Form 10-K
period 1993-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 1994-03-31
CIK 831259

==============================================================================
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

               For the fiscal year ended December 31, 1993
                                   OR
  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

  For the transition period from _________________ to _________________

                      Commission file number 1-9916


                   FREEPORT-McMoRan COPPER & GOLD INC.

Organized in Delaware         I.R.S. Employer Identification No.  74-2480931

 First Interstate Bank Building, One East First Street, Suite 1600, Reno,
                              Nevada 89501

   Registrant's telephone number, including area code:  (702) 688-3000

       Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
Title of Each Class                             on Which Registered
- --------------------                           ---------------------

Class A Common Stock Par Value $0.10          New York Stock Exchange and
  per Share                                     Australian Stock Excahnge

Depositary Shares Representing 2-16/17        New York Stock Exchange
  shares of Special Preference Stock
  Par Value $0.10 per Share

Depositary Shares Representing 0.05           New York Stock Exchange
  shares of Step-Up Convertible Preferred
  Stock Par Value $0.10 per Share

Depositary Shares Representing 0.05           New York Stock Exchange
  shares of Gold-Denominated Preferred
  Stock Par Value $0.10 per Share

Depositary Shares, Series II, Representing    New York Stock Exchange
  0.05 shares of Gold-Denominated
  Preferred Stock, Series II, Par Value
  $0.10 per Share

     Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X   No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,607,239,000 on March 15, 1994.

     On March 15, 1994, there were issued and outstanding 63,803,313 shares of Class A Common Stock, par value $0.10 per share, of which 1,547,700 shares were held by the registrant's parent, Freeport-McMoRan Inc., and 142,129,602 shares of Class B Common Stock, par value $0.10 per share, all of which were held by Freeport-McMoRan Inc.

                    Documents Incorporated by Reference

Portions of the registrant's Annual Report to stockholders for the year ended December 31, 1993 (Parts I, II and IV) and portions of the Proxy Statement dated March 31, 1994, submitted to the registrant's stockholders in connection with its 1994 Annual Meeting to be held on May 5, 1994 (Part
III)

                             TABLE OF CONTENTS
                             -----------------

Part I................................................................     1
  Items 1 and 2. Business and Properties..............................     1

    Introduction......................................................     1
    P.T. Freeport Indonesia Company...................................     1
    Contract of Work..................................................     2
    Ore Reserves......................................................     2
    Mining Operations.................................................     3

    Exploration.......................................................     4
    Milling, Expansion and Production.................................     6
    Transportation and Other Infrastructure...........................     6
    Marketing.........................................................     8
    Republic of Indonesia.............................................     9

    Rio Tinto Minera, S.A.............................................    10
    Eastern Mining Company, Inc.......................................    10
    Research and Development..........................................    11
    Environmental Matters.............................................    11
    Employees.........................................................    12

    Competition.......................................................    12
  Item 3.  Legal Proceedings..........................................    12
  Item 4.  Submission of Matters to a Vote of Security Holders........    13
  Executive Officers of the Registrant................................    13


Part II...............................................................    14
  Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    14
  Item 6.  Selected Financial Data....................................    14
  Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.--....................    14
  Item 8.  Financial Statements and Supplementary Data................    15
  Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.--....................    15

Part III..............................................................    15
  Items 10, 11, 12, and 13.  Directors and Executive Officers of
            the Registrant, Executive Compensation, Security
            Ownership of Certain Beneficial Owners and
            Management, and Certain Relationships and Related
            Transactions..............................................    15

Part IV...............................................................    15
  Item 14. Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.......................................    15

Signatures............................................................    16

Index to Financial Statements.........................................    F-1

Report of Independent Public Accountants..............................    F-1

Exhibit Index.........................................................    E-1


                                  PART I
                                  ------

Items 1 and 2.  Business and Properties.
- ----------------------------------------


                                  INTRODUCTION

     Freeport-McMoRan Copper & Gold Inc., a Delaware corporation formed in 1987 ("FCX"), is a subsidiary of Freeport-McMoRan Inc. ("FTX"*).
FCX's principal operating subsidiary is P.T. Freeport Indonesia Company ("PT-FI"), a limited liability company organized under the laws of the Republic of Indonesia and domesticated in Delaware. PT-FI engages in the exploration for and development, mining, and processing of copper, gold and silver in Indonesia and in the marketing of concentrates containing such metals worldwide. FCX believes that PT-FI has one of the lowest cost copper producing operations in the world, taking into account customary credits for related gold and silver production. FTX owns approximately 69.77% of FCX's common stock. FCX owns approximately 81.28% of the outstanding common stock of PT-FI. Of the remaining 18.72% of the outstanding PT-FI common stock, approximately 9.36% is owned by the Government of the Republic of Indonesia (the "Government") and approximately 9.36% is owned by an Indonesian corporation, P.T. Indocopper Investama Corporation ("PT-II"), in which FCX owns a 49% interest. FCX also has a subsidiary, Eastern Mining Company, Inc., ("Eastern Mining") which on April 29, 1993 was granted an exploration permit, giving it exclusive rights for a limited period to explore for minerals on 2.5 million acres adjacent to the 6.5 million acre exploration area covered by PT-FI's New
COW (as defined below). On March 30, 1993, FCX acquired a 65% interest in the capital stock of Rio Tinto Minera, S.A. ("RTM"), a company primarily engaged in the smelting and refining of copper concentrates in Spain. In December 1993, RTM redeemed the remaining 35% interest.

- --------------------------
 *The term "FTX", as used in this report, means Freeport-McMoRan Inc., its divisions, and its direct and indirect subsidiaries and affiliates other than FCX, or any one or more of them, unless the context requires Freeport-McMoRan Inc. only.


      In January 1994, FCX redeemed its Zero Coupon Exchangeable Notes due 2011 (the "Notes"). Of the $118.6 million Notes outstanding at the initiation of the call, $118.3 million were exchanged into 6.7 million shares of FCX Class A Common Stock prior to the redemption of the Notes. The balance was redeemed for cash. Also in January 1994, FCX sold 4.3 million depositary shares, each representing 0.05 shares of its Gold-Denominated Preferred Stock, Series II to the public for net proceeds of $158.5 million. In August 1993, FCX sold 6.0 million depositary shares, each representing 0.05 shares of its Gold-Denominated Preferred Stock, to the public for net proceeds of $220.4 million. In July 1993, FCX sold 14.0 million depositary shares, each representing 0.05 shares of its Step-Up Convertible Preferred Stock, to the public for net proceeds of $340.7 million.


                      P.T. FREEPORT INDONESIA COMPANY

     PT-FI's operations are located in the rugged highlands of the Sudirman Mountain Range in the province of Irian Jaya, Indonesia, located on the western half of the island of New Guinea. Over the last 25 years, PT-FI has met an extraordinary combination of engineering and construction challenges to develop its mining and milling complex and supporting infrastructure in one of the least explored areas in the world. PT-FI's largest mine, Grasberg, discovered in 1988, contains the largest single gold reserve and one of the three largest open-pit copper reserves of any mine in the world. In order to develop the Grasberg deposit, PT-FI undertook an expansion program in stages, initially from 20,000 metric tons of ore per day ("MTPD") to 57,000 MTPD. Expansion from 57,000 MTPD to 66,000 MTPD was completed in 1993 ahead of schedule and within budget. PT-FI has begun work on a further expansion of its overall mining and milling rate to 115,000 MTPD which is expected to be completed by year-end 1995 and to result in annual production rates approaching 1.1 billion pounds of copper and 1.5 million ounces of gold.


                             CONTRACT OF WORK

     In 1967, PT-FI's predecessor, Freeport Indonesia, Incorporated, a Delaware corporation, ("FII") and the Government entered into a contract of work (the "1967 COW") governing FII's mining activities in Indonesia. From 1967 until the end of 1991, FII operated as the sole contractor for the production and marketing of certain minerals from a 24,700 acre area (the "1967 Mining Area"). On December 30, 1991, FII was merged into PT-FI in Delaware and PT-FI and the Government signed a new contract of work (the "New COW"), which superseded the 1967 COW. The New COW covers both the 1967 Mining Area and a contiguous 6.5 million acre exploration area (the "New COW Area"). The New COW has a 30-year term, with provisions for two 10-year extensions under certain conditions.

     The New COW contains a provision under which PT-FI must progressively relinquish its rights to the nonprospective parts of the New COW Area in amounts equal to 25% of the 6.5 million acres at the end of each of three specified periods, the first of which is set to expire on December 30, 1994, unless further extended by the Ministry of Mines, and the last of which is set to expire five to seven years after the signing of the New COW. In light of these relinquishment provisions, PT-FI has implemented an active exploration program with a focus on both what it believes to be the most promising exploration opportunities in the New Cow Area as well as identification of areas which appear to hold the least promise.
The New COW also contains provisions for PT-FI to conduct or cause to be conducted a feasibility study relating to the construction of a copper smelting facility in Indonesia and for the eventual construction of such a facility by PT-FI, if such facility is deemed to be economically viable by PT-FI and the Government and is not constructed by others. PT-FI is pursuing with other companies the feasibility of constructing a copper smelting facility in Indonesia, in which PT-FI would hold a minority interest and supply approximately one-half of the smelter's currently anticipated copper concentrate requirements.


                               ORE RESERVES

   Based upon published reports, FCX believes that PT-FI's Grasberg deposit contains the largest single gold reserve and one of the three largest open-pit copper reserves of any mine in the world. Proved and probable ore reserves at December 31, 1993 were approximately 1,074.1 million tons* at an average grade of 1.31% copper, 1.47 grams of gold per ton and 4.04 grams of silver per ton compared with approximately 733.2 million tons of ore with an average grade of 1.47% copper, 1.72 grams of gold per ton and 3.87 grams of silver per ton at December 31, 1992. Primarily as a result of the drilling operations at the Grasberg mine (see "Mines in Production" below), PT-FI's proved and probable copper and gold reserves as of December 31, 1993 have increased, net of production since December 31, 1988 by approximately 319% and 574%, respectively, and from year-end 1992 by 28% and 22%, respectively.

- --------------------------
* As used herein, "ton" refers to a metric ton, which is equivalent to 2,204.62 pounds on a dry weight basis.

     This increase in proved and probable reserves, net of production, reflects the addition of approximately 340.9 million tons of ore since December 31, 1992 (a 46% increase) as the result of a drilling program that includes data obtained from the surface down to approximately the 3,100 meter elevation at the Grasberg ore body. PT-FI's proved and probable reserves at Grasberg do not include reserves below the 3,100 meter level. PT-FI has begun driving an adit (the "Amole adit") from the mill site to a point below the currently delineated Grasberg ore body at the 2,900 meter level. The Amole adit, expected to be completed in 1996, will facilitate further deep exploration to delineate the extent of the Grasberg deposit below the 3,100 meter level. Preliminary drilling from the existing 3,700 meter adit indicates significant additional mineralization below the existing proved and probable reserves. There can be no assurance, however, that PT-FI's exploration programs will result in the delineation of additional reserves in commercial quantities. For further information with respect to the copper, gold and silver content of proved and probable ore reserves of PT-FI, reference is made to Note 11 to the financial statements of FCX referred to on page F-1 hereof (the "FCX Financial Statements"), incorporated herein by reference.


                             MINING OPERATIONS

Mines in Production

     PT-FI currently has two mines in operation: the Ertsberg East and the Grasberg, both within the 1967 Mining Area. PT-FI milled ore at an average rate of approximately 57,600 MTPD in 1992 and 62,300 MTPD in 1993.

     Open pit mining of the Grasberg ore body commenced in January 1990.
In 1993, Grasberg mine output totaled approximately 19.8 million tons of ore, providing approximately 81% of total PT-FI ore production. Production from the Grasberg ore body, averaged approximately 54,100 MTPD during 1993.

     Ertsberg East is an underground mine which commenced production in 1980. Block caving operations are conducted in two separate zones of the ore body with a common haulage level at 3,530 meters elevation. In 1993, mine output from Ertsberg East totaled approximately 4.4 million tons of ore and provided approximately 18% of total PT-FI ore production. Production from Ertsberg East averaged approximately 12,200 MTPD during 1993. The Ertsberg East mine is expected to be depleted by the second half of 1994 and production primarily from Grasberg, supplemented by production from the Intermediate Ore Zone (the "IOZ") ore body (see "Mines in Development" below), is expected to offset the Ertsberg East production.

Mines in Development

     Three major additions to PT-FI's underground mining operations, which are intended to replace existing underground production areas when they become depleted, have previously been developed: the DOM (from the Dutch word meaning "cathedral") ore body, the Deep Ore Zone (the "DOZ") ore body and the IOZ ore body. The IOZ is located vertically between the Ertsberg East and the DOZ ore bodies.

     The DOM ore body's initial working level is some 380 meters above the Erstberg East mining operation. The DOM ore body will initially be mined using the block caving method. Pre-production development is complete and the first block cave area has been prepared. All maintenance, warehouse and service facilities are in place. Production at the DOM has been deferred as a result of the continued increase in the Grasberg ore reserves.

     The mine being developed at the IOZ ore body is situated approximately 350 meters above the 2,900 meter level adit. Delineation drilling and pre-production development began in 1991. The IOZ is being developed to gradually replace production from the Ertsberg East mine beginning in 1994 using the same block caving method. Mining will proceed downward from the IOZ to the DOZ.

     The DOZ, also an underground mine within the 1967 Mining Area, lies vertically below the IOZ ore body and is currently capable of production. Initial production from the DOZ commenced in 1989. However, at the end of 1991, mine output from the DOZ was temporarily suspended, and it is anticipated that it will resume once the IOZ ore body has been depleted sometime after 1998.

                                EXPLORATION

     In addition to continued delineation of the Grasberg deposit and other deposits discussed above, PT-FI is continuing its ongoing exploration program for copper and gold mineralization within the 1967 Mining Area. Two anomalous zones in the vicinity of PT-FI's current mining activities are under active exploratory drilling. The Big Gossan and Wanagon mineralizations are located west of the Erstberg open pit, southwest of the Grasberg ore body and anchor the ends of a clearly defined mineralized structure trending roughly east-west for 4.5 kilometers. The Big Gossan mineralization, as drilled to date, extends approximately 1,100 meters from just east of the intersection of the Amole adit.

     Over 50 holes have been drilled from the Amole adit and from an exploration drift being driven in a westerly direction parallel to the Big Gossan structure, which drilling resulted in the addition of 8.5 million metric tons of ore at an average grade of 2.4% copper and 0.77 grams of gold per metric ton to PT-FI's total proved and probable reserves at December 31, 1993. Earlier surface drilling of the western portion of the Big Gossan anomaly, approximately 300-500 meters west of the underground drilling, established a mineral resource in excess of 6 million metric tons with an average grade of 5% copper and 2.9 grams of gold per metric ton which is not included in PT-FI's total proved and probable reserves at December 31, 1993. Further underground exploration of the resources established by the surface drilling as well as the area between it and the reserves discovered near the Amole adit will be carried out in 1994 from the exploration drift as it is extended.

     Mine planning for development of the Big Gossan resource has commenced with development estimated to cost approximately $100 million and to begin in late 1994 or early 1995.

     During the first quarter of 1993, PT-FI initiated helicopter-supported surface drilling of the Wanagon gold/silver/copper prospect. Seven holes were drilled during 1993 at Wanagon, located approximately 2 kilometers northwest of Big Gossan and approximately 3 kilometers southwest of Grasberg. Significant copper values have been encountered below the 2,900 meter elevation. Target evaluation in other parts of the 1967 Mining Area is also continuing.

     Preliminary exploration of the New COW Area has indicated many promising targets. Extensive stream sediment sampling within the new acreage has generated analytical results which are being evaluated. This sampling program, when coupled with regional mapping completed on the ground and from aerial photographs, has led to the outlining of over 50 exploration targets. PT-FI has also completed a fixed-wing air-magnetometer survey of the entire New COW Area. Detailed follow-up exploration of these anomalies by additional mapping and sampling and through the use of both aerial and ground magnetic surveys is now in progress. Systematic drilling of these targets has already commenced with mineralization being discovered at several prospects. Additional drilling is required to determine if any of these are commercially viable.

     PT-FI has focused its initial drilling in the New COW Area on two prospects 30 kilometers and 40 kilometers north of Grasberg that display anomalous geochemical and magnetic characteristics. Although these prospects require additional exploratory drilling, initial results indicate a large mineralized district that covers three times the aerial extent or approximately 75,000 acres when compared to the original 24,700-acre district that contained the Ertsberg, Grasberg, Ertsberg East, IOZ, DOZ, Big Gossan and DOM ore bodies. The discovery of widespread igneous activity, including volcanic rocks, in these new areas indicates the potential for Grasberg-type stockwork and porphyry deposits as well as skarn-type copper/gold deposits similar to the Ertsberg, Ertsberg East, IOZ, DOZ and DOM ore bodies. PT-FI has also initiated drilling programs for four other prospects. Drilling results are being interpreted. No assurance can be given that any of these new areas contain commercially exploitable mineral deposits.

     PT-FI's exploration expenditures were $31.7 million for 1993, compared to $12.2 million for 1992.


                     MILLING, EXPANSION AND PRODUCTION

Milling

     Most of the ore from PT-FI's mines moves by a conveyor system to an ore pass through which it drops to the mill site. At the mill site, which is located approximately 2,900 meters above sea level, the ore is crushed and ground. The powdered ore is then mixed in tanks with chemical reagents and continuously agitated with air. At this stage the copper-bearing concentrate rises to the top of the tanks from which it is removed and thickened. The product leaves the mill site as a thickened concentrate slurry, consisting of approximately 65% solids by weight. During 1993, the recovery rates for the milling facilities averaged approximately 87.0% of the copper content, 76.2% of the gold content and 67.2% of the silver content of the ore processed, compared to 88.2%, 73.7% and 65.5%, respectively, during 1992.

Expansion

     In 1993 PT-FI completed, within budget and ahead of schedule, the expansion of its production facilities increasing its mining and milling capacity from 57,000 MTPD to 66,000 MTPD at its Indonesian complex. During 1993 mill production averaged 62,300 MTPD. PT-FI has begun work on a further expansion of its overall mining and milling rate to 115,000 MTPD at an estimated cost of approximately $685 million, excluding the capital required for the Enhanced Infrastructure Project (the "EIP") and other infrastructure improvements, of which approximately $120 million had been spent through December 31, 1993. This expansion is expected to be completed by or about year end 1995. Funding for this expansion will be obtained from existing cash balances, cash flow from operations and additional financing, if required. Such expansion beyond 66,000 MTPD will also require certain Government approvals. This expansion will further PT-FI's goal of approaching annual copper production of 1.1 billion pounds and annual gold production of approximately 1.5 million ounces.

Production

     In 1993 PT-FI achieved record copper production of 658.4 million recoverable pounds, approximately 6% more than in 1992. Gold production was a record 786,700 recoverable ounces, an increase of approximately 23% over 1992. For a summary of PT-FI's production, sales and average product realizations for 1993 and the previous four years, reference is made to "Selected Financial and Operating Data" appearing on page 17 of FCX's 1993 Annual Report to stockholders, which is incorporated herein by reference.


                  TRANSPORTATION AND OTHER INFRASTRUCTURE

Transportation

     From the mill site, the thickened concentrate is pumped through two 115 kilometer pipelines to the port-site facility at Amamapare. At the port-site the slurry is filtered, dried and stored for shipping. When ships arrive, they are loaded at the dock facilities at the port-site until they draw their maximum water. The ships then normally move to deeper water, where loading is completed from shuttling barges.

Other Infrastructure

     The location of PT-FI's operations in a remote and undeveloped area requires that such operations be virtually self-sufficient. The facilities, in addition to those described above, include an airport, a heliport, a 119 kilometer road with bridges and tunnels, an aerial service tramway to transport personnel, equipment and supplies to the mines, a hospital and two town sites with schools, housing and other required facilities sufficient to support approximately 12,000 persons, including approximately 360 who are located at the port-site.

     In conjunction with the expansion of the mining and processing facilities to 115,000 MTPD, the first phase of the EIP is being implemented. The EIP is a long term program created (1) to provide certain infrastructure facilities needed for PT-FI's operations, (2) to enhance the quality of conditions for PT-FI's employees and (3) to develop and promote the growth of local and other third party activities and enterprises in Irian Jaya through the construction of certain required physical support facilities. The full EIP includes plans for various commercial, residential, educational, retail, medical, recreational, environmental and other infrastructure facilities to be constructed during the next ten to twenty years. Depending on the long-term growth of PT-FI's operations, the total cost of the EIP could range between $500 million and $600 million. The first phase of the EIP is needed to support the 115,000 MTPD expansion. FCX anticipates that the first phase, which includes various residential, community and commercial facilities and an extension of the principal road which will enable vehicle traffic to travel all the way to the port-site, will be completed by mid-1996.

     PT-FI has entered into certain agreements with Huarte S.A. ("Huarte"), a Spanish construction and engineering company. These agreements cover the design, engineering and construction of the facilities to be constructed in the first phase of the EIP. Together, the agreements give Huarte responsibility to deliver completed facilities to PT-FI.

     In March 1993, PT-FI entered into a joint venture agreement with P.T. ALatieF Nusakarya Corporation ("ALatieF"), an Indonesian investor, pursuant to which PT-FI will sell to a joint venture or ventures (the "ALatieF Joint Venture") certain existing infrastructure assets and certain assets to be constructed as part of the EIP for total consideration of $270 million. The ALatieF Joint Venture, which is owned one-third by PT-FI and two-thirds by ALatieF, is expected to purchase approximately $90 million of EIP assets annually over the period 1993-1995, with funding provided by equity contributions from the ALatieF Joint Venture partners ($90 million) and debt financing ($180 million), which is expected to be guaranteed by PT-FI, FCX or both. The sale of the first group of assets to the ALatieF Joint Venture, primarily dormitory-style residential properties and associated food service facilities, was completed in December 1993, for a price of $90 million. The sales which are anticipated for 1994 and later are subject to the execution of definitive agreements and certain Government approvals.

     The acquired assets will be made available to PT-FI and its employees and designees under arrangements which will provide the ALatieF Joint Venture with a guaranteed minimum rate of return on its investment. Certain existing EIP related contracts with Huarte will be assigned to the ALatieF Joint Venture as appropriate.

     In December 1993, PT-FI announced the execution of a Letter of Intent with Duke Energy Corp. ("DE") and PowerLink Corporation ("PL"), pursuant to which PT-FI would sell its existing and to be constructed power generation and transmission assets and certain other power-related assets to a joint venture (the "Power Joint Venture") whose ownership would consist of DE (30%), PL (30%), PT-FI (30%) and an Indonesian investor (10%). The total value of the transaction is estimated at $200 million and is expected to be concluded in two phases. The first sale, representing the existing assets, is expected to exceed $100 million and to occur in mid-1994. The final sale, representing the to-be-constructed expansion-related assets, is expected to occur during the first half of 1995. Under the agreement, the Power Joint Venture will own these assets and be responsible for providing the electrical power services required by PT-FI at its mining, milling and support operations in Irian Jaya, Indonesia, including the power services required for the expansion of ore throughput to 115,000 MTPD.

     PT-FI has also entered into two separate letters of intent with respect to the sale to joint ventures of certain aircraft, airport and related operations (the "Airport Joint Venture") and certain construction equipment, certain port facilities and related marine, logistics and related assets (the "Port Joint Venture"). PT-FI would have a 25% equity interest in the Airport Joint Venture, with certain Indonesian investors controlling the remainder. PT-FI would enter into one or more agreements with the Airport Joint Venture for air transport services for both passengers and cargo. It is expected that the purchase price of the assets transferred to the Airport Joint Venture will be approximately $30 million.

     The Port Joint Venture is expected to be owned by a multinational shipping concern and three to five Indonesian investors (one of which is expected to be ALatieF). PT-FI is not expected to have an equity interest in the Port Joint Venture. PT-FI would enter into one or more agreements with the Port Joint Venture for use of the transferred assets. It is expected that the purchase price of the assets transferred to the Port Joint Venture will not exceed $100 million.

     The foregoing letters of intent  are not binding and are subject  to the
execution  of  definitive  agreements,   financing,  and  certain   Government
approvals.   No assurance can be given that  any of these transactions will be consummated.

                                 MARKETING

     PT-FI's copper concentrates, which contain significant gold and silver components, are sold primarily under long-term, U. S. dollar-denominated contracts, pursuant to which the selling price is based on world metals prices, generally the London Metal Exchange ("LME") settlement prices for Grade A copper metal, less certain allowances. Under a major long-term contract signed in late 1990, approximately 44% of the concentrates produced by PT-FI in 1993 were sold to a group of Japanese copper smelting companies. PT-FI also supplies copper concentrates to other Asian, European and North American smelters and international trading companies under long-term sales agreements. Virtually all of PT-FI's 1993 production of copper concentrates was sold under prior commitments, and PT-FI has commitments from various parties to purchase virtually all of its estimated 1994 production of copper concentrates. For further detail with respect to sales of concentrates, see
Note 8 to the FCX Financial Statements.

     For average realizations per recoverable pound of copper, see "Selected Financial and Operating Data" on page 17 of FCX's 1993 Annual Report to stockholders. PT-FI has in place a price protection program that eliminates exposure to copper price declines below an average $.90 per recoverable pound for estimated copper sales priced during 1994, while allowing full benefit to PT-FI for prices above that level. The cost of the 1994 price protection program, $6 million, is included in product inventories and is being amortized as an adjustment to revenues as sales are priced during 1994.


                           REPUBLIC OF INDONESIA

     The economy of Indonesia is based on export commodity agriculture, the extraction of petroleum, natural gas and other mineral resources, wholesale and retail trade and, to an increasing extent, manufacturing. Indonesia has a presidential republic system of government. President Suharto assumed power in 1966 following an attempted communist coup and has been in power since then. The Government has maintained a high degree of stability for the past 26 years. President Suharto was re-elected in March 1993 to serve a sixth consecutive five-year term.

     The Government has promoted policies designed to help develop Indonesia economically and has encouraged foreign investment in numerous areas where such investment would benefit the Indonesian economy. Indonesia's foreign investment policy is expressed in the 1967 Foreign Capital Investment Law. It provides basic guarantees of remittance rights and protection against nationalization, a framework for incentives and some basic rules as to the other rights and obligations of foreign investors. PT-FI's rights and obligations relating to taxes, exchange controls, repatriation and other matters are governed by the New COW, which was concluded pursuant to the 1967 Foreign Capital Investment Law.

    PT-FI has had and continues to enjoy a good working relationship with the Government. PT-FI's mining complex was Indonesia's first copper mining project and was the first major foreign investment made in Indonesia following the new economic development program instituted by the Suharto administration in 1967. PT-FI works closely with the various levels of the Government in development efforts in the vicinity of its operations. PT-FI incurs significant costs associated with providing health and educational assistance, job training, employment opportunities, agricultural assistance and other community development services and facilities for the Indonesian people living in the areas of its operations. In 1990 PT-FI established a foundation to provide educational and work opportunities for the benefit of the people of Irian Jaya. Over the next several years, PT-FI will contribute at least $10 million to the foundation for community projects. PT-FI also has in place a long-term business development program to provide financing and support for new and emerging businesses, many of which are expected to be suppliers of goods and services for PT-FI's operations. Over time, PT-FI anticipates investing $25 million in this program.

     FCX has the benefit of political risk insurance from the Overseas Private Investment Corporation, the Multilateral Investment Guaranty Agency and other insurers, where available, which covers a portion of its interest in PT-FI. The insurance is primarily designed to cover certain breach of contract risks.


                          RIO TINTO MINERA, S.A.

     In March 1993, FCX acquired a 65% interest in RTM, which is principally engaged in the smelting and refining of copper in Spain, for approximately $50 million, excluding transaction costs. In December 1993, RTM redeemed the remaining 35% interest for approximately $19 million. RTM has announced plans to expand its smelter production capacity from its current 150,000 metric tons of metal per year to approximately 180,000 metric tons of metal per year by 1995 at a cost of approximately $50 million. RTM is studying further expansion to as much as 270,000 metric tons of metal production per year. During 1993, PT-FI supplied RTM with approximately 90,000 metric tons of copper concentrate and is expected to supply approximately 150,000 metric tons in 1994, providing for approximately 20% and 33%, respectively, of RTM's requirements in those years. Beginning in 1996, PT-FI is expected to provide the RTM smelter with approximately one-half of its copper concentrate
requirements.    For further  information  concerning  RTM,
reference is made to the information set forth in Item 7 below.


                       EASTERN MINING COMPANY, INC.

     FCX's subsidiary Eastern Mining was granted an exploration permit (the "SIPP") in April 1993 which gives exclusive rights for a limited period to explore for minerals on 2.5 million acres (the "SIPP Area") adjacent to the New COW Area. Preliminary exploration of the SIPP Area is under way.

      A draft of a contract of work ("Eastern Mining Draft") was initialled on January 30, 1993 by the Ministry of Mines and Energy of Indonesia and Eastern Mining which covers the SIPP Area. The Eastern Mining Draft will be submitted to the President of Indonesia, with execution of a definitive contract of work expected in 1994. The Eastern Mining Draft, as initialled, provides for a 30-year term and for two 10-year extensions under certain circumstances. Upon execution, an Indonesian limited liability company will be formed to hold the definitive contract of work which initially is to be owned 80% by Eastern Mining and 10% by each of PT-II and an unrelated Indonesian corporation.


                      RESEARCH AND DEVELOPMENT

     In February 1993, FTX outsourced its corporate engineering, research and development, corporate environmental and corporate safety functions and, to that end, contracted with a new company initially owned and staffed by former employees of FTX, Crescent Technology, Inc. ("Crescent"), that furnishes services to FTX. Crescent maintains engineering and mine development groups in New Orleans, Louisiana, which provide engineering, design and construction supervision activities required to implement new ventures and apply improvements to existing operations of PT-FI and RTM.

                           ENVIRONMENTAL MATTERS

     FTX and its affiliates, including FCX, have a history of commitment to environmental responsibility. Since the 1940s, long before the general public recognized the importance of maintaining environmental quality, FTX has conducted, and continues to conduct, preoperational, bioassay, marine ecological and other environmental surveys to determine the environmental compatibility of its operations. FTX's Environmental Policy commits its operations to full compliance with applicable laws and regulations. FTX has contracted with Crescent whose environmental specialists develop and implement environmental programs that include the activities of PT-FI.

     The management of PT-FI believes that it is in compliance with Indonesian environmental laws, rules and regulations. PT-FI had a team of environmental scientists from a leading Indonesian scientific institution conduct a study to update its 1984 Environmental Evaluation Study, with particular focus on its 66,000 MTPD expansion program, and which addressed the anticipated effect of PT-FI's expansion to 66,000 MTPD on the environment within the study area including water quality, aquatic and terrestrial biology, hydrology, geomorphology, oceanography, sociology and economics. The study was submitted to the Government, and a formal hearing was held on the document. The Government then requested PT-FI to update the document to include future expansion plans. An additional environmental evaluation study was submitted in late 1993 with respect to the proposed expansion of production to 115,000 MTPD, and it was approved in February 1994.

     PT-FI and RTM, through FTX, maintain insurance coverage in amounts deemed prudent for certain types of damages associated with environmental liabilities which arise from sudden, unexpected and unforeseen events.

     PT-FI has made, and continues to make, expenditures at its operations for protection of the environment. Government and public emphasis on environmental matters can be expected to require PT-FI to incur additional costs, which will be charged against income from future operations. It is possible that the Government could revise its environmental laws and/or regulations periodically. The impact, if any, of such possible revisions on PT-FI's operations cannot be accurately predicted. However, PT-FI does not anticipate that any investments which might be required will have a significant adverse impact on its future operations, liquidity, capital resources or financial position.


                                 EMPLOYEES

     In order to allow access to the FTX employee benefit plans for United States citizens employed full time in PT-FI's and RTM's businesses, such persons are formally employed by certain United States subsidiaries of FTX. For all operational purposes, however, such individuals are regarded as employees of PT-FI or RTM, respectively, and references herein to PT-FI or RTM employees include such individuals.

     FCX, PT-FI and FTX are parties to a Management Services Agreement (the "Management Agreement") pursuant to which FTX furnishes general executive, administrative, financial, accounting, legal, environmental, tax, research and development, sales and certain other services to FCX and PT-FI. The term of the Management Agreement is unlimited, subject to termination by any of the parties on December 31 of any year and subject to at least six months' prior written notice. FCX and PT-FI reimburse FTX at FTX's cost, including allocated overhead, for such services on a monthly basis. For further information with respect to the Management Agreement, including costs reimbursed to FTX, reference is made to Note 9 to the FCX Financial Statements.

     As of December 31, 1993, PT-FI had a total of 6,054 employees (approximately 94% Indonesian), compared with 4,983 employees (approximately 91% Indonesian) at year-end 1992. In addition, as of December 31, 1993, PT-FI had approximately 6,600 contract workers, most of whom were Indonesian. Approximately 40% of PT-FI's Indonesian employees are members of the All Indonesia Workers' Union, which operates under Government supervision, with which a labor agreement covering PT-FI's hourly paid Indonesian employees runs until September 30, 1995. PT-FI experienced no work stoppages in 1993, and relations with the union have generally been good. As of December 31, 1993, RTM had a total of 1,216 employees, of which 1,003 employees are covered by union contracts. RTM experienced limited work stoppages in 1993, but relations with these unions have also generally been good.


                                COMPETITION

     PT-FI competes with other mining companies in connection with the sale of its mineral concentrates and the recruitment and retention of qualified personnel. Some competing companies possess financial resources equal to or greater than those of PT-FI. The management of FCX believes that PT-FI is one of the lowest cost copper producers in the world, taking into account credits for related gold and silver production.

Item 3.  Legal Proceedings.
- ---------------------------

     Although FCX may be from time to time involved in various legal proceedings of a character normally incident to the ordinary course of its business, the management of FCX believes that potential liability in any such pending or threatened proceedings would not have a material adverse effect on the financial condition or results of operations of FCX. FCX, through FTX, maintains liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of its business as well as other insurance coverages customary in its business, with such coverage limits as management deems prudent.

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

     Not applicable.


Executive Officers of the Registrant.
- -------------------------------------

     In addition to the elected executive officers of FCX (the "Elected FCX Executive Officers"), certain employees of affiliates of FCX are deemed by FCX to be executive officers of FCX (the "Designated FCX Executive Officers") for purposes of the federal securities laws. Listed below are the names and ages, as of March 15, 1994, of each of the Elected FCX Executive Officers and the Designated FCX Executive Officers, together with the principal positions and offices with FCX, FTX, and PT-FI held by each. All officers of FCX, FTX, and PT-FI are elected or appointed for one year terms, subject to death, resignation or removal.


        Name                Age                  Position or Office
        ----                ---                  ------------------

Richard C. Adkerson          47          Senior Vice President of FCX.
                                           Senior Vice President of FTX.
                                           Commissioner of PT-FI.

John G. Amato                50          General Counsel of  FCX.
                                           General Counsel of  FTX.
                                           Commissioner of PT-FI.

Richard H. Block*            43          Senior Vice President of FTX.

Thomas J. Egan*              49          Senior Vice President of FTX.

Charles W. Goodyear          36          Senior Vice President of FCX.
                                           Senior Vice President of FTX.
                                           Commissioner of PT-FI.

Hoediatmo Hoed*              54          President Director of PT-FI.

W. Russell King*             44          Senior Vice President of FTX.

Rene L. Latiolais*           51          Director of FCX.  Director,
                                           President, and Chief Operating
                                           Officer of FTX.  Commissioner
                                           of PT-FI.

George A. Mealey             60          Director,  President, and  Chief
                                           Executive Officer of FCX.
                                           Executive Vice President of FTX.
                                           Director and Executive Vice
                                           President of PT-FI.

James R. Moffett             55          Director and Chairman of the Board
                                           of FCX. Director, Chairman of the
                                           Board, and Chief Executive Officer
                                           of FTX.  President Commissioner of
                                           PT-FI.

- --------------------
* This individual is a Designated FCX Executive Officer and not an Elected FCX Executive Officer. He is deemed by FCX to be a Designated FCX Executive Officer solely for purposes of the federal securities laws in view of his position and responsibilities as an officer of FTX or PT-FI, as applicable; he holds no actual position as an officer of FCX.


      The individuals listed above, with the exceptions of Messrs. Adkerson, Amato, and Goodyear, have served FCX, FTX, or PT-FI in various executive capacities for at least the last five years. Until 1989, Mr. Adkerson was a partner in Arthur Andersen & Co., an independent public accounting firm, and Mr. Goodyear was a Vice President of Kidder, Peabody & Co. Incorporated, an investment banking firm. During the past five years and prior to that period, Mr. Amato has been engaged in the private practice of law and has served as outside counsel to FCX, FTX, and PT-FI.



                                  PART II
                                  -------

Item  5.   Market  for  Registrant's  Common  Equity and  Related Stockholder
- -----------------------------------------------------------------------------
           Matters.
           --------

     The information set forth under the caption "FCX Class A Common Shares" and "Class A Common Share Dividends", on the inside back cover of FCX's 1993 Annual Report to stockholders, is incorporated herein by reference. As of March 15, 1994, there were 2,355 record holders of FCX's Class A common stock.

Item 6.  Selected Financial Data.
- ---------------------------------

     The Information set forth under the caption "Selected Financial and Operating Data", on page 17 of FCX's 1993 Annual Report to stockholders, is incorporated herein by reference.

     FCX's ratio of earnings to fixed charges for each of the years 1989 through 1993, inclusive, was 27.6x, 9.2x, 4.5x, 6.5x and 3.6x respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interest and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

Item  7.    Management's  Discussion and  Analysis  of  Financial
- -----------------------------------------------------------------
            Condition and Results of Operations.
             -----------------------------------

ORE RESERVE ADDITIONS AND ONGOING EXPLORATION PROGRAM
Total estimated proved and probable recoverable reserves at P.T. Freeport Indonesia Company (PT-FI), Freeport-McMoRan Copper & Gold Inc.'s (FCX or the Company) principal operating unit, have increased since December 31, 1992, by 5.9 billion pounds of copper (a 28 percent increase), 7.0 million ounces of gold (a 22 percent increase), and 32.0 million ounces of silver (a 72 percent increase), bringing PT-FI's total year-end 1993 estimated proved and probable recoverable reserves to 26.8 billion pounds of copper, 39.1 million ounces of gold and 76.7 million ounces of silver. The increases, net of production during the year, were added primarily at the Grasberg deposit, but also include additions at the Company's underground mine at the DOZ (Deep Ore Zone) deposit and the recently discovered Big Gossan deposit.

     In addition to continued delineation of the Grasberg deposit and other deposits including Big Gossan, PT-FI is proceeding with its ongoing exploration program for mineralization within the original mining area. During 1993, PT-FI initiated helicopter-supported surface drilling of the Wanagon gold/silver/copper prospect, located 1.5 miles northwest of Big Gossan and 2 miles southwest of Grasberg, where seven holes were drilled. Significant copper mineralization has been encountered below the 2,900 meter elevation.

     Preliminary exploration of the new contract of work area (New COW
Area) has indicated numerous promising targets. Extensive stream sediment sampling within the new acreage has generated analytical results which are being evaluated. This sampling program, when coupled with regional mapping completed on the ground and from aerial photographs, has led to the outlining of over 50 exploration targets. PT-FI has also completed a fixed-wing air-magnetometer survey of the entire New COW Area. Detailed follow-up exploration of these anomalies by additional mapping and sampling and through the use of both aerial and ground magnetic surveys is now in progress. Systematic drilling of these targets has already commenced with significant mineralization being discovered at several prospects. Additional drilling is required to determine if any of these are commercially viable. Initial surface and stream sampling began on an additional 2.5 million acres, just north and west of our existing COW area, on which an affiliate has an exploration permit and a pending COW.

1993 RESULTS OF OPERATIONS COMPARED WITH 1992

After discussions with the staff of the Securities and Exchange Commission
(SEC), FCX is reclassifying certain expenses and accruals previously recorded in 1993 as restructuring and valuation of assets. In response to inquiries, the Company advised the SEC staff that $15.5 million originally reported as restructuring and valuation of assets represented the cumulative effect of changes in accounting principle resulting from the adoption of the new accounting policies that the Company considered preferable, as described in Note 1 to the financial statements. The Company also informed the SEC staff of the components of other charges included in the amount originally reported as restructuring and valuation of assets. The Company concluded that the reclassification and the related supplemental disclosures more accurately reflect the nature of these charges to 1993 net income in accordance with generally accepted accounting principles. These reclassifications had no impact on net income or net income per share.

     FCX reported 1993 net income applicable to common stock of $21.9 million ($.11 per share) compared with net income of $122.9 million ($.66 per share) for 1992. The results for 1993 reflect (a) a $15.7 million loss for Rio Tinto Minera, S.A. (RTM) since its acquisition (Note 3) and (b) charges totaling $52.6 million ($30.4 million to net income or $.15 per share), of which $28.3 million was noncash, related to (1) restructuring the administrative organization at Freeport-McMoRan Inc. (FTX), the parent company of FCX, (2) adjustments to general and administrative expenses and site production and delivery costs discussed below, and (3) changes in accounting principle, discussed further in Note 1 to the financial statements. Operating income was lower in 1993 due to a lower gross margin resulting primarily from lower copper realizations; higher exploration expenses; administrative restructuring costs (Note 1); and higher general and administrative costs. Also impacting net income were lower interest expense resulting from reduced debt levels, a higher effective tax rate, and an increase in preferred dividends (Notes 4 and 5).

     Revenues in 1993 increased as a result of the acquisition of RTM, adding sales of copper cathodes and anodes ($204.9 million), gold bullion ($57.4 million), and other products ($26.1 million). Excluding RTM, revenues declined 4 percent when compared to 1992. Copper price realizations, taking into account PT-FI's $.90 per pound price protection program, were 12 percent lower than in 1992, but gold price realizations were up 6 percent. Although ore production averaged 62,300 metric tons of ore milled per day (MTPD) in 1993 (8 percent higher than in 1992), copper sales volumes decreased slightly from 1992 primarily because of sales from inventory in 1992. Gold sales volumes in 1993 benefited from significantly higher fourth-quarter 1993 gold grades (a 46 percent increase over fourth-quarter 1992 and a 38 percent increase over third-quarter 1993), which are not anticipated to continue in 1994, and an increase in gold recovery rates for the year which improve with higher gold grades. See Selected Financial and Operating Data.

     A reconciliation of revenues from 1992 to 1993 is presented below (in millions):


 Revenues - 1992 ...........................................      $714.3
 RTM revenues    ...........................................       288.4
 Elimination of intercompany sales..........................       (47.7)
 Concentrate:
   Price realizations:
     Copper  ...............................................       (84.7)
     Gold    ...............................................        14.7
   Sales volumes:
     Copper  ...............................................        (5.5)
     Gold    ...............................................        30.2
   Treatment charges                                                23.6
   Adjustments to prior year concentrate sales .............       (13.0)
   Other     ...............................................         5.6
                                                                  ------
 Revenues - 1993                                                  $925.9
                                                                  ======

     Revenues also benefited from a decline in treatment charges of 3.4 cents per pound from 1992, resulting from a tightening in the concentrate market, as the industry's inventories were reduced for much of 1993. Additionally, lower copper prices led to lower treatment charges since these charges vary with the price of copper.

     Adjustments to prior year concentrate sales include changes in prices on all metals for prior year open sales as well as the related impact on treatment charges. Open copper sales at the beginning of 1993 were recorded at an average price of $1.04 per pound, but subsequently were adjusted downward as copper prices fell during the year, negatively impacting 1993 revenues. As of December 31, 1993, 213.4 million pounds of copper remained to be contractually priced during future quotational periods. As a result of PT-FI's price protection program, discussed below, these pounds are recorded at $.90 per pound. The copper price on the London Metal Exchange (LME) was $.84 per pound on February 1, 1994.

     In June 1993, two of PT-FI's four mill level ore passes caved, resulting in a blockage of a portion of the ore pass delivery system. The blockage's primary effect was to limit mill throughput to approximately 40,700 MTPD for approximately eight weeks. The impact of the blockage was minimized by using an ore stockpile adjacent to the mill and installing conveyors to alternative ore pass systems. The ore pass blockage has been rectified through the temporary use of alternative delivery systems and by-passes. A permanent delivery system is expected to be in service by mid-1994. The copper recovery rate for 1993 was adversely affected because the ore milled from the stockpile contained higher than normal oxidized copper, which yields lower copper recoveries. The Company's insurance policies are expected to cover the property damage and business interruption claims relative to the blockage.

     PT-FI's unit site production and delivery costs, excluding the $10.0 million charge discussed below, increased slightly from 1992 primarily as a result of costs incurred in connection with the ore pass blockage and an increase in production overhead costs related to expansion activities.
Unit cash production costs declined significantly to 31.1 cents per pound in 1993 from 40.7 cents per pound in 1992, benefiting from higher gold and silver credits, lower treatment charges, and reduced royalties primarily due to lower copper prices on which such royalties are based. PT-FI's depreciation rate increased from 7.4 cents per recoverable pound during 1992 to 8.3 cents in 1993, reflecting the increased cost relating to the 66,000 MTPD expansion. As a result of the reserve additions discussed earlier, PT-FI's depreciation rate is expected to decrease to 7.5 cents per recoverable pound for 1994, absent any other significant changes in ore reserves. In addition, FCX is amortizing costs in excess of book value ($2.4 million of amortization in 1993) relating to certain capital stock transactions with PT-FI. Amortization of these excess costs is expected to be $3.6 million per year starting in 1994.

     Exploration expenditures in Irian Jaya totaled $31.7 million in 1993, compared to $12.2 million in 1992 and are projected to be approximately $35 million in 1994. Exploration expenditures in Spain are expected to be approximately $6 million in 1994.

     FCX's general and administrative expenses increased from $68.5 million in 1992 to $81.4 million in 1993 primarily because of the additional personnel and facilities needed due to the expansion at PT-FI and the acquisition of RTM. Included in the 1993 expense is $5.0 million for RTM (since its acquisition in March 1993) and charges of $6.3 million primarily consisting of a write-off of deferred charges incurred in 1992 related to a planned securities offering that was withdrawn ($2.0 million) and costs to downsize FCX's computing and management information systems (MIS) structure ($4.0 million).

     Further increases in general and administrative expenses by FCX are anticipated in conjunction with continuing expansion at PT-FI. General and administrative expenses, including those of RTM, are currently expected to increase by approximately 25 percent in 1994.

     During the second quarter of 1993, FTX undertook a restructuring of its administrative organization. This restructuring represented a major step by FTX to lower its costs of operating and administering its businesses in response to weak market prices of the commodities produced by its operating units. As part of this restructuring, FTX significantly reduced the number of employees engaged in administrative functions, changed its MIS environment to achieve efficiencies, reduced its needs for office space, outsourced a number of administrative functions, and implemented other actions to lower costs. As a result of this restructuring process, the level of FCX's administrative cost has been reduced substantially over what it would have been otherwise, which benefit will continue in the future. However, the restructuring process entailed incurring certain one-time costs by FTX, portions of which were allocated to FCX pursuant to its management services agreement with FTX.

     FCX's restructuring costs totaled $20.8 million, including $10.7 million allocated from FTX based on historical allocations, consisting of the following: $8.3 million for personnel related costs; $3.2 million relating to excess office space and furniture and fixtures resulting from the staff reduction; $6.1 million relating to the cost to downsize its computing and MIS structure; and $3.2 million of deferred charges relating to PT-FI's 1989 credit facility which was substantially revised in June 1993. As of December 31, 1993, the remaining accrual for these restructuring costs totaled $1.5 million relating to excess office space.

     In connection with the restructuring project, FCX changed its accounting systems and undertook a detailed review of its accounting records. As a result of this process, FCX recorded a $10.0 million charge to site production and delivery costs comprised of the following: $5.0 million for materials and supplies inventory obsolescence; $2.5 million for revised estimates of value added taxes and import duties related to prior years; and $2.5 million of adjustments for various items identified in converting its accounting system.

     Interest expense was $15.3 million during 1993 compared with $18.9 million in 1992, excluding $24.5 million and $24.0 million of capitalized interest, respectively.

     The New COW provides a 35 percent corporate income tax rate for PT-FI and a 15 percent withholding tax on interest for debt incurred after the signing of the New COW and on dividends paid to FCX by PT-FI. The additional withholding required on interest and on dividends paid to FCX by PT-FI, and a $15.7 million loss by RTM for which no tax benefit is recorded, results in a 1993 effective tax rate of 52 percent (Note 6).

TRENDS AND OUTLOOK - MARKETING

PT-FI's copper concentrates, which contain significant amounts of recoverable gold and silver, are sold primarily under long-term sales agreements which accounted for virtually all of PT-FI's 1993 sales. PT-FI has commitments from various parties to purchase virtually all of its estimated 1994 production. Concentrate sales agreements provide for provisional billings based on world metals prices, primarily the LME, generally at the time of loading. As is customary within the industry, sales under these long-term contracts usually "final-price" within a few months of shipment. Certain terms of the long-term contracts, including treatment charges, are negotiated annually on a portion of the tonnage to reflect current market conditions. Treatment charges have declined during 1993 as a result of the tightening in the concentrate market and are expected to remain at or below 1993 levels. RTM has commitments from most of its suppliers for 1994 treatment charge rates in excess of current spot market rates.

     The increased production at PT-FI has required it to market its concentrate globally. Its principal markets include Japan, Asia, Europe and North America. PT-FI's mill throughput is currently forecast to be approximately 67,000 MTPD for 1994 as it continues to integrate new mill equipment for the expansion to 115,000 MTPD. Current estimates for 1994 production are approximately 700 million pounds of copper and 780,000 ounces of gold for PT-FI and 165,000 ounces of gold at RTM. RTM, whose smelter can be expanded, was acquired to provide low-cost smelter capacity for a portion of PT-FI's concentrate and to improve PT-FI's competitive position in marketing concentrate to other parties.

     During 1993, copper prices dropped to their lowest levels since 1987, reflecting lower demand caused by the continuing global recession, but recovered to a level in excess of $.80 per pound. Prices for copper, gold, and silver are influenced by many factors beyond the Company's control and can fluctuate sharply. PT-FI has a price protection program for virtually all of its estimated copper sales to be priced in 1994 at an average floor price of $.90 per pound of copper, while allowing full benefit from prices above this amount. Based on projected 1994 PT-FI copper sales of approximately 720 million pounds, a 1 cent per pound change in the average annual copper price received over $.90 per pound would have an approximately $6 million effect on pretax operating income and cash flow. Based on projected 1994 gold sales of approximately 800,000 ounces by PT-FI, a $10 per ounce change in the average annual gold price received would have an approximately $8 million effect on 1994 pretax operating income and cash flow.

CAPITAL RESOURCES AND LIQUIDITY

     Cash flow from operations decreased to $158.5 million during 1993 compared with $252.6 million for 1992, due primarily to lower net income and an increase in inventories. Materials and supplies increased over year-end 1992 as additional explosives, reagents and chemicals, fuel, and spare parts are required for the expanding PT-FI operations. For the year ended December 31, 1993, consolidated working capital decreased by $352.0 million from December 31, 1992, primarily as a result of a $358.0 million decrease in cash and short-term investments, which was used to reduce long-term debt and fund capital expenditures, and the negative working capital position of RTM.

     Cash flow used in investing activities totaled $463.5 million compared with $579.7 million in 1992. Capital expenditures increased 23 percent in 1993 due to increased expansion activities. During 1992, FCX acquired an indirect interest in PT-FI for $211.9 million.

     Cash flow used in financing activities totaled $53.1 million compared with $618.2 million provided by financing activities in 1992. FCX issued shares of its Step-Up Preferred Stock and its Gold-Denominated Preferred Stock during 1993 for net proceeds totaling $561.1 million. Net proceeds from the two offerings were used in part to reduce borrowings under the PT-FI amended credit agreement by a net $537.0 million, thereby increasing the facility's availability for general corporate purposes and the continued expansion of mining and milling operations. Also in 1993, the Company received net proceeds of $80.0 million from the sale of a portion of PT-FI's infrastructure assets (Note 10). In 1992, $212.5 million was received from the sale of a 10 percent interest in PT-FI to Indonesian investors in December 1991 and $392.0 million was received from the sale of Class A common stock and Special Preference Stock. Dividend payments rose in 1993 due to increased Class A shares outstanding and dividends paid on the Special Preference and Preferred Stock issued in 1992 and 1993. FCX called its Zero Coupon Exchangeable Notes (Note 7) for redemption in January 1994 (substantially all of which were exchanged for Class A common stock) and completed a public offering of its Gold-Denominated Preferred Stock, Series II (Note 4) which yielded net proceeds of $158.5 million to be used primarily for expansion related activities.

     Cash flow from operations increased to $252.6 million during 1992 compared with $73.9 million for 1991, due primarily to higher net income. Customer accounts receivable rose by $76.1 million to $130.6 million because of increased sales. Partially offsetting the increase in receivables was an increase in accounts payable and accrued liabilities associated with expansion activities. Cash flow used in investing activities increased to $579.7 million during 1992 compared with $240.0 million for 1991, due to increased capital expenditures for the 57,000 MTPD expansion and the purchase of an indirect interest in PT-FI. Cash flow from financing activities increased $415.8 million in 1992 compared with 1991, primarily due to the sale of Class A common stock, Special Preference Stock, and a 10 percent interest in PT-FI to Indonesian investors. The proceeds from these financing activities were used to purchase an indirect interest in PT-FI and to fund ongoing expansion related expenditures.

     RTM's principal operations currently consist of a copper smelter. The FCX purchase proceeds will be used by RTM for working capital requirements and capital expenditures, including funding a portion of the expansion of its smelter production capacity (expected to cost approximately $50 million) from its current 150,000 metric tons of metal per year to 180,000 metric tons of metal per year by mid-1995. RTM is also studying further expansion of the smelter facilities to as much as 270,000 metric tons of metal production per year and is assessing the opportunity to expand its tankhouse operations from 135,000 metric tons per year to 215,000 metric tons per year. RTM's 1993 cash flow from operations was negative ($5.9 million) primarily due to cash requirements related to shut-down costs for RTM's gold mine. RTM has relied on short-term credit facilities and the FCX purchase proceeds to fund this shortfall. RTM is currently evaluating financing alternatives to fund its short-term needs and to provide long-term funding for expansion. RTM's future cash flow is dependent on a number of variables including fluctuations in the exchange rate between the United States dollar and the Spanish peseta, future prices and sales volumes of gold, the size and timing of the smelter and tankhouse expansions, and the supply/demand for smelter capacity and its impact on related treatment and refining charges.

     During 1992, the Company established the Enhanced Infrastructure Project (EIP). The full EIP (currently expected to involve aggregate cost of as much as $500 million to $600 million) includes plans for commercial, residential, educational, retail, medical, recreational, environmental and other infrastructure facilities to be constructed during the next 20 years for PT-FI operations. The EIP will develop and promote the growth of local and other third-party activities and enterprises in Irian Jaya through the creation of certain necessary support facilities. The initial phase of the EIP is under construction and is scheduled for completion in 1995. Additional expenditures for EIP assets beyond the initial phase depend on the long-term growth of PT-FI's operations and would be expected to be funded by third-party financing sources, which may include debt, equity or asset sales. As discussed in Note 10, certain portions of the EIP and other existing infrastructure assets are expected to be sold in the near future to provide additional funds for the expansion to 115,000 MTPD.

     Through 1995, capital expenditures are expected to be greater than cash flow from operations. Upon completion of the previously announced 115,000 MTPD expansion by year-end 1995, annual production is expected to approach 1.1 billion pounds of copper and 1.5 million ounces of gold. Subsequently, capital expenditures will be determined by the results of FCX's exploration activities and ongoing capital maintenance programs. Estimated capital expenditures for 1994 and 1995 for the expansion to 115,000 MTPD, the initial phase of the EIP, ongoing capital maintenance expenditures, and the expansion of RTM's smelter to 180,000 metric tons of metal per year are expected to range from $850 million to $950 million and will be funded by operating cash flow, sales of existing and to-be-constructed infrastructure assets and a wide range of financing sources the Company believes are available as a result of the future cash flow from PT-FI's mineral reserve asset base. These sources include, but are not limited to, PT-FI's credit facility and the public and private issuances of securities (including the January 1994 public offering of Gold-Denominated Preferred Stock, Series II).

     The New COW contains provisions for PT-FI to conduct or cause to be conducted a feasibility study relating to the construction of a copper smelting facility in Indonesia and for the eventual construction of such a facility, if it is deemed to be economically viable by PT-FI and the Government of Indonesia (the Government). PT-FI has participated in a group assessing the feasibility of constructing a copper smelting facility in Indonesia.

     PT-FI amended its $550.0 million credit agreement in June 1993. The amended credit agreement, which, among other things eliminated a required debt service reserve and provided a lower interest rate, is guaranteed by FCX and FTX, and is structured as a three year revolving line of credit followed by a 3 1/2 year reducing revolver. As of February 1, 1994, $425.0 million was available to PT-FI under the credit facility. To the extent FTX and its other subsidiaries incur additional debt, the amount available to PT-FI under the credit facility may be reduced (Note 7).

     Payment of future dividends by FCX will depend on the payment of dividends by PT-FI, which, in turn, depends on PT-FI's economic resources, profitability, cash flow and capital expenditures. It is the policy of PT-FI to maximize its dividend payments to stockholders, taking into account its operational cash needs including debt service requirements. FCX currently pays an annual cash dividend of 60 cents per share to its common shareholders. Management anticipates that this dividend will continue at this level through completion of the expansion in 1995, absent significant changes in the prices of copper and gold. However, FCX's Board of Directors determines its dividend payment on a quarterly basis and in its discretion may change or maintain the dividend payment. In determining dividend policy, the Board of Directors considers many factors, including current and expected future prices and sales volumes, future capital expenditure requirements, and the availability and cost of financing from third parties.

     PT-FI has had good relations with the Government since it commenced operations in Indonesia in 1967. The New COW provides that the Government will not nationalize the mining operations of PT-FI or expropriate assets of PT-FI. Disputes under the New COW are to be resolved by international arbitration. The 1967 Foreign Capital Investment Law, which expresses Indonesia's foreign investment policy, provides basic guarantees of remittance rights and protection against nationalization, a framework for incentives and some basic rules as to other rights and obligations of foreign investors.

ENVIRONMENTAL

     FTX and affiliates, including FCX, have a history of commitment to environmental responsibility. Since the 1940s, long before public attention focused on the importance of maintaining environmental quality, FTX has conducted preoperational, bioassay, marine ecological, and other environmental surveys to ensure the environmental compatibility of its operations. FTX's Environmental Policy commits FTX's operations to full compliance with local, state, and federal laws and regulations.

     The Company believes it is in compliance with Indonesian environmental laws, rules, and regulations. The Company had a team of environmental scientists from a leading Indonesian scientific institution conduct a study to update its 1984 Environmental Impact Assessment that covered expansion to 66,000 MTPD. Subsequently, that document was expanded by other independent scientists to cover all environmental aspects of the current expansion to 115,000 MTPD. The latest study document was submitted to the Government in December 1993. Based on preliminary hearings, the Company believes the study document will be accepted substantially as submitted.

     The Company has made, and will continue to make, expenditures at its operations for protection of the environment. Increasing emphasis on environmental matters can be expected to require the Company to incur additional costs, which will be charged against income from future operations. On the basis of its analysis of its operations in relation to current and presently anticipated environmental requirements, management does not anticipate that these investments will have a significant adverse impact on its future operations, liquidity, capital resources, or financial position.

1992 RESULTS OF OPERATIONS COMPARED WITH 1991
FCX reported 1992 net income of $122.9 million ($.66 per share) compared with 1991 net income of $96.2 million ($.53 per share).
A reconciliation of revenues from 1991 to 1992 is presented below (in millions):


 Revenues - 1991 ..............................................      $467.5
 Price realizations:
   Copper .....................................................         8.8
   Gold........................................................        (7.4)
 Sales volumes:
   Copper......................................................       218.5
   Gold .......................................................        95.7
 Treatment charges.............................................       (73.0)
 Adjustments to prior year concentrate sales...................        12.5
 Other.........................................................        (8.3)
                                                                     ------
 Revenues - 1992 ..............................................      $714.3
                                                                     ======

     Revenues increased 53 percent in 1992, reflecting higher production rates due to the mine/mill expansion, higher gold grades, and the sale of all year-end 1991 inventory. Price realizations were relatively unchanged between years (2 percent increase in copper realizations and 5 percent decrease in gold realizations), but sales volumes benefited significantly from the expansion, higher gold grades, and inventory sales discussed above. Copper sales volumes increased 48 percent and gold sales volumes increased 71 percent. Partially offsetting the benefit from sales volumes increases was a 3.6 cents per pound increase in treatment charges because of tight market conditions in the smelting industry early in 1992 and increased spot market sales attributable to higher than anticipated production due to the early completion of the 57,000 MTPD expansion program. A $5.7 million upward revenue adjustment was made in 1992 compared with a $6.8 million downward revenue adjustment in 1991 for prior year concentrate sales contractually priced during the year.

     Cost of sales for 1992 were $357.2 million, an increase of 47 percent from 1991 due primarily to the 48 percent increase in copper sales volumes. Unit site production and delivery costs in 1992 approximated 1991 costs. FCX's depreciation rate declined from an average 8.7 cents per recoverable pound in 1991 to 7.4 cents in 1992 because of the significant increase in ore reserves during 1991.

     Interest expense was $18.9 million during 1992 compared with $21.5 million in 1991, excluding $24.0 million and $18.3 million of capitalized interest, respectively.

     The 1992 general and administrative expenses rose to $68.5 million from $40.6 million in 1991, because of several financing transactions and operational and environmental studies in 1992 which required additional corporate personnel whose salaries and related overhead, were charged to the Company. General and administrative expenses also increased because of the additional personnel and facilities needed in Indonesia for the expanding operations.

     Minority interest share of net income reflects FCX's 80 percent ownership interest in PT-FI for 1992, compared with its 90 percent interest during 1991.

                             ___________________________

The results of operations reported and summarized above are not necessarily indicative of future operating results.

     The information set forth under the caption "FCX Class A Common Shares" and "Class A Common Share Dividends", on the inside back cover of FCX's 1993 Annual Report to stockholders, is incorporated herein by reference. As of March 15, 1994, there were 2,355 record holders of FCX's Class A common stock.

Item 8.  Financial Statements and Supplementary Data.
- -----------------------------------------------------

     The financial statements of FCX, the notes thereto, the report of management and the report thereon of Arthur Andersen & Co., appearing on pages 25 through 39, inclusive, of FCX's 1993 Annual Report to stockholders, are incorporated herein by reference.

Item  9.    Changes  in  and  Disagreements with  Accountants  on Accounting
- ----------------------------------------------------------------------------
            and Financial Disclosure.
            -------------------------

     Not applicable.

                                  PART III
                                  --------

Items 10, 11, 12, and 13. Directors and Executive  Officers of the Registrant,
- ------------------------------------------------------------------------------
          Executive  Compensation,  Security  Ownership of  Certain Beneficial
          --------------------------------------------------------------------
          Owners  and  Management,  and  Certain  Relationships and Related
          -----------------------------------------------------------------
          Transactions.
          -------------

     The information set forth under the captions "Voting Procedure" and "Election of Directors", beginning on pages 1 and 5, respectively, of the Proxy Statement dated March 31, 1994, submitted to the stockholders of FCX in connection with its 1994 Annual Meeting to be held on May 5, 1994, is incorporated herein by reference.


                                  PART IV
                                  -------

Item  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
- --------------------------------------------------------------------------

     (a)(1), (a)(2), and (d). Financial Statements. See Index to Financial Statements appearing on page F-1 hereof.

     (a)(3) and  (c).  Exhibits.   See  Exhibit Index beginning  on page  E-1
hereof.

     (b). Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the fourth quarter of 1993.


                                SIGNATURES
                                ----------

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1994.

                              FREEPORT-McMoRan COPPER & GOLD INC.

                              BY:    /s/ James R. Moffett
                                 --------------------------------
                                         James R. Moffett
                                      Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1994.


/s/ James R. Moffett                     Chairman of the Board and
- ------------------------------             Director
    James R. Moffett

George A. Mealey*                        President, Chief Executive Officer
                                           and Director
                                           (Principal Executive Officer)

Stephen M. Jones*                        Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

C. Donald Whitmire*                      Controller
                                           (Principal Accounting Officer)

Leland 0. Erdahl*                        Director


Ronald Grossman*                         Director

Rene L. Latiolais*                       Director


Wolfgang F. Siegel*                      Director

Elwin E. Smith*                          Director

Eiji Umene*                              Director


*By:    /s/ James R. Moffett
        -------------------------------
            James R. Moffett
            Attorney-in-Fact


                         INDEX TO FINANCIAL STATEMENTS
                        ------------------------------

     The financial statements of FCX, the notes thereto, and the report thereon of Arthur Andersen & Co. appearing on pages 25 through 39, inclusive, of FCX's 1993 Annual Report to stockholders are incorporated by reference.

     The financial statement schedules listed below should be read in conjunction with such financial statements contained in FCX's 1993 Annual Report to stockholders.

                                                                     Page
                                                                     ----

     Report of Independent Public Accountants........................ F-1
     II-Amounts Receivable from Employees............................ F-2
     III-Condensed Financial Information of Registrant............... F-3
     V-Property, Plant and Equipment................................. F-6
     VI-Accumulated Depreciation and Amortization.................... F-7
     X-Supplementary Income Statement Information.................... F-8

     Schedules other than those schedules listed above have been omitted since they are either not required or not applicable or the required information is included in the financial statements or notes thereof.

                                *    *    *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

     We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993 included in Freeport-McMoRan Copper & Gold Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             Arthur Andersen & Co.


New Orleans, Louisiana
January 25, 1994

                        FREEPORT-McMoRan COPPER & GOLD INC.
                  SCHEDULE II - AMOUNTS RECEIVABLE FROM EMPLOYEES
               for the years ended December 31, 1993, 1992 and 1991

                    Balance at                                     Balance at
                     Beginning                   Amounts         End of Period
                                           -------------------  --------------
     Employee        of Period  Additions  Collected  Written   Current  Long-
                                                        Off              Term
- ------------------- ----------  ---------  --------- --------- -------  ------
1993:
- ----
Usman S. Pamuntjak    $305,910   $   -      $305,910      -   $  -     $   -
Hoediatmo Hoed         248,069       -        25,668      -    25,663   196,738
Adrianto Machribie     480,000    200,000     65,500      -    73,200   541,300

1992:
- ----
Usman S. Pamuntjak     339,900       -        33,990      -    33,990   271,920
Hoediatmo Hoed         271,425    256,625    279,981      -    25,663   222,406
Adrianto Machribie        -       500,000     20,000      -    60,000   420,000

1991:
- ----
Usman S. Pamuntjak     339,900       -          -         -    33,990   305,910
Hoediatmo Hoed         291,625       -        20,200      -    22,400   249,025

a. Under the (PT-FI) residential loan policy, Mr. Pamuntjak, President of PT-FI until December 31, 1990, Mr. Hoed, President of PT-FI effective January 1, 1991, and Mr. Machribie, Vice President of PT-FI, borrowed $525,450, $360,000 and $700,000, respectively.

     Mr. Pamuntjak retired from PT-FI on December 31, 1990 and on January 1, 1991 signed a consulting services agreement with PT-FI. For the performance of his services under this agreement, PT-FI forgave, as compensation, 10 percent of the indebtedness in 1992. The consulting services agreement with Mr. Pamuntjak was terminated in January 1993, at which time Mr. Pamuntjak repaid the balance of the loan.

     Effective September 1992, Mr. Hoed executed a new loan in the amount of $256,625 which was used to pay off the remaining balance of the existing loan; 10 percent of the principal amount of the new loan will be forgiven annually.

     Effective August 1992, Mr. Machribie borrowed $500,000 consisting of one loan for $400,000 (First Loan) and a second loan for $100,000 (Second Loan). As long as Mr. Machribie remains in the employ of PT-FI, 10 percent of the principal amount of the First Loan and 20 percent of the principal amount of the Second Loan will be forgiven annually; a pro rata amount of $20,000 was forgiven in 1992. Additionally, effective July 6, 1993, Mr. Machribie borrowed
     $200,000. This loan will be repaid over 15 years through monthly salary deductions in the amount of $1,100, which began in August 1993.



                        FREEPORT-McMoRan COPPER & GOLD INC.
           SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                      Balance Sheets
                                                       December 31,
                                              ----------------------------
                                                 1993               1992
                                              ----------          --------
                                                      (In Thousands)
ASSETS
Cash and short-term investments               $      427          $174,760
Interest receivable                                7,582             1,739
Receivable from Government of Indonesia            2,247             8,535
Notes receivable-PT-FI                         1,064,888           458,274
Investment in PT-FI                              145,959           106,169
Investment in PTII                                75,601            74,401
Investment in RTM                                 43,254              -
Other Assets                                       2,011               115
                                              ----------          --------
Total assets                                  $1,341,969          $823,993
                                              ==========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable & accrued liabilities        $   32,468          $  3,953
Zero coupon exchangeable notes                   102,039           173,583
Amount due to FTX                                 12,270              -
RTM stock subscription payable                    12,644              -
Other liabilities and deferred credits             2,001              -
Mandatory Redeemable Gold-Denominated
  Preferred Stock                                232,620              -
Stockholders' equity                             947,927           646,457
                                                 -------          --------
Total liabilities and stockholders' equity    $1,341,969          $823,993
                                              ==========          ========


                                                 Statements of Income
                                                Years Ended December 31,
                                        -------------------------------------
                                             1993       1992        1991
                                           --------  ---------    --------
                                                     (In Thousands)
Income from investment in
  PT-FI and PTII, net of
  PT-FI tax provision                      $ 53,861    $128,220    $100,472
Net loss from investment in RTM             (15,666)       -           -
Elimination of intercompany profit           (6,610)       -           -
General and administrative expenses          (5,207)     (4,802)     (3,280)
Depreciation and amortization                (2,397)       (200)     (1,134)
Interest expense                             (8,017)    (16,518)     (8,767)
Interest income on PT-FI notes receivable:
  Zero coupon exchangeable notes             19,175      18,326       8,767
  Promissory notes                            9,292      11,097        -
  8.235% convertible                         14,036        -           -
  Step-up perpetual convertible              12,785        -           -
  Gold production payment loan                4,055        -           -
Other income (expense), net                    (406)      5,561         101
Provision for income taxes                  (24,085)    (11,791)       -
                                            -------    --------    --------
Net income                                   50,816     129,893      96,159
Preferred dividends                         (28,954)     (7,025)       -
                                            -------    --------    --------
                                             21,862    $122,868    $ 96,159
                                            =======    ========    ========


                        FREEPORT-McMoRan COPPER & GOLD INC.
           SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                    (Continued)

                                               Statements of Cash Flow
                                               Years Ended December 31,
                                            -----------------------------
                                              1993       1992       1991
                                            --------   --------   --------
                                                    (In Thousands)
Cash flow from operating activities:
Net income                                 $ 50,816    $129,893    $ 96,159
Adjustments to reconcile net
  income to net cash
  provided by operating activities:
  Income from investment in
  PT-FI and PTII                            (53,861)   (128,220)   (100,472)
  Net loss from investment in RTM            15,666        -           -
  Elimination of intercompany profit          6,610        -           -
  Dividends received from PT-FI             132,048      78,214     126,330
  Accretion of note receivable -
    PT-FI, net                               (9,104)     (1,808)       -
  Depreciation and amortization               2,397         200       1,134
  (Increase) decrease in accounts
    receivable                                 -         20,000     (20,000)
  Increase (decrease) in accounts payable      (646)        597         (18)
Other                                        (5,959)     (1,854)       -
                                           --------    --------    --------
Net cash provided by operating
  activities                                137,967      97,022     103,133
                                           --------    --------    --------

Cash flow from investing activities:
  Received from Government of Indonesia       6,288       3,911       5,615
  Investment in RTM                         (43,642)       -           -
  Investment in PTII                           -       (211,892)       -
  Investment in Freeport Hasa Inc.             -             (1)       -
                                           --------    --------    --------
Net cash provided by (used in)
  investing activities                      (37,354)   (207,982)      5,615
                                           --------    --------    --------

Cash flow from financing activities:
Cash dividends paid:
  Class A common stock                      (33,298)  (26,088)  (22,000)
  Class B common stock                      (85,277)  (85,277)  (78,171)
  Special preference stock                  (15,708)   (4,407)     -
  Step-Up preferred stock                    (5,590)     -         -
  Gold-denominated preferred stock           (1,683)     -         -
Net proceeds from issuance of zero
  coupon notes                                 -         -      218,560
Proceeds from Class A common stock offering    -      174,142      -
Proceeds from Depositary shares offerings   561,090   217,867      -
Proceeds from sale of stock to Bakrie          -      212,484      -
Proceeds from FTX                            20,650      -         -
Repayment to FTX                             (8,380)     -         -
Loans to PT-FI                             (706,750) (212,484) (218,560)
                                           --------  --------  --------
Net cash provided by (used) in
  financing activities                     (274,946)  276,237  (100,171)
                                           --------  --------  --------
Net increase (decrease) in cash and
  short-term investments                   (174,333)  165,277     8,577
Cash and short-term investments at
  beginning of year                         174,760     9,483       906
                                           --------  --------  --------
Cash and short-term investments
  at end of year                           $    427  $174,760  $  9,483
                                           ========  ========  ========
Interest paid                              $    213  $   -     $   -
                                           ========  ========  ========
Taxes paid                                 $ 22,723  $ 11,762  $   -
                                           ========  ========  ========
a. The footnotes contained in FCX's 1993 Annual Report to stockholders are an integral part of these statements.

b. Effective December 31, 1991, PT-FI issued 21,300 of its shares, representing a 10 percent interest in PT-FI, to a publicly traded entity owned by Indonesian investors for $212.5 million, pursuant to an agreement negotiated in early 1991. FCX guaranteed the buyer's financing for this purchase and accordingly, deferred the gain on the sale.

      In December 1992, FCX purchased approximately 49 percent of the capital stock of P.T. Indocopper Investama Corporation (PTII), a publicly traded Indonesian entity which owned 10 percent of the outstanding common stock of PT-FI. PTII acquired the 10 percent of the outstanding common stock of PT-FI from the Indonesian investors who acquired the shares on December 31, 1991. When FCX recorded its investment in PTII it utilized purchase accounting and thus eliminated the deferred gain of $138.6 million on the original sale to the Indonesian investors against the cost of the 4.9 percent indirect interest in PT-FI. The excess cost resulting from the purchase ($69.5 million) is reflected in FCX's consolidated balance sheet as property, plant and equipment and is being amortized over the remaining life of the Contract of Work (approximately 28 years), at a rate of approximately $2.4 million per year. This property, plant and equipment is included in the condensed balance sheet as part of FCX's investment in PTII.



                            FREEPORT-McMoRan COPPER & GOLD INC.
                        SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                   for the years ended December 31, 1993, 1992, and 1991


       Col. A            Col. B     Col. C     Col. D     Col. E      Col. F
- --------------------- ------------ --------- ----------- ---------  ----------
                      Balance at                                    Balance at
                     Beginning of  Additions  Retirements Other-Add   End of
     Description         Period     at Cost    and Sales   (Deduct)   Period
- --------------------- ------------ ---------  ----------- ---------  ---------
                                             (In Thousands)
1993:
- ----
Exploration and
  development costs   $  137,576  $  9,365   $  -     $     -      $  146,941
Plant and equipment    1,306,363   751,131    (2,882)   (29,331)    2,025,281
                      ----------  --------   -------  ---------    ----------
                      $1,443,939  $760,496   $(2,882) $ (29,331)   $2,172,222
                      ==========  ========   =======  =========    ==========
1992:
- ----
Exploration and
  development costs   $  135,548  $  2,028   $  -     $    -       $  137,576
Plant and equipment      876,481   365,820    (5,445)    69,507 (a) 1,306,363
                      ----------  --------   -------  ---------    ----------
                      $1,012,029  $367,848   $(5,445) $  69,507    $1,443,939
                      ==========  ========   =======  =========    ==========
1991:
- ----
Exploration and
  development costs   $  129,138  $  6,410   $  -     $    -       $  135,548
Plant and equipment      748,851   233,544    (3,729)  (102,185)(a)   876,481
                      ----------  --------   -------  ---------    ----------
                      $  877,989  $239,954   $(3,729) $(102,185)   $1,012,029
                      ==========  ========   =======  =========    ==========

a.  See note (b) on Schedule III.



                            FREEPORT-McMoRan COPPER & GOLD INC.
                  SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                   for the years ended December 31, 1993, 1992, and 1991

        Col. A               Col. B      Col. C     Col. D     Col. E   Col. F
- ------------------------- ----------- ----------- ---------- --------- -------
                           Balance at Additions                        Balance
                           Beginning  Charged to  Retire-              at
                           of         Costs and   ments      Other-Add End of
       Description         Period     Expenses(a) and Sales  (Deduct)  Period
- ------------------------- ----------- ----------- ---------  --------- ------
                                        (In Thousands)
1993:  Accumulated
- ----
    depreciation
    and amortization      $450,527   $67,906    $(2,732)   $ 9,918   $525,619
                          ========   =======    =======    =======   ========

1992:  Accumulated
- ----
     depreciation
    and amortization      $410,354    $48,272    $(5,438)  $(2,661)  $450,527
                          ========    =======    =======   =======   ========

1991:  Accumulated
- ----
    depreciation
    and amortization      $375,818    $38,397    $(3,729)  $  (132)  $410,354
                          ========    =======    =======   =======   ========

a. Mine and mill assets, including estimated future capital costs, are depreciated on the unit-of-production method while the remaining assets are depreciated on a straight-line basis.




                          FREEPORT-McMoRan COPPER & GOLD INC.
                SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                 for the years ended December 31, 1993, 1992, and 1991

                 Col. A                                    Col. B
- --------------------------------------  ------------------------------------
               Description                  Charged to Costs and Expenses
- --------------------------------------  ------------------------------------
                                          1993          1992           1991
                                        -------       -------        -------
                                                   (In Thousands)
Maintenance and repairs                 $78,335       $68,623        $52,061
                                        =======       -------        -------

Taxes, other than payroll and
  income taxes:
  Value added tax                       $ 4,164       $   792        $ 1,371
  Shippers tax                             -             -               (12)
  Fiscal                                    259           263             60
  P.I.U.D.                                3,050         3,148          2,716
                                        -------       -------        -------
                                        $ 7,473       $ 4,203        $ 4,135
                                        =======       =======        =======
Royalties                               $ 9,539       $15,708        $10,355
                                        =======       =======        =======



                    Freeport-McMoRan Copper & Gold Inc.

                               Exhibit Index
                                                                  Sequentially
  Exhibit                                                           Numbered
  Number                                                              Page
  ------                                                          ------------

   3.1           Composite copy of the  Certificate of
                 Incorporation of FCX.

   3.2           By-Laws    of   FCX,    as   amended.
                 Incorporated by  reference to Exhibit
                 3.2 to the Annual Report on Form 10-K
                 of  FCX  for  the fiscal  year  ended
                 December 31, 1992 (the "FCX 1992 Form
                 10-K").

   4.1           Certificate of Designations of the 7%
                 Convertible    Exchangeable   Special
                 Preference   Stock    (the   "Special
                 Preference     Stock")    of     FCX.
                 Incorporated by  reference to Exhibit
                 5 to the Form 8 Amendment No. 1 dated
                 July   16,   1992   (the    "Form   8
                 Amendment")  to  the Application  for
                 Registration on Form 8-A of FCX dated
                 July 2, 1992.

   4.2           Deposit Agreement  dated as  of  July
                 21, 1992 among FCX, Mellon Securities
                 Trust  Company,  as  Depositary,  and
                 holders   of    depositary   receipts
                 ("Depositary   Receipts")  evidencing
                 certain  Depositary  Shares, each  of
                 which,  in  turn, represents  2-16/17
                 shares  of Special  Preference Stock.
                 Incorporated by  reference to Exhibit
                 2 to the Form 8 Amendment.

   4.3           Form    of     Depositary    Receipt.
                 Incorporated by  reference to Exhibit
                 1 to the Form 8 Amendment.

   4.4           Certificate  of  Designations of  the
                 Step-Up  Convertible Preferred  Stock
                 (the  "Step-Up Convertible  Preferred
                 Stock") of FCX.

   4.5           Deposit Agreement dated as of July 1,
                 1993  among  FCX,  Mellon  Securities
                 Trust  Company,  as  Depositary,  and
                 holders   of    depositary   receipts
                 ("Step-Up    Depositary    Receipts")
                 evidencing certain Depositary Shares,
                 each of   which,  in turn, represents
                 0.05  shares  of  Step-Up Convertible
                 Preferred Stock.

   4.6           Form of Step-Up Depositary Receipt.

   4.7           Certificate  of  Designations  of the
                 Gold-Denominated Preferred Stock (the
                 "Gold-Denominated  Preferred  Stock")
                 of FCX.

   4.8           Deposit Agreement dated as  of August
                 12, 1993 among FCX, Mellon Securities
                 Trust  Company,  as  Depositary,  and
                 holders   of    depositary   receipts
                 ("Gold-Denominated         Depositary
                 Receipts")     evidencing     certain
                 Depositary shares, each of  which, in
                 turn, represents 0.05 shares  of Gold
                 Denominated Preferred Stock.

   4.9           Form  of Gold-Denominated  Depositary
                 Receipt.

   4.10          Credit Agreement dated  as of June 1,
                 1993 (the  "PT-FI Credit  Agreement")
                 among PT-FI, the several  banks which
                 are  parties   thereto  (the   "PT-FI
                 Banks"),   Morgan    Guaranty   Trust
                 Company of New York, as PT-FI Trustee
                 (the "PT-FI  Trustee"), and  Chemical
                 Bank,  as  agent  (the   "PT-FI  Bank
                 Agent").

   4.11          First Amendment dated as  of February
                 2, 1994 to the PT-FI Credit Agreement
                 among PT-FI, the PT-FI Banks, the PT-
                 FI Trustee and the PT-FI Bank Agent.

   4.12          Second Amendment dated as of March 1,
                 1994 to  the PT-FI  Credit  Agreement
                 among PT-FI, the PT-FI Banks, the PT-
                 FI Trustee and the PT-FI Bank Agent.

   4.13          Agreement  dated as  of  May  1, 1988
                 between Freeport Minerals Company and
                 FCX  assigning   certain  stockholder
                 rights and obligations.  Incorporated
                 by  reference  to  Exhibit  10.13  to
                 Registration No. 33-20807.

   10.1          Design,   Engineering   and   Related
                 Services   Contract   dated   as   of
                 September 15, 1992 between  PT-FI and
                 Fluor     Daniel      Engineers     &
                 Constructors, Ltd.   Incorporated  by
                 reference to Exhibit  10.1 to the FCX
                 1992 Form 10-K.

   10.2          Site Services  Contract dated  as  of
                 September 15, 1992 between  PT-FI and
                 Fluor     Daniel    Eastern,     Inc.
                 Incorporated by reference to  Exhibit
                 10.2 to the FCX 1992 Form 10-K.

   10.3          Contract of Work  dated December  30,
                 1991 between  The Government  of  the
                 Republic  of  Indonesia   and  PT-FI.
                 Incorporated by reference to Exhibit
                 10.20 to the FCX 1991 Form 10-K.

   10.4          Management  Services Agreement  dated
                 as  of May 1, 1988 among FCX, FII and
                 FTX.   Incorporated by  reference  to
                 Exhibit 10.01 to Registration No. 33-
                 20807.

   10.5          Concentrate Sales Agreement  dated as
                 of December 30,  1990 between FII and
                 Dowa Mining Co., Ltd.,  Furukawa Co.,
                 Ltd.,       Mitsubishi      Materials
                 Corporation, Mitsui Mining & Smelting
                 Co., Ltd., Nittetsu Mining Co., Ltd.,
                 Nippon Mining Co., Ltd.  and Sumitomo
                 Metal Mining Co.,  Ltd. (Confidential
                 information    omitted   and    filed
                 separately  with  the  Securities and
                 Exchange  Commission.)   Incorporated
                 by reference  to Exhibit 10.3  to the
                 Annual Report on Form 10-K of FCX for
                 the fiscal  year ended  December  31,
                 1990.

   12.1          FCX Computation of Ratio  of Earnings
                 to Fixed Charges.

   13.1          Those  portions  of  the  1993 Annual
                 Report to stockholders  of FCX  which
                 are incorporated herein by reference.

   18.1          Letter  from  Arthur  Andersen  & Co.
                 concerning   changes  in   accounting
                 principles.

   21.1          Subsidiaries of FCX.

   23.1          Consent  of  Arthur  Andersen  &  Co.
                 dated March 25, 1994.

   24.1          Certified resolution of the  Board of
                 Directors  of  FCX  authorizing  this
                 report to be signed  on behalf of any
                 officer  or  director  pursuant  to a
                 Power of Attorney.

   24.2          Powers of Attorney pursuant  to which
                 this report has been signed on behalf
                 of certain officers and  directors of
                 FCX.