Form 10-Q/A
period 1994-04-06
FREEPORT MCMORAN COPPER & GOLD INC
filed 1994-04-07
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-Q/A


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1993

                      Commission File Number: 1-9916


                    FREEPORT-MCMORAN COPPER & GOLD INC.



Incorporated in Delaware                        74-2480931
                                    (IRS Employer Identification No.)


    First Interstate Bank Building, One East First Street, Suite 1600,
                            Reno, Nevada 89501


            Registrant's telephone number, including area code:
                              (702) 688-3000


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X             No___

On September 30, 1993, there were issued and outstanding 57,077,926 shares of the registrant's Class A Common Stock, par value $0.10 per share, and 142,129,602 shares of its Class B Common Stock, par value $0.10 per share.


      The registrant hereby amends its form 10-Q for the quarter ended September 30, 1993, as set forth in the pages attached hereto and as discussed below.

      After discussions with the staff of the Securities and Exchange Commission (SEC), Freeport-McMoRan Copper & Gold Inc. (FCX) reclassified certain expenses and accruals previously recorded in 1993 as restructuring and valuation of assets. In response to inquiries, FCX advised the SEC staff that $15.5 million originally reported as restructuring and valuation of assets represented the cumulative effect of changes in accounting principle resulting from the adoption of the new accounting policies that FCX considered preferable. FCX also informed the SEC staff of the components of other charges included in the amount originally reported as restructuring and valuation of assets. FCX concluded that the reclassification and the related supplemental disclosures more accurately reflect the nature of these charges to 1993 net income in accordance with generally accepted accounting principles. These reclassifications had no impact on net income or net income per share.

      FCX previously reported its investment in Rio Tinto Minera, S.A. (RTM) using the equity method of accounting because FCX anticipated reducing its interest below 50% within one year of the initial investment in RTM. FCX is now considering alternative forms of financing, accordingly, FCX hereby amends its report on Form 10-Q for the quarter ended September 30, 1993 as attached hereto to reflect its investment in RTM on a fully consolidated basis.


                    FREEPORT-McMoRan COPPER & GOLD INC.

                             TABLE OF CONTENTS


                                                           Page
                                                           ----
Part I.  Financial Information

  Financial Statements:

      Condensed Balance Sheets...........................    3

      Statements of Operations...........................    4

      Statements of Cash Flow............................    5

      Notes to Financial Statements......................    6

  Remarks................................................    7

  Management's Discussion and Analysis
      of Financial Condition and
      Results of Operations..............................    8


                    FREEPORT-McMoRan COPPER & GOLD INC.
                      PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                    FREEPORT-McMoRan COPPER & GOLD INC.
                   CONDENSED BALANCE SHEETS (Unaudited)

                                             September 30,    December 31,
                                                1993              1992
                                             -------------    ------------
                                                     (in thousands)
 ASSETS
 Current assets:
 Cash and short-term investments              $   26,399      $  371,842
 Accounts receivable:
   Customers                                     102,864         130,587
   Other                                          54,100          20,249
 Inventories:
   Product                                        65,532          13,911
   Materials and supplies                        130,716         118,347
 Prepaid expenses                                  8,900           6,178
                                              ----------      ----------
   Total current assets                          388,511         661,114
 Property, plant and equipment, net            1,478,402         993,412
 Other assets                                     61,443          39,479
                                              ----------      ----------
 Total assets                                 $1,928,356      $1,694,005
                                              ==========      ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Accounts payable and accrued liabilities     $  208,302      $   90,005
 Current portion of long-term debt                34,590          78,571
                                              ----------      ----------
   Total current liabilities                     242,892         168,576
 Long-term debt, less current portion             31,523         471,429
 Zero coupon exchangeable notes due 2011         116,461         173,583
 Accrued postretirement benefits and
   other liabilities                             168,202          15,558
 Deferred income taxes                           197,097         196,953
 Minority interest                                 4,256          21,449
 Mandatory redeemable gold denominated
   preferred stock                               232,620             -
 Stockholders' equity                            935,305         646,457
                                              ----------      ----------
 Total liabilities and stockholders' equity   $1,928,356      $1,694,005
                                              ==========      ==========


The accompanying notes are an integral part of these financial statements.



                    FREEPORT-McMoRan COPPER & GOLD INC.
                   STATEMENTS OF OPERATIONS (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                      September 30,         September 30,
                                   -------------------   -------------------
                                     1993       1992       1993       1992
                                   --------   --------   --------   --------
                                    (in thousands, except per share amounts)

Revenues                           $261,504   $157,114   $610,052   $505,547
Cost of sales:
Site production and delivery        157,204     66,963    394,042    212,214
Depreciation and amortization        17,457     10,923     45,156     34,360
                                   --------   --------   --------   --------
  Total cost of sales               174,661     77,886    439,198    246,574
Exploration expenses                  9,321      1,872     25,037      6,274
Provision for restructuring
  charges                              -          -        20,795        -
General and
  administrative expenses            18,060     18,698     58,569     49,568
                                   --------   --------   --------   --------
  Total costs and expenses          202,042     98,456    543,599    302,416
                                   --------   --------   --------   --------
Operating income                     59,462     58,658     66,453    203,131
Interest expense, net                (3,390)    (5,146)   (15,327)   (15,480)
Other income, net                    (1,128)     3,240        573      4,787
                                   --------   --------   --------   --------
Income before income
  taxes and minority interest        54,944     56,752     51,699    192,438
Provision for income taxes          (21,770)   (23,559)   (30,396)   (75,604)
Minority interest                    (4,099)    (6,716)    (1,204)   (23,329)
                                   --------   --------   ---------  --------
Income before changes in
  accounting principle               29,075     26,477     20,099     93,505
Cumulative effect of changes
  in accounting principle, net
  of taxes and minority interest       -          -        (9,854)       -
                                   --------   --------   --------   --------
Net income                           29,075     26,477     10,245     93,505
Preferred dividends                  (9,887)    (3,098)   (17,741)    (3,098)
                                   --------   --------   --------   --------
Net income (loss)
  applicable to common stock       $ 19,188   $ 23,379   $ (7,496)  $ 90,407
                                   ========   ========   ========   ========
Net income (loss) per
  share of common stock:
  Before changes in accounting
    principle                          $.10       $.12       $.01       $.49
  Cumulative effect of changes
    in accounting principle              -          -        (.05)        -
                                       ----       ----      -----       ----
                                       $.10       $.12      $(.04)      $.49
                                       ====       ====      =====       ====

Average common shares
  outstanding                       199,165    189,982    197,460    184,750
                                    =======    =======    =======    =======

Dividends per common share             $.15       $.15       $.45       $.45
                                       ====       ====       ====       ====



The accompanying notes are an integral part of these financial statements.


                    FREEPORT-McMoRan COPPER & GOLD INC.
                    STATEMENTS OF CASH FLOW (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                       ---------------------
                                                         1993         1992
                                                       --------     --------
                                                           (in thousands)
Cash flow from operating activities:
Net income                                             $ 10,245     $ 93,505
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Cumulative effect of changes in
    accounting principle                                  9,854         -
  Depreciation and amortization                          45,156       34,360
  Provision for restructuring charges,
    net of payments                                       4,842         -
  Deferred income taxes                                   4,056       26,176
  Amortization of discount on zero coupon notes           8,543       13,831
  Minority interest's share of net income                 1,204       23,329
  (Increase) decrease in working capital,
    net of acquisition:
     Amount due from FTX                                   -          20,000
     Accounts receivable                                 23,286     (111,916)
     Inventories                                        (30,360)     (18,847)
     Prepaid expenses                                    (5,342)      (4,372)
     Accounts payable and accrued liabilities            (4,769)      17,176
  Other                                                  (2,614)      14,442
                                                       --------     --------
Net cash provided by operating activities                64,101      107,684
                                                       --------     --------

Cash flow from investing activities:
Capital expenditures                                   (310,718)    (234,525)
Acquisition of Rio Tinto Minera, S.A.,
  net of cash acquired                                   (1,354)        -
                                                       --------     --------
Net cash used in investing activities                  (312,072)    (234,525)
                                                       --------     --------

Cash flow from financing activities:
Cash dividends paid:
  Common stock                                          (88,690)     (82,098)
  Preference Stock                                      (11,781)        -
  Minority interest                                     (14,408)     (10,770)
Proceeds from debt                                      215,785         -
Repayment of debt                                      (759,468)        -
Net proceeds from sale of:
  Step-Up Preferred Stock                               340,700         -
  Mandatory Redeemable Gold Denominated
    Preferred Stock                                     220,390         -
  Class A common stock                                     -         174,142
  Special Preference Stock                                 -         217,867
  Subsidiary interest                                      -         212,485
Conversion of zero coupon notes                            -          (7,848)
                                                       --------     --------
Net cash provided by (used in) financing activities     (97,472)     503,778
                                                       --------     --------
Net increase (decrease) in cash and
  short-term investments                               (345,443)     376,937
Cash and short-term investments at beginning of year    371,842       80,776
                                                       --------     --------
Cash and short-term investments at end of period       $ 26,399     $457,713
                                                       ========     ========

The accompanying notes are an integral part of these financial statements.


                    FREEPORT-McMoRan COPPER & GOLD INC.
                       NOTES TO FINANCIAL STATEMENTS

1.   ACQUISITION OF RIO TINTO MINERA, S.A. (RTM)
In March 1993, Freeport-McMoRan Copper & Gold Inc. (FCX) acquired a 65% interest in the Spanish company RTM, the metal/mining subsidiary of Ercros, S.A., for approximately $52 million (excluding transaction costs), of which $31.3 million will be paid over the next two years. The acquisition was accounted for under the purchase method, and accordingly, the operating results of RTM have been included in the consolidated operating results since the date of acquisition.

2.   RESTRUCTURING CHARGES
FCX recorded 1993 expense of $20.8 million for restructuring of the administrative organization (including primarily personnel related costs and a write-off of excess office facilities) of Freeport-McMoRan Inc.
(FTX), the parent company of FCX, the cost to downsize PT-FI's computing and management information systems (MIS) structure, and a write-off of costs associated with PT-FI's previous credit agreement.

3.   CHANGES IN ACCOUNTING PRINCIPLE
Effective January 1, 1993, FCX adopted the following changes to accounting policies:

Periodic Scheduled Maintenance Costs - Costs related to periodic scheduled maintenance (turnarounds) were previously capitalized when incurred and amortized generally over six months to two years. Effective January 1, 1993, the method of accounting was changed to expense these costs when incurred.

Deferred Charges - The accounting for deferred charges was changed to provide for deferral of only those costs that directly relate to the acquisition, construction, and development of assets and to the issuance of debt and related instruments. Previously, certain other costs that benefitted future periods were amortized over the periods benefitted.

Management Information Systems - Costs of MIS equipment and software that have a material impact on periodic measurement of net income are capitalized and amortized over their estimated productive lives. Other MIS costs, including equipment and purchased software that involve relatively immaterial amounts (currently individual expenditures of less than $.5 million) and short estimated productive lives (currently less than three years) are charged to expense when incurred. Previously, most expenditures for MIS equipment and purchased software were capitalized. The accounting for MIS costs was changed to recognize the rapid rate of technology change in MIS which results in short productive lives of equipment and software and a need for continuing investments.

     The changes in accounting policy were adopted to improve the measurement of operating results by reporting cash expenditures as expenses when incurred unless they are directly related to long-lived asset additions. In addition, the administrative costs of accounting for assets will be reduced by not capitalizing and amortizing relatively insignificant expenditures that do not have a material effect on measuring periodic net income.

4.   INTEREST COSTS
Interest expense excludes capitalized interest of $5 million and $5.3 million in the third quarter of 1993 and 1992, respectively, and $16.3 million and $17.7 million in the first nine months of 1993 and 1992, respectively.

5.   PREFERRED STOCK OFFERINGS
In July 1993, FCX sold publicly 14 million depositary shares representing its Step-Up Convertible Preferred Stock (Step-Up Preferred Stock). Each depositary share is entitled to a cumulative annual cash dividend payment of $1.25 through August 1, 1996 and thereafter $1.75 (recoverable quarterly), has a $25 liquidation preference, and is convertible at the option of the holder into 0.813 shares of FCX Class A common stock. Beginning in 1996, the depositary shares are redeemable, solely at FCX's option, under certain circumstances.

     In August 1993, FCX sold publicly 6 million depositary shares representing its Gold Denominated Preferred Stock (Gold Preferred Stock).
Each depositary share is entitled to a cumulative quarterly cash dividend equal to the value of 0.000875 ounces of gold and is subject to mandatory cash redemption in August 2003 for the value of 0.1 ounces of gold.

6.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first nine months of 1993 and 1992 was 2.1 to 1 and 6.1 to 1, respectively. For this calculation, earnings are income from continuing operations (including the restructuring charges discussed above) before income taxes, minority interest, and fixed charges. Fixed charges are interest and that portion of rent deemed representative of interest.
                            _______________________

                                    Remarks

The information furnished herein should be read in conjunction with FCX's financial statements contained in its 1992 Annual Report to stockholders and incorporated by reference in its Annual Report on Form 10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.


Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

RESULTS OF OPERATIONS
After discussions with the staff of the Securities and Exchange Commission
(SEC), Freeport-McMoRan Copper & Gold Inc. (FCX) reclassified certain expenses and accruals previously recorded in 1993 as restructuring and valuation of assets. In response to inquiries, FCX advised the SEC staff that $15.5 million originally reported as restructuring and valuation of assets represented the cumulative effect of changes in accounting principle resulting from the adoption of the new accounting policies that FCX considered preferable, as described in Note 3 to the financial statements. FCX also informed the SEC staff of the components of other charges included in the amount originally reported as restructuring and valuation of assets. FCX concluded that the reclassification and the related supplemental disclosures more accurately reflect the nature of these charges to 1993 net income in accordance with generally accepted accounting principles. These reclassifications had no impact on net income or net income per share.

     The financial statements for the nine months ended September 30, 1993, reflect the operating results of Rio Tinto Minera, S.A. (RTM) since its acquisition by FCX in March 1993 (Note 1). FCX reported third-quarter 1993 net income applicable to common stock of $19.2 million ($.10 per share) compared with $23.4 million ($.12 per share) for the 1992 period. For the nine months ended September 30, 1993, FCX reported a net loss applicable to common stock of $7.5 million ($.04 per share) compared with net income of $90.4 million ($.49 per share) for the 1992 period. Net income for the nine months ended September 30, 1993 was reduced by $11.5 million ($.06 per share) related to administrative restructuring costs (Note 2) and by $9.9 million ($.05 per share) for changes in accounting principle discussed above and in
Note 3 to the financial statements.

     FCX's effective tax rate for operations during the first nine months of 1993 and 1992 is higher than the Indonesian corporate tax rate of 35% due to $17.1 million and $8.1 million, respectively of withholding tax on interest and dividends paid to FCX by its operating unit P.T. Freeport Indonesia Company (PT-FI). An increase in distributions from PT-FI for dividends (one additional quarterly dividend) and interest (two new intercompany loans) resulted in the higher withholding tax for 1993. FCX's 1993 earnings reflect a reduced minority interest ownership of PT-FI as a result of FCX's purchase in December 1992 of 49% of a publicly traded Indonesian entity that owns a 10% interest in PT-FI. In addition, preferred dividends increased as a result of the two offerings discussed below.

     A reconciliation of revenues from the 1992 to the 1993 periods is presented below:

                                          Third Quarter     Nine Months
                                          -------------     -----------
                                                  (in millions)

Revenues - 1992                                 $157.1          $505.5
RTM revenues, net of intercompany sales           90.7           174.9
PT-FI concentrate:
  Price realizations:
    Copper                                       (20.7)          (65.2)
    Gold                                           5.2             5.9
  Sales volumes:
    Copper                                        16.1           (20.0)
    Gold                                           4.0            (6.9)
  Treatment charges                                1.0            25.7
  Adjustments to prior period concentrate sales    7.0           (12.7)
  Other                                            1.1             2.9
                                                ------          ------
Revenues - 1993                                 $261.5          $610.1
                                                ======          ======


     Revenues in the 1993 periods benefited from the acquisition of RTM, but were negatively impacted by a 13% decrease in copper price realizations, taking into account PT-FI's $.90 per pound price protection program. Partially offsetting the decrease in copper price realizations was a 9% and 4% increase in third quarter and nine month gold price realizations, respectively. Copper sales volumes in the current quarter were 12% higher than in the 1992 period, but nine-month volumes in 1993 were 5% below comparable 1992 levels reflecting both the impact of the ore pass blockage, discussed below, during the second quarter of 1993 and the high level of sales in 1992. Gold sales volumes for the third quarter were 7% higher than the 1992 period, while the nine-month period reflects a 4% decrease in gold sales volumes as a result of the ore pass blockage. Revenues benefited from a decline in treatment charges from the 1992 periods, when PT-FI had more spot market sales of its copper/gold concentrate, which carried higher treatment charge costs than long-term contracts. Treatment charges vary with the price of copper, and consequently were reduced because of lower copper prices. Adjustments to prior period concentrate sales includes adjustments for changes in prices and weights on all metals for all prior period open sales as well as the related impact on treatment charges. Current quarter adjustments ($1.9 million) were minimized because of the price protection program compared to the 1992 period when falling prices resulted in a negative adjustment ($8.9 million). Open copper sales at the beginning of 1993 were recorded at an average price of $1.04, but subsequently were adjusted downward as copper prices fell during the period, negatively impacting 1993 revenues.

During the third quarter of 1993, copper prices dropped to their lowest levels since 1987, reflecting lower demand caused by the continuing global recession, and remain below $.75 per pound. PT-FI has in place a price protection program that eliminates exposure to copper price declines below an average $.90 per recoverable pound for estimated copper sales priced during 1993 and 1994. At September 30, 1993, 139.9 million pounds of copper remained to be contractually priced during future quotational periods. As a result of PT-FI's price protection program, these pounds are recorded at an average price of $.90 per pound. RTM has a policy of eliminating significant exposure to copper price fluctuations by hedging purchases of concentrate at its smelter. PT-FI has obtained sales commitments from its purchasers for virtually all of its estimated 1994 production which is to be priced at the then current market price under the terms of the contracts.



                                         Third Quarter              Nine Months
                                     --------------------       ----------------------
                                      1993         1992          1993           1992
PT-FI RESULTS:                       -------      -------       -------       --------
Ore milled (metric
  tons, MT, per day)                  59,700       57,000          59,200       56,800
Copper grade (%)                        1.68         1.63            1.53         1.61
Gold grade (grams per MT)               1.51         1.58            1.21         1.32
Recovery rate (%)
  Copper                                87.9         87.9            87.2         88.6
  Gold                                  75.9         71.9            75.5         73.4
Copper (000s of
  recoverable pounds)
  Production                         172,400      160,100         456,500      463,800
  Sales                              165,600      147,700         443,700      465,700
  Average realized price a              $.90        $1.04            $.91        $1.05
Gold (recoverable ounces)
  Production                         194,900      184,200         458,600      459,600
  Sales                              172,900      162,200         440,400      460,000
  Average realized price             $373.72      $341.40         $354.15      $341.31
Gross profit per
  pound of copper:
Average realized price                  90.0 cents  103.7 cents      90.8 cents  104.8 cents
                                        ----        -----            ----        -----
Production costs:
  Site production and delivery          44.6         45.3            49.2         45.6
  Gold and silver credits              (40.6)       (38.6)          (35.7)       (34.5)
  Treatment charges                     23.9         27.5            23.7         28.1
  Royalty on recoverable metal           1.3          3.2             1.6          2.5
                                        ----        -----            ----        -----
Cash production costs                   29.2         37.4            38.8         41.7
  Depreciation and amortization          8.7          7.4             8.7          7.4
                                        ----        -----            ----        -----
Total production costs                  37.9         44.8            47.5         49.1
                                        ----        -----            ----        -----
Revenue adjustments b                   (2.2)        (5.2)           (3.2)         (.1)
                                        ----        -----            ----        -----
Gross profit per pound                  49.9 cents   53.7 cents      40.1 cents   55.6 cents
                                        ====        =====            ====        =====

RTM RESULTS (SINCE ACQUISITION):
Smelter operations:
  Concentrate treated (MT)           109,200                      224,500
  New Anode production (MT)           44,000                       90,500
  Cathode production (MT)             35,100                       69,700
Gold operations:
  Ore milled (MT per day)             18,000                       18,100
  Grade (grams per MT)                  1.07                         1.04
  Recovery rate (%)                     76.7                         79.3
  Production (recoverable ounces)     43,700                       88,200
  Average realized price             $374.29                      $366.94

a. FCX recognized $15.3 million and $27.3 million of revenues (excluding $2.7 million and $8 million, respectively, in amortized cost) in the third-quarter and nine-month periods of 1993, respectively, as a result of the price protection program discussed above. Excluding amounts recognized under this program, the realization for the third-quarter and nine-month periods of 1993 would have been $.80 and $.85 per pound, respectively. Excludes the adjustments discussed in Note b.

b. Reflects adjustments primarily for prior period concentrate sales (net of related amounts recognized under the price protection program) and amortization of the cost of the price protection program.


     In June 1993, one of PT-FI's four mill level ore passes caved, resulting in a partial blockage of the ore pass and a restriction at an adjacent pass. The blockage's primary effect was to limit mill throughput to approximately 40,700 metric tons of ore per day (MTPD) for approximately eight weeks. The ore pass blockage has been overcome and production reached 66,000 MTPD in early August. The impact of the blockage was minimized by using an ore stockpile adjacent to the mill and the installation of conveyors to alternative ore pass systems. The copper recovery rate for the nine-month period of 1993 was adversely affected because the ore milled from the stockpile contained higher than normal oxidized copper, which yields lower copper recoveries. Full year 1993 sales are estimated to have been in excess of 640 million recoverable pounds of copper and 745,000 recoverable ounces of gold. Copper and gold sales volumes for 1994 are expected to be at least equal to the estimated 1993 volumes.

     Unit site production and delivery costs for the current quarter were slightly lower than the 1992 period. Unit site production and delivery costs increased 3.6 cents per pound for the nine months of 1993, excluding the $10.0 million charge discussed below, primarily as a result of costs incurred in connection with the ore pass blockage, lower production volumes and lower copper recovery rates. Unit cash production costs benefited from lower treatment charges and from higher gold and silver credits.

     Effective January 1, 1993, the PT-FI depreciation rate increased to 8.3 cents per recoverable pound because of the 66,000 MTPD expansion. FCX is also amortizing approximately $.6 million a quarter for the cost in excess of book value relating to the December 1992 purchase of 49% of the publicly traded Indonesian entity that owns a 10% interest in PT-FI, as discussed above. RTM depreciation totaled $3.4 million in the second quarter and $3.1 million in the third quarter of 1993.

     Exploration expenses for Irian Jaya are estimated to be $32 million for the full year 1993 compared to $12.1 million for 1992 as a result of the aggressive exploration of the 24,700 acre original contract of work area, the contiguous 6.5 million acre exploration area and the adjacent 2.5 million acre area covered by the exploration permit granted in April 1993.

     FCX's general and adminstrative expenses for the nine months ended September 30, 1993 increased from $49.6 million in 1992 to $58.6 million in 1993 primarily because of the additional personnel and facilities needed due to the expansion at PT-FI and the acquistion of RTM. Included in the 1993 expense is $2.7 million for RTM (since its acquisition in March 1993) and charges of $6.3 million primarily consisting of a write-off of deferred charges incurred in 1992 related to a planned securities offering that was withdrawn ($2.0 million) and costs to downsize FCX's computing and management information systems (MIS) structure ($4.0 million).

     During 1993, Freeport-McMoRan Inc. (FTX), the parent company of FCX, undertook a restructuring of its administrative organization. This restructuring represented a major step by FTX to lower its costs of operating and administering its businesses in response to weak market prices of the commodities produced by its operating units. As part of this restructuring, FTX significantly reduced the number of employees engaged in administrative functions, changed its MIS environment to achieve efficiencies, reduced its needs for office space, outsourced a number of administrative functions, and implemented other actions to lower costs. As a result of this restructuring process, the level of FCX's administrative cost has been reduced substantially over what it would have been otherwise, which benefit will continue in the future. However, the restructuring process entailed incurring certain one-time costs by FTX, portions of which were allocated to FCX pursuant to its management services agreement with FTX.

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


ENHANCED INFRASTRUCTURE PROJECT
PT-FI has an agreement with Huarte S.A. (Huarte) to construct the initial phase of its Enhanced Infrastructure Project (EIP), with an estimated cost of $200 million. Depending on the success of PT-FI's exploration program, the total cost of the EIP, including subsequent phases, is currently anticipated to range between $500 million and $600 million.

     Under the terms of a March 1993 agreement with ALatieF, an Indonesian investor, certain portions of the EIP and certain existing assets are to be sold by PT-FI to a joint venture owned one-third by PT-FI and two-thirds by ALatieF for total consideration of $270 million. The ALatieF Joint Venture is expected to purchase approximately $90 million of EIP assets annually through 1995, with funding provided by equity contributions from the joint venture partners ($90 million) and debt financing ($180 million), which is expected to be guaranteed by PT-FI, FCX or both. The acquired assets will be managed by ALatieF and will be made available to PT-FI and its employees and designees under arrangements that will provide the ALatieF Joint Venture with a guaranteed minimum rate of return on its investment.

     In December 1993 the ALatieF Joint Venture entered into a $60 million medium term loan facility (guaranteed by PT-FI) with a syndicate of international banks which was arranged by Chase Manhattan Bank and American Express Bank. The purpose of the loan was to partially finance the acquisition of the first $90 million of EIP assets from PT-FI.

CAPITAL RESOURCES AND LIQUIDITY
Cash flow from operations was $64.1 million for the first nine months of 1993, compared with $107.7 million for the 1992 period. Cash flow from operations in 1993 was negatively impacted by lower net income, while the 1992 period was negatively impacted by a significant increase in accounts receivable due to expanding sales volumes. During 1993, other accounts receivable increased by $18.1 million reflecting the revenues to be received for the 139.9 million pounds of copper remaining to be contractually priced which are recorded at $.90 per pound under the price protection program. Cash flows were decreased by increased funding for inventories to support the expanding mining and milling operations. The initial noncash impact of the acquisition of RTM on FCX's consolidated balance sheet was to decrease working capital by $15.1 million, increase property, plant and equipment by $243.3 million, and increase long-term liabilities by $170.3 million.

     Cash flow used in investing activities totaled $312.1 million, reflecting capital expenditures for expansion of operations, the EIP and the acquisition of RTM (Note 1).

     Cash flow used in financing activities totaled $97.5 million compared with $503.8 million provided by financing activities during the 1992 period. FCX issued shares of its Step-Up Convertible Preferred Stock and its existing Gold-Denominated Preferred Stock during the third quarter (Note 5) for net proceeds totaling $561.1 million. Net proceeds from the two offerings were used in part to reduce borrowings under the PT-FI credit agreement ($550 million net reduction during the year), thereby increasing the facility's availability for general corporate purposes and the continued expansion of mining and milling operations. In 1992, $212.5 million was received from the sale of a 10% interest in PT-FI to Indonesian investors in December 1991 and $392 million was received from the sale of Class A common stock and Special Preference Stock. Dividend payments rose in 1993 due to increased Class A shares outstanding and dividends paid on the depositary shares issued in 1992.

     During the first nine months of 1993 Zero Coupon Exchangeable Notes (the Notes) with a face value of $259.6 million were exchanged for 3.9 million FCX Class A common shares, leaving Notes with a face value of $449 million outstanding (43% of the original face amount issued). In December 1993 PT-FI issued shares of its stock to FCX upon conversion of PT-FI notes comparable to the Notes.

     At September 30, 1993, FCX had $26.4 million of cash and short-term investments compared with $371.8 million at December 31, 1992. The significant reduction reflects the reduction in borrowings under PT-FI's amended credit agreement as well as capital expenditures and dividends paid during 1993. PT-FI amended its $550 million credit agreement in June 1993. The amended credit agreement, which, among other things eliminated a required debt service reserve and provided a lower interest rate, is guaranteed by FCX and its parent company, Freeport-McMoRan Inc. (FTX), expires on December 31, 1999 and is structured as a three year revolving line of credit followed by a 3 1/2 year reducing revolver. As of October 15, 1993, $460 million was available under the credit facility. To the extent FTX and its other subsidiaries incur additional borrowings, the amount available to PT-FI under the credit facility will be reduced.

     In October 1993 FCX announced an expected addition of almost 4 billion recoverable pounds of copper and slightly over 2 million recoverable ounces of gold to its proved and probable reserve base, with most of the reserves being added in 1993. These expected reserve additions resulted from delineation drilling at the Big Gossan mineral resource and from the Grasberg ore body resulting from the 115,000 MTPD expansion discussed below.

     Through 1995, capital expenditures are expected to be greater than cash flow from operations. Upon completion of the expansion to 115,000 MTPD by year-end 1995, annual production is expected to approach 1.1 billion pounds of copper and 1.5 million ounces of gold. Subsequently, capital expenditures will be determined by the results of FCX's exploration activities and ongoing capital maintenance programs. Estimated capital expenditures through 1995 for the expansion to 115,000 MTPD, the initial phase of the EIP, and ongoing capital maintenance expenditures are expected to range from $700 million to $800 million and will be funded by operating cash flow, sales of existing and to-be-constructed infrastructure assets and a wide range of financing sources available as a result of the future cash flow from PT-FI's mineral reserve asset base. These sources include, but are not limited to, PT-FI's credit facility and the issuances of public and private securities. Additional expenditures for EIP assets beyond the initial phase, which could range between $300 million and $400 million, depend on the success of PT-FI's exploration program. Additional EIP expenditures, if any, would be expected to be funded largely by third-party financing sources, which may include debt, equity or asset sales.

     The new contract of work contains provisions for PT-FI to conduct or cause to be conducted a feasibility study relating to the construction of a copper smelting facility in Indonesia and for the eventual construction of such a facility, if it is deemed to be economically viable by PT-FI and the Government of Indonesia. PT-FI is participating in a group assessing the feasibility of constructing a copper smelting facility in Indonesia. PT-FI would hold a minority interest in the smelter and supply one-half of the smelter's copper concentrate requirements at market prices.

     In March 1993, FCX acquired a 65% interest in RTM. RTM's operations currently consist of a copper smelter and a gold mine with an estimated remaining mine life of less than four years. The FCX purchase proceeds (approximately $52 million) will be used by RTM for working capital requirements and capital expenditures, including funding a portion of the costs of the expansion of its smelter production capacity from its current 150,000 metric tons of metal per year to 180,000 metric tons of metal per year by April 1995 at a cost of $33 million. RTM is also studying further expansion of the smelter facilities to as much as 270,000 metric tons of metal production per year and is assessing the opportunity to expand its tankhouse operations from 135,000 metric tons per year to 215,000 metric tons per year. PT-FI has a long-term contract with RTM to provide the smelter with a significant portion of its copper concentrate requirements.

     RTM cash flow from operations for the nine months in 1993 was positive but cash requirements related to restructuring costs resulted in negative cash flow. RTM has had to rely on short-term credit facilities and the FCX purchase proceeds to fund this short-fall. RTM is evaluating financing alternatives to fund its short-term needs and to provide long-term funding for the smelter and tankhouse expansions. RTM's ability to generate future cash flows is dependent on a number of variables including fluctuations in the exchange rate between the United States dollar and the Spanish peseta, future prices and sales volumes of gold, the size and timing of the smelter and tankhouse expansions, and the supply/demand for smelter capacity and its impact on related treatment and refining charges.

     Payment of future dividends by FCX will depend on the payment of dividends by PT-FI, which, in turn, depends on PT-FI's economic resources, profitability, cash flow, and capital expenditures. It is the policy of PT-FI to maximize its dividend payments to stockholders, taking into account its operational cash needs including debt service requirements.
FCX currently pays an annual cash dividend of 60 cents per share to its common shareholders. Management anticipates that this dividend will continue at this level through completion of the expansion in 1995, absent significant changes in the prices of copper and gold. However, FCX's Board of Directors determines its dividend payment on a quarterly basis and in its discretion may change or maintain the dividend payment. In determining dividend policy, the Board of Directors considers many factors, including current and expected future prices and sales volumes, future capital expenditures requirements and the availability and cost of financing from third parties.

                           ____________________

The results of operations reported and summarized above are not necessarily indicative of future operating results.


                                 SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

April 6, 1994


FREEPORT-McMoRan COPPER & GOLD INC.




                                    By: /s/ John T. Eads
                                        --------------------
                                        John T. Eads
                                        Vice President