Form 10-Q/A
period 1994-04-06
FREEPORT MCMORAN COPPER & GOLD INC
filed 1994-04-07
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q/A

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1993

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes_X             __No___

On June 30, 1993, there were issued and outstanding 56,810,995 shares of the registrant's Class A Common Stock, par value $0.10 per share, and 142,129,602 shares of its Class B Common Stock, par value $0.10 per share.

The registrant hereby amends its Form 10-Q for the quarter ended June 30, 1993, as set forth in the pages attached herto and as discussed below.

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

      FCX previously reported its investment in Rio Tinto Minera, S.A.
(RTM) using the equity method of accounting because FCX anticipated reducing its interest below 50% within one year of the initial investment in RTM. FCX is now considering alternative forms of financing, accordingly, FCX hereby amends its report on Form 10-Q for the quarter ended June 30, 1993 as attached hereto to reflect its investment in RTM on a fully consolidated basis.

                      FREEPORT-McMoRan COPPER & GOLD INC.

                               TABLE OF CONTENTS


                                                          Page
                                                          ----

Part I.  Financial Information

  Financial Statements:

      Condensed Balance Sheets ........................     3

      Statements of Operations.........................     4

      Statements of Cash Flow..........................     5

      Notes to Financial Statements....................     6

  Remarks..............................................     7

  Management's Discussion and Analysis
      of Financial Condition and
      Results of Operations............................     8


                      FREEPORT-McMoRan COPPER & GOLD INC.
                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                      FREEPORT-McMoRan COPPER & GOLD INC.
                     CONDENSED BALANCE SHEETS (Unaudited)

                                                    June 30,      December 31,
                                                     1993            1992
                                                  ----------     ------------
                                                        (in thousands)

ASSETS
Current assets:
Cash and short-term investments                   $    4,678       $  371,842
Accounts receivable:
  Customers                                           87,813          130,587
  Other                                               66,518           20,249
Inventories:
  Product                                             61,258           13,911
  Materials and supplies                             128,591          118,347
Prepaid expenses                                       3,695            6,178
                                                  ----------       ----------
  Total current assets                               352,553          661,114
Property, plant and  equipment, net                1,387,080          993,412
Other assets                                          40,673           39,479
                                                  ----------       ----------

Total assets                                      $1,780,306       $1,694,005
                                                  ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities          $  188,136       $   86,032
Royalties payable                                      1,630            3,973
Current portion of long-term debt                     41,861           78,571
                                                  ----------       ----------
  Total current liabilities                          231,627          168,576
Long-term debt, less current portion                 451,607          471,429
Zero coupon exchangeable notes due 2011              118,772          173,583
Accrued postretirement benefits and
  other liabilities                                  150,143           15,558
Deferred income taxes                                203,778          196,953
Minority interest                                      5,809           21,449
Stockholders' equity                                 618,570          646,457
                                                  ----------       ----------
Total liabilities and
  stockholders' equity                            $1,780,306       $1,694,005
                                                  ==========       ==========


The accompanying notes are an integral part of these financial statements.


                      FREEPORT-McMoRan COPPER & GOLD INC.
                     STATEMENTS OF OPERATIONS (Unaudited)

                                  Three Months Ended    Six Months Ended
                                        June 30,             June 30,
                                  -------------------   ------------------
                                     1993      1992       1993      1992
                                   --------  --------   --------  --------
                                                (in thousands,
                                          except per share amounts)
Revenues                           $215,033  $241,684   $348,548  $348,433
Cost of sales:
Site production and
  delivery                          167,525    96,735    236,838   145,251
Depreciation and
  amortization                       15,636    16,049     27,699    23,437
                                   --------  --------   --------  --------
  Total cost of sales               183,161   112,784    264,537   168,688
Exploration expenses                  9,303     2,868     15,716     4,402
Provision for restructuring
  charges                            17,380      -        20,795      -
General and administrative
  expenses                           23,652    16,771     40,509    30,870
                                   --------  --------   --------  --------
  Total costs and expenses          233,496   132,423    341,557   203,960
                                   --------  --------   --------  --------
Operating income (loss)             (18,463)  109,261      6,991   144,473
Interest expense, net                (6,308)   (5,009)   (11,937)  (10,334)
Other income, net                       570      (391)     1,701     1,547
                                   --------  --------   --------  --------
Income before income taxes
  and minority interest             (24,201)  103,861     (3,245)  135,686
Provision for income taxes            2,311   (41,220)    (8,626)  (52,045)
Minority interest                     4,293   (12,925)     2,895   (16,613)
                                   --------  --------   --------  --------
Income (loss) before changes in
  accounting principle              (17,597)   49,716     (8,976)   67,028
Cumulative effect of changes in
  accounting principle, net of
  taxes and minority interest          -         -        (9,854)     -
                                   --------  --------   --------  --------
Net income (loss)                   (17,597)   49,716    (18,830)   67,028
Preferred dividends                  (3,927)     -        (7,854)     -
                                   --------  --------   --------  --------
Net income (loss)
  applicable to common
  stock                            $(21,524) $ 49,716   $(26,684) $ 67,028
                                   ========  ========   ========  ========
Net income (loss) per share
  of common stock:
Before changes in accounting
 principle                            $(.11)     $.27      $(.09)     $.37
Cumulative effect of changes in
 accounting principle                   -         -         (.05)      -
                                      -----      ----      -----      ----
                                      $(.11)     $.27      $(.14)     $.37
                                      =====      ====      =====      ====
Average common shares
  outstanding                       197,550   182,137    196,608   182,134
                                    =======   =======    =======   =======

Dividends per common share             $.15      $.15       $.30      $.30
                                       ====      ====       ====      ====

The accompanying notes are an integral part of these financial statements.


                      FREEPORT-McMoRan COPPER & GOLD INC.
                      STATEMENTS OF CASH FLOW (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                        ------------------
                                                          1993      1992
                                                        --------  --------
Cash flow from operating activities:                      (in thousands)
Net income (loss)                                       $(18,830) $ 67,028
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Cumulative effect of changes in
    accounting principle                                   9,854      -
  Depreciation and amortization                           27,699    23,437
  Provision for restructuring
    charges, net of payments                              16,652      -
  Deferred income taxes                                   10,737    18,578
  Amortization of discount on
    zero coupon notes                                      6,136     9,463
  Minority interest's share of
    net income (loss)                                     (2,895)   16,613
  (Increase) decrease in working capital,
    net of acquisition:
    Amount due from FTX                                     -       20,000
    Accounts receivable                                   26,316  (128,033)
    Inventories                                           (3,251)  (14,231)
    Prepaid expenses                                        (137)     (945)
    Accounts payable and accrued liabilities             (28,606)   21,730
    Other                                                (12,139)    3,523
                                                        --------  --------
Net cash provided by operating activities                 31,536    37,163
                                                        --------  --------

Cash flow from investing activities:
Capital expenditures                                    (199,673) (144,831)
Acquisition of Rio Tinto Minera, S.A.,
  net of cash acquired                                    (1,354)     -
Other                                                       (358)     -
                                                        --------  --------
Net cash used in investing activities                   (201,385) (144,831)
                                                        --------  --------
Cash flow from financing activities:
Cash dividends paid:
  Common stock                                           (58,834)  (54,638)
  Preference stock                                        (7,854)     -
  Minority interest                                      (10,037)   (5,181)
Proceeds from debt                                        36,768      -
Repayment of debt                                       (157,358)     -
Conversion of zero coupon notes                             -       (3,560)
Sale of subsidiary interest                                 -      212,485
                                                        --------  --------
Net cash provided by (used in)
  financing activities                                  (197,315)  149,106
                                                        --------  --------
Net increase (decrease) in cash and
  short-term investments                                (367,164)   41,438
Cash and short-term investments at
  beginning of year                                      371,842    80,776
                                                        --------  --------
Cash and short-term investments at
  end of period                                         $  4,678  $122,214
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

2.  RESTRUCTURING CHARGES
FCX recorded second-quarter 1993 expense of $17.4 million for restructuring of the administrative organization (including primarily personnel related costs and a write-off of excess office facilities) of Freeport-McMoRan Inc. (FTX), the parent company of FCX, the cost to downsize PT-FI's computing and management information systems (MIS) structure, and a write-off of costs associated with PT-FI's previous credit agreement. During the first quarter of 1993, FCX recorded expense of $3.4 million related primarily to the outsourcing of FTX's research and engineering, environmental, and safety functions.

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

4.  INTEREST COSTS
Interest expense is net of capitalized interest which totaled   $6 million and
$6.2 million in the second quarter of 1993 and 1992, respectively, and $11.3 million and $12.4 million in the first six months of 1993 and 1992, respectively.


5.  RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first six months of 1993 resulted in a shortfall of $14.5 million compared with a ratio of 6.3 to 1 for the 1992 period. For this calculation, earnings are income from continuing operations (including the restructuring charges discussed above) before income taxes, minority interest, and fixed charges. Fixed charges are interest and that portion of rent deemed representative of interest.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

SECOND-QUARTER AND SIX-MONTHS 1993 RESULTS OF OPERATIONS COMPARED WITH
  SECOND-QUARTER AND SIX MONTHS 1992

    The following operating information includes the results of Freeport-McMoRan Copper & Gold Inc. (FCX) and its majority-owned subsidiaries, P.T. Freeport Indonesia Company (PT-FI) and Rio Tinto Minera, S.A. (RTM).

                                       Second Quarter                 Six Months
                                    ---------------------        -------------------
                                     1993          1992            1993         1992
                                    -------      --------        -------       ------
PT-FI Results:
 Ore milled (metric
   tons, MT, per day)               56,600         58,200         59,000       56,600
 Copper grade (%)                     1.40           1.68           1.46         1.60
 Gold grade (grams per MT)             .95           1.23           1.06         1.20
 Recovery rate (%)
   Copper                             87.3           88.9           86.7         88.9
   Gold                               76.7           74.5           74.7         74.2
 Copper (000s of
  recoverable pounds)
   Production                      133,500        165,100        284,100      303,700
   Sales                           140,000        218,200a       278,100      318,000a
   Average realized
     price b                          $.90cents     $1.08cents      $.92cents   $1.07cents
 Gold (recoverable ounces)
   Production                      116,900        148,800        263,700      275,400
   Sales                           127,200        202,800        267,500      297,800a
   Average realized price          $347.57        $337.52        $338.18      $340.32
 Gross profit per pound of
   copper:
 Average realized price               90.3cents     108.4cents      91.6cents   107.1cents
 Production costs:
   Site production and
    delivery                          53.4           44.3           52.0         45.7
   Gold and silver credits           (32.4)         (32.3)         (32.8)       (32.5)
   Treatment charges                  22.0           27.7           23.6         28.4
   Royalty on recoverable
    metals                             1.3            2.3            1.7          2.1
                                   -------        -------        -------      -------
     Cash production costs            44.3           42.0           44.5         43.7
   Depreciation and
    amortization                       8.7            7.4            8.7          7.4
                                   -------        -------        -------      -------
     Total production costs           53.0           49.4           53.2         51.1
                                   -------        -------        -------      -------
 Revenue adjustments c                (5.9)            .1           (4.1)          .5
                                   -------        -------        -------       -------
 Gross profit per pound               31.4cents      59.1cents      34.3cents    56.5cents
                                   =======        =======        =======      =======
 RTM Results (since acquisition):
 Smelter operations:
   Concentrate treated (MT)        115,300                       115,300
   New Anode production (MT)        46,500                        46,500
   Cathode production (MT)          34,600                        34,600
 Gold operations:
   Ore milled (MT per day)          18,300                        18,300
   Grade (grams per MT)               1.02                          1.02
   Recovery rate (%)                  82.0                          82.0
   Production (recoverable
     ounces)                        44,500                        44,500
   Average realized price          $359.72                       $359.72

a. High sales volumes in 1992 resulted from the drawdown of product inventories.

b. Includes amounts recognized on current period sales under the price protection program (excluding amounts recognized under this program the realization for the second-quarter and six-month periods of 1993 would have been $.86 and $.87 per pound, respectively). Excludes the adjustments discussed in Note c.

c. Reflects adjustments primarily for prior period concentrate sales (net of related amounts recognized under the price protection program) and the cost of the price protection program.

                    FREEPORT-McMoRan COPPER & GOLD INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (Continued)

     After discussions with the staff of the Securities and Exchange Commission (SEC), FCX reclassified certain expenses and accruals previously recorded in 1993 as restructuring and valuation of assets. In response to inquiries, FCX advised the SEC staff that $15.5 million originally reported as restructuring and valuation of assets represented the cumulative effect of changes in accounting principle resulting from the adoption of the new accounting policies that FCX considered preferable, as described in Note 3 to the financial statements. FCX also informed the SEC staff of the components of other charges included in the amount originally reported as restructuring and valuation of assets. FCX concluded that the reclassification and the related supplemental disclosures more accurately reflect the nature of these charges to 1993 net income in accordance with generally accepted accounting principles. These reclassifications had no impact on net income or net income per share.

     FCX reported a second-quarter 1993 net loss applicable to common stock of $21.5 million ($.11 per share) compared with income of $49.7 million ($.27 per share) for the 1992 period. For the six months ended June 30, 1993, FCX reported a net loss applicable to common stock of $26.7 million ($.14 per share) compared with income of $67 million ($.37 per share) for the year-ago period. Net income for the second-quarter and six-month periods of 1993 was reduced by $9.6 million ($.05 per share) and $11.5 million ($.06 per share), respectively, related to administrative restructuring costs (Note 2) and income for the six-month period of 1993 was reduced by $9.9 million
($.05 per share) for changes in accounting principle discussed above and in
Note 3 to the financial statements. FCX's effective tax rate for operations (excluding credits of $6.0 million and $7.3 million for the second-quarter and six-month periods of 1993, respectively, attributable to the restructuring charges) during the first half of 1993 is greater than during the 1992 period due to the withholding requirement on interest and dividends paid to FCX by PT-FI coupled with lower pretax earnings. FCX's
1993 earnings reflect a reduced minority interest ownership of PT-FI as a result of FCX's December 1992 purchase of 49% of a publicly traded
Indonesian entity (which owns a 10% interest in PT-FI) and a reduction for preferred stock dividends as a result of the July 1992 issuance of FCX's 7% Convertible Exchangeable Special Preference Stock.

     Revenues for the second-quarter and six-month periods of 1993 benefited from the acquisition of RTM, adding revenues of $84.2 million. Excluding RTM, revenues for the second-quarter and six-month periods of 1993 were 46% and 24% lower, respectively, than in year-ago periods. The second-quarter decline is primarily attributable to a 17% decrease in copper realizations (including amounts realized from the price protection program, discussed below) and reduced copper and gold sales volumes (36% and 37%, respectively), due primarily to a mill level ore pass cave-in discussed below and the high second-quarter 1992 sales levels achieved due to the drawdown of inventories. A $7.4 million downward revenue adjustment was made during the second quarter of 1993 due to falling copper prices, compared with a $1.8 million upward revenue adjustment in the 1992 period. At June 30, 1993, 127.5 million pounds of copper remained to be contractually priced during future quotational periods. As a result of PT-FI's price protection program, these pounds are recorded at an average price of $.90 per pound. Revenues were positively impacted by a 5.7 cents per pound decrease in treatment charges from the year-ago quarter, when PT-FI had more spot market sales of its copper/gold concentrate, which carried higher costs for treatment charges than long-term contracts. Treatment charges were also favorably impacted by the lower copper prices, as the charges vary with the price of copper. PT-FI has obtained sales commitments from its purchasers for virtually all of its estimated 1993 and 1994 production to be priced at the then current market price under the terms of the contracts.

     In June 1993, one of PT-FI's four mill level ore passes caved, resulting in a partial blockage of the ore pass and a restriction at an adjacent pass. The blockage's primary effect was to limit mill throughput to approximately 39,500 metric tons of ore per day (MTPD) for about six weeks; however, the ore flow system has been repaired and production is expected to reach 66,000 MTPD by the end of July. The impact of the cave-in was minimized by using an ore stockpile adjacent to the mill and the installation of conveyors to alternative ore pass systems. The second-quarter 1993 copper recovery rate was lower because the ore milled from the stockpile contained higher than normal oxidized copper, which yields lower copper recoveries. Copper recovery rates are expected to improve upon completion of the 66,000 MTPD expansion, and ore grades for 1993 are projected to average 1.59% copper and 1.40 grams of gold per ton. PT-FI's annual 1993 sales are estimated at 650 million recoverable pounds of copper and 755,000 recoverable ounces of gold.

     Early in the second quarter of 1993 copper prices dropped to their lowest levels since 1987, due to lower demand caused by the continued global recession. PT-FI has in place a price protection program which eliminates exposure to declines in copper prices below an average $.90 per recoverable pound for the estimated copper sales expected to be priced during 1993 and 1994, and for virtually all of the estimated gold sales expected to be priced during 1993 at an average floor price of $320 per recoverable ounce of gold, while allowing full benefit from prices above these amounts. PT-FI recognized $12 million of additional revenues (excluding $2.7 million in amortized cost) in the second quarter of 1993 as a result of this program. RTM has a policy of eliminating significant exposure to copper price fluctuations by hedging purchases of concentrate at its smelter at the time of each purchase.

     Current quarter PT-FI site production and delivery costs, excluding the $10.0 million charge discussed below, decreased 23% over the comparable 1992 period, due primarily to the decrease in copper sales volumes. Unit site production and delivery costs increased 9.1 cents per pound primarily as a result of costs incurred in connection with the ore pass cave-in, (including a $2.5 million insurance deductible), lower production volumes, and lower copper recovery rates. Operating efficiencies are expected to lower the unit production costs during the third quarter of 1993 when production reaches the 66,000 MTPD level. In addition, as more gold is produced from the Grasberg ore body, cash production costs will benefit from higher gold and silver credits. During the last half of 1993, these credits are expected to increase significantly.

     Effective January 1, 1993, PT-FI increased its depreciation rate to
8.3 cents per recoverable pound due to increased costs relating to the 66,000 MTPD expansion and the lack of any significant reserve additions. FCX is also amortizing the cost in excess of book value relating to the purchase of 49% of the capital stock of a publicly traded Indonesian entity which owns a 10% interest in PT-FI. This additional depreciation totaled $.6 million for each quarter of 1993. RTM depreciation totaled $3.4 million for the second-quarter and six-month periods of 1993.

     Exploration expenses, currently budgeted at approximately $30 million for 1993, excluding RTM, have increased as FCX aggressively explores promising prospects in both the 24,700 acre original contract of work area and the contiguous 6.5 million acre exploration area. In April 1993, a subsidiary of FCX was granted an exploration permit which gives rights for a limited period to explore for minerals on 2.5 million acres adjacent to the 6.5 million acre exploration area. Preliminary exploration of this area is expected to begin later this year.

     FCX's general and administrative expenses for the six months ended June 30, 1993 increased from $30.9 milion in 1992 to $40.5 million in 1993 primarily because of the additional personnel and facilities needed due to the expansion at PT-FI and the acquisition of RTM. Included in the 1993 expense is $1.3 million for RTM (since its acquisition in March 1993) and charges of $6.3 million primarily consisting of a write-off of deferred charges incurred in 1992 related to a planned securities offering that was withdrawn ($2.0 million) and costs to downsize FCX's computing and management information systems (MIS) structure ($4.0 million).

     During the second quarter of 1993, Freeport-McMoRan Inc. (FTX), the parent company of FCX, undertook a restructuring of its administrative organization. This restructuring represented a major step by FTX to lower its costs of operating and administering its businesses in response to weak market prices of the commodities produced by its operating units. As part of this restructuring, FTX significantly reduced the number of employees engaged in administrative functions, changed its MIS environment to achieve efficiencies, reduced its needs for office space, outsourced a number of administrative functions, and implemented other actions to lower costs. As a result of this restructuring process, the level of FCX's administrative cost has been reduced substantially over what it would have been otherwise, which benefit will continue in the future. However, the restructuring process entailed incurring certain one-time costs by FTX, portions of which were allocated to FCX pursuant to its management services agreement with FTX.

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

ENHANCED INFRASTRUCTURE PROJECT PT-FI has an agreement with Huarte S.A. (Huarte) to construct the initial phase of the Enhanced Infrastructure Project (EIP), which has an estimated cost of $200 million. Depending on the success of PT-FI's exploration program, the total cost of the EIP, including subsequent phases, could range between $500 million and $600 million.

     Under the terms of a March 1993 agreement with ALatieF, an Indonesian investor, certain portions of the EIP are to be sold by PT-FI to a joint venture owned 1/3 by PT-FI and 2/3 by ALatieF for total consideration of $270 million. The joint venture will purchase $90 million of EIP assets annually over the period 1993-1995, with funding provided by equity contributions from the joint venture partners ($90 million) and debt financing ($180 million). The acquired assets will be made available to PT-FI and its employees and designees under arrangements which will provide the joint venture with a guaranteed minimum rate of return on its investment. Certain existing EIP related contracts with Huarte will be assigned to the joint venture as appropriate.

CAPITAL RESOURCES AND LIQUIDITY Cash flow from operations was $31.5 million for the first six months of 1993, compared with $37.2 million for the 1992 period, due primarily to significant cash payments received for ore shipments made at the end of 1992 and during 1993 compared with a significant increase in accounts receivable during the 1992 period, partially offset by a decrease in net income. The initial noncash impact of the acquisition of RTM on FCX's consolidated balance sheet was to decrease working capital by $15.1 million, increase property, plant and equipment by $243.3 million, and increase long-term liabilities by $170.3 million.

     Cash flow used in investing activities totaled $201.4 million, reflecting an increase in capital expenditures for continued expansion and the EIP and the March 1993 acquisition of RTM (Note 1). RTM will use the FCX purchase proceeds for working capital requirements and capital expenditures, including funding a portion of the cost of the expansion of its smelter production capacity from its current 150,000 metric tons of metal per year to at least 180,000 metric tons of metal per year by 1995. In 1992 PT-FI entered into a long-term contract with RTM to provide the smelter with a significant portion of its copper concentrate requirements beginning in 1993.

     Cash flow used in financing activities totaled $197.3 million compared with $149.1 million provided by financing activities during the 1992 period. During the 1993 period, a net $120.6 million repayment of debt occurred and dividend payments rose due to increased Class A shares outstanding and dividends paid on depositary shares issued in July 1992.
In January 1992 $212.5 million was received from the sale of a 10% interest in PT-FI to Indonesian investors in December 1991.

     During the first six months of 1993 Zero Coupon Exchangeable Notes (the Notes) with a face value of $241.8 million were tendered to FCX for conversion, with FCX issuing approximately 3.6 million Class A shares in return, leaving Notes with a face value of $466.8 million outstanding (45% of the original face amount issued). As a result of the issuance by FCX of its stock, it is contemplated that PT-FI will issue shares of its stock to FCX as repayment for Notes converted for FCX stock.

     At June 30, 1993, FCX had $4.7 million of cash and short-term investments compared with $371.8 million at December 31, 1992. The significant reduction reflects the capital expenditures and dividends paid during the six month period as well as a reduction in borrowings under PT-FI's amended credit agreement. PT-FI amended its credit agreement in June 1993, eliminating the requirement for a debt service reserve account and making certain other changes to the credit agreement including reducing the interest rate that PT-FI pays on its loans. In addition, the amended credit agreement is guaranteed by FTX and FCX. The amended credit agreement expires on December 31, 1999 and is structured as a 3 year revolving line of credit followed by a 3 1/2 year reducing revolving line of credit. On July 7, 1993 FCX issued 14 million depositary shares (each with an initial dividend of $1.25 per year) for net proceeds of $340.7 million. These funds were loaned to PT-FI and were initially used to reduce outstanding indebtedness. As of July 16, 1993, $488.3 million was available under the credit facility. To the extent FTX and its other subsidiaries incur additional borrowings, the amount available to PT-FI under the credit facility will be reduced.

     Future capital expenditures are expected to be significant through 1995 when PT-FI's 90,000 MTPD expansion is expected to be completed. Subsequently, capital expenditures will be determined by the results of FCX's exploration activities. Estimated capital expenditures for the 66,000 MTPD and 90,000 MTPD expansion programs ($90 million and $545 million, respectively), the initial phase of the EIP ($200 million) and the acquisition of RTM ($52 million, excluding transaction costs) will be funded by operating cash flow, sales of existing and to-be-constructed infrastructure assets and a wide range of financing sources available as a result of the future cash flow from PT-FI's mineral reserve asset base. These sources include, but are not limited to, PT-FI's credit facility and the issuances of public and private securities. Additional expenditures for EIP assets beyond the initial phase, which could range between $300 million and $400 million, depend on the success of PT-FI's exploration program. Additional EIP expenditures, if any, would be expected to be funded by third-party financing sources, which may include debt, equity or asset sales.

     The new contract of work contains provisions for PT-FI to conduct or cause to be conducted a feasibility study relating to the construction of a copper smelting facility in Indonesia and for the eventual construction of such a facility by PT-FI, if such facility is deemed to be economically viable by PT-FI and the Government of Indonesia and is not constructed by others. PT-FI is pursuing with another company the feasibility of constructing a copper smelting facility in Indonesia, in which PT-FI would hold a minority interest and supply one-half of the smelter's copper concentrate requirements at market prices.

     Over the 1993 to 1995 period, capital expenditures are expected to be greater than cash flow from operations. However, upon completion of the 90,000 MTPD expansion, expected to occur by year end 1995, annual production is expected to approach 1 billion pounds of copper and 1.2 million to 1.5 million ounces of gold thereby allowing projected operating cash flow to significantly exceed the level of capital expenditures related to producing FCX's present reserves, enhancing FCX's financial flexibility.

     On August 1, 1993, FCX paid a $.15 per common share dividend and a $.4375 per depositary share dividend. Payment of future dividends by FCX will depend on the payment of dividends by PT-FI, which, in turn, depends on PT-FI's economic resources, profitability, cash flow, and capital expenditures. It is the policy of PT-FI to maximize its dividend payments to stockholders, taking into account its operational cash needs including debt service requirements. FCX currently pays an annual cash dividend of 60 cents per share to its common shareholders. Management anticipates that this dividend will continue at this level through completion of the expansion in 1995, absent significant changes in the prices of copper and gold. However, FCX's Board of Directors determines its dividend payment on a quarterly basis and in its discretion may change or maintain the dividend payment. In determining dividend policy, the Board of Directors considers many factors, including current and expected future prices and sales volumes, future capital expenditures requirements and the availability and cost of financing from third parties.

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

April 6, 1994

                                   FREEPORT-McMoRan COPPER & GOLD INC.


                                   By: /s/ John T. Eads
                                       -------------------------------
                                        John T. Eads
                                        Vice President