Form 10-Q
period 1994-03-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 1994-04-26
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549
				  FORM 10-Q


	   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		       SECURITIES EXCHANGE ACT OF 1934

		     For the Quarter Ended March 31, 1994






			Commission File Number: 1-9916



		     FREEPORT-MCMORAN COPPER & GOLD INC.



   Incorporated in Delaware                             74-2480931
					    (IRS Employer Identification No.)


    First Interstate Bank Building, One East First Street, Suite 1600,
			    Reno, Nevada 89501


    Registrant's telephone number, including area code:  (702) 688-3000


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes /X/  No___

   On March 31, 1994, there were issued and outstanding 63,803,313 shares of the registrant's Class A Common Stock, par value $0.10 per share, and 142,129,602 shares of its Class B Common Stock, par value $0.10 per share.







		     FREEPORT-McMoRan COPPER & GOLD INC.

			      TABLE OF CONTENTS


							    Page
							    ----
		Part I.  Financial Information

		  Financial Statements:

		    Condensed Balance Sheets                  3

		    Statements of Operations                  4

		    Statements of Cash Flow                   5

		    Notes to Financial Statements             6

		  Remarks                                     6

		  Management's Discussion and Analysis
		    of Financial Condition and
		    Results of Operations                     7

		  Part II.  Other Information                12

		  Signature                                  13

		  Exhibit Index                             E-1



		 FREEPORT-McMoRan COPPER & GOLD INC.
		    PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

		 FREEPORT-McMoRan COPPER & GOLD INC.
		 CONDENSED BALANCE SHEETS (Unaudited)

					March 31,    December 31,
					   1994         1993
					----------   -----------
ASSETS                                       (In Thousands)
Current assets:
Cash and short-term investments         $   37,651   $   13,798
Accounts receivable:
  Customers                                 99,472      122,527
  Other                                     46,455       66,202
Inventories:
  Product                                   71,362       58,247
  Materials and supplies                   160,075      153,681
Prepaid expenses and other                  15,986       13,787
					----------   ----------
  Total current assets                     431,001      428,242
Property, plant and equipment, net       1,845,124    1,646,603
Other assets                                46,648       41,808
					----------   ----------
Total assets                            $2,322,773   $2,116,653
					==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued
  liabilities                           $  270,114   $  238,948
Current portion of long-term debt and
  short-term borrowings                     59,229       48,791
					----------   ----------
  Total current liabilities                329,343      287,739
Long-term debt, less current portion       104,045      109,829
Zero coupon exchangeable notes                -         102,039
Accrued postretirement benefits and
  other liabilities                        182,471      188,165
Deferred income taxes                      223,384      201,553
Minority interests                          57,378       46,781
Mandatory redeemable gold-denominated
  preferred stock                          399,999      232,620
Stockholders' equity                     1,026,153      947,927
					----------   ----------
Total liabilities and stockholders'
  equity                                $2,322,773   $2,116,653
					==========   ==========


The accompanying notes are an integral part of these financial statements.


		 FREEPORT-McMoRan COPPER & GOLD INC.
		   STATEMENTS OF OPERATIONS (Unaudited)


					 Three Months Ended
					       March 31,
					 ---------------------
					    1994       1993
					  --------   --------
					    (In Thousands,
					   Except Per Share
					       Amounts)

Revenues                                  $266,153   $133,515
Cost of sales:
Site production and delivery               164,801     69,313
Depreciation and amortization               17,121     12,063
					  --------    --------

  Total cost of sales                      181,922     81,376
Exploration expenses                         8,020      6,413
Provision for restructuring charges           -         3,415
General and administrative expenses         23,080     16,857
					   -------   --------
  Total costs and expenses                 213,022    108,061
					  --------   --------
Operating income                            53,131     25,454
Interest expense, net                         -        (5,629)
Other income (expense), net                   (116)     1,131
					  --------   --------
Income before income taxes and
  minority interest                         53,015     20,956
Provision for income taxes                 (23,142)   (10,937)
Minority interests                          (4,009)    (1,398)
					  --------   --------
Income before changes in accounting
  principle                                 25,864      8,621
Cumulative effect of changes in accounting
  principle, net                              -        (9,854)
					  --------   --------
Net income (loss)                           25,864     (1,233)
Preferred dividends                        (12,305)    (3,927)
					  --------   --------
Net income (loss) applicable to common
  stock                                   $ 13,559   $ (5,160)
					  ========   ========

Net income (loss) per share of common stock:
  Before changes in accounting principle      $.07      $ .02
  Cumulative effect of changes in accounting
    principle                                   -        (.05)
					      ----      -----
					      $.07      $(.03)
					      ====      =====

Average common shares outstanding          205,211    195,667
					   =======    =======

Dividends per common share                    $.15       $.15
					      ====       ====


The accompanying notes are an integral part of these financial statements.



		 FREEPORT-McMoRan COPPER & GOLD INC.
		 STATEMENTS OF CASH FLOW (Unaudited)


					   Three Months Ended
						March 31,
					  ----------------------
					    1994          1993
					  --------      --------
					     (In Thousands)

Cash flow from operating activities:
Net income (loss)                         $ 25,864    $ (1,233)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Cumulative effect of changes in
    accounting principle                       -         9,854
  Depreciation and amortization             17,121      12,063
  Provision for restructuring and
    valuation of assets, net of payments       -         3,415
  Deferred income taxes                      8,311       5,131
  Amortization of discount on zero
   coupon exchangeable notes                   352       3,403
  Minority interests' share of net
    income                                   4,009       1,398
  (Increase) decrease in working capital,
    net of acquisition:
    Accounts receivable                     36,796      62,221
    Inventories                            (18,923)    (11,237)
    Prepaid expenses and other              (2,198)     (1,760)
    Accounts payable and accrued
      liabilities                           18,268     (26,875)
  Other                                     (7,979)     (8,431)
					  --------    --------
Net cash provided by operating
  activities                                81,621      47,949
					  --------    --------

Cash flow from investing activities:
Capital expenditures                      (168,487)   (100,947)
Acquisition of RTM, net of cash
  acquired                                  (5,756)     (1,354)
					  --------    --------
Net cash used in investing activities     (174,243)   (102,301)
					  --------    --------

Cash flow from financing activities:
Cash dividends paid:
  Common stock                             (30,833)    (29,321)
  Preferred stock                          (10,333)     (3,927)
  Minority interest                         (6,304)     (6,135)
Proceeds from debt                         123,922        -
Repayment of debt                         (118,453)       -
Net proceeds from sale of gold-denominated
  preferred stock                          158,476        -
					  --------    --------
Net cash provided by (used in)
  financing activities                     116,475
   (39,383)
					  --------    --------
Net increase (decrease) in cash and
  short-term investments                    23,853     (93,735)
Cash and short-term investments at
  beginning of year                         13,798     371,842
					  --------    --------
Cash and short-term investments at
  end of period                           $ 37,651    $278,107
					  ========    ========


The accompanying notes are an integral part of these financial statements.


		      FREEPORT-McMoRan COPPER & GOLD INC.
			 NOTES TO FINANCIAL STATEMENTS


     1.  REDEEMABLE PREFERRED STOCK OFFERING
     In January 1994, Freeport-McMoRan Copper & Gold Inc. (FCX) sold publicly 4.3 million depositary shares representing 215,279 shares of its Gold-Denominated Preferred Stock, Series II. Each depositary share has a cumulative quarterly cash dividend equal to the value of
     0.0008125 ounces of gold and is subject to mandatory cash redemption in February 2006 for the value of 0.1 ounces of gold. The net proceeds from this offering were loaned to P.T. Freeport Indonesia Company (PT-FI) to fund the ongoing expansion activities and for general corporate purposes.

     2.  REDEMPTION OF ZERO COUPON EXCHANGEABLE NOTES
     In December 1993, FCX called its Zero Coupon Exchangeable Notes (the Notes) for redemption in January 1994. During January 1994, Notes with a face amount of $386.0 million were presented for exchange into
     5.8 million shares of Class A common stock and the remaining Notes were redeemed for $.3 million in cash. As a result of the issuance by FCX of its Class A common stock, PT-FI issued shares of its stock to FCX, bringing FCX's direct ownership of PT-FI to 81.28 percent at March 31, 1994.

     3.  PUBLIC DEBT OFFERING
     In April 1994, P.T. ALatieF Freeport Finance Company B.V. (AFFC), a wholly owned subsidiary of FCX, sold publicly $120 million of its 9 3/4% Senior Notes Due 2001 (the 9 3/4% Notes), for net proceeds of $116.3 million. The 9 3/4% Notes are guaranteed by FCX. The proceeds from the sale of the 9 3/4% Notes will be loaned by AFFC to PT-FI and then to P.T. ALatieF Freeport Infrastructure Corporation and one or more Infrastructure Affiliates to purchase infrastructure assets from PT-FI.

     4.  INTEREST COSTS
     Interest expense is net of capitalized interest which totaled $5.9 million and $5.2 million in the first quarter of 1994 and 1993, respectively.

     5.  RATIO OF EARNINGS TO FIXED CHARGES
     The ratio of earnings to fixed charges for the first three months of 1994 and 1993 was 8.0 to 1 and 1.5 to 1, respectively. For this calculation, earnings include income from continuing operations before income taxes, minority interests, and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

			   _______________________
				   Remarks

     The information furnished herein should be read in conjunction with FCX's financial statements contained in its 1993 Annual Report to stockholders and incorporated by reference in its Annual Report on Form 10-K.


     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
The results of Freeport-McMoRan Copper & Gold Inc. (FCX) include its majority owned subsidiaries, including P.T. Freeport Indonesia Company (PT-FI) and Rio Tinto Minera, S.A. (RTM). First-quarter 1993 operating results do not include RTM, since the acquisition took place at the end of March 1993.

    FCX's first-quarter 1994 net income applicable to common stock totaled $13.6 million ($.07 per share) compared with a loss of $5.2 million ($.03 per share) for the 1993 period. Income for the 1993 period was negatively impacted by restructuring charges of $3.4 million ($1.9 million to net income or $.01 per share) for personnel costs relating to a reduction in staff engaged in administrative services on behalf of FCX by Freeport-McMoRan Inc.
(FTX), the parent company of FCX. First-quarter 1993 earnings also reflect the cumulative effect of changes in accounting principle reducing net income by $9.9 million ($.05 per share).

    A reconciliation of first-quarter revenues is presented below (in millions):

Revenues - 1993                                   $133.5
Increases (decreases):
RTM revenues                                       111.9
Elimination of intercompany sales                  (31.0)
PT-FI sales:
  Price realizations:
    Copper                                          (9.7)
    Gold                                             7.7
  Volumes:
    Copper                                          15.8
    Gold                                            23.3
  Treatment charges                                  5.0
  Adjustments to prior period concentrate sales      9.6
  Other                                               .1
						  ------
Revenues - 1994                                   $266.2
						  ======

    Revenues were negatively impacted by a 7 percent decrease in copper price realizations partially offset by a 17 percent increase in gold price realizations. Copper sales volumes increased 13 percent between periods. Increased mill throughput was partially offset by lower grades which were 9 percent lower. Gold sales volumes increased 43 percent over the 1993 period reflecting increased mill throughput and a 16 percent increase in gold grades. See operating statistics below. Treatment charges declined due to a tightening in the concentrate market as the industry's inventories were reduced for much of 1993 and into 1994 and because of lower copper prices as treatment charges vary to an extent with the price of copper. Adjustments to prior period concentrate sales for the current quarter resulted in a positive adjustment of $2.6 million, primarily caused by favorable adjustments to the gold content of prior period sales, compared to the 1993 period when falling copper prices resulted in a $7.0 million negative adjustment.

    During 1993, copper prices dropped to their lowest levels since
1987, reflecting lower demand, particularly in Europe and Japan, caused by the continuing global recession. Copper prices strengthened beginning in late 1993, but currently remain below $.90 per pound. PT-FI has in place a price protection program that eliminates exposure to copper price declines below an average $.90 per pound for estimated copper sales priced during 1994. At March 31, 1994, 174.5 million pounds of copper remained to be contractually priced during future quotational periods.
As a result of PT-FI's price protection program, these pounds are recorded at an average price of $.90 per pound. PT-FI recently extended its price protection program to cover anticipated copper sales through 1995. For the first half of 1995, PT-FI's program established a minimum average selling price of $.875 per pound, with full participation in any price increase above an average of approximately $.97 per pound. Fourth-quarter 1994 copper sales, a substantial portion of which will be priced in the first quarter of 1995, are covered under this program. For the second half of 1995, PT-FI's program established an average floor price of $.83 per pound, while allowing full benefit from prices above that amount. PT-FI has sales commitments from its purchasers for virtually all of its estimated 1994 production which is to be priced at the current market price under the terms of the contracts.

PT-FI OPERATIONS                                        First Quarter
						     -------------------
						      1994         1993
						     -------     -------

Ore milled (metric tons per day)                      73,400      61,300
Copper grade (%)                                        1.37        1.51
Gold grade (grams per metric ton)                       1.34        1.16
Recovery rate (%)
  Copper                                                83.0        86.1
  Gold                                                  69.7        73.7
Copper (000s of recoverable pounds)
  Production                                         160,500     150,600
  Sales                                              155,700     138,100
  Average realized price a                              $.90        $.97
Gold (recoverable ounces)
  Production                                         190,800     146,800
  Sales                                              201,300     140,300
  Average realized price                             $381.67     $326.93

Gross profit per pound of copper:
Average realized price                                  90.0cent    97.4cent
							----        ----
Production costs:
  Site production and delivery                          59.4        50.2
  Gold and silver credits                              (48.9)      (33.3)
  Treatment charges                                     23.1        25.2
  Royalty on recoverable metals                          1.4         2.2
							----        ----
    Cash production costs                               35.0        44.3
  Depreciation and amortization                          8.1         8.7
							----        ----
    Total production costs                              43.1        53.0
							----        ----
Revenue adjustments b                                     .6        (6.6)
							----        ----
Gross profit per pound                                  47.5cent    37.8cent
							====        ====

a. FCX recognized $6.3 million (excluding $1.5 million in amortized cost) in the first quarter of 1994 as a result of the price protection program discussed above. Excluding amounts recognized under this program, the realization for the first quarter of 1994 would have been $.86 per pound.

b. Reflects adjustments primarily for prior period concentrate sales (net of related amounts recognized under the price protection program) and amortization of the cost of the price protection program.

    PT-FI's first-quarter mill throughput rate increased 20 percent compared with the 1993 period as the expansion activities continue toward a level of 115,000 metric tons per day (MTPD) by year-end 1995. PT-FI site production and delivery costs totaled $92.5 million for the first quarter of 1994, a 33 percent increase over the 1993 period. Unit site production and delivery costs during the 1994 quarter increased by 18 percent over the year ago period resulting from lower production per ton mined, the result of lower copper grades and recoveries, higher jobsite administrative expenses, and expansion related activities. Unit site production and delivery costs increased 20 percent over the last quarter when production was 26 percent higher. The lower copper grades alone accounted for approximately one-half of the per unit cost increase over the year ago period and about two-thirds of the increase over the previous quarter. For the remainder of 1994, site production and delivery costs are still expected to be in excess of 50 cents per pound, but lower than the first quarter, as grades and recoveries are anticipated to increase, particularly in the second half of the year.

    First-quarter 1994 per pound gold and silver credits increased 47 percent over the 1993 period because of higher gold grades (16 percent) and realizations (17 percent).

    Effective January 1, 1994, as a result of recently announced reserve additions, PT-FI's depreciation rate decreased to 7.5 cents per pound compared with 8.3 cents for 1993. Additionally, FCX is amortizing costs in excess of book value ($.9 million for first-quarter 1994 and $.6 million for first-quarter 1993) relating to certain capital stock transactions with PT-FI.

    First-quarter 1994 general and administrative expenses were $23.1 million, compared with $16.9 million in the 1993 quarter as a result of additional personnel and administrative effort required to manage the expanding operations, financing for the expansions at PT-FI and RTM, and the inclusion of RTM results ($3.8 million in general and administrative expenses) during the current period. In the first quarter of 1994, FCX recorded a $1.9 million reduction to its general and administrative expenses resulting from a change in the estimate of cost relating to excess office space. The initial estimated cost, recorded in the second quarter of 1993, resulted from the restructuring of FTX's administrative organization. Further increases in future general and administrative expenses by FCX are anticipated in conjunction with continuing expansion at PT-FI and RTM.

    Exploration expenses, currently budgeted at $41 million for 1994, including $6 million for RTM, totaled $8.0 million in the first quarter of 1994 compared with $6.4 million in the 1993 period, as FCX aggressively explored promising prospects in Irian Jaya and Spain.

    FCX's total interest cost (before capitalization) was reduced to $5.9 million in the first quarter of 1994 from $10.8 million in the 1993 period as a result of (i) a lower interest rate from the restructuring of PT-FI's credit agreement in June 1993; (ii) a reduction in debt using proceeds from the sale of preferred stock in the second half of 1993 and the first quarter of 1994; and (iii) conversions of FCX's zero coupon exchangeable notes, partially offset by $2.7 million of interest cost from RTM. FCX's preferred stock dividends totaled $12.3 million in 1994 and $3.9 million in 1993.

    The Contract of Work (COW) provides a 35 percent corporate income tax rate for PT-FI and a 15 percent withholding tax on interest for debt incurred after the signing of the COW and on dividends paid to FCX by PT-FI. The additional withholding required on interest and dividends paid to FCX by PT-FI totaled $7.1 million for 1994 and $5.1 million for 1993 resulting in an effective tax rate of 44 percent in the first quarter of 1994 compared with 52 percent in the 1993 period.


RTM OPERATIONS                                      First Quarter
						    -------------
							 1994
						       -------
Smelter operations (metric tons):
  Concentrate treated                                  118,000
  Anode production                                      37,900
  Cathode production                                    34,600
Gold operations:
  Ore milled (MTPD)                                     18,100
  Gold grade (grams per metric ton)                       1.04
  Sales (recoverable ounces)                            37,400
  Average realized price                               $346.33


a.  Includes a negative hedging adjustment of $37.91 per ounce.

    For the first quarter of 1994, RTM contributed earnings of $1.7 million. RTM's smelter operated at 92 percent of capacity for the first quarter of 1994, approximately 5 percent below budget, primarily due to an absorption tower breakdown in March which was repaired within a few days. Smelter operating rates are forecast to be at 97 percent for the remainder of 1994. RTM has commitments from most of its suppliers for 1994 treatment charge rates in excess of current spot market rates. Cathode refinery operations were not affected by this breakdown as there was sufficient anode inventory on hand to continue to run the tankhouse at full capacity. RTM's gold operations realized a mill throughput level slightly above fourth-quarter 1993 levels, although current quarter gold production was 15 percent below fourth-quarter 1993 primarily due to lower ore grades and lower gold recovery rates. Gold production for the remainder of 1994 is expected to remain at current levels.

CAPITAL RESOURCES AND LIQUIDITY
Cash flow from operations increased to $81.6 million during the first quarter of 1994, compared with $47.9 million for the 1993 period, reflecting higher net income, a decrease in accounts receivable from collection of fourth-quarter 1993 sales, and an increase in accounts payable and accrued liabilities related to expansion activities.

    First-quarter 1994 cash flow used in investing activities totaled $174.2 million, reflecting a $67.5 million increase in capital expenditures for continued plant expansion at PT-FI, the Enhanced Infrastructure Project (EIP) as discussed below, and capital expenditures at RTM. Cash flow provided by financing activities totaled $116.5 million compared with $39.4 million used in financing activities during the 1993 period. Dividend payments increased by $8.1 million because of increased common shares outstanding and dividends paid on depositary shares issued during the second half of 1993. In January 1994, FCX received $158.5 million from the sale of depositary shares representing its Gold-Denominated Preferred Stock, Series II (Note 1).

    In April 1994, a subsidiary of FCX completed a public offering of 9 3/4% Senior Notes due 2001, which netted $116.3 million in proceeds to be used to purchase infrastructure assets from PT-FI as discussed below and in Note 3 to the financial statements.

    At March 31, 1994, FCX had $37.7 million of cash and short-term investments, compared with $13.8 million at December 31, 1993. These funds along with the $425.0 million availability at April 22, 1994 under the PT-FI credit facility, anticipated cash flow from operations, third-party financing for RTM's smelter expansion discussed below, the net proceeds from the sale of the 9 3/4% Senior Notes, and proceeds from the sale of assets to the EIP joint venture, provide flexibility for dividend payments and ongoing operational, developmental, and exploratory needs. Capital expenditures for 1994, net of the anticipated infrastructure asset sales, are estimated to be approximately $380 million.

    The full EIP (currently expected to involve aggregate cost of as much as $500 million to $600 million to be completed in stages) includes plans for commercial, residential, educational, retail, medical, recreational, environmental and other infrastructure facilities to be constructed during the next 20 years for PT-FI operations. The EIP will develop and promote the growth of local and other third-party activities and enterprises in Irian Jaya through the creation of certain necessary support facilities. The initial phase of the EIP is under construction and is scheduled for completion in 1996. Additional expenditures for EIP assets beyond the initial phase depend on the long-term growth of PT-FI's operations and would be expected to be funded by third-party financing sources, which may include debt, equity or asset sales. As discussed below, certain portions of the EIP and other existing infrastructure assets are expected to be sold in the near future to provide additional funds for the expansion to 115,000 MTPD.

    During 1993, PT-FI entered into a joint venture agreement with P.T. ALatieF Nusakarya Corporation (ALatieF), an Indonesian investor, which provides for the sale of certain portions of the to-be-constructed infrastructure assets and certain existing assets by PT-FI to a joint venture or ventures (the ALatieF Joint Venture) owned one-third by PT-FI and two-thirds by ALatieF for total consideration of $270 million. The sale of the first group of assets to the ALatieF Joint Venture was completed in December 1993 for a price of $90 million. Debt financing for the remaining sales, which are anticipated for 1994 and later, was finalized in April 1994 through the public offering of $120 million of 9 3/4% Senior Notes Due 2001, which are guaranteed by FCX (Note 3).

    PT-FI has also entered into Letters of Intent to sell: (i) existing and to-be-constructed power generation and transmission assets and certain other power-related assets; (ii) certain aircraft, airport and related operations; and (iii) certain construction equipment, port facilities and related marine, logistics and related assets to other joint ventures. The sales to these joint ventures are expected to generate approximately $315 million (net of equity contributions) over the next two years to be used to fund the EIP and the expansion to 115,000 MTPD. The foregoing letters of intent are not binding and are subject to the execution of definitive agreements, financing, and certain Indonesian Government approvals.

    RTM's principal operations currently consist of a copper smelter with an annual capacity of 150,000 metric tons of metal. In February 1994, RTM obtained a commitment for short-term bank financing for up to $45 million, of which $5 million was outstanding at March 31, 1994, to fund the cost of expansion to 180,000 metric tons of metal per year. FCX recently announced plans to further expand RTM's copper smelter to 270,000 metric tons of metal production per year, scheduled for completion by early 1996. The further expansion to 270,000 metric tons of production and the current expansion to 180,000 metric tons involve total estimated costs of approximately $215 million and is expected to be financed through project financing and RTM's internal cash flows. RTM's future cash flow is dependent on a number of variables including fluctuations in the exchange rate between the United States dollar and the Spanish peseta, future prices and sales volumes of gold, the timing of the completion of the smelter expansion, and the supply/demand for smelter capacity and its impact on related treatment and refining charges. PT-FI has a long-term contract with RTM to provide the smelter with a significant portion of its copper concentrate requirements.

    Through 1995, FCX's capital expenditures are expected to be greater than cash flow from operations. Upon completion of the previously announced 115,000 MTPD expansion by year-end 1995, annual production is expected to approach 1.1 billion pounds of copper and 1.5 million ounces of gold. Subsequently, capital expenditures will be determined by the results of FCX's exploration activities and ongoing capital maintenance programs. Estimated capital expenditures for 1994 and 1995 for the expansion to 115,000 MTPD, the initial phase of the EIP, ongoing capital maintenance expenditures, and the expansion of RTM's smelter to 270,000 metric tons of metal per year are expected to range from $1.1 billion to $1.2 billion and will be funded by operating cash flow, sales of existing and to-be-constructed infrastructure assets and a wide range of financing sources FCX believes are available as a result of the future cash flow from PT-FI's mineral reserve asset base and RTM's smelter operations. These sources include, but are not limited to, PT-FI's credit facility and the public and private issuances of securities. The Company's long-lived, low-cost reserve base provides its potential access to a broad range of sources of capital.

    The COW contains provisions for PT-FI to conduct or cause to be conducted a feasibility study relating to the construction of a copper smelting facility in Indonesia and for the eventual construction of such a facility by PT-FI, if it is deemed to be economically viable by PT-FI and the Government of Indonesia. FCX recently announced that PT-FI and RTM have now taken the lead role in developing the proposed 150,000 to 200,000 metric tons of metal per year copper smelter in Gresik, Indonesia. It is contemplated that PT-FI would provide approximately 50 percent of the annual concentrate feed required by the Gresik smelter. Preliminary engineering on the proposed smelter has been completed, and the smelter could be operational as early as 1998.

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


		   FREEPORT-McMoRan COPPER & GOLD INC.

		       PART II.   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

	  (a) The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.


	  (b) During the quarter for which this report is filed, the registrant filed three Current Reports on Form 8-K, dated January 7, 1994 (reporting information under Item 5 and Item 7 and including the following financial statements: Consolidating Condensed Balance Sheet, Consolidating Statement of Operations and Consolidating Statement of Cash
Flow); January 12, 1994 (reporting information under Item 5 and Item 7); and March 2, 1994 (reporting information under Item 5 and Item 7 including the following financial statements: Balance Sheets, Statements of Income, Statements of Cash Flow and Statements of Stockholders' Equity).

		   FREEPORT-McMoRan COPPER & GOLD INC.

				  SIGNATURE

	Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


			    FREEPORT-McMoRan COPPER & GOLD INC.





			    By: /s/ Stephen M. Jones
				-------------------------------
				 Stephen M. Jones
				 Vice President and
				 Chief Financial Officer


Date:  April 26, 1994

		   FREEPORT-McMoRan COPPER & GOLD INC.

				EXHIBIT INDEX


							       Sequentially
								 Numbered
   Number                 Description                              Page
   ------                 -----------                          ------------

    4.1         Certificate of Designations of Gold-Denominated
		Preferred Stock, Series II of FCX dated
		January 19, 1994.

    4.2 Deposit Agreement dated as of January 15, 1994 among FCX, Mellon Securities Trust Company, as Depositary, and holders of depositary receipts issued thereunder.

    4.3 Form of Depositary Receipt. Incorporated by reference to Exhibit 4.1 to the Application for Registration on Form 8-A of FCX dated January 10, 1994.

    4.4         U.S. Underwriting Agreement dated January 13, 1994.

    4.5         International Underwriting Agreement dated
		January 13, 1994.