Form 10-Q
period 1994-06-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 1994-08-05
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1994


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On June 30, 1994, there were issued and outstanding 63,803,313 shares of the registrant's Class A Common Stock, par value $.10 per share, and 142,129,602 shares of its Class B Common Stock, par value $.10 per share.


                      FREEPORT-McMoRan COPPER & GOLD INC.

                               TABLE OF CONTENTS


                                                                 Page

               Part I.  Financial Information

                 Financial Statements:

                    Condensed Balance Sheets                      3

                    Statements of Operations                      4

                    Statements of Cash Flow                       5

                    Notes to Financial Statements                 6

                 Remarks                                          7

                 Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations                         8

                 Part II.  Other Information                     15

                 Signature                                       17



                      FREEPORT-McMoRan COPPER & GOLD INC.
                        PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements.

                      FREEPORT-McMoRan COPPER & GOLD INC.
                     CONDENSED BALANCE SHEETS (Unaudited)

                                                    June 30,    December 31,
                                                      1994          1993
                                                   ----------   ------------
 ASSETS                                                 (In Thousands)
 Current assets:
 Cash and short-term investments                   $   21,983     $   13,798
 Accounts receivable:
   Customers                                          109,785        122,527
   Other                                               59,541         66,202
 Inventories:
   Product                                            103,895         58,247
   Materials and supplies                             171,760        153,681
 Prepaid expenses and other                            22,878         13,787
                                                   ----------     ----------
   Total current assets                               489,842        428,242
 Property, plant and equipment, net                 2,040,873      1,646,603
 Other assets                                          51,915         41,808
                                                   ----------     ----------
 Total assets                                      $2,582,630     $2,116,653
                                                   ==========     ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Accounts payable and accrued liabilities          $  334,884     $  238,948
 Current portion of long-term debt and
   short-term borrowings                               66,873         48,791
                                                   ----------     ----------
   Total current liabilities                          401,757        287,739
 Long-term debt, less current portion                 275,193        109,829
 Zero coupon exchangeable notes                          -           102,039
 Accrued postretirement benefits and other
   liabilities                                        210,464        188,165
 Deferred income taxes                                231,307        201,553
 Minority interests                                    56,327         46,781
 Mandatory redeemable preferred stock                 399,999        232,620
 Stockholders' equity                               1,007,583        947,927
                                                   ----------     ----------
 Total liabilities and stockholders' equity        $2,582,630     $2,116,653
                                                   ==========     ==========

 The accompanying notes are an integral part of these financial statements.


                      FREEPORT-McMoRan COPPER & GOLD INC.
                     STATEMENTS OF OPERATIONS (Unaudited)

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                              --------------------     --------------------
                                1994        1993         1994        1993
                              --------    --------     --------    --------
                                 (In Thousands, Except Per Share Amounts)
 Revenues                     $281,452    $215,033     $547,605    $348,548
 Cost of sales:
 Site production
   and delivery                172,668     167,525      337,469     236,838
 Depreciation
   and amortization             18,319      15,636       35,440      27,699
                              --------    --------     --------    --------
   Total cost of sales         190,987     183,161      372,909     264,537
 Exploration expenses           11,564       9,303       19,584      15,716
 Provision for
   restructuring charges          -         17,380         -         20,795
 General and
   administrative
   expenses                     26,361      23,652       49,441      40,509
                              --------    --------     --------    --------
   Total costs and
     expenses                  228,912     233,496      441,934     341,557
                              --------    --------     --------    --------
 Operating income (loss)        52,540     (18,463)     105,671       6,991
 Interest expense, net            -         (6,308)        -        (11,937)
 Other income
   (expense), net                 (454)        570         (570)      1,701
                              --------    --------     --------    --------
 Income (loss) before
   income taxes and
   minority interests           52,086     (24,201)     105,101      (3,245)
 (Provision) benefit for
   income taxes                (24,359)      2,311      (47,501)     (8,626)
 Minority interests             (5,426)      4,293       (9,435)      2,895
                              --------    --------     --------    --------
 Income (loss) before
   changes in accounting
   principle                    22,301     (17,597)      48,165      (8,976)
 Cumulative effect of
   changes in accounting
   principle                      -           -            -         (9,854)
                              --------    --------     --------    --------
 Net income (loss)              22,301     (17,597)      48,165     (18,830)
 Preferred dividends           (12,583)     (3,927)     (24,888)     (7,854)
                              --------    --------     --------    --------
 Net income (loss)
   applicable to common
   stock                      $  9,718    $(21,524)    $ 23,277    $(26,684)
                              ========    ========     ========    ========
 Net income (loss) per
   share of common stock:
 Before changes in
   accounting principle           $.05       $(.11)        $.11       $(.09)
 Cumulative effect of
   changes in accounting
   principle                       -           -            -          (.05)
                                  ----       -----         ----       -----
                                  $.05       $(.11)        $.11       $(.14)
                                  ====       =====         ====       =====
 Average common shares
   outstanding                 205,933     197,550      205,572     196,608
                               =======     =======      =======     =======
 Dividends per common
   share                          $.15        $.15         $.30        $.30
                                  ====        ====         ====        ====

 The accompanying notes are an integral part of these financial statements.


                      FREEPORT-McMoRan COPPER & GOLD INC.
                      STATEMENTS OF CASH FLOW (Unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                     ----------------------
                                                       1994          1993
                                                     --------      --------
                                                          (In Thousands)
 Cash flow from operating activities:
 Net income (loss)                                   $ 48,165      $(18,830)
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Cumulative effect of changes in accounting
     principle                                           -            9,854
   Depreciation and amortization                       35,440        27,699
   Provision for restructuring charges,
     net of payments                                     -           16,652
   Deferred income taxes                               16,234        10,737
   Amortization of discount on zero coupon
     exchangeable notes                                   352         6,136
   Minority interests' share of net income              9,435        (2,895)
   (Increase) decrease in working capital,
     net of effect of acquisition:
     Accounts receivable                               23,773        26,316
     Inventories                                      (43,563)       (3,251)
     Prepaid expenses and other                        (9,065)         (137)
     Accounts payable and accrued liabilities          22,394       (28,606)
   Other                                               (7,239)      (12,139)
                                                     --------      --------
 Net cash provided by operating activities             95,926        31,536
                                                     --------      --------

 Cash flow from investing activities:
 Capital expenditures                                (323,906)     (199,673)
 Acquisition of RTM, net of cash acquired              (5,756)       (1,354)
 Other                                                   -             (358)
                                                     --------      --------
 Net cash used in investing activities               (329,662)     (201,385)
                                                     --------      --------

 Cash flow from financing activities:
 Cash dividends paid:
   Common stock                                       (61,723)      (58,834)
   Preferred stock                                    (22,221)       (7,854)
   Minority interests                                 (12,107)      (10,037)
 Proceeds from debt                                   309,325        36,768
 Repayment of debt                                   (246,105)     (157,358)
 Net proceeds from sale of:
   Preferred stock                                    158,476          -
   9 3/4% senior notes                                116,276          -
                                                     --------      --------
 Net cash provided by (used in) financing
   activities                                         241,921      (197,315)
                                                     --------      --------
 Net increase (decrease) in cash and
   short-term investments                               8,185      (367,164)
 Cash and short-term investments at
   beginning of year                                   13,798       371,842
                                                     --------      --------
 Cash and short-term investments at
   end of period                                     $ 21,983      $  4,678
                                                     ========      ========

 The accompanying notes are an integral part of these financial statements.



                      FREEPORT-McMoRan COPPER & GOLD INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  PROPOSED DISTRIBUTION BY FTX OF FCX COMMON STOCK
In May 1994, Freeport-McMoRan Inc. (FTX), the parent company of Freeport-McMoRan Copper & Gold Inc. (FCX), announced that it intends to pursue a plan to separate its two principal businesses, copper/gold and agricultural minerals, into two independent financial and operating entities. To accomplish this plan, FTX would make a pro rata distribution of its common stock ownership in FCX (which totaled 69.5 percent at June 30, 1994) to the FTX shareholders. As a result of this distribution, which will require a series of steps to implement over the next six to twelve months, FTX would no longer own any interest in FCX. In connection with this restructuring plan, the existing revolving credit agreement of FTX and P.T. Freeport Indonesia Company (PT-FI), FCX's principal mining subsidiary, will be replaced with a new separate facility for both FCX and PT-FI. No debt of FTX or its other subsidiaries will be assumed by FCX or PT-FI in connection with this plan. The proposed restructuring is contingent on a number of factors including changing the voting rights of FCX so that the Class B stockholders elect 80 percent of the FCX directors and the Class A stockholders and preferred stockholders elect the balance. This change in voting rights will be subject to approval of the Class A shareholders.

2.   REDEEMABLE PREFERRED STOCK OFFERINGS
In January 1994, FCX sold publicly 4.3 million depositary shares representing 215,279 shares of its Gold-Denominated Preferred Stock, Series II. Each depositary share has a cumulative quarterly cash dividend equal to the value of 0.0008125 ounces of gold and is subject to mandatory cash redemption in February 2006 for the value of 0.1 ounces of gold. The net proceeds ($158.5 million) were loaned to PT-FI for general corporate purposes, including continued expansion of mining and milling operations. The Gold-Denominated Preferred Stock, Series II and the Gold-Denominated Preferred Stock, originally sold in August 1993, are recorded at their offering price and are being reflected as a hedge of future gold sales for accounting purposes. Based on the June 30, 1994 closing market price, these shares had a market value of $400.1 million.

     In July 1994, FCX sold publicly 4.8 million depositary shares representing 119,000 shares of its Silver-Denominated Preferred Stock for net proceeds of approximately $95 million, excluding the over-allotment option. Each depositary share has a cumulative quarterly cash dividend equal to the value of 0.04125 ounces of silver. Annually, beginning on August 1, 1999, FCX will redeem in eight equal installments a portion of the underlying Silver-Denominated Preferred Stock, such that it will be fully redeemed by August 1, 2006. The net proceeds will be loaned to PT-FI for general corporate purposes, including continued expansion of mining and milling operations.

3.   REDEMPTION OF ZERO COUPON EXCHANGEABLE NOTES
In December 1993, FCX called its Zero Coupon Exchangeable Notes (the Notes) for redemption in January 1994. During January 1994, Notes with a face amount of $386.0 million were presented for exchange into 5.8 million shares of Class A common stock and the remaining Notes were redeemed for $.3 million in cash. As a result of the issuance by FCX of its Class A common stock, PT-FI issued shares of its stock to FCX, bringing FCX's direct ownership in PT-FI to 81.3 percent at June 30, 1994.

4.   DEBT OFFERING
In April 1994, P.T. ALatieF Freeport Finance Company B.V. (AFFC), a wholly owned subsidiary of FCX, sold publicly $120 million of 9 3/4% Senior Notes Due 2001. Approximately $52 million of the net proceeds are expected to be loaned to P.T. ALatieF Freeport Infrastructure Corporation and one or more affiliated infrastructure companies during the third quarter of 1994 for the purchase of approximately $77 million of infrastructure assets from PT-FI.

5.   INTEREST COSTS
Interest expense excludes capitalized interest of $6.9 million and $6.0 million in the second quarter of 1994 and 1993, respectively, and $12.8 million and $11.3 million in the first six months of 1994 and 1993, respectively.

     PT-FI has an 8.3 percent interest rate exchange agreement entered into in 1991 on $75.6 million of financing at June 30, 1994, reducing $14.3 million annually through 1999. PT-FI entered into this interest rate exchange agreement to manage exposure to interest rate changes on a portion of its floating-rate bank debt. Under this interest swap, PT-FI received an average interest rate of 3.6 percent and 3.5 percent during the first six months of 1994 and 1993, respectively, based on the London Interbank Offering Rate (LIBOR), resulting in an additional interest cost of $.9 million and $1.2 million in the second quarter of 1994 and 1993, respectively, and $2.0 million and $2.4 million in the first six months of 1994 and 1993, respectively.
Based on market conditions at June 30, 1994, unwinding this interest swap would require an estimated $4.4 million.

6.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first six months of 1994 was
7.4 to 1 compared with a shortfall of $14.5 million for the 1993 period. For this calculation, earnings are income from continuing operations before income taxes, minority interests, and fixed charges. Fixed charges are interest and that portion of rent deemed representative of interest.

                            -----------------------
                                     Remarks

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


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

RESULTS OF OPERATIONS

                                     Second Quarter         Six Months
                                    -----------------     ---------------
                                      1994      1993       1994    1993 a
                                     ------    ------     ------   ------
                                   (In Millions, Except Per Share Amounts)

 Revenues                            $281.5    $215.0     $547.6   $348.5
 Operating income (loss)               52.5     (18.5)b    105.7      7.0 b
 Net income (loss) applicable
   to common stock                      9.7     (21.5)b     23.3    (26.7)b,c
 Net income (loss) per share            .05      (.11)b      .11     (.14)b,c


a.    Excludes the results of RTM prior to its March 1993 acquisition.
b. Includes charges totaling $33.7 million ($18.6 million to net income or $.09 per share) and $37.1 million ($20.5 million to net income or $.10 per share) for the second-quarter and six-month periods of 1993, respectively, for charges related to restructuring the administrative organization at Freeport-McMoRan Inc. (FTX), the parent company of Freeport-McMoRan Copper & Gold Inc. (FCX), and other related charges.
c. Includes a $9.9 million charge ($.05 per share) for the cumulative effect of changes in accounting principle.

      FCX's operations are primarily conducted through its majority owned subsidiaries, P.T. Freeport Indonesia Company (PT-FI) and Rio Tinto Minera, S.A. (RTM) which was acquired in March 1993. Results for the second quarter and first six months of 1994 benefited from higher sales volumes and prices for copper and gold. A reconciliation of revenues between the periods is presented below (in millions):

                                                Second           Six
                                                Quarter         Months
                                                -------         ------
 Revenues - 1993                                 $215.0         $348.5
 Increases (decreases):
 RTM revenues, net of eliminations                (11.4)          75.7 *
 PT-FI sales:
   Price realizations:
     Copper                                        20.3           25.9
     Gold                                           5.6           16.0
   Volumes:
     Copper                                        26.0           42.7
     Gold                                          20.2           40.3
   Treatment charges                              (10.2)         (11.3)
   Adjustments to prior period
     concentrate sales                             12.1           10.3
   Other                                            3.9           (0.5)
                                                 ------         ------
 Revenues - 1994                                 $281.5         $547.6
                                                 ======         ======

* The 1994 period includes six months of RTM revenues compared to only three months in the 1993 period.

     Contributing to higher revenues in the 1994 periods were improved price realizations for copper (13 percent and 9 percent, respectively) and gold (9 percent and 12 percent, respectively). Second-quarter and six-month copper sales volumes rose 21 percent and 17 percent, respectively, between periods as increased production resulting from increased mill throughput was partially offset by lower recoveries. Gold sales volumes increased 46 percent and 45 percent over the 1993 periods, respectively, reflecting the higher production resulting from increased mill throughput and improvements in gold grades (19 percent and 17 percent, respectively) partially offset by lower gold recoveries. The lower recovery rates for copper and gold result from mining a harder-to-treat ore. Copper and gold grades and recovery rates are expected to improve in the second half of 1994. Treatment charges increased primarily due to higher copper volumes and prices, as certain charges vary with the price of copper. Adjustments to prior period concentrate sales for the current quarter and six-month period resulted in positive adjustments of $8.7 million and $3.0 million, respectively, primarily caused by favorable copper pricing adjustments, compared to the 1993 periods when falling copper prices resulted in negative adjustments of $3.4 million and $7.3 million, respectively.

PT-FI OPERATIONS                     Second Quarter             Six Months
                                  --------------------      ------------------
                                   1994          1993        1994        1993
                                  -------      -------      -------    -------
Ore milled (metric tons per
 day, MTPD)                        71,300       56,600       72,300     59,000
Copper grade (%)                     1.39         1.40         1.38       1.46
Gold grade (grams per MT)            1.13          .95         1.24       1.06
Recovery rate (%)
  Copper                             84.0         87.3         83.7       86.7
  Gold                               73.0         76.7         70.9       74.7
Copper (000s of recoverable pounds)
  Production                      161,000      133,500      321,500    284,100
  Sales                           168,800      140,000      324,500    278,100
  Average realized price a          $1.02         $.90        $1.00       $.92
Gold (recoverable ounces)
  Production                      165,700      116,900      356,500    263,700
  Sales                           185,400      127,200      386,700    267,500
  Average realized price          $378.00      $347.57      $379.53    $338.18

Gross profit per pound of copper (cents):
Average realized price a            102.2         90.3         99.6       91.6
                                    -----         ----         ----       ----
Production costs:
  Site production and delivery       61.4         53.4         60.4       52.0
  Gold and silver credits           (42.5)       (32.4)       (45.6)     (32.8)
  Treatment charges                  24.2         22.0         23.7       23.6
  Royalty on metals                   2.0          1.3          1.7        1.7
                                     ----         ----         ----       ----
    Cash production costs            45.1         44.3         40.2       44.5
  Depreciation and
   amortization                       8.0          8.7          8.1        8.7
                                     ----         ----         ----       ----
    Total production costs           53.1         53.0         48.3       53.2
                                     ----         ----         ----       ----
Revenue adjustments b                 5.1         (5.9)        (0.3)      (4.1)
                                     ----         ----         ----       ----
Gross profit per pound               54.2         31.4         51.0       34.3
                                     ====         ====         ====       ====

a. Excluding amounts recognized under PT-FI's copper price protection program, realizations for the second-quarter and six-month periods of 1994 and 1993 would have been $.99, $.86, $.98, and $.87, respectively. Including the adjustments discussed in Note b, realizations for the second-quarter and six-month periods of 1994 and 1993 would have been $1.07, $.84, $.99, and $.88, respectively.

b. Reflects adjustments for prior period concentrate sales and amortization of the cost of the price protection program.

     PT-FI's second-quarter mill throughput rate increased 26 percent compared with the 1993 period as the expansion activities continue toward a level of 115,000 MTPD by year-end 1995. Mill throughput rates are expected to approximate second quarter levels for the remainder of 1994. PT-FI site production and delivery costs totaled $103.6 million for the second quarter of 1994, a 40 percent increase over the 1993 period, excluding $10.0 million of charges in 1993 related to the restructuring. Unit site production and delivery costs during the second quarter of 1994 increased 15 percent over the year-ago period, excluding the 1993 charges discussed above, resulting from lower production per ton mined (because of lower recoveries stemming from harder-to-treat ore), higher jobsite administrative expenses, and expansion related activities. Unit site production and delivery costs for the remainder of 1994 are expected to be lower than in the first six months as a result of an anticipated improvement in grades and recoveries. Second-quarter 1994 per pound gold and silver credits increased 31 percent over the 1993 period because of higher gold grades and realizations.

     As a result of 1993 reserve additions, PT-FI's 1994 depreciation rate decreased to 7.5 cents per pound compared with 8.3 cents for 1993.

     In June 1994, copper prices rose above $1.10 per pound, primarily due to strengthening global demand and reduced copper stocks, compared with 1993 prices which had dropped to the lowest levels since 1987. Because of the recent improvement in prices, PT-FI entered into contracts covering substantially all of its expected remaining 1994 copper sales resulting in prices of approximately $1.07 per pound for the second quarter (including a positive adjustment of 5.1 cents primarily related to price increases on copper pounds that were not final-priced at March 31, 1994), $1.04 per pound for the third quarter and $1.05 per pound for the fourth quarter. Included in the fourth quarter expected price is $27.3 million cash received, which will be recognized in fourth quarter revenues, from the settlement of certain contracts originally designed to hedge fourth quarter sales. These contracts were purchased in March and April of 1994 when copper prices were still below $.90 per pound and were subsequently sold in June. As a result, PT-FI's average realized copper price is expected to approximate $1.02 per pound for 1994. These actions by PT-FI provide it assured realizations for its 1994 copper sales that reflect the relatively high recent price of copper. Copper sales in the first quarter of 1994 averaged $.90 per pound, which exceeded the then current market price, as a result of PT-FI's previous $.90 per pound price protection program. Revenues for the second-quarter and six-month periods of 1994 and 1993 include net amounts recognized under the $.90 per pound price protection program and the contracts referred to above totaling $3.0 million, $9.4 million, $.4 million, and $6.7 million, respectively. The impact on earnings totaled $1.7 million, $5.2 million, $.2 million, and $3.7 million, respectively.

     In March and April of 1994, PT-FI extended its price protection program, at a cost of $21.7 million, to cover anticipated copper sales through 1995. For the first half of 1995, PT-FI's program established a minimum average selling price of $.875 per pound, with full participation in any price increase above an average of approximately $.97 per pound. For the second half of 1995, PT-FI's program established an average floor price of $.83 per pound, while allowing full benefit from prices above that amount. As of June 30, 1994, unwinding PT-FI's hedging position would require approximately $50 million. As conditions warrant, PT-FI may modify or extend its existing price protection program. PT-FI has sales commitments from various parties for virtually all of its estimated 1994 and 1995 production to be priced at the then current market price under the terms of the contracts.

RTM OPERATIONS                       Second Quarter             Six Months
                                   ------------------        ------------------
                                     1994       1993           1994      1993 a
                                   -------    -------        -------    -------
Smelter operations:
  Concentrate treated (MT)         126,400    115,300        244,400    115,300
  Anode production (000s of
   pounds)                          91,900    102,500        175,500    102,500
  Cathode production (000s of
   pounds)                          77,800     76,300        154,100     76,300
Gold operations:
  Ore milled (MTPD)                 18,600     18,300         18,400     18,300
  Gold grade (grams per MT)           1.03       1.02           1.03       1.02
  Sales (recoverable ounces)        43,300     44,500         80,700     44,500
  Average realized price b         $370.21    $336.10        $367.87    $336.10

a.   RTM results are from March 30, 1993, the date of its acquisition.

b. Excluding hedging adjustments primarily related to RTM's gold loans (9,200 ounces payable quarterly), realizations for the second-quarter and six-month periods of 1994 and 1993 would have been $381.62, $359.72, $382.83, and $359.72, respectively.

     For the second-quarter and six-month periods of 1994, RTM contributed earnings of $1.0 million and $2.7 million, respectively, compared with a loss of $4.4 million for the period from acquisition to June 30, 1993. RTM has a hedging program for its gold sales that includes gold denominated loans and forward contracts. As of June 30, 1994, the unrecognized balance of the gold denominated loans totaled approximately $5 million. Revenues for the second-quarter and six-month periods of 1994 and 1993 include amounts recognized under the hedging program totaling $.5 million, $1.1 million, $1.2 million, and $1.1 million, respectively. Higher operating rates at RTM's smelter resulted in a 10 percent increase in the amount of concentrate being treated during the 1994 quarter compared with the 1993 period. RTM has commitments from most of its suppliers for 1994 treatment charges at rates in excess of current spot market rates. About one third of the contract terms have been priced for 1995, when rates are expected to be lower because of changes in market conditions. Cathode refinery operations continued to maintain high operating rates. RTM's gold operations realized a mill throughput level slightly above second-quarter 1993 levels; however, second-quarter 1994 gold sales were lower than the 1993 period because of lower recoveries. Third-quarter 1994 RTM earnings and potentially future periods are expected to be negatively impacted by the recent decline in the value of the U.S. dollar and planned mining of lower grade ore at RTM's gossan mining operations.

EXPLORATION AND OTHER FINANCIAL RESULTS
During the quarter, PT-FI reported results from exploration activities within its original 24,700 acre Contract Of Work (COW) area (Block A) as well as in the adjacent 6.5 million acre COW area (Block B) and the 2.5 million acre exploration permit area (Eastern Mining blocks). Additional mineralization was discovered at the Big Gossan, Wanagon and Lembah Tembaga prospects, all within Block A. Mineralization was also discovered at the Wabu prospect in Block B and exploratory drilling has now begun at Etna Bay located within the Eastern Mining Blocks. Exploration expenses, currently budgeted at $44 million for 1994, including $6 million for RTM, totaled $19.6 million in the six-month 1994 period compared with $15.7 million in the 1993 period.

     FCX's general and administrative expenses increased from $40.5 million for the six months ended June 30, 1993 to $49.4 million in 1994 as a result of additional personnel and administrative effort required to manage the expanding operations, costs associated with arranging financing for the expansions at PT-FI and RTM, and the inclusion of RTM results for a full six months in 1994. Also included in the 1993 period were charges of $6.3 million primarily consisting of a write-off of certain deferred charges. The six-month 1994 period benefited from a $1.9 million reduction in the estimated cost of excess office space (originally estimated in the second quarter of 1993 as part of restructuring FTX's administrative organization). Future general and administrative expenses are anticipated to approximate those in the second quarter as FCX continues its expansions at PT-FI and RTM.

     FCX's total interest cost (before capitalization) was reduced to $12.8 million for the six-month 1994 period from $23.2 million in the 1993 period due to a reduction in debt from the sale of preferred stock in the second half of 1993 and the first quarter of 1994 and conversions of FCX's zero coupon exchangeable notes, partially offset by $3.0 million of additional interest cost from RTM (Note 5). Preferred stock dividends totaled $24.9 million in the six-month 1994 period and $7.9 million in the 1993 period.

     PT-FI's COW provides a 35 percent corporate income tax rate for PT-FI and a 15 percent withholding tax on interest for debt incurred after the signing of the COW in December 1991 and on dividends paid to FCX by PT-FI. The additional withholding required on interest and dividends paid to FCX by PT-FI is included in the provision for income taxes and totaled $14.8 million for the six-month 1994 period compared with $10.5 million for the 1993 period.

CAPITAL RESOURCES AND LIQUIDITY
Cash flow from operations increased to $95.9 million during the first six months of 1994, compared with $31.5 million for the 1993 period, reflecting higher income from operations. Cash flow used in investing activities totaled $329.7 million during the first six months of 1994, compared with $201.4 million for the 1993 period, reflecting an increase in capital expenditures for continuing plant expansion at PT-FI, the Enhanced Infrastructure Project
(EIP) discussed below, and $13.7 million of capital expenditures at RTM. Cash flow provided by financing activities totaled $241.9 million compared with a use of $197.3 million during the 1993 period. Dividend payments in 1994 increased by $19.3 million because of increased common shares outstanding and dividends paid on depositary shares issued during the second half of 1993 and in January 1994 (Note 2). In April 1994, a subsidiary of FCX completed a public offering of 9 3/4% Senior Notes due 2001 (Note 4), for net proceeds of $116.3 million to be used to purchase infrastructure assets from PT-FI as discussed below. In July 1994, FCX will receive approximately $95 million from the sale of depositary shares representing its Silver-Denominated Preferred Stock (Note 2).

     Through 1995, PT-FI's capital expenditures are expected to exceed cash flow from its operations. Upon completion of the 115,000 MTPD expansion by year-end 1995, PT-FI's annual production is expected to be approximately 1.1 billion pounds of copper and 1.5 million ounces of gold. Subsequently, capital expenditures will be determined by the results of exploration activities and ongoing capital maintenance programs. Remaining capital expenditures in 1994 and 1995 for the expansion to 115,000 MTPD, the initial phase of the EIP, and ongoing capital maintenance expenditures are expected to range from $600 million to $700 million and will be funded by operating cash flow, sales of existing and to-be-constructed infrastructure assets and other financing sources. These sources include, but are not limited to, PT-FI's credit facility (which had $242.0 million availability at July 22, 1994) and public and private issuances of securities. PT-FI's long-lived, low-cost reserve base provides its potential access to a broad range of sources of capital.

     The full EIP (currently expected to involve an aggregate cost of up to $500 million to $600 million to be completed in stages) includes commercial, residential, educational, retail, medical, recreational, environmental and other infrastructure facilities to be constructed during the next 20 years for PT-FI operations. The EIP will develop and promote the growth of local and other third-party activities and enterprises in Irian Jaya through the creation of certain necessary support facilities. The initial phase of the EIP is under construction and is scheduled for completion in 1996. Additional expenditures for EIP assets beyond the initial phase depend on the long-term growth of PT-FI's operations and would be expected to be funded by third-party financing sources, which may include debt, equity or asset sales. As discussed below, certain portions of the EIP and other existing infrastructure assets are expected to be sold in the near future to provide additional funds for the expansion to 115,000 MTPD.

     PT-FI has a joint venture agreement with P.T. ALatieF Nusakarya Corporation (ALatieF), an Indonesian investor, which provides for the sale of certain portions of the to-be-constructed infrastructure assets and certain existing assets by PT-FI to a joint venture or ventures (the ALatieF Joint Venture) owned one-third by PT-FI and two-thirds by ALatieF for total consideration of $270 million. The sale of the first group of assets to the ALatieF Joint Venture was completed in December 1993 for $90 million. Debt financing for the remaining sales, which are anticipated for 1994 and later, was finalized through the issuance of $120 million of 9 3/4% Senior Notes, which are guaranteed by FCX. The next sale (approximately $77 million) is expected to be completed in the third quarter of 1994.

     PT-FI has also entered into Letters of Intent to sell: (i) existing and to-be-constructed power generation and transmission assets and certain other power-related assets; (ii) certain aircraft, airport and related operations; and (iii) certain construction equipment, port facilities and related marine, logistics and related assets to other joint ventures. The sales to these joint ventures are expected to generate approximately $315 million (net of equity contributions) over the next two years. These Letters of Intent are not binding and are subject to the execution of definitive agreements, financing, and certain approvals from the Indonesian Government.

     RTM's principal operations currently consist of a copper smelter with an annual capacity of 150,000 metric tons of metal. In June 1994, RTM signed a turnkey contract to expand its smelter to 270,000 metric tons of metal per year by early 1996. The contract requires payments in both deutsche marks and pesetas, however RTM has hedging arrangements that fix the cost of the expansion program at approximately $215 million. Project financing of $270 million, which is nonrecourse to FCX, has been arranged, which will also provide funds for refinancing RTM's gold and silver loans and working capital loans. The financing arrangement requires an additional equity contribution of $30 million, which is being sought from third parties. RTM's future cash flow is dependent on a number of variables including fluctuations in the exchange rate between the United States dollar and the Spanish peseta (a one peseta change in the exchange rate has an approximately $1 million impact on RTM's cash flow and net income), future prices and sales volumes of gold, the production rates at the smelter during the expansion program and during anticipated major maintenance turnarounds, and the supply/demand for smelter capacity and its impact on related treatment and refining charges. PT-FI has a long-term contract with RTM to provide the smelter with a significant portion of its copper concentrate requirements.

     PT-FI's COW calls for it to conduct a feasibility study for the construction of a copper smelting facility in Indonesia and for the eventual construction of such a facility by PT-FI, if it is deemed to be economically viable by PT-FI and the Government of Indonesia. FCX recently announced that PT-FI and RTM have now taken the lead role in developing the proposed 150,000 to 200,000 metric tons of metal per year copper smelter in Gresik, Indonesia. It is contemplated that PT-FI would provide approximately 50 percent of the annual concentrate requirements of the Gresik smelter. Preliminary engineering on the proposed smelter has been completed and management is currently reviewing possible alternatives for financing the estimated $650 million to $700 million construction cost. The smelter could be operational as early as 1998.

     Payment of future dividends by FCX will depend on the payment of dividends by PT-FI, which, in turn, depends on PT-FI's economic resources, profitability, cash flow, and capital expenditures. It is the policy of PT-FI to maximize its dividend payments to stockholders, taking into account its operational cash needs including debt service requirements. FCX currently pays an annual cash dividend of 60 cents per share to its common shareholders. Management anticipates that this dividend will continue at this level through completion of the expansion in 1995, absent significant changes in the prices of copper (for which PT-FI has instituted a price protection program) and gold. However, FCX's Board of Directors determines its dividend payment on a quarterly basis and in its discretion may change or maintain the dividend payment. In determining dividend policy, the Board of Directors considers many factors, including current and expected future prices and sales volumes, future capital expenditure requirements, and the availability and cost of financing from third parties.

                             --------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.


                      FREEPORT-McMoRan COPPER & GOLD INC.
                          PART II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

            (a) The annual meeting of the security holders (the "Annual Meeting") of the registrant, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, was held on May 5, 1994. Matters voted upon were (i) the election of directors (there was no solicitation in opposition to management's nominees, all of whom were elected); (ii) the ratification of the appointment of independent auditors;
(iii) the amendment of the Certificate of Incorporation of the registrant to increase the number of authorized shares of Special Stock; and (iv) the amendment of the Certificate of Incorporation of the registrant to increase the number of authorized shares of Preferred Stock.

            (c) The first matter voted upon at the Annual Meeting was the election of Leland O. Erdahl, Ronald Grossman, Rene L. Latiolais, George A. Mealey, James R. Moffett, Wolfgang F. Siegel, Elwin E. Smith and Eiji Umene as directors, each to serve for one year and until his successor is elected and qualified. The numbers of votes cast for or withheld from each nominee were as follows:

                                  FOR                       WITHHELD
                                  ----                      --------
   Mr. Erdahl                  190,740,041                   639,179
   Mr. Grossman                190,736,191                   643,029
   Mr. Latiolais               190,737,291                   641,929
   Mr. Mealey                  190,741,668                   637,552
   Mr. Moffett                 190,728,692                   650,528
   Mr. Siegel                  190,606,994                   772,226
   Mr. Smith                   190,733,218                   646,002
   Mr. Umene                   190,596,194                   783,026

            The second matter voted upon at the Annual Meeting was the ratification of the appointment of Arthur Andersen & Co. to act as the independent auditor of the registrant for 1994. The numbers of votes cast for or against and the number of abstentions as to such matter were as follows:

          FOR                       AGAINST                 ABSTENTIONS
          ---                       -------                 -----------
      190,754,849                   146,838                     477,533

            The third matter voted upon at the Annual Meeting was the amendment of the Certificate of Incorporation to increase the number of authorized shares of Special Stock. The number of votes cast for or against, the number of abstentions and the number of broker non-votes as to such matter by holders of shares of the Class A and Class B Common Stock of the registrant, voting together as a single class, were as follows:


      FOR           AGAINST       ABSTENTIONS     BROKER NON-VOTES
      ---         ---------       -----------     ----------------
  175,881,361     5,040,393           590,067            9,867,399

The number of votes cast for or against, the number of abstentions and the number of shares of broker non-votes as to such matter by holders of shares of the Class A Common Stock and Special Preference Stock of the Registrant, voting together as a single class, were as follows:

      FOR             AGAINST     ABSTENTIONS     BROKER NON-VOTES
      ---          ----------     -----------     ----------------
   48,016,535       7,451,761      10,313,923            9,867,399

The Special Preference Stock is traded publicly through depositary shares listed on the New York Stock Exchange ("NYSE"), each depositary share representing 2 16/17 shares of Special Preference Stock.

            The fourth matter voted upon at the Annual Meeting was the amendment of the Certificate of Incorporation to increase the number of authorized shares of Preferred Stock. The number of votes cast for or against, the number of abstentions and the number of broker non-votes as to such matter by holders of shares of the Class A and Class B Common Stock of the registrant, voting together as a single class, were as follows:


      FOR            AGAINST       ABSTENTIONS    BROKER NON-VOTES
      ---            -------       -----------    ----------------
  171,758,402      9,072,788           680,631           9,867,399

The number of votes cast for or against, the number of abstentions and the number of shares of broker non-votes as to such matter by holders of shares of the Preferred Stock of the Registrant were as follows:

     FOR             AGAINST      ABSTENTIONS     BROKER NON-VOTES
     ---             -------      -----------     ----------------
   616,714           158,759          439,806                    0


On the record date of the Annual Meeting, the Preferred Stock was comprised of three series. The Step-Up Convertible Preferred Stock, the Gold-Denominated Preferred Stock and the Gold-Denominated Preferred Stock, Series II, are traded publicly through depositary shares listed on the NYSE, each depositary share representing 0.05 shares of the Preferred Stock.

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Not applicable

            (b) No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.


                      FREEPORT-McMoRan COPPER & GOLD INC.

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              FREEPORT-McMoRan COPPER & GOLD INC.





                              By:       /s/ John T. Eads
                                   --------------------------------
                                           John T. Eads
                                   Controller - Financial Reporting



Date: August 5, 1994