Form 10-Q
period 1994-09-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 1994-10-28
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 1994






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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On September 30, 1994, there were issued and outstanding 64,410,024 shares of the registrant's Class A Common Stock, par value $.10 per share, and 141,522,891 shares of its Class B Common Stock, par value $.10 per share.





                      FREEPORT-McMoRan COPPER & GOLD INC.

                               TABLE OF CONTENTS


                                                                 Page

               Part I.  Financial Information

                 Financial Statements:

                    Condensed Balance Sheets                      3

                    Statements of Operations                      4

                    Statements of Cash Flow                       5

                    Notes to Financial Statements                 6

                 Remarks                                          7

                 Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations                         8

               Part II.  Other Information                       14

               Signature                                         15

               Exhibit Index                                     E-1




                      FREEPORT-McMoRan COPPER & GOLD INC.
                        PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements.

                      FREEPORT-McMoRan COPPER & GOLD INC.
                     CONDENSED BALANCE SHEETS (Unaudited)

                                                 September 30,   December 31,
                                                     1994            1993
                                                 -------------   ------------
ASSETS                                                   (In Thousands)
Current assets:
Cash and short-term investments                    $   22,589      $   13,798
Accounts receivable                                   186,442         188,729
Inventories                                           275,003         211,928
Prepaid expenses and other                             15,772          13,787
                                                   ----------      ----------
  Total current assets                                499,806         428,242
Property, plant and equipment, net                  2,223,858       1,646,603
Other assets                                           48,144          41,808
                                                   ----------      ----------
Total assets                                       $2,771,808      $2,116,653
                                                   ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities           $  339,325      $  238,948
Current portion of long-term debt and
  short-term borrowings                               102,004          48,791
                                                   ----------      ----------
  Total current liabilities                           441,329         287,739
Long-term debt, less current portion                  313,675         211,868
Accrued postretirement benefits and other
liabilities                                           213,357         188,165
Deferred income taxes                                 244,122         201,553
Minority interests                                     74,177          46,781
Mandatory redeemable preferred stock                  500,007         232,620
Stockholders' equity                                  985,141         947,927
                                                   ----------      ----------
Total liabilities and stockholders' equity         $2,771,808      $2,116,653
                                                   ==========      ==========






 The accompanying notes are an integral part of these financial statements.



                      FREEPORT-McMoRan COPPER & GOLD INC.
                     STATEMENTS OF OPERATIONS (Unaudited)

                                Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
                               --------------------     --------------------
                                 1994        1993         1994        1993
                               --------    --------     --------    --------
                                  (In Thousands, Except Per Share Amounts)
Revenues                       $313,384    $261,504     $860,989    $610,052
Cost of sales:
Site production
  and delivery                  192,292     157,716      529,430     394,622
Depreciation and
  amortization                   18,387      17,457       53,827      45,156
                               --------    --------     --------    --------
  Total cost of sales           210,679     175,173      583,257     439,778
Exploration expenses              9,941       9,321       29,525      25,037
Provision for
  restructuring charges            -           -            -         20,795
General and
administrative
expenses                         29,403      18,060       78,844      58,569
                               --------    --------     --------    --------
  Total costs and
  expenses                      250,023     202,554      691,626     544,179
                               --------    --------     --------    --------
Operating income                 63,361      58,950      169,363      65,873
Interest expense, net              -         (3,390)        -        (15,327)
Other income
  (expense), net                    216        (616)        (685)      1,153
                               --------    --------     --------    --------
Income before income
  taxes and minority
  interests                      63,577      54,944      168,678      51,699
Provision for income
taxes                           (30,157)    (21,770)     (77,658)    (30,396)
Minority interests               (6,592)     (4,099)     (16,027)     (1,204)
                               --------    --------     --------    --------
Income before changes
in accounting
principle                        26,828      29,075       74,993      20,099
Cumulative effect of
  changes in accounting
principle                          -           -            -         (9,854)
                               --------    --------     --------    --------
Net income                       26,828      29,075       74,993      10,245
Preferred dividends             (13,365)     (9,887)     (38,253)    (17,741)
                               --------    --------     --------    --------
Net income (loss)
  applicable to common
stock                          $ 13,463    $ 19,188     $ 36,740    $ (7,496)
                               ========    ========     ========    ========
Net income (loss) per
  share of common stock:
  Before changes in
    accounting
  principle                        $.07        $.10         $.18       $ .01
  Cumulative effect of
    changes in
  accounting
principle                           -           -            -          (.05)
                                   ----        ----         ----       -----
                                   $.07        $.10         $.18       $(.04)
                                   ====        ====         ====       =====
Average common shares
  outstanding                   205,933     199,165      205,692     197,460
                                =======     =======      =======     =======
Dividends per common
share                              $.15        $.15         $.45        $.45
                                   ====        ====         ====        ====

 The accompanying notes are an integral part of these financial statements.


                      FREEPORT-McMoRan COPPER & GOLD INC.
                      STATEMENTS OF CASH FLOW (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                      ----------------------
                                                        1994          1993
                                                      --------      --------
                                                           (In Thousands)
Cash flow from operating activities:
Net income                                            $ 74,993      $ 10,245
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Cumulative effect of changes in accounting
  principle                                               -            9,854
  Depreciation and amortization                         53,827        45,156
  Provision for restructuring charges,
    net of payments                                       -            4,842
  Deferred income taxes                                 29,049         4,056
  Amortization of discount on zero coupon
  exchangeable notes                                       352         8,543
  Minority interests' share of net income               16,027         1,204
  (Increase) decrease in working capital,
    net of effect of acquisition:
    Accounts receivable                                  8,283        23,286
    Inventories                                        (36,969)      (30,360)
    Prepaid expenses and other                          (1,950)       (5,342)
    Accounts payable and accrued liabilities            27,336        (4,769)
  Other                                                 (8,000)       (2,614)
                                                      --------      --------
Net cash provided by operating activities              162,948        64,101
                                                      --------      --------

Cash flow from investing activities:
Capital expenditures:
  PT-FI                                               (481,840)     (308,768)
  RTM                                                  (45,857)       (1,950)
Acquisition of RTM, net of cash acquired                (5,756)       (1,354)
                                                      --------      --------
Net cash used in investing activities                 (533,453)     (312,072)
                                                      --------      --------

Cash flow from financing activities:
Cash dividends paid:
  Common stock                                         (92,612)      (88,690)
  Preferred stock                                      (33,930)      (11,781)
  Minority interests                                   (18,282)      (14,408)
Proceeds from (repayments of) debt, net                137,540      (543,683)
Proceeds from infrastructure financing, net             17,319          -
Proceeds from issuance of:
  Preferred stock                                      252,985       561,090
  9 3/4% senior notes                                  116,276          -
                                                      --------      --------
Net cash provided by (used in) financing
activities                                             379,296       (97,472)
                                                      --------      --------
Net increase (decrease) in cash and
  short-term investments                                 8,791      (345,443)

Cash and short-term investments at
  beginning of year                                     13,798       371,842
                                                      --------      --------
Cash and short-term investments at
  end of period                                       $ 22,589      $ 26,399
                                                      ========      ========



 The accompanying notes are an integral part of these financial statements.



                      FREEPORT-McMoRan COPPER & GOLD INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  DISTRIBUTION OF FCX COMMON STOCK BY FTX
In May 1994, Freeport-McMoRan Inc. (FTX), the parent company of Freeport-McMoRan Copper & Gold Inc. (FCX), announced that it intends to pursue a plan to separate its two principal businesses, copper/gold and agricultural minerals, into two independent financial and operating entities. To accomplish this plan, FTX would make a pro rata distribution of its common stock ownership in FCX (which totaled 68.8 percent at September 30, 1994) to the FTX stockholders. As a result of this distribution, which will require a series of steps to implement over several months, FTX would no longer own any interest in FCX. In connection with this restructuring plan, the existing revolving credit agreement of FTX and P.T. Freeport Indonesia Company (PT-FI), FCX's principal mining subsidiary, will be replaced with a new separate facility for both FCX and PT-FI. The spinoff of FCX will provide greater access to credit markets and reduce financing costs for FCX and PT-FI. The proposed restructuring is contingent on a number of factors including changing the voting rights of FCX stockholders so that the Class B stockholders elect 80 percent of the FCX directors and the Class A stockholders and preferred stockholders elect the balance. The change in voting rights is subject to FCX Class A stockholder approval.

2.   REDEEMABLE PREFERRED STOCK OFFERINGS
In January 1994, FCX sold publicly 4.3 million depositary shares representing 215,279 shares of its Gold-Denominated Preferred Stock, Series II. Each depositary share has a cumulative quarterly cash dividend equal to the value of 0.0008125 ounces of gold and is subject to mandatory cash redemption in February 2006 for the value of 0.1 ounces of gold. Additionally, in July 1994, FCX sold publicly 4.8 million depositary shares representing 119,000 shares of its Silver-Denominated Preferred Stock. Each depositary share has a cumulative quarterly cash dividend equal to the value of 0.04125 ounces of silver. Annually, beginning on August 1, 1999, FCX will redeem the underlying Silver-Denominated Preferred Stock in eight equal installments. The net proceeds from these offerings ($253.0 million) were loaned to PT-FI for general corporate purposes, including the expansion of its mining and milling operations.

     The Gold-Denominated Preferred Stock, Series II; the Gold-Denominated Preferred Stock sold in August 1993; and the Silver-Denominated Preferred Stock are being reflected as a hedge of future gold and silver sales for accounting purposes. Based on closing commodity market prices, these shares had an aggregate market value of $513.9 million at September 30, 1994.

3.   REDEMPTION OF ZERO COUPON EXCHANGEABLE NOTES
In December 1993, FCX called its Zero Coupon Exchangeable Notes (the Notes) for redemption in January 1994. During January 1994, Notes with a face amount of $386.0 million were exchanged into 5.8 million shares of Class A common stock and the remaining Notes were redeemed for $.3 million in cash. As a result of the issuance by FCX of its Class A common stock, PT-FI issued 14,490 shares of its stock to FCX, bringing FCX's direct ownership in PT-FI to 81.3 percent at September 30, 1994.

4.   DEBT OFFERING
In April 1994, a wholly owned subsidiary of FCX sold publicly $120 million of 9 3/4% Senior Notes due 2001. The net proceeds were loaned to a joint venture in which PT-FI owns a minority interest. The joint venture was formed to purchase and manage certain infrastructure assets from PT-FI to be used in support of PT-FI's operations. The management agreement results in the joint venture being reported as a consolidated entity.

5.   INTEREST COSTS
Interest expense excludes capitalized interest of $8.5 million and $5.0 million in the third quarter of 1994 and 1993, respectively, and $21.3 million and $16.3 million in the first nine months of 1994 and 1993, respectively.

     PT-FI has an 8.3 percent interest rate exchange agreement entered into in 1991 on $78.6 million of financing at September 30, 1994, reducing $14.3 million annually through 1999. PT-FI entered into this agreement to manage exposure to interest rate changes on a portion of its floating-rate bank debt. Under this interest swap, PT-FI received an average interest rate of 4.0 percent and 3.4 percent during the first nine months of 1994 and 1993, respectively, based on the London Interbank Offering Rate (LIBOR), resulting in an additional interest cost of $.7 million and $1.2 million in the third quarter of 1994 and 1993, respectively, and $2.7 million and $3.6 million in the first nine months of 1994 and 1993, respectively. Based on market conditions at September 30, 1994, unwinding this interest swap would require an estimated $2.3 million.

6.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first nine months of 1994 and 1993 was 7.2 to 1 and 2.1 to 1, respectively. For this calculation, earnings are income from continuing operations before income taxes, minority interests, and fixed charges. Fixed charges are interest and that portion of rent deemed representative of interest.

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


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

RESULTS OF OPERATIONS

                                       Third Quarter         Nine Months
                                     -----------------     ---------------
                                       1994      1993       1994    1993 a
                                      ------    ------     ------   ------
                                  (In Millions, Except Per Share Amounts)

Revenues                              $313.4    $261.5     $861.0   $610.1
Operating income                        63.4      59.0      169.4     65.9 b
Net income (loss) applicable
to common stock                         13.5      19.2       36.7     (7.5)b,c
Net income (loss) per share              .07       .10        .18     (.04)b,c


a. Excludes Rio Tinto Minera, S.A. (RTM) results prior to its March 1993 acquisition.

b. Includes charges totaling $37.1 million ($20.5 million to net income or $.10 per share) for restructuring the administrative organization at Freeport-McMoRan Inc. (FTX), the parent company of Freeport-McMoRan Copper & Gold Inc. (FCX), and other related charges.

c. Includes a $9.9 million charge ($.05 per share) for the cumulative effect of changes in accounting principle.

      FCX's operations are primarily conducted through its majority owned subsidiaries, P.T. Freeport Indonesia Company (PT-FI) and RTM. Results for the 1994 periods benefited primarily from higher sales prices and volumes for copper and gold. A reconciliation of revenues between the periods is presented below (in millions):

                                                  Third           Nine
                                                 Quarter         Months
                                                 -------         ------
Revenues - 1993                                  $261.5          $610.1
Increases (decreases):
RTM revenues, net of eliminations                  16.4            92.0 *
PT-FI sales:
  Price realizations:
    Copper                                         25.4            54.3
    Gold                                            1.6            15.1
  Volumes:
    Copper                                          3.4            45.7
    Gold                                            8.0            49.7
  Treatment charges                                (1.5)          (12.8)
  Adjustments to prior period
  concentrate sales                                 3.0            10.3
  Other                                            (4.4)           (3.4)
                                                 ------          ------
Revenues - 1994                                  $313.4          $861.0
                                                 ======          ======

*    The 1993 period includes only six months of RTM revenues.

     Contributing to higher revenues were significantly higher copper prices and improved gold realizations. Additionally, copper and gold sales volumes increased due to higher production resulting from expanded mill throughput, partially offset by lower grades and recoveries when compared to 1993 levels. Although lower than the unusually high levels of the third quarter of 1993, third-quarter 1994 copper and gold grades were significantly higher than in the prior quarter. Copper grades are expected to be higher in the fourth quarter of 1994. Recovery rates for copper and gold vary depending on quality of the ore mined. Treatment charges increased primarily due to higher copper volumes and prices, as certain charges vary with the price of copper. Treatment charges, which are negotiated annually with our customers, are expected to decline significantly on a per pound basis in 1995 as a result of the overall tightness in the copper concentrates market currently being experienced. Adjustments to prior period concentrate sales for the current quarter and nine-month period resulted in positive adjustments primarily caused by favorable copper pricing adjustments, compared to the 1993 periods when falling copper prices resulted in negative adjustments.

PT-FI OPERATIONS                       Third Quarter          Nine Months
                                     ------------------    ------------------
                                      1994        1993      1994        1993
                                     -------    -------    -------    -------
Ore milled (metric tons per
day, MTPD)                            69,900     59,700     71,500     59,200
Copper grade (%)                        1.56       1.68       1.44       1.53
Gold grade (grams per MT)               1.37       1.51       1.28       1.21
Recovery rate (%)
  Copper                                83.5       87.9       83.6       87.2
  Gold                                  73.5       75.9       72.0       75.5
Copper (000s of recoverable pounds)
  Production                         178,300    172,400    499,800    456,500
  Sales                              169,400    165,600    493,900    443,700
  Average realized price a             $1.05       $.90      $1.02       $.91
Gold (recoverable ounces)
  Production                         200,700    194,900    557,200    458,600
  Sales                              194,200    172,900    580,900    440,400
  Average realized price             $381.89    $373.72    $380.21    $354.15

Gross profit per pound of copper (cents):
Average realized price a               105.0       90.0      101.8       90.8
                                       -----       ----      -----       ----
Production costs:
  Site production and delivery          54.9       44.6       58.5       49.2
  Gold and silver credits              (44.6)     (40.6)     (45.2)     (35.7)
  Treatment charges                     24.2       23.9       23.9       23.7
  Royalty on metals                      3.4        1.3        2.3        1.6
                                       -----       ----      -----       ----
    Cash production costs               37.9       29.2       39.5       38.8
  Depreciation and
  amortization                           8.0        8.7        8.1        8.7
                                       -----       ----      -----       ----
    Total production costs              45.9       37.9       47.6       47.5
                                       -----       ----      -----       ----
Revenue adjustments b                   (0.3)      (2.2)      (0.5)      (3.2)
                                       -----       ----      -----       ----
Gross profit per pound                  58.8       49.9       53.7       40.1
                                       =====       ====      =====       ====

a. Excluding amounts recognized under PT-FI's copper price protection program, realizations would have been $1.13 and $.80 for the third quarter of 1994 and 1993, respectively, and $1.04 and $.85 for the nine-month periods of 1994 and 1993, respectively.

b. Reflects adjustments for prior period concentrate sales and amortization of the cost of the price protection program.

     PT-FI's third-quarter mill throughput rate rose 17 percent compared with the 1993 period. Expansion activities continue toward a level of 115,000 MTPD to be reached during the second half of 1995. Mill throughput rates are expected to approximate third quarter levels for the near term, even though significant construction tie-in work is being performed. PT-FI site production and delivery costs totaled $93.0 million for the third quarter of 1994 compared with $73.8 million for the 1993 period. Unit costs increased
10.3 cents per pound due to lower grades and recoveries, higher jobsite administrative expenses, expansion related activities, and costs associated with initial privatization efforts. Unit site production and delivery costs are expected to fluctuate significantly in the quarters prior to completion of PT-FI's 115,000 MTPD expansion program because of anticipated variations in ore grade. Based on present expectations, PT-FI anticipates mining lower grade ore during the first half of 1995 which is estimated to have a relatively negative impact on its operating results. Operating results for PT-FI are expected to improve during the second half of 1995 when improved ore grades are projected and output volumes increase as the expansion is completed. Third-quarter 1994 per pound gold and silver credits increased 10 percent over the 1993 period primarily because of higher gold sales.

     As a result of 1993 reserve additions, PT-FI's 1994 depreciation rate decreased to 7.5 cents per pound compared with 8.3 cents for 1993.

     PT-FI has commitments from various parties to purchase virtually all of its estimated 1994 and 1995 production at market prices. The price that PT-FI ultimately receives for its concentrate is subject to the volatility of the commodity markets.

     In order to establish a minimum realization for its copper sales during the expansion period and to manage the impact of possible unfavorable changes in copper prices, PT-FI has entered into various hedging contracts. During 1993 and for the first half of 1994, these contracts established a minimum realization of $.90 per pound. PT-FI entered into forward contracts covering substantially all of its remaining 1994 copper sales resulting in an expected realization of $1.04 for the fourth quarter of 1994. Included in the fourth quarter expected realization is $27.3 million of cash already received from the settlement of related contracts originally designed to hedge fourth quarter sales. Net reductions to revenues under these programs totaled $15.5 million ($8.7 million to net income) in the third quarter of 1994 and $15.3 million ($8.6 million to net income) for the nine-month period of 1994. The comparable 1993 periods included net revenues of $15.3 million ($8.4 million to net income) and $27.3 million ($15.1 million to net income), respectively, recognized under the $.90 per pound program.

     PT-FI also implemented a price protection program, at a cost of $21.7 million, to cover anticipated copper sales for 1995. For the first half of 1995, PT-FI's program established a minimum average selling price of $.875 per pound, with full participation in any price increase above an average of approximately $.97 per pound. For the second half of 1995, PT-FI's program established a minimum average price of $.83 per pound, while allowing full benefit from prices above that amount. As of September 30, 1994, unwinding PT-FI's hedging position would require approximately $80 million. As conditions warrant, PT-FI may modify or extend its existing program.

RTM OPERATIONS                         Third Quarter           Nine Months
                                    ------------------       -----------------
                                      1994       1993          1994     1993 a
                                    -------    -------       -------   -------
Smelter operations:
  Concentrate treated (MT)          120,200    109,200       364,600   224,500
  Anode production (000s of
  pounds)                            86,400     97,000       261,900   199,600
  Cathode production (000s of
  pounds)                            79,200     77,400       233,300   153,700
Gold operations:
  Ore milled (MTPD)                  18,800     18,000        18,500    18,100
  Gold grade (grams per MT)            1.05       1.07          1.04      1.04
  Sales (recoverable ounces)         45,900     43,700       126,600    88,200
  Average realized price b          $368.62    $340.35       $364.06   $335.90

a.   RTM results are from March 30, 1993, the date of its acquisition.
b. Excluding hedging adjustments related to RTM's gold loans (9,200 ounces payable quarterly) and forward sales contracts, realizations would have been $380.17 and $373.06 for the third quarter of 1994 and 1993, respectively, and $377.74 and $365.16 for the nine-month periods of 1994 and 1993, respectively.

     For the third-quarter of 1994, RTM losses totaled $2.7 million while its operations were at breakeven for the nine-month 1994 period, compared with losses of $1.0 million for the third quarter of 1993 and $5.4 million for the period from acquisition to September 30, 1993. RTM has a hedging program for its gold sales that includes gold-denominated loans and forward contracts. Net reductions to revenues recognized under the gold hedging program totaled $.5 million and $1.4 million for the third quarter periods of 1994 and 1993, respectively, and $1.7 million and $2.6 million for the nine-month periods of 1994 and 1993, respectively. As of September 30, 1994, the unrecognized balance of the gold-denominated loans totaled $5.1 million.

     Higher operating rates at RTM's smelter resulted in increased concentrate treated during the 1994 quarter compared with the 1993 period. Cathode refinery operations also continued to maintain high operating rates. Higher third-quarter 1994 mill throughput and recoveries at RTM's gold operations, partially offset by lower grades, resulted in an increase in gold sales. Third-quarter 1994 RTM earnings were negatively impacted by a continuing decline in the value of the U.S. dollar and planned mining of lower grade ore at RTM's gossan mining operations. Based on current operating levels, a one peseta change in the exchange rate has an approximately $1 million impact on RTM's annual earnings and cash flow. RTM's 1995 results are expected to be negatively impacted by the significant decline in treatment charge rates discussed above and are subject to variations based on the relative value of the U.S. dollar and the Spanish peseta.

EXPLORATION AND OTHER FINANCIAL RESULTS
PT-FI continues its exploration activities within its original 24,700 acre Contract Of Work (COW) area (Block A), the adjacent 6.5 million acre COW area (Block B) and a 2.5 million acre area (Eastern Mining blocks). Delineation and exploratory drilling continues at the Big Gossan and Lembah Tembaga prospects, both within Block A. Development of the Big Gossan deposit is expected to begin by early 1995 at a total estimated cost of approximately $130 million. Exploration activities continue in other locations including the Wanagon prospect within Block A and the Wabu gold prospect in Block B. Exploratory drilling with three rigs is also continuing at Etna Bay located within the Eastern Mining acreage. PT-FI must progressively relinquish its rights to the COW area in amounts equal to 25 percent of the Block B acreage at the end of each of three specified periods, the first of which is scheduled to expire on December 30, 1994, and the last of which is set to expire in the next two to four years. Similarly, 75 percent of the Eastern Mining blocks must be relinquished over the next two to seven years. Exploration costs, currently budgeted at $42 million for 1994, including $4 million for RTM, totaled $29.5 million in the nine-month 1994 period compared with $25.0 million in the 1993 period.

     FCX's general and administrative expenses increased to $78.8 million in 1994 from $58.6 million for the nine months ended September 30, 1993 as a result of additional personnel and administrative efforts to manage the expanding operations, costs associated with arranging financing for the expansions at PT-FI and RTM, and the inclusion of RTM results for a full nine months in 1994. Also included in the 1993 period were charges of $6.3 million primarily consisting of a write-off of certain deferred charges. The nine-month 1994 period benefited from a $1.9 million reduction in the estimated cost of excess office space (originally estimated in the second quarter of 1993 as part of restructuring FTX's administrative organization).

     FCX's total interest cost (before capitalization) was reduced to $21.3 million for the nine-month 1994 period from $31.6 million in the 1993 period due to an overall reduction in debt levels due to the usage of net proceeds from the sales of preferred stock (Note 2) and conversions of FCX's zero coupon exchangeable notes (Note 3). Preferred stock dividends totaled $38.3 million in the nine-month 1994 period and $17.7 million in the 1993 period.

     PT-FI's COW provides a 35 percent corporate income tax rate for PT-FI and a 15 percent withholding tax on interest for debt incurred after the signing of the COW in December 1991 and on dividends paid to FCX by PT-FI. The additional withholding required on interest and dividends paid to FCX by PT-FI is included in the provision for income taxes and totaled $22.6 million for the nine-month 1994 period compared with $17.1 million for the 1993 period. PT-FI also recognizes a tax benefit for interest expense on loans from FCX, resulting in a consolidated tax benefit totaling $12.1 million and $9.1 million for the nine-month periods of 1994 and 1993, respectively. No income tax provision or benefit is recorded for RTM, which is subject to a separate tax jurisdiction (Spain), because it has significant net operating loss carryforwards and has not generated taxable income in recent years.

CAPITAL RESOURCES AND LIQUIDITY
Cash flow from operations increased to $162.9 million during the first nine months of 1994, compared with $64.1 million for the 1993 period, primarily reflecting higher income from operations. PT-FI has agreed upon the framework of a settlement with its insurers for a property and business interruption claim for the June 1993 ore pass cave-in. PT-FI anticipates receiving insurance proceeds in excess of $30 million late this year or early 1995.
Cash flow used in investing activities totaled $533.5 million during the first nine months of 1994, compared with $312.1 million for the 1993 period, reflecting an increase in capital expenditures for continuing expansion at PT-FI, the Enhanced Infrastructure Project (EIP) discussed below, and the smelter expansion at RTM. Cash flow provided by financing activities totaled $379.3 million compared with a use of $97.5 million during the 1993 period, reflecting a $137.5 million net increase from debt in 1994 compared with net repayments of $543.7 million in 1993. Dividend payments in 1994 rose by $29.9 million because of increased common shares outstanding and the issuance of additional preferred shares.

     Through 1995, PT-FI's capital expenditures are expected to exceed cash flow from its operations. Upon completion of the 115,000 MTPD expansion during the second half of 1995, PT-FI's annual production is expected to be approximately 1.1 billion pounds of copper and 1.5 million ounces of gold. Subsequently, capital expenditures will be determined by the results of exploration activities and ongoing capital maintenance programs. Remaining capital expenditures in 1994 and 1995 for the expansion to 115,000 MTPD, the initial phase of the EIP, and ongoing capital maintenance expenditures are expected to range from $450 million to $550 million. These expenditures will be funded by operating cash flow, sales of existing and to-be-constructed infrastructure assets and other financing sources. These sources include, but are not limited to, PT-FI's credit facility (which had availability of $275.0 million at October 21, 1994) and public and private issuances of securities. PT-FI's long-lived, low-cost reserve base provides it potential access to a broad range of sources of capital.

     The full EIP (currently expected to involve an aggregate cost of up to $500 million to $600 million to be completed in stages) includes commercial, residential, educational, retail, medical, recreational, environmental and other infrastructure facilities to be constructed during the next 20 years for PT-FI operations. The EIP is helping to develop and promote the growth of local and other third-party activities and enterprises in Irian Jaya through the creation of certain necessary support facilities. The initial phase of the EIP is under construction and is scheduled for completion in 1996. Additional expenditures for EIP assets beyond the initial phase depend on the long-term growth of PT-FI's operations and would be expected to be funded by third-party financing sources, which may include debt, equity or asset sales. As discussed below, certain portions of the EIP and other existing infrastructure assets have been or are expected to be sold in the near future to provide additional funds for the expansion to 115,000 MTPD.

     PT-FI has a joint venture agreement with P.T. ALatieF Nusakarya Corporation (ALatieF), an Indonesian investor, which provides for the sale of certain portions of the to-be-constructed infrastructure assets and certain existing assets by PT-FI to a joint venture or ventures (the ALatieF Joint Venture) owned one-third by PT-FI and two-thirds by ALatieF for total consideration of $270 million. The first group of assets were sold to the ALatieF Joint Venture in December 1993 for $90 million and the second group of assets was sold in August 1994 for $77 million. Another sale of at least $40 million is scheduled for the fourth quarter of 1994 and the remainder in 1995. FCX has guaranteed the $180 million of debt required to finance the sales to the ALatieF Joint Venture (Note 4), which is reported as a consolidated entity.

     PT-FI has also entered into Letters of Intent to sell the following: (i) existing and to-be-constructed power generation and transmission assets and certain other power-related assets; (ii) certain aircraft, airport and related operations; and (iii) certain construction equipment, port facilities and related marine, logistics and related assets to other joint ventures. The sales to these joint ventures are expected to generate approximately $330 million (net of PT-FI equity contributions), including approximately $200 million in the fourth quarter of 1994 and the remainder in 1995. These Letters of Intent are not binding and are subject to the execution of definitive agreements, financing, and certain approvals from the Indonesian Government.

     RTM's principal operations currently consist of a copper smelter with an annual capacity of 150,000 metric tons of metal. In June 1994, RTM signed a turnkey contract to expand its smelter to 270,000 metric tons of metal per year by early 1996. The contract requires payments in both German deutsche marks and Spanish pesetas, however RTM has hedging arrangements that fix the cost of the expansion program at approximately $215 million. Project financing of $290 million, which is nonrecourse to FCX, has been arranged and is expected to be closed during the fourth quarter of 1994, which will also provide funds for refinancing RTM's gold and silver loans and a portion of its working capital loans. The financing arrangement requires an additional net equity contribution of $30 million, which will be made by FCX. RTM's future cash flow is dependent on a number of variables including fluctuations in the exchange rate between the United States dollar and the Spanish peseta, future prices and sales volumes of gold, the production rates at the smelter during the expansion program and during anticipated major maintenance turnarounds, and the supply/demand for smelter capacity and its impact on related treatment and refining charges. PT-FI has a long-term contract with RTM to provide the smelter with a significant portion of its copper concentrate requirements.

     FCX recently announced that PT-FI and RTM have taken the lead role in developing the proposed 150,000 to 200,000 metric tons of metal per year copper smelter in Gresik, Indonesia. It is contemplated that PT-FI would provide concentrate to the Gresik smelter. Management is currently reviewing possible alternatives for financing the construction cost. The smelter could be operational as early as 1998.

     On October 5, 1994, the FCX Board of Directors declared a cash dividend of $.15 per share on FCX's Class A common stock and Class B common stock, payable November 1, 1994, to shareholders of record October 17, 1994. The declaration and amount of future dividends, if any, will depend upon appropriate action of the Board of Directors and economic and market factors which cannot be predicted.


                             --------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.



FREEPORT-McMoRan COPPER & GOLD INC.
                          PART II.  Other Information


Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a) The exhibits to this report are listed in the Exhibit Index appearing on Page E-1 hereof.

            (b) During the quarter for which this report is filed, the registrant filed one Current Report on Form 8-K, dated September 29, 1994 (reporting information under Item 5 and Item 7).




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


                              FREEPORT-McMoRan COPPER & GOLD INC.





                              By:       /s/ John T. Eads
                                   --------------------------------
                                           John T. Eads
                                   Controller - Financial Reporting



Date:  October 27, 1994



                      FREEPORT-McMoRan COPPER & GOLD INC.



                                 EXHIBIT INDEX
                                 -------------


                                                               Sequentially
                                                                 Numbered
Number                   Description                               Page
- - ------                   -----------                           ------------

4.1 Form of Certificate of Designations relating to the Silver-Denominated Preferred Stock of FCX.
          Incorporated by reference to Exhibit 4.4 to Form 8-A of FCX dated July 15, 1994.

27.1      Freeport-McMoRan Copper & Gold Inc. Financial Data
          Schedule

                      FREEPORT-McMoRan COPPER & GOLD INC.