Form 10-K405
FREEPORT MCMORAN COPPER & GOLD INC
filed 1995-03-23
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

                         Commission file number 1-9916

                      FREEPORT-McMoRan COPPER & GOLD INC.

Organized in Delaware           I.R.S. Employer Identification No.  74-2480931
             First Interstate Bank Building, One East First Street,
                      Suite 1600, Reno, Nevada 89501

Registrant's telephone number, including area code:  (702) 688-3000

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
            Title of Each Class                            on Which Registered
            -------------------                            ------------------

Class A Common Stock Par Value $0.10 per Share         New York Stock Exchange
                                                        and Australian Stock
                                                        Exchange
Depositary Shares Representing 2-16/17 shares of       New York Stock Exchange
   Special Preference Stock Par Value $0.10 per Share
Depositary Shares Representing 0.05 shares of Step-Up  New York Stock Exchange
   Convertible Preferred Stock Par Value $0.10 per Share
Depositary Shares Representing 0.05 shares of Gold-    New York Stock Exchange
   Denominated Preferred Stock Par Value $0.10 per Share
Depositary Shares, Series II, Representing 0.05 shares New York Stock Exchange of Gold-Denominated Preferred Stock, Series II,
   Par Value $0.10 per Share
Depositary Shares Initially Representing 0.025 shares New York Stock Exchange of Silver-Denominated Preferred Stock Par Value
   $0.10 per Share
9-3/4% Senior Notes Due 2001 of P.T. ALatieF Freeport  New York Stock Exchange
   Finance Company B.V. guaranteed by the registrant

     Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,352,817,000 on March 10, 1995.

On March 10, 1995, there were issued and outstanding 65,972,568 shares of Class A Common Stock, par value $0.10 per share, of which 1,859,660 shares were held by the registrant's parent, Freeport-McMoRan Inc., and 139,980,763 shares of Class B Common Stock, par value $0.10 per share, all of which were held by Freeport-McMoRan Inc.

                         Documents Incorporated by Reference


Portions of the registrant's Annual Report to stockholders for the year ended December 31, 1994 (Parts I, II and IV) and portions of the Proxy Statement dated March 23, 1995, submitted to the registrant's stockholders in connec-tion with its 1995 Annual Meeting to be held on May 4, 1995 (Part III).



                             TABLE OF CONTENTS
                                                                         Page

Part I................................................................     1
  Items 1 and 2. Business and Properties..............................     1
    Introduction......................................................     1
    P.T. Freeport Indonesia Company...................................     2
    Contract of Work..................................................     3
    Ore Reserves......................................................     4
    Mining Operations.................................................     5
    Exploration.......................................................     5
    Milling and Production............................................     7
    Transportation and Other Infrastructure...........................     8
    Marketing.........................................................    10
    Republic of Indonesia.............................................    10
    Rio Tinto Minera, S.A.............................................    11
    P.T. Irja Eastern Minerals Corporation............................    11
    Research and Development..........................................    12
    Environmental Matters.............................................    12
    Employees.........................................................    13
    Competition.......................................................    13
  Item 3.  Legal Proceedings..........................................    14
  Item 4.  Submission of Matters to a Vote of Security Holders........    14
  Executive Officers of the Registrant................................    14

Part II...............................................................    15
  Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters.....................................    15
  Item 6.  Selected Financial Data....................................    15
  Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    16
  Item 8.  Financial Statements and Supplementary Data................    16
  Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.....................    16

Part III..............................................................    16
  Items 10, 11, 12, and 13.  Directors and Executive Officers of
              the Registrant, Executive Compensation, Security
              Ownership of Certain Beneficial Owners and
              Management, and Certain Relationships and Related
              Transactions............................................    16

Part IV...............................................................    16
  Item 14.  Exhibits, Financial Statement Schedules and
              Reports on Form 8-K.....................................    16

Signatures............................................................    17

Index to Financial Statements.........................................    F-1

Report of Independent Public Accountants..............................    F-1

Exhibit Index.........................................................    E-1



                              PART I

Items 1 and 2.  Business and Properties.
---------------------------------------
                           INTRODUCTION


      Freeport-McMoRan Copper & Gold Inc., a Delaware corporation formed in 1987 ("FCX"), is a subsidiary of Freeport-McMoRan Inc. ("FTX"*). FCX's principal operating subsidiary is P.T. Freeport Indonesia Company ("PT-FI"), a limited liability company organized under the laws of the Republic of Indonesia and domesticated in Delaware. PT-FI engages in the exploration for and development, mining, and processing of copper, gold and silver in Indonesia and in the marketing of concentrates containing such metals worldwide. FCX believes that PT-FI has one of the lowest cost copper producing operations in the world, taking into account customary credits for related gold and silver production. At March 10, 1995, FTX owned approximately 68.9% of FCX's common stock, and FCX owned 81.28% of the outstanding common stock of PT-FI. Of the remaining 18.72% of the outstanding PT-FI common stock, 9.36% is owned by the Government of the Republic of Indonesia (the "Government") and 9.36% is owned by an Indonesian limited liability company, P.T. Indocopper Investama Corporation ("PT-II"), in which FCX owns a 49% interest. In 1993 FCX acquired the Spanish company Rio Tinto Minera, S.A. ("RTM") which is principally engaged in the smelting and refining of copper concentrates in Spain through wholly owned subsidiaries. RTM provides an additional market for a portion of PT-FI's copper concentrates. FCX's wholly owned subsidiary, Eastern Mining Company, Inc. ("EMI"), owns 80% of the outstanding common stock of P.T. Irja Eastern Minerals Corporation ("Eastern Mining"), an Indonesian limited liability company, which signed a Contract of Work (the "Eastern Mining COW") with the Government in August 1994 covering approximately 2.5 million acres in Indonesia. PT-II owns 10% of the outstanding common stock of Eastern Mining, and P.T. Setdco Ganesha, an Indonesian limited liability company, owns the remaining 10% of the outstanding common stock.

      In May 1994, FTX announced a plan to separate its two principal businesses, metals and agricultural minerals, into two independent financial and operating entities. To accomplish this plan, FTX will effect a pro rata distribution (the "Distribution") to its common stockholders of all of the Class B common stock of FCX which it owns at the time of the Distribution on a tax-free basis. As a result of the Distribution, FTX will no longer own any interest in FCX. The Distribution is contingent on a number of factors, including the recapitalization of FCX and FTX. In order for FTX to make the Distribution on a tax-free basis, the FCX stockholders recently approved

-----------------
      *The term "FTX", as used in this report, means Freeport-McMoRan Inc., its divisions, and its direct and indirect subsidiaries and affiliates other than FCX, or any one or more of them, unless the context requires Freeport-McMoRan Inc. only.


certain changes to FCX's capital structure and the voting rights of its common stock and preferred stock. Prior to the Distribution, the voting rights of FCX stockholders will be amended so that holders of Class B common stock elect 80% of the FCX directors and holders of Class A common stock and holders of preferred stock elect the balance. The Distribution is expected to occur by June 30, 1995.

      In March 1995, FCX, FTX, The RTZ Corporation PLC ("RTZ") and RTZ America Inc. ("RTZ America") signed letters of intent to establish a strategic alliance. Pursuant to the proposed transactions, RTZ America will acquire from FTX approximately 21.5 million shares of FCX Class A common stock (approximately 10.4% of the outstanding common stock of FCX). RTZ America also will receive an option to acquire from FTX approximately 3.5 million shares of FCX Class A common stock. In connection with FTX's recapitalization, if requested by FTX, RTZ America will make a cash tender offer for certain of FTX's convertible debt, and convert any such debt to FTX common stock. If RTZ America acquires such convertible debt and exercises its option, after completion of the Distribution, RTZ America will own over 18% of the outstanding common stock of FCX. However, as the total number of shares of FCX will not change as a result of these transactions, RTZ America's acquisition of FCX common stock from FTX will not result in any dilution to the current holders of FCX Class A common stock. The transactions with RTZ America will enable FTX to complete its recapitalization and the Distribution.

      In addition to RTZ America's acquisition of FCX stock, FCX, PT-FI and Eastern Mining will enter into joint venture arrangements with subsidiaries of RTZ pursuant to which RTZ's subsidiaries intend to invest up to $850 million on exploration and development projects on lands controlled by PT-FI and Eastern Mining. These transactions are further described below under "Contract of Work." RTZ also will acquire 25% of RTM's Spanish smelter operations, and a 25% interest in RTM's Spanish mineral exploration program. All of the transactions with RTZ and RTZ America are subject to, among other things, certain regulatory approvals. The transactions are expected to be completed by June 30, 1995.

      In January 1994, FCX redeemed its Zero Coupon Exchangeable Notes due 2011 (the "Zero Coupon Notes"). Of the $118.6 million principal amount of Zero Coupon Notes outstanding at the initiation of the call for redemption, $118.3 million principal amount was converted into an aggregate of 6.7 million shares of FCX's Class A common stock prior to the redemption of the Zero Coupon Notes. The balance was redeemed for cash. Also in January 1994, FCX sold 4.3 million depositary shares, each representing 0.05 shares of its Gold-Denominated Preferred Stock, Series II to the public for net proceeds of $158.5 million. In April 1994, P. T. ALatieF Freeport Finance Company B.V., a wholly owned subsidiary of FCX, completed a public offering of $120 million of 9-3/4% Senior Notes Due 2001, for net proceeds of $116.3 million. In July 1994, FCX sold 4.8 million depositary shares, each initially representing
0.025 shares of its Silver-Denominated Preferred Stock, to the public for net proceeds of $94.5 million.


                 P.T. FREEPORT INDONESIA COMPANY

      PT-FI's operations are located in the rugged highlands of the Sudirman Mountain Range in the province of Irian Jaya, Indonesia, located on the western half of the island of New Guinea. Over the last 26 years, PT-FI has met an extraordinary combination of engineering and construction challenges to develop its mining and milling complex and supporting infrastructure in one of the least explored areas in the world. PT-FI's largest mine, Grasberg, discovered in 1988, contains the largest single gold reserve and one of the three largest open-pit copper reserves of any mine in the world. In order to develop the Grasberg deposit, PT-FI undertook an expansion program in stages, initially from 20,000 metric tons of ore per day ("MTPD") to 57,000 MTPD.
Expansion from 57,000 MTPD to 66,000 MTPD was completed in 1993 ahead of schedule and within budget. PT-FI is currently expanding its production capacity from 66,000 MTPD to 115,000 MTPD, which is expected to be completed during the second half of 1995 and to almost double annual production to approximately 1.1 billion pounds of copper and approximately 1.5 million ounces of gold from the 1993 levels of 658 million pounds of copper and 787 thousand ounces of gold, respectively.

                              CONTRACT OF WORK


     In 1967, PT-FI's predecessor, Freeport Indonesia, Incorporated, a Delaware corporation ("FII"), and the Government entered into a Contract of Work (the "1967 COW"), pursuant to which FII operated as the Government's sole contractor for the production and marketing of certain minerals from a 24,700 acre area (the "1967 Mining Area") from 1967 until the end of 1991. On December 30, 1991, FII was merged into PT-FI in Delaware, and PT-FI and the Government signed a new Contract of Work (the "New COW"), which superseded the 1967 COW and has a 30-year term, with provisions for two 10-year extensions under certain conditions.

      The New COW covers both the 1967 Mining Area and a contiguous 6.5 million acre exploration area (the "New COW Area"). Pursuant to a provision in the New COW, PT-FI must progressively relinquish its rights to the nonprospective parts of the New COW Area in amounts equal to 25% of the 6.5 million acres at the end of each of three specified periods. PT-FI relinquished approximately 1.7 million acres in December 1994. In light of these relinquishment provisions, PT-FI has implemented an active exploration program with a focus on both what it believes to be the most promising exploration opportunities in the New COW Area as well as identification of areas which appear to hold the least promise. The next relinquishment will occur at the end of 1995, unless extended by the Government.

      The New COW also contains provisions for PT-FI to conduct or cause to be conducted a feasibility study relating to the construction of a copper smelting facility in Indonesia and for the eventual construction of such a facility by PT-FI, if such facility is deemed to be economically viable by PT-FI and the Government. In January 1995, FCX announced that it would form a joint venture with Mitsubishi Materials Corporation and Fluor Daniel Wright Ltd. to build, own and operate a copper smelter/refinery in Gresik, East Java, Indonesia. This project remains subject to the execution of definitive agreements among the joint venture participants, the confirmation of the feasibility of the project, financing and certain Government approvals. For further information with respect to the proposed smelter/refinery project, reference is made to Note 10 to the financial statements of FCX referred to on page F-1 hereof (the "FCX Financial Statements").

      Pursuant to the proposed transactions with RTZ, subsidiaries of RTZ will acquire a 40% beneficial interest in the Eastern Mining COW and a portion of the New COW covering the New COW Area. In addition, a subsidiary of RTZ will acquire a 40% beneficial interest in future expansion projects in the 1967 Mining Area.

      Under joint venture arrangements, RTZ and FCX will establish an Exploration Committee to approve exploration expenditures, and subsidiaries of RTZ will pay for all further exploration approved by the committee until RTZ has paid an aggregate of $100 million. The parties will pay, ratably in proportion to their ownership, additional exploration costs and the costs to develop projects mutually agreed upon in the New COW Area and the Eastern Mining COW Area.

      For further expansion projects in the 1967 mining Area, subsidiaries of RTZ will provide up to a maximum of $750 million for 100% of defined costs to develop such projects. RTZ will receive 100% of incremental cash flow attributed to the expansion projects until it has received an amount equal to the funds it had provided plus interest based on RTZ's costs of borrowing. Subsequently, the parties will share incremental cash flow ratably in proportion to their ownership. Future expansion projects in the 1967 Mining Area will exclude any interest in future production equivalent to FCX's expanded 115,000 MTPD milling operations.

                                ORE RESERVES


     Based upon published reports, FCX believes that PT-FI's Grasberg deposit contains the largest single gold reserve and one of the three largest open-pit copper reserves of any mine in the world. Proved and probable ore reserves at December 31, 1994 were 1,125.6 million tons** of ore at an average grade of 1.30% copper, 1.42 grams of gold per ton and 4.06 grams of silver per ton compared with 1,074.1 million tons of ore with an average grade of 1.31% copper, 1.47 grams of gold per ton and 4.04 grams of silver per ton at December 31, 1993. Primarily as a result of the drilling operations at the Grasberg mine (see "Mines in Production" below), PT-FI's proved and probable copper and gold reserves as of December 31, 1994 have increased, net of
production,  since  December   31,  1989  by  approximately   237%  and  389%,
respectively, and from year-end 1993 by 4.5% and 1.3%, respectively.

      This increase in proved and probable reserves, net of production, is largely the result of a drilling program that includes data obtained from the surface down to approximately the 3,060 meter elevation at the Grasberg ore body. PT-FI's proved and probable reserves at Grasberg do not include reserves below the 3,060 meter level. PT-FI has begun driving an adit (the "Amole adit") from the mill site to a point below the currently delineated Grasberg ore body at the 2,900 meter level. The Amole adit, expected to be completed in 1996, will facilitate further deep exploration to delineate the extent of the Grasberg deposit below the 3,060 meter level. Preliminary drilling from the existing 3,700 meter adit indicates significant additional mineralization below the existing proved and probable reserves. There can be no assurance, however, that PT-FI's exploration programs will result in the delineation of additional reserves in commercial quantities. For further information with respect to the copper, gold and silver content of proved and probable ore reserves of PT-FI, reference is made to Note 12 to the FCX Financial Statements.

-------------------

     **As used herein, "ton" refers to a metric ton, which is equivalent to 2,204.62 pounds on a dry weight basis.


                        MINING OPERATIONS

Mines in Production

      PT-FI currently has two mines in operation: the Grasberg and the Intermediate Ore Zone (the "IOZ"), both within the 1967 Mining Area. Open pit mining of the Grasberg ore body commenced in January 1990. In 1994 Grasberg mine output totaled approximately 27.2 million tons of ore, providing approximately 95% of total PT-FI ore production. The IOZ is an underground block cave operation which came into production in the first half of 1994. The production level is at the 3550 meter elevation, which is 150 meters below the Ertsberg East deposit, which was depleted in the second half of 1994. In 1994 mine output from the IOZ totaled approximately 0.7 million tons of ore.

Mines in Development

      Three other significant ore bodies are currently at various stages of mine development. All are carried as proved and probable reserves, and are intended to augment or replace other underground production areas as they become depleted. These deposits include the Deep Ore Zone ("DOZ"), the DOM (from the Dutch word meaning "cathedral") and the Big Gossan.

      The DOZ ore body lies within the 1967 Mining Area, vertically below the IOZ. This underground mine was originally developed for mining using a variety of stoping methods and is currently capable of production. Initial production from the DOZ ore body commenced in 1989 but was suspended in favor of production from the Grasberg. Production by the block cave mining method is anticipated to begin after depletion of the overlying IOZ reserve, sometime after 1998.

      The DOM ore body's production level is 380 meters above and approximately 1,200 meters southeast of the now depleted Ertsberg East mining operation. The DOM ore body was developed as an underground mine, employing the block cave mining method. Pre-production development was completed just as the Grasberg began production from the open pit in 1990. All maintenance, warehouse and service facilities are in place. Like the DOZ ore body, production at the DOM ore body was deferred as a result of the increasing reserves and production capabilities of the Grasberg.

      The Big Gossan ore body lies approximately 1,000 meters southwest of the original Ertsberg deposit/pit and within the 1967 Mining Area. Initial underground development of the ore body began in 1993 when tunnels were driven from the mill area, into the ore zone at approximately the 2900 meter elevation. A variety of stoping methods will be used to mine the deposit, with production expected by 1998.


                                EXPLORATION

     In addition to continued delineation of the Grasberg deposit and other deposits discussed under "Mining Operations" above, PT-FI is continuing its ongoing exploration program for copper and gold mineralization within the 1967 Mining Area. Three anomalous zones in the vicinity of PT-FI's current mining activities are under investigation. The Big Gossan and Wanagon mineralizations are located west of the Erstberg open pit, southwest of the Grasberg ore body and anchor the ends of a clearly defined mineralized structure trending roughly east-west for 4.5 kilometers. The Big Gossan mineralization, as drilled to date, extends approximately 1,100 meters westward from just east of the intersection of the Amole adit. The Amole adit is being driven at the 2,900 meter level for approximately 4 kilometers from the mill to the deep levels of the Grasberg deposit, providing a platform from which to explore deeper mineral potential in a significant portion of the 1967 Mining Area. The Lembah Tembaga prospect described below is located approximately one kilometer southwest of the Grasberg deposit.

      At the Big Gossan mineralization, nearly 200 holes have been drilled from the Amole adit and from an exploration drift being driven in a westwardly direction parallel to the Big Gossan structure. This drilling resulted in the inclusion of 31.8 million tons of ore at an average grade of 2.5% copper and
0.7 grams of gold per ton to PT-FI's total proved and probable reserves at December 31, 1994.

      During the first quarter of 1993, PT-FI initiated helicopter-supported surface drilling of the Wanagon gold/silver/copper prospect. Seven holes were drilled during 1993 at Wanagon, located approximately 2 kilometers northwest of Big Gossan and approximately 3 kilometers southwest of Grasberg. Significant copper values have been encountered below the 2,900 meter elevation. Additional holes were drilled during 1994 to explore the area near the surface for gold potential. Evaluation of this prospect and similar potential mineral sites along the Big Gossan-Wanagon structure will be undertaken as the Big Gossan exploration drift is extended west toward the Wanagan prospect.

      PT-FI has intercepted porphyry copper mineralization in several holes at its Lembah Tembaga prospect. The holes were drilled from the surface and intersected copper mineralization at considerable depth below the surface. Three rigs are currently drilling at Lembah Tembaga to further evaluate the prospect. Target evaluation in other parts of the 1967 Mining Area is also continuing.

      Preliminary exploration of the New COW Area has indicated many promising targets. Extensive stream sediment sampling within the new acreage has generated analytical results which are being evaluated. This sampling program, when coupled with regional mapping completed on the ground and from aerial photographs and air-magnetometer surveys, has led to the outlining of over 70 exploration targets. Detailed follow-up exploration of these anomalies by additional mapping and sampling and through the use of both aerial and ground magnetic surveys is now in progress. Systematic drilling of these targets has already commenced with mineralization being discovered at several prospects. Additional drilling is required to determine if any of these are commercially viable.

      PT-FI has focused its initial drilling in the New COW Area in an area 35 kilometers north of Grasberg, an area called the Hitalipa District, that displays anomalous geochemical and magnetic characteristics. Although this area requires additional exploratory drilling, initial results indicate a large mineralized district that covers three times the aerial extent or approximately 75,000 acres when compared to the original 24,700-acre Ertsberg District that contained the Ertsberg, Grasberg, Ertsberg East, IOZ, DOZ, Big Gossan and DOM ore bodies. The discovery of widespread igneous activity, including volcanic rocks, in the Hitalipa District indicates the potential for Grasberg-type stockwork and porphyry deposits as well as skarn-type copper/gold/silver deposits similar to the ore bodies of the Ertsberg District. Because of its size and number of geologic leads, the Hitalipa District is likely to be explored for many years. PT-FI has also initiated drilling programs on other prospects. Drilling results are being interpreted, and no assurance can be given that any of these new areas contain commercially exploitable mineral deposits.

      Site specific work within the Hitalipa District continues where the drilling of over 100 holes at the Wabu prospect has been completed. Within a 200 acre area at the Wabu prospect, drilling has indicated a potential resource of between 700,000 and 1.7 million ounces of gold. The variation is dependent upon a 25 to 50 meter radius area of influence around the drill holes, respectively. This area is open to the east and west and also at depth. Further drilling will be required to determine the extent and commercial potential of this resource. PT-FI has initiated drilling programs on other prospects within the Hitalipa District, and drilling results are being interpreted.

      PT-FI's exploration expenditures were $27.7 million in 1994, compared to $31.7 million in 1993.

                      MILLING AND PRODUCTION

Milling

     Most of the ore from PT-FI's mines moves by a conveyor system to an ore pass through which it drops to the mill site. At the mill site, which is located approximately 2,900 meters above sea level, the ore is crushed and ground. The powdered ore is then mixed in tanks with chemical reagents and continuously agitated with air. At this stage the copper-bearing concentrate rises to the top of the tanks from which it is removed and thickened. The product leaves the mill site as a thickened concentrate slurry, consisting of approximately 65% solids by weight. During 1994, the recovery rates for the milling facilities averaged 83.7% of the copper content, 72.8% of the gold content and 64.7% of the silver content of the ore processed, compared to 87.0%, 76.2% and 67.2%, respectively, during 1993.

Production

     In 1994 PT-FI achieved record copper production of 710.3 million recoverable pounds, approximately 8% more than in 1993. Gold production was 784,000 recoverable ounces, approximately the same as 1993. For a summary of PT-FI's production, sales and average product realizations for 1994 and the previous four years, reference is made to "Selected Financial and Operating Data" appearing on page 16 of FCX's 1994 Annual Report to stockholders, which is incorporated herein by reference.

      In 1993 PT-FI completed, within budget and ahead of schedule, the expansion of its production facilities, increasing its mining and milling capacity from 57,000 MTPD to 66,000 MTPD. Average mill throughput was 72,500 MTPD in 1994, compared to 62,300 MTPD in 1993. PT-FI is currently expanding its overall mining and milling rate to 115,000 MTPD, which is expected to be completed during the second half of 1995. Once the expansion is complete, PT-FI expects annual production of 1.1 billion pounds of copper, 1.5 million ounces of gold and 2.4 million ounces of silver.


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

Other Infrastructure

     The location of PT-FI's operations in a remote and undeveloped area requires that such operations be virtually self-sufficient. The facilities, in addition to those described above, include an airport, a heliport, a 119 kilometer road with bridges and tunnels, an aerial service tramway to transport personnel, equipment and supplies to the mines, a hospital and two town sites with schools, housing and other required facilities sufficient to support approximately 14,000 persons, including approximately 360 who are located at the port-site.

      In conjunction with the expansion of ore throughput to 115,000 MTPD, the first phase of the Enhanced Infrastructure Project ("EIP") is being implemented. The EIP is a long term program created (1) to provide certain infrastructure facilities needed for PT-FI's operations, (2) to enhance the quality of conditions for PT-FI's employees and (3) to develop and promote the growth of local and other third party activities and enterprises in Irian Jaya through the construction of certain required physical support facilities. The full EIP includes plans for various commercial, residential, educational, retail, medical, recreational, environmental and other infrastructure facilities to be constructed during the next ten to twenty years. Depending on the long-term growth of PT-FI's operations, the total cost of the EIP could range between $500 million and $600 million. The first phase of the EIP is needed to support the 115,000 MTPD expansion. FCX anticipates that the first phase, which includes various residential, community and commercial facilities, increases in electric generating capacity and an extension of the principal road which will enable vehicle traffic to travel all the way to the port-site, will be completed by mid-1996.

      Pursuant to a joint venture agreement which PT-FI entered into with P.T. ALatieF Nusakarya Corporation ("ALatieF"), an Indonesian investor, in 1993, PT-FI has sold approximately $195 million of existing infrastructure assets, of which approximately $105 million of assets were sold in 1994, to P.T. ALatieF Freeport Infrastructure Corporation ("AFIC") and to P.T. ALatieF Freeport Hotel Corporation ("AFHC"). AFIC and AFHC are each owned one-third by PT-FI and two-thirds by ALatieF. AFIC is expected to purchase an additional $75 million of infrastructure assets during 1995 subject to certain Government approvals. The funding for the AFIC and AFHC purchases is provided by equity contributions from the shareholders ($90 million) and debt financing ($180 million). Debt financing has been secured by a $60 million bank loan, guaranteed by PT-FI, and a $120 million bond issue, guaranteed by FCX, completed during the second quarter of 1994. See "Introduction" above. The acquired assets will be made available to PT-FI and its employees and designees under arrangements which will provide ALatieF with a guaranteed minimum rate of return on its investment.

      In December 1993, PT-FI announced the execution of a Letter of Intent with Duke Energy Corp. ("DE") and PowerLink Corporation ("PL"), pursuant to which PT-FI would sell its existing and to be constructed power generation and transmission assets and certain other power-related assets to a joint venture company. In December 1994, P.T. Puncakjaya Power ("PJP"), an Indonesian limited liability company, was formed, whose ownership consists of DE (30%), PL (30%), PT-FI (30%) and P.T. Austindo Nusantara Jaya ("ANJ"), an Indonesian limited liability company, (10%). The first sale, representing the majority of the existing assets, was completed in December 1994, for a price of $100 million. The final two sales are expected to occur during 1995. The total value of these transactions is estimated at $215 million. Pursuant to these transactions, PJP will own these assets and be responsible for providing the electrical power services required by PT-FI at its mining, milling and support operations in Irian Jaya, Indonesia, including the power services required for the expansion of ore throughput to 115,000 MTPD. These transactions will provide DE, PL and ANJ with a guaranteed minimum rate of return on their investments.

      PT-FI has also entered into two separate letters of intent with respect to the sale to joint ventures of certain construction equipment, certain port facilities and related marine, logistics and related assets (the "Port Joint Venture") and certain aircraft, airport and related operations (the "Airport Joint Venture"). The Port Joint Venture is expected to be owned by P & O Australia Ltd. and ALatieF. PT-FI would not have an equity interest in the Port Joint Venture. PT-FI would enter into one or more agreements with the Port Joint Venture for use of the transferred assets. It is expected that the purchase price of the assets transferred to the Port Joint Venture will not exceed $100 million. PT-FI would have a 25% equity interest in the Airport Joint Venture, with certain Indonesian investors owning the remainder. PT-FI would enter into one or more agreements with the Airport Joint Venture for air transport services for both passengers and cargo. It is expected that the purchase price of the assets transferred to the Airport Joint Venture will be approximately $45 million.

      The foregoing letters of intent are not binding and are subject to the execution of definitive agreements, financing, and certain Government approvals. No assurance can be given that any of these transactions will be consummated.


                                  MARKETING

      PT-FI's copper concentrates, which contain significant gold and silver components, are sold primarily under long-term, U.S. dollar-denominated contracts, pursuant to which the selling price is based on world metals prices, generally the London Metal Exchange ("LME") settlement prices for Grade A copper metal, less certain allowances. PT-FI supplies copper concentrates to Asian, European and North American smelters and international trading companies under long-term sales agreements and pursuant to "spot" sales contracts. Substantially all of PT-FI's 1994 production of copper concentrates was sold under prior commitments with the balance sold in the spot market. PT-FI has commitments from various parties to purchase virtually all of its estimated 1995 production of copper concentrates. For further information with respect to sales of concentrates, reference is made to Note 8 to the FCX Financial Statements.

      For average realizations per recoverable pound of copper, reference is made to "Selected Financial and Operating Data" on page 16 of FCX's 1994 Annual Report to stockholders, which is incorporated herein by reference. For information with respect to PT-FI's price protection program, reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 14 and 17 through 20, of FCX's 1994 Annual Report to stockholders, which is incorporated herein by reference.


                      REPUBLIC OF INDONESIA

     The economy of Indonesia is based on export commodity agriculture, the extraction of petroleum, natural gas and other mineral resources, wholesale and retail trade and, to an increasing extent, manufacturing. Indonesia has a presidential republic system of government. President Suharto assumed power in 1966 following an attempted communist coup and has been in power since then. The Government has maintained a high degree of stability for the past 27 years. President Suharto was re-elected in March 1993 to serve a sixth consecutive five-year term.

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

                          RIO TINTO MINERA, S.A.

      In 1993 FCX acquired RTM, which is principally engaged in the smelting and refining of copper concentrates in Spain through wholly owned subsidiaries. RTM is expanding its smelter production capacity to approximately 270,000 tons of metal per year by early 1996, which will enable RTM's operations to achieve significant unit cost efficiencies and is expected to bring RTM's cash costs into the smelter industry's lowest quartile worldwide. During 1994, PT-FI supplied RTM with approximately 173,000 tons of copper concentrate and is expected to supply approximately 150,000 tons in 1995, providing for approximately 38% and 30%, respectively, of RTM's requirements in those years. Beginning in 1996, PT-FI is expected to provide the RTM smelter with approximately one-half of its copper concentrate requirements. For further information concerning RTM, reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 14 and 17 through 20 of FCX's 1994 Annual Report to stockholders, which is incorporated herein by reference.


                 P.T. IRJA EASTERN MINERALS CORPORATION

      FCX owns 84.9% of Eastern Mining, which entered into the Eastern Mining COW with the Government in August 1994 covering 2.5 million acres adjacent to the New COW Area in Irian Jaya, Indonesia. The Eastern Mining COW provides for a 30-year term and for two 10-year extensions under certain circumstances. Reconnaissance activity, including air-magnetometer analysis has indicated a number of interesting magnetic anomalies, one of which is located near sea level in an area known as Etna Bay. It is believed that this expansive magnetic anomaly indicates igneous material intruding sedimentary rocks and appears to be on trend with and contains geologic characteristics similar to those exhibited in the 1967 Mining Area. FCX is currently drilling with three rigs at its Etna Bay prospect areas. Eastern Mining's exploration expenditures totaled $8.3 million in 1994.


                         RESEARCH AND DEVELOPMENT

     In 1993 FTX contracted with Crescent Technology, Inc. ("Crescent") to furnish engineering consulting, research and development, environmental and safety services to FTX. Crescent maintains engineering consulting, analytical laboratory and mine development groups in New Orleans, Louisiana, which provide engineering consulting, environmental services and design and construction supervision activities required to implement new ventures and apply improvements to existing operations of PT-FI and RTM.


                          ENVIRONMENTAL MATTERS

      FTX and its affiliates, including FCX, have a history of commitment to environmental responsibility. Since the 1940s, long before the general public recognized the importance of maintaining environmental quality, FTX has conducted, and continues to conduct, preoperational, bioassay, marine ecological and other environmental surveys to determine the environmental compatibility of its operations. FTX's Environmental Policy commits its operations to full compliance with applicable laws and regulations. FTX has contracted with Crescent whose environmental specialists develop and implement environmental programs that include the activities of PT-FI and RTM.

      FCX believes that it is in compliance with Indonesian environmental laws, rules and regulations. PT-FI had a team of environmental scientists from a leading Indonesian scientific institution conduct a study to update its 1984 Environmental Evaluation Study, with particular focus on its 66,000 MTPD expansion program, and which addressed the anticipated effect of PT-FI's expansion to 66,000 MTPD on the environment within the study area including water quality, aquatic and terrestrial biology, hydrology, geomorphology, oceanography, sociology and economics. The study was submitted to the Government, and a formal hearing was held on the document. The Government then requested PT-FI to update the document to include future expansion plans. An additional environmental evaluation study was submitted in late 1993 with respect to the proposed expansion of production to 115,000 MTPD, and it was approved in February 1994. In February 1995 the Government approved PT-FI's Environmental Management Plan (RKL) and Environmental Monitoring Plan (RPL). These plans addressed all PT-FI environmental programs, including sustainable development, reaffirming its long-term commitment to manage its operations in an environmentally responsible manner.

      RTM's smelter production capacity expansion  costs include approximately
$18  million for  environmental optimization.    Subsequent to  expansion, FCX
believes RTM's facilities will be in compliance with all standards in Spain.

      PT-FI and RTM, through FTX, maintain insurance coverage in amounts deemed prudent for certain types of damages associated with environmental liabilities which arise from sudden, unexpected and unforeseen events.

      FCX has made, and continues to make, expenditures at its operations for protection of the environment. On the basis of an analysis of its operations in relation to current and anticipated environmental requirements, FCX does not anticipate that these investments will have a significant adverse impact on its future operations, liquidity, capital resources or financial position.

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

      FCX, PT-FI and FTX are parties to a Management Services Agreement (the "Management Agreement") pursuant to which FTX furnishes general executive, administrative, financial, accounting, legal, environmental, tax, research and development, sales and certain other services to FCX and PT-FI. The term of the Management Agreement is unlimited, subject to termination by any of the parties on December 31 of any year and subject to at least six months prior written notice. FCX and PT-FI reimburse FTX monthly at FTX's cost, including allocated overhead, for such services. For further information with respect to the Management Agreement, including costs reimbursed to FTX, and the effect of the Distribution, reference is made to Note 9 to the FCX Financial Statements.

      As of December 31, 1994, PT-FI had a total of 6,074 employees (approximately 94% Indonesian), compared with 6,054 employees (approximately 94% Indonesian) at year-end 1993. In addition, as of December 31, 1994, PT-FI had approximately 9,600 contract workers, most of whom were Indonesian. Approximately 40% of PT-FI's Indonesian employees are members of the All Indonesia Workers' Union, which operates under Government supervision, with which a labor agreement covering PT-FI's hourly paid Indonesian employees runs until September 30, 1995. PT-FI experienced no work stoppages in 1994, and relations with the union have generally been good. As of December 31, 1994, RTM had a total of 1,250 employees, of which approximately 95% are covered by union contracts. RTM experienced limited work stoppages in 1994, but relations with these unions have also generally been good.


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

Item 3.  Legal Proceedings.
--------------------------
      Although  FCX  may be  from  time  to  time  involved in  various  legal proceedings of a character normally incident to the ordinary course of its business, the management of FCX believes that potential liability in any such pending or threatened proceedings would not have a material adverse effect on the financial condition or results of operations of FCX. FCX, through FTX, maintains liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of its business as well as other insurance coverages customary in its business, with such coverage limits as management deems prudent.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------
      Not applicable.


Executive Officers of the Registrant.
------------------------------------
      In addition to the elected executive officers of FCX (the "Elected FCX Executive Officers"), one officer of PT-FI is deemed by FCX to be an executive officer of FCX (the "Designated FCX Executive Officer") for purposes of the federal securities laws. Listed below are the names and ages, as of March 15, 1995, of each of the Elected FCX Executive Officers and the Designated FCX Executive Officer, together with the principal positions and offices with FCX, FTX, and PT-FI held by each. All officers of FCX, FTX, and PT-FI are elected or appointed for one year terms, subject to death, resignation or removal.


    Name                Age  Position or Office
    ----                ---  -------------------

Richard C. Adkerson     48    Senior Vice President of FCX.  Senior Vice
                                President of FTX.  Commissioner of PT-FI.

John G. Amato           51    General Counsel of FCX.  General Counsel of FTX.
                                Commissioner of PT-FI.

Richard H. Block        44    Senior Vice President of FCX.  Senior Vice
                                President of FTX.

Thomas J. Egan          50    Senior Vice President of FCX.  Senior Vice
                                President of FTX.

Charles W. Goodyear     37    Senior Vice President of FCX.  Senior Vice
                                President of FTX.  Commissioner of PT-FI.

Hoediatmo Hoed***        55    President Director of PT-FI.

W. Russell King         45    Senior Vice President of FCX.  Senior Vice
                                President of FTX.

Rene L. Latiolais       52    Director and Vice Chairman of the Board of FCX.
                                Director, President, and Chief Operating
                                Officer of FTX.  Commissioner of PT-FI.

George A. Mealey        61    Director, President, and Chief Executive Officer
                                of FCX.  Executive Vice President of FTX.
                                Director and Executive Vice President of
                                PT-FI.

James R. Moffett        56    Director and Chairman of the Board of FCX.
                                Director, Chairman of the Board, and
                                Chief Executive Officer of FTX.  President
                                Commissioner of PT-FI.

      The individuals listed  above have served FCX, FTX,  or PT-FI in various
executive    capacities   for    at   least    the   last    five   years.


                                   PART II

Item  5.   Market  for  Registrant's  Common Equity  and  Related
-----------------------------------------------------------------
           Stockholder Matters.
           -------------------
      The information set forth under the caption "FCX Class A Common Shares" and "Class A Common Share Dividends", on the inside back cover of FCX's 1994 Annual Report to stockholders, is incorporated herein by reference. As of March 10, 1995, there were 19,844 record holders of FCX's Class A common stock.

-----------------
     ***This individual  is  a  Designated FCX  Executive  Officer and  not  an
Elected  FCX Executive Officer.   He is deemed  by FCX to be  a Designated FCX
Executive Officer solely for purposes of the federal securities laws in view of his position and responsibilities as an officer of PT-FI; he holds no actual position as an officer of FCX.

Item 6.  Selected Financial Data.
--------------------------------
      The information set forth under the caption "Selected Financial and Operating Data", on page 16 of FCX's 1994 Annual Report to stockholders, is incorporated herein by reference.

      FCX's ratio of earnings to fixed charges for each of the years 1990 through 1994, inclusive, was 9.2x, 4.5x, 6.5x, 3.6x and 7.5x respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interest and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

Item  7.    Management's  Discussion and  Analysis  of  Financial Condition and
-------------------------------------------------------------------------------
            Results of Operations.
            ---------------------
      The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 11 through 14 and 17 through 20, of FCX's 1994 Annual Report to stockholders, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
----------------------------------------------------
      The financial statements of FCX, the notes thereto and the report thereon of Arthur Andersen LLP, appearing on pages 21 through 34, inclusive, and the report of management on page 15 of FCX's 1994 Annual Report to stockholders, are incorporated herein by reference.

Item 9.    Changes  in  and  Disagreements  with  Accountants  on Accounting
----------------------------------------------------------------------------
           and Financial Disclosure.
           ------------------------
      Not applicable.


                             PART III

Items  10, 11, 12,  and 13.  Directors  and Executive Officers of the
---------------------------------------------------------------------
           Registrant, Executive  Compensation,  Security  Ownership of
           ------------------------------------------------------------
           Certain Beneficial Owners  and  Management,  and  Certain
           ---------------------------------------------------------
           Relationships and Related Transactions.
           --------------------------------------

      The information set forth under the captions "Voting Procedure" and "Election of Directors", beginning on pages 1 and 4, respectively, of the Proxy Statement dated March 23, 1995, submitted to the stockholders of FCX in connection with its 1995 Annual Meeting to be held on May 4, 1995, is incorporated herein by reference.

                             PART IV

Item  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------

      (a)(1), (a)(2), and (d). Financial Statements. See Index to Financial Statements appearing on page F-1 hereof.

      (a)(3) and  (c).  Exhibits.   See  Exhibit Index beginning  on page  E-1
hereof.

      (b).   Reports on Form 8-K.   No reports on Form  8-K were filed by  the
registrant during the fourth quarter of 1994.


                                 SIGNATURES
                                 ----------

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 1995.


                                    FREEPORT-McMoRan COPPER & GOLD INC.



                                    BY:  /s/ James R. Moffett
                                         --------------------------------
                                               James R. Moffett
                                               Chairman of the Board


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 1995.



/s/ James R. Moffett                      Chairman of the Board
----------------------                      Director
James R. Moffett

George A. Mealey*                         President, Chief Executive Officer
                                            and Director
                                          (Principal Executive Officer)

Richard C. Adkerson*                      Senior Vice President and
                                            Chief Financial Officer
                                          (Principal Financial Officer)

John T. Eads*                             Controller - Financial Reporting
                                          (Principal Accounting Officer)

Leland O. Erdahl*                         Director

Ronald Grossman*                          Director

Rene L. Latiolais*                        Director

Wolfgang F. Siegel*                       Director

Elwin E. Smith*                           Director

Eiji Umene*                               Director


*By:  /s/ James R. Moffett
     --------------------------
            James R. Moffett
            Attorney-in-Fact



                        INDEX TO FINANCIAL STATEMENTS
                        ------------------------------

      The financial statements of FCX, the notes thereto, and the report thereon of Arthur Andersen LLP appearing on pages 21 through 34, inclusive, of FCX's 1994 Annual Report to stockholders are incorporated by reference.

      The financial statement schedules listed below should be read in conjunction with such financial statements contained in FCX's 1994 Annual Report to stockholders.

                                                                    Page
                                                                    ----
     Report of Independent Public Accountants........................F-1
     III-Condensed Financial Information of Registrant...............F-2

     Schedules other than those schedules listed above have been omitted since they are either not required or not applicable or the required information is included in the financial statements or notes thereof.


                                  *    *    *

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

     We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994 included in Freeport-McMoRan Copper & Gold Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                  Arthur Andersen LLP


New Orleans, Louisiana,
  January 24, 1995




                      FREEPORT-McMoRan COPPER & GOLD INC.
         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                                                           Balance Sheets

                                                            December 31,
                                                      ------------------------
                                                          1994         1993
                                                       ----------   ----------
                                                            (In Thousands)

Assets
Cash and short-term investments                        $      171   $      427
Interest receivable                                        12,676        7,582
Receivable from Government of Indonesia                      -           2,247
Notes receivable from PT-FI                             1,338,611    1,064,888
Investment in PT-FI                                       195,258      145,959
Investment in PTII                                         76,081       75,601
Investment in RTM                                          81,386       43,254
Other assets                                               14,988        2,011
                                                       ----------   ----------
Total assets                                           $1,719,171   $1,341,969
                                                       ==========   ==========
Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities               $   27,270   $   32,468
Long-term debt                                            190,000      102,039
Amount due to FTX                                             800       12,270
RTM stock subscription payable                               -          12,644
Other liabilities and deferred credits                      6,119        2,001
Mandatory redeemable preferred stock                      500,007      232,620
Stockholders' equity                                      994,975      947,927
                                                       ----------   ----------
Total liabilities and stockholders' equity             $1,719,171   $1,341,969
                                                       ==========   ==========


                                                    Statements of Income
                                                  Years Ended December 31,
                                             --------------------------------
                                               1994         1993       1992
                                             --------     --------   --------
                                                       (In Thousands)
Income from investment in PT-FI and PTII,
  net of PT-FI tax provision                 $111,822     $ 53,861   $128,220
Net loss from investment in RTM                (6,309)     (15,666)      -
Elimination of intercompany profit              3,005       (6,610)      -
General and administrative expenses            (7,253)      (5,207)    (4,802)
Depreciation and amortization                  (3,711)      (2,397)      (200)
Interest expense                              (10,259)      (8,017)   (16,518)
Interest income on PT-FI notes receivable:
  Zero coupon exchangeable notes                  352       19,175     18,326
  Promissory notes                             21,094        9,292     11,097
  8.235% convertible                           14,033       14,036       -
  Step-up perpetual convertible                26,256       12,785       -
  Gold and silver production payment loans     20,222        4,055       -
Other income (expense), net                    (7,424)        (406)     5,561
Provision for income taxes                    (31,587)     (24,085)   (11,791)
                                             --------     --------   --------
Net income                                    130,241       50,816    129,893
Preferred dividends                           (51,838)     (28,954)    (7,025)
                                             --------     --------   --------
                                             $ 78,403     $ 21,862   $122,868
                                             ========     ========   ========



                      FREEPORT-McMoRan COPPER & GOLD INC.
         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (Continued)
                                                   Statements of Cash Flow
                                                   Years Ended December 31,
                                                -----------------------------
                                                   1994       1993     1992
                                                 --------  --------  --------
                                                       (In Thousands)
Cash flow from operating activities:
Net income                                       $130,241  $ 50,816  $129,893
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Income from investment in PT-FI and PTII       (111,822)  (53,861) (128,220)
  Net loss from investment in RTM                   6,309    15,666      -
  Elimination of intercompany profit               (3,005)    6,610      -
  Dividends received from PT-FI and PTII          147,465   132,048    78,214
  Accretion of note receivable from PT-FI,
   net                                               -       (9,104)   (1,808)
  Depreciation and amortization                     3,711     2,397       200
  (Increase) decrease in accounts receivable      (24,240)     -       20,000
  Increase (decrease) in accounts payable          (4,648)     (646)      597
  Other                                             1,654    (5,959)   (1,854)
                                                 --------  --------  --------
Net cash provided by operating activities         145,665   137,967    97,022
                                                 --------  --------  --------
Cash flow from investing activities:
  Received from Government of Indonesia             2,247     6,288     3,911
  Investment in RTM                               (36,365)  (43,642)     -
  Investment in PTII                                   (8)     -     (211,892)
  Investment in Freeport Hasa Inc.                   -         -           (1)
                                                 --------  --------  --------
Net cash used in investing activities             (34,126)  (37,354) (207,982)
                                                 --------  --------  --------
Cash flow from financing activities:
Cash dividends paid:
  Class A common stock                            (38,316)  (33,298)  (26,088)
  Class B common stock                            (85,187)  (85,277)  (85,277)
  Special preference stock                        (15,708)  (15,708)   (4,407)
  Step-Up preferred stock                         (17,500)   (5,590)     -
  Mandatory redeemable preferred stock            (13,614)   (1,683)     -
Proceeds from sale of:
  Class A common stock                               -         -      174,142
  Preferred and preference stock                  252,985   561,090   217,867
  PT-FI common shares                                -         -      212,484
  9 3/4% senior notes                             116,276      -         -
Proceeds from equipment loan                       70,000      -         -
Proceeds from FTX                                  88,280    20,650      -
Repayment to FTX                                  (99,750)   (8,380)     -
Loans to PT-FI                                   (369,261) (706,750) (212,484)
                                                 --------  --------  --------
Net cash provided by (used) in financing
  activities                                     (111,795) (274,946)  276,237
                                                 --------  --------  --------
Net increase (decrease) in cash and short-
  term investments                                   (256) (174,333)  165,277
Cash and short-term investments at beginning
  of year                                             427   174,760     9,483
                                                 --------  --------  --------
Cash and short-term investments at end of
  year                                           $    171  $    427  $174,760
                                                 ========  ========  ========
Interest paid                                    $  7,788  $    213  $   -
                                                 ========  ========  ========
Taxes paid                                       $ 29,871  $ 22,723  $ 11,762
                                                 ========  ========  ========


                      FREEPORT-McMoRan COPPER & GOLD INC.
         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (Continued)



a. The footnotes contained in FCX's 1994 Annual Report to stockholders are an integral part of these statements.




                              Freeport-McMoRan Copper & Gold Inc.

                                    EXHIBIT INDEX
                                   ---------------
                                                                  Sequentially
            Exhibit                                                 Numbered
            Number                                                    Page
            --------                                                  ----


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

                  4.3           Form of Depositary Receipt.
                                Incorporated by reference to Exhibit 1
                                to the Form 8 Amendment.

                  4.4 Certificate of Designations of the Step-Up Convertible Preferred Stock of FCX. Incorporated by reference to
                                Exhibit 4.4 to the Annual Report on
                                Form 10-K of FCX for the fiscal year
                                ended December 31, 1993 (the "FCX 1993
                                Form 10-K").

                  4.5 Deposit Agreement dated as of July 1, 1993 among FCX, Mellon Securities Trust Company, as Depositary, and holders of depositary receipts ("Step-Up Depositary Receipts") evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Step-Up Convertible Preferred Stock. Incorporated by reference to
                                Exhibit 4.5 to the FCX 1993 Form 10-K.

                  4.6           Form of Step-Up Depositary Receipt.
                                Incorporated by reference to Exhibit
                                4.6 to the FCX 1993 Form 10-K.

                  4.7 Certificate of Designations of the Gold-Denominated Preferred Stock of FCX. Incorporated by reference to
                                Exhibit 4.7 to the FCX 1993 Form 10-K.

                  4.8 Deposit Agreement dated as of August 12, 1993 among FCX, Mellon Securities Trust Company, as Depositary, and holders of depositary receipts ("Gold-Denominated Depositary Receipts") evidencing certain Depositary shares, each of which, in turn, represents
                                0.05 shares of Gold-Denominated
                                Preferred Stock.  Incorporated by
                                reference to Exhibit 4.8 to the FCX
                                1993 Form 10-K.

                  4.9 Form of Gold-Denominated Depositary Receipt. Incorporated by reference to
                                Exhibit 4.9 to the FCX 1993 Form 10-K.

                  4.10 Certificate of Designations of the Gold-Denominated Preferred Stock,
                                Series II (the "Gold-Denominated
                                Preferred Stock II") of FCX.
                                Incorporated by reference to Exhibit
                                4.1 to the Quarterly Report on Form
                                10-Q of FCX for the quarter ended
                                March 31, 1994 (the "FCX 1994 First
                                Quarter Form 10-Q").

                  4.11 Deposit Agreement dated as of January 15, 1994, among FCX, Mellon Securities Trust Company, as Depositary, and holders of depositary receipts ("Gold-Denominated II Depositary Receipts") evidencing certain Depositary shares, each of which, in turn, represents
                                0.05 shares of Gold-Denominated
                                Preferred Stock II.  Incorporated by
                                reference to Exhibit 4.2 to the FCX
                                1994 First Quarter Form 10-Q.

                  4.12 Form of Gold-Denominated II Depositary Receipt. Incorporated by reference to
                                Exhibit 4.3 to the FCX 1994 First
                                Quarter Form 10-Q.

                  4.13 Certificate of Designations of the Silver-Denominated Preferred Stock of FCX.

                  4.14 Deposit Agreement dated as of July 25, 1994 among FCX, Mellon Securities Trust Company, as Depositary, and holders of depositary receipts ("Silver-Denominated Depositary
                                Receipts") evidencing certain
                                Depositary shares, each of which, in
                                turn, initially represents 0.025
                                shares of Silver-Denominated Preferred
                                Stock.  Incorporated by reference to
                                Exhibit 4.2 to the July 15, 1994 Form
                                8-A.

                  4.15 Form of Silver-Denominated Depositary Receipt. Incorporated by reference to
                                Exhibit 4.1 to the July 15, 1994, Form
                                8-A.

                  4.16 Credit Agreement dated as of June 1, 1993 (the "PT-FI Credit Agreement") among PT-FI, the several banks which are parties thereto (the "PT-FI Banks"), Morgan Guaranty Trust Company of New York, as PT-FI Trustee (the "PT-FI Trustee"), and Chemical Bank, as agent (the "PT-FI Bank Agent"). Incorporated by reference to Exhibit
                                4.10 to the FCX 1993 Form 10-K.

                  4.17 First Amendment dated as of February 2, 1994 to the PT-FI Credit Agreement among PT-FI, the PT-FI Banks, the PT-FI Trustee and the PT-FI Bank Agent. Incorporated by reference to Exhibit
                                4.11 to the FCX 1993 Form 10-K.

                  4.18 Second Amendment dated as of March 1, 1994 to the PT-FI Credit Agreement among PT-FI, the PT-FI Banks, the PT-FI Trustee and the PT-FI Bank Agent. Incorporated by reference to Exhibit
                                4.12 to the FCX 1993 Form 10-K.

                  4.19 Third Consent and Waiver dated as of October 18, 1994 to the PT-FI Credit Agreement among PT-FI, the PT-FI Banks, the PT-FI Trustee and the PT-FI Bank Agent.

                  4.20 Fourth Amendment, Consent and Limited Waiver dated as of November 23, 1994 to the PT-FI Credit Agreement among PT-FI, the PT-FI Banks, the PT-FI Trustee and the PT-FI Bank Agent.

                  4.21          Term Loan and Working Capital
                                Agreement dated as of November 4, 1994
                                (the "RTML Term Loan") among Rio Tinto
                                Metal, S.A. ("RTML"), the Lenders and
                                Barclays Bank PLC as Agent (the
                                "Agent").

                  4.22 Amendment No. 1 dated as of March 7, 1995 to the RTML Term Loan among
                                RTML, the Lenders and the Agent.

                  4.23 Agreement dated as of May 1, 1988 between Freeport Minerals Company and FCX assigning certain stockholder rights and obligations. Incorporated by reference to Exhibit 10.13 to Registration No. 33-20807.

                  10.1 Design, Engineering and Related Services Contract dated as of
                                September 15, 1992 between PT-FI and
                                Fluor Daniel Engineers & Constructors,
                                Ltd.  Incorporated by reference to
                                Exhibit 10.1 to the FCX 1992 Form 10-
                                K.

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

                  10.4 Management Services Agreement dated as of May 1, 1988 among FCX, FII and FTX. Incorporated by reference to Exhibit
                                10.01 to Registration No. 33-20807.

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

                  12.1          FCX Computation of Ratio of Earnings
                                to Fixed Charges.

                  13.1          Those portions of the 1994 Annual
                                Report to stockholders of FCX which
                                are incorporated herein by reference.

                  21.1          Subsidiaries of FCX.

                  23.1          Consent of Arthur Andersen LLP dated
                                March 23, 1995.

                  24.1 Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

                  24.2 Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FCX.

                  27.1          FCX Financial Data Schedule.