Form 10-Q
period 1995-03-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 1995-04-25
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1995



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

On March 31, 1995, there were issued and outstanding 65,972,568 shares of the registrant's Class A Common Stock, par value $0.10 per share, and 139,980,763 shares of its Class B Common Stock, par value $0.10 per share.





                      FREEPORT-McMoRan COPPER & GOLD INC.

                               TABLE OF CONTENTS


                                                                        Page

                  Part I.  Financial Information

                    Financial Statements:

                        Condensed Balance Sheets                         3

                        Statements of Income                             4

                        Statements of Cash Flow                          5

                        Notes to Financial Statements                    6

                    Remarks                                              6

                    Management's Discussion and Analysis
                        of Financial Condition and
                        Results of Operations                            7

                  Part II.  Other Information                           12

                  Signature                                             15

                  Exhibit Index                                         E-1








                      FREEPORT-McMoRan COPPER & GOLD INC.
                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.
          ---------------------

                      FREEPORT-McMoRan COPPER & GOLD INC.
                     CONDENSED BALANCE SHEETS (Unaudited)

                                                   March 31,    December 31,
                                                     1995           1994
                                                  ----------    ------------
 ASSETS                                                (In Thousands)
 Current assets:
 Cash and short-term investments                  $   34,308      $   44,252
 Accounts receivable                                 209,980         234,224
 Inventories                                         343,175         314,022
 Prepaid expenses and other                           12,226          10,896
                                                  ----------      ----------
   Total current assets                              599,689         603,394
 Property, plant and equipment, net                2,510,786       2,360,489
 Other assets                                         80,691          76,314
                                                  ----------      ----------
 Total assets                                     $3,191,166      $3,040,197
                                                  ==========      ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Accounts payable and accrued liabilities         $  408,362      $  407,478
 Current portion of long-term debt and
   short-term borrowings                              34,602          24,098
                                                  ----------      ----------
   Total current liabilities                         442,964         431,576
 Long-term debt, less current portion                640,401         525,612
 Accrued postretirement benefits and other
   liabilities                                       202,653         213,043
 Deferred income taxes                               306,432         292,580
 Minority interests                                   88,552          82,404
 Mandatory redeemable preferred stock                500,007         500,007
 Stockholders' equity                              1,010,157         994,975
                                                  ----------      ----------
 Total liabilities and stockholders' equity       $3,191,166      $3,040,197
                                                  ==========      ==========


 The accompanying notes are an integral part of these financial statements.




                      FREEPORT-McMoRan COPPER & GOLD INC.
                       STATEMENTS OF INCOME (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                        1995          1994
                                                      --------      --------
                                                      (In Thousands, Except
                                                        Per Share Amounts)
 Revenues                                             $408,806      $266,153
 Cost of sales:
 Production and delivery                               224,202       164,443
 Depreciation and amortization                          21,897        17,121
                                                      --------      --------
   Total cost of sales                                 246,099       181,564
 Exploration expenses                                    7,956         8,020
 General and administrative expenses                    32,850        23,080
                                                      --------      --------
   Total costs and expenses                            286,905       212,664
                                                      --------      --------
 Operating income                                      121,901        53,489
 Other expense, net                                       (718)         (474)
                                                      --------      --------
 Income before income taxes and minority interests     121,183        53,015
 Provision for income taxes                            (51,395)      (23,142)
 Minority interests in net income of consolidated
   subsidiaries                                        (12,392)       (4,009)
                                                      --------      --------
 Net income                                             57,396        25,864
 Preferred dividends                                   (13,403)      (12,305)
                                                      --------      --------
 Net income applicable to common stock                $ 43,993      $ 13,559
                                                      ========      ========

 Net income per share of common stock                     $.21          $.07
                                                          ====          ====

 Average common shares outstanding                     205,953       205,211
                                                       =======       =======

 Dividends per common share                               $.15          $.15
                                                          ====          ====


 The accompanying notes are an integral part of these financial statements.





                      FREEPORT-McMoRan COPPER & GOLD INC.
                      STATEMENTS OF CASH FLOW (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                       1995          1994
                                                     --------      --------
                                                          (In Thousands)
 Cash flow from operating activities:
 Net income                                          $ 57,396      $ 25,864
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                       21,897        17,121
   Deferred income taxes                               13,852         8,311
   Minority interests' share of net income             12,392         4,009
   (Increase) decrease in working capital:
     Accounts receivable                               26,930        36,796
     Inventories                                      (34,640)      (18,923)
     Prepaid expenses and other                        (1,307)       (2,198)
     Accounts payable and accrued liabilities         (10,799)       18,268
   Other                                               (2,088)       (7,627)
                                                     --------      --------
 Net cash provided by operating activities             83,633        81,621
                                                     --------      --------
 Cash flow from investing activities:
 Capital expenditures:
   PT-FI                                             (137,695)     (165,099)
   RTM, including acquisition cost                    (31,257)       (9,144)
                                                     --------      --------
 Net cash used in investing activities               (168,952)     (174,243)
                                                     --------      --------

 Cash flow from financing activities:
 Proceeds from sale of gold-denominated
   preferred stock                                       -          158,476
 Proceeds from debt, net                               27,216         5,469
 Proceeds from infrastructure financing, net           98,481          -
 Cash dividends paid:
   Common stock                                       (30,893)      (30,833)
   Preferred stock                                    (12,576)      (10,333)
   Minority interests                                  (7,675)       (6,304)
 Other                                                    822          -
                                                     --------      --------
 Net cash provided by financing activities             75,375       116,475
                                                     --------      --------
 Net increase (decrease) in cash and
   short-term investments                              (9,944)       23,853
 Cash and short-term investments at
   beginning of year                                   44,252        13,798
                                                     --------      --------
 Cash and short-term investments at
   end of period                                     $ 34,308      $ 37,651
                                                     ========      ========

 The accompanying notes are an integral part of these financial statements.





                      FREEPORT-McMoRan COPPER & GOLD INC.
                         NOTES TO FINANCIAL STATEMENTS

1.   OWNERSHIP OF FCX COMMON STOCK
Freeport-McMoRan Inc. (FTX), the parent company of Freeport-McMoRan Copper & Gold Inc. (FCX), plans to separate its two principal businesses, copper/gold and agricultural minerals, into two independent financial and operating entities. FTX will effect a pro-rata distribution (the Distribution) to its common stockholders of all the FCX Class B common stock which it owns resulting in FTX no longer owning any interest in FCX. The Distribution is contingent on a number of factors, including the recapitalization of FTX, discussed below. In order for FTX to make the Distribution on a tax-free basis, the FCX stockholders recently approved changes to FCX's capital structure and stockholder voting rights. Prior to the Distribution, the voting rights will be amended so that Class B common stockholders elect 80 percent of the FCX directors and the Class A and preferred stockholders elect the balance.

     In connection with FTX's recapitalization, the RTZ Corporation PLC (RTZ) is to acquire from FTX 21.5 million shares of FCX Class A common stock (10.4 percent of the outstanding common stock of FCX) with an option to acquire an additional approximately 3.5 million shares of FCX Class A common stock from FTX. Further, RTZ may acquire certain of FTX's convertible debt securities for conversion to FTX common stock. RTZ could own over 18 percent of the FCX common stock outstanding after completion of the Distribution; however, the total number of FCX shares outstanding will not change, resulting in no dilution to the current holders of FCX Class A common stock. Additionally, FCX, its Indonesian subsidiaries and RTZ have agreed in principle to establish joint ventures whereby RTZ is to become a 40 percent joint venture partner in FCX's future production expansions and exploration and development activities in Indonesia. FCX's Indonesian subsidiaries have received Indonesian government approval to assign an interest in their Contracts of Work (COWs) to RTZ. RTZ is to pay the next $100 million of exploration expenses with expenditures beyond $100 million shared ratably. Development projects in Block B of PT-FI's COW area and the P.T. Irja Eastern Minerals Corporation (Eastern Mining) COW area will be undertaken 60 percent by PT-FI or Eastern Mining and 40 percent by RTZ. In PT-FI's Block A, RTZ is to fund up to $750 million for future expansion projects and receive 100 percent of incremental cash flow until RTZ recoups its costs with interest, after which the cash flow would be shared 60 percent by PT-FI and 40 percent by RTZ. RTZ is also to acquire a 25 percent interest in both the Rio Tinto Minera, S.A. Huelva smelter and the Spanish mineral exploration program. The transactions with RTZ will enable FTX to complete its recapitalization and the Distribution by mid-1995.

2.   INTEREST COSTS
Interest expense excludes capitalized interest of $17.8 million and $6 million in the first quarter of 1995 and 1994, respectively.

3.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first three months of 1995 and 1994 was 6.6 to 1 and 7.9 to 1, respectively. For this calculation, earnings are income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

                            ----------------------
                                    Remarks

The information furnished herein should be read in conjunction with FCX's financial statements contained in its 1994 Annual Report to stockholders and incorporated by reference in its Annual Report on Form 10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.




Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

RESULTS OF OPERATIONS
                                                          First Quarter
                                                       --------------------
                                                        1995          1994
                                                       ------        ------
                                                       (In Millions, Except
                                                         Per Share Amounts)
 Revenues                                              $408.8        $266.2
 Operating income                                       121.9          53.5
 Net income to common stock                              44.0          13.6
 Net income per share                                     .21           .07

    Freeport-McMoRan Copper & Gold Inc. (FCX) operations are primarily conducted through its majority-owned subsidiaries, P.T. Freeport Indonesia Company (PT-FI), Rio Tinto Minera, S.A. (RTM) and P.T. Irja Eastern Minerals Corporation (Eastern Mining). Results for the 1995 quarter benefited primarily from significantly higher copper realizations and increased copper and gold sales volumes. A reconciliation of revenues between the periods follows (in millions):


 Revenues - 1994                                                     $266.2 *
 Increases (decreases):
 RTM revenues, net of eliminations                                     20.6
 PT-FI revenues:
   Price realizations:
     Copper                                                            70.1
     Gold                                                              (1.8)
   Volumes:
     Copper                                                            36.5
     Gold                                                              26.6
   Treatment charges                                                   (2.3)
   Adjustments to prior period concentrate sales                       (3.0)
   Other                                                               (4.1)
                                                                     ------
 Revenues - 1995                                                     $408.8 *
                                                                     ======


 * Includes net reductions totaling $12.4 million and $3.3 million for the first quarter of 1995 and 1994, respectively, recognized under PT-FI's copper price protection program and RTM's gold hedging program.

     FCX's first-quarter 1995 revenues rose significantly compared to the 1994 period reflecting higher copper realizations, increased production levels caused by expanding mill throughput and improved gold grades and recoveries. Mill throughput averaged 85,000 metric tons of ore per day (MTPD) for the 1995 quarter, 107,200 MTPD in March and for several days exceeded 115,000 MTPD. PT-FI expects to sustain 115,000 MTPD by mid-year. Treatment charges increased primarily because of the higher copper sales volumes, partially offset by lower per pound rates. Adjustments to prior period concentrate sales during the first quarter of 1995 were immaterial because of PT-FI's copper price protection program.

     Unit site production and delivery costs for the first quarter of 1995 rose slightly from the 1994 period level. However, as the expansion is completed and PT-FI focuses on maximizing efficiencies, it expects unit site production and delivery costs to decline. Following attainment of 115,000 MTPD, PT-FI intends to fine-tune its operations to achieve cost efficiencies and maximum cash flows from its expanded operations. During this optimization period, PT-FI will continue to review the feasibility of further expansions as well as the results of exploration activities to ascertain where best to make future investments.

PT-FI OPERATIONS                                             First Quarter
                                                          ------------------
                                                            1995       1994
                                                          -------    -------
Ore milled (metric tons per day)                           85,000     73,400
Copper grade (%)                                             1.37       1.37
Gold grade (grams per metric ton)                            1.45       1.34
Recovery rate (%)
  Copper                                                     81.8       83.0
  Gold                                                       72.6       69.7
Copper (000s of recoverable pounds)
  Production                                              182,900    160,500
  Sales                                                   196,300    155,700
  Average realized price a                                  $1.26       $.90
Gold (recoverable ounces)
  Production                                              249,500    190,800
  Sales                                                   271,000    201,300
  Average realized price                                  $374.99    $381.67

Gross profit per pound of copper (cents):
Average realized price a                                    125.7       90.0
                                                            -----       ----
Production costs:
  Site production and delivery                               62.9       59.4
  Gold and silver credits                                   (53.0)     (48.9)
  Treatment charges                                          19.5       23.1
  Royalty on metals                                           4.4        1.4
                                                            -----       ----
    Cash production costs                                    33.8       35.0
  Depreciation and amortization                               8.1        7.5
                                                            -----       ----
    Total production costs                                   41.9       42.5
                                                            -----       ----
Revenue adjustments b                                        (1.4)        .6
                                                            -----       ----
Gross profit per pound of copper                             82.4       48.1
                                                            =====       ====

a. Excluding amounts recognized under PT-FI's copper price protection program, realizations would have been $1.33 and $0.86 per pound for the first quarter of 1995 and 1994, respectively.

b. Reflects adjustments primarily for prior period concentrate sales (net of related amounts recognized under the copper price protection program) and amortization of the cost of the copper price protection program.

     Gold and silver credits increased primarily from higher sales volumes. Per pound treatment charges declined because of reduced rates negotiated at the end of 1994 resulting from the overall tightness in the copper concentrates market, somewhat offset by higher price participation. Unit royalties rose because of higher copper prices, as PT-FI's copper royalty rate varies from 1.5 percent to 3.5 percent depending on the price of copper.

     The depreciation rate is currently 8.1 cents per pound, reflecting the additional capital expenditures to support current operating levels. Upon completion of the 115,000 MTPD expansion, the depreciation rate is expected to increase by approximately 35 percent taking into account the related capital additions. The actual depreciation rate will be determined based on the final project cost, together with consideration of any changes in ore reserve estimates.

     PT-FI has commitments from various parties to purchase virtually all of its estimated 1995 production of approximately 900 million pounds of copper and 1.2 million ounces of gold, depending on the timing of completion of the 115,000 MTPD expansion, at market prices. PT-FI has implemented a copper price protection program that reflects a philosophy of providing for an assurance of realizing the benefits of higher copper prices for a significant portion of its production while it is expanding its operations. As a result of this program, PT-FI will realize $1.23 per pound on 82.7 million pounds of copper sales in the second quarter of 1995. An additional 62.8 million pounds of copper sales during the second quarter will be priced at a minimum average price of $0.88 per pound, with full participation in prices above an average of $0.99 per pound. During the second half of 1995, PT-FI will realize $1.15 per pound on 241.4 million pounds of copper sales and has established a minimum average price of $0.83 per pound on the remaining second half copper sales with full participation in prices above that amount. Following completion of the 115,000 MTPD expansion, management's present intention is to provide a floor price for its production, if attainable at an acceptable cost, to protect operating cash flow from the impact of potentially significant declines in copper prices, while providing for full participation in potentially higher prices. For 1996 and through the first quarter of 1997, PT-FI's program has currently established a minimum average price of $0.90 per pound on approximately 1 billion pounds of copper sales, with full participation in prices above that amount. At March 31, 1995, the cost of PT-FI's price protection program was $37.1 million and the unrecognized cost to unwind its hedging positions was approximately $75 million, net of deferred gains on closed contracts. At March 31, 1995, copper sales totaling 211.7 million pounds remained to be contractually priced in 1995. As a result of PT-FI's hedging activities, only 64.8 million of those pounds, which are currently recorded at $1.33 per pound, are subject to changes in the price of copper. As conditions warrant, PT-FI may modify or extend its existing programs.

     During the first quarter of 1995, PT-FI implemented a gold pricing strategy designed to take advantage of the premium which exists between the spot and futures gold price. As of March 31, 1995, PT-FI will earn an average premium of $9.79 per ounce above the average February through April 1995 closing gold price on 280,000 ounces of gold. These premiums will be recorded as gold revenues when the contracts settle.

RTM OPERATIONS                                            First Quarter
                                                       --------------------
                                                        1995         1994
                                                       -------      -------
Smelter operations
  Concentrate treated (metric tons)                    118,400      118,000
  Anode production (000s of pounds)                     83,900       83,600
  Cathode production (000s of pounds)                   75,400       76,300
Mining operations
  Ore milled (MTPD)                                     10,200       18,100
  Gold grade (grams per metric ton)                       1.07         1.04
  Gold sales (recoverable ounces)                       26,600       37,400
  Average realized price *                             $368.59      $364.22

* Excluding adjustments related to RTM's gold loans and forward sales contracts, realizations would have been $375.59 and $383.30 for the first quarter of 1995 and 1994, respectively.

     RTM losses totaled $2.4 million in 1995 compared with earnings of $1.7 million in the 1994 period. RTM's results were adversely affected by significantly lower treatment charge rates somewhat offset by greater price participation. Second quarter smelter operations will be negatively affected by expansion tie-ins and the planned shutdown of RTM's smelter for normal maintenance turnarounds. Results from RTM's mining operations reflect lower gold and silver production and higher unit costs as the mine nears the end of its economic life. First-quarter 1995 results were also negatively impacted by the strengthening of the Spanish peseta against the U.S. dollar which, at current operating levels, has an approximately $1 million impact on RTM's annual earnings and cash flow for each one peseta change in the exchange rate.

OTHER FINANCIAL RESULTS
FCX's exploration costs were $8 million for both quarters. FCX and RTZ Corporation PLC (RTZ) have agreed to establish exploration joint ventures whereby RTZ would be a 40 percent joint venture partner and will pay for all further approved exploration expenditures until it has paid an aggregate $100 million (Note 1). FCX (60 percent) and RTZ (40 percent) will then pay ratably for any additional exploration costs and costs to develop projects within PT-FI's Block B Contract of Work (COW) area and Eastern Mining's COW area.

     FCX's general and administrative expenses were $32.9 million in 1995 and $23.1 million in 1994. The increase results from the additional personnel and administrative efforts required to manage the expanding operations. Once the expansion is completed, general and administrative expenses are expected to remain relatively constant.

     FCX's total interest cost (before capitalization) increased to $17.8 million in 1995 from $6 million in 1994 primarily because of an increase in average debt levels. Because of the significant expansion projects at PT-FI and RTM, all interest was capitalized during these periods. As these expansions are completed, beginning with the 115,000 MTPD expansion during the second quarter of 1995, interest cost will be charged to expense.

     FCX's effective tax rate was 42 percent in 1995 compared with 44 percent in the 1994 period. PT-FI's COW provides a 35 percent income tax rate and a 15 percent withholding on dividends paid to FCX by PT-FI and on interest for debt incurred after the signing of the COW. No income tax provision or benefit is recorded at RTM, which is subject to taxation in Spain, because it has not generated taxable income in recent years and has significant tax benefit carryforwards.

CAPITAL RESOURCES AND LIQUIDITY
Net cash provided by operating activities totaled $83.6 million in 1995, compared with $81.6 million for 1994, with higher net income partially offset by an increase in working capital. Increases in inventory reflect additional anodes inventory at RTM for consumption at its refinery operations while the smelter is temporarily shut down, as discussed earlier, and spare parts for the new mill at PT-FI. Cash flow used in investing activities reflects a decrease in PT-FI expenditures to $137.7 million, compared with $165.1 million in 1994, as the 115,000 MTPD expansion nears completion. RTM expenditures increased to $31.3 million, compared with $9.1 million in 1994, as the smelter expansion is now under way. Cash flow provided by financing activities totaled $75.4 million in 1995 compared with $116.5 million in 1994. The 1995 period included $98.5 million of proceeds from infrastructure financing and the 1994 period included $158.5 million from a gold-denominated preferred stock sale.

     PT-FI's capital expenditures for the remainder of 1995 are expected to approximate $300 million. Expenditures will be funded by operating cash flow, sales of infrastructure assets, the bank credit facility ($310 million of availability at March 31, 1995) and other financing sources. In connection with FTX's proposed restructuring plan (Note 1), the existing FTX credit agreement in which PT-FI participates is being modified to become a separate facility for PT-FI and a new facility is being arranged for FCX and PT-FI which will provide greater access to credit markets and reduce financing costs. For further expansion projects in the current Block A mining area, beyond the current 115,000 MTPD expansion, RTZ will provide up to a maximum of $750 million for 100 percent of costs to develop such projects. RTZ will receive the incremental cash flow attributed to the expansion projects until it has received an amount equal to the funds it had provided plus interest based on RTZ's cost of borrowing. Subsequently, FCX (60 percent) and RTZ (40 percent) will share incremental cash flow ratably in proportion to their ownership.

     PT-FI has entered into joint ventures to purchase and manage certain of its infrastructure assets for $270 million and its power-related assets for $215 million. In March 1995, PT-FI sold certain of its port, marine, logistics and construction equipment and facilities for $100 million. As of March 31, 1995, $75.1 million of infrastructure assets and $115 million of power-related assets remain to be sold during 1995. PT-FI has guaranteed certain minimum rates of return in each of the above transactions. PT-FI is proceeding with plans to sell other nonoperating assets whereby the purchaser will operate the assets and provide services to PT-FI and its designees.

     RTM has a turnkey contract to expand its smelter capacity to 270,000 metric tons of metal per year by early 1996 at a cost of $215 million and has obtained $290 million of project financing, nonrecourse to FCX, including a working capital line. At March 31, 1995, $135 million remained to be incurred on the turnkey contract. RTM's future operating cash flow will be determined by the supply and demand for copper smelter capacity, smelter and refining production rates, the exchange rate between the U.S. dollar and Spanish peseta and prices and sales volumes of gold. PT-FI has a long-term contract to provide the smelter with a significant portion of its copper concentrate requirements.

     In January 1995, FCX agreed in principle to form a joint venture, 20 percent owned by FCX, to develop a 200,000 metric tons of metal per year copper smelter in Gresik, Indonesia. Alternatives for financing the estimated $550 million aggregate project cost, plus approximately $100 million of working capital, are being reviewed. Upon completion of RTM's smelter expansion and the proposed Gresik smelter, FCX anticipates that approximately 70 percent of PT-FI's expanded annual concentrate production will be sold to affiliates at market prices.

     On April 6, 1995, the FCX Board of Directors declared a cash dividend of $0.15 per share on FCX's Class A common stock and Class B common stock, payable May 1, 1995. The declaration and amount of future dividends, if any, will depend upon appropriate action of the Board of Directors and economic and market factors which cannot be predicted.

                             --------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.



                      FREEPORT-McMoRan COPPER & GOLD INC.


                         PART II.   OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.
            ----------------------------------------------------

      By means of a Consent Solicitation Statement dated February 7, 1995, consent of the holders of common stock of the registrant was sought for approval of seven proposals to make certain changes to the registrant's capital structure and corporate governance and to establish certain new benefit plans, in connection with the plan of Freeport-McMoRan Inc. ("Freeport-McMoRan"), which currently owns all of the outstanding shares of the registrant's Class B common stock, to distribute to its stockholders, on a tax-free basis, all of the Class B common stock it owns at the time of the distribution (the "Distribution"). Consents received prior to 4:30 p.m., New York City time, on March 20, 1995 (the "Consent Solicitation Deadline") were included in the voting on the proposal.

      On the basis of consents received before the Consent Solicitation Deadline, the seven proposals were approved by the stockholders as follows:

      The first proposal voted upon was the adoption of an agreement and plan of merger with a wholly owned subsidiary of the registrant, providing for the merger of said subsidiary with and into the registrant, which will effect changes to the registrant's capital structure and the voting rights of its common stock and preferred stock in order to permit the Distribution to be tax-free for federal income tax purposes. The numbers of votes cast for or withheld and the number of broker non-votes as to such matter by holders of shares of (i) the Class A common stock of the registrant (not including shares of Class A common stock owned by Freeport-McMoRan or its affiliates), (ii) the Class B common stock of the registrant, and (iii) the Class A and Class B common stock of the registrant, voting together as a single class, were as follows:

(i)        FOR                 WITHHELD         BROKER NON-VOTES
       -----------            ----------        ----------------
        41,841,790             1,345,017                0

(ii)       FOR                 WITHHELD         BROKER NON-VOTES
       -----------            ----------        ----------------
       139,980,763                     0                0

(iii)      FOR                 WITHHELD         BROKER NON-VOTES
       -----------            ----------        ----------------
       183,023,553             1,345,017                0

      The second proposal voted upon was the adoption of an amendment to the registrant's Certificate of Incorporation to add certain provisions designed to reduce the registrant's vulnerability to an unsolicited takeover not deemed by the Board of Directors of the registrant to be in the best interests of the stockholders. The numbers of votes cast for or withheld and the number of broker non-votes as to such matter by holders of shares of (i) the Class A common stock of the registrant (not including shares of Class A common stock owned by Freeport-McMoRan or its affiliates), (ii) the Class B common stock of the registrant, and (iii) the Class A and Class B common stock of the registrant, voting together as a single class, were as follows:

(i)        FOR                 WITHHELD         BROKER NON-VOTES
       -----------            ----------        ----------------
        29,947,186            13,239,621                0

(ii)       FOR                 WITHHELD         BROKER NON-VOTES
       -----------            ----------        ----------------
       139,980,763                     0                0

(iii)      FOR                 WITHHELD         BROKER NON-VOTES
       -----------            ----------        ----------------
       171,461,949            13,329,621                0

      The third proposal voted upon was the adoption of an Adjusted Stock Award Plan. The number of votes cast for or withheld and the number of broker non-votes as to such matter by holders of shares of the Class A and Class B common stock of the registrant, voting together as a single class, were as follows:

         FOR                   WITHHELD         BROKER NON-VOTES
      -----------             ----------        ----------------
      178,687,119              5,681,205              246

      The fourth proposal voted upon was the adoption of a 1995 Stock Option Plan. The number of votes cast for or withheld and the number of broker non-votes as to such matter by holders of shares of the Class A and Class B common stock of the registrant, voting together as a single class, were as follows:

         FOR                   WITHHELD         BROKER NON-VOTES
      -----------             ----------        ----------------
      176,406,543             7,961,781               246

      The fifth proposal voted upon was the adoption of a 1995 Stock Option Plan for Non-Employee Directors. The number of votes cast for or withheld and the number of broker non-votes as to such matter by holders of shares of the Class A and Class B common stock of the registrant, voting together as a single class, were as follows:

         FOR                   WITHHELD         BROKER NON-VOTES
      -----------             ----------        ----------------
      177,446,683              6,921,641              246

      The sixth proposal voted upon was the adoption of an Annual Incentive Plan. The number of votes cast for or withheld and the number of broker non-votes as to such matter by holders of shares of the Class A and Class B common stock of the registrant, voting together as a single class, were as follows:

         FOR                   WITHHELD         BROKER NON-VOTES
      -----------             ----------        ----------------
      181,380,536              2,787,788              246

      The seventh proposal voted upon was the adoption of a 1995 Long-Term Performance Incentive Plan. The number of votes cast for or withheld and the number of broker non-votes as to such matter by holders of shares of the Class A and Class B common stock of the registrant, voting together as a single class, were as follows:

         FOR                   WITHHELD         BROKER NON-VOTES
      -----------             ----------        ----------------
      181,153,379              3,214,945              246



                      FREEPORT-McMoRan COPPER & GOLD INC.


Item 6.     Exhibits and Reports on Form 8-K.
            ---------------------------------

            (a) The exhibit to this report is listed in the Exhibit Index appearing on page E-1 hereof.

            (b) During the quarter for which this report is filed, the registrant filed one Current Report on Form 8-K, dated March 7, 1995, reporting information under Item 5 and Item 7.



                      FREEPORT-McMoRan COPPER & GOLD INC.





                                   SIGNATURE
                                  ----------

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


                              FREEPORT-McMoRan COPPER & GOLD INC.





                              By:     /s/ John T. Eads
                                   --------------------------------
                                   John T. Eads
                                   Controller - Financial Reporting

Date:  April 25, 1995





                      FREEPORT-McMoRan COPPER & GOLD INC.




                                 EXHIBIT INDEX
                                --------------
                                                                 Sequentially
                                                                    Numbered
Number                   Description                                 Page
- ------                   ------------                            ------------
 27.1     Freeport-McMoRan Copper & Gold Inc.
          Financial Data Schedule