Form 10-Q
period 1995-06-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 1995-08-11
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1995




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

On June 30, 1995, there were issued and outstanding 83,132,408 shares of the registrant's Class A Common Stock, par value $0.10 per share, and 120,309,323 shares of its Class B Common Stock, par value $0.10 per share.





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

Exhibit Index                                                           E-1






                      FREEPORT-McMoRan COPPER & GOLD INC.
                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.
          ---------------------

                      FREEPORT-McMoRan COPPER & GOLD INC.
                     CONDENSED BALANCE SHEETS (Unaudited)

                                                   June 30,     December 31,
                                                     1995           1994
                                                  ----------    ------------
 ASSETS                                                 (In Thousands)
 Current assets:
 Cash and short-term investments                  $   31,154      $   44,252
 Accounts receivable                                 252,913         234,224
 Inventories                                         340,301         314,022
 Prepaid expenses and other                           12,157          10,896
                                                  ----------      ----------
   Total current assets                              636,525         603,394
 Property, plant and equipment, net                2,672,547       2,360,489
 Other assets                                         79,654          76,314
                                                  ----------      ----------
 Total assets                                     $3,388,726      $3,040,197
                                                  ==========      ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Accounts payable and accrued liabilities         $  443,615      $  407,478
 Current portion of long-term debt and
   short-term borrowings                              44,671          24,098
                                                  ----------      ----------
   Total current liabilities                         488,286         431,576
 Long-term debt, less current portion                831,139         525,612
 Accrued postretirement benefits and other
   liabilities                                       177,690         213,043
 Deferred income taxes                               320,984         292,580
 Minority interests                                   93,657          82,404
 Mandatory redeemable preferred stock                500,007         500,007
 Stockholders' equity                                976,963         994,975
                                                  ----------      ----------
 Total liabilities and stockholders' equity       $3,388,726      $3,040,197
                                                  ==========      ==========


 The accompanying notes are an integral part of these financial statements.



                      FREEPORT-McMoRan COPPER & GOLD INC.
                       STATEMENTS OF INCOME (Unaudited)

                                  Three Months Ended      Six Months Ended
                                      June 30,                June 30,
                                 --------------------   ---------------------
                                   1995        1994       1995         1994
                                 --------    --------   --------     --------
                                   (In Thousands, Except Per Share Amounts)
Revenues                         $421,469    $281,452   $830,275     $547,605
Cost of sales:
Production and delivery           221,534     172,695    445,736      337,138
Depreciation and amortization      28,211      18,319     50,108       35,440
                                 --------    -------    --------     --------
  Total cost of sales             249,745     191,014    495,844      372,578
Exploration expenses               11,654      11,564     19,610       19,584
General and administrative
  expenses                         29,354      26,361     62,204       49,441
                                 --------    --------   --------     --------
  Total costs and expenses        290,753     228,939    577,658      441,603
                                 --------    --------   --------     --------
Operating income                  130,716      52,513    252,617      106,002
Interest expense, net             (11,799)       -       (11,799)        -
Other expense, net                   (920)       (427)    (1,638)        (901)
                                 --------    --------   --------     --------
Income before income taxes
  and minority interests          117,997      52,086    239,180      105,101
Provision for income taxes        (50,528)    (24,359)  (101,923)     (47,501)
Minority interests in net
  income of consolidated
  subsidiaries                    (13,285)     (5,426)   (25,677)      (9,435)
                                 --------    --------   --------     --------
Net income                         54,184      22,301    111,580       48,165
Preferred dividends               (13,559)    (12,583)   (26,962)     (24,888)
                                 --------    --------   --------     --------
Net income applicable to
  common stock                   $ 40,625    $  9,718   $ 84,618     $ 23,277
                                 ========    ========   ========     ========

Net income per share of
  common stock                       $.20        $.05       $.41         $.11
                                     ====        ====       ====         ====

Average common shares
  outstanding                     205,157     205,933    205,555      205,572
                                  =======     =======    =======      =======

Dividends per common share           $.15        $.15       $.30         $.30
                                     ====        ====       ====         ====


 The accompanying notes are an integral part of these financial statements.




                      FREEPORT-McMoRan COPPER & GOLD INC.
                      STATEMENTS OF CASH FLOW (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                     ----------------------
                                                       1995          1994
                                                     --------      --------
                                                          (In Thousands)
 Cash flow from operating activities:
 Net income                                          $111,580      $ 48,165
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                       50,108        35,440
   Deferred income taxes                               28,404        16,234
   Recognition of unearned revenue                    (36,207)         -
   Minority interests' share of net income             25,677         9,435
   (Increase) decrease in working capital:
     Accounts receivable                               (7,537)       23,773
     Inventories                                      (30,817)      (43,563)
     Prepaid expenses and other                        (1,229)       (9,065)
     Accounts payable and accrued liabilities             503        22,394
   Other                                               (1,893)       (6,887)
                                                     --------      --------
 Net cash provided by operating activities            138,589        95,926
                                                     --------      --------
 Cash flow from investing activities:
 Capital expenditures:
   PT-FI                                             (240,245)     (312,273)
   RTM, including acquisition cost                    (67,854)      (19,436)
 Other                                                   -            2,047
                                                     --------      --------
 Net cash used in investing activities               (308,099)     (329,662)
                                                     --------      --------

 Cash flow from financing activities:
 Net proceeds from sale of:
   Gold-denominated preferred stock                      -          158,476
   9 3/4% senior notes                                   -          116,276
 Proceeds from debt, net                               81,339        63,220
 Proceeds from infrastructure financing, net          228,899          -
 Cash dividends paid:
   Common stock                                       (61,774)      (61,723)
   Preferred stock                                    (25,124)      (22,221)
   Minority interests                                 (15,461)      (12,107)
 Purchase of FCX common shares                        (52,841)         -
 Other                                                  1,374          -
                                                     --------      --------
 Net cash provided by financing activities            156,412       241,921
                                                     --------      --------
 Net increase (decrease) in cash and
   short-term investments                             (13,098)        8,185
 Cash and short-term investments at
   beginning of year                                   44,252        13,798
                                                     --------      --------
 Cash and short-term investments at
   end of period                                     $ 31,154      $ 21,983
                                                     ========      ========

 The accompanying notes are an integral part of these financial statements.




                      FREEPORT-McMoRan COPPER & GOLD INC.
                         NOTES TO FINANCIAL STATEMENTS

1.   OWNERSHIP OF FCX COMMON STOCK
In May 1994, Freeport-McMoRan Inc. (FTX) announced that it was taking steps to effect the tax-free distribution to its common stockholders of all the Class B common stock of Freeport-McMoRan Copper & Gold Inc. (FCX) which FTX owned.
FTX recently completed the final steps of its restructuring and, on July 5, 1995, the FTX Board of Directors declared a distribution of all shares of FCX Class B common stock to FTX common stockholders of record on July 17, 1995.
As a result of this distribution, FTX no longer owns any interest in FCX.

     As part of FTX's restructuring, the RTZ Corporation PLC (RTZ) purchased
23.9 million shares of FCX Class A common stock (approximately 12 percent of the outstanding common stock of FCX) from FTX. Additionally, FCX and RTZ have agreed in principle to establish joint ventures whereby RTZ is to become a 40 percent joint venture partner in FCX's future production expansions and exploration and development activities in Indonesia. Subject to completing the contractual arrangements, RTZ has agreed to pay the next $100 million of exploration expenses (including $6 million expensed by FCX during the second quarter of 1995) with expenditures beyond $100 million shared 60 percent by FCX and 40 percent by RTZ. In FCX's Block A, RTZ will fund up to $750 million of the costs of future expansion projects and receive 100 percent of incremental cash flow until RTZ recoups its costs with interest, after which the cash flow would be shared 60 percent by PT-FI and 40 percent by RTZ. RTZ is also expected to acquire a 25 percent interest in both the Rio Tinto Minera, S.A. smelter and mineral exploration program.

2.   CREDIT FACILITIES
In July 1995, the FTX credit agreement in which P.T. Freeport Indonesia Company (PT-FI) participated was modified to become a separate $550 million facility for PT-FI ($530 million available at July 31, 1995) and a new $200 million facility was arranged for FCX and PT-FI ($79 million available at July 31, 1995). FCX repaid an intercompany loan from FTX ($97.7 million at June 30, 1995) by borrowing funds under the new facility. The new variable rate facilities mature in December 1999 and have covenants and security requirements which are similar to the previous FTX credit agreement. As part of FTX's restructuring, FCX assumed the guarantee of $90 million of FM Properties Inc. debt previously guaranteed by FTX and will receive an annual 3 percent fee from FTX on the amount guaranteed.

3.   INTEREST COSTS
Interest expense excludes capitalized interest of $11.2 million and $6.9 million in the second quarter of 1995 and 1994, respectively, and $29.1 million and $12.8 million in the first six months of 1995 and 1994, respectively.

4.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first six months of 1995 and 1994 was 6 to 1 and 7.4 to 1, respectively. For this calculation, earnings are income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

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





Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

RESULTS OF OPERATIONS
Freeport-McMoRan Copper & Gold Inc. (FCX) operates through its majority-owned subsidiaries, P.T. Freeport Indonesia Company (PT-FI), Rio Tinto Minera, S.A.
(RTM) and P.T. Irja Eastern Minerals Corporation (Eastern Mining). PT-FI's operations involve the exploration for and development, mining and milling of ore containing copper, gold and silver in Irian Jaya, Indonesia. RTM is engaged in the smelting and refining of copper concentrates in Spain. Eastern Mining conducts exploration activities in Irian Jaya.

                                        Second Quarter         Six Months
                                       -----------------    -----------------
                                        1995       1994      1995       1994
                                       ------     ------    ------     ------
                                       (In Millions, Except Per Share Amounts)
Revenues                               $421.5     $281.5    $830.3     $547.6
Operating income                        130.7 a     52.5     252.6 a    106.0
Net income to common stock               40.6 a      9.7      84.6 a     23.3
Net income per share                      .20 a      .05       .41 a      .11
Operating income (loss) by subsidiary:
  PT-FI                                $146.3 a   $ 63.3    $276.3 a   $114.1
  RTM                                    (7.2)       1.0      (9.8)       2.7
  Eastern Mining                         (3.0)      (1.5)     (6.1)      (1.5)
  Intercompany eliminations and
    other                                (5.4)     (10.3)     (7.8)      (9.3)
                                       ------     ------    ------     ------
                                       $130.7     $ 52.5    $252.6     $106.0
                                       ======     ======    ======     ======

a. Includes a $12.5 million charge ($7 million to net income or $0.03 per share) for a materials and supplies inventory reserve adjustment in connection with the completion of PT-FI's expansion program.

    FCX's second-quarter and six-month 1995 revenues rose significantly compared to the 1994 periods reflecting higher copper realizations, record copper production levels and improved gold grades. Mill throughput averaged 113,100 metric tons of ore per day (MTPD) for the 1995 quarter and 119,200 MTPD for the month of June 1995, as PT-FI substantially completed its expansion to 118,000 MTPD. PT-FI expects to sustain production levels of at least 118,000 MTPD for the remainder of 1995 and is likely to exceed this level of output. Treatment charges, royalties and other increased because of the higher copper sales volumes. A reconciliation of revenues between the periods follows (in millions):

                                                           Second     Six
                                                           Quarter   Months
                                                           -------   ------
 Revenues - 1994                                           $281.5 *  $547.6 *
 Increases (decreases):
 RTM revenues, net of eliminations                           16.0      36.5
 PT-FI revenues:
   Price realizations:
     Copper                                                  53.7     116.2
     Gold                                                     1.2       (.1)
   Volumes:
     Copper                                                  51.6      90.8
     Gold                                                    31.8      58.4
   Treatment charges, royalties and other                   (14.3)    (19.1)
                                                           ------    ------
 Revenues - 1995                                           $421.5 *  $830.3 *
                                                           ======    ======

 * Includes net reductions totaling $1.7 million and $5 million for the second quarter and six-month period of 1994, respectively, and $19.9 million and $32.3 million for the second quarter and six-month period of 1995, respectively, recognized under PT-FI's copper price protection program and RTM's gold hedging program.

PT-FI OPERATIONS
                                       Second Quarter         Six Months
                                     ------------------   -------------------
                                      1995       1994       1995       1994
                                    -------     -------   -------     -------
Ore milled (MTPD)                   113,100      71,300    99,100      72,300
Copper grade (%)                       1.26        1.39      1.31        1.38
Gold grade (grams per MT)              1.28        1.13      1.35        1.24
Recovery rate (%)
  Copper                               86.0        84.0      84.1        83.7
  Gold                                 72.7        73.0      72.7        70.9
Copper (000s of recoverable pounds)
  Production                        237,200     161,000   420,100     321,500
  Sales                             219,300     168,800   415,600     324,500
  Average realized price a            $1.27       $1.02     $1.28       $1.00
Gold (recoverable ounces)
  Production                        295,800     165,700   545,300     356,500
  Sales                             269,500     185,400   540,500     386,700
  Average realized price            $382.41     $378.00   $379.39     $379.53

Gross profit per pound of copper (cents):
Average realized price a              126.7       102.2     127.6        99.6
                                      -----       -----     -----       -----
Production costs:
  Site production and delivery         54.3 b      61.4      58.4 b      60.4
  Gold and silver credits             (47.9)      (42.5)    (50.3)      (45.6)
  Treatment charges                    19.9        24.2      19.7        23.7
  Royalty on metals                     4.1         2.0       4.3         1.7
                                      -----       -----     -----       -----
    Cash production costs              30.4        45.1      32.1        40.2
  Depreciation and amortization        11.0         7.5       9.6         7.5
                                      -----       -----     -----       -----
    Total production costs             41.4        52.6      41.7        47.7
                                      -----       -----     -----       -----
Revenue adjustments c                   1.1         5.2      (1.4)       (0.3)
                                      -----       -----     -----       -----
Gross profit per pound of copper       86.4        54.8      84.5        51.6
                                      =====       =====     =====       =====
a. Excluding amounts recognized under PT-FI's copper price protection program, realizations would have been $1.36 and $0.99 per pound for the second quarter of 1995 and 1994, respectively, and $1.35 and $0.98 per pound for the six-month periods of 1995 and 1994, respectively.
b. Excludes the materials and supplies inventory reserve adjustment discussed earlier (5.7 cents and 3 cents per pound for the second-quarter and six-month 1995 periods, respectively).
c. Reflects adjustments primarily for prior period concentrate sales and amortization of the cost of the copper price protection program.

     With the expansion completed, PT-FI is focusing on maximizing efficiencies and, as expected, unit site production and delivery costs have declined. PT-FI intends to continue to fine-tune its operations to achieve cost efficiencies and maximum cash flows from its expanded operations.

     Gold and silver credits increased primarily because of a rise in comparative gold grades. Per pound treatment charges declined because of reduced rates negotiated at the end of 1994 resulting from the overall tightness in the copper concentrates market, somewhat offset by higher price participation payments. Unit royalties rose because of increased copper prices, as PT-FI's copper royalty rate varies from 1.5 percent to 3.5 percent depending on the price of copper.

     The second-quarter 1995 depreciation rate of 11 cents per pound includes the additional capital expenditures to support current operating levels of 118,000 MTPD. Future changes to the depreciation rate will depend on future capital costs, together with consideration of any changes in ore reserve estimates.

     PT-FI has commitments from various parties to purchase virtually all of its estimated 1995 production of approximately 900 million pounds of copper and 1.2 million ounces of gold, at market prices. With the completion of the 118,000 MTPD expansion, management's present intention is to provide a floor price for its future sales, when attainable at an acceptable cost, to protect operating cash flow from the impact of potentially significant declines in copper prices while providing for full participation in potentially higher prices. During the second half of 1995, PT-FI will realize $1.15 per pound on
241.4 million pounds of copper sales and has established a minimum average price of $0.83 per pound on the remaining second half copper sales with full participation in prices above that amount. For 1996 and the first quarter of 1997, PT-FI has established a minimum average price of $0.90 per pound on 1.2 billion pounds of copper sales, with full participation in prices above that amount. As conditions warrant, PT-FI may modify or extend its existing programs. At June 30, 1995, the unrecognized cost to unwind its hedging positions (including $36 million of cost included in inventory) was approximately $40 million. At June 30, 1995, copper sales totaling 290.2 million pounds remained to be contractually priced in 1995. As a result of PT-FI's hedging activities, 124.4 million of those pounds, which are currently recorded at $1.37 per pound, are subject to changes in the price of copper.

     During the first quarter of 1995, PT-FI implemented a gold pricing strategy designed to take advantage of the premium which exists between the spot and futures gold price. As of June 30, 1995, PT-FI will earn an additional $2.7 million on 585,000 ounces of gold sales in September 1995 through February 1996.

RTM OPERATIONS
                                    Second Quarter           Six Months
                                  -------------------    ------------------
                                   1995        1994       1995       1994
                                  ------      -------    -------    -------
Concentrate treated (MT)          55,900      126,400    174,300    244,400
Anode production (000s of
  pounds)                         39,200       91,900    123,100    175,500
Cathode production (000s
  of pounds)                      55,100       77,800    130,500    154,100

     RTM's 1995 results were adversely affected by significantly lower treatment charge rates somewhat offset by higher price participation. Second quarter smelter operations were negatively affected by the shutdown of RTM's smelter for approximately half of the quarter to tie-in expansion equipment and for maintenance turnarounds. In late July 1995, RTM's smelter was shutdown for approximately one week because of a labor strike at an adjacent facility which resulted in the temporary curtailment of cooling water at RTM's facilities. Also in July 1995 RTM completed the sale of its mining operations to a group of its employees. This sale, which involves certain payments by RTM as discussed below, is not expected to result in significant gain or loss being recognized by FCX. RTM's results for the six-month 1995 period were also negatively impacted by the strengthening of the Spanish peseta against the U.S. dollar which, at current operating levels, has an approximately $1 million impact on RTM's annual earnings and cash flow for each one peseta change in the exchange rate.

OTHER FINANCIAL RESULTS
FCX's exploration costs totaled $11.7 million for the 1995 quarter and $11.6 million for the 1994 quarter while the six-month periods both totaled $19.6 million. FCX and RTZ Corporation PLC (RTZ) are in the process of completing agreements to establish exploration joint ventures whereby RTZ would be a 40 percent joint venture partner and will pay for approved exploration expenditures until it has paid an aggregate $100 million, including $6 million charged to expense in the second quarter of 1995 (Note 1). FCX (60 percent) and RTZ (40 percent) will then pay ratably for any additional exploration costs and costs to develop projects within PT-FI's Block B Contract of Work
(COW) area and Eastern Mining's COW area.

     FCX's general and administrative expenses were $62.2 million for the six months ended June 30, 1995 compared with $49.4 million in the 1994 period.
The increase results from the additional personnel and administrative efforts required to manage the expanded operations. Third quarter general and administrative expenses may increase because of the impact of the higher share price of FCX Class B common stock on FCX's established management incentive compensation program. If the price of FCX Class B shares were to remain at $24.75 per share, the price on August 10, 1995, third quarter general and administrative expense would increase by approximately $15 million.

     FCX's total interest cost (before capitalization) rose to $40.9 million for the six-month 1995 period from $12.8 million in the 1994 period primarily caused by higher average debt levels. Because of the significant expansion projects at PT-FI and RTM, all interest was capitalized through the first quarter of 1995. As expansion activities are completed, interest costs are charged as expense prospectively. The 118,000 MTPD expansion was completed during the second quarter of 1995. Standard & Poor's has recently upgraded FCX's senior debt to the investment grade rating of BBB- as a result of the RTZ joint venture and the elimination of uncertainties regarding future financial needs for exploration and expansion related activities. This debt rating upgrade will reduce future interest costs for FCX and PT-FI.

     FCX's effective tax rate was 43 percent for the six-month period of 1995 and 1994. PT-FI's COW provides a 35 percent income tax rate and a 15 percent withholding on dividends paid to FCX by PT-FI and on interest for debt incurred after the signing of the COW. No income tax provision or benefit is recorded at RTM, which is subject to taxation in Spain, because it has not generated taxable income in recent years and has significant tax benefit carryforwards.

CAPITAL RESOURCES AND LIQUIDITY
Net cash provided by operating activities rose to $138.6 million for the first six months of 1995, compared with $95.9 million for the 1994 period, primarily because of higher net income. Cash flow used in investing activities reflects a decrease in PT-FI expenditures to $240.2 million, compared with $312.3 million in the 1994 period, with the completion of the 118,000 MTPD expansion during the second quarter, 1995. RTM expenditures increased to $67.9 million for the six-month 1995 period because of the smelter expansion, compared with $19.4 million in the 1994 period. Cash flow provided by financing activities totaled $156.4 million in 1995 compared with $241.9 million in 1994. During the second quarter of 1995, FCX acquired 2.5 million of its shares for an aggregate $52.8 million under its program to acquire shares when warranted by market conditions. In July 1995, FCX acquired another 0.9 million of its shares for an aggregate $17.6 million. The 1995 period included $228.9 million of proceeds from infrastructure financing and the 1994 period included $274.8 million from issuances of public securities.

     PT-FI's capital expenditures for the remainder of 1995 are expected to approximate $200 million for completion of the expansion and infrastructure assets. Expenditures will be funded by operating cash flow, further sales of infrastructure assets, the bank credit facility (Note 2) and other financing sources. PT-FI and RTZ are undertaking feasibility studies for an expansion of PT-FI's current milling capacity to 175,000-200,000 MTPD. For further expansion projects in the current Block A mining area, beyond the current 118,000 MTPD expansion, RTZ will provide up to $750 million to develop such projects. RTZ will receive the incremental cash flow attributed to PT-FI's interest in the expansion projects until it has received an amount equal to the funds it had provided with respect to PT-FI's interest plus interest based on RTZ's cost of borrowing. Subsequently, incremental cash flow will be shared by FCX (60 percent) and RTZ (40 percent).

     In March 1995, PT-FI sold certain of its port, marine, logistics and construction equipment and facilities for $100 million. In June 1995, PT-FI sold $100 million of its power-related assets and $48 million of its aviation assets bringing the total sales of infrastructure assets to $542.9 million through June 30, 1995 and leaving approximately $115 million for the remainder of 1995. PT-FI has guaranteed certain minimum rates of return in each of the above transactions.

     RTM has a turnkey contract to expand its smelter capacity to 270,000 metric tons of metal per year by early 1996 and has obtained $290 million of project financing, nonrecourse to FCX, including a working capital line. During June 1995, RTM entered into interest rate swaps, maturing in five years, on $80 million of its project financing at an average fixed rate of 6.1 percent. The expansion project continues on schedule and within budget and is approximately 75 percent complete. As discussed earlier, RTM sold its mining operations during the third quarter and, in exchange for assuming certain RTM liabilities, RTM will make cash payments to the buyers. RTM has arranged a loan to cover the initial payment of $19.5 million. The remaining approximately $19 million, which is payable over the next 2 1/2 years, may be funded by operating cash flow, bank loans or funding from FCX. RTM's future operating cash flow will be determined by the supply and demand for copper smelter capacity, smelter and refining production rates and the exchange rate between the U.S. dollar and Spanish peseta. PT-FI has a long-term contract to provide the smelter with a significant portion of its copper concentrate requirements.

     In January 1995, FCX agreed in principle to form a joint venture, 20 percent owned by FCX, to develop a 200,000 metric tons of metal per year copper smelter in Gresik, Indonesia. A feasibility study is expected to be completed this year and alternatives for financing the estimated $550 million aggregate project cost, plus approximately $100 million of working capital, are being reviewed. Upon completion of RTM's smelter expansion and the proposed Gresik smelter, FCX anticipates that approximately 70 percent of PT-FI's expanded annual concentrate production will be sold to affiliates at market prices.

     On July 5, 1995, the FCX Board of Directors declared a cash dividend of $0.15 per share on FCX's Class A common stock and Class B common stock, payable August 1, 1995. The declaration and amount of future dividends, if any, will depend upon appropriate action of the Board of Directors and economic and market factors which cannot be predicted.

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




                      FREEPORT-McMoRan COPPER & GOLD INC.



                         PART II.   OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            (a) The annual meeting of the security holders (the "Annual Meeting") of the registrant, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, was held on May 4, 1995. Matters voted upon were (i) the election of directors (there was no solicitation in opposition to management's nominees, all of whom were elected) and (ii) the ratification of the appointment of independent auditors.

            (c) The first matter voted upon at the Annual Meeting was the election of Leland O. Erdahl, Ronald Grossman, Rene L. Latiolais, George A. Mealey, James R. Moffett, Wolfgang F. Siegel, Elwin E. Smith and Eiji Umene as directors, each to serve for one year and until his successor is elected and qualified. The numbers of votes cast for or withheld from each nominee were as follows:

                                              FOR                 WITHHELD
                                              ---                 --------

                  Mr. Erdahl              194,441,852              389,383
                  Mr. Grossman            194,448,528              382,707
                  Mr. Latiolais           194,449,809              381,426
                  Mr. Mealey              194,452,336              378,899
                  Mr. Moffett             194,443,615              387,620
                  Mr. Siegel              194,306,225              525,010
                  Mr. Smith               194,430,817              400,418
                  Mr. Umene               194,297,447              533,788

                  The second matter voted upon at the Annual Meeting was the ratification of the appointment of Arthur Andersen LLP to act as the independent auditor of the registrant for 1995. The numbers of votes cast for or against and the number of abstentions as to such matter were as follows:

                      FOR                   AGAINST            ABSTENTIONS
                      ---                   -------            -----------

                  194,503,508                86,024                241,703


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


                              FREEPORT-McMoRan COPPER & GOLD INC.





                              By:     /s/ John T. Eads
                                   --------------------------------
                                          John T. Eads
                                   Controller - Financial Reporting
                                       (authorized signatory and
                                     Principal Accounting Officer)

Date:  August 11, 1995






                      FREEPORT-McMoRan COPPER & GOLD INC.



                                 EXHIBIT INDEX
                                --------------
                                                                 Sequentially
                                                                    Numbered
Number                   Description                                 Page
- ------                   ------------                            ------------

  2.1 AGREEMENT, dated as of May 2, 1995, by and between Freeport-McMoRan Inc.("FTX") and Freeport-McMoRan Copper & Gold Inc. ("FCX") on the one hand, and The RTZ Corporation PLC, a company organized under the laws of England ("RTZ"), RTZ Indonesia Limited, a company organized under the laws of England and a subsidiary of RTZ, and RTZ America, Inc., a Delaware corporation and a subsidiary of RTZ, on the other hand (the "Agreement"). Incorporated by reference to
          Exhibit 2.1 to the Current Report on Form 8-K of FTX dated as of May 26, 1995.

  2.2     Amendment dated May 31, 1995 to the Agreement.
          Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of FTX for the quarter ended June 30, 1995.

  3.1     Certificate of Incorporation of FCX, as amended.

  3.2     By-Laws of FCX, as amended.

  4.1     Certificate of Designations of the 7% Convertible
          Exchangeable Preferred Stock.

  4.2     Certificate of Designations of the Step-Up Convertible
          Preferred Stock, as amended.

  4.3     Certificate of Designations of the Gold-Denominated
          Preferred Stock, as amended.

  4.4     Certificate of Designations of the Gold-Denominated
          Preferred Stock, Series II, as amended.

  4.5     Certificate of Designations of the Silver-Denominated
          Preferred Stock, as amended.

 27.1     Financial Data Schedule