Form 10-Q
period 1995-09-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 1995-10-25
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1995



                      Commission File Number: 1-9916



                   Freeport-McMoRan Copper & Gold Inc.



Incorporated in Delaware                          74-2480931
                                      (IRS Employer Identification No.)


            1615 Poydras Street, New Orleans, Louisiana  70112


    Registrant's telephone number, including area code: (504)582-4000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---  ---

On September 30, 1995, there were issued and outstanding 84,100,108 shares of the registrant's Class A Common Stock, par value $0.10 per share, and 117,909,323 shares of its Class B Common Stock, par value $0.10 per share.







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

Exhibit Index                                                           E-1




                    FREEPORT-McMoRan COPPER & GOLD INC.
                      PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.
        ---------------------

                    FREEPORT-McMoRan COPPER & GOLD INC.
                   CONDENSED BALANCE SHEETS (Unaudited)

                                                September 30,   December 31,
                                                     1995           1994
                                                -------------   ------------
ASSETS                                                 (In Thousands)
Current assets:
Cash and short-term investments                    $   33,476     $   44,252
Accounts receivable                                   225,562        234,224
Inventories                                           383,578        314,022
Prepaid expenses and other                             20,280         10,896
                                                   ----------     ----------
  Total current assets                                662,896        603,394
Property, plant and equipment, net                  2,767,599      2,360,489
Other assets                                           81,696         76,314
                                                   ----------     ----------
Total assets                                       $3,512,191     $3,040,197
                                                   ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities           $  408,747     $  407,478
Current portion of long-term debt and
  short-term borrowings                                84,364         24,098
                                                   ----------     ----------
  Total current liabilities                           493,111        431,576
Long-term debt, less current portion                  975,641        525,612
Accrued postretirement benefits and other
  liabilities                                         175,944        213,043
Deferred income taxes                                 329,094        292,580
Minority interests                                     94,163         82,404
Mandatory redeemable preferred stock                  500,007        500,007
Stockholders' equity                                  944,231        994,975
                                                   ----------     ----------
Total liabilities and stockholders' equity         $3,512,191     $3,040,197
                                                   ==========     ==========



The accompanying notes are an integral part of these financial statements.




                    FREEPORT-McMoRan COPPER & GOLD INC.
                     STATEMENTS OF INCOME (Unaudited)

                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,
                           ---------------------   ----------------------
                             1995         1994        1995          1994
                           --------     --------   ----------     --------
                              (In Thousands, Except Per Share Amounts)
Revenues                   $469,812     $313,384   $1,300,087     $860,989
Cost of sales:
Production and delivery     216,216      192,292      661,952      529,430
Depreciation and
  amortization               33,888       18,387       83,996       53,827
                           --------     --------   ----------     --------
  Total cost of sales       250,104      210,679      745,948      583,257
Exploration expenses         (5,722)       9,941       13,888       29,525
General and
  administrative
  expenses                   54,934       29,403      117,138       78,844
                           --------     --------   ----------     --------
  Total costs and
    expenses                299,316      250,023      876,974      691,626
                           --------     --------   ----------     --------
Operating income            170,496       63,361      423,113      169,363
Interest expense, net       (17,737)        -         (29,536)        -
Other income (expense),
  net                        (2,761)         216       (4,399)        (685)
                           --------     --------   ----------     --------
Income before income
  taxes and minority
  interests                 149,998       63,577      389,178      168,678
Provision for income
  taxes                     (63,041)     (30,157)    (164,964)     (77,658)
Minority interests in
  net income of
  consolidated
  subsidiaries              (12,809)      (6,592)     (38,486)     (16,027)
                           --------     --------   ----------     --------
Net income                   74,148       26,828      185,728       74,993
Preferred dividends         (13,615)     (13,365)     (40,577)     (38,253)
                           --------     --------   ----------     --------
Net income applicable
  to common stock          $ 60,533     $ 13,463   $  145,151     $ 36,740
                           ========     ========   ==========     ========
Net income per share
  of common stock              $.30         $.07         $.71         $.18
                               ====         ====         ====         ====
Average common shares
  outstanding               204,058      205,933      205,056      205,692
                            =======      =======      =======      =======
Dividends per common
  share                        $.15         $.15         $.45         $.45
                               ====         ====         ====         ====

 The accompanying notes are an integral part of these financial statements.




                    FREEPORT-McMoRan COPPER & GOLD INC.
                    STATEMENTS OF CASH FLOW (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                       --------------------
                                                        1995         1994
                                                      --------     --------
                                                          (In Thousands)
Cash flow from operating activities:
Net income                                            $185,728     $ 74,993
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                         83,996       53,827
  Deferred income taxes                                 36,514       29,049
  Recognition of unearned revenue                      (36,207)        -
  Minority interests' share of net income               38,486       16,027
  (Increase) decrease in working capital:
    Accounts receivable                                 18,383        8,283
    Inventories                                        (74,178)     (36,969)
    Prepaid expenses and other                          (9,327)      (1,950)
    Accounts payable and accrued liabilities           (16,350)      27,336
  Other                                                 22,378       (7,648)
                                                      --------     --------
Net cash provided by operating activities              249,423      162,948
                                                      --------     --------
Cash flow from investing activities:
Capital expenditures:
  PT-FI                                               (361,378)    (481,840)
  RTM                                                 (124,756)     (51,613)
Investment in Freeport Copper Company                  (25,000)        -
Other                                                   (2,168)        -
                                                      --------     --------
Net cash used in investing activities                 (513,302)    (533,453)
                                                      --------     --------
Cash flow from financing activities:
Net proceeds from sale of:
  Preferred stock                                         -         252,985
  9 3/4% senior notes                                     -         116,276
Proceeds from debt, net                                265,350      137,540
Proceeds from infrastructure financing, net            228,899       17,319
Cash dividends paid:
  Common stock                                         (92,163)     (92,612)
  Preferred stock                                      (37,876)     (33,930)
  Minority interests                                   (27,228)     (18,282)
Purchase of FCX common shares                          (84,717)        -
Other                                                      838         -
                                                      --------     --------
Net cash provided by financing activities              253,103      379,296
                                                      --------     --------
Net increase (decrease) in cash and
  short-term investments                               (10,776)       8,791
Cash and short-term investments at
  beginning of year                                     44,252       13,798
                                                      --------     --------
Cash and short-term investments at
  end of period                                       $ 33,476     $ 22,589
                                                      ========     ========

 The accompanying notes are an integral part of these financial statements.




                    FREEPORT-McMoRan COPPER & GOLD INC.
                       NOTES TO FINANCIAL STATEMENTS

1.  OWNERSHIP OF FCX COMMON STOCK
In July 1995, Freeport-McMoRan Inc. (FTX) completed its restructuring by distributing all the shares of Freeport-McMoRan Copper & Gold Inc. (FCX) Class B common stock to FTX common stockholders. As a result of this distribution, FTX no longer owns any interest in FCX.

    Prior to the distribution, The RTZ Corporation PLC (RTZ) purchased
23.9 million shares of FCX Class A common stock (approximately 12 percent of the outstanding common stock of FCX) from FTX. Additionally, FCX and RTZ have agreed in principle to establish joint ventures whereby RTZ is to become a 40 percent joint venture partner in FCX's future production expansions and exploration and development activities in Indonesia. Under these contractual arrangements, RTZ has agreed to pay the next $100 million of exploration expenses with expenditures beyond $100 million shared 60 percent by FCX and 40 percent by RTZ. As of September 30, 1995, FCX had recorded a $20.1 million receivable from RTZ for exploration costs incurred from May 1995 through September 1995, including $6 million of previously reported second-quarter 1995 exploration expenses which were reversed as a credit to third-quarter 1995 exploration expenses. In FCX's Block A, RTZ has agreed under these contractual arrangements to fund up to $750 million of future expansion projects and receive 100 percent of incremental cash flow until RTZ recoups FCX's 60 percent share of costs with interest from 60 percent of incremental cash flow, after which incremental cash flow would be shared 60 percent by P.T. Freeport Indonesia Company (PT-FI) and 40 percent by RTZ. FCX will continue to receive 100 percent of cash flow from its existing production facilities as specified by the contractual arrangements. RTZ and FCX have agreed, that for strategic reasons, they will not proceed with the previously announced plan to have FCX sell a 25 percent interest in Rio Tinto Minera, S.A. to RTZ.

2.  CREDIT FACILITIES
In July 1995, the FTX credit agreement in which PT-FI participated was modified to become a separate $550 million facility for PT-FI ($480 million available at October 20, 1995) and a new $200 million facility was arranged for FCX and PT-FI ($59 million available at October 20, 1995). The new variable rate facilities mature in December 1999 and have covenants and security requirements similar to the previous FTX credit agreement. As part of FTX's restructuring, FCX assumed a guarantee of $90 million of FM Properties Inc. debt previously guaranteed by FTX and is receiving an annual three percent fee from FTX on the amount guaranteed.

3.  INTEREST COSTS
Interest expense excludes capitalized interest of $10.2 million and $8.5 million in the third quarter of 1995 and 1994, respectively, and $39.2 million and $21.3 million in the first nine months of 1995 and 1994, respectively.

4.  RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first nine months of 1995 and 1994 was 6 to 1 and 7.2 to 1, respectively. For this calculation, earnings are income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

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






Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

RESULTS OF OPERATIONS
Freeport-McMoRan Copper & Gold Inc. (FCX) operates through its majority-owned subsidiaries, P.T. Freeport Indonesia Company (PT-FI), P.T. Irja Eastern Minerals Corporation (Eastern Mining) and Rio Tinto Minera, S.A.
(RTM). PT-FI's operations involve the exploration for and development, mining and milling of ore containing copper, gold and silver in Irian Jaya, Indonesia. Eastern Mining conducts mineral exploration activities in Irian Jaya. RTM is engaged in the smelting and refining of copper concentrates in Spain.

                                Third Quarter            Nine Months
                             -------------------     --------------------
                               1995        1994        1995         1994
                              ------      ------     --------      ------
                                 (In Millions, Except Per Share Amounts)
Revenues                      $469.8      $313.4     $1,300.1      $861.0
Operating income               170.5 a,b    63.4        423.1 a,c   169.4
Net income to common stock      60.5 a,b    13.5        145.2 a,c    36.7
Net income per share             .30 a,b     .07          .71 a,c     .18
Operating income (loss) by subsidiary:
  PT-FI                       $183.9       $70.9       $460.2      $184.9
  RTM                           (7.1)       (2.9)       (16.8)       (0.3)
  Eastern Mining                 2.2        (3.0)        (3.9)       (4.5)
  Intercompany eliminations
    and other d                 (8.5)       (1.6)       (16.4)      (10.7)
                              ------       -----       ------      ------
                              $170.5       $63.4       $423.1      $169.4
                              ======       =====       ======      ======

a. Includes a $21.4 million noncash charge ($11.9 million to net income or $0.06 per share) under FCX's incentive compensation program resulting from the rise in FCX's common stock price during the quarter.

b. Includes a $6 million credit ($4.3 million to net income or $0.02 per share) for exploration costs incurred in the second quarter of 1995 (Note
1).

c. Includes a $12.5 million noncash charge ($7 million to net income or $0.03 per share) for a materials and supplies inventory reserve adjustment in connection with the completion of PT-FI's expansion program.

d. The profit on PT-FI's sales to RTM is not reflected in FCX's consolidated results until the completion of the smelting and refining process and subsequent sale by RTM. The increased level of PT-FI concentrate sales to RTM resulting from the expanded smelter capacity will cause FCX's consolidated quarterly earnings to move up or down depending on the timing of the shipments. The intercompany elimination of the profit on the PT-FI sales to RTM is expected to increase beginning in the fourth quarter of 1995.

   FCX's third-quarter and nine-month 1995 revenues rose significantly, reflecting record copper and gold sales levels achieved because of higher mill throughput, recovery rates and copper realizations. A robust demand for copper during 1995 has led to a drawdown of copper stocks held by exchanges and stronger than expected copper prices. Treatment charges and royalties increased because of the higher sales volumes. A reconciliation of revenues between the periods follows (in millions):

                                                         Third       Nine
                                                        Quarter     Months
                                                        -------   ---------
Revenues - 1994                                         $313.4*   $  861.0*
Increases (decreases):
RTM revenues, net of eliminations                        (19.9)       16.7
PT-FI revenues:
  Volumes:
    Copper                                                93.2       183.5
    Gold                                                  55.2       113.4
  Price realizations:
    Copper                                                49.8       161.1
    Gold                                                   0.1         0.4
  Treatment charges, royalties and other                 (22.0)      (36.0)
                                                        ------    --------
Revenues - 1995                                         $469.8*   $1,300.1*
                                                        ======    ========

* Includes net reductions totaling $17.5 million and $21.3 million for the third-quarter and nine-month periods of 1994, respectively, and $23.7 million and $55.4 million for the 1995 periods, respectively, recognized under PT-FI's copper price protection program.

    Fourth-quarter 1995 PT-FI sales, including sales to RTM, are projected to total approximately 300 million pounds of copper and 400,000 ounces of gold. For 1995, as FCX was completing its major expansion, it entered into a series of contracts during periods of copper price uncertainty and volatility to establish fixed prices on a portion of its copper production and to provide floor prices on a portion of its copper production. Management's present intention is to provide a floor price for its future copper sales through put option contracts, when attainable at an acceptable cost, to protect operating cash flow from the impact of potentially significant declines in copper prices while providing for full participation in potentially higher prices. During the fourth quarter of 1995, PT-FI will realize $1.16 per pound on 137.2 million pounds of copper sales and has established a minimum average price of $0.83 per pound on the remaining fourth-quarter copper sales with full participation in prices above that amount. For 1996 and the first quarter of 1997, PT-FI has established a minimum price of $0.90 per pound on 1.2 billion pounds of copper sales, with full participation in prices above that amount. As conditions warrant, PT-FI may modify or extend its existing programs. At September 30, 1995, $29.2 million of cost related to the price protection program is included in inventory.

    At September 30, 1995, copper sales totaling 346.5 million pounds remained to be contractually priced. However, as a result of PT-FI's hedging activities only 242.3 million of these pounds, which are recorded at an average of $1.32 per pound, are subject to adjustment in future periods because of price changes. Subsequent to September 30, 1995, copper prices have declined which, unless prices increase, would result in a downward adjustment to fourth-quarter 1995 revenues.

PT-FI OPERATIONS                     Third Quarter          Nine Months
                                  -------------------    -----------------
                                     1995       1994       1995      1994
                                   -------    -------    -------   -------
Ore milled (MTPD)                  122,200     69,900    106,900    71,500
Copper grade (%)                      1.32       1.56       1.31      1.44
Gold grade (grams per MT)             1.28       1.37       1.32      1.28
Recovery rate (%)
  Copper                              86.8       83.5       85.1      83.6
  Gold                                78.1       73.5       74.7      72.0
Copper (000s of recoverable pounds)
  Production                       274,300    178,300    694,400   499,800
  Sales                            258,200    169,400    673,800   493,900
  Average realized price a           $1.24      $1.05      $1.26     $1.02
Gold (recoverable ounces)
  Production                       348,500    200,700    893,800   557,200
  Sales                            338,700    194,200    879,200   580,900
  Average realized price           $382.27    $381.89    $380.67   $380.21

Gross profit per pound of copper (cents):
Average realized price a             124.3      105.0      125.9     101.8
                                     -----      -----      -----     -----
Production costs:
  Site production and delivery        48.2       54.9       54.5b     58.5
  Gold and silver credits            (51.4)     (44.6)     (50.7)    (45.2)
  Treatment charges                   19.3       24.2       19.5      23.9
  Royalty on metals                    4.4        3.4        4.3       2.3
                                     -----      -----      -----     -----
    Cash production costs             20.5       37.9       27.6      39.5
  Depreciation and amortization       11.0        7.5       10.2       7.5
                                     -----      -----      -----     -----
    Total production costs            31.5       45.4       37.8      47.0
                                     -----      -----      -----     -----
Revenue adjustments c                 (3.8)      (0.3)      (1.9)     (0.6)
                                     -----      -----      -----     -----
Gross profit per pound of
  copper                              89.0       59.3       86.2      54.2
                                     =====      =====      =====     =====

a. Excluding amounts recognized under PT-FI's copper price protection program, realizations would have been $1.32 and $1.13 per pound for the third quarter of 1995 and 1994, respectively, and $1.33 and $1.04 per pound for the nine-month period of 1995 and 1994, respectively.

b. Excludes the materials and supplies inventory reserve adjustment discussed earlier (1.9 cents per pound).

c. Reflects adjustments primarily for prior period concentrate sales and amortization of the cost of the copper price protection program.

    Mill throughput averaged a record 122,200 metric tons of ore per day
(MTPD) for the 1995 third quarter and is expected to be sustained at approximately 125,000 MTPD. With the expansion completed, PT-FI is focusing on maximizing efficiencies. Cash production costs for the third-quarter 1995 averaged $0.205 per pound of copper. PT-FI intends to continue to fine-tune its operations to achieve cost efficiencies and maximum cash flows from its expanded operations.

    Gold and silver credits per pound increased primarily because of a rise in comparative gold grades and recovery rates. Per pound treatment charges declined because of reduced rates negotiated at the end of 1994 resulting from the overall tightness in the copper concentrates market, somewhat offset by higher price participation payments. Based on current market conditions, treatment charge rates for a large portion of 1996 projected sales will be negotiated in the fourth quarter of 1995; average treatment charges may increase somewhat in 1996 but are expected to remain below 1994 levels. Unit royalties rose because of increased copper prices, as PT-FI's copper royalty rate varies from 1.5 percent to 3.5 percent depending on the price of copper.

    In April 1995 PT-FI increased its depreciation rate to 11 cents per pound to include the additional capital expenditures to support the expanded operations. Future changes to the depreciation rate will depend on future capital costs and changes in ore reserve estimates.

RTM OPERATIONS
                                      Third Quarter        Nine Months
                                    ------------------   -----------------
                                      1995       1994      1995      1994
                                    -------    -------   -------   -------
Concentrate treated (MT)            117,100    120,200   291,400   364,600
Anode production (000s of pounds)    76,700     86,400   199,800   261,900
Cathode production (000s of
  pounds)                            70,800     79,200   201,300   233,300


   RTM's smelter was shutdown for approximately six weeks during the second quarter of 1995 to tie-in expansion equipment and for maintenance turnarounds. During the third-quarter 1995, the smelter was shutdown again for one week because of the curtailment of cooling water at RTM's facilities caused by a labor strike at an adjacent facility. Additionally in July 1995, RTM sold its mining operations incurring a $2.3 million loss.

   Significantly lower treatment charge rates, somewhat offset by higher price participation, have adversely affected RTM's operating results throughout 1995. Also negatively impacting 1995 results has been the strengthening of the Spanish peseta against the U.S. dollar throughout most of 1995 which, at current operating levels, has an approximately $1 million impact on RTM's annual earnings and cash flow for each one peseta change in the exchange rate.

OTHER FINANCIAL RESULTS
FCX reported a $5.7 million credit for exploration costs in the third quarter of 1995 after reversing costs charged to expense in May and June 1995 which will be reimbursed by The RTZ Corporation PLC (RTZ) (Note 1). Exploration activities within PT-FI's Block A Contract of Work (COW) area continue to yield promising results, particularly at the Lembah Tembaga and Kucing Liar prospects. FCX previously announced the delineation of a geologic resource of 90-100 million metric tons of mineralization averaging approximately 1.6 percent copper equivalents at the Lembah Tembaga prospect, while drilling at the Kucing Liar prospect indicates approximately 200-350 million metric tons of mineralization averaging approximately 2-4 percent copper equivalents. Drilling is also continuing within Block B and the Eastern Mining blocks, yielding promising results.

   FCX's general and administrative expenses were $117.1 million for the nine months ended September 30, 1995 compared with $78.8 million in the 1994 period. Third-quarter 1995 general and administrative expenses include a $21.4 million charge under FCX's established management incentive compensation program resulting from an increase in the price of FCX Class B common stock during the quarter. Increased general and administrative expenses were also required because of additional personnel and administrative efforts to manage the expanded operations.

   FCX's total interest cost (before capitalization) rose to $68.8 million for the nine-month 1995 period from $21.3 million in the 1994 period primarily caused by higher average debt levels. Because of the significant expansion projects at PT-FI and RTM, all interest was capitalized during 1994 and the first quarter of 1995. As expansion activities are completed, interest costs are charged as expense prospectively. The PT-FI expansion was completed during the second quarter of 1995. The RTM expansion is expected to be substantially complete by year-end.

   FCX's effective tax rate was 42 percent and 46 percent for the nine-month period of 1995 and 1994, respectively. PT-FI's COW provides a 35 percent income tax rate and a 15 percent withholding on dividends paid to FCX by PT-FI and on interest for debt incurred after the signing of the COW. No income tax provision or benefit is recorded at RTM, which is subject to taxation in Spain, because RTM did not generate taxable income and has significant tax benefit carryforwards.

CAPITAL RESOURCES AND LIQUIDITY
Net cash provided by operating activities rose to $249.4 million for the first nine months of 1995, compared with $162.9 million for the 1994 period, primarily because of higher net income. The increase in inventories reflects an increase in concentrate inventory primarily caused by PT-FI production levels exceeding budget. Cash flow used in investing activities reflects a decrease in PT-FI capital expenditures with the completion of the expansion earlier this year. RTM expenditures increased because of the smelter expansion. Cash flow provided by financing activities totaled $253.1 million in 1995 compared with $379.3 million in 1994. The 1995 period included $228.9 million of proceeds from infrastructure financing and the 1994 period included $369.3 million from issuances of public securities. During the nine month period of 1995, FCX acquired 3.9 million of its shares for $84.7 million.

   In September 1995, FCX announced an open market share purchase program for up to 20 million shares, in total, of its Class A and Class B common shares representing approximately 10 percent of its shares outstanding.
The timing of purchases is dependent upon many factors, including the price of common shares, the company's business and financial position, and general economic and market conditions.

   PT-FI's capital expenditures for the remainder of 1995 are expected to approximate $100 million primarily for infrastructure assets. Expenditures will be funded by operating cash flow, further sales of infrastructure assets, the bank credit facility (Note 2) and other financing sources. Additionally, a feasibility study to expand PT-FI's current milling capacity to 175,000-200,000 MTPD is under way with a possible increase to the 200,000-230,000 MTPD level depending on the future results of FCX's exploration activities. RTZ will finance up to $750 million for further expansion projects in the current Block A mining area (Note 1).

   In September 1995, FCX paid Freeport-McMoRan Inc. $25 million cash for 100 percent of the stock of Freeport Copper Company whose sole asset is a 50 percent interest in a joint venture with ASARCO Santa Cruz, Inc. controlling approximately 7,600 contiguous acres in Arizona. An exploratory drilling program in this area has identified a significant copper ore resource, with considerable potential for additional ore. The joint venture is involved in a research project for an experimental in-situ leaching process to mine the copper ore.

   RTM has a turnkey contract to expand its smelter capacity to 270,000 metric tons of metal per year and has obtained $290 million of project financing, nonrecourse to FCX, including a working capital line. During 1995, RTM entered into $160 million of interest rate swaps maturing in five years at an average fixed rate of 6.1 percent. The expansion project continues within budget and on schedule for substantial completion by year-end. As a result of its expansion, RTM will receive over $50 million in grants from the Spanish government over the next 1 1/2 years. RTM sold its mining operations during the third quarter and, in exchange for assuming certain RTM liabilities, RTM will make cash payments totaling approximately $37 million to the buyers. The initial payment was funded with a bridge loan secured by future grant receipts. The remaining approximately $19 million, which is payable over the next 2 1/2 years, may be funded by operating cash flow, bank loans, the Spanish government grants or FCX. RTM's future operating cash flow will be determined by the supply and demand for copper smelting and refining capacity, smelting and refining production rates and the exchange rate between the U.S. dollar and Spanish peseta. PT-FI has a long-term contract to provide the smelter with a significant portion of its copper concentrate requirements.

   In January 1995, FCX agreed in principle to form a joint venture, 20 percent owned by FCX, to develop a 200,000 metric tons of metal per year copper smelter in Gresik, Indonesia. A feasibility study and financing for the estimated $550 million aggregate project cost, plus approximately $100 million of working capital, are expected to be completed by year-end or early 1996. Construction is expected to begin late this year. Upon completion of RTM's smelter expansion and the proposed Gresik smelter, FCX anticipates that approximately 70 percent of PT-FI's annual concentrate production at today's throughput rates will be sold to affiliates at market prices.

   In September 1995, the FCX Board of Directors raised its regular quarterly cash dividend 50 percent to $0.225 per share for its Class A and Class B common stock. On October 5, 1995, the FCX Board of Directors declared a cash dividend of $0.225 per share on FCX's Class A and Class B common stock, payable November 1, 1995.

                           --------------------
The results of operations reported and summarized above are not necessarily indicative of future operating results.




                       PART II.   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------
          (a) The exhibits to this report are listed in the Exhibit Index appearing on Page E-1 hereof.
          (b) During the quarter for which this report is filed, the registrant filed one Current Report on Form 8-K, dated July 5, 1995, reporting information under Item 1 and Item 7.




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

Date:  October 25, 1995





                            EXHIBIT INDEX
                           --------------
                                                              Sequentially
                                                                 Numbered
Number                       Description                          Page
------                       -----------                      ------------
2.1 Distribution Agreement dated as of July 5, 1995 between Freeport-McMoRan Inc. ("FTX") and Freeport-
        McMoRan Copper & Gold Inc. ("FCX"). Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of FTX for the quarter ended September
        30, 1995 (the "FTX Third Quarter Form 10-Q").

4.1     Fifth Amendment dated as of July 17, 1995 to the
        Credit Agreement dated as of October 27, 1989, as amended and restated as of June 1, 1993, and as further amended through the Fourth Amendment, Consent and Limited Waiver thereto dated as of November 23, 1994, among P.T. Freeport Indonesia
        Company ("PT-FI"), FCX, FTX, First Trust of New
        York, National Association, as PT-FI Trustee,
        Chemical Bank, as agent, and The Chase Manhattan
        Bank (National Association), as documentary agent.

4.2     Credit Agreement dated as of June 30, 1995 among
        PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, Chemical
        Bank, as agent, and The Chase Manhattan Bank
        (National Association), as documentary agent.

4.3     Credit Agreement dated as of June 30, 1995 among FM
        Properties Operating Co. ("FMPOC"), FTX, FCX, certain banks, Chemical Bank, as Administrative
        Agent and Collateral Agent, and The Chase Manhattan
        Bank (National Association), as Documentary Agent.
        Incorporated by reference to Exhibit 4.2 to the FTX Third Quarter Form 10-Q.

4.4     FCX Guaranty Agreement dated as of July 17, 1995.

4.5 Second Amended and Restated Note Agreement dated as of June 30, 1995 among FMPOC, FTX, FCX, Chemical
        Bank, and Hibernia National Bank, individually and as Agent. Incorporated by reference to Exhibit 4.4 to the FTX Third Quarter Form 10-Q.

11.1    Computation of Net Income per Common and Common
        Equivalent Share

27.1    Financial Data Schedule