Form 10-K405
period 1995-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 1996-03-27
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1995

                  Commission file number 1-9916

               Freeport-McMoRan Copper & Gold Inc.
     (Exact name of registrant as specified in its charter)

     DELAWARE                                74-2480931
(state or other                           (I.R.S. Employer
  jurisdiction                          Identification Number)
of incorporation
or organization)

       1615 Poydras Street, New Orleans, Louisiana  70112
       Registrant's telephone number, including area code:
                         (504) 582-4000

   Securities registered pursuant to Section 12(b) of the Act:

                                   Name of Each Exchange
Title of Each Class                on Which Registered
-------------------                ----------------------------
Class A Common Stock par value     New York Stock Exchange and
  $0.10 per share                     Australian Stock Exchange
Class B Common Stock par value     New York Stock Exchange and
  $0.10 per share                     Australian Stock Exchange
Depositary Shares representing     New York Stock Exchange
  0.05 shares of 7% Convertible
  Exchangeable Preferred Stock,
  par value $0.10 per share
Depositary Shares representing     New York Stock Exchange
  0.05 shares of Step-Up
  Convertible Preferred
  Stock, par value
  $0.10 per share
Depositary Shares representing     New York Stock Exchange
  0.05 shares of Gold-Denominated
  Preferred Stock, par value
  $0.10 per share
Depositary Shares, Series II,      New York Stock Exchange
  representing 0.05 shares of
  Gold-Denominated Preferred
  Stock, Series II, par value
  $0.10 per share
Depositary Shares representing     New York Stock Exchange
  0.025 shares of Silver-
  Denominated Preferred Stock,
  par value $0.10 per share
9-3/4% Senior Notes due 2001 of    New York Stock Exchange
  P.T. ALatieF Freeport Finance
  Company B.V., guaranteed
  by the registrant

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---
     The aggregate market value of all classes of voting stock (common and preferred) held by non-affiliates of the registrant on March 8, 1996 was approximately $6,832,931,000.
     On March 8, 1996 there were issued and outstanding 77,180,781 shares of Class A Common Stock and 118,246,493 shares of Class B Common Stock.

               DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's Annual Report to stockholders for the year ended December 31, 1995 are incorporated by reference into Parts II and IV of this Report and portions of the Proxy Statement dated March 21, 1996 submitted to the registrant's stockholders in connection with its 1996 Annual Meeting to be held on April 30, 1996 are incorporated by reference into Part III of this Report.






                                  TABLE OF CONTENTS
                                                                       Page
          Part I..........................................................1
          Items 1. and 2. Business and Properties.........................1
               General....................................................1
               Relationship with Freeport-McMoRan Inc.....................1
               Republic of Indonesia......................................2
               Contracts of Work..........................................3
               Relationship with The RTZ Corporation......................3
               Gresik Smelter.............................................4
               Ore Reserves...............................................4
               Mining Operations..........................................5
               Exploration................................................6
               Milling and Production.....................................6
               Infrastructure Improvements................................7
               Marketing..................................................8
               Competition................................................9
               Environmental Matters......................................9
               Credit Facilities.........................................10
               Employees of PT-FI and Relationship with
                   FM Services Company...................................10

          Item 3.  Legal Proceedings.....................................11

          Item 4.  Submission of Matters to a Vote of Security Holders...11
                   Executive Officers of the Registrant..................12

          Part II........................................................12
          Item 5.  Market  for Registrant's  Common  Equity  and  Related
                   Stockholder Matters...................................12
          Item 6.  Selected Financial Data...............................12
          Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................12
          Item 8.  Financial Statements and Supplementary Data...........12
          Item 9.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..................12

          Part III.......................................................13
          Item 10.  Directors and Executive Officers of the Registrant...13
          Item 11.  Executive Compensation...............................13
          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management...........................................13
          Item 13.  Certain Relationships and Related Transactions.......13

          Part IV........................................................14
          Item 14.  Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K.............................................14

          Signatures....................................................S-1

          Index to Financial Statements.................................F-1

          Report of Independent Public Accountants......................F-1

          Exhibit Index.................................................E-1






                                       PART I

          Items 1 and 2.  Business and Properties.

          General

               Freeport-McMoRan Copper & Gold Inc., a Delaware corporation ("FCX" or the "Company"), is one of the world's largest copper and gold companies in terms of reserves and production, and believes that it has one of the lowest cost copper producing operations in the world, taking into account customary by-product credits for related gold and silver production.

               FCX's principal operating subsidiary is P.T. Freeport Indonesia Company ("PT-FI"), a limited liability company organized under the laws of the Republic of Indonesia and domesticated in Delaware. PT-FI engages in the exploration for and development, mining and processing of ore containing copper, gold and silver in Irian Jaya, Indonesia pursuant to an agreement (a "Contract of Work" or "COW") with the government of the Republic of Indonesia (the "Indonesian Government") and in the worldwide marketing of concentrates containing these metals. FCX owns directly an 81.28% interest in PT-FI. Of the remaining 18.72%, 9.36% is owned by each of the Indonesian Government and P.T. Indocopper Investama Corporation, an Indonesian limited liability company ("PT-II"), in which FCX owns a 49% interest, giving FCX an aggregate 85.87% ownership interest in PT-FI. PT-FI's operations are located in the remote rugged highlands of the Sudirman Mountain Range in the province of Irian Jaya, Indonesia, located on the western half of the island of New Guinea. The PT-FI COW permits extensive exploration, mining and production activities in an original 24,700 acre area, referred to as "Block A," and an exploration area originally consisting of 6.5 million acres, referred to as "Block B." See "Contracts of Work." PT-FI's largest mine, Grasberg, was discovered in Block A in 1988 and contains the largest single gold reserve and one of the three largest open-pit copper reserves in the world.

               Through P.T. IRJA Eastern Minerals Corporation ("Eastern Mining"), FCX holds an additional COW in Irian Jaya covering an approximately 2.5 million acre exploration area. Eastern Mining was formed in 1994 for the purpose of acquiring, holding and developing the Eastern Mining COW. FCX owns 90% of the outstanding common stock of Eastern Mining through a wholly-owned subsidiary, and the remaining 10% is owned by PT-II, giving FCX an aggregate 94.9% ownership interest in Eastern Mining.

               FCX is also engaged in the smelting and refining of copper concentrates in Spain through its indirect, wholly-owned subsidiary, Rio Tinto Minera, S.A. ("RTM"). During 1995, PT-FI supplied RTM with approximately 182,000 tons of copper concentrate and is expected to supply approximately 428,000 tons in 1996, providing for approximately 40% and an estimated 50%, respectively, of RTM's requirements in those years. RTM has essentially completed construction of the expansion of its smelter production capacity from 180,000 to approximately 270,000 tons of metal per year, which should enable RTM to achieve significant unit cost efficiencies and is expected to bring RTM's cash costs into the smelter industry's lowest quartile worldwide. The expanded annual production rate should be realized by mid-1996.


          Relationship with Freeport-McMoRan Inc.

               Until mid-1995, FCX was a majority-owned subsidiary of Freeport-McMoRan Inc., a Delaware corporation listed on the New York Stock Exchange ("FTX"). In July 1995, the Board of Directors of FTX declared and paid a distribution to holders of its common stock of all of the 117,909,323 Class B common shares of FCX owned by FTX. Prior to the distribution, the FCX stockholders approved changes to FCX capital structure and voting rights that, among other things, provided holders of FCX Class B Common Stock with the right to elect 80% of the FCX directors and provided holders of FCX Class A Common Stock and holders of FCX preferred stock, voting together, with the right to elect the balance of such directors. Except for voting rights the two classes of FCX common stock are identical.

               The distribution was  the final step  in a restructuring  of
          FTX, as a result of which FTX no longer owns any interest in FCX.
           In connection with the restructuring, FTX also sold an aggregate
          of  23.9  million  shares  of  FCX   Class  A  Common  Stock   to
          subsidiaries of The RTZ Corporation PLC ("RTZ"), which also acquired (i) the right to nominate a number of FCX directors proportionally equal to RTZ's percentage ownership of all outstanding shares of Class A and Class B Common Stock and (ii) significant beneficial interests in the PT-FI and Eastern Mining COWs in return for its agreement to fund substantial exploration and expansion costs. See "Relationship with The RTZ Corporation," below.

               In order to ensure the tax free nature of the distribution of FCX Class B Common Stock, FCX has agreed that, unless it obtains an opinion of tax counsel or supplemental letter ruling from the Internal Revenue Service that the tax free nature of the distribution would not be adversely affected, (a) until July 17, 2000 it will not initiate or support any action that would change the manner in which its directors are elected and (b) until July 17, 1997 it will (i) not issue any shares of any class of preferred stock that would not entitle its holders to vote together with the Class A Common Stock and the existing classes of preferred stock in the election of directors, (ii) not dispose of any PT-FI common stock, subordinated promissory notes or production payment loans held by it on July 17, 1995, (iii) take no affirmative step to merge, liquidate or, except in the ordinary course of business, sell any of its assets, (iv) use its best efforts to cause PT-FI to remain the operator under the 1991 COW (See "Contracts of Work") and continue its business in a substantially changed manner, or (v) subject to certain permitted conditions, not redeem or reacquire shares of Class B Common Stock. FCX and FTX also agreed to transition certain management
          services to FCX by  July 17, 1996.   See "Employees of PT-FI  and
          Relationship with FM Services Company."

          Republic of Indonesia

               The Republic of Indonesia consists of more than 17,000 islands stretching 3,000 miles across the equator from Malaysia to Australia and is the fourth most populous nation in the world with almost 200 million citizens. Following many years of Dutch colonial rule, Indonesia gained independence in 1945 and now has a presidential republic system of government in which parliamentary and presidential elections are held every five years. President Suharto, who assumed power in 1966 and is now 74, was re-elected in 1993 to a sixth consecutive five-year term expiring in 1998.

               Maintaining a good relationship with the Indonesian Government is of particular importance to the Company because its principal operations are located in Indonesia. PT-FI's mining complex was Indonesia's first copper mining project and was the first major foreign investment in Indonesia following the economic development program instituted by the Suharto administration in 1967. PT-FI works closely with the central, provincial and local governments in development efforts in the vicinity of its operations. The Company operates in Indonesia through PT-FI by virtue of the PT-FI COW and through Eastern Mining by virtue of the Eastern Mining COW, both of which have 30-year terms, provide for two 10-year extensions under certain conditions, and govern PT-FI's and Eastern Mining's rights and obligations relating to taxes, exchange controls, repatriation and other matters. Both COWs were concluded pursuant to the 1967 Foreign Capital Investment Law, which expresses Indonesia's foreign investment policy and provides basic guarantees of remittance rights and protection against nationalization, a framework for economic incentives and basic rules regarding other rights and obligations of foreign investors.

               PT-FI's mining operations are located in the Indonesian province of Irian Jaya, which occupies the western half of the island of New Guinea and became part of Indonesia during the early 1960s. The area surrounding PT-FI's mining development is sparsely populated by primitive indigenous tribes and former residents of more populous areas of Indonesia, some of whom have resettled in Irian Jaya under the Indonesian Government's transmigration program. Certain members of the indigenous population oppose Indonesian rule over Irian Jaya, and several small separatist groups seek political independence for the province. Sporadic attacks on civilians by the separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military have led to allegations of human rights violations. PT-FI personnel have not been involved in those conflicts, although the Indonesian military occasionally has exercised its right to appropriate transportation and other equipment of PT-FI, and some of that equipment allegedly has been used by the military in its security operations.

               On March 10 and 12, 1996, there were disturbances in the mining town of Tembagapura and the port town of Timika, respect-ively, in which area tribesmen engaged in acts of vandalism that resulted in damage to Company property currently estimated to be less than $5.0 million. Although the Company's mining and milling facilities were not damaged, the Company closed the mine and mill for three days as a precautionary measure, and promptly restored both to full production after the Indonesian Government increased the military presence in the area. Concentrate shipments to customers were not interrupted. Initial reports indicate that the disturbance was triggered by a false report that a tribesman had died after being struck by a Company-owned vehicle.

               Company executives, Indonesian Government officials and tribal leaders have met on several occasions since these disturbances to discuss issues related to development at and around the mine site, the effect of development on the indige-nous people, and the opportunities available to the indigenous people to participate in and benefit from that development. Spokespersons for the tribal groups have indicated that they seek greater participation by their tribes in the development of the region, including more job opportunities, better access to job training and education, preferences for native-born Irianese and changes to the Company's community development and security operations. The Company is currently evaluating these requests and has agreed to provide responsive proposals within 30 days.

               PT-FI's policy has been to operate in Irian Jaya in compliance with all Indonesian laws and in a manner that improves the lives of the indigenous population. PT-FI incurs significant costs associated with its social and cultural activities. Such activities include comprehensive job training programs, basic education programs, extensive malaria control and general public health programs, agricultural assistance programs, a business incubator program to encourage the local people to establish their own small scale businesses, cultural preservation programs, and charitable donations. The Company anticipates that PT-FI will continue to provide financial support for these programs in the future.

               As a result of the recent meetings with tribal leaders described above, the Company, with the help of the Indonesian Government, is considering a redistribution of these community development programs and redefining who should be their primary beneficiaries. Management believes that the Company's historical commitment to the area, improved dialogue with the indigenous population, and increased military presence should ensure that the mine and mill operations will not be disrupted in the future.

               FCX maintains political risk insurance that covers a portion of its interest in PT-FI. The insurance is primarily designed to cover certain breach of contract risks. For information regarding a recent effort by the Overseas Private Investment Corporation to cancel certain of the Company's political risk insurance, see "Environmental Matters."


          Contracts of Work

               The PT-FI COW covers both Block A, which was originally the subject of a 1967 COW between PT-FI's predecessor and the Indonesian Government, and Block B, to which PT-FI gained rights in 1991. The initial term of the PT-FI COW expires in December 2021 with provisions for two 10-year extensions under certain conditions. Pursuant to the PT-FI COW, PT-FI is required to relinquish its rights to portions of Block B in amounts equal to 25% of the original 6.5 million acres at the end of each of three specified periods over a period of four to seven years, depending on extensions requested by PT-FI and granted by the Indonesian Government. The acreage to be released is determined by PT-FI and need not be contiguous. PT-FI relinquished approximately 1.7 million acres in December 1994 and approximately 1.6 million acres in December 1995. The final 25% relinquishment will occur in 1996, unless extended as expected until December 1998 or later. In order to determine which acreage to relinquish pursuant to these requirements, PT-FI has conducted an active exploration program since early 1992, focusing both on what PT-FI believes to be the most promising exploration opportunities in Block B and on identifying areas that appear to hold the least promise.

               In August 1994, Eastern Mining was granted the Eastern Mining COW covering approximately 2.5 million acres in three separate blocks adjacent to Block B. The Eastern Mining COW provides for a four to seven year exploratory term and 30-year term for actual mining operations with provisions for two 10-year extensions under certain conditions. Like the PT-FI COW, the
          Eastern Mining COW requires Eastern Mining to relinquish its right to portions of the Eastern Mining COW area determined by Eastern Mining in amounts equal to 25% of the approximately 2.5 million acres covered thereby at the end of each of three specified periods. The first relinquishment was scheduled to occur on August 15, 1995, but was extended by the Indonesian Government until August 15, 1996.


          Relationship with The RTZ Corporation

               In connection with the restructuring described above, in May and July 1995 subsidiaries of RTZ purchased from FTX an aggregate of 23.9 million shares of FCX Class A Common Stock (approximately 12% of the then outstanding FCX common stock). Pursuant to that transaction, RTZ acquired the right to nominate for election by FCX's stockholders the number of directors that is proportionately equal to the percentage ownership by RTZ and its subsidiaries of all outstanding shares of FCX Class A and Class B Common Stock, subject to certain limitations. FCX agreed to accept such nominations and refrain from taking any action that may hinder the election of such nominees. If the number of directors of FCX is reduced to less than ten, RTZ and its subsidiaries will have the right to nominate no less than one director to be elected by holders of Class A Common Stock and FCX preferred stock, provided that RTZ continues to hold at least approximately 21.5 million shares of Class A Common Stock. FCX has appointed two persons nominated by RTZ to serve as interim directors until the next election.

               RTZ also has certain rights to require the registration of its FCX stock and to acquire additional shares of FCX stock necessary to maintain its proportionate ownership interest in the event of a sale by FCX of shares of Class A or Class B Common Stock.

               The Company  and  RTZ  have agreed,  subject  to  Indonesian
          Government approval and execution of definitive agreements, to establish joint ventures pursuant to which RTZ will acquire an undivided 40% interest in the Eastern Mining COW and an undivided 40% interest in future production expansions and certain developmental activities in the areas covered by the PT-FI COW. Under these agreements, RTZ and the Company have established an exploration committee to approve exploration expenditures and RTZ has agreed to fund up to $100 million of exploration costs approved by the exploration committee in the areas covered by the PT-FI COW and the Eastern Mining COW, including $30.8 million incurred in 1995. Further exploration costs mutually agreed upon in these areas will be borne 60% by the Company and 40% by RTZ. RTZ has agreed to fund a minimum of $10 million of exploration expenditures in the Eastern Mining COW area and $40 million of exploration expenditures in Block A of the PT-FI COW.

               The Company and RTZ have completed a preliminary feasibility study and have commenced a detailed feasibility study of the expansion of PT-FI's mining and milling capacity to 190,000 metric tons of ore per day ("MTPD"). Any such expansion will be subject to the approval of the Indonesian Government, which has previously approved an expansion to 160,000 MTPD. Under its proposed arrangements with FCX, following commencement of concentrate production from expansions of PT-FI's existing mining and milling capacity financed by RTZ, RTZ will have a 40% interest in production exceeding specified annual amounts of copper, gold and silver estimated to be produced from the first 118,000 MTPD of ore mined each year through approximately 2021. For such expansion projects, subsidiaries of RTZ will provide up to $750 million for defined costs, of which 40% will be funded directly and 60% will be lent to PT-FI. Such loan will be non-recourse except as to incremental revenues attributable to such expansion projects. The parties will share incremental cash flow attributable to such expansion projects on the basis of 60% to PT-FI and 40% to RTZ. PT-FI will assign to RTZ its interest in such incremental cash flow until RTZ has received a return from such assigned interest equal to the funds lent to PT-FI plus interest based on RTZ's cost of borrowing.


          Gresik Smelter

               The PT-FI COW requires PT-FI, under certain conditions, to conduct a study of the feasibility of a copper smelting facility in Indonesia and, if deemed economically viable by PT-FI and the Indonesian Government, to construct or cause such smelter to be constructed. The feasibility study was completed in 1995 and PT-FI, Mitsubishi Materials Corporation ("Mitsubishi") and Fluor Daniel Asia, Inc. ("Fluor") have concluded an agreement providing PT-FI with a 20% ownership interest in a copper smelter/refinery to be constructed at Gresik, East Java, Indonesia having a design capacity of 200,000 metric tons of copper cathode per year. The project remains subject to financing and certain Indonesian Government approvals; however, project engineering has commenced and it is anticipated that construction will begin by mid-1996 and be completed by mid-1998.

               It is anticipated that PT-FI will provide all of the Gresik smelter's copper concentrate requirements at market rates; however, for the first 15 years of operations, PT-FI has agreed that treatment and refining charges will not fall below an established minimum rate. PT-FI has also agreed to assign, if necessary, any dividends payable out of the joint venture to support a 13% annual return to Mitsubishi for the first 20 years of commercial operations. Additionally, Fluor has an option, exercisable on the third anniversary of commercial operations, to require PT-FI to purchase its interest for an amount representing a 10% annual return on Fluor's investment.


          Ore Reserves

               All of PT-FI's proved and probable reserves, including the Grasberg deposit, lie within Block A. In 1995, PT-FI increased its proved and probable reserves by approximately 800 million tons of ore (as used herein "ton" refers to a metric ton ("MT"), which is equivalent to 2,204.62 pounds on a dry weight basis). As a result, PT-FI's total estimated proved and probable recoverable reserves as of December 31, 1995 increased since December 31, 1994, net of 1995 production, by 12.3 billion pounds of copper (44%), 12.5 million ounces of gold (32%) and 30.3 million ounces of silver (38%). PT-FI's estimated proved and probable recoverable reserves, on a 100% basis, as of December 31, 1995 were 40.3 billion pounds of copper, 52.1 million ounces of gold and 111.1 million ounces of silver. RTZ does not participate in year-end 1994 ore reserves, but with limited exceptions will participate with respect to new reserves discovered thereafter within the PT-FI COW and Eastern Mining COW areas pursuant to the joint ventures described under "Relationship with The RTZ Corporation."

               The Grasberg deposit contains the largest single gold reserve and is one of the three largest open-pit copper reserves of any mine in the world. The Grasberg deposit contains combined open pit and underground proved and probable ore reserves as of December 31, 1995 of 1.76 billion tons at an average grade of 1.11% copper, 1.21 grams of gold per ton and 3.21 grams of silver per ton, representing an increase, net of 1995 production, in recoverable copper, gold and silver of 11.7 billion pounds of copper (50%), 11.8 million ounces of gold (31%) and 27 million ounces of silver (46%) over December 31, 1994 amounts.

               The increase in proved and probable reserves at the Grasberg deposit is largely the result of a drilling program that has provided data from the surface to a depth of approximately 2,850 meters above sea level. PT-FI currently is driving an adit (the "Amole adit") to the center point of the currently delineated Grasberg ore body at the approximately 2,900 meter elevation level. The Amole adit is expected to be completed in 1996 and will facilitate additional deep exploration to further delineate the extent of the Grasberg deposit below the 2,850 meter level.

               The Company's reserves as of December 31, 1994 and 1995 included herein have been verified by Independent Mining Consultants, Inc., and such reserve information has been included herein in reliance upon the authority of said firm as experts in mining, geology and reserve determination.

               Reserve amounts represent estimates only. Reserves may not conform to geological or other expectations, so that the volume and grade of reserves recovered and the rates of production may be more or less than anticipated. Because ore bodies do not contain uniform grades of minerals, ore recovery rates will vary from time to time, resulting in variations in volumes of minerals sold from period to period. Further, market price fluctuations in copper and gold and changes in operating and capital costs may render certain ore reserves uneconomic to develop.


          Mining Operations

               Mines in  Production.  PT-FI currently  has  two  mines  in operation: the Grasberg and the Intermediate Ore Zone (the "IOZ"), both within Block A. Open pit mining of the Grasberg ore body commenced in January 1990, and by 1995 Grasberg mine output totaled approximately 39.4 million tons of ore, providing approximately 94% percent of PT-FI's total ore production. The IOZ is an underground block cave operation that came into production in the first half of 1994. The production level is at the 3,550 meter elevation level, approximately 150 meters below the Ertsberg East deposit, which was depleted in the second half of 1994. In 1995 output from the IOZ mine totaled approximately
          2.5 million tons of ore.

               Mines in Development. Three other significant ore bodies, referred to as the Deep Ore Zone ("DOZ"), the DOM and the Big Gossan, are located in Block A. These ore bodies are currently at various stages of development, and are carried as proved and probable reserves.

               The DOZ ore body lies vertically below the IOZ. Initial production from the DOZ ore body commenced in 1989 but was suspended in favor of production from the Grasberg deposit. Production is anticipated to recommence after depletion of the overlying IOZ reserve after 1998.

               The DOM ore body lies approximately 1,200 meters southeast of the depleted Ertsberg East deposit. Pre-production development was completed as the Grasberg began open pit production in 1990, and all maintenance, warehouse and service facilities are in place. Production at the DOM ore body was deferred as a result of the increasing reserves and production capabilities of the Grasberg.

               The Big Gossan ore body is located approximately 1,000 meters southwest of the original Ertsberg deposit. Initial underground development of the ore body began in 1993 when tunnels were driven from the mill area into the ore zone at the 2,900 meter elevation level. A variety of stoping methods will be used to mine the deposit, with production expected to commence as other underground mines are depleted. Over 200 drill holes have been completed, with proved and probable ore reserves now calculated at 37.3 million tons at an average grade of 2.69% copper, 1.02 grams of gold per ton and 16.42 grams of silver per ton.

               Location and Mining  Risks. The remote location  of PT-FI's mining operations has required FCX to overcome special engineering difficulties and develop extensive infrastructure facilities to enable the operations to be virtually self-sufficient. The area is subject to considerable rainfall, which has led to periodic floods and mud slides. The mine site is also in an active seismic area, and earth tremors have been experienced from time to time. None of these factors has caused personal injury to PT-FI employees or significant property damage not covered by insurance or any significant interruptions to production, although no assurance can be given that delays, injury or damage will not occur in the future. PT-FI also is subject to the usual risks encountered in the mining industry, including unexpected geological conditions resulting in cave-ins, floodings and rock-bursts and unexpected changes in rock stability conditions. PT-FI has substantial insurance involving such amounts and types of coverage as it believes are appropriate for its exploration, development, mining and processing activities in Indonesia.


          Exploration

               In addition to continued delineation of the Grasberg deposit and other deposits discussed under "Ore Reserves" and "Mining Operations," PT-FI is continuing its exploration program within Block A. Drilling at Lembah Tembaga, approximately one kilometer southwest of the Grasberg deposit, has identified an inferred resource that may contain up to 100 million tons with an average grade of approximately 1.25% copper and .5 grams of gold per ton. Exploration drilling continues at other targets including the IOZ Extension, Guru East, Idenberg, Kucing Liar, Amole, Wabu and Kay, and surface geological evaluations continue to develop targets at the S. Wanagon, Zaaghan Ridge, VN, Wanagon, and DOMSE prospects.

               Exploration of Block B has indicated more than 70 exploration targets, and follow-up exploration of these anomalies is now in progress. PT-FI has focused its Block B drilling in an area 35 kilometers north of the Grasberg deposit in an area called the Hitalipa District. Although the area requires additional exploratory drilling, initial results indicate a large mineralized district that covers approximately 75,000 acres, as compared to the original 24,700-acre Block A. Because of its size and number of geologic leads, the Hitalipa District is likely to be explored for many years. Drilling results are being interpreted, and no assurance can be given that any of these new areas contain commercially exploitable mineral deposits.

               FCX's exploration expenditures declined from $40.4 million in 1994 to $13.9 million in 1995, reflecting RTZ's agreement to pay 100% of the first $100 million of approved exploration expenses after May 1995. Aggregate 1995 exploration expenditures of PT-FI, Eastern Mining and RTZ at Blocks A and B and the Eastern Mining COW area were $44.7 million, of which RTZ's share was $30.8 million. RTZ's agreement to fund the next $100 million exploration expenses is expected to be fulfilled by mid to late 1997 assuming currently anticipated exploration expenditures for 1996 and 1997.


          Milling and Production

               Most of the ore from PT-FI's mines moves by a conveyor system to a series of ore passes through which it drops to the mill site, which is located approximately 2,900 meters above sea level. At the mill ore is crushed and ground, and the powdered ore is mixed in tanks with water and small amounts of chemical reagents and continuously agitated with air. During this physical separation process, copper-bearing particles rise to the top of the tanks from which they are skimmed and thickened. The concentrate leaves the mill site as a thickened concentrate slurry, consisting of approximately 65% solids by weight, and is pumped through two 115 kilometer pipelines to the port site facility at Amamapare where it is filtered, dried and stored for shipping. Ships are loaded at dock facilities at the port site until they draw their maximum water, then move to deeper water, where loading is completed from shuttling barges.

               During 1995, recovery rates averaged 85% of the copper content, 74.3% of the gold content and 63.2% of the silver content of the ore processed, compared to 83.7%, 72.8% and 64.7%, respectively, during 1994.

               In the second quarter of 1995 PT-FI completed the latest phase of its expansion of overall mining and milling capacity. During the fourth quarter of 1995, FCX produced 283.6 million pounds of copper and 416,600 ounces of gold resulting from record ore throughput of an average 126,800 MTPD, as compared to an average of 111,900 MTPD for the full 1995 year and 72,500 MTPD in 1994. This expanded production and higher gold credits reduced FCX's total cash production costs to $0.15 per pound, or 64% less than in the fourth quarter of 1994. In 1995 PT-FI achieved record copper production of 978 million recoverable pounds, approximately 38% more than in 1994, and record gold production of 1,310,400 recoverable ounces, approximately 67% more than in 1994.

          Infrastructure Improvements

               The  location  of  PT-FI's  operations  in  a   remote  and
          undeveloped area requires that such operations be virtually self-sufficient. In addition to the mining facilities described above, the facilities originally constructed by or with the participation of PT-FI include an airport, a port, a 119 kilometer road, an aerial tramway, a hospital and two town sites with housing, schools and other facilities sufficient to support approximately 14,000 persons.

               In 1993, PT-FI commenced the first phase of a long-term enhanced infrastructure program (or "EIP") designed to provide the infrastructure needed for PT-FI's operations, to enhance the living conditions of PT-FI's employees, and to develop and promote the growth of local and other third party activities and enterprises in Irian Jaya. The full EIP includes plans for various commercial, residential, educational, retail, medical, recreational, environmental and other infrastructure facilities to be constructed over a ten- to twenty-year period. Depending on the long-term growth of PT-FI's operations, the total cost of the EIP could range between $500 million and $750 million. FCX anticipates that the first phase, which includes various residential, community and commercial facilities, will be completed by mid-1996.

               In 1993, PT-FI and P.T.  ALatieF Nusakarya Corporation,  an
          Indonesian investor ("ALatieF"), entered into a joint venture agreement to acquire and operate certain existing infrastructure assets and new EIP assets. ALatieF is a member of an affiliated group of corporations that is among the largest retail and property management groups in Indonesia. Pursuant to the joint venture agreement, PT-FI agreed to sell approximately $270 million of infrastructure assets to P.T. ALatieF Freeport Infrastructure Corporation ("AFIC") and to P.T. ALatieF Freeport Hotel Corporation ("AFHC"). AFIC and AFHC are Indonesian limited liability companies owned one-third by PT-FI and two -thirds by ALatieF. Approximately $195 million of infrastructure assets were sold by PT-FI in 1994, and AFIC is expected to purchase an additional $75 million of infrastructure assets in the first half of 1996, subject to Indonesian Government approval. Funding for the AFIC and AFHC purchases is being provided by equity contributions from PT-FI and ALatieF ($90 million) and debt financing ($180 million). The debt financing consists of a $60 million bank loan that is guaranteed by PT-FI and $120 million of senior notes issued by a subsidiary of FCX and guaranteed by FCX. The acquired assets will be made available to PT FI and its employees and designees under arrangements that will provide ALatieF with a guaranteed minimum rate of return on its investment.

               In 1994 and 1995 PT-FI sold, in three separate transactions,
          its  existing  and   newly  constructed   power  generation   and
          transmission assets and certain other power-related assets to P.T. Puncakjaya Power, an Indonesian limited liability company ("PJP"), owned by subsidiaries of Duke Energy Corp. ("DE") (30%) and PowerLink Corporation ("PL") (30%), and by PT-FI (30%) and P.T. Prasarana Nusantara Jaya ("PNJ") (10%). The first sale, representing the majority of the existing assets, was completed in December 1994 for $100 million. The final two sales occurred during 1995 for an aggregate of $115 million. Pursuant to these transactions, PJP is responsible for providing electrical power services required by PT-FI at its mining, milling and support operations, and DE, PL and PNJ will receive a guaranteed minimum rate of return on their investments.

               In 1995 PT-FI sold its interest in certain aircraft and helicopters and its existing and newly constructed aviation support facilities for approximately $48 million to P.T. Airfast Aviation Facilities Company, an Indonesian limited liability company ("AVCO"), owned by P.T. Airfast Indonesia ("Airfast") (45%), P.T. Giga Haksa ("GH") (30%) and PT-FI (25%). Pursuant to an agreement entered into in connection with the sale, AVCO is responsible for providing helicopter support services required by PT-FI within Block A and Block B as well as the substantial majority of passenger and freight air transport services required by PT-FI between Timika and designated points in Indonesia and Australia. The agreement provides that Airfast and GH will receive a guaranteed minimum rate of return on their investments.

               In 1995 PT-FI also sold certain construction equipment, port facilities and marine, logistics and related assets for $100 million to P.T. ALatieF P&O Port Development Company, an Indonesian limited liability company ("APPDC"), owned by ALatieF (50%) and P&O Singapore Pte. Ltd. ("P&O") (50%). Pursuant to an agreement entered into in connection with the sale, APPDC is required to make the transferred construction equipment available for use by PT-FI and its contractors and to provide port services required by PT-FI. The agreement provides that ALatieF and P&O will receive a guaranteed minimum rate of return on their investments.

          Marketing

               PT-FI supplies copper concentrates, which contain significant gold and silver components, primarily to Asian, European and North and South American smelters and international trading companies. All of PT-FI's concentrate sales are made in United States dollars. Substantially all of PT-FI's budgeted production of copper concentrates is sold under long-term contracts, pursuant to which the selling price is based on world metals prices (generally the LME settlement prices for Grade A copper) less certain allowances. Under these contracts initial billing occurs at the time of shipment and final settlement on the copper portion generally occurs three months after arrival based on average LME prices during the third month following arrival. Gold generally is sold at the London Bullion Market Association average price for the month of shipment. Revenues from concentrate sales are recorded net of royalties, treatment and refining costs and the impact of derivative financial instruments used to hedge against risks from copper and gold price fluctuations. Per unit royalty payments to the Indonesian Government increase with increased copper values and range from 1.5% to 3.5% of copper prices at the time of shipment, net of delivery costs and treatment and refining charges. A 1% royalty is paid to the Indonesian Government on gold and silver sales. Treatment and refining costs represent payments to smelters and refiners and are either fixed or in certain cases float with the price of copper. A small portion of PT-FI's budgeted production of copper concentrates, and any production in excess of budgeted amounts, is sold in the spot market.

               PT-FI has obtained  commitments, including commitments  from
          RTM, for essentially all of its expected 1996 concentrate sales, which are currently estimated to yield approximately 1.1 billion pounds of copper and 1.65 million ounces of gold. 1996 gold sales are anticipated to reflect management's expectation of producing greater than mine life gold grades during the year; however, first-quarter 1996 production will be adversely affected by the anticipated mining of lower grade ore. Sales of copper and gold also will be reduced in the first quarter of 1996 from those in the fourth quarter of 1995 by the timing of concentrate shipments. In addition, at December 31, 1995, copper sales totaling 249 million pounds, which were recorded in 1995 at an average price of $1.20 per pound, remained to be contractually priced and are subject to price adjustments during the first quarter of 1996. As a result of these factors, the Company expects its operating results during the first quarter of 1996 to be considerably below comparable results for the first and last quarters of 1995.

               Approximately 12% and 16% of PT-FI's total concentrate sales in 1995 and 1994, respectively, were to RTM. Upon completion of RTM's smelter expansion and completion of the proposed Gresik smelter discussed under "Gresik Smelter," FCX anticipates that approximately 26% and 38% of PT-FI's copper concentrates (based upon assumed production of 125,000 MTPD) will be sold to RTM and the Gresik smelter, respectively, at market prices.

               Because FCX's revenues are  derived primarily from the  sale of concentrates containing copper, gold and silver, FCX's earnings are directly related to market prices for copper, gold and, to a lesser extent, silver. Prices for such minerals historically have fluctuated widely and are affected by numerous economic and political factors beyond FCX's control. The Company has purchased derivative financial instruments designed to establish a minimum price of $.90 per pound for essentially all its anticipated copper production in 1996 and a portion of its anticipated production in 1997.


          Competition

               PT-FI competes with other mining companies in the sale of its mineral concentrates and the recruitment and retention of qualified personnel. Some competing companies possess financial resources equal to or greater than those of PT-FI. Management believes that PT-FI is one of the lowest cost copper producers in the world, taking into account credits for related gold and silver production.


          Environmental Matters

               Mining operations on the scale of PT-FI's operations in Irian Jaya involve significant environmental challenges, primarily related to the disposition of tailings, which are the crushed rock material resulting from the physical separation of commercially valuable minerals from the ore. The Company has an extensive, ongoing management system for the disposal of tailings in connection with discharging them into a river system downstream from its milling operations. PT-FI is in the process of completing a levee system, as part of its Indonesian Government-approved Tailings and River Management Plan, to minimize the impact of the tailings on the environment by containing them in a controlled deposition area that ultimately will be reclaimed and revegetated. The capital cost of constructing the levee system is estimated to be approximately $25 million.

               The Company also has performed an environmental impact assessment of a proposed production expansion to 160,000 MTPD and related infrastructure improvements. The assessment was conducted, and the management and monitoring plans were developed, by a team of independent environmental experts and were approved by the Indonesian Government. The Indonesian Government's approval process for the management and monitoring plans was challenged by an Indonesian environmental activist group in early 1995, but an Indonesian administrative court ruled against the challenge in October 1995, and the ruling is now on appeal. Management believes that the challenge is without merit and will have no material effect upon FCX, PT-FI or any of their respective assets or operations. The Company and RTZ have commenced a detailed feasibility study of a further expansion to 190,000 MTPD, which will require modifications to the environmental impact assessment and Indonesian Governmental approval, which management believes can be obtained.

               Management believes that PT-FI's operations are being conducted pursuant to all necessary permits and in compliance with all applicable Indonesian environmental laws, rules and regulations. Management also believes that its current operations have not had, and that its expanded operation will not have, a significant adverse impact on the environment. However, in the last year various groups have expressed heightened concerns about the environmental impact of PT-FI's operations, and in October 1995, the Overseas Private Investment Corporation ("OPIC"), a quasi-governmental agency of the United States, sought to terminate the Company's $100 million political risk insurance, citing, among other things, environmental concerns about PT-FI's expanded operations. The Company believes that there was neither a factual nor a legal basis for OPIC's action and has submitted the matter to arbitration even though the availability of the insurance is not financially material to the Company.

               In 1995, at the suggestion of the Indonesian Minister of the Environment, PT-FI volunteered to participate in independent environmental  and  social/cultural  audits  of  its  Irian  Jaya operations under a program monitored by the Indonesian Government. The audits are being conducted by Dames & Moore and Labatt Anderson, respectively, which are internationally recognized environmental consulting firms based in the United States. The results of the environmental and social/cultural audits are expected to be submitted to the Indonesian Government in the first and second quarters of 1996, respectively.

               Management believes that RTM's facilities and operations are in compliance with all applicable Spanish environmental laws, rules and regulations. RTM recently completed modifications to and expanded its sulfuric acid plants, which has resulted in significant reductions in air emissions. In addition, RTM expects to realize significant additional environmental improvements upon completion of other projects currently under way.

               The Indonesian and Spanish governments may periodically revise their environmental laws and regulations or adopt new ones, and the effects on the Company's operations of new or revised regulations cannot be predicted.


          Credit Facilities

               In connection with the restructuring described under "Relationship with Freeport-McMoRan Inc.," in July 1995 an FTX credit agreement in which PT-FI participated was modified to become a separate bank credit facility for PT-FI (the "PT-FI Bank Credit Facility") and a new bank credit facility was arranged for FCX and PT-FI (the "FCX Bank Credit Facility" and, together with the PT-FI Bank Credit Facility, the "Credit Facilities"). The PT-FI Bank Credit Facility provides $550 million of credit, matures in December 1999, and is guaranteed by FCX. The FCX Bank Credit Facility provides $200 million of credit, all of which is available to FCX (and will become available to PT-FI upon receipt of certain approvals from the Indonesian Government), and matures in December 1999. The Credit Facilities are subject to a borrowing base, redetermined at least annually, which establishes maximum aggregate borrowing limits for FCX and PT-FI. The Credit Facilities place restrictions on, among other things, additional borrowings, the creation of liens by FCX, PT-FI and certain of FCX's other subsidiaries and require FCX and PT-FI to maintain minimum working capital levels and specified earnings to interest coverage ratios and include various other covenants that are customary for credit facilities of this type. PT-FI has assigned its existing and future sales contracts and pledged its rights under the PT-FI COW, accounts receivable and other assets as security for its borrowings under the Credit Facilities. FCX has pledged 50.1% of the issued and outstanding capital stock of PT-FI as security for its borrowings under the FCX Bank Credit Facility and as security for its guarantee of PT-FI's obligations under the PT-FI Bank Credit Facility and has agreed that such pledged capital stock shall at all times consist of at least 50.1% of the issued and outstanding capital stock of PT-FI. Pursuant to an intercreditor arrangement, the capital stock of PT-FI pledged by FCX to secure its obligations under the Credit Facilities also secures guarantees by FCX of obligations of a subsidiary and a former affiliate that as of December 31, 1995 aggregated $210 million and consisted of the 9/% Senior Guaranteed Notes due 2001 and $90 million of committed credit available to the former affiliate.

               Additional information regarding the credit facilities and borrowings of FCX, PT-FI, RTM and ALatieF is set forth in Notes 7 and 10 to the audited financial statements appearing on pages 30 and 31, and pages 32 through 34, respectively, of the Annual Report, which is incorporated herein by reference.


          Employees of PT-FI and Relationship with FM Services Company

               As of December 31, 1995, PT-FI had a total of 7,511 employees (approximately 95% Indonesian), compared with 6,074 employees (approximately 94% Indonesian) at year-end 1994. In addition, as of December 31, 1995, PT-FI had approximately 6,600 contract workers, most of whom were Indonesian. Approximately 35% of PT-FI's Indonesian employees are members of the All Indonesia Workers' Union, which operates under Indonesian Government supervision and is party to a labor agreement covering PT-FI's hourly-paid Indonesian employees that expires on September 30, 1997. PT-FI experienced no work stoppages in 1995, and relations with the union have generally been good. As of December 31, 1995, RTM had a total of 770 employees, of which approximately 55% are covered by union contracts. RTM experienced limited work stoppages in 1995, but relations with these unions have also generally been good.

               Prior to January 1, 1996, FCX had no employees. Until mid-1995, FCX was a majority-owned subsidiary of FTX, and in order to permit United States citizens engaged full time in PT-FI's and RTM's businesses to participate in FTX's employee benefit plans, such persons were employed by a United States subsidiary of  FTX.
           Prior to January 1, 1996, FCX,  PT-FI and FTX were parties to  a
          Management  Services  Agreement   (the  "Management   Agreement")
          pursuant to which FTX furnished executive, administrative, financial, accounting, legal, tax, sales and similar services to FCX and PT-FI.

               Since January 1, 1996, with limited exceptions, former employees of FTX engaged full-time in the business of FCX, PT-FI or RTM have become employees of FCX, and former employees of FTX providing the services formerly provided by FTX under the Management Agreement have become employees of FM Services Company, a Delaware corporation 50% owned by each of FTX and FCX ("FMS"). Since January 1, 1996, FMS has furnished services to FCX similar to those historically provided by FTX to FCX. FCX reimburses FMS, at its cost, including allocated overhead, for such services on a monthly basis.


          Item 3.  Legal Proceedings.

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

          Item 4.  Submission of Matters to a Vote of Security Holders.

               Not applicable.

          Executive Officers of the Registrant.

               Certain information as of March 8, 1996 about the executive officers of FCX, including their position or office with FCX and PT-FI, is set forth in the following table and accompanying text:

               Name                     Age       Position or Office
               ----                     ---       ----------------------

               James R. Moffett         57        Director, Chairman of the
                                                  Board and Chief Executive
                                                  Officer of FCX.
                                                  President Commissioner of
                                                  PT-FI.

               Richard C. Adkerson      49        Executive Vice President
                                                  of FCX.  Director and
                                                  Executive Vice President
                                                  of PT-FI.

               Thomas J. Egan           51        Senior Vice President of
                                                  FCX.

               Charles W. Goodyear      38        Senior Vice President of
                                                  FCX.  Commissioner of
                                                  PT-FI.

               Hoediatmo Hoed           56        President Director of
                                                  PT-FI.(1)

               W. Russell King          46        Senior Vice President of
                                                  FCX.

               Rene L. Latiolais        53        Director and Vice
                                                  Chairman of the Board of
                                                  FCX.  Commissioner of
                                                  PT-FI.

          ------------------

          (1)  Mr. Hoed is  deemed by FCX  to be an  executive officer  for purposes of this report because of his position and responsibilities as an officer of PT-FI. Mr. Hoed holds no position with FCX. Mr. Hoed has informed FCX that he intends to retire effective March 28, 1996. Adrianto Machribie, an Executive Vice President of PT-FI, has been nominated to succeed Mr. Hoed as President Director of PT-FI.

                                 -------------------


          All of the Executive Officers have served FCX, FTX, or PT-FI in various executive capacities for at least the last five years.



                                       PART II


          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

               The information set forth under the caption "FCX Class A and Class B Common Shares" and "Class A and Class B Common Share Dividends", on the inside back cover of the Annual Report is incorporated herein by reference. As of March 8, 1996, there were 12,438 and 18,137 record holders of FCX's Class A and Class B common stock, respectively.

          Item 6.  Selected Financial Data.

               The information set forth under the caption "Selected Financial and Operating Data," on page 12 of the Annual Report is incorporated herein by reference.

               FCX's ratio of earnings to fixed charges for each of the years 1991 through 1995, inclusive, was 4.5x, 6.5x, 3.6x, 7.5x and 6.0x respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 13 through 19 of the Annual Report is incorporated herein by reference.

          Item 8.  Financial Statements and Supplementary Data.

               The financial statements of FCX, the notes thereto and the report thereon of Arthur Andersen LLP, appearing on pages 21 through 37 and the report of management on page 20 of the Annual Report is incorporated herein by reference.

          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               Not applicable.




                                      PART III


          Items 10.  Directors and Executive Officers of the Registrant.

               The information set forth under the caption "Information About Nominees and Directors" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1996 Annual Meeting to be held on April 30, 1996 is incorporated herein by reference.

          Items 11.  Executive Compensation.

               The information set forth under the captions "Director Compensation" and "Executive Officer Compensation" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1996 Annual Meeting to be held on April 30, 1996 is incorporated herein by reference.

          Items 12.   Security Ownership of  Certain Beneficial Owners  and
          Management.

               The information set forth under the captions "Stock Ownership of Directors and Executive Officers" and "Stock Ownership of Certain Beneficial Owners" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1996 Annual Meeting to be held on April 30, 1996 is incorporated herein by reference.

          Items 13.  Certain Relationships and Related Transactions.

               The information set forth under the caption "Certain Transactions" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1996 Annual Meeting to be held on April 30, 1996 is incorporated herein by reference.




                                       PART IV

          Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


          (a)(1).   Financial Statements.
                    ---------------------

                    Reference is made to the Index to Financial Statements appearing on page F-1 hereof.

          (a)(2).   Financial Statement Schedules.
                    ------------------------------

                    Reference is made to the Index to Financial Statements appearing on page F-1 hereof.

          (a)(3).   Exhibits.
                    --------

                    Reference is made to the Exhibit Index beginning on page E-1 hereof.

          (b).      Reports on Form 8-K.
                    ---------------------

                    During the last quarter of the period covered by this report, FCX filed one report on Form 8-K dated November 2, 1995 reporting an event under Item 5 thereof. No financial statements were filed in connection with such report.





                                     SIGNATURES

          Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1996.

                                        FREEPORT-McMoRan COPPER & GOLD INC.


                                        By:      /s/ James R. Moffett
                                              ----------------------------
                                                    James R. Moffett
                                                  Chairman of the Board

          Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1996.

          Signature                          Title
          ------------                       -------

          /s/ James R. Moffett               Chairman of the Board, Chief
          ----------------------------       Executive Officer and Director
                 James R. Moffett            (Principal Executive Officer)

                       *                     Executive Vice President and
          ----------------------------       Chief Financial Officer
               Richard C. Adkerson           (Principal Financial Officer)

                       *                     Controller - Financial
          ----------------------------       Reporting (Principal
                   John T. Eads              Accounting Officer)

                       *
          ----------------------------       Director
               Robert W. Bruce III

                       *
          ----------------------------       Director
                R. Leigh Clifford

                       *
          ----------------------------       Director
                Thomas B. Coleman

                       *
          ----------------------------       Director
                 Bobby E. Cooper

                       *
          ----------------------------       Director
                  Robert A. Day


                       *
          ----------------------------       Director
                 Leland O. Erdahl

                       *
          ----------------------------       Director
             William B. Harrison, Jr.

                       *
          ----------------------------       Director
                Henry A. Kissinger

                       *
          ----------------------------       Director
                 Bobby Lee Lackey

                       *
          ----------------------------       Director
                Rene L. Latiolais

                       *
          ----------------------------       Director
              Gabrielle K. McDonald

                       *
          ----------------------------       Director
                    George A. Mealey

                       *
          ----------------------------       Director
                  George Putnam

                       *
          ----------------------------       Director
                 B.M. Rankin, Jr.

                       *
          ----------------------------       Director
                Wolfgang F. Siegel

                       *
          ----------------------------       Director
                    Eiji Umene

                       *
          ----------------------------       Director
                J. Taylor Wharton

                       *
          ----------------------------       Director
                Ward W. Woods, Jr.

          *By: /s/ James R. Moffett
               -----------------------
                    James R. Moffett
                    Attorney-in-Fact





               The financial statements of FCX, the notes thereto, and the report thereon of Arthur Andersen LLP, appearing on pages 21 through 37, inclusive, of FCX's 1995 Annual Report to stockholders are incorporated by reference.

               The financial statement schedules listed below should be read in conjunction with such financial statements contained in FCX's 1995 Annual Report to stockholders.

                                                              Page
          Report of Independent Public Accountants            F-1
          III-Condensed Financial Information of Registrant   F-2


               Schedules other than those listed above have been omitted since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.



                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

               We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995 included in Freeport-McMoRan Copper & Gold Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 23, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                 Arthur Andersen LLP

          New Orleans, Louisiana,
            January 23, 1996

                         FREEPORT-McMoRan COPPER & GOLD INC.

            SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   BALANCE SHEETS

                                                    December 31,
                                             --------------------------
                                                1995            1994
                                             ----------      ----------
                                                    (In Thousands)
          Assets
          Cash and short-term investments    $       93      $      171
          Interest receivable                    11,885          12,676
          Notes receivable from PT-FI         1,208,007       1,338,611
          Investment in PT-FI and PTII          386,956         271,339
          Investment in RTM                      67,374          81,386
          Other assets                           47,201          14,988
                                             ----------      ----------
          Total assets                       $1,721,516      $1,719,171
                                             ==========      ==========

          Liabilities and Stockholders' Equity
          Accounts payable and accrued
           liabilities                       $   14,883      $   28,070
          Long-term debt                        318,000         190,000
          Other liabilities and
           deferred credits                       6,952           6,119
          Mandatory redeemable
           preferred stock                      500,007         500,007
          Stockholders' equity                  881,674         994,975
                                             ----------      ----------
          Total liabilities and
           stockholders' equity              $1,721,516      $1,719,171
                                             ==========      ==========


                           STATEMENTS OF INCOME

                                              Years Ended December 31,
                                       -------------------------------------
                                          1995          1994         1993
                                       ----------    ----------    ---------
                                                   (In Thousands)
          Income from investment in PT-FI
           and PTII, net of PT-FI
           tax provision               $  293,279    $  111,822    $  53,861
          Net loss from
           investment in RTM              (37,787)       (6,309)     (15,666)
          Elimination of
           intercompany profit            (24,851)        3,005       (6,610)
          General and
           administrative expenses         (7,534)       (7,253)      (5,207)
          Depreciation and
           amortization                    (3,819)       (3,711)      (2,397)
          Interest expense                (15,027)      (10,259)      (8,017)
          Interest income on
           PT-FI notes receivable:
            Zero coupon
             exchangeable notes                 -           352       19,175
            Promissory notes               28,130        21,094        9,292
            8.235% convertible             13,333        14,033       14,036
            Step-up perpetual
             convertible                   20,203        26,256       12,785
            Gold and silver
             production payment loans      23,636        20,222        4,055
          Other expense, net               (3,664)       (7,424)        (406)
          Provision for income taxes      (32,281)      (31,587)     (24,085)
                                       ----------    ----------   ----------
          Net income                      253,618       130,241       50,816
          Preferred dividends             (54,153)      (51,838)     (28,954)
                                       ----------    ----------   ----------
                                       $  199,465    $   78,403   $   21,862
                                       ==========    ==========   ==========

          The footnotes contained in FCX's 1995 Annual Report to stockholders are an integral part of these statements.

                         FREEPORT-McMoRan COPPER & GOLD INC.

            SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               STATEMENTS OF CASH FLOW

                                               Years Ended December 31,
                                       -------------------------------------
                                          1995          1994         1993
                                       ----------    ----------   ----------
                                                   (In Thousands)
          Cash flow from
           operating activities:
          Net income                   $  253,618    $   130,241   $  50,816
          Adjustments to reconcile
           net income to net cash
           provided by operating activities:
            Income from investment
             in PT-FI and PTII           (293,279)      (111,822)    (53,861)
            Net loss from investment
             in RTM                        37,787          6,309      15,666
            Elimination of
             intercompany profit           24,851         (3,005)      6,610
            Dividends received
             from PT-FI and PTII          161,144        147,465     132,048
            Accretion of note
             receivable from
             PT-FI, net                         -              -      (9,104)
            Depreciation and
             amortization                   3,819          3,711       2,397
          (Increase) decrease
           in accounts receivable          (4,501)       (24,240)          -
          Increase (decrease)
           in accounts payable               (296)        (4,648)       (646)
          Other                            (3,755)         1,654      (5,959)
                                       ----------     ----------  ----------
          Net cash provided by
           operating activities           179,388        145,665     137,967
                                       ----------     ----------  ----------

          Cash flow from investing
            activities:
          Received from Government
           of Indonesia                         -          2,247       6,288
          Investment in RTM               (23,622)       (36,365)    (43,642)
          Investment in Freeport
           Copper Company                 (25,000)             -           -
          Other                           (26,860)            (8)          -
                                       ----------     ----------  ----------
          Net cash used in
           investing activities           (75,482)       (34,126)    (37,354)
                                       ----------     ----------  ----------

          Cash flow from financing activities:
          Cash dividends paid:
            Class A common stock          (51,318)       (38,316)    (33,298)
            Class B common stock          (86,245)       (85,187)    (85,277)
            Special preference stock      (15,673)       (15,708)    (15,708)
            Step-Up preferred stock       (17,500)       (17,500)     (5,590)
            Mandatory redeemable
             preferred stock              (17,417)       (13,614)     (1,683)
          Proceeds from sale of:
            Preferred stock                     -        252,985     561,090
            9 3/4% senior notes                 -        116,276           -
          Net proceeds from debt          128,000         70,000           -
          Proceeds from FTX                     -         88,280      20,650
          Repayment to FTX                   (800)       (99,750)     (8,380)
          Loans to PT-FI                  124,485       (369,261)   (706,750)
          Purchase of FCX common
           shares                        (177,755)             -           -
          Other                            10,239              -           -
                                       ----------     ----------  ----------
          Net cash used in
           financing activities          (103,984)      (111,795)   (274,946)
                                       ----------     ----------  ----------
          Net decrease in cash and
           short-term investments             (78)          (256)   (174,333)
          Cash and short-term investments
           at beginning of year               171            427     174,760
                                       ----------     ----------  ----------
          Cash and short-term investments
           at end of year              $       93     $      171  $      427
                                       ==========     ==========  ==========
          Interest paid                $   23,237     $    7,788  $      213
                                       ==========     ==========  ==========
          Taxes paid                   $   34,871     $   29,871  $   22,723
                                       ==========     ==========  ==========

          The footnotes contained in FCX's 1995 Annual Report to stockholders are an integral part of these statements.

                         Freeport-McMoRan Copper & Gold Inc.

                                    EXHIBIT INDEX
                                                              Sequentially
          Exhibit                                               Numbered
           Number                                                  Page
          -------                                             ------------
          2.1      Agreement, dated  as of  May 2,  1995 by
                   and between  FTX  and  FCX  and  The RTZ
                   Corporation PLC, RTZ  Indonesia Limited,
                   and  RTZ   America,   Inc.   (the   "RTZ
                   Agreement"). Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of FTX dated as of May 26,
                   1995.

          2.2      Amendment dated May 31,  1995 to the RTZ
                   Agreement.  Incorporated by reference to
                   Exhibit 2.1 to  the Quarterly  Report on
                   Form 10-Q of  FTX for  the quarter ended
                   June 30, 1995.

          2.3      Distribution Agreement dated  as of July
                   5,  1995   between   FTX   and   FCX.
                   Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of FTX for the quarter ended September 30, 1995 (the "FTX 1995 Third Quarter Form
                   10-Q").

          3.1      Composite copy  of  the  Certificate  of
                   Incorporation of  FCX.   Incorporated by
                   reference  to   Exhibit   3.1   to   the
                   Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 1995 (the
                   "FCX 1995 Second Quarter Form 10-Q").

          3.2      By-Laws   of    FCX,   as    amended.
                   Incorporated by reference to Exhibit 3.2 to the FCX 1995 Second Quarter Form 10-
                   Q.

          4.1      Certificate of  Designations  of  the 7%
                   Convertible Exchangeable Preferred Stock
                   (the "Special Preference Stock") of FCX.
                   Incorporated  by  reference  to Exhibit
                   4.1 to the FCX  1995 Second Quarter Form
                   10-Q.

           4.2     Deposit Agreement dated  as of  July 21,
                   1992   among   FCX,    Chemical   Mellon
                   Shareholder   Services,    L.L.C.,    as
                   Depositary, and  holders  of  depositary
                   receipts     ("Depositary     Receipts")
                   evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Special Preference Stock.
                   Incorporated by reference to Exhibit 2 to the Form 8 Amendment No. 1 dated July
                   16, 1992 (the "Form 8 Amendment") to the
                   Application for Registration on Form 8-A of FCX dated July 2, 1992.

          4.3      Form    of    Depositary    Receipt.
                   Incorporated by reference to Exhibit 1 to the Form 8 Amendment.

          4.4      Certificate  of   Designations   of  the
                   Step-Up Convertible  Preferred  Stock of
                   FCX.    Incorporated   by  reference  to
                   Exhibit  4.2  to  the  FCX  1995  Second
                   Quarter Form 10-Q.

          4.5      Deposit Agreement  dated as  of  July 1,
                   1993   among   FCX,    Chemical   Mellon
                   Shareholder   Services,    L.L.C.,    as
                   Depositary, and  holders  of  depositary
                   receipts ("Step-Up Depositary Receipts")
                   evidencing  certain  Depositary  Shares,
                   each of which, in  turn, represents 0.05
                   shares of Step -Up Convertible  Preferred
                   Stock.   Incorporated  by  reference  to
                   Exhibit 4.5 to the Annual Report on Form
                   10-K of  FCX for  the fiscal  year ended
                   December 31,  1993 (the  "FCX  1993 Form
                   10-K").

          4.6      Form of  Step-Up  Depositary  Receipt.
                   Incorporated by reference to Exhibit 4.6 to the FCX 1993 Form 10-K.

          4.7      Certificate  of   Designations   of  the
                   Gold-Denominated Preferred Stock of FCX.
                   Incorporated  by  reference  to Exhibit
                   4.3 to the FCX  1995 Second Quarter Form
                   10-Q.

          4.8      Deposit Agreement dated as of August 12,
                   1993   among   FCX,    Chemical   Mellon
                   Shareholder   Services,    L.L.C.,    as
                   Depositary, and  holders  of  depositary
                   receipts  ("Gold -Denominated  Depositary
                   Receipts") evidencing certain Depositary
                   Shares,  each   of   which,   in   turn,
                   represents      0.05      shares      of
                   Gold-Denominated   Preferred   Stock.
                   Incorporated by reference to Exhibit 4.8 to the FCX 1993 Form 10-K.

          4.9      Form  of   Gold-Denominated   Depositary
                   Receipt.   Incorporated by  reference to
                   Exhibit 4.9 to the FCX 1993 Form 10-K.

          4.10     Certificate  of   Designations   of  the
                   Gold-Denominated Preferred Stock, Series
                   II  (the   "Gold -Denominated   Preferred
                   Stock II")  of  FCX.    Incorporated  by
                   reference to Exhibit 4.4 to the FCX 1995
                   Second Quarter Form 10-Q.

          4.11 Deposit Agreement dated as of January 15, 1994, among FCX, Chemical Mellon
                   Shareholder   Services,    L.L.C.,    as
                   Depositary, and  holders  of  depositary
                   receipts      ("Gold -Denominated      II
                   Depositary Receipts") evidencing certain
                   Depositary Shares,  each  of  which,  in
                   turn,   represents   0.05    shares   of
                   Gold-Denominated Preferred  Stock  II.
                   Incorporated by reference to Exhibit 4.2
                   to the Quarterly Report  on Form 10 -Q of
                   FCX for the quarter ended March 31, 1994
                   (the  "FCX   1994  First   Quarter  Form
                   10-Q").

          4.12     Form of  Gold-Denominated II  Depositary
                   Receipt.   Incorporated by  reference to
                   Exhibit  4.3  to  the   FCX  1994  First
                   Quarter Form 10-Q.

          4.13      Certificate  of   Designations   of  the
                   Silver-Denominated  Preferred  Stock  of
                   FCX.    Incorporated   by  reference  to
                   Exhibit  4.5  to  the  FCX  1995  Second
                   Quarter Form 10-Q.

          4.14     Deposit Agreement dated  as of  July 25,
                   1994   among   FCX,    Chemical   Mellon
                   Shareholder   Services,    L.L.C.,    as
                   Depositary, and  holders  of  depositary
                   receipts ("Silver -Denominated Depositary
                   Receipts") evidencing certain Depositary
                   Shares,  each   of   which,   in   turn,
                   initially  represents  0.025  shares  of
                   Silver-Denominated  Preferred   Stock.
                   Incorporated by reference to Exhibit 4.2 to the July 15, 1994 Form 8-A.

          4.15     Form  of  Silver-Denominated  Depositary
                   Receipt.   Incorporated by  reference to
                   Exhibit 4.1 to  the July  15, 1994, Form
                   8-A.

          4.16 $550 million Composite Restated Credit Agreement dated as of July 17, 1995 (the "PT-FI Credit Agreement") among PT -FI, FCX, the several financial institutions that are parties thereto (the "PT -FI
                   Banks"),  First   Trust  of   New  York,
                   National Association,  as  PT-FI  Trustee
                   (the  "PT -FI  Trustee"),  and   Chemical
                   Bank, as  administrative  agent  and FCX
                   collateral  agent   (the   "PT -FI   Bank
                   Agent") and  the  Chase  Manhattan  Bank
                   (National Association), as documentary agent.

          4.17     Credit Agreement  dated as  of  June 30,
                   1995  among  PT-FI,   FCX,  the  several
                   financial institutions that  are parties
                   thereto,  First   Trust  of   New  York,
                   National Association, as  PT-FI Trustee,
                   Chemical Bank, as administrative agent, and The Chase Manhattan Bank (National
                   Association),  as  documentary  agent.
                   Incorporated by reference to Exhibit 4.2 to the FCX 1995 Third Quarter Form 10-Q.

           4.18    Term Loan and  Working Capital Agreement
                   dated as of November  4, 1994 (the "RTML
                   Term Loan") among Rio  Tinto Metal, S.A.
                   ("RTML"), the Lenders and Barclays Bank
                   PLC   as    Agent   (the    "Agent").
                   Incorporated  by  reference  to  Exhibit
                   4.21 to the FCX 1994 Form 10-K.

           4.19    Amendment No.   1 dated  as of  March 7,
                   1995 to the RTML Term Loan among RTML, the Lenders and the Agent. Incorporated by reference to Exhibit 4.22 to the FCX
                   1994 Form 10-K.

          10.1 Contract of Work dated December 30, 1991 between The Government of the Republic of Indonesia and PT-FI. Incorporated by reference to Exhibit 10.20 to the FCX
                   1991 Form 10-K.

          10.2     Contract of Work  dated August  15, 1994
                   between The  Government of  the Republic
                   of  Indonesia  and   P.T.  IRJA  Eastern
                   Minerals Corporation.

          10.3 Concentrate Sales Agreement dated as of December 30, 1990 between FII and Dowa Mining Co., Ltd., Furukawa Co., Ltd., Mitsubishi Materials Corporation, Mitsui Mining & Smelting Co., Ltd., Nittetsu Mining Co., Ltd., Nippon Mining Co.,
                   Ltd.   and  Sumitomo  Metal  Mining Co.,
                   Ltd.  (Confidential  information omitted
                   and filed separately with the Securities
                   and     Exchange     Commission     (the
                   "Commission").)       Incorporated    by
                   reference to Exhibit 10.3  to the Annual
                   Report on Form 10 -K of FCX for the fiscal year ended December 31, 1990.

          10.4     Joint    Venture    and    Shareholder's
                   Agreement entered into as of October 25,
                   1995   between    Mitsubish    Materials
                   Corporation,  PT-FI  and   Fluor  Daniel
                   Asia, Inc.

                   Executive   Compensation    Plans    and
                   Arrangements  (Exhibits   10.5   through
                   10.14)

          10.5     Annual Incentive Plan of FCX.

          10.6     1995  Long-Term   Performance  Incentive
                   Plan of FCX.

          10.7     FCX   Performance    Incentive    Awards
                   Program.

          10.8     FCX President's Award Program.

          10.9     FCX  Adjusted   Stock   Award   Plan.
                   Incorporated  by  reference  to  Exhibit
                   4(c) to  the  Registration  Statement on
                   Form  S-8  of  FCX  as  filed  with  the
                   Commission   on    October    6,    1995
                   (Registration No. 33-63267).

          10.10    FCX   1995    Stock   Option    Plan.
                   Incorporated  by  reference  to  Exhibit
                   4(c) to  the  Registration  Statement on
                   Form  S-8  of  FCX  as  filed  with  the
                   Commission   on    October    6,    1995
                   (Registration No. 33-63269).

          10.11    FCX 1995  Stock  Option  Plan  for  Non-
                   Employee  Directors.    Incorporated  by
                   reference  to   Exhibit   4(c)   to  the
                   Registration Statement  on  Form  S-8 of
                   FCX as filed with the Commission on October 6, 1995 (Registration No. 33-
                   63271).

          10.12    Financial  Counseling  and   Tax  Return
                   Preparation and Certification Program of
                   FCX.

          10.13    FM    Services    Company    Performance
                   Incentive Awards Program.

          10.14    Financial  Counseling  and   Tax  Return
                   Preparation and Certification Program of
                   FM Services Company.

          10.15    Credit Agreement  dated as  of  June 30,
                   1995 among  FM Properties  Operating Co.
                   ("FMPOC"),  FTX,  FCX,   certain  banks,
                   Chemical Bank,  as  Administrative Agent
                   and  Collateral  Agent,  and  The  Chase
                   Manhattan Bank  (National  Association),
                   as Documentary  Agent.   Incorporated by
                   reference to Exhibit 4.2 to the FTX 1995
                   Third Quarter Form 10-Q.

          10.16    FCX Guaranty Agreement dated  as of July
                   17, 1995.  Incorporated  by reference to
                   Exhibit  4.4  to  the   FCX  1995  Third
                   Quarter Form 10-Q.

          10.17    Second   Amended   and   Restated   Note
                   Agreement dated  as  of  June  30,  1995
                   among FMPOC, FTX, FCX, Chemical Bank, and Hibernia National Bank, individually and as Agent. Incorporated by reference to Exhibit 4.4 to the FTX 1995 Third
                   Quarter Form 10-Q.

          10.18    First Amendment  to  Second  Amended and
                   Restated Note Agreement dated as of December 31, 1995 among FMPOC, FTX, FCX,
                   Hibernia  National  Bank,  and  Chemical
                   Bank, as agent.

          12.1     FCX Computation of Ratio  of Earnings to
                   Fixed Charges.

          13.1     Those portions of the 1995 Annual Report
                   to  stockholders   of   FCX   which  are
                   incorporated herein by reference.

          21.1     Subsidiaries of FCX.

          23.1     Consent of  Arthur  Andersen  LLP  dated
                   March 26, 1996.

          23.2     Consent    of     Independent     Mining
                   Consultants, Inc. dated March 26, 1996.

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