Form 10-Q
period 1996-03-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 1996-04-26
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended March 31, 1996

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

On March 31, 1996, there were issued and outstanding 76,576,881 shares of the registrant's Class A Common Stock, par value $0.10 per share, and 118,302,930 shares of its Class B Common Stock, par value $0.10 per share.



                 FREEPORT-McMoRan COPPER & GOLD INC.

                          TABLE OF CONTENTS


                                                         Page

Part I.  Financial Information

  Financial Statements:

    Condensed Balance Sheets                                3

    Statements of Income                                    4

    Statements of Cash Flow                                 5

    Notes to Financial Statements                           6

  Remarks                                                   6

  Management's Discussion and Analysis
   of Financial Condition
   and Results of Operations                                 7

Part II.  Other Information                                 13

Signature                                                   14

Exhibit Index                                              E-1



                 FREEPORT-McMoRan COPPER & GOLD INC.


                    PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                 FREEPORT-McMoRan COPPER & GOLD INC.

                 CONDENSED BALANCE SHEETS (Unaudited)

                                   March 31,    December 31,
                                      1996          1995
                                   ----------    ----------
ASSETS                                   (In Thousands)
Current assets:
Cash and short-term investments    $   19,761    $   26,883
Accounts receivable                   264,158       256,121
Inventories                           393,818       354,728
Prepaid expenses and other              8,239        15,542
                                   ----------    ----------
  Total current assets                685,976       653,274
  Property, plant and
   equipment, net                   2,862,621     2,845,625
Other assets                           90,647        82,847
                                   ----------    ----------
Total assets                       $3,639,244    $3,581,746
                                   ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued
 liabilities                       $  343,654    $  351,485
Current portion of long-term
 debt and short-term borrowings       109,070        86,943
Accrued income taxes                   29,484        88,357
                                   ----------    ----------
  Total current liabilities           482,208       526,785
Long-term debt, less
 current portion                    1,328,338     1,080,289
Accrued postretirement benefits
 and other liabilities                190,093       186,342
Deferred income taxes                 315,471       305,490
Minority interests                    100,542       101,159
Mandatory redeemable
 preferred stock                      500,007       500,007
Stockholders' equity                  722,585       881,674
                                   ----------    ----------
Total liabilities and
 stockholders' equity              $3,639,244    $3,581,746
                                   ==========    ==========

The accompanying notes are an integral part of these financial statements.



                 FREEPORT-McMoRan COPPER & GOLD INC.

                   STATEMENTS OF INCOME (Unaudited)

                                     Three Months Ended
                                          March 31,
                                   ------------------------
                                      1996          1995
                                   ----------    ----------
                                    (In Thousands, Except
                                      Per Share Amounts)
Revenues                           $  388,392    $  408,806
Cost of sales:
Production and delivery               204,842       225,489
Depreciation and amortization          35,161        21,897
                                   ----------    ----------
  Total cost of sales                 240,003       247,386
Exploration expenses                        -         7,956
General and administrative
 expenses                              42,846        31,563
                                   ----------    ----------
  Total costs and expenses            282,849       286,905
                                   ----------    ----------
Operating income                      105,543       121,901
Interest expense, net                 (23,530)            -
Other income (expense), net               907          (718)
                                   ----------    ----------
Income before income taxes
 and minority interests                82,920       121,183
Provision for income taxes            (38,621)      (51,395)
Minority interests in net
 income of consolidated
 subsidiaries                          (8,163)      (12,392)
                                   ----------    ----------
Net income                             36,136        57,396
Preferred dividends                   (13,686)      (13,403)
                                   ----------    ----------
Net income applicable to
 common stock                      $   22,450    $   43,993
                                   ==========    ==========

Net income per primary and
 fully diluted share of
 common stock                            $.11          $.21
                                         ====          ====

Average common shares outstanding     198,530       205,953
                                      =======       =======

Dividends paid per common share         $.225          $.15
                                        =====          ====

The accompanying notes are an integral part of these financial statements.



                 FREEPORT-McMoRan COPPER & GOLD INC.

                 STATEMENTS OF CASH FLOW (Unaudited)

                                       Three Months Ended
                                            March 31,
                                   ---------------------------
                                      1996             1995
                                   ----------       ----------
                                         (In Thousands)
Cash flow from operating activities:
Net income                         $   36,136    $   57,396
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
  Depreciation and amortization        35,161        21,897
  Deferred income taxes                 9,981        13,852
  Recognition of unearned income            -       (36,207)
  Minority interests' share of
   net income                           8,163        12,392
  Other                                10,636        (2,088)
  (Increase) decrease in
   working capital:
    Accounts receivable                 1,117        26,930
    Inventories                       (21,574)        1,567
    Prepaid expenses and other          7,303        (1,307)
    Accounts payable and
     accrued liabilities                5,210       (31,965)
    Accrued income taxes              (60,123)       21,166
                                   ----------    ----------
  (Increase) decrease in
   working capital                    (68,067)       16,391
                                   ----------    ----------
Net cash provided by
 operating activities                  32,010        83,633
                                   ----------    ----------

Cash flow from investing activities:
Capital expenditures:
  PT-FI                               (68,902)     (137,695)
  RTM                                 (26,234)      (31,257)
Investment in Gresik smelter           (5,010)            -
                                   ----------    ----------
Net cash used in
 investing activities                (100,146)     (168,952)
                                   ----------    ----------

Cash flow from financing activities:
Proceeds from debt, net               272,468        27,216
Net proceeds from
 infrastructure financing                   -        98,481
Purchase of FCX common shares        (146,737)            -
Cash dividends paid:
  Common stock                        (44,509)      (30,893)
  Preferred stock                     (12,700)      (12,576)
  Minority interests                   (8,780)       (7,675)
Other                                   1,272           822
                                   ----------    ----------
Net cash provided by
 financing activities                  61,014        75,375
                                   ----------    ----------
Net decrease in cash and
 short-term investments                (7,122)       (9,944)
Cash and short-term investments
 at beginning of year                  26,883        44,252
                                   ----------    ----------
Cash and short-term investments
 at end of period                  $   19,761    $   34,308
                                   ==========    ==========

The accompanying notes are an integral part of these financial statements.



                 FREEPORT-McMoRan COPPER & GOLD INC.

                    NOTES TO FINANCIAL STATEMENTS

1.  INTEREST COSTS
Interest expense excludes capitalized interest of $9.3 million and $17.8 million in the first quarter of 1996 and 1995, respectively.

2.  RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first three months of 1996 and 1995 was 3.2 to 1 and 6.6 to 1, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

3.  RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the 1996 presentation.

                        ----------------------

                               Remarks

The information furnished herein should be read in conjunction with FCX's financial statements contained in its 1995 Annual Report to stockholders and incorporated by reference in its Annual Report on Form 10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
Freeport-McMoRan Copper & Gold Inc. (FCX) operates through its majority-owned subsidiaries: P.T. Freeport Indonesia Company (PT-FI), P.T. IRJA Eastern Minerals Corporation (Eastern Mining) and Rio Tinto Minera, S.A. (RTM). PT-FI's operations involve mineral exploration and development, mining and milling of ore containing copper, gold and silver in Irian Jaya, Indonesia and the marketing of concentrates containing these metals worldwide. PT-FI also has a 25 percent interest in a joint venture to construct and operate a copper smelter and refinery in Indonesia. Eastern Mining conducts mineral exploration activities in Irian Jaya. RTM is engaged in the smelting and refining of copper concentrates in Spain.

     Summary comparative results for the quarter follow (in millions, except per share amounts):

                                         First Quarter
                                   ------------------------
                                      1996          1995
                                   ----------    ----------
Revenues                           $    388.4    $    408.8
Operating income                        105.5a        121.9
Net income applicable to
 common stock                            22.5a         44.0
Net income per common share               .11a          .21
Operating income (loss) by
 subsidiary:
  PT-FI                            $    104.0    $    130.1
  RTM                                    (4.2)         (2.6)
  Eastern Mining                            -          (3.2)
  Intercompany eliminations
   and other b                            5.7          (2.4)
                                   ----------    ----------
                                   $    105.5    $    121.9
                                   ==========    ==========

a. Includes charges totaling $18.7 million ($10.1 million to net income or $0.05 per share) consisting of $12.7 million for costs of stock appreciation rights caused by the increase in FCX's common stock price during the period, $3.0 million ($2.3 million to production cost and $0.7 million to general and administrative expenses) for an early retirement program and $3.0 million for costs related to a civil disturbance (discussed below) during the period.

b. Profit on PT-FI sales to RTM is not reflected in FCX's consolidated results until completion of the smelting and refining process. The increased level of PT-FI concentrate sales to RTM resulting from the expanded smelter capacity may cause fluctuations in FCX's consolidated quarterly earnings depending on the timing of the shipments and prices.

     FCX's first-quarter 1996 operating results were strong despite lower copper realizations, lower ore grades as anticipated and an approximate three day shutdown of its mine and mill caused by a civil disturbance (discussed later). FCX's first-quarter 1996 revenues were lower than first-quarter 1995 because of lower PT-FI copper realizations and increased intercompany sales to RTM. RTM's revenues increased because of its expansion. Cost of sales was affected by the increased intercompany sales, costs related to the civil disturbance, an early retirement program and higher depreciation. Exploration expenses were lower because of the May 1995 agreement with The RTZ Corporation PLC (RTZ) under which RTZ would pay for the next $100 million of exploration costs. General and administrative expenses were higher in 1996 because of costs of stock appreciation rights and the early retirement program. Net income applicable to common stock for 1996 was reduced by higher interest expense. FCX's effective tax rate increased in 1996 and minority interests in net income was lower because of lower net income at PT-FI.

RESULTS OF OPERATIONS
PT-FI Financial Results. PT-FI's first-quarter 1996 revenues compared with first-quarter 1995 benefitted from higher sales volumes offset by a 10 percent decline in copper realizations and higher treatment charges. Treatment charges increased because of higher rates negotiated with customers based on market conditions at the end of 1995. Despite higher sales volumes, royalties were only slightly higher because of the lower copper prices. First-quarter 1996 PT-FI revenues also include a $7.9 million downward adjustment on the open copper sales at December 31, 1995. A reconciliation of FCX revenues between the periods follows (in millions):


Revenues -1995                                      $ 408.8
Increases (decreases):
  PT-FI revenues:
    Sales volumes:
      Copper                       $    36.1
      Gold                              11.3
    Price realizations:
      Copper                           (26.5)
      Gold                               5.3
    Treatment charges, royalties
     and other                         (24.2)
                                   ----------
  PT-FI revenues                                        2.0
  RTM revenues                                         23.7
  Intercompany sales eliminations                     (46.1)
                                                 ----------
Revenues -1996                                   $    388.4
                                                 ==========

     PT-FI cash production costs increased from $106.2 million in the first quarter of 1995 to $131.4 million in the first quarter of 1996 because of higher production levels coupled with charges of $3.0 million for a civil disturbance and $2.3 million for an early retirement program. Even with the nonrecurring charges, first-quarter 1996 cash production costs for PT-FI were below the fourth-quarter 1995 level of $135.0 million because of PT-FI's continuing focus on maximizing efficiencies from its expanded facilities.

     A March 1996 civil disturbance, in which area tribespeople engaged in acts of vandalism to PT-FI property, resulted in an approximate three day closure of the mine and mill as a precautionary measure. Full production was promptly restored after the Government of Indonesia (GOI) increased the military presence in the area. Concentrate shipments to customers were not interrupted. PT-FI and the GOI have launched a comprehensive economic and social development plan for the area in a series of open meetings with the local indigenous leaders. The plan, which represents the culmination of many months of effort including extensive interviews with local indigenous people, had actually been completed several days prior to the civil disturbance. PT-FI has dedicated one percent of its revenues over the next ten years to fund the plan which will include establishing a job skill and vocational training center and the continued enhancement of direct benefits to those tribes whose original tribal lands have been impacted by PT-FI's operations. FCX believes that its historical commitment to the area, improved dialogue with the indigenous population and increased military presence should serve to avoid future disruptions of the mine and mill operations.

PT-FI Operating Results.

                                         First Quarter
                                   ------------------------
                                      1996          1995
                                   ----------    ----------
Ore milled (MTPD)                     125,900        85,000
Copper grade (%)                         1.23          1.37
Gold grade (grams per MT)                1.28          1.45
Recovery rate (%)
    Copper                               81.2          81.8
    Gold                                 70.8          72.6
Copper (000s of recoverable pounds)
  Production                          242,900       182,900
  Sales                               225,000       196,300
  Average realized price                $1.14         $1.26a
  Sales-net of intercompany effect    170,300       177,700
Gold (recoverable ounces)
  Production                          320,100       249,500
  Sales                               301,100       271,000
  Average realized price              $392.73       $374.99
  Sales-net of intercompany effect    228,700       246,400

Gross profit per pound of copper (cents):
Average realized price                  113.9         125.7a
                                        -----         -----
Production costs:
  Site production and delivery           58.7b         63.5
  Gold and silver credits               (53.1)        (53.0)
  Treatment charges                      23.2          19.5
  Royalty on metals                       4.1           4.4
                                        -----         -----
    Cash production costs                32.9          34.4
  Depreciation and amortization          13.0           8.1
                                        -----         -----
    Total production costs               45.9          42.5
                                        -----          ----
Revenue adjustments c                    (5.0)         (1.4)
                                        -----          ----
Gross profit per pound of copper         63.0          81.8
                                        =====          ====

a.   Amount was $1.33 before hedging adjustments.

b. Includes $3.0 million (1.3 cents per pound) for costs related to the civil disturbance and $2.3 million (1.0 cent per pound) for an early retirement program.

c. Reflects adjustments for prior period concentrate sales and amortization of the price protection program cost.

     Throughput levels for the first quarter of 1996 were only slightly below fourth-quarter 1995 levels of 126,800 MTPD despite the approximate three day mine/mill shutdown. Throughput was also 48 percent higher than the 1995 first quarter which was prior to completion of the 118,000 MTPD expansion.

     Cash production costs per pound increased to 32.9 cents from the fourth-quarter 1995 total of 14.9 cents because of lower grade ore, lower gold and silver credits, higher treatment charges, the civil disturbance charges and the early retirement program. Unit costs were below first-quarter 1995 levels. PT-FI's copper royalty rate varies from 1.5 percent to 3.5 percent (currently the rate is 3.5 percent) depending on the price of copper, and the gold and silver royalty rate is 1 percent.

     PT-FI's depreciation rate of 13 cents per pound in 1996 reflects depreciation for the expanded operations and the first phase of an enhanced infrastructure program (EIP). The EIP is designed to provide the infrastructure needed for PT-FI's operations, to enhance the living conditions of PT-FI's employees, and to develop and promote the growth of local and third party activities and enterprises in Irian Jaya. The 118,000 MTPD expansion was not completed until the second quarter of 1995 and the first phase of the EIP will be completed in 1996. The first-quarter 1995 rate of 8.1 cents per pound did not include these costs.

PT-FI Outlook. PT-FI has commitments from various parties, including RTM, to purchase virtually all of its expected 1996 production at market prices. Sales for 1996 are estimated to total approximately
1.1 billion pounds of copper and 1.65 million ounces of gold. Strong 1996 estimated gold sales reflect the expectation of producing greater than mine life gold grades during the year. Second-quarter 1996 sales are projected to be approximately 265 million pounds of copper and 430,000 ounces of gold.

     PT-FI established a price protection program to protect operating cash flow from the impact of potentially significant declines in copper prices while providing for full participation in higher prices. For the remainder of 1996 and into the second quarter of 1997, the program provides a $.90 per pound floor price with full participation in prices above that amount. This was established through put option contracts on 1.2 billion pounds of copper sales at an average cost of less than $0.02 per pound. Management's intention is to provide a floor price for its future copper sales through put option contracts, when attainable at an acceptable cost. As conditions warrant, PT-FI may modify or extend its existing program. FCX's revenues include net increases of $0.8 million in the 1996 quarter and net reductions of $12.2 million in the 1995 quarter related to PT-FI's copper price protection program.

     At March 31, 1996, PT-FI copper sales totaling 269.1 million pounds remained to be contractually priced and are subject to changes in world copper prices. These copper sales are recorded at an average price of $1.14 per pound. Adjustments to the pricing on these pounds will be reflected in future revenues.

RTM Results.
                                         First Quarter
                                     --------------------
                                       1996        1995
                                     --------    --------
Revenues (in millions)                 $161.7      $138.0
Concentrate treated (MT)              164,700     118,400
Anode production (000s of pounds)     108,800      83,900
Cathode production
 (000s of pounds)                     102,300      75,400

     RTM reported higher revenues and cost of sales in the first quarter of 1996 because of increases in production from its newly expanded facilities. RTM began benefiting from higher treatment and refining rates in March 1996 ($0.26 per pound in March 1996 compared with $0.23 per pound in first-quarter 1996 and $0.24 per pound in first-quarter 1995). Higher treatment charges, which negatively affect PT-FI, benefit RTM. RTM has completed the expansion of its smelter capacity to 270,000 metric tons of metal per year and expects to reach this level of production by mid-1996. Once RTM achieves its expanded annual production levels, the effects of changes in treatment charges on PT-FI and RTM will largely offset in FCX's consolidated financial results, taking into account income tax and minority interests. Operating losses totaled $4.2 million in 1996 and $2.6 million in 1995, but RTM expects efficiencies associated with the expansion and the higher treatment and refining rates to have a positive effect on results for the remainder of 1996.

     A portion of RTM's operating costs are paid for with Spanish pesetas and certain assets and liabilities are payable in Spanish pesetas. During 1996, a one peseta change in the U.S. dollar and Spanish peseta exchange rate will result in an approximate $2 million change in FCX's net income. First-quarter 1996 other income includes currency translation gains totaling $3.3 million on RTM's net peseta liability position. RTM is in the process of implementing a currency hedging program to reduce its operating cost exposure to changes in the U.S. dollar and Spanish peseta exchange rate.

Other Financial Results. FCX reported $8.0 million of exploration costs in the first quarter of 1995 while all first-quarter 1996 exploration costs ($9.3 million) are expected to be reimbursed by RTZ. FCX's general and administrative expenses were $42.8 million for the first quarter of 1996 compared with $31.6 million in the 1995 period. First-quarter 1996 general and administrative expenses include charges of $12.7 million for costs of stock appreciation rights caused by the increase in FCX's common stock price and $0.7 million for an early retirement program.

     FCX's total interest cost (before capitalization) rose to $32.9 million for the 1996 period from $17.8 million in the 1995 period because of an increase in debt levels associated with the expansions and the share purchase program. Because of the significant expansion projects at PT-FI and RTM, all interest was capitalized during the first quarter of 1995. Interest expense is expected to be higher throughout 1996 because of the higher debt levels and completion of the expansions.

     FCX's effective tax rate was 47 percent for the first quarter of 1996 and 42 percent for the first quarter of 1995. PT-FI's Contract of Work (COW) provides a 35 percent income tax rate and a 15 percent withholding on dividends paid to FCX by PT-FI and on interest for debt incurred after the signing of the COW. PT-FI increased its quarterly dividend beginning in the fourth quarter of 1995, increasing the withholding and FCX's effective tax rate. No income tax benefit is recorded for the losses at RTM, which is subject to taxation in Spain, because it has not generated taxable income in recent years.

CAPITAL RESOURCES AND LIQUIDITY
Net cash provided by operating activities declined to $32.0 million for the first quarter of 1996, compared with $83.6 million for the 1995 period, primarily because of lower net income and working capital changes. Cash flow used in investing activities reflects a decrease in PT-FI capital expenditures associated with the completion of the expansion in 1995. RTM expenditures reflect the smelter expansion which is now complete. Cash flow provided by financing activities totaled $61.0 million in 1996 compared with $75.4 million in 1995. Increases in debt during 1996 provided funds for stock purchases, capital expenditures and dividends.

Operating Activities. Lower copper realizations resulted in lower net income and operating cash flow in the 1996 period compared with the 1995 period. The increase in depreciation and amortization primarily reflects the higher rate for the completed PT-FI expansion and first phase of the EIP. Accounts receivable include $40.1 million for exploration costs since May 1995 that RTZ will reimburse once all GOI approvals are received which is expected in the second quarter. Product inventories increased primarily because of the timing of concentrate shipments and RTM's expansion. The decrease in accrued income taxes reflects the March 1996 payment on PT-FI's 1995 income tax liability. In 1995 RTM sold its mining operations, pursuant to which RTM will make cash payments to the purchasers totaling approximately $14.5 million through July 1997 in exchange for their assumption of certain RTM liabilities.

Investing Activities. FCX's capital expenditures have declined compared to the 1995 period because of the completion of PT-FI's expansion and the near completion of the first phase of its EIP.
FCX's cash expenditures for capital in 1996 will include approximately $60 million for costs incurred in 1995.

     PT-FI's capital expenditures for the remainder of 1996 are expected to approximate $150 million primarily for EIP assets and mine and mill sustaining capital. PT-FI also expects to incur additional expenditures for the increased military presence following the civil disturbance although the amounts are not determinable at this time. Capital expenditures will be funded by operating cash flow, FCX's and PT-FI's bank credit facilities ($240 million available at April 19, 1996) and other financing sources. Additionally, pursuant to their joint venture arrangements, FCX and RTZ have commenced a detailed feasibility study to expand FCX's mine and mill facilities to approximately 190,000 MTPD. The FCX/RTZ joint venture has initiated engineering on major long-lead-time component equipment to enable rapid construction for the expansion and begun the process of seeking approvals from the GOI, which had previously approved expansion to 160,000 MTPD. The expansion is expected to be completed by late 1998. Pursuant to the joint venture arrangements, RTZ is expected to provide up to $750 million for the expansion.

     With RTM's investment in the smelter expansion and upon satisfying certain conditions, RTM expects to receive more than $50 million of grants from the Spanish government. RTM had received $32.2 million of these grants through March 31, 1996 including $16.4 million in the first quarter of 1996. RTM's capital expenditures for the remainder of 1996, net of grant receipts, are expected to approximate $50 million including approximately $30 million for costs incurred in 1995.

     In January 1996, PT-FI concluded a joint venture agreement with Mitsubishi Materials Corporation (Mitsubishi) and Fluor Daniel Asia, Inc. (Fluor) for a 200,000 metric tons of metal per year copper smelter/refinery complex in Gresik, Indonesia. The estimated aggregate project cost, before working capital requirements, is approximately $600 million. Effective April 1, 1996, Fluor was replaced by Chiyoda Corporation as general contractor on the project and Fluor's 10 percent interest in the joint venture was assumed in equal parts by Mitsubishi and PT-FI increasing PT-FI's ownership interest from 20 percent to 25 percent. In April 1996, the joint venture expects to receive a commitment letter from a group of commercial banks for a $300 million non-recourse term loan and a $110 million working capital facility. Construction is expected to be completed by mid-1998. Upon completion of the Gresik smelter, FCX anticipates that approximately two-thirds of PT-FI's annual concentrate production at current throughput rates will be sold to RTM and the Gresik smelter at market prices.

Financing Activities. Net proceeds from debt totaled $272.5 million in the first quarter of 1996 while the 1995 period included $27.2 million of net proceeds from debt and $98.5 million of proceeds from infrastructure financing. In September 1995, FCX announced an open market share purchase program for up to a total of 20 million shares of its Class A and Class B common shares representing approximately 10 percent of its shares outstanding. During the first-quarter of 1996, FCX acquired 5 million of its shares for $146.7 million (an average of $29.20 per share) under its share purchase program. Through March 31, 1996, FCX purchased 9.3 million shares under this program. The timing of purchases is dependent upon many factors, including the price of common shares, the Company's business and financial position, and general economic and market conditions. The increase in cash dividends paid on common stock results from the increase in the regular quarterly dividend to $.225 per share.

ENVIRONMENTAL REPORT/POLITICAL RISK INSURANCE
As previously reported, an independent environmental audit by Dames & Moore, an international environmental consulting firm, has endorsed the tailings management program of PT-FI's mining operations. Among other things, the audit concluded that tailings from PT-FI's mining operations are non-toxic, that PT-FI's mining operations do not pose any significant risk to Irian Jaya's biodiversity and that PT-FI is in full compliance in all material respects with Indonesia's recently modernized environmental laws. The audit included 33 recommendations, 24 of which have already been implemented or are in the process of being implemented and nine are under study. Furthermore, arbitration between FCX and the Overseas Private Investment Corporation (OPIC) has ended in a settlement agreement. OPIC will reinstate the $100 million FCX political risk insurance until December 31, 1996 and FCX has agreed to create a trust fund to finance significant environmental remediation initiatives. FCX will make annual contributions to the trust fund beginning immediately, accumulating to a total of $100 million at the end of the life of the mine.

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

                              FREEPORT-McMoRan COPPER & GOLD INC.



                              By:  /s/ Richard C. Adkerson
                                   -----------------------
                                       Richard C. Adkerson
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (authorized signatory and
                                   Principal Accounting Officer)



Date:  April 26, 1996




                              EXHIBIT INDEX

                                                              Sequentially
                                                                Numbered
Number                        Description                         Page
- ------                        ------------                     ----------

11.1     Computation of Net Income per Common and Common
         Equivalent Share

27.1     Financial Data Schedule