Form 10-Q
period 1996-06-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 1996-08-08
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended June 30, 1996

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

On June 30, 1996, there were issued and outstanding 76,595,087 shares of the registrant's Class A Common Stock, par value $0.10 per share, and 118,813,528 shares of its Class B Common Stock, par value $0.10 per share.


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

Exhibit Index                                                    E-1



                 FREEPORT-McMoRan COPPER & GOLD INC.

                    PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                 FREEPORT-McMoRan COPPER & GOLD INC.
                 CONDENSED BALANCE SHEETS (Unaudited)

                                           June 30,    December 31,
                                             1996          1995
                                          ----------    ----------
                                              (In Thousands)
ASSETS
Current assets:
Cash and short-term investments           $   45,035    $   26,883
Accounts receivable                          189,634       256,121
Inventories                                  386,310       354,728
Prepaid expenses and other                    14,527        15,542
                                          ----------    ----------
  Total current assets                       635,506       653,274
  Property, plant and equipment, net       2,889,903     2,845,625
Other assets                                  98,546        82,847
                                          ----------    ----------
Total assets                              $3,623,955    $3,581,746
                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities $ 326,886 $ 351,485 Current portion of long-term debt and
 short-term borrowings                       111,325        86,943
Accrued income taxes                          41,906        88,357
                                          ----------    ----------
  Total current liabilities                  480,117       526,785
Long-term debt, less current portion       1,360,650     1,080,289
Accrued postretirement benefits and
 other liabilities                           161,533       186,342
Deferred income taxes                        320,300       305,490
Minority interests                            94,938       101,159
Mandatory redeemable preferred stock         500,007       500,007
Stockholders' equity                         706,410       881,674
                                          ----------    ----------
Total liabilities and stockholders'
 equity                                   $3,623,955    $3,581,746
                                          ==========    ==========


The accompanying notes are an integral part of these financial statements.



                 FREEPORT-McMoRan COPPER & GOLD INC.
                   STATEMENTS OF INCOME (Unaudited)


                                 Three Months                Six Months
                                Ended June 30,             Ended June 30,
                          ------------------------    ------------------------
                             1996          1995          1996          1995
                          ----------    ----------    ----------    ----------
                                (In Thousands, Except Per Share Amounts)
Revenues                  $  424,348    $  421,469    $  812,740    $  830,275
Cost of sales:
Production and delivery      238,886       221,534       443,728       445,736
Depreciation and
 amortization                 43,415        28,211        78,576        50,108
                          ----------    ----------    ----------    ----------
  Total cost of sales        282,301       249,745       522,304       495,844
Exploration expenses             -          11,654           -          19,610
General and
 administrative expenses      30,420        29,354        73,266        62,204
                          ----------    ----------    ----------    ----------
  Total costs and
   expenses                  312,721       290,753       595,570       577,658
                          ----------    ----------    ----------    ----------
Operating income             111,627       130,716       217,170       252,617
Interest expense, net        (29,545)      (11,799)      (53,075)      (11,799)
Other income (expense),
 net                           2,965          (920)        3,872        (1,638)
                          ----------    ----------    ----------    ----------
Income before income
 taxes and minority
 interests                    85,047       117,997       167,967       239,180
Provision for income
 taxes                       (36,733)      (50,528)      (75,354)     (101,923)
Minority interests in
 net income of
 consolidated
 subsidiaries                 (5,643)      (13,285)      (13,806)      (25,677)
                          ----------    ----------    ----------    ----------
Net income                    42,671        54,184        78,807       111,580
Preferred dividends          (13,626)      (13,559)      (27,312)      (26,962)
                          ----------    ----------    ----------    ----------
Net income applicable
 to common stock          $   29,045    $   40,625    $   51,495    $   84,618
                          ==========    ==========    ==========    ==========

Net income per primary
 and fully diluted share
 of common stock                $.15          $.20          $.26          $.41
                          ==========    ==========    ==========    ==========

Average common shares
 outstanding                 197,169       205,157       197,768       205,555
                          ==========    ==========    ==========    ==========

Dividends paid per
 common share                  $.225          $.15          $.45          $.30
                          ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.



                 FREEPORT-McMoRan COPPER & GOLD INC.
                 STATEMENTS OF CASH FLOW (Unaudited)

                                          Six Months Ended June 30,
                                          --------------------------
                                             1996            1995
                                          ----------      ----------
                                                (In Thousands)
Cash flow from operating activities:
Net income                                $   78,807      $  111,580
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization               78,576          50,108
  Deferred income taxes                       14,810          28,404
  Recognition of unearned income                 -           (36,207)
  Minority interests' share of net income     13,806          25,677
  Other                                      (10,057)         (1,893)
  (Increase) decrease in working capital:
    Accounts receivable                       68,515          (7,537)
    Inventories                              (12,052)        (30,817)
    Prepaid expenses and other                 5,481          (1,229)
    Accounts payable and accrued
     liabilities                              21,148         (28,527)
    Accrued income taxes                     (50,918)         29,030
                                          ----------      ----------
  (Increase) decrease in working capital      32,174         (39,080)
                                          ----------      ----------
Net cash provided by operating activities    208,116         138,589
                                          ----------      ----------
Cash flow from investing activities:
Capital expenditures:
  PT-FI                                     (140,296)       (240,245)
  RTM                                        (51,893)        (67,854)
Investment in Gresik smelter                 (17,131)            -
                                          ----------      ----------
Net cash used in investing activities       (209,320)       (308,099)
                                          ----------      ----------
Cash flow from financing activities:
Proceeds from debt, net                      307,790          81,339
Net proceeds from infrastructure financing       -           228,899
Purchase of FCX common shares               (156,899)        (52,841)
Cash dividends paid:
  Common stock                               (88,366)        (61,774)
  Preferred stock                            (25,569)        (25,124)
  Minority interests                         (20,028)        (15,461)
Other                                          2,428           1,374
                                          ----------      ----------
Net cash provided by financing activities     19,356         156,412
                                          ----------      ----------
Net increase (decrease) in cash and
 short-term investments                       18,152         (13,098)
Cash and short-term investments at
 beginning of year                            26,883          44,252
                                          ----------      ----------
Cash and short-term investments at end
 of period                                $   45,035      $   31,154
                                          ==========    ============

The accompanying notes are an integral part of these financial statements.



                 FREEPORT-McMoRan COPPER & GOLD INC.
                    NOTES TO FINANCIAL STATEMENTS


1.  CREDIT FACILITIES
In July 1996, the Freeport-McMoRan Copper & Gold Inc. (FCX) and P.T. Freeport Indonesia Company (PT-FI) credit facilities were amended to increase the availability under the FCX/PT-FI facility by $250 million, lower the interest rates and release the collateral securing the FCX borrowing and guaranty. Consequently, PT-FI retains its $550 million facility ($195.0 million of additional borrowings available at July 26, 1996) and FCX and PT-FI now have a separate $450 million facility ($251.0 million of additional borrowings available at July 26, 1996). All other significant terms of the facilities were unaffected.

2.  INTEREST COSTS
Interest expense excludes capitalized interest of $5.9 million and $11.2 million in the second quarter of 1996 and 1995, respectively, and $15.3 million and $29.1 million in the first six months of 1996 and 1995, respectively.

3.  RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first six months of 1996 and 1995 was 3.2 to 1 and 6 to 1, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

4.  RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the 1996 presentation.

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
Freeport-McMoRan Copper & Gold Inc. (FCX) operates through its majority-owned subsidiaries P.T. Freeport Indonesia Company (PT-FI) and P.T. IRJA Eastern Minerals Corporation (Eastern Mining) and through Rio Tinto Minera, S.A. (RTM), a wholly owned subsidiary. PT-FI's operations involve mineral exploration and development, mining and milling of ore containing copper, gold and silver in Irian Jaya, Indonesia and the marketing of concentrates containing these metals worldwide. PT-FI also has a 25 percent interest in a joint venture to construct and operate a copper smelter and refinery in Indonesia. Eastern Mining conducts mineral exploration activities in Irian Jaya. RTM is engaged in the smelting and refining of copper concentrates in Spain.

     Summary comparative results for the second-quarter and six-month periods follow (in millions, except per share amounts):

                       Second Quarter                  Six Months
                  ------------------------      ------------------------
                     1996          1995            1996           1995
                  ----------    ----------      ----------     ---------
Revenues          $    424.3    $    421.5      $    812.7     $   830.3
Operating income       111.6         130.7a          217.2b        252.6a
Net income applicable
 to common stock        29.0          40.6a           51.5b         84.6a
Net income per
 common share            .15           .20a            .26b          .41a

Operating income (loss) by subsidiary:
  PT-FI           $    114.1    $    146.3      $    218.1     $   276.3
  RTM                    4.5          (6.4)            0.3          (9.0)
  Eastern Mining         -            (3.0)            -            (6.1)
  Intercompany
   eliminations and
   other c              (7.0)         (6.2)           (1.2)         (8.6)
                  ----------    ----------      ----------    ----------
                  $    111.6    $    130.7      $    217.2    $    252.6
                  ==========    ==========      ==========    ==========

a. Includes a $12.5 million charge ($6.8 million to net income or $0.03 per share) for a materials and supplies inventory reserve adjustment in connection with the completion of PT-FI's 118,000 metric tons of ore per day (MTPD) expansion program.

b. Includes charges totaling $17.4 million ($8.0 million to net income or $0.04 per share) consisting of $12.7 million for costs of stock appreciation rights caused by the increase in FCX's common stock price during the period, $3.0 million for costs related to a civil disturbance (discussed below) and $1.7 million ($1.2 million to production cost and $0.5 million to general and administrative expenses) for an early retirement program.

c. Profit on PT-FI sales to RTM is not reflected in FCX's consolidated results until completion of the smelting and refining process. The increased level of PT-FI concentrate sales to RTM resulting from the expanded smelter capacity causes fluctuations in FCX's consolidated quarterly earnings because of the timing of the shipments and prices.

     FCX's second-quarter and six-month 1996 operating results reflected excellent performance from PT-FI's mining and milling operations and significantly lower copper realizations. FCX's second-quarter 1996 revenues were slightly higher than second-quarter 1995 because of higher PT-FI sales volumes and RTM revenues partially offset by lower PT-FI copper realizations. RTM's revenues increased because of its expansion. Cost of sales for 1996 was affected by higher sales volumes and depreciation while the 1995 periods include the materials and supplies inventory reserve adjustment. Exploration expenses were lower because of the May 1995 agreement with The RTZ Corporation PLC
(RTZ) under which RTZ agreed to pay the next $100 million of exploration costs. General and administrative expenses in the second quarter of 1996 were comparable to the 1995 period and higher in the six-month period of 1996 compared with the 1995 period because of the expense resulting from stock appreciation rights. Net income applicable to common stock for the 1996 periods was also reduced by higher interest expense. The provision for income taxes and minority interests in net income were lower primarily because of lower net income at PT-FI.

RESULTS OF OPERATIONS
PT-FI Financial Results. PT-FI's revenues for the second quarter and six-month period of 1996 were below the comparable 1995 periods. Higher sales volumes were offset by a decline in copper realizations from $1.27 per pound in the 1995 quarter to $0.91 per pound in the 1996 quarter, and higher treatment charges of $0.22 per pound in the 1996 quarter compared to $0.20 per pound in the 1995 quarter. Treatment charges increased because of higher rates negotiated with customers based on market conditions. Despite higher sales volumes, royalties were only slightly higher because of lower copper prices. Second-quarter 1996 revenues include downward adjustments of $27.4 million on open copper sales from March 31, 1996 while six-month 1996 revenues also include $9.8 million of downward adjustments on open copper sales from December 31, 1995. A reconciliation of PI-FI revenues between the periods follows (in millions):

                                        Second Quarter    Six Months
                                        --------------    ----------

Revenues -1995                            $    332.7      $    633.9
Increases (decreases):
    Sales volumes:
      Copper                                    63.2           100.3
      Gold                                      63.7            74.6
    Price realizations:
      Copper                                   (96.1)         (159.1)
      Gold                                       2.2             6.8
    Prior period adjustments                   (39.1)           (4.7)
    Treatment charges, royalties and other     (14.5)          (36.6)
                                          ----------      ----------
Revenues -1996                            $    312.1      $    615.2
                                          ==========      ==========

     A March 1996 civil disturbance, in which Irianese tribes people engaged in acts of vandalism to PT-FI property, resulted in an approximate three day closure of the mine and mill as a precautionary measure. Full production was promptly restored after the Government of Indonesia (GOI) increased its military presence in the area. Concentrate shipments to customers were not interrupted. There have been no further disruptions since the March 1996 event. PT-FI and the GOI have launched a comprehensive economic and social development plan for the area around PT-FI's operations in a series of open meetings with the local indigenous leaders. The plan, which represents the culmination of many months of effort including extensive interviews with local indigenous people, had actually been completed several days prior to the civil disturbance. PT-FI has dedicated one percent of its revenues over the next ten years to fund the plan which will include establishing a job skill and vocational training center and the continued enhancement of direct benefits to those tribes whose original tribal lands have been impacted by PT-FI's operations. FCX believes that its historical commitment to the area, improved dialogue with the indigenous population, coordinated development activities with the GOI and the local people and increased military presence should serve to avoid future disruptions of mine and mill operations.

PT-FI Operating Results.
                                Second Quarter               Six Months
                            ----------------------      ----------------------
                              1996          1995          1996          1995
                            --------      --------      --------      --------
Ore milled (MTPD)            128,000       113,100       126,900        99,100
Copper grade (%)                1.34          1.26          1.28          1.31
Gold grade (grams per MT)       1.54          1.28          1.41          1.35
Recovery rate (%)
  Copper                        85.7          86.0          83.6          84.1
  Gold                          78.2          72.7          74.9          72.7
Copper (000s of recoverable pounds)
  Production                 284,600       237,200       527,500       420,100
  Sales                      269,200       219,300       494,200       415,600
  Average realized price a      $.91         $1.27          $.95         $1.28
Gold (recoverable ounces)
  Production                 434,000       295,800       754,100       545,300
  Sales                      436,000       269,500       737,100       540,500
  Average realized price     $387.38       $382.41       $388.62       $379.39

Gross profit per pound of copper (cents):
Average realized price a        91.0         126.7          95.4         127.6
                                ----         -----          ----         -----
Production costs:
  Site production and delivery  51.0          54.8b         54.5c         58.9b
  Gold and silver credits      (62.5)        (47.9)        (58.2)        (50.3)
  Treatment charges             21.9          19.9          22.5          19.7
  Royalty on metals              3.7           4.1           3.8           4.3
                                ----         -----          ----         -----
    Cash production costs       14.1          30.9          22.6          32.6
  Depreciation and
   amortization                 13.0          11.0          13.0           9.6
                                ----         -----          ----         -----
    Total production costs      27.1          41.9          35.6          42.2
                                ----         -----          ----         -----
Revenue adjustments d          (11.9)e         1.1          (2.8)         (1.4)
                                ----         -----          ----         -----
Gross profit per pound
 of copper                      52.0          85.9          57.0          84.0
                                ====         =====          ====         =====

a.   Amounts were $0.90 for the 1996 quarter, $1.36 for the 1995 quarter, $0.95 for the 1996 six-month period and $1.35 for the 1995 six-month period before hedging adjustments.

b. Excludes the materials and supplies inventory reserve adjustment discussed earlier (5.7 cents per pound for the second quarter and 3.0 cents per pound for the six-month period).

c. Includes $4.2 million (0.9 cents per pound) for costs related to the civil disturbance and an early retirement program.

d. Reflects adjustments for prior period concentrate sales and amortization of the price protection program cost.

e. Includes a $27.4 million downward adjustment (10.2 cents per pound) for the impact of lower copper prices on provisionally priced "open" copper sales at March 31, 1996.


     Average mill throughput in the second quarter of 1996 reached a record of 128,000 MTPD, 13 percent higher than the 1995 second quarter during which the 118,000 MTPD expansion was completed. PT-FI's excellent operating performance resulted in record copper and gold production in the 1996 second quarter.

     Cash production costs per pound of copper for the second-quarter and six-month periods of 1996 were considerably lower than the comparable 1995 periods. Efficiencies generated by the 118,000 MTPD expansion and PT-FI's cost reduction efforts have lowered unit site production costs. Additionally, higher gold and silver credits because of the expansion, higher grade ore and improved gold recoveries lowered unit cash production costs. The higher treatment charges reflect market conditions. Higher treatment charges, which negatively affect PT-FI, benefit RTM. With completion of RTM's expansion, the effects of changes in treatment charges on PT-FI and RTM will largely offset in FCX's consolidated financial results, taking into account income tax and minority interests. PT-FI's copper royalty rate varies from 1.5 percent, at a copper price of $0.90 or less, to 3.5 percent at a copper price over $1.10 on copper net revenue (after freight costs and treatment charges); the gold and silver royalty rate is 1.0 percent.

     PT-FI's 1996 depreciation rate of 13.0 cents per pound of copper reflects depreciation for the expanded operations and the first phase of an enhanced infrastructure program (EIP). The EIP is designed to provide the infrastructure needed for PT-FI's current and anticipated expanded future operations, to enhance the living conditions of PT-FI's employees, and to develop and promote the growth of local and third party activities and enterprises in Irian Jaya. The 118,000 MTPD expansion was completed in the second quarter of 1995 and the first phase of the EIP is expected to be completed in 1996. The second-quarter 1995 rate of 11.0 cents per pound did not include the EIP costs.

PT-FI Exploration Activities. PT-FI continues to encounter encouraging results from its exploration drilling activities at the previously announced "Golden Triangle" area within its original Block A area. In June 1996, FCX announced that one of the latest drill holes had intercepted over 520 meters of 2.8 percent copper equivalents at the Kucing Liar/Amole prospect representing the longest mineralized intercept drilled to date since PT-FI's initial drilling at Grasberg in 1988. A second drill hole from the Amole tunnel encountered an 83 meter intercept of 2.1 percent copper equivalents. These two holes are the latest of 21 holes drilled to date which have been focusing on a one square kilometer area on the southeast side of the Grasberg ore body at the 2,500-3,000 meter elevation within access of the Amole tunnel. Exploration drilling continues to indicate that an extensive skarn-type copper/gold mineralization could exist as a mantle of copper and gold around the base of the prolific Grasberg ore body. Delineation of this mineralized area continues with drilling from the Amole and other associated drifts so that the configuration of this mineral resource and eventually the estimated reserves can be determined. The mineralization encountered to date continues to suggest that a significant underground high-grade ore body exists in close proximity to the Grasberg which could feed high-grade ore to PT-FI's expanding facilities.

PT-FI Outlook and Price Protection Program. PT-FI has commitments from various parties, including RTM, to purchase virtually all of its expected 1996 production at market prices. Sales for 1996 are estimated to total approximately 1.1 billion pounds of copper and 1.65 million ounces of gold. Strong 1996 estimated gold sales reflect the expectation of producing greater than mine life gold grades during the year. Third-quarter 1996 sales are projected to approximate 285 million pounds of copper and 385,000 ounces of gold.

     The recent significant decline in copper prices increased the value of PT-FI's put option contracts which it had purchased to provide a floor price of $0.90 per pound for essentially all copper sales through 1997's second quarter. In response to these conditions, PT-FI through July 22, 1996, has sold approximately 57 percent of its put option contracts covering approximately 690 million pounds of copper for $56.3 million cash. As a result, PT-FI will recognize additional revenues from copper sales in the following amounts: $18.0 million in 1996's third quarter, $10.2 million in 1996's fourth quarter, $14.4 million in 1997's first quarter and $13.7 million in 1997's second quarter. Therefore, PT-FI will report future copper revenues through June 30, 1997 at a higher price than will be realized under its copper concentrate sales contracts, but PT-FI will not have a floor price except to the extent that it retains put option contracts. As of July 22, 1996, PT-FI owned put option contracts at $0.90 per pound for the following volumes: 176 million pounds for 1996's third quarter, 137 million pounds for 1996's fourth quarter, 101 million pounds for 1997's first quarter and 111 million pounds for 1997's second quarter totaling 525 million pounds of copper. PT-FI may sell an additional portion or all of its put option contracts. FCX's revenues include net reductions totaling $0.9 million for the 1996 quarter, $19.6 million for the 1995 quarter, $0.1 million for the 1996 six-month period and $31.8 million for the 1995 six-month period recognized under PT-FI's copper price protection program.

     PT-FI's concentrate sales agreements, with regard to copper, provide for provisional billings at the time of shipment with actual settlement generally final-priced based on the average London Metals Exchange price for a specified future month. Copper revenues on provisionally priced _open_ pounds are adjusted monthly based on then current prices and the impact of PT-FI's hedging program. At June 30, 1996, copper sales totaling 287 million pounds, which were recorded at an average price of $0.90 per pound, remained to be contractually final-priced. Approximately 60 percent of these pounds are expected to be final-priced during 1996's third quarter, with substantially all remaining pounds priced during 1996's fourth quarter.

RTM Results.
                                       Second Quarter        Six Months
                                     -----------------   ------------------
                                       1996      1995      1996      1995
                                     --------  -------   --------  --------
Revenues (in millions)                 $207.3   $113.4     $369.0    $251.4
Concentrate treated (MT)              200,800   55,900    365,500   174,300
Anode production (000s of pounds)     135,800   39,200    244,600   123,100
Cathode production (000s of pounds)   119,400   55,100    221,700   130,500

     RTM has completed the expansion of its smelter to 270,000 metric tons of metal per year, reaching its full production capacity in June 1996. RTM reported higher revenues and cost of sales in the 1996 periods than the comparable 1995 periods because of increases in production from its newly expanded facilities coupled with the shut-down for approximately half of the 1995 quarter to tie-in expansion equipment and to perform maintenance turnarounds. RTM's second-quarter 1996 operating income totaled $4.5 million compared to $6.4 million operating loss in the 1995 period. RTM is benefiting from higher treatment and refining rates, $0.25 per pound in the second quarter of 1996 compared with $0.22 per pound in the second quarter of 1995.

     A portion of RTM's operating costs are paid with Spanish pesetas and certain assets and liabilities are denominated in Spanish pesetas. During 1996, a one peseta change in the U.S. dollar and Spanish peseta exchange rate will result in an approximate $2 million change in FCX's annual net income before any hedging effects. Second-quarter and six-month 1996 other income includes currency translation gains totaling $4.3 million and $7.6 million, respectively, on RTM's net peseta liability position. RTM has implemented a currency hedging program to reduce its operating cost exposure to changes in the U.S. dollar and Spanish peseta exchange rate. The program involves foreign currency contracts which provide hedges for approximately 50 percent of RTM's net peseta operating cost exposure through September 1997.

Other Financial Results. FCX reported $11.7 million of exploration costs in the second-quarter of 1995 and $19.6 million in the six-month 1995 period. All 1996 exploration costs ($6.9 million in the second quarter and $16.3 million in the six-month period) are expected to be reimbursed by RTZ. FCX's general and administrative expenses were $30.4 million for the second quarter of 1996 compared with $29.4 million in the 1995 period. Six-month 1996 general and administrative expenses include charges of $12.7 million for costs of stock appreciation rights caused by the increase in FCX's common stock price.

     FCX's total interest cost (before capitalization) rose to $68.4 million for the six-month 1996 period from $40.9 million in the 1995 period because of an increase in debt levels associated with the expansions and the FCX share purchase program. Because of the significant expansion projects at PT-FI and RTM, most interest was capitalized during the first six-months of 1995. Interest expense is expected to be higher throughout 1996 because of the higher debt levels and completion of the expansions.

     FCX's effective tax rate was 45 percent for the first six months of 1996 and 43 percent for the first six months of 1995. PT-FI's
Contract of Work (COW) provides a 35 percent income tax rate and a 15 percent withholding on dividends paid to FCX by PT-FI and on interest for debt incurred after the signing of the COW. No income tax benefit is recorded for the losses at RTM, which is subject to taxation in Spain, because it has not generated taxable income in recent years.

CAPITAL RESOURCES AND LIQUIDITY
Net cash provided by operating activities was $208.1 million for the first six months of 1996, compared with $138.6 million for the 1995 period. Cash flow used in investing activities reflects a decrease in PT-FI capital expenditures associated with the completion of the 118,000 MTPD expansion in 1995. RTM expenditures reflect completion of the smelter expansion. Cash flow provided by financing activities totaled $19.4 million in 1996 compared with $156.4 million in 1995. Increases in stock purchases and dividends in 1996 are the primary reasons for the decrease in financing cash flows.

Operating Activities. Lower copper realizations offset the benefits of higher sales volumes and resulted in lower net income in the 1996 period. The increase in depreciation and amortization primarily reflects the higher rate for the completed PT-FI expansion and first phase of the EIP. Lower accounts receivable reflect the decline in copper realizations. Accounts receivable also includes $47.0 million for exploration costs incurred since May 1995 which RTZ has agreed to reimburse. The decrease in accrued income taxes reflects the March 1996 payment on PT-FI's 1995 income tax liability.

Investing Activities. FCX's capital expenditures have declined from $308.1 million in 1995 to $209.3 million in the 1996 period because of the completion of PT-FI's 118,000 MTPD expansion during the second quarter of 1995, the completion of RTM's smelter expansion during 1996 and the near completion of the first phase of PT-FI's EIP. FCX's cash expenditures for capital in 1996 include approximately $60 million for costs incurred in 1995.

     PT-FI's capital expenditures for the remainder of 1996 are expected to approximate $100 million primarily for EIP assets and mine and mill sustaining capital. Capital expenditures will be funded by operating cash flow, FCX's and PT-FI's bank credit facilities ($446.0 million available at July 26, 1996) and other financing sources. Additionally, the FCX/RTZ joint venture is engaged in engineering activities to complete a feasibility study and for major long-lead-time component equipment to enable rapid construction for the 190,000
MTPD expansion.   The joint venture is applying for approvals from the
GOI, which had previously approved expansion to 160,000 MTPD. The expansion is expected to be completed by the second half of 1998. Pursuant to the joint venture arrangements, RTZ has agreed to provide up to $750 million for the expansion.

     RTM received $16.4 million of grants from the Spanish government in the first six months of 1996 for a total of $32.2 million through June 30, 1996. RTM expects to receive additional grants totaling more than $18 million through early 1997. All of the grants are contingent upon RTM satisfying certain conditions. RTM's capital expenditures for the remainder of 1996, net of grant receipts, are expected to approximate $10 million.

     Construction began in July 1996 on PT-FI's 25 percent-owned, 200,000 metric tons of metal per year copper smelter/refinery complex in Gresik, Indonesia. The estimated aggregate project cost, before working capital requirements, is approximately $600 million. The project will be financed with a $300 million non-recourse term loan and a $110 million working capital facility from a group of commercial banks. The remaining funding will be made pro-rata by PT-FI (25 percent) and Mitsubishi Materials Corporation (75 percent). PT-FI expects its 1996 cash investment in the smelter to total approximately $40 million. Construction is expected to be completed by mid-1998. Upon completion of the Gresik smelter and the PT-FI 190,000 MTPD expansion, FCX anticipates that approximately 50 percent of PT_FI's annual concentrate production will be sold to RTM and the Gresik smelter at market prices.

Financing Activities. Net proceeds from debt totaled $307.8 million in the first six months of 1996 while the 1995 period included $81.3 million of net proceeds from debt and $228.9 million of proceeds from infrastructure financing. In September 1995, FCX announced an open market share purchase program for up to a total of 20 million shares of its Class A and Class B common shares representing approximately 10 percent of its shares outstanding. During the first six months of 1996, FCX acquired 5.4 million of its shares for $156.9 million (an average of $29.32 per share). From July 1 through July 22, 1996, FCX purchased 1.3 million shares of its Class A and Class B common stock for an aggregate $38.7 million (an average of $29.42 per share). Through July 22, 1996, FCX has purchased a total of 11.0 million shares under this program. The timing of purchases is dependent upon many factors, including the price of common shares, the Company's business and financial position, and general economic and market conditions. During the six-month 1995 period FCX acquired 2.5 million of its shares for $52.8 million (an average of $21.04 per share). The increase in cash dividends paid on common stock results from the fourth-quarter 1995 increase in the regular quarterly dividend from $0.15 to $0.225 per share.

SOCIAL PROGRAMS AUDIT
In June 1996, PT-FI received an Interim Results and Status Report from Labat Anderson, an internationally recognized consulting firm which is conducting an independent audit of PT-FI's social and community development activities. The report recognized the positive social and cultural impacts of PT-FI's efforts in the areas of public health, education, training, economic and community development, cultural preservation and agriculture. The report also stated that in the past, PT-FI had often placed more emphasis on creating and implementing programs that it thought appropriate rather than responding exclusively to the local peoples' social, cultural and community needs. PT-FI has agreed to implement the report's suggested improvements that are under PT-FI's sole control, and supports all of the recommendations in the report. The report did not yet address PT-FI's response to the new social issues raised by certain indigenous groups in the March 1996 civil disturbance.

                        ----------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.



                 FREEPORT-McMoRan COPPER & GOLD INC.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

Tom Beanal v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-1474 (E.D. La. filed Apr. 29, 1996) and Yosefa Alomang v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-9962 (Orleans Civ. Dist. Ct. La. filed June 19,
1996) and Civ. No. 96-2139 (E.D. La. removed June 24, 1996).

     In both actions, the plaintiffs allege substantially identical environmental, human rights and social/cultural violations in Indonesia. Tom Beanal seeks $6 billion in monetary damages and other equitable relief and Yosefa Alomang seeks unspecified monetary damages and other equitable relief. The registrant denies the allegations, which have been refuted by a series of independent examinations of the Indonesian mining operations of P.T. Freeport Indonesia Company, the registrant's subsidiary. The registrant believes that the actions are baseless and will vigorously defend such actions.

Item 4.   Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Stockholders of the registrant was held on April 30, 1996 (the "Annual Meeting"). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     (b) At the Annual Meeting J. Taylor Wharton was elected to serve until the 1997 annual meeting of stockholders and R. Leigh Clifford, Bobby E. Cooper, Robert W. Bruce III, Robert A. Day, Bobby Lee Lackey, Gabrielle McDonald and George A. Mealey were elected to serve until the 1999 annual meeting of stockholders. In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Thomas B. Coleman, Leland O. Erdahl, William B. Harrison, Jr., Henry A. Kissinger, Rene L. Latiolais, James R. Moffett, George Putnam, B. M. Rankin, Jr., Wolfgang F. Seigel, Eiji Umene and Ward W. Woods, Jr.

     (c) At the Annual Meeting holders of shares of the registrant's Class A Common Stock and the registrant's Preferred Stock, voting as a class, elected three directors with the number of votes cast for or withheld from each nominee as follows:

       Name                  For                 Withheld
- ------------------       ----------              --------
R. Leigh Clifford        64,694,157               253,142
Bobby E. Cooper          64,689,585               257,714
J. Taylor Wharton        64,713,701               233,599

At the Annual Meeting holders of shares of the registrant's Class B Common Stock elected five directors with the number of votes cast for or withheld from each nominee as follows:

          Name                  For                Withheld
- -----------------------     -----------           ---------
Robert W. Bruce III         101,908,074           2,384,871
Robert A. Day               101,904,766           2,388,179
Bobby Lee Lackey            101,881,813           2,411,132
Gabrielle K. McDonald       101,848,910           2,444,035
George A. Mealey            101,917,736           2,375,209


With respect to the election of directors, there were no abstentions or broker non-votes.

     At the Annual Meeting the stockholders also voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP to act as the independent auditors to audit the financial statements of the registrant and its subsidiaries for the year 1996. Holders of 167,348,281 shares voted for, holders of 346,216 shares voted against and holders of 317,447 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

     At the Annual Meeting the stockholders voted on and approved a proposal to amend the registrant's Annual Incentive Plan. Holders of 156,614,158 shares voted for, holders of 9,780,869 shares voted against and holders of 1,616,917 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

     At the Annual Meeting the stockholders voted on and approved a proposal to amend the registrant's 1995 Long-Term Performance Incentive Plan. Holders of 156,660,480 shares voted for, holders of 9,766,241 shares voted against and holders of 1,585,223 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

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

                              FREEPORT-McMoRan COPPER & GOLD INC.



                              By:  /s/ Michael A. Weaver
                                   ----------------------
                                       Michael A. Weaver
                               Controller-Financial Reporting
                                 (authorized signatory and
                                Principal Accounting Officer)

Date:  August 8, 1996




                 FREEPORT-McMoRan COPPER & GOLD INC.
                            EXHIBIT INDEX




                                                       Sequentially
                                                         Numbered
Number                        Description                  Page
- ------                        -----------               -----------

11.1        Computation of Net Income per Common and
              Common Equivalent Share

27.1        Financial Data Schedule