Form 10-Q
period 1996-09-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 1996-11-07
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended September 30, 1996

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

On September 30, 1996, there were issued and outstanding 75,338,577 shares of the registrant's Class A Common Stock, par value $0.10 per share, and 117,909,228 shares of its Class B Common Stock, par value $0.10 per share.

                 FREEPORT-McMoRan COPPER & GOLD INC.
                          TABLE OF CONTENTS


                                                               Page

Part I.  Financial Information

  Financial Statements:

    Condensed Balance Sheets                                     3

    Statements of Income                                         4

    Statements of Cash Flow                                      5

    Notes to Financial Statements                                6

    Remarks                                                      6

  Report of Independent Public Accountants                       7

  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                      8

Part II.  Other Information                                      14

Signature                                                        15

Exhibit Index                                                    E-1

                 FREEPORT-McMoRan COPPER & GOLD INC.
                    PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                 FREEPORT-McMoRan COPPER & GOLD INC.
                 CONDENSED BALANCE SHEETS (Unaudited)
                                        September 30,  December 31,
                                             1996          1995
                                          ----------    ----------
                                               (In Thousands)
ASSETS
Current assets:
Cash and short-term investments           $   49,031    $   26,883
Accounts receivable                          235,734       256,121
Inventories                                  408,609       354,728
Prepaid expenses and other                    19,588        15,542
                                          ----------    ----------
  Total current assets                       712,962       653,274
  Property, plant and equipment, net       2,965,406     2,845,625
Other assets                                 104,042        82,847
                                          ----------    ----------
Total assets                              $3,782,410    $3,581,746
                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities  $  314,461    $  351,485
Current portion of long-term debt and
short-term borrowings                        107,916        86,943
Accrued income taxes                          64,777        88,357
                                          ----------    ----------
  Total current liabilities                  487,154       526,785
Long-term debt, less current portion       1,493,390     1,080,289
Accrued postretirement benefits and
 other liabilities                           157,337       186,342
Unearned income                               67,162             -
Deferred income taxes                        335,271       305,490
Minority interests                            97,169       101,159
Mandatory redeemable preferred stock         500,007       500,007
Stockholders' equity                         644,920       881,674
                                          ----------    ----------
Total liabilities and stockholders'
 equity                                   $3,782,410    $3,581,746
                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.

                 FREEPORT-McMoRan COPPER & GOLD INC.
                   STATEMENTS OF INCOME (Unaudited)
                                Three Months                 Nine Months
                             Ended September 30,         Ended September 30,
                          ------------------------    ------------------------
                             1996          1995          1996          1995
                          ----------    ----------    ----------    ----------
                                  (In Thousands, Except Per Share Amounts)
Revenues                  $  474,664    $  469,812    $1,287,404    $1,300,087
Cost of sales:
Production and delivery      230,646       216,392       674,374       663,752
Depreciation and
 amortization                 45,228        33,888       123,804        83,996
                          ----------    ----------    ----------    ----------
  Total cost of sales        275,874       250,280       798,178       747,748
Exploration expenses            -           (5,722)         -           13,888
General and administrative
 expenses                     28,468        53,659       101,734       113,587
                          ----------    ----------    ----------    ----------
  Total costs and
   expenses                  304,342       298,217       899,912       875,223
                          ----------    ----------    ----------    ----------
Operating income             170,322       171,595       387,492       424,864
Interest expense, net        (28,566)      (18,836)      (81,641)      (31,287)
Other income (expense),
 net                          (1,894)       (2,761)        1,978        (4,399)
                          ----------    ----------    ----------    ----------
Income before income taxes
 and minority interests      139,862       149,998       307,829       389,178
Provision for income
 taxes                       (65,297)      (63,041)     (140,651)     (164,964)
Minority interests in net
 income of consolidated
 subsidiaries                (14,926)      (12,809)      (28,732)      (38,486)
                          ----------    ----------    ----------    ----------
Net income                    59,639        74,148       138,446       185,728
Preferred dividends          (13,513)      (13,615)      (40,825)      (40,577)
                          ----------    ----------    ----------    ----------
Net income applicable to
 common stock             $   46,126    $   60,533    $   97,621    $  145,151
                          ==========    ==========    ==========    ==========
Net income per primary
 and fully diluted share
 of common stock                $.24          $.30          $.50          $.71
                          ==========    ==========    ==========    ==========
Average common shares
 outstanding                 195,611       204,058       197,050       205,056
                          ==========    ==========    ==========    ==========
Dividends paid per
 common share                  $.225          $.15         $.675          $.45
                          ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                 FREEPORT-McMoRan COPPER & GOLD INC.
                 STATEMENTS OF CASH FLOW (Unaudited)
                                               Nine Months Ended
                                                  September 30,
                                          ----------------------------
                                             1996              1995
                                          ----------        ----------
                                                 (In Thousands)
Cash flow from operating activities:
Net income                                $  138,446      $  185,728
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization              123,804          83,996
  Deferred income taxes                       29,781          36,514
  Recognition of unearned income             (30,011)        (36,207)
  Deferral of unearned income                 97,173            -
  Minority interests' share of net income     28,732          38,486
  Other                                      (18,490)         22,378
  (Increase) decrease in working capital:
    Accounts receivable                        9,329          18,383
    Inventories                              (35,826)        (74,178)
    Prepaid expenses and other                (2,485)         (9,327)
    Accounts payable and accrued
     liabilities                               9,643         (70,370)
    Accrued income taxes                     (25,143)         54,020
                                          ----------      ----------
  Decrease in working capital                (44,482)        (81,472)
                                          ----------      ----------
Net cash provided by operating activities    324,953         249,423
                                          ----------      ----------

Cash flow from investing activities:
Capital expenditures:
  PT-FI                                     (235,675)       (361,378)
  Atlantic Copper                            (49,014)       (124,756)
Investment in Freeport Copper Company           -            (25,000)
Investment in Gresik smelter and other       (28,740)         (2,168)
                                          ----------      ----------
Net cash used in investing activities       (313,429)       (513,302)
                                          ----------      ----------

Cash flow from financing activities:
Proceeds from debt                           581,816         470,367
Repayment of debt                           (149,849)       (205,017)
Net proceeds from infrastructure financing      -            228,899
Purchase of FCX common shares               (220,997)        (84,717)
Cash dividends paid:
  Common stock                              (132,284)        (92,163)
  Preferred stock                            (38,147)        (37,876)
  Minority interests                         (32,722)        (27,228)
Other                                          2,807             838
                                          ----------      ----------
Net cash provided by financing activities     10,624         253,103
                                          ----------      ----------
Net increase (decrease) in cash and
 short-term investments                       22,148         (10,776)
Cash and short-term investments at
 beginning of year                            26,883          44,252
                                          ----------      ----------
Cash and short-term investments at
 end of period                            $   49,031      $   33,476
                                          ==========      ==========

The accompanying notes are an integral part of these financial statements.

                 FREEPORT-McMoRan COPPER & GOLD INC.
                    NOTES TO FINANCIAL STATEMENTS

1.  JOINT VENTURES
In October 1996, Freeport-McMoRan Copper & Gold Inc. (FCX) and The RTZ-CRA Group (RTZ-CRA) signed definitive documentation for
exploration and expansion joint venture arrangements.   See Note 2 to
the 1995 FCX Annual Report to stockholders for a discussion of these arrangements. As a result, RTZ-CRA paid FCX and P.T. Freeport Indonesia Company (PT-FI), FCX's Indonesian mining subsidiary, $184 million for exploration and expansion capital expenditures under the joint venture arrangements. The funds were used to reduce FCX and PT-FI bank debt.

     With the completion of definitive documentation, RTZ-CRA has (1) fully funded its $100 million exploration commitment, (2) reimbursed PT-FI for expansion capital expenditures previously incurred, (3) begun funding future expansion costs pursuant to the agreement, and
(4) become a 40 percent joint venture partner in PT-FI's current expansion project above its existing operations and, if RTZ-CRA elects to participate, in FCX's future development projects in Indonesia.

2.  CREDIT FACILITIES
In July 1996, the FCX and PT-FI credit facilities were amended to increase the availability under the FCX/PT-FI facility by $250 million to a combined total of $1 billion, lower the interest rates and release the collateral securing FCX's borrowing and FCX's guaranty. Consequently, PT-FI retains its $550 million facility ($250 million of additional borrowings available at October 21, 1996) and FCX and PT-FI now have a separate $450 million facility ($243 million of additional borrowings available at October 21, 1996). All other significant terms of the facilities were unaffected.

3.  INTEREST COSTS
Interest expense excludes capitalized interest of $6.9 million and $10.2 million in the third quarters of 1996 and 1995, respectively, and $22.1 million and $39.2 million in the first nine months of 1996 and 1995, respectively.

4.  RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first nine months of 1996 and 1995 was 3.7 to 1 and 5.8 to 1, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

5.   RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the 1996 presentation.

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

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Board of Directors and Stockholders of
Freeport-McMoRan Copper & Gold Inc.:

     We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware corporation) as of September 30, 1996, the related statements of income for the three and nine-month periods ended September 30, 1996 and 1995 and the related statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to the financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 1995, and the related statements of income, shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated January 23, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

ARTHUR ANDERSEN LLP

New Orleans, Louisiana
October 22, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
Freeport-McMoRan Copper & Gold Inc. (FCX) operates through its majority-owned subsidiaries P.T. Freeport Indonesia Company (PT-FI) and P.T. IRJA Eastern Minerals Corporation (Eastern Mining) and through Atlantic Copper Holding, S.A. (Atlantic), a wholly owned subsidiary. PT-FI's operations involve mineral exploration and development, mining and milling of ore containing copper, gold and silver in Irian Jaya, Indonesia and the marketing of concentrates containing these metals worldwide. PT-FI also has a 25 percent interest in a joint venture to construct and operate a copper smelter and refinery in Indonesia. Eastern Mining conducts mineral exploration activities in Irian Jaya. Atlantic, formerly Rio Tinto Minera, S.A., is engaged in the smelting and refining of copper concentrates in Spain.

     Summary comparative results for the third-quarter and nine-month periods follow (in millions, except per share amounts):

                       Third Quarter                   Nine Months
                  ------------------------      ------------------------
                     1996          1995            1996          1995
                  ----------    ----------      ----------    ----------
Revenues          $    474.7    $    469.8      $  1,287.4    $  1,300.1
Operating income       170.3         171.6a,b        387.5c        424.9b,d
Net income applicable
 to common stock        46.1          60.5a,b         97.6c        145.2b,d
Net income per
 common share           0.24          0.30a,b         0.50c         0.71b,d
Operating income (loss) by subsidiary:
  PT-FI           $    175.1    $    183.9      $    393.2    $    460.2
  Atlantic               2.4          (5.6)            2.7         (14.6)
  Eastern Mining           -           2.2               -          (3.9)
  Intercompany
   eliminations
   and other e          (7.2)         (8.9)           (8.4)        (16.8)
                  ----------    ----------      ----------    ----------
                  $    170.3    $    171.6      $    387.5    $    424.9
                  ==========    ==========      ==========    ==========

a. Includes a $6.0 million credit ($4.3 million to net income or $0.02 per share) for exploration costs incurred in the second quarter of 1995 and paid by The RTZ-CRA Group (RTZ-CRA).

b. Includes a $21.4 million noncash charge ($11.6 million to net income or $0.06 per share) for costs of stock appreciation rights caused by the increase in FCX's common stock price during the third quarter of 1995.

c. Includes charges totaling $17.4 million ($8.0 million to net income or $0.04 per share) consisting of $12.7 million for costs of stock appreciation rights caused by the increase in FCX's common stock price during the period, $3.0 million for costs related to a civil disturbance (discussed below) and $1.7 million ($1.2 million to production cost and $0.5 million to general and administrative expenses) for an early retirement program.

d. Includes a $12.5 million charge ($6.8 million to net income or $0.03 per share) for a materials and supplies inventory reserve adjustment in connection with the completion of PT-FI's 118,000 metric tons of ore per day (MTPD) expansion program.

e. Profit on PT-FI sales to Atlantic is not reflected in FCX's consolidated results until completion of the smelting and refining process. The increased level of PT-FI concentrate sales to Atlantic resulting from the expanded smelter capacity causes fluctuations in FCX's consolidated quarterly earnings because of the timing of the shipments and prices.

     FCX's revenues are derived primarily from the sale of copper concentrates, which contain significant amounts of gold and also silver by PT-FI, and the sale of copper anodes, cathodes and wire rod by Atlantic. FCX's 1996 revenues reflect higher PT-FI sales volumes, higher Atlantic revenues and significantly lower PT-FI copper realizations compared with the 1995 periods. Cost of sales for 1996 was affected by higher sales volumes and depreciation, while the nine-month 1995 period includes a materials and supplies inventory reserve adjustment. Exploration expenses reflect the May 1995 agreement with RTZ-CRA under which RTZ-CRA agreed to pay for certain exploration costs in areas covered by the PT-FI and Eastern Mining Contracts of Work (COWs). General and administrative expenses in the 1996 periods were considerably lower than the comparable 1995 periods because of the third-quarter 1995 expense for stock appreciation rights. Net income applicable to common stock for the 1996 periods was also reduced by higher interest expense. For the nine-month 1996 period, the provision for income taxes and minority interests in net income were lower primarily because of lower net income at PT-FI.

RESULTS OF OPERATIONS
PT-FI Financial Results. PT-FI's revenues for the third-quarter and nine-month period of 1996 were below the comparable 1995 periods. Higher sales volumes were offset by a decline in copper realizations from $1.24 per pound in the 1995 quarter to $0.97 per pound in the 1996 quarter, and higher treatment charges of $0.22 per pound in the 1996 quarter compared to $0.19 per pound in the 1995 quarter. Treatment charges increased because of higher rates negotiated with customers based on market conditions. Despite higher sales volumes, royalties were lower because of lower copper prices.

     PT-FI's revenues include net additions totaling $21.9 million for the 1996 quarter and $21.8 million for the 1996 nine-month period, compared with net reductions totaling $23.7 million for the 1995 quarter and $55.4 million for the 1995 nine-month period, recognized under PT-FI's copper price protection program. Third-quarter 1996 revenues include upward adjustments of $1.7 million on open copper sales from June 30, 1996, while nine-month 1996 revenues include
$8.1 million of net downward adjustments on open copper sales.   A
reconciliation of PT-FI revenues between the periods follows (in millions):

                                        Third Quarter     Nine Months
                                        ------------      -----------
Revenues -1995                            $    382.6      $  1,016.5
Increases (decreases):
    Sales volumes:
      Copper                                    33.7           133.1
      Gold                                      30.3           105.1
    Price realizations:
      Copper                                   (77.9)         (232.3)
      Gold                                       6.8            12.6
    Prior period adjustments                     2.9            (4.7)
    Treatment charges, royalties and other      (2.4)          (39.1)
                                          ----------      ----------
Revenues -1996                            $    376.0      $    991.2
                                          ==========      ==========

     A March 1996 civil disturbance, in which Irianese tribes people engaged in acts of vandalism to PT-FI property, resulted in an approximate three-day closure of the mine and mill as a precautionary measure. Full production was promptly restored after the Government of Indonesia (GOI) increased its military presence in the area. Concentrate shipments to customers were not interrupted. There have been no further disruptions since the March 1996 event. PT-FI and the GOI have launched a comprehensive economic and social development plan for the area around PT-FI's operations in a series of open meetings with the local indigenous leaders. The plan, which represents the culmination of many months of effort including extensive interviews with local indigenous people, had actually been completed several days prior to the civil disturbance. PT-FI has dedicated one percent of its revenues over the next ten years to fund the plan which will include establishing a job skill and vocational training center and the continued enhancement of direct benefits to those tribes whose original tribal lands have been impacted by PT-FI's operations. FCX believes that its historical commitment to the area, improved dialogue with the indigenous population, coordinated development activities with the GOI and the local people and increased military presence should serve to avoid future disruptions of mine and mill operations.

PT-FI Operating Results.
                               Third Quarter              Nine Months
                          ------------------------  ----------------------
                             1996          1995        1996        1995
                          ----------    ----------  ----------    --------
Ore milled (MTPD)            127,500       122,200     127,100     106,900
Copper grade (%)                1.37          1.32        1.31        1.31
Gold grade (grams per
 metric ton)                    1.52          1.28        1.45        1.32
Recovery rate (%)
    Copper                      83.3          86.8        83.5        85.1
    Gold                        77.1          78.1        75.7        74.7
Copper (000s of recoverable pounds)
  Production                 284,700       274,300     812,200     694,400
  Sales                      285,300       258,200     779,500     673,800
  Average realized price a      $.97         $1.24        $.96       $1.26
Gold (recoverable ounces)
  Production                 427,000       348,500   1,181,100     893,800
  Sales                      418,000       338,700   1,155,100     879,200
  Average realized price     $398.60       $382.27     $391.55     $380.67

Gross profit per pound of copper (cents):
Average realized price a        96.9         124.3        96.1       125.9
                               -----         -----       -----       -----
Production costs:
  Site production and
   delivery                     49.4          48.7        52.6b       55.0c
  Gold and silver credits      (59.2)        (51.4)      (58.6)      (50.7)
  Treatment charges             21.8          19.3        22.2        19.5
  Royalty on metals              1.5           4.4         3.0         4.3
                               -----       -------       -----     -------
    Cash production costs       13.5          21.0        19.2        28.1
  Depreciation and amortization 13.0          11.0        13.0        10.2
                                ----        ------        ----      ------
    Total production costs      26.5          32.0        32.2        38.3
                                ----        ------        ----      ------
Revenue adjustments d           (1.0)         (3.8)       (2.4)       (1.9)
                               -----       -------       -----     -------
Gross profit per pound
 of copper                      69.4          88.5        61.5        85.7
                                ====        ======        ====      ======

a.   Amounts were $0.88 for the 1996 quarter, $1.32 for the 1995 quarter, $0.92 for the 1996 nine-month period and $1.33 for the 1995 nine-month period before hedging adjustments.

b. Includes $4.2 million (0.5 cents per pound) for costs related to the civil disturbance and an early retirement program.

c. Excludes the $12.5 million (1.9 cents per pound) materials and supplies inventory reserve adjustment discussed earlier .

d. Reflects adjustments for prior period concentrate sales and amortization of the copper price protection program cost.

     Average mill throughput in the third quarter of 1996 was 4 percent higher than the 1995 third quarter. Cash production costs per pound of copper for the third-quarter and nine-month periods of 1996 were considerably lower than the comparable 1995 periods. Higher gold sales and realizations and higher gold and silver credits have resulted in lower unit cash production costs. The higher treatment charges reflect market conditions. Treatment charge rates for a significant portion of PT-FI's 1997 projected sales will be negotiated in the fourth quarter of 1996 based on current market conditions. As a result of a tight smelter market, treatment charges are expected to increase. Higher treatment charges, which negatively affect PT-FI, benefit Atlantic. With completion of Atlantic's expansion, the effect of an equivalent change in treatment charges on PT-FI and Atlantic would now largely offset in FCX's consolidated financial results, after taking into account income tax and minority interests. PT-FI's copper royalty rate varies from 1.5 percent, at a copper price of $0.90 or less, to 3.5 percent, at a copper price over $1.10, on copper net revenue (after freight costs, other selling costs and treatment charges); the gold and silver royalty rate is 1.0 percent.

     PT-FI's 1996 depreciation rate of 13.0 cents per pound of copper reflects depreciation for the expanded operations and the first phase of an enhanced infrastructure program (EIP). The EIP is designed to provide the infrastructure needed for PT-FI's current and anticipated expanded future operations, to enhance the living conditions of PT-FI's employees, and to develop and promote the growth of local and third party activities and enterprises in Irian Jaya. The third-quarter 1995 rate of 11.0 cents per pound did not include the EIP costs.

PT-FI Outlook and Price Protection Program. PT-FI has commitments from various parties, including Atlantic, to purchase virtually all of its expected fourth-quarter 1996 production and 1997 production at market prices. Sales for 1996 are estimated to total approximately
1.1 billion pounds of copper and 1.65 million ounces of gold. Strong fourth-quarter 1996 estimated copper and gold sales reflect the expectation of mining ore with higher than mine-life average grades.

     The significant decline in copper prices during 1996 increased the value of PT-FI's put option contracts which PT-FI had purchased under its price protection program to provide a floor price of $0.90 per pound for essentially all copper sales through the second quarter of 1997. During the third quarter, PT-FI sold all of its put option contracts covering approximately 1.2 billion pounds of copper for $97.2 million cash. As a result, PT-FI will report future copper revenues through June 30, 1997 at a higher price than realized under its copper concentrate sales contracts, but PT-FI no longer has a floor price on any of its copper sales. Through September 30, 1996, PT-FI recognized $30.0 million of additional copper revenues from the sale of its put option contracts. PT-FI will recognize additional copper revenues from the sale of put option contracts in the following amounts: $21.1 million in the fourth quarter of 1996, $23.0 million in the first quarter of 1997 and $23.1 million in the second quarter of 1997.

     PT-FI's concentrate sales agreements, with regard to copper, provide for provisional billings at the time of shipment with final settlement generally based on the average London Metals Exchange price for a specified future month. Copper revenues on provisionally priced "open" pounds are adjusted monthly based on then current prices. At September 30, 1996, copper sales totaling 316.5 million pounds, which were recorded at an average price of $0.88 per pound, remained to be finally priced. Approximately 80 percent of these "open" pounds are expected to be finally priced during the fourth quarter of 1996 with the remaining pounds to be priced during the first quarter of 1997.

Exploration Activities.    In September 1996, FCX announced that
drilling activities at the Kucing Liar prospect within the "Golden Triangle" at PT-FI's Ertsberg-Grasberg District have moved from the exploration phase to the delineation phase. Results to date confirm the continuity of extensive skarn-type copper/gold mineralization between drill holes. Underground drill sites are 50 to 135 meters apart allowing multiple holes, known as fans, to be drilled from each site across a portion of the 1.5 kilometer long Kucing Liar mineraliized zone which, based on current information, could represent a 250 million metric ton geologic resource at an average grade of greater than two percent copper equivalent. This high grade underground mineralization, in close proximity to the mill, could have a significant positive impact on the grade of the ore feed to and the economics of PT-FI's "fourth concentrator mill expansion." Geological mapping, sampling, geophysical surveying and drilling continued at the Wabu prospect as well as other targets within PT-FI's Block B area. Geologic work including drilling and geophysical surveying continued at Etna Bay in Block I and Block II. Reconnaissance mapping and sampling is scheduled to take place in Block III during the fourth quarter. No assurance can be given that any of these new areas contain commercially exploitable mineral deposits.

Atlantic Results.
                               Third Quarter                Nine Months
                          ------------------------    ---------------------
                             1996          1995           1996        1995
                          ----------    ----------    ----------  ---------
Revenues (in millions)        $200.1        $121.2        $569.1     $372.6
Concentrate treated
(metric tons)                220,900       117,100       586,400    291,400
Anode production
 (000s of pounds)            152,400        76,700       397,000    199,800
Cathode production
 (000s of pounds)            121,700        70,800       343,400    201,300

     Atlantic completed the expansion of its smelter from 150,000 to 270,000 metric tons of metal per year, reaching its full production capacity in June 1996. Atlantic reported higher revenues and cost of sales in the 1996 periods than the comparable 1995 periods because of increases in production from its newly expanded facilities. Additionally, shutdowns in the 1995 third quarter caused by a strike at an adjacent plant and for approximately half of the 1995 second quarter to tie-in expansion equipment and to perform maintenance turnarounds impacted 1995 results. Atlantic's third-quarter 1996 operating income totaled $2.4 million compared to a $5.6 million operating loss in the 1995 period. Atlantic is benefiting from higher volumes plus higher treatment and refining rates, $0.23 per pound in the third quarter of 1996 compared with $0.22 per pound in the third quarter of 1995.

     A portion of Atlantic's operating costs are paid with Spanish pesetas and certain assets and liabilities are denominated in Spanish pesetas. On an annual basis, a one peseta change in the U.S. dollar and Spanish peseta exchange rate results in an approximate $2 million change in FCX's annual net income before any hedging effects. Third-quarter and nine-month 1996 other income includes currency translation gains on Atlantic's net peseta liability position totaling $0.6 million and $8.2 million, respectively. Atlantic implemented a currency hedging program to reduce its operating cost exposure to changes in the U.S. dollar and Spanish peseta exchange rate. The program involves foreign currency contracts which provide hedges for approximately 80 percent of Atlantic's net peseta operating cost exposure through December 1997.

Other Financial Results. FCX reported a $5.7 million credit for exploration costs in the third-quarter of 1995 after reversing costs charged to expense in May and June 1995 that were reimbursed by RTZ-CRA. The FCX/RTZ-CRA joint venture incurred $9.8 million of exploration costs in the third quarter of 1996 as it aggressively explores its COW areas. These costs are not reflected as an expense in FCX's income statement because RTZ-CRA has funded $100 million for exploration costs beginning May 1995. Exploration costs in excess of RTZ-CRA's $100 million commitment, will be shared 60 percent by FCX and 40 percent by RTZ-CRA. Through September 1996, the joint venture had incurred $59.4 million of exploration costs covered by the RTZ-CRA funding.

     FCX's general and administrative expenses were $28.5 million for the third quarter of 1996 compared with $53.7 million in the 1995 period when FCX recorded a $21.4 million charge for costs of stock appreciation rights. Nine-month 1996 general and administrative expenses include charges of $12.7 million for costs of stock appreciation rights caused by the increase in FCX's common stock price.

     FCX's total interest cost (before capitalization) rose to $103.8 million for the nine-month 1996 period from $70.5 million in the 1995 period because of an increase in debt levels associated with the expansions and the FCX share purchase program. Because of the significant expansion projects at PT-FI and Atlantic, approximately 55 percent of interest costs were capitalized during the first nine-months of 1995. Only 21 percent of 1996 interest costs were capitalized because of completion of the expansions.

     FCX's effective tax rate was 46 percent for the first nine months of 1996 and 42 percent for the first nine months of 1995. PT-FI's COW provides a 35 percent income tax rate and a 15 percent withholding on dividends paid to FCX by PT-FI and on interest for debt incurred after the signing of the COW. The 15 percent withholding is expected to decline to 10 percent beginning in 1997 because of a new United States/Indonesia tax treaty. No income tax benefit is recorded for the losses at Atlantic, which is subject to taxation in Spain, because it has not generated taxable income in recent years.

CAPITAL RESOURCES AND LIQUIDITY
FCX's primary sources of cash inflows are operating cash flows and borrowings while its primary cash outflows include capital expenditures, dividends and stock purchases. Net cash provided by operating activities was $325.0 million for the first nine months of 1996, compared with $249.4 million for the 1995 period. Cash flow used in investing activities reflects a decrease in PT-FI capital expenditures associated with the completion of the 118,000 MTPD expansion in 1995. Atlantic expenditures reflect completion of the smelter expansion. Cash flow provided by financing activities totaled $10.6 million in 1996 compared with $253.1 million in 1995. Stock purchases and dividends increased in 1996.

Operating Activities. Lower copper realizations offset the benefits of higher sales volumes and resulted in lower net income in the 1996 period. The increase in depreciation and amortization primarily reflects the higher rate for the completed PT-FI expansion and first phase of the EIP. FCX recorded $97.2 million of unearned income for the proceeds realized on the sale of copper put option contracts in 1996 and recognized $30.0 million as income through September 30, 1996. Lower accounts receivable reflect the decline in copper realizations partially offset by $80.7 million recorded for exploration costs incurred since May 1995 and expansion costs which RTZ-CRA reimbursed in October 1996. Inventories have increased primarily because of materials purchased for the "fourth concentrator mill expansion." The decrease in accrued income taxes reflects the March 1996 payment on PT-FI's 1995 income tax liability and a smaller tax liability in 1996.

Investing Activities. FCX's capital expenditures have declined from $486.1 million in 1995 to $284.7 million in the 1996 period because of the completion of PT-FI's 118,000 MTPD expansion during the second quarter of 1995, the completion of Atlantic's smelter expansion during 1996 and the completion of the first phase of PT-FI's EIP during 1996. FCX's cash expenditures for capital in 1996 include approximately $60 million for costs incurred in 1995.

     PT-FI's fourth-quarter 1996 capital expenditures (other than for the "fourth concentrator mill expansion" discussed below), representing primarily mine and mill sustaining capital, will be funded by operating cash flow, FCX's and PT-FI's bank credit facilities ($493 million available at October 21, 1996) and other financing sources. As previously announced, FCX and RTZ-CRA have established the economic justification for a further expansion of PT-FI's facilities, subject to certain approvals. Engineering activities have begun on the expansion of PT-FI's Indonesian operations which are currently producing at a throughput rate of approximately 125,000 MTPD. The optimum rate following this "fourth concentrator mill expansion" is expected to be at least 190,000 to 200,000 MTPD and completion is expected in the second half of 1998. Costs for this expansion to achieve optimum throughput rates are expected to approximate $960 million, including approximately $300 million to construct a coal-fired power plant and related facilities. The new power plant facilities will not only provide the required power for the expanded operations but also improve the profitability of existing operations which currently use power generated by higher cost diesel fueled facilities. Pursuant to the joint venture arrangements, RTZ-CRA has agreed to provide up to $750 million for the expansion.

     Construction began in July 1996 on PT-FI's 25 percent-owned, 200,000 metric tons of metal per year copper smelter/refinery complex in Gresik, Indonesia. The estimated aggregate project cost, before working capital requirements, is approximately $600 million. The project will be financed with a $300 million non-recourse term loan and a $110 million working capital facility from a group of commercial banks. The remaining funding will be made pro-rata by PT-FI (25 percent) and Mitsubishi Materials Corporation (75 percent). PT-FI expects its 1996 cash investment in the smelter to total approximately $39 million, including approximately $11 million in the fourth quarter of 1996. Construction is expected to be completed by mid-1998 with full production capacity reached during the second half of 1998. Upon completion of the Gresik smelter and the PT-FI "fourth concentrator mill expansion," FCX anticipates that approximately 50 percent of PT-FI's annual concentrate production will be sold to Atlantic and the Gresik smelter at market prices.

     Atlantic received $29.5 million of grants from the Spanish government in the first nine months of 1996 for a total of $45.3 million through September 30, 1996. Atlantic expects to receive additional grants totaling more than $8 million in 1997. These grants are recorded as a reduction of capital expenditures and are contingent on Atlantic satisfying certain conditions.

Financing Activities. Net proceeds from debt totaled $432.0 million in the first nine months of 1996 while the 1995 period included $265.4 million of net proceeds from debt and $228.9 million of proceeds from infrastructure financing. In 1995, FCX announced an open market share purchase program for up to a total of 20 million shares of its Class A and Class B common shares representing approximately 10 percent of its shares outstanding. During the first nine months of 1996, FCX acquired
7.6 million of its shares for $221.0 million (an average of $29.25 per share). From inception of this program through September 30, 1996, FCX has purchased a total of 11.9 million shares for $328.3 million (an average of $27.64 per share). The timing of purchases is dependent upon many factors, including the price of common shares, the Company's business and financial position, and general economic and market conditions. During the nine-month 1995 period, FCX acquired 3.9 million of its shares for $84.7 million (an average of $21.48 per share). The increase in cash dividends paid on common stock results from the fourth-quarter 1995 increase in the regular quarterly dividend from $0.15 to $0.225 per share.

Political Risk Insurance. In September 1996, FCX notified the Overseas Private Investment Corporation (OPIC) and certain other issuers that it has elected to terminate all of its political risk insurance. FCX's termination of the insurance policies, which were acquired in 1990 and 1991, was a business decision made after a review of the relative costs and benefits of the insurance to FCX and its stockholders. Based on that review, FCX concluded that the potential benefits of such insurance, which provided a relatively small amount of coverage in relation to the value of FCX's Indonesian assets, no longer justify the cost in view of the maturity of FCX's mining project in Indonesia, the GOI's support of the project, and the GOI's record of economic stability and growth over the last thirty years.

                        ----------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a) The exhibits to this report are listed in the Exhibit Index appearing on Page E-1 hereof.

     (b) During the quarter for which this report is filed, the registrant filed three Current Reports on Form 8-K, dated September 18, 1996, September 11, 1996 and August 16, 1996, reporting information under Item 5.

                              SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              FREEPORT-McMoRan COPPER & GOLD INC.



                              By:  /s/ Michael A. Weaver
                                   -------------------------------
                                       Michael A. Weaver
                                    Controller-Financial Reporting
                                    (authorized signatory and
                                   Principal Accounting Officer)

Date:  November 7, 1996

                            EXHIBIT INDEX
                                                                 Sequentially
                                                                   Numbered
Number                   Description                                 Page
--------                 -----------                              -----------


4.1 Amendment dated as of July 15, 1996 to the Credit Agreement dated as of June 30, 1995 among Freeport-McMoRan Copper & Gold Inc. ("FCX"), P.T. Freeport Indonesia Company ("PT-FI"), the several financial institutions party thereto, Chemical Bank and The Chase Manhattan Bank (National Association) ("Chase") , as agents, and First Trust of New York, National Association ("First Trust"), as trustee and security agent.

4.2 Amendment dated as of July 15, 1996 to the Credit Agreement dated as of October 27, 1989, among FCX, PT-FI, the several financial institutions party thereto, Chemical Bank and Chase, as agents, and First Trust, as trustee and security agent.

11.1       Computation of Net Income per Common and Common Equivalent
           Share

27.1       Financial Data Schedule