Form 10-K405
period 1996-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 1997-03-28
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K
      (Mark One)
          x       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1996
                                         OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from .......... to ..........
                            Commission file number 1-9916

                         Freeport-McMoRan Copper & Gold Inc.
               (Exact name of registrant as specified in its charter)

                    Delaware                                74-2480931
          (State or other jurisdiction of                (I.R.S Employer
           incorporation or organization)               Indentification No.)


                   1615 Poydras Street
                   New Orleans, Louisiana                 70112
          (Address of principal executive offices)      (Zip Code)


        Registrant's telephone number, including area code:(504) 582-4000


             Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
           Title of each class                   on which registered
           -------------------                  ---------------------
    Class A Common Stock par value              New York Stock Exchange
     $0.10 per share
    Class B Common Stock par value              New York Stock Exchange
     $0.10 per share
    Depositary Shares representing              New York Stock Exchange
     0.05 shares of Step-Up
     Convertible Preferred Stock,
     par value $0.10 per share
    Depositary Shares representing              New York Stock Exchange
     0.05 shares of Gold-Denominated
     Preferred Stock, par value
     $0.10 per share
    Depositary Shares, Series II,               New York Stock Exchange
     representing 0.05 shares of Gold-
     Denominated Preferred Stock,
     Series II, par value $0.10 per share
    Depositary Shares representing              New York Stock Exchange
     0.025 shares of Silver-
     Denominated Preferred Stock,
     par value $0.10 per share
    9-3/4% Senior Notes due 2001 of             New York Stock Exchange
     P.T. ALatieF Freeport Finance
     Company B.V., guaranteed by the
     registrant

        Securities registered pursuant to Section 12(g) of the Act:  None

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes X  No
               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
          amendment to this Form 10-K.   X
               The aggregate market value of classes of voting stock (common and preferred) held by non-affiliates of the registrant on March 14, 1996 was approximately $5,766,600,000.
               On March 14, 1996 there were issued and outstanding 83,043,544 shares of Class A Common Stock and 117,616,548 shares of Class B Common Stock.

                         DOCUMENTS INCORPORATED BY REFERENCE

               Portions of the registrant's Annual Report to stockholders for the year ended December 31, 1996 are incorporated by reference into Parts II and IV of this Report and portions of the Proxy Statement dated March 20, 1997 submitted to the registrant's stockholders in connection with its 1997 Annual Meeting to be held on April 29, 1997 are incorporated by reference into Part III of this Report.

                                   [COVER]



                                  TABLE OF CONTENTS
                                                                        Page
          Part I
          Items 1. and 2. Business and Properties..........................1
          Item 3.   Legal Proceedings.....................................12
          Item 4.   Submission of Matters to a Vote of Security Holders...12
                    Executive Officers of the Registrant..................13

          Part II
          Item 5.   Market for Registrant's Common Equity
                    and Related Stockholder Matters.......................14
          Item 6.   Selected Financial Data...............................14
          Item 7.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..................14
          Item 8.   Financial Statements and Supplementary Data...........14
          Item 9.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure ..................14

          Part III
          Item 10.  Directors and Executive Officers of the Registrant....14
          Item 11.  Executive Compensation................................15
          Item 12.  Security Ownership of Certain Beneficial Owners
                    and Management........................................15
          Item 13.  Certain Relationships and Related Transactions........15

          Part IV
          Item 14.  Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K..............................................15

          Signatures.....................................................S-1

          Index to Financial Statements..................................F-1

          Report of Independent Public Accountants.......................F-1

          Exhibit Index..................................................E-1

                                [PAGE] i


                                        PART I

          Items 1. and 2.  Business and Properties.

          General

               Freeport-McMoRan Copper & Gold Inc., a Delaware corporation ("FCX" or the "Company"), is one of the world's largest copper and gold companies in terms of reserves and production, and believes that it has one of the lowest cost copper producing operations in the world, taking into account customary credits for related gold and silver production.

               FCX's principal operating subsidiary is P.T. Freeport Indonesia Company ("PT-FI"), a limited liability company organized under the laws of the Republic of Indonesia and domesticated in Delaware. PT-FI engages in the exploration for and development, mining and processing of ore containing copper, gold and silver in Irian Jaya, Indonesia pursuant to an agreement (a "Contract of Work" or "COW") with the government of the Republic of Indonesia (the "Indonesian Government") and in the worldwide marketing of concentrates containing those metals. FCX owns directly an 81.28% interest in PT-FI. Of the remaining 18.72%, 9.36% is owned by each of the Indonesian Government and P.T. Indocopper Investama Corporation, an Indonesian limited liability company ("PT-II"), in which FCX owns a 49% interest, giving FCX an aggregate 85.87% ownership interest in PT-FI. PT-FI's operations are located in the remote rugged highlands of the Sudirman Mountain Range in the province of Irian Jaya, Indonesia, located on the western half of the island of New Guinea. The PT-FI COW permits extensive exploration, mining and production activities in an original 24,700 acre area, referred to as "Block A," and an exploration area originally consisting of approximately 6.5 million acres referred to as "Block B." PT-FI's largest mine, Grasberg, was discovered in Block A in 1988 and contains the largest single gold reserve and one of the three largest open-pit copper reserves of any mine in the world. In 1996, FCX and The RTZ-CRA Group ("RTZ-CRA") established joint ventures pursuant to which RTZ-CRA will acquire an undivided 40% interest in future production expansions and certain development activities in the areas covered by the PT-FI COW.

               Through P.T. IRJA Eastern Minerals Corporation ("Eastern Mining"), FCX holds an additional COW in Irian Jaya originally covering an approximately 2.5 million acre exploration area. Eastern Mining was formed in 1994 for the purpose of acquiring, holding and developing the Eastern Mining COW. FCX owns 90% of the outstanding common stock of Eastern Mining through a wholly owned subsidiary, and the remaining 10% is owned by PT-II, giving FCX an aggregate 94.9% ownership interest in Eastern Mining. In 1996, FCX and RTZ-CRA established a joint venture pursuant to which RTZ-CRA will acquire an undivided 40% interest in certain development activities in areas covered by the Eastern Mining COW.

               In February 1997, subject to certain conditions described below, FCX agreed to acquire a 15% interest in two Indonesian companies that are expected to be granted COWs to explore and develop minerals in the Busang II and Busang III exploration areas in East Kalimantan, Indonesia. Each company will be owned 45% by BRE-X Minerals Ltd. ("BRE-X"), 40% by Indonesian interests, including the Indonesian Government, and 15% by FCX. The participants have appointed FCX as the operator of the Busang II and Busang III properties. FCX has agreed to provide 25% of the total estimated cost of delineating a proven reserve and constructing the initial Busang mine complex, up to $400  million.
           Additionally, FCX  has agreed  to arrange  up to  a $1.2  billion project financing commitment for the remaining estimated costs  of the initial Busang mine complex. The transactions are subject to the confirmation to the satisfaction of FCX of the existence of one or more commercially viable gold or other mineral resources, the receipt of COWs and other approvals from the Indonesian
          Government, the approval of a feasibility study by the commissioners and directors of the Indonesian companies to be formed to own the Busang II and Busang III COWs and the board of directors of FCX, and to certain other conditions. FCX has commenced a due diligence review of the Busang properties and on March 26, 1997, announced that it had drilled seven core holes within the Busang II project area to confirm the results of core holes previously drilled by BRE-X. To date, analyses of these cores, which remain incomplete, indicate insignificant amounts of gold. Representatives of BRE-X met with FCX's technical team in Jakarta, Indonesia on March 26, 1997, at which time all information available to FCX was presented to the BRE-X representatives. FCX was informed by BRE-X that, based on the recommendation of BRE-X's independent technical consultants, BRE-X was undertaking a review that includes drilling additional core holes in the Busang II area. In addition, BRE-X advised FCX that its independent technical consultants had informed BRE-X that there appears to be a strong possibility that the potential gold resources

                                       [PAGE] 1

          on the Busang project as previously reported by BRE-X have been overstated because of invalid samples and assaying of those samples.

               FCX is also engaged in the smelting and refining of copper concentrates in Spain through its indirect, wholly owned subsidiary, Atlantic Copper Holding, S.A. ("Atlantic"), formerly Rio Tinto Minera, S.A. Atlantic completed the expansion of its smelter from 150,000 to 270,000 metric tons of metal per year and
          reached full capacity in June 1996.   PT-FI also has a 25% joint
          venture interest in a copper smelter being constructed in Gresik, East Java, Indonesia having a design capacity of 200,000 metric tons of copper cathode per year. The smelter is expected to be fully operational during the second half of 1998 and it is anticipated that PT-FI will provide all of the smelter's copper concentrate.

          Republic of Indonesia

               The Republic of Indonesia consists of more than 17,000 islands stretching 3,000 miles along the equator from Malaysia to Australia and is the fourth most populous nation in the world with almost 200 million citizens. Following many years of Dutch colonial rule, Indonesia gained independence in 1945 and now has a presidential republic system of government in which parliamentary and presidential elections are held every five years. President Suharto, who assumed power in 1966 and is now 75, was re-elected in 1993 to a sixth consecutive five-year term.

               Maintaining a good relationship with the Indonesian Government is of particular importance to the Company because all of its mining operations are located in Indonesia. PT-FI's mining complex was Indonesia's first copper mining project and was the first major foreign investment in Indonesia following the economic development program instituted by the Suharto administration in 1967. PT-FI works closely with the central, provincial and local governments in development efforts in the vicinity of its operations. The Company's current mining operations in Indonesia are conducted through PT-FI by virtue of the PT-FI COW and through Eastern Mining by virtue of the Eastern Mining COW, both of which have 30-year terms, provide for two 10-year extensions under certain conditions, and govern PT-FI's and Eastern Mining's rights and obligations relating to taxes, exchange controls, repatriation and other matters. Both COWs were concluded pursuant to the 1967 Foreign Capital Investment Law, which expresses Indonesia's foreign investment policy and provides basic guarantees of remittance rights and protection against nationalization, a framework for economic incentives and basic rules regarding other rights and obligations of foreign investors.

               PT-FI's current mining operations are located in the Indonesian province of Irian Jaya, which occupies the western half of the island of New Guinea and became part of Indonesia during the early 1960s. The area surrounding PT-FI's mining development is sparsely populated by primitive local tribes and former residents of more populous areas of Indonesia, some of whom have resettled in Irian Jaya under the Indonesian Government's transmigration program. Certain members of the local population oppose Indonesian rule over Irian Jaya, and several small separatist groups seek political independence for the province. Sporadic attacks on civilians by the separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military have led to allegations of human rights violations. PT-FI personnel have not been involved in those conflicts. The Indonesian military occasionally has exercised its right to appropriate transportation and other equipment of PT-FI to use in its security operations.

               PT-FI's policy has been to operate in Irian Jaya in compliance with all Indonesian laws and in a manner that improves the lives of the local population. PT-FI incurs significant costs associated with its social and cultural activities. Such activities include comprehensive job training programs, basic education programs, extensive malaria control and several public health programs, agricultural assistance programs, a business incubator program to encourage the local people to establish their own small scale businesses, cultural preservation programs, and charitable donations. In March 1996, there were disturbances in the mining town of Tembagapura and the lowlands town of Timika in which area tribesmen engaged in acts of vandalism that resulted in approximately $3 million of damage to Company property and a three-day closure of PT-FI's mine and mill as a precautionary measure. Concentrate shipments to customers were not interrupted and there have been no further disruptions since the March 1996 event. Following these disturbances and as a result of subsequent meetings with tribal leaders, the Company, in cooperation with the Indonesian Government, agreed to redistribute and refocus its community development programs by dedicating 1% of PT-FI's annual revenues over the next ten years to fund these activities and, among other things, to increase the number of local Irianese in its work force. The Indonesian Government agreed as part of its development efforts in Irian Jaya to create an integrated development plan calling for the participation of the local tribes in the creation and administration of community development projects

                                 [PAGE] 2

          funded by  the Company.   While management believes  that
          its efforts to be responsive to the issues relating to the impact of its operations on the local tribes should serve to avoid further disruptions of mining operations, social and political instability in the area may, in the future, have an adverse impact on PT-FI's mining operations.

               As described under "Environmental Matters," the Company has elected to terminate all political risk insurance.

          Contracts of Work

               The PT-FI COW covers  both Block A, which was originally  the subject of a 1967 COW between PT-FI's predecessor and the Indonesian Government, and Block B, to which PT-FI gained rights in 1991. The initial term of the PT-FI COW expires in December 2021 with provisions for two 10-year extensions under certain conditions. Pursuant to the PT-FI COW, PT-FI is required to relinquish its rights to portions of Block B in amounts equal to 25% of the original 6.5 million acres at the end of each of three specified periods during a span of four to seven years, depending on extensions requested by PT-FI and granted by the Indonesian Government. The acreage to be released is determined by PT-FI and need not be contiguous. PT-FI relinquished approximately 1.7 million acres in December 1994 and approximately 1.6 million acres in December 1995. The final 25% relinquishment will occur no later than December 1998 depending on extensions requested by PT-FI and granted by the Indonesian Government. In order to determine which acreage to relinquish pursuant to these requirements, PT-FI has conducted an active exploration program since 1989, focusing on what PT-FI believes to be the most promising exploration opportunities in Block B.

               In  August  1994, Eastern  Mining  was  granted  the  Eastern
          Mining COW originally covering approximately 2.5 million acres in three separate blocks. The Eastern Mining COW provides for a four-to-seven year exploratory term and a 30-year term for actual mining operations with provisions for two 10-year extensions under certain conditions. Like the PT-FI COW, the Eastern Mining COW requires Eastern Mining to relinquish its right to portions of the Eastern Mining COW area determined by Eastern Mining in amounts equal to 25% of the original approximately 2.5 million acres at the end of each of three specified periods. The first relinquishment, of approximately 0.7 million acres, occurred in August 1996. Eastern Mining must relinquish an additional 1.2 million acres in two approximately equal installments no later than August 1998 and August 2001.

          Ore Reserves

               All of  PT-FI's proved and  probable reserves, including  the
          Grasberg deposit, lie within Block A. In 1996, PT-FI increased its proved and probable reserves by approximately 161 million metric tons of ore. As a result, PT-FI's total estimated proved and probable recoverable reserves as of December 31, 1996 increased over the December 31, 1995 level, net of 1996 production, by 2.9 billion pounds of copper (7%), 3.2 million ounces of gold (6%) and 7.6 million ounces of silver (7%). PT-FI's estimated proved and probable recoverable reserves, on a 100% basis, as of December 31, 1996 were 43.2 billion pounds of copper,
          55.3 million ounces of gold and 118.7 million ounces of silver. Under its agreements with RTZ-CRA, PT-FI is entitled to receive specified quantities of copper, gold and silver produced annually from the first 118,000 MTPD of ore mined each year through approximately 2021. Upon completion of the ongoing expansion, RTZ-CRA will be entitled to receive, with limited exceptions, 40% of any production in excess of these amounts produced within the PT-FI COW and Eastern Mining COW areas pursuant to the joint ventures described under "Exploration."

               Of the increase in proved and probable reserves in 1996, approximately one-half resulted from initial delineation drilling at the Kucing Liar ore body. As of December 31, 1996, the Kucing Liar deposit contained 82.3 million metric tons of proved and probable ore reserves at an average grade of 1.28% copper, 1.42 grams of gold per metric ton and 3.14 grams of silver per metric ton.

               The Grasberg deposit contains the largest single gold reserve and is one of the three largest open-pit copper reserves of any mine in the world. The Grasberg deposit contains combined open pit and underground proved and probable ore reserves as of December 31, 1996 of 1.73 billion metric tons at an average grade of 1.13% copper, 1.22 grams of gold per metric ton and 3.21 grams of silver per metric ton.

                                     [PAGE] 3

               The Company's reserves as of December 31, 1995 and 1996 included herein have been verified by Independent Mining Consultants, Inc., and such reserve information has been included herein in reliance upon the authority of such firm as experts in mining, geology and reserve determination. See "Cautionary Statement."

          Mining Operations

               Mines in Production. PT-FI currently has two mines in operation: the Grasberg and the Intermediate Ore Zone (the "IOZ"), both within Block A. Open pit mining of the Grasberg ore body commenced in January 1990, and in 1996 the Grasberg mine output totaled approximately 42.4 million metric tons of ore, providing approximately 92% percent of PT-FI's total ore production in 1996. The IOZ is an underground block cave operation that came into production in the first half of 1994. The production level is at the 3,550 meter elevation level, approximately 150 meters below the Ertsberg East deposit, which was depleted in the second half of 1994. In 1996, output from the IOZ mine totaled approximately
          3.7 million metric tons of ore.

               Mines in Development. Four other significant ore bodies, referred to as the Deep Ore Zone ("DOZ"), the DOM, the Big Gossan and Kucing Liar are located in Block A. These ore bodies are currently at various stages of development, and are carried as proved and probable reserves. See "Cautionary Statement."

               The DOZ ore body lies vertically below the IOZ. Initial production from the DOZ ore body commenced in 1989 but was suspended in favor of production from the Grasberg deposit. Production is anticipated to recommence as the overlying IOZ reserve is depleted.

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

               The Kucing Liar ore body lies on the southern flank of and underneath the southern portion of the Grasberg open pit. The Kucing Liar ore body as indicated by drilling, is an extensive skarn-type copper and gold mineralization that, based on current information, could represent as much as a 250 million metric ton geologic resource at an average grade of greater than 2% copper equivalent.

               The Big Gossan ore body is located approximately 1,000 meters southwest of the original Ertsberg deposit. Initial underground development of the ore body began in 1993 when tunnels were driven from the mill area into the ore zone at the 2,900 meter elevation level. A variety of stopping methods will be used to mine the deposit, with production expected to commence as other underground mines are depleted.

          Exploration

               In addition to continued delineation of the Grasberg deposit and other deposits discussed under "Ore Reserves" and "Mining Operations," PT-FI is continuing its exploration program within Block A. The Company's continuing exploration of areas underneath and around the Grasberg complex has also intersected the fringes of "heavy sulfide" skarn-type mineralization that the Company believes may surround the Grasberg complex. As the Amole adit progresses into the Grasberg ore body, additional exploration drilling will be conducted to test the western and northern flanks of the Grasberg complex for Kucing Liar type mineralization as well as for "heavy sulfide" skarn-type mineralization around the fringes of the Grasberg ore body. Drilling in Lembah Tembaga, approximately one kilometer southwest of the Grasberg deposit, has identified an inferred resource that may contain up to 100 million metric tons with an average grade of approximately 1.25% copper and 0.5 grams of gold per metric ton. Exploration drilling continues at other targets including the IOZ/DOZ Extensions, Guru East, Idenberg, West Grasberg, DOM-SE and Kay, while surface geological evaluations continue to develop targets at the South Wanagon, Zaagkam Ridge, VN and Wanagon prospects.

               Exploration of Block B has indicated more than 70 exploration targets, and follow-up exploration of these anomalies is now in progress. PT-FI has focused its Block B drilling in an area 35 kilometers north of the Grasberg deposit at a prospect called Wabu, which lies within the Hitalipa District. Although the area requires additional

                               [PAGE] 4

          exploratory drilling,  initial  results
          indicate a large mineralized district that covers approximately 75,000 acres, as compared to the original 24,700-acre Block A. Because of its size and number of geologic leads, the Hitalipa District is likely to be explored for many years. Drilling results are being interpreted, and no assurance can be given that any of these new areas contain commercially exploitable mineral deposits.

               Aggregate 1996 exploration expenditures within the PT-FI COW and Eastern Mining COW areas were $39.2 million. These costs are not reflected as an expense in the Company's income statement because RTZ-CRA has funded its $100 million commitment for exploration costs. Exploration costs in excess of RTZ-CRA's $100 million commitment will be shared 60% by FCX and 40% by RTZ-CRA. Through 1996, the joint venture had incurred approximately $70 million of exploration costs covered by the RTZ-CRA funding, including $17.8 million in Block A, $27.5 million in Block B and $24.7 million in the Eastern Mining COW area.

          Milling and Production

               The ore from PT-FI's mines moves by a conveyor system to a series of ore passes through which it drops to the mill complex located at approximately 2,900 meters above sea level. At the mill, the ore is crushed and ground and mixed in tanks with water and small amounts of chemical reagents where it is continuously agitated with air. During this physical separation process, copper-bearing particles rise to the top of the tanks and are collected and thickened. The concentrate leaves the mill complex as a thickened concentrate slurry, consisting of approximately 65% solids by weight, and is pumped through two 115 kilometer pipelines to the port site facility at Amamapare where it is filtered, dried and stored for shipping. Ships are loaded at dock facilities at the port until they draw their maximum water, then move to deeper water, where loading is completed from shuttling barges.

               In 1996, FCX produced 1.12 billion pounds of copper, approximately 14% more than in 1995, and 1,695,200 ounces of gold, approximately 29% more than in 1995, resulting from record average ore throughput of 127,400 MTPD, as compared to an average of 111,900 MTPD for 1995. Average cash production costs in 1996, net of customary gold and silver credits, were $0.168 per pound of copper, 30% less than the comparable 1995 average.

               During 1996, recovery rates averaged 83.8% of the copper content, 77.1% of the gold content and 64.6% of the silver content of the ore processed, compared to 85.0%, 74.3% and 63.2%, respectively, during 1995.

               FCX  and  RTZ-CRA have  begun  construction  on  the  "fourth concentrator mill expansion" of PT-FI's facilities. The optimum rate following the expansion is expected to be at least 190,000-200,000 MTPD, which will be subject to the approval of the Indonesian Government. Completion is expected during mid-1998. Costs for the expansion are expected to approximate $960 million, including both working capital and $300 million for a coal-fired power plant and related facilities. The new power facilities are expected to be sold in 1998 to the joint venture that owns the assets that presently provide electricity to PT-FI. Following commencement of concentrate production from PT-FI's expanded mining and milling capacity financed by RTZ-CRA, RTZ-CRA will have a 40% interest in future production exceeding specified annual amounts of copper, gold and silver estimated to be produced from the first 118,000 MTPD of ore mined each year through approximately 2021. To finance the expansion, subsidiaries of
          RTZ-CRA will provide up to $750 million for defined costs, of which 40% will be funded directly and 60% will be loaned to PT-FI on a nonrecourse basis. The parties will share incremental cash flow attributable to such expansion projects on the basis of 60% to PT-FI and 40% to RTZ-CRA. PT-FI will assign to RTZ-CRA its interest in such incremental cash flow until RTZ-CRA has received an amount of funds from such assigned interest equal to the funds lent to PT-FI plus interest based on RTZ-CRA's cost of borrowing. In 1996, RTZ-CRA funded $125.6 million of expansion costs ($75.4 million of which was loaned to PT-FI).

          Gresik Smelter

               In July 1996, construction commenced on a copper smelter in Gresik, East Java, Indonesia having a design capacity of 200,000 metric tons of copper cathode per year. PT-FI, Mitsubishi Materials Corporation ("Mitsubishi Materials"), Mitsubishi Corporation ("Mitsubishi") and Nippon Mining & Metals Co., Ltd. ("Nippon") own 25%, 60.5%, 9.5% and 5% interests, respectively, in the smelter. The estimated aggregate project cost, before working capital requirements, is approximately $625 million. The joint venture has a $300 million nonrecourse term loan and a $110 million working capital facility with a group of banks. The remainder of the required funding will be provided by PT-FI,

                                  [PAGE] 5

          Mitsubishi Materials, Mitsubishi and Nippon in accordance with their interests. Construction is expected to be completed in mid-1998 and the smelter is expected to be fully operational during the second half of 1998. It is anticipated that PT-FI will provide all of the smelter's copper concentrate requirements at market rates subject to a floor during the first 15 years of operations. PT-FI has also agreed to assign, if necessary, its share of any dividends from the joint venture to support a 13% annual return to Mitsubishi Materials, Mitsubishi and Nippon for the first 20 years of commercial operations.

          Infrastructure Improvements

               The location of PT-FI's current operations in a remote area requires that such operations be virtually self-sufficient. In addition to the mining facilities described above, the facilities originally constructed by or with the participation of PT-FI include an airport, a port, a 119 kilometer road, an aerial tramway, a hospital and two town sites with housing, schools and other facilities sufficient to support more than 17,000 persons.

               In 1996, PT-FI completed the first phase of the Enhanced Infrastructure Program ("EIP"), which includes various residential, community and commercial facilities. The EIP is designed to provide the infrastructure needed for PT-FI's operations, to enhance the living conditions of PT-FI's employees, and to develop and promote the growth of local and other third party activities and enterprises in Irian Jaya. The full EIP includes plans for various commercial, residential, educational, retail, medical, recreational, environmental and other infrastructure facilities to be constructed over a ten-to-twenty year period. The facilities constructed through the EIP have been and are expected to continue to be developed by PT-FI through joint ventures or direct ownership involving local Indonesian interests and other investors. In 1996, the Company also dedicated 1% of PT-FI's annual revenues over the next ten years to continue related initiatives as part of the Indonesian Government's integrated development plan for continuing community development projects.

          Marketing

               PT-FI supplies copper concentrates, which contain significant quantities of gold and silver, primarily to Asian and European smelters and international trading companies. All of PT-FI's concentrate sales are made in United States dollars. Substantially all of PT-FI's budgeted production of copper concentrates is sold under long-term contracts, pursuant to which the selling price is based on world metals prices (generally the London Metal Exchange ("LME") settlement prices for Grade A copper) less certain allowances. Under these contracts, initial billing occurs at the time of shipment and final settlement on the copper portion generally occurs three months after arrival based on average LME prices for that month. Gold generally is sold at the London Bullion Market Association average price for the month of shipment. Revenues from concentrate sales are recorded net of royalties, treatment and refining costs and the impact of derivative financial instruments, if any, used to hedge against risks from copper and gold price fluctuations. Per unit royalty payments to the Indonesian Government increase with increased copper values and range from 1.5% to 3.5% of copper prices at the time of shipment, net of delivery costs and treatment and refining charges. A 1% royalty is paid to the Indonesian Government on gold and silver sales. Treatment and refining costs represent payments to smelters and refiners and are either fixed or in certain cases float with the price of copper. A small portion of PT-FI's budgeted production of copper concentrates, and any production in excess of budgeted amounts, is sold in the spot market. See "Cautionary Statement."

               PT-FI has obtained commitments, including commitments from Atlantic, for essentially all of its expected 1997 concentrate sales, which are currently estimated to yield approximately 1.1 billion pounds of copper and 1.65 million ounces of gold. 1997 sales are anticipated to reflect management's expectation of producing higher than mine life average grades during the year; however, first-quarter 1997 production will be adversely affected by the anticipated mining of lower grade ore. In addition, at December 31, 1996, copper sales totaling 301.2 million pounds, which were recorded in 1996 at an average price of $0.96 per pound, remained to be contractually priced and are subject to price adjustments during 1997.

               Approximately 12% and 25% of PT-FI's total concentrate  sales in 1995 and 1996, respectively, were to Atlantic. PT-FI has a long-term contract to provide Atlantic with approximately 50% of its copper concentrate requirements at market prices. Upon completion of the Gresik smelter discussed under "Gresik Smelter," FCX anticipates that approximately 25% of PT-FI's copper concentrates (based upon assumed production of 190,000 MTPD) will be sold to the Gresik smelter at market prices.

                                   [PAGE] 6

          Competition

               PT-FI competes with other mining companies in the sale of its mineral concentrates and the recruitment and retention of qualified personnel. Some competing companies possess financial resources equal to or greater than those of PT-FI. Management believes, however, that PT-FI is one of the lowest cost copper producers in the world, taking into account credits for related gold and silver production.

          Environmental Matters

               Mining operations on the scale of PT-FI's operations in Irian Jaya involve significant environmental challenges, primarily related to the disposition of tailings, which are the crushed and ground rock material resulting from the physical separation of commercially valuable minerals from the ore. The Company has an extensive, ongoing management system for the disposal of tailings in connection with discharging them into a river system downstream from its milling operations. In January 1997, PT-FI completed a levee system, as part of its Indonesian Government-approved Tailings and River Management Plan, to minimize the impact of the tailings on the environment by containing them in a controlled deposition area that ultimately will be reclaimed and revegetated.

               The Company also has performed an environmental impact assessment of a proposed production expansion of mining and milling operations to 160,000 MTPD and related infrastructure improvements. The assessment was conducted, and the management and monitoring plans were developed, by a team of independent environmental experts and were approved by the Indonesian Government. The Indonesian Government's approval process for the management and monitoring plans was challenged by an Indonesian environmental activist group in early 1995, but an Indonesian administrative court ruled against the challenge in October 1995, and the ruling is now on appeal. Management believes that the challenge is without merit and will have no material effect upon FCX, PT-FI or any of their respective assets or operations. The Company and RTZ-CRA have commenced construction activities in connection with the expansion to 160,000 MTPD and have commenced activities in connection with the further expansion to at least 190,000-200,000 MTPD, which will require a separate environmental impact assessment, environmental management plan and environmental monitoring plan, as well as Indonesian Governmental approval. Management believes that all necessary approvals can be obtained although no assurance can be given that such approvals will be granted on acceptable terms or at all.

               Management believes that PT-FI operations are being conducted pursuant to all necessary permits and in compliance in all material respects with applicable Indonesian environmental laws, rules and regulations. Management also believes that its current operations have not had, and that its expanded operation will not have, a significant adverse impact on the environment. However, in the last two years various groups have expressed heightened concerns about the environmental impact of PT-FI's operations, and in October 1995, the Overseas Private Investment Corporation ("OPIC"), a quasi-governmental agency of the United States, sought to terminate the Company's $100 million political risk insurance, citing, among other things, environmental concerns about PT-FI's expanded operations. The Company believed that there was neither a factual nor a legal basis for OPIC's action, and the matter was submitted to arbitration even though the availability of the insurance is not financially material to the Company. In April 1996, the Company and OPIC agreed to terminate the arbitration proceedings. As part of this settlement, OPIC agreed to reinstate the political risk insurance until December 31, 1996, and the Company agreed to create a trust fund that it will manage to finance environmental reclamation initiatives. The Company will make annual contributions to the trust fund accumulating to a total of $100 million at the end of mining operations. In September 1996, FCX notified OPIC and certain other insurers that it elected to terminate all of its political risk insurance.

               In 1995, PT-FI participated in an independent environmental audit of its Irian Jaya operations under a program monitored by the Indonesian Government. The environmental audit report was released in April 1996 and included a total of 33 recommendations, 22 of which have already been implemented or are in the process of being implemented by PT-FI and 11 of which are under various phases of study. PT-FI is committed to carrying out the full scope of the recommendations from the audit and all are expected to be implemented by the end of 1997. The audit team identified the disposal of tailings as the most critical environmental issue facing PT-FI, requiring significant study, engineering and monitoring over the life of the mine. The audit concluded that PT-FI's Tailings and River Management Plan represented

                                  [PAGE] 7

          the most suitable option for tailings disposal considering the engineering and environmental challenges in Irian Jaya. The audit also confirmed that the tailings from PT-FI's mining operations are non-toxic, the mining operations do not pose any significant risk to Irian Jaya's bio-diversity and PT-FI's operations are being conducted in all material respects in compliance with applicable
          Indonesian environmental  laws,  rules  and  regulations.    PT-FI
          intends to implement a program of independent external audits and continue its internal audits through the life of its mining operations so that PT-FI's environmental management and monitoring programs remain sound to ensure compliance in all material respects with applicable Indonesian environmental laws, rules and regulations and to preserve and protect the environment in its area of operations.

               In 1995, PT-FI also began to participate in an independent social/cultural audit of its Irian Jaya operations under a program monitored by the Indonesian Government. The audit is being conducted by Labatt Anderson, which is an internationally recognized consulting firm based in the United States. The social/cultural audit is continuing, but the interim results were submitted to the Indonesian Government in the second quarter of 1996. Labatt Anderson made 17 recommendations in its interim report, all of which had previously been implemented by PT-FI or have been implemented since the interim report was submitted.

               Management believes that Atlantic's facilities and operations are in compliance in all material respects with all applicable Spanish environmental laws, rules and regulations. Atlantic recently completed modifications to and expanded its sulfuric acid plants, which has resulted in significant reductions in air emissions. In addition, Atlantic expects to realize significant additional environmental improvements upon completion of other projects currently under way.

               The Indonesian and Spanish governments may periodically revise their environmental laws and regulations or adopt new ones, and the effects on the Company's operations of new or revised regulations cannot be predicted.

               The Company has expended significant resources, both financial and managerial, to comply with environmental regulations and permitting and approval requirements, and anticipates that it will continue to do so in the future. There can be no assurance that additional significant costs and liabilities will not be incurred to comply with such current and future regulations or that such regulations will not have a material effect on the Company's operations. See "Cautionary Statement."

          Sale of PT-II Stock

               PT Nusamba Mineral Industri ("Nusamba"), a special purpose subsidiary of PT Nusantara Ampera Bakti, acquired in March 1997 approximately 51% of the capital stock of PT-II not owned by FCX. Nusamba financed $254 million of the $315 million purchase price with a commercial loan. FCX has agreed that if Nusamba defaults on the loan, FCX will purchase the PT-II stock or the lenders' interest in the commercial loan for the amount then due by Nusamba under the loan. FCX also agreed to lend to Nusamba any amounts to cover any differences between the interest payments due on the commercial loan and the dividends received by Nusamba from PT-II.

          Distribution of FCX Class B Common Stock

               Until  mid-1995,  FCX  was  a  majority-owned  subsidiary  of
          Freeport-McMoRan Inc. ("FTX"). In July 1995, FTX's Board of Directors declared and paid a distribution to holders of its common stock of all of the shares of FCX Class B Common Stock owned by FTX. Prior to the distribution, the FCX stockholders approved changes to FCX's capital structure and voting rights that, among other things, provided holders of FCX Class B Common Stock with the right to elect 80% of the FCX directors and provided holders of FCX Class A Common Stock and holders of FCX preferred stock, voting together, with the right to elect the balance of such directors. Except for voting rights, the two classes of FCX common stock are identical. The distribution was the final step in a restructuring of FTX, as a result of which FTX no longer owns any interest in FCX.

               In order to ensure the tax free nature of the distribution of FCX Class B Common Stock, FCX has agreed that, unless it obtains an opinion of tax counsel or supplemental letter ruling from the Internal Revenue Service that the tax free nature of the distribution would not be adversely affected, (a) until July 17, 2000 it will not initiate or support any action that would change the manner in which its directors are elected and (b) until July 17, 1997 it will (i) not issue any shares

                                          [PAGE] 8

          of  any  class  of
          preferred stock that would not entitle its holders to vote together with the Class A Common Stock and the existing classes of preferred stock in the election of directors, (ii) not dispose of any PT-FI common stock, subordinated promissory notes or production payment loans held by FCX on July 17, 1995, (iii) take no affirmative step to merge, liquidate or, except in the ordinary course of business, sell any of its assets, (iv) use its best efforts to cause PT-FI to remain the operator under the PT-FI COW and continue its business in a substantially unchanged manner, or
          (v) subject to certain permitted conditions, not redeem or reacquire shares of Class B Common Stock.

          Employees of PT-FI and Relationship with FM Services Company

               As of December 31, 1996, PT-FI had approximately 8,300 employees (approximately 96% Indonesian). In addition, as of December 31, 1996, PT-FI had approximately 8,100 contract workers, most of whom were Indonesian. Approximately 51% of PT-FI's Indonesian employees are members of the All Indonesia Workers' Union, which operates under Indonesian Government supervision and is party to a labor agreement covering PT-FI's hourly-paid Indonesian employees that expires on September 30, 1997. Other than the work stoppage to March, as described under "Republic of Indonesia," PT-FI experienced no work stoppages in 1996, and relations with the union have generally been good. As of December 31, 1996, Atlantic had approximately 775 employees, of which approximately 82% are covered by union contracts. Atlantic experienced no work stoppages in 1996 and relations with these unions have also generally been good.

               Prior to January 1, 1996, FCX had no employees. Until mid-1995, FCX was a majority-owned subsidiary of FTX, and in order to permit United States citizens engaged full time in PT-FI's and Atlantic's businesses to participate in FTX's employee benefit plans, such persons were employed by a United States subsidiary of FTX. Prior to January 1, 1996, FCX, PT-FI and FTX were parties to a Management Services Agreement (the "Management Agreement") pursuant to which FTX furnished executive, administrative, financial, accounting, legal, tax, sales and similar services to FCX and PT-FI. Since January 1, 1996, with limited exceptions, former employees of FTX engaged full-time in the business of FCX, PT-FI or Atlantic have become employees of FCX, and former employees of FTX providing the services formerly provided by FTX under the Management Agreement have become employees of FM Services Company, a Delaware corporation 50% owned by each of FTX and FCX ("FMS"). Since January 1, 1996, FMS has furnished services to FCX similar to those historically provided by FTX to FCX. FCX reimburses FMS, at its cost, including allocated overhead, for such services on a monthly basis.

          Cautionary Statement

               This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this report, including, without limitation, the statements under the headings "Business and Properties," "Market for Registrant's Common Equity and Related Stockholder Matters," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding FCX's financial position and liquidity, payment of dividends, FCX's strategic growth initiatives, future capital needs, development and capital expenditures (including the amount and nature thereof), exploration efforts, reserve estimates and additions, production levels, business strategies, and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below and in the Company's other filings with the Securities and Exchange Commission, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance, and the actual results or developments may differ materially from those projected, predicted or assumed in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to FCX or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Important factors that could cause actual results to differ materially include, among others:

               .    Fluctuations in the market prices of copper and gold

                                      [PAGE] 9

               .    The political,  social  and  economic  risks  associated
                    with operations in Indonesia, Spain and other  countries
                    where FCX may conduct operations
               .    General  domestic   and   international   economic   and
                    political conditions
               .    Fluctuations  in   foreign   currency   exchange   rates
                    (particularly the Spanish peseta and Indonesian rupiah)
               .    The availability  of smelting  capacity in  relation  to
                    the worldwide supply  of concentrates,  and the  ability
                    of FCX to retain and obtain favorable concentrate  sales
                    contracts with customers
               .    Unexpected  geological  conditions  or  rock   stability
                    conditions  resulting  in  cave-ins,  floodings,   rock-
                    bursts or rock slides
               .    Difficulties   associated    with    managing    complex
                    operations in a remote and rugged mountainous area
               .    Unanticipated declines  in  the average  grades  of  ore
                    mined
               .    Unanticipated milling and other processing problems
               .    The speculative nature of mineral exploration
               .    Environmental risks
               .    Changes in  laws and  government regulations,  including
                    those relating to taxes and the environment
               .    The availability  and  timing of  receipt  of  necessary
                    governmental   permits   and   approvals   relating   to
                    operations, expansion  of operations,  and financing  of
                    operations
               .    Difficulties  in  reaching   agreements,  or   resolving
                    disputes,  with  joint   venture  partners,   government
                    officials, suppliers or customers
               .    Fluctuations  in  interest   rates  and  other   adverse
                    financial market conditions
               .    Other unanticipated difficulties in obtaining  necessary
                    financing
               .    The failure  of equipment  or  processes to  operate  in
                    accordance with specifications or expectations
               .    Labor relations
               .    Accidents
               .    Unusual weather or operating conditions
               .    Force majeure events
               .    Other risk factors described from time to time in  FCX's
                    filings with the Securities and Exchange Commission

               Many of these factors are beyond FCX's ability to control or predict. Investors are cautioned not to place undue reliance on forward-looking statements. FCX disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events or otherwise.

               A more detailed discussion of certain of the foregoing factors follows.

               Prices of Minerals. Because FCX's revenues are derived primarily from the sale of concentrates containing copper and gold, FCX's earnings are directly related to market prices for copper and gold. Prices for such minerals historically have fluctuated widely and are affected by numerous factors beyond FCX's control.

               Location and Industry Risks. PT-FI's mining operations are located in steeply mountainous terrain in a very remote area of Indonesia, which makes the conduct of its operations difficult and has required PT-FI to overcome special engineering difficulties and develop extensive infrastructure facilities. The area is subject to considerable rainfall, which has led to periodic floods and mud slides. The mine site is also in an active seismic area, and earth tremors have been experienced from time to time. PT-FI also is subject to the usual risks encountered in the mining industry, including unexpected geological conditions resulting in cave-ins, floodings and rock-bursts and unexpected changes in rock stability conditions. None of these factors have caused any significant interruptions to production or significant property damage, although no assurance can be given that delays or damage will not occur in the future. PT-FI has substantial insurance involving such amounts and types of coverage as it believes are appropriate for its exploration, development, mining and processing activities in Indonesia.

               Political Factors.   Maintaining a good working  relationship
          with the Indonesian Government is of particular importance to the Company because its principal operations are located in Indonesia. PT-FI's mining complex was Indonesia's first copper mining project and was the first major foreign investment in Indonesia following the economic development program instituted by the Suharto administration in 1967. PT-FI works closely with the central, provincial and local governments in development efforts in the vicinity of its operations. The Company operates in Indonesia through

                                      [PAGE] 10

          PT-FI  by virtue  of the  PT-FI  COW and  through  Eastern
          Mining by virtue of the Eastern Mining COW, both of which have 30-year terms, provide for two 10-year extensions under certain conditions, and govern PT-FI's and Eastern Mining's rights and obligations relating to taxes, exchange controls, repatriation and other matters. Both COWs were concluded pursuant to the 1967 Foreign Capital Investment Law, which expresses Indonesia's foreign investment policy and provides basic guarantees of remittance rights and protection against nationalization, a framework for economic incentives and basic rules regarding other rights and obligations of foreign investors.

               PT-FI's mining operations are located in the Indonesian province of Irian Jaya, which occupies the western half of the island of New Guinea and became part of Indonesia during the early 1960s. The area surrounding PT-FI's mining development is sparsely populated by primitive local tribes and former residents of more populous areas of Indonesia, some of whom have resettled in Irian Jaya under the Indonesian Government's transmigration program. Certain members of the local population oppose Indonesian rule over Irian Jaya, and several small separatist groups seek political independence for the province. Sporadic attacks on civilians by the separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military have led to allegations of human rights violations. PT-FI personnel have not been involved in those conflicts. The Indonesian military occasionally has exercised its right to appropriate transportation and other equipment of PT-FI.

               PT-FI's policy has been to operate in Irian Jaya in compliance with Indonesian laws and in a manner that improves the lives of the local population. PT-FI incurs significant costs associated with its social and cultural activities. Such activities include comprehensive job training programs, basic education programs, extensive malaria control and general public health programs, agricultural assistance programs, a business incubator program to encourage the local people to establish their own small scale businesses, cultural preservation programs, and charitable donations.

               Following civil disturbances in the mining town of Tembagapura and the lowlands town of Timika in early 1996 and as a result of subsequent meetings with tribal leaders, the Company, in cooperation with the Indonesian Government, agreed to redistribute and refocus its community development programs by dedicating 1% of PT-FI's revenues over the next ten years to fund these efforts and, among other things, to increase the number of local Irianese in its work force. The Indonesian Government agreed as part of its development efforts in Irian Jaya to create an integrated development plan calling for the participation of the local tribes in creating and developing the community development projects funded by the Company. While management believes that its efforts to be responsive to the issues relating to the impact of its operations on the local tribes should ensure that mining operations will not be disrupted, social and political instability in the area may, in the future, have an adverse impact on PT-FI's mining operations.

               Reserves. FCX reserve amounts, which are determined in accordance with established mining industry practices and standards, are estimates only. PT-FI's mines, whether in the production or development stages, may not conform to geological concepts or other expectations, so that the volume and grade of reserves recovered and the rates of production may be more or less than anticipated. Because ore bodies do not contain uniform grades of minerals, ore recovery rates will vary from time to time, resulting in variations in volumes of minerals sold from period to period. Further, market price fluctuations in copper, gold and, to a lesser extent, silver, and changes in operating and capital costs may render certain ore reserves uneconomic to develop. No assurance can be given that FCX's exploration programs will result in the discovery of commercially exploitable mineral deposits.

               Environmental and Government Regulation. The Company's exploration and mining activities in Irian Jaya involve significant engineering and environmental challenges that relate primarily to the location of the mine in remote, rugged highlands and the disposition of tailings through discharge into a river that deposits them in a controlled deposition area near the sea. The Company has sought to preserve and protect the environment in its area of operations.

               The Company has expended significant resources, both financial and managerial, to comply with environmental regulations and permitting and approval requirements and anticipates that it will continue to do so in the future. There can be no assurance that additional significant costs and liabilities will not be incurred in order to comply with such current and future regulations.

               Holding Company Structure. Because FCX is primarily a holding company, conducting business through its subsidiaries, its ability to meet its financial obligations and to pay dividends on its preferred and common stock will

                                     [PAGE] 11

          depend on  the earnings  and
          cash flow of its subsidiaries and the ability of its subsidiaries to pay dividends and to advance funds to the Company. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of PT-FI and the Company's other subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations and to pay dividends. Any right of the Company to participate in any distribution of the assets of PT-FI and its other subsidiaries upon the liquidation, reorganization or insolvency thereof would, with certain exceptions, be subject to the claims of creditors (including trade creditors) and preferred stockholders (if any) of such subsidiaries.

          Item 3.  Legal Proceedings.

               Tom Beanal v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-1474 (E.D. La. filed Apr. 29,
          1996). The plaintiff alleges environmental, human rights and social/cultural violations in Indonesia. He seeks $6 billion in monetary damages and other equitable relief. The Company denies these allegations, which it believes are inconsistent with the findings of a series of independent examinations of the Indonesian mining operations of PT-FI. The Company believes the action is baseless and will vigorously defend such action. The Company has filed a motion to dismiss all claims, which motion is pending.

               Yosefa Alomang v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-9962 (Orleans Civ. Dist. Ct. La. filed June 19, 1996). This purported class action was dismissed by the Civil District Court of the Parish of Orleans, State of Louisiana on February 21, 1997 for lack of subject matter jurisdiction because the alleged conduct and damages occurred in Indonesia. The Court also held that venue was not proper in any Louisiana court. On March 11, 1997, the Court ruled that an amended complaint filed by the plaintiff did not cure the lack of subject matter jurisdiction. The plaintiff had alleged substantially similar violations as those alleged in the Beanal suit and sought unspecified monetary damages and other equitable relief.

               In addition to the foregoing proceedings, FCX may be from time to time involved in various legal proceedings of a character normally incident to the ordinary course of its business. Management believes that potential liability in any such or threatened proceedings would not have a material adverse effect on the financial condition or results of operations of FCX. FCX maintains liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of its business as well as other insurance coverages customary in its business, with such coverage limits as management deems prudent.

          Item 4.  Submission of Matters to a Vote of Security Holders.

               Not applicable.

                               [PAGE] 12

          Executive Officers of the Registrant.

               Certain information as of March 14, 1997 about the executive officers of FCX, including their position or office with FCX and PT-FI, is set forth in the following table and accompanying text:

                    Name           Age       Position or Office
                    ----           ---       ------------------

               Richard C. Adkerson 50   Executive  Vice  President  and
                                        Chief Financial  Officer  of  FCX.
                                        Director    and    Executive    Vice
                                        President of PT-FI.

               Michael J. Arnold   44   Senior Vice President of FCX.

               Thomas J. Egan      52   Senior Vice President of FCX.

               W. Russell King     47   Senior Vice  President  of
                                        FCX.

               Rene L. Latiolais   54   Director and Vice Chairman
                                        of the Board  of FCX.   Commissioner
                                        of PT-FI.

               Adrianto Machribie  55   President Director of PT-FI.

               James R. Moffett    58   Director, Chairman of  the
                                        Board and Chief Executive Officer of
                                        FCX.    President  Commissioner   of
                                        PT-FI.

               Richard C. Adkerson has served as Executive Vice President and Chief Financial Officer of the Company since July 1995. Mr. Adkerson has been Executive Vice President and a Director of PT-FI since April 1995. Mr. Adkerson is Vice Chairman of the Board and a Director of FTX. He is Co-Chairman of the Board, Chief Executive Officer and a Director of MOXY. In addition, he is Chairman of the Board, Chief Executive Officer and a Director of FM Properties Inc. ("FMPO"). From 1992 to August 1995, Mr. Adkerson was a Senior Vice President of FTX.

               Michael J. Arnold has served as Senior Vice President of the Company since November 1996. From July 1994 to November 1996, Mr. Arnold was Vice President and Controller - Operations of the Company. Mr. Arnold is Senior Vice President of FTX. From
          October 1991 to November 1996, he was Vice President of FTX, serving as Controller - Operations from May 1993 to November 1996.

               Thomas J. Egan has served as Senior Vice President of the Company since July 1994. Mr. Egan has also been Senior Vice President of FTX since November 1993. From November 1987 to November 1993, Mr. Egan was Vice President of FTX.

               W. Russell King has served as Senior Vice President of the Company since July 1994. Mr. King has also been Senior Vice President of FTX since November 1993. From October 1984 to November 1993, Mr. King was Vice President of FTX.

               Rene L. Latiolais has served as Vice Chairman of the Board of the Company since July 1994 and as a Director of the Company since July 1993. Mr. Latiolais has served as Commissioner of PT-FI since August 1993. Mr. Latiolais is President, Chief Executive Officer and a Director of FTX. Mr. Latiolais was Chief Operating Officer of FTX until 1995 and Executive Vice President of FTX until 1993. He is also President and Chief Executive Officer of Freeport-McMoRan Resource Partners, Limited Partnership.

               Adrianto Machribie has  served as  President Commissioner  of
          PT-FI since March 1996.   From September 1992  to March 1996,  Mr.
          Machribie was a Director and Executive Vice President of PT-FI.

               James R. Moffett has served as Chairman of the Board and Chief Executive Officer of the Company since July 1995 and has served as a Director of the Company since May 1992. Mr. Moffett has served as President Commissioner

                                  [PAGE] 13

          of PT-FI  since June 1992.
          Mr. Moffett is Chairman of the Board and a Director of FTX. He is Co-Chairman of the Board and a Director of McMoRan Oil & Gas Co. ("MOXY").


                                       PART II

          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

               The information set forth under the captions "FCX Class A Common Shares," "FCX Class B Common Shares" and "Common Share Dividends," on the inside back cover of the Annual Report is incorporated herein by reference. As of March 14, 1997, there were 10,923 and 16,217 holders of record of FCX's Class A and Class B common stock, respectively.

          Item 6.  Selected Financial Data.

               The  information  set  forth  under  the  caption   "Selected
          Financial and Operating Data," on page 18 of the Annual Report is incorporated herein by reference.

               FCX's ratio of earnings to fixed charges for each of the years 1992 through 1996, inclusive, was 6.5x, 3.6x, 7.5x, 5.9x and 4.5x, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest. FCX's ratio of earnings to fixed charges, preferred stock dividends and minimum distributions for each of the years 1992 through 1996, inclusive, was 3.5x, 1.2x, 2.1x, 3.0x and 2.6x, respectively. For this calculation, the preferred stock dividend requirements were assumed to be equal to the pre-tax earnings which would be required to cover such dividend requirements. The amount of such pre-tax earnings required to cover preferred stock dividends was computed using tax rates for the applicable years. "Minimum Distributions" for purposes of calculating this ratio consist of the required minimum distribution for the Company's Class A Common Stock that expired May 1, 1993.

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               The information set forth under the caption "Management's Discussion and Analysis" on pages 19 through 24, inclusive, 27, 29 and 31, as well as the "Environmental/Social Responsibility Report" on pages 11 through 17, inclusive, of the Annual Report are incorporated herein by reference.

          Item 8.  Financial Statements and Supplementary Data.

               The financial statements of FCX appearing on pages 26, 28, 30 and 32, the notes thereto appearing on pages 33 through 45, the report thereon of Arthur Andersen LLP appearing on page 25, and the report of management on page 25 of the Annual Report are incorporated herein by reference.

          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               Not applicable.

                                       PART III


          Items 10.  Directors and Executive Officers of the Registrant.

               The information set forth under the caption "Information About Nominees and Directors" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1997 Annual Meeting to be held on April 29, 1997 is incorporated herein by reference.

                                   [PAGE] 14

          Items 11.  Executive Compensation.

               The information set forth under the captions "Director Compensation" and "Executive Officer Compensation" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1997 Annual Meeting to be held on April 29, 1997 is incorporated herein by reference.

          Items 12.   Security Ownership  of Certain  Beneficial Owners  and
          Management.

               The information set forth under the captions "Stock Ownership of Directors and Executive Officers" and "Stock Ownership of Certain Beneficial Owners" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1997 Annual Meeting to be held on April 29, 1997 is incorporated herein by reference.

          Items 13.  Certain Relationships and Related Transactions.

               The information set forth under the caption "Certain Transactions" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1997 Annual Meeting to be held on April 29, 1997 is incorporated herein by reference.

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

          (b).  Reports on Form 8-K.

                    During the last quarter of the period covered by this report, FCX filed six reports on Forms 8-K dated (i) November 8, 1996 reporting an event under Item 5; (ii) November 13, 1996 filing exhibits under Item 7; (ii) November 13, 1996 reporting an event under Item 5 and filing exhibits under Item 7; (iv) November 27, 1996 reporting an event under Item 5; (v) December 20, 1996 reporting an event under Item 5; and (vi) December 30, 1996 reporting an event under Item 5. No financial statements were filed in connection with such reports.

                                    [PAGE] 15



                                     SIGNATURES

               Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1996.

                                       FREEPORT-McMoRan COPPER & GOLD INC.



                                             By:  /s/ James R. Moffett

                                                    James R. Moffett
                                                  Chairman of the Board and
                                                  Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1996.

          Signature                          Title
          ---------                          -----


         /s/James R. Moffett                 Chairman of  the Board,  Chief
         -------------------                 Executive Officer and Director
          James R. Moffett                   (Principal Executive Officer)

                *                            Executive Vice  President  and
          -------------------                Chief    Financial     Officer
          Richard C. Adkerson                (Principal Financial Officer)

                *                            Controller - Financial
          -------------------                Reporting (Principal
          Michael A. Weaver                  Accounting Officer)

                *                            Director
          --------------------
          Robert W. Bruce III

                *                            Director
          --------------------
          R. Leigh Clifford

                 *                           Director
          --------------------
          Leon A. Davis

                 *                           Director
          --------------------
          Robert A. Day

                 *                           Director
          ---------------------
          William B. Harrison, Jr.

                 *                           Director
          ----------------------
          J. Bennett Johnston

                               [PAGE] S-1

                 *                           Director
          ----------------------
          Henry A. Kissinger

                 *                           Director
          ----------------------
          Bobby Lee Lackey

                 *                           Director
          ----------------------
          Rene L. Latiolais

                 *                           Director
          -----------------------
          Gabrielle K. McDonald

                 *                           Director
          -----------------------
          George A. Mealey

                 *                           Director
          ------------------------
          George Putnam

                 *                           Director
          ------------------------
          B.M. Rankin, Jr.

                 *                           Director
          ------------------------
          Wolfgang F. Siegel

                 *                           Director
          ------------------------
          J. Taylor Wharton

                 *                           Director
          -------------------------
          Ward W. Woods, Jr.




          *By: /s/ James R. Moffett
              ----------------------
               James R. Moffett
               Attorney-in-Fact

                           [PAGE] S-2




                   INDEX TO FINANCIAL STATEMENTS

     The financial statements of FCX appearing on pages 26, 28, 30, and 32, the notes thereto appearing on pages 33 through 45, inclusive, and the report thereon of Arthur Andersen LLP appearing on page 25 of FCX's 1996 Annual Report to stockholders are incorporated by reference.

     The financial statements in the schedule listed below should be read in conjunction with such financial statements contained in FCX's 1996 Annual Report to stockholders.

                                                       Page
Report of Independent Public Accountants                F-1
III-Condensed Financial Information of Registrant       F-2


     Schedules other than the one listed above have been omitted since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.



          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 included in Freeport-McMoRan Copper & Gold Inc.'s Annual Report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 21, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                        Arthur Andersen LLP

New Orleans, Louisiana,
  January 21, 1997

					[PAGE] F-1


                FREEPORT-McMoRan COPPER & GOLD INC.

    SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       BALANCE SHEETS
                                                  December 31,
                                          --------------------------
                                             1996           1995
                                          ----------      ----------
                                                (In Thousands)
Assets
Cash and cash equivalents                 $      242      $       93
Interest receivable                           12,610          11,885
Notes receivable from PT-FI                1,307,812       1,208,007
Investment in PT-FI and PTII                 427,115         386,956
Investment in Atlantic Copper                 43,077          67,374
Other assets                                  80,843          47,201
                                          ----------      ----------
Total assets                              $1,871,699      $1,721,516
                                          ==========      ==========

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities  $   19,938      $   14,883
Long-term debt                               662,561         318,000
Other liabilities and deferred credits        13,814           6,952
Mandatory redeemable preferred stock         500,007         500,007
Stockholders' equity                         675,379         881,674
                                          ----------      ----------
Total liabilities and stockholders'
 equity                                   $1,871,699      $1,721,516
                                          ==========      ==========

                       STATEMENTS OF INCOME

                                   Years Ended December 31,
                          -----------------------------------------
                             1996            1995            1994
                          ----------      ----------      ---------
                                         (In Thousands)
Income from investment
 in PT-FI and PTII, net
 of PT-FI tax
 provision                $  253,895      $  293,279      $  111,822
Net loss from investment
 in Atlantic Copper          (24,258)        (37,787)         (6,309)
Elimination of
 intercompany profit           7,244         (24,851)          3,005
General and administrative
 expenses                     (9,141)         (7,534)         (7,253)
Depreciation and
 amortization                 (3,590)         (3,819)         (3,711)
Interest expense, net        (21,191)        (15,027)        (10,259)
Interest income on PT-FI notes receivable:
  Zero coupon exchangeable
   notes                           -               -             352
  Promissory notes            29,150          28,130          21,094
  8.235% debenture            12,353          13,333          14,033
  Step-up debenture            6,327          20,203          26,256
  Gold and silver production
   payment loans              23,696          23,636          20,222
Other expense, net            (1,698)         (3,664)         (7,424)
Provision for income
 taxes                       (46,538)        (32,281)        (31,587)
                          ----------      ----------      ----------
Net income                   226,249         253,618         130,241
Preferred dividends          (51,569)        (54,153)        (51,838)
                          ----------      ----------      ----------
                          $  174,680      $  199,465      $   78,403
                          ==========      ==========      ==========

The footnotes contained in FCX's 1996 Annual Report to stockholders are an integral part of these statements.

					[PAGE] F-2


                FREEPORT-McMoRan COPPER & GOLD INC.

    SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      STATEMENTS OF CASH FLOW

                                  Years Ended December 31,
                          -----------------------------------------
                             1996            1995           1994
                          ----------      ----------      ---------
                                        (In Thousands)
Cash flow from operating activities:
Net income                $  226,249      $  253,618      $  130,241
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
  Income from investment
   in PT-FI and PTII        (253,895)       (293,279)       (111,822)
  Net loss from investment
   in Atlantic Copper         24,258          37,787           6,309
  Elimination of
   intercompany profit        (7,244)         24,851          (3,005)
  Dividends received
   from PT-FI and PTII       220,916         161,144         147,465
  Depreciation and
   amortization                3,590           3,819           3,711
(Increase) decrease in
 accounts receivable          (5,214)         (4,501)        (24,240)
Increase (decrease) in
 accounts payable              4,501            (296)         (4,648)
Other                          3,733          (3,755)          1,654
                          ----------      ----------      ----------
Net cash provided by
 operating activities        216,894         179,388         145,665
                          ----------      ----------      ----------

Cash flow from investing activities:
Received from Government
 of Indonesia                     -                -           2,247
Investment in Atlantic
 Copper                           -          (23,622)        (36,365)
Investment in Freeport
 Copper Company                   -          (25,000)              -
Other                        (11,138)        (26,860)             (8)
                          ----------      ----------      ----------
Net cash used in
 investing activities        (11,138)        (75,482)        (34,126)
                          ----------      ----------      ----------

Cash flow from financing activities:
Cash dividends paid:
  Class A common stock       (69,425)        (51,318)        (38,316)
  Class B common stock      (106,341)        (86,245)        (85,187)
  Convertible exchangeable
   preferred stock           (15,498)        (15,673)        (15,708)
  Step-up convertible
   preferred stock           (19,250)        (17,500)        (17,500)
  Mandatory redeemable
   preferred stock           (17,689)        (17,418)        (13,614)
Proceeds from sale of:
      Senior notes           445,570               -         116,276
  Preferred Stock                  -               -         252,985
Proceeds from debt            31,561         128,000          70,000
Repayment of debt           (137,000)              -               -
Proceeds from FTX                  -               -          88,280
Repayment to FTX                   -            (800)        (99,750)
Loans to PT-FI              (244,682)              -        (369,261)
Repayment from PT-FI         147,315         124,485               -
Purchase of FCX common
 shares                     (220,997)       (177,755)              -
Other                            829          10,240               -
                          ----------      ----------      ----------
Net cash used in financing
 activities                 (205,607)       (103,984)       (111,795)
                          ----------      ----------      ----------
Net decrease in cash and
 cash equivalents                149             (78)           (256)
Cash and cash equivalents at
 beginning of year                93             171             427
                          ----------      ----------      ----------
Cash and cash equivalents
 at end of year           $      242      $       93      $      171
                          ==========      ==========      ==========
Interest paid             $   28,249      $   23,237      $    7,788
                          ==========      ==========      ==========
Taxes paid                $   41,586      $   34,871      $   29,871
                          ==========      ==========      ==========

The footnotes contained in FCX's 1996 Annual Report to stockholders are an integral part of these statements.

					[PAGE] F-3



                         Freeport-McMoRan Copper & Gold Inc.

                                    EXHIBIT INDEX


          Exhibit
          Number
          --------

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

          3.2      By-Laws of FCX, as amended.

          4.1 Certificate of Designations of the Step-Up Convertible Preferred Stock of FCX. Incorporated by reference to Exhibit 4.2 to the FCX 1995 Second Quarter Form 10-Q.

          4.2 Deposit Agreement dated as of July 1, 1993 among FCX, Chase Mellon Shareholder Services, L.L.C., as Depositary, and holders of depositary receipts ("Step-Up Depositary Receipts") evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Step-Up Convertible Preferred Stock. Incorporated by reference to
                   Exhibit 4.5 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1993 (the "FCX 1993 Form 10-K").

          4.3 Form of Step-Up Depositary Receipt. Incorporated by reference to Exhibit 4.6 to the FCX 1993 Form 10-K.

          4.4 Certificate of Designations of the Gold-Denominated Preferred Stock of FCX. Incorporated by reference to Exhibit 4.3 to the FCX 1995 Second Quarter Form 10-Q.

          4.5 Deposit Agreement dated as of August 12, 1993 among FCX, Chase Mellon Shareholder Services, L.L.C., as Depositary, and holders of depositary receipts ("Gold-Denominated Depositary Receipts") evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Gold-Denominated Preferred Stock. Incorporated by reference to Exhibit 4.8 to the FCX 1993 Form 10-K.

          4.6      Form  of  Gold-Denominated   Depositary  Receipt.
                   Incorporated by reference to Exhibit 4.9 to the FCX 1993 Form 10-K.

          4.7 Certificate of Designations of the Gold-Denominated Preferred Stock, Series II (the "Gold-Denominated Preferred Stock II") of FCX. Incorporated by reference to Exhibit 4.4 to the FCX 1995 Second Quarter Form 10-Q.

          4.8 Deposit Agreement dated as of January 15, 1994, among FCX, Chase Mellon Shareholder Services, L.L.C., as Depositary, and holders of depositary receipts ("Gold-Denominated II Depositary Receipts") evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Gold-Denominated Preferred Stock II. Incorporated by reference to
                   Exhibit 4.2 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 1994 (the "FCX 1994 First Quarter Form 10-Q").

                                     [PAGE] E-1

          Exhibit
          Number
          -------
          4.9 Form of Gold-Denominated II Depositary Receipt. Incorporated by reference to Exhibit 4.3 to the FCX 1994 First Quarter Form 10-Q.

          4.10     Certificate     of      Designations     of      the
                   Silver-Denominated  Preferred   Stock   of   FCX.
                   Incorporated by reference to Exhibit 4.5 to the FCX 1995 Second Quarter Form 10-Q.

          4.11 Deposit Agreement dated as of July 25, 1994 among FCX, Chase Mellon Shareholder Services, L.L.C., as Depositary, and holders of depositary receipts ("Silver-Denominated Depositary Receipts")
                   evidencing certain Depositary Shares, each of which, in turn, initially represents 0.025 shares of Silver-Denominated Preferred Stock. Incorporated by reference to Exhibit 4.2 to the July 15, 1994 Form 8-A.

          4.12 Form of Silver-Denominated Depositary Receipt. Incorporated by reference to Exhibit 4.1 to the July 15, 1994, Form 8-A.

          4.13 $550 million Composite Restated Credit Agreement dated as of July 17, 1995 (the "PT-FI Credit Agreement") among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, Chemical Bank, as administrative agent and FCX collateral agent, and The Chase Manhattan Bank (National Association), as documentary agent. Incorporated by reference to Exhibit 4.16 to the Annual Report of FCX on Form 10-K for the year ended December 31, 1995 (the "FCX 1995 Form 10-K").

          4.14 Amendment dated as of July 15, 1996 to the PT-FI Credit Agreement among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, Chemical Bank, as administrative agent and FCX collateral agent, and The Chase Manhattan Bank (National Association), as documentary agent. Incorporated by reference to
                   Exhibit 4.2 to the Quarterly Report of FCX on Form 10-Q for the quarter ended September 30, 1996 (the "FCX 1996 Third Quarter Form 10-Q").

          4.15 Amendment dated as of October 9, 1996 to the PT-FI Credit Agreement among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as
                   PT-FI Trustee, The Chase Manhattan Bank (formerly Chemical Bank), as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank (as successor to The Chase Manhattan
                   Bank (National Association)), as documentary  agent.
                    Incorporated by reference  to Exhibit  10.2 to  the
                   Current Report on  Form 8-K of  FCX dated and  filed
                   November 13, 1996 (the  "FCX November 13, 1996  Form
                   8-K").

          4.16 $200 million Credit Agreement dated as of June 30, 1995 (the "CDF") among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, Chemical Bank, as administrative agent and FCX collateral agent, and The Chase Manhattan Bank (National Association), as documentary agent. Incorporated by reference to
                   Exhibit 4.2 to the FCX 1995 Third Quarter Form 10-Q.

          4.17 Amendment dated as of July 15, 1996 to the CDF among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, Chemical Bank, as administrative agent and FCX collateral agent, and The Chase Manhattan Bank (National Association), as documentary agent. Incorporated by reference to Exhibit 4.1 to the FCX 1996 Third Quarter Form 10-Q.

          4.18 Amendment dated as of October 9, 1996 to the CDF among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, The Chase Manhattan Bank (formerly Chemical Bank), as administrative agent, security agent and JAA security agent,  and The  Chase Manhattan  Bank  (as
                   successor to The Chase Manhattan Bank (National Association)), as documentary agent. Incorporated by reference to Exhibit 10.1 to the FCX November 13, 1996 Form 8-K.

                                    [PAGE] E-2
          Exhibit
          Number
          -------

          4.19 Senior Indenture dated as of November 15, 1996 from FCX to The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated November 13, 1996 and filed November 15, 1996 (the "FCX November 15, 1996 Form 8-K").

          4.20 First Supplemental Indenture dated as of November 18, 1996 from FCX to The Chase Manhattan Bank, as Trustee, providing for the issuance of the Senior Notes and supplementing the Senior Indenture dated November 15, 1996 from FCX to such Trustee, providing for the issuance of Debt Securities.

          10.1 Contract of Work dated December 30, 1991 between The Government of the Republic of Indonesia and PT-FI. Incorporated by reference to Exhibit 10.2 to the FCX 1995 Form 10-K.

          10.2 Contract of Work dated August 15, 1994 between The Government of the Republic of Indonesia and P.T. IRJA Eastern Minerals Corporation. Incorporated by reference to Exhibit 10.2 to the FCX 1995 Form 10-K.

          10.3 The Second Amended and Restated Joint Venture and Shareholders' Agreement dated as of December 11, 1996 among Mitsubishi Materials Corporation, Nippon Mining and Metals Company, Limited and PT-FI ("Gresik Joint Venture Agreement").

          10.4 Agreement dated as of October 11, 1996 to Amend and Restate Trust Agreement among PT-FI, FCX, the RTZ Corporation PLC, P.T. RTZ-CRA Indonesia, RTZ Indonesian Finance Limited and First Trust of New York, National Association, and The Chase Manhattan Bank, as Administrative Agent, JAA Security Agent and Security Agent. Incorporated by reference to
                   Exhibit 10.3 to the FCX November 13, 1996 Form 8-K.

          10.5 Credit Agreement dated October 11, 1996 between PT-FI and RTZ Indonesian Finance Limited. Incorporated by reference to Exhibit 10.4 to the FCX November 13, 1996 Form 8-K.

          10.6 Participation Agreement dated as of October 11, 1996 between PT-FI and P.T. RTZ-CRA Indonesia with respect to a certain contract of work. Incorporated by reference to Exhibit 10.5 to the FCX November 13, 1996 Form 8-K.

          10.7 Agreement dated effective as of February 26, 1997, among FCX, Bre-X Minerals Ltd., on behalf of itself and its subsidiaries, including, without limitation, Dorchester Holdings B.V. and Bre-X Minerals Amsterdam B.V., P.T. Askatindo Karya Mineral, on behalf of itself and all persons or entities claiming under or through any arrangement with it, and PT Amsya Lyna, on behalf of itself and all persons or entities claiming under or through any arrangement with it.

                   Executive  Compensation   Plans   and   Arrangements
                   (Exhibits 10.8 through 10.25)

          10.8     Annual Incentive Plan of FCX, as amended.

          10.9 1995 Long-Term Performance Incentive Plan of FCX, as amended.

          10.10    FCX   Performance   Incentive   Awards   Program.
                   Incorporated by reference to Exhibit 10.7 to the FCX 1995 Form 10-K.

          10.11    FCX President's  Award  Program.    Incorporated  by
                   reference to Exhibit 10.8 to the FCX 1995 Form 10-K.

          10.12    FCX Adjusted Stock Award Plan, as amended.

          10.13    FCX 1995 Stock Option Plan, as amended.

          10.14    FCX  1995   Stock  Option   Plan  for   Non-Employee
                   Directors, as amended.

                                [PAGE] E-3

          Exhibit
          Number
          -------
          10.15 Financial Counseling and Tax Return Preparation and Certification Program of FCX. Incorporated by reference to Exhibit 10.12 to the FCX 1995 Form 10-K.

          10.16 FM Services Company Performance Incentive Awards Program. Incorporated by reference to Exhibit 10.13 to the FCX 1995 Form 10-K.

          10.17 FM Services Company Financial Counseling and Tax Return Preparation and Certification Program. Incorporated by reference to Exhibit 10.14 to the FCX 1995 Form 10-K.

          10.18 Consulting Agreement dated as of December 22, 1988 between FTX and Kissinger Associates, Inc. ("Kissinger Associates"). Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of FTX for the fiscal year ended December 31, 1992 (the "FTX 1992 Form 10-K").

          10.19 Letter Agreement dated May 1, 1989 between FTX and Kent Associates, Inc. ("Kent Associates," predecessor in interest to Kissinger Associates). Incorporated by reference to Exhibit 10.36 to the FTX 1992 Form 10-K.

          10.20    Letter  Agreement  dated  January  27,  1997   among
                   Kissinger Associates, Kent Associates, FTX, FCX  and
                   FMS.

          10.21 Agreement for Consulting Services between FTX and B.M. Rankin, Jr. effective as of January 1, 1990
                   (assigned  to  FMS   as  of  January   1,  1996).
                   Incorporated by reference to Exhibit 19.2 to the Quarterly Report on Form 10-Q of FTX for the quarter ended March 31, 1990.

          10.22    Letter Agreement dated March 8, 1996 between  George
                   A. Mealey and FCX.

          10.23 Letter Agreement dated December 18, 1996 among Charles W. Goodyear, IV, FCX, FTX, FMS and certain other entities.

          10.24 Letter Agreement dated December 18, 1996 between Goodyear Capital Corporation and FMS.

          10.25 Letter Agreement effective as of January 4, 1997 between Senator J. Bennett Johnston, Jr. and FCX.

          11.1 FCX Computation of Net Income Per Common and Common Equivalent Share.

          12.1     FCX  Computation  of  Ratio  of  Earnings  to  Fixed
                   Charges.

          13.1     Those  portions  of  the   1996  Annual  Report   to
                   stockholders of FCX that are incorporated herein by reference.

          21.1     Subsidiaries of FCX.

          23.1     Consent of Arthur Andersen LLP dated March 27, 1997.

          23.2 Consent of Independent Mining Consultants, Inc. dated March 27, 1997.

          24.1 Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

          24.2 Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FCX.

          27.1     FCX Financial Data Schedule.

                              [PAGE] E-4