Form 10-Q
period 1997-03-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 1997-05-02
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended March 31, 1997



                  Commission File Number: 1-9916



                Freeport-McMoRan Copper & Gold Inc.



   Incorporated in Delaware                            74-2480931
                                            (IRS Employer Identification No.)


          1615 Poydras Street, New Orleans, Louisiana  70112


    Registrant's telephone number, including area code: (504)582-4000


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         --

On March 31, 1997, there were issued and outstanding 82,983,544 shares of the registrant's Class A Common Stock, par value $0.10 per share, and 117,496,048 shares of its Class B Common Stock, par value $0.10 per share.

                FREEPORT-McMoRan COPPER & GOLD INC.

                         TABLE OF CONTENTS


                                                  Page

Part I.  Financial Information

  Financial Statements:

  Condensed Balance Sheets                          3

  Statements of Income                              4

  Statements of Cash Flow                           5

  Notes to Financial Statements                     6

  Remarks                                           6

  Report of Independent Public Accountants          7

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations    8

Part II.  Other Information                        14

Signature                                          16

Exhibit Index                                     E-1

                FREEPORT-McMoRan COPPER & GOLD INC.
                   PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements.


                FREEPORT-McMoRan COPPER & GOLD INC.
                CONDENSED BALANCE SHEETS (Unaudited)

                                          March 31,    December 31,
                                             1997          1996
                                          ----------    ----------
                                                (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents                 $   25,064    $   37,118
Accounts receivable                          270,281       236,750
Inventories                                  350,204       375,712
Prepaid expenses and other                    12,409        11,636
                                          ----------    ----------
  Total current assets                       657,958       661,216
  Property, plant and equipment, net       3,206,955     3,088,644
Other assets                                 131,081       115,674
                                          ----------    ----------
Total assets                              $3,995,994    $3,865,534
                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities  $  394,867    $  358,255
Current portion of long-term debt and
 short-term borrowings                       122,818       136,617
Accrued income taxes                          44,758       103,003
                                          ----------    ----------
  Total current liabilities                  562,443       597,875
Long-term debt, less current portion       1,663,328     1,426,299
Accrued postretirement benefits and
 other liabilities                           191,605       200,646
Deferred income taxes                        369,622       359,684
Minority interests                            67,454       105,644
Mandatory redeemable preferred stock         500,007       500,007
Stockholders' equity                         641,535       675,379
                                          ----------    ----------
Total liabilities and stockholders'
 equity                                   $3,995,994    $3,865,534
                                          ==========    ==========

The accompany notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                  STATEMENTS OF INCOME (Unaudited)

                                               Three Months
                                              Ended March 31,
                                          -----------------------
                                             1997         1996
                                          ----------   ----------
                                           (In Thousands, Except
                                             Per Share Amounts)
Revenues                                  $  523,780    $  388,392
Cost of sales:
Production and delivery                      249,486       204,842
Depreciation and amortization                 47,256        35,161
                                          ----------    ----------
  Total cost of sales                        296,742       240,003
Exploration expenses                           2,728             -
General and administrative expenses           26,702        42,846
                                          ----------    ----------
  Total costs and expenses                   326,172       282,849
                                          ----------    ----------
Operating income                             197,608       105,543
Interest expense, net                        (33,148)      (23,530)
Other income, net                              1,998           907
                                          ----------    ----------
Income before income taxes and minority
 interests                                   166,458        82,920
Provision for income taxes                   (78,605)      (38,621)
Minority interests in net income of
 consolidated subsidiaries                   (16,032)       (8,163)
                                          ----------    ----------
Net income                                    71,821        36,136
Preferred dividends                           (9,370)      (13,686)
                                          ----------    ----------
Net income applicable to common stock     $   62,451    $   22,450
                                          ==========    ==========

Net income per primary and fully diluted
 share of common stock                          $.31          $.11
                                                ====          ====

Average common shares outstanding            203,047       198,530
                                             =======       =======

Dividends paid per common share                $.225         $.225
                                               =====         =====

The accompany notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                STATEMENTS OF CASH FLOW (Unaudited)

                                             Three Months Ended
                                                  March 31,
                                          ------------------------
                                             1997          1996
                                          ----------    ----------
                                               (In Thousands)
Cash flow from operating activities:
Net income                                $   71,821    $   36,136
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization               47,256        35,161
  Deferred income taxes                       26,790         9,981
  Deferral of unearned income                 30,102             -
  Recognition of unearned income             (29,606)            -
  Minority interests' share of net income     16,032         8,163
  Other                                       (9,187)       10,636
  (Increase) decrease in working capital:
    Accounts receivable                      (38,680)        1,117
    Inventories                               20,994       (21,574)
    Prepaid expenses and other                (2,658)        7,303
    Accounts payable and accrued
     liabilities                                (492)        5,210
    Accrued income taxes                     (58,245)      (60,123)
                                          ----------    ----------
  (Increase) decrease in working capital     (79,081)      (68,067)
                                          ----------    ----------
Net cash provided by operating activities     74,127        32,010
                                          ----------    ----------

Cash flow from investing activities:
Capital expenditures:
  PT-FI                                     (123,777)      (68,902)
  Atlantic Copper                             (3,439)      (26,234)
Investment in Gresik smelter                  (8,232)       (5,010)
                                          ----------    ----------
Net cash used in investing activities       (135,448)     (100,146)
                                          ----------    ----------

Cash flow from financing activities:
Proceeds from debt                           207,363       317,439
Repayment of debt                            (73,568)      (44,971)
Net proceeds from infrastructure
 financing                                    27,344             -
Purchase of FCX common shares                (47,434)     (146,737)
Cash dividends paid:
  Common stock                               (45,416)      (44,509)
  Preferred stock                            (10,433)      (12,700)
  Minority interests                          (8,491)       (8,780)
Other                                            (98)        1,272
                                          ----------    ----------
Net cash provided by financing activities     49,267        61,014
                                          ----------    ----------
Net decrease in cash and cash equivalents    (12,054)       (7,122)
Cash and cash equivalents at beginning
 of year                                      37,118        26,883
                                          ----------    ----------
Cash and cash equivalents at end
 of period                                $   25,064    $   19,761
                                          ==========    ==========

The accompany notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                   NOTES TO FINANCIAL STATEMENTS


1.   BUSANG PROPERTIES
Freeport-McMoRan Copper & Gold Inc. (FCX) has commenced a due diligence review of the Busang II and Busang III properties in East Kalimantan, Indonesia. On March 26, 1997, FCX announced that it had drilled seven core holes within the Busang II project area to confirm the results of core holes previously drilled by BRE-X Minerals LTD (BRE-X). To date, analyses of these cores, which remain incomplete, indicate insignificant amounts of gold. After
FCX notified BRE-X of its findings, BRE-X engaged Strathcona Mineral Services Ltd., an independent Canadian mining industry consultant, to conduct an independent audit, the results of which are expected in early May.

     Subject to certain conditions described below, FCX has agreed
(1) to acquire a 15 percent interest in the Busang properties, (2) to provide 25 percent of the total cost up to $400 million of delineating proved and probable reserves and constructing the initial Busang mine complex, (3) to arrange up to a $1.2 billion project financing commitment for the initial Busang mine complex and
(4) to be the operator of the Busang properties. The transactions are subject to the confirmation to the satisfaction of FCX of the existence of one or more commercially viable gold or other mineral resources, the approval of a feasibility study by the commissioners and directors of the Indonesian companies to be formed to own any Busang II and Busang III Contracts of Work (COWs) and the board of directors of FCX, and to certain other conditions. In April 1997, FCX's period for due diligence review was extended to June 30, 1997.

2.   EARNINGS PER SHARE
In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share," which simplifies the computation of earnings per share (EPS). FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior period EPS data presented. EPS and EPS assuming dilution calculated in accordance with FAS 128 would have been unchanged from the amounts reported for the first quarter of 1997 and 1996.

3.  INTEREST COSTS
Interest expense excludes capitalized interest of $1.7 million and $9.3 million in the first quarter of 1997 and 1996, respectively.

4.  RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first three months of 1997 and 1996 was 5.7 to 1 and 3.2 to 1, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

                       ----------------------

                              Remarks

The information furnished herein should be read in conjunction with FCX's financial statements contained in its 1996 Annual Report to stockholders and incorporated by reference in its Annual Report on Form 10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Board of Directors and Stockholders of
Freeport-McMoRan Copper & Gold Inc.:

     We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware corporation) as of March 31, 1997, and the related statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 1996, and the related statements of income, shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated January 22, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


ARTHUR ANDERSEN LLP


New Orleans, Louisiana
April 22, 1997

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

OVERVIEW
Freeport-McMoRan Copper & Gold Inc. (FCX) operates through its majority-owned subsidiaries, P.T. Freeport Indonesia Company (PT-FI) and P.T. IRJA Eastern Minerals Corporation (Eastern Mining), and through Atlantic Copper Holding, S.A. (Atlantic), a wholly owned subsidiary. PT-FI's operations involve mineral exploration and development, mining and milling of ore containing copper, gold and silver in Irian Jaya, Indonesia and the worldwide marketing of concentrates containing those metals. PT-FI also has a 25 percent interest in a joint venture to construct and operate a copper smelter and refinery in Indonesia. Eastern Mining conducts mineral exploration activities in Irian Jaya. Atlantic is engaged in the smelting and refining of copper concentrates in Spain and marketing refined copper products.

     Summary comparative results for the quarter follow (in millions, except per share amounts):

                                               First Quarter
                                          ------------------------
                                             1997          1996
                                          ----------    ----------
Revenues                                  $    523.8    $    388.4
Operating income                               197.6         105.5  a
Net income applicable to common stock           62.5          22.5  a
Net income per common share                      .31           .11  a
Operating income (loss) by subsidiary:
  PT-FI                                   $    185.7    $    104.0
  Atlantic                                       3.7          (4.2)
  Eastern Mining                                (2.7)            -
  Intercompany eliminations and other b         10.9           5.7
                                          ----------    ----------
                                          $    197.6    $    105.5
                                          ==========    ==========

a. Includes charges totaling $18.7 million ($8.6 million to net income or $0.04 per share) consisting of $12.7 million for stock appreciation rights costs caused by the increase in FCX's common stock price during the period, $3.0 million ($2.3 million to production cost and $0.7 million to general and administrative expenses) for an early retirement program and $3.0 million for costs related to a civil disturbance during the period.

b. Profit on PT-FI sales to Atlantic is not reflected in FCX's consolidated results until completion of the smelting and refining process. The eliminations added $15.1 million to operating income in the first quarter of 1997 and $9.3 million in the first quarter of 1996. The increased level of PT-FI concentrate sales to Atlantic resulting from the expanded smelter capacity may cause fluctuations in FCX's consolidated quarterly earnings depending on the timing of the shipments and prices.

     FCX's revenues are derived primarily from PT-FI's sale of copper concentrates which contain significant amounts of gold, and the sale of copper cathodes and wire rod by Atlantic. FCX's first-quarter 1997 revenues reflect higher PT-FI and Atlantic sales volumes compared with the 1996 period. First-quarter 1997 revenues also reflect the benefits of re-pricing December 31, 1996 "open" pounds, the sale of copper put option contracts and forward gold sales contracts, which collectively added $33.5 million to net income or approximately $0.16 per share. Cost of sales for 1997 was affected by the higher sales volumes and an increase in the PT-FI depreciation rate. FCX reported exploration expense in the first quarter of 1997 for exploration costs incurred in the Eastern Mining area not reimbursed by The RTZ-CRA Group (RTZ-CRA). As discussed below, RTZ-CRA funding covered all of PT-FI's first-quarter 1997 exploration costs and all of FCX's 1996 exploration expenditures. General and administrative expenses in the 1997 quarter were lower primarily because of charges in 1996 for stock appreciation rights costs. Net interest expense reflects higher average debt levels and lower capitalized interest amounts in 1997. The increases in the provision for income taxes and minority interests in 1997 primarily reflect higher net income at PT-FI. Preferred dividends in the first quarter of 1997 were lower when compared to the 1996 period because of the December 1996 conversion of substantially all the depositary shares representing Convertible Exchangeable Preferred Stock into
FCX common stock.

     In March 1997, PT Nusamba Mineral Industri (Nusamba), a subsidiary of PT Nusantara Ampera Bakti, acquired approximately 51 percent of the capital stock of P.T. Indocopper Investama Corporation (PT-II). PT-II owns 9.4 percent of the outstanding PT-FI stock. Nusamba financed $254.0 million of the $315.0 million purchase price with a commercial loan. FCX has agreed that if Nusamba defaults on the loan, FCX will purchase the PT-II stock or the lenders' interest in the commercial loan for the amount then due by Nusamba under the loan. FCX also agreed to lend to Nusamba any shortfalls between the interest payments due on the commercial loan and the dividends received by Nusamba from PT-II.

RESULTS OF OPERATIONS
PT-FI Revenues. PT-FI's first-quarter 1997 revenues benefited from higher sales volumes than first-quarter 1996. PT-FI's 1997 first-quarter revenues included a net $45.0 million upward adjustment on open concentrate sales at December 31, 1996 while first-quarter 1996 PT-FI revenues included a net $7.9 million downward adjustment on open concentrate sales at December 31, 1995. Treatment charges increased because of higher sales volumes and higher negotiated rates because of tighter market conditions at the end of 1996. Despite higher sales volumes, royalties were lower because of lower average copper prices. A reconciliation of PT-FI revenues between the periods follows (in millions):

Revenues -1996                                          $    303.1
Increases (decreases):
    Sales volumes:
      Copper                                                  35.4
      Gold                                                    28.4
    Price realizations:
      Copper                                                  (1.7)
      Gold                                                    (0.7)
    Prior period adjustments                                  52.9
    Treatment charges, royalties
     and other                                               (18.3)
                                                        ----------
Revenues -1997                                          $    399.1
                                                        ==========

PT-FI Operating Results.
                                               First Quarter
                                          ------------------------
                                             1997          1996
                                          ----------    ----------
Ore milled (metric tons per day, MTPD)       124,000       125,900
Copper grade (%)                                1.26          1.23
Gold grade (grams per metric ton)               1.33          1.28
Recovery rate (%)
    Copper                                      84.3          81.2
    Gold                                        76.4          70.8
Copper
  Production (000s of recoverable pounds)    252,500       242,900
  Sales (000s of recoverable pounds)         256,100       225,000
  Average realized price                       $1.13  a      $1.14
Gold
  Production (recoverable ounces)            350,600       320,100
  Sales (recoverable ounces)                 373,500       301,100
  Average realized price                     $390.80  b    $392.73  b

Gross profit per pound of copper (cents):
Average realized price                         113.2         113.9
                                               -----         -----
Production costs:
  Site production and delivery                  59.3          58.7  c
  Gold and silver credits                      (56.2)        (53.1)
  Treatment charges                             25.5          23.2
  Royalty on metals                              3.2           4.1
                                               -----         -----
    Cash production costs                       31.8          32.9
  Depreciation and amortization                 15.0          13.0
                                                ----         -----
    Total production costs                      46.8          45.9
                                               -----         -----
Revenue adjustments d                           15.2          (5.0)
                                               -----        ------
Gross profit per pound of copper                81.6          63.0
                                               =====         =====


a. Amount was $1.04 before adjustments from the sale of put option contracts.

b. Amounts were $351.79 for the 1997 quarter and $395.81 for the 1996 quarter before adjustments from forward gold sales contracts.

c. Includes $5.3 million (2.4 cents per pound) for costs related to a civil disturbance and an early retirement program.

d. Reflects adjustments to prior period concentrate sales and amortization of the price protection program cost.

     Cash production costs per pound averaged 31.8 cents in 1997 compared with 32.9 cents in the 1996 quarter. The benefits of higher gold credits and lower unit royalties were partially offset by higher unit site production and delivery costs and treatment charges compared with the year ago period. Higher unit site production costs primarily relate to operating the first phase of an enhanced infrastructure program (EIP) discussed below. Treatment charge rates for a significant portion of PT-FI's 1997 projected sales were negotiated in the fourth quarter of 1996 based on then current market conditions. PT-FI's copper royalty rate varies from 1.5 percent, at a copper price of $0.90 or less, to 3.5 percent, at a copper price over $1.10, on copper net revenue; the gold and silver royalty rate is 1.0 percent.

     PT-FI's depreciation rate of 15.0 cents per pound for 1997 reflects an increase over the 1996 rate because of the first phase of the EIP and certain other projected 1997 capital additions. The EIP is designed to provide the infrastructure needed for PT-FI's operations, to enhance the living conditions of PT-FI's employees, and to develop and promote the growth of local and third party activities and enterprises in Irian Jaya. The first phase of the EIP was completed in 1996; therefore, the 1996 rate of 13.0 cents per pound did not include the EIP for a full year.

PT-FI Outlook and Price Protection Program. PT-FI has commitments from various parties, including Atlantic, to purchase virtually all of its expected 1997 production at market prices. Sales for 1997 are estimated to total at least 1.1 billion pounds of copper and
1.65 million ounces of gold. Strong 1997 copper and gold sales reflect the expectation of producing greater than mine life grades during the year. Second-quarter 1997 sales are projected to be slightly higher than first quarter levels.

     The significant decline in gold prices in early 1997 increased the value of PT-FI's forward gold sales contracts covering 876,000 ounces of gold at an average price of $376.08 per ounce from February 1997 through August 1997. In February 1997, PT-FI closed these contracts and realized $30.1 million cash. As a result, PT-FI will report gold revenues through August 1997 at a higher price than realized under its contract terms with customers, but no longer has any forward gold sales position. During the first quarter of 1997
PT-FI recognized $14.1 million of gold revenues from the forward sales contracts which included $6.6 million recognized from closed forward sales contracts. PT-FI will also recognize $17.5 million in the second quarter of 1997 and $6.0 million in the third quarter of 1997 from closed forward sales contracts. PT-FI has suspended its program of selling gold forward on a six-month basis but may reinstate the program in the future.

     The significant decline in copper prices during 1996 increased the value of put option contracts that PT-FI purchased under its price protection program to provide a floor price of $0.90 per pound for essentially all copper sales through the second quarter of 1997 at an average cost of approximately $0.02 per pound. During the third quarter of 1996, PT-FI sold all of its put option contracts covering approximately 1.2 billion pounds of copper for $97.2 million cash.
As a result, PT-FI is reporting copper revenues through June 30, 1997 at a higher price than realized under its copper concentrate sales contracts, but PT-FI no longer has any price protection on its copper sales. As conditions warrant, PT-FI may enter into new contracts to provide a floor price for its future copper sales through put option contracts, when attainable at an acceptable cost, to protect cash flow from the impact of potentially significant declines in copper prices while providing full participation in potentially higher prices. For the first quarter of 1997, PT-FI recognized $23.0 million of additional copper revenues from the sale of its put option contracts. PT-FI will recognize additional copper revenues from the sale of put option contracts totaling $23.1 million in the second quarter of 1997.

     PT-FI's concentrate sales agreements, with regard to copper, provide for provisional billings at the time of shipment with final settlement generally based on the average London Metal Exchange
(LME) price for a specified future month. Copper revenues on provisionally priced "open" pounds are adjusted monthly based on then current prices. At March 31, 1997, copper sales totaling 317.5 million pounds, which were recorded at an average price of $1.05 per pound, remained to be finally priced. Approximately 60 percent of these "open" pounds are expected to be finally priced during the second quarter of 1997 with most of the remaining pounds to be priced during the third quarter of 1997. A one cent movement in the average price used for these "open" pounds will have an approximate
$1.4 million impact on FCX's 1997 net income.

PT-FI Exploration Activities.   Exploration activities at Kucing Liar
continue on the southeast quadrant of the Grasberg intrusive. Drilling is being conducted from within the Kucing Liar/Lembah Tembaga drift being driven from the Amole adit. Surface drilling on the northern flank of the Grasberg intrusive has also commenced to test for Kucing Liar and heavy sulfide "skarn-type" mineralization at the 2,500-2,900 meter elevation. FCX believes that both Kucing Liar and heavy sulfide "skarn-type" mineralization could surround the Grasberg intrusive at these depths. In PT-FI's Block B, geophysical surveying and surface mapping and sampling have identified a potential porphyry copper/gold target, which may represent the source of previously announced mineralization at the Wabu prospect, where a 3-4 million ounce gold resource has been identified. Drilling is continuing at Wabu and will shortly commence to test the porphyry mineralization. Exploration activities also continue on Eastern Mining's Blocks I, II and III areas, with four rigs actively exploring the Etna Bay prospect in Block I where surface mineralization has been identified. Surface mineralization has also been noted in Eastern Mining's Block II area where exploratory drilling activities are under way.

Atlantic Results.

                                              First Quarter
                                          ----------------------
                                             1997        1996
                                          ----------  ----------
Revenues (in millions)                        $222.1      $161.7
Concentrate treated (metric tons)            232,400     164,700
Anode production (000s of pounds)            155,700     108,800
Cathode and wire rod sales
  (000s of pounds)                           121,600     101,200

     Atlantic reported higher revenues and cost of sales in the first quarter of 1997 because of increases in production from its newly expanded facilities. Atlantic reached its full production capacity of 270,000 metric tons of metal per year in June 1996. Atlantic also began benefiting from higher treatment and refining rates in March 1997 ($0.26 per pound in March 1997 compared with $0.25 per pound in first-quarter 1997 and $0.23 per pound in first-quarter 1996) and lower cathode cash production costs per pound ($0.13 per pound in the first quarter of 1997 and $0.17 per pound in the first quarter of 1996). Higher treatment charges, which negatively affect PT-FI, benefit Atlantic. The effect of an equivalent change in treatment charges on PT-FI and Atlantic now largely offset in FCX's consolidated financial results, after taking into account income tax and minority interests.

     A portion of Atlantic's operating costs are paid in Spanish pesetas and certain assets and liabilities of Atlantic are denominated in Spanish pesetas. On an annual basis, a one peseta change in the U.S. dollar and Spanish peseta exchange rate results in an approximate $1.5 million change in FCX's annual net income before any hedging effects. Atlantic has a currency hedging program to reduce its exposure to changes in the U.S. dollar and Spanish peseta exchange rate that involves options and foreign exchange contracts which currently hedge approximately 80 percent of Atlantic's projected net peseta cash outflows through April 1998. Other income in first-quarter 1997 includes currency translation gains totaling $9.6 million on Atlantic's net peseta liability position and currency hedging losses totaling $4.5 million.

Other Financial Results.   The FCX/RTZ-CRA joint ventures incurred
$13.5 million of exploration costs in the 1997 quarter compared with $9.3 million in the 1996 quarter as they continued to aggressively explore the Contract of Work (COW) areas. FCX reported $2.7 million of exploration expense in the first quarter of 1997 for exploration costs incurred in the Eastern Mining area not reimbursed by RTZ-CRA while all first-quarter 1996 exploration costs were reimbursed by RTZ-CRA. Approximately $19.7 million for PT-FI's Block A and $1.0 million for Block B remain to be applied to the RTZ-CRA $100 million exploration funding received in 1996. Subsequent to these expenditures, costs are to be shared 60 percent by FCX and 40 percent by RTZ-CRA. FCX expects to report exploration expenses totaling approximately $15 million for 1997. FCX's general and administrative expenses were $26.7 million for the first quarter of 1997 compared with $42.8 million in the 1996 period. First-quarter 1996 general and administrative expenses included charges of $12.7 million for stock appreciation rights costs caused by the increase in FCX's common stock price.

     FCX's total interest cost (before capitalization) rose to $34.8 million for the 1997 period from $32.9 million in the 1996 period because of an increase in debt levels associated with the expansions and the FCX share purchase program. PT-FI capitalized $1.7 million of interest costs in the first quarter of 1997 for the "fourth concentrator mill expansion" project. Because of the EIP project at PT-FI and the expansion at Atlantic, $9.3 million of interest was capitalized during the first quarter of 1996. Interest expense is expected to be higher throughout 1997 because of the infrastructure transactions with P.T. ALatieF Nusakarya Corporation (ALatieF) discussed below, higher debt levels and reduced capitalized interest.

     FCX's effective tax rate was 47 percent for the first quarter of 1997 and 1996. PT-FI's COW provides a 35 percent income tax rate and a 15 percent withholding on dividends paid to FCX by PT-FI and on interest for debt incurred after the signing of the COW. The 15 percent withholding declined to 10 percent beginning February 1997 because of an amendment to the United States/Indonesia tax treaty. Included in the first-quarter 1997 provision for income taxes is $5.9 million representing additional amounts payable pursuant to an Indonesian Presidential Decree. No income tax benefit is recorded for the losses at Atlantic, which is subject to taxation in Spain, because it has not generated taxable income in recent years.

CAPITAL RESOURCES AND LIQUIDITY
FCX's primary sources of cash are operating cash flows and borrowings, while its primary cash outflows include capital expenditures, dividends and purchases of its common stock. Net cash provided by operating activities increased to $74.1 million for the first quarter of 1997, compared with $32.0 million for the 1996 period, primarily because of higher net income. Cash flow used in investing activities primarily reflects PT-FI capital expenditures associated with the "fourth concentrator mill expansion" which are being funded with nonrecourse borrowings from RTZ-CRA. Cash flow provided by financing activities totaled $49.3 million in 1997 compared with $61.0 million in 1996. Increases in debt during 1997 provided funds for stock purchases, capital expenditures and dividends.

Operating Activities. Higher net income was the primary reason for a $42.1 million increase in first-quarter 1997 operating cash flow compared with the 1996 period. The increase in depreciation and amortization primarily reflects the higher rate at PT-FI. Accounts receivable increased primarily because of the timing of payments on trade receivables. Inventories decreased because of decreases in both product inventories and materials and supplies inventories.
The decrease in accrued income taxes reflects the March 1997 payment on PT-FI's 1996 income tax liability.

Investing Activities. FCX's 1997 capital expenditures have increased compared to the 1996 period primarily because of PT-FI's "fourth concentrator mill expansion." Atlantic completed its expansion in 1996 and incurred capital expenditures totaling $3.4 million in 1997.

     PT-FI's capital expenditures for the remainder of 1997 are expected to approximate $160 million (other than for the "fourth concentrator mill expansion" discussed below), representing primarily mine and mill sustaining capital and other long-term projects. Funding is expected to be provided by operating cash flow, PT-FI's bank credit facilities ($813.0 million commitment available at April 18, 1997, subject to $521.0 million borrowing base availability) and other financing sources. FCX and RTZ-CRA have begun construction on the "fourth concentrator mill expansion" of PT-FI's facilities. The optimum rate following this expansion is expected to be at least 190,000-200,000 MTPD, subject to certain approvals. Completion is anticipated during mid-1998. Costs for the expansion are expected to approximate $960 million, including both working capital and $300 million for a coal-fired power plant and related facilities. The new power plant facilities are expected to be sold in 1998 to the joint venture that owns the assets which currently provide electricity to PT-FI.

     Pursuant to the joint venture with RTZ-CRA, RTZ-CRA has a 40 percent interest in future production exceeding specified annual amounts of copper, gold, and silver through 2021 from expansion of PT-FI's existing mining and milling capacity financed by RTZ-CRA.
To finance the expansion, RTZ-CRA will provide up to $750 million for defined costs, of which 40 percent will be funded directly and 60 percent will be loaned to PT-FI on a nonrecourse basis. PT-FI expects to incur approximately $50 million in 1997 for expansion costs not funded under the RTZ-CRA arrangements which are expected to enhance the profitability of PT-FI's existing operations. Incremental cash flow attributable to such expansion projects will be shared on the basis of 60 percent to PT-FI and 40 percent RTZ-CRA. PT-FI has assigned its interest in such incremental cash flow to RTZ-CRA until RTZ-CRA has received an amount of funds from such assigned interest equal to the funds loaned to PT-FI plus interest based on RTZ-CRA's cost of borrowing. The incremental production from the expansion, as well as production from PT-FI's existing operations will share proportionately in operating and administrative costs. PT-FI will continue to receive 100 percent of the cash flow from specified annual amounts of copper, gold and silver through 2021.

     Atlantic expects to receive approximately $8 million from the Spanish government in mid-1997 which represents the final installment of approximately $53 million in total grants related to Atlantic's expansion of its production capacity to 270,000 metric tons of metal per year. Atlantic has begun a $13.0 million "debottlenecking" project that is expected to increase current annual production capacity by 20,000 metric tons and improve profitability. Completion is scheduled for mid-1997.

     Construction began in 1996 on PT-FI's 25 percent owned, 200,000 metric tons of metal per year copper smelter/refinery complex in Gresik, Indonesia. The estimated aggregate project cost, before working capital requirements, is approximately $625 million. This project is being financed by a $300 million nonrecourse term loan and a $110 million working capital facility from a group of commercial banks. The remaining funding is being provided pro rata by PT-FI (25 percent) and the other owners (75 percent). Upon completion of the Gresik smelter in mid-1998 and the PT-FI "fourth concentrator mill expansion," FCX anticipates that at least 50 percent of PT_FI's annual concentrate production will be sold to Atlantic and the Gresik smelter at market prices.

Financing Activities. Net proceeds from debt totaled $133.8 million in the first quarter of 1997, including $105.2 million of nonrecourse borrowings from RTZ-CRA, while the 1996 period included $272.5 million of net proceeds from debt. In March 1997, PT-FI completed the final $75.1 million sale of infrastructure assets to joint ventures owned one-third by PT-FI and two-thirds by ALatieF, an Indonesian investor. The sales to the ALatieF joint ventures totaled $270.0 million during the period from December 1993 to March 1997. PT-FI then sold its one-third interest in the joint ventures to ALatieF and is leasing the infrastructure assets under capital lease arrangements. PT-FI continues to guarantee a $50.3 million bank loan associated with the purchases but PT-FI is no longer consolidating the joint ventures.

     During the first quarter of 1997, FCX acquired 1.7 million of its shares for $52.8 million (an average of $30.22 per share) under its open market share purchase program of up to 20 million shares. From inception of this program through April 21, 1997, FCX has purchased a total of 14.7 million shares for $410.7 million (an average of $28.01 per share). The timing of purchases is dependent upon many factors, including the price of common shares, the Company's business and financial position, and general economic and market conditions.

CAUTIONARY STATEMENT
Management's discussion and analysis of financial condition and results of operations contains forward-looking statements regarding copper and gold sales volumes, capital expenditures, expansion costs, Gresik smelter costs and the availability of financing. Important factors that might cause future results to differ from these projections are described in more detail in FCX's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

                        --------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

          Tom Beanal v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-1474 (E.D. La. Filed Apr. 29, 1996). The plaintiff alleges environmental, human rights and social/cultural violations in Indonesia. He seeks $6 billion in monetary damages and other equitable relief. The Company denies these allegations, which it believes are inconsistent with the findings of a series of independent examinations of the Indonesian mining operations of PT-FI. On April 9, 1997, the court granted the Company's motion to dismiss but gave the plaintiff leave to amend. On April 23, 1997, the plaintiff filed an amended complaint realleging human rights and social/cultural violations and seeking to add new parties. The Company believes that the action is baseless and will continue to defend this action vigorously.

          Yosefa Alomang v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-9962 (Orleans Civ. Dist. Ct. La. Filed June 19, 1996). In February 1997 the Civil District Court of the Parish of Orleans, State of Louisiana dismissed this purported class action for lack of subject matter jurisdiction because the alleged conduct and damages occurred in Indonesia. The Court also noted that venue was not proper in any Louisiana court. The plaintiff had alleged substantially similar violations as those alleged in the Beanal suit and sought unspecified monetary damages and other equitable relief. In April 1997 the plaintiff filed a notice of intent to appeal the dismissal. The Company will continue to defend this action vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Stockholders of the Company was held on April 29, 1997 (the "Annual Meeting"). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     (b) At the Annual Meeting, William B. Harrison, Jr., J. Bennett Johnston, Henry A. Kissinger, Rene L. Latiolais and J. Taylor Wharton were elected to serve until the 2000 annual meeting of stockholders. In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Robert W. Bruce III, R. Leigh Clifford, Leon A. Davis, Robert A. Day, Bobby Lee Lackey, Gabrielle K. McDonald, George A. Mealey, James R. Moffett, George Putnam and B. M. Rankin, Jr.

     (c)  At the Annual Meeting, holders of the Company's Class A
Common Stock and the Company's Preferred Stock, voting as a class, elected one director with the number of votes cast for or withheld from the nominee as follows:

     Name                             For           Withheld
     ----                             ---           --------
J. Taylor Wharton                  69,106,865        166,778

At the Annual Meeting, holders of shares of the Company's Class B
Common Stock elected four directors with the number of votes cast for or withheld from each nominee as follows:

               Name                    For        Withheld
               ----                    ---        --------
        William B. Harrison, Jr.   100,509,355    2,726,076
        J. Bennett Johnston        101,376,911    1,858,520
        Henry A. Kissinger          99,673,658    3,561,773
        Rene L. Latiolais          101,456,168    1,779,263


With respect to the election of directors, there were no abstentions or broker non-votes.

     At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP to act as the independent auditors to audit the financial statements of the Company and its subsidiaries for the year 1997. Holders of 170,862,821 shares voted for, holders of 280,565 shares voted against and holders of 329,978 shares abstained from voting on such proposal. There were no broker non-votes with respect to such proposal.

     At the Annual Meeting, the stockholders voted on and rejected a stockholder proposal regarding the Company's Indonesian operations. Holders of 3,768,293 shares voted for, holders of 140,980,562 shares voted against and holders of 6,461,247 shares abstained from voting on, such proposal. There were 20,249,800 broker non-votes with respect to such proposal.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) The exhibits to this report are listed in the Exhibit Index beginning on Page E-1 hereof.

          (b) During the quarter for which this report is filed, the registrant filed six Current Reports on Form 8-K, dated February 18, 1997, February 21, 1997, February 26, 1997, February 27, 1997,
February 28, 1997 and March 26, 1997 reporting information under
Item 5. No financial statements were filed in connection with such reports.

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



Date:  May 2, 1997

                Freeport McMoRan Copper & Gold Inc.


                        EXHIBIT INDEX
                        -------------

                                                                 Sequentially
                                                                   Numbered
Number               Description                                     Page
------               -----------                                  -----------

2.1 Agreement, dated as of May 2, 1995 by and between FTX and FCX and The RTZ Corporation PLC, RTZ Indonesia Limited, and RTZ America, Inc. (the "RTZ Agreement"). Incorporated by reference to Exhibit
    2.1 to the Current Report on Form 8-K of FTX dated as of May 26,
    1995.
2.2 Amendment dated May 31, 1995 to the RTZ Agreement. Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of FTX for the quarter ended June 30, 1995.
2.3 Distribution Agreement dated as of July 5, 1995 between FTX and
    FCX. Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of FTX for the quarter ended September 30, 1995 (the "FTX 1995 Third Quarter Form 10-Q").
3.1 Composite copy of the Certificate of Incorporation of FCX. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 1995 (the "FCX 1995 Second Quarter Form 10-Q").
3.2 By-Laws of FCX, as amended.  Incorporated by reference to
    Exhibit 3.2 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1996 (the "FCX 1996 Form 10-K").
4.1 Certificate of Designations of the Step-Up Convertible Preferred Stock of FCX. Incorporated by reference to Exhibit 4.2 to the FCX 1995 Second Quarter Form 10-Q.
4.2 Deposit Agreement dated as of July 1, 1993 among FCX, Chase
    Mellon Shareholder Services, L.L.C., as Depositary, and holders of depositary receipts ("Step-Up Depositary Receipts") evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Step-Up Convertible Preferred Stock. Incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1993 (the "FCX 1993 Form 10-K").
4.3 Form of Step-Up Depositary Receipt. Incorporated by reference to Exhibit 4.6 to the FCX 1993 Form 10-K.
4.4 Certificate of Designations of the Gold-Denominated Preferred
    Stock of FCX. Incorporated by reference to Exhibit 4.3 to the FCX 1995 Second Quarter Form 10-Q.
4.5 Deposit Agreement dated as of August 12, 1993 among FCX, Chase
    Mellon Shareholder Services, L.L.C., as Depositary, and holders of depositary receipts ("Gold-Denominated Depositary Receipts") evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Gold-Denominated Preferred Stock. Incorporated by reference to Exhibit 4.8 to the FCX 1993 Form 10-K.
4.6 Form of Gold-Denominated Depositary Receipt. Incorporated by reference to Exhibit 4.9 to the FCX 1993 Form 10-K.
4.7 Certificate of Designations of the Gold-Denominated Preferred
    Stock, Series II (the "Gold-Denominated Preferred Stock II") of FCX. Incorporated by reference to Exhibit 4.4 to the FCX 1995 Second Quarter Form 10-Q.
4.8 Deposit Agreement dated as of January 15, 1994, among FCX, Chase Mellon Shareholder Services, L.L.C., as Depositary, and holders of depositary receipts ("Gold-Denominated II Depositary Receipts") evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Gold-Denominated Preferred Stock II. Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 1994 (the "FCX 1994 First Quarter Form 10-Q").
4.9 Form of Gold-Denominated II Depositary Receipt. Incorporated by reference to Exhibit 4.3 to the FCX 1994 First Quarter Form 10-Q.
4.10 Certificate of Designations of the Silver-Denominated
     Preferred Stock of FCX. Incorporated by reference to Exhibit 4.5 to the FCX 1995 Second Quarter Form 10-Q.

4.11  Deposit Agreement dated as of July 25, 1994 among FCX, Chase
      Mellon Shareholder Services, L.L.C., as Depositary, and holders of depositary receipts ("Silver-Denominated Depositary Receipts") evidencing certain Depositary Shares, each of which, in turn, initially represents 0.025 shares of Silver-Denominated Preferred Stock. Incorporated by reference to Exhibit 4.2 to the July 15, 1994 Form 8-A.
4.12 Form of Silver-Denominated Depositary Receipt. Incorporated by reference to Exhibit 4.1 to the July 15, 1994, Form 8-A.
4.13  $550 million Composite Restated Credit Agreement dated as of
      July 17, 1995 (the "PT-FI Credit Agreement") among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, Chemical Bank, as administrative agent and FCX collateral agent, and The Chase Manhattan Bank (National Association), as documentary agent. Incorporated by reference to Exhibit 4.16 to the Annual Report of FCX on Form 10-K for the year ended December 31, 1995 (the "FCX 1995 Form 10-K").
4.14  Amendment dated as of July 15, 1996 to the PT-FI Credit
      Agreement among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, Chemical Bank, as administrative agent and FCX collateral agent, and The Chase Manhattan Bank (National Association), as documentary agent. Incorporated by reference to
      Exhibit 4.2 to the Quarterly Report of FCX on Form 10-Q for the quarter ended September 30, 1996 (the "FCX 1996 Third Quarter Form 10-Q").
4.15  Amendment dated as of October 9, 1996 to the PT-FI Credit
      Agreement among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, The Chase Manhattan Bank (formerly Chemical Bank), as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank (as successor to The Chase Manhattan Bank (National Association)), as documentary agent. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of FCX dated and filed November 13, 1996 (the "FCX November 13, 1996 Form 8-K").
4.16  $200 million Credit Agreement dated as of June 30, 1995 (the
      "CDF") among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, Chemical Bank, as administrative agent and FCX collateral agent, and The Chase Manhattan Bank (National Association), as documentary agent. Incorporated by reference to
      Exhibit 4.2 to the FCX 1995 Third Quarter Form 10-Q.
4.17  Amendment dated as of July 15, 1996 to the CDF among PT-
      FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, Chemical Bank, as administrative agent and FCX collateral agent, and The Chase Manhattan Bank (National Association), as documentary agent. Incorporated by reference to Exhibit 4.1 to the FCX 1996 Third Quarter Form 10-Q.
4.18  Amendment dated as of October 9, 1996 to the CDF among PT-FI,
      FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, The Chase Manhattan Bank (formerly Chemical Bank), as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank (as successor to The Chase Manhattan Bank (National Association)), as documentary agent. Incorporated by reference to
      Exhibit 10.1 to the FCX November 13, 1996 Form 8-K.
4.19  Senior Indenture dated as of November 15, 1996 from FCX to The
      Chase Manhattan Bank, as Trustee.  Incorporated by reference to
      Exhibit 4.1 to the Current Report on Form 8-K of FCX dated November 13, 1996 and filed November 15, 1996 (the "FCX November 15, 1996 Form 8-K").
4.20 First Supplemental Indenture dated as of November 18, 1996 from FCX to The Chase Manhattan Bank, as Trustee, providing for the issuance of the Senior Notes and supplementing the Senior Indenture dated November 15, 1996 from FCX to such Trustee, providing for the issuance of Debt Securities. Incorporated by reference to Exhibit
      4.20 to the FCX 1996 Form 10-K.
10.1  Put and Guaranty Agreement dated as of March 21, 1997 between
      FCX and The Chase Manhattan Bank.

10.2 Master Agreement regarding the restructuring of business relationships between the parties and certain affiliates dated as of March 7, 1997 among PT-FI, P.T. AlatieF Nusakarya Corporation, P.T. AlatieF Freeport Infrastructure Corporation and P.T. AlatieF Freeport Hotel Corporation.
10.3 Amendment No. 1 dated as of April 30, 1997 to an agreement dated as of February 26, 1997 among FCX, Bre-X Minerals Ltd., PT Askatindo Karya Mineral and PT Amsya Lyna.

  Executive Compensation Plans and Arrangements (Exhibits 10.4 through 10.6)
10.4  FCX Adjusted Stock Award Plan, as amended.
10.5  FCX 1995 Stock Option Plan, as amended.
10.6 FCX 1995 Stock Option Plan for Non-Employee Directors, as amended.

11.1  Computation of Net Income per Common and Common Equivalent
      Share
27.1  Financial Data Schedule