Form 10-Q
period 1997-06-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 1997-08-06
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended June 30, 1997

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

On June 30, 1997, there were issued and outstanding 81,853,744 shares of the registrant's Class A Common Stock, par value $0.10 per share, and 116,985,113 shares of its Class B Common Stock, par value $0.10 per share.

                FREEPORT-McMoRan COPPER & GOLD INC.
                         TABLE OF CONTENTS


                                                               Page
Part I.  Financial Information

  Financial Statements:

      Condensed Balance Sheets                                   3

      Statements of Income                                       4

      Statements of Cash Flow                                    5

      Notes to Financial Statements                              6

  Remarks                                                        7

  Report of Independent Public Accountants                       8

  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                      9

Part II.  Other Information                                      16

Signature                                                        17

Exhibit Index                                                    E-1

                FREEPORT-McMoRan COPPER & GOLD INC.

                   PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                CONDENSED BALANCE SHEETS (Unaudited)
                                           June 30,    December 31,
                                             1997          1996
                                          ----------    ----------
                                              (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents                 $   23,607    $   37,118
Accounts receivable                          238,099       236,750
Inventories                                  391,372       375,712
Prepaid expenses and other                     8,660        11,636
                                          ----------    ----------
  Total current assets                       661,738       661,216
Property, plant and equipment, net         3,289,251     3,088,644
Other assets                                 154,724       115,674
                                          ----------    ----------
Total assets                              $4,105,713    $3,865,534
                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities  $  401,024    $  358,255
Current portion of long-term debt and
 short-term borrowings                       117,934       136,617
Accrued income taxes                          57,378       103,003
                                          ----------    ----------
  Total current liabilities                  576,336       597,875
Long-term debt, less current portion       1,794,159     1,426,299
Accrued postretirement benefits and
 other liabilities                           149,400       200,646
Deferred income taxes                        392,800       359,684
Minority interests                            74,388       105,644
Mandatory redeemable preferred stock         500,007       500,007
Stockholders' equity                         618,623       675,379
                                          ----------    ----------
Total liabilities and stockholders'
 equity                                   $4,105,713    $3,865,534
                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                  STATEMENTS OF INCOME (Unaudited)
                            Three Months Ended          Six Months Ended
                                 June 30,                    June 30,
                          ------------------------   ------------------------
                             1997          1996        1997           1996
                          ----------    ----------   ----------    ----------
                                (In Thousands, Except Per Share Amounts)
Revenues                  $  566,950    $  424,348   $1,090,730    $  812,740
Cost of sales:
Production and delivery      262,918       238,886      512,404       443,728
Depreciation and
 amortization                 54,609        43,415      101,865        78,576
                          ----------    ----------   ----------    ----------
  Total cost of sales        317,527       282,301      614,269       522,304
Exploration expenses           6,234             -        8,962             -
General and
 administrative expenses      29,488        30,420       56,190        73,266
                          ----------    ----------   ----------    ----------
  Total costs and
   expenses                  353,249       312,721      679,421       595,570
                          ----------    ----------   ----------    ----------
Operating income             213,701       111,627      411,309       217,170
Interest expense, net        (40,476)      (29,545)     (73,624)      (53,075)
Other income (expense),net      (523)        2,965        1,475         3,872
                          ----------    ----------   ----------    ----------
Income before income
 taxes and minority
 interests                   172,702        85,047      339,160       167,967
Provision for income taxes   (78,284)      (36,733)    (156,890)      (75,354)
Minority interests in
 net income of consolidated
 subsidiaries                (15,361)       (5,643)     (31,392)      (13,806)
                          ----------    ----------   ----------    ----------
Net income                    79,057        42,671      150,878        78,807
Preferred dividends           (9,205)      (13,626)     (18,575)      (27,312)
                          ----------    ----------   ----------    ----------
Net income applicable
 to common stock          $   69,852    $   29,045   $  132,303    $   51,495
                          ==========    ==========   ==========    ==========

Net income per primary
 and fully diluted share of
 common stock                   $.35          $.15         $.66          $.26
                          ==========    ==========   ==========    ==========

Average common
 shares outstanding          200,875       197,169      201,945       197,768
                          ==========    ==========   ==========    ==========

Dividends paid per
 common share                  $.225         $.225         $.45          $.45
                          ==========    ==========   ==========    ==========

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                STATEMENTS OF CASH FLOW (Unaudited)
                                          Six Months Ended June 30,
                                          --------------------------
                                             1997            1996
                                          ----------      ----------
                                                (In Thousands)
Cash flow from operating activities:
Net income                                $  150,878      $   78,807
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization              101,865          78,576
  Deferred income taxes                       49,968          14,810
  Deferral of unearned income                 30,102               -
  Recognition of unearned income             (70,229)              -
  Minority interests' share of net income     31,392          13,806
  Other                                      (17,131)        (10,057)
  (Increase) decrease in working capital:
    Accounts receivable                      (29,023)         68,515
    Inventories                              (23,799)        (12,052)
    Prepaid expenses and other                 1,091           5,481
    Accounts payable and accrued
     liabilities                              25,118          21,148
    Accrued income taxes                     (45,625)        (50,918)
                                          ----------      ----------
  (Increase) decrease in working capital     (72,238)         32,174
                                          ----------      ----------
Net cash provided by operating activities    204,607         208,116
                                          ----------      ----------
Cash flow from investing activities:
Capital expenditures:
  PT-FI                                     (249,462)       (140,296)
  Atlantic Copper                             (3,111)        (51,893)
  Investment in Gresik smelter               (16,859)        (17,131)
Other                                           (344)              -
                                          ----------      ----------
Net cash used in investing activities       (269,776)       (209,320)
                                          ----------      ----------
Cash flow from financing activities:
Proceeds from debt                           507,711         400,370
Repayment of debt                           (250,208)        (92,580)
Net proceeds from infrastructure financing    27,344               -
Purchase of FCX common shares               (102,319)       (156,899)
Cash dividends paid:
  Common stock                               (90,321)        (88,366)
  Preferred stock                            (20,650)        (25,569)
  Minority interests                         (16,918)        (20,028)
Other                                         (2,981)          2,428
                                          ----------      ----------
Net cash provided by financing activities     51,658          19,356
                                          ----------      ----------
Net increase (decrease) in cash and
 cash equivalents                            (13,511)         18,152
Cash and cash equivalents at beginning
 of year                                      37,118          26,883
                                          ----------      ----------
Cash and cash equivalents at end
 of period                                $   23,607      $   45,035
                                          ==========      ==========

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                   NOTES TO FINANCIAL STATEMENTS

1.   BUSANG PROPERTIES
In February 1997, Freeport-McMoRan Copper & Gold Inc. (FCX) entered into an agreement with BRE-X Minerals Ltd. (BRE-X) to participate as a 15 percent owner and the operator of the Busang gold mining prospect in East Kalimantan, Indonesia, subject to the confirmation of the existence of a commercially viable resource. Based on information obtained by FCX during its due diligence review, a commercially viable resource was not identified and in May 1997, FCX withdrew from the Busang project. The approximate $2 million cost of the due diligence activities was charged to expense as incurred. FCX has no future financial obligations or commitments with respect to Busang or BRE-X.

2.   NEW ACCOUNTING STANDARDS
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share," which simplifies the computation of earnings per share (EPS). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior period EPS data presented. Adoption of SFAS 128 will not have a material impact on FCX's previously reported earnings per share.

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 130 establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS 130 and 131 are effective for 1998. Adoption of these standards is not expected to have an effect on FCX's financial position or results of operations.

3.   FINANCIAL CONTRACTS
FCX has entered into financial contracts to manage certain risks resulting from fluctuations in commodity prices (primarily copper and gold), foreign exchange rates and interest rates by creating offsetting exposures. Costs or premiums and gains or losses on the contracts, including closed contracts, are recognized with the hedged transaction. Also, gains or losses are recognized if the hedged transaction is no longer expected to occur or if deferral criteria are not met. FCX monitors its credit risk on an ongoing basis and considers this risk to be minimal because its contracts are with a diversified group of financially strong counterparties.

     At June 30, 1997, FCX had redeemable preferred stock indexed to commodities, unrecognized deferred gains on closed forward gold sales contracts, open copper forward sales contracts, deferred premiums on copper call option contracts, deferred costs on foreign exchange option contracts, open foreign exchange forward contracts and interest rate swap contracts. Redeemable preferred stock indexed to commodities is treated as a hedge of future production and is carried at its original issue value. As principal payments occur, differences between the carrying value and the payment will be recorded as an adjustment to revenues.

     Deferred gains on closed forward gold sales contracts are recorded as unearned income. These closed contracts hedge future firm commitments for gold sales and will be recognized as revenues with the hedged gold sales. Open copper forward sales contracts hedge previously recorded copper sales, and fluctuations in their value are recognized currently in revenues when the underlying exposure is recognized. Premiums received on the sale of copper call option contracts are recorded as unearned income until the maturity of the option contracts when the premium received is recorded as income. FCX hedges its anticipated Spanish peseta cash flows with foreign exchange option contracts and foreign exchange forward contracts. Gains and losses, including costs, on option contracts that qualify as hedges are recognized in income when the underlying hedged transaction is recognized or when a previously anticipated transaction is no longer expected to occur. Changes in market value of forward exchange contracts which protect anticipated transactions are recognized in the period incurred. FCX has interest rate swap contracts to limit the effect of increases in the interest rates on floating rate debt. The costs associated with these contracts are amortized to interest expense over the terms of the agreements.

4.   INTEREST COST
Interest expense excludes capitalized interest of $5.1 million in the second quarter of 1997, $5.9 million in the second quarter of 1996, $6.8 million in the first six months of 1997 and $15.3 million in the first six months of 1996.

5.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first six months of 1997 and 1996 was 5.1 to 1 and 3.2 to 1, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

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

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Board of Directors and Stockholders of
Freeport-McMoRan Copper & Gold Inc.:

     We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware corporation) as of June 30, 1997, the related statements of income for the three and six-month periods ended June 30, 1997 and 1996, and the statements of cash flow for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



New Orleans, Louisiana
July 22, 1997

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

     Summary comparative results for the second-quarter and six-month periods follow (in millions, except per share amounts):

                            Second Quarter           Six Months
                          -------------------   ---------------------
                            1997       1996        1997        1996
                          --------   --------   ----------   --------
Revenues                  $  567.0   $  424.3   $  1,090.7   $  812.7
Operating income             213.7      111.6        411.3      217.2a
Net income applicable
 to common stock              69.9       29.0        132.3       51.5a
Net income per common share    .35        .15          .66        .26a
Operating income (loss) by subsidiary:
  PT-FI                   $  214.1   $  114.1   $    399.9   $  218.1
  Atlantic                     5.8        4.5          9.5        0.3
  Eastern Mining              (2.8)         -         (5.5)         -
  Intercompany eliminations
   and other b                (3.4)      (7.0)         7.4       (1.2)
                          --------   --------   ----------   --------
                          $  213.7   $  111.6   $    411.3   $  217.2
                          ========   ========   ==========   ========

a. Includes charges totaling $17.4 million ($8.0 million to net income or $0.04 per share) consisting of $12.7 million for stock appreciation rights costs caused by the increase in FCX's common stock price during the period, $3.0 million for costs related to a civil disturbance during the period and $1.7 million ($1.2 million to production cost and $0.5 million to general and administrative expenses) for an early retirement program.

b. Profit on PT-FI sales to Atlantic is not reflected in FCX's consolidated results until completion of the smelting and refining process. The eliminations totaled $1.6 million in the second quarter of 1997, $(3.1) million in the second quarter of 1996, $16.7 million in the first six months of 1997 and $6.2 million in the first six months of 1996. Concentrate sales to Atlantic may cause fluctuations in FCX's consolidated quarterly earnings depending on the timing of the shipments and prices.

     FCX's revenues are derived primarily from PT-FI's sale of copper concentrates, which also contain significant amounts of gold, and the sale of copper cathodes and wire rod by Atlantic. FCX's revenues and net income can vary significantly with fluctuations in the market prices of copper and gold. At various times, in response to market conditions, FCX has entered into or liquidated copper and gold price protection contracts for some portion of its expected future mine production to mitigate the risk of adverse price fluctuations (see "PT-FI Outlook and Price Protection Program"). Excluding the effects of price protection contracts and based on projected 1997 annual sales, a $0.01 per pound change in the average price realized on copper sales would have an approximate $10 million impact on revenues and an approximate $5 million impact on net income. A $10 per ounce change in the average price realized on annual gold sales would have an approximate $17 million impact on revenues and an approximate $8 million impact on net income.

     Higher second-quarter and six-month 1997 revenues primarily reflect higher PT-FI copper sales volumes and prices compared with the 1996 periods. Also included in 1997 revenues are the benefits of re-pricing prior period "open" concentrate sales, the sale of copper put option contracts and the impact of forward copper and gold sales contracts, which collectively provided $63.9 million to second-quarter revenues ($31.1 million to net income or $0.15 per share) and $119.0 million to six-month revenues ($58.0 million to net income or $0.29 per share). Cost of sales for 1997 increased because of the higher sales volumes and an increase in the PT-FI depreciation rate. FCX reported exploration expense in the 1997 periods primarily for exploration costs incurred in the Eastern
Mining and PT-FI Block B areas not reimbursed by Rio Tinto plc
(formerly The RTZ-CRA Group). As discussed below, Rio Tinto funded all of FCX's 1996 exploration costs. General and administrative expenses in the 1997 six-month period were lower primarily because of charges in 1996 for stock appreciation rights. Net interest expense reflects higher average debt levels and lower capitalized interest amounts in 1997. The increases in the provision for income taxes and minority interests in 1997 primarily reflect higher net income at PT-FI. Preferred dividends in the 1997 periods were lower when compared to the 1996 periods because in December 1996 the depositary shares representing Convertible Exchangeable Preferred
Stock were all converted to FCX common stock or redeemed for cash.

RESULTS OF OPERATIONS
PT-FI Revenues. A reconciliation of PT-FI revenues between the periods follows (in millions):

                                            Second         Six
                                           Quarter        Months
                                          ----------    ----------
Revenues -1996                            $    312.1    $    615.2
Increases (decreases):
    Price realizations:
      Copper                                    75.7         124.1
      Gold                                      (2.3)         (3.0)
    Sales volumes:
      Copper                                    33.4          64.7
      Gold                                      (1.6)         26.5
Adjustments to prior period open sales           1.8          59.6
Treatment charges, royalties and other         (16.9)        (35.8)
                                          ----------    ----------
Revenues -1997                            $    452.2    $    851.3
                                          ==========    ==========

     PT-FI's second-quarter and six-month 1997 revenues benefited from higher copper sales volumes and prices than the 1996 periods. PT-FI's 1997 revenues included net upward adjustments on open prior period concentrate sales of $28.4 million in the second quarter and $55.5 million in the six-month period primarily because of rising copper prices. Second-quarter and six-month 1996 PT-FI revenues included net downward adjustments on prior period open concentrate sales of $23.4 million and $4.1 million, respectively, primarily because of falling copper prices. Treatment charges increased because of higher sales volumes and higher negotiated rates because of tighter market conditions at the end of 1996. Treatment rates for a significant portion of PT-FI's 1997 projected sales were negotiated in the fourth quarter of 1996. Additionally, royalties and a portion of treatment charges vary with the price of copper.

PT-FI Outlook and Price Protection Program. PT-FI has commitments from various parties, including Atlantic, to purchase virtually all of its expected 1997 production at market prices. Sales for 1997 are estimated to total at least 1.1 billion pounds of copper and
1.65 million ounces of gold. Strong 1997 copper and gold sales reflect the expectation of producing greater than mine-life grades during the year. Third and fourth-quarter 1997 copper sales are projected to approximate second quarter levels. Gold sales for 1997 may be higher than projected because of potentially higher gold grades in the second half of the year.

     The significant decline in gold prices in early 1997 increased the value of PT-FI's forward gold sales contracts covering 876,000 ounces of gold at an average price of $376.08 per ounce from February 1997 through August 1997. In February 1997, PT-FI closed these contracts and realized $30.1 million cash. As a result, PT-FI will report gold revenues through August 1997 at a higher price than realized under its contract terms with customers, but PT-FI no longer has any forward gold sales position unless PT-FI resumes its forward sales program. PT-FI recognized $17.5 million of gold revenues from forward sales contracts during the second quarter of 1997 and $31.6 million during the first six months of 1997. PT-FI will also recognize $6.0 million in the third quarter of 1997 from closed forward sales contracts. PT-FI has suspended its program of selling gold forward on a six-month basis but may reinstate the program in the future. Consequently, future gold sales will be priced at current market prices as long as the forward sales program is suspended. The closing London Bullion Market Association spot gold price was $326.20 per ounce on July 21, 1997.

     The significant decline in copper prices during 1996 increased the value of put option contracts that PT-FI purchased under its price protection program to provide a floor price of $0.90 per pound for essentially all copper sales through the second quarter of 1997 at an average cost of approximately $0.02 per pound. During the third quarter of 1996, PT-FI sold all of its put option contracts covering approximately 1.2 billion pounds of copper for $97.2 million cash.
As a result, PT-FI reported copper revenues through June 30, 1997 at a higher price than realized under its copper concentrate sales contracts, but PT-FI no longer has any price protection on its future copper sales. As conditions warrant, PT-FI may enter into new contracts to provide a floor price for its future copper sales through put option contracts, when attainable at an acceptable cost.
PT-FI recognized $23.0 million of additional copper revenues in the first quarter of 1997 and $23.1 million in the second quarter of 1997 from the sale of its put option contracts. The original acquisition cost of the contracts totaled $5.2 million for the first quarter and $5.3 million for the second quarter. PT-FI has now recognized the full $97.2 million from the 1996 sale of its copper put option contracts.

     PT-FI's concentrate sales agreements, with regard to copper, provide for provisional billings at the time of shipment with final settlement generally based on the average London Metal Exchange
(LME) price for a specified future month. Copper revenues on provisionally priced open pounds are adjusted monthly based on then current prices. In June 1997, PT-FI entered into forward sales contracts to fix prices on 56.5 million open pounds of copper sales at an average of $1.22 per pound. PT-FI recorded $5.3 million of
additional revenues in June 1997 from these forward sales.   At June
30, 1997, FCX had consolidated copper sales totaling 304.0 million pounds recorded at an average price of $1.06 per pound remaining to be finally priced and not hedged with forward contracts.
Approximately 60 percent of these open pounds (average price of $1.08 per pound) are expected to be finally priced during the third quarter of 1997 with most of the remaining pounds (average price of $1.03 per pound) to be priced during the fourth quarter of 1997. A one cent movement in the average price used for these open pounds will have an approximate $1.3 million impact on FCX's 1997 net income.

PT-FI Operating Results.

                               Second Quarter               Six Months
                            --------------------       ---------------------
                              1997         1996          1997          1996
                            -------      -------       -------       -------
Ore milled (metric tons
 per day, MTPD)             130,800      128,000       127,400       126,900
Copper grade (%)               1.35         1.34          1.30          1.28
Gold grade (grams per
 metric ton)                   1.31         1.54          1.32          1.41
Recovery rate (%)
    Copper                     85.9         85.7          85.2          83.6
    Gold                       79.2         78.2          77.8          74.9
Copper
  Production (000s of
   recoverable pounds)      292,800      284,600       545,300       527,500
  Sales (000s of recoverable
   pounds)                  305,900      269,200       562,000       494,200
  Average realized price a    $1.16         $.91         $1.17          $.95
Gold
  Production (recoverable
   ounces)                  386,900      434,000       737,500       754,100
  Sales (recoverable ounces)431,700      436,000       805,200       737,100
  Average realized price b  $382.16      $387.38       $384.86       $388.62

Gross profit per pound of copper (cents):
Average realized price        115.8         91.0         117.5          95.4
                              -----        -----         -----         -----
Production costs:
  Site production and
    delivery                   53.8         51.0          56.3          54.5c
  Gold and silver credits     (54.0)       (62.5)        (55.0)        (58.2)
  Treatment charges            25.8         21.9          25.7          22.5
  Royalty on metals             3.4          3.7           3.3           3.8
                              -----        -----         -----         -----
    Cash production costs      29.0         14.1          30.3          22.6
  Depreciation and
   amortization                15.0         13.0          15.0          13.0
                              -----        -----         -----         -----
    Total production costs     44.0         27.1          45.3          35.6
                              -----        -----         -----         -----
Revenue adjustments d           7.2        (11.9)          8.0          (2.8)
                              -----        -----         -----         -----
Gross profit per pound of
 copper                        79.0         52.0          80.2          57.0
                              =====        =====         =====         =====

a.   Amounts were $1.06 for the 1997 quarter, $0.90 for the 1996 quarter, $1.08 for the 1997 six-month period and $0.95 for the 1996 six-month period before adjustments from copper put option and forward sales contracts.

b. Amounts were $340.70 for the 1997 quarter, $388.89 for the 1996 quarter, $344.86 for the 1997 six-month period and $390.77 for the 1996 six-month period before adjustments from forward gold sales contracts.

c. Includes $4.2 million (0.9 cents per pound) for costs related to a first-quarter civil disturbance and an early retirement program.

d. Reflects adjustments to PT-FI revenues for prior period concentrate sales and amortization of the price protection program cost.

     Higher unit site production costs in 1997 primarily relate to operating the first phase of an enhanced infrastructure program
(EIP) discussed below. Lower gold grades and prices in the 1997 periods resulted in lower gold credits compared with 1996. As discussed, unit treatment charge rates were higher in the 1997 periods because of higher negotiated rates and higher copper prices. PT-FI's copper royalty rate varies from 1.5 percent, at a copper price of $0.90 or less, to 3.5 percent, at a copper price over $1.10, on copper net revenue. The gold and silver royalty rate is
1.0 percent.

     PT-FI's depreciation rate of 15.0 cents per pound for 1997 reflects an increase over the 1996 rate because of the first phase of the EIP and other 1997 capital additions. The EIP is designed to provide the infrastructure needed for PT-FI's growing operations and for expected future growth, to enhance the living conditions of PT-FI's employees, and to develop and promote the growth of local and third party activities and enterprises in Irian Jaya. The first phase of the EIP was completed in 1996; therefore, the 1996 rate of 13.0 cents per pound did not include the EIP for a full year.

Exploration Activities. Exploration activities within Block A continue to yield positive results and will favorably impact future mine planning and expansion decisions. The Amole adit has now advanced approximately halfway across the Grasberg intrusive. Continuous sampling of the adit, beginning at the south Grasberg intrusive contact and extending 250 meters toward the center of the Grasberg complex, has averaged 2.98 percent copper equivalent including local intervals of 2.0-2.5 percent copper and 2.0-10.0 grams of gold per ton. Underground drilling from the Amole adit as well as from the Kucing Liar/Lembah Tembaga adits continue to delineate Kucing Liar mineralization which is currently projected to be a 200-250 million metric ton geologic resource of 2.0 percent copper equivalent, as previously reported, on the southern quadrant of the Grasberg intrusive. Additionally, surface drilling on the northern flank of the Grasberg intrusive has commenced to test for Kucing Liar-type mineralization between the 2,500-2,900 meter elevation. FCX believes that both Kucing Liar and heavy sulfide "skarn-type" mineralization could surround the Grasberg intrusive at these depths.

     Drilling to test the deep Grasberg continues from within the advancing Amole adit. A nearly vertical drill hole, the GR43-1, has been drilled from the Amole adit at an elevation of 2,960 meters to test for Grasberg mineralization below the current block cave reserve which bottoms at an elevation of 2,820 meters. Assay results from the top 160 meters (between the 2,960-2,800 meter elevations) averaged 1.92 percent copper equivalent with similar looking material extending to the present hole depth of 550 meters at an elevation of 2,410 meters. The hole is continuing deeper and additional assays are pending.

     At FCX's Wabu porphyry prospect in Block B, geophysical surveying and surface mapping and sampling have identified a potential copper/gold target, which may represent the source of the mineralizing solutions responsible for the 3-4 million once gold resource previously announced at the Wabu Ridge prospect. Drilling activities at Wabu Ridge have continued to yield promising results and the near surface gold resource is expanding. Drilling is continuing at Wabu Ridge and to test the porphyry mineralization. Exploration activities also continue in the Eastern Mining Blocks I, II, and III areas. Three rigs are actively exploring in Block I to follow up on geophysical and geochemical anomalies previously identified. Surface mineralization has been discovered in the Block II area and exploration drilling activities are under way. Several anomalies have also been identified within Block III where follow-up exploration is planned for the second half of the year.

Atlantic Results.

                                    Second Quarter         Six Months
                                   -----------------   -----------------
                                    1997      1996      1997      1996
                                   -------   -------   -------   -------
Revenues (in millions)              $211.7    $207.3    $433.8    $369.0
Concentrate treated (metric tons)  209,100   200,800   441,500   365,500
Anode production (000s of pounds)  146,400   135,800   302,100   244,600
Cathode and wire rod sales
 (000s of pounds)                  121,300   117,500   242,900   218,700

     Atlantic reported higher revenues and cost of sales in the 1997 periods because of increases in production from its newly expanded facilities. Atlantic reached its full production capacity of 270,000 metric tons of metal per year in June 1996. Atlantic also is benefiting from higher treatment and refining rates in 1997 ($0.26 per pound in second-quarter 1997 compared with $0.25 per pound in second-quarter 1996). Cathode cash production costs ($0.14 per pound) were the same for both quarters. Higher treatment charges, which negatively affect PT-FI, benefit Atlantic. The effect of an equivalent change in treatment charges on PT-FI and Atlantic now largely offset in FCX's consolidated financial results, after taking into account income taxes and minority interests. In May 1997, Atlantic entered into contracts to hedge a portion of its treatment charges for June 1997 through September 1997 because of the increases in copper prices. Atlantic collected $2.5 million, recognizing $0.6 million in second-quarter 1997 operating income and will recognize $1.9 million in the third quarter of 1997.

     A portion of Atlantic's operating costs and certain Atlantic assets and liabilities are denominated in Spanish pesetas. On an annual basis, a one peseta change in the U.S. dollar and Spanish peseta exchange rate results in an approximate $1.5 million change in FCX's annual net income before any hedging effects. FCX's other income included currency translation gains totaling $2.5 million in the second quarter of 1997, $4.3 million in the second quarter of 1996, $12.1 million in the 1997 six-month period and $7.6 million in the 1996 six-month period.

     Atlantic has a currency hedging program to reduce its exposure to changes in the U.S. dollar and Spanish peseta exchange rate that involves foreign exchange option and forward contracts. These contracts currently hedge approximately 80 percent of Atlantic's projected net peseta cash outflows through July 1998. In addition to the currency translation gains noted above, Atlantic recorded losses to other income related to its foreign currency contracts totaling $1.3 million in the second quarter of 1997 and $5.8 million in the 1997 six-month period.

Other Financial Results.   The FCX/Rio Tinto joint ventures incurred
$11.8 million of exploration costs in the 1997 second quarter compared with $6.9 million in the 1996 quarter as they continued to aggressively explore the Contract of Work (COW) areas. FCX reported $6.2 million of exploration expense in the second quarter of 1997 primarily for exploration costs incurred in the Eastern Mining and PT-FI Block B areas. Costs in these areas are now being shared 60 percent by FCX and 40 percent by Rio Tinto. All 1996 exploration costs were reimbursed by Rio Tinto. Approximately $17 million for PT-FI's Block A remains to be applied to the Rio Tinto $100 million exploration funding received in 1996. FCX expects to report exploration expenses totaling approximately $20 million for 1997.

     FCX's total interest cost (before capitalization) rose to $80.4 million for the 1997 period from $68.4 million in the 1996 period because of an increase in debt levels associated with the expansions and the FCX share purchase program. FCX capitalized $6.8 million of interest costs in the first six months of 1997 primarily for the "fourth concentrator mill expansion" project. Because of the EIP project at PT-FI and the expansion at Atlantic, $15.3 million of interest was capitalized during the first six months of 1996. Interest expense is expected to be higher throughout 1997 because of the infrastructure transactions with P.T. ALatieF Nusakarya Corporation (ALatieF) discussed below, higher debt levels and reduced capitalized interest.

     FCX's effective tax rate was 46 percent for the first six months of 1997 and 45 percent for the 1996 period. PT-FI's COW provides a 35 percent income tax rate and a 10 percent withholding on dividends paid to FCX by PT-FI and on interest for debt incurred after the signing of the COW. The withholding rate declined from 15 percent to 10 percent beginning February 1997 because of an amendment to the United States/Indonesia tax treaty. Included in the 1997 provision for income taxes is $7.6 million representing additional amounts payable pursuant to an Indonesian Presidential Decree. No income tax benefit is recorded for the losses at Atlantic, which is subject to taxation in Spain, because it has not generated taxable income in recent years.

CAPITAL RESOURCES AND LIQUIDITY
FCX's primary sources of cash are operating cash flows and borrowings, while its primary cash outflows include capital expenditures, dividends and purchases of its common stock. Net cash provided by operating activities was $204.6 million for the first six months of 1997, compared with $208.1 million for the 1996 period. Cash flow used in investing activities in the 1997 period primarily reflects PT-FI capital expenditures associated with the "fourth concentrator mill expansion," which are being funded with nonrecourse borrowings from Rio Tinto. Cash flow provided by financing activities totaled $51.7 million in 1997 compared with $19.4 million in 1996.

Operating Activities. Higher net income in 1997 was offset by an increase in working capital, excluding cash and cash equivalents. The increase in depreciation and amortization primarily reflects the higher rate at PT-FI and higher sales volumes. PT-FI collected $30.1 million from closed gold forward sales contracts in 1997 and recognized $70.2 million of gains on the closed gold forward sales contracts and copper put options contracts sold in 1996. Working capital, excluding cash and cash equivalents, increased in 1997 as a decrease in accrued income taxes reflecting the March 1997 payment on PT-FI's 1996 income tax liability and increases in accounts receivable and inventories were only partially offset by an increase in accounts payable.

Investing Activities. FCX's 1997 capital expenditures have increased compared to the 1996 period primarily because of PT-FI's "fourth concentrator mill expansion." Atlantic completed its expansion to 270,000 metric tons per year in 1996.

     PT-FI's capital expenditures for the remainder of 1997 are expected to approximate $100 million (excluding the "fourth concentrator mill expansion" discussed below), representing mine and mill sustaining capital and long-term enhancement projects. Funding is expected to be provided by operating cash flow, PT-FI's bank credit facilities ($861.0 million commitment available at July
21, 1997) and other financing sources. FCX and Rio Tinto are continuing construction on the "fourth concentrator mill expansion" of PT-FI's facilities. The optimum rate following this expansion is expected to be at least 190,000-200,000 MTPD, subject to certain approvals. Completion is anticipated no later than mid-1998. Costs for the expansion are expected to approximate $960 million, including both working capital and $300 million for a coal-fired power plant and related facilities. The new power plant facilities are expected to be sold in late 1997 to the joint venture that owns the assets which currently provide electricity to PT-FI.

     Pursuant to the Rio Tinto joint venture, Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold, and silver through 2021 from expansion of PT-FI's existing mining and milling capacity financed by Rio Tinto. To finance the expansion, Rio Tinto will provide up to $750 million for defined costs, of which 40 percent will be funded directly and 60 percent will be loaned to PT-FI on a nonrecourse basis. Expansion costs above $750 million will be funded 60 percent by PT-FI and 40 percent by Rio Tinto except for approximately $80 million for costs to be funded by PT-FI to enhance the profitability of PT-FI's existing operations. Incremental cash flow attributable to such expansion projects will be shared on the basis of 60 percent to PT-FI and 40 percent Rio Tinto. PT-FI has assigned its interest in such incremental cash flow to Rio Tinto until Rio Tinto has received an amount of funds from such assigned interest equal to the funds loaned to PT-FI plus interest based on Rio Tinto's cost of borrowing. The incremental production from the expansion, as well as production from PT-FI's existing operations will share proportionately in operating and administrative costs. PT-FI will continue to receive 100 percent of the cash flow from specified annual amounts of copper, gold and silver through 2021 calculated by reference to its proved and probable reserves as of December 31, 1994.

     Atlantic received $7.5 million from the Spanish government in May 1997, which represented the final installment of $52.8 million in total grants related to Atlantic's expansion of its production capacity to 270,000 metric tons of metal per year. Atlantic completed a $13.0 million "debottlenecking" project in June 1997 that has increased annual production capacity by 20,000 metric tons and improved its profitability. Atlantic is now fine-tuning its operations and working to increase its refining capacity to enhance profits further.

     Construction began in 1996 on PT-FI's 25 percent owned, 200,000 metric tons of metal per year copper smelter/refinery complex in Gresik, Indonesia. The estimated aggregate project cost, before working capital requirements, is approximately $625 million. This project is being financed by a $300 million nonrecourse term loan and a $110 million working capital facility from a group of commercial banks. The remaining funding is being provided pro rata by PT-FI (25 percent) and the other owners (75 percent). Upon completion of the Gresik smelter in mid-1998 and the PT-FI "fourth concentrator mill expansion," FCX anticipates that at least 50 percent of PT-FI's annual concentrate production will be sold to Atlantic and the Gresik smelter at market prices.

Financing Activities. Net proceeds from debt totaled $257.5 million in the first six months of 1997, including $265.3 million of nonrecourse borrowings from Rio Tinto, while the 1996 period included $307.8 million of net proceeds from debt. In March 1997, PT-FI completed the final $75 million sale of infrastructure assets to joint ventures owned one-third by PT-FI and two-thirds by ALatieF, an Indonesian investor. The sales to the ALatieF joint ventures totaled $270.0 million during the period from December 1993 to March 1997. PT-FI subsequently sold its one-third interest in the joint ventures to ALatieF and is leasing the infrastructure assets under capital lease arrangements. PT-FI continues to guarantee an approximately $50 million bank loan associated with the purchases. PT-FI no longer consolidates the joint ventures. Because of PT-FI's sale of its interest in the joint ventures and the resulting change in accounting for these transactions as capital leases rather than consolidation, PT-FI's interest expense is higher and minority interest charges are lower.

     During the first six months of 1997, FCX acquired 3.5 million of its shares for $102.7 million (an average of $29.27 per share) under its open market share purchase program of up to 20 million shares. From July 1 through July 21, 1997, FCX purchased 2.8 million shares for $74.0 million (an average of $26.91 per share). From inception of this program through July 21, 1997, FCX has purchased a total of 18.2 million shares for $505.7 million (an average of $27.85 per share). The timing of purchases is dependent upon many factors, including the price of common shares, the Company's business and financial position, and general economic and market conditions.

OTHER MATTERS
In March 1997, PT Nusamba Mineral Industri (Nusamba), a subsidiary of PT Nusantara Ampera Bakti, acquired from a third party approximately 51 percent of the capital stock of P.T. Indocopper Investama Corporation (PT-II). FCX owns 49 percent of the capital stock of PT-II and PT-II owns 9.4 percent of the outstanding PT-FI stock. Nusamba financed $254.0 million of the $315.0 million purchase price with a commercial loan. FCX has agreed that if Nusamba defaults on the loan, FCX will purchase the PT-II stock or the lenders' interest in the commercial loan for the amount then due by Nusamba under the loan. FCX also agreed to lend to Nusamba any shortfalls between the interest payments due on the commercial loan and the dividends received by Nusamba from PT-II. At June 30, 1997, $3.1 million was due from Nusamba because of interest payment shortfalls.

CAUTIONARY STATEMENT
Management's discussion and analysis of financial condition and results of operations contains forward-looking statements regarding copper and gold sales volumes, exploration activities, capital expenditures, expansion costs, Gresik smelter costs and the availability of financing. Important factors that might cause future results to differ from these projections include unanticipated declines in the average grades of ore mined, unanticipated milling and other processing problems, the speculative nature of mineral exploration, fluctuations in interest rates and other adverse financial market conditions, and other factors described in more detail in FCX's Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

                        --------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a) The exhibits to this report are listed in the Exhibit Index beginning on Page E-1 hereof.

          (b) During the quarter for which this report is filed, the registrant filed three Current Reports on Form 8-K, dated April 9, 1997, May 5, 1997 and May 12, 1997 reporting information under
Item 5. No financial statements were filed in connection with such reports.

                             SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              FREEPORT-McMoRan COPPER & GOLD INC.



                              By:  /s/ Michael A. Weaver
                                  -----------------------
                                       Michael A. Weaver
                                   Controller-Financial Reporting
                                   (authorized signatory and
                                   Principal Accounting Officer)



Date:  August 6, 1997

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

4.11 Deposit Agreement dated as of July 25, 1994 among FCX, Chase Mellon Shareholder Services, L.L.C., as Depositary, and holders of depositary receipts ("Silver-Denominated
     Depositary Receipts") evidencing certain Depositary Shares, each of which, in turn, initially represents 0.025 shares of Silver-Denominated Preferred Stock. Incorporated by reference to Exhibit 4.2 to the July 15, 1994 Form 8-A.
4.12 Form of Silver-Denominated Depositary Receipt. Incorporated by reference to Exhibit 4.1 to the July 15, 1994, Form 8-A.
4.13 $550 million Composite Restated Credit Agreement dated as of July 17, 1995 (the "PT-FI Credit Agreement") among PT-FI,
     FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, Chemical Bank, as administrative agent and FCX collateral agent, and The Chase Manhattan Bank (National Association), as documentary agent. Incorporated by reference to Exhibit 4.16 to the Annual Report of FCX on Form 10-K for the year ended December 31, 1995 (the "FCX 1995 Form 10-K").
4.14 Amendment dated as of July 15, 1996 to the PT-FI Credit Agreement among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, Chemical Bank, as administrative agent and FCX collateral agent, and The Chase Manhattan Bank (National Association), as documentary agent. Incorporated by reference to Exhibit 4.2 to the Quarterly Report of FCX on Form 10-Q for the quarter ended September 30, 1996 (the "FCX 1996 Third Quarter Form 10-Q").
4.15 Amendment dated as of October 9, 1996 to the PT-FI Credit Agreement among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, The Chase Manhattan Bank (formerly Chemical Bank), as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank (as successor to The Chase Manhattan Bank (National Association)), as documentary agent. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of FCX dated and filed November 13, 1996 (the "FCX November 13, 1996 Form 8-K").
4.16 $200 million Credit Agreement dated as of June 30, 1995 (the "CDF") among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, Chemical Bank, as administrative agent and FCX collateral agent, and The Chase Manhattan Bank (National Association), as documentary agent. Incorporated by reference to Exhibit 4.2 to the FCX 1995
     Third Quarter Form 10-Q.
4.17 Amendment dated as of July 15, 1996 to the CDF among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, Chemical Bank, as administrative agent and FCX collateral agent, and The Chase Manhattan Bank (National Association), as documentary agent. Incorporated by reference to Exhibit 4.1 to the FCX 1996 Third Quarter Form 10-Q.
4.18 Amendment dated as of October 9, 1996 to the CDF among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, The Chase Manhattan Bank (formerly Chemical
     Bank), as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank (as successor to The Chase Manhattan Bank (National Association)), as documentary agent. Incorporated by reference to Exhibit 10.1 to the FCX November 13, 1996 Form 8-K.
4.19 Senior Indenture dated as of November 15, 1996 from FCX to
     The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated November 13, 1996 and filed November 15, 1996 (the "FCX November 15, 1996 Form 8-K").
4.20 First Supplemental Indenture dated as of November 18, 1996 from FCX to The Chase Manhattan Bank, as Trustee, providing for the issuance of the Senior Notes and supplementing the Senior Indenture dated November 15, 1996 from FCX to such Trustee, providing for the issuance of Debt Securities. Incorporated by reference to Exhibit 4.20 to the FCX 1996
     Form 10-K.
10.1 Freeport-McMoRan Copper & Gold Inc. 1995 Stock Option Plan, as amended.
11.1 Computation of Net Income per Common and Common Equivalent
     Share
15.1 Letter on unaudited interim financial information
27.1 Financial Data Schedule