Form 10-Q
period 1997-09-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 1997-11-13
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended September 30, 1997

                   Commission File Number: 1-9916

                Freeport-McMoRan Copper & Gold Inc.

          Incorporated in Delaware              74-2480931
                                     (IRS Employer Identification No.)

         1615 Poydras Street, New Orleans, Louisiana  70112

 Registrant's telephone number, including area code: (504) 582-4000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

On September 30, 1997, there were issued and outstanding 78,124,644 shares of the registrant's Class A Common Stock, par value $0.10 per share, and 115,278,093 shares of its Class B Common Stock, par value $0.10 per share.

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

Exhibit Index                                                    E-1

                FREEPORT-McMoRan COPPER & GOLD INC.

                   PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                CONDENSED BALANCE SHEETS (Unaudited)
                                        September 30,  December 31,
                                             1997          1996
                                          ----------    ----------
                                               (In Thousands)
ASSETS
Current assets:
Cash and short-term investments           $   11,765    $   37,118
Accounts receivable                          204,843       236,750
Inventories                                  342,473       375,712
Prepaid expenses and other                    12,482        11,636
                                          ----------    ----------
  Total current assets                       571,563       661,216
  Property, plant and equipment, net       3,397,170     3,088,644
Other assets                                 171,013       115,674
                                          ----------    ----------
Total assets                              $4,139,746    $3,865,534
                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities  $  395,079    $  358,255
Current portion of long-term debt and
 short-term borrowings                       116,108       136,617
Accrued income taxes                          60,924       103,003
                                          ----------    ----------
  Total current liabilities                  572,111       597,875
Long-term debt, less current portion       1,998,334     1,426,299
Accrued postretirement benefits and
 other liabilities                           139,128       200,646
Deferred income taxes                        392,972       359,684
Minority interests                            74,258       105,644
Mandatory redeemable preferred stock         500,007       500,007
Stockholders' equity                         462,936       675,379
                                          ----------    ----------
Total liabilities and stockholders'
 equity                                   $4,139,746    $3,865,534
                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                  STATEMENTS OF INCOME (Unaudited)
                            Three Months Ended            Nine Months Ended
                               September 30,                September 30,
                          ------------------------    ------------------------
                             1997          1996          1997          1996
                          ----------    ----------    ----------    ----------
                                 (In Thousands, Except Per Share Amounts)
Revenues                  $  489,522    $  474,664    $1,580,252    $1,287,404
Cost of sales:
Production and delivery      262,296       230,646       774,700       674,374
Depreciation and
 amortization                 58,775        45,228       160,640       123,804
                          ----------    ----------    ----------    ----------
  Total cost of sales        321,071       275,874       935,340       798,178
Exploration expenses           5,085             -        14,047             -
General and
 administrative expenses      26,949        28,468        83,139       101,734
                          ----------    ----------    ----------    ----------
  Total costs and
   expenses                  353,105       304,342     1,032,526       899,912
                          ----------    ----------    ----------    ----------
Operating income             136,417       170,322       547,726       387,492
Interest expense, net        (38,632)      (28,566)     (112,256)      (81,641)
Other income (expense),
 net                           1,366        (1,894)        2,841         1,978
                          ----------    ----------    ----------    ----------
Income before income
 taxes and minority
 interests                    99,151       139,862       438,311       307,829
Provision for income
 taxes                       (45,140)      (65,297)     (202,030)     (140,651)
Minority interests
 in net income of
 consolidated
 subsidiaries                 (8,394)      (14,926)      (39,786)      (28,732)
                          ----------    ----------    ----------    ----------
Net income                    45,617        59,639       196,495       138,446
Preferred dividends           (9,040)      (13,513)      (27,615)      (40,825)
                          ----------    ----------    ----------    ----------
Net income applicable
 to common stock          $   36,577    $   46,126    $  168,880    $   97,621
                          ==========    ==========    ==========    ==========

Net income per primary
 and fully diluted
 share of    common stock       $.19          $.24          $.84          $.50
                          ==========    ==========    ==========    ==========

Average common shares
 outstanding                 196,924       195,611       200,211       197,050
                          ==========    ==========    ==========    ==========

Dividends paid per
 common share                  $.225         $.225         $.675         $.675
                          ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                STATEMENTS OF CASH FLOW (Unaudited)
                                             Nine Months Ended
                                               September 30,
                                          -------------------------
                                             1997           1996
                                          ----------     ----------
                                               (In Thousands)
Cash flow from operating activities:
Net income                                $  196,495      $  138,446
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization              160,640         123,804
  Deferred income taxes                       47,219          29,781
  Recognition of unearned income             (76,595)        (30,011)
  Deferral of unearned income                 30,102          97,173
  Minority interests' share of net income     39,786          28,732
  Other                                      (28,557)        (18,490)
  (Increase) decrease in working capital:
    Accounts receivable                       12,631           9,329
    Inventories                               22,122         (35,826)
    Prepaid expenses and other                (2,730)         (2,485)
    Accounts payable and accrued
     liabilities                              23,698           9,643
    Accrued income taxes                     (39,158)        (25,143)
                                          ----------      ----------
  (Increase) decrease in working capital      16,563         (44,482)
                                          ----------      ----------
Net cash provided by operating activities    385,653         324,953
                                          ----------      ----------

Cash flow from investing activities:
Capital expenditures:
  PT-FI                                     (412,345)       (235,675)
  Atlantic Copper                             (9,719)        (49,014)
Investment in Gresik smelter                 (24,620)        (28,490)
Other                                            170            (250)
                                          ----------      ----------
Net cash used in investing activities       (446,514)       (313,429)
                                          ----------      ----------

Cash flow from financing activities:
Proceeds from debt                           801,550         581,816
Repayment of debt                           (346,640)       (149,849)
Net proceeds from infrastructure
 financing                                    27,344               -
Purchase of FCX common shares               (250,939)       (220,997)
Cash dividends paid:
  Common stock                              (134,827)       (132,284)
  Preferred stock                            (30,668)        (38,147)
  Minority interests                         (25,442)        (32,722)
Other                                         (4,870)          2,807
                                          ----------      ----------
Net cash provided by financing activities     35,508          10,624
                                          ----------      ----------
Net increase (decrease) in cash and
 short-term investments                      (25,353)         22,148
Cash and short-term investments
 at beginning of year                         37,118          26,883
                                          ----------    ------------
Cash and short-term investments
 at end of period                         $   11,765      $   49,031
                                          ==========     ===========

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

2.   FINANCIAL CONTRACTS
FCX has entered into financial contracts to manage certain risks resulting from fluctuations in commodity prices (primarily copper and gold), foreign exchange rates and interest rates by creating offsetting exposures. Costs or premiums and gains or losses on the contracts, including closed contracts, are recognized with the hedged transaction. Also, gains or losses are recognized if the hedged transaction is no longer expected to occur or if deferral criteria are not met. FCX monitors its credit risk on an ongoing basis and considers this risk to be minimal because its contracts are with a diversified group of financially strong counterparties.

     At September 30, 1997, FCX had redeemable preferred stock indexed to commodities, deferred premiums on copper call option contracts, deferred costs on foreign exchange option contracts, open foreign exchange forward contracts and interest rate swap contracts. Redeemable preferred stock indexed to commodities is treated as a hedge of future production and is carried at its original issue value. As principal payments occur, differences between the carrying value and the payment will be recorded as an adjustment to revenues.

     Premiums received on the sale of copper call option contracts are recorded as unearned income until the option contracts mature when the premium is recorded as income. FCX hedges its anticipated Spanish peseta cash flows with foreign exchange option contracts and foreign exchange forward contracts. Gains and losses, including costs, on option contracts that qualify as hedges are recognized in income when the underlying hedged transaction is recognized or when a previously anticipated transaction is no longer expected to occur. Changes in market value of forward exchange contracts which protect anticipated transactions are recognized in the period incurred. FCX has interest rate swap contracts to limit the effect of increases in the interest rates on floating rate debt. The costs associated with these contracts are amortized to interest expense over the terms of the agreements.

3.   INTEREST COST
Interest expense excludes capitalized interest of $7.5 million in the third quarter of 1997, $6.9 million in the third quarter of 1996, $14.3 million in the first nine months of 1997 and $22.1 million in the first nine months of 1996.

4.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first nine months of 1997 and 1996 was 4.3 to 1 and 3.7 to 1, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

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

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Board of Directors and Stockholders of
Freeport-McMoRan Copper & Gold Inc.:

     We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware corporation) as of September 30, 1997, the related statements of income for the three and nine-month periods ended September 30, 1997 and 1996, and the statements of cash flow for the nine month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to the financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 1996, and the related statements of income, shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated January 21, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                             ARTHUR ANDERSEN LLP

New Orleans, Louisiana
October 21, 1997

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

OVERVIEW
Freeport-McMoRan Copper & Gold Inc. (FCX) operates through its majority-owned subsidiaries, P.T. Freeport Indonesia Company (PT-FI) and P.T. IRJA Eastern Minerals Corporation (Eastern Mining), and through Atlantic Copper Holding, S.A. (Atlantic), a wholly owned subsidiary. PT-FI's operations involve mineral exploration and development, mining and milling of ore containing copper, gold and silver in Irian Jaya, Indonesia and the worldwide marketing of concentrates containing those metals. PT-FI also has a 25 percent interest in a joint venture to construct and operate a copper smelter and refinery in Indonesia. Eastern Mining conducts mineral exploration activities in Irian Jaya. Atlantic is engaged in the smelting and refining of copper concentrates in Spain and the marketing of refined copper products.

Summary comparative results for the third-quarter and nine-month periods follow (in millions, except per share amounts):

                              Third Quarter             Nine Months
                          ----------------------   ---------------------
                             1997        1996         1997        1996
                          ----------  ----------   -----------  --------
Revenues                  $    489.5  $    474.7   $   1,580.3  $1,287.4
Operating income               136.4       170.3         547.7     387.5a
Net income applicable
 to common stock                36.6        46.1         168.9      97.6a
Net income per common
 share                          0.19        0.24          0.84      0.50a
Operating income (loss)
 by subsidiary:
  PT-FI                   $    152.8  $    175.1   $     552.7    $393.2
  Atlantic                       9.4         2.4          19.0       2.7
  Eastern Mining                (2.2)          -          (7.7)        -
  Intercompany eliminations
   and other b                 (23.6)       (7.2)        (16.3)     (8.4)
                          ----------  ----------   -----------  --------
                          $    136.4  $    170.3   $     547.7    $387.5
                          ==========  ==========   ===========  ========

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

b. Profit on PT-FI sales to Atlantic is not reflected in FCX's consolidated results until completion of the smelting and refining process. The eliminations totaled $(20.1) million in the third quarter of 1997, $(2.7) million in the third quarter of 1996, $(3.4) million in the first nine months of 1997 and $3.5 million in the first nine months of 1996. Concentrate sales to Atlantic may cause fluctuations in FCX's consolidated quarterly earnings depending on the timing of the shipments and prices.

     FCX's revenues are derived primarily from PT-FI's sale of copper concentrates, which also contain significant amounts of gold, and the sale of copper cathodes and wire rod by Atlantic. FCX's revenues and net income can vary significantly with fluctuations in the market prices of copper and gold. At various times, in response to market conditions, FCX has entered into or liquidated copper and gold price protection contracts for some portion of its expected future mine production to mitigate the risk of adverse price fluctuations (see "PT-FI Outlook and Price Protection Program"). Based on projected 1997 annual sales volumes, a $0.01 per pound change in the average price realized on copper sales would have an approximate $10 million impact on revenues and an approximate $5 million impact on net income. A $10 per ounce change in the average price realized on annual gold sales would have an approximate $18 million impact on revenues and an approximate $9 million impact on net income.

     Higher third-quarter and nine-month 1997 revenues primarily reflect higher PT-FI and Atlantic sales volumes partially offset by lower gold realizations and higher intercompany sales compared with the 1996 periods. Third-quarter 1997 revenues benefited from forward gold sales contracts but were also impacted adversely from re-pricing prior period "open" concentrate sales. Nine-month 1997 revenues benefited from the sale of copper put option contracts and the impact of forward copper and gold sales contracts, which collectively provided $7.7 million to third-quarter revenues ($3.8 million to net income or $0.02 per share) and $80.2 million to nine-month revenues ($39.1 million to net income or $0.20 per share).
Cost of sales for 1997 increased because of the higher sales volumes and an increase in the PT-FI depreciation rate. FCX reported exploration expense in the 1997 periods primarily for exploration costs incurred in the Eastern Mining and PT-FI Block B areas not reimbursed by Rio Tinto plc (Rio Tinto). As discussed below, Rio
Tinto funded all of FCX's 1996 exploration costs. General and administrative expenses in the 1997 nine-month period were lower primarily because of charges in 1996 for stock appreciation rights.
Net interest expense primarily reflects higher average debt levels.
The provision for income taxes and minority interests charges in 1997 compared with the 1996 periods primarily reflect net income levels at PT-FI. Preferred dividends in the 1997 periods were lower when compared to the 1996 periods because in December 1996 the depositary shares representing Convertible Exchangeable Preferred
Stock were all converted to FCX common stock or redeemed for cash.

RESULTS OF OPERATIONS
PT-FI Revenues A reconciliation of PT-FI revenues between the periods follows (in millions):

                                            Third          Nine
                                           Quarter        Months
                                          ----------    ----------
Revenues -1996                            $    376.0    $    991.2
Increases (decreases):
    Sales volumes:
      Copper                                    45.9         110.6
      Gold                                      41.6          67.5
    Price realizations:
      Copper                                    (6.6)         95.1
      Gold                                     (32.9)        (36.1)
    Adjustments to prior period open sales     (20.8)         59.0
    Treatment charges, royalties
     and other                                 (20.7)        (53.5)
                                          ----------    ----------
Revenues -1997                            $    382.5    $  1,233.8
                                          ==========    ==========

     PT-FI's third-quarter and nine-month 1997 revenues benefited from higher sales volumes partially offset by lower gold prices compared with the 1996 periods. Revenues also included net additions totaling $7.7 million in the 1997 third quarter, $28.6 million in the 1996 third quarter, $80.2 million in the 1997 nine-month period and $26.9 million in the 1996 nine-month period recognized from PT-FI's copper and gold hedging activities. PT-FI's 1997 revenues included net downward adjustments of $20.9 million in the third quarter and upward adjustments of $54.9 million in the nine-month period on prior period open concentrate sales. PT-FI's 1996 revenues included net downward adjustments of $0.1 million in the third quarter and $4.1 million in the nine-month period on prior period open concentrate sales. Treatment charges increased because of higher sales volumes and tighter market conditions. Treatment rates for a significant portion of PT-FI's 1998 projected sales will be negotiated in the fourth quarter of 1997 based on current market conditions. Additionally, royalties and a portion of treatment charges vary with the price of copper.

PT-FI Outlook and Price Protection Program. PT-FI has commitments from various parties, including Atlantic, to purchase virtually all of its expected fourth-quarter 1997 production and 1998 production at market prices. Sales for the fourth quarter of 1997 are projected to approximate 285 million pounds of copper and 500,000 ounces of gold. Copper and gold sales for 1997 reflect production at greater than mine-life grades during the year.

     The significant decline in gold prices in early 1997 increased the value of PT-FI's forward gold sales contracts covering 876,000 ounces of gold at an average price of $376.08 per ounce from February 1997 through August 1997. In February 1997, PT-FI closed these contracts and received $30.1 million cash. As a result, PT-FI reported gold revenues through August 1997 at a higher price than realized under its contract terms with customers, but PT-FI no longer has forward gold sales positions. PT-FI recognized $6.0 million of gold revenues from forward sales contracts during the third quarter of 1997 and $37.6 million during the first nine months of 1997. PT-FI has suspended its program of selling gold forward on a six-month basis but may reinstate the program in the future.
Future gold sales will be priced at current market prices as long as the forward sales program is suspended. The closing London Bullion Market Association spot gold price was $323.90 per ounce on October
20, 1997.

     The significant decline in copper prices during 1996 increased the value of put option contracts that PT-FI purchased under its price protection program to provide a floor price of $0.90 per pound for essentially all copper sales through the second quarter of 1997 at an average cost of approximately $0.02 per pound. During the third quarter of 1996, PT-FI sold all of its put option contracts covering approximately 1.2 billion pounds of copper for $97.2 million cash.
As a result, PT-FI reported copper revenues through June 30, 1997 at a higher price than realized under its copper concentrate sales contracts, but PT-FI no longer has any price protection on its future copper sales. As conditions warrant, PT-FI may enter into new contracts for its future copper sales. PT-FI recognized $46.1 million of additional copper revenues in the first half of 1997 from the sale of its put option contracts. The original acquisition cost of the contracts totaled $10.5 million. As of June 30, 1997, PT-FI had recognized the full $97.2 million from the 1996 sale of its copper put option contracts.

     PT-FI's concentrate sales agreements, with regard to copper, provide for provisional billings at the time of shipment with final settlement generally based on the average London Metal Exchange
(LME) price for a specified future month. Copper revenues on provisionally priced open pounds are adjusted monthly based on then current prices. At September 30, 1997, FCX had consolidated copper sales totaling 335.4 million pounds recorded at an average price of $0.95 per pound remaining to be finally priced. Approximately 60 percent of these open pounds (average price of $0.95 per pound) are expected to be finally priced during the fourth quarter of 1997 with most of the remaining pounds (average price of $0.95 per pound) to be priced during the first quarter of 1998. A one cent movement in the average price used for these open pounds will have an approximate $1.5 million impact on FCX's 1997 net income.

PT-FI Operating Results.
                            Third Quarter                Nine Months
                          ------------------       ------------------------
                            1997      1996            1997          1996
                          --------  --------       ----------    ----------
Ore milled (metric tons
 per day, MTPD)            132,400   127,500          129,100       127,100
Copper grade (%)              1.40      1.37             1.34          1.31
Gold grade (grams per
 metric ton)                  1.56      1.52             1.40          1.45
Recovery rate (%)
    Copper                    86.4      83.3             85.6          83.5
    Gold                      82.5      77.1             79.6          75.7
Copper
  Production (000s of
   recoverable pounds)     312,800   284,700          858,100       812,200
  Sales (000s of
   recoverable pounds)     332,600   285,300          894,600       779,500
  Average realized
   price a                    $.95      $.97            $1.07          $.96
Gold
  Production
   (recoverable ounces)    487,400   427,000        1,224,900     1,181,100
  Sales
   (recoverable ounces)    522,500   418,000        1,327,700     1,155,100
  Average realized
   price b                 $335.63   $398.60          $364.36       $391.55

Gross profit per
 pound of copper
(cents):
Average realized
 price                       95.0       96.9            106.7          96.1
                        ---------  ---------          -------     ---------
Production costs:
  Site production and
   delivery                  46.6       49.4             52.7          52.6c
  Gold and silver
   credits                  (53.3)     (59.2)           (54.4)        (58.6)
  Treatment charges          24.1       21.8             25.1          22.2
  Royalty on metals           2.6        1.5              3.1           3.0
                        ---------  ---------          -------    ----------
    Cash production
     costs                   20.0       13.5             26.5          19.2
  Depreciation
   and amortization          15.0       13.0             15.0          13.0
                       ----------  ---------          -------     ---------
    Total production
     costs                   35.0        26.5            41.5          32.2
                       ----------  ----------         -------     ---------
Revenue adjustments d        (6.6)       (1.0)            5.0          (2.4)
                       ----------  ----------         -------     ---------
Gross profit per pound
 of copper                   53.4        69.4            70.2          61.5
                       ==========  ==========         =======     =========

a. Amounts were $0.88 for the 1996 quarter, $1.01 for the 1997 nine-month period and $0.92 for the 1996 nine-month period before adjustments from copper put option and forward sales contracts.

b. Amounts were $324.15 for the 1997 quarter, $382.76 for the 1996 quarter, $335.72 for the 1997 nine-month period and $387.08 for the 1996 nine-month period before adjustments from forward gold sales contracts.

c. Includes $4.2 million (0.5 cents per pound) for costs related to a first-quarter civil disturbance and an early retirement program.

d. Reflects adjustments to PT-FI revenues for prior period concentrate sales and amortization of the price protection program cost.

Unit site production costs in the third quarter of 1997 were 6 percent below last year's third quarter because of strong operating results, including record quarterly mill throughput and record copper production. Higher gold grades and recovery rates offset by lower prices and higher copper sales in the 1997 periods resulted in lower gold credits compared with 1996. As discussed, unit treatment charge rates were higher in the 1997 periods because of market conditions and higher copper prices. PT-FI's copper royalty rate varies from 1.5 percent, at a copper price of $0.90 or less, to 3.5 percent, at a copper price over $1.10, on copper net revenue. The gold and silver royalty rate is 1.0 percent.

PT-FI's depreciation rate of 15.0 cents per pound for 1997 reflects an increase over the 1996 rate because of the first phase of the enhanced infrastructure program (EIP) and other 1997 capital additions. The EIP is designed to provide the infrastructure needed for PT-FI's growing operations and for expected future growth, to enhance the living conditions of PT-FI's employees, and to develop and promote the growth of local and third party activities and enterprises in Irian Jaya. The first phase of the EIP was completed in 1996; therefore, the 1996 rate of 13.0 cents per pound did not include the EIP for a full year.

Exploration Activities.
Delineation drilling continued at the underground Kucing Liar ore body in PT-FI's Block A. The advance of the Kucing Liar/Lembah Tembaga adit to the west and east from the Amole adit is allowing for multiple drill rigs to be in operation. Drilling of the deep Grasberg resulted in drill hole GR43-1 intersecting 337 meters of mineralization with an average grade of 1.83 percent copper equivalent and drill hole GR43-2, which is incomplete, intersecting 296 meters of mineralization with an average grade of 1.70 percent copper equivalent. The bottom 200 meters of the GR43-1 hole and the bottom 150 meters of the GR43-2 hole are below the current Grasberg block cave reserves.

     Drilling and trenching continues at the Wabu porphyry prospect in Block B. A pre-feasibility study is now under way to determine the potential for commercial operation of this prospect. Geologic activities continued in Eastern Mining's Blocks I, II and III. Geologic mapping and sampling have discovered several new targets along the northern boundary of Block II which are scheduled for drilling in early 1998.

Atlantic Results.
                               Third Quarter                 Nine Months
                             -----------------            ------------------
                               1997      1996               1997      1996
                             -------   -------            --------  --------
Revenues (in millions)        $229.5    $200.1              $663.3    $569.1
Concentrate treated
 (metric tons)               241,600   220,900             683,100   586,400
Anode production
 (000s of pounds)            169,000   152,400             471,100   397,000
Cathode and wire rod
 sales (000s of pounds)      133,000   123,200             375,900   341,900

     Atlantic reported higher revenues and cost of sales in the 1997 periods because of increases in production from its newly expanded facilities. Atlantic reached its full production capacity of 270,000 metric tons of metal per year in June 1996 and completed a $13.0 million "debottlenecking" project in June 1997 which increased annual production capacity by 20,000 metric tons. Atlantic also is benefiting from higher treatment and refining rates in 1997 ($0.26 per pound in third-quarter 1997 compared with $0.23 per pound in third-quarter 1996). Cathode cash production costs ($0.12 per pound) in the 1997 quarter were 20 percent lower than in the 1996 quarter. Higher treatment charges, which negatively affect PT-FI, benefit Atlantic. The effect of an equivalent change in treatment charges on PT-FI and Atlantic largely offset in FCX's consolidated financial results, after taking into account income taxes and minority interests. In May 1997, Atlantic entered into contracts to hedge a portion of its treatment charges for June 1997 through September 1997 because of the increases in copper prices. Atlantic collected $2.5 million, recognizing $0.6 million in second-quarter 1997 operating income and $1.9 million in the third quarter of 1997.

     A portion of Atlantic's operating costs and certain Atlantic assets and liabilities are denominated in Spanish pesetas. On an annual basis, a one peseta change in the U.S. dollar and Spanish peseta exchange rate results in an approximate $1.5 million change in FCX's annual net income before any hedging effects. FCX's other income included currency translation gains totaling $2.3 million in the third quarter of 1997, $0.6 million in the third quarter of 1996, $14.4 million in the 1997 nine-month period and $8.2 million in the 1996 nine-month period.

     Atlantic has a currency hedging program to reduce its exposure to changes in the U.S. dollar and Spanish peseta exchange rate that involves foreign exchange option and forward contracts. These contracts currently hedge approximately 80 percent of Atlantic's projected net peseta cash outflows through October 1998. In addition to the currency translation gains noted above, Atlantic recorded losses to other income related to its foreign currency contracts totaling $0.7 million in the third quarter of 1997 and $6.5 million in the 1997 nine-month period.

Other Financial Results.   The FCX/Rio Tinto joint ventures incurred
$10.0 million of exploration costs in the 1997 third quarter and $35.3 million in the nine-month 1997 period, compared with $9.8 million in the 1996 quarter and $27.1 million in the nine-month 1996 period as they continued to aggressively explore the Contract of Work (COW) areas. FCX reported $5.1 million of exploration expense in the third quarter of 1997 primarily for exploration costs incurred in the Eastern Mining and PT-FI Block B areas. Costs in these areas are now being shared 60 percent by FCX and 40 percent by Rio Tinto. All 1996 exploration costs were reimbursed by Rio Tinto. Approximately $14.1 million in PT-FI's Block A remains to be applied to the Rio Tinto $100 million exploration funding received in 1996.
FCX expects fourth-quarter 1997 exploration expenses to total approximately $5 million.

     FCX's total interest cost (before capitalization) rose to $126.5 million for the nine-month 1997 period from $103.8 million in the 1996 period because of an increase in debt levels associated with the expansions and the FCX share purchase programs. FCX capitalized $14.3 million of interest costs in the first nine months of 1997 primarily for the "fourth concentrator mill expansion" project. Because of the EIP project at PT-FI and the expansion at Atlantic, $22.1 million of interest was capitalized during the first nine months of 1996. Interest expense is expected to be higher throughout 1997 because of the infrastructure transactions with P.T. ALatieF Nusakarya Corporation (ALatieF) discussed below, higher debt levels and reduced capitalized interest.

     FCX's effective tax rate was 46 percent for the first nine months of 1997 and 1996. PT-FI's COW provides a 35 percent income tax rate and a 10 percent withholding on dividends paid to FCX by PT-FI and on interest for debt incurred after the signing of the COW. The withholding rate declined from 15 percent to 10 percent beginning February 1997 because of an amendment to the United States/Indonesia tax treaty. Included in the 1997 provision for income taxes is $9.5 million representing additional amounts payable pursuant to an Indonesian Presidential Decree. No income taxes are recorded at Atlantic, which is subject to taxation in Spain, because it has not generated taxable income in recent years.

CAPITAL RESOURCES AND LIQUIDITY
FCX's primary sources of cash are operating cash flows and borrowings, while its primary cash outflows include capital expenditures, dividends and purchases of its common stock. Net cash provided by operating activities was $385.7 million for the first nine months of 1997, compared with $325.0 million for the 1996 period. Net cash used in investing activities of $446.5 million in the 1997 period compared with $313.4 in the 1996 period, primarily reflects increased PT-FI capital expenditures associated with the "fourth concentrator mill expansion," which are being funded with nonrecourse borrowings from Rio Tinto. Net cash provided by financing activities totaled $35.5 million in 1997 compared with $10.6 million in 1996.

Operating Activities Higher net income in 1997 and a decrease in working capital were the primary reasons for higher net cash provided by operating activities. PT-FI collected $30.1 million from closed gold forward sales contracts in 1997 and recognized $76.6 million of gains on the closed gold forward sales contracts and copper put options contracts sold in 1996. The decrease in working capital for 1997 primarily reflects a decrease in product inventories.

Investing Activities FCX's 1997 capital expenditures have increased compared to the 1996 period primarily because of PT-FI's "fourth concentrator mill expansion." Atlantic completed its expansion to 270,000 metric tons per year in 1996 and its $13.0 million debottlenecking project in June 1997.

     PT-FI's capital expenditures for the fourth quarter of 1997 are expected to approximate $50 million (excluding the "fourth concentrator mill expansion" discussed below), representing mine and mill sustaining capital and long-term enhancement projects. Funding is expected to be provided by operating cash flow, PT-FI's bank credit facilities ($749.0 million commitment available at October 20, 1997) and other financing sources. FCX and Rio Tinto are continuing construction on the "fourth concentrator mill expansion" of PT-FI's facilities. The optimum rate following this expansion is expected to be at least 190,000-200,000 MTPD, subject to certain approvals. Completion is anticipated in the first quarter of 1998. Costs for the expansion are expected to approximate $960 million, including both working capital and $300 million for a coal-fired power plant and related facilities. The new power plant facilities are expected to be sold in late 1997 to the joint venture that owns the assets which currently provide electricity to PT-FI.

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

     Construction began in 1996 on PT-FI's 25 percent owned, 200,000 metric tons of metal per year copper smelter/refinery complex in Gresik, Indonesia. The estimated aggregate project cost, before working capital requirements, is approximately $625 million. This project is being financed by a $300 million nonrecourse term loan and a $110 million working capital facility from a group of commercial banks. The remaining funding is being provided pro rata by PT-FI (25 percent) and the other owners (75 percent). Upon completion of the Gresik smelter in mid-1998 and the PT-FI "fourth concentrator mill expansion," FCX anticipates that approximately 50 percent of PT-FI's annual concentrate production will be sold to Atlantic and the Gresik smelter at market prices.

Financing Activities Net proceeds from debt totaled $454.9 million in the first nine months of 1997, including $315.8 million of nonrecourse borrowings from Rio Tinto, while the 1996 period included $432.0 million of net proceeds from debt. In March 1997, PT-FI completed the final $75 million sale of infrastructure assets to joint ventures owned one-third by PT-FI and two-thirds by ALatieF, an Indonesian investor. The sales to the ALatieF joint ventures totaled $270.0 million during the period from December 1993 to March 1997. PT-FI subsequently sold its one-third interest in the joint ventures to ALatieF and is leasing the infrastructure assets under capital lease arrangements. PT-FI continues to guarantee an approximately $50 million bank loan associated with the purchases. PT-FI no longer consolidates the joint ventures. Because of PT-FI's sale of its interest in the joint ventures and the resulting change in accounting for these transactions as capital leases rather than consolidation, PT-FI's interest expense is higher and minority interest charges are lower.

     In August 1997 FCX announced a new open market share purchase program for an additional 20 million shares bringing the total shares approved for purchase under the open market share purchase programs to 40 million. During the first nine months of 1997, FCX acquired an aggregate 9.1 million of its Class A and B common shares for $252.7 million (an average of $27.87 per share) under its open market share purchase programs. From inception of these programs through October 20, 1997, FCX has purchased a total of 21.0 million shares for $581.6 million (an average of $27.74 per share). The timing of future purchases is dependent upon many factors, including the price of common shares, the Company's business and financial position, and general economic and market conditions.

OTHER MATTERS
Beginning in 1995, PT-FI has participated in an independent social/cultural audit of its Irian Jaya operations under a voluntary program monitored by the Indonesian Government. The audit was conducted by LABAT-Anderson, an internationally recognized consulting firm, and their final report was made public in August 1997. All of the recommendations in LABAT-Anderson's report had previously been implemented by PT-FI or are in the process of being implemented.

     In March 1997, PT Nusamba Mineral Industri (Nusamba), a subsidiary of PT Nusantara Ampera Bakti, acquired from a third party approximately 51 percent of the capital stock of P.T. Indocopper Investama Corporation (PT-II). FCX owns 49 percent of the capital stock of PT-II and PT-II owns 9.4 percent of the outstanding PT-FI stock. Nusamba financed $254.0 million of the $315.0 million purchase price with a commercial loan. FCX has agreed that if Nusamba defaults on the loan, FCX will purchase the PT-II stock or the lenders' interest in the commercial loan for the amount then due by Nusamba under the loan. FCX also agreed to lend to Nusamba any shortfalls between the interest payments due on the commercial loan and the dividends received by Nusamba from PT-II. At September 30, 1997, $5.6 million was due from Nusamba because of interest payment shortfalls.

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

          (b) During the quarter for which this report is filed, the registrant filed one Current Report on Form 8-K, dated August 6, 1997 reporting information under Item 5. No financial statements were filed in connection with such reports.

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



Date:  November 13, 1997

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

4.11 D eposit Agreement dated as of July 25, 1994 among FCX, Chase Mellon Shareholder Services, L.L.C., as Depositary, and holders of depositary receipts ("Silver-Denominated Depositary Receipts") evidencing certain Depositary Shares, each of which, in turn, initially represents 0.025 shares of Silver-Denominated Preferred Stock. Incorporated by reference to Exhibit 4.2 to the July 15, 1994 Form 8-A.

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

11.1 Computation of Net Income per Common and Common Equivalent
Share.

15.1 Letter dated October 21, 1997 from Arthur Andersen LLP regarding unaudited interim financial statements.

27.1 Financial Data Schedule