Form 10-K405
period 1997-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 1998-03-31
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)
  [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1997
                               OR
  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from .......... to ..........
                  Commission file number 1-9916

               Freeport-McMoRan Copper & Gold Inc.
     (Exact name of registrant as specified in its charter)

          Delaware                               74-2480931
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)              Identification No.)


       1615 Poydras Street
       New Orleans, Louisiana                          70112
    (Address of principal executive offices)         (Zip Code)

Registrant's  telephone  number,  including  area  code: (504) 582-4000

    Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
     Title of each class                           on which registered
     -------------------                           ---------------------
Class A Common Stock par value $0.10 per share     New York Stock Exchange
Class B Common Stock par value $0.10 per share     New York Stock Exchange
Depositary Shares representing 0.05 shares of
 Step-Up Convertible Preferred Stock, par value
 $0.10 per share                                   New York Stock Exchange
Depositary Shares representing 0.05 shares of
 Gold-Denominated Preferred Stock, par value
 $0.10 per share                                   New York Stock Exchange
Depositary Shares, Series II, representing 0.05
 shares of Gold-Denominated Preferred Stock,
 Series II, par value $0.10  per share             New York Stock Exchange
Depositary Shares representing 0.025 shares of
 Silver-Denominated Preferred Stock, par value
 $0.10 per share                                   New York Stock Exchange
9-3/4% Senior Notes due 2001 of P.T. ALatieF
 Freeport Finance Company B.V., guaranteed by
 the registrant                                    New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
     The aggregate market value of classes of voting stock (common and preferred) held by non-affiliates of the registrant on March 9, 1997 was approximately $2,871,700,000.
     On March 9, 1997 there were issued and outstanding 72,570,444 shares of Class A Common Stock and 108,333,838 shares of Class B Common Stock.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to stockholders for the year ended December 31, 1997 are incorporated by reference into Parts II and IV of this Report and portions of the Proxy Statement submitted to the registrant's stockholders in connection with its 1998 Annual Meeting to be held on May 5, 1998 are incorporated by reference into Part III of this Report.







                        TABLE OF CONTENTS
                                                              Page
Part I
Items 1. and 2. Business and Properties..........................1
Item 3.  Legal Proceedings......................................10
Item 4.  Submission of Matters to a Vote of Security Holders....11
         Executive Officers of the Registrant ..................11

Part II
Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters....................................12
Item 6.  Selected Financial Data................................12
Items 7.  and  7A.  Management's  Discussion  and  Analysis  of
                    Financial Condition and Results of Operations and Quantitative and Qualitative
                    Disclosures About Market Risk...............13
Item 8.  Financial Statements and Supplementary Data............13
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure. ..................13

Part III
Item 10. Directors and Executive Officers of the Registrant.....13
Item 11. Executive Compensation.................................13
Item 12. Security Ownership of Certain Beneficial Owners
         and Management.........................................13
Item 13. Certain Relationships and Related Transactions.........13

Part IV
Item 14.  Exhibits, Financial Statement Schedules and Reports  on
          Form 8-K..............................................14

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

     FCX's principal operating subsidiary is P.T. Freeport Indonesia Company ("PT-FI"), a limited liability company organized under the laws of the Republic of Indonesia and domesticated in Delaware. PT-FI engages in the exploration for and development, mining and processing of ore containing copper, gold and silver in Irian Jaya, Indonesia pursuant to an agreement (a "Contract of Work" or "COW") with the government of the Republic of Indonesia (the "Indonesian Government") and in the worldwide marketing of concentrates containing those metals. FCX owns directly an 81.28 percent interest in PT-FI. Of the remaining 18.72 percent, 9.36 percent is owned by each of the Indonesian Government and P.T. Indocopper Investama Corporation, an Indonesian limited liability company ("PT-II"), in which FCX owns a 49 percent interest, giving FCX an aggregate 85.87 percent ownership interest in PT-FI. PT-FI's operations are located in the remote rugged highlands of the Sudirman Mountain Range in the province of Irian Jaya, Indonesia, located on the western half of the island of New Guinea. The PT-FI COW permits extensive exploration, mining and production activities in a 24,700 acre area, referred to as "Block A," and an exploration area consisting of approximately 3.25 million acres referred to as "Block B." PT-FI's largest mine, Grasberg, was discovered in Block A in 1988 and contains the largest single gold reserve and one of the three largest open-pit copper reserves of any mine in the world.

     Through P.T. IRJA Eastern Minerals Corporation ("Eastern Mining"), FCX holds an additional COW in Irian Jaya covering an approximately 1.8 million acre exploration area. Eastern Mining was formed in 1994 for the purpose of acquiring, holding and developing the Eastern Mining COW. FCX owns 90 percent of the outstanding common stock of Eastern Mining through a wholly owned subsidiary, and the remaining 10 percent is owned by PT-II, giving FCX an aggregate 94.9 percent ownership interest in Eastern Mining.

     In 1996, FCX and Rio Tinto plc ("Rio Tinto") established exploration and expansion joint ventures. Pursuant to the exploration joint ventures, Rio Tinto has a 40 percent interest in future development projects under the PT-FI COW and the Eastern Mining COW. Rio Tinto also has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver through 2021.

     In December 1997, FCX signed a letter of intent to acquire an ownership interest in an entity that holds a COW covering an area of approximately 1.2 million acres in central Irian Jaya.
See "Exploration."

     FCX is also engaged in the smelting and refining of copper concentrates in Spain and marketing refined copper products through its indirect, wholly owned subsidiary, Atlantic Copper, S.A., formerly Atlantic Copper Holding, S.A. ("Atlantic"). At December 31, 1997, Atlantic's smelter had a capacity of 290,000 metric tons of metal per year. PT-FI has a 25 percent interest in P.T. Smelting Co. ("PT Smelting") an Indonesian company formed to construct and operate a copper smelter and refinery in Gresik, East Java, Indonesia having a design capacity of 200,000 metric tons of copper cathode per year. The smelter is expected to become fully operational during the second half of 1998 and it is anticipated that PT-FI will provide all of the smelter's copper concentrate.

Republic of Indonesia

     The Republic of Indonesia consists of more than 17,000 islands stretching 3,000 miles along the equator from Malaysia to Australia and is the fourth most populous nation in the world with over 200 million people. Following many years of Dutch colonial rule, Indonesia gained independence in 1945 and now has a presidential republic system of government in which parliamentary and presidential elections are held every five years. President Suharto, who assumed power in 1966 and is now 76, was re-elected in March 1998 to a seventh consecutive five-year term.

[Page]  1

     Maintaining a good relationship with the Indonesian Government is of particular importance to the Company because all of its mining operations are located in Indonesia. PT-FI's mining complex was Indonesia's first copper mining project and was the first major foreign investment in Indonesia following the economic development program instituted by the Suharto administration in 1967. PT-FI works closely with the central, provincial and local governments in development efforts in the vicinity of its operations. The Company's current mining operations in Indonesia are conducted through PT-FI by virtue of the PT-FI COW and through Eastern Mining by virtue of the Eastern Mining COW, both of which have 30-year terms, provide for two 10-year extensions under certain conditions, and govern PT-FI's and Eastern Mining's rights and obligations relating to taxes, exchange controls, royalties, repatriation and other matters. Both COWs were concluded pursuant to the 1967 Foreign Capital Investment Law, which expresses Indonesia's foreign investment policy and provides basic guarantees of remittance rights and protection against nationalization, a framework for economic incentives and basic rules regarding other rights and obligations of foreign investors.

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

     PT-FI's policy has been to operate in Irian Jaya in compliance with Indonesian laws and in a manner that improves the lives of the local population. PT-FI incurs significant costs associated with its social and cultural activities. These activities include comprehensive job training programs, basic education programs, extensive malaria control and several public health programs, agricultural assistance programs, a business incubator program to encourage the local people to establish their own small scale businesses, cultural preservation programs, and charitable donations. In early 1996, the international consulting firm of LABAT-Anderson undertook a comprehensive independent audit of social programs at PT-FI's operations in Irian Jaya. In July 1997, the LABAT-Anderson team submitted its final report to the Indonesian Government and PT-FI, which noted that PT-FI had gone beyond requirements in providing assistance for the development of the local people. The report also made a number of recommendations designed to make PT-FI's programs more effective, including restructuring PT-FI's participation in the Indonesian Government's development plan for the area to provide for more direct input by local people through their leaders. In implementing these recommendations, PT-FI has undertaken a restructuring of its role in the Indonesian Government's development plan for the Timika area. Through the Freeport Fund for Irian Jaya Development, PT-FI would make available expertise to support the economic and social development of the area. PT-FI has agreed to dedicate one percent of its annual revenues for ten years beginning in 1996 to this fund, which will work closely with the Indonesian Government's local and regional planning boards to coordinate developmental projects and activities. While management believes that its efforts to be responsive to the issues relating to the impact of its operations on the local villages and tribes should serve to avoid disruptions of mining operations, social and political instability in the area may, in the future, have an adverse impact on PT-FI's mining operations.

Contracts of Work

     The PT-FI COW covers both Block A, which was originally the subject of a 1967 COW between PT-FI's predecessor and the Indonesian Government, and Block B, to which PT-FI gained rights in 1991. The initial term of the PT-FI COW expires in December 2021 with provisions for two 10-year extensions under certain conditions. Pursuant to the PT-FI COW, PT-FI is required to relinquish its rights to portions of Block B in amounts equal to 25 percent of the original 6.5 million acres at the end of each of three specified periods during a span of four to seven years, depending on extensions requested by PT-FI and granted by the Indonesian Government. The acreage to be released is determined by PT-FI and need not be contiguous. PT-FI has relinquished approximately 3.25 million acres. The final 25 percent relinquishment (approximately 1.6 million acres) will occur no later than December 1998, unless PT-FI requests and the Indonesian Government grants an extension. In order to determine which acreage to relinquish pursuant to these requirements, PT-FI has conducted an active exploration program since 1989, focusing on what PT-FI believes to be the most promising exploration opportunities in Block B.

[Page]  2

     In August 1994, Eastern Mining was granted the Eastern Mining COW originally covering approximately 2.5 million acres in three separate blocks. The Eastern Mining COW provides for a four-to-seven year exploratory term and a 30-year term for actual mining operations with provisions for two 10-year extensions under certain conditions. Like the PT-FI COW, the Eastern Mining COW requires Eastern Mining to relinquish its right to portions of the Eastern Mining COW area determined by Eastern Mining in amounts equal to 25 percent of the original approximately 2.5 million acres at the end of each of three specified periods. Eastern Mining has relinquished approximately
0.7 million acres and must relinquish an additional approximately
1.2 million acres in two equal installments no later than August 1998 and August 2001.

Ore Reserves

     All of PT-FI's proved and probable reserves, including the Grasberg deposit, lie within Block A. In 1997, PT-FI increased its proved and probable reserves by approximately 204.8 million metric tons of ore representing 5.0 billion recoverable pounds of copper, 9.2 million recoverable ounces of gold and 22.3 million recoverable ounces of silver. December 31, 1997 aggregate proved and probable recoverable reserves, net of 1997 production, totaled 2.17 billion metric tons of ore averaging 1.20 percent copper, 1.20 grams of gold per metric ton and 3.95 grams of silver per metric ton representing 47.1 billion pounds of copper,
62.7 million ounces of gold and 138.4 million ounces of silver. Pursuant to joint venture arrangements, Rio Tinto has a 40 percent interest in future production exceeding specified annual amounts of copper, gold and silver through 2021 calculated by reference to PT-FI's proved and probable reserves as of December 31, 1994. Rio Tinto's 40 percent share of joint venture proved and probable reserves as of December 31, 1997 was approximately
9.3 billion pounds  of copper, 11.4  million ounces  of gold  and
27.1 million ounces of silver. Net of Rio Tinto's share, additions and revisions to PT-FI's proved and probable copper, gold and silver reserves represent 2.6 times 1997 copper production, over 3 times 1997 gold production and over 5 times 1997 silver production. Net of Rio Tinto's share, PT-FI's share of proved and probable recoverable copper, gold and silver reserves was 37.8 billion pounds of copper, 51.3 million ounces of gold and 111.3 million ounces of silver as of December 31, 1997. Estimated recoverable reserves were assessed using a copper price of $0.90 per pound and a gold price of $325 per ounce. Using prices of $0.75 per pound of copper and $280 per ounce of gold would reduce estimated recoverable reserves by approximately 12 percent for  copper, 9 percent  for gold and  15 percent for silver.

     The Grasberg deposit contains the largest single gold reserve and is one of the three largest open-pit copper reserves of any mine in the world. The Grasberg deposit contained combined open pit and underground proved and probable ore reserves as of December 31, 1997 of 1.76 billion metric tons at an average grade of 1.12 percent copper, 1.20 grams of gold per metric ton and
3.22 grams of silver per metric ton. Kucing Liar contained as of December 31, 1997 proved and probable ore reserves of 221.9 million metric tons at an average grade of 1.42 percent copper,
1.57 grams of gold per metric ton and 5.12 grams of silver per metric ton.

     The Company's reserves as of December 31, 1996 and 1997 included in this report have been verified by Independent Mining Consultants, Inc., and this reserve information has been included in this report in reliance upon the authority of Independent Mining Consultants, Inc. as experts in mining, geology and reserve determination. See "Cautionary Statements."

Mining Operations

     Mines in Production. PT-FI currently has two mines in operation: the Grasberg and the Intermediate Ore Zone (the "IOZ"), both within Block A. Open pit mining of the Grasberg ore body commenced in January 1990, and in 1997 the Grasberg mine output totaled approximately 44.5 million metric tons of ore, providing approximately 92 percent of PT-FI's total ore production in 1997. The IOZ is an underground block cave operation that was placed in production in the first half of 1994. Production is at the 3,550 meter elevation level, approximately 300 meters below the Ertsberg East deposit, which was depleted in the second half of 1994. In 1997, output from the IOZ mine totaled approximately 3.9 million metric tons of ore.

     Mines in Development. Four other significant ore bodies, referred to as the Deep Ore Zone ("DOZ"), the DOM, the Big Gossan and Kucing Liar are located in Block A. These ore bodies are currently at various stages of development, and are carried as proved and probable reserves. See "Cautionary Statements."

[Page]  3

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

     The Big Gossan ore body is located approximately 1,000 meters southwest of the original Ertsberg deposit. Initial underground development of the ore body began in 1993 when tunnels were driven from the mill area into the ore zone at the 2,900 meter elevation level. A variety of stopping methods will be used to mine the deposit, with production expected to commence within the next ten years as other underground mines are depleted.

     The Kucing Liar ore body lies on the southern flank of and underneath the southern portion of the Grasberg open pit.
Delineation drilling is currently under way in three underground stations at Kucing Liar.

Exploration

     In addition to continued delineation of the Grasberg deposit and other deposits discussed under "Mining Operations," PT-FI is continuing its exploration program within Block A. Exploration drilling continues at other targets including the IOZ/DOZ Extensions, Guru East, Idenberg, West Grasberg, DOM-SE and Kay, while surface geological evaluations continue to develop targets at the South Wanagon, Zaagkam Ridge, VN and Wanagon prospects.

     Exploration of Block B has indicated more than 70 exploration targets, and follow-up exploration of these anomalies is now in progress. PT-FI has focused its Block B drilling in an area 35 kilometers north of the Grasberg deposit at a prospect called Wabu, which lies within the Hitalipa District. A pre-feasibility study on the Wabu Ridge gold prospect is ongoing with a potential commercial operation being studied. Because of its size and number of geologic leads, the Hitalipa District is likely to be explored for many years. Drilling results are being interpreted, and no assurance can be given that any of these new areas contain commercially exploitable mineral deposits.

     Pursuant to the exploration joint ventures, Rio Tinto has a 40 percent interest in future development projects under the PT-FI COW and the Eastern Mining COW. Under these arrangements, Rio Tinto funded $100 million in 1996 for approved exploration costs in the areas covered by the PT-FI COW and the Eastern Mining COW.
 As of December 31, 1997, $11.4 million in PT-FI's Block A remains to be applied to the $100 million Rio Tinto exploration funding and is classified as a current liability. Mutually agreed upon exploration costs in PT-FI's Block B and Eastern Mining's COW areas are now being shared 60 percent by FCX and 40 percent by Rio Tinto.

     In December 1997, FCX signed a letter of intent to acquire an ownership interest in P.T. Iriana Mutiara Mining ("Iriana"). Iriana holds a COW covering an area of approximately 1.2 million acres in central Irian Jaya, in part contiguous to Eastern Mining's COW area. The transaction is subject to execution of definitive documentation pursuant to which FCX would become operator of the Iriana COW area. As operator, FCX would be required to spend at least $0.5 million on exploration in 1998. If FCX elects to continue participation beyond June 30, 1999, it would acquire a 90 percent ownership interest and would fund all exploration costs up to and including a feasibility study. FCX would also be responsible for arranging construction financing for Iriana for any economically feasible projects in the Iriana COW area. Pursuant to the Rio Tinto joint venture arrangements, Rio Tinto has the option to participate with respect to 40 percent of FCX's interest in this 1.2 million acre COW area.

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

[Page]  4

concentrate leaves the mill  complex
as a thickened concentrate slurry, consisting of approximately 65 percent solids by weight, and is pumped through three 115 kilometer pipelines to the port site facility at Amamapare where it is filtered, dried and stored for shipping. Ships are loaded at dock facilities at the port until they draw their maximum water, then move to deeper water, where loading is completed from shuttling barges.

     In 1997, FCX produced 1.17 billion pounds of copper, approximately 4 percent more than in 1996, and 1,798,300 ounces of gold, approximately 6 percent more than in 1996, resulting from record average ore throughput of 128,600 metric tons of ore per day ("MTPD"), as compared to an average of 127,400 MTPD for 1996. Average cash production costs in 1997, net of customary gold and silver credits, were $0.221 per pound of copper, which were higher than the comparable 1996 average primarily because of lower gold credits.

     During 1997, recovery rates averaged 85.4 percent of the copper content, 81.4 percent of the gold content and 65.6 percent of the silver content of the ore processed, compared to 83.8 percent, 77.1 percent and 64.6 percent, respectively, during 1996.

     Construction on the "fourth concentrator mill expansion" of PT-FI's facilities is expected to be completed during the first half of 1998. The expanded mill facilities provide the Company an opportunity to increase throughput beyond 200,000 MTPD and improve profitability by optimizing the ore available from PT-FI's mines. Costs for the expansion are expected to approximate $960 million, including both working capital and a coal-fired power plant and related facilities. The new power facilities were sold in December 1997 to the joint venture that owns the assets that provide electricity to PT-FI. See "Infrastructure Improvements." To finance the expansion, Rio Tinto agreed to make available to PT-FI a nonrecourse loan of up to $450 million.
 Through December 31, 1997, Rio Tinto has funded $744.0 million of expansion costs ($446.4 million loaned to PT-FI and the remainder funded directly by Rio Tinto). Expansion costs above $750 million will be funded 60 percent by PT-FI and 40 percent by Rio Tinto except for approximately $80 million for costs to be funded solely by PT-FI to enhance the profitability of PT-FI's existing operations. Incremental cash flow attributable to these expansion projects will be shared 60 percent PT-FI and 40 percent Rio Tinto. PT-FI has assigned its interest in the incremental cash flow to Rio Tinto until Rio Tinto has received an amount equal to the funds lent to PT-FI plus interest based on Rio Tinto's cost of borrowing. The incremental production from the expansion, as well as production from PT-FI's existing operations, will share proportionately in operating and administrative costs. PT-FI will continue to receive 100 percent of cash flow from specified annual amounts of copper, gold and silver through 2021 calculated by reference to its proved and probable reserves as of December 31, 1994.

     In  December   1997,  PT-FI  received   approval  from   the
Indonesian authorities to expand its milling rate up to a maximum of 300,000 MTPD. See "Environmental Matters."

Gresik Smelter

     In July 1996, PT Smelting commenced construction of a copper smelter in Gresik, East Java, Indonesia having a design capacity of 200,000 metric tons of copper cathode per year. PT-FI, Mitsubishi Materials Corporation ("Mitsubishi Materials"), Mitsubishi Corporation ("Mitsubishi") and Nippon Mining & Metals Co., Ltd. ("Nippon") own 25.0 percent, 60.5 percent, 9.5 percent and 5.0 percent interests, respectively, of the outstanding PT Smelting stock. The estimated aggregate project cost, before working capital requirements, is approximately $625 million. PT Smelting has a $300 million nonrecourse term loan and a $110 million working capital facility with a group of banks. The remaining funding will be provided by PT-FI, Mitsubishi Materials, Mitsubishi and Nippon in accordance with their interests. Construction is expected to be completed in mid-1998. It is anticipated that PT-FI will provide all of the smelter's copper concentrate requirements at market rates; however, for the first 15 years of operations the treatment and refining charges would not fall below a specified minimum rate. PT-FI has also agreed to assign, if necessary, its earnings in PT Smelting to support a 13 percent cumulative annual return to Mitsubishi Materials, Mitsubishi and Nippon for the first 20 years of commercial operations.

Infrastructure Improvements

     The location of PT-FI's current operations in a remote area requires that its operations be virtually self-sufficient. In addition to the mining facilities described above, the facilities originally constructed by or with the

[Page]  5

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

     In March 1997, PT-FI completed the final $75.0 million sale of infrastructure assets to joint ventures owned one-third by PT-FI and two-thirds by P.T. ALatieF Nusakarya Corporation ("ALatieF"), an Indonesian investor. The sales to the ALatieF joint ventures totaled $270.0 million during the period from December 1993 to March 1997. PT-FI subsequently sold its one-third interest in the joint ventures to ALatieF and is leasing the infrastructure assets under infrastructure asset financing arrangements. PT-FI continues to guarantee an approximately $50 million bank loan associated with the purchases.

     In December 1997, PT-FI completed a $366.4 million sale, including $74.4 million for the remaining costs expected to be incurred to complete construction, of the new power plant facilities associated with the fourth concentrator mill expansion to the joint venture that owns the assets that already provide electricity to PT-FI. The purchase price included $123.2 million for Rio Tinto's share of the new power plant facilities. PT-FI subsequently sold its 30 percent interest in the joint venture to the other partners and is purchasing power under infrastructure asset financing arrangements pursuant to a power sales agreement.


Marketing

     PT-FI supplies copper concentrates, which contain significant quantities of gold and silver, primarily to Asian and European smelters and international trading companies. All of PT-FI's concentrate sales are made in United States dollars. Substantially all of PT-FI's budgeted production of copper concentrates is sold under long-term contracts, pursuant to which the selling price is based on world metals prices (generally the London Metal Exchange ("LME") settlement prices for Grade A copper) less certain allowances. Under these contracts, initial billing occurs at the time of shipment and final settlement on the copper portion generally occurs three months after arrival based on average LME prices for that month. Gold generally is sold at the London Bullion Market Association average price for the month of shipment. Revenues from concentrate sales are recorded net of royalties, treatment and refining costs and the impact of derivative financial instruments, if any, used to hedge against risks from copper and gold price fluctuations. Per unit royalty payments to the Indonesian Government increase with increased copper values and range from 1.5 percent to 3.5 percent of copper prices at the time of shipment, net of delivery costs and treatment and refining charges. A 1.0 percent royalty is paid to the Indonesian Government on gold and silver sales. PT-FI has agreed with the Indonesian Government that on production in excess of 200,000 MTPD it will pay a second royalty. Treatment and refining costs represent payments to smelters and refiners and are either fixed or in certain cases float with the price of copper. A small portion of PT-FI's budgeted production of copper concentrates, and any production in excess of budgeted amounts, is sold in the spot market. See "Cautionary Statements."

     PT-FI has obtained commitments, including commitments from Atlantic, for essentially all of its estimated 1998 production at market prices. PT-FI's share of sales for 1998 is expected to approximate 1.4 billion pounds of copper and 2.2 million ounces of gold. PT-FI's estimated 1998 copper and gold sales reflect management's expectation of producing at higher mill throughput rates than in 1997 because of the fourth concentrator mill expansion, partially offset by lower average grades than during 1997. PT-FI has a long-term contract to provide Atlantic with approximately 60 percent of its copper concentrate requirements at market prices.


[Page]  6

Competition

     PT-FI competes with other mining companies in the sale of its mineral concentrates and the recruitment and retention of qualified personnel. Some competing companies possess financial resources equal to or greater than those of PT-FI. Management believes, however, that PT-FI is one of the lowest cost copper producers in the world, taking into account customary credits for related gold and silver production.

Environmental Matters

     Management believes that PT-FI's operations are being conducted pursuant to applicable permits and are in compliance in all material respects with applicable Indonesian environmental laws, rules and regulations. In 1996, PT-FI began contributing to a fund designed to accumulate at least $100 million at the end of its Indonesian mine's life for eventual mine closure and reclamation. Although the ultimate amount of reclamation and closure costs to be incurred is currently indeterminable, based on recent analyses PT-FI estimates that ultimate reclamation and closure costs may require as much as $100 million but would not exceed $150 million.

     Mining operations on the scale of PT-FI's operations in Irian Jaya involve significant environmental challenges, primarily related to the disposition of tailings, which are the crushed and ground rock material resulting from the physical separation of commercially valuable minerals from the ore. The Company has an extensive, ongoing management system for the disposal of tailings in connection with discharging them into a river system downstream from its milling operations. In January 1997, PT-FI completed a levee system, as part of its Indonesian Government-approved Tailings Management Plan, to minimize the impact of the tailings on the environment through a controlled deposition area that ultimately will be reclaimed and revegetated.

     In 1995, PT-FI participated in an independent environmental audit of its Irian Jaya operations under a program monitored by the Indonesian Government. The environmental audit report was released in 1996 and included a total of 33 recommendations, all of which have been implemented. The audit team identified the disposal of tailings as the most critical environmental issue facing PT-FI, requiring significant study, engineering and monitoring over the life of the mine. The audit concluded that PT-FI's Tailings and River Management Plan represented the most suitable option for tailings disposal considering the engineering and environmental challenges in Irian Jaya. The audit also confirmed that the tailings from PT-FI's mining operations are non-toxic, the mining operations do not pose any significant risk to Irian Jaya's bio-diversity and PT-FI's operations are being conducted in all material respects in compliance with applicable Indonesian environmental laws, rules and regulations. PT-FI intends to implement a program of independent external audits and continue its internal audits through the life of its mining operations so that PT-FI's environmental management and monitoring programs remain sound to ensure compliance in all material respects with applicable Indonesian environmental laws, rules and regulations and to preserve and protect the environment in its area of operations.

     In December 1997, PT-FI received approval from the Minister of Environment for its Regional AMDAL (comprehensive environmental assessment, monitoring plan and management plan) study, which is necessary to allow PT-FI to expand its milling rate up to a maximum of 300,000 MTPD. PT-FI also has received approval from the Department of Mines and Energy for operations up to 300,000 MTPD. All of PT-FI's environmental programs are being expanded and upgraded in accordance with the approved 300,000 MTPD Regional AMDAL study.

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

[Page]  7

current  and
future regulations  or  that such  regulations  will not  have  a
material effect  on the  Company's operations.   See  "Cautionary
Statements."

Sale of PT-II Stock

     In March 1997, P.T. Nusamba Mineral Industri ("NMI"), a subsidiary of P.T. Nusantara Ampera Bakti, acquired from a third party approximately 51 percent of the capital stock of PT-II. NMI financed $254 million of the $315 million purchase price with a variable rate commercial loan maturing in March 2002. FCX has agreed that if NMI defaults on the loan, FCX will purchase the PT-II stock or the lenders' interest in the commercial loan for the amount then due by NMI under the loan. FCX also agreed to lend to NMI any amounts to cover any shortfalls between the interest payments due on the commercial loan and the dividends received by NMI from PT-II.

Employees of PT-FI and Relationship with FM Services Company

     As of December 31, 1997, PT-FI had approximately 6,300 employees (approximately 96 percent Indonesian). In addition, as of December 31, 1997, PT-FI had approximately 10,300 contract workers, most of whom were Indonesian. Approximately 56 percent of PT-FI's Indonesian employees are members of the All Indonesia Workers' Union, which operates under Indonesian Government supervision and is party to a labor agreement covering PT-FI's hourly-paid Indonesian employees that expires on September 30, 1999. PT-FI experienced no work stoppages in 1997, and relations with the union have generally been good. As of December 31, 1997, Atlantic had approximately 800 employees, of which approximately 34 percent are covered by union contracts. Atlantic experienced no work stoppages in 1997 and relations with these unions have also generally been good.

     Since January 1, 1996, FM Services Company, a Delaware corporation 40 percent owned by FCX ("FMS"), has furnished executive, administrative, financial, accounting, legal, tax, sales and similar services to FCX, PT-FI, Eastern Mining and Atlantic. FCX reimburses FMS, at its cost, including allocated overhead, for these services on a monthly basis. As of December 31, 1997, FCX had 271 employees and FMS had 220 employees.

Cautionary Statements

     This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than statements of historical fact included in this report, including, without limitation, statements under the headings "Business and Properties," "Market for Registrant's Common Equity and Related Stockholder Matters," and "Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk" regarding the Company's financial position and liquidity, payment of dividends, strategic growth initiatives, future capital needs, development and capital expenditures (including the amount and nature thereof), reclamation and closure costs, exploration efforts, reserve estimates and additions, production levels, ore grades, commodity prices, revenues, business strategies, and other plans and objectives of the Company's management for future operations and activities.

     Forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below and in the Company's other filings with the Securities and Exchange Commission, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the Company's control. Readers are cautioned that these statements are not guarantees of future performance, and the actual results or developments may differ materially from those projected, predicted or assumed in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Important factors that could cause actual results to differ materially from those projected in the forward-looking statements include, among others:

     Commodity Price Risk. FCX's revenues are derived primarily from PT-FI's sale of copper concentrates, which also contain significant amounts of gold, and from Atlantic's sale of copper cathodes and wire rod. FCX's net

[Page]  8

income can vary  significantly
with fluctuations  in the  market prices  of  copper and  gold.
Prices for copper and gold historically have fluctuated widely and are affected by numerous factors beyond FCX's control. In addition, PT-FI's concentrate sales agreements, with regard to copper, provide for provisional billings when shipped with final settlement generally based on the average LME price for a specified future month. Copper revenues on provisionally priced open pounds are adjusted monthly based on then current prices. Movement in the average price used for these open pounds will have an impact on FCX's net income.

     Location and Industry Risks. PT-FI's mining operations are located in steeply mountainous terrain in a very remote area of Indonesia, which makes the conduct of its operations difficult and has required PT-FI to overcome special engineering difficulties and develop extensive infrastructure facilities. The area is subject to considerable rainfall, which has led to periodic floods and mud slides. The mine site is also in an active seismic area, and earth tremors have been experienced from time to time. PT-FI also is subject to the usual risks encountered in the mining industry, including unexpected geological conditions resulting in cave-ins, floodings and rock-bursts and unexpected changes in rock stability conditions. None of these factors have caused any significant interruptions to production or significant property damage, although no assurance can be given that delays or damage will not occur in the future.
 PT-FI has substantial insurance involving the amounts and types of coverage as it believes are appropriate for its exploration, development, mining and processing activities in Indonesia.

     Political and Social Factors. Recently, unfavorable economic developments have negatively affected Southeast Asia in general and Indonesia in particular. Indonesia's national debt ratings have been downgraded, the Indonesian rupiah has devalued significantly and the Indonesian economic growth rate and stock market values have declined. The International Monetary Fund and certain countries are making loans and other commitments to Indonesia, as well as certain other Asian nations, to stabilize their currencies' values and their ability to service debt. In return, changes in these countries' financial and regulatory practices are being required. Repercussions of these and other economic developments have also negatively affected commodity markets, including copper and gold prices, because of anticipated declines in Asian demand.

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

     The Company operates in Indonesia through PT-FI by virtue of the PT-FI COW and through Eastern Mining by virtue of the Eastern Mining COW, both of which have 30-year terms, provide for two 10-year extensions under certain conditions, and govern PT-FI's and Eastern Mining's rights and obligations relating to taxes, exchange controls, royalties, repatriation and other matters. Both COWs were concluded pursuant to the 1967 Foreign
Capital Investment Law, which expresses Indonesia's foreign investment policy and provides basic guarantees of remittance rights and protection against nationalization, a framework for economic incentives and basic rules regarding other rights and obligations of foreign investors. Any disputes under the COWs are subject to international arbitration.

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

[Page]  9

people  to  establish
their own small scale businesses, cultural preservation programs, and charitable donations. While management believes that its efforts to be responsive to the issues relating to the impact of its operations on the local tribes should serve to avoid disruptions of mining operations, social and political instability in the area may, in the future, have an adverse impact on PT-FI's mining operations.

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

     Environmental and Government Regulation. The Company's exploration and mining activities in Irian Jaya involve significant engineering and environmental challenges that relate primarily to the location of the mine in remote, rugged highlands and the disposition of tailings through discharge into a river and a controlled deposition area near the sea. The Company has sought to preserve and protect the environment in its area of operations. The Company has expended significant resources, both financial and managerial, to comply with environmental regulations and permitting and approval requirements and anticipates that it will continue to do so in the future. There can be no assurance that additional significant costs and liabilities will not be incurred in order to comply with such current and future regulations.

     Foreign Currency Exchange Risk. FCX conducts the majority of its operations in Indonesia and Spain where its functional currencies are U.S. dollars. All of FCX's revenues are denominated in U.S. dollars; however, some costs are denominated in either Indonesian rupiah or Spanish pesetas. FCX's results are adversely affected when the U.S. dollar weakens against these foreign currencies and positively affected when the U.S. dollar strengthens against these foreign currencies.

     Holding Company Structure. Because FCX is primarily a holding company, conducting business through its subsidiaries, its ability to meet its financial obligations and to pay dividends on its preferred and common stock will depend on the earnings and cash flow of its subsidiaries and the ability of its subsidiaries to pay dividends and to advance funds to the Company. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of PT-FI and the Company's other subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations and to pay dividends. Any right of the Company to participate in any distribution of the assets of PT-FI and its other subsidiaries upon the liquidation, reorganization or insolvency thereof would, with certain exceptions, be subject to the claims of creditors (including trade creditors) and preferred stockholders (if any) of such subsidiaries.

Item 3.  Legal Proceedings.

     Tom Beanal v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-1474 (E.D. La. filed Apr. 29,
1996). In March 1998, the U. S. District Court for the Eastern District of Louisiana dismissed with prejudice the plaintiff's third amended complaint. The court held that the plaintiff failed to plead facts underlying his claims against FCX. The plaintiff has appealed the court's decision. The plaintiff alleges environmental, human rights and social/cultural violations in Indonesia and seeks $6 billion in monetary damages and other equitable relief. FCX will continue to defend this action vigorously.

     Yosefa Alomang  v. Freeport-McMoRan  Inc.  and   Freeport-
McMoRan Copper & Gold Inc., Civ. No. 96-9962 (Orleans Civ. Dist. Ct. La. filed June 19, 1996). The plaintiff alleges substantially similar violations as those alleged in the Beanal suit and seeks unspecified monetary damages and other equitable relief. In February 1997, the Civil District Court of the Parish of Orleans, State of Louisiana dismissed this purported class action for lack of subject matter jurisdiction because the alleged conduct and damages occurred in Indonesia. In March 1998, the Louisiana Fourth Circuit Court of Appeal reversed the trial court's dismissal and found that subject matter jurisdiction existed over some claims. FCX is seeking review of the Fourth Circuit's opinion, and otherwise has additional legal defenses to the action it will pursue upon any remand. FCX will continue to defend this action vigorously.

[Page] 10

     In addition to the foregoing proceedings, FCX may be from time to time involved in various legal proceedings of a character normally incident to the ordinary course of its business. Management believes that potential liability in any proceedings would not have a material adverse effect on the financial condition or results of operations of FCX. FCX maintains liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of its business as well as other insurance coverage customary in its business, with coverage limits as management deems prudent.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.

Executive Officers of the Registrant.

     Certain information as of March 9, 1998 about the executive officers of FCX, including their position or office with FCX, PT-
FI and Atlantic, is set forth in the following table and accompanying text:

             Name          Age        Position or Office
             ----          ---        ------------------
     Richard C. Adkerson    51       President,   Chief   Operating
                                     Officer and Chief Financial Officer
                                     of FCX.    Director  and  Executive
                                     Vice President of PT-FI.

     Michael J. Arnold      45       Senior Vice President  of FCX.

     W. Russell King        48       Senior Vice President  of FCX.

     Adrianto Machribie     56       President Director of PT-FI.

     John A. Macken         46       Senior Vice President of  FCX.
                                     Executive Vice President of PT-FI.

     James R. Moffett       59       Director, Chairman of the
                                     Board and  Chief Executive  Officer
                                     of FCX.  President Commissioner  of
                                     PT-FI.

     Craig E. Saporito      46       Senior Vice President and Treasurer
                                     of FCX.  Treasurer of PT-FI.

     Steven D. Van Nort     58       Senior Vice President of  FCX.
                                     Executive Vice President of PT-FI.

     Robert M. Wohleber     47       Senior Vice President of  FCX.
                                     Senior Vice President of PT-FI.
                                     Chairman of Atlantic

     Richard C. Adkerson has served as FCX's President and Chief Operating Officer since April 1997 and Chief Financial Officer since July 1995. Mr. Adkerson is also Executive Vice President and a director of PT-FI, Co-Chairman of the Board and Chief Executive Officer of McMoRan Oil & Gas Co. ("MOXY"), Vice Chairman of the Board of Freeport-McMoRan Sulphur Inc. ("FSC") and Chairman of the Board and Chief Executive Officer of FM Properties Inc. From July 1995 to April 1997, Mr. Adkerson served as Executive Vice President of the Company and from February 1994 to July 1995, he served as Senior Vice President of the Company.
 Mr. Adkerson served as Vice Chairman of the Board of Freeport-McMoRan Inc. ("FTX") from August 1995 to December 1997 and as Senior Vice President of FTX from May 1992 to August 1995.

     Michael J. Arnold has served as Senior Vice President of the Company since November 1996. From July 1994 to November 1996, Mr. Arnold was Vice President and Controller - Operations of the Company. Mr. Arnold also served as a Senior Vice President of FTX from November 1996 until December 1997. From October 1991 to November 1996, he was Vice President of FTX, serving as Controller - Operations from May 1993 to November 1996.

[Page] 11

     W. Russell King has served as  Senior Vice President of  the
Company since  July  1994.   Mr.  King  served as    Senior  Vice
President of FTX from November 1993 to December 1997 and as  Vice
President of FTX from October 1984 to November 1993.

     Adrianto Machribie has served as President Director of PT-FI
since March  1996.    From September  1992  to  March  1996,  Mr.
Machribie was a director and Executive Vice President of PT-FI.

     John A. Macken has served as FCX's Senior Vice President since December 1997. He is also Executive Vice President of PT-FI. From April 1996 to December 1997, Mr. Macken was a Vice President of FCX. From April 1995 to March 1996, Mr. Macken served as a director and Executive Vice President of PT-FI and from April 1993 to April 1995, he served as a Vice President of PT-FI.

     James R. Moffett has served as Chairman of the Board and Chief Executive Officer of the Company since July 1995 and has served as a director of the Company since May 1992. He is also President Commissioner of PT-FI, Co-Chairman of the Board of MOXY, Co-Chairman of the Board of FSC and a director of IMC Global Inc. Mr. Moffett served as Chairman of the Board of FTX from May 1992 to December 1997 and as President of FTX from May 1992 to May 1993.

     Craig E. Saporito has served as Senior Vice President and Treasurer of the Company since November 1997. Mr. Saporito is also Treasurer of PT-FI and Vice President of MOXY. From July 1994 to November 1997, Mr. Saporito was a Vice President of FCX and from May 1988 to December 1997, he was a Vice President of FTX.

     Steven D. Van Nort has served as FCX's Senior Vice President since December 1997. Mr. Van Nort also serves as Executive Vice President of PT-FI. From March 1995 to December 1997, Mr. Van Nort was a Vice President of FCX and from June 1992 to June 1997, he served as a Senior Vice President of PT-FI.

     Robert M. Wohleber has served as Senior Vice President of the Company since November 1997. He is also Senior Vice President of PT-FI, Chairman of Atlantic, and President, Chief Executive Officer and a director of FSC. He served as a Vice President of the Company from July 1994 to November 1997, as Vice President and Treasurer of the Company from July 1993 to May 1994 and as Treasurer from August 1990 to May 1993. Mr. Wohleber served as Senior Vice President and Chief Financial Officer of FTX from November 1996 to December 1997. He was Vice President of FTX from June 1994 to November 1996 and Vice President and Treasurer of FTX from May 1992 to June 1994.



                                PART II


Item 5.    Market  for Registrant's  Common  Equity  and  Related
Stockholder Matters.

     The information set forth under the captions "FCX Class A Common Shares," "FCX Class B Common Shares" and "Common Share Dividends," on the inside back cover of the Annual Report is incorporated herein by reference. As of March 9, 1998, there were 14,602 and 9,498 holders of record of FCX's Class A and Class B common stock, respectively.

Item 6.  Selected Financial Data.

     The  information  set  forth  under  the  caption  "Selected
Financial and Operating Data," on page 14 of the Annual Report is incorporated herein by reference.

     FCX's ratio of earnings to fixed charges for each of the years 1993 through 1997, inclusive, was 3.6x, 7.5x, 5.9x, 4.5x and 3.8x, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest. FCX's ratio of earnings to fixed charges, preferred stock dividends and minimum distributions for each of the years 1993 through 1997, inclusive, was 1.2x, 2.1x, 3.0x, 2.6x and
2.8x, respectively.   For this calculation,

[Page] 12

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


Items 7.    and 7A.    Management's Discussion  and  Analysis  of
Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk.

     The information set forth under the caption "Management's Discussion and Analysis" on pages 15 through 22, inclusive, 25, 27 and 29, as well as the "Environmental & Social Responsibility Report" on pages 8 through 13, inclusive, of the Annual Report are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The financial statements of FCX appearing on pages 24, 26, 28 and 30, the notes thereto appearing on pages 31 through 45, the report thereon of Arthur Andersen LLP appearing on page 23, and the report of management on page 23 of the Annual Report are incorporated herein by reference.

Item 9.    Changes  in  and  Disagreements  with  Accountants  on
Accounting and Financial Disclosure.

     Not applicable.



                                PART III


Items 10.  Directors and Executive Officers of the Registrant.

     The information set forth under the caption "Information About Nominees and Directors" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1998 Annual Meeting to be held on May 5, 1998 is incorporated herein by reference.

Items 11.  Executive Compensation.

     The information set forth under the captions "Director Compensation" and "Executive Officer Compensation" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1998 Annual Meeting to be held on May 5, 1998 is incorporated herein by reference.

Items 12.   Security Ownership of  Certain Beneficial Owners  and
Management.

     The information set forth under the captions "Stock Ownership of Directors and Executive Officers" and "Stock Ownership of Certain Beneficial Owners" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1998 Annual Meeting to be held on May 5, 1998 is incorporated herein by reference.

Items 13.  Certain Relationships and Related Transactions.

     The information set forth under the caption "Certain Transactions" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1998 Annual Meeting to be held on May 5, 1998 is incorporated herein by reference.

[Page] 13

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

(b).      Reports on Form 8-K.

          During the last quarter of the period covered by this report, FCX filed no reports on Forms 8-K.

[Page] 14

                              SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                                   Freeport-McMoRan Copper & Gold Inc.



                                   By:  /s/ James R. Moffett
                                        --------------------
                                        James R. Moffett
                                        Chairman of the Board and
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1998.


Signatures



                            Chairman of the Board, ChiefExecutive Officer and
 /s/ James R. Moffett                Director (PrincipalExecutive Officer)
     James R. Moffett

                            President, Chief Operating Officer and Chief
            *               Financial Officer (Principal Financial Officer)
     Richard C. Adkerson

                            Vice President and Controller- Financial Reporting
            *               (Principal Accounting Officer)
     C. Donald Whitmire




            *                Director
     Robert W. Bruce III


            *                Director
     Leon A. Davis


            *                Director
     Robert A. Day


            *                 Director
     William B. Harrison, Jr.


            *                 Director
     J. Bennett Johnston


[Page] S-1

            *                 Director
     Henry A. Kissinger


            *                 Director
     Bobby Lee Lackey


            *                 Director
     Rene L. Latiolais


             *                Director
    Jonathan C. A. Leslie


             *                Director
    Gabrielle K. McDonald


             *                Director
    George A. Mealey


             *                Director
    George Putnam


             *                Director
    B. M. Rankin


             *                Director
    J. Taylor Wharton



*By: /s/ James R. Moffett
     -------------------
     James R. Moffett
     Attorney-in-Fact


[Page] S-2
               FREEPORT-McMoRan COPPER & GOLD INC.
                   INDEX TO FINANCIAL STATEMENTS

     The financial statements of FCX appearing on pages 24, 26, 28, and 30, the notes thereto appearing on pages 31 through 45 inclusive, and the report thereon of Arthur Andersen LLP appearing on page 23 of FCX's 1997 Annual Report to stockholders are incorporated by reference.

     The financial statements in the schedule listed below should be read in conjunction with such financial statements contained in FCX's 1997 Annual Report to stockholders.

                                                       Page
Report of Independent Public Accountants               F-1
III-Condensed Financial Information of Registrant      F-2
VIII-Valuation and Qualifying Accounts                 F-4


     Schedules other than the ones listed above have been omitted since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 included in Freeport-McMoRan Copper & Gold Inc.'s Annual Report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 20, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                  Arthur Andersen LLP

New Orleans, Louisiana,
  January 20, 1998


[Page] F-1

                FREEPORT-McMoRan COPPER & GOLD INC.
    SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          BALANCE SHEETS
                                                December 31,
                                          --------------------------

                                             1997           1996
                                          ----------      ----------
                                               (In Thousands)
Assets
Cash and cash equivalents                 $    1,501      $      242
Interest receivable                           12,597          12,610
Due from affiliates                           88,098          44,133
Notes receivable from PT-FI                  982,492       1,307,812
Investment in PT-FI and PTII                 455,610         427,115
Investment in Atlantic Copper                 46,744          43,077
Other assets                                  48,111          36,710
                                          ----------      ----------
Total assets                              $1,635,153      $1,871,699
                                          ==========      ==========

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities  $   18,999      $   19,938
Long-term debt                               825,250         662,561
Other liabilities and deferred credits        12,005          13,814
Mandatory redeemable preferred stock         500,007         500,007
Stockholders' equity                         278,892         675,379
                                          ----------      ----------
Total liabilities and stockholders'
equity                                    $1,635,153      $1,871,699
                                          ==========      ==========

                          STATEMENTS OF INCOME
                                    Years Ended December 31,
                          ------------------------------------------
                             1997            1996           1995
                          ----------      ----------      ----------
                                      (In Thousands)
Income from investment in PT-FI and PTII,
net of PT-FI tax
provision                 $  218,293      $  253,895      $  293,279
Net income (loss) from
investment in Atlantic
Copper                         3,391         (24,258)        (37,787)
Intercompany charge for
stock option excercises       43,846               -               -
Elimination of
intercompany profit            9,271           7,244         (24,851)
General and administrative
expenses                      (8,855)         (9,141)         (7,534)
Depreciation and
amortization                  (3,873)         (3,590)         (3,819)
Interest expense, net        (59,626)        (21,191)        (15,027)
Interest income on PT-FI notes receivable:
  Promissory notes            47,219          29,150          28,130
  8.235% debenture            11,723          12,353          13,333
  Step-up debenture            3,083           6,327          20,203
  Gold and silver production
  payment loans               20,451          23,696          23,636
Other expense, net            (9,861)         (1,698)         (3,664)
Provision for income
taxes                        (29,954)        (46,538)        (32,281)
                          ----------      ----------      ----------
Net income                   245,108         226,249         253,618
Preferred dividends          (36,567)        (51,569)        (54,153)
                          ----------      ----------      ----------
                          $  208,541      $  174,680      $  199,465
                          ==========      ==========      ==========

The footnotes contained in FCX's 1997 Annual Report to stockholders are an integral part of these statements.

[Page] F-2


                FREEPORT-McMoRan COPPER & GOLD INC.
    SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      STATEMENTS OF CASH FLOW
                                 Years Ended December 31,
                          ------------------------------------------
                             1997            1996            1995
                          ----------      ----------      ----------
                                        (In Thousands)
Cash flow from operating activities:
Net income                $  245,108      $  226,249      $  253,618
Adjustments to reconcile net
income to net cash provided by
operating activities:
  Income from investment
  in PT-FI and PTII         (218,293)       (253,895)       (293,279)
  Net (income) loss from
  investment in Atlantic
  Copper                      (3,391)         24,258          37,787
  Elimination of
  intercompany profit         (9,271)         (7,244)         24,851
  Dividends received from
  PT-FI and PTII             205,092         220,916         161,144
  Depreciation and
  amortization                 3,873           3,590           3,819
Increase in accounts
receivable                   (44,358)         (5,214)         (4,501)
Increase (decrease) in
accounts payable              (1,898)          4,501            (296)
Other                          8,936           3,733          (3,755)
                          ----------      ----------      ----------
Net cash provided by
operating activities         185,798         216,894         179,388
                          ----------      ----------      ----------

Cash flow from investing activities:
Investment in Atlantic Copper   -            -               (23,622)
Investment in Freeport
Copper Company                  -            -               (25,000)
Other                        (11,895)        (11,138)        (26,860)
                          ----------      ----------      ----------
Net cash used in investing
activities                   (11,895)        (11,138)        (75,482)
                          ----------      ----------      ----------

Cash flow from financing activities:
Cash dividends paid:
  Class A common stock       (73,309)        (69,425)        (51,318)
  Class B common stock      (105,032)       (106,341)        (86,245)
  Convertible exchangeable
  preferred stock               -            (15,498)        (15,673)
  Step-up convertible
  preferred stock            (24,642)        (19,250)        (17,500)
  Mandatory redeemable
  preferred stock            (15,901)        (17,689)        (17,418)
Proceeds from sale of
Senior notes                    -            445,570            -
Proceeds from debt           180,000          31,561         128,000
Repayment of debt            (17,310)       (137,000)           -
Loans to PT-FI                  -           (244,682)           -
Repayment from PT-FI         325,320         147,315         124,485
Purchase of FCX common
shares                      (438,388)       (220,997)       (177,755)
Other                         (3,382)            829           9,440
                          ----------      ----------      ----------
Net cash used in financing
activities                  (172,644)       (205,607)       (103,984)
                          ----------      ----------      ----------
Net decrease in cash and
cash equivalents               1,259             149             (78)
Cash and cash equivalents
at beginning of year             242              93             171
                          ----------      ----------      ----------
Cash and cash equivalents
at end of year            $    1,501      $      242      $       93
                          ==========      ==========      ==========
Interest paid             $   59,798      $   28,249      $   23,237
                          ==========      ==========      ==========
Taxes paid                $   28,286      $   41,586      $   34,871
                          ==========      ==========      ==========

The footnotes contained in FCX's 1997 Annual Report to stockholders are an integral part of these statements.

[Page]  F-3


                FREEPORT-McMoRan COPPER & GOLD INC.
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

Col. A                  Col. B            Col. C            Col. D    Col. E
----------            ----------  ----------------------  ---------- ---------
                                       Additions
                                  ----------------------
                      Balance at  Charged to  Charged to            Balance at
                      Beginning    Cost and     Other     Other-Add   End of
                      of Period    Expense     Accounts    (Deduct)   Period
                      ----------  ----------  ----------  --------- ----------
                                        (In Thousands)
Reserves and allowances deducted from assets accounts:
1997
Materials and supplies
reserves               $ 19,340    $ 12,000      $-        $(1,827)   $29,513
1996
Materials and supplies
reserves               $ 26,040    $  3,000      $-        $(9,700)   $19,340
1995
Materials and supplies
reserves               $ 11,271    $ 14,600      $-        $   169    $26,040

Reclamation and mine shutdown reserves:
1997
PT-FI                  $    500    $  4,966      $-        $   -      $ 5,466
1996
PT-FI                  $    -      $    500      $-        $   -      $   500


[Page] F-4

               Freeport-McMoRan Copper & Gold Inc.

                          EXHIBIT INDEX

Exhibit
Number



2.1 Agreement, dated as of May 2, 1995 by and between Freeport-McMoRan Inc. ("FTX") and FCX and The RTZ Corporation PLC, RTZ Indonesia Limited, and RTZ America, Inc. (the "Rio Tinto Agreement"). Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of FTX dated as of May 26, 1995.

2.2  Amendment dated May  31, 1995  to the  Rio Tinto  Agreement.
     Incorporated by reference  to Exhibit 2.1  to the  Quarterly
     Report on Form 10-Q of FTX for the quarter ended June 30, 1995.

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

3.2 By-Laws of FCX. Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1996 (the "FCX 1996 Form 10-K").

4.1  Certificate  of  Designations  of  the  Step-Up  Convertible
     Preferred Stock  of  FCX.    Incorporated  by  reference  to
     Exhibit 4.2 to the FCX 1995 Second Quarter Form 10-Q.

4.2 Deposit Agreement dated as of July 1, 1993 among FCX, ChaseMellon Shareholder Services, L.L.C. ("ChaseMellon"), as Depositary, and holders of depositary receipts ("Step-Up Depositary Receipts") evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Step-Up Convertible Preferred Stock. Incorporated by reference to
     Exhibit 4.5 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1993 (the "FCX 1993 Form 10-K").

4.3  Form  of  Step-Up  Depositary  Receipt.    Incorporated   by
     reference to Exhibit 4.6 to the FCX 1993 Form 10-K.

4.4  Certificate  of   Designations   of   the   Gold-Denominated
     Preferred Stock  of  FCX.    Incorporated  by  reference  to
     Exhibit 4.3 to the FCX 1995 Second Quarter Form 10-Q.

4.5 Deposit Agreement dated as of August 12, 1993 among FCX, ChaseMellon, as Depositary, and holders of depositary receipts ("Gold-Denominated Depositary Receipts") evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Gold-Denominated Preferred Stock. Incorporated by reference to Exhibit 4.8 to the FCX 1993 Form 10-K.

4.6  Form of Gold-Denominated  Depositary Receipt.   Incorporated
     by reference to Exhibit 4.9 to the FCX 1993 Form 10-K.

4.7  Certificate  of   Designations   of   the   Gold-Denominated
     Preferred Stock, Series II (the "Gold-Denominated  Preferred
     Stock II") of FCX. Incorporated by reference to Exhibit 4.4 to the FCX 1995 Second Quarter Form 10-Q.

[Page] E-1

4.8 Deposit Agreement dated as of January 15, 1994, among FCX, ChaseMellon, as Depositary, and holders of depositary receipts ("Gold-Denominated II Depositary Receipts")
     evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Gold-Denominated Preferred Stock II. Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 1994 (the "FCX 1994 First Quarter Form 10-Q").

4.9  Form   of    Gold-Denominated   II    Depositary    Receipt.
     Incorporated by reference  to Exhibit  4.3 to  the FCX  1994
     First Quarter Form 10-Q.

4.10 Certificate  of  Designations   of  the   Silver-Denominated
     Preferred Stock  of  FCX.     Incorporated by  reference  to
     Exhibit 4.5 to the FCX 1995 Second Quarter Form 10-Q.

4.11 Deposit Agreement dated as of July 25, 1994 among FCX, ChaseMellon, as Depositary, and holders of depositary receipts ("Silver-Denominated Depositary Receipts") evidencing certain Depositary Shares, each of which, in turn, initially represents 0.025 shares of Silver-Denominated Preferred Stock. Incorporated by reference to
     Exhibit 4.2 to the July 15, 1994 Form 8-A.

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

4.16 Amendment dated as of March 7, 1997 to the PT-FI Credit Agreement among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, The Chase Manhattan Bank, as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank, as documentary agent.

4.17 Amendment dated as of July 24, 1997 to the PT-FI Credit Agreement among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, The Chase Manhattan Bank, as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank, as documentary agent.

4.18 $200 million Credit Agreement dated as of June 30, 1995 (the
     "CDF") among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National

[Page] E-2

     Association, as PT-FI Trustee, Chemical Bank, as administrative agent and FCX collateral agent, The Chase Manhattan Bank (National Association), as documentary agent. Incorporated by reference to Exhibit 4.2 to the FCX 1995 Third Quarter Form 10-Q.

4.19 Amendment dated as of July 15, 1996 to the CDF among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, Chemical Bank, as administrative agent and FCX collateral agent, and The Chase Manhattan Bank (National Association), as documentary agent. Incorporated by reference to Exhibit 4.1 to the FCX 1996 Third Quarter Form 10-Q.

4.20 Amendment dated as of October 9, 1996 to the CDF among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, The Chase Manhattan Bank (formerly Chemical
     Bank), as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank (as successor to The Chase Manhattan Bank (National Association)), as documentary agent. Incorporated by reference to Exhibit
     10.1 to the FCX November 13, 1996 Form 8-K.

4.21 Amendment dated as of March 7, 1997 to the CDF among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, The Chase Manhattan Bank, as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank, as documentary agent.

4.22 Amendment dated as of July 24, 1997 to the CDF among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, The Chase Manhattan Bank, as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank, as documentary agent.

4.23 Senior Indenture dated as of November 15, 1996 from FCX to The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated November 13, 1996 and filed November 15, 1996.

4.24 First Supplemental Indenture dated as of November 18, 1996 from FCX to The Chase Manhattan Bank, as Trustee, providing for the issuance of the Senior Notes and supplementing the Senior Indenture dated November 15, 1996 from FCX to such Trustee, providing for the issuance of Debt Securities. Incorporated by reference to Exhibit 4.20 to the FCX 1996 Form 10-K.

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

10.3 Agreement dated as of October 11, 1996 to Amend and Restate Trust Agreement among PT-FI, FCX, the RTZ Corporation PLC, P.T. RTZ-CRA Indonesia, RTZ Indonesian Finance Limited and First Trust of New York, National Association, and The Chase Manhattan Bank, as Administrative Agent, JAA Security Agent and Security Agent. Incorporated by reference to Exhibit
     10.3 to the FCX November 13, 1996 Form 8-K.

10.4 Credit Agreement dated  October 11, 1996  between PT-FI  and
     RTZ Indonesian Finance Limited.   Incorporated by  reference
     to Exhibit 10.4 to the FCX November 13, 1996 Form 8-K.

[Page] E-3

10.5 Participation Agreement dated as of October 11, 1996 between
     PT-FI and P.T. RTZ-CRA Indonesia with respect to a certain contract of work. Incorporated by reference to Exhibit 10.5 to the FCX November 13, 1996 Form 8-K.

10.6 Second Amended and Restated Joint Venture and Shareholders' Agreement dated as of December 11, 1996 among Mitsubishi Materials Corporation, Nippon Mining and Metals Company, Limited and PT-FI. Incorporated by reference to Exhibit
     10.3 of the FCX 1996 Form 10-K.

10.7 Put and  Guaranty  Agreement  dated as  of  March  21,  1997 between FCX and The Chase Manhattan Bank.

10.8 Subordinated Loan  Agreement  dated  as of  March  21,  1997 between FCX and PT Nusamba Mineral Industri.

10.9 Amended and  Restated  Power  Sales Agreement  dated  as  of
     December 18, 1997 between PT-FI and P.T. Puncakjaya Power.

10.10 Option, Mandatory Purchase and  Right of First  Refusal
     Agreement dated as  of December 19,  1997 among PT-FI,  P.T.
     Puncakjaya Power, Duke  Irian Jaya,  Inc., Westcoast  Power,
     Inc. and P.T. Prasarana Nusantara Jaya.

     Executive  Compensation  Plans  and  Arrangements  (Exhibits
10.11 through 10.28)

10.11 Annual Incentive Plan of FCX. Incorporated by reference to Exhibit 10.8 to the FCX 1996 Form 10-K.

10.12  1995  Long-Term  Performance  Incentive  Plan  of  FCX.
     Incorporated by reference  to Exhibit 10.9  to the FCX  1996
     Form 10-K.

10.13 FCX Performance Incentive Awards Program. Incorporated by reference to Exhibit 10.7 to the FCX 1995 Form 10-K.

10.14 FCX  President's  Award   Program.    Incorporated   by
     reference to Exhibit 10.8 to the FCX 1995 Form 10-K.

10.15 FCX Adjusted Stock Award Plan, as amended.

10.16 FCX 1995 Stock Option Plan. Incorporated by reference to Exhibit 10.13 to the FCX 1996 Form 10-K.

10.17 FCX 1995 Stock Option Plan for Non-Employee Directors, as amended.

10.18 Financial Counseling  and  Tax Return  Preparation  and
     Certification Program of FCX.  Incorporated by reference  to
     Exhibit 10.12 to the FCX 1995 Form 10-K.

10.19 FM  Services  Company   Performance  Incentive   Awards
     Program. Incorporated by reference to Exhibit 10.13 to the FCX 1995 Form 10-K.

10.20 FM Services Company Financial Counseling and Tax Return
     Preparation and  Certification  Program.    Incorporated  by
     reference to Exhibit 10.14 to the FCX 1995 Form 10-K.

10.21 Consulting Agreement  dated  as of  December  22,  1988 between  FTX  and  Kissinger  Associates,  Inc.  ("Kissinger
     Associates").

[Page] E-4

10.22 Letter Agreement dated May 1, 1989 between FTX and Kent
     Associates, Inc. ("Kent Associates," predecessor in interest to Kissinger Associates).

10.23 Letter Agreement dated January 27, 1997 among Kissinger
     Associates, Kent Associates, FTX, FCX and FMS. Incorporated by reference to Exhibit 10.20 to the FCX 1996 Form 10-K.

10.24 Agreement for Consulting Services between FTX and B. M.
     Rankin, Jr. effective as of January 1, 1991 (assigned to FMS as of January 1, 1996).

10.25 Supplemental Agreement between FMS and B. M. Rankin Jr.
     dated December 15, 1997.

10.26 Letter Agreement dated March 8, 1996 between George  A.
     Mealey and FCX.  Incorporated by reference to Exhibit  10.22 of the FCX 1996 Form 10-K.

10.27 Letter  Agreement  effective  as  of  January  4,  1997
     between  Senator   J.  Bennett   Johnston,  Jr.   and   FCX.
     Incorporated by reference to Exhibit  10.25 of the FCX  1996
     Form 10-K.

10.28 Letter Agreement dated December 22, 1997 between FMS and Rene L. Latiolais.

12.1 FCX Computation of Ratio of Earnings to Fixed Charges.

13.1 Those portions of the 1997 Annual Report to stockholders of FCX that are incorporated herein by reference.

21.1 Subsidiaries of FCX.

23.1 Consent of Arthur Andersen LLP.

23.2 Consent of Independent Mining Consultants, Inc.

24.1 Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

24.2 Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FCX.

27.1 FCX Financial Data Schedule.

27.2 FCX Restated Financial Data Schedule.

[Page]  E-5