Form 10-Q
period 1998-03-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 1998-05-08
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended March 31, 1998

                   Commission File Number: 1-9916

                Freeport-McMoRan Copper & Gold Inc.

     Incorporated in Delaware                       74-2480931
                                       (IRS Employer Identification No.)

         1615 Poydras Street, New Orleans, Louisiana  70112

Registrant's telephone number, including area code: (504) 582-4000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On March 31, 1998, there were issued and outstanding 72,570,444 shares of the registrant's Class A Common Stock, par value $0.10 per share, and 108,333,838 shares of its Class B Common Stock, par value $0.10 per share.


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

Item 1. Financial Statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                CONDENSED BALANCE SHEETS (Unaudited)
                                          March 31,    December 31,
                                             1998          1997
                                          ----------    ----------
                                               (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents                 $   11,850    $    8,959
Accounts receivable                          163,969       129,611
Inventories                                  315,153       314,800
Prepaid expenses and other                     8,014         9,719
                                          ----------    ----------
  Total current assets                       498,986       463,089
  Property, plant and equipment, net       3,541,857     3,521,715
Investment in PT Smelting                     85,146        83,061
Other assets                                  95,407        84,344
                                          ----------    ----------
Total assets                              $4,221,396    $4,152,209
                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities  $  360,468    $  363,294
Current portion of long-term debt and
short-term borrowings                        105,188        80,852
Accrued income taxes                          37,752        31,519
                                          ----------    ----------
  Total current liabilities                  503,408       475,665
Long-term debt, less current portion:
  FCX and PT-FI credit facilities            367,000       250,000
  Senior notes                               570,000       570,000
  Infrastructure asset financings, net       647,049       664,506
  Rio Tinto loan                             439,399       464,360
  Atlantic Copper debt                       300,616       311,223
  Other notes payable                         41,557        48,041
Accrued postretirement benefits and other
liabilities                                  122,333       125,980
Deferred income taxes                        417,512       403,047
Minority interests                            65,604        60,488
Mandatory redeemable preferred stock         500,007       500,007
Stockholders' equity, including $10.2 million
of cumulative foreign currency translation
adjustments                                  246,911       278,892
                                          ----------    ----------
Total liabilities and stockholders'
equity                                    $4,221,396    $4,152,209
                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                  STATEMENTS OF INCOME (Unaudited)
                                            Three Months Ended
                                                 March 31,
                                          ------------------------
                                             1998          1997
                                          ----------    ----------
                                          (In Thousands, Except Per
                                                Share Amounts)
Revenues                                  $  396,132    $  523,780
Cost of sales:
Production and delivery                      185,858       249,486
Depreciation and amortization                 58,275        47,256
                                          ----------    ----------
  Total cost of sales                        244,133       296,742
Exploration expenses                           2,647         2,728
General and administrative expenses           19,548        26,702
                                          ----------    ----------
  Total costs and expenses                   266,328       326,172
                                          ----------    ----------
Operating income                             129,804       197,608
Interest expense, net                        (48,580)      (33,148)
Other income (expense), net                   (1,299)        1,998
                                          ----------    ----------
Income before income taxes and minority
interests                                     79,925       166,458
Provision for income taxes                   (37,156)      (78,605)
Minority interests in net income of
consolidated subsidiaries                     (7,142)      (16,032)
                                          ----------    ----------
Net income                                    35,627        71,821
Preferred dividends                           (9,035)       (9,370)
                                          ----------    ----------
Net income applicable to common stock     $   26,592    $   62,451
                                          ==========    ==========

Net income per share of common stock:
     Basic                                      $.15          $.31
                                          ==========    ==========
     Diluted                                    $.15          $.31
                                          ==========    ==========

Average common shares outstanding:
     Basic                                   181,251       201,334
                                          ==========    ==========
     Diluted                                 181,374       203,047
                                          ==========    ==========

Dividends paid per common share                 $.05         $.225
                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                STATEMENTS OF CASH FLOW (Unaudited)
                                             Three Months Ended
                                                 March 31,
                                          --------------------------
                                            1998            1997
                                          ----------      ----------
                                               (In Thousands)
Cash flow from operating activities:
Net income                                $   35,627      $   71,821
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation and amortization               58,275          47,256
  Deferred income taxes                       14,465          26,790
  Deferral of unearned income                      -          30,102
  Recognition of unearned income                   -         (29,606)
  Minority interests' share of net income      7,142          16,032
  Other                                       (9,314)         (9,187)
  (Increase) decrease in working capital:
    Accounts receivable                      (32,878)        (38,680)
    Inventories                                 (240)         20,994
    Prepaid expenses and other                 1,707          (2,658)
    Accounts payable and accrued
    liabilities                               12,003            (492)
    Accrued income taxes                       4,265         (58,245)
                                          ----------      ----------
  Increase in working capital                (15,143)        (79,081)
                                          ----------      ----------
Net cash provided by operating activities     91,052          74,127
                                          ----------      ----------

Cash flow from investing activities:
Capital expenditures:
  PT-FI                                      (94,741)       (123,777)
  Atlantic Copper                             (2,294)         (3,439)
  Investment in PT Smelting                   (2,553)         (8,232)
                                          ----------      ----------
Net cash used in investing activities        (99,588)       (135,448)
                                          ----------      ----------

Cash flow from financing activities:
Proceeds from Rio Tinto                        3,600         105,240
Proceeds from other debt                     127,863         102,123
Repayment of other debt                      (45,270)        (73,568)
Net proceeds from infrastructure
financing                                          -          27,344
Purchase of FCX common shares                (49,485)        (47,434)
Cash dividends paid:
  Common stock                                (9,083)        (45,416)
  Preferred stock                             (9,810)        (10,433)
  Minority interests                          (2,026)         (8,491)
Other                                         (4,362)            (98)
                                          ----------      ----------
Net cash provided by financing activities     11,427          49,267
                                          ----------      ----------
Net increase (decrease) in cash and cash
equivalents                                    2,891         (12,054)
Cash and cash equivalents at beginning of
year                                           8,959          37,118
                                          ----------      ----------
Cash and cash equivalents at end of
period                                    $   11,850      $   25,064
                                          ==========      ==========

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                   NOTES TO FINANCIAL STATEMENTS

1.        NEW ACCOUNTING STANDARDS
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share," which simplifies the computation of earnings per share (EPS). Freeport-McMoRan Copper & Gold Inc. (FCX) adopted SFAS 128 in the fourth quarter of 1997 and restated prior periods' EPS data as required by SFAS 128.

     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the net effect of dilutive stock options which represented 0.1 million shares and 1.7 million shares in the first quarter of 1998 and 1997, respectively.

Options to purchase common stock that were outstanding during the periods presented but were not included in the computation of diluted EPS totaled options for 10.1 million shares (including approximately 1.3 million stock appreciation rights for 1.3 million shares that were converted to an equivalent number of options in the first quarter of 1998) at an average exercise price of approximately $23 per share in first-quarter 1998 and options for 1.7 million shares at an average exercise price of approximately $35 per share in first-quarter 1997. These were excluded because the exercise prices for these options were greater than the average market price of the common shares during the period. The FCX convertible preferred stock outstanding was not included in the computation of diluted EPS because including the conversion of these shares would have increased EPS. The preferred stock was convertible into 11.7 million shares of common stock in 1998 and 1997. Dividends accrued on convertible preferred stock totaled $5.3 million in 1998 and 1997.

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity, of which FCX only has cumulative foreign currency translation adjustments. There were no changes to the cumulative foreign currency translation adjustments balance during the periods presented. SFAS 130 is effective for 1998 and adoption of this standard had no effect on FCX's financial position or results of operations.

2.   FINANCIAL CONTRACTS
At certain times, FCX has entered into financial contracts to manage certain risks resulting from fluctuations in commodity prices (primarily copper and gold), foreign currency exchange rates and interest rates by creating offsetting exposures. Costs or premiums and gains or losses on the contracts, including closed contracts, are recognized with the hedged transaction. Also, gains or losses are recognized if the hedged transaction is no longer expected to occur or if deferral criteria are not met. FCX monitors its credit risk on an ongoing basis and considers this risk to be minimal because its contracts are with a diversified group of financially strong counterparties.

     At March 31, 1998, FCX had redeemable preferred stock indexed to commodities, deferred costs on closed foreign currency option contracts, open foreign currency forward contracts, open forward copper sales and purchase contracts, and interest rate swap contracts. Redeemable preferred stock indexed to commodities is treated as a hedge of future production and is carried at its original issue value. As principal payments occur, differences between the carrying value and the payment will be recorded as an adjustment to revenues.

     FCX hedges a portion of its anticipated Spanish peseta, Indonesian rupiah and Australian dollar cash outflows with foreign currency forward contracts. Changes in market value of foreign currency forward contracts which protect anticipated transactions are recognized in the period incurred. Atlantic Copper, S.A., a wholly owned subsidiary of FCX enters into future contracts to hedge its price risk whenever its physical purchases and sales pricing periods do not match. Gains and losses on futures contracts are recognized with the hedged transaction. FCX has interest rate swap contracts to limit the effect of increases in the interest rates on floating rate debt. The costs associated with these contracts are amortized to interest expense over the terms of the agreements.

3.   INTEREST COST
Interest expense excludes capitalized interest of $10.1 million in the first quarter of 1998 and $1.7 million in the first quarter of 1997.

4.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first three months of 1998 and 1997 was 2.2 to 1 and 5.7 to 1, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

                       ----------------------

                              Remarks

The information furnished herein should be read in conjunction with FCX's financial statements contained in its 1997 Annual Report to stockholders and incorporated by reference in its Annual Report on Form 10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.



              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of
Freeport-McMoRan Copper & Gold Inc.:

     We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware corporation) as of March 31, 1998, and the related statements of income and cash flow for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 1997, and the related statements of income, shareholders' equity and cash flow for the year then ended (not presented herein), and, in our report dated January 20, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                           /s/ ARTHUR ANDERSEN LLP

New Orleans, Louisiana
April 21, 1998

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

OVERVIEW
Freeport-McMoRan Copper & Gold Inc. (FCX) operates through its majority-owned subsidiaries, P.T. Freeport Indonesia Company (PT-FI) and P.T. Irja Eastern Minerals Corporation (Eastern Mining), and through Atlantic Copper, S.A. (Atlantic), a wholly owned subsidiary. PT-FI's operations involve mineral exploration and development, mining and milling of ore containing copper, gold and silver in Irian Jaya, Indonesia and the worldwide marketing of concentrates containing those metals. PT-FI also has a 25 percent interest in P.T. Smelting Co. (PT Smelting), an Indonesian company formed to construct and operate a copper smelter and refinery in Gresik, Indonesia. Eastern Mining conducts mineral exploration activities in Irian Jaya. Atlantic is engaged in the smelting and refining of copper concentrates in Spain and the marketing of refined copper products.

     Summary comparative results for the first-quarter periods follow (in millions, except per share amounts):

                                              First Quarter
                                             ---------------
                                              1998     1997
                                             ------   ------
Revenues                                     $396.1   $523.8
Operating income                              129.8    197.6
Net income applicable to common stock          26.6     62.5
Diluted net income per share of common stock    .15      .31

     FCX's revenues include PT-FI's sale of copper concentrates, which also contain significant amounts of gold, and the sale of copper cathodes and wire rod by Atlantic. FCX's revenues and net income vary significantly with fluctuations in the market prices of copper and gold and other factors. At various times, in response to market conditions, FCX has entered into copper and gold price protection contracts for some portion of its expected future mine production to mitigate the risk of adverse price fluctuations (see "PT-FI Outlook and Price Protection Program"). FCX currently has no copper or gold price protection contracts relating to its mine production. Based on PT-FI's projected 1998 sales volumes, a $0.01 per pound change in the average price realized on copper sales would have an approximate $14 million impact on revenues and an approximate $7 million impact on net income. A $10 per ounce change in the average price realized on PT-FI annual gold sales would have an approximate $22 million impact on revenues and an approximate $11 million impact on net income.

     Lower first-quarter 1998 revenues primarily reflect significantly lower copper and gold realizations, partially offset by higher sales volumes at PT-FI because of increased production from the "fourth concentrator mill expansion" which is currently in its start-up phase. First-quarter 1998 revenues benefited by $18.0 million ($8.8 million to net income or $0.05 per share) from repricing December
31, 1997 "open" concentrate sales, while the first-quarter 1997 period benefited from copper put option contracts, forward gold sales and re-pricing December 31, 1996 open concentrate sales, which collectively provided $68.7 million to first-quarter 1997 revenues ($33.5 million to net income or $0.16 per share).

     Cost of sales for 1998 decreased $52.6 million compared with the 1997 quarter primarily because of lower labor costs reflecting the devaluation of the Indonesian rupiah, economies of scale associated with the PT-FI expansion and cost reduction efforts, partially offset by higher sales volumes and an increase in the PT-FI depreciation rate resulting from additional capital assets being subject to depreciation. Exploration costs are now being shared 60 percent by FCX and 40 percent by Rio Tinto plc (Rio Tinto) in all exploration areas except PT-FI's Block A where $7.8 million remains to be applied against Rio Tinto's $100 million exploration funding received in 1996. General and administrative expenses in the 1998 period were lower primarily because of cost sharing with Rio Tinto, cost reduction efforts and lower employee costs. Increased net interest expense primarily reflects higher average debt levels. The lower provision for income taxes and minority interests charges in first-quarter 1998 compared with the 1997 period primarily reflect reduced net income levels at PT-FI.

RESULTS OF OPERATIONS
FCX has two operating segments: "mining and exploration" and "smelting and refining." The mining and exploration segment includes PT-FI's copper and gold mining operations in Indonesia and the Indonesian exploration activities of both PT-FI and Eastern
Mining. The smelting and refining segment includes Atlantic's operations in Spain and PT-FI's equity investment in PT Smelting. Summary comparative operating income for the first-quarter periods follows (in millions):

                                               First Quarter
                                          ----------------------
                                             1998       1997
                                          ----------  ----------
Mining and exploration                    $    121.0  $    183.0
Smelting and refining                           11.4         3.7
Intercompany eliminations and other a           (2.6)       10.9
                                          ----------  ----------
  FCX operating income                    $    129.8  $    197.6
                                          ==========  ==========

a. Profit on PT-FI sales to Atlantic is reflected in FCX's consolidated results upon completion of the smelting and refining prcess. Additional profits recognized on PT-FI's sales to Atlantic totaled $1.0 million in the first quarter of 1998 and $15.1 million in the first quarter of 1997. Concentrate sales to Atlantic may cause fluctuations in FCX's consolidated quarterly earnings depending on the timing of the shipments and prices.

MINING AND EXPLORATION
A summary of increases (decreases) in PT-FI revenues between the periods follows (in millions):

                                                      First
                                                     Quarter
                                                    ----------
    Sales volumes:
       Copper                                       $     36.4
       Gold                                               18.1
    Price realizations:
       Copper                                           (100.6)
        Gold                                             (42.3)
    Adjustments to prior period open sales               (26.4)
    Treatment charges, royalties and other                 7.1
                                                    ----------
    Net decrease in PT-FI revenues from prior-year
    quarter                                         $   (107.7)
                                                    ==========
     PT-FI's first-quarter 1998 revenues benefited from a 13 percent increase in copper sales volumes and a 12 percent increase in gold sales volumes, offset by a 31 percent decline in copper realizations and a 26 percent decline in gold realizations. PT-FI's first-quarter 1997 realizations benefited from copper put option contracts and forward gold sales which collectively added a net $31.8 million to revenues (see further discussion below). PT-FI's 1998 revenues included net upward adjustments on prior period open concentrate sales of $18.6 million compared with $45.0 million in 1997. Treatment charges increased because of higher sales volumes, but were offset by lower royalties. Treatment rates for a significant portion of PT-FI's 1998 projected sales were negotiated in the fourth quarter of 1997 based on current market conditions. Additionally, royalties and a portion of treatment charges vary with the price of copper.

     PT-FI Outlook and Price Protection Program. PT-FI has commitments from various parties, including Atlantic, to purchase virtually all of its expected 1998 production at market prices. PT-FI's share of sales for the second quarter of 1998 is projected to approximate 335 million pounds of copper and 450,000 ounces of gold. PT-FI's share of sales for 1998 is projected to approximate 1.4 billion pounds of copper and 2.2 million ounces of gold. Copper and gold sales for 1998 reflect production at greater than mine-life grades during the year.

     The significant decline in gold prices in early 1997 increased the value of PT-FI's forward gold sales contracts covering 876,000 ounces of gold at an average price of $376.08 per ounce from February 1997 through August 1997. In February 1997, PT-FI closed these contracts and received $30.1 million cash. As a result, PT-FI reported gold revenues through August 1997 at a higher price than realized under its contract terms with customers, but PT-FI no longer has forward gold sales positions. PT-FI recognized $14.1 million of gold revenues from forward sales contracts during the first quarter of 1997. PT-FI has suspended its program of selling gold forward on a six-month basis but may reinstate the program in the future. Future gold sales will be priced at current market prices as long as the forward sales program is suspended. The closing London Bullion Market Association spot gold price was $307.45 per ounce on April 20, 1998.

     The significant decline in copper prices during 1996 increased the value of put option contracts that PT-FI purchased under its price protection program to provide a floor price of $0.90 per pound for essentially all copper sales through the second quarter of 1997 at an average cost of approximately $0.02 per pound. During the third quarter of 1996, PT-FI sold all of its put option contracts covering approximately 1.2 billion pounds of copper for $97.2 million cash.
As a result, PT-FI reported copper revenues through June 30, 1997 at a higher price than realized under its copper concentrate sales contracts, but PT-FI no longer has any price protection on its future copper sales. As conditions warrant, PT-FI may enter into new contracts for its future copper sales. PT-FI recognized a net $17.7 million of additional copper revenues in the first quarter of 1997 from the sale of its put option contracts.

     PT-FI's concentrate sales agreements, with regard to copper, provide for provisional billings at the time of shipment with final settlement generally based on the average London Metal Exchange
(LME) price for a specified future month. Copper revenues on provisionally priced open pounds are adjusted monthly based on then current prices. At March 31, 1998, FCX had consolidated copper sales totaling 214.3 million pounds recorded at an average price of $0.78 per pound remaining to be finally priced. Approximately 90 percent of these open pounds are expected to be finally priced during the second quarter of 1998 with the remaining pounds to be priced during the third quarter of 1998. A one cent movement in the average price used for these open pounds will have an approximate $1 million impact on FCX's 1998 net income.

PT-FI Operating Results.
                                               First Quarter
                                          ----------------------
                                             1998        1997
                                          ----------  ----------
Ore milled (metric tons per day, MTPD)       166,000     124,000
Copper grade (%)                                1.26        1.26
Gold grade (grams per metric ton)               1.41        1.33
Recovery rate (%)
    Copper                                      86.9        84.3
    Gold                                        82.8        76.4
Copper
  Production (000s of recoverable pounds)    288,900a    252,500
  Sales (000s of recoverable pounds)         288,200b    256,100
  Average realized price                        $.78       $1.13c
Gold
  Production (recoverable ounces)            433,000a    350,600
  Sales (recoverable ounces)                 419,800b    373,500
  Average realized price                     $290.12     $390.80d

Gross profit per pound of copper (cents):
Average realized price                          78.3       113.2c
                                          ----------  ----------
Production costs:
  Site production and delivery                  35.7        59.3
  Gold and silver credits                      (42.1)      (56.2)
  Treatment charges                             24.6        25.5
  Royalty on metals                              1.1         3.2
                                          ----------  ----------
    Cash production costs                       19.3        31.8
  Depreciation and amortization                 17.0        15.0
                                          ----------  ----------
    Total production costs                      36.3        46.8
                                          ----------  ----------
Revenue adjustments e                            6.4        15.2
                                          ----------  ----------
Gross profit per pound of copper                48.4        81.6
                                          ==========  ==========

a.   Amounts are PT-FI's share of aggregate production totaling
347.4 million pounds of copper and 543,400 ounces of gold.
b. Amounts are PT-FI's share of aggregate sales totaling 341.5 million pounds of copper and 516,500 ounces of gold.
c.   Amount was $1.04 before hedging adjustments.
d.   Amount was $351.79 before hedging adjustments.
e. Reflects adjustments to PT-FI revenues for prior period concentrate sales, and amortization of the price protection program cost in the first quarter of 1997.

     Unit site production and delivery costs in the first quarter of 1998 averaged $0.36 per pound of copper, 40 percent below the $0.59 per pound reported in the first quarter of 1997 because of lower labor costs reflecting the devaluation of the Indonesian rupiah, lower power costs, economies of scale from the fourth concentrator mill expansion and cost reduction efforts. Higher gold grades, recovery rates and sales volumes in 1998 were offset by a 26 percent decline in gold realizations and resulted in lower gold credits compared with 1997. Unit treatment charges were lower in the 1998 period primarily because of lower price participation which varies with the price of copper. On metal produced from mill throughput up to 200,000 MTPD, PT-FI's copper royalty rate varies from 1.5 percent, at a copper price of $0.90 or less, to 3.5 percent, at a copper price over $1.10, on copper net revenue. The gold and silver royalty rate is 1.0 percent. On metal produced from mill throughput in excess of 200,000 MTPD, PT-FI's copper royalty rate varies from
3.0 percent, at a copper price of $0.90 or less, to 7.0 percent, at a copper price over $1.10, on copper net revenue. The gold and silver royalty rate is 2.0 percent. At a gold price of $300 per ounce, PT-FI's 1998 average unit cash production costs, including gold and silver credits, are expected to be less than $0.20 per pound of copper.

     PT-FI's depreciation rate of 17.0 cents per pound for 1998 reflects an increase over the 1997 rate for a half year of depreciation on the fourth concentrator mill expansion and other capital additions.

     FCX conducts the majority of its operations in Indonesia and Spain where its functional currencies are U.S. dollars. All of FCX's revenues are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in either
Indonesian rupiah, Australian dollars or Spanish pesetas.
Generally, FCX's results are positively affected when the U.S.
dollar strengthens against these foreign currencies and adversely affected when the U.S. dollar weakens against these foreign currencies.

     Over the past several years, and more dramatically in the second half of 1997 and the first quarter of 1998, the Indonesian rupiah weakened against the U.S. dollar. During the first quarter of 1998 PT-FI recorded losses totaling $5.4 million related to its rupiah denominated net assets. Operationally PT-FI has benefited from this weakening primarily through lower labor costs. During the first quarter of 1998, PT-FI began a currency hedging program to reduce its exposure to changes in the Indonesian rupiah and Australian dollar by entering into foreign currency forward contracts to hedge a portion of its anticipated payments in these currencies. At March 31, 1998, these contracts hedged 95 billion of rupiah payments and 56.8 million of Australian dollar payments through December 1998. PT-FI recorded net gains to production costs in the first quarter of 1998 totaling $1.3 million related to these contracts.

     Assuming estimated 1998 rupiah payments of 500 billion and a March 31, 1998 exchange rate of 8,300 rupiah to one U.S. dollar, a one thousand rupiah increase in the exchange rate could result in an approximate $6 million decrease in costs and a one thousand rupiah decrease in the exchange rate could result in an approximate $8 million increase in costs before any hedging effects.

Rio Tinto Joint Venture
Pursuant to the Rio Tinto joint venture, Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold, and silver through 2021 from expansion of PT-FI's existing mining and milling capacity financed by Rio Tinto. To finance the fourth concentrator mill expansion, Rio Tinto provided a $450 million nonrecourse loan to PT-FI. Incremental cash flow attributable to such expansion project is now being shared on the basis of 60 percent to PT-FI and 40 percent Rio Tinto. PT-FI has assigned its interest in its share of incremental cash flow to Rio Tinto until Rio Tinto receives an amount of funds equal to the funds loaned to PT-FI plus interest based on Rio Tinto's cost of borrowing. The incremental production from the expansion, as well as production from PT-FI's existing operations, are sharing proportionately in operating, nonexpansion capital and administrative costs. PT-FI will continue to receive 100 percent of the cash flow from specified annual amounts of copper, gold and silver through 2021 calculated by reference to its proved and probable reserves as of December 31, 1994.

Exploration Activities
FCX continues an aggressive exploration program in Irian Jaya, in the Block A and Block B areas of PT-FI's Contract of Work (COW), and in the Eastern Mining COW. In Block A, which contains PT-FI's mining and milling operations, delineation drilling is currently under way at Kucing Liar, Deep Grasberg and DOZ. Reconnaissance work also began in the first quarter of 1998 on several prospects in the southern part of Block A. In Block B, a pre-feasibility study at the Wabu Ridge Gold Project is nearing completion. At current gold prices, the existing known resource at Wabu is not believed to be economically feasible to develop at this time. Elsewhere in Block B, condemnation work in anticipation of the final land relinquishment in December 1998 is essentially complete and efforts are now being focused on the most promising prospects. In the Eastern Mining COW areas, geologic mapping and sampling have identified several new targets which will be scheduled for drilling during early 1998.

SMELTING AND REFINING
Atlantic Operating Results.
                                              First Quarter
                                            ------------------
                                              1998      1997
                                            --------  --------
Revenues (in millions)                        $188.5    $222.1
Operating income (in millions)                 $11.9      $3.7
Concentrate treated (metric tons)            249,900   232,400
Anode production (000s of pounds)            164,000   155,700
Cathode and wire rod sales (000s of pounds)  131,100   121,600
Gold sales in anodes and slimes (ounces)     173,900   123,000

     Atlantic reported lower revenues and cost of sales in the 1998 period because of lower copper and gold prices. Operating income increased by $8.2 million over the 1997 quarter, reflecting record quarterly volumes of concentrate treated, higher cathode and wire rod sales volumes and lower unit costs compared with the 1997 quarter. Atlantic reached its full production capacity of 270,000 metric tons of metal per year in June 1996 and completed a $13.0 million "debottlenecking" project in June 1997 which increased annual production capacity by 20,000 metric tons. As a result, Atlantic treated 8 percent more concentrate in the first quarter of 1998 compared with the first quarter of 1997. Atlantic also benefited from higher treatment and refining rates in the first quarter of 1998 ($0.26 per pound in first-quarter 1998 compared with $0.25 per pound in first-quarter 1997). Cathode cash production costs of $0.12 per pound in the 1998 quarter were 8 percent lower than the $0.13 per pound reported in the 1997 quarter. Higher treatment charges, which negatively affect PT-FI, benefit Atlantic and vice versa. The effect of an equivalent change in treatment charges on PT-FI and Atlantic largely offset in FCX's consolidated financial results, after taking into account income taxes and minority interests.

     A portion of Atlantic's operating costs and certain Atlantic assets and liabilities are denominated in Spanish pesetas. Based on estimated 1998 peseta payments of 15 billion and a March 31, 1998 exchange rate of 157 pesetas to one U.S. dollar, a ten peseta increase in the exchange rate could result in an approximate $6 million decrease in costs and a ten peseta decrease in the exchange rate could result in an approximate $6 million increase in costs before any hedging effects. FCX's other income included currency translation gains totaling $2.2 million in the first quarter of 1998 and $9.6 million in the first quarter of 1997 related to net peseta-denominated liabilities.

     Atlantic has a currency hedging program to reduce its exposure to changes in the U.S. dollar and Spanish peseta exchange rate that involves foreign currency forward contracts. These contracts currently hedge approximately 80 percent of Atlantic's projected net peseta cash outflows through April 1999. In addition to the currency translation gains noted above, Atlantic recorded losses to other income related to its foreign currency contracts totaling $2.0 million in the first quarter of 1998 and $4.5 million in the first quarter of 1997.

OTHER FINANCIAL RESULTS
The FCX/Rio Tinto joint ventures incurred $8.7 million of exploration costs in the 1998 first quarter, compared with $13.5 million in the 1997 quarter, as the joint ventures continue to explore aggressively the COW areas. FCX reported $2.6 million of exploration expense in the first quarter of 1998 primarily for exploration costs incurred in the Eastern Mining and PT-FI Block B areas. Costs in these areas are now being shared 60 percent by FCX and 40 percent by Rio Tinto. The 1997 quarter primarily included only exploration costs incurred in the Eastern Mining area. Approximately $7.8 million in PT-FI's Block A remains to be applied to the Rio Tinto $100 million exploration funding received in 1996.

     First quarter 1998 general and administrative expenses declined 27 percent compared with the prior year period primarily because of the effect of sharing these costs with Rio Tinto pursuant to joint venture agreements, initiatives to reduce costs and a decline in executive compensation.

     FCX's total interest cost (before capitalization) rose to $58.7 million for the 1998 quarter from $34.8 million in the 1997 quarter because of an increase in debt levels associated with the expansions and the FCX share purchase programs. FCX capitalized $10.1 million of interest costs in the first quarter of 1998 and $1.7 million of interest costs in the first quarter of 1997 primarily for the fourth concentrator mill expansion project, which is now in the start-up phase.

     FCX's effective tax rate was 46 percent for the first quarter of 1998 and 47 percent for the first quarter of 1997. PT-FI's COW provides a 35 percent income tax rate and a 10 percent withholding on dividends paid to FCX by PT-FI and on interest for debt incurred after the signing of the COW. The withholding rate declined from 15 percent to 10 percent beginning February 1997 because of an amendment to the United States/Indonesia tax treaty. No income taxes are recorded at Atlantic, which is subject to taxation in Spain, because it has not generated taxable income in recent years and it has a substantial tax loss carryforward.

CAPITAL RESOURCES AND LIQUIDITY
FCX's primary sources of cash are operating cash flows and borrowings, while its primary cash outflows include capital expenditures, dividends and purchases of its common stock. Net cash provided by operating activities was $91.1 million for the first quarter of 1998, compared with $74.1 million for the 1997 period. Net cash used in investing activities of $99.6 million in the 1998 period, compared with $135.4 million in the 1997 period, primarily for PT-FI capital expenditures. Net cash provided by financing activities totaled $11.4 million in 1998 compared with $49.3 million in 1997.

Operating Activities. Lower net income in the first quarter of 1998 was offset by working capital changes that resulted in first-quarter 1998 net cash provided by operating activities increasing by $16.9 million over the year-ago quarter. PT-FI collected $30.1 million from closed gold forward sales contracts in 1997 and recognized $29.6 million of gains on the closed gold forward sales contracts and copper put options contracts sold in 1996. The net increase in working capital for the first quarter of 1998 primarily reflects a decrease related to provisional payments on sales contracts, while the net increase in working capital for the first quarter of 1997 primarily reflects the payment of accrued income taxes.

Investing Activities. FCX's 1998 capital expenditures were lower compared to the 1997 period primarily because of the near completion of PT-FI's fourth concentrator mill expansion. PT-FI's capital expenditures for the remainder of 1998 are expected to approximate $200-$250 million, representing primarily mine and mill sustaining capital and long-term enhancement projects. Funding is expected to be provided by operating cash flow and PT-FI's bank credit facilities ($612.0 million commitment available at April 20, 1998, subject to $522.9 million borrowing base availability).

     Construction of PT Smelting's 200,000 metric tons of metal per year copper smelter/refinery complex in Gresik, Indonesia is progressing on schedule and within budget. The estimated aggregate project cost, before working capital requirements, is approximately $625 million. This project is being financed by a $300 million nonrecourse term loan and a $110 million working capital facility from a group of commercial banks. The remaining funding is being provided pro rata by PT-FI (25 percent) and the other owners (75 percent). Completion of the facility is expected in mid-1998 with first production and sales expected in the fourth quarter of 1998 followed by a ramp-up to design capacity over an approximate 24 month period. FCX anticipates that after this ramp-up, PT-FI will sell approximately 50 percent of its annual concentrate production to Atlantic and PT Smelting at market prices.

Financing Activities. Net proceeds from debt totaled $131.5 million in the first quarter of 1998 and $207.4 million in the first quarter of 1997, including $3.6 million and $105.2 million, respectively, of nonrecourse borrowings from Rio Tinto. In March 1997, PT-FI completed the final $75 million sale of infrastructure assets to joint ventures owned one-third by PT-FI and two-thirds by ALatieF, an Indonesian investor. The sales to the ALatieF joint ventures totaled $270.0 million during the period from December 1993 to March 1997.

     In August 1997 FCX announced a new open market share purchase program for an additional 20 million shares of its Class A and Class B common shares, bringing the total shares approved for purchase under the open market share purchase programs to 40 million. During the first quarter of 1998, FCX acquired 3.4 million of its shares for $49.5 million (an average of $14.77 per share) under its open market share purchase programs. From inception of these programs through April 20, 1998, FCX has purchased a total of 33.5 million shares for $818.2 million (an average of $24.41 per share) and approximately 6.5 million shares remain available under the programs. The timing of future purchases is dependent upon many factors, including the price of common shares, the company's business and financial position, and general economic and market conditions.

CAUTIONARY STATEMENT
Management's discussion and analysis of financial condition and results of operations contains forward-looking statements regarding copper and gold sales volumes, exploration activities, capital expenditures, PT Smelting's smelter/refinery costs and the availability of financing. Important factors that may cause future results to differ from FCX's expectations include unanticipated declines in the average grades of ore mined, unanticipated milling and other processing problems, the speculative nature of mineral exploration, fluctuations in interest rates and other adverse financial market conditions, and other factors described in more detail under the heading "Cautionary Statements" in FCX's Form 10-K for the year ended December 31, 1997.

                        --------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Stockholders of the Company was held May 5, 1998 (the Annual Meeting). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     (b) At the Annual Meeting, Leon A. Davis, James R. Moffett, George Putnam, and B. M. Rankin, Jr. were elected to serve until the 2001 Annual Meeting of Stockholders. In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Robert W. Bruce III, Robert A. Day, William B. Harrison, Jr., J. Bennett Johnston, Henry A. Kissinger, Bobby Lee Lackey, Rene L. Latiolais, Jonathan C. A. Leslie, George A. Mealey, Gabrielle K. McDonald and J. Taylor Wharton.

     (c)  At the Annual Meeting, holders of the Company's Class A
Common Stock and the Company's Preferred Stock, voting as a class, elected one director with the number of votes cast for or withheld from the nominee as follows:

            Name                 For         Withheld
            ----                 ---         --------
        Leon A. Davis        63,494,687       252,809

At the Annual Meeting, holders of shares of the Company's Class B
Common Stock elected three directors with the number of votes cast for or withheld from each nominee as follows:

            Name                   For       Withheld
            ----                   ---       --------
        James R. Moffett      92,358,920     1,933,843
        George Putnam         92,441,302     1,851,461
        B. M. Rankin, Jr.     92,452,872     1,839,891

With respect to the election of directors, there were no abstentions or broker non-votes.

     At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP to act as the independent auditors to audit the financial statements of the Company and its subsidiaries for the year 1998. Holders of 156,413,175 shares voted for, holders of 341,460 shares voted against and holders of 280,144 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

     At the Annual Meeting, the stockholders voted on and rejected a stockholder proposal to eliminate the classification of the Company's board of directors. Holders of 38,844,648 shares voted for, holders of 97,389,470 shares voted against and holders of 1,925,992 shares abstained from voting on, such proposal. There were 18,874,669 broker non-votes with respect to such proposal.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) The exhibits to this report are listed in the Exhibit Index beginning on Page E-1 hereof.

          (b) During the quarter for which this report is filed, the registrant filed three Current Reports on Form 8-K, dated January 6, 1998 and March 27, 1998 reporting information under Item 5 and dated March 17, 1998 reporting information under Item 7.

                             SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              FREEPORT-McMoRan COPPER & GOLD INC.



                              By:  /s/ C. Donald Whitmire, Jr.
                                   ---------------------------
                                       C. Donald Whitmire, Jr.
                                   Vice President and
                                   Controller-Financial Reporting
                                   (authorized signatory and
                                   Principal Accounting Officer)

Date:  May 8, 1998

                Freeport-McMoRan Copper & Gold Inc.
                           EXHIBIT INDEX

Exhibit
Number                               Description

2.1 Agreement, dated as of May 2, 1995 by and between Freeport-McMoRan Inc. (FTX) and FCX and The RTZ Corporation PLC, RTZ Indonesia Limited, and RTZ America, Inc. (the Rio Tinto Agreement). Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of FTX dated as of May 26, 1995.

2.2   Amendment dated May 31, 1995 to the Rio Tinto Agreement.
      Incorporated by reference to Exhibit 2.1 to the Quarterly
      Report on Form 10-Q of FTX for the quarter ended June 30, 1995.

2.3 Distribution Agreement dated as of July 5, 1995 between FTX and FCX. Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of FTX for the quarter ended September 30, 1995 (the FTX 1995 Third Quarter Form 10-Q).

3.1   Composite copy of the Certificate of Incorporation of FCX.
      Incorporated by reference to Exhibit 3.1 to the Quarterly
      Report on Form 10-Q of FCX for the quarter ended June 30, 1995 (the FCX 1995 Second Quarter Form 10-Q).

3.2 By-Laws of FCX. Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1996 (the FCX 1996 Form 10-K).

4.1   Certificate of Designations of the Step-Up Convertible
      Preferred Stock of FCX.  Incorporated by reference to Exhibit
      4.2 to the FCX 1995 Second Quarter Form 10-Q.

4.2 Deposit Agreement dated as of July 1, 1993 among FCX, ChaseMellon Shareholder Services, L.L.C. (ChaseMellon), as Depositary, and holders of depositary receipts (Step-Up Depositary Receipts) evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Step-Up Convertible Preferred Stock. Incorporated by reference to
      Exhibit 4.5 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1993 (the FCX 1993 Form 10-K).

4.3 Form of Step-Up Depositary Receipt. Incorporated by reference to Exhibit 4.6 to the FCX 1993 Form 10-K.

4.4 Certificate of Designations of the Gold-Denominated Preferred Stock of FCX. Incorporated by reference to Exhibit 4.3 to the FCX 1995 Second Quarter Form 10-Q.

4.5 Deposit Agreement dated as of August 12, 1993 among FCX, ChaseMellon, as Depositary, and holders of depositary receipts (Gold-Denominated Depositary Receipts) evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Gold-Denominated Preferred Stock. Incorporated by reference to Exhibit 4.8 to the FCX 1993 Form 10-K.

4.6 Form of Gold-Denominated Depositary Receipt. Incorporated by reference to Exhibit 4.9 to the FCX 1993 Form 10-K.

4.7 Certificate of Designations of the Gold-Denominated Preferred Stock, Series II (the Gold-Denominated Preferred Stock II) of FCX. Incorporated by reference to Exhibit 4.4 to the FCX 1995 Second Quarter Form 10-Q.

4.8 Deposit Agreement dated as of January 15, 1994, among FCX, ChaseMellon, as Depositary, and holders of depositary receipts (Gold-Denominated II Depositary Receipts) evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Gold-Denominated Preferred Stock II. Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 1994 (the FCX 1994 First Quarter Form 10-Q).

4.9 Form of Gold-Denominated II Depositary Receipt. Incorporated by reference to Exhibit 4.3 to the FCX 1994 First Quarter Form 10-Q.

4.10  Certificate of Designations of the Silver-Denominated
      Preferred Stock of FCX.   Incorporated by reference to Exhibit
      4.5 to the FCX 1995 Second Quarter Form 10-Q.

4.11 Deposit Agreement dated as of July 25, 1994 among FCX, ChaseMellon, as Depositary, and holders of depositary receipts (Silver-Denominated Depositary Receipts) evidencing certain Depositary Shares, each of which, in turn, initially represents 0.025 shares of Silver-Denominated Preferred Stock. Incorporated by reference to Exhibit 4.2 to the July 15, 1994 Form 8-A.

4.12 Form of Silver-Denominated Depositary Receipt. Incorporated by reference to Exhibit 4.1 to the July 15, 1994, Form 8-A.

4.13 $550 million Composite Restated Credit Agreement dated as of July 17, 1995 (the PT-FI Credit Agreement) among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, Chemical Bank, as administrative agent and FCX collateral agent, and The Chase Manhattan Bank (National Association), as documentary agent. Incorporated by reference to Exhibit 4.16 to the Annual Report of FCX on Form 10-K for the year ended December 31, 1995 (the FCX 1995 Form 10-K).

4.14 Amendment dated as of July 15, 1996 to the PT-FI Credit Agreement among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, Chemical Bank, as administrative agent and FCX collateral agent, and The Chase Manhattan Bank (National Association), as documentary agent. Incorporated by reference to Exhibit 4.2 to the Quarterly Report of FCX on Form 10-Q for the quarter ended September 30, 1996 (the FCX 1996 Third Quarter Form 10-Q).

4.15 Amendment dated as of October 9, 1996 to the PT-FI Credit Agreement among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, The Chase Manhattan Bank (formerly Chemical Bank), as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank (as successor to The Chase Manhattan Bank (National Association)), as documentary agent. Incorporated by reference to Exhibit
      10.2 to the Current Report on Form 8-K of FCX dated and filed November 13, 1996 (the FCX November 13, 1996 Form 8-K).

4.16 Amendment dated as of March 7, 1997 to the PT-FI Credit Agreement among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, The Chase Manhattan Bank, as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank, as documentary agent. Incorporated by reference to Exhibit 4.16 to the Annual Report of FCX on Form 10-K for the year ended December 31, 1997 (the FCX 1997 Form 10-K).

4.17 Amendment dated as of July 24, 1997 to the PT-FI Credit Agreement among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, The Chase Manhattan Bank, as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank, as documentary agent. Incorporated by referene to Exhibit 4.17 to the FCX 1997 Form 10-K.

4.18  $200 million Credit Agreement dated as of June 30, 1995 (the
      CDF) among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, Chemical Bank, as administrative agent and FCX collateral agent, The Chase Manhattan Bank (National Association), as documentary agent. Incorporated by reference to Exhibit 4.2 to the FCX 1995 Third Quarter Form 10-Q.

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

4.21 Amendment dated as of March 7, 1997 to the CDF among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, The Chase Manhattan Bank, as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank, as documentary agent. Incorporated by reference to
      Exhibit 4.21 to the FCX 1997 Form 10-K.

4.22 Amendment dated as of July 24, 1997 to the CDF among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, The Chase Manhattan Bank, as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank, as documentary agent. Incorporated by reference to
      Exhibit 4.22 to the FCX 1997 Form 10-K.

4.23 Senior Indenture dated as of November 15, 1996 from FCX to The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated November 13, 1996 and filed November 15, 1996.

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

10.7 Put and Guaranty Agreement dated as of March 21, 1997 between FCX and The Chase Manhattan Bank. Incorporated by reference to Exhibit 10.7 to the FCX 1997 Form 10-K.

10.8 Subordinated Loan Agreement dated as of March 21, 1997 between FCX and PT Nusamba Mineral Industri. Incorporated by reference to Exhibit 10.8 to the FCX 1997 Form 10-K.

10.9  Amended and Restated Power Sales Agreement dated as of
      December 18, 1997 between PT-FI and P.T. Puncakjaya Power.
      Incorporated by reference to Exhibit 10.9 to the FCX 1997 Form
      10-K.

10.10 Option, Mandatory Purchase and Right of First Refusal
      Agreement dated as of December 19, 1997 among PT-FI, P.T.
      Puncakjaya Power, Duke Irian Jaya, Inc., Westcoast Power, Inc. and P.T. Prasarana Nusantara Jaya. Incorporated by reference to Exhibit 10.10 to the FCX 1997 Form 10-K.

      Executive Compensation Plans and Arrangements (Exhibits 10.11
      through 10.28)

10.11 Annual Incentive Plan of FCX. Incorporated by reference to
      Exhibit 10.8 to the FCX 1996 Form 10-K.

10.12 1995 Long-Term Performance Incentive Plan of FCX.
      Incorporated by reference to Exhibit 10.9 to the FCX 1996 Form
      10-K.

10.13 FCX Performance Incentive Awards Program. Incorporated by reference to Exhibit 10.7 to the FCX 1995 Form 10-K.

10.14 FCX President's Award Program.  Incorporated by reference to
      Exhibit 10.8 to the FCX 1995 Form 10-K.

10.15 FCX Adjusted Stock Award Plan, as amended. Incorporated by reference to Exhibit 10.15 to the 1997 FCX Form 10-K.

10.16 FCX 1995 Stock Option Plan.  Incorporated by reference to
      Exhibit 10.13 to the FCX 1996 Form 10-K.

10.17 FCX 1995 Stock Option Plan for Non-Employee Directors, as amended. Incorporated by reference to Exhibit 10.17 to the FCX 1997 Form 10-K.

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

10.21 Consulting Agreement dated as of December 22, 1988 between FTX and Kissinger Associates, Inc. (Kissinger Associates).
      Incorporated by reference to Exhibit 10.21 to the FCX 1997
      Form 10-K.

10.22 Letter Agreement dated May 1, 1989 between FTX and Kent
      Associates, Inc. (Kent Associates, predecessor in interest to Kissinger Associates). Incorporated by reference to Exhibit
      10.22 to the FCX 1997 Form 10-K.

10.23 Letter Agreement dated January 27, 1997 among Kissinger
      Associates, Kent Associates, FTX, FCX and FMS. Incorporated by reference to Exhibit 10.20 to the FCX 1996 Form 10-K.

10.24 Agreement for Consulting Services between FTX and B. M.
      Rankin, Jr. effective as of January 1, 1991 (assigned to FMS as of January 1, 1996). Incorporated by reference to Exhibit
      10.24 to the FCX 1997 Form 10-K.

10.25 Supplemental Agreement between FMS and B. M. Rankin Jr. dated December 15, 1997. Incorporated by reference to Exhibit 10.25 to the FCX 1997 Form 10-K.

10.26 Letter Agreement dated March 8, 1996 between George A. Mealey and FCX. Incorporated by reference to Exhibit 10.22 of the FCX 1996 Form 10-K.

10.27 Letter Agreement effective as of January 4, 1997 between
      Senator J. Bennett Johnston, Jr. and FCX. Incorporated by reference to Exhibit 10.25 of the FCX 1996 Form 10-K.

10.28 Letter Agreement dated December 22, 1997 between FMS and Rene
      L. Latiolais. Incorporated by reference to Exhibit 10.28 to the FCX 1997 Form 10-K.

15.1 Letter dated April 21, 1998 from Arthur Andersen LLP regarding unaudited interim financial statements.

27.1  FCX Financial Data Schedule.

27.2  FCX Restated Financial Data Schedule.

27.3  FCX Restated Financial Data Schedule.

27.4  FCX Restated Financial Data Schedule.