Form 10-Q
period 1998-06-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 1998-08-14
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1998



                 Commission File Number: 1-9916



               Freeport-McMoRan Copper & Gold Inc.



    Incorporated in Delaware   	             74-2480931
                                 (IRS Employer Identification No.)


       1615 Poydras Street, New Orleans, Louisiana  70112


 Registrant's telephone number, including area code: (504) 582-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On June 30,  1998, there were  issued and outstanding  72,042,844 shares of the registrant's Class A Common Stock, par value  $0.10 per share, and 107,829,877 shares of its Class B Common Stock, par value $0.10 per share.



               FREEPORT-McMoRan COPPER & GOLD INC.

                        TABLE OF CONTENTS


                                                            Page
 Part I.  Financial Information

   Financial Statements:

      Condensed Balance Sheets                                3

      Statements of Income                                    4

      Statements of Cash Flow                                 5


      Notes to Financial Statements                           6


   Remarks                                                    7

   Report of Independent Public Accountants                   8

   Management's  Discussion  and  Analysis  of   Financial
      Condition and Results of Operations                     9


 Part II.  Other Information                                 17


 Signature                                                   18


 Exhibit Index                                              E-1

               FREEPORT-McMoRan COPPER & GOLD INC.
                 PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

               FREEPORT-McMoRan COPPER & GOLD INC.
              CONDENSED BALANCE SHEETS (Unaudited)

                                      June 30,    December 31,
                                        1998         1997
                                     ----------   ----------
                                          (In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents          $    5,223   $    8,959
  Accounts receivable                   168,647      129,611
  Inventories                           289,032      314,800
  Prepaid expenses and other              6,295        9,719
                                     ----------   ----------
    Total current assets                469,197      463,089
Property, plant and equipment, net    3,565,734    3,521,715
Investment in PT Smelting                84,975       83,061
Other assets                             98,251       84,344
                                     ----------   ----------
Total assets                         $4,218,157   $4,152,209
                                     ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and
   accrued liabilities               $  286,292   $  363,294
  Current portion of long-term debt
   and short-term borrowings             95,211       80,852
  Accrued income taxes                   37,133       31,519
                                     ----------   ----------
    Total current liabilities           418,636      475,665
Long-term debt, less current portion:
  FCX and PT-FI credit facilities       452,000      250,000
  Senior notes                          570,000      570,000
  Infrastructure asset financings, net  649,244      664,506
  Rio Tinto loan                        402,543      464,360
  Atlantic Copper debt                  307,173      311,223
  Other notes payable                    45,528       48,041
Accrued postretirement benefits
 and other liabilities                  122,342      125,980
Deferred income taxes                   432,361      403,047
Minority interests                       71,096       60,488
Mandatory redeemable preferred stock    500,007      500,007
Stockholders' equity                    247,227      278,892
                                     ----------   ----------
Total liabilities and
 stockholders' equity                $4,218,157   $4,152,209
                                     ==========   ==========

The accompanying notes are an integral part of these financial statements.

               FREEPORT-McMoRan COPPER & GOLD INC.
                STATEMENTS OF INCOME (Unaudited)

                          Three Months Ended    Six Months Ended
                               June 30,             June 30,
                          ------------------  --------------------
                            1998      1997      1998      1997
                          --------  --------  --------  ----------
                          (In Thousands, Except Per Share Amounts)
Revenues                  $433,858  $566,950  $829,990  $1,090,730
Cost of sales:
Production and delivery    210,915   262,918   396,773     512,404
Depreciation and
 amortization               63,978    54,609   122,253     101,865
                          --------  --------  --------  ----------
  Total cost of sales      274,893   317,527   519,026     614,269
Exploration expenses         4,919     6,234     7,566       8,962
General and
 administrative expenses    19,108    29,488    38,656      56,190
                          --------  --------  --------  ----------
  Total costs and expenses 298,920   353,249   565,248     679,421
                          --------  --------  --------  ----------
Operating income           134,938   213,701   264,742     411,309
Interest expense, net      (53,262)  (40,476) (101,842)    (73,624)
Other income
 (expense), net               (789)     (523)   (2,088)      1,475
                          --------  --------  --------  ----------
Income before income
 taxes and minority
 interests                  80,887   172,702   160,812     339,160
Provision for income taxes (38,726)  (78,284)  (75,882)   (156,890)
Minority interests
 in net income of
 consolidated
 subsidiaries               (7,423)  (15,361)  (14,565)    (31,392)
                          --------  --------  --------  ----------
Net income                  34,738    79,057    70,365     150,878
Preferred dividends         (8,936)   (9,205)  (17,971)    (18,575)
Net income applicable     --------  --------  --------  ----------
 to common stock          $ 25,802  $ 69,852  $ 52,394  $  132,303
                          ========  ========  ========  ==========

Net income per share of common stock:

     Basic                    $.14      $.35      $.29        $.66
                              ====      ====      ====        ====
     Diluted                  $.14      $.35      $.29        $.66
                              ====      ====      ====        ====

Average common shares outstanding:

     Basic                 180,561   199,289   180,906     200,311
                           =======   =======   =======     =======
     Diluted               180,772   200,875   181,040     201,945
                           =======   =======   =======     =======
Dividends paid
per common share              $.05     $.225      $.10        $.45
                              ====     =====      ====        ====

The accompanying notes are an integral part of these financial statements.

               FREEPORT-McMoRan COPPER & GOLD INC.
               STATEMENTS OF CASH FLOW (Unaudited)

                                           Six Months
                                          Ended June 30,
                                       ---------------------
                                         1998         1997
                                       --------     --------
                                          (In Thousands)
Cash flow from operating activities:
Net income                             $ 70,365     $150,878
Adjustments to reconcile net income
to net cash provided by
  operating activities:
  Depreciation and amortization         122,253      101,865
  Deferred income taxes                  24,313       49,968
  Deferral of unearned income             -           30,102
  Recognition of unearned income          -          (70,229)
  Minority interests' share of
  net income                             14,565       31,392
  Other                                  (9,722)     (17,131)
  (Increase) decrease in working capital:
    Accounts receivable                 (51,338)     (29,023)
    Inventories                          17,193      (23,799)
    Prepaid expenses and other            3,423        1,091
    Accounts payable and
    accrued liabilities                 (18,455)      25,118
    Accrued income taxes                  7,517      (45,625)
                                       --------     --------
  Increase in working capital           (41,660)     (72,238)
                                       --------     --------
Net cash provided by
 operating activities                   180,114      204,607
                                       --------     --------

Cash flow from investing activities:
Capital expenditures:
  PT-FI                                (207,840)    (249,462)
  Atlantic Copper                        (4,306)      (3,111)
  Investment in PT Smelting              (2,606)     (16,859)
  Other                                  (4,623)        (344)
                                       --------     --------
Net cash used in investing activities  (219,375)    (269,776)
                                       --------     --------

Cash flow from financing activities:
Net proceeds from
 (repayment to) Rio Tinto               (27,500)     265,286
Proceeds from other debt                279,301      242,425
Repayment of other debt                 (99,139)    (250,208)
Net proceeds from
 infrastructure financing                  -          27,344
Purchase of FCX common shares           (66,885)    (102,319)
Cash dividends paid:
  Common stock                          (18,128)     (90,321)
  Preferred stock                       (19,771)     (20,650)
  Minority interests                     (3,955)     (16,918)
Other                                    (8,398)      (2,981)
                                       --------     --------
Net cash provided by
 financing activities                    35,525       51,658
                                       --------     --------
Net decrease in cash and
 cash equivalents                        (3,736)     (13,511)
Cash and cash equivalents at
 beginning of year                        8,959       37,118
                                       --------     --------
Cash and cash equivalents at
 end of period                         $  5,223     $ 23,607
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

     Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the net effect of dilutive stock options. Dilutive stock options represented 0.2 million shares in the second quarter of 1998, 0.1 million shares in the six-month 1998 period and 1.6 million shares in each of the 1997 periods.

     Options to purchase common stock that were outstanding during the periods presented but were not included in the computation of diluted net income per share of common stock totaled options for 10.0 million and 10.1 million shares in the second quarter and first six months of 1998, respectively, at an average exercise price of approximately $23 per share, and options for 1.6 million shares at an average exercise price of approximately $35 per share in the second-quarter and six-month 1997 periods. These options were excluded because their exercise prices were greater than the average market price of the common stock during the period. The FCX convertible preferred stock outstanding was not included in the computation of diluted net income per share of common stock because including the conversion of these shares would have increased net income per share of common stock. The preferred stock was convertible into 11.7 million shares of common stock in 1998 and 1997. Dividends accrued on convertible preferred stock totaled $5.2 million in the second quarters of 1998 and 1997 and $10.5 million in the six-month periods of 1998 and 1997.

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity, of which FCX currently only has cumulative foreign currency translation adjustments. There were no changes to the cumulative foreign currency translation adjustments balance during the periods presented. SFAS 130 is effective for 1998 and adoption of this standard by FCX effective January 1, 1998 had no effect on FCX's financial position or results of operations.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activity," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999 with earlier application permitted beginning as early as July 1, 1998.
 FCX is currently assessing the impact that adoption of SFAS 133 would have on its current accounting for the financial contracts discussed below and on its financial statements, if any, and has not yet determined the timing or method of adoption of SFAS 133; however, it could impact earnings and other comprehensive income.

2.  FINANCIAL CONTRACTS
At certain times, FCX has entered into financial contracts to manage certain risks resulting from fluctuations in commodity prices (primarily copper and gold), foreign currency exchange rates and interest rates by creating offsetting exposures. Costs or premiums and gains or losses on contracts meeting deferral criteria, including closed contracts, are recognized with the hedged transaction. Gains or losses are recognized if the hedged transaction is no longer expected to occur or if deferral criteria are not met. FCX monitors its credit risk on an ongoing basis and considers this risk to be minimal because its contracts are with a diversified group of financially strong counterparties.

    At June 30, 1998, FCX had redeemable preferred stock indexed to commodities, deferred costs on closed foreign currency option contracts, open foreign currency forward contracts, open forward copper sales and purchase contracts, open forward silver sales contracts and interest rate swap contracts. Redeemable preferred stock indexed to commodities is treated as a hedge of future production and is carried at its original issue value. As principal payments occur, differences between the carrying value and the payment will be recorded as an adjustment to revenues.

    FCX hedges a portion of its anticipated Spanish peseta, Indonesian rupiah and Australian dollar cash outflows with foreign currency forward contracts. Changes in market value of foreign currency forward contracts which protect anticipated transactions are recognized in the period incurred. Atlantic Copper, S.A., (Atlantic) a wholly owned subsidiary of FCX, enters into futures contracts to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. Atlantic also hedges its silver price risk with silver forward sales contracts. Gains and losses on these contracts are recognized with the hedged transaction. FCX has interest rate swap contracts to limit the effect of increases in the interest rates on floating rate debt. The costs associated with these contracts are amortized to interest expense over the terms of the agreements.

3.  INTEREST COST
Interest expense excludes capitalized interest of $4.8 million in the second quarter of 1998, $5.1 million in the second quarter of
1997, $14.9 million  in the  first six  months of  1998 and  $6.8 million in the first six months of 1997.

4.  RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first six months of 1998 and 1997 was 2.2 to 1 and 5.1 to 1, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

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

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of
Freeport-McMoRan Copper & Gold Inc.:


    We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware corporation) as of June 30, 1998, and the related statements of income for the three and six-month periods ended June 30, 1998 and 1997, and the statements of cash flow for the six- month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 1997, and the related statements of income, stockholders' equity and cash flow for the year then ended (not presented herein), and, in our report dated January 20, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                     ARTHUR ANDERSEN LLP


New Orleans, Louisiana
July 21, 1998

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

OVERVIEW
Freeport-McMoRan Copper & Gold Inc. (FCX) operates through its majority-owned subsidiaries, P.T. Freeport Indonesia Company (PT-
FI) and P.T. Irja Eastern Minerals Corporation (Eastern Mining), and through Atlantic Copper, S.A. (Atlantic), a wholly owned subsidiary. PT-FI's operations involve mineral exploration and development, mining and milling of ore containing copper, gold and silver in Irian Jaya, Indonesia and the worldwide marketing of concentrates containing those metals. PT-FI also has a 25 percent interest in P.T. Smelting Co. (PT Smelting), an Indonesian company formed to construct and operate a copper smelter and refinery in Gresik, Indonesia. Eastern Mining conducts mineral exploration activities in Irian Jaya. Atlantic is engaged in the smelting and refining of copper concentrates in Spain and the marketing of refined copper products.

     Summary FCX comparative results for the second-quarter and six-month periods follow (in millions, except per share amounts):

                              Second Quarter    Six Months
                              --------------  ---------------
                               1998    1997    1998    1997
                              ------  ------  ------ --------
Revenues                      $433.9  $567.0  $830.0 $1,090.7
Operating income               134.9   213.7   264.7    411.3
Net income applicable
  to common stock               25.8    69.9    52.4    132.3
Diluted net income per
  share of common stock          .14     .35     .29      .66

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

    Lower second-quarter and six-month 1998 revenues primarily reflect significantly lower copper and gold realizations, partially offset by higher sales volumes at PT-FI because of increased production from the "fourth concentrator mill expansion," which continues to ramp up. Second-quarter 1998 revenues benefited by $3.9 million ($1.9 million to net income or $0.01 per share) from adjustments to March 31, 1998 "open" concentrate sales and the six-month 1998 period benefited by $23.3 million ($11.4 million to net income or $0.06 per share) from adjustments to December 31, 1997 open sales. The second-quarter and six-month 1997 periods benefited from adjustments to prior period open concentrate sales, the previous sale of copper put option contracts and the impact of forward copper and gold sales contracts, which collectively provided $63.9 million to second-quarter 1997 revenues ($31.1 million to net income or $0.15 per share) and $119.0 million to six-month 1997 revenues ($58.0 million to net income or $0.29 per share).

    Cost of sales decreased by $42.6 million for the 1998 second quarter when compared with the 1997 quarter and by $95.2 million for the 1998 six-month period when compared with the 1997 six-month period. The decreases were caused by a number of factors, including lower labor costs reflecting the devaluation of the Indonesian rupiah, lower diesel fuel and power costs, and cost reduction efforts, partially offset by higher sales volumes and an increase in the PT-FI depreciation rate resulting from additional capital assets being subject to depreciation. Most exploration costs are now being shared 60 percent by FCX and 40 percent by Rio Tinto plc (Rio Tinto) except in PT-FI's Block A area where $6.4 million remains to be applied against Rio Tinto's $100 million exploration funding received in 1996. General and administrative expenses in the 1998 periods were lower primarily because of cost reduction efforts and cost sharing with Rio Tinto. Increased net interest expense primarily reflects higher average debt levels. The lower provision for income taxes and minority interests charges in the 1998 periods compared with the 1997 periods primarily reflect reduced net income levels at PT-FI.

RESULTS OF OPERATIONS
FCX has two operating segments: "mining and exploration" and "smelting and refining." The mining and exploration segment includes PT-FI's copper and gold mining operations in Indonesia and the Indonesian exploration activities of both PT-FI and Eastern Mining. The smelting and refining segment includes Atlantic's operations in Spain and PT-FI's equity investment in PT Smelting. Summary comparative results for the second-quarter and six-month periods follow (in millions):

                              Second Quarter    Six Months
                              --------------  --------------
                               1998    1997    1998   1997
                              ------  ------  ------ -------
Mining and exploration        $120.9  $211.4  $241.9 $ 394.4
Smelting and refining           10.4     5.8    21.8     9.5
Intercompany eliminations
  and other a                    3.6    (3.5)    1.0     7.4
                              ------  ------  ------ -------
FCX operating income          $134.9  $213.7  $264.7 $ 411.3
                              ======  ======  ====== =======

a. Additional profits recognized on PT-FI's sales to Atlantic totaled $7.2 million in the second quarter of 1998, $1.6 million in the second quarter of 1997, $8.2 million in the first six months of 1998 and $16.7 million in the first six months of 1997. Concentrate sales to Atlantic may cause fluctuations in FCX's consolidated quarterly earnings depending on the timing of the shipments and prices.

MINING AND EXPLORATION
A summary of increases (decreases) in PT-FI revenues between the periods follows (in millions):

                                        Second         Six
                                        Quarter       Months
                                        -------      -------
Price realizations:
  Copper                                $(127.4)     $(247.4)
  Gold                                    (41.3)       (81.7)
Sales volumes:
  Copper                                   17.9         55.9
  Gold                                     18.0         35.9
Adjustments to prior period open sales    (21.7)       (30.0)
Treatment charges, royalties and other     13.2         18.3
                                        -------      -------
Net decrease in PT-FI revenues
  from prior-year period                $(141.3)     $(249.0)
                                        =======      =======

PT-FI's second-quarter and six-month 1998 revenues declined compared with the 1997 periods because of significant declines in price realizations, partially offset by increases in sales volumes. See "PT-FI Operating Results." The 1997 period realizations included copper and gold hedging gains discussed below. PT-FI's 1998 revenues included net upward adjustments on prior period open concentrate sales of $5.1 million for the second quarter and $25.5 million for the six-month period, compared with $26.8 million for the second quarter and $55.5 million for the six-month 1997 periods. Treatment charges were lower in the 1998 periods because of price participation in PT-FI's smelter contracts which provides for reduced treatment charges during periods of lower copper prices, partially offset by the higher sales volumes. Royalty costs were reduced because of lower metal prices. Treatment rates for a significant portion of PT-FI's 1998 projected sales were negotiated in the fourth quarter of 1997 based on then current market conditions.

PT-FI Outlook and Price Protection Program. PT-FI has commitments from various parties, including Atlantic, to purchase virtually
all of  its  expected  1998 production at  market prices.   PT-FI
had projected its share of sales for the third quarter of 1998 to be approximately 415 million pounds of copper and 540,000 ounces of gold, and its share of sales for 1998 to be approximately
1.4 billion pounds of copper and 2.2 million ounces of gold. PT-FI's sales projections could be affected by the August 11 to August 14, 1998, work stoppage as discussed further under "Current Developments." Copper and gold sales for 1998 reflect production at greater than mine-life grades during the year.

     The significant decline in gold prices in early 1997 increased the value of PT-FI's forward gold sales contracts covering 876,000 ounces of gold at an average price of $376.08 per ounce from February 1997 through August 1997. In February 1997, PT-FI closed these contracts and received $30.1 million cash. As a result, PT-FI reported gold revenues through August 1997 at a higher price than realized under its contract terms with customers, but PT-FI no longer has forward gold sales positions. PT-FI recognized $17.5  million of gold revenues  from
forward sales contracts  during the  second quarter  of 1997  and
$31.6 million during the first six months of 1997. PT-FI has suspended its program of selling gold forward on a six-month basis but may reinstate the program in the future. Future gold sales will be priced at current market prices as long as the forward sales program is suspended. The closing London Bullion Market Association spot gold price was $294.85 per ounce on July 20, 1998.

     The significant decline in copper prices during 1996 increased the value of put option contracts that PT-FI purchased under its price protection program to provide a floor price of $0.90 per pound for essentially all copper sales through the second quarter of 1997 at an average cost of approximately $0.02 per pound. During the third quarter of 1996, PT-FI sold all of its put option contracts covering approximately 1.2 billion pounds of copper for $97.2 million cash. As a result, PT-FI reported copper revenues through June 30, 1997 at a higher price than realized under its copper concentrate sales contracts, but PT-FI no longer has any price protection on its future copper sales. As conditions warrant, PT-FI may enter into new contracts for its future copper sales. PT-FI recognized net additional copper revenues of $17.8 million in the second quarter of 1997 and $35.6 million in the first six months of 1997 from the sale of its put option contracts. In June 1997, PT-FI entered into forward sales contracts to fix prices on 56.5 million open pounds of copper sales at an average of $1.22 per pound. PT-FI recorded $5.3 million of additional revenues in June 1997 from these forward sales.

     PT-FI's concentrate sales agreements, with regard to copper, provide for provisional billings at the time of shipment with final settlement generally based on the average London Metal Exchange (LME) price for a specified future month. Copper revenues on provisionally priced open pounds are adjusted monthly based on then current prices. At June 30, 1998, FCX had consolidated copper sales totaling 127.2 million pounds recorded at an average price of $0.74 per pound remaining to be finally priced. Approximately 75 percent of these open pounds are expected to be finally priced during the third quarter of 1998 with the remaining pounds to be priced during the fourth quarter of 1998. A one cent movement in the average price used for these open pounds will have an approximate $0.6 million impact on FCX's 1998 net income. The volume of copper sales that remains to be finally priced has decreased in the 1998 second quarter compared to previous periods because average final pricing periods are closer to the date of shipment.

PT-FI Operating Results

                           Second Quarter         Six Months
                          -----------------   -----------------
                            1998      1997      1998      1997
                          -------   -------   -------   -------
Ore milled (metric tons
  per day, MTPD)          201,200   130,800   183,700   127,400
Copper grade (%)             1.13      1.35      1.19      1.30
Gold grade (grams per
  metric ton)                1.18      1.31      1.28      1.32
Recovery rate (%)
  Copper                     85.7      85.9      86.3      85.2
  Gold                       83.0      79.2      83.1      77.8
Copper
  Production (000s of
    recoverable pounds)	  314,900a  292,800   603,800a  545,300
  Sales (000s of
    recoverable pounds)	  321,400b  305,900   609,600b  562,000
  Average realized price     $.76     $1.16c     $.77     $1.17c
Gold
  Production (recoverable
    ounces)               447,700a  386,900   880,700a  737,500
  Sales (recoverable
    ounces)               478,800b  431,700   898,600b  805,200
  Average realized price  $295.81   $382.16d  $293.96    384.86d

Gross profit per pound of copper (cents):
Average realized price       76.1     115.8c     76.9     117.5c
                             ----     -----      ----     -----
Production costs:
  Site production and
    delivery                 35.7      53.8      35.7      56.3
  Gold and silver credits   (43.9)    (54.0)    (43.1)    (55.0)
  Treatment charges          23.5      25.8      24.0      25.7
  Royalty on metals           1.3       3.4       1.2       3.3
                            -----     -----     -----     -----
    Cash production costs    16.6      29.0      17.8      30.3
  Depreciation and
    amortization             17.0      15.0      17.0      15.0
                             ----      ----      ----     -----
    Total production costs   33.6      44.0      34.8      45.3
                             ----      ----      ----     -----
Revenue adjustments e         1.5       7.2       4.0       8.0
                             ----      ----      ----     -----
Gross profit per pound
    of copper                44.0      79.0      46.1      80.2
                             ====      ====      ====     =====

a. Amounts are PT-FI's share of aggregate production, which totaled 378.7 million pounds of copper and 561,900 ounces of gold for the second quarter and 726.1 million pounds of copper and 1,105,300 ounces of gold for the six-month period.
b.   Amounts are PT-FI's share of aggregate sales, which  totaled
     386.4 million pounds of copper and 596,100 ounces of gold for the second quarter and 727.9 million pounds of copper and 1,112,600 ounces of gold for the six-month period.
c. Amounts were $1.06 for the second quarter and $1.08 for the six-month period before hedging adjustments.
d. Amounts were $340.70 for the second quarter and $344.86 for the six-month period before hedging adjustments.
e. Reflects adjustments to PT-FI revenues for prior period concentrate sales, and amortization of the price protection program cost in the 1997 periods.

     Unit site production and delivery costs in the 1998 periods averaged $0.36 per pound of copper for the second quarter and first six months of 1998, 34 percent below the $0.54 per pound reported in the second quarter of 1997 and 37 percent below the $0.56 per pound reported in the first six months of 1997. The decrease in unit costs is primarily because of lower labor costs reflecting the devaluation of the Indonesian rupiah, lower diesel fuel and power costs, economies of scale from the fourth concentrator mill expansion and cost reduction efforts. Primarily because of the lower gold realizations, gold credits were lower in the 1998 periods when compared with the 1997 periods. Unit treatment charges were lower in the 1998 periods primarily because of lower price participation, which varies with the price of copper.

     On metal sales from mill throughput up to 200,000 MTPD, PT-FI's copper royalty rate varies from 1.5 percent, at a copper price of $0.90 or less, to 3.5 percent, at a copper price over $1.10, on copper net revenue. The gold and silver royalty rate is 1.0 percent. On metal sales from mill throughput in excess of 200,000 MTPD, PT-FI's copper royalty rate varies from 3.0 percent, at a copper price of $0.90 or less, to 7.0 percent, at a copper price over $1.10, on copper net revenue. The gold and silver royalty rate is 2.0 percent. At the current gold price ($294.85 per ounce on July 20, 1998), PT-FI's 1998 average unit cash production costs, including gold and silver credits, are expected to be less than $0.20 per pound of copper. PT-FI's depreciation rate of 17.0 cents per pound for 1998 reflects an increase over the 1997 rate for a half year of depreciation on the fourth concentrator mill expansion and other capital additions.

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

    Over the past several years, and more dramatically in the second half of 1997 and in 1998, the Indonesian rupiah weakened against the U.S. dollar. During the second quarter and first six months of 1998 PT-FI recorded losses totaling $4.0 million and $9.4 million, respectively, related to its rupiah denominated net assets. Operationally PT-FI has benefited from this weakening, primarily through lower labor costs. During the first quarter of 1998, PT-FI began a currency hedging program to reduce its exposure to changes in the Indonesian rupiah and Australian dollar by entering into foreign currency forward contracts to hedge a portion of its anticipated payments in these currencies. At June 30, 1998, these contracts hedged 187.5 billion of rupiah payments and 114.8 million of Australian dollar payments through August 1999. PT-FI recorded net losses to production costs totaling $7.2 million in the second quarter of 1998 and $5.9 million in the first six months of 1998 related to these contracts under current accounting which requires that these contracts be marked-to-market on each reporting date and any gains or losses to be recognized currently in earnings. In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activity," which may impact FCX's accounting for its currency hedges. FCX is currently assessing the impact this Statement will have on its financial statements, if any.

    Assuming estimated 1998 rupiah payments of 500 billion and a June 30, 1998 exchange rate of 14,700 rupiah to one U.S. dollar, a one thousand rupiah increase in the exchange rate could result in an approximate $2.2 million decrease in annual production costs and a  one thousand rupiah  decrease in  the
exchange  rate  could  result in  an  approximate  $2.5   million
increase in  annual  production  costs before any hedging effects.

Rio Tinto Joint Venture
Pursuant to the Rio Tinto joint venture, Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold, and silver through 2021 from the fourth concentrator mill expansion. Rio Tinto provided a $450 million nonrecourse loan to PT-FI for PT-FI's share of the cost of the expansion. Incremental cash flow attributable to such expansion project is now being shared on the basis of 60 percent to PT-FI and 40 percent Rio Tinto. PT-FI has assigned its interest in its share of incremental cash flow to Rio Tinto until Rio Tinto receives an amount of funds equal to the funds loaned to PT-FI plus interest based on Rio Tinto's cost of borrowing. Through June 30, 1998, PT-FI's share of incremental cash flow has totaled $76.4 million. The incremental production from the expansion, as well as production from PT-FI's existing operations, are sharing proportionately in operating, nonexpansion capital and administrative costs. PT-FI will continue to receive 100 percent of the cash flow from specified annual amounts of copper, gold and silver through 2021 calculated by reference to its proved and probable reserves as of December 31, 1994.

Exploration Activities
FCX continues its exploration program in Irian Jaya, in the Block A and Block B areas of PT-FI's Contract of Work (COW), and in the Eastern Mining COW. In Block A, which contains PT-FI's mining and milling operations, delineation drilling continues at Kucing Liar and Grasberg Underground. Three rigs are now drilling the Kucing Liar ore body and two rigs continue to probe mineralization at depth below the presently outlined Grasberg Underground block cave reserve. In the Block B and Eastern Mining areas, FCX has reduced drilling activities and is focusing on analyzing results of past drilling. At the Wabu Ridge Gold Project in Block B, a pre-feasibility study is complete and at current gold prices the existing known resource at Wabu is not believed to be economically feasible to develop at this time.

   In June 1998, FCX entered into an exploration joint venture agreement under which FCX can earn an indirect interest in a COW area covering a total of approximately one million acres in several blocks contiguous to FCX's PT-FI Block B and Eastern Mining Block I areas in Irian Jaya. To earn up to a 54 percent interest, FCX must spend up to $21 million on exploration and other activities in the joint venture areas. The acreage includes several identified geological anomalies which are prospective exploration targets. In accordance with the FCX/Rio Tinto strategic alliance, Rio Tinto has elected to participate in 40 percent of FCX's interest and costs in this exploration joint venture.

SMELTING AND REFINING
Atlantic Operating Results

                               Second Quarter      Six Months
                              ----------------   ---------------
                               1998     1997      1998     1997
                              -------  -------   ------- -------
Revenues (in millions)         $199.5   $211.7    $388.0  $433.8
Operating income (in millions)  $10.6     $5.8     $22.5    $9.5
Concentrate treated
   (metric tons)              255,800  209,100   505,700 441,500
Anode production
   (000s of pounds)           169,000  146,400   333,000 302,100
Cathode and wire rod sales
   (000s of pounds)           133,400  121,300   264,500 242,900
Gold sales in anodes
   and slimes (ounces)        175,000  118,800   348,900 241,800

   Atlantic reported lower revenues and cost of sales in the 1998 periods primarily because of lower copper and gold prices. Higher operating income in the 1998 periods reflects higher quarterly volumes of concentrate treated, higher cathode and wire rod sales volumes and lower unit costs compared with the 1997 periods. Atlantic completed a $13.0 million "debottlenecking" project in June 1997 which increased annual production capacity by 20,000 metric tons to 290,000 metric tons. Atlantic treated 22 percent more concentrate in the second quarter of 1998 compared with the second quarter of 1997 and 15 percent more concentrate in the first six months of 1998 compared with the first six months of 1997. Treatment and refining rates were slightly lower in the 1998 quarter ($0.25 per pound in second-quarter 1998 compared with $0.26 per pound in second-quarter 1997) and unchanged for the six-month periods ($0.26 per pound). Cathode cash production costs of $0.12 per pound in the 1998 periods were 14 percent lower than the $0.14 per pound reported in the 1997 periods. Higher treatment charges, which negatively affect PT-FI, benefit Atlantic and vice versa. The effect of an equivalent change in treatment charges on PT-FI and Atlantic largely offset in FCX's consolidated financial results, after taking into account income taxes and minority interests.

   A portion of Atlantic's operating costs and certain Atlantic assets and liabilities are denominated in Spanish pesetas. Based on estimated 1998 peseta payments of 15 billion and a June 30, 1998 exchange rate of 153.4 pesetas to one U.S. dollar, a ten peseta increase in the exchange rate could result in an approximate $6 million decrease in costs and a ten peseta decrease in the exchange rate could result in an approximate $7 million increase in costs before any hedging effects. FCX's other income included currency translation gains (losses) totaling $(0.8) million in the second quarter of 1998, $2.5 million in the second quarter of 1997, $1.4 million in the first six months of 1998 and $12.1 million in the first six months of 1997 related to net peseta-denominated liabilities.

   Atlantic  has  a  currency  hedging  program  to  reduce   its
exposure to changes in the U.S. dollar and Spanish peseta exchange rate that involves foreign currency forward contracts. These contracts currently hedge approximately 80 percent of Atlantic's projected net peseta cash outflows through July 1999.
 In addition to the currency translation gains noted above, Atlantic recorded gains (losses) to other income related to its foreign currency contracts totaling $1.7 million in the second quarter of 1998, $(1.3) million in the second quarter of 1997, $(0.3) million in the first six months of 1998 and $(5.8) million in the first six months of 1997.

OTHER FINANCIAL RESULTS
The FCX/Rio Tinto joint ventures incurred $8.7 million of exploration costs in the 1998 second quarter, compared with $11.8 million in the 1997 quarter, as the joint ventures continue to explore the COW areas. FCX reported $4.9 million of exploration expense in the second quarter of 1998 primarily for exploration costs incurred in the Eastern Mining and PT-FI Block B areas. Costs in these areas are now being shared 60 percent by FCX and 40 percent by Rio Tinto. Exploration expense in the 1997 quarter primarily included only exploration costs incurred in the Eastern Mining area. Approximately $6.4 million of exploration costs in PT-FI's Block A remains to be applied to the Rio Tinto $100 million exploration funding received in 1996.

   Second-quarter 1998 general and administrative expenses declined 35 percent compared with the prior year period primarily because of initiatives to reduce costs and the effect of sharing these costs with Rio Tinto pursuant to joint venture agreements. Six-month 1998 general and administrative expenses declined 31 percent compared with the six-month 1997 period.

   FCX's total interest cost (before capitalization) rose to $116.8 million for the 1998 six-month period from $80.4 million in the 1997 six-month period because of an increase in debt levels associated with the expansions and the FCX share purchase program. FCX capitalized $14.9 million of interest costs in the first six months of 1998 and $6.8 million of interest costs in the first six months of 1997 primarily related to the fourth concentrator mill expansion project.

   FCX's effective tax rate was 47 percent for the first six months of 1998 and 46 percent for the first six months of 1997. PT-FI's COW provides a 35 percent income tax rate and a 10 percent withholding on dividends paid to FCX by PT-FI and on interest for debt incurred after the signing of the COW. The withholding rate declined from 15 percent to 10 percent beginning February 1997 because of an amendment to the United States/Indonesia tax treaty. No income taxes are recorded at Atlantic, which is subject to taxation in Spain, because it has not generated taxable income in recent years and it has a substantial tax loss carryforward.

CAPITAL RESOURCES AND LIQUIDITY
FCX's primary  sources  of  cash are  operating  cash  flows  and borrowings, while its primary cash outflows include capital expenditures, dividends and purchases of its common stock. Net cash provided by operating activities was $180.1 million for the first six months of 1998, compared with $204.6 million for the 1997 period. Net cash used in investing activities totaled $219.4 million in the 1998 period, compared with $269.8 million in the 1997 period, primarily for PT-FI capital expenditures. Net cash provided by financing activities totaled $35.5 million in 1998, compared with $51.7 million in 1997.

Operating Activities Lower net income in the first six months of 1998 was the primary reason for a $24.5 million decrease in operating cash flow, compared with the first six months of 1997. PT-FI collected $30.1 million from closed gold forward sales contracts in 1997 and recognized $70.2 million of gains on the closed gold forward sales contracts and copper put options contracts sold in 1996. The net increase in working capital for the first six months of 1998 primarily reflects an increase in accounts receivable, while the net increase in working capital for the first six months of 1997 primarily reflects the payment of accrued income taxes.

Investing Activities FCX's 1998 capital expenditures were lower compared to the 1997 period primarily because of the completion of PT-FI's fourth concentrator mill expansion. PT-FI's capital expenditures for the remainder of 1998 are expected to approximate $125-$150 million, representing primarily mine and mill sustaining capital and long-term enhancement projects. Funding is expected to be provided by operating cash flow and PT-FI's bank credit facilities ($571.0 million commitment available at July 20, 1998).

   Construction of PT Smelting's 200,000 metric tons of metal per year copper smelter/refinery complex in Gresik, Indonesia is progressing on schedule and within budget. The estimated aggregate project cost, before working capital requirements, is approximately $625 million. This project is being financed by a $300 million nonrecourse term loan and a $110 million working capital facility from a group of commercial banks. The remaining funding is being provided pro rata by PT-FI (25 percent) and the other owners (75 percent). As of June 30, 1998, PT-FI has paid all of its funding commitments related to its investment in PT Smelting. Completion of the facility is expected in the third quarter of 1998 with first production and sales expected in the fourth quarter of 1998 followed by a ramp-up to design capacity over an approximate two-year period. FCX anticipates that after this ramp-up, PT-FI will sell approximately 50 percent of its annual concentrate production to Atlantic and PT Smelting at market prices.

Financing Activities Net proceeds from debt and infrastructure financing totaled $152.7 million in the first six months of 1998 and $284.8 million in the first six months of 1997, including net repayments of $27.5 million to Rio Tinto in the 1998 period and nonrecourse borrowings of $265.3 million from Rio Tinto in the 1997 period. The reduction in cash dividends paid on common stock during the first six months of 1998 reflects the decrease in FCX's regular quarterly cash dividend from $0.225 per share to $0.05 per share effective for 1998. A similar decline in PT-FI's quarterly cash dividends is the reason for lower cash dividends paid to minority interests during 1998.

   During the first six months of 1998, FCX acquired 4.4 million of its shares for $66.9 million (an average of $15.09 per share) under its open market share purchase programs of up to 40 million shares. From inception of these programs through June 30, 1998, FCX has purchased a total of 34.6 million shares for $835.6 million (an average of $24.15 per share) and approximately 5.4 million shares remain available under the programs. The timing of future purchases is dependent upon many factors, including the price of FCX's common stock, the company's business and financial position, and general economic and market conditions.

CURRENT DEVELOPMENTS
Unfavorable economic conditions continue to affect Southeast Asia, especially Indonesia. Indonesia's economy has contracted, inflation has increased dramatically and the Indonesian rupiah has further devalued. Financial assistance to Indonesia is being provided by the International Monetary Fund, and financial and regulatory changes are being implemented. International copper and gold markets and prices have been adversely affected by the recent developments in Southeast Asia. PT-FI continues to be positively impacted financially as a result of the declining value of the rupiah on the portion of its expenditures that are paid in rupiah, net of the effects of its rupiah currency hedging program.

   PT-FI's mining and milling operations are located in steeply mountainous terrain in a very remote area of Indonesia. Although this area ordinarily receives considerable annual rainfall, much dryer conditions existed in Southeast Asia during the first half of this year, which were generally attributed to the recent el Nino' phenomenon. More recent patterns of heavy rainfall on the dryer than usual terrain caused localized flooding and mudslides at the town of Tembagapura near PT-FI's mine and mill facilities on July 30-31, 1998. Mining and milling operations, as well as PT-FI's administrative headquarters in Kuala Kencana, were unaffected and there were no injuries or fatalities. PT-FI's share of costs resulting from this event are currently estimated to be no more than $15 million, which will not represent a significant effect on operating results. Continuation of abnormal weather patterns in general, and heavy rainfall in particular, could cause additional flooding and mudslides which could affect both PT-FI's operations and facilities as well as the surrounding area. Because PT-FI has insurance coverage for such events with a deductible of $20 million per occurrence for physical damage and business interruption combined, any future effect on PT-FI's operations and facilities should be limited.

    On August 11, 1998, PT-FI's mining and milling operations at its Grasberg mine were suspended as a result of a wildcat work stoppage by a group of workers, a majority of whom are employees
of contractors  of  PT-FI.   On  August  14,  1998,  the  workers
voluntarily returned to work and PT-FI began resuming operations.
Although unorganized, the  workers   cited  economic   and  other
employment issues as the reasons for  their  work  stoppage.  The
employees  of certain contractors   have  expressed  a desire  to
become PT-FI employees, who generally have higher wages and more attractive benefits. PT-FI indicated that it would continue its practice of reviewing its package of wages and benefits to ensure
that  PT-FI remains competitive with other  companies.   The work
stoppage was not authorized by the workers' union. The actions of the workers were peaceful, there were no injuries or property damage and the suspension and resumption of operations were done
in an  orderly fashion.   Although shipments of concentrates  are
currently  being made from inventory,   PT-FI  has  notified  its
customers that the shutdown will affect deliveries of copper concentrates. PT-FI has begun a review of its operating plans in response to the work stoppage and at present is unable to ascertain the impact on 1998 projected sales volumes.

CAUTIONARY STATEMENT
Management's discussion and analysis of financial condition and results of operations contains forward-looking statements regarding copper and gold sales volumes, exploration activities, capital expenditures, PT Smelting's smelter/refinery costs and the availability of financing. Important factors that may cause future results to differ from FCX's expectations include unanticipated declines in the average grades of ore mined, unanticipated milling and other processing problems, labor relations, weather conditions, the speculative nature of mineral exploration, fluctuations in interest rates and other adverse financial market conditions, and other factors described in more detail under the heading "Cautionary Statements" in FCX's Form 10-K for the year ended December 31, 1997.

                      --------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

     Tom Beanal v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-1474 (E.D. La. filed Apr. 29,
1996). In March 1998, the U.S. District Court for the Eastern District of Louisiana dismissed with prejudice the plaintiff's third amended complaint. The court held that the plaintiff failed to plead facts underlying his claims against Freeport-McMoRan Copper & Gold Inc. (FCX). The plaintiff alleged environmental, human rights and social/cultural violations in Indonesia and sought $6 billion in monetary damages and other equitable relief. The plaintiff appealed the court's decision to the U.S. Fifth Circuit Court of Appeals. FCX will continue to defend this action vigorously.

     Yosefa Alomang v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-9962 (Orleans Civ. Dist. Ct. La. filed June 19, 1996). The plaintiff alleges substantially similar violations as those alleged in the Beanal suit and seeks unspecified monetary damages and other equitable relief. In February 1997, the Civil District Court of the Parish of Orleans, State of Louisiana dismissed this purported class action for lack of subject matter jurisdiction because the alleged conduct and damages occurred in Indonesia. In March 1998, the Louisiana Fourth Circuit Court of Appeal reversed the trial court's dismissal and found that subject matter jurisdiction existed over some claims. In July 1998, the Louisiana Supreme Court denied FCX's writ application in which FCX had sought a review of the Fourth Circuit's earlier ruling. FCX has filed exceptions with the trial court seeking dismisssal of all claims on various legal grounds. FCX will continue to defend this action vigorously.

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

Item 6.   Exhibits and Reports on Form 8-K.
          (a)  The exhibits  to this  report  are listed  in  the
               Exhibit Index beginning on Page E-1 hereof.
          (b)  During the quarter for which this report is filed,
               the registrant filed no current Reports on Form 8-
               K.

                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         FREEPORT-McMoRan COPPER & GOLD INC.



                         By: /s/C. Donald Whitmire, Jr.
                             -------------------------------
                                 C. Donald Whitmire, Jr.
                             Vice President and
                             Controller-Financial Reporting
                             (authorized signatory and
                             Principal Accounting Officer)

Date:  August 14, 1998

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

4.2 Deposit Agreement dated as of July 1, 1993 among FCX, ChaseMellon Shareholder Services, L.L.C. (ChaseMellon), as Depositary, and holders of depositary receipts (Step-Up Depositary Receipts) evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Step-Up Convertible Preferred Stock. Incorporated by reference to
     Exhibit 4.5 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1993 (the FCX 1993 Form 10-
     K).

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

15.1 Letter  dated  July  21,  1998  from  Arthur  Andersen   LLP
     regarding unaudited interim financial statements.

27.1 FCX Financial Data Schedule.