Form 10-Q
period 1998-09-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 1998-11-12
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended September 30, 1998



                 Commission File Number: 1-9916



               Freeport-McMoRan Copper & Gold Inc.



    Incorporated in Delaware             74-2480931
                              (IRS Employer Identification No.)


       1615 Poydras Street, New Orleans, Louisiana  70112


Registrant's telephone number, including area code: (504)582-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On  September  30,  1998,  there  were  issued  and   outstanding
65,873,544 shares of the registrant's Class A Common Stock, par value $0.10 per share, and 99,669,377 shares of its Class B
Common Stock, par value $0.10 per share.



               FREEPORT-McMoRan COPPER & GOLD INC.

                        TABLE OF CONTENTS


                                                            Page
 Part I.  Financial Information

   Financial Statements:

      Condensed Balance Sheets                               3

      Statements of Income                                   4

      Statements of Cash Flow                                5

      Notes to Financial Statements                          6

   Remarks                                                   7

   Report of Independent Public Accountants                  8

   Management's  Discussion  and  Analysis
      of Financial Condition and Results of Operations       9

 Part II.  Other Information                                 19

 Signature                                                   20

 Exhibit Index                                              E-1

               FREEPORT-McMoRan COPPER & GOLD INC.
                 PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.


                    FREEPORT-McMoRan COPPER & GOLD INC.
                   CONDENSED BALANCE SHEETS (Unaudited)

                                             September 30, December 31,
                                                 1998         1997
                                             ------------  -----------
                                                   (In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents                    $    9,891  $    8,959
  Accounts receivable                             164,543     129,611
  Inventories                                     287,959     314,800
  Prepaid expenses and other                        8,853       9,719
                                               ----------  ----------
    Total current assets                          471,246     463,089
Property, plant and equipment, net              3,524,586   3,521,715
Investment in PT Smelting                          84,590      83,061
Other assets                                       93,823      84,344
                                               ----------  ----------
Total assets                                   $4,174,245  $4,152,209
                                               ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities     $  332,000  $  363,294
  Current portion of long-term debt
   and short-term borrowings                      146,433      80,852
  Accrued income taxes                             46,698      31,519
                                               ----------  ----------
    Total current liabilities                     525,131     475,665
Long-term debt, less current portion:
  FCX and PT-FI credit facilities                 598,000     250,000
  Senior notes                                    570,000     570,000
  Infrastructure asset financings, net            535,486     664,506
  Rio Tinto loan                                  346,320     464,360
  Atlantic Copper debt                            271,988     311,223
  Other notes payable                              37,706      48,041
Accrued postretirement benefits
  and other liabilities                           126,875     125,980
Deferred income taxes                             442,760     403,047
Minority interests                                136,872      60,488
Mandatory redeemable preferred stock              500,007     500,007
Stockholders' equity                               83,100     278,892
                                               ----------  ----------
Total liabilities and stockholders' equity     $4,174,245  $4,152,209
                                               ==========  ==========

The accompanying notes are an integral part of these financial statements.

                    FREEPORT-McMoRan COPPER & GOLD INC.
                     STATEMENTS OF INCOME (Unaudited)

                              Three Months Ended    Nine Months Ended
                                September 30,         September30,
                              ------------------  ---------------------
                                1998      1997       1998       1997
                              --------  --------  ---------- ----------
                              (In Thousands, Except Per Share Amounts)
Revenues                      $442,126  $489,522  $1,272,116 $1,580,252
Cost of sales:
Production and delivery        204,615   262,296     601,388    774,700
Depreciation and amortization   75,145    58,775     197,398    160,640
                              --------  --------  ---------- ----------
  Total cost of sales          279,760   321,071     798,786    935,340
Exploration expenses             2,778     5,085      10,344     14,047
General and administrative
   expenses                     24,500    26,949      63,156     89,139
                              --------  --------  ---------- ----------
  Total costs and expenses     307,038   353,105     872,286  1,032,526
                              --------  --------  ---------- ----------
Operating income               135,088   136,417     399,830    547,726
Interest expense, net          (51,271)  (38,632)   (153,113)  (112,256)
Other income (expense), net     (3,903)    1,366      (5,991)     2,841
                              --------  --------  ---------- ----------
Income before income taxes
  and minority interests        79,914    99,151     240,726    438,311
Provision for income taxes     (38,579)  (45,140)   (114,461)  (202,030)
Minority interests in
  net income of consolidated
  subsidiaries                  (8,702)   (8,394)    (23,267)   (39,786)
                              --------  --------  ---------- ----------
Net income                      32,633    45,617     102,998    196,495
Preferred dividends             (8,791)   (9,040)    (26,762)   (27,615)
                              --------  --------  ---------- ----------
Net income applicable to
  common stock                $ 23,842  $ 36,577  $   76,236 $  168,880
                              ========  ========  ========== ==========
Net income per share of common stock:
     Basic                        $.14      $.19        $.43       $.85
                                  ====      ====        ====       ====
     Diluted                      $.14      $.19        $.43       $.84
                                  ====      ====        ====       ====
Average common shares outstanding:
     Basic                     174,668   195,461     178,826    198,694
                               =======   =======     =======    =======
     Diluted                   174,668   196,924     178,881    200,211
                               =======   =======     =======    =======
Dividends paid per common share   $.05    $ .225        $.15      $.675
                                  ====    ======        ====      =====

The accompanying notes are an integral part of these financial statements.

                    FREEPORT-McMoRan COPPER & GOLD INC.
                    STATEMENTS OF CASH FLOW (Unaudited)

                                         Nine Months Ended
                                           September 30,
                                       ---------------------
                                         1998        1997
                                       --------    ---------
                                          (In Thousands)
Cash flow from operating activities:
Net income                             $102,998    $ 196,495
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation and amortization         197,398      160,640
  Deferred income taxes                  33,747       47,219
  Deferral of unearned income             -           30,102
  Recognition of unearned income          -          (76,595)
  Minority interests' share
   of net income                         23,267       39,786
  Other                                   8,075      (28,557)
  (Increase) decrease in working capital:
    Accounts receivable                 (43,821)      12,631
    Inventories                          20,125       22,122
    Prepaid expenses and other              867       (2,730)
    Accounts payable and
     accrued liabilities                 (1,005)      23,698
    Accrued income taxes                 16,918      (39,158)
                                       --------    ---------
  (Increase) decrease in
    working capital                      (6,916)      16,563
                                       --------    ---------
Net cash provided by
  operating activities                  358,569      385,653
                                       --------    ---------

Cash flow from investing activities:
Capital expenditures:
  PT-FI                                (255,002)    (412,345)
  Atlantic Copper                        (5,849)      (9,719)
  Investment in PT Smelting              (2,660)     (24,620)
  Sale of assets and other                4,634          170
                                       --------    ---------
Net cash used in investing activities  (258,877)    (446,514)
                                       --------    ---------

Cash flow from financing activities:
Net proceeds from
  (repayment to) Rio Tinto              (73,671)     315,760
Proceeds from other debt                499,506      513,134
Repayment of other debt                (211,716)    (346,640)
Purchase of FCX common shares          (237,519)    (250,939)
Cash dividends paid:
  Common stock                          (27,118)    (134,827)
  Preferred stock                       (29,503)     (30,668)
  Minority interests                     (6,133)     (25,442)
Other                                   (12,606)      (4,870)
                                       --------    ---------
Net cash provided by (used in)
  financing activities                  (98,760)      35,508
                                       --------    ---------
Net increase (decrease) in cash
  and cash equivalents                      932      (25,353)
Cash and cash equivalents at
  beginning of year                       8,959       37,118
                                       --------    ---------
Cash and cash equivalents at
  end of period                        $  9,891    $  11,765
                                       ========    =========

The accompanying notes are an integral part of these financial statements.

               FREEPORT-McMoRan COPPER & GOLD INC.
                  NOTES TO FINANCIAL STATEMENTS


1.  EARNINGS PER SHARE
Freeport-McMoRan Copper & Gold Inc. (FCX) adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," in the fourth quarter of 1997 and has restated prior periods' earnings per share data as required by SFAS 128. Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the net effect of dilutive stock options. Dilutive stock options represented 0.1 million shares in the nine-month 1998 period and
1.5 million shares in each of the 1997 periods.

    Options to purchase common stock that were outstanding during the periods presented but were not included in the computation of diluted net income per share of common stock totaled options for 11.4 million and 10.2 million shares in the third quarter and first nine months of 1998, respectively, at average exercise prices of approximately $22 per share and $23 per share, respectively. Options for 2.3 million shares at an average exercise price of approximately $33 per share were not included in the third-quarter and nine-month 1997 periods. These options were excluded because their exercise prices were greater than the average market price of the common stock during the period. The FCX convertible preferred stock outstanding was not included in the computation of diluted net income per share of common stock because including the conversion of these shares would have increased net income per share of common stock. The preferred stock was convertible into 11.7 million shares of common stock in 1998 and 1997. Dividends accrued on convertible preferred stock totaled $5.2 million in the third quarters of 1998 and 1997 and $15.7 million in the nine-month periods of 1998 and 1997.

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

    At September 30, 1998, FCX had redeemable preferred stock indexed to commodities, deferred costs on closed foreign currency option contracts, open foreign currency forward contracts, open forward copper sales and purchase contracts, open forward silver sales contracts and interest rate swap contracts. Redeemable preferred stock indexed to commodities is treated as a hedge of future production and is carried at its original issue value. As principal payments occur, differences between the carrying value and the payment will be recorded as an adjustment to revenues.

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

    In  June  1998,  the  Financial  Accounting  Standards  Board
(FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activity," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999 with earlier application permitted. FCX is currently assessing the impact that adoption of SFAS 133 would have on its current accounting for its financial contracts and on its financial position, and has not yet determined the timing or method of adoption of SFAS 133.

3.  INTEREST COST
Interest expense excludes capitalized interest of $4.0 million in the third quarter of 1998, $7.5  million in the third quarter  of
1997, $18.9 million in  the first nine months  of 1998 and  $14.3 million in the first nine months of 1997.

4.  RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first nine months of 1998 and 1997 was 2.3 to 1 and 4.3 to 1, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.


                     ----------------------
                             Remarks

The information furnished herein should be read in conjunction with FCX's financial statements contained in its 1997 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of
Freeport-McMoRan Copper & Gold Inc.:


    We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware corporation) as of September 30, 1998, and the related statements of income for the three and nine-month periods ended September 30, 1998 and 1997, and the statements of cash flow for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

    We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion
regarding   the   financial  statements   taken  as   a  whole.
Acoordingly, we do not express such an opinion.

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



New Orleans, Louisiana
October 20, 1998

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

     Summary FCX comparative  results for  the third-quarter  and
nine-month  periods  follow  (in   millions,  except  per   share
amounts):

                              Third Quarter      Nine Months
                              --------------  ------------------
                               1998    1997     1998      1997
                              ------  ------  --------  --------
Revenues                      $442.1  $489.5  $1,272.1  $1,580.3
Operating income               135.1   136.4     399.8     547.7
Net income applicable
 to common stock                23.8    36.6      76.2     168.9
Diluted net income per
 share of common stock          0.14    0.19      0.43      0.84

     FCX's revenues include PT-FI's sale of copper concentrates, which also contain significant amounts of gold, and the sale of copper cathodes and wire rod by Atlantic. FCX's revenues and net income vary significantly with fluctuations in the market prices of copper and gold and other factors. At various times, in response to market conditions, FCX has entered into copper and gold price protection contracts for some portion of its expected future mine production to mitigate the risk of adverse price fluctuations (see "PT-FI Outlook and Price Protection Program"). FCX currently has no copper or gold price protection contracts relating to its mine production. Based on PT-FI's projected 1998 sales volumes, a $0.01 per pound change in the average price realized on copper sales would have an approximate $14 million impact on revenues and an approximate $7 million impact on net income. A $10 per ounce change in the average price realized on PT-FI annual gold sales would have an approximate $21 million impact on revenues and an approximate $10 million impact on net income.

    Lower third-quarter and nine-month 1998 revenues primarily reflect significantly lower copper and gold realizations, partially offset by higher sales volumes at PT-FI because of increased production from the fourth concentrator mill expansion. Third-quarter 1998 revenues benefited by $5.6 million ($2.7 million to net income or $0.02 per share) from adjustments to June 30, 1998 "open" concentrate sales and the nine-month 1998 period benefited by $24.4 million ($11.9 million to net income or $0.07 per share) from adjustments to December 31, 1997 open sales. Third-quarter 1997 revenues were reduced by $16.9 million ($8.2 million to net income or $0.04 per share) for adjustments to prior period open concentrate sales and nine-month 1997 revenues benefited from adjustments to prior period open concentrate sales totaling $46.6 million ($22.7 million to net income or $0.11 per share). The previous sale of copper put option contracts and the impact of forward copper and gold sales contracts collectively provided $7.7 million to third-quarter 1997 revenues ($3.8 million to net income or $0.02 per share) and $80.2 million to nine-month 1997 revenues ($39.1 million to net income or $0.20 per share).

    Cost of sales decreased by $41.3 million for the 1998 third quarter when compared with the 1997 quarter and by $136.6 million for the 1998 nine-month period when compared with the 1997 nine-month period. The decreases were caused by a number of factors, including lower labor costs reflecting the devaluation of the Indonesian rupiah, lower diesel fuel and power costs and cost reduction efforts, partially offset by higher sales volumes and an increase in the PT-FI depreciation rate resulting from additional capital assets being subject to depreciation. Most exploration costs are now being shared 60 percent by FCX and 40 percent by Rio Tinto plc (Rio Tinto) pursuant to joint venture agreements. General and administrative expenses in the 1998 periods were lower primarily because of cost reduction efforts and cost sharing with Rio Tinto. Increased net interest expense primarily reflects higher average debt levels. The lower provision for income taxes in the 1998 periods and lower minority interest charges in the nine-month 1998 period compared with the 1997 periods primarily reflect reduced net income levels at PT-FI. Minority interest charges in the third quarter of 1998 were higher when compared with the 1997 quarter primarily because of PT-FI's consolidation of certain infrastructure joint ventures.

RESULTS OF OPERATIONS
FCX has two operating segments: "mining and exploration" and "smelting and refining." The mining and exploration segment includes PT-FI's copper and gold mining operations in Indonesia and FCX's Indonesian exploration activities. The smelting and refining segment includes Atlantic's operations in Spain and PT-FI's equity investment in PT Smelting. Summary comparative results for the third-quarter and nine-month periods follow (in millions):

                               Third Quarter     Nine Months
                              ---------------  ---------------
                               1998     1997    1998     1997
                              ------   ------  ------   ------
Mining and exploration        $136.6a  $150.6  $378.5a  $545.0
Smelting and refining            9.3      9.4    31.1     19.0
Intercompany eliminations
 and other b                   (10.8)   (23.6)   (9.8)   (16.3)
                              ------   ------  ------   ------
FCX operating income          $135.1   $136.4  $399.8   $547.7
                              ======   ======  ======   ======

a. Includes a $1.6 million gain in production costs and net charges of $6.1 million to general and administrative expenses associated with the sale of corporate aircraft. Production costs also include charges totaling $6.0 million for damages caused by flooding and mudslides in July 1998.
b. Eliminations on PT-FI's sales to Atlantic totaled $(8.0) million in the third quarter of 1998, $(20.1) million in the third quarter of 1997, $0.2 million in the first nine months of 1998 and $(3.4) million in the first nine months of 1997. PT-FI's concentrate sales to Atlantic may cause fluctuations in FCX's consolidated quarterly earnings depending on the timing of the shipments and prices.

MINING AND EXPLORATION
A summary of increases (decreases) in PT-FI revenues between the periods follows (in millions):

                                         Third         Nine
                                        Quarter       Months
                                        ------       -------
Price realizations:
  Copper                                $(81.1)      $(308.4)
  Gold                                   (24.9)       (103.7)
Sales volumes:
  Copper                                  53.1         110.4
  Gold                                    (4.3)         29.4
Adjustments to prior period open sales    27.2         (28.3)
Treatment charges, royalties and other   (11.1)         10.5
                                        ------       -------
Net decrease in PT-FI revenues
 from prior-year period                 $(41.1)      $(290.1)
                                        ======       =======

     PT-FI's third-quarter and nine-month 1998 revenues declined compared with the 1997 periods primarily because of significant declines in price realizations, partially offset by increases in sales volumes. See "PT-FI Operating Results." The 1997 period realizations included copper and gold hedging gains discussed below. PT-FI's 1998 revenues included net adjustments on prior period open concentrate sales of $5.8 million for the third quarter and $26.6 million for the nine-month period, compared with ($21.4) million for the third quarter and $54.9 million for the nine-month 1997 periods. Treatment charges were higher in the 1998 periods because of higher sales volumes, partially offset by price participation in PT-FI's smelter contracts which provides for reduced treatment charges during periods of lower copper prices. Royalty costs were reduced because of lower metal prices.

PT-FI Outlook and Price Protection Program. PT-FI has commitments from various parties, including Atlantic and PT Smelting, to purchase virtually all of its expected fourth-quarter 1998 and 1999 production at market prices. PT-FI projects its share of sales for the fourth quarter of 1998 will be approximately 415 million pounds of copper and 720,000 ounces of gold. Copper and gold sales for 1998 reflect production at greater than mine-life grades during the year.

     Treatment rates for  a significant portion  of PT-FI's  1999 projected sales will be negotiated in the fourth quarter of  1998 based on current market conditions and are expected to decline.

     The significant decline in gold prices in early 1997 increased the value of PT-FI's forward gold sales contracts covering 876,000 ounces of gold at an average price of $376.08 per ounce from February 1997 through August 1997. In February 1997, PT-FI closed these contracts and received $30.1 million cash. As a result, PT-FI reported gold revenues through August 1997 at a higher price than realized under its contract terms with customers, but PT-FI no longer has forward gold sales positions. PT-FI recognized  $6.0 million of  gold revenues  from
forward sales contracts during the third quarter of 1997 and $37.6 million during the first nine months of 1997. PT-FI has suspended its program of selling gold forward on a six-month basis but may reinstate the program in the future. Future gold sales will be priced at current market prices as long as the forward sales program is suspended. The closing London Bullion Market Association spot gold price was $298.55 per ounce on October 19, 1998.

     The significant decline in copper prices during 1996 increased the value of put option contracts that PT-FI purchased under its price protection program to provide a floor price of $0.90 per pound for essentially all copper sales through the second quarter of 1997 at an average cost of approximately $0.02 per pound. During the third quarter of 1996, PT-FI sold all of its put option contracts covering approximately 1.2 billion pounds of copper for $97.2 million cash. As a result, PT-FI reported copper revenues through June 30, 1997 at a higher price than realized under its copper concentrate sales contracts, but PT-FI no longer has any price protection on its future copper sales. As conditions warrant, PT-FI may enter into new contracts for its future copper sales. PT-FI recognized net additional copper revenues of $35.6 million during the six-month period ended June 30, 1997 from the sale of its put option contracts. In June 1997, PT-FI entered into forward sales contracts to fix prices on 56.5 million open pounds of copper sales at an average of $1.22 per pound. PT-FI recorded $1.7 million of additional revenues in the third quarter of 1997 and $7.0 million in the first nine months of 1997 from these forward sales.

     PT-FI's concentrate sales agreements, with regard to copper, provide for provisional billings at the time of shipment with final settlement generally based on the average London Metal Exchange (LME) price for a specified future month. Copper revenues on provisionally priced open pounds are adjusted monthly based on then current prices. At September 30, 1998, FCX had consolidated copper sales totaling 177.2 million pounds recorded at an average price of $0.73 per pound remaining to be finally priced. Approximately 95 percent of these open pounds are expected to be finally priced during the fourth quarter of 1998 with the remaining pounds to be priced during the first quarter of 1999. A one cent movement in the average price used for these open pounds will have an approximate $0.9 million impact on FCX's 1998 net income.

PT-FI Operating Results.

                             Third Quarter        Nine Months
                           -----------------  ---------------------
                            1998      1997      1998        1997
                           -------   -------  ---------   ---------
Ore milled (metric
 tons per day, MTPD)       207,400   132,400    191,700     129,100
Copper grade (%)              1.33      1.40       1.24        1.34
Gold grade (grams per
 metric ton)                  1.29      1.56       1.28        1.40
Recovery rate (%)
  Copper                      88.7      86.4       87.3        85.6
  Gold                        86.4      82.5       84.3        79.6
Copper
  Production (000s of
   recoverable pounds)     399,700a  312,800  1,003,500a    858,100
  Sales (000s of
   recoverable pounds)     388,500b  332,600    998,100b    894,600
  Average realized price      $.74      $.95       $.76       $1.07c
Gold
  Production (recoverable
   ounces)                 527,500a  487,400  1,408,200a  1,224,900
  Sales (recoverable
   ounces)                 509,600b  522,500  1,408,200b  1,327,700
  Average realized price   $286.74   $335.63d   $290.74     $364.36d
Gross profit per pound of copper (cents):
Average realized price        74.1      95.0       75.8       106.7c
                             -----     -----      -----       -----
Production costs:
  Site production and
   delivery                   29.5      46.6       33.3        52.7
  Gold and silver credits    (38.3)    (53.3)     (41.2)      (54.4)
  Treatment charges           23.7      24.1       23.9        25.1
  Royalty on metals            1.2       2.6        1.2         3.1
                             -----     -----      -----       -----
    Cash production costs     16.1      20.0       17.2        26.5
  Depreciation and
   amortization               17.0      15.0       17.0        15.0
                             -----     -----      -----       -----
    Total production costs    33.1      35.0       34.2        41.5
                             -----     -----      -----       -----
Revenue adjustments e          0.4      (6.6)       2.7         5.0
                             -----     -----      -----       -----
Gross profit per pound
 of copper                    41.4      53.4       44.3        70.2
                             =====     =====      =====       =====

a. Amounts are PT-FI's share of aggregate production, which totaled 480.8 million pounds of copper and 662,300 ounces of gold for the third quarter and 1,206.9 million pounds of copper and 1,767,600 ounces of gold for the nine-month period.
b.   Amounts are PT-FI's share of aggregate sales, which  totaled
     467.6 million pounds of copper and 639,400 ounces of gold for the third quarter and 1,195.5 million pounds of copper and 1,752,000 ounces of gold for the nine-month period.
c.   Amount was $1.01 before hedging adjustments.
d. Amounts were $324.15 for the third quarter and $335.72 for the nine-month period before hedging adjustments.
e. Reflects adjustments to PT-FI revenues for prior period concentrate sales, and amortization of the price protection program cost during the nine-month 1997 period.

     PT-FI's mill throughput averaged a record 207,400 MTPD during the third quarter of 1998, as a result of its recently completed fourth concentrator mill expansion. Compared with a year ago, PT-FI's share of third-quarter and nine-month 1998 copper and gold sales volumes benefited from higher mill throughput and recoveries. Ore grades in the 1998 periods were lower than a year ago reflecting the capability of the expanded mill facilities to process large volumes of lower grade ore material.

     Unit site production and delivery costs averaged $0.30 per pound of copper for the third quarter of 1998, 36 percent below the $0.47 per pound reported in the third quarter of 1997, and $0.33 per pound of copper for the first nine months of 1998, 38 percent below the $0.53 per pound reported in the first nine months of 1997. The decrease in unit costs is primarily because of lower labor costs reflecting the devaluation of the Indonesian rupiah, lower diesel fuel and power costs, economies of scale from the fourth concentrator mill expansion and cost reduction efforts. Primarily because of the lower gold realizations, gold credits were lower in the 1998 periods when compared with the 1997 periods. Unit treatment charges were lower in the 1998 periods primarily because of lower price participation, which varies with the price of copper.

     On metal sales from mill throughput up to 200,000 MTPD, PT-FI's copper royalty rate varies from 1.5 percent, at a copper price of $0.90 or less, to 3.5 percent, at a copper price over $1.10, on copper net revenue. The gold and silver royalty rate is 1.0 percent. On metal sales from mill throughput in excess of 200,000 MTPD, PT-FI's copper royalty rate varies from 3.0 percent, at a copper price of $0.90 or less, to 7.0 percent, at a copper price over $1.10, on copper net revenue. The gold and silver royalty rate is 2.0 percent. At the current gold price ($298.55 per ounce on October 19, 1998), PT-FI's 1998 average unit cash production costs, including gold and silver credits, are expected to be approximately $0.15 per pound of copper. PT-FI's depreciation rate of 17.0 cents per pound for 1998 reflects an increase over the 1997 rate for a half year of depreciation on the fourth concentrator mill expansion and other capital additions.

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

    Over the past several years, and more dramatically in the second half of 1997 and in 1998, the Indonesian rupiah weakened against the U.S. dollar. During the third quarter and first nine months of 1998 PT-FI recorded losses totaling $4.1 million and $13.5 million, respectively, related to its rupiah denominated net assets. Operationally PT-FI has benefited from this weakening, primarily through lower labor costs. During the first quarter of 1998, PT-FI began a currency hedging program to reduce its exposure to changes in the Indonesian rupiah and Australian dollar by entering into foreign currency forward contracts to hedge a portion of its anticipated payments in these currencies.
 At September 30, 1998, these contracts hedged 160.0 billion of rupiah payments and 105.5 million of Australian dollar payments through September 1999. PT-FI recorded net gains to production costs totaling $0.9 million in the third quarter of 1998 and net losses to production costs totaling $4.9 million in the first nine months of 1998 related to these contracts under current accounting which requires that these contracts be marked-to-market on each reporting date and any gains or losses to be recognized currently in earnings. In June 1998 the Financial Accounting Standards Board issued Statement of Financial
Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activity," which may impact FCX's accounting for its currency hedges. FCX is currently assessing the impact this Statement will have on its financial position.

    Assuming estimated 1998 rupiah payments of 500 billion and a September 30, 1998 exchange rate of 10,800 rupiah to one U.S. dollar, a one thousand rupiah increase in the exchange rate could result in an approximate $3.9 million decrease in annual production costs and a one thousand rupiah decrease in the exchange rate could result in an approximate $4.7 million increase in annual production costs before any hedging effects.

    PT-FI's    mining  and  milling  operations  are  located  in
steep mountainous terrain in a remote area of Indonesia. Although this area ordinarily receives significant annual rainfall, much dryer conditions existed in Southeast Asia during 1997 and the first half of 1998, which were generally attributed to the "El Nino" phenomenon. Heavy rainfall on the dryer than usual terrain caused localized flooding and mudslides at the town of Tembagapura near PT-FI's mine and mill facilities on July 30-31, 1998, which resulted in damages to certain equipment and facilities owned by
PT-FI.   Mining   and  milling  operations, as  well  as  PT-FI's
administrative headquarters in Kuala Kencana, were unaffected and there were no injuries or fatalities. PT-FI charged $6.0 million to third-quarter 1998 production costs for this event. Continuation of abnormal weather patterns in general, and heavy rainfall in particular, could cause additional flooding and
mudslides  which   could   affect  both  PT-FI's  operations  and
facilities as well as the surrounding area. Because PT-FI has insurance coverage for such events with a deductible of $20
million  per  occurrence   for   physical   damage  and  business
interruption combined, the financial impact on PT-FI's operations and facilities from such events should be limited.

    On August 11, 1998, PT-FI's mining and milling operations at its Grasberg mine were suspended as a result of a wildcat work stoppage by a group of workers, a majority of whom are employees of contractors of PT-FI. On August 14, 1998, the workers voluntarily returned to work and PT-FI began resuming operations. Although disorganized, the workers cited economic and other employment issues as the reasons for their work stoppage. The employees of certain contractors have expressed a desire to become PT-FI employees, who generally have higher wages and more attractive benefits. PT-FI indicated that it would continue its practice of reviewing its package of wages and benefits to ensure that PT-FI remains competitive with other companies. The work stoppage was not authorized by the workers' union. The actions of the workers were peaceful, there were no injuries or property damage and the suspension and resumption of operations were conducted in an orderly fashion. Shipments of concentrates were made from inventory and were not disrupted by the work stoppage. PT-FI does not expect the work stoppage to impact 1998 projected sales volumes significantly.

Rio Tinto Joint Venture.
Pursuant to the Rio Tinto joint venture, Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold, and silver through 2021 from the fourth concentrator mill expansion. Rio Tinto provided a $450 million nonrecourse loan to PT-FI for PT-FI's share of the cost of the expansion. Incremental cash flow attributable to such expansion project is now being shared on the basis of 60 percent to PT-FI and 40 percent Rio Tinto. PT-FI has assigned its interest in its share of incremental cash flow to Rio Tinto until Rio Tinto receives an amount of funds equal to the funds loaned to PT-FI plus interest based on Rio Tinto's cost of borrowing. Through September 30, 1998, PT-FI's share of incremental cash flow has totaled $140.6 million. The incremental production from the expansion, as well as production from PT-FI's existing operations, are sharing proportionately in operating, nonexpansion capital and administrative costs. PT-FI will continue to receive 100 percent of the cash flow from specified annual amounts of copper, gold and silver through 2021 calculated by reference to its proved and probable reserves as of December 31, 1994.

Exploration Activities.
FCX continues its exploration program in Irian Jaya, in the Block A and Block B areas of PT-FI's Contract of Work (COW), the Eastern Mining COW, the PT-Iriana Mutiari Mining (PT-IMM) COW and in its new acreage acquired through its June 1998 exploration joint venture agreement discussed below. In Block A, which contains PT-FI's mining and milling operations, delineation drilling continues at Kucing Liar, Grasberg Underground and DOZ.

   Three rigs are now drilling the Kucing Liar ore body, where mineralization remains open to the west and toward the lower parts of the Grasberg deposit. Development of the Kucing Liar drift has resumed allowing testing of the western extent of the deposit. Delineation drilling at Grasberg Underground is ongoing with three to four drills working from the Amole drift and is scheduled to continue for the remainder of 1998 and into 1999. The focus is to delineate the Grasberg deposit below the current block cave reserve. Delineation drilling at DOZ continues to return positive results on thhe western and southwestern area of the current block cave reserve, indicating excellent potentiall for expansion of reserves.

    In Block B and the Eastern Mining COW areas, the exploration emphasis is now geared towards evaluation of the highest potential prospects. Exploration acreage has been selected which will be part of Block B's last 25 percent relinquishment, scheduled to take place at year-end 1998. Approximately 1.6 million acreas will remain within Block B after the relinquishment. Eastern Mining's last 25 percent relinquishment is scheduled for August 2001, when exploration acreage will be reduced from 1.25 million acres to approximately 0.6 million acreas.

    Exploration of PT-IMM's COW area covering 1.2 million acres continued. FCX has the option of earning a 90 percent interest in the COW. Rio Tinto has elected not to participate in this COW. Interpretation of the reconnaissance sampling program results are under way to determine areas for follow-up geological mapping and drilling. Test pitting at the Siduarsi nickel prospect has been completed with assay results pending.

    In June 1998, FCX entered into an exploration joint venture agreement under which FCX can earn an indirect interest in a COW area covering a total of approximately 1.0 million acres in several blocks contiguous to PT-FI's Block B and Eastern Mining's Block I areas in Irian Jaya. To earn up to a 54 percent interest, FCX must spend up to $21 million on exploration and other activities in the joint venture areas. The acreage includes several identified geological anomalies that are prospective exploration targets. In accordance with the FCX/Rio Tinto strategic alliance, Rio Tinto has elected to participate in 40 percent of FCX's interest and costs in this exploration joint venture.

SMELTING AND REFINING
Atlantic Operating Results.

                                       Third Quarter      Nine Months
                                      ----------------  ----------------
                                       1998     1997     1998     1997
                                      -------  -------  -------  -------
Revenues (in millions)                 $182.1   $229.5   $570.1   $663.3
Operating income (in millions)           $9.8     $9.4    $32.2    $19.0
Concentrate treated (metric tons)     235,200  241,600  740,900  683,100
Anode production (000s of pounds)     157,000  169,000  490,000  471,100
Cathode and wire rod sales
 (000s of pounds)                     140,900  133,000  405,400  375,900
Gold sales in anodes and slimes
 (ounces)                             157,700  121,400  506,600  363,200

    Atlantic reported lower revenues and cost of sales in the 1998 periods primarily because of lower copper and gold prices. Higher operating income in the third quarter of 1998 reflects higher cathode and wire rod sales volumes, partially offset by higher unit costs compared with the 1997 quarter. The nine-month 1998 period benefited from higher volumes of concentrate treated and cathode and wire rod sales compared with the 1997 period. Atlantic completed a $13.0 million "debottlenecking" project in June 1997 which increased annual production capacity by 20,000 metric tons to 290,000 metric tons. Atlantic treated 3 percent less concentrate in the third quarter of 1998 compared with the third quarter of 1997 and 8 percent more concentrate in the first nine months of 1998 compared with the first nine months of 1997. Treatment and refining rates were slightly lower in the 1998 quarter ($0.25 per pound in third-quarter 1998 compared with $0.26 per pound in third-quarter 1997) and unchanged for the nine-month periods ($0.26 per pound). Cathode cash production costs of $0.13 per pound in the 1998 periods were slightly higher than the $0.12 per pound reported in the 1997 third quarter and the same as reported in the 1997 nine-month period. Higher treatment charges, which negatively affect PT-FI, benefit Atlantic and vice versa.

    A portion of Atlantic's operating costs and certain Atlantic assets and liabilities are denominated in Spanish pesetas. Based on estimated 1998 peseta payments of 15 billion and a September 30, 1998 exchange rate of 142 pesetas to one U.S. dollar, a ten peseta increase in the exchange rate could result in an approximate $7 million decrease in costs and a ten peseta decrease in the exchange rate could result in an approximate $8 million increase in costs before any hedging effects. FCX's other income included currency translation gains (losses) totaling $(5.7) million in the third quarter of 1998, $4.5 million in the third quarter of 1997, $(4.3) million in the first nine months of 1998 and $16.6 million in the first nine months of 1997 related to net peseta-denominated liabilities.

    Atlantic has a currency hedging program to reduce its exposure to changes in the U.S. dollar and Spanish peseta exchange rate that involves foreign currency forward contracts. These contracts currently hedge approximately 50 percent of Atlantic's projected net peseta cash outflows through October 1999. In addition to the currency translation gains noted above, Atlantic recorded gains (losses) to other income related to its foreign currency contracts totaling $4.1 million in the third quarter of 1998, $(2.0) million in the third quarter of 1997, $3.8 million in the first nine months of 1998 and $(7.8) million in the first nine months of 1997.

    Beginning January 1, 1999, a new common currency (the Euro) is being introduced to member states of the European Union, including Spain. A transition period will extend until January
1, 2002.   Only a  few of Atlantic's  customers and  none of  its
suppliers have notified Atlantic of their intent to use the Euro as the currency for commercial transactions beginning January 1, 1999. Atlantic has not yet decided when it will adopt the Euro as the currency for its commercial transactions. Atlantic does not expect conversion to the Euro currency to have a material impact on its revenues or expenses. A single European currency is expected to improve Atlantic's competitiveness with other European smelters and refiners by eliminating exchange rate differences. Atlantic's current management information systems are designed to accommodate multiple currencies and would not require major
modifications  to  process  transactions  involving   the   Euro.
Atlantic's peseta hedging contracts will be set at a fixed exchange rate to the Euro and would continue to achieve their objectives.

PT Smelting.
Construction of PT Smelting's copper smelter/refinery complex in Gresik, Indonesia was completed during the third quarter of 1998 on schedule and on budget and the smelter furnace was ignited on October 12, 1998. First productioon of copper cathode is expected in the fourth quarter of 1998 followed by a gradual increase in production to design capacity of 200,000 metric tons of copper metal per year over an approximate two-year period. FCX anticipates that after PT Smelting's facilities reach design capacity, PT-FI will sell approximately 50 percent of its annual concentrate production to Atlantic and PT Smelting at market prices. PT-FI recorded charges to production costs totaling $0.4 million in the third quarter of 1998 and $1.1 million in the nine-month 1998 period for its share of PT Smelting's pre-operating costs.

OTHER FINANCIAL RESULTS
FCX's share of exploration costs totaled $2.8 million in the 1998 third quarter, $5.1 million in the 1997 third quarter, $10.3 million in the first nine months of 1998 and $14.0 million in the first nine months of 1997. Most exploration costs are now being shared 60 percent by FCX and 40 percent by Rio Tinto. Approximately $4.1 million of exploration costs in PT-FI's Block A remains to be applied to the Rio Tinto $100 million exploration funding received in 1996.

    Third-quarter 1998 general and administrative expenses include net charges totaling $6.1 million associated with the sale of corporate aircraft. Excluding these charges, general and administrative expenses declined 32 percent compared with the prior year period primarily because of initiatives to reduce costs and the effect of sharing these costs with Rio Tinto pursuant to joint venture agreements. Nine-month 1998 general and administrative expenses, excluding the above charges, declined 31 percent compared with the nine-month 1997 period.

    FCX's total interest cost (before capitalization) rose to $172.0 million for the 1998 nine-month period from $126.5 million in the 1997 nine-month period because of an increase in debt levels associated with the expansions and the FCX share purchase program. FCX capitalized $18.9 million of interest costs in the first nine months of 1998 and $14.3 million of interest costs in the first nine months of 1997 primarily related to the fourth concentrator mill expansion project.

    FCX's effective tax rate was 48 percent for the first nine months of 1998 and 46 percent for the first nine months of 1997. PT-FI's COW provides a 35 percent income tax rate and a 10 percent withholding on dividends paid to FCX by PT-FI and on interest for debt incurred after the signing of the COW. The withholding rate declined from 15 percent to 10 percent beginning February 1997 because of an amendment to the United States/Indonesia tax treaty. No income taxes are recorded at Atlantic, which is subject to taxation in Spain, because it has not generated taxable substantial tax loss carryforward for
which  no   financial statement benefit has been provided.

CAPITAL RESOURCES AND LIQUIDITY
FCX's primary  sources  of  cash are  operating  cash  flows  and borrowings, while its primary cash outflows include capital expenditures, purchases of its common stock and dividends. Net cash provided by operating activities was $358.6 million for the first nine months of 1998, compared with $385.7 million for the 1997 period. Net cash used in investing activities totaled $258.9 million in the 1998 period, compared with $446.5 million in the 1997 period, primarily for PT-FI capital expenditures. Net cash used in financing activities totaled $98.8 million in 1998, compared with $35.5 million provided by financing activities in 1997.

Operating Activities. Lower net income in the first nine months of 1998 was the primary reason for a $27.1 million decrease in operating cash flow, compared with the first nine months of 1997. PT-FI collected $30.1 million from closed gold forward sales contracts in 1997 and recognized $76.6 million of gains on the closed gold forward sales contracts and copper put options contracts sold in 1996.

Investing Activities. FCX's 1998 capital expenditures were lower compared to the 1997 period primarily because of the completion of PT-FI's fourth concentrator mill expansion. PT-FI's capital expenditures for the fourth quarter of 1998 are expected to approximate $60 million, representing primarily mine and mill sustaining capital and long-term enhancement projects. Funding is expected to be provided by operating cash flow and PT-FI's bank credit facilities ($393.0 million commitment available at October 19, 1998).

Financing Activities. Net proceeds from debt totaled $214.1 million in the first nine months of 1998 and $482.3 million in the first nine months of 1997, including net repayments of $73.7 million to Rio Tinto in the 1998 period and nonrecourse borrowings of $315.8 million from Rio Tinto in the 1997 period. During the nine-month 1998 period FCX paid $237.5 million for purchases of its common shares, compared with $250.9 million in the 1997 period under its share purchase programs discussed below. The reduction in cash dividends paid on common stock during the first nine months of 1998 reflects the decrease in FCX's regular quarterly cash dividend from $0.225 per share to $0.05 per share effective for 1998. A similar decline in PT-FI's quarterly cash dividends is the reason for lower cash dividends paid to minority interests during 1998.

    In August 1998, PT-FI entered into a purchase agreement to reacquire for $30 million a one-third interest in certain infrastructure asset joint ventures owned by Indonesian investors. The joint ventures had purchased $270.0 million of infrastructure assets from PT-FI during the period from December 1993 to March 1997. PT-FI is now consolidating the joint ventures, resulting in lower interest expense and higher minority interest charges.

    In August 1998, FCX announced a new open market share purchase program for an additional 20 million shares bringing the total shares approved for purchase under the open market share purchase programs to 60 million. During the first nine months of 1998, FCX acquired 18.8 million of its shares for $245.9 million (an average of $13.11 per share) under its open market share purchase programs, of which $8.4 million was paid in October 1998. From inception of these programs through October 19, 1998, FCX has purchased a total of 49.5 million shares for $1.0 billion (an average of $20.63 per share) and approximately 10.5 million shares remain available under the programs. The timing of future purchases is dependent upon many factors, including the price of FCX's common stock, the company's business and financial position, and general economic and market conditions.

CURRENT DEVELOPMENTS
Unfavorable economic conditions continue to affect Southeast Asia, especially Indonesia. Indonesia's economy has contracted, inflation has increased dramatically and the Indonesian rupiah has devalued. Financial assistance to Indonesia is being provided by the International Monetary Fund, and financial and regulatory changes are being implemented. International copper and gold markets and prices have been adversely affected by the recent developments in Southeast Asia. PT-FI continues to be positively impacted financially as a result of the change in the value of the rupiah on the portion of its expenditures that are paid in rupiah, net of the effects of its rupiah currency hedging program. As a result of the economic and political issues affecting Indonesia and the currently low prices for copper and gold, the availability of capital for FCX and its subsidiaries is limited and the cost of new capital, if available, would be high.

IMPACT OF YEAR 2000 COMPLIANCE
The Year 2000 (Y2K) issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four. Date-aware systems (i.e., any system or component that performs calculations, comparisons, sequencing, or other operations involving dates) may fail or produce erroneous results on or before January 1, 2000 because the year 2000 will be interpreted as the year 1900.

FCX's State of Readiness. FCX has been pursuing a strategy to ensure all its significant computer systems will be able to process dates from and after January 1, 2000, including leap years, without critical systems failure (Y2K Compliant or Y2K Compliance). Computerized systems are integral to the operations of FCX, particularly for plant and equipment process control at its mining, milling and smelting production facilities. Certain services are provided to FCX and its subsidiaries by FM Services Company (FMS), which is responsible for ensuring Y2K Compliance for the systems it manages. FMS has separately prepared a plan for its Y2K Compliance. Certain PT-FI infrastructure assets within PT-FI's area of operations are operated by third parties. Each respective third party is responsible for its own Y2K Compliance, although PT-FI is coordinating their activities and providing oversight and is responsible for their ultimate Y2K Compliance. Progress of the Y2K plan is being monitored by FCX executive management and reported to the Audit Committee of the FCX Board of Directors. In addition, the independent accounting firm functioning as FCX's internal auditors is assisting management in monitoring the progress of the Y2K plan. FCX believes all critical components of the plan are on schedule for completion by the end of the second quarter of 1999.

    The majority of computerized date-sensitive hardware and software components used by FCX or FMS are covered by maintenance contracts with the vendors who originally implemented them. Almost all of these vendors have already been contacted regarding Y2K Compliance of their products. Where necessary, software modifications to ensure compliance will be provided by the appropriate vendors under their maintenance contracts.

Information Technology (IT) Systems - The bulk of FCX computerized business systems processing is provided through commercial third party software licensed by FCX. The Y2K Compliant version of its enterprise asset management and accounting software package is being tested by FCX with implementation work scheduled for completion in the fourth quarter of 1998. Modification of other critical FCX business systems is scheduled for completion in the first quarter of 1999. FMS is responsible for making changes to the systems it manages, and modification work is scheduled for completion in the second quarter of 1999.

Non-IT Systems - FCX is heavily dependent upon computerized systems in its mining, milling and smelting production facilities. In addition, computerized systems are used extensively for exploration, reserve and production modeling functions. A detailed inventory and a preliminary risk analysis of date-aware components were completed in the third quarter of 1998. Third party engineering firms will help verify the results of the inventory and assist FCX in a comprehensive risk assessment that is scheduled for completion in the fourth quarter of 1998.

Third Party Risks - FCX computer systems are not widely integrated with the systems of its suppliers or customers. The primary potential Y2K risk attributable to third parties would be from a temporary disruption in certain materials and services provided by third parties. The mining operations of PT-FI, the largest FCX subsidiary, are located in Irian Jaya, a province of Indonesia. Because of its remote operating location, PT-FI has implemented contingency plans for critical operating supplies and materials to help mitigate the impact of a disruption in its supply and logistics chain. In addition, every FCX supplier has been contacted regarding Y2K Compliance, and effective August 1, 1998, Y2K Compliance requirements have been included in all FCX purchasing contracts. An assessment of Y2K third-party risk is under way and scheduled for completion in the fourth quarter of 1998.

The Costs to Address FCX's Y2K Issues. Expenditures for the necessary modifications required during 1998 and 1999 will largely be funded by routine software and hardware maintenance fees paid by FCX or FMS to the related software providers. Based on current information, FCX believes that the cost of Y2K
Compliance will not be significant and will be provided for through its normal operating and capital budgets. If the software modifications and conversions referred to above are not made, or are delayed, the Y2K issue could have a material impact on FCX operations. Additionally, the above cost estimates are based on management's best estimates, which are derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There also can be no assurance that the systems of other companies will be converted on a timely basis or that failure to convert will not have a material adverse effect on FCX.

The Risks of FCX's Y2K Issues. Based on preliminary risk assessment work conducted thus far, FCX believes the most likely Y2K related failures would probably be temporary disruption in certain materials and services provided by third parties, which would not be expected to have a material adverse effect on FCX's financial condition or results of operations. A more definitive assessment of this risk will be available at the conclusion of the assessment phase of the Y2K project, which is scheduled for completion in the fourth quarter of 1998.

FCX's Contingency Plans Companies, including FCX, cannot make Y2K Compliance certifications because the ability of any organization's systems to operate reliably after midnight on December 31, 1999 is dependent upon factors that may be outside the control of, or unknown to, the organization. In Securities and Exchange Commission (SEC) Staff Legal Bulletin No. 5, the SEC stated that "it is not, and will not, be possible for any single entity or collective enterprise to represent that it has achieved complete Year 2000 compliance and thus to guarantee its remediation efforts. The problem is simply too complex for such a claim to have legitimacy. Efforts to solve Year 2000 problems are best described as 'risk mitigation'."

     Although FCX believes the likelihood of any or all of the above risks occurring to be low, specific contingency plans to address certain risk areas will be developed, if needed, beginning in the first quarter of 1999. While there can be no assurance that FCX will not be materially adversely affected by Y2K problems, it is committed to ensuring that it is fully Y2K ready and believes its plans adequately address the above-mentioned risks.

CAUTIONARY STATEMENT
Management's discussion and analysis of financial condition and results of operations contains forward-looking statements regarding copper and gold sales volumes, exploration activities, cash production costs, capital expenditures, introduction of the Euro, the availability of financing and Y2K Compliance. Important factors that may cause future results to differ from FCX's expectations include unanticipated declines in the average grades of ore mined, unanticipated milling and other processing problems, labor relations, weather conditions, the speculative nature of mineral exploration, fluctuations in interest rates and other adverse financial market conditions, and other factors described in more detail under the heading "Cautionary Statements" in FCX's Form 10-K for the year ended December 31, 1997.

                      ---------------

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

     Yosefa Alomang v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-9962 (Orleans Civ. Dist. Ct. La. filed June 19, 1996). The plaintiff alleges substantially similar violations as those alleged in the Beanal suit and seeks unspecified monetary damages and other equitable relief. In February 1997, the trial court dismissed this purported class action for lack of subject matter jurisdiction because the alleged conduct and damages occurred in Indonesia. In March 1998, the Louisiana Fourth Circuit Court of Appeal reversed the trial court's dismissal and found that subject matter jurisdiction existed over some claims. In July 1998, the Louisiana Supreme Court denied FCX's writ application in which FCX had sought a review of the Fourth Circuit's earlier ruling. In October 1998, the trial court dismissed most of the plaintiff's claims but granted the plaintiff the right to file an amended complaint, which the plaintiff filed in November 1998. FCX will continue to defend this action vigorously.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  The exhibits  to this  report  are listed  in  the
               Exhibit Index beginning on Page E-1 hereof.
          (b)  During the quarter for which this report is filed,
               the registrant filed two current Reports on Form 8-K dated August 27, 1998 and September 22, 1998 reporting information under Item 5.

                            SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         FREEPORT-McMoRan COPPER & GOLD INC.



                         By: /s/ C. Donald Whitmire, Jr.
                               -------------------------
                                 C. Donald Whitmire, Jr.
                             Vice President and
                             Controller-Financial Reporting
                             (authorized signatory and

Date:  November 12, 1998

               Freeport-McMoRan Copper & Gold Inc.
                            EXHIBIT INDEX

Exhibit
Number                               Description
------                               -----------
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

4.8 Deposit Agreement dated as of January 15, 1994, among FCX, ChaseMellon, as Depositary, and holders of depositary receipts (Gold-Domminated II Depositary Receipts) evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Gold-Denominated Preferred Stock II. Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 1994 (the FCX 1994 First Quarter Form 10-Q).

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

10.28 Letter Agreement dated  December 22, 1997 between  FMS  and
     Rene L. Latiolais.Incorporated by reference to Exhibit 10.28 to the FCX 1997 Form 10-K.

15.1 Letter dated October 20, 1998 from Arthur Andersen LLP regarding unaudited interim financial statements.

27.1 FCX Financial Data Schedule.