Form 10-K
period 1998-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 1999-03-19
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)
[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1998
                               OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from .......... to ..........
                  Commission file number 1-9916

               Freeport-McMoRan Copper & Gold Inc.
     (Exact name of registrant as specified in its charter)

          Delaware                                74-2480931
 (State or other jurisdiction of   (I.R.S. Employer Identification No.)
  incorporation or organization)


                 1615 Poydras Street
              New Orleans, Louisiana              70112
      (Address of principal executive offices)  (Zip Code)

Registrant's  telephone  number,  including  area  code: (504)582-4000

   Securities registered pursuant to Section 12(b) of the Act:

     Title of each class          Name of each exchange on  which registered
     -------------------          ------------------------------------------
Class A Common Stock                     New York Stock Exchange
 par value $0.10 per share
Class B Common Stock                     New York Stock Exchange
 par value $0.10 per share
Depositary Shares representing           New York Stock Exchange
 0.05 shares of Step-Up Convertible
 Preferred Stock,
 par value $0.10 per share
Depositary Shares representing           New York Stock Exchange
 0.05 shares of Gold-Denominated
 Preferred Stock,
 par value $0.10 per share
Depositary Shares, Series II,            New York Stock Exchange
 representing 0.05 shares of Gold-
 Denominated Preferred Stock,
 Series II, par value $0.10 per share
Depositary Shares representing           New York Stock Exchange
 0.025 shares of Silver-
 Denominated Preferred Stock,
 par value $0.10 per share
9-3/4% Senior Notes due 2001 of          New York Stock Exchange
 P.T. ALatieF Freeport Finance
 Company B.V., guaranteed by
 the registrant

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        --    --
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of classes of common stock held by non-affiliates of the registrant on March 8, 1999 was approximately $1,211,000,000.

     On March 8, 1999, there were issued and outstanding
64,809,423 shares of Class A Common Stock and 98,759,277 shares of Class B Common Stock.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to stockholders for the year ended December 31, 1998 are incorporated by reference into Parts II and IV of this report and portions of the Proxy Statement submitted to the registrant's stockholders in connection with its 1999 Annual Meeting to be held on May 6, 1999 are incorporated by reference into Part III of this report.







                        TABLE OF CONTENTS
                                                              Page
Part I

Items 1. and 2. Business and Properties..........................1
Item 3. Legal Proceedings.......................................13
Item 4. Submission of Matters to a Vote of Security Holders.....13
        Executive Officers of the Registrant ...................14

Part II

Item 5. Market for Registrant's Common Equity
         and Related Stockholder Matters........................15
Item 6. Selected Financial Data.................................15
Items 7. and 7A. Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         and Quantitative and Qualitative Disclosures
         About Market Risk......................................16
Item 8. Financial Statements and Supplementary Data.............16
Item 9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure....................16

Part III

Item 10. Directors and Executive Officers of the Registrant.....16
Item 11. Executive Compensation.................................16
Item 12. Security Ownership of Certain Beneficial
          Owners and Management.................................16
Item 13. Certain Relationships and Related Transactions.........16

Part IV

Item 14. Exhibits, Financial Statement Schedules
          and Reports on Form 8-K...............................17

Signatures.....................................................S-1

Index to Financial Statements..................................F-1

Report of Independent Public Accountants.......................F-1

Exhibit Index..................................................E-1

                              PART I

Items 1. and 2.  Business and Properties.

General

Freeport-McMoRan Copper & Gold Inc., a Delaware corporation (FCX or the Company), is one of the world's largest copper and gold companies in terms of reserves and production, and believes that it has the lowest cost copper producing operations in the world, taking into account customary credits for related gold and silver production.

FCX's principal operating subsidiary is P.T. Freeport Indonesia Company (PT-FI), a limited liability company organized under the laws of the Republic of Indonesia and domesticated in Delaware. PT-FI's operations involve the exploration for and development, mining and processing of ore containing copper, gold and silver in Irian Jaya, Indonesia pursuant to an agreement (a Contract of Work or COW) with the government of the Republic of Indonesia (the Indonesian Government) and in the worldwide marketing of concentrates containing those metals. FCX owns directly an 81.28 percent interest in PT-FI. Of the remaining 18.72 percent, 9.36 percent is owned by each of the Indonesian Government and P.T. Indocopper Investama Corporation, an Indonesian limited liability company (PT-II). FCX owns a 49 percent interest in PT-II, giving FCX an aggregate 85.87 percent ownership interest in PT-FI. PT-FI's operations are located in the remote rugged highlands of the Sudirman Mountain Range in the province of Irian Jaya, Indonesia, located on the western half of the island of New Guinea. The PT-FI COW permits extensive exploration, mining and production activities in a 24,700-acre area, referred to as "Block A," and an exploration area currently consisting of approximately 1.6 million acres referred to as "Block B." PT-FI's largest mine, Grasberg, was discovered in Block A in 1988 and contains the largest single gold reserve and one of the three largest open-pit copper reserves of any mine in the world.

Through P.T. IRJA Eastern Minerals Corporation (Eastern Mining), FCX holds an additional COW in Irian Jaya covering an approximate
1.25 million-acre exploration area. Eastern Mining was formed in 1994 to explore for copper, gold and silver in the Eastern Mining COW area. FCX owns 90 percent of the outstanding common stock of Eastern Mining through a wholly owned subsidiary, and PT-II owns the remaining 10 percent, giving FCX an aggregate 94.9 percent ownership interest in Eastern Mining.

In 1996, FCX and Rio Tinto plc (Rio Tinto) established exploration and expansion joint ventures. Pursuant to the exploration joint ventures, Rio Tinto has a 40 percent interest in future development projects under the PT-FI COW and the Eastern Mining COW. Rio Tinto also has a 40 percent interest in certain assets and production exceeding specified annual amounts of copper, gold and silver through 2021 and 40 percent of all production thereafter through a joint venture covering expanded operations in Block A.

FCX has an option through June 1999 to acquire a 90 percent ownership interest in an entity that holds a COW covering an area of approximately 1.2 million acres in central Irian Jaya. Additionally, in June 1998 FCX entered into an exploration joint venture agreement through which it can earn an indirect interest in a COW area covering a total of approximately 1.0 million acres in several blocks contiguous to PT-FI's Block B and Eastern Mining's Block I areas. See "Exploration."

FCX's operations also involve the smelting and refining of copper concentrates in Spain and marketing refined copper products through its indirect, wholly owned subsidiary, Atlantic Copper, S.A. (Atlantic). PT-FI has a 25 percent interest in P.T. Smelting Co. (PT-SC), an Indonesian company that completed construction of a copper smelter/refinery in Gresik, East Java, Indonesia during the third quarter of 1998. See "Atlantic Copper, S.A." and "P.T. Smelting Co."

Republic of Indonesia

The Republic of Indonesia consists of more than 17,000 islands stretching 3,000 miles along the equator from Malaysia to Australia and is the fourth most populous nation in the world with over 200 million people. Following many years of Dutch colonial rule, Indonesia gained independence in 1945 and now has a presidential republic system of government.

Maintaining a good working relationship with the Indonesian Government is of particular importance to the Company because all of its mining operations are located in Indonesia. PT-FI's mining complex was Indonesia's first copper mining project and was the first major foreign investment in Indonesia following the economic development program instituted by the Indonesian Government in 1967. PT-FI works closely with the central, provincial and local governments in development efforts in the vicinity of its operations. The Company's current exploration and mining operations in Indonesia are conducted through PT-FI by virtue of the PT-FI COW and through Eastern Mining by virtue of the Eastern Mining COW, both of which have 30-year terms, provide for two 10-year extensions under certain conditions, and govern PT-FI's and Eastern Mining's rights and obligations relating to taxes, exchange controls, royalties, repatriation and other matters. Both COWs were concluded pursuant to the 1967 Foreign Capital Investment Law, which expresses Indonesia's foreign investment policy and provides basic guarantees of remittance rights and protection against nationalization, a framework for economic incentives and basic rules regarding other rights and obligations of foreign investors. Any disputes regarding the provisions of the COWs are subject to international arbitration.

The area surrounding PT-FI's mining development is sparsely populated by local tribes and former residents of more populous areas of Indonesia, some of whom have resettled in Irian Jaya under the Indonesian Government's transmigration program. A small segment of the local population has in the past opposed Indonesian rule over Irian Jaya, and several small separatist groups have sought political independence for the province. Public discussion of the degree of political and economic autonomy that may be allowed individual provinces, including Irian Jaya, have been held and likely will continue throughout the 1999 parliamentary and presidential elections. Sporadic attacks on civilians by the separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military have led to previous allegations of human rights violations. PT-FI personnel have not been involved in those conflicts. The Indonesian military occasionally has exercised its right to appropriate transportation and other equipment of PT-FI to use in its security operations.

Unfavorable economic conditions continue to affect Southeast Asia, including Indonesia. Since early 1997, Indonesia's economy has contracted, inflation increased dramatically, and the Indonesia rupiah severely weakened initially and then partly recovered and continues to be unpredictable. Financial assistance to Indonesia is being provided by the International Monetary Fund, and various political, financial and regulatory changes are being implemented, including national parliamentary elections scheduled for June 1999 followed by a presidential election currently scheduled for September 1999. International copper and gold markets have been adversely affected by the developments in Southeast Asia.

Contracts of Work

The PT-FI COW covers both Block A, which was originally the subject of a 1967 COW between PT-FI's predecessor and the Indonesian Government, and Block B, to which PT-FI gained rights in 1991. The initial term of the PT-FI COW expires in December 2021 with provisions for two 10-year extensions under certain conditions. Pursuant to the PT-FI COW, PT-FI to date has relinquished its rights to 4.9 million acres in Block B, including 1.6 million acres in December 1998. PT-FI retains the rights to 1.6 million acres in Block B, which it believes contain the most promising exploration opportunities following extensive geological assessment.

In August 1994, the Indonesian Government granted Eastern Mining a COW originally covering approximately 2.5 million acres in three separate blocks. The Eastern Mining COW provides for a four-to-seven year exploratory term and a 30-year term for mining operations, with provisions for two 10-year extensions under
certain conditions.   Like the PT-FI COW, the Eastern Mining COW
requires Eastern Mining to relinquish its right to portions of the COW area determined by Eastern Mining in amounts equal to 25 percent of the original approximately 2.5 million acres at the end of each of three specified periods. Eastern Mining to date has relinquished approximately 1.25 million acres and must relinquish approximately 0.6 million additional acres by August 2001.

Ore Reserves

All of PT-FI's proved and probable reserves, including the Grasberg deposit, lie within Block A. In 1998, PT-FI increased its aggregate proved and probable reserves by approximately 381 million metric tons of ore representing 6.0 billion recoverable pounds of copper, 4.3 million recoverable ounces of gold and 18.7 million recoverable ounces of silver. December 31, 1998 aggregate proved and probable recoverable reserves, net of 1998 production, totaled 2.48 billion metric tons of ore averaging 1.13 percent copper, 1.05 grams of gold per metric ton and 3.83 grams of silver per metric ton, representing 51.3 billion pounds of copper, 64.2 million ounces of gold and 153.1 million ounces of silver. Pursuant to joint venture arrangements, Rio Tinto has a 40 percent interest in production exceeding specified annual amounts of copper, gold and silver through 2021, calculated by reference to PT-FI's proved and probable reserves as of December 31, 1994, and 40 percent of all production thereafter. Net of Rio Tinto's share, PT-FI's share of proved and probable recoverable copper, gold and silver reserves was 40.0 billion pounds of copper, 51.6 million ounces of gold and 119.1 million ounces of silver as of December 31, 1998. Net of Rio Tinto's share, 1998 additions and revisions to PT-FI's proved and probable copper, gold and silver reserves replaced approximately 250 percent of PT-FI's 1998 copper production, 120 percent of gold production and 330 percent of silver production. Estimated recoverable reserves were assessed using a copper price of $0.90 per pound and a gold price of $325 per ounce. Using prices of $0.75 per pound of copper and $280 per ounce of gold would reduce estimated recoverable reserves by approximately 9 percent for copper, 7 percent for gold and 9 percent for silver.

The Grasberg deposit contains the largest single gold reserve and is one of the three largest open-pit copper reserves of any mine in the world. The Grasberg deposit contained combined open pit and underground proved and probable ore reserves as of December 31, 1998 of 1.88 billion metric tons at an average grade of 1.04 percent copper, 1.03 grams of gold per metric ton and 3.05 grams of silver per metric ton. As of December 31, 1998, Kucing Liar contained proved and probable ore reserves of 320.5 million metric tons at an average grade of 1.41 percent copper, 1.41 grams of gold per metric ton and 5.30 grams of silver per metric ton.

The Company's reserves as of December 31, 1997 and 1998 included in this report have been verified by Independent Mining
Consultants, Inc., and this reserve information has been included in this report in reliance upon the authority of Independent
Mining Consultants, Inc. as experts in mining, geology and reserve determination. See "Cautionary Statements."

Mining Operations

Mines in Production. PT-FI currently has two mines in operation: the Grasberg and the Intermediate Ore Zone (IOZ), both within Block A. Open pit mining of the Grasberg ore body commenced in January 1990, and in 1998 the Grasberg mine output totaled approximately 67.0 million metric tons of ore, providing 93 percent of PT-FI's total ore production in 1998. The IOZ is an underground block cave operation that was placed in production in the first half of 1994. Production is at the 3,550 meter elevation level, approximately 300 meters below the Ertsberg East deposit, which was depleted in the second half of 1994. In 1998, output from the IOZ mine totaled 4.9 million metric tons of ore.

Mines in Development. Four other significant ore bodies, referred to as the Deep Ore Zone (DOZ), the DOM, the Big Gossan and Kucing Liar are located in Block A. These ore bodies are currently at various stages of development, and are carried as proved and probable reserves. See "Cautionary Statements."

The DOZ ore body lies vertically below the IOZ. Initial production from the DOZ ore body commenced in 1989 but was suspended in favor of production from the Grasberg deposit. DOZ production is anticipated to recommence in approximately 2000 as the overlying IOZ reserve nears depletion.

The DOM ore body lies approximately 1,200 meters southeast of the depleted Ertsberg East deposit. Pre-production development was completed as the Grasberg ore body began open pit production in 1990, and all maintenance, warehouse and service facilities are in place. Production at the DOM ore body was deferred until after completion of open pit mining as a result of the increasing reserves and production capabilities of the Grasberg ore body.

The Big Gossan ore body is located approximately 1,000 meters southwest of the original Ertsberg East deposit. Initial underground development of the ore body began in 1993 when tunnels were driven from the mill area into the ore zone at the 2,900 meter elevation level. A variety of stoping methods will be used to mine the deposit, with production expected to commence within the next ten years as other underground mines are depleted.

The Kucing Liar ore body lies on the southern flank of and underneath the southern portion of the Grasberg open pit at the 2,500-2,900 meter elevation level. Two rigs are now drilling in the Kucing Liar ore body. Recent drilling to the west indicates a possible thinning or fault offsets to the mineralization, but continuity of mineralization extends beyond the

1998 reserve additions and along favorable horizons toward the Grasberg deposit. Further delineation of this ore body is scheduled for 1999, upon completion of which potential development plans will be assessed.

For a detail of PT-FI's proved and probable reserves as of December 31, 1998, see FCX's Annual Report incorporated herein by reference as part of "Item 8. Financial Statements and Supplementary Data."

Exploration

Block A delineation drilling continues at Kucing Liar (as discussed above), Grasberg Underground and the DOZ underground ore bodies. Drilling at Grasberg Underground is ongoing with two drills working from the Amole drift to delineate the Grasberg Underground deposit below the 1998 reserve additions. Copper-gold mineralization is decreasing with depth where additional drilling is planned for 1999 to fully define the ultimate geometry of the mineralized zone, which extends for over 1,500 meters vertically from the original ore intercepts at the 4,200 meter elevation. Drilling at DOZ continues to return positive results, indicating the potential for additional reserve increases. Other targets in Block A yet to be evaluated include the DOM Deep, fault systems parallel to the Kucing Liar/Idenberg #1 fault system and other intrusive centers and fault intersections.

Exploration activities continue in Block B, which includes the Wabu Ridge gold prospect as well as in other COW areas. Activities are primarily focused on prospects that potentially could lead to the discovery of significant porphyry and/or skarn-type copper-gold deposits. Presently, exploration drilling is ongoing with three rigs on several identified geological anomalies. Rio Tinto has elected to participate in 40 percent of FCX's interest and costs in exploration drilling activities now in progress.

Pursuant to the exploration joint ventures, Rio Tinto has a 40 percent interest in development projects under the PT-FI COW and the Eastern Mining COW. Under these arrangements, Rio Tinto funded $100 million in 1996 for approved exploration costs in the areas covered by the PT-FI COW and the Eastern Mining COW. As of December 31, 1998, $1.2 million in PT-FI's Block A remained to be applied to the $100 million Rio Tinto exploration funding. Mutually agreed upon exploration costs in PT-FI's Block B and Eastern Mining's COW areas are now being shared 60 percent by FCX and 40 percent by Rio Tinto.

In December 1997, FCX signed a letter of intent to acquire an ownership interest in P.T. Iriana Mutiara Mining (PT-IMM). PT-IMM holds a COW covering an area of approximately 1.2 million acres in central Irian Jaya, in part contiguous to Eastern Mining's COW area. Pursuant to the Rio Tinto joint venture arrangements, Rio Tinto has elected not to participate with respect to 40 percent of FCX's interest in this COW area. If FCX elects to continue participation beyond June 30, 1999, it would acquire for $7.0 million a 90 percent ownership interest and would fund all exploration costs up to and including a feasibility study. FCX would also be responsible for arranging construction financing for PT-IMM for any economically feasible projects in the PT-IMM COW area.

In June 1998, FCX entered into an exploration joint venture agreement through which it can earn an indirect interest in a COW area covering a total of approximately 1.0 million acres in several blocks contiguous to PT-FI's Block B and one of Eastern Mining's blocks in Irian Jaya. Rio Tinto has elected to participate in 40 percent of FCX's interest and costs in this exploration joint venture. To earn up to a 54 percent interest, FCX and Rio Tinto must spend a total of up to $21 million on exploration and other activities in the joint venture areas ($3.0 million of which was incurred through December 31, 1998). Exploration drilling is ongoing on several identified geological anomalies.

Milling and Production

The ore from PT-FI's mines moves by a conveyor system to a series of ore passes through which it drops to the mill complex located approximately 2,900 meters above sea level. At the mill, the ore is crushed and ground and mixed in tanks with water and small amounts of chemical reagents where it is continuously agitated with air. During this physical separation process, copper-, gold- and silver-bearing particles rise to the top of the tanks and are collected and thickened. The concentrate leaves the mill complex as a thickened concentrate slurry, consisting of approximately 65 percent solids by weight, and is pumped through three 115 kilometer pipelines to the port site facility at Amamapare where it is filtered, dried and stored for shipping. Ships are loaded at dock facilities at the port until they draw their maximum water, then move to deeper water, where loading is completed from shuttling barges.

In early 1998, PT-FI and Rio Tinto completed construction on the "fourth concentrator mill expansion" of PT-FI's facilities. Pursuant to the expansion joint venture agreement, Rio Tinto provided a $450 million nonrecourse loan to PT-FI for PT-FI's share of the cost of the expansion. PT-FI and Rio Tinto began sharing incremental cash flow attributable to the expansion effective January 1, 1998 on the basis of 60 percent to PT-FI and 40 percent to Rio Tinto. PT-FI has assigned its share of incremental cash flow to Rio Tinto until Rio Tinto receives an amount equal to the funds loaned to PT-FI plus interest based on Rio Tinto's cost of borrowing. Through December 31, 1998, PT-FI's share of incremental cash flow totaled $236.4 million of which $188.6 million was paid to Rio Tinto in 1998 and $47.8 million was paid in 1999. The incremental production from the expansion, as well as production from PT-FI's existing operations, share proportionately in operating, nonexpansion capital and administrative costs. PT-FI will continue to receive 100 percent of the cash flow from specified annual amounts of copper, gold and silver through 2021 calculated by reference to its proved and probable reserves as of December 31, 1994 and 60 percent of all cash flow thereafter.

PT-FI's copper royalty rate under the COW varies from 1.5 percent, at a copper price of $0.90 or less, to 3.5 percent, at a copper price of $1.10 or more, of copper net revenue. The related rate for gold and silver sales is 1.0 percent. In light of its substantially expanded production capabilities, PT-FI is discussing with the Indonesian Government the payment of voluntary additional royalties on metal from production above 200,000 metric tons of ore per day (MTPD) in amounts for copper equal to the COW royalty and for gold and silver equal to twice the COW royalties. Therefore, including the payment of COW royalties, the total of royalties paid on copper net revenues from production above 200,000 MTPD would be double the amount of the COW royalty; and the total of royalties paid on gold and silver sales from production above 200,000 MTPD would be triple the amount of the COW royalties. The additional royalties would be effective January 1, 1999. Because in large part mineral royalties under Indonesian Government regulations are remitted to the provinces from which the minerals are extracted, PT-FI offered the voluntary additional royalties to provide additional support to the local governments and the people of Irian Jaya.

In 1998, PT-FI's production, net of RioTinto's interest, totaled
1.43 billion pounds of copper, approximately 22 percent more than in 1997, and 2,227,700 ounces of gold, approximately 24 percent more than in 1997, resulting from record average ore throughput of 196,400 MTPD, as compared to an average of 128,600 MTPD for 1997. Average cash production costs in 1998, net of customary gold and silver credits, were $0.12 per pound of copper, which were 47 percent lower than the comparable 1997 average primarily because of lower labor costs reflecting the devaluation of the Indonesian rupiah, lower diesel fuel and power costs, economies of scale from the fourth concentrator mill expansion and cost reduction efforts. For more information regarding FCX's operating and financial results, see "Item 6. Selected Financial Data" and "Items 7. and 7A. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk."

Infrastructure Improvements

The location of PT-FI's current operations in a remote area requires that its operations be virtually self-sufficient. In addition to the mining facilities described above, the facilities originally constructed by or with the participation of PT-FI include an airport, a port, a 119 kilometer road, an aerial tramway, a hospital and related medical facilities, two town sites with housing, schools and other facilities sufficient to support more than 17,000 persons.

In 1996, PT-FI completed the first phase of the Enhanced Infrastructure Program (EIP), which includes various residential, community and commercial facilities. The EIP is designed to provide the infrastructure needed for PT-FI's operations, to enhance the living conditions of PT-FI's employees, and to develop and promote the growth of local and other third party activities and enterprises in Irian Jaya. The full EIP includes plans for various commercial, residential, educational, retail, medical, recreational, environmental and other infrastructure facilities to be constructed over a ten-to-twenty year period. The facilities constructed through the EIP have been and are expected to continue to be developed by PT-FI through joint ventures or direct ownership involving local Indonesian interests and other investors.

In March 1997, PT-FI completed the final $75.0 million sale of infrastructure assets to joint ventures then owned one-third by PT-FI and two-thirds by P.T. AlatieF Nusakarya Corporation
(AlatieF), an Indonesian investor. The sales to the AlatieF joint ventures totaled $270.0 million during the period from December 1993 to March 1997. PT-FI subsequently sold its one-third interest in the joint ventures to AlatieF in March 1997.
In September 1998, PT-FI reacquired for $30.0 million an aggregate one-third interest in the joint ventures and continues to lease the infrastructure assets under infrastructure asset financing arrangements. PT-FI guarantees the AlatieF loan associated with the purchases and is consolidating the joint ventures for financial reporting purposes because the financing arrangements provide the joint venture partners with a guaranteed
15 percent after-tax minimum annual return on their investment.

In December 1997, PT-FI completed a $366.4 million sale of the new power plant facilities to the joint venture that owns the assets that already provide electricity to PT-FI. The purchase price included $123.2 million for Rio Tinto's share of the new power plant facilities. Asset sales to the power joint venture totaled $581.4 million through 1997 including $458.2 million of PT-FI owned assets. PT-FI subsequently sold its 30 percent interest in the joint venture to the other partners and is purchasing power under infrastructure asset financing arrangements pursuant to a power sales agreement.

Marketing

PT-FI's copper concentrates, which contain significant quantities of gold and silver, are sold under United States dollar-denominated sales agreements, mostly to companies in Asia and Europe and international trading companies. Substantially all of PT-FI's budgeted production of copper concentrates is sold under long-term contracts, pursuant to which the selling price is based on world metals prices (generally the London Metal Exchange (LME) settlement prices for Grade A copper) less certain allowances. Under these contracts, initial billing occurs at the time of shipment and final settlement on the copper portion generally occurs three months after arrival based on average LME prices for that month. Gold generally is sold at the London Bullion Market Association average price for the month of shipment. Revenues from concentrate sales are recorded net of royalties, treatment and refining costs and the impact of derivative financial instruments, if any, used to hedge against risks from copper and gold price fluctuations. Treatment and refining costs represent payments to smelters and refiners and are either fixed or in certain cases vary with the price of copper. A small portion of PT-FI's forecasted production of copper concentrates, and any production in excess of these amounts, is sold in the spot market. See "Cautionary Statements."

PT-FI has obtained commitments, including commitments from Atlantic and PT-SC, for essentially all of its estimated 1999 production at market prices. PT-FI's share of sales for 1999 is expected to approximate 1.4 billion pounds of copper and 2.1 million ounces of gold. PT-FI's estimated 1999 copper and gold sales reflect management's expectation of producing at higher mill throughput rates than in 1998 because of the fourth concentrator mill expansion, offset by expected lower average ore grades and recoveries compared to 1998. See "Cautionary Statements." The lower projected ore grades for 1999 reflect the capability of the expanded mill facilities to process large volumes of lower grade ore material. PT-FI has a long-term contract to provide Atlantic with approximately 60 percent of its copper concentrate requirements at market prices. PT-FI is providing 100 percent of PT-SC's copper concentrate requirements at market prices; however, for the first 15 years of operations the treatment and refining charges will not fall below a specified minimum rate. After PT-SC's operations reach design capacity, FCX anticipates that PT-FI will sell at least 50 percent of its annual concentrate production to Atlantic and PT-SC.

Atlantic Copper, S.A.

Atlantic's smelter has a design capacity of 290,000 metric tons of metal per year. Atlantic purchased approximately 70 percent of its 1998 concentrate requirements from PT-FI at market prices.
 Atlantic has a long-term contract through December 2004 to purchase approximately 60 percent of its concentrate requirements from PT-FI at market prices. During 1998, Atlantic treated 973,900 metric tons of concentrate, 5 percent more than the 929,700 metric tons treated in 1997.

P.T. Smelting Co.

During the third quarter of 1998, PT-SC completed construction of its smelter/refinery in Gresik, East Java, Indonesia, which is designed to produce 200,000 metric tons of metal per year. The smelter furnace was ignited on October 12, 1998 with first production of copper cathode in December 1998. Production is expected to gradually increase to design capacity over an approximate two-year period. PT-SC is a joint venture between PT-FI, Mitsubishi Materials Corporation (Mitsubishi Materials), Mitsubishi Corporation (Mitsubishi) and Nippon Mining & Metals
Co., Ltd. (Nippon), which own 25 percent, 60.5 percent, 9.5 percent and 5 percent, respectively, of the outstanding PT-SC stock. PT-FI is providing 100 percent of PT-SC's copper concentrate requirements at market rates; however, for the first 15 years of operations the treatment and refining charges will not fall below a specified minimum rate. PT-FI has also agreed to assign, if necessary, its earnings in PT-SC to support a 13 percent cumulative annual return to Mitsubishi Materials, Mitsubishi and Nippon for the first 20 years of commercial operations.

Competition

FCX competes with other mining companies in the sale of its mineral concentrates and the recruitment and retention of qualified personnel. Some competing companies possess financial resources equal to or greater than those of FCX. Management believes, however, that FCX is the lowest cost copper producer in the world, taking into account customary credits for related gold and silver production, which serves as a significant competitive advantage.

Social Development

FCX has a social and human rights policy to ensure it operates in Irian Jaya in compliance with Indonesian laws, in a manner that respects basic human rights and the culture of the people who are indigenous to the area. PT-FI continues to incur significant costs associated with its social and cultural activities. These activities include comprehensive job training programs, basic education programs, extensive malaria control and several public health programs, agricultural assistance programs, a business incubator program to encourage the local people to establish their own small scale businesses, cultural preservation programs,
and charitable donations.   In April 1996,  PT-FI agreed to
commit at least one percent of its revenues for the following 10 years to support village-based, bottom-up health, education, economic and social development programs in its area of operations through the Freeport Fund for Irian Jaya Development (FFIJD). This commitment replaced community development programs undertaken by the company that spent a similar amount of money each year. In 1998, PT-FI contributed $13.5 million to the FFIJD.

In early 1996, the international consulting firm of LABAT-Anderson undertook a comprehensive independent audit of social programs at PT-FI's operations in Irian Jaya. In July 1997, the LABAT-Anderson team submitted its final report to the Indonesian Government and PT-FI, which noted that PT-FI had gone beyond the usual role and responsibilities of a private company in providing assistance for the development of the local people. The report also made a number of recommendations designed to make PT-FI's programs more effective, including restructuring PT-FI's participation in the Indonesian Government's development plan for the area to provide for more direct input by local people through their leaders. At the end of 1998, discussions with local and church leaders, government representatives and members of interested non-governmental organizations successfully culminated with the restructuring of the FFIJD. The new umbrella structure is called the Lembaga Pengembangan Masyarakat-Irian Jaya (LPM-
IRJA), or the People's Development Foundation-Irian Jaya. The LPM-IRJA Board of Directors is made up of the head of the local government, currently a Kamoro, a leader of the Amungme people, a leader of the Kamoro people, leaders of the three local churches and a representative of PT-FI. The Board of Directors makes grants from the FFIJD and has oversight for implementation of local developmental programs, through the implementation Board, which is headed by an Amungme leader and is composed of representatives of all local indigenous groups.

The LPM-IRJA Board of Directors has approved a 1999/2000 operational plan and has selected a number of yayasans, or foundations, to implement funded projects. The operational plan provides some type of assistance for all 71 villages in the Mimika district, with the greatest support going to the 29 villages defined by the Amungme and Kamoro as most critically impacted by PT-FI's operations. Another important project will be a new primary care hospital in Timika. Ground has been broken for the 75-bed facility. The team which accomplished the restructuring took care to socialize and communicate the results in all Mimika villages before the implementation of any new programs or projects.

While management believes that its efforts to be responsive to the issues relating to the impact of its operations on the local villages and tribes should serve to avoid disruptions of mining operations, social and political instability in the area may, in the future, have an adverse impact on PT-FI's mining operations.

Environmental Matters

FCX has an environmental policy committing it not only to compliance with federal, state and local environmental statutes and regulations, but also to continuous improvement of its environmental performance at every operational site. Management believes that PT-FI's operations are being conducted pursuant to applicable permits and are in compliance in all material respects with applicable Indonesian environmental laws, rules and regulations. Mining operations on the scale of PT-FI's operations in Irian Jaya involve significant environmental challenges, primarily related to the disposition of tailings, which are the crushed and ground rock material resulting from the physical separation of commercially valuable minerals from the ore. The Company has an extensive, ongoing management system for the disposal of tailings resulting from its milling operations. In January 1997, PT-FI completed an engineered levee system, as part of its Indonesian Government-approved Tailings Management Plan, to minimize the impact of the tailings on the environment through a controlled deposition area that ultimately will be reclaimed and revegetated.

In 1995, PT-FI participated in a voluntary independent environmental audit of its Irian Jaya operations under a program monitored by the Indonesian Government. The environmental audit report was completed and released in 1996 and included a total of 33 principal recommendations, all of which have been implemented. The audit team identified the disposal of tailings as the most critical environmental issue facing PT-FI, requiring significant study, engineering and monitoring over the life of the mine. The audit concluded PT-FI's Tailings Management Plan represented the most suitable option for tailings disposal considering the engineering and environmental challenges in Irian Jaya. The audit also confirmed that: the tailings from PT-FI's mining operations are non-toxic; the mining operations do not pose any significant risk to Irian Jaya's biodiversity; and, PT-FI's operations are being conducted in compliance in all material respects with applicable Indonesian environmental laws, rules and regulations. PT-FI has committed to independent external environmental audits by qualified experts every three years, with the results to be made public. The second such audit will be conducted and made public in the second half of 1999. PT-FI is also continuing its annual internal audits, through the life of its mining operations, so that PT-FI's environmental management and monitoring programs will remain sound and the operations will remain in material compliance.

In December 1997, PT-FI received environmental approval from the Minister of Environment for its Regional AMDAL (comprehensive Environmental Assessment, Monitoring Plan and Management Plan) study, which was necessary to allow PT-FI to expand its milling rate up to a maximum of 300,000 MTPD. PT-FI's environmental programs were developed, expanded and/or enhanced in accordance with the approved 300,000 MTPD Regional AMDAL study.

The ultimate amount of PT-FI's reclamation and closure costs to be incurred cannot currently be projected with precision. Estimates involving environmental matters, such as closure some thirty or more years in the future, are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation. Ultimate reclamation and closure costs may require as much as $100 million but are not expected to exceed $150 million. These estimates are subject to revision over time as more complete studies are performed and more definitive plans are formulated. Some reclamation costs will be incurred throughout the remaining life of the mine while most closure costs and the remaining reclamation costs will be incurred at the end of the mine's life, which is currently estimated to exceed 30 years. PT-FI had $9.2 million accrued on a unit-of-production basis as of December 31, 1998 for mine closure and reclamation costs. In 1996, PT-FI began contributing to a cash fund ($0.9 million balance at December 31, 1998) designed to accumulate at least $100 million by the end of its Indonesian mine's life. Proceeds from this fund, including accrued interest, will be used to fund costs incurred for mine closure and reclamation. An increasing emphasis on environmental issues and future changes in regulations could require FCX to incur additional costs that would be charged against future operations.

Management believes that Atlantic's facilities and operations are in compliance in all material respects with all applicable Spanish environmental laws, rules and regulations. In 1996 and 1997, Atlantic successfully completed the environmental improvement project started in 1994 in conjunction with expansion activities at its copper smelter in Huelva. New technology substantially reduced atmospheric emissions from its operations even with an approximate doubling of production capacity. In addition, dust emissions have decreased as a result of the installation of new facilities for handling ore concentrates and the addition of new bag filters in the concentrate drying and furnace tapping areas. New gas scrubbers have significantly reduced acid mist and particulate emissions.

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

Guarantee of Loan for Purchase of PT-II Stock

In March 1997, P.T. Nusamba Mineral Industri (NMI), a subsidiary of P.T. Nusantara Ampera Bakti, acquired from a third party approximately 51 percent of the capital stock of PT-II. NMI financed $254 million of the $315 million purchase price with a
variable-rate commercial loan maturing in March 2002.   FCX has
agreed that if NMI defaults on the loan, FCX will purchase the PT-II stock or the lenders' interest in the commercial loan for the amount then due by NMI under the loan. FCX also agreed to lend to NMI any amounts to cover any shortfalls between the interest payments due on the commercial loan and the dividends received by NMI from PT-II. At December 31, 1998, $25.4 million was due in March 2002 from NMI because of interest payment shortfalls. The amount of any future shortfalls will depend primarily on the level of PT-FI's dividends to PT-II.

Employees and Relationship with FM Services Company

As of December 31, 1998, PT-FI had 6,349 employees (approximately 97 percent Indonesian). In addition, as of December 31, 1998, PT-FI had approximately 2,252 contract workers, the vast majority of whom were Indonesian. Approximately 57 percent of PT-FI's Indonesian employees are members of the All Indonesia Workers' Union, which operates under Indonesian Government supervision and is party to a labor agreement covering PT-FI's hourly-paid Indonesian employees that expires on September 30, 1999. PT-FI's relations with the workers' union have generally been positive.

On August 11, 1998, PT-FI's mining and milling operations at its Grasberg mine were suspended as a result of a wildcat work stoppage by a group of workers, a majority of whom were employees of contractors of PT-FI. On August 14, 1998, the workers voluntarily returned to work and PT-FI began resuming operations. The workers cited economic and other employment issues as the reasons for their work stoppage. The employees of certain contractors expressed a desire to become PT-FI employees, who generally have higher wages and more attractive benefits. PT-FI indicated that it would continue its practice of reviewing its package of wages and benefits to ensure that PT-FI remains competitive with other companies. The workers' union did not authorize the work stoppage. The actions of the workers were peaceful, there were no injuries or property damage and the suspension and resumption of operations were conducted in an orderly fashion. Shipments of concentrates were made from inventory and were not disrupted by the work stoppage.

As of December 31, 1998, Atlantic had 773 employees, of which approximately 31 percent are covered by union contracts.
Atlantic experienced no work stoppages in 1998 and relations with these unions have also generally been good.

Since January 1, 1996, FM Services Company, a Delaware corporation 45 percent owned by FCX (FMS), has furnished executive, administrative, financial, accounting, legal, tax, sales and similar services to FCX, PT-FI, Eastern Mining and Atlantic. FCX reimburses FMS, at its cost, including allocated overhead, for these services on a monthly basis. As of December 31, 1998, FCX had 42 employees and FMS had 207 employees. FMS employees also provide services to two other publicly traded companies.

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

Commodity Price Risk. FCX's revenues are derived primarily from PT-FI's sale of copper concentrates, which also contain significant amounts of gold, and from Atlantic's sale of copper cathodes and wire rod. FCX's net income can vary significantly with fluctuations in the market prices of copper and gold. Prices for copper and gold historically have fluctuated widely and are affected by numerous factors beyond FCX's control. In addition, PT-FI's concentrate sales agreements, with regard to copper, provide for provisional billings when shipped with final settlement generally based on the average LME price for a specified future month. Copper revenues on provisionally priced open pounds are adjusted monthly based on then current prices. Movement in the average price used for these open pounds will have an impact on FCX's net income.

Indonesian Political, Economic and Social Risks. President Suharto, who assumed power in 1966, was re-elected in March 1998 to a seventh consecutive five-year term. In May 1998, President Suharto resigned his presidency in the wake of an economic collapse in Indonesia and in the face of growing social unrest and demonstrations. Vice-President B.J. Habibie succeeded Suharto and has since announced new parliamentary elections will be held in June 1999, followed by a presidential election currently scheduled for September 1999.

Unfavorable economic conditions continue to affect Southeast Asia, including Indonesia. Since early 1997, Indonesia's economy has contracted, inflation increased dramatically, and the Indonesian rupiah severely weakened initially and then partly recovered and continues to be unpredictable. Financial assistance to Indonesia is being provided by the International Monetary Fund, and various political, financial and regulatory changes are being implemented, including the scheduled June 1999 national parliamentary elections discussed above. International copper and gold markets have been adversely affected by the developments in Southeast Asia.

PT-FI's current mining operations are located in the Indonesian province of Irian Jaya, which occupies the western half of the island of New Guinea and became part of Indonesia during the early 1960s. The area surrounding PT-FI's mining development is sparsely populated by primitive local tribes and former residents of more populous areas of Indonesia, some of whom have resettled in Irian Jaya under the Indonesian Government's transmigration program. A small segment of the local population has in the past opposed Indonesian rule over Irian Jaya, and several small separatist groups have sought political independence for the province. Public discussion of the degree of political and economic autonomy that may be allowed individual provinces, including Irian Jaya, have been held and likely will continue throughout the 1999 parliamentary and presidential elections. Sporadic attacks on civilians by the separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military have led to previous allegations of human rights violations. PT-FI personnel have not been involved in those conflicts. The Indonesian military occasionally has exercised its right to appropriate transportation and other equipment of PT-FI.

PT-FI's policy is to operate in Irian Jaya in compliance with Indonesian laws, in a manner that respects basic human rights and the culture of the people who are indigenous to the area. PT-FI continues to incur significant costs associated with its social and cultural activities. While management believes that its efforts to be responsive to the issues relating to the impact of its operations on the local tribes should serve to avoid disruptions of mining operations, social and political instability in the area may, in the future, have a material adverse impact on PT-FI's mining operations.

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

Environmental and Government Regulation. The Company's exploration and mining activities in Irian Jaya involve significant engineering and environmental challenges that relate primarily to the location of the mine in remote, rugged highlands and the disposition of tailings in an engineered, controlled and managed deposition area near the sea. The Company has expended significant resources, both financial and managerial, to comply with environmental regulations and permitting and approval requirements and anticipates that it will continue to do so in the future. There can be no assurance that additional significant costs and liabilities will not be incurred in order to comply with current and future regulations.

Foreign Currency Exchange Risk. FCX conducts the majority of its operations in Indonesia and Spain where its functional currency is the U.S. dollar. All of FCX's revenues are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in Indonesian rupiah, Australian dollars or Spanish pesetas. Generally, FCX's results are adversely affected when the U.S. dollar weakens against these foreign currencies and positively affected when the U.S. dollar strengthens against these foreign currencies.

Since early 1997, the Indonesian rupiah exchange rate has been extremely volatile, severely weakening initially and partly recovering later against the U.S. dollar and continuing to be unpredictable. Operationally PT-FI has benefited from a weakened Indonesian rupiah currency, primarily through lower labor costs. During the first quarter of 1998, PT-FI began a currency hedging program to reduce its exposure to changes in the Indonesian rupiah and Australian dollar by entering into foreign currency forward contracts to hedge a portion of its anticipated payments in these currencies. At December 31, 1998, these contracts hedged 120.0 billion of rupiah payments at an average exchange rate of 19,478 rupiah to one U.S. dollar through August 1999, approximately 40 percent of projected rupiah payments, and 79.2 million of Australian dollar payments at an average exchange rate of 1.59 Australian dollars to one U.S. dollar through September 1999, approximately 80 percent of projected Australian dollar payments.

A portion of Atlantic's operating costs and certain Atlantic asset and liability accounts are denominated in Spanish pesetas. Atlantic has a currency hedging program to reduce its exposure to changes in the U.S. dollar and Spanish peseta exchange rate that involves foreign currency forward contracts. At December 31, 1998, Atlantic had contracts, with a fair value of $2.0 million, to purchase 10.8 billion Spanish pesetas at an average exchange rate of 144.7 pesetas to one U.S. dollar through January 2000. These contracts currently hedge approximately 70 percent of Atlantic's projected net peseta cash outflows through January 2000.

On January 1, 1999, a new common currency (the Euro) was introduced to member states of the European Union, including Spain. A transition period will extend until January 1, 2002. Only a few of Atlantic's customers and none of its suppliers have notified Atlantic of their intent to use the Euro as the currency for commercial transactions beginning January 1, 1999. Atlantic has not yet decided when it will adopt the Euro as its currency for commercial transactions. Atlantic does not expect conversion to the Euro currency to have a material impact on revenues or expenses. A single European currency is expected to improve Atlantic's competitiveness with other European copper smelters and refiners by eliminating exchange rate differences.
Atlantic's current management information systems are designed to accommodate multiple currencies and would not require major modifications to process transactions involving the Euro. Atlantic's peseta hedging contracts will be set at a fixed exchange rate to the Euro and would continue to achieve their objectives.

There can be no assurance that future movements in foreign currency exchange rates will not have a negative effect on operating results.

Risks Associated with the Year 2000 Issue. The Year 2000 (Y2K) issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four. Date-aware systems (i.e., any system or component that performs calculations, comparisons, sequencing or other operations involving dates) may fail or produce erroneous results on or before January 1, 2000 because the year 2000 will be interpreted as the year 1900.

FCX has been pursuing a strategy to ensure all its significant computer systems will be able to process dates from and after January 1, 2000, including leap years, without critical systems failure (Y2K Compliant or Y2K Compliance). Computerized systems are integral to the operations of FCX, particularly for plant and equipment process control at its mining, milling and smelting production facilities. Certain services are provided to FCX and its subsidiaries by FMS, which is responsible for ensuring Y2K Compliance for the systems it manages. FMS has separately prepared a plan for its Y2K Compliance. Certain PT-FI infrastructure assets within PT-FI's area of operations are operated by third parties. Each respective third party is responsible for its own Y2K Compliance, although PT-FI is coordinating their activities and providing oversight. Progress of the Y2K plan is being monitored by FCX executive management and reported to the Audit Committee of the FCX Board of Directors. In addition, the independent accounting firm functioning as FCX's internal auditors is assisting management in monitoring the progress of the Y2K plan. FCX believes all critical components of the plan are on schedule for completion by the end of the second quarter of 1999.

Expenditures for the necessary Y2K-related modifications will largely be funded by routine software and hardware maintenance fees paid by FCX or FMS. Based on current information, FCX believes that the estimated incremental cost of Y2K Compliance not covered by routine software and hardware maintenance fees will total approximately $3 million, most of which is expected to be incurred in 1999. If the necessary software modifications and conversions are not made, or are delayed, the Y2K issue could have a material impact on FCX operations. Additionally, cost estimates are based on management's best estimates, which are derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There also can be no assurance that the systems of other companies will be converted on a timely basis or that their failure to convert will not have a material adverse effect on FCX.

Based on its Y2K risk assessment work, FCX believes the most likely Y2K-related failures would probably be temporary disruption in certain materials and services provided by third parties, which would not be expected to have a material adverse effect on FCX's financial condition or results of operations. FCX believes that these third-party risks will be mitigated through its contingency plans for critical purchased commodities and close monitoring of compliance for other third parties that are important to its operations.

Companies, including FCX, cannot make Y2K Compliance certifications because the ability of any organization's systems to operate reliably after midnight on December 31, 1999 is dependent upon factors that may be outside the control of, or unknown to, the organization. Although FCX believes the likelihood of any or all of the above risks occurring is low, specific contingency plans to address certain risk areas will be developed, if needed, beginning in the first quarter of 1999. While there can be no assurance that FCX will not be materially adversely affected by Y2K problems, it is committed to ensuring that it is fully Y2K ready and believes its plans adequately address the above-mentioned risks.

Reserves and Exploration Risks. FCX reserve amounts, which are determined in accordance with established mining industry practices and standards, are estimates only. PT-FI's mines, whether in the production or development stages, may not conform to geological concepts or other expectations, so that the volume and grade of reserves recovered and the rates of production may be more or less than anticipated. Because ore bodies do not contain uniform grades of minerals, ore recovery rates will vary from time to time, resulting in variations in volumes of minerals sold from period to period. Further, market price fluctuations in copper, gold and, to a lesser extent, silver, and changes in operating and capital costs may render certain existing ore reserves uneconomic to develop. Further, no assurance can be given that FCX's exploration programs will result in the discovery of additional commercially exploitable mineral deposits.

Holding Company Structure. Because FCX is primarily a holding company, conducting business through its subsidiaries, its ability to meet its financial obligations and to pay dividends on its preferred and common stock will depend on the earnings and cash flow of its subsidiaries and the ability of its subsidiaries to pay dividends and to advance funds to the Company. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of PT-FI and the Company's other subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations and to pay dividends. Any right of the Company to participate in any distribution of the assets of PT-FI , Atlantic and its other subsidiaries upon the liquidation, reorganization or insolvency thereof would, with certain exceptions, be subject to the claims of creditors (including trade creditors) and preferred stockholders (if any) of such subsidiaries.

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

Yosefa Alomang v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-9962 (Orleans Civ. Dist. Ct. La. filed June 19, 1996). The plaintiff alleges substantially similar violations as those alleged in the Beanal suit and seeks unspecified monetary damages and other equitable relief. In February 1997, the Civil District Court of the Parish of Orleans, State of Louisiana dismissed this purported class action for lack of subject matter jurisdiction because the alleged conduct and damages occurred in Indonesia. In March 1998, the Louisiana Fourth Circuit Court of Appeal reversed the trial court's dismissal and found that subject matter jurisdiction existed over some claims. In July 1998, the Louisiana Supreme Court denied without comment FCX's writ application in which FCX sought a review of the Fourth Circuit's earlier ruling. The plaintiff has amended its complaint. FCX has additional legal defenses to the action it is pursuing. FCX will continue to defend this action vigorously.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant.

Certain information as of March 1, 1999 about the executive officers of FCX, including their position or office with FCX, PT-
FI and Atlantic, is set forth in the following table and accompanying text:

Name                   Age    Position or Office
----                   ---    ------------------

Richard C. Adkerson    52     President and Chief Operating
                              Officer of FCX.  Director and
                              Executive Vice President of PT-FI.

Michael J. Arnold      46     Senior Vice President of FCX.
                              Director and Executive Vice
                              President of PT-FI.

Stephen M. Jones       40     Senior Vice President and
                              Chief Financial Officer of FCX.
                              Director and Executive Vice
                              President of PT-FI.

W. Russell King        49     Senior Vice President of FCX.

Adrianto Machribie     57     President Director of PT-FI.

John A. Macken         47     Senior Vice President of FCX.
                              Executive Vice President of PT-FI.

James R. Moffett       60     Director, Chairman of the
                              Board and Chief Executive Officer
                              of FCX.  President Commissioner of
                              PT-FI.

Paul S. Murphy         55     Senior Vice President of FCX.
                              Commissioner of PT-FI.

Craig E. Saporito      47     Senior Vice President and
                              Treasurer of FCX.  Treasurer of PT-FI.

Steven D. Van Nort     58     Senior Vice President of FCX.
                              Executive Vice President of PT-FI.

Robert M. Wohleber     48     Senior Vice President of FCX.
                              Senior Vice President of PT-FI.
                              Chairman of Atlantic.

Richard C. Adkerson has served as FCX's President and Chief Operating Officer since April 1997. Mr. Adkerson is also Executive Vice President and a director of PT-FI, and Co-Chairman of the Board, President and Chief Executive Officer of McMoRan Exploration Co. (MMR). From April 1994 to November 1998 he was Co-Chairman of the Board and Chief Executive Officer of McMoRan Oil & Gas Co. (MOXY), and from November 1997 to November 1998 he was Vice Chairman of the Board of Freeport-McMoRan Sulphur Inc. (FSC). Mr. Adkerson served as Executive Vice President of FCX from July 1995 to April 1997, as Senior Vice President from February 1994 to July 1995 and as Chief Financial Officer from July 1995 to November 1998. He also served as Chairman of the Board of Stratus Properties Inc., a real estate development company, from May 1993 to August 1998, as President from August 1995 to May 1996 and as Chief Executive Officer from May 1996 to May 1998. Mr. Adkerson served as Vice Chairman of the Board of Freeport-McMoRan Inc. (FTX) from August 1995 to December 1997 and as Senior Vice President and Chief Financial Officer of FTX from May 1992 to August 1995.

Michael J. Arnold has served as Senior Vice President of FCX since November 1996. Mr. Arnold is also Executive Vice President and a director of PT-FI, and Senior Vice President of MMR. From July 1994 to November 1996, Mr. Arnold was Vice President and Controller - Operations of FCX. Mr. Arnold also served as a Senior Vice President of FTX from November 1996 until December 1997. From October 1991 to November 1996, he was Vice President of FTX, serving as Controller - Operations from May 1993 to November 1996.

Stephen M. Jones has served as Senior Vice President and Chief Financial Officer of FCX since November 1998. Mr. Jones is also Executive Vice President and a director of PT-FI. Mr. Jones served as Vice President of FCX from July 1992 to December 1994. He served as Senior Vice President of PT-FI from June 1992 to December 1994.

W. Russell King has served as Senior Vice President of FCX since
July 1994.  Mr. King served as  Senior Vice President of FTX from
November 1993 to December 1997.

Adrianto Machribie has served as President Director of PT-FI since March 1996. From September 1992 to March 1996, Mr.
Machribie was a director and Executive Vice President of PT-FI.

John A. Macken has served as Senior Vice President of FCX since December 1997. He is also Executive Vice President of PT-FI. From April 1996 to December 1997, Mr. Macken was a Vice President of FCX. From April 1995 to March 1996, Mr. Macken served as a director of PT-FI and from April 1993 to April 1995, he served as a Vice President of PT-FI.

James R. Moffett has served as Chairman of the Board and Chief Executive Officer of FCX since July 1995 and has served as a director of FCX since May 1992. He is also President Commissioner of PT-FI and Co-Chairman of the Board of MMR. From November 1994 to November 1998 he was Co-Chairman of the Board of MOXY and from November 1997 to November 1998 he was Co-Chairman of the Board of FSC. Mr. Moffett served as Chairman of the Board of FTX from May 1992 to December 1997.

Paul S. Murphy has served as Senior Vice President of FCX since
March 1998.  Mr. Murphy is also a Commissioner of PT-FI.  Mr.
Murphy served as Executive Vice President of PT-FI from September
1992 to May 1998.

Craig E. Saporito has served as Senior Vice President and Treasurer of FCX since November 1997. Mr. Saporito is also Treasurer of PT-FI and Senior Vice President and Treasurer of MMR. From July 1994 to November 1997, Mr. Saporito was a Vice President of FCX and from May 1988 to December 1997, he was a Vice President of FTX.

Steven D. Van Nort has served as Senior Vice President of FCX since December 1997. Mr. Van Nort also serves as Executive Vice President of PT-FI. From March 1995 to December 1997, Mr. Van Nort was a Vice President of FCX and from June 1992 to June 1997, he served as a Senior Vice President of PT-FI.

Robert M. Wohleber has served as Senior Vice President of the Company since November 1997. He is also Senior Vice President of PT-FI, Chairman of Atlantic, and Executive Vice President, Chief Financial Officer and a director of MMR. He served as a Vice President of FCX from July 1994 to November 1997, as Vice President and Treasurer of FCX from July 1993 to July 1994. Mr. Wohleber served as President and Chief Executive Officer of FSC from November 1997 to November 1998 and as a director of FSC from August 1997 to November 1998. Mr. Wohleber served as Senior Vice President and Chief Financial Officer of FTX from November 1996 to December 1997. He was Vice President of FTX from June 1994 to November 1996 and Vice President and Treasurer of FTX from May 1992 to June 1994.


PART II


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

The information set forth under the captions "FCX Class A Common Shares," "FCX Class B Common Shares" and "Common Share Dividends," on the inside back cover of the Annual Report is incorporated herein by reference. As of March 8, 1999, there were 8,120 and 12,936 holders of record of FCX's Class A and Class B common stock, respectively.

Item 6.  Selected Financial Data.

The information set forth under the caption "Selected Financial and Operating Data," on page 18 of the Annual Report is incorporated herein by reference.

FCX's ratio of earnings to fixed charges for each of the years
1994 through 1998, inclusive, was 7.5x, 5.9x, 4.5x,  3.8x, and
2.5x, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest. FCX's ratio of earnings to fixed charges and preferred stock dividends for each of the years 1994 through 1998, inclusive, was 2.1x, 3.0x, 2.6x, 2.8x and 1.9x, respectively. For this calculation, the preferred stock dividend requirements were assumed to be equal to the pre-tax earnings which would be required to cover such dividend requirements. The amount of such pre-tax earnings required to cover preferred stock dividends was computed using tax rates for the applicable years.

Items 7.  and 7A.  Management's Discussion and Analysis of
Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the caption "Management's
Discussion and Analysis" on pages 19 through 27, inclusive, 29, 31 and 33, as well as the "Working Toward Sustainable
Development" report on pages 6 through 17 of the Annual Report are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The financial statements of FCX appearing on pages 28, 30, 32 and 34, the notes thereto appearing on pages 35 through 50, inclusive, the report thereon of Arthur Andersen LLP appearing on page 51, and the report of management on page 51 of the Annual
Report are incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

Not applicable.


PART III


Items 10.  Directors and Executive Officers of the Registrant.

The information set forth under the caption "Information About Nominees and Directors" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1999 Annual Meeting to be held on May 6, 1999 is incorporated herein by reference.

Items 11.  Executive Compensation.

The information set forth under the captions "Director
Compensation" and "Executive Officer Compensation" of the Proxy
Statement submitted to the stockholders of the registrant in connection with its 1999 Annual Meeting to be held on May 6, 1999 is incorporated herein by reference.

Items 12.  Security Ownership of Certain Beneficial Owners and
Management.

The information set forth under the captions "Stock Ownership of Directors and Executive Officers" and "Stock Ownership of Certain Beneficial Owners" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1999 Annual Meeting to be held on May 6, 1999 is incorporated herein by reference.

Items 13.  Certain Relationships and Related Transactions.

The information set forth under the caption "Certain
Transactions" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1999 Annual
Meeting to be held on May 6, 1999 is incorporated herein by reference.

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

(b).      Reports on Form 8-K.

During the last quarter of the period covered by this report, FCX filed one Current Report on Form 8-K dated December 9, 1998 reporting information under Item 5.

                              SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 1999.

                                   Freeport-McMoRan Copper & Gold Inc.



                                   By:     /s/ James R. Moffett
                                        -------------------------
                                        James R. Moffett
                                        Chairman of the Board and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 1999.



Signatures
----------

                                   Chairman of the Board, Chief
                                   Executive Officer and
/s/ James R. Moffett               Director (Principal Executive Officer)
--------------------
    James R. Moffett


           *                       President and Chief Operating Officer
----------------------
  Richard C. Adkerson

                                   Senior Vice President and
                                   Chief Financial Officer
           *                       (Principal Financial Officer)
---------------------
    Stephen M. Jones

                                   Vice President and Controller
                                   - Financial Reporting
           *                      (Principal Accounting Officer)
----------------------
  C. Donald Whitmire


           *                       Director
----------------------
  Robert W. Bruce III


           *                       Director
---------------------
     Leon A. Davis


           *                       Director
--------------------
   Robert A. Day


           *                      Director
------------------------
William B. Harrison, Jr.

           *                      Director
------------------------
  J. Bennett Johnston


           *                      Director
------------------------
  Henry A. Kissinger


           *                      Director
-----------------------
   Bobby Lee Lackey


           *                      Director
-----------------------
  Rene L. Latiolais


           *                      Director
-----------------------
 Jonathan C. A. Leslie


           *                      Director
-----------------------
 Gabrielle K. McDonald


           *                      Director
----------------------
  George A. Mealey


           *                      Director
----------------------
   George Putnam


           *                      Director
----------------------
    B. M. Rankin


           *                      Director
----------------------
 J. Taylor Wharton



*By: /s/ James R. Moffett
    ---------------------
     James R. Moffett
     Attorney-in-Fact

               FREEPORT-McMoRan COPPER & GOLD INC.
                  INDEX TO FINANCIAL STATEMENTS

     The financial statements of FCX appearing on pages 28, 30, 32, and 34, the notes thereto appearing on pages 35 through 50, inclusive, and the report thereon of Arthur Andersen LLP appearing on page 51 of FCX's 1998 Annual Report to stockholders are incorporated herein by reference.

     The financial statements in schedule I listed below should be read in conjunction with such financial statements contained in FCX's 1998 Annual Report to stockholders.


                                                           Page
Report of Independent Public Accountants                    F-1
Schedule I-Condensed Financial Information of Registrant    F-2
Schedule II-Valuation and Qualifying Accounts               F-4

     Schedules other than the ones listed above have been omitted since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.



            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 included in Freeport-McMoRan Copper & Gold Inc.'s Annual Report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 19, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                       Arthur Andersen LLP
New Orleans, Louisiana,
  January 19, 1999

               FREEPORT-McMoRan COPPER & GOLD INC.
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         BALANCE SHEETS

                                               December 31,
                                          ----------------------
                                             1998        1997
                                          ----------  ----------
                                              (In Thousands)
Assets:
Cash and cash equivalents                 $      802  $    1,501
Interest receivable                            7,996      12,597
Due from affiliates                           41,766      88,098
Notes receivable from PT-FI                  832,492     982,492
Note receivable from NMI                      25,438       7,614
Investment in PT-FI and PT-II                610,234     455,610
Investment in Atlantic Copper                 51,418      46,744
Other assets                                  43,118      40,497
                                          ----------  ----------
Total assets                              $1,613,264  $1,635,153
                                          ==========  ==========

Liabilities and Stockholders' Equity:
Accounts payable and accrued liabilities  $   17,300  $   18,999
Long-term debt                               967,251     825,250
Other liabilities and deferred credits         2,457       5,785
Deferred income taxes                         22,833       6,220
Redeemable preferred stock                   500,007     500,007
Stockholders' equity                         103,416     278,892
                                          ----------  ----------
Total liabilities and
 stockholders' equity                     $1,613,264  $1,635,153
                                          ==========  ==========


                      STATEMENTS OF INCOME


                                          Years Ended December 31,
                                       ----------------------------
                                         1998      1997      1996
                                       --------  --------  --------
                                                (In Thousands)
Income from investment in PT-FI
 and PT-II, net of
 PT-FI tax provision                   $211,232  $218,752  $253,895
Net income (loss) from
 investment in Atlantic Copper            4,674     3,391   (24,258)
Intercompany charges and eliminations    (7,700)   53,117a    7,244
Exploration expenses                     (8,958)  (11,198)     -
General and administrative expenses      (7,082)   (8,855)   (9,141)
Depreciation and amortization            (4,384)   (3,873)   (3,590)
Interest expense, net                   (66,141)  (59,626)  (21,191)
Interest income on PT-FI notes receivable:
  Promissory notes                       29,273    47,219    29,150
  8.235% debenture                        8,101    11,723    12,353
  Step-up debenture                        -        3,083     6,327
  Gold and silver production
   payment loans                         19,212    20,451    23,696
Other income (expense), net               1,326       878    (1,698)
Provision for income taxes              (25,705)  (29,954)  (46,538)
                                       --------  --------  --------
Net income                              153,848   245,108   226,249
Preferred dividends                     (35,531)  (36,567)  (51,569)
                                       --------  --------  --------
                                       $118,317  $208,541  $174,680
                                       ========  ========  ========


(a)Includes amounts for elimination of intercompany profit totaling $(7.7) million in 1998, $9.3 million in 1997 and $7.2 million in 1996 as well as intercompany charges for stock-based incentive compensation totaling $43.8 million in 1997.

The footnotes to the consolidated financial statements of FCX contained in FCX's 1998 Annual Report to stockholders are an integral part of these statements.

               FREEPORT-McMoRan COPPER & GOLD INC.
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     STATEMENTS OF CASH FLOW

                                           Years Ended December 31,
                                        ----------------------------
                                          1998      1997      1996
                                        --------  --------  --------
                                            (In Thousands)
Cash flow from operating activities:
Net income                              $153,848  $245,108  $226,249
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Income from investment
   in PT-FI and PT-II                   (211,232) (218,293) (253,895)
  Deferred income taxes                   16,613     1,400     4,820
  Net (income) loss from
   investment in Atlantic Copper          (4,674)   (3,391)   24,258
  Elimination of intercompany profit       7,700    (9,271)   (7,244)
  Dividends received from PT-FI and PT-II 48,832   205,092   220,916
  Depreciation and amortization            4,384     3,873     3,590
Decrease (increase) in interest
 receivable and due from affiliates       50,933   (44,358)   (5,214)
Increase (decrease) in accounts
 payable and accrued liabilities          (1,699)   (1,898)    4,501
Other                                      3,208     7,536    (1,087)
                                        --------  --------  --------
Net cash provided by
 operating activities                     67,913   185,798   216,894
                                        --------  --------  --------

Cash flow from investing activities:
Other                                     (9,583)  (11,895)  (11,138)
                                        --------  --------  --------
Net cash used in investing activities     (9,583)  (11,895)  (11,138)
                                        --------  --------  --------

Cash flow from financing activities:
Cash dividends paid:
  Class A common stock                   (14,157)  (73,309)  (69,425)
  Class B common stock                   (21,225) (105,032) (106,341)
  Convertible exchangeable
   preferred stock                          -         -      (15,498)
  Step-up convertible preferred stock    (24,500)  (24,642)  (19,250)
  Mandatory redeemable preferred stock   (14,657)  (15,901)  (17,689)
Proceeds from sale of Senior notes          -         -      445,570
Proceeds from debt                       161,506   180,000    31,561
Repayment of debt                        (19,504)  (17,310) (137,000)
Loans to PT-FI                              -         -     (244,682)
Repayment from PT-FI                     150,000   325,320   147,315
Loans to NMI                             (17,824)   (7,614)     -
Purchase of FCX common shares           (259,213) (438,388) (220,997)
Other                                        545     4,232       829
                                        --------  --------  --------
Net cash used in financing activities    (59,029) (172,644) (205,607)
                                        --------  --------  --------
Net increase (decrease) in cash
 and cash equivalents                       (699)    1,259       149
Cash and cash equivalents
 at beginning of year                      1,501       242        93
                                        --------  --------  --------
Cash and cash equivalents
 at end of year                         $    802  $  1,501  $    242
                                        ========  ========  ========

Interest paid                           $ 68,950  $ 59,798  $ 28,249
                                        ========  ========  ========

Taxes paid                              $  8,629  $ 28,286  $ 41,586
                                        ========  ========  ========

The footnotes to the consolidated financial statements of FCX contained in FCX's 1998 Annual Report to stockholders are an integral part of these statements.

               FREEPORT-McMoRan COPPER & GOLD INC.
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


    Col. A             Col. B            Col. C         Col. D    Col. E
-----------------    ----------  ---------------------- ------- ---------
                                       Additions
                                 ----------------------
                     Balance at  Charged to  Charged to  Other  Balance at
                     Beginning   Costs and     Other      Add     End of
                     of Period    Expense     Accounts  (Deduct)  Period
                     ---------   ----------  ---------- -------- ---------
                                       (In Thousands)
Reserves and allowances
  deducted from asset
  accounts:
1998
Materials and supplies
  reserves            $29,513     $ 3,000       $  -    $(7,880)  $24,633
Allowance for uncollectible
  value-added taxes     3,825         833         833       -       5,491

1997
Materials and supplies
  reserves             19,340      12,000          -     (1,827)   29,513
Allowance for uncollectible
  value-added taxes     5,337       1,809         289    (3,610)    3,825

1996
Materials and supplies
  reserves             26,040       3,000          -     (9,700)   19,340
Allowance for uncollectible
  value-added taxes     3,438       1,813         201      (115)    5,337

Reclamation and mine
    shutdown reserves:
1998
PT-FI                 $ 5,466      $3,763       $  -       $ -     $9,229

1997
PT-FI                     500       4,966          -         -      5,466

1996
PT-FI                      -          500          -         -        500


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

3.2  Amended By-Laws of FCX dated as of March 12, 1999.

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

4.17 Amendment dated as of July 24, 1997 to the PT-FI Credit Agreement among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, The Chase Manhattan Bank, as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank, as documentary agent. Incorporated by reference to Exhibit
     4.17 to the FCX 1997 Form 10-K.

4.18 $200 million Credit Agreement dated as of June 30, 1995 (the
     CDF) among PT-FI, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT-FI Trustee, Chemical Bank, as administrative agent and FCX collateral agent, The Chase Manhattan Bank (National Association), as documentary agent. Incorporated by reference to Exhibit 4.2 to the FCX 1995 Third Quarter Form 10-Q.

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

     Executive  Compensation  Plans  and  Arrangements  (Exhibits
          10.11 through 10.30)

10.11     Annual Incentive  Plan  of  FCX  as  amended  effective
     February 2, 1999.

10.12     1995 Long-Term  Performance  Incentive Plan  of  FCX.
     Incorporated by reference  to Exhibit 10.9  to the FCX  1996
     Form 10-K.

10.13 FCX Performance Incentive Awards Program as amended effective February 2, 1999.

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

10.19     FM  Services  Company   Performance  Incentive   Awards
     Program as amended effective February 2, 1999.

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

10.26     Supplemental Agreement between FMS and B.M. Rankin  Jr.
     dated December 7, 1998.

10.27     Letter Agreement dated March 8, 1996 between George  A.
     Mealey and FCX.  Incorporated by reference to Exhibit  10.22 of the FCX 1996 Form 10-K.

10.28     Letter  Agreement  effective  as  of  January  4,  1997
     between  Senator  J.  Bennett   Johnston,  Jr.  and  FCX.
     Incorporated by reference to Exhibit  10.25 of the FCX  1996
     Form 10-K.

10.29 Letter Agreement dated December 22, 1997 between FMS and Rene L. Latiolais. Incorporated by reference to Exhibit
     10.28 to the FCX 1997 Form 10-K.

10.30     Letter Agreement dated January 25, 1999 between FMS and
     Rene L. Latiolais.

12.1 FCX Computation of Ratio of Earnings to Fixed Charges.

13.1 Those portions of the 1998 Annual Report to stockholders of FCX that are incorporated herein by reference.

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