Form 10-Q
period 1999-03-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 1999-05-12
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended March 31, 1999



                Commission File Number: 1-9916



              Freeport-McMoRan Copper & Gold Inc.



Incorporated in Delaware                 74-2480931
                             (IRS Employer Identification No.)


      1615 Poydras Street, New Orleans, Louisiana  70112


Registrant's telephone number, including area code: (504) 582-4000





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

On March 31, 1999, there were issued and outstanding 64,746,423 shares of the registrant's Class A Common Stock, par value $0.10 per share, and 98,717,277 shares of its Class B Common Stock, par value $0.10 per share.




               FREEPORT-McMoRan COPPER & GOLD INC.

                        TABLE OF CONTENTS


                                                            Page
 Part I.  Financial Information

   Financial Statements:

      Condensed Balance Sheets                               3

      Statements of Income                                   4

      Statements of Cash Flow                                5

      Notes to Financial Statements                          6

   Remarks                                                   7

   Report of Independent Public Accountants                  8

   Management's Discussion and Analysis of Financial
    Condition and Results of Operations                      9

 Part II.  Other Information                                18

 Signature                                                  20

 Exhibit Index                                             E-1

               FREEPORT-McMoRan COPPER & GOLD INC.
                 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

               FREEPORT-McMoRan COPPER & GOLD INC.
              CONDENSED BALANCE SHEETS (Unaudited)
                                         March 31,  December 31,
                                            1999        1998
                                         ----------  ----------
                                              (In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents              $    5,357  $    5,877
  Accounts receivable                       137,008     228,502
  Inventories                               339,523     301,404
  Prepaid expenses and other                 11,359      10,111
                                         ----------  ----------
    Total current assets                    493,247     545,894
Property, plant and equipment, net        3,437,487   3,474,451
Investment in PT-SC                          73,385      80,822
Other assets                                 88,790      91,467
                                         ----------  ----------
Total assets                             $4,092,909  $4,192,634
                                         ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and
   accrued liabilities                   $  323,257  $  344,906
  Current portion of long-term debt
   and short-term borrowings                125,092     127,804
  Accrued income taxes                       36,017      45,777
                                         ----------  ----------
    Total current liabilities               484,366     518,487
Long-term debt, less current portion:
  FCX and PT-FI  credit facilities          637,000     658,000
  Senior notes                              570,000     570,000
  Infrastructure asset financings           475,770     486,616
  Rio Tinto loan                            221,718     255,320
  Atlantic Copper debt                      258,173     283,472
  Other notes payable                        72,588      75,581
Accrued postretirement benefits
  and other liabilities                     115,882     124,073
Deferred income taxes                       490,913     471,178
Minority interests                          153,130     146,484
Redeemable preferred stock                  500,007     500,007
Stockholders' equity                        113,362     103,416
                                         ----------  ----------
Total liabilities and
  stockholders' equity                   $4,092,909  $4,192,634
                                         ==========  ==========

The accompanying notes are an integral part of these financial statements.

               FREEPORT-McMoRan COPPER & GOLD INC.
                STATEMENTS OF INCOME (Unaudited)
                                    Three Months Ended
                                         March 31,
                                    ------------------
                                      1999      1998
                                    --------  --------
                                  (In Thousands, Except
                                    Per Share Amounts)
Revenues                            $415,836  $396,132
Cost of sales:
Production and delivery              189,887   185,390
Depreciation and amortization         70,741    58,275
                                    --------  --------
  Total cost of sales                260,628   243,665
Exploration expenses                   2,948     2,647
Equity in PT-SC losses                 7,523       468
General and administrative
  expenses                            15,657    19,548
                                    --------  --------
  Total costs and expenses           286,756   266,328
                                    --------  --------
Operating income                     129,080   129,804
Interest expense, net                (50,319)  (48,580)
Other expense, net                    (2,141)   (1,299)
                                    --------  --------
Income before income taxes
  and minority interests              76,620    79,925
Provision for income taxes           (40,076)  (37,156)
Minority interests in net
  income of consolidated
  subsidiaries                       (10,100)   (7,142)
                                    --------  --------
Net income                            26,444    35,627
Preferred dividends                   (8,734)   (9,035)
                                    --------  --------
Net income applicable to
  common stock                      $ 17,710  $ 26,592
                                    ========  ========
Net income per share of common stock:
     Basic                              $.11      $.15
                                        ====      ====
     Diluted                            $.11      $.15
                                        ====      ====
Average common shares outstanding:
     Basic                           164,017   181,251
                                     =======   =======
     Diluted                         164,017   181,374
                                     =======   =======

Dividends paid per common share          $ -      $.05
                                         ===      ====

The accompanying notes are an integral part of these financial statements.

               FREEPORT-McMoRan COPPER & GOLD INC.
               STATEMENTS OF CASH FLOW (Unaudited)
                                         Three Months Ended
                                              March 31,
                                       ---------------------
                                         1999         1998
                                       --------     --------
                                           (In Thousands)
Cash flow from operating activities:
Net income                             $ 26,444     $ 35,627
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation and amortization          70,741       58,275
  Deferred income taxes                  19,735       14,465
  Equity in PT-SC losses                  7,523          468
  Minority interests'
    share of net income                  10,100        7,142
  Other                                   7,827       (9,782)
  (Increase) decrease in working capital:
    Accounts receivable                  82,908      (32,878)
    Inventories                         (36,681)        (240)
    Prepaid expenses and other           (1,248)       1,707
    Accounts payable and
      accrued liabilities               (22,219)      12,003
    Accrued income taxes                 (9,760)       4,265
                                       --------     --------
  (Increase) decrease in
    working capital                      13,000      (15,143)
                                       --------     --------
Net cash provided by operating
  activities                            155,370       91,052
                                       --------     --------

Cash flow from investing activities:
PT-FI capital expenditures              (33,091)     (94,741)
Atlantic Copper capital expenditures     (1,882)      (2,294)
Investment in PT-SC                         -         (2,553)
                                       --------     --------
Net cash used in investing activities   (34,973)     (99,588)
                                       --------     --------

Cash flow from financing activities:
Net proceeds from (repayment
  to) Rio Tinto                         (69,631)       3,600
Proceeds from other debt                 59,118      127,863
Repayment of other debt                 (85,445)     (45,270)
Purchase of FCX common shares            (7,765)     (49,485)
Cash dividends paid:
  Common stock                              -         (9,083)
  Preferred stock                        (9,592)      (9,810)
  Minority interests                     (2,990)      (2,026)
Other                                    (4,612)      (4,362)
                                       --------     --------
Net cash provided by (used in)
  financing activities                 (120,917)      11,427
                                       --------     --------
Net increase (decrease)
  in cash and cash equivalents             (520)       2,891
Cash and cash equivalents
  at beginning of year                    5,877        8,959
                                       --------     --------
Cash and cash equivalents
  at end of period                     $  5,357     $ 11,850
                                       ========     ========

The accompanying notes are an integral part of these financial statements.

               FREEPORT-McMoRan COPPER & GOLD INC.
                  NOTES TO FINANCIAL STATEMENTS

1.   EARNINGS PER SHARE
Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the net effect of dilutive stock options, which represented
0.1 million shares in the first quarter of 1998. There were no dilutive stock options during the first quarter of 1999.

     Options excluded from the computation of diluted net income per share of common stock, because their exercise prices were greater than the average market price of the common stock during the period, totaled options for 14.2 million shares (average exercise price of $19.36 per share) in the first quarter of 1999 and options for 10.1 million shares (average exercise price of
$22.99 per share) in the first quarter of 1998.   Convertible
preferred stock outstanding was not included in the computation of diluted net income per share of common stock because including the conversion of these shares would have increased diluted net income per share of common stock. The preferred stock was convertible into 11.7 million shares of common stock and accrued dividends totaled $5.3 million in the first quarter of both 1999 and 1998.

2.   FINANCIAL CONTRACTS
At times, Freeport-McMoRan Copper & Gold Inc. (FCX) has entered into financial contracts to manage certain risks resulting from fluctuations in commodity prices (primarily copper and gold), foreign currency exchange rates and interest rates by creating offsetting exposures. Costs or premiums and gains or losses on the contracts, including closed contracts, are recognized with the hedged transaction. Also, gains or losses are recognized if the hedged transaction is no longer expected to occur or if deferral criteria are not met. FCX monitors its credit risk on an ongoing basis and considers this risk to be minimal because its contracts are with a diversified group of financially strong counterparties. FCX currently has no copper and gold price protection contracts relating to its mine production.

     At March 31, 1999, FCX had entered into redeemable preferred stock indexed to commodities, open foreign currency forward contracts, open forward copper sales and purchase contracts related to its smelter operations and interest rate swap contracts. Redeemable preferred stock indexed to commodities is treated as a hedge of future production and is carried at its original issue value. As principal payments occur, differences between the carrying value and the payment will be recorded as an adjustment to revenues.

     FCX hedges a portion of its anticipated Spanish peseta, Indonesian rupiah and Australian dollar cash outflows with foreign currency forward contracts. Changes in market value of foreign currency forward contracts which protect anticipated transactions are recognized in the period incurred. Atlantic Copper, S.A., a wholly owned subsidiary of FCX (Atlantic), enters into futures contracts to hedge its price risk whenever its physical purchases and sales pricing periods do not match, and whenever it extends the pricing terms on its copper sales. Gains and losses on these contracts are recognized with the hedged transaction. P.T. Freeport Indonesia Company, FCX's majority-owned subsidiary (PT-FI), and Atlantic have interest rate swap contracts to limit the effect of increases in the interest rates on variable-rate debt. The costs associated with these contracts are amortized to interest expense over the terms of the agreements.

    In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted. FCX has not determined when it will adopt SFAS 133; however, adoption is not expected to have a material impact on its financial position.

3.   INTEREST COST
Interest expense excludes capitalized interest of $0.5 million in the first quarter of 1999 and $10.1 million in the first quarter of 1998.

4.   BUSINESS SEGMENTS
FCX has two operating segments: "mining and exploration" and "smelting and refining." The mining and exploration segment includes PT-FI's copper and gold mining operations in Indonesia and FCX's Indonesian exploration activities. The smelting and refining segment includes Atlantic's operations in Spain and PT-FI's equity investment in P.T. Smelting Co. (PT-SC) in Gresik, Indonesia. The segment data presented below were prepared on the same basis as the consolidated FCX financial statements.

                            Mining   Smelting
                             and       and    Eliminations    FCX
                         Exploration Refining  and Other     Total
                         ----------- -------- ------------ ----------
                                       (In Thousands)
First Quarter of 1999
Revenues                $  316,875a  $182,201  $(83,240)b  $  415,836
Production and delivery    130,320    164,360  (104,793)b     189,887
Depreciation and
 amortization               62,330      7,294     1,117        70,741
Exploration expenses         2,483        -         465         2,948
Equity in PT-SC losses         -        7,523       -           7,523
General and
 administrative expenses    11,602      2,159     1,896        15,657
                        ----------   --------  --------    ----------
Operating income        $  110,140   $    865  $ 18,075    $  129,080
                        ==========   ========  ========    ==========
Capital expenditures    $   33,034   $  1,882  $     57    $   34,973
                        ==========   ========  ========    ==========
Total assets            $3,368,222   $707,285  $ 17,402    $4,092,909
                        ==========   ========  ========    ==========

First Quarter of 1998
Revenues                $  291,312   $188,512  $(83,692)b  $  396,132
Production and delivery    104,015    165,928   (84,553)b     185,390
Depreciation and
 amortization               49,000      8,215     1,060        58,275
Exploration expenses         2,309        -         338         2,647
Equity in PT-SC losses         -          468       -             468
General and
 administrative expenses    15,038      2,475     2,035        19,548
                        ----------   --------  --------    ----------
Operating income        $  120,950   $ 11,426  $ (2,572)   $  129,804
                        ==========   ========  ========    ==========
Capital expenditures    $   94,532   $  4,847  $    209    $   99,588
                        ==========   ========  ========    ==========
Total assets            $3,469,806   $740,769  $ 10,821    $4,221,396
                        ==========   ========  ========    ==========

a. Includes $24.2 million of PT-FI sales to PT-SC.
b. Represents elimination of intersegment sales from PT-FI to Atlantic and the change in deferred profits on intersegment sales remaining in Atlantic's concentrate inventories.

5.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first three months of 1999 and 1998 was 2.5 to 1 and 2.2 to 1, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.


                     ----------------------
                             Remarks

The information furnished herein should be read in conjunction with FCX's financial statements contained in its 1998 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of
Freeport-McMoRan Copper & Gold Inc.:


     We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware corporation) as of March 31, 1999, and the related statements of income and cash flow for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 1998, and the related statements of income, stockholders' equity and cash flow for the year then ended (not presented herein), and, in our report dated January 19, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                     /s/ARTHUR ANDERSEN LLP


New Orleans, Louisiana
April 20, 1999

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

OVERVIEW
Freeport-McMoRan Copper & Gold Inc. (FCX) operates through its majority-owned subsidiaries, P.T. Freeport Indonesia Company (PT-
FI) and P.T. Irja Eastern Minerals Corporation (Eastern Mining), and through Atlantic Copper, S.A. (Atlantic), a wholly owned subsidiary. PT-FI's operations involve mineral exploration and development, mining and milling of ore containing copper, gold and silver in Irian Jaya, Indonesia and the worldwide marketing of concentrates containing those metals. PT-FI also has a 25 percent interest in P.T. Smelting Co. (PT-SC), an Indonesian company that operates a copper smelter and refinery in Gresik, Indonesia. Eastern Mining conducts mineral exploration activities in Irian Jaya. Atlantic's operations involve the smelting and refining of copper concentrates in Spain and marketing refined copper products. In addition to the PT-FI and Eastern Mining exploration activities, FCX conducts other mineral exploration activities in Irian Jaya pursuant to joint venture and other arrangements. The results of operations reported and summarized below are not necessarily indicative of future operating results.

     Summary FCX comparative results for the first-quarter periods follow (in millions, except per share amounts):

                                         First  Quarter
                                        ----------------
                                         1999      1998
                                        ------    ------
Revenues                                $415.8    $396.1
Operating income                         129.1     129.8
Net income applicable to common stock     17.7      26.6
Diluted net income per share of
  common stock                             .11       .15

     FCX's revenues include PT-FI's sale of copper concentrates, which also contain significant amounts of gold, and the sale of copper cathodes and wire rod by Atlantic. FCX's revenues and net income vary significantly with fluctuations in the market prices of copper and gold and other factors. At various times, in response to market conditions, FCX has entered into copper and gold price protection contracts for some portion of its expected future mine production to mitigate the risk of adverse price fluctuations (see "PT-FI Outlook and Price Protection Program").
 FCX currently has no copper or gold price protection contracts relating to its mine production. Based on PT-FI's projected 1999 sales volumes, a $0.01 per pound change in the average price realized on copper sales would have an approximate $14 million impact on revenues and an approximate $7 million impact on net income. A $10 per ounce change in the average price realized on PT-FI annual gold sales would have an approximate $21 million impact on revenues and an approximate $10 million impact on net income.

     Higher first-quarter 1999 revenues primarily reflect significantly higher copper and gold sales volumes because of increased production from the "fourth concentrator mill expansion," which began its start-up in the first quarter of 1998, partially offset by lower copper price realizations. First-quarter 1999 revenues were reduced by $1.2 million ($0.6 million to net income or less than $0.01 per share) for adjustments to December 31, 1998 "open" concentrate sales, while first-quarter 1998 revenues benefited by $18.0 million ($8.8 million to net income or $0.05 per share) from adjustments to December 31, 1997 open concentrate sales.

     Cost of sales for 1999 were $17.0 million higher compared with the 1998 quarter primarily because of higher depreciation and amortization expense associated with a higher unit depreciation rate and higher copper sales volumes at PT-FI. Exploration costs in all joint venture areas with Rio Tinto plc (Rio Tinto) are now being shared 60 percent by FCX and 40 percent by Rio Tinto. The final $1.2 million of Rio Tinto's $100 million exploration funding received in 1996 was expended in early 1999.
 PT-SC began its start-up operations in the fourth quarter of 1998 and PT-FI records its share of PT-SC's operating losses under the equity method. PT-FI is also eliminating profits on 25 percent of its copper concentrate sales to PT-SC until PT-SC makes the final sale. General and administrative expenses in the 1999 period were lower primarily because of corporate initiatives to reduce costs. Increased net interest expense primarily reflects less capitalized interest in 1999 following the completion of the fourth concentrator mill expansion in 1998. The higher provision for income taxes in first-quarter 1999 compared with the 1998 period primarily reflects an increase in interest costs at the parent company level for which there is significantly limited tax benefit. Higher minority interest charges in 1999 primarily reflect the consolidation of certain PT-FI infrastructure joint ventures.

RESULTS OF OPERATIONS
FCX has two operating segments: "mining and exploration" and "smelting and refining." The mining and exploration segment includes PT-FI's copper and gold mining operations in Indonesia and FCX's Indonesian exploration activities. The smelting and refining segment includes Atlantic's operations in Spain and PT-FI's 25 percent equity investment in PT-SC. Summary comparative operating income by segment for the first-quarter periods follows (in millions):

                                           First Quarter
                                        -----------------
                                          1999      1998
                                        -------   -------
Mining and exploration                  $ 110.1   $ 121.0
Smelting and refining                       0.9      11.4
Intercompany eliminations and other a      18.1      (2.6)
                                        -------   -------
  FCX operating income                  $ 129.1   $ 129.8
                                        =======   =======

a. Profits on intercompany sales remaining in Atlantic's concentrate inventories are deferred. FCX recognized income from prior period intercompany sales from PT-FI to Atlantic totaling $21.9 million in the first quarter of 1999 and $1.0 million in the first quarter of 1998. FCX's consolidated quarterly earnings fluctuate depending on the timing of shipments to Atlantic and prices of these sales.

MINING AND EXPLORATION
A summary of increases (decreases) in PT-FI revenues between the periods follows (in millions):

                                          First
                                         Quarter
                                         -------
PT-FI revenues - prior year period        $291.3
Increases (decreases):
 Sales volumes:
   Copper                                   45.5
   Gold                                     52.1
 Price realizations:
   Copper                                  (50.7)
   Gold                                     (3.1)
 Adjustments to prior period open sales    (19.4)
 Treatment charges, royalties and other      1.2
                                          ------
 PT-FI revenues - current year period     $316.9
                                          ======

     PT-FI's first-quarter 1999 revenues benefited from a 20 percent increase in copper sales volumes and a 43 percent increase in gold sales volumes, partially offset by an 18 percent decline in copper realizations. PT-FI's 1999 revenues included net downward adjustments on prior period open concentrate sales of $0.8 million compared with net upward adjustments of $18.6 million in 1998. Although sales volumes were higher in the 1999 first quarter, treatment charges in total were lower because treatment rates for a significant portion of PT-FI's 1999 projected sales were negotiated in the fourth quarter of 1998 when rates were lower than in the prior year. Additionally, royalties and a portion of treatment charges vary with the price of copper.

PT-FI Sales Outlook and Price Protection Program
PT-FI has commitments from various parties, including Atlantic and PT-SC, to purchase virtually all of its estimated 1999 production at market prices. PT-FI is providing 100 percent of PT-SC's copper concentrate requirements at market prices; however, for the first 15 years of operations the treatment and refining charges will not fall below a specified minimum rate. Net of Rio Tinto's interest, PT-FI's share of sales for the second quarter of 1999 is projected to approximate 340 million pounds of copper and 525,000 ounces of gold. PT-FI's share of sales for 1999 is projected to approximate 1.4 billion pounds of copper and 2.1 million ounces of gold. Projected 1999 copper and gold sales reflect the expectation of producing at higher average mill throughput rates than in 1998 because of the fourth concentrator mill expansion, offset by expected lower average ore grades compared to 1998. The lower projected ore grades for 1999 reflect the capability of the expanded mill facilities to process large volumes of ore including lower grade material.

     PT-FI's concentrate sales agreements, with regard to copper, provide for provisional billings at the time of shipment with final pricing settlement generally based on the average London Metal Exchange (LME) price for a specified future month. Copper revenues on provisionally priced open pounds are adjusted monthly based on then-current prices. At March 31, 1999, FCX had consolidated copper sales totaling 199.4 million pounds recorded at an average price of $0.63 per pound remaining to be finally priced. Approximately 84 percent of these open pounds are expected to be finally priced during the second quarter of 1999 with the remaining pounds to be priced during the third quarter of 1999. A one cent movement in the average price used for these open pounds would have an approximate $1.0 million impact on FCX's 1999 net income.

     At times PT-FI has entered into financial contracts to manage certain risks resulting from fluctuations in commodity prices. As of March 31, 1999, PT-FI does not have any price protection programs in place for its copper and gold sales but, as conditions warrant, PT-FI may enter into new contracts for its future sales.

PT-FI Operating Results
                                            First Quarter
                                          -----------------
                                           1999      1998
                                          -------   -------
Ore milled (metric tons per day,          221,700   166,000
  MTPD)
Copper grade (%)                             1.14      1.26
Gold grade (grams per metric ton)            1.31      1.41
Recovery rate (%)
  Copper                                     82.3      86.9
  Gold                                       84.9      82.8
Copper
  Production (000s of recoverable pounds) 354,300a  288,900a
  Sales (000s of recoverable pounds)      346,300b  288,200b
  Average realized price                     $.64      $.78
Gold
  Production (recoverable ounces)         609,800a  433,000a
  Sales (recoverable ounces)              599,400b  419,800b
  Average realized price                  $284.99   $290.12

Gross profit per pound of copper
  (cents):
Average realized price                       63.7      78.3
                                            -----     -----
Production costs:
  Site production and delivery               37.6      35.7
  Gold and silver credits                   (48.1)    (42.1)
  Treatment charges                          19.6      24.6
  Royalty on metals                           1.5       1.1
                                            -----     -----
    Cash production costs                    10.6      19.3
  Depreciation and amortization              18.0      17.0
                                            -----     -----
    Total production costs                   28.6      36.3
                                            -----     -----
Revenue adjustments c                         0.1       6.4
                                            -----     -----
Gross profit per pound of copper             35.2      48.4
                                            =====     =====

a. Amounts are PT-FI's share, net of Rio Tinto's interest, of aggregate production totaling 396.7 million pounds of copper and 731,400 ounces of gold in 1999 and 347.4 million pounds of copper and 543,400 ounces of gold in 1998.
b. Amounts are PT-FI's share, net of Rio Tinto's interest, of aggregate sales totaling 391.0 million pounds of copper and 722,900 ounces of gold in 1999 and 341.5 million pounds of copper and 516,500 ounces of gold in 1998.
c. Reflects adjustments to PT-FI revenues for prior period concentrate sales.

     PT-FI's mill throughput averaged a record 221,700 MTPD for the first quarter of 1999, as a result of its fourth concentrator mill expansion completed in early 1998. However, as expected, higher throughput was partly offset by lower ore grades and copper recoveries. The lower ore grades reflect the capability of the expanded mill facilities to process large volumes of ore including lower grade material.

Mill throughput rates will vary
in the future based on the characteristics of the ore being processed as PT-FI manages its operations to optimize metal production. Unit site production and delivery costs in the first quarter of 1999 averaged $0.38 per pound of copper, slightly higher than the $0.36 per pound reported in the first quarter of 1998 primarily because of processing lower ore grades. Higher gold volumes helped to improve gold credits compared with 1998. Unit treatment charges were lower in the 1999 period because treatment charge rates for a significant portion of PT-FI's 1999 projected sales were negotiated in the fourth quarter of 1998 when rates were lower than in the prior year and because of contractual price participation, whereby a portion of the charge varies with the price of copper.

     The copper royalty rate payable by PT-FI under its Contact of Work (COW) varies from 1.5 percent, at a copper price of $0.90 or less, to 3.5 percent, at a copper price of $1.10 or more, of copper net revenue. The COW royalty rate for gold and silver sales is 1.0 percent. In connection with the substantial expansion of its production capabilities, PT-FI agreed to pay the Government of the Republic of Indonesia (GOI) voluntary additional royalties on metal from production above 200,000 MTPD in amounts for copper equal to the COW royalty and for gold and silver equal to twice the COW royalties. Therefore, the total of royalties paid on copper net revenues from production above 200,000 MTPD are double the amount of the COW royalty; and the total of royalties paid on gold and silver sales from production above 200,000 MTPD are triple the amount of the COW royalties. The additional royalties became effective January 1, 1999. Because mineral royalties under GOI regulations are remitted, in large part, to the provinces from which the minerals are extracted, PT-FI offered the voluntary additional royalties to provide additional support to the local governments and the people of Irian Jaya.

     PT-FI's depreciation rate of 18.0 cents per pound for 1999 reflects an increase over the 1998 rate for a full year of depreciation on the fourth concentrator mill expansion assets and other capital additions.

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

     Since 1997, the Indonesian rupiah exchange rate has been extremely volatile, severely weakening initially and partly recovering later against the U.S. dollar. PT-FI recorded losses totaling $0.6 million during the first quarter of 1999 and $5.4 million during the first quarter of 1998 related to its rupiah-denominated net assets. Operationally PT-FI has benefited from a weakened rupiah currency, primarily through lower labor costs.

     During the first quarter of 1998, PT-FI began a currency hedging program to reduce its exposure to changes in the Indonesian rupiah and Australian dollar by entering into foreign currency forward contracts to hedge a portion of its anticipated payments in these currencies. At March 31, 1999, these contracts hedged 75.0 billion of rupiah payments through August 1999 and
52.8 million of Australian dollar payments through September 1999. The rupiah contracts are at an average exchange rate of 20,328 rupiah to one U.S. dollar and hedge approximately 40 percent of the projected rupiah payments during the period covered. The Australian dollar contracts are at an average exchange rate of 1.6 Australian dollars to one U.S. dollar and hedge approximately 80 percent of the projected Australian dollar payments during the period covered. PT-FI recorded net gains to production costs totaling $0.9 million in the first quarter of 1999 and $1.3 million in the first quarter of 1998 related to these contracts under its current accounting for such contracts (see Note 2).

     Assuming estimated 1999 rupiah payments of 470 billion and a March 31, 1999 exchange rate of 8,825 rupiah to one U.S. dollar, a one-thousand-rupiah increase in the exchange rate could result in an approximate $5 million decrease in costs and a one-thousand-rupiah decrease in the exchange rate could result in an approximate $7 million increase in costs, before any hedging effects.

Rio Tinto Joint Venture
Pursuant to the Rio Tinto joint venture, Rio Tinto has a 40 percent interest in certain assets and production exceeding specified annual amounts of copper, gold, and silver through 2021 and 40 percent of all production thereafter. Rio Tinto provided a $450 million nonrecourse loan to PT-FI for PT-FI's share of the cost of the fourth concentrator mill expansion. PT-FI and Rio Tinto began sharing incremental cash flow attributable to the expansion effective January 1, 1998 on the basis of 60 percent to PT-FI and 40 percent to Rio Tinto. PT-FI has assigned its share of incremental cash flow to Rio Tinto until Rio Tinto receives an amount of funds equal to the funds loaned to PT-FI plus interest based on Rio Tinto's cost of borrowing. Through March 31, 1999, PT-FI's share of incremental cash flow totaled $273.4 million, of which $262.1 has been paid to Rio Tinto and $11.3 million will be paid in the second quarter of 1999. The incremental production from the expansion and production from PT-FI's previously existing operations share proportionately in operating, nonexpansion capital and administrative costs. PT-FI will continue to receive 100 percent of the cash flow from specified annual amounts of copper, gold and silver through 2021 calculated by reference to its proved and probable reserves as of December 31, 1994 and 60 percent of all remaining cash flow.

Exploration Activities
FCX continues its exploration program in Irian Jaya, in the Block
A and Block B areas of PT-FI's COW, the Eastern Mining COW area and the PT Nabire Bakti Mining (PT-NBM) COW area.

   In Block A, which contains PT-FI's mining and milling operations, first quarter exploration efforts concentrated on potential expansion of reserves at Kucing Liar, Grasberg Underground and DOZ. Delineation drilling is ongoing at Kucing Liar, focusing on testing indicated extensions to the known deposit. At Grasberg Underground, drilling is directed towards defining the deeper extents of mineralization. Drilling at DOZ continues to indicate excellent potential for significant additions to the existing DOZ block cave reserve.

   FCX's exploration activities in the Block B and Eastern
Mining areas continue and are focused on prospects that potentially could lead to the discovery of significant porphyry and/or skarn-type copper-gold deposits.

   Exploration is ongoing on several blocks contiguous to PT-FI's Block B and Eastern Mining's Block I areas in Irian Jaya in PT-NBM's COW area covering a total of approximately 1.0 million acres. Rio Tinto has elected to participate in 40 percent of FCX's interest and costs in this exploration joint venture. To earn up to a 54 percent interest, FCX and Rio Tinto must spend a total of up to $21 million on exploration and other activities in the joint venture areas ($5.3 million of which was incurred through March 31, 1999). Exploration drilling is ongoing with four to six rigs on several identified geological anomalies on this acreage.

SMELTING AND REFINING

Atlantic Operating Results
                                         First Quarter
                                       -----------------
                                         1999     1998
                                       -------   -------
Revenues (in millions)                  $182.2    $188.5
Operating income (in millions)            $8.4     $11.9
Concentrate treated (metric tons)      238,600   249,900
Anode production (000s of pounds)      164,000   164,000
Cathode and wire rod sales
  (000s of pounds)                     138,400   131,100
Gold sales in anodes and
   slimes (ounces)                     186,000   173,900

     Atlantic reported lower revenues in the 1999 period because of lower copper and gold prices. Operating income decreased by $3.5 million compared with the 1998 quarter, reflecting lower treatment and refining rates and higher unit costs compared with the 1998 quarter. Atlantic's treatment and refining rates were significantly lower in the first quarter of 1999 ($0.22 per pound) compared with the first-quarter of 1998 ($0.26 per pound), reflecting current market conditions. Cathode cash production costs of $0.13 per pound in the 1999 quarter were slightly higher than the $0.12 per pound reported in the 1998 quarter because of foreign currency exchange rates. Lower treatment charges, which negatively affect Atlantic, benefit PT-FI and vice versa.

     A portion of Atlantic's operating costs and certain Atlantic asset and liability accounts are denominated in Spanish pesetas.
 Based on estimated 1999 peseta payments of 15 billion and a March 31, 1999 exchange rate of 154.9 pesetas to one U.S. dollar, a ten-peseta increase in the exchange rate could result in an approximate $6 million decrease in costs, before any hedging effects. A ten-peseta decrease in the exchange rate could result in an approximate $7 million increase in costs, before any hedging effects. Atlantic had peseta-denominated net monetary liabilities at March 31, 1999 totaling $85.0 million recorded at an exchange rate of 154.9 pesetas to one U.S. dollar. Adjustments to these net liabilities to reflect changes in the exchange rate are recorded as currency transaction gains or losses in other income and totaled gains of $5.7 million in the first quarter of 1999 and $2.2 million in the first quarter of 1998.

     Atlantic has a currency hedging program using foreign currency forward contracts to reduce its exposure to changes in the U.S. dollar and Spanish peseta exchange rate. At March 31, 1999, Atlantic had contracts, to purchase 11.1 billion Spanish pesetas at an average exchange rate of 145.1 pesetas to one U.S. dollar through April 2000. These contracts currently hedge approximately 70 percent of Atlantic's projected net peseta cash outflows during the period covered. In addition to the currency transaction gains noted above, Atlantic recorded losses to other income related to its forward currency contracts totaling $6.5 million in the first quarter of 1999 and $2.0 million in the first quarter of 1998.

      On January 1, 1999, a new common currency (the Euro) was introduced to member states of the European Union, including Spain. A transition period will extend until January 1, 2002. Only a few of Atlantic's customers and none of its suppliers are using the Euro as the currency for commercial transactions. Atlantic has not yet decided when it will adopt the Euro as its currency for commercial transactions. Atlantic does not expect conversion to the Euro currency to have a material impact on revenues or expenses. A single European currency is expected to improve Atlantic's competitiveness with other European copper smelters and refiners by eliminating exchange rate differences. Atlantic's current management information systems are designed to accommodate multiple currencies and would not require major modifications to process transactions involving the Euro. Atlantic's peseta hedging contracts would be set at a fixed exchange rate to the Euro.

PT-SC Operating Results
PT-FI accounts for its 25 percent interest in PT-SC under the equity method. PT-SC completed construction of its copper smelter and refinery complex in Gresik, Indonesia during the third quarter of 1998 on schedule and on budget. The smelter furnace was ignited on October 12, 1998 with first production of copper cathode in December 1998 and first sales of copper cathode in the first quarter of 1999. Production is expected to increase gradually to design capacity of 200,000 metric tons of copper metal per year over an approximate two-year period. PT-FI's first-quarter 1999 revenues include $24.2 million from sales to PT-SC. PT-FI's share of PT-SC's net operating losses, which are recorded as equity in PT-SC losses in the Statements of Income, totaled $5.2 million in the first quarter of 1999 and $0.5 million in the first quarter of 1998. The deferral of intercompany profits on 25 percent of PT-FI sales to PT-SC, for which the final sale has not occurred, is also recorded as equity in PT-SC losses in the Statements of Income and totaled $2.3 million in the first quarter of 1999. PT-SC is expected to continue to incur operating losses as it gradually increases production to design capacity.

OTHER FINANCIAL RESULTS
The FCX/Rio Tinto joint ventures incurred $5.3 million of exploration costs in the 1999 first quarter, compared with $8.7 million in the 1998 quarter. FCX reported $2.9 million of exploration expense in the first quarter of 1999 for its share of exploration costs. Substantially all costs in the joint venture areas are now being shared 60 percent by FCX and 40 percent by Rio Tinto.

     First-quarter 1999 general and administrative expenses of $15.7 million were 19 percent lower than the $19.5 million reported in the 1998 quarter, primarily because of corporate initiatives to reduce costs.

     FCX's total interest cost (before capitalization) decreased by $7.9 million from $58.7 million for the 1998 quarter to $50.8 million in the 1999 quarter primarily because of lower average interest rates. FCX capitalized $0.5 million of interest costs in the first quarter of 1999 and $10.1 million of interest costs in the first quarter of 1998, primarily for the fourth concentrator mill expansion project.

     FCX's effective tax rate was 52 percent for the first quarter of 1999 and 46 percent for the first quarter of 1998.
The increase in FCX's effective tax rate results primarily from an increase in interest expense at the parent company level for which there is significantly limited tax benefit. PT-FI's COW provides a 35 percent income tax rate and a 10 percent withholding on dividends paid to FCX by PT-FI and on interest for debt incurred after the signing of the COW. No income taxes are recorded at Atlantic, which is subject to taxation in Spain, because it has not generated significant taxable income in recent years and has a substantial tax loss carryforward for which no financial statement benefit has been provided.

CAPITAL RESOURCES AND LIQUIDITY
FCX's primary sources of cash are operating cash flows and borrowings, while its primary cash outflows include capital expenditures, repayments of debt, dividends on preferred stock and purchases of its common stock. Net cash provided by operating activities was $155.4 million for the first quarter of 1999, compared with $91.1 million for the 1998 period. Net cash used in investing activities totaled $35.0 million in the 1999 period, compared with $99.6 million in the 1998 period, primarily for PT-FI capital expenditures. Net cash used in financing activities totaled $120.9 million in 1999 compared with net cash provided by financing activities of $11.4 million in 1998.

Operating Activities
Lower net income in the first quarter of 1999 was offset by working capital changes that resulted in first-quarter 1999 net cash provided by operating activities increasing by $64.3 million over the year-ago quarter. The net decrease in working capital for the first quarter of 1999 primarily reflects the collection of accounts receivable, while the net increase in working capital for the first quarter of 1998 primarily reflects an increase in accounts receivable.

Investing Activities
FCX's 1999 capital expenditures were lower compared to the 1998 period primarily because of the completion of PT-FI's fourth concentrator mill expansion in 1998. PT-FI's capital expenditures for 1999 are expected to approximate $185 million, representing primarily mine and mill sustaining capital and long-term enhancement projects. Funding is expected to be provided by operating cash flow and PT-FI's bank credit facilities ($336.0 million commitment available at April 19, 1999).

Financing Activities
Net repayments to Rio Tinto totaled $69.6 million in the first quarter of 1999 from PT-FI's share of incremental cash flow attributable to the fourth concentrator mill expansion, compared with net borrowings from Rio Tinto of $3.6 million in the first quarter of 1998 when the fourth concentrator mill expansion first became operational. Net repayments of other debt totaled $26.3 million in the first quarter of 1999, compared with net proceeds of $82.6 million in the first quarter of 1998.

     In August 1998, FCX announced a new open market share purchase program for an additional 20 million shares of its Class A and Class B common shares bringing the total shares approved for purchase under the open market share purchase programs to 60 million. During the first quarter of 1999, FCX acquired 0.8 million of its shares for $7.8 million (an average of $9.20 per share) under its open market share purchase programs. During the first quarter of 1998, FCX acquired 3.4 million of its shares for $49.5 million (an average of $14.77 per share). From inception of these programs through April 19, 1999, FCX has purchased a total of 51.0 million shares for $1.04 billion (an average of $20.31 per share) and approximately 9.0 million shares remain available under the programs. The timing of future purchases is dependent upon many factors, including the price of common shares, the company's business and financial position, and general economic and market conditions.

     FCX remains focused on effectively managing its operations in the current environment of low copper and gold prices. Through its cost reduction and production enhancement efforts commenced in early 1998, PT-FI has directed its efforts toward optimizing performance of its expanded milling facilities to achieve higher sales levels at low cost levels. In addition to the favorable effects of foreign currency movements, PT-FI realized significantly lower operating costs, capital and exploration expenditures and general and administrative expenses in 1998 and the first quarter of 1999. These savings are expected to continue throughout the remainder of 1999. With these savings and the elimination of the regular quarterly cash dividend announced in December 1998, FCX believes it will have the overall financial flexibility to continue to invest in operations and maintain its exploration program while still reducing its overall debt levels. Because of the economic and political issues affecting Indonesia and the low current prices for copper and gold, the availability of any capital which may be required for FCX and its subsidiaries is limited and the cost of new capital, if available, would be high.

DEVELOPMENTS IN INDONESIA
Indonesia continues to be impacted by unfavorable economic conditions including a devalued currency, civil unrest, the impending national parliamentary elections scheduled for June 1999 and public discussion of the degree of political and economic autonomy that may be allowed individual provinces, including Irian Jaya. For a further discussion, see FCX's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

     PT-FI's and Eastern Mining's operations, all of which are in Indonesia, are conducted through the PT-FI and Eastern Mining COWs. Both COWs have 30-year terms, provide for two 10-year extensions under certain conditions, and govern PT-FI's and Eastern Mining's rights and obligations relating to taxes, exchange controls, repatriation and other matters. Both COWs were concluded pursuant to the 1967 Foreign Capital Investment Law, which expresses Indonesia's foreign investment policy and provides basic guarantees of remittance rights and protection against nationalization, a framework for economic incentives and basic rules regarding other rights and obligations of foreign investors. Specifically, the COWs provide that the GOI will not nationalize or expropriate PT-FI's or Eastern Mining's mining
operations.   Any disputes regarding the provisions of the COWs
are subject to international arbitration.

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

FCX's State of Readiness
FCX has been pursuing a strategy to ensure all its significant computer systems will be able to process dates from and after January 1, 2000, including leap years, without critical systems failure (Y2K Compliant or Y2K Compliance). Computerized systems are integral to the operations of FCX, particularly for plant and equipment process control at its mining, milling and smelting production facilities. Certain services are provided to FCX and its subsidiaries by FM Services Company (FMS), which is responsible for ensuring Y2K Compliance for the systems it manages. FMS has separately prepared a plan for its Y2K Compliance. Certain PT-FI infrastructure assets within PT-FI's area of operations are operated by third parties. Each respective third party is responsible for its own Y2K Compliance, although PT-FI is coordinating their activities and providing oversight. Progress of the Y2K plan is being monitored by FCX executive management and reported to the Audit Committee of the FCX Board of Directors. In addition, the independent accounting firm functioning as FCX's internal auditors is assisting management in monitoring the progress of the Y2K plan. FCX believes all critical components of the plan are on schedule for completion by the end of the second quarter of 1999.

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

Information Technology (IT) Systems - The bulk of FCX computerized business systems processing is provided through commercial third party software licensed by FCX. Implementation of the Y2K Compliant version of its enterprise asset management and accounting software package was completed in the fourth quarter of 1998. Modification of other critical FCX business systems is scheduled for completion in the first half of 1999. FMS is responsible for making changes to the systems it manages, and modification work is scheduled for completion in the second quarter of 1999.

Non-IT Systems - FCX is heavily dependent upon computerized systems in its mining, milling and smelting production facilities. In addition, computerized systems are used extensively for exploration, reserve and production modeling functions. A detailed inventory and a preliminary risk analysis of potentially date-aware components were completed in the third quarter of 1998. To verify the accuracy and completeness of PT-FI's inventory, a third party engineering firm assisted in an on-site audit of the inventory process at its operation in Irian Jaya. During the fourth quarter, inventory compliance was assessed using vendor provided Y2K Compliance information. This work is substantially complete, with the exception of certain vendors who have not yet provided definitive compliance information regarding their products. During the first quarter of 1999, compliance testing began for most critical systems and operations regardless of their compliance status. At the same time, remediation work began for noncompliant items. Compliance testing and remediation work for critical items are scheduled for completion in the second quarter of 1999.

Third Party Risks - FCX computer systems are not widely integrated with the systems of its suppliers or customers. The primary potential Y2K risk attributable to third parties would be from a temporary disruption in certain materials and services provided by third parties. The mining operations of PT-FI, the largest FCX subsidiary, are located in Irian Jaya, a province of Indonesia. Because of its remote operating location, PT-FI has identified contingency needs for critical operating supplies and materials to help mitigate the impact of a disruption in its supply and logistics chain. In addition, every FCX supplier has been contacted regarding Y2K Compliance, and effective August 1998, Y2K Compliance requirements have been included in all FCX purchasing contracts.

The Costs to Address FCX's Y2K Issues. Expenditures for the necessary Y2K-related modifications will largely be funded by routine software and hardware maintenance fees paid by FCX or FMS. Based on current information, FCX believes that the estimated incremental cost of Y2K Compliance not covered by routine software and hardware maintenance fees will not exceed $3 million, most of which is expected to be incurred in 1999. If the software modifications and conversions referred to above are not made, or are delayed, the Y2K issue could have a material impact on FCX operations. Additionally, cost estimates are based on management's best estimates, which are derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There also can be no assurance that the systems of other companies will be converted on a timely basis or that their failure to convert will not have a material adverse effect on FCX.

The Risks of FCX's Y2K Issues
Based on its Y2K risk assessment work, FCX believes the most likely Y2K-related failures would probably be temporary disruption in certain materials and services provided by third parties, which would not be expected to have a material adverse effect on FCX's financial condition or results of operations. FCX believes that these third-party risks will be mitigated through its contingency plans for critical purchased commodities and close monitoring of compliance for other third parties that are important to its operations.

FCX's Contingency Plans
Companies, including FCX, cannot make Y2K Compliance certifications because the ability of any organization's systems to operate reliably after midnight on December 31, 1999 is dependent upon factors that may be outside the control of, or unknown to, the organization. Although FCX believes the likelihood of any or all of the above risks occurring is low, specific contingency plans to address certain risk areas are being developed. While there can be no assurance that FCX will not be materially adversely affected by Y2K problems, it is committed to ensuring that it is fully Y2K ready and believes its plans adequately address the above-mentioned risks.

CAUTIONARY STATEMENT
Management's discussion and analysis of financial condition and results of operations contains forward-looking statements regarding copper and gold sales volumes, treatment charge rates, exploration activities, capital expenditures, introduction of the Euro, PT-SC operating losses, the availability of financing and Y2K Compliance. Important factors that may cause future results to differ from FCX's expectations include unanticipated declines in the average grades of ore mined, unanticipated milling and other processing problems, the speculative nature of mineral exploration, fluctuations in interest rates and other adverse financial market conditions, political and economic conditions in Indonesia, and other factors described in more detail under the heading "Cautionary Statements" in FCX's Form 10-K for the year ended December 31, 1998.

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Stockholders of the Company was held May 6, 1999 (the Annual Meeting). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     (b) At the Annual Meeting, Robert W. Bruce III, Robert A. Day, Bobby Lee Lackey, Jonathan C. A. Leslie, Gabrielle K. McDonald and George A. Mealey were elected to serve until the 2002 Annual Meeting of Stockholders. In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Leon A. Davis, William B. Harrison, Jr., J. Bennett Johnston, Henry A. Kissinger, Rene L. Latiolais, James R. Moffett, B. M. Rankin, Jr. and J. Taylor Wharton.

     (c)  At the Annual Meeting, holders of the Company's Class A
Common Stock and the Company's Preferred Stock, voting as a class, elected one director with the number of votes cast for or withheld from the nominee as follows:

Name                       For                     Withheld
----                       ---                     --------
Jonathan C. A. Leslie      60,495,505               251,613

At the Annual Meeting, holders of shares of the Company's Class B
Common Stock elected five directors with the number of votes cast for or withheld from each nominee as follows:

Name                  For                      Withheld
----                  ---                    ----------
Robert W. Bruce III   74,635,051              1,221,550

Robert A. Day         74,646,137              1,210,464

Bobby Lee Lackey      74,608,857              1,247,744

Gabrielle K. McDonald 65,027,902             10,828,699

George A. Mealey      74,636,846              1,219,755

With respect to the election of directors, there were no abstentions or broker non-votes.

     At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP to act as the independent auditors to audit the financial statements of the Company and its subsidiaries for the year 1999. Holders of 134,638,423 shares voted for, holders of 300,988 shares voted against and holders of 452,022 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

     At the Annual Meeting, the stockholders voted on and approved a proposal to adopt the Company's 1999 Stock Incentive Plan in the form presented in the Company's proxy statement dated March 18, 1999. Holders of 101,896,102 shares voted for, holders of 32,418,509 shares voted against and holders of 1,076,254 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

     At the Annual Meeting, the stockholders voted on and approved a proposal to adopt the Company's 1999 Long-Term Performance Incentive Plan in the form presented in the Company's proxy statement dated March 18, 1999. Holders of 125,654,716 shares voted for, holders of 8,664,390 shares voted against and holders of 1,071,697 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

     At the Annual Meeting, the stockholders voted on and rejected a stockholder proposal to eliminate the classification of the Company's board of directors. Holders of 48,322,998 shares voted for, holders of 67,503,240 shares voted against and holders of 1,989,669 shares abstained from voting on, such proposal. There were broker non-votes consisting of 17,575,526 shares with respect to such proposal.

Item 6.   Exhibits and Reports on Form 8-K.
          (a)  The exhibits to this report are listed in the
               Exhibit Index beginning on Page E-1 hereof.
          (b) During the quarter for which this report is filed, the registrant did not file any Current Reports on Form 8-K.

               FREEPORT-McMoRan COPPER & GOLD INC.

                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         FREEPORT-McMoRan COPPER & GOLD INC.



                         By: /s/C. Donald Whitmire, Jr.
                             ----------------------------
                                 C. Donald Whitmire, Jr.
                             Vice President and
                             Controller-Financial Reporting
                             (authorized signatory and
                             Principal Accounting Officer)

Date:  May 11, 1999

               Freeport-McMoRan Copper & Gold Inc.
                          EXHIBIT INDEX


Exhibit
Number                               Description
-------                              -----------
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

3.2   Amended By-Laws of FCX dated as of March 12, 1999.
      Incorporated by reference to Exhibit 3.2 to the Annual
      Report on Form 10-K of FCX for the fiscal year ended
      December 31, 1998 (the 1998 FCX Form 10-K).

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

      Executive Compensation Plans and Arrangements (Exhibits
       10.11 through 10.30)

10.11 Annual Incentive Plan of FCX as amended effective
      February 2, 1999.  Incorporated by reference to Exhibit
      10.11 to the 1998 FCX Form 10-K.

10.12 1995 Long-Term Performance Incentive Plan of FCX.
      Incorporated by reference to Exhibit 10.9 to the FCX 1996
      Form 10-K.

10.13 FCX Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to
      Exhibit 10.13 to the 1998 FCX Form 10-K.

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

10.19 FM Services Company Performance Incentive Awards
      Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.19 to the 1998 FCX Form 10-K.

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

10.26 Supplemental Agreement between FMS and B.M. Rankin Jr.
      dated December 7, 1998. Incorporated by reference to Exhibit
      10.26 to the 1998 FCX Form 10-K.

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

10.30 Letter Agreement dated January 25, 1999 between FMS and
      Rene L. Latiolais.  Incorporated by reference to Exhibit
      10.30 to the 1998 FCX Form 10-K.

15.1 Letter dated April 20, 1999 from Arthur Andersen LLP regarding unaudited interim financial statements.

27.1  FCX Financial Data Schedule.