Form 10-Q
period 1999-06-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 1999-08-05
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended June 30, 1999



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

On June 30, 1999, there were issued and outstanding 64,746,423 shares of the registrant's Class A Common Stock, par value $0.10 per share, and 98,719,202 shares of its Class B Common Stock, par value $0.10 per share.




                 FREEPORT-McMoRan COPPER & GOLD INC.

                          TABLE OF CONTENTS


                                                                 Page
      Part I.  Financial Information

        Financial Statements:

           Condensed Balance Sheets                               3

           Statements of Income                                   4

           Statements of Cash Flow                                5

           Notes to Financial Statements                          6

        Remarks                                                   8

        Report of Independent Public Accountants                  9

        Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    10

      Part II.  Other Information                                 20

      Signature                                                   21

      Exhibit Index                                              E-1

                FREEPORT-McMoRan COPPER & GOLD INC.
                  PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
               CONDENSED BALANCE SHEETS (Unaudited)
                                            June 30,   December 31,
                                              1999         1998
                                           ----------   ----------
                                                (In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents                $    4,562   $    5,877
  Accounts receivable                         186,868      228,502
  Inventories                                 323,675      301,404
  Prepaid expenses and other                   11,251       10,111
                                           ----------   ----------
    Total current assets                      526,356      545,894
Property, plant and equipment, net          3,401,662    3,474,451
Investment in PT Smelting                      68,357       80,822
Other assets                                   90,311       91,467
                                           ----------   ----------
Total assets                               $4,086,686   $4,192,634
                                           ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities $  323,456   $  344,906
  Current portion of long-term debt
   and short-term borrowings                  145,027      127,804
  Accrued income taxes                         39,666       45,777
                                           ----------   ----------
    Total current liabilities                 508,149      518,487
Long-term debt, less current portion:
  FCX and PT-FI credit facilities             660,000      658,000
  Senior notes                                570,000      570,000
  Infrastructure asset financings             463,156      486,616
  Rio Tinto loan                              170,894      255,320
  Atlantic Copper debt                        229,608      283,472
  Other notes payable                          70,109       75,581
Accrued postretirement benefits
  and other liabilities                       115,573      124,073
Deferred income taxes                         506,228      471,178
Minority interests                            160,612      146,484
Redeemable preferred stock                    500,007      500,007
Stockholders' equity                          132,350      103,416
                                           ----------   ----------
Total liabilities and stockholders' equity $4,086,686   $4,192,634
                                           ==========   ==========

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                 STATEMENTS OF INCOME (Unaudited)
                                     Three Months Ended    Six Months Ended
                                          June 30,              June 30,
                                    -------------------   -------------------
                                      1999        1998      1999       1998
                                    --------   --------   --------   --------
                                     (In Thousands, Except Per Share Amounts)
Revenues                            $470,335   $433,858   $886,171   $829,990
Cost of sales:
Production and delivery              243,411    210,690    433,298    396,080
Depreciation and amortization         72,384     63,978    143,125    122,253
                                    --------   --------   --------   --------
  Total cost of sales                315,795    274,668    576,423    518,333
Exploration expenses                   2,158      4,919      5,106      7,566
Equity in PT Smelting losses           4,942        225     12,465        693
General and administrative expenses   17,251     19,108     32,908     38,656
                                    --------   --------   --------   --------
  Total costs and expenses           340,146    298,920    626,902    565,248
                                    --------   --------   --------   --------
Operating income                     130,189    134,938    259,269    264,742
Interest expense, net                (47,904)   (53,262)   (98,223)  (101,842)
Other expense, net                    (1,204)      (789)    (3,345)    (2,088)
                                    --------   --------   --------   --------
Income before income taxes
  and minority interests              81,081     80,887    157,701    160,812
Provision for income taxes           (42,216)   (38,726)   (82,292)   (75,882)
Minority interests in net income of
  consolidated subsidiaries          (11,322)    (7,423)   (21,422)   (14,565)
                                    --------   --------   --------   --------
Net income                            27,543     34,738     53,987     70,365
Preferred dividends                   (8,582)    (8,936)   (17,316)   (17,971)
                                    --------   --------   --------   --------
Net income applicable to
  common stock                      $ 18,961   $ 25,802   $ 36,671   $ 52,394
                                    ========   ========   ========   ========

Net income per share of common stock:
     Basic                              $.12       $.14       $.22       $.29
                                        ----       ----       ----       ----
     Diluted                            $.12       $.14       $.22       $.29
                                        ----       ----       ----       ----

Average common shares outstanding:
     Basic                           163,465    180,561    163,741    180,906
                                    ========   ========   ========   ========
     Diluted                         164,406    180,772    164,355    181,040
                                    ========   ========   ========   ========

Dividends paid per common share          $ -       $.05        $ -       $.10
                                         ===       ====        ===       ====

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                STATEMENTS OF CASH FLOW (Unaudited)
                                               Six Months Ended June 30,
                                              -------------------------
                                                  1999         1998
                                                --------     --------
                                                    (In Thousands)
Cash flow from operating activities:
Net income                                      $ 53,987     $ 70,365
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation and amortization                  143,125      122,253
  Deferred income taxes                           35,050       24,313
  Equity in PT Smelting losses                    12,465          693
  Minority interests' share of net income         21,422       14,565
  Other                                           12,310      (10,415)
  (Increase) decrease in working capital:
    Accounts receivable                           32,604      (51,338)
    Inventories                                  (20,173)      17,193
    Prepaid expenses and other                    (1,139)       3,423
    Accounts payable and accrued liabilities      (4,983)     (18,455)
    Accrued income taxes                          (6,112)       7,517
                                                --------     --------
  (Increase) decrease in working capital             197      (41,660)
                                                --------     --------
Net cash provided by operating activities        278,556      180,114
                                                --------     --------

Cash flow from investing activities:
  PT-FI capital expenditures                     (72,841)    (207,840)
  Atlantic Copper capital expenditures            (3,728)      (4,306)
  Investment in PT Smelting                          -         (2,606)
  Other                                             (833)      (4,623)
                                                --------     --------
Net cash used in investing activities            (77,402)    (219,375)
                                                --------     --------

Cash flow from financing activities:
Net repayment to Rio Tinto                      (107,515)     (27,500)
Proceeds from other debt                         131,027      279,301
Repayment of other debt                         (182,247)     (99,139)
Purchase of FCX common shares                     (7,921)     (66,885)
Cash dividends paid:
  Common stock                                       -        (18,128)
  Preferred stock                                (19,204)     (19,771)
  Minority interests                              (7,367)      (3,955)
Other                                             (9,242)      (8,398)
                                                --------     --------
Net cash provided by (use in)
  financing activities                          (202,469)      35,525
                                                --------     --------
Net decrease in cash and cash equivalents         (1,315)      (3,736)
Cash and cash equivalents at beginning of year     5,877        8,959
                                                --------     --------
Cash and cash equivalents at end of period      $  4,562     $  5,223
                                                ========     ========

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                   NOTES TO FINANCIAL STATEMENTS

1.   EARNINGS PER SHARE
Freeport-McMoRan Copper & Gold Inc.'s (FCX) basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the net effect of dilutive stock options. Dilutive stock options represented 0.9 million shares in the second quarter of 1999, 0.2 million shares in the second quarter of 1998, 0.6 million shares in the 1999 six-month period and 0.1 million in the 1998 six-month period.

     Options excluded from the computation of diluted net income per share of common stock, because their exercise prices were greater than the average market price of the common stock during the period, totaled options for 11.1 million shares (average exercise price of $21.78 per share) in each of the 1999 periods,
10.0 million shares (average price of $23.05 per share) in the second quarter of 1998 and 10.1 million shares (average exercise price of $22.99 per share) in the 1998 six-month period. Convertible preferred stock outstanding was not included in the computation of diluted net income per share of common stock because doing so would have increased diluted net income per share of common stock. The preferred stock was convertible into 11.7 million shares of common stock, and accrued dividends totaled $5.3 million in the second quarters of 1999 and 1998, and $10.5 million in the six-month periods of 1999 and 1998.

2.   FINANCIAL CONTRACTS
At times, FCX has entered into financial contracts to manage certain risks resulting from fluctuations in commodity prices (primarily copper and gold), foreign currency exchange rates and interest rates by creating offsetting exposures. Costs or premiums and gains or losses on the contracts, including closed contracts, are recognized with the hedged transaction. Also, gains or losses are recognized if the hedged transaction is no longer expected to occur or if deferral criteria are not met. FCX monitors its credit risk on an ongoing basis and considers this risk to be minimal because its contracts are with a diversified group of financially strong counterparties. FCX currently has no copper or gold price protection contracts relating to its mine production.

     At June 30, 1999, FCX had outstanding redeemable preferred stock indexed to commodity prices, foreign currency forward contracts, forward copper sales and purchase contracts related to its smelter operations and interest rate swap contracts. Redeemable preferred stock indexed to commodity prices is treated as a hedge of future production and is carried at its original issue value. As principal payments occur, differences between the carrying value and the payment are recorded as an adjustment to revenues.

     Atlantic Copper, S.A., a wholly owned subsidiary of FCX (Atlantic), hedges a portion of its anticipated Spanish peseta cash outflows, and P.T. Freeport Indonesia Company, FCX's majority-owned subsidiary (PT-FI), hedges a portion of its anticipated Indonesian rupiah and Australian dollar cash outflows with foreign currency forward contracts. Changes in market value of foreign currency forward contracts that hedge anticipated transactions are recognized in the period incurred. Atlantic enters into futures contracts to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match, and whenever it extends the pricing terms on its copper sales. Gains and losses on these contracts are recognized with the hedged transaction. PT-FI and Atlantic use interest rate swap contracts to limit the effect of increases in interest rates on variable-rate debt. The costs associated with these contracts are amortized to interest expense over the terms of the agreements.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB delayed SFAS 133's effective date by one year to fiscal years beginning after June 15, 2000, with earlier application permitted. FCX has not determined when it will adopt SFAS 133; however, adoption is not expected to have a material impact on its financial position.

3.   INTEREST COST
Interest expense excludes capitalized interest of $0.8 million in the second quarter of 1999, $4.8 million in the second quarter of 1998, $1.3 million in the first six months of 1999 and $14.9 million in the first six months of 1998.

4.   BUSINESS SEGMENTS
FCX has two operating segments: "mining and exploration" and "smelting and refining." The mining and exploration segment includes PT-FI's copper and gold mining operations in Indonesia and FCX's Indonesian exploration activities. The smelting and refining segment includes Atlantic's operations in Spain and PT-FI's equity investment in P.T. Smelting (PT Smelting) in Gresik, Indonesia.
The segment data presented below were prepared on the same basis as the consolidated FCX financial statements.

                               Mining      Smelting
                                and          and     Eliminations     FCX
                            Exploration    Refining   and Other      Total
                             ----------    --------   ---------   ----------
                                           (In Thousands)
Three months ended June 30, 1999
Revenues                     $  347,480a   $196,025   $ (73,170)b $  470,335
Production and delivery         132,204     184,659     (73,452)b    243,411
Depreciation and amortization    63,950       7,317       1,117       72,384
Exploration expenses              2,265           -        (107)       2,158
Equity in PT Smelting losses          -       4,942c          -        4,942
General and administrative
 expenses                        13,111       2,332       1,808       17,251
                             ----------    --------   ---------   ----------
Operating income             $  135,950    $ (3,225)  $  (2,536)  $  130,189
                             ==========    ========   =========   ==========

Three months ended June 30, 1998
Revenues                     $  310,959    $199,484   $ (76,585)b $  433,858
Production and delivery         116,118     178,321     (83,749)b    210,690
Depreciation and amortization    54,629       8,259       1,090       63,978
Exploration expenses              4,449           -         470        4,919
Equity in PT Smelting losses          -         225           -          225
General and administrative
 expenses                        14,848       2,325       1,935       19,108
                             ----------    --------   ---------   ----------
Operating income             $  120,915    $ 10,354   $   3,669   $  134,938
                             ==========    ========   =========   ==========

Six months ended June 30, 1999
Revenues                     $  664,355a   $378,226   $(156,410)b $  886,171
Production and delivery         262,524     349,019    (178,245)b    433,298
Depreciation and amortization   126,280      14,611       2,234      143,125
Exploration expenses              4,749           -         357        5,106
Equity in PT Smelting losses          -      12,465c          -       12,465
General and administrative
 expenses                        24,713       4,491       3,704       32,908
                             ----------    --------   ---------   ----------
Operating income             $  246,089    $ (2,360)  $  15,540   $  259,269
                             ==========    ========   =========   ==========
Capital expenditures         $   72,687    $  3,728   $     154   $   76,569
                             ==========    ========   =========   ==========
Total assets                 $3,372,126d   $682,987   $  31,573   $4,086,686
                             ==========    ========   =========   ==========

Six months ended June 30, 1998
Revenues                     $  602,271    $387,996   $(160,277)b $  829,990
Production and delivery         220,133     344,249    (168,302)b    396,080
Depreciation and amortization   103,629      16,474       2,150      122,253
Exploration expenses              6,758           -         808        7,566
Equity in PT Smelting losses          -         693           -          693
General and administrative
 expenses                        29,886       4,800       3,970       38,656
                             ----------    --------   ---------   ----------
Operating income             $  241,865    $ 21,780   $   1,097   $  264,742
                             ==========    ========   =========   ==========
Capital expenditures         $  207,304    $  6,912   $     536   $  214,752
                             ==========    ========   =========   ==========
Total assets                 $3,466,143    $726,412   $  25,602   $4,218,157
                             ==========    ========   =========   ==========

a.Includes PT-FI sales to PT Smelting totaling $64.3 million in the second quarter of 1999 and $88.5 million in the first six months of 1999.
b.Primarily represents elimination of intersegment sales from PT-FI to Atlantic and the change in deferred profits on intersegment sales remaining in Atlantic's inventories.
c.Includes deferrals of intercompany profits on 25 percent of PT-FI's sales to PT Smelting, for which the final sale has not occurred, totaling $1.9 million in the three months ended June 30, 1999 and $4.3 million in the six months ended June 30, 1999.
d.Includes a $33.1 million trade receivable from PT Smelting for concentrate purchases.

5.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first six months of 1999 and 1998 was 2.6 to 1 and 2.2 to 1, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.


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

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of
Freeport-McMoRan Copper & Gold Inc.:

     We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware corporation) as of June 30, 1999, the related statements of income for the three and six-month periods ended June 30, 1999 and 1998, and the statements of cash flow for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


New Orleans, Louisiana
July 20, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
Freeport-McMoRan Copper & Gold Inc. (FCX) operates through its majority-owned subsidiaries, P.T. Freeport Indonesia Company (PT-FI) and P.T. Irja Eastern Minerals Corporation (Eastern Mining), and through Atlantic Copper, S.A. (Atlantic), a wholly owned subsidiary. PT-FI's operations involve mineral exploration and development; mining and milling of ore containing copper, gold and silver in Irian Jaya, Indonesia and the worldwide marketing of concentrates containing those metals. PT-FI also owns a 25 percent interest in P.T. Smelting (PT Smelting), an Indonesian company which operates a copper smelter and refinery in Gresik, Indonesia. Eastern Mining conducts mineral exploration activities in Irian Jaya. Atlantic's operations involve the smelting and refining of copper concentrates in Spain and the marketing of refined copper products. In addition to the PT-FI and Eastern Mining exploration activities, FCX conducts other mineral exploration activities in Irian Jaya pursuant to joint venture and other arrangements. The results of operations reported and summarized below are not necessarily indicative of future operating results.

     Summary FCX comparative results for the second-quarter and six-month periods follow (in millions, except per share amounts):

                                      Second Quarter    Six Months
                                      --------------  --------------
                                       1999    1998    1999    1998
                                      ------  ------  ------  ------
Revenues                              $470.3  $433.9  $886.2  $830.0
Operating income                       130.2   134.9   259.3   264.7
Net income applicable to common stock   19.0    25.8    36.7    52.4
Diluted net income per share
 of common stock                         .12     .14     .22     .29

     FCX's revenues include PT-FI's sale of copper concentrates, which also contain significant amounts of gold, and the sale of copper cathodes and wire rod by Atlantic. FCX's revenues and net income vary significantly with fluctuations in the market prices of copper and gold and other factors. At times, in response to market conditions, FCX has entered into copper and gold price protection contracts for some portion of its expected future mine production to mitigate the risk of adverse price fluctuations. FCX currently has no copper or gold price protection contracts relating to its mine production.
Based on PT-FI's projected 1999 sales volumes, a $0.01 per pound change in the average price realized on annual copper sales would have an approximate $14 million impact on revenues and an approximate $7 million impact on net income. A $10 per ounce change in the average price realized on PT-FI annual gold sales would have an approximate $21 million impact on revenues and an approximate $10 million impact on net income.

     Higher 1999 revenues primarily reflect significantly higher copper and gold sales volumes because of increased production from the "fourth concentrator mill expansion," which began its start-up in the first quarter of 1998, partially offset by lower copper and gold price realizations. Second-quarter 1999 revenues benefited by $11.7 million ($5.7 million to net income or $0.03 per share) from adjustments to March 31, 1999 "open" concentrate sales, while second-quarter 1998 revenues benefited by $6.8 million ($3.3 million to net income or $0.02 per share) from adjustments to March 31, 1998 open concentrate sales. Six-months 1999 revenues benefited by $6.2 million ($3.0 million to net income or $0.02 per share) from adjustments to December 31, 1998 open concentrate sales, while six-months 1998 revenues benefited by $23.3 million ($11.4 million to net income or $0.06 per share) from adjustments to December 31, 1997 open concentrate sales.

     Cost of sales for the 1999 periods were higher compared with the 1998 periods primarily because of higher copper sales volumes and higher depreciation and amortization expense associated with a higher unit depreciation rate at PT-FI. Exploration costs in all joint venture areas with Rio Tinto plc (Rio Tinto) are now being shared 60 percent by FCX and 40 percent by Rio Tinto. The final $1.2 million of Rio Tinto's $100 million exploration funding received in 1996 was expended in early 1999. The equity in PT Smelting losses reflects the start-up of its operations and elimination of profits on 25 percent of PT-FI's copper concentrate sales to PT Smelting until PT Smelting makes the final sale. General and administrative expenses in the 1999 period were lower primarily because of corporate initiatives to reduce costs. Lower net interest expense primarily reflects lower average interest rates and debt levels partially offset by less capitalized interest in 1999 following the completion of the fourth concentrator mill expansion in 1998. An increase in the effective rate for income taxes in 1999 compared with 1998 primarily reflects an increase in Atlantic's net losses and PT-FI's equity in PT Smelting losses for which there is no tax benefit. Higher minority interest charges in 1999 primarily reflect the consolidation of certain PT-FI infrastructure joint ventures.

RESULTS OF OPERATIONS
FCX has two operating segments: "mining and exploration" and "smelting and refining." The mining and exploration segment includes PT-FI's copper and gold mining operations in Indonesia and FCX's Indonesian exploration activities. The smelting and refining segment includes Atlantic's operations in Spain and PT-FI's 25 percent equity investment in PT Smelting. Summary comparative operating income
(loss) by segment for the second-quarter and six-month periods follows (in millions):

                                       Second Quarter       Six Months
                                       ---------------   ----------------
                                        1999     1998     1999      1998
                                       ------   ------   ------    ------
Mining and exploration                 $136.0a  $120.9   $246.1a   $241.9
Smelting and refining                    (3.2)    10.4     (2.4)     21.8
Intercompany eliminations and other b    (2.6)     3.6     15.6       1.0
                                       ------   ------   ------    ------
FCX operating income                   $130.2   $134.9   $259.3    $264.7
                                       ======   ======   ======    ======

a.Includes deferrals of intercompany profits on 25 percent of PT-FI's sales to PT Smelting, for which the final sale has not occurred, totaling $1.9 million in the second quarter and $4.2 million in the six month period.

b.Profits on PT-FI sales to Atlantic that remain in Atlantic's inventory are deferred until the final sale to third parties. FCX recognized operating income from the change in deferred profits on intercompany sales from PT-FI to Atlantic totaling $0.4 million in the second quarter of 1999, $7.2 million in the second quarter of 1998, $22.3 million in the 1999 six-month period and $8.2 million in the 1998 six-month period. FCX's consolidated quarterly earnings fluctuate depending on the timing of shipments to Atlantic and prices of these sales.

MINING AND EXPLORATION
A summary of increases (decreases) in PT-FI revenues between the periods follows (in millions):

                                              Second      Six
                                             Quarter     Months
                                             -------     ------
PT-FI revenues - 1998 periods                 $311.0     $602.3
Increases (decreases):
Sales volumes:
  Copper                                        25.8       70.7
  Gold                                          34.1       86.6
Price realizations:
  Copper                                       (27.8)     (65.6)
  Gold                                         (14.0)     (19.4)
Adjustments, primarily for copper pricing on
  prior period open sales                       11.1      (20.2)
Treatment charges, royalties and other           7.3       10.0
                                              ------     ------
PT-FI revenues - 1999 periods                 $347.5     $664.4
                                              ======     ======

     PT-FI's second-quarter 1999 revenues, compared with the 1998 second quarter, benefited from an 11 percent increase in copper sales volumes and a 24 percent increase in gold sales volumes, partially offset by an 11 percent decline in copper realizations and an 8 percent decline in gold realizations. Six-months 1999 revenues also benefited from increases in copper and gold sales volumes of 15 percent and 33 percent, respectively, but again these were partly offset by declines in realizations of 12 percent for copper and 6 percent for gold. The copper portion of PT-FI's sales are generally priced based on prices in a future specified month (See "PT-FI Sales Outlook"). During the second quarter of 1999, copper prices rose resulting in a benefit from repricing prior period open sales compared with the 1999 quarter, when prices were relatively unchanged. For the six-month period, repricing of year-end 1998 open copper sales resulted in a decrease in revenues compared with the 1998 period when higher copper prices early in the year resulted in increases to revenues. Although sales volumes were higher in the 1999 periods, treatment charges in total were lower because treatment rates for a significant portion of PT-FI's 1999 projected sales were negotiated in the fourth quarter of 1998 when rates were lower than in the prior year. Additionally, royalties and a portion of treatment charges vary with the price of copper.

PT-FI Sales Outlook
PT-FI has commitments from various parties, including Atlantic and PT Smelting, to purchase virtually all of its estimated 1999 production at market prices. PT-FI is providing 100 percent of PT Smelting's copper concentrate requirements at market prices; however, for the first 15 years of operations the treatment and refining charges will not fall below a specified minimum rate. PT-FI's share of sales for 1999, net of Rio Tinto's interest, is projected to approximate 1.4 billion pounds of copper and 2.2 million ounces of gold. Sales of copper and gold are expected to be spread evenly over the remainder of the year. PT-FI will continue to assess its mine plans and will develop its annual plan for 2000 during the later part of 1999. PT-FI currently projects on a preliminary basis that its share of sales for 2000 will total approximately 1.4 billion pounds of copper and 1.9 million ounces of gold. Projected 1999 and 2000 copper and gold sales reflect the expectation of producing at higher average mill throughput rates than in 1998 because of the fourth concentrator mill expansion, offset by expected lower average ore grades compared to 1998. The lower projected ore grades for 1999 and 2000 reflect the capability of the expanded mill facilities to process large volumes of ore, including lower grade material.

     PT-FI's concentrate sales agreements, with regard to copper, provide for provisional billings at the time of shipment with final pricing settlement generally based on the average London Metal Exchange (LME) price for a specified future month. Copper revenues on provisionally priced open pounds are adjusted monthly based on then-current prices. At June 30, 1999, FCX had consolidated copper sales totaling 166.0 million pounds recorded at an average price of $0.70 per pound, the closing LME spot sales price on June 30, 1999, remaining to be finally priced. Approximately 85 percent of these open pounds are expected to be finally priced during the third quarter of 1999 with the remaining pounds to be priced during the fourth quarter of 1999. Recent movements in the copper price have been volatile, with the LME closing spot price for copper at approximately $0.75 per pound on July 19, 1999. A one cent movement in the average price used for these open pounds would have an approximate $0.8 million impact on FCX's 1999 net income.

     Gold sales are priced according to individual contract terms, generally the average London Bullion Market Association price for the month of shipment. Gold prices have also been volatile, falling to 20-year lows and closing at approximately $253 per ounce on July 19, 1999. At times PT-FI has entered into financial contracts to manage certain risks resulting from fluctuations in commodity prices.
 As of June 30, 1999, PT-FI does not have any price protection programs in place for its copper or gold sales but, as conditions warrant, PT-FI may enter into new contracts for its future sales.

PT-FI Operating Results
                                          Second Quarter        Six Months
                                         ----------------  --------------------
                                          1999     1998       1999       1998
                                         -------  -------  ---------  ---------
PT-FI, net of Rio Tinto's interest
Copper
  Production (000s of recoverable pounds)358,900  314,900    713,200    603,800
  Sales (000s of recoverable pounds)     355,300  321,400    701,600    609,600
  Average realized price                    $.68     $.76       $.68       $.77
Gold
  Production (recoverable ounces)        590,800  447,700  1,200,600    880,700
  Sales (recoverable ounces)             593,900  478,800  1,193,300    898,600
  Average realized price                 $272.17  $295.81    $277.71    $293.96

Gross profit per pound of copper (cents):
Average realized price                      68.3     76.1       67.6       76.9
                                           -----    -----      -----      -----
Production costs:
  Site production and delivery              37.1     35.7       37.3       35.7
  Gold and silver credits                  (46.5)   (45.5)     (48.3)     (44.5)
  Treatment charges                         19.0     23.6       19.1       24.1
  Royalty on metals                          1.4      1.3        1.5        1.2
                                           -----    -----      -----      -----
    Cash production costs                   11.0     15.1        9.6       16.5
  Depreciation and amortization             18.0     17.0       18.0       17.0
                                           -----    -----      -----      -----
    Total production costs                  29.0     32.1       27.6       33.5
                                           -----    -----      -----      -----
Revenue adjustments a                        3.4        -       (1.0)       2.7
                                           -----    -----      -----      -----
Gross profit per pound of copper            42.7     44.0       39.0       46.1
                                           =====    =====      =====      =====


100% Operating Statistics
Ore milled (metric tons per day, MTPD)   216,800  201,200    219,500    183,700
Copper grade (%)                            1.16     1.13       1.15       1.19
Gold grade (grams per metric ton)           1.39     1.18       1.35       1.28
Recovery rate (%)
  Copper                                    84.6     85.7       83.5       86.3
  Gold                                      82.7     83.0       83.7       83.1
Copper
  Production (000s of recoverable pounds)412,400  378,700    809,100    726,100
  Sales (000s of recoverable pounds)     407,600  386,400    798,600    727,900
Gold
  Production (recoverable ounces)        739,300  561,900  1,470,700  1,105,300
  Sales (recoverable ounces)             740,800  596,100  1,463,700  1,112,600

a. Reflects adjustments to PT-FI revenues for prior period copper sales.

     PT-FI's average mill throughput rate increased to 216,800 MTPD for the second quarter of 1999, as a result of its fourth concentrator mill expansion completed in early 1998. Higher throughput and ore grades in the 1999 periods resulted in higher copper and gold production compared with the 1998 periods. Mill throughput rates vary based on the characteristics of the ore being processed as PT-FI manages its operations to optimize metal production. Unit site production and delivery costs averaged $0.37 per pound of copper in the second quarter of 1999 and the 1999 six-month period, slightly higher than the $0.36 per pound reported in the second-quarter and six-month periods of 1998. Higher gold sales volumes partly offset by lower gold realizations helped to improve gold credits in the 1999 periods compared with the 1998 periods. Unit treatment charges were lower in the 1999 periods because treatment charge rates for a significant portion of PT-FI's 1999 projected sales were negotiated in the fourth quarter of 1998 when rates were lower than in the prior year and because of contractual price participation, whereby a portion of the charge varies with the price of copper.

     The copper royalty rate payable by PT-FI under its Contact of Work (COW) varies from 1.5 percent of copper net revenue at a copper price of $0.90 or less per pound to 3.5 percent at a copper price of $1.10 or more per pound. The COW royalty rate for gold and silver sales is 1.0 percent. In connection with the substantial expansion of its production capabilities, PT-FI agreed to pay the Government of the Republic of Indonesia (GOI) voluntary additional royalties on metal from production above 200,000 MTPD in amounts for copper equal to the COW royalty and for gold and silver equal to twice the COW royalties. Therefore, the total of royalties paid on copper net revenues from production above 200,000 MTPD are double the amount of the COW royalty; and the total of royalties paid on gold and silver sales from production above 200,000 MTPD are triple the amount of the COW royalties. The additional royalties became effective January 1, 1999. Because mineral royalties under GOI regulations are remitted, in large part, to the provinces from which the minerals are extracted, PT-FI offered the voluntary additional royalties to provide additional support to the local governments and the people of Irian Jaya.
The royalties totaled $4.9 million in the second quarter of 1999, $4.2 million in the second quarter of 1998, $10.2 million in the first six months of 1999 and $7.4 million in the first six months of 1998.

     PT-FI's depreciation rate of 18.0 cents per pound for 1999 reflects an increase over the 1998 rate for a full year of depreciation on the fourth concentrator mill expansion assets and other capital additions. PT-FI has a labor agreement covering its hourly paid Indonesian employees, the key provisions of which are renegotiated biannually. PT-FI's labor agreement was scheduled to expire on September 30, 1999. PT-FI and its workers have agreed to terms for a new labor agreement which became effective June 1, 1999. PT-FI's relations with the workers' union have generally been positive.

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

     Since 1997, the Indonesian rupiah exchange rate has been extremely volatile, severely weakening initially and partly recovering later against the U.S. dollar. PT-FI recorded losses totaling $0.2 million during the second quarter of 1999, $5.1 million during the second quarter of 1998, $0.9 million during the first six months of 1999 and $10.5 million during the first six months of 1998 related to its rupiah-denominated net assets. Operationally PT-FI has benefited from a weakened rupiah currency, primarily through lower labor costs.

     During the first quarter of 1998, PT-FI began a currency hedging program to reduce its exposure to changes in the Indonesian rupiah and Australian dollar by entering into foreign currency forward contracts to hedge a portion of its anticipated payments in these currencies.
At June 30, 1999, these contracts hedged 30.0 billion of rupiah payments through August 1999 and 26.4 million of Australian dollar payments through September 1999. PT-FI currently does not expect to extend its currency hedging program once these contracts expire; however, it may enter into new contracts in the future. The rupiah contracts are at an average exchange rate of 21,160 rupiah to one U.S. dollar and hedge approximately 30 percent of the projected rupiah payments during the period covered. The Australian dollar contracts are at an average exchange rate of 1.66 Australian dollars to one U.S. dollar and hedge approximately 80 percent of the projected Australian dollar payments during the period covered. PT-FI recorded net gains (losses) to production costs totaling $3.2 million in the second quarter of 1999, $(7.2) million in the second quarter of 1998, $4.1 million in the first six months of 1999 and $(5.9) million in the first six months of 1998 related to these contracts under its current accounting for such contracts (see Note 2).

     Assuming estimated annual aggregate rupiah payments of 800 billion and a June 30, 1999 exchange rate of 6,600 rupiah to one U.S. dollar, a one-thousand-rupiah increase in the exchange rate would result in an approximate $16 million decrease in annual operating costs and a one-thousand-rupiah decrease in the exchange rate would result in an approximate $22 million increase in annual operating costs, before any hedging effects. See "Developments in Indonesia."

Rio Tinto Joint Venture
Pursuant to the Rio Tinto joint venture, Rio Tinto has a 40 percent interest in certain assets and production exceeding specified annual amounts of copper, gold and silver through 2021 and 40 percent of all production thereafter. Rio Tinto provided a $450 million nonrecourse loan to PT-FI for PT-FI's share of the cost of the fourth concentrator mill expansion. PT-FI and Rio Tinto began sharing incremental cash flow attributable to the expansion effective January 1, 1998 on the basis of 60 percent to PT-FI and 40 percent to Rio Tinto. PT-FI has assigned its share of incremental cash flow to Rio Tinto until Rio Tinto receives an amount of funds equal to the funds loaned to PT-FI plus interest based on Rio Tinto's cost of borrowing. Through June 30, 1999, PT-FI's share of incremental cash flow totaled $327.1 million, of which $303.0 million has been paid to Rio Tinto and $24.1 million will be paid in the third quarter of 1999. The incremental production from the expansion and production from PT-FI's previously existing operations share proportionately in operating, nonexpansion capital and administrative costs. PT-FI will continue to receive 100 percent of the cash flow from specified annual amounts of copper, gold and silver through 2021 calculated by reference to its proved and probable reserves as of December 31, 1994 and 60 percent of all remaining cash flow.

Exploration Activities
FCX's exploration program in Irian Jaya includes the Block A and Block B areas of PT-FI's COW, the Eastern Mining COW area and the PT Nabire Bakti Mining (PT-NBM) COW area. FCX's exploration field activities in the Block B, Eastern Mining and PT-NBM areas have been voluntarily suspended for a three-month period from May 15th through August 15th, as a precaution during the Indonesian national election period. FCX expects to resume field activities on August 15. See "Developments in Indonesia" for further discussion.

   In Block A, which contains PT-FI's mining and milling operations, second-quarter exploration efforts concentrated on potential expansion of reserves at Kucing Liar, Grasberg Underground and DOZ. Delineation drilling is ongoing at Kucing Liar, focusing on testing indicated extensions to the known deposit. At Grasberg Underground, drilling is directed towards defining the deeper extents of mineralization. Drilling at DOZ continues to indicate excellent potential for significant additions to the existing DOZ block cave reserve.

   Even though not currently in the field, FCX's exploration activities in the Block B and Eastern Mining areas continue and are focused on mapping and evaluating prospects that potentially could lead to the discovery of significant porphyry and/or skarn-type copper-gold deposits.

   Exploration is ongoing on several blocks contiguous to PT-FI's Block B and Eastern Mining's Block I areas in Irian Jaya in PT-NBM's COW area covering a total of approximately 1.0 million acres. Rio Tinto has elected to participate in 40 percent of FCX's interest and costs in this exploration joint venture. To earn up to a 62 percent interest, FCX and Rio Tinto must spend a total of up to $21 million on exploration and other activities in the joint venture areas ($7.1 million of which was incurred through June 30, 1999). Exploration drilling will continue with four to six rigs on several identified geological anomalies on this acreage once field activities are resumed.

SMELTING AND REFINING

Atlantic Operating Results
                                              Second Quarter      Six Months
                                             ----------------  ----------------
                                              1999     1998      1999    1998
                                             -------  -------  -------  -------
Revenues (in millions)                        $196.0   $199.5   $378.2   $388.0
Operating income (in millions)                  $1.7    $10.6    $10.1    $22.5
Concentrate treated (metric tons)            225,100  255,800  463,700  505,700
Anode production (000s of pounds)            153,700  169,000  317,700  333,000
Cathode and wire rod sales (000s of pounds)  138,100  133,400  276,500  264,500
Gold sales in anodes and slimes (ounces)     265,000  175,000  451,000  348,900

     Atlantic reported slightly lower revenues in the 1999 periods because of lower copper and gold prices partly offset by higher sales volumes. Second-quarter 1999 operating income decreased by $8.9 million compared with the 1998 quarter. Six-months 1999 operating income decreased by $12.4 million compared with the 1998 six-month period, reflecting lower treatment and refining rates and higher unit costs compared with the 1998 periods. Concentrate treated and anode production in the 1999 periods were also lower primarily because of shutdowns during the second quarter of 1999 resulting from problems experienced with a waste heat boiler. Atlantic's treatment and refining rates were significantly lower in the second quarter of 1999 ($0.19 per pound) compared with the second quarter of 1998 ($0.25 per pound) and for the 1999 six-month period ($0.21 per pound) compared with the 1998 six-month period ($0.26 per pound), reflecting market conditions. Excess smelter capacity, as compared with copper concentrates availability, has caused long-term treatment and refining rates to decline since early 1998. Spot rates throughout 1999 have fallen sharply and soft long-term treatment and refining rates are expected to continue. Lower treatment charges, which negatively affect Atlantic, benefit PT-FI and vice versa. Cathode cash production costs of $0.15 per pound in the second quarter of 1999 and $0.14 per pound in the 1999 six-month period were higher than the $0.12 per pound reported for both 1998 periods primarily because of lower net margins on gold slimes sales. The higher gold sales volumes in the 1999 periods reflect higher gold content in PT-FI concentrate treated by Atlantic.

     A portion of Atlantic's operating costs and certain of its asset and liability accounts are denominated in Spanish pesetas. Based on estimated annual peseta payments of 15 billion and a June 30, 1999 exchange rate of 161.1 pesetas to one U.S. dollar, a ten-peseta increase in the exchange rate would result in an approximate $5 million decrease in costs, before any hedging effects. A ten-peseta decrease in the exchange rate would result in an approximate $6 million increase in costs, before any hedging effects. Atlantic had peseta-denominated net monetary liabilities at June 30, 1999 totaling $78.2 million recorded at an exchange rate of 161.1 pesetas to one U.S. dollar. Adjustments to these net liabilities to reflect changes in the exchange rate are recorded as currency transaction gains or losses in other income and totaled gains (losses) of $2.2 million in the second quarter of 1999, $(0.8) million in the second quarter of 1998, $7.9 million in the first six months of 1999 and $1.4 million in the first six months of 1998.

    Atlantic has a currency hedging program using foreign currency forward contracts to reduce its exposure to changes in the U.S. dollar and Spanish peseta exchange rate. At June 30, 1999, Atlantic had contracts to purchase 9.5 billion Spanish pesetas at an average exchange rate of 145.6 pesetas to one U.S. dollar through June 2000. These contracts currently hedge approximately 70 percent of Atlantic's projected net peseta cash outflows during the period covered. In addition to the currency transaction gains and losses noted above, Atlantic recorded gains (losses) to other income related to its forward currency contracts totaling $(2.5) million in the second quarter of 1999, $1.7 million in the second quarter of 1998, $(9.0) million in the first six months of 1999 and $(0.3) million in the first six months of 1998.

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

PT Smelting Operating Results
PT-FI accounts for its 25 percent interest in PT Smelting under the equity method. PT Smelting completed construction of its copper smelter and refinery complex in Gresik, Indonesia during the third quarter of 1998 on schedule and on budget. The smelter furnace began operations on October 12, 1998 with second production of copper cathode in December 1998 and first sales of LME quality copper cathode in the second quarter of 1999. Production is expected to increase gradually to design capacity of 200,000 metric tons of copper metal per year over an approximate two-year period. PT-FI's second-quarter and six-months 1999 revenues include $64.3 million and $88.5 million, respectively, from sales to PT Smelting. PT-FI's share of PT Smelting's net operating losses, which are recorded as equity in PT Smelting losses in the Statements of Income, totaled $3.0 million in the second quarter of 1999, $0.2 million in the second quarter of 1998, $8.2 million in the first six months of 1999 and $0.7 million in the first six months of 1998. The deferral of intercompany profits on 25 percent of PT-FI sales to PT Smelting, for which the final sale has not occurred, is also recorded as equity in PT Smelting losses in the Statements of Income and totaled $1.9 million in the second quarter of 1999 and $4.3 million in the first six months of 1999. PT Smelting treated 98,300 metric tons of concentrate in the second quarter of 1999 and 139,900 metric tons in the first six months of 1999. PT Smelting is expected to continue to incur operating losses as it gradually increases production to design capacity.

OTHER FINANCIAL RESULTS
The FCX/Rio Tinto joint ventures incurred $3.9 million of exploration costs in the 1999 second quarter, compared with $8.7 million in the 1998 quarter. Joint venture costs totaled $9.2 million for the 1999 six-month period and $17.4 million for the 1998 six-month period. Exploration expense in the Statements of Income reflects FCX's share of these joint venture costs plus the cost of other non-joint venture exploration activities. Substantially all costs in the joint venture areas are now being shared 60 percent by FCX and 40 percent by Rio Tinto.

     Second-quarter and six-months 1999 general and administrative expenses of $17.3 million and $32.9 million, respectively, were 10 percent and 15 percent lower, respectively than the 1998 second-quarter and six-months amounts, primarily because of corporate initiatives to reduce costs. The second-quarter and six-months 1999 amounts included a $1.2 million charge for a voluntary severance/early retirement program and a $0.5 million charge for costs of stock appreciation rights related to the increase in FCX's stock price during the second quarter of 1999.

     FCX's total interest cost (before capitalization) decreased by $17.3 million from $116.8 million for the first six months of 1998 to $99.5 million in the first six months of 1999 primarily because of lower average interest rates and debt levels. FCX capitalized $1.3 million of interest costs in the first six months of 1999 and $14.9 million in the first six months of 1998, primarily for the fourth concentrator mill expansion project.

     FCX's effective tax rate was 52 percent for the first six months of 1999 and 47 percent for the first six months of 1998. The increase in FCX's effective tax rate results primarily from an increase in Atlantic's net losses and PT-FI's equity in PT Smelting losses for which there is no tax benefit. PT-FI's COW provides a 35 percent income tax rate and a 10 percent withholding on dividends paid to FCX by PT-FI and on interest for debt incurred after the signing of the COW. No income taxes are recorded at Atlantic, which is subject to taxation in Spain, because it has not generated significant taxable income in recent years and has a substantial tax loss carryforward for which no financial statement benefit has been provided.

CAPITAL RESOURCES AND LIQUIDITY
FCX's primary sources of cash are operating cash flows and borrowings, while its primary cash outflows include capital expenditures, repayments of debt, dividends on preferred stock and purchases of its common stock. Net cash provided by operating activities was $278.6 million for the first six months of 1999, compared with $180.1 million for the 1998 period. Net cash used in investing activities totaled $77.4 million in the 1999 period, compared with $219.4 million in the 1998 period, primarily for PT-FI capital expenditures. Net cash used in financing activities totaled $202.5 million in 1999, primarily to repay debt, compared with net cash provided by financing activities of $35.5 million in 1998.

Operating Activities
Lower net income in the first six months of 1999 was offset by increases in noncash charges and working capital changes which resulted in 1999 net cash provided by operating activities increasing by $98.5 million over the year-ago period. Working capital changes in the first six months of 1999 primarily include the collection of accounts receivable partially offset by an increase in inventories, while during the first six months of 1998 there was an increase in accounts receivable and a reduction in inventories. Working capital accounts can fluctuate significantly depending on the timing and pricing of sales by PT-FI and Atlantic.

Investing Activities
FCX's 1999 capital expenditures were lower compared to the 1998 period primarily because of the completion of PT-FI's fourth concentrator mill expansion in 1998. PT-FI's capital expenditures for 1999 are expected to approximate $140 million, representing primarily mine and mill sustaining capital and long-term enhancement projects. Funding is expected to be provided by operating cash flow and PT-FI's bank credit facilities ($336.0 million commitment available at July 19, 1999).

Financing Activities
Net repayments to Rio Tinto totaled $107.5 million in the first six months of 1999 from PT-FI's share of incremental cash flow attributable to the fourth concentrator mill expansion, compared with $27.5 million in the first six months of 1998 when the fourth concentrator mill expansion first became operational. Net repayments of other debt totaled $51.2 million in the first six months of 1999, compared with net proceeds of $180.2 million in the first six months of 1998.

     On August 1, 1999, FCX will pay $11.9 million for the initial mandatory partial redemption of FCX's Silver-Denominated Preferred Stock.

     In August 1998, FCX announced a new open market share purchase program for an additional 20 million shares of its Class A and Class B common shares bringing the total shares approved for purchase under the open market share purchase programs to 60 million. During the first six months of 1999, FCX acquired 0.8 million of its shares for $7.8 million (an average of $9.20 per share), all in the first quarter of 1999, under its open market share purchase programs. During the first six months of 1998, FCX acquired 4.4 million of its shares for $66.9 million (an average of $15.09 per share). From inception of these programs through July 19, 1999, FCX has purchased a total of
51.0 million shares for $1.04 billion (an average of $20.31 per share) and approximately 9.0 million shares remain available under the programs. The timing of future purchases is dependent upon many factors, including the price of common shares, the company's business and financial position, and general economic and market conditions.

     FCX remains focused on effectively managing its operations in the current environment of low copper and gold prices. Through its cost reduction and production enhancement efforts commenced in early 1998, PT-FI has directed its efforts toward optimizing performance of its expanded milling facilities to achieve higher sales levels at low cost levels. In addition to the favorable effects of foreign currency movements, PT-FI realized significantly lower operating costs, capital and exploration expenditures and general and administrative expenses in 1998 and the first half of 1999. These savings are expected to continue throughout the remainder of 1999. With these savings and the elimination of the regular quarterly cash dividend announced in December 1998, FCX believes it will have the overall financial flexibility to continue to invest in operations and maintain its exploration program while still reducing its overall debt levels. Because of the economic and political issues affecting Indonesia and the low current prices for copper and gold, the availability of any capital which may be required for FCX and its subsidiaries is limited and the cost of new capital, if available, would be high.

DEVELOPMENTS IN INDONESIA
Indonesia's national parliamentary election was held peacefully in June 1999, although delays in tabulating the vote led to periodic protests, some of which ended in violence. The process of electing a president is expected to be completed over the next several months. Indonesia's currency has improved during 1999; however, Indonesia continues to face economic and political uncertainties. This situation has a continuing negative impact on FCX's access to capital.
 For a further discussion, see FCX's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

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

FCX's State of Readiness
FCX has been pursuing a strategy to ensure all its significant computer systems will be able to process dates from and after January 1, 2000, including leap years, without critical systems failure (Y2K Compliant or Y2K Compliance). Computerized systems are integral to the operations of FCX, particularly for plant and equipment process control at its mining, milling and smelting production facilities. Certain services are provided to FCX and its subsidiaries by FM Services Company (FMS), which is responsible for ensuring Y2K Compliance for the systems it manages. FMS has separately prepared a plan for its Y2K Compliance. Certain PT-FI infrastructure assets within PT-FI's area of operations are operated by third parties. Each respective third party is responsible for its own Y2K Compliance, although PT-FI is coordinating their activities and providing oversight. Progress of the Y2K Compliance plan is being monitored by FCX executive management and reported to the Audit Committee of the FCX Board of Directors. In addition, the independent accounting firm functioning as FCX's internal auditors is assisting management in monitoring the progress of the Y2K Compliance plan.

     As of June 30, 1999, FCX's Y2K Compliance project is on schedule, with contingency planning work well under way and scheduled for completion in the third quarter. Like other companies, FCX cannot, however, make Y2K Compliance certifications because the ability of any organization's systems to operate reliably after midnight on December 31, 1999 is dependent upon factors that may be outside the control of, or unknown to, the organization.

Information Technology (IT) Systems - The bulk of FCX computerized business systems processing is provided through commercial third party software licensed by FCX. Remediation and testing of critical FCX and FMS business systems is largely complete. Certain tasks are still in process with completion scheduled for the third quarter.

Non-IT Systems - FCX is heavily dependent upon computerized systems in its mining, milling and smelting production facilities. In addition, computerized systems are used extensively for exploration, reserve and production modeling functions. Y2K remediation and compliance testing work is largely complete for FCX process control systems. Some limited work remains and is scheduled for completion in the third quarter.

Third Party Risks - FCX computer systems are not widely integrated with the systems of its suppliers or customers. The primary potential
Y2K risk attributable to third parties would be from a temporary disruption in certain materials and services provided by third parties. The mining operations of PT-FI, the largest FCX subsidiary, are located in Irian Jaya, a province of Indonesia. Because of its remote operating location, PT-FI has identified contingency needs for critical operating supplies and materials to help mitigate the impact of a disruption in its supply and logistics chain. In addition, every FCX supplier has been contacted regarding Y2K Compliance, and effective August 1998, Y2K Compliance requirements have been included in all FCX purchasing contracts. Compliance statements have been received for critical FCX suppliers, customers, transportation providers and business partners, and FCX will continue to monitor Y2K readiness plans for critical third parties.

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

FCX's Contingency Plans
Although FCX believes the likelihood of any or all of the above risks occurring is low, specific contingency plans to address certain risk areas are being developed. These areas include critical operations, key customers and suppliers, and air and marine transportation providers. Integrated recovery plans for critical operations will address Y2K-related failure scenarios for FCX production facilities. Third-party risks will be addressed through commercial contingency plans; examples of risk mitigation strategies include increased safety stock levels, alternative sources of critical supplies, and changes to inbound and outbound shipping schedules. While there can be no assurance that FCX will not be materially adversely affected by Y2K problems, it is committed to ensuring that it is fully Y2K ready and believes its plans adequately address the above-mentioned risks.

CAUTIONARY STATEMENT
Management's discussion and analysis of financial condition and results of operations contains forward-looking statements regarding copper and gold sales volumes, treatment charge rates, exploration activities, capital expenditures, introduction of the Euro, PT Smelting operating losses, the availability of financing, developments in Indonesia and Y2K Compliance. Important factors that may cause future results to differ from FCX's expectations include unanticipated declines in the average grades of ore mined, unanticipated milling and other processing problems, the speculative nature of mineral exploration, fluctuations in interest rates and other adverse financial market conditions, political and economic conditions in Indonesia, and other factors described in more detail under the heading "Cautionary Statements" in FCX's Form 10-K for the year ended December 31, 1998.

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

Yosefa Alomang v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-9962 (Orleans Civ. Dist. Ct. La. filed June 19,
1996). The plaintiff alleges substantially similar violations as those alleged in the Beanal suit and seeks unspecified monetary damages and other equitable relief. In February 1997, the Civil District Court of the Parish of Orleans, State of Louisiana dismissed this purported class action for lack of subject matter jurisdiction because the alleged conduct and damages occurred in Indonesia. In March 1998, the Louisiana Fourth Circuit Court of Appeal reversed the trial court's dismissal and found that subject matter jurisdiction existed over some claims. After remand, the trial court ordered plaintiff to amend her complaint which she did for the third time.
FCX has filed exceptions to the latest amended petition, which are pending at this time. FCX will continue to defend this action vigorously.

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


                         FREEPORT-McMoRan COPPER & GOLD INC.



                         By:    \s\ C. Donald Whitmire, Jr.
                             -------------------------------
                                 C. Donald Whitmire, Jr.
                             Vice President and
                             Controller-Financial Reporting
                             (authorized signatory and
                             Principal Accounting Officer)

Date:  August 5, 1999

                 Freeport-McMoRan Copper & Gold Inc.
                            EXHIBIT INDEX


Exhibit
Number                       Description
-----                        -----------
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

10.14 FCX President's Award Program.  Incorporated by reference to
     Exhibit 10.8 to the FCX 1995 Form 10-K.

10.15 FCX Adjusted Stock Award Plan, as amended. Incorporated by reference to Exhibit 10.15 to the 1997 FCX Form 10-K.

10.16 FCX 1995 Stock Option Plan.  Incorporated by reference to
     Exhibit 10.13 to the FCX 1996 Form 10-K.

10.17 FCX 1995 Stock Option Plan for Non-Employee Directors, as amended. Incorporated by reference to Exhibit 10.17 to the FCX 1997 Form 10-K.

10.18 FCX 1999 Stock Incentive Plan.

10.19 Financial Counseling and Tax Return Preparation and
     Certification Program of FCX.  Incorporated by reference to
     Exhibit 10.12 to the FCX 1995 Form 10-K.

10.20 FM Services Company Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to
     Exhibit 10.19 to the 1998 FCX Form 10-K.

10.21 FM Services Company Financial Counseling and Tax Return
     Preparation and Certification Program. Incorporated by reference to Exhibit 10.14 to the FCX 1995 Form 10-K.

10.22 Consulting Agreement dated as of December 22, 1988 between
     FTX and Kissinger Associates, Inc. (Kissinger Associates).
     Incorporated by reference to Exhibit 10.21 to the FCX 1997 Form
     10-K.

10.23 Letter Agreement dated May 1, 1989 between FTX and Kent
     Associates, Inc. (Kent Associates, predecessor in interest to Kissinger Associates). Incorporated by reference to Exhibit 10.22 to the FCX 1997 Form 10-K.

10.24 Letter Agreement dated January 27, 1997 among Kissinger
     Associates, Kent Associates, FTX, FCX and FMS. Incorporated by reference to Exhibit 10.20 to the FCX 1996 Form 10-K.

10.25 Agreement for Consulting Services between FTX and B. M.
     Rankin, Jr. effective as of January 1, 1991 (assigned to FMS as of January 1, 1996). Incorporated by reference to Exhibit 10.24 to the FCX 1997 Form 10-K.

10.26 Supplemental Agreement between FMS and B. M. Rankin Jr.
     dated December 15, 1997.  Incorporated by reference to Exhibit
     10.25 to the FCX 1997 Form 10-K.

10.27 Supplemental Agreement between FMS and B.M. Rankin Jr. dated December 7, 1998. Incorporated by reference to Exhibit 10.26 to the 1998 FCX Form 10-K.

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

10.30 Letter Agreement dated January 25, 1999 between FMS and Rene
     L. Latiolais. Incorporated by reference to Exhibit 10.30 to the 1998 FCX Form 10-K.

15.1 Letter dated July 20, 1999 from Arthur Andersen LLP regarding unaudited interim financial statements.

27.1 FCX Financial Data Schedule.