Form 10-Q
period 1999-09-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 1999-11-09
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                         FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended September 30, 1999



                Commission File Number: 1-9916



              Freeport-McMoRan Copper & Gold Inc.



Incorporated in Delaware                 74-2480931
                             (IRS Employer Identification No.)


      1615 Poydras Street, New Orleans, Louisiana  70112


Registrant's telephone number, including area code: (504) 582-4000





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --   --
     On September 30, 1999, there were issued and outstanding 64,746,423 shares of the registrant's Class A Common Stock, par value $0.10 per share, and 98,738,002 shares of its Class B Common Stock, par value $0.10 per share.



               FREEPORT-McMoRan COPPER & GOLD INC.

                        TABLE OF CONTENTS


                                                            Page
 Part I.  Financial Information

   Financial Statements:

      Condensed Balance Sheets                               3

      Statements of Income                                   4

      Statements of Cash Flow                                5

      Notes to Financial Statements                          6

   Remarks                                                   8

   Report of Independent Public Accountants                  9

   Management's Discussion and Analysis of Financial
      Condition and Results of Operations                    10

 Part II.  Other Information                                 22

 Signature                                                   23

 Exhibit Index                                               E-1

               FREEPORT-McMoRan COPPER & GOLD INC.
                 PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements.

                  FREEPORT-McMoRan COPPER & GOLD INC.
                  CONDENSED BALANCE SHEETS (Unaudited)

                                              September 30,  December 31,
                                                  1999           1998
                                                ----------    ----------
                                                      (In Thousands)
ASSETS
Current assets:
 Cash and cash equivalents                      $    3,361    $    5,877
 Accounts receivable                               214,419       228,502
 Inventories                                       359,651       301,404
 Prepaid expenses and other                         10,722        10,111
                                                ----------    ----------
  Total current assets                             588,153       545,894
Property, plant and equipment, net               3,387,149     3,474,451
Investment in PT Smelting                           67,815        80,822
Other assets                                        89,070        91,467
                                                ----------    ----------
Total assets                                    $4,132,187    $4,192,634
                                                ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities       $  369,408    $  344,906
 Current portion of long-term debt
  and short-term borrowings                        161,952       127,804
 Accrued income taxes                               54,977        45,777
                                                ----------    ----------
  Total current liabilities                        586,337       518,487
Long-term debt, less current portion:
 FCX and PT-FI credit facilities                   669,000       658,000
 Senior notes                                      570,000       570,000
 Infrastructure asset financings                   453,944       486,616
 Atlantic Copper debt                              221,858       283,472
 Rio Tinto loan                                    113,396       255,320
 Other notes payable                                66,987        75,581
Accrued postretirement benefits
 and other liabilities                             112,570       124,073
Deferred income taxes                              520,409       471,178
Minority interests                                 170,736       146,484
Redeemable preferred stock                         487,507       500,007
Stockholders' equity                               159,443       103,416
                                                ----------    ----------
Total liabilities and stockholders' equity      $4,132,187    $4,192,634
                                                ==========    ==========

The accompanying notes are an integral part of these financial statements.

                     FREEPORT-McMoRan COPPER & GOLD INC.
                      STATEMENTS OF INCOME (Unaudited)

                              Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                              -------------------    -----------------------
                                1999      1998          1999        1998
                              --------   --------    ----------   ----------
                                  (In Thousands, Except Per Share Amounts)
Revenues                      $473,658   $442,126    $1,359,829   $1,272,116
Cost of sales:
Production and delivery        225,238    204,175       658,536      600,256
Depreciation and amortization   74,063     75,145       217,188      197,398
                              --------   --------    ----------   ----------
 Total cost of sales           299,301    279,320       875,724      797,654
Exploration expenses             2,484      2,778         7,590       10,344
Equity in PT Smelting            3,926        440        16,391        1,132
General and
 administrative expenses        15,151     24,500        48,059       63,156
                              --------   --------    ----------   ----------
 Total costs and expenses      320,862    307,038       947,764      872,286
                              --------   --------    ----------   ----------
Operating income               152,796    135,088       412,065      399,830
Interest expense, net          (47,904)   (51,271)     (146,127)    (153,113)
Other expense, net              (2,793)    (3,903)       (6,138)      (5,991)

Income before income taxes
 and minority interests        102,099     79,914       259,800      240,726
Provision for income taxes     (53,331)   (38,579)     (135,623)    (114,461)
Minority interests in net
 income of consolidated
 subsidiaries                  (13,130)    (8,702)      (34,552)     (23,267)
                              --------    --------   ----------   ----------
Net income                      35,638     32,633        89,625      102,998
Preferred dividends             (8,829)    (8,791)      (26,145)     (26,762)
                              --------    --------   ----------   ----------
Net income applicable to
 common stock                 $ 26,809   $ 23,842    $   63,480   $   76,236
                              ========   ========    ==========   ==========

Net income per share of common stock:
     Basic                        $.16       $.14          $.39         $.43
                                  ====       ====          ====         ====
     Diluted                      $.16       $.14          $.39         $.43
                                  ====       ====          ====         ====

Average common shares outstanding:
     Basic                     163,481    174,668       163,654      178,826
                               =======    =======       =======      =======
     Diluted                   164,844    174,668       164,471      178,881
                               =======    =======       =======      =======

Dividends paid per common share     $-       $.05            $-         $.15
                                    ==       ====            ==         ====

The accompanying notes are an integral part of these financial statements.

                    FREEPORT-McMoRan COPPER & GOLD INC.
                    STATEMENTS OF CASH FLOW (Unaudited)

                                             Nine Months Ended
                                               September 30,
                                            -------------------
                                             1999        1998
                                            --------   --------
                                              (In Thousands)
Cash flow from operating activities:
Net income                                  $ 89,625   $102,998
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization              217,188    197,398
  Deferred income taxes                       49,231     33,747
  Equity in PT Smelting                       16,391      1,132
  Minority interests' share of net income     34,552     23,267
  Other                                        9,280      6,943
  (Increase) decrease in working capital:
   Accounts receivable                         5,968    (43,821)
   Inventories                               (39,246)    20,125
   Prepaid expenses and other                   (610)       867
   Accounts payable and accrued liabilities   (3,884)    (1,005)
   Accrued income taxes                        9,200     16,918
                                            --------   --------
  Increase in working capital                (28,572)    (6,916)
                                            --------   --------
Net cash provided by operating activities    387,695    358,569
                                            --------   --------

Cash flow from investing activities:
 PT-FI capital expenditures                  (97,656)  (255,002)
 Atlantic Copper capital expenditures         (4,886)    (5,849)
 Investment in PT Smelting                    (3,384)    (2,660)
 Other                                          (852)     4,634
                                            --------   --------
Net cash used in investing activities       (106,778)  (258,877)
                                            --------   --------

Cash flow from financing activities:
Net repayment to Rio Tinto                  (161,050)   (73,671)
Proceeds from other debt                     264,611    499,506
Repayment of other debt                     (314,031)  (211,716)
Partial redemption of preferred stock        (11,946)       -
Purchase of FCX common shares                 (7,921)  (237,519)
Cash dividends paid:
 Common stock                                    -      (27,118)
 Preferred stock                             (28,587)   (29,503)
 Minority interests                          (11,189)    (6,133)
Other                                        (13,320)   (12,606)
                                            --------   --------
Net cash used in financing activities       (283,433)   (98,760)
                                            --------   --------
Net increase (decrease) in cash
 and cash equivalents                         (2,516)       932
Cash and cash equivalents
 at beginning of year                          5,877      8,959
                                            --------   --------
Cash and cash equivalents
 at end of period                           $  3,361   $  9,891
                                            ========   ========

The accompanying notes are an integral part of these financial statements.

               FREEPORT-McMoRan COPPER & GOLD INC.
                  NOTES TO FINANCIAL STATEMENTS

1.        EARNINGS PER SHARE
Freeport-McMoRan Copper & Gold Inc.'s (FCX) basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the net effect of dilutive stock options. Dilutive stock options represented
1.4 million shares in the third quarter of 1999, 0.8 million shares in the 1999 nine-month period and 0.1 million shares in the 1998 nine-month period.

     Options with exercise prices greater than the average market price of the common stock during the period were excluded from the computation of diluted net income per share of common stock. This amounted to options for 9.9 million shares (average exercise price of $22.65 per share) in the third quarter of 1999,
11.2 million shares (average exercise price of $21.75 per share) in the 1999 nine-month period, 11.4 million shares (average exercise price of $21.99 per share) in the third quarter of 1998 and 10.2 million shares (average exercise price of $22.85 per
share) in the 1998 nine-month period.   Convertible preferred
stock outstanding was not included in the computation of diluted net income per share of common stock because doing so would have increased diluted net income per share of common stock. The preferred stock was convertible into 11.7 million shares of common stock, and accrued dividends totaled $5.6 million in the third quarter of 1999, $5.2 million in the third quarter of 1998, $16.1 million in the nine-month 1999 period and $15.7 million in the nine-month 1998 period.

2.   FINANCIAL CONTRACTS
At times, FCX has entered into financial contracts to manage certain risks resulting from fluctuations in commodity prices (primarily copper and gold), foreign currency exchange rates and interest rates by creating offsetting exposures. Costs or premiums and gains or losses on the contracts, including closed contracts, are recognized with the hedged transaction. Also, gains or losses are recognized if the hedged transaction is no longer expected to occur or if deferral criteria are not met. FCX monitors its credit risk on an ongoing basis and considers this risk to be minimal because its contracts are with a diversified group of financially strong counterparties. FCX currently has no copper or gold price protection contracts relating to its mine production other than its gold-denominated preferred stock.

     At September 30, 1999, FCX had outstanding redeemable preferred stock indexed to commodity prices, foreign currency forward contracts, forward copper sales and purchase contracts related to its smelter operations and interest rate swap contracts. Redeemable preferred stock indexed to commodity prices is treated as a hedge of future production and is carried at its original issue value. As principal payments occur, differences between the carrying value and the payment are recorded as an adjustment to revenurecorded as an adjustment to revenues.

     Atlantic Copper, S.A., a wholly owned subsidiary of FCX (Atlantic), hedges a portion of its anticipated Spanish peseta cash outflows with foreign currency forward contracts. Changes in market value of foreign currency forward contracts that hedge anticipated transactions are recognized in the period incurred. Atlantic enters into futures contracts to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match, and whenever it extends the pricing terms on its copper sales. Gains and losses on these contracts are recognized with the hedged transaction. P.T. Freeport Indonesia Company, FCX's majority-owned subsidiary (PT-FI), and Atlantic use interest rate swap contracts to limit the effect of increases in interest rates on variable-rate debt. The costs associated with these contracts are amortized to interest expense over the terms of the agreements.

    In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB delayed SFAS 133's effective date by one year to fiscal years beginning after June 15, 2000, with earlier application permitted. FCX has not determined when it will adopt SFAS 133; however, adoption is not expected to have a material impact on its financiaall position.

3.   INTEREST COST
Interest expense excludes capitalized interest of $1.3 million in the third quarter of 1999, $4.0 million in the third quarter of 1998, $2.6 million in the first nine months of 1999 and $18.9 million in the first nine months of 1998.

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

                           Mining      Smelting
                            and          and       Eliminations     FCX
                         Exploration   Refining      and Other     Total
                         ----------    ---------    ---------    ----------
                                          (In Thousands)
Three months ended
 September 30, 1999
Revenues                 $  376,298 a   $174,306    $ (76,946) b $  473,658
Production and delivery     124,081      165,836      (64,679) b    225,238
Depreciation and
 amortization                65,621        7,325        1,117        74,063
Exploration expenses          2,099          -            385         2,484
Equity in PT Smelting           -          3,926 c        -           3,926
General and
 administrative expenses     11,537        2,206        1,408        15,151
                         ----------     --------    ---------    ----------
Operating income (loss)  $  172,960     $ (4,987)   $ (15,177)   $  152,796
                         ==========     ========    =========    ==========

Three months ended
 September 30, 1998
Revenues                 $  341,442     $182,072    $ (81,388) b $  442,126
Production and delivery     115,822      161,758      (73,405) b    204,175
Depreciation and
 amortization                66,046        7,982        1,117        75,145
Exploration expenses          2,476          -            302         2,778
Equity in PT Smelting           -            440          -             440
General and
 administrative expenses     20,456        2,577        1,467        24,500
                         ----------     --------    ---------    ----------
Operating income         $  136,642     $  9,315    $ (10,869)   $  135,088
                         ==========     ========    =========    ==========

Nine months ended
 September 30, 1999
Revenues                 $1,040,653a    $552,532    $(233,356)b  $1,359,829
Production and delivery     386,605      514,855     (242,924) b    658,536
Depreciation and
 amortization               191,901       21,936        3,351       217,188
Exploration expenses          6,848          -            742         7,590
Equity in PT Smelting           -         16,391 c        -          16,391
General and
 administrative expenses     36,250        6,697        5,112        48,059
                         ----------     --------    ---------    ----------
Operating income (loss)  $  419,049     $ (7,347)   $     363    $  412,065
                         ==========     ========    =========    ==========
Capital expenditures     $   97,361     $  8,270    $     295    $  105,926
                         ==========     ========    =========    ==========
Total assets             $3,441,702 d   $696,444    $  (5,959)   $4,132,187 d
                         ==========     ========    =========    ==========

Nine months ended
 September 30, 1998
Revenues                 $  943,713     $570,067    $(241,664) b $1,272,116
Production and delivery     335,955      506,008     (241,707) b    600,256
Depreciation and
 amortization               169,674       24,456        3,268       197,398
Exploration expenses          9,235          -          1,109        10,344
Equity in PT Smelting           -          1,132          -           1,132
General and
 administrative expenses     50,342        7,377        5,437        63,156
                         ----------     --------    ---------    ----------
Operating income         $  378,507     $ 31,094    $  (9,771)   $  399,830
                         ==========     ========    =========    ==========
Capital expenditures     $  254,147     $  8,509    $     855    $  263,511
                         ==========     ========    =========    ==========
Total assets             $3,444,289     $715,182    $  14,774    $4,174,245
                         ==========     ========    =========    ==========

a. Includes PT-FI sales to PT Smelting totaling $87.1 million in the third quarter of 1999 and $175.6 million in the first nine months of 1999.
b. Primarily represents elimination of intersegment sales from PT-FI to Atlantic and the change in deferred profits on intersegment sales remaining in Atlantic's inventories.

c. Includes deferrals of intercompany profits on 25 percent of PT-FI's sales to PT Smelting, for which the final sale has not occurred, totaling $4.3 million in the three months ended September 30, 1999 and $8.6 million in the nine months ended September 30, 1999.
d. Includes a $49.8 million trade receivable from PT Smelting for concentrate purchases.

5.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first nine months of 1999 and 1998 was 2.7 to 1 and 2.3 to 1, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest

                     ----------------------
                             Remarks

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

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of
Freeport-McMoRan Copper & Gold Inc.:


     We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware corporation) as of September 30, 1999, the related statements of income for the three and nine-month periods ended September 30, 1999 and 1998, and the statements of cash flow for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


New Orleans, Louisiana
October 19, 1999

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

OVERVIEW
Freeport-McMoRan Copper & Gold Inc. (FCX) operates through its majority-owned subsidiaries, P.T. Freeport Indonesia Company (PT-
FI) and P.T. Irja Eastern Minerals Corporation (Eastern Mining), and through Atlantic Copper, S.A. (Atlantic), a wholly owned subsidiary. PT-FI's operations involve mineral exploration and development; mining and milling of ore containing copper, gold and silver in Irian Jaya, Indonesia and the worldwide marketing of concentrates containing those metals. PT-FI also owns a 25 percent interest in P.T. Smelting (PT Smelting), an Indonesian company which operates a copper smelter and refinery in Gresik, Indonesia. Eastern Mining conducts mineral exploration activities in Irian Jaya. Atlantic's operations involve the smelting and refining of copper concentrates in Spain and the marketing of refined copper products and precious metals in slimes. In addition to the PT-FI and Eastern Mining exploration activities, FCX conducts other mineral exploration activities in Irian Jaya pursuant to a joint venture with PT Nabire Bakti Mining (PT-NBM). The results of operations reported and summarized below are not necessarily indicative of future operating results.

     Summary FCX comparative results for the third-quarter and nine-month periods follow (in millions, except per share amounts):

                             Third Quarter       Nine Months
                            ---------------   ------------------
                             1999     1998      1999      1998
                            ------   ------   --------  --------
Revenues                    $473.7   $442.1   $1,359.8  $1,272.1
Operating income             152.8    135.1      412.1     399.8
Net income applicable
 to common stock              26.8     23.8       63.5      76.2
Diluted net income per share
 of common stock              0.16     0.14       0.39      0.43

     FCX's revenues include PT-FI's sale of copper concentrates, which also contain significant amounts of gold, and Atlantic's sale of copper anodes, cathodes, wire rod and precious metals in slimes. FCX's revenues and net income vary significantly with fluctuations in the market prices of copper and gold and other factors. At times, in response to market conditions, FCX has entered into copper and gold price protection contracts for some portion of its expected future mine production to mitigate the risk of adverse price fluctuations. FCX currently has no copper or gold price protection contracts relating to its mine production other than its gold-denominated preferred stock. A change of $0.01 in the average price per pound of copper would have an approximate $14 million impact on revenues and an approximate $7 million impact on net income, assuming approximately 1.4 billion pounds of annual production. A change of $10 in the average price per ounce of gold would have an approximate $20 million impact on revenues and an approximate $10 million impact on net income, assuming approximately 2 million ounces of annual production.

     Higher 1999 revenues primarily reflect significantly higher gold sales volumes because of increased production from the "fourth concentrator mill expansion," which began its start-up in the first quarter of 1998, and higher gold ore grades partially offset by lower commodity price realizations. Third-quarter 1999 revenues benefited by $10.6 million ($5.2 million to net income or $0.03 per share) from adjustments to June 30, 1999 "open" concentrate sales, while third-quarter 1998 revenues benefited by $5.2 million ($2.5 million to net income or $0.01 per share) from adjustments to June 30, 1998 open concentrate sales. Nine-month 1999 revenues benefited by $6.3 million ($3.1 million to net income or $0.02 per share) from adjustments to December 31, 1998 open concentrate sales, while nine-month 1998 revenues benefited by $24.4 million ($11.9 million to net income or $0.07 per share) from adjustments to December 31, 1997 open concentrate sales.

     Cost of sales for the 1999 nine-month period was higher compared with the 1998 period primarily because of higher copper sales volumes and higher depreciation and amortization expense associated with a higher unit depreciation rate at PT-FI. Exploration costs in all joint venture areas with Rio Tinto plc (Rio Tinto) are now being shared 60 percent by FCX and 40 percent by Rio Tinto. Equity in PT Smelting reflects PT-FI's 25 percent share in those operations and elimination of profits on 25 percent of PT-FI's copper concentrate sales to PT Smelting until PT Smelting makes the final sale. General and administrative expenses in the 1999 periods were lower primarily because of ongoing corporate initiatives to reduce costs. Lower net interest expense primarily reflects lower average debt levels partially offset by less capitalized interest in 1999 following the completion of the fourth concentrator mill expansion in 1998. An increase in the effective rate for income taxes in 1999 compared with 1998 primarily reflects an increase in Atlantic's net losses and PT-FI's equity in PT Smelting losses for which there are no tax benefits. Higher minority interest charges in 1999 primarily reflect the consolidation of certain PT-FI infrastructure joint ventures.

RESULTS OF OPERATIONS
FCX has two operating segments: "mining and exploration" and "smelting and refining." The mining and exploration segment includes PT-FI's copper and gold mining operations in Indonesia and FCX's Indonesian exploration activities. The smelting and refining segment includes Atlantic's operations in Spain and PT-FI's 25 percent equity investment in PT Smelting. Summary comparative operating income (loss) by segment for the third-quarter and nine-month periods follows (in millions):

                             Third Quarter       Nine Months
                            ---------------    ---------------
                             1999     1998      1999     1998
                            ------   ------    ------   ------
Mining and exploration      $173.0   $136.6    $419.0   $378.5
Smelting and refining         (5.0)a    9.3      (7.3)a   31.1
Intercompany eliminations
 and other b                 (15.2)   (10.8)      0.4     (9.8)
                            ------   ------    ------   ------
  FCX operating income      $152.8   $135.1    $412.1   $399.8
                            ======   ======    ======   ======

a. Includes deferrals of intercompany profits on 25 percent of PT-FI's sales to PT Smelting, for which the final sale to third parties has not occurred, totaling $4.3 million in the third quarter and $8.6 million in the nine-month period.
b. Includes income (losses) from the change in deferred intercompany profits on PT-FI sales to Atlantic, for which the final sale to third parties has not occurred, totaling
   $(12.1) million in the third quarter of 1999, $(8.0) million in the third quarter of 1998, $10.2 million in the 1999 nine-month period and $0.2 million in the 1998 nine-month period. FCX's consolidated quarterly earnings fluctuate depending on the timing of shipments to Atlantic and PT Smelting and prices of these sales.

MINING AND EXPLORATION
A summary of increases (decreases) in PT-FI revenues between the periods follows (in millions):

                                        Third       Nine
                                       Quarter     Months
                                       -------    --------
PT-FI revenues - 1998 periods           $341.4    $  943.7
Increases (decreases):
Sales volumes:
  Copper                                 (17.7)       51.6
  Gold                                    35.4       121.6
Price realizations:
  Copper                                  (4.4)      (52.5)
  Gold                                   (18.7)      (36.1)
Adjustments, primarily for copper
  pricing on prior period open sales      18.6       (19.2)
Treatment charges, royalties and other    21.7        31.6
                                        ------    --------
PT-FI revenues - 1999 periods           $376.3    $1,040.7
                                        ======    ========

     PT-FI's third-quarter 1999 revenues, compared with the 1998 third quarter, benefited from a 24 percent increase in gold sales volumes, offset by declines in copper sales volumes (6 percent), copper realizations (1 percent) and gold realizations (10 percent). Nine-month 1999 revenues benefited from increases in copper and gold sales volumes of 7 percent and 30 percent, respectively, which were partly offset by 7 percent declines in realizations for both copper and gold. The copper portion of PT-FI's sales is generally priced based on prices in a future specified month (See "PT-FI Sales Outlook"). Copper prices rose during the third quarter of 1999, resulting in a benefit from repricing prior period open sales compared with the 1998 quarter, when prices were relatively unchanged. For the nine-month period, repricing of year-end 1998 open copper sales resulted in a decrease in revenues compared with the 1998 period when higher copper prices early in the year resulted in increases to revenues. Although sales volumes were mostly higher in the 1999 periods, treatment charges in total were lower because treatment rates for a significant portion of PT-FI's 1999 projected sales were negotiated in the fourth quarter of 1998 when rates were lower than when they were previously negotiated in the fourth quarter of 1997. Additionally, royalties and a portion of treatment charges vary with the price of copper.

PT-FI Sales Outlook
PT-FI has commitments from various parties, including Atlantic and PT Smelting, to purchase virtually all of its estimated fourth-quarter 1999 and annual 2000 production at market prices. PT-FI is providing 100 percent of PT Smelting's copper concentrate requirements at market prices; however, for the first 15 years of operations the treatment and refining charges will not fall below a specified minimum rate. PT-FI's share of sales for 1999, net of Rio Tinto's interest, is projected to approximate 1.4 billion pounds of copper and 2.3 million ounces of gold. PT-FI currently projects on a preliminary basis that its share of sales for 2000 will total approximately 1.4 billion pounds of copper and 1.9 million ounces of gold. Projected remaining 1999 and 2000 copper and gold sales reflect the expectation of producing lower average ore grades compared to 1998 and the first nine months of 1999. The lower projected ore grades for the remainder of 1999 and 2000 reflect the capability of the expanded mill facilities to process large volumes of ore, including lower grade material.

     PT-FI's concentrate sales agreements, with regard to copper, provide for provisional billings at the time of shipment with final pricing settlement generally based on the average London
Metal Exchange (LME) price for a specified future month. Copper revenues on provisionally priced open pounds are adjusted monthly based on then-current prices. At September 30, 1999, FCX had consolidated copper sales totaling 173.2 million pounds remaining to be finally priced recorded at an average price of $0.74 per pound. A one cent movement in the average price used for these open pounds would have an approximate $0.8 million impact on FCX's fourth-quarter 1999 net income. Approximately 80 percent of these open pounds are expected to be finally priced during the fourth quarter of 1999 with the remaining pounds to be priced during the first quarter of 2000. During the fourth quarter of 1999, FCX entered into forward copper sales contracts for certain of its September 30, 1999 open pounds expected to final price in the fourth quarter of 1999 at an average price of $0.80 per pound. As a result, FCX expects to realize approximately $0.79 per pound on its September
30, 1999 open pounds finally pricing in the fourth quarter of 1999. FCX remains unhedged with respect to its copper mine production.

     Gold sales are priced according to individual contract terms, generally the average London Bullion Market Association price for the month of shipment. Gold prices rebounded sharply in late September and early October after falling to 20-year lows during the third quarter of 1999. Spot closing gold prices on October 18, 1999 were approximately $312 per ounce. At times PT-FI has entered into financial contracts to manage certain risks resulting from fluctuations in commodity prices. As of September 30, 1999, PT-FI does not have any price protection programs in place for its copper or gold sales, other than its gold-denominated preferred stock, but may enter into new contracts for its future sales as conditions warrant.

PT-FI Operating Results
                                        Third Quarter         Nine Months
                                      ----------------   --------------------
                                        1999     1998       1999       1998
                                      -------  -------   ---------  ---------
PT-FI, net of Rio Tinto's interest
Copper
  Production (000s of recoverable
   pounds)                            368,600  399,700   1,081,800  1,003,500
  Sales (000s of recoverable pounds)  364,500  388,500   1,066,100    998,100
  Average realized price                 $.73     $.74        $.71       $.76
Gold
  Production (recoverable ounces)     625,500  527,500   1,826,100  1,408,200
  Sales (recoverable ounces)          633,200  509,600   1,826,500  1,408,200
  Average realized price              $257.13  $286.74     $270.98    $290.74

Gross profit per pound of copper (cents):
Average realized price                   72.9     74.1        70.9       75.8
                                        -----    -----       -----      -----
Production costs:
  Site production and delivery           33.8     29.5        36.1       33.3
  Gold and silver credits               (46.5)   (38.6)      (47.6)     (42.2)
  Treatment charges                      19.1     23.7        19.1       23.9
  Royalty on metals                       1.6      1.2         1.5        1.2
                                        -----    -----       -----      -----
    Cash production costs                 8.0     15.8         9.1       16.2
  Depreciation and amortization          18.0     17.0        18.0       17.0
                                        -----    -----       -----      -----
    Total production costs               26.0     32.8        27.1       33.2
                                        -----    -----       -----      -----
Revenue adjustments a                     4.5      0.1        (0.5)       1.7
                                        -----    -----       -----      -----
Gross profit per pound of copper         51.4     41.4        43.3       44.3
                                        =====    =====       =====      =====


PT-FI, 100% Operating Statistics
Ore milled (metric tons per day,
 MTPD)                                221,800  207,400     220,100    191,700
Copper grade (percent)                   1.11     1.33        1.14       1.24
Gold grade (grams per metric ton)        1.40     1.29        1.37       1.28
Recovery rate (percent)
  Copper                                 86.1     88.7        84.4       87.3
  Gold                                   83.7     86.4        83.7       84.3
Copper
  Production (000s of recoverable
   pounds)                            417,100  480,800   1,226,200  1,206,900
  Sales (000s of recoverable pounds)  412,500  467,600   1,211,100  1,195,500
Gold
  Production (recoverable ounces)     779,600  662,300   2,250,300  1,767,600
  Sales (recoverable ounces)          788,000  639,400   2,251,700  1,752,000

a. Reflects adjustments to PT-FI revenues for prior period copper sales.

     PT-FI's average mill throughput rate increased to 221,800 MTPD for the third quarter of 1999. Higher throughput and gold ore grades in the 1999 periods resulted in higher gold production compared with the 1998 periods. Lower copper grades and recovery rates in the 1999 third quarter more than offset higher mill throughput rates and resulted in lower copper production when compared to the 1998 third quarter. Mill throughput rates vary based on the characteristics of the ore being processed as PT-FI manages its operations to optimize metal production. Unit site production and delivery costs averaged $0.34 per pound of copper in the third quarter of 1999 and $0.36 per pound in the 1999 nine-month period, higher than the $0.30 per pound reported in the third quarter of 1998 and $0.33 per pound in the 1998 nine-month period primarily because of lower grade ore and a strengthening Indonesian rupiah (see discussion below). Higher gold sales volumes partly offset by lower gold realizations helped to improve gold credits in the 1999 periods compared with the 1998 periods. Unit treatment charges were lower in the 1999 periods because treatment charge rates for a significant portion of PT-FI's 1999 projected sales were negotiated in the fourth quarter of 1998 when rates were lower than when they were previously negotiated in the fourth quarter of 1997 and because of contractual price participation, whereby a portion of the charge varies with the price of copper.

     The copper royalty rate payable by PT-FI under its Contact of Work (COW) varies from 1.5 percent of copper net revenue at a copper price of $0.90 or less per pound to 3.5 percent at a copper price of $1.10 or more per pound. The COW royalty rate for gold and silver sales is 1.0 percent. In connection with the substantial expansion of its production capabilities, PT-FI agreed to pay the Government of the Republic of Indonesia (GOI) voluntary additional royalties on metal from production above 200,000 MTPD in amounts for copper equal to the COW royalty and for gold and silver equal to twice the COW royalties. Therefore, the total of royalties paid on copper net revenues from production above 200,000 MTPD are double the amount of the COW royalty; and the total of royalties paid on gold and silver sales from production above 200,000 MTPD are triple the amount of the COW royalties. The additional royalties became effective January 1, 1999. Because mineral royalties under GOI regulations are remitted, in large part, to the provinces from which the minerals are extracted, PT-FI offered the voluntary additional royalties to provide additional support to the local governments and the people of Irian Jaya. All together the royalties totaled $6.0 million in the third quarter of 1999, $3.7 million in the third quarter of 1998, $16.2 million in the first nine months of 1999 and $11.1 million in the first nine months of 1998.

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

     Since 1997, the Indonesian rupiah exchange rate has been extremely volatile, severely weakening initially and partly recovering later against the U.S. dollar. PT-FI recorded gains (losses) totaling $(1.1) million during the third quarter of 1999, $1.1 million during the third quarter of 1998, $(1.9) million during the first nine months of 1999 and $(9.4) million during the first nine months of 1998 related to its rupiah-denominated net assets. Operationally PT-FI has benefited from a weakened rupiah currency, primarily through lower labor costs.

     During the first quarter of 1998, PT-FI began a currency hedging program to reduce its exposure to changes in the Indonesian rupiah and Australian dollar by entering into foreign currency forward contracts to hedge a portion of its anticipated payments in these currencies. The last of these contracts expired in September 1999. PT-FI has not extended its currency hedging program; however, it may do so in the future. PT-FI recorded net gains (losses) to production costs totaling $(0.4) million in the third quarter of 1999, $0.9 million in the third quarter of 1998, $3.7 million in the first nine months of 1999 and $(4.9) million in the first nine months of 1998 related to these contracts.

     Assuming estimated annual aggregate rupiah payments of 800 billion and a September 30, 1999 exchange rate of 8,210 rupiah to one U.S. dollar, a one-thousand-rupiah increase in the exchange rate would result in an approximate $11 million decrease in annual operating costs and a one-thousand-rupiah decrease in the exchange rate would result in an approximate $14 million increase in annual operating costs, before any hedging effects.

Rio Tinto Joint Venture
Pursuant to the Rio Tinto joint venture, Rio Tinto has a 40 percent interest in certain assets and production exceeding specified annual amounts of copper, gold and silver through 2021 and 40 percent of all production thereafter. Rio Tinto provided a $450 million nonrecourse loan to PT-FI for PT-FI's share of the cost of the fourth concentrator mill expansion. PT-FI and Rio Tinto began sharing incremental cash flow attributable to the expansion effective January 1, 1998 on the basis of 60 percent to PT-FI and 40 percent to Rio Tinto. PT-FI has assigned its share of incremental cash flow to Rio Tinto until Rio Tinto receives an amount of funds equal to the funds loaned to PT-FI plus interest based on Rio Tinto's cost of borrowing. Through September 30, 1999, PT-FI's share of incremental cash flow totaled $389.8 million, of which $359.0 million has been paid to Rio Tinto and $30.8 million will be paid in the fourth quarter of 1999. The incremental production from the expansion and production from PT-FI's previously existing operations share proportionately in operating, nonexpansion capital and administrative costs. PT-FI will continue to receive 100 percent of the cash flow from specified annual amounts of copper, gold and silver through 2021 calculated by reference to its proved and probable reserves as of December 31, 1994 and 60 percent of all remaining cash flow.

Exploration Activities
FCX's exploration program in Irian Jaya includes the Block A and Block B areas of PT-FI's COW, the Eastern Mining COW area and the PT-NBM COW area. FCX's exploration field activities in the Block B, Eastern Mining and PT-NBM areas have resumed following a voluntary suspension of activities for a three-month period from May 15th through August 15th as a precaution during the Indonesian national election period. See "Developments in Indonesia" for further discussion.

   In Block A, which contains PT-FI's mining and milling operations, third-quarter exploration efforts concentrated on potential expansion of reserves at Kucing Liar, Grasberg Underground and DOZ. Delineation drilling is ongoing at Kucing Liar, focusing on testing indicated extensions to the known deposit. At Grasberg Underground, drilling is directed towards defining the deeper extents of mineralization. Drilling at DOZ continues to indicate excellent potential for significant additions to the existing DOZ block cave reserve.

   FCX's exploration activities in the Block B and Eastern Mining areas continue and are focused on mapping and evaluating prospects that potentially could lead to the discovery of significant porphyry and/or skarn-type copper-gold deposits.

   Exploration is ongoing on several blocks contiguous to PT-FI's Block B and Eastern Mining's Block I areas in Irian Jaya in PT-NBM's COW area covering a total of approximately 1.0 million acres. Rio Tinto has elected to participate in 40 percent of FCX's interest and costs in this exploration joint venture. To earn up to a 62 percent interest, FCX and Rio Tinto must spend at least $21 million on exploration and other activities in the joint venture areas ($9.1 million of which had been incurred through September 30, 1999). Exploration drilling with several rigs is ongoing on a number of identified geological anomalies on this acreage.

SMELTING AND REFINING

Atlantic Operating Results

                                      Third Quarter       Nine Months
                                    ----------------   ----------------
                                      1999     1998      1999    1998
                                    -------  -------   -------  -------
Revenues (in millions)               $174.3   $182.1    $552.5   $570.1
Operating income (loss)
 (in millions)                        $(1.1)    $9.8      $9.0    $32.2
Concentrate treated (metric tons)   230,900  235,200   694,600  740,900
Anode production (000s of pounds)   154,300  157,000   472,000  490,000
Cathode and wire rod sales
 (000s of pounds)                   137,000  140,900   413,500  405,400
Gold sales in anodes and slimes
 (ounces)                           162,600  157,700   613,600  506,600

     Atlantic reported slightly lower revenues in the 1999 periods primarily because of lower copper and gold prices. Third-quarter 1999 operating income decreased by $10.9 million compared with the 1998 quarter and nine-month 1999 operating income decreased by $23.2 million compared with the 1998 nine-month period, reflecting lower treatment and refining rates. Atlantic's treatment and refining rates were significantly lower in the third quarter of 1999 ($0.19 per pound) compared with the third quarter of 1998 ($0.25 per pound) and for the 1999 nine-month period ($0.20 per pound) compared with the 1998 nine-month period ($0.26 per pound), reflecting market conditions. Excess smelter capacity, as compared with copper concentrates availability, has caused long-term treatment and refining rates to decline since early 1998. Spot rates throughout 1999 have fallen sharply and soft long-term treatment and refining rates are expected to continue. Lower treatment charges, which negatively affect Atlantic, benefit PT-FI and vice versa.
Cathode cash production costs of $0.13 per pound in the third quarter of 1999 were the same as for the third quarter of 1998 while for the 1999 nine-month period the $0.14 per pound reported was slightly higher than the $0.13 per pound reported in the 1998 period primarily because of lower net margins on gold slimes sales. The higher gold sales volumes in the 1999 periods reflect higher gold content in PT-FI concentrate treated by Atlantic.

     A portion of Atlantic's operating costs and certain of its asset and liability accounts are denominated in Spanish pesetas. Based on estimated annual peseta payments of 15 billion and a September 30, 1999 exchange rate of 156 pesetas to one U.S. dollar, a ten-peseta increase in the exchange rate would result in an approximate $6 million decrease in costs, before any hedging effects. A ten-peseta decrease in the exchange rate would result in an approximate $7 million increase in costs, before any hedging effects. Atlantic had peseta-denominated net monetary liabilities at September 30, 1999 totaling $82.3 million recorded at an exchange rate of 156 pesetas to one U.S. dollar. Adjustments to these net liabilities to reflect changes in the exchange rate are recorded as currency transaction gains or (losses) in other income and totaled $(2.7) million in the third quarter of 1999, $(6.3) million in the third quarter of 1998, $6.9 million in the first nine months of 1999 and $(5.0) million in the first nine months of 1998.

    Atlantic has a currency hedging program using foreign currency forward contracts to reduce its exposure to changes in the U.S. dollar and Spanish peseta exchange rate. At September 30, 1999, Atlantic had contracts to purchase 10.5 billion Spanish pesetas at an average exchange rate of 148.0 pesetas to one U.S. dollar through October 2000. These contracts currently hedge approximately 70 percent of Atlantic's projected net peseta cash outflows during the period covered. In addition to the currency transaction gains and losses noted above, Atlantic recorded gains (losses) to other income related to its forward currency contracts totaling $1.5 million in the third quarter of 1999, $4.1 million in the third quarter of 1998, $(7.5) million in the first nine months of 1999 and $3.8 million in the first nine months of 1998.

    On January 1, 1999, a new common currency (the Euro) was introduced to member states of the European Union, including Spain. A transition period will extend until January 1, 2002. Only a few of Atlantic's customers and none of its suppliers are using the Euro as the currency for commercial transactions. Atlantic has not yet decided when it will adopt the Euro as its currency for commercial transactions. Atlantic does not expect conversion to the Euro currency to have a material impact on revenues or expenses. A single European currency is expected to improve Atlantic's competitiveness with other European copper smelters and refiners by eliminating exchange rate differences. Atlantic's current management information systems are designed to accommodate multiple currencies and would not require major modifications to process transactions involving the Euro. Atlantic's peseta hedging contracts are set at a fixed exchange rate to the Euro.

PT Smelting Operating Results
PT-FI accounts for its 25 percent interest in PT Smelting under the equity method. PT Smelting successfully concluded its "first-stage completion" testing during the third quarter and continues on schedule to operate at a full design capacity of 200,000 metric tons of copper per year in the second half of 2000. PT Smelting operated at an average rate of approximately 80 percent of design capacity during the third quarter of 1999. PT Smelting treated 143,000 metric tons of concentrate in the third quarter of 1999 and 282,900 metric tons in the first nine months of 1999.

   PT-FI's third-quarter and nine-month 1999 revenues include $87.1 million and $175.6 million, respectively, from sales to PT Smelting. PT-FI's share of PT Smelting's net income (loss), which is recorded as Equity in PT Smelting in the Statements of Income, totaled $0.4 million in the third quarter of 1999, $(0.4) million in the third quarter of 1998, $(7.8) million in the first nine months of 1999 and $(1.1) million in the first nine months of 1998. The deferral of intercompany profits on 25 percent of PT-FI sales to PT Smelting, for which the final sale has not occurred, is also recorded as Equity in PT Smelting in the Statements of Income and totaled $(4.3) million in the third quarter of 1999 and $(8.6) million in the first nine months of 1999.

OTHER FINANCIAL RESULTS
The FCX/Rio Tinto joint ventures incurred $3.8 million of exploration costs in the 1999 third quarter, compared with $6.1 million in the 1998 quarter. Joint venture costs totaled $13.1 million for the 1999 nine-month period and $23.4 million for the 1998 nine-month period. Exploration expense in the Statements of Income reflects FCX's share of these joint venture costs plus the cost of other non-joint venture exploration activities. Substantially all costs in the joint venture areas are now being shared 60 percent by FCX and 40 percent by Rio Tinto.

     Third-quarter and nine-month 1999 general and administrative expenses of $15.2 million and $48.1 million, respectively, were 38 percent and 24 percent lower, respectively than the 1998 third-quarter and nine-months amounts, primarily because of ongoing corporate initiatives to reduce costs. The nine-month 1999 amounts included a $1.2 million charge for a voluntary severance/early retirement program, while third-quarter 1998 general and administrative expenses included net charges totaling $6.1 million associated with the sale of corporate aircraft.

     FCX's total interest cost (before capitalization) decreased by $23.3 million from $172.0 million for the first nine months of 1998 to $148.7 million in the first nine months of 1999 primarily because of lower average debt levels. FCX capitalized $2.6 million of interest costs in the first nine months of 1999 and $18.9 million in the first nine months of 1998, primarily for the fourth concentrator mill expansion project.

     FCX's effective tax rate was 52 percent for the first nine months of 1999 and 48 percent for the first nine months of 1998. The increase in FCX's effective tax rate results primarily from an increase in Atlantic's net losses and PT-FI's equity in PT Smelting losses for which there are no tax benefits. PT-FI's COW provides a 35 percent income tax rate and a 10 percent withholding on dividends paid to FCX by PT-FI and on interest for debt incurred after the signing of the COW. No income tax expense or benefit is recorded at Atlantic, which is subject to taxation in Spain, because it has not generated significant taxable income in recent years and has a substantial tax loss carryforward for which no financial statement benefit has been provided.

CAPITAL RESOURCES AND LIQUIDITY
FCX's primary sources of cash are operating cash flows and borrowings, while its primary cash outflows include capital expenditures, repayments of debt, dividends on preferred stock and purchases of its common stock. Net cash provided by operating activities was $387.7 million for the first nine months of 1999, compared with $358.6 million for the 1998 period. Net cash used in investing activities totaled $106.8 million in the 1999 period, compared with $258.9 million in the 1998 period, primarily for PT-FI capital expenditures. Net cash used in financing activities totaled $283.4 million in 1999, primarily to repay debt, and $98.8 million in 1998.

Operating Activities
Lower net income and an increase in working capital in the first nine months of 1999 were offset by increases in noncash charges, including higher depreciation and amortization, deferred income taxes, equity in PT Smelting and minority interests, which resulted in 1999 net cash provided by operating activities increasing by $29.1 million over the year-ago period. Working capital changes in the first nine months of 1999 primarily include an increase in inventories, while during the first nine months of 1998 there was an increase in accounts receivable and a reduction in inventories. Working capital accounts can fluctuate significantly depending on the timing and pricing of sales by PT-FI and Atlantic.

Investing Activities
FCX's 1999 capital expenditures were lower compared to the 1998 period primarily because of the completion of PT-FI's fourth concentrator mill expansion in 1998. PT-FI's capital expenditures for the fourth quarter of 1999 are expected to approximate $45 million, representing primarily mine and mill sustaining capital and long-term enhancement projects. Funding is expected to be provided by operating cash flow and PT-FI's bank credit facilities ($351.0 million commitment available at October 18, 1999).

Financing Activities
Net repayments to Rio Tinto totaled $161.1 million in the first nine months of 1999 from PT-FI's share of incremental cash flow attributable to the fourth concentrator mill expansion, compared with $73.7 million in the first nine months of 1998 when the fourth concentrator mill expansion first became operational. Net repayments of other debt totaled $49.4 million in the first nine months of 1999, compared with net proceeds of $287.8 million in the first nine months of 1998. On August 1, 1999, FCX paid $11.9 million for the initial mandatory partial redemption of FCX's Silver-Denominated Preferred Stock.

     In August 1998, FCX announced a new open market share purchase program for an additional 20 million shares of its Class A and Class B common shares bringing the total shares approved for purchase under the open market share purchase programs to 60 million. During the first nine months of 1999, FCX acquired 0.8 million of its shares for $7.8 million (an average of $9.20 per share), all in the first quarter of 1999, under its open market share purchase programs. During the first nine months of 1998, FCX acquired 18.8 million of its shares for $245.9 million (an average of $13.11 per share), of which $8.4 million was paid in October 1998. From inception of these programs through October 18, 1999, FCX has purchased a total of 51.0 million shares for $1.04 billion (an average of $20.31 per share) and approximately
9.0 million shares remain available under the programs. The timing of future purchases is dependent upon many factors, including the price of common shares, the company's business and financial position, and general economic and market conditions.

     FCX remains focused on effectively managing its operations in the current environment of volatile copper and gold prices. Through its cost reduction and production enhancement efforts commenced in early 1998, PT-FI has directed its efforts toward optimizing performance of its expanded milling facilities to achieve higher sales levels at low cost levels. In addition to the favorable effects of foreign currency movements, PT-FI realized significantly lower operating costs, capital and exploration expenditures and general and administrative expenses in 1998 and the first nine months of 1999. With these savings and the elimination of the regular quarterly cash dividend announced in December 1998, FCX believes it has the overall financial flexibility to continue to invest in operations and maintain its exploration program while still reducing its overall debt levels. Because of the economic and political issues affecting Indonesia and the uncertainty surrounding prices for copper and gold, the availability of any capital which may be required for FCX and its subsidiaries is limited and the cost of new capital, if available, would be high.

DEVELOPMENTS IN INDONESIA
Indonesia's currency has strengthened during 1999; however, Indonesia continues to face economic and political uncertainties. Included in these uncertainties was the violence in the Indonesian province of East Timor following a pro-independence vote and the subsequent United Nations peacekeeping efforts. The political uncertainties in Indonesia have had a continuing negative impact on FCX's access to capital. In June 1999, Indonesia conducted parliamentary elections at the national, provincial and local levels, in a process that was widely viewed by Indonesian and international observers as free and fair. On October 20 and 21, 1999, in accordance with the Indonesian constitution, the country's highest political body composed of the newly elected national parliament along with additional provincial and other representatives elected Abdurrahman Wahid as the new president and Megawati Sukarnoputri as vice president. A new cabinet was also announced in October 1999 (See "Cautionary Statement").

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

FCX's State of Readiness
FCX has been pursuing a strategy to ensure all its significant computer systems will be able to process dates from and after January 1, 2000, including leap years, without critical systems failure (Y2K Compliant or Y2K Compliance). Computerized systems are integral to the operations of FCX, particularly for plant and equipment process control at its mining, milling and smelting production facilities. Certain general and administrative services are provided to FCX and its subsidiaries by FM Services Company (FMS), which is responsible for ensuring Y2K Compliance for the systems it manages. FMS has separately prepared a plan for its Y2K Compliance. Certain PT-FI infrastructure assets within PT-FI's area of operations are operated by third parties. Each respective third party is responsible for its own Y2K Compliance, although PT-FI is coordinating their activities and providing oversight. Progress of the Y2K Compliance plan is being monitored by FCX executive management and reported to the Audit Committee of the FCX Board of Directors. In addition, the independent accounting firm functioning as FCX's internal auditors is assisting management in monitoring the progress of the Y2K Compliance plan.

     As of September 30, 1999, FCX's Y2K Compliance project is substantially complete. Testing and revision of contingency plans will continue through the end of the year. Like other companies, FCX cannot, however, make Y2K Compliance certifications because the ability of any organization's systems to operate reliably after midnight on December 31, 1999 is dependent upon factors that may be outside the control of, or unknown to, the organization.

Information Technology (IT) Systems - The bulk of FCX computerized business systems processing is provided through commercial third party software licensed by FCX. Remediation and testing of critical FCX and FMS business systems is substantially complete.

Non-IT Systems - FCX is heavily dependent upon computerized systems in its mining, milling and smelting production facilities. In addition, computerized systems are used extensively for exploration, reserve and production modeling functions. Y2K remediation and compliance testing work is complete for critical FCX process control systems.

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

The Costs to Address FCX's Y2K Issues. Expenditures for the necessary Y2K-related modifications are being largely funded by routine software and hardware maintenance fees paid by FCX or FMS. Based on current information, FCX believes that the estimated incremental cost of Y2K Compliance not covered by routine software and hardware maintenance fees will not exceed $2 million, most of which has been incurred. If the software modifications and conversions referred to above are not made, or are delayed, the Y2K issue could have a material impact on FCX operations. Additionally, cost estimates are based on management's best estimates, which are derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There also can be no assurance that the systems of other companies will be converted on a timely basis or that their failure to convert will not have a material adverse effect on FCX.

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

FCX's Contingency Plans
Although FCX believes the likelihood of any or all of the above risks occurring is low, specific contingency plans to address certain risk areas have been developed. These areas include critical operations, key customers and suppliers, and air and marine transportation providers. Integrated recovery plans for critical operations will address Y2K-related failure scenarios for FCX production facilities. Third-party risks are being addressed through commercial contingency plans; examples of risk mitigation strategies include increased safety stock levels, alternative sources of critical supplies, and changes to inbound and outbound shipping schedules. While there can be no assurance that FCX will not be materially adversely affected by Y2K problems, it is committed to ensuring that it is fully Y2K ready and believes its plans adequately address the above-mentioned risks.

CAUTIONARY STATEMENT
Management's discussion and analysis of financial condition and results of operations contains forward-looking statements in which we discuss factors we believe may affect our performance in the future. Forward-looking statements are all statements other than statements of historical facts, such as statements regarding anticipated sales volumes, ore grades, commodity prices, capital expenditures, political, economic and social conditions in our areas of operations, treatment charge rates, the availability of financing, introduction of the Euro, PT Smelting operating levels, Y2K Compliance and exploration efforts and results. We caution you that these statements are not guarantees of future performance, and our actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include the following:

Our net income can vary significantly with fluctuations in the market prices of copper and gold.

     Our revenues are derived primarily from the sale of copper concentrates, which also contain significant amounts of gold, and from the sale of copper anodes, cathodes, wire rod and precious metals in slimes. Most of our copper concentrates are sold under long-term contracts, but the selling price is based on world metal prices at or near the time of shipment and delivery. World metal prices for copper and gold historically have fluctuated widely and are affected by numerous factors beyond our control.

The volume and grade of the reserves we recover and our rates of production may be more or less than anticipated.

     Our reserve amounts are determined in accordance with established mining industry practices and standards, but are estimates only. Our mines may not conform to standard geological expectations. Because ore bodies do not contain uniform grades of minerals, our metal recovery rates will vary from time to time, which will result in variations in the volumes of minerals that we can sell from period to period. Some of our reserves may become unprofitable to develop if there are unfavorable long-term market price fluctuations in copper and gold, or if there are increases in our operating and capital costs. In addition, our exploration programs may not result in the discovery of additional mineral deposits that we can mine profitably.

Because our primary operating assets are located in the Republic of Indonesia, our business can be adversely affected by Indonesian political, economic and social events.

     Maintaining a good working relationship with the Indonesian government is important to us because all of our mining operations are located in Indonesia and are conducted pursuant to Contracts of Work with the Indonesian government. Our Contracts of Work were entered into under Indonesia's 1967

Foreign Capital
Investment Law, which provides guarantees of remittance rights and protection against nationalization. Our Contracts of Work also specifically provide that the Indonesian government will not nationalize or expropriate our mining operations. The Contracts of Work provide that disputes must be submitted to international arbitration.

      In May 1998, President Suharto, Indonesia's political leader for more than 30 years, resigned in the wake of an economic crisis in Indonesia and other parts of Southeast Asia and in the face of growing social unrest. Vice President B.J. Habibie succeeded Suharto. In June 1999 Indonesia held a new parliamentary election on a generally peaceful basis as the first step in the process of electing a new president. The election was widely acknowledged by international monitoring groups and the principal Indonesian political factions as generally free and fair, although delays in tabulating the vote led to periodic protests, some of which ended in violence. No political party secured a majority of the popular vote. In October 1999 a majority of the parliament elected Abdurraham Wahid as President and Megawati Sukarnoputri as Vice President. Indonesia continues to face economic and political uncertainties.

     In addition, social, economic and political instability in the province of Irian Jaya, where our primary operations are located, could have a material adverse impact on our mining operations if, for example, it results in damage to our property or interruption of our activities. We voluntarily suspended our exploration field activities for three months, from May 15 through August 15, 1999, as a precaution during the Indonesian
national election period.   In August 1998, we suspended
operations for three days at our Grasberg mine in response to a wildcat work stoppage (not authorized by the workers' union) by a group of workers, a majority of whom were employees of our contractors. The workers, who voluntarily returned to work, cited employment issues as the reasons for their work stoppage. The actions of the workers were peaceful, there was no personal injury or property damage, and our concentrate shipments were not interrupted. In March 1996, local tribespeople engaged in acts of vandalism that caused approximately $3 million of damages to our property and caused us to close the Grasberg mine and mill for three days as a precautionary measure. Our concentrate shipments were not interrupted.

     A segment of the local population is opposing Indonesian rule over Irian Jaya. Several separatist groups have sought political independence for the province. The degree of political and economic autonomy that might be provided to individual provinces, including Irian Jaya, is a current issue in Indonesian politics. There have been sporadic attacks on civilians by the separatists and sporadic but highly publicized conflicts between the separatists and the Indonesian military. We have a board approved policy statement on social and human rights, and have comprehensive and extensive social, cultural and community development programs, to which we have committed significant financial and managerial resources. These policies and programs are designed to address the impact of our operations on the local villages and tribes and to provide assistance for the development of the local people. While we believe these efforts should serve to avoid damage to and disruptions of our mining operations, our operations could be damaged or disrupted by social, economic and political forces beyond our control.

     In addition to the specific risks described above, we are also subject to the usual risks associated with conducting business in a foreign country. These risks include the risk of war, revolution, civil unrest, expropriation, forced modification of existing contracts, changes in the country's laws or policies, including laws or policies relating to taxation, royalties, imports, exports and currency, and the risk of having to submit to the jurisdiction of a foreign court.

In addition to the usual risks encountered in the mining industry, we face additional risks because our operations are located in difficult terrain in a very remote area of the world.

     Our mining operations are located in steeply mountainous terrain in a very remote area in Indonesia. These conditions have required us to overcome special engineering difficulties and to develop extensive infrastructure facilities. In addition, the area receives considerable rainfall, which has led to periodic floods and mud slides. The mine site is also in an active seismic area, and has experienced earth tremors from time to time. In addition to these special risks, we are also subject to the usual risks associated with the mining industry, such as the risk of encountering unexpected geological conditions which may result in cave-ins and flooding of mine areas. We have insurance involving amounts and types of coverage we believe are appropriate for our activities, but our insurance may not be sufficient to cover an unexpected natural or operating disaster.

Our mining operations create difficult and costly environmental challenges, and future changes in environmental laws, or unanticipated environmental impacts from our operations, could require us to incur increased costs.

     Mining operations on the scale of our operations in Irian Jaya involve significant environmental challenges. Our primary challenge is to dispose of the large amount of crushed and ground rock material, called tailings, that results from the process by which we physically separate the copper, gold and silver from the ore that we mine. Under our tailings management plan, the river system near our mine transports the tailings to the lowlands where deposits of the tailings and natural sediments are controlled through a levee system for future revegetation and reclamation. This plan has been approved by the Indonesian government. Another of our major environmental challenges is managing overburden, which is the rock that must be moved aside in order to reach the ore in the mining process. Overburden can cause acid rock drainage, or acidic water containing dissolved metals, which, if not collected or treated, can be harmful to many aquatic organisms and plants. Our overburden management plan, which has been approved by the Indonesian government, is designed to control this impact.

     Our environmental management program, which includes independent external environmental audits, is designed to control the impact that these processes have on the environment. We have expended significant financial and managerial resources to comply with Indonesian environmental regulations and permitting and approval requirements, and anticipate that we will continue to do so in the future. If there are changes in Indonesian environmental laws, or unanticipated environmental impacts from our operations, we could be required to incur significant additional costs.

We have guaranteed an obligation of an Indonesian entity, and have lent funds to the entity, and the value of the entity's assets may not be sufficient to cover the debts.

     As discussed in our prior Securities and Exchange Commission filings, in 1997 we guaranteed a $254 million loan from a commercial bank to P.T. Nusamba Mineral Industri ("Nusamba"), an Indonesian company. Nusamba borrowed the funds to purchase stock in P.T. Indocopper Investama Corporation ("Indocopper Investama"), a company whose only significant asset is 9.4 percent of PT-FI's stock, for $315 million. Nusamba owns approximately 51 percent of Indocopper Investama's stock and we own approximately 49 percent. The loan is secured by a pledge of the Indocopper Investama stock owned by Nusamba and is due in March 2002. We also agreed to lend Nusamba any amounts necessary to cover shortfalls between the interest payments on the loan and the dividends received by Nusamba on the Indocopper Investama stock. At September 30, 1999, we had loaned Nusamba $38.9 million, due March 2002, for this purpose.

     The Indocopper Investama stock is the only significant asset of Nusamba, and the estimated fair market value of the stock is currently significantly below the $292.9 million aggregate principal amount of the loans. Our estimate of the fair market value of Indocopper Investama's stock is based on the current market value of our common stock. If Nusamba does not pay the loans when due, and we are obligated to pay the loan to the commercial bank, we will seek to recover the Indocopper Investama stock as provided by the financing documents, which are governed by Indonesian law.

Movements in foreign currency exchange rates could have a negative effect on our operating results.

   All of our revenues are denominated in U.S. dollars.
However, some of our costs and some of our asset and liability accounts are denominated in Indonesian rupiah, Australian dollars or Spanish pesetas. Generally, our results are adversely affected when the U.S. dollar weakens against these foreign currencies and positively affected when the U.S. dollar strengthens against these foreign currencies. Since 1997, the Indonesian rupiah exchange rate has been volatile. From time to time we have in the past and may in the future implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. Our hedging strategies may, however, not be successful, and any of our unhedged foreign exchange payment requirements will continue to be subject to market fluctuations.

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

In addition to the foregoing proceedings, FCX from time to time may be involved in various legal proceedings of a character normally incident to the ordinary course of its business. Management believes that potential liability in any proceedings would not have a material adverse effect on the financial condition or results of operations of FCX. FCX maintains liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of its business as well as other insurance coverage customary in its business, with coverage limits as management deems prudent.


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


                         FREEPORT-McMoRan COPPER & GOLD INC.



                         By:    \s\ C. Donald Whitmire, Jr.
                              ---------------------------------
                                 C. Donald Whitmire, Jr.
                             Vice President and
                             Controller-Financial Reporting
                             (authorized signatory and
                             Principal Accounting Officer)

Date:  November 9, 1999

               Freeport-McMoRan Copper & Gold Inc.
                          EXHIBIT INDEX


Exhibit
Number                 Description
---- -----------------------------------------------------------
2.1 Agreement, dated as of May 2, 1995 by and between Freeport-McMoRan Inc. (FTX) and FCX and The RTZ Corporation PLC, RTZ Indonesia Limited, and RTZ America, Inc. (the Rio Tinto Agreement). Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of FTX dated as of May 26, 1995.

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

10.30 Letter Agreement dated January 25, 1999 between FMS and
     Rene L. Latiolais.  Incorporated by reference to Exhibit
     10.30 to the 1998 FCX Form 10-K.

15.1 Letter dated October 19, 1999 from Arthur Andersen LLP regarding unaudited interim financial statements.

27.1 FCX Financial Data Schedule.