Form 10-K405
period 1999-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2000-03-20
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)
[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1999
                               OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from .......... to ..........
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

   Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
     Title of each class                                on which registered
     -------------------                              -----------------------
Class A Common Stock par value $0.10 per share        New York Stock Exchange
Class B Common Stock par value $0.10 per share        New York Stock Exchange
Depositary Shares representing 0.05 shares of
  Step-Up Convertible Preferred Stock,
  par value $0.10 per share                           New York Stock Exchange
Depositary Shares representing 0.05 shares of
  Gold-Denominated Preferred Stock,
  par value $0.10 per share                           New York Stock Exchange
Depositary Shares, Series II, representing
  0.05 shares of Gold-Denominated Preferred
  Stock, Series II, par value $0.10 per share New York Stock Exchange Depositary Shares representing 0.021875 shares of
  Silver-Denominated Preferred Stock,
  par value $0.10 per share                           New York Stock Exchange
9-3/4% Senior Notes due 2001 of
  P.T. ALatieF Freeport Finance
  Company B.V., guaranteed by the registrant          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
     The aggregate market value of classes of common stock held by non-affiliates of the registrant on March 13, 2000 was approximately $1,689,000,000.
     On March 13, 2000, there were issued and outstanding 62,300,723 shares of Class A Common Stock and 97,701,174 shares of Class B Common Stock.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our Annual Report for the year ended December 31, 1999 are incorporated by reference into Parts II and IV of this report and portions of the Proxy Statement for our 2000 Annual Meeting to be held on May 4, 2000 are incorporated by reference into Part III of this report.



                        TABLE OF CONTENTS
                                                                         Page
Part I

Items 1. and 2. Business and Properties                                    1
Item 3.  Legal Proceedings                                                13
Item 4.  Submission of Matters to a Vote of Security Holders              13
         Executive Officers of the Registrant                             13

Part II

Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters                                    15
Item 6.  Selected Financial Data                                          15
Items 7. and 7A.  Management's  Discussion  and  Analysis  of
                  Financial Condition and Results of Operations
                  and Quantitative and  Qualitative Disclosures
                  About Market Risk                                       15
Item 8.  Financial Statements and Supplementary Data                      15
Item 9.  Changes  in  and  Disagreements  with   Accountants  on
         Accounting and Financial Disclosure                              15


Part III

Item 10.  Directors and Executive Officers of the Registrant              16
Item 11.  Executive Compensation                                          16
Item 12.  Security Ownership of Certain Beneficial Owners and Management  16
Item 13.  Certain Relationships and Related Transactions                  16

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports  on
          Form 8-K                                                        16

Signatures                                                               S-1

Index to Financial Statements                                            F-1

Report of Independent Public Accountants                                 F-1

Exhibit Index                                                            E-1

                              PART I

Items 1. and 2.  Business and Properties.

General

     We are one of the world's largest copper and gold companies in terms of reserves and production. We believe we are the lowest cost copper producer in the world, after taking into account customary credits for related gold and silver production.

     Our principal operating subsidiary is PT Freeport Indonesia Company, a limited liability company organized under the laws of the Republic of Indonesia and domesticated in Delaware. PT Freeport Indonesia explores for, develops, mines and processes ore containing copper, gold and silver. Our operations are located in the remote rugged highlands of the Sudirman Mountain

Range in the province of Irian Jaya (recently proposed to be renamed Papua), Indonesia, which is located on the western half of the island of New Guinea. PT Freeport Indonesia markets its concentrates containing copper, gold and silver worldwide. We have an 85.86 percent ownership interest in this subsidiary and the Government of Indonesia has a 9.36 percent interest. P.T. Nusamba Mineral Industri (Nusamba), an Indonesian company, has most of the remaining ownership interest in PT Freeport Indonesia. See the discussion under "Cautionary Statements" about our guarantee of certain Nusamba debt.

     PT Freeport Indonesia's operations are conducted pursuant to an agreement, called a Contract of Work, with the Government of Indonesia. The Contract of Work allows us to conduct extensive exploration, mining and production activities in a 24,700-acre area that we call Block A. In 1988 we discovered our largest mine, Grasberg, in Block A. Grasberg contains the largest single gold reserve and one of the largest copper reserves of any mine in the world. The Contract of Work also allows us to explore for minerals in a 0.5 million-acre area that we call Block B. All of our current reserves are located in Block A.

     Another of our operating subsidiaries, P.T. Irja Eastern Minerals, which we refer to as Eastern Minerals, holds an additional Contract of Work in Irian Jaya (Papua) covering approximately 1.25 million acres and is conducting exploration activities under this Contract of Work. We have a 94.9 percent ownership interest in Eastern Minerals.

     In 1996, we established joint ventures with Rio Tinto plc, an international mining company with headquarters in England.
One joint venture covers PT Freeport Indonesia's mining operations in Block A. This joint venture gives Rio Tinto, through 2021, a 40 percent interest in certain assets and in production above specified levels from operations in Block A and, after 2021, a 40 percent interest in all production in Block A. Under our joint venture arrangements, Rio Tinto also has a 40 percent interest in future development and exploration projects under PT Freeport Indonesia's Contract of Work and Eastern Minerals' Contract of Work. In addition, Rio Tinto has the option to participate in 40 percent of any of our other future exploration projects in Irian Jaya (Papua).

     Under another joint venture agreement through PT Nabire Bakti Mining, we conduct exploration activities in an area covering approximately 1.0 million acres in five parcels contiguous to PT Freeport Indonesia's Block B and one of Eastern Minerals' blocks. Rio Tinto has elected to participate in 40 percent of our interest and cost in the venture.

     We also smelt and refine copper concentrates in Spain and market the refined copper products, through our wholly owned subsidiary, Atlantic Copper, S.A. In addition, PT Freeport Indonesia has a 25 percent interest in P.T. Smelting, an Indonesian company that operates a copper smelter and refinery in Gresik, Indonesia.

Republic of Indonesia

     The Republic of Indonesia consists of more than 17,000 islands stretching 3,000 miles along the equator from Malaysia to Australia and is the fourth most populous nation in the world with over 200 million people. Following many years of Dutch colonial rule, Indonesia gained independence in 1945 and now has a presidential republic system of government.

     Maintaining a good working relationship with the Government of Indonesia is of particular importance to us because all of our mining operations are located in Indonesia. Our mining complex was Indonesia's first copper mining project and was the first major foreign investment in Indonesia following the economic development program instituted by the Government of Indonesia in 1967. We work closely with the central, provincial and local governments in development efforts in the area surrounding our operations.

     In May 1998, President Suharto, Indonesia's political leader for more than 30 years, resigned in the wake of an economic crisis in Indonesia and other parts of Southeast Asia and in the face of growing social unrest. Vice President B.J. Habibie succeeded Suharto. In June 1999, Indonesia held a new parliamentary election on a generally peaceful basis as the first step in the process of electing a new president. In October 1999, in accordance with the Indonesian constitution, the country's highest political body composed of the newly elected national parliament along with additional provincial and other representatives elected Abdurraham Wahid as president and Megawati Sukarnoputri as vice president.

     The selection of a new president in an election that was widely regarded as free and fair was an important milestone in restoring political and economic stability, but Indonesia continues to face political and economic uncertainties, including separatist movements and civil and religious strife in a number of provinces. Religious and ethnic differences among people in the outlying provinces has led to violence in some areas over the past two years, most notably in the province of East Timor following a pro-independence vote. Subsequent United Nations peacekeeping efforts have restored order in East Timor. Pro-independence movements in certain areas also have become more prominent, especially in the province of Aceh, and to a lessor extent in Irian Jaya (Papua). The area surrounding our mining development is sparsely populated by local tribespeople and former residents of more populous areas of Indonesia, some of whom have resettled in Irian Jaya (Papua) under the Government of Indonesia's transmigration program. A segment of the local population is opposing Indonesian rule over Irian Jaya (Papua), and several separatist groups have sought political independence for the province. The degree of political and economic autonomy that might be provided to individual provinces, including Irian Jaya (Papua), is a current issue in Indonesian politics. In Irian Jaya (Papua), there have been sporadic attacks on civilians by separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military. We have a board-approved policy statement on social and human rights, and have comprehensive and extensive social, cultural and community development programs, to which we have committed significant financial and managerial resources. These policies and programs are designed to address the impact of our operations on the local villages and tribes and to provide assistance for the development of the local people. While we believe these efforts should serve to avoid damage to and disruptions of our mining operations, our operations could be damaged or disrupted by social, economic and political forces beyond our control.

     Economic conditions in Indonesia improved during 1999, reflecting international financial assistance, positive reactions to political developments, movements to reform financial systems, a stronger Indonesian currency and lower interest and inflation rates. The economy is expected to generate positive economic growth in 2000 following a large decline in 1998.

Contracts of Work

     PT Freeport Indonesia and Eastern Minerals conduct their current exploration operations and PT Freeport Indonesia conducts its mining operations in Indonesia by virtue of their Contracts of Work. Both Contracts of Work govern our rights and obligations relating to taxes, exchange controls, royalties, repatriation and other matters. Both Contracts of Work were concluded pursuant to the 1967 Foreign Capital Investment Law, which expresses Indonesia's foreign investment policy and provides basic guarantees of remittance rights and protection against nationalization, a framework for economic incentives and basic rules regarding other rights and obligations of foreign
investors.   Any disputes regarding the provisions of the
Contracts of Work are subject to international arbitration.

     PT Freeport Indonesia's Contract of Work covers both Block A, which was first included in a 1967 Contract of Work that was replaced by a new Contract of Work in 1991, and Block B, to which we gained rights in 1991. The initial term of our Contract of Work expires in December 2021 but we can extend it for two 10-year periods under certain conditions. We originally had the rights to explore 6.5 million acres in Block B, but pursuant to the Contract of Work we have only retained the rights to 0.5 million acres in Block B, which we believe contain the most promising exploration opportunities following extensive geological assessment.

     Eastern Minerals signed its Contract of Work in August 1994. The Contract of Work originally covered approximately 2.5 million acres. The Eastern Minerals Contract of Work provides for a four-to-seven year exploratory term and a 30-year term for mining operations, which we can extend for two 10-year periods
under certain conditions.   Like the PT Freeport Indonesia
contract, the Eastern Minerals Contract of Work requires us to relinquish our right to 25 percent of the original 2.5 million-acre Contract of Work area at the end of each of three specified periods. As of December 31, 1999, we had relinquished approximately 1.25 million acres, and we must relinquish an approximate 0.6 million additional acres by August 2001.

     PT Freeport Indonesia pays a copper royalty under its Contact of Work that varies from 1.5 percent of copper net revenue at a copper price of $0.90 or lesss per pound to 3.5 percent at a copper price of $1.10 or more per pound. The Contract of Work royalty rate for gold and silver sales is 1.0 percent. Because a large part of the mineral royalties under Government of Indonesia regulations are due to the provinces from which the minerals are extracted, in connection with our "fourth concentrator mill expansion," PT Freeport Indonesia agreed to pay the Government of Indonesia voluntary additional royalties to provide further support to the local governments and the people of Irian Jaya (Papua). The additional royalties are paid on metal from production above 200,000 metric tons of ore per day. The additional royalty for copper equals the Contract of Work royalty rate and for gold and silver equals twice the Contract of Work royalty rates. Therefore, our royalty rate on copper net revenues from production above 200,000 metric tons of ore per day is double the Contract of Work royalty rate, and our royalty rates on gold and silver sales from production above 200,000 metric tons of ore per day are triple the Contract of Work royalty rates.

     The additional royalties became effective January 1, 1999.
The combined royalties totaled $23.0 million in 1999, $16.2 million in 1998 and $31.4 million in 1997.

Ore Reserves

     All of our proved and probable reserves lie within Block A. Our joint venture with Rio Tinto gives them a 40 percent interest in production above specified levels from operations in Block A and, after 2021, a 40 percent interest in all production from Block A. Net of Rio Tinto's share, PT Freeport Indonesia's share of proved and probable recoverable copper, gold and silver reserves was 38.7 billion pounds of copper, 49.5 million ounces of gold and 115.3 million ounces of silver as of December 31, 1999. We estimated recoverable reserves using a copper price of $0.90 per pound and a gold price of $325 per ounce. Using prices of $0.75 per pound of copper and $280 per ounce of gold would reduce estimated recoverable reserves by approximately 9 percent for copper, 7 percent for gold and 9 percent for silver.

     The Grasberg deposit contains the largest single gold reserve and is one of the largest copper reserves of any mine in the world. Aggregate Grasberg open pit and underground proved and probable ore reserves as of December 31, 1999 are shown below along with those of our other deposits.

                        Average Ore Grade per Ton    Recoverable Reserves
             Metric tons  ---------------------  -----------------------------
                of ore    Copper  Gold   Silver   Copper     Gold     Silver
             -----------  ------ ------- ------- --------- --------- ---------
                            (%)  (Ounce) (Ounce) (Billions (Millions (Millions
                                                  of Lbs.)  of Ozs.)  of Ozs.)
Grasberg     1,800,500,000  1.04   .033    .098     34.5      45.9      89.7
Kucing Liar    320,457,000  1.41   .045    .170      8.2      10.3      25.5
Deep Ore Zone  185,250,000  1.16   .027    .168      4.1       4.0      16.4
Big Gossan      37,349,000  2.69   .033    .528      1.8       0.9       9.9
DOM             30,892,000  1.67   .014    .310      0.9       0.3       4.7
Intermediate
  Ore Zone      20,727,000  1.05   .013    .245      0.4       0.2       2.6
             -------------  ----   ----    ----     ----      ----     -----
     Total   2,395,175,000  1.13   .034    .124     49.9      61.6     148.8

     Independent Mining Consultants, Inc., experts in mining, geology and reserve determination, has verified our reserve information as of December 31, 1998 and 1999, which is included elsewhere in this report. See "Cautionary Statements."

Mining Operations

     Mines in Production. We currently have two mines in operation: the Grasberg and the Intermediate Ore Zone. We began open-pit mining of the Grasberg ore body in January 1990 and increased mine output to 75.8 million metric tons of ore in 1999, which provided 92 percent of our mill feed. The underground Grasberg reserves will be mined once open-pit mining is completed in approximately 2014. The Intermediate Ore Zone is an underground block cave operation that began production in the first half of 1994. Production is at the 3,475 meter elevation level and totaled 6.5 million metric tons of ore in 1999.

     Mines in Development. Four other significant ore bodies, referred to as the Deep Ore Zone, the DOM, Big Gossan and Kucing
Liar are located in Block A. These ore bodies are at various stages of development, and are included in our proved and probable reserves. See "Cautionary Statements."

     The Deep Ore Zone ore body lies vertically below the Intermediate Ore Zone. We began production from the Deep Ore Zone ore body in 1989 but we suspended production in 1991 in favor of production from the Grasberg deposit. We anticipate restarting Deep Ore Zone production in mid-2000 as the overlying Intermediate Ore Zone reserve declines toward depletion. The Deep Ore Zone will ramp up to a full production rate of 25,000 metric tons of ore per day by 2004.

     The DOM ore body lies approximately 1,500 meters southeast of the depleted Ertsberg open-pit deposit. We completed pre-production development at the DOM including all maintenance, warehouse and service facilities just as Grasberg began open-pit production in 1990. We have deferred production at the DOM ore body until after completion of open-pit mining as a result of the increasing reserves and production capabilities of the Grasberg ore body.

     The Big Gossan ore body is located approximately 1,000 meters southwest of the original Ertsberg open-pit deposit. We began the initial underground development of the ore body in 1993 when we drove tunnels from the mill area into the ore zone at the 2,900 meter elevation level. We will use a variety of stoping methods to mmiinne the deposit, with production expected to commence within the next ten years as other underground mines are depleted.

     The Kucing Liar ore body lies on the southern flank of and underneath the southern portion of the Grasberg open pit at the 2,500-2,900 meter elevation level. Recent drilling to the west indicates that we may be reaching the end of the mineralization in that direction, but additional reserves are possible, especially toward the Grasberg deposit. We are reviewing development plans for Kucing Liar as we continue drilling to define the ore body.

Exploration

     We continue drilling in Block A to better define the ore bodies continues at Kucing Liar (as discussed above), Grasberg Underground and the Deep Ore Zone. Drilling from the Amole drift is designed to delineate the Grasberg Underground deposit below our current block cave reserves. The extent of the copper and gold mineralization is decreasing in size at the lower elevations. Drilling in 1999 and 2000 is designed to fully define the ultimate geometry of the mineralized zone, which extends for over 1,500 meters vertically from the original ore intercepts at the 4,200 meter elevation. Drilling at the Deep Ore Zone continues to return positive results, indicating the potential for reserve increases. Other targets yet to be evaluated in Block A include the DOM Deep, fault systems parallel to the Kucing Liar/Idenberg #1 fault system and other intrusive centers and fault intersections.

     Exploration activities continue in Block B, which includes the Wabu Ridge gold prospect, as well as in the other Contract of Work areas of Eastern Minerals and PT Nabire Bakti Mining discussed below. Activities are primarily focused on prospects that potentially could lead to the discovery of significant copper and gold deposits. Presently, exploration including drilling is ongoing at several sites. As a result of our joint venture arrangements with Rio Tinto, they are paying for 40 percent of our exploration and drilling costs in Irian Jaya (Papua).

     In June 1998, we entered into an exploration joint venture agreement to conduct exploration activities in PT Nabire Bakti Mining's Contract of Work area covering approximately 1.0 million acres in several blocks contiguous to PT Freeport Indonesia's Block B and one of Eastern Minerals' blocks in Irian Jaya (Papua). Rio Tinto is sharing in 40 percent of our interest and costs in this exploration joint venture. To earn up to a 62 percent interest in the Contract of Work, we and Rio Tinto must spend a total of up to $21 million on exploration and other activities in the joint venture areas by June 2003 ($11.6 million of which had been incurred through December 31, 1999). Exploration including drilling is ongoing on a number of identified geological anomalies within this acreage including Komopa where we have encountered copper and gold mineralization which may or may not be commercially recoverable.

Milling and Production

     The ore from our mines moves by a conveyor system to a series of ore passes through which it drops to our milling and concentrating complex located approximately 2,900 meters above sea level. At the mill, the ore is crushed and ground and mixed in tanks with water and small amounts of flotation reagents where it is continuously agitated with air. During this physical separation process, copper-, gold- and silver-bearing particles rise to the top of the tanks and are collected and thickened into a concentrate. The concentrate leaves the mill complex as a slurry, consisting of approximately 65 percent solids by weight, and is pumped through three parallel 115 kilometer pipelines to our coastal port site facility at Amamapare where it is filtered, dried and stored for shipping. Ships are loaded at dock facilities at the port until they draw their maximum water, then move to deeper water, where loading is completed from shuttling barges.
     In early 1998, PT Freeport Indonesia completed construction on the fourth concentrator mill expansion. Pursuant to the expansion joint venture agreement, in addition to funding its 40 percent share of all expansion costs including the fourth concentrator mill expansion, Rio Tinto provided a $450 million nonrecourse loan to PT Freeport Indonesia for PT Freeport Indonesia's share of the cost of the expansion. PT Freeport Indonesia began sharing incremental cash flow attributable to the expansion effective January 1, 1998 on the basis of 60 percent to PT Freeport Indonesia and 40 percent to Rio Tinto. PT Freeport Indonesia assigned its share of incremental cash flow to Rio

Tinto until PT Freeport Indonesia repays the amount loaned to it, plus interest based on Rio Tinto's cost of borrowing. Through December 31, 1999, PT Freeport Indonesia's share of incremental cash flow totaled $471.8 million. PT Freeport Indonesia paid $440.9 million to Rio Tinto in 1998 and 1999, and paid $30.9 million in 2000 through February. Operating, nonexpansion capital and administrative costs are shared proportionately between incremental revenues from production from the expansion and total revenues from production from Block A, including production from PT Freeport Indonesia's previously existing operations. PT Freeport Indonesia will continue to receive 100 percent of the cash flow from specified annual amounts of copper, gold and silver production through 2021 and 60 percent of all remaining cash flow.

     Our production results for 1998 and 1999 follow:

                                               Years Ended
                                               December 31,
                                           -------------------   Percentage
                                             1999       1998       Change
                                           ---------  --------   ----------
     Mill throughput (metric tons
       of ore per day)                       220,700    196,400       12%
     Copper production, net to
       PT Freeport Indonesia (000 pounds)  1,428,100  1,427,300        *
     Gold production, net to
       PT Freeport Indonesia (ounces)      2,379,100  2,227,700        7%
     Average net cash production costs
       per pound of copper                     $0.09      $0.11      (18)%

     *  Less than 1 percent.

For more information regarding our operating and financial results, see our Annual Report incorporated herein by reference as part of "Item 6. Selected Financial Data" and "Items 7. and 7A. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk."

Infrastructure Improvements

     The location of our mining operations in a remote area requires that our operations be virtually self-sufficient. In addition to the mining facilities described above, in the course of the development of our project we have constructed ourselves or participated with others in the construction of an airport, a port, a 119 kilometer road, an aerial tramway, a hospital and related medical facilities, and two town sites with housing, schools and other facilities sufficient to support more than 17,000 persons.

     In 1996, we completed a significant infrastructure program, which includes various residential, community and commercial facilities. We designed the program to provide the infrastructure needed for our operations, to enhance the living conditions of our employees, and to develop and promote the growth of local and other third party activities and enterprises in Irian Jaya (Papua). We have developed the facilities through joint ventures or direct ownership involving local Indonesian interests and other investors.

     In September 1998, PT Freeport Indonesia reacquired for $30 million an aggregate one-third interest in certain infrastructure asset joint ventures owned by P.T. ALatieF Nusakarya Corporation, an Indonesian investor. The joint ventures had purchased $270.0 million of infrastructure assets from PT Freeport Indonesia during the period from December 1993 to March 1997 and PT Freeport Indonesia had sold its one-third interest in the joint ventures in March 1997. We are consolidating the joint ventures for financial reporting purposes because the financing arrangements provide the joint venture partners with a guaranteed 15 percent minimum annual return on their investment.

     In December 1997, we sold the new power plant facilities associated with the fourth concentrator mill expansion for $366.4 million to the joint venture that owns the power plants that already provided electricity to us. The purchase price included $123.2 million for Rio Tinto's share of the new power plant facilities. Asset sales to the power joint venture totaled $581.4 million through 1997, including $458.2 million of assets we owned. We subsequently sold our 30 percent interest in the joint venture to the other partners and we purchase power under infrastructure asset financing arrangements pursuant to a power sales agreement.

Marketing

     PT Freeport Indonesia sells its copper concentrates, which contain significant quantities of gold and silver, under United States dollar-denominated sales agreements, mostly to companies in Asia and Europe and to international trading companies. We sell substantially all of our budgeted production of copper concentrates under long-term contracts with the selling price based on world metals prices (generally the London Metal Exchange settlement prices for Grade A copper) less certain allowances. Under these contracts, initial billing occurs at the time of shipment and final settlement on the copper portion is generally based on average prices for a specified future period. Gold generally is sold at the London Bullion Market Association average price for the month of shipment. Revenues from concentrate sales are recorded net of royalties, treatment and refining costs and the impact of derivative financial instruments, if any, used to hedge against risks from copper and gold price fluctuations. Treatment and refining costs represent payments to smelters and refiners and are either fixed or in certain cases vary with the price of copper. We sell some copper concentrates in the spot market. See "Cautionary Statements."

     We have commitments, including commitments from Atlantic Copper and PT Smelting, for essentially all of our estimated 2000 production at market prices. We expect our share of sales for 2000 to approximate 1.4 billion pounds of copper and 1.9 million ounces of gold. Projected 2000 copper and gold sales reflect the expectation of higher average mill throughput rates than in 1999, offset by lower average ore grades and the impact of the specified sharing arrangement with Rio Tinto which will result in a smaller proportion of production being attributed to PT Freeport Indonesia. See "Cautionary Statements."

     PT Freeport Indonesia has a long-term contract through 2004 to provide Atlantic Copper with approximately 60 percent of its copper concentrate requirements at market prices. PT Freeport Indonesia is providing 100 percent of PT Smelting's copper concentrate requirements at market prices; however, for the first 15 years of operations the treatment and refining charges will not fall below a specified minimum rate, currently $0.23 per pound, which was the rate for 1999 and is expected to be the rate for 2000. After PT Smelting's operations reach design capacity, we anticipate that PT Freeport Indonesia will sell at least 50 percent of its annual concentrate production to Atlantic Copper and PT Smelting.

Atlantic Copper, S.A.

     Atlantic Copper's smelter has a design capacity of 290,000 metric tons of metal per year. During 1999, Atlantic Copper treated 949,400 metric tons of concentrate and produced a record
293.5 metric tons of new copper
anodes. Atlantic Copper purchased
approximately 63 percent of its 1999 concentrate requirements from PT Freeport Indonesia at market prices.

     In December 1999, we made a $40.0 million equity contribution to Atlantic Copper and we plan to make at least an additional $10.0 million equity contribution in 2000. The funds are intended to strengthen Atlantic Copper's financial structure during this period of extremely low treatment and refining charge rates, and to allow them to continue with their growth and development strategy.

P.T. Smelting

     PT Smelting successfully concluded its "first-stage completion" testing during the third quarter of 1999 and continues on schedule to operate at a full design capacity of 200,000 metric tons of copper per year in the second half of 2000. PT Smelting operated at an average rate of approximately 94 percent of design capacity during the fourth quarter of 1999, but production rates are expected to fluctuate in the first half of 2000 during which time PT Smelting plans to tie-in a third anode furnace. In 1999, its first full year of operations, PT Smelting treated 436,000 metric tons of concentrate and produced 126.7 metric tons of new copper anodes. PT Smelting is a joint venture among PT Freeport Indonesia, Mitsubishi Materials Corporation, Mitsubishi Corporation and Nippon Mining & Metals Co., Ltd., which own 25 percent, 60.5 percent, 9.5 percent and 5 percent, respectively, of the outstanding PT Smelting stock. PT Freeport Indonesia agreed to assign, if necessary, its earnings in PT Smelting to support a 13 percent cumulative annual return to the other owners for the first 20 years of operations.

Competition

     We compete with other mining companies in the sale of our mineral concentrates and the recruitment and retention of qualified personnel. Some competing companies possess financial resources equal to or greater than ours. We believe, however, that we are the lowest cost copper producer in the world, taking into account customary credits for related gold and silver production, which we believe gives us a significant competitive advantage.

Social Development

     We have a social and human rights policy to ensure that we operate in compliance with the laws in the areas of our operations, and in a manner that respects basic human rights and the culture of the people who are indigenous to the area. We continue to incur significant costs on social and cultural activities, primarily in Irian Jaya (Papua). These activities include comprehensive job training programs, basic education programs, several public health programs, including extensive malaria control, agricultural assistance programs, a business incubator program to encourage the local people to establish their own small scale businesses, cultural preservation programs
and charitable donations.   In 1996, PT Freeport Indonesia agreed
to commit at least one percent of its revenues for the following 10 years to support village-based, "bottom-up" health, education, and economic and social development programs in the area of our mining operations through the Freeport Fund for Irian Jaya Development. This commitment replaced our community development programs in which we spent a similar amount of money each year. We contributed $14.4 million in 1999, $13.5 million in 1998 and $15.1 million in 1997 to the Freeport Fund for Irian Jaya Development.

     In 1996, the international consulting firm of LABAT-Anderson performed a comprehensive independent audit of our social programs in Irian Jaya (Papua). In 1997, the LABAT-Anderson team submitted its final report to the Government of Indonesia and us, which noted that we had gone beyond the usual role and responsibilities of a private company in providing assistance for the development of the local people. The report also made a number of recommendations designed to make our programs more effective, including restructuring our participation in the Government of Indonesia's development plan for the area to provide for more direct input by local people through their leaders. At the end of 1998, discussions with local and church leaders, government representatives and members of interested non-governmental organizations successfully culminated with the restructuring of the Freeport Fund for Irian Jaya Development. The new umbrella structure is called the Lembaga Pengembangan Masyarakat-Irian Jaya, or the People's Development Foundation-Irian Jaya. The foundation's board of directors is made up of the head of the local government, currently a Kamoro, a leader of the Amungme tribespeople, a leader of the Kamoro tribespeople, leaders of the three local churches and a representative of PT Freeport Indonesia. The board of directors makes grants from the Freeport Fund for Irian Jaya Development and oversees implementation of local developmental programs through an implementation board, which is headed by an Amungme leader and is composed of representatives of all local indigenous groups.

     The foundation's board of directors has approved a
1999/2000 operational plan and has selected a number of yayasans, or foundations, to implement funded projects. The operational plan provides some type of assistance for all 71 villages in the area of our operations, with the greatest support going to the 29 villages defined by the Amungme and Kamoro as most affected. The team that accomplished the restructuring took care to socialize and communicate the results in all affected villages before
implementing any new programs or projects.   The foundation's
first major project was the construction of a full-service hospital in Timika. The hospital was constructed using funds provided by the Freeport Fund for Irian Jaya Development and is owned by the foundation, representing the people. The 75-bed hospital opened in stages beginning in June 1999, and is considered the premier medical facility in eastern Indonesia and one of the finest in the country. Emergency cases are still referred to PT Freeport Indonesia's Tembagapura hospital.

     We believe that our social and economic development programs are responsive to the issues raised by the local villages and tribes and should help us to avoid disruptions of mining operations. Nevertheless, social and political instability in the area may adversely impact our mining operations.

Environmental Matters

     We have an environmental policy that commits us not only to compliance with applicable federal, state and local environmental statutes and regulations, but also to continuous improvement of our environmental performance at every operational site. We believe that we conduct our Indonesian operations pursuant to all necessary permits and are in compliance in all material respects with applicable Indonesian environmental laws, rules and regulations. Mining operations on the scale of our operations in Irian Jaya (Papua) involve significant environmental challenges, primarily related to the disposition of tailings, which are the crushed and ground rock material resulting from the physical separation of commercially valuable minerals from the ore. We have an extensive, ongoing management system for the disposal of tailings resulting from our milling operations. In 1997, we completed an engineered levee system, as part of our Government of Indonesia-approved tailings management plan, to minimize the impact of the tailings on the environment through a controlled deposition area that ultimately we will reclaim.

     In 1995, we participated in a voluntary independent environmental audit of our Irian Jaya (Papua) operations under a program monitored by the Government of Indonesia. The environmental audit report was completed and released in 1996 and included 33 principal recommendations, all of which we have implemented. The audit team identified the disposal of tailings as the most critical environmental issue we face, requiring significant study, engineering and monitoring over the life of the mine. The audit concluded that our tailings management plan represented the most suitable option for tailings disposal considering the engineering and environmental challenges in Irian Jaya (Papua). The audit also confirmed that the tailings from our mining operations are non-toxic; that the mining operations do not pose any significant risk to Irian Jaya's (Papua) biodiversity; and that our operations are being conducted in compliance with applicable Indonesian environmental laws, rules and regulations in all material respects.

     We have committed to independent external environmental audits by qualified experts every three years, with the results to be made public. The second such audit was completed in 1999. The second audit reported that we continue to be in material compliance with Indonesian environmental laws and regulations and that we had fulfilled the recommendations in the 1996 audit report. The 1999 external audit report made some additional environmental management recommendations that will be implemented. The report concluded that our environmental management systems achieve the standard of practice for world-class mines. The auditors also found our environmental management systems to be exemplary and a showcase for the mining industry. We also are continuing our annual internal audits, through the life of our mining operations, so that our environmental management and monitoring programs will remain sound and our operations will remain in material compliance with local laws.

     In December 1997, the Minister of Environment gave us environmental approval to expand our milling rate up to a maximum of 300,000 metric tons of ore per day from our previously approved rate of 160,000 metric tons of ore per day. In 1999 we averaged 220,700 metric tons of ore per day.

     We cannot currently project with precision the ultimate amount of reclamation and closure costs we will incur. Our best estimate at this time is that ultimate reclamation and closure costs may require as much as $100 million but are not expected to exceed $150 million. However, these estimates are subject to revision over time as we perform more complete studies and formulate more definitive plans. We will incur some reclamation costs throughout the life of the mine, while we will incur most closure costs and the remaining reclamation costs at the end of our mining activities, which is currently estimated to exceed 30 years. We had $14.1 million accrued on a unit-of-production basis at December 31, 1999 for mine closure and reclamation costs, included in other liabilities.

     In 1996, we began contributing to a cash fund ($1.7 million balance at December 31, 1999) designed to accumulate at least $100 million by the end of our Indonesian mining activities. We plan to use this fund, including accrued interest, to pay for mine closure and reclamation costs. An increasing emphasis on environmental issues and future changes in regulations could require us to incur additional costs that would be charged against future operations. Estimates involving environmental matters are by their nature imprecise and changes in government regulations, operations, technology and inflation could require us to revise them over time.

     We believe that Atlantic Copper's facilities and operations are in compliance in all material respects with all applicable Spanish environmental laws, rules and regulations. In 1997, Atlantic Copper successfully completed an environmental improvement project in conjunction with expansion activities at its copper smelter in Huelva. New technology substantially reduced atmospheric emissions from its operations even with an approximate doubling of production capacity. In addition, we decreased dust emissions as a result of installing new facilities for handling ore concentrates and adding additional filtering capacity.

     The Indonesian and Spanish governments may periodically revise their environmental laws and regulations or adopt new ones, and we cannot predict the effects on our operations of new or revised regulations. We have expended significant resources, both financial and managerial, to comply with environmental regulations and permitting and approval requirements, and we anticipate that we will continue to do so in the future. There can be no assurance that we will not incur additional significant costs and liabilities to comply with such current and future regulations or that such regulations will not have a material effect on our operations. See "Cautionary Statements."

     For additional information on our environmental and social efforts, see our annual report incorporated herein by reference as part of "Items 7. and 7A. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk."

Employees and Relationship with FM Services Company

     As of December 31, 1999, PT Freeport Indonesia had 6,357 employees (approximately 97 percent Indonesian). In addition, as of December 31, 1999, PT Freeport Indonesia had 1,851 contract workers, the vast majority of whom were Indonesian.
Approximately 55 percent of our Indonesian employees are members of the All Indonesia Workers' Union, which operates under Government of Indonesia supervision. During 1999, PT Freeport Indonesia and the union agreed to a new labor agreement that became effective June 1, 1999 and expires September 30, 2001. PT Freeport Indonesia's relations with the workers' union have generally been positive.

     As of December 31, 1999, Atlantic Copper had 780 employees, of which approximately 33 percent are covered by union contracts which expired December 31, 1999. Atlantic Copper expects to negotiate new contracts during 2000. Atlantic Copper experienced no work stoppages in 1999 and relations with these unions have also generally been good.

     Since January 1, 1996, FM Services Company, a Delaware corporation 45 percent owned by us, has furnished executive, administrative, financial, accounting, legal, tax and similar services to us. We reimburse FM Services at its cost, including allocated overhead, for these services on a monthly basis. As of December 31, 1999, FCX had 32 employees and FM Services had 189 employees. FM Services employees also provide services to two other publicly traded companies.

Cautionary Statements

This report contains forward-looking statements in which we discuss factors we believe may affect our performance in the future. Forward-looking statements are all statements other than statements of historical facts, such as statements regarding anticipated production volumes, sales volumes, ore grades, commodity prices, development and capital expenditures, environmental reclamation and closure costs, reserve estimates, political, economic and social conditions in our areas of operations, treatment charge rates, our financial position and liquidity, payment of dividends, strategic growth initiatives, the availability of financing, PT Smelting operating levels and exploration efforts and results. We caution you that these statements are not guarantees of future performance, and our actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include the following:

Our net income can vary significantly with fluctuations in the market prices of copper and gold.

     Our revenues are derived primarily from the sale of copper concentrates, which also contain significant amounts of gold, and from the sale of copper cathodes, copper wire rod and copper wire. Most of our copper concentrates are sold under long-term contracts, but the selling price is based on world metal prices at or near the time of shipment and delivery. World metal prices for copper and gold historically have fluctuated widely and are affected by numerous factors beyond our control.

The volume and grade of the reserves we recover and our rates of production may be more or less than anticipated.

     Our reserve amounts are determined in accordance with established mining industry practices and standards, but are estimates only. Our mines may not conform to standard geological expectations. Because ore bodies do not contain uniform grades of minerals, our metal recovery rates will vary from time to time, which will result in variations in the volumes of minerals that we can sell from period to period. Some of our reserves may become unprofitable to develop if there are unfavorable long-term market price fluctuations in copper and gold, or if there are significant increases in our operating and capital costs. In addition, our exploration programs may not result in the discovery of additional mineral deposits that we can mine profitably.

Because our primary operating assets are located in the Republic of Indonesia, our business can be adversely affected by Indonesian political, economic and social events.

     Maintaining a good working relationship with the Indonesian government is important to us because all of our mining operations are located in Indonesia and are conducted pursuant to Contracts of Work with the Indonesian government. PT Freeport Indonesia's and Eastern Minerals' Contracts of Work were entered into under Indonesia's 1967 Foreign Capital Investment Law, which provides guarantees of remittance rights and protection against nationalization. These contracts also specifically provide that the Indonesian government will not nationalize or expropriate PT Freeport Indonesia's or Eastern Minerals' mining operations and that disputes with the Indonesian government must be submitted to international arbitration.

      In May 1998, President Suharto, Indonesia's political leader for more than 30 years, resigned in the wake of an economic crisis in Indonesia and other parts of Southeast Asia and in the face of growing social unrest. Vice President B.J. Habibie succeeded Suharto. In June 1999 Indonesia held a new parliamentary election on a generally peaceful basis as the first step in the process of electing a new president. In October 1999, in accordance with the Indonesian constitution, the country's highest political body composed of the newly elected national parliament along with additional provincial and other representatives elected Abdurrahman Wahid as the new president and Megawati Sukarnoputri as vice president. A new cabinet was also announced in October 1999. The selection of a new president in an election that was widely regarded as free and fair was an important milestone in restoring political and economic stability.

     Recently, certain government officials and others in Indonesia have called into question the validity of contracts entered into by the Government of Indonesia prior to October
1999, including PT Freeport Indonesia's

Contract of Work signed
in December 1991. The president of Indonesia and several cabinet members have publicly stated that the Government of Indonesia will honor previously existing contracts and that they have no intention of revoking or unilaterally amending such contracts, specifically including PT Freeport Indonesia's Contract of Work.
 Indonesian government officials have also raised questions regarding PT Freeport Indonesia's compliance with Indonesian environmental laws and regulations and the terms of the Contract of Work. In order to address these questions, the Government of Indonesia is forming a _fact-finding_ team to review PT Freeport Indonesia's compliance with all aspects of its Contract of Work.
 We support this initiative as a means for the Government of Indonesia to verify PT Freeport Indonesia's compliance with its Contract of Work, including its environmental requirements. We believe that we are in material compliance with all provisions of PT Freeport Indonesia's Contract of Work.

     Despite the progress towards increased stability, Indonesia continues to face political and economic uncertainties, including separatist movements and civil and religious strife in a number of provinces. In particular, social, economic and political instability in the province of Irian Jaya (Papua), where our primary operations are located, could have a material adverse impact on our mining operations if it results in damage to our property or interruption of our activities. For example, we voluntarily suspended our exploration field activities for three months, from May 15 through August 15, 1999, as a precaution during the Indonesian national election period. In August 1998, we suspended operations for three days at our Grasberg mine in response to a wildcat work stoppage (not authorized by the workers' union) by a group of workers, a majority of whom were employees of our contractors. The workers, who voluntarily returned to work, cited employment issues as the reasons for their work stoppage. The actions of the workers were peaceful, there was no personal injury or property damage, and our concentrate shipments were not interrupted. In March 1996, local tribespeople engaged in acts of vandalism that caused approximately $3 million of damages to our property and caused us to close the Grasberg mine and mill for three days as a precautionary measure, although our concentrate shipments were not interrupted.

     A segment of the local population is opposing Indonesian rule over Irian Jaya (Papua), and several separatist groups have sought political independence for the province. The degree of political and economic autonomy that might be provided to individual provinces, including Irian Jaya (Papua), is a current issue in Indonesian politics. In Irian Jaya (Papua), there have been sporadic attacks on civilians by separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military. We have a board-approved policy statement on social and human rights, and have comprehensive and extensive social, cultural and community development programs, to which we have committed significant financial and managerial resources. These policies and programs are designed to address the impact of our operations on the local villages and tribes and to provide assistance for the development of the local people. While we believe these efforts should serve to avoid damage to and disruptions of our mining operations, our operations could be damaged or disrupted by social, economic and political forces beyond our control.

     In addition to the specific risks described above, we are also subject to the usual risks associated with conducting business in a foreign country. These risks include the risk of war, revolution, civil unrest, expropriation, forced modification of existing contracts, changes in the country's laws or policies, including laws or policies relating to taxation, royalties, imports, exports and currency, and the risk of having to submit to the jurisdiction of a foreign court or having to enforce the judgement of a foreign court or arbitration against a sovereign nation within its own territory.

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

     Mining operations on the scale of our operations in Irian Jaya (Papua) involve significant environmental challenges. Our primary challenge is to dispose of the large amount of crushed and ground rock material, called tailings, that results from the process by which we physically separate the copper, gold and silver from the ore that we mine. Under our tailings management plan, the river system near our mine transports the tailings to the lowlands where deposits of the tailings and natural sediments are controlled through a levee system for future revegetation and reclamation. This plan has been approved by the Government of Indonesia. Another of our major environmental challenges is managing overburden, which is the rock that must be moved aside in order to reach the ore in the mining process. Some overburden in the presence of air, water and naturally occurring bacteria can cause acid rock drainage, or acidic water containing dissolved metals, which, if not properly managed, can have a negative impact on the environment. Our overburden management plan, which has been approved by the Government of Indonesia, is designed to minimize these impacts, although we cannot assure that it will do so.

     Our environmental management programs, which include independent external environmental audits, are designed to manage and minimize the impact on the environment. We have expended significant financial and managerial resources to comply with Indonesian environmental regulations and permitting and approval requirements, and anticipate that we will continue to do so in the future. If there are changes in Indonesian environmental laws, or unanticipated environmental impacts from our operations, we could be required to incur significant additional costs.

We have guaranteed an obligation of an Indonesian entity, and have lent funds to the entity, and the value of the entity's assets may not be sufficient to cover the debts.

     As discussed in our Securities and Exchange Commission filings, in 1997 we guaranteed a $254 million loan from a commercial bank to Nusamba. Nusamba borrowed the funds to purchase stock in PT Indocopper Investama Corporation (PT Indocopper Investama), a company whose only significant asset is
9.36 percent of PT Freeport Indonesia's stock, for $315 million. Nusamba owns approximately 51 percent of PT Indocopper Investama's stock and we own approximately 49 percent. The loan is secured by a pledge of the PT Indocopper Investama stock owned by Nusamba and is due in March 2002. We also agreed to lend Nusamba any amounts necessary to cover shortfalls between the interest payments on the loan and the dividends received by Nusamba on the PT Indocopper Investama stock. At December 31, 1999, we had loaned Nusamba $43.7 million, due March 2002, for this purpose.

     The PT Indocopper Investama stock is the only significant asset of Nusamba, and the estimated fair market value of the stock is currently significantly below the $297.7 million aggregate principal amount of the loans. Our estimate of the fair market value of PT Indocopper Investama's stock is based on the current market value of our common stock. If Nusamba does not pay the loans when due, and we are obligated to pay the loan to the commercial bank, we will seek to recover the PT Indocopper Investama stock as provided by the financing documents, which are governed by Indonesian law.

Movements in foreign currency exchange rates could have a negative effect on our operating results.

     All of our revenues are denominated in United States dollars. However, some of our costs and some of our asset and liability accounts are denominated in Indonesian rupiah, Australian dollars or Spanish pesetas. Generally, our results are adversely affected when the U.S. dollar weakens against these foreign currencies and positively affected when the U.S. dollar strengthens against these foreign currencies. Since 1997, the Indonesian rupiah exchange rate has been volatile. From time to time we have in the past and may in the future implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. Our hedging strategies may, however, not be successful, and any of our unhedged foreign exchange payment requirements will continue to be subject to market fluctuations.

Because we are primarily a holding company, our ability to pay our debts and to pay dividends on our preferred and common stock depends upon the ability of our subsidiaries to pay us dividends and to advance us funds. In addition, our ability to participate in any distribution of our subsidiaries' assets is generally subject to the prior claims of the subsidiaries' creditors.

     Because we conduct business primarily through our subsidiaries, our ability to pay our debts and to pay dividends on our preferred and common stock depends upon the earnings and cash flow of our subsidiaries and their ability to pay us dividends and to advance us funds. Contractual and legal restrictions applicable to our subsidiaries could also limit our ability to obtain cash from them. Our rights to participate in any distribution of our subsidiaries' assets upon their liquidation, reorganization or insolvency would generally be subject to the prior claims of the subsidiaries' creditors, including trade creditors and preferred stockholders, if any.

Item 3.  Legal Proceedings.

Yosefa Alomang v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-9962 (Orleans Civ. Dist. Ct. La. filed June 19, 1996). The plaintiff alleges environmental, human rights and social/cultural violations in Indonesia and seeks unspecified monetary damages and other equitable relief. In February 1997, the Civil District Court of the Parish of Orleans, State of Louisiana dismissed this purported class action for lack of subject matter jurisdiction because the alleged conduct and damages occurred in Indonesia. In March 1998, the Louisiana Fourth Circuit Court of Appeal reversed the trial court's dismissal and found that subject matter jurisdiction existed over some claims. In July 1998, the Louisiana Supreme Court denied without comment our writ application in which we sought a review of the Fourth Circuit's earlier ruling. The plaintiff has amended its complaint. We have additional legal defenses to the action that we are pursuing. We will continue to defend this action vigorously.

     In addition to the foregoing proceedings, we are involved from time to time in various legal proceedings of a character normally incident to the ordinary course of our business. We believe that potential liability in such proceedings would not have a material adverse effect on our financial condition or results of operations. We maintain liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of our business as well as other insurance coverage customary in our business, with coverage limits that we deem prudent.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant.

     Certain information as of March 1, 2000 about our executive officers, including their position or office with FCX, PT
Freeport Indonesia and Atlantic Copper, is set forth in the following table and accompanying text:

Name                    Age   Position or Office
----                    ---   -------------------
Richard C. Adkerson      53   President and Chief Operating
                              Officer of FCX.  Director and
                              Executive Vice President of PT
                              Freeport Indonesia.  Chairman of
                              Atlantic Copper.

Michael J. Arnold        47   Senior Vice President of FCX.
                              Director and Executive Vice
                              President of PT Freeport Indonesia.

Stephen M. Jones         41   Senior Vice President, Chief
                              Financial Officer and Secretary of
                              FCX.  Director and Executive Vice
                              President of PT Freeport Indonesia.
                              Director of Atlantic Copper.

W. Russell King          50   Senior Vice President of FCX.

Adrianto Machribie       58   President Director of PT Freeport
                              Indonesia.

John A. Macken           48   Senior Vice President of FCX.
                              Executive Vice President of PT
                              Freeport Indonesia.

James R. Moffett         61   Director, Chairman of the
                              Board and Chief Executive Officer
                              of FCX.  President Commissioner of
                              PT Freeport Indonesia.

Paul S. Murphy           56   Senior Vice President of FCX.
                              Commissioner of PT Freeport Indonesia.

Steven D. Van Nort       59   Senior Vice President of FCX.
                              Director and Executive Vice
                              President of PT Freeport Indonesia.

Richard C. Adkerson has served as FCX's President and Chief Operating Officer since April 1997. Mr. Adkerson is also Executive Vice President and a director of PT Freeport Indonesia, Chairman of Atlantic Copper, and Co-Chairman of the Board, President and Chief Executive Officer of McMoRan Exploration Co. (McMoRan). From April 1994 to November 1998 he was Co-Chairman of the Board and Chief Executive Officer of McMoRan Oil & Gas Co. (McMoRan Oil & Gas), and from November 1997 to November 1998 he was Vice Chairman of the Board of Freeport-McMoRan Sulphur Inc. (Freeport Sulphur). Mr. Adkerson served as Executive Vice President of FCX from July 1995 to April 1997, as Senior Vice President from February 1994 to July 1995 and as Chief Financial Officer from July 1995 to November 1998. He also served as Chairman of the Board of Stratus Properties Inc., a real estate development company, from March 1992 to August 1998, as President from August 1995 to May 1996 and as Chief Executive Officer from August 1995 to May 1998. Mr. Adkerson served as Vice Chairman of the Board of Freeport-McMoRan Inc. until December 1997 and as Senior Vice President and Chief Financial Officer of Freeport-McMoRan Inc. from May 1992 to August 1995.

Michael J. Arnold has served as Senior Vice President of FCX since November 1996. Mr. Arnold is also Executive Vice President and a director of PT Freeport Indonesia, and Senior Vice President of McMoRan. From July 1994 to November 1996, Mr. Arnold was Vice President and Controller - Operations of FCX.
Mr. Arnold also served as a Senior Vice President of Freeport-McMoRan Inc. from November 1996 until December 1997. From October 1991 to November 1996, he was Vice President of Freeport-McMoRan Inc., serving as Controller - Operations from May 1993 to November 1996.

Stephen M. Jones has served as Senior Vice President and Chief Financial Officer of FCX since November 1998 and as Secretary since February 2000. Mr. Jones has also served as Executive Vice President and a director of PT Freeport Indonesia since December 1994.

W. Russell King has served as Senior Vice President of FCX since
July 1994.  Mr. King served as Senior Vice President of Freeport-
McMoRan Inc. from November 1993 to December 1997.

Adrianto Machribie has served as President Director of PT
Freeport Indonesia since March 1996.  From September 1992 to
March 1996, Mr. Machribie was a director and Executive Vice
President of PT Freeport Indonesia.

John A. Macken has served as Senior Vice President of FCX since December 1997. He is also Executive Vice President of PT Freeport Indonesia. From April 1996 to December 1997, Mr. Macken was a Vice President of FCX. From April 1995 to March 1996, Mr. Macken served as a director of PT Freeport Indonesia and from April 1993 to April 1995, he served as a Vice President of PT Freeport Indonesia.

James R. Moffett has served as Chairman of the Board and Chief Executive Officer of FCX since July 1995 and has served as Chairman of the Board of FCX since May 1992. He is also President Commissioner of PT Freeport Indonesia and Co-Chairman of the Board of McMoRan. From November 1994 to November 1998 he was Co-Chairman of the Board of McMoRan Oil & Gas and from November 1997 to November 1998 he was Co-Chairman of the Board of Freeport Sulphur. Mr. Moffett served as Chairman of the Board of Freeport-McMoRan Inc. from September 1982 to December 1997.

Paul S. Murphy has served as Senior Vice President of FCX since March 1998. Mr. Murphy has also served as a Commissioner of PT Freeport Indonesia since May 1998. Mr. Murphy served as a director and Executive Vice President of PT Freeport Indonesia from September 1992 to May 1998.

Steven D. Van Nort has served as Senior Vice President of FCX since December 1997. Mr. Van Nort has served as director since May 1997 and Executive Vice President of PT Freeport Indonesia since June 1997. From March 1995 to December 1997, Mr. Van Nort was a Vice President of FCX and from June 1992 to June 1997, he served as a Senior Vice President of PT Freeport Indonesia.

PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

     The information set forth under the captions "FCX Class A Common Shares," "FCX Class B Common Shares" and "Common Share Dividends," on the inside back cover of our 1999 Annual Report is incorporated herein by reference. As of March 8, 2000, there were 7,110 and 11,590 holders of record of our Class A and Class B common stock, respectively.

Item 6.  Selected Financial Data.

     The information set forth under the caption "Selected
Financial and Operating Data," on pages 18 and 19 of our Annual
Report is incorporated herein by reference.

                                          Years Ended December 31,
                                    ------------------------------------
                                    1995   1996    1997     1998    1999
                                    ----   ----    ----     ----    ----
Ratio of earnings to fixed charges  5.9x   4.5x    3.8x     2.5x    2.9x
Ratio of earnings to fixed charges
  and preferred stock dividends     3.0x   2.6x    2.8x     1.9x    2.2x

     For the ratio of earnings to fixed charges calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest. For the ratio of earnings to fixed charges and preferred stock dividends calculation, we assumed that our preferred stock dividend requirements were equal to the pre-tax earnings that would be required to cover those dividend requirements. We computed those pre-tax earnings using actual tax rates for each year.

Items 7.  and 7A.  Management's Discussion and Analysis of
Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk.

     The information set forth under the caption "Management's
Discussion and Analysis" on pages 20 through 30, as well as the "Working Toward Sustainable Development" report on pages 6 through 17, of our 1999 Annual Report, are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     Our financial statements and the notes thereto appearing on pages 31 through 51, the report thereon of Arthur Andersen LLP appearing on page 51, and the report of management on page 30 of our 1999 Annual Report are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     Not applicable.

PART III

Items 10.  Directors and Executive Officers of the Registrant.

     The information set forth under the caption "Information
About Nominees and Directors" of our Proxy Statement submitted to our stockholders in connection with our 2000 Annual Meeting to be held on May 4, 2000 is incorporated herein by reference.

Items 11.  Executive Compensation.

     The information set forth under the captions "Director Compensation" and "Executive Officer Compensation" of our Proxy Statement submitted to our stockholders in connection with our 2000 Annual Meeting to be held on May 4, 2000 is incorporated herein by reference.

Items 12.  Security Ownership of Certain Beneficial Owners and
Management.

     The information set forth under the captions "Stock
Ownership of Directors and Executive Officers" and "Stock
Ownership of Certain Beneficial Owners" of our Proxy Statement submitted to our stockholders in connection with our 2000 Annual
Meeting to be held on May 4, 2000 is incorporated herein by reference.

Items 13.  Certain Relationships and Related Transactions.

     The information set forth under the caption "Certain
Transactions" of our Proxy Statement submitted to our stockholders in connection with our 2000 Annual Meeting to be held on May 4, 2000 is incorporated herein by reference.

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

(b).      Reports on Form 8-K.

     During the last quarter of the period covered by this report, we did not file any Current Reports on Form 8-K.

                              SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2000.

                                   Freeport-McMoRan Copper & Gold Inc.



                                   By:   /s/ James R. Moffett
                                        ----------------------------
                                        James R. Moffett
                                        Chairman of the Board and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2000.


          Signatures


                                   Chairman of the Board, Chief Executive
       /s/James R. Moffet          Officer and Director (Principal
       -------------------         Executive Officer)
          James R. Moffett


                  *                President and Chief Operating Officer
          -------------------
          Richard C. Adkerson

                                   Senior Vice President, Chief Financial
                                   Officer and Secretary (Principal Financial
                  *                Officer)
          ----------------
          Stephen M. Jones

                                   Vice President and Controller-Financial
                  *                Reporting (Principal Accounting Officer)
          ------------------
          C. Donald Whitmire


                  *                Director
          -------------------
          Robert W. Bruce III


                  *                Director
          -----------------
          R. Leigh Clifford


                  *                Director
           -------------
           Robert A. Day


                  *                Director
          --------------
          Gerald J. Ford

                  *                Director
          --------------------
          H. Devon Graham, Jr.



                  *                Director
         ----------------------
         Oscar Y. L. Groeneveld


                  *                Director
         -------------------
         J. Bennett Johnston


                  *                Director
         ------------------
         Henry A. Kissinger


                  *                Director
          ----------------
          Bobby Lee Lackey


                  *                Director
         -----------------
         Rene L. Latiolais


                  *                Director
       ---------------------
       Gabrielle K. McDonald


                  *                Director
          ----------------
          George A. Mealey


                  *                Director
         -----------------
         B. M. Rankin, Jr.


                  *                Director
         -----------------
         J. Taylor Wharton



*By: /s/ James R. Moffett
    ----------------------
     James R. Moffett
     Attorney-in-Fact

               FREEPORT-McMoRan COPPER & GOLD INC.
                  INDEX TO FINANCIAL STATEMENTS

     Our financial statements and the notes appearing on pages 35 through 51, and the report of Arthur Andersen LLP appearing on page 51 of our 1999 Annual Report to stockholders are incorporated herein by reference.

     The financial statements in schedule I listed below should be read in conjunction with our financial statements in our 1999
Annual Report to stockholders.


                                                               Page
Report of Independent Public Accountants                       F-1
Schedule I-Condensed Financial Information of Registrant       F-2
Schedule II-Valuation and Qualifying Accounts                  F-3

     Schedules other than the ones listed above have been omitted since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.



            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 included in Freeport-McMoRan Copper & Gold Inc.'s Annual Report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 18, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                       Arthur Andersen LLP
New Orleans, Louisiana,
  January 18, 2000


               FREEPORT-McMoRan COPPER & GOLD INC.
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         BALANCE SHEETS


                                                  December 31,
                                          --------------------------
                                             1999            1998
                                          ----------      ----------
                                                 (In Thousands)
Assets:
Cash and cash equivalents                 $      832      $      802
Interest receivable                            7,746           7,996
Due from affiliates                           16,862          41,766
Notes receivable from PT Freeport Indonesia  779,991         832,492
Note receivable from Nusamba                  43,702          25,438
Investment in PT Freeport Indonesia
 and PT Indocopper Investama                 824,513         610,234
Investment in Atlantic Copper                 97,518          51,418
Other assets                                  41,616          43,118
                                          ----------      ----------
Total assets                              $1,812,780      $1,613,264
                                          ==========      ==========

Liabilities and Stockholders' Equity:
Accounts payable and accrued liabilities  $   23,173      $   17,300
Long-term debt                             1,060,411         967,251
Other liabilities and deferred credits         -               2,457
Deferred income taxes                         44,809          22,833
Redeemable preferred stock                   487,507         500,007
Stockholders' equity                         196,880         103,416
                                          ----------      ----------
Total liabilities and
 stockholders' equity                     $1,812,780      $1,613,264
                                          ==========      ==========

                      STATEMENTS OF INCOME

                                                  Years Ended December 31,
                                               -----------------------------
                                                 1999        1998      1997
                                               ---------   --------  --------
                                                        (In Thousands)
Income from investment in PT Freeport
  Indonesia and PT Indocopper Investama,
  net of PT Freeport Indonesia tax provision   $237,630    $211,232  $218,752
Net income from investment in Atlantic Copper     4,066a      4,674     3,391
Intercompany charges and eliminations           (27,505)a,b  (7,700)b  53,117b
Exploration expenses                             (7,079)     (8,958)  (11,198)
General and administrative expenses              (8,643)     (7,082)   (8,855)
Depreciation and amortization                    (4,468)     (4,384)   (3,873)
Interest expense, net                           (76,246)    (66,141)  (59,626)
Interest income on PT Freeport Indonesia
  notes receivable:
  Promissory notes                               28,461      29,273    47,219
  8.235% debenture                                  -         8,101    11,723
  Step-up debenture                                 -           -       3,083
  Gold and silver production payment loans       17,568      19,212    20,451
Other income (expense), net                        (379)      1,326       878
Provision for income taxes                      (26,938)    (25,705   (29,954)
                                               --------    --------  --------
Net income                                      136,467     153,848   245,108
Preferred dividends                             (35,680)    (35,531)  (36,567)
                                               --------    --------  --------
                                               $100,787    $118,317  $208,541
                                               ========    ========  ========

a. Includes $23.0 million for the forgiveness of an intercompany receivable from Atlantic Copper.
b. Includes amounts for deferral of intercompany profit totaling $(4.5) million in 1999, $(7.7) million in 1998 and $9.3 million in 1997. The 1997 amount includes $43.8 million for intercompany charges related to stock-based incentive compensation.

The footnotes to the consolidated financial statements of FCX contained in FCX's 1999 Annual Report to stockholders incorporated by reference herein are an integral part of these statements.


               FREEPORT-McMoRan COPPER & GOLD INC.
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     STATEMENTS OF CASH FLOW

                                              Years Ended December 31,
                                           ------------------------------
                                            1999        1998      1997
                                           --------   --------   --------
                                                (In Thousands)
Cash flow from operating activities:
Net income                                 $136,467   $153,848   $245,108
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Income from investment in PT Freeport
   Indonesia and PT Indocopper Investama   (237,630)  (211,232)  (218,293)
  Deferred income taxes                      21,976     16,613      1,400
  Net income from investment in
   Atlantic Copper                           (4,066)    (4,674)    (3,391)
  Elimination of intercompany profit          4,457      7,700     (9,271)
  Dividends received from PT Freeport
   Indonesia and PT Indocopper Investama     18,361     48,832    205,092
  Depreciation and amortization               4,468      4,384      3,873
Decrease (increase) in interest
 receivable and due from affiliates          25,936     50,933    (44,358)
Increase (decrease) in accounts
 payable and accrued liabilities              2,320     (1,699)    (1,898)
Other                                           776      3,208      7,536
                                           --------   --------   --------
Net cash provided by (used in)
 operating activities                       (26,935)    67,913    185,798
                                           --------   --------   --------

Cash flow from investing activities:
Investment in Atlantic Copper               (40,000)       -          -
Other                                        (2,403)    (9,583)   (11,895)
                                           --------   --------   --------
Net cash used in investing activities       (42,403)    (9,583)   (11,895)
                                           --------   --------   --------

Cash flow from financing activities:
Cash dividends paid:
  Class A common stock                          -      (14,157)   (73,309)
  Class B common stock                          -      (21,225)  (105,032)
  Step-up convertible preferred stock       (24,500)   (24,500)   (24,642)
Mandatory redeemable preferred stock        (13,520)   (14,657)   (15,901)
Proceeds from debt                          104,673    161,506    180,000
Repayment of debt                           (11,514)   (19,504)   (17,310)
Partial redemption of preferred stock       (11,946)       -          -
Repayment from PT Freeport Indonesia         51,946    150,000    325,320
Loans to Nusamba                            (18,264)   (17,824)    (7,614)
Purchase of FCX common shares                (7,921)  (259,213)  (438,388)
Other                                           414        545      4,232
                                           --------   --------   --------
Net cash provided by (used in)
 financing activities                        69,368    (59,029)  (172,644)
Net increase (decrease) in cash and cash
 equivalents                                     30       (699)     1,259
Cash and cash equivalents at beginning
 of year                                        802      1,501        242
                                           --------   --------   --------
Cash and cash equivalents at end of year   $    832   $    802   $  1,501
                                           ========   ========   ========

Interest paid                              $ 76,804   $ 68,950   $ 59,798
                                           ========   ========   ========
Taxes paid                                 $  5,281   $  8,629   $ 28,286
                                           ========   ========   ========

The footnotes to the consolidated financial statements of FCX contained in FCX's 1999 Annual Report to stockholders incorporated by reference herein are an integral part of these statements.


               FREEPORT-McMoRan COPPER & GOLD INC.
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                         Additions
                                    ---------------------
                        Balance at  Charged to Charged to   Other     Balance at
                         Beginning  Costs and     Other      Add       End of
                         of Period   Expense    Accounts   (Deduct)    Period
                         ---------- ---------   --------  ---------    ---------
                                       (In Thousands)
Reserves and allowances
  deducted from asset
  accounts:
1999
----
Materials and supplies
  reserves                  $24,633   $ 1,500    $  -      $(7,382)a   $ 18,751
Allowance for uncollectible
  value-added taxes           5,491       -         -          -          5,491

1998
----
Materials and supplies
  reserves                   29,513     3,000       -       (7,880)a     24,633
Allowance for uncollectible
  value-added taxes           3,825       833      833         -          5,491

1997
----
Materials and supplies
  reserves                   19,340    12,000       -       (1,827)a     29,513
Allowance for uncollectible
  value-added taxes           5,337     1,809      289      (3,610)b      3,825

Reclamation and mine
    shutdown reserves:

1999
----
PT Freeport Indonesia      $  9,229   $ 4,856    $  -      $    -       $14,085

1998
----
PT Freeport Indonesia         5,466     3,763       -           -         9,229

1997
----
PT Freeport Indonesia           500     4,966       -           -         5,466


a. Primarily represents write-offs of obsolete materials and supplies inventories.
b.  Represents write-offs of uncollectible amounts.

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

4.3 Form of Step-Up Depositary Receipt. Incorporated by reference to Exhibit 4.6 to the FCX 1993 Form 10-K.

4.4  Certificate off Designations of the Gold-Denominated
     Preferred Stock of FCX.  Incorporated by reference to
     Exhibit 4.3 to the FCX 1995 Second Quarter Form 10-Q.

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

                   Freeport-McMoRan Copper & Gold Inc.
                            EXHIBIT INDEX

Exhibit
Number                      Description
-------                     -----------
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

4.12 Form of Silver-Denominated Depositary Receipt. Incorporated by reference to Exhibit 4.1 to the July 15, 1994, Form 8-A.

4.13 $550 million Composite Restated Credit Agreement dated as of July 17, 1995 (the PT Freeport Indonesia Credit Agreement) among PT Freeport Indonesia, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT Freeport Indonesia Trustee, Chemical Bank, as administrative agent and FCX collateral agent, and The Chase Manhattan Bank (National Association), as documentary agent. Incorporated by reference to Exhibit 4.16 to the Annual Report of FCX on Form 10-K for the year ended December 31, 1995 (the FCX 1995 Form 10-K).

4.14 Amendment dated as of July 15, 1996 to the PT Freeport Indonesia Credit Agreement among PT Freeport Indonesia, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT Freeport Indonesia Trustee, Chemical Bank, as administrative agent and FCX collateral agent, and The Chase Manhattan Bank (National Association), as documentary agent. Incorporated by reference to Exhibit 4.2 to the Quarterly Report of FCX on Form 10-Q for the quarter ended September 30, 1996 (the FCX 1996 Third Quarter Form 10-Q).

4.15 Amendment dated as of October 9, 1996 to the PT Freeport Indonesia Credit Agreement among PT Freeport Indonesia, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT Freeport Indonesia Trustee, The Chase Manhattan Bank (formerly Chemical Bank), as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank (as successor to The Chase Manhattan Bank (National Association)), as documentary agent. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of FCX dated and filed November 13, 1996 (the FCX November 13, 1996 Form 8-K).

4.16 Amendment dated as of March 7, 1997 to the PT Freeport Indonesia Credit Agreement among PT Freeport Indonesia, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT Freeport Indonesia Trustee, The Chase Manhattan Bank, as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank, as documentary agent. Incorporated by reference to Exhibit 4.16 to the Annual Report of FCX on Form 10-K for the year ended December 31, 1997 (the FCX 1997 Form 10-K).

4.17 Amendment dated as of July 24, 1997 to the PT Freeport Indonesia Credit Agreement among PT Freeport Indonesia, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT Freeport Indonesia Trustee, The Chase Manhattan Bank, as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank, as documentary agent. Incorporated by reference to Exhibit 4.17 to the FCX 1997 Form 10-K.

                   Freeport-McMoRan Copper & Gold Inc.
                            EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------
4.18 $200 million Credit Agreement dated as of June 30, 1995 (the
     CDF) among PT Freeport Indonesia, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT Freeport Indonesia Trustee, Chemical Bank, as administrative agent and FCX collateral agent, The Chase Manhattan Bank (National Association), as documentary agent. Incorporated by reference to Exhibit 4.2 to the FCX 1995 Third Quarter Form 10-Q.

4.19 Amendment dated as of July 15, 1996 to the CDF among PT Freeport Indonesia, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT Freeport Indonesia Trustee, Chemical Bank, as administrative agent and FCX collateral agent, and The Chase Manhattan Bank (National Association), as documentary agent. Incorporated by reference to Exhibit 4.1 to the FCX 1996 Third Quarter Form 10-Q.

4.20 Amendment dated as of October 9, 1996 to the CDF among PT Freeport Indonesia, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PTFreeport Indonesia Trustee, The Chase Manhattan Bank (formerly Chemical Bank), as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank (as successor to The Chase Manhattan Bank (National Association)), as documentary agent. Incorporated by reference to Exhibit 10.1 to the FCX November 13, 1996 Form 8-K.

4.21 Amendment dated as of March 7, 1997 to the CDF among PT Freeport Indonesia, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT Freeport Indonesia Trustee, The Chase Manhattan Bank, as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank, as documentary agent. Incorporated by reference to Exhibit
     4.21 to the FCX 1997 Form 10-K.

4.22 Amendment dated as of July 24, 1997 to the CDF among PT Freeport Indonesia, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT Freeport Indonesia Trustee, The Chase Manhattan Bank, as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank, as documentary agent. Incorporated by reference to Exhibit
     4.22 to the FCX 1997 Form 10-K.

4.23 Senior Indenture dated as of November 15, 1996 from FCX to The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated November 13, 1996 and filed November 15, 1996.

4.24 First Supplemental Indenture dated as of November 18, 1996 from FCX to The Chase Manhattan Bank, as Trustee, providing for the issuance of the Senior Notes and supplementing the Senior Indenture dated November 15, 1996 from FCX to such Trustee, providing for the issuance of Debt Securities. Incorporated by reference to Exhibit 4.20 to the FCX 1996 Form 10-K.

10.1 Contract of Work dated December 30, 1991 between the
     Government of the Republic of Indonesia and PT Freeport
     Indonesia. Incorporated by reference to Exhibit 10.2 to the FCX 1995 Form 10-K.

10.2 Contract of Work dated August 15, 1994 between the
     Government of the Republic of Indonesia and PT Irja Eastern
     Minerals Corporation.  Incorporated by reference to Exhibit
     10.2 to the FCX 1995 Form 10-K.

10.3 Agreement dated as of October 11, 1996 to Amend and Restate Trust Agreement among PT Freeport Indonesia, FCX, the RTZ Corporation PLC, P.T. RTZ-CRA Indonesia, RTZ Indonesian Finance Limited and First Trust of New York, National Association, and The Chase Manhattan Bank, as Administrative Agent, JAA Security Agent and Security Agent. Incorporated by reference to Exhibit 10.3 to the FCX November 13, 1996 Form 8-K.

                 Freeport-McMoRan Copper & Gold Inc.
                            EXHIBIT INDEX

Exhibit
Number                      Description
-------                     -----------
10.4 Credit Agreement dated October 11, 1996 between PT Freeport
     Indonesia and RTZ Indonesian Finance Limited. Incorporated by reference to Exhibit 10.4 to the FCX November 13, 1996
     Form 8-K.

10.5 Participation Agreement dated as of October 11, 1996 between
     PT Freeport Indonesia and P.T. RTZ-CRA Indonesia with respect to a certain contract of work. Incorporated by reference to Exhibit 10.5 to the FCX November 13, 1996 Form
     8-K.

10.6 Second Amended and Restated Joint Venture and Shareholders'
     Agreement dated as of December 11, 1996 among Mitsubishi
     Materials Corporation, Nippon Mining and Metals Company,
     Limited and PT Freeport Indonesia. Incorporated by reference to Exhibit 10.3 of the FCX 1996 Form 10-K.

10.7 Put and Guaranty Agreement dated as of March 21, 1997 between FCX and The Chase Manhattan Bank. Incorporated by reference to Exhibit 10.7 to the FCX 1997 Form 10-K.

10.8 Subordinated Loan Agreement dated as of March 21, 1997 between FCX and PT Nusamba Mineral Industri. Incorporated by reference to Exhibit 10.8 to the FCX 1997 Form 10-K.

10.9 Amended and Restated Power Sales Agreement dated as of
     December 18, 1997 between PT Freeport Indonesia and P.T.
     Puncakjaya Power. Incorporated by reference to Exhibit 10.9 to the FCX 1997 Form 10-K.

10.10Option, Mandatory Purchase and Right of First Refusal
     Agreement dated as of December 19, 1997 among PT Freeport Indonesia, P.T. Puncakjaya Power, Duke Irian Jaya, Inc., Westcoast Power, Inc. and P.T. Prasarana Nusantara Jaya. Incorporated by reference to Exhibit 10.10 to the FCX 1997 Form 10-K.

     Executive Compensation Plans and Arrangements (Exhibits
10.11 through 10.33)

10.11Annual Incentive Plan of FCX as amended effective
     February 2, 1999.  Incorporated by reference to Exhibit
     10.11 to the 1998 FCX Form 10-K.


10.121995 Long-Term Performance Incentive Plan of FCX.
     Incorporated by reference to Exhibit 10.9 to the FCX 1996
     Form 10-K.

10.13FCX Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to
     Exhibit 10.13 to the 1998 FCX Form 10-K.

10.14FCX President's Award Program. Incorporated by reference to Exhibit 10.8 to the FCX 1995 Form 10-K.


10.15FCX Adjusted Stock Award Plan, as amended.
     Incorporated by reference to Exhibit 10.15 to the  1997 FCX
     Form 10-K.

10.16FCX 1995 Stock Option Plan. Incorporated by reference to Exhibit 10.13 to the FCX 1996 Form 10-K.

10.17FCX 1995 Stock Option Plan for Non-Employee Directors, as amended. Incorporated by reference to Exhibit 10.17 to the FCX 1997 Form 10-K.

10.18FCX 1999 Stock Incentive Plan.  Incorporated by reference to
     Exhibit 10.18 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 1999.

10.19FCX 1999 Long-Term Performance Incentive Plan.

10.20Financial Counseling and Tax Return Preparation and
     Certification Program of FCX.  Incorporated by reference to
     Exhibit 10.12 to the FCX 1995 Form 10-K.

                    Freeport-McMoRan Copper & Gold Inc.
                            EXHIBIT INDEX


Exhibit
Number                      Description
-------                     -----------
10.21FM Services Company Performance Incentive Awards
     Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.19 to the 1998 FCX Form 10-K.

10.22FM Services Company Financial Counseling and Tax Return
     Preparation and Certification Program. Incorporated by reference to Exhibit 10.14 to the FCX 1995 Form 10-K.

10.23Consulting Agreement dated as of December 22, 1988 between FTX and Kissinger Associates, Inc. (Kissinger
     Associates). Incorporated by reference to Exhibit 10.21 to the FCX 1997 Form 10-K.

10.24Letter Agreement dated May 1, 1989 between FTX and Kent
     Associates, Inc. (Kent Associates, predecessor in interest to Kissinger Associates). Incorporated by reference to
     Exhibit 10.22 to the FCX 1997 Form 10-K.

10.25Letter Agreement dated January 27, 1997 among Kissinger
     Associates, Kent Associates, FTX, FCX and FMS. Incorporated by reference to Exhibit 10.20 to the FCX 1996 Form 10-K.

10.26Agreement for Consulting Services between FTX and B. M.
     Rankin, Jr. effective as of January 1, 1991 (assigned to FMS as of January 1, 1996). Incorporated by reference to Exhibit
     10.24 to the FCX 1997 Form 10-K.

10.27Supplemental Agreement between FMS and B. M. Rankin Jr.
     dated December 15, 1997.  Incorporated by reference to
     Exhibit 10.25 to the FCX 1997 Form 10-K.

10.28Supplemental Agreement between FMS and B.M. Rankin Jr.
     dated December 7, 1998. Incorporated by reference to Exhibit
     10.26 to the 1998 FCX Form 10-K.


10.29Letter Agreement effective as of January 7, 1997 between Senator J. Bennett Johnston, Jr. and FMS.
     Incorporated by reference to Exhibit 10.25 of the FCX 1996
     Form 10-KK.

10.30Supplemental Letter Agreement dated November 30, 1999 between J. Bennett Johnston, Jr. and FMS.

10.31Letter Agreement dated January 25, 1999 between FMS and
     Rene L. Latiolais.  Incorporated by reference to Exhibit
     10.30 to the 1998 FCX Form 10-K.


10.32Supplemental Letter Agreement dated August 4, 1999 between FMS and Rene L. Latiolais.

10.33Letter Agreement dated November 1, 1999 between FMS and
     Gabrielle K. McDonald.

10.34Concentrate Purchase and Sales Agreement dated effective
     December 11, 1996 between PT Freeport Indonesia and P T
     Smelting.

12.1 FCX Computation of Ratio of Earnings to Fixed Charges.

13.1 Those portions of the 1999 Annual Report to stockholders of FCX that are incorporated herein by reference.

21.1 Subsidiaries of FCX.

23.1 Consent of Arthur Andersen LLP.

23.2 Consent of Independent Mining Consultants, Inc.

               Freeport-McMoRan Copper & Gold Inc.
                            EXHIBIT INDEX

Exhibit
Number                     Description
-------                    -----------
24.1 Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

24.2 Powers of Attorney signed on behalf of certain officers and directors of FCX.

27.1 FCX Financial Data Schedule.