Form 10-Q
period 2000-03-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2000-05-15
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended March 31, 2000



                     Commission File Number: 1-9916



                  Freeport-McMoRan Copper & Gold Inc.



  Incorporated in Delaware                    74-2480931
                                 (IRS Employer Identification No.)


         1615 Poydras Street, New Orleans, Louisiana  70112


Registrant's telephone number, including area code: (504) 582-4000





	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

On March 31, 2000, there were issued and outstanding 62,300,723 shares of the registrant's Class A Common Stock, par value $0.10 per share, and 97,701,174 shares of its Class B Common Stock, par value $0.10 per share.



              FREEPORT-McMoRan COPPER & GOLD INC.

                     TABLE OF CONTENTS




                                                       Page
Part I.  Financial Information

Financial Statements:

	Condensed Balance Sheets				 	                         	3

	Statements of Income    						                          4

	Statements of Cash Flow					                        	   5

	Notes to Financial Statements				                      	6

  Remarks									                                      	8

  Report of Independent Public Accountants               8

  Management's Discussion and Analysis of Financial
    Condition	and Results of Operations					             9

Part II.  Other Information						                       18

Signature 							    			                                19

Exhibit Index									                                 E-1

                FREEPORT-McMoRan COPPER & GOLD INC.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                   FREEPORT-McMoRan COPPER & GOLD INC.
                  CONDENSED BALANCE SHEETS (Unaudited)

                                                March 31,   December 31,
                                                  2000         1999
                                              -----------   ------------
                                                    (In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents                   $     5,240   $     6,698
  Accounts receivable                             148,684       172,762
  Inventories                                     370,257       368,125
  Prepaid expenses and other                       14,999        16,869
                                              -----------   -----------
    Total current assets                          539,180       564,454
Property, plant and equipment, net              3,325,439     3,363,291
Investment in PT Smelting                          74,028        66,070
Other assets                                       85,821        89,101
                                              -----------   -----------
Total assets                                  $ 4,024,468   $ 4,082,916
                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities    $   382,318   $   357,574
  Current portion of long-term debt and
     short-term borrowings                        105,527       114,789
  Accrued income taxes                              4,127        42,704
                                              -----------   -----------
    Total current liabilities                     491,972       515,067
Long-term debt, less current portion:
  FCX and PT Freeport Indonesia credit
    facilities                                    730,000       648,000
  Senior notes                                    570,000       570,000
  Infrastructure asset financings                 432,469       443,150
  Atlantic Copper debt                            194,379       230,212
  Equipment loans                                  62,860        65,656
  Rio Tinto loan                                      -          30,123
  Other notes payable                              48,161        46,329
Accrued postretirement benefits and
 other liabilities                                 98,578       114,677
Deferred income taxes                             571,506       553,394
Minority interests                                188,290       181,921
Redeemable preferred stock                        487,507       487,507
Stockholders' equity                              148,746       196,880
                                              -----------   -----------
Total liabilities and stockholders' equity    $ 4,024,468   $ 4,082,916
                                              ===========   ===========

The accompanying notes are an integral part of these financial statements.

                  FREEPORT-McMoRan COPPER & GOLD INC.
                  STATEMENTS OF INCOME (Unaudited)

                                         Three Months Ended
                                              March 31,
                                       ----------------------
                                          2000         1999
                                       ---------    ---------
                                        (In Thousands, Except
                                          Per Share Amounts)
Revenues                               $ 467,592    $ 415,836
Cost of sales:
Production and delivery                  260,072      189,887
Depreciation and amortization             63,359       70,741
                                       ---------    ---------
  Total cost of sales                    323,431      260,628
Exploration expenses                       1,968        2,948
Equity in net (income) loss of
 PT Smelting                              (2,241)       7,523
General and administrative expenses       20,749       15,657
                                       ---------    ---------
  Total costs and expenses               343,907      286,756
                                       ---------    ---------
Operating income                         123,685      129,080
Interest expense, net                    (49,935)     (50,319)
Other expense, net                        (4,774)      (2,141)
                                       ---------    ---------
Income before income taxes and
     minority interests                   68,976       76,620
Provision for income taxes               (40,473)     (40,076)
Minority interests in net income of
  consolidated subsidiaries               (9,772)     (10,100)
                                       ---------    ---------
Net income                                18,731       26,444
Preferred dividends                       (9,490)      (8,734)
                                       ---------    ---------
Net income applicable to common stock  $   9,241    $  17,710
                                       =========    =========
Net income per share of common stock:
     Basic                                  $.06         $.11
                                            ====         ====
     Diluted                                $.06         $.11
                                            ====         ====
Average common shares outstanding:
     Basic                               161,323      164,017
                                         =======      =======
     Diluted                             162,544      164,017
                                         =======      =======

The accompanying notes are an integral part of these financial statements.

                  FREEPORT-McMoRan COPPER & GOLD INC.
                  STATEMENTS OF CASH FLOW (Unaudited)

                                                  Three Months Ended
                                                      March 31,
                                                ----------------------
                                                   2000         1999
                                                ---------    ---------
                                                   (In Thousands)
Cash flow from operating activities:
Net income                                      $  18,731    $  26,444
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation and amortization                    63,359       70,741
  Deferred income taxes                            20,374       19,735
  Equity in net (income) loss of PT Smelting       (2,241)       7,523
  Minority interests' share of net income           9,772       10,100
  Other                                             5,739        7,827
  (Increases) decreases in working capital:
    Accounts receivable                            21,010       82,908
    Inventories                                    (3,296)     (36,681)
    Prepaid expenses and other                      1,869       (1,248)
    Accounts payable and accrued liabilities       51,103      (22,219)
    Accrued income taxes                          (40,839)      (9,760)
                                                ---------    ---------
  Decrease in working capital                      29,847       13,000
                                                ---------    ---------
Net cash provided by operating activities         145,581      155,370
                                                ---------    ---------

Cash flow from investing activities:
PT Freeport Indonesia capital expenditures        (56,404)     (33,091)
Atlantic Copper capital expenditures               (1,464)      (1,882)
Investment in PT Smelting                          (5,717)         -
                                                ---------    ---------
Net cash used in investing activities             (63,585)     (34,973)
                                                ---------    ---------

Cash flow from financing activities:
Net repayments to Rio Tinto                       (42,029)     (69,631)
Proceeds from other debt                          151,934       59,118
Repayment of other debt                          (114,429)     (85,445)
Purchase of FCX common shares                     (60,649)      (7,765)
Cash dividends paid:
  Preferred stock                                  (9,508)      (9,592)
  Minority interests                               (3,946)      (2,990)
Other                                              (4,827)      (4,612)
                                                ---------    ---------
Net cash used in financing activities             (83,454)    (120,917)
                                                ---------    ---------
Net decrease in cash and cash equivalents          (1,458)        (520)
Cash and cash equivalents at beginning of year      6,698        5,877
                                                ---------    ---------
Cash and cash equivalents at end of period      $   5,240    $   5,357
                                                =========    =========

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                  NOTES TO FINANCIAL STATEMENTS

1.  	EARNINGS PER SHARE
Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the net effect of dilutive stock options, which represented 1.2 million shares in the first quarter of 2000. There were no dilutive stock options during the first quarter of 1999.

Options excluded from the computation of diluted net income per share of common stock, because their exercise prices were greater than the average market price of the common stock during the period, totaled options for 11.1 million shares (average exercise price of $21.98 per share) in the first quarter of 2000 and options for 14.2 million shares (average exercise price of $19.36 per share) in the first quarter of 1999. Convertible preferred stock outstanding was not included in the computation of diluted net income per share of common stock because including the conversion of these shares would have increased diluted net income per share of common stock. The preferred stock was convertible into 11.7 million shares of common stock and accrued dividends totaled $6.1 million in the first quarter of 2000 and $5.3 million in the first quarter of 1999.

2.	FINANCIAL CONTRACTS
At times, Freeport-McMoRan Copper & Gold Inc. (FCX) has entered into financial contracts to manage certain risks resulting from fluctuations in commodity prices (primarily copper and gold), foreign currency exchange rates and interest rates by creating offsetting exposures. Costs or premiums and gains or losses on the contracts, including closed contracts, are recognized with the hedged transaction. Also, gains or losses are recognized if the hedged transaction is no longer expected to occur or if deferral criteria are not met. FCX monitors its credit risk on an ongoing basis and considers this risk to be minimal because its contracts are with a diversified group of financially strong counterparties.
 FCX currently has no copper and gold price protection contracts relating to its mine production other than its gold-denominated preferred stock.

	At March 31, 2000, FCX had redeemable preferred stock indexed to commodities, open foreign currency forward contracts, open forward copper sales and purchase contracts related to its smelter operations and interest rate swap contracts. Redeemable preferred stock indexed to commodities is treated as a hedge of future production and is carried at its original issue value. As principal payments occur, differences between the carrying value and the payment are recorded as an adjustment to revenues.

	Atlantic Copper, S.A., a wholly owned subsidiary of FCX (Atlantic Copper), hedges a portion of its anticipated Spanish peseta cash outflows with foreign currency forward contracts. In April 2000, PT Freeport Indonesia, FCX's majority-owned subsidiary, also entered into contracts to hedge a portion of its anticipated Australian dollar cash outflows with foreign currency forward contracts. Changes in market value of foreign currency forward contracts which protect anticipated transactions are recognized in the period incurred. Atlantic Copper also enters into futures contracts to hedge its price risk whenever its physical purchases and sales pricing periods do not match, and whenever it extends the pricing terms on its copper sales. Gains and losses on these contracts are recognized with the hedged transaction. Atlantic Copper has interest rate swap contracts to limit the effect of increases in the interest rates on variable-rate debt. The costs associated with these contracts are amortized to interest expense over the terms of the agreements.

	In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities,"
(SFAS 133) which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB delayed SFAS 133's effective date by one year to fiscal years beginning after June 15, 2000 with earlier application permitted. FCX expects to adopt SFAS 133 effective January 1, 2001. Adoption is expected to require FCX to report other comprehensive income or loss items for changes in the fair value of financial instruments that qualify as hedges. FCX expects to be able to continue its current accounting for its redeemable preferred stock indexed to commodities under the provisions of SFAS 133 that allow such instruments issued before January 1, 1998 to be excluded from those instruments required to be adjusted for changes in their fair values.

3.	INTEREST COST
Interest expense excludes capitalized interest of $1.3 million in the first quarter of 2000 and $0.5 million in the first quarter of 1999.

4. BUSINESS SEGMENTS
FCX has two operating segments: "mining and exploration" and "smelting and refining." The mining and exploration segment includes the copper and gold mining operations of PT Freeport Indonesia in Indonesia and FCX's Indonesian exploration activities. The smelting and refining segment includes Atlantic Copper's operations in Spain and PT Freeport Indonesia's equity investment in PT Smelting in Gresik, Indonesia. The segment data presented below were prepared on the same basis as the consolidated FCX financial statements.

                                Mining  Smelting and	Eliminations  FCX
	                             Exploration Refining	  and Other    Total
                               ==========  ========  ========  =========
	                                         (In Thousands)
First Quarter of 2000
Revenues 	                     $ 	307,495a $224,887	 $(64,790) $  467,592
Production and delivery		         143,740		 211,350		 (95,018)	   260,072
Depreciation and amortization	    	55,062	   	7,180	   	1,117	     63,359
Exploration expenses		              1,570	      -    	   	398	     	1,968
Equity in PT Smelting income	        	-    		(2,241)b	    	-      	(2,241)
General and administrative
 expenses	                        	16,936		   2,317		   1,496     	20,749
                               ----------  --------  --------  ----------
Operating income              	$  	90,187 	$ 	6,281 	$	27,217	 $	 123,685
                               ==========  ========  ========  ==========
Interest expense, net	         $  	33,690 	$	 6,754	 $ 	9,491	 $	  49,935
                               ==========  ========  ========  ==========
Provision for income taxes	    $ 	 23,122 	$ 	1,464 	$	15,887	 $   40,473
                               ==========  ========  ========  ==========
Capital expenditures	          $	  56,272	 $	 7,181	 $	   132	 $	  63,585
                               ==========  ========  ========  ==========
Total assets                  	$3,332,880c	$680,661d	$	10,927	 $4,024,468

First Quarter of 1999
Revenues           	           $ 	316,875a $182,201	 $	(83,240) $  415,836
Production and delivery		         130,320	  164,360		 (104,793)   	189,887
Depreciation and amortization		    62,330	    7,294		    1,117    	 70,741
Exploration expenses		              2,483	     	-        		465	     	2,948
Equity in PT Smelting losses	        	-       7,523b	     	-        	7,523
General and administrative
 expenses	                        	11,602	   	2,159	    	1,896	     15,657
                               ----------  --------  ---------  ----------
Operating income 	             $ 	110,140	 $   	865	 $ 	18,075	 $	 129,080
                               ==========  ========  =========  ==========
Interest expense, net	         $  	36,910	 $  7,036	 $  	6,373	 $  	50,319
                               ==========  ========  =========  ==========
Provision (benefit) for
 income taxes	                 $	  27,578	 $	  (868) $  13,366	 $ 	 40,076
                               ==========  ========  =========  ==========
Capital expenditures	          $	  33,034	 $	 1,882	 $     	57 	$	  34,973
                               ==========  ========  =========  ==========
Total assets	                  $3,368,222c $707,285d $ 	17,402	 $4,092,909
                               ==========  ========  =========  ==========

a. Includes PT Freeport Indonesia sales to PT Smelting totaling $70.5 million in 2000 and $24.2 million in 1999.
b. Includes effect of deferral of intercompany profits on 25 percent of PT Freeport Indonesia's sales to PT Smelting that are still in PT Smelting's inventory at quarter end, totaling $4.0 million in 2000 and $(2.3) million in 1999.
c. Includes PT Freeport Indonesia's trade receivables with PT Smelting totaling $11.2 million at March 31, 2000 and $12.7 million at March 31, 1999.
d. Includes PT Freeport Indonesia's equity investment in PT Smelting totaling $74.0 million at March 31, 2000 and $73.4 million at March 31, 1999.

5. RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first three months of 2000 and 1999 was 2.3 to 1 and 2.5 to 1, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

               ----------------------
                      Remarks

The information furnished herein should be read in conjunction with FCX's financial statements contained in its 1999 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.



         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of
Freeport-McMoRan Copper & Gold Inc.:


	We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware corporation) as of March 31, 2000, and the related statements of income and cash flow for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

	We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

	Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

	We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 1999, and the related statements of income, stockholders' equity and cash flow for the year then ended (not presented herein), and, in our report dated January 18, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


								/S/	ARTHUR ANDERSEN LLP


New Orleans, Louisiana
April 18, 2000

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

OVERVIEW
We operate through our majority-owned subsidiaries, PT Freeport Indonesia and PT Irja Eastern Minerals (Eastern Minerals), and through Atlantic Copper, S.A. (Atlantic Copper), our wholly owned subsidiary. PT Freeport Indonesia's operations involve mineral exploration and development, mining and milling of ore containing copper, gold and silver in Irian Jaya (Papua), Indonesia and the worldwide marketing of concentrates containing those metals. PT Freeport Indonesia also has a 25 percent interest in PT Smelting, an Indonesian company that operates a copper smelter and refinery in Gresik, Indonesia. Eastern Minerals conducts mineral exploration activities in Irian Jaya (Papua). Atlantic Copper's operations are located in Spain and involve the smelting and refining of copper concentrates, and the marketing of refined copper products and precious metals in slimes. In addition to the PT Freeport Indonesia and Eastern Minerals exploration activities, we conduct other mineral exploration activities in Irian Jaya (Papua) pursuant to joint venture and other arrangements. The results of operations reported and summarized below are not necessarily indicative of future operating results.

Summary comparative results for the first-quarter periods follow (in millions, except per share amounts):

                                          First Quarter
                                       -------------------
                                        2000         1999
                                      -------       ------
Revenues                               $467.6       $415.8
Operating income                        123.7        129.1
Net income applicable to common stock     9.2         17.7
Diluted net income per share of
  common stock                            .06          .11

Our revenues include PT Freeport Indonesia's sale of copper concentrates, which also contain significant amounts of gold, and the sale by Atlantic Copper of copper anodes, cathodes, wire and wire rod. Our revenues and net income vary significantly with fluctuations in the market prices of copper and gold and other factors. At various times, in response to market conditions, we have entered into copper and gold price protection contracts for some portion of our expected future mine production to mitigate the risk of adverse price fluctuations (see "PT Freeport Indonesia Outlook and Price Protection Program"). We currently have no copper or gold price protection contracts relating to our mine production other than our gold-denominated preferred stock.
 Based on PT Freeport Indonesia's projected 2000 sales volumes, a $0.01 per pound change in the average price realized on copper sales would have an approximate $14 million impact on revenues and an approximate $7 million impact on net income. A $5 per ounce change in the average price realized on PT Freeport Indonesia annual gold sales would have an approximate $9.5 million impact on revenues and an approximate $4.5 million impact on net income.

Higher first-quarter 2000 consolidated revenues primarily reflect higher realized copper prices and sales volumes by Atlantic Copper, partially offset by lower copper and gold sales volumes at PT Freeport Indonesia resulting from the expected mining of lower grade ore. First-quarter 2000 revenues were increased by $9.4 million ($4.6 million to net income or $0.03 per share) for adjustments to December 31, 1999 "open" concentrate sales, while first-quarter 1999 revenues were reduced by $1.2 million ($0.6 million to net income or less than $0.01 per share) from adjustments to December 31, 1998 open concentrate sales. In late 1999, PT Freeport Indonesia began a program using forward contracts to fix the prices of a portion of its open concentrate sales when market conditions are favorable. During the first quarter of 2000 PT Freeport Indonesia entered into forward copper sales contracts to fix the price at $0.85 per pound on approximately 50 percent of their December 31, 1999 open concentrate sales. We recorded $6.9 million of additional revenues in the first quarter of 2000 from these forward sales, which is included in the $9.4 million mentioned above. We remain unhedged with respect to our copper mine production.

Cost of sales for 2000 were $62.8 million higher compared with the 1999 quarter largely because of higher costs at Atlantic
Copper resulting from increased sales volumes and higher copper concentrate costs, partly offset by the effects of favorable currency exchange rates. Also contributing to the increase were higher equipment maintenance and fuel costs at PT Freeport
Indonesia.  PT Freeport Indonesia records its share of PT
Smelting's operating losses under the equity method and is also eliminating profits on 25 percent of its copper concentrate sales to PT Smelting until PT Smelting makes the final sale. General and administrative expenses in the 2000 period were higher primarily because of contribution commitments to support small business development programs within Irian Jaya (Papua) over a two-year period, partly offset by a reversal of costs for stock appreciation rights. The higher provision for income taxes in first-quarter 2000 compared with the 1999 period primarily reflects an increase in interest costs at the parent company level, for which there is very little tax benefit.

RESULTS OF OPERATIONS
We have two operating segments: "mining and exploration" and "smelting and refining." The mining and exploration segment includes PT Freeport Indonesia's copper and gold mining operations in Indonesia and FCX's Indonesian exploration activities. The smelting and refining segment includes Atlantic Copper's operations in Spain and PT Freeport Indonesia's 25 percent equity investment in PT Smelting. Summary comparative operating income by segment for the first-quarter periods follows (in millions):

                                          First Quarter
                                        ------------------
                                         2000        1999
                                        ------      ------
Mining and exploration                  $ 90.2      $110.1
Smelting and refining                      6.3         0.9
Intercompany eliminations and other       27.2        18.1
                                        ------      ------
FCX operating income a                  $123.7      $129.1
                                        ======      ======

a.	Profits on PT Freeport Indonesia's sales to Atlantic Copper
and PT Smelting are deferred until the final sale to third parties has occurred. Changes in the amount of these deferred profits impacted operating income by $35.3 million in 2000 and $19.5 million in 1999. Our consolidated quarterly earnings fluctuate depending on the timing and prices of these sales.

MINING AND EXPLORATION
A summary of increases (decreases) in PT Freeport Indonesia revenues between the periods follows (in millions):

                                                         First
                                                        Quarter
                                                        -------
PT Freeport Indonesia revenues - prior year period       $316.9
Increases (decreases):
Price realizations:
  Copper                                                   37.9
  Gold                                                      1.4
Sales volumes:
  Copper                                                  (25.7)
  Gold                                                    (44.2)
Adjustments, primarily for copper pricing
on prior year open sales                                    9.5
Treatment charges, royalties and other                     11.7
                                                         ------
PT Freeport Indonesia revenues - current year period     $307.5
                                                         ======

PT Freeport Indonesia's first-quarter 2000 revenues benefited from a 19 percent increase in copper price realizations. However, these increased realizations were more than offset by a 12 percent decrease in copper sales volumes and a 26 percent decrease in gold sales volumes. PT Freeport Indonesias 2000 revenues included net upward adjustments on prior year open concentrate sales of $5.4 million compared with net downward adjustments of $0.8 million in 1999. Treatment charges in total were lower primarily because treatment rates were lower than in the prior year.

PT Freeport Indonesia Sales Outlook and Price Protection Program PT Freeport Indonesia has commitments from various parties, including Atlantic Copper and PT Smelting, to purchase virtually all of its estimated 2000 production at market prices. PT Freeport Indonesia is providing 100 percent of PT Smelting's copper concentrate requirements at market prices; however, for the first 15 years of operations the treatment and refining charges will not fall below a specified minimum rate, currently $0.23 per pound, which was the rate during all of 1999 and the first quarter of 2000 and is expected to be the rate for the remainder of 2000. Net of Rio Tinto's interest, PT Freeport Indonesia's share of sales for the second quarter of 2000 is projected to approximate 320 million pounds of copper and 410,000 ounces of gold. PT Freeport Indonesia's share of sales for 2000 is projected to approximate 1.4 billion pounds of copper and 1.9 million ounces of gold. Projected 2000 copper and gold sales reflect the expectation of higher average mill throughput rates than in 1999, offset by lower average ore grades and the impact of the specified sharing arrangement with Rio Tinto, which will result in a smaller proportion of production attributed to PT Freeport Indonesia compared to 1999.

PT Freeport Indonesia's concentrate sales agreements, with regard to copper, provide for provisional billings at the time of shipment with final pricing settlement generally based on the average London Metal Exchange (LME) price for a specified future month. Copper revenues on provisionally priced open pounds are adjusted monthly based on then-current prices. At March 31, 2000, we had consolidated copper sales totaling 174.9 million pounds recorded at an average price of $0.75 per pound remaining to be finally priced. Approximately 90 percent of these open pounds are expected to be finally priced during the second quarter of 2000 with the remaining pounds to be priced during the third quarter of 2000. A one cent movement in the average price used for these open pounds would have an approximate $0.9 million impact on our 2000 net income.

At times PT Freeport Indonesia has entered into financial contracts to manage certain risks resulting from fluctuations in commodity prices. As of March 31, 2000, PT Freeport Indonesia does not have any price protection programs in place for its copper and gold sales other than its gold-denominated preferred stock but, as conditions warrant, PT Freeport Indonesia may enter into new contracts for its future sales. In early May 2000, PT Freeport Indonesia entered into forward copper sales contracts to fix the price at $0.81 per pound on approximately 60 percent of its March 31, 2000 open pounds.

PT Freeport Indonesia Operating Results

                                                  First Quarter
                                               -------------------
                                                 2000        1999
                                               -------     -------
PT Freeport Indonesia, Net of Rio Tinto's Interest
Copper
  Production (000s of recoverable pounds)      308,500     354,300
  Sales (000s of recoverable pounds)           305,900     346,300
  Average realized price                          $.76        $.64
Gold
Production (recoverable ounces)                447,300     609,800
Sales (recoverable ounces)                     444,200     599,400
Average realized price                         $288.10     $284.99

Gross profit per pound of copper (cents):
Average realized price                            76.1        63.7
                                                 -----       -----
Production costs:
Site production and delivery                      47.4        37.6
Gold and silver credits                          (43.2)      (50.2)
Treatment charges                                 18.1        19.3
Royalty on metals                                  1.3         1.5
                                                 -----       -----
Cash production costs                             23.6         8.2
Depreciation and amortization                     18.0        18.0
                                                 -----       -----
Total production costs                            41.6        26.2
Adjustments, primarily for copper
  pricing on prior year open sales                 0.7        (2.3)
                                                 -----       -----
Gross profit per pound of copper                  35.2        35.2
                                                 =====       =====

PT Freeport Indonesia, 100% Operating Statistics
Ore milled (metric tons per day, MTPD)         231,600     221,700
Copper grade (percent)                             .94        1.14
Gold grade (grams per metric ton)                  .99        1.31
Recovery rate (percent)
  Copper                                          85.6        82.3
  Gold                                            84.8        84.9
Copper (000s of recoverable pounds)
  Production                                   360,700     396,700
  Sales                                        358,100     391,000
Gold (recoverable ounces)
  Production                                   557,000     731,400
  Sales                                        551,000     722,900

PT Freeport Indonesia's mill throughput averaged a record 231,600 MTPD for the first quarter of 2000. However, as expected, higher throughput was partly offset by lower ore grades. Mill throughput rates will vary in the future based on the characteristics of the ore being processed as PT Freeport Indonesia manages its operations to optimize metal production. Unit site production and delivery costs in the first quarter of 2000 averaged $0.47 per pound of copper, $0.09 per pound higher than the $0.38 reported in the first quarter of 1999, primarily because of processing lower ore grades and incurring higher equipment maintenance and fuel costs. Gold credits of $0.43 per pound in the 2000 quarter were lower when compared with the 1999 quarter level of $0.50 per pound because of lower gold ore
grades.   Unit treatment charges were lower in the 2000 period
because of the current market conditions, which benefit producers.

The copper royalty rate payable by PT Freeport Indonesia under its Contact of Work varies from 1.5 percent, at a copper price of $0.90 or less, to 3.5 percent, at a copper price of $1.10 or more, of copper net revenue. The Contract of Work royalty rate for gold and silver sales is 1.0 percent. Because a large part of the mineral royalties under Government of Indonesia regulations are due to the provinces from which the minerals are extracted, in connection with our fourth concentrator mill expansion, PT Freeport Indonesia agreed to pay the Government of Indonesia voluntary additional royalties to provide further support to the local governments and the people of Irian Jaya (Papua). The additional royalties are paid on metal from production above 200,000 MTPD. The additional royalty for copper equals the Contract of Work royalty rate and for gold and silver equals twice the Contract of Work royalty rates. Therefore, our royalty rate on copper net revenues from production above 200,000 MTPD is double the Contract of Work royalty rate, and our royalty rates on gold and silver sales from production above 200,000 MTPD are triple the Contract of Work royalty rates. The additional royalties became effective January 1, 1999. The combined royalties totaled $3.9 million in the first quarter of 2000 and $5.3 million in the first quarter of 1999.

	We conduct the majority of our operations in Indonesia and Spain where our functional currency is the U.S. dollar. All of our revenues are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in Indonesian rupiah, Australian dollars or Spanish pesetas. Generally, our results are positively affected when the U.S. dollar strengthens against these foreign currencies and adversely affected when the U.S. dollar weakens against these foreign currencies.

	Since 1997, the Indonesian rupiah exchange rate has been extremely volatile, severely weakening initially and partly recovering later against the U.S. dollar. PT Freeport Indonesia recorded losses totaling $0.3 million during the first quarter of 2000 and $0.6 million during the first quarter of 1999 related to its rupiah-denominated net assets. Operationally PT Freeport Indonesia has benefited from a weakened rupiah currency, primarily through lower labor costs.

	During 1998, PT Freeport Indonesia began a currency hedging program to reduce its exposure to changes in the Indonesian rupiah and Australian dollar by entering into foreign currency forward contracts to hedge a portion of its anticipated payments in these currencies. The last of these contracts expired in September 1999. PT Freeport Indonesia recorded net gains to production costs totaling $0.9 million in the first quarter of 1999 related to these contracts. In April 2000 PT Freeport Indonesia entered into foreign currency forward contracts to hedge a portion of the aggregate Australian dollar payments for the remainder of 2000. These contracts hedge 117.0 million of Australian dollar payments through December 2000, or approximately 80 percent of aggregate projected Australian dollar payments during the period covered, at an average exchange rate of 1.67 Australian dollars to one U.S. dollar.

Assuming estimated aggregate 2000 rupiah payments of 800 billion and a March 31, 2000 exchange rate of 7,440 rupiah to one U.S. dollar, a one-thousand-rupiah increase in the exchange rate would result in an approximate $13 million decrease in annual operating costs and a one-thousand-rupiah decrease in the exchange rate would result in an approximate $17 million increase in annual operating costs.

Rio Tinto Joint Venture
Pursuant to a joint venture, Rio Tinto, through 2021, has a 40 percent interest in certain assets and in production above specified annual amounts of copper, gold, and silver in Block A and, after 2021, a 40 percent interest in all production from Block A. Rio Tinto provided a $450 million nonrecourse loan to PT Freeport Indonesia for PT Freeport Indonesia's share of the cost of the fourth concentrator mill expansion. PT Freeport Indonesia and Rio Tinto are sharing incremental cash flow attributable to the expansion on the basis of 60 percent to PT Freeport Indonesia and 40 percent to Rio Tinto. PT Freeport Indonesia has assigned its share of incremental cash flow to Rio Tinto until Rio Tinto receives an amount of funds equal to the funds loaned to PT Freeport Indonesia plus interest based on Rio Tinto's cost of borrowing. Through March 31, 2000, PT Freeport
Indonesia's share of incremental cash flow totaled $500.3 million, of which $483.2 million has been paid to Rio Tinto. The balance on the Rio Tinto loan was $18.5 million at March 31, 2000, which PT Freeport Indonesia expects to repay in the second quarter of 2000. The incremental revenue from production from the expansion and total revenues from production from Block A, including production from PT Freeport Indonesia's previously existing reserves, share proportionately in operating, nonexpansion capital and administrative costs. PT Freeport Indonesia will continue to receive 100 percent of the cash flow from specified annual amounts of copper, gold and silver through 2021 calculated by reference to its proved and probable reserves as of December 31, 1994 and 60 percent of all remaining cash flow.

Exploration Activities
FCX continues its exploration program in Irian Jaya (Papua), in the Block A and Block B areas of PT Freeport Indonesia's Contract of Work, the Eastern Minerals Contract of Work area and the PT
Nabire Bakti Mining (PT-NBM) Contract of Work area.

	Drilling continues at Kucing Liar, Grasberg Underground and the Deep Ore Zone to better define the ore bodies in Block A, where our current mining operations are located. Drilling from the Amole drift is designed to delineate the Grasberg Underground deposit below our current block cave reserves. The extent of the copper and gold mineralization is decreasing in size at the lower elevations. Drilling in 2000 is designed to fully define the ultimate geometry of the mineralized zone, which extends for over 1,500 meters vertically from the original ore intercepts at the 4,200 meter elevation. Drilling at the Deep Ore Zone continues to return positive results, indicating the potential for reserve increases. Other targets yet to be evaluated in Block A include the DOM Deep, fault systems parallel to the Kucing Liar/Idenberg
#1 fault system and other intrusive centers and fault intersections.

	Exploration activities in Block B, which includes the Wabu Ridge gold prospect, as well as in the Contract of Work area of Eastern Minerals, are primarily focused on prospects that potentially could lead to the discovery of significant copper and gold deposits. Drilling operations in Block B have ceased pending further resolution of certain regulatory and social issues. Preparations also are under way for drilling operations at the Logari copper-gold target in Block II of Eastern Mineral's contract area. As a result of our joint venture arrangements with Rio Tinto, they are paying for 40 percent of our exploration and drilling costs in Irian Jaya (Papua).

	In June 1998, we entered into an exploration joint venture agreement to conduct exploration activities in PT-NBM's Contract of Work area now covering approximately 0.5 million acres in several blocks contiguous to PT Freeport Indonesia's Block B and one of Eastern Minerals' blocks in Irian Jaya (Papua). Rio Tinto is sharing in 40 percent of our interest and costs in this exploration joint venture. To earn up to a 62 percent interest in the Contract of Work, we and Rio Tinto must spend a total of up to $21 million on exploration and other activities in the joint venture areas by June 2003 ($12.7 million of which had been incurred through March 31, 2000). Detailed follow-up exploration efforts, including the drilling of the Obano and Komopa targets within PT-NBM's contract area, are continuing.

SMELTING AND REFINING
Atlantic Copper Operating Results

                                        First Quarter
                                    -------------------
                                      2000       1999
                                    -------     -------
Revenues (in millions)               $224.9      $182.2
Operating income (in millions)         $4.0        $8.4
Concentrate treated (metric tons)   244,700     238,600
Anode production (000s of pounds)   178,300     164,000
Cathode, wire rod and wire
  sales (000s of pounds)            137,100     138,400
Gold sales in anodes and
  slimes (ounces)                   211,200     186,000

	Atlantic Copper reported higher revenues in the 2000 period because of higher copper prices and increased copper and gold sales volumes. Operating income decreased by $4.4 million compared with the 1999 quarter as a result of lower treatment and refining rates, which were $0.18 per pound in the first quarter of 2000 compared with $0.22 per pound in the first quarter of 1999, reflecting current market conditions. Cathode cash production costs of $0.12 per pound in the 2000 quarter were slightly lower than the $0.13 per pound reported in the 1999 quarter primarily because of higher production volumes and favorable currency exchange rates. Lower treatment charges, which negatively affect Atlantic Copper, benefit PT Freeport Indonesia as discussed above.

	A portion of Atlantic Copper's operating costs and certain Atlantic Copper asset and liability accounts are denominated in Spanish pesetas. Based on estimated 2000 peseta payments of 15 billion and a March 31, 2000 exchange rate of 174 pesetas to one U.S. dollar, a ten-peseta increase or decrease in the exchange rate could result in a corresponding approximate $5 million change in annual operating costs, before any hedging effects. Atlantic Copper had peseta-denominated net monetary liabilities at March 31, 2000 totaling $59.9 million recorded at an exchange rate of 174 pesetas to one U.S. dollar. Adjustments to these net liabilities to reflect changes in the exchange rate are recorded as currency transaction gains or losses in other income and totaled gains of $2.4 million in the first quarter of 2000 and $6.5 million in the first quarter of 1999.

	Atlantic Copper has a currency hedging program using foreign currency forward contracts to reduce its exposure to changes in the U.S. dollar and Spanish peseta exchange rate. At March 31, 2000, Atlantic Copper had contracts to purchase 16.7 billion
Spanish pesetas at an average exchange rate of 153 pesetas to one U.S. dollar through November 2001. These contracts currently hedge approximately 80 percent of Atlantic Copper's projected
2000 net peseta cash outflows and approximately 50 percent of Atlantic Copper's projected 2001 net peseta cash outflows. In addition to the currency transaction gains noted above, Atlantic Copper recorded losses to other income related to its forward currency contracts totaling $6.0 million in the first quarter of 2000 and $6.5 million in the first quarter of 1999.

	 On January 1, 1999, a new common currency (the euro) was introduced to member states of the European Union, including Spain. A transition period will extend until January 1, 2002. Only a few of Atlantic Copper's customers in Europe and none of its suppliers are using the euro as the currency for commercial transactions. Atlantic Copper has not yet decided when it will adopt the euro as its currency for commercial transactions. Atlantic Copper does not expect conversion to the euro currency to have a material impact on revenues or expenses. A single European currency is expected to improve Atlantic Copper's competitiveness with other European copper smelters and refiners by eliminating exchange rate differences. Atlantic Copper's current management information systems are capable of accommodating multiple currencies and would not require major modifications to process transactions involving the euro. Atlantic Copper's peseta hedging contracts are established at a fixed exchange rate to the euro and would continue to achieve their objectives.

PT Smelting Operating Results
PT Freeport Indonesia accounts for its 25 percent interest in PT Smelting under the equity method. PT Smelting continues on schedule to operate at a full design capacity of 200,000 metric tons of copper per year in the second half of 2000. PT Smelting shut down the smelter, as planned, at the end of March 2000 for the tie-in of a new third anode furnace as well as for planned maintenance. The smelter is expected to restart at the end of April. Our first quarter revenues include $70.5 million in 2000 and $24.2 million in 1999 from PT Freeport Indonesia sales to PT Smelting. PT Freeport Indonesia's share of PT Smelting's net operating losses, which are recorded as Equity in Net (Income) Loss of PT Smelting in the Statements of Income, totaled $1.7 million in the first quarter of 2000 and $5.2 million in the first quarter of 1999. We also deferred recognizing profits on 25 percent of PT Freeport Indonesia sales to PT Smelting, for which the final sale has not occurred. The effect of these deferrals was to recognize $4.0 million of income in the first quarter of 2000 and a $2.3 million reduction of income in the first quarter of 1999. Changes in these deferred profits are recorded as part of Equity in Net (Income) Loss of PT Smelting in the Statements of Income.

OTHER FINANCIAL RESULTS
The FCX/Rio Tinto joint ventures incurred $2.8 million of exploration costs in the 2000 first quarter, compared with $5.3 million in the 1999 quarter. We reported $1.7 million of exploration expense in the first quarter of 2000 for our share of these exploration costs. Substantially all costs in the joint venture areas are now being shared 60 percent by us and 40 percent by Rio Tinto.

	First-quarter 2000 general and administrative expenses of $20.7 million were higher than the $15.7 million reported in the 1999 quarter primarily because of a $6.0 million charge for contribution commitments to support small business development programs within Irian Jaya (Papua) that will be paid over a two-year period, partly offset by a $1.5 million reversal of costs for stock appreciation rights because of a decrease in our stock price during the quarter.

	Our total interest cost (before capitalization) was $51.3 million for the 2000 quarter compared to $50.8 million in the 1999 quarter, as increased interest rates were only partially offset by reductions in outstanding debt. We capitalized $1.3 million of interest costs in the first quarter of 2000 and $0.5 million of interest costs in the first quarter of 1999.

Our effective tax rate was 59 percent for the first quarter of 2000 and 52 percent for the first quarter of 1999. PT Freeport Indonesia's Contract of Work provides a 35 percent income tax rate and a 10 percent withholding on dividends paid to FCX by PT Freeport Indonesia and on interest for debt incurred after the signing of the Contract of Work. No income taxes are recorded at Atlantic Copper, which is subject to taxation in Spain, because it has not generated significant taxable income in recent years and has a substantial tax loss carryforward for which no financial statement benefit has been provided. Additionally, we only get a small U.S. tax benefit on our parent company costs because our parent company has no U.S.-sourced income.

CAPITAL RESOURCES AND LIQUIDITY
Our primary sources of cash are operating cash flows and borrowings, while our primary uses of cash include capital expenditures, repayments of debt, dividends and purchases of our common stock. Net cash provided by operating activities was $145.6 million for the first quarter of 2000, compared with $155.4 million for the 1999 period. Net cash used in investing activities totaled $63.6 million in the 2000 period, compared with $35.0 million in the 1999 period, primarily for PT Freeport Indonesia capital expenditures. Net cash used in financing activities totaled $83.5 million in 2000 compared with $120.9 million in 1999.

Operating Activities
Lower net income and non-cash charges were only partly offset by working capital changes in the first quarter of 2000, resulting in a decrease in operating cash flow of $9.8 million, to $145.6 million, from the year-ago period. The net decrease in working capital for the first quarter of 2000 primarily reflects an increase in accounts payable and accrued liabilities, while the net decrease in working capital for the first quarter of 1999 primarily reflects the collection of accounts receivable.

Investing Activities
Our first-quarter 2000 capital expenditures were higher compared to the 1999 period primarily because of the payment for previously purchased mine equipment. Our capital expenditures for 2000 are expected to total approximately $200 million, including $35 million for development of underground ore bodies, primarily the Deep Ore Zone, which is expected to start production later this year and ramp up to full production of 25,000 metric tons of ore per day by 2004. Funding is expected to be provided by operating cash flow and PT Freeport Indonesia's bank credit facilities ($249.0 million commitment available at April 17, 2000).

Financing Activities
Net repayments to Rio Tinto totaled $42.0 million in the first quarter of 2000 and $69.6 million in the first quarter of 1999 from PT Freeport Indonesia's share of incremental cash flow attributable to the fourth concentrator mill expansion. Net borrowings of other debt totaled $37.5 million in the first quarter of 2000, compared with net repayments of $26.3 million in the first quarter of 1999.

	In August 1998, we announced a new open market share purchase program for an additional 20 million shares of our Class A and Class B common shares, bringing the total shares approved for purchase under the open market share purchase programs to 60 million. During the first quarter of 2000, we acquired 3.5 million of our shares for $60.6 million (an average of $17.17 per share). During the first quarter of 1999, we acquired 0.8 million of our shares for $7.8 million (an average of $9.20 per share) under our open market share purchase programs. From inception of these programs in July 1995 through April 17, 2000, we have purchased a total of 54.5 million shares for $1.1 billion (an average of $20.10 per share) and approximately 5.5 million shares remain available under the programs. The timing of future purchases is dependent upon many factors, including the price of common shares, our business and financial position, and general economic and market conditions.

In response to volatile copper and gold markets, in early
1998 we began an effort to reduce our costs and enhance our production. Our overall strategy remains focused on optimizing the performance of our expanded milling facilities so that we can achieve higher sales levels at low costs. We realized significantly lower operating costs, capital and exploration expenditures and general and administrative expenses in 1998 and 1999. With these savings and the elimination of the regular quarterly cash dividend, we believe we have the overall financial flexibility to continue to invest in operations and maintain our exploration program while still reducing our overall debt levels.
 However, because of the economic and political issues affecting Indonesia and the volatility of copper and gold prices, our ability to obtain capital is limited at this time, and the cost of new capital, if available, would be high.

DEVELOPMENTS IN INDONESIA
Indonesia continues to face economic and political uncertainties.
Since the election of a new parliament, president and vice president in 1999, the Indonesian government has attempted to address the important political and economic issues it faces.

Regarding economic matters, President Wahid and other government representatives have made significant efforts to encourage renewal of foreign investment in Indonesia. While certain additional international financial assistance to Indonesia from the International Monetary Fund recently was suspended after the government failed to timely implement certain promised economic reforms, subsequent government approval of such measures has increased the likelihood of this assistance being approved. Significant remaining issues being addressed by the government include restructuring private foreign debt and reforming the Indonesian banking system. The economy is expected to generate positive economic growth in 2000.

With respect to political matters, the government is developing and implementing new laws granting greater autonomy to the provincial governments, while continuing to preserve the central government's sovereignty. Although some in the Indonesian media and others have called for re-negotiation of existing contracts and agreements between the central government and foreign-owned companies, including PT Freeport Indonesia's Contract of Work, President Wahid and other senior government officials have made numerous public statements that existing contracts would be honored and will remain unaffected by any changes in provincial autonomy.

Recently, certain non-governmental organizations have criticized PT Freeport Indonesia's independent environmental audit by Montgomery Watson, which was publicly released in December 1999. In response to this criticism, the Indonesian environmental minister has requested clarification of several of the audit's findings, which we are providing. Additionally, the Indonesian government has formed a "fact-finding" team to review these criticisms. This team consists of members of the Department of Mines and Energy, the Department of Finance, the environmental ministry and representatives of provincial and local governments in Irian Jaya (Papua). PT Freeport Indonesia welcomes this team and is cooperating fully in this effort, as we believe it represents an opportunity for responsible members of the government to develop an objective, first-hand understanding of our operations.

PT Freeport Indonesia's and Eastern Minerals' operations, all of which are in Indonesia, are conducted through the PT Freeport Indonesia and Eastern Minerals Contracts of Work. Both Contracts of Work have 30-year terms, provide for two 10-year extensions under certain conditions, and govern PT Freeport Indonesia's and Eastern Minerals' rights and obligations relating to taxes, exchange controls, repatriation and other matters. Both Contracts of Work were concluded pursuant to the 1967 Foreign Capital Investment Law, which expresses Indonesia's foreign investment policy and provides basic guarantees of remittance rights and protection against nationalization, a framework for economic incentives and basic rules regarding other rights and obligations of foreign investors. Specifically, the Contracts of Work provide that the Government of Indonesia will not nationalize or expropriate PT Freeport Indonesia's or Eastern Minerals' mining operations. Any disputes regarding the provisions of the Contracts of Work are subject to international arbitration.

We have had positive relations with the Government of
Indonesia since we commenced business activities in Indonesia in 1967, and we contribute significantly to the economies of Irian
Jaya (Papua) and Indonesia.   We are one of the largest taxpayers
in Indonesia and are a significant employer in a remote and undeveloped area of the country. We intend to continue to maintain positive working relationships with the central, provincial and local branches of the Government of Indonesia, including newly elected public officials, regarding our operations and development efforts.

ENVIRONMENTAL MATTERS
On May 4, 2000, an incident at the Grasberg overburden stockpile involving the slippage of overburden caused a wave of water and material to overtop the Wanagon basin spillway and enter the nearby Wanagon valley. Four employees of a contractor of PT Freeport Indonesia working in the area are unaccounted for and are presumed to have perished. All other workers in the area were located and are unharmed.

	No injuries were reported at Banti, the nearest village inhabited by local people, located approximately 12 kilometers downstream of the Wanagon basin. An alarm system installed by PT Freeport Indonesia worked properly and alerted the local residents of Banti to avoid the vicinity of the river. Banti leaders joined PT Freeport Indonesia officials in surveying the area to assess damage and to search for the four missing men. A group of Banti residents have been relocated to temporary living facilities as a precautionary measure as the assessment of the incident is undertaken.

	Rainfall in the overburden stockpile area which averages 8 millimeters (mm) per day has recently been four to five times normal levels. Daily rainfall amounts for the four days preceding the incident were about 40 mm. PT Freeport Indonesia environmental specialists have been taking water samples at different locations in the Wanagon River to assess the environmental impact. The material in the Wanagon basin includes the byproduct of treating acid rock drainage from the overburden in the basin with lime as approved by DOME in PT Freeport Indonesia's mine plan. The overflow from the basin consisted of this material together with crushed overburden, which is natural rock, and other natural sediments.

	PT Freeport Indonesia notified the appropriate officials of the Department of Mines and Energy (DOME) and BAPEDAL,
Indonesia's Environmental Ministry, and is cooperating with a joint team of DOME and BAPEDAL representatives who are studying the incident. The DOME recently has informed PT Freeport Indonesia that it must temporarily suspend stockpiling overburden in the immediate area affected by the slippage. PT Freeport Indonesia has not stockpiled overburden in this area since March 2000.
PT Freeport Indonesia will modify its near-term overburden handling activities accordingly, and will continue to work with the DOME officials to develop a plan to respond, minimize damage, and prevent any recurrence. Ore production has not been affected significantly by this incident.

CAUTIONARY STATEMENT
Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our performance in the future. Forward-looking statements are all statements other than historical facts, such as those regarding anticipated sales volumes, ore grades, commodity prices, capital expenditures, debt repayments, political, economic and social conditions in our areas of operations, treatment charge rates, exploration efforts and results, introduction of the euro, the availability of financing and PT Smelting operating levels. We caution you that these statements are not guarantees of future performance, and our actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include unanticipated declines in the average grades of ore mined, unanticipated milling and other processing problems, labor relations, weather conditions, the speculative nature of mineral exploration, fluctuations in interest rates and other adverse financial market conditions, and other factors described in more detail under the heading "Cautionary Statements" in our Form 10-K for the year ended December 31, 1999.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.
Yosefa Alomang v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-9962 (Orleans Civ. Dist. Ct. La. Filed June 19, 1996). The plaintiff alleged environmental, human rights and social/cultural violations in Indonesia and seeks unspecified monetary damages and other equitable relief. In addition, the plaintiff alleged that she was a third-party beneficiary under the 1967 and the 1991 Contracts of Work, and claimed that she had not received fair compensation for her land rights.

On March 21, 2000 the trial court dismissed the entire case with prejudice, granting FCX's exception of no cause of action. On March 24, 2000, the plaintiff filed a petition of appeal to the Louisiana Fourth Circuit. FCX will continue to defend this action vigorously.

 Item 4.  Submission of Matters to a Vote of Security Holders.
	(a)	Our Annual Meeting of Stockholders was held May 4, 2000
(the Annual Meeting). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

	(b)	At the Annual Meeting Gerald J. Ford, J. Bennett
Johnston, Henry A. Kissinger, Rene L. Latiolais and Oscar Y. L. Groeneveld were elected to serve until the 2003 Annual Meeting of Stockholders. In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Robert W. Bruce III, R. Leigh Clifford, Robert A. Day, H. Devon Graham, Jr., Bobby Lee Lackey, Gabrielle K. McDonald, George A. Mealey, James R. Moffett, B. M. Rankin, Jr. and J. Taylor Wharton.

	(c)	At the Annual Meeting, holders of FCX's Class A Common
Stock and the FCX's Preferred Stock, voting as a class, elected one director with the number of votes cast for or withheld from the nominee as follows:

Name                          For                Withheld
----                          ---                --------
Oscar Y. L. Groeneveld     58,460,064            194,913

At the Annual Meeting, holders of shares of FCX's Class B Common
Stock elected four directors with the number of votes cast for or withheld from each nominee as follows:

Name                          For                 Withheld
----                          ---                 --------
Gerald J. Ford            82,966,291             1,374,643
J. Bennett Johnston       82,455,822             1,885,112
Henry A. Kissinger        82,359,641             1,981,293
Rene L. Latiolais         82,887,583             1,453,351

With respect to the election of directors, there were no abstentions or broker non-votes.

	At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP to act as the independent auditors to audit our and our subsidiaries' financial statements for the year 2000. Holders of 141,166,466 shares voted for, holders of 231,952 shares voted against and holders of 416,569 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

	At the Annual Meeting, the stockholders voted on a stockholder proposal to eliminate the classification of our board of directors. The proposal failed to pass because it received less than a majority of the votes cast for the proposal. Holders of 61,513,873 shares (or 49.45% of the votes cast) voted for, holders of 59,862,912 shares voted against and holders of 3,026,978 shares abstained from voting on, such proposal. There were broker non-votes consisting of 17,411,224 shares with respect to such proposal.

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
           ------------------------------
							    C. Donald Whitmire, Jr.
							Vice President and
							Controller-Financial Reporting
							(authorized signatory and
							Principal Accounting Officer)

Date:  May 12, 200

                 Freeport-McMoRan Copper & Gold Inc.
                           EXHIBIT INDEX

Exhibit
Number				         		  Description
-------                -----------
2.1	Agreement, dated as of May 2, 1995 by and between Freeport-
McMoRan Inc. (FTX) and FCX and The RTZ Corporation PLC, RTZ
Indonesia Limited, and RTZ America, Inc. (the Rio Tinto
Agreement). Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of FTX dated as of May 26, 1995.

2.2	Amendment dated May 31, 1995 to the Rio Tinto Agreement.
Incorporated by reference to Exhibit 2.1 to the Quarterly
Report on Form 10-Q of FTX for the quarter ended June 30, 1995.

2.3	Distribution Agreement dated as of July 5, 1995 between FTX
and FCX. Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of FTX for the quarter ended
September  30, 1995 (the FTX 1995 Third Quarter Form 10-Q).

3.1	Composite copy of the Certificate of Incorporation of FCX.
Incorporated by reference to Exhibit 3.1 to the Quarterly
Report on Form 10-Q of FCX for the quarter ended June 30, 1995 (the FCX 1995 Second Quarter Form 10-Q).

3.2	Amended By-Laws of FCX dated as of March 12, 1999.
Incorporated by reference to Exhibit 3.2 to the Annual
Report on Form 10-K of FCX for the fiscal year ended
December 31, 1998 (the 1998 FCX Form 10-K).

4.1	Certificate of Designations of the Step-Up Convertible
Preferred Stock of FCX.  Incorporated by reference to
Exhibit 4.2 to the FCX 1995 Second Quarter Form 10-Q.

4.2	Deposit Agreement dated as of July 1, 1993 among FCX,
ChaseMellon Shareholder Services, L.L.C. (ChaseMellon), as Depositary, and holders of depositary receipts (Step-Up Depositary Receipts) evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Step-Up Convertible Preferred Stock. Incorporated by reference to
Exhibit 4.5 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1993 (the FCX 1993 Form 10-
K).

4.3	Form of Step-Up Depositary Receipt.  Incorporated by
reference to Exhibit 4.6 to the FCX 1993 Form 10-K.

4.4	Certificate of Designations of the Gold-Denominated
Preferred Stock of FCX.  Incorporated by reference to
Exhibit 4.3 to the FCX 1995 Second Quarter Form 10-Q.

4.5	Deposit Agreement dated as of August 12, 1993 among FCX,
ChaseMellon, as Depositary, and holders of depositary receipts (Gold-Denominated Depositary Receipts) evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Gold-Denominated Preferred Stock.
Incorporated by reference to Exhibit 4.8 to the FCX 1993
Form 10-K.

4.6	Form of Gold-Denominated Depositary Receipt.  Incorporated
by reference to Exhibit 4.9 to the FCX 1993 Form 10-K.

4.7	Certificate of Designations of the Gold-Denominated
Preferred Stock, Series II (the Gold-Denominated Preferred
Stock II) of FCX. Incorporated by reference to Exhibit 4.4 to the FCX 1995 Second Quarter Form 10-Q.

4.8	Deposit Agreement dated as of January 15, 1994, among FCX,
ChaseMellon, as Depositary, and holders of depositary receipts (Gold-Denominated II Depositary Receipts) evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Gold-Denominated Preferred
Stock II. Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of FCX for the quarter ended
March 31, 1994 (the FCX 1994 First Quarter Form 10-Q).

         Freeport-McMoRan Copper & Gold Inc.

                   EXHIBIT INDEX

Exhibit
Number	           					  Description
------                   -----------
4.9	Form of Gold-Denominated II Depositary Receipt.
Incorporated by reference to Exhibit 4.3 to the FCX 1994
First Quarter Form 10-Q.

4.10	Certificate of Designations of the Silver-Denominated
Preferred Stock of FCX.   Incorporated by reference to
Exhibit 4.5 to the FCX 1995 Second Quarter Form 10-Q.

4.11	Deposit Agreement dated as of July 25, 1994 among FCX,
ChaseMellon, as Depositary, and holders of depositary receipts (Silver-Denominated Depositary Receipts) evidencing certain Depositary Shares, each of which, in turn, initially represents 0.025 shares of Silver-Denominated Preferred
Stock.  Incorporated by reference to Exhibit 4.2 to the July
15, 1994 Form 8-A.

4.12	Form of Silver-Denominated Depositary Receipt.  Incorporated
by reference to Exhibit 4.1 to the July 15, 1994, Form 8-A.

4.13	$550 million Composite Restated Credit Agreement dated as of
July 17, 1995 (the PT Freeport Indonesia Credit Agreement) among PT Freeport Indonesia, FCX, the several financial institutions that are parties thereto, First Trust of New
York, National Association, as PT Freeport Indonesia
Trustee, Chemical Bank, as administrative agent and FCX collateral agent, and The Chase Manhattan Bank (National
Association), as documentary agent. Incorporated by reference to Exhibit 4.16 to the Annual Report of FCX on Form 10-K for the year ended December 31, 1995 (the FCX 1995
Form 10-K).

4.14	Amendment dated as of July 15, 1996 to the PT Freeport
Indonesia Credit Agreement among PT Freeport Indonesia, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT
Freeport Indonesia Trustee, Chemical Bank, as administrative agent and FCX collateral agent, and The Chase Manhattan Bank (National Association), as documentary agent. Incorporated by reference to Exhibit 4.2 to the Quarterly Report of FCX on Form 10-Q for the quarter ended September 30, 1996 (the
FCX 1996 Third Quarter Form 10-Q).

4.15	Amendment dated as of October 9, 1996 to the PT Freeport
Indonesia Credit Agreement among PT Freeport Indonesia, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT
Freeport Indonesia Trustee, The Chase Manhattan Bank
(formerly Chemical Bank), as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank
(as successor to The Chase Manhattan Bank (National Association)), as documentary agent. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of FCX dated and filed November 13, 1996 (the FCX November
13, 1996 Form 8-K).

4.16	Amendment dated as of March 7, 1997 to the PT Freeport
Indonesia Credit Agreement among PT Freeport Indonesia, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT
Freeport Indonesia Trustee, The Chase Manhattan Bank, as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank, as documentary agent. Incorporated by reference to Exhibit 4.16 to the Annual
Report of FCX on Form 10-K for the year ended December 31, 1997 (the FCX 1997 Form 10-K).

4.17	Amendment dated as of July 24, 1997 to the PT Freeport
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

        Freeport-McMoRan Copper & Gold Inc.

                 EXHIBIT INDEX

Exhibit
Number						              Description
-------                   -----------
4.18	$200 million Credit Agreement dated as of June 30, 1995 (the
CDF) among PT Freeport Indonesia, FCX, the several financial institutions that are parties thereto, First Trust of New
York, National Association, as PT Freeport Indonesia
Trustee, Chemical Bank, as administrative agent and FCX collateral agent, The Chase Manhattan Bank (National
Association), as documentary agent. Incorporated by reference to Exhibit 4.2 to the FCX 1995 Third Quarter Form
10-Q.

4.19	Amendment dated as of July 15, 1996 to the CDF among PT
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

4.24 First Supplemental Indenture dated as of November 18, 1996 from FCX to The Chase Manhattan Bank, as Trustee, providing for the issuance of the Senior Notes and supplementing the Senior Indenture dated November 15, 1996 from FCX to such Trustee, providing for the issuance of Debt Securities. Incorporated by reference to Exhibit 4.20 to the FCX 1996
Form 10-K.

4.25 Certificate of Designations of Series A Participating
Cumulative Preferred stock of FCX.

4.26 Rights Agreement dated as of May 3, 2000 between FCX and
Chasemellon Shareholder Services, L.L.C., as Rights Agent.

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
Trust Agreement among PT Freeport Indonesia, FCX, the RTZ
Corporation PLC, P.T. RTZ-CRA Indonesia, RTZ Indonesian

         Freeport-McMoRan Copper & Gold Inc.

                     EXHIBIT INDEX

Exhibit
Number						                Description
-------                     -----------
Finance Limited and First Trust of New York, National
Association, and The Chase Manhattan Bank, as Administrative
Agent, JAA Security Agent and Security Agent. Incorporated by reference to Exhibit 10.3 to the FCX November 13, 1996
Form 8-K.

10.4	Credit Agreement dated October 11, 1996 between PT Freeport
Indonesia and RTZ Indonesian Finance Limited. Incorporated by reference to Exhibit 10.4 to the FCX November 13, 1996
Form 8-K.

10.5	Participation Agreement dated as of October 11, 1996 between
PT Freeport Indonesia and P.T. RTZ-CRA Indonesia with respect to a certain contract of work. Incorporated by reference to Exhibit 10.5 to the FCX November 13, 1996 Form
8-K.

10.6	Second Amended and Restated Joint Venture and Shareholders'
Agreement dated as of December 11, 1996 among Mitsubishi
Materials Corporation, Nippon Mining and Metals Company,
Limited and PT Freeport Indonesia. Incorporated by reference to Exhibit 10.3 of the FCX 1996 Form 10-K.

10.7	Put and Guaranty Agreement dated as of March 21, 1997
between FCX and The Chase Manhattan Bank. Incorporated by reference to Exhibit 10.7 to the FCX 1997 Form 10-K.

10.8	Subordinated Loan Agreement dated as of March 21, 1997
between FCX and PT Nusamba Mineral Industri. Incorporated by reference to Exhibit 10.8 to the FCX 1997 Form 10-K.

10.9	Amended and Restated Power Sales Agreement dated as of
December 18, 1997 between PT Freeport Indonesia and P.T.
Puncakjaya Power. Incorporated by reference to Exhibit 10.9 to the FCX 1997 Form 10-K.

10.10	Option, Mandatory Purchase and Right of First Refusal
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

            Freeport-McMoRan Copper & Gold Inc.

                     EXHIBIT INDEX

Exhibit
Number						               Description
-------                    -----------
10.18 FCX 1999 Stock Incentive Plan.  Incorporated by reference to
Exhibit 10.18 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 1999.

10.19 FCX 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.19 to the Annual Report of FCX on Form 10-K for the year ended December 31, 1999 (the FCX 1999
Form 10-K).

10.20	Financial Counseling and Tax Return Preparation and
Certification Program of FCX.  Incorporated by reference to
Exhibit 10.12 to the FCX 1995 Form 10-K.

10.21	FM Services Company Performance Incentive Awards
Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.19 to the 1998 FCX Form 10-K.

10.22	FM Services Company Financial Counseling and Tax Return
Preparation and Certification Program. Incorporated by reference to Exhibit 10.14 to the FCX 1995 Form 10-K.

10.23	Consulting Agreement dated as of December 22, 1988
between FTX and Kissinger Associates, Inc. (Kissinger
Associates). Incorporated by reference to Exhibit 10.21 to the FCX 1997 Form 10-K.

10.24	Letter Agreement dated May 1, 1989 between FTX and Kent
Associates, Inc. (Kent Associates, predecessor in interest to Kissinger Associates). Incorporated by reference to
Exhibit 10.22 to the FCX 1997 Form 10-K.

10.25	Letter Agreement dated January 27, 1997 among Kissinger
Associates, Kent Associates, FTX, FCX and FMS. Incorporated by reference to Exhibit 10.20 to the FCX 1996 Form 10-K.

10.26	Agreement for Consulting Services between FTX and B. M.
Rankin, Jr. effective as of January 1, 1991 (assigned to FMS as of January 1, 1996). Incorporated by reference to Exhibit
10.24 to the FCX 1997 Form 10-K.

10.27	Supplemental Agreement between FMS and B. M. Rankin Jr.
dated December 15, 1997.  Incorporated by reference to
Exhibit 10.25 to the FCX 1997 Form 10-K.

10.28	Supplemental Agreement between FMS and B.M. Rankin Jr.
dated December 7, 1998. Incorporated by reference to Exhibit
10.26 to the 1998 FCX Form 10-K.

10.29	Letter Agreement effective as of January 7, 1997
between Senator J. Bennett Johnston, Jr. and FMS.
Incorporated by reference to Exhibit 10.25 of the FCX 1996
Form 10-K.

10.30	Supplemental Letter Agreement dated April 13, 2000
between J. Bennett Johnston, Jr. and FMS.

10.31	Letter Agreement dated January 25, 1999 between FMS and
Rene L. Latiolais.  Incorporated by reference to Exhibit
10.30 to the 1998 FCX Form 10-K.

10.32	Supplemental Letter Agreement dated August 4, 1999
between FMS and Rene L. Latiolais. Incorporated by reference to Exhibit 10.32 of the FCX 1999 Form 10-K.

10.33 Letter Agreement dated November 1, 1999 between FMS and
Gabrielle K. McDonald. Incorporated by reference to Exhibit
10.33 of the FCX 1999 Form 10-K.

10.34 Concentrate Purchase and Sales Agreement dated effective
December 11, 1996 between PT Freeport Indonesia and P T
Smelting. Incorporated by reference to Exhibit 10.34 of the FCX 1999 Form 10-K.

            Freeport-McMoRan Copper & Gold Inc.

                       EXHIBIT INDEX

Exhibit
Number	             					  Description
-------                    -----------
15.1	Letter dated April 18, 2000 from Arthur Andersen LLP
regarding unaudited interim financial statements.

27.1	FCX Financial Data Schedule.