Form 10-Q
period 2000-06-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2000-08-02
CIK 831259

SECURITIES AND EXCHANGE COMMISSION


                    Washington, D.C. 20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended June 30, 2000



                Commission File Number: 1-9916



              Freeport-McMoRan Copper & Gold Inc.



Incorporated in Delaware                 74-2480931
                             (IRS Employer Identification No.)


      1615 Poydras Street, New Orleans, Louisiana  70112


Registrant's telephone number, including area code: (504) 582-4000





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

On June 30, 2000, there were issued and outstanding 59,600,123 shares of the registrant's Class A Common Stock, par value $0.10 per share, and 93,296,274 shares of its Class B Common Stock, par value $0.10 per share.




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

Item 1. Financial Statements.

               FREEPORT-McMoRan COPPER & GOLD INC.
              CONDENSED BALANCE SHEETS (Unaudited)

	                                          June 30,	     December 31,
	                                            2000            1999
                                          ----------      ----------
                                               (In Thousands)
ASSETS
Current assets:
 Cash and cash equivalents	               $   	5,861	     $   	6,698
 Accounts receivable		                       108,568	       	172,762
 Inventories	                               	387,343	       	368,125
 Prepaid expenses and other	                 	32,224		        16,869
                                          ----------      ----------
Total current assets		                       533,996	       	564,454
Property, plant and equipment, net	        3,297,419	     	3,363,291
Investment in PT Smelting	                   	68,150	        	66,070
Other assets		                                85,087	        	89,101
                                          ----------      ----------
Total assets	                             $3,984,652     	$4,082,916
                                          ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities	$	 345,940	     $ 	317,339
 Current portion of long-term debt
  and short-term borrowings		                205,148	       	114,789
 Unearned customer receipts		                 58,519	        	40,235
 Accrued income taxes 	                       	3,220		        42,704
                                          ----------      ----------
Total current liabilities		                  612,827	       	515,067
Long-term debt, less current portion:
 FCX and PT Freeport Indonesia
   credit facilities                       		813,000	       	648,000
 Senior notes	                              	450,000		       570,000
 Infrastructure asset financings	           	421,621		       443,150
 Atlantic Copper debt	                      	221,710		       230,212
 Equipment loans	                            	60,064		        65,656
 Rio Tinto loan		                                -          		30,123
 Other notes payable		                        46,896	        	46,329
Accrued postretirement benefits
 and other liabilities                      		97,171	       	114,677
Deferred income taxes	                      	564,707		       553,394
Minority interests	                         	147,573		       181,921
Redeemable preferred stock	                 	487,507	       	487,507
Stockholders' equity                        		61,576	       	196,880
                                          ----------      ----------
Total liabilities and
 stockholders' equity                     $3,984,652	     $4,082,916
                                          ==========      ==========

The accompanying notes are an integral part of these financial statements.

               FREEPORT-McMoRan COPPER & GOLD INC.
              STATEMENTS OF OPERATIONS (Unaudited)

	                               		Three Months Ended    	Six Months Ended
                    			                 June 30,             June 30,
                                  -------------------   -------------------
                   			              2000     	 1999       2000     	 1999
                                  --------   --------   --------   --------
                                			(In Thousands, Except Per Share Amounts)
Revenues	                         $397,348 	 $470,335 	 $864,940	  $886,171
Cost of sales:
Production and delivery 		         251,481	  	243,411	  	511,553  		433,298
Depreciation and amortization	     	54,328	   	72,384		  117,687	  	143,125
                                  --------   --------   --------   --------
 Total cost of sales             		305,809	  	315,795  		629,240		  576,423
Exploration expenses		               1,841		    2,158	    	3,809		    5,106
Equity in PT Smelting losses	       	5,878		    4,942		    3,637		   12,465
General and administrative expenses 16,518		   17,251 		  37,267 		  32,908
                                  --------   --------   --------   --------
 Total costs and expenses	        	330,046		  340,146	  	673,953		  626,902
                                  --------   --------   --------   --------
Operating income		                  67,302		  130,189		  190,987	  	259,269
Interest expense, net	            	(49,813)		 (47,904)		 (99,748)	 	(98,223)
Other expense, net		                (3,605)		  (1,204)		  (8,379)	 	 (3,345)
                                  --------   --------   --------   --------
Income before income taxes
 and minority interests	           	13,884	   	81,081	   	82,860		  157,701
Provision for income taxes       		(18,252)	 	(42,216)		 (58,725)		 (82,292)
Minority interests in net income of
 consolidated subsidiaries	        	(4,808)	 	(11,322)		 (14,580)		 (21,422)
                                  --------   --------   --------   --------
Net income (loss)	                 	(9,176)	  	27,543	    	9,555	   	53,987
Preferred dividends		               (9,437)		  (8,582)		 (18,927)		 (17,316)
                                  --------   --------   --------   --------
Net income (loss) applicable to
common stock	                     $(18,613)	 $	18,961	  $	(9,372)	 $	36,671
						                            ========   ========   ========   ========

Net income (loss) per share of common stock:
     Basic	                         	$(.12)	    	$.12		    $(.06)	    	$.22
                                     =====       ====      =====       ====
     Diluted	                      	 $(.12)		    $.12		    $(.06)		    $.22
							                              =====       ====      =====       ====

Average common shares outstanding:
     Basic	                       	158,379  		163,465  		159,851	  	163,741
                                   =======    =======    =======    =======
     Diluted	                     	158,379	  	164,406  		159,851	  	164,355
                                   =======    =======    =======    =======

The accompanying notes are an integral part of these financial statements.

               FREEPORT-McMoRan COPPER & GOLD INC.
               STATEMENTS OF CASH FLOW (Unaudited)

       	                                                 Six Months
                                                       Ended June 30,
                                                    ---------------------
	                                                     2000     	  1999
                                                    --------    ---------
                                                       	(In Thousands)
Cash flow from operating activities:
Net income 	                                       $  	9,555	   $ 	53,987
Adjustments to reconcile net income
 to net cash provided by operating activities:
 Depreciation and amortization	                     	117,687	    	143,125
 Deferred income taxes	                              	13,575     		35,050
 Equity in PT Smelting losses		                        3,637	     	12,465
 Minority interests' share of net income		            14,580	     	21,422
 Other	                                              	14,795	     	12,310
 (Increases) decreases in working capital:
  Accounts receivable	                               	59,542	     	32,604
  Inventories		                                      (16,295)	   	(20,173)
  Prepaid expenses and other		                          (878)	    	(1,139)
  Accounts payable and accrued liabilities		          68,258	     	(4,983)
  Accrued income taxes	                             	(56,222)		    (6,112)
                                                   ---------    ---------
 Decrease in working capital	                        	54,405		        197
                                                   ---------    ---------
Net cash provided by operating activities		          228,234		    278,556
                                                   ---------    ---------

Cash flow from investing activities:
PT Freeport Indonesia capital expenditures	         	(87,376)	   	(72,841)
Atlantic Copper capital expenditures		                (3,871)		    (3,728)
Investment in PT Smelting		                           (5,717)	       	-
Other		                                               (6,442)		      (833)
                                                   ---------    ---------
Net cash used in investing activities 		            (103,406)	   	(77,402)
	                                                  ---------    ---------
Cash flow from financing activities:
Net repayments to Rio Tinto	                        	(60,564)		  (107,515)
Proceeds from other debt	                           	368,538	    	131,027
Repayment of other debt	                           	(249,919)	  	(182,247)
Purchase of FCX common shares	                     	(122,358)		    (7,921)
Cash dividends paid:
 Preferred stock	                                   	(18,980)		   (19,204)
 Minority interests		                                (30,808)		    (7,367)
Other			                                             (11,574)	    	(9,242)
                                                   ---------    ---------
Net cash used in financing activities		             (125,665)		  (202,469)
                                                   ---------    ---------
Net decrease in cash and cash equivalents 	            	(837)	    	(1,315)
Cash and cash equivalents at beginning of year		       6,698	      	5,877
                                                   ---------    ---------
Cash and cash equivalents at end of period	        $  	5,861	   $   4,562
                                                   =========    =========

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD  INC.
                  NOTES TO FINANCIAL STATEMENTS

1.   EARNINGS PER SHARE
Freeport-McMoRan Copper & Gold Inc.'s (FCX) basic net income
(loss) per share of common stock was calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share of common stock was calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period plus the net effect of dilutive stock options. Stock options representing less than 0.1 million shares in the second quarter of 2000 and 0.7 million shares in the 2000 six-month period that otherwise would have been considered dilutive were excluded from the diluted net income (loss) per share calculation because of the net losses for the periods. Dilutive stock options represented 0.9 million shares in the second quarter of 1999 and 0.6 million shares in the 1999 six-month period.

     Options excluded from the computation of diluted net income
(loss) per share of common stock, because their exercise prices were greater than the average market price of the common stock during the period, totaled options for 11.8 million shares (average price of $21.47 per share) in each of the 2000 periods and 11.1 million shares (average exercise price of $21.78 per
share) in each of the 1999 periods.   Convertible preferred stock
outstanding was not included in the computation of diluted net income (loss) per share of common stock because doing so would have increased diluted net income per share of common stock or decreased diluted net loss per share of common stock. The preferred stock was convertible into 11.7 million shares of common stock, and the related accrued dividends totaled $6.1 million in the second quarter of 2000, $5.3 million in the second quarter of 1999, $12.2 million in the 2000 six-month period and $10.5 million in the 1999 six-month period.

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

     At June 30, 2000, FCX had redeemable preferred stock indexed to commodities, open foreign currency forward contracts, open forward copper sales and purchase contracts related to its smelter operations and interest rate swap contracts. Redeemable preferred stock indexed to commodities is treated as a hedge of future production and is carried at its original issue value. As principal payments occur, differences between the carrying value and the payment are recorded as an adjustment to revenues.

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

    In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No.
133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB delayed SFAS 133's effective date by one year to fiscal years beginning after June 15, 2000 with earlier applicatioo permitted. FCX expects to adopt SFAS 133 eeffffective January 1, 2001. Adoption is expected to require FCX to report other comprehensive income or loss items for changes in the fair value of financial instruments that qualify as hedges. FCX expects to be able to continue its current accounting for its redeemable preferred stock indexed to commodities under the provisions of

SFAS 133 that allow such instruments issued before January 1, 1998 to be excluded from those instruments required to be adjusted for changes in their fair values.

3.   INTEREST COST
Interest expense excludes capitalized interest of $1.5 million in the second quarter of 2000, $0.8 million in the second quarter of 1999, $2.9 million in the first six months of 2000 and $1.3 million in the first six months of 1999.

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

                                    Mining     Smelting
                                     and         and    Eliminations    FCX
                                 Exploration   Refining  and Other     Total
                                 -----------   -------- ------------  --------
                                                 (In Thousands)
Three months ended June 30, 2000
Revenues                            $259,885a  $201,795  $ (64,332)b  $397,348
Production and delivery              134,748    191,095    (74,362)b   251,481
Depreciation and amortization         46,123      7,088      1,117      54,328
Exploration expenses                   1,487        -          354       1,841
Equity in PT Smelting losses             -        5,878c       -         5,878
General and administrative expenses   13,081      1,857      1,580      16,518
                                    --------   --------  ---------    --------
Operating income (loss)             $ 64,446   $ (4,123) $   6,979    $ 67,302
                                    ========   ========  =========    ========
Interest expense, net               $ 31,869   $  6,094  $  11,850    $ 49,813
                                    ========   ========  =========    ========
Provision for income taxes          $ 11,634   $    264  $   6,354    $ 18,252
                                    ========   ========  =========    ========

Three months ended June 30, 1999
Revenues                            $347,480a  $196,025  $ (73,170)b  $470,335
Production and delivery              132,204    184,659    (73,452)b   243,411
Depreciation and amortization         63,950      7,317      1,117      72,384
Exploration expenses                   2,265        -         (107)      2,158
Equity in PT Smelting losses             -        4,942c       -         4,942
General and administrative expenses   13,111      2,332      1,808      17,251
                                    --------   --------  ---------    --------
Operating income (loss)             $135,950   $ (3,225) $  (2,536)   $130,189
                                    ========   ========  =========    ========
Interest expense, net               $ 34,469   $  6,380  $   7,055    $ 47,904
                                    ========   ========  =========    ========
Provision (benefit) for income taxes$ 36,977   $   (703) $   5,942    $ 42,216
                                    ========   ========  =========    ========

Six months ended June 30, 2000
Revenues                            $567,380a  $426,682  $(129,122)b  $864,940
Production and delivery              278,488    402,445   (169,380)b   511,553
Depreciation and amortization        101,185     14,268      2,234     117,687
Exploration expenses                   3,057        -          752       3,809
Equity in PT Smelting losses             -        3,637c       -         3,637
General and administrative expenses   30,017      4,174      3,076      37,267
                                    --------   --------  ---------    --------
Operating income                    $154,633   $  2,158  $  34,196    $190,987
                                    ========   ========  =========    ========
Interest expense, net               $ 65,559   $ 12,848  $  21,341    $ 99,748
                                    ========   ========  =========    ========
Provision for income taxes          $ 34,756   $  1,728  $  22,241    $ 58,725
                                    ========   ========  =========    ========

Six months ended June 30, 1999
Revenues                            $664,355a  $378,226  $(156,410)b  $886,171
Production and delivery              262,524    349,019   (178,245)b   433,298
Depreciation and amortization        126,280     14,611      2,234     143,125
Exploration expenses                   4,749        -          357       5,106
Equity in PT Smelting losses             -       12,465c       -        12,465
General and administrative expenses   24,713      4,491      3,704      32,908
                                    --------   --------  ---------    --------
Operating income (loss)             $246,089   $ (2,360) $  15,540    $259,269
                                    ========   ========  =========    ========
Interest expense, net               $ 71,379   $ 13,416  $  13,428    $ 98,223
                                    ========   ========  =========    ========
Provision (benefit) for income taxes$ 64,555   $ (1,571) $  19,308    $ 82,292
                                    ========   ========  =========    ========

a. Includes PT Freeport Indonesia sales to PT Smelting totaling $58.9 million in the second quarter of 2000, $64.3 million in the second quarter of 1999, $129.4 million in the six-month period ended June 30, 2000 and $88.5 million in the six-month period ended June 30, 1999.
b. Represents elimination of intersegment sales from PT Freeport Indonesia to Atlantic Copper and the change in deferred profits on intersegment sales remaining in Atlantic Copper's inventories.
c. Includes effect of changes in deferred intercompany profits on 25 percent of PT Freeport Indonesia's sales to PT Smelting that remain in PT Smelting's inventory at period end, totaling $(0.7) million in the second quarter of 2000, $1.9 million in the second quarter of 1999, $(4.7) million in the six-month period ended June 30, 2000 and $4.3 million in the six-month period ended June 30, 1999.

5.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first six months of 2000 and 1999 was 1.8 to 1 and 2.6 to 1, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.


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

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of
Freeport-McMoRan Copper & Gold Inc.:


     We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware corporation) as of June 30, 2000, the related statements of operations for the three and six-month periods ended June 30, 2000 and 1999, and the statements of cash flow for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


New Orleans, Louisiana
July 18, 2000

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

OVERVIEW
Management's discussion and analysis presented below should be read in conjunction with our discussion and analysis and our financial statements contained in our 1999 Annual Report. The results of operations reported and summarized below are not necessarily indicative of future operating results.

     Summary comparative results for the second-quarter and six-month periods follow (in millions, except per share amounts):

                               Second Quarter      Six Months
                               --------------    --------------
                                2000    1999      2000    1999
                               ------  ------    ------  ------
Revenues                       $397.3  $470.3    $864.9  $886.2
Operating income                 67.3   130.2     191.0   259.3
Net income (loss) applicable
 to common stock                (18.6)   19.0      (9.4)   36.7
Diluted net income (loss)
 per share of common stock       (.12)    .12      (.06)    .22

     Lower second-quarter and six-month 2000 consolidated
revenues primarily reflect lower sales volumes at PT Freeport
Indonesia resulting from delayed concentrate shipments because of weather and sea conditions at its port in Irian Jaya (Papua) and lower production, partially offset by higher copper prices.
Second-quarter 2000 revenues benefited by $6.2 million ($3.0 million to net income/loss or $0.02 per share) from adjustments to prior period "open" concentrate sales.  Second-quarter 1999 revenues benefited by $11.7 million ($5.7 million to net income or $0.03 per share) from adjustments to prior period open
concentrate sales. Six-month 2000 revenues benefited by $10.5 million ($5.1 million to net income/loss or $0.03 per share) from
adjustments to prior year concentrate sales.   Six-month 1999
revenues benefited by $6.2 million ($3.0 million to net income or
$0.02 per share) from adjustments to prior year concentrate
sales.

     In late 1999, PT Freeport Indonesia began a program using forward contracts to fix the prices of a portion of its open concentrate sales when market conditions are favorable. During the second quarter of 2000 PT Freeport Indonesia entered into forward copper sales contracts to fix the price at $0.81 per pound on approximately 60 percent of its March 31, 2000 open concentrate sales. During the first quarter of 2000 PT Freeport
Indonesia entered into forward copper sales contracts to fix the price at $0.85 per pound on approximately 50 percent of its December 31, 1999 open concentrate sales. We recorded $0.8 million of additional revenues in the second quarter of 2000 and $6.9 million in the first quarter of 2000 from these forward sales. These amounts are included in the $6.2 million and $10.5 million benefits mentioned above for the second-quarter and six-month 2000 periods, respectively. We remain unhedged with respect to our copper mine production.

     Cost of sales for the 2000 periods reflects lower depreciation and amortization because of lower sales volumes at PT Freeport Indonesia. Production and delivery costs were higher because of higher costs at Atlantic Copper resulting from increased sales volumes and higher copper concentrate costs, partly offset by the effects of favorable currency exchange rates. Higher equipment maintenance and fuel costs at PT
Freeport Indonesia also contributed to the increases in production costs.

     PT Freeport Indonesia records its share of PT Smelting's operating losses under the equity method and eliminates profits on 25 percent of its copper concentrate sales to PT Smelting until PT Smelting makes the final sale. General and administrative expenses in the six-month 2000 period were higher primarily because of contribution commitments to support small business development programs within Irian Jaya (Papua) over a two-year period, partly offset by a reversal of costs for stock appreciation rights. The higher effective rate for income taxes in the 2000 periods as compared with the 1999 periods primarily reflects an increase in net interest costs at the parent company level, for which there is very little tax benefit, and lower reported PT Freeport Indonesia taxable income. Lower minority interest charges in the 2000 periods primarily reflect lower net income at PT Freeport Indonesia.


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

                                      Second Quarter      Six Months
                                     ---------------    ---------------
                                      2000     1999      2000     1999
                                     ------   ------    ------   ------
Mining and exploration               $ 64.4   $136.0    $154.6   $246.1
Smelting and refining                  (4.1)    (3.2)      2.2     (2.4)
Intercompany eliminations and other     7.0     (2.6)     34.2     15.6
                                     ------   ------    ------   ------
FCX operating income a               $ 67.3   $130.2    $191.0   $259.3
                                     ======   ======    ======   ======

a. Profits on 100 percent of PT Freeport Indonesia's sales to Atlantic Copper and 25 percent of PT Freeport Indonesia's sales to PT Smelting are deferred until the final sale to third parties has occurred. Changes in the amount of these deferred profits benefited operating income by $11.2 million in the second quarter of 2000, $2.3 million in the second quarter of 1999, $46.5 million in the six-month 2000 period and $26.5 million in the six-month 1999 period. Our consolidated quarterly earnings fluctuate depending on the timing and prices of these sales.


MINING AND EXPLORATION
A summary of increases (decreases) in PT Freeport Indonesia revenues between the periods follows (in millions):

                                    Second      Six
                                    Quarter    Months
                                    -------    ------
PT Freeport Indonesia
 revenues - 1999 periods             $347.5    $664.4
Increases (decreases):
Price realizations:
  Copper                               27.7      66.9
  Gold                                  2.3       4.6
Sales volumes:
  Copper                              (67.7)    (94.3)
  Gold                                (71.7)   (116.2)
Adjustments, primarily for
  copper pricing on
  prior period open sales              (0.1)      8.4
Treatment charges, royalties and other 21.9      33.6
                                     ------    ------
PT Freeport Indonesia
 revenues - 2000 periods             $259.9    $567.4
                                     ======    ======

     PT Freeport Indonesia's 2000 revenues for both second-quarter and six-month periods benefited from a 16 percent increase in copper price realizations compared to the 1999 periods. However, these increased realizations were more than offset by decreases in copper and gold sales volumes. Second-quarter 2000 copper sales volumes declined 28 percent and gold sales volumes declined 44 percent as compared to the 1999 period.
 Six-month 2000 copper sales volumes declined 20 percent and gold sales volumes declined 35 percent as compared to the 1999 period.
 The declines in sales volumes primarily relate to delayed concentrate shipments because of weather and sea conditions at PT Freeport Indonesia's portsite and lower production. PT Freeport Indonesia's second-quarter 2000 revenues included net upward adjustments on prior period open concentrate sales totaling $8.7 million compared with $16.8 million in 1999, an $8.1 million net reduction from 1999 to 2000. Six-month 2000 revenues included net upward adjustments on prior year open sales totaling $7.8 million compared with $8.2 million in 1999, a $0.4 million net reduction from 1999 to 2000. Treatment charges and royalties in total were lower in 2000 primarily because of lower sales volumes and because treatment rates were lower than in the prior year.

PT Freeport Indonesia Sales Outlook and Price Protection Program Net of Rio Tinto plc's interest, PT Freeport Indonesia's share of sales for the third quarter of 2000 is projected to approximate 380 million pounds of copper and 460,000 ounces of gold. PT Freeport Indonesia's share of sales for 2000 is projected to approximate 1.4 billion pounds of copper and 1.9 million ounces of gold as ore grades are expected to improve significantly in the second half of 2000. Projected

2000 copper and gold sales
reflect the expectation of slightly higher average mill throughput rates than in 1999, offset by lower average ore grades and the impact of the specified sharing arrangement with Rio
Tinto, which will result in a smaller proportion of production attributed to PT Freeport Indonesia compared to 1999.

     At June 30, 2000, we had consolidated copper sales totaling
159.2 million pounds recorded at an average price of $0.79 per pound remaining to be finally priced. Approximately 90 percent of these open pounds are expected to be finally priced during the third quarter of 2000 with the remaining pounds to be priced during the fourth quarter of 2000. A one-cent movement in the average price used for these open pounds would have an approximate $0.8 million impact on our 2000 net income.

     In early July 2000, PT Freeport Indonesia entered into forward copper sales contracts to fix the price at $0.82 per pound on approximately 60 percent of its June 30, 2000 open pounds.

PT Freeport Indonesia Operating Results
                                       Second Quarter          Six Months
                                      -----------------    ------------------
                                       2000      1999       2000       1999
                                      -------   -------    -------  ---------
PT Freeport Indonesia, Net of Rio Tinto's Interest
Copper
  Production (000s of
   recoverable pounds)                287,300   358,900    595,800    713,200
  Sales (000s of
   recoverable pounds)                256,200   355,300    562,100    701,600
  Average realized price                 $.79      $.68       $.79       $.68
Gold
  Production (recoverable ounces)     358,800   590,800    806,100  1,200,600
  Sales (recoverable ounces)          330,500   593,900    774,700  1,193,300
  Average realized price              $279.26   $272.17    $283.70    $277.71

Gross profit per pound of copper (cents):
Average realized price                   79.1      68.3       79.5       67.6
                                        -----     -----      -----      -----
Production costs:
  Site production and delivery           51.1      37.1       49.1       37.3
  Gold and silver credits               (37.1)    (46.5)     (40.5)     (48.3)
  Treatment charges                      18.1      19.0       18.0       19.1
  Royalty on metals                       1.3       1.4        1.3        1.5
                                        -----     -----      -----      -----
    Cash production costs                33.4      11.0       27.9        9.6
  Depreciation and amortization          18.0      18.0       18.0       18.0
                                        -----     -----      -----      -----
    Total production costs               51.4      29.0       45.9       27.6
                                        -----     -----      -----      -----
Adjustments, primarily for copper
     pricing on prior year sales          4.6       3.4        0.3       (1.0)
                                        -----     -----      -----      -----
Gross profit per pound of copper         32.3      42.7       33.9       39.0
                                        =====     =====      =====      =====
PT Freeport Indonesia, 100% Operating Statistics
Ore milled (metric tons per
 day, MTPD)                           218,500   216,800    225,000    219,500
Copper grade (percent)                    .94      1.16        .94       1.15
Gold grade (grams per metric ton)         .86      1.39        .93       1.35
Recovery rate (percent)
  Copper                                 86.4      84.6       86.1       83.5
  Gold                                   84.1      82.7       84.5       83.7
Copper
  Production (000s of
   recoverable pounds)                336,500   412,400    697,200    809,100
  Sales (000s of
   recoverable pounds)                300,100   407,600    658,200    798,600
Gold
  Production (recoverable ounces)     442,900   739,300    999,900  1,470,700
  Sales (recoverable ounces)          407,600   740,800    958,600  1,463,700

     PT Freeport Indonesia's mill throughput averaged 218,500 MTPD for the second quarter of 2000. As expected, higher throughput and recovery rates in the 2000 periods were offset by lower ore grades. Although average mill throughput rates for the 2000 periods were higher as compared to the 1999 periods, the second-quarter 2000 rate declined from the first-quarter 2000 rate (231,600 MTPD) because of temporary ore delivery bottlenecks during the quarter. In May 2000, PT Freeport Indonesia, in consultation with the Government of Indonesia, voluntarily agreed to temporarily limit its mill throughput rates from Grasberg open pit production (see "Environmental Matters"). Mill throughput rates will vary in the future based on the characteristics of the ore being processed as PT Freeport Indonesia manages its operations to optimize metal production.

     Copper and gold production volumes were lower in the 2000 periods as compared to the 1999 periods because of 1) changes in the sequence of mining material in the open pit which resulted in the deferral of high grade ore to the second half of 2000 and 2) reduced ore throughput rates.

     Unit site production and delivery costs in the second quarter of 2000 averaged $0.51 per pound of copper, $0.14 per pound higher than the $0.37 reported in the second quarter of 1999. The recent overburden stockpile slippage incident (see "Environmental Matters"), lower ore grades, and higher maintenance and fuel costs contributed to higher unit costs. The lower grades and higher costs also affected unit site production and delivery costs for the first six months of 2000 resulting in a $0.12 per pound increase as compared to the 1999 period. Gold credits in the 2000 periods, $0.37 per pound in the second quarter and $0.41 per pound in the six-month period, were lower as compared with the 1999 period amounts, $0.47 per pound in the second quarter and $0.48 per pound in the six-month period,
because of lower gold ore grades.   Unit treatment charges were
lower in the 2000 periods because of related market conditions, which benefited producers.

   We conduct the majority of our operations in Indonesia and Spain where our functional currency is the U.S. dollar. All of our reevenues are denominated in U.S. dollass; however, some costs and certain asseet and liability accounts are denominated in Indonesian rupiah, Australian dollars or Spanish pesetas. Generally, our results are positively affected when the U.S. dollar strengthens against these foreign currencies and adversely affected when the U.S. dollar weakens against these foreign currencies.

     Since 1997, the Indonesian rupiah and the U.S. dollar exchange rate has been extremely volatile. The rupiah - U.S. dollar exchange rates were 6,970 rupiah to one U.S. dollar at December 31, 1999, 7,440 rupiah to one U.S. dollar at March 31, 2000, 8,725 rupiah to one U.S. dollar at June 30, 2000 and 8,875 rupiah to one U.S. dollar at July 24, 2000. Assuming estimated aggregate 2000 rupiah payments of 800 billion and a June 30, 2000 exchange rate of 8,725 rupiah to one U.S. dollar, a one-thousand-rupiah increase in the exchange rate would result in an approximate $9 million decrease in annual operating costs. A one-thousand-rupiah decrease in the exchange rate would result in an approximate $12 million increase in annual operating costs. PT Freeport Indonesia recorded aggregate gains (losses) totaling $0.6 million during the second quarter of 2000, $(0.2) million in the second quarter of 1999, $0.4 million in the six-month 2000 period and $(0.9) million during the six-month 1999 period related to its rupiah-denominated net assets. Operationally PT Freeport Indonesia has benefited from a weakened rupiah currency, primarily through lower labor costs.

     During 1998, PT Freeport Indonesia began a currency hedging program to reduce its exposure to changes in the Indonesian rupiah and Australian dollar by entering into foreign currency forward contracts to hedge a portion of its anticipated payments in these currencies. The last of these contracts expired in September 1999. PT Freeport Indonesia recorded aggregate gains to production costs totaling $3.2 million in the second quarter of 1999 and $4.1 million in the first six months of 1999 related to these contracts.

     During the second quarter of 2000, PT Freeport Indonesia entered into foreign currency forward contracts to hedge a portion of its aggregate anticipated Australian dollar payments for the remainder of 2000 and for 2001. As of June 30, 2000, these contracts hedge 174.0 million of Australian dollar payments through December 2001, or approximately 80 percent of aggregate projected Australian dollar payments for the remainder of 2000 and 50 percent of aggregate projected 2001 Australian dollar payments at an average exchange rate of $0.59 to one Australian dollar. PT Freeport Indonesia recorded aggregate gains to production costs during the second quarter of 2000 totaling $2.3 million related to these contracts.

     In July 2000, PT Freeport Indonesia entered into foreign currency forward contracts to hedge a portion of its aggregate projected April through July 2001 Indonesian rupiah payments. The contracts hedge 60 billion of rupiah payments during the period covered at an exchange rate of 10,000 rupiah to one U.S. dollar.

     Current accounting rules require us to record changes in market value on all of our open foreign currency contracts designated as hedges of anticipated payments to net income each reporting period. Effective January 2001, we will be able to elect to change our accounting method for foreign currency contracts and thereby record gains/losses on such contracts, which cover future periods, to other comprehensive income (i.e. a component of equity) instead of net income if the contracts qualify for hedge accounting treatment under recently promulgated accounting standards.

Exploration Activities
Our exploration activities are primarily focused on prospects in Irian Jaya (Papua), Indonesia. Rio Tinto shares in 40 percent of our exploration costs and results in Irian Jaya (Papua).

     Exploration drilling within PT Freeport Indonesia's Block A area continues to focus on converting resources to reserves at Kucing Liar, Deep Grasberg, the Deep Ore Zone and a newly defined surface target called Ertsberg East. Drilling between Deep Grasberg and Kucing Liar is proceeding with significant mineralized intervals intersected on the south side of the present Grasberg block cave reserve. Extensions of the Deep Ore Zone continue to be confirmed by recent drilling, and the continuity of mineralization adjacent to the existing block cave ore reserve is being confirmed. Drills have been moved to test mineralization in the Ertsberg East area for possible open-pit operations. Several other prospects are being reviewed in Block A.

     Field exploration activities outside of our current mining operations area have been suspended pending the resolution of a number of regulatory and local community issues.

SMELTING AND REFINING
Atlantic Copper Operating Results

                                             Second Quarter      Six Months
                                            ----------------  ----------------
                                              2000    1999      2000    1999
                                            -------  -------  -------  -------
Revenues (in millions)                       $201.8   $196.0   $426.7   $378.2
Operating income (in millions)                 $1.8     $1.7     $5.8    $10.1
Concentrate treated (metric tons)           238,500  225,100  483,200  463,700
Anode production (000s of pounds)           167,800  153,700  346,100  317,700
Cathode and wire rod sales (000s of pounds) 147,100  138,100  284,200  276,500
Gold sales in anodes and slimes (ounces)    173,200  265,000  384,400  451,000

     Atlantic Copper reported higher revenues in the 2000 periods as compared with the 1999 periods primarily because of higher copper prices and higher cathode and wire rod sales volumes. Second-quarter 2000 operating income was basically unchanged compared with the 1999 quarter. Cathode cash production costs of $0.12 per pound in the second-quarter and six-month 2000 periods were lower than the $0.15 per pound reported in the 1999 quarter and $0.14 per pound reported in the 1999 six-month period primarily because of higher production volumes and favorable currency exchange rates. The benefits from lower cathode cash production costs were essentially offset by lower treatment and refining rates ($0.17 per pound in the second quarter of 2000 compared with $0.19 per pound in the second quarter of 1999). Six-month 2000 operating income declined by $4.3 million compared with the six-month 1999 period primarily because of lower treatment charges ($0.17 per pound in 2000 and $0.21 per pound in 1999). Lower treatment charges, which negatively affect Atlantic Copper, benefit PT Freeport Indonesia as discussed above.

     A portion of Atlantic Copper's operating costs and certain Atlantic Copper asset and liability accounts are denominated in Spanish pesetas. Based on estimated 2000 peseta payments of 15 billion and a June 30, 2000 exchange rate of 174.1 pesetas to one U.S. dollar, a ten-peseta increase or decrease in the exchange rate could result in a corresponding approximate $5 million change in annual operating costs, before any hedging effects. Atlantic Copper had peseta-denominated net monetary liabilities at June 30, 2000 totaling $80.6 million recorded at an exchange rate of 174.1 pesetas to one U.S. dollar. Adjustments to these net liabilities to reflect changes in the exchange rate are recorded as currency transaction gains or losses in other income and totaled gains (losses) of $(0.3) million in the second quarter of 2000, $3.2 million in the second quarter of 1999, $2.1 million in the first six months of 2000 and $9.6 million in the first six months of 1999.

     Atlantic Copper has a currency hedging program using foreign currency forward contracts to reduce its expoossure to changes in the U.S. dollar and Spanish peseta exchange rate. At June 30, 2000, Atlantic Copper had contracts to purchase 35.2 billion Spanish pesetas at an average exchange rate of 160.3 pesetas to one U.S. dollar through December 2003. These contracts currently hedge approximately 75 percent of Atlantic Copper's projected 2000 net peseta cash outflows and approximately 60 percent of Atlantic Copper's projected 2001 through 2003 net peseta cash outflows. In addition to the currency transaction gains noted above, Atlantic Copper recorded losses to other income related to its forward currency contracts totaling $1.8 million in the second quarter of 2000, $2.5 million in the second quarter of 1999, $7.8 million in the first six months of 2000 and $9.0 million in the first six months of 1999. Current accounting rules require us to record changes in market value on all of our open foreign currency contracts designated as hedges of anticipated payments to net income each reporting period. Effective January 2001, we will be able to elect to change our accounting method for foreign currency contracts and thereby record gains/losses on such contracts, which cover future periods, to other comprehensive income (i.e. a component of equity) instead of net income if the contracts qualify for hedge accounting treatment under recently promulgated accounting standards.

PT Smelting Operating Results
PT Freeport Indonesia accounts for its 25 percent interest in PT Smelting under the equity method. PT Smelting temporarily shut down its smelter, as planned, at the end of March 2000 for the tie-in of a new third anode furnace as well as for planned maintenance. The smelter restarted at the end of April and remains on schedule to operate at full design capacity of 200,000 metric tons of copper per year by the end of 2000. Our revenues include $58.9 million in the second quarter of 2000, $64.3 million in the second quarter of 1999, $129.4 million in the first six months of 2000 and $88.5 million in the first six months of 1999 from PT Freeport Indonesia sales to PT Smelting.

   PT Freeport Indonesia's share of PT Smelting's net operating losses, which are recorded as Equity in PT Smelting losses in the Statements of Operations, totaled $6.6 million in the second quarter of 2000, $3.0 million in the second quarter of 1999, $8.3 million in the first six months of 2000 and $8.2 million in the first six months of 1999. We also defer recognizing profits on 25 percent of PT Freeport Indonesia sales to PT Smelting, for which the final sale has not occurred. Changes in these deferred amounts resulted in additional income (losses) of $0.7 million in the second quarter of 2000, $(1.9) million in the second quarter of 1999, $4.7 million in the first six months of 2000 and a $(4.3) million in the first six months of 1999. Changes in these deferred profits are recorded as part of Equity in PT Smelting losses in the Statements of Operations.

OTHER FINANCIAL RESULTS
The FCX/Rio Tinto joint ventures incurred exploration costs of $2.7 million in the 2000 second quarter, $3.9 million in the 1999 second quarter, $5.5 million in the 2000 six-month period and $9.2 million in the 1999 six-month period. Substantially all costs in the joint venture areas are now being shared 60 percent by us and 40 percent by Rio Tinto.

     Second-quarter 2000 general and administrative expenses of $16.5 million were lower than the $17.3 million reported in the 1999 quarter mostly because the 1999 quarter included charges totaling $1.7 million for an early retirement program and for costs of stock appreciation rights because of an increase in our stock price during the 1999 quarter. Six-month 2000 general and administrative expenses were $4.4 million higher compared to the 1999 period primarily because of a $6.0 million charge for contribution commitments to support small business development programs within Irian Jaya (Papua) that will be paid over a two-year period. The six-month 2000 period also included an $0.8 million charge for personnel severance costs, offset by a $1.5 million reversal of costs for stock appreciation rights because of a decrease in our common stock price.

     Our total interest costs (before capitalization) were $51.4 million for the 2000 quarter, $48.7 million in the 1999 quarter, $102.6 million in the first six months of 2000 and $99.5 million in the first six months of 1999. Higher interest rates in the 2000 periods were only partially offset by lower debt levels. We capitalized $1.5 million of interest costs in the second quarter of 2000, $0.8 million in the second quarter of 1999, $2.9 million in the first six months of 2000 and $1.3 million in the first six months of 1999.

     Our effective tax rate was 71 percent for the first six months of 2000 and 52 percent for the first six months of 1999. The combination of lower reported PT Freeport Indonesia taxable income and higher parent company costs in the first six months of 2000 caused the majority of the increase in the effective tax rate compared with the 1999 period. PT Freeport Indonesia's Contract of Work provides a 35 percent income tax rate and a 10 percent withholding on dividends paid to FCX by PT Freeport Indonesia and on interest for debt incurred after the signing of the Contract of Work. No income taxes are recorded at Atlantic Copper, which is subject to taxation in Spain, because it has not generated significant taxable income in recent years and has a substantial tax loss carryforward for which no financial statement benefit has been provided. Additionally, our parent company costs generate only a small U.S. tax benefit because our parent company has no U.S.-sourced income.

CAPITAL RESOURCES AND LIQUIDITY
Our primary sources of cash are operating cash flows and borrowings, while our primary uses of cash include capital expenditures, repayments of debt, dividends and purchases of our common stock. Net cash provided by operating activities was $228.2 million for the first six months of 2000, compared with $278.6 million for the 1999 period. Net cash used in investing activities totaled $103.4 million in the 2000 period, compared with $77.4 million in the 1999 period, primarily for PT Freeport Indonesia capital expenditures. Net cash used in financing activities totaled $125.7 million in 2000 compared with $202.5 million in 1999.

Operating Activities
Lower net income and non-cash charges were only partly offset by working capital changes in the first six months of 2000, resulting in a decrease in operating cash flow of $50.3 million, to $228.2 million, from the year-ago period. The net decrease in working capital for the first six months of 2000 primarily reflects an increase in accounts payable and accrued liabilities and the collection of accounts receivable. The net decrease in working capital for the first six months of 1999 primarily reflects the collection of accounts receivable partly offset by an increase in inventories.

Investing Activities
Our six-month 2000 capital expenditures were higher compared to the 1999 period primarily because of payments for deferred purchases of mine equipment. Our capital expenditures for 2000 are expected to total approximately $200 million, including $35 million for underground mine development, primarily the Deep Ore Zone, which is expected to start production later this year and ramp up to full production of 25,000 metric tons of ore per day by 2004. Funding is expected to be provided by operating cash flow and PT Freeport Indonesia's bank credit facilities $133.0 million commitment available at July 24, 2000).

     Atlantic Copper has an unfunded contractual obligation ($62.2 million at Junee 30, 2000) to supleement amounts paid to retired employeess. Spanish legislation requires that Atlantic Copper fund this obligation over a multi-year period commencing in 2001. Atlantic Copper is reviewing its options for complying with Spanish laws.

Financing Activities
Repayments to Rio Tinto totaled $60.6 million in the first six months of 2000 and $107.5 million in the first six months of 1999 from PT Freeport Indonesia's share of incremental cash flow attributable to the fourth concentrator mill expansion. After less than 2 / years, PT Freeport Indonesia has fully repaid the $450 million loan from Rio Tinto, which funded PT Freeport Indonesia's share of the fourth concentrator mill expansion. PT Freeport Indonesia's 60 percent share of incremental cash flows from the expansion is now available for PT Freeport Indonesia's general uses . Net borrowings of other debt totaled $118.6 million in the first six months of 2000, compared with net repayments of $51.2 million in the first six months of 1999.

     In 1998, PT Freeport Indonesia reacquired for $30 million an aggregate one-third interest in certain infrastructure asset joint ventures owned by PT AlatieF Nusakarya Corporation, an Indonesian investor. The joint ventures had purchased $270.0 million of infrastructure assets from PT Freeport Indonesia during the period from December 1993 to March 1997, and PT Freeport Indonesia had sold its one-third interest in the joint ventures to PT AlatieF in March 1997. In April 2000, PT Freeport Indonesia paid $12.5 million to increase its aggregate ownership interest in the joint ventures to 47 percent. We are consolidating the joint ventures for financial reporting purposes because the agreements provide the joint venture partners with a guaranteed annual return on their investment. PT Freeport Indonesia expects to purchase the remaining 53 percent interest in the joint ventures with an additional cash payment and the assumption of certain debt in the third quarter of 2000. PT Freeport Indonesia's increased ownership in the joint ventures will benefit net income because it will eliminate PT Freeport Indonesia's obligation to pay a guaranteed 15 percent after-tax return to the previous owners in the joint ventures.

     In June 2000, our Board of Directors authorized a 20 million share increase in our open market share repurchase program, bringing the total shares approved for purchase under this program to 80 million. During the first six months of 2000, we acquired 10.6 million of our shares for $129.2 million (an average of $12.15 per share). During the first six months of 1999, we acquired 0.8 million of our shares for $7.8 million (an average of $9.20 per share). From inception of this program in July 1995 through July 24, 2000, we have purchased a total of
64.3 million shares for $1.2 billion (an average of $18.49 per share) and approximately 15.7 million shares remain available under the program. The timing of future purchases is dependent upon many factors, including the price of common shares, our business and financial position, and general economic and market conditions.

     In response to volatile copper and gold markets, in early 1998 we began an effort to reduce our costs and enhance our production. Our overall strategy remains focused on optimizing the performance of our expanded milling facilities so that we can achieve higher sales levels at low costs. PT Freeport Indonesia is implementing a number of initiatives in 2000 designed to further improve operating processes and reduce costs. We believe we have the overall financial flexibility to continue to invest in operations and maintain our exploration program while still retaining our options to reduce our overall debt levels or repurchase FCX shares. As discussed above, our credit facility availability at July 24, 2000 was $133.0 million. We believe we can continue to generate sufficient cash flows from operations to meet our planned capital requirements without obtaining new capital, barring any unforeseen events. However, because of the economic and political issues affecting Indonesia and the volatility of copper and gold prices, our ability to obtain capital is limited at this time, and the cost of new capital, if available, would be high.

     In 1997, we guaranteed a $254.0 million loan from a commercial bank to PT Nusamba Mineral Industri, an Indonesian company. Nusamba used the funds to purchase from a third party for $315 million approximately 51 percent of the capital stock of PT Indocopper Investama Corporation, a company whose only significant asset is 9.4 percent of PT Freeport Indonesia's stock. We own the remaining 49 percent of PT Indocopper Investama. The loan is secured by a pledge of the PT Indocopper Investama stock owned by Nusamba and is due March 2002. The purchase price was negotiated based primarily on FCX's market value at the time of the transaction. We also agreed to lend to Nusamba any amounts necessary to cover shortfalls between the interest payments on the loan and the dividends received by Nusamba on the PT Indocopper Investama stock. At June 30, 2000, we had loaned $54.0 million to Nusamba for this purpose. The amount of any future shortfalls will depend primarily on the level of PT Freeport Indonesia's dividends to PT Indocopper Investama. Once the total of the guaranteed loan and the amounts we have subsequently loaned to Nusamba reach the original purchase price ($315 million), we expect to begin expensing any additional amounts we loan to Nusamba.

     The effect of the current economic and political situation in Indonesia on Indonesian companies, including Nusamba, is uncertain. Should these uncertainties result in our being required to honor our guarantee of Nusamba's commercial bank loan, we would anticipate negotiating satisfaction of the amounts due with the bank on mutually acceptable terms. However, any such terms likely would be restrictive and costly, given commercial lending markets' assessment of Indonesian creditors.

DEVELOPMENTS IN INDONESIA
The Indonesian government continues to try to address the important political and economic issues it faces.

     Regarding economic matters, political and social issues facing Indonesia continue to strain the President's and government's efforts to achieve economic recovery in Indonesia, including its widespread provinces. After trading in a range of 7,000-8,000 rupiah to one U.S. dollar during the first quarter of 2000, in early July 2000 the Indonesian currency weakened to a 16-month low, approximating 9,500 rupiah to one U.S. dollar. The Indonesian government continues to face the important tasks of restructuring the country's debt and the banking system. President Wahid and other government representatives also have made significant efforts to encourage renewal of foreign investment in Indonesia.

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

     While the Indonesian government permitted the Papuans to meet to voice their aspiattiions, the President and other Indonesian leaders have made it clear that Irian Jaya (Papua) must remain part of Indonesia. Moreover, the U.S. Government, Japan, Australia and the European Union, have stated that they do not support Independence for Irian Jaya (Papua) and strongly support the territorial integrity of Indonesia. Key Papuan leaders have said independence should be regarded as a long-term goal and that they should pursue that goal peacefully. We regard the statement of the Papuan Congress to be part of the ongoing dialogue between Jakarta and the Papuans over greater autonomy and thus is indicative of Indonesia's new democratic form of government.

     Recently, certain non-governmental organizations have criticized PT Freeport Indonesia's independent environmental audit by Montgomery Watson, which was publicly released in December 1999. In response to this criticism, the Indonesian environmental minister has requested clarification of several of the audit's findings, which we have provided. Additionally, the Indonesian government has formed a "fact-finding" team to review these and other criticisms. This team consists of members of the Department of Mines and Energy (DOME), the Department of Finance, the environmental ministry and representatives of provincial and local governments in Irian Jaya (Papua). PT Freeport Indonesia welcomes this team and is cooperating fully in this effort, as we believe it represents an opportunity for responsible members of the government to develop an objective, first-hand understanding of our operations.

ENVIRONMENTAL MATTERS
On May 4, 2000, an incident at the Wanagon overburden stockpile involving the slippage of overburden caused a wave of water and material to overtop the Wanagon basin spillway and enter the nearby Wanagon valley. Four employees of a contractor of PT Freeport Indonesia working in the area perished in the incident.
 All other workers in the area were located and were unharmed.
No injuries were reported at Banti, the nearest village inhabited by local people, located approximately 12 kilometers downstream of the Wanagon basin. PT Freeport Indonesia charged $2.9 million to second-quarter production costs primarily for assets lost as a result of the incident.

   Daily rainfall amounts for the four days preceding the incident were about 40 millimeters, nearly five times normal levels, and are believed to have contributed to the slippage. PT Freeport Indonesia environmental specialists have been taking water samples in the Wanagon River and other locations downstream
to assess the environmental impact.   Based on the analysis to-
date, no threat to human health and no long-term environmental impacts have been identified as a result of the overflow event. The material in the Wanagon basin includes the byproduct of treating acid rock drainage from the overburden in the basin with lime as approved by the DOME in PT Freeport Indonesia's mine plan. The overflow from the basin consisted of this material together with crushed overburden, which is natural rock, and other natural sediments.

   PT Freeport Indonesia notified the appropriate officials of the DOME and BAPEDAL, Indonesia's Environmental Ministry, and cooperated with a joint team of DOME and BAPEDAL representatives who have studied the incident. Shortly after the incident, the DOME informed PT Freeport Indonesia that it must suspend stockpiling overburden in the immediate area affected by the slippage. PT Freeport Indonesia had not stockpiled overburden in the Wanagon area since the end of March 2000. On May 24, 2000, PT Freeport Indonesia, in consultation with the Government of Indonesia, voluntarily agreed to temporarily limit production at its Grasberg open pit to an average of no more than 200,000 MTPD pending the conclusion of technical studies and recommendations for safe re-use of the Wanagon basin.

   In early July 2000, PT Freeport Indonesia began implementing an overburden stockpile stabilization plan at the Wanagon overburden stockpile. The plan, approved by the DOME, involves the placement of eight million metric tons of overburden within a sixty-day period. During the sixty-day period, PT Freeport Indonesia will submit a comprehensive report to DOME on its overburden stockpile plan for the Wanagon basin area. After submitting its report to DOME, PT Freeport Indonesia expects to resume normal overburden placement activities, with certain modifications based on studies following the May 4th incident.

CAUTIONARY STATEMENT
Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our performance in the future. Forward-looking statements are all statements other than historical facts, such as those regarding anticipated sales volumes, ore grades, commodity prices, capital expenditures, debt repayments, political, economic and social conditions in our areas of operations, treatment charge rates, exploration efforts and results, the availability of financing and PT Smelting operating levels. We caution you that these statements are not guarantees of future performance, and our actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include unanticipated declines in the average grades of ore mined, unanticipated milling and other processing problems, labor relations, weather conditions, the speculative nature of mineral exploration, fluctuations in interest rates and other adverse financial market conditions, and other factors described in more detail under the heading "Cautionary Statements" in our Form 10-K for the year ended December 31, 1999.

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


Item 6.   Exhibits and Reports on Form 8-K.
          (a)  The exhibits to this report are listed in the
               Exhibit Index beginning on Page E-1 hereof.
          (b) During the quarter for which this report is filed, the registrant filed three Current Reports on Form 8-K dated May 4, 2000, May 24, 2000 and June 23, 2000 reporting information under items 5 and 7.


                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         FREEPORT-McMoRan COPPER & GOLD INC.



                         By:    \s\ C. Donald Whitmire, Jr.
                             --------------------------------
                                 C. Donald Whitmire, Jr.
                             Vice President and
                             Controller-Financial Reporting
                             (authorized signatory and
                             Principal Accounting Officer)

Date:  August 2, 2000

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

                   Freeport-McMoRan Copper & Gold Inc.
                            EXHIBIT INDEX

Exhibit
Number                 Description
-----                  -----------
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

4.16 Amendment dated as of March 7, 1997 to the PT Freeport Indonesia Credit Agreement among PT Freeport Indonesia, FCX, the several financial institutions that are parties thereto, First Trust of New York, National Association, as PT Freeport Indonesia Trustee, The Chase Manhattan Bank, as administrative agent, security agent and JAA security agent, and The Chase Manhattan Bank, as dooccumentary agent. Incorporated by reference to Exhibit 4.16 to the Annual Report of FCX on Form 10-K for the year ended December 31, 1997 (the FCX 1997 Form 10-K).

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

                   Freeport-McMoRan Copper & Gold Inc.
                            EXHIBIT INDEX

Exhibit
Number                      Description
-----                       -----------
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

4.25 Certificate of Designations of Series A Participating Cumulative Preferred stock of FCX. Incorporated by reference to Exhibit 4.25 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 2000 (the FCX 2000 First Quarter Form 10-Q).

4.26 Rights Agreement dated as of May 3, 2000 between FCX and
     Chasemellon Shareholder Services, L.L.C., as Rights Agent.
     Incorporated by reference to Exhibit 4.26 to the FCX 2000
     First Quarter Form 10-Q.

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

                 Freeport-McMoRan Copper & Gold Inc.
                            EXHIBIT INDEX

Exhibit
Number                     Description
-----                      -----------
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

10.14 FCX President's Award Program. Incorporated by reference to Exhibit 10.8 to the FCX 1995 Form 10-K.

10.15     FCX Adjusted Stock Award Plan, as amended.
     Incorporated by reference to Exhibit 10.15 to the  1997 FCX
     Form 10-K.

                 Freeport-McMoRan Copper & Gold Inc.
                          EXHIBIT INDEX

Exhibit
Number                               Description
------                               -----------
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

10.30 Supplemental Letter Agreement dated April 13, 2000 between J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.30 to the FCX 2000 First Quarter
     Form 10-Q.

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

                 Freeport-McMoRan Copper & Gold Inc.
                          EXHIBIT INDEX

Exhibit
Number                               Description
-----
10.33 Supplemental Letter Agreement dated July 10, 2000 between FMS and Rene L. Latiolais.

10.34     Letter Agreement dated November 1, 1999 between FMS and
     Gabrielle K. McDonald. Incorporated by reference to Exhibit
     10.33 of the FCX 1999 Form 10-K.

10.35 Supplemental Letter Agreement dated May 17, 2000 between FMS and Gabrielle K. McDonald.

10.36 Concentrate Purchase and Sales Agreement dated effective December 11, 1996 between PT Freeport Indonesia and P T
     Smelting. Incorporated by reference to Exhibit 10.34 of the FCX 1999 Form 10-K.

15.1 Letter dated July 18, 2000 from Arthur Andersen LLP regarding unaudited interim financial statements.

27.1 FCX Financial Data Schedule.