Form 10-Q
period 2000-09-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2000-11-01
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the Quarter Ended September 30, 2000



                Commission File Number: 1-9916



              Freeport-McMoRan Copper & Gold Inc.



Incorporated in Delaware                 74-2480931
                             (IRS Employer Identification No.)


      1615 Poydras Street, New Orleans, Louisiana  70112


Registrant's telephone number, including area code: (504) 582-4000





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

On September 30, 2000, there were issued and outstanding
57,292,123 shares of the registrant's Class A Common Stock, par value $0.10 per share, and 91,194,374 shares of its Class B
Common Stock, par value $0.10 per share.



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

Item 1. Financial Statements.

               FREEPORT-McMoRan COPPER & GOLD INC.
              CONDENSED BALANCE SHEETS (Unaudited)

                                        September 30,  December 31,
                                            2000          1999
                                         ----------    ----------
                                              (In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents              $    5,978    $    6,698
  Accounts receivable                       159,577       172,762
  Inventories                               395,493       368,125
  Prepaid expenses and other                  9,632        16,869
                                         ----------    ----------
    Total current assets                    570,680       564,454
Property, plant and equipment, net        3,261,301     3,363,291
Investment in PT Smelting                    62,767        66,070
Other assets                                 86,425        89,101
                                         ----------    ----------
Total assets                             $3,981,173    $4,082,916
                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable
   and accrued liabilities               $  400,005    $  317,339
  Current portion of long-term debt
   and short-term borrowings                205,102       114,789
  Unearned customer receipts                 40,410        40,235
  Accrued income taxes                        4,718        42,704
                                         ----------    ----------
    Total current liabilities               650,235       515,067
Long-term debt, less current portion:
  FCX and PT Freeport Indonesia
   credit facilities                        859,000       648,000
  Senior notes                              450,000       570,000
  Infrastructure asset financings           410,592       443,150
  Atlantic Copper debt                      212,419       230,212
  Equipment loans                            57,268        65,656
  Rio Tinto loan                              -            30,123
  Other notes payable                        77,578        46,329
Accrued postretirement benefits
  and other liabilities                      92,128       114,677
Deferred income taxes                       569,089       553,394
Minority interests                          113,715       181,921
Redeemable preferred stock                  475,005       487,507
Stockholders' equity                         14,144       196,880
                                         ----------    ----------
Total liabilities and
  stockholders' equity                   $3,981,173    $4,082,916
                                         ==========    ==========

The accompanying notes are an integral part of these financial statements.

               FREEPORT-McMoRan COPPER & GOLD INC.
              STATEMENTS OF OPERATIONS (Unaudited)

                               Three Months Ended      Nine Months Ended
                                  September 30,          September 30,
                               -------------------   -----------------------
                                 2000       1999        2000         1999
                               --------   --------   ----------   ----------
                                  (In Thousands, Except Per Share Amounts)
Revenues                       $473,837   $473,658   $1,338,777   $1,359,829
Cost of sales:
Production and delivery         278,886    223,715      798,234      666,055
Depreciation and amortization    77,825     74,063      195,512      217,188
                               --------   --------   ----------   ----------
  Total cost of sales           356,711    297,778      993,746      883,243
Exploration expenses              2,915      2,484        6,724        7,590
Equity in PT Smelting losses      5,383      3,926        9,020       16,391
General and
  administrative expenses        18,729     15,151       55,996       48,059
                               --------   --------   ----------   ----------
  Total costs and expenses      383,738    319,339    1,065,486      955,283
                               --------   --------   ----------   ----------
Operating income                 90,099    154,319      273,291      404,546
Interest expense, net           (53,539)   (47,904)    (153,287)    (146,127)
Other income (expense), net       5,598     (4,316)       5,014        1,381
                               --------   --------   ----------   ----------
Income before income taxes
  and minority interests         42,158    102,099      125,018      259,800
Provision for income taxes      (34,752)   (53,331)     (93,477)    (135,623)
Minority interests in
  net income of consolidated
  subsidiaries                   (7,252)   (13,130)     (21,832)     (34,552)
                               --------   --------   ----------   ----------
Net income                          154     35,638        9,709       89,625
Preferred dividends              (9,346)    (8,829)     (28,273)     (26,145)
                               --------   --------   ----------   ----------
Net income (loss) applicable to
  common stock                 $ (9,192)  $ 26,809   $  (18,564)  $   63,480
                               ========   ========   ==========   ==========

Net income (loss) per share of common stock:
     Basic                        $(.06)      $.16        $(.12)        $.39
                                  =====       ====        =====         ====
     Diluted                      $(.06)      $.16        $(.12)        $.39
                                  =====       ====        =====         ====

Average common shares outstanding:
     Basic                      150,088    163,481      156,597      163,654
                                =======    =======      =======      =======
     Diluted                    150,088    164,844      156,597      164,471
                                =======    =======      =======      =======

The accompanying notes are an integral part of these financial statements.

               FREEPORT-McMoRan COPPER & GOLD INC.
               STATEMENTS OF CASH FLOW (Unaudited)

                                                Nine Months
                                                   Ended
                                                September 30,
                                            ---------------------
                                              2000         1999
                                            ---------   ---------
                                                (In Thousands)
Cash flow from operating activities:
Net income                                  $   9,709   $  89,625
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation and amortization               195,512     217,188
  Deferred income taxes                        18,707      49,231
  Equity in PT Smelting losses                  9,020      16,391
  Minority interests' share of net income      21,832      34,552
  Other                                        27,511       9,280
  (Increases) decreases in working capital:
    Accounts receivable                         5,090       5,968
    Inventories                               (30,571)    (39,246)
    Prepaid expenses and other                  8,077        (610)
    Accounts payable and accrued liabilities   81,872      (3,884)
    Accrued income taxes                      (41,838)      9,200
                                            ---------   ---------
  (Increase) decrease in working capital       22,630     (28,572)
                                            ---------   ---------
Net cash provided by operating activities     304,921     387,695
                                            ---------   ---------

Cash flow from investing activities:
  PT Freeport Indonesia capital expenditures (117,950)    (97,656)
  Atlantic Copper capital expenditures         (8,377)     (4,886)
  Investment in PT Smelting                    (5,717)     (3,384)
  Other                                            13        (852)
                                            ---------   ---------
Net cash used in investing activities        (132,031)   (106,778)
                                            ---------   ---------

Cash flow from financing activities:
Repayments to Rio Tinto                       (60,564)   (161,050)
Proceeds from other debt                      399,601     264,611
Repayment of other debt                      (271,110)   (314,031)
Partial redemption of preferred stock         (11,893)    (11,946)
Purchase of FCX common shares                (158,731)     (7,921)
Cash dividends paid:
  Preferred stock                             (28,464)    (28,587)
  Minority interests                          (31,757)    (11,189)
Other                                         (10,692)    (13,320)
                                            ---------   ---------
Net cash used in financing activities        (173,610)   (283,433)
                                            ---------   ---------
Net decrease in cash and cash equivalents        (720)     (2,516)
Cash and cash equivalents
  at beginning of year                          6,698       5,877
                                            ---------   ---------
Cash and cash equivalents at end of period  $   5,978   $   3,361
                                            =========   =========

The accompanying notes are an integral part of these financial statements.

               FREEPORT-McMoRan COPPER & GOLD INC.
                  NOTES TO FINANCIAL STATEMENTS

1.      EARNINGS PER SHARE
Freeport-McMoRan Copper & Gold Inc.'s (FCX) basic net income
(loss) per share of common stock was calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share of common stock was calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period plus the net effect of dilutive stock options. Stock options representing less than 0.1 million shares in the third quarter of 2000 and 0.5 million shares in the 2000 nine-month period that otherwise would have been considered dilutive were excluded from the diluted net loss per share calculation because of the net losses for the periods. Dilutive stock options represented 1.4 million shares in the third quarter of 1999 and
0.8 million shares in the 1999 nine-month period.

     Options totaling 14.7 million shares (average price of $19.17 per share) in the third quarter of 2000 and 11.7 million shares (average price of $21.51 per share) in the 2000 nine-month period were excluded from the computation of diluted net income
(loss) per share of common stock because their exercise prices were greater than the average market price of the common stock during the period. For 1999, options for 9.9 million shares (average exercise price of $22.65 per share) in the third quarter and 11.2 million shares (average exercise price of $21.75 per
share) in the nine-month period were excluded.   Convertible
preferred stock outstanding was not included in the computation of diluted net income (loss) per share of common stock because doing so would have increased diluted net income per share of common stock or decreased diluted net loss per share of common stock. The preferred stock was convertible into 11.7 million shares of common stock, and the related accrued dividends totaled $6.1 million in the third quarter of 2000, $5.6 million in the third quarter of 1999, $18.4 million in the 2000 nine-month period and $16.1 million in the 1999 nine-month period.

2.   FINANCIAL CONTRACTS
At times, FCX has entered into financial contracts to manage certain risks resulting from fluctuations in commodity prices (primarily copper and gold), foreign currency exchange rates and interest rates by creating offsetting exposures. Costs or premiums and gains or losses on the contracts, including closed contracts, are recognized with the hedged transaction if deferral criteria are met. Gains or losses on the contracts are recognized currently if the hedged transaction is no longer expected to occur or if deferral criteria are not met. FCX monitors its credit risk on an ongoing basis and considers this risk to be minimal because its contracts are with a diversified group of financially strong counterparties. FCX currently has no copper and gold price protection contracts relating to its future mine production other than its gold-denominated preferred stock.

     At September 30, 2000, FCX had redeemable preferred stock indexed to commodities, open foreign currency forward contracts, open forward copper sales and purchase contracts related to its smelter operations and interest rate swap contracts. Redeemable preferred stock indexed to commodities is treated as a hedge of future production and is carried at its original issue value. As principal payments occur, differences between the carrying value and the payment are recorded as an adjustment to revenues. In August 2000, FCX made the second of eight annual mandatory partial redemption payments of its Silver-Denominated Preferred Stock. FCX recorded $0.6 million to revenues in each of the third quarters of 1999 and 2000 for the excess of the carrying values over the payments.

     Atlantic Copper, S.A., a wholly owned subsidiary of FCX (Atlantic Copper), hedges a portion of its anticipated Spanish peseta/euro cash outflows with foreign currency forward contracts. PT Freeport Indonesia, FCX's majority-owned subsidiary, also has foreign currency forward contracts hedging a portion of its anticipated Australian dollar and Indonesian rupiah cash outflows. Changes in market value of foreign currency forward contracts which are intended to cover anticipated transactions are recognized in the period incurred. A stronger U.S. dollar and the weaker Spanish peseta/euro and Australian dollar have resulted in unrealized losses on these foreign currency contracts which are recorded in earnings. FCX's net gains (losses) on foreign currency contracts are included in production costs and totaled $(26.8) million in the third quarter of 2000, $1.2 million in the third quarter of 1999, $(32.7) million in the first nine months of 2000 and $(4.4) million in the first nine months of 1999. Atlantic Copper also enters into futures contracts for copper to hedge its price risk whenever its physical purchases and sales pricing periods do not match. Gains and losses on these contracts are recognized when the contracts mature. Atlantic Copper has interest rate swap contracts to limit the effect of increases in the interest rates on variable-rate debt. The costs associated with these contracts are amortized to interest expense over the terms of the agreements.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred SFAS 133's effective date to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging
Activities," which amended SFAS 133.   SFAS 133 establishes
accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

    FCX will adopt SFAS 133 effective January 1, 2001. FCX expects to continue its current accounting for its redeemable preferred stock indexed to commodities under the provisions of SFAS 133 which allow such instruments issued before January 1, 1998 to be excluded from those instruments required to be adjusted for changes in their fair values.

    Under current accounting standards, Atlantic Copper's and PT Freeport Indonesia's foreign currency forward contracts do not qualify for hedge accounting because they are intended to cover anticipated transactions. The market value of these contracts is recorded in the balance sheet (a $32.3 million current liability at September 30, 2000). Changes in the market value of these contracts are recognized in earnings as they occur. Under SFAS 133, these contracts are expected to qualify for special hedge accounting treatment, whereby changes in fair value will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when resulting gains and losses will be recorded in earnings.

    FCX believes that for all its other significant contracts that are not excluded from SFAS 133's provisions, the impact of the adoption of SFAS 133 will not be material to its financial position or results of operations.

3.   INTEREST COST
Interest expense excludes capitalized interest of $2.0 million in the third quarter of 2000, $1.3 million in the third quarter of 1999, $4.8 million in the first nine months of 2000 and $2.6 million in the first nine months of 1999.

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

                               Mining      Smelting
                                 and         and     Eliminations      FCX
                             Exploration   Refining   and Other       Total
                             ----------    --------   ---------     ----------
                                              (In Thousands)
Three months ended September 30, 2000
Revenues                     $  385,933a   $181,312   $ (93,408)b   $  473,837
Production and delivery         176,002     186,851     (83,967)b      278,886
Depreciation and amortization    69,881       6,795       1,149         77,825
Exploration expenses              2,388         -           527          2,915
Equity in PT Smelting losses        -         5,383c        -            5,383
General and
 administrative expenses         14,751       2,346       1,632         18,729
                             ----------    --------   ---------     ----------
Operating income (loss)      $  122,911    $(20,063)  $ (12,749)    $   90,099
                             ==========    ========   =========     ==========
Interest expense, net        $   35,061    $  6,263   $  12,215     $   53,539
                             ==========    ========   =========     ==========
Provision (benefit)
 for income taxes            $   34,107    $   (649)  $   1,294     $   34,752
                             ==========    ========   =========     ==========

<CAPTION
                                Mining     Smelting
                                 and         and     Eliminations      FCX
                             Exploration   Refining   and Other       Total
                             ----------    --------   ---------     ----------
                                               (In Thousands)
Three months ended September 30, 1999
Revenues                     $  376,298a   $174,306   $ (76,946)b   $  473,658
Production and delivery         124,081     164,313     (64,679)b      223,715
Depreciation and amortization    65,621       7,325       1,117         74,063
Exploration expenses              2,099         -           385          2,484
Equity in PT Smelting losses        -         3,926c        -            3,926
General and
 administrative expenses         11,537       2,206       1,408         15,151
                             ----------    --------   ---------     ----------
Operating income (loss)      $  172,960    $ (3,464)  $ (15,177)    $  154,319
                             ==========    ========   =========     ==========
Interest expense, net        $   33,568    $  6,565   $   7,771     $   47,904
                             ==========    ========   =========     ==========
Provision (benefit)
 for income taxes            $   52,004    $ (1,593)  $   2,920     $   53,331
                             ==========    ========   =========     ==========

Nine months ended September 30, 2000
Revenues                     $  953,313a   $607,994   $(222,530)b   $1,338,777
Production and delivery         454,490     597,091    (253,347)b      798,234
Depreciation and amortization   171,066      21,063       3,383        195,512
Exploration expenses              5,445         -         1,279          6,724
Equity in PT Smelting losses        -         9,020c        -            9,020
General and
 administrative expenses         44,768       6,520       4,708         55,996
                             ----------    --------   ---------     ----------
Operating income (loss)      $  277,544    $(25,700)  $  21,447     $  273,291
                             ==========    ========   =========     ==========
Interest expense, net        $  100,620    $ 19,111   $  33,556     $  153,287
                             ==========    ========   =========     ==========
Provision for income taxes   $   68,863    $  1,079   $  23,535     $   93,477
                             ==========    ========   =========     ==========

Nine months ended September 30, 1999
Revenues                     $1,040,653a   $552,532   $(233,356)b   $1,359,829
Production and delivery         386,605     522,374    (242,924)b      666,055
Depreciation and amortization   191,901      21,936       3,351        217,188
Exploration expenses              6,848         -           742          7,590
Equity in PT Smelting losses        -        16,391c        -           16,391
General and
 administrative expenses         36,250       6,697       5,112         48,059
                             ----------    --------   ---------     ----------
Operating income (loss)      $  419,049    $(14,866)  $     363     $  404,546
                             ==========    ========   =========     ==========
Interest expense, net        $  104,947    $ 19,981   $  21,199     $  146,127
                             ==========    ========   =========     ==========
Provision (benefit)
 for income taxes            $  116,559    $ (3,164)  $  22,228     $  135,623
                             ==========    ========   =========     ==========

a. Includes PT Freeport Indonesia sales to PT Smelting totaling $101.2 million in the third quarter of 2000, $87.1 million in the third quarter of 1999, $230.6 million in the nine-month period ended September 30, 2000 and $175.6 million in the nine-month period ended September 30, 1999.
b.   Represents elimination of intersegment sales from PT
     Freeport Indonesia to Atlantic Copper and the change in deferred profits on intersegment sales remaining in Atlantic Copper's inventories.
c. Includes effect of changes in deferred intercompany profits on 25 percent of PT Freeport Indonesia's sales to PT Smelting that remain in PT Smelting's inventory at period end. The gains (losses) totaled $(1.8) million in the third quarter of 2000, $(4.3) million in the third quarter of 1999, $2.9 million in the nine-month period ended September 30, 2000 and $(8.6) million in the nine-month period ended September 30, 1999.

5.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first nine months of 2000 and 1999 was 1.8 to 1 and 2.7 to 1, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.
                     ----------------------
                             Remarks

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

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of
Freeport-McMoRan Copper & Gold Inc.:

     We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware corporation) as of September 30, 2000, the related statements of operations for the three- and nine-month periods ended September 30, 2000 and 1999, and the statements of cash flow for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


New Orleans, Louisiana
October 17, 2000

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

     Summary comparative results for the third-quarter and nine-month periods follow (in millions, except per share amounts):

                                  Third Quarter       Nine Months
                                 ---------------  -------------------
                                  2000     1999     2000        1999
                                 ------   ------  --------   --------
Revenues                         $473.8   $473.7  $1,338.8   $1,359.8
Operating income                   90.1    154.3     273.3      404.5
Net income (loss)
 applicable to common stock        (9.2)    26.8     (18.6)      63.5
Diluted net income (loss)
 per share of common stock         (.06)    0.16      (.12)      0.39

     Third-quarter 2000 revenues benefited from higher copper prices and sales volumes, offset in part by lower gold sales volumes compared to the third quarter of 1999. Revenues for the first nine months of 2000 benefited from the higher copper and gold prices, but sales volumes were lower when compared with the first nine months of 1999. Third-quarter 2000 revenues benefited by $5.1 million ($2.5 million to net loss or $0.02 per share) and third-quarter 1999 revenues benefited by $10.6 million ($5.2 million to net income or $0.03 per share) from adjustments to prior period "open" concentrate sales. Nine-month 2000 revenues benefited by $10.5 million ($5.1 million to net loss or $0.03 per share) and nine-month 1999 revenues benefited by $6.3 million ($3.1 million to net income or $0.02 per share) from adjustments to prior year concentrate sales.

     Cost of sales for the 2000 periods reflects higher equipment maintenance and fuel costs at PT Freeport Indonesia and the net mark-to-market losses on our foreign currency contracts which are intended to cover future anticipated operating costs. These mark-to-market losses totaled $26.8 million for the third quarter of 2000 and $32.7 million for the first nine months of 2000 (see "Note 2. Financial Contracts" and "New Accounting Standards").
The foreign currency contracts do not contain cash margin requirements. Nine-month 2000 cost of sales benefited from lower depreciation and amortization because of lower sales volumes at PT Freeport Indonesia.

     Lower PT Smelting losses for the first nine months of 2000 compared with the 1999 period primarily reflects changes in deferred profits on 25 percent of PT Freeport Indonesia's copper concentrate sales to PT Smelting. Third-quarter 2000 general and administrative expenses include charges totaling $2.3 million related to personnel severance costs. General and administrative expenses in the nine-month 2000 period were higher compared to the 1999 period primarily because of contribution commitments to support small business development programs within Irian Jaya (Papua) over a two-year period and personnel severance costs, partly offset by a reversal of costs for stock appreciation rights. The higher effective rate for income taxes in the 2000 periods as compared with the 1999 periods primarily reflects (1) an increase in net interest costs at the parent company level, for which there is very little tax benefit, (2) foreign currency contract losses at Atlantic Copper, for which there is no tax benefit, and (3) lower reported PT Freeport Indonesia taxable income. Lower minority interest charges in the 2000 periods primarily reflect lower net income at PT Freeport Indonesia.

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

                                     Third Quarter      Nine Months
                                    ---------------    ---------------
                                     2000     1999      2000     1999
                                    ------   ------    ------   ------
Mining and exploration              $122.9   $173.0    $277.5   $419.0
Smelting and refining                (20.1)    (3.5)    (25.7)   (14.9)
Intercompany eliminations and other  (12.7)   (15.2)     21.5      0.4
FCX operating income a              $ 90.1   $154.3    $273.3   $404.5

a.Profits on 100 percent of PT Freeport Indonesia's sales to Atlantic Copper and 25 percent of PT Freeport Indonesia's sales to PT Smelting are deferred until the final sale to third parties has occurred. Changes in the amount of these deferred profits impacted operating income by $(10.7) million in the third quarter of 2000, $(12.1) million in the third quarter of 1999, $35.9 million in the nine-month 2000 period and $10.2 million in the nine-month 1999 period. Our consolidated quarterly earnings fluctuate depending on the timing and prices of these sales.

MINING AND EXPLORATION
A summary of increases (decreases) in PT Freeport Indonesia revenues between the periods follows (in millions):

                                                  Third          Nine
                                                  Quarter       Months
                                                  -------      --------
PT Freeport Indonesia revenues - 1999 periods     $376.3       $1,040.7
Increases (decreases):
Price realizations:
  Copper                                            52.0          115.0
  Gold                                               8.1           12.0
Sales volumes:
  Copper                                            17.4          (82.0)
  Gold                                             (54.1)        (170.5)
Adjustments, primarily for copper pricing on
  prior period open sales                          (11.5)           6.7
Treatment charges, royalties and other              (2.3)          31.4
                                                  ------       --------
PT Freeport Indonesia revenues - 2000 periods     $385.9       $  953.3
                                                  ======       ========

     PT Freeport Indonesia's 2000 revenues for both the third-quarter and nine-month periods benefited from increases in copper price realizations, which were 18 percent and 17 percent higher, respectively, compared to the 1999 periods. However, higher copper realizations for the 2000 periods were more than offset by decreases in gold sales volumes. Third-quarter and nine-month 2000 gold sales volumes were 33 percent and 34 percent lower than the respective 1999 periods primarily because of lower ore grades attributable to the irregular distribution of higher grade ore in the Grasberg pit, which will result in significantly higher projected fourth-quarter 2000 gold sales. Lower ore grades also caused nine-month 2000 copper sales volumes to decline 11 percent as compared to the 1999 period.

     In late 1999, PT Freeport Indonesia began a program using forward copper contracts to fix the prices of a portion of its open concentrate sales when market conditions are favorable. In July 2000, PT Freeport Indonesia entered into forward copper sales contracts to fix the price at $0.82 per pound on approximately 60 percent of its June 30, 2000 open concentrate sales. In April 2000, PT Freeport Indonesia entered into contracts to fix the price at $0.81 per pound on approximately 60 percent of its March 31, 2000 open concentrate sales. In January 2000, PT Freeport Indonesia entered into contracts to fix the price at $0.85 per pound on approximately 50 percent of its December 31, 1999 open concentrate sales. We recorded reductions in revenues totaling $6.0 million in the third quarter of 2000 for the July 2000 contracts and a net increase in revenues totaling $1.7 million in the first nine months of 2000 for all of the 2000 contracts. These amounts are included as part of the adjustments shown above. We remain unhedged with respect to our future copper mine production. Treatment charges and royalties in total were lower in the first nine months of 2000 primarily because of lower sales volumes and because treatment rates were lower than in the prior year period.

PT Freeport Indonesia Sales Outlook
Net of Rio Tinto plc's interest, PT Freeport Indonesia's share of fourth-quarter sales is expected to approximate 410 million pounds of copper and 675,000 ounces of gold as ore grades are expected to significantly improve. Sales for 2000 are projected to approximate 1.36 billion pounds of copper and 1.87 million ounces of gold. Projected 2000 copper and gold sales reflect the expectation of slightly higher average mill throughput rates than in 1999, offset by lower average ore grades and the impact of the specified sharing arrangement with Rio Tinto, which will result in a smaller proportion of production attributed to PT Freeport Indonesia compared to 1999. Preliminary estimates for PT-Freeport Indonesia's 2001 sales are 1.4 billion pounds of copper and 2.3 million ounces of gold.

     At September 30, 2000, we had consolidated copper sales totaling 202.8 million pounds recorded at an average price of $0.88 per pound remaining to be finally priced. Approximately 90 percent of these open pounds are expected to be finally priced during the fourth quarter of 2000 with the remaining pounds to be priced during the first quarter of 2001. A one-cent movement in the average price used for these open pounds would have an approximate $1 million impact on our 2000 net income.

PT Freeport Indonesia Operating Results

                                           Third Quarter       Nine Months
                                         ----------------  --------------------
                                          2000      1999     2000       1999
                                         -------  -------  ---------  ---------
PT Freeport Indonesia, Net of Rio Tinto's Interest
Copper
  Production (000s of recoverable pounds)362,500  368,600    958,300  1,081,800
  Sales (000s of recoverable pounds)     388,300  364,500    950,400  1,066,100
  Average realized price                    $.86     $.73       $.83       $.71
Gold
  Production (recoverable ounces)        385,400  625,500  1,191,500  1,826,100
  Sales (recoverable ounces)             422,700  633,200  1,197,400  1,826,500
  Average realized price                 $276.23  $257.13    $281.02    $270.98

Gross profit per pound of copper (cents):
Average realized price                      86.3     72.9       83.0       70.9
                                           -----    -----      -----      -----
Production costs:
  Site production and delivery              43.7a    33.8       46.9a      36.1
  Gold and silver credits                  (31.3)   (46.5)     (36.7)     (47.6)
  Treatment charges                         18.8     19.1       18.3       19.1
  Royalty on metals                          1.3      1.6        1.3        1.5
                                           -----    -----      -----      -----
    Cash production costs                   32.5      8.0       29.8        9.1
  Depreciation and amortization             18.0     18.0       18.0       18.0
                                           -----    -----      -----      -----
    Total production costs                  50.5     26.0       47.8       27.1
                                           -----    -----      -----      -----
Adjustments, primarily for copper
     pricing on prior period sales           1.9      4.5        0.2       (0.5)
                                           -----    -----      -----      -----
Gross profit per pound of copper            37.7     51.4       35.4       43.3
                                           =====    =====      =====      =====

PT Freeport Indonesia, 100% Operating Statistics
Ore milled (metric tons per day, MTPD)   221,500  221,800    223,900    220,100
Copper grade (percent)                      1.09     1.11       0.99       1.14
Gold grade (grams per metric ton)           0.89     1.40       0.92       1.37
Recovery rate (percent)
  Copper                                    88.8     86.1       87.1       84.4
  Gold                                      82.1     83.7       83.7       83.7
Copper
  Production (000s of recoverable pounds)415,400  417,100  1,112,600  1,226,200
  Sales (000s of recoverable pounds)     445,700  412,500  1,103,900  1,211,100
Gold
  Production (recoverable ounces)        470,900  779,600  1,470,800  2,250,300
  Sales (recoverable ounces)             517,500  788,000  1,476,100  2,251,700

a. Includes charges totaling $2.3 million, 0.6 cents per pound for the third quarter and 0.2 cents per pound for the nine-month period, for personnel severance costs.

    PT Freeport Indonesia's mill throughput averaged 221,500 MTPD for the third quarter of 2000. Copper and gold production volumes were lower in the 2000 periods as compared to the 1999 periods primarily because of lower ore grades. Improvements in copper recovery rates partly offset the lower copper ore grades. Lower gold ore grades were attributable to the irregular distribution of higher grade ore in the Grasberg pit, which will result in significantly higher projected fourth-quarter 2000 gold production. In May 2000, PT Freeport Indonesia, in consultation with the Government of Indonesia, voluntarily agreed to temporarily limit Grasberg open-pit ore production (see "Environmental Matters"). Mill throughput rates will vary in the future based on the characteristics of the ore being processed as PT Freeport Indonesia manages its operations to optimize metal production and the impact of the temporary limitations on Grasberg open-pit ore production.

     At the Deep Ore Zone mine, production of ore officially began in September 2000. Production is projected to ramp up to just over 3,500 MTPD by year-end and to full production of 25,000
MTPD by 2004.

     Unit site production and delivery costs in the third quarter of 2000 averaged $0.44 per pound of copper, $0.10 per pound higher than the $0.34 reported in the third quarter of 1999. Higher maintenance and energy costs, as well as the mark-to-market impact of PT Freeport Indonesia's Australian dollar hedge contracts discussed below, contributed to the higher unit costs. Higher equipment availability, increased utilization of the stacker for overburden placement and improved haul road conditions benefited unit rates when compared with the second quarter of 2000 and are expected to benefit fourth-quarter 2000 unit costs. Lower copper grades and the higher costs mentioned earlier also affected unit site production and delivery costs for the first nine months of 2000, resulting in an $0.11 per pound increase as compared to the 1999 period. Gold credits in the 2000 periods, $0.31 per pound in the third quarter and $0.37 per pound in the nine-month period, were lower as compared with the 1999 period amounts, $0.47 per pound in the third quarter and $0.48 per pound in the nine-month period, because of lower gold
sales.   Unit treatment charges were lower in the 2000 periods
because of related market conditions, which benefited producers. At current gold prices and currency exchange rates, PT Freeport Indonesia expects net cash production costs for 2000 to average approximately $0.25 per pound and approximately $0.11 per pound in the fourth quarter.

   We conduct the majority of our operations in Indonesia and Spain where our functional currency is the U.S. dollar. All of our revenues are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in Indonesian rupiah, Australian dollars or Spanish pesetas/euros. Generally, our results are positively affected when the U.S. dollar strengthens against these foreign currencies and adversely affected when the U.S. dollar weakens against these foreign currencies.

     Since 1997, the Indonesian rupiah - U.S. dollar exchange rate has been extremely volatile. The rupiah - U.S. dollar exchange rates were 6,970 rupiah to one U.S. dollar at December 31, 1999 and 8,765 rupiah to one U.S. dollar at September 30, 2000. Assuming estimated aggregate 2000 rupiah payments of 800 billion and a September 30, 2000 exchange rate of 8,765 rupiah to one U.S. dollar, a one-thousand-rupiah increase in the exchange rate would result in an approximate $9 million decrease in annual operating costs. A one-thousand-rupiah decrease in the exchange rate would result in an approximate $12 million increase in annual operating costs. PT Freeport Indonesia recorded gains (losses) to production costs totaling $0.2 million during the third quarter of 2000, $(0.9) million in the third quarter of 1999, $(0.5) million in the first nine months of 2000 and $(1.6) million during the first nine months of 1999 related to its rupiah-denominated net assets. Operationally PT Freeport Indonesia has benefited from a weakened rupiah currency, primarily through lower labor costs.

     During 1998, PT Freeport Indonesia began a currency hedging program to reduce its exposure to changes in the Indonesian rupiah and Australian dollar by entering into foreign currency forward contracts to hedge a portion of its anticipated payments in these currencies. The last of these contracts expired in September 1999. PT Freeport Indonesia recorded gains (losses) to production costs totaling $(0.4) million in the third quarter of 1999 and $3.1 million in the first nine months of 1999 related to these contracts.

     During the second quarter of 2000, PT Freeport Indonesia entered into foreign currency forward contracts to hedge a portion of its aggregate anticipated Australian dollar payments for the remainder of 2000 and for 2001. As of September 30, 2000, these contracts hedge 135.0 million of Australian dollar payments through December 2001, or approximately 80 percent of aggregate projected Australian dollar payments for the remainder of 2000 at an average exchange rate of $0.60 to one Australian dollar and 50 percent of aggregate projected 2001 Australian dollar payments at an average exchange rate of $0.58 to one Australian dollar. The exchange rate was $0.54 to one Australian dollar at September 30, 2000. In July 2000, PT Freeport Indonesia entered into foreign currency forward contracts to hedge a portion of its aggregate projected April through July 2001 Indonesian rupiah payments.
The contracts hedge 60 billion of rupiah payments during the period covered at an exchange rate of 10,000 rupiah to one U.S. dollar. PT Freeport Indonesia recorded net losses to production costs related to the Australian dollar and rupiah contracts totaling $7.6 million during the third quarter of 2000 and $5.8 million during the first nine months of 2000. Each $0.01 change in the US$/Australian dollar exchange rate impacts the market value of these contracts by approximately $1 million.

     Current accounting rules require us to record changes in market value on all of our open foreign currency contracts designated as hedges of anticipated payments to net income each reporting period. Effective January 1, 2001, gains or losses on foreign currency contracts covering future periods will be recorded in other comprehensive income (i.e. a component of equity) instead of net income to the extent they qualify for special hedge accounting treatment and are effective hedges (See "New Accounting Standards").

Exploration Activities
Our exploration activities are primarily focused on prospects in Irian Jaya (Papua), Indonesia. Rio Tinto shares in 40 percent of our exploration costs and results in Irian Jaya (Papua). Exploration drilling within PT Freeport Indonesia's Block A area continues to focus on converting resources to reserves at Kucing Liar, Deep Grasberg, the Deep Ore Zone and a newly defined surface target called Ertsberg East. Drilling between Deep Grasberg and Kucing Liar is proceeding with significant mineralized intervals intersected on the south side of the present Grasberg block cave reserve. Extensions of the Deep Ore Zone continue to be confirmed by recent drilling, and the continuity of mineralization adjacent to the existing block cave ore reserve is being confirmed. Drilling was conducted from underground and the surface to focus on defining the extent of the East Ertsberg mineralization.

     Field exploration activities outside of our current mining operations area have been suspended pending the resolution of a number of regulatory and local community issues.

SMELTING AND REFINING
Atlantic Copper Operating Results

                                             Third Quarter       Nine Months
                                            ----------------   ----------------
                                             2000     1999       2000    1999
                                            -------  -------   -------  -------
Revenues (in millions)                       $181.3   $174.3    $608.0   $552.5
Operating income (loss) (in millions)        $(14.7)    $0.5    $(16.7)    $1.5
Concentrate treated (metric tons)           245,200  230,900   728,400  694,600
Anode production (000s of pounds)           164,300  154,300   510,400  472,000
Cathode and wire rod sales (000s of pounds) 143,200  137,000   427,400  413,500
Gold sales in anodes and slimes (ounces)    119,000  162,600   503,400  613,600

     Atlantic Copper reported higher revenues in the 2000 periods as compared with the 1999 periods primarily because of higher copper prices and higher cathode and wire rod sales volumes. Atlantic Copper's operating income (loss) includes mark-to-market adjustments for changes in the market value of its Spanish peseta/euro currency hedging contracts, which are discussed below. The gains (losses) related to these contracts totaled $(19.1) million in the third quarter of 2000, $1.5 million in the third quarter of 1999, $(26.9) million in the first nine months of 2000 and $(7.5) million in the first nine months of 1999. Excluding the mark-to-market effect of Atlantic Copper's open peseta/euro currency contracts, its cathode cash production costs of $0.12 per pound in the third-quarter of 2000 compared favorably with $0.14 per pound reported in the 1999 quarter primarily because of higher production volumes and byproduct credits. The benefits from lower unit cathode cash production costs were offset by lower treatment and refining rates ($0.17 per pound in the third quarter of 2000 compared with $0.19 per pound in the third quarter of 1999). Nine-month 2000 cathode cash production costs were lower ($0.13 per pound in 2000 and $0.14 per pound in 1999), but the currency contract losses more than offset the gains from lower unit costs. Lower treatment charges, which negatively affect Atlantic Copper, benefit PT Freeport Indonesia as discussed above.

     A portion of Atlantic Copper's operating costs and certain Atlantic Copper asset and liability accounts are denominated in Spanish pesetas/euros. Based on estimated 2000 peseta/euro payments of 15 billion pesetas/90 million euros and September 30, 2000 exchange rates of 189.8 pesetas to one U.S. dollar or $0.88 per euro, a 10-peseta/$0.06 increase or decrease in the exchange rate could result in a corresponding approximate $4 million change in annual operating costs, before any hedging effects. Atlantic Copper had peseta-denominated net monetary liabilities at September 30, 2000 totaling $63.5 million recorded at an exchange rate of 189.8 pesetas to one U.S. dollar or $0.88 per euro. Adjustments to these net liabilities to reflect changes in the exchange rate are recorded as currency transaction gains (losses) in "Other income (expense), net" and totaled $5.9 million in the third quarter of 2000, $(2.7) million in the third quarter of 1999, $8.0 million in the first nine months of 2000 and $6.9 million in the first nine months of 1999.

     As part of Atlantic Copper's recent refinancing, it was required to significantly expand its program to hedge anticipated peseta/euro-denominated operating costs. At September 30, 2000, Atlantic Copper had contracts to purchase 33.4 billion pesetas/200.5 million euros at an average exchange rate of 161.4 pesetas per one US dollar or $1.03 per one euro through December 2003. These contracts currently hedge approximately 75 percent of Atlantic Copper's projected 2000 peseta/euro disbursements and approximately 60 percent of Atlantic Copper's projected 2001 through 2003 peseta/euro disbursements. Mark-to-market gains (losses) related to Atlantic Copper's forward currency contracts are included in production costs and totaled $(19.1) million in the third quarter of 2000, $1.5 million in the third quarter of 1999, $(26.9) million in the first nine months of 2000 and $(7.5) million in the first nine months of 1999. Each $0.01 change in the US$/euro exchange rate impacts the market value of these contracts by approximately $2 million.

     Current accounting rules require us to record changes in market value on all of our open foreign currency contracts designated as hedges of anticipated payments to net income each reporting period. Effective January 1, 2001, gains or losses on foreign currency contracts covering future periods will be recorded in other comprehensive income (i.e. a component of equity) instead of net income to the extent they qualify for special hedge accounting treatment and are effective hedges (See "New Accounting Standards").

PT Smelting Operating Results
PT Freeport Indonesia accounts for its 25 percent interest in PT Smelting under the equity method. PT Smelting temporarily shut down its smelter, as planned, at the end of March 2000 for the tie-in of a new third anode furnace as well as for planned maintenance. The smelter restarted at the end of April and during the third quarter of 2000 achieved its goal of reaching full design capacity of 200,000 metric tons of copper per year and exceeded slightly that rate during the quarter. PT Smelting expects to maintain its operating levels at full design capacity. Our revenues include $101.2 million in the third quarter of 2000, $87.1 million in the third quarter of 1999, $230.6 million in the first nine months of 2000 and $175.6 million in the first nine months of 1999 from PT Freeport Indonesia sales to PT Smelting.

   PT Freeport Indonesia's share of PT Smelting's net income
(loss) is recorded as "Equity in PT Smelting Losses" in the Statements of Operations and totaled $(3.6) million in the third quarter of 2000, $0.4 million in the third quarter of 1999, $(11.9) million in the first nine months of 2000 and $(7.8) million in the first nine months of 1999. We also defer recognizing profits on 25 percent of PT Freeport Indonesia sales to PT Smelting, for which the final sale has not occurred. Changes in these deferred amounts are also recorded as Equity in PT Smelting Losses and resulted in additional income (losses) of $(1.8) million in the third quarter of 2000, $(4.3) million in the third quarter of 1999, $2.9 million in the first nine months of 2000 and a $(8.6) million in the first nine months of 1999.

NEW ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. We will adopt SFAS 133 effective January 1, 2001. SFAS 133 requires us to report changes in the fair value of financial instruments that qualify as hedges, including foreign currency contracts and interest rate swaps, in other comprehensive income. We will continue our current accounting for our redeemable preferred stock indexed to commodities under the provisions of SFAS 133 that allow such instruments issued before January 1, 1998 to be excluded from those instruments required to be adjusted for changes in their fair values.

    We expect to record cumulative effect adjustments upon adoption of SFAS 133 for the difference between the recorded values of our outstanding foreign currency contracts and their fair values as calculated under SFAS 133. Based on our September 30, 2000 outstanding contracts and their estimated fair values, the cumulative effect gain would total approximately $2 million. Otherwise, the most significant change to our financial statements will be that changes in the fair values of our open foreign currency contracts that hedge anticipated transactions will be reflected in other comprehensive income and will not affect earnings until the contracts mature. Currently, the changes in the market values of our foreign currency contracts that are intended to cover anticipated transactions are recorded in earnings.

OTHER FINANCIAL RESULTS
The FCX/Rio Tinto joint ventures incurred exploration costs of $4.2 million in the 2000 third quarter, $3.8 million in the 1999 third quarter, $9.7 million in the 2000 nine-month period and $13.1 million in the 1999 nine-month period. The 2000 periods included personnel severance costs totaling $1.0 million. Substantially all costs in the joint venture areas are now being shared 60 percent by us and 40 percent by Rio Tinto.

     Third-quarter 2000 general and administrative expenses of $18.7 million were higher than the $15.2 million reported in the 1999 quarter mostly because the 2000 quarter included charges totaling $2.3 million for personnel severance costs. Nine-month 2000 general and administrative expenses were $56.0 million, $7.9 million higher compared to the 1999 period, primarily because of a $6.0 million charge for contribution commitments to support small business development programs within Irian Jaya (Papua) that will be paid over a two-year period. The nine-month 2000 period also included total personnel severance costs of $3.1 million, partially offset by a $1.5 million reversal of costs for stock appreciation rights because of a decrease in our common stock price.

     Our total interest costs (before capitalization) were $55.5 million for the 2000 quarter, $49.2 million in the 1999 quarter, $158.1 million in the first nine months of 2000 and $148.7 million in the first nine months of 1999. Although average debt levels were lower in 2000, average interest rates were higher resulting in higher interest costs. We capitalized $2.0 million of interest costs in the third quarter of 2000, $1.3 million in the third quarter of 1999, $4.8 million in the first nine months of 2000 and $2.6 million in the first nine months of 1999.

     Our provision for income taxes was 75 percent of income before income taxes and minority interests for the first nine months of 2000 and 52 percent for the first nine months of 1999. The combination of higher parent company interest costs, Atlantic Copper foreign currency contract losses and lower reported PT Freeport Indonesia taxable income in the first nine months of 2000 caused the majority of the increase in the effective tax rate compared with the 1999 period. PT Freeport Indonesia's Contract of Work provides for a 35 percent income tax rate and a 10 percent withholding on dividends paid to FCX by PT Freeport Indonesia and on interest for debt incurred after the signing of the Contract of Work. No income taxes are recorded at Atlantic Copper, which is subject to taxation in Spain, because it has not generated significant taxable income in recent years and has a substantial tax loss carryforward for which no financial statement benefit has been provided. Additionally, our parent company costs generate only a small U.S. tax benefit because our parent company has no U.S.-sourced income.

CAPITAL RESOURCES AND LIQUIDITY
Our primary sources of cash are operating cash flows and borrowings, while our primary uses of cash include capital expenditures, repayments of debt, dividends and purchases of our common stock. Net cash provided by operating activities was $304.9 million for the first nine months of 2000, compared with $387.7 million for the 1999 period. Net cash used in investing activities totaled $132.0 million in the 2000 period, compared with $106.8 million in the 1999 period, primarily for PT Freeport Indonesia capital expenditures. Net cash used in financing activities totaled $173.6 million in 2000 compared with $283.4 million in 1999.

Operating Activities
Lower net income was only partly offset by lower non-cash charges and working capital changes in the first nine months of 2000, resulting in a decrease in operating cash flow of $82.8 million, to $304.9 million, from the year-ago period. The net decrease in working capital for the first nine months of 2000 primarily reflects an increase in accounts payable and accrued liability balances, partly offset by inventory purchases and income tax payments. The net increase in working capital for the first nine months of 1999 primarily reflects an increase in inventories.

Investing Activities
Our nine-month 2000 capital expenditures were higher compared to the 1999 period primarily because of deferred payments made in 2000 for purchases of mine equipment in 1999. Our capital expenditures for 2000 are expected to total approximately $175 million, including $35 million for underground mine development, primarily the Deep Ore Zone. Funding is expected to be provided by operating cash flow.

     Atlantic Copper has an unfunded contractual obligation ($58.1 million at September 30, 2000) to supplement amounts paid to retired employees. Spanish legislation requires that Atlantic Copper fund this non-operating obligation over a multi-year period commencing in 2001. Atlantic Copper is reviewing its options to meet the requirements of the new Spanish laws.

Financing Activities
Repayments to Rio Tinto totaled $60.6 million in the first nine months of 2000 and $161.1 million in the first nine months of 1999 from PT Freeport Indonesia's share of incremental cash flow attributable to the fourth concentrator mill expansion. In less than two and one-half years, PT Freeport Indonesia has fully repaid the $450 million loan from Rio Tinto which funded PT Freeport Indonesia's share of the fourth concentrator mill expansion. PT Freeport Indonesia's 60 percent share of incremental cash flows from the expansion is now available for its general use. Net borrowings of other debt totaled $128.5 million in the first nine months of 2000, compared with net repayments of $49.4 million in the first nine months of 1999.
Our first two annual mandatory partial redemption payments of our Silver-Denominated Preferred Stock totaled $11.9 million in August 1999 and August 2000. Six annual redemption payments remain and will vary with the price of silver.

     In 1998, PT Freeport Indonesia reacquired for $30 million an aggregate one-third interest in certain infrastructure asset joint ventures owned by PT AlatieF Nusakarya Corporation, an Indonesian investor. The joint ventures had purchased $270.0 million of infrastructure assets from PT Freeport Indonesia during the period from December 1993 to March 1997, and PT Freeport Indonesia had sold its one-third interest in the joint ventures to PT AlatieF in March 1997. In April 2000, PT Freeport Indonesia paid $12.5 million to increase its aggregate ownership interest in the joint ventures to 47 percent. In August 2000, PT Freeport Indonesia purchased the remaining 53 percent interest in the joint ventures for $13.4 million cash and the assumption of $34.1 million of bank debt. PT Freeport Indonesia now owns 100 percent of the joint ventures. PT Freeport Indonesia's increased ownership in the joint ventures will benefit net income because it will eliminate PT Freeport Indonesia's obligation to pay a guaranteed 15 percent after-tax return to the previous owners in the joint ventures.

     In June 2000, our Board of Directors authorized a 20 million share increase in our open market share repurchase program, bringing the total shares approved for purchase under this program to 80 million. During the first nine months of 2000, we acquired 15.0 million of our shares for $167.5 million (an average of $11.13 per share). Our cash flow statement reflects only $158.7 million paid for stock purchases in the first nine months of 2000 because we paid $8.8 million in October 2000. During the first nine months of 1999, we acquired 0.8 million of our shares for $7.8 million (an average of $9.20 per share).
From inception of this program in July 1995 through October 23, 2000, we have purchased a total of 67.1 million shares for $1.2 billion (an average of $18.06 per share) and approximately 12.9 million shares remain available under the program. The timing of future purchases is dependent upon many factors, including the price of common shares, our business and financial position, and general economic and market conditions. Cash dividends paid to minority interests in the first nine months of 2000 increased by $23.8 million compared with the 1999 period primarily because of an increase in PT Freeport Indonesia dividends.

     In response to volatile copper and gold markets, in early 1998 we began an effort to reduce our costs and enhance our production. Our overall strategy remains focused on optimizing the performance of our expanded milling facilities so that we can achieve higher sales levels at low costs. PT Freeport Indonesia is implementing a number of initiatives in 2000 designed to further improve operating processes and reduce costs. Third-quarter 2000 PT Freeport Indonesia costs reflect some of the benefits of these initiatives. We believe we have the overall financial flexibility to continue to invest in operations and maintain our exploration program while still retaining our options to reduce our overall debt levels or repurchase FCX shares. Our credit facility availability at October 23, 2000 was $101.0 million. We believe we can continue to generate sufficient cash flows from operations to meet our planned capital requirements without obtaining new capital, barring any unforeseen events. However, because of the economic and political issues affecting Indonesia and the volatility of copper and gold prices, our ability to obtain capital is limited at this time, and the cost of new capital, if available, would be high.

     In 1997, we guaranteed a $254.0 million loan from a commercial bank to PT Nusamba Mineral Industri, an Indonesian company. Nusamba used the funds to purchase from a third party for $315 million approximately 51 percent of the capital stock of PT Indocopper Investama Corporation, a company whose only significant asset is 9.4 percent of PT Freeport Indonesia's stock. We own the remaining 49 percent of

PT Indocopper Investama. The loan is secured by a pledge of the PT Indocopper Investama stock owned by Nusamba and is due March 2002. The purchase price was negotiated based primarily on FCX's market value at the time of the transaction. We also agreed to lend to Nusamba any amounts necessary to cover shortfalls between the interest payments on the loan and the dividends received by Nusamba on the PT Indocopper Investama stock. At September 30, 2000, we had loaned $52.3 million to Nusamba for this purpose.
The amount of any future shortfalls will depend primarily on the level of PT Freeport Indonesia's dividends to PT Indocopper Investama. Once the total of the guaranteed loan and the amounts we have subsequently loaned to Nusamba reach the original purchase price ($315 million), we expect to begin expensing any additional amounts we loan to Nusamba.

     The effect of the current economic and political situation in Indonesia on Indonesian companies, including Nusamba, is uncertain. Should these uncertainties result in our being required to honor our guarantee of Nusamba's commercial bank loan, we would anticipate negotiating satisfaction of the amounts due either through our available financial resources and/or through a direct assumption of the obligation on mutually acceptable terms. However, any such terms likely would be restrictive and costly, given the commercial lending markets' current assessment of Indonesian creditors.

DEVELOPMENTS IN INDONESIA
The Indonesian government continues to try to address the important economic and political issues it faces. Regarding economic matters, political and social issues facing Indonesia continue to strain the President's and government's efforts to achieve economic recovery in Indonesia, including its widespread provinces. After trading in a range of 7,000-8,000 rupiah to one U.S. dollar during the first quarter of 2000, in early July 2000 the Indonesian currency weakened to a 16-month low, approximating 9,500 rupiah to one U.S. dollar, before rebounding to the 8,000-9,000 rupiah range. The Indonesian government continues to face the important tasks of restructuring the country's debt and the banking system. The government recently announced a new budget with a focus on repaying debt, rebuilding the financial sector and boosting regional budgets. President Wahid and other government representatives also have made significant efforts to encourage renewal of foreign investment in Indonesia.

     With respect to political matters, the government is preparing to implement new laws in 2001 granting greater autonomy to the provincial governments, while continuing to preserve the central government's sovereignty. Although some in the Indonesian media and others have called for re-negotiation of existing contracts and agreements between the central government and foreign-owned companies, including PT Freeport Indonesia's Contract of Work, President Wahid and other senior government officials have made numerous public statements that existing contracts would be honored and will remain unaffected by any changes in provincial autonomy. During the third quarter of 2000 following the annual review of President Wahid's performance by the Indonesian parliament bodies, the DPR and MPR, significant changes were made in his administration, including the transfer of certain administrative responsibilities to the Vice President and the naming of a new cabinet. The political climate in Indonesia likely will continue to be volatile as the government strives to address social and economic issues.

     While the Indonesian government permitted the Papuans to conduct a meeting of the Papuan congress in June 2000 to express their aspirations regarding political autonomy, the President and other Indonesian leaders have made it clear that Irian Jaya (Papua) must remain part of Indonesia. Moreover, the U.S. Government, Japan, Australia and the European Union, have stated that they do not support independence for Irian Jaya (Papua) and support the territorial integrity of Indonesia. Key Papuan leaders supporting independence have said independence should be regarded as a long-term goal and that they should pursue that goal peacefully. However, in early October 2000, violence erupted in a remote town about 125 miles east of PT Freeport Indonesia's operations after police lowered an outlawed rebel flag.

     Certain non-governmental organizations have criticized PT
Freeport Indonesia's independent environmental audit by Montgomery Watson, which was publicly released in December 1999.
In response to this criticism, the Indonesian environmental minister requested clarification of several of the audit's findings, which Montgomery Watson has provided. PT Freeport
Indonesia has pledged to continue working with the environmental minister and others to improve the voluntary audit process.
Additionally, the Indonesian government formed a "fact-finding" team to review these and other criticisms. This team consisted of members of the Ministry of Energy and Mineral Resources, the Department of Finance, the environmental ministry and representatives of provincial and local governments in Irian Jaya
(Papua). A report on the "fact-finding" team's review has not been issued. PT Freeport Indonesia welcomed this team's review and has cooperated fully in this effort, as we believe it represents an opportunity for responsible members of the government to develop an objective, first-hand understanding of our operations.

ENVIRONMENTAL MATTERS
On May 4, 2000, an incident at the Wanagon overburden stockpile involving the slippage of overburden caused a wave of water and material to overtop the Wanagon basin spillway and enter the nearby Wanagon valley. Four employees of a contractor of PT Freeport Indonesia working in the area perished in the incident. All other workers in the area were located and were unharmed. No injuries were reported at Banti, the nearest village inhabited by local people, located approximately 12 kilometers downstream of the Wanagon basin. PT Freeport Indonesia charged $2.9 million to second-quarter 2000 production costs primarily for assets lost as a result of the incident.

   Daily rainfall amounts for the four days preceding the incident were about 40 millimeters, nearly five times normal levels, and are believed to have contributed to the slippage. PT Freeport Indonesia environmental specialists have been taking water samples in the Wanagon River and other locations downstream
to assess the environmental impact.   Based on the analysis to-
date, no threat to human health and no long-term environmental impacts have been identified as a result of the overflow event. Nevertheless, PT Freeport Indonesia is conducting an extensive ecological risk assessment of the overflow event. The material in the Wanagon basin includes the byproduct of treating acid rock drainage from the overburden in the basin with lime as approved by the Ministry of Energy and Mineral Resources in PT Freeport Indonesia's mine plan. The overflow from the basin consisted of this material together with crushed overburden, which is natural rock, and other natural sediments.

   PT Freeport Indonesia notified the appropriate officials of the Ministry of Energy and Mineral Resources and BAPEDAL, Indonesia's Environmental Ministry, and cooperated with a joint team of Ministry of Energy and Mineral Resources and BAPEDAL representatives who have studied the incident. Shortly after the incident, the Ministry of Energy and Mineral Resources informed PT Freeport Indonesia that it must suspend stockpiling overburden in the immediate area affected by the slippage. PT Freeport Indonesia had not stockpiled overburden in the Wanagon area since the end of March 2000. On May 24, 2000, PT Freeport Indonesia, in consultation with the Government of Indonesia, voluntarily agreed to temporarily limit production at its Grasberg open pit to an average of no more than 200,000 MTPD pending the conclusion of technical studies and recommendations for safe re-use of the Wanagon basin.

   In early July 2000, the Ministry of Energy and Mineral Resources approved an overburden stockpile stabilization plan at the Wanagon overburden stockpile involving the placement of eight million metric tons of overburden within a sixty-day period. In September 2000, the Ministry of Energy and Mineral Resources approved an extension of the plan to place an additional 25
million metric tons of overburden during a six-month period.   In
conjunction with its approval of the extension of PT Freeport Indonesia's overburden placement plan, the Ministry of Energy and Mineral Resources requested that PT Freeport Indonesia submit additional technical data outlining its long-term overburden management plan for the Wanagon basin and its plan for managing acid rock drainage. External consultants, both Indonesian and international, are assisting PT Freeport Indonesia with this task to ensure that the best possible technical, safety and environmental solutions are incorporated. PT Freeport Indonesia expects to receive a positive response from the Ministry of Energy and Mineral Resources upon submission and review of this information.

CAUTIONARY STATEMENT
Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our performance in the future. Forward-looking statements are all statements other than historical facts, such as those regarding anticipated sales volumes, ore grades, commodity prices, production costs, capital expenditures, debt repayments, political, economic and social conditions in our areas of operations, treatment charge rates, exploration efforts and results, the availability of financing and PT Smelting operating levels. We caution you that these statements are not guarantees of future performance, and our actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include unanticipated declines in the average grades of ore mined, unanticipated milling and other processing problems, labor relations, weather conditions, the speculative nature of mineral exploration, fluctuations in interest rates and other adverse financial market conditions, Indonesian political risks and other factors described in more detail under the heading "Cautionary Statements" in our Form 10-K for the year ended December 31, 1999.

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


Item 6.   Exhibits and Reports on Form 8-K.
          (a)  The exhibits to this report are listed
               in the Exhibit Index beginning on Page E-1 hereof.
          (b) During the quarter for which this report is filed, the registrant filed three Current
               Reports on Form 8-K dated September 12, 2000,
               September 20, 2000 and September 29, 2000 reporting information under item 5.

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

Date:  November 1, 2000

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

4.25 Certificate of Designations of Series A Participating
     Cumulative Preferred stock of FCX.  Incorporated by reference to
     Exhibit 4.25 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 2000 (the FCX 2000 First Quarter Form 10-
     Q).

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

                Freeport-McMoRan Copper & Gold Inc.
                           EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------
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

10.4 Concentrate Purchase and Sales Agreement dated effective
     December 11, 1996 between PT Freeport Indonesia and P T
     Smelting. Incorporated by reference to Exhibit 10.34 of the FCX 1999 Form 10-K.

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

                Freeport-McMoRan Copper & Gold Inc.

        EXHIBIT INDEX

Exhibit
Number                               Description
-----                                -----------
10.33 Supplemental Letter Agreement dated July 10, 2000 between FMS and RenE L. Latiolais. Incorporated by reference to
     Exhibit 10.33 of the FCX 2000 Second Quarter Form 10-Q.

10.34 Letter Agreement dated November 1, 1999 between FMS and
     Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.33 of the FCX 1999 Form 10-K.

10.35 Supplemental Letter Agreement dated May 17, 2000 between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.35 of the FCX 2000 Second Quarter Form 10-Q.

15.1 Letter dated October 17, 2000 from Arthur Andersen LLP regarding unaudited interim financial statements.

27.1 FCX Financial Data Schedule.