Form 10-K405
period 2000-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2001-03-23
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K
(Mark One)
[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2000
                               OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from .......... to ..........
                      Commission file number 1-9916

              Freeport-McMoRan Copper & Gold Inc.
     (Exact name of registrant as specified in its charter)

          Delaware                                74-2480931
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

                 1615 Poydras Street
              New Orleans, Louisiana             70112
       (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (504) 582-4000

  Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
           Title of each class                      on which registered
Class A Common Stock, par value $0.10 per share   New York Stock Exchange
Class B Common Stock, par value $0.10 per share   New York Stock Exchange
Depositary Shares representing 0.05 shares of
 Step-Up Convertible Preferred Stock,
 par value $0.10 per share                        New York Stock Exchange
Depositary Shares representing 0.05 shares of
 Gold-Denominated Preferred Stock,
 par value $0.10 per share                        New York Stock Exchange
Depositary Shares, Series II, representing
 0.05 shares of Gold-Denominated Preferred
 Stock, Series II, par value $0.10 per share      New York Stock Exchange
Depositary Shares representing 0.01875 shares
 of Silver-Denominated Preferred Stock,
 par value $0.10 per share                        New York Stock Exchange
9-3/4% Senior Notes due 2001 of P.T. ALatieF
 Freeport Finance Company B.V., guaranteed
 by the registrant                                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of classes of common stock held by non-affiliates of the registrant on March 15, 2001 was approximately $1,201,000,000.
     On March 15, 2001, there were issued and outstanding 55,457,860 shares of Class A Common Stock and 88,474,099 shares of Class B Common Stock.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our Annual Report for the year ended December 31, 2000 are incorporated by reference into Parts II and IV of this report and portions of the Proxy Statement for our 2001 Annual Meeting to be held on May 3, 2001 are incorporated by reference into Part III of this report.



                        TABLE OF CONTENTS
                                                              Page
Part I

Items 1. and 2. Business and Properties                          1
Item 3.  Legal Proceedings                                      14
Item 4.  Submission of Matters to a Vote of Security Holders    15
         Executive Officers of the Registrant                   15

Part II

Item 5.  Market for Registrant's Common Equity
          and Related Stockholder Matters                       16
Item 6.  Selected Financial Data                                16
Items 7. and 7A. Management's Discussion and Analysis  of
          Financial Condition and Results of Operations
          and Quantitative and Qualitative Disclosures About
          Market Risk                                           16
Item 8.  Financial Statements and Supplementary Data            16
Item 9.  Changes in and Disagreements with Accountants  on
          Accounting and Financial Disclosure                   16


Part III

Item 10. Directors and Executive Officers of the Registrant     16
Item 11. Executive Compensation                                 17
Item 12. Security Ownership of Certain Beneficial Owners
          and Management                                        17
Item 13. Certain Relationships and Related Transactions         17

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                           17

Signatures                                                     S-1

Index to Financial Statements                                  F-1

Report of Independent Public Accountants                       F-1

Exhibit Index                                                  E-1

                              PART I

Items 1. and 2.  Business and Properties.

General

     We are one of the world's largest copper and gold mining companies in terms of reserves and production. We believe we are the lowest cost copper producer in the world, after taking into account customary credits for related gold and silver production.

     Our principal operating subsidiary is PT Freeport Indonesia, a limited liability company organized under the laws of the Republic of Indonesia and domesticated in Delaware. PT Freeport Indonesia explores for, develops, mines and processes ore containing copper, gold and silver. Our operations are located in the remote rugged highlands of the Sudirman Mountain Range in the province of Irian Jaya (Papua), Indonesia, which is located on the western half of the island of New Guinea. PT Freeport Indonesia markets its concentrates containing copper, gold and silver worldwide. We have an 85.86 percent ownership interest in this subsidiary and the Government of Indonesia has a 9.36 percent interest. PT Nusamba Mineral Industri (Nusamba), an Indonesian company, has most of the remaining ownership interest in PT Freeport Indonesia. See the discussion under "Cautionary Statements" about our guarantee of certain Nusamba debt.

     PT Freeport Indonesia's operations are conducted pursuant to an agreement, called a Contract of Work, with the Government of Indonesia. The Contract of Work allows us to conduct exploration, mining and production activities in a 24,700-acre area that we call Block A. In 1988 we discovered our largest mine, Grasberg, in Block A. Grasberg contains the largest single gold reserve and one of the largest copper reserves of any mine in the world. The Contract of Work also allows us to explore for minerals in a
0.5 million-acre area that we call Block B. All of our current proved and probable reserves are located in Block A (see "Ore Reserves").

     PT Freeport Indonesia's Contract of Work governs our rights and obligations relating to taxes, exchange controls, royalties, repatriation and other matters (see "Contracts of Work"). The Contract of Work provides a 35 percent corporate income tax rate for PT Freeport Indonesia and a withholding tax rate of 10 percent (based on the tax treaty between Indonesia and the United States) on dividends and interest paid to us by PT Freeport Indonesia. The Contract of Work also provides for royalties on the metals PT Freeport Indonesia sells.

     Another of our operating subsidiaries, PT Irja Eastern Minerals, which we refer to as Eastern Minerals, holds an additional Contract of Work in Irian Jaya (Papua) covering approximately 1.25 million acres and is conducting exploration activities under this Contract of Work. We have a 94.9 percent ownership interest in Eastern Minerals.

     In 1996, we established joint ventures with Rio Tinto plc, an international mining company with headquarters in London, England. One joint venture covers PT Freeport Indonesia's mining operations in Block A. This joint venture gives Rio Tinto, through 2021, a 40 percent interest in certain assets and in production above specified levels from operations in Block A and, after 2021, a 40 percent interest in all production in Block A. Under our joint venture arrangements, Rio Tinto also has a 40 percent interest in future development and exploration projects under PT Freeport Indonesia's Contract of Work and Eastern Minerals' Contract of Work. In addition, Rio Tinto has the option to participate in 40 percent of any of our other future exploration projects in Irian Jaya (Papua).

     Under another joint venture agreement through PT Nabire Bakti Mining, we conduct exploration activities in an area covering approximately 1.0 million acres in five parcels contiguous to PT Freeport Indonesia's Block B and one of Eastern Minerals' blocks. Rio Tinto has elected to participate in 40 percent of our interest and cost in the venture.

     Field exploration activities outside of our current mining operations in Block A have been temporarily suspended pending the resolution of regulatory and local community issues.

     We also smelt and refine copper concentrates in Spain and market the refined copper products, through our wholly owned subsidiary, Atlantic Copper, S.A. In addition, PT Freeport Indonesia has a 25 percent interest in PT Smelting, an Indonesian company that operates a copper smelter and refinery in Gresik, Indonesia.

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

     In May 1998, President Suharto, Indonesia's political leader for more than 30 years, resigned in the wake of an economic crisis in Indonesia and other parts of Southeast Asia and in the face of growing social unrest. Vice President B.J. Habibie succeeded Suharto. In June 1999, Indonesia held a new parliamentary election on a generally peaceful basis as the first step in the process of electing a new president. In October 1999, in accordance with the Indonesian constitution, the country's highest political body, composed of the newly elected national parliament along with additional provincial and other representatives, elected Abdurrahman Wahid as president and Megawati Sukarnoputri as vice president.

     Economic and political conditions remain challenging in Indonesia. The Indonesian economy grew by an estimated 5 percent in 2000 after remaining flat in 1999 and contracting by 13 percent in 1998. Indonesia is Asia's second largest exporter of oil and continues to benefit from higher oil prices. While the economy has exceeded growth projections, progress on reforming the nation's failed banking system and raising capital from bank-related assets has been slow. As a result, the country remains heavily reliant on foreign aid to balance its budget and the national currency, the rupiah, declined approximately 32 percent in value during 2000.

     Despite gradual improvements on the economic front, Indonesia's recovery remains vulnerable to ongoing political and social tensions. There have been repeated challenges to the political leadership of President Wahid. Incidents of violence and separatist pressures continue to add to political instability within the country as the Wahid administration struggles to address the country's economic and social issues. No incidents of violence were reported in PT Freeport Indonesia's area of operations, where the local community leaders continue to support peaceful solutions to the complex issue of regional autonomy.

     President Wahid and his administration have focused in recent months on issues involving regional autonomy. The program to shift a greater share of revenues and greater control of economic, regulatory and social affairs to Indonesia's 31 provinces and over 300 regencies is one of the government's most important initiatives. Although new autonomy laws became effective January 1, 2001, there will be a transition period to allow the provinces to prepare for the assumption and administration of these new responsibilities. While the uncertainties of the autonomy process have created concern among foreign investors, the Indonesian government has repeatedly assured investors that existing contracts would be honored. Our belief that our Contracts of Work will continue to be honored is further supported by U.S. laws, which prohibit U.S. aid to countries that nationalize property owned by, or take steps to nullify a contract with, a U.S. citizen or company at least 50 percent owned by U.S. citizens if the foreign country does not within a reasonable time take appropriate steps to provide full value compensation or other relief under international law.

     Pro-independence movements in certain areas also have become more prominent, especially in the province of Aceh, and to a lesser extent in Irian Jaya (Papua). The area surrounding our mining development is sparsely populated by local people and former residents of more populous areas of Indonesia, some of whom have resettled in Irian Jaya (Papua) under the Government of Indonesia's transmigration program. A segment of the local population is opposing Indonesian rule over Irian Jaya (Papua), and several separatist groups have sought political independence for the province. In Irian Jaya (Papua), there have been sporadic attacks on civilians by separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military, although none have occurred in our area of operations. We have a board-approved policy statement on social and human rights, and have comprehensive and extensive social, cultural and community development programs, to which we have committed significant financial and managerial resources. These policies and programs are designed to address the impact of our operations on the local villages and people and to provide assistance for the development of the local people. While we believe these efforts should serve to avoid damage to and disruptions of our mining operations, our operations could be damaged or disrupted by social, economic and political forces beyond our control. See "Cautionary Statements."

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

     PT Freeport Indonesia's Contract of Work covers both Block A, which was first included in a 1967 Contract of Work that was replaced by a new Contract of Work in 1991, and Block B, to which we gained rights in 1991. The initial term of our Contract of Work expires in December 2021 but we can extend it for two 10-year periods under certain conditions. We originally had the rights to explore 6.5 million acres in Block B, but pursuant to the Contract of Work we have only retained the rights to 0.5 million acres, which we believe, following significant geological assessment, contain the most promising exploration opportunities.

     Eastern Minerals signed its Contract of Work in August 1994. The Contract of Work originally covered approximately 2.5 million acres. Eastern Minerals' Contract of Work provides for a four-to-seven year exploratory term and a 30-year term for mining operations, which we can extend for two 10-year periods under
certain conditions.   Because of regulatory and local community
issues, we requested and received from the Government of Indonesia formal temporary suspensions of our obligations under the Contracts of Work in all areas outside of Block A. Like the PT Freeport Indonesia contract, the Eastern Minerals Contract of Work requires us to relinquish our rights to 25 percent of the original 2.5 million-acre Contract of Work area at the end of each of three specified periods. As of December 31, 2000, we had relinquished approximately 1.25 million acres, and within three months of resuming exploratory activity under the Contract of Work we must relinquish an approximate 0.6 million additional acres.

     PT Freeport Indonesia pays a copper royalty under its Contact of Work that varies from 1.5 percent of copper net revenue at a copper price of $0.90 or less per pound to 3.5 percent at a copper price of $1.10 or more per pound. The Contract of Work royalty rate for gold and silver sales is 1.0 percent.

     PT Freeport Indonesia also has agreed to pay voluntary additional royalties on metal from production above 200,000 metric tons of ore per day. The additional royalty for copper equals the Contract of Work royalty rate and for gold and silver equals twice the Contract of Work royalty rates. Therefore, our royalty rate on copper net revenues from production above 200,000 metric tons of ore per day is double the Contract of Work royalty rate, and our royalty rates on gold and silver sales from production above 200,000 metric tons of ore per day are triple the Contract of Work royalty rates.

     The combined royalties, including the voluntary additional royalties which became effective January 1, 1999, totaled $20.2 million in 2000, $23.0 million in 1999 and $16.2 million in 1998.

Ore Reserves

     During 2000, additions to the aggregate proved and probable reserves at the Grasberg mining complex totaled approximately 202 million metric tons of ore representing increases of 2.7 billion recoverable pounds of copper and 4.5 million recoverable ounces of gold. Year-end aggregate proved and probable recoverable reserves, net of 2000 production, were 2.51 billion metric tons of ore averaging 1.10 percent copper, 1.04 grams of gold per metric ton and 3.40 grams of silver per metric ton representing
50.9 billion pounds of copper, 63.7 million ounces of gold and
139.6 million ounces of silver. Approximately one-half of the reserve additions are in the Ertsberg Stockwork Zone, an underground deposit contiguous to our existing Deep Ore Zone ore body, with the remainder of the reserve additions being in the Grasberg open pit and underground ore bodies.

     Pursuant to joint venture arrangements between PT Freeport Indonesia and Rio Tinto, Rio Tinto has a 40 percent interest in future production from reserves above those reported at December 31, 1994. Net of Rio Tinto's share, PT Freeport Indonesia's share of proved and probable recoverable copper, gold and silver reserves was 38.9 billion pounds of copper, 50.3 million ounces of gold and 108.5 million ounces of silver as of December 31, 2000. We estimated recoverable reserves using a copper price of $0.90 per pound and a gold price of $300 per ounce. Using a gold price of $270 per ounce would not have a significant impact on our estimated recoverable reserves.

     All of our proved and probable reserves lie within Block A. The Grasberg deposit contains the largest single gold reserve and is one of the largest copper reserves of any mine in the world. Aggregate Grasberg open pit and underground proved and probable ore reserves as of December 31, 2000 are shown below along with those of our other deposits, as verified by Independent Mining Consultants, Inc., experts in mining, geology and reserve determination. See "Cautionary Statements."

                               Average Ore Grade
                                per Metric Ton        Recoverable Reserves
              Metric Tons   ---------------------   -------------------------
             of ore (000s)  Copper  Gold   Silver    Copper    Gold   Silver
             -------------  ------  -----  ------   --------  ------- -------
                             (%)   (Ounce) (Ounce) (Billions (Millions(Millions
                                                    of Lbs.)  of Ozs.) of Ozs.)
Grasberg:
  Open pit      1,080,805    0.99   .038    .075      19.3      32.0      40.3
  Underground     743,033    1.09   .025    .089      15.1      14.1      35.5
Kucing Liar       320,457    1.41   .045    .170       8.2      10.3      25.5
Deep Ore Zone     185,476    1.19   .026    .187       4.2       4.0      18.4
Big Gossan         37,349    2.69   .033    .528       1.8       0.9       9.9
Ertsberg
  Stockwork Zone  100,731    0.55   .026    .056       1.1       2.0       3.2
Dom                30,892    1.67   .014    .310       0.9       0.3       4.7
Intermediate
  Ore Zone         15,789    1.09   .014    .249       0.3       0.1       2.1
                ---------                             ----      ----     -----
     Total      2,514,532    1.10   .033    .109      50.9      63.7     139.6
                =========                             ====      ====     =====


Mining Operations

     Mines in Production. We currently have three mines in operation: the Grasberg open pit, the Intermediate Ore Zone and the Deep Ore Zone. We began open-pit mining of the Grasberg ore body in January 1990. Production is at the 3,600- to 4,250-meter elevation level and totaled 76.8 million metric tons of ore in 2000, which provided 91 percent of our mill feed. The underground Grasberg reserves will be mined near the end of open-pit mining, which is expected to continue until approximately 2015.

     The Intermediate Ore Zone is an underground block-cave operation that began production in the first half of 1994. Production is at the 3,475-meter elevation level and totaled 6.7 million metric tons of ore in 2000. We expect to fully deplete the Intermediate Ore Zone by 2003.

     The Deep Ore Zone ore body lies vertically below the Intermediate Ore Zone. We began production from the Deep Ore Zone ore body in 1989 but we suspended production in 1991 in favor of production from the Grasberg deposit. Production using the block-cave method at the Deep Ore Zone officially restarted in September 2000. Production is at the 3,150-meter elevation level and totaled 0.6 million metric tons of ore in 2000. The Deep Ore Zone will ramp up from its approximately 3,000 metric tons of ore per day rate at December 31, 2000 to approximately 14,000 metric tons of ore per day by the end of 2001 and a full production rate of 25,000 metric tons of ore per day by 2004. We are conducting a feasibility study to assess increasing the Deep Ore Zone mine production rate to 35,000 metric tons of ore per day.

     Mines in Development. Four other significant ore bodies, referred to as the Dom, Big Gossan, Kucing Liar and the newly discovered Ertsberg Stockwork Zone are located in Block A. These ore bodies are at various stages of development, and are included in our proved and probable reserves. See "Cautionary Statements."

     The Dom ore body lies approximately 1,500 meters southeast of the depleted Ertsberg open-pit deposit. We completed pre-production development at the Dom including all maintenance, warehouse and service facilities just as Grasberg began open-pit production in 1990. We have deferred production at the Dom ore body and may not begin until after completion of open-pit mining.

     The Big Gossan ore body is located approximately 1,000 meters southwest of the original Ertsberg open-pit deposit. We began the initial underground development of the ore body in 1993 when we drove tunnels from the mill area into the ore zone at the 2,900-meter elevation level. We expect to use a variety of stoping methods to mine the deposit, and plan to complete a detailed feasibility study in 2001 to determine when to begin production.

     The Kucing Liar ore body lies on the southern flank of and underneath the southern portion of the Grasberg open pit at the 2,500- to 3,100-meter elevation level. We are reviewing development plans for Kucing Liar.

     The Ertsberg Stockwork Zone ore body extends off the southwest side of the Deep Ore Zone ore body at the 3,150- to 3,750-meter elevation level. Drilling efforts continue to determine the extent of this ore body, which we expect to mine using a block-cave method after we complete mining at the Deep Ore Zone ore body.

Exploration

     As a result of our joint venture arrangements with Rio Tinto, they pay for 40 percent of our exploration and drilling costs in Irian Jaya (Papua). We continue drilling in Block A to better define the ore bodies at Kucing Liar (as discussed above), Grasberg Underground, the underground Ertsberg Stockwork Zone and a newly defined surface target called Guru Ridge. One rig continues to drill between the Kucing Liar reserve and the Grasberg Underground reserve and indicates positive results for continuity of mineralization. Several rigs drilled from the Deep Ore Zone mine into the Ertsberg Stockwork Zone to define its extent. Several more rigs conducted drilling on the Guru Ridge surface target which lies 2,000 meters east of the original Ertsberg open-pit mine.

     In June 1998, we entered into a joint venture agreement to conduct exploration activities in PT Nabire Bakti Mining's Contract of Work area covering approximately 1.0 million acres in several blocks contiguous to PT Freeport Indonesia's Block B and one of Eastern Minerals' blocks in Irian Jaya (Papua). Rio Tinto shares in 40 percent of our interest and costs in this exploration joint venture. We and Rio Tinto can earn up to a 62 percent interest in the PT Nabirie Bakti Mining Contract of Work by spending up to $21 million on exploration and other activities in the joint venture areas. We have spent $15.2 million through December 31, 2000.

     Field exploration activities in Block B, which includes the Wabu Ridge gold prospect, as well as in the other Contract of Work areas of Eastern Minerals and PT Nabire Bakti Mining have been suspended pending the resolution of regulatory and local community issues. All of these areas are outside of our current mining operations area.

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

     In early 1998, PT Freeport Indonesia completed construction on the fourth concentrator mill expansion. Pursuant to the expansion joint venture agreement, in addition to funding its 40 percent share of all expansion costs including the fourth concentrator mill expansion, Rio Tinto provided a $450 million nonrecourse loan to PT Freeport Indonesia for PT Freeport Indonesia's share of the cost of the expansion. In less than two and one-half years, PT

Freeport Indonesia repaid the $450 million loan, plus interest, from its share of incremental cash flow attributable to the expansion. Operating, nonexpansion capital and administrative costs are shared proportionately between PT Freeport Indonesia and Rio Tinto based on the ratio of (a) the incremental revenues from production from the expansion and (b) total revenues from production from Block A, including production from PT Freeport Indonesia's previously existing reserves. PT Freeport Indonesia receives 100 percent of the cash flow from specified annual amounts of copper, gold and silver production through 2021 and will receive 60 percent of all remaining cash flow thereafter.

     Our production results for 1999 and 2000 follow:

                                            Years Ended
                                            December 31,
                                      ----------------------   Percentage
                                        2000          1999       Change
                                      ---------    ---------   ----------
Mill throughput
 (metric tons of ore per day)           223,500      220,700         1%
Copper production, net to
 PT Freeport Indonesia (000 pounds)   1,388,100    1,428,100       (3)%
Gold production, net to
 PT Freeport Indonesia (ounces)       1,899,500    2,379,100      (20)%
Average net cash production costs
 per pound of copper                      $0.23        $0.09       156%


     In May 2000, PT Freeport Indonesia, in consultation with the Government of Indonesia, voluntarily agreed to temporarily limit Grasberg open-pit production because of an incident at its Wanagon overburden stockpile. Normal overburden placement at the Wanagon overburden stockpile resumed and the restriction on production from the Grasberg open pit was lifted at the end of 2000 (see "Wanagon Overburden Stockpile Slippage").

     Gold production in 2000 declined primarily because of lower ore grades, but is expected to improve in 2001. Average net cash production costs per pound of copper were higher in 2000 because of lower credits from gold sales and because of higher mine maintenance and energy costs. For more information regarding our operating and financial results, see our Annual Report incorporated herein by reference as part of "Item 6. Selected Financial Data" and "Items 7. and 7A. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk."

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

    From December 1993 to March 1997, PT Freeport Indonesia sold $270.0 million of infrastructure assets to joint ventures owned one-third by PT Freeport Indonesia and two-thirds by PT ALatieF Nusakarya Corporation (ALatieF), an Indonesian investor. Funding for the purchases consisted of $90.0 million in equity contributions by the joint venture partners, a $60.0 million bank loan and FCX's 9 3/4% Senior Notes. PT Freeport Indonesia subsequently sold its one-third interest in the joint ventures to ALatieF in March 1997. In September 1998, PT Freeport Indonesia reacquired for $30 million an aggregate one-third interest in the joint ventures. During 2000, PT Freeport Indonesia purchased the remaining interest in the joint ventures for $25.9 million cash and the assumption of $34.1 million of bank debt.

     In December 1997, we sold the new coal-fired power plant facilities associated with the fourth concentrator mill expansion for $366.4 million to the joint venture that owns the power plants that already provided electricity to us. The purchase price included $123.2 million for Rio Tinto's share of the new power plant facilities. Asset sales to the power joint venture totaled $581.4 million through 1997, including $458.2 million of assets we owned. We subsequently sold our 30 percent interest in the joint venture to the other partners and we purchase power under infrastructure asset financing arrangements pursuant to a power sales agreement.

Marketing

     PT Freeport Indonesia sells its copper concentrates, which contain significant quantities of gold and silver, under United States dollar-denominated sales agreements, mostly to companies in Asia and Europe and to international trading companies. We sell substantially all of our budgeted production of copper concentrates under long-term contracts with the selling price based on world metals prices (generally the London Metal Exchange settlement prices for Grade A copper) less certain allowances. Under these contracts, initial billing occurs at the time of shipment and final settlement on the copper portion is generally based on average prices for a specified future period. Gold generally is sold at the average London Bullion Market Association price for a specified month near the month of shipment. Revenues from concentrate sales are recorded net of royalties (see "Contracts of Work"), treatment and refining costs and the impact of derivative financial instruments, if any, used to hedge against risks from copper and gold price fluctuations. Treatment and refining costs represent payments to smelters and refiners and are either fixed or in certain cases vary with the price of copper. We sell some copper concentrates in the spot market. See "Cautionary Statements."

     We have commitments, including commitments from Atlantic Copper and PT Smelting, for essentially all of our estimated 2001 production at market prices. We expect our share of sales for 2001 to approximate 1.4 billion pounds of copper and 2.4 million ounces of gold. Projected 2001 copper and gold sales reflect the expectation of higher average mill throughput rates than in 2000 and higher gold grades. See "Cautionary Statements."

     PT Freeport Indonesia has a long-term contract through 2007 to provide Atlantic Copper with approximately 60 percent of its copper concentrate requirements at market prices. PT Freeport Indonesia's agreement with PT Smelting provides for the supply of 100 percent of the copper concentrate requirements necessary to reach the Gresik smelter's design capacity and substantially all of any incremental copper concentrate requirements that may be needed in excess of that amount. For the first 15 years of PT Smelting's operations, the treatment and refining charges on the majority of the concentrate PT Freeport Indonesia supplies will not fall below a specified minimum rate, currently $0.23 per pound, the rate for 2000 and the expected rate for 2001. We anticipate that PT Freeport Indonesia will sell approximately 50 percent of its annual concentrate production to Atlantic Copper and PT Smelting.

Investment in Smelters

     Our investment in smelters (Atlantic Copper and PT Smelting) serves an important role in our concentrate marketing strategy. Through downstream integration, we are able to substantially offset the effect of changes in treatment charges for smelting and refining PT Freeport Indonesia's copper concentrates. While low smelter treatment and refining charges adversely affect the operating results of our smelter operations, they benefit the operating results of the mining operations of PT Freeport Indonesia. Taking into account taxes and minority ownership interests, an equivalent change in the rates PT Freeport Indonesia pays and the rates Atlantic Copper and PT Smelting receive would essentially offset in our consolidated operating results.

Atlantic Copper, S.A.

     Atlantic Copper's smelter has a design capacity of 290,000 metric tons of metal per year. During 2000, Atlantic Copper treated 916,300 metric tons of concentrate and produced 289,900 metric tons of new copper anodes. Atlantic Copper purchased approximately 64 percent of its 2000 concentrate requirements from PT Freeport Indonesia at market prices.

     We contributed $40.0 million to Atlantic Copper in December 1999 and an additional $32.4 million during 2000. The funds are intended to strengthen Atlantic Copper's financial structure during this period of extremely low treatment and refining charge rates.

PT Smelting

     PT Smelting temporarily shut down its smelter, as planned, at the end of March 2000 for the tie-in of a new third anode furnace as well as for planned maintenance. The smelter restarted at the end of April and during the third quarter of 2000 achieved its goal of reaching full design capacity of 200,000 metric tons of copper per year. During 2000, PT Smelting treated 582,200 metric tons of concentrate and produced 173,800 metric tons of new copper anodes.

     In 1999, its first full year of operations, PT Smelting treated 436,000 metric tons of concentrate and produced 126.7 metric tons of new copper anodes. PT Smelting is a joint venture among PT Freeport Indonesia, Mitsubishi Materials Corporation, Mitsubishi Corporation and Nippon Mining & Metals Co., Ltd., which own 25 percent, 60.5 percent, 9.5 percent and 5 percent, respectively, of the outstanding PT Smelting common stock. PT Freeport Indonesia agreed to assign its earnings in PT Smelting to support a 13 percent cumulative annual return to the other owners for the first 20 years of operations.

Competition

     We compete with other mining companies in the sale of our mineral concentrates and the recruitment and retention of qualified personnel. Some competing companies possess financial resources equal to or greater than ours and possess multiple mining assets less geographically concentrated in a single area than ours. We believe, however, that we are the lowest cost copper producer in the world, taking into account customary credits for related gold and silver production, which we believe gives us a significant competitive advantage.

Social Development and Human Rights

     We have a social and human rights policy to ensure that we operate in compliance with the laws in the areas of our operations, and in a manner that respects basic human rights and the culture of the people who are indigenous to the area. We continue to incur significant costs on social and cultural activities, primarily in Irian Jaya (Papua). These activities include:

     *   comprehensive job training programs
     *   basic education programs
     * several public health programs, including extensive malaria control
     *   agricultural assistance programs
     * a business incubator program to encourage the local people to establish their own small scale businesses
     *   cultural preservation programs
     *   charitable donations

     In 1996, PT Freeport Indonesia agreed to commit at least one percent of its revenues for the following 10 years to the Freeport Fund for Irian Jaya Development to support village-based health, education, economic and social development programs in its area of operations. This commitment replaced our community development programs in which we spent a similar amount of money each year. We contributed $14.1 million in 2000, $14.7 million in 1999 and $13.5 million in 1998 to the Freeport Fund for Irian Jaya Development.

     Lembaga Pengembangan Masyarakat-Irian Jaya, or the People's Development Foundation-Irian Jaya, oversees disbursement of the funds we contribute to the Freeport Fund for Irian Jaya Development. The foundation's board of directors is made up of the head of the local government, currently a Kamoro; a leader of the Amungme people; a leader of the Kamoro people and leaders of the three local churches.

     We believe that our social and economic development programs are responsive to the issues raised by the local villages and people and should help us to avoid disruptions of mining operations. Nevertheless, social and political instability in the area may adversely impact our mining operations.

     In December 2000, we endorsed the joint U.S. State
Department-British Foreign Office Voluntary Principles on Human
Rights and Security. The Voluntary Principles were endorsed by several major natural resources companies and by important human rights organizations. We participated in drafting these principles with all of the parties involved and added them to our social and human rights policy.

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

     We have committed to independent external environmental audits of our Irian Jaya (Papua) operations by qualified experts every three years, with the results to be made public. The second such audit was completed in 1999. The second audit reported that we continue to be in material compliance with Indonesian environmental laws and regulations and that we had fulfilled the recommendations in the 1996 audit report. The 1999 external audit report made some additional environmental management recommendations that are being implemented. The report concluded that our environmental management systems achieve the standard of practice for world-class mines. The auditors also found our environmental management systems to be exemplary and a showcase for the mining industry. We also are continuing our annual internal audits, through the life of our mining operations, so that our environmental management and monitoring programs will remain sound and our operations will remain in material compliance with local laws.

     We have environmental approvals from the Government of Indonesia to expand our milling rate up to a maximum of 300,000 metric tons of ore per day. In 2000 we averaged 223,500 metric tons of ore per day and we expect to average 235,000 metric tons of ore per day in 2001.

     We cannot currently project with precision the ultimate amount of reclamation and closure costs we will incur. Our best estimate at this time is that ultimate reclamation and closure costs may require as much as $100 million but are not expected to exceed $150 million. However, these estimates are subject to revision over time as we perform more complete studies and formulate more definitive plans. We will incur some reclamation costs during mining activities, while we will incur most closure costs and the remaining reclamation costs at the end of our mining activities, which are currently estimated to continue for more than 30 years. We had $19.2 million accrued on a unit-of-production basis at December 31, 2000 for mine closure and reclamation costs.

     In 1996, we began contributing to a cash fund ($2.5 million balance at December 31, 2000) designed to accumulate at least $100 million by the end of our Indonesian mining activities. We plan to use this fund, including accrued interest, to pay for mine closure and reclamation costs. An increasing emphasis on environmental issues and future changes in regulations could require us to incur additional costs that would be charged against future operations. Estimates involving environmental matters are by their nature imprecise and changes in government regulations, operations, technology and inflation could require us to revise them over time.

     We believe that Atlantic Copper's facilities and operations are in compliance in all material respects with all applicable Spanish environmental laws, rules and regulations. During 1999, Atlantic Copper achieved ISO 14001 certification for its two remaining uncertified facilities. In addition, environmental management systems at all of Atlantic Copper's facilities have been validated as being in compliance with the European Union Regulation on Environmental Eco-Management and Eco-Auditing.

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

Wanagon Overburden Stockpile Slippage

     On May 4, 2000, a slippage occurred in the overburden waste stockpile at the Wanagon basin following a period of excessive rainfall, causing a wave of water and material to overflow from the basin. Four employees of a contractor to PT Freeport Indonesia were working in the area and perished. Contained within the mud were the treatment solids from the lime precipitation of acid rock drainage, which then entered the tailings river system near the village of Banti. Sampling and monitoring were initiated at a number of stations covering the entire tailings system between the mine and estuary for a period of several months. A specific risk analysis was conducted as a result of this event and was based on the monitoring program. No long-term environmental effects were found from the direct monitoring nor predicted by the risk assessment. The slippage caused a flow of sediments containing slightly elevated levels of precipitated copper. As a result, water quality in the river was temporarily diminished due to higher levels of total suspended solids.

     PT Freeport Indonesia engaged international experts and outside consultants led by a team from the Institute of Technology of Bandung (Indonesia) to conduct a comprehensive study of the cause of the slippage and to recommend a future course of action. Working with the close cooperation of the Indonesian Department of Energy and Natural Resources and also BAPEDAL (the Indonesian environmental protection agency), the company initiated a stockpile stabilization program and voluntarily agreed to a temporary limitation on production from the Grasberg open pit of 200,000 tons per day average. Underground ore production was not affected. A safe-zone based on engineering calculations was subsequently identified along the Wanagon River and within the village of Banti. The residents within this zone were temporarily moved to Tembagapura, our original mining town site, and the houses were removed. These families are being relocated to new housing designed according to their wishes and located on higher ground in Banti. After successful completion of the stabilization program and consultation with the Indonesian government and affected local residents, normal overburden placement at the Wanagon stockpile resumed and the restriction on production from the Grasberg open pit was lifted at the end of 2000.

Employees and Relationship with FM Services Company

     As of December 31, 2000, PT Freeport Indonesia had 6,934 employees (approximately 98 percent Indonesian). In addition, as of December 31, 2000, PT Freeport Indonesia had 1,953 contract workers, the vast majority of whom were Indonesian.
Approximately 50 percent of our Indonesian employees are members of the All Indonesia Workers' Union, which operates under Government of Indonesia supervision. During 1999, PT Freeport Indonesia and the union agreed to a new labor agreement that expires September 30, 2001. PT Freeport Indonesia's relations with the workers' union have generally been positive.

     As of December 31, 2000, Atlantic Copper had 739 employees, of which approximately 78 percent are covered by a union contract that expires December 31, 2002. Atlantic Copper experienced no work stoppages in 2000 and relations with these unions have also generally been good.

     FM Services Company, a Delaware corporation 45 percent owned by us as of December 31, 2000, has furnished executive, administrative, financial, accounting, legal, tax and similar services to us. We reimburse FM Services at its cost, including allocated overhead, for these services on a monthly basis. As of December 31, 2000, FCX had 17 employees and FM Services had 134 employees. FM Services employees also provide services to two other publicly traded companies.

Cautionary Statements

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, in which we discuss factors we believe may affect our performance in the future. "Forward-looking statements" are all statements other than statements of historical facts, such as statements regarding anticipated production volumes, sales volumes, ore grades, commodity prices, development and capital expenditures, environmental reclamation and closure costs, reserve estimates, political, economic and social conditions in our areas of operations, treatment charge rates, our financial position and liquidity, payment of dividends, strategic growth initiatives, the availability of financing, and exploration efforts and results.

     Forward-looking statements are based on our assumptions and analyses made in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below and in our other filings with the Securities and Exchange Commission, general economic and business conditions, the business opportunities that may be presented to and pursued by us, changes in laws and other factors, many of which are beyond our control. We undertake no obligation to update or revise any forward-looking statements. Readers are cautioned that forward-looking statements are not guarantees of future performance and the actual results or developments may differ materially from those projected in the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, among others, the following:

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

     Certain government officials and others in Indonesia have called into question the validity of contracts entered into by the Government of Indonesia prior to October 1999, including PT Freeport Indonesia's Contract of Work signed in December 1991. The president of Indonesia and several cabinet members have publicly stated that the Government of Indonesia will honor previously existing contracts and that they have no intention of revoking or unilaterally amending such contracts, specifically including PT Freeport Indonesia's Contract of Work. Indonesian government officials have also raised questions regarding PT Freeport Indonesia's compliance with Indonesian environmental laws and regulations and the terms of the Contract of Work. In order to address these questions, the Government of Indonesia formed a "fact-finding" team in 2000 that reviewed PT Freeport Indonesia's compliance with all aspects of its Contract of Work. We support this initiative as a means for the Government of Indonesia to verify PT Freeport Indonesia's compliance with its Contract of Work, including its environmental requirements. We believe that we are in material compliance with all provisions of PT Freeport Indonesia's Contract of Work. The Indonesian government has not yet formally released its report, but we expect a positive resolution in 2001.

     Indonesia continues to face political and economic uncertainties, including separatist movements and civil and religious strife in a number of provinces. In particular, social, economic and political instability in the province of Irian Jaya (Papua), where our primary operations are located, could have a material adverse impact on our mining operations if it results in damage to our property or interruption of our activities. For example, we voluntarily suspended our exploration field activities for three months, from May 15 through August 15, 1999, as a precaution during the Indonesian national election period. In August 1998, we suspended operations for three days at our Grasberg mine in response to a wildcat work stoppage (not authorized by the workers' union) by a group of workers, a majority of whom were employees of our contractors. The workers, who voluntarily returned to work, cited employment issues as the reasons for their work stoppage. The actions of the workers were peaceful, there was no personal injury or property damage, and our concentrate shipments were not interrupted. In March 1996, local people engaged in acts of vandalism that caused approximately $3 million of damages to our property and caused us to close the Grasberg mine and mill for three days as a precautionary measure, although our concentrate shipments were not interrupted.

     A segment of the local population is opposing Indonesian rule over Irian Jaya (Papua), and several separatist groups have sought political independence for the province. New regional autonomy laws became effective January 1, 2001, and there is a transition period to allow the provinces to prepare for the assumption and administration of these new responsibilities. The manner in which new autonomy laws will be implemented and the degree of political and economic autonomy that is being provided to individual provinces, including Irian Jaya (Papua), is uncertain and is a current issue in Indonesian politics. In Irian Jaya (Papua), there have been sporadic attacks on civilians by separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military. We have a board-approved policy statement on social and human rights, and have comprehensive and extensive social, cultural and community development programs, to which we have committed significant financial and managerial resources. These policies and programs are designed to address the impact of our operations on the local villages and people and to provide assistance for the development of the local people. While we believe these efforts should serve to avoid damage to and disruptions of our mining operations, our operations could be damaged or disrupted by social, economic and political forces beyond our control.

     In addition to the specific risks described above, we are also subject to the usual risks associated with conducting business in a foreign country. These risks include the risk of war, revolution, civil unrest, expropriation, forced modification of existing contracts, changes in the country's laws or policies, including laws or policies relating to taxation, royalties, imports, exports and currency, and the risk of having to submit to the jurisdiction of a foreign court or having to enforce the judgment of a foreign court or arbitration against a sovereign nation within its own territory.

We have significant scheduled debt and redeemable preferred stock maturities in 2002 and 2003 that will be difficult to refinance.

     Our scheduled debt and redeemable preferred stock maturities total approximately $200 million in 2001, $1 billion in 2002 and $500 million in 2003, based on year-end 2000 gold and silver prices. Our $1 billion bank facility matures in December 2002. The outstanding balance at December 31, 2000 was $760.0 million, and $162.0 million was available under PT Freeport Indonesia's $550 million facility and $78.0 million was available under the FCX/PT Freeport Indonesia $450 million facility. We have begun discussions with the banks in our credit facility regarding extending its maturity and revising its terms. If the banks agree to an extension and revision of terms it would result in scheduled maturity requirements, higher financing costs and certain restrictions on our financial management.

     Our guarantee of a $254 million bank loan to Nusamba, which is discussed below, also matures in 2002. We are working on a plan to coordinate any payment that might be required as a result of our guarantee with the extension of the maturity of amounts due under the $1 billion bank facility. In addition, we have maturities of senior notes and redeemable preferred stock in 2003 totaling approximately $400 million, based on year-end 2000 gold and silver prices.

     Because of the economic and political issues affecting
Indonesia, our current ability to obtain capital is limited.

We have guaranteed an obligation of an Indonesian entity, and have lent funds to the entity, and the value of the entity's assets may not be sufficient to cover the debts.

     In 1997 we guaranteed a $254 million loan from a commercial bank to Nusamba. Nusamba used the funds plus $61.0 million of cash, for a total of $315 million, to purchase stock in PT Indocopper Investama, a company whose only significant asset is
9.36 percent of PT Freeport Indonesia's stock. Nusamba owns approximately 51 percent of PT Indocopper Investama's stock and we own approximately 49 percent. The loan is secured by a pledge of the PT Indocopper Investama stock owned by Nusamba and is due in March 2002. We also agreed to lend Nusamba any amounts necessary to cover shortfalls between the interest payments on the loan and dividends received by Nusamba on the PT Indocopper Investama stock. At December 31, 2000, we had loaned Nusamba $56.1 million, due March 2002, for this purpose.

     The PT Indocopper Investama stock is the only significant asset of Nusamba, and the estimated fair market value of the stock is currently significantly below the $310.1 million aggregate principal amount of the loans. Our estimate of the fair market value of PT Indocopper Investama's stock is based on the current market value of our common stock. If Nusamba does not pay the loans when due, and we are obligated to pay the loan to the commercial bank, we will seek to recover the PT Indocopper Investama stock as provided by the financing documents, which are governed by Indonesian law. In connection with our discussions with banks in our $1 billion bank credit facility (see above), we are discussing with the banks involved in the Nusamba loan a plan to finance the payment that might be required as a result of our guarantee. This plan would be coordinated with the extension of the maturity of amounts due under the $1 billion bank credit facility. This plan is currently being discussed with the banks and the outcome is pending.

Our mining operations create difficult and costly environmental challenges, and future changes in environmental laws, or unanticipated environmental impacts from our operations, could require us to incur increased costs.

     Mining operations on the scale of our operations in Irian Jaya (Papua) involve significant environmental challenges. Our primary challenge is to dispose of the large amount of crushed and ground rock material, called tailings, that results from the process by which we physically separate the copper, gold and silver from the ore that we mine. Under our tailings management plan, the river system near our mine transports the tailings to the lowlands where deposits of the tailings and natural sediments are controlled through a levee system for future revegetation and reclamation. This plan has been approved by the Government of Indonesia. Another of our major environmental challenges is managing overburden, which is the rock that must be moved aside in order to reach the ore in the mining process (see "Wanagon Overburden Stockpile Slippage"). In the presence of air, water and naturally occurring bacteria, some overburden can cause acid rock drainage, or acidic water containing dissolved metals which, if not properly managed, can have a negative impact on the environment. Our overburden management plan, which has been approved by the Government of Indonesia, is designed to minimize these impacts, although we cannot assure that it will do so.

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

     All of our revenues are denominated in United States dollars. However, some of our costs and some of our asset and liability accounts are denominated in Indonesian rupiah, Australian dollars or Spanish pesetas/euros. Generally, our results are adversely affected when the U.S. dollar weakens against these foreign currencies and positively affected when the U.S. dollar strengthens against these foreign currencies. From time to time we have in the past and may in the future implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange payment requirements will continue to be subject to market fluctuations.

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

Item 3.  Legal Proceedings.

Yosefa Alomang v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-9962 (Orleans Civ. Dist. Ct. La. filed June 19, 1996). The plaintiff alleges environmental, human rights and social/cultural violations in Indonesia and seeks unspecified monetary damages and other equitable relief. In March 2000, the Civil District Court for the Parish of Orleans, State of Louisiana, granted our exception of no cause of action and dismissed the entire case with prejudice. The plaintiff has appealed to the Louisiana Fourth Circuit Court of Appeal, which is expected to hear oral arguments in second quarter of 2001. We will continue to defend this action vigorously.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant.

     Certain information as of March 1, 2001 about our executive officers, including their position or office with Freeport-
McMoRan Copper & Gold Inc. (FCX), PT Freeport Indonesia and
Atlantic Copper, is set forth in the following table and accompanying text:

Name                          Age       Position or Office
----                          ---       ------------------
Richard C. Adkerson           54        President and Chief
                                        Financial Officer of FCX.  Director
                                        and Executive Vice President of PT
                                        Freeport Indonesia.  Chairman of
                                        Atlantic Copper.

W. Russell King               51        Senior Vice President of FCX.

Adrianto Machribie            59        President Director of PT
                                        Freeport Indonesia.

James R. Moffett              62        Director, Chairman
                                        of the Board and Chief Executive
                                        Officer of FCX.  President
                                        Commissioner of PT Freeport
                                        Indonesia.

Richard C. Adkerson has served as FCX's President since April 1997 and Chief Financial Officer since October 2000. Mr. Adkerson is also Executive Vice President and a director of PT Freeport Indonesia, Chairman of Atlantic Copper, and Co-Chairman of the Board, President and Chief Executive Officer of McMoRan Exploration Co. (McMoRan). From April 1994 to November 1998 he was Co-Chairman of the Board and Chief Executive Officer of McMoRan Oil & Gas Co. (McMoRan Oil & Gas), and from November 1997 to November 1998 he was Vice Chairman of the Board of Freeport-McMoRan Sulphur Inc. (Freeport Sulphur). Mr. Adkerson served as Executive Vice President of FCX from July 1995 to April 1997, as Senior Vice President from February 1994 to July 1995 and as Chief Financial Officer from July 1995 to November 1998. He also served as Chairman of the Board of Stratus Properties Inc., a real estate development company, from March 1992 to August 1998, as President from August 1995 to May 1996 and as Chief Executive Officer from August 1995 to May 1998. Mr. Adkerson served as Vice Chairman of the Board of Freeport-McMoRan Inc. until December 1997 and as Senior Vice President and Chief Financial Officer of Freeport-McMoRan Inc. from May 1992 to August 1995.

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

PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

     The information set forth under the captions "FCX Class A Common Shares," "FCX Class B Common Shares" and "Common Share Dividends," on the inside back cover of our 1999 Annual Report is incorporated herein by reference. As of March 15, 2001, there were 6,253 and 10,457 holders of record of our Class A and Class B common stock, respectively.

Item 6.  Selected Financial Data.

     The information set forth under the caption "Selected
Financial and Operating Data," on pages 20 and 21 of our Annual
Report is incorporated herein by reference.

                                         Years Ended December 31,
                                    -----------------------------------
                                    1996   1997    1998    1999    2000
                                    ----   ----    ----    ----    ----
Ratio of earnings to fixed charges  4.5x   3.8x    2.5x    2.9x    2.3x
Ratio of earnings to fixed charges
  and preferred stock dividends     2.6x   2.8x    1.9x    2.2x    1.7x


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

     The information set forth under the caption "Management's
Discussion and Analysis" on pages 22 through 34, as well as the "Working Toward Sustainable Development" report on pages 6 through 19, of our 2000 Annual Report, are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     Our financial statements and the notes thereto appearing on pages 36 through 57, the report thereon of Arthur Andersen LLP appearing on page 35, and the report of management on page 35 of our 2000 Annual Report are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     Not applicable.

PART III

Items 10.  Directors and Executive Officers of the Registrant.

     The information set forth under the caption "Information
About Nominees and Directors" of our Proxy Statement submitted to our stockholders in connection with our 2001 Annual Meeting to be held on May 3, 2001 is incorporated herein by reference.

Items 11.  Executive Compensation.

     The information set forth under the captions "Director Compensation" and "Executive Officer Compensation" of our Proxy Statement submitted to our stockholders in connection with our 2001 Annual Meeting to be held on May 3, 2001 is incorporated herein by reference.

Items 12.  Security Ownership of Certain Beneficial Owners and
Management.

     The information set forth under the captions "Stock
Ownership of Directors and Executive Officers" and "Stock
Ownership of Certain Beneficial Owners" of our Proxy Statement submitted to our stockholders in connection with our 2001 Annual
Meeting to be held on May 3, 2001 is incorporated herein by reference.

Items 13.  Certain Relationships and Related Transactions.

     The information set forth under the caption "Certain
Transactions" of our Proxy Statement submitted to our stockholders in connection with our 2001 Annual Meeting to be held on May 3, 2001 is incorporated herein by reference.

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

                           SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2001.

                                   Freeport-McMoRan Copper & Gold Inc.



                                   By:  /s/ James R. Moffett
                                        -------------------------
                                        James R. Moffett
                                        Chairman of the Board and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2001.


Signatures
----------

                                   Chairman of the Board, Chief
     /s/ James R. Moffett          Executive Officer and
-----------------------------      Director (Principal Executive Officer)
          James R. Moffett


               *                   Vice Chairman of the Board and Director
-----------------------------
        B. M. Rankin, Jr.


               *                   President and Chief Financial Officer
-----------------------------
      Richard C. Adkerson

               *                   Vice President and Controller-Financial
-----------------------------      Reporting (Principal Accounting Officer)
    C. Donald Whitmire, Jr.


               *                   Director
-----------------------------
    Robert J. Allison, Jr.


               *                   Director
-----------------------------
      Robert W. Bruce III


               *                   Director
-----------------------------
      R. Leigh Clifford


               *                   Director
----------------------------
        Robert A. Day

               *                   Director
----------------------------
       Gerald J. Ford


               *                   Director
----------------------------
     H. Devon Graham, Jr.


               *                   Director
----------------------------
    Oscar Y. L. Groeneveld


               *                   Director
----------------------------
     J. Bennett Johnston


               *                   Director
----------------------------
       Bobby Lee Lackey


               *                   Director
----------------------------
   Gabrielle K. McDonald


                                   Director
----------------------------
      J. Stapleton Roy


               *                   Director
----------------------------
      J. Taylor Wharton



*By: /s/ James R. Moffett
    ---------------------
     James R. Moffett
     Attorney-in-Fact

               FREEPORT-McMoRan COPPER & GOLD INC.
                  INDEX TO FINANCIAL STATEMENTS

     Our financial statements and the notes appearing on pages 36 through 57, and the report of Arthur Andersen LLP appearing on page 35 of our 2000 Annual Report to stockholders are incorporated herein by reference.

     The financial statements in schedule I listed below should be read in conjunction with our financial statements in our 2000
Annual Report to stockholders.


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



            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 included in Freeport-McMoRan Copper & Gold Inc.'s Annual Report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 18, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                       Arthur Andersen LLP

New Orleans, Louisiana,
  January 18, 2001

               FREEPORT-McMoRan COPPER & GOLD INC.
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         BALANCE SHEETS


                                                    December 31,
                                             -----------------------
                                                2000          1999
                                             ----------   ----------
                                                  (In Thousands)
Assets:
Cash and cash equivalents                    $    1,161   $      832
Interest receivable                               4,968        7,746
Due from affiliates                              20,147       16,862
Notes receivable from PT Freeport Indonesia     602,306      779,991
Note receivable from Nusamba                     56,081       43,702
Investment in PT Freeport Indonesia
 and PT Indocopper Investama                    742,832      824,513
Investment in Atlantic Copper                   123,124a      97,518b
Other assets                                     43,821       41,616
                                             ----------   ----------
Total assets                                 $1,594,440   $1,812,780
                                             ==========   ==========
Liabilities and Stockholders' Equity:
Accounts payable and accrued liabilities     $   20,016   $   23,173
Long-term debt, including current portion       999,694    1,060,411
Other long-term liabilities                      26,419            -
Deferred income taxes                            35,375       44,809
Redeemable preferred stock                      475,005      487,507
Stockholders' equity                             37,931      196,880
                                             ----------   ----------
Total liabilities and stockholders' equity   $1,594,440   $1,812,780
                                             ==========   ==========


                      STATEMENTS OF INCOME

                                                Years Ended December 31,
                                              ----------------------------
                                                2000      1999      1998
                                              --------  --------  --------
                                                    (In Thousands)
Income from investment in PT Freeport
  Indonesia and PT Indocopper Investama,
  net of PT Freeport Indonesia tax provision  $178,026  $237,606  $211,232
Net income (loss) from investment
 in Atlantic Copper                            (29,906)  (18,982)    4,674
Intercompany charges and eliminations           10,200    (4,457)   (7,700)
Exploration expenses                            (2,428)   (7,055)   (8,958)
General and administrative expenses             (5,744)   (8,643)   (7,082)
Depreciation and amortization                   (4,704)   (4,468)   (4,384)
Interest expense, net                          (82,321)  (76,246)  (66,141)
Interest income on PT Freeport
 Indonesia notes receivable:
  Promissory notes                              17,423    28,461    29,273
  Gold and silver production payment loans      16,395    17,568    19,212
  8.235% debenture                                   -         -     8,101
Other income (expense), net                         46      (379)    1,326
Provision for income taxes                     (20,000)  (26,938)  (25,705)
                                              --------  --------  --------
Net income                                      76,987   136,467   153,848
Preferred dividends                            (37,487)  (35,680)  (35,531)
                                              --------  --------  --------
                                              $ 39,500  $100,787  $118,317
                                              ========  ========  ========


a. Includes additional support payments and commitments to Atlantic Copper totaling $55.5 million during 2000.
b.   Includes a $40.0 million equity contribution in 1999.

The footnotes to the consolidated financial statements of FCX contained in FCX's 2000 Annual Report to stockholders incorporated by reference herein are an integral part of these statements.

               FREEPORT-McMoRan COPPER & GOLD INC.
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     STATEMENTS OF CASH FLOW

                                               Years Ended December 31,
                                              2000       1999      1998
                                           ---------  ---------  ---------
                                                   (In Thousands)
Cash flow from operating activities:
Net income                                 $  76,987  $ 136,467  $ 153,848
Adjustments to reconcile net income to
 net cash provided by
 operating activities:
  Income from investment in PT Freeport
    Indonesia and PT Indocopper Investama   (178,071)  (237,606)  (211,232)
  Deferred income taxes                       (8,684)    21,976     16,613
  Net (income) loss from investment
    in Atlantic Copper                        29,906     18,982     (4,674)
  Elimination of intercompany profit         (10,200)     4,457      7,700
  Dividends received from PT Freeport
    Indonesia and PT Indocopper Investama    268,670     18,361     48,832
  Depreciation and amortization                4,704      4,468      4,384
Decrease in interest receivable
  and due from affiliates                      2,527      2,888     50,933
Increase (decrease) in accounts payable
  and accrued liabilities                     (4,202)     2,320     (1,699)
Other                                        (29,505)a      752      3,208
                                           ---------  ---------  ---------
Net cash provided by (used in)
  operating activities                       152,132    (26,935)    67,913
                                           ---------  ---------  ---------

Cash flow from investing activities:
Investment in Atlantic Copper                 (3,000)   (40,000)         -
Other                                         (3,559)    (2,403)    (9,583)
                                           ---------  ---------  ---------
Net cash used in investing activities         (6,559)   (42,403)    (9,583)
                                           ---------  ---------  ---------

Cash flow from financing activities:
Cash dividends paid:
  Class A common stock                             -          -    (14,157)
  Class B common stock                             -          -    (21,225)
  Step-up convertible preferred stock        (24,500)   (24,500)   (24,500)
Mandatory redeemable preferred stock         (13,213)   (13,520)   (14,657)
Proceeds from debt                             9,532    104,673    161,506
Repayment of debt                            (70,249)   (11,514)   (19,504)
Partial redemption of preferred stock        (11,893)   (11,946)         -
Repayment from PT Freeport Indonesia         177,077     51,946    150,000
Loans to Nusamba                             (12,379)   (18,264)   (17,824)
Purchases of FCX common shares              (199,945)    (7,921)  (259,213)
Other                                            326        414        545
                                           ---------  ---------  ---------
Net cash provided by (used in)
 financing activities                       (145,244)    69,368    (59,029)
                                           ---------  ---------  ---------
Net increase (decrease)
 in cash and cash equivalents                    329         30       (699)
Cash and cash equivalents at
 beginning of year                               832        802      1,501
                                           ---------  ---------  ---------
Cash and cash equivalents at end of year   $   1,161  $     832  $     802
                                           =========  =========  =========

Interest paid                              $  85,190  $  76,804  $  68,950
                                           =========  =========  =========

Taxes paid                                 $  29,736  $   5,281  $   8,629
                                           =========  =========  =========


a. Includes support payments to Atlantic Copper totaling $29.4 million.

The footnotes to the consolidated financial statements of FCX contained in FCX's 2000 Annual Report to stockholders incorporated by reference herein are an integral part of these statements.

               FREEPORT-McMoRan COPPER & GOLD INC.
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


  Col. A                    Col. B           Col. C         Col. D   Col. E
-----------------------   ----------  -------------------- -------- ---------
                                           Additions
                                      --------------------
                          Balance at  Charged to Charged to  Other Balance at
                           Beginning  Costs and   Other      Add     End of
                           of Period   Expense   Accounts  (Deduct)  Period
                          ----------  ---------  --------- -------- ---------
                                               (In Thousands)
Reserves and allowances
  deducted from asset
  accounts:
2000
Materials and supplies
   reserves                 $18,751    $6,000     $ -      $(7,943)a  $16,808
Allowance for uncollectible
  value-added taxes           5,491         -       -       (5,191)b      300
Allowance for uncollectible
  accounts receivable             -     2,500       -            -      2,500

1999
Materials and supplies
  reserves                   24,633     1,500       -       (7,382)a   18,751
Allowance for uncollectible
  value-added taxes           5,491         -       -            -      5,491

1998
Materials and supplies
    reserves                 29,513     3,000       -       (7,880)a   24,633
Allowance for uncollectible
  value-added taxes           3,825       833     833            -      5,491


Reclamation and mine
    shutdown reserves:
2000
PT Freeport Indonesia        14,085     5,135       -            -     19,220

1999
PT Freeport Indonesia         9,229     4,856       -            -     14,085

1998
PT Freeport Indonesia         5,466     3,763       -            -      9,229


a. Primarily represents write-offs of obsolete materials and supplies inventories.
b. Represents a reversal of previously accrued amounts based on an updated analysis of historical refunds of value-added tax payments.

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

10.4 Concentrate Purchase and Sales Agreement dated effective
     December 11, 1996 between PT Freeport Indonesia and PT
     Smelting. Incorporated by reference to Exhibit 10.34 to the Annual Report of FCX on Form 10-K for the year ended
     December 31, 1999 (the FCX 1999 Form 10-K).

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

10.14 FCX President's Award Program. Incorporated by reference to Exhibit 10.8 to the FCX 1995 Form 10-K.

10.15  FCX Adjusted Stock Award Plan, as amended.
     Incorporated by reference to Exhibit 10.15 to the  1997 FCX
     Form 10-K.

10.16 FCX 1995 Stock Option Plan. Incorporated by reference to Exhibit 10.13 to the FCX 1996 Form 10-K.

10.17 FCX 1995 Stock Option Plan for Non-Employee Directors, as amended. Incorporated by reference to Exhibit 10.17 to the FCX 1997 Form 10-K.

                    Freeport-McMoRan Copper & Gold Inc.
                           EXHIBIT INDEX

Exhibit
Number                               Description
------                               -----------
10.18 FCX 1999 Stock Incentive Plan. Incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 1999.

10.19 FCX 1999 Long-Term Performance Incentive Plan.
     Incorporated by reference to Exhibit 10.19 to the FCX 1999 Form
     10-K.

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

10.27 Supplemental Agreement between FMS and B. M. Rankin,
     Jr. dated December 15, 1997.  Incorporated by reference to
     Exhibit 10.25 to the FCX 1997 Form 10-K.

10.28 Supplemental Agreement between FMS and B. M. Rankin,
     Jr. dated December 7, 1998. Incorporated by reference to
     Exhibit 10.26 to the 1998 FCX Form 10-K.

10.29 Supplemental Agreement between FMS and B. M. Rankin,
     Jr. dated February 5, 2001.

10.30 Letter Agreement effective as of January 7, 1997 between Senator J. Bennett Johnston, Jr. and FMS.
     Incorporated by reference to Exhibit 10.25 of the FCX 1996
     Form 10-K.

10.31 Supplemental Letter Agreement dated April 13, 2000 between J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.30 to the FCX 2000 First quarter
     Form 10-Q.

10.32 Letter Agreement dated November 1, 1999 between FMS and
     Gabrielle K. McDonald.  Incorporated by reference to Exhibit
     10.33 of the FCX 1999 Form 10-K.

10.33 Supplemental Letter Agreement dated May 17, 2000 between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.35 of the FCX 2000 Second Quarter Form 10-Q.

12.1 FCX Computation of Ratio of Earnings to Fixed Charges.

                Freeport-McMoRan Copper & Gold Inc.

                           EXHIBIT INDEX

Exhibit
Number                               Description
------                               -----------
13.1 Those portions of the 2000 Annual Report to stockholders of FCX that are incorporated herein by reference.

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