Form 10-Q
period 2001-03-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2001-05-07
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended March 31, 2001

               Commission File Number: 1-9916

             Freeport-McMoRan Copper & Gold Inc.

 Incorporated in Delaware              74-2480931
                             (IRS Employer Identification No.)

1615 Poydras Street, New Orleans, Louisiana  70112

Registrant's telephone number, including area code: (504) 582-4000



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On  March  31, 2001, there were issued and outstanding 55,457,860 shares of the registrant's Class A Common Stock, par value  $0.10 per share, and 88,474,099 shares of its Class B Common Stock, par value $0.10 per share.


                FREEPORT-McMoRan COPPER & GOLD INC.

                        TABLE OF CONTENTS


                                                         Page
Part I.  Financial Information

  Financial Statements:

     Condensed Balance Sheets                             3

     Statements of Income                                 4

     Statements of Cash Flows                             5

     Notes to Financial Statements                        6

  Remarks                                                 9

  Report of Independent Public Accountants                9

  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                    10

Part II.  Other Information                               19

Signature                                                 21

Exhibit Index                                             E-1

                FREEPORT-McMoRan COPPER & GOLD INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                 FREEPORT-McMoRan COPPER & GOLD INC.
                 CONDENSED BALANCE SHEETS (Unaudited)

                                                March 31,    December 31,
                                                   2001          2000
                                                ----------    ----------
                                                      (In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents                     $   11,387    $    7,968
 Accounts receivable                               184,861       149,085
  Inventories                                      403,948       400,607
 Prepaid expenses and other                         11,809        11,462
                                                ----------    ----------
    Total current assets                           612,005       569,122
Property, plant and equipment, net               3,221,552     3,248,710
Investment in PT Smelting                           53,686        56,154
Other assets                                        78,011        76,755
                                                ----------    ----------
Total assets                                    $3,965,254    $3,950,741
                                                ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities      $  281,561    $  313,208
  Current portion of long-term debt
   and short-term borrowings                       243,925       202,294
  Unearned customer receipts                        84,533        28,688
  Rio Tinto share of joint venture cash flows       49,055        78,706
  Accrued income taxes                              21,101        11,016
                                                ----------    ----------
    Total current liabilities                      680,175       633,912
Long-term debt, less current portion:
  FCX and PT Freeport Indonesia credit facilities  730,000       760,000
  Senior notes                                     450,000       450,000
  Infrastructure asset financings                  414,168       457,673
  Atlantic Copper debt                             225,582       246,727
  Equipment and other loans                         72,414        73,331
Accrued postretirement benefits
  and other liabilities                            114,035       112,831
Deferred income taxes                              622,092       599,536
Minority interests                                 120,598       103,795
Redeemable preferred stock                         475,005       475,005
Stockholders' equity                                61,185        37,931
                                                ----------    ----------
Total liabilities and stockholders' equity      $3,965,254    $3,950,741
                                                ==========    ==========


The accompanying notes are an integral part of these financial statements.

                  FREEPORT-McMoRan COPPER & GOLD INC.
                   STATEMENTS OF INCOME (Unaudited)

                                                      Three Months
                                                     Ended March 31,
                                                  ----------------------
                                                    2001          2000
                                                  --------      --------
                                                  (In Thousands, Except
                                                    Per Share Amounts)

Revenues                                          $447,087      $467,592
Cost of sales:
Production and delivery                            194,450       266,064
Depreciation and amortization                       68,129        63,359
                                                  --------      --------
  Total cost of sales                              262,579       329,423
Exploration expenses                                 2,051         1,968
Equity in PT Smelting net (income) loss              2,468        (2,241)
General and administrative expenses                 14,409        20,749
                                                  --------      --------
  Total costs and expenses                         281,507       349,899
                                                  --------      --------
Operating income                                   165,580       117,693
Interest expense, net                              (48,437)      (49,935)
Other income, net                                    3,177         1,218
                                                  --------      --------
Income before income taxes and
     minority interests                            120,320        68,976
Provision for income taxes                         (60,615)      (40,473)
Minority interests in net income of
  consolidated subsidiaries                        (12,601)       (9,772)
                                                  --------      --------
Net income                                          47,104        18,731
Preferred dividends                                 (9,065)       (9,490)
                                                  --------      --------
Net income applicable to common stock             $ 38,039      $  9,241
                                                  ========      ========

Net income per share of common stock:
     Basic                                            $.26          $.06
                                                      ====          ====
     Diluted                                          $.26          $.06
                                                      ====          ====

Average common shares outstanding:
     Basic                                         143,906       161,323
                                                   =======       =======
     Diluted                                       144,728       162,544
                                                   =======       =======


The accompanying notes are an integral part of these financial statements.

                   FREEPORT-McMoRan COPPER & GOLD INC.
                  STATEMENTS OF CASH FLOWS (Unaudited)

                                                       Three Months
                                                      Ended March 31,
                                                  ----------------------
                                                    2001          2000
                                                  --------      --------
                                                      (In Thousands)
Cash flow from operating activities:
Net income                                        $ 47,104      $ 18,731
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation and amortization                     68,129        63,359
  Deferred income taxes                             22,784        20,374
  Equity in PT Smelting net (income) loss            2,468        (2,241)
  Minority interests' share of net income           12,601         9,772
  Other, including deferred mining costs            (8,900)        5,739
  (Increases) decreases in working capital:
    Accounts receivable                            (38,033)       21,010
    Inventories                                      2,015        (3,296)
    Prepaid expenses and other                        (402)        1,869
    Accounts payable and accrued liabilities        15,865        59,185
    Rio Tinto share of joint venture cash flows    (29,767)       (8,082)
    Accrued income taxes                            11,642       (40,839)
                                                  --------      --------
  (Increase) decrease in working capital           (38,680)       29,847
                                                  --------      --------
Net cash provided by operating activities          105,506       145,581
                                                  --------      --------

Cash flow from investing activities:
PT Freeport Indonesia capital expenditures         (35,872)      (56,404)
Atlantic Copper capital expenditures                (3,465)       (1,464)
Investment in PT Smelting                              -          (5,717)
Other                                                4,592           -
                                                  --------      --------
Net cash used in investing activities              (34,745)      (63,585)
                                                  --------      --------

Cash flow from financing activities:
Proceeds from debt                                  68,506       151,934
Repayments of debt                                (121,511)     (156,458)
Purchases of FCX common shares                      (3,436)      (60,649)
Cash dividends paid:
  Preferred stock                                   (9,204)       (9,508)
  Minority interests                                   -          (3,946)
Other                                               (1,697)       (4,827)
                                                  --------      --------
Net cash used in financing activities              (67,342)      (83,454)
                                                  --------      --------
Net increase (decrease) in cash
 and cash equivalents                                3,419        (1,458)
Cash and cash equivalents at beginning of year       7,968         6,698
                                                  --------      --------
Cash and cash equivalents at end of period        $ 11,387      $  5,240
                                                  ========      ========


The accompanying notes are an integral part of these financial statements.

                  FREEPORT-McMoRan COPPER & GOLD INC.
                    NOTES TO FINANCIAL STATEMENTS

1.      EARNINGS PER SHARE
Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the net effect of dilutive stock options and restricted stock. Dilutive stock options represented 0.5 million shares in the first quarter of 2001 and 1.2 million shares in the first quarter of 2000. Dilutive restricted stock totaled 0.3 million shares in the first quarter of 2001.

     Options excluded from the computation of diluted net income per share of common stock (because their exercise prices were greater than the average market price of the common stock during the period) totaled options for 11.4 million shares (average exercise price of $21.59 per share) in the first quarter of 2001 and options for 11.1 million shares (average exercise price of $21.98 per share) in the first quarter of 2000. Convertible preferred stock outstanding was not included in the computation of diluted net income per share of common stock because including the conversion of these shares would have increased diluted net income per share of common stock. The preferred stock was convertible into 11.7 million shares of common stock and accrued dividends totaled $6.1 million in the first quarter of 2001 and $6.1 million in the first quarter of 2000.

2.   DERIVATIVE CONTRACTS
At  times  Freeport-McMoRan  Copper  &  Gold  Inc.  (FCX)  and  its
subsidiaries  have  entered  into derivative  contracts  to  manage certain risks resulting from fluctuations in commodity prices (primarily copper and gold), foreign currency exchange rates and interest rates by creating offsetting market exposures. Effective January 1, 2001, FCX adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as subsequently amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation.

     Upon adoption of SFAS 133 on January 1, 2001, FCX recorded immaterial cumulative adjustments totaling $0.8 million of gains to other income ($0.8 million to net income) to adjust the recorded values of PT Freeport Indonesia's and Atlantic Copper's foreign currency forward contracts to fair value and $0.8 million of additional revenues ($0.4 million to net income) to adjust the embedded derivatives in PT Freeport Indonesia's provisionally priced copper sales to fair value, as calculated under SFAS 133. In addition, FCX recorded a cumulative effect net loss adjustment to other comprehensive income totaling $1.0 million for the fair value of Atlantic Copper's interest rate swaps on January 1, 2001. During the first quarter of 2001, FCX reclassified $0.2 million of gains to earnings associated with the January 1, 2001 transition adjustment for interest rate swaps.

    FCX has entered into derivative contracts in limited instances to achieve specific objectives. Currently, the objectives principally relate to managing risks associated with foreign currency, commodity prices and interest rate risks with Atlantic Copper's smelting operations, where certain derivative contracts are required under financing agreements. In addition, in response to volatility in the Indonesian rupiah and Australian dollar currencies, FCX has sought to manage certain foreign currency risks with PT Freeport Indonesia's mining operations. In the past, FCX entered into derivative contracts related to its exposure to copper and gold prices, but activities in this regard since 1997 have been limited to establishing fixed prices for open copper sales under PT Freeport Indonesia's concentrate sales contracts. FCX does not enter into derivative contracts for speculative purposes. A summary of FCX's outstanding derivative instruments at March 31, 2001 and a discussion of FCX's risk management strategies for those designated as hedges follows.

Commodity Price Protection Contracts
From time to time, PT Freeport Indonesia enters into forward and option contracts to hedge the market risk associated with fluctuations in the prices of commodities it sells. The primary objective of these contracts is to set a minimum price and the secondary objective is to retain market upside if possible at a reasonable cost without sacrificing the primary objective. As of March 31, 2001, FCX had no price protection contracts relating to its mine production other than its gold- and silver-denominated redeemable preferred stock. FCX elected to continue its historical accounting for its redeemable preferred stock indexed to commodities under the provisions of SFAS 133 which allow such instruments issued before January 1, 1998 to be excluded from those instruments required to be adjusted for changes in their fair values. Therefore, FCX's redeemable preferred stock is carried on its books at its original issue value less redemptions, and totaled $475.0 million at March 31, 2001.

     Certain of PT Freeport Indonesia's concentrate sales contracts allow for final pricing in future periods. Under SFAS 133, these pricing terms cause a portion of the contracts to be considered embedded derivatives which must be recorded at fair value. Prior to January 1, 2001, PT Freeport Indonesia adjusted the revenues from these provisionally priced sales based on then-current spot prices on or near each reporting date. Effective January 1, 2001, PT Freeport Indonesia began adjusting the revenues from these provisionally priced sales to reflect fair value, the primary result of which is using forward prices for the final pricing periods on or near each reporting date. The impact of this change was to increase revenues by $0.8 million ($0.4 million to net income) on January 1, 2001. Changes in the fair value of these embedded derivatives are recorded in current period revenues.

    At March 31, 2001, Atlantic Copper had forward copper contracts that are intended to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. Although these contracts provide a hedge against changes in copper prices, they do not qualify for hedge accounting under SFAS 133 because Atlantic Copper bases its hedging contracts on its net sales/purchases position and contracts that hedge a net position do not qualify for hedge accounting under SFAS 133. Atlantic Copper recorded gains (losses) to production costs totaling $3.2 million in the first quarter of 2001 and $(0.5) million in the first quarter of 2000 related to its forward copper sales contracts. Atlantic Copper held forward copper sales contracts for 33.9 million pounds and the fair value of these contracts was a $2.7 million gain, which is recorded in accounts payable at March 31, 2001.

Foreign Currency Exchange Contracts
PT Freeport Indonesia and Atlantic Copper enter into foreign currency forward contracts to hedge the market risks of their forecasted costs that are denominated in a currency other than their functional currency - the U.S. dollar. The primary objective of these contracts is to either lock-in a favorable exchange rate or to minimize the impact of adverse exchange rate changes. As of March 31, 2001, PT Freeport Indonesia had foreign currency forward contracts to hedge 72.0 million of its aggregate projected Australian dollar payments through December 2001, or approximately 50 percent of its aggregate projected 2001 Australian dollar payments at an average exchange rate of $0.58 to one Australian dollar. PT Freeport Indonesia also had foreign currency forward contracts to hedge 60 billion of its aggregate projected Indonesian rupiah payments for the period from April through July 2001 at an exchange rate of 10,000 rupiahs to one U.S. dollar. Atlantic Copper had foreign currency forward contracts to hedge 165.1 million of its projected euro payments through December 2003, or approximately 50 percent of its projected 2001 peseta/euro payments and approximately 67 percent of its projected 2002 and 2003 euro payments at an average exchange rate of $1.02 per euro. The fair value of PT Freeport Indonesia's and Atlantic Copper's foreign currency contracts at March 31, 2001 totaled a loss of $26.2 million, of which $14.5 million was recorded in accrued liabilities and $11.7 million was recorded in other liabilities.

    PT Freeport Indonesia and Atlantic Copper have designated their foreign currency forward contracts as cash flow hedges. During the first quarter of 2001, PT Freeport Indonesia recorded $0.5 million ($0.2 million to net income) and Atlantic Copper recorded $0.3 million ($0.3 million to net income) of losses to production costs for their matured foreign currency forward contracts. No hedge ineffectiveness was recorded for the remaining open contracts. FCX's other comprehensive income for the first quarter of 2001 included $13.2 million, net of taxes and minority interests, of unrealized losses on open foreign currency forward contracts, of which $5.6 million is scheduled to be realized within the next twelve months, all based on fair values of these contracts measured on March 31, 2001. Prior to 2001, PT Freeport Indonesia and Atlantic Copper recorded changes in the market value of their foreign currency forward contracts to production costs as incurred. Net charges to production cost for changes in market value of foreign currency forward contracts totaled $6.0 million for the first quarter of 2000.

Interest Rate Contracts
Atlantic Copper entered into interest rate swap contracts to manage exposure to interest rate changes on a portion of its variable-rate debt. The primary objective of these contracts is to lock-in a favorable interest rate. As of March 31, 2001, Atlantic Copper had interest rate swap contracts at an average interest rate of 6.6 percent on $70.5 million of financing, reducing quarterly through June 2003. Atlantic Copper has designated its interest rate swap contracts as cash flow hedges and no ineffectiveness is expected from these hedges. Atlantic Copper recognized reductions in interest expense totaling $0.2 million in the first quarter of 2001 and additional interest costs of less than $0.1 million in the first quarter of 2000 related to its interest rate swap contracts.
FCX's other comprehensive income for the first quarter of 2001 included a $1.0 million cumulative effect loss to record the fair value of Atlantic Copper's interest rate swap contracts on January 1, 2001 and changes in unrealized losses on the swaps totaling $1.3 million. Atlantic Copper receives no tax benefit for these losses. The fair value of these interest rate swap contracts totaled a loss of $2.3 million, which is recorded in accrued liabilities at March 31, 2001.

3.    COMPREHENSIVE INCOME
First-quarter  2000  results did not include  any  items  of  other
comprehensive  income.   A  recap  of  FCX's  first  quarter   2001
comprehensive income is shown below (in thousands).

     Net income                                        $38,039
     Other comprehensive income (loss):
         Cumulative effect of change in accounting,
             no tax effect                                (982)
         Change in unrealized derivatives' fair value
             (net of taxes of $1.8 million)            (14,824)
         Reclass  to  earnings
             (net of  taxes  of  $0.2  million)            331
                                                       -------
     Total Comprehensive Income                        $22,564
                                                       =======

4.   INTEREST COST
Interest expense excludes capitalized interest of $2.0 million in the first quarter of 2001 and $1.3 million in the first quarter of 2000.

5.   BUSINESS SEGMENTS
FCX has two operating segments: "mining and exploration" and "smelting and refining." The mining and exploration segment includes the copper and gold mining operations of PT Freeport Indonesia in Indonesia and FCX's Indonesian exploration activities. The smelting and refining segment includes Atlantic Copper's operations in Spain and PT Freeport Indonesia's equity investment in PT Smelting in Gresik, Indonesia. The segment data presented below were prepared on the same basis as the consolidated FCX financial statements.

                               Mining     Smelting
                                and         and    Eliminations   FCX
                            Exploration   Refining  and Other     Total
                             ----------   --------  --------   ----------
                                          (In Thousands)
First Quarter of 2001
Revenues                     $  360,046a  $159,126  $(72,085)  $  447,087
Production and delivery         115,102    150,985   (71,637)     194,450
Depreciation and amortization    60,019      6,789     1,321       68,129
Exploration expenses              1,975        -          76        2,051
Equity in PT Smelting losses        -        2,468b      -          2,468
General and
 administrative expenses         10,775      2,019     1,615       14,409
                             ----------   --------  --------   ----------
Operating income (loss)      $  172,175   $ (3,135) $ (3,460)  $  165,580
                             ==========   ========  ========   ==========
Interest expense, net        $   30,514   $  7,146  $ 10,777   $   48,437
                             ==========   ========  ========   ==========
Provision (benefit)
 for income taxes            $   52,305   $   (431) $  8,741   $   60,615
                             ==========   ========  ========   ==========
Capital expenditures         $   35,566   $  3,465  $    306   $   39,337
                             ==========   ========  ========   ==========
Total assets                 $3,284,193c  $685,428d $ (4,367)  $3,965,254
                             ==========   ========  ========   ==========

First Quarter of 2000
Revenues                     $  307,495a  $224,887  $(64,790)  $  467,592
Production and delivery         143,740    217,342   (95,018)     266,064
Depreciation and amortization    55,062      7,180     1,117       63,359
Exploration expenses              1,570        -         398        1,968
Equity in PT Smelting income        -       (2,241)b     -         (2,241)
General and
 administrative expenses         16,936      2,317     1,496       20,749
                             ----------   --------  --------   ----------
Operating income             $   90,187   $    289  $ 27,217   $  117,693
                             ==========   ========  ========   ==========
Interest expense, net        $   33,690   $  6,754  $  9,491   $   49,935
                             ==========   ========  ========   ==========
Provision for income taxes   $   23,122   $  1,464  $ 15,887   $   40,473
                             ==========   ========  ========   ==========
Capital expenditures         $   56,272   $  7,181  $    132   $   63,585
                             ==========   ========  ========   ==========
Total assets                 $3,332,880c  $680,661d $ 10,927   $4,024,468
                             ==========   ========  ========   ==========

a.   Includes PT Freeport Indonesia sales to PT Smelting totaling
     $90.6 million in 2001 and $70.5 million in 2000.

b.   Includes effect of deferral of intercompany profits  on  25 percent of PT Freeport Indonesia's sales to PT Smelting that are still in PT Smelting's inventory at quarter end, totaling $1.2 million in 2001 and $(4.0) million in 2000.
c. Includes PT Freeport Indonesia's trade receivables with PT Smelting totaling $15.8 million at March 31, 2001 and $11.2 million at March 31, 2000.
d. Includes PT Freeport Indonesia's equity investment in PT Smelting totaling $53.7 million at March 31, 2001 and $74.0 million at March 31, 2000.

6.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first three months of 2001 and 2000 was 3.3 to 1 and 2.3 to 1, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

                      ----------------------
                             Remarks

The information furnished herein should be read in conjunction with FCX's financial statements contained in its 2000 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.




               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of
Freeport-McMoRan Copper & Gold Inc.:


      We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware corporation) as of March 31, 2001, and the related statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31,
2000, and the related statements of income, cash flows and stockholders' equity for the year then ended (not presented herein), and, in our report dated January 18, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                     ARTHUR ANDERSEN LLP


New Orleans, Louisiana
April 18, 2001

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

OVERVIEW
We operate through our majority-owned subsidiaries, PT Freeport Indonesia and PT Irja Eastern Minerals (Eastern Minerals), and through Atlantic Copper, S.A. (Atlantic Copper), our wholly owned subsidiary. PT Freeport Indonesia also has a 25 percent interest in PT Smelting, an Indonesian company that operates a copper smelter and refinery in Gresik, Indonesia. In addition to the PT Freeport Indonesia and Eastern Minerals exploration activities, we conduct other mineral exploration activities in Irian Jaya (Papua), Indonesia pursuant to joint venture and other arrangements. The results of operations reported and summarized below are not necessarily indicative of future operating results.

     Summary comparative results for the first-quarter periods follow (in millions, except per share amounts):

                                                   First
                                                  Quarter
                                              ---------------
                                               2001     2000
                                              ------   ------
Revenues                                      $447.1   $467.6
Operating income                               165.6    117.7
Net income applicable to common stock           38.0      9.2
Diluted net income per share of common stock    0.26     0.06

     Our  consolidated  revenues include PT Freeport  Indonesia's sale of copper concentrates, which also contain significant amounts of gold, and the sale by Atlantic Copper of copper anodes, cathodes, wire and wire rod. Our revenues and net income vary significantly with fluctuations in the market prices of copper and gold and other factors. At various times, in response to market conditions, we have entered into copper and gold price protection contracts for some portion of our expected future mine production to mitigate the risk of adverse price fluctuations. We currently have no copper or gold price protection contracts relating to our mine production other than our gold-denominated preferred stock. Based on PT Freeport Indonesia's projected share of 2001 copper sales (1.4 billion pounds), a $0.01 per pound change in the average price realized would have an approximate $14 million impact on our revenues and an approximate $7 million impact on our net income. A $5 per ounce change in the average price realized on PT Freeport Indonesia's share of projected 2001 gold sales (2.4 million ounces) would have an approximate $12 million impact on our revenues and an approximate $6 million impact on our net income.

     Our first-quarter 2001 consolidated revenues reflect higher copper and gold revenues at PT Freeport Indonesia offset by lower Atlantic Copper revenues. Atlantic Copper's gold sales in the first quarter of 2001 declined by nearly 50 percent compared to the 2000 quarter and it had no copper anodes sales in the first quarter of 2001 as it prepared for a scheduled 27-day maintenance turnaround that began in late March 2001. Atlantic Copper's maintenance turnaround is expected to have a negative impact on our second-quarter 2001 sales volumes, revenues and production costs. First-quarter 2001 revenues include reductions of $2.4 million ($1.2 million to net income or $0.01 per share) for adjustments to December 31, 2000 "open" concentrate sales, while first-quarter 2000 revenues were increased by $9.4 million ($4.6 million to net income or $0.03 per share) for adjustments to December 31, 1999 open concentrate sales.

     Consolidated cost of sales for 2001 were $66.8 million lower compared with the 2000 quarter largely because of lower unit costs at PT Freeport Indonesia and lower overall costs at Atlantic Copper resulting from lower sales volumes. Contributing to the lower PT Freeport Indonesia costs were weaker foreign currencies, the fourth-quarter 2000 change in PT Freeport Indonesia's estimated ratio of waste rock to ore over the life of the mine and implementation of operating initiatives in 2000 designed to improve processes and reduce costs.

     From time to time we enter into foreign currency contracts to hedge our projected operating costs denominated in foreign currencies. On January 1, 2001, the accounting for these types of hedging contracts changed (see Note 2). Prior to January 1, 2001, our foreign currency forward contracts did not qualify for hedge accounting and all changes in the market values of these contracts were recorded to earnings in the respective periods. As a result, our reported earnings prior to January 1, 2001 included the effects of changes in market value of all our foreign currency forward contracts, including open contracts, which were significant. The first quarter of 2000 included charges to production costs totaling $6.0 million for changes in market value of foreign currency forward contracts, most of which would have been charged to other comprehensive income under the new accounting rules we adopted on January 1, 2001.

     The change in the amount we recorded for our equity interest in PT Smelting ($2.5 million net loss in 2001 and $2.2 million net income in 2000) was primarily caused by adjustments to deferred profits on 25 percent of PT Freeport Indonesia's copper concentrate sales to PT Smelting. General and administrative expenses during the first quarter of 2001 were $6.3 million lower than during the 2000 period when we recorded a $6.0 million charge for a contribution commitment to support small business development programs within Irian Jaya (Papua) and a $0.8 million charge for personnel severance costs, partly offset by a $1.5 million reversal of costs for stock appreciation rights. Our effective tax rate for the first quarter of 2001 was 50 percent compared with an effective rate of 59 percent in the first quarter of 2000. The lower effective rate for the first quarter of 2001 primarily reflects the impact of higher income at PT Freeport Indonesia.

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

                                               First
                                              Quarter
                                          ---------------
                                           2001     2000
                                          ------   ------
Mining and exploration                    $172.2   $ 90.2
Smelting and refining                       (3.1)     0.3
Intercompany eliminations and other         (3.5)    27.2
                                          ------   ------
FCX operating income a                    $165.6   $117.7
                                          ======   ======

a.  Profits  on PT Freeport Indonesia's sales to Atlantic  Copper and 25 percent of PT Freeport Indonesia's sales to PT Smelting are deferred until the final sale to third parties has occurred. Changes in the amount of these deferred profits impacted operating income by $(0.1) million in 2001 and $35.3 million in 2000. Our consolidated quarterly earnings fluctuate depending on the timing and prices of these sales.

MINING AND EXPLORATION
A summary of increases (decreases) in PT Freeport Indonesia revenues between the periods follows (in millions):

                                                       First
                                                      Quarter
                                                      -------
PT Freeport Indonesia revenues - prior year period     $307.5
Increases (decreases):
  Sales volumes:
    Copper                                               20.9
    Gold                                                 57.8
  Price realizations:
    Copper                                                2.3
    Gold                                                (17.1)
  Adjustments,  primarily for copper  pricing            (3.9)
    on prior year open sales
  Treatment charges, royalties and other                 (7.5)
                                                       ------
PT Freeport Indonesia revenues - current year period   $360.0
                                                       ======

PT Freeport Indonesia's first-quarter 2001 revenues benefited from a 9 percent increase in copper sales volumes and a 45 percent increase in gold sales volumes. Gold realizations in the first quarter of 2001 were nearly $27 an ounce lower than first-quarter 2000 realizations. Treatment charges in total were higher in the first quarter of 2001 primarily because of the higher sales volumes while unit cost for treatment remained about the same as in the prior year. Royalties were $2.4 million higher in the first quarter of 2001 compared with the 2000 period, primarily because of higher gold sales.

      PT Freeport Indonesia has commitments from various parties, including Atlantic Copper and PT Smelting, to purchase virtually all of its estimated 2001 production at market prices. Net of Rio Tinto's interest, PT Freeport Indonesia's share of sales for the second quarter of 2001 is projected to approximate 385 million pounds of copper and 700,000 ounces of gold. PT Freeport Indonesia's share of sales for 2001 is projected to approximate
1.4 billion pounds of copper and 2.4 million ounces of gold. Projected 2001 gold sales reflect the expectation of higher average gold ore grades compared to 2000.

     PT Freeport Indonesia's concentrate sales agreements, with regard to copper, provide for provisional billings at the time of shipment with final pricing settlement generally based on the average London Metal Exchange (LME) price for a specified future month. Copper revenues on provisionally priced open pounds are adjusted monthly based on then-current forward prices. At March 31, 2001, we had consolidated copper sales totaling 198.5 million pounds recorded at an average price of $0.75 per pound remaining to be finally priced. Approximately 90 percent of these open pounds are expected to be finally priced during the second quarter of 2001 with the remaining pounds to be priced during the third quarter of 2001. A one cent movement in the average price used for these open pounds would have an approximate $1 million impact on our 2001 net income.

     At times PT Freeport Indonesia has entered into derivative contracts to manage certain risks resulting from fluctuations in commodity prices. During the first-quarter of 2001 and as of March 31, 2001, PT Freeport Indonesia did not have any price protection programs in place for its copper and gold sales other than its gold-denominated preferred stock. As conditions warrant, PT Freeport Indonesia may enter into new contracts for its future sales. During the first quarter of 2000 PT Freeport Indonesia entered into forward copper sales contracts to fix the price at $0.85 per pound on approximately 50 percent of its December 31, 1999 open concentrate sales. We recorded $6.9 million of additional revenues in the first quarter of 2000 from these forward sales.

PT Freeport Indonesia Operating Results

                                                 First Quarter
                                               ------------------
                                                2001       2000
                                               -------    -------
PT Freeport Indonesia, Net of Rio Tinto's Interest
Copper
  Production (000s of recoverable pounds)      377,100    308,500
  Sales (000s of recoverable pounds)           333,400    305,900
  Average realized price                          $.77       $.76
Gold
  Production (recoverable ounces)              730,900    447,300
  Sales (recoverable ounces)                   644,700    444,200
  Average realized price                       $261.54    $288.10

Gross profit per pound of copper (cents):
Average realized price                            76.8       76.1
                                                 -----      -----
Production costs:
  Site production and delivery                    34.8 a     47.4 a
  Gold and silver credits                        (51.7)     (43.2)
  Treatment charges                               18.0       18.1
  Royalty on metals                                1.9        1.3
                                                 -----      -----
    Cash production costs                          3.0       23.6
  Depreciation and amortization                   18.0       18.0
                                                 -----      -----
    Total production costs                        21.0       41.6
                                                 -----      -----
Adjustments, primarily for copper pricing on
  prior year open sales                           (0.6)       0.7
                                                 -----      -----
Gross profit per pound of copper                  55.2       35.2
                                                 =====      =====

PT Freeport Indonesia, 100% Operating
Statistics
Ore milled (metric tons per day)               229,600    231,600
Copper grade (percent)                            1.13        .94
Gold grade (grams per metric ton)                 1.68        .99
Recovery rate (percent)
  Copper                                          89.1       85.6
  Gold                                            87.8       84.8
Copper (000s of recoverable pounds)
  Production                                   434,900    360,700
  Sales                                        384,900    358,100
Gold (recoverable ounces)
  Production                                   946,000    557,000
  Sales                                        833,000    551,000

a.  Net of deferred mining costs totaling $8.4 million  (2.5
    cents  per  pound)  in the first quarter  of  2001.   The  first
    quarter of 2000 included $7.3 million (2.4 cents per pound) for recaptured deferred mining costs.

     PT Freeport Indonesia's first-quarter 2001 production benefited from higher grades and recovery rates when compared with the prior-year period. First-quarter 2001 copper grades were 20 percent higher than the prior-year and gold grades were 70 percent higher. Gold recovery rates reached a record quarterly average of 87.8 percent reflecting recovery initiatives achieved at the mill and high-recovery ore processed during the quarter. As previously reported, gold grades during the first three quarters of 2000 were uncharacteristically low in the Grasberg pit and the gold grades in the first quarter of 2001 reflect a continuation of the improved grades mined during the fourth quarter of 2000. First-quarter 2001 production exceeded sales primarily because of weather-related shipping delays, but second-quarter scheduled shipments are expected to exceed first-quarter sales and second-quarter production.

     Unit site production and delivery costs in the first quarter of 2001 averaged $0.35 per pound of copper, $0.12 per pound lower than the $0.47 reported in the first quarter of 2000, primarily because of higher sales volumes, weaker foreign currencies, the previously reported change in the estimated ratio of waste rock to ore over the life of the mine and implementation of operating initiatives introduced in 2000 designed to improve processes and reduce costs. Gold credits of $0.52 per pound in the 2001 quarter were higher when compared with the 2000 quarter level of $0.43 per pound because of higher gold ore grades and sales. Royalties totaled $6.3 million in the first quarter of 2001 and $3.9 million in the first quarter of 2000.

    We conduct the majority of our operations in Indonesia and Spain where our functional currency is the U.S. dollar. All of our revenues are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in Indonesian rupiahs, Australian dollars or Spanish pesetas/euros. Generally, our results are positively affected when the U.S. dollar strengthens against these foreign currencies and adversely affected when the U.S. dollar weakens against these foreign currencies.

     Since 1997, the Indonesian rupiah/U.S. dollar exchange rate has been volatile. One U.S. dollar was equivalent to 10,415 rupiahs at March 31, 2001 and 9,215 rupiahs at December 31, 2000. PT Freeport Indonesia recorded losses totaling $0.5 million during the first quarter of 2001 and $0.3 million during the first quarter of 2000 related to its rupiah-denominated net assets. Operationally PT Freeport Indonesia has benefited from a weakened rupiah currency, primarily through lower labor costs. At estimated annual aggregate rupiah payments of 800 billion and a March 31, 2001 exchange rate of 10,415 rupiahs to one U.S. dollar, a one-thousand-rupiah increase in the exchange rate would result in an approximate $7 million decrease in annual operating costs and a one-thousand-rupiah decrease in the exchange rate would result in an approximate $8 million increase in annual operating costs.

     In April 2000 PT Freeport Indonesia entered into foreign currency forward contracts to hedge a portion of its aggregate anticipated Australian dollar payments for the remainder of 2000 and for 2001. As of March 31, 2001, these contracts hedge 72.0 million of Australian dollar payments through December 2001, or approximately 50 percent of aggregate projected 2001 Australian dollar payments at an average exchange rate of $0.58 to one Australian dollar. The exchange rate was $0.49 to one Australian dollar at March 31, 2001. Each $0.01 change in the U.S. dollar/Australian dollar exchange rate impacts the market value of these contracts by approximately $0.7 million. In July 2000, PT Freeport Indonesia entered into foreign currency forward contracts to hedge a portion of its aggregate projected April through July 2001 Indonesian rupiah payments. The contracts hedge 60 billion of rupiah payments during the period covered at an exchange rate of 10,000 rupiahs to one U.S. dollar. Each 1,000-rupiah change in the Indonesian rupiah/U.S. dollar exchange rate impacts the market value of these contracts by approximately $0.5 million. PT Freeport Indonesia recorded net realized losses to production costs related to matured Australian dollar contracts totaling $0.5 million in the first quarter of 2001. Our accounting treatment for these foreign currency forward contracts changed effective January 1, 2001 (see Note 2).

Exploration Activities
First-quarter  exploration efforts focused on  the  Guru  surface project, the underground Ertsberg Stockwork Zone and Grasberg Underground. Exploration drilling and a preliminary study of the Guru resource during the quarter concluded that open-pit mining appears promising and PT Freeport Indonesia continues to study the feasibility of this surface mineralization target for possible near-term development. As of March 31, 2001, five drilling rigs were operating from the surface and two from underground locations to explore and delineate the grades and geometry of the resource. Delineation drilling also continues at the Ertsberg Stockwork Zone adjacent to our DOZ ore deposit where underground production has recently begun, and the Grasberg Underground to define the extent of mineralization.

      Field exploration activities outside of our current mining operations area have been temporarily suspended pending the resolution of a number of regulatory and local community issues.

SMELTING AND REFINING

Impact of Smelter Treatment and Refining Charges
Our investment in smelters serves an important role in our concentrate marketing strategy. Approximately one-half of PT Freeport Indonesia's concentrate production is sold to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder is sold to other customers. Through downstream integration, we are able to achieve operating hedges for changes in treatment charges for smelting and refining PT Freeport Indonesia's copper concentrates. While low smelter treatment and refining charges adversely affect the operating results of our smelter operations, they benefit the operating results of our mining operations of PT Freeport Indonesia. Taking into account taxes and minority ownership interests, an equivalent change in rates would essentially offset in our consolidated operating results.

Atlantic Copper Operating Results

                                                First
                                               Quarter
                                          ------------------
                                           2001       2000
                                          -------    -------
Cash margin before hedging (in millions)     $8.6      $14.0
Operating loss (in millions)                $(0.7)     $(2.0)
Concentrate treated (metric tons)         205,500    244,700
Anode production (000s of pounds)         144,000    178,300
Cathode, wire rod and wire sales
  (000s of pounds)                        135,600    137,100
Gold sales in anodes and slimes (ounces)  108,200    211,200

     Atlantic Copper's cash margin before hedging, which is revenues less production costs, was $5.4 million lower in the 2001 quarter compared with the 2000 quarter primarily because of higher unit costs. Atlantic Copper's cathode cash production costs per pound of copper, before currency hedging, averaged $0.15 in the first quarter of 2001 compared with $0.12 in the first quarter of 2000. The increase in unit costs reflects the effects of lower production volumes and the start of a scheduled 27-day major maintenance turnaround in late March 2001. Projected turnaround costs of approximately $8 million are also expected to have a negative impact on Atlantic Copper's second-quarter 2001 operating results. The next scheduled major maintenance turnaround is not anticipated for another three years. Atlantic Copper's average treatment rates remained about the same for both quarters ($0.18 per pound), which is at historically low levels.

     Atlantic Copper recorded operating losses of $0.7 million for the first quarter of 2001 compared with losses of $2.0 million in the 2000 period. Atlantic Copper's first-quarter 2001 operating results reflect a $0.3 million loss on currency hedging contracts maturing during the quarter compared to a $6.0 million charge for currency hedging contracts in the first quarter of 2000. Under new accounting standards that became effective January 1, 2001 gains or losses on qualifying hedging contracts are recognized in earnings as the contracts are settled, with changes in fair value of open contracts reflected in Other Comprehensive Income, a component of stockholders' equity, until realized. In the first quarter of 2000, changes in the market value of all open currency contracts were recorded as losses during that quarter. Atlantic Copper recorded an $11.1 million charge to Other Comprehensive Income during the first quarter of 2001 for its currency hedging contracts that remained open as of March 31, 2001, reflecting a 5 percent decline in the Spanish peseta/euro exchange rate during the period (see below).

     Atlantic Copper had peseta/euro-denominated net monetary liabilities at March 31, 2001 totaling $58.7 million recorded at an exchange rate of 188.4 pesetas to one U.S. dollar or $0.88 per euro. The December 31, 2000 exchange rate was 178.8 pesetas to one U.S. dollar or $0.93 per euro. Adjustments to Atlantic
Copper's peseta/euro-denominated net liabilities to reflect changes in the exchange rate are recorded in other income and totaled gains of $3.1 million in the first quarter of 2001 and $2.4 million in the first quarter of 2000.

     At estimated annual peseta/euro payments of 15 billion pesetas/90 million euros and a March 31, 2001 exchange rate of
188.4 pesetas to one U.S. dollar or $0.88 per euro, a 10-peseta/$0.06 increase or decrease in the exchange rate would result in an approximate $4 million change in annual costs, before any hedging effects.

     As part of refinancing its debt in June 2000, Atlantic Copper was required to significantly expand its program to hedge anticipated peseta/euro-denominated operating costs. At March 31, 2001, Atlantic Copper had contracts to purchase 27.5 billion pesetas/165.1 million euros at an average exchange rate of 163.1 pesetas per one U.S. dollar or $1.02 per euro through December 2003. These contracts currently hedge approximately 50 percent of Atlantic Copper's projected 2001 peseta/euro disbursements and approximately 67 percent of Atlantic Copper's projected 2002 and 2003 euro disbursements. Each $0.01 change in the US$/euro exchange rate impacts the market value of these contracts by approximately $1.7 million. Our accounting treatment for these foreign currency forward contracts changed effective January 1, 2001 (see Note 2).

PT Smelting Operating Results

                                                    First Quarter
                                                    -------------
                                                    2001     2000
                                                    -----   -----
                                                    (in millions)
PT Freeport Indonesia sales to PT Smelting          $90.6   $70.5
                                                    =====   =====

PT Freeport Indonesia share of net losses           $ 1.3   $ 1.8
PT Freeport Indonesia profits deferred (recognized)   1.2    (4.0)
                                                    -----   -----
     Equity in PT Smelting (income) losses          $ 2.5   $(2.2)
                                                    =====   =====

     PT Freeport Indonesia accounts for its 25 percent interest in PT Smelting under the equity method and provides PT Smelting with nearly all of its concentrate requirements. PT Smelting operated slightly above its full design capacity of 200,000 metric tons of copper per year during the first quarter of 2001. Concentrate treated during the first quarter of 2001 totaled
161,700 metric tons, a 37 percent increase compared to the amounts treated in the year-ago quarter when operations were still ramping up. PT Smelting shut down the smelter, as planned, at the end of March 2000 for the tie-in of a new third anode furnace as well as for planned maintenance. The smelter restarted at the end of April 2000. First-quarter 2001 anodes production increased by nearly 50 percent and cathodes production increased by over 60 percent when compared to the year-ago period, resulting in a 65 percent increase in PT Smelting's cathodes sales in the 2001 quarter over the 2000 quarter. The higher production levels in 2001 benefited PT Smelting's cathode cash production costs per pound of copper which decreased to
$0.11  in  the  2001  quarter compared with  $0.12  in  the  2000 quarter.

    Our  revenues  include PT Freeport Indonesia's  sales  to  PT
Smelting,  but we defer recognizing profits on 25 percent  of  PT
Freeport Indonesia sales to PT Smelting that are still in PT Smelting's inventory at the end of the period. The effect of changes in these deferred profits was a charge of $1.2 million in the first quarter of 2001 compared with the recognition of $4.0 million of those profits in the first quarter of 2000.

OTHER FINANCIAL RESULTS
The FCX/Rio Tinto joint ventures incurred $3.5 million of exploration costs in the 2001 quarter, compared with $2.8 million in the 2000 first quarter. We reported $2.1 million of exploration expense in the first quarter of 2001 for our share of these exploration costs. All costs in the joint venture areas are now being shared 60 percent by us and 40 percent by Rio Tinto.

     First-quarter 2001 general and administrative expenses of $14.4 million were $6.3 million lower than the $20.7 million reported in the 2000 quarter. The 2000 period included a $6.0 million charge for contribution commitments to support small business development programs within Irian Jaya (Papua) and a $0.8 million charge for personnel severance costs, partly offset by a $1.5 million reversal of costs for stock appreciation rights because of a decrease in our stock price during the first quarter of 2000.

     Our total interest cost (before capitalization) was $50.4 million in the 2001 quarter, slightly lower than the $51.3 million incurred in the 2000 quarter. We capitalized $2.0 million of interest costs in the first quarter of 2001 and $1.3 million of interest costs in the first quarter of 2000.

     Our effective tax rate was 50 percent for the first quarter of 2001 and 59 percent for the first quarter of 2000. PT
Freeport Indonesia's Contract of Work provides a 35 percent corporate income tax rate and a withholding tax rate of 10 percent (based on the tax treaty between Indonesia and the United States) on dividends and interest paid to us by PT Freeport Indonesia. No income taxes are recorded at Atlantic Copper, which is subject to taxation in Spain, because it has not generated significant taxable income in recent years and has substantial tax loss carryforwards for which no financial statement
benefit  has  been provided.   Additionally,  we  only
receive a small U.S. tax benefit on costs incurred by our parent company because it has no U.S.-sourced income. As a result, our effective tax rate varies with the level of earnings at PT Freeport Indonesia, Atlantic Copper and the parent company. The lower effective tax rate for the first quarter of 2001 primarily reflects the impact of higher income at PT Freeport Indonesia.

CAPITAL RESOURCES AND LIQUIDITY
Net cash provided by operating activities was $105.5 million for the first quarter of 2001, compared with $145.6 million for the 2000 period. Net cash used in investing activities totaled $34.7 million in the 2001 period, compared with $63.6 million in the 2000 period, primarily for PT Freeport Indonesia capital expenditures. Net cash used in financing activities totaled $67.3 million (including $53.0 million in net debt repayments) in 2001 compared with $83.5 million in 2000.

Operating Activities
Higher net income in 2001 was offset by an increase in deferred mining costs and working capital changes in the first quarter of 2001, resulting in a decrease in operating cash flow of $40.1 million, to $105.5 million, from the year-ago period. The $38.7 million net increase in working capital for the first quarter of 2001 primarily reflects an increase in accounts receivable because of the timing of shipments and the timing of payments to Rio Tinto for their share of joint venture cash flows. The net decrease in working capital for the first quarter of 2000 primarily reflects the collection of accounts receivable and an increase in accounts payable and accrued liabilities partly offset by income tax payments.

Investing Activities
Our first-quarter 2001 capital expenditures were lower compared to the 2000 period primarily because we paid for previously purchased mine equipment in the first quarter of 2000. Our capital expenditures for 2001 are expected to total approximately $215 million, including $40 million for continued development of the Deep Ore Zone underground ore body, which started production in 2000 and is ramping up to full production of 25,000 metric tons of ore per day by 2004. Capital expenditure funding is expected to be provided by operating cash flow.

Financing Activities
In response to volatile copper and gold markets, in early 1998 we initiated a concentrated effort to reduce our costs and enhance
our   production.   Our  overall  strategy  remains  focused   on
optimizing  the performance of our mining and milling  facilities
so  that  we  can achieve higher sales levels at low  costs.   PT
Freeport Indonesia implemented a number of initiatives in 2000 designed to further improve operating processes, reduce costs and, thereby, enhance cash flow. We believe our large-scale, low-cost
operations   will  generate  significant  operating  cash   flows
even if the current low commodity price environment were to prevail for an extended period.

    We used available operating cash flows to repay $53.0 million of debt in the first quarter of 2001 and we expect to generate sufficient operating cash flows to meet our remaining scheduled debt and commodity preferred maturities in 2001 (approximately $70 million after the $120.0 million repayment of the 9 3/4% Senior Notes on April 16, 2001). We have additional scheduled maturities of debt and commodity preferreds totaling approximately $200 million in 2002, excluding outstanding amounts under our $1.0
billion   credit  facility, which  is  scheduled   to  mature  in
December  2002.   As  of  April  17, 2001,  $795.0   million  was
outstanding under our $1.0 billion credit facility.

      We guarantee a $254.0 million loan to PT Nusamba Mineral Industri (Nusamba), as discussed in our Form 10-K for the year ended December 31, 2000, which matures in March 2002. Based on current market conditions, we may be required to perform under the guarantee. Should we be required to honor our guarantee, we would anticipate satisfying the amounts due either through our available resources, including availability under our $1.0 billion credit facility; through a negotiation with the Nusamba bank group or through external financing. We also agreed to lend Nusamba any amounts necessary to cover shortfalls between the interest payments on the loan and dividends received by Nusamba on the PT Indocopper Investama stock. At March 31, 2001, we had
loaned $57.9 million to Nusamba for  this  purpose.   The  amount
of any future  shortfalls  will depend   primarily  on  the level
of PT Freeport Indonesia's dividends to PT Indocopper Investama. Once the total of the guaranteed loan and the amounts we have subsequently loaned to Nusamba reach the original purchase price ($315 million) of Nusamba's acquisition of its interest in PT Indocopper Investama, we will charge any additional amounts we loan to Nusamba to expense, which we expect to occur beginning in the second quarter of 2001.

      Our $1.0 billion credit facility matures in December 2002, and we have approximately $500.0 million in long-term debt and commodity preferred maturities in 2003, based on March 31, 2001 gold and silver prices. We are currently discussing with our commercial bank group refinancing options for our significant maturities scheduled for 2002 and 2003, including a possible extension of the $1.0 billion credit facility under revised terms. The market for syndicated bank loans has tightened considerably in recent months. Given the political and economic uncertainties affecting Indonesia, an extension of the maturity of our credit facility, or any refinancing of that facility and other components of our long-term debt could result in higher financing costs,
scheduled   maturity   requirements  and  restrictions   on   our
financial management and flexibility, including purchases of our common stock and distributions to equity holders. We continue to consider alternatives for financing our maturing obligations; however, the specific course of action we may take in this regard is currently uncertain.

     In June 2000, our Board of Directors authorized a 20-million-share increase in our open market share purchase program, bringing the total shares approved for purchase under this program to 80 million. During the first quarter of 2001, we purchased 0.2 million of our shares for $1.6 million, $8.35 per share. During the first quarter of 2000, we acquired 3.5 million of our shares for $60.6 million (an average of $17.17 per share). From inception of these programs in July 1995 through April 17, 2001, we have purchased a total of 70.7 million shares for $1.24 billion (an average of $17.53 per share) and approximately 9.3 million shares remain available under the program. The timing of future purchases is dependent upon many factors, including the price of common shares, our business and financial position, and general economic and market conditions.

DEVELOPMENTS IN INDONESIA
In Indonesia, political conflict, security issues and economic pressures mounted during early 2001 as President Wahid struggled to maintain control. President Wahid appeared before the DPR (House of Representatives) in February in connection with allegations of involvement in two financial scandals, prompting numerous calls for his resignation. There have been recent reports that discussions are under way involving a political compromise to address the shortcomings of the Wahid government. ExxonMobil's decision to close its liquefied natural gas (LNG) operations in Aceh, Indonesia for safety purposes during the quarter also negatively impacted public perception of the Wahid government and the country's economic picture. The ExxonMobil Arun gas field is a critical asset for Indonesia, representing about 40 percent of Indonesia's LNG export earnings. It is also an important asset for ExxonMobil, representing approximately 7 percent of its global natural gas output.

      The new U.S. administration made strong statements in support of its commitment to continue to assist Indonesia in its democratic transition, recognizing the importance of Indonesia to the global community and the interests of the U.S. The U.S. and other developed nations continue to make clear public statements supporting Indonesia's territorial integrity.

       On the economic front, rising local interest rates, inflationary pressures, a weakened currency and delays in the release of funds from the International Monetary Fund negatively impacted the country's economic position. After growing by nearly 5 percent in 2000, the outlook for 2001 is uncertain. Some analysts expect a reduction in exports to reduce growth to 3-4 percent. Indonesia's performance is the best in the region (primarily because of high oil prices) and the country's target is 4.5-5.5 percent growth in 2001.

      PT Freeport Indonesia's area of operation remains peaceful as PT Freeport Indonesia continues to work with the local people in a positive way. There were isolated incidents of violence in parts of Irian Jaya (Papua), but these occurred long distances from PT Freeport Indonesia's operating area. In late March, the Indonesian and Australian governments announced a cooperative program to boost the Irian Jaya (Papua) economy, including construction of a cement plant potentially using tailings from PT Freeport Indonesia. The World Bank recently announced $2.2 million in financial aid to the province and the Ministry of National Education inaugurated the new Papua State University in Manokwari. The central and local governments continue to work together on a regional autonomy plan although little progress has been accomplished in large part because of the political issues facing the Wahid government.

      The rupiah weakened significantly during the first quarter, reaching a two-year low of 11,000 rupiahs to one U.S. dollar in March and approximating 10,800 rupiahs to one U.S. dollar on April 17, 2001. Since the beginning of the year, the rupiah has declined by approximately 20 percent as a result of the uncertain political and social situation.

CAUTIONARY STATEMENT
Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our performance in the future. Forward-looking statements are all statements other than historical facts, such as those regarding anticipated sales volumes, ore grades, commodity prices, capital expenditures, debt repayments, political, economic and social conditions in our areas of operations, treatment charge rates, exploration efforts and results, the availability of financing, Atlantic Copper turnaround costs and PT Smelting operating levels. We caution you that these statements are not guarantees of future performance, and our actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include unanticipated declines in the average grades of ore mined, unanticipated milling and other processing problems, labor relations, weather conditions, the speculative nature of mineral exploration, fluctuations in interest rates and other adverse financial market conditions, and other factors described in more detail under the heading "Cautionary Statements" in our Form 10-K for the year ended December 31, 2000.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.
Yosefa Alomang v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-9962 (Orleans Civ. Dist. Ct. La. Filed June 19, 1996). The plaintiff alleged environmental, human rights and social/cultural violations in Indonesia and seeks unspecified monetary damages and other equitable relief. In March 2000, the Civil District Court for the Parish of Orleans, State of Louisiana, granted our exception of no cause of action and dismissed the entire case with prejudice. The plaintiff has appealed to the Louisiana Fourth Circuit Court of Appeal, which is expected to hear oral arguments in the third quarter of 2001. We will continue to defend this action vigorously.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a)  Our Annual Meeting of Stockholders was held May 3,
2001 (the Annual Meeting). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     (b) At the Annual Meeting Robert J. Allison, Jr., R. Leigh Clifford, James R. Moffett, B. M. Rankin, Jr., J. Stapleton Roy and J. Taylor Wharton were elected to serve until the 2004 Annual Meeting of Stockholders. In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting:
Robert W. Bruce III, R. Leigh Clifford, Robert A. Day, Gerald J. Ford, H. Devon Graham, Jr., Oscar Y. L. Groeneveld, J. Bennett Johnston, Bobby Lee Lackey and Gabrielle K. McDonald.

     (c)  At the Annual Meeting, holders of FCX's Class A
Common Stock and the FCX's Preferred Stock, voting as a class, elected one director with the number of votes cast for or withheld from the nominee as follows:

Name                     For                 Withheld
----                     ---                 --------
R. Leigh Clifford     51,055,284             2,575,851

     At the Annual Meeting, holders of shares of FCX's Class B
Common Stock elected five directors with the number of votes cast for or withheld from each nominee as follows:

Name                     For                Withheld
----                     ---                --------
Robert J. Allison,Jr. 65,560,468           14,558,850
James R. Moffett      60,329,302           19,790,016
B. M. Rankin, Jr.     65,523,455           14,595,863
J. Stapleton Roy      65,517,109           14,602,209
J. Taylor Wharton     65,537,660           14,581,658

With respect to the election of directors, there were no abstentions or broker non-votes.

     At the Annual Meeting, holders of Class A and Class B Common Stock also voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP to act as the independent auditors to audit our and our subsidiaries' financial statements for the year 2001. Holders of 127,946,925 shares voted for, holders of 4,170,950 shares voted against and holders of 530,386 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

     At the Annual Meeting, holders of Class A and Class B
Common Stock voted on and approved a stockholder proposal requesting that the board of directors take steps to eliminate the classification of our board. Holders of 62,292,641 shares (53.93% of the votes cast) voted for, holders of 51,916,419 shares (44.94% of the votes cast) voted against and holders of 1,305,916 shares (1.13% of the votes cast) abstained from voting on, the proposal. There were broker non-votes consisting of 17,133,285 shares with respect to this proposal.

     At the Annual Meeting, holders of the Class A and Class B Common Stock voted on and failed to pass a stockholder proposal requesting that the board of directors take steps to permit stockholders to elect advisors to the Company's compensation committee. The proposal failed to pass because it received less than a majority of the votes cast for the proposal. Holders of 7,440,318 shares (6.44% of the votes cast) voted for, holders of 106,041,578 shares (91.80% of the votes cast) voted against and holders of 2,033,080 shares (1.76% of the votes cast) abstained from voting on, the proposal. There were broker non-votes consisting of 17,133,285 shares with respect to this proposal.

Item 6.   Exhibits and Reports on Form 8-K.
         (a)   The exhibits to this report are listed
               in the Exhibit Index beginning on Page E-1 hereof.
         (b) During the quarter for which this report is filed, the registrant filed one Current Report on Form 8-K dated January 2, 2001, reporting information under
               Item 5.

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

Date:  May 7, 2001

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

4.9  Form    of    Gold-Denominated   II   Depositary    Receipt.
     Incorporated  by reference to Exhibit 4.3 to  the  FCX  1994
     First Quarter Form 10-Q.

                Freeport-McMoRan Copper & Gold Inc.
                         EXHIBIT INDEX

Exhibit
Number                               Description
-------                              -----------
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

                Freeport-McMoRan Copper & Gold Inc.
                         EXHIBIT INDEX

Exhibit
Number                               Description
-------                              -----------
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

      Executive  Compensation  Plans and  Arrangements  (Exhibits
10.11 through 10.34)

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
     Form 10-K.

10.16 FCX 1995 Stock Option Plan. Incorporated by reference to Exhibit 10.13 to the FCX 1996 Form 10-K.

               Freeport-McMoRan Copper & Gold Inc.
                         EXHIBIT INDEX

Exhibit
Number                               Description
-------                              -----------
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

10.29 Supplemental Agreement between FMS and B.  M.  Rankin,
     Jr.  dated  February 5, 2001.  Incorporated by reference  to
     Exhibit 10.29 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2000.

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

10.34 Supplemental  Letter  Agreement  dated  May  17,  2000 between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.35 of the FCX 2000 Second Quarter Form 10-Q.

15.1 Letter dated April 18, 2001 from Arthur Andersen LLP regarding unaudited interim financial statements.