Form 10-Q
period 2001-06-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2001-07-30
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended June 30, 2001



                Commission File Number: 1-9916



              Freeport-McMoRan Copper & Gold Inc.



Incorporated in Delaware                 74-2480931
                             (IRS Employer Identification No.)


      1615 Poydras Street, New Orleans, Louisiana  70112


Registrant's telephone number, including area code: (504) 582-4000





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

On June 30, 2001, there were issued and outstanding 55,459,026 shares of the registrant's Class A Common Stock, par value $0.10 per share, and 88,514,099 shares of its Class B Common Stock, par value $0.10 per share.


               FREEPORT-McMoRan COPPER & GOLD INC.

                        TABLE OF CONTENTS


                                                          Page
Part I.  Financial Information

  Financial Statements:

     Condensed Balance Sheets                               3

     Statements of Operations                               4

     Statements of Cash Flows                               5

     Notes to Financial Statements                          6

  Remarks                                                  10

  Report of Independent Public Accountants                 11

  Management's  Discussion and  Analysis  of  Financial
     Condition and Results of Operations                   12

Part II.  Other Information                                24

Signature                                                  24

Exhibit Index                                              E-1

                FREEPORT-McMoRan COPPER & GOLD INC.
                  PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

               FREEPORT-McMoRan COPPER & GOLD INC.
               CONDENSED BALANCE SHEETS (Unaudited)

                                                   June 30,       December 31,
                                                     2001             2000
                                                  ----------       ----------
                                                         (In Thousands)
ASSETS
Current Assets:
  Cash and cash equivalents                       $   14,946       $    7,968
  Accounts receivable                                174,070          149,085
  Inventories                                        383,984          400,607
  Prepaid expenses and other                           4,550           11,462
                                                  ----------       ----------
     Total current assets                            577,550          569,122
Property, plant and equipment, net                 3,215,909        3,248,710
Investment in PT Smelting                             53,334           56,154
Other assets                                          81,186           76,755
                                                  ----------       ----------
Total assets                                      $3,927,979       $3,950,741
                                                  ==========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities        $  307,749       $  313,208
  Current portion of long-term debt and
     short-term borrowings                           113,359          202,294
  Unearned customer receipts                          72,649           28,688
  Rio Tinto share of joint venture cash flows         39,079           78,706
  Accrued income taxes                                33,729           11,016
                                                  ----------       ----------
     Total current liabilities                       566,565          633,912
Long-term debt, less current portion:
  FCX and PT Freeport Indonesia credit facilities    754,000          760,000
  Senior notes                                       450,000          450,000
  Infrastructure asset financings                    400,723          457,673
  Atlantic Copper debt                               225,355          246,727
  Equipment and other loans                           69,534           73,331
Accrued postretirement benefits
  and other liabilities                              120,274          112,831
Deferred income taxes                                641,477          599,536
Minority interests                                   131,536          103,795
Redeemable preferred stock                           475,005          475,005
Stockholders' equity                                  93,510           37,931
                                                  ----------       ----------
Total liabilities and stockholders' equity        $3,927,979       $3,950,741
                                                  ==========       ==========

The accompanying notes are an integral part of these financial statements.

               FREEPORT-McMoRan COPPER & GOLD INC.
               STATEMENTS OF OPERATIONS (Unaudited)

                                  Three Months Ended       Six Months Ended
                                       June 30,                 June 30,
                                 --------------------    --------------------
                                   2001        2000        2001        2000
                                 --------    --------    --------    --------
                                    (In Thousands, Except Per Share Amounts)
Revenues                         $538,259    $397,348    $985,346    $864,940
Cost of sales:
Production and delivery           266,744     253,284     461,194     519,348
Depreciation and amortization      78,319      54,328     146,448     117,687
                                 --------    --------    --------    --------
  Total cost of sales             345,063     307,612     607,642     637,035
Exploration expenses                2,420       1,841       4,471       3,809
Equity in PT Smelting losses          352       5,878       2,820       3,637
General and administrative
  expenses                         16,142      16,518      30,551      37,267
                                 --------    --------    --------    --------
  Total costs and expenses        363,977     331,849     645,484     681,748
                                 --------    --------    --------    --------
Operating income                  174,282      65,499     339,862     183,192
Interest expense, net             (41,393)    (49,813)    (89,830)    (99,748)
Other income (expense), net           (57)     (1,802)      3,120        (584)
                                 --------    --------    --------    --------
Income before income taxes and
     minority interests           132,832      13,884     253,152      82,860
Provision for income taxes        (72,408)    (18,252)   (133,023)    (58,725)
Minority interests in net income
  of consolidated subsidiaries    (15,007)     (4,808)    (27,608)    (14,580)
                                 --------    --------    --------    --------
Net income (loss)                  45,417      (9,176)     92,521       9,555
Preferred dividends                (9,125)     (9,437)    (18,190)    (18,927)
                                 --------    --------    --------    --------
Net income (loss) applicable to
  common stock                   $ 36,292    $(18,613)   $ 74,331    $ (9,372)
                                 ========    ========    ========    ========


Net income (loss) per share of common stock:
     Basic                          $0.25       $(.12)      $0.52       $(.06)
                                    =====       =====       =====       =====
     Diluted                        $0.25       $(.12)      $0.51       $(.06)
                                    =====       =====       =====       =====
Average common shares outstanding:
     Basic                        143,954     158,379     143,930     159,851
                                  =======     =======     =======     =======
     Diluted                      145,232     158,379     144,977     159,851
                                  =======     =======     =======     =======

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                STATEMENTS OF CASH FLOWS (Unaudited)
                                                     Six Months Ended June 30,
                                                     -------------------------
                                                       2001             2000
                                                     --------         --------
                                                           (In Thousands)
Cash flow from operating activities:
Net income                                           $ 92,521         $  9,555
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                       146,448          117,687
  Deferred income taxes                                42,086           13,575
  Equity in PT Smelting losses                          2,820            3,637
  Minority interests' share of net income              27,608           14,580
  Other, including deferred mining costs              (14,760)          14,795
  (Increases) decreases in working capital:
     Accounts receivable                              (28,255)          59,542
     Inventories                                       15,371          (16,295)
     Prepaid expenses and other                         6,861             (878)
     Accounts payable and accrued liabilities          12,214           80,522
     Rio Tinto share of joint venture cash flows      (35,796)         (12,264)
     Accrued income taxes                              23,706          (56,222)
                                                     --------         --------
  (Increase) decrease in working capital               (5,899)          54,405
                                                     --------         --------
Net cash provided by operating activities             290,824          228,234
                                                     --------         --------

Cash flow from investing activities:
PT Freeport Indonesia capital expenditures            (73,339)         (87,376)
Atlantic Copper capital expenditures                   (7,329)          (3,871)
Investment in PT Smelting                                 -             (5,717)
Other                                                   4,572           (6,442)
                                                     --------         --------
Net cash used in investing activities                 (76,096)        (103,406)
                                                     --------         --------

Cash flow from financing activities:
Proceeds from debt                                    103,758          368,538
Repayments of debt                                   (280,150)        (310,483)
Purchases of FCX common shares                         (3,436)        (122,358)
Cash dividends paid:
 Preferred stock                                      (18,265)         (18,980)
 Minority interests                                    (4,181)         (30,808)
Other                                                  (5,476)         (11,574)
                                                     --------         --------
Net cash used in financing activities                (207,750)        (125,665)
                                                     --------         --------
Net increase (decrease) in cash and cash equivalents    6,978             (837)
Cash and cash equivalents at beginning of year          7,968            6,698
                                                     --------         --------
Cash and cash equivalents at end of period           $ 14,946         $  5,861
                                                     ========         ========

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                   NOTES TO FINANCIAL STATEMENTS


1.   AMENDED BANK CREDIT FACILITIES
Freeport-McMoRan Copper & Gold Inc. (FCX) has commitments from all of the members in its bank group to amend its existing bank credit facilities to extend the maturities to December 2005 and to provide financing for any obligations FCX may have under its guarantee of PT Nusamba Mineral Industri's bank credit agreement. The amendment of the bank credit facilities is conditioned on FCX's sale of $300 million of convertible notes, the negotiation and execution of definitive agreements and satisfaction of other conditions.

2.   EARNINGS PER SHARE
FCX's basic net income (loss) per share of common stock was calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share of common stock was calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period plus the net effect of dilutive stock options and restricted stock. Dilutive stock options represented 1.0 million shares in the second quarter of 2001 and 0.7 million shares in the 2001 six-month period. Stock options representing less than 0.1 million shares in the second quarter of 2000 and 0.7 million shares in the 2000 six-month period that otherwise would have been considered dilutive were excluded from the diluted net income
(loss) per share calculation because of the net losses for those periods. Dilutive restricted stock totaled 0.3 million shares in the second quarter of 2001 and in the 2001 six-month period.

     Options excluded from the computation of diluted net income
(loss) per share of common stock because their exercise prices were greater than the average market price of the common stock during the respective periods totaled options for 11.3 million shares (average exercise price of $21.56 per share) in each of the 2001 periods and 11.8 million shares (average price of $21.47 per share)
in each of the 2000 periods.   Convertible preferred stock
outstanding was not included in the computation of diluted net income (loss) per share of common stock because doing so would have increased diluted net income per share of common stock or decreased diluted net loss per share of common stock. The preferred stock was convertible into 11.7 million shares of common stock, and the related accrued dividends totaled $6.1 million in the second quarters of 2001 and 2000, and $12.2 million in the 2001 and 2000 six-month periods.

3.   DERIVATIVE CONTRACTS
At times FCX and its subsidiaries have entered into derivative contracts to manage certain risks resulting from fluctuations in commodity prices (primarily copper and gold), foreign currency exchange rates and interest rates by creating offsetting market exposures. Effective January 1, 2001, FCX adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as subsequently amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation.

    Upon adoption of SFAS 133 on January 1, 2001, FCX recorded immaterial cumulative gain adjustments totaling $0.8 million to other income ($0.8 million to net income) to adjust the recorded values of PT Freeport Indonesia's and Atlantic Copper's (FCX's subsidiaries) foreign currency forward contracts to fair value and $0.8 million to revenues ($0.4 million to net income) to adjust the embedded derivatives in PT Freeport Indonesia's provisionally priced copper sales to fair value, as calculated under SFAS 133.
In addition, FCX recorded a cumulative effect net loss adjustment to other comprehensive income totaling $1.0 million for the fair value of Atlantic Copper's interest rate swaps on January 1, 2001.

    FCX has entered into derivative contracts in limited instances to achieve specific objectives. Currently, the objectives principally relate to managing risks associated with foreign currency, commodity prices and interest rate risks with Atlantic Copper's smelting operations, where certain derivative contracts are required under financing agreements. In addition, in response to volatility in the Indonesian rupiah and Australian dollar currencies, FCX has sought to manage certain foreign currency risks with PT Freeport Indonesia's mining operations. In the past, FCX entered into derivative contracts related to its exposure to copper and gold prices, but activities in this regard since 1997 have been limited to establishing fixed prices for open copper sales under PT Freeport Indonesia's concentrate sales contracts. FCX does not enter into derivative contracts for speculative purposes. A summary of FCX's outstanding derivative instruments at June 30, 2001 and a discussion of FCX's risk management strategies for those designated as hedges follow.

Commodity Price Protection Contracts
From time to time, PT Freeport Indonesia has entered into forward and option contracts to hedge the market risk associated with fluctuations in the prices of commodities it sells. The primary objective of these contracts has been to set a minimum price and the secondary objective is to retain market upside, if available at a reasonable cost. As of June 30, 2001, FCX had no price protection contracts relating to its mine production. FCX has outstanding gold- and silver-denominated redeemable preferred stock with dividends and redemption amounts determined by commodity prices. FCX elected to continue its historical accounting for its redeemable preferred stock indexed to commodities under the provisions of SFAS 133 which allow such instruments issued before January 1, 1998 to be excluded from those instruments required to be adjusted for changes in their fair values. Therefore, FCX's redeemable preferred stock is carried on its books at its original issue value less redemptions, and totaled $475.0 million at June 30, 2001.

    Certain of PT Freeport Indonesia's concentrate sales contracts allow for final pricing in future periods. Under SFAS 133, these pricing terms cause a portion of the contracts to be considered embedded derivatives which must be recorded at fair value. Prior to January 1, 2001, PT Freeport Indonesia adjusted the revenues from these provisionally priced sales based on then-current spot prices on or near each reporting date. Effective January 1, 2001, PT Freeport Indonesia began adjusting the revenues from these provisionally priced sales to reflect fair value based on forward prices for the final pricing periods on or near each reporting date. The impact of this change was to increase revenues by $0.8 million ($0.4 million to net income) on January 1, 2001. Changes in the fair value of these embedded derivatives are recorded in current period revenues.

    At June 30, 2001, Atlantic Copper had forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. Although these contracts provide a hedge against changes in copper prices, they do not qualify for hedge accounting under SFAS 133 because Atlantic Copper bases its hedging contracts on its net sales/purchases position and contracts to hedge a net position do not qualify for hedge accounting under SFAS 133. Atlantic Copper recorded gains (losses) to production costs totaling $1.1 million in the second quarter of 2001, $(0.4) million in the second quarter of 2000, $4.2 million in the first six months of 2001 and $(0.9) million in the first six months of 2000 related to its forward copper sales contracts. Atlantic Copper held forward copper sales contracts for
13.1 million pounds and the fair value of these contracts was a $0.5 million gain, which is recorded in accounts payable at June 30, 2001.

Foreign Currency Exchange Contracts
PT Freeport Indonesia and Atlantic Copper enter into foreign currency forward contracts to hedge the market risks of their forecasted costs denominated in a currency other than the U.S. dollar, their functional currency. The primary objective of these contracts is either to lock-in an exchange rate or to minimize the impact of adverse exchange rate changes. As of June 30, 2001, PT Freeport Indonesia had foreign currency forward contracts to hedge
48.0 million of its aggregate projected Australian dollar payments from July 2001 through December 2001, or approximately 50 percent of its aggregate projected remaining 2001 Australian dollar payments at an average exchange rate of $0.58 to one Australian dollar. PT Freeport Indonesia also had foreign currency forward contracts to hedge 698.7 billion of its aggregate projected Indonesian rupiah payments from July 2001 through December 2002, or approximately 50 percent of its projected remaining 2001 and 2002 rupiah payments at an average exchange rate of 12,296 rupiahs to one U.S. dollar. Atlantic Copper had foreign currency forward contracts to hedge 152.2 million of its projected euro payments from July 2001 through December 2003, or approximately 50 percent of its projected remaining 2001 peseta/euro payments and approximately 67 percent of its projected 2002 and 2003 euro payments at an average exchange rate of $1.02 per euro. The fair value of PT Freeport Indonesia's and Atlantic Copper's foreign currency contracts at June 30, 2001 totaled a loss of $27.8 million, of which $14.0 million was recorded in accrued liabilities and $13.8 million was recorded in other long-term liabilities.

    PT Freeport Indonesia and Atlantic Copper have designated their foreign currency forward contracts as cash flow hedges. FCX recorded losses to other comprehensive income for changes in the unrealized fair value of its foreign currency forward contracts totaling $6.1 million in the second quarter of 2001 and $19.8 million in the first six months of 2001. During the second quarter of 2001, PT Freeport Indonesia reclassed losses totaling $1.2 million ($0.6 million to net income) and Atlantic Copper reclassed losses totaling $1.0 million ($1.0 million to net income) from accumulated other comprehensive income to production costs for matured foreign currency forward contracts. For the first six months of 2001, PT Freeport Indonesia reclassed losses totaling $1.7 million ($0.8 million to net income) and Atlantic Copper reclassed losses totaling $1.3 million ($1.3 million to net income) from accumulated other comprehensive income to production costs for matured contracts. No hedge ineffectiveness was recorded for the outstanding contracts at June 30, 2001. Prior to 2001, PT Freeport Indonesia and Atlantic Copper recorded changes in the market value of their foreign currency forward contracts to production costs as incurred. Net gains (losses) charged to production cost for changes in market value of foreign currency forward contracts totaled $0.1 million for the second quarter of 2000 and $(5.9) million for the first six months of 2000.

Interest Rate Contracts
Atlantic Copper entered into interest rate swap contracts to manage exposure to interest rate changes on a portion of its variable-rate debt. The primary objective of these contracts is to lock-in an interest rate considered to be favorable. As of June 30, 2001, Atlantic Copper had interest rate swap contracts at an average interest rate of 6.7 percent on $66.7 million of financing, reducing quarterly through September 2003. Atlantic Copper has designated its interest rate swap contracts as cash flow hedges and no ineffectiveness is expected from these hedges. Atlantic Copper recognized additional interest costs of $0.1 million in the second quarter of 2001, and benefits of $0.1 million in the second quarter of 2000, $0.1 million in the first six months of 2001 and less than $0.1 million in the first six months of 2000 related to its interest rate swap contracts. FCX's other comprehensive income for the first six months of 2001 included a $1.0 million cumulative effect loss to record the fair value of Atlantic Copper's interest rate swap contracts on January 1, 2001 and losses for changes in the unrealized fair value of its swaps totaled $0.2 million for the second quarter of 2001 and $1.3 million for the first six months of 2001. Atlantic Copper receives no tax benefit for these losses. The fair value of these interest rate swap contracts totaled a loss of $2.3 million, $1.7 million of which is recorded in accrued liabilities and $0.6 million is recorded in other long-term liabilities at June 30, 2001.

4.   COMPREHENSIVE INCOME
The 2000 periods did not include any items of other comprehensive income. FCX's comprehensive income for the 2001 periods is summarized below (in thousands).

                                                       Three           Six
                                                      Months         Months
                                                       Ended          Ended
                                                      June 30        June 30
                                                      -------        -------
   Net income applicable to common stock              $36,292        $74,331
   Other comprehensive income (loss):
     Cumulative effect of change in accounting,
       no tax effect                                       -            (982)
     Change in unrealized derivatives' fair value
       (net of tax benefit of $0.1 million and taxes
       of $1.6 million, respectively)                  (6,314)       (21,138)
     Reclass to earnings (net of tax benefits of
       $0.4 million and $0.6 million, respectively)     1,766          2,097
                                                      -------        -------
   Total comprehensive income                         $31,744        $54,308
                                                      =======        =======

5.   INTEREST COST
Interest expense excludes capitalized interest of $2.1 million in the second quarter of 2001, $1.5 million in the second quarter of 2000, $4.1 million in the first six months of 2001 and $2.9 million in the first six months of 2000.

6.   BUSINESS SEGMENTS
FCX has two operating segments: "mining and exploration" and "smelting and refining." The mining and exploration segment includes the copper and gold mining operations of PT Freeport Indonesia in Indonesia and FCX's Indonesian exploration activities. The smelting and refining segment includes Atlantic Copper's operations in Spain and PT Freeport Indonesia's equity investment in PT Smelting in Gresik, Indonesia. The segment data presented below were prepared on the same basis as the consolidated FCX financial statements.

                               Mining      Smelting
                                 and         and      Eliminations     FCX
                             Exploration   Refining    and Other      Total
                             ----------    --------    ---------    ----------
                                              (In Thousands)
Three months ended June 30, 2001:
Revenues                     $  421,062a   $194,399    $ (77,202)b  $  538,259
Production and delivery         143,539     198,866      (75,661)b     266,744
Depreciation and amortization    70,153       6,846        1,320        78,319
Exploration expenses              2,311          -           109         2,420
Equity in PT Smelting losses         -          352c          -            352
General and administrative
  expenses                       12,043       2,153        1,946        16,142
                             ----------    --------    ---------    ----------
Operating income (loss)      $  193,016    $(13,818)   $  (4,916)   $  174,282
                             ==========    ========    =========    ==========
Interest expense, net        $   24,085    $  7,073    $  10,235    $   41,393
                             ==========    ========    =========    ==========
Provision for income taxes   $   62,224    $    385    $   9,799    $   72,408
                             ==========    ========    =========    ==========
Capital expenditures         $   37,075    $  3,864    $     392    $   41,331
                             ==========    ========    =========    ==========
Total assets                 $3,264,190d   $671,185e   $  (7,396)   $3,927,979
                             ==========    ========    =========    ==========


Three months ended June 30, 2000:
Revenues                     $  259,885a   $201,795    $ (64,332)b  $  397,348
Production and delivery         134,748     192,898      (74,362)b     253,284
Depreciation and amortization    46,123       7,088        1,117        54,328
Exploration expenses              1,487          -           354         1,841
Equity in PT Smelting losses         -        5,878c          -          5,878
General and administrative
  expenses                       13,081       1,857        1,580        16,518
                             ----------    --------    ---------    ----------
Operating income (loss)      $   64,446    $ (5,926)   $   6,979    $   65,499
                             ==========    ========    =========    ==========
Interest expense, net        $   31,869    $  6,094    $  11,850    $   49,813
                             ==========    ========    =========    ==========
Provision for income taxes   $   11,634    $    264    $   6,354    $   18,252
                             ==========    ========    =========    ==========
Capital expenditures         $   30,737    $  2,407    $     235    $   33,379
                             ==========    ========    =========    ==========
Total assets                 $3,284,735d   $639,771e   $  60,146    $3,984,652
                             ==========    ========    =========    ==========


Six months ended June 30, 2001:
Revenues                     $  781,108a   $353,525    $(149,287)b  $  985,346
Production and delivery         258,641     349,851     (147,298)b     461,194
Depreciation and amortization   130,172      13,635        2,641       146,448
Exploration expenses              4,286          -           185         4,471
Equity in PT Smelting losses         -        2,820c          -          2,820
General and administrative
  expenses                       22,818       4,172        3,561        30,551
                             ----------    --------    ---------    ----------
Operating income (loss)      $  365,191    $(16,953)   $  (8,376)   $  339,862
                             ==========    ========    =========    ==========
Interest expense, net        $   54,599    $ 14,219    $  21,012    $   89,830
                             ==========    ========    =========    ==========
Provision for income taxes   $  114,529    $    (46)   $  18,540    $  133,023
                             ==========    ========    =========    ==========
Capital expenditures         $   72,641    $  7,329    $     698    $   80,668
                             ==========    ========    =========    ==========

                               Mining      Smelting
                                and          and      Eliminations      FCX
                             Exploration   Refining    and Other       Total
                             ----------    --------    ---------    ----------
                                             (In Thousands)
Six months ended June 30, 2000:
Revenues                     $  567,380a   $426,682    $(129,122)b  $  864,940
Production and delivery         278,488     410,240     (169,380)b     519,348
Depreciation and amortization   101,185      14,268        2,234       117,687
Exploration expenses              3,057          -           752         3,809
Equity in PT Smelting losses         -        3,637c          -          3,637
General and administrative
  expenses                       30,017       4,174        3,076        37,267
                             ----------    --------    ---------    ----------
Operating income (loss)      $  154,633    $ (5,637)   $  34,196    $  183,192
                             ==========    ========    =========    ==========
Interest expense, net        $   65,559    $ 12,848    $  21,341    $   99,748
                             ==========    ========    =========    ==========
Provision for income taxes   $   34,756    $  1,728    $  22,241    $   58,725
                             ==========    ========    =========    ==========
Capital expenditures         $   87,009    $  9,588    $     367    $   96,964
                             ==========    ========    =========    ==========

a.  Includes PT Freeport Indonesia sales to PT Smelting totaling
    $111.9 million in the second quarter of 2001, $58.9 million in the second quarter of 2000, $202.5 million in the six-month period ended June 30, 2001 and $129.4 million in the six-month period ended June 30, 2000.
b. Represents elimination of intersegment sales from PT Freeport Indonesia to Atlantic Copper and the change in deferred profits on intersegment sales remaining in Atlantic Copper's inventories.
c. Includes effect of changes in deferred intercompany profits on 25 percent of PT Freeport Indonesia's sales to PT Smelting that remain in PT Smelting's inventory at period end, totaling $(1.0) million in the second quarter of 2001, $(0.7) million in the second quarter of 2000, $0.1 million in the six-month period ended June 30, 2001 and $(4.7) million in the six-month period ended June 30, 2000.
d.  Includes PT Freeport Indonesia's trade receivables with PT
    Smelting totaling $26.7 million at June 30, 2001 and $8.9 million at June 30, 2000.
e.  Includes PT Freeport Indonesia's equity investment in PT
    Smelting totaling $53.3 million at June 30, 2001 and $68.2 million at June 30, 2000.

7.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first six months of 2001 and 2000 was 3.7 to 1 and 1.8 to 1, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.


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

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of
Freeport-McMoRan Copper & Gold Inc.:


     We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware corporation) as of June 30, 2001, the related statements of operations for the three and six-month periods ended June 30, 2001 and 2000, and the statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2000, and the related statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and, in our report dated January 18, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                     ARTHUR ANDERSEN LLP


New Orleans, Louisiana
July 18, 2001

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

     Summary comparative results for the second-quarter and six-month periods follow (in millions, except per share amounts):

                                     Second Quarter          Six Months
                                    ----------------      ----------------
                                     2001      2000        2001      2000
                                    ------    ------      ------    ------
Revenues                            $538.3    $397.3      $985.3    $864.9
Operating income                     174.3      65.5       339.9     183.2
Net income (loss) applicable to
  common stock                        36.3     (18.6)       74.3      (9.4)
Diluted net income (loss) per
  share of common stock                .25      (.12)        .51      (.06)

     Our consolidated revenues include PT Freeport Indonesia's sale of copper concentrates, which also contain significant amounts of gold, and the sale by Atlantic Copper of copper anodes, cathodes, wire and wire rod. Our revenues and net income vary significantly with fluctuations in the market prices of copper and gold and other factors. At various times, in response to market conditions, we have entered into copper and gold price protection contracts for some portion of our expected future mine production to mitigate the risk of adverse price fluctuations.
We currently have no copper or gold price protection contracts relating to our mine production. We have outstanding gold- and silver-denominated preferred stock with dividends and redemption amounts determined by commodity prices. Based on PT Freeport Indonesia's projected share of 2001 copper sales (1.4 billion pounds), a $0.01 per pound change in the average price realized would have an approximate $14 million impact on our revenues and an approximate $7 million impact on our net income. A $5 per ounce change in the average price realized on PT Freeport Indonesia's share of projected 2001 gold sales (2.5 million ounces) would have an approximate $12.5 million impact on our revenues and an approximate $6 million impact on our net income.

     Our 2001 consolidated revenues improved significantly when compared with the 2000 periods primarily because of higher copper and gold sales volumes at PT Freeport Indonesia. Second-quarter 2001 revenues include benefits of $0.7 million ($0.4 million to net income or less than $0.01 per share) and second-quarter 2000 revenues benefited by $6.2 million ($3.0 million to net loss or $0.02 per share) from adjustments to prior period "open" concentrate sales. Six-month 2001 revenues include reductions of $2.7 million ($1.3 million to net income or $0.01 per share) for adjustments to December 31, 2000 open concentrate sales, while six-month 2000 revenues were increased by $10.5 million ($5.1 million to net loss or $0.03 per share) for adjustments to December 31, 1999 open concentrate sales.

     Consolidated cost of sales for the 2001 second quarter was higher when compared with the 2000 quarter largely because of higher PT Freeport Indonesia sales volumes partly offset by lower unit costs. The decline in consolidated cost of sales during the first six months of 2001 compared with the first six months of 2000 primarily reflects the significant decline in Atlantic Copper sales volumes during the first quarter of 2001 as they prepared for a major maintenance turnaround in April 2001.

     From time to time we enter into foreign currency contracts to hedge our projected operating costs denominated in foreign currencies. On January 1, 2001, accounting standards for these types of hedging contracts changed (see Note 3). Prior to January 1, 2001, our foreign currency forward contracts did not qualify for hedge accounting and all changes in the market values of these contracts were included in earnings as they occurred.
As a result, our reported earnings prior to January 1, 2001 included the effects of changes in market value of all our outstanding foreign currency forward contracts, which were significant at times. The 2000 periods included gains totaling $0.1 million for the second quarter and losses totaling $5.9 million for the six-month period for changes in market value of foreign currency forward contracts, most of which would have been charged to other comprehensive income under the new accounting rules we adopted on January 1, 2001.

     The lower losses we recorded during 2001 for our equity interest in PT Smelting primarily reflects improvements in PT Smelting's operating results during 2001, compared to 2000 when operations were ramping up to full production capacity. General and administrative expenses during the second quarter of 2001 were slightly lower than the second quarter of 2000 and during the first six months of 2001 they were $6.7 million lower than during the 2000 period. In the first quarter of 2000 we recorded net charges of $5.3 million related to contribution commitments, personnel severance costs and stock appreciation rights. Our effective tax rate for the first six months of 2001 was 53 percent compared with an effective rate of 71 percent in the first six months of 2000. The lower effective rate for the first six months of 2001 primarily reflects the impact of higher income at PT Freeport Indonesia. The higher level of minority interests in net income of consolidated subsidiaries in the 2001 periods is the result of improved earnings at PT Freeport Indonesia.

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

                                        Second Quarter         Six Months
                                       ----------------     ----------------
                                        2001      2000       2001      2000
                                       ------     -----     ------    ------
Mining and exploration                 $193.0     $64.4     $365.2    $154.6
Smelting and refining                   (13.8)     (5.9)     (17.0)     (5.6)
Intercompany eliminations and other      (4.9)      7.0       (8.3)     34.2
                                       ------     -----     ------    ------
FCX operating income a                 $174.3     $65.5     $339.9    $183.2
                                       ======     =====     ======    ======

a. Profits on PT Freeport Indonesia's sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia's sales to PT Smelting are deferred until the final sale to third parties has occurred. Changes in the amount of these deferred profits benefited operating income by $0.7 million in the second quarter of 2001, $11.2 million in the second quarter of 2000, $0.6 million in the six-month 2001 period and $46.5 million in the six-month 2000 period. Our consolidated quarterly earnings fluctuate depending on the timing and prices of these sales.

MINING AND EXPLORATION
A summary of increases (decreases) in PT Freeport Indonesia revenues between the periods follows (in millions):

                                                  Second       Six
                                                  Quarter     Months
                                                  ------      ------
PT Freeport Indonesia revenues - 2000 periods     $259.9      $567.4
Increases (decreases):
  Sales volumes:
     Copper                                        105.7       128.1
     Gold                                          134.9       193.9
  Price realizations:
     Copper                                        (26.9)      (41.2)
     Gold                                           (9.9)      (27.1)
  Adjustments, primarily for copper pricing on
     prior period open sales                       (14.1)       (4.0)
  Treatment charges, royalties and other           (28.5)      (36.0)
                                                  ------      ------
PT Freeport Indonesia revenues - 2001 periods     $421.1      $781.1
                                                  ======      ======

     PT Freeport Indonesia's 2001 revenues for both second-quarter and six-month periods benefited from significant increases in sales volumes compared to the 2000 periods. When compared to the 2000 periods, copper sales volumes improved by 52 percent in the 2001 second quarter and 29 percent in the 2001 six-month period, while gold sales volumes improved by 146 percent in the 2001 second quarter to a quarterly record 813,600 ounces and by 88 percent in the 2001 six-month period. The higher sale volumes were partly offset by decreases in copper and gold price realizations. Treatment charges and royalties in total were higher in 2001 primarily because of higher sales volumes.

     PT Freeport Indonesia has commitments from various parties, including Atlantic Copper and PT Smelting, to purchase virtually all of its estimated 2001 production at market prices. Net of Rio Tinto plc's joint venture interest, PT Freeport Indonesia's share of sales for the third quarter of 2001 is projected to approximate 340 million pounds of copper and 590,000 ounces of gold. PT Freeport Indonesia's share of sales for 2001 is projected to approximate 1.4 billion pounds of copper and 2.5 million ounces of gold, an increase from 2000 of approximately 600,000 ounces. Projected 2001 gold sales reflect the expectation of higher average gold ore grades compared to 2000.

     PT Freeport Indonesia's concentrate sales agreements, with regard to copper, provide for provisional billings at the time of shipment with final pricing settlement generally based on the average London Metal Exchange (LME) price for a specified future month. Copper revenues on provisionally priced open pounds are adjusted monthly based on then-current forward prices. At June 30, 2001, we had consolidated copper sales totaling 212.2 million pounds recorded at an average price of $0.70 per pound remaining to be finally priced. Approximately 80 percent of these open pounds are expected to be finally priced during the third quarter of 2001 with the remaining pounds to be priced during the fourth quarter of 2001. A one-cent movement in the average price used for these open pounds would have an approximate $1 million impact on our 2001 net income.

     At times PT Freeport Indonesia has entered into derivative contracts to manage certain risks resulting from fluctuations in commodity prices. During the first half of 2001 and as of June 30, 2001, PT Freeport Indonesia had no price protection programs in place for its copper and gold sales other than our gold-denominated preferred stock. As conditions warrant, PT Freeport Indonesia may enter into new contracts for its future sales. During the second quarter of 2000 PT Freeport Indonesia entered into forward copper sales contracts to fix the price at $0.81 per pound on approximately 60 percent of its March 31, 2000 open concentrate sales. During the first quarter of 2000 PT Freeport Indonesia entered into forward copper sales contracts to fix the price at $0.85 per pound on approximately 50 percent of its December 31, 1999 open concentrate sales. We recorded $0.8 million of additional revenues in the second quarter of 2000 and $6.9 million of additional revenues in the first quarter of 2000 from these forward sales.

PT Freeport Indonesia Operating Results

                                           Second Quarter       Six Months
                                          ----------------  -------------------
                                           2001     2000      2001       2000
                                          -------  -------  ---------   -------
PT Freeport Indonesia, Net of Rio Tinto's Interest
Copper
  Production (000s of recoverable pounds) 359,100  287,300    736,200   595,800
  Sales (000s of recoverable pounds)      389,800  256,200    723,200   562,100
  Average realized price                     $.72     $.79       $.74      $.79
Gold
  Production (000s of recoverable pounds) 751,500  358,800  1,482,400   806,100
  Sales (000s of recoverable pounds)      813,600  330,500  1,458,300   774,700
  Average realized price                  $267.04  $279.26    $265.11   $283.70

Gross profit per pound of copper (cents):
Average realized price                       72.2     79.1       73.8      79.5
                                          -------  -------  ---------   -------
Production costs:
  Site production and delivery               36.6a    51.1b      35.8a     49.1b
  Gold and silver credits                   (57.1)   (37.1)     (54.6)    (40.5)
  Treatment charges                          18.3     18.1       18.2      18.0
  Royalty on metals                           2.0      1.3        2.0       1.3
                                          -------  -------  ---------   -------
     Cash production costs                   (0.2)    33.4        1.4      27.9
  Depreciation and amortization              18.0     18.0       18.0      18.0
                                          -------  -------  ---------   -------
     Total production costs                  17.8     51.4       19.4      45.9
                                          -------  -------  ---------   -------
Adjustments, primarily for copper
  pricing on prior period sales              (1.0)     4.6       (0.2)      0.3
                                          -------  -------  ---------   -------
Gross profit per pound of copper             53.4     32.3       54.2      33.9
                                          =======  =======  =========   =======

                                        Second Quarter         Six Months
                                      ------------------   -------------------
                                        2001      2000       2001       2000
                                      ---------  -------   ---------   -------
PT Freeport Indonesia, 100% Operating Statistics
Ore milled (metric tons per day)        240,000  218,500     234,800   225,000
Copper grade (percent)                     1.04      .94        1.08       .94
Gold grade (grams per metric ton)          1.57      .86        1.62       .93
Recovery rate (percent)
  Copper                                   86.6     86.4        87.9      86.1
  Gold                                     89.3     84.1        88.6      84.5
Copper (000s of recoverable pounds)
  Production                            412,400  336,500     847,300   697,200
  Sales                                 447,700  300,100     832,600   658,200
Gold (000s of recoverable ounces)
     Production                         982,500  442,900   1,928,500   999,900
     Sales                            1,061,800  407,600   1,894,800   958,600

a. Net of deferred mining costs totaling $9.7 million (2.5 cents per pound) in the second quarter of 2001 and $18.0 million (2.5 cents per pound) in the first six months of 2001. During the fourth quarter of 2000, PT Freeport Indonesia changed its estimated average ratio of waste rock to ore over the life of the mine in its deferred mining calculation to 1.6 to 1 from 2.4 to
    1. For additional information, see Note 1 to the consolidated financial statements in our annual report for the year ended December 31, 2000.
b. Includes recaptured mining costs totaling $6.0 million (2.3 cents per pound) in the second quarter of 2000 and $13.3 million (2.4 cents per pound) in the first six months of 2000.

    PT Freeport Indonesia's 2001 production benefited from higher mill throughput rates, ore grades and recovery rates when compared with the prior-year periods. Mill throughput averaged a record 240,000 metric tons of ore per day during the second quarter of 2001. Second-quarter 2001 copper grades were 11 percent higher than the prior-year quarter and gold grades were 83 percent higher. Six-month 2001 copper grades were 15 percent higher than the prior-year period and gold grades were 74 percent higher. Recovery rates remained strong reflecting high-recovery ore processed during the last three quarters and recovery initiatives achieved at the mill. As previously reported, lower gold grades in the Grasberg pit during the first three quarters of 2000 reflected an expected mining of lower grade ore in accordance with the mine plan during that period and the gold grades in the first half of 2001 reflect a continuation of the improved grades that began to be mined during the fourth quarter of 2000. Ore grades for the second half of 2001 are expected to decline to an average of approximately 0.96 percent for copper and 1.20 grams per metric ton for gold.

    In May 2000, PT Freeport Indonesia, in consultation with the Government of Indonesia, voluntarily agreed to temporarily limit Grasberg open-pit production because of an incident at its Wanagon overburden stockpile. In January 2001, PT Freeport Indonesia resumed normal mining operations at Grasberg after receiving governmental approval. Mill throughput rates will vary based on the characteristics of the ore being processed as we manage our operations to optimize metal production.

    Unit site production and delivery costs in the second quarter of 2001 averaged $0.37 per pound of copper, $0.14 per pound lower than the $0.51 reported in the second quarter of 2000, primarily because of higher sales volumes, the previously reported change in the estimated ratio of waste rock to ore over the life of the mine, weaker foreign currencies (the Indonesian rupiah and Australian dollar) and implementation of operating initiatives introduced in 2000 designed to improve processes and reduce costs. Gold credits of $0.57 per pound in the 2001 quarter were higher when compared with the 2000 quarter level of $0.37 per
pound because of higher gold ore grades and sales.   Unit site
production and delivery costs and gold credits in the first six months of 2001, compared with the 2000 period, benefited for the same reasons as second-quarter 2001 unit costs. Royalties were higher in the 2001 periods because of higher sales volumes and totaled $8.0 million in the second quarter of 2001, $3.3 million in the second quarter of 2000, $14.3 million in the first six months of 2001 and $7.2 million in the first six months of 2000.

    PT-FI has a labor agreement covering its hourly paid
Indonesian employees, the key provisions of which are
renegotiated biannually.   PT-FI's labor agreement was scheduled
to expire on September 30,

2001. In June 2001, PT-FI and its workers agreed to terms for a new labor agreement that expires September 30, 2003. PT-FI's relations with the workers' union have generally been positive.

   We conduct the majority of our operations in Indonesia and Spain. Our functional currency is the U.S. dollar. All of our revenues are denominated in U.S. dollars; however, certain costs and asset and liability accounts are denominated in Indonesian rupiahs, Australian dollars or Spanish pesetas/euros. Generally, our results are positively affected when the U.S. dollar strengthens against these foreign currencies and adversely affected when the U.S. dollar weakens against these foreign currencies.

     Since 1997, the Indonesian rupiah/U.S. dollar exchange rate has been volatile. One U.S. dollar was equivalent to 11,430 rupiahs at June 30, 2001 and 9,215 rupiahs at December 31, 2000. PT Freeport Indonesia recorded losses totaling $0.2 million during the second quarter of 2001, $0.4 million during the second quarter of 2000, $0.6 million during the first six months of 2001 and $0.7 million during the first six months of 2000 related to its rupiah-denominated net assets. The weakened rupiah currency has resulted in lower reported costs by PT Freeport Indonesia, primarily lower labor costs. At estimated annual aggregate rupiah payments of 800 billion and a June 30, 2001 exchange rate of 11,430 rupiahs to one U.S. dollar, a one-thousand-rupiah increase in the exchange rate would result in an approximate $6 million decrease in annual operating costs and a one-thousand-rupiah decrease in the exchange rate would result in an approximate $7 million increase in annual operating costs, before any hedging effects.

     In April 2000, PT Freeport Indonesia entered into foreign currency forward contracts to hedge a portion of its aggregate anticipated Australian dollar payments for the remainder of 2000 and for 2001. As of June 30, 2001, these contracts hedge 48.0 million of Australian dollar payments from July 2001 through December 2001, or approximately 50 percent of aggregate projected remaining 2001 Australian dollar payments at an average exchange rate of $0.58 to one Australian dollar. The exchange rate was $0.51 to one Australian dollar at June 30, 2001. Each $0.01 change in the U.S. dollar/Australian dollar exchange rate impacts the market value of these contracts by approximately $0.5 million.

     In July 2000, PT Freeport Indonesia entered into foreign currency forward contracts to hedge a portion of its aggregate projected April through July 2001 Indonesian rupiah payments. In June 2001, PT Freeport Indonesia entered into additional foreign currency forward contracts to hedge a portion of its aggregate projected August 2001 through December 2002 rupiah payments. As of June 30, 2001, the rupiah contracts hedge 698.7 billion of rupiah payments from July 2001 through December 2002, or approximately 50 percent of projected remaining 2001 rupiah payments and 2002 rupiah payments at an average exchange rate of 12,296 rupiahs to one U.S. dollar. Each 1,000-rupiah change in the Indonesian rupiah/U.S. dollar exchange rate impacts the market value of these contracts by approximately $5 million, before any hedging effects. PT Freeport Indonesia recorded net realized losses to production costs related to matured Australian dollar and Indonesian rupiah contracts totaling $1.2 million in the second quarter of 2001 and $1.7 million in the first six months of 2001, compared to a gain of $1.9 million in the second quarter and first six months of 2000 for all outstanding currency hedging contracts in the 2000 periods.

     Under new accounting standards that became effective January 1, 2001 gains or losses on qualifying hedging contracts are recognized in earnings as the contracts are settled, with changes in the fair value of outstanding contracts reflected in Other Comprehensive Income, a component of stockholders' equity, until realized (Note 3). We recorded a net gain of $0.7 million to Other Comprehensive Income in the second quarter of 2001 and a net loss of $1.3 million in the first six months of 2001 for PT Freeport Indonesia's outstanding currency hedging contracts at June 30, 2001.

Exploration Activities
Our exploration efforts continue to focus on the GBT Atas or "GBTA" project (previously referred to as Guru Ridge), the underground Ertsberg Stockwork Zone and Grasberg Underground. Exploration drilling and a preliminary study of the GBTA resource during the first quarter of 2001 concluded that open-pit mining appears promising and PT Freeport Indonesia continues to study the feasibility of this surface mineralization target for possible near-term development. Drilling rigs were operating from the surface and from underground locations to explore and delineate the grades and geometry of the resource. Reserve extension drilling continues at the Ertsberg Stockwork Zone adjacent to our Deep Ore Zone mine where underground production began in 2000 and the Grasberg Underground to define the outward extent of mineralization adjacent to and below the current block cave reserve.

     Field exploration activities outside of our current mining operations area have been temporarily suspended pending the resolution of security and regulatory issues involving a possible conflict between our mining and exploration rights under ourContract of Work and the requirements of certain recently enacted Indonesian forestry laws.

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

Atlantic Copper Operating Results
                                      Second Quarter           Six Months
                                    -------------------     ------------------
                                     2001        2000        2001       2000
                                    -------     -------     -------    -------
Cash margin before currency
  hedging (in millions)               $(2.6)      $10.6        $6.0      $24.6
Operating loss (in millions)         $(13.5)       $ -       $(14.1)     $(2.0)
Concentrate treated (metric tons)   195,300     238,500     400,800    483,200
Anode production (000s of pounds)   134,300     167,800     278,300    346,100
Cathode, wire rod and wire
  sales (000s of pounds)            129,100     147,100     264,700    284,200
Gold sales in anodes and
  slimes (ounces)                   181,000     173,200     289,200    384,400

     Atlantic Copper's cash margin, revenues less production costs, before currency hedging was $13.2 million lower in the 2001 quarter compared with the 2000 quarter and $18.6 million lower in the first six months of 2001 compared with the first six months of 2000 primarily because of a scheduled 27-day major maintenance turnaround in April 2001. The major maintenance turnaround was completed on schedule at a total cost of approximately $15 million (approximately $9 million of direct costs and $6 million related to lower sales volumes). Atlantic Copper's cathode cash production costs per pound of copper, before currency hedging, averaged $0.18 in the second quarter of 2001 and $0.16 in the first six months of 2001 compared with $0.12 in both the second quarter of 2000 and the first six months of 2000. The increase in unit costs reflects the effects of lower production volumes and the costs resulting from the turnaround. The next scheduled major maintenance turnaround is not anticipated for another three years. Atlantic Copper's treatment rates averaged $0.18 per pound in the 2001 periods, slightly better than the $0.17 per pound average in the 2000 periods, but still at historically low levels.

     Atlantic Copper recorded operating losses of $13.5 million for the second quarter of 2001, including approximately $9 million for direct costs related to the major maintenance turnaround, compared with breakeven results in the 2000 period. Atlantic Copper's operating results include a $1.0 million loss in the second quarter of 2001 and a $1.3 million loss in the first six months of 2001 on currency hedging contracts maturing during the periods compared to a $1.8 million charge in the second quarter of 2000 and a $7.8 million charge in the first six months of 2000 for all outstanding currency hedging contracts in the 2000 periods. Under new accounting standards discussed previously and in Note 3, Atlantic Copper recorded charges to Other Comprehensive Income totaling $5.3 million in the second quarter of 2001 and $16.4 million in the first six months of 2001 for its outstanding currency hedging contracts at June 30, 2001, reflecting an approximate 10 percent decline in the Spanish peseta/euro exchange rate since December 31, 2000.

     Atlantic Copper had peseta/euro-denominated net monetary liabilities at June 30, 2001 totaling $49.8 million recorded at an exchange rate of 196.2 pesetas to one U.S. dollar or $0.85 per euro. The December 31, 2000 exchange rate was 178.8 pesetas to one U.S. dollar or $0.93 per euro. Adjustments to Atlantic Copper's peseta/euro-denominated net liabilities to reflect changes in the exchange rate are recorded in other income and totaled gains (losses) of $1.2 million in the second quarter of 2001, $(0.3) million in the second quarter of 2000, $4.3 million in the first six months of 2001 and $2.1 million in the first six months of 2000.

     At estimated annual peseta/euro payments of 15 billion pesetas/90 million euros and a June 30, 2001 exchange rate of
196.2 pesetas to one U.S. dollar or $0.85 per euro, a 10-peseta/$0.06 increase or decrease in the exchange rate would result in an approximate $4 million change in annual costs, before any hedging effects.

     As part of refinancing its debt in June 2000, Atlantic Copper was required to significantly expand its program to hedge anticipated peseta/euro-denominated operating costs. At June 30, 2001, Atlantic Copper had contracts to purchase 25.3 billion pesetas/152.2 million euros from July 2001 through December 2003 at an average exchange rate of 163.8 pesetas per one U.S. dollar or $1.02 per euro. These contracts currently hedge approximately 50 percent of Atlantic Copper's projected remaining 2001 peseta/euro disbursements and approximately 67 percent of Atlantic Copper's projected 2002 and 2003 euro disbursements. Each $0.01 change in the US$/euro exchange rate impacts the market value of these contracts by approximately $1.5 million.

PT Smelting Operating Results
                                            Second Quarter      Six Months
                                            --------------    --------------
                                             2001    2000      2001    2000
                                            ------   -----    ------  ------
                                                     (In millions)
PT Freeport Indonesia share of net losses   $  1.4   $ 6.6    $  2.7  $  8.3
PT Freeport Indonesia profits
  deferred (recognized)                       (1.0)   (0.7)      0.1    (4.7)
                                            ------   -----    ------  ------
  Equity in PT Smelting losses              $  0.4   $ 5.9    $  2.8  $  3.6
                                            ======   =====    ======  ======
PT Freeport Indonesia sales to PT Smelting  $111.9   $58.9    $202.5  $129.4
                                            ======   =====    ======  ======

     PT Freeport Indonesia accounts for its 25 percent interest in PT Smelting under the equity method and has provided PT Smelting with all of its concentrate requirements. PT Smelting operated at 109 percent of its full design capacity of 200,000 metric tons of copper per year during the second quarter of 2001 and at 107 percent of its full design capacity during the first six months of 2001. Concentrate treated during the second quarter of 2001 totaled 179,700 metric tons, an 80 percent increase compared to the amounts treated in the year-ago quarter when operations were ramping up to full capacity. PT Smelting shut down the smelter, as planned, at the end of March 2000 for the tie-in of a new third anode furnace as well as for planned maintenance. The smelter restarted at the end of April 2000. Second-quarter 2001 anode production increased by 95 percent and cathode production increased by nearly 100 percent when compared to the year-ago period, resulting in a 90 percent increase in PT Smelting's cathode sales in the 2001 quarter over the 2000 quarter. Anode production was 69 percent higher and cathode production was 78 percent higher in the first six months of 2001 compared with the first six months of 2000. The higher production levels in 2001 benefited PT Smelting's cathode cash production costs per pound of copper, which decreased to $0.12 in the 2001 quarter and first six months of 2001, compared with $0.23 in the 2000 quarter and $0.17 in the first six months of 2000.

     Our revenues include PT Freeport Indonesia's sales to PT Smelting, but we defer recognizing profits on 25 percent of PT Freeport Indonesia sales to PT Smelting that are still in PT Smelting's inventory at the end of the period. The effect of changes in these deferred profits was the recognition of profits totaling $1.0 million in the second quarter of 2001, $0.7 million in the second quarter of 2000 and $4.7 million in the first six months of 2000, and the deferral of profits totaling $0.1 million in the first six months of 2001.

OTHER FINANCIAL RESULTS
The FCX/Rio Tinto joint ventures incurred exploration costs of $3.6 million in the 2001 second quarter, $2.7 million in the 2000 second quarter, $7.1 million in the 2001 six-month period and $5.5 million in the 2000 six-month period. All costs in the joint venture areas are now being shared 60 percent by us and 40 percent by Rio Tinto.

     Second-quarter 2001 general and administrative expenses of $16.1 million were slightly lower than the $16.5 million reported in the 2000 quarter, and six-month 2001 general and administrative expenses were $6.7 million lower compared to the 2000 period primarily because of a $6.0 million charge in 2000 for contribution commitments to support small business development programs within Irian Jaya (Papua) that was paid over a two-year period. The six-month 2000 period also included a $0.8 million charge for personnel severance costs, offset by a $1.5 million reversal of previously recorded charges relating to stock appreciation rights because of a decrease in our common stock price.

     Our total interest costs (before capitalization) were $43.5 million in the 2001 quarter, $51.4 million in the 2000 quarter, $93.9 million in the first six months of 2001 and $102.6 million in the first six months of 2000. The decrease in interest costs reflects lower debt levels and interest rates. We capitalized $2.1 million of interest costs in the second quarter of 2001, $1.5 million in the second quarter of 2000, $4.1 million in the first six months of 2001 and $2.9 million in the first six months of 2000.

     Our effective tax rate was 53 percent for the first six months of 2001 and 71 percent for the first six months of 2000. PT Freeport Indonesia's Contract of Work provides a 35 percent corporate income tax rate and a withholding tax rate of 10 percent (based on the tax treaty between Indonesia and the United States) on dividends and interest paid to us by PT Freeport Indonesia. No income taxes are recorded at Atlantic Copper, which is subject to taxation in Spain, because it has not generated significant taxable income in recent years and has substantial tax loss carryforwards for which no financial statement benefit has been provided. Additionally, we only receive a small U.S. tax benefit on costs incurred by our parent company because it has no U.S.-sourced income. As a result, our effective tax rate varies with the level of earnings at PT Freeport Indonesia, Atlantic Copper and the parent company. The lower effective tax rate for the first six months of 2001 primarily reflects the impact of higher income at PT Freeport Indonesia.

NEW ACOUNTING STANDARD AND ENVIRONMENTAL MATTERS
In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, we are required to use a cumulative-effect approach to recognize transition amounts for any existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation. We have not determined the transition amounts.

   The costs of complying with environmental laws is a fundamental cost of our business. We incurred environmental capital expenditures and other environmental costs totaling $106.1 million in 2000, $73.3 million in 1999 and $111.5 million in 1998, including levee maintenance and mine reclamation. In 2001, we expect to incur approximately $47 million of environmental capital expenditures, including $18.0 million of capital expenditures in connection with our construction of a treatment facility in the Lower Wanagon Basin to remove dissolved copper from the acid rock drainage resulting from both mining and overburden, and $46 million of other environmental costs. These environmental capital expenditures are part of our $190.0 million overall 2001 capital expenditure budget discussed below.

CAPITAL RESOURCES AND LIQUIDITY
Net cash provided by operating activities was $290.8 million for the first six months of 2001, compared with $228.2 million for the 2000 period. Net cash used in investing activities totaled $76.1 million in the 2001 period, compared with $103.4 million in the 2000 period, primarily for PT Freeport Indonesia capital expenditures. Net cash used in financing activities totaled $207.8 million in 2001 compared with $125.7 million in 2000.

Operating Activities
Higher net income was only partly offset by working capital changes in the first six months of 2001, resulting in a $62.6 million increase in operating cash flow to $290.8 million, from the year-ago period. The $5.9 million net increase in working capital for the first six months of 2001 primarily reflects an increase in accounts receivable and joint venture payments to Rio Tinto partly offset by an increase in income taxes payable. The net $54.4 million decrease in working capital for the first six months of 2000 primarily reflects the collection of accounts receivable and an increase in accounts payable and accrued liabilities, partly offset by an increase in inventories and the payment of income taxes.

Investing Activities
Our six-month 2001 capital expenditures were lower compared to the 2000 period primarily because we paid for previously purchased mine equipment in the first half of 2000. Our capital expenditures for 2001 are expected to total approximately $190 million, including $40 million for continued development of the Deep Ore Zone underground ore body, which started production in 2000 and is expected to reach full production of 25,000 metric tons of ore per day by 2003. Capital expenditure funding is expected to be provided by operating cash flows.

Financing Activities
We used available operating cash flows to repay $176.4 million of
debt in the first six months of 2001.   During the first six
months of 2000 we had net borrowings of $58.1 million and purchased $122.4 million of our common stock. Repayments to Rio Tinto totaled $60.6 million in the first six months of 2000 from PT Freeport Indonesia's share of incremental cash flow attributable to the fourth concentrator mill expansion. After less than two and one-half years, PT Freeport Indonesia fully repaid the $450 million loan from Rio Tinto, which funded PT Freeport Indonesia's share of the fourth concentrator mill expansion.

     We guarantee a $253.4 million loan to PT Nusamba Mineral Industri (Nusamba), as discussed in our Form 10-K for the year ended December 31, 2000, which matures in March 2002. Based on current market conditions, we may be required to perform under the guarantee. See "Refinancing Transactions" below. We also agreed to lend Nusamba any amounts necessary to cover shortfalls between the interest payments on the loan and dividends received by Nusamba on the PT Indocopper Investama stock. At June 30, 2001, we had loaned $61.8 million to Nusamba for this purpose. The amount of any future shortfalls will depend primarily on the level of PT Freeport Indonesia's dividends to PT Indocopper Investama. The total of the guaranteed loan and the amounts we have subsequently loaned to Nusamba exceeded the original purchase price ($315 million) of Nusamba's acquisition of its interest in PT Indocopper Investama in June 2001. Any amounts in excess of the $315 million original purchase price we loan to Nusamba are charged to other expense.

     In June 2000, our Board of Directors authorized a 20-million-share increase in our open market share purchase program, bringing the total shares approved for purchase under this program to 80 million. During the first six months of 2001, we purchased 0.2 million of our shares (all during the first quarter) for $1.6 million, $8.35 per share. During the first six months of 2000, we acquired 10.6 million of our shares for $129.2 million (an average of $12.15 per share). From inception of these programs in July 1995 through July 18, 2001, we have purchased a total of 70.7 million shares for $1.24 billion (an average of $17.53 per share) and approximately 9.3 million shares remain available under the program. The timing of future purchases is dependent upon many factors, including the price of common shares, our business and financial position, and general economic and market conditions. See "Amended Credit Facilities" discussion below for limitations on future repurchases.

Refinancing Transactions
We have commitments from all of the members of our bank group to amend our existing credit facilities to extend the maturities and to provide a mechanism for financing any obligations we may have under our guarantee of the commercial bank loan to PT Nusamba Mineral Industri. The amendment to our bank credit facilities is conditioned on the sale of $300 million of convertible notes, the negotiation and execution of definitive agreements and satisfaction of other conditions. The sale of the convertible notes and entering into the amended credit facilities are collectively referred to as the "refinancing transactions." We believe that the refinancing transactions, together with our cash flows from operations, will enable us to fund our ongoing capital expenditures and meet our debt maturities over the next several years. In addition to the refinancing transactions, we are also considering means of refinancing or restructuring our gold-denominated preferred stock to extend its current 2003 mandatory redemption date.

  *    Existing Credit Facilities and Maturities

     Our existing bank credit facilities provide total availability of $1.0 billion, subject to a borrowing base that is redetermined annually. The facilities mature in December 2002. The outstanding balance at June 30, 2001 was $754.0 million, with $214.0 million available to PT Freeport Indonesia and $32.0 million available to FCX.

     The $253.4 million bank loan to PT Nusamba Mineral Industri that we guarantee matures in March 2002. It is uncertain whether Nusamba will pay its debt at maturity. If we are required to perform under our guarantee of Nusamba's debt, the amended credit facilities will provide a mechanism to finance our guarantee obligation. Other significant maturities through 2006 include the expected repayment of the senior notes of $250.0 million in 2003 and $200.0 million in 2006, and the redemption of preferred stock totaling approximately $172.3 million in 2003 and $126.4 million in 2006, based on gold and silver prices as of June 29, 2001.

     Our scheduled debt and redeemable preferred stock maturities, including the Nusamba guarantee, total approximately
$1.2 billion in 2002 and $499.3 million in 2003 based on June 29, 2001 gold and silver prices, which determine the preferred stock redemption amounts.

  *    Amended Credit Facilities

     We have commitments from all members of our current bank group to amend our credit facilities based on the following terms. These terms are subject to the sale of $300 million of convertible notes, negotiation and execution of definitive agreements and satisfaction of other conditions.

     Commitments and Availability. The aggregate commitments under the amended credit facilities will be $760.0 million, all of which will be available to PT Freeport Indonesia and $340.0 million of which will be available to FCX. If we sell more than $300.0 million principal amount of convertible notes, the additional net proceeds will be used to repay our outstanding borrowings under the facilities and the commitments will be reduced by the excess amount.

     The aggregate commitments under the amended credit facilities will be $954.0 million if we are called on to perform under the Nusamba guarantee when the Nusamba loan matures in 2002. Nusamba indirectly owns 4.7 percent of PT Freeport Indonesia through its approximate 51 percent ownership of PT Indocopper Investama. To secure its commercial bank loan, Nusamba pledged its ownership in PT Indocopper Investama. If Nusamba does not pay the loan when due and we are required to perform under the guarantee, we would fund the $253.4 million obligation under the amended credit facilities and would seek to recover the PT Indocopper Investama stock as provided by the Nusamba financing documents, which are governed by Indonesian law.

     Maturities and Term Loan Conversion. Amounts that we borrow under the amended facilities will mature on December 31, 2005. Amounts will be available on a revolving basis until December 2003, at which time all borrowed amounts will become term loans, except for a $150.0 million revolver for working capital purposes.

     We will be able to use the amounts available under the amended facilities to pay interest and principal requirements on our other debt when due. We will be required to use all available cash flow after debt service and capital expenditures to reduce amounts outstanding under the amended facilities.
There are no minimum principal payments under the amended facilities until 2004 at which time the loan will be subject to scheduled amortization in an aggregate principal amount of $130.0 million per year in each of 2004 and 2005. The cumulative amounts of any commitment reductions prior to December 31, 2003 will be credited toward the amortization payments.

     Mandatory Repayments and Reductions in Commitments. All of the proceeds from the sale of convertible notes will be used to pay outstanding borrowings under our credit facilities. After we have raised $250.0 million of additional financing in excess of the $300.0 million of gross proceeds from the sale of convertible notes, 25 percent of the proceeds from debt issuances and 50 percent of the proceeds from equity issuances would be available to us for general corporate purposes. All other proceeds from financings and all available cash of FCX and PT Freeport Indonesia will be used to pay outstanding borrowings under the amended credit facilities and the commitments under the facilities will be reduced by those amounts, except as necessary to maintain availability to repay the 7.20% senior notes and to preserve the $150.0 million revolving facility that will continue to be available through December 31, 2005.

     Interest Rates and Fees. Interest rates on all loans under the facilities, including any amounts used to fund our obligations under the Nusamba guarantee, will initially be LIBOR (currently 3.8 percent) plus 4.0 percent with annual increases of
0.125 percent on each anniversary of the closing of the amended facilities. Interest rates will be reduced to a level yet to be determined upon the achievement of minimum public debt ratings. We will also pay an amendment fee of up to 1.25 percent on available borrowings.

     Beginning in November 2003, if we have not raised $250.0 million of additional financing in excess of the $300.0 million of gross proceeds from the sale of convertible notes, and we use proceeds under the facilities to repay our 7.20% senior notes, then we will pay interest on those borrowings (up to a maximum of $250.0 million) of LIBOR plus 5.0 percent with annual increases of 0.125 percent. We will also pay an additional fee of 0.75 percent on amounts used under the facilities to repay our 7.20% senior notes (up to a maximum of $250.0 million), which we expect to repay in November 2003.

     7.20% Senior Notes. Amounts available under the amended credit facilities may be used to repay our 7.20% senior notes in
November 2003 to the extent necessary.   In accordance with a
schedule to be determined, we will maintain progressively greater amounts of unused availability under the amended credit facilities so that we will have available $250.0 million in November 2003 to repay the 7.20% senior notes.

     Gold-Denominated Preferred Stock Due in 2003. Prior to the mandatory redemption date in August 2003, we intend to refinance or restructure our obligation to redeem our gold-denominated preferred stock. Under the amended credit facilities, we have limitations on the amount of preferred stock we may redeem and, if by August 2003 we have not extended the maturity of a specified amount of the gold-denominated preferred stock beyond 2005, we will not thereafter be permitted to redeem or pay dividends on any of our preferred stock.

     Other Covenants. The covenants under the amended credit facilities are expected to include (a) a minimum consolidated debt service coverage ratio to be determined, but no greater than 1.5:1.0 and (b) a maximum ratio of consolidated debt to EBITDA equal to 3.5:1.0. The covenants will also include prohibitions on common stock dividends and common stock repurchases, limitations on capital expenditures to specified budgets, limitations on investments, limitations on liens, limitations on transactions with affiliates, and a requirement to implement minimum hedging protection for copper prices under certain circumstances.

     Security and Guarantees. The obligations of FCX and PT Freeport Indonesia under the amended credit facilities will be secured by a first security lien on most of PT Freeport Indonesia's assets and by our pledge of (1) 50.1 percent of the outstanding capital stock of PT Freeport Indonesia, (2) the approximate 49 percent of the outstanding capital stock of PT Indocopper Investama owned by us and (3) the approximate 51 percent of the outstanding capital stock of PT Indocopper Investama securing the original Nusamba loan, if acquired by us. PT Freeport Indonesia's obligations will also continue to be secured by its pledge of its rights under the Contract of Work. In addition, PT Freeport Indonesia will guarantee FCX's obligations under the amended credit facilities.

     Revised Debt and Redeemable Preferred Stock Maturities. Assuming the sale of $300 million of convertible notes and the amendments to the bank credit facilities as currently contemplated, following is a summary of our debt and redeemable preferred stock maturities, including the Nusamba loan maturity, based on loan balances as of June 30, 2001, and gold and silver prices (which determine the preferred stock redemption amounts) as of June 29, 2001 (in millions):

                                                                         There-
                          2001    2002    2003    2004    2005    2006   after
                          -----  ------  ------  ------  ------  ------  ------
Bank credit facilities a  $  -   $   -   $   -   $130.0  $409.0  $   -   $   -
Infrastructure financings
  and equipment loans      32.6   110.7    56.9    62.3    47.4    47.7   187.1
7.20% Senior Notes due
  2026 b                     -       -    250.0      -       -       -       -
7.50% Senior Notes due
  2006 c                     -       -       -       -       -    200.0      -
Convertible Notes            -       -       -       -       -    300.0      -
Atlantic Copper facilities
  and other                 6.0    65.0    20.1    10.1    24.1    24.1   114.9
                          -----  ------  ------  ------  ------  ------  ------
  Total debt maturities    38.6   175.7   327.0   202.4   480.5   571.8   302.0
Nusamba loan guarantee d     -       -       -       -    253.4      -       -
Redeemable preferred
  stock e                  10.3    10.3   172.3    10.3    10.3   126.4      -
                          -----  ------  ------  ------  ------  ------  ------
  Total maturities        $48.9  $186.0  $499.3  $212.7  $744.2  $698.2  $302.0
                          =====  ======  ======  ======  ======  ======  ======

a. The amount due in 2004 represents the minimum repayment requirement under the amended credit facilities and the amount due in 2005 represents the loan balances as of June 30, 2001 less the 2004 minimum repayment requirement and the estimated net proceeds from the sale of convertible notes.
b. Although due in 2026, the holders of the 7.20% senior notes may, and are expected to, elect early repayment in November 2003.
c.  Due November 15, 2006.
d. If we are required to perform under this guarantee, we intend to fund the $253.4 million obligation under our amended credit facilities; as reflected, $130.0 million under the bank credit facilities will mature in 2004 and the balance will mature in 2005.

e. Represents $10.3 million each year for our silver-denominated preferred stock, $162.0 million in August 2003 for our gold-denominated preferred stock, and $116.1 million in February 2006 for our series II gold-denominated preferred stock.

     Increased Cost of Debt. As of June 30, 2001, our weighted average cost of debt was 7.7 percent. Had we completed the refinancing transactions on June 30, 2001, our average borrowing cost would have increased by approximately 1.2 percent.

     In connection with the amended bank credit facilities, we expect to incur premiums, fees and expenses that will result in a cash outlay of approximately $19.4 million. This cash outlay has been reflected in the expected approximately 1.2 percent increase in our average borrowing cost.

DEVELOPMENTS IN INDONESIA
Indonesia's economic recovery remains vulnerable to ongoing political and social tensions. There have been repeated challenges to the political leadership of President Abdurrahman Wahid since his election on October 20, 1999. In May 2001, Indonesia's highest political institution, the People's Consultative Assembly (MPR), scheduled a special session to hear an accountability speech from President Wahid. If his speech were to be rejected, the MPR would have the power to withdraw the president's mandate and force him to resign. President Wahid had publicly stated that he would not resign. Early on the morning of July 23, 2001, President Wahid declared a state of emergency in Indonesia and called for new MPR elections to be held in 2002. However, the MPR, the military and the national police refused to recognize the decree following a Supreme Court ruling that the presidential decree had no legal basis. Later on July 23, 2001, the MPR voted to immediately remove President Wahid, and elected Vice President Megawati Sukarnoputri as the new president. The international community, including the United States, has expressed support for the newly elected President. While President Wahid had previously warned of violence by his supporters, no significant incidents of violence have been reported thus far. No incidents of violence were reported in PT Freeport Indonesia's area of operations, where the local community leaders continue to support peaceful solutions to the complex issue of regional autonomy.

     Indonesia's economy continues to struggle with a growing budget deficit, a weak currency, rising local interest rates and inflation, and a decline in exports. The political situation has prevented the government from implementing fiscal policy, prompting Standard & Poor's to downgrade Indonesia's credit rating during the quarter. The government continues to work closely with the International Monetary Fund to reach a new agreement allowing the release of a $400 million loan disbursement. Another factor impacting the country's economic recovery is that its debt-restructuring agency has not generated sufficient asset sale proceeds to meet government budget targets.

     The rupiah continues to reflect the uncertain political and social situation and the country's weak economic position. At June 30, 2001, the rupiah exchange rate was 11,430 rupiahs to 1 U.S. dollar and is 24 percent weaker than the rate at December 31, 2000. Inflation is on the rise and local interest rates currently exceed 16 percent.

CAUTIONARY STATEMENT
Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our performance in the future. Forward-looking statements are all statements other than historical facts, such as those regarding anticipated sales volumes, ore grades, commodity prices, capital expenditures, the expected amendment to our bank credit facilities, political, economic and social conditions in our areas of operations, treatment charge rates and exploration
efforts and results.   We caution you that these statements are
not guarantees of future performance, and our actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include unanticipated declines in the average grades of ore mined, unanticipated milling and other processing problems, labor relations, weather conditions, the speculative nature of mineral exploration, fluctuations in interest rates and other adverse financial market conditions, and other factors described in more detail under the heading "Cautionary Statements" in our Form 10-K for the year ended December 31, 2000.

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


Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
                    (a)  The exhibits to this report are listed
                         in the Exhibit Index beginning on Page
                         E-1 hereof.
                    (b) During the quarter for which this report is filed, the registrant did not file any Current Reports on Form 8-K.


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

Date:  July 30, 2001

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

               Freeport-McMoRan Copper & Gold Inc.
                          EXHIBIT INDEX
Exhibit
Number                     Description
------                     -----------
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

      Executive Compensation Plans and Arrangements (Exhibits 10.11
      through 10.37)

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

10.20 FCX Stock Appreciation Rights Plan dated May 2, 2000.

10.21 Financial Counseling and Tax Return Preparation and
      Certification Program of FCX.  Incorporated by reference to
      Exhibit 10.12 to the FCX 1995 Form 10-K.

10.22 FM Services Company Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.19 to the 1998 FCX Form 10-K.

10.23 FM Services Company Financial Counseling and Tax Return
      Preparation and Certification Program. Incorporated by reference to Exhibit 10.14 to the FCX 1995 Form 10-K.

10.24 Consulting Agreement dated as of December 22, 1988 between FTX and Kissinger Associates, Inc. (Kissinger Associates).
      Incorporated by reference to Exhibit 10.21 to the FCX 1997
      Form 10-K.

10.25 Letter Agreement dated May 1, 1989 between FTX and Kent
      Associates, Inc. (Kent Associates, predecessor in interest to Kissinger Associates). Incorporated by reference to Exhibit
      10.22 to the FCX 1997 Form 10-K.

10.26 Letter Agreement dated January 27, 1997 among Kissinger
      Associates, Kent Associates, FTX, FCX and FMS. Incorporated by reference to Exhibit 10.20 to the FCX 1996 Form 10-K.

10.27 Agreement for Consulting Services between FTX and B. M.
      Rankin, Jr. effective as of January 1, 1991 (assigned to FMS as of January 1, 1996). Incorporated by reference to Exhibit
      10.24 to the FCX 1997 Form 10-K.

10.28 Supplemental Agreement between FMS and B. M. Rankin Jr. dated December 15, 1997. Incorporated by reference to Exhibit 10.25 to the FCX 1997 Form 10-K.

10.29 Supplemental Agreement between FMS and B.M. Rankin Jr. dated December 7, 1998. Incorporated by reference to Exhibit 10.26 to the 1998 FCX Form 10-K.

10.30 Supplemental Agreement between FMS and B. M. Rankin, Jr. dated February 5, 2001. Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2000.

10.31 Letter Agreement effective as of January 7, 1997 between Senator
      J. Bennett Johnston, Jr. and FMS.  Incorporated by reference to
      Exhibit 10.25 of the FCX 1996 Form 10-K.

               Freeport-McMoRan Copper & Gold Inc.
                          EXHIBIT INDEX
Exhibit
Number                     Description
------                     -----------
10.32 Supplemental Letter Agreement dated April 13, 2000 between J. Bennett Johnston, Jr. and FMS. Incorporated by reference to
      Exhibit 10.30 to the FCX 2000 First Quarter Form 10-Q.

10.33 Letter Agreement dated November 1, 1999 between FMS and
      Gabrielle K. McDonald. Incorporated by reference to Exhibit
      10.33 of the FCX 1999 Form 10-K.

10.34 Supplemental Letter Agreement dated May 17, 2000 between FMS
      and Gabrielle K. McDonald.   Incorporated by reference to
      Exhibit 10.35 of the FCX 2000 Second Quarter Form 10-Q.

10.35 Executive Employment Agreement dated April 30, 2001 between
      FCX and James R. Moffett.

10.36 Executive Employment Agreement dated April 30, 2001 between
      FCX and Richard C. Adkerson.

10.37 Change of Control Agreement dated April 30, 2001 between FCX and James R. Moffett.

10.38 Change of Control Agreement dated April 30, 2001 between FCX and Richard C. Adkerson.

15.1 Letter dated July 18, 2001 from Arthur Andersen LLP regarding unaudited interim financial statements.