Form 10-Q
period 2001-09-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2001-11-01
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the Quarter Ended September 30, 2001



                Commission File Number: 1-9916



              Freeport-McMoRan Copper & Gold Inc.



Incorporated in Delaware                 74-2480931
                             (IRS Employer Identification No.)


      1615 Poydras Street, New Orleans, Louisiana  70112


Registrant's telephone number, including area code: (504) 582-4000





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     On September 30, 2001, there were issued and outstanding
55,459,026 shares of the registrant's Class A Common Stock, par value $0.10 per share, and 88,514,099 shares of its Class B
Common Stock, par value $0.10 per share.



               FREEPORT-McMoRan COPPER & GOLD INC.

                        TABLE OF CONTENTS


                                                          Page
Part I.  Financial Information

  Financial Statements:

     Condensed Balance Sheets                               3

     Statements of Operations                               4

     Statements of Cash Flows                               5

     Notes to Financial Statements                          6

  Remarks                                                  11

  Report of Independent Public Accountants                 11

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                    12

Part II.  Other Information                                24

Signature                                                  24

Exhibit Index                                              E-1

                FREEPORT-McMoRan COPPER & GOLD INC.
                  PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
               CONDENSED BALANCE SHEETS (Unaudited)

                                        September 30,    December 31,
                                            2001             2000
                                         ----------      ----------
                                               (In Thousands)
ASSETS
Current Assets:
 Cash and cash equivalents               $   32,874      $    7,968
 Restricted investments                      49,809               -
 Accounts receivable                        118,573         149,085
 Inventories                                375,883         400,607
 Prepaid expenses and other                   3,928          11,462
                                         ----------      ----------
   Total current assets                     581,067         569,122
Property, plant and equipment, net        3,206,402       3,248,710
Restricted investments                       90,750               -
Investment in PT Smelting                    55,209          56,154
Other assets                                102,256          76,755
                                         ----------      ----------
Total assets                             $4,035,684      $3,950,741
                                         ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued
  liabilities                            $  334,330      $  313,208
 Current portion of long-term debt
  and short-term borrowings                 112,990         202,294
 Unearned customer receipts                  65,660          28,688
 Rio Tinto share of joint venture
  cash flows                                 55,908          78,706
 Accrued income taxes                        31,071          11,016
                                         ----------      ----------
   Total current liabilities                599,959         633,912
Long-term debt, less current portion:
 FCX and PT Freeport Indonesia credit
  facilities                                214,000         760,000
 Convertible senior notes                   603,750               -
 Senior notes                               450,000         450,000
 Infrastructure asset financings            389,101         457,673
 Atlantic Copper debt                       233,128         246,727
 Equipment and other loans                   66,833          73,331
Accrued postretirement benefits and
 other liabilities                          118,160         112,831
Deferred income taxes                       651,028         599,536
Minority interests                          138,186         103,795
Redeemable preferred stock                  462,504         475,005
Stockholders' equity                        109,035          37,931
                                         ----------      ----------
Total liabilities and stockholders'
 equity                                  $4,035,684      $3,950,741
                                         ==========      ==========

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
               STATEMENTS OF OPERATIONS (Unaudited)

                         Three Months Ended        Nine Months Ended
                            September 30,            September 30,
                         -------------------    -----------------------
                           2001       2000         2001         2000
                         --------   --------    ----------   ----------
                            (In Thousands, Except Per Share Amounts)
Revenues                 $441,238   $473,837    $1,426,584   $1,338,777
Cost of sales:
Production and delivery   245,168    278,886       706,362      798,234
Depreciation and
 amortization              71,000     77,825       217,448      195,512
                         --------   --------    ----------   ----------
 Total cost of sales      316,168    356,711       923,810      993,746

Exploration expenses        1,989      2,915         6,460        6,724
Equity in PT Smelting
 (earnings) losses         (1,875)     5,383           945        9,020
General and
 administrative expenses   14,962     18,729        45,513       55,996
                         --------   --------    ----------   ----------
 Total costs and expenses 331,244    383,738       976,728    1,065,486
                         --------   --------    ----------   ----------
Operating income          109,994     90,099       449,856      273,291
Interest expense, net     (40,115)   (53,539)     (129,945)    (153,287)
Other income (expense),net (7,915)     5,598        (4,795)       5,014
                         --------   --------    ----------   ----------
Income before income
 taxes and
 minority interests        61,964     42,158       315,116      125,018
Provision for income taxes(40,285)   (34,752)     (173,308)     (93,477)
Minority interests in
 net income of
 consolidated
 subsidiaries              (8,247)    (7,252)      (35,855)     (21,832)
                         --------   --------    ----------   ----------
Net income                 13,432        154       105,953        9,709
Preferred dividends        (9,184)    (9,346)      (27,374)     (28,273)
                         --------   --------    ----------   ----------
Net income (loss)
 applicable to common
 stock                   $  4,248   $ (9,192)   $   78,579   $  (18,564)
                         ========   ========    ==========   ==========

Net income (loss) per
share of common stock:
     Basic                   $.03      $(.06)         $.55        $(.12)
                             ====      =====          ====        =====
     Diluted                 $.03      $(.06)         $.54        $(.12)
                             ====      =====          ====        =====

Average common shares
outstanding:
     Basic                143,973    150,088       143,944      156,597
                          =======    =======       =======      =======
     Diluted              144,658    150,088       144,907      156,597
                          =======    =======       =======      =======

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
               STATEMENTS OF CASH FLOWS (Unaudited)

                                         Nine Months Ended
                                           September 30,
                                       -----------------------
                                         2001           2000
                                       --------       --------
                                            (In Thousands)
Cash flow from operating activities:
Net income                             $105,953       $  9,709
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
 Depreciation and amortization          217,448        195,512
 Deferred income taxes                   51,171         18,707
 Equity in PT Smelting losses               945          9,020
 Minority interests' share
  of net income                          35,855         21,832
 Other, including change in
  deferred mining costs                 (19,284)        27,511
 (Increases) decreases in working capital:
   Accounts receivable                   30,347          5,090
   Inventories                           20,243        (30,571)
   Prepaid expenses and other             7,495          8,077
   Accounts payable and accrued
    liabilities                          22,884         93,019
   Rio Tinto share of joint
    venture cash flows                  (15,797)       (11,147)
   Accrued income taxes                  17,857        (41,838)
                                       --------       --------
 Decrease in working capital             83,029         22,630
                                       --------       --------
Net cash provided by operating
 activities                             475,117        304,921
                                       --------       --------

Cash flow from investing activities:
Purchase of restricted investments     (139,762)             -
PT Freeport Indonesia capital
 expenditures                          (109,400)      (117,950)
Atlantic Copper capital expenditures     (9,382)        (8,377)
Investment in PT Smelting                     -         (5,717)
Other                                     4,572             13
                                       --------       --------
Net cash used in investing activities  (253,972)      (132,031)
                                       --------       --------

Cash flow from financing activities:
Net proceeds from sale of
 convertible senior notes               582,619              -
Proceeds from other debt                 77,523        399,601
Repayments of debt                     (802,115)      (331,674)
Purchases of FCX common shares           (3,436)      (158,731)
Partial redemption of preferred         (10,386)       (11,893)
stock
Cash dividends paid:
 Preferred stock                        (27,419)       (28,464)
 Minority interests                      (6,786)       (31,757)
Other                                    (6,239)       (10,692)
                                       --------       --------
Net cash used in financing activities  (196,239)      (173,610)
                                       --------       --------
Net increase (decrease) in cash
 and cash equivalents                    24,906           (720)
Cash and cash equivalents at
 beginning of year                        7,968          6,698
                                       --------       --------
Cash and cash equivalents at end
 of period                             $ 32,874       $  5,978
                                       ========       ========

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                   NOTES TO FINANCIAL STATEMENTS

1.   CONVERTIBLE SENIOR NOTES
In August 2001, Freeport-McMoRan Copper & Gold Inc. (FCX) sold $603.8 million of 8 1/4% Convertible Senior Notes due 2006 for net proceeds of $582.6 million. Interest on the notes is payable semi-annually on January 31 and July 31 of each year. FCX may redeem some or all of the notes at any time after July 31, 2004 at specified redemption prices. A portion of the net proceeds was used to purchase $139.8 million of U.S. government securities, which secure and will be used to pay for the first six scheduled interest payments on the notes. The notes are otherwise unsecured. The remaining net proceeds were used to repay outstanding amounts under the FCX/PT Freeport Indonesia bank credit facilities.

     The notes are convertible, at the option of the holder, at any time on or prior to maturity into, at the option of the holder, shares of class A or class B common stock of FCX at a conversion price of $14.30 per share, which is equal to a conversion rate of approximately 69.9301 shares of class A or class B common stock per $1,000 principal amount of notes. The conversion rate is subject to adjustments.

2.   SUBSEQUENT EVENT - AMENDED BANK CREDIT FACILITIES
In October 2001, FCX and PT Freeport Indonesia amended their bank credit facilities to extend the maturities to December 2005. Aggregate commitments under the credit facilities total $734.0 million, including $253.4 million if FCX is required to perform in March 2002 under its guarantee of a loan of PT Nusamba Mineral Industri, leaving $480.6 million currently available. If FCX were to be required to perform under this guarantee, it would acquire rights and seek to recover the PT Indocopper Investama stock owned by Nusamba as provided by the financing documents, which are governed by Indonesian law.

     Borrowings under the credit facilities as of October 16, 2001, totaled $251.0 million for PT Freeport Indonesia and none for FCX. Amounts borrowed are available on a revolving basis until December 2003, at which time all borrowed amounts will become term loans, except for a $150.0 million revolver for working capital purposes. The initial interest rate on all borrowings is LIBOR plus 4.0 percent with annual increases of 0.125 percent.

     The credit facilities require that all available cash flow after debt service and capital expenditures be used to reduce outstanding amounts under the credit facilities, subject to limited exceptions. Amounts available under the credit facilities may be used to repay $250.0 million for FCX's 7.20% Senior Notes in November 2003 to the extent necessary. However, the credit facilities impose limitations on the amount of preferred stock FCX may redeem. If by August 2003 FCX has not extended the maturity of a specified amount of FCX's Gold-Denominated Preferred Stock beyond 2005, FCX will not thereafter be permitted to redeem or pay dividends on any of its preferred stock. FCX intends to undertake a refinancing or restructuring of its obligation to redeem the Gold-Denominated Preferred Stock before the mandatory redemption date in August 2003. The credit facilities prohibit common stock dividends and common stock purchases;
limit capital expenditures, investments, liens and transactions with affiliates and require that certain financial ratios be maintained. Security for obligations outstanding under the credit facilities includes most of PT Freeport
Indonesia's assets, 50.1 percent of the outstanding stock of PT
Freeport Indonesia, 49 percent of the outstanding stock of PT
Indocopper Investama owned by FCX, and a pledge of PT Freeport Indonesia's rights under its Contract of Work. PT Freeport
Indonesia also guarantees FCX's obligations under the credit facilities.

3.      EARNINGS PER SHARE
FCX's basic net income (loss) per share of common stock was calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share of common stock was calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period plus the net effect of dilutive stock options and restricted stock. Dilutive stock options represented 0.4 million shares in the third quarter of 2001 and 0.7 million shares in the 2001 nine-month period. Stock options representing less than 0.1 million shares in the third quarter of 2000 and 0.5 million shares in the 2000 nine-month period that otherwise would have been considered dilutive were excluded from the diluted net income
(loss) per share calculation because of the net losses for those periods. Dilutive restricted stock totaled 0.3 million shares in the third quarter of 2001 and in the 2001 nine-month period.

     Options excluded from the computation of diluted net income
(loss) per share of common stock because their exercise prices were greater than the average market price of the common stock during the respective periods totaled options for 12.1 million shares (average exercise price of $20.71 per share) in the third quarter of 2001, 14.7 million shares (average price of $19.17 per share) in the third quarter of 2000, 11.1 million shares (average price of $21.60 per share) in the 2001 nine-month period and 11.7 million shares (average price of $21.51 per share) in the 2000 nine-month
period.   FCX's convertible preferred stock and its recently issued
8 1/4% Convertible Senior Notes were not included in the computation of diluted net income (loss) per share of common stock because doing so would have increased diluted net income per share of common stock or decreased diluted net loss per share of common stock. The preferred stock was convertible into 11.7 million shares of common stock, and the related accrued dividends totaled $6.1 million in the third quarters of 2001 and 2000, and $18.4 million in the 2001 and 2000 nine-month periods. The senior notes were convertible into an average of 25.2 million shares in the third quarter of 2001 and an average of 8.5 million shares in the first nine months of 2001. Interest expense totaled $7.5 million for the 2001 periods.

4.   DERIVATIVE CONTRACTS
At times FCX and its subsidiaries have entered into derivative contracts to manage certain risks resulting from fluctuations in commodity prices (primarily copper and gold), foreign currency exchange rates and interest rates by creating offsetting market exposures. Effective January 1, 2001, FCX adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as subsequently amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation.

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

     FCX has entered into derivative contracts in limited instances to achieve specific objectives. Currently, the objectives principally relate to managing risks associated with foreign currency, commodity price and interest rate risks with Atlantic Copper's smelting operations, where certain derivative contracts are required under financing agreements. In addition, in response to volatility in the Indonesian rupiah and Australian dollar currencies, FCX has sought to manage certain foreign currency risks with PT Freeport Indonesia's mining operations. In the past, FCX entered into derivative contracts related to PT Freeport Indonesia's exposure to copper and gold prices, but activities in this regard since 1997 have been limited to establishing fixed prices for open copper sales under PT Freeport Indonesia's concentrate sales contracts. FCX does not enter into derivative contracts for speculative purposes. A summary of FCX's outstanding derivative instruments at September
30, 2001 and a discussion of FCX's risk management strategies for those designated as hedges follow.

Commodity Price Protection Contracts
From time to time, PT Freeport Indonesia has entered into forward and option contracts to hedge the market risk associated with fluctuations in the prices of commodities it sells. The primary objective of these contracts has been to set a minimum price and the secondary objective is to retain market upside, if available at a reasonable cost. As of September 30, 2001, FCX had no price protection contracts relating to its mine production. FCX has outstanding gold- and silver-denominated redeemable preferred stock with dividends and redemption amounts determined by commodity prices. FCX elected to continue its historical accounting for its redeemable preferred stock indexed to commodities under the provisions of SFAS 133 which allow such instruments issued before January 1, 1998 to be excluded from those instruments required to be adjusted for changes in their fair values. Therefore, FCX's redeemable preferred stock is recorded at its original issue value less redemptions, and totaled $462.5 million at September 30, 2001.

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

    At September 30, 2001, Atlantic Copper had forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. Although these contracts provide a hedge against changes in copper prices, they do not qualify for hedge accounting under SFAS 133 because Atlantic Copper bases its hedging contracts on its net sales/purchases position and contracts to hedge a net position do not qualify for hedge accounting under SFAS 133. Atlantic Copper held forward copper purchase contracts for 13.1 million pounds with a fair value of $(0.1) million recorded in accounts payable at September 30, 2001.

Foreign Currency Exchange Contracts
PT Freeport Indonesia and Atlantic Copper enter into foreign currency forward contracts to hedge the market risks of their forecasted costs denominated in a currency other than the U.S. dollar, their functional currency. The primary objective of these contracts is either to lock-in an exchange rate or to minimize the impact of adverse exchange rate changes.

    As of September 30, 2001, PT Freeport Indonesia had foreign currency forward contracts to hedge 24.0 million of its aggregate projected Australian dollar payments from October 2001 through December 2001, or approximately 50 percent of its aggregate projected remaining 2001 Australian dollar payments at an average exchange rate of $0.58 to one Australian dollar. PT Freeport Indonesia also had foreign currency forward contracts to hedge
599.4 billion of its aggregate projected Indonesian rupiah payments from October 2001 through December 2002, or approximately 50 percent of its projected remaining 2001 and 2002 rupiah payments, at an average exchange rate of 12,501 rupiahs to one U.S. dollar. Atlantic Copper had foreign currency forward contracts to hedge
139.2 million of its projected euro payments from October 2001 through December 2003, or approximately 44 percent of its projected remaining 2001 peseta/euro payments and approximately 63 percent of its projected 2002 and 2003 euro payments, at an average exchange rate of $1.01 per euro. The net fair value of PT Freeport Indonesia's and Atlantic Copper's foreign currency contracts at September 30, 2001 totaled $(8.9) million, of which $7.2 million was recorded in accounts receivable, $(8.1) million was recorded in accrued liabilities and $(8.0) million was recorded in other long-
term liabilities.   PT Freeport Indonesia and Atlantic Copper have
designated their foreign currency forward contracts as cash flow hedges. There was no hedge ineffectiveness for the outstanding contracts at September 30, 2001.

Interest Rate Contracts
Atlantic Copper entered into interest rate swap contracts to manage exposure to interest rate changes on a portion of its variable-rate debt. The primary objective of these contracts is to lock-in an interest rate considered to be favorable. As of September 30, 2001, Atlantic Copper had interest rate swap contracts at an average interest rate of 6.1 percent on $62.8 million of financing, reducing quarterly through December 2003. Atlantic Copper has designated its interest rate swap contracts as cash flow hedges and no ineffectiveness is expected from these hedges. The fair value of these interest rate swap contracts totaled $(3.7) million, $(2.6) million of which is recorded in accrued liabilities and $(1.1) million is recorded in other long-term liabilities at September 30, 2001.

      FCX and its subsidiaries adopted SFAS 133 on January 1, 2001; therefore, amounts reported for 2001 and 2000 are based on different accounting methods. Prior to 2001, changes in the market value of foreign currency exchange contracts were included in current earnings. Beginning in 2001, changes in the fair value of unrealized derivative contracts, including foreign currency exchange contracts that qualify as hedges, are not reported in current earnings, but are included in other comprehensive income (see Note 5).
A recap of gains (loss) charged to earnings for derivative contracts, embedded derivatives and redeemable preferred stock redemptions follows (in millions):

                                    Three Months Ended     Nine Months
                                       September 30,    Ended September 30,
                                    ------------------  -------------------
                                        2001    2000      2001     2000
                                       -----   -----     -----    -----
FCX:
 Silver-Denominated preferred stock    $ 2.1   $ 0.6     $ 2.1    $ 0.6
PT Freeport Indonesia:
 Foreign currency exchange contracts     0.4    (7.6)     (1.3)    (5.8)
 Forward copper contracts                  -    (6.0)        -      1.7
 Concentrate sales contracts           (16.1)    (a)     (39.0)     (a)
Atlantic Copper:
 Foreign currency exchange contracts    (0.9)  (19.1)     (2.2)   (26.9)
 Forward copper contracts               (0.6)   (0.3)      3.7     (1.2)
 Interest rate contracts                (0.5)    0.4      (0.4)     0.5


(a) Embedded derivatives in PT Freeport Indonesia's concentrate sales contracts did not require separate accounting before 2001.

5.    COMPREHENSIVE INCOME
The 2000 periods did not include any items of other comprehensive income. FCX's comprehensive income for the 2001 periods is summarized below (in thousands).

                                           Three Months   Nine Months
                                              Ended         Ended
                                           September 30  September 30
                                           ------------  ------------
     Net income applicable to common stock   $ 4,248       $78,579
     Other comprehensive income (loss):
      Cumulative effect of change
       in accounting for
       derivatives, no tax effect                -            (982)
      Change in unrealized
       derivatives' fair value
       (net of taxes of $3.4
        million and $1.7 million,
        respectively)                         10,055       (11,083)
      Reclass to earnings (net of tax
       benefit of $0.2 million and
       taxes of $0.5 million,
       respectively)                           1,148         3,245
                                             -------       -------
     Total comprehensive income              $15,451       $69,759
                                             =======       =======

6.   INTEREST COST
Interest expense excludes capitalized interest of $2.5 million in the third quarter of 2001, $2.0 million in the third quarter of 2000, $6.6 million in the first nine months of 2001 and $4.8 million in the first nine months of 2000.

7.   BUSINESS SEGMENTS
FCX has two operating segments: "mining and exploration" and "smelting and refining." The mining and exploration segment includes the copper and gold mining operations of PT Freeport Indonesia in Indonesia and FCX's Indonesian exploration activities. The smelting and refining segment includes Atlantic Copper's operations in Spain and PT Freeport Indonesia's equity investment in PT Smelting in Gresik, Indonesia. The segment data presented below were prepared on the same basis as the consolidated FCX financial statements.

                                        Smelting
                          Mining and      and      Eliminations      FCX
                          Exploration   Refining     and Other       Total
                          ----------    --------     ---------    ----------
                                            (In Thousands)
Three months ended
September 30, 2001:
Revenues                  $  343,300a   $200,007     $(102,069)b  $  441,238
Production and delivery      145,719     190,763       (91,314)b     245,168
Depreciation and
 amortization                 63,107       6,818         1,075        71,000
Exploration expenses           1,936         -              53         1,989
Equity in PT Smelting
 earnings                         -       (1,875)c         -          (1,875)
General and
 administrative expenses      11,217       2,092         1,653        14,962
                          ----------    --------     ---------    ----------
Operating income (loss)   $  121,321    $  2,209     $ (13,536)   $  109,994
                          ==========    ========     =========    ==========
Interest expense, net     $   20,137    $  6,102     $  13,876    $   40,115
                          ==========    ========     =========    ==========
Provision for income taxes$   37,272    $  1,034     $   1,979    $   40,285
                          ==========    ========     =========    ==========
Capital expenditures      $   35,384    $  2,053     $     677    $   38,114
                          ==========    ========     =========    ==========
Total assets              $3,228,401d   $667,461e    $ 139,822    $4,035,684
                          ==========    ========     =========    ==========

                                        Smelting
                          Mining and      and      Eliminations      FCX
                          Exploration   Refining     and Other       Total
                          ----------    --------     ---------    ----------
                                            (In Thousands)
Three months ended
September 30, 2000:
Revenues                  $  385,933a   $181,312     $ (93,408)b  $  473,837
Production and delivery      176,002     186,851       (83,967)b     278,886
Depreciation and
 amortization                 69,881       6,795         1,149        77,825
Exploration expenses           2,388         -             527         2,915
Equity in PT Smelting losses     -         5,383c          -           5,383

General and
 administrative expenses      14,751       2,346         1,632        18,729
                          ----------    --------     ---------    ----------
Operating income (loss)   $  122,911    $(20,063)    $ (12,749)   $   90,099
                          ==========    ========     =========    ==========
Interest expense, net     $   35,061    $  6,263     $  12,215    $   53,539
                          ==========    ========     =========    ==========
Provision (benefit)
 for income taxeS         $   34,107    $   (649)    $   1,294    $   34,752
                          ==========    ========     =========    ==========
Capital expenditures      $   30,281    $  4,506     $     293    $   35,080
                          ==========    ========     =========    ==========
Total assets              $3,284,279d   $674,532 e   $  22,362    $3,981,173
                          ==========    ========     =========    ==========

Nine months ended
September 30, 2001:
Revenues                  $1,124,408a   $553,532     $(251,356)b  $1,426,584
Production and delivery      404,360     540,614      (238,612)b     706,362
Depreciation and
 amortization                193,279      20,453         3,716       217,448
Exploration expenses           6,222         -             238         6,460
Equity in PT Smelting losses     -           945c          -             945
General and
 administrative expenses      34,035       6,264         5,214        45,513
                          ----------    --------     ---------    ----------
Operating income (loss)   $  486,512    $(14,744)    $ (21,912)   $  449,856
                          ==========    ========     =========    ==========
Interest expense, net     $   74,736    $ 20,321     $  34,888    $  129,945
                          ==========    ========     =========    ==========
Provision for income
 taxes                    $  151,801    $    988     $  20,519    $  173,308
                          ==========    ========     =========    ==========
Capital expenditures      $  108,025    $  9,382     $   1,375    $  118,782
                          ==========    ========     =========    ==========

Nine months ended
September 30, 2000:
Revenues                  $  953,313a   $607,994     $(222,530)b  $1,338,777
Production and delivery      454,490     597,091      (253,347)b     798,234
Depreciation and
 amortization                171,066      21,063         3,383       195,512
Exploration expenses           5,445         -           1,279         6,724
Equity in PT Smelting losses     -         9,020c          -           9,020
General and
 administrative expenses      44,768       6,520         4,708        55,996
                          ----------    --------     ---------    ----------
Operating income (loss)   $  277,544    $(25,700)    $  21,447    $  273,291
                          ==========    ========     =========    ==========
Interest expense, net     $  100,620    $ 19,111     $  33,556    $  153,287
                          ==========    ========     =========    ==========
Provision for income
 taxes                    $   68,863    $  1,079     $  23,535    $   93,477
                          ==========    ========     =========    ==========
Capital expenditures      $  117,290    $ 14,094     $     660    $  132,044
                          ==========    ========     =========    ==========


a.   Includes PT Freeport Indonesia sales to PT Smelting totaling
     $88.2 million in the third quarter of 2001, $101.2 million in the third quarter of 2000, $290.7 million in the nine-month period ended September 30, 2001 and $230.6 million in the nine-month period ended September 30, 2000.
b. Represents elimination of intersegment sales from PT Freeport Indonesia to Atlantic Copper and the change in deferred profits on intersegment sales remaining in Atlantic Copper's inventories.
c. Includes effect of changes in deferred intercompany profits on 25 percent of PT Freeport Indonesia's sales to PT Smelting that remain in PT Smelting's inventory at period end, totaling $2.8 million in the third quarter of 2001, $(1.8) million in the third quarter of 2000, $2.7 million in the nine-month period ended September 30, 2001 and $2.9 million in the nine-month period ended September 30, 2000.
d. Includes PT Freeport Indonesia's trade receivables with PT Smelting totaling $23.2 million at September 30, 2001 and $24.7 million at September 30, 2000.
e.   Includes PT Freeport Indonesia's equity investment in PT
     Smelting totaling $55.2 million at September 30, 2001 and $62.8 million at September 30, 2000.

8.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first nine months of 2001 and 2000 was 3.3 to 1 and 1.8 to 1, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.


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





             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of
Freeport-McMoRan Copper & Gold Inc.:


     We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware corporation) as of September 30, 2001, the related statements of operations for the three and nine-month periods ended September 30, 2001 and 2000, and the statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


New Orleans, Louisiana
October 16, 2001

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

     Summary comparative consolidated results for the third-quarter and nine-month periods ended September 30 follow (in millions, except per share amounts):

                                       Third Quarter           Nine Months
                                    ------------------     -------------------
                                     2001        2000        2001       2000
                                    ------      ------     --------   --------
Revenues                            $441.2      $473.8     $1,426.6   $1,338.8
Operating income                     110.0        90.1        449.9      273.3
Net income (loss) applicable to
 common stock                          4.2        (9.2)        78.6      (18.6)
Diluted net income (loss) per
 share of common stock                 .03        (.06)         .54       (.12)

     Our consolidated revenues include PT Freeport Indonesia's sale of copper concentrates, which also contain significant amounts of gold, and the sale by Atlantic Copper of copper anodes, cathodes, wire and wire rod, and gold in anodes and slimes. Our revenues and net income vary significantly with fluctuations in the market prices of copper and gold and other factors. At various times, in response to market conditions, we have entered into copper and gold price protection contracts for some portion of our expected future mine production to mitigate the risk of adverse price fluctuations. We currently have no copper or gold price protection contracts relating to our mine production. We have outstanding gold- and silver-denominated preferred stock with dividends and redemption amounts determined by commodity prices. Based on PT Freeport Indonesia's projected share of 2001 copper sales (1.4 billion pounds), a $0.01 per pound change in the average price realized would have an approximate $14 million impact on our revenues and an approximate $7 million impact on our net income. A $5 per ounce change in the average price realized on PT Freeport Indonesia's share of projected 2001 gold sales (2.6 million ounces) would have an approximate $13 million impact on our revenues and an approximate $6 million impact on our net income.

     Our third-quarter 2001 revenues were lower than the 2000 period mostly because of lower copper sales volumes and averaged realized prices, partly offset by higher gold sales volumes. Our nine-month 2001 consolidated revenues improved when compared with the 2000 period primarily because of higher copper and gold sales volumes, partly offset by lower average realized prices. A portion of PT Freeport Indonesia's copper sales are provisionally priced at the time of shipment and finally priced in subsequent periods based on prices in effect in those periods. Third-quarter 2001 revenues include reductions of $13.2 million ($6.4 million to net income or $0.04 per share) and third-quarter 2000 revenues benefited by $5.1 million ($2.5 million to net loss or $0.02 per share) from adjustments to prior period concentrate sales, mostly for copper pricing. Nine-month 2001 revenues include reductions of $2.8 million ($1.4 million to net income or $0.01 per share) for adjustments to year 2000 concentrate sales, while nine-month 2000 revenues benefited by $10.5 million ($5.1 million to net loss or $0.03 per share) for adjustments to year 1999 concentrate sales, mostly for copper pricing.

     From time to time we enter into foreign currency contracts to hedge our projected operating costs denominated in foreign currencies. On January 1, 2001, accounting standards for these types of hedging contracts changed (see Note 4). Prior to January 1, 2001, our foreign currency forward contracts did not qualify for hedge accounting and all changes in the market values of these contracts were included in earnings as they occurred.
As a result, our reported earnings prior to January 1, 2001 included the effects of changes in market value of all our outstanding foreign currency forward contracts, which were significant at times. The 2000 periods included losses charged to cost of sales totaling $26.7 million for the third quarter and $32.7 million for the nine-month period for changes in market value of foreign currency forward contracts, most of which would have been charged to other comprehensive income under the new accounting rules we adopted on January 1, 2001. Excluding the 2000 charges relating to marking-to-market our foreign currency contracts, consolidated costs of sales in the third quarter of 2001 were slightly lower than the 2000 quarter primarily because of lower PT Freeport Indonesia copper sales.

Lower cost of sales for the nine-month 2001 period compared with the 2000 period primarily reflects lower sales volumes at Atlantic Copper because of a major maintenance turnaround completed in April 2001.

     The improved results we recorded during 2001 for our equity interest in PT Smelting primarily reflect the recognition of deferred profits on PT Freeport Indonesia sales to PT Smelting and improvements in PT Smelting's operating results during 2001. General and administrative expenses during the third quarter of 2001 were lower than during the third quarter of 2000 when we recorded charges totaling $2.3 million for personnel severance costs. During the first nine months of 2001 general and administrative expenses were $10.5 million lower than during the 2000 period. In the first nine months of 2000 we recorded net charges of $7.6 million related to contribution commitments, personnel severance costs and stock appreciation rights. Our lower effective tax rate for the first nine months of 2001 primarily reflects the impact of higher income at PT Freeport Indonesia. The higher level of minority interests in net income of consolidated subsidiaries in the 2001 periods is also the result of improved earnings at PT Freeport Indonesia.

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

                                       Third Quarter          Nine Months
                                    ------------------     -----------------
                                     2001        2000       2001       2000
                                    ------      ------     ------     ------
Mining and exploration              $121.3      $122.9     $486.5     $277.5
Smelting and refining                  2.2       (20.1)     (14.7)     (25.7)
Intercompany eliminations and other  (13.5)      (12.7)     (21.9)      21.5
                                    ------      ------     ------     ------
FCX operating income a              $110.0      $ 90.1     $449.9     $273.3
                                    ======      ======     ======     ======


a. Profits on PT Freeport Indonesia's sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia's sales to PT Smelting are deferred until the final sale to third parties has occurred. Changes in the amount of these deferred profits impacted operating income by $(7.0) million in the third quarter of 2001, $(10.7) million in the third quarter of 2000, $(6.4) million in the nine-month 2001 period and $35.9 million in the nine-month 2000 period. Our consolidated quarterly earnings fluctuate depending on the timing and prices of these sales.

MINING AND EXPLORATION
A summary of increases (decreases) in PT Freeport Indonesia revenues between the periods follows (in millions):

                                                  Third        Nine
                                                 Quarter      Months
                                                  ------     --------
PT Freeport Indonesia revenues - 2000 periods     $385.9     $  953.3
Increases (decreases):
    Sales volumes:
        Copper                                     (32.5)       102.4
        Gold                                        72.8        266.2
    Price realizations:
        Copper                                     (73.3)      (140.7)
        Gold                                         0.6        (26.4)
    Adjustments, primarily for copper
     pricing on prior period open sales            (19.5)        (3.8)
    Treatment charges, royalties and other           9.3        (26.6)
                                                  ------     --------
PT Freeport Indonesia revenues - 2001 periods     $343.3     $1,124.4
                                                  ======     ========


     PT Freeport Indonesia's 2001 revenues for both the third-quarter and nine-month periods benefited from significant increases in gold sales volumes compared to the 2000 periods.
When compared to the 2000 periods, copper sales volumes declined by 10 percent in the 2001 third quarter but were 13 percent higher in the 2001 nine-month period, while gold sales volumes improved by 62 percent in the 2001 third quarter and by 79 percent in the 2001 nine-month period. Copper prices have declined throughout 2001 resulting in a $0.21 per pound or 24 percent decline in the third-quarter 2001 average realized price and a $0.13 per pound or 16 percent decline in the nine-month
2001 average realized price compared with the year-ago periods. Treatment charges in total were higher in the first nine months of 2001 primarily because of higher concentrate sales volumes and royalties were higher in 2001 primarily because of significantly higher gold sales volumes.

     PT Freeport Indonesia estimates its share of fourth-quarter 2001 sales to approximate 330 million pounds of copper and 440,000 ounces of gold, reflecting expected lower ore grades. Because of the immense size of the Grasberg ore body, there are periods such as the upcoming quarter when the sequencing of mining results in production from ore that is economical, but lower than average in grade. Net of Rio Tinto plc's joint venture interest, PT Freeport Indonesia's share of sales for 2001 is projected to approximate 1.4 billion pounds of copper and nearly 2.6 million ounces of gold, an increase from 2000 of over 650,000 ounces reflecting higher average gold ore grades and recoveries.

     PT Freeport Indonesia's concentrate sales agreements, with regard to copper, provide for provisional billings at the time of shipment with final pricing settlement generally based on the average London Metal Exchange (LME) price for a specified future month. Copper revenues on provisionally priced open pounds are adjusted monthly based on then-current forward prices. At September 30, 2001, we had consolidated copper sales totaling
175.4 million pounds recorded at an average price of $0.64 per pound remaining to be finally priced. Nearly all of these open pounds are expected to be finally priced during the fourth quarter of 2001. A one-cent movement in the average price used for these open pounds would have an approximate $0.9 million impact on our 2001 net income.

     At times PT Freeport Indonesia has entered into derivative contracts to manage certain risks resulting from fluctuations in commodity prices. During the first nine months of 2001 and as of September 30, 2001, PT Freeport Indonesia had no price protection programs in place for its copper and gold sales other than our gold-denominated preferred stock. At the beginning of each of the first three quarters of 2000, PT Freeport Indonesia entered into forward copper sales contracts to fix the price on its open concentrate sales. We recorded reductions in revenues totaling $6.0 million in the third quarter of 2000 and net additional revenues of $1.7 million in the first nine months of 2000 from these forward sales contracts.

PT Freeport Indonesia Operating Results

                                     Third Quarter             Nine Months
                                  -------------------     ---------------------
                                   2001        2000         2001         2000
                                  -------     -------     ---------   ---------
PT Freeport Indonesia,
 Net of Rio Tinto's Interest
Copper
     Production (000s of          341,000     362,500     1,077,200     958,300
      recoverable pounds)
     Sales (000s of               350,600     388,300     1,073,800     950,400
      recoverable pounds)
     Average realized price          $.65        $.86          $.70        $.83
Gold
     Production (recoverable      673,800     385,400     2,156,200   1,191,500
      ounces)
     Sales (recoverable           686,300     422,700     2,144,600   1,197,400
      ounces)
     Average realized price       $277.08     $276.23       $268.70     $281.02

Gross profit per pound of
  copper (cents):
Average realized price               65.4        86.3          69.9        83.0
                                  -------     -------     ---------   ---------
Production costs:
     Site production and delivery    40.7 a      43.7 b        37.4 a      46.9b
     Gold and silver credits        (55.1)      (31.3)        (54.8)      (36.7)
     Treatment charges               18.0        18.8          18.1        18.3
     Royalty on metals                1.7         1.3           1.9         1.3
                                  -------     -------     ---------   ---------
      Cash production costs           5.3        32.5           2.6        29.8
     Depreciation and amortization   18.0        18.0          18.0        18.0
                                  -------     -------     ---------   ---------
       Total production costs        23.3        50.5          20.6        47.8
                                  -------     -------     ---------   ---------
Adjustments, primarily for
 copper pricing on prior
 period sales                        (2.9)        1.9             -         0.2
                                  -------     -------     ---------   ---------
Gross profit per pound of copper     39.2        37.7          49.3        35.4
                                  =======     =======     =========   =========

                                     Third Quarter             Nine Months
                                  -------------------     ---------------------
                                   2001        2000         2001         2000
                                  -------     -------     ---------   ---------
PT Freeport Indonesia,
 100% Operating Statistics
Ore milled (metric tons per day)  244,600     221,500       238,100     223,900
Copper grade (percent)               0.96        1.09          1.04        0.99
Gold grade (grams per metric ton)    1.36        0.89          1.53        0.92
Recovery rate (percent)
     Copper                          85.3        88.8          87.1        87.1
     Gold                            89.9        82.1          89.0        83.7
Copper (000s of recoverable
 pounds)
     Production                   389,900     415,400     1,237,200   1,112,600
     Sales                        401,000     445,700     1,233,600   1,103,900
Gold (recoverable ounces)
     Production                   887,700     470,900     2,816,200   1,470,800
     Sales                        903,900     517,500     2,798,700   1,476,100

a. Net of deferred mining costs totaling $8.1 million (2.3 cents per pound) in the third quarter of 2001 and $26.2 million (2.4 cents per pound) in the first nine months of 2001. During the fourth quarter of 2000, PT Freeport Indonesia changed its estimated average ratio of waste rock to ore over the life of the mine in its deferred mining calculation to 1.6 to 1 from 2.4 to
    1. For additional information, see Note 1 to the consolidated financial statements in our annual report for the year ended December 31, 2000.
b. Net of deferred mining costs totaling $3.3 million (0.9 cents per pound) in the third quarter of 2000 and includes recaptured mining costs totaling $9.9 million (1.0 cents per pound) in the first nine months of 2000.

    PT Freeport Indonesia's 2001 production benefited from higher mill throughput rates, ore grades and gold recovery rates when compared with the prior-year periods. Mill throughput averaged a record 244,600 metric tons of ore per day during the third quarter of 2001. Third-quarter 2001 copper grades declined 12 percent compared to the prior-year quarter and were 5 percent higher for the nine-month period, while gold grades were 53 percent higher in the third quarter of 2001 and 66 percent higher in the first nine months of 2001 compared with the prior-year periods. Recovery rates remained strong for gold and achieved a quarterly record of 89.9 percent in the third quarter of 2001 reflecting high-recovery ore processed during the last four quarters and results of various enhanced recovery initiatives achieved at the mill. As previously reported, lower gold grades in the Grasberg pit during the first three quarters of 2000 reflected an expected mining of lower grade ore in accordance with the mine plan during that period and the gold grades in the first nine months of 2001 reflect a continuation of the improved grades that began to be mined during the fourth quarter of 2000. Ore grades to be mined in the next several months, particularly for gold, are expected to be lower than the higher grade material mined since the fourth quarter of 2000.

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

    Unit site production and delivery costs in the third quarter of 2001 averaged $0.41 per pound of copper, $0.03 per pound lower than the $0.44 reported in the third quarter of 2000, primarily because of the previously reported change in the estimated ratio of waste rock to ore over the life of the mine and the effect of weaker foreign currencies, partially offset by lower volumes. Gold credits of $0.55 per pound in the 2001 quarter were higher when compared with the 2000 quarter level of $0.31 per pound
primarily because of higher gold ore grades and sales.   Unit
site production and delivery costs and gold credits in the first nine months of 2001, compared with the 2000 period, benefited for the same reasons as third-quarter 2001 unit costs. Royalties were higher in the 2001 periods mostly because of higher gold sales volumes and totaled $5.8 million in the third quarter of 2001, $4.9 million in the third quarter of 2000, $20.1 million in the first nine months of 2001 and $12.0 million in the first nine months of 2000. Unit net cash production costs averaged less than $0.03 per pound in the first nine months of 2001 and for full-year 2001 are expected to average less than $0.10 per pound of copper.

    In September 2001, we established a trust for the benefit of those tribal communities in villages closest to PT Freeport Indonesia's operations for voluntary special recognition of their traditional land rights in the Grasberg mining area, as part of an agreement first outlined with these tribes in 1996. Under the agreement, PT Freeport Indonesia will fund $0.5 million per year to the trust, as long as certain conditions are met, and has provided $2.5 million representing funding for mid-1996 through mid-2001. PT Freeport Indonesia recorded a $2.2 million charged to third-quarter 2001 production costs for its share of the initial commitment.

    PT Freeport Indonesia has a labor agreement covering its hourly paid Indonesian employees, the key provisions of which are
renegotiated biannually.   PT Freeport Indonesia's labor
agreement was scheduled to expire on September 30, 2001. In June 2001, PT Freeport Indonesia and its workers agreed to terms for a new labor agreement that expires September 30, 2003. PT Freeport Indonesia's relations with the workers' union have generally been positive.

   We conduct the majority of our operations in Indonesia and Spain. Our functional currency is the U.S. dollar. All of our revenues are denominated in U.S. dollars; however, certain costs and asset and liability accounts are denominated in Indonesian rupiah, Australian dollars or Spanish pesetas/euros. Generally, our results are positively affected when the U.S. dollar strengthens against these foreign currencies and adversely affected when the U.S. dollar weakens against these foreign currencies.

     Since 1997, the Indonesian rupiah/U.S. dollar exchange rate has been volatile. One U.S. dollar was equivalent to 9,655 rupiahs at September 30, 2001, 11,430 rupiahs at June 30, 2001 and 9,215 rupiahs at December 31, 2000. PT Freeport Indonesia recorded gains (losses) to production costs totaling $(0.3) million during the third quarter of 2001, $0.2 million during the third quarter of 2000, $(1.0) million during the first nine months of 2001 and $(0.5) million during the first nine months of 2000 related to its rupiah-denominated net assets. A weakened rupiah currency results in lower reported costs by PT Freeport Indonesia, primarily lower labor costs. At estimated annual aggregate rupiah payments of 800 billion and a September 30, 2001 exchange rate of 9,655 rupiahs to one U.S. dollar, a one-thousand-rupiah increase in the exchange rate would result in an approximate $8 million decrease in annual operating costs and a one-thousand-rupiah decrease in the exchange rate would result in an approximate $10 million increase in annual operating costs, before any hedging effects.

     In April 2000, PT Freeport Indonesia entered into foreign currency forward contracts to hedge a portion of its aggregate anticipated Australian dollar payments for the remainder of 2000 and for 2001. As of September 30, 2001, these contracts hedge
24.0 million of Australian dollar payments from October 2001 through December 2001, or approximately 50 percent of aggregate projected remaining 2001 Australian dollar payments at an average exchange rate of $0.58 to one Australian dollar. The exchange rate was $0.49 to one Australian dollar at September 30, 2001. Each $0.01 change in the U.S. dollar/Australian dollar exchange rate impacts the September 30, 2001 market value of these contracts by approximately $0.2 million.

     In July 2000, PT Freeport Indonesia entered into foreign currency forward contracts to hedge a portion of its aggregate projected April through July 2001 Indonesian rupiah payments. In June 2001, PT Freeport Indonesia entered into additional foreign currency forward contracts to hedge a portion of its aggregate projected August 2001 through December 2002 rupiah payments. As of September 30, 2001, the rupiah contracts hedge 599.4 billion of rupiah payments from October 2001 through December 2002, or approximately 50 percent of projected remaining 2001 rupiah payments and 2002 rupiah payments at an average exchange rate of 12,501 rupiahs to one U.S. dollar. Each 1,000-rupiah change in the Indonesian rupiah/U.S. dollar exchange rate impacts the September 30, 2001 market value of these contracts by approximately $5 million. PT Freeport Indonesia recorded net realized gains (losses) to production costs related to matured Australian dollar and Indonesian rupiah contracts totaling $0.4 million in the third quarter of 2001 and $(1.3) million in the first nine months of 2001, compared to losses of $7.6 million in the third quarter of 2000 and $(5.8) million in the first nine months of 2000 for all outstanding currency hedging contracts in the 2000 periods.

     Under new accounting standards that became effective January 1, 2001 gains or losses on qualifying hedging contracts are recognized in earnings as the contracts are settled, with changes in the fair value of outstanding contracts reflected in Other Comprehensive Income, a component of stockholders' equity, until realized (see Notes 4 and 5). We recorded net gains of $4.2 million to Other Comprehensive Income in the third quarter of 2001 and $2.9 million in the first nine months of 2001 for PT Freeport Indonesia's outstanding currency hedging contracts at September 30, 2001.

Exploration Activities
Our reserve extension drilling program has been completed at the Ertsberg Stockwork Zone (ESZ), adjacent to the Deep Ore Zone
(DOZ) mine. The results indicate an expansion of the footprint of the lower ESZ mining block and additional filling in of ore between the DOZ mine reserve and the ESZ reserve. We are currently evaluating the potential for exploiting the two deposits as one, by an outward extension of the DOZ mine infrastructure. Exploration drilling also continues at the Grasberg Underground. This drilling at the perimeter of the Grasberg intrusion is directed at closing the gap between the Grasberg block cave mine reserve and the Kucing Liar mine reserve. The exploration drilling program at GBT-A (also previously referred to as Guru Ridge) has been completed. With current copper and gold metals prices, we will not pursue current development of this surface deposit, but will continue to study and evaluate the prospect and mining opportunities for other smaller near-surface ore bodies, including the Dom ore body.

     Field exploration activities outside of our current mining operations area have been temporarily suspended pending the resolution of security and regulatory issues involving a possible conflict between our mining and exploration rights under our Contract of Work and the requirements of certain recently enacted Indonesian forestry laws.

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

Atlantic Copper Operating Results

                                     Third Quarter             Nine Months
                                   ------------------     ------------------
                                    2001        2000        2001       2000
                                   -------    -------     -------    -------
Cash margin (in millions)            $10.0      $13.7       $14.7      $38.3
Operating income(loss)(in millions)   $0.3     $(14.7)     $(13.8)    $(16.7)
Concentrate treated (metric tons)  240,100    245,200     640,900    728,400
Anode production (000s of pounds)  169,600    164,300     447,900    510,400
Cathode, wire rod and wire
 sales (000s of pounds)            138,000    143,200     402,700    427,400
Gold sales in anodes and
 slimes (ounces)                   274,900    119,000     564,100    503,400

     Atlantic Copper's cash margin, revenues less production costs, was $3.7 million lower in the 2001 quarter compared with the 2000 quarter primarily because of lower sales volumes and higher unit costs for refined copper cathodes. Cash margins were $23.6 million lower in the first nine months of 2001 compared with the first nine months of 2000 primarily because of a scheduled 27-day major maintenance turnaround in April 2001. The major maintenance turnaround was completed on schedule at a total cost of approximately $15 million (approximately $9 million of direct costs and $6 million related to lower sales volumes). Atlantic Copper's cathode cash production costs per pound of copper, before currency hedging, averaged $0.12 in the third quarter of 2001 and $0.10 in the third quarter of 2000. The higher unit costs in the 2001 quarter primarily reflect a stronger peseta currency. For the first nine months of 2001 cathode cash production costs were $0.15 per pound of copper, compared with $0.11 in the first nine months of 2000. The increase in unit costs in the nine-month period primarily reflects the effects of lower production volumes and the costs resulting from the turnaround. The next scheduled major maintenance turnaround is not anticipated for another three years. Atlantic Copper's treatment rates (including price participation) averaged $0.17 per pound in the reported 2001 and 2000 periods, which is at historically low levels.

     Atlantic Copper recorded operating income of $0.3 million in the third quarter of 2001, compared with losses of $14.7 million in the 2000 period. Atlantic Copper's operating results include a $0.9 million loss in the third quarter of 2001 and a $2.2 million loss in the first nine months of 2001 on currency hedging contracts maturing during the periods compared to a $19.1 million charge in the third quarter of 2000 and a $26.9 million charge in the first nine months of 2000 for all outstanding currency hedging contracts in the

2000 periods. Under new accounting
standards discussed previously and in Note 4, Atlantic Copper recorded gains to Other Comprehensive Income totaling $8.4 million in the third quarter of 2001 and charges totaling $8.0 million in the first nine months of 2001 for its outstanding currency hedging contracts at September 30, 2001.

     Atlantic Copper had peseta/euro-denominated net monetary liabilities at September 30, 2001 totaling $68.2 million recorded at an exchange rate of 182.2 pesetas to one U.S. dollar or $0.91 per euro. The December 31, 2000 exchange rate was 178.8 pesetas to one U.S. dollar or $0.93 per euro and the June 30, 2001 exchange rate was 196.2 pesetas to one U.S. dollar or $0.85 per euro. Adjustments to Atlantic Copper's peseta/euro-denominated net liabilities to reflect changes in the exchange rate are recorded in other income (expense) and totaled gains (losses) of $(4.4) million in the third quarter of 2001, $5.9 million in the third quarter of 2000, $(0.1) million in the first nine months of 2001 and $8.0 million in the first nine months of 2000.

     At estimated annual peseta/euro payments of 15 billion pesetas/90 million euros and a September 30, 2001 exchange rate of 182.2 pesetas to one U.S. dollar or $0.91 per euro, a 10-peseta/$0.06 increase or decrease in the exchange rate would result in an approximate $4.5 million change in annual costs, before any hedging effects.

     As part of refinancing its debt in June 2000, Atlantic Copper was required to significantly expand its program to hedge anticipated peseta/euro-denominated operating costs. At September 30, 2001, Atlantic Copper had contracts to purchase
23.2 billion pesetas/139.2 million euros from October 2001 through December 2003 at an average exchange rate of 164.6 pesetas per one U.S. dollar or $1.01 per euro. These contracts currently hedge approximately 44 percent of Atlantic Copper's projected remaining 2001 peseta/euro disbursements and approximately 63 percent of Atlantic Copper's projected 2002 and 2003 euro disbursements. Each $0.01 change in the US$/euro exchange rate impacts the September 30, 2001 market value of these contracts by approximately $1.4 million.

PT Smelting Operating Results

                                  Third Quarter      Nine Months
                                 ---------------   ---------------
                                 2001      2000     2001     2000
                                 -----    ------   ------   ------
                                            (In millions)
PT Freeport Indonesia share of
  net losses                     $ 0.9    $  3.6   $  3.6   $ 11.9
PT Freeport Indonesia profits
  deferred (recognized)           (2.8)      1.8     (2.7)    (2.9)
                                 -----    ------   ------   ------
    Equity in PT Smelting
     (earnings) losses           $(1.9)   $  5.4   $  0.9   $  9.0
                                 =====    ======   ======   ======

PT Freeport Indonesia sales to
  PT Smelting                    $88.2    $101.2   $290.7   $230.6
                                 =====    ======   ======   ======

     PT Freeport Indonesia accounts for its 25 percent interest in PT Smelting under the equity method and has provided PT Smelting with all of its concentrate requirements. PT Smelting operated at 111 percent of its full design capacity of 200,000 metric tons of copper per year during the third quarter of 2001 and at 108 percent of its full design capacity during the first nine months of 2001. Concentrate treated during the third quarter of 2001 totaled 178,800 metric tons, 4 percent below the year-ago quarter. Third-quarter 2001 cathode production increased by 14 percent when compared to the year-ago period, resulting in a 20 percent increase in PT Smelting's cathode sales in the 2001 quarter over the 2000 quarter. PT Smelting shut down the smelter, as planned, at the end of March 2000 for the tie-in of a new third anode furnace as well as for planned maintenance. The smelter restarted at the end of April 2000. Anode production was 38 percent higher and cathode production was 49 percent higher in the first nine months of 2001 compared with the first nine months of 2000. PT Smelting's cathode cash production costs per pound of copper totaled $0.12 in the 2001 quarter and first nine months of 2001, compared with $0.09 in the 2000 quarter and $0.13 in the first nine months of 2000. Unit costs were higher in the 2001 quarter compared with the prior-year period because of higher maintenance costs.

     Our revenues include PT Freeport Indonesia's sales to PT Smelting, but we defer recognizing profits on 25 percent of PT Freeport Indonesia sales to PT Smelting that are still in PT Smelting's inventory at the end of the period. The effect of changes in these deferred profits was the deferral (recognition) of profits totaling $(2.8) million in the third quarter of 2001, $1.8 million in the third quarter of 2000, $(2.7) million in the first nine months of 2001 and $(2.9) million in the first nine months of 2000.

OTHER FINANCIAL RESULTS
The FCX/Rio Tinto joint ventures incurred exploration costs of $3.7 million in the 2001 third quarter, $4.2 million in the 2000 third quarter, $10.8 million in the 2001 nine-month period and $9.7 million in the 2000 nine-month period. All costs in the joint venture areas are now being shared 60 percent by us and 40 percent by Rio Tinto.

     Third-quarter 2001 general and administrative expenses of $15.0 million were $3.7 million lower than the $18.7 million reported in the 2000 quarter primarily because of a $2.3 million charge in the 2000 period for personnel severance costs. Nine-month 2001 general and administrative expenses were $10.5 million lower compared to the 2000 period primarily because of a $6.0 million charge in 2000 for contribution commitments to support small business development programs within Irian Jaya (Papua) that were paid over a two-year period and $3.1 million of charges for personnel severance costs. Partially offsetting these charges was a $1.5 million reversal of previously recorded charges relating to stock appreciation rights because of a decrease in our common stock price.

     Our total interest costs (before capitalization) were $42.6 million in the 2001 quarter, $55.5 million in the 2000 quarter, $136.5 million in the first nine months of 2001 and $158.1 million in the first nine months of 2000. The decrease in interest costs reflects lower debt levels and interest rates. We capitalized $2.5 million of interest costs in the third quarter of 2001, $2.0 million in the third quarter of 2000, $6.6 million in the first nine months of 2001 and $4.8 million in the first nine months of 2000.

     Our effective tax rate was 55 percent for the first nine months of 2001 and 75 percent for the first nine months of 2000. PT Freeport Indonesia's Contract of Work provides a 35 percent corporate income tax rate and a withholding tax rate of 10 percent (based on the tax treaty between Indonesia and the United States) on dividends and interest paid to us by PT Freeport Indonesia. No income taxes are recorded at Atlantic Copper, which is subject to taxation in Spain, because it has not generated significant taxable income in recent years and has substantial tax loss carryforwards for which no financial statement benefit has been provided. Additionally, we only receive a small U.S. tax benefit on costs incurred by our parent company because it has no U.S.-sourced income. As a result, our effective tax rate varies with the level of earnings at PT Freeport Indonesia, Atlantic Copper and the parent company. The lower effective tax rate for the first nine months of 2001 primarily reflects the impact of higher income at PT Freeport Indonesia.

NEW ACOUNTING STANDARD AND ENVIRONMENTAL MATTERS
In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, we are required to use a cumulative-effect approach through earnings to recognize transition amounts for any existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation. We have begun work on identifying and quantifying our asset retirement obligations in accordance with the new standard, but currently do not expect to adopt the new rules before January 1, 2003.

   The cost of complying with environmental laws is a fundamental cost of our business. We incurred environmental capital expenditures and other environmental costs totaling $106.1 million in 2000, $73.3 million in 1999 and $111.5 million in 1998, including levee maintenance and mine reclamation. In 2001, we expect to incur approximately $47 million of environmental capital expenditures, including $18.0 million of capital expenditures in connection with our construction of a treatment facility at the mill level to remove and recover copper from acid rock drainage resulting from mining and overburden storage operations, and $46 million of other environmental costs. These environmental capital expenditures are part of our overall 2001 capital expenditure budget.

CAPITAL RESOURCES AND LIQUIDITY
Net cash provided by operating activities was $475.1 million for the first nine months of 2001, compared with $304.9 million for the 2000 period. Net cash used in investing activities totaled $254.0 million in the 2001 period, compared with $132.0 million in the 2000 period. Net cash used in financing activities totaled $196.2 million in 2001 compared with $173.6 million in 2000.

Operating Activities
Higher net income and working capital changes in the first nine months of 2001 resulted in a $170.2 million increase in operating cash flow to $475.1 million, compared with $304.9 million reported in the year-ago period. The $83.0 million net decrease in working capital for the first nine months of 2001 primarily reflects decreases in accounts receivable and inventories. The net $22.6 million decrease in working capital for the first nine months of 2000 primarily reflects an increase in accounts payable and accrued liabilities, partly offset by an increase in inventories and the payment of income taxes.

Investing Activities
As part of our refinancing transactions discussed below, we sold $603.8 million of 8 1/4% Convertible Senior Notes due January 2006. The terms of these notes required that we use $139.8 million of the proceeds to purchase a portfolio of U.S. government securities, which secure and will be used to pay for the first six scheduled interest payments on the notes. The notes are otherwise unsecured.

   Our nine-month 2001 capital expenditures were slightly lower compared to the 2000 period primarily because we paid for previously purchased mine equipment in the first half of 2000. Our capital expenditures for 2001 are expected to total approximately $170 million, including $40 million for continued development of the Deep Ore Zone underground ore body, which started production in 2000 and is expected to reach full production of 25,000 metric tons of ore per day in mid-2002. Capital expenditure funding is expected to be provided by operating cash flows.

Financing Activities
In August 2001, we sold $603.8 million of 8 1/4% Convertible Senior Notes due 2006 (Convertible Notes) for net proceeds of $582.6 million. A portion of the net proceeds were used to purchase
U.S. government securities for $139.8 million as security for the first six semi-annual interest payments on the Convertible Notes (see Investing Activities above) and the remaining net proceeds were used to repay outstanding amounts under our bank credit facilities. During the first nine months of 2000 we had net borrowings of $67.9 million and paid $158.7 million for purchases of our common stock. Our annual mandatory partial redemptions of our Silver-Denominated Preferred Stock totaled
$10.4 million in August 2001 and $11.9 million in August 2000.
Five annual redemption payments remain and will vary with the price of silver. Cash dividends to minority interests owners declined from $31.8 million in the first nine months of 2000 to $6.8 million in the first nine months of 2001 because of lower PT Freeport Indonesia dividends.

     As discussed in our Form 10-K for the year ended December 31, 2000, we guarantee a $253.4 million loan to PT Nusamba Mineral Industri (Nusamba), which matures in March 2002. Based on current market conditions, we may be required to perform under the guarantee. See "Amended Bank Credit Facilities" below. We also agreed to lend Nusamba any amounts necessary to cover shortfalls between the interest payments on the loan and dividends received by Nusamba on the PT Indocopper Investama stock. At September 30, 2001, we had loaned $65.3 million to Nusamba for this purpose. The amount of any future shortfalls will depend primarily on the level of PT Freeport Indonesia's dividends to PT Indocopper Investama. The total of the guaranteed loan and the amounts we have subsequently loaned to Nusamba have exceeded the original purchase price ($315 million) of Nusamba's acquisition of its interest in PT Indocopper Investama. Any amounts in excess of the $315 million original purchase price we loan to Nusamba are charged to other expense, including $3.6 million in the third quarter of 2001 and $3.7 million in the first nine months of 2001.

     In June 2000, our Board of Directors authorized a 20-million-share increase in our open market share purchase program, bringing the total shares approved for purchase under this program to 80 million. During the first nine months of 2001, we purchased 0.2 million of our shares (all during the first quarter) for $1.6 million, $8.35 per share. During the first nine months of 2000, we acquired 15.0 million of our shares for $167.5 million (an average of $11.13 per share). Our cash flows statement reflects only $158.7 million paid for stock purchases in the first nine months of 2000 because we paid $8.8 million in October 2000. From inception of these programs in July 1995 through October 16, 2001, we have purchased a total of 70.7 million shares for $1.24 billion (an average of $17.53 per share) and approximately 9.3 million shares remain available under the program. The timing of future purchases is dependent upon many factors, including the price of common shares, our business and financial position, and general economic and market conditions. Our amended bank credit facilities also include prohibitions on common stock repurchases. See "Amended Bank Credit Facilities" discussion.

Amended Bank Credit Facilities
In October 2001, we amended our bank credit facilities to extend the maturities and to provide a mechanism for financing any obligations we may have under our guarantee of the commercial bank loan to PT Nusamba Mineral Industri. We believe that the credit facilities, together with our cash flows from operations, will enable us to fund our ongoing capital expenditures and meet our debt maturities over the next several years.

* Commitments and Availability. Aggregate commitments under the credit facilities total $734.0 million, including $253.4 million if FCX is required to perform in March 2002 under its guarantee of a loan of Nusamba, leaving $480.6 million currently available. Of the $480.6 million currently available, borrowings on October 22, 2001 were $266.0 million.

     Nusamba indirectly owns 4.7 percent of PT Freeport Indonesia through its approximate 51 percent ownership of PT Indocopper Investama. To secure its commercial bank loan, Nusamba pledged its ownership in PT Indocopper Investama. If Nusamba does not pay the loan when due and we are required to perform under the guarantee, we would fund the $253.4 million obligation through a term loan under the amended credit facilities and would acquire rights and seek to recover the PT Indocopper Investama stock as provided by the Nusamba financing documents, which are governed by Indonesian law.

* Maturities and Term Loan Conversion. Amounts that we borrow under the credit facilities will mature on December 31, 2005. On
December 31, 2003 all revolving loans will become term loans, except for a $150.0 million revolver for working capital purposes.

     We are able to use the amounts available under the credit facilities to pay interest and principal requirements on our other debt when due. We are required to use all available cash flow after debt service and capital expenditures to reduce amounts outstanding under the credit facilities, subject to limited exceptions.

* Mandatory Repayments and Reductions in Commitments. If we raise proceeds from future offerings, 25 percent of the proceeds from debt issuances and 50 percent of the proceeds from equity issuances will be available to us for general corporate purposes so long as commitments are reduced with the balance of such financing proceeds. All other proceeds from financings and all available cash of FCX and PT Freeport Indonesia will be used to pay outstanding borrowings under the credit facilities and the commitments under the facilities will be reduced by those amounts, except as necessary to maintain availability to repay $250.0 million for the 7.20% senior notes and to preserve the $150.0 million revolving facility that will continue to be available through December 31, 2005.

* Interest Rates. Interest rates on all loans under the credit facilities, including any amounts used to fund our obligations under the Nusamba guarantee, are LIBOR plus 4.0 percent with annual increases of 0.125 percent, subject to potential reductions if our credit ratings improve.

* Gold-Denominated Preferred Stock Due in 2003. Prior to the mandatory redemption date in August 2003, we intend to refinance or restructure our obligation to redeem our Gold-Denominated Preferred Stock. Under the credit facilities, we have limitations on the amount of preferred stock we may redeem and, if by August 2003 we have not extended the maturity of 80 percent of the Gold-Denominated Preferred Stock beyond 2005, we will not thereafter be permitted to redeem or pay dividends on any of our preferred stock.

* Other Covenants. The covenants under the credit facilities include (a) a minimum consolidated debt service coverage ratio of 1.25:1.0 through December 2002, and thereafter 1.5:1.0 and (b) a maximum ratio of consolidated debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) equal to 4.25:1.0 through September 30, 2002, and thereafter 3.5:1.0. The covenants also include prohibitions on common stock dividends and common stock repurchases, prohibitions on changes in control of FCX or PT Freeport Indonesia, limitations on capital expenditures to specified budgets, limitations on investments, limitations on liens, limitations on transactions with affiliates, and a requirement to implement minimum hedging protection for copper prices under certain circumstances.

* Security and Guarantees. Our obligations under the credit facilities are secured by a first security lien on most of PT Freeport Indonesia's assets and by our pledge of (1) 50.1 percent of the outstanding capital stock of PT Freeport Indonesia, (2) the approximate 49 percent of the outstanding capital stock of PT Indocopper Investama owned by us and (3) the approximate 51 percent of the outstanding capital stock of PT Indocopper Investama securing the original Nusamba loan, if acquired by us. PT Freeport Indonesia's obligations also continue to be secured by its pledge of its rights under the Contract of Work. In addition, PT Freeport Indonesia guarantees FCX's obligations under the credit facilities.

* Revised Debt and Redeemable Preferred Stock Maturities. Below is a summary of our debt and redeemable preferred stock maturities, including the Nusamba loan maturity, based on loan balances as of September 30, 2001, and gold and silver prices (which determine the preferred stock redemption amounts) as of September 28, 2001
(in millions):

                        2001   2002    2003    2004   2005     2006  Thereafter
                       -----  ------  ------  -----  ------  --------  ------
Bank credit
 facilities a          $   -  $    -  $    -  $   -  $214.0  $      -  $    -
Infrastructure
 financings and
 equipment loans        16.4   112.5    56.9   62.3    45.6      47.7   187.1
7.20% Senior Notes
 due 2026 b                -       -   250.0      -       -         -       -
7.50% Senior Notes
 due 2006 c                -       -       -      -       -     200.0       -
Convertible Notes          -       -       -      -       -     603.8       -
Atlantic Copper
 facilities and other    3.0    75.6    20.1   10.1    24.1      24.1   116.5
                       -----  ------  ------  -----  ------  --------  ------
  Total debt maturities 19.4   188.1   327.0   72.4   283.7     875.6   303.6
Nusamba loan guarantee d   -       -       -      -   253.4         -       -
Redeemable preferred
 stock e                   -    10.9   185.4   10.9    10.9     136.0       -
                       -----  ------  ------  -----  ------  --------  ------
  Total maturities     $19.4  $199.0  $512.4  $83.3  $548.0  $1,011.6  $303.6
                       =====  ======  ======  =====  ======  ========  ======

a. Reflects December 2005 maturity based on credit facilities closed on October 19, 2001.
b. Although due in 2026, the holders of the 7.20% senior notes may, and are expected to, elect early repayment in November 2003.
c.  Due November 15, 2006.
d.  If we are required to perform under this guarantee in March
    2002, we intend to fund the $253.4 million obligation under our credit facilities.
e.  Represents $10.9 million each year for our Silver-
    Denominated Preferred Stock, $174.5 million in August 2003 for our Gold-Denominated Preferred Stock, and $125.1 million in February 2006 for our Gold-Denominated Preferred Stock, Series II.

DEVELOPMENTS IN INDONESIA
Indonesia's economic recovery remains vulnerable to ongoing political and social tensions. In July 2001, Indonesia's highest political institution, the People's Consultative Assembly, elected then Vice President Megawati Sukarnoputri as the new President. The international community, including the United States, has expressed support for the newly elected President.
In late September 2001, President Sukarnoputri visited the United States for nine days and met with U.S. President George W. Bush and other U.S. Government officials. President Sukarnoputri announced Indonesia's strong support for the U.S. war against terrorism and won U.S. support for Indonesia's territorial integrity and for renewed ties with Indonesia's military. The U.S. also announced a new assistance package for Indonesia, including funds for judicial reform, police training, refugee aid, trade and finance initiatives as well as the granting of duty-free status to additional Indonesian exports. Her comments in public and in private with U.S. business and financial groups provided strong reassurance that the Indonesian government would honor all of its contracts and commitments and take steps to restore order and certainty.

     Since the September 11 attacks on the World Trade Center in New York, the Sukarnoputri government has been criticized by certain political and religious sects for its support of the U.S. Indonesia is the world's most populous Muslim country and there have been anti-American protests in Jakarta, the capital city of Indonesia. Most observers agree that the demonstrations do not reflect a change for Indonesia's overwhelmingly moderate Muslims, but rather are being orchestrated by a small group of radical Muslims.

     In Irian Jaya (Papua), where Christianity is the predominant religion of the local population, there have been sporadic attacks by separatists and sporadic conflicts between separatists and the Indonesian military. Our mining operations have continued to operate normally. No incidents of violence have occurred in PT Freeport Indonesia's area of operations, where the local community leaders continue to support peaceful solutions to the complex issue of regional autonomy.

CAUTIONARY STATEMENT
Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our performance in the future. Forward-looking statements are all statements other than historical facts, such as those regarding anticipated sales volumes, ore grades, production costs, capital expenditures, cash flows, political, economic and social conditions in our areas of operations, treatment charge rates and
exploration efforts and results.   We caution you that these
statements are not guarantees of future performance, and our actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include unanticipated declines in the average grades of ore mined, unanticipated milling and other processing problems, labor relations, weather conditions, the speculative nature of mineral exploration, fluctuations in interest rates and other adverse financial market conditions, and other factors described in more detail under the heading "Cautionary Statements" in our Form 10-K for the year ended December 31, 2000.

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

     On March 21, 2000 the trial court dismissed the entire case with prejudice, granting FCX's exception of no cause of action. On March 24, 2000, the plaintiff filed a petition of appeal to the Louisiana Fourth Circuit. FCX will continue to defend this action vigorously. Oral arguments were held in August 2001.

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


Item 6.   Exhibits and Reports on Form 8-K.
     (a) The exhibits to this report are listed in the Exhibit Index beginning on Page E-1 hereof.
     (b) During the quarter for which this report is filed, the registrant filed three Current Reports on Form 8-K dated July 30, 2001, August 2, 2001 and September 24, 2001 reporting information under Item 5.


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

Date:  November 1, 2001

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

  4.12 Form of Silver-Denominated Depositary Receipt. Incorporated by reference to Exhibit 4.1 to the July 15, 1994, Form 8-A.

  4.13 Amended and Restated Credit Agreement dated as of October 19, 2001 among FCX, PT Freeport Indonesia, the several financial institutions that are parties thereto, U.S. Bank Trust National Association, as PT Freeport Indonesia Trustee, J.P. Morgan Securities Inc., as arranger, and The Chase Manhattan Bank as administrative agent, security agent, JAA security agent and documentary agent.

  4.14 Senior Indenture dated as of November 15, 1996 from FCX to The Chase Manhattan Bank, as Trustee. Incorporated by reference to
       Exhibit 4.1 to the Current Report on Form 8-K of FCX dated
       November 13, 1996 and filed November 15, 1996.

  4.15 First Supplemental Indenture dated as of November 18, 1996 from FCX to The Chase Manhattan Bank, as Trustee, providing for the issuance of the Senior Notes and supplementing the Senior Indenture dated November 15, 1996 from FCX to such Trustee, providing for the issuance of Debt Securities. Incorporated by reference to Exhibit 4.20 to the FCX 1996 Form 10-K.

  4.16 Certificate of Designations of Series A Participating
       Cumulative Preferred stock of FCX. Incorporated by reference to Exhibit 4.25 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 2000 (the FCX 2000 First Quarter Form 10-Q).

  4.17 Rights Agreement dated as of May 3, 2000 between FCX and
       Chasemellon Shareholder Services, L.L.C., as Rights Agent.
       Incorporated by reference to Exhibit 4.26 to the FCX 2000 First Quarter Form 10-Q.

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

                 Freeport-McMoRan Copper & Gold Inc.
                            EXHIBIT INDEX

Exhibit
Number                      Description
-------                     -----------
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

 10.10 Option, Mandatory Purchase and Right of First Refusal Agreement dated as of December 19, 1997 among PT Freeport Indonesia, P.T. Puncakjaya Power, Duke Irian Jaya, Inc., Westcoast Power, Inc. and P.T. Prasarana Nusantara Jaya. Incorporated by reference to
      Exhibit 10.10 to the FCX 1997 Form 10-K.

Executive Compensation Plans and Arrangements (Exhibits 10.11
      through 10.38)

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

                  Freeport-McMoRan Copper & Gold Inc.
                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------
 10.19 FCX 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.19 to the Annual Report of FCX on Form 10-K for the year ended December 31, 1999 (the FCX 1999 Form 10-
       K).

 10.20  FCX Stock Appreciation Rights Plan dated May 2, 2000.
       Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2001.

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

                 Freeport-McMoRan Copper & Gold Inc.
                            EXHIBIT INDEX

Exhibit
Number                      Description
-------                     -----------
 10.35 Executive Employment Agreement dated April 30, 2001 between FCX and James R. Moffett. Incorporated by reference to Exhibit
      10.35 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2001 (the FCX 2001 Second Quarter Form 10-Q).

 10.36 Executive Employment Agreement dated April 30, 2001 between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit
      10.36 of the FCX 2001 Second Quarter Form 10-Q.

 10.37 Change of Control Agreement dated April 30, 2001 between FCX and James R. Moffett. Incorporated by reference to Exhibit
      10.37 of the FCX 2001 Second Quarter Form 10-Q.

 10.38 Change of Control Agreement dated April 30, 2001 between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit
      10.38 of the FCX 2001 Second Quarter Form 10-Q.

 15.1 Letter dated October 16, 2001 from Arthur Andersen LLP regarding unaudited interim financial statements.