Form 10-K405
period 2001-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2002-03-08
CIK 831259

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (MARK ONE)
              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _________ TO _______
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

          TITLE OF EACH CLASS                                                NAME OF EACH EXCHANGE ON WHICH REGISTERED
Class A Common Stock, par value $0.10 per share                              New York Stock Exchange Class B
Common Stock, par value $0.10 per share                                      New York Stock Exchange Depositary
Shares representing 0.05 shares of Step-Up Convertible                       New York Stock Exchange
   Preferred Stock, par value $0.10 per share
Depositary Shares representing 0.05 shares of                                New York Stock Exchange
   Gold-Denominated Preferred Stock, par value $0.10 per share
Depositary Shares, Series II, representing 0.05 shares of Gold-              New York Stock Exchange
   Denominated Preferred Stock, Series II, par value $0.10 per share
Depositary Shares representing 0.015625 shares of Silver-                    New York Stock Exchange
   Denominated Preferred Stock, par value $0.10 per share
8-1/4% Convertible Senior Notes due 2006 of the registrant and               None
   FCX Investment Ltd.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

      The aggregate market value of classes of common stock held by non-affiliates of the registrant on February 26, 2002 was approximately $1,079,000,000.

      On February 26, 2002, there were issued and outstanding 55,567,714 shares of Class A Common Stock and 88,584,099 shares of Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of our Proxy Statement for our 2002 Annual Meeting to be held on May 2, 2002 are incorporated by reference into Part III of this report.

================================================================================

                                TABLE OF CONTENTS

                                                                                Page
Part I
Items 1. and 2.  Business and Properties.....................................    1
Item 3.          Legal Proceedings...........................................    27
Item 4.          Submission of Matters to a Vote of Security Holders.........    28

Part II

Item 5.          Market for Registrant's Common Equity and
                 Related Stockholder Matters.................................    29
Item 6.          Selected Financial Data.....................................    30
Items 7. and 7A. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations and
                 Quantitative and Qualitative Disclosures About Market Risk..    33
Item 8.          Financial Statements and Supplementary Data.................    50
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................    76

Part III

Item 10.         Directors and Executive Officers of the Registrant..........    76
Item 11.         Executive Compensation......................................    76
Item 12.         Security Ownership of Certain Beneficial
                 Owners and Management.......................................    76
Item 13.         Certain Relationships and Related Transactions..............    76

Part IV

Item 14.         Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K.....................................    76


Signatures...................................................................   S-1

Index to Financial Statements................................................   F-1

Report of Independent Public Accountants.....................................   F-1

Exhibit Index................................................................   E-1

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES.

GENERAL

      We are one of the world's largest copper and gold mining companies in terms of reserves and production. We believe we are the lowest cost copper producer in the world, after taking into account customary credits for related gold and silver production.

      Our principal operating subsidiary is PT Freeport Indonesia, a limited liability company organized under the laws of the Republic of Indonesia and domesticated in Delaware. PT Freeport Indonesia explores for, develops, mines and processes ore containing copper, gold and silver. Our operations are located in the remote rugged highlands of the Sudirman Mountain Range in the province of Papua (formerly Irian Jaya), Indonesia, which is located on the western half of the island of New Guinea. PT Freeport Indonesia markets its concentrates containing copper, gold and silver worldwide. As of December 31, 2001, we had an
85.86 percent ownership interest in this subsidiary and the Government of Indonesia had a 9.36 percent interest; PT Nusamba Mineral Industri (Nusamba), an Indonesian company, had most of the remaining ownership interest in PT Freeport Indonesia. See the discussion under "Nusamba Loan Guarantee" about our guarantee and repayment of certain Nusamba debt on February 27, 2002. After repayment of the Nusamba debt and the acquisition of Nusamba's interest in PT Indocopper Investama, we have an approximate 90.6 percent ownership interest in PT Freeport Indonesia.

      PT Freeport Indonesia's operations are conducted pursuant to an agreement, called a Contract of Work, with the Government of Indonesia. The Contract of Work allows us to conduct exploration, mining and production activities in a 24,700-acre area that we call Block A. In 1988, we discovered our largest mine, Grasberg, in Block A. Grasberg contains the largest single gold reserve and one of the largest copper reserves of any mine in the world. The Contract of Work also allows us to explore for minerals in a 0.5 million-acre area that we call Block B. All of our current proven and probable reserves are located in Block A (see "Ore Reserves").

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

      Another of our operating subsidiaries, PT Irja Eastern Minerals, which we refer to as Eastern Minerals, holds an additional Contract of Work in Papua covering approximately 1.25 million acres and is conducting exploration activities under this Contract of Work. As of December 31, 2001, we had a 94.9 percent ownership interest in Eastern Minerals, but after acquiring Nusamba's interest in PT Indocopper Investama discussed in "Nusamba Loan Guarantee" we have a 100 percent ownership interest.

      In 1996, we established joint ventures with Rio Tinto plc, an international mining company with headquarters in London, England. One joint venture covers PT Freeport Indonesia's mining operations in Block A. This joint venture gives Rio Tinto, through 2021, a 40 percent interest in certain assets and in production above specified levels from operations in Block A and, after 2021, a 40 percent interest in all production in Block A. Under our joint venture arrangements, Rio Tinto also has a 40 percent interest in future development and exploration projects under PT Freeport Indonesia's Contract of Work and Eastern Minerals' Contract of Work. In addition, Rio Tinto has the option to participate in 40 percent of any of our other future exploration projects in Papua.

      Under another joint venture agreement through PT Nabire Bakti Mining, we conduct exploration activities in an area covering approximately 0.5 million acres in five parcels contiguous to PT Freeport Indonesia's Block B and one of Eastern Minerals' blocks. Rio Tinto has elected to participate in 40 percent of our interest and cost in the venture.

      Field exploration activities outside of our current mining operations in Block A have been temporarily suspended due to safety and security issues and uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas covered by our Contracts of Work and an Indonesian law enacted in 1999 prohibiting open-pit mining in forest preservation areas.

      We also smelt and refine copper concentrates in Spain and market the refined copper products, through our wholly owned subsidiary, Atlantic Copper, S.A. In addition, PT Freeport Indonesia has a 25 percent interest in PT Smelting, an Indonesian company that operates a copper smelter and refinery in Gresik, Indonesia.

      Three maps appear here indicating the location of the Papua province in which we operate; the location of our Contracts of Work areas within the Papua province; and the infrastructure of our Contracts of Work project area.

        [MAP INDICATING THE PAPUA PROVINCE IN WE WHICH WE OPERATE]

      Three maps appear here indicating the location of the Papua province in which we operate; the location of our Contracts of Work areas within the Papua province; and the infrastructure of our Contracts of Work project area.

 [MAP INDICATING THE LOCATION OF OUR CONTRACTS OF WORK AREAS WITHIN THE PAPUA
                              PROVINCE]

      Three maps appear here indicating the location of the Papua province in which we operate; the location of our Contracts of Work areas within the Papua province; and the infrastructure of our Contracts of Work project area.

  [MAP INDICATING THE INFRASTRUCTURE OF OUR CONTRACTS OF WORK PROJECT AREA]

NUSAMBA LOAN GUARANTEE

      In 1997, we guaranteed a $253.4 million loan from a syndicate of commercial banks, including JPMorgan Chase Bank as agent, to PT Nusamba Mineral Industri. Nusamba, an Indonesian company, used the loan proceeds plus $61.6 million of cash, for a total of $315.0 million, to purchase stock in PT Indocopper Investama, a company whose only significant assets are its 9.36 percent of PT Freeport Indonesia's stock and its 10.0 percent of Eastern Minerals' stock. Nusamba owned approximately 51 percent of PT Indocopper Investama's stock and we owned approximately 49 percent. We guaranteed the Nusamba loan for the purpose of continuing minority Indonesian ownership in our principal operating subsidiary, PT Freeport Indonesia. Nusamba acquired the ownership interest from our previous Indonesian partner to whom we sold the interest in 1991 to satisfy the Indonesian ownership requirements in our Contract of Work. Those requirements were relaxed in 1997, but, at the time of the Nusamba transaction, we believed that it was prudent and in our best interests to facilitate the continuation of Indonesian ownership, although no longer legally required.

      The loan was secured by a pledge of the PT Indocopper Investama stock owned by Nusamba and was to be due in March 2002. We had also agreed to lend Nusamba any amounts necessary to cover shortfalls between the interest payments on the loan and dividends received by Nusamba on the PT Indocopper Investama stock. This loan was also to be due in March 2002. Except for Nusamba's indirect ownership of PT Freeport Indonesia stock, our guarantee of Nusamba's bank loan and our loans to Nusamba, we had no ownership interest in, or contractual relationships with, Nusamba.

      In discussions subsequent to December 31, 2001, Nusamba informed us that it did not expect to be able to repay the bank loan or our loan at maturity, which obligated us to pay the bank loan. On February 27, 2002, we repaid Nusamba's bank loan as provided for under the terms of our amended credit facilities and acquired Nusamba's ownership in PT Indocopper Investama. As a result of our payment of the Nusamba bank loan, on our year-end 2001 balance sheet we have:

      - recorded an additional liability of $253.4 million to reflect the payment of the Nusamba bank loan;

      - reduced our "other assets" by $61.6 million to reflect the nonpayment of our loan to Nusamba;

      - increased deferred income taxes by $4.2 million to reflect tax liabilities relating to our increased equity ownership in PT Freeport Indonesia;

      - reduced minority interests by $52.0 million to reflect our increased equity ownership in PT Freeport Indonesia; and

      - increased property, plant and equipment by $267.3 million to reflect the cost of the acquisition in excess of the book value of the equity ownership in PT Freeport Indonesia we acquired.

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

      In May 1998, President Suharto, Indonesia's political leader for more than 30 years, resigned in the wake of an economic crisis in Indonesia and other parts of Southeast Asia and in the face of growing social unrest. Vice

President B.J. Habibie succeeded Suharto. In June 1999, Indonesia held a new parliamentary election on a generally peaceful basis as the first step in the process of electing a new president. In October 1999, in accordance with the Indonesian constitution, the country's highest political institution (the People's Consultative Assembly), composed of the newly elected national parliament along with additional provincial and other representatives, elected Abdurrahman Wahid as president and Megawati Sukarnoputri as vice president.

      There were repeated challenges to the political leadership of President Wahid since his election in October 1999. In July 2001, the People's Consultative Assembly voted to immediately remove President Wahid, and elected Vice President Megawati Sukarnoputri as the new president. The international community, including the United States, expressed support for the newly elected president and cabinet.

      Economic and political conditions remain challenging in Indonesia. The Indonesian economy grew by an estimated 3 percent in 2001 after growing by an estimated 5 percent in 2000 and remaining flat in 1999. Indonesia is Asia's second largest exporter of oil and has benefited from higher oil prices in recent years. Progress on reforming the nation's failed banking system and raising capital from the sale of bank-related assets has been slow. As a result, the country remains heavily reliant on foreign aid to balance its budget and the national currency, the rupiah, declined approximately 10 percent in value during 2001.

      Despite gradual improvements on the economic front, Indonesia's recovery remains vulnerable to ongoing political and social tensions. Incidents of violence and separatist pressures continue to add to political instability within the country as the Sukarnoputri administration works to address the country's economic and social issues. Although incidents of violence continue to be reported in Papua, no incidents of separatist violence were reported in PT Freeport Indonesia's area of operations, where the local community leaders continue to support peaceful solutions to the complex issue of regional autonomy.

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

      Pro-independence movements in certain areas continue to be prominent, especially in the province of Aceh, and to a lesser extent in Papua. The area surrounding our mining development is sparsely populated by local people and former residents of more populous areas of Indonesia, some of whom have resettled in Papua under the Government of Indonesia's transmigration program. A segment of the local population is opposing Indonesian rule over Papua, and several separatist groups have sought political independence for the province. In Papua, there have been sporadic attacks on civilians by separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military.

      We have a board-approved policy statement on social, employment and human rights, and have comprehensive and extensive social, cultural and community development programs, to which we have committed significant financial and managerial resources. These policies and programs are designed to address the impact of our operations on the local villages and people and to provide assistance for the development of the local people. While we believe these efforts should serve to avoid damage to and disruptions of our mining operations, our operations could be damaged or disrupted by social, economic and political forces beyond our control. For example, in March 1996, local people engaged in acts of vandalism that caused approximately $3 million in damages to our property and caused us to close the Grasberg mine and mill for three days as a precautionary measure, although our concentrate shipments were not interrupted. See "Risk Factors."

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

      PT Freeport Indonesia's Contract of Work covers both Block A, which was first included in a 1967 Contract of Work that was replaced by a new Contract of Work in 1991, and Block B, to which we gained rights in 1991. The initial term of our Contract of Work expires in December 2021, but we can extend it for two 10-year periods subject to Indonesian government approval, which cannot be withheld or delayed unreasonably. We originally had the rights to explore 6.5 million acres in Block B, but pursuant to the Contract of Work we have only retained the rights to 0.5 million acres, which we believe, following significant geological assessment, contain the most promising exploration opportunities.

      Eastern Minerals signed its Contract of Work in August 1994. The Contract of Work originally covered approximately 2.5 million acres. Eastern Minerals' Contract of Work provides for a four-to-seven year exploratory term and a 30-year term for mining operations, which we can extend for two 10-year periods subject to Indonesian government approval which cannot be withheld or delayed unreasonably. In 2001, because of safety and security issues and uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas covered by our Contracts of Work and an Indonesian law enacted in 1999 prohibiting open-pit mining in forest preservation areas, we requested and received from the Government of Indonesia formal temporary suspensions of our obligations under the Contracts of Work in all areas outside of Block A. These suspensions were granted for one-year periods ending February 26, 2002 for Block B, March 31, 2002 for PT Nabire Mining and November 15, 2002 for Eastern Minerals. We are currently seeking a renewal of the Block B suspension and expect to seek suspension renewals for the other areas in 2002 for one or more additional one-year periods by written request to the Government of Indonesia.

      Like the PT Freeport Indonesia contract, the Eastern Minerals Contract of Work requires us to relinquish our rights to 25 percent of the original 2.5 million-acre Contract of Work area at the end of each of three specified periods. As of December 31, 2001, we had relinquished approximately 1.25 million acres, and within three months of resuming exploratory activity under the Contract of Work we must relinquish approximately 0.6 million additional acres.

      PT Freeport Indonesia pays a copper royalty under its Contact of Work that varies from 1.5 percent of copper net revenue at a copper price of $0.90 or less per pound to 3.5 percent at a copper price of $1.10 or more per pound. The Contract of Work royalty rate for gold and silver sales is 1.0 percent.

      A large part of the mineral royalties under Government of Indonesia regulations are designated to the provinces from which the minerals are extracted. In connection with our "fourth concentrator mill expansion," PT Freeport Indonesia agreed to pay the Government of Indonesia voluntary additional royalties, that is, royalties not required by our Contract of Work, to provide further support to the local governments and the people of Papua. The additional royalties are paid on metal from production above 200,000 metric tons of ore per day. The additional royalty for copper equals the Contract of Work royalty rate and for gold and silver equals twice the Contract of Work royalty rates. Therefore, our royalty rate on copper net revenues from production above 200,000 metric tons of ore per day is double the Contract of Work royalty rate, and our royalty rates on gold and silver sales from production above 200,000 metric tons of ore per day are triple the Contract of Work royalty rates.

      The combined royalties, including the voluntary additional royalties which became effective January 1, 1999, totaled $24.3 million in 2001, $20.2 million in 2000 and $23.0 million in 1999.

ORE RESERVES

      During 2001, additions to the aggregate proven and probable reserves at the Grasberg mining complex totaled approximately 156 million metric tons of ore representing increases of 3.2 billion recoverable pounds of copper and 4.3 million recoverable ounces of gold. Year-end aggregate proven and probable recoverable reserves, net of 2001 production, were 2.6 billion metric tons of ore averaging 1.13 percent copper, 1.05 grams of gold per metric ton and 3.72 grams of silver per metric ton representing 52.5 billion pounds of copper, 64.5 million ounces of gold and 151.6 million ounces of silver. Additions were made to the Dom open pit, the Grasberg block cave, the Deep Ore Zone block cave and at Kucing Liar. Improvements to gold recovery at the Grasberg open pit offset reductions to gold recovery expectations at Kucing Liar.

      Pursuant to joint venture arrangements between PT Freeport Indonesia and Rio Tinto, Rio Tinto has a 40 percent interest in future production from reserves above those reported at December 31, 1994. Net of Rio Tinto's share, PT Freeport Indonesia's share of proven and probable recoverable copper, gold and silver reserves was 39.4 billion pounds of copper, 50.2 million ounces of gold and 114.5 million ounces of silver as of December 31, 2001. FCX's equity interest in proven and probable recoverable reserves as of December 31, 2001, including Nusamba's interest that we acquired subsequent to year end, was 35.7 billion pounds of copper, 45.5 million ounces of gold and 103.8 million ounces of silver. We estimated recoverable reserves using an average copper price of $0.87 per pound and an average gold price of $285 per ounce. Using a copper price of $0.75 per pound and a gold price of $270 per ounce would have resulted in less than a one percent reduction in our estimated recoverable copper and gold reserves.

      All of our proven and probable reserves lie within Block A. The Grasberg deposit contains the largest single gold reserve and is one of the largest copper reserves of any mine in the world. Aggregate Grasberg open pit and underground proven and probable ore reserves as of December 31, 2001, are shown below along with those of our other deposits. Reserve calculations were prepared by our employees under the supervision of George MacDonald, Vice President of Exploration for Freeport-McMoRan Copper & Gold Inc. (FCX), and were verified by Independent Mining Consultants, Inc., experts in mining, geology and reserve determination. See "Risk Factors." Our current mine plan has been developed and our operations are based on completing the mining of all of our currently designated recoverable reserves before 2041, which would be the expiration of our Contract of Work including two 10-year extensions. Prior to the expiration of the initial term of our Contract of Work in December 2021, under our current mine plan we expect to mine approximately 63 percent of aggregate proven and probable ore, representing approximately 71 percent of PT Freeport Indonesia's share of recoverable copper reserves and approximately 77 percent of PT Freeport Indonesia's share of recoverable gold reserves.

                                                 Proven                                        Probable
                                   ---------------------------------------     -----------------------------------------     Total
                                   Metric                                      Metric                                        Metric
                                    Tons                                        Tons                                          Tons
                                   of Ore           Average Ore Grade          of Ore             Average Ore Grade          of Ore
                                   (000s)       --------------------------     (000s)        ---------------------------     (000s)
                                    (a)         Copper    Gold      Silver       (2)         Copper      Gold     Silver       (a)
                                  -------       ------    -----     ------    ---------      ------      ----     ------     -------
                                                  (%)     (g/t)     (g/t)                     (%)       (g/t)    (g/t)
Developed and producing:
  Grasberg open pit                242,954       1.14     1.59       2.67      703,925        0.99      1.11     2.38       946,879
  Deep Ore Zone                     72,196       1.03     0.75       5.65       96,684        0.93      0.68     5.00       168,880
  Intermediate Ore Zone              2,597       1.27     0.25       8.93        1,052        1.18      0.25     6.80         3,649
Undeveloped:
  Grasberg block cave              119,605       1.24     1.23       2.92      662,850        1.13      0.85     2.90       782,455
  Kucing Liar                      161,170       1.32     1.05       5.25      261,786        1.34      1.32     6.53       422,956
  Mill Level Zone                   23,826       1.53     1.07       6.90       26,507        1.28      1.01     3.06        50,333
  Big Gossan                             -          -        -          -       37,349        2.69      1.02    16.42        37,349
  Ertsberg Stockwork Zone           21,469       0.58     0.84       1.84       79,262        0.55      0.80     1.73       100,731
  Dom block cave                    11,894       1.18     0.31       6.40       31,757        1.07      0.31     5.76        43,651
  Dom open pit                       6,882       1.87     0.46       9.88       20,118        1.78      0.42     9.50        27,000
                                   -------                                   ---------                                    ---------
    Total                          662,593       1.19     1.22       3.96    1,921,290        1.11      0.99     3.65     2,583,883
                                   =======                                   =========                                    =========

                                                                                          Proven and Probable
                                                   Mill Recoveries (%)                   Recoverable Reserves(b)
                                               ----------------------------        ---------------------------------
                                               Copper      Gold      Silver          Copper       Gold       Silver
                                                                                   (Billions   (Millions   (Millions
                                                                                    of Lbs.)    of Ozs.)    of Ozs.)
Developed and producing:
    Grasberg open pit                            85.0       83.7       63.8            17.6        30.7        37.3
    Deep Ore Zone                                85.0       79.1       63.8             3.0         3.0        14.3
    Intermediate Ore Zone                        85.0       79.1       63.8             0.1         -           0.5
Undeveloped:
    Grasberg block cave                          85.0       79.1       63.8            16.3        17.6        36.5
    Kucing Liar                                  82.8       53.1       59.5             9.9         8.5        38.4
    Mill Level Zone                              85.0       79.1       63.8             1.3         1.3         3.9
    Big Gossan                                   85.0       79.1       63.8             1.8         0.9         9.9
    Ertsberg Stockwork Zone                      85.0       79.1       63.8             1.0         2.0         2.8
    Dom block cave                               82.6       75.2       62.0             0.8         0.3         4.1
    Dom open pit                                 69.0       68.0       59.0             0.7         0.2         3.9
                                                                                       ----        ----       -----
  Total                                                                                52.5        64.5       151.6
                                                                                       ====        ====       =====

PT Freeport Indonesia's share                                                          39.4        50.2       114.5
                                                                                       ====        ====       =====
FCX's equity share(c)                                                                  35.7        45.5       103.8
                                                                                       ====        ====       =====

a. Ore reserve tonnage estimates are after application of applicable mining recovery factors.
b. Recoverable reserves represent estimated payable metal after application of estimated mill recovery rates and smelter recovery rates of 96.5 percent for copper, 97.0 percent for gold and 78.5 percent for silver. The term "recoverable reserve" means that part of a mineral deposit which we estimate can be economically and legally extracted or produced at the time of the reserve determination.
c. Reflects our 90.6 percent ownership interest after repayment of the Nusamba debt and acquisition of Nusamba's interest in PT Freeport Indonesia in February 2002. See "Nusamba Loan Guarantee."

      The following table sets forth the average drill hole spacing for each of our ore bodies. The average drill hole spacing within each ore body has been calculated using the distance from the center of each block in the resource model to the nearest drill hole composite. The averages of these values were calculated within the volume of each ore body and are reported under the column entitled "Average Distance: To Nearest Sample." This value represents at least one-half of the average drill hole spacing within each deposit. The value under the column entitled "Average Distance: Between Drill Holes" was calculated by multiplying the average minimum distance value by two, and represents the maximum average drill hole spacing.

                                                          Spacing                               Average Distance
                                                        (in meters)                               (in meters)
                                                 -----------------------                    ------------------------
                                                  Surface    Underground                                   Between
                                                 Drilling    (& Surface)      Drilling      To Nearest   Drill Holes
           Deposit               Mining Unit       Grids      Drill Fans       Method         Sample     (less than)
-----------------------        -------------     --------    -----------      --------      ----------   -----------
Grasberg                       Open Pit             50            75            core            45            89
Grasberg                       Block Cave            -           100            core            46            92
Deep Ore Zone                  Block Cave            -            50            core            13            25
Intermediate Ore Zone          Block Cave            -            50            core            13            25
Ertsberg Stockwork Zone        Block Cave           100           50            core            26            52
Mill Level Zone                Sublevel Cave         -            50            core            20            40
Kucing Liar                    Block Cave            -            75            core            36            72
Big Gossan                     Open Stope           100           50            core            22            45
Dom                            Open Pit              -            50            core            25            50
Dom                            Block Cave            -            50            core            26            52

MINING OPERATIONS

      We and our predecessors have conducted exploration and mining operations in Block A since 1967 and have been the only operator of those operations. Following are descriptions of ore mines in production, ore mines in development and our ore bodies.

      Mines in Production. We currently have three mines in operation: the Grasberg open pit, the Intermediate Ore Zone and the Deep Ore Zone. As of December 31, 2001, our capital expenditures incurred to date for our mining operations in Indonesia totaled $4.6 billion. Our mine development, expansion and infrastructure capital expenditures totaled $83.7 million in 2001, $61.0 million in 2000 and $56.8 million in 1999. These expenditures primarily related to development of the Deep Ore Zone ore body. We began open-pit mining of the Grasberg ore body in January 1990. Production is at the 3,520- to 4,250-meter elevation level and totaled 78.2 million metric tons of ore in 2001, which provided 89 percent of our mill feed. The underground Grasberg reserves will be mined near the end of open-pit mining, which is expected to continue until approximately 2015.

      The Intermediate Ore Zone is an underground block-cave operation that began production in the first half of 1994. Production is at the 3,475-meter elevation level and totaled 7.6 million metric tons of ore in 2001. We expect to fully deplete the Intermediate Ore Zone by 2003.

      The Deep Ore Zone ore body lies vertically below the Intermediate Ore Zone. We began production from the Deep Ore Zone ore body in 1989, but we suspended production in 1991 in favor of production from the Grasberg deposit. Production using the block-cave method at the Deep Ore Zone officially restarted in September 2000. Production is at the 3,150-meter elevation level and totaled
2.0 million metric tons of ore in 2001. The Deep Ore Zone is expected to ramp up from its approximately 14,000 metric tons of ore per day rate at December 31, 2001, to a full production rate of 25,000 metric tons of ore per day by mid-2002, well ahead of original projections. We are conducting a feasibility study to assess increasing the Deep Ore Zone mine production rate to 35,000 metric tons of ore per day.

      Our principal source of power for all our operations is a coal-fired power plant that was built in conjunction with our fourth concentrator expansion (see "Infrastructure Improvements"). Peaking and backup power is supplied by medium-speed diesel generators. Water for our operations is provided by a combination of naturally occurring mountain streams and water derived from our underground operations. The average annual rainfall in the project area is 180 inches.

      Mines in Development. Four other significant ore bodies, referred to as the Dom, Big Gossan, Kucing Liar and the newly discovered Ertsberg Stockwork Zone are located in Block A. These ore bodies are at various stages of development, and are included in our proven and probable reserves. We incurred $8.4 million for mine development, expansion and infrastructure capital expenditures related to these ore bodies during the last three years. See "Risk Factors."

      The Dom ore body lies approximately 1,500 meters southeast of the depleted Ertsberg open-pit deposit. We completed pre-production development at the Dom including all maintenance, warehouse and service facilities just as Grasberg began open-pit production in 1990. We have deferred production at the Dom ore body and may not begin until after completion of open-pit mining.

      The Big Gossan ore body is located approximately 1,000 meters southwest of the original Ertsberg open-pit deposit. We began the initial underground development of the ore body in 1993 when we drove tunnels from the mill area into the ore zone at the 3,000-meter elevation level. We expect to use a variety of stoping methods to mine the deposit, and plan to complete a detailed feasibility study in 2002 to determine when to begin production.

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

      The projected aggregate capital expenditures required to reach full production capacity for each of our undeveloped ore bodies based on our current mine plans and our proven and probable reserves as of December 31, 2001, are shown below (in millions). Actual costs could differ materially from these estimates as most of the expenditures will not be incurred for several years. In addition, these costs will be shared with Rio Tinto in accordance with our joint venture agreement.

                  Grasberg block cave                    $  950
                  Kucing Liar block cave                    700
                  Dom block cave                            200
                  Big Gossan                                150
                  Ertsberg Stockwork Zone block cave        100
                  Dom open pit                               40
                  Mill Level Zone sublevel cave              30
                                                         ------
                  Total                                  $2,170
                                                         ======

      Description of Ore Bodies. Our ore bodies cluster within and around two main igneous intrusions, the Grasberg Monzo diorite and the Ertsberg diorite. The host rocks of these ore bodies include both carbonate and clastic rocks that form the ridge crests and upper flanks of the Sudirman Range, and the igneous rocks of monzonitic to dioritic composition that intrude them. The igneous-hosted ore bodies (the Grasberg pit and block cave and the Ertsberg Stockwork Zone block cave) occur as vein stockworks and disseminations of copper sulphides, dominated by chalcopyrite and, to a much lesser extent, bornite. The sedimentary-rock hosted ore bodies occur as `magnetite-rich, calcium/magnesian skarn' replacements, whose location and orientation are strongly influenced by major faults and by the chemistry of the carbonate rocks along the margins of the intrusions.

      The copper mineralization in these skarn deposits is also dominated by chalcopyrite, but higher bornite concentrations are common. Moreover, gold occurs in significant concentrations in all of the district's ore bodies, though rarely visible to the naked eye. These gold concentrations usually occur as inclusions within the copper sulphide minerals, though, in some deposits, can also be strongly associated with pyrite.

      Map appears here which encompasses an area of approximately 42 square kilometers (approximately 16 square miles), indicates the relative positions and sizes of our reported reserve ore bodies and their locations.

      Map appears here which encompasses an area of approximately 42 square kilometers (approximately 16 square miles), indicates the relative positions and sizes of our reported reserve ore bodies and their locations.

               [MAP APPEARS HERE WHICH ENCOMPASSES AN AREA OF
                      APPROXIMATELY 42 SQUARE KILOMETERS]

      Diagram appears here indicating the relative elevations (in meters) of our reported reserve ore bodies.

[DIAGRAM APPEARS HERE INDICATING THE RELATIVE ELEVATIONS OF RESERVE ORE BODIES]

      The following chart illustrates our current plans for sequencing and producing each of our ore bodies and the years in which we currently expect that production of each ore body will begin and end. Our mine plan is subject to change based on a number of factors including the results of our exploration efforts.

[CHART APPEARS HERE WITH THE FOLLOWING DATA POINTS]

                             PRODUCTION SEQUENCING
                        Reserves as of December 31, 2001

                                               YEAR START      YEAR END
                                               ----------      --------

Grasberg open pit                                  2002          2014
Intermediate Ore Zone                              2002          2002
Deep Ore Zone                                      2002          2015
Big Gossan                                         2004          2021
Kucing Liar                                        2009          2033
Grasberg block cave                                2010          2036
Dom open pit                                       2014          2016
Mill Level Zone                                    2015          2035
Ertsberg Stockwork Zone                            2015          2031
Dom block cave                                     2016          2026
Contract of Work Term
 (including extensions)                            2002          2041

      During 2001, we mined an average of 684,800 metric tons of material per day, including ore and overburden. We expect to mine approximately 786,000 metric tons of material per day in 2002 and do not require any additional approvals for higher rates. The following chart illustrates our current aggregate mill capacity; our aggregate permitted mill capacity; and our projected milling rates. The decline in milling rates in 2015 reflects the expected completion date of open-pit mining at the Grasberg ore body. We are continuing to develop mine plans to optimize production levels and to offset the anticipated decline in 2015.

              [CHART APPEARS HERE WITH THE FOLLOWING DATA POINTS]

                     PROJECTED MILL RATES & Mill Capacities
                  December 31, 2001 Reserves--Production Plan
                    Mill Rate (000S OF METRIC TONS PER DAY)

                                                                                YEAR

                                2002        2003        2004        2005        2006        2007        2008        2009        2010
                                ----        ----        ----        ----        ----        ----        ----        ----        ----

PERMITTED MILL CAPACITY        300.0       300.0       300.0       300.0       300.0       300.0       300.0       300.0       300.0

CURRENT MILL CAPACITY          245.0       245.0       245.0       245.0       245.0       245.0       245.0       245.0       245.0

PROJECTED MILL RATE            237.2       233.8       243.2       242.3       243.0       245.0       245.7       244.3       245.0

                                                                                YEAR

                                2011        2012        2013        2014        2015        2016        2017        2018        2019
                                ----        ----        ----        ----        ----        ----        ----        ----        ----

PERMITTED MILL CAPACITY        300.0       300.0       300.0       300.0       300.0       300.0       300.0       300.0       300.0

CURRENT MILL CAPACITY          245.0       245.0       245.0       245.0       245.0       245.0       245.0       245.0       245.0

PROJECTED MILL RATE            245.0       245.7       244.3       253.7       129.5       154.9       149.9       188.5       207.8

                                                                                YEAR

                                2020        2021        2022        2023        2024        2025        2026        2027        2028
                                ----        ----        ----        ----        ----        ----        ----        ----        ----

PERMITTED MILL CAPACITY        300.0       300.0       300.0       300.0       300.0       300.0       300.0       300.0       300.0

CURRENT MILL CAPACITY          245.0       245.0       245.0       245.0       245.0       245.0       245.0       245.0       245.0

PROJECTED MILL RATE            218.0       221.4       217.5       215.3       210.5       206.6       203.6       200.3       200.2

                                                                                YEAR

                                2029        2030        2031        2032        2033        2034        2035        2036
                                ----        ----        ----        ----        ----        ----        ----        ----

PERMITTED MILL CAPACITY        300.0       300.0       300.0       300.0       300.0       300.0       300.0       300.0

CURRENT MILL CAPACITY          245.0       245.0       245.0       245.0       245.0       245.0       245.0       245.0

PROJECTED MILL RATE            199.5       200.0       186.7       180.0       159.5       120.3       117.1        19.1

EXPLORATION

      As a result of our joint venture arrangements, Rio Tinto pays for 40 percent of our exploration and drilling costs in Papua. The joint ventures incurred total exploration costs of $14.4 million in 2001 and the joint ventures' exploration budget for 2002 totals approximately $4 million. As a result of continuing low commodity prices, we have reduced our exploration program for 2002 to focus largely on available exploration data. Limited drilling during 2002 will be directed towards delineation of reserves adjacent to our Deep Ore Zone.

      In June 1998, we entered into a joint venture agreement to conduct exploration activities in PT Nabire Bakti Mining's Contract of Work area covering approximately 1.0 million acres in several blocks contiguous to PT Freeport Indonesia's Block B and one of Eastern Minerals' blocks in Papua. Rio Tinto shares in 40 percent of our interest and costs in this exploration joint venture. We and Rio Tinto can earn up to a 62 percent interest in the PT Nabirie Bakti Mining Contract of Work by spending up to $21 million on exploration and other activities in the joint venture areas. We have spent $15.7 million through December 31, 2001.

      Field exploration activities in Block B, which includes the Wabu Ridge gold prospect, as well as in the other Contract of Work areas of Eastern Minerals and PT Nabire Bakti Mining have been temporarily suspended. The suspensions are due to safety and security issues and uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas covered by the Contracts of Work and an Indonesian law enacted in 1999 prohibiting open-pit mining in forest preservation areas. All of these areas are outside of our current mining operations area.

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

      In early 1998, PT Freeport Indonesia completed construction on the fourth concentrator mill expansion. Pursuant to the expansion joint venture agreement, in addition to funding its 40 percent share of all expansion costs including the fourth concentrator mill expansion, Rio Tinto provided a $450 million nonrecourse loan to PT Freeport Indonesia for PT Freeport Indonesia's share of the cost of the expansion. In less than two and one-half years beginning in 1998, PT Freeport Indonesia repaid the $450 million loan, plus interest, from its share of incremental cash flow attributable to the expansion. Operating, nonexpansion capital and administrative costs are shared proportionately between PT Freeport Indonesia and Rio Tinto based on the ratio of (a) the incremental revenues from production from the expansion and (b) total revenues from production from Block A, including production from PT Freeport Indonesia's previously existing reserves. PT Freeport Indonesia receives 100 percent of the cash flow from specified annual amounts of copper, gold and silver production through 2021 and will receive 60 percent of all remaining cash flow thereafter.

      Our production results for the last three years are as follows:

                                                       Years Ended December 31,              Percentage Change
                                                  ----------------------------------   ----------------------------
                                                    2001        2000         1999      2000 to 2001    1999 to 2000
                                                  ---------   --------     --------    ------------    ------------
       Mill throughput (metric tons of ore
           per day)                                 237,800     223,500      220,700           6%               1%
       Copper production, net to PT Freeport
           Indonesia (000 pounds)                 1,393,400   1,388,100    1,428,100          --               (3)%
       Gold production, net to PT Freeport
           Indonesia (ounces)                     2,634,900   1,899,500    2,379,100          39%             (20)%
       Average net cash production costs per
           pound of copper(a)                         $0.07       $0.23        $0.09         (70)%            156%

----------
a. Includes site production and delivery costs, smelting and refining costs, and royalties, less credits for gold and silver sales.

      Mill throughput averaged a record 237,800 metric tons of ore per day during 2001. In May 2000, PT Freeport Indonesia, in consultation with the Government of Indonesia, voluntarily agreed to temporarily limit Grasberg open-pit production because of an incident at its Wanagon overburden stockpile. Normal overburden placement at the Wanagon overburden stockpile resumed and the restriction on production from the Grasberg open pit was lifted at the end of 2000 (see "Wanagon Overburden Stockpile Slippage").

      Copper production remained relatively unchanged over the past three years as the record throughput rates were offset by lower ore grades. Gold production has fluctuated primarily because of variances in ore grades, and is expected to decline in 2002 because of lower projected ore grades than those mined in 2001. Average net cash production costs per pound of copper were a record-low $0.07 per pound in 2001 primarily because of higher credits from gold sales and because of lower site production costs. For more information regarding our operating and financial results, see "Item 6. Selected Financial Data" and "Items 7. and 7A. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk."

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

      In 1996, we completed a significant infrastructure program, which includes various residential, community and commercial facilities. We designed the program to provide the infrastructure needed for our operations, to enhance the living conditions of our employees, and to develop and promote the growth of local and other third party activities and enterprises in Papua. We have developed the facilities through joint ventures or direct ownership involving local Indonesian interests and other investors.

      From December 1993 to March 1997, PT Freeport Indonesia sold $270.0 million of infrastructure assets to joint ventures owned one-third by PT Freeport Indonesia and two-thirds by PT ALatieF Nusakarya Corporation (ALatieF), an Indonesian investor. Funding for the purchases consisted of $90.0 million in equity contributions by the joint venture partners, a $60.0 million bank loan and FCX's 9 3/4% senior notes, which were repaid in 2001. PT Freeport Indonesia subsequently sold its one-third interest in the joint ventures to ALatieF in March 1997. In September 1998, PT Freeport Indonesia reacquired for $30 million an aggregate one-third interest in the joint ventures. During 2000, PT Freeport Indonesia purchased the remaining interest in the joint ventures for $25.9 million cash and the assumption of $34.1 million of bank debt.

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

MARKETING

      PT Freeport Indonesia sells its copper concentrates, which contain significant quantities of gold and silver, under United States dollar-denominated sales agreements, mostly to companies in Asia and Europe and to international trading companies. We sell substantially all of our budgeted production of copper concentrates under long-term contracts with the selling price based on world metals prices (generally the London Metal Exchange settlement prices for Grade A copper). Under these contracts, initial billing occurs at the time of shipment and final settlement on the copper portion is generally based on average prices for a specified future period. Gold generally is sold at the average London Bullion Market Association price for a specified month near the month of shipment.

      Revenues from concentrate sales are recorded net of royalties (see "Contracts of Work"), treatment and all refining charges (including participation charges, if applicable, based on the market prices of metals), and the impact of derivative financial instruments, if any, used to hedge against risks from metals price fluctuations. Moreover, because a portion of the metals contained in copper concentrates is unrecoverable as a result of the smelting process, our revenues from concentrate sales are also recorded net of allowances based on the quantity and value of these unrecoverable metals. These allowances are a negotiated term of our contracts and vary by customer. Treatment and refining charges represent payments to smelters and refiners and are either fixed or in certain cases vary with the price of copper. We sell some copper concentrates in the spot market. See "Risk Factors."

      We have commitments, including commitments from Atlantic Copper and PT Smelting, for essentially all of our estimated 2002 production at market prices. We expect our share of sales for 2002 to approximate 1.5 billion pounds of copper and 2.1 million ounces of gold. Projected 2002 copper and gold sales reflect the expectation of higher average mill throughput rates than in 2001 and lower gold grades. See "Risk Factors."

      PT Freeport Indonesia has a long-term contract through 2007 to provide Atlantic Copper with approximately 60 percent of its copper concentrate requirements at market prices. PT Freeport Indonesia's agreement with PT Smelting provides for the supply of 100 percent of the copper concentrate requirements necessary to reach the Gresik smelter's design capacity and substantially all of any incremental copper concentrate requirements that may be needed in excess of that amount. For the first 15 years of PT Smelting's operations beginning in December 1998, the treatment and refining charges on the majority of the concentrate PT Freeport

Indonesia supplies will not fall below a specified minimum rate, currently $0.23 per pound, which has been the rate since commencement of operations in 1998 and is the expected rate for 2002. We anticipate that PT Freeport Indonesia will sell approximately 50 percent of its annual concentrate production to Atlantic Copper and PT Smelting. A recap of PT Freeport Indonesia's aggregate percentage concentrate sales to its affiliates and to other parties for the last three years follows:

                                  2001       2000      1999
                                 ------     ------    ------
PT Smelting                         28%        25%       17%
Atlantic Copper                     23%        22%       23%
Other parties                       49%        53%       60%
                                 ------     ------    ------
                                   100%       100%      100%
                                 ======     ======    ======

INVESTMENT IN SMELTERS

      Our investment in smelters (Atlantic Copper and PT Smelting) serves an important role in our concentrate marketing strategy. Approximately one-half of PT Freeport Indonesia's concentrate production is sold to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder is sold to other customers.

      Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and income to Atlantic Copper and PT Smelting. However, because we have integrated our upstream (mining and milling) and downstream (smelting and refining) operations, we are able to achieve operating hedges which substantially offset the effect of changes in treatment charges for smelting and refining PT Freeport Indonesia's copper concentrates. For example, while low smelting and refining charges will adversely affect the operating results of Atlantic Copper and PT Smelting, low charges will benefit the operating results to PT Freeport Indonesia's mining operations.

      As a result, changes in smelting and refining charges do not have a significant impact on our consolidated operating results. Taking into account taxes and minority ownership interests, an equivalent change in the charges PT Freeport Indonesia pays and the charges Atlantic Copper and PT Smelting receive would essentially offset in our consolidated operating results.

ATLANTIC COPPER, S.A.

      We own 100 percent of Atlantic Copper. Atlantic Copper completed the last expansion of its production capacity in 1997 and its smelter currently has a design capacity of 290,000 metric tons of copper per year. During 2001, Atlantic Copper treated 891,100 metric tons of concentrate and produced 280,000 metric tons of new copper anodes. Production for 2001 was negatively impacted by a scheduled 27-day major maintenance turnaround in April 2001. The next scheduled major maintenance turnaround is not anticipated for three years. Atlantic Copper purchased approximately 63 percent of its 2001 concentrate requirements from PT Freeport Indonesia at market prices. We have no present plans to expand Atlantic Copper's production capacity. Atlantic Copper has experienced no material operating problems, and we are not aware of any potential material environmental liabilities at Atlantic Copper.

      We contributed $7.6 million to Atlantic Copper during 2001, $32.4 million in 2000 and $40.0 million in 1999. The funds are intended to strengthen Atlantic Copper's financial structure during this period of extremely low treatment and refining charge rates. Our total investment in Atlantic Copper through December 31, 2001, totaled $219.9 million.

PT SMELTING

      PT Freeport Indonesia owns 25 percent of PT Smelting. During 2001, PT Smelting treated 702,900 metric tons of concentrate and produced 217,500 metric tons of new copper anodes. PT Smelting has no present plans to expand its treatment capacity and has experienced no material operating problems. We are not aware of any potential material environmental liabilities at PT Smelting.

      PT Smelting is a joint venture among PT Freeport Indonesia, Mitsubishi Materials Corporation, Mitsubishi Corporation and Nippon Mining & Metals Co., Ltd., which own 25 percent, 60.5 percent, 9.5 percent and 5 percent, respectively, of the outstanding PT Smelting common stock. PT Freeport Indonesia is providing nearly all of PT Smelting's copper concentrate requirements. PT Freeport Indonesia agreed to assign its earnings in PT Smelting to support a 13 percent cumulative annual return to the other owners for the first 20 years of operations. PT Freeport Indonesia's total investment in PT Smelting through December 31, 2001, totaled $96.4 million.

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

SOCIAL DEVELOPMENT, EMPLOYMENT AND HUMAN RIGHTS

      We have a social, employment and human rights policy to ensure that we operate in compliance with the laws in the areas of our operations, and in a manner that respects basic human rights and the culture of the people who are indigenous to the area. We continue to incur significant costs on social and cultural activities, primarily in Papua. These activities include:

      -     comprehensive job training programs
      -     basic education programs
      -     several public health programs, including extensive malaria control
      -     agricultural assistance programs
      - a business incubator program to encourage the local people to establish their own small scale businesses
      -     cultural preservation programs
      -     charitable donations

      In 1996, PT Freeport Indonesia agreed to commit at least one percent of its revenues for the following 10 years to the Freeport Fund for Irian Jaya Development to support village-based health, education, economic and social development programs in its area of operations. This commitment replaced our community development programs in which we spent a similar amount of money each year. We contributed $14.1 million in 2001, $14.1 million in 2000 and $14.7 million in 1999 to the Freeport Fund for Irian Jaya Development.

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

      We believe that our social and economic development programs are responsive to the issues raised by the local villages and people and should help us to avoid disruptions of mining operations. Nevertheless, social and political instability in the area may adversely impact our mining operations. See "Risk Factors."

      In December 2000, we endorsed the joint U.S. State Department-British Foreign Office Voluntary Principles on Human Rights and Security. Several major natural resources companies and important human rights organizations also endorsed the Voluntary Principles. We participated in drafting these principles with all of the parties involved and incorporated them into our social and human rights policy.

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

      Mining operations on the scale of our operations in Papua involve significant environmental challenges, primarily related to the disposition of tailings, which are the crushed and ground rock material resulting from the physical separation of commercially valuable minerals from the ore. We have comprehensive, ongoing environmental monitoring and management plans for the disposal of tailings resulting from our milling operations, which have been approved by the Government of Indonesia. Pursuant to these plans, we manage and monitor the impact of our tailings disposal on the ecosystem of the Ajkwa River and the ecosystems of adjoining water bodies and the surrounding coastal areas. In 1997, we completed an engineered levee system to minimize the impact of the tailings through a controlled deposition area located on a portion of the flood plain on the Ajkwa River. We will revegetate and reclaim the deposition area when our mining operations are completed.

      In furtherance of our commitments to the Indonesian government pursuant to our tailings plan, we monitor the acid-neutralizing capacity of tailings on a daily basis to ensure the discharge of non-acid generating tailings into our tailings deposition area. The net acid-neutralizing capacity of our tailings discharge is maintained through a managed program of blending underground ore with ore from the open pit, the addition of supplemental limestone (or lime) to the ore blend, and the addition of lime for control of the pH levels in the flotation system. Daily samples are collected and tested and this data is communicated to our mill operations so that adjustments in ore blending and lime/limestone addition can be made as appropriate.

      With respect to waste rock, acid rock drainage is our primary environmental issue. Our approaches to this issue include the mitigation of acid rock drainage generation, the control of acid rock drainage migration, and the capture and treatment of acid rock drainage emanating from the stockpile. In addition, tests have shown the feasibility of revegetating the stockpile and, as a result, we have engaged in stockpile reclamation as an additional means of mitigating acid rock drainage.

      We have made significant capital expenditures with respect to the capture and treatment of acid rock drainage and additional capital expenditures are currently in progress. In addition, we are in the process of developing and implementing technology for the treatment of captured acid rock drainage. In the interim, acid rock drainage collected by boreholes near the base of the stockpile is neutralized.

      We have committed to independent external environmental audits of our Papua operations by qualified experts every three years, with the results to be made public. The second such audit was completed in 1999. The second audit reported that we continue to be in material compliance with Indonesian environmental laws and regulations and that we had fulfilled the recommendations in the 1996 audit report. The 1999 external audit report made some additional environmental management recommendations that are being implemented. The report concluded that our environmental management systems achieve the standard of practice for world-class mines. The auditors also found our environmental management systems to be exemplary and a showcase for the mining industry. We also are continuing our annual internal audits, through the life of our mining operations, so that our environmental management and monitoring programs will remain sound and our operations will remain in material compliance with local laws.

      We have environmental approvals from the Government of Indonesia to expand our milling rate up to a maximum of 300,000 metric tons of ore per day. In 2001, we averaged 237,800 metric tons of ore per day and we expect to average 245,000 metric tons of ore per day in 2002.

      The costs of complying with environmental laws is a fundamental cost of our business. We incurred aggregate environmental capital expenditures and other environmental costs totaling $78.2 million in 2001, $106.1 million in 2000 and $73.3 million in 1999, including tailings management levee maintenance and mine reclamation. In 2002, we expect to incur approximately $11 million of environmental capital expenditures and $40 million of other environmental costs. These environmental capital expenditures are part of our $170 million overall 2002 capital expenditure budget.

      Upon the completion of our mining operations, we will fulfill the remaining commitments we made to the Indonesian government in connection with our tailings management plan. Our options for revegetation of affected areas of the deposition area will include forage crops and grasses, fruits, grains and vegetables, and other traditional food and medicinal crops. Decisions on these options will be made after consultation with local and regional government and local residents. In addition to the revegetation and reclamation of the deposition area, we will continue to operate our wastewater treatment plants as long as necessary. We will also monitor and test the water discharged from our mine and the pH, sulfate and electrical conductivity levels of ground water in the deposition area. In addition, we will provide flood protection to surrounding areas by diverting the Ajkwa and Otomona Rivers and enhancing levee embankments. The stability of our levees will be ensured through periodic visual inspection, revegetation of the levee embankments, and the transfer of our levee roads for public use. Moreover, we will submit an annual written report to the Indonesian government regarding our reclamation activities.

      Our ultimate reclamation and closure activities will be determined after consultation with the Indonesian government, affected local residents and other affected parties. Thus, we cannot currently project with precision the ultimate amount of reclamation and closure costs we will incur. Our best estimate at this time is that PT Freeport Indonesia's total reclamation and closure costs may require in excess of $100 million but are not expected to exceed $150 million. Estimates of reclamation and closure costs involve complex issues requiring integrated assessments over a period of many years and are subject to revision over time as we perform more complete studies. Some reclamation costs will be incurred during mining activities, while most closure costs and the remaining reclamation costs will be incurred at the end of mining activities, which are currently estimated to continue for more than 30 years.

      Moreover, we cannot predict with any certainty the ultimate future uses of the deposition area once our mining operations are completed. In addition to forage crop and grass planting and food and medicinal crop production, possible future uses of the deposition area include rainforest production, production of timber, fuel woods, fruits and nuts and other economic forestry, and the cultivation of fish, shellfish and other aquaculture. The ultimate future uses of the deposition area will be determined after consultation with local and regional government and local residents.

      In 1996, we began contributing approximately $0.6 million annually to a cash fund ($3.3 million balance at December 31, 2001) designed to accumulate at least $100 million by the end of our Indonesian mining activities. We plan to use this fund, including accrued interest, to pay for mine closure and reclamation costs. Any incremental costs in excess of the $100 million fund are expected to be incurred throughout the life of the mine and would be funded by operational cash flow or the sale of assets, as needed. An increasing emphasis on environmental issues and future changes in regulations could require us to incur additional costs that would be charged against future operations. Estimates involving environmental matters are by their nature imprecise and changes in government regulations, operations, technology and inflation could require us to revise them over time.

      In 1998, a court in Huelva, Spain found an employee of Atlantic Copper guilty of a criminal offense against the environment in connection with Atlantic Copper's transportation and use of weak acid and spent electrolyte at a facility owned and operated by Minas de Rio Tinto, S.A.L. The court fined the employee approximately $48,000. The Huelva court ruling, which is currently on appeal, did not prohibit Atlantic Copper's Huelva complex from continuing to engage in these operations. Moreover, Atlantic Copper's weak acid and spent electrolyte transport and use operations have been authorized by Spanish environmental regulators. In response to the Huelva court decision, Atlantic Copper has voluntarily constructed an on-site plant for the treatment of weak acid and recycling of spent electrolyte. Since June 2001, no weak acid or spent electrolyte has been sent to the Minas de Rio Tinto facilities.

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

      The Indonesian and Spanish governments may periodically revise their environmental laws and regulations or adopt new ones, and we cannot predict the effects on our operations of new or revised regulations. We have expended significant resources, both financial and managerial, to comply with environmental regulations and permitting and approval requirements, and we anticipate that we will continue to do so in the future. There can be no assurance that we will not incur additional significant costs and liabilities to comply with such current and future regulations or that such regulations will not have a material effect on our operations. See "Risk Factors."

WANAGON OVERBURDEN STOCKPILE SLIPPAGE

      In May 2000, a slippage occurred in the overburden waste stockpile at the Wanagon basin following a period of excessive rainfall, causing a wave of water and material to overflow from the basin. Four employees of a contractor to PT Freeport Indonesia were working in the area and perished. Contained within the mud were the treatment solids from the lime precipitation of acid rock drainage, which then entered the tailings river system near the village of Banti. PT Freeport Indonesia charged $2.9 million to its 2000 production costs, primarily for assets lost as a result of the incident. In addition, we incurred environmental costs for overburden disposition, stockpile stabilization, laboratory testing and consulting studies relating to the Wanagon overburden waste stockpile.

      Sampling and monitoring were initiated at a number of stations covering the entire tailings system between the mine and estuary. A specific risk analysis was conducted as a result of this event and was based on the monitoring program. No long-term environmental effects were found from the direct monitoring nor predicted by the risk assessment. The slippage caused a flow of sediments containing elevated levels of precipitated copper. As a result, water quality in the river was temporarily diminished due to higher levels of total suspended solids. According to water quality tests, the pre-slippage water quality in the river was substantially reestablished by the following day and was fully reestablished within 22 days after the incident.

      PT Freeport Indonesia engaged international experts and outside consultants led by a team from the Institute of Technology of Bandung (Indonesia) to conduct a comprehensive study of the cause of the slippage and to recommend a future course of action. Working with the close cooperation of the Indonesian Department of Energy and Natural Resources and also BAPEDAL (the Indonesian environmental protection agency), the company initiated a stockpile stabilization program and voluntarily agreed to a temporary limitation on average production from the Grasberg open pit of 200,000 tons per day. Underground ore production was not affected. A safe-zone based on engineering calculations was subsequently identified along the Wanagon River and within the village of Banti. The residents within this zone were temporarily moved to Tembagapura, our original mining town site, and the houses were removed. These families were relocated to new housing designed according to their wishes and located on higher ground in Banti.

      After successful completion of the stabilization program and consultation with affected local residents, and with the approval of the Indonesian government, normal overburden placement at the Wanagon stockpile resumed and the restriction on production from the Grasberg open pit was lifted at the end of 2000.

EMPLOYEES AND RELATIONSHIP WITH FM SERVICES COMPANY

      As of December 31, 2001, PT Freeport Indonesia had 7,488 employees (approximately 98 percent Indonesian). In addition, as of December 31, 2001, PT Freeport Indonesia had 1,672 contract workers, the vast majority of whom were Indonesian. Approximately 46 percent of our Indonesian employees are members of the All Indonesia Workers' Union, which operates under Government of Indonesia supervision. PT Freeport Indonesia has a labor agreement covering its hourly-paid Indonesian employees, the key provisions of which are renegotiated biannually. PT Freeport Indonesia's labor agreement was scheduled to expire on September 30, 2001. In June 2001, PT Freeport Indonesia and its workers agreed to terms for a new labor agreement that expires September 30, 2003. PT Freeport Indonesia's relations with the workers' union have generally been positive.

      As of December 31, 2001, Atlantic Copper had 731 employees, of which approximately 76 percent are covered by a union contract that expires December 31, 2002. Atlantic Copper experienced no work stoppages in 2001 and relations with these unions have also generally been good.

      FM Services Company, a Delaware corporation 50 percent owned by us as of December 31, 2001, has furnished executive, administrative, financial, accounting, legal, tax and similar services to us. We reimburse FM Services at its cost, including allocated overhead, for these services on a monthly basis. As of December 31, 2001,

FCX had 16 employees and FM Services had 142 employees. FM Services employees also provide services to two other publicly traded companies.

RISK FACTORS

This report contains "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements are all statements other than statements of historical facts, such as statements regarding anticipated production volumes, sales volumes, ore grades, commodity prices, development and capital expenditures, mine production and development plans, environmental reclamation and closure cost and plans, reserve estimates, political, economic and social conditions in our areas of operations, and exploration efforts and results. Except for our ongoing obligations under the federal securities laws, we do not intend, and we undertake no obligation, to update or revise any forward-looking statements. Readers are cautioned that forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements. Important factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements include the following:

THE TERRORIST ATTACKS IN THE UNITED STATES ON SEPTEMBER 11, 2001, AS WELL AS THE UNITED STATES-LED RESPONSE AND THE POTENTIAL FOR ADDITIONAL FUTURE TERRORIST ACTS, HAVE CREATED ECONOMIC AND POLITICAL UNCERTAINTIES THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND THE PRICES OF OUR SECURITIES.

      The terrorist attacks that took place in the United States on September 11, 2001, as well as the United States-led response to such attacks and the potential for additional future terrorist acts, have caused uncertainty in the world's financial and insurance markets and may significantly increase political, economic and social instability in the geographic areas in which we operate, including the Republic of Indonesia where our primary operating assets are located. Moreover, there have been anti-American demonstrations in certain sections of Indonesia reportedly led by radical Islamic activists. Radical activists have also threatened to attack foreign assets and have called for the expulsion of United States and British citizens and companies from Indonesia.

      It is possible that further acts of terrorism may be directed against the United States domestically or abroad, and such acts of terrorism could be directed against properties and personnel of companies such as ours. The attacks and the resulting economic and political uncertainties, including the potential for further terrorist acts, may cause the premiums charged for our insurance coverages to increase dramatically and may cause some coverages to be unavailable altogether. These developments may materially and adversely affect our business and profitability and the prices of our securities in ways we cannot predict at this time.

BECAUSE OUR PRIMARY OPERATING ASSETS ARE LOCATED IN THE REPUBLIC OF INDONESIA, OUR BUSINESS MAY BE ADVERSELY AFFECTED BY INDONESIAN POLITICAL, ECONOMIC AND SOCIAL UNCERTAINTIES BEYOND OUR CONTROL, IN ADDITION TO THE USUAL RISKS ASSOCIATED WITH CONDUCTING BUSINESS IN A FOREIGN COUNTRY.

      Maintaining a good working relationship with the Indonesian government is important to us because all of our mining operations are located in Indonesia and are conducted pursuant to Contracts of Work with the Indonesian government. For a discussion of the risks relating to our Contracts of Work, see the risk factor below.

      Indonesia continues to face political and economic uncertainties, including separatist movements and civil and religious strife in a number of provinces. In particular, social, economic and political instability in the province of Papua, where our mining operations are located, could have a material adverse impact on us if this instability results in damage to our property or interruption of our activities.

      With the approval of the Indonesian government, we have temporarily suspended our field exploration activities outside of Block A due to safety and security issues and uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas covered by the Contracts of Work and an Indonesian law enacted in 1999 prohibiting open-pit mining in forest preservation areas.

      In August 1998, we suspended operations for three days at our Grasberg mine in response to a wildcat work stoppage (not authorized by the workers' union) by a group of workers, a majority of whom were employees of our contractors. The workers cited employment issues as the reasons for their work stoppage. In March 1996, local people engaged in acts of vandalism that caused approximately $3 million of damages to our property and caused us to close the Grasberg mine and mill for three days as a precautionary measure.

      Several separatist groups are opposing Indonesian rule over Papua and have sought political independence for the province. In response to the demands for political independence from Indonesia, new regional autonomy laws became effective January 1, 2001. However, the manner in which these new autonomy laws will be implemented and the degree of political and economic autonomy that is being provided to individual provinces, including Papua, is uncertain and is a current issue in Indonesian politics.

      In Papua, there have been sporadic attacks on civilians by separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military. For example, on September 29, 2001, a group of separatists set fire to facilities and took over an airfield in Ilaga, Papua, which is approximately 50 miles northeast of our mining operations and separated by a rugged, 14,000-foot mountain range through which there are no roads. The separatists occupied the airfield for three days, after which Indonesian security forces successfully reclaimed the airfield.

      We are also subject to the usual risks associated with conducting business in a foreign country, including the risk of forced modification of existing contracts, changes in the country's laws or policies, including laws or policies relating to taxation, royalties, imports, exports and currency, and the risk of having to submit to the jurisdiction of a foreign court or having to enforce the judgment of a foreign court or arbitration panel against a sovereign nation within its own territory. In addition, we are subject to the risk of expropriation and our insurance policies do not provide coverage for losses caused by expropriation.

OUR CONTRACTS OF WORK ARE SUBJECT TO TERMINATION IF WE DO NOT COMPLY WITH OUR CONTRACTUAL OBLIGATIONS AND, IF A DISPUTE ARISES, WE MAY HAVE TO SUBMIT TO THE JURISDICTION OF A FOREIGN COURT OR PANEL. IN ADDITION, UNLESS THE INDONESIAN GOVERNMENT PERMITS US TO SUSPEND ACTIVITIES UNDER OUR CONTRACTS OF WORK, WE ARE REQUIRED TO CONTINUE THOSE ACTIVITIES OR POTENTIALLY BE DECLARED IN DEFAULT.

      PT Freeport Indonesia's and Eastern Minerals' Contracts of Work were entered into under Indonesia's 1967 Foreign Capital Investment Law, which provides guarantees of remittance rights and protection against nationalization. Our Contracts of Work can be terminated by the Government of Indonesia if we do not satisfy our contractual obligations, which include the payment of royalties and taxes to the government and the satisfaction of certain mining, environmental, safety and health requirements. Indonesian government officials have periodically raised questions regarding our compliance with Indonesian environmental laws and regulations and the terms of the Contracts of Work. In order to address these questions, the Government of Indonesia formed a fact-finding team in 2000 that reviewed our compliance with all aspects of PT Freeport Indonesia's Contract of Work. It is uncertain if or when the Indonesian government will release its report on its investigation. In addition, we cannot assure you that the Indonesian government's report, if and when released, will conclude that we are in compliance with all of the provisions of PT Freeport Indonesia's Contract of Work.

      Moreover, in recent years, certain government officials and others in Indonesia have called into question the validity of contracts entered into by the Government of Indonesia prior to October 1999, including PT Freeport Indonesia's Contract of Work, which was signed in December 1991. We cannot assure you that the validity of, or our compliance with the terms of, the Contracts of Work will not be challenged for political or other reasons. PT Freeport Indonesia's and Eastern Minerals' Contracts of Work require that disputes with the Indonesian government be submitted to international arbitration. Notwithstanding the international arbitration provision, if a dispute arises under the Contracts of Work, we face the risk of having to submit to the jurisdiction of a foreign court or having to enforce the judgment of a foreign court or arbitration panel against Indonesia within its own territory.

      In addition, our Contracts of Work permit us to suspend activities under the contracts for a period of one year by making a written request to the Indonesian government. These suspension requests are subject to the approval of the Indonesian government and are renewable annually. If we do not request a suspension or are denied a suspension, then we are required to continue our activities under the Contract of Work or potentially be declared in default. Moreover, if a suspension continues for more than one year for reasons other than force majeure and the Indonesian government has not approved such continuation, then the Indonesian government would be entitled to declare a default under the Contract of Work.

SERVICING OUR DEBT WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH, AND OUR ABILITY TO GENERATE SUFFICIENT CASH DEPENDS ON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL.

      Our ability to make payments on and to refinance our debt depends on our ability to generate sufficient cash flow. This, to a significant extent, is subject to commodity prices and general economic, financial, regulatory, political and other factors that are beyond our control. In addition, our ability to borrow funds in the future to service our debt will depend on our meeting the financial covenants in our amended bank credit facilities and other debt agreements we may have in the future. Future borrowings may not be available to us under our amended bank credit facilities or otherwise in amounts sufficient to enable us to pay our debt or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before maturity. Any inability to generate sufficient cash flow or refinance our debt on favorable terms could have a material adverse effect on our financial condition.

      Political and economic conditions in Indonesia have had a negative effect on our credit ratings. The major credit rating agencies have generally had a policy of limiting the credit ratings of companies with operations limited to a particular country to the credit rating for the sovereign debt of that country. The current sovereign credit ratings of Indonesia are B3 by Moody's Investors Service and CCC by Standard & Poor's and our credit ratings on our senior unsecured debt are currently B3 by Moody's Investors Service and CCC by Standard & Poor's.

      Our current credit ratings have an impact on the availability and cost of capital to us. As a result, in connection with our amended bank credit facilities, we have agreed to apply our future cash flows, after servicing scheduled payments of other debt, funding permitted capital expenditures and paying operating and other costs, to reducing amounts owed to the banks.

      Although our amended credit facilities do not restrict our ability to use funds for exploration and will not preclude us from funding our anticipated exploration budget, the amended facilities do impose annual limitations on our capital expenditures that limit the amount of funds we can use to develop new projects. These annual limitations are approximately $171 million for 2002, $188 million for 2003, $128 million for 2004 and $136 million 2005. If our capital expenditures in any year are less than 80% of the annual limitation for the year, then the unused amount for the year below 80% may be carried forward to the next two succeeding years, provided that the unused amount may only be used for deferred mining projects. While our currently anticipated capital requirements do not exceed those limitations, funding significant new projects would require us to seek alternate sources of capital. The availability and cost of capital for projects in Indonesia is uncertain because of global financial markets' assessment of Indonesia's political and economic conditions.

COVENANTS IN OUR AMENDED CREDIT FACILITIES IMPOSE RESTRICTIONS ON US.

      Our amended bank credit facilities:

      - prohibit the repurchase of, and payment of dividends on, our common stock;

      -     limit, among other things, our ability to:

            - redeem and pay dividends on our preferred stock in certain circumstances;

            -     make investments;

            -     engage in transactions with affiliates; and

            -     create liens on our assets;

            and

      - require us to maintain specified financial ratios and satisfy financial condition tests.

      Events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy these covenants, which could result in a default under our amended bank credit facilities. If an event of default under our amended credit facilities occurs, the banks could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. An event of default under our amended bank credit facilities may also give rise to an event of default under our existing and future debt agreements.

WE HAVE PLEDGED SUBSTANTIALLY ALL OF OUR ASSETS TO SECURE THE REPAYMENT OF OUR AMENDED CREDIT FACILITIES AND OTHER OBLIGATIONS.

      The repayment of our amended credit facilities is secured by a lien on over 80% of PT Freeport Indonesia's assets and by our pledge of 50.1% and 100% of the outstanding capital stock of PT Freeport Indonesia and PT Indocopper Investama, respectively. PT Freeport Indonesia's remaining assets secure other of our obligations. In addition, PT Freeport Indonesia has pledged it rights under its Contract of Work to secure its obligations under the amended credit facilities.

      If we are unable to generate sufficient cash flow to satisfy our repayment obligations, our lenders could elect to foreclose on our pledged assets, which would have a material adverse effect on our business and profitability.

OUR MINING OPERATIONS CREATE DIFFICULT AND COSTLY ENVIRONMENTAL CHALLENGES, AND FUTURE CHANGES IN ENVIRONMENTAL LAWS, OR UNANTICIPATED ENVIRONMENTAL IMPACTS FROM OUR OPERATIONS, COULD REQUIRE US TO INCUR INCREASED COSTS.

      Mining operations on the scale of our operations in Papua involve significant environmental challenges. Our primary challenge is to dispose of the large amount of crushed and ground rock material, called tailings, that results from the process by which we physically separate the copper, gold and silver from the ore that we mine. Under our tailings management plan, the river system near our mine transports the tailings to the lowlands where deposits of the tailings and natural sediments are controlled through a levee system for future revegetation and reclamation. We incurred costs of $9.7 million in 2001, $8.2 million in 2000 and $11.7 million in 1999 for our tailings management plan.

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

      Certain Indonesian governmental officials have from time to time raised issues with respect to our tailings management plan and overburden management plan, including a suggestion that a pipeline system rather than our current system be implemented for tailings disposal. Our ongoing assessment of tailings management has identified significant unresolved technical, environmental and economic issues associated with a pipeline system. Because our mining operations are remotely located in steep mountainous terrain and in an active seismic area, a pipeline system would be costly, difficult to construct and maintain, and more prone to catastrophic failure. For these reasons, we do not believe that a pipeline system is practical.

      We anticipate that we will continue to spend significant financial and managerial resources on environmental compliance. In addition, changes in Indonesian environmental laws or unanticipated environmental impacts from our operations could require us to incur significant additional costs.

THE VOLUME AND GRADE OF THE RESERVES WE RECOVER AND OUR RATES OF PRODUCTION MAY BE MORE OR LESS THAN ANTICIPATED. IN ADDITION, WE DO NOT ANTICIPATE THE MINING OF ALL OF OUR RESERVES PRIOR TO THE EXPIRATION OF THE INITIAL TERM OF OUR CONTRACT OF WORK.

      Our reserve amounts are determined in accordance with established mining industry practices and standards, but are only estimates of the mineral deposits that can be economically and legally recovered. In addition, our mines may not conform to standard geological expectations. Because ore bodies do not contain uniform grades of minerals, our metal recovery rates will vary from time to time, which will result in variations in the volumes of minerals that we can sell from period to period. Some of our reserves may become unprofitable to develop if there are unfavorable long-term market price fluctuations in copper and gold, or if there are significant increases in our operating and capital costs. In addition, our exploration programs may not result in the discovery of additional mineral deposits that we can mine profitably.

      All of our current proven and probable reserves, including the Grasberg deposit, are located in Block A. The initial term of our Contract of Work covering Block A expires at the end of 2021. We can extend this term for two successive 10-year periods, subject to the approval of the Indonesian government, which cannot be withheld or delayed unreasonably. Our reserve amounts reflect our estimates of the reserves that can be recovered before 2041 (the expiration of the two 10-year extensions). Our current mine plan has been developed and our operations are based on our receiving the two 10-year extensions. As a result, we do not anticipate the mining of all of our reserves prior to the end of 2021 based on our current mine plan, and there can be no assurance that the Indonesian government will approve the extensions. Prior to the end of 2021, we expect to mine approximately 63 percent of aggregate proven and probable ore, representing approximately 71 percent of PT Freeport Indonesia's recoverable copper reserves and approximately 77 percent of PT Freeport Indonesia's recoverable gold reserves.

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

      Copper and gold prices fluctuated widely in 2001, primarily due to the slowdown in global economic activity and the economic and political uncertainties created by the terrorist attacks in the United States on September 11, 2001. During 2001, the daily closing price for copper on the London spot market ranged from 60 cents per pound to 83 cents per pound and the daily closing price for gold on the London spot market ranged from $256 per ounce to $293 per ounce.

      World metal prices for copper have historically fluctuated widely and are affected by numerous factors beyond our control, including:

      - the strength of the United States economy and the economies of other industrialized and developing nations;
      -     available supplies of copper from mine production and inventories;
      -     sales by holders and producers of copper;
      -     demand for industrial products containing copper; and
      -     speculation.

      World gold prices have also historically fluctuated widely and are affected by numerous factors beyond our control, including:

      - the strength of the United States economy and the economies of other industrialized and developing nations;

      -     global or regional political or economic crises;

      - the relative strength of the United States dollar and other currencies;

      -     expectations with respect to the rate of inflation;

      -     interest rates;

      -     sales of gold by central banks and other holders;

      -     demand for jewelry containing gold; and

      -     speculation.

      Any material decrease in market prices of copper or gold would have a material adverse impact on our results of operations and financial condition.

IN ADDITION TO THE USUAL RISKS ENCOUNTERED IN THE MINING INDUSTRY, WE FACE ADDITIONAL RISKS BECAUSE OUR OPERATIONS ARE LOCATED ON DIFFICULT TERRAIN IN A VERY REMOTE AREA OF THE WORLD.

      Our mining operations are located in steeply mountainous terrain in a very remote area in Indonesia. These conditions have required us to overcome special engineering difficulties and to develop extensive infrastructure facilities. In addition, the area receives considerable rainfall, which has led to periodic floods and mud slides. The mine site is also in an active seismic area and has experienced earth tremors from time to time. In addition to these special risks, we are also subject to the usual risks associated with the mining industry, such as the risk of encountering unexpected geological conditions that may result in cave-ins and flooding of mine areas. Our insurance coverages may not be sufficient to cover an unexpected natural or operating disaster. Our insurance policies do not provide coverage for damages and losses caused by war. Moreover, while our property and business interruption insurance policy currently provides coverage for damages to insured property directly caused by terrorism, this policy in the future may, in view of the events of September 11, 2001, exclude such coverage.

MOVEMENTS IN FOREIGN CURRENCY EXCHANGE RATES OR INTEREST RATES COULD HAVE A NEGATIVE EFFECT ON OUR OPERATING RESULTS.

      All of our revenues are denominated in U.S. dollars. However, some of our costs and some of our assets and liabilities are denominated in Indonesian rupiah, Australian dollars or euros. As a result, our profitability is generally adversely affected when the U.S. dollar weakens against these foreign currencies.

      The Indonesian rupiah/U.S. dollar exchange rate was volatile during 2001. The rupiah/U.S. dollar daily closing exchange rate ranged from 8,470 rupiahs per U.S. dollar to 11,980 rupiahs per U.S. dollar during 2001, and on December 31, 2001, the closing exchange rate was 10,160 rupiahs per U.S. dollar. The Australian dollar/U.S. dollar and euro/U.S. dollar exchange rates also fluctuated substantially in 2001. During 2001, the Australian dollar/U.S. dollar daily closing exchange rate ranged from $0.48 per Australian dollar to $0.57 per Australian dollar and the euro/U.S. dollar daily closing exchange rate ranged from $0.84 per euro to $0.96 per euro. On December 31, 2001, the closing exchange rates were $0.51 per Australian dollar and $0.88 per euro.

      From time to time we have in the past and may in the future implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange payment requirements will continue to be subject to market fluctuations. In addition, our amended bank credit facilities are based on fluctuating interest rates. Accordingly, an increase in interest rates could have an adverse impact on our results of operations and financial condition.

BECAUSE WE ARE PRIMARILY A HOLDING COMPANY, OUR ABILITY TO PAY OUR DEBTS DEPENDS UPON THE ABILITY OF OUR SUBSIDIARIES TO PAY US DIVIDENDS AND TO ADVANCE US FUNDS. IN ADDITION, OUR ABILITY TO PARTICIPATE IN ANY DISTRIBUTION OF OUR SUBSIDIARIES' ASSETS IS GENERALLY SUBJECT TO THE PRIOR CLAIMS OF THE SUBSIDIARIES' CREDITORS.

      Because we conduct business primarily through PT Freeport Indonesia, our major subsidiary, and other subsidiaries, our ability to pay our debts depends upon the earnings and cash flow of PT Freeport Indonesia and our other subsidiaries and their ability to pay us dividends and to advance us funds. Contractual and legal restrictions applicable to our subsidiaries could also limit our ability to obtain cash from them. Our rights to participate in any distribution of our subsidiaries' assets upon their liquidation, reorganization or insolvency would generally be subject to the prior claims of the subsidiaries' creditors, including trade creditors and preferred stockholders, if any.

ITEM 3. LEGAL PROCEEDINGS.

Yosefa Alomang v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-9962 (Orleans Civ. Dist. Ct. La. filed June 19, 1996). The plaintiff alleges environmental, human rights and social/cultural violations in Indonesia and seeks unspecified monetary damages and other equitable relief. In March 2000, the Civil District Court for the Parish of Orleans, State of Louisiana, granted our exception of no cause of action and dismissed the entire case with prejudice. The plaintiff appealed to the Louisiana Fourth Circuit Court of Appeal and, in February 2002, the Louisiana Fourth Circuit Court of Appeal affirmed the lower court's dismissal of the case with prejudice.

      In addition to the foregoing proceeding, we are involved from time to time in various legal proceedings of a character normally incident to the ordinary course of our business. We believe that potential liability in such proceedings would not have a material adverse effect on our financial condition or results of operations. We maintain liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of our business as well as other insurance coverage customary in our business, with coverage limits that we deem prudent.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

      Certain information as of February 26, 2002 about our executive officers, including their position or office with FCX, PT Freeport Indonesia and Atlantic Copper, is set forth in the following table and accompanying text:

Name                               Age         Position or Office
----                               ---         ------------------
Richard C. Adkerson                55          President and Chief Financial Officer of FCX.
                                                     Director and Executive Vice President of PT
                                                     Freeport Indonesia.  Chairman of the Board
                                                     of Directors of Atlantic Copper.

Adrianto Machribie                 60          President Director of PT Freeport Indonesia.

James R. Moffett                   63          Director, Chairman of the Board and
                                                     Chief Executive Officer of FCX.
                                                     President Commissioner of PT Freeport Indonesia.

Richard C. Adkerson has served as FCX's President since April 1997 and Chief Financial Officer since October 2000. Mr. Adkerson is also Executive Vice President and a director of PT Freeport Indonesia, Chairman of the Board of Directors of Atlantic Copper, and Co-Chairman of the Board, President and Chief Executive Officer of McMoRan Exploration Co. (McMoRan). From April 1994 to November 1998 he was Co-Chairman of the Board and Chief Executive Officer of McMoRan Oil & Gas Co. (McMoRan Oil & Gas), and from November 1997 to November 1998 he was Vice Chairman of the Board of Freeport-McMoRan Sulphur Inc. (Freeport Sulphur). Mr. Adkerson served as Executive Vice President of FCX from July 1995 to April 1997, and as Chief Financial Officer from July 1995 to November 1998. He also served as Chairman of the Board of Stratus Properties Inc., a real estate development company, from March 1992 to August 1998, and as Chief Executive Officer from August 1995 to May 1998. Mr. Adkerson served as Vice Chairman of the Board of Freeport-McMoRan Inc. from August 1995 until December 1997 and as Senior Vice President.

Adrianto Machribie has served as President Director of PT Freeport Indonesia since March 1996. From September 1992 to March 1996, Mr. Machribie was a director and Executive Vice President of PT Freeport Indonesia.

James R. Moffett has served as Chairman of the Board and Chief Executive Officer of FCX since July 1995 and has served as Chairman of the Board of FCX since May 1992. He is also President Commissioner of PT Freeport Indonesia and Co-Chairman of the Board of McMoRan. From April 1994 to November 1998 he was Co-Chairman of the Board of McMoRan Oil & Gas and from November 1997 to November 1998 he was Co-Chairman of the Board of Freeport Sulphur. Mr. Moffett served as Chairman of the Board of Freeport-McMoRan Inc. from September 1984 to December 1997.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

CLASS A COMMON SHARES

      Our Class A common shares trade on the New York Stock Exchange (NYSE) under the symbol "FCX.A." The FCX.A share price is reported daily in the financial press under "FMCGA" in most listings of NYSE securities. At year-end 2001, the number of holders of record of Class A common shares was 5,802. NYSE composite tape Class A common share price ranges during 2001 and 2000:

                                       2001                           2000
                             ------------------------       -------------------------
                               High            Low            High             Low
                             --------       ---------       ---------       ---------
First Quarter                $ 13.200       $   8.000       $  18.625       $  11.000
Second Quarter                 15.400          10.030          11.750           8.438
Third Quarter                  11.530           9.060           9.875           8.000
Fourth Quarter                 13.500           8.750           8.813           6.750

CLASS B COMMON SHARES

      Our Class B common shares trade on the NYSE under the symbol "FCX." The FCX share price is reported daily in the financial press under "FMCG" in most listings of NYSE securities. At year-end 2001, the number of holders of record of our Class B common shares was 9,803. NYSE composite tape Class B common share price ranges during 2001 and 2000:

                                       2001                           2000
                             ------------------------       -------------------------
                               High            Low             High            Low
                             --------       ---------       ---------       ---------
First Quarter                $ 14.690       $   8.313       $  21.438       $  12.063
Second Quarter                 17.150          11,050          12.750           8.813
Third Quarter                  12.980          10.230          10.625           8.188
Fourth Quarter                 14.240           9.400           9.375           6.750

As of February 26, 2002, there were 5,734 and 9,681 holders of record of our Class A and Class B common stock, respectively.

COMMON SHARE DIVIDENDS

      There were no cash dividends paid on our common stock during 2000 and 2001.

RECLASSIFICATION OF CLASS A AND CLASS B COMMON SHARES

      On February 28, 2002, FCX's Board of Directors authorized and recommended to its stockholders a proposal to reclassify its Class A and Class B common stock into a single class of common stock on a one share-for-one share basis. The reclassification proposal will require the affirmative vote of the holders of a majority of each class of common stock, voting as separate classes, and will be presented at the upcoming annual meeting of stockholders on May 2, 2002. The reclassification is intended to simplify the company's capital structure, enhance the company's ability to structure and execute equity-based transactions, increase the trading liquidity of the company's common stock, and generate administrative cost savings.

ITEM 6. SELECTED FINANCIAL DATA.

                       FREEPORT-MCMORAN COPPER & GOLD INC.
                      SELECTED FINANCIAL AND OPERATING DATA

                                                             2001           2000           1999           1998            1997
                                                          ----------     ----------     ----------     ----------     ----------
                                                                  (Financial Data in Thousands, Except Per Share Amounts)
FCX CONSOLIDATED FINANCIAL DATA
Years Ended December 31:
Revenues                                                  $1,838,866     $1,868,610     $1,887,328     $1,757,132     $2,000,904
Operating Income                                             542,926(a)     492,293(b)     578,316(c)     579,585(d)     659,262(e)
N(e)t in(c)om(e) appli(c)a(b)l(e) to (c)ommon sto(c)k         76,496(a)      39,500(b)     100,787(c)     118,317(d)     208,541(e)
(b)asi(c) n(e)t in(c)om(e) p(e)r (c)ommon shar(e)                .53(a)         .26(b)         .62(c)         .67(d)        1.06(e)
(d)ilut(e)(d) n(e)t in(c)om(e) p(e)r (c)ommon shar(e)            .53(a)         .26(b)         .61(c)         .67(d)        1.06(e)
Dividends paid per common share                                   --             --             --            .20            .90
Basic average shares outstanding                             143,952        153,997        163,613        175,353        196,392
Diluted average shares outstanding                           144,938        154,519        164,567        175,354        197,653
At December 31:
Property, plant and equipment, net                         3,457,277      3,248,710      3,381,465      3,504,221      3,558,736
Total assets                                               4,211,929      3,950,741      4,082,916      4,192,634      4,152,209
Long-term debt, including current portion
    and short-term borrowings                              2,338,600      2,190,025      2,148,259      2,456,793      2,388,982
Redeemable preferred stock                                   462,504        475,005        487,507        500,007        500,007
Stockholders' equity                                         104,444         37,931        196,880        103,416        278,892

PT FREEPORT INDONESIA OPERATING DATA, NET OF RIO TINTO'S
  INTEREST
Copper
    Production (000s of recoverable pounds)                1,393,400      1,388,100      1,428,100      1,427,300      1,166,500
    Production (metric tons)                                 632,000        629,600        647,800        647,400        529,100
    Sales (000s of recoverable pounds)                     1,399,100      1,393,700      1,441,000      1,419,500      1,188,600
    Sales (metric tons)                                      634,600        632,200        653,600        643,900        539,100
    Average realized price per pound                      $      .69     $      .82     $      .75     $      .73           $.94(f)
Gold
    Production (recoverable ounces)                        2,634,900      1,899,500      2,379,100      2,227,700      1,798,300
    Sales (recoverable ounces)                             2,644,800      1,921,400      2,423,900      2,190,300      1,888,100
    Average realized price per ounce                      $   269.24     $   276.06     $   276.53     $   290.57        $346.14(f)
Silver
    Production (recoverable ounces)                        3,771,500      3,542,400      3,444,500      3,421,200      2,568,700
    Sales (recoverable ounces)                             3,782,600      3,542,300      3,479,600      3,412,300      2,724,300
    Average realized price per ounce                      $     4.80     $     4.98     $     5.21     $     5.29     $     4.68

ATLANTIC COPPER OPERATING DATA
Concentrate treated (metric tons)                            891,100        916,300        949,400        973,900        929,700
Anodes
    Production (000s of pounds)                              617,300        639,100        647,100        642,400        639,800
    Production (metric tons)                                 280,000        289,900        293,500        291,400        290,200
    Sales (000s of pounds)                                    87,500         80,600         84,300         96,900        133,500
    Sales (metric tons)                                       39,700         36,600         38,200         44,000         60,600
Cathodes
    Production (000s of pounds)                              518,700        567,900        556,600        544,800        505,600
    Production (metric tons)                                 235,300        257,600        252,500        247,100        229,300
    Sales (including wire rod and wire)
        (000s of pounds)                                     549,800        562,300        558,500        544,300        505,300
        (metric tons)                                        249,400        255,100        253,300        246,900        229,200
Gold sales in anodes and slimes (ounces)                     831,300        605,700        792,700        678,700        532,900
Cathode cash production cost per pound
    before hedging                                        $      .14     $      .11     $      .13     $      .13     $      .12

                       FREEPORT-MCMORAN COPPER & GOLD INC
                      SELECTED FINANCIAL AND OPERATING DATA

                                                     2001            2000             1999            1998             1997
                                                ---------------  --------------  ---------------  ---------------  ---------------
PT SMELTING OPERATING DATA(G)
Concentrate treated (metric tons)                      702,900         582,200          436,000            --
Anodes
    Production (000s of pounds)                        479,400         383,200          279,400            --
    Production (metric tons)                           217,500         173,800          126,700            --
    Sales (000s of pounds)                              10,100          33,100           50,300            --
    Sales (metric tons)                                  4,600          15,000           22,800            --
Cathodes
    Production (000s of pounds)                        468,400         349,200          200,100            --
    Production (metric tons)                           212,500         158,400           90,800            --
    Sales (000s of pounds)                             468,800         349,700          193,800            --
    Sales (metric tons)                                212,600         158,600           87,900            --
Cathode cash production cost per pound                    $.12            $.13             $.12            --

PT FREEPORT INDONESIA, 100% OPERATING DATA
Ore milled (metric tons per day)                       237,800         223,500          220,700         196,400          128,600
Average ore grade
    Copper (percent)                                      1.00            1.07             1.12            1.30             1.37
    Gold (grams per metric ton)                           1.41            1.10             1.37            1.49             1.51
    Gold (ounce per metric ton)                           .045            .035             .044            .048             .049
    Silver (grams per metric ton)                         3.20            2.97             2.78            3.17             3.11
    Silver (ounce per metric ton)                         .103            .095             .089            .102             .100
Recovery rates (percent)
    Copper                                                86.9            88.2             84.6            86.9             85.4
    Gold                                                  89.5            84.3             83.7            85.3             81.4
    Silver                                                59.0            60.0             63.4            71.8             65.6
Copper
    Production (000s of recoverable pounds)          1,594,200       1,636,700        1,630,700       1,721,300        1,166,500
    Production (metric tons)                           723,100         742,400          739,700         780,800          529,100
    Sales (000s of recoverable pounds)               1,600,900       1,643,500        1,647,800       1,706,700        1,188,600
    Sales (metric tons)                                726,200         745,500          747,400         774,100          539,100
Gold (recoverable ounces)
    Production                                       3,488,100       2,362,600        2,993,100       2,839,700        1,798,300
    Sales                                            3,498,300       2,387,300        3,047,100       2,774,700        1,888,100
Silver (recoverable ounces)
    Production                                       4,264,300       3,833,200        3,781,300       4,040,600        2,568,700
    Sales                                            4,280,400       3,847,700        3,829,400       4,008,000        2,724,300

                                      NOTES

a. Includes net charges totaling $7.2 million ($6.1 million to net income or $0.04 per share) consisting of a net $5.0 million charge primarily for past service costs for an Atlantic Copper employee benefit plan and a $2.2 million charge for initial funding of a trust established for voluntary special recognition of tribal communities' traditional land rights in the PT Freeport Indonesia operations area.

b. Includes net charges totaling $12.4 million ($8.0 million to net income or $0.05 per share) consisting of $6.0 million for contribution commitments to support small business development programs within Papua (formerly Irian Jaya) and $7.9 million for personnel severance costs, partly offset by a $1.5 million gain for the reversal of stock appreciation rights and related costs caused by the decline in FCX's common stock price.

c. Includes charges totaling $8.8 million ($5.7 million to net income or $0.03 per share) consisting of $3.6 million for an early retirement program, $1.4 million for costs of stock appreciation rights caused by the increase in FCX's common stock price and $3.8 million primarily for bank advisory fees.

d. Includes net charges totaling $9.1 million ($4.4 million to net income or $0.03 per share) associated with the sale of corporate aircraft.

e. Includes a $25.3 million gain ($12.3 million to net income or $0.06 per share) for the reversal of stock appreciation rights and related costs caused by the decline in FCX's common stock price.

f. Amounts were $0.90 for copper and $326.08 for gold before hedging adjustments.

g. PT Smelting is 25 percent owned by PT Freeport Indonesia and began operations in the fourth quarter of 1998. Amounts were insignificant for 1998.

      Our ratio of earnings to fixed charges was as follows for the years presented.

                                                             Years Ended December 31,
                                             ---------------------------------------------------------
                                             2001         2000         1999          1998         1997
                                             ----         ----         ----          ----         ----
Ratio of earnings to fixed charges           2.9x         2.3x         2.9x          2.5x         3.8x
Ratio of earnings to fixed charges and
     preferred stock dividends               2.1x         1.7x         2.2x          1.9x         2.8x

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

                       FREEPORT-MCMORAN COPPER & GOLD INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                    OVERVIEW

      The results of operations we are reporting do not necessarily represent what our future results may be. The following discussion should be read together with our financial statements and the related notes.

      We operate through our majority-owned subsidiary, PT Freeport Indonesia, and through PT Irja Eastern Minerals and Atlantic Copper, S.A., our wholly owned subsidiaries. PT Freeport Indonesia's operations involve mineral exploration and development, mining and milling of ore containing copper, gold and silver in Papua (formerly Irian Jaya), Indonesia, and the worldwide marketing of concentrates containing those metals. PT Freeport Indonesia also has a 25 percent interest in PT Smelting, an Indonesian company which operates a copper smelter and refinery in Gresik, Indonesia. Eastern Minerals conducts mineral exploration activities in Papua. Atlantic Copper's operations are located in Spain and involve the smelting and refining of copper concentrates, and the marketing of refined copper products and precious metals in slimes.

      PT Freeport Indonesia operates under an agreement, called a Contract of Work, with the Government of Indonesia. The Contract of Work allows us to conduct exploration, mining and production activities in a 24,700-acre area called Block A. The Contract of Work also allows us to explore for minerals in a
0.5 million-acre area called Block B. All of our proven and probable mineral reserves and current mining operations are located in Block A. Eastern Minerals holds an additional Contract of Work originally covering a 2.5 million-acre area. Under the terms of the Eastern Minerals Contract of Work, we have already relinquished 1.25 million acres and must relinquish an additional 0.6 million acres. In addition to the PT Freeport Indonesia and Eastern Minerals exploration acreage, we have the right to conduct other mineral exploration activities in Papua pursuant to a joint venture through PT Nabire Bakti Mining. Field exploration activities outside of our current mining operations in Block A have been temporarily suspended due to safety and security issues and uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas covered by our Contracts of Work and an Indonesian law enacted in 1999 prohibiting open-pit mining in forest preservation areas.

Increased Ownership in PT Freeport Indonesia

      We guarantee a $253.4 million bank loan to PT Nusamba Mineral Industri (Nusamba), which was to mature in March 2002. In 1997, Nusamba used the loan proceeds plus $61.6 million of cash, for a total of $315.0 million, to purchase stock of PT Indocopper Investama, an Indonesian company whose only significant assets are its 9.36 percent of PT Freeport Indonesia's common stock and its 10.0 percent of Eastern Minerals' stock. We guaranteed the Nusamba loan for the purpose of continuing minority Indonesian ownership in PT Freeport Indonesia.
We also agreed to lend Nusamba any amounts necessary to cover shortfalls between the interest payments on the loan and dividends received by Nusamba on the PT Indocopper Investama stock. We loaned Nusamba $12.8 million in 2001, $12.4 million in 2000 and $18.3 million in 1999 to cover shortfalls on interest payments. In 2001, we charged $7.3 million of the loans to Nusamba to Other Expense because the total of the guaranteed loan and the amounts we had subsequently loaned to Nusamba had exceeded the original purchase price ($315 million) of Nusamba's acquisition of its interest in PT Indocopper Investama.

         In discussions subsequent to December 31, 2001, Nusamba informed us that it did not expect to be able to repay the bank loan or our loan at maturity, which would obligate us to pay the bank loan. On February 27, 2002, we repaid the bank loan as provided for under the terms of our amended credit facilities (see "Amended Bank Credit Facilities" in our "Capital Resources and Liquidity" discussion) and acquired Nusamba's ownership in PT Indocopper Investama. As a result of our payment of the Nusamba bank loan, on our December 31, 2001, balance sheet we have:

      - recorded an additional liability of $253.4 million to reflect the payment of the Nusamba bank loan,

      - reduced our "other assets" by $61.6 million to reflect the nonpayment of our loan to Nusamba,

      - increased deferred income taxes by $4.2 million to reflect tax liabilities relating to our increased equity ownership in PT Freeport Indonesia,

      - reduced minority interests by $52.0 million to reflect our increased equity ownership in PT Freeport Indonesia, and

      - increased property, plant and equipment by $267.3 million to reflect the cost of the acquisition in excess of the book value of the equity ownership in PT Freeport Indonesia we acquired.

      The pro forma impact had we been obligated to perform under the guarantee on January 1, 2001, would have been an approximately $6 million ($0.04 per share) reduction in our 2001 net income. For 2002, our earnings will reflect an increased ownership interest in PT Freeport Indonesia, increased interest costs related to the $253.4 million term loan under our bank credit facilities and additional depreciation and amortization expense for the increase in property, plant and equipment.

Joint Ventures with Rio Tinto

      In 1996, we established joint ventures with Rio Tinto plc, an international mining company with headquarters in London, England. One joint venture covers PT Freeport Indonesia's mining operations in Block A and gives Rio Tinto, through 2021, a 40 percent interest in certain assets and in production above specified levels from operations in Block A and, after 2021, a 40 percent interest in all production from Block A.

      Operating, nonexpansion capital and administrative costs are shared proportionately between PT Freeport Indonesia and Rio Tinto based on the ratio of (a) the incremental revenues from production from our most recent expansion and (b) total revenues from production from Block A, including production from PT Freeport Indonesia's previously existing reserves. PT Freeport Indonesia receives 100 percent of the cash flow from specified annual amounts of copper, gold and silver through 2021 calculated by reference to its proven and probable reserves as of December 31, 1994, and 60 percent of all remaining cash flow.

      Under our joint venture arrangements, Rio Tinto has a 40 percent interest in PT Freeport Indonesia's Contract of Work and Eastern Minerals' Contract of Work. Rio Tinto also has the option to participate in 40 percent of any of our other future exploration projects in Papua. Rio Tinto has elected to participate in 40 percent of our interest and cost in the PT Nabire Bakti exploration joint venture covering approximately 0.5 million acres contiguous to Block B and one of Eastern Minerals' blocks.

Reserves

      During 2001, additions to the aggregate proven and probable reserves of the Grasberg and other Block A ore bodies totaled approximately 156 million metric tons of ore representing increases of 3.2 billion recoverable pounds of copper, 4.3 million recoverable ounces of gold and 16.3 million recoverable ounces of silver (see "Exploration"). Net of Rio Tinto's share, PT Freeport Indonesia's share of proven and probable recoverable reserves as of December 31, 2001, was 39.4 billion pounds of copper, 50.2 million ounces of gold and 114.5 million ounces of silver. FCX's equity interest in proven and probable recoverable reserves as of December 31, 2001, including Nusamba's interest in PT Freeport Indonesia that we acquired subsequent to year end, was 35.7 billion pounds of copper, 45.5 million ounces of gold and 103.8 million ounces of silver (see "Note 13. Supplementary Mineral Reserve Information (Unaudited)"). PT Freeport Indonesia's share of reserve additions replaced approximately 137 percent of its 2001 copper production, 97 percent of 2001 gold production and 259 percent of 2001 silver production. Estimated recoverable reserves were assessed using an average copper price of $0.87 per pound and an average gold price of $285 per ounce. Using a copper price of $0.75 per pound and a gold price of $270 per ounce would have resulted in less than a one percent reduction in our estimated recoverable copper and gold reserves.

                       CONSOLIDATED RESULTS OF OPERATIONS

      Our consolidated revenues, which include PT Freeport Indonesia and Atlantic Copper revenues after eliminating intercompany revenues, have declined slightly over the past three years primarily because of variances in PT Freeport Indonesia's gold sales volumes and copper price realizations. Revenues in 2001 benefited from higher gold sales volumes, offset by lower copper price realizations when compared with 2000. Revenues in 2000 benefited from higher copper price realizations offset by lower gold sales volumes when compared with 1999. PT Freeport Indonesia's copper sales volumes were relatively unchanged over the past four years.

      Consolidated production and delivery costs were lower in 2001 compared with 2000, primarily because of (1) a change in our estimated average ratio of waste rock to ore over the life of the mine, (2) significant mark-to-market losses on foreign currency contracts in 2000 and (3) improved efficiencies. The change in our estimated average ratio of waste rock to ore benefited 2001 production costs by approximately $39 million compared with 2000. Losses on our foreign currency contracts, which are designed to hedge anticipated future operating costs, charged to production costs totaled $3.7 million in 2001, $21.7 million in 2000 and $11.8 million in 1999. Beginning in 2001, new accounting rules resulted in our deferring unrealized gains/losses on our foreign currency contracts that meet new hedging criteria (see "New Accounting Standards"). The higher production and delivery costs in 2000 also reflect higher mine maintenance costs associated with our larger heavy equipment fleet, including our mine haul trucks and electric shovels, and higher energy costs associated with a significant increase in diesel fuel costs.

      Our joint ventures with Rio Tinto incurred exploration costs of $14.4 million in 2001, $13.3 million in 2000 and $17.7 million in 1999. Our share of joint venture and other exploration costs totaled $9.2 million in 2001, $8.8 million in 2000 and $10.6 million in 1999. Our exploration efforts reflect a change beginning in 1999 to focus primarily on those areas with near-term exploitation opportunities and a reduction in field activities outside of Block
A. All exploration costs in the joint venture areas with Rio Tinto are shared 60 percent by us and 40 percent by Rio Tinto. The FCX/Rio Tinto joint ventures' 2002 exploration budgets total approximately $4 million, reflecting efforts to reduce costs during periods of continued low commodity prices.

      General and administrative expenses declined by $11.6 million to $59.4 million in 2001 from $71.0 million in 2000, mostly because of certain charges incurred in 2000. Estimated general and administrative expenses for 2002 are expected to increase by approximately 8 percent compared with 2001 and efforts are ongoing to reduce our overall costs, including general and administrative expenses. General and administrative expenses were basically unchanged in 2000 when compared with 1999. The 2000 amount includes charges totaling $6.0 million associated with contribution commitments to support small business development programs within Papua over a two-year period and $2.6 million for personnel severance costs, partly offset by a $1.5 million reversal of costs for stock appreciation rights caused by a decrease in FCX's common stock price. The 1999 amount includes charges totaling $5.5 million for costs of stock appreciation rights caused by the increase in FCX's common stock price and for bank advisory fees. As a percentage of revenues, general and administrative expenses were 3.2 percent in 2001, 3.8 percent in 2000 and 3.7 percent in 1999.

      Our total interest cost (before capitalization) was $183.0 million in 2001, $212.6 million in 2000 and $197.9 million in 1999. The lower interest levels in 2001 reflect lower average debt levels and interest rates, while the higher interest cost in 2000 compared with 1999 primarily reflected higher interest rates. Capitalized interest totaled $9.4 million in 2001, $7.2 million in 2000 and $3.8 million in 1999.

      FCX's effective tax rate was 57 percent in 2001, 58 percent in 2000 and 51 percent in 1999 (see "Note 8. Income Taxes"). PT Freeport Indonesia's Contract of Work provides a 35 percent corporate income tax rate and a withholding tax rate of 10 percent (based on the tax treaty between Indonesia and the United States) on dividends and interest paid to us by PT Freeport Indonesia. No income taxes are recorded at Atlantic Copper, which is subject to taxation in Spain, because it has not generated significant taxable income in recent years and has substantial tax loss carryforwards for which no financial statement benefit has been provided. Additionally, we only receive a small U.S. tax benefit on costs incurred by our parent company because it has no U.S.- sourced income. As a result, our effective tax rate varies with the level of earnings at PT Freeport Indonesia, Atlantic Copper and the parent company.

      The increase in minority interest charges in 2001 compared with 2000 primarily reflects higher net income at PT Freeport Indonesia. The decrease in minority interest charges in 2000 compared with 1999 primarily reflects changes in ownership of certain consolidated PT Freeport Indonesia infrastructure joint ventures (see "Capital Resources and Liquidity").

      We have two operating segments: "mining and exploration" and "smelting and refining." Our mining and exploration segment includes PT Freeport Indonesia's copper and gold mining operations in Indonesia and our Indonesian exploration activities. Our smelting and refining segment includes Atlantic Copper's operations in Spain. Summary operating income (loss) data by segment follows (in millions):

                                                          Years Ended December 31,
                                                    ------------------------------------
                                                       2001         2000          1999
                                                    ---------    ---------     ---------
Mining and exploration                               $  563.5     $  490.0     $   609.6
Smelting and refining                                   (16.0)        (1.7)          1.6
Intercompany eliminations and other                      (4.6)         4.0         (32.9)
                                                    ---------    ---------     ---------
     Operating income(a)                             $  542.9     $  492.3     $   578.3
                                                    =========    =========     =========

a. Profits on PT Freeport Indonesia's sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia's sales to PT Smelting are deferred until the final sale to third parties has occurred. Changes in the amount of these deferred profits impacted operating income by $11.8 million in 2001, $18.9 million in 2000 and $(17.2) million in 1999. Our consolidated earnings fluctuate depending on the timing and prices of these sales.

                        MINING AND EXPLORATION OPERATIONS

      A summary of changes in PT Freeport Indonesia revenues follows (in millions):

                                                            2001          2000
                                                         ----------    ----------
Revenues - prior year                                    $  1,413.1    $  1,464.8
     Sales volumes:
          Copper                                                4.4         (35.3)
          Gold                                                199.7        (139.0)
     Price realizations:
          Copper                                             (176.3)         96.2
          Gold                                                (18.0)         (0.9)
     Adjustments, primarily for copper
          pricing on prior year open sales                     (3.9)          7.8
     Treatment charges, royalties and other                    (4.9)         19.5
                                                         ----------    ----------
Revenues - current year                                  $  1,414.1    $  1,413.1
                                                         ==========    ==========

Gross Profit Per Pound of Copper (cents)
                                                       Years Ended December 31,
                                                    -------------------------------
                                                      2001        2000        1999
                                                    -------     -------     -------
Average realized price                                 69.0        81.6        74.7
                                                    -------     -------     -------
Production costs:
     Site production and delivery                      38.8        42.7        36.5
     Gold and silver credits                          (51.9)      (39.3)      (47.8)
     Treatment charges                                 18.2        18.2        18.9
     Royalty on metals                                  1.7         1.4         1.6
                                                    -------     -------     -------
          Cash production costs                         6.8        23.0         9.2
     Depreciation and amortization                     18.0        18.0        18.0
                                                    -------     -------     -------
          Total production costs                       24.8        41.0        27.2
                                                    -------     -------     -------
Adjustments, primarily for copper pricing
     on prior year open sales                           0.1         0.1        (0.5)
                                                    -------     -------     -------
Gross profit per pound of copper                       44.3        40.7        47.0
                                                    =======     =======     =======

PT Freeport Indonesia Operating Results - 2001 Compared with 2000

      PT Freeport Indonesia's 2001 revenues benefited from significant increases in gold sales volumes compared to the 2000 period, partly offset by lower copper and gold average realized prices (see "Selected Financial and Operating Data"). When compared to 2000, gold sales volumes improved by 38 percent to an annual record 2.6 million ounces while copper prices declined throughout 2001, resulting in a $0.13 per pound or 16 percent decline in the 2001 average realized price compared with 2000. Treatment charges were essentially unchanged year-to-year, but royalties were higher in 2001 primarily because of significantly higher gold sales volumes. Royalties totaled $24.3 million in 2001 and $20.2 million in 2000. A portion of treatment charges varies with the price of copper and royalties vary with volumes and prices of copper and gold.

      PT Freeport Indonesia's 2001 production benefited from higher mill throughput rates, gold ore grades and gold recovery rates when compared with 2000. Mill throughput averaged a record 237,800 metric tons of ore per day, 6 percent higher than the 223,500 metric tons per day reported in 2000. Gold ore grades of 1.41 grams per ton in 2001 were 28 percent higher than the 1.10 grams per ton in 2000. Recovery rates for gold were a record-high 89.5 percent in 2001 reflecting high-recovery ore processed during the year and results of various enhanced recovery initiatives achieved at the mill. Ore grades to be mined in the early part of 2002, particularly for gold, are expected to be lower than the higher grade material mined throughout most of 2001. We expect to return to higher grade ore in the second half of 2002. Because of the nature of the Grasberg ore body, there are periods when the sequencing of mining results in production that is economical, but lower than average in grade.

      Mill throughput rates will vary based on the characteristics of the ore being processed as we manage our operations to optimize metal production. In May 2000, PT Freeport Indonesia, in consultation with the Government of Indonesia, voluntarily agreed to temporarily limit Grasberg open-pit production because of an incident at its Wanagon overburden stockpile (see "Environmental Matters"). In January 2001, PT Freeport Indonesia resumed normal mining operations at Grasberg after receiving governmental approval.

      At the Deep Ore Zone underground mine, initial production of ore commenced in September 2000. Production averaged 5,500 metric tons of ore per day in 2001 and 2,700 metric tons of ore per day during the fourth quarter of 2000. Full production of 25,000 metric tons of ore per day is expected in the second half of 2002, ahead of original projections. We are currently studying plans to increase production rates to as much as 35,000 metric tons of ore per day.

      Average unit net cash production costs, including gold and silver credits, were a record-low 6.8 cents per pound in 2001 compared with 23.0 cents per pound in 2000. Unit site production and delivery costs in 2001 averaged 38.8 cents per pound of copper, 3.9 cents per pound lower than the 42.7 cents reported in 2000, primarily because of the previously reported change in the estimated ratio of waste rock to ore over the life of the mine (see "PT Freeport Indonesia Operating Results-2000 Compared with 1999") and the effect of weaker foreign currencies. The change in the estimated ratio of waste rock to ore benefited 2001 unit costs by approximately 2.8 cents per pound compared with 2000. As of December 31, 2001, deferred mining costs included in property, plant and equipment totaled $47.6 million. Gold credits of 51.9 cents per pound in 2001 were higher when compared with the 2000 level of 39.3 cents per pound primarily because of record annual gold sales resulting from higher gold ore grades and record recovery rates.

      For 2001, PT Freeport Indonesia changed the estimated depreciable lives of certain of its straight-line assets, primarily its power generation assets, which decreased depreciation expense for 2001, and had increased estimates of future development costs related to its undeveloped ore bodies, which increased depreciation expense for 2001. These mostly offsetting changes resulted from a review of recent operating history and current maintenance practices, and from our updated comprehensive mine development plan. PT Freeport Indonesia's depreciation rate of 18.0 cents per pound for 2001 remained unchanged from 2000, but is expected to be approximately 15 cents per pound for 2002 primarily because of a change in its depreciation methodology (see "Note 1. Summary of Significant Accounting Policies").

      For 2002, unit production and delivery costs are expected to be lower than in 2001, primarily because of higher volumes of copper. Unit net cash production costs, including gold and silver credits, for 2002 are expected to average less than 18 cents per pound of copper, assuming gold prices of $270 per ounce. In the first half of 2002, unit costs are expected to be higher than the average for 2002 and in the second half of 2002 unit costs are expected to be lower than the average, as both ore grade and production are expected to increase during the year.

      In September 2001, we established a trust for the benefit of those tribal communities in villages closest to PT Freeport Indonesia's operations for voluntary special recognition of their traditional land rights in the Grasberg mining area, as part of an agreement first outlined with these tribes in 1996. Under the agreement, PT Freeport Indonesia will fund $0.5 million per year to the trust, as long as certain conditions are met, and has provided $2.5 million representing funding for mid-1996 through mid-2001. PT Freeport Indonesia recorded a $2.2 million charge to 2001 production costs for its share of the initial commitment.

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

PT Freeport Indonesia Operating Results - 2000 Compared with 1999

      PT Freeport Indonesia's 2000 revenues benefited from a 9 percent increase in copper price realizations, offset by a 21 percent decline in gold sales volumes and a 3 percent decline in copper sales volumes compared to 1999. Lower ore grades, partly offset by improved recovery rates, resulted in lower 2000 sales volumes. Treatment charges in total were lower in 2000 primarily because of lower treatment rates and copper sales.

      PT Freeport Indonesia's mill throughput averaged 223,500 metric tons of ore per day compared with 220,700 metric tons of ore per day for 1999. Lower ore grades during 2000, partly offset by higher recovery rates at the mill, resulted in lower gold production compared with 1999. As discussed in "Environmental Matters," in May 2000 PT Freeport Indonesia voluntarily agreed to temporarily limit Grasberg open-pit production because of an incident at its Wanagon overburden stockpile.

      Site production and delivery costs in 2000 averaged 42.7 cents per pound of copper, 6.2 cents per pound higher than the 36.5 cents per pound reported in 1999. Higher mine maintenance costs associated with our larger heavy equipment fleet, including our mine haul trucks and electric shovels, and higher energy costs associated with a significant increase in diesel fuel costs during the year contributed to the higher unit costs. Gold credits in 2000 declined to 39.3 cents per pound as compared with 47.8 cents per pound in 1999 because of lower gold sales. Unit treatment charges were lower in 2000 than in 1999 because of market conditions. Unit royalty costs were lower in 2000 compared with 1999 because of lower gold sales. Royalties totaled $20.2 million in 2000 and $23.0 million in 1999.

      A portion of PT Freeport Indonesia's surface mining costs associated with waste rock removal at the Grasberg open-pit mine are initially deferred and subsequently charged to operating costs on the basis of the average ratio of waste rock to ore over the life of the mine. Because of the nature of the Grasberg deposit, mining costs associated with waste rock removal are significantly higher in the early years of the mine's life than in the later years. As a result, waste rock removal costs that relate to future production are deferred in the early years of the mine's life. Prior to 2000, ongoing delineation drilling efforts combined with successive large expansions of PT Freeport Indonesia's mining and milling capacity caused significant variability in engineering estimates of the quantity of estimated waste rock required to be removed over the Grasberg pit's life. As a result, PT Freeport Indonesia's deferral of waste rock removal costs was determined using waste-to-ore ratios excluding the years near the end of the productive life of the Grasberg pit, and had not varied significantly. However, during the fourth quarter of 2000 PT Freeport Indonesia determined that its future surface mine plans were sufficiently established to substantiate the use of estimated life-of-mine waste rock tonnage in its 2001 mine plan in the determination of its deferred waste rock removal costs at the Grasberg open-pit mine.

      In the fourth quarter of 2000, PT Freeport Indonesia changed its life-of-mine waste-to-ore ratio to 1.6 to 1 from 2.4 to 1. The fourth-quarter 2000 impact of the change was a $9.9 million deferral of mining costs. The change in total deferred mining costs for the year 2000 was less than $0.1 million. As of December 31, 2000, deferred mining costs included in property, plant and equipment totaled $18.1 million. In 1999 PT Freeport Indonesia amortized to production costs $11.6 million of previously deferred mining costs. The life-of-mine waste-to-ore ratio and the remaining life of the surface mine are reassessed at least annually by PT Freeport Indonesia, and any changes in estimates are reflected prospectively in the determination of deferred waste rock removal costs. The Grasberg open-pit mine is currently our only open-pit mine.

PT Freeport Indonesia Sales Outlook

      PT Freeport Indonesia's copper concentrates are sold primarily under long-term sales agreements that are denominated in U.S. dollars, mostly to companies in Asia and Europe and to international trading companies. PT Freeport Indonesia has commitments from various parties, including its affiliates Atlantic Copper and PT Smelting, to purchase virtually all of its estimated 2002 production at market prices. Net of Rio Tinto's interest, PT Freeport Indonesia's share of sales for 2002 is expected to approximate 1.5 billion pounds of copper and 2.1 million ounces of gold. Projected 2002 copper and gold sales reflect the expectation of mining ore with higher copper grades and lower gold grades than the 2001 grades.

      PT Freeport Indonesia has a long-term contract to provide approximately 60 percent of Atlantic Copper's copper concentrate requirements at market prices and nearly all of PT Smelting's copper concentrate requirements. For the first 15 years of PT Smelting's operations beginning December 1998, the treatment and refining charges on the majority of the concentrate PT Freeport Indonesia provides will not fall below a specified minimum rate, currently $0.23 per pound, which was the rate for 2001 and is the expected rate for 2002. We anticipate that PT Freeport Indonesia will sell approximately 50 percent of its concentrate production annually to Atlantic Copper and PT Smelting.

Exploration

      Drilling on all exploration projects in Block A was concluded in the fourth quarter of 2001. Our exploration and mine planning efforts resulted in the addition of approximately 156 million metric tons of ore to our December 31, 2001 reserves (see "Note 13. Supplementary Mineral Reserve Information (Unaudited)"). Additions were made to the Dom open pit, the Grasberg block cave, the Deep Ore Zone block cave and at Kucing Liar. Improvements to gold recovery at the Grasberg open pit offset reduced gold recovery expectations at Kucing Liar. As a result of continuing low commodity prices, we have reduced our exploration program for 2002 to focus largely on available exploration data. Limited drilling during 2002 will be directed towards delineation of reserves adjacent to our Deep Ore Zone mine.

      Field exploration activities outside of our current mining operations area are in suspension due to safety and security issues and uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas covered by our Contracts of Work and an Indonesian law enacted in 1999 prohibiting open-pit mining in forest preservation areas. These suspensions were granted for one-year periods ending February 26, 2002, for Block B, March 31, 2002, for PT Nabire Bakti Mining and November 15, 2002, for Eastern Minerals. We are currently seeking a renewal of the Block B suspension and expect to seek suspension renewals for the other areas in 2002 for additional one-year periods by written request to the Government of Indonesia.

                        SMELTING AND REFINING OPERATIONS

      Our investment in smelters serves an important role in our concentrate marketing strategy. Approximately one-half of PT Freeport Indonesia's concentrate production is sold to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder is sold to other customers.

      Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and income to Atlantic Copper and PT Smelting. However, because we have integrated our upstream (mining and milling) and downstream (smelting and refining) operations, we are able to achieve operating hedges which substantially offset the effect of changes in treatment charges for smelting and refining PT Freeport Indonesia's copper concentrates. For example, while low smelting and refining charges adversely affect the operating results of Atlantic Copper and PT Smelting, low charges benefit the operating results of PT Freeport Indonesia's mining operations.

      As a result, changes in smelting and refining charges do not have a significant impact on our consolidated operating results. Taking into account taxes and minority ownership interests, an equivalent change in the charges PT Freeport Indonesia pays and the charges Atlantic Copper and PT Smelting receive would essentially offset in our consolidated operating results.

Atlantic Copper Operating Results

                                                           Years Ended December 31,
                                                      ------------------------------------
                                                        2001          2000         1999
                                                      --------      --------      --------
Cash margin (in millions)                             $   25.7      $   52.6      $   57.5
Operating income (loss) (in millions)                 $  (16.0)     $   (1.7)     $    1.6
Concentrate treated (metric tons)                      891,100       916,300       949,400
Anode production (000s of pounds)                      617,300       639,100       647,100
Cathode, wire rod and wire sales (000s of pounds)      549,800       562,300       558,500
Gold sales in anodes and slimes (ounces)               831,300       605,700       792,700

Atlantic Copper Operating Results - 2001 Compared with 2000

      Atlantic Copper's cash margin, revenues less production costs, was $26.9 million lower in 2001 compared with 2000 primarily because of lower sales volumes and higher unit costs for refined copper cathodes resulting from a scheduled 27-day major maintenance turnaround in April 2001. The major maintenance turnaround was completed on schedule and had a total impact on cash margin of approximately $15 million (approximately $9 million of direct costs and $6 million related to lower sales volumes). Atlantic Copper's cathode cash production costs per pound of copper, before currency hedging, averaged $0.14 in 2001 and $0.11 in 2000. The increase in unit costs in 2001 primarily reflects the effects of lower production volumes and the costs resulting from the turnaround. The next scheduled major maintenance turnaround is not anticipated for three years. Atlantic Copper's treatment rates (including price participation) averaged $0.17 per pound in 2001 and 2000, which represent historically low levels.

      Atlantic Copper recorded an operating loss of $16.0 million in 2001, compared with $1.7 million in 2000. Atlantic Copper recorded net charges to operating results totaling $5.0 million in 2001 primarily for past service costs for an employee benefit plan. Atlantic Copper's operating results also include a $3.0 million charge in 2001 on currency hedging contracts maturing during the year compared to a $16.4 million charge in 2000 for changes in market value of all outstanding currency hedging contracts. As part of refinancing its debt in June 2000, Atlantic Copper was required to significantly expand its program to hedge its anticipated euro-denominated operating costs. Under new accounting standards that we adopted effective January 1, 2001 (see "New Accounting Standards" and "Note 1. Summary of Significant Accounting Policies"), Atlantic Copper recorded net charges to Other Comprehensive Income totaling $10.1 million in 2001 for its outstanding currency hedging contracts at December 31, 2001.

Atlantic Copper Operating Results - 2000 Compared with 1999

      Atlantic Copper's cash margin was $52.6 million in 2000 compared with $57.5 million in 1999. The $4.9 million decline in the cash margin primarily reflects lower treatment rates of $0.17 per pound in 2000 compared with $0.20 per pound in 1999. Excess smelter capacity, combined with limited copper concentrate availability, have caused long-term treatment and refining rates to decline since early 1998. Operating income included charges totaling $16.4 million in 2000 and $14.9 million in 1999 for the mark-to-market effect of Atlantic Copper's euro currency hedging contracts.

PT Smelting Operating Results (in millions)

                                                                 Years Ended December 31,
                                                             ---------------------------------
                                                                2001       2000         1999
                                                             ---------  ---------    ---------
Equity in PT Smelting losses                                 $    5.1   $    13.6    $   10.1
PT Freeport Indonesia profits (recognized) deferred          $   (6.2)  $     2.0    $    8.0
PT Freeport Indonesia sales to PT Smelting                   $  374.1   $   343.3    $  252.6

PT Smelting Operating Results - 2001 Compared with 2000

      PT Freeport Indonesia accounts for its 25 percent interest in PT Smelting under the equity method and provides PT Smelting with nearly all of its concentrate requirements (see "Note 9. Transactions with Affiliates and Employee Benefits"). PT Smelting operated at 109 percent of its full design capacity of 200,000 metric tons of copper per year during 2001 and at 87 percent of its full design capacity during 2000. Concentrate treated during 2001 totaled 702,900 metric tons, 21 percent above the year-ago period. Anode production was 25 percent higher and cathode production was 34 percent higher in 2001 compared with 2000. PT Smelting's cathode cash production costs per pound of copper totaled $0.12 in 2001, compared with $0.13 in 2000. PT Smelting shut down the smelter, as planned, at the end of March 2000 for the tie-in of a new third anode furnace as well as for planned maintenance. The smelter restarted at the end of April 2000.

      Our revenues include PT Freeport Indonesia's sales to PT Smelting, but we defer recognizing profits on 25 percent of PT Freeport Indonesia sales to PT Smelting that are still in PT Smelting's inventory at the end of the period. The effect of changes in these deferred profits was the recognition of profits totaling $6.2 million in 2001 and the deferral of profits totaling $2.0 million in 2000.

PT Smelting Operating Results - 2000 Compared with 1999

      As discussed above, PT Smelting temporarily shut down its smelter in 2000 for the tie-in of a new third anode furnace as well as for planned maintenance. During the third quarter of 2000, PT Smelting reached full design capacity of 200,000 metric tons of copper per year. PT Smelting produced 173,800 metric tons of copper in 2000 compared with 126,700 metric tons of copper during 1999. Cathode cash production costs per pound totaled $0.13 in 2000 compared with $0.12 in 1999. The increase in 2000 reflects the shutdown discussed above.

                         CAPITAL RESOURCES AND LIQUIDITY

Operating Activities

      Our operating cash flow exceeded $500 million for the last three years and totaled $509.0 million in 2001, compared with $516.0 million reported in the year-ago period. FCX will continue initiatives in 2002 that are intended to minimize cash expenditures to mitigate the impact of continued low copper prices and expected lower gold sales volumes. Working capital, excluding cash, decreased $22.5 million in 2001 primarily because of the timing of collections of accounts receivable and inventory levels, partly offset by the timing of payments to Rio Tinto for its share of joint venture cash flows.

      Operating cash flow decreased 9 percent or $52.8 million in 2000 compared with 1999, primarily because of lower net income partly offset by working capital changes. Working capital, excluding cash, decreased $41.2 million in 2000 primarily because of the timing of payments for accounts payable and accrued liabilities and Rio Tinto's share of joint venture cash flows, partly offset by increases in product inventory and income taxes paid. Working capital increased $11.3 million in 1999 primarily because of an increase in inventories partly offset by a reduction in accounts receivable.

Investing Activities

      As part of our 2001 refinancing transactions discussed below, we sold $603.8 million of 8 1/4% Convertible Senior Notes due January 2006. The terms of these notes required that we use $139.8 million of the proceeds to purchase a portfolio of U.S. government securities, which secure and will be used to pay for the first six scheduled interest payments on the notes. The notes are otherwise unsecured.

      Our total 2001 capital expenditures were slightly lower compared to 2000. Capital expenditures included our share of development costs for the Deep Ore Zone mine totaling approximately $37 million in 2001 and approximately $33 million in 2000. Our capital expenditures for 2002 are expected to total approximately $170 million, including approximately $36 million for final development of the Deep Ore Zone mine, which started production in 2000 and is expected to reach full production of 25,000 metric tons of ore per day in the second half of 2002. Capital expenditure funding is expected to be provided by operating cash flows.

Financing Activities

      In August 2001, we sold $603.8 million of 8 1/4% Convertible Senior Notes due January 2006 (Convertible Notes) for net proceeds of $582.6 million. The net proceeds after purchasing the portfolio of U.S. government securities discussed above were used to repay outstanding amounts under our bank credit facilities.

      Including the net proceeds from the sale of the Convertible Notes, our net repayments of debt and partial redemptions of preferred stock totaled $136.0 million in 2001, $29.9 million in 2000 and $330.2 million in 1999. Repayments of debt included payments to acquire full ownership in certain infrastructure asset joint ventures owned by PT ALatieF Nusakarya Corporation, an Indonesian investor, totaling $25.9 million in 2000 and $12.5 million in 1999. PT Freeport Indonesia now owns 100 percent of these joint ventures. PT Freeport Indonesia's increased ownership in the joint ventures benefited net income because it eliminated PT Freeport Indonesia's obligation to pay a guaranteed 15 percent after-tax return to the previous owners. Repayments to Rio Tinto totaled $60.6 million in 2000 and $241.1 million in 1999 from PT Freeport Indonesia's share of incremental cash flow attributable to the fourth concentrator mill expansion. In less than two and one-half years, PT Freeport Indonesia fully repaid the $450 million loan from Rio Tinto, which funded PT Freeport Indonesia's share of the fourth concentrator mill expansion cost.

      In June 2000, our Board of Directors authorized a 20-million-share increase in our open market share purchase program, bringing the total shares approved for purchase under this program to 80 million. During 2001, we purchased 0.2 million of our shares (all during the first quarter) for $1.6 million, $8.35 per share. During 2000, we acquired 19.5 million of our shares for $201.8 million (an average of $10.35 per share). During 1999, we purchased
0.8 million shares for $7.8 million (an average of $9.20 per share). From inception of these programs in July 1995 through 2001, we have purchased a total of 70.7 million shares for $1.24 billion (an average of $17.53 per share) and approximately 9.3 million shares remain available under the program. The timing of future purchases is dependent upon many factors, including the price of our common shares, our business and financial position, and general economic and market conditions. Our amended bank credit facilities also include prohibitions on common stock repurchases. See "Amended Bank Credit Facilities" below.

      Our annual mandatory partial redemptions of our Silver-Denominated Preferred Stock totaled $10.4 million in 2001, $11.9 million in 2000 and $11.9 million in 1999. Five annual redemption payments remain and will vary with the price of silver. Cash dividends to minority interests owners vary with the level of PT Freeport Indonesia dividends and totaled $6.8 million in 2001, $51.9 million in 2000 and $13.7 million in 1999.

Amended Bank Credit Facilities

      In October 2001, we amended our bank credit facilities to extend the maturities and to provide a term loan for financing any obligations we may have resulting from our guarantee of the commercial bank loan to Nusamba. We believe that the amended bank credit facilities together with our cash flows from operations will enable us to fund our ongoing capital expenditures and meet our debt maturities and other commitments over the next several years.

- Commitments and Availability. Aggregate commitments under our amended credit facilities total $734.0 million. Borrowings on February 27, 2002, totaled $143.0 million for PT Freeport Indonesia and $361.0 million for FCX.

- Maturities and Term Loan Conversion. Amounts that we borrow under our amended credit facilities will mature on December 31, 2005. On December 31, 2003, all revolving loans will convert to term loans, except for a $150.0 million revolving loan for working capital purposes. Scheduled principal payments will not be required until maturity. Instead, we will repay the principal amount of the term loans through semiannual payments of any excess operating cash flows remaining after scheduled payments of other debts, permitted capital expenditures and payment of operating and other costs. Any remaining balance on the term loans will be due on December 31, 2005. Any outstanding balance on the remaining $150.0 million revolving loan will be due on the earlier of December 31, 2005, or one year following repayment in full of the term loans.

      We are able to use the amounts available under the amended credit facilities to satisfy interest and principal requirements on our other debt when due. We are currently required to use all operating cash flows remaining after scheduled payments of other debt, permitted capital expenditures and payment of operating and other costs to reduce our borrowings under the amended credit facilities. Thus, no portion of our operating cash flows is currently available for general corporate purposes. At such time that our aggregate borrowings and unused commitments under the amended facilities are less than $200 million and our ratio of consolidated debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) is less than or equal to 3.0:1.0, 25 percent of our operating cash flows will be available for general corporate purposes and 75 percent will reduce our borrowings under the amended credit facilities.

      Our amended facilities do not restrict our planned exploration activities. The amended credit facilities, however, impose annual limitations on PT Freeport Indonesia's capital expenditures, which limit the amount of funds that we can use for development activities. These annual limitations are approximately $171 million in 2002, $188 million in 2003, $128 million in 2004 and $136 million in 2005. If our capital expenditures in any year are less than 80 percent of the annual limitation for the year, then the unused amount for the year below 80 percent may be carried forward to the next two succeeding years, provided that the unused amount may only be used for deferred mining projects.

- Mandatory Repayments and Reductions in Commitments. If we raise proceeds from future offerings, 25 percent of the proceeds from debt issuances and 50 percent of the proceeds from equity issuances will be available to us for general corporate purposes, provided that the balance of such financing proceeds are used to repay borrowings and to reduce commitments under our amended credit facilities. All other proceeds from financings and all available cash of FCX and PT Freeport Indonesia will be used to pay outstanding borrowings under the amended credit facilities and the commitments under the facilities will be reduced by those amounts, except as necessary to maintain our availability to repay $250.0 million for the 7.20% senior notes (see "Revised Debt and Redeemable Preferred Stock Maturities") and to preserve the $150.0 million revolving facility that will continue to be available through December 31, 2005.

- Interest Rates. Interest rates on all loans under the amended credit facilities, including the amounts used to fund our obligations under the Nusamba guarantee, are LIBOR plus 4.0 percent with annual increases of 0.125 percent on each anniversary of the closing of the amended facilities. As of December 31, 2001, the interest rate on the amended facilities was 5.9 percent based on a LIBOR rate of 1.9 percent.

- Gold-Denominated Preferred Stock Due in 2003. Under the amended credit facilities, we have limitations on the amount of preferred stock we may redeem. In addition, if by August 2003 we have not refinanced or extended the maturity of 80 percent of the Gold-Denominated Preferred Stock beyond 2005, we will not thereafter be permitted to redeem or pay dividends on any of our preferred stock. Therefore, prior to the August 2003 mandatory redemption date of the depositary shares representing our Gold-Denominated Preferred Stock, we intend to refinance or restructure our redemption obligation as to at least 80 percent of the outstanding 6.0 million depositary shares.

- Other Covenants. The covenants under the amended credit facilities include (a) a minimum consolidated debt service coverage ratio of 1.25:1.0 through December 2002, and thereafter 1.5:1.0 and (b) a maximum ratio of consolidated debt to EBITDA equal to 4.25:1.0 through September 30, 2002, and thereafter 3.5:1.0. The covenants also include prohibitions on common stock dividends and common stock repurchases, prohibitions on changes in control of FCX or PT Freeport Indonesia, limitations on capital expenditures to specified budgets, limitations on investments, limitations on liens and limitations on transactions with affiliates. In addition, the covenants include a requirement that we implement minimum hedging protection for copper prices under certain circumstances. These covenants will require us to hedge at least 33 percent of our exposure to declines in copper prices for a period of up to one year if put options providing for the sale of copper at a floor price of at least $0.90 per pound become available at a cost of $0.02 or less per pound of copper. These put options would protect operating cash flow from the impact of declines in copper prices below the floor price while continuing to provide full participation at higher prices. The price of copper would have to increase substantially from current levels for put options to be available at this price.

- Security and Guarantees. Our obligations under the amended credit facilities are secured by a first security lien on over 80 percent of PT Freeport Indonesia's total assets (the remaining assets secure other obligations) and by our pledge of 50.1 percent of the outstanding capital stock of PT Freeport Indonesia and all of the outstanding capital stock of PT Indocopper Investama owned by us. PT Freeport Indonesia's obligations also continue to be secured by its pledge of its rights under the Contract of Work. In addition, PT Freeport Indonesia guarantees FCX's obligations under the credit facilities.

- Revised Debt and Redeemable Preferred Stock Maturities. Below is a summary of our debt and redeemable preferred stock maturities, including the Nusamba loan that we repaid in February 2002, based on loan balances as of December 31, 2001, and gold and silver prices (which determine the preferred stock redemption amounts) as of December 31, 2001 (in millions):

                                        2002     2003     2004     2005     2006     Thereafter
                                       ------   ------   ------   ------  --------   ----------
Amended bank credit facilities         $   --   $   --   $  --   $222.0   $     --     $   --
Nusamba loan(a)                            --       --      --    253.4         --         --
Infrastructure financings and
    equipment loans                     113.6     57.7    63.1     46.0       48.3      190.4
7.20% Senior Notes due 2026(b)             --    250.0      --       --         --         --
7.50% Senior Notes due 2006(c)             --       --      --       --      200.0         --
Convertible Notes                          --       --      --       --      603.8         --
Atlantic Copper facilities and other     91.8     20.1    10.1     24.1       24.1      120.1
                                       ------   ------   -----   ------   --------     ------
        Total debt maturities           205.4    327.8    73.2    545.5      876.2      310.5
Redeemable preferred stock(d)            10.8    176.7    10.8     10.8      129.7         --
                                       ------   ------   -----   ------   --------     ------
        Total maturities               $216.2   $504.5   $84.0   $556.3   $1,005.9     $310.5
                                       ======   ======   =====   ======   ========     ======

a. We repaid the Nusamba loan on February 27, 2002, as provided for under our amended bank credit facilities.
b. Although due in 2026, the holders of the 7.20% senior notes may, and are expected to, elect early repayment in November 2003.
c.    Due November 15, 2006.
d. Represents $10.8 million each year for our Silver-Denominated Preferred Stock, $165.9 million in August 2003 for our Gold-Denominated Preferred Stock, and $118.9 million in February 2006 for our Gold-Denominated Preferred Stock, Series II. As discussed above, we intend to refinance or restructure our redemption obligation as to at least 80 percent of the outstanding Gold-Denominated Preferred Stock.

Other Contractual Obligations

      In addition to our debt and redeemable preferred stock maturities, we have other long-term contractual obligations and commitments which we expect to fund with projected operating cash flows, available credit facilities or future financing transactions, if necessary. These obligations and commitments include PT Freeport Indonesia's commitment to provide one percent of its annual revenue through mid-2006 for development of the local people through the Freeport Fund for Irian Jaya Development. In addition, Atlantic Copper has an unfunded contractual obligation denominated in euros to supplement amounts paid to retired employees, as well as dollar-denominated contracts to purchase concentrates from third parties. Atlantic Copper makes annual payments, which totaled $5.7 million in 2001, to the retired employees. Amended Spanish legislation requires that Atlantic Copper begin funding its contractual obligation to the retired employees through a third party in November 2002. Atlantic Copper also has contracts with third parties to purchase concentrates totaling 296,000 metric tons in 2002, 220,000 metric tons in 2003, 134,000 metric tons in 2004, 140,000 metric tons in 2005 and 20,000 metric tons in 2006, at market prices.

Environmental Matters

      We believe that our Indonesian operations are being conducted pursuant to applicable permits and are in compliance in all material respects with applicable Indonesian environmental laws, rules and regulations. An independent environmental audit completed in 1999 by Montgomery Watson, an internationally recognized environmental consulting and auditing firm, verified our compliance. Our ultimate reclamation and closure activities will be determined after consultation with the Indonesian government, affected local residents and other affected parties. Thus, we cannot currently project with precision the ultimate amount of reclamation and closure costs we will incur. Our best estimate at this time is that PT Freeport Indonesia's total reclamation and closure costs may require in excess of $100 million but are not expected to exceed $150 million. Estimates of reclamation and closure costs involve complex issues requiring integrated assessments over a period of many years and are subject to revision over time as we perform more complete studies. Some reclamation costs will be incurred during mining activities, while most closure costs and the remaining reclamation costs will be incurred at the end of mining activities, which are currently estimated to continue for more than 30 years. Included in other liabilities at December 31, 2001, is $24.1 million accrued on a unit-of-production basis for mine closure and reclamation costs. Our accounting for mine closure and reclamation costs will change in 2003 based on a new accounting standard (see "New Accounting Standards") and we are working on a study of our retirement obligations that will be used to assess the impact of adopting the new standard.

      In 1996, we began contributing to a cash fund ($3.3 million balance at December 31, 2001) designed to accumulate at least $100 million by the end of our Indonesian mining activities. We plan to use this fund, including accrued interest, to pay for mine closure and reclamation. Any incremental costs in excess of the $100 million fund are expected to be incurred throughout the life of the mine and would be funded by operational cash flow or the sale of assets, as needed. An increasing emphasis on environmental issues and future changes in regulations could require us to incur additional costs which would be charged against future operations. Estimates involving environmental matters are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.

      The cost of complying with environmental laws is a fundamental cost of our business. We incurred aggregate environmental capital expenditures and other environmental costs totaling $78.2 million in 2001, $106.1 million in 2000 and $73.3 million in 1999, including tailings management levee maintenance and mine reclamation. In 2002, we expect to incur approximately $11 million of environmental capital expenditures and $40 million of other environmental costs. These environmental expenditures are part of our overall 2002 operating budget.

      In May 2000, a slippage occurred in the overburden waste stockpile at the Wanagon basin following a period of excessive rainfall, causing a wave of water and material to overflow from the basin. Four employees of a contractor to PT Freeport Indonesia were working in the area and perished. Contained within the mud were the treatment solids from the lime precipitation of acid rock drainage, which then entered the tailings river system near the village of Banti. PT Freeport Indonesia charged $2.9 million to its 2000 production costs, primarily for assets lost as a result of the incident. In addition, we incurred environmental costs for overburden disposition, stockpile stabilization, laboratory testing and consulting studies relating to the Wanagon overburden waste stockpile.

      Sampling and monitoring were initiated at a number of stations covering the entire tailings system between the mine and estuary. A specific risk analysis was conducted as a result of this event and was based on the monitoring program. No long-term environmental effects were found from the direct monitoring nor predicted by the risk assessment. The slippage caused a flow of sediments containing elevated levels of precipitated copper. As a result, water quality in the river was temporarily diminished due to higher levels of total suspended solids. According to water quality tests, the pre-slippage water quality in the river was substantially reestablished by the following day and was fully reestablished within 22 days after the incident.

      PT Freeport Indonesia engaged international experts and outside consultants led by a team from the Institute of Technology of Bandung (Indonesia) to conduct a comprehensive study of the cause of the slippage and to recommend a future course of action. Working with the close cooperation of the Indonesian Department of Energy and Natural Resources and also BAPEDAL (the Indonesian environmental protection agency), PT Freeport Indonesia initiated a stockpile stabilization program and voluntarily agreed to a temporary limitation on average production from the Grasberg open pit of 200,000 metric tons per day. Underground ore production was not affected. A safe-zone based on engineering calculations was subsequently identified along the Wanagon River and within the village of Banti. The residents within this zone were temporarily moved to Tembagapura, our original mining town site, and the houses were removed. These families were relocated to new housing designed according to their wishes and located on higher ground in Banti. After successful completion of the stabilization program and consultation with the Indonesian government and affected local residents, normal overburden placement at the Wanagon stockpile resumed and the restriction on production from the Grasberg open pit was lifted at the end of 2000.

                         DISCLOSURES ABOUT MARKET RISKS

Commodity Price Risk

      Our revenues include PT Freeport Indonesia's sale of copper concentrates, which also contain significant amounts of gold, and Atlantic Copper's sale of copper anodes, cathodes, wire rod, wire and precious metals in slimes. Our revenues and net income vary significantly with fluctuations in the market prices of copper and gold and other factors. A change of $0.01 in the average price per pound of copper would have an approximate $14 million impact on our revenues and an approximate $7 million impact on our net income, assuming approximately 1.4 billion pounds of annual PT Freeport Indonesia copper sales. A change of $10 in the average price per ounce of gold would have an approximate $20 million impact on our revenues and an approximate $10 million impact on our net income, assuming approximately 2 million ounces of annual PT Freeport Indonesia gold sales.

      At times, in response to market conditions, we have entered into copper and gold price protection contracts for some portion of our expected future mine production to mitigate the risk of adverse price fluctuations. We currently have no copper or gold price protection contracts relating to our mine production other than our gold-denominated preferred stock discussed below.

      PT Freeport Indonesia's concentrate sales agreements, with regard to copper, provide for provisional billings at the time of shipment with final pricing settlement generally based on the average London Metal Exchange (LME) price for a specified future period. Under Statement of Financial Accounting Standards No. 133 (SFAS 133), PT Freeport Indonesia's sales based on a provisional sales price contain an embedded derivative which is required to be bifurcated from the host contract (see "New Accounting Standards"). The host contract is the sale of the concentrates at the current spot LME price. The embedded derivative, which does not qualify for hedge accounting, is marked-to-market through earnings each period. At December 31, 2001, we had consolidated embedded copper derivatives on 144.8 million pounds recorded at an average price of $0.65 per pound remaining to be finally priced. Nearly all of these embedded derivatives are expected to be finally priced during the first quarter of 2002. A one-cent movement in the average price used for these embedded derivatives will have an approximate $0.7 million impact on our 2002 net income.

      In late 1999, PT Freeport Indonesia began a program using copper forward contracts to fix the prices of a portion of its quarter-end open pounds when market conditions are favorable. PT Freeport Indonesia entered into contracts to hedge its open pounds at the end of the first two quarters of 2000 and the third and fourth quarters of 1999, and recorded additional revenues of $1.7 million in 2000 and $0.8 million in 1999 from these forward sales. PT Freeport Indonesia has not entered into any contracts for its open pounds since mid-2000.

      We have outstanding three issues of redeemable preferred stock indexed to gold and silver prices. We account for these securities as a hedge of future production and carry them on our balance sheets at their original issue value less redemptions. As redemption payments occur, differences between the carrying value and the redemption payment, which is based on commodity prices at the time of redemption, are recorded as an adjustment to revenues (see Notes 1, 6 and 11 of "Notes to Financial Statements"). Future redemption payments denominated in ounces and equivalent value in dollars, as well as dollar-equivalent dividend payments, based on December 31, 2001, gold and silver prices, follow (dollars in millions):


                                    Gold                                                    Silver
             ---------------------------------------------------     -----------------------------------------------------
                   Redemption                                               Redemption
             -----------------------    Carrying      Dividend       -------------------------   Carrying       Dividend
                Ounces      Amount       Value         Amount           Ounces        Amount      Value         Amount
             -----------  ----------   ----------   -----------      ------------   ----------  -----------   -----------
2002                 --     $     --       $   --       $   9.7         2,380,000    $    10.8   $     12.5     $     2.1
2003            600,000        165.9        232.6           8.2         2,380,000         10.8         12.5           1.7
2004                 --           --           --           3.9         2,380,000         10.8         12.5           1.2
2005                 --           --           --           3.9         2,380,000         10.8         12.5           0.8
2006            430,000        118.9        167.4           1.0         2,380,000         10.8         12.5           0.3
                          ----------   ----------                                   ----------  -----------
                           $   284.8    $   400.0                                    $    54.0   $     62.5
                          ==========   ==========                                   ==========  ===========

      The fair values of the redeemable preferred stock based on December 31, 2001, quoted market prices were $213.7 million for the preferred stock indexed to gold prices and $40.5 million for the preferred stock indexed to silver prices. As discussed above, we intend to refinance or restructure our 2003 gold redemption obligation as to at least 80 percent of the outstanding amount. We expect that refinancing or restructuring our 2003 gold redemption obligation likely will require us to change our accounting for these instruments to bifurcate the embedded gold derivatives and reflect changes in the derivatives' fair values in current period earnings.

      Atlantic Copper's purchases of copper concentrate are priced at approximately the same time as its sales of the refined copper, thereby protecting Atlantic Copper from most copper price risk. Atlantic Copper enters into futures contracts to hedge its price risk whenever its physical purchases and sales pricing periods do not match. At December 31, 2001, Atlantic Copper had contracts, with a fair value of $0.1 million, to sell 10.9 million pounds at an average price of $0.66 per pound through January 2002.

Foreign Currency Exchange Risk

      The majority of our operations are in Indonesia and Spain, where our functional currency is the U.S. dollar. All of our revenues are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in Indonesian rupiahs, Australian dollars or euros. Generally, our results are positively affected when the U.S. dollar strengthens against these foreign currencies and adversely affected when the U.S. dollar weakens against these foreign currencies.

      Since 1997, the Indonesian rupiah/U.S. dollar exchange rate has been volatile. One U.S. dollar was equivalent to 10,160 rupiahs at December 31, 2001, 9,215 rupiahs at December 31, 2000, and 6,970 rupiahs at December 31, 1999. PT Freeport Indonesia recorded losses to production costs totaling $1.2 million in 2001, $0.2 million in 2000 and $1.2 million in 1999 related to its rupiah-denominated net monetary assets/liabilities. At December 31, 2001, net liabilities totaled $1.8 million at an exchange rate of 10,160 rupiahs to one U.S. dollar.

      Operationally, PT Freeport Indonesia has benefited from a weakened Indonesian rupiah, primarily through lower labor costs. At estimated annual aggregate rupiah payments of 900 billion and a December 31, 2001, exchange rate of 10,160 rupiahs to one U.S. dollar, a one-thousand-rupiah increase in the exchange rate would result in an approximate $8 million decrease in annual operating costs. A one-thousand-rupiah decrease in the exchange rate would result in an approximate $10 million increase in annual operating costs.

      At times, PT Freeport Indonesia has entered into foreign currency forward contracts to hedge a portion of its aggregate anticipated Indonesian rupiah and Australian dollar payments. As of December 31, 2001, PT Freeport Indonesia had foreign currency contracts to hedge 479.8 billion of rupiah payments, or approximately 50 percent of aggregate projected 2002 rupiah payments at an average exchange rate of 12,643 rupiahs to one U.S. dollar. Each 1,000-rupiah change in the Indonesian rupiah/U.S. dollar exchange rate impacts the market value of these contracts by approximately $3.5 million. We recorded net gains (losses) to production costs for PT Freeport Indonesia's foreign currency contracts totaling $(0.7) million in 2001, $(5.3) million in 2000 and $3.1 million in 1999. Under a new accounting standard that became effective January 1, 2001, gains or losses on qualifying hedging contracts are recognized in earnings as the contracts are settled, with changes in the fair value of outstanding contracts reflected in Other Comprehensive Income, a component of stockholders' equity, until realized (see "New Accounting Standards"). We recorded net gains of $2.0 million to Other Comprehensive Income in 2001 for PT Freeport Indonesia's outstanding currency hedging contracts at December 31, 2001.

      A portion of Atlantic Copper's operating costs and certain of its asset and liability accounts are denominated in euros. Atlantic Copper had euro-denominated net monetary liabilities at December 31, 2001, totaling $68.2 million recorded at an exchange rate of $0.88 per euro. The euro exchange rate was $0.88 per euro at December 31, 2001, $0.93 per euro at December 31, 2000, and $1.00 per euro at December 31, 1999. Adjustments to Atlantic Copper's euro-denominated net liabilities to reflect changes in the exchange rate are recorded in other income and totaled gains of $2.4 million in 2001, $4.4 million in 2000 and $10.9 million in 1999.

      At estimated annual euro payments of 90 million euros and a December 31, 2001, exchange rate of $0.88 per euro, a $0.05 increase or decrease in the exchange rate would result in an approximate $4.5 million change in annual costs, before any hedging effects.

      As part of refinancing its debt in June 2000, Atlantic Copper was required to significantly expand its program to hedge anticipated euro-denominated operating costs. At December 31, 2001, Atlantic Copper had contracts to purchase
126.2 million euros at an average exchange rate of $1.01 per euro through December 2003. These contracts currently hedge approximately 60 percent of Atlantic Copper's projected 2002 and 2003 euro disbursements. Losses related to Atlantic Copper's forward currency contracts are included in production costs and totaled $3.0 million in 2001, $16.4 million in 2000 and $14.9 million in 1999. Each $0.01 change in the US$/euro exchange rate impacts the market value of these contracts by approximately $1 million. Under a new accounting standard that became effective January 1, 2001, gains or losses on qualifying hedging contracts are recognized in earnings as the contracts are settled, with changes in the fair value of outstanding contracts reflected in Other Comprehensive Income, a component of stockholders' equity, until realized (see "New Accounting Standards"). We recorded net charges of $10.1 million to Other Comprehensive Income in 2001 for Atlantic Copper's outstanding currency hedging contracts at December 31, 2001.

Interest Rate Risk

      The table below presents our scheduled maturities of principal for outstanding debt including the amounts we funded under our Nusamba guarantee, and notional amounts for interest rate swaps at December 31, 2001, and fair value at December 31, 2001 (dollars in millions). Atlantic Copper has interest rate swap contracts to fix interest rates on a portion of its variable-rate debt through March 2004. The costs associated with these contracts are an adjustment to interest expense over the terms of the agreements (see Notes 5 and 11 of "Notes to Financial Statements").

                              2002         2003        2004         2005         2006       Thereafter     Fair Value
                            --------    ---------    --------     -------     ---------     ----------     -----------
Long-term debt:
    Fixed rate              $    6.5    $   259.3    $   11.7     $    --     $   803.8     $      --      $   1,103.8
    Average interest rate       10.0%         7.3%       10.0%         --           8.1%           --              7.9%
    Variable rate           $  198.9    $    68.5    $   61.5     $ 545.5     $    72.4     $   310.5      $   1,257.3
    Average interest rate        7.0%         9.3%        9.9%        6.5%          8.5%          9.9%             7.9%
Interest rate swaps:
    Amount                  $   59.6    $    51.5    $   41.5     $    --     $      --     $      --      $      (3.3)
    Average interest rate        7.3%         5.7%        6.0%         --            --            --              6.6%

                            NEW ACCOUNTING STANDARDS

      In July 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations," which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, we are required to use a cumulative-effect approach, which requires the cumulative effect of adoption to be reflected in earnings as a separate line item - "Cumulative effect of accounting change" - for all existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation. We have begun work on identifying and quantifying our asset retirement obligations in accordance with the new standard, but currently do not expect to adopt the new rules before January 1, 2003.

      In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. We adopted SFAS 133 effective January 1, 2001. SFAS 133, as subsequently amended, allows us to report changes in the fair value of financial instruments that qualify as cash flow hedges, including foreign currency contracts and interest rate swaps, in other comprehensive income, a component of stockholders' equity, until realized. We elected to continue our current accounting for our redeemable preferred stock indexed to commodities under the provisions of SFAS 133 that allow such instruments issued before January 1, 1998, to be excluded from those instruments required to be adjusted for changes in their fair values (see "Note 1. Summary of Significant Accounting Policies").

      The most significant impact on our financial statements of adopting SFAS 133 is on our accounting for rupiah, Australian dollar and euro foreign currency contracts. Changes in the fair values of these open foreign currency contracts that hedge anticipated future operating costs are reflected in other comprehensive income and do not affect earnings until the contracts mature. Before January 1, 2001, the changes in the market values of our foreign currency contracts that are intended to cover anticipated future operating costs were recorded in earnings. On January 1, 2001, we recorded a $0.8 million gain to other income for the difference between the recorded values of our outstanding foreign currency contracts at December 31, 2000, and their fair values as calculated under SFAS 133.

                            DEVELOPMENTS IN INDONESIA

      Indonesia's economic recovery remains vulnerable to ongoing political and social tensions. In July 2001, Indonesia's highest political institution, the People's Consultative Assembly, elected then Vice President Megawati Sukarnoputri as the new President. The international community, including the United States, has expressed support for the newly elected President. In late September 2001, President Sukarnoputri visited the United States for nine days and met with U.S. President George W. Bush and other U.S. government officials. President Sukarnoputri announced Indonesia's strong support for the U.S. war against terrorism and won U.S. support for Indonesia's territorial integrity and for renewed ties with Indonesia's military. The U.S. also announced a new assistance package for Indonesia, including funds for judicial reform, police training, refugee aid, trade and finance initiatives as well as the granting of duty-free status to additional Indonesian exports. President Sukarnoputri's comments in public and in private with U.S. business and financial groups provided strong reassurance that the Indonesian government would honor all of its contracts and commitments and take steps to strengthen order and certainty.

      Since the September 11 attacks in New York and Washington, D.C., the Sukarnoputri government has been criticized by certain political and religious sects for its support of the U.S. Indonesia is the world's most populous Muslim country and there have been anti-American protests in Jakarta, the capital city of Indonesia. Most observers agree that the demonstrations do not reflect a change for Indonesia's overwhelmingly moderate Muslims, but rather are being orchestrated by a small group of radical Muslims. These demonstrations did not have broad public support and stopped by November.

      In Papua, where Christianity is the predominant religion of the local population, there have been sporadic conflicts between separatists and the Indonesian military. President Sukarnoputri's government advanced implementation of special autonomy rules, which provide greater revenues and control to the province, and passed a law to change Irian Jaya's name to Papua. Our mining operations have continued to operate normally. Although incidents of violence continue to be reported in Papua, no incidents of separatist violence have occurred in PT Freeport Indonesia's area of operations, where the local community leaders continue to support peaceful solutions to the complex issue of regional autonomy.

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

      We have had positive relations with the Government of Indonesia since we commenced business activities in Indonesia in 1967, and we contribute significantly to both the local economy of Papua as well as the overall Indonesian economy. We are one of the largest taxpayers in Indonesia and are a significant employer in a remote and undeveloped area of the country. We intend to continue to maintain positive working relationships with the central, provincial and local branches of the Government of Indonesia.


                              CAUTIONARY STATEMENT

      Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our performance in the future. Forward-looking statements are all statements other than historical facts, such as those regarding our anticipated sales volumes, ore grades, general and administrative expense, unit net cash costs, capital expenditures, future environmental costs, debt repayments and refinancing, political, economic and social conditions in our areas of operations, treatment charge rates, depreciation rates, exploration efforts and results and the availability of financing. We caution you that these statements are not guarantees of future performance, and our actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include unanticipated declines in the average grades of ore mined, unanticipated milling and other processing problems, labor relations, weather conditions, the speculative nature of mineral exploration, fluctuations in interest rates and other adverse financial market conditions, Indonesian political risks and other factors described in more detail under the heading "Risk Factors" in our Form 10-K for the year ended December 31, 2001.

                              REPORT OF MANAGEMENT

      Freeport-McMoRan Copper & Gold Inc. (the Company) is responsible for the preparation of the financial statements and all other information contained in this Annual Report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts that are based on management's informed judgments and estimates.

      The Company maintains a system of internal accounting controls designed to provide reasonable assurance at reasonable costs that assets are safeguarded against loss or unauthorized use, that transactions are executed in accordance with management's authorization and that transactions are recorded and summarized properly. The system is tested and evaluated on a regular basis by the Company's internal auditors, PricewaterhouseCoopers LLP. In accordance with auditing standards generally accepted in the United States, the Company's independent public accountants, Arthur Andersen LLP, have developed an overall understanding of our accounting and financial controls and have conducted other tests as they consider necessary to support their opinion on the financial statements.

The Board of Directors, through its Audit Committee composed solely of non-employee directors, is responsible for overseeing the integrity and reliability of the Company's accounting and financial reporting practices and the effectiveness of its system of internal controls. Arthur Andersen LLP and PricewaterhouseCoopers LLP meet regularly with, and have access to, this committee, with and without management present, to discuss the results of their audit work.

/s/ James R. Moffett                                    /s/ Richard C. Adkerson

James R. Moffett                                        Richard C. Adkerson
Chairman of the Board and                               President and
Chief Executive Officer                                 Chief Financial Officer

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       FREEPORT-MCMORAN COPPER & GOLD INC.
                              STATEMENTS OF INCOME

                                                                         Years Ended December 31,
                                                                -----------------------------------------
                                                                   2001           2000           1999
                                                                -----------    -----------    -----------
                                                                 (In Thousands, Except Per Share Amounts)
Revenues                                                        $ 1,838,866    $ 1,868,610    $ 1,887,328
Cost of sales:
Production and delivery                                             943,439      1,012,962        934,549
Depreciation and amortization                                       283,889        283,556        293,213
                                                                -----------    -----------    -----------
     Total cost of sales                                          1,227,328      1,296,518      1,227,762
Exploration expenses                                                  9,190          8,849         10,626
General and administrative expenses                                  59,422         70,950         70,624
                                                                -----------    -----------    -----------
     Total costs and expenses                                     1,295,940      1,376,317      1,309,012
                                                                -----------    -----------    -----------
Operating income                                                    542,926        492,293        578,316
Equity in PT Smelting losses                                         (5,137)       (13,593)       (10,074)
Interest expense, net                                              (173,595)      (205,346)      (194,069)
Other income (expense), net                                          (5,418)          (114)         6,661
                                                                -----------    -----------    -----------
Income before income taxes and minority interests                   358,776        273,240        380,834
Provision for income taxes                                         (202,979)      (159,573)      (195,653)
Minority interests in net income of consolidated subsidiaries       (42,772)       (36,680)       (48,714)
                                                                -----------    -----------    -----------
Net income                                                          113,025         76,987        136,467
Preferred dividends                                                 (36,529)       (37,487)       (35,680)
                                                                -----------    -----------    -----------
Net income applicable to common stock                           $    76,496    $    39,500    $   100,787
                                                                ===========    ===========    ===========

Net income per share of common stock:
     Basic                                                      $       .53    $       .26    $       .62
                                                                ===========    ===========    ===========
     Diluted                                                    $       .53    $       .26    $       .61
                                                                ===========    ===========    ===========

Average common shares outstanding:
     Basic                                                          143,952        153,997        163,613
                                                                ===========    ===========    ===========
     Diluted                                                        144,938        154,519        164,567
                                                                ===========    ===========    ===========


  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                       FREEPORT-MCMORAN COPPER & GOLD INC.
                            STATEMENTS OF CASH FLOWS

                                                                                     Years Ended December 31,
                                                                               -----------------------------------
                                                                                 2001         2000         1999
                                                                               ---------    ---------    ---------
                                                                                          (In Thousands)
Cash flow from operating activities:
Net income                                                                     $ 113,025    $  76,987    $ 136,467
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                283,889      283,556      293,213
    Deferred income taxes                                                         67,086       49,154       60,104
    Minority interests' share of net income                                       42,772       36,680       48,714
    Equity in PT Smelting losses                                                   5,137       13,593       10,074
    Change in deferred mining costs                                              (29,444)          28       11,597
    Provision for inventory obsolescence                                           6,000        6,000        1,500
    Other                                                                         (1,977)       8,812       18,387
   Decreases (increases) in working capital:
        Accounts receivable                                                       31,750       17,955       42,062
        Inventories                                                               20,844      (39,624)     (52,854)
        Prepaid expenses and other                                                 8,355        5,407       (6,757)
        Accounts payable and accrued liabilities                                  (5,289)      57,830      (15,606)
        Rio Tinto share of joint venture cash flows                              (37,743)      34,342          138
        Accrued income taxes                                                       4,578      (34,700)      21,745
                                                                               ---------    ---------    ---------
   Decrease (increase) in working capital                                         22,495       41,210      (11,272)
                                                                               ---------    ---------    ---------
Net cash provided by operating activities                                        508,983      516,020      568,784
                                                                               ---------    ---------    ---------
Cash flow from investing activities:
Purchase of restricted investments                                              (139,762)          --           --
PT Freeport Indonesia capital expenditures                                      (156,373)    (156,199)    (151,015)
Atlantic Copper capital expenditures                                             (10,599)     (14,760)      (6,423)
Investment in PT Smelting                                                             --       (5,717)      (3,384)
Other                                                                              5,930       (4,538)         796
                                                                               ---------    ---------    ---------
Net cash used in investing activities                                           (300,804)    (181,214)    (160,026)
                                                                               ---------    ---------    ---------
Cash flow from financing activities:
Net proceeds from sale of convertible senior notes                               582,619           --           --
Proceeds from other debt                                                         112,953      354,634      513,241
Repayments of debt                                                              (821,218)    (372,681)    (831,453)
Purchases of FCX common shares                                                    (3,436)    (199,945)      (7,921)
Partial redemption of preferred stock                                            (10,386)     (11,893)     (11,946)
Cash dividends paid:
    Preferred stock                                                              (36,612)     (37,713)     (38,019)
    Minority interests                                                            (6,786)     (51,923)     (13,674)
Loans to Nusamba                                                                  (5,548)     (12,379)     (18,263)
Amended bank credit facilities fees                                              (20,743)          --           --
Other                                                                                597       (1,636)          98
                                                                               ---------    ---------    ---------
Net cash used in financing activities                                           (208,560)    (333,536)    (407,937)
                                                                               ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                                (381)       1,270          821
Cash and cash equivalents at beginning of year                                     7,968        6,698        5,877
                                                                               ---------    ---------    ---------
                                                                                                         ---------
Cash and cash equivalents at end of year                                       $   7,587    $   7,968    $   6,698
                                                                               =========    =========    =========
Interest paid                                                                  $ 160,128    $ 211,352    $ 194,546
                                                                               =========    =========    =========
Income taxes paid                                                              $ 139,448    $ 136,984    $ 113,804
                                                                               =========    =========    =========

The accompanying Notes to Financial Statements, which include information in Notes 1, 2, 5, 6 and 11 regarding noncash transactions, are an integral part of these financial statements.

                       FREEPORT-MCMORAN COPPER & GOLD INC.
                                 BALANCE SHEETS

                                                                         December 31,
                                                                  --------------------------
                                                                     2001           2000
                                                                  -----------    -----------
                                                                       (In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents                                         $     7,587    $     7,968
Restricted investments                                                 49,809             --
Accounts receivable:
    Customers                                                         103,235        128,198
    Other                                                              15,376         20,887
Inventories:
    Product                                                           132,821        158,868
    Materials and supplies                                            236,367        241,739
Prepaid expenses and other                                              3,075         11,462
                                                                  -----------    -----------
    Total current assets                                              548,270        569,122
Property, plant and equipment, net                                  3,457,277      3,248,710
Restricted investments                                                 92,079             --
Investment in PT Smelting                                              57,194         56,154
Other assets                                                           57,109         76,755
                                                                  -----------    -----------
Total assets                                                      $ 4,211,929    $ 3,950,741
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                          $   307,526    $   301,639
Current portion of long-term debt and short-term borrowings           205,420        202,294
Rio Tinto share of joint venture cash flows                            33,646         78,706
Unearned customer receipts                                             33,422         28,688
Accrued interest payable                                               31,394         11,569
Accrued income taxes                                                   17,019         11,016
                                                                  -----------    -----------
    Total current liabilities                                         628,427        633,912
Long-term debt, less current portion                                2,133,180      1,987,731
Accrued postretirement benefits and other liabilities                 119,404        112,831
Deferred income taxes                                                 671,015        599,536
Minority interests                                                     92,955        103,795
Redeemable preferred stock                                            462,504        475,005
Stockholders' equity:
Step-up convertible preferred stock                                   349,990        349,990
Class A common stock, par value $0.10, 97,146,428 shares
    and 97,071,944 shares issued and outstanding, respectively          9,715          9,707
Class B common stock, par value $0.10, 121,744,654 shares
    and 121,687,529 shares issued and outstanding, respectively        12,174         12,169
Capital in excess of par value of common stock                        660,329        657,239
Retained earnings                                                     407,397        330,901
Accumulated other comprehensive income (loss)                          (1,184)        10,244
Common stock held in treasury - 74,915,457 shares and
    74,718,076 shares, at cost, respectively                       (1,333,977)    (1,332,319)
                                                                  -----------    -----------
    Total stockholders' equity                                        104,444         37,931
                                                                  -----------    -----------
Total liabilities and stockholders' equity                        $ 4,211,929    $ 3,950,741
                                                                  ===========    ===========

The accompanying Notes to Financial Statements are an integral part of these financial statements.

                       FREEPORT-MCMORAN COPPER & GOLD INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 Years Ended December 31,
                                                                       ------------------------------------------
                                                                           2001           2000           1999
                                                                       ------------    -----------    -----------
                                                                                      (In Thousands)
Step-up convertible preferred stock:
Representing 13,999,600 shares                                         $    349,990    $   349,990    $   349,990
                                                                       ------------    -----------    -----------

Class A common stock:
Balance at beginning of year representing 97,071,944 shares                   9,707          9,707          9,707
Issued restricted stock representing 74,484 shares                                8             --             --
                                                                       ------------    -----------    -----------
Balance at end of year representing 97,146,428 shares in 2001 and
   97,071,944 shares in 2000 and 1999                                         9,715          9,707          9,707
                                                                       ------------    -----------    -----------

Class B common stock:
Balance at beginning of year representing 121,687,529 shares in
   2001, 121,540,842 shares in 2000 and 121,453,497 shares in 1999           12,169         12,154         12,145
Exercised stock options representing 57,125 shares in 2001, 146,687
   shares in 2000 and 87,345 shares in 1999                                       5             15              9
                                                                       ------------    -----------    -----------
Balance at end of year representing 121,744,654 shares in 2001,
   121,687,529 shares in 2000 and 121,540,842 shares in 1999                 12,174         12,169         12,154
                                                                       ------------    -----------    -----------

Capital in excess of par value of common stock:
Balance at beginning of year                                                657,239        652,100        650,746
Exercised stock options                                                         899          2,199          1,354
Restricted stock grants                                                       2,191          2,940             --
                                                                       ------------    -----------    -----------
Balance at end of year                                                      660,329        657,239        652,100
                                                                       ------------    -----------    -----------

Retained earnings:
Balance at beginning of year                                                330,901        291,401        190,614
Net income                                                                  113,025         76,987        136,467
Dividends on preferred stock                                                (36,529)       (37,487)       (35,680)
                                                                       ------------    -----------    -----------
Balance at end of year                                                      407,397        330,901        291,401
                                                                       ------------    -----------    -----------

Accumulated other comprehensive income (loss):
Balance at beginning of year                                                 10,244         10,244         10,244
Other comprehensive income (loss), net of taxes:
     Cumulative effect of change in accounting for derivatives                 (982)            --             --
     Change in unrealized derivatives' fair value                           (14,920)            --             --
     Reclass to earnings of net realized derivative losses                    4,474             --             --
                                                                       ------------    -----------    -----------
Balance at end of year                                                       (1,184)        10,244         10,244
                                                                       ------------    -----------    -----------

Common stock held in treasury:
Balance at beginning of year representing 74,718,076 shares in 2001,
   55,115,819 shares in 2000 and 54,217,541 shares in 1999               (1,332,319)    (1,128,716)    (1,120,030)
Shares purchased representing 194,000 shares in 2001, 19,493,300
   shares in 2000 and 844,200 shares in 1999                                 (1,620)      (201,761)        (7,765)
Tender of 3,381 shares in 2001, 108,957 shares in 2000, and 54,078
   shares in 1999 to FCX to exercise stock options                              (38)        (1,842)          (921)
                                                                       ------------    -----------    -----------
Balance at end of year representing 74,915,457 shares in 2001,
   74,718,076 shares in 2000 and 55,115,819 shares in 1999               (1,333,977)    (1,332,319)    (1,128,716)
                                                                       ------------    -----------    -----------
Total stockholders' equity                                             $    104,444    $    37,931    $   196,880
                                                                       ============    ===========    ===========

The accompanying Notes to Financial Statements are an integral part of these financial statement.

                       FREEPORT-MCMORAN COPPER & GOLD INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The consolidated financial statements of Freeport-McMoRan Copper & Gold Inc. (FCX) include the accounts of those subsidiaries where FCX directly or indirectly has more than 50 percent of the voting rights and has the right to control significant management decisions. FCX consolidates PT Freeport Indonesia, including certain joint ventures involving PT Freeport Indonesia (Note 5), as well as its wholly owned subsidiaries, PT Irja Eastern Minerals and Atlantic Copper, S.A. FCX's unincorporated joint ventures with Rio Tinto plc are reflected using the proportionate consolidation method (Note 2). PT Freeport Indonesia's investment in PT Smelting is accounted for under the equity method (Note 9). All significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the 2001 presentation.

USE OF ESTIMATES. The preparation of FCX's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates include useful asset lives for depreciation and amortization, the estimated average ratio of waste rock to ore over the life of the open-pit mine, allowances for obsolete inventory, reclamation and environmental obligations, postretirement and other employee benefits, deferred taxes and valuation allowances, future cash flow associated with assets and proven and probable reserves. Actual results could differ from those estimates.

CASH EQUIVALENTS. Highly liquid investments purchased with maturities of three months or less are considered cash equivalents.

ACCOUNTS RECEIVABLE. Customer accounts receivable include amounts due from PT Smelting totaling $17.4 million at December 31, 2001, and $22.6 million at December 31, 2000. Other accounts receivable include refundable value-added taxes, net of the allowance for estimated uncollectible amounts, totaling $2.1 million at December 31, 2001, and $15.2 million at December 31, 2000. The allowance for estimated uncollectible amounts totaled less than $0.1 million at December 31, 2001, and $0.3 million at December 31, 2000.

INVENTORIES. Inventories are stated at the lower of cost or market. PT Freeport Indonesia uses the average cost method and Atlantic Copper uses the first-in, first-out (FIFO) cost method.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are carried at cost. Mineral exploration costs are expensed as incurred, except in the year when proven and probable reserves have been established for a given property, in which case all exploration costs for that property incurred since the beginning of that year are capitalized. Refer to Note 13 for the definition of proven and probable reserves. No exploration costs were capitalized during the years presented. Development costs are capitalized beginning after proven and probable reserves have been established. Additionally, interest expense allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use. Expenditures for replacements and improvements are capitalized. Costs related to periodic scheduled maintenance (turnarounds) are expensed as incurred. Depreciation for mining and milling life-of-mine assets is determined using the unit-of-production method based on estimated recoverable proven and probable copper reserves. Other assets are depreciated on a straight-line basis over estimated useful lives of 15 to 20 years for buildings and 3 to 25 years for machinery and equipment.

      For 2001, PT Freeport Indonesia changed the estimated depreciable lives of certain of its assets, primarily its power generation assets, which decreased depreciation expense for 2001 by $25.6 million, $12.5 million to net income ($0.09 per share), and had increased estimates of future development costs related to its undeveloped ore bodies, which increased depreciation expense for 2001 by $39.8 million, $19.4 million to net income ($0.13 per share). These changes resulted from a review of recent operating history and current maintenance practices, and from our updated comprehensive mine development plan.

ACCOUNTING CHANGE - DEPRECIATION AND AMORTIZATION. Effective January 1, 2002, FCX changed its methodology used in the determination of depreciation associated with PT Freeport Indonesia's mining and milling life-of-mine assets. Prior to January 1, 2002, PT Freeport Indonesia's depreciated mining and milling life-of-mine assets on a composite basis. Total historical capitalized costs and estimated future development costs relating to its developed and undeveloped reserves were depreciated using the unit-of-production method based on total developed and undeveloped proven and probable copper reserves. Estimated future development costs, which are significant, are necessary to develop PT Freeport Indonesia's undeveloped ore bodies and are expected to be incurred over the next 20 to 25 years.

      After considering the inherent uncertainties and subjectivity relating to the long time frame over which these estimated costs would be incurred, and after consultation with the accounting staff of the Securities and Exchange Commission, management decided to revise its depreciation methodology prospectively. Effective January 1, 2002, depreciation for the mining and milling life-of-mine assets excludes consideration of future development costs. Instead, under the new methodology, PT Freeport

Indonesia depreciates only the historical capitalized costs of individual producing mines over the related proven and probable copper reserves. Infrastructure and other common costs will continue to be depreciated over total proven and probable copper reserves. The cumulative effect of this change through December 31, 2001, is not expected to be material, although the pro forma effect of the change on historical 2001 and 2000 results, as well as the effect on future years' results, likely will be significant.

ASSET IMPAIRMENT. FCX reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured as the amount by which asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for our mining assets, which are considered one asset group, include estimates of recoverable pounds and ounces, metal prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based on detailed engineering life-of-mine plans. Future cash flows for our smelting assets include estimates of treatment and refining rates (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based on operating projections. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the periods presented.

DEFERRED MINING COSTS. In general, mining costs are charged to operations as incurred. However, because of the configuration and location of the Grasberg ore body and the location and extent of surrounding waste rock, the ratio of waste rock to ore is much higher in the initial mining of the pit than in later years. As a result, surface mining costs associated with waste rock removal at PT Freeport Indonesia's open-pit mine that relate to future production are initially deferred and subsequently charged to operating costs when the ratio of actual waste rock removed to ore mined falls below the estimated average ratio of waste rock to ore over the life of the Grasberg open pit. PT Freeport Indonesia evaluates the recoverability of these deferred mining costs in conjunction with its evaluation of the recoverability of its mining assets as described in FCX's "Asset Impairment" accounting policy.

      PT Freeport Indonesia's geologists and engineers reassess the waste rock to ore ratio and the remaining life of its open-pit mine at least annually, and any changes in estimates are reflected prospectively beginning in the quarter of change. During the fourth quarter of 2001, PT Freeport Indonesia changed its estimated average ratio of waste rock to ore over the life of the mine in its deferred mining costs calculation to 1.8 to 1 from 1.6 to 1 and during the fourth quarter of 2000 the average ratio changed to 1.6 to 1 from 2.4 to 1. For 1999 the estimated average ratio of waste rock to ore was 2.1 to 1. The change during the fourth quarter of 2000 reflects PT Freeport Indonesia's finalization of its overall open-pit mine plan after reviewing various alternative pit designs during its previous mining and milling expansions. The fourth-quarter 2000 impact of the change was a $9.9 million deferral of mining costs and for the full year the net deferral was not significant.

INCOME TAXES. FCX accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes are provided to reflect the future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

RECLAMATION AND MINE CLOSURE. Estimated future reclamation and mine closure costs for PT Freeport Indonesia's current mining operations in Indonesia are accrued and charged to income over the estimated life of the mine by the unit-of-production method based on estimated recoverable proven and probable copper reserves. Estimated future reclamation and mine closure costs are based on management's best estimate of the undiscounted costs expected to be incurred. Changes in estimates are charged to earnings prospectively over future periods. Expenditures resulting from the remediation of conditions caused by past operations are charged to expense.

      In July 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations," which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, FCX is required to use a cumulative-effect approach, which requires the cumulative effect of adoption to be reflected in earnings as a separate line item - "Cumulative effect of accounting change " - for all existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation. FCX has begun work on identifying and quantifying its asset retirement obligations in accordance with the new standard, but currently does not expect to adopt the new rules before January 1, 2003.

DERIVATIVE FINANCIAL INSTRUMENTS. At times FCX and its subsidiaries have entered into derivative contracts to manage certain risks resulting from fluctuations in commodity prices (primarily copper and gold), foreign currency exchange rates and interest rates by creating offsetting market exposures. Effective January 1, 2001, FCX adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as subsequently amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation.

      Upon adoption of SFAS 133 on January 1, 2001, FCX recorded immaterial cumulative gain adjustments totaling $0.8 million to other income and net income to adjust the recorded values of PT Freeport Indonesia's and Atlantic Copper's foreign currency forward contracts to fair value and $0.8 million to revenues ($0.4 million to net income) to adjust the embedded derivatives in PT Freeport Indonesia's provisionally priced copper sales to fair value, as calculated under SFAS 133. In addition, FCX recorded a cumulative effect net loss adjustment to other comprehensive income totaling $1.0 million for the fair value of Atlantic Copper's interest rate swaps on January 1, 2001. FCX elected to continue its historical accounting for its redeemable preferred stock indexed to commodities under the provisions of SFAS 133 which allow such instruments issued before January 1, 1998, to be excluded from those instruments required to be adjusted for changes in their fair values. Redeemable preferred stock indexed to commodities is treated as a hedge of future production and is carried at its original issue value. As redemption payments occur, differences between the carrying value and the payment are recorded as an adjustment to revenues. FCX expects to refinance or restructure certain of its redeemable preferred stock prior to its mandatory redemption date in August 2003 (Note 6), which likely will require FCX to change its accounting for these instruments to bifurcate the embedded gold derivatives and reflect changes in the derivatives' fair values in current period earnings.

      FCX and its subsidiaries have entered into derivative contracts in limited instances to achieve specific objectives. Currently, the objectives principally relate to managing risks associated with foreign currency, commodity price and interest rate risks with Atlantic Copper's smelting operations, where certain derivative contracts are required under financing agreements. In addition, in response to volatility in the Indonesian rupiah and Australian dollar currencies, FCX has sought to manage certain foreign currency risks with PT Freeport Indonesia's mining operations. In the past, FCX entered into derivative contracts related to PT Freeport Indonesia's exposure to copper and gold prices, but activities in this regard since 1997 have been limited to establishing fixed prices for open copper sales under PT Freeport Indonesia's concentrate sales contracts. FCX does not enter into derivative contracts for speculative purposes. See Note 11 for a summary of FCX's outstanding derivative instruments at December 31, 2001, and a discussion of FCX's risk management strategies for those designated as hedges.

REVENUE RECOGNITION. PT Freeport Indonesia's sales of copper concentrates, which also contain significant amounts of gold, are recognized in revenues when the title to the concentrates is transferred to the buyer (which coincides with the transfer of the risk of loss) at the point the concentrates are moved over the vessel's rail at PT Freeport Indonesia's port facility.

      Revenues from PT Freeport Indonesia's concentrate sales are recorded based on either 100 percent of a provisional sales price or a final sales price calculated in accordance with the terms specified in the relevant sales contract. Revenues from concentrate sales are recorded net of royalties, treatment and all refining charges (including price participation, if applicable) and the impact of commodity contracts (Note 11). Moreover, because a portion of the metals contained in copper concentrates is unrecoverable as a result of the smelting process, our revenues from concentrate sales are also recorded net of allowances based on the quantity and value of these unrecoverable metals. These allowances are a negotiated term of our contracts and vary by customer. Treatment and refining charges represent payments to smelters and refiners and are either fixed or in certain cases vary with the price of copper.

      PT Freeport Indonesia's concentrate sales agreements, including its sales to Atlantic Copper and PT Smelting, that provide for provisional billings are based on world metals prices when shipped, primarily using then-current prices on the London Metal Exchange (LME). Final settlement on the copper portion is generally based on the average LME price for a specified future period generally three months after the month of arrival at the customer's facility. Final delivery to customers in Asia generally takes up to 18 days and to customers in Europe generally takes up to 60 days.

      Under SFAS 133, PT Freeport Indonesia's sales based on a provisional sales price contain an embedded derivative which is required to be bifurcated from the host contract. The host contract is the sale of the concentrates at the current spot LME price. The embedded derivative, which does not qualify for hedge accounting, is marked-to-market through earnings each period. At December 31, 2001, FCX had consolidated embedded copper derivatives on 144.8 million pounds recorded at an average price of $0.65 per pound. Nearly all of these derivatives are expected to be finally priced during the first quarter of 2002. A one-cent movement in the average price used for these derivatives will have an approximate $0.7 million impact on FCX's 2002 net income. Gold sales are priced according to individual contract terms, generally the average London Bullion Market Association price for a specified month near the month of shipment. For 2001, 2000 and 1999, the maximum net price adjustment after initial recognition of revenues was 5 percent for copper and 1 percent for gold.

      PT Freeport Indonesia pays royalties under a Contract of Work (see Note
10). The copper royalty rate payable by PT Freeport Indonesia under its Contract of Work varies from 1.5 percent of copper net revenue at a copper price of $0.90 or less per pound to 3.5 percent at a copper price of $1.10 or more per pound. The Contract of Work royalty rate for gold and silver sales is 1.0 percent.

      A large part of the mineral royalties under Government of Indonesia regulations are designated to the provinces from which the minerals are extracted. In connection with its fourth concentrator mill expansion, PT Freeport Indonesia agreed to pay the Government of Indonesia voluntary additional royalties (royalties not required by the Contract of Work) to provide further support to the local governments and the people of Papua (formerly Irian
Jaya). The additional royalties are paid on metal from production above 200,000 metric tons of ore per day. The additional royalty for copper equals the Contract of Work royalty rate, and for gold and silver equals twice the Contract of Work royalty rates. Therefore, PT Freeport Indonesia's royalty rate on copper net revenues from production above 200,000 metric tons of ore per day is double the Contract of Work royalty rate, and the royalty rates on gold and silver sales from production above 200,000 metric tons of ore per day are triple the Contract of Work royalty rates. The combined royalties, including the voluntary additional royalties which became effective January 1, 1999, totaled $24.3 million in 2001, $20.2 million in 2000 and $23.0 million in 1999.

FOREIGN CURRENCIES. Transaction gains and losses associated with Atlantic Copper's euro-denominated and PT Freeport Indonesia's rupiah-denominated monetary assets and liabilities are included in net income. Atlantic Copper's euro-denominated net monetary liabilities totaled $68.2 million at December 31, 2001, based on an exchange rate of $0.88 per euro. Excluding hedging amounts, net Atlantic Copper foreign currency transaction gains totaled $2.4 million in 2001, $4.4 million in 2000 and $10.9 million in 1999. PT Freeport Indonesia's rupiah-denominated net monetary liabilities totaled $1.8 million at December 31, 2001, based on an exchange rate of 10,160 rupiahs to one U.S. dollar. Excluding hedging amounts, net PT Freeport Indonesia foreign currency transaction losses totaled $1.2 million in 2001, $0.2 million in 2000 and $1.2 million in 1999.

COMPREHENSIVE INCOME. FCX follows SFAS 130, "Reporting Comprehensive Income," for the reporting and display of comprehensive income (net income plus other comprehensive income, or all other changes in net assets from nonowner sources) and its components. FCX had no items of other comprehensive income in 1999 or 2000. FCX's comprehensive income for 2001 is summarized below (in thousands).

Net income                                                            $ 113,025
Other comprehensive income (loss):
    Cumulative effect of change in accounting for
        derivatives, no tax effect                                         (982)
    Change in unrealized derivatives' fair value
        (net of taxes of $1.2 million)                                  (14,920)
    Reclass to earnings (net of taxes of $0.3 million)                    4,474
                                                                      ---------
Total comprehensive income                                            $ 101,597
                                                                      =========

      Effective January 1996, Atlantic Copper changed its functional currency from the peseta to the U.S. dollar. This change resulted from significant changes in Atlantic Copper's operations related to a large expansion of its smelting and refining operations financed with U.S. dollar borrowings and the sale of its mining operations that incurred significant peseta operating costs. Accumulated Other Comprehensive Income reported in the Statements of Stockholders' Equity before 2001 consisted solely of the cumulative foreign currency translation adjustment at Atlantic Copper prior to changing its functional currency, for which there is no tax effect. In accordance with SFAS 52, the currency translation adjustment became fixed upon the change in functional currency and will only be adjusted in the event of a full or partial sale of FCX's investment in Atlantic Copper.

EARNINGS PER SHARE. Basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year plus the net effect of dilutive stock options and unvested restricted stock. Dilutive stock options represented 0.7 million shares in 2001, 0.3 million shares in 2000 and 1.0 million shares in 1999. Dilutive restricted stock totaled 0.3 million shares in 2001 and 0.2 million shares in 2000.

      Options with exercise prices greater than the average market price of the common stock during the year were excluded from the computation of diluted net income per share of common stock. This amounted to options for 11.0 million shares in 2001, 11.4 million shares in 2000 and 11.0 million shares in 1999 at average exercise prices of $22 per share. FCX's Step-Up Convertible Preferred Stock and its 8 1/4% Convertible Senior Notes issued in August 2001 were not included in the computation of diluted net income per share of common stock because including the conversion of these instruments would have increased net income per share of common stock. The preferred stock was convertible into 11.7 million shares of common stock and accrued dividends totaled $24.5 million in 2001, $24.5 million in 2000 and $22.2 million in 1999. The senior notes were convertible into a weighted average 17.0 million shares of common stock and accrued interest totaled $20.3 million for 2001.

NOTE 2. OWNERSHIP IN SUBSIDIARIES AND JOINT VENTURES WITH RIO TINTO
OWNERSHIP IN SUBSIDIARIES. FCX's direct ownership in PT Freeport Indonesia totaled 81.3 percent at December 31, 2001 and 2000. FCX also owns 49 percent of PT Indocopper Investama, a 9.4 percent owner of PT Freeport Indonesia, bringing FCX's total ownership in PT Freeport Indonesia to 85.9 percent at December 31, 2001 and 2000. FCX acquired the remaining approximate 51 percent ownership in PT Indocopper Investama on February 27, 2002, as discussed below, bringing FCX's total ownership in PT Freeport Indonesia to 90.6 percent. At December 31, 2001, PT Freeport Indonesia's net assets totaled $1.1 billion, including $873.9 million of retained earnings. FCX has various intercompany loans to PT Freeport Indonesia totaling $569.8 million at December 31, 2001.

      Substantially all of PT Freeport Indonesia's assets are located in Indonesia. Indonesia's economic recovery remains vulnerable to ongoing political and social tensions. In July 2001, Indonesia's highest political institution, the People's Consultative Assembly, elected then Vice President Megawati Sukarnoputri as the new President. The international community, including the United States, has expressed support for the newly elected President. In late September 2001, President Sukarnoputri visited the United States for nine days and met with U.S. President George W. Bush and other U.S. government officials. President Sukarnoputri announced Indonesia's strong support for the U.S. war against terrorism and won U.S. support for Indonesia's territorial integrity and for renewed ties with Indonesia's military. The U.S. also announced a new assistance package for Indonesia, including funds for judicial reform, police training, refugee aid, trade and finance initiatives as well as the granting of duty-free status to additional Indonesian exports.

      In Papua, where Christianity is the predominant religion of the local population, there have been sporadic conflicts between separatists and the Indonesian military. President Sukarnoputri's government advanced implementation of special autonomy rules, which provide greater revenues and control to the province, and passed a law to change Irian Jaya's name to Papua. Our mining operations have continued to operate normally. Although incidents of violence continue to be reported in Papua, no incidents of separatist violence have occurred in PT Freeport Indonesia's area of operations, where the local community leaders continue to support peaceful solutions to the complex issue of regional autonomy.

      In 1997, PT Nusamba Mineral Industri (Nusamba), an Indonesian company and a subsidiary of PT Nusantara Ampera Bakti, acquired from a third party approximately 51 percent of the capital stock of PT Indocopper Investama. Nusamba paid $61.6 million in cash and financed $253.4 million of the $315.0 million purchase price with a variable-rate commercial loan from a syndicate of commercial banks, including JPMorgan Chase Bank as agent, which was to mature in March 2002. FCX guaranteed the Nusamba loan for the purpose of continuing minority Indonesian ownership of PT Freeport Indonesia. FCX also agreed to lend to Nusamba any amounts to cover any shortfalls between the interest payments due on the commercial loan and dividends received by Nusamba from PT Indocopper Investama. FCX charged $7.3 million to expense for amounts loaned to Nusamba to cover interest shortfalls funded during 2001 above the $61.6 million that Nusamba originally paid for its investment in PT Indocopper Investama.

      In discussions subsequent to December 31, 2001, Nusamba informed FCX that it did not expect to be able to repay the bank loan or FCX's loan at maturity, which would obligate FCX to pay the bank loan. On February 27, 2002, FCX repaid the bank loan as provided for under the terms of its amended credit facilities and acquired

Nusamba's ownership in PT Indocopper Investama. As a result of FCX's payment of the Nusamba bank loan, on its December 31, 2001, balance sheet FCX has:

            - recorded an additional liability of $253.4 million to reflect the payment of the Nusamba bank loan,

            - reduced "other assets" by $61.6 million to reflect the nonpayment of its loan to Nusamba,

            - increased deferred income taxes by $4.2 million to reflect tax liabilities relating to the increased equity ownership in PT Freeport Indonesia,

            - reduced minority interests by $52.0 million to reflect the increased equity ownership in PT Freeport Indonesia, and

            - increased property, plant and equipment by $267.3 million to reflect the cost of the acquisition in excess of the book value of the equity ownership in PT Freeport Indonesia FCX acquired.

      The pro forma impact had FCX been obligated to perform under the guarantee on January 1, 2001, would have been an approximately $6 million ($0.04 per share) reduction in FCX's 2001 net income.

      FCX's direct ownership in Eastern Minerals totaled 90 percent at December 31, 2001 and 2000. PT Indocopper Investama owns the remaining 10 percent of Eastern Minerals, bringing FCX's total ownership in Eastern Minerals to 100 percent at December 31, 2001, after considering FCX's acquisition of the remaining 51 percent ownership of PT Indocopper Investama discussed above.

      FCX owns 100 percent of the outstanding Atlantic Copper common stock. At December 31, 2001, Atlantic Copper's net assets totaled $51.1 million and FCX had no outstanding advances to Atlantic Copper. Atlantic Copper is not expected to pay dividends in the near future. Under the terms of its concentrate sales agreements with Atlantic Copper, PT Freeport Indonesia had outstanding trade receivables from Atlantic Copper totaling $101.2 million at December 31, 2001. FCX made cash contributions to Atlantic Copper totaling $7.6 million in 2001, $32.4 million in 2000 and $40.0 million in 1999. In addition to the contributions, FCX forgave $24.2 million of outstanding advances in 1999. These transactions had no impact on FCX's consolidated financial statements.

JOINT VENTURES WITH RIO TINTO. Rio Tinto owns 23.9 million shares of FCX Class A common stock (approximately 16.6 percent of the December 31, 2001, total outstanding common stock of FCX). In addition, FCX and Rio Tinto have established joint ventures. Under the joint venture arrangements, Rio Tinto has a 40 percent interest in PT Freeport Indonesia's Contract of Work and Eastern Minerals' Contract of Work, and the option to participate in 40 percent of any other future exploration projects in Papua. Under the arrangements, Rio Tinto funded $100 million in 1996 for approved exploration costs in the areas covered by the PT Freeport Indonesia and Eastern Minerals Contracts of Work. All exploration costs in the joint venture areas are now being shared 60 percent by FCX and 40 percent by Rio Tinto.

      Pursuant to the joint venture agreement, Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver through 2021 in Block A of PT Freeport Indonesia's Contract of Work, and, after 2021, a 40 percent interest in all production from Block A. Operating, nonexpansion capital and administrative costs are shared proportionately between PT Freeport Indonesia and Rio Tinto based on the ratio of (a) the incremental revenues from production from the expansion and (b) total revenues from production from Block A, including production from PT Freeport Indonesia's previously existing reserves. PT Freeport Indonesia will continue to receive 100 percent of the cash flow from specified annual amounts of copper, gold and silver through 2021 calculated by reference to its proven and probable reserves as of December 31, 1994, and 60 percent of all remaining cash flow.

      PT Freeport Indonesia completed an expansion of its mining and milling facilities in early 1998. In addition to funding its 40 percent share of all expansion capital, including the fourth concentrator mill expansion, Rio Tinto provided a $450 million nonrecourse loan to PT Freeport Indonesia for PT Freeport Indonesia's share of the cost of the expansion. PT Freeport Indonesia and Rio Tinto began sharing incremental cash flow attributable to the expansion effective January 1, 1998, on the basis of 60 percent to PT Freeport Indonesia and 40 percent to Rio Tinto. PT Freeport Indonesia paid its share of incremental cash flow to Rio Tinto until Rio Tinto received an amount equal to the funds loaned to PT Freeport Indonesia, plus interest based on Rio Tinto's cost of borrowing. PT Freeport Indonesia's share of incremental cash flow through the final payment in May 2000 totaled $502.6 million, of which $61.7 million was paid to RioTinto in 2000, $252.3 million in 1999 and $188.6 million in 1998.

NOTE 3. INVENTORIES

The components of product inventories follow (in thousands):

                                                                        December 31,
                                                                 -------------------------
                                                                    2001           2000
                                                                 ----------     ----------
PT Freeport Indonesia: Concentrates - Average Cost               $    6,562     $    7,779
Atlantic Copper:       Concentrates - FIFO                           63,469        110,591
                       Work in process - FIFO                        59,929         33,938
                       Finished goods - FIFO                          2,861          6,560
                                                                 ----------     ----------
     Total product inventories                                   $  132,821     $  158,868
                                                                 ==========     ==========

      The average cost method was used to determine the cost of essentially all materials and supplies inventory. Materials and supplies inventory is net of obsolescence reserves totaling $17.1 million at December 31, 2001, and $16.8 million at December 31, 2000.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

The components of net property, plant and equipment follow (in thousands):

                                                           December 31,
                                                   ----------------------------
                                                       2001             2000
                                                   -----------      -----------
Exploration, development and other                 $ 1,263,722      $   968,246
Buildings and infrastructure                         1,228,034        1,206,404
Machinery and equipment                              1,709,629        1,669,552
Mobile equipment                                       516,686          508,788
Infrastructure assets                                  570,441          572,884
Construction in progress                               244,239          183,583
                                                   -----------      -----------
    Property, plant and equipment                    5,532,751        5,109,457
Accumulated depreciation and amortization           (2,123,064)      (1,878,893)
Deferred mining costs                                   47,590           18,146
                                                   -----------      -----------
    Property, plant and equipment, net             $ 3,457,277      $ 3,248,710
                                                   ===========      ===========

         Exploration, development and other includes excess costs related to investments in consolidated subsidiaries. Excess costs consist of $69.5 million related to FCX's purchase in December 1992 of 49 percent of the capital stock of PT Indocopper Investama, $34.5 million related to PT Freeport Indonesia's issuance of its shares to FCX in 1993 and 1994 to settle a convertible loan due to FCX and $267.3 million related to FCX's acquisition of the remaining approximate 51 percent of the capital stock of PT Indocopper Investama in February 2002 (see Note 2). These costs are amortized using the unit-of-production method based on estimated recoverable proven and probable copper reserves. Additionally, excess costs include $20.8 million related to FCX's acquisition of Atlantic Copper in 1993. These costs are amortized using the straight-line method based on the estimated life of Atlantic Copper's smelter assets.

NOTE 5.  LONG-TERM DEBT

                                                               December 31,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
                                                              (In Thousands)
Notes Payable:
    FCX and PT Freeport Indonesia credit
       facilities, average rate 6.6%
       in 2001 and 8.2% in 2000                             $222,000    $760,000
   Nusamba loan (Note 2)                                     253,371          --
    Atlantic Copper facility, average rate 6.4%
        in 2001 and 8.3% in 2000                             182,805     194,824
    Atlantic Copper working capital revolver,
        average rate 4.8% in 2001 and 7.2% in 2000            40,000      38,900
    Atlantic Copper deferral loan,
        average rate 6.6% in 2001 and 9.0% in 2000            30,000      25,000
    Equipment loans                                           61,194      65,656
    Other notes payable and short-term borrowings             37,810      24,637

Senior Notes:
   8 1/4% Convertible Senior Notes due 2006                     603,750                       --
   7.50% Senior Notes due 2006                                  200,000                  200,000
   7.20% Senior Notes due 2026                                  250,000                  250,000
   9 3/4% Senior Notes due 2001                                      --                  120,000
Infrastructure asset financings, average rate 10.5%
   in 2001 and 12.1% in 2000                                    457,670                  511,008
                                                             ----------               ----------
                                                              2,338,600                2,190,025
Less current portion and short-term borrowings                  205,420                  202,294
                                                             ----------               ----------
                                                             $2,133,180               $1,987,731
                                                             ==========               ==========

NOTES PAYABLE. In October 2001, FCX and PT Freeport Indonesia amended their bank credit facilities to extend the maturities to December 2005. Aggregate commitments under the credit facilities total $734.0 million, including $253.4 million for FCX's guarantee of a loan of Nusamba (see Note 2). As of December 31, 2001, $64.6 million is available to FCX and $258.6 million is available to PT Freeport Indonesia.

      Borrowings under the credit facilities as of December 31, 2001, totaled $126.0 million for PT Freeport Indonesia and $96.0 million for FCX. Amounts borrowed are available on a revolving basis until December 2003, at which time all borrowed amounts will convert to term loans, except for a $150.0 million revolving loan which will remain available for working capital purposes. The initial interest rate on all borrowings is LIBOR plus 4.0 percent with annual increases of 0.125 percent. The LIBOR rate was 1.9 percent at December 31, 2001.

      The credit facilities require that all available cash flow after scheduled debt payments, permitted capital expenditures and payment of operating and other costs be used to reduce outstanding amounts under the credit facilities. Any remaining balance on the term loans will be due on December 31, 2005. Any outstanding balance on the remaining $150.0 million revolving loan will be due on the earlier of December 31, 2005, or one year following repayment in full of the term loans. Amounts available under the credit facilities may be used to repay $250.0 million for FCX's 7.20% Senior Notes in November 2003 to the extent necessary. However, the credit facilities impose limitations on the amount of preferred stock FCX may redeem (see Note 6).

      The credit facilities also include prohibitions on common stock dividends and common stock purchases, limitations on capital expenditures to specified budgets, limitations on investments, limitations on liens and limitations on transactions with affiliates, and require that certain financial ratios be maintained. Security for obligations outstanding under the credit facilities includes over 80 percent of PT Freeport Indonesia's assets, 50.1 percent of the outstanding stock of PT Freeport Indonesia, the outstanding stock of PT Indocopper Investama owned by FCX, and a pledge of PT Freeport Indonesia's rights under its Contract of Work. PT Freeport Indonesia also guarantees FCX's obligations under the credit facilities.

      In June 2000, Atlantic Copper refinanced its variable-rate project loan (the Atlantic Copper facility). As of December 31, 2001, the variable-rate project loan, nonrecourse to FCX, consisted of a $118.0 million term loan being repaid with variable quarterly installments through December 2007 ($3.75 million a quarter in 2002) and a $65.0 million working capital revolver ($64.8 million outstanding at December 31, 2001) that matures December 2007. The Atlantic Copper facility requires certain hedging arrangements, restricts other borrowings and specifies certain minimum coverage ratios. Borrowings under the Atlantic Copper facility are secured by 100 percent of Atlantic Copper's capital stock, its smelter and refinery assets, and certain receivables and inventory.

      Atlantic Copper has a variable-rate $40 million working capital revolving credit facility ($40.0 million outstanding at December 31, 2001) that is secured by certain shipments of copper concentrate, and has access to additional lines of credit, which are generally unsecured, with various financial institutions. The revolver matures December 2002 and Atlantic Copper is working to refinance this obligation.

      Atlantic Copper has $30.0 million outstanding as of December 31, 2001, under a deferral loan with the same security as the Atlantic Copper facility. Interest is variable and the loan matures January 2008.

      FCX and PT Freeport Indonesia have equipment loans secured by certain PT Freeport Indonesia assets with a vendor. The FCX loan had a $21.0 million balance at December 31, 2001. Interest accrued at a fixed rate of 8.1 percent until December 2001, when the rate became variable. Principal payments total $7.0 million annually. PT Freeport Indonesia has two variable-rate equipment loans with the same vendor ($40.2 million outstanding at December 31, 2001). The weighted average interest rate on the loans was 7.0 percent for 2001 and 9.0 percent for 2000. Principal payments total $4.9 million annually through 2006 then $0.7 million through 2008. Balloon payments total $12.5 million in December 2006 and $2.0 million in December 2008.

SENIOR NOTES. In August 2001, FCX sold $603.8 million of 8 1/4% Convertible Senior Notes due January 2006 for net proceeds of $582.6 million. Interest on the notes is payable semiannually on January 31 and July 31 of each year. FCX may redeem some or all of the notes at any time after July 31, 2004, at specified redemption prices. A portion of the net proceeds was used to purchase $139.8 million of U.S. government securities, which secure and will be used to pay for the first six scheduled interest payments on the notes. The notes are otherwise unsecured. The remaining net proceeds were used to repay outstanding amounts under the FCX/PT Freeport Indonesia bank credit facilities.

      The 8 1/4% Convertible Senior Notes are convertible, at the option of the holder, at any time on or prior to maturity into, at the option of the holder, shares of class A or class B common stock of FCX at a conversion price of $14.30 per share, which is equal to a conversion rate of approximately 69.9301 shares of class A or class B common stock per $1,000 principal amount of notes.

      The 7.50% and 7.20% Senior Notes are redeemable at the option of FCX at the greater of (a) their principal amount or (b) the remaining scheduled payments of principal and interest discounted to the date of redemption on a semiannual basis at the applicable treasury rate plus 30 basis points, together with, in either case, accrued interest to the date of redemption. Each holder of the 7.20% Senior Notes may elect early repayment in November 2003.

INFRASTRUCTURE ASSET FINANCINGS. Through 1997 PT Freeport Indonesia sold assets for $458.2 million to a power joint venture, in which it previously had a 30 percent interest, and is purchasing power under infrastructure asset financing arrangements. The infrastructure asset financing obligations pursuant to the power sales agreement totaled $359.5 million at December 31, 2001, and $387.0 million at December 31, 2000.

      In 1995, PT Freeport Indonesia sold certain of its port, marine, logistics and construction equipment assets and facilities for $100.0 million to an unrelated joint venture and sold $48.0 million of its aviation assets to a joint venture, 25 percent owned by PT Freeport Indonesia. PT Freeport Indonesia guarantees a bank loan totaling $27.9 million at December 31, 2001, associated with these sales. PT Freeport Indonesia is leasing these assets under infrastructure asset financing arrangements. The obligations under these infrastructure asset financings totaled $40.0 million at December 31, 2001, and $56.2 million at December 31, 2000.

      From December 1993 to March 1997, PT Freeport Indonesia sold $270.0 million of infrastructure assets to joint ventures owned one-third by PT Freeport Indonesia and two-thirds by PT ALatieF Nusakarya Corporation (ALatieF), an Indonesian investor. Funding for the purchases consisted of $90.0 million in equity contributions by the joint venture partners, a $60.0 million bank loan and FCX's 9 3/4% Senior Notes, which were repaid in 2001. PT Freeport Indonesia subsequently sold its one-third interest in the joint ventures to ALatieF in March 1997. In September 1998, PT Freeport Indonesia reacquired for $30 million an aggregate one-third interest in the joint ventures. During 2000, PT Freeport Indonesia purchased the remaining interest in the joint ventures for $25.9 million cash and the assumption of $34.1 million of bank debt. The balance of the original $60.0 million bank loan totaled $30.8 million at December 31, 2001, and $35.1 million at December 31, 2000, and the balance of the bank debt assumed during 2000 totaled $27.4 million at December 31, 2001, and $32.7 million at December 31, 2000.

MATURITIES AND CAPITALIZED INTEREST. Maturities of debt instruments and infrastructure asset financings based on the amounts and terms outstanding at December 31, 2001, totaled $205.4 million in 2002, $327.8 million in 2003, $73.2 million in 2004, $545.5 million in 2005, $876.2 million in 2006 and $310.5 million thereafter. Capitalized interest totaled $9.4 million in 2001, $7.2 million in 2000 and $3.8 million in 1999.

NOTE 6. REDEEMABLE PREFERRED STOCK

      FCX has outstanding 6.0 million depositary shares representing 300,000 shares of its Gold-Denominated Preferred Stock totaling $232.6 million. Each depositary share has a cumulative quarterly cash dividend equal to the value of
0.000875 ounce of gold and is mandatorily redeemable in August 2003 for the cash value of 0.1 ounce of gold. Under its amended credit facilities, FCX has limitations on the amount of preferred stock it may redeem and, if by August 2003 it has not extended the maturity of at least 80 percent of the Gold-Denominated Preferred Stock beyond 2005, FCX will not thereafter be permitted to redeem or pay dividends on any of its preferred stock. FCX intends to refinance or restructure its redemption obligation as to at least 80 percent of the outstanding 6.0 million depositary shares prior to the August 2003 mandatory redemption date.

      FCX has outstanding 4.3 million depositary shares representing 215,279 shares of its Gold-Denominated Preferred Stock, Series II totaling $167.4 million. Each depositary share has a cumulative quarterly cash dividend equal to the value of 0.0008125 ounce of gold and is mandatorily redeemable in February 2006 for the cash value of 0.1 ounce of gold.

      FCX has outstanding 4.8 million depositary shares representing 74,375 shares of its Silver-Denominated Preferred Stock totaling $62.5 million at December 31, 2001, and 89,250 shares totaling $75.0 million at December 31, 2000. As of December 31, 2001, each depositary share has a cumulative quarterly cash dividend equal to the value of 0.0257813 ounce of silver, which declines after each redemption payment. FCX made annual mandatory partial redemption payments on the underlying Silver-Denominated Preferred Stock in August of 2001, 2000 and 1999. For each of the partial redemptions, the difference between FCX's carrying amount of $12.5 million and the actual redemption payments was credited to revenues. The credits to revenues totaled $2.1 million in 2001, $0.6 million in 2000 and $0.6 million in 1999. Five annual redemption payments remain and will vary with the price of silver.

NOTE 7. STOCKHOLDERS' EQUITY

COMMON STOCK. FCX has 473.6 million authorized shares of capital stock consisting of 423.6 million shares of common stock and 50.0 million shares of preferred stock. FCX has two classes of common stock, which differ only as to their voting rights for the directors of FCX. Holders of Class B common stock elect 80 percent of the FCX board of directors while holders of Class A common stock and holders of preferred stock (discussed below) elect 20 percent.

PREFERRED STOCK. FCX has outstanding 14.0 million depositary shares representing 700,000 shares of its Step-Up Convertible Preferred Stock. Each depositary share has a cumulative $1.75 annual cash dividend (payable quarterly) and a $25 liquidation preference, and is convertible at the option of the holder into
0.835 shares of FCX Class A common stock. FCX may redeem these depositary shares at $25 per share (payable in FCX Class A common stock, cash or a combination of both, at FCX's option) plus accrued and unpaid dividends.

STOCK AWARD PLANS. FCX's Adjusted Stock Award Plan provided for the issuance of certain stock awards to employees, officers and directors of Freeport-McMoRan Inc. (FTX), the former parent of FCX, in connection with FTX's distribution of FCX shares to its shareholders in 1995. Under this plan, FCX made a one-time grant of awards to purchase up to 10.7 million Class B common shares, including stock appreciation rights (SARs), at prices equivalent to the original FTX price at date of grant as adjusted for the proportionate market value of FCX shares at the time of the distribution. All options granted under this plan expire 10 years from the original FTX date of grant.

      FCX's 1995 Stock Option Plan (the 1995 Plan) provides for the issuance of stock options and other stock-based awards (including SARs) for up to 10 million Class B common shares at no less than market value at the time of grant. FCX's 1995 Stock Option Plan for Non-Employee Directors (the Director Plan) authorizes FCX to grant options to purchase up to 2 million shares. Options granted under the Director Plan are exercisable in 25 percent annual increments beginning one year from the date of grant. For options granted under the Director Plan, FCX will pay cash to the option holder equal to an amount based on the maximum individual federal income tax rate in effect at the time of exercise.

      FCX's 1999 Stock Incentive Plan (the 1999 Plan) provides for the issuance of stock options, restricted stock and other stock-based awards. The 1999 Plan allows FCX to grant awards for up to 8 million common shares (3.2 million Class A common shares and 4.8 million Class B common shares) to eligible participants. FCX granted 0.2 million shares of restricted stock in 2001 and 0.2 million shares in 2000 that vest ratably over three years.

      Awards granted under all of the plans generally expire 10 years after the date of grant. Awards for 4.6 million shares under the 1999 Plan, 1.3 million shares under the Director Plan and no shares under the 1995 Plan were available for new grants as of December 31, 2001. A summary of stock options outstanding, including 0.6 million SARs, follows:

                                                2001                           2000                           1999
                                    ----------------------------    ---------------------------     ---------------------------
                                                      Weighted                        Weighted                        Weighted
                                      Number           Average        Number           Average       Number            Average
                                       Of              Option          of              Option          of              Option
                                     Options            Price        Options            Price        Options            Price
                                    ----------        ---------     ----------        ---------     ----------        ---------
Balance at January 1                15,066,702        $   19.14     14,060,224        $   19.23     11,430,582        $   21.98
    Granted                          1,384,228            11.42      1,967,054            17.57      3,965,500            11.48
    Exercised                          (57,125)           10.46       (146,687)           14.78        (87,345)           15.28
    Expired/Forfeited                 (682,109)           17.91       (813,889)           17.69     (1,248,513)           20.08
                                    ----------                      ----------                      ----------
Balance at December 31              15,711,696            18.55     15,066,702            19.14     14,060,224            19.23
                                    ==========                      ==========                      ==========

         In 1998, two FCX executive officers were granted stock options under the 1995 Plan to purchase a total of 2.6 million shares of FCX stock at $19.03 per share. The options may be exercised at any time through March 2006 and were granted in return for a five-year cap on their cash incentive compensation. Summary information of stock options outstanding at December 31, 2001, excluding SARs, follows:

                                         Options Outstanding                      Options Exercisable
                               ------------------------------------------    ---------------------------
                                                  Weighted      Weighted                       Weighted
                                  Number           Average       Average        Number          Average
                                    Of            Remaining      Option           Of            Option
  Range of Exercise Prices       Options            Life         Price         Options          Price
------------------------------------------       ----------    ----------    ------------     ----------
$9.09 to $12.66                  4,131,625          8 years    $    10.30       1,598,125     $     9.93
$13.78 to $20.48                 8,556,096          7 years         18.49       7,317,146          18.78
$20.76 to $30.44                   899,281          5 years         27.89         899,281          27.89
$32.06 to $35.50                 1,545,875          4 years         35.21       1,545,875          35.21
                               -----------                                   ------------
                                15,132,877                                     11,360,427
                               ===========                                   ============

      FCX has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation" and continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. FCX recognized a $0.2 million charge in 2001, a $1.5 million gain in 2000 and a $1.4 million charge in 1999 for its outstanding SARs and grants under the Director Plan, which have the same accounting treatment as SARs, because of fluctuations in FCX's common stock price. Had compensation cost for FCX's stock option grants, excluding SARs, been determined based on the value at the grant dates for awards under those plans pursuant to the requirements of SFAS 123, FCX's net income would have been reduced by $6.0 million to $70.5 million ($0.49 per share) in 2001, by $7.3 million to $32.2 million ($0.21 per share) in 2000 and by $6.0 million to $94.7 million ($0.58 per share) in 1999.

      For the pro forma computations, the values of the option grants were calculated on the dates of grant using the Black-Scholes option-pricing model. The weighted average fair value for stock option grants was $6.30 per option in 2001, $9.44 per option in 2000 and $5.96 per option in 1999. The weighted average assumptions used include a risk-free interest rate of 5.2 percent in 2001, 6.7 percent in 2000 and 5.1 percent in 1999; expected volatility of 47 percent in 2001, 44 percent in 2000 and 41 percent in 1999; no annual dividends; and expected lives of 7 years. The pro forma effects on net income are not representative of future years because of the potential changes in the factors used in calculating the Black-Scholes valuation and the number and timing of option grants. No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied.

NOTE 8. INCOME TAXES

The components of FCX's deferred taxes follow (in thousands):

                                                                       December 31,
                                                           ----------------------------------
                                                             2001                     2000
                                                           ---------                ---------
Deferred tax asset:
    Foreign tax credits                                    $ 286,130                $ 255,500
    U.S. alternative minimum tax credits                      70,644                   65,294
    Atlantic Copper net operating loss carryforwards          84,492                   72,702
    Intercompany profit elimination                           11,085                   15,644
    Valuation allowance                                     (441,266)                (393,496)
                                                           ---------                ---------
        Total deferred tax asset                              11,085                   15,644
                                                           ---------                ---------

Deferred tax liability:
    Property, plant and equipment                           (587,143)                (552,869)
    Undistributed earnings in PT Freeport Indonesia          (60,700)                 (35,375)
    Other                                                    (34,257)                 (26,936)
                                                           ---------                ---------
        Total deferred tax liability                        (682,100)                (615,180)
                                                           ---------                ---------
Net deferred tax liability                                 $(671,015)               $(599,536)
                                                           =========                =========

      FCX has provided a valuation allowance equal to its tax credit carryforwards ($356.8 million at December 31, 2001 and $320.8 million at December 31, 2000) as these would only be used should FCX be required to pay regular U.S. tax, which is considered unlikely for the foreseeable future and the foreign tax credits expire after five years. Atlantic Copper is subject to taxation in Spain and has not generated significant taxable income in recent years. FCX has provided a valuation allowance equal to the future tax benefits resulting from Atlantic Copper net operating losses totaling $241.4 million at December 31, 2001, and $207.7 million at December 31, 2000, which expire through the year 2016.

      PT Freeport Indonesia's Indonesian income tax returns have been audited through 1994 and the 1997 and 1998 returns are currently under examination. FCX's provision for income taxes consists of the following (in thousands):

                                              2001          2000          1999
                                            --------      --------      --------
Current income taxes:
    Indonesian                              $129,962      $106,587      $127,828
    United States and other                    5,931         3,832         7,721
                                            --------      --------      --------
                                             135,893       110,419       135,549
Deferred Indonesian taxes                     67,086        49,154        60,104
                                            --------      --------      --------
                                            $202,979      $159,573      $195,653
                                            ========      ========      ========

      Differences between income taxes computed at the contractual Indonesian tax rate and income taxes recorded follow (dollars in thousands):

                                                 2001                      2000                      1999
                                         --------------------     --------------------     --------------------
                                           Amount     Percent       Amount     Percent      Amount      Percent
                                         ---------    -------     ---------    -------     ---------    -------
Income taxes computed at the             $ 125,572       35%      $  95,634       35%      $ 133,292       35%
     contractual Indonesian tax rate
Indonesian withholding tax on:
     Earnings/dividends                     25,652        7          18,095        6          23,878        6

     Interest                                1,899        1           2,776        1           2,829       --
Increase (decrease) attributable to:
     Intercompany interest expense          (6,153)      (2)         (7,168)      (3)        (11,444)      (3)
     Parent company costs                   32,083        9          28,981       11          37,568       10
     U.S. alternative minimum tax            5,800        2           4,600        2           7,400        2

     Atlantic Copper net loss (income)      15,075        4          10,467        4          (1,836)      --
     Other, net                              3,051        1           6,188        2           3,966        1
                                         ---------       --       ---------       --       ---------       --
Provision for income taxes               $ 202,979       57%      $ 159,573       58%      $ 195,653       51%
                                         =========       ==       =========       ==       =========       ==

NOTE 9.  TRANSACTIONS WITH AFFILIATES AND EMPLOYEE BENEFITS

MANAGEMENT SERVICES AGREEMENT. FM Services Company, owned 50 percent by FCX, provides certain administrative, financial and other services on a cost-reimbursement basis under a management services agreement. These costs, which include related overhead, totaled $24.3 million in 2001, $27.6 million in 2000 and $25.8 million in 1999. Management believes these costs do not differ materially from the costs that would have been incurred had the relevant personnel providing these services been employed directly by FCX.

PT SMELTING. PT Smelting, an Indonesian company, operates a smelter/refinery in Gresik, Indonesia, with a stated production capacity of 200,000 metric tons of copper metal per year. PT Freeport Indonesia, Mitsubishi Materials Corporation (Mitsubishi Materials), Mitsubishi Corporation (Mitsubishi) and Nippon Mining & Metals Co., Ltd. (Nippon) own 25 percent, 60.5 percent, 9.5 percent and 5 percent, respectively, of the outstanding PT Smelting common stock. PT Freeport Indonesia provides nearly all of PT Smelting's copper concentrate requirements. For the first 15 years of PT Smelting's operations beginning December 1998, the treatment and refining charges on the majority of the concentrate PT Freeport Indonesia supplies will not fall below a specified minimum rate, currently $0.23 per pound, which has been the rate since the commencement of operations in 1998 and is the expected rate for 2002. PT Freeport Indonesia has also agreed to assign its earnings in PT Smelting to support a 13 percent cumulative annual return to Mitsubishi Materials, Mitsubishi and Nippon for the first 20 years of commercial operations, which began in December 1998.

PENSION PLANS AND OTHER BENEFITS. During 2000, FCX decided to terminate its defined benefit pension plan covering substantially all U.S. and certain overseas employees and replace this plan with a defined contribution plan, as further discussed below. All participants' account balances in the plan were fully vested on June 30, 2000, and interest credits will continue to accrue under the plan until the assets are finally liquidated. The final distribution will occur once approved by the Internal Revenue Service and the Pension Benefit Guaranty Corporation. FCX also provides certain health care and life insurance benefits (Other Benefits) for retired employees. FCX has the right to modify or terminate these benefits.

      PT Freeport Indonesia has a defined benefit pension plan denominated in Indonesian rupiahs covering substantially all of its Indonesian national employees. PT Freeport Indonesia funds the plan in accordance with Indonesian pension guidelines. The pension obligation was valued at an exchange rate of 10,160 rupiahs to one U.S. dollar on December 31, 2001, and 9,215 rupiahs to one U.S. dollar on December 31, 2000. New labor laws in Indonesia require that companies provide a minimum level of benefits to employees upon employment termination based on the reason for termination and the employee's years of service. PT Freeport Indonesia's pension benefit disclosures for 2001, as shown below, include the impact of the new law as a plan amendment. Information on the FCX and PT Freeport Indonesia plans follows (dollars in thousands):

                                                        Pension Benefits                      Other Benefits
                                          ----------------------------------------------    -----------------
                                                                        PT Freeport
                                               FCX Plan                Indonesia Plan              FCX
                                          --------------------      --------------------    -----------------
                                            2001        2000          2001        2000       2001       2000
                                          --------    --------      --------    --------    -------    ------
Change in benefit obligation:
Benefit obligation at beginning of year   $(17,718)   $(13,581)     $(12,720)   $(14,056)   $  (842)   $(860)
Service cost                                    --        (301)       (1,072)     (1,056)       (71)     (15)
Interest cost                                 (756)       (896)       (1,237)     (1,070)      (105)     (30)
Plan amendment                                 616          --        (2,590)         --         --       --
Curtailment loss                                --      (1,000)(a)        --          --         --       --
Actuarial gains (losses)                        --      (2,979)       (2,563)     (1,078)      (821)       7
Foreign exchange gain                           --          --         1,154       3,640         --       --
Participant contributions                       --          --            --          --        (40)      --
Benefits paid                                  722       1,039           494         900        125       56
                                          --------    --------      --------    --------    -------    -----
Benefit obligation at end of year          (17,136)    (17,718)      (18,534)    (12,720)    (1,754)    (842)

Change in plan assets:
Fair value of plan assets at
     beginning of year                       10,189      10,704     7,279     6,920        --        --
Actual return on plan assets                    279         524     1,194       673        --        --
Employer/participant contributions            3,000          --     1,957     2,491       125        56
Foreign exchange loss                            --          --      (680)   (1,905)       --        --
Benefits paid                                  (722)     (1,039)     (494)     (900)     (125)      (56)
                                            -------     -------   -------   -------   -------   -------
Fair value of plan assets at end of year     12,746      10,189     9,256     7,279        --        --
                                            -------     -------   -------   -------   -------   -------

Funded status                                (4,390)     (7,529)   (9,278)   (5,441)   (1,754)     (842)
Unrecognized net actuarial (gain) loss           --          --     4,089     2,080      (361)   (1,239)
Unrecognized prior service cost                  --          --     4,120     1,937      (249)     (291)
Minimum liability adjustment                     --          --      (741)       --        --        --
                                            -------     -------   -------   -------   -------   -------
Accrued benefit cost                        $(4,390)    $(7,529)  $(1,810)  $(1,424)  $(2,364)  $(2,372)
                                            -------     -------   -------   -------   -------   -------

Weighted-average assumptions (percent):
Discount rate                                N/A(a)      N/A(a)     11.00     11.00      7.25      7.50
Expected return on plan assets               N/A(a)      N/A(a)     12.00     12.00        --        --
Rate of compensation increase                N/A(a)      N/A(a)      9.00      9.00        --        --

      a. As discussed above, FCX has elected to terminate its defined benefit pension plan, resulting in a $1.0 million curtailment loss, and ceased accruing benefits on June 30, 2000.

The initial health care cost trend rate used for the other benefits was 11 percent for 2002, decreasing ratably each year until reaching 5 percent in 2008. A one-percentage-point increase or decrease in assumed health care cost trend rates would not have a significant impact on total service or interest cost. The components of net periodic benefit cost for FCX's plans follow (in thousands):

                                         Pension Benefits              Other Benefits
                                     --------------------------   -----------------------
                                      2001      2000      1999     2001     2000    1999
                                     ------    ------    ------   ------   ------  ------
Service cost                         $  --    $   301    $ 852    $  71    $ 15    $  42
Interest cost                          756        896      905      105      30       60
Curtailment loss                        --      1,000       --       --      --       --
Expected return on plan assets        (279)      (884)    (672)      --      --       --
Amortization of prior service cost      --       (633)    (147)     (42)    (42)     (47)
Amortization of net actuarial gain      --       (109)    (227)     (56)    (15)    (147)
Amortization of transition asset        --        (29)     (58)      --      --       --
                                     -----    -------    -----    -----    ----    -----
Net periodic benefit cost            $ 477    $   542    $ 653    $  78    $(12)   $ (92)
                                     =====    =======    =====    =====    ====    =====

      The components of net periodic benefit cost for PT Freeport Indonesia's plan follow (in thousands):

                                                2001        2000         1999
                                              -------      -------      -------
Service cost                                  $ 1,072      $ 1,056      $ 1,061
Interest cost                                   1,237        1,070        2,688
Expected return on plan assets                   (887)        (810)      (1,199)
Amortization of prior service cost                237          291          315
Amortization of net actuarial loss                 63           --           --
                                              -------      -------      -------
Net periodic benefit cost                     $ 1,722      $ 1,607      $ 2,865
                                              =======      =======      =======

      Atlantic Copper has an unfunded contractual obligation denominated in euros to supplement amounts paid to retired employees. The accrued liability was based on corresponding exchange rates of $0.88 per euro at December 31, 2001, and $0.93 per euro at December 31, 2000. Amended Spanish legislation requires that Atlantic Copper begin funding this obligation through a third party in November 2002. The actuarial valuation of this obligation was $69.5 million at December 31, 2001, and $73.1 million at December 31, 2000, based on a discount rate of 6 percent. Other information on the Atlantic Copper obligation follows (in thousands):

                                                 2001        2000        1999
                                               --------    --------    --------
Change in benefit obligation:
Benefit obligation at beginning of year        $ 60,599    $ 63,788    $ 72,300
Interest cost                                     4,932       6,883       7,102
Foreign exchange gain                            (2,559)     (4,104)     (8,840)
Benefits paid                                    (5,739)     (5,968)     (6,774)
                                               --------    --------    --------
Benefit obligation at end of year              $ 57,233    $ 60,599    $ 63,788
                                               ========    ========    ========

      FCX has an employee savings plan under Section 401(k) of the Internal Revenue Code that generally allows eligible employees to contribute up to 50 percent of their pre-tax compensation, but no more than $11,000. FCX matches 100 percent of the first 5 percent of the employees' contribution. As a result of FCX's decision to terminate its defined benefit pension plan effective July 1, 2000, FCX fully vested its matching contributions for all active Section 401(k) plan participants on June 30, 2000. Subsequently, all new plan participants vest in FCX's matching contributions upon three years of service with FCX.

      During 2000, FCX also established an additional defined contribution plan for substantially all its employees following its decision to terminate its defined benefit pension plan. Under this plan, FCX contributes amounts to individual accounts totaling either 4 percent or 10 percent of each employee's pay, depending on a combination of each employee's age and years of service with FCX. The costs charged to operations for FCX's employee savings plan and defined contribution plan totaled $1.0 million in 2001, $0.8 million in 2000 and $0.7 million in 1999. FCX has other employee benefit plans, certain of which are related to FCX's performance, which costs are recognized currently in general and administrative expense. Atlantic Copper adopted a defined contribution employee plan in 2001 and recorded charges totaling $7.0 million in 2001 for past service costs related to this plan.

NOTE 10. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL, RECLAMATION AND MINE CLOSURE. FCX has an environmental policy committing it not only to compliance with federal, state and local environmental statutes and regulations, but also to continuous improvement of its environmental performance at every operational site. FCX believes that its operations are being conducted pursuant to applicable permits and are in compliance in all material respects with applicable environmental laws, rules and regulations. FCX incurred environmental capital expenditures and other environmental costs totaling $78.2 million in 2001, $106.1 million in 2000 and $73.3 million in 1999.

      The ultimate amount of reclamation and closure costs to be incurred at PT Freeport Indonesia's operations will be determined after consultation with the Indonesian government, affected local residents and other affected parties and thus cannot currently be projected with precision. PT Freeport Indonesia's best estimate at this time is that ultimate reclamation and closure costs may require in excess of $100 million but are not expected to exceed $150 million. Estimates of reclamation and closure costs involve complex issues requiring integrated assessments over a period of many years and are subject to revision over time as more complete studies are performed. Some reclamation costs will be incurred during mining activities, while most closure costs and the remaining reclamation costs will be incurred at the end of mining activities, which are currently estimated to continue for more than 30 years. Included in other liabilities at December 31, 2001, PT Freeport Indonesia had $24.1 million accrued on a unit-of-production basis for mine closure and reclamation costs. FCX's accounting for mine closure and reclamation costs will change in 2003 based on SFAS 143, "Accounting for Asset Retirement Obligations" issued in July 2001. PT Freeport Indonesia is working on a study of its retirement obligations that will be used to assess the impact of adopting SFAS 143.

      In 1996, PT Freeport Indonesia began contributing to a cash fund ($3.3 million balance at December 31, 2001) designed to accumulate at least $100 million by the end of its Indonesian mining activities. PT Freeport Indonesia plans to use this fund, including accrued interest, to pay for the above-mentioned mine closure and reclamation costs. Any incremental costs in excess of the $100 million fund are expected to be incurred throughout the life of the mine and would be funded by operational cash flow or the sale of assets, as needed. An increasing emphasis on environmental issues and future changes in regulations could require FCX to incur additional costs that would be charged against future operations. Estimates involving environmental matters are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.

CONTRACT OF WORK. FCX is entitled to mine under the "Contract of Work" between PT Freeport Indonesia and the Government of Indonesia. The original Contract of Work was entered into in 1967 and was superceded by a new Contract of Work in 1991. The initial term of the current Contract of Work expires in 2021, but can be extended by PT Freeport Indonesia for two 10-year periods, subject to Indonesian government approval, which cannot be withheld or delayed unreasonably. Given the importance of contracts of work under the Indonesian legal system and PT Freeport Indonesia's 30 years of working with the Indonesian government, which included entering into the Contract of Work in 1991 before the expiration of the 1967 Contract of Work, PT Freeport Indonesia fully expects that the government will approve the extensions as long as it continues to comply with the terms of the Contract of Work.

SOCIAL AND ECONOMIC DEVELOPMENT PROGRAMS. FCX has a comprehensive social, employment and human rights policy to ensure that its operations are conducted in a manner respecting basic human rights, the laws and regulations of the host country, and the culture of the people who are indigenous to the areas in which FCX operates. In 1996, PT Freeport Indonesia established the Freeport Fund for Irian Jaya Development (FFIJD), through which PT Freeport Indonesia has made available funding and expertise to support the economic and social development of the area. PT Freeport Indonesia has committed to provide one percent of its annual revenue for ten years beginning in mid-1996 for the development of the local people through the FFIJD. PT Freeport Indonesia charged $14.1 million in 2001, $14.1 million in 2000 and $14.7 million in 1999 to production costs for this commitment.

LONG-TERM CONTRACTS. Atlantic Copper has contracts with parties other than PT Freeport Indonesia to purchase concentrate totaling 296,000 metric tons in 2002, 220,000 metric tons in 2003, 134,000 metric tons in 2004, 140,000 metric tons in 2005 and 20,000 metric tons in 2006, at market prices.

SHARE PURCHASE PROGRAM. In June 2000, FCX's Board of Directors authorized a 20-million-share increase in FCX's open market share purchase program, bringing the total shares approved for purchase under this program to 80 million. From inception of this program in July 1995 through December 31, 2001, FCX has purchased a total of 70.7 million shares for $1.24 billion (an average of $17.53 per share) and 9.3 million shares remained available under the program. FCX's amended credit facilities prohibit common stock purchases (see Note 5).

NOTE 11. FINANCIAL INSTRUMENTS

Summarized below are financial instruments whose carrying amounts are not equal to their fair value and unmatured derivative financial instruments at December 31, 2001, and 2000 (in thousands). Fair values are based on quoted market prices and other available market information.

                                                       2001                          2000
                                            --------------------------     ------------------------
                                             Carrying         Fair          Carrying       Fair
                                              Amount          Value          Amount        Value
                                            -----------    -----------     ---------    -----------
Commodity contracts:
     Open contracts in asset position       $        94    $        94    $       --    $        85
     Redeemable preferred stock (Note 6)       (462,504)      (254,219)     (475,005)      (201,910)
     Concentrate sales contracts-embedded
      derivatives                                 1,154          1,154            --             --
Foreign exchange contracts:
     $U.S./euro                                 (14,832)       (14,832)      (11,514)       (11,514)
     $U.S./Australian dollar                         --             --        (2,244)        (2,244)
     $U.S./Indonesian rupiah                      4,754          4,754            27             27
Long-term debt (Note 5)                      (2,338,600)    (2,361,077)   (2,190,025)    (2,076,672)
Interest rate swap contracts                     (3,259)        (3,259)           --           (982)

      FCX and its subsidiaries adopted SFAS 133 on January 1, 2001; therefore, amounts reported in 2001 earnings for derivative financial instruments are based on different accounting treatment than the amounts reported for 2000 and 1999. Prior to 2001, changes in the market value of foreign currency exchange contracts were included in current earnings. Beginning in 2001, changes in the fair value of unrealized derivative contracts, including foreign currency exchange contracts that qualify as hedges, are not reported in current earnings, but are included in other comprehensive income (see Note 1). A recap of gains (losses) charged to earnings for redeemable preferred stock redemptions, derivative contracts and embedded derivatives follows (in millions):

                                                             2001          2000           1999
                                                           -------        -------        -------
FCX:
    Silver-Denominated preferred stock                     $   2.1        $   0.6        $   0.6
PT Freeport Indonesia:
    Foreign currency exchange contracts                       (0.7)          (5.3)           3.1
    Forward copper contracts                                    --            1.7            0.8

    Concentrate sales contracts embedded derivatives         (36.4)            --(a)          --(a)
    Interest rate contracts                                     --             --           (0.3)
Atlantic Copper:
    Foreign currency exchange contracts                       (3.0)         (16.4)         (14.9)
    Forward copper contracts                                   4.7            0.1           (2.4)
    Interest rate contracts                                   (1.1)           0.9           (0.8)

a. Embedded derivatives in PT Freeport Indonesia's concentrate sales contracts did not require separate accounting before 2001; instead, revenues were adjusted to current prices on provisionally priced open pounds.

COMMODITY CONTRACTS. From time to time, PT Freeport Indonesia has entered into forward and option contracts to hedge the market risk associated with fluctuations in the prices of commodities it sells. The primary objective of these contracts has been to set a minimum price and the secondary objective is to retain market upside, if available at a reasonable cost. As of December 31, 2001, FCX had no price protection contracts relating to its mine production. FCX has outstanding gold- and silver-denominated redeemable preferred stock with dividends and redemption amounts determined by commodity prices. FCX elected to continue its historical accounting for its redeemable preferred stock indexed to commodities under the provisions of SFAS 133 which allow such instruments issued before January 1, 1998, to be excluded from those instruments required to be adjusted for changes in their fair values. Therefore, FCX's redeemable preferred stock is recorded at its original issue value less redemptions, and totaled $462.5 million at December 31, 2001. FCX expects to refinance or restructure certain of its redeemable preferred stock, which likely will require FCX to change its accounting (see Notes 1 and 6).

      Certain of PT Freeport Indonesia's concentrate sales contracts allow for final pricing in future periods. Under SFAS 133, these pricing terms cause a portion of the contracts to be considered embedded derivatives which must be recorded at fair value. Prior to January 1, 2001, PT Freeport Indonesia adjusted the revenues from these embedded derivatives based on then-current spot prices on or near each reporting date. Effective January 1, 2001, PT Freeport Indonesia began adjusting the revenues from these embedded derivatives to reflect fair value based on forward prices for the final pricing periods on each reporting date. Changes in the fair value of these embedded derivatives are recorded in current period revenues.

      Atlantic Copper enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. Although these contracts are intended to hedge against changes in copper prices, they do not qualify for hedge accounting treatment under SFAS 133 because Atlantic Copper bases its hedging contracts on its net sales/purchases position and contracts to hedge a net position do not qualify for hedge accounting under SFAS 133. At December 31, 2001, Atlantic Copper held forward copper sales contracts for 10.9 million pounds at an average price of $0.66 per pound through January 2002.

FOREIGN CURRENCY EXCHANGE CONTRACTS. PT Freeport Indonesia and Atlantic Copper enter into foreign currency forward contracts to hedge the market risks of their forecasted costs denominated in a currency other than the U.S. dollar, their functional currency. The primary objective of these contracts is either to lock-in an exchange rate or to minimize the impact of adverse exchange rate changes.

      As of December 31, 2001, PT Freeport Indonesia had foreign currency forward contracts to hedge 479.8 billion of rupiah payments, or approximately 50 percent of its aggregate projected 2002 rupiah payments at an average exchange rate of 12,643 rupiahs to one U.S. dollar. Atlantic Copper had foreign currency forward contracts to hedge 126.2 million of euro payments, or approximately 60 percent of its projected 2002 and 2003 euro payments at an average exchange rate of $1.01 per euro. PT Freeport Indonesia and Atlantic Copper have designated their foreign currency forward contracts as cash flow hedges. As of December 31, 2001, FCX expects to reclass $2.3 million of losses to 2002 earnings related to its outstanding foreign currency forward contracts. There was no hedge ineffectiveness for the outstanding contracts at December 31, 2001.

DEBT AND INTEREST RATE CONTRACTS. FCX, PT Freeport Indonesia and Atlantic Copper entered into interest rate swaps to manage exposure to interest rate changes on a portion of their variable-rate debt. The primary objective of these contracts is to lock-in an interest rate considered to be favorable. PT Freeport Indonesia's contracts matured in December 1999 and FCX's contracts matured in January 2000. Under the terms of its swaps, Atlantic Copper pays an average of
6.6 percent on $59.6 million of financing at December 31, 2001, reducing quarterly through March 2004. Atlantic Copper will pay an average of 7.3 percent on an average of $56.4 million in 2002, 5.7 percent on an average of $47.8 million in 2003 and 6.0 percent on $41.5 million in the first quarter of 2004. Interest on comparable floating rate debt averaged 4.5 percent in 2001, 6.5 percent in

2000 and 5.4 percent in 1999, resulting in additional interest costs totaling $1.1 million in 2001, a $0.9 million reduction in 2000 and additional interest costs of $1.1 million in 1999. Atlantic Copper has designated its interest rate swap contracts as cash flow hedges and no ineffectiveness is expected from these hedges. As of December 31, 2001, FCX expects to reclass $2.7 million of losses to 2002 earnings related to its outstanding interest rate swap contracts.

      At December 31, 2001, FCX had an outstanding letter of credit totaling $104.4 million related to its guarantee of the Nusamba loan (Note 2). Atlantic Copper is a party to letters of credit totaling $9.5 million at December 31, 2001. Fair value of these letters of credit approximates their face value at December 31, 2001.

NOTE 12. SEGMENT INFORMATION

FCX follows SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. FCX has two operating segments: "mining and exploration" and "smelting and refining." The mining and exploration segment includes PT Freeport Indonesia's copper and gold mining operations in Indonesia and FCX's Indonesian exploration activities. The smelting and refining segment includes Atlantic Copper's operations in Spain and PT Freeport Indonesia's equity investment in PT Smelting in Gresik, Indonesia. The segment data presented below (in thousands) were prepared on the same basis as the consolidated FCX financial statements.

                                                  Mining            Smelting
                                                   and                And           Eliminations            FCX
                                                Exploration         Refining          and Other             Total
                                              --------------       ----------       -------------        ------------
                                                                            (In Thousands)
2001
Revenues                                      $    1,414,114(a)    $  758,282       $    (333,530)       $  1,838,866
Production and delivery                              545,858          738,618            (341,037)(b)         943,439
Depreciation and amortization                        251,835           27,262               4,792             283,889
Exploration expenses                                   8,496            -                     694               9,190
General and administrative expenses                   44,470            8,384               6,568              59,422
                                              --------------       ----------       -------------        ------------
Operating income (loss)                       $      563,455       $  (15,982)      $      (4,547)       $    542,926
                                              ==============       ==========       =============        ============
Interest expense, net                         $       95,238       $   25,279       $      53,078        $    173,595
                                              ==============       ==========       =============        ============
Provision for income taxes                    $      170,013       $    -           $      32,966        $    202,979
                                              ==============       ==========       =============        ============
Capital expenditures                          $      154,396       $   10,599       $       1,977        $    166,972
                                              ==============       ==========       =============        ============
Total assets                                  $    3,191,053       $  649,422(c)    $     371,454        $  4,211,929
                                              ==============       ==========       =============        ============

2000
Revenues                                      $    1,413,099(a)    $  768,814       $    (313,303)       $  1,868,610
Production and delivery                              608,107          734,083            (329,228)(b)       1,012,962
Depreciation and amortization                        250,864           27,989               4,703             283,556

Exploration expenses                                   7,318            -                   1,531               8,849
General and administrative expenses                   56,779            8,426               5,745              70,950
                                              --------------       ----------       -------------        ------------
Operating income (loss)                       $      490,031       $   (1,684)      $       3,946        $    492,293
                                              ==============       ==========       =============        ============
Interest expense, net                         $      133,804       $   25,411       $      46,131        $    205,346
                                              ==============       ==========       =============        ============
Provision for income taxes                    $      131,442       $    -           $      28,131        $    159,573
                                              ==============       ==========       =============        ============
Capital expenditures                          $      155,187       $   20,477       $       1,012        $    176,676
                                              ==============       ==========       =============        ============
Total assets                                  $    3,290,026       $  677,851(c)    $     (17,136)       $  3,950,741
                                              ==============       ==========       =============        ============

1999
Revenues                                       $1,464,811(a)      $  764,466         $(341,949)         $1,887,328
Production and delivery                           534,119            723,966          (323,536)(b)         934,549
Depreciation and amortization                     259,372             29,373             4,468             293,213
Exploration expenses                                9,330                 --             1,296              10,626
General and administrative expenses                52,410              9,572             8,642              70,624
                                               ----------         ----------         ---------          ----------
Operating income (loss)                        $  609,580         $    1,555         $ (32,819)         $  578,316
                                               ==========         ==========         =========          ==========
Interest expense, net                          $  137,787         $   27,020         $  29,262          $  194,069
                                               ==========         ==========         =========          ==========
Provision for income taxes                     $  175,581         $       --         $  20,072          $  195,653
                                               ==========         ==========         =========          ==========
Capital expenditures                           $  150,596         $    9,807         $     419          $  160,822
                                               ==========         ==========         =========          ==========
Total assets                                   $3,432,068         $  709,432(c   )   $ (58,584)         $4,082,916
                                               ==========         ==========         =========          ==========

a. Includes PT Freeport Indonesia sales to PT Smelting totaling $374.1 million in 2001, $343.3 million in 2000 and $252.6 million in 1999.
b. Includes (recognition) deferrals of intercompany profits on 25 percent of PT Freeport Indonesia's sales to PT Smelting, for which the final sale has not occurred, totaling $(6.2) million in 2001, $2.0 million in 2000 and $8.0 million in 1999.
c. Includes PT Freeport Indonesia's equity investment in PT Smelting totaling $57.2 million at December 31, 2001, $56.2 million at December 31, 2000 and $66.1 million at December 31, 1999 .

Through its operating subsidiaries, FCX markets its products worldwide primarily pursuant to the terms of long-term contracts. As a percentage of consolidated revenues, revenues under long-term contracts totaled 91 percent in 2001, 94 percent in 2000 and 89 percent in 1999. The only customers under long-term contracts with over ten percent of revenues in at least one of the past three years are a group of Japanese smelting companies with 11 percent in 2000 and 1999, and PT Smelting with 20 percent in 2001, 19 percent in 2000 and 13 percent in 1999. Beginning in 2001 PT Freeport Indonesia began marketing its product through individual agreements with the various Japanese smelting companies. None of these agreements individually account for over ten percent of FCX's consolidated revenues. There are several other long-term agreements in place, each representing less than ten percent of FCX consolidated sales. Certain terms of these long-term contracts are negotiated annually.

      FCX revenues attributable to various countries based on the location of the customer follow (in thousands):

                                         2001            2000            1999
                                      ----------      ----------      ----------
Indonesia (PT Smelting)               $  374,050      $  343,293      $  252,586
Spain                                    357,865         371,665         328,720
Japan                                    283,577         302,040         358,556
Switzerland                              221,865         199,419         219,250
United States                            146,338          92,411         187,731
Others                                   455,171         559,782         540,485
                                      ----------      ----------      ----------
    Total                             $1,838,866      $1,868,610      $1,887,328
                                      ==========      ==========      ==========

      FCX revenues attributable to the products it produces follow (in thousands):

                                         2001            2000            1999
                                    -----------     -----------     -----------
Copper in concentrates(a)           $   548,821     $   682,347     $   618,229
Gold in concentrates                    544,694         413,581         504,417
Silver in concentrates                   14,207          13,544          14,336
Refined copper products                 544,889         599,685         548,365
Gold and silver in slimes               189,142         153,420         196,217
Royalties                               (24,302)        (20,162)        (20,502)
Other                                    21,415          26,195          26,266
                                    -----------     -----------     -----------
                                    $ 1,838,866     $ 1,868,610     $ 1,887,328
                                    ===========     ===========     ===========

Amounts are net of treatment and refining charges totaling $200.3 million for 2001, $202.0 million for 2000 and $214.1 million for 1999.

NOTE 13. SUPPLEMENTARY MINERAL RESERVE INFORMATION (UNAUDITED)

Proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry, as more fully discussed below. The term "reserve," as used in our reserve data presented here, means that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination. The term "proven reserves" means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the result of detailed sampling and (c) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. The term "probable reserves" means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

      All of PT Freeport Indonesia's current aggregate proven and probable reserves, shown below, are located in Block A of PT Freeport Indonesia's Contract of Work. The initial term of the Contract of Work covering Block A expires at the end of 2021. PT Freeport Indonesia can extend this term for two successive 10-year periods, subject to the approval of the Indonesian government, which cannot be withheld or delayed unreasonably. PT Freeport Indonesia's reserve amounts reflect its estimates of the reserves that can be recovered before 2041 (the expiration of the two 10-year extensions). PT Freeport Indonesia's current mine plan has been developed and its operations are based on receiving the two 10-year extensions. As a result, PT Freeport Indonesia does not anticipate the mining of all of its reserves prior to the end of 2021 based on its current mine plan, and there can be no assurance that the Indonesian government will approve the extensions. Prior to the end of 2021, under its current mine plan PT Freeport Indonesia expects to mine approximately 63 percent of aggregate proven and probable ore, representing approximately 71 percent of its share of recoverable copper reserves and approximately 77 percent of its share of recoverable gold reserves.

                                                                                               Proven and Probable
                                             Average Ore Grade Per Metric Ton                  Recoverable Reserves
                                       ------------------------------------------------   -------------------------------
    Year-End               Ore         Copper          Gold                 Silver          Copper      Gold      Silver
-----------------       ---------      ------    -----------------    -----------------   ---------  ---------  ---------
                        (Thousand        (%)     (Grams)   (Ounces)   (Grams)   (Ounces)  (Billions  (Millions  (Millions
                       Metric Tons)                                                       of Lbs.)   of Ozs.)   of Ozs.)
1997                    2,166,212        1.20      1.20       .039      3.95    .127           47.1       62.7      138.4
1998                    2,475,478        1.13      1.05       .034      3.83    .123           51.3       64.2      153.1
1999                    2,395,175        1.13      1.05       .034      3.85    .124           49.9       61.6      148.8
2000                    2,514,532        1.10      1.04       .033      3.40    .109           50.9       63.7      139.6
2001                    2,583,883        1.13      1.05       .034      3.72    .120           52.5       64.5      151.6

By ore body at
  December 31, 2001:
Developed and
  producing:
  Grasberg open pit       946,878        1.03      1.24       .040      2.45    .079           17.6       30.7       37.3
   Deep Ore Zone          168,881        0.97      0.71       .023      5.28    .170            3.0        3.0       14.3
   Intermediate
   Ore Zone                 3,649        1.24      0.24       .008      8.33    .268            0.1         --        0.5
Undeveloped:
   Grasberg block
     cave                 782,455        1.15      0.91       .029      2.90    .093           16.3       17.6       36.5
   Kucing Liar            422,956        1.33      1.22       .039      6.04    .194            9.9        8.5       38.4
   Erstsberg
     Stockwork Zone       100,731        0.55      0.80       .026      1.75    .056            1.0        2.0        2.8
   Mill Level Zone         50,333        1.40      1.04       .033      4.88    .157            1.3        1.3        3.9
   Big Gossan              37,349        2.69      1.02       .033     16.42    .528            1.8        0.9        9.9
   Dom Block Cave          43,651        1.10      0.31       .010      5.94    .191            0.8        0.3        4.1
   Dom open pit            27,000        1.80      0.43       .014      9.60    .309            0.7        0.2        3.9
                        ---------                                                           -------    -------    -------
   Total                2,583,883        1.13      1.05       .034      3.72    .120           52.5       64.5      151.6
                        =========                                                           =======    =======    =======
PT Freeport
  Indonesia's share                                                                            39.4       50.2      114.5
                                                                                            =======    =======    =======
FCX's equity share(a)                                                                          35.7       45.5      103.8
                                                                                            =======    =======    =======

a. Reflects FCX's 90.6 percent ownership interest (see Note 2).

      Estimated recoverable reserves were assessed using an average copper price of $0.87 per pound, an average gold price of $285 per ounce and a silver price of $5.00 per ounce. Using a copper price of $0.75 per pound and a gold price of $270 per ounce would have resulted in less than a one percent reduction in estimated recoverable copper and gold reserves.

      Incremental cash flow attributable to the fourth concentrator mill expansion is shared 60 percent PT Freeport Indonesia and 40 percent Rio Tinto (Note 2). Incremental cash flow consists of amounts generated from production in excess of specified annual amounts based on the December 31, 1994, reserves and mine plan. The incremental revenues from production from the expansion and total revenues from production from Block A, including production from PT Freeport Indonesia's previously existing operations, share proportionately in operating, nonexpansion capital and administrative costs. PT Freeport Indonesia receives 100 percent of cash flow from its existing pre-expansion production facilities as specified by the contractual arrangements. PT Freeport Indonesia's estimated net share of recoverable reserves and FCX's equity interest follow:

                         PT Freeport Indonesia                               FCX
                 --------------------------------------     -------------------------------------
  Year-End         Copper        Gold           Silver        Copper        Gold         Silver
-------------    ---------     ---------      ---------     ---------     ---------     ---------
                 (Billions     (Millions      (Millions     (Billions     (Millions     (Millions
                 of Lbs.)      of Ozs.)       of Ozs.)      of Lbs.)      of Ozs.)      of Ozs.)
    1997           37.8          51.3           111.3         32.5          44.0          95.6
    1998           40.0          51.6           119.1         34.3          44.3         102.3
    1999           38.7          49.5           115.3         33.2          42.5          99.0
    2000           38.9          50.3           108.5         33.4          43.2          93.2
    2001           39.4          50.2           114.5         35.7(a)       45.5(a)      103.8(a)

a.  Reflects FCX's 90.6 percent ownership interest (see Note 2).

NOTE 14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                            Net Income
                                                              Net Income (Loss)          (Loss) Per Share
                                             Operating          Applicable to        -------------------------
                             Revenues          Income            Common Stock           Basic         Diluted
                           -------------    -------------     -----------------      ----------     ----------
                                              (In Thousands, Except Per Share Amounts)
2001
     1st Quarter           $    447,087     $    166,884          $   38,039          $    .26      $  .26
     2nd Quarter                538,259          175,675              36,292               .25         .25
     3rd Quarter                441,238          110,913               4,248               .03         .03
     4th Quarter                412,282           89,454(a)           (2,083)(a)          (.01)(a)    (.01)(a)
                           ------------     ------------          ----------
                           $  1,838,866     $    542,926          $   76,496               .53         .53
                           ============     ============          ==========

2000
     1st Quarter           $    467,592     $    119,410(b)       $    9,241(b)       $    .06(b)   $  .06(b)
     2nd Quarter                397,348           72,090             (18,613)             (.12)       (.12)
     3rd Quarter                473,837           93,727(c)           (9,192)(c)          (.06)(c)    (.06)(c)
     4th Quarter                529,833          207,066              58,064               .40         .40
                           ------------     ------------          ----------
                           $  1,868,610     $    492,293          $   39,500               .26         .26
                           ============     ============          ==========

a. Includes net charges to operating and net income totaling $4.0 million ($0.03 per share) primarily for past service costs for an Atlantic Copper employee benefit plan.

b. Includes net charges totaling $5.0 million ($4.4 million to net income or $0.03 per share) consisting of $6.0 million for contribution commitments to support small business development programs within Papua and $0.5 million for personnel severance costs, partly offset by a $1.5 million reversal of costs for stock appreciation rights.

c. Includes charges totaling $5.6 million ($2.8 million to net income or $0.02 per share) for personnel severance costs.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
FREEPORT-McMoRan COPPER & GOLD INC.:

      We have audited the accompanying balance sheets of Freeport-McMoRan Copper & Gold Inc. (the Company), a Delaware Corporation, as of December 31, 2001 and 2000, and the related statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

      As explained in Note 1 to the financial statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities."

                                                             Arthur Andersen LLP

New Orleans, Louisiana,
February 8, 2002 (except with respect to the payment of the Nusamba loan discussed in Note 2, as to which the date is February 27, 2002)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information set forth under the caption "Information About Nominees and Directors" of our definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") in connection with our 2002 Annual Meeting to be held on May 2, 2002 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

      The information set forth under the captions "Director Compensation" and "Executive Officer Compensation" of our definitive Proxy Statement to be filed with the Commission in connection with our 2002 Annual Meeting to be held on May 2, 2002 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information set forth under the captions "Stock Ownership of Directors and Executive Officers" and "Stock Ownership of Certain Beneficial Owners" of our definitive Proxy Statement to be filed with the Commission in connection with our 2002 Annual Meeting to be held on May 2, 2002 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information set forth under the caption "Certain Transactions" of our definitive Proxy Statement to be filed with the Commission in connection with our 2002 Annual Meeting to be held on May 2, 2002 is incorporated herein by reference.

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

(b).    Reports on Form 8-K.

        During the last quarter of the period covered by this report, we filed one Current Report on Form 8-K dated December 13, 2001 reporting information under Item 5.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2002.


                                        FREEPORT-MCMORAN COPPER & GOLD INC.

                                        By:      /s/ JAMES R. MOFFETT
                                           -------------------------------------
                                                     James R. Moffett
                                                 Chairman of the Board and
                                                  Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 8, 2002.

/s/ JAMES R. MOFFETT          Chairman of the Board, Chief Executive Officer and
---------------------------   Director (Principal Executive Officer)
   James R. Moffett

              *               Vice Chairman of the Board and Director
---------------------------
   B. M. Rankin, Jr.

                              President and Chief Financial Officer (Principal
---------------------------   Financial Officer)
  Richard C. Adkerson

              *               Vice President and Controller - Financial
---------------------------   Reporting (Principal Accounting Officer)
  C. Donald Whitmire, Jr.

              *               Director
---------------------------
  Robert J. Allison, Jr.

              *               Director
---------------------------
    Robert W. Bruce III

              *               Director
---------------------------
     R. Leigh Clifford

              *               Director
---------------------------
       Robert A. Day

              *               Director
---------------------------
       Gerald J. Ford

              *               Director
---------------------------
    H. Devon Graham, Jr.

              *               Director
----------------------------
      Steven J. Green

              *               Director
----------------------------
  Oscar Y. L. Groeneveld

              *               Director
----------------------------
    J. Bennett Johnston

              *               Director
----------------------------
      Bobby Lee Lackey

              *               Director
----------------------------
   Gabrielle K. McDonald

              *               Director
----------------------------
      J. Stapleton Roy

              *               Director
----------------------------
     J. Taylor Wharton

*By: /s/ RICHARD C. ADKERSON
    ------------------------
      Richard C. Adkerson
       Attorney-in-Fact

                       FREEPORT-McMoRan COPPER & GOLD INC.
                          INDEX TO FINANCIAL STATEMENTS

      Our financial statements and the notes, and the report of Arthur Andersen LLP included elsewhere in this Form 10-K are incorporated herein by reference.

      The financial statements in schedule I listed below should be read in conjunction with our financial statements included elsewhere in this Form 10-K.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 included in Freeport-McMoRan Copper & Gold Inc.'s Annual Report to stockholders included elsewhere in this Form 10-K, and have issued our report thereon dated February 8, 2002 (except with respect to the payment of the Nusamba loan discussed in Note 2, as to which the date is February 27, 2002). Our report on the financial statements includes an explanatory paragraph with respect to the change in the method of accounting for derivative instruments and hedging activities effective January 1, 2001, as discussed in Note 1 to the financial statements. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   Arthur Andersen LLP

New Orleans, Louisiana,
  February 8, 2002

                       FREEPORT-McMoRan COPPER & GOLD INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                        December 31,
                                                 -------------------------
                                                    2001           2000
                                                 ----------     ----------
                                                       (In Thousands)
Assets:
Cash and cash equivalents                        $      652     $    1,161
Restricted investments                              141,888             --
Interest receivable                                   2,066          4,968
Due from affiliates                                   4,630         20,147
Notes receivable from PT Freeport Indonesia         569,805        602,306
Note receivable from Nusamba                             --         56,081
Investment in PT Freeport Indonesia
  and PT Indocopper Investama                     1,273,354        742,832
Investment in Atlantic Copper                        80,406(a)     123,124(a)
Other assets                                         66,807         43,821
                                                 ----------     ----------
Total assets                                     $2,139,608     $1,594,440
                                                 ==========     ==========
Liabilities and Stockholders' Equity:
Accounts payable and accrued liabilities         $   35,943     $   20,016
Long-term debt, including current portion         1,449,173        999,694
Other long-term liabilities                          26,637         26,419
Deferred income taxes                                60,907         35,375
Redeemable preferred stock                          462,504        475,005
Stockholders' equity                                104,444         37,931
                                                 ----------     ----------
Total liabilities and stockholders' equity       $2,139,608     $1,594,440
                                                 ==========     ==========

                              STATEMENTS OF INCOME

                                                         Years Ended December 31,
                                                     --------------------------------
                                                       2001        2000        1999
                                                     --------    --------    --------
                                                              (In Thousands)
Income from investment in PT Freeport Indonesia
  and PT
Indocopper Investama, net of PT Freeport Indonesia
  tax provision                                      $255,247    $178,026    $237,606
Net loss from investment in Atlantic Copper           (43,071)    (29,906)    (18,982)
Intercompany charges and eliminations                   2,752      10,200      (4,457)
Exploration expenses                                     (877)     (2,428)     (7,055)
General and administrative expenses                    (6,568)     (5,744)     (8,643)
Depreciation and amortization                          (5,510)     (4,704)     (4,468)
Interest expense, net                                 (77,492)    (82,321)    (76,246)
Interest income on PT Freeport Indonesia notes
  receivable:
    Promissory notes                                    6,102      17,423      28,461
    Gold and silver production payment loans           15,331      16,395      17,568
Other income (expense), net                            (4,607)         46        (379)
Provision for income taxes                            (28,282)    (20,000)    (26,938)
                                                     --------    --------    --------
Net income                                            113,025      76,987     136,467
Preferred dividends                                   (36,529)    (37,487)    (35,680)
                                                     --------    --------    --------
                                                     $ 76,496    $ 39,500    $100,787
                                                     ========    ========    ========

a. Includes additional support payments and commitments to Atlantic Copper totaling $16.1 million during 2001 and $55.5 million during 2000.

The footnotes to the consolidated financial statements of FCX contained in FCX's
  2001 Annual Report to stockholders included elsewhere herein are an integral part of these statements.

                       FREEPORT-McMoRan COPPER & GOLD INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENTS OF CASH FLOW

                                                                                Years Ended December 31,
                                                                        -----------------------------------------
                                                                           2001            2000            1999
                                                                        ---------       ---------       ---------
                                                                                        (In Thousands)
Cash flow from operating activities:
Net income                                                              $ 113,025       $  76,987       $ 136,467
Adjustments to reconcile net income to net cash provided by operating activities:
    Income from investment in PT Freeport Indonesia and                  (255,247)       (178,026)       (237,606)
       PT Indocopper Investama
    Deferred income taxes                                                  21,139          (8,684)         21,976
    Net loss from investment in Atlantic Copper                            43,071          29,906          18,982
    Elimination of intercompany profit                                     (2,752)        (10,200)          4,457
    Dividends received from PT Freeport Indonesia and PT Indocopper
       Investama                                                           45,805         268,670          18,361
    Depreciation and amortization                                           5,510           4,704           4,468
Decrease in interest receivable and due from affiliates                     4,343           2,527           2,888
Increase (decrease) in accounts payable and accrued liabilities            15,313          (4,202)          2,320
Other                                                                      (5,164)(a)     (29,550)(a)         752
                                                                        ---------       ---------       ---------
Net cash provided by (used in) operating activities                       (14,957)        152,132         (26,935)
                                                                        ---------       ---------       ---------

Cash flow from investing activities:
Purchase of restricted investments                                       (139,762)           --              --
Investment in Atlantic Copper                                                --            (3,000)        (40,000)
Other                                                                      (3,971)         (3,559)         (2,403)
                                                                        ---------       ---------       ---------
Net cash used in investing activities                                    (143,733)         (6,559)        (42,403)
                                                                        ---------       ---------       ---------

Cash flow from financing activities Cash dividends paid:
    Step-up convertible preferred stock                                   (24,500)        (24,500)        (24,500)
    Mandatory redeemable preferred stock                                  (12,113)        (13,213)        (13,520)
Net proceeds from sale of convertible senior notes                        582,619            --              --
Proceeds from other debt                                                    4,059           9,532         104,673
Repayment of debt                                                        (411,701)        (70,249)        (11,514)
Partial redemption of preferred stock                                     (10,386)        (11,893)        (11,946)
Repayment from PT Freeport Indonesia                                       30,386         177,077          51,946
Loans to Nusamba                                                           (5,548)        (12,379)        (18,264)
Purchases of FCX common shares                                             (3,436)       (199,945)         (7,921)
Other                                                                       8,801             326             414
                                                                        ---------       ---------       ---------
Net cash provided by (used in) financing activities                       158,181        (145,244)         69,368
                                                                        ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents                         (509)            329              30
Cash and cash equivalents at beginning of year                              1,161             832             802
                                                                        ---------       ---------       ---------
Cash and cash equivalents at end of year                                $     652       $   1,161       $     832
                                                                        =========       =========       =========

Interest paid                                                           $  62,386       $  85,190       $  76,804
                                                                        =========       =========       =========

Taxes paid                                                              $   7,625       $  29,736       $   5,281
                                                                        =========       =========       =========

a. Includes support payments to Atlantic Copper totaling $7.6 million in 2001 and $29.4 million in 2000.

The footnotes to the consolidated financial statements of FCX contained in FCX's
  2001 Annual Report to stockholders included elsewhere herein are an integral part of these statements.

                       FREEPORT-McMoRan COPPER & GOLD INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              Col. A                       Col. B              Col. C             Col. D          Col. E
--------------------------------        ------------   ---------------------     --------       ----------
                                                             Additions
                                                       ---------------------
                                         Balance at    Charged to  Charged to     Other         Balance at
                                        Beginning of   Costs and     Other         Add            End of
                                           Period       Expense     Accounts     (Deduct)         Period
                                        ------------   ----------   --------     --------       ----------
                                                               (In Thousands)
RESERVES AND ALLOWANCES
   DEDUCTED FROM ASSET ACCOUNTS:
2001
Materials and supplies
  reserves                              $     16,808   $    6,000   $     --     $ (5,664)(a)   $   17,144
Allowance for uncollectible
  value-added taxes                              300         --           --         (292)               8
Allowance for uncollectible
  accounts receivable                          2,500         --           --       (1,559)(b)          941

2000
Materials and supplies
  reserves                              $     18,751   $    6,000   $     --     $ (7,943)(a)   $   16,808
Allowance for uncollectible
  value-added taxes                            5,491         --           --       (5,191)(c)          300
Allowance for uncollectible
  accounts receivable                           --          2,500         --         --              2,500

1999
Materials and supplies
  reserves                                    24,633        1,500         --       (7,382)(a)       18,751
Allowance for uncollectible
  value-added taxes                            5,491         --           --         --              5,491

RECLAMATION AND MINE
   SHUTDOWN RESERVES:
2001
PT Freeport Indonesia                         19,220        4,877         --         --             24,097

2000
PT Freeport Indonesia                         14,085        5,135         --         --             19,220

1999
PT Freeport Indonesia                          9,229        4,856         --         --             14,085

a. Primarily represents write-offs of obsolete materials and supplies inventories.
b.    Represents amounts collected.
c. Represents a reversal of previously accrued amounts based on an updated analysis of historical refunds of value-added tax payments.

                       Freeport-McMoRan Copper & Gold Inc.
                                  EXHIBIT INDEX

Exhibit
Number                             Description
-------                            -----------

2.1 Agreement, dated as of May 2, 1995 by and between Freeport-McMoRan Inc. (FTX) and FCX and The RTZ Corporation PLC, RTZ Indonesia Limited, and RTZ America, Inc. (the Rio Tinto Agreement). Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-3 of FCX filed November 5, 2001 (the FCX November 5, 2001 Form S-3).

2.2         Amendment dated May 31, 1995 to the Rio Tinto Agreement.
            Incorporated by reference to Exhibit 2.2 to the FCX November 5, 2001 Form S-3.

2.3         Distribution Agreement dated as of July 5, 1995 between FTX and FCX.
            Incorporated by reference to Exhibit 2.3 to the FCX November 5, 2001 Form S-3.

3.1         Composite copy of the Certificate of Incorporation of FCX.
            Incorporated by reference to Exhibit 3.1 to the FCX November 5, 2001 Form S-3.

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

4.9 Form of Gold-Denominated II Depositary Receipt. Incorporated by reference to Exhibit 4.3 to the FCX 1994 First Quarter Form 10-Q.

                       Freeport-McMoRan Copper & Gold Inc.
                                  EXHIBIT INDEX

Exhibit
Number                             Description
-------                            -----------

4.10        Certificate of Designations of the Silver-Denominated Preferred
            Stock of FCX.

4.11 Deposit Agreement dated as of July 25, 1994 among FCX, ChaseMellon, as Depositary, and holders of depositary receipts (Silver-Denominated Depositary Receipts) evidencing certain Depositary Shares, each of which, in turn, initially represents
            0.025 shares of Silver-Denominated Preferred Stock. Incorporated by reference to Exhibit 4.2 to the Form 8-A of FCX dated July 15, 1994 (the FCX July 1994 Form 8-A).

4.12 Form of Silver-Denominated Depositary Receipt. Incorporated by reference to Exhibit 4.1 to the FCX July 1994 Form 8-A.

4.13 Amended and Restated Credit Agreement dated as of October 19, 2001 among FCX, PT Freeport Indonesia, the several financial institutions that are parties thereto, U.S. Bank Trust National Association, as PT Freeport Indonesia Trustee, J.P. Morgan Securities Inc., as arranger, and The Chase Manhattan Bank as administrative agent, security agent, JAA security agent and documentary agent. Incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q of FCX for the quarter ended September 30, 2001.

4.14 Indenture dated as of August 7, 2001 from FCX and FCX Investment Ltd. to The Bank Of New York, as trustee. Incorporated by reference to Exhibit 4.1 to the FCX November 5, 2001 Form S-3.

4.15 Registration Rights Agreement dated as of August 7, 2001 by and between FCX and FCX Investment Ltd., as issuers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as initial purchaser. Incorporated by reference to Exhibit 4.2 to the FCX November 5, 2001 Form S-3.

4.16 Collateral Pledge and Security Agreement dated as of August 7, 2001 by and among FCX Investment Ltd., as pledgor, The Bank of New York, as trustee, and The Bank of New York, as collateral agent. Incorporated by reference to Exhibit 4.3 to the FCX November 5, 2001 Form S-3.

4.17 Senior Indenture dated as of November 15, 1996 from FCX to The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.4 to the FCX November 5, 2001 Form S-3.

4.18 First Supplemental Indenture dated as of November 18, 1996 from FCX to The Chase Manhattan Bank, as Trustee, providing for the issuance of the Senior Notes and supplementing the Senior Indenture dated November 15, 1996 from FCX to such Trustee, providing for the issuance of Debt Securities. Incorporated by reference to Exhibit
            4.5 to the FCX November 5, 2001 Form S-3.

4.19 Certificate of Designations of Series A Participating Cumulative Preferred stock of FCX. Incorporated by reference to Exhibit 4.25 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 2000 (the FCX 2000 First Quarter Form 10-Q).

4.20 Rights Agreement dated as of May 3, 2000 between FCX and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. Incorporated by reference to Exhibit 4.26 to the FCX 2000 First Quarter Form 10-Q.

10.1 Contract of Work dated December 30, 1991 between the Government of the Republic of Indonesia and PT Freeport Indonesia. Incorporated by reference to Exhibit 10.1 to the FCX November 5, 2001 Form S-3.

10.2 Contract of Work dated August 15, 1994 between the Government of the Republic of Indonesia and PT Irja Eastern Minerals Corporation. Incorporated by reference to Exhibit 10.2 to the FCX November 5, 2001 Form S-3.

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

10.4 Concentrate Purchase and Sales Agreement dated effective December 11, 1996 between PT Freeport Indonesia and PT Smelting. Incorporated by reference to Exhibit 10.3 to the FCX November 5, 2001 Form S-3.

10.5 Participation Agreement dated as of October 11, 1996 between PT Freeport Indonesia and P.T. RTZ-CRA Indonesia with respect to a certain contract of work. Incorporated by reference to Exhibit 10.4 to the FCX November 5, 2001 Form S-3.

10.6 Second Amended and Restated Joint Venture and Shareholders' Agreement dated as of December 11, 1996 among Mitsubishi Materials Corporation, Nippon Mining and Metals Company, Limited and PT Freeport Indonesia. Incorporated by reference to Exhibit 10.5 to the FCX November 5, 2001 Form S-3.

10.7 Put and Guaranty Agreement dated as of March 21, 1997 between FCX and The Chase Manhattan Bank. Incorporated by reference to Exhibit
            10.7 to the Annual Report of FCX on Form 10-K for the year ended December 31, 1997 (the FCX 1997 Form 10-K).

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

            Executive Compensation Plans and Arrangements (Exhibits 10.11 through 10.33)

10.11 Annual Incentive Plan of FCX as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.11 to the 1998 FCX Form 10-K.

10.12 1995 Long-Term Performance Incentive Plan of FCX. Incorporated by reference to Exhibit 10.6 to the FCX November 5, 2001 Form S-3.

10.13 FCX Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.13 to the 1998 FCX Form 10-K.

10.14       FCX President's Award Program. Incorporated by reference to Exhibit
            10.7 to the FCX November 5, 2001 Form S-3.

10.15 FCX Adjusted Stock Award Plan, as amended. Incorporated by reference to Exhibit 10.15 to the 1997 FCX Form 10-K.

                       Freeport-McMoRan Copper & Gold Inc.
                                  EXHIBIT INDEX

Exhibit
Number                             Description
-------                            -----------

10.16       FCX 1995 Stock Option Plan. Incorporated by reference to Exhibit
            10.8 to the FCX November 5, 2001 Form S-3.

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

10.21 Financial Counseling and Tax Return Preparation and Certification Program of FCX.

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

10.30 Supplemental Agreement between FMS and B. M. Rankin, Jr. dated February 5, 2001. Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2000 (the FCX 2000 Form 10-K).

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

10.34 Supplemental Letter Agreement dated May 17, 2000 between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2000.

10.35 Executive Employment Agreement dated April 30, 2001 between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.35 to the FCX 2001 Second Quarter Form 10-Q.

10.36 Executive Employment Agreement dated April 30, 2001 between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.36 to the FCX 2001 Second Quarter Form 10-Q.

10.37 Change of Control Agreement dated April 30, 2001 between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.37 to the FCX 2001 Second Quarter Form 10-Q.

10.38 Change of Control Agreement dated April 30, 2001 between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.38 to the FCX 2001 Second Quarter Form 10-Q.

12.1        FCX Computation of Ratio of Earnings to Fixed Charges.

21.1 Subsidiaries of FCX. Incorporated by reference to Exhibit 21.1 to the FCX 2000 Form 10-K.

23.1        Consent of Arthur Andersen LLP.

23.2        Consent of Independent Mining Consultants, Inc.

24.1 Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

24.2 Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FCX.