Form 10-K405/A
period 2000-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2002-03-11
CIK 831259

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
(MARK ONE)
[X]                           AMENDMENT NO. 1 TO

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM            TO
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

       Registrant's telephone number, including area code: (504) 582-4000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            TITLE OF EACH CLASS                                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------                                         -----------------------------------------
Class A Common Stock, par value $0.10 per share                                 New York Stock Exchange
Class B Common Stock, par value $0.10 per share                                 New York Stock Exchange
Depositary Shares representing 0.05 shares of Step-Up Convertible               New York Stock Exchange
   Preferred Stock, par value $0.10 per share
Depositary Shares representing 0.05 shares of Gold-Denominated                  New York Stock Exchange
   Preferred Stock, par value $0.10 per share
Depositary Shares, Series II, representing 0.05 shares of Gold-                 New York Stock Exchange
   Denominated Preferred Stock, Series II, par value $0.10 per share
Depositary Shares representing 0.015625 shares of Silver-                       New York Stock Exchange
   Denominated Preferred Stock, par value $0.10 per share
8-1/4% Convertible Senior Notes due 2006 of the registrant                                None
   and FCX Investment Ltd.


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



          On February 26, 2002, there were issued and outstanding 55,567,714 shares of Class A Common Stock and 88,584,099 shares of Class B Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE


          Portions of our Annual Report for the year ended December 31, 2000 are incorporated by reference into Parts II and IV of this report and portions of the Proxy Statement for our 2001 Annual Meeting held on May 3, 2001 are incorporated by reference into Part III of this report.


================================================================================

                               TABLE OF CONTENTS


                                                                                                                Page
Part I

Items 1. and 2. Business and Properties...........................................................................1
Item 3.   Legal Proceedings......................................................................................26
Item 4.   Submission of Matters to a Vote of Security Holders....................................................27
          Executive Officers of the Registrant...................................................................27

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................................28
Item 6.   Selected Financial Data................................................................................28
Items 7. and 7A.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations and Quantitative and Qualitative Disclosures About Market Risk...........28
Item 8.   Financial Statements and Supplementary Data............................................................28
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................28


Part III

Item 10.  Directors and Executive Officers of the Registrant.....................................................28
Item 11.  Executive Compensation.................................................................................29
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................................29
Item 13.  Certain Relationships and Related Transactions.........................................................29

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................29

Signatures......................................................................................................S-1

Index to Financial Statements...................................................................................F-1

Report of Independent Public Accountants........................................................................F-1

Exhibit Index...................................................................................................E-1

                                     PART I


         Except as otherwise specifically noted, this Amendment No. 1 to Annual Report on Form 10-K of Freeport-McMoRan Copper & Gold Inc. for the fiscal year ended December 31, 2000 reflects information as of March 23, 2001, the date of the original filing of the Form 10-K with the Securities and Exchange Commission.


ITEMS 1. AND 2.  BUSINESS AND PROPERTIES.

GENERAL

         We are one of the world's largest copper and gold mining companies in terms of reserves and production. We believe we are the lowest cost copper producer in the world, after taking into account customary credits for related gold and silver production.


         Our principal operating subsidiary is PT Freeport Indonesia, a limited liability company organized under the laws of the Republic of Indonesia and domesticated in Delaware. PT Freeport Indonesia explores for, develops, mines and processes ore containing copper, gold and silver. Our operations are located in the remote rugged highlands of the Sudirman Mountain Range in the province of Irian Jaya (Papua), Indonesia, which is located on the western half of the island of New Guinea. PT Freeport Indonesia markets its concentrates containing copper, gold and silver worldwide. We have an 85.86 percent ownership interest in this subsidiary and the Government of Indonesia has a 9.36 percent interest. PT Nusamba Mineral Industri (Nusamba), an Indonesian company, has most of the remaining ownership interest in PT Freeport Indonesia. See the discussion under "Risk Factors" about our guarantee of certain Nusamba debt.



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


         In 1996, we established joint ventures with Rio Tinto plc, an international mining company with headquarters in London, England. One joint venture covers PT Freeport Indonesia's mining operations in Block A. This joint venture gives Rio Tinto, through 2021, a 40 percent interest in certain assets and in production above specified levels from operations in Block A and, after 2021, a 40 percent interest in all production in Block A. Under our joint venture arrangements, Rio Tinto also has a 40 percent interest in PT Freeport Indonesia's Contract of Work and Eastern Minerals' Contract of Work. In addition, Rio Tinto has the option to participate in 40 percent of any of our other future exploration projects in Irian Jaya (Papua).



         Under another joint venture agreement through PT Nabire Bakti Mining, we conduct exploration activities in an area covering approximately 0.5 million acres in five parcels contiguous to PT Freeport Indonesia's Block B and one of Eastern Minerals' blocks. Rio Tinto has elected to participate in 40 percent of our interest and cost in the venture.



         Field exploration activities outside of our current mining operations in Block A have been temporarily suspended due to safety and security issues and uncertainty relating to a possible conflict between our mining and exploration rights in forest areas covered by the Contracts of Work and an Indonesian law enacted in 1999 prohibiting open-pit mining in forest preservation areas.


         We also smelt and refine copper concentrates in Spain and market the refined copper products through our wholly owned subsidiary, Atlantic Copper, S.A. In addition, PT Freeport Indonesia has a 25 percent interest in PT Smelting, an Indonesian company that operates a copper smelter and refinery in Gresik, Indonesia.


         The following maps indicate the location of the Irian Jaya (Papua) province in which we operate; the location of our Contracts of Work areas within the Irian Jaya (Papua) province; and the infrastructure of our Contracts of Work project area.



                               [MAP APPEARS HERE]

                               [MAP APPEARS HERE]

                               [MAP APPEARS HERE]

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




         Pro-independence movements in certain areas also have become more prominent, especially in the province of Aceh, and to a lesser extent in Irian Jaya (Papua). The area surrounding our mining development is sparsely populated by local people and former residents of more populous areas of Indonesia, some of whom have resettled in

Irian Jaya (Papua) under the Government of Indonesia's transmigration program. A segment of the local population is opposing Indonesian rule over Irian Jaya (Papua), and several separatist groups have sought political independence for the province. Moreover, in Irian Jaya (Papua), there have been sporadic attacks on civilians by separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military.



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


         PT Freeport Indonesia's Contract of Work covers both Block A, which was first included in a 1967 Contract of Work that was replaced by a new Contract of Work in 1991, and Block B, to which we gained rights in 1991. The initial term of our Contract of Work expires in December 2021 but we can extend it for two 10-year periods subject to Indonesian government approval, which cannot be withheld or delayed unreasonably. We originally had the rights to explore 6.5 million acres in Block B, but pursuant to the Contract of Work we have only retained the rights to 0.5 million acres, which we believe, following significant geological assessment, contain the most promising exploration opportunities.



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



         Because of safety and security issues and uncertainty relating to a possible conflict between our mining and exploration rights in forest areas covered by the Contracts of Work and an Indonesian law enacted in 1999 prohibiting open-pit mining in forest preservation areas, we have requested and received from the Government of Indonesia formal temporary suspensions of our obligations under the Contracts of Work in all areas outside of Block A. These suspensions are granted for one-year periods and we may seek renewals for one or more additional one-year periods by written request to the Government of Indonesia.


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

ORE RESERVES


         During 2000, additions to the aggregate proven and probable reserves at the Grasberg mining complex totaled approximately 202 million metric tons of ore representing increases of 2.7 billion recoverable pounds of copper and 4.5 million recoverable ounces of gold. Year-end aggregate proven and probable recoverable reserves, net of 2000 production, were 2.51 billion metric tons of ore averaging 1.10 percent copper, 1.04 grams of gold per metric ton and 3.40 grams of silver per metric ton representing 50.9 billion pounds of copper, 63.7 million ounces of gold and 139.6 million ounces of silver. Approximately one-half of the reserve additions are in the Ertsberg Stockwork Zone, an underground deposit contiguous to our existing Deep Ore Zone ore body, with the remainder of the reserve additions being in the Grasberg open pit and underground ore bodies.



         Pursuant to joint venture arrangements between PT Freeport Indonesia and Rio Tinto, Rio Tinto has a 40 percent interest in future production from reserves above those reported at December 31, 1994. Net of Rio Tinto's share, PT Freeport Indonesia's share of proven and probable recoverable copper, gold and silver reserves was 38.9 billion pounds of copper, 50.3 million ounces of gold and 108.5 million ounces of silver as of December 31, 2000. FCX's equity interest in proven and probable recoverable reserves as of December 31, 2000 was
33.4 billion pounds of copper, 43.2 million ounces of gold and 93.2 million ounces of silver. We estimated recoverable reserves using a copper price of $0.90 per pound and a gold price of $300 per ounce. Using a copper price of $0.75 per pound and a gold price of $270 per ounce would have resulted in less than a one percent reduction in our estimated recoverable copper and gold reserves.



         All of our proven and probable reserves lie within Block A. The Grasberg deposit contains the largest single gold reserve and is one of the largest copper reserves of any mine in the world. Aggregate Grasberg open pit and underground proven and probable ore reserves, as of December 31, 2000, are shown below along with those of our other deposits. Reserve calculations were prepared by our employees under the supervision of George MacDonald, Vice President of Exploration for FCX, and were verified by Independent Mining Consultants, Inc., experts in mining, geology and reserve determination. See "Risk Factors." Our current mine plan has been developed and our operations are based on completing the mining of all of our currently designated recoverable reserves before 2041, which would be the expiration of our Contract of Work including two 10-year extensions. Based on proven and probable reserves as of December 31, 2001 and our mine plan as of February 2002, we expect to mine approximately 63 percent of the aggregate proven and probable ore, representing approximately 71 percent of PT Freeport Indonesia's share of recoverable copper reserves and approximately 77 percent of PT Freeport Indonesia's share of recoverable gold reserves, prior to the expiration of the initial term of our Contract of Work in December 2021.

                                                     Proven                                     Probable
                                 ------------------------------------------------  ---------------------------------------
                                                          Average Ore Grade                             Average Ore Grade
                                    Metric Tons     -----------------------------    Metric Tons    ----------------------
                                 of Ore (000s)(a)   Copper       Gold      Silver  of Ore (000s)(a) Copper  Gold    Silver
                                 ----------------   ------       ----      ------  ---------------- ------  ----    ------
                                                     (%)         (g/t)      (g/t)                     (%)   (g/t)    (g/t)
Developed and producing
  reserves:
  Grasberg open pit                   309,681        1.10        1.56        2.32     771,124        0.95    1.06     2.32
  Deep Ore Zone                        80,759        1.29        0.87        6.77     104,717        1.11    0.79     5.09
  Intermediate Ore Zone                11,237        1.11        0.43        8.32       4,552        1.04    0.40     6.37

Undeveloped reserves:
  Grasberg underground                113,107        1.17        1.06        2.78     629,926        1.08    0.75     2.77
  Kucing Liar                          29,309        1.39        1.00        4.31     291,148        1.42    1.45     5.40
  Big Gossan                               --          --          --          --      37,349        2.69    1.02    16.42
  Ertsberg Stockwork Zone              21,469        0.58        0.84        1.84      79,262        0.55    0.80     1.73
  Dom                                      --          --          --          --      30,892        1.67    0.42     9.63
                                      -------                                       ---------
    Total                             565,562        1.12        1.21        3.00   1,948,970        1.08    0.97     3.35
                                      =======                                       =========
                                      Total
                                  ----------------
                                    Metric Tons
                                  of Ore (000s)(a)
                                  ----------------
Developed and producing
  reserves:
  Grasberg open pit                1,080,805
  Deep Ore Zone                      185,476
  Intermediate Ore Zone               15,789

Undeveloped reserves:
  Grasberg underground               743,033
  Kucing Liar                        320,457
  Big Gossan                          37,349
  Ertsberg Stockwork Zone            100,731
  Dom                                 30,892
                                   ---------
    Total                          2,514,532
                                   =========



                                                                                  Proven and Probable
                                                   Mill Recoveries (%)          Recoverable Reservesb
                                               -------------------------     -------------------------------
                                               Copper    Gold     Silver      Copper      Gold      Silver
                                               ------    ----     ------     ---------  ---------  ---------
                                                                             (Billions  (Millions  (Millions
                                                                              of Lbs.)   of Ozs.)   of Ozs.)
Developed and producing reserves:
    Grasberg open pit                            85.0     79.1      63.8         19.3      32.0       40.3
    Deep Ore Zone                                90.0     83.7      67.5          4.2       4.0       18.4
    Intermediate Ore Zone                        90.0     83.7      67.5          0.3       0.1        2.1
Undeveloped reserves:
    Grasberg underground                         87.4     76.9      68.3         15.1      14.1       35.5
    Kucing Liar                                  85.0     73.1      59.5          8.2      10.3       25.5
    Big Gossan                                   85.0     79.1      63.8          1.8       0.9        9.9
    Ertsberg Stockwork Zone                      89.0     78.0      71.0          1.1       2.0        3.2
    Dom                                          82.6     75.2      62.0          0.9       0.3        4.7
                                                                               ------     -----     ------
     Total                                                                       50.9      63.7      139.6
                                                                               ======     =====     ======

PT Freeport Indonesia's share                                                    38.9      50.3      108.5
                                                                               ======     =====     ======
FCX's equity share                                                               33.4      43.2       93.2
                                                                               ======     =====     ======



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



                                                           Spacing                             Average Distance
                                                         (in meters)                             (in meters)
                                                  ------------------------                 -------------------------
                                                  Surface      Underground                                  Between
                                                  Drilling     (& Surface)    Drilling     To Nearest    Drill Holes
        Deposit               Mining Unit          Grids       Drill Fans      Method        Sample      (less than)
        -------               -----------         --------     -----------    --------     ----------    -----------
Grasberg                       Open Pit              50            75           core           45             89
Grasberg                       Block Cave            -             100          core           46             92
Deep Ore Zone                  Block Cave            -             50           core           13             25
Intermediate Ore Zone          Block Cave            -             50           core           13             25
Ertsberg Stockwork Zone        Block Cave           100            50           core           26             52
Mill Level Zone                Sublevel Cave         -             50           core           20             40
Kucing Liar                    Block Cave            -             75           core           36             72
Big Gossan                     Open Stope           100            50           core           22             45
Dom                            Open Pit              -             50           core           25             50
Dom                            Block Cave            -             50           core           26             52


MINING OPERATIONS


         We and our predecessors have conducted exploration and mining operations in Block A since 1967 and have been the only operator of those operations. Following are descriptions of ore mines in production, ore mines in development and our ore bodies.



         Mines in Production. We currently have three mines in operation: the Grasberg open pit, the Intermediate Ore Zone and the Deep Ore Zone. As of December 31, 2000, our capital expenditures incurred to date for our mining operations in Indonesia totaled $4.4 billion. Our mine development, expansion and infrastructure capital expenditures totaled $61.0 million in 2000, $56.8 million in 1999 and $131.4 million in 1998. Expenditures in 1998 primarily related to our fourth concentrator mill expansion and expenditures in 1999 and 2000 primarily related to development of the Deep Ore Zone ore body. We began open-pit mining of the Grasberg ore body in January 1990. Production is at the 3,600- to 4,250-meter elevation level and totaled 76.8 million metric tons of ore in 2000, which provided 91 percent of our mill feed. The underground Grasberg reserves will be mined near the end of open-pit mining, which is expected to continue until approximately 2015.


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



         Mines in Development. Four other significant ore bodies, referred to as the Dom, Big Gossan, Kucing Liar and the newly discovered Ertsberg Stockwork Zone are located in Block A. These ore bodies are at various stages of development, and are included in our proven and probable reserves. We incurred less than $10 million for mine development, expansion and infrastructure capital expenditures related to these ore bodies during the last three years. See "Risk Factors."


         The Dom ore body lies approximately 1,500 meters southeast of the depleted Ertsberg open-pit deposit. We completed pre-production development at the Dom, including all maintenance, warehouse and service facilities, just as Grasberg began open-pit production in 1990. We have deferred production at the Dom ore body and may not begin until after completion of open-pit mining.


         The Big Gossan ore body is located approximately 1,000 meters southwest of the original Ertsberg open-pit deposit. We began the initial underground development of the ore body in 1993 when we drove tunnels from the mill area into the ore zone at the 2,900-meter elevation level. As of February 2002, we expected to use a variety of stoping methods to mine the deposit, and planned to complete a detailed feasibility study in 2002 to determine when to begin production.


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



         The following map, which encompasses an area of approximately 42 square kilometers (approximately 16 square miles), indicates the relative positions and sizes of our reported reserve ore bodies and the location of our mines.

                               [MAP APPEARS HERE]

         The following diagram indicates the relative elevations (in meters) of our reported reserve ore bodies:



 [DIAGRAM APPEARS HERE INDICATING THE RELATIVE ELEVATIONS OF RESERVE ORE BODIES]



         The following chart illustrates our plans as of February 2002 for sequencing and producing each of our ore bodies and the years in which production of each ore body will begin and end, based on proven and probable reserves as of December 31, 2001. Our mine plan is subject to change based on a number of factors, including the results of our exploration efforts.



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



         During 2000, we mined an average of 671,000 metric tons of material per day, including ore and overburden. We expected to mine approximately 685,000 metric tons of material per day in 2001 and, in fact, did mine an average of 684,800 metric tons of material per day in 2001. We do not require any additional approvals for higher rates. The following chart illustrates our aggregate mill capacity, aggregate permitted mill capacity and projected milling rates as of February 2002, based on proven and probable reserves as of December 31, 2001. The decline in milling rates in 2015 reflects the expected completion date of open-pit mining at the Grasberg ore body. We are continuing to develop our mine plans to optimize production levels and to offset the anticipated decline in 2015.

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



         The following is the projected aggregate capital expenditures (in millions) required to reach full production capacity for each of our undeveloped ore bodies based on our mine plan as of February 2002 and proven and probable reserves as of December 31, 2001. Actual costs could differ materially from these estimates as most of the expenditures will not be incurred for several years. In addition, these costs will be shared with Rio Tinto in accordance with our joint venture agreement.



                 Grasberg block cave                                  $950
                 Kucing Liar block cave                                700
                 Dom block cave                                        200
                 Big Gossan                                            150
                 Ertsberg Stockwork Zone block cave                    100
                 Dom open pit                                           40
                 Mill Level Zone sublevel cave                          30
                                                                    ------
                 Total                                              $2,170
                                                                    ======


EXPLORATION


         As a result of our joint venture arrangements, Rio Tinto pays for 40 percent of our exploration and drilling costs in Irian Jaya (Papua). The joint ventures' 2001 exploration budget totaled approximately $10 million and, in 2001, the joint ventures incurred total exploration costs of $14.4 million. We continue drilling in Block A to better define the ore bodies at Kucing Liar (as discussed above), Grasberg Underground, the underground Ertsberg Stockwork Zone and a newly defined surface target called Guru Ridge. One rig continues to drill between the Kucing Liar reserve and the Grasberg Underground reserve and indicates positive results for continuity of mineralization. Several rigs drilled from the Deep Ore Zone mine into the Ertsberg Stockwork Zone to define its extent. Several more rigs conducted drilling on the Guru Ridge surface target which lies 2,000 meters east of the original Ertsberg open-pit mine.

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


         Field exploration activities in Block B, which includes the Wabu Ridge gold prospect, as well as in the other Contract of Work areas of Eastern Minerals and PT Nabire Bakti Mining have been temporarily suspended. The suspension is due to safety and security issues and uncertainty relating to a possible conflict between our mining and exploration rights in forest areas covered by the Contracts of Work and an Indonesian law enacted in 1999 prohibiting open-pit mining in forest preservation areas. All of these areas are outside of our current mining operations area.


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


         Our production results for the last three years are as follows:



                                               Years Ended December 31,             Percentage Change
                                              -----------------------------      ---------------------------
                                              2000         1999        1998      1999 to 2000   1998 to 1999
                                              ----         ----        ----      ------------   ------------
Mill throughput (metric tons of ore per
    day)                                      223,500     220,700     196,400         1%             12%
Copper production, net to PT Freeport
    Indonesia (000 pounds)                  1,388,100   1,428,100   1,427,300        (3)%            --
Gold production, net to PT Freeport
    Indonesia (ounces)                      1,899,500   2,379,100   2,227,700       (20)%             7%
Average net cash production costs per
    pound of coppera                       $     0.23  $     0.09  $     0.11       156%            (18)%


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


         Gold production in 2000 declined primarily because of lower ore grades. We expected gold production to improve in 2001 and, in fact, gold production did increase 39% in 2001 primarily because of higher ore grades. Average net cash production costs per pound of copper were higher in 2000 because of lower credits from gold sales and because of higher mine maintenance and energy costs. For more information regarding our operating and financial results, see our Annual Report incorporated herein by reference as part of "Item 6. Selected Financial Data" and "Items 7. and 7A. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk."


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



         We had commitments, including commitments from Atlantic Copper and PT Smelting, for essentially all of our estimated 2001 production at market prices. We expected our share of sales for 2001 to approximate 1.4 billion pounds of copper and 2.4 million ounces of gold and, in fact, our share of sales approximated 1.4 billion pounds of copper and 2.6 million ounces of gold in 2001. Our projected share of 2001 copper and gold sales reflected the expectation of higher average mill throughput rates than in 2000 and higher gold grades and, in fact, our average mill throughput rates and gold grades were higher than in 2000. See "Risk Factors."



         PT Freeport Indonesia has a long-term contract through 2007 to provide Atlantic Copper with approximately 60 percent of its copper concentrate requirements at market prices. PT Freeport Indonesia's agreement with PT Smelting provides for the supply of 100 percent of the copper concentrate requirements necessary to reach the Gresik smelter's design capacity and substantially all of any incremental copper concentrate requirements that may be needed in excess of that amount. For the first 15 years of PT Smelting's operations, the treatment and refining charges on the majority of the concentrate PT Freeport Indonesia supplies will not fall below a specified minimum rate, currently $0.23 per pound, the rate for 2000. We expected the specified minimum rate for 2001 to be $0.23 per pound and, in fact, this rate was $0.23 per pound in 2001. We anticipate that PT Freeport Indonesia will sell approximately 50 percent of its annual concentrate production to Atlantic Copper and PT Smelting. A recap of PT Freeport Indonesia's aggregate percentage concentrate sales to its affiliates and to other parties for the last three years are as follows:



                                                    2001            2000        1999
                                                    ----            ----        ----
                PT Smelting                          28%             25%         17%
                Atlantic Copper                      23%             22%         23%
                Other parties                        49%             53%         60%
                                                    ---             ---         ---
                                                    100%            100%        100%
                                                    ===             ===         ===


INVESTMENT IN SMELTERS


         Our investment in smelters (Atlantic Copper and PT Smelting) serves an important role in our concentrate marketing strategy. Approximately one-half of PT Freeport Indonesia's concentrate production is sold to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder is sold to other customers.



         Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and income to Atlantic Copper and PT Smelting. However, because we have integrated our upstream (mining and milling) and downstream (smelting and refining) operations, we are able to achieve operating hedges which substantially offset the effect of changes in treatment charges for smelting and refining PT Freeport Indonesia's copper concentrates. For example, while low smelting and refining charges will adversely affect the operating results of Atlantic Copper and PT Smelting, low charges will benefit the operating results of PT Freeport Indonesia's mining operations.



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



         We contributed $40.0 million to Atlantic Copper in December 1999 and an additional $32.4 million during 2000. The funds are intended to strengthen Atlantic Copper's financial structure during this period of extremely low treatment and refining charge rates. Our total investment in Atlantic Copper through December 31, 2000 totaled $212.3 million.

PT SMELTING


         PT Freeport Indonesia owns 25 percent of PT Smelting. PT Smelting temporarily shut down its smelter, as planned, at the end of March 2000 for the tie-in of a new third anode furnace as well as for planned maintenance. The smelter restarted at the end of April and during the third quarter of 2000 achieved its goal of reaching full design capacity of 200,000 metric tons of copper per year. During 2000, PT Smelting treated 582,200 metric tons of concentrate and produced 173,800 metric tons of new copper anodes. PT Smelting has no present plans to expand its treatment capacity and has experienced no material operating problems. We are not aware of any potential material environmental liabilities at PT Smelting.



         In 1999, its first full year of operations, PT Smelting treated 436,000 metric tons of concentrate and produced 126.7 metric tons of new copper anodes. PT Smelting is a joint venture among PT Freeport Indonesia, Mitsubishi Materials Corporation, Mitsubishi Corporation and Nippon Mining & Metals Co., Ltd., which own 25 percent, 60.5 percent, 9.5 percent and 5 percent, respectively, of the outstanding PT Smelting common stock. PT Freeport Indonesia is providing nearly all of PT Smelting's copper concentrate requirements. PT Freeport Indonesia agreed to assign its earnings in PT Smelting to support a 13 percent cumulative annual return to the other owners for the first 20 years of operations. PT Freeport Indonesia's total investment in PT Smelting through December 31, 2000 totaled $96.4 million.


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

SOCIAL DEVELOPMENT AND HUMAN RIGHTS

         We have a social and human rights policy to ensure that we operate in compliance with the laws in the areas of our operations, and in a manner that respects basic human rights and the culture of the people who are indigenous to the area. We continue to incur significant costs on social and cultural activities, primarily in Irian Jaya (Papua). These activities include:


         o        comprehensive job training programs;

         o        basic education programs;

         o several public health programs, including extensive malaria control;

         o        agricultural assistance programs;

         o a business incubator program to encourage the local people to establish their own small scale businesses;

         o        cultural preservation programs; and

         o        charitable donations.


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


         Mining operations on the scale of our operations in Papua involve significant environmental challenges, primarily related to the disposition of tailings, which are the crushed and ground rock material resulting from the physical separation of commercially valuable minerals from the ore. We have comprehensive, ongoing environmental monitoring and management plans for the disposal of tailings resulting from our milling operations, which have been approved by the Government of Indonesia. Pursuant to these plans, we manage and monitor the impact of our tailings disposal on the ecosystem of the Ajkwa River and the ecosystems of adjoining water bodies and the surrounding coastal areas. In 1997, we completed an engineered levee system to minimize the impact of the tailings through a controlled deposition area located on a portion of the flood plain of the Ajkwa River. We will revegetate and reclaim the deposition area when our mining operations are completed.



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

         We have environmental approvals from the Government of Indonesia to expand our milling rate up to a maximum of 300,000 metric tons of ore per day. In 2000, we averaged 223,500 metric tons of ore per day. We expected to average 235,000 metric tons of ore per day in 2001 and, in fact, we averaged 237,800 metric tons of ore per day in 2001.



         The cost of complying with environmental laws is a fundamental cost of our business. We incurred environmental capital expenditures and other environmental costs totaling $106.1 million in 2000, $73.3 million in 1999 and $111.5 million in 1998, including tailings management levee maintenance and mine reclamation. We expected to incur approximately $47 million of environmental capital expenditures in 2001 and, in fact, we incurred $78.2 million in environmental capital expenditures and other environmental costs in 2001. These environmental capital expenditures were part of our $190.0 million overall 2001 capital expenditure budget.



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



         Our ultimate reclamation and closure activities will be determined after consultation with the Indonesian government, affected local residents and other affected parties. Thus, we cannot currently project with precision the ultimate amount of reclamation and closure costs we will incur. Our best estimate at this time is that PT Freeport Indonesia's total reclamation and closure costs may require in excess of $100 million but are not expected to exceed $150 million. Estimates of reclamation and closure costs involve complex issues requiring integrated assessments over a period of many years and are subject to revision over time as we perform more complete studies. Some reclamation costs will be incurred during mining activities, while most closure costs and the remaining reclamation costs will be incurred at the end of our mining activities, which are currently estimated to continue for more than 30 years. We had $19.2 million accrued on a unit-of-production basis at December 31, 2000 for mine closure and reclamation costs.



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



         In 1996, we began contributing approximately $0.6 million annually to a cash fund ($2.5 million balance at December 31, 2000) designed to accumulate at least $100 million by the end of our Indonesian mining activities. The amount of our annual contribution to the cash fund is adjusted once every five years. We plan to use this fund, including accrued interest, to pay for mine closure and reclamation costs. Any incremental costs in excess of the $100 million fund are expected to be incurred throughout the life of the mine and would be funded by operational cash flow or the sale of assets, as needed. An increasing emphasis on environmental issues and future changes in regulations could require us to incur additional costs that would be charged against future operations. Estimates involving environmental matters are by their nature imprecise and changes in government regulations, operations, technology and inflation could require us to revise them over time.



         In 1998, a court in Huelva, Spain found an employee of Atlantic Copper guilty of a criminal offense against the environment in connection with Atlantic Copper's transportation and use of weak acid and spent electrolyte at a facility owned and operated by Minas de Rio Tinto, S.A.L. The court fined the employee approximately $48,000. The Huelva court ruling did not prohibit Atlantic Copper's Huelva complex from continuing to engage in these operations. Moreover, Atlantic Copper's weak acid and spent electrolyte transport and use operations have been authorized by Spanish environmental regulators. In response to the Huelva court decision, Atlantic Copper has voluntarily constructed an on-site plant for the treatment of weak acid and recycling of spent electrolyte.


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

WANAGON OVERBURDEN STOCKPILE SLIPPAGE


         On May 4, 2000, a slippage occurred in the overburden waste stockpile at the Wanagon basin following a period of excessive rainfall, causing a wave of water and material to overflow from the basin. Four employees of a contractor to PT Freeport Indonesia were working in the area and perished. Contained within the mud were the treatment solids from the lime precipitation of acid rock drainage, which then entered the tailings river system near the village of Banti. PT Freeport Indonesia charged $2.9 million to its second-quarter 2000 production costs, primarily for assets lost as a result of the incident. In addition, we incurred environmental costs for overburden disposition, stockpile stabilization, laboratory testing and consulting studies relating to the Wanagon overburden waste stockpile.



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



         Indonesia continues to face political and economic uncertainties, including separatist movements and civil and religious strife in a number of provinces. In particular, social, economic and political instability in the province of Irian Jaya (Papua), where our mining operations are located, could have a material adverse impact on us if this instability results in damage to our property or interruption of our activities.



         With the approval of the Indonesian government, we have temporarily suspended our field exploration activities outside of Block A due to safety and security issues and uncertainty relating to a possible conflict between our mining and exploration rights in forest areas covered by the Contracts of Work and an Indonesian law enacted in 1999 prohibiting open-pit mining in forest preservation areas.

         In August 1998, we suspended operations for three days at our Grasberg mine in response to a wildcat work stoppage (not authorized by the workers' union) by a group of workers, a majority of whom were employees of our contractors. The workers cited employment issues as the reasons for their work stoppage. In March 1996, local people engaged in acts of vandalism that caused approximately $3.0 million of damages to our property and caused us to close the Grasberg mine and mill for three days as a precautionary measure.



         Several separatist groups are opposing Indonesian rule over Irian Jaya (Papua) and have sought political independence for the province. In response to the demands for political independence from Indonesia, new regional autonomy laws became effective January 1, 2001. However, the manner in which these new autonomy laws will be implemented and the degree of political and economic autonomy that is being provided to individual provinces, including Irian Jaya (Papua), is uncertain and is a current issue in Indonesian politics. Moreover, in Irian Jaya (Papua), there have been sporadic attacks on civilians by separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military.



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



         Our guarantee of a $253.4 million bank loan to Nusamba, which is discussed below, also matures in 2002. We are working on a plan to coordinate any payment that might be required as a result of our guarantee with the extension of the maturity of amounts due under the $1 billion bank facility. In addition, we have maturities of senior notes and redeemable preferred stock in 2003 totaling approximately $400 million, based on year-end 2000 gold and silver prices. Because of the economic and political issues affecting Indonesia, our current ability to obtain capital is limited.






WE HAVE GUARANTEED AN OBLIGATION OF AN INDONESIAN ENTITY, AND HAVE LENT FUNDS TO THE ENTITY, AND THE ENTITY MAY NOT BE ABLE TO PAY ITS DEBTS.



         In 1997, we guaranteed a $253.4 million loan from a syndicate of commercial banks, including JPMorgan Chase Bank as agent, to PT Nusamba Mineral Industri. Nusamba, an Indonesian company, used the loan proceeds plus $61.6 million of cash, for a total of $315.0 million, to purchase stock in PT Indocopper Investama, a company whose only significant assets are 9.36 percent of PT Freeport Indonesia's stock and 10.0 percent of Eastern Minerals' stock. Nusamba owns approximately 51 percent of PT Indocopper Investama's stock and we own approximately 49 percent. We guaranteed the Nusamba loan for the purpose of continuing minority Indonesian ownership in our principal operating subsidiary, PT Freeport Indonesia. Nusamba acquired the ownership interest from our previous Indonesian partner to whom we sold the interest in 1991 to satisfy the Indonesian ownership requirements in our Contract of Work. Those requirements were relaxed in 1997, but, at the time of the Nusamba transaction, we believed that it was prudent and in our best interests to facilitate the continuation of Indonesian ownership, although no longer legally required. Except for Nusamba's indirect ownership of PT Freeport Indonesia stock, we have no ownership interest in, or contractual relationships with, Nusamba.



         The loan is secured by a pledge of the PT Indocopper Investama stock owned by Nusamba and is due in March 2002. We also agreed to lend Nusamba any amounts necessary to cover shortfalls between the interest payments on the loan and dividends received by Nusamba on the PT Indocopper Investama stock. At December 31, 2000, we had loaned Nusamba $56.1 million, also due in March 2002, for this purpose.



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



         Our ability to make payments on and to refinance our debt depends on our ability to generate sufficient cash flow. This, to a significant extent, is subject to commodity prices and general economic, financial, regulatory, political and other factors that are beyond our control. In addition, our ability to borrow funds in the future to service our debt will depend on our meeting the financial covenants in our bank credit facilities and other debt agreements we may have in the future. Future borrowings may not be available to us under our bank credit facilities or otherwise in amounts sufficient to enable us to pay our debt or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before maturity. Any inability to generate sufficient cash flow or refinance our debt on favorable terms could have a material adverse effect on our financial condition.



         Political and economic conditions in Indonesia have had a negative effect on our credit ratings. The major credit rating agencies have generally had a policy of limiting the credit ratings of companies with operations limited to a particular country to the credit rating for the sovereign debt of that country. As of February 2002, the sovereign credit ratings of Indonesia were B3 by Moody's Investors Service and CCC by Standard & Poor's and our credit ratings on our senior unsecured debt were B3 by Moody's Investors Service and CCC by Standard & Poor's. Our current credit ratings have an impact on the availability and cost of capital to us.


OUR MINING OPERATIONS CREATE DIFFICULT AND COSTLY ENVIRONMENTAL CHALLENGES, AND FUTURE CHANGES IN ENVIRONMENTAL LAWS, OR UNANTICIPATED ENVIRONMENTAL IMPACTS FROM OUR OPERATIONS, COULD REQUIRE US TO INCUR INCREASED COSTS.


         Mining operations on the scale of our operations in Irian Jaya (Papua) involve significant environmental challenges. Our primary challenge is to dispose of the large amount of crushed and ground rock material, called tailings, that results from the process by which we physically separate the copper, gold and silver from the ore that we mine. Under our tailings management plan, the river system near our mine transports the tailings to the lowlands where deposits of the tailings and natural sediments are controlled through a levee system for future revegetation and reclamation. We incurred costs of $8.2 million in 2000, $11.7 million in 1999 and $8.0 million in 1998 for our tailings management plan.



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



THE VOLUME AND GRADE OF THE RESERVES WE RECOVER AND OUR RATES OF PRODUCTION MAY BE MORE OR LESS THAN ANTICIPATED. IN ADDITION, WE MAY BE UNABLE TO COMPLETE THE MINING OF ALL OF OUR RESERVES PRIOR TO THE EXPIRATION OF THE INITIAL TERM OF OUR CONTRACT OF WORK.



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



         All of our current proven and probable reserves, including the Grasberg deposit, are located in Block A. The initial term of our Contract of Work covering Block A expires at the end of 2021. We can extend this term for two successive 10-year periods, subject to the approval of the Indonesian government, which cannot be withheld or delayed unreasonably. Our reserve amounts reflect our estimates of the reserves that can be recovered before 2041 (i.e., before the expiration of the two 10-year extensions) and our current mine plan has been developed and our operations are based on our receiving the two 10-year extensions. As a result, we do not anticipate the mining of all of our reserves prior to the end of 2021 based on our current mine plan, and there can be no assurance that the Indonesian government will approve the extensions. Based on proven and probable reserves as of December 31, 2001 and our mine plan as of February 2002, we expect to mine approximately 63 percent of the aggregate proven and probable ore, representing approximately 71 percent of PT Freeport Indonesia's share of recoverable copper reserves and approximately 77 percent of PT Freeport Indonesia's share of recoverable gold reserves, prior to the expiration of the initial term of our Contract of Work in December 2021.


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



         World metal prices for copper have historically fluctuated widely and are affected by numerous factors beyond our control, including:

         o the strength of the United States economy and the economies of other industrialized and developing nations;

         o available supplies of copper from mine production and inventories;

         o        sales by holders and producers of copper;

         o        demand for industrial products containing copper; and

         o        speculation.



         World gold prices have also historically fluctuated widely and are affected by numerous factors beyond our control, including:

         o the strength of the United States economy and the economies of other industrialized and developing nations;

         o        global or regional political or economic crises;

         o the relative strength of the United States dollar and other currencies;

         o        expectations with respect to the rate of inflation;

         o        interest rates;

         o        sales of gold by central banks and other holders;

         o        demand for jewelry containing gold; and

         o        speculation.



         Any material decrease in market prices of copper or gold would have a material adverse impact on our results of operations and financial condition.



IN ADDITION TO THE USUAL RISKS ENCOUNTERED IN THE MINING INDUSTRY, WE FACE ADDITIONAL RISKS BECAUSE OUR OPERATIONS ARE LOCATED AN DIFFICULT TERRAIN IN A VERY REMOTE AREA OF THE WORLD.



         Our mining operations are located in steeply mountainous terrain in a very remote area in Indonesia. These conditions have required us to overcome special engineering difficulties and to develop extensive infrastructure facilities. In addition, the area receives considerable rainfall, which has led to periodic floods and mud slides. The mine site is also in an active seismic area and has experienced earth tremors from time to time. In addition to these special risks, we are also subject to the usual risks associated with the mining industry, such as the risk of encountering unexpected geological conditions that may result in cave-ins and flooding of mine areas. Our insurance coverages may not be sufficient to cover an unexpected natural or operating disaster. Moreover, our insurance policies do not provide coverage for damages and losses caused by war.



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.


         Certain information as of March 1, 2001 about our executive officers, including their position or office with Freeport-McMoRan Copper & Gold Inc.
(FCX), PT Freeport Indonesia and Atlantic Copper, is set forth in the following table and accompanying text:




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




W. Russell King has served as Senior Vice President of FCX since July 1994. Mr. King served as Senior Vice President of Freeport-McMoRan Inc. from November 1993 to December 1997.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         The information set forth under the captions "FCX Class A Common Shares," "FCX Class B Common Shares" and "Common Share Dividends," on the inside back cover of our 2000 Annual Report is incorporated herein by reference. As of March 15, 2001, there were 6,253 and 10,457 holders of record of our Class A and Class B common stock, respectively.


ITEM 6.  SELECTED FINANCIAL DATA.


         The information set forth under the caption "Selected Financial and Operating Data" of our Annual Report is incorporated herein by reference.


                                                          Years Ended December 31,
                                          --------------------------------------------------------
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


         The information set forth under the caption "Management's Discussion and Analysis" of our 2000 Annual Report as well as the "Working Toward Sustainable Development" report set forth in our 2000 Annual Report are incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         Our financial statements and the notes thereto, the report thereon of Arthur Andersen LLP, and the report of management, each as set forth in our 2000 Annual Report, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III

ITEMS 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         The information set forth under the caption "Information About Nominees and Directors" of our Proxy Statement submitted to our stockholders in connection with our 2001 Annual Meeting held on May 3, 2001 is incorporated herein by reference.

ITEMS 11.  EXECUTIVE COMPENSATION.


         The information set forth under the captions "Director Compensation" and "Executive Officer Compensation" of our Proxy Statement submitted to our stockholders in connection with our 2001 Annual Meeting held on May 3, 2001 is incorporated herein by reference.


ITEMS 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The information set forth under the captions "Stock Ownership of Directors and Executive Officers" and "Stock Ownership of Certain Beneficial Owners" of our Proxy Statement submitted to our stockholders in connection with our 2001 Annual Meeting held on May 3, 2001 is incorporated herein by reference.


ITEMS 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         The information set forth under the caption "Certain Transactions" of our Proxy Statement submitted to our stockholders in connection with our 2001 Annual Meeting held on May 3, 2001 is incorporated herein by reference.


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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2002.


                                       FREEPORT-MCMORAN COPPER & GOLD INC.




                                       By:      /s/Richard C. Adkerson
                                          --------------------------------------
                                               Richard C. Adkerson
                                                   President and
                                               Chief Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed by the following persons on behalf of the registrant in the capacities indicated on March 8, 2002.




                      *                                   Chairman of the Board,
--------------------------------------------              Chief Executive Officer and
              James R. Moffett                            Director (Principal
                                                          Executive Officer)

                      *                                   Vice Chairman of the
--------------------------------------------              Board and Director
              B. M. Rankin, Jr.

           /s/Richard C. Adkerson                         President and Chief
--------------------------------------------              Financial Officer
             Richard C. Adkerson                          (Principal Financial
                                                          Officer)

                      *                                   Vice President and
--------------------------------------------              Controller-Financial Reporting
           C. Donald Whitmire, Jr.                        (Principal Accounting Officer)

                      *                                   Director
--------------------------------------------
           Robert J. Allison, Jr.

                      *                                   Director
--------------------------------------------
             Robert W. Bruce III

                      *                                   Director
--------------------------------------------
              R. Leigh Clifford

                      *                                   Director
--------------------------------------------
                Robert A. Day

                      *                                   Director
--------------------------------------------
               Gerald J. Ford

                      *                                   Director
--------------------------------------------
            H. Devon Graham, Jr.

                                                          Director
--------------------------------------------
                Steven Green


                      *                                   Director
--------------------------------------------
           Oscar Y. L. Groeneveld

                      *                                   Director
--------------------------------------------
             J. Bennett Johnston

                      *                                   Director
--------------------------------------------
              Bobby Lee Lackey

                      *                                   Director
--------------------------------------------
            Gabrielle K. McDonald

                                                          Director
--------------------------------------------
              J. Stapleton Roy

                      *                                   Director
--------------------------------------------
              J. Taylor Wharton

*By:            /s/Richard C. Adkerson
    ----------------------------------------
                  Richard C. Adkerson
                   Attorney-in-Fact

                       FREEPORT-McMoRan COPPER & GOLD INC.
                          INDEX TO FINANCIAL STATEMENTS


         Our financial statements and the notes thereto and the report of Arthur Andersen LLP appearing in our 2000 Annual Report to stockholders are incorporated herein by reference.


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



                               Arthur Andersen LLP

New Orleans, Louisiana,
  January 18, 2001

                       FREEPORT-McMoRan COPPER & GOLD INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS



                                                                        December 31,
                                                                  ----------   ----------
                                                                     2000         1999
                                                                  ----------   ----------
                                                                       (In Thousands)
Assets:
Cash and cash equivalents                                         $    1,161   $      832
Interest receivable                                                    4,968        7,746
Due from affiliates                                                   20,147       16,862
Notes receivable from PT Freeport Indonesia                          602,306      779,991
Note receivable from Nusamba                                         56, 081       43,702
Investment in PT Freeport Indonesia and PT Indocopper Investama      742,832      824,513
Investment in Atlantic Copper                                        123,124(a)    97,518(b)
Other assets                                                          43,821       41,616
                                                                  ----------   ----------
Total assets                                                      $1,594,440   $1,812,780
                                                                  ==========   ==========
Liabilities and Stockholders' Equity:
Accounts payable and accrued liabilities                          $   20,016   $   23,173
Long-term debt, including current portion                            999,694    1,060,411
Other long-term liabilities                                           26,419           --
Deferred income taxes                                                 35,375       44,809
Redeemable preferred stock                                           475,005      487,507
Stockholders' equity                                                  37,931      196,880
                                                                  ----------   ----------
Total liabilities and stockholders' equity                        $1,594,440   $1,812,780
                                                                  ==========   ==========


                              STATEMENTS OF INCOME


                                                                          Years Ended December 31,
                                                                       -----------------------------------
                                                                         2000         1999         1998
                                                                       ---------    ---------    ---------
                                                                                 (In Thousands)
Income from investment in PT Freeport Indonesia and PT
    Indocopper Investama, net of PT Freeport Indonesia tax provision   $ 178,026    $ 237,606    $ 211,232
Net income (loss) from investment in Atlantic Copper                     (29,906)     (18,982)       4,674
Intercompany charges and eliminations                                     10,200       (4,457)      (7,700)
Exploration expenses                                                      (2,428)      (7,055)      (8,958)
General and administrative expenses                                       (5,744)      (8,643)      (7,082)
Depreciation and amortization                                             (4,704)      (4,468)      (4,384)
Interest expense, net                                                    (82,321)     (76,246)     (66,141)
Interest income on PT Freeport Indonesia notes receivable:
    Promissory notes                                                      17,423       28,461       29,273
    Gold and silver production payment loans                              16,395       17,568       19,212
    8.235% debenture                                                          --           --        8,101
Other income (expense), net                                                   46         (379)       1,326
Provision for income taxes                                               (20,000)     (26,938)     (25,705)
                                                                       ---------    ---------    ---------
Net income                                                                76,987      136,467      153,848
Preferred dividends                                                      (37,487)     (35,680)     (35,531)
                                                                       ---------    ---------    ---------
                                                                       $  39,500    $ 100,787    $ 118,317
                                                                       =========    =========    =========


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

                       FREEPORT-McMoRan COPPER & GOLD INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENTS OF CASH FLOW

                                                                        Years Ended December 31,
                                                                  --------------------------------------
                                                                    2000            1999         1998
                                                                  ---------       ---------    ---------
                                                                                (In Thousands)
Cash flow from operating activities:
Net income                                                        $  76,987       $ 136,467    $ 153,848
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Income from investment in PT Freeport Indonesia and
        PT Indocopper Investama                                    (178,071)       (237,606)    (211,232)
    Deferred income taxes                                            (8,684)         21,976       16,613
    Net (income) loss from investment in Atlantic Copper             29,906          18,982       (4,674)
    Elimination of intercompany profit                              (10,200)          4,457        7,700
    Dividends received from PT Freeport Indonesia and
        PT Indocopper Investama                                     268,670          18,361       48,832
    Depreciation and amortization                                     4,704           4,468        4,384
Decrease in interest receivable and due from affiliates               2,527           2,888       50,933
Increase (decrease) in accounts payable and accrued liabilities      (4,202)          2,320       (1,699)
Other                                                               (29,505)(a)         752        3,208
                                                                  ---------       ---------    ---------
Net cash provided by (used in) operating activities                 152,132         (26,935)      67,913
                                                                  ---------       ---------    ---------

Cash flow from investing activities:
Investment in Atlantic Copper                                        (3,000)        (40,000)          --
Other                                                                (3,559)         (2,403)      (9,583)
                                                                  ---------       ---------    ---------
Net cash used in investing activities                                (6,559)        (42,403)      (9,583)
                                                                  ---------       ---------    ---------

Cash flow from financing activities: Cash dividends paid:
    Class A common stock                                                 --              --      (14,157)
    Class B common stock                                                 --              --      (21,225)
    Step-up convertible preferred stock                             (24,500)        (24,500)     (24,500)
Mandatory redeemable preferred stock                                (13,213)        (13,520)     (14,657)
Proceeds from debt                                                    9,532         104,673      161,506
Repayment of debt                                                   (70,249)        (11,514)     (19,504)
Partial redemption of preferred stock                               (11,893)        (11,946)          --
Repayment from PT Freeport Indonesia                                177,077          51,946      150,000
Loans to Nusamba                                                    (12,379)        (18,264)     (17,824)
Purchases of FCX common shares                                     (199,945)         (7,921)    (259,213)
Other                                                                   326             414          545
                                                                  ---------       ---------    ---------
Net cash provided by (used in) financing activities                (145,244)         69,368      (59,029)
                                                                  ---------       ---------    ---------
Net increase (decrease) in cash and cash equivalents                    329              30         (699)
Cash and cash equivalents at beginning of year                          832             802        1,501
                                                                  ---------       ---------    ---------
Cash and cash equivalents at end of year                          $   1,161       $     832    $     802
                                                                  =========       =========    =========
Interest paid                                                     $  85,190       $  76,804    $  68,950
                                                                  =========       =========    =========

Taxes paid                                                        $  29,736       $   5,281    $   8,629
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

                       FREEPORT-McMoRan COPPER & GOLD INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                        Col. A           Col. B        Col. C         Col. D            Col. E
                                      ------------   ------------    ----------     -----------       -----------
                                                             Additions
                                                     --------------------------
                                       Balance at     Charged to     Charged to       Other            Balance at
                                       Beginning       Costs and       Other           Add               End of
                                       of Period        Expense       Accounts       (Deduct)            Period
                                      ------------   ------------    ----------     -----------       -----------
                                                                  (In Thousands)
RESERVES AND ALLOWANCES
  DEDUCTED FROM ASSET
  ACCOUNTS:
2000
Materials and supplies
  reserves                            $     18,751   $      6,000    $         --   $    (7,943)(a)   $    16,808
Allowance for uncollectible
  value-added taxes                          5,491             --              --        (5,191)(b)           300
Allowance for uncollectible
  accounts receivable                           --          2,500              --            --             2,500

1999
Materials and supplies
  reserves                                  24,633          1,500              --        (7,382)(a)        18,751
Allowance for uncollectible
  value-added taxes                          5,491             --              --            --             5,491

1998
Materials and supplies
  reserves                                  29,513          3,000              --        (7,880)(a)        24,633
Allowance for uncollectible
  value-added taxes                          3,825            833             833            --             5,491


RECLAMATION AND MINE
    SHUTDOWN RESERVES:
2000
PT Freeport Indonesia                       14,085          5,135              -             --            19,220

1999
PT Freeport Indonesia                        9,229          4,856              -             --            14,085

1998
PT Freeport Indonesia                        5,466          3,763              -             --             9,229

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

2.2 Amendment dated May 31, 1995 to the Rio Tinto Agreement. Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of FTX for the quarter ended June 30, 1995 (the FCX 1995 Second Quarter Form
         10-Q).

2.3      Distribution Agreement dated as of July 5, 1995 between FTX and FCX.
         Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of FTX for the quarter ended September 30, 1995 (the FTX 1995
         Third Quarter Form 10-Q).

3.1 Composite copy of the Certificate of Incorporation of FCX. Incorporated by reference to Exhibit 3.1 to the FCX 1995 Second Quarter Form 10-Q.

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

4.11     Deposit Agreement dated as of July 25, 1994 among FCX, ChaseMellon, as
         Depositary, and holders of depositary receipts (Silver-Denominated
         Depositary Receipts) evidencing certain Depositary Shares, each of which, in turn, initially represents 0.025 shares of Silver-Denominated
         Preferred Stock. Incorporated by reference to Exhibit 4.2 to the Form
         8-A of FCX dated July 15, 1994 .

4.12 Form of Silver-Denominated Depositary Receipt. Incorporated by reference to Exhibit 4.1 to the Form 8-A of FCX dated July 15, 1994.

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

10.29    Supplemental Agreement between FMS and B. M. Rankin, Jr. dated February
         5, 2001. Incorporated by reference to Exhibit 10.29 to the Annual
         Report of FCX on Form 10-K for the year ended December 31, 2000 and filed March 23, 2001 (the FCX 2000 Form 10-K).

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

                       Freeport-McMoRan Copper & Gold Inc.
                                  EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.33    Supplemental Letter Agreement dated May 17, 2000 between FMS and
         Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.35 of the FCX 2000 Second Quarter Form 10-Q.

12.1     FCX Computation of Ratio of Earnings to Fixed Charges.*

13.1 Those portions of the 2000 Annual Report to stockholders of FCX that are incorporated herein by reference.

21.1     Subsidiaries of FCX.*

23.1     Consent of Arthur Andersen LLP.

23.2     Consent of Independent Mining Consultants, Inc.

24.1 Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.*

24.2 Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FCX.*


----------

* Previously filed with Form 10-K for year ended December 31, 2000.