Form 10-Q
period 2002-03-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2002-05-07
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended March 31, 2002



                Commission File Number: 1-9916



              Freeport-McMoRan Copper & Gold Inc.



Incorporated in Delaware                 74-2480931
                             (IRS Employer Identification No.)


      1615 Poydras Street, New Orleans, Louisiana  70112


Registrant's telephone number, including area code: (504) 582-4000





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

On March 31, 2002, there were issued and outstanding 55,567,714 shares of the registrant's Class A Common Stock, par value $0.10 per share, and 88,738,999 shares of its Class B Common Stock, par value $0.10 per share.


               FREEPORT-McMoRan COPPER & GOLD INC.

                        TABLE OF CONTENTS


                                                          Page
Part I.  Financial Information

  Financial Statements:

     Condensed Balance Sheets                               3

     Statements of Operations                               4

     Statements of Cash Flows                               5

     Notes to Financial Statements                          6

  Remarks                                                   8

  Report of Independent Public Accountants                  8

   Management's Discussion and Analysis of Financial
    Condition and Results of Operations                     9

Part II.  Other Information                                20

Signature                                                  22

Exhibit Index                                             E-1

                FREEPORT-McMoRan COPPER & GOLD INC.
                  PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
               CONDENSED BALANCE SHEETS (Unaudited)

                                                March 31,  December 31,
                                                  2002        2001
                                               ----------  ----------
                                                   (In Thousands)
ASSETS
Current assets:
 Cash and cash equivalents                     $    9,371  $    7,587
 Restricted investments                            49,809      49,809
 Accounts receivable                              144,612     118,611
 Inventories                                      352,195     369,188
 Prepaid expenses and other                         5,350       3,075
                                               ----------  ----------
    Total current assets                          561,337     548,270
Property, plant, equipment
 and development costs, net                     3,383,648   3,409,687
Restricted investments                             69,196      92,079
Deferred mining costs                              52,298      47,590
Investment in PT Smelting                          57,001      57,194
Other assets                                       54,402      57,109
                                               ----------  ----------
Total assets                                   $4,177,882  $4,211,929
                                               ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities      $  272,193  $  307,526
 Current portion of long-term debt
  and short-term borrowings                       138,772     205,420
 Unearned customer receipts                        43,275      33,422
 Rio Tinto share of joint venture cash flows       24,394      33,646
 Accrued interest payable                          28,224      31,394
 Accrued income taxes                               8,074      17,019
                                               ----------  ----------
    Total current liabilities                     514,932     628,427
Long-term debt, less current portion:
  FCX and PT Freeport Indonesia credit facilities 564,000     475,371
  Convertible senior notes                        603,750     603,750
  Senior notes                                    450,000     450,000
  Infrastructure asset financings                 345,270     355,970
  Atlantic Copper debt                            186,834     198,089
  Equipment and other loans                        47,072      50,000
Accrued postretirement benefits
 and other liabilities                            119,210     119,404
Deferred income taxes                             668,067     671,015
Minority interests                                 99,557      92,955
Redeemable preferred stock                        462,504     462,504
Stockholders' equity                              116,686     104,444
                                               ----------  ----------
Total liabilities and stockholders' equity     $4,177,882  $4,211,929
                                               ==========  ==========

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
               STATEMENTS OF OPERATIONS (Unaudited)

                                        Three Months Ended
                                             March 31,
                                       --------------------
                                         2002        2001
                                       --------    --------
                                      (In Thousands, Except
                                        Per Share Amounts)
Revenues                               $392,680    $447,087
Cost of sales:
Production and delivery                 234,917     195,614
Depreciation and amortization            53,054      68,129
                                       --------    --------
  Total cost of sales                   287,971     263,743
Exploration expenses                        754       2,051
General and administrative expenses      16,412      14,409
                                       --------    --------
  Total costs and expenses              305,137     280,203
                                       --------    --------
Operating income                         87,543     166,884
Equity in PT Smelting losses               (822)     (1,304)
Interest expense, net                   (44,282)    (48,437)
Other income, net                            36       3,177
                                       --------    --------
Income before income taxes and
     minority interests                  42,475     120,320
Provision for income taxes              (28,814)    (60,615)
Minority interests in net income of
  consolidated subsidiaries              (5,554)    (12,601)
                                       --------    --------
Net income before cumulative effect of
 accounting change                        8,107      47,104
Cumulative effect of
 accounting change, net                  (3,049)       -
                                       --------    --------
Net income                                5,058      47,104
Preferred dividends                      (9,212)     (9,065)
                                       --------    --------
Net income (loss)
 applicable to common stock            $ (4,154)   $ 38,039
                                       ========    ========

Net income (loss) per share of common stock:
     Basic:
     Before accounting change             $(.01)       $.26
     Cumulative effect of
      accounting change                    (.02)          -
                                       --------    --------
     Net income (loss) per
      share of common stock               $(.03)       $.26
                                       ========    ========
     Diluted:
     Before accounting change             $(.01)       $.26
     Cumulative effect of
      accounting change                    (.02)          -
                                       --------    --------
     Net income (loss) per
      share of common stock               $(.03)       $.26
                                       ========    ========


Average common shares outstanding:
     Basic                              144,108     143,906
                                       ========    ========
     Diluted                            144,108     144,728
                                       ========    ========

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
               STATEMENTS OF CASH FLOWS (Unaudited)

                                        Three Months Ended
                                             March 31,
                                       ---------------------
                                         2002         2001
                                       --------    ---------
                                           (In Thousands)
Cash flow from operating activities:
Net income                             $  5,058    $  47,104
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization          53,054       68,129
  Cumulative effect of accounting change  3,049          -
  Deferred income taxes                  12,702       22,784
  Equity in PT Smelting losses              822        1,304
  Minority interests' share of net income 5,554       12,601
  Change in deferred mining costs        (4,708)      (8,384)
  Other                                   5,928          648
  Increases in working capital:
    Accounts receivable                 (24,494)     (38,033)
    Inventories                          15,589        2,015
    Prepaid expenses and other           (2,275)        (402)
    Accounts payable and
     accrued liabilities                (30,534)      15,865
    Rio Tinto share of
     joint venture cash flows            (9,332)     (29,767)
    Accrued income taxes                 (9,666)      11,642
                                       --------    ---------
  Increase in working capital           (60,712)     (38,680)
                                       --------    ---------
Net cash provided by
 operating activities                    20,747      105,506
                                       --------    ---------

Cash flow from investing activities:
PT Freeport Indonesia
 capital expenditures                   (31,001)     (35,872)
Atlantic Copper capital expenditures       (833)      (3,465)
Sale of restricted investments           23,678          -
Other                                      (729)       4,592
                                       --------    ---------
Net cash used in investing activities    (8,885)     (34,745)
                                       --------    ---------

Cash flow from financing activities:
Proceeds from debt                      358,746       68,506
Repayments of debt                     (361,622)    (121,511)
Cash dividends paid on preferred stock   (9,081)      (9,204)
Purchases of FCX common shares              -         (3,436)
Loans to Nusamba                            -         (1,842)
Proceeds from stock option exercises      2,371          145
Financing costs                            (492)         -
                                       --------    ---------
Net cash used in financing activities   (10,078)     (67,342)
                                       --------    ---------
Net increase in cash
 and cash equivalents                     1,784        3,419
Cash and cash equivalents
 at beginning of year                     7,587        7,968
                                       --------    ---------
Cash and cash equivalents
 at end of period                      $  9,371    $  11,387
                                       ========    =========

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                   NOTES TO FINANCIAL STATEMENTS

1.      EARNINGS PER SHARE
Freeport-McMoRan Copper & Gold Inc.'s (FCX) basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the net effect of dilutive stock options and unvested restricted stock. Stock options representing
1.4 million shares and unvested restricted stock representing 0.3 million shares in the first quarter of 2002, that otherwise would have been included in the first-quarter 2002 earnings per share calculation, were excluded because of the net loss reported for the period. Dilutive stock options represented 0.5 million shares and dilutive restricted stock totaled 0.3 million shares in the first quarter of 2001.

     Options with exercise prices greater than the average market price of the common stock during the period were excluded from the computation of diluted net income per share of common stock. This amounted to options for 10.1 million shares (average exercise price of $22.20 per share) in the first quarter of 2002 and options for
11.4 million shares (average exercise price of $21.59 per share) in the first quarter of 2001.

     FCX's convertible preferred stock and its 8 1/4% Convertible Senior Notes issued in August 2001 were not included in the computation of diluted net income per share of common stock because including the conversion of these instruments would have decreased the diluted net loss per share reported in 2002 and increased the diluted net income per share reported in 2001. The preferred stock was convertible into 11.7 million shares of common stock and accrued dividends totaled $6.1 million for each period presented. The senior notes were convertible into 42.2 million shares of common stock and accrued interest totaled $13.0 million for the first quarter of 2002.

2.   ACCOUNTING CHANGE - DEPRECIATION AND AMORTIZATION
Effective January 1, 2002, FCX changed its methodology used in the determination of depreciation associated with PT Freeport Indonesia's (PT-FI) mining and milling life-of-mine assets. Prior to January 1, 2002, PT-FI depreciated mining and milling life-of-mine assets on a composite basis. Total historical capitalized costs and estimated future development costs relating to its developed and undeveloped reserves were depreciated using the unit-of-production method based on total developed and undeveloped proven and probable copper reserves. Estimated future development costs, which are significant, are necessary to develop PT-FI's undeveloped ore bodies and are expected to be incurred over the next 20 to 25 years.

    After considering the inherent uncertainties and subjectivity relating to the long time frame over which these estimated costs would be incurred, and after consultation with the accounting staff of the Securities and Exchange Commission, management decided to revise its depreciation methodology prospectively. Effective January 1, 2002, depreciation for the mining and milling life-of-mine assets excludes consideration of future development costs. Instead, under the new methodology, PT-FI depreciates only the historical capitalized costs of individual producing mines over the related proven and probable copper reserves. Infrastructure and other common costs will continue to be depreciated over total proven and probable copper reserves. The cumulative effect of this change through December 31, 2001, as reflected in FCX's first-quarter 2002 results, reduced net income by $3.0 million, net of taxes and minority interest sharing.

    The effect of the change in depreciation methodology in first-quarter 2002 was to reduce depreciation and amortization expense by $3.8 million, thus increasing net income by $2.0 million, $0.01 per share. On a pro forma basis, the change in depreciation methodology would have reduced first-quarter 2001 depreciation and amortization expense by $13.3 million and increased net income by $6.7 million, $0.05 per share.

3.   INTEREST COST
Interest expense excludes capitalized interest of $3.1 million in the first quarter of 2002 and $2.0 million in the first quarter of 2001.

4.    COMPREHENSIVE INCOME
A recap of FCX's comprehensive income is shown below (in thousands).

                                               Three months
                                              ended March 31,
                                             -----------------
                                              2002      2001
                                             ------    -------
     Net income                              $5,058    $47,104
     Other comprehensive income (loss):
         Cumulative effect of change
          in accounting, no tax effect          -         (982)
         Change in unrealized
          derivatives' fair value
          (net of taxes of $(1.4)
           million and $1.8 million,
           respectively)                      (451)    (14,824)
         Reclass to earnings
          (net of taxes of $0.6 million
           and $(0.2) million, respectively)  1,291        331
                                             ------    -------
     Total Comprehensive Income              $5,898    $31,629
                                             ======    =======

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

                            Mining     Smelting
                             and         and    Eliminations    FCX
                         Exploration   Refining  and Other     Total
                          ----------   --------   --------   ----------
                                        (In Thousands)
First Quarter of 2002
Revenues                  $  269,726a  $199,527   $(76,573)  $  392,680
Production and delivery      130,629    189,479    (85,191)b    234,917
Depreciation
 and amortization             43,522      6,752      2,780       53,054
Exploration expenses             723        -           31          754
General and
 administrative expenses      12,806      1,975      1,631       16,412
                          ----------   --------   --------   ----------
Operating income          $   82,046   $  1,321   $  4,176   $   87,543
                          ==========   ========   ========   ==========
Interest expense, net     $   19,113   $  4,338   $ 20,831   $   44,282
                          ==========   ========   ========   ==========
Provision for income taxes$   20,740   $    -     $  8,074   $   28,814
                          ==========   ========   ========   ==========
Capital expenditures      $   30,488   $    833   $    513   $   31,834
                          ==========   ========   ========   ==========
Total assets              $3,199,014c  $624,911d  $353,957   $4,177,882
                          ==========   ========   ========   ==========

First Quarter of 2001
Revenues                  $  360,046a  $159,126   $(72,085)  $  447,087
Production and delivery      115,102    150,985    (70,473)b    195,614
Depreciation
 and amortization             60,019      6,789      1,321       68,129
Exploration expenses           1,975        -           76        2,051
General and
 administrative expenses      10,775      2,019      1,615       14,409
                          ----------   --------   --------   ----------
Operating income (loss)   $  172,175   $   (667)  $ (4,624)  $  166,884
                          ==========   ========   ========   ==========
Interest expense, net     $   30,514   $  7,146   $ 10,777   $   48,437
                          ==========   ========   ========   ==========
Provision for income taxes$   52,305   $    -     $  8,310   $   60,615
                          ==========   ========   ========   ==========
Capital expenditures      $   35,566   $  3,465   $    306   $   39,337
                          ==========   ========   ========   ==========
Total assets              $3,284,193c  $685,428d  $ (4,367)  $3,965,254
                          ==========   ========   ========   ==========

a.   Includes PT Freeport Indonesia sales to PT Smelting totaling
     $99.2 million in 2002 and $90.6 million in 2001.
b. Includes effect of deferral of intercompany profits on 25 percent of PT Freeport Indonesia's sales to PT Smelting that are still in PT Smelting's inventory at quarter end, totaling $0.6 million in 2002 and $(1.2) million in 2001.
c.   Includes PT Freeport Indonesia's trade receivables with PT
     Smelting totaling $36.1 million at March 31, 2002 and $15.8 million at March 31, 2001.
d.   Includes PT Freeport Indonesia's equity investment in PT
     Smelting totaling $57.0 million at March 31, 2002 and $53.7 million at March 31, 2001.

6.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first three months of 2002 and 2001 was 1.8 to 1 and 3.3 to 1, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

7.   NEW ACCOUNTING STANDARD
In July 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations," which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, we are required to use a cumulative-effect approach, which requires the cumulative effect of adoption to be reflected in earnings as a separate line item - "Cumulative effect of accounting change" - for all existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation. We have begun work on identifying and quantifying our asset retirement obligations in accordance with the new standard, but currently do not expect to adopt the new rules before January 1, 2003.
                      ----------------------
                              Remarks

The information furnished herein should be read in conjunction with FCX's financial statements contained in its 2001 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of
Freeport-McMoRan Copper & Gold Inc.:

     We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware corporation) as of March 31, 2002, and the related statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2001, and the related statements of income, cash flows and stockholders' equity for the year then ended (not presented herein), and, in our report dated February 8, 2002 (except with respect to the payment of the Nusamba loan discussed in Note 2 of the Notes to Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2001, as to which the date is February 27, 2002), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.
                                     ARTHUR ANDERSEN LLP


New Orleans, Louisiana
April 18, 2002

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

OVERVIEW
We operate through our majority-owned subsidiary, PT Freeport Indonesia, and through PT Irja Eastern Minerals (Eastern Minerals) and Atlantic Copper, S.A. (Atlantic Copper), our wholly owned subsidiaries. PT Freeport Indonesia also has a 25 percent interest in PT Smelting, an Indonesian company that operates a copper smelter and refinery in Gresik, Indonesia. In addition to the PT Freeport Indonesia and Eastern Minerals exploration activities, we conduct other mineral exploration activities in Papua (formerly Irian Jaya), Indonesia, pursuant to joint venture and other arrangements. The results of operations reported and summarized below are not necessarily indicative of future operating results.

Increased Ownership in PT Freeport Indonesia. In 1997, PT Nusamba Mineral Industri (Nusamba), an Indonesian company and a subsidiary of PT Nusantara Ampera Bakti, acquired from a third party approximately 51 percent of the capital stock of PT Indocopper Investama. PT Indocopper Investama is an Indonesian company whose only significant assets are its 9.4 percent of PT Freeport Indonesia's common stock and its 10.0 percent of Eastern Minerals' stock. Nusamba paid $61.6 million in cash and financed $253.4 million of the $315.0 million purchase price with a variable-rate commercial loan from a syndicate of commercial banks, including JP Morgan Chase Bank as agent, which was to mature in March 2002. We guaranteed the Nusamba loan for the purpose of continuing minority Indonesian ownership of PT Freeport Indonesia. We also agreed to lend to Nusamba any amounts to cover any shortfalls between the interest payments due on the commercial loan and dividends received by Nusamba from PT Indocopper Investama. We loaned $1.8 million to Nusamba to cover interest shortfalls during the first quarter of 2001.

     In discussions subsequent to December 31, 2001, Nusamba informed us that it did not expect to be able to repay the bank loan or our loan at maturity. On February 27, 2002, we repaid the bank loan as provided for under the terms of our amended credit facilities (see "Amended Bank Credit Facilities" in our "Capital Resources and Liquidity" discussion) and acquired Nusamba's ownership in PT Indocopper Investama. As a result of our payment of the Nusamba bank loan, our balance sheet as of December 31, 2001, includes the following:

  * An additional liability of $253.4 million to reflect the payment of the Nusamba bank loan,
  * A reduction of "other assets" by $61.6 million to reflect the nonpayment of our loan to Nusamba,
  * An increase in deferred income taxes by $4.2 million to reflect tax liabilities relating to our increased equity ownership in PT Freeport Indonesia,
  * A reduction in minority interests by $52.0 million to reflect our increased equity ownership in PT Freeport Indonesia, and
  * An increase in property, plant and equipment of $267.3 million to reflect the cost of the acquisition in excess of the book value of the equity ownership in PT Freeport Indonesia we acquired.

     For 2002, our earnings will reflect an increased ownership interest in PT Freeport Indonesia (90.6 percent compared with 85.9 percent for 2001), which resulted in approximately $1 million of additional net income in the first quarter, net of approximately
$0.7 million of additional intercompany profit deferral for PT Freeport Indonesia's concentrate sales to Atlantic Copper. Interest costs related to the $253.4 million loan under our bank credit facilities totaled $4.2 million. Since June 2001, we had been recognizing an expense for the interest costs we were required to fund under the Nusamba loan guarantee. Additional depreciation and amortization expense for the increase in property, plant and equipment reduced net income by $2.0 milion.

     Summary comparative results for the first-quarter periods follow (in millions, except per share amounts):

                                           First Quarter
                                          ---------------
                                           2002     2001
                                          ------   ------
Revenues                                  $392.7   $447.1
Operating income                            87.5    166.9
Net income (loss) applicable to common
 stock before cumulative effect
 adjustment                                 (1.1)    38.0
Net income (loss) applicable to common
 stock                                      (4.2)    38.0
Diluted net income (loss) per share:
Before cumulative effect adjustment        (0.01)    0.26
Applicable to common stock                 (0.03)    0.26

     Our consolidated revenues include PT Freeport Indonesia's sale of copper concentrates, which also contain significant amounts of gold, and the sale by Atlantic Copper of copper anodes, cathodes, wire and wire rod, and gold in anodes and slimes. Our revenues and net income vary significantly with fluctuations in the market prices of copper and gold and other factors. At various times, in response to market conditions, we have entered into copper and gold price protection contracts for some portion of our expected future mine production to mitigate the risk of adverse price fluctuations. We currently have no copper or gold price protection contracts relating to our mine production. We have outstanding gold-denominated and silver-denominated preferred stock with dividends and redemption amounts determined by commodity prices. Based on PT Freeport Indonesia's projected share of 2002 copper sales (1.5 billion pounds), a $0.01 per pound change in the average price realized would have an approximate $15 million impact on our revenues and an approximate
$8 million impact on our net income. A $5 per ounce change in the average price realized on PT Freeport Indonesia's share of projected 2002 gold sales (2.3 million ounces) would have an approximate $12 million impact on our revenues and an approximate
$6 million impact on our net income.

     Our first-quarter 2002 consolidated revenues reflect lower copper and gold revenues at PT Freeport Indonesia partly offset by higher Atlantic Copper revenues, compared with the first quarter of 2001. Lower revenues from PT Freeport Indonesia during the first quarter of 2002 resulted primarily from declines in sales volumes caused by the mining of lower grade ore, while Atlantic Copper's revenues improved compared with the first quarter of 2001 mainly because of higher gold sales. First-quarter 2002 revenues include net additions of $5.8 million ($3.0 million to net income or $0.02 per share) primarily for adjustments to the fair value of December 31, 2001 embedded derivatives in concentrate sales contracts, compared with net reductions of $2.4 million ($1.2 million to net income or $0.01 per share) to first-quarter 2001 revenues.

     Consolidated cost of sales for 2002 were $24.2 million higher compared with the 2001 quarter largely because of higher sales at Atlantic Copper, partly offset by lower depreciation and amortization expense at PT Freeport Indonesia because of a change in our depreciation methodology (Note 2). Our exploration expenses declined to $0.8 million in the first quarter of 2002 from $2.1 million in the first quarter of 2001 reflecting efforts to reduce costs during periods of continued low commodity prices. General and administrative expenses during the first quarter of 2002 were $2.0 million higher than during the 2001 period. The first quarter of 2002 included a $0.5 million charge for costs of stock appreciation rights caused by an increase in FCX's common stock price and a $0.5 million charge for costs related to a proposal to convert our Class A common stock to our Class B common stock.

     Our effective tax rate for the first quarter of 2002 was 68 percent compared with an effective rate of 50 percent in the first quarter of 2001. The higher effective rate for the first quarter of 2002 primarily reflects the impact of lower income at PT Freeport Indonesia and higher interest costs at our parent company (see "Other Financial Results").

RESULTS OF OPERATIONS
We have two operating segments: "mining and exploration" and "smelting and refining." The mining and exploration segment includes PT Freeport Indonesia's copper and gold mining operations in Indonesia and FCX's Indonesian exploration activities, including those of Eastern Minerals. The smelting and refining segment includes Atlantic Copper's operations in Spain and PT Freeport Indonesia's 25 percent equity investment in PT Smelting. Summary comparative operating income by segment for the first-quarter periods follows (in millions):

                                           First Quarter
                                          ---------------
                                           2002     2001
                                          -----    ------
Mining and exploration                    $82.0    $172.2
Smelting and refining                       1.3      (0.7)
Intercompany eliminations and other         4.2      (4.6)
                                          -----    ------
FCX operating income a                    $87.5    $166.9
                                          =====    ======

a. Profits on PT Freeport Indonesia's sales to Atlantic Copper and 25 percent of PT Freeport Indonesia's sales to PT Smelting are deferred until the final sale to third parties has occurred. Changes in the amount of these deferred profits impacted operating income by $8.9 million in 2002 and $(0.1) million in 2001. Our consolidated quarterly earnings fluctuate depending on the timing and prices of these sales.

MINING AND EXPLORATION
A summary of increases (decreases) in PT Freeport Indonesia revenues between the periods follows (in millions):

                                                        First
                                                       Quarter
                                                       ------
PT Freeport Indonesia revenues - prior year period     $360.0
Increases (decreases):
Sales volumes:
 Copper                                                 (28.6)
 Gold                                                   (80.6)
Price realizations:
 Copper                                                 (10.7)
 Gold                                                     9.4
Adjustments, primarily for copper pricing
  on prior year sales                                    14.8
Treatment charges, royalties and other                    5.4
                                                       ------
PT Freeport Indonesia revenues - current year period   $269.7
                                                       ======

     When compared to the first quarter of 2001, PT Freeport Indonesia's first-quarter 2002 copper sales volumes decreased by 11 percent and gold sales volumes decreased by 48 percent, reflecting the lower grade ore processed during the 2002 period compared with the higher grade material mined during 2001. Gold realizations in the first quarter of 2002 were nearly $28 an ounce higher than first-quarter 2001 realizations, however copper realizations in the 2002 period were $0.04 per pound lower than the prior year period. Treatment charges in total were lower in the first quarter of 2002 primarily because of the lower sales volumes. Royalties were $3.1 million lower in the first quarter of 2002 compared with the 2001 period, primarily because of lower gold sales.

     PT Freeport Indonesia has commitments from various parties, including Atlantic Copper and PT Smelting, to purchase virtually all of its estimated 2002 production at market prices. Net of Rio Tinto's interest, PT Freeport Indonesia's share of sales for the second quarter of 2002 is projected to approximate 400 million pounds of copper and 550,000 ounces of gold. PT Freeport Indonesia's share of sales for 2002 is projected to approximate
1.5 billion pounds of copper and 2.3 million ounces of gold. Projected 2002 sales reflect the expectation of mining higher grade ore compared to 2001.

     PT Freeport Indonesia's concentrate sales agreements, with regard to copper, provide for provisional billings at the time of shipment with final pricing settlement generally based on the average London Metal Exchange (LME) price for a specified future period. Under Statement of Financial Accounting Standards No. 133 (SFAS 133), PT Freeport Indonesia's sales based on a provisional sales price contain an embedded derivative which must be separated from the host contract. The host contract is the sale of the concentrates at the current spot LME price. The embedded derivative, which does not qualify for hedge accounting, is marked-to-market through earnings each period. Adjustments to PT Freeport Indonesia's provisional billings are recorded in revenues and totaled $10.3 million for the first quarter of 2002 and $(13.0) million for the first quarter of 2001.

     At March 31, 2002, we had consolidated provisional billings on copper sales totaling 113.5 million pounds recorded at an average price of $0.74 per pound. Nearly all of these sales are expected to be finally priced during the second quarter of 2002. A one-cent movement in the average price used for these provisional billings will have an approximate $0.6 million impact on our 2002 net income.

     At times PT Freeport Indonesia has entered into derivative contracts to manage certain risks resulting from fluctuations in commodity prices. During 2001 and the first-quarter of 2002, and as of March 31, 2002, PT Freeport Indonesia did not have any price protection programs in place for its copper and gold sales other than its gold-denominated preferred stock. As conditions warrant, PT Freeport Indonesia may enter into new contracts for its future sales.

PT Freeport Indonesia Operating Results

                                                  First Quarter
                                               -------------------
                                                 2002        2001
                                               -------     -------
PT Freeport Indonesia, Net of Rio Tinto's Interest
Copper
 Production (000s of recoverable pounds)       296,700     377,100
 Production (metric tons)                      134,600     171,000
 Sales (000s of recoverable pounds)            296,100     333,400
 Sales (metric tons)                           134,300     151,200
 Average realized price                           $.73        $.77
Gold
 Production (recoverable ounces)               335,800     730,900
 Sales (recoverable ounces)                    336,600     644,700
 Average realized price                        $289.51     $261.54

Gross profit per pound of copper (cents):
Average realized price                            73.2        76.8
                                               -------     -------
Production costs:
 Site production and delivery                     43.4a       34.8 a
 Gold and silver credits                         (35.2)      (51.7)
 Treatment charges                                19.4        18.0
 Royalty on metals                                 1.1         1.9
                                               -------     -------
  Cash production costs                           28.7         3.0
 Depreciation and amortization                    14.7        18.0
                                               -------     -------
  Total production costs                          43.4        21.0
                                               -------     -------
 Adjustments, primarily for copper pricing
  on prior year open sales                         3.2        (0.6)
                                               -------     -------
Gross profit per pound of copper                  33.0        55.2
                                               =======     =======

PT Freeport Indonesia, 100% Operating Statistics
Ore milled (metric tons per day)               244,200     229,600
Copper grade (percent)                             .90        1.13
Gold grade (grams per metric ton)                  .73        1.68
Recovery rate (percent)
 Copper                                           85.5        89.1
 Gold                                             85.5        87.8
Copper
 Production (000s of recoverable pounds)       357,100     434,900
 Production (metric tons)                      162,000     197,300
 Sales (000s of recoverable pounds)            356,400     384,900
 Sales (metric tons)                           161,700     174,600
Gold (recoverable ounces)
 Production                                    419,000     946,000
 Sales                                         419,900     833,000

  a. Net of deferred mining costs totaling $4.7 million (1.6 cents per pound) in the first quarter of 2002 and $8.4 million
      (2.5 cents per pound) in the first quarter of 2001.

    PT Freeport Indonesia's first-quarter 2002 production declined because of lower ore grades and recovery rates, partly offset by higher mill throughput when compared with the prior-year period. First-quarter 2002 copper grades were 20 percent lower than the prior-year and gold grades were 57 percent lower. Recovery rates declined by 4 percent for copper and 3 percent for gold. As previously reported, the average grade of ore to be mined in the early part of 2002, particularly for gold, is expected to be lower than the higher grade material mined throughout most of 2001. We expect to return to higher grade ore in the second half of 2002. Because of the nature of the Grasberg ore body, there are periods when the sequencing of mining results in production that is economical, but lower than average in grade.

    At the Deep Ore Zone underground mine, production averaged 11,500 metric tons of ore per day in the first quarter of 2002 and 2,900 metric tons of ore per day in the first quarter of 2001. Full production of 25,000 metric tons of ore per day is expected in the second half of 2002. We are currently studying plans to increase production rates to as much as 35,000 metric tons of ore per day.

    Mill throughput rates averaged 244,200 metric tons of ore per day during the first quarter of 2002, 6 percent higher than the 229,600 metric tons of ore per day rate achieved in the first quarter of 2001. Unit site production and delivery costs in the first quarter of 2002 averaged $0.43 per pound of copper, $0.08 per pound higher than the $0.35 reported in the first quarter of 2001, primarily because of the lower sales volumes that resulted from mining lower grade ore. The lower grades of ore mined also resulted in lower gold credits of $0.35 per pound in the 2002 quarter, compared with the 2001 quarter level of $0.52 per pound. Royalties totaled $3.2 million in the first quarter of 2002 and $6.3 million in the first quarter of 2001, reflecting lower sales volumes in the 2002 quarter.

    Unit net cash production costs, including gold and silver credits, for 2002 are expected to average less than $0.10 per pound of copper, assuming gold prices of $300 per ounce and gold sales of 2.3 million ounces. In the first half of 2002, unit costs are expected to be higher than the average for 2002 and in the second half of 2002 unit costs are expected to be lower than the average, as both ore grade and production are expected to increase during the year.

    Effective January 1, 2002, we changed our methodology used in the determination of depreciation associated with PT Freeport Indonesia's mining and milling life-of-mine assets. Prior to January 1, 2002, PT Freeport Indonesia depreciated mining and milling life-of-mine assets on a composite basis. Total historical capitalized costs and estimated future development costs relating to PT Freeport Indonesia's developed and undeveloped reserves were depreciated using the unit-of-production method based on total developed and undeveloped proven and probable copper reserves. Estimated future development costs, which are significant, are necessary to develop PT Freeport Indonesia's undeveloped ore bodies and are expected to be incurred over the next 20 to 25 years.

    After considering the inherent uncertainties and subjectivity relating to the long time frame over which these estimated costs would be incurred, and after consultation with the accounting staff of the Securities and Exchange Commission, management decided to revise its depreciation methodology prospectively. Effective January 1, 2002, depreciation for the mining and milling life-of-mine assets excludes consideration of future development costs. Instead, under the new methodology, PT Freeport Indonesia depreciates only the historical capitalized costs of individual producing mines over the related proven and probable copper reserves. Infrastructure and other common costs will continue to be depreciated over total proven and probable copper reserves. The cumulative effect of this change through December 31, 2001, as reflected in our first-quarter 2002 results, totaled $3.0 million ($0.02 per share), net of taxes and minority interest sharing. The effect of the new methodology was to reduce depreciation and amortization expense by $3.8 million, $2.0 million to net income or $0.01 per share in the first quarter of 2002. Had PT Freeport Indonesia followed the new methodology during 2001, our first-quarter 2001 depreciation and amortization expense would have been reduced by $13.3 million, $6.7 million to net income or $0.05 per share.

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

     Since 1997, the Indonesian rupiah/U.S. dollar exchange rate has been volatile. One U.S. dollar was equivalent to 9,660 rupiahs at March 31, 2002 and 10,160 rupiahs at December 31, 2001. PT Freeport Indonesia recorded losses totaling $0.4 million during the first quarter of 2002 and $0.5 million during the first quarter of 2001 related to its rupiah-denominated net assets. Operationally, PT Freeport Indonesia has benefited from a weakened rupiah currency, primarily through lower labor costs. At estimated annual aggregate rupiah payments of 900 billion and the March 31, 2002 exchange rate of 9,660 rupiahs to one U.S. dollar, a one-thousand-rupiah increase in the exchange rate would result in an approximate $9 million decrease in annual operating costs and a one-thousand-rupiah decrease in the exchange rate would result in an approximate $11 million increase in annual operating costs, before any hedging effects.

   PT Freeport Indonesia also purchases materials and supplies denominated in Australian dollars. The exchange rate was $0.53 to one Australian dollar at March 31, 2002 and $0.51 to one Australian dollar at December 31, 2001. At estimated annual aggregate Australian dollar payments of 225 million and the March 31, 2002 exchange rate of $0.53 to one Australian dollar, a $0.01 increase or decrease in the exchange rate would result in an approximate $2 million change in aggregate annual costs, before any hedging effects.

     At times, PT Freeport Indonesia has entered into foreign currency forward contracts to hedge a portion of its aggregate anticipated Indonesian rupiah and Australian dollar payments. As of March 31, 2002, PT Freeport Indonesia had foreign currency contracts to hedge 359.8 billion of rupiah payments, or approximately 50 percent of aggregate projected rupiah payments for the remainder of 2002 at an average exchange rate of 12,792 rupiahs to one U.S. dollar. Each 1,000-rupiah change in the Indonesian rupiah/U.S. dollar exchange rate impacts the market value of these contracts by approximately $3.5 million.
PT Freeport Indonesia had foreign currency contracts hedging the Australian dollar during 2001, but currently has no contracts hedging the Australian dollar. We recorded net gains (losses) to production costs for PT Freeport Indonesia's foreign currency contracts totaling $1.6 million in the first quarter of 2002 and $(0.5) million in the first quarter of 2001. PT Freeport Indonesia recorded net gains (charges) to Other Comprehensive Income, a component of stockholders' equity, totaling $1.0 million during the first quarter of 2002 and $(2.0) million during the first quarter of 2001 for its currency hedging contracts that remained open as of the end of those periods.

Exploration Activities
Block A exploration efforts in the first quarter of 2002 were associated with delineation drilling project known as the Deep Ore Zone Northwest Extension. This program is intended to test a 400 meter extension immediately adjacent to the current Deep Ore Zone block cave mine reserve. The drilling program will target an 80 million metric ton resource with 4,800 meters of drilling, in eleven holes that fill in gaps between existing exploration drill holes.

    Field exploration activities outside of our current mining operations area are in suspension due to safety and security issues and uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas covered by our Contracts of Work and an Indonesian law enacted in 1999 prohibiting open-pit mining in protected forest areas. The current suspensions were granted for one-year periods ending February 26, 2003 for Block B, March 31, 2003 for PT Nabire Bakti Mining and November 15, 2002 for Eastern Minerals. We expect to continue to seek suspension renewals for additional one-year periods by written request to the Government of Indonesia for each of the suspended areas if required.

SMELTING AND REFINING

     Our investments in smelters serve an important role in our concentrate marketing strategy. Approximately one-half of PT Freeport Indonesia's concentrate production is sold to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder is sold to other customers.

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

Atlantic Copper Operating Results

                                             First Quarter
                                          ------------------
                                            2002      2001
                                          -------    -------
Cash margin (in millions)                   $10.5       $8.3
Operating income (loss) (in millions)        $1.3      $(0.7)
Concentrate treated (metric tons)         258,300    205,500
Anodes production (000s of pounds)        170,100    144,000
Cathodes, wire rod and wire sales
(000s of pounds)                          135,800    135,600
Gold sales in anodes and slimes (ounces)  251,600    108,200


     Atlantic Copper's cash margin, which is revenues less production costs, was $2.2 million higher in the 2002 quarter compared with the 2001 quarter primarily because of lower unit costs. Atlantic Copper's cathode cash production costs per pound of copper, before currency hedging, averaged $0.10 in the first quarter of 2002 compared with $0.15 in the first quarter of 2001. The higher unit costs in the 2001 period primarily reflect lower throughput and higher maintenance costs prior to the start of a scheduled 27-day major maintenance turnaround in late March 2001. The next scheduled major maintenance turnaround is expected to occur in 2004. Atlantic Copper's average treatment rates remained about the same for both quarters ($0.18 per pound), which is at historically low levels.

     The majority of Atlantic Copper's revenues are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in euros. Atlantic Copper's estimated annual euro payments total approximately 90 million euros and at a March 31, 2002 exchange rate of $0.87 per euro, a $0.05 increase or decrease in the exchange rate would result in an approximate $4.5 million change in annual costs, before any hedging effects.

     As part of refinancing its debt in June 2000, Atlantic Copper was required to significantly expand its program to hedge anticipated euro-denominated operating costs. At March 31, 2002, Atlantic Copper had contracts to purchase 110.3 million euros at an average exchange rate of $1.01 per euro through December 2003. These contracts currently hedge approximately 63 percent of Atlantic Copper's projected remaining 2002 and 2003 euro disbursements. Each $0.01 change in the US$/euro exchange rate impacts the market value of these contracts by approximately $1 million. Atlantic Copper's first-quarter 2002 operating results reflect a $1.3 million loss on currency hedging contracts that matured during the quarter compared to a $0.3 million charge in the first quarter of 2001. Atlantic Copper recorded charges to Other Comprehensive Income, a component of stockholders' equity, totaling $1.1 million during the first quarter of 2002 and $11.1 million during the first quarter of 2001 for its currency hedging contracts that remained open as of the end of those periods.
The charges reflect a 1 percent decline in the euro exchange rate during the first quarter of 2002 and a 5 percent decline during the first quarter of 2001.

     Atlantic Copper had euro-denominated net monetary liabilities at March 31, 2002 totaling $67.6 million recorded at an exchange rate of $0.87 per euro. The December 31, 2001 exchange rate was $0.88 per euro. Adjustments to Atlantic Copper's euro-denominated net liabilities to reflect changes in the exchange rate are recorded in other income and totaled gains of $0.6 million in the first quarter of 2002 and $3.1 million in the first quarter of 2001.

PT Smelting Operating Results

                                                     First Quarter
                                                     -------------
                                                      2002   2001
                                                     -----   -----
                                                     (in millions)
PT Freeport Indonesia sales to PT Smelting           $99.2   $90.6
Equity in PT Smelting losses                           0.8     1.3
PT Freeport Indonesia profits deferred (recognized)   (0.6)    1.2

     PT Freeport Indonesia accounts for its 25 percent interest in PT Smelting under the equity method and provides PT Smelting with nearly all of its concentrate requirements. PT Smelting operated slightly above its full design capacity of 200,000 metric tons of copper per year during the first quarters of 2002 and 2001. Concentrate treated during the first quarter of 2002 totaled 177,700 metric tons, 10 percent higher the 161,700 metric tons treated in the first quarter of 2001. First-quarter 2002 anodes production was slightly below the 2001 amounts. Cathodes production increased by 5 percent when compared to the year-ago period, resulting in a 2 percent increase in PT Smelting's cathodes sales in the 2002 quarter over the 2001 quarter. PT Smelting's cathode cash production costs per pound of copper were $0.12 in the 2002 quarter compared to $0.11 in the 2001 quarter.

   Our revenues include PT Freeport Indonesia's sales to PT Smelting, but we defer recognizing profits on 25 percent of PT Freeport Indonesia sales to PT Smelting that are still in PT Smelting's inventory at the end of the period. The effect of changes in these deferred profits were the recognition of $0.6 million of profits in the first quarter of 2002 and the deferral of $1.2 million of profits in the first quarter of 2001.

OTHER FINANCIAL RESULTS
The FCX/Rio Tinto joint ventures incurred $1.2 million of exploration costs in the 2002 quarter, compared with $3.5 million in the 2001 first quarter. Lower exploration costs reflect the continued suspensions of our contracts of work outside of Block A and our efforts to reduce costs during periods of continued low commodity prices. We reported $0.8 million of exploration expense in the first quarter of 2002 and $2.1 million in the first quarter of 2001 for our share of these exploration costs.

     First-quarter 2002 general and administrative expenses of $16.4 million were $2.0 million higher than the $14.4 million reported in the 2001 quarter. The 2002 period included a $0.5 million charge for costs for stock appreciation rights because of an increase in our stock price during the first quarter of 2002 and a $0.5 million charge for costs related to a proposal to convert our Class A common stock to Class B common stock.

     Our total interest cost (before capitalization) was $47.4
million in the 2002 quarter, slightly lower than the $50.4 million incurred in the 2001 quarter. We capitalized $3.1 million of interest costs in the first quarter of 2002 and $2.0 million of interest costs in the first quarter of 2001.

     Our effective tax rate was 68 percent for the first quarter of 2002 and 50 percent for the first quarter of 2001. PT Freeport Indonesia's Contract of Work provides a 35 percent corporate income tax rate and a withholding tax rate of 10 percent (based on the tax treaty between Indonesia and the United States) on dividends and interest paid to us by PT Freeport Indonesia. No income taxes are recorded at Atlantic Copper, which is subject to taxation in Spain, because it has not generated significant taxable income in recent years and has substantial tax loss carryforwards for which no financial statement benefit has been provided. Additionally, we only receive a small U.S. tax benefit on costs incurred by our parent company because it has no U.S.-sourced income. As a result, our effective tax rate varies with the level of earnings at PT Freeport Indonesia, Atlantic Copper and the parent company. The higher effective tax rate for the first quarter of 2002 primarily reflects the impact of lower income at PT Freeport Indonesia and higher interest costs at our parent company.

CAPITAL RESOURCES AND LIQUIDITY
Net cash provided by operating activities was $20.7 million for the first quarter of 2002, compared with $105.5 million for the 2001 period. Net cash used in investing activities totaled $8.9 million in the 2002 period, compared with $34.7 million in the 2001 period. Net cash used in financing activities totaled $10.1 million in 2002 compared with $67.3 million in 2001.

Operating Activities
Lower net income in 2002 and working capital changes resulted in a decrease in operating cash flow to $20.7 million from $105.5 million in the year-ago period. The $60.7 million net increase in working capital for the first quarter of 2002 primarily reflects an increase in accounts receivable and a decrease in accounts payable and accrued liabilities. The $38.7 million net increase in working capital for the first quarter of 2001 primarily reflects an increase in accounts receivable because of the timing of shipments and the timing of payments to Rio Tinto for their share of joint venture cash flows.

Investing Activities
Our first-quarter 2002 capital expenditures were slightly lower compared to the 2001 period. Our capital expenditures for 2002 are expected to total approximately $200 million, including approximately $30 million for haul truck purchases currently under consideration and $36 million for final development of the Deep Ore Zone underground ore body, which started production in 2000 and is expected to reach full production of 25,000 metric tons of ore per day in the second half of 2002. Capital expenditure funding is expected to be provided by operating cash flow. During the first quarter of 2002 we sold $23.7 million of our restricted investments and used the proceeds to pay the initial semiannual payment of interest on our 8 1/4% Convertible Senior Notes.

Financing Activities
During the first quarter of 2002 we had net repayments of debt totaling $2.9 million, compared with net repayments totaling $53.0 million during the first quarter of 2001. Lower cash flows from operating activities during the first quarter of 2002 resulted in less cash available to reduce outstanding debt.

   In June 2000, our Board of Directors authorized a 20-million-share increase in our open market share purchase program, bringing the total shares approved for purchase under this program to 80 million. During the first quarter of 2001, we purchased 0.2 million of our shares for $1.6 million, $8.35 per share. From inception of these programs in July 1995 through April 18, 2002, we have purchased a total of 70.7 million shares for $1.24 billion (an average of $17.53 per share) and approximately 9.3 million shares remain available under the program. We have not purchased any of our shares since the first quarter of 2001 and our amended bank credit facilities prohibit common stock purchases. See "Other Covenants" under the heading "Amended Bank Credit Facilities" below.

Amended Bank Credit Facilities
In October 2001, we amended our bank credit facilities to extend the maturities and to provide financing to repay the commercial bank loan to Nusamba that we guaranteed. As discussed earlier, we repaid the

Nusamba loan on February 27, 2002. We believe that the amended bank credit facilities together with our cash flows from operations will enable us to fund our ongoing capital expenditures and meet our debt maturities and other commitments over the next several years.

  * Commitments and Availability. Aggregate commitments under our amended credit facilities total $734.0 million. Borrowings on April 18, 2002, totaled $214.0 million for PT Freeport
     Indonesia and $367.0 million for FCX, including a $149.0 million term loan.

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

     Our amended facilities do not restrict our planned exploration activities. The amended credit facilities, however, impose annual limitations on PT Freeport Indonesia's capital expenditures, which limit the amount of funds that we can use for development activities. These annual limitations are approximately $171 million in 2002, $188 million in 2003, $128 million in 2004 and $136 million in 2005. If our capital expenditures in any year are less than 80 percent of the annual limitation for the year, then the unused amount may be carried forward to the next two succeeding years. We have approximately $34 million of unused amounts from 2001 that we may use in 2002 and 2003.

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

  * Maturities and Term Loan Conversion. Amounts that we borrow under our amended credit facilities will mature on December 31, 2005. On December 31, 2003, all revolving loans will convert to term loans, except for a $150.0 million revolving loan for working capital purposes. Scheduled principal payments on the term loans will not be required until maturity. Instead, we will repay the principal amount of the term loans through semiannual payments of any excess operating cash flows remaining after scheduled payments of other debts, permitted capital expenditures and payment of operating and other costs. Any remaining balance on the term loans will be due on December 31, 2005. Any outstanding balance on the remaining $150.0 million revolving loan will be due on the earlier of December 31, 2005, or one year following repayment in full of the term loans.

  * Interest Rates. Interest rates on all loans under the amended credit facilities are LIBOR plus 4.0 percent with annual increases of 0.125 percent on each anniversary of the closing of the amended facilities with provisions for lower rates if our credit ratings improve. As of March 31, 2002, the interest rate on the amended facilities was 5.9 percent based on a LIBOR rate of 1.9 percent. In May 2002, Standard & Poor's announced an upgrade of our corporate credit rating to B from CCC+ and our senior unsecured debt rating to B- from CCC. Under the terms of our credit facilities, our borrowing rates will improve if Moody's or Standard & Poor's increases our senior unsecured credit rating above B3 or B-, respectively.

  * Gold-Denominated Preferred Stock Due in 2003. Under the amended credit facilities, we have limitations on the amount of preferred stock we may redeem. In addition, if by August 2003 we have not refinanced or extended the maturity of 80 percent of the Gold-Denominated Preferred

     Stock beyond 2005, we will not
     thereafter be permitted to redeem or pay dividends on any of our preferred stock. Therefore, prior to the August 2003 mandatory redemption date of the depositary shares representing our Gold-Denominated Preferred Stock, we intend to refinance or restructure our redemption obligation as to at least 80 percent of the outstanding 6.0 million depositary shares.

  * Other Covenants. The covenants under the amended credit facilities include (a) a minimum consolidated debt service coverage ratio of 1.25:1.0 through December 2002, and thereafter 1.5:1.0 and (b) a maximum ratio of consolidated debt to EBITDA equal to 4.25:1.0 through September 30, 2002, and thereafter 3.5:1.0. The covenants also include prohibitions on common stock dividends and common stock repurchases, prohibitions on changes in control of FCX or PT Freeport Indonesia, limitations on capital expenditures to specified budgets, limitations on investments, limitations on liens and limitations on transactions with affiliates. In addition, the covenants include a requirement that we implement minimum hedging protection for copper prices under certain circumstances. These covenants will require us to hedge at least 33 percent of our exposure to declines in copper prices for a period of up to one year if put options providing for the sale of copper at a floor price of at least $0.90 per pound become available at a cost of $0.02 or less per pound of copper. These put options would protect operating cash flow from the impact of declines in copper prices below the floor price while continuing to provide full participation at higher prices. The price of copper would have to increase substantially from current levels for put options to be available at this price.

  * Security and Guarantees. Our obligations under the amended credit facilities are secured by a first security lien on over 80 percent of PT Freeport Indonesia's total assets (the remaining assets secure other obligations) and by our pledge of 50.1 percent of the outstanding capital stock of PT Freeport Indonesia and all of the outstanding capital stock of PT Indocopper Investama owned by us. PT Freeport Indonesia's obligations also continue to be secured by its pledge of its rights under the Contract of Work. In addition, PT Freeport Indonesia guarantees FCX's obligations under the credit facilities.

  *    Revised Debt and Redeemable Preferred Stock Maturities.
     Below is a summary of our debt and redeemable preferred stock maturities based on loan balances as of March 31, 2002, and gold and silver prices (which determine the preferred stock redemption amounts) as of March 31, 2002 (in millions):

                           2002    2003    2004     2005      2006   Thereafter
                          ------  ------  -----    ------   --------  ------
Amended bank credit
 facilities               $   -   $   -   $  -     $564.0   $     -   $   -
Infrastructure
 financings and
 equipment loans            66.4    57.7   63.1      46.4       48.5   190.8
7.20% Senior Notes
 due 2026 a                   -    250.0     -         -          -       -
7.50% Senior Notes
 due 2006 b                   -       -      -         -       200.0      -
Convertible Senior Notes      -       -      -         -       603.8      -
Atlantic Copper
 facilities and other       52.9    20.4   10.1      24.1       24.0   113.5
                          ------  ------  -----    ------   --------  ------
   Total debt maturities   119.3   328.1   73.2     634.5      876.3   304.3
Redeemable preferred
 stock c                    11.1   192.9   11.1      11.1      141.4      -
                          ------  ------  -----    ------   --------  ------
   Total maturities       $130.4  $521.0  $84.3    $645.6   $1,017.7  $304.3
                          ======  ======  =====    ======   ========  ======

a. Although due in 2026, the holders of the 7.20% senior notes may, and are expected to, elect early repayment in November 2003.
b.   Due November 15, 2006.
c.   Represents $11.1 million each year for our Silver-
     Denominated Preferred Stock, $181.8 million in August 2003 for our Gold-Denominated Preferred Stock, and $130.3 million in February 2006 for our Gold-Denominated Preferred Stock, Series
     II. As discussed above, we intend to refinance or restructure our redemption obligation as to at least 80 percent of the outstanding Gold-Denominated Preferred Stock.

DEVELOPMENTS IN INDONESIA
In Indonesia, President Megawati Sukarnoputri continued to make progress toward improving the nation's economy during the first part of 2002. The Indonesian government on April 9th signed a new letter of intent with the International Monetary Fund, which resulted in a new agreement with the Paris Club of creditor nations for the rescheduling of Indonesia's sovereign debt maturities. The Paris Club agreement represented an important achievement for President Megawati and the Indonesian economy, even though the nation's debt remains large. Recent signs of progress also include a decline in inflation, rising exports, a stronger currency, two-year highs on the Jakarta Stock Exchange and announcements of major new foreign investments in the telecommunications, banking, power and petrochemical industries. President Megawati visited China, India, South Korea and North Korea in late March and early April, signing a number of agreements to boost economic ties.

     The economic progress made by the new administration has resulted in a stronger currency. After beginning the year at a rate approximating 10,400 rupiahs to 1 US dollar, the rupiah steadily increased averaging approximately 10,100 rupiahs to 1 US dollar. The rupiah has continued to improve in April and currently approximates 9,400 rupiahs to 1 US dollar.

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

    Six ambassadors of European Union nations visited Papua in March and confirmed their support for Papua and Indonesia, and the continuation of Papua being an integral part of Indonesia. A month earlier, the same support was pledged by Australian Prime Minister John Howard after meeting with President Megawati in Jakarta. The new US Ambassador to Indonesia, Ralph L. "Skip" Boyce and his team also recently concluded a highly productive and positive visit to PT Freeport Indonesia's operations area. Mr. Boyce made strong public comments regarding the territorial integrity of Papua in Indonesia and supporting greater autonomy and financial assistance to the region.

CAUTIONARY STATEMENT
Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our performance in the future. Forward-looking statements are all statements other than historical facts, such as those regarding anticipated sales volumes, ore grades, commodity prices, capital expenditures, debt maturities and other commitments, and political, economic and social conditions in our areas of operations. We caution you that these statements are not guarantees of future performance, and our actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include unanticipated declines in the average grades of ore mined, unanticipated milling and other processing problems, labor relations, weather conditions, the speculative nature of mineral exploration, fluctuations in interest rates and other adverse financial market conditions, and other factors described in more detail under the heading "Risk Factors" in our Form 10-K for the year ended December 31, 2001.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.
Yosefa Alomang v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-9962 (Orleans Civ. Dist. Ct. La. Filed June 19, 1996). The plaintiff alleges environmental, human rights and social/cultural violations in Indonesia and seeks unspecified monetary damages and other equitable relief. In March 2000, the Civil District Court for the Parish of Orleans, State of Louisiana, granted our exception of no cause of action and dismissed the entire case with prejudice. The plaintiff appealed to the Louisiana Fourth Circuit Court of Appeal and, in February 2002, the Louisiana Fourth Circuit Court of Appeal affirmed the lower court's dismissal of the case with prejudice. The plaintiff has appealed to the Louisiana Supreme Court. FCX will continue to defend this action vigorously.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a)  Our Annual Meeting of Stockholders was held May 2, 2002
(the Annual Meeting). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     (b) At the Annual Meeting Robert W. Bruce III, Robert A. Day, H. Devon Graham, Jr., Steven J. Green, Bobby L. Lackey and Gabrielle K. McDonald were elected to serve until the 2005 Annual Meeting of Stockholders. In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Robert J. Allison, Jr., R. Leigh Clifford, Gerald J. Ford, Oscar Y. L. Groeneveld, J. Bennett Johnston, James R. Moffett, B. M. Rankin, Jr., J. Stapleton Roy and J. Taylor Wharton.

     (c)  At the Annual Meeting, holders of FCX's Class A Common
Stock and FCX's Preferred Stock, voting as a class, elected one director with the number of votes cast for or withheld from the nominee as follows:

Name                   For                 Withheld
----                   ---                 --------
Steven J. Green        43,388,706          10,899,013

     At the Annual Meeting, holders of shares of FCX's Class B Common Stock elected five directors with the number of votes cast for or withheld from each nominee as follows:

Name                   For                 Withheld
----                   ---                 --------
Robert W. Bruce III    48,299,757          29,991,089
Robert A. Day          50,296,172          27,994,674
H. Devon Graham, Jr.   47,876,699          30,414,147
Bobby L. Lackey        48,071,804          30,219,042
Gabrielle K. McDonald  48,070,249          30,220,597

     With respect to the election of directors, there were no abstentions or broker non-votes.

     At the Annual Meeting, holders of Class A and Class B Common Stock, voting as separate classes, voted on and approved a proposal to reclassify our two classes of common stock into a single class by amending our certificate of incorporation to convert each outstanding share of Class A Common Stock into one share of Class B Common Stock.

     * Class A: Holders of 45,266,584 Class A shares (81.46% of the outstanding Class A shares) voted for, holders of 52,983 Class A shares (0.10% of the outstanding Class A shares) voted against and holders of 22,587 Class A shares (0.04% of the outstanding Class A shares) abstained from voting on, the proposal. There were broker non-votes consisting of 7,882,783 Class A shares with respect to this proposal.

     * Class B: Holders of 65,798,812 Class B shares (74.26% of the outstanding Class B shares) voted for, holders of 472,440 Class B shares (0.53% of the outstanding Class B shares) voted against and holders of 567,169 Class B shares (0.64% of the outstanding Class B shares) abstained from voting on, the proposal. There were broker non-votes consisting of 11,452,425 Class B shares with respect to this proposal.

     At the Annual Meeting, holders of Class A and Class B Common Stock voted on and approved a stockholder proposal requesting that the board of directors take steps to eliminate the classification of our board. Holders of 87,987,402 shares (78.43% of the votes cast) voted for, holders of 23,238,665 shares (20.72% of the votes cast) voted against and holders of 954,496 shares (0.85% of the votes cast) abstained from voting on, the proposal. There were broker non-votes consisting of 19,335,220 shares with respect to this proposal.

     At the Annual Meeting, holders of the Class A and Class B Common Stock voted on and failed to pass a stockholder proposal requesting that the board of directors take steps to permit stockholders to elect advisors to the Company's compensation committee. The proposal failed to pass because it received less than a majority of the votes cast for the proposal. Holders of 7,353,835 shares (6.56% of the votes cast) voted for, holders of 103,875,588 shares (92.60% of the votes cast) voted against and holders of 951,136 shares (0.85% of the votes cast) abstained from voting on, the proposal. There were broker non-votes consisting of 19,335,224 shares with respect to this proposal.

Item 6.   Exhibits and Reports on Form 8-K.
          (a)  The exhibits to this report are listed
               in the Exhibit Index beginning on Page E-1 hereof.
          (b) During the quarter for which this report is filed, the registrant filed no Current Reports on Form 8-K.

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

Date:  May 7, 2002

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

3.1  Amended and restated Certificate of Incorporation of FCX.

3.2  Amended By-Laws of FCX dated as of March 12, 1999.
     Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1998 (the 1998 FCX Form 10-K).

4.1  Deposit Agreement dated as of July 1, 1993 among FCX,
     ChaseMellon Shareholder Services, L.L.C. (ChaseMellon), as Depositary, and holders of depositary receipts (Step-Up Depositary Receipts) evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Step-Up Convertible Preferred Stock. Incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1993 (the FCX 1993 Form 10-K).

4.2 Form of Step-Up Depositary Receipt. Incorporated by reference to Exhibit 4.6 to the FCX 1993 Form 10-K.

4.3  Deposit Agreement dated as of August 12, 1993 among FCX,
     ChaseMellon, as Depositary, and holders of depositary receipts (Gold-Denominated Depositary Receipts) evidencing certain
     Depositary Shares, each of which, in turn, represents 0.05 shares of Gold-Denominated Preferred Stock. Incorporated by reference to Exhibit 4.8 to the FCX 1993 Form 10-K.

4.4 Form of Gold-Denominated Depositary Receipt. Incorporated by reference to Exhibit 4.9 to the FCX 1993 Form 10-K.

4.5 Deposit Agreement dated as of January 15, 1994, among FCX, ChaseMellon, as Depositary, and holders of depositary receipts (Gold-Denominated II Depositary Receipts) evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Gold-Denominated Preferred Stock II. Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 1994 (the FCX 1994 First Quarter Form 10-Q).

4.6  Form of Gold-Denominated II Depositary Receipt.
     Incorporated by reference to Exhibit 4.3 to the FCX 1994 First Quarter Form 10-Q.

4.7 Deposit Agreement dated as of July 25, 1994 among FCX, ChaseMellon, as Depositary, and holders of depositary receipts (Silver-Denominated Depositary Receipts) evidencing certain Depositary Shares, each of which, in turn, initially represents
     0.025 shares of Silver-Denominated Preferred Stock. Incorporated by reference to Exhibit 4.2 to the Form 8-A of FCX dated July 15, 1994 (the FCX July 1994 Form 8-A).

4.8 Form of Silver-Denominated Depositary Receipt. Incorporated by reference to Exhibit 4.1 to the FCX July 1994 Form 8-A.

4.9  Amended and Restated Credit Agreement dated as of October
     19, 2001 among FCX, PT Freeport Indonesia, the several financial institutions that are parties thereto, U.S. Bank Trust National Association, as PT Freeport Indonesia Trustee, J.P. Morgan Securities Inc., as arranger, and The Chase Manhattan Bank as administrative agent, security agent, JAA security agent and documentary agent. Incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q of FCX for the quarter ended September 30, 2001.

4.10 Indenture dated as of August 7, 2001 from FCX and FCX
     Investment Ltd. to The Bank Of New York, as trustee.
     Incorporated by reference to Exhibit 4.1 to the FCX November 5, 2001 Form S-3.

4.11 Registration Rights Agreement dated as of August 7, 2001 by and between FCX and FCX Investment Ltd., as issuers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as initial purchaser. Incorporated by reference to Exhibit 4.2 to the FCX November 5, 2001 Form S-3.

4.12 Collateral Pledge and Security Agreement dated as of August
     7, 2001 by and among FCX Investment Ltd., as pledgor, The Bank of New York, as trustee, and The Bank of New York, as collateral agent. Incorporated by reference to Exhibit 4.3 to the FCX
     November 5, 2001 Form S-3.

4.13 Senior Indenture dated as of November 15, 1996 from FCX to
     The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.4 to the FCX November 5, 2001 Form S-3.

4.14 First Supplemental Indenture dated as of November 18, 1996 from FCX to The Chase Manhattan Bank, as Trustee, providing for the issuance of the Senior Notes and supplementing the Senior Indenture dated November 15, 1996 from FCX to such Trustee, providing for the issuance of Debt Securities. Incorporated by reference to Exhibit 4.5 to the FCX November 5, 2001 Form S-3.

4.15 Rights Agreement dated as of May 3, 2000 between FCX and
     ChaseMellon Shareholder Services, L.L.C., as Rights Agent.
     Incorporated by reference to Exhibit 4.26 to the FCX 2000 First Quarter Form 10-Q.

4.16 Amendment No. 1 to Rights Agreement dated as of February 26,
     2002 between FCX and Mellon Investor Services.

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

10.3 Agreement dated as of October 11, 1996 to Amend and Restate Trust Agreement among PT Freeport Indonesia, FCX, the RTZ Corporation PLC, P.T. RTZ-CRA Indonesia, RTZ Indonesian Finance Limited and First Trust of New York, National Association, and The Chase Manhattan Bank, as Administrative Agent, JAA Security Agent and Security Agent. Incorporated by reference to Exhibit
     10.3 to the Current Report on Form 8-K of FCX dated November 13, 1996 and filed November 15, 1996.

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

10.21 Financial Counseling and Tax Return Preparation and
     Certification Program of FCX.  Incorporated by reference to
     Exhibit 10.21 to the FCX 2001 Form 10-K.

10.22 FM Services Company Performance Incentive Awards
     Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.19 to the 1998 FCX Form 10-K.

10.23 FM Services Company Financial Counseling and Tax Return
     Preparation and Certification Program. Incorporated by reference to Exhibit 10.23 to the FCX 2001 Form 10-K.

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

10.26 Letter Agreement dated January 27, 1997 among Kissinger
     Associates, Kent Associates, FTX, FCX and FMS. Incorporated by reference to Exhibit 10.26 to the FCX 2001 Form 10-K.

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

10.31 Letter Agreement effective as of January 7, 1997 between Senator J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.31 to the FCX 2001 Form 10-K.

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

15.1 Letter dated April 18, 2002 from Arthur Andersen LLP regarding unaudited interim financial statements.

18.1 Letter from Arthur Andersen LLP regarding change in accounting.