Form 10-K/A
period 2001-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2002-06-18
CIK 831259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to

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

TABLE OF CONTENTS

Page
Part I

Items 1. and 2. Business and Properties.	1
Item 3. Legal Proceedings.	27
Item 4. Submission of Matters to a Vote of Security Holders.	28

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.	29
Item 6. Selected Financial Data.	30
Items 7. and 7A. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk.	33
Item 8. Financial Statements and Supplementary Data.	50
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	79

Part III

Item 10. Directors and Executive Officers of the Registrant.	79
Item 11. Executive Compensation.	79
Item 12. Security Ownership of Certain Beneficial Owners and Management.	80
Item 13. Certain Relationships and Related Transactions.	80

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.	80

Signatures	S-1

Index to Financial Statements	F-1

Report of Independent Public Accountants	F-1

Exhibit Index	E-1

PART I

             This Amendment No. 1 to the Annual Report on Form 10-K of Freeport-McMoRan Copper & Gold Inc. for the fiscal year ended December 31, 2001 reflects information as of March 8, 2002, the date of the original filing of the Form 10-K with the Securities and Exchange Commission.  The only changes to the original filing are the inclusion of automatic links to the files containing maps and charts.

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

            The following maps indicate the location of the Papua province in which we operate; the location of our Contracts of Work areas within the Papua province; and the infrastructure of our Contracts of Work project area.

135°00'00" E
136°00'00" E
137°00'00" E
138°00'00" E
139°00'00" E
140°00'00" E
03°00'00" S
04°00'00" S
05°00'00" S
KAB. YAPEN WAROPEN
KAB. NABIRE
NABIRE
KAB. JAYAPURA
KAB. PUNCAK JAYA
KAB. PANIAI
KAB. JAYAWIJAYA
KAB. MIMIKA
KAB. MERAUKE
TIMIKA
MULIA
ARAFURA SEA
BLOCK 1
BLOCK 2
BLOCK 3
BLOCK A
BLOCK B
Block A area
Block B areas
PT Nabire Bakti Mining Contract of Work areas
Eastern Minerals Contract of Work areas
NATIONAL PARK
DISTRICT BOUNDARY

Grasberg
Mill Site
Tembagapura
TIMIKA
LORENTZ
NATIONAL
PARK
CARGO DOCK
PROJECT AREA
ARAFURA SEA

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

            Pursuant to joint venture arrangements between PT Freeport Indonesia and Rio Tinto, Rio Tinto has a 40 percent interest in production from reserves above those reported at December 31, 1994. Net of Rio Tinto's share, PT Freeport Indonesia's share of proven and probable recoverable copper, gold and silver reserves was 39.4 billion pounds of copper, 50.2 million ounces of gold and 114.5 million ounces of silver as of December 31, 2001. FCX's equity interest in proven and probable recoverable reserves as of December 31, 2001, including Nusamba's interest that we acquired subsequent to year end, was 35.7 billion pounds of copper, 45.5 million ounces of gold and 103.8 million ounces of silver. We estimated recoverable reserves using an average copper price of $0.87 per pound and an average gold price of $285 per ounce. Using a copper price of $0.75 per pound and a gold price of $270 per ounce would have resulted in less than a one percent reduction in our estimated recoverable copper and gold reserves.

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
	Proven				Probable
	Metric Tons of Ore (000s)[a]	Average Ore Grade			Metric Tons of Ore (000s)[a]	Average Ore Grade			Total Metric Tons of Ore (000s)[a]
		Copper	Gold	Silver		Copper	Gold	Silver

		(%)	(g/t)	(g/t)		(%)	(g/t)	(g/t)
Developed and producing:
Grasberg open pit	242,954	1.14	1.59	2.67	703,925	0.99	1.11	2.38	946,879
Deep Ore Zone	72,196	1.03	0.75	5.65	96,684	0.93	0.68	5.00	168,880
Intermediate Ore Zone	2,597	1.27	0.25	8.93	1,052	1.18	0.25	6.80	3,649
Undeveloped:
Grasberg block cave	119,605	1.24	1.23	2.92	662,850	1.13	0.85	2.90	782,455
Kucing Liar	161,170	1.32	1.05	5.25	261,786	1.34	1.32	6.53	422,956
Mill Level Zone	23,826	1.53	1.07	6.90	26,507	1.28	1.01	3.06	50,333
Big Gossan	-	-	-	-	37,349	2.69	1.02	16.42	37,349
Ertsberg Stockwork Zone	21,469	0.58	0.84	1.84	79,262	0.55	0.80	1.73	100,731
Dom block cave	11,894	1.18	0.31	6.40	31,757	1.07	0.31	5.76	43,651
Dom open pit	6,882	1.87	0.46	9.88	20,118	1.78	0.42	9.50	27,000
Total	662,593	1.19	1.22	3.96	1,921,290	1.11	0.99	3.65	2,583,883

	Mill Recoveries (%)			Proven and Probable Recoverable Reserves[b]
	Copper	Gold	Silver	Copper	Gold	Silver
				(Billions of Lbs.)	(Millions of Ozs.)	(Millions of Ozs.)
Developed and producing:
Grasberg open pit	85.0	83.7	63.8	17.6	30.7	37.3
Deep Ore Zone	85.0	79.1	63.8	3.0	3.0	14.3
Intermediate Ore Zone	85.0	79.1	63.8	0.1	-	0.5
Undeveloped:
Grasberg block cave	85.0	79.1	63.8	16.3	17.6	36.5
Kucing Liar	82.8	53.1	59.5	9.9	8.5	38.4
Mill Level Zone	85.0	79.1	63.8	1.3	1.3	3.9
Big Gossan	85.0	79.1	63.8	1.8	0.9	9.9
Ertsberg Stockwork Zone	85.0	79.1	63.8	1.0	2.0	2.8
Dom block cave	82.6	75.2	62.0	0.8	0.3	4.1
Dom open pit	69.0	68.0	59.0	0.7	0.2	3.9
Total				52.5	64.5	151.6

PT Freeport Indonesia's share				39.4	50.2	114.5
FCX's equity share[c]				35.7	45.5	103.8

a.	Ore reserve tonnage estimates are after application of applicable mining recovery factors.
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
		Spacing (in meters)			Average Distance (in meters)
Deposit	Mining Unit	Surface Drilling Grids	Underground (& Surface) Drill Fans	Drilling Method	To Nearest Sample	Between Drill Holes (less than)
Grasberg	Open Pit	50	75	core	45	89
Grasberg	Block Cave	-	100	core	46	92
Deep Ore Zone	Block Cave	-	50	core	13	25
Intermediate Ore Zone	Block Cave	-	50	core	13	25
Ertsberg Stockwork Zone	Block Cave	100	50	core	26	52
Mill Level Zone	Sublevel Cave	-	50	core	20	40
Kucing Liar	Block Cave	-	75	core	36	72
Big Gossan	Open Stope	100	50	core	22	45
Dom	Open Pit	-	50	core	25	50
Dom	Block Cave	-	50	core	26	52

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
Grasberg block cave	$950
Kucing Liar block cave	700
Dom block cave	200
Big Gossan	150
Ertsberg Stockwork Zone block cave	100
Dom open pit	40
Mill Level Zone sublevel cave	30
Total	$2,170

            Description of Ore Bodies.  Our ore bodies cluster within and around two main igneous intrusions, the Grasberg Monzo diorite and the Ertsberg diorite. The host rocks of these ore bodies include both carbonate and clastic rocks that form the ridge crests and upper flanks of the Sudirman Range, and the igneous rocks of monzonitic to dioritic composition that intrude them. The igneous-hosted ore bodies (the Grasberg pit and block cave and the Ertsberg Stockwork Zone block cave) occur as vein stockworks and disseminations of copper sulphides, dominated by chalcopyrite and, to a much lesser extent, bornite. The sedimentary-rock hosted ore bodies occur as 'magnetite-rich, calcium/magnesian skarn' replacements, whose location and orientation are strongly influenced by major faults and by the chemistry of the carbonate rocks along the margins of the intrusions.

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

GRASBERG
Open Pit
"DOZ" - Deep Ore Zone
"ESZ" - Ertzberg Stockwork Zone
"IOZ" - Intermediate Ore Zone
"MLZ" - Mill Level Zone
GRASBERG
Block Cave
KUCING LIAR
Block Cave
ERTSBERG PIT
IOZ
Block Cave
MLZ
Sub Level Cave
ESZ
Block Cave
DOZ
Block Cave
BIG GOSSAN
Stope
Dom
Block Cave
Dom
Open Pit

            The following diagram indicates the relative elevations (in meters) of our reported reserve ore bodies.

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

            Our production results for the last three years are as follows:
	Years Ended December 31,			Percentage Change
	2001	2000	1999	2000 to 2001	1999 to 2000
Mill throughput (metric tons of ore per day)	237,800	223,500	220,700	6%	1%
Copper production, net to PT Freeport Indonesia (000 pounds)	1,393,400	1,388,100	1,428,100	-	(3)%
Gold production, net to PT Freeport Indonesia (ounces)	2,634,900	1,899,500	2,379,100	39%	(20)%
Average net cash production costs per pound of copper[a]	$0.07	$0.23	$0.09	(70)%	156%

a.	Includes site production and delivery costs, smelting and refining costs, and royalties, less credits for gold and silver sales.

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

            From December 1993 to March 1997, PT Freeport Indonesia sold $270.0 million of infrastructure assets to joint ventures owned one-third by PT Freeport Indonesia and two-thirds by PT ALatieF Nusakarya Corporation (ALatieF), an Indonesian investor. Funding for the purchases consisted of $90.0 million in equity contributions by the joint venture partners, a $60.0 million bank loan and FCX's 93/4% senior notes, which were repaid in 2001. PT Freeport Indonesia subsequently sold its one-third interest in the joint ventures to ALatieF in March 1997. In September 1998, PT Freeport Indonesia reacquired for $30 million an aggregate one-third interest in the joint ventures. During 2000, PT Freeport Indonesia purchased the remaining interest in the joint ventures for $25.9 million cash and the assumption of $34.1 million of bank debt.

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
	2001	2000	1999
PT Smelting	28%	25%	17%
Atlantic Copper	23%	22%	23%
Other parties	49%	53%	60%
	100%	100%	100%

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

  comprehensive job training programs
  basic education programs
  several public health programs, including extensive malaria control agricultural assistance programs
  a business incubator program to encourage the local people to establish their own small scale businesses cultural preservation programs
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

            Although our amended credit facilities do not restrict our ability to use funds for exploration and will not preclude us from funding our anticipated exploration budget, the amended facilities do impose annual limitations on PT Freeport Indonesia's capital expenditures that limit the amount of funds we can use to develop new projects. These annual limitations are approximately $171 million for 2002, $188 million for 2003, $128 million for 2004 and $136 million 2005. If our capital expenditures in any year are less than 80% of the annual limitation for the year, then the unused amount for the year below 80% may be carried forward to the next two succeeding years, provided that the unused amount may only be used for deferred mining projects. While PT Freeport Indonesia's currently anticipated capital requirements do not exceed those limitations, funding significant new projects would require us to seek alternate sources of capital. The availability and cost of capital for projects in Indonesia is uncertain because of global financial markets' assessment of Indonesia's political and economic conditions.

Covenants in our amended credit facilities impose restrictions on us.

            Our amended bank credit facilities:

  prohibit the repurchase of, and payment of dividends on, our common stock;
  limit, among other things, our ability to:
  redeem and pay dividends on our preferred stock in certain circumstances;
  make investments;
  engage in transactions with affiliates; and
  create liens on our assets;

and

  require us to maintain specified financial ratios and satisfy financial condition tests.

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

            All of our current proven and probable reserves, including the Grasberg deposit, are located in Block A. The initial term of our Contract of Work covering Block A expires at the end of 2021. We can extend this term for two successive 10-year periods, subject to the approval of the Indonesian government, which cannot be withheld or delayed unreasonably. Our reserve amounts reflect our estimates of the reserves that can be recovered before 2041 (i.e. before the expiration of the two 10-year extensions) and our current mine plan has been developed and our operations are based on our receiving the two 10-year extensions. As a result, we do not anticipate the mining of all of our reserves prior to the end of 2021 based on our current mine plan, and there can be no assurance that the Indonesian government will approve the extensions. Prior to the end of 2021, we expect to mine approximately 63 percent of aggregate proven and probable ore, representing approximately 71 percent of PT Freeport Indonesia's share of recoverable copper reserves and approximately 77 percent of PT Freeport Indonesia's share of recoverable gold reserves.

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
  available supplies of copper from mine production and inventories;
  sales by holders and producers of copper;
  demand for industrial products containing copper; and
  speculation.

            World gold prices have also historically fluctuated widely and are affected by numerous factors beyond our control, including:

  the strength of the United States economy and the economies of other industrialized and developing nations;
  global or regional political or economic crises;
  the relative strength of the United States dollar and other currencies;
  expectations with respect to the rate of inflation;
  interest rates;
  sales of gold by central banks and other holders;
  demand for jewelry containing gold; and
  speculation.

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

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

Class A Common Shares

            Our Class A common shares trade on the New York Stock Exchange (NYSE) under the symbol "FCX.A." The FCX.A share price is reported daily in the financial press under "FMCGA" in most listings of NYSE securities. At year-end 2001, the number of holders of record of Class A common shares was 5,802. NYSE composite tape Class A common share price ranges during 2001 and 2000:
	2001		2000
	High	Low	High	Low
First Quarter	$13.200	$8.000	$18.625	$11.000
Second Quarter	15.400	10.030	11.750	8.438
Third Quarter	11.530	9.060	9.875	8.000
Fourth Quarter	13.500	8.750	8.813	6.750

Class B Common Shares

            Our Class B common shares trade on the NYSE under the symbol "FCX." The FCX share price is reported daily in the financial press under "FMCG" in most listings of NYSE securities. At year-end 2001, the number of holders of record of our Class B common shares was 9,803. NYSE composite tape Class B common share price ranges during 2001 and 2000:

	2001		2000
	High	Low	High	Low
First Quarter	$14.690	$8.313	$21.438	$12.063
Second Quarter	17.150	11,050	12.750	8.813
Third Quarter	12.980	10.230	10.625	8.188
Fourth Quarter	14.240	9.400	9.375	6.750

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

Item 6.   Selected Financial Data.

FREEPORT-McMoRan COPPER & GOLD INC.
SELECTED FINANCIAL AND OPERATING DATA

2001			2000		1999		1998		1997
(Financial Data in Thousands, Except Per Share Amounts)
FCX CONSOLIDATED FINANCIAL DATA
Years Ended December 31:
Revenues	$1,838,866		$1,868,610		$1,887,328		$1,757,132		$2,000,904
Operating Income	542,926	[a]	492,293	[b]	578,316	[c]	579,585	[d]	659,262	[e]
Net income applicable to common stock	76,496	[a]	39,500	[b]	100,787	[c]	118,317	[d]	208,541	[e]
Basic net income per common share	.53	[a]	.26	[b]	.62	[c]	.67	[d]	1.06	[e]
Diluted net income per common share	.53	[a]	.26	[b]	.61	[c]	.67	[d]	1.06	[e]
Dividends paid per common share	-		-		-		.20		.90
Basic average shares outstanding	143,952		153,997		163,613		175,353		196,392
Diluted average shares outstanding	144,938		154,519		164,567		175,354		197,653
At December 31:
Property, plant and equipment, net	3,457,277		3,248,710		3,381,465		3,504,221		3,558,736
Total assets	4,211,929		3,950,741		4,082,916		4,192,634		4,152,209
Long-term debt, including current portion and short-term borrowings	2,338,600		2,190,025		2,148,259		2,456,793		2,388,982
Redeemable preferred stock	462,504		475,005		487,507		500,007		500,007
Stockholders' equity	104,444		37,931		196,880		103,416		278,892

PT FREEPORT INDONESIA OPERATING DATA, Net of Rio Tinto's Interest
Copper
Production (000s of recoverable pounds)	1,393,400		1,388,100		1,428,100		1,427,300		1,166,500
Production (metric tons)	632,000		629,600		647,800		647,400		529,100
Sales (000s of recoverable pounds)	1,399,100		1,393,700		1,441,000		1,419,500		1,188,600
Sales (metric tons)	634,600		632,200		653,600		643,900		539,100
Average realized price per pound	$.69		$.82		$.75		$.73		$.94	[f]
Gold
Production (recoverable ounces)	2,634,900		1,899,500		2,379,100		2,227,700		1,798,300
Sales (recoverable ounces)	2,644,800		1,921,400		2,423,900		2,190,300		1,888,100
Average realized price per ounce	$269.24		$276.06		$276.53		$290.57		$346.14	[f]
Silver
Production (recoverable ounces)	3,771,500		3,542,400		3,444,500		3,421,200		2,568,700
Sales (recoverable ounces)	3,782,600		3,542,300		3,479,600		3,412,300		2,724,300
Average realized price per ounce	$4.80		$4.98		$5.21		$5.29		$4.68

FREEPORT-McMoRan COPPER & GOLD INC.
SELECTED FINANCIAL AND OPERATING DATA
(Continued)

	2001	2000	1999	1998	1997
ATLANTIC COPPER OPERATING DATA
Concentrate treated (metric tons)	891,100	916,300	949,400	973,900	929,700
Anodes
Production (000s of pounds)	617,300	639,100	647,100	642,400	639,800
Production (metric tons)	280,000	289,900	293,500	291,400	290,200
Sales (000s of pounds)	87,500	80,600	84,300	96,900	133,500
Sales (metric tons)	39,700	36,600	38,200	44,000	60,600
Cathodes
Production (000s of pounds)	518,700	567,900	556,600	544,800	505,600
Production (metric tons)	235,300	257,600	252,500	247,100	229,300
Sales (including wire rod and wire)
(000s of pounds)	549,800	562,300	558,500	544,300	505,300
(metric tons)	249,400	255,100	253,300	246,900	229,200
Gold sales in anodes and slimes (ounces)	831,300	605,700	792,700	678,700	532,900
Cathode cash production cost per pound before hedging	$.14	$.11	$.13	$.13	$.12

PT SMELTING OPERATING DATA[g]
Concentrate treated (metric tons)	702,900	582,200	436,000	-
Anodes
Production (000s of pounds)	479,400	383,200	279,400	-
Production (metric tons)	217,500	173,800	126,700	-
Sales (000s of pounds)	10,100	33,100	50,300	-
Sales (metric tons)	4,600	15,000	22,800	-
Cathodes
Production (000s of pounds)	468,400	349,200	200,100	-
Production (metric tons)	212,500	158,400	90,800	-
Sales (000s of pounds)	468,800	349,700	193,800	-
Sales (metric tons)	212,600	158,600	87,900	-
Cathode cash production cost per pound	$.12	$.13	$.12	-

FREEPORT-McMoRan COPPER & GOLD INC.
SELECTED FINANCIAL AND OPERATING DATA
(Continued)

	2001	2000	1999	1998	1997
PT FREEPORT INDONESIA, 100% OPERATING DATA
Ore milled (metric tons per day)	237,800	223,500	220,700	196,400	128,600
Average ore grade
Copper (percent)	1.00	1.07	1.12	1.30	1.37
Gold (grams per metric ton)	1.41	1.10	1.37	1.49	1.51
Gold (ounce per metric ton)	.045	.035	.044	.048	.049
Silver (grams per metric ton)	3.20	2.97	2.78	3.17	3.11
Silver (ounce per metric ton)	.103	.095	.089	.102	.100
Recovery rates (percent)
Copper	86.9	88.2	84.6	86.9	85.4
Gold	89.5	84.3	83.7	85.3	81.4
Silver	59.0	60.0	63.4	71.8	65.6
Copper
Production (000s of recoverable pounds)	1,594,200	1,636,700	1,630,700	1,721,300	1,166,500
Production (metric tons)	723,100	742,400	739,700	780,800	529,100
Sales (000s of recoverable pounds)	1,600,900	1,643,500	1,647,800	1,706,700	1,188,600
Sales (metric tons)	726,200	745,500	747,400	774,100	539,100
Gold (recoverable ounces)
Production	3,488,100	2,362,600	2,993,100	2,839,700	1,798,300
Sales	3,498,300	2,387,300	3,047,100	2,774,700	1,888,100
Silver (recoverable ounces)
Production	4,264,300	3,833,200	3,781,300	4,040,600	2,568,700
Sales	4,280,400	3,847,700	3,829,400	4,008,000	2,724,300

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
  Amounts were $0.90 for copper and $326.08 for gold before hedging adjustments.
  PT Smelting is 25 percent owned by PT Freeport Indonesia and began operations in the fourth quarter of 1998. Amounts were insignificant for 1998.

            Our ratio of earnings to fixed charges was as follows for the years presented.
	Years Ended December 31,
	2001	2000	1999	1998	1997
Ratio of earnings to fixed charges	2.9x	2.3x	2.9x	2.5x	3.8x
Ratio of earnings to fixed charges and preferred stock dividends	2.1x	1.7x	2.2x	1.9x	2.8x

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

            We have two operating segments: "mining and exploration" and "smelting and refining." Our mining and exploration segment includes PT Freeport Indonesia's copper and gold mining operations in Indonesia and our Indonesian exploration activities. Our smelting and refining segment includes Atlantic Copper's operations in Spain. Summary operating income (loss) data by segment follows (in millions):
	Years Ended December 31,
	2001	2000	1999
Mining and exploration	$563.5	$490.0	$609.6
Smelting and refining	(16.0)	(1.7)	1.6
Intercompany eliminations and other	(4.6)	4.0	(32.9)
Operating income[a]	$542.9	$492.3	$578.3

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

MINING AND EXPLORATION OPERATIONS

            A summary of changes in PT Freeport Indonesia revenues follows (in millions):
	2001	2000
Revenues - prior year	$1,413.1	$1,464.8
Sales volumes:
Copper	4.4	(35.3)
Gold	199.7	(139.0)
Price realizations:
Copper	(176.3)	96.2
Gold	(18.0)	(0.9)
Adjustments, primarily for copper pricing on prior year open sales	(3.9)	7.8
Treatment charges, royalties and other	(4.9)	19.5
Revenues - current year	$1,414.1	$1,413.1

Gross Profit Per Pound of Copper (cents)
	Years Ended December 31,
	2001	2000	1999
Average realized price	69.0	81.6	74.7
Production costs:
Site production and delivery	38.8	42.7	36.5
Gold and silver credits	(51.9)	(39.3)	(47.8)
Treatment charges	18.2	18.2	18.9
Royalty on metals	1.7	1.4	1.6
Cash production costs	6.8	23.0	9.2
Depreciation and amortization	18.0	18.0	18.0
Total production costs	24.8	41.0	27.2
Adjustments, primarily for copper pricing on prior year open sales	0.1	0.1	(0.5)
Gross profit per pound of copper	44.3	40.7	47.0

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

            For 2001, PT Freeport Indonesia changed the estimated depreciable lives of certain of its assets, primarily its power generation assets, which decreased depreciation expense for 2001, and had increased estimates of future development costs related to its undeveloped ore bodies, which increased depreciation expense for 2001. These mostly offsetting changes resulted from a review of recent operating history and current maintenance practices, and from our updated comprehensive mine development plan. PT Freeport Indonesia's depreciation rate of 18.0 cents per pound for 2001 remained unchanged from 2000, but is expected to be approximately 15 cents per pound for 2002 primarily because of a change in its depreciation methodology (see "Note 1. Summary of Significant Accounting Policies").

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

            Atlantic Copper Operating Results
	Years Ended December 31,
	2001	2000	1999
Cash margin (in millions)	$25.7	$52.6	$57.5
Operating income (loss) (in millions)	$(16.0)	$(1.7)	$1.6
Concentrate treated (metric tons)	891,100	916,300	949,400
Anode production (000s of pounds)	617,300	639,100	647,100
Cathode, wire rod and wire sales (000s of pounds)	549,800	562,300	558,500
Gold sales in anodes and slimes (ounces)	831,300	605,700	792,700

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

            PT Smelting Operating Results (in millions)
	Years Ended December 31,
	2001	2000	1999
Equity in PT Smelting losses	$5.1	$13.6	$10.1
PT Freeport Indonesia profits (recognized) deferred	$(6.2)	$2.0	$8.0
PT Freeport Indonesia sales to PT Smelting	$374.1	$343.3	$252.6

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

Investing Activities
            As part of our 2001 refinancing transactions discussed below, we sold $603.8 million of 81/4% Convertible Senior Notes due January 2006. The terms of these notes required that we use $139.8 million of the proceeds to purchase a portfolio of U.S. government securities, which secure and will be used to pay for the first six scheduled interest payments on the notes. The notes are otherwise unsecured.

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

Financing Activities
            In August 2001, we sold $603.8 million of 81/4% Convertible Senior Notes due January 2006 (Convertible Notes) for net proceeds of $582.6 million. The net proceeds after purchasing the portfolio of U.S. government securities discussed above were used to repay outstanding amounts under our bank credit facilities.

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
  Revised Debt and Redeemable Preferred Stock Maturities.  Below is a summary of our debt and redeemable preferred stock maturities, including the Nusamba loan that we repaid in February 2002, based on loan balances as of December 31, 2001, and gold and silver prices (which determine the preferred stock redemption amounts) as of December 31, 2001 (in millions):
	2002	2003	2004	2005	2006	Thereafter
Amended bank credit facilities	$-	$-	$-	$222.0	$-	$-
Nusamba loan [a]	-	-	-	253.4	-	-
Infrastructure financings and equipment loans	113.6	57.7	63.1	46.0	48.3	190.4
7.20% Senior Notes due 2026 [b]	-	250.0	-	-	-	-
7.50% Senior Notes due 2006 [c]	-	-	-	-	200.0	-
Convertible Notes	-	-	-	-	603.8	-
Atlantic Copper facilities and other	91.8	20.1	10.1	24.1	24.1	120.1

Total debt maturities	205.4	327.8	73.2	545.5	876.2	310.5
Redeemable preferred stock [d]	10.8	176.7	10.8	10.8	129.7	-

Total maturities	$216.2	$504.5	$84.0	$556.3	$1,005.9	$310.5

  We repaid the Nusamba loan on February 27, 2002, as provided for under our amended bank credit facilities.
  Although due in 2026, the holders of the 7.20% senior notes may, and are expected to, elect early repayment in November 2003.
  Due November 15, 2006.
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
	Gold				Silver
	Redemption		Carrying	Dividend	Redemption		Carrying	Dividend
	Ounces	Amount	Value	Amount	Ounces	Amount	Value	Amount
2002	-	$-	$-	$9.7	2,380,000	$10.8	$12.5	$2.1
2003	600,000	165.9	232.6	8.2	2,380,000	10.8	12.5	1.7
2004	-	-	-	3.9	2,380,000	10.8	12.5	1.2
2005	-	-	-	3.9	2,380,000	10.8	12.5	0.8
2006	430,000	118.9	167.4	1.0	2,380,000	10.8	12.5	0.3

		$284.8	$400.0			$54.0	$62.5

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
	2002	2003	2004	2005	2006	Thereafter	Fair Value
Long-term debt:
Fixed rate	$6.5	$259.3	$11.7	$-	$803.8	$-	$1,103.8
Average interest rate	10.0%	7.3%	10.0%	-	8.1%	-	7.9%
Variable rate	$198.9	$68.5	$61.5	$545.5	$72.4	$310.5	$1,257.3
Average interest rate	7.0%	9.3%	9.9%	6.5%	8.5%	9.9%	7.9%
Interest rate swaps:
Amount	$59.6	$51.5	$41.5	$-	$-	$-	$(3.3)
Average interest rate	7.3%	5.7%	6.0%	-	-	-	6.6%

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

Item 8.   Financial Statements and Supplementary Data.

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
/s/ James R. Moffett	/s/ Richard C. Adkerson

James R. Moffett	Richard C. Adkerson
Chairman of the Board and Chief Executive Officer	President and Chief Financial Officer

FREEPORT-McMoRan COPPER & GOLD INC.

STATEMENTS OF INCOME

	Years Ended December 31,
	2001	2000	1999
	(In Thousands, Except Per Share Amounts)
Revenues	$1,838,866	$1,868,610	$1,887,328
Cost of sales:
Production and delivery	943,439	1,012,962	934,549
Depreciation and amortization	283,889	283,556	293,213

Total cost of sales	1,227,328	1,296,518	1,227,762
Exploration expenses	9,190	8,849	10,626
General and administrative expenses	59,422	70,950	70,624

Total costs and expenses	1,295,940	1,376,317	1,309,012

Operating income	542,926	492,293	578,316
Equity in PT Smelting losses	(5,137)	(13,593)	(10,074)
Interest expense, net	(173,595)	(205,346)	(194,069)
Other income (expense), net	(5,418)	(114)	6,661

Income before income taxes and minority interests	358,776	273,240	380,834
Provision for income taxes	(202,979)	(159,573)	(195,653)
Minority interests in net income of consolidated subsidiaries	(42,772)	(36,680)	(48,714)

Net income	113,025	76,987	136,467
Preferred dividends	(36,529)	(37,487)	(35,680)

Net income applicable to common stock	$76,496	$39,500	$100,787

Net income per share of common stock:
Basic	$.53	$.26	$.62

Diluted	$.53	$.26	$.61

Average common shares outstanding:
Basic	143,952	153,997	163,613

Diluted	144,938	154,519	164,567

The accompanying Notes to Financial Statements are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999

	(In Thousands)
Cash flow from operating activities:
Net income	$113,025	$76,987	$136,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283,889	283,556	293,213
Deferred income taxes	67,086	49,154	60,104
Minority interests' share of net income	42,772	36,680	48,714
Equity in PT Smelting losses	5,137	13,593	10,074
Change in deferred mining costs	(29,444)	28	11,597
Provision for inventory obsolescence	6,000	6,000	1,500
Other	(1,977)	8,812	18,387
Decreases (increases) in working capital:
Accounts receivable	31,750	17,955	42,062
Inventories	20,844	(39,624)	(52,854)
Prepaid expenses and other	8,355	5,407	(6,757)
Accounts payable and accrued liabilities	(5,289)	57,830	(15,606)
Rio Tinto share of joint venture cash flows	(37,743)	34,342	138
Accrued income taxes	4,578	(34,700)	21,745

Decrease (increase) in working capital	22,495	41,210	(11,272)

Net cash provided by operating activities	508,983	516,020	568,784

Cash flow from investing activities:
Purchase of restricted investments	(139,762)	-	-
PT Freeport Indonesia capital expenditures	(156,373)	(156,199)	(151,015)
Atlantic Copper capital expenditures	(10,599)	(14,760)	(6,423)
Investment in PT Smelting	-	(5,717)	(3,384)
Other	5,930	(4,538)	796

Net cash used in investing activities	(300,804)	(181,214)	(160,026)

Cash flow from financing activities:
Net proceeds from sale of convertible senior notes	582,619	-	-
Proceeds from other debt	112,953	354,634	513,241
Repayments of debt	(821,218)	(372,681)	(831,453)
Purchases of FCX common shares	(3,436)	(199,945)	(7,921)
Partial redemption of preferred stock	(10,386)	(11,893)	(11,946)
Cash dividends paid:
Preferred stock	(36,612)	(37,713)	(38,019)
Minority interests	(6,786)	(51,923)	(13,674)
Loans to Nusamba	(5,548)	(12,379)	(18,263)
Amended bank credit facilities fees	(20,743)	-	-
Other	597	(1,636)	98

Net cash used in financing activities	(208,560)	(333,536)	(407,937)

Net increase (decrease) in cash and cash equivalents	(381)	1,270	821
Cash and cash equivalents at beginning of year	7,968	6,698	5,877

Cash and cash equivalents at end of year	$7,587	$7,968	$6,698

Interest paid	$160,128	$211,352	$194,546

Income taxes paid	$139,448	$136,984	$113,804

The accompanying Notes to Financial Statements, which include information in Notes 1, 2, 5, 6 and 11 regarding noncash transactions, are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
BALANCE SHEETS
	December 31,
	2001	2000
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$7,587	$7,968
Restricted investments	49,809	-
Accounts receivable:
Customers	103,235	128,198
Other	15,376	20,887
Inventories:
Product	132,821	158,868
Materials and supplies	236,367	241,739
Prepaid expenses and other	3,075	11,462

Total current assets	548,270	569,122
Property, plant and equipment, net	3,457,277	3,248,710
Restricted investments	92,079	-
Investment in PT Smelting	57,194	56,154
Other assets	57,109	76,755

Total assets	$4,211,929	$3,950,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$307,526	$301,639
Current portion of long-term debt and short-term borrowings	205,420	202,294
Rio Tinto share of joint venture cash flows	33,646	78,706
Unearned customer receipts	33,422	28,688
Accrued interest payable	31,394	11,569
Accrued income taxes	17,019	11,016

Total current liabilities	628,427	633,912
Long-term debt, less current portion	2,133,180	1,987,731
Accrued postretirement benefits and other liabilities	119,404	112,831
Deferred income taxes	671,015	599,536
Minority interests	92,955	103,795
Redeemable preferred stock	462,504	475,005
Stockholders' equity:
Step-up convertible preferred stock	349,990	349,990
Class A common stock, par value $0.10, 97,146,428 shares and 97,071,944 shares issued and outstanding, respectively	9,715	9,707
Class B common stock, par value $0.10, 121,744,654 shares and 121,687,529 shares issued and outstanding, respectively	12,174	12,169
Capital in excess of par value of common stock	660,329	657,239
Retained earnings	407,397	330,901
Accumulated other comprehensive income (loss)	(1,184)	10,244
Common stock held in treasury - 74,915,457 shares and 74,718,076 shares, at cost, respectively	(1,333,977)	(1,332,319)

Total stockholders' equity	104,444	37,931

Total liabilities and stockholders' equity	$4,211,929	$3,950,741

The accompanying Notes to Financial Statements are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Step-up convertible preferred stock:
Representing 13,999,600 shares	$349,990	$349,990	$349,990

Class A common stock:
Balance at beginning of year representing 97,071,944 shares	9,707	9,707	9,707
Issued restricted stock representing 74,484 shares	8	-	-

Balance at end of year representing 97,146,428 shares in 2001 and 97,071,944 shares in 2000 and 1999	9,715	9,707	9,707

Class B common stock:
Balance at beginning of year representing 121,687,529 shares in 2001, 121,540,842 shares in 2000 and 121,453,497 shares in 1999	12,169	12,154	12,145
Exercised stock options representing 57,125 shares in 2001, 146,687 shares in 2000 and 87,345 shares in 1999	5	15	9

Balance at end of year representing 121,744,654 shares in 2001, 121,687,529 shares in 2000 and 121,540,842 shares in 1999	12,174	12,169	12,154

Capital in excess of par value of common stock:
Balance at beginning of year	657,239	652,100	650,746
Exercised stock options	899	2,199	1,354
Restricted stock grants	2,191	2,940	-

Balance at end of year	660,329	657,239	652,100

Retained earnings:
Balance at beginning of year	330,901	291,401	190,614
Net income	113,025	76,987	136,467
Dividends on preferred stock	(36,529)	(37,487)	(35,680)

Balance at end of year	407,397	330,901	291,401

Accumulated other comprehensive income (loss):
Balance at beginning of year	10,244	10,244	10,244
Other comprehensive income (loss), net of taxes:
Cumulative effect of change in accounting for derivatives	(982)	-	-
Change in unrealized derivatives' fair value	(14,920)	-	-
Reclass to earnings of net realized derivative losses	4,474	-	-

Balance at end of year	(1,184)	10,244	10,244

Common stock held in treasury:
Balance at beginning of year representing 74,718,076 shares in 2001, 55,115,819 shares in 2000 and 54,217,541 shares in 1999	(1,332,319)	(1,128,716)	(1,120,030)
Shares purchased representing 194,000 shares in 2001, 19,493,300 shares in 2000 and 844,200 shares in 1999	(1,620)	(201,761)	(7,765)
Tender of 3,381 shares in 2001, 108,957 shares in 2000, and 54,078 shares in 1999 to FCX to exercise stock options	(38)	(1,842)	(921)

Balance at end of year representing 74,915,457 shares in 2001, 74,718,076 shares in 2000 and 55,115,819 shares in 1999	(1,333,977)	(1,332,319)	(1,128,716)

Total stockholders' equity	$104,444	$37,931	$196,880

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

Net income	$113,025
Other comprehensive income (loss):
Cumulative effect of change in accounting for derivatives, no tax effect	(982)
Change in unrealized derivatives' fair value (net of taxes of $1.2 million)	(14,920)
Reclass to earnings (net of taxes of $0.3 million)	4,474

Total comprehensive income	$101,597

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

            Options with exercise prices greater than the average market price of the common stock during the year were excluded from the computation of diluted net income per share of common stock. This amounted to options for 11.0 million shares in 2001, 11.4 million shares in 2000 and 11.0 million shares in 1999 at average exercise prices of $22 per share. FCX's Step-Up Convertible Preferred Stock and its 81/4% Convertible Senior Notes issued in August 2001 were not included in the computation of diluted net income per share of common stock because including the conversion of these instruments would have increased net income per share of common stock. The preferred stock was convertible into 11.7 million shares of common stock and accrued dividends totaled $24.5 million in 2001, $24.5 million in 2000 and $22.2 million in 1999. The senior notes were convertible into a weighted average 17.0 million shares of common stock and accrued interest totaled $20.3 million for 2001.

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

NOTE 3.   INVENTORIES
The components of product inventories follow (in thousands):
		December 31,
		2001	2000
PT Freeport Indonesia:	Concentrates - Average Cost	$6,562	$7,779
Atlantic Copper:	Concentrates - FIFO	63,469	110,591
	Work in process - FIFO	59,929	33,938
	Finished goods - FIFO	2,861	6,560

Total product inventories		$132,821	$158,868

            The average cost method was used to determine the cost of essentially all materials and supplies inventory. Materials and supplies inventory is net of obsolescence reserves totaling $17.1 million at December 31, 2001, and $16.8 million at December 31, 2000.

NOTE 4.   PROPERTY, PLANT AND EQUIPMENT, NET
The components of net property, plant and equipment follow (in thousands):
	December 31,
	2001	2000
Exploration, development and other	$1,263,722	$968,246
Buildings and infrastructure	1,228,034	1,206,404
Machinery and equipment	1,709,629	1,669,552
Mobile equipment	516,686	508,788
Infrastructure assets	570,441	572,884
Construction in progress	244,239	183,583

Property, plant and equipment	5,532,751	5,109,457
Accumulated depreciation and amortization	(2,123,064)	(1,878,893)
Deferred mining costs	47,590	18,146

Property, plant and equipment, net	$3,457,277	$3,248,710

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

NOTE 5.   LONG-TERM DEBT
	December 31,
	2001	2000
	(In Thousands)
Notes Payable:
FCX and PT Freeport Indonesia credit facilities, average rate 6.6% in 2001 and 8.2% in 2000	$222,000	$760,000
Nusamba loan (Note 2)	253,371	-
Atlantic Copper facility, average rate 6.4% in 2001 and 8.3% in 2000	182,805	194,824
Atlantic Copper working capital revolver, average rate 4.8% in 2001 and 7.2% in 2000	40,000	38,900
Atlantic Copper deferral loan, average rate 6.6% in 2001 and 9.0% in 2000	30,000	25,000
Equipment loans	61,194	65,656
Other notes payable and short-term borrowings	37,810	24,637
Senior Notes:
8 1/4% Convertible Senior Notes due 2006	603,750	-
7.50% Senior Notes due 2006	200,000	200,000
7.20% Senior Notes due 2026	250,000	250,000
9 3/4% Senior Notes due 2001	-	120,000
Infrastructure asset financings, average rate 10.5% in 2001 and 12.1% in 2000	457,670	511,008

	2,338,600	2,190,025
Less current portion and short-term borrowings	205,420	202,294

	$2,133,180	$1,987,731

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

Senior Notes.  In August 2001, FCX sold $603.8 million of 81/4% Convertible Senior Notes due January 2006 for net proceeds of $582.6 million. Interest on the notes is payable semiannually on January 31 and July 31 of each year. FCX may redeem some or all of the notes at any time after July 31, 2004, at specified redemption prices. A portion of the net proceeds was used to purchase $139.8 million of U.S. government securities, which secure and will be used to pay for the first six scheduled interest payments on the notes. The notes are otherwise unsecured. The remaining net proceeds were used to repay outstanding amounts under the FCX/PT Freeport Indonesia bank credit facilities.

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

            From December 1993 to March 1997, PT Freeport Indonesia sold $270.0 million of infrastructure assets to joint ventures owned one-third by PT Freeport Indonesia and two-thirds by PT ALatieF Nusakarya Corporation (ALatieF), an Indonesian investor. Funding for the purchases consisted of $90.0 million in equity contributions by the joint venture partners, a $60.0 million bank loan and FCX's 93/4% Senior Notes, which were repaid in 2001. PT Freeport Indonesia subsequently sold its one-third interest in the joint ventures to ALatieF in March 1997. In September 1998, PT Freeport Indonesia reacquired for $30 million an aggregate one-third interest in the joint ventures. During 2000, PT Freeport Indonesia purchased the remaining interest in the joint ventures for $25.9 million cash and the assumption of $34.1 million of bank debt. The balance of the original $60.0 million bank loan totaled $30.8 million at December 31, 2001, and $35.1 million at December 31, 2000, and the balance of the bank debt assumed during 2000 totaled $27.4 million at December 31, 2001, and $32.7 million at December 31, 2000.

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

            Awards granted under all of the plans generally expire 10 years after the date of grant. Awards for 4.6 million shares under the 1999 Plan, 1.3 million shares under the Director Plan and no shares under the 1995 Plan were available for new grants as of December 31, 2001. A summary of stock options outstanding, including 0.6 million SARs, follows:
	2001		2000		1999
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	Of	Option	of	Option	of	Option
	Options	Price	Options	Price	Options	Price

Balance at January 1	15,066,702	$19.14	14,060,224	$19.23	11,430,582	$21.98
Granted	1,384,228	11.42	1,967,054	17.57	3,965,500	11.48
Exercised	(57,125)	10.46	(146,687)	14.78	(87,345)	15.28
Expired/Forfeited	(682,109)	17.91	(813,889)	17.69	(1,248,513)	20.08

Balance at December 31	15,711,696	18.55	15,066,702	19.14	14,060,224	19.23

            In 1998, two FCX executive officers were granted stock options under the 1995 Plan to purchase a total of 2.6 million shares of FCX stock at $19.03 per share. The options may be exercised at any time through March 2006 and were granted in return for a five-year cap on their cash incentive compensation. Summary information of stock options outstanding at December 31, 2001, excluding SARs, follows:
	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Of	Remaining	Option	Of	Option
Range of Exercise Prices	Options	Life	Price	Options	Price

$9.09 to $12.66	4,131,625	8 years	$10.30	1,598,125	$9.93
$13.78 to $20.48	8,556,096	7 years	18.49	7,317,146	18.78
$20.76 to $30.44	899,281	5 years	27.89	899,281	27.89
$32.06 to $35.50	1,545,875	4 years	35.21	1,545,875	35.21
	15,132,877			11,360,427

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

NOTE 8.   INCOME TAXES
The components of FCX's deferred taxes follow (in thousands):
	December 31,
	2001	2000
Deferred tax asset:
Foreign tax credits	$286,130	$255,500
U.S. alternative minimum tax credits	70,644	65,294
Atlantic Copper net operating loss carryforwards	84,492	72,702
Intercompany profit elimination	11,085	15,644
Valuation allowance	(441,266)	(393,496)

Total deferred tax asset	11,085	15,644

Deferred tax liability:
Property, plant and equipment	(587,143)	(552,869)
Undistributed earnings in PT Freeport Indonesia	(60,700)	(35,375)
Other	(34,257)	(26,936)

Total deferred tax liability	(682,100)	(615,180)

Net deferred tax liability	$(671,015)	$(599,536)

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

            PT Freeport Indonesia's Indonesian income tax returns have been audited through 1994 and the 1997 and 1998 returns are currently under examination. FCX's provision for income taxes consists of the following (in thousands):
	2001	2000	1999
Current income taxes:
Indonesian	$129,962	$106,587	$127,828
United States and other	5,931	3,832	7,721

	135,893	110,419	135,549
Deferred Indonesian taxes	67,086	49,154	60,104

	$202,979	$159,573	$195,653

            Differences between income taxes computed at the contractual Indonesian tax rate and income taxes recorded follow (dollars in thousands):
	2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes computed at the contractual Indonesian tax rate	$125,572	35%	$95,634	35%	$133,292	35%
Indonesian withholding tax on:
Earnings/dividends	25,652	7	18,095	6	23,878	6
Interest	1,899	1	2,776	1	2,829	-
Increase (decrease) attributable to:
Intercompany interest expense	(6,153)	(2)	(7,168)	(3)	(11,444)	(3)
Parent company costs	32,083	9	28,981	11	37,568	10
U.S. alternative minimum tax	5,800	2	4,600	2	7,400	2
Atlantic Copper net loss (income)	15,075	4	10,467	4	(1,836)	-
Other, net	3,051	1	6,188	2	3,966	1

Provision for income taxes	$202,979	57%	$159,573	58%	$195,653	51%

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
	Pension Benefits				Other Benefits
			PT Freeport
	FCX Plan		Indonesia Plan		FCX
	2001	2000	2001	2000	2001	2000
Change in benefit obligation:
Benefit obligation at beginning of year	$(17,718)	$(13,581)	$(12,720)	$(14,056)	$(842)	$(860)
Service cost	-	(301)	(1,072)	(1,056)	(71)	(15)
Interest cost	(756)	(896)	(1,237)	(1,070)	(105)	(30)
Plan amendment	616	-	(2,590)	-	-	-
Curtailment loss	-	(1,000)[a]	-	-	-	-
Actuarial gains (losses)	-	(2,979)	(2,563)	(1,078)	(821)	7
Foreign exchange gain	-	-	1,154	3,640	-	-
Participant contributions	-	-	-	-	(40)	-
Benefits paid	722	1,039	494	900	125	56

Benefit obligation at end of year	(17,136)	(17,718)	(18,534)	(12,720)	(1,754)	(842)

Change in plan assets:
Fair value of plan assets at beginning of year	10,189	10,704	7,279	6,920	-	-
Actual return on plan assets	279	524	1,194	673	-	-
Employer/participant contributions	3,000	-	1,957	2,491	125	56
Foreign exchange loss	-	-	(680)	(1,905)	-	-
Benefits paid	(722)	(1,039)	(494)	(900)	(125)	(56)

Fair value of plan assets at end of year	12,746	10,189	9,256	7,279	-	-

Funded status	(4,390)	(7,529)	(9,278)	(5,441)	(1,754)	(842)
Unrecognized net actuarial (gain) loss	-	-	4,089	2,080	(361)	(1,239)
Unrecognized prior service cost	-	-	4,120	1,937	(249)	(291)
Minimum liability adjustment	-	-	(741)	-	-	-

Accrued benefit cost	$(4,390)	$(7,529)	$(1,810)	$(1,424)	$(2,364)	$(2,372)

Weighted-average assumptions (percent):
Discount rate	N/A [a]	N/A [a]	11.00	11.00	7.25	7.50
Expected return on plan assets	N/A [a]	N/A [a]	12.00	12.00	-	-
Rate of compensation increase	N/A [a]	N/A [a]	9.00	9.00	-	-
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

The initial health care cost trend rate used for the other benefits was 11 percent for 2002, decreasing ratably each year until reaching 5 percent in 2008. A one-percentage-point increase or decrease in assumed health care cost trend rates would not have a significant impact on total service or interest cost. The components of net periodic benefit cost for FCX's plans follow (in thousands):
	Pension Benefits			Other Benefits
	2001	2000	1999	2001	2000	1999
Service cost	$-	$301	$852	$71	$15	$42
Interest cost	756	896	905	105	30	60
Curtailment loss	-	1,000	-	-	-	-
Expected return on plan assets	(279)	(884)	(672)	-	-	-
Amortization of prior service cost	-	(633)	(147)	(42)	(42)	(47)
Amortization of net actuarial gain	-	(109)	(227)	(56)	(15)	(147)
Amortization of transition asset	-	(29)	(58)	-	-	-

Net periodic benefit cost	$477	$542	$653	$78	$(12)	$(92)

            The components of net periodic benefit cost for PT Freeport Indonesia's plan follow (in thousands):
	2001	2000	1999
Service cost	$1,072	$1,056	$1,061
Interest cost	1,237	1,070	2,688
Expected return on plan assets	(887)	(810)	(1,199)
Amortization of prior service cost	237	291	315
Amortization of net actuarial loss	63	-	-

Net periodic benefit cost	$1,722	$1,607	$2,865

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
	2001	2000	1999
Change in benefit obligation:
Benefit obligation at beginning of year	$60,599	$63,788	$72,300
Interest cost	4,932	6,883	7,102
Foreign exchange gain	(2,559)	(4,104)	(8,840)
Benefits paid	(5,739)	(5,968)	(6,774)

Benefit obligation at end of year	$57,233	$60,599	$63,788

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

	2001		2000
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Commodity contracts:
Open contracts in asset position	$94	$94	$-	$85
Redeemable preferred stock (Note 6)	(462,504)	(254,219)	(475,005)	(201,910)
Concentrate sales contracts-embedded derivatives	1,154	1,154	-	-
Foreign exchange contracts:
$U.S./euro	(14,832)	(14,832)	(11,514)	(11,514)
$U.S./Australian dollar	-	-	(2,244)	(2,244)
$U.S./Indonesian rupiah	4,754	4,754	27	27
Long-term debt (Note 5)	(2,338,600)	(2,361,077)	(2,190,025)	(2,076,672)
Interest rate swap contracts	(3,259)	(3,259)	-	(982)

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
	2001	2000	1999
FCX:
Silver-Denominated preferred stock	$2.1	$0.6	$0.6
PT Freeport Indonesia:
Foreign currency exchange contracts	(0.7)	(5.3)	3.1
Forward copper contracts	-	1.7	0.8
Concentrate sales contracts embedded derivatives	(36.4)	- [a]	- [a]
Interest rate contracts	-	-	(0.3)
Atlantic Copper:
Foreign currency exchange contracts	(3.0)	(16.4)	(14.9)
Forward copper contracts	4.7	0.1	(2.4)
Interest rate contracts	(1.1)	0.9	(0.8)
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
	Mining		Smelting
	and		And	Eliminations	FCX
	Exploration		Refining	and Other	Total

	(In Thousands)
2001
Revenues	$1,414,114	[a]	$758,282	$(333,530)	$1,838,866
Production and delivery	545,858		738,618	(341,037)[b]	943,439
Depreciation and amortization	251,835		27,262	4,792	283,889
Exploration expenses	8,496		-	694	9,190
General and administrative expenses	44,470		8,384	6,568	59,422

Operating income (loss)	$563,455		$(15,982)	$(4,547)	$542,926

Interest expense, net	$95,238		$25,279	$53,078	$173,595

Provision for income taxes	$170,013		$-	$32,966	$202,979

Capital expenditures	$154,396		$10,599	$1,977	$166,972

Total assets	$3,191,053		$649,422 [c]	$371,454	$4,211,929

2000
Revenues	$1,413,099	[a]	$768,814	$(313,303)	$1,868,610
Production and delivery	608,107		734,083	(329,228)[b]	1,012,962
Depreciation and amortization	250,864		27,989	4,703	283,556
Exploration expenses	7,318		-	1,531	8,849
General and administrative expenses	56,779		8,426	5,745	70,950

Operating income (loss)	$490,031		$(1,684)	$3,946	$492,293

Interest expense, net	$133,804		$25,411	$46,131	$205,346

Provision for income taxes	$131,442		$-	$28,131	$159,573

Capital expenditures	$155,187		$20,477	$1,012	$176,676

Total assets	$3,290,026		$677,851 [c]	$(17,136)	$3,950,741

	Mining and Exploration		Smelting And Refining		Eliminations and Other	FCX Total

	(In Thousands)
1999
Revenues	$1,464,811	[a]	$764,466		$(341,949)	$1,887,328
Production and delivery	534,119		723,966		(323,536)[b]	934,549
Depreciation and amortization	259,372		29,373		4,468	293,213
Exploration expenses	9,330		-		1,296	10,626
General and administrative expenses	52,410		9,572		8,642	70,624

Operating income (loss)	$609,580		$1,555		$(32,819)	$578,316

Interest expense, net	$137,787		$27,020		$29,262	$194,069

Provision for income taxes	$175,581		$-		$20,072	$195,653

Capital expenditures	$150,596		$9,807		$419	$160,822

Total assets	$3,432,068		$709,432	[c]	$(58,584)	$4,082,916

  Includes PT Freeport Indonesia sales to PT Smelting totaling $374.1 million in 2001, $343.3 million in 2000 and $252.6 million in 1999.
  Includes (recognition) deferrals of intercompany profits on 25 percent of PT Freeport Indonesia's sales to PT Smelting, for which the final sale has not occurred, totaling $(6.2) million in 2001, $2.0 million in 2000 and $8.0 million in 1999.
  Includes PT Freeport Indonesia's equity investment in PT Smelting totaling $57.2 million at December 31, 2001, $56.2 million at December 31, 2000 and $66.1 million at December 31, 1999.

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

            FCX revenues attributable to various countries based on the location of the customer follow (in thousands):
	2001	2000	1999
Indonesia (PT Smelting)	$374,050	$343,293	$252,586
Spain	357,865	371,665	328,720
Japan	283,577	302,040	358,556
Switzerland	221,865	199,419	219,250
United States	146,338	92,411	187,731
Others	455,171	559,782	540,485

Total	$1,838,866	$1,868,610	$1,887,328

            FCX revenues attributable to the products it produces follow (in thousands):
	2001	2000	1999
Copper in concentrates[a]	$548,821	$682,347	$618,229
Gold in concentrates	544,694	413,581	504,417
Silver in concentrates	14,207	13,544	14,336
Refined copper products	544,889	599,685	548,365
Gold and silver in slimes	189,142	153,420	196,217
Royalties	(24,302)	(20,162)	(20,502)
Other	21,415	26,195	26,266
	$1,838,866	$1,868,610	$1,887,328

a.	Amounts are net of treatment and refining charges totaling $200.3 million for 2001, $202.0 million for 2000 and $214.1 million for 1999.

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
		Average Ore Grade Per Metric Ton					Proven and Probable Recoverable Reserves
Year-End	Ore	Copper	Gold		Silver		Copper	Gold	Silver
	(Thousand	(%)	(Grams)	(Ounces)	(Grams)	(Ounces)	(Billions	(Millions	(Millions
	Metric Tons)						of Lbs.)	of Ozs.)	of Ozs.)
1997	2,166,212	1.20	1.20	.039	3.95	.127	47.1	62.7	138.4
1998	2,475,478	1.13	1.05	.034	3.83	.123	51.3	64.2	153.1
1999	2,395,175	1.13	1.05	.034	3.85	.124	49.9	61.6	148.8
2000	2,514,532	1.10	1.04	.033	3.40	.109	50.9	63.7	139.6
2001	2,583,883	1.13	1.05	.034	3.72	.120	52.5	64.5	151.6

		Average Ore Grade Per Metric Ton					Proven and Probable Recoverable Reserves
Year-End	Ore	Copper	Gold		Silver		Copper	Gold	Silver
	(Thousand	(%)	(Grams)	(Ounces)	(Grams)	(Ounces)	(Billions	(Millions	(Millions
	Metric Tons)						of Lbs.)	of Ozs.)	of Ozs.)
By ore body at December 31, 2001:
Developed and producing:
Grasberg open pit	946,878	1.03	1.24	.040	2.45	.079	17.6	30.7	37.3
Deep Ore Zone	168,881	0.97	0.71	.023	5.28	.170	3.0	3.0	14.3
Intermediate
Ore Zone	3,649	1.24	0.24	.008	8.33	.268	0.1	-	0.5
Undeveloped:
Grasberg block cave	782,455	1.15	0.91	.029	2.90	.093	16.3	17.6	36.5
Kucing Liar	422,956	1.33	1.22	.039	6.04	.194	9.9	8.5	38.4
Erstsberg Stockwork
Zone	100,731	0.55	0.80	.026	1.75	.056	1.0	2.0	2.8
Mill Level Zone	50,333	1.40	1.04	.033	4.88	.157	1.3	1.3	3.9
Big Gossan	37,349	2.69	1.02	.033	16.42	.528	1.8	0.9	9.9
Dom Block Cave	43,651	1.10	0.31	.010	5.94	.191	0.8	0.3	4.1
Dom open pit	27,000	1.80	0.43	.014	9.60	.309	0.7	0.2	3.9
Total	2,583,883	1.13	1.05	.034	3.72	.120	52.5	64.5	151.6

PT Freeport Indonesia's share							39.4	50.2	114.5

FCX's equity share[a]							35.7	45.5	103.8

a.	Reflects FCX's 90.6 percent ownership interest (see Note 2).

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

	PT Freeport Indonesia			FCX
Year-End	Copper	Gold	Silver	Copper	Gold	Silver
	(Billions	(Millions	(Millions	(Billions	(Millions	(Millions
	of Lbs.)	of Ozs.)	of Ozs.)	of Lbs.)	of Ozs.)	of Ozs.)
1997	37.8	51.3	111.3	32.5	44.0	95.6
1998	40.0	51.6	119.1	34.3	44.3	102.3
1999	38.7	49.5	115.3	33.2	42.5	99.0
2000	38.9	50.3	108.5	33.4	43.2	93.2
2001	39.4	50.2	114.5	35.7[a]	45.5[a]	103.8[a]

a.	Reflects FCX's 90.6 percent ownership interest (see Note 2).

NOTE 14.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
		Operating		Net Income (Loss) Applicable to		Net Income (Loss) Per Share
	Revenues	Income		Common Stock		Basic		Diluted
	(In Thousands, Except Per Share Amounts)
2001
1st Quarter	$447,087	$166,884		$38,039		$.26		$.26
2nd Quarter	538,259	175,675		36,292		.25		.25
3rd Quarter	441,238	110,913		4,248		.03		.03
4th Quarter	412,282	89,454	[a]	(2,083	) [a]	(.01	) [a]	(.01	) [a]

	$1,838,866	$542,926		$76,496		.53		.53

2000
1st Quarter	$467,592	$119,410	[b]	$9,241	[b]	$.06	[b]	$.06	[b]
2nd Quarter	397,348	72,090		(18,613)		(.12)		(.12)
3rd Quarter	473,837	93,727	[c]	(9,192	) [c]	(.06)[c]		(.06)[c]
4th Quarter	529,833	207,066		58,064		.40		.40

	$1,868,610	$492,293		$39,500		.26		.26

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

SIGNATURES

            Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 18, 2002.

Freeport-McMoRan Copper & Gold Inc.

By:	/s/ Richard C. Adkerson
Richard C. Adkerson
President and Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on June 18, 2002.

* James R. Moffett		Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
* B. M. Rankin, Jr.		Vice Chairman of the Board and Director
/s/ Richard C. Adkerson Richard C. Adkerson		President and Chief Financial Officer (Principal Financial Officer)
* C. Donald Whitmire, Jr.		Vice President and Controller - Financial Reporting (Principal Accounting Officer)
* Robert J. Allison, Jr.		Director
* Robert W. Bruce III		Director
* R. Leigh Clifford		Director
* Robert A. Day		Director
* Gerald J. Ford		Director
* H. Devon Graham, Jr.		Director
* Steven J. Green		Director
* Oscar Y. L. Groeneveld		Director
* J. Bennett Johnston		Director
* Bobby Lee Lackey		Director
* Gabrielle K. McDonald		Director
* J. Stapleton Roy		Director
* J. Taylor Wharton		Director
*By:	/s/ Richard C. Adkerson Richard C. Adkerson Attorney-in-Fact

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

                                                                                Arthur Andersen LLP

New Orleans, Louisiana,
February 8, 2002

FREEPORT-McMoRan COPPER & GOLD INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
	December 31,
	2001	2000

	(In Thousands)
Assets:
Cash and cash equivalents	$652	$1,161
Restricted investments	141,888	-
Interest receivable	2,066	4,968
Due from affiliates	4,630	20,147
Notes receivable from PT Freeport Indonesia	569,805	602,306
Note receivable from Nusamba	-	56,081
Investment in PT Freeport Indonesia and PT Indocopper Investama	1,273,354	742,832
Investment in Atlantic Copper	80,406[a]	123,124[a]
Other assets	66,807	43,821

Total assets	$2,139,608	$1,594,440

Liabilities and Stockholders' Equity:
Accounts payable and accrued liabilities	$35,943	$20,016
Long-term debt, including current portion	1,449,173	999,694
Other long-term liabilities	26,637	26,419
Deferred income taxes	60,907	35,375
Redeemable preferred stock	462,504	475,005
Stockholders' equity	104,444	37,931

Total liabilities and stockholders' equity	$2,139,608	$1,594,440

STATEMENTS OF INCOME
	Years Ended December 31,
	2001	2000	1999

	(In Thousands)
Income from investment in PT Freeport Indonesia and PT
Indocopper Investama, net of PT Freeport Indonesia tax provision	$255,247	$178,026	$237,606
Net loss from investment in Atlantic Copper	(43,071)	(29,906)	(18,982)
Intercompany charges and eliminations	2,752	10,200	(4,457)
Exploration expenses	(877)	(2,428)	(7,055)
General and administrative expenses	(6,568)	(5,744)	(8,643)
Depreciation and amortization	(5,510)	(4,704)	(4,468)
Interest expense, net	(77,492)	(82,321)	(76,246)
Interest income on PT Freeport Indonesia notes receivable:
Promissory notes	6,102	17,423	28,461
Gold and silver production payment loans	15,331	16,395	17,568
Other income (expense), net	(4,607)	46	(379)
Provision for income taxes	(28,282)	(20,000)	(26,938)

Net Income	113,025	76,987	136,467
Preferred dividends	(36,529)	(37,487)	(35,680)

	$76,496	$39,500	$100,787

  Includes additional support payments and commitments to Atlantic Copper totaling $16.1 million during 2001 and $55.5 million during 2000.

The footnotes to the consolidated financial statements of FCX contained in FCX's 2001 Annual Report to stockholders included elsewhere herein are an integral part of these statements.

FREEPORT-McMoRan COPPER & GOLD INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2001	2000	1999

	(In Thousands)
Cash flow from operating activities:
Net Income	$ 113,025	$ 76,987	$ 136,467
Adjustments to reconcile net income to net cash provided by operating activities:
Income from investment in PT Freeport Indonesia and PT Indocopper Investama	(255,247)	(178,026)	(237,606)
Deferred income taxes	21,139	(8,684)	21,976
Net loss from investment in Atlantic Copper	43,071	29,906	18,982
Elimination of intercompany profit	(2,752)	(10,200)	4,457
Dividends received from PT Freeport Indonesia and PT Indocopper Investama	45,805	268,670	18,361
Depreciation and amortization	5,510	4,704	4,468
Decrease in interest receivable and due from affiliates	4,343	2,527	2,888
Increase (decrease) in accounts payable and accrued liabilities	15,313	(4,202)	2,320
Other	(5,164)[a]	(29,550)[a]	752

Net cash provided by (used in) operating activities	(14,957)	152,132	(26,935)

Cash flow from investing activities:
Purchase of restricted investments	(139,762)	-	-
Investment in Atlantic Copper	-	(3,000)	(40,000)
Other	(3,971)	(3,559)	(2,403)

Net cash used in investing activities	(143,733)	(6,559)	(42,403)

Cash flow from financing activities
Cash dividends paid:
Step-up convertible preferred stock	(24,500)	(24,500)	(24,500)
Mandatory redeemable preferred stock	(12,113)	(13,213)	(13,520)
Net proceeds from sale of convertible senior notes	582,619	-	-
Proceeds from other debt	4,059	9,532	104,673
Repayment of debt	(411,701)	(70,249)	(11,514)
Partial redemption of preferred stock	(10,386)	(11,893)	(11,946)
Repayment from PT Freeport Indonesia	30,386	177,077	51,946
Loans to Nusamba	(5,548)	(12,379)	(18,264)
Purchases of FCX common shares	(3,436)	(199,945)	(7,921)
Other	8,801	326	414

Net cash provided by (used in) financing activities	158,181	(145,244)	69,368

Net increase (decrease) in cash and cash equivalents	(509)	329	30
Cash and cash equivalents at beginning of year	1,161	832	802

Cash and cash equivalents at end of year	$ 652	$ 1,161	$ 832

Interest paid	$ 62,386	$ 85,190	$ 76,804

Taxes paid	$ 7,625	$ 29,736	$ 5,281

a.	Includes support payments to Atlantic Copper totaling $7.6 million in 2001 and $29.4 million in 2000.

The footnotes to the consolidated financial statements of FCX contained in FCX's 2001 Annual Report to stockholders included elsewhere herein are an integral part of these statements.

FREEPORT-McMoRan COPPER & GOLD INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expense	Charged to Other Accounts	Other Add (Deduct)	Balance at End of Period
		(In Thousands)
Reserves and allowances deducted from asset accounts:
2001
Materials and supplies reserves	$ 16,808	$ 6,000	$ -	$ (5,664)[a]	$ 17,144
Allowance for uncollectible value-added taxes	300	-	-	(292)	8
Allowance for uncollectible accounts receivable	2,500	-	-	(1,559)[b]	941

2000
Materials and supplies reserves	$ 18,751	$ 6,000	$ -	$ (7,943)[a]	$ 16,808
Allowance for uncollectible value-added taxes	5,491	-	-	(5,191)[c]	300
Allowance for uncollectible accounts receivable	-	2,500	-	-	2,500

1999

Materials and supplies reserves	24,633	1,500	-	(7,382)[a]	18,751

Allowance for uncollectible value-added taxes	5,491	-	-	-	5,491

Reclamation and mine shutdown reserves:
2001
PT Freeport Indonesia	19,220	4,877	-	-	24,097

2000
PT Freeport Indonesia	14,085	5,135	-	-	19,220

1999
PT Freeport Indonesia	9,229	4,856	-	-	14,085

a.	Primarily represents write-offs of obsolete materials and supplies inventories.
b.	Represents amounts collected.
c.	Represents a reversal of previously accrued amounts based on an updated analysis of historical refunds of value-added tax payments.

Freeport-McMoRan Copper & Gold Inc.
EXHIBIT INDEX
Exhibit Number	Description
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