Form 10-Q
period 2002-06-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2002-08-07
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended June 30, 2002



                Commission File Number: 1-9916



              Freeport-McMoRan Copper & Gold Inc.



Incorporated in Delaware                 74-2480931
                             (IRS Employer Identification No.)


      1615 Poydras Street, New Orleans, Louisiana  70112


Registrant's telephone number, including area code: (504) 582-4000





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

On June 30, 2002, there were issued and outstanding 144,894,108 shares of the registrant's Class B Common Stock, par value $0.10 per share.
               FREEPORT-McMoRan COPPER & GOLD INC.

                        TABLE OF CONTENTS


                                                          Page
Part I.  Financial Information

  Financial Statements:

     Condensed Balance Sheets                               3

     Statements of Income                                   4

     Statements of Cash Flows                               5

     Notes to Financial Statements                          6

  Remarks                                                   8

  Report of Independent Public Accountants                  9

  Management's  Discussion and  Analysis  of  Financial
     Condition and Results of Operations                   10

Part II.  Other Information                                25

Signature                                                  26

Exhibit Index                                              E-1

                FREEPORT-McMoRan COPPER & GOLD INC.
                  PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
               CONDENSED BALANCE SHEETS (Unaudited)

                                         June 30,         December 31,
                                           2002               2001
                                        -----------       ------------
                                                (In Thousands)
ASSETS
Current Assets:
 Cash and cash equivalents              $     8,663       $      7,587
 Restricted investments                      49,809             49,809
 Accounts receivable                        146,638            118,611
 Inventories                                388,128            369,188
 Prepaid expenses and other                   5,993              3,075
  Total current assets                      599,231            548,270
                                        -----------       ------------
Property, plant, equipment and
  development costs, net                  3,356,677          3,409,687
Restricted investments                       70,268             92,079
Deferred mining costs                        60,010             47,590
Investment in PT Smelting                    54,926             57,194
Other assets                                 51,216             57,109
                                        -----------       ------------
Total assets                            $ 4,192,328       $  4,211,929
                                        ===========       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued
   liabilities                          $   268,891       $    307,526
 Current portion of long-term debt
   and short-term borrowings                139,697            205,420
 Unearned customer receipts                  56,426             33,422
 Rio Tinto share of joint venture
   cash flows                                67,423             33,646
 Accrued interest payable                    31,527             31,394
 Accrued income taxes                         7,965             17,019
                                        -----------       ------------
  Total current liabilities                 571,929            628,427
Long-term debt, less current portion:
 FCX and PT Freeport Indonesia credit
   facilities                               505,000            475,371
 Convertible senior notes                   603,750            603,750
 Senior notes                               450,000            450,000
 Infrastructure asset financings            333,933            355,970
 Atlantic Copper debt                       179,814            198,089
 Equipment and other loans                   44,157             50,000
Accrued postretirement benefits and
  other liabilities                         114,785            119,404
Deferred income taxes                       680,776            671,015
Minority interests                          105,162             92,955
Redeemable preferred stock                  462,504            462,504
Stockholders' equity                        140,518            104,444
                                        -----------       ------------
Total liabilities and stockholders'
  equity                                $ 4,192,328       $  4,211,929
                                        ===========       ============

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                 STATEMENTS OF INCOME (Unaudited)

                                Three Months Ended      Six Months Ended
                                     June 30,               June 30,
                               --------------------  ---------------------
                                 2002        2001       2002        2001
                               --------   ---------  ---------   ---------
                                (In Thousands, Except Per Share Amounts)
Revenues                       $407,999   $ 538,259  $ 800,679   $ 985,346
Cost of sales:
Production and delivery         206,124     265,703    441,041     461,317
Depreciation and amortization    62,305      78,319    115,359     146,448
                               --------   ---------  ---------   ---------
     Total cost of sales        268,429     344,022    556,400     607,765
Exploration expenses                800       2,420      1,554       4,471
General and administrative
  expenses                       16,360      16,142     32,772      30,551
                               --------   ---------  ---------   ---------
     Total costs and expenses   285,589     362,584    590,726     642,787
                               --------   ---------  ---------   ---------
Operating income                122,410     175,675    209,953     342,559
Equity in PT Smelting losses     (2,537)     (1,393)    (3,359)     (2,697)
Interest expense, net           (43,492)    (41,393)   (87,774)    (89,830)
Other income (expense), net      (9,331)        (57)    (9,295)      3,120
                               --------   ---------  ---------   ---------
Income before income taxes
  and minority interests         67,050     132,832    109,525     253,152
Provision for income taxes      (46,040)    (72,408)   (74,854)   (133,023)
Minority interests in net        (5,975)    (15,007)   (11,529)    (27,608)
  income of consolidated
  subsidiaries                   (5,975)    (15,007)   (11,529)    (27,608)
                               --------   ---------  ---------   ---------
Net income before cumulative
  effect of accounting change    15,035      45,417     23,142      92,521
Cumulative effect of
  accounting change, net              -           -     (3,049)          -
                               --------   ---------  ---------   ---------
Net income                       15,035      45,417     20,093      92,521
Preferred dividends              (9,459)     (9,125)   (18,671)    (18,190)
                               --------   ---------  ---------   ---------
Net income applicable to
  common stock                 $  5,576   $  36,292  $   1,422   $  74,331
                               ========   =========  =========   =========

Net income per share of common stock:
  Basic:
    Before accounting change
    Cumulative effect of          $0.04       $0.25      $0.03       $0.52
      accounting change               -           -      (0.02)          -
                                  -----       -----      -----       -----
    Net income per share of
      common stock                $0.04       $0.25      $0.01       $0.52
                                  =====       =====      =====       =====

  Diluted:
    Before accounting change      $0.04       $0.25      $0.03       $0.51
    Cumulative effect of
      accounting change               -           -      (0.02)          -
                                  -----       -----      -----       -----
    Net income per share of
      common stock                $0.04       $0.25      $0.01       $0.51
                                  =====       =====      =====       =====

Average common shares outstanding:
  Basic                         144,698     143,954    144,403     143,930
                                =======     =======    =======     =======
  Diluted                       147,370     145,232    146,410     144,977
                                =======     =======    =======     =======

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
               STATEMENTS OF CASH FLOWS (Unaudited)

                                             Six Months Ended June 30,
                                           -----------------------------
                                              2002               2001
                                           ---------           ---------
                                                   (In Thousands)
Cash flow from operating activities:
Net income                                 $  20,093          $   92,521
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
 Depreciation and amortization               115,359             146,448
 Cumulative effect of accounting change        3,049                   -
 Deferred income taxes                        25,368              42,086
 Equity in PT Smelting losses                  3,359               2,820
 Minority interests' share of net income      11,529              27,608
 Change in deferred mining costs             (12,420)            (18,045)
 Currency translation adjustments              8,726              (4,346)
 Amortization of deferred financing costs      6,005               1,633
 Other                                         6,123               5,998
 (Increases) decreases in working capital:
  Accounts receivable                        (21,076)            (28,255)
  Inventories                                (18,278)             15,371
  Prepaid expenses and other                  (2,894)              6,861
  Accounts payable and accrued liabilities   (13,145)             12,214
  Rio Tinto share of joint
   venture cash flows                         31,087             (35,796)
  Accrued income taxes                       (10,050)             23,706
                                           ---------           ---------
 Increase in working capital                 (34,356)             (5,899)
                                           ---------           ---------
Net cash provided by operating activities    152,835             290,824
                                           ---------           ---------

Cash flow from investing activities:
PT Freeport Indonesia capital expenditures   (80,215)            (73,339)
Atlantic Copper capital expenditures          (1,254)             (7,329)
Sale of restricted investments                23,678                   -
Other                                           (156)              4,572
                                           ---------           ---------
Net cash used in investing activities        (57,947)            (76,096)
                                           ---------           ---------

Cash flow from financing activities:
Proceeds from debt                           314,631             103,758
Repayments of debt                          (396,981)           (280,150)
Cash dividends paid:
 Preferred stock                             (18,350)            (18,265)
 Minority interests                                -              (4,181)
Purchases of FCX common shares                     -              (3,436)
Loans to Nusamba                                   -              (5,548)
Proceeds from exercised stock options          7,549                 572
Other                                           (661)               (500)
                                           ---------           ---------
Net cash used in financing activities        (93,812)           (207,750)
                                           ---------           ---------
Net increase in cash and cash equivalents      1,076               6,978
Cash and cash equivalents at
  beginning of year                            7,587               7,968
                                           ---------           ---------
Cash and cash equivalents at end
  of period                                $   8,663           $  14,946
                                           =========           =========

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                   NOTES TO FINANCIAL STATEMENTS

1.      EARNINGS PER SHARE
Freeport-McMoRan Copper & Gold Inc.'s (FCX) basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the net effect of dilutive stock options and unvested restricted stock. Dilutive stock options represented 2.4 million shares in the second quarter of 2002, 1.0 million shares in the second quarter of 2001, 1.7 million shares in the first six months of 2002 and 0.7 million shares in the first six months of 2001. Dilutive restricted stock totaled 0.3 million shares for all periods presented.

     Options with exercise prices greater than the average market price of the common stock during the period are excluded from the computation of diluted net income per share of common stock. This amounted to options for 7.8 million shares (average exercise price of $23.43 per share) in the second quarter of 2002, 11.3 million shares (average exercise price of $21.56 per share) in the second quarter of 2001, 9.7 million shares (average exercise price of $22.24 per share) in the first six months of 2002 and 11.3 million shares (average exercise price of $21.56 per share) in the first six months of 2001.

     FCX's 8 1/4% Convertible Senior Notes issued in August 2001 and its convertible preferred stock were not included in the computation of diluted net income per share of common stock because including the conversion of these instruments would have increased the diluted net income per share reported for all applicable periods presented. The senior notes were convertible into 42.2 million shares of common stock and accrued interest totaled $12.8 million in the second quarter of 2002 and $25.8 million in the first six months of 2002.The preferred stock was convertible into
11.7 million shares of common stock and accrued dividends totaled $6.1 million in the second quarters of 2002 and 2001, and $12.2 million in the first six months of 2002 and 2001.

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

    The effect of the change in depreciation methodology was to reduce depreciation and amortization expense by $3.9 million in the second quarter of 2002 and $7.7 million in the first six months of 2002, thus increasing net income by $2.0 million, $0.01 per share, in the second quarter of 2002 and by $4.0 million, $0.03 per share, in the first six months of 2002. On a pro forma basis, the change in depreciation methodology would have reduced depreciation and amortization expense by $15.6 million in the second quarter of 2001 and $28.9 million in the first six months of 2001, thus increasing net income by $7.6 million, $0.05 per share, in the second quarter of 2001 and by $14.1 million, $0.10 per share, in the first six months of 2001.

3.   BUSINESS SEGMENTS
FCX has two operating segments: "mining and exploration" and "smelting and refining." The mining and exploration segment includes the copper and gold mining operations of PT Freeport Indonesia in Indonesia and FCX's Indonesian exploration activities. The smelting and refining segment includes Atlantic Copper's operations in Spain and PT Freeport Indonesia's equity investment in PT Smelting in Gresik, Indonesia. The segment data presented below were prepared on the same basis as the consolidated FCX financial statements.

                               Mining      Smelting
                                 and         and      Eliminations
                             Exploration   Refining    and Other    FCX Total
                             ----------    --------    ---------   ----------
                                             (In Thousands)
Three months ended June 30, 2002:
Revenues                     $  319,411 a  $176,070    $ (87,482)  $  407,999
Production and delivery         122,637     164,431      (80,944)b    206,124
Depreciation and amortization    52,157       6,892        3,256       62,305
Exploration expenses                777           -           23          800
General and
  administrative expenses        17,022       2,110       (2,772)      16,360
                             ----------    --------    ---------   ----------
Operating income             $  126,818    $  2,637    $  (7,045)  $  122,410
                             ==========    ========    =========   ==========
Interest expense, net        $   18,797    $  4,742    $  19,953   $   43,492
                             ==========    ========    =========   ==========
Provision for income taxes   $   42,396    $      -    $   3,644   $   46,040
                             ==========    ========    =========   ==========
Capital expenditures         $   48,719    $    421    $     495   $   49,635
                             ==========    ========    =========   ==========
Total assets                 $3,225,780 c  $633,647 d  $ 332,901   $4,192,328
                             ==========    ========    =========   ==========

Three months ended June 30, 2001:
Revenues                     $  421,062 a  $194,399    $ (77,202)  $  538,259
Production and delivery         143,539     198,866      (76,702)b    265,703
Depreciation and amortization    70,153       6,846        1,320       78,319
Exploration expenses              2,311           -          109        2,420
General and
  administrative expenses        12,043       2,153        1,946       16,142
                             ----------    --------    ---------   ----------
Operating income (loss)      $  193,016    $(13,466)   $  (3,875)  $  175,675
                             ==========    ========    =========   ==========
Interest expense, net        $   24,085    $  7,073    $  10,235   $   41,393
                             ==========    ========    =========   ==========
Provision for income taxes   $   62,224    $      -    $  10,184   $   72,408
                             ==========    ========    =========   ==========
Capital expenditures         $   37,075    $  3,864    $     392   $   41,331
                             ==========    ========    =========   ==========
Total assets                 $3,264,190 c  $671,185 d  $  (7,396)  $3,927,979
                             ==========    ========    =========   ==========

Six months ended June 30, 2002:
Revenues                     $  589,137 a  $375,597    $(164,055)  $  800,679
Production and delivery         253,268     353,910     (166,137)b    441,041
Depreciation and amortization    95,679      13,644        6,036      115,359
Exploration expenses              1,500           -           54        1,554
General and
  administrative expenses        29,828       4,086       (1,142)      32,772
                             ----------    --------    ---------   ----------
Operating income             $  208,862    $  3,957    $  (2,866)  $  209,953
                             ==========    ========    =========   ==========
Interest expense, net        $   37,910    $  9,080    $  40,784   $   87,774
                             ==========    ========    =========   ==========
Provision for income taxes   $   63,137    $      -    $  11,717   $   74,854
                             ==========    ========    =========   ==========
Capital expenditures         $   79,207    $  1,254    $   1,008   $   81,469
                             ==========    ========    =========   ==========

Six months ended June 30, 2001:
Revenues                     $  781,108 a  $353,525    $(149,287)  $  985,346
Production and delivery         258,641     349,851     (147,175)b    461,317
Depreciation and amortization   130,172      13,635        2,641      146,448
Exploration expenses              4,286           -          185        4,471
General and
  administrative expenses        22,818       4,172        3,561       30,551
                             ----------    --------    ---------   ----------
Operating income (loss)      $  365,191    $(14,133)   $  (8,499)  $  342,559
                             ==========    ========    =========   ==========
Interest expense, net        $   54,599    $ 14,219    $  21,012   $   89,830
                             ==========    ========    =========   ==========
Provision for income taxes   $  114,529    $      -    $  18,494   $  133,023
                             ==========    ========    =========   ==========
Capital expenditures         $   72,641    $  7,329    $     698   $   80,668
                             ==========    ========    =========   ==========

a.   Includes PT Freeport Indonesia sales to PT Smelting totaling
     $38.9 million in the second quarter of 2002, $111.9 million in the second quarter of 2001, $138.1 million in the first six months of 2002 and $202.5 million in the first six months of 2001.
b. Includes effect of changes in the deferral of intercompany profits on 25 percent of PT Freeport Indonesia's sales to PT Smelting that are still in PT Smelting's inventory at quarter end, totaling $(0.5) million in the second quarter of 2002, $(1.0) million in the second quarter of 2001, $(1.1) million in the first six months of 2002 and $0.1 million in the first six months of 2001.
c. Includes PT Freeport Indonesia's trade receivables with PT Smelting totaling $16.1 million at June 30, 2002 and $26.7 million at June 30, 2001.

d.   Includes PT Freeport Indonesia's equity investment in PT
     Smelting totaling $54.9 million at June 30, 2002 and $53.3 million at June 30, 2001.

4.    COMPREHENSIVE INCOME
A recap of FCX's comprehensive income is shown below (in thousands).

                                           Three months ended  Six months ended
                                                 June 30,            June 30,
                                             ----------------  ----------------
                                               2002     2001    2002     2001
                                             -------  -------  -------  -------
Net income                                   $15,035  $45,417  $20,093  $92,521
Other comprehensive income (loss):
 Cumulative effect of change in
  accounting, no tax effect                        -        -        -     (982)
 Change in unrealized derivatives' fair value:
  Rupiah/Australian dollar currency contracts  3,446      302    6,874   (4,169)
   Tax effect                                 (1,402)    (118)  (2,795)   1,636
   Minority interest effect                     (210)     (29)    (419)     392
  Euro currency contracts, no tax effect      11,475   (6,309)   9,020  (17,717)
  Interest rate swap contracts, no tax effect (1,125)    (160)    (947)  (1,280)
 Reclass to earnings:
  Rupiah/Australian dollar currency contracts (2,731)   1,140   (4,276)   1,620
   Tax effect                                  1,112     (448)   1,739     (636)
   Minority interest effect                      167     (107)     261     (152)
  Euro currency contracts, no tax effect         651    1,031    1,963    1,331
  Interest rate swap contracts, no tax effect    774      150    1,577      (66)
                                             -------  -------  -------  -------
Total Comprehensive Income                   $27,192  $40,869  $33,090  $72,498
                                             =======  =======  =======  =======

5.   INTEREST COST
Interest expense excludes capitalized interest of $3.5 million in the second quarter of 2002, $2.1 million in the second quarter of 2001, $6.6 million in the first six months of 2002 and $4.1 million in the first six months of 2001.

6.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first six months of 2002 and 2001 was 2.1 to 1 and 3.7 to 1, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

7.   NEW ACCOUNTING STANDARD
In July 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations," which requires recording the fair value of a liability for an asset retirement obligation in the period incurred. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application permitted. Upon adoption of the standard, FCX is required to use a cumulative-effect approach, which requires the cumulative effect of adoption to be reflected in earnings as a separate line item - "Cumulative effect of accounting change" - for all existing asset retirement obligation liabilities, asset retirement costs and accumulated depreciation. FCX has begun work on identifying and quantifying its asset retirement obligations in accordance with the new standard, but currently do not expect to adopt the new rules before January 1, 2003.
                      ----------------------
                              Remarks

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

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of
Freeport-McMoRan Copper & Gold Inc.:

     We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware Corporation) and subsidiaries as of June 30, 2002 and the related statements of income for the three-month and six-month periods ended June 30, 2002 and the statement of cash flows for the six months ended June 30, 2002. These financial statements are the responsibility of the Company's management. The accompanying statements of income for the three-month and six-month periods ended June 30, 2001 and the statement of cash flows for the six months ended June 30, 2001 were reviewed by other accountants whose report (dated July 18, 2001) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements as of June 30, 2002, and for the three-month and six-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.


                                     ERNST & YOUNG LLP


New Orleans, Louisiana
July 18, 2002

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

OVERVIEW
We operate through our majority-owned subsidiary, PT Freeport Indonesia, and through PT Irja Eastern Minerals (Eastern Minerals) and Atlantic Copper, S.A. (Atlantic Copper), our wholly owned subsidiaries. PT Freeport Indonesia also has a 25 percent interest in PT Smelting, an Indonesian company that operates a copper smelter and refinery in Gresik, Indonesia. In addition to the PT Freeport Indonesia and Eastern Minerals exploration activities, we conduct other mineral exploration activities in Papua (formerly Irian Jaya), Indonesia, pursuant to joint venture and other arrangements. Our field exploration activities outside of our current mining operations in Block A have been temporarily suspended (see "Exploration Activities"). The results of operations reported and summarized below are not necessarily indicative of future operating results.

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

     In discussions subsequent to December 31, 2001, Nusamba informed us that it did not expect to be able to repay the bank loan or our loan at maturity. On February 27, 2002, we repaid the bank loan as provided for under the terms of our amended credit facilities (see "Amended Bank Credit Facilities" in our "Capital Resources and Liquidity" discussion) and acquired Nusamba's ownership in PT Indocopper Investama. As a result of our payment of the Nusamba bank loan, our balance sheet as of December 31, 2001, includes the following:

  * An additional liability of $253.4 million to reflect the payment of the Nusamba bank loan,
  * A reduction of "other assets" by $61.6 million to reflect the nonpayment of our loan to Nusamba for interest shortfalls through June 30, 2001,
  * An increase in deferred income taxes by $4.2 million to reflect tax liabilities relating to our increased equity ownership in PT Freeport Indonesia,
  * A reduction in minority interests by $52.0 million to reflect our increased equity ownership in PT Freeport Indonesia, and
  * An increase in property, plant and equipment of $267.3 million to reflect the cost of the acquisition in excess of the book value of the equity ownership in PT Freeport Indonesia we acquired.

     For 2002, our earnings reflect an increased ownership interest in PT Freeport Indonesia resulting from the Nusamba acquisition (90.6 percent compared with 85.9 percent for 2001), which resulted in additional income, after income taxes, of approximately $2.6 million in the second quarter, net of approximately $0.2 million of additional intercompany profit deferred for PT Freeport Indonesia's concentrate sales to Atlantic Copper, and approximately $3.5 million in the first six months, net of approximately $0.9 million of additional intercompany profit deferred. Interest costs related to the $253.4 million loan under our bank credit facilities totaled $3.6 million in the second quarter of 2002 and $7.8 million for the first six months of 2002. Since June 2001, we have been recognizing an expense for the interest costs we were required to fund under the Nusamba loan guarantee. The Nusamba acquisition resulted in additional depreciation and amortization expense for the increase in property, plant and equipment which reduced net income by $2.4 million in the second quarter of 2002 and $4.4 million in the first six months of 2002.

CRITICAL ACCOUNTING ESTIMATES
Management's discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States.
The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The areas requiring the use of management's estimates are discussed in Note 1, "Use of Estimates," to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2001. Unless otherwise noted, the assumptions and estimates described below are critical accounting estimates for our mining and exploration segment, our most significant segment.

  Management has reviewed the following discussion of its development and selection of critical accounting estimates with the audit committee of our board of directors.

* Reclamation and Closure Costs - Our mining operations involve activities that disturb the area in and around those operations and require us to incur reclamation and closure costs during production and after our mining operations cease. Our estimates for reclamation and closure costs include estimates of costs to treat acidic water (also known as acid rock drainage) created by overburden and other costs to decommission operating assets. We believe the accounting estimates related to reclamation and closure costs are critical accounting estimates because (1) most of these costs will not be incurred for a number of years and require us to make long-term estimates; (2) reclamation and closure laws and regulations issued by the Government of Indonesia could be amended from time to time, resulting in significant changes to our current plans; and (3) given the magnitude of our estimated reclamation and closure costs, changes in these estimates could have a material impact on net income.

     As of June 30, 2002, PT Freeport Indonesia had $26.1 million accrued for mine closure and reclamation costs. The most highly uncertain matter that could have a material effect on the assumptions underlying this critical estimate is the costs associated with the management of acid rock drainage.

     We currently accrue for our estimated reclamation and closure costs on a unit-of-production basis over the life of our estimated proven and probable copper reserves. For a discussion of the assumptions utilized in the estimation of proven and probable copper reserves, see "Depreciation and Amortization" below. PT Freeport Indonesia's best estimate at this time is that ultimate reclamation and closure costs may require in excess of $100 million but are not expected to exceed $150 million. Our estimated reclamation and closure costs are based on management's internal assessments of the costs to develop and implement technology for the treatment of captured acid rock drainage and of costs to decommission assets.

     Future changes to governmental rules and regulations could also require us to revise our plans, and could result in material changes to our critical accounting estimate for reclamation and closure costs. In addition, we are currently working with third-party consultants to develop a comprehensive mine closure plan as part of our environmental commitments to the Government of Indonesia and to prepare estimates of our asset retirement obligations in anticipation of our adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This new accounting standard, which we must implement effective no later than January 1, 2003, requires the fair value of estimated asset retirement obligations to be recorded in the period incurred. These obligations are to be estimated using an expected cash flow approach, in which multiple cash flow scenarios that reflect the range of possible outcomes and a credit-adjusted risk-free rate are used to estimate fair value, with a corresponding amount reflected in property, plant, equipment and development costs.

     The completed mine closure plan and the adoption of Statement of Accounting Standards No. 143 may result in material adjustments to our property, plant, equipment and development cost balances and our accrued reclamation and closure liabilities as of January 1, 2003, as well as additional depreciation expense and accretion expense thereafter. Because the closure plan study and our assessment of the impact of our adoption of Statement of Financial Accounting Standards No. 143 are in progress, we are unable to quantify the impact that changes in these estimates may have on our financial condition or results of operations.

* Depreciation and Amortization - As discussed in the notes to our consolidated financial statements included in our 2001 Form 10-K, our mining and milling assets are depreciated using the unit-of-production method based on estimated recoverable proven and probable copper reserves. We have other assets that are depreciated on a straight-line basis over their estimated useful lives. Our depreciation and amortization expense is impacted by our estimates of recoverable proven and probable copper reserves and our estimates of the useful lives of our straight-line assets. Both our

  "mining and exploration" and "smelting and refining" segments are affected by some or all of these estimates.

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

   After considering the inherent uncertainties and subjectivity relating to the long time frame over which these estimated costs would be incurred, and after consultation with the accounting staff of the Securities and Exchange Commission, we decided to revise our depreciation methodology prospectively. Effective January 1, 2002, depreciation for the mining and milling life-of-mine assets excludes consideration of future development costs. Instead, under the new methodology, PT Freeport Indonesia depreciates only the historical capitalized costs of individual producing mines over the related proven and probable copper reserves. Infrastructure and other common costs will continue to be depreciated over total proven and probable copper reserves. The cumulative effect of this change through December 31, 2001, as reflected in our first-quarter 2002 results, totaled $3.0 million ($0.02 per share), net of taxes and minority interest sharing. The effect of the new methodology was to reduce depreciation and amortization expense by $3.9 million, $2.0 million to net income or $0.01 per share in the second quarter of 2002 and by $7.7 million, $4.0 million to net income or $0.03 per share for the first six months of 2002. Had PT Freeport Indonesia followed the new methodology during 2001, our second-quarter 2001 depreciation and amortization expense would have been reduced by $15.6 million, $7.6 million to net income or $0.05 per share and by $28.9 million, $14.1 million to net income or $0.10 per share for the first six months of 2001.

       We believe the accounting estimates related to depreciation and amortization are critical accounting estimates because (1) the determination of copper reserves involves uncertainties with respect to the ultimate geology of our reserves and the assumptions used in determining the economic feasibility of mining those reserves, including estimated copper and gold prices and costs of conducting future mining activities and (2) changes in estimated proven and probable copper reserves and useful asset lives can have a material impact on net income. We perform annual assessments of our existing assets, including a review of asset costs and depreciable lives, in connection with the review of mine operating and development plans. When we determine that assigned asset lives do not reflect the expected remaining period of benefit, we make prospective changes to their depreciable lives.

     We made changes to certain asset lives at PT Freeport Indonesia, primarily power generation assets, in 2001. As disclosed in Note 1 to our consolidated financial statements included in our 2001 Form 10-K, these changes resulted from a review of recent operating history and current maintenance practices. The impact of the changes was to decrease depreciation expense for 2001 by $25.6 million, increasing net income by $12.5 million ($0.09 per share). Also as disclosed in Note 1 to our consolidated financial statements included in our 2001 Form 10-K, in 2001 we increased our estimates of future development costs related to our undeveloped ore bodies, which increased deprecation expense for 2001 by $39.8 million, decreasing net income by $19.4 million ($0.13 per share). However, because of the change in our depreciation methodology effective January 1, 2002 discussed above, we no longer include estimates of future development costs in our depreciation calculations.

       There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Ore reserves estimates are based upon engineering evaluations of samplings of drill holes and other openings. Our estimates of recoverable proven and probable reserves are prepared by employees and verified by independent experts in mining, geology and reserve determination. As of December 31, 2001, aggregate recoverable proven and probable copper reserves totaled 52.5 billion pounds and PT Freeport Indonesia's estimated share totaled 39.4 billion pounds.
  These estimates involve assumptions regarding future copper and gold prices, the geology of our mines, the mining methods we utilize and the related costs we incur to develop and mine our reserves. Changes in these assumptions could result in material adjustments to our reserve estimates that could result in changes to unit-of-production depreciation and amortization expense in future periods, with corresponding adjustments to net income. If aggregate estimated copper reserves were

  10 percent higher at December 31, 2001, we estimate that our annual depreciation expense for 2002 would have decreased by approximately $12 million, increasing net income by approximately $7 million. If aggregate estimated copper reserves were 10 percent lower at December 31, 2001, we estimate that our annual depreciation expense for 2002 would have increased by approximately $15 million, decreasing net income by approximately $8 million. Although some degree of uncertainty is expected, we believe the extent of our technical data and operating experience - specifically as it relates to our Grasberg open pit mine, which we have been mining for over 10 years - mitigates the potential for significant changes in reserve estimates, especially as compared with mines that are undeveloped or newly developed.

     Changes to our estimates of recoverable proven and probable copper and gold reserves could also have an impact on our assessment of asset impairment. As discussed in Note 1 of our consolidated financial statements included in our 2001 Form 10-K, we review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. However, we believe it is unlikely that revisions to our estimates of recoverable proven and probable copper and gold reserves would give rise to an impairment of our assets because of the significant size of our reserves in relation to our asset carrying values.

* Deferred Mining Costs - In general, mining costs are charged to operations as incurred. Because of the configuration and location of the Grasberg ore body and the location and extent of surrounding overburden, the ratio of overburden to ore is much higher in the initial mining of the pit than in later years. As a result, surface mining costs associated with overburden removal at PT Freeport Indonesia's open-pit mine that are estimated to relate to future production are initially deferred and subsequently charged to operating costs when the ratio of actual overburden removed to ore mined falls below the estimated average ratio of overburden to ore over the life of the Grasberg open pit. The Grasberg open-pit mine is currently our only open-pit mine.

    We believe the estimated average ratio of overburden to ore over the life of the Grasberg open pit is a critical accounting estimate because (1) it is susceptible to change from period to period because it requires management to make assumptions about the future mine plan; and (2) changes in it could materially impact net income. Our mine plan is derived from a computer model that takes into consideration available geological data and determines the most efficient and cost effective method of accessing the economic reserves. Significant assumptions underlying our mine plan include the amount of total overburden and ore we expect to move in a given year and the ultimate configuration of the pit.

     For 2002, PT Freeport Indonesia's estimated life-of-mine overburden-to-ore ratio is 1.8 to 1. PT Freeport Indonesia's geologists and engineers reassess the overburden-to-ore ratio and the remaining life of the Grasberg open pit mine at least annually, and any changes in estimates are reflected prospectively beginning in the quarter of change. As disclosed in Note 1 to our consolidated financial statements included in our 2001 Form 10-K, ongoing delineation drilling efforts combined with successive large expansions of PT Freeport Indonesia's mining and milling capacity caused significant variability in engineering estimates of the quantity of overburden to be removed over the Grasberg pit's life. As a result, PT Freeport Indonesia's deferral of overburden removal costs was determined using overburden-to-ore ratios excluding the years near the end of the productive life of the Grasberg pit, and had not varied significantly prior to 2000. However, during the fourth quarter of 2000 PT Freeport Indonesia determined that its future surface mine plans were sufficiently established to substantiate the use of estimated life-of-mine overburden tonnage in its 2001 mine plan in the determination of its deferred overburden removal costs at the Grasberg open-pit mine and changed its life-of-mine overburden-to-ore ratio to 1.6 to 1 from 2.4 to 1. The fourth-quarter 2000 impact of the change was a $9.9 million deferral of mining costs, which increased net income by approximately $5 million.

     Although some degree of uncertainty is expected, we believe the extent of our technical data and operating experience - specifically as it relates to our Grasberg open pit mine, which we have been mining for over 10 years - mitigates the potential for significant changes in overburden-to-ore estimates, especially as compared with mines that are undeveloped or newly developed. For 2002, if the life-of-mine overburden-to-ore ratio was 1.65 to 1 as calculated using a different pit configuration, instead of our current 1.8 to 1, we estimate our deferral of mining costs for 2002 would be approximately $7 million higher and net income would be approximately $4 million higher.

CONSOLIDATED RESULTS
Summary comparative results for the second-quarter and six-month periods follow (in millions, except per share amounts):

                                       Second Quarter          Six Months
                                      ----------------      ----------------
                                       2002      2001        2002      2001
                                      ------    ------      ------    ------
Revenues                              $408.0    $538.3      $800.7    $985.3
Operating income                       122.4     175.7       210.0     342.6
Net income applicable to common
 stock before cumulative effect
 adjustment                              5.6      36.3         4.5      74.3
Net income applicable to common stock    5.6      36.3         1.4      74.3
Diluted net income per share:
 Before cumulative effect adjustment    0.04      0.25        0.03      0.51
 Applicable to common stock             0.04      0.25        0.01      0.51

     Our consolidated revenues include PT Freeport Indonesia's sale of copper concentrates, which also contain significant amounts of gold, and the sale by Atlantic Copper of copper anodes, cathodes, wire and wire rod, and gold in anodes and slimes. Our revenues and net income vary significantly with fluctuations in the market prices of copper and gold and other factors. At various times, in response to market conditions, we have entered into copper and gold price protection contracts for some portion of our expected future mine production to mitigate the risk of adverse price fluctuations. We currently have no copper or gold price protection contracts relating to our mine production. We have outstanding gold-denominated and silver-denominated preferred stock with dividends and redemption amounts determined by commodity prices. Based on PT Freeport Indonesia's projected share of 2002 copper sales (1.5 billion pounds), a $0.01 per pound change in the average price realized would have an approximate $15 million impact on our annual revenues and an approximate $8 million impact on our net income. A $5 per ounce change in the average price realized on PT Freeport Indonesia's share of projected 2002 gold sales (2.2 million ounces) would have an approximate $11 million impact on our annual revenues and an approximate $6 million impact on our net income.

     Our consolidated revenues for the second quarter and first six months of 2002 primarily reflect lower copper and gold revenues at PT Freeport Indonesia, compared with the same periods in 2001. During the second quarter of 2002, our Grasberg mine operations transitioned from the lower grade material which had been mined in recent months to higher grade ore which we expect to mine for the next several quarters. The sequencing in mining resulted in a delay in accessing the anticipated higher-grade ore and extremely heavy rainfall in late June hindered production and delayed concentrate shipments.

     Second-quarter 2002 consolidated revenues include net deductions of $5.9 million ($3.0 million to net income or $0.02 per share) primarily for metal volume adjustments based on final assays and final pricing of concentrates sold in prior quarters, compared with an increase of $0.7 million ($0.4 million to net income or less than $0.01 per share) to second-quarter 2001 revenues. Six-month 2002 consolidated revenues included net additions of $5.4 million ($2.8 million to net income or $0.02 per share), compared with net deductions of $2.7 million ($1.3 million to net income or $0.01 per share) in the first six months of 2001.

     Consolidated cost of sales for the 2002 periods were lower compared with the 2001 periods largely because of lower sales volumes and lower depreciation and amortization expense at PT Freeport Indonesia because of a change in our depreciation methodology (Note 2). Our exploration expenses declined to $0.8 million in the second quarter of 2002 and $1.6 million in the first six months of 2002, from $2.4 million and $4.5 million, respectively, in the 2001 periods reflecting efforts to reduce costs during periods of continued low commodity prices and our suspending exploration outside Block A.

     Our "Other income (expense), net" includes the impact of translating Atlantic Copper's net euro-denominated liabilities, primarily its retiree pension obligation. Changes in the U.S.$/euro exchange rate require us to adjust the dollar value of our net euro-denominated liabilities and record the adjustment in earnings. The exchange rate was $0.88 per euro at December 31, 2001, $0.87 per euro at March 31, 2002 and $1.00 per euro at June 30, 2002. Exchange rate effects on our net income from euro-denominated liabilities totaled $(9.3) million in the second quarter of 2002, $1.2 million in the second quarter of 2001, $(8.7) million in the first six months of 2002 and $4.3 million in the first six months of 2001.

     Our effective tax rate for the first six months of 2002 was 68 percent compared with an effective rate of 53 percent for the first six months of 2001. The higher effective rate for the first six months of 2002 primarily reflects the impact of lower income at PT Freeport Indonesia and higher interest costs at our parent company (see "Other Financial Results").

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

                                     Second Quarter        Six Months
                                    ----------------    ----------------
                                     2002      2001      2002      2001
                                    ------    ------    ------    ------
Mining and exploration              $126.8    $193.0    $208.9    $365.2
Smelting and refining                  2.6     (13.5)      4.0     (14.1)
Intercompany eliminations and other   (7.0)     (3.8)     (2.9)     (8.5)
                                    ------    ------    ------    ------
FCX operating income a              $122.4    $175.7    $210.0    $342.6
                                    ======    ======    ======    ======

a. Profits on PT Freeport Indonesia's sales to Atlantic Copper and 25 percent of PT Freeport Indonesia's sales to PT Smelting are deferred until the final sale to third parties has occurred. Changes in the amount of these deferred profits impacted operating income by $(6.1) million in the second quarter of 2002, $0.7 million in the second quarter of 2001, $2.9 million in the first six months of 2002 and $0.6 million in the first six months of 2001. Our consolidated quarterly earnings fluctuate depending on the timing and prices of these sales.

MINING AND EXPLORATION
A summary of increases (decreases) in PT Freeport Indonesia revenues between the periods follows (in millions):

                                                     Second       Six
                                                     Quarter    Months
                                                     -------    -------
PT Freeport Indonesia revenues - prior year period   $ 421.1    $ 781.1
Increases (decreases):
 Sales volumes:
  Copper                                               (28.4)     (56.6)
  Gold                                                (112.1)    (193.0)
 Price realizations:
  Copper                                                 8.4       (1.3)
  Gold                                                  16.4       25.6
 Adjustments, primarily for copper pricing               0.6       14.4
   on prior period sales
 Treatment charges, royalties and other                 13.4       18.9
                                                     -------    -------
PT Freeport Indonesia revenues - current year period $ 319.4    $ 589.1
                                                     =======    =======

     PT Freeport Indonesia's revenues for both the second quarter and first six months of 2002 were impacted by lower sales volumes of copper and gold when compared with the 2001 periods. For the second quarter of 2002, compared with the second quarter of 2001, copper sales volumes were 10 percent lower and gold sales volumes were 52 percent lower. The lower copper sales volumes primarily reflect an increase in concentrate inventories caused by delayed shipments because of weather conditions at our port site. Concentrate inventory at June 30, 2002 included approximately 30 million pounds of copper and 55,000 ounces of gold, net to PT Freeport Indonesia's interest, compared with less than 5 million pounds of copper and less than 6,000 ounces of gold at December 31, 2001. The lower gold sales volumes also reflect significantly lower grade ore processed during the 2002 periods compared with the higher grade material mined during 2001. Gold realizations in the second quarter of 2002 were nearly $42 per ounce higher than second-quarter 2001 realizations, and realizations in the first six months of 2002 were over $35 per ounce higher than the prior year period. Treatment charges in total were lower in the 2002 periods primarily because of the lower sales volumes. Royalties were $3.9 million lower in the second quarter of 2002 and $7.0 million lower in the first six months of 2002 compared with the 2001 periods primarily because of lower gold sales.

     Substantially all of PT Freeport Indonesia's concentrates sales contracts provide for final copper pricing in a specified future period based on world metals prices, primarily prices
quoted on the London Metal Exchange (LME).   PT Freeport
Indonesia records revenues and invoices its customers based on LME prices at the time of shipment. Under accounting rules, these terms create an "embedded derivative" in our concentrate sales contracts that must be adjusted to fair value through earnings each period until the date of final copper pricing. PT
Freeport Indonesia's second-quarter 2002 revenues include net additions of $4.1 million for adjustments to the fair value of embedded derivatives in concentrate sales contracts, compared with net reductions of $16.2 million to second-quarter 2001 revenues. PT Freeport Indonesia's six-month 2002 revenues included net additions of $14.4 million for adjustments to the fair value of embedded derivatives in concentrate sales contracts, compared with net reductions of $28.1 million in the first six months of 2001.

     At June 30, 2002, we had consolidated embedded derivatives on copper sales totaling 130.0 million pounds recorded at an average price of $0.76 per pound. Nearly all of these sales are expected to be finally priced during the third quarter of 2002.
A one-cent movement in the average price used for these provisional billings will have an approximate $0.7 million impact on our 2002 consolidated net income.

     At times PT Freeport Indonesia has entered into derivative contracts to manage certain risks resulting from fluctuations in commodity prices. During 2001 and the first six months of 2002, and as of June 30, 2002, PT Freeport Indonesia did not have any price protection programs in place for its copper and gold sales other than our gold-denominated preferred stock. As conditions warrant, PT Freeport Indonesia may enter into new contracts for its future sales.

     PT Freeport Indonesia has commitments from various parties, including Atlantic Copper and PT Smelting, to purchase virtually all of its estimated 2002 production at market prices. Net of Rio Tinto's interest, PT Freeport Indonesia's share of sales for the third quarter of 2002 is projected to approximate 420 million pounds of copper and 800,000 ounces of gold. PT Freeport Indonesia's share of sales for 2002 is projected to approximate
1.5 billion pounds of copper and 2.2 million ounces of gold. Projected 2002 sales reflect the expectation of mining higher grade ore in the second half of 2002.

PT Freeport Indonesia Operating Results

                                     Second Quarter            Six Months
                                  -------------------    ---------------------
                                   2002         2001      2002          2001
                                  -------     -------    -------     ---------
PT Freeport Indonesia, Net of Rio Tinto's Interest
Copper
  Production (000s of
   recoverable pounds)            374,500     359,100    671,200       736,200
  Production (metric tons)        169,900     162,900    304,500       333,900
  Sales (000s of
   recoverable pounds)            350,400     389,800    646,500       723,200
  Sales (metric tons)             158,900     176,800    293,200       328,000
  Average realized
   price per pound                   $.75        $.72       $.74          $.74
Gold
  Production (recoverable ounces) 444,200     751,500    780,000     1,482,400
  Sales (recoverable ounces)      393,700     813,600    730,300     1,458,300
  Average realized
   price per ounce                $308.76     $267.04    $300.17       $265.11


Gross profit per pound of copper (cents):
Average realized price               74.6        72.2       73.6          73.8
                                  -------     -------    -------     ---------
Production costs:
  Site production and delivery       34.9 a      36.6 a     38.8 a        35.8 a
    Gold and silver credits         (35.2)      (57.1)     (35.2)        (54.6)
    Treatment charges                17.5        18.3       18.4          18.2
    Royalty on metals                 1.2         2.0        1.1           2.0
                                  -------     -------    -------     ---------
      Cash production costs          18.4        (0.2)      23.1           1.4
                                  -------     -------    -------     ---------
    Depreciation and amortization    14.9        18.0       14.8          18.0
                                  -------     -------    -------     ---------
        Total production costs       33.3        17.8       37.9          19.4
                                  -------     -------    -------     ---------
Adjustments, primarily for
  copper pricing on prior
  period open sales                   0.1        (1.0)       1.9          (0.2)
                                  -------     -------    -------     ---------
Gross profit per pound of copper     41.4        53.4       37.6          54.2
                                  =======     =======    =======     =========


                                    Second Quarter            Six Months
                                  -------------------  -----------------------
                                   2002         2001     2002           2001
                                  -------   ---------  ---------     ---------
PT Freeport Indonesia, 100% Operating Statistics
Ore milled (metric tons per day)  239,600     240,000    241,900       234,800
Average ore grade
  Copper (percent)                   1.14        1.04       1.02          1.08
  Gold (grams per metric ton)         .98        1.57        .85          1.62
  Gold (ounce per metric ton)        .032        .050       .027          .052
Recovery rates (percent)
  Copper                             87.1        86.6       86.4          87.9
  Gold                               86.3        89.3       86.0          88.6
Copper
  Production (000s of
   recoverable pounds)            457,600     412,400    814,700       847,300
  Production (metric tons)        207,600     187,100    369,500       384,300
  Sales (000s of
   recoverable pounds)            428,300     447,700    784,700       832,600
  Sales (metric tons)             194,300     203,100    355,900       377,700
Gold (recoverable ounces)
  Production                      581,000     982,500  1,000,000     1,928,500
  Sales                           516,200   1,061,800    936,100     1,894,800

  a.   Net of deferred mining costs totaling $7.7 million (2.2
       cents per pound) in the second quarter of 2002, $9.7 million (2.5 cents per pound) in the second quarter of 2001, $12.4 million (1.9 cents per pound) in the first six months of 2002 and $18.0 million (2.5 cents per pound) in the first six months of 2001.

    PT Freeport Indonesia's second-quarter 2002 copper production increased, compared with the second quarter of 2001, because of higher ore grades and recovery rates; however, sales volumes were lower primarily because severe weather in June delayed concentrate shipments. Copper production and sales for the first six months of 2002 were lower, compared with the first six months of 2001, primarily because of lower grades, recovery rates and the weather delays. Gold production and sales were lower in the 2002 periods primarily because of lower ore grades. During the second quarter of 2002, Grasberg mine operations transitioned from the lower grade material which had been mined in recent months to higher-grade ore which we expect to mine for the next several quarters. As a result, we expect higher copper production and significantly higher gold production for the remainder of 2002 and into next year.

    At the Deep Ore Zone underground mine, production averaged 19,300 metric tons of ore per day in the second quarter of 2002, compared with 4,400 metric tons of ore per day in the second quarter of 2001. Full production of 25,000 metric tons of ore per day is expected in the second half of 2002. We are nearing completion of a study on the feasibility of expanding the Deep Ore Zone mine's production rates to as much as 35,000 metric tons of ore per day. Production from our other producing underground mine, the Intermediate Ore Zone, averaged 18,200 metric tons of ore per day in the second quarter of 2002, compared with 21,200 metric tons of ore per day in the 2001 period. We expect the Intermediate Ore Zone mine to be depleted by the end of 2003.

    Unit site production and delivery costs in the second quarter of 2002 averaged $0.35 per pound of copper, $0.02 per pound lower than the $0.37 reported in the second quarter of 2001. For the first six months of 2002, unit site production and delivery costs of $0.39 per pound were $0.03 per pound higher than the $0.36 per pound in the 2001 period because of lower volumes. Lower grades of ore mined resulted in lower gold credits of $0.35 per pound in the 2002 quarter, compared with the 2001 quarter level of $0.57 per pound. Gold credits for the first six months of 2002 of $0.35 per pound were also lower than the gold credits of $0.55 per pound in the 2001 period. Gold ore grades for the second quarter of 2002 declined by 38 percent, compared with the second quarter of 2001, and gold ore grades for the first six months of 2002 declined by 48 percent, compared with the first six months of 2001. Royalties totaled $4.1 million in the second quarter of 2002, $8.0 million in the second quarter of 2001, $7.3 million in the first six months of 2002 and $14.3 million in the first six months of 2001, reflecting lower copper and gold sales volumes in the 2002 periods.

    Unit net cash production costs, including gold and silver credits, totaled $0.23 per pound for the first six months of 2002, but for the full year 2002 we expect them to average approximately $0.10 per pound of copper, assuming second half gold prices of $316 per ounce and annual gold sales of 2.2 million ounces. In the second half of 2002, unit costs are expected to be lower than the average for 2002, as both ore grade and production are expected to increase.

    We conduct the majority of our operations in Indonesia and Spain where our functional currency is the U.S. dollar. The majority of our revenues are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in Indonesian rupiahs, Australian dollars or euros. Generally, our results are positively affected when the U.S. dollar strengthens against these foreign currencies and adversely affected when the U.S. dollar weakens against these foreign currencies.

     Since 1997, the Indonesian rupiah/U.S. dollar exchange rate has been volatile. One U.S. dollar was equivalent to 8,710 rupiahs at June 30, 2002, 9,660 rupiahs at March 31, 2002 and 10,160 rupiahs at December 31, 2001. PT Freeport Indonesia recorded losses totaling $1.2 million in the second quarter of 2002 and $1.6 million in the first six months of 2002, compared with $0.2 million in the second quarter of 2001 and $0.6 million in the first six months of 2001 related to its rupiah-denominated assets and liabilities. Operationally, changes in the U.S. dollar/rupiah exchange rate primarily impact PT Freeport Indonesia's labor costs, which are mostly rupiah-denominated. At estimated annual aggregate rupiah payments of 900 billion and the June 30, 2002 exchange rate of 8,710 rupiahs to one U.S. dollar, a one-thousand-rupiah increase in the exchange rate would result in an approximate $11 million decrease in annual operating costs and a one-thousand-rupiah decrease in the exchange rate would result in an approximate $13 million increase in annual operating costs, before any hedging effects.

     PT Freeport Indonesia purchases materials and supplies denominated in Australian dollars. The exchange rate was $0.56 to one Australian dollar at June 30, 2002, $0.53 to one Australian dollar at March 31, 2002 and $0.51 to one Australian dollar at December 31, 2001. At estimated annual aggregate Australian dollar payments of 225 million and the June 30, 2002 exchange rate of $0.56 to one Australian dollar, a $0.01 increase or decrease in the exchange rate would result in an approximate $2 million change in aggregate annual costs.

     At times, PT Freeport Indonesia has entered into foreign currency forward contracts to hedge a portion of its aggregate anticipated Indonesian rupiah and Australian dollar payments. As of June 30, 2002, PT Freeport Indonesia had foreign currency contracts to hedge 239.7 billion of rupiah payments, or approximately 50 percent of aggregate projected rupiah payments for the remainder of 2002 at an average exchange rate of 12,941 rupiahs to one U.S. dollar. Each 1,000-rupiah change in the Indonesian rupiah/U.S. dollar exchange rate impacts the market value of these contracts by approximately $3 million.

   PT Freeport Indonesia had foreign currency contracts hedging the Australian dollar during 2001, but currently has no contracts hedging the Australian dollar. PT Freeport Indonesia recorded net gains (losses) to production costs for its foreign currency contracts totaling $2.8 million in the second quarter of 2002, $(1.2) million in the second quarter of 2001, $4.4 million in the first six months of 2002 and $(1.7) million in the first six months of 2001. On a consolidated basis, we recorded net gains (charges) to Other Comprehensive Income, a component of stockholders' equity, totaling $0.4 million in the second quarter of 2002, $0.7 million in the second quarter of 2001, $1.4 million in the first six months of 2002 and $(1.3) million in the first six months of 2001 related to PT Freeport Indonesia's currency hedging contracts that remained open as of the end of those periods.

Exploration Activities
Block A exploration efforts in the first half of 2002 were associated with the delineation drilling project known as the Deep Ore Zone Northwest Extension. This program is intended to test a 400-meter extension immediately adjacent to the current Deep Ore Zone block cave mine reserve. The drilling program will target an 80 million metric ton resource with 4,800 meters of drilling in eleven holes that fill in gaps between existing exploration drill holes.

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

Atlantic Copper Operating Results

                                        Second Quarter           Six Months
                                      ------------------     ------------------
                                       2002       2001        2002       2001
                                      -------    -------     -------    -------
Cash margin (in millions)               $12.6      $(3.7)      $23.1       $4.7
Operating income (loss) (in millions)    $2.6     $(13.5)       $4.0     $(14.1)
Concentrate treated (metric tons)     242,500    195,300     500,800    400,800
Anodes production (000s of pounds)    152,100    134,300     322,200    278,300
Cathodes, wire rod and wire sales
 (000s of pounds)                     140,400    129,100     276,200    264,700
Gold sales in anodes and slimes
 (ounces)                             159,800    181,000     411,400    289,200

     Atlantic Copper's cash margin, which is revenues less production costs, was $16.3 million higher in the 2002 quarter, compared with the 2001 quarter, and $18.4 million higher in the first six months of 2002, compared with the first six months of 2002, primarily because of a scheduled 27-day major maintenance turnaround in April 2001. The major maintenance turnaround was completed at a total cost of approximately $15 million (approximately $9 million of direct costs and $6 million related to lower sales volumes). The next scheduled major maintenance turnaround is expected to occur in 2004. Atlantic Copper's cathode cash production costs per pound of copper, before currency hedging, averaged $0.12 in the second quarter of 2002, compared with $0.18 in the second quarter of 2001, and $0.11 in the first six months of 2002, compared with $0.16 in the first six months of 2001. The higher unit costs in the 2001 periods primarily reflect lower throughput and higher maintenance costs associated with the major maintenance turnaround. Atlantic Copper's average treatment rates, which are what Atlantic Copper is paid to smelt and refine concentrates, continue at historically low levels of $0.17 per pound for the 2002 periods, compared with $0.18 per pound for the 2001 periods.

     The majority of Atlantic Copper's revenues are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in euros. Atlantic Copper's estimated annual euro payments total approximately 100 million euros and at a June 30, 2002 exchange rate of $1.00 per euro, a $0.05 increase or decrease in the exchange rate would result in an approximate $5 million change in annual costs, before any hedging effects.

     As part of refinancing its debt in June 2000, Atlantic Copper was required to significantly expand its program to hedge anticipated euro-denominated operating costs. At June 30, 2002, Atlantic Copper had contracts to purchase 94.5 million euros at an average exchange rate of $1.01 per euro through December 2003. These contracts currently hedge approximately 60 percent of Atlantic Copper's projected remaining 2002 and 2003 euro disbursements. Each $0.01 change in the US$/euro exchange rate impacts the market value of these contracts by approximately $1 million. Atlantic Copper's operating results reflect losses on currency hedging contracts that matured during the period totaling $0.7 million in the second quarter of 2002, $1.0 million in the second quarter of 2001, $2.0 million in the first six months of 2002 and $1.3 million in the first six months of 2001. On a consolidated basis, we recorded net gains (charges) to Other Comprehensive Income, a component of stockholders' equity, totaling $12.1 million in the second quarter of 2002, $(5.3) million in the second quarter of 2001, $11.0 million in the first six months of 2002 and $(16.4) million in the first six months of 2001 related to Atlantic Copper's euro hedging contracts that remained open as of the end of those periods.

     Atlantic Copper had euro-denominated net monetary liabilities at June 30, 2002 totaling $82.3 million recorded at an exchange rate of $1.00 per euro. The March 31, 2002 exchange rate was $0.87 per euro and the December 31, 2001 exchange rate was $0.88 per euro. Adjustments to Atlantic Copper's euro-denominated net liabilities to reflect changes in the exchange rate are recorded in "Other income (expense), net" on our income statements and totaled $(9.3) million in the second quarter of 2002, $1.2 million in the second quarter of 2001, $(8.7) million in the first six months of 2002 and $4.3 million in the first six months of 2001.

   Atlantic Copper has an unfunded contractual obligation denominated in euros to supplement amounts paid to retired employees. Atlantic Copper makes annual payments, which totaled $5.7 million in 2001, to the retired employees. Amended Spanish legislation requires that Atlantic Copper begin funding its contractual obligation to the retired employees through a third party in November 2002. In August 2002, Atlantic Copper complied with the amended Spanish legislation by agreeing to fund approximately $7 million euros annually for the next 15 years to an approved insurance company in settlement of its estimated $72 million euro contractual obligation.

PT Smelting Operating Results

                                            Second Quarter       Six Months
                                            --------------     ---------------
                                             2002    2001       2002     2001
                                            -----   ------     ------   ------
                                                     (In millions)
PT Freeport Indonesia sales to PT Smelting  $38.9   $111.9     $138.1   $202.5
Equity in PT Smelting losses                  2.5      1.4        3.4      2.7
PT Freeport Indonesia profits
  deferred (recognized)                      (0.5)    (1.0)      (1.1)     0.1

     PT Freeport Indonesia accounts for its 25 percent interest in PT Smelting under the equity method and provides PT Smelting with nearly all of its concentrate requirements. PT Smelting treated 130,600 metric tons of concentrate in the second quarter of 2002, 27 percent less than the 179,700 metric tons treated in the 2001 quarter, and 308,300 metric tons in the first six months of 2002, 10 percent less than the 341,400 treated in the first six months of 2001. The lower level of concentrate treated in 2002 and the resulting decline in anodes and cathodes production and sales were caused by a scheduled maintenance turnaround. PT Smelting's copper cathode cash production costs per pound totaled $0.25 in the second quarter of 2002, compared with $0.12 in the 2001 second quarter, and $0.18 for the first six months of 2002, compared with $0.12 for the first six months of 2001, reflecting the impact of the 28-day maintenance turnaround in May 2002. The next scheduled 30-day maintenance turnaround is expected to occur in 2006.

   Our revenues include PT Freeport Indonesia's sales to PT Smelting, but we defer recognizing profits on 25 percent of PT Freeport Indonesia sales to PT Smelting that are still in PT Smelting's inventory at the end of the period. The effect of changes in these deferred profits was the recognition of operating profits totaling $0.5 million in the second quarter of 2002, $1.0 million in the second quarter of 2001, $1.1 million in the first six months of 2002 and the deferral of $0.1 million in the first six months of 2001.

OTHER FINANCIAL RESULTS
The FCX/Rio Tinto joint ventures incurred $1.3 million of exploration costs in the second quarter of 2002, $3.6 million in the second quarter of 2001, $2.5 million in the first six months of 2002 and $7.1 million in the first six months of 2001. Lower exploration costs reflect the continued suspensions of our contracts of work outside of Block A and our efforts to reduce costs during periods of continued low commodity prices. We reported exploration expense of $0.8 million in the second quarter of 2002, $2.4 million in the second quarter of 2001, $1.6 million in the first six months of 2002 and $4.5 million in the first six months of 2001 for our share of exploration costs.

     Second-quarter 2002 general and administrative expenses of $16.4 million were slightly higher than the $16.1 million reported in the 2001 quarter, while general and administrative expenses for the first six months of 2002 were $2.2 million higher at $32.8 million, compared with $30.6 million reported in the 2001 period.

     On May 2, 2002, at FCX's annual shareholder meeting the shareholders approved the conversion of each outstanding share of Class A common stock into one share of Class B common stock. The transaction simplified our capital structure and enhanced trading liquidity of our common stock. The conversion also created a new measurement date for FCX's Class A stock options that were converted to Class B stock options. Under accounting rules, the in-the-money value of these stock options on the new measurement date ($8.8 million) must be charged to earnings over the remaining vesting period of the options, which extends through January 2006. The charge to second-quarter 2002 general and administrative expenses totaled $0.4 million. The first quarter of 2002 also included a $0.5 million charge for costs related to the proposal to convert our Class A common stock into Class B common stock.

     Our total interest cost (before capitalization) was $47.0 million in the second quarter of 2002, $43.5 million in the second quarter of 2001, $94.4 million in the first six months of 2002 and $93.9 million in the first six months of 2001. We capitalized $3.5 million of interest costs in the second quarter of 2002, $2.1 million in the second quarter of 2001, $6.6 million in the first six months of 2002 and $4.1 million in the first six months of 2001.

     Our effective tax rate was 68 percent for the first six months of 2002 and 53 percent for the first six months of 2001. PT Freeport Indonesia's Contract of Work provides a 35 percent corporate income tax rate and a withholding tax rate of 10 percent (based on the tax treaty between Indonesia and the United States) on dividends and interest paid to us by PT Freeport Indonesia. No income taxes are recorded at Atlantic Copper, which is subject to taxation in Spain, because it has not generated significant taxable income in recent years and has substantial tax loss carryforwards for which no financial statement benefit has been provided. Additionally, we only receive a small U.S. tax benefit on costs incurred by our parent company because it has no U.S.-sourced income. As a result, our effective tax rate varies with the level of earnings at PT Freeport Indonesia, Atlantic Copper and the parent company. The higher effective tax rate for the first six months of 2002 primarily reflects the impact of lower income at PT Freeport Indonesia and higher interest costs at our parent company.

CAPITAL RESOURCES AND LIQUIDITY
Net cash provided by operating activities was $152.8 million for the first six months of 2002, compared with $290.8 million for the 2001 period. Net cash used in investing activities totaled $57.9 million in the 2002 period, compared with $76.1 million in the 2001 period. Net cash used in financing activities totaled $93.8 million in 2002 compared with $207.8 million in 2001.

     Lower net income in 2002 primarily because of lower sales from PT Freeport Indonesia, along with working capital changes, resulted in a decrease in operating cash flow to $152.8 million from $290.8 million in the year-ago period. We used our operating cash flows to fund capital expenditures of $81.5 million in 2002 and $80.7 million in 2001, and preferred dividends of $18.4 million in 2002 and $18.3 million in 2001. After funding our capital expenditures and making scheduled dividend payments, we were able to reduce outstanding debt by $82.4 million in the first six months of 2002 and $176.4 million in 2001. During the first six months of 2002, we used $23.7 million in proceeds from the sale of restricted investments to pay interest on our 8 1/4% convertible senior notes. Debt, net of the change in restricted investments, was reduced by $60.4 million in the first six months of 2002.

   For the second half of 2002, we expect operating cash flows to improve significantly as PT Freeport Indonesia mines higher-grade ore and sales volumes improve. At copper and gold prices of $0.73 per pound and $316 per ounce, respectively, for the second half of the year, our operating cash flow is expected to approximate $500 million for the year, which would allow us to reduce net debt by over $225 million during the year. Net debt includes debt and mandatorily redeemable preferred stock, net of restricted investments. Our capital expenditures for the second half of 2002 are expected to total approximately $130 million, including approximately $30 million for haul truck purchases and $20 million for final development of the Deep Ore Zone underground ore body, which started production in 2000 and is expected to reach full production of 25,000 metric tons of ore per day in the second half of 2002.

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

  * Commitments and Availability. Aggregate commitments under our amended credit facilities total $734.0 million. Borrowings on July 18, 2002, totaled $182.0 million for PT Freeport
     Indonesia and $385.0 million for FCX, including a $149.0 million term loan.

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

  * Interest Rates. Initial interest rates on all loans under the amended credit facilities were LIBOR plus 4.0 percent with annual increases of 0.125 percent on each anniversary of the closing of the amended facilities with provisions for lower rates if our credit ratings improve. In May 2002, Standard & Poor's announced an upgrade of our corporate credit rating to "B" from "CCC+" and our senior unsecured debt rating to "B-" from "CCC". Additionally, on June 3, 2002, Standard & Poor's assigned its "B" rating to FCX's bank credit facility allowing for a 50-basis-point reduction in the borrowing rate to LIBOR plus 3.5 percent from LIBOR plus 4.0 percent. Under the terms of our credit facilities, our borrowing rates improve if our senior unsecured credit rating or bank credit facility rating are above "B3" or "B- ," respectively. As a result, the initial scheduled annual increase of 0.125 in the borrowing rate is now deferred until June 3, 2003. As of June 30, 2002, the interest rate on the amended facilities was 5.3 percent based on a LIBOR rate of 1.8 percent.

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

  *    Revised Debt and Redeemable Preferred Stock Maturities.
     Below is a summary of our debt and redeemable preferred stock maturities based on loan balances as of June 30, 2002, and gold and silver prices (which determine the preferred stock redemption amounts) as of June 30, 2002 (in millions):

                              2002    2003    2004    2005      2006  Thereafter
                             ------  ------  -----   ------   --------  ------
Infrastructure financings
 and equipment loans         $ 52.1  $ 57.7  $63.1   $ 46.4   $   48.5  $190.8
Atlantic Copper facilities
 and other                     47.7    21.4   10.1     24.1       24.1   111.6
7.20% Senior Notes due 2026 a     -   250.0      -        -          -       -
Amended bank credit facilities    -       -      -    505.0          -       -
7.50% Senior Notes due 2006 b     -       -      -        -      200.0       -
8 1/4% Convertible Senior
 Notes due 2006 c                 -       -      -        -      603.8       -
                             ------  ------  -----   ------   --------  ------
    Total debt maturities      99.8   329.1   73.2    575.5      876.4   302.4
Redeemable preferred stock d   11.7   198.8   11.4     11.4      145.7       -
                             ------  ------  -----   ------   --------  ------
    Total maturities         $111.5  $527.9  $84.6   $586.9   $1,022.1  $302.4
                             ======  ======  =====   ======   ========  ======

a. Although due in 2026, the holders of the 7.20% senior notes may, and are expected to, elect early repayment in November 2003.
b.   Due November 15, 2006.
c.   Due January 31, 2006.
d. Represents $11.7 million in 2002 and $11.4 million each year through 2006 for our Silver-Denominated Preferred Stock, $187.4 million in August 2003 for our Gold-Denominated Preferred Stock, and $134.3 million in February 2006 for our Gold-Denominated Preferred Stock, Series II. As discussed above, we intend to refinance or restructure our redemption obligation as to at least 80 percent of the outstanding Gold-Denominated Preferred Stock.

DEVELOPMENTS IN INDONESIA
In Indonesia, President Megawati Sukarnoputri continued to make progress toward improving the nation's economy during the first half of 2002. The government concluded a new agreement with its Paris Club group of creditor nations on $5 billion in debt and reached tentative agreement with its London Club of commercial bank creditors to reschedule another $1.3 billion in sovereign debt. After demonstrating progress on key reforms, the government in June received a disbursement of $350 million of the $5 billion International Monetary Fund recovery program.

     Weakness in the U.S. dollar and the economic progress made by the new administration has resulted in a stronger Indonesian currency. After beginning the year at a rate approximating 10,160 rupiahs to 1 US dollar, the rupiah strengthened to 8,710 rupiahs to 1 US dollar at June 30, 2002, an approximate 14 percent improvement. The inflation rate dropped to 11 percent, meaning the country's goal of single-digit inflation for 2002 could be within reach.

    In Papua, where Christianity is the predominant religion of the local population, there have been sporadic conflicts historically between separatists and the Indonesian military. President Megawati's government has implemented special autonomy rules, which provide greater revenues and control to the provincial leaders, and passed a law to change Irian Jaya's name to Papua at the request of the indigenous population. Our mining operations have continued to operate normally. No recent incidents of separatist violence have occurred in PT Freeport Indonesia's area of operations, where the local community leaders continue to support peaceful solutions to the complex issue of regional autonomy. While violence between separatists and the Indonesian military still occurs elsewhere in Papua, such incidents are becoming less frequent and the province's leadership is working hard to focus its population on the challenges of greater self-rule under the autonomy law.

    Six ambassadors of European Union nations visited Papua in March and confirmed their support for Papua and Indonesia, and the continuation of Papua being an integral part of Indonesia. A month earlier, the same support was pledged by Australian Prime Minister John Howard after meeting with President Megawati in Jakarta. The US Ambassador to Indonesia, Ralph L. "Skip" Boyce and his team also concluded a highly productive and positive visit to PT Freeport Indonesia's operations area. Mr. Boyce made strong public comments regarding the territorial integrity of Papua in Indonesia and supporting greater autonomy and financial assistance to the region.

CAUTIONARY STATEMENT
Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our performance in the future. Forward-looking statements are all statements other than historical facts, such as those regarding anticipated sales volumes, ore grades, commodity prices, unit costs, operating cash flows, capital expenditures, debt maturities and other commitments, and political, economic and social conditions in our areas of operations. We caution you that these statements are not guarantees of future performance, and our actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include unanticipated declines in the average grades of ore mined, unanticipated milling and other processing problems, labor relations, weather conditions, the speculative nature of mineral exploration, fluctuations in interest rates and currency exchange rates and other adverse financial market conditions, and other factors described in more detail under the heading "Risk Factors" in our Form 10-K for the year ended December 31, 2001.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.
Yosefa Alomang v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-9962 (Orleans Civ. Dist. Ct. La. Filed June 19, 1996). The plaintiff alleges environmental, human rights and social/cultural violations in Indonesia and sought unspecified monetary damages and other equitable relief. In March 2000, the Civil District Court for the Parish of Orleans, State of Louisiana, granted our exception of no cause of action and dismissed the entire case with prejudice. The plaintiff appealed to the Louisiana Fourth Circuit Court of Appeal and, in February 2002, the Louisiana Fourth Circuit Court of Appeal affirmed the lower court's dismissal of the case with prejudice. The plaintiff appealed to the Louisiana Supreme Court, which unanimously denied the appeal, effectively concluding this litigation.

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

Date:  August 7, 2002

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

3.1  Amended and restated Certificate of Incorporation of FCX.
     Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 2002 (the FCX 2002 First Quarter Form 10-Q).

3.2  Amended By-Laws of FCX dated as of March 12, 1999.
     Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1998 (the 1998 FCX Form 10-K).

4.1  Deposit Agreement dated as of July 1, 1993 among FCX,
     Mellon Securities Trust Company (Mellon), as
     Depositary, and holders of depositary receipts (Step-Up
     Depositary Receipts) evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Step-Up Convertible Preferred Stock.

4.2  Form of Step-Up Depositary Receipt.

4.3  Deposit Agreement dated as of August 12, 1993 among FCX,
     Mellon, as Depositary, and holders of depositary receipts
     (Gold-Denominated Depositary Receipts) evidencing certain
     Depositary Shares, each of which, in turn, represents 0.05 shares of Gold-Denominated Preferred Stock.

4.4  Form of Gold-Denominated Depositary Receipt.

4.5  Deposit Agreement dated as of January 15, 1994, among FCX,
     Mellon, as Depositary, and holders of depositary receipts
     (Gold-Denominated II Depositary Receipts) evidencing certain
     Depositary Shares, each of which, in turn, represents 0.05 shares of Gold-Denominated Preferred Stock II.

4.6  Form of Gold-Denominated II Depositary Receipt.

4.7  Deposit Agreement dated as of July 25, 1994 among FCX,
     Mellon, as Depositary, and holders of depositary receipts
     (Silver-Denominated Depositary Receipts) evidencing certain
     Depositary Shares, each of which, in turn, initially represents
     0.025 shares of Silver-Denominated Preferred Stock.

4.8  Form of Silver-Denominated Depositary Receipt.

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

4.16 Amendment No. 1 to Rights Agreement dated as of February 26,
     2002 between FCX and Mellon Investor Services. Incorporated by reference to Exhibit 4.16 to the FCX 2002 First Quarter
     Form 10-Q.

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

10.7 Amended and Restated Power Sales Agreement dated as of
     December 18, 1997 between PT Freeport Indonesia and P.T.
     Puncakjaya Power. Incorporated by reference to Exhibit 10.9 to the FCX 1997 Form 10-K.

10.8 Option, Mandatory Purchase and Right of First Refusal
     Agreement dated as of December 19, 1997 among PT Freeport
     Indonesia, P.T. Puncakjaya Power, Duke Irian Jaya, Inc.,
     Westcoast Power, Inc. and P.T. Prasarana Nusantara Jaya.
     Incorporated by reference to Exhibit 10.10 to the FCX 1997 Form
     10-K.

     Executive Compensation Plans and Arrangements (Exhibits
10.9 through 10.36)

10.9 Annual Incentive Plan of FCX as amended effective February
     2, 1999. Incorporated by reference to Exhibit 10.11 to the 1998 FCX Form 10-K.

10.10     1995 Long-Term Performance Incentive Plan of FCX.
     Incorporated by reference to Exhibit 10.6 to the FCX November 5, 2001 Form S-3.

10.11 FCX Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit
     10.13 to the 1998 FCX Form 10-K.

10.12 FCX President's Award Program. Incorporated by reference to Exhibit 10.7 to the FCX November 5, 2001 Form S-3.

10.13     FCX Adjusted Stock Award Plan, as amended.
     Incorporated by reference to Exhibit 10.15 to the 1997 FCX Form
     10-K.

10.14 FCX 1995 Stock Option Plan. Incorporated by reference to Exhibit 10.8 to the FCX November 5, 2001 Form S-3.

10.15 FCX 1995 Stock Option Plan for Non-Employee Directors, as amended. Incorporated by reference to Exhibit 10.17 to the FCX 1997 Form 10-K.

10.16 FCX 1999 Stock Incentive Plan. Incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 1999.

10.17     FCX 1999 Long-Term Performance Incentive Plan.
     Incorporated by reference to Exhibit 10.19 to the Annual Report of FCX on Form 10-K for the year ended December 31, 1999 (the FCX 1999 Form 10-K).

10.18     FCX Stock Appreciation Rights Plan dated May 2, 2000.
     Incorporated by reference to Exhibit 10.20 to the Quarterly
     Report on Form 10-Q of FCX for the quarter ended June 30, 2001 (the FCX 2001 Second Quarter Form 10-Q).

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

10.28     Supplemental Agreement between FMS and B. M. Rankin,
     Jr. dated February 2, 2001.  Incorporated by reference to Exhibit
     10.29 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2000 (the FCX 2000 Form 10-K).

10.29 Letter Agreement effective as of January 7, 1997 between Senator J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.31 to the FCX 2001 Form 10-K.

10.30 Supplemental Letter Agreement dated April 13, 2000 between J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.30 to the FCX 2000 First Quarter Form 10-Q.

10.31     Letter Agreement dated November 1, 1999 between FMS and
     Gabrielle K. McDonald.  Incorporated by reference to Exhibit
     10.33 of the FCX 1999 Form 10-K.

10.32 Supplemental Letter Agreement dated May 17, 2000 between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2000.

10.33 Executive Employment Agreement dated April 30, 2001 between FCX and James R. Moffett. Incorporated by reference to
     Exhibit 10.35 to the FCX 2001 Second Quarter Form 10-Q.

10.34 Executive Employment Agreement dated April 30, 2001 between FCX and Richard C. Adkerson. Incorporated by reference to
     Exhibit 10.36 to the FCX 2001 Second Quarter Form 10-Q.

10.35 Change of Control Agreement dated April 30, 2001 between FCX and James R. Moffett. Incorporated by reference to
     Exhibit 10.37 to the FCX 2001 Second Quarter Form 10-Q.

10.36 Change of Control Agreement dated April 30, 2001 between FCX and Richard C. Adkerson. Incorporated by reference to
     Exhibit 10.38 to the FCX 2001 Second Quarter Form 10-Q.

15.1 Letter dated July 18, 2002 from Ernst & Young LLP regarding unaudited interim financial statements.

18.1 Letter from Arthur Andersen LLP regarding change in accounting. Incorporated by reference to Exhibit 18.1 to the FCX 2002 First Quarter Form 10-Q.