Form 10-Q
period 2002-09-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2002-11-06
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the Quarter Ended September 30, 2002



                Commission File Number: 1-9916



              Freeport-McMoRan Copper & Gold Inc.



Incorporated in Delaware                 74-2480931
                             (IRS Employer Identification No.)


      1615 Poydras Street, New Orleans, Louisiana  70112


Registrant's telephone number, including area code: (504) 582-4000





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

On September 30, 2002, there were issued and outstanding
144,894,108 shares of the registrant's Class B Common Stock, par value $0.10 per share.



               FREEPORT-McMoRan COPPER & GOLD INC.

                        TABLE OF CONTENTS


                                                          Page
Part I.  Financial Information

  Financial Statements:

     Condensed Balance Sheets                               3

     Statements of Income                                   4

     Statements of Cash Flows                               5

     Notes to Financial Statements                          6

  Remarks                                                   9

  Report of Independent Public Accountants                  9

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                   10

Part II.  Other Information                                24

Signature                                                  24

Certifications                                             25

Exhibit Index                                              E-1

                FREEPORT-McMoRan COPPER & GOLD INC.
                  PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
               CONDENSED BALANCE SHEETS (Unaudited)

                                       September 30,   December 31,
                                           2002           2001
                                       ----------     ----------
                                             (In Thousands)
ASSETS
Current Assets:
 Cash and cash equivalents             $   38,027     $    7,587
 Restricted investments                    49,809         49,809
 Accounts receivable                      165,959        118,611
 Inventories                              392,355        369,188
 Prepaid expenses and other                 4,753          3,075
                                       ----------     ----------
  Total current assets                    650,903        548,270
Property, plant, equipment and
  development costs, net                3,340,576      3,409,687
Restricted investments                     46,222         92,079
Deferred mining costs                      71,288         47,590
Investment in PT Smelting                  45,694         57,194
Other assets                               50,076         57,109
                                       ----------     ----------
Total assets                           $4,204,759     $4,211,929
                                       ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued
   liabilities                         $  250,247     $  307,526
 Current portion of long-term debt and
   short-term borrowings                  151,837        205,420
 Unearned customer receipts                36,495         33,422
 Rio Tinto share of joint venture cash
   flows                                   71,133         33,646
 Accrued interest payable                  26,503         31,394
 Accrued income taxes                      46,358         17,019
                                       ----------     ----------
  Total current liabilities               582,573        628,427
Long-term debt, less current portion:
 FCX and PT Freeport Indonesia credit
   facilities                             424,000        475,371
 Convertible senior notes                 603,750        603,750
 Senior notes                             450,000        450,000
 Infrastructure asset financings          322,609        355,970
 Atlantic Copper debt                     182,393        198,089
 Equipment and other loans                 69,995         50,000
                                       ----------     ----------
      Total long-term debt, less
         current portion                2,052,747      2,133,180
Accrued postretirement benefits and
  other liabilities                       113,565        119,404
Deferred income taxes                     689,832        671,015
Minority interests                        116,494         92,955
Redeemable preferred stock                450,003        462,504
Stockholders' equity                      199,545        104,444
                                       ----------     ----------
Total liabilities and stockholders'
  equity                               $4,204,759     $4,211,929
                                       ==========     ==========

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                 STATEMENTS OF INCOME (Unaudited)

                                Three Months Ended        Nine Months Ended
                                  September 30,             September 30,
                              ---------------------    ------------------------
                                2002         2001         2002          2001
                              --------     --------    ----------    ----------
                                  (In Thousands, Except Per Share Amounts)
Revenues                      $538,739     $441,238    $1,339,418    $1,426,584
Cost of sales:
Production and delivery        238,231      242,374       679,272       703,691
Depreciation and amortization   77,077       71,000       192,436       217,448
                              --------     --------    ----------    ----------
     Total cost of sales       315,308      313,374       871,708       921,139
Exploration expenses               908        1,989         2,462         6,460
General and administrative
  expenses                      16,447       14,962        49,219        45,513
                              --------     --------    ----------    ----------
     Total costs and expenses  332,663      330,325       923,389       973,112
                              --------     --------    ----------    ----------
Operating income               206,076      110,913       416,029       453,472
Equity in PT Smelting losses    (1,864)        (919)       (5,223)       (3,616)
Interest expense, net          (41,388)     (40,115)     (129,162)     (129,945)
Other income (expense), net        807       (7,915)       (8,488)       (4,795)
                              --------     --------    ----------    ----------
Income before income taxes
  and minority interests       163,631       61,964       273,156       315,116
Provision for income taxes     (81,134)     (40,285)     (155,988)     (173,308)
Minority interests in net
  income of consolidated
  subsidiaries                 (11,534)      (8,247)      (23,063)      (35,855)
                              --------     --------    ----------    ----------
Net income before cumulative
  effect of accounting change   70,963       13,432        94,105       105,953
Cumulative effect of
  accounting change, net           -            -          (3,049)          -
                              --------     --------    ----------    ----------
Net income                      70,963       13,432        91,056       105,953
Preferred dividends             (9,426)      (9,184)      (28,097)      (27,374)
                              --------     --------    ----------    ----------
Net income applicable to
  common stock                $ 61,537     $  4,248    $   62,959    $   78,579
                              ========     ========    ==========    ==========

Net income per share of
  common stock:
   Basic:
    Before accounting change      $.42         $.03          $.46          $.55
    Cumulative effect of
      accounting change             -            -           (.02)           -
                                  ----         ----          ----          ----
    Net income per share of
     common stock                 $.42         $.03          $.44          $.55
                                  ====         ====          ====          ====

   Diluted:
    Before accounting change      $.39         $.03          $.45          $.54
    Cumulative effect of
     accounting change              -            -           (.02)           -
                                  ----         ----          ----          ----
    Net income per share of
     common stock                 $.39         $.03          $.43          $.54
                                  ====         ====          ====          ====

Average common shares
  outstanding:
   Basic                       144,894      143,973       144,567       143,944
                               =======      =======       =======       =======
   Diluted                     188,877      144,658       146,446       144,907
                               =======      =======       =======       =======

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
               STATEMENTS OF CASH FLOWS (Unaudited)

                                           Nine Months Ended
                                             September 30,
                                       ------------------------
                                         2002            2001
                                       ---------      ---------
                                           (In Thousands)
Cash flow from operating activities:
Net income                             $  91,056      $ 105,953
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
 Depreciation and amortization           192,436        217,448
 Cumulative effect of accounting change    3,049            -
 Deferred income taxes                    34,617         51,171
 Equity in PT Smelting losses              5,223          3,616
 Minority interests' share of
  net income                              23,063         35,855
 Change in deferred mining costs         (23,698)       (26,167)
 Amortization of deferred
  financing costs                          9,002          2,382
 Currency translation adjustments          7,071             56
 Other                                     8,745          1,774
 (Increases) decreases in working capital:
  Accounts receivable                    (43,229)        30,347
  Inventories                            (26,990)        20,243
  Prepaid expenses and other              (1,658)         7,495
  Accounts payable and accrued
   liabilities                           (35,696)        22,884
  Rio Tinto share of joint venture        31,680        (15,797)
   cash flows
  Accrued income taxes                    29,589         17,857
 (Increase) decrease in working capital  (46,304)        83,029
                                       ---------      ---------
Net cash provided by operating
  activities                             304,260        475,117
                                       ---------      ---------

Cash flow from investing activities:
Purchase of restricted investments           -         (139,762)
PT Freeport Indonesia capital
 expenditures                           (143,698)      (109,400)
Atlantic Copper capital expenditures      (1,962)        (9,382)
Sale of restricted investments            47,938            -
Other                                       (167)         4,572
                                       ---------      ---------
Net cash used in investing activities    (97,889)      (253,972)
                                       ---------      ---------

Cash flow from financing activities:
Proceeds from sale of convertible
 senior notes                                -          582,619
Proceeds from other debt                 342,607         77,523
Repayments of debt                      (485,286)      (802,115)
Purchases of FCX common shares               -           (3,436)
Partial redemption of preferred stock    (11,671)       (10,386)
Cash dividends paid:
 Preferred stock                         (27,896)       (27,419)
 Minority interests                          -           (6,786)
Loans to Nusamba                             -           (5,548)
Proceeds from exercised stock options      7,549            572
Other                                     (1,234)        (1,263)
                                       ---------      ---------
Net cash used in financing activities   (175,931)      (196,239)
                                       ---------      ---------
Net increase in cash and cash
 equivalents                              30,440         24,906
Cash and cash equivalents at
 beginning of year                         7,587          7,968
                                       ---------      ---------
Cash and cash equivalents at end
 of period                             $  38,027      $  32,874
                                       =========      =========

The accompanying notes are an integral part of these financial statements.

                FREEPORT-McMoRan COPPER & GOLD INC.
                   NOTES TO FINANCIAL STATEMENTS

1.      EARNINGS PER SHARE
Freeport-McMoRan Copper & Gold Inc.'s (FCX) basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating diluted net income per share (in thousands, except per share amounts):

                                         Three months        Nine months
                                            ended              ended
                                         September 30,      September 30,
                                       ----------------  ------------------
                                         2002     2001     2002      2001
                                       -------  -------  --------  --------
Net income before preferred dividends
 and cumulative effect of accounting
 change                                $70,963  $13,432  $ 94,105  $105,953
Preferred dividends                     (9,426)  (9,184)  (28,097)  (27,374)
                                       -------  -------  --------  --------
Net income before cumulative effect
 of accounting change                   61,537    4,248    66,008    78,579
Cumulative effect of accounting
 change                                    -        -      (3,049)      -
                                       -------  -------  --------  --------
Net income applicable to common stock   61,537    4,248    62,959    78,579
Plus income impact of assumed
 conversion of 8 1/4% Convertible
 Senior Notes, after taxes              12,590      -         -         -
                                       -------  -------  --------  --------
Diluted net income applicable to
 common stock                          $74,127  $ 4,248  $ 62,959  $ 78,579
                                       =======  =======  ========  ========

Weighted average common shares
 outstanding                           144,894  143,973   144,567   143,944
Add:  Dilutive stock options             1,497      369     1,606       658
      Restricted stock                     266      316       273       305
      Impact of assumed
        conversion of 8 1/4%
        Convertible Senior Notes        42,220      -         -         -
                                       -------  -------  --------  --------
Weighted average common shares
 outstanding for purposes of
 calculating diluted net income per
 share                                 188,877  144,658   146,446   144,907
                                       =======  =======  ========  ========

Diluted net income per share of
 common stock:
  Before accounting change             $  0.39  $  0.03  $   0.45  $   0.54
  Cumulative effect of accounting
   change                                   -        -      (0.02)       -
                                       -------  -------  --------  --------
  Net income per share of common
   stock                               $  0.39  $  0.03  $   0.43  $   0.54
                                       =======  =======  ========  ========

     Outstanding stock options with exercise prices greater than the average market price of the common stock during the period are excluded from the computation of diluted net income per share of common stock. In addition, our convertible preferred stock is excluded for all periods presented and our 8 1/4% Convertible Senior Notes are excluded for all periods presented other than the three month period ended September 30, 2002. The convertible securities are excluded because including the conversion of these instruments would have increased the diluted net income per share reported for the applicable period. A recap of the excluded amounts follows (in thousands, except exercise prices):

                                        Three months     Nine months
                                            ended           ended
                                        September 30,   September 30,
                                       --------------  ----------------
                                        2002    2001     2002     2001
                                       ------  ------  -------  -------
Weighted average outstanding options    7,905  12,101    7,905   11,056
Weighted average exercise price        $22.73  $20.71  $ 22.73   $21.60

Dividends on convertible preferred
 stock                                 $6,125  $6,125  $18,374  $18,374
Weighted average shares issuable
 upon conversion                       11,690  11,690   11,690   11,690

Interest on 8 1/4% Convertible Senior
 Notes, net of taxes                      N/A  $7,322  $37,900  $ 7,322
Weighted average shares issuable
 upon conversion                          N/A  25,240   42,220    8,506


2.   ACCOUNTING CHANGE - DEPRECIATION AND AMORTIZATION
Effective January 1, 2002, FCX changed its methodology used in the determination of depreciation for the mining and milling life-of-mine assets of PT Freeport Indonesia, FCX's majority-owned Indonesian mining subsidiary. Prior to January 1, 2002, PT Freeport Indonesia depreciated mining and milling life-of-mine assets on a composite basis. Total historical capitalized costs and estimated future development costs relating to its developed and undeveloped reserves were depreciated using the unit-of-production method based on total developed and undeveloped proven and probable recoverable copper reserves. Estimated future development costs, which are significant, are those costs necessary to develop PT Freeport Indonesia's undeveloped ore bodies expected to be incurred over the next 20 to 25 years.

    After considering the inherent uncertainties and subjectivity relating to the long time frame over which these estimated costs would be incurred, and after consulting with the accounting staff of the Securities and Exchange Commission, management decided to revise its depreciation methodology prospectively. Effective January 1, 2002, depreciation for the mining and milling life-of-mine assets excludes consideration of future development costs. Instead, under the new methodology, PT Freeport Indonesia depreciates only the historical capitalized costs of individual producing mines over the related proven and probable copper reserves. PT Freeport Indonesia will continue to depreciate infrastructure and other common costs over total proven and probable recoverable copper reserves. The cumulative effect of this change through December 31, 2001, as reflected in FCX's first-quarter 2002 results, reduced net income by $3.0 million, net of taxes and minority interest sharing.

    The effect of the new methodology was to reduce depreciation and amortization expense by $5.4 million in the third quarter of 2002 and $13.1 million in the first nine months of 2002, thus increasing net income by $2.7 million, $0.01 per share, in the third quarter of 2002 and by $6.7 million, $0.05 per share, in the first nine months of 2002. On a pro forma basis, the new methodology would have reduced depreciation and amortization expense by $14.0 million in the third quarter of 2001 and $43.0 million in the first nine months of 2001, thus increasing net income by $6.8 million, $0.05 per share, in the third quarter of 2001 and by $20.9 million, $0.14 per share, in the first nine months of 2001.

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

                            Mining     Smelting
                             and         and     Eliminations
                          Exploration  Refining   and Other   FCX Total
                          ----------   --------   ---------   ----------
                                          (In Thousands)
Three months ended
 September 30, 2002:
Revenues                  $  479,928a  $181,400   $(122,589)  $  538,739
Production and delivery      148,666    170,780     (81,215)b    238,231
Depreciation and
 amortization                 66,010      6,978       4,089       77,077
Exploration expenses             857          -          51          908
General and
 administrative expenses      11,685      2,123       2,639       16,447
                          ----------   --------   ---------   ----------
Operating income          $  252,710   $  1,519   $ (48,153)  $  206,076
                          ==========   ========   =========   ==========
Equity in PT Smelting
 losses                   $        -   $  1,864   $       -   $    1,864
                          ==========   ========   =========   ==========
Interest expense, net     $   16,590   $  4,649   $  20,149   $   41,388
                          ==========   ========   =========   ==========
Provision for income taxes$   85,553   $      -   $  (4,419)  $   81,134
                          ==========   ========   =========   ==========
Capital expenditures      $   62,788   $    708   $     695   $   64,191
                          ==========   ========   =========   ==========
Total assets              $3,326,172c  $647,543d  $ 231,044   $4,204,759
                          ==========   ========   =========   ==========

Three months ended
 September 30, 2001:
Revenues                  $  343,300a  $200,007   $(102,069)  $  441,238
Production and delivery      145,719    190,763     (94,108)b    242,374
Depreciation and
 amortization                 63,107      6,818       1,075       71,000
Exploration expenses           1,936        -            53        1,989
General and
 administrative expenses      11,217      2,092       1,653       14,962
                          ----------   --------   ---------   ----------
Operating income          $  121,321   $    334   $ (10,742)  $  110,913
                          ==========   ========   =========   ==========
Equity in PT Smelting
 losses                   $        -   $    919   $       -   $      919
                          ==========   ========   =========   ==========
Interest expense, net     $   20,137   $  6,102   $  13,876   $   40,115
                          ==========   ========   =========   ==========
Provision for income taxes$   37,272   $    -     $   3,013   $   40,285
                          ==========   ========   =========   ==========
Capital expenditures      $   35,384   $  2,053   $     677   $   38,114
                          ==========   ========   =========   ==========
Total assets              $3,228,401c  $667,461d  $ 139,822   $4,035,684
                          ==========   ========   =========   ==========


Nine months ended
 September 30, 2002:
Revenues                  $1,069,065a  $556,997   $(286,644)  $1,339,418
Production and delivery      401,934    524,690    (247,352)b    679,272
Depreciation and
 amortization                161,689     20,622      10,125      192,436
Exploration expenses           2,357        -           105        2,462
General and
 administrative expenses      41,513      6,209       1,497       49,219
                          ----------   --------   ---------   ----------
Operating income          $  461,572   $  5,476   $ (51,019)  $  416,029
                          ==========   ========   =========   ==========
Equity in PT Smelting
 losses                   $        -   $  5,223   $       -   $    5,223
                          ==========   ========   =========   ==========
Interest expense, net     $   54,500   $ 13,729   $  60,933   $  129,162
                          ==========   ========   =========   ==========
Provision for income taxes$  148,690   $    -     $   7,298   $  155,988
                          ==========   ========   =========   ==========
Capital expenditures      $  141,995   $  1,962   $   1,703   $  145,660
                          ==========   ========   =========   ==========
Nine months ended
September 30, 2001:
Revenues                  $1,124,408a  $553,532   $(251,356)  $1,426,584
Production and delivery      404,360    540,614    (241,283)b    703,691

Depreciation and             193,279     20,453       3,716      217,448
amortization
Exploration expenses           6,222        -           238        6,460
General and                   34,035      6,264       5,214       45,513
 administrative expenses
Operating income (loss)   $  486,512   $(13,799)  $ (19,241)  $  453,472
                          ==========   ========   =========   ==========
Equity in PT Smelting
 losses                   $        -   $  3,616   $       -   $    3,616
                          ==========   ========   =========   ==========
Interest expense, net     $   74,736   $ 20,321   $  34,888   $  129,945
                          ==========   ========   =========   ==========
Provision for income taxes$  151,801   $    -     $  21,507   $  173,308
                          ==========   ========   =========   ==========
Capital expenditures      $  108,025   $  9,382   $   1,375   $  118,782
                          ==========   ========   =========   ==========


a. Includes PT Freeport Indonesia sales to PT Smelting totaling
   $114.6 million in the third quarter of 2002, $88.2 million in the third quarter of 2001, $252.7 million in the first nine months of 2002 and $290.7 million in the first nine months of 2001.
b. Includes effect of changes in the deferral of intercompany profits on 25 percent of PT Freeport Indonesia's sales to PT Smelting that are still in PT Smelting's inventory at quarter end, totaling $7.4 million in the third quarter of 2002, $(2.8) million in the third quarter of 2001, $6.3 million in the first nine months of 2002 and $(2.7) million in the first nine months of 2001.
c. Includes PT Freeport Indonesia's trade receivables with PT
   Smelting totaling $21.6 million at September 30, 2002 and $23.2 million at September 30, 2001.
d. Includes PT Freeport Indonesia's equity investment in PT
   Smelting totaling $45.7 million at September 30, 2002 and $55.2 million at September 30, 2001.

4.    COMPREHENSIVE INCOME
A recap of FCX's comprehensive income is shown below (in thousands).

                                    Three months ended   Nine months ended
                                       September 30,       September 30,
                                     ----------------   -------------------
                                       2002     2001      2002       2001
                                     -------  -------   --------   --------
Net income                           $70,963  $13,432   $ 91,056   $105,953
Other comprehensive income (loss):
 Cumulative effect of change in
  accounting, no tax effect              -        -          -         (982)
 Change in unrealized derivatives'
  fair value:
  Rupiah/Australian dollar currency
   contracts                            (107)   9,049      7,014      4,651
   Tax effect                             46   (3,838)    (2,996)    (1,973)
   Minority interest effect                6     (806)      (413)      (414)
  Euro currency contracts, no tax
   effect                               (487)   7,540      8,533    (10,177)
  Interest rate swap contracts, no
   tax effect                         (1,435)  (1,890)    (2,382)    (3,170)
 Reclass to earnings:
   Rupiah/Australian dollar currency
    contracts                         (3,261)    (425)    (7,689)     1,284
    Tax effect                         1,393      180      3,284       (545)
    Minority interest effect             193       38        454       (114)
   Euro currency contracts, no tax
    effect                              (285)     856      1,678      2,187
   Interest rate swap contracts, no
    tax effect                           766      499      2,343        433
                                     -------  -------   --------   --------
Total Comprehensive Income           $67,792  $24,635   $100,882   $ 97,133
                                     =======  =======   ========   ========

5.   INTEREST COST
Interest expense excludes capitalized interest of $4.0 million in the third quarter of 2002, $2.5 million in the third quarter of 2001, $10.6 million in the first nine months of 2002 and $6.6 million in the first nine months of 2001.

6.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first nine months of 2002 and 2001 was 2.9 to 1 and 3.3 to 1, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

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


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of
Freeport-McMoRan Copper & Gold Inc.:

     We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware Corporation) and subsidiaries as of September 30, 2002 and the related statements of income for the three-month and nine-month periods ended September 30, 2002 and the statement of cash flows for the nine months ended September 30, 2002. These financial statements are the responsibility of the Company's management. The accompanying statements of income for the three-month and nine-month periods ended September 30, 2001 and the statement of cash flows for the nine months ended September 30, 2001 were reviewed by other accountants who have ceased operations and whose report (dated October 16, 2001) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements as of September 30, 2002, and for the three-month and nine-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.

                                     ERNST & YOUNG LLP


New Orleans, Louisiana
October 15, 2002

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

OVERVIEW
We operate through our majority-owned subsidiary, PT Freeport Indonesia, and through PT Irja Eastern Minerals (Eastern
Minerals) and Atlantic Copper, S.A. (Atlantic Copper), our wholly owned subsidiaries. PT Freeport Indonesia also has a 25 percent interest in PT Smelting, an Indonesian company that operates a copper smelter and refinery in Gresik, Indonesia. In addition to the PT Freeport Indonesia and Eastern Minerals exploration activities, we conduct other mineral exploration activities in Papua (formerly Irian Jaya), Indonesia, pursuant to joint venture and other arrangements. Our field exploration activities outside of our current mining operations in Block A have been temporarily suspended (see "Exploration Activities"). You should read our financial statements, the releated discussion and analysis of financial condition and results of operations and our discussion of "Business and Properties" in our Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission. The results of operations reported and summarized below are not necessarily indicative of future operating results.

Increased Ownership in PT Freeport Indonesia.  In 1997, PT
Nusamba Mineral Industri (Nusamba), an Indonesian company and a subsidiary of PT Nusantara Ampera Bakti, acquired from a third party approximately 51 percent of the capital stock of PT
Indocopper Investama. PT Indocopper Investama is an Indonesian company whose only significant assets are its 9.4 percent of PT
Freeport Indonesia's common stock and its 10.0 percent of Eastern
Minerals' stock.  Nusamba paid $61.6 million in cash and financed
$253.4 million of the $315.0 million purchase price with a variable-rate commercial loan from a syndicate of commercial banks, including JPMorgan Chase Bank as agent, which was to mature in March 2002. We guaranteed the Nusamba loan for the purpose of continuing minority Indonesian ownership of PT
Freeport Indonesia. We also agreed to lend to Nusamba any amounts to cover any shortfalls between the interest payments due on the commercial loan and dividends received by Nusamba from PT
Indocopper Investama.  Through September 30, 2001, we loaned
Nusamba $65.3 million to cover such shortfalls and we charged to expense $3.7 million of this amount because the loans exceeded Nusamba's initial cash investment.

     In discussions subsequent to December 31, 2001, Nusamba informed us that it did not expect to be able to repay the bank loan or our loan at maturity. On February 27, 2002, we repaid the bank loan as provided for under the terms of our amended credit facilities (see "Amended Bank Credit Facilities" in our "Capital Resources and Liquidity" discussion) and acquired Nusamba's ownership in PT Indocopper Investama. For accounting purposes, the transactions were deemed effective as of December 31, 2001. As a result of our payment of the Nusamba bank loan, our ownership interest in PT Freeport Indonesia increased to 90.6 percent from 85.9 percent, our ownership interest in Eastern Minerals increased to 100 percent from 95 percent and our balance sheet as of December 31, 2001, includes the following:

  * An additional liability of $253.4 million to reflect the borrowings to fund the repayment of the Nusamba bank loan,
  * A reduction of "other assets" by $61.6 million to reflect the nonpayment of our loan to Nusamba for interest shortfalls through June 30, 2001,
  * An increase in deferred income taxes by $4.2 million to reflect tax liabilities relating to our increased equity ownership in PT Freeport Indonesia,
  * A reduction in minority interests by $52.0 million to reflect our increased equity ownership in PT Freeport Indonesia, and
  * An increase in property, plant and equipment of $267.3 million to reflect the cost of the acquisition in excess of the book value of the equity ownership in PT Freeport Indonesia we acquired.

     For 2002, our earnings reflect an increased ownership interest in PT Freeport Indonesia resulting from the Nusamba acquisition (90.6 percent compared with 85.9 percent for 2001), which resulted in additional income, after income taxes, of approximately $5.3 million in the third quarter, net of approximately $0.9 million of additional intercompany profit deferred for PT Freeport Indonesia's concentrate sales to Atlantic Copper, and approximately $8.8 million in the first nine months, net of approximately $1.8 million of additional intercompany profit deferred. Interest costs related to the $253.4 million loan under our bank credit facilities totaled $3.4 million in the third quarter of 2002 and $11.2 million for the first nine months of 2002. From June 2001 through December 2001, we recognized an expense for the interest costs we were required to fund under the Nusamba loan guarantee. The Nusamba acquisition resulted in additional depreciation and amortization expense for the increase in property, plant and equipment of $3.0 million in the third quarter of 2002 and $7.4 million in the first nine months of 2002. In total, the Nusamba-related transactions reduced our consolidated net income by $1.2 million in the third quarter of 2002 and by $9.8 million in the first nine months of 2002.

CRITICAL ACCOUNTING ESTIMATES
Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The areas requiring the use of management's estimates are discussed in Note 1, "Use of Estimates," to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2001. Unless otherwise noted, the assumptions and estimates described below are critical accounting estimates for our mining and exploration segment, our most significant segment.

  Management has reviewed the following discussion of its development and selection of critical accounting estimates with the Audit Committee of our Board of Directors.

* Reclamation and Closure Costs - Our mining operations involve activities that have a significant effect on the area in which those operations take place. As a result, we are required to incur reclamation and closure costs during production and after our mining operations cease. Our estimates for reclamation and closure costs primarily consist of estimates of costs to treat acidic water (also known as acid rock drainage) created by overburden, reclamation and revegetation of a large area in the lowlands of Papua where mill tailings are deposited, reclamation of overburden stockpiles and other costs to decommission operating assets. The accounting estimates related to reclamation and closure costs are critical accounting estimates because (1) we will not incur most of these costs for a number of years, requiring us to make long-term estimates; (2) the Government of Indonesia could amend their reclamation and closure laws and regulations in the future or circumstances affecting our operations could change, resulting in significant changes to our current plans; and (3) given the magnitude of our estimated reclamation and closure costs, changes in these estimates could have a material impact on net income.

     As of September 30, 2002, PT Freeport Indonesia had $27.7 million accrued for mine closure and reclamation costs. The most highly uncertain matter that could have a material effect on the assumptions underlying this critical estimate is the costs associated with the management of acid rock drainage.

     We currently accrue for our estimated reclamation and closure costs on a unit-of-production basis over the life of our estimated proven and probable recoverable copper reserves.
  For a discussion of the assumptions that we make to estimate our proven and probable recoverable copper reserves, see "Depreciation and Amortization" below. PT Freeport Indonesia's best estimate at this time is that ultimate reclamation and closure costs
  (including those that we expect to pay during mining operations) may require in excess of $100 million but are not expected to exceed $150 million. Our estimated reclamation and closure costs are based on management's internal assessments of the costs to develop and implement technology for the treatment of captured acid rock drainage and of costs to decommission assets.

     Future changes to governmental rules and regulations could also require us to revise our plans, and could result in material changes to our critical accounting estimate for reclamation and closure costs. In addition, we are currently working with third-party consultants to develop a comprehensive mine closure plan as part of our environmental commitments to the Government of Indonesia and to prepare estimates of our asset retirement obligations in anticipation of our adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This new accounting standard, which we must implement effective no later than January 1, 2003, requires the fair value of estimated asset retirement obligations to be recorded in the period incurred, whereas we currently accrue for estimated future reclamation and mine closure costs over the estimated life of the mine using a unit-of-production method. Under the new accounting standard, we will estimate these obligations using an expected cash flow approach, in which we expect to use multiple cash flow scenarios to reflect a range of possible outcomes and a credit-adjusted risk-free interest rate to estimate fair value. We will record the fair value of these obligations as additional property, plant, equipment and development costs and record accrued reclamation and closure liabilities.

    The completed mine closure plan and the adoption of Statement of Accounting Standards No. 143 may result in material adjustments to our property, plant, equipment and development cost balances and our accrued reclamation and closure liabilities as of January 1, 2003, as well as additional depreciation expense and accretion expense thereafter. Because the closure plan study and our assessment of the impact of our adopting Statement of Financial
  Accounting Standards No. 143 are in progress, we are unable to quantify the impact that changes in these estimates may have on our financial condition or results of operations.

* Depreciation and Amortization - As discussed in the notes to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2001, we depreciate our mining and milling assets using the unit-of-production method based on our estimate of our proven and probable recoverable copper reserves. We have other assets which we depreciate on a straight-line basis over their estimated useful lives. Our estimates of proven and probable recoverable copper reserves and of the useful lives of our straight-line assets impact our depreciation and amortization expense. Both our "mining and exploration" and "smelting and refining" segments are affected by some or all of these estimates.

    Effective January 1, 2002, we changed our methodology used in the determination of depreciation for the mining and milling life-of-mine assets of PT Freeport Indonesia. Prior to January 1, 2002, PT Freeport Indonesia depreciated mining and milling life-of-mine assets on a composite basis. Total historical capitalized costs and estimated future development costs relating to PT Freeport Indonesia's developed and undeveloped reserves were depreciated using the unit-of-production method based on total developed and undeveloped proven and probable recoverable copper reserves. Estimated future development costs, which are significant, are those costs necessary to develop PT Freeport Indonesia's undeveloped ore bodies expected to be incurred over the next 20 to 25 years.

    After considering the inherent uncertainties and subjectivity relating to the long time frame over which these estimated costs would be incurred, and after consulting with the accounting staff of the Securities and Exchange Commission, we decided to revise our depreciation methodology prospectively. Effective January 1, 2002, depreciation for the mining and milling life-of-mine assets excludes consideration of future development costs. Instead, under the new methodology, PT Freeport Indonesia depreciates only the historical capitalized costs of individual producing mines over the related proven and probable recoverable copper reserves. We will continue to depreciate infrastructure and other common costs over total proven and probable recoverable copper reserves. The cumulative effect of this change through December 31, 2001, as reflected in our first-quarter 2002 results, reduced income by $3.0 million ($0.02 per share), net of taxes and minority interest sharing. The effect of the new methodology was to reduce depreciation and amortization expense by $5.4 million, $2.7 million to net income or $0.01 per share in the third quarter of 2002 and by $13.1 million, $6.7 million to net income or $0.05 per share for the first nine months of 2002. Had PT Freeport Indonesia followed the new methodology during 2001, our third-quarter 2001 depreciation and amortization expense would have been reduced by $14.0 million, $6.8 million to net income or $0.05 per share and by $43.0 million, $20.9 million to net income or $0.14 per share for the first nine months of 2001.

     The accounting estimates related to
  depreciation and amortization are critical accounting estimates because (1) the determination of copper reserves involves uncertainties with respect to the ultimate geology of our reserves and the assumptions used in determining the economic feasibility of mining those reserves, including estimated copper and gold prices and costs of conducting future mining activities and (2) changes in estimated proven and probable recoverable copper reserves and useful asset lives can have a material impact on net income. We perform annual assessments of our existing assets, including a review of asset costs and depreciable lives, in connection with the review of mine operating and development plans. When we determine that assigned asset lives do not reflect the expected remaining period of benefit, we make prospective changes to their depreciable lives.

     We made changes to certain asset lives at PT Freeport Indonesia, primarily power generation assets, in 2001. As disclosed in Note 1 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2001, these changes resulted from a review of recent operating history and current maintenance practices. The impact of the changes was to decrease depreciation expense for 2001 by $25.6 million, increasing net income by $12.5 million ($0.09 per share). Also as disclosed in Note 1 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2001, in 2001 we increased our estimates of future development costs related to our undeveloped ore bodies, which increased depreciation expense for 2001 by $39.8 million, decreasing net income by $19.4 million ($0.13 per share). However, because of the change in our depreciation methodology effective January 1, 2002 discussed above, we no longer include estimates of future development costs in our depreciation calculations.

     There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Ore reserves estimates are based upon engineering evaluations of samplings of drill holes and other openings. Our estimates of proven and probable recoverable reserves are prepared by our employees and verified by independent experts in mining, geology and reserve determination. As of December 31, 2001, aggregate proven and probable recoverable copper reserves totaled 52.5 billion pounds and PT Freeport Indonesia's estimated share totaled
  39.4 billion pounds. These estimates involve assumptions regarding future copper and gold prices, the geology of our mines, the mining methods we use and the related costs we incur to develop and mine our reserves. Changes in these assumptions could result in material adjustments to our reserve estimates that could result in changes to unit-of-production depreciation and amortization expense in future periods, with corresponding adjustments to net income. If aggregate estimated copper reserves were 10 percent higher at December 31, 2001, we estimate that our annual depreciation expense for 2002 would have decreased by approximately $12 million, increasing net income by approximately $7 million.
  If aggregate estimated copper reserves were 10 percent lower at December 31, 2001, we estimate that our annual depreciation expense for 2002 would have increased by approximately $15 million, decreasing net income by approximately $8 million. Although some degree of variability is expected, we believe the extent of our technical data and operating experience - specifically as it relates to our Grasberg open pit mine, which we have been mining for over 10 years - mitigates the potential for significant changes in reserve estimates, especially as compared with mines that are undeveloped or newly developed.

     Changes to our estimates of proven and probable recoverable copper and gold reserves could also have an impact on our assessment of asset impairment. As discussed in Note 1 of our consolidated financial statements included in our Form 10-K for the year ended December 31, 2001, we review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. However, we believe it is unlikely that revisions to our estimates of proven and probable recoverable copper and gold reserves would give rise to an impairment of our assets because of the significant size of our reserves in relation to our asset carrying values.

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

     We believe the estimated average ratio of overburden to ore over the life of the Grasberg open pit is a critical accounting estimate because (1) it is susceptible to change from period to period because it requires management to make assumptions about the future mine plan; and (2) changes in it could materially impact net income. Our mine plan is derived from a model that takes into consideration available geological data and determines the most efficient and cost effective method of accessing the economic reserves. Significant assumptions underlying our mine plan include the amount of total overburden and ore we expect to move in a given year and the ultimate configuration of the pit.

     From the fourth quarter of 2001 through September 30, 2002, PT Freeport Indonesia's estimated life-of-mine overburden-to-ore ratio was 1.8 to 1. PT Freeport Indonesia's geologists and engineers reassess the overburden-to-ore ratio and the remaining life of the Grasberg open pit mine at least annually, and we reflect any changes in our estimates prospectively beginning in the quarter of change. Beginning with the fourth quarter of 2002, PT Freeport Indonesia expects the ratio to change to 1.9 to 1 based on its recently completed annual assessment. As disclosed in Note 1 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2001, ongoing delineation drilling efforts combined with successive large expansions of PT Freeport Indonesia's mining and milling capacity caused significant variability in engineering estimates of the quantity of overburden to be removed over the Grasberg pit's life. As a result, PT Freeport Indonesia's determined its deferral of overburden removal costs using overburden-to-ore ratios excluding the years near the end of the productive life of the Grasberg pit, and these ratios had not varied significantly prior to 2000. However, during the fourth quarter of 2000 PT Freeport Indonesia determined that its future surface mine plans were sufficiently established to substantiate the use of estimated life-of-mine overburden tonnage in its 2001 mine plan in the determining its deferred overburden removal costs at the Grasberg open-pit mine and changed its life-of-mine overburden-to-ore ratio to 1.6 to 1 from 2.4 to 1. The fourth-quarter 2000 impact of the change was a $9.9 million deferral of mining costs, which increased net income by approximately $5 million.

     Although some degree of variability is expected, we believe the extent of our technical data and operating experience - specifically as it relates to our Grasberg open pit mine, which we have been mining for over 10 years - mitigates the potential for significant changes in overburden-to-ore estimates, especially as compared with mines that are undeveloped or newly developed. For 2002, if the life-of-mine overburden-to-ore ratio was 1.65 to 1 as calculated using an alternate pit configuration, instead of the 1.8 to 1 ratio we used through September 30, 2002, we estimate our deferral of mining costs for 2002 would be approximately $7 million higher and net income would be approximately $4 million higher.

CONSOLIDATED RESULTS
Summary comparative results for the third-quarter and nine-month periods follow (in millions, except per share amounts):

                                       Third Quarter           Nine Months
                                      ----------------     -------------------
                                       2002      2001        2002       2001
                                      ------    ------     --------   --------
Revenues                              $538.7    $441.2     $1,339.4   $1,426.6
Operating income                       206.1     110.9        416.0      453.5
Net income applicable to common
 stock before cumulative effect
 adjustment                             61.5       4.2         66.0       78.6
Net income applicable to common stock   61.5       4.2         63.0       78.6
Diluted net income per share:
 Before cumulative effect adjustment     .39       .03          .45        .54
Applicable to common stock               .39       .03          .43        .54


     Our consolidated revenues include PT Freeport Indonesia's sale of copper concentrates, which also contain significant amounts of gold, after eliminating PT Freeport Indonesia's intercompany sales to Atlantic Copper, and the sale by Atlantic Copper of copper anodes, cathodes, wire and wire rod, and gold in anodes and slimes. Our revenues and net income vary significantly with fluctuations in the market prices of copper and gold and other factors. At various times, in response to market conditions, we have entered into copper and gold price protection contracts for some portion of our expected future mine production to mitigate the risk of adverse price fluctuations.
We currently have no copper or gold price protection contracts relating to our mine production. We have outstanding gold-denominated and silver-denominated preferred stock with dividends and redemption amounts determined by commodity prices. Based on PT Freeport Indonesia's projected share of 2002 copper sales (1.5 billion pounds), a $0.01 per pound change in the average price realized would have an approximate $15 million impact on our annual revenues and an approximate $8 million impact on our net income. A $5 per ounce change in the average price realized on PT Freeport Indonesia's share of projected 2002 gold sales (2.25 million ounces) would have an approximate $11 million impact on our annual revenues and an approximate $6 million impact on our net income.

     Our consolidated revenues for the third quarter of 2002 reflect record copper and gold sales volumes at PT Freeport
Indonesia. Late in the second quarter of 2002, we began mining higher grade ore which we expect to mine into the first half of next year. Consolidated revenues for the first nine months of 2002 were lower when compared with the first nine months of 2001 primarily because of lower gold sales volumes in the first six months of 2002.

     Third-quarter 2002 consolidated revenues include net reductions of $10.3 million ($5.3 million to net income or $0.03 per share) for final pricing of concentrates sold in prior quarters and other less significant adjustments, compared with net reductions $13.2 million ($6.4 million to net income or $0.04 per share) to third-quarter 2001 revenues. Nine-month 2002 consolidated revenues included net additions of $5.4 million ($2.8 million to net income or $0.02 per share), compared with net reductions of $2.8 million ($1.4 million to net income or $0.01 per share) in the first nine months of 2001 for adjustments to prior year concentrate sales, principally resulting from copper pricing.

     Consolidated cost of sales for the third quarter of 2002 did not vary significanlty from the third quarter of 2001. Production and delivery costs were slightly lower, but depreciation and amortization expense was slightly higher in the third quarter of
2002.  Higher depreciation and amortization expense
resulted from higher sales, partially offset by a lower depreciation rate at PT Freeport Indonesia reflecting the change in methodology
(see "Critical Accounting Estimates" and Note 2).
For the nine-month 2002 period, consolidated cost of sales was lower primarily because of lower depreciation and amortization expense at PT Freeport Indonesia as a result of the change in our
depreciation methodology.   Our exploration expenses declined to
$0.9 million in the third quarter of 2002 and $2.5 million in the first nine months of 2002, from $2.0 million and $6.5 million, respectively, in the 2001 periods reflecting our efforts to reduce costs during periods of continued low commodity prices and the continued suspensions under our Contracts of Work outside of Block A.

     Third-quarter 2002 general and administrative expenses of $16.4 million were $1.4 million higher than the $15.0 million reported in the third quarter of 2001, and for the first nine months of 2002 general and administrative expenses of $49.2 million were $3.7 million higher than the $45.5 million reported in the first nine months of 2001.

     Our "Other income (expense), net" includes the impact of translating Atlantic Copper's net euro-denominated liabilities, primarily its retiree pension obligation. Changes in the U.S.$/euro exchange rate require us to adjust the dollar value of our net euro-denominated liabilities and record the adjustment in earnings. The exchange rate was $0.88 per euro at December 31, 2001, $1.00 per euro at June 30, 2002 and $0.99 per euro at September 30, 2002. Exchange rate effects on our net income from euro-denominated liabilities were gains or (losses) of $1.7 million in the third quarter of 2002, $(4.4) million in the third quarter of 2001, $(7.1) million in the first nine months of 2002 and $(0.1) million in the first nine months of 2001.

RESULTS OF OPERATIONS
We have two operating segments: "mining and exploration" and "smelting and refining." The mining and exploration segment includes PT Freeport Indonesia's copper and gold mining operations in Indonesia and FCX's Indonesian exploration activities, including those of Eastern Minerals. The smelting and refining segment includes Atlantic Copper's operations in Spain and PT Freeport Indonesia's 25 percent equity investment in PT Smelting. Summary comparative operating income (loss) data for each of our two operating segments follow (in millions):

                                 Third Quarter        Nine Months
                               ----------------    -----------------
                                2002      2001      2002       2001
                               ------    ------    ------    -------
Mining and exploration         $252.7    $121.3    $461.6    $ 486.5
Smelting and refining             1.5       0.3       5.5      (13.8)
Intercompany eliminations
  and other                     (48.1)    (10.7)    (51.1)     (19.2)
                               ------    ------    ------    -------
FCX operating income a         $206.1    $110.9    $416.0    $ 453.5
                               ======    ======    ======    =======

a. We defer profits on PT Freeport Indonesia's sales to Atlantic Copper and 25 percent of PT Freeport Indonesia's sales to PT Smelting until the final sale to third parties has occurred. Changes in the amount of these deferred profits impacted operating income by $(40.7) million in the third quarter of 2002, $(7.0) million in the third quarter of 2001, $(37.9) million in the first nine months of 2002 and $(6.4) million in the first nine months of 2001. Our consolidated quarterly earnings fluctuate depending on the timing and prices of these sales.

MINING AND EXPLORATION
A summary of increases (decreases) in PT Freeport Indonesia revenues between the periods follows (in millions):

                                                      Third     Nine
                                                     Quarter   Months
                                                      ------  --------
PT Freeport Indonesia revenues - prior year period    $343.3  $1,124.4
Increases (decreases):
  Sales volumes:
    Copper                                              62.4      13.1
    Gold                                                54.9    (142.3)
  Price realizations:
    Copper                                               7.1      (2.2)
    Gold                                                32.8      62.4
Adjustments, primarily for copper pricing
  on prior period sales                                 (1.6)     14.9
Treatment charges, royalties and other                 (19.0)     (1.2)
                                                      ------  --------
PT Freeport Indonesia revenues - current year period  $479.9  $1,069.1
                                                      ======  ========

     Record quarterly copper and gold sales volumes benefited PT Freeport Indonesia's third-quarter 2002 revenues when compared with the 2001 quarter. Copper sales volumes totaled
446.0 million pounds during the third quarter of 2002, 27 percent higher than the 350.6 million pounds reported in the 2001 quarter. Gold sales volumes totaled 884,600 ounces during the third quarter, 29 percent higher than the 686,300 ounces reported in the 2001 quarter. Quarterly sales volumes reflect the mining of higher-grade ore from the Grasberg open pit mine and the sale of concentrate inventory at June 30, 2002, which included approximately 30 million pounds of copper and 55,000 ounces of gold, net to PT Freeport Indonesia's interest. Concentrate inventory at September 30, 2002 included approximately 9 million pounds of copper and 22,000 ounces of gold, net to PT Freeport Indonesia's interest. Third-quarter 2002 revenues also benefited from higher copper and gold price realizations. Copper price realizations averaged $0.67 per pound for the third quarter of 2002, compared with $0.65 per pound for the third quarter of 2001. Gold price realizations in the third quarter of 2002 averaged $314.19 per ounce and were over $37 per ounce higher than third-quarter 2001 realizations.

     For the nine-month periods, copper sales volumes totaled 1,092.5 million pounds for the period ended September 30, 2002, 2 percent higher than the 1,073.8 million pounds reported in the 2001 period. Copper price realizations were essentially unchanged. Gold sales volumes for the first nine months of 2002 totaled 1.6 million ounces, 24 percent lower than the 2.1 million ounces reported in the prior-year period. Partially offsetting the lower gold sales volumes, were higher gold price realizations of $307.34 per ounce for the first nine months of 2002 compared to $268.70 per ounce for the first nine months of 2001.

     Treatment charges in total were higher in the 2002 periods because of the higher copper sales volumes. Royalties were $3.2 million higher in the third quarter of 2002 and $3.7 million lower in the first nine months of 2002 compared with the 2001 periods primarily because of the variance in gold sales volumes.

     Substantially all of PT Freeport Indonesia's concentrates sales contracts provide for final copper pricing in a specified future period based on world metals prices, primarily prices
quoted on the London Metal Exchange (LME).   PT Freeport
Indonesia records revenues and invoices its customers based on LME prices at the time of shipment. Under accounting rules, these terms create an "embedded derivative" in our concentrate sales contracts that must be adjusted to fair value through earnings each period until the date of final copper pricing. PT Freeport Indonesia's third-quarter 2002 revenues include net reductions of $24.0 million for adjustments to the fair value of embedded derivatives in concentrate sales contracts, compared with net reductions of $19.2 million to third-quarter 2001 revenues. PT Freeport Indonesia's nine-month 2002 revenues included net reductions of $9.3 million for adjustments to the fair value of embedded derivatives in concentrate sales contracts, compared with net reductions of $49.8 million in the first nine months of 2001.

     At September 30, 2002, we had consolidated embedded derivatives on copper sales totaling 170.6 million pounds recorded at an average price of $0.66 per pound. We expect final prices on nearly all of these sales during the fourth quarter of 2002. A one-cent movement in the average price used for these provisional billings will have an approximate $0.9 million impact on our 2002 consolidated net income.

     At times PT Freeport Indonesia has entered into derivative contracts to manage certain risks resulting from fluctuations in commodity prices. During 2001 and the first nine months of 2002, and as of September 30, 2002, PT Freeport Indonesia did not have any price protection programs in place for its copper and gold sales other than our gold-denominated preferred stock. As conditions warrant, PT Freeport Indonesia may enter into new contracts for its future sales; however, it has no plans or intentions to do so in the foreseeable future.

     PT Freeport Indonesia has commitments from various parties, including Atlantic Copper and PT Smelting, to purchase all of its estimated production for the remainder of 2002 and virtually all of its estimated 2003 production. Net of Rio
Tinto's interest, PT Freeport Indonesia's share of sales for the fourth quarter of 2002 is projected to approximate 415 million pounds of copper and 630,000 ounces of gold. PT Freeport Indonesia's share of sales for 2002 is projected to approximate
1.5 billion pounds of copper and 2.25 million ounces of gold.

PT Freeport Indonesia Operating Results

                                 Third Quarter           Nine Months
                             -------------------     ---------------------
                               2002        2001         2002        2001
                             ---------   -------     ---------   ---------
PT Freeport Indonesia
 Net of Rio Tinto's Interest
Copper (recoverable)
  Production (000s of pounds)  425,900   341,000     1,097,100   1,077,200
  Production (metric tons)     193,200   154,700       497,600     488,600
  Sales (000s of pounds)       446,000   350,600     1,092,500   1,073,800
  Sales (metric tons)          202,300   159,000       495,600     487,100
  Average realized price
    per pound                     $.67      $.65          $.70        $.70
Gold (recoverable)
  Production (ounces)          851,500   673,800     1,631,500   2,156,200
  Sales (ounces)               884,600   686,300     1,614,900   2,144,600
  Average realized price
    per ounce                  $314.19   $277.08       $307.34     $268.70

Gross profit per pound of copper (cents):
Average realized price            67.0      65.4          69.7        69.9
                               -------   -------     ---------   ---------
Production costs:
  Site production and delivery    33.1a     40.7a         36.4a       37.4a
  Gold and silver credits        (63.4)    (55.1)        (46.7)      (54.8)
  Treatment charges               18.1      18.0          18.3        18.1
  Royalty on metals                2.0       1.7           1.5         1.9
                               -------   -------     ---------   ---------
    Cash production costs        (10.2)      5.3           9.5         2.6
  Depreciation and amortization   14.8      18.0          14.8        18.0
                               -------   -------     ---------   ---------
    Total production costs         4.6      23.3          24.3        20.6
Adjustments, primarily for
  copper pricing on
  prior period open sales         (2.7)     (2.9)          1.2          -
                               -------   -------     ---------   ---------
Gross profit per pound of copper  59.7      39.2          46.6        49.3
                               =======   =======     =========   =========

PT Freeport Indonesia,
 100% Operating Statistics
Ore milled (metric tons
 per day)                      219,800   244,600       234,500     238,100
Average ore grade
  Copper (percent)                1.31      0.96          1.11        1.04
  Gold (grams per metric ton)     1.85      1.36          1.17        1.53
  Gold (ounce per metric ton)     .059      .044          .038        .049
Recovery rates (percent)
  Copper                          90.8      85.3          88.0        87.1
  Gold                            90.1      89.9          88.1        89.0
Copper (recoverable)
  Production (000s of pounds)  510,300   389,900     1,325,000   1,237,200
  Production (metric tons)     231,500   176,900       601,000     561,200
  Sales (000s of pounds)       534,800   401,000     1,319,500   1,233,600
  Sales (metric tons)          242,600   181,900       598,500     559,600
Gold (recoverable ounces)
  Production                 1,053,100   887,700     2,053,100   2,816,200
  Sales                      1,096,000   903,900     2,032,100   2,798,700

  a. Net of deferred mining costs totaling $11.3 million (2.5 cents per pound) in the third quarter of 2002, $8.1 million (2.3 cents per pound) in the third quarter of 2001, $23.7 million (2.2 cents per pound) in the first nine months of 2002 and $26.2 million (2.4 cents per pound) in the first nine months of 2001.

    PT Freeport Indonesia's third-quarter 2002 copper and gold production increased significantly, compared with the third quarter of 2001, primarily because of higher ore grades and the positive performance of all sections of its operations and support functions. Third-quarter 2002 copper ore grades improved to 1.31 percent from 0.96 percent in the prior-year quarter and gold ore grades improved to
1.85 grams per metric ton from 1.36 grams per metric ton in the prior-year quarter. The mining of higher-grade material and record copper recoveries (90.8 percent) allowed PT Freeport
Indonesia to report record
quarterly copper and gold sales. The record-breaking performance reflects the higher-grade ore that we began to access late in the second quarter of 2002.

    At the Deep Ore Zone underground mine, production averaged 25,800 metric tons of ore per day in the third quarter of 2002, compared with 7,000 metric tons of ore per day in the third quarter of 2001. We expect to expand the Deep Ore Zone mine's production rates to reach 35,000 metric tons of ore per day in the first half of 2003. Production from our other producing underground mine, the Intermediate Ore Zone, averaged 21,000 metric tons of ore per day in the third quarters of 2002 and 2001. We expect production at the Intermediate Ore Zone mine to decline and its ore reserves to be depleted by the end of 2003.

    Unit site production and delivery costs in the third quarter of 2002 averaged $0.33 per pound of copper, $0.08 per pound lower than the $0.41 reported in the third quarter of 2001 primarily because of the higher volumes resulting from higher-grade ore mined and record copper recoveries. For the first nine months of 2002, unit site production and delivery costs of $0.36 per pound were $0.01 per pound lower than the $0.37 per pound in the 2001 period primarily because of higher volumes. Higher grades of ore mined also resulted in higher gold credits of $0.63 per pound in the 2002 quarter, compared with the 2001 quarter level of $0.55 per pound. Gold credits for the first nine months of 2002 of $0.47 per pound, however, were lower than the gold credits of $0.55 per pound in the 2001 period. Gold ore grades for the third quarter of 2002 improved by 36 percent, compared with the third quarter of 2001, while gold ore grades for the first nine months of 2002 declined by 24 percent, compared with the first nine months of 2001. Because of the physical characteristics of the Grasberg ore body, the sequencing of mining results in production of ore of varying grades. Grade variances are more pronounced for gold than copper. Royalties totaled $9.0 million in the third quarter of 2002, $5.8 million in the third quarter of 2001, $16.4 million in the first nine months of 2002 and $20.1 million in the first nine months of 2001, reflecting higher copper and gold sales volumes in the 2002 quarter and lower gold sales volumes in the 2002 nine-month period when compared with the 2001 periods.

    Record-low quarterly unit net cash production costs, including gold and silver credits, totaled a net credit of $0.10 per pound for the first nine months of 2002, and for the full year 2002 we expect them to average less than $0.10 per pound of copper, assuming current gold prices of $315 per ounce and annual gold sales of 2.25 million ounces.

    Our operations are conducted in Indonesia and Spain, where our functional currency is the U.S. dollar. All of our revenues and significant costs are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in Indonesian rupiahs, Australian dollars or euros. Generally, our results are positively affected when the U.S. dollar strengthens in relation to these foreign currencies and adversely affected when the U.S. dollar weakens in relation to these foreign currencies.

     Since 1997, the Indonesian rupiah/U.S. dollar exchange rate has been volatile. One U.S. dollar was equivalent to 9,002 rupiahs at September 30, 2002, 8,710 rupiahs at June 30, 2002 and 10,160 rupiahs at December 31, 2001. PT Freeport Indonesia recorded losses related to its rupiah-denominated assets and liabilities totaling $1.0 million in the third quarter of 2002 and $2.6 million in the first nine months of 2002, compared with $0.3 million in the third quarter of 2001 and $1.0 million in the first nine months of 2001. Operationally, changes in the U.S. dollar/rupiah exchange rate primarily impact PT Freeport Indonesia's labor costs, which are mostly rupiah-denominated. At estimated annual aggregate rupiah payments of 900 billion and the September 30, 2002 exchange rate of 9,002 rupiahs to one U.S. dollar, a one-thousand-rupiah increase in the exchange rate would result in an approximate $10 million decrease in annual operating costs and a one-thousand-rupiah decrease in the exchange rate would result in an approximate $12 million increase in annual operating costs, before any hedging effects.

     PT Freeport Indonesia purchases materials and supplies denominated in Australian dollars. The exchange rate was $0.54 to one Australian dollar at September 30, 2002, $0.56 to one Australian dollar at June 30, 2002 and $0.51 to one Australian dollar at December 31, 2001. At estimated annual aggregate Australian dollar payments of 225 million and the September 30, 2002 exchange rate of $0.54 to one Australian dollar, a $0.01 increase or decrease in the exchange rate would result in an approximate $2 million change in aggregate annual costs.

     At times, PT Freeport Indonesia has entered into foreign currency forward contracts to hedge a portion of its aggregate anticipated Indonesian rupiah and Australian dollar payments. As of September 30, 2002, PT Freeport Indonesia had foreign currency contracts to hedge 119.6 billion of rupiah payments, or approximately 50 percent of aggregate projected rupiah payments for the remainder of 2002 at an average exchange rate of 13,076 rupiahs to one U.S. dollar. Each 1,000-rupiah change in the Indonesian rupiah/U.S. dollar exchange rate impacts the market value of these contracts by approximately $1.5 million.

     PT Freeport Indonesia had foreign currency contracts hedging the Australian dollar during 2001, but currently has no contracts hedging the Australian dollar. PT Freeport Indonesia recorded net gains (losses) to production costs for its foreign currency contracts totaling $3.3 million in the third quarter of 2002, $0.4 million in the third quarter of 2001, $7.7 million in the first nine months of 2002 and $(1.3) million in the first nine months of 2001. On a consolidated basis, we recorded net gains (charges) to Other Comprehensive Income, a component of stockholders' equity, totaling $(1.7) million in the third quarter of 2002, $4.2 million in the third quarter of 2001, $(0.3) million in the first nine months of 2002 and $2.9 million in the first nine months of 2001 related to PT Freeport Indonesia's currency hedging contracts that remained open as of the end of those periods.

Exploration Activities
Block A exploration efforts in the first nine months of 2002 were associated with delineation drilling for a project known as the Deep Ore Zone Northwest Extension. This program is intended to test a 400-meter extension immediately adjacent to the current Deep Ore Zone block cave mine reserve. The drilling program will target an 80 million metric ton resource with 4,800 meters of total drilling in eleven holes that fill in gaps between existing exploration drill holes.

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

SMELTING AND REFINING
Our investment in smelters (Atlantic Copper and PT Smelting) serves an important role in our concentrate marketing strategy. Approximately one-half of PT Freeport Indonesia's concentrate production is sold to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder to other customers.

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

Atlantic Copper Operating Results
                                      Third Quarter            Nine Months
                                    ------------------      -------------------
                                      2002       2001        2002        2001
                                    -------    -------      -------     -------
Cash margin (in millions)             $11.9      $10.0        $35.0       $14.7
Operating income (loss)(in millions)   $1.5       $0.3         $5.5      $(13.8)
Concentrate treated (metric tons)   258,200    240,100      759,000     640,900
Anodes production (000s of pounds)  164,500    169,600      486,700     447,900
Cathodes, wire rod and wire sales
 (000s of pounds)                   137,100    138,000      413,300     402,700
Gold sales in anodes and slimes
 (ounces)                           154,000    274,900      565,400     564,100

     Atlantic Copper's cash margin, which is revenues less production costs, was $1.9 million higher in the 2002 quarter, compared with the 2001 quarter, and $20.3 million higher in the first nine months of 2002, compared with the first nine months of
2001.   Atlantic Copper's scheduled 27-day major maintenance
turnaround in April 2001 negatively impacted its cash margin for the first nine months of 2002. The major maintenance turnaround was completed at a total cost of approximately $15 million

(approximately $9 million of direct costs and $6 million related to lower sales volumes). We expect that the next scheduled major maintenance turnaround will occur in 2004. Atlantic Copper treated 8 percent more concentrates in the third quarter of 2002, compared with the third quarter of 2001, however copper production was lower in the 2002 period primarily because of lower average concentrate grades. Atlantic Copper's cathode cash production costs per pound of copper, before currency hedging, averaged $0.12 in both the 2002 and 2001 quarters, and $0.12 in the first nine months of 2002, compared with $0.15 in the first nine months of 2001. The higher unit costs in the 2001 nine-month period primarily reflect lower throughput and higher maintenance costs associated with the major maintenance turnaround. Atlantic Copper's average treatment rates, which are what we and third parties pay Atlantic Copper to smelt and refine concentrates, continue at historically low levels of $0.18 per pound for the 2002 third quarter and $0.17 for the first nine months of 2002, compared with $0.17 per pound for the 2001 periods. The outlook for treatment rates in the near term continues to remain weak.

     The majority of Atlantic Copper's revenues are denominated in U.S. dollars; however, operating costs other than concentrate purchases and certain asset and liability accounts are denominated in euros. Atlantic Copper's estimated annual euro payments total approximately 100 million euros and at a September 30, 2002 exchange rate of $0.99 per euro, a $0.05 increase or decrease in the exchange rate would result in an approximate $5 million change in annual costs, before any hedging effects.

     In connection with refinancing its debt in June 2000, Atlantic Copper's lenders required a significantly expanded program to hedge anticipated euro-denominated operating costs. At September 30, 2002, Atlantic Copper had contracts to purchase 78.6 million euros at an average exchange rate of $1.02 per euro through December 2003. These contracts currently hedge approximately 60 percent of Atlantic Copper's projected remaining 2002 and 2003 euro disbursements. Each $0.01 change in the US$/euro exchange rate impacts the market value of these contracts by approximately $1 million. Atlantic Copper's operating results reflect gains (losses) on currency hedging contracts that matured during the period totaling $0.3 million in the third quarter of 2002, $(0.9) million in the third quarter of 2001, $(1.7) million in the first nine months of 2002 and $(2.2) million in the first nine months of 2001. On a consolidated basis, we recorded net gains
(charges) to Other Comprehensive Income, a component of stockholders' equity, totaling $(0.8) million in the third quarter of 2002, $8.4 million in the third quarter of 2001, $10.2 million in the first nine months of 2002 and $(8.0) million in the first nine months of 2001 related to Atlantic Copper's euro hedging contracts that remained open as of the end of those periods.

     Atlantic Copper had euro-denominated net monetary liabilities at September 30, 2002 totaling $67.9 million recorded at an exchange rate of $0.99 per euro. The June 30, 2002 exchange rate was $1.00 per euro and the December 31, 2001 exchange rate was $0.88 per euro. Adjustments to Atlantic Copper's euro-denominated net liabilities to reflect changes in the exchange rate are recorded in "Other income (expense), net" on our income statements and totaled $1.7 million in the third quarter of 2002, $(4.4) million in the third quarter of 2001, $(7.1) million in the first nine months of 2002 and $(0.1) million in the first nine months of 2001.

   Atlantic Copper has an unfunded contractual obligation denominated in euros to supplement amounts paid to retired employees. Atlantic Copper made payments totaling $5.7 million in 2001 to the retired employees. Amended Spanish legislation requires that Atlantic Copper begin funding its contractual obligation to the retired employees through a third party in November 2002. In August 2002, Atlantic Copper complied with the amended Spanish legislation by agreeing to fund approximately 7 million euros annually for the next 15 years to an approved insurance company for its estimated 72 million euro contractual obligation. The initial payment was made in August 2002. Atlantic Copper had $55.2 million recorded as of September 30, 2002 for this obligation and is amortizing the unaccrued balance of approximately $10 million over the 15-year funding period.
The scheduled annual payments of 7 million euros are not significantly more than the payments Atlantic Copper has made directly to its retired employees over the last several years.

PT Smelting Operating Results
                                   Third Quarter       Nine Months
                                  ----------------    --------------
                                   2002       2001     2002    2001
                                  ------     -----    ------  ------
                                            (In millions)
PT Freeport Indonesia sales
  to PT Smelting                  $114.6     $88.2    $252.7  $290.7
Equity in PT Smelting losses         1.9       0.9       5.2     3.6
PT Freeport Indonesia profits
  deferred (recognized)              7.4      (2.8)      6.3    (2.7)

     PT Freeport Indonesia accounts for its 25 percent interest in PT Smelting under the equity method and provides PT Smelting with nearly all of its concentrate requirements. PT Smelting treated 192,200 metric tons of concentrate in the third quarter of 2002, 7 percent more than the 178,800 metric tons treated in the 2001 quarter, and 500,500 metric tons in the first nine months of 2002, 4 percent less than the 520,200 metric tons treated in the first nine months of 2001. The lower level of concentrate treated in the first nine months of 2002 and the resulting decline in anodes and cathodes production and sales were caused by a scheduled maintenance turnaround in the second quarter of 2002. PT Smelting's copper cathode cash production costs per pound totaled $0.12 in both the third quarter of 2002 and 2001, and $0.16 for the first nine months of 2002, compared with $0.12 for the first nine months of 2001, reflecting the impact of the 28-day maintenance turnaround in May 2002. We expect the next scheduled 30-day maintenance turnaround to occur in 2006.

   Our revenues include PT Freeport Indonesia's sales to PT Smelting, but we defer recognizing profits on 25 percent of PT Freeport Indonesia sales to PT Smelting that are still in PT Smelting's inventory at the end of the period. The effect of changes in these deferred profits was the deferral (recognition) of operating profits totaling $7.4 million in the third quarter of 2002, $(2.8) million in the third quarter of 2001, $6.3 million in the first nine months of 2002 and $(2.7) million in the first nine months of 2001.

OTHER FINANCIAL RESULTS
The FCX/Rio Tinto joint ventures incurred $1.3 million of exploration costs in the third quarter of 2002, $3.7 million in the third quarter of 2001, $3.8 million in the first nine months of 2002 and $10.8 million in the first nine months of 2001. Lower exploration costs reflect the continued suspensions of our contracts of work outside of Block A and our efforts to reduce costs during periods of continued low commodity prices. We reported exploration expense of $0.9 million in the third quarter of 2002, $2.0 million in the third quarter of 2001, $2.5 million in the first nine months of 2002 and $6.5 million in the first nine months of 2001 for our share of exploration costs.

     Third-quarter 2002 general and administrative expenses of $16.4 million were $1.4 million higher than the $15.0 million reported in the 2001 quarter, while general and administrative expenses for the first nine months of 2002 were $3.7 million higher at $49.2 million, compared with $45.5 million reported in the 2001 period.

     On May 2, 2002, at FCX's annual shareholder meeting the shareholders approved the conversion of each outstanding share of Class A common stock into one share of Class B common stock. The transaction simplified our capital structure and enhanced trading liquidity of our common stock. The conversion also created a new measurement date for FCX's Class A stock options that were converted to Class B stock options. Under accounting rules, the in-the-money value of these stock options on the new measurement date ($8.8 million) must be charged to earnings over the remaining vesting period of the options, which extends through January 2006. The charge to general and administrative expenses totaled $0.6 million in the third quarter of 2002 and $1.0 million in the first nine months of 2002. The first nine months of 2002 also included charges totaling $0.7 million for costs related to the proposal to convert our Class A common stock into Class B common stock.

     Our total interest cost (before capitalization) was $45.4 million in the third quarter of 2002, $42.6 million in the third quarter of 2001, $139.8 million in the first nine months of 2002 and $136.5 million in the first nine months of 2001. We capitalized $4.0 million of interest costs in the third quarter of 2002, $2.5 million in the third quarter of 2001, $10.6 million in the first nine months of 2002 and $6.6 million in the first nine months of 2001. Total interest costs increased in the 2002 periods because of higher average debt levels.

     Our effective tax rate was 57 percent for the first nine months of 2002 and 55 percent for the first nine months of 2001. PT Freeport Indonesia's Contract of Work provides a 35 percent corporate income tax rate and a withholding tax rate of 10 percent (based on the tax treaty between Indonesia and the United States) on dividends and interest paid to us by PT Freeport Indonesia. No income taxes are recorded at Atlantic Copper, which is subject to taxation in Spain, because it has not generated significant taxable income in recent years and has substantial tax loss carryforwards for which no financial statement benefit has been provided. Additionally, we only receive a small U.S. tax benefit on costs incurred by FCX (our parent company) because it has no U.S.-sourced income. As a result, our effective tax rate varies with the level of earnings at PT Freeport Indonesia, Atlantic Copper and FCX.

CAPITAL RESOURCES AND LIQUIDITY
Net cash provided by operating activities was $304.3 million for the first nine months of 2002, compared with $475.1 million for the 2001 period. Net cash used in investing activities totaled $97.9 million in the 2002 period, compared with $254.0 million in the 2001 period. Net cash used in financing activities totaled $175.9 million in 2002 compared with $196.2 million in 2001.

     Changes in working capital were the primary reason for the decrease in operating cash flow to $304.3 million for the first nine months of 2002 from $475.1 million in the year-ago nine-month period. We used our operating cash flows to fund capital expenditures of $145.7 million in 2002 and $118.8 million in 2001, and preferred dividends of $27.9 million in 2002 and $27.4 million in 2001. After funding our capital expenditures and making scheduled dividend payments, we reduced our outstanding debt and redeemable preferred stock by $154.4 million in the first nine months of 2002 and $152.4 million in the first nine months of 2001. During the first nine months of 2002, we used $47.9 million in proceeds from the sale of restricted investments to pay interest on our 8 1/4% Convertible Senior Notes. In the third quarter of 2001, we sold $603.8 million of our 8 1/4% Convertible Senior Notes for net proceeds of $582.6 million. We used $139.8 million of the net proceeds to purchase a portfolio of U.S. government securities, which secure and are being used to pay the first six scheduled interest payments on the notes.

   At copper and gold prices of $0.65 per pound and $315 per ounce, respectively, for the remainder of the year, our operating cash flow is expected to approximate $500 million for the year, which would allow us to reduce debt and redeemable preferred stock by over $250 million during the year. Our capital expenditures for the fourth quarter of 2002 are expected to total approximately $55 million.

Amended Bank Credit Facilities
In October 2001, we amended our bank credit facilities to extend the maturities and to provide financing to repay the commercial bank loan to Nusamba that we guaranteed. As discussed earlier, we repaid the Nusamba loan on February 27, 2002. We believe that the amended bank credit facilities together with our cash flows from operations will enable us to fund our ongoing capital expenditures and meet our debt maturities and other commitments over the next several years. Aggregate commitments under our amended credit facilities total $734.0 million. Borrowings on October 15, 2002, totaled $32.0 million for PT Freeport Indonesia and $396.0 million for FCX, including a $149.0 million term loan.

   Amounts that we borrow under our amended credit facilities will mature on December 31, 2005. On December 31, 2003, all revolving loans will convert to term loans, except for a $150.0 million revolving loan for working capital purposes. We are able to use the amounts available under the amended credit facilities to satisfy interest and principal requirements on our other debt when due. Except as necessary to maintain our availability to repay $250.0 million for the 7.20% senior notes (see below) and to preserve the $150.0 million revolving facility that will continue to be available through December 31, 2005, we are required to use all operating cash flows remaining after scheduled payments of other debt, permitted capital expenditures and payment of operating and other costs to reduce aggregate commitments under the amended credit facilities. Thus, no portion of our operating cash flows is currently available for general corporate purposes.

   The covenants under the amended credit facilities include (a) a minimum consolidated debt service coverage ratio of 1.25:1.0 through December 2002, and thereafter 1.5:1.0 and (b) a maximum ratio of consolidated debt to EBITDA equal to 4.25:1.0 through September 30, 2002, and thereafter 3.5:1.0. The ratios were 2.3:1.0 and 2.6:1.0, respectively, as of September 30, 2002. The covenants also include prohibitions on common stock dividends and common stock repurchases, prohibitions on changes in control of FCX or PT Freeport Indonesia, limitations on capital expenditures to specified budgets, limitations on investments, limitations on liens and limitations on transactions with affiliates.

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

   Below is a summary of our debt and redeemable preferred stock maturities based on loan balances as of September 30, 2002, and the September 30, 2002 London P.M. gold fixing price for one ounce of gold ($323.70) and the London silver fixing spot price for one ounce of silver ($4.53) in the London bullion market
(which determine the preferred stock redemption amounts) as of September 30, 2002 (in millions):

                               2002   2003     2004    2005     2006  Thereafter
                              -----  ------   -----   ------  --------   ------
Infrastructure financings
  and equipment loans         $33.9  $ 50.6   $58.0   $ 54.5  $   58.1   $208.2
Atlantic Copper facilities     64.4    22.6    10.2     24.2      24.2    117.9
  and other
7.20% Senior Notes due 2026 a    -    250.0      -        -         -        -
Amended bank credit facilities   -       -       -     424.0        -        -
7.50% Senior Notes due 2006 b    -       -       -        -      200.0       -
8 1/4% Convertible Senior
  Notes due 2006 c               -       -       -        -      603.8       -
                              -----  ------   -----   ------  --------   ------
  Total debt maturities        98.3   323.2    68.2    502.7     886.1    326.1
Redeemable preferred stock d     -    205.0    10.8     10.8     150.0       -
                              -----  ------   -----   ------  --------   ------
  Total maturities            $98.3  $528.2   $79.0   $513.5  $1,036.1   $326.1
                              =====  ======   =====   ======  ========   ======

a. Although due in 2026, the holders of the 7.20% senior notes may, and are expected to elect early repayment in November 2003.
b. Due November 15, 2006.
c. Due January 31, 2006.
d. Represents $10.8 million each year from 2003 through 2006 for our Silver-Denominated Preferred Stock, $194.2 million in August 2003 for our Gold-Denominated Preferred Stock, and $139.2 million in February 2006 for our Gold-Denominated Preferred Stock, Series II. As discussed above, we intend to refinance or restructure our redemption obligation as to at least 80 percent of the outstanding Gold-Denominated Preferred Stock.

DEVELOPMENTS IN INDONESIA
In Indonesia, President Megawati and her Cabinet marked their first anniversary in office during the third quarter and have committed to continued efforts to restore the country's economy and investor confidence. Progress in achieving these goals has been hindered by the global economic slow-down and issues internal to Indonesia. President Megawati has supported the international community's efforts to counter terrorism, while addressing political complexities in Indonesia, the world's largest Muslim country.

    On August 31, 2002, a group of unidentified assailants shot and killed three people and wounded eleven others in an ambush of several vehicles transporting international contract schoolteachers, their family members, and other contractors on the road near Tembagapura, the mining town where the majority of PT Freeport Indonesia's personnel reside, between the lowlands and highlands areas of PT Freeport Indonesia's operations. The wounded individuals are recovering following medical treatment for the injuries. Our Company, the Papuan provincial and local governments and leaders of the local people residing in the area of our operations have condemned the attack. Indonesian authorities continue to investigate the incident and we are cooperating with the investigation. Representatives of the U.S.
Federal Bureau of Investigation also visited the site and consulted with the Indonesian authorities about the incident.

    On October 12, 2002, a bombing killed nearly 200 people in the Indonesian province of Bali, which is 1,500 miles west of our mining and milling operations. Press reports indicate that terrorists linked to international organizations are believed to be responsible for the bombing. An investigation led by Indonesian authorities is in progress.

    The Government of Indonesia, which provides security for PT Freeport Indonesia's personnel and operations, has expressed a strong commitment to protect natural resources businesses operating in Indonesia, including PT Freeport Indonesia, with heightened security following the Bali bombing and the shooting incident discussed above. Our mining and milling operations were not interrupted by either incident.

    After beginning the year at 10,400 rupiahs to one U.S. dollar, the Indonesian currency continued to stabilize, averaging approximately 9,000 rupiahs to one U.S. dollar over the six-month period ending September 30, 2002. The stronger rupiah reflects weakness in the U.S. dollar and the economic progress made by President Megawati's administration.

CAUTIONARY STATEMENT
Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our performance in the future. Forward-looking statements are all statements other than historical facts, such as those regarding anticipated sales volumes, commodity prices, unit costs, treatment rates, operating cash flows, capital expenditures, debt maturities and other commitments, and political, economic and social conditions in our areas of operations. We caution you that these statements are not guarantees of future performance, and our actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include unanticipated declines in the average grades of ore mined, unanticipated milling and other processing problems, labor relations, weather conditions, the speculative nature of mineral exploration, fluctuations in interest rates and currency exchange rates and other adverse financial market conditions, and other factors described in more detail under the heading "Risk Factors" in our Form 10-K for the year ended December 31, 2001.

Item 4.  Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to FCX (including our consolidated subsidiaries) required to be disclosed in our periodic Securities and Exchange Commission filings.
(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.
     We are involved from time to time in various legal proceedings of a character normally incident to the ordinary course of our business. We believe that potential liability in such proceedings would not have a material adverse effect on our financial condition or results of operations. We maintain liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of our business as well as other insurance coverage customary in our business, with coverage limits that we deem prudent.

Item 6.   Exhibits and Reports on Form 8-K.
          (a)  The exhibits to this report are listed
               in the Exhibit Index beginning on Page E-1 hereof.
          (b) During the quarter for which this report is filed, the registrant filed four Current Reports on Form 8-K. Current Reports dated July 1, 2002 and August 31, 2002 reported information under Item 5. A Current Report dated July 10, 2002 reported information under Item 4 and a Current Report dated August 7, 2002 reported information under Item 9.




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


Date:  November 6, 2002

                         CERTIFICATIONS

I, James R. Moffett, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Freeport-McMoRan Copper & Gold Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 6, 2002
                                         /s/James R. Moffett
                                        ---------------------------
                                             James R. Moffett
                                          Chairman of the Board
                                        and Chief Executive Officer

                         CERTIFICATIONS

I, Richard C. Adkerson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Freeport-McMoRan Copper & Gold Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 6, 2002
                                         /s/Richard C. Adkerson
                                         ------------------------
                                            Richard C. Adkerson
                                              President and
                                         Chief Financial Officer

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

4.1 Deposit Agreement dated as of July 1, 1993 among FCX, Mellon Securities Trust Company, (Mellon), as Depositary, and holders of depositary receipts (Step-Up Depositary Receipts) evidencing certain Depositary Shares, each of which, in turn, represents
     0.05 shares of Step-Up Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2002 (the FCX 2002 Second Quarter Form 10-Q).

4.2 Form of Step-Up Depositary Receipt. Incorporated by reference to Exhibit 4.2 to the FCX 2002 Second Quarter Form 10-Q.

4.3  Deposit Agreement dated as of August 12, 1993 among FCX,
     Mellon, as Depositary, and holders of depositary receipts (Gold-Denominated Depositary Receipts) evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Gold-Denominated Preferred Stock. Incorporated by reference to Exhibit
     4.3 to the FCX 2002 Second Quarter Form 10-Q.

4.4 Form of Gold-Denominated Depositary Receipt. Incorporated by reference to Exhibit 4.4 to the FCX 2002 Second Quarter Form 10-Q.

4.5 Deposit Agreement dated as of January 15, 1994, among FCX, Mellon, as Depositary, and holders of depositary receipts (Gold-Denominated II Depositary Receipts) evidencing certain Depositary Shares, each of which, in turn, represents 0.05 shares of Gold-Denominated Preferred Stock II. Incorporated by reference to
     Exhibit 4.5 to the FCX 2002 Second Quarter Form 10-Q.

4.6 Form of Gold-Denominated II Depositary Receipt. Incorporated by reference to Exhibit 4.6 to the FCX 2002 Second Quarter Form 10-Q.

4.7  Deposit Agreement dated as of July 25, 1994 among FCX,
     Mellon, as Depositary, and holders of depositary receipts (Silver-Denominated Depositary Receipts) evidencing certain Depositary Shares, each of which, in turn, initially represents 0.025 shares of Silver-Denominated Preferred Stock. Incorporated by reference to Exhibit 4.7 to the FCX 2002 Second Quarter Form 10-Q.

4.8 Form of Silver-Denominated Depositary Receipt. Incorporated by reference to Exhibit 4.8 to the FCX 2002 Second Quarter Form 10-Q.

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

15.1 Letter dated October 15, 2002 from Ernst & Young LLP regarding unaudited interim financial statements.

18.1 Letter from Arthur Andersen LLP regarding change in accounting. Incorporated by reference to Exhibit 18.1 to the FCX 2002 First Quarter Form 10-Q.