Form 10-K
period 2002-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2003-03-27
CIK 831259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .......... to ..........

Commission file number 1-9916

Freeport-McMoRan Copper & Gold Inc.

(Exact name of registrant as specified in its charter)

Delaware

74-2480931

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation or organization)

1615 Poydras Street

New Orleans, Louisiana

70112

(Address of principal executive offices)

(Zip Code)

Registrant’s telephone number, including area code:  (504) 582-4000

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

Depositary Shares representing 0.0125 shares of Silver-

New York Stock Exchange

   Denominated Preferred Stock, par value $0.10 per share

8¼% Convertible Senior Notes due 2006 of the registrant and

New York Stock Exchange

   FCX Investment Ltd.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes X No __

The aggregate market value of classes of common stock held by non-affiliates of the registrant was approximately $1,751,273,000 on March 7, 2003, and approximately $1,586,497,000 on June 28, 2002.

On March 7, 2003, there were issued and outstanding 145,384,255 shares of Class B Common Stock and on June 28, 2002, there were issued and outstanding 144,894,108 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2003 Annual Meeting to be held on May 1, 2003 are incorporated by reference into Part III (Items 10, 11, 12 and 13) of this report.

TABLE OF CONTENTS

Page

Part I

Items 1. and 2. Business and Properties

1

Item 3. Legal Proceedings

30

Item 4. Submission of Matters to a Vote of Security Holders

30

 Executive Officers of the Registrant

30

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

31

Item 6. Selected Financial Data

32

Items 7. and 7A. Management’s Discussion and Analysis of Financial Condition and Results

 of Operations and Disclosures about Market Risks

33

Item 8. Financial Statements and Supplementary Data

33

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

33

Part III

Item 10. Directors and Executive Officers of the Registrant

33

Item 11. Executive Compensation

33

Item 12. Security Ownership of Certain Beneficial Owners and Management

34

Item 13. Certain Relationships and Related Transactions

34

Item 14.  Controls and Procedures.

34

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

34

Signatures

S-1

Exhibit Index

 E-1

Index to Financial Statements

F-1

Exhibit Index

E-1

PART I

Items 1. and 2.  Business and Properties.

All of our periodic report filings with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available, free of charge, through our website located at www.fcx.com, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports.  These reports and amendments are available through our website as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission.

General

We are one of the world's largest copper and gold mining and production companies in terms of reserves and production. We are also the lowest cost copper producer in the world, after taking into account credits for related gold and silver production. Our principal asset is the Grasberg mine, which we discovered in 1988. Grasberg contains the largest single gold reserve and one of the largest copper reserves of any mine in the world.

Our principal operating subsidiary is PT Freeport Indonesia, a limited liability company organized under the laws of the Republic of Indonesia and incorporated in Delaware. We own approximately 90.64 percent of PT Freeport Indonesia, and the Government of Indonesia owns the remaining approximate 9.36 percent. PT Freeport Indonesia mines, processes and explores for ore containing copper, gold and silver. It operates in the remote highlands of the Sudirman Mountain Range in the province of Papua (formerly Irian Jaya), Indonesia, which is on the western half of the island of New Guinea. PT Freeport Indonesia markets its concentrates containing copper, gold and silver worldwide.

PT Freeport Indonesia conducts its operations pursuant to an agreement, called a Contract of Work, with the Government of Indonesia (see "Contracts of Work"). The Contract of Work allows us to conduct extensive mining, production and exploration activities in a 24,700-acre area that we call Block A, which contains the Grasberg mine, and governs our rights and obligations relating to taxes, exchange controls, royalties, repatriation and other matters. The Contract of Work also allows us to explore for minerals in a 0.5-million-acre area that we call Block B (currently in suspension). The term of our Contract of Work expires in 2021, but we can extend it for two 10-year periods subject to Indonesian government approval, which cannot be withheld or delayed unreasonably.

Another of our operating subsidiaries, PT Irja Eastern Minerals, which we refer to as Eastern Minerals, holds an additional Contract of Work in Papua covering approximately 1.2 million acres and conducts exploration activities (currently suspended) under this Contract of Work (see "Contracts of Work"). We have a 100 percent ownership interest in Eastern Minerals.

In 1996, we established joint ventures with Rio Tinto plc, an international mining company with headquarters in London, England. Rio Tinto conducts mining operations in North America, South America, Asia, Europe and southern Africa. For fiscal year 2002, Rio Tinto had revenues of $10.8 billion and net income of $651 million. One of our joint ventures with Rio Tinto covers PT Freeport Indonesia's mining operations in Block A. This joint venture gives Rio Tinto, through 2021, a 40 percent interest in certain assets and in production above specified levels from operations in Block A and, after 2021, a 40 percent interest in all production in Block A. Under our joint venture arrangements, Rio Tinto also has a 40 percent interest in PT Freeport Indonesia's Contract of Work and Eastern Minerals' Contract of Work. In addition, Rio Tinto has the option to participate in 40 percent of any of our other future exploration projects in Papua. To date, Rio Tinto has elected to participate in all exploration projects, including PT Nabire Bakti Mining.

Under another joint venture agreement through PT Nabire Bakti Mining, we conduct exploration activities (currently suspended) in an area covering approximately 0.5 million acres in five parcels contiguous to PT Freeport Indonesia's Block B and one of Eastern Minerals' blocks.

At December 31, 2002, PT Freeport Indonesia's share of proven and probable recoverable reserves totaled 39.4 billion pounds of copper and 48.5 million ounces of gold, all of which are located in Block A. Our approximate 90.64 percent equity share of those proven and probable recoverable reserves totaled 35.7 billion pounds of copper and 44.0 million ounces of gold (see "Ore Reserves"). In this annual report, we refer to (1) aggregate reserves, which means all reserves for the operations we manage, (2) PT Freeport Indonesia's share of reserves, which means the reserves net of Rio Tinto's interest under our joint venture arrangements and which are the reserves reported as those of our operations in our consolidated financial statements and (3) our equity share of reserves, which means PT Freeport Indonesia's share net of the 9.36 percent interest that the Government of Indonesia owns.

We also smelt and refine copper concentrates in Spain, and market the refined copper products, through our wholly owned subsidiary, Atlantic Copper, S.A. (see "Investment in Smelters"). In addition, PT Freeport Indonesia has a 25 percent interest in PT Smelting, an Indonesian company that operates a copper smelter and refinery in Gresik, Indonesia. These smelters play an important role in our concentrate marketing strategy, as approximately one-half of PT Freeport Indonesia's concentrate production is sold to Atlantic Copper and PT Smelting.

The following four maps indicate

-

the location of the Papua province in which we operate;

-

the distance from Papua to Bali (approximately 1,500 miles) and to Jakarta (approximately 2,000 miles);

-

the location of our Contracts of Work areas within the Papua province; and

-

the infrastructure of our Contracts of Work project area.

INDONESIA
Aceh
Sumatra
Kalimantan
Sulawesi
Papua
Grasberg
Ambon
Jakarta
Java
Bali
Surabaya
Approximate Scale (miles)
2,000
1,500
0

Grasberg
LORENTZ
NATIONAL
PARK
TIMIKA
CARGO DOCK
PROJECT AREA

(Gray area indicates our tailings deposition area)

Contracts of Work

PT Freeport Indonesia and Eastern Minerals conduct their current exploration operations and PT Freeport Indonesia conducts its mining operations in Indonesia by virtue of their Contracts of Work. Both Contracts of Work govern our rights and obligations relating to taxes, exchange controls, royalties, repatriation and other matters. Both Contracts of Work were concluded pursuant to the 1967 Foreign Capital Investment Law, which expresses Indonesia's foreign investment policy and provides basic guarantees of remittance rights and protection against nationalization, a framework for economic incentives and basic rules regarding other rights and obligations of foreign investors. Specifically, the Contracts of Work provide that the Government of Indonesia will not nationalize or expropriate PT Freeport Indonesia's or Eastern Minerals' mining operations. Any disputes regarding the provisions of the Contracts of Work are subject to international arbitration.  We have experienced no disputes requiring arbitration during the 35 years we have operated in Indonesia.

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

Eastern Minerals signed its Contract of Work in August 1994. The Contract of Work originally covered approximately 2.5 million acres. Eastern Minerals' Contract of Work provides for a four-to-seven year exploratory term and a 30-year term for mining operations. Subject to Indonesian government approval, which cannot be withheld or delayed unreasonably, we can extend this period for two 10-year periods.  Eastern Minerals Contract of Work requires us to relinquish our rights to 25 percent of the original 2.5-million-acre Contract of Work area at the end of each of three specified periods. As of December 31, 2002, we had relinquished approximately 1.3 million acres, and within three months of resuming exploratory activity under the Contract of Work we must relinquish approximately 0.6 million additional acres.

Beginning in 2001, because of safety and security issues and because of uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas covered by our Contracts of Work and an Indonesian law enacted in 1999 prohibiting open-pit mining in forest preservation areas, we requested and received from the Government of Indonesia formal temporary suspensions of our obligations under the Contracts of Work in all areas outside of Block A. The current suspensions were granted for one-year periods ending February 26, 2003 for Block B, March 31, 2003, for PT Nabire Bakti Bakti Mining and November 15, 2003, for Eastern Minerals. We are currently seeking renewals of the Block B and PT Nabire Bakti Mining suspensions and expect to continue to seek suspensions renewals for additional one-year periods by written request to the Government of Indonesia for each of the suspended areas if required. We cannot predict when we will resume our exploration activities in these areas.

PT Freeport Indonesia pays a copper royalty under its Contact of Work that varies from 1.5 percent of copper net revenue at a copper price of $0.90 or less per pound to 3.5 percent at a copper price of $1.10 or more per pound. The Contract of Work royalty rate for gold and silver sales is 1.0 percent.

A large part of the mineral royalties under Government of Indonesia regulations are designated to the provinces from which the minerals are extracted. In connection with our "fourth concentrator mill expansion," PT Freeport Indonesia agreed to pay the Government of Indonesia voluntary additional royalties (royalties not required by our Contract of Work) to provide further support to the local governments and the people of Papua. PT Freeport Indonesia pays the additional royalties on metal from production above 200,000 metric tons of ore per day. The additional royalty for copper equals the Contract of Work royalty rate and for gold and silver equals twice the Contract of Work royalty rates. Therefore, our royalty rate on copper net revenues from production above 200,000 metric tons of ore per day is double the Contract of Work royalty rate, and our royalty rates on gold and silver sales from production above 200,000 metric tons of ore per day are triple the Contract of Work royalty rates.  The combined royalties, including the voluntary additional royalties which became effective January 1, 1999, totaled $24.5 million in 2002, $24.3 million in 2001 and $20.2 million in 2000.

Republic of Indonesia

General.  The Republic of Indonesia consists of more than 17,000 islands stretching 3,000 miles along the equator from Malaysia to Australia and is the fourth most populous nation in the world with over 200 million people. Following many years of Dutch colonial rule, Indonesia gained independence in 1945 and now has a presidential republic system of government.

Our mining complex was Indonesia's first copper mining project and was the first major foreign investment in Indonesia following the economic development program instituted by the Indonesian government in 1967. We work closely with the central, provincial and local governments in development efforts in the area surrounding our operations. We have had positive relations with the Indonesian government since we commenced business activities in Indonesia in 1967, and we intend to continue to maintain positive working relationships with the central, provincial and local branches of the Indonesian government.

Political Developments.  In May 1998, President Suharto, Indonesia's political leader for more than 30 years, resigned in the wake of an economic crisis in Indonesia and other parts of Southeast Asia and in the face of growing social unrest. Vice President B.J. Habibie succeeded Suharto. In June 1999, Indonesia held a new parliamentary election on a generally peaceful basis as the first step in the process of electing a new president. In October 1999, in accordance with the Indonesian constitution, the country's highest political institution (the People's Consultative Assembly), composed of the newly elected national parliament along with additional provincial and other representatives, elected Abdurrahman Wahid as president and Megawati Sukarnoputri as vice president.

There were repeated challenges to the political leadership of President Wahid after his election in October 1999. In July 2001, the People's Consultative Assembly voted to remove President Wahid, and elected Vice President Megawati Sukarnoputri as the new president. The international community, including the United States, expressed support for the President and her Cabinet.

Recent Developments.  President Megawati and her Cabinet marked their first anniversary in office during  2002 and have committed to continued efforts to restore the country's economy and investor confidence. Progress in achieving these goals has been hindered by the global economic slow-down and issues internal to Indonesia. President Megawati has supported the international community's efforts to counter terrorism, while addressing political complexities in Indonesia, the world's largest Muslim country.

On August 31, 2002, three people were killed and 11 others were wounded in an ambush by a group of unidentified assailants, who shot at several vehicles transporting international contract schoolteachers from our school in Tembagapura, their family members, and other contractors to PT Freeport Indonesia on the road near Tembagapura, the mining town where the majority of PT Freeport Indonesia's personnel reside. The identity of the assailants remains uncertain. We, along with the U.S. government, the central Indonesian government, the Papuan provincial and local governments have condemned the attack. Indonesian authorities and representatives of the U.S. Federal Bureau of Investigation continue to investigate the incident and we are fully supporting, and cooperating with, these ongoing investigations.

On October 12, 2002, a bombing killed approximately 200 people in the Indonesian province of Bali, which is 1,500 miles west of our mining and milling operations. Indonesian police, working cooperatively with Australian and U.S. investigators, conducted an investigation that has led to the arrest of 15 suspects. Press reports indicate that some of the suspects may be linked to international terrorist organizations. Our mining and milling operations were not interrupted by either the August 31 or October 12 incidents.

The Government of Indonesia, which provides security for PT Freeport Indonesia's personnel and operations (see “Security Matters”), has expressed a strong commitment to protect natural resources businesses operating in Indonesia, including PT Freeport Indonesia, with heightened security following the Bali bombing and the shooting incident discussed above.

Economic and Social Conditions.  Economic and political conditions in Indonesia are challenging. The Indonesian economy grew by an estimated 3 to 4 percent in 2002 after growing by an estimated 3 percent in 2001, an estimated 5 percent in 2000 and remaining flat in 1999. Indonesia is Asia's second largest exporter of oil and has benefited from higher oil prices in recent years. However, progress on reforming the nation's failed banking system and raising capital from the sale of bank-related assets has been slow. As a result, the country remains heavily reliant on foreign aid to balance its budget.

After beginning the year at 10,160 rupiahs to one U.S. dollar, the Indonesian currency averaged approximately 9,200 rupiahs to one U.S. dollar during 2002. The stronger rupiah reflects weakness in the U.S. dollar and the economic progress made by President Megawati's administration.

Despite gradual improvements in the economy, Indonesia's recovery remains vulnerable to ongoing political and social tensions. Pro-independence movements in certain areas continue to be prominent, especially in the province of Aceh, where the Indonesian government signed a peace agreement with separatists in December 2002, and to a lesser extent in Papua. The area surrounding our mining development is sparsely populated by local people and former residents of more populous areas of Indonesia, some of whom have resettled in Papua under the Government of Indonesia's transmigration program. A segment of the local population is opposing Indonesian rule over Papua, and several separatist groups have sought political independence for the province. In addition to the August 31, 2002, shooting incident, there have been sporadic attacks on civilians by separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military in Papua.

While the uncertainties of the regional autonomy process have created concern among foreign investors, the Indonesian government has repeatedly assured investors that existing contracts would be honored. Consistent with previous administrations, President Megawati and several of her cabinet members have publicly stated that the Government of Indonesia will honor previously existing contracts, specifically including PT Freeport Indonesia's Contract of Work. The sanctity of our Contracts of Work is further supported by U.S. laws, which prohibit U.S. aid to countries that nationalize property owned by, or take steps to nullify a contract with, a U.S. citizen or company at least 50 percent owned by U.S. citizens if the foreign country does not within a reasonable time take appropriate steps to provide full value compensation or other relief under international law.

Our Investment in Indonesia and Papua.  We have a board-approved policy statement on social, employment and human rights, and have comprehensive and extensive social, cultural and community development programs, to which we have committed significant financial and managerial resources. These policies and programs are designed to address the impact of our operations on the local villages and people and to provide assistance for the development of the local people. While we believe these efforts should serve to avoid damage to and disruptions of our mining operations, our operations could be damaged or disrupted by social, economic and political forces beyond our control.

PT Freeport Indonesia contributes to the economies of Papua and the Republic of Indonesia through the payment of taxes, dividends and royalties; voluntary economic development programs; infrastructure development; employment; and the purchase of local and national goods. In fact, PT Freeport Indonesia has frequently been the largest taxpayer in the Republic of Indonesia. In addition, it pays royalties on all minerals removed from the ground.

Moreover, since it began development activities more than thirty years ago, PT Freeport Indonesia has made significant investments in infrastructure both for its use and for the use of the Papuan public. These infrastructure improvements include medical facilities, roads, an airport and heliports, schools, housing, community buildings and places of worship.

PT Freeport Indonesia is also one of the largest private employers in Indonesia and by far the largest in Papua. As of December 31, 2002, PT Freeport Indonesia directly employed 7,679 people, and companies that provide services to PT Freeport Indonesia employed 1,565 contract workers. In addition, approximately 4,400 persons worked for privatized companies providing services within PT Freeport Indonesia's operations area.

Besides the estimated $2 billion paid in direct benefits to the Indonesian government under the Contract of Work from 1992 through 2002, PT Freeport Indonesia's operations have provided another $7.7 billion during this period in indirect benefits to Papua and the Republic of Indonesia in the form of wages and benefits paid to workers, purchases of goods and services, charitable contributions and reinvestments in operations.

Nusamba Loan Guarantee

In 1997, PT Nusamba Mineral Industri (Nusamba), an Indonesian company and a subsidiary of PT Nusantara Ampera Bakti, acquired from a third party approximately 51 percent of the capital stock of PT Indocopper Investama. PT Indocopper Investama is an Indonesian company whose only significant assets are its approximate 9.36 percent ownership of PT Freeport Indonesia's common stock and its 10.0 percent ownership of Eastern Minerals' stock. Nusamba paid $61.6 million in cash and financed $253.4 million of the $315.0 million purchase price with a variable-rate commercial loan from a syndicate of commercial banks, including JPMorgan Chase Bank as agent, which was to mature in March 2002. We guaranteed the Nusamba loan for the purpose of continuing minority Indonesian ownership of PT Freeport Indonesia. We also agreed to lend to Nusamba any amounts to cover any shortfalls between the interest payments due on the commercial loan and dividends received by Nusamba from PT Indocopper Investama. Through December 31, 2001, we loaned Nusamba $68.9 million to cover such shortfalls and we charged $7.3 million of this amount to expense because the loans exceeded Nusamba's initial cash investment.

In discussions subsequent to December 31, 2001, Nusamba informed us that it did not expect to be able to repay the bank loan or our loan at maturity. On February 27, 2002, we repaid the bank loan as provided for under the terms of our credit facilities and acquired Nusamba's ownership in PT Indocopper Investama. For accounting purposes, the transactions were deemed effective as of December 31, 2001. As a result of our payment of the Nusamba bank loan, our ownership interest in PT Freeport Indonesia increased to 90.64 percent from 85.87 percent, our ownership interest in Eastern Minerals increased to 100 percent from 95 percent and our balance sheet as of December 31, 2001, includes the following:

-    an additional liability of $253.4 million to reflect the borrowings to fund the repayment of the Nusamba bank loan;

-    a reduction of "other assets" of $61.6 million to reflect the nonpayment of our loan to Nusamba for interest shortfalls through June 30, 2001;

-    an increase in deferred income taxes of $4.2 million to reflect tax liabilities relating to our increased equity ownership in PT Freeport Indonesia;

-    a reduction in minority interests of $52.0 million to reflect our increased equity ownership in PT Freeport Indonesia; and

-    an increase in property, plant and equipment of $267.3 million to reflect the cost of the acquisition in excess of the book value of the equity ownership in PT Freeport Indonesia we acquired.

Ore Reserves

During 2002, additions to the aggregate proven and probable recoverable reserves at the Grasberg mining complex totaled approximately 86.6 million metric tons of ore. These additions represent increases of 2.6 billion recoverable pounds of copper and 1.0 million recoverable ounces of gold. Year-end aggregate proven and probable recoverable reserves, net of 2002 production, were 2.6 billion metric tons of ore averaging 1.12 percent copper, 1.02 grams per metric ton (g/t) of gold and 3.73 g/t of silver representing 53.3 billion pounds of copper, 62.6 million ounces of gold and 147.6 million ounces of silver. The additions to Kucing Liar, the Deep Ore Zone and Ertsberg Stockwork Zone ore bodies were essentially offset by 2002 production and other reductions at the Grasberg open pit and at Big Gossan. Revisions to expected mill recoveries applied to the reserves also resulted in net increases in copper and gold recoverable reserves.  As a result of continuing low copper prices, our exploration program for 2003 will focus on targets in Block A that have high potential to add reserves and to provide information that will support future exploration.

Pursuant to joint venture arrangements between PT Freeport Indonesia and Rio Tinto, Rio Tinto has a 40 percent interest in production from reserves above those reported at December 31, 1994. Net of Rio Tinto's share, PT Freeport Indonesia's share of proven and probable recoverable copper, gold and silver reserves was 39.4 billion pounds of copper, 48.5 million ounces of gold and 110.9 million ounces of silver as of December 31, 2002. FCX's equity interest in proven and probable recoverable reserves as of December 31, 2002, was 35.7 billion pounds of copper, 44.0 million ounces of gold and 100.5 million ounces of silver. We estimated recoverable reserves using an average copper price of $0.85 per pound and an average gold price of $270 per ounce. With respect to the proven and probable reserves presented below, if metal prices were adjusted to the approximate average London spot prices for the past three years, i.e., copper prices adjusted from $0.85 per pound to $0.75 per pound and gold prices adjusted from $270 per ounce to $285 per ounce, there would be no change in our proven and probable reserves.

All of our proven and probable recoverable reserves lie within Block A. The Grasberg deposit contains the largest single gold reserve and is one of the largest copper reserves of any mine in the world. Aggregate Grasberg open pit and underground proven and probable recoverable ore reserves as of December 31, 2002, are shown below along with those of our other deposits. Reserve calculations were prepared by our employees under the supervision of George MacDonald, our Vice President of Exploration, and were reviewed and verified by Independent Mining Consultants, Inc., experts in mining, geology and reserve determination. See "Risk Factors." We developed our current mine plan based on completing the mining of all of our currently designated recoverable reserves before 2041, which would be the expiration of our Contract of Work including two 10-year extensions. Prior to the expiration of the initial term of our Contract of Work in December 2021, under our current mine plan we expect to mine approximately 58 percent of aggregate proven and probable ore, representing approximately 65 percent of PT Freeport Indonesia's share of recoverable copper reserves and approximately 74 percent of PT Freeport Indonesia's share of recoverable gold reserves.

	Proven				Probable				Total
	Metric Tons of Ore (000s)[a]	Average Ore Grade			Metric Tons of Ore (000s)[a]	Average Ore Grade			Metric Tons
		Copper	Gold	Silver		Copper	Gold	Silver	of Ore (000s)[a]
		(%)	(g/t)	(g/t)		(%)	(g/t)	(g/t)
Developed and producing:
Grasberg open pit	183,083	1.15	1.66	2.78	679,931	0.98	1.07	2.37	863,014
Deep Ore Zone	76,324	1.02	0.69	5.58	107,706	0.92	0.62	4.78	184,030
Intermediate Ore Zone	1,622	1.17	0.16	10.13	657	1.08	0.18	7.70	2,279
Undeveloped:
Grasberg block cave	119,605	1.24	1.23	2.92	662,850	1.13	0.85	2.90	782,455
Kucing Liar	182,212	1.28	0.98	5.04	295,963	1.30	1.24	6.27	478,175
Ertsberg Stockwork Zone	25,708	0.57	0.94	1.73	94,914	0.54	0.89	1.62	120,622
Mill Level Zone	23,826	1.53	1.07	6.90	26,507	1.28	1.01	3.06	50,333
Big Gossan	2,468	2.20	0.93	14.08	30,438	2.86	1.01	17.07	32,906
Dom block cave	11,894	1.18	0.31	6.40	31,757	1.07	0.31	5.76	43,651
Dom open pit	6,882	1.87	0.46	9.88	20,118	1.78	0.42	9.50	27,000
Total	633,624	1.19	1.17	4.11	1,950,841	1.10	0.97	3.61	2,584,465

	Mill Recoveries (%)			Proven and Probable Recoverable Reserves[b]
	Copper	Gold	Silver	Copper	Gold	Silver
				(Billions of Lbs.)	(Millions of Ozs.)	(Millions of Ozs.)
Developed and producing:
Grasberg open pit	87.0	86.9	65.9	16.3	28.1	34.7
Deep Ore Zone	85.5	79.6	64.2	3.2	3.0	14.9
Intermediate Ore Zone	85.5	79.6	64.2	-	-	0.3
Undeveloped:
Grasberg block cave	85.0	79.1	63.8	16.3	17.6	35.8
Kucing Liar	89.4	50.7	55.9	11.8	8.6	38.4
Ertsberg Stockwork Zone	85.0	79.1	63.8	1.2	2.7	3.1
Mill Level Zone	85.0	79.1	63.8	1.3	1.3	3.9
Big Gossan	85.0	79.1	63.8	1.7	0.8	8.7
Dom block cave	82.6	75.2	62.0	0.8	0.3	4.0
Dom open pit	69.0	68.0	59.0	0.7	0.2	3.8
Total	86.3	76.2	61.8	53.3	62.6	147.6

PT Freeport Indonesia’s share				39.4	48.5	110.9
FCX’s equity share				35.7	44.0	100.5

a.

Ore reserve tonnage estimates are after application of applicable mining recovery factors.

b.

Proven and probable recoverable reserves represent estimated metal quantities from which we expect to be paid after application of estimated mill recovery rates and smelter recovery rates of 96.5 percent for copper, 97.0 percent for gold and 76.9 percent for silver.  The term “recoverable reserve” means that part of a mineral deposit which we estimate can be economically and legally extracted or produced at the time of the reserve determination.

The following table sets forth the average drill hole spacing for each of our ore bodies. Drill hole spacing data is used by mining professionals, such as mining engineers, in determining the suitability of data coverage (on a relative basis) in a given deposit type and mining method scenario so as to achieve a given level of confidence in the resource estimate. Drill hole spacing is only one of several criteria necessary to establish confidence level for resource classification. Drilling programs are typically designed to achieve an optimum sample spacing to support the level of confidence in results that fit a particular stage of development of a mineral deposit. We calculated the average drill hole spacing within each ore body using the distance from the center of each block in the resource model to the nearest drill hole composite. We then calculated the averages of these values within the volume of each ore body and report them under the column entitled "Average Distance: To Nearest Sample." This value represents at least one-half of the average drill hole spacing within each deposit. We calculated the value under the column entitled "Average Distance: Between Drill Holes" by multiplying the average minimum distance value by two, and this value represents the maximum average drill hole spacing.

		Spacing (in meters)			Average Distance (in meters)
Deposit	Mining Unit	Surface Drilling Grids	Underground (& Surface) Drill Fans	Drilling Method	To Nearest Sample	Between Drill Holes (less than)
Grasberg	Open Pit	50	75	Core	45	89
Grasberg	Block Cave	-	100	Core	46	92
Deep Ore Zone	Block Cave	-	50	Core	13	25
Intermediate Ore Zone	Block Cave	-	50	Core	13	25
Kucing Liar	Block Cave	-	75	Core	36	72
Ertsberg Stockwork Zone	Block Cave	100	50	Core	26	52
Mill Level Zone	Sublevel Cave	-	50	Core	20	40
Big Gossan	Open Stope	100	50	Core	22	45
Dom	Block Cave	-	50	Core	26	52
Dom	Open Pit	-	50	Core	25	50

Mining Operations

We and our predecessors have conducted exploration and mining operations in Block A since 1967 and have been the only operator of those operations. Following are descriptions of ore mines in production, significant ore mines in development and our ore bodies.

Mines in Production.  We currently have three mines in operation: the Grasberg open pit, the Intermediate Ore Zone and the Deep Ore Zone. As of December 31, 2002, our capital expenditures incurred to date for our mining operations in Indonesia totaled $4.7 billion. Our mine development, expansion and infrastructure capital expenditures totaled $68.9 million in 2002, $83.7 million in 2001 and $61.0 million in 2000. These expenditures primarily related to development of the Deep Ore Zone ore body. We began open-pit mining of the Grasberg ore body in January 1990. Production is at the 3,520-to 4,250-meter elevation level and totaled 71.0 million metric tons of ore in  2002 and 78.2 million metric tons of ore in 2001, which provided 83 percent of our 2002 mill feed and 89 percent of our 2001 mill feed. The underground Grasberg reserves will be mined using the block-cave method near the end of open-pit mining, which is expected to continue until approximately 2015.

The Intermediate Ore Zone is an underground block-cave operation that began production in the first half of 1994. Production is at the 3,475-meter elevation level and totaled 7.1 million metric tons of ore in 2002 and 7.6 million metric tons of ore in 2001. We expect to fully deplete the Intermediate Ore Zone in the second half of 2003.

The Deep Ore Zone ore body lies vertically below the Intermediate Ore Zone. We began production from the Deep Ore Zone ore body in 1989, but we suspended production in 1991 in favor of production from the Grasberg deposit. Production using the block-cave method at the Deep Ore Zone restarted in September 2000. Production is at the 3,150-meter elevation level and totaled 7.9 million metric tons of ore in 2002 and 2.0 million metric tons of ore in 2001. The Deep Ore Zone exceeded the anticipated full production rate of 25,000 metric tons of ore per day in the third quarter of 2002, well ahead of original projections. Production from the Deep Ore Zone averaged 30,200 metric tons per day in the fourth quarter of 2002 and 21,800 metric tons of ore per day in 2002. We expect to expand the Deep Ore Zone mine's production rate to 35,000 metric tons of ore per day in 2003 and we are studying opportunities to increase this rate.

Our principal source of power for all our operations is a coal-fired power plant that we built in conjunction with our fourth concentrator expansion (see "Infrastructure Improvements"). Medium-speed diesel generators supply peaking and backup power. A combination of naturally occurring mountain streams and water derived from our underground operations provides water for our operations. The average annual rainfall in the project area is 180 inches.

Mines in Development.  Four other significant ore bodies, referred to as the Dom, Big Gossan, Kucing Liar and the Ertsberg Stockwork Zone are located in Block A. These ore bodies are at various stages of development, and are included in our proven and probable recoverable reserves. We incurred $6.7 million for mine development, expansion and infrastructure capital expenditures related to these ore bodies during the three years ended December 31, 2002. See "Risk Factors."

The Dom ore body lies approximately 1,500 meters southeast of the depleted Ertsberg open-pit deposit. We completed pre-production development at the Dom, including all maintenance, warehouse and service facilities, just as the Grasberg mine began open-pit production in 1990. We have deferred production at the Dom ore body and may not begin until after completion of open-pit mining at Grasberg.

The Big Gossan ore body is located approximately 1,000 meters southwest of the original Ertsberg open-pit deposit. We began the initial underground development of the ore body in 1993 when we drove tunnels from the mill area into the ore zone at the 3,000-meter elevation level. A stope and fill mining method will be used on the Big Gossan deposit. A feasibility study and an update to the site-wide development plan will be completed in 2003 to determine when to begin production.

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

The projected aggregate capital expenditures required to reach full production capacity for each of our undeveloped ore bodies based on our February 2003 mine plans and our proven and probable recoverable reserves as of December 31, 2002, are shown below (in millions). Actual costs could differ materially from these estimates as we will not incur most of the expenditures for several years and we will incur them over a period of several years. In addition, these costs will be shared with Rio Tinto in accordance with our joint venture agreement.

Grasberg block cave	$ 910
Kucing Liar block cave	560
Dom block cave	190
Big Gossan	150
Ertsberg Stockwork Zone block cave	180
Dom open pit	30
Mill Level Zone sublevel cave	30
Total	$2,050

Description of Ore Bodies.  Our ore bodies cluster within and around two main igneous intrusions, the Grasberg Monzo diorite and the Ertsberg diorite. The host rocks of these ore bodies include both carbonate and clastic rocks that form the ridge crests and upper flanks of the Sudirman Range, and the igneous rocks of monzonitic to dioritic composition that intrude them. The igneous-hosted ore bodies (the Grasberg open pit and block cave, and the Ertsberg Stockwork Zone block cave) occur as vein stockworks and disseminations of copper sulphides, dominated by chalcopyrite and, to a much lesser extent, bornite. The sedimentary-rock hosted ore bodies occur as "magnetite-rich, calcium/magnesian skarn" replacements, whose location and orientation are strongly influenced by major faults and by the chemistry of the carbonate rocks along the margins of the intrusions.

The copper mineralization in these skarn deposits is also dominated by chalcopyrite, but higher bornite concentrations are common. Moreover, gold occurs in significant concentrations in all of the district's ore bodies, though rarely visible to the naked eye. These gold concentrations usually occur as inclusions within the copper sulphide minerals, though, in some deposits, these concentrations can also be strongly associated with pyrite.

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

Production Sequencing
Reserves as of December 31, 2002
Grasberg open pit
Intermediate Ore Zone
Deep Ore Zone
Big Gossan
Grasberg block cave
Dom open pit
Kucing Liar
Ertsberg Stockwork Zone
Mill Level Zone
Dom block cave
Contract of Work Term
(including extensions)
2000
2005
2010
2015
2020
2025
2030
2035
2040
Year

During 2002 we mined an average of 704,900 metric tons of material per day, including ore and overburden, and do not require any additional approvals for higher rates. During 2001, we mined an average of 684,800 metric tons of material per day. The following chart illustrates our current aggregate mill capacity; our aggregate permitted mill capacity; and our projected milling rates. The decline in milling rates in 2015 reflects the expected completion date of open-pit mining at the Grasberg ore body. We are continuing to develop mine plans to optimize production levels and to offset the anticipated decline in 2015.

Projected Mill Rates & Mill Capacities
December 31, 2002 Reserves – Production Plan
Permitted Mill Capacity
Current Mill Capacity
Projected Mill Rate
Mill Rate (000's of metric tons per day)
350
300
250
200
150
100
50
0
2003
2005
2007
2009
2011
2013
2015
2017
2019
2021
2023
2025
2027
2029
2031
2033
2035
2037
2039
Year

Milling and Production

The ore from our mines moves by a conveyor system to a series of shafts through which it drops to our milling and concentrating complex located approximately 2,900 meters above sea level. At the mill, the ore is crushed and ground and mixed in tanks with water and small amounts of flotation reagents where it is continuously agitated with air. During this physical separation process, copper-, gold- and silver-bearing particles rise to the top of the tanks and are collected and thickened into a concentrate. The concentrate leaves the mill complex as a slurry, consisting of approximately 65 percent solids by weight, and is pumped through three parallel 115-kilometer pipelines to our coastal port site facility at Amamapare where it is filtered, dried and stored for shipping. Ships are loaded at dock facilities at the port until they draw their maximum dock-side water, and they then move to deeper water, where loading is completed from shuttling barges.

Our production results for the last three years are as follows:

	Years Ended December 31,			Percentage Change
	2002	2001	2000	2001 to 2002	2000 to 2001
Mill throughput (metric tons of ore per day)	235,600	237,800	223,500	(1)%	6%
Copper production, net to PT Freeport Indonesia (000 pounds)	1,524,200	1,393,400	1,388,100	9%	-
Gold production, net to PT Freeport Indonesia (ounces)	2,296,800	2,634,900	1,899,500	(13)%	39%
Average net cash production costs per pound of copper[a]	$0.08	$0.07	$0.23	14%	(70)%

a.

Includes site production and delivery costs, smelting and refining costs, and royalties, less credits for gold and silver sales.

Mill throughput averaged 235,600 metric tons of ore per day during 2002, 2,200 metric tons per day lower than the record 237,800 metric tons of ore per day during 2001. In May 2000, PT Freeport Indonesia, in consultation with the Government of Indonesia, voluntarily agreed to temporarily limit Grasberg open-pit production because of an incident at its Wanagon overburden stockpile. Normal overburden placement at the Wanagon overburden stockpile resumed and the restriction on production from the Grasberg open pit was lifted at the end of 2000 (see "Wanagon Overburden Stockpile Slippage").

Copper production for 2002 was a record 1.5 billion pounds and was 130.8 million pounds higher than that for 2001 primarily because of higher average copper ore grades. Gold production for 2002 was 338,100 ounces lower than that for 2001 primarily because of significantly lower average gold grades.

Average net cash production costs per pound of copper of $0.08 were modestly higher for 2002 compared with 2001 primarily because of lower gold credits. Average net cash production costs were a record-low $0.07 per pound for the year 2001 primarily because of higher credits from gold sales and because of lower site production costs.  Our average net cash production costs per pound of copper vary with the amount of gold we sell and gold prices, among other factors. Once we complete our open-pit mining operations at the Grasberg mine in approximately 2014, we expect annual gold production from our underground mines to be lower than current levels, and all other factors being equal, our average net cash production costs to increase. For more information regarding our operating and financial results, see “Item 6. Selected Financial Data” and “Items 7. and 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk.”

Joint Venture with Rio Tinto

In early 1998, PT Freeport Indonesia completed construction on the fourth concentrator mill expansion. Pursuant to the expansion joint venture agreement, in addition to funding its 40 percent share of all expansion costs including the fourth concentrator mill expansion, Rio Tinto provided a $450 million nonrecourse loan to PT Freeport Indonesia for PT Freeport Indonesia's share of the cost of the expansion. In less than two and one-half years beginning in 1998, PT Freeport Indonesia repaid the $450 million loan, plus interest, from its share of incremental cash flow attributable to the expansion. PT Freeport Indonesia and Rio Tinto proportionately share operating, nonexpansion capital and administrative costs based on the ratio of (a) the incremental revenues from production from the expansion and (b) total revenues from production from Block A, including production from PT Freeport Indonesia's previously existing reserves. PT Freeport Indonesia receives 100 percent of the cash flow from specified annual amounts of copper, gold and silver production through 2021 and will receive 60 percent of all remaining cash flow thereafter.

Exploration

As a result of our joint venture arrangements, Rio Tinto generally pays for 40 percent of our joint venture exploration and drilling costs in Papua. The joint ventures incurred total exploration costs of $4.8 million in 2002 and $14.4 million in 2001. The joint ventures' exploration budget for 2003 totals approximately $8 million. As a result of continuing low copper prices and the suspension of all activities outside of Block A, we reduced our exploration program for 2002 to focus largely on available exploration data. Limited drilling during 2002 was directed towards delineation of reserves adjacent to our Deep Ore Zone ore body.

In June 1998, we entered into a joint venture agreement to conduct exploration activities in PT Nabire Bakti Mining's Contract of Work area covering approximately 1.0 million acres in several blocks contiguous to PT Freeport Indonesia's Block B and one of Eastern Minerals' blocks in Papua. Rio Tinto shares in 40 percent of our interest and costs in this exploration joint venture. We and Rio Tinto can earn up to a 62 percent interest in the PT Nabire Bakti Mining Contract of Work by spending up to $21 million on exploration and other activities in the joint venture areas. We have spent $16.5 million through December 31, 2002.

With the approval of the Indonesian government in 2001, we temporarily suspended our field exploration activities in Block B, which includes the Wabu Ridge gold prospect, as well as in the other Contract of Work areas of Eastern Minerals and PT Nabire Bakti Mining. The suspensions are due to safety and security issues and uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas covered by the Contracts of Work and an Indonesian law enacted in 1999 prohibiting open-pit mining in forest preservation areas. We cannot predict when we will be able to resume our exploration activities in these areas. We expect to continue to seek renewals of these suspensions for each of the suspended areas if required. All of the suspended areas are outside of our current mining operations area.

Infrastructure Improvements

The location of our mining operations in a remote area requires that our operations be virtually self-sufficient. In addition to the mining facilities described above, in the course of the development of our project we have constructed ourselves or participated with others in the construction of an airport, a port, a 119 kilometer road, an aerial tramway, two hospitals and related medical facilities, and two town sites with housing, schools and other facilities sufficient to support more than 17,000 persons.

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

From December 1993 to March 1997, PT Freeport Indonesia sold $270.0 million of infrastructure assets to joint ventures owned one-third by PT Freeport Indonesia and two-thirds by PT ALatieF Nusakarya Corporation (ALatieF), an Indonesian investor. Funding for the purchases consisted of $90.0 million in equity contributions by the joint venture partners; a $60.0 million bank loan; and FCX's sale of $120.0 million aggregate principal amount of its 9 ¾% senior notes, the proceeds of which FCX loaned to the joint ventures.

PT Freeport Indonesia subsequently sold its one-third interest in the joint ventures to ALatieF in March 1997. In September 1998, PT Freeport Indonesia reacquired for $30 million an aggregate one-third interest in the joint ventures, with $17.5 million of such purchase price paid in 1998 and the remaining $12.5 million paid in 1999. During 2000, PT Freeport Indonesia purchased the remaining interest in the joint ventures for $25.9 million cash and the assumption of $34.1 million of bank debt.

In December 1997, we sold the new coal-fired power plant facilities associated with the fourth concentrator mill expansion for $366.4 million to the joint venture that owns the power plants that already provided electricity to us. The purchase price included $123.2 million for Rio Tinto's share of the new power plant facilities. Asset sales through 1997 to the power joint venture totaled $581.4 million, including $458.2 million of assets we owned. We subsequently sold our 30 percent interest in the joint venture to the other partners and we purchase power pursuant to a power sales agreement.

Marketing

PT Freeport Indonesia sells its copper concentrates, which contain significant quantities of gold and silver, under United States dollar-denominated sales agreements, mostly to companies in Asia and Europe and to international trading companies. We sell substantially all of our budgeted production of copper concentrates under long-term contracts with selling prices based on world metals prices (generally the London Metal Exchange settlement prices for Grade A copper). Under these contracts, initial billing occurs at the time of shipment and final settlement on the copper portion is generally based on average prices for a specified future period. Gold generally is sold at the average London Bullion Market Association price for a specified month near the month of shipment.

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

We have commitments, including commitments from Atlantic Copper and PT Smelting, for essentially all of our estimated 2003 production. We estimate our share of sales for 2003 to approximate 1.4 billion pounds of copper and 2.6 million ounces of gold. Projected 2003 copper and gold sales reflect the expectation of lower copper ore grades than in 2002 and higher gold ore grades. See "Risk Factors."

PT Freeport Indonesia has a long-term contract through 2007 to provide Atlantic Copper with approximately 60 percent of its copper concentrate requirements at market prices. PT Freeport Indonesia's agreement with PT Smelting provides, for the life of PT Freeport Indonesia's mines, for the supply of 100 percent of the copper concentrate requirements necessary to reach the Gresik smelter's design capacity. The agreement also provides for the supply of substantially all of any incremental copper concentrate requirements that PT Smelting may need in excess of the smelter's design capacity through 2004 at market prices. For the first 15 years of PT Smelting's operations beginning in December 1998, the treatment and refining charges on the majority of the concentrate PT Freeport Indonesia supplies will not fall below a specified minimum rate, currently $0.23 per pound, which has been the rate since PT Smelting began operating in 1998. The rate is scheduled to decline to a floor of $0.21 per pound in early 2004.  We anticipate that PT Freeport Indonesia will sell approximately 50 percent of its annual concentrate production to Atlantic Copper and PT Smelting. A recap of PT Freeport Indonesia's aggregate percentage concentrate sales to its affiliates and to other parties for the last three years follows:

	2002	2001	2000
PT Smelting	26%	28%	25%
Atlantic Copper	24%	23%	22%
Other parties	50%	49%	53%
	100%	100%	100%

Investment in Smelters

Our investment in smelters (Atlantic Copper and PT Smelting) serves an important role in our concentrate marketing strategy. PT Freeport Indonesia sells approximately one-half of its concentrate production to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder to other customers.

Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and income to Atlantic Copper and PT Smelting. However, because we have integrated our upstream (mining and milling) and downstream (smelting and refining) operations, we are able to achieve operating hedges which substantially offset the effect of changes in treatment charges for smelting and refining PT Freeport Indonesia's copper concentrates. While low smelting and refining charges will adversely affect the operating results of Atlantic Copper, low charges will benefit the operating results to PT Freeport Indonesia's mining operations.

As a result, changes in smelting and refining charges do not have a significant impact on our consolidated operating results. Taking into account taxes and minority ownership interests, an equivalent $0.01 per pound change in the charges PT Freeport Indonesia pays all of its customers, including Atlantic Copper and PT Smelting, and the charges Atlantic Copper and PT Smelting receive, would essentially offset each other in our consolidated operating results.

Atlantic Copper, S.A.

We own 100 percent of Atlantic Copper. Atlantic Copper completed the last expansion of its production capacity in 1997 and its smelter currently has a design capacity of 290,000 metric tons of copper per year. We have no present plans to expand Atlantic Copper's production capacity. During 2002, Atlantic Copper treated a record 1,016,700 metric tons of concentrate and scrap and produced 298,000 metric tons of new copper anodes. During 2001, Atlantic Copper treated 891,100 metric tons of concentrate and scrap and produced 280,000 metric tons of new copper anodes. Production for 2001 was negatively impacted by a scheduled 27-day major maintenance turnaround in April 2001. The next 45-day major maintenance turnaround is scheduled for 2004. Atlantic Copper purchased approximately 68 percent of its 2002 concentrate requirements from PT Freeport Indonesia at market prices. Atlantic Copper has experienced no material operating problems, and we are not aware of any potential material environmental liabilities at Atlantic Copper.

We contributed $25.0 million to Atlantic Copper in 2002, $7.6 million in 2001 and $32.4 million in 2000. The funds are intended to strengthen Atlantic Copper's financial structure during this period of extremely low treatment and refining charge rates. Our total investment in Atlantic Copper through December 31, 2002, totaled $244.9 million.

PT Smelting

PT Freeport Indonesia's Contract of Work required us to construct or cause to be constructed a smelter in Indonesia if we and the Indonesian government determined that such a project would be economically viable. In 1995, following the completion of a feasibility study, we entered into agreements relating to the formation of PT Smelting and the construction of the copper smelter in Gresik, Indonesia.

PT Smelting is a joint venture among PT Freeport Indonesia, Mitsubishi Materials Corporation, Mitsubishi Corporation and Nippon Mining & Metals Co., Ltd., which own 25 percent, 60.5 percent, 9.5 percent and 5 percent, respectively, of the outstanding PT Smelting common stock. In accordance with the joint venture agreements, PT Freeport Indonesia provides nearly all of PT Smelting's copper concentrate requirements. In addition, in connection with the formation of the joint venture, PT Freeport Indonesia agreed to assign its earnings in PT Smelting to support a 13 percent cumulative annual return to the other owners for the first 20 years of operations. PT Freeport Indonesia's total investment in PT Smelting through December 31, 2002, totaled $96.4 million.

During 2002, PT Smelting treated 719,600 metric tons of concentrate and produced 211,200 metric tons of new copper anodes. During 2001, PT Smelting treated 702,900 metric tons of concentrate and produced 217,500 metric tons of new copper anodes. PT Smelting has no present plans to expand its treatment capacity and has experienced no material operating problems. We are not aware of any potential material environmental liabilities at PT Smelting.

Competition

We compete with other mining companies in the sale of our mineral concentrates and the recruitment and retention of qualified personnel. Some competing companies possess financial resources greater than ours and possess multiple mining assets less geographically concentrated in a single area than ours. We believe, however, that we are the lowest cost copper producer in the world which gives us a significant competitive advantage.

Social Development, Employment and Human Rights

We have a social, employment and human rights policy designed to result in our operating in compliance with the laws in the areas of our operations, and in a manner that respects basic human rights and the culture of the people who are indigenous to the area. We continue to incur significant costs on social and cultural activities, primarily in Papua. These activities include:

-

comprehensive job training programs;

-

basic education programs;

-

several public health programs, including extensive malaria control;

-

agricultural assistance programs;

-

a business incubator program to encourage the local people to establish their own small scale businesses;

-

cultural preservation programs; and

-

charitable donations.

In 1996, PT Freeport Indonesia agreed to commit at least one percent of its revenues for the following 10 years to the Freeport Partnership Fund for Community Development (formerly the Freeport Fund for Irian Jaya Development) to support village-based health, education, economic and social development programs in its area of operations. This commitment replaced our community development programs in which we spent a similar amount of money each year. Our contributions totaled $15.2 million in 2002, $14.1 million in 2001 and $14.1 million in 2000 to the Freeport Partnership Fund for Community Development.

Lembaga Pembangunan Masyarakat Amungme Kamoro (LPMAK) oversees disbursement of the funds we contribute to the fund. LPMAK's board of commissioners is made up of a leader of the Amungme people; a leader of the Kamoro people; leaders of the three local churches; a representative of the local government; and a representative of PT Freeport Indonesia.

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

Security Matters

Consistent with our Contract of Work and the Voluntary Principles on Human Rights and Security as well as our company’s  duty to protect its employees and property, PT Freeport Indonesia has taken appropriate steps to provide a safe and secure working environment. As part of its security program, PT Freeport Indonesia maintains its own internal security department, which performs functions such as protecting company facilities, monitoring the shipment of company goods through the airport and terminal, assisting in traffic control and aiding rescue operations. PT Freeport Indonesia's civilian security employees (numbering about 680) are unarmed and perform duties consistent with their internal security role. PT Freeport Indonesia's share of costs for its internal civilian security department totaled $7.7 million for 2002 and $6.8 million for 2001. The security department has received human rights training and each member is required to certify his or her compliance with our human rights policy.

PT Freeport Indonesia, like all businesses and residents of Indonesia, relies on the Government of Indonesia for the provision of public order, upholding the rule of law and the protection of personnel and property. The Grasberg mine has been designated by the Government of Indonesia as one of Indonesia's vital national assets. This designation results in the military’s playing a significant role in protecting the area of our operations. Since PT Freeport Indonesia began its operations in Papua, the Indonesian military, along with the police, has had a presence in the Contract of Work area to provide law enforcement and to protect the mining operations area.

The Government of Indonesia is responsible for employing military and police personnel and funding and directing their operations.  From the outset of PT Freeport Indonesia’s operations, the Indonesian government has looked to the company to provide logistical and infrastructure support and supplemental funding for these necessary services, because of the limited resources of the government and the remote location and lack of development in Papua.   PT Freeport Indonesia's support for the Indonesian government security institutions assigned to the operations area represents a prudent response to its requirements to protect its workforce and property, and reflects the expectations imposed by the Indonesian government on companies doing business in remote areas of Indonesia, such as Papua. In addition, the provision of support is consistent with PT Freeport Indonesia's obligations under the Contract of Work, and reflects our philosophy of responsible corporate citizenship.  It is also in keeping with our commitment to pursue practices that will promote human rights, which include our endorsement of the joint U.S. State Department-British Foreign Office Voluntary Principles on Human Rights and Security.

PT Freeport Indonesia's share of support costs for the government-provided security, involving over 2,000 government security personnel for the operations, was $5.6 million for 2002 and $4.7 million for 2001. This supplemental support consists of various infrastructure and other costs, such as food and dining hall costs, housing, fuel, travel, vehicle repairs, allowances to cover incidental and administrative costs, and community assistance programs conducted by the military/police. PT Freeport Indonesia's capital costs for associated infrastructure was $0.4 million for 2002 and $0.5 million for 2001. In addition, over a period of several years prior to 2001, we constructed and provided infrastructure for housing, offices and related facilities at a cost of approximately $35 million.

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

Mining operations on the scale of our operations in Papua involve significant environmental challenges, primarily related to the disposition of tailings, which are the crushed and ground rock material resulting from the physical separation of commercially valuable minerals from the ore. We have comprehensive, ongoing environmental monitoring and management plans for the disposal of tailings resulting from our milling operations, which the Government of Indonesia has approved. Pursuant to these plans, we monitor and manage both the potential and confirmed impacts of our tailings disposal on the ecosystem of the Ajkwa River and the ecosystems of adjoining water bodies and the surrounding coastal areas. In 1997, we completed an engineered levee system to minimize the impact of the tailings through a controlled deposition area located on a portion of the flood plain on the Ajkwa River. We will revegetate and reclaim the deposition area when our mining operations are completed.

In furtherance of our commitments to the Indonesian government pursuant to our tailings plan, we monitor the acid-neutralizing capacity of tailings on a daily basis to ensure the discharge of non-acid generating tailings into our tailings deposition area. The net acid-neutralizing capacity of our tailings discharge is maintained through a managed program of blending underground ore with ore from the open pit, the addition of supplemental limestone (or lime) to the ore blend when necessary, and the addition of lime for control of the pH levels in the flotation system. Daily samples are collected and tested and this data is communicated to our mill operations so that adjustments in ore blending and lime/limestone addition can be made as appropriate.

With respect to overburden, acid rock drainage generation is our primary environmental concern. Our approaches to this issue include the mitigation of acid rock drainage generation, the control of acid rock drainage migration, and the capture and treatment of acid rock drainage emanating from the overburden stockpile. In addition, tests have shown the feasibility of revegetating the overburden stockpile and, as a result, we have engaged in stockpile reclamation which is an additional means of mitigating acid rock drainage.  We have made significant capital expenditures with respect to the capture and treatment of acid rock drainage. Acid rock drainage is collected by boreholes near the base of the overburden stockpile and neutralized.

We have committed to the Indonesian government to have independent external environmental audits of our Papuan operations performed by qualified experts every three years, with the results to be made public. We have had three independent environmental audits conducted by internationally recognized consulting and auditing firms.  SGS International Certification Services Indonesia, a member of the Societe Generale de Surveillance Group, completed the 2002 environmental audit during the fourth quarter of 2002 and we expect to receive their final report in the first half of 2003. We also are continuing our annual internal audits, through the life of our mining operations, so that our environmental management and monitoring programs will remain sound and our operations will remain in material compliance with local laws.

In connection with obtaining our environmental approvals from the Indonesian government, we committed to performing a one-time environmental risk assessment on the impacts of our tailings management plan. We completed this extensive environmental risk assessment with more than 90 scientific studies conducted over four years and submitted it to the Indonesian government in December 2002. The environmental risk assessment was performed with input from an independent review panel, which included representatives from the Indonesian government, academia, and non-governmental organizations. The risks identified during this process were in line with our impact projections of the tailings management program contained in our environmental impact assessments approved by the Government of Indonesia.

We have environmental approvals from the Government of Indonesia to operate our mill up to a maximum of 300,000 metric tons of ore per day. In 2002, we averaged 235,600 metric tons of ore per day and in 2001 we averaged 237,800 metric tons of ore per day.

The cost of complying with environmental laws is a fundamental cost of our business. We incurred aggregate environmental capital expenditures and other environmental costs totaling $62.6 million in 2002, $78.2 million in 2001 and $106.1 million in 2000, including tailings management levee maintenance and mine reclamation. In 2003, we expect to incur approximately $9 million of environmental capital expenditures and $37 million of other environmental costs. These environmental expenditures are part of our overall 2003 operating budget.

We are currently revegetating portions of the tailings deposition area. Upon the completion of our mining operations, we will fulfill the remaining commitments we made to the Indonesian government in connection with our tailings management plan. Our options for revegetation of affected areas of the tailings deposition area include forage crops and grasses, fruits, grains and vegetables, and other traditional food and medicinal crops. Decisions on these options are made after consultation with local and regional government and local residents. In addition to the revegetation and reclamation of the tailings deposition area, we will continue to operate our wastewater treatment plants as long as necessary. We will also monitor and test the water discharged from our mine and the pH, sulfate and electrical conductivity levels of ground water in the tailings deposition area. In addition, we plan to provide additional flood protection to surrounding areas by diverting the Ajkwa and Otomona Rivers and further enhancing levee embankments. The stability of our levees will be ensured through periodic visual inspection, revegetation of the levee embankments, and the transfer of our levee roads for public use. Moreover, we will submit an annual written report to the Indonesian government regarding our reclamation activities.

Our ultimate reclamation and closure activities will be determined after consultation with the Indonesian government, local residents and other affected parties. Our best estimate at this time is that PT Freeport Indonesia's aggregate reclamation and closure obligations on an undiscounted basis totaled approximately $120 million as of January 1, 2003. We estimate the fair value of our aggregate total asset retirement obligations to be approximately $30 million at January 1, 2003.  Estimates of reclamation and closure costs involve complex issues requiring integrated assessments over a period of many years, and we may revise them as we perform more complete studies. Some reclamation costs will be incurred during mining activities, while most closure costs and the remaining reclamation costs will be incurred at the end of mining activities, which are currently estimated to continue for more than 30 years.

Moreover, we cannot predict with any certainty the ultimate future uses of the tailings deposition area once our mining operations are completed. In addition to forage crop and grass planting and food and medicinal crop production, possible future uses of the tailings deposition area include rainforest production, production of timber, fuel woods, fruits and nuts and other economic forestry, and the cultivation of fish, shellfish and other aquaculture. The ultimate future uses will be determined after consultation with local and regional government and local residents.

In 1996, we began contributing to a cash fund ($4.1 million balance at December 31, 2002) designed to accumulate at least $100 million by the end of our Indonesian mining activities. We plan to use this fund, including accrued interest, to pay for mine closure and reclamation costs. Any incremental costs in excess of this $100 million fund are expected to be incurred throughout the life of the mine and would be funded by operational cash flow or other sources. An increasing emphasis on environmental issues and future changes in regulations could require us to incur additional costs that would be charged against future operations. Estimates involving environmental matters are by their nature imprecise and changes in government regulations, operations, technology and inflation could require us to revise them over time.

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

We believe that Atlantic Copper's facilities and operations are in compliance in all material respects with all applicable Spanish environmental laws, rules and regulations. However, in July 2002, the Integrated Pollution Prevention and Control guidelines were adopted under Spanish law with a phase in for compliance by 2007.  Atlantic Copper is assessing the potential impact of these new guidelines on its operations, and expects that additional capital expenditures will be required to comply.  In 2002, the Environmental Management Systems at Atlantic Copper’s operations in Huelva, Cordoba and Barcelona were audited by the Spanish Association for Standardization and Certification (AENOR), in accordance with the ISO 14001:96 international certification standard and the new Europoean Union Environmental, Eco-Management and Eco-Auditing (EMAS) Regulation No. 761/2001.  Atlantic Copper received positive results from the audits, which are required annually to retain the ISO 14001 certification that Atlantic Copper achieved in prior years.  AENOR is a Spanish not-for-profit entity that has been accredited by the Spanish government to inspect, audit and certify environmental management systems.

The Indonesian and Spanish governments may periodically revise their environmental laws and regulations or adopt new ones, and we cannot predict the effects on our operations of new or revised regulations. We have expended significant resources, both financial and managerial, to comply with environmental regulations and permitting and approval requirements, and we anticipate that we will continue to do so in the future. There can be no assurance that we will not incur additional significant costs and liabilities to comply with such current and future regulations or that such regulations will not materially affect our operations. See "Risk Factors."

Wanagon Overburden Stockpile Slippage

In May 2000, a slippage occurred in the overburden stockpile at the Wanagon basin following a period of excessive rainfall, causing a wave of water and material to overflow from the basin. Four employees of a contractor to PT Freeport Indonesia were working in the area and perished. Contained within the mud were the treatment solids from the lime precipitation of acid rock drainage, which then entered the tailings river system near the village of Banti. We incurred environmental costs for overburden disposition, overburden stockpile stabilization, laboratory testing and consulting studies relating to the Wanagon overburden waste stockpile. PT Freeport Indonesia charged $2.9 million to its 2000 production costs, primarily for assets lost as a result of the incident.

Sampling and monitoring were initiated at a number of stations covering the entire tailings system between the mine and estuary. A specific environmental risk analysis was conducted as a result of this event and used data from the monitoring program. No long-term environmental effects were found from the direct monitoring nor predicted by the environmental risk assessment. The slippage caused a flow of sediments containing elevated levels of precipitated copper. As a result, water quality in the river was temporarily diminished due to higher levels of total suspended solids. According to water quality tests, the pre-slippage water quality in the river was substantially reestablished by the following day and was fully reestablished within 22 days after the incident.

PT Freeport Indonesia engaged international experts and outside consultants led by a team from the Institute of Technology of Bandung (Indonesia) to conduct a comprehensive study of the cause of the slippage and to recommend a future course of action. Working with the close cooperation of the Indonesian Department of Energy and Natural Resources and also BAPEDAL (the Indonesian environmental protection agency), we initiated an overburden stockpile stabilization program and voluntarily agreed to a temporary limitation on average production from the Grasberg open pit of 200,000 metric tons per day. Underground ore production was not affected. A safe-zone based on engineering calculations was subsequently identified along the Wanagon River and within the village of Banti. The residents within this zone were temporarily moved to Tembagapura, our original mining town site, and the houses were removed. These families were relocated to new housing designed according to their wishes and located on higher ground in Banti.

After successful completion of the stabilization program and consultation with affected local residents, and with the approval of the Indonesian government, normal overburden placement at the Wanagon overburden stockpile resumed and the restriction on production from the Grasberg open pit was lifted at the end of 2000.

Employees and Relationship with FM Services Company

As of December 31, 2002, PT Freeport Indonesia had 7,679 employees (approximately 98 percent Indonesian). In addition, as of December 31, 2002, PT Freeport Indonesia had 1,565 contract workers, the vast majority of whom were Indonesian. Approximately 45 percent of our Indonesian employees are members of the All Indonesia Workers' Union, which operates under Government of Indonesia supervision. PT Freeport Indonesia has a labor agreement covering all of its hourly-paid Indonesian employees, the key provisions of which are renegotiated biannually. In June 2001, PT Freeport Indonesia and its workers agreed to terms for a new labor agreement that expires September 30, 2003. PT Freeport Indonesia's relations with the workers' union have generally been positive.

As of December 31, 2002, Atlantic Copper had 726 employees, of which approximately 74 percent are covered by union contracts. Atlantic Copper's union contract in Cordoba, Spain expires December 31, 2003. Its union contracts in Huelva and Barcelona each expired December 31, 2002. Atlantic Copper began negotiations for new contracts in February 2003 and has not encountered in significant issues to date. Atlantic Copper experienced no work stoppages in 2002 and relations with these unions have also generally been good.

FM Services Company (FM Services), a Delaware corporation has furnished executive, administrative, financial, accounting, legal, tax and similar services to us. In October 2002, we purchased the remaining 50 percent ownership in FM Services from McMoRan Exploration Co. (McMoRan) for $1.3 million, and we now own 100 percent of FM Services. As of December 31, 2002, FCX had 13 employees and FM Services had 124 employees. FM Services employees continue to provide services to McMoRan, a publicly traded company engaged in the exploration, development and production of oil and gas, and Stratus Properties Inc., a publicly traded company engaged in the development of real estate.

Risk Factors

This report contains “forward-looking statements” within the meaning of the federal securities laws.  Forward-looking statements are all statements other than statements of historical facts, such as statements regarding anticipated production volumes, sales volumes, ore grades, commodity prices, development and capital expenditures, mine production and development plans, environmental reclamation and closure cost and plans, reserve estimates, political, economic and social conditions in our areas of operations, and exploration efforts and results.  Except for our ongoing obligations under the federal securities laws, we do not intend, and we undertake no obligation, to update or revise any forward-looking statements.  Readers are cautioned that forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements.  Important factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements include the following:

Because our primary operating assets are located in the Republic of Indonesia, our business may be adversely affected by Indonesian political, economic and social uncertainties beyond our control, in addition to the usual risks associated with conducting business in a foreign country.

Indonesia continues to face political, economic and social uncertainties, including separatist movements and civil and religious strife in a number of provinces. In particular, several separatist groups are opposing Indonesian rule over the province of Papua, where our mining operations are located, and have sought political independence for the province. In response to these demands for political independence, new Indonesian regional-autonomy laws became effective January 1, 2001. However, the manner in which these new autonomy laws will be implemented and the degree of political and economic autonomy that they may bring to individual provinces, including Papua, is uncertain and is a current issue in Indonesian politics. Moreover, there have been sporadic attacks on civilians by separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military. Social, economic and political instability in Papua could materially and adversely affect us if this instability results in damage to our property or interruption of our activities.

On August 31, 2002, three people were killed and 11 others were wounded in an ambush by a group of unidentified assailants, who shot at several vehicles transporting international contract schoolteachers from our school in Tembagapura, their family members, and other contractors to PT Freeport Indonesia on the road near Tembagapura, the mining town where the majority of PT Freeport Indonesia's personnel reside. The identity of the assailants remains uncertain. Some press reports have indicated that members of the military may be responsible for the attack, but military officials have denied these allegations.  Some press reports have also indicated that Papuan separatists may be responsible for the attack, but representatives of the separatists have denied these allegations.  We, the U.S. government, the central Indonesian government, the Papuan provincial and local governments, and leaders of the local people residing in the area of our operations have condemned the attack. Indonesian authorities continue to investigate the incident and we are cooperating fully with the investigation. Representatives of the U.S. Federal Bureau of Investigation also visited the site and are consulting with the Indonesian authorities about the incident.

On October 12, 2002, a bombing killed approximately 200 people in the Indonesian province of Bali, which is 1,500 miles west of our mining and milling operations. Indonesian police, working cooperatively with Australian and U.S. investigators, conducted an investigation that has led to the arrest of 15 suspects. Press reports indicate that some of the suspects may be linked to international terrorist organizations. Our mining and milling operations were not interrupted by either the August 31 or October 12 incidents.

The Government of Indonesia, which provides security for PT Freeport Indonesia's personnel and operations, has expressed a strong commitment to protect natural resources businesses operating in Indonesia, including PT Freeport Indonesia, with heightened security following the Bali bombing and the shooting incident discussed above.

We cannot predict whether or not there will be additional incidents similar to the recent shooting or bombing. If there were to be additional separatist or other violence in Indonesia, it could materially and adversely affect our business and profitability in ways that we cannot predict at this time.

With the approval of the Indonesian government in 2001, we temporarily suspended our field exploration activities outside of Block A due to safety and security issues and uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas covered by the Contracts of Work and an Indonesian law enacted in 1999 prohibiting open-pit mining in forest preservation areas. We cannot predict when we will be able to resume our exploration activities in these areas. We expect to continue to seek renewals of these suspensions for each of the suspended areas if required.

In August 1998, we suspended operations for three days at our Grasberg mine in response to a wildcat work stoppage (not authorized by the workers' union) by a group of workers, a majority of whom were employees of our contractors. The workers cited employment issues as the reasons for their work stoppage. In March 1996, local people engaged in acts of vandalism that caused approximately $3 million of damages to our property. As a precautionary measure, we closed the Grasberg mine and mill for three days.

Maintaining a good working relationship with the Indonesian government is important to us because all of our mining operations are located in Indonesia and are conducted pursuant to Contracts of Work with the Indonesian government. For a discussion of the risks relating to our Contracts of Work, see the risk factor below. Accordingly, we are also subject to the usual risks associated with conducting business in a foreign country, including the risk of forced modification of existing contracts; changes in the country's laws or policies, including laws or policies relating to taxation, royalties, imports, exports and currency; and the risk of having to submit to the jurisdiction of a foreign court or having to enforce the judgment of a foreign court or arbitration panel against a sovereign nation within its own territory. In addition, we are subject to the risk of expropriation, and our insurance does not cover losses caused by expropriation.

Our current credit ratings have an impact on the availability and cost of capital to us. Because our primary business operations are in Indonesia, reductions in the sovereign credit ratings of Indonesia have historically had an adverse effect on our credit ratings, and we believe that this relationship is likely to continue.

The U.S. military action in Iraq, the terrorist attacks in the United States on September 11, 2001,  the potential for additional future terrorist acts and other recent events, have created economic and political uncertainties that could materially and adversely affect our business and the prices of our securities.

The recently launched U.S. military action in Iraq, the terrorist attacks that took place in the United States on September 11, 2001, the potential for additional future terrorist acts, and the growing tensions between the U.S. and North Korea have caused uncertainty in the world's financial and insurance markets and may significantly increase global political, economic and social instability, including in Indonesia, the country in which we primarily operate. In addition to the October 12, 2002, bombing in Bali, there have been anti-American demonstrations in certain sections of Indonesia reportedly led by radical Islamic activists. Radical activists have also threatened to attack foreign assets and have called for the expulsion of United States and British citizens and companies from Indonesia.

It is possible that further acts of terrorism may be directed against the United States domestically or abroad, and such acts of terrorism could be directed against properties and personnel of companies such as ours. The attacks and the resulting economic and political uncertainties, including the potential for further terrorist acts, have caused the premiums charged for our insurance coverages to increase significantly. Moreover, while our property and business interruption insurance covers damages to insured property directly caused by terrorism, this insurance does not cover damages and losses caused by war. Terrorism and war developments may materially and adversely affect our business and profitability and the prices of our securities in ways that we cannot predict at this time.

Our Contracts of Work are subject to termination if we do not comply with our contractual obligations and, if a dispute arises, we may have to submit to the jurisdiction of a foreign court or panel. In addition, unless the Indonesian government permits us to suspend activities under our Contracts of Work, we are required to continue those activities or potentially be declared in default.

PT Freeport Indonesia's and Eastern Minerals' Contracts of Work were entered into under Indonesia's 1967 Foreign Capital Investment Law, which provides guarantees of remittance rights and protection against nationalization. Our Contracts of Work can be terminated by the Government of Indonesia if we do not satisfy our contractual obligations, which include the payment of royalties and taxes to the government and the satisfaction of certain mining, environmental, safety and health requirements. Indonesian government officials have periodically raised questions regarding our compliance with Indonesian environmental laws and regulations and the terms of the Contracts of Work. In order to address these questions, the Indonesian government formed a fact-finding team in 2000 that reviewed our compliance with all aspects of PT Freeport Indonesia's Contract of Work. When or whether the Indonesian government will release its report on its investigation is uncertain. In addition, we cannot assure you that the Indonesian government's report, if and when they release it, will conclude that we are complying with all of the provisions of PT Freeport Indonesia's Contract of Work.

Moreover, in recent years, certain government officials and others in Indonesia have questioned the validity of contracts entered into by the Government of Indonesia prior to October 1999, including PT Freeport Indonesia's Contract of Work, which was signed in December 1991. We cannot assure you that the validity of, or our compliance with the terms of, the Contracts of Work will not be challenged for political or other reasons. PT Freeport Indonesia's and Eastern Minerals' Contracts of Work require that disputes with the Indonesian government be submitted to international arbitration. Notwithstanding the international arbitration provision, if a dispute arises under the Contracts of Work, we face the risk of having to submit to the jurisdiction of a foreign court or having to enforce the judgment of a foreign court or arbitration panel against Indonesia within its own territory.

In addition, our Contracts of Work permit us to suspend certain activities, including exploration, under the contracts for a period of one year by making a written request to the Indonesian government. These suspension requests are subject to the approval of the Indonesian government and are renewable annually. If we do not request a suspension or are denied a suspension, then we are required to continue our activities under the Contract of Work or potentially be declared in default. Moreover, if a suspension continues for more than one year for reasons other than force majeure and the Indonesian government has not approved such continuation, then the Indonesian government would be entitled to declare a default under the Contract of Work.

Servicing our debt will require a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.

Our ability to make payments on and to refinance our debt depends on our ability to generate sufficient cash flow. This ability, to a significant extent, is subject to commodity prices and general economic, financial, regulatory, political and other factors that are beyond our control. In addition, our ability to borrow funds in the future to service our debt will depend on our meeting the financial covenants in our bank credit facility, our 10⅛% Senior Notes due 2010 and other debt agreements we may have in the future. Future borrowings may not be available to us under our bank credit facility or otherwise in amounts sufficient to enable us to pay our debt or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before maturity. Any inability to generate sufficient cash flow or refinance our debt on favorable terms could materially and adversely affect our financial condition.

Covenants in the documents governing our indebtedness impose restrictions on us.

The documents governing our indebtedness:

-     restrict the repurchase of, and payment of dividends on, our common stock;

-     limit, among other things, our ability to:

-     make investments;

-     engage in transactions with affiliates; and

-     create liens on our assets; and

-     require us to maintain specified financial ratios and satisfy financial condition tests.

Events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy these covenants, which could result in a default under the documents governing our indebtedness.

Our mining operations create difficult and costly environmental challenges, and future changes in environmental laws, or unanticipated environmental impacts from our operations, could require us to incur increased costs.

Mining operations on the scale of our operations in Papua involve significant environmental risks and challenges. Our primary challenge is to dispose of the large amount of crushed and ground rock material, called tailings, that results from the process by which we physically separate the copper, gold and silver from the ore that we mine. Under our tailings management plan, the river system near our mine transports the tailings to the lowlands where deposits of the tailings and natural sediments are controlled through a levee system for future revegetation and reclamation. We incurred aggregate costs of $7.0 million in 2002, $9.7 million in 2001 and $8.2 million in 2000 for our tailings management plan.

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

The volume and grade of the reserves we recover and our rates of production may be more or less than we anticipate. In addition, we do not expect to mine all of our reserves before the initial term of our Contract of Work expires.

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

All of our current proven and probable recoverable reserves, including the Grasberg deposit, are located in Block A. The initial term of our Contract of Work covering these reserves expires at the end of 2021. We can extend this term for two successive 10-year periods, subject to the approval of the Indonesian government, which cannot be withheld or delayed unreasonably. Our reserve amounts reflect our estimates of the reserves that can be recovered before 2041 (i.e., before the expiration of the two 10-year extensions) and our current mine plan has been developed and our operations are based on our receiving the two 10-year extensions. As a result, we do not anticipate the mining of all of our reserves prior to the end of 2021 based on our current mine plan, and there can be no assurance that the Indonesian government will approve the extensions. Prior to the end of 2021, we expect to mine approximately 58 percent of aggregate proven and probable ore, representing approximately 65 percent of PT Freeport Indonesia's share of recoverable copper reserves and approximately 74 percent of PT Freeport Indonesia's share of recoverable gold reserves.

Our profitability can vary significantly with fluctuations in the market prices of copper and gold.

Our revenues are derived primarily from the sale of copper concentrates, which also contain significant amounts of gold and substantially less significant amounts of silver, and from the sale of copper cathodes, anodes, wire rod and wire. Although we sell most of our copper concentrates under long-term contracts, the selling price is based on world metal prices at or near the time of shipment and delivery.

Copper and gold prices fluctuated widely in 2001 and 2002, primarily due to the slowdown in global economic activity and the economic and political uncertainties created by the terrorist attacks in the United States on September 11, 2001. During 2002, the daily closing prices on the London spot market ranged from 64 cents to 77 cents per pound for copper and $278 to $349 per ounce for gold. During 2001, the daily closing prices on the London spot market ranged from 60 cents to 83 cents per pound for copper and $256 to $293 per ounce for gold.

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

-

demand for jewelry containing gold; and

-

speculation.

Any material decrease in market prices of copper or gold would materially and adversely affect our results of operations and financial condition.

In addition to the usual risks encountered in the mining industry, we face additional risks because our operations are located on difficult terrain in a very remote area.

Our mining operations are located in steeply mountainous terrain in a very remote area in Indonesia. Because of these conditions, we have had to overcome special engineering difficulties and to develop extensive infrastructure facilities. In addition, the area receives considerable rainfall, which has led to periodic floods and mud slides. The mine site is also in an active seismic area and has experienced earth tremors from time to time. In addition to these special risks, we are also subject to the usual risks associated with the mining industry, such as the risk of encountering unexpected geological conditions that may result in cave-ins and flooding of mine areas. Our insurance may not sufficiently cover an unexpected natural or operating disaster.

Movements in foreign currency exchange rates or interest rates could negatively affect our operating results and earnings.

All of our revenues are denominated in U.S. dollars. However, some of our costs, assets and liabilities are denominated in Indonesian rupiah, Australian dollars or euros. As a result, we are generally less profitable when the U.S. dollar weakens against these foreign currencies.

The rupiah/U.S. dollar daily closing exchange rate ranged from 8,425 to 10,510 rupiahs per U.S. dollar during 2002, and on December 31, 2002, the closing exchange rate was 8,940 rupiahs per U.S. dollar compared with 10,160 rupiahs per U.S. dollar on December 31, 2001. The Australian dollar/U.S. dollar daily closing exchange rate ranged from $0.51 to $0.58 per Australian dollar during 2002, and on December 31, 2002, the closing exchange rate was $0.56 per Australian dollar compared with $0.51 per Australian dollar on December 31, 2001. The euro/U.S. dollar daily closing exchange rate ranged from $0.84 to $0.96 per euro during 2002, and on December 31, 2002, the closing exchange rate was $1.05 per euro compared with $0.88 per euro on December 31, 2001.

From time to time we have in the past and may in the future implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange payment requirements will continue to be subject to market fluctuations. In addition, certain of our debt is based on fluctuating interest rates. Accordingly, an increase in interest rates could adversely affect our results of operations and financial condition.

Our substantial indebtedness could adversely affect our ability to operate our business and limit our ability to obtain additional financing.

We have substantial indebtedness and, as a result, significant debt service obligations. As of December 31, 2002, on a pro forma basis to give effect to the sale in February 2003 of $575 million of our 7% Convertible Senior Notes due 2011, the sale in January 2003 of $500 million of our 10⅛% Senior Notes due 2010 and the application of the net proceeds of these offerings to repay all of our borrowings under our bank credit facilities, our total indebtedness outstanding would have aggregated approximately $2.8 billion. In addition to increasing our total indebtedness, the sale of the notes will also increase the weighted average interest rate on our outstanding debt; as a result, our interest expense will increase. For the year ended December 31, 2002, our interest expense was $171.2 million and our ratio of earnings to fixed charges was 3.4:1.  On a pro forma basis our interest expense for the year ended December 31, 2002, would have been $233.3 million and our ratio of earnings to fixed charges would have been 2.5:1.

Our substantial debt could have important consequences to you. For example, it could:

-     make it more difficult for us to satisfy our obligations;

-     require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures and other corporate requirements;

-     increase our vulnerability to general adverse economic and industry conditions;

-     limit our ability to respond to business opportunities;

-     limit our ability to borrow additional funds, which may be necessary; and

-

subject us to financial and other restrictive covenants, which, if we fail to comply with these covenants and our failure is not waived or cured, could result in an event of default under our debt.

Because we are a holding company, our ability to pay our debts depends upon the ability of our subsidiaries to pay us dividends and to advance us funds. In addition, our ability to participate in any distribution of our subsidiaries' assets is generally subject to the prior claims of the subsidiaries' creditors.

Because we conduct business primarily through PT Freeport Indonesia, our major subsidiary, and other subsidiaries, our ability to pay our debts depends upon the earnings and cash flow of PT Freeport Indonesia and our other subsidiaries and their ability to pay us dividends and to advance us funds. Contractual and legal restrictions applicable to our subsidiaries could also limit our ability to obtain cash from them. Our rights to participate in any distribution of our subsidiaries' assets upon their liquidation, reorganization or insolvency would generally be subject to the prior claims of the subsidiaries' creditors, including any trade creditors and preferred shareholders.

Arthur Andersen LLP, our former auditors, audited certain financial information included in this Form 10-K. In the event such financial information is later determined to contain false or misleading statements, you may be unable to recover damages from Arthur Andersen LLP.

Arthur Andersen LLP completed its audit of our financial statements for the year ended December 31, 2001 and issued its report with respect to such financial statements on February 8, 2002. Subsequently, Arthur Andersen was convicted of obstruction of justice for activities relating to its previous work for Enron Corp.

In July 2002, our board of directors, at the recommendation of our audit committee, approved the appointment of Ernst & Young LLP as our independent public accountants to audit our financial statements for 2002. Ernst & Young replaced Arthur Andersen, which had served as our independent auditors since 1988. We had no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure. Arthur Andersen audited the financial statements that we include in this Form 10-K as of December 31, 2001 and 2000, and for each of the years in the two-year period ended December 31, 2001, as set forth in their reports herein.

In June of 2002, Arthur Andersen was convicted of obstructing justice, which is a felony offense.  The SEC prohibits firms convicted of a felony from auditing public companies.  Arthur Andersen is thus unable to consent to the incorporation of its audit opinion on our 2000 and 2001 financial statements into this Form 10-K.  Under these circumstances, Rule 437a under the Securities Act permits us to file this Form 10-K, which is incorporated by reference into registration statements on file with the SEC, without a written consent from Arthur Andersen.

The Securities Act of 1933 (the “Securities Act") provides that if part of a registration statement at the time it becomes effective contains an untrue statement of a material fact, or omits a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is proved that at the time of such acquisition such person knew of such untruth or omission) may assert a claim against, among others, an accountant who has consented to be named as having certified any part of the registration statement or as having prepared any report for use in connection with the registration statement.  As a result, with sales of our securities pursuant to our registration statements that occur after this Form 10-K is filed with the SEC, Arthur Andersen will not have any liability under the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen or any omissions of a material fact required to be stated therein.  Accordingly, purchasers of those securities would be unable to assert a claim against Arthur Andersen under the Securities Act.

Item 3.  Legal Proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant.

Certain information as of March 18, 2003 about our executive officers, including their position or office with FCX, PT Freeport Indonesia and Atlantic Copper, is set forth in the following table and accompanying text:

Name	Age	Position or Office

Richard C. Adkerson	56	President and Chief Financial Officer of FCX. Director and Executive Vice President of PT Freeport Indonesia. Chairman of the Board of Directors of Atlantic Copper.

Adrianto Machribie	61	President Director of PT Freeport Indonesia.

James R. Moffett	64	Chairman of the Board and Chief Executive Officer of FCX. President Commissioner of PT Freeport Indonesia.

Richard C. Adkerson has served as FCX’s President since April 1997 and Chief Financial Officer since October 2000.  Mr. Adkerson is also Executive Vice President and a director of PT Freeport Indonesia,  Chairman of the Board of Directors of Atlantic Copper, and Co-Chairman of the Board, President and Chief Executive Officer of McMoRan Exploration Co. (McMoRan). From April 1994 to November 1998 he was Co-Chairman of the Board and Chief Executive Officer of McMoRan Oil & Gas Co. (McMoRan Oil & Gas), and from November 1997 to November 1998 he was Vice Chairman of the Board of Freeport-McMoRan Sulphur Inc. (Freeport Sulphur).  Mr. Adkerson served as Executive Vice President of FCX from July 1995 to April 1997, and as Chief Financial Officer from July 1995 to November 1998.  Mr. Adkerson served as Vice Chairman of the Board of Freeport-McMoRan Inc. from August 1995 until December 1997 and as Senior Vice President.

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

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

Reclassification of Class A and Class B Common Shares

On May 2, 2002, FCX’s stockholders approved a proposal to reclassify its Class A and Class B common stock into a single class of common stock on a one share-for-one share basis.  The reclassification simplified the company’s capital structure, enhanced the company’s ability to structure and execute equity-based transactions, increased the trading liquidity of the company’s common stock, and generated administrative cost savings.

Class A Common Shares

Our Class A common shares traded on the New York Stock Exchange (NYSE) under the symbol “FCX.A” until they were converted into Class B common shares on May 3, 2002.  The FCX.A share price was reported daily in the financial press under “FMCGA” in most listings of NYSE securities.  NYSE composite tape Class A common share price ranges from January 1, 2002, through May 3, 2002, and during 2001 follow:

	2002		2001
	High	Low	High	Low
First Quarter	$17.70	$12.45	$13.20	$8.00
Second Quarter	18.55	16.72	15.40	10.03
Third Quarter	N/A	N/A	11.53	9.06
Fourth Quarter	N/A	N/A	13.50	8.75

Class B Common Shares

Our Class B common shares trade on the NYSE under the symbol “FCX.”  The FCX share price is reported daily in the financial press under “FMCG” in most listings of NYSE securities.  At year-end 2002, the number of holders of record of our Class B common shares was 10,695.  NYSE composite tape Class B common share price ranges during 2002 and 2001 follow:

	2002		2001
	High	Low	High	Low
First Quarter	$17.84	$13.06	$14.69	$8.31
Second Quarter	20.83	16.60	17.15	11.05
Third Quarter	18.50	11.75	12.98	10.23
Fourth Quarter	16.96	9.95	14.24	9.40

As of March 7, 2003, there were 10,599 holders of record of our Class B common stock.

Common Share Dividends

There were no cash dividends paid on our common stock during 2001 and 2002.  On February 4, 2003, our board of directors authorized a new cash dividend policy for our common stock.  The policy provides for an annual cash dividend of $0.36 per share, payable quarterly ($0.09 per quarter), with the initial quarterly dividend expected to be paid on May 1, 2003.  The declaration and payment of dividends is at the discretion of our board of directors and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the board.  In addition, payment of dividends on our common stock is subject to limitations under our 10⅛% Senior Notes.

Equity Compensation Plan Information as of December 31, 2002

In addition to the 2003 Stock Incentive Plan, which is subject to approval by the stockholders at the annual meeting of stockholders to be held on May 1, 2003, the company has four equity compensation plans with currently outstanding awards.  These four additional plans have been previously approved by our stockholders, and are:  the 1995 Stock Option Plan for Non-Employee Directors (Director Plan), the Adjusted Stock Award Plan, the 1995 Stock Option Plan and the 1999 Stock Incentive Plan.  The following table presents information as of December 31, 2002 regarding these four equity compensation plans under which Class B common stock may be issued to employees and non-employees as compensation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,355,264	$17.81	2,477,757(1)
Equity compensation plans not approved by security holders	—	—	—
Total	15,355,264	$17.81	2,477,757(1)

(1)

As of December 31, 2002, there were 1,237,757 shares remaining available for future issuance under the 1999 Stock Incentive Plan.  All of these shares could be issued under the terms of the plan (a) upon the exercise of options, stock appreciation rights and limited rights, or (b) in the form of restricted stock or “other stock-based awards,” which awards are valued in whole or in part on the value of the shares of Class B common stock.

Item 6.  Selected Financial Data.

The information set forth under the caption “Selected Financial and Operating Data” of our 2002 Annual Report is incorporated herein by reference.

Our ratio of earnings to fixed charges was as follows for the years presented.

	Years Ended December 31,
	2002	2001	2000	1999	1998
Ratio of earnings to fixed charges	3.4x	2.9x	2.3x	3.0x	2.5x
Ratio of earnings to fixed charges and preferred stock dividends	2.5x	2.1x	1.7x	2.2x	1.9x

For the ratio of earnings to fixed charges calculation, earnings consist of pre-tax income from continuing operations before minority interests in consolidated subsidiaries, income or loss from equity investees and fixed charges.  Fixed charges include interest and that portion of rent deemed representative of interest.  For the ratio of earnings to fixed charges and preferred stock dividends calculation, we assumed that our preferred stock dividend requirements were equal to the pre-tax earnings that would be required to cover those dividend requirements.  We computed those pre-tax earnings using actual tax rates for each year.

Items 7.  and 7A.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk.

The information set fourth under the caption “Management’s Discussion and Analysis” of our 2002 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements and the notes thereto, the report thereon of Ernst & Young LLP, and the report of management, each as set forth in our 2002 Annual Report, are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Arthur Andersen LLP audited our financial statements for 2001 and had served as our independent auditors since 1988.  On July 10, 2002, we decided to replace Arthur Andersen as our independent accountants.  This action was taken with the approval of our board of directors, which approved the decision reached by its audit committee.  Arthur Andersen ceased to practice before the SEC effective August 31, 2002.

The audit reports issued by Arthur Andersen on our consolidated financial statements as of and for the years ended December 31, 2001 and December 31, 2000, did not contain an adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope or accounting principle.  During the two fiscal years that ended December 31, 2001 and continuing through July 10, 2002, we had no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the matter of disagreement in their report on the financial statements.  Arthur Andersen has communicated to us that they have informed the SEC that they are unable to provide letters that corroborate or invalidate the statements we have made in this disclosure, as required by the SEC.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during our two most recent fiscal years and through July 10, 2002.

Also on July 10, 2002, we appointed Ernst & Young LLP to replace Arthur Andersen as our independent accountants.  Our board also approved the audit committee’s selection of Ernst & Young.  In February 2003, our audit committee appointed Ernst & Young as our independent accountants for 2003.  During the two fiscal years ended December 31, 2001 and December 31, 2000, and the subsequent interim period through July 10, 2002, we did not consult with Ernst & Young regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information set forth under the caption “Information About Nominees and Directors” of our definitive Proxy Statement filed with the Commission on March 24, 2003, relating to our 2003 Annual Meeting to be held on May 1, 2003, is incorporated herein by reference.  The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4 in Part I of this report.

Item 11.  Executive Compensation.

The information set forth under the captions “Director Compensation” and “Executive Officer Compensation” of our definitive Proxy Statement filed with the Commission on March 24, 2003, relating to our 2003 Annual Meeting to be held on May 1, 2003, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the captions “Stock Ownership of Directors and Executive Officers,” “Stock Ownership of Certain Beneficial Owners” and “Proposal to Adopt the 2003 Stock Incentive Plan – Equity Compensation Information as of December 31, 2002” of our definitive Proxy Statement filed with the Commission on March 24, 2003, relating to our 2003 Annual Meeting to be held on May 1, 2003, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information set forth under the caption “Certain Transactions” of our definitive Proxy Statement filed with the Commission on March 24, 2003, relating to our 2003 Annual Meeting to be held on May 1, 2003, is incorporated herein by reference.

Item 14.  Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this annual report on Form 10-K.  Based on their evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to FCX (including our consolidated subsidiaries) required to be disclosed in our periodic Commission filings.

(b)

Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1).

Financial Statements.

Reference is made to the Index to Financial Statements appearing on page F-1 hereof.

(a)(2).

Financial Statement Schedules.

Reference is made to the Index to Financial Statements appearing on page F-1 hereof.

(a)(3).

Exhibits.

Reference is made to the Exhibit Index beginning on page E-1 hereof.

(b).

Reports on Form 8-K.

During the last quarter of the period covered by this report and for the 2003 period through March 7, 2003, we filed nine Current Reports on Form 8-K reporting events under Item 5 dated January 15, 2003, January 16, 2003, January 24, 2003, January 29, 2003, two reports dated February 6, 2003, two reports dated February 11, 2003 and March 6, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.

Freeport-McMoRan Copper & Gold Inc.

By:     /s/ James R. Moffett

James R. Moffett

Chairman of the Board and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 27, 2003.

/s/ James R. Moffett James R. Moffett	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
* B. M. Rankin, Jr.	Vice Chairman of the Board
/s/ Richard C. Adkerson Richard C. Adkerson	President and Chief Financial Officer (Principal Financial Officer)
* C. Donald Whitmire, Jr.	Vice President and Controller - Financial Reporting (Principal Accounting Officer)
* Robert J. Allison, Jr.	Director
* R. Leigh Clifford	Director
* Robert A. Day	Director
* Gerald J. Ford	Director
* H. Devon Graham, Jr.	Director
* Oscar Y. L. Groeneveld	Director
* J. Bennett Johnston	Director
* Bobby Lee Lackey	Director
* Gabrielle K. McDonald	Director
* J. Stapleton Roy	Director
* J. Taylor Wharton	Director
*By: /s/ Richard C. Adkerson Richard C. Adkerson Attorney-in-Fact

CERTIFICATION

I, James R. Moffett, certify that:

1.

I have reviewed this annual report on Form 10-K of Freeport-McMoRan Copper & Gold Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

a)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

               /s/ James R. Moffett

James R. Moffett

Chairman of the Board

and Chief Executive Officer

CERTIFICATION

I, Richard C. Adkerson, certify that:

1.         I have reviewed this annual report on Form 10-K of Freeport-McMoRan Copper & Gold Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

a)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

a)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003

               /s/ Richard C. Adkerson

Richard C. Adkerson

President and

Chief Financial Officer

FREEPORT-McMoRan COPPER & GOLD INC.

INDEX TO FINANCIAL STATEMENTS

Our financial statements and the notes, and the report of Ernst & Young LLP included elsewhere in this Form 10-K are incorporated herein by reference.  The financial statements in schedule I listed below should be read in conjunction with our financial statements included elsewhere in this Form 10-K.

Schedules other than the ones listed above have been omitted since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of Freeport-McMoRan Copper & Gold Inc. (the Company) as of December 31, 2002 and for the year then ended, and have issued our report thereon dated January 16, 2003, except for Note 15, as to which the date is March 6, 2003 (incorporated by reference in this Annual Report on Form 10-K).  Our audit also included the schedules listed in the index above for this Form 10-K.  The schedules listed in the index above are the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audit. The Company’s consolidated financial statements and related schedules for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report with respect to the schedule dated February 8, 2002, indicated that such schedules for fiscal 2001 and 2000 fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

In our opinion, the fiscal 2002 schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP

New Orleans, Louisiana,

  January 16, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Freeport-McMoRan Copper & Gold Inc.’s filing on Form 10-K for the fiscal year ended December 31, 2001.  This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the fiscal year ended December 31, 2002.

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

Arthur Andersen LLP

New Orleans, Louisiana,

February 8, 2002

FREEPORT-McMoRan COPPER & GOLD INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

	December 31,
	2002	2001
Assets:	(In Thousands)
Cash	$310	$652
Restricted investments	96,946	141,888
Interest receivable	2,271	2,066
Due from affiliates	20,340	4,630
Notes receivable from PT Freeport Indonesia	450,003	569,805
Investment in PT Freeport Indonesia and PT Indocopper Investama	1,607,097	1,273,354
Investment in Atlantic Copper	55,712	80,406	[a]
Other assets	76,113	66,807
Total assets	$2,308,792	$2,139,608

Liabilities and Stockholders' Equity:
Accounts payable and accrued liabilities	$11,982	$10,300
Accrued interest payable	25,887	25,643
Loan due to PT Freeport Indonesia	81,500	-
Long-term debt, including current portion	1,357,023	1,449,173
Other long-term liabilities	18,931	26,637
Deferred income taxes	96,640	60,907
Redeemable preferred stock	450,003	462,504
Stockholders' equity	266,826	104,444
Total liabilities and stockholders' equity	$2,308,792	$2,139,608

STATEMENTS OF INCOME

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Income from investment in PT Freeport Indonesia and PT
Indocopper Investama, net of PT Freeport Indonesia tax provision	$343,738	$255,247	$178,026
Net loss from investment in Atlantic Copper	(34,550)	(43,071)	(29,906)
Intercompany charges and eliminations	(11,412)	2,752	10,200
General and administrative expenses	(4,328)	(6,568)	(5,744)
Depreciation and amortization	(15,598)	(5,510)	(4,704)
Interest expense, net	(104,794)	(77,492)	(82,321)
Interest income on PT Freeport Indonesia notes receivable:
Gold and silver production payment loans	16,280	15,331	16,395
Promissory notes	7,992	6,102	17,423
Other income (expense), net	2,905	(5,484)	(2,382)
Provision for income taxes	(35,579)	(28,282)	20,000
Net income	164,654	113,025	76,987
Preferred dividends	(37,604)	(36,529)	(37,487)
	$127,050	$76,496	$39,500

a.

Includes support payments and commitments to Atlantic Copper totaling $(4.3) million during 2002 and $16.1 million during 2001.

The footnotes to the consolidated financial statements of FCX contained in FCX's 2002 Annual Report to stockholders included elsewhere herein are an integral part of these statements.

FREEPORT-McMoRan COPPER & GOLD INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Cash flow from operating activities:
Net income	$164,654	$113,025	$76,987
Adjustments to reconcile net income to net cash provided by operating activities:
Income from investment in PT Freeport Indonesia and PT Indocopper Investama	(343,738)	(255,247)	(178,026)
Deferred income taxes	34,616	21,139	(8,684)
Net loss from investment in Atlantic Copper	34,550	43,071	29,906
Elimination of intercompany profit	11,412	(2,752)	(10,200)
Dividends received from PT Freeport Indonesia and PT Indocopper Investama	-	45,805	268,670
Depreciation and amortization	15,598	5,510	4,704
(Increase) decrease in interest receivable and due from affiliates	(5,159)	4,343	2,527
Increase (decrease) in accounts payable and accrued liabilities	2,497	15,313	(4,202)
Other	(23,260)[a]	(5,164)[a]	(29,550)[a]
Net cash provided by (used in) operating activities	(108,830)	(14,957)	152,132

Cash flow from investing activities:
Purchase of restricted investments	-	(139,762)	-
Sale of restricted investments	47,938	-	-
Investment in PT Freeport Indonesia	(1,027)	-	-
Investment in Atlantic Copper	-	-	(3,000)
Other	(5,022)	(3,971)	(3,559)
Net cash provided by (used in) investing activities	41,889	(143,733)	(6,559)

Cash flow from financing activities
Cash dividends paid:
Step-up convertible preferred stock	(24,500)	(24,500)	(24,500)
Mandatory redeemable preferred stock	(12,795)	(12,113)	(13,213)
Net proceeds from sale of convertible senior notes	-	582,619	-
Proceeds from other debt	183,355	4,059	9,532
Repayment of debt	(275,505)	(411,701)	(70,249)
Partial redemption of preferred stock	(11,671)	(10,386)	(11,893)
Repayment from PT Freeport Indonesia	118,972	30,386	177,077
Loan from PT Freeport Indonesia	81,500	-	-
Loans to Nusamba	-	(5,548)	(12,379)
Purchases of FCX common shares	-	(3,436)	(199,945)
Other	7,243	8,801	326
Net cash provided by (used in) financing activities	66,599	158,181	(145,244)
Net increase (decrease) in cash and cash equivalents	(342)	(509)	329
Cash at beginning of year	652	1,161	832
Cash at end of year	$310	$652	$1,161

Interest paid	$107,116	$62,386	$85,190
Taxes paid	$1,689	$7,625	$29,736

a.

Includes support payments to Atlantic Copper totaling $25.0 million in 2002, $7.6 million in 2001 and $29.4 million in 2000.

The footnotes to the consolidated financial statements of FCX contained in FCX's 2002 Annual Report to stockholders included elsewhere herein are an integral part of these statements.

FREEPORT-McMoRan COPPER & GOLD INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col B	Col. C		Col. D		Col. E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expense	Charged to Other Accounts	Other Add (Deduct)		Balance at End of Period
Reserves and allowances deducted from asset accounts:
2002
Materials and supplies reserves:
PT Freeport Indonesia	$17,144	$6,000	$ -	$(7,841	)a	$15,303
Atlantic Copper	323	197	-	-		520
Allowance for uncollectible
value-added taxes	8	-	-	(8	)b	-
Allowance for uncollectible
accounts receivable	941	-	-	(941	)c	-

2001
Materials and supplies reserves:
PT Freeport Indonesia	$16,808	$6,000	$ -	$(5,664	)a	$7,144
Atlantic Copper	323	-	-	-		323
Allowance for uncollectible
value-added taxes	300	-	-	(292	)b	8
Allowance for uncollectible
accounts receivable	2,500	-	-	(1,559	)c	941

2000
Materials and supplies reserves:
PT Freeport Indonesia	$18,751	$6,000	$ -	$(7,943	)a	$16,808
Atlantic Copper	76	247	-	-		323
Allowance for uncollectible
value-added taxes	5,491	-	-	(5,191	)b	300
Allowance for uncollectible
accounts receivable	-	2,500	-	-		2,500

Reclamation and mine
shutdown reserves:
2002
PT Freeport Indonesia	$24,097	$ 5,078	$ -	$ -		$29,175

2001
PT Freeport Indonesia	19,220	4,877	-	-		24,097

2000
PT Freeport Indonesia	14,085	5,135	-	-		19,220

a.

Primarily represents write-offs of obsolete materials and supplies inventories.

b.

Represents a reversal of previously accrued amounts based on an updated analysis of historical refunds of value-added tax payments.

c.

Represents amounts collected.

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

4.17

        Amendment to Amended and Restated Credit Agreement dated as of December 17, 2002.  Incorporated by          reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated January 16, 2003.

4.18

         Indenture dated as of January 29, 2003 from FCX to The Bank of New York, as Trustee, with respect to the          101/8% Senior Notes due 2010.  Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of           FCX dated February 6, 2003.

4.19

      Indenture dated as of February 11, 2003 from FCX to The Bank of New York, as Trustee, with respect to the             7% Convertible Senior Notes due 2011.  Incorporated by reference to the Current Report on Form 8-K of FCX         dated February 11, 2003.

4.20

        Registration Rights Agreement dated as of February 11, 2003, by and between FCX and Merrill Lynch, Pierce,         Fenner & Smith Incorporated.

10.1

        Contract of Work dated December 30, 1991 between the Government of the Republic of Indonesia and PT         Freeport Indonesia.  Incorporated by reference to Exhibit 10.1 to the FCX November 5, 2001 Form S-3.

10.2

        Contract of Work dated August 15, 1994 between the Government of the Republic of Indonesia and PT Irja         Eastern Minerals Corporation.  Incorporated by reference to Exhibit 10.2 to the FCX November 5, 2001 Form S-        3.

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

10.6

       Second Amended and Restated Joint Venture and Shareholders’ Agreement dated as of December 11, 1996        among Mitsubishi Materials Corporation, Nippon Mining and Metals Company, Limited and PT Freeport        Indonesia.  Incorporated by reference to Exhibit 10.5 to the FCX November 5, 2001 Form S-3.

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

Executive Compensation Plans and Arrangements (Exhibits 10.9 through 10.34)

10.9

Annual Incentive Plan of FCX as amended effective February 2, 1999.  Incorporated by reference to Exhibit 10.11 to the 1998 FCX Form 10-K.

10.10

FCX Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.13 to the 1998 FCX Form 10-K.

10.11

FCX President’s Award Program.  Incorporated by reference to Exhibit 10.7 to the FCX November 5, 2001 Form S-3.

10.12

FCX Adjusted Stock Award Plan, as amended.  Incorporated by reference to Exhibit 10.15 to the 1997 FCX Form 10-K.

10.13

FCX 1995 Stock Option Plan.  Incorporated by reference to Exhibit 10.8 to the FCX November 5, 2001 Form S-3.

10.14

FCX 1995 Stock Option Plan for Non-Employee Directors, as amended.  Incorporated by reference to Exhibit 10.17 to the FCX 1997 Form 10-K.

10.15

FCX 1999 Stock Incentive Plan.  Incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 1999.

10.16

FCX 1999 Long-Term Performance Incentive Plan.  Incorporated by reference to Exhibit 10.19 to the Annual Report of FCX on Form 10-K for the year ended December 31, 1999 (the FCX 1999 Form 10-K).

10.17

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

10.27

Letter Agreement effective as of January 7, 1997 between Senator J. Bennett Johnston, Jr. and FMS.  Incorporated by reference to Exhibit 10.31 to the FCX 2001 Form 10-K.

10.28

Supplemental Letter Agreement dated April 13, 2000 between J. Bennett Johnston, Jr. and FMS.  Incorporated by reference to Exhibit 10.30 to the FCX 2000 First Quarter Form 10-Q.

10.29

Letter Agreement dated November 1, 1999 between FMS and Gabrielle K. McDonald.  Incorporated by reference to Exhibit 10.33 of the FCX 1999 Form 10-K.

10.30

Supplemental Letter Agreement dated May 17, 2000 between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2000.

10.31

Executive Employment Agreement dated April 30, 2001 between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.35 to the FCX 2001 Second Quarter Form 10-Q.

10.32

Executive Employment Agreement dated April 30, 2001 between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.36 to the FCX 2001 Second Quarter Form 10-Q.

10.33

Change of Control Agreement dated April 30, 2001 between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.37 to the FCX 2001 Second Quarter Form 10-Q.

10.34

Change of Control Agreement dated April 30, 2001 between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.38 to the FCX 2001 Second Quarter Form 10-Q.

12.1

FCX Computation of Ratio of Earnings to Fixed Charges.

13.1

Those portions of the 2002 Annual Report to stockholders of FCX that are incorporated herein by reference.

18.1

Letter from Arthur Andersen LLP regarding change in accounting.  Incorporated by reference to Exhibit 18.1 to the FCX 2002 First Quarter Form 10-Q.

21.1

Subsidiaries of FCX.  Incorporated by reference to Exhibit 21.1 to the FCX 2000 Form 10-K.

23.1

Consent of Ernst & Young LLP.

23.2

Consent of Independent Mining Consultants, Inc.

24.1

Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

24.2

Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FCX.