Form 10-Q
period 2003-03-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2003-05-13
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

Commission File Number: 1-9916

Freeport-McMoRan Copper & Gold Inc.

Incorporated in Delaware	74-2480931
(IRS Employer Identification No.)

1615 Poydras Street, New Orleans, Louisiana 70112

Registrant's telephone number, including area code: (504) 582-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes X No __

On March 31, 2003, there were issued and outstanding 145,391,374 shares of its Class B Common Stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

FREEPORT-McMoRan COPPER & GOLD INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.

CONDENSED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2003	2002
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$762,699	$7,836
Restricted investments and cash	60,808	49,809
Accounts receivable	211,340	190,509
Inventories	384,749	387,247
Prepaid expenses and other	9,777	2,579
Total current assets	1,429,373	637,980
Property, plant, equipment and development costs, net	3,292,133	3,320,561
Deferred mining costs	85,480	78,235
Restricted investments and cash	23,006	58,137
Investment in PT Smelting	47,393	44,619
Other assets	91,632	52,661
Total assets	$4,969,017	$4,192,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$233,041	$262,310
Current portion of long-term debt and short-term borrowings	122,719	77,112
Rio Tinto share of joint venture cash flows	52,253	51,297
Accrued income taxes	47,522	81,319
Accrued interest payable	37,929	29,081
Unearned customer receipts	25,131	36,754
Total current liabilities	518,595	537,873
Long-term debt, less current portion:
Convertible senior notes	1,178,750	603,750
Senior notes	950,000	450,000
Infrastructure asset financings	289,452	310,674
Atlantic Copper debt	164,211	233,642
Equipment and other loans	82,977	84,212
FCX and PT Freeport Indonesia credit facilities	-	279,000
Total long-term debt, less current portion	2,665,390	1,961,278
Accrued postretirement benefits and other liabilities	141,122	140,016
Deferred income taxes	731,769	706,510
Minority interests	141,283	129,687
Redeemable preferred stock	450,003	450,003
Stockholders' equity	320,855	266,826
Total liabilities and stockholders' equity	$4,969,017	$4,192,193

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In Thousands, Except Per Share Amounts)
Revenues	$524,596	$392,680
Cost of sales:
Production and delivery	247,470	234,917
Depreciation and amortization	67,788	53,054
Total cost of sales	315,258	287,971
Exploration expenses	1,504	754
General and administrative expenses	16,508	16,412
Total costs and expenses	333,270	305,137
Operating income	191,326	87,543
Equity in PT Smelting earnings (losses)	677	(822)
Interest expense, net	(52,509)	(44,282)
Other income (expense), net	(1,619)	36
Income before income taxes and minority interests	137,875	42,475
Provision for income taxes	(77,214)	(28,814)
Minority interests in net income of consolidated subsidiaries	(10,911)	(5,554)
Net income before cumulative effect of change s in accounting principle	49,750	8,107
Cumulative effect of change s in accounting principle, net of taxes	9,082	(3,049)
Net income	58,832	5,058
Preferred dividends	(9,587)	(9,212)
Net income (loss) applicable to common stock	$49,245	$(4,154)

Net income (loss) per share of common stock:
Basic:
Before cumulative effect	$.28	$(.01)
Cumulative effect	.06	(.02)
Net income (loss) per share of common stock	$.34	$(.03)
Diluted:
Before cumulative effect	$.28	$(.01)
Cumulative effect	.05	(.02)
Net income (loss) per share of common stock	$.33	$(.03)
Average common shares outstanding:
Basic	145,240	144,108
Diluted	189,484	144,108

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In Thousands)
Cash flow from operating activities:
Net income	$58,832	$5,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,788	53,054
Cumulative effect of change s in accounting principle, net of taxes	(9,082)	3,049
Deferred income taxes	17,892	12,702
Equity in PT Smelting losses (earnings)	(677)	822
Minority interests' share of net income	10,911	5,554
Change in deferred mining costs	(7,245)	(4,708)
Amortization of deferred financing costs	4,031	2,989
Currency translation loss (gain)	2,521	(568)
Recognition of profit on PT-Freeport Indonesia sales to PT Smelting	(2,097)	(630)
Provision for inventory obsolescence	1,500	1,500
Other	2,223	2,637
(Increases) decreases in working capital:
Accounts receivable	(18,101)	(24,494)
Inventories	(7,035)	15,589
Prepaid expenses and other	(6,244)	(2,275)
Accounts payable and accrued liabilities	(32,913)	(30,534)
Rio Tinto share of joint venture cash flows	651	(9,332)
Accrued income taxes	(33,797)	(9,666)
Increase in working capital	(97,439)	(60,712)
Net cash provided by operating activities	49,158	20,747

Cash flow from investing activities:
PT Freeport Indonesia capital expenditures	(28,948)	(31,001)
Atlantic Copper capital expenditures	(1,134)	(833)
Sale of restricted investments to fund interest costs	23,645	23,678
Sale of assets and other	1,931	(729)
Net cash used in investing activities	(4,506)	(8,885)

Cash flow from financing activities:
Net proceeds from sale of senior notes	1,046,437	-
Proceeds from other debt	11,510	358,746
Repayments of debt	(336,933)	(361,622)
Cash dividends paid on preferred stock	(9,595)	(9,081)
Proceeds from exercised stock options	2,033	2,371
Financing costs	(3,241)	(492)
Net cash provided by (used in) financing activities	710,211	(10,078)
Net increase in cash and cash equivalents	754,863	1,784
Cash and cash equivalents at beginning of year	7,836	7,587
Cash and cash equivalents at end of period	$762,699	$9,371

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.

NOTES TO FINANCIAL STATEMENTS

1.

EARNINGS PER SHARE

Freeport-McMoRan Copper & Gold Inc.’s (FCX) basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period.  The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating diluted net income per share (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2002
Net income before preferred dividends and cumulative effect of change s in accounting principle	$49,750	$8,107
Preferred dividends	(9,587)	(9,212)
Net income (loss) before cumulative effect	40,163	(1,105)
Cumulative effect of change s in accounting principle	9 ,082	(3,049)
Net income (loss) applicable to common stock	49,245	(4,154)
Plus income impact of assumed conversion of 8 ¼% Convertible Senior Notes, after taxes	12,652	-
Diluted net income (loss) applicable to common stock	$61,897	$(4,154)

Weighted average common shares outstanding	145,240	144,108
Add: Shares issuable upon conversion of 8 ¼% Convertible Senior Notes	42,220	-
Dilutive stock options	1,807	-
Restricted stock	217	-
Weighted average common shares outstanding for purposes of calculating diluted net income (loss) per share	189,484	144,108

Diluted net income (loss) per share of common stock:
Before cumulative effect	$0.28	$(0.01)
Cumulative effect	0.05	(0.02)
Net income (loss) per share of common stock	$0.33	$(0.03)

Outstanding stock options with exercise prices greater than the average market price of the common stock during the period are excluded from the computation of diluted net income per share of common stock. In addition, certain of our convertible preferred stock and convertible senior notes are excluded for certain periods because including the conversion of these instruments would have increased reported diluted net income per share or decreased reported diluted net loss per share. A recap of the excluded amounts follows (in thousands, except exercise prices):

	Three months ended March 31,
	2003		2002
Weighted average outstanding options	7,706		10,090
Weighted average exercise price	$23.02		$22.20

Dividends on convertible preferred stock	$6,125		$6,125
Weighted average shares issuable upon conversion	11,690		11,690

Interest on 8 ¼% Convertible Senior Notes, net of taxes	-	[a]	$12,729
Weighted average shares issuable upon conversion	-	[a]	42,220

Interest on 7% Convertible Senior Notes, net of taxes	$5,806	[b]	-	[b]
Weighted average shares issuable upon conversion	10,14 0	[b]	-	[b]

a.

Included in diluted calculation.

b.

FCX’s 7% Convertible Senior Notes were issued on February 11, 2003, and are convertible into 18.6 million shares of common stock (see Note 4).

Stock options representing 1.4 million shares and unvested restricted stock representing 0.3 million shares in the first quarter of 2002, that otherwise would have been included in the first-quarter 2002 earnings per share calculation, were also excluded because of the net loss reported for the period.

Stock-Based Compensation Plans.  As of March 31, 2003, FCX has three stock-based employee compensation plans and one stock-based director compensation plan, which are more fully described in Note 7 of FCX’s 2002 Annual Report on Form 10-K.  FCX accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation cost for stock-based employee compensation plans to be recognized based on the difference on the date of grant , if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. The following table illustrates the effect on net income and earnings per share if FCX had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which requires compensation cost for all stock-based employee compensation plans to be recognized based on the use of a fair value method (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net income (loss) applicable to common stock, as reported	$49,245	$(4,154)
Add: Stock-based employee compensation expense included in reported net income for stock option conversions and stock appreciation rights, net of taxes and minority interests	623	231
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of taxes and minority interests	(1,967)	(2,048)
Pro forma net income (loss) applicable to common stock	$47,901	$(5,971)

Earnings (loss) per share:
Basic – as reported	$0.34	$(0.03)
Basic – pro forma	$0.33	$(0.04)

Diluted – as reported	$0.33	$(0.03)
Diluted – pro forma	$0.32	$(0.04)

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes option-pricing model.  The weighted average fair value for stock option grants was $10.04 per option in the first quarter of 2003 and $7.88 per option for the first quarter of 2002.  The weighted average assumptions used include a risk-free interest rate of 3.7 percent in the first quarter of 2003 and 5.0 percent in 2002; expected volatility of 47 percent in the first quarter of 2003 and 2002; no annual dividends; and expected lives of 7 years.  No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied.

2.

CUMULATIVE EFFECT OF CHANGE S IN ACCOUNTING PRINCIPLE

Effective January 1, 2003, FCX adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires recording the fair value of an asset retirement obligation associated with tangible long-lived assets in the period incurred.  Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction.

In 2002, FCX engaged an independent environmental consulting and auditing firm to assist in estimating PT Freeport Indonesia’s asset retirement obligations, and FCX engaged other consultants to assist in estimating Atlantic Copper’s and PT Smelting’s asset retirement obligations.  FCX estimated these obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes.  FCX estimated these aggregate undiscounted obligations to be approximately $120 million for PT Freeport Indonesia, $17 million for Atlantic Copper and $11 million for PT Smelting.  To calculate the fair value of these obligations, FCX applied an estimated long-term inflation rate of 2.5 percent, except for Indonesian rupiah-denominated labor costs with respect to PT Freeport Indonesia’s and PT Smelting’s obligations , for which an estimated inflation rate of 9 percent was applied .  T he projected cash flows were discounted at  FCX’s estimated credit-adjusted, risk-free interest rates which ranged from 9.4 percent to 12.6 percent for the corresponding time periods over which these costs would be incurred.  After discounting the projected cash flows, a market risk premium of 10 percent was applied to the total to reflect what a third party might require to assume these asset retirement obligations.  The market risk premium was based on estimates of rates that a third party would have to pay to insure its exposure to possible future increases in the value of these obligations.

At January 1, 2003, FCX estimated the fair value of its total asset retirement obligations to be $28.5 million.  FCX recorded the fair value of these obligations and the related additional assets as of January 1, 2003.  The net difference between FCX’s previously recorded reclamation and closure cost liability and the amounts estimated under SFAS 143, after taxes and minority interest, resulted in a gain of $9.1 million (after reduction by $8.5 million for taxes and minority interest sharing), $0.05 per share on a diluted basis, which was recognized as a cumulative effect adjustment for a change in accounting principle.  As a result of adopting SFAS 143, FCX expects future depreciation and amortization expense to be lower and production costs to be higher, with no significant net impact on net income during the near term.

Prior to adoption of SFAS No. 143, estimated future reclamation and mine closure costs for PT Freeport Indonesia’s current mining operations in Indonesia were accrued and charged to income over the estimated life of the mine by the unit-of-production method based on estimated recoverable proven and probable copper reserves. Estimated future closure costs for Atlantic Copper’s and PT Smelting’s operations were not considered material and no accruals were made.

The effect of adopting SFAS No. 143 in the first quarter of 2003 was to increase net income by approximately $0.2 million, less than $0.01 per share.   Presented below are FCX’s reported results and pro forma amounts that would have been reported in FCX’s S tatements of O perations had those S tatements been adjusted for the retroactive application of this change in accounting principle (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2002
R eported results:
Net income (loss) applicable to common stock	$49,245	$(4,154)
Basic net income (loss) per share of common stock	0.34	(0.03)
Diluted net income (loss) per share of common stock	0.33	(0.03)

Pro f orma amounts assuming retroactive application of new accounting principle:
Net income (loss) applicable to common stock	$40,163	$(3,659)
Basic net income (loss) per share of common stock	0.28	(0.03)
Diluted net income (loss) per share of common stock	0.2 8	(0.03)

Effective January 1, 2002, FCX changed its method of computing depreciation for PT Freeport Indonesia’s mining and milling life-of-mine assets.  Prior to January 1, 2002, PT Freeport Indonesia depreciated mining and milling life-of-mine assets on a composite basis.  Total historical capitalized costs and estimated future development costs relating to its developed and undeveloped reserves were depreciated using the unit-of-production method based on total developed and undeveloped proven and probable copper reserves.  Estimated future costs, which are significant, to develop PT Freeport Indonesia’s undeveloped ore bodies are expected to be incurred over the next 20 to 25 years.

After considering the inherent uncertainties and subjectivity relating to the long time frame over which these estimated costs would be incurred, and after consultation with the accounting staff of the Securities and Exchange Commission, management revised its depreciation methodology prospectively.  Effective January 1, 2002, depreciation for the mining and milling life-of-mine assets excludes consideration of future development costs.   U nder the new methodology, PT Freeport Indonesia depreciates the capitalized costs of individual producing mines over the related proven and probable copper reserves.  Infrastructure and other common costs continue to be depreciated over total proven and probable copper reserves.  The cumulative effect of this change through December 31, 2001, as reflected in FCX’s first-quarter 2002 results, reduced net income by $3.0 million, net of taxes and minority interest sharing. The effect of the change in depreciation methodology in first-quarter 2002 was to reduce depreciation and amortization expense by $3.8 million, thus increasing net income by $2.0 million, $0.01 per share.

3.

BUSINESS SEGMENTS

FCX has two operating segments:  “mining and exploration” and  “smelting and refining.”  The mining and exploration segment includes the copper and gold mining operations of PT Freeport Indonesia in Indonesia and FCX’s Indonesian exploration activities.  The smelting and refining segment includes Atlantic Copper’s operations in Spain and PT Freeport Indonesia’s equity investment in PT Smelting in Gresik, Indonesia.  The segment data presented below were prepared on the same basis as the consolidated FCX financial statements.

	Mining and Exploration		Smelting and Refining		Eliminations and Other	FCX Total
	(In Thousands)
First Quarter of 2003
Revenues	$430,112	[a]	$218,395		$(123,911)	$524,596
Production and delivery	160,338		208,483		(121,351)[b]	247,470
Depreciation and amortization	57,233		7,045		3,510	67,788
Exploration expenses	1,474		-		30	1,504
General and administrative expenses	16,422		2,427		(2,341)	16,508
Operating income	$194,645		$440		$(3,759)	$191,326
Equity in PT Smelting earnings	$-		$677		$-	$677
Interest expense, net	$15,352		$3,978		$33,179	$52,509
Provision for income taxes	$67,347		$-		$9,867	$77,214
Capital expenditures	$28,871		$1,134		$77	$30,082
Total assets	$3,382,540	[c]	$665,691	[d]	$920,786	$4,969,017

First Quarter of 2002
Revenues	$269,726	[a]	$199,527		$(76,573)	$392,680
Production and delivery	130,629		189,479		(85,191)[b]	234,917
Depreciation and amortization	43,522		6,752		2,780	53,054
Exploration expenses	723		-		31	754
General and administrative expenses	12,806		1,975		1,631	16,412
Operating income	$82,046		$1,321		$4,176	$87,543
Equity in PT Smelting losses	$-		$(822)		$-	$(822)
Interest expense, net	$19,113		$4,338		$20,831	$44,282
Provision for income taxes	$20,740		$-		$8,074	$28,814
Capital expenditures	$30,488		$833		$513	$31,834
Total assets	$3,199,014	[c]	$624,911	[d]	$353,957	$4,177,882

  Includes PT Freeport Indonesia sales to PT Smelting totaling $121.3 million in 2003 and $99.2 million in 2002.

  Includes effect of deferral of intercompany profits on 25 percent of PT Freeport Indonesia's sales to PT Smelting that are still in PT Smelting's inventory at quarter end, totaling $2.1 million in 2003 and $0.6 million in 2002.

  Includes PT Freeport Indonesia’s trade receivables with PT Smelting totaling $51.4 million at March 31, 2003 , and $36.1 million at March 31, 2002.

  Includes PT Freeport Indonesia’s equity investment in PT Smelting totaling $47.4 million at March 31, 2003 , and $57.0 million at March 31, 2002.

4.

  SENIOR NOTE OFFERINGS AND TENDER OFFERS

On January 29, 2003, FCX sold $500 million of 10⅛% Senior Notes due 2010 for net proceeds of approximately $48 7 million.  Interest on the notes is payable semiannually on February 1 and August 1 of each year, beginning August 1, 2003.  FCX may redeem some or all of the notes at its option at a make-whole redemption price prior to February 1, 2007, and afterwards at stated redemption prices.  The indenture governing the notes contains restrictions on incurring debt, creating liens, entering into sale leaseback transactions, taking actions to limit distributions from certain subsidiaries, selling assets, entering into transactions with affiliates, paying cash dividends on common stock, repurchasing or redeeming common or preferred equity, prepaying subordinated debt and making investments.

On February 11, 2003, FCX sold $575.0 million of 7% Convertible Senior Notes due 2011 for net proceeds of approximately $559 million.  Interest on the notes is payable semiannually on March 1 and September 1 of each year, beginning September 1, 2003.  The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of FCX’s common stock at a conversion price of $30.87 per share, which is equal to a conversion rate of approximately 32.39 shares of common stock per $1,000 principal amount of notes.  The notes are unsecured.

FCX used the net proceeds from the offerings to repay all its outstanding bank debt, which totaled $279.0 million at December 31, 2002.  In March 2003, FCX and PT Freeport Indonesia terminated their lending commitments and established an interim credit facility totaling $150 million with JP Morgan.  The interim credit facility represents an amendment to the previous facility and requir es the companies to provide $100 million of cash security, unless t he availability is reduced.  The restrictive covenants in the previous credit facilities have been terminated ..  This facility is expected to remain undrawn and FCX and PT Freeport Indonesia are negotiating the terms of a possible new facility.  At March 31, 2003, FCX and PT Freeport Indonesia had deferred financing costs related to the bank facilities totaling $11.4 million, which may be adjusted upon entering into a new facility.

In April 2003, FCX concluded tender offers for its 7.20% Senior Notes due 2026 and its 7.50% Senior Notes due 2006.  Of the $450 million outstanding at March 31, 2003, notes with a face amount of $233.9 million were tendered for $238.9 million cash.  FCX expects to record a $4.7 million charge to net income in the second quarter of 2003 associated with these early extinguishments of debt.  FCX currently is considering repaying other outstanding debt and restructuring certain of its redeemable preferred stock, which could result in the recognition of losses and gains in future periods.  Depending on the timing and structure of a new credit facility and repayments of other outstanding debt, certain of FCX’s and PT Freeport Indonesia’s deferred financing costs in addition to scheduled amortization may be charged to 2003 earnings.

5.

INTEREST COST

Interest expense excludes capitalized interest of $0.6 million in the first quarter of 2003 and $3.1 million in the first quarter of 2002.

6.

  COMPREHENSIVE INCOME

A summary of FCX’s comprehensive income is shown below (in thousands).  The other comprehensive income (loss) amounts for the first quarter of 2003 relate to Atlantic Copper derivative contracts, for which FCX records no taxes.

	Three months ended March 31,
	2003	2002
Net income	$58,832	$5,058
Other comprehensive income (loss):
Change in unrealized derivatives’ fair value, net of taxes of $1.4 million for 2002	2,410	(451)
Reclass to earnings, net of taxes of $0.6 million for 2002	(1,024)	1,291
Total comprehensive income	$60,218	$5,898

7.

RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges for the first three months of 2003 and 2002 was 3.6 to 1 and 1.8 to 1, respectively.  For this calculation, earnings consist of pre-tax income from continuing operations before minority interests in consolidated subsidiaries, income or loss from PT Smelting a nd fixed charges.  Fixed charges include interest and that portion of rent deemed representative of interest.

----------------------

Remarks

The information furnished herein should be read in conjunction with FCX's financial statements contained in its 2002 Annual Report on Form 10-K.  The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods.  All such adjustments are, in the opinion of management, of a normal recurring nature.

REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Stockholders of

Freeport-McMoRan Copper & Gold Inc.:

We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware Corporation) and subsidiaries as of March 31, 2003 and the related statements of operations and cash flows for the three-month period ended March 31, 2003.  These financial statements are the responsibility of the Company’s management.  The accompanying statements of operations and cash flows for the three-month period ended March 31, 2002 were reviewed by other accountants who have ceased operations and whose report (dated April 18, 2002) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements as of March 31, 2003, and for the three-month period then ended for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2002, and the related consolidated statements of income, stockholder’s equity, and cash flows for the year then ended (not presented herein) and in our report dated January 16, 2003 (except for Note 15, as to which the date is March 6, 2003), we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

New Orleans, Louisiana

April 17, 2003

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In management’s discussion and analysis, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries.  References to “aggregate” amounts mean the total of our share and Rio Tinto plc’s share as our joint venture partner.  You should read our financial statements, the related discussion and analysis of financial condition and results of operations and our discussion of our “Business and Properties” in our Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.  The results of operations reported and summarized below are not necessarily indicative of future operating results.

We operate through our majority-owned subsidiary, PT Freeport Indonesia, and through PT Irja Eastern Minerals (Eastern Minerals) and Atlantic Copper, S.A. (Atlantic Copper), our wholly owned subsidiaries.  PT Freeport Indonesia owns a 25 percent interest in PT Smelting, an Indonesian company which operates a copper smelter and refinery in Gresik, Indonesia. In addition to the PT Freeport Indonesia and Eastern Minerals exploration activities, we conduct other mineral exploration activities in Papua, Indonesia, pursuant to joint venture and other arrangements. Our field exploration activities outside of our current mining operations area in Block A have been temporarily suspended (see “Exploration Activities”).

CONSOLIDATED RESULTS

Summary comparative results for the first-quarter periods follow (in millions, except per share amounts):

First Quarter
2003	2002

Revenues	$524.6	$392.7
Operating income	191.3	87.5
Net income (loss) applicable to common stock before cumulative effect adjustment	40.2	(1.1)
Net income (loss) applicable to common stock	49.2	(4.2)
Diluted net income (loss) per share:
Before cumulative effect adjustment	0.28	(0.01)
Applicable to common stock	0.33	(0.03)

Our consolidated revenues include PT Freeport Indonesia’s sale of copper concentrates, which also contain significant amounts of gold and substantially less significant amounts of silver, and the sale by Atlantic Copper of copper anodes, cathodes, wire and wire rod, and gold in anodes and slimes.  Our revenues and net income vary significantly with fluctuations in the market prices of copper and gold and other factors. On limited past occasions , in response to market conditions, we have entered into copper and gold price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations.  We currently have no copper or gold price protection contracts relating to our mine production. We have outstanding gold-denominated and silver-denominated preferred stock with dividends and redemption amounts determined by commodity prices.  Based on PT Freeport Indonesia’s projected share of 2003 copper sales (1.4 billion pounds), a $0.01 per pound change in the average price realized would have an approximate $14 million impact on our revenues and an approximate $7 million impact on our net income.  A $5 per ounce change in the average price realized on PT Freeport Indonesia’s share of projected 2003 gold sales (2.6 million ounces) would have an approximate $13 million impact on our revenues and an approximate $7 million impact on our net income.

Our consolidated revenues for the first quarter of 2003 reflect higher copper and gold revenues at PT Freeport Indonesia and at Atlantic Copper, compared with the first quarter of 2002.  Higher revenues from PT Freeport Indonesia during the first quarter of 2003 resulted primarily from increases in sales volumes caused by the mining of higher grade ore and higher gold prices, while Atlantic Copper’s revenues improved compared with the first quarter of 2002 mainly because of higher gold prices.  First-quarter 2003 revenues include net additions of $10.2 million ($5.2 million to net income or $0.03 per share) primarily for adjustments t o the pricing of sales recorded as of December 31, 2002, under PT Freeport Indonesia’s concentrate sales contracts, compared with net additions of $5.8 million ($3.0 million to net income or $0.02 per share) to first-quarter 2002 revenues.

Consolidated production and delivery cost s f or the first quarter of 2003 w ere $12.6 million higher than in 2002 largely because of higher costs at Atlantic Copper.  Consolidated depreciation and amortization expense was $14.7 million higher because of higher sales volumes at PT Freeport Indonesia. E xploration expenses increased to $1.5 million in the first quarter of 2003 from $0.8 million in the first quarter of 2002 reflecting increased drilling in Block A during the first quarter of 2003. General and administrative expenses during the first quarter of 2003 were $16.5 million and $ 16.4 million in 2002.

Our consolidated net interest expense increased to $52.5 million in the first quarter of 2003 from $44.3 million in the first quarter of 2002 primarily because of the two senior note s issued in the first quarter of 2003 (see Note 4 and “Capital Resources and Liquidity – Financing Activities”).   Ne t other income (expense) includes the impact of translating Atlantic Copper’s net euro-denominated liabilities, primarily its retiree pension obligation.  Changes in the U.S.$/euro exchange rate require us to adjust the dollar value of net euro-denominated liabilities and record the adjustment in earnings.  The exchange rate was $1.05 per euro at December 31, 2002, and $1.09 per euro at March 31, 2003. Exchange rate effects on our net income from euro-denominated liabilities were a charge of $2.5 million in the first quarter of 2003 and a gain of $0.6 million in the first quarter of 2002.

Our provision for income taxes for the first quarter of 2003 represented 56 percent of our consolidated income before income taxes and minority interests compared with 68 percent in the first quarter of 2002.  The lower percentage for the first quarter of 200 3 primarily reflects the impact of higher income at PT Freeport Indonesia (see “Other Financial Results”).

Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which requires recording liabilities related to the legal obligations associated with the retirement of tangible long-lived assets at fair values in the periods in which the obligations are incurred (typically when the assets are acquired, constructed or installed).  When the liabilities for asset retirement obligations are initially recorded, capital costs of the related assets are increased by equal corresponding amounts.  The fair values of the liabilities are determined by estimating the asset retirement obligations, including consideration of inflation and a present value discount rate.  The fair values of the liabilities are also increased for a market risk premium to reflect what a third party would be expected to require to assume the liabilities.  Over time, changes in the fair values of the liabilities from revised estimates of the amount or timing of cash flows required to settle the future liability will be recognized by increasing or decreasing the liability and the related long-lived assets.  Changes resulting from the passage of time will be recognized as an increase in the liability and charged to expense. The capitalized asset costs will be depreciated over the related useful lives.

At January 1, 2003, we estimated the fair value of our asset retirement obligations to be $28.5 million.  We recorded the estimated fair value of these liabilities and increased assets and accumulated depreciation as of January 1, 2003.  Prior to the adoption of SFAS 143, estimated future reclamation and mine closure costs for our mining operations were accrued and charged to income over the estimated life of the mine using the unit-of-production method based on estimated recoverable proven and probable copper reserves.  The difference between our previously recorded estimated future reclamation and closure costs and the liabilities and net assets recorded under SFAS 143, after taxes and minority interest, resulted in a gain of approximately $9.1 million ($0.05 per share), which was recognized as a cumulative effect adjustment for a change in accounting principle.  As a result of adopting SFAS 143, we expect for the near term future depreciation and amortization expense to be lower and production costs to be higher with no significant impact on earnings.

RESULTS OF OPERATIONS

We have two operating segments: “mining and exploration” and “smelting and refining.”  The mining and exploration segment includes PT Freeport Indonesia’s copper and gold mining operations in Indonesia and FCX’s Indonesian exploration activities, including those of Eastern Minerals.  The smelting and refining segment includes Atlantic Copper’s operations in Spain and PT Freeport Indonesia’s 25 percent equity investment in PT Smelting. Summary comparative operating income by segment for the first-quarter periods follows (in millions):

First Quarter
2003	2002

Mining and exploration	$194.6	$82.0
Smelting and refining	0.4	1.3
Intercompany eliminations and other	(3.7)	4.2
FCX operating income[a]	$191.3	$87.5

a.

We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until the final sale to third parties has occurred.  Changes in the amount of these deferred profits reduced operating income by $2.0 million in the first quarter of 2003 and increased operating income by $8.9 million in the first quarter of 2002.  Our consolidated quarterly earnings fluctuate depending on the timing and prices of these sales.  We are currently projecting an increase in deferred profits in the second quarter of 2003 which will reduce our second-quarter 2003 consolidated net income by approximately $8 million, $0.06 per share on an undiluted basis.

MINING AND EXPLORATION

A summary of changes in PT Freeport Indonesia revenues between the periods follows (in millions):

First
Quarter
PT Freeport Indonesia revenues – prior year period	$269.7
Increases (decreases):
Sales volumes:
Copper	70.2
Gold	71.6
Price realizations:
Copper	(1.2)
Gold	30.4
Adjustments, primarily for copper pricing on prior year sales	1.0
Treatment charges, royalties and other	(11.6)
PT Freeport Indonesia revenues – current year period	$430.1

PT Freeport Indonesia's first-quarter 2003 copper and gold sales volumes increased from the 2002 period because of higher grade material mined during 2003.  Copper sales volumes totaled 392.0 million pounds in the first quarter of 2003, 32 percent higher than the 296.1 million pounds reported in the 2002 quarter.  Gold sales volumes totaled 583,900 ounces in the first quarter of 2003, 73 percent higher than the 336,600 ounces reporte d in the 2002 quarter.  Gold price realizations of $341.55 per ounce in the first quarter of 2003 were over $52 an ounce higher than first-quarter 2002 realizations of $289.51 per ounce ..  Copper price realizations were $0.73 per pound in the first quarter of 2003 and in the first quarter of 2002.  Treatment charges and royalties in total were higher in the first quarter of 2003 primarily because of higher sales volumes and higher gold prices. Royalties totaled $6.8 million in the first quarter of 2003 and $3.2 million in the first quarter of 2002.

Substantially all of PT Freeport Indonesia’s concentrate sales contracts provide final copper pricing in a specified future period based on prices quoted on the London Metal Exchange (LME).  PT Freeport Indonesia records revenues and invoices its customers based on LME prices at the time of shipment.  Under accounting rules, these terms create an “embedded derivative” in our concentrate sales contracts which must be adjusted to fair value through earnings each period until the date of final copper pricing.  PT Freeport Indonesia’s first-quarter 2003 revenues include net reductions of $ 5.9 million for adjustments to the fair value of embedded copper derivatives in first-quarter 2003 concentrate sales contracts, compared with net additions of $10.3 million in the first quarter of 2002.

At March 31, 2003, we had consolidated embedded derivatives on copper sales totaling 164.3 million pounds recorded at an average price of $0.72 per pound. A ll of these sales are expected to be finally priced during the second quarter of 2003.  A one-cent movement in the average price used for these embedded derivatives will have an approximate $0.8 million impact on our 2003 consolidated net income.

On limited occasions PT Freeport Indonesia has entered into derivative contracts to manage certain risks resulting from fluctuations in commodity prices.  During 2002 and the first-quarter of 2003,

and as of March 31, 2003, PT Freeport Indonesia did not have any contracts in place for its copper and gold sales.  As conditions warrant, PT Freeport Indonesia may enter into new contracts for its future sales; however, it has no plans or intentions to do so in the foreseeable future.

      PT Freeport Indonesia has commitments from various parties, including Atlantic Copper and PT Smelting, to purchase all of its estimated remaining 2003 production.  Net of Rio Tinto’s interest, PT Freeport Indonesia’s share of sales for the second quarter of 2003 is projected to approximate 360 million pounds of copper and 700,000 ounces of gold. PT Freeport Indonesia’s share of sales for 2003 is projected to approximate 1.4 billion pounds of copper and 2.6 million ounces of gold, reflecting the expectation in 2003 of slightly lower copper ore grades and higher gold ore grades compared with 2002.

PT Freeport Indonesia Operating Results
	First Quarter
	2003		2002
PT Freeport Indonesia, Net of Rio Tinto’s Interest
Copper
Production (000s of recoverable pounds)	388,800		296,700
Production (metric tons)	176,400		134,600
Sales (000s of recoverable pounds)	392,000		296,100
Sales (metric tons)	177,800		134,300
Average realized price	$0.73		$0.73
Gold
Production (recoverable ounces)	579,600		335,800
Sales (recoverable ounces)	583,900		336,600
Average realized price	$341.55		$289.51

Gross profit per pound of copper (cents):
Average realized price	72.9		73.2
Production costs:
Site production and delivery	40.0	[a]	43.4	[a]
Gold and silver credits	(52.7)			(34.2)
Treatment charges	17.7		19.4
Royalty on metals	1.7		1.1
Net cash production costs	6.7		29.7
Depreciation and amortization	14.6		14.7
Total production costs	21. 3		44.4
Adjustments, primarily for copper pricing on prior year open sales	3.5		4.2
Gross profit per pound of copper	55.1		33.0

PT Freeport Indonesia, 100% Operating Statistics
Ore milled (metric tons per day)	238,200	244,200
Copper grade (percent)	1.15	.90
Gold grade (grams per metric ton)	1.26	.73
Recovery rate (percent)
Copper	88.4	85.5
Gold	86.2	85.5
Copper
Production (000s of recoverable pounds)	460,500	357,100
Production (metric tons)	208,900	162,000
Sales (000s of recoverable pounds)	464,500	356,400
Sales (metric tons)	210,700	161,700
Gold (recoverable ounces)
Production	737,400	419,000
Sales	742,500	419,900

a.

Net of deferred mining costs totaling $7.2 million (1.8 cents per pound) in the first quarter of 2003 and $4.7 million (1.6 cents per pound) in the first quarter of 2002.

Net cash production costs per pound of copper is a measure intended to provide investors with information about the cash generating capacity of our mining operations in Indonesia.  This measure is presented by other copper and gold mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

We calculate gross profit per pound of copper under a “by-product” method, while the copper, gold and silver contained within our concentrates are treated as co-products in our financial statements.  We use the by-product method in our presentation of gross profit per pound because (1) we believe the market views us as a copper company, (2) we produce and sell one product, concentrates, which contains all three metals and (3) there is no objective basis for specifically assigning our costs to revenues from the copper, gold and silver we produce in concentrates.  In the co-product method presentation below, we have allocated costs to the different products based on their relative revenue values.  Presentations under both methods are shown below along with a reconciliation to amounts reported in our consolidated financial statements.

Three Months Ended March 31, 2003
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold	Silver	Total
Revenues	$286,532	$286,532	$201,147	$5,600	$493,279

Site production and delivery	156,759	91,057	63,922	1,780	156,759
Gold and silver credits	(206,747)	-	-	-	-
Treatment charges	69,559	40,405	28,364	790	69,559
Royalty on metals	6,840	3,973	2,789	78	6,840
Net cash production costs	26,411	135,435	95,075	2,648	233,158
Depreciation and amortization	57,233	33,245	23,338	650	57,233
Total production costs	83,644	168,680	118,413	3,298	290,391
Adjustments to prior period sales	13,232	13,232	-	-	13,232
Gross profit	$216,120	$131,084	$82,734	$2,302	$216,120

Pounds of copper sold (000)	392,000	392,000
Ounces of gold sold			583,900
Ounces of silver sold				1,234,100

Gross profit per pound of copper (cents) per ounce of gold and silver ($):

Revenues	72.9	72.9	341.55	4.50

Site production and delivery	40.0	23.2	109.47	1.44
Gold and silver credits	(52.7)	-	-	-
Treatment charges	17.7	10.3	48.58	0.64
Royalty on metals	1.7	1.0	4.78	0.06
Net cash production costs	6.7	34.5	162.83	2.14
Depreciation and amortization	14.6	8.5	39.97	0.53
Total production costs	21.3	43.0	202.80	2.67
Adjustments to prior period sales	3.5	3.5	2.94	0.04
Gross profit per pound/ounce	55.1	33.4	141.69	1.8 7

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$493,279	$156,759	$57,233
Less: Treatment charges per above	(69,559)	N/A	N/A
Royalty per above	(6,840)	N/A	N/A
Other, primarily noncash costs	N/A	3,579	N/A
Adjustments per above	13,232	N/A	N/A
Mining and exploration segment	430,112	160,338	57,233
Smelting and refining segment	218,395	208,483	7,045
Eliminations and other	(123,911)	(121,351)	3,510
As reported in FCX’s consolidated financial statements	$524,596	$247,470	$67,788

Three Months Ended March 31, 2002
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold	Silver	Total
Revenues	$218,771	$218,771	$97,885	$3,431	$320,087

Site production and delivery	128,391	87,752	39,263	1,376	128,391
Gold and silver credits	(101,316)	-	-	-	-
Treatment charges	57,569	39,347	17,605	617	57,569
Royalty on metals	3,216	2,198	984	34	3,216
Net cash production costs	87,860	129,297	57,852	2,027	189,176
Depreciation and amortization	43,522	29,746	13,309	467	43,522
Total production costs	131,382	159,043	71,161	2,494	232,698
Adjustments to prior period sales	10,424	10,424	-	-	10,424
Gross profit	$97,813	$70,152	$26,724	$937	$97,813

Pounds of copper sold (000)	296,100	296,100
Ounces of gold sold			336,600
Ounces of silver sold				776,200

Gross profit per pound of copper (cents) per ounce of gold and silver ($):

Revenues	73.2	73.2	289.51	4.38

Site production and delivery	43.4	29.6	116.65	1.77
Gold and silver credits	(34.2)	-	-	-
Treatment charges	19.4	13.3	52.30	0.80
Royalty on metals	1.1	0.7	2.92	0.04
Net cash production costs	29.7	43.6	171.87	2.61
Depreciation and amortization	14.7	10.0	39.54	0.60
Total production costs	44.4	53.6	211.41	3.21
Adjustments to prior period sales	4.2	4. 1	1.29	0.04
Gross profit per pound/ounce	33.0	23. 7	79.39	1. 21

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$320,087	$128,391	$43,522
Less: Treatment charges per above	(57,569)	N/A	N/A
Royalty per above	(3,216)	N/A	N/A
Other, primarily noncash costs	N/A	2,238	N/A
Adjustments per above	10,424	N/A	N/A
Mining and exploration segment	269,726	130,629	43,522
Smelting and refining segment	199,527	189,479	6,752
Eliminations and other	(76,573)	(85,191)	2,780
As reported in FCX’s consolidated financial statements	$392,680	$234,917	$53,054

Mill throughput averaged 238,200 metric tons of ore per day in the first quarter of 2003 and 244,200 metric tons of ore per day in the first quarter of 2002.   Production at the Deep Ore Zone underground mine increased during 2002 and into 2003 as the ore body was developed.  P roduction at the Intermediate Ore Zone mine is expected to decline during 2003 and to deplete its ore reserves by the end of 2003.  Average daily throughput processed at our mill facilities from each of our producing mines follows (metric tons of ore per day):

	First Quarter
	2003	2002
Grasberg open pit	188,100	212,200
Deep Ore Zone underground mine	35,800	11,500
Intermediate Ore Zone underground mine	14,300	20,500
Total mill throughput	238,200	244,200

PT Freeport Indonesia’s first-quarter 2003 production improved because of substantially higher ore grades and higher recovery rates, compared with the 2002 period.  First-quarter 2003 copper grades (1.15 percent) were 28 percent higher than first-quarter 2002 grades (0.90 percent) and first-quarter 2003 gold grades (1.26 grams per metric ton) were 73 percent higher than first-quarter 2002 grades (0.73 grams per metric ton).  Recovery rates for copper increased to 88.4 percent in the first quarter of 2003 from 85.5 percent in the 2002 quarter and for gold increased to 86.2 percent from 85.5 percent.  As previously reported, we began to access higher-grade ore late in the second quarter of 2002.

Net cash production costs per pound of copper, including gold and silver credits, average d $0.07 in the first quarter of 2003, compared with $0.30 in the first quarter of 2002.  Higher gold credits because of improved gold sales and higher gold prices were the primary reason for the improvement in net cash production costs per pound of copper.  Unit site production and delivery costs decreased to $0.40 per pound in the first quarter of 2003 from $0.43 per pound in the first quarter of 2002 because of improved ore grades for copper, partly offset by higher Grasberg maintenance costs.  Unit treatment charges declined to $0.18 per pound in the first quarter of 2003 from $0.19 per pound in the first quarter of 2002 reflecting continued low market rates charged by smelters.

The functional currency for our operations in Indonesia and Spain is the U.S. dollar.  All of our revenues and significant costs are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in Indonesian rupiah, Australian dollars or euros. Generally, our results are positively affected when the U.S. dollar strengthens in relation to these foreign currencies and adversely affected when the U.S. dollar weakens in relation to these foreign currencies.

PT Freeport Indonesia recorded losses totaling $0.5 million during the first quarter of 2003 and $0.4 million during the first quarter of 2002 related to its rupiah-denominated net monetary assets and liabilities.  PT Freeport Indonesia’s labor costs are mostly rupiah denominated.  At estimated annual aggregate rupiah payments of one trillion and an exchange rate of 8,885 rupiah to one U.S. dollar, the exchange rate as of March 31, 2003, a one-thousand-rupiah increase in the exchange rate would result in an approximate $11 million decrease in aggregate annual operating costs or approximately $0.03 per share to our consolidated net income on an undiluted basis .. A one-thousand-rupiah decrease in the exchange rate would result in an approximate $14 million increase in aggregate annual operating costs or approximately $0.04 per share to our consolidated net income on an undiluted basis ..

PT Freeport Indonesia purchases materials and supplies denominated in Australian dollars.  At estimated annual aggregate Australian dollar payments of 225 million and an exchange rate of $0.60 to one Australian dollar, the exchange rate as of March 31, 2003, a $0.01 increase or decrease in the exchange rate would result in an approximate $2 million change in aggregate annual costs or approximately $0.01 per share to our consolidated net income on an undiluted basis ..

At times, PT Freeport Indonesia has entered into foreign currency forward contracts to hedge a portion of its Indonesian rupiah and Australian dollar payments.  PT Freeport Indonesia’s foreign currency forward contracts matured in December 2002 and PT Freeport Indonesia has no outstanding foreign currency forward contracts as of March 31, 2003.  We recorded net gains to production costs totaling $1.6 million in the first quarter of 2002 for PT Freeport Indonesia’s foreign currency forward contracts.

Exploration Activities

Block A exploration efforts in the first quarter of 2003 were primarily associated with drilling near the Deep Ore Zone and the Kucing Liar mines to support the conversion of resources to proven and probable reserves.    Field exploration activities outside of our current mining operations area are in suspension because of safety and security issues and uncertainty relating to an Indonesian law enacted in 1999 prohibiting open-pit mining in protected forest areas.  The current suspensions were granted for one-year periods ending February 26, 2004 , for Block B, March 31, 2004 , for PT Nabire Bakti Mining and November 15, 2003 , for Eastern Minerals. We expect to continue to seek suspension renewals for additional one-year periods for each of the suspended areas as required.

SMELTING AND REFINING

As the world’s single largest producer and supplier of custom concentrate, our investment in smelters (Atlantic Copper and PT Smelting) serves an important role in our concentrate marketing strategy.  PT Freeport Indonesia sells approximately one-half of its concentrate production to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder to other customers.

Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and income to Atlantic Copper and PT Smelting.   Through our smelter investments , we are assured placement of a significant portion of our concentrate production and are able to achieve operating hedges .  While currently low smelting and refining charges adversely affect the operating results of Atlantic Copper, low charges benefit the operating results of PT Freeport Indonesia’s mining operations.

As a result, changes in smelting and refining charge rates do not have a significant impact on our consolidated operating results. Taking into account taxes and minority ownership interests, an equivalent $0.01 per pound change in the charges PT Freeport Indonesia pays and the charges Atlantic Copper and PT Smelting receive, would essentially offset in our consolidated operating results.

Atlantic Copper Operating Results
First Quarter
	2003	2002

Cash margin (in millions)	$ 9.9	$10.5
Operating income (in millions)	$0.4	$1.3
Concentrates and scrap treated (metric tons)	242,100	258,300
Anode production (000s of pounds)	159,600	170,100
Cathodes, wire rod and wire sales (000s of pounds)	138,700	135,800
Gold sales in anodes and slimes (ounces)	242,000	251,600

Atlantic Copper’s operating cash margin, which is revenues less production costs, was $0. 6 million lower in the 2003 quarter compared with the 2002 quarter primarily because of higher unit costs.  Atlantic Copper’s cathode cash production costs per pound of copper, before currency hedging, averaged $0.15 in the first quarter of 2003 compared with $0.10 in the first quarter of 2002 (see below).  The higher unit costs in the 2003 quarter primarily resulted from a stronger euro currency which results in higher U.S. dollar costs when Atlantic Copper’s euro-denominated operating costs are translated.   Atlantic Copper’s average treatment rates continued at historically low levels of $0.17 per pound for the first quarter of 2003 and $0.18 per pound for the first quarter of 2002.  Average treatment rates are expected to be lower for the remainder of 200

                Atlantic Copper's operating cash margin, which is revenues less production costs, was $0.6 million lower in the 2003 quarter compared with the 2002 quarter primarily because of higher unit costs.  Atlantic Copper's cathode cash production costs per pound of copper, before currency hedging, averaged $0.15 in the first quarter of 2003 compared with $0.10 in the first quarter of 2002 (see below).  The higher unit costs in the 2003 quarter primarily resulted from a stronger euro currency which results in higher U.S. dollar costs when Atlantic Copper's euro-denominated operating costs are translated.   Atlantic Copper's average treatment rates continued at historically low levels of $0.17 per pound for the first quarter of 2003 and $0.18 per pound for the first quarter of 2002.  Average treatment rates are expected to be lower for the remainder of 2003.

Cathode cash production cost per pound of copper is a measure intended to provide investors with information about the costs associated with our smelting operations in Spain.  Other smelting companies present this measure, although our measure may not be comparable to similarly titled measures reported by other companies.

Below is a reconciliation of our smelting and refining segment production costs to the production costs used to calculate our cathode cash production cost per pound of copper (in thousands, except per pound amounts):

	Three Months Ended March 31,
	2003	2002
Smelting and refining segment production costs reported in FCX’s consolidated financial statements	$208,483	$189,479
Less:
Raw material purchase costs	(81,697)	(81,275)
Production costs of wire rod and wire	(19,174)	(14,058)
Production costs of anodes sold	(2,655)	(2,563)
Currency hedging	1,615	(1,312)
Other	(83)	(702)
Add:
Gold and silver revenues	(81,073)	(71,786)
Acid and other by-product revenues	(4,585)	(3,792)
Production costs used in calculating cathode cash production cost per pound	$20,831	$13,991

Pounds of cathode produced	134,900	136,200

Cathode cash production cost per pound before hedging	$0.15	$0.10

The majority of Atlantic Copper’s revenues are denominated in U.S. dollars; however, operating costs, other than concentrate purchases, and certain asset and liability accounts are denominated in euros. Atlantic Copper’s estimated annual euro payments total approximately 100 million euros and at a March 31, 2003, exchange rate of $1.09 per euro, a $0.05 increase or decrease in the exchange rate would result in an approximate $5 million change in annual costs, before any hedging effects , or approximately $0.03 per share to our consolidated net income on an undiluted basis ..

In connection with refinancing its debt in June 2000, Atlantic Copper’s lenders required a significantly expanded program to hedge anticipated euro-denominated operating costs.   In March 2003, Atlantic Copper’s lenders agreed to waive the requirements to hedge anticipated euro-denominated operating costs and interest costs.  Atlantic Copper may extend the waiver through September 2003.   At March 31, 2003, Atlantic Copper had contracts to purchase 47.0 million euros at an average exchange rate of $1.02 per euro through December 2003.  These contracts currently hedge approximately 63 percent of Atlantic Copper’s projected remaining 2003 euro disbursements.  Each $0.01 change in the US$/euro exchange rate impacts the market value of these contracts by approximately $0.5 million.  Atlantic Copper’s first-quarter 2003 operating results reflect a $1.6 million gain on currency hedging contracts that matured during the quarter compared to a $1.3 million charge in the first quarter of 2002.  Atlantic Copper recorded gains to Other Comprehensive Income, a component of stockholders’ equity, totaling $1.1 million during the first quarter of 2003 and charges totaling $1.1 million during the first quarter of 2002 for its currency hedging contracts that remained open as of the end of those periods.

Atlantic Copper had euro-denominated net monetary liabilities at March 31, 2003, totaling $70.4 million recorded at an exchange rate of $1.09 per euro.  The exchange rate was $1.05 per euro at December 31, 2002.  Adjustments to Atlantic Copper’s euro-denominated net liabilities to reflect changes in the exchange rate are recorded in other income (expense) and totaled a charge of $2.5 million in the first quarter of 2003 and a gain of $0.6 million in the first quarter of 2002.

We are currently reviewing our options for strengthening Atlantic Copper’s financial position during this period of continued low treatment rates.  These options including making additional capital contributions, restructuring Atlantic Copper’s debt and possible business combination transactions.  As of March 31, 2003, FCX’s net investment in Atlantic Copper totaled approximately $40 million.

PT Smelting Operating Results

	First Quarter
	2003	2002
	(in millions)
PT Freeport Indonesia sales to PT Smelting	$121.3	$99.2
Equity in PT Smelting earnings (losses)	0.7	(0.8)
PT Freeport Indonesia profits recognized	2.1	0.6

PT Freeport Indonesia accounts for its 25 percent interest in PT Smelting using the equity method and provides PT Smelting with substantially all of its concentrate requirements.  PT Smelting treated 212,300 metric tons of concentrate in the first quarter of 2003, 19 percent more than the 177,700 metric tons treated in the first quarter of 2002. First-quarter 2003 anodes production of 141.0 million pounds was 26 percent higher than the 112.3 million pounds produced in the first quarter of 2002. PT Smelting’s cathode cash production costs per pound of copper were $0.10 in the 2003 quarter compared to $0.12 in the 2002 quarter (see below).

Cathode cash production cost per pound of copper is a measure intended to provide investors with information about the costs associated with our 25 percent-owned smelting operations in Indonesia.  Other smelting companies present this measure, although our measure may not be comparable to similarly titled measures reported by other companies.

Below is a reconciliation of the production costs used to calculate PT Smelting’s cathode cash production cost per pound of copper to our equity in PT Smelting earnings (losses) reported in FCX’s consolidated financial statements (in thousands, except per pound amounts):

	Three Months Ended March 31,
	2003	2002
Production costs – PT Smelting (100%)	$13,267	$13,627
Add: Gold and silver refining charges	1,491	1,242
Less: Acid and other by-product revenues	(2,015)	(1,404)
Production cost of anodes sold	(1,251)	569
Production cost used in calculating cathode cash production cost	$11,492	$14,034

Cathode production	121,000	117,800

Cathode cash production cost per pound	$0.10	$0.12

Reconciliation to Amounts Reported :
Production costs per above	$(13,267)	$(13,627)
Other costs	(186,295)	(135,203)
Revenue and other income	202,511	145,783
PT Smelting net income (loss)	2,949	(3,047)

PT Freeport Indonesia’s 25% equity interest	737	(762)
Amortization of excess investment cost	(60)	(60)
Equity in PT Smelting earnings (losses) per FCX consolidated financial statements	$677	$(822)

Our revenues include PT Freeport Indonesia’s sales to PT Smelting, but we defer recognizing profits on 25 percent of PT Freeport Indonesia sales to PT Smelting remaining in PT Smelting’s inventory at the end of the period.  The effect of changes in these deferred profits was the recognition of $2.1 million of profits in the first quarter of 2003 and $0.6 million in the first quarter of 2002.

OTHER FINANCIAL RESULTS

The FCX/Rio Tinto joint ventures incurred $2.4 million of aggregate exploration costs in the 2003 first quarter, compared with $1.2 million in the 2002 first quarter. Our exploration program for 2003 is focused on targets in Block A that have high potential to add reserves and to provide information to support future exploration.  We incurred $1.5 million of exploration expense in the first quarter of 2003 and $0.8 million in the first quarter of 2002 , representing our share of exploration costs.

               Total interest cost (before capitalization) was $53.1 million in the 2003 quarter, $5.7 million more than the $47.4 million incurred in the 2002 quarter. Interest costs increased in the first quarter of 2003 primarily because of the two senior note offerings completed during the quarter (see "Capital Resources and Liquidity - Financing Activities"). We capitalized $0.6 million of interest costs in the first quarter of 2003 and $3.1 million of interest costs in the first quarter of 2002 primarily relating to the development of the Deep Ore Zone mine.

Our provision for income taxes represented 56 percent of our consolidated income before income taxes and minority interests for the first quarter of 2003 and 68 percent for the first quarter of 2002.  PT Freeport Indonesia’s Contract of Work provides for a 35 percent corporate income tax rate, and the tax treaty between Indonesia and the United States provides for a withholding tax of 10 percent on dividends and interest that PT Freeport Indonesia pays to our parent company.  We also incur a U.S. alternative minimum tax at a rate of 2 percent based primarily on our consolidated income, net of our smelting and refining results.  We currently record no income taxes at Atlantic Copper, which is subject to taxation in Spain, because it has not generated significant taxable income in recent years and has substantial tax loss carry forwards for which we have provided no financial statement benefit.

We receive minimal tax benefit from costs incurred by our parent company, primarily because it generates no taxable income from U.S. sources.  We also currently receive no tax benefit from losses in our smelting and refining segment because those losses cannot be used to offset PT Freeport Indonesia's profits in Indonesia.  Thus, the percentage of our provision for income taxes compared to our consolidated income before income taxes and minority interests will increase as PT Freeport Indonesia's income decreases and/or our parent company's costs increase.  Our parent company costs consist primarily of interest, depreciation and amortization, and general and administrative expenses.  Summaries of the significant components of our calculation of our consolidated provision for income taxes are shown below.

	Three Months Ended March 31,
	2003	2002
Mining and exploration segment operating income	$194,645	$82,046
Mining and exploration segment interest expense, net	(15,352)	(19,113)
Intercompany operating profit recognized (deferred)	(2,008)	8,950
Taxable income	177,285	71,883
Indonesian corporate income tax rate (35%) plus U.S. alternative minimum tax rate (2%)	37%	37%
Corporate income taxes	65,595	26,597

PT Freeport Indonesia net income	111,690	45,286
Withholding tax on FCX’s equity share	9.064%	9.064%
Withholding taxes	10,124	4,105

Other	1,495	(1,887)[a]

FCX consolidated provision for income taxes	$77,214	$28,814

a. Includes a $2.4 million tax refund.

CAPITAL RESOURCES AND LIQUIDITY

Net cash provided by operating activities was $49.2 million for the first quarter of 2003, compared with $20.7 million for the 2002 quarter. Net cash used in investing activities totaled $4.5 million in the 2003 first quarter, compared with $8.9 million in the 2002 period. Net cash provided by financing activities totaled $710.2 million in the first quarter of 2003 compared with a use of $10.1 million in the first quarter of 2002.

Operating Activities

Operating cash flow improved to $49.2 million in the first quarter of 2003 from $20.7 million in the 2002 quarter primarily because of higher net income.  Working capital changes in both quarters reduced operating cash flow.  A $97.4 million increase in working capital in the first quarter of 2003 and a $60.7 million increase in the first quarter of 2002 primarily reflect increases in accounts receivable and decreases in accounts payable and accrued liabilities and accrued income taxes.  These increases in working capital relate to the timing of certain receipts and payments.

Investing Activities

Our first-quarter 2003 capital expenditures of $30.1 million for PT Freeport Indonesia and Atlantic Copper were slightly lower compared to the $31.8 million reported in the 2002 quarter.  Our capital expenditures for 2003 are expected to total approximately $160 million, including approximately $40 million to complete expansion of the Deep Ore Zone mine to 35,000 metric tons of ore per day and to complete work on the Grasberg overburden handling system.  We expect to fund our 2003 capital expenditures with operating cash flows and available cash.  We sold $23.6 million of our restricted investments in the first quarter of 2003 and $2 3. 7 million in the first quarter of 2002 and used the proceeds to pay scheduled semiannual payments of interest on our 8 ¼% Convertible Senior Notes.   R estricted investments totaling $72.8 million at March 31, 2003, are scheduled to fund interest payments on our 8 ¼% Convertible Senior Notes through July 2004.

Financing Activities

During the first quarter of 2003, we completed two senior note offerings.  On January 29, 2003, we sold $500 million of 10⅛% Senior Notes due 2010.  Interest on the notes is payable semiannually on February 1 and August 1 of each year, beginning August 1, 2003.  We may redeem some or all of the notes at our option at a make-whole redemption price prior to February 1, 2007, and afterwards at stated redemption prices.  The indenture governing the notes contains restrictions on incurring debt, creating liens, entering into sale leaseback transactions, taking actions to limit distributions from certain subsidiaries, selling assets, entering into transactions with affiliates, paying cash dividends on common stock, repurchasing or redeeming common or preferred equity, prepaying subordinated debt and making investments.  Pursuant to the restricted payment covenant, the amount available for dividend payments as of March 31, 200 3 , was approximately $90 million.

On February 11, 2003, we sold $575.0 million of 7% Convertible Senior Notes due 2011.  Interest on the notes is payable semiannually on March 1 and September 1 of each year, beginning September 1, 2003.  The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of FCX’s common stock at a conversion price of $30.87 per share, which is equal to a conversion rate of approximately 32.39 shares of common stock per $1,000 principal amount of notes.

We used the $1.046 billion in net proceeds from the two note offerings to repay all of our outstanding amounts under our bank credit facilities. Following the sale of the notes and repayment of the outstanding amounts under the bank credit facilities, FCX and PT Freeport Indonesia had remaining a r evolving credit facility with $150 million available under the terms of the bank credit facilities. We subsequently terminated our lending commitments and established an interim credit facility totaling $150 million with JP Morgan.  The interim credit facility represents an amendment to the previous facility and require s us to provide $100 million of cash security, unless we elect to reduce the available $150 million commitment .  T he banks waive d the restrictive covenants. This facility is expected to remain undrawn and to be replaced with a new facility later in 2003.  At March 31, 2003, FCX and PT Freeport Indonesia had deferred financing costs related to this facility totaling $11.4 million, which may be adjusted upon entering into a new facility.

In February 2003, our Board of Directors authorized the initiation of an annual cash dividend on our common stock of $0.36 per share ($0.09 payable quarterly).  In April 2003, our Board of Directors approved a $0.09 per share dividend on our common stock payable May 1, 2003.

In June 2000, our Board of Directors authorized a 20-million-share increase in our open market share purchase program, bringing the total shares approved for purchase under this program to 80 million. From inception of these programs in July 1995, we have purchased 70.7 million shares for $1.24 billion (an average of $17.53 per share) and approximately 9.3 million shares remain available under the program. We have not purchased any of our shares since the first quarter of 2001 and our bank credit facilities prohibited common stock purchases until we recently amended them.

In April 2003, we concluded tender offers to purchase any and all of our outstanding 7.20% Senior Notes due 2026 and our 7.50% Senior Notes due 2006.  Of the $450 million outstanding at March 31, 2003, notes with a face amount of $233.9 million were tendered for $238.9 million cash.  We expect to record a $4.7 million charge to net income in the second quarter of 2003 associated with these early extinguishments of debt.  We are currently reviewing our options for repaying other outstanding debt and restructuring certain of our redeemable preferred stock, which could result in the recognition of losses and gains in future periods.  Depending on the timing and structure of a new credit facility and repayments of other outstanding debt, certain of our deferred financing costs in addition to scheduled amortization may be charged to 2003 earnings.

Below is a summary (in millions) of our debt and redeemable preferred stock maturities based on loan balances as of March 31, 2003, and the March 31, 2003, London P.M. gold fixing price for one ounce of gold ($334.85) and the London silver fixing price for one ounce of silver ($4.46) in the London bullion market (which determine the preferred stock redemption amounts).  The summary below also includes pro forma amounts to reflect the impact of our tender offers for our 7.20% Senior Notes and 7.50% Senior Notes that were completed in April 2003.  After completion of the tender offers and as of April 30, 2003, our cash and cash equivalent balances totaled $ 623.5 million.

	2003	2004	2005	2006	2007	Thereafter
7.20% Senior Notes due 2026 [a]	$250.0	$-	$-	$-	$-	$-
Infrastructure financings and equipment loans	31.4	47.1	57.4	61.1	38.4	179.2
Atlantic Copper facilities and other	22.5	65.8	24.2	24.1	78.1	30.0
7.50% Senior Notes due 2006 [b]	-	-	-	200.0	-	-
10⅛% Senior Notes due 2010	-	-	-	-	-	500.0
8¼% Convertible Senior Notes	-	-	-	603.8	-	-
7% Convertible Senior Notes	-	-	-	-	-	575.0
Total debt maturities	303.9	112.9	81.6	889.0	116.5	1,284.2
Redeemable preferred stock [c]	211.5	10.6	10.6	154.8	-	-
Total maturities at March 31, 2003	515.4	123.5	92.2	1,043.8	116.5	1,284.2
Pro forma impact of tender offers	(100.6)	-	-	(133.3)	-	-
Pro forma total maturities at March 31, 2003	$414.8	$123.5	$92.2	$910.5	$116.5	$1,284.2

a.

Although due in 2026, the holders of the 7.20% S enior N otes may, and are expected to, elect early repayment in November 2003.

b.

Due November 15, 2006.

c.

Represents $10.6 million each year for our Silver-Denominated Preferred Stock, $200.9 million in August 2003 for our Gold-Denominated Preferred Stock, and $144.2 million in February 2006 for our Gold-Denominated Preferred Stock, Series II.

DEVELOPMENTS IN INDONESIA

In Indonesia, the first-quarter 2003 political landscape was dominated by the United Nations debate over Iraq.  As head of the world’s most populous Muslim nation, President Megawati Sukarnoputri opposed action against Iraq outside the auspices of the United Nations.  While there have been demonstrations against the war and the U.S. in Jakarta and other Indonesian cities, these events have been peaceful.  Despite the political differences on the war against Iraq, President Megawati and her administration have pledged to maintain strong relations with the U.S. and have committed efforts to prevent violence and protect foreign interests.

Indonesia continues to make slow and steady progress to improve its economy and restore investor confidence.  The administration has been successful in stabilizing the rupiah with gradual declines in interest rates and inflation.  A report by the International Monetary fund (IMF) said Indonesia’s economic growth has been sustained, inflation has declined, the banking system has been strengthened and asset recoveries have advanced.  Based on the country’s progress with economic reforms, the IMF in late March 2003 approved another loan of $469 million, brin ging its total lending to Indonesia to about $3.5 billion of the current $5 billion loan program for Indonesia.

In late January 2003, President Megawati direct ed her ministers and provincial officials to implement a previously adopted law dividing Papua into three provinces.  Many Papuans opposed the move, which they believe is aimed at weakening Papua’s separatist movement.  Opponents argued that the partitioning conflicts with the special autonomy law, which holds that any partitioning must be approved by the Papua People’s Assembly, which has not yet been formed.  Other Papuans support partitioning, however, arguing that it will make government services more readily available in less developed areas and the government appears to be determined to move forward with the plan.

PT-FI’s operations have remained peaceful following last year’s August 31 shooting incident.  The investigation by Indonesian authorities is ongoing and the U.S. Federal Bureau of Investigation also visited the site and consulted with Indonesian authorities about the incident.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our performance in the future.  Forward-looking statements are all statements other than historical facts, such as those regarding anticipated sales volumes, ore grades, commodity prices, capital expenditures, debt maturities and other commitments, and political, economic and social conditions in our areas of operations.  We caution you that these statements are not guarantees of future performance, and our actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements.  Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include unanticipated declines in the average grades of ore mined, unanticipated milling and other processing problems, labor relations, weather conditions, the speculative nature of mineral exploration, fluctuations in interest rates and other adverse financial market conditions, and other factors described in more detail under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2002.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes in our market risks since the year ended December 31, 2002.  For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)

Our Annual Meeting of Stockholders was held May 1, 2003 (the Annual Meeting).  Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

(b)

At the Annual Meeting Gerald J. Ford, Oscar Y. L. Groeneveld and J. Bennett Johnston were elected to serve until the 2006 Annual Meeting of Stockholders.  In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Robert J. Allison, Jr., R. Leigh Clifford, Robert A. Day, H. Devon Graham, Jr., Bobby L. Lackey, Gabrielle K. McDonald, James R. Moffett, B. M. Rankin, Jr., J. Stapleton Roy and Dr. J. Taylor Wharton.

(c)

At the Annual Meeting, holders of our common stock and preferred stock elected the following directors with the number of votes cast for or withheld from each nominee as follows:

Name	For	Withheld
Gerald J. Ford	82,667,137	33,876,509
Oscar Y. L. Groeneveld	113,959,344	2,584,302
J. Bennett Johnston	113,896,493	2,647,153

With respect to the election of the directors, there were no abstentions.

At the Annual Meeting, holders of our common stock voted on and approved a proposal to ratify the appointment of Ernst & Young LLP to act as the independent auditors to audit our and our subsidiaries’ financial statements for the year 2003.  Holders of 113,256,088 shares voted for, holders of 1,497,347 shares voted against, and holders of 800,483 shares abstained from voting on the proposal.

At the Annual Meeting, holders of our common stock voted on and approved a proposal to amend our certificate of incorporation to provide for the annual election of directors.  Holders of 113,920,843 shares (78.36% of the outstanding shares) voted for, holders of 622,492 shares (0.43% of the outstanding shares) voted against, and holders of 1,010,583 shares (0.70% of the outstanding shares) abstained from voting on the proposal.

At the Annual Meeting, holders of our common stock voted on and approved a proposal to adopt our 2003 Stock Incentive Plan in the form presented in our proxy statement dated March 24, 2003.  Holders of 84,720,934 shares voted for, holders of 8,280,666 shares voted against, and holders of 1,411,372 shares abstained from voting on the proposal.  There were broker non-votes consisting of 21,140,946 shares with respect to the proposal.

At the Annual Meeting, holders of our common stock voted on a stockholder proposal recommending that the offices of CEO and Chairman of the Board not be held by the same person.  The proposal failed to pass because it received less than a majority of the votes cast for the proposal.  Holders of 21,725,418 shares (23.01% of the votes cast) voted for, holders of 71,424,035 shares (75.65% of the votes cast) voted against, and holders of 1,263,519 shares (1.34% of the votes cast) abstained from voting on the proposal.  There were broker non-votes consisting of 21,140,946 shares with respect to this proposal.

Item 6.

Exhibits and Reports on Form 8-K.

(a)

The exhibits to this report are listed in the Exhibit Index beginning on Page E-1 hereof.

(b)

During the quarter for which this report is filed, the registrant filed nine Current Reports on Form 8-K reporting events under Item 5 dated January 15, 2003, January 16, 200 3 , January 24, 2003, January 29, 2003, two reports dated February 6, 2003, two reports dated February 11, 2003, and March 6, 2003.

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

Date:  May 12 , 2003

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

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12 , 2003

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

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12 , 2003

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

3.1

Amended and R estated Certificate of Incorporation of FCX.

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

E-1

documentary agent.  Incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q of         FCX for the quarter ended September 30, 2001.

4.10

Indenture dated as of August 7, 2001 from FCX and FCX Investment Ltd. to The Bank o f New York, as trustee.         Incorporated by reference to Exhibit 4.1 to the FCX November 5, 2001 Form S-3.

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

14.16

Amendment No. 1 to Rights Agreement dated as of February 26, 2002 between FCX and Mellon Investor         Services. Incorporated by reference to Exhibit 4.16 to the FCX 2002 First Quarter Form 10-Q.

14.17

Amendment to Amended and Restated Credit Agreement dated as of December 17, 2002.  Incorporated by         reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated January 16, 2003.

14.18

Indenture dated as of January 29, 2003 from FCX to The Bank of New York, as Trustee, with respect to the         10 ⅛ % Senior Notes due 2010.  Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of         FCX dated February 6, 2003.

14.19

Indenture dated as of February 11, 2003 from FCX to The Bank of New York, as Trustee, with respect to the 7%         Convertible Senior Notes due 2011.  Incorporated by reference to the Current Report on Form 8-K of FCX dated         February 11, 2003.

14.20

Registration Rights Agreement dated as of January 29, 2003, by and among FCX and J.P. Morgan Securities         Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Warburg LLC.  Incorporated by reference to         Exhibit 4.20 to the Registration Statement on Form S-4 of FCX filed April 16, 2003.

14.21

Registration Rights Agreement dated as of February 11, 2003, by and between FCX and Merrill Lynch, Pierce,            Fenner & Smith Incorporated.  Incorporated by reference to Exhibit 4.20 to the Annual Report of FCX on Form         10-K for the year ended December 31, 2002.

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

   E-2

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

10.18

Amended Financial Counseling and Tax Return Preparation and Certification Program of FCX.

1   0.19

FM Services Company Performance Incentive Awards Program as amended effective February 2, 1999.  Incorporated by reference to Exhibit 10.19 to the 1998 FCX Form 10-K.

E-3

10.20

Amended FM Services Company Financial Counseling and Tax Return Preparation and Certification Program.

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

15.1

Letter dated April 1 7 , 200 3 from Ernst & Young LLP regarding unaudited interim financial statements.

99.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-4