Form 10-Q
period 2003-06-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2003-08-12
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

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

On June 30, 2003, there were issued and outstanding 146,640,225 shares of the registrant’s Class B Common Stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

FREEPORT-McMoRan COPPER & GOLD INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.

BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2003	2002
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$740,360	$7,836
Restricted investments and cash	60,809	49,809
Accounts receivable	242,961	190,509
Inventories	380,610	387,247
Prepaid expenses and other	9,370	2,579
Total current assets	1,434,110	637,980
Property, plant, equipment and development costs, net	3,256,150	3,320,561
Deferred mining costs	99,887	78,235
Restricted investments and cash	23,708	58,137
Investment in PT Smelting	43,144	44,619
Other assets	92,556	52,661
Total assets	$4,949,555	$4,192,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$254,331	$262,310
Current portion of long-term debt and short-term borrowings	144,196	77,112
Unearned customer receipts	35,574	36,754
Rio Tinto share of joint venture cash flows	54,039	51,297
Accrued interest payable	62,888	29,081
Accrued income taxes	78,085	81,319
Total current liabilities	629,113	537,873
Long-term debt, less current portion:
Convertible senior notes	1,178,750	603,750
Senior notes	715,977	450,000
Infrastructure asset financings	279,701	310,674
Atlantic Copper debt	172,385	233,642
Equipment and other loans	81,478	84,212
FCX and PT Freeport Indonesia credit facilities	-	279,000
Total long-term debt, less current portion	2,428,291	1,961,278
Accrued postretirement benefits and other liabilities	150,785	140,016
Deferred income taxes	751,328	706,510
Minority interest	154,905	129,687
Redeemable preferred stock	450,003	450,003
Stockholders' equity	385,130	266,826
Total liabilities and stockholders' equity	$4,949,555	$4,192,193

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(In Thousands, Except Per Share Amounts)
Revenues	$609,455	$407,999	$1,134,051	$800,679
Cost of sales:
Production and delivery	277,408	206,124	524,878	441,041
Depreciation and amortization	68,283	62,305	136,071	115,359
Total cost of sales	345,691	268,429	660,949	556,400
Exploration expenses	1,827	800	3,331	1,554
General and administrative expenses	20,711	16,360	37,219	32,772
Total costs and expenses	368,229	285,589	701,499	590,726
Operating income	241,226	122,410	432,552	209,953
Equity in PT Smelting earnings (losses)	2,270	(2,537)	2,947	(3,359)
Interest expense, net	(55,478)	(43,492)	(107,987)	(87,774)
Other expenses, net	(8,907)	(9,331)	(10,526)	(9,295)
Income before income taxes and minority interest	179,111	67,050	316,986	109,525
Provision for income taxes	(97,908)	(46,040)	(175,122)	(74,854)
Minority interest in net income of consolidated subsidiaries	(14,259)	(5,975)	(25,170)	(11,529)
Net income before cumulative effect of changes in accounting principle	66,944	15,035	116,694	23,142
Cumulative effect of changes in accounting principle, net	-	-	9,082	(3,049)
Net income	66,944	15,035	125,776	20,093
Preferred dividends	(9,572)	(9,459)	(19,159)	(18,671)
Net income applicable to common stock	$57,372	$5,576	$106,617	$1,422

Net income per share of common stock:
Basic:
Before cumulative effect	$0.39	$0.04	$0.67	$0.03
Cumulative effect	-	-	0.06	(0.02)
Net income per share of common stock	$0.39	$0.04	$0.73	$0.01
Diluted:
Before cumulative effect	$0.37	$0.04	$0.64	$0.03
Cumulative effect	-	-	0.05	(0.02)
Net income per share of common stock	$0.37	$0.04	$0.69	$0.01

Average common shares outstanding:
Basic
Basic	145,907	144,698	145,574	144,403
Diluted	190,990	147,370	190,122	146,410

Dividends paid per common share	$0.09	$ -	$0.09	$ -

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2003	2002
	(In Thousands)
Cash flow from operating activities:
Net income	$125,776	$20,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,071	115,359
Cumulative effect of changes in accounting principle	(9,082)	3,049
Deferred income taxes	37,451	25,368
Equity in PT Smelting losses (earnings)	(2,947)	3,359
Minority interest's share of net income	25,170	11,529
Change in deferred mining costs	(21,652)	(12,420)
Currency translation loss	6,277	8,726
Amortization of deferred financing costs	9,571	6,005
Loss on early extinguishment of debt	5,010	-
Elimination (recognition) of profit on PT Freeport Indonesia sales to PT Smelting	4,422	(1,091)
Provision for inventory obsolescence	3,000	3,000
Other	9,745	4,214
(Increases) decreases in working capital:
Accounts receivable	(47,524)	(21,076)
Inventories	(11,309)	(18,278)
Prepaid expenses and other	(4,844)	(2,894)
Accounts payable and accrued liabilities	19,448	(13,145)
Rio Tinto share of joint venture cash flows	2,718	31,087
Accrued income taxes	(3,234)	(10,050)
Increase in working capital	(44,745)	(34,356)
Net cash provided by operating activities	2 84,067	152,835

Cash flow from investing activities:
PT Freeport Indonesia capital expenditures	(58,565)	(80,215)
Atlantic Copper capital expenditures	(3,623)	(1,254)
Sale of restricted investments to fund interest costs	23,645	23,678
Sale of assets and other	1,890	(156)
Net cash used in investing activities	(36,653)	(57,947)

Cash flow from financing activities:
Net proceeds from sales of senior notes	1,046,437	-
Proceeds from other debt	47,400	314,631
Repayments of debt	(5 93,742)	(396,981)
Cash dividends paid:
Common stock	(13,090)	-
Preferred stock	(19,066)	(18,350)
Proceeds from exercised stock options	20,475	7,549
Financing costs	(3,304)	(661)
Net cash provided by (used in) financing activities	4 85,110	(93,812)
Net increase in cash and cash equivalents	732,524	1,076
Cash and cash equivalents at beginning of year	7,836	7,587
Cash and cash equivalents at end of period	$740,360	$8,663

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income before preferred dividends and cumulative effect of changes in accounting principle	$66,944	$15,035	$116,694	$23,142
Preferred dividends	(9,572)	(9,459)	(19,159)	(18,671)
Net income before cumulative effect	57,372	5,576	97,535	4,471
Cumulative effect of changes in accounting principle	-	-	9,082	(3,049)
Net income applicable to common stock	57,372	5,576	106,617	1,422
Plus income impact of assumed conversion of 8 ¼% Convertible Senior Notes, after taxes	12,688	-	25,341	-
Diluted net income applicable to common stock	$70,060	$5,576	$131,958	$1,422

Weighted average common shares outstanding	145,907	144,698	145,574	144,403
Add: Shares issuable upon conversion of 8 ¼% Convertible Senior Notes	42,220	-	42,220	-
Dilutive stock options	2,664	2,406	2,120	1,731
Restricted stock	199	266	208	276
Weighted average common shares outstanding for purposes of calculating diluted net income per share	190,990	147,370	190,122	146,410

Diluted net income per share of common stock:
Before cumulative effect	$0.37	$0.04	$0.64	$0.03
Cumulative effect	-	-	0.05	(0.02)
Net income per share of common stock	$0.37	$0.04	$0.69	$0.01

Outstanding stock options with exercise prices greater than the average market price of the common stock during the period are excluded from the computation of diluted net income per share of common stock. In addition, FCX’s convertible preferred stock and convertible senior notes are excluded for certain periods because including the conversion of these instruments would have increased reported diluted net income per share. A recap of the excluded amounts follows (in thousands, except exercise prices):

	Three months ended June 30,			Six months ended June 30,
	2003		2002	2003		2002
Weighted average outstanding options	2,285		7,833	2,759		9,709
Weighted average exercise price	$32.79		$23.43	$30.61		$22.24

Dividends on convertible preferred stock	$6,125		$6,125	$12,250		$12,250
Weighted average shares issuable upon conversion	11,690		11,690	11,690		11,690

Interest on 8 ¼% Convertible Senior Notes, net of taxes	-	[a]	$12,581	-	[a]	$25,310
Weighted average shares issuable upon conversion	-	[a]	42,220	-	[a]	42,220

Interest on 7% Convertible Senior Notes, net of taxes [b]	$10,354		-	$16,160		-
Weighted average shares issuable upon conversion [b]	18,625		-	14,406		-

a.

Included in diluted calculation.

b.

FCX’s 7% Convertible Senior Notes were issued on February 11, 2003, and are convertible into 18.6 million shares of common stock (see Note 4).

Stock-Based Compensation Plans.  As of March 31, 2003, FCX had three stock-based employee compensation plans and one stock-based director compensation plan, which are more fully described in Note 7 of FCX’s 2002 Annual Report on Form 10-K.  At FCX’s annual meeting of stockholders on May 1, 2003, stockholders approved a proposal to adopt FCX’s 2003 Stock Incentive Plan.  The 2003 Stock Incentive Plan provides for the issuance of stock options, stock appreciation rights, restricted stock and other stock-based awards for up to 8.0 million shares to eligible participants.  FCX accounts for all of its plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation cost for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. The following table illustrates the effect on net income and earnings per share if FCX had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which requires compensation cost for all stock-based employee compensation plans to be recognized based on the use of a fair value method (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income applicable to common stock, as reported	$57,372	$5,576	$106,617	$1,422
Add: Stock-based employee compensation expense included in reported net income for stock option conversions and stock appreciation rights, net of taxes and minority interests	1,423	455	2,046	686
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of taxes and minority interests	(2,498)	(2,137)	(4,465)	(4,185)
Pro forma net income applicable to common stock	$56,297	$3,894	$104,198	$(2,077)

Earnings per share:
Basic – as reported	$0.39	$0.04	$0.73	$0.01
Basic – pro forma	$0.39	$0.03	$0.72	$(0.01)

Diluted – as reported	$0.37	$0.04	$0.69	$0.01
Diluted – pro forma	$0.36	$0.03	$0.68	$(0.01)

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes option-pricing model.  The weighted average fair value for stock option grants was $10.04 per option in the first six months of 2003 and $7.88 per option for the first six months of 2002.  The weighted average assumptions used include a risk-free interest rate of 3.7 percent in the first six months of 2003 and 5.0 percent in 2002; expected volatility of 47 percent in the first six months of 2003 and 2002; no annual dividends; and expected lives of 7 years.  No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied.

2.

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLE

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

In 2002, FCX engaged an independent environmental consulting and auditing firm to assist in estimating PT Freeport Indonesia’s asset retirement obligations, and FCX engaged other consultants to assist in estimating Atlantic Copper’s and PT Smelting’s asset retirement obligations.  FCX estimated these obligations using an expected cash flow approach, in which multiple cash flow scenarios were used to reflect a range of possible outcomes.  FCX estimated these aggregate undiscounted obligations to be approximately $120 million for PT Freeport Indonesia, $17 million for Atlantic Copper and $11 million for PT Smelting.  To calculate the fair value of these obligations, FCX applied an estimated long-term inflation rate of 2.5 percent, except for Indonesian rupiah-denominated labor costs with respect to PT Freeport Indonesia’s and PT Smelting’s obligations, for which an estimated inflation rate of 9 percent was applied.  The projected cash flows were discounted at FCX’s estimated credit-adjusted, risk-free interest rates which ranged from 9.4 percent to 12.6 percent for the corresponding time periods over which these costs would be incurred.  After discounting the projected cash flows, a market risk premium of 10 percent was applied to the total to reflect what a third party might require to assume these asset retirement obligations.  The market risk premium was based on estimates of rates that a third party would have to pay to insure its exposure to possible future increases in the value of these obligations.

At January 1, 2003, FCX estimated the fair value of its total asset retirement obligations to be $28.5 million.   FCX recorded the fair value of these obligations and the related additional assets as of January 1, 2003.  The net difference between FCX’s previously recorded reclamation and closure cost liability and the amounts estimated under SFAS No. 143, after taxes and minority interest, resulted in a gain of $9.1 million (after reduction by $8.5 million for taxes and minority interest sharing), $0.05 per share on a diluted basis, which was recognized as a cumulative effect adjustment for a change in accounting principle.  As a result of adopting SFAS No. 143, FCX expects future depreciation and amortization expense to be lower and production costs to be higher, with no significant net impact on net income during the near term.

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

The effect of adopting SFAS No. 143 was to increase net income by approximately $0.2 million, less than $0.01 per share in the second quarter of 2003 and $0.5 million, less than $0.01 per share in the first six months of 2003.  Presented below are FCX’s reported results and pro forma amounts that would have been reported in FCX’s Statements of Income had those statements been adjusted for the retroactive application of this change in accounting principle (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Reported results:
Net income applicable to common stock	$57,372	$5,576	$106,617	$1,422
Basic net income per share of common stock	0.39	0.04	0.73	0.01
Diluted net income per share of common stock	0.37	0.04	0.69	0.01

Pro forma amounts assuming retroactive application of new accounting principle:
Net income applicable to common stock	$57,372	$6,237	$97,535	$2,579
Basic net income per share of common stock	0.39	0.04	0.67	0.02
Diluted net income per share of common stock	0.37	0.04	0.64	0.02

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

After considering the inherent uncertainties and subjectivity relating to the long time frame over which these estimated costs would be incurred, and after consultation with the accounting staff of the Securities and Exchange Commission, management revised its depreciation methodology prospectively.  Effective January 1, 2002, depreciation for the mining and milling life-of-mine assets excludes consideration of future development costs.  Under the new methodology, PT Freeport Indonesia depreciates the capitalized costs of individual producing mines over the related proven and probable copper reserves.  Infrastructure and other common costs continue to be depreciated over total proven and probable copper reserves.  The cumulative effect of this change through December 31, 2001, as reflected in FCX’s first-quarter 2002 results, reduced net income by $3.0 million, net of taxes and minority interest sharing. The effect of the change in depreciation methodology was to reduce depreciation and amortization expense by $3.9 million in the second quarter of 2002 and $7.7 million in the first six months of 2002, thus increasing net income by $2.0 million, $0.01 per share, in the second quarter of 2002 and $4.0 million, $0.03 per share, in the first six months of 2002.

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

	Mining and Exploration		Smelting and Refining	Eliminations and Other	FCX Total
	(In Thousands)
Three months ended June 30, 2003:
Revenues	$524,613	[a]	$210,681	$(125,839)	$609,455
Production and delivery	163,728		204,944	(91,264)[b]	277,408
Depreciation and amortization	57,700		7,046	3,537	68,283
Exploration expenses	1,790		-	37	1,827
General and administrative expenses	22,404		2,761	(4,454)	20,711
Operating income (loss)	$278,991		$(4,070)	$(33,695)	$241,226
Equity in PT Smelting earnings	$-		$2,270	$-	$2,270
Interest expense, net	$14,520		$4,222	$36,736	$55,478
Provision for income taxes	$96,912		$-	$996	$97,908
Capital expenditures	$29,466		$2,489	$151	$32,106
Total assets	$3,615,896	[c]	$705,340 [d]	$628,319	$4,949,555

Three months ended June 30, 2002:
Revenues	$319,411	[a]	$176,070	$(87,482)	$407,999
Production and delivery	122,637		164,431	(80,944)[b]	206,124
Depreciation and amortization	52,157		6,892	3,256	62,305
Exploration expenses	777		-	23	800
General and administrative expenses	17,022		2,110	(2,772)	16,360
Operating income	$126,818		$2,637	$(7,045)	$122,410
Equity in PT Smelting losses	$-		$(2,537)	$-	$(2,537)
Interest expense, net	$18,797		$4,742	$19,953	$43,492
Provision for income taxes	$42,396		$-	$3,644	$46,040
Capital expenditures	$48,719		$421	$495	$49,635
Total assets	$3,225,780	[c]	$633,647 [d]	$332,901	$4,192,328

Six months ended June 30, 2003:
Revenues	$954,724	[a]	$429,076	$(249,749)	$1,134,051
Production and delivery	324,066		413,427	(212,615)[b]	524,878
Depreciation and amortization	114,932		14,091	7,048	136,071
Exploration expenses	3,264		-	67	3,331
General and administrative expenses	38,826		5,188	(6,795)	37,219
Operating income (loss)	$473,636		$(3,630)	$(37,454)	$432,552
Equity in PT Smelting earnings	$-		$2,947	$-	$2,947
Interest expense, net	$29,872		$8,200	$69,915	$107,987
Provision for income taxes	$164,259		$-	$10,863	$175,122
Capital expenditures	$58,337		$3,623	$228	$62,188

Six months ended June 30, 2002:
Revenues	$589,137	[a]	$375,597	$(164,055)	$800,679
Production and delivery	253,268		353,910	(166,137)[b]	441,041
Depreciation and amortization	95,679		13,644	6,036	115,359
Exploration expenses	1,500		-	54	1,554
General and administrative expenses	29,828		4,086	(1,142)	32,772
Operating income	$208,862		$3,957	$(2,866)	$209,953
Equity in PT Smelting losses	$-		$(3,359)	$-	$(3,359)
Interest expense, net	$37,910		$9,080	$40,784	$87,774
Provision for income taxes	$63,137		$-	$11,717	$74,854
Capital expenditures	$79,207		$1,254	$1,008	$81,469

a.     Includes PT Freeport Indonesia sales to PT Smelting totaling $154.6 million in the second quarter of 2003, $38.9 million  in the second quarter of 2002, $275.9 million in the first six months of 2003 and $138.1 million in the first six months of 2002.
b.     Includes effect of changes in the deferral of intercompany profits on 25 percent of PT Freeport Indonesia’s sales to PT Smelting that are still in PT Smelting’s            inventory at quarter end, totaling $6.5 million in the second quarter of  2003, $(0.5) million in the second quarter of 2002, $4.4 million in the first six months of 2003 and  $(1.1) million in the first six months of 2002.

c.     Includes PT Freeport Indonesia’s trade receivables with PT Smelting totaling $49.5 million at June 30, 2003 and $16.1 million at June 30, 2002.

d.     Includes PT Freeport Indonesia’s equity investment in PT Smelting totaling $43.1 million at June 30, 2003 and $54.9 million at June 30, 2002.

4.

  SENIOR NOTE OFFERINGS AND TENDER OFFERS

On January 29, 2003, FCX sold $500 million of 10⅛% Senior Notes due 2010 for net proceeds of approximately $487 million.  Interest on the notes is payable semiannually on February 1 and August 1 of each year, beginning August 1, 2003.  FCX may redeem some or all of the notes at its option at a make-whole redemption price prior to February 1, 2007, and afterwards at stated redemption prices.  The indenture governing the notes contains restrictions on incurring debt, creating liens, entering into sale leaseback transactions, taking actions to limit distributions from certain subsidiaries, selling assets, entering into certain transactions with affiliates, paying cash dividends on common stock, repurchasing or redeeming common or preferred equity, prepaying subordinated debt and making investments.   The notes are unsecured.

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

FCX used a portion of the net proceeds from the offerings to repay all its outstanding bank debt, which totaled $279.0 million at December 31, 2002.  In March 2003, FCX and PT Freeport Indonesia terminated their lending commitments and established an interim credit facility totaling $150 million with JP Morgan.  The interim credit facility represents an amendment to the previous facility and requires the companies to provide $100 million of cash security, unless the availability is reduced.  The restrictive covenants in the previous credit facilities have been terminated.  This facility is expected to remain undrawn and FCX and PT Freeport Indonesia are discussing a possible new facility with potential lenders ..  At June 30, 2003, FCX and PT Freeport Indonesia had deferred financing costs related to the bank facilities totaling $10.1 million, which may be adjusted upon entering into a new facility.

In April 2003, FCX concluded tender offers for its 7.20% Senior Notes due 2026 and its 7.50% Senior Notes due 2006.  Of the total $450 million outstanding at March 31, 2003, notes with a face amount of $234.0 million were tendered for $239.0 million cash.  FCX recorded a charge to other expenses of $6.6 million ($4.8 million to net income) in the second quarter of 2003 associated with these early extinguishments of debt.   In July 2003, FCX purchased an additional $76.0 million face amount of its 7.20% Senior Notes for $77.2 million, and will record a charge to other expenses of $1.3 million ($0.9 million to net income) in the third quarter of 2003.   FCX currently is considering repaying other outstanding debt, which could result in the recognition of losses and gains in future periods.  Depending on the timing and structure of a new credit facility and repayments of other outstanding debt, certain of FCX’s and PT Freeport Indonesia’s deferred financing costs in addition to scheduled amortization may be charged to 2003 earnings.

5.

INTEREST COST

Interest expense excludes capitalized interest of $0.8 million in the second quarter of 2003, $3.5 million in the second quarter of 2002, $1.5 million in the first six months of 2003 and $6.6 million in the first six months of 2002.

6.

RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges for the first six months of 2003 and 2002 was 3.8 to 1 and 2.1 to 1, respectively.  For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges.  Fixed charges include interest and that portion of rent deemed representative of interest.

7.

  COMPREHENSIVE INCOME

A summary of FCX’s comprehensive income is shown below (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income	$66,944	$15,035	$125,776	$20,093
Other comprehensive income (loss):
Change in unrealized derivatives’ fair value, net of taxes of $1.4 million for the three months ended June 30, 2002, and $2.8 million for the six months ended June 30, 2002	2,250	12,184	4,660	11,733
Reclass to earnings, net of taxes of $1.1 million for the three months ended June 30, 2002, and $1.7 million for the six months ended June 30, 2002	(1,982)	(27)	(3,006)	1,264
Total comprehensive income	$67,212	$27,192	$127,430	$33,090

8.        NEW ACCOUNTING STANDARD AND INTERPRETATION NO. 46

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The new standard is effective July 1, 2003, and will require FCX to reclassify its redeemable preferred stock as debt and classify future dividend payments on these instruments as interest expense.  Prior period financial statements are not permitted to be restated to reflect the changes in classification.

In January 2003, the FASB issued interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation of variable interest entities.  This interpretation is effective for the third quarter of 2003 for variable interest entities acquired before February 1, 2003.   FCX is reviewing the provisions of Interpretations No. 46 and currently does not expect it to have an impact on its consolidated financial statements.

9.

OTHER MATTERS AND SUBSEQUENT EVENT

In May 2003, PT Freeport Indonesia received a U.S. federal grand jury subpoena for the production of documents in connection with an anti-trust investigation of the copper concentrate industry.  PT Freeport Indonesia has not been identified as a target and is cooperating fully with the investigation.

In July 2003, FCX acquired the 85.7 percent ownership interest in PT Puncakjaya Power (PJP) owned by affiliates of Duke Energy Corporation for $78 million cash.  PJP is the owner of assets supplying power to PT Freeport Indonesia’s operations, including the 3x65 megawatt coal-fired power facilities, diesel generating capacity and other project assets.  PT Freeport Indonesia purchases power from PJP under infrastructure asset financing arrangements.  At June 30, 2003, PT Freeport Indonesia had infrastructure asset financing obligations to PJP totaling $312.8 million.  As a result of this transaction, FCX’s consolidated balance sheet will no longer reflect PT Freeport Indonesia’s obligation to PJP, but instead will reflect the $258.8 million of PJP bank debt at June 30, 2003, a $54.0 million reduction in FCX’s consolidated debt.

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

INDEPENDENT ACCOUNTANT ’ S REVIEW REPORT

To The Board of Directors and Stockholders of

Freeport-McMoRan Copper & Gold Inc.:

We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware Corporation) and subsidiaries as of June 30, 2003, the related statements of income for the three-month and six-month periods ended June 30, 2003 and 2002, and the statements of cash flows for the six months ended June 30, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements as of June 30, 2003 and 2002, and for the three-month and six-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.

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

July 17, 2003

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

CONSOLIDATED RESULTS

Summary comparative results for the second-quarter and six-month periods follow (in millions, except per share amounts):

	Second Quarter		Six Months
	2003	2002	2003	2002
Revenues	$609.5	$408.0	$1,134.1	$800.7
Operating income	241.2	122.4	432.6	210.0
Net income applicable to common stock before cumulative effect adjustment	57.4	5.6	97.5	4.5
Net income applicable to common stock	57.4	5.6	106.6	1.4
Diluted net income per share:
Before cumulative effect adjustment	0.37	0.04	0.64	0.03
Applicable to common stock	0.37	0.04	0.69	0.01

Consolidated revenues include PT Freeport Indonesia’s sale of copper concentrates, which also contain significant amounts of gold and silver, and the sale by Atlantic Copper of copper anodes, cathodes, wire and wire rod, and gold in anodes and slimes.  Our revenues and net income vary significantly with fluctuations in the market prices of copper and gold and other factors. On limited past occasions, in response to market conditions, we have entered into copper and gold price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations.  We currently have no copper or gold price protection contracts relating to our mine production. We have outstanding gold-denominated and silver-denominated preferred stock with dividends and redemption amounts determined by commodity prices.  Based on PT Freeport Indonesia’s projected share of 2003 copper sales (1.4 billion pounds), a $0.01 per pound change in the average price realized would have an approximate $14 million impact on annual revenues and an approximate $7 million impact on annual net income.  A $5 per ounce change in the average price realized on PT Freeport Indonesia’s share of projected 2003 gold sales (2.6 million ounces) would have an approximate $13 million impact on annual revenues and an approximate $7 million impact on annual net income.

Consolidated revenues for the second quarter and first six months of 2003 reflect higher copper and gold revenues at PT Freeport Indonesia and at Atlantic Copper, compared with the same periods in 2002.  Higher revenues from PT Freeport Indonesia during the second quarter and first six months of 2003 resulted primarily from increases in sales volumes caused by the mining of higher grade ore and higher gold prices.  Atlantic Copper’s revenues improved compared with the second quarter and first six months of 2002 mainly because of higher gold sales volumes and prices.

Second-quarter 2003 consolidated revenues include net reductions of $0.6 million ($0.3 million to net income or less than $0.01 per share) primarily for metal volume adjustments based on final assays and final pricing of concentrates sold in prior quarters, compared with a decrease of $5.9 million ($3.0 million to net income or $0.02 per share) to second-quarter 2002 revenues.  Six-month 2003 consolidated revenues included net additions of $11.0 million ($5.7 million to net income or $0.03 per share), compared with net additions of $5.4 million ($2.8 million to net income or $0.02 per share) in the first six months of 2002, primarily for final pricing of concentrates sold in prior years.

Consolidated cost of sales for the 2003 periods were higher compared with the 2002 periods largely because of higher unit costs and sales volumes.  Exploration expenses increased to $1.8 million in the second quarter of 2003 and $3.3 million in the first six months of 2003, from $0.8 million and $1.6 million, respectively, in the 2002 periods reflecting increased drilling in Block A during 2003.  General and administrative expenses increased to $20.7 million in the second quarter of 2003 from $16.4 million in the second quarter of 2002, and to $37.2 million in the first six months of 2003 from $32.8 million in the first six months of 2002.  The increases reflect charges for stock appreciation rights caused by a higher FCX stock price and several other smaller items.

Consolidated net interest expense increased to $55.5 million in the second quarter of 2003 from $43.5 million in the second quarter of 2002, and to $108.0 million in the first six months of 2003 from $87.8 million in the first six months of 2002 primarily because of the two FCX senior notes issued in the first quarter of 2003 (see Note 4 and “Capital Resources and Liquidity – Financing Activities”).

Other expenses include the impact of translating Atlantic Copper’s net euro-denominated liabilities, primarily its retiree pension obligation.  Changes in the U.S.$/euro exchange rate require us to adjust the dollar value of net euro-denominated liabilities and record the adjustment in earnings.  The exchange rate was $1.05 per euro at December 31, 2002, $1.09 per euro at March 31, 2003 and $1.14 per euro at June 30, 2003.  Exchange rate effects on net income from euro-denominated liabilities were charges of $3.8 million in the second quarter of 2003, $9.3 million in the second quarter of 2002, $6.3 million in the first six months of 2003 and $8.7 million in the first six months of 2002.  Other expenses for the second quarter of 2003 and the first six months of 2003 also include a $6.6 million ($4.8 million to net income) charge associated with the early extinguishment of debt (see Note 4).

The provision for income taxes for the second quarter and first six months of 2003 represented 55 percent of consolidated income before income taxes and minority interests compared with 69 percent for the second quarter of 2002 and 68 percent for the first six months of 2002.  The lower percentage for the 2003 periods primarily reflects the impact of higher income at PT Freeport Indonesia (see “Other Financial Results”).

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

At January 1, 2003, we estimated the fair value of our asset retirement obligations to be $28.5 million.  We recorded the estimated fair value of these liabilities and increased assets and accumulated depreciation as of January 1, 2003.  Prior to the adoption of SFAS No. 143, estimated future reclamation and mine closure costs for our mining operations were accrued and charged to income over the estimated life of the mine using the unit-of-production method based on estimated recoverable proven and probable copper reserves.  The difference between our previously recorded estimated future reclamation and closure costs and the liabilities and net assets recorded under SFAS No. 143, after taxes and minority interest, resulted in a gain of approximately $9.1 million ($0.05 per share), which was recognized as a cumulative effect adjustment for a change in accounting principle.  As a result of adopting SFAS No. 143, we expect for the near term future depreciation and amortization expense to be lower and production costs to be higher with no significant impact on earnings (see Note 2).

RESULTS OF OPERATIONS

We have two operating segments: “mining and exploration” and “smelting and refining.”  The mining and exploration segment includes PT Freeport Indonesia’s copper and gold mining operations in Indonesia and FCX’s Indonesian exploration activities, including those of Eastern Minerals.  The smelting and refining segment includes Atlantic Copper’s operations in Spain and PT Freeport Indonesia’s 25 percent equity investment in PT Smelting. Summary comparative operating income (loss) by segment follows (in millions):

	Second Quarter		Six Months
	2003	2002	2003	2002
Mining and exploration	$279.0	$126.8	$473.6	$208.9
Smelting and refining	(4.1)	2.6	(3.6)	4.0
Intercompany eliminations and other	(33.7)	(7.0)	(37.4)	(2.9)
FCX operating income[a]	$241.2	$122.4	$432.6	$210.0

a.

We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until the final sale to third parties has occurred.  Changes in the amount of these deferred profits reduced operating income by $33.9 million in the second quarter of 2003, $6.1 million in the second quarter of 2002 and $35.9 million in the first six months of 2003, and increased operating income by $2.9 million in the first six months of 2002.  Our consolidated quarterly earnings fluctuate depending on the timing and prices of these sales.

MINING AND EXPLORATION

A summary of changes in PT Freeport Indonesia revenues between the periods follows (in millions):

	Second	Six
	Quarter	Months
PT Freeport Indonesia revenues – prior year period	$319.4	$589.1
Increases (decreases):
Sales volumes:
Copper	33.4	103.6
Gold	140.6	211.0
Price realizations:
Copper	2.8	8.7
Gold	33.1	64.4
Adjustments, primarily for copper pricing on prior period sales	6.5	0.8
Treatment charges, royalties and other	(11.2)	(22.9)
PT Freeport Indonesia revenues – current year period	$524.6	$954.7

PT Freeport Indonesia’s revenues for both the second quarter and first six months of 2003 benefited from higher copper and gold sales volumes because of higher grade material mined compared with the 2002 periods.  Copper sales volumes totaled 395.2 million pounds in the second quarter of 2003, 13 percent higher than the 350.4 million pounds in the second quarter of 2002.   Gold sales volumes totaled 849,200 ounces in the second quarter of 2003, 116 percent higher than the 393,700 ounces in the second quarter of 2002.  Second-quarter 2003 copper and gold sales exceeded previous quarterly estimates primarily because of the timing of mining material previously forecasted to be mined in the second half of 2003.  For the six month periods, copper sales volumes totaled 787.2 million pounds in 2003, 22 percent higher than the 646.5 million pounds in 2002, and gold sales volumes totaled 1,433,100 ounces, 96 percent higher than the 730,300 ounces in 2002.  Copper price realizations were only slightly higher in the 2003 periods.  Gold price realizations of $347.69 in the second quarter of 2003 were nearly $39 per ounce higher than second-quarter 2002 realizations, and realizations in the first six months of 2003 of $345.14 were nearly $45 per ounce higher than the prior year period. Treatment charges and royalties in total were higher in the 2003 periods primarily because of the higher sales volumes and higher gold prices.  Royalties totaled $9.8 million in the second quarter of 2003, $4.1 million in the second quarter of 2002, $16.7 million in the first six months of 2003 and $7.3 million in the first six months of 2002.

Substantially all of PT Freeport Indonesia’s concentrate sales contracts provide final copper pricing in a specified future period based on prices quoted on the London Metal Exchange (LME).   PT Freeport Indonesia records revenues and invoices its customers based on LME prices at the time of shipment.  Under accounting rules, these terms create an “embedded derivative” in our concentrate sales contracts which must be adjusted to fair value through earnings each period until the date of final copper pricing.  PT Freeport Indonesia’s second-quarter 2003 revenues include net additions of $7.6 million for adjustments to the fair value of embedded derivatives in concentrate sales contracts, compared with $4.1 million to second-quarter 2002 revenues.  PT Freeport Indonesia’s six-month 2003 revenues included net additions of $2.6 million for adjustments to the fair value of embedded derivatives in concentrate sales contracts, compared with $14.4 million in the first six months of 2002.

At June 30, 2003, embedded derivatives on consolidated copper sales totaling 144.0 million pounds were recorded at an average price of $0.75 per pound. All of these sales are expected to be finally priced during the third quarter of 2003.  A one-cent movement in the average price used for these embedded derivatives will have an approximate $0.7 million impact on 2003 consolidated net income.

On limited occasions PT Freeport Indonesia has entered into derivative contracts to manage certain risks resulting from fluctuations in commodity prices.  During 2002 and the first six months of 2003, and as of June 30, 2003, PT Freeport Indonesia did not have any contracts in place for its copper and gold sales.  As conditions warrant, PT Freeport Indonesia may enter into new contracts for its future sales; however, it has no plans to do so in the foreseeable future.

PT Freeport Indonesia has commitments from various parties, including Atlantic Copper and PT Smelting, to purchase all of its estimated remaining 2003 production.  Net of Rio Tinto’s interest, PT Freeport Indonesia’s share of sales for the third quarter of 2003 is projected to approximate 320 million pounds of copper and 640,000 ounces of gold. PT Freeport Indonesia’s share of sales for 2003 is projected to approximate 1.4 billion pounds of copper and 2.6 million ounces of gold, reflecting the expectation in 2003 of slightly lower copper ore grades and higher gold ore grades compared with 2002.

PT Freeport Indonesia Operating Results

	Second Quarter		Six Months
	2003	2002	2003	2002
PT Freeport Indonesia, Net of Rio Tinto’s Interest
Copper
Production (000s of recoverable pounds)	401,200	374,500	790,000	671,200
Production (metric tons)	181,900	169,900	358,300	304,500
Sales (000s of recoverable pounds)	395,200	350,400	787,200	646,500
Sales (metric tons)	179,300	158,900	357,100	293,200
Average realized price per pound	$.75	$.75	$.75	$.74
Gold
Production (recoverable ounces)	858,400	444,200	1,438,000	780,000
Sales (recoverable ounces)	849,200	393,700	1,433,100	730,300
Average realized price per ounce	$347.69	$308.76	$345.14	$300.17

Gross profit per pound of copper (cents):
Average realized price	75.3	74.6		74.7	73.6
Production costs:
Site production and delivery	40.0 [a]	34.9	[a]	39.9 [a]	38.8	[a]
Gold and silver credits	(76.2)	(35.2)		(64.5)	(35.2)
Treatment charges	17.4	17.5		17.6	18.4
Royalty on metals	2.5	1.2		2.1	1.1
Cash production costs	(16.3)	18.4		(4.9)	23.1
Depreciation and amortization	14.6	14.9		14.6	14.8
Total production costs	(1.7)	33.3		9.7	37.9
Adjustments, primarily for copper pricing on prior period open sales	1.2	0.1		1.7	1.9
Gross profit per pound of copper	78.2	41.4		66.7	37.6

Second Quarter		Six Months
2003	2002	2003	2002

PT Freeport Indonesia, 100% Operating Statistics
Ore milled (metric tons per day)	221,300	239,600	229,700	241,900
Average ore grade
Copper (percent)	1.24	1.14	1.19	1.02
Gold (grams per metric ton)	1.95	.98	1.59	.85
Gold (ounce per metric ton)	.063	.032	.051	.027
Recovery rates (percent)
Copper	89.8	87.1	89.1	86.4
Gold	87.9	86.3	87.2	86.0
Copper
Production (000s of recoverable pounds)	474,700	457,600	935,200	814,700
Production (metric tons)	215,300	207,600	424,200	369,500
Sales (000s of recoverable pounds)	467,600	428,300	932,100	784,700
Sales (metric tons)	212,100	194,300	422,800	355,900
Gold (recoverable ounces)
Production	1,091,900	581,000	1,829,300	1,000,000
Sales	1,080,100	516,200	1,822,600	936,100

a.

Net of deferred mining costs totaling $14.4 million (3.6 cents per pound) in the second quarter of 2003, $7.7 million (2.2 cents per pound) in the second quarter of 2002, $21.7 million (2.8 cents per pound) in the first six months of 2003 and $12.4 million (1.9 cents per pound) in the first six months of 2002.

Net cash production costs per pound of copper is a measure intended to provide investors with information about the cash generating capacity of our mining operations in Indonesia.  This measure is presented by other copper and gold mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

We calculate gross profit per pound of copper under a “by-product” method, while the copper, gold and silver contained within our concentrates are treated as co-products in our financial statements.  We use the by-product method in the presentation of gross profit per pound because (1) the majority of our revenues are copper revenues, (2) we produce and sell one product, concentrates, which contains all three metals and (3) it is not possible to specifically assign our costs to revenues from the copper, gold and silver we produce in concentrates.  In the co-product method presentation below, costs are allocated to the different products based on their relative revenue values.  Presentations under both methods are shown below along with a reconciliation to amounts reported in the consolidated financial statements.

Three Months Ended June 30, 2003
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold	Silver	Total
Revenues	$302,556	$302,556	$295,076	$5,883	$603,515

Site production and delivery	157,908	79,163	77,206	1,539	157,908
Gold and silver credits	(300,959)	-	-	-	-
Treatment charges	68,613	34,397	33,547	669	68,613
Royalty on metals	9,814	4,920	4,798	96	9,814
Net cash production costs	(64,624)	118,480	115,551	2,304	236,335
Depreciation and amortization	57,700	28,927	28,211	562	57,700
Total production costs	(6,924)	147,407	143,762	2,866	294,035
Adjustments, primarily for copper pricing on prior period sales	(475)	(475)	-	-	(475)
Gross profit	$309,005	$154,674	$151,314	$3,017	$309,005

Pounds of copper sold (000)	395,200	395,200
Ounces of gold sold			849,200
Ounces of silver sold				1,310,500

	By-Product	Co-Product Method
	Method	Copper	Gold	Silver
Gross profit per pound of copper (cents)/ per ounce of gold and silver ($):
Revenues	75.3	75.3	347.69	4.49

Site production and delivery	40.0	20.0	90.92	1.17
Gold and silver credits	(76.2)	-	-	-
Treatment charges	17.4	8.7	39.50	0.51
Royalty on metals	2.5	1.2	5.65	0.07
Net cash production costs	(16.3)	29.9	136.07	1.75
Depreciation and amortization	14.6	7.3	33.22	0.43
Total production costs	(1.7)	37.2	169.29	2.18
Adjustments, primarily for copper pricing on prior period sales	1.2	1.0	(0.22)	(0.01)
Gross profit per pound/ounce	78.2	39.1	178.18	2.30

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$603,515	$157,908	$57,700
Less: Treatment charges per above	(68,613)	N/A	N/A
Royalty per above	(9,814)	N/A	N/A
Other	N/A	5,820	N/A
Adjustments, primarily for copper pricing on prior period sales per above	(475)	N/A	N/A
Mining and exploration segment	524,613	163,728	57,700
Smelting and refining segment	210,681	204,944	7,046
Eliminations and other	(125,839)	(91,264)	3,537
As reported in FCX consolidated financial statements	$609,455	$277,408	$68,283

Three Months Ended June 30, 2002
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold	Silver	Total
Revenues	$259,624	$259,624	$118,956	$4,363	$382,943

Site production and delivery	122,198	82,847	37,959	1,392	122,198
Gold and silver credits	(123,319)	-	-	-	-
Treatment charges	61,458	41,667	19,091	700	61,458
Royalty on metals	4,115	2,790	1,278	47	4,115
Net cash production costs	64,452	127,304	58,328	2,139	187,771
Depreciation and amortization	52,157	35,360	16,202	595	52,157
Total production costs	116,609	162,664	74,530	2,734	239,928
Adjustments, primarily for copper pricing on prior period sales	2,041	2,041	-	-	2,041
Gross profit	$145,056	$99,001	$44,426	$1,629	$145,056

Pounds of copper sold (000)	350,400	350,400
Ounces of gold sold			393,700
Ounces of silver sold				951,600

Gross profit per pound of copper (cents)/ per ounce of gold and silver ($):
Revenues	74.6	74.6	308.76	4.55

Site production and delivery	34.9	23.6	96.42	1.46
Gold and silver credits	(35.2)	-	-	-
Treatment charges	17.5	11.9	48.49	0.74
Royalty on metals	1.2	0.8	3.25	0.05
Net cash production costs	18.4	36.3	148.16	2.25
Depreciation and amortization	14.9	10.1	41.15	0.62
Total production costs	33.3	46.4	189.31	2.87
Adjustments, primarily for copper pricing on prior period sales	0.1	0.1	(6.61)	0.03
Gross profit per pound/ounce	41.4	28.3	112.84	1.71

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$382,943	$122,198	$52,157
Less: Treatment charges per above	(61,458)	N/A	N/A
Royalty per above	(4,115)	N/A	N/A
Other	N/A	439	N/A
Adjustments, primarily for copper pricing on prior period sales per above	2,041	N/A	N/A
Mining and exploration segment	319,411	122,637	52,157
Smelting and refining segment	176,070	164,431	6,892
Eliminations and other	(87,482)	(80,944)	3,256
As reported in FCX consolidated financial statements	$407,999	$206,124	$62,305

Six Months Ended June 30, 2003
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold	Silver	Total
Revenues	$589,088	$589,088	$496,223	$11,484	$1,096,795

Site production and delivery	314,666	169,007	142,364	3,295	314,666
Gold and silver credits	(507,707)	-	-	-	-
Treatment charges	138,172	74,212	62,513	1,447	138,172
Royalty on metals	16,654	8,945	7,535	174	16,654
Net cash production costs	(38,215)	252,164	212,412	4,916	469,492
Depreciation and amortization	114,932	61,730	51,999	1,203	114,932
Total production costs	76,717	313,894	264,411	6,119	584,424
Adjustments, primarily for copper pricing on prior period sales	12,755	12,755	-	-	12,755
Gross profit	$525,126	$287,949	$231,812	$5,365	$525,126

Pounds of copper sold (000)	787,200	787,200
Ounces of gold sold			1,433,100
Ounces of silver sold				2,544,600

Gross profit per pound of copper (cents)/ per ounce of gold and silver ($):
Revenues	74.7	74.7	345.14	4.49

Site production and delivery	39.9	21.5	99.34	1.29
Gold and silver credits	(64.5)	-	-	-
Treatment charges	17.6	9.4	43.62	0.57
Royalty on metals	2.1	1.1	5.26	0.07
Net cash production costs	(4.9)	32.0	148.22	1.93
Depreciation and amortization	14.6	7.8	36.28	0.47
Total production costs	9.7	39.8	184.50	2.40
Adjustments, primarily for copper pricing on prior period sales	1.7	1.7	1.12	0.02
Gross profit per pound/ounce	66.7	36.6	161.76	2.11

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$1,096,795	$314,666	$114,932
Less: Treatment charges per above	(138,172)	N/A	N/A
Royalty per above	(16,654)	N/A	N/A
Other	N/A	9,400	N/A
Adjustments, primarily for copper pricing on prior period sales per above	12,755	N/A	N/A
Mining and exploration segment	954,724	324,066	114,932
Smelting and refining segment	429,076	413,427	14,091
Eliminations and other	(249,749)	(212,615)	7,048
As reported in FCX consolidated financial statements	$1,134,051	$524,878	$136,071

Six Months Ended June 30, 2002
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold	Silver	Total
Revenues	$478,394	$478,394	$219,726	$7,783	$705,903

Site production and delivery	250,589	169,825	78,001	2,763	250,589
Gold and silver credits	(227,509)	-	-	-	-
Treatment charges	119,027	80,666	37,049	1,312	119,027
Royalty on metals	7,332	4,969	2,282	81	7,332
Net cash production costs	149,439	255,460	117,332	4,156	376,948
Depreciation and amortization	95,679	64,842	29,782	1,055	95,679
Total production costs	245,118	320,302	147,114	5,211	472,627
Adjustments, primarily for copper pricing on prior period sales	9,593	9,593	-	-	9,593
Gross profit	$242,869	$167,685	$72,612	$2,572	$242,869

Pounds of copper sold (000)	646,500	646,500
Ounces of gold sold			730,300
Ounces of silver sold				1,727,800

Gross profit per pound of copper (cents)/ per ounce of gold and silver ($):
Revenues	73.6	73.6	300.17	4.48

Site production and delivery	38.8	26.3	106.81	1.60
Gold and silver credits	(35.2)	-	-	-
Treatment charges	18.4	12.5	50.73	0.76
Royalty on metals	1.1	0.8	3.13	0.05
Net cash production costs	23.1	39.6	160.67	2.41
Depreciation and amortization	14.8	10.0	40.78	0.61
Total production costs	37.9	49.6	201.45	3.02
Adjustments, primarily for copper pricing on prior period sales	1.9	1.9	0.71	0.03
Gross profit per pound/ounce	37.6	25.9	99.43	1.49

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$705,903	$250,589	$95,679
Less: Treatment charges per above	(119,027)	N/A	N/A
Royalty per above	(7,332)	N/A	N/A
Other	N/A	2,679	N/A
Adjustments, primarily for copper pricing on prior period sales per above	9,593	N/A	N/A
Mining and exploration segment	589,137	253,268	95,679
Smelting and refining segment	375,597	353,910	13,644
Eliminations and other	(164,055)	(166,137)	6,036
As reported in FCX consolidated financial statements	$800,679	$441,041	$115,359

Mill throughput per day averaged 221,300 metric tons of ore in the second quarter of 2003, 239,600 metric tons of ore in the second quarter of 2002, 229,700 metric tons of ore in the first six months of 2003 and 241,900 metric tons of ore in the first six months of 2002.  The lower mill throughput rates during the 2003 periods reflect the mining of harder ore at the Grasberg open pit.  Mill throughput rates vary based on the characteristics of the ore being processed as we manage our operations to optimize metal production.

PT Freeport Indonesia reached its targeted production rate at the Deep Ore Zone (DOZ) underground mine of 35,000 metric tons of ore per day during the first quarter of 2003.  During the second quarter of 2003 new underground mining production records were established, with combined average production totaling approximately 50,200 metric tons of ore per day from the Intermediate Ore Zone and DOZ mines, representing 23 percent of second-quarter 2003 mill throughput.  DOZ production averaged 40,800 metric tons of ore per day during the second quarter of 2003, and studies are ongoing to evaluate additional low-cost expansion options for the DOZ underground operation. Production at the Intermediate Ore Zone mine has declined during 2003 and the mine is expected to deplete its ore reserves by the end of 2003.  Approximate average daily throughput processed at our mill facilities from each of our producing mines follows (metric tons of ore per day):

	Second Quarter		Six Months
	2003	2002	2003	2002
Grasberg open pit	171,100	202,100	179,600	207,200
Deep Ore Zone underground mine	40,800	19,300	38,300	15,400
Intermediate Ore Zone underground mine	9,400	18,200	11,800	19,300
Total mill throughput	221,300	239,600	229,700	241,900

PT Freeport Indonesia reported higher copper production in the 2003 periods, reflecting the continued mining of higher-grade ore which began late in the second quarter of 2002.  Second-quarter 2003 copper ore grades averaged 1.24 percent, compared with 1.14 percent in the second quarter of 2002.  Copper recovery rates also improved to 89.8 percent for the second quarter of 2003, compared with 87.1 percent for the second quarter of 2002.

Gold production for the second quarter of 2003 was a quarterly record and reflects significantly higher ore grades and higher mill recovery rates over the year-ago period.  In the second quarter of 2003, ore milled averaged 1.95 grams per metric ton (g/t), compared with 0.98 g/t in the second quarter of 2002. Gold recovery rates improved to 87.9 percent for the second quarter of 2003, compared with 86.3 percent for the second quarter of 2002.  As previously reported, we began to access higher-grade ore late in the second quarter of 2002.

Unit site production and delivery costs in the second quarter of 2003 averaged $0.40 per pound of copper, $0.05 per pound higher than the $0.35 reported in the second quarter of 2002. For the first six months of 2003, unit site production and delivery costs of $0.40 per pound were $0.01 per pound higher than the $0.39 per pound in the 2002 period.  Unit site production and delivery costs in the 2003 periods increased from the prior year period because of stronger Indonesian and Australian currencies and higher mine maintenance and energy cost.  Higher grades of ore mined resulted in higher gold credits of $0.76 per pound in the 2003 quarter, compared with the 2002 quarter level of $0.35 per pound.  Gold credits for the first six months of 2003 of $0.65 per pound were also higher than the gold credits of $0.35 per pound in the 2002 period.  Gold ore grades for the second quarter of 2003 increased by 99 percent, compared with the second quarter of 2002, and gold ore grades for the first six months of 2003 increased by 87 percent, compared with the first six months of 2002.

Unit net cash production costs, including gold and silver credits, totaled a record-low net credit of $(0.16) per pound for the second quarter of 2003, and for the full year 2003 we expect them to average a net credit of approximately $(0.04) per pound of copper, a new annual record assuming second half gold prices of $350 per ounce and annual gold sales of 2.6 million ounces.

The functional currency for our operations in Indonesia and Spain is the U.S. dollar.  All of our revenues and significant costs are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in Indonesian rupiah, Australian dollars or euros. Generally, our results are positively affected when the U.S. dollar strengthens in relation to these currencies and adversely affected when the U.S. dollar weakens in relation to these currencies.

PT Freeport Indonesia recorded losses totaling $1.3 million in the second quarter of 2003, $1.2 million in the second quarter of 2002, $1.8 million in the first six months of 2003 and $1.6 million in the first six months of 2002 related to its rupiah-denominated assets and liabilities. PT Freeport Indonesia’s labor costs are mostly rupiah-denominated.  At estimated annual aggregate rupiah payments of one trillion and an exchange rate of 8,265 rupiah to one U.S. dollar, the exchange rate at June 30, 2003, a one-thousand-rupiah increase in the exchange rate would result in an approximate $13 million decrease in aggregate annual operating costs or approximately $0.03 per share to consolidated net income on a diluted basis.  A one-thousand-rupiah decrease in the exchange rate would result in an approximate $17 million increase in aggregate annual operating costs or approximately $0.04 per share to consolidated net income on a diluted basis.

PT Freeport Indonesia purchases certain materials and supplies denominated in Australian dollars.  At estimated annual aggregate Australian dollar payments of 225 million and an exchange rate of $0.67 to one Australian dollar, the exchange rate at June 30, 2003, a $0.01 increase or decrease in the exchange rate would result in an approximate $2 million change in aggregate annual costs or less than $0.01 per share to consolidated net income on a diluted basis.

                At times, PT Freeport Indonesia has entered into foreign currency forward contracts to hedge a portion of its aggregate anticipated Indonesian rupiah and Australian dollar payments.  PT Freeport Indonesia’s foreign currency forward contracts matured in December 2002 and PT Freeport Indonesia has no outstanding foreign currency forward contracts as of June 30, 2003.  PT Freeport Indonesia recorded net gains to production costs for its foreign currency contracts totaling $2.8 million in the second quarter of 2002 and $4.4 million in the first six months of 2002.

Exploration Activities

Block A exploration efforts in the first half of 2003 were primarily associated with drilling near the Deep Ore Zone and the Kucing Liar mines to support the conversion of resources to proven and probable reserves.  Field exploration activities outside of our current mining operations area are in suspension because of safety and security issues and uncertainty relating to an Indonesian law enacted in 1999 prohibiting open-pit mining in protected forest areas.  The current suspensions were granted for one-year periods ending February 26, 2004, for Block B, March 31, 2004, for PT Nabire Bakti Mining and November 15, 2003, for Eastern Minerals. We expect to continue to seek suspension renewals for additional one-year periods for each of the suspended areas as required.

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

Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and income to Atlantic Copper and PT Smelting.  Through our smelter investments, we are assured placement of a significant portion of our concentrate production and are able to achieve operating hedges.  While currently low smelting and refining charges adversely affect the operating results of Atlantic Copper, low charges benefit the operating results of PT Freeport Indonesia’s mining operations.

As a result, changes in smelting and refining charge rates do not have a significant impact on our consolidated operating results. Taking into account taxes and minority ownership interests, an equivalent change in the smelting and refining rates PT Freeport Indonesia pays and the rates Atlantic Copper and PT Smelting receive, would essentially offset in our consolidated operating results.

Atlantic Copper Operating Results
($ In Millions)	Second Quarter		Six Months
	2003	2002	2003	2002
Gross profit	$(1.3)	$4.7	$1.6	$8.0
Add depreciation and amortization expense	7.0	6.9	14.1	13.6
Other	0.4	1.0	0.3	1.5
Cash margin	$6.1	$12.6	$16.0	$23.1

Operating income (loss)	$(4.1)	$2.6	$(3.6)	$4.0
Concentrates and scrap treated (metric tons)	244,600	242,500	486,700	500,800
Anodes production (000s of pounds)	163,800	152,100	323,400	322,200
Cathodes, wire rod and wire sales (000s of pounds)	140,200	140,400	278,900	276,200
Gold sales in anodes and slimes (ounces)	205,600	159,800	447,600	411,400

                Atlantic Copper’s operating cash margin was $6.5 million lower in the 2003 quarter, compared with the 2002 quarter, and $7.1 million lower in the first six months of 2003, compared with the first six months of 2002, primarily because of lower treatment charge rates and higher unit costs.  Atlantic Copper’s cathode cash production costs per pound of copper, before currency hedging, averaged $0.16 in the second quarter of 2003 and the first six months of 2003, compared with $0.12 in the second quarter of 2002 and $0.11 in the first six months of 2002.  The higher unit costs in the 2003 periods primarily reflect a stronger euro currency in relation to the U.S. dollar, which added approximately $0.03 per pound to the 2003 second quarter and six-month periods when compared to the 2002 periods.  Atlantic Copper is planning a 45-day maintenance turnaround in the second quarter of 2004 .  The estimated cost of $24 million will be charged to expense when incurred , and Atlantic Copper’s operating results will reflect reduced production during the turnaround period.  Atlantic Copper’s average treatment rates continued at historically low levels of $0.15 per pound for the second quarter of 2003 and $0.16 per pound for the first six months of 2003, compared with $0.17 per pound for both 2002 periods.  In July 2003, Atlantic Copper successfully negotiated new labor contracts covering its smelter/refinery and copper wire manufacturing workforce in Huelva, Spain with no material changes in terms.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Smelting and refining segment production costs reported in FCX’s consolidated financial statements	$204,944	$164,431	$413,427	$353,910
Less:
Raw material purchase costs	(88,901)	(79,670)	(170,597)	(160,945)
Production costs of wire rod and wire	(16,658)	(11,457)	(35,831)	(25,515)
Production costs of anodes sold	(2,852)	(1,114)	(5,505)	(3,850)
Currency hedging	2,502	(651)	4,117	(1,963)
Other	(578)	(811)	(663)	(1,514)
Credits:
Gold and silver revenues	(71,116)	(49,741)	(152,189)	(121,527)
Acid and other by-product revenues	(4,760)	(4,230)	(9,345)	(8,022)
Production costs used in calculating cathode cash production cost per pound	$22,581	$16,757	$43,414	$30,574

Pounds of cathode produced	137,900	140,300	272,800	276,500

Cathode cash production cost per pound before hedging	$0.16	$0.12	$0.16	$0.11

The majority of Atlantic Copper’s revenues are denominated in U.S. dollars; however, operating costs, other than concentrate purchases, and certain asset and liability accounts are denominated in euros. Atlantic Copper’s estimated annual euro payments total approximately 100 million euros and at a June 30, 2003, exchange rate of $1.14 per euro, a $0.05 increase or decrease in the exchange rate would result in an approximate $5 million change in annual costs, before any hedging effects, or approximately $0.03 per share to our consolidated net income on a diluted basis.

In connection with refinancing its debt in June 2000, Atlantic Copper’s lenders required a significantly expanded program to hedge anticipated euro-denominated operating costs.  In March 2003, Atlantic Copper’s lenders agreed to waive the requirements to hedge anticipated euro-denominated operating costs and interest costs.  Atlantic Copper has extend ed the waiver through September 2003.  At June 30, 2003, Atlantic Copper had contracts to purchase 31.3 million euros at an average exchange rate of $1.02 per euro through December 2003.  These contracts currently hedge approximately 63 percent of Atlantic Copper’s projected remaining 2003 euro disbursements.  Each $0.01 change in the US$/euro exchange rate impacts the market value of these contracts by approximately $0.3 million.  Atlantic Copper’s operating results reflect gains (losses) on currency hedging contracts that matured during the periods totaling $2.5 million in the second quarter of 2003, $(0.7) in the second quarter of 2002, $4.1 million in the first six months of 2003 and $(2.0) million in the first six months of 2002.  Atlantic Copper recorded gains to Other Comprehensive Income, a component of stockholders’ equity, totaling $0.1 million in the second quarter of 2003, $12.1 million in the second quarter of 2002, $1.1 million in the first six months of 2003 and $11.0 million in the first six months of 2002 for its currency hedging contracts that remained open as of the end of those periods.

Atlantic Copper had euro-denominated net monetary liabilities at June 30, 2003, totaling $81.4 million recorded at an exchange rate of $1.14 per euro.  The exchange rate was $1.09 per euro at March 31, 2003, and $1.05 per euro at December 31, 2002.  Adjustments to Atlantic Copper’s euro-denominated net liabilities to reflect changes in the exchange rate are recorded in other expenses and totaled a charge of $3.8 million in the second quarter of 2003, $9.3 million in the second quarter of 2002, $6.3 million in the first six months of 2003 and $8.7 million in the first six months of 2002.

We are currently reviewing options with respect to Atlantic Copper's financial obligations as a result of the effect of continued low treatment rates on its results.  These options include the possibility of restructuring Atlantic Copper's debt, additional capital contributions by FCX and business combination transactions. As of June 30, 2003, FCX’s net investment in Atlantic Copper totaled approximately $36 million and Atlantic Copper's debt under nonrecourse financing arrangements totaled $273.4 million ..

PT Smelting Operating Results
	Second Quarter		Six Months
	2003	2002	2003	2002
	(In millions)
PT Freeport Indonesia sales to PT Smelting	$154.6	$38.9	$275.9	$138.1
Equity in PT Smelting earnings (losses)	2.3	(2.5)	2.9	(3.4)
PT Freeport Indonesia profits (deferred) recognized	(6.5)	0.5	(4.4)	1.1

PT Freeport Indonesia accounts for its 25 percent interest in PT Smelting using the equity method and provides PT Smelting with substantially all of its concentrate requirements.  PT Smelting treated 208,400 metric tons of concentrate in the second quarter of 2003, 60 percent more than the 130,600 metric tons treated in the 2002 quarter, and 420,700 metric tons in the first six months of 2003, 36 percent more than the 308,300 metric tons treated in the first six months of 2002.  The lower level of concentrate treated in 2002 and the lower anodes and cathodes production and sales were caused by a scheduled maintenance turnaround.  PT Smelting’s copper cathode cash production costs per pound (see below) totaled $0.10 in the second quarter of 2003 and first six months of 2003, compared with $0.25 in the 2002 second quarter and $0.18 for the first six months of 2002, reflecting the impact of the 28-day maintenance turnaround in May 2002. The next maintenance turnaround is scheduled to occur in 2004.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Production costs – PT Smelting (100%)	$14,161	$21,301	$27,428	$34,928
Add: Gold and silver refining charges	1,372	646	2,863	1,888
Less: Acid and other by-product revenues	(1,873)	(1,088)	(3,888)	(2,493)
Production cost of anodes sold	(1,173)	2,518	(2,424)	3,088
Production cost used in calculating cathode cash production cost	$12,487	$23,377	$23,979	$37,411

Cathode production (pounds)	124,100	92,400	245,100	210,200

Cathode cash production cost per pound	$0.10	$0.25	$0.10	$0.18

Reconciliation to Amounts Reported
Production costs per above	$(14,161)	$(21,301)	$(27,428)	$(34,928)
Other costs	(180,984)	(93,309)	(367,279)	(228,512)
Revenue and other income	204,463	104,704	406,977	250,490
PT Smelting net income (loss)	9,318	(9,906)	12,270	(12,950)

PT Freeport Indonesia’s 25% equity interest	2,330	(2,477)	3,068	(3,238)
Amortization of excess investment cost	(60)	(60)	(121)	(121)
Equity in PT Smelting earnings (losses) per FCX consolidated financial statements	$2,270	$(2,537)	$2,947	$(3,359)

Our revenues include PT Freeport Indonesia’s sales to PT Smelting, but we defer recognizing profits on 25 percent of PT Freeport Indonesia sales to PT Smelting remaining in PT Smelting’s inventory at the end of the period.  The effect of changes in these deferred profits was the deferral of operating profits totaling $6.5 million in the second quarter of 2003 and $4.4 million in the first six months of 2003, and the recognition of operating profits of $0.5 million in the second quarter of 2002 and $1.1 million in the first six months of 2002.

OTHER FINANCIAL RESULTS

The FCX/Rio Tinto joint ventures incurred $2.8 million of aggregate exploration costs in the second quarter of 2003, $1.3 million in the second quarter of 2002, $5.2 million in the first six months of 2003 and $2.5 million in the first six months of 2002.  Our exploration program for 2003 is focused on targets in Block A that have high potential to add reserves and to provide information to support future exploration.  We incurred $1.8 million of exploration expense in the second quarter of 2003, $0.8 million in the second quarter of 2002, $3.3 million in the first six months of 2003 and $1.6 million in the first six months of 2002, representing our share of exploration costs.

Second-quarter 2003 general and administrative expenses of $20.7 million were $4.3 million higher than the $16.4 million reported in the 2002 quarter, while general and administrative expenses for the first six months of 2003 were $4.4 million higher at $37.2 million, compared with $32.8 million reported in the 2002 period.  The increase in the second quarter of 2003 primarily relates to a $1.5 million increase in costs for stock appreciation rights compared with the 2002 quarter caused by an increase in FCX’s stock price.  Other causes for the increase include higher costs at Atlantic Copper, primarily because of a stronger euro currency, higher insurance costs and higher legal costs.

                Total interest cost (before capitalization) was $56.3 million in the second quarter of 2003, $47.0 million in the second quarter of 2002, $109.4 million in the first six months of 2003 and $94.4 million in the first six months of 2002. Interest costs increased in the 2003 periods primarily because of the two senior note offerings completed during the first quarter of 2003 which increased average outstanding debt balances and interest rates (see “Capital Resources and Liquidity – Financing Activities”).  We capitalized $0.8 million of interest costs in the second quarter of 2003, $3.5 million in the second quarter of 2002, $1.5 million in the first six months of 2003 and $6.6 million in the first six months of 2002.  Capitalized interest costs primarily related to the development of the Deep Ore Zone mine which reached targeted capacity in the first quarter of 2003.

The provision for income taxes as a percentage of consolidated income before income taxes and minority interest totaled 55 percent for the second quarter of 2003, 69 percent for the second quarter of 2002, 55 percent for the first six months of 2003 and 68 percent for the first six months of 2002.  PT Freeport Indonesia’s Contract of Work provides for a 35 percent corporate income tax rate, and the tax treaty between Indonesia and the United States provides for a withholding tax of 10 percent on dividends and interest that PT Freeport Indonesia pays to our parent company.  We also incur a U.S. alternative minimum tax at a rate of 2 percent based primarily on consolidated income, net of smelting and refining results.  We currently record no income taxes at Atlantic Copper, which is subject to taxation in Spain, because it has not generated significant taxable income in recent years and has substantial tax loss carry forwards for which we have provided no financial statement benefit.

We receive minimal tax benefit from costs incurred by our parent company, primarily because it generates no taxable income from U.S. sources.  We also currently receive no tax benefit from losses in our smelting and refining segment because those losses cannot be used to offset PT Freeport Indonesia’s profits in Indonesia.  Thus, the percentage of our provision for income taxes compared to our consolidated income before income taxes and minority interest will decrease as PT Freeport Indonesia’s income increases and vice versa absent changes in Atlantic Copper and the parent company costs.  Parent company costs consist primarily of interest, depreciation and amortization, and general and administrative expenses.  Summaries of the significant components of our calculation of the consolidated provision for income taxes are shown below (in thousands, except percentages).

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Mining and exploration segment operating income	$278,991	$126,818	$473,636	$208,862
Mining and exploration segment interest expense, net	(14,520)	(18,797)	(29,872)	(37,910)
Intercompany operating profit recognized (deferred)	(33,877)	(6,059)	(35,885)	2,893
Book taxable income	230,594	101,962	407,879	173,845
Indonesian corporate income tax rate (35%) plus U.S. alternative minimum tax rate (2%)	37%	37%	37%	37%
Corporate income taxes	85,320	37,726	150,915	64,323

PT Freeport Indonesia net income	145,274	64,236	256,964	109,522
Withholding tax on FCX’s equity share	9.064%	9.064%	9.064%	9.064%
Withholding taxes	13,168	5,822	23,291	9,927

Other	(580)	2,492	916	604	[a]

FCX consolidated provision for income taxes	$97,908	$46,040	$175,122	$74,854
FCX consolidated effective tax rate	55%	69%	55%	68%

a. Includes a $2.4 million tax refund.

CAPITAL RESOURCES AND LIQUIDITY

Net cash provided by operating activities was $2 84.1 million for the first six months of 2003, compared with $152.8 million for the first six months of 2002. Net cash used in investing activities totaled $36.7 million in the first six months of 2003, compared with $57.9 million in the 2002 period. Net cash provided by financing activities totaled $4 85 ..1 million in the first six months of 2003 compared with a use of $93.8 million in the first six months of 2002.

Operating Activities

Operating cash flow improved $1 31 ..3 million to $2 84 ..1 million in the first six months of 2003 from $152.8 million in the first six months of 2002 primarily because of higher net income.  Working capital changes related to the timing of certain receipts and payments reduced operating cash flow by $44.7 million in the first six months of 2003 and $34.4 million in the first six months of 2002.

Investing Activities

Capital expenditures for PT Freeport Indonesia and Atlantic Copper totaled $62.2 million for the first six months of 2003 and $81.5 million for the first six months of 2002.  Our capital expenditures for 2003 are expected to total approximately $160 million, including approximately $40 million to complete expansion of the Deep Ore Zone mine to 35,000 metric tons of ore per day and to complete work on the Grasberg overburden handling system.  We expect to fund our 2003 capital expenditures with operating cash flows and available cash.  We sold $23.6 million of our restricted investments in the first quarter of 2003 and $23.7 million in the first quarter of 2002 and used the proceeds to pay scheduled semiannual payments of interest on our 8 ¼% Convertible Senior Notes.  Restricted investments totaling $73.5 million at June 30, 2003, are scheduled to fund interest payments on our 8 ¼% Convertible Senior Notes through July 2004.

In July 2003, FCX acquired the 85.7 percent ownership interest in PT Puncakjaya Power (PJP) owned by affiliates of Duke Energy Corporation for $78 million cash.  PJP is the owner of assets supplying power to PT Freeport Indonesia’s operations, including the 3x65 megawatt coal-fired power facilities, diesel generating capacity and other project assets.  PT Freeport Indonesia purchases power from P JP under infrastructure asset financing arrangements.   At June 30, 2003, PT Freeport Indonesia had infrastructure asset financing obligations to PJP totaling $312.8 million.  As a result of this transaction, our consolidated balance sheet will no longer reflect PT Freeport Indonesia’s obligation to PJP, but instead will reflect the $258.8 million of PJP bank debt at June 30, 2003, a $54.0 million reduction in our consolidated debt.   The transaction is expected to have a net positive effect on consolidated earnings of approximately $1 2 million per year, primarily from reduced interest costs.

Financing Activities

During the first quarter of 2003, we completed two senior note offerings.  On January 29, 2003, we sold $500 million of 10⅛% Senior Notes due 2010.  Interest on the notes is payable semiannually on February 1 and August 1 of each year, beginning August 1, 2003.  We may redeem some or all of the notes at our option at a make-whole redemption price prior to February 1, 2007, and afterwards at stated redemption prices.  The indenture governing the notes contains restrictions on incurring debt, creating liens, entering into sale leaseback transactions, taking actions to limit distributions from certain subsidiaries, selling assets, entering into transactions with affiliates, paying cash dividends on common stock, repurchasing or redeeming common or preferred equity, prepaying subordinated debt and making investments.  Pursuant to the restricted payment covenant, the amount available for dividend and other restricted payments as of June 30, 2003, was approximately $170 million.

On February 11, 2003, we sold $575.0 million of 7% Convertible Senior Notes due 2011.  Interest on the notes is payable semiannually on March 1 and September 1 of each year, beginning September 1, 2003.  The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of FCX common stock at a conversion price of $30.87 per share, which is equal to a conversion rate of approximately 32.39 shares of common stock per $1,000 principal amount of notes.

We used a portion of the $1.046 billion in net proceeds from the two note offerings to repay all of our outstanding amounts under our bank credit facilities. Following the sale of the notes and repayment of the outstanding amounts under the bank credit facilities, FCX and PT Freeport Indonesia had remaining a revolving credit facility with $150 million available under the terms of the bank credit facilities. We subsequently terminated our lending commitments and established an interim credit facility totaling $150 million with JP Morgan.  The interim credit facility represents an amendment to the previous facility and requires us to provide $100 million of cash security, unless we elect to reduce the available $150 million commitment.  The banks waived the restrictive covenants. This facility is expected to remain undrawn and to be replaced with a new facility later in 2003.  At June 30, 2003, FCX and PT Freeport Indonesia had deferred financing costs related to this facility totaling $10.1 million, which may be adjusted upon entering into a new facility.

In February 2003, our Board of Directors authorized the initiation of an annual cash dividend on FCX’s common stock of $0.36 per share ($0.09 payable quarterly).  In April and July 2003, our Board of Directors approved $0.09 per share dividends on our common stock payable May 1, 2003, and August 1, 2003, respectively.

In June 2000, our Board of Directors authorized a 20-million-share increase in our open market share purchase program, bringing the total shares approved for purchase under this program to 80 million. From inception of these programs in July 1995, we have purchased 70.7 million shares for $1.24 billion (an average of $17.53 per share) and approximately 9.3 million shares remain available under the program. We have not purchased any of our shares since the first quarter of 2001 and our bank credit facilities prohibited common stock purchases until we recently amended them.   The timing of future purchases is dependent upon may factors, including the price of our common shares, our business and financial position, and general economic and market conditions.   As noted earlier, FCX’s 10 ⅛% Senior Notes contain limitations on restricted payments, including common stock purchases.

In April 2003, we concluded tender offers to purchase any and all of our outstanding 7.20% Senior Notes due 2026 and our 7.50% Senior Notes due 2006.  Of the $450 million outstanding at March 31, 2003, notes with a face amount of $234.0 million were tendered for $239.0 million cash.  We recorded a charge to other expenses of $6.6 million, $4.8 million to net income, in the second quarter of 2003 associated with these early extinguishments of debt.   In July 2003, we purchased an additional $76.0 million face amount of our 7.20% Senior Notes for $77.2 million, and will record a charge to other expenses of $1.3 million ($0.9 million to net income) in the third quarter of 2003.   We are currently reviewing our options for repaying other outstanding debt, which could result in the recognition of losses and gains in future periods.  Depending on the timing and structure of a new credit facility and repayments of other outstanding debt, certain of our deferred financing costs in addition to scheduled amortization may be charged to 2003 earnings.

Below is a summary (in millions) of our debt and redeemable preferred stock maturities based on loan balances as of June 30, 2003, and the June 30, 2003, London P.M. gold fixing price for one ounce of gold ($346.00) and the London silver fixing price for one ounce of silver ($4.51) in the London bullion market (which determine the preferred stock redemption amounts).  As of July 31, 2003, our cash and cash equivalent balances totaled approximately $ 665 million.

	2003	2004	2005	2006	2007	Thereafter
7.20% Senior Notes due 2026 [a]	$149.5	$-	$-	$-	$-	$-
Infrastructure financings and equipment loans	21.1	47.1	57.4	61.1	38.4	179.3
Atlantic Copper facilities and other	38.7	67.6	24.2	24.1	88.7	30.0
7.50% Senior Notes due 2006	-	-	-	66.5	-	-
8¼% Convertible Senior Notes[b]	-	-	-	603.8	-	-
10⅛% Senior Notes due 2010	-	-	-	-	-	500.0
7% Convertible Senior Notes[b]	-	-	-	-	-	575.0
Total debt maturities	209.3	114.7	81.6	755.5	127.1	1,284.3
Redeemable preferred stock[c]	218.3	10.7	10.7	159.7	-	-
Total maturities at June 30, 2003	$427.6	$125.4	$92.3	$915.2	$127.1	$1,284.3

a.

Although due in 2026, the holders of the 7.20% Senior Notes may, and are expected to, elect early repayment in November 2003.  In July 2003, we purchased $76.0 million of these notes.

b.

Conversion price is $14.30 per share for the 8 ¼% Convertible Senior Notes and $30.87 per share for the 7% Convertible Senior Notes.

c.

Represents $10.7 million each year for our Silver-Denominated Preferred Stock, $207.6 million in August 2003 for our Gold-Denominated Preferred Stock, and $149.0 million in February 2006 for our Gold-Denominated Preferred Stock, Series II. In accordance with SFAS No. 150 (see Note 8), FCX’s mandatorily redeemable preferred stock will be classified as debt effective July 1, 2003.  On August 1, 2003, we redeemed the Gold-Denominated Preferred Stock for $210.5 million and a portion of the Silver-Denominated Preferred Stock for $10.8 million.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our performance in the future.  Forward-looking statements are all statements other than historical facts, such as those regarding anticipated sales volumes, ore grades, commodity prices, capital expenditures, the earnings impact of acquiring an interest in PJP, debt maturities and other commitments, establishment of a new credit facility, and political, economic and social conditions in our areas of operations.  We caution you that these statements are not guarantees of future performance, and our actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements.  Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include unanticipated declines in the average grades of ore mined, unanticipated milling and other processing problems, labor relations, weather conditions, the speculative nature of mineral exploration, fluctuations in interest rates and other adverse financial market conditions, and other factors described in more detail under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2002.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes in our market risks since the year ended December 31, 2002.  For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures.

Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q.  Based on their evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to FCX (including our consolidated subsidiaries) required to be disclosed in our periodic Securities and Exchange Commission filings.

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

In May 2003, PT Freeport Indonesia received a U.S. federal grand jury subpoena for the production of documents in connection with an anti-trust investigation of the copper concentrate industry.  PT Freeport Indonesia has not been identified as a target and is cooperating fully with the investigation.

Item 6.

Exhibits and Reports on Form 8-K.

(a)

The exhibits to this report are listed in the Exhibit Index beginning on Page E-1 hereof.

(b)

During the quarter for which this report is filed, the registrant filed six Current Reports on Form 8-K reporting events under Item 5 dated April 3, 2003, April 4, 2003, April 17, 2003, April 24, 2003, May 13, 2003, June 20, 2003 and one Current Report on Form 8-K reporting events under Item 12 dated April 17, 2003.

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

Date:  August 11 , 2003

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

2.2

      Amendment dated May 31, 1995 to the Rio Tinto Agreement.  Incorporated by reference to Exhibit 2.2 to the FCX November 5, 2001 Form S-3.

2.3

      Distribution Agreement dated as of July 5, 1995 between FTX and FCX.  Incorporated by reference to Exhibit 2.3 to the FCX November 5, 2001 Form S-3.

3.1          Amended and Restated Certificate of Incorporation of FCX.  Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 2002.

3.2

      Certificate of Amendment to Amended and Restated Certificate of Incorporation of FCX.  Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 2003 (the FCX 2003 First Quarter Form 10-Q).

3.3

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

4.8

      Form of Silver-Denominated Depositary Receipt. Incorporated by reference to Exhibit 4.8 to the FCX 2002 Second Quarter Form 10-Q.

4.9

      Amended and Restated Credit Agreement dated as of October 19, 2001 among FCX, PT Freeport Indonesia, the several financial institutions that are parties thereto, U.S. Bank Trust National Association, as PT Freeport Indonesia Trustee, J.P. Morgan Securities Inc., as A rranger, and The Chase Manhattan Bank as A dministrative A gent, S ecurity A gent, JAA S ecurity A gent and D ocumentary A gent.  Incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q of FCX for the quarter ended September 30, 2001.

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

4.18

      Amendment to Amended and Restated Credit Agreement dated as of March 21, 2003.

4.19

      Indenture dated as of January 29, 2003 from FCX to The Bank of New York, as Trustee, with respect to the 10 ⅛% Senior Notes due 2010.  Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated February 6, 2003.

4.20

      Indenture dated as of February 11, 2003 from FCX to The Bank of New York, as Trustee, with respect to the 7% Convertible Senior Notes due 2011.  Incorporated by reference to the Current Report on Form 8-K of FCX dated February 11, 2003.

4.21

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

         Executive Compensation Plans and Arrangements (Exhibits 10.9 through 10.3 5 )

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

10.11        FCX President’s Award Program.  Incorporated by reference to Exhibit 10.7 to the FCX November 5, 2001 Form S-3.

10.12        FCX Adjusted Stock Award Plan, as amended.  Incorporated by reference to Exhibit 10.15 to the 1997 FCX Form K.

10.13        FCX 1995 Stock Option Plan.  Incorporated by reference to Exhibit 10.8 to the FCX November 5, 2001 Form S-3.

10.14        FCX 1995 Stock Option Plan for Non-Employee Directors, as amended.  Incorporated by reference to Exhibit 10.1 the FCX 1997 Form 10-K.

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

10.18

Amended Financial Counseling and Tax Return Preparation and Certification Program of FCX.  Incorporated by reference to Exhibit 10.18 to the FCX 2003 First Quarter Form 10-Q.

10.19

FM Services Company Performance Incentive Awards Program as amended effective February 2, 1999.  Incorporated by reference to Exhibit 10.19 to the 1998 FCX Form 10-K.

10.20

Amended FM Services Company Financial Counseling and Tax Return Preparation and Certification Program.  Incorporated by reference to Exhibit 10.20 to the FCX 2003 First Quarter Form 10-Q .

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

10.28

Supplemental Letter Agreement dated July 14, 2003 between J. Bennett Johnston, Jr. and FMS.

10.29

Letter Agreement dated November 1, 1999 between FMS and Gabrielle K. McDonald.   Incorporated by reference to Exhibit 10.33 to the FCX 1999 Form 10-K.

10.30

Supplemental Letter Agreement dated July 14, 2003 between FMS and Gabrielle K. McDonald.

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

10.35

FCX 2003 Stock Incentive Plan, as amended.

15.1

        Letter dated July 17, 2003 from Ernst & Young LLP regarding unaudited interim financial statements.

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).

32.1

Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2

Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.