Form 10-Q
period 2003-09-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2003-11-10
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

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

On September 30, 2003, there were issued and outstanding 170,909,710 shares of the registrant’s Class B Common Stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

FREEPORT-McMoRan COPPER & GOLD INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.

CONDENSED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2003	2002
	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$528,593	$7,836
Restricted investments and cash	34,585	49,809
Accounts receivable	280,898	190,509
Inventories	381,066	387,247
Prepaid expenses and other	10,365	2,579
Total current assets	1,235,507	637,980
Property, plant, equipment and development costs, net	3,242,730	3,320,561
Lease receivable and other assets	156,656	52,661
Deferred mining costs	115,588	78,235
Investment in PT Smelting	43,959	44,619
Restricted investments and cash	-	58,137
Total assets	$4,794,440	$4,192,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$281,410	$262,310
Current portion of long-term debt and short-term borrowings	175,547	77,112
Accrued income taxes	106,577	81,319
Unearned customer receipts	47,488	36,754
Rio Tinto share of joint venture cash flows	44,443	51,297
Accrued interest payable	23,646	29,081
Total current liabilities	679,111	537,873
Long-term debt, less current portion:
Convertible senior notes	867,604	603,750
Senior notes	639,967	450,000
Infrastructure asset financings	200,906	310,674
Redeemable preferred stock	192,381	-
Atlantic Copper debt	161,293	233,642
Equipment and other loans	90,456	84,212
FCX and PT Freeport Indonesia credit facilities	-	279,000
Total long-term debt, less current portion	2,152,607	1,961,278
Accrued postretirement benefits and other liabilities	151,714	140,016
Deferred income taxes	853,532	706,510
Minority interests	179,504	129,687
Redeemable preferred stock	-	450,003
Stockholders' equity	777,972	266,826
Total liabilities and stockholders' equity	$4,794,440	$4,192,193

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In Thousands, Except Per Share Amounts)
Revenues	$631,990	$538,739	$1,766,041	$1,339,418
Cost of sales:
Production and delivery	263,627	238,231	788,505	679,272
Depreciation and amortization	63,979	77,077	200,050	192,436
Total cost of sales	327,606	315,308	988,555	871,708
Exploration expenses	1,685	908	5,016	2,462
General and administrative expenses	16,421	16,447	53,640	49,219
Total costs and expenses	345,712	332,663	1,047,211	923,389
Operating income	286,278	206,076	718,830	416,029
Equity in PT Smelting earnings (losses)	1,294	(1,864)	4,241	(5,223)
Interest expense, net	(48,089)	(41,388)	(156,076)	(129,162)
Losses on extinguishment and conversion of debt	(25,988)	-	(32,566)	-
Other income (expenses), net	(376)	807	(4,324)	(8,488)
Income before income taxes and minority interests	213,119	163,631	530,105	273,156
Provision for income taxes	(117,683)	(81,134)	(292,805)	(155,988)
Minority interests in net income of consolidated subsidiaries	(17,271)	(11,534)	(42,441)	(23,063)
Net income before cumulative effect of changes in accounting principles	78,165	70,963	194,859	94,105
Cumulative effect of changes in accounting principles, net	(24,675)	-	(15,593)	(3,049)
Net income	53,490	70,963	179,266	91,056
Preferred dividends	(6,124)	(9,426)	(25,283)	(28,097)
Net income applicable to common stock	$47,366	$61,537	$153,983	$62,959

Net income per share of common stock:
Basic:
Before cumulative effect	$.45	$.42	$1.13	$.46
Cumulative effect	(.15)	-	(.10)	(.02)
Net income per share of common stock	$.30	$.42	$1.03	$.44
Diluted:
Before cumulative effect	$.41	$.39	$1.06	$.45
Cumulative effect	(.12)	-	(.08)	(.02)
Net income per share of common stock	$.29	$.39	$.98	$.43
Average common shares outstanding:
Basic	159,407	144,894	150,185	144,567
Diluted	194,335	188,877	191,146	146,446

Dividends paid per common share	$0.09	$ -	$0.18	$ -

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(In Thousands)
Cash flow from operating activities:
Net income	$179,266	$91,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,050	192,436
Cumulative effect of changes in accounting principles	15,593	3,049
Losses on extinguishment and conversion of debt	32,566	-
Deferred income taxes	81,014	34,617
Equity in PT Smelting (earnings) losses	(4,241)	5,223
Minority interests’ share of net income	42,441	23,063
Change in deferred mining costs	(37,353)	(23,698)
Currency translation loss	7,800	7,071
Amortization of deferred financing costs	13,361	9,002
Elimination of profit on PT Freeport Indonesia sales to PT Smelting	5,595	6,277
Provision for inventory obsolescence	4,500	4,500
Other	(4,897)	(2,032)
(Increases) decreases in working capital:
Accounts receivable	(74,606)	(43,229)
Inventories	(15,359)	(26,990)
Prepaid expenses and other	(5,555)	(1,658)
Accounts payable and accrued liabilities	13,262	(35,696)
Rio Tinto share of joint venture cash flows	(6,008)	31,680
Accrued income taxes	22,366	29,589
Increase in working capital	(65,900)	(46,304)
Net cash provided by operating activities	469,795	304,260

Cash flow from investing activities:
PT Freeport Indonesia capital expenditures	(90,145)	(143,698)
Atlantic Copper capital expenditures	(6,108)	(1,962)
Investment in PT Puncakjaya Power, net of cash acquired	(68,068)	-
Sale of restricted investments	71,848	47,938
Sale of assets and other	1,165	(167)
Net cash used in investing activities	(91,308)	(97,889)

Cash flow from financing activities:
Net proceeds from sales of senior notes	1,046,437	-
Proceeds from other debt	71,586	342,607
Repayments of debt	(739,499)	(485,286)
Redemptions of preferred stock	(221,289)	(11,671)
Cash dividends paid:
Common stock	(26,289)	-
Preferred stock	(27,555)	(27,896)
Minority interest	(1,623)	-
Proceeds from exercised stock options	43,839	7,549
Financing costs and other	(3,337)	(1,234)
Net cash provided by (used in) financing activities	142,270	(175,931)
Net increase in cash and cash equivalents	520,757	30,440
Cash and cash equivalents at beginning of year	7,836	7,587
Cash and cash equivalents at end of period	$528,593	$38,027

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income before preferred dividends and cumulative effect of changes in accounting principles	$78,165	$70,963	$194,859	$94,105
Preferred dividends	(6,124)	(9,426)	(25,283)	(28,097)
Net income before cumulative effect	72,041	61,537	169,576	66,008
Cumulative effect of changes in accounting principles	(24,675)	-	(15,593)	(3,049)
Net income applicable to common stock	47,366	61,537	153,983	62,959
Plus impact of assumed conversion of 8 ¼% Convertible Senior Notes, after taxes	8,412	12,590	33,753	-
Diluted net income applicable to common stock	$55,778	$74,127	$187,736	$62,959

Weighted average common shares outstanding	159,407	144,894	150,185	144,567
Add: Shares issuable upon conversion of 8 ¼% Convertible Senior Notes	31,068	42,220	38,503	-
Dilutive stock options	3,661	1,497	2,253	1,606
Restricted stock	199	266	205	273
Weighted average common shares outstanding for purposes of calculating diluted net income per share	194,335	188,877	191,146	146,446

Diluted net income per share of common stock:
Before cumulative effect	$0.41	$0.39	$1.06	$0.45
Cumulative effect	(0.12)	-	(0.08)	(0.02)
Net income per share of common stock	$0.29	$0.39	$0.98	$0.43

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

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
Weighted average outstanding options	2,084		7,905		2,264		7,905
Weighted average exercise price	$33.64		$22.73		$33.10		$22.73

Dividends on convertible preferred stock	$6,125		$6,125		$18,374		$18,374
Weighted average shares issuable upon conversion	11,690		11,690		11,690		11,690

Interest on 8 ¼% Convertible Senior Notes, net of taxes	-	[a]	-	[a]	-	[a]	$37,900
Weighted average shares issuable upon conversion	-	[a]	-	[a]	-	[a]	42,220

Interest on 7% Convertible Senior Notes, net of taxes [b]	$10,357		N/A		$26,516		N/A
Weighted average shares issuable upon conversion [b]	18,625		N/A		15,828		N/A

a.

Included in diluted calculation.

b.

FCX’s 7% Convertible Senior Notes were issued on February 11, 2003, and are convertible into 18.6 million shares of common stock (see Note 4).

Stock-Based Compensation Plans.  FCX has three stock-based employee compensation plans and one stock-based director compensation plan, which are more fully described in Note 7 of FCX’s 2002 Annual Report on Form 10-K.  At FCX’s annual meeting of stockholders on May 1, 2003, stockholders approved FCX’s 2003 Stock Incentive Plan.  The 2003 Stock Incentive Plan provides for the issuance of stock options, stock appreciation rights, restricted stock and other stock-based awards for up to 8.0 million shares to eligible participants.  FCX accounts for all of its plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation cost for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. The following table illustrates the effect on net income and earnings per share if FCX had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which requires compensation cost for all stock-based employee compensation plans to be recognized based on the use of a fair value method (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income applicable to common stock, as reported	$47,366	$61,537	$153,983	$62,959
Add: Stock-based employee compensation expense included in reported net income for stock option conversions and stock appreciation rights, net of taxes and minority interests	1,702	344	3,748	1,030
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of taxes and minority interests	(2,858)	(1,841)	(7,301)	(6,026)
Pro forma net income applicable to common stock	$46,210	$60,040	$150,430	$57,963

Earnings per share:
Basic – as reported	$0.30	$0.42	$1.03	$0.44
Basic – pro forma	$0.29	$0.41	$1.00	$0.40

Diluted – as reported	$0.29	$0.39	$0.98	$0.43
Diluted – pro forma	$0.28	$0.38	$0.96	$0.40

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes option-pricing model.  The weighted average fair value for stock option grants was $10.30 per option in the first nine months of 2003 and $7.89 per option in the first nine months of 2002.  The weighted average assumptions used include a risk-free interest rate of 3.76 percent in the first nine months of 2003 and 4.98 percent in the first nine months of 2002; expected volatility of 46.7 percent in the first nine months of 2003 and 46.7 percent in the first nine months of 2002; no annual dividends for grants prior to February 6, 2003, and a $0.36 per share annual dividend for grants after that date; and expected lives of 7 years.  No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied.

2.

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

Effective July 1, 2003, FCX adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”   On July 1, 2003, FCX reclassified its mandatorily redeemable preferred stock totaling $450.0 million as debt and reclassified the $26.6 million of original issuance costs from capital in excess of par value of common stock as other assets.  FCX also recorded a $24.7 million cumulative effect adjustment for the amortization of the original issuance costs through July 1, 2003.  FCX will classify future dividend payments on its mandatorily redeemable preferred stock as interest expense.  Prior period financial statements are not permitted to be restated to reflect the changes in classification.

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

The effect of adopting SFAS No. 150 was to decrease net income by approximately $0.3 million, less than $0.01 per share, in the third quarter of 2003 and the first nine months of 2003.  The effect of adopting SFAS No. 143 was to increase net income by approximately $0.2 million, less than $0.01 per share, in the third quarter of 2003 and $0.7 million, less than $0.01 per share, in the first nine months of 2003.  Presented below are FCX’s reported results and pro forma amounts that would have been reported in FCX’s Statements of Income had those statements been adjusted for the retroactive application of the changes in accounting principles (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Reported results:
Net income applicable to common stock	$47,366	$61,537	$153,983	$62,959
Basic net income per share of common stock	0.30	0.42	1.03	0.44
Diluted net income per share of common stock	0.29	0.39	0.98	0.43

Pro forma amounts assuming retroactive application of new accounting principles:
Net income applicable to common stock	$72,041	$61,536	$168,594	$62,571
Basic net income per share of common stock	0.45	0.42	1.12	0.43
Diluted net income per share of common stock	0.41	0.39	1.06	0.43

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

After considering the inherent uncertainties and subjectivity relating to the long time frame over which these estimated costs would be incurred, and after consultation with the accounting staff of the Securities and Exchange Commission, management revised its depreciation methodology prospectively.  Effective January 1, 2002, depreciation for the mining and milling life-of-mine assets excludes consideration of future development costs.  Under the new methodology, PT Freeport Indonesia depreciates the capitalized costs of individual producing mines over the related proven and probable copper reserves.  Infrastructure and other common costs continue to be depreciated over total proven and probable copper reserves.  The cumulative effect of this change through December 31, 2001, as reflected in FCX’s first-quarter 2002 results, reduced net income by $3.0 million, net of taxes and minority interest sharing. The effect of the change in depreciation methodology was to reduce depreciation and amortization expense by $5.4 million in the third quarter of 2002 and $13.1 million in the first nine months of 2002, thus increasing net income by $2.7 million, $0.01 per share, in the third quarter of 2002 and $6.7 million, $0.05 per share, in the first nine months of 2002.

3.   BUSINESS SEGMENTS

FCX has two operating segments:  “mining and exploration” and  “smelting and refining.”  The mining and exploration segment consists of FCX’s Indonesian activities including PT Freeport Indonesia’s copper and gold mining operations, PT Puncakjaya Power’s (see Note 5) power generating operations after eliminations with PT Freeport Indonesia and FCX’s Indonesian exploration activities.  The smelting and refining segment includes Atlantic Copper’s operations in Spain and PT Freeport Indonesia’s equity investment in PT Smelting in Gresik, Indonesia.  The segment data presented below were prepared on the same basis as the consolidated FCX financial statements.

	Mining and Exploration		Smelting and Refining		Eliminations and Other	FCX Total
	(In Thousands)
Three months ended September 30, 2003:
Revenues	$530,356	[a]	$202,891		$(101,257)	$631,990
Production and delivery	164,574		198,872		(99,819)[b]	263,627
Depreciation and amortization	53,747		7,067		3,165	63,979
Exploration expenses	1,668		-		17	1,685
General and administrative expenses	52,563	[c]	2,816		(38,958)[c]	16,421
Operating income (loss)	$257,804		$(5,864)		$34,338	$286,278
Equity in PT Smelting earnings	$-		$1,294		$-	$1,294
Interest expense, net	$9,127		$4,286		$34,676	$48,089
Provision for income taxes	$100,417		$-		$17,266	$117,683
Capital expenditures	$31,580		$2,485		$-	$34,065
Total assets	$3,662,580	[d]	$696,203	[e]	$435,657	$4,794,440

Three months ended September 30, 2002:
Revenues	$479,928	[a]	$181,400		$(122,589)	$538,739
Production and delivery	148,666		170,780		(81,215)[b]	238,231
Depreciation and amortization	66,010		6,978		4,089	77,077
Exploration expenses	857		-		51	908
General and administrative expenses	11,685		2,123		2,639	16,447
Operating income	$252,710		$1,519		$(48,153)	$206,076
Equity in PT Smelting losses	$-		$1,864		$-	$1,864
Interest expense, net	$16,590		$4,649		$20,149	$41,388
Provision for income taxes	$85,553		$-		$(4,419)	$81,134
Capital expenditures	$62,788		$708		$695	$64,191
Total assets	$3,326,172	[d]	$647,543	[e]	$231,044	$4,204,759

Nine months ended September 30, 2003:
Revenues	$1,485,080	[a]	$631,967	$(351,006)	$1,766,041
Production and delivery	488,640		612,299	(312,434)[b]	788,505
Depreciation and amortization	168,679		21,158	10,213	200,050
Exploration expenses	4,932		-	84	5,016
General and administrative expenses	91,389	[c]	8,004	(45,753)[c]	53,640
Operating income (loss)	$731,440		$(9,494)	$(3,116)	$718,830
Equity in PT Smelting earnings	$-		$4,241	$-	$4,241
Interest expense, net	$38,999		$12,486	$104,591	$156,076
Provision for income taxes	$264,676		$-	$28,129	$292,805
Capital expenditures	$89,917		$6,108	$228	$96,253

Nine months ended September 30, 2002:
Revenues	$1,069,065	[a]	$556,997	$(286,644)	$1,339,418
Production and delivery	401,934		524,690	(247,352)[b]	679,272
Depreciation and amortization	161,689		20,622	10,125	192,436
Exploration expenses	2,357		-	105	2,462
General and administrative expenses	41,513		6,209	1,497	49,219
Operating income	$461,572		$5,476	$(51,019)	$416,029
Equity in PT Smelting losses	$-		$5,223	$-	$5,223
Interest expense, net	$54,500		$13,729	$60,933	$129,162
Provision for income taxes	$148,690		$-	$7,298	$155,988
Capital expenditures	$141,995		$1,962	$1,703	$145,660

a.

Includes PT Freeport Indonesia sales to PT Smelting totaling $154.5 million in the third quarter of 2003, $114.6 million in the third quarter of 2002, $430.4 million in the first nine months of 2003 and $252.7 million in the first nine months of 2002.

b.

Includes effect of changes in the deferral of intercompany profits on 25 percent of PT Freeport Indonesia’s sales to PT Smelting that are still in PT Smelting’s inventory at quarter end, totaling $1.2 million in the third quarter of 2003, $7.4 million in the third quarter of 2002, $5.6 million in the first nine months of 2003 and $6.3 million in the first nine months of 2002.

c.

Includes charges to the mining and exploration segment for FCX stock option exercises which are eliminated in consolidation and totaled $42.6 million in the third quarter of 2003 and $56.1 million in the first nine months of 2003.

d.

Includes PT Freeport Indonesia’s trade receivables with PT Smelting totaling $80.8 million at September 30, 2003, and $21.6 million at September 30, 2002.

e.

Includes PT Freeport Indonesia’s equity investment in PT Smelting totaling $44.0 million at September 30, 2003, and $45.7 million at September 30, 2002.

4.   SENIOR NOTE OFFERINGS, RESTRUCTURED CREDIT FACILITY AND DEBT REDUCTIONS

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

On February 11, 2003, FCX sold $575 million of 7% Convertible Senior Notes due 2011 for net proceeds of approximately $559 million.  Interest on the notes is payable semiannually on March 1 and September 1 of each year, beginning September 1, 2003.  The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of FCX’s common stock at a conversion price of $30.87 per share, which is equal to a conversion rate of approximately 32.39 shares of common stock per $1,000 principal amount of notes.  The notes are unsecured.

FCX used a portion of the net proceeds from the offerings to repay all its outstanding bank debt, which totaled $279.0 million at December 31, 2002.  In March 2003, FCX and PT Freeport Indonesia terminated their lending commitments and established an interim credit facility totaling $150 million with JP Morgan.  In October 2003, FCX and PT Freeport Indonesia entered into an amended $165 million revolving credit facility, which may be increased up to $350 million with additional lender commitments.  The facility matures in September 2006.  The credit facility allows common stock dividends, common stock purchases and investments as long as availability under the facility plus available cash exceeds $200 million or otherwise as long as certain other thresholds are exceeded.  The facility also sets limitations on liens and limitations on transactions with affiliates, and requires that certain financial ratios be maintained.  Security for obligations outstanding under the credit facility includes over 80 percent of PT Freeport Indonesia’s assets, 50.1 percent of the outstanding stock of PT Freeport Indonesia, the outstanding stock of PT Indocopper Investama owned by FCX, and a pledge of PT Freeport Indonesia’s rights under its Contract of Work.  PT Freeport Indonesia and FCX guarantee each others’ obligations under the credit facility.  No amounts are currently outstanding under the facility.  FCX and PT Freeport Indonesia recorded charges to other expenses totaling $5.6 million, $3.7 million to net income, in the third quarter of 2003 to accelerate amortization of deferred financing costs related to the prior credit facility.

In April 2003, FCX concluded tender offers for its 7.20% Senior Notes due 2026 and its 7.50% Senior Notes due 2006.  Of the total $450 million outstanding at March 31, 2003, notes with a face amount of $234.0 million were tendered for $239.0 million cash.  FCX recorded a charge to other expenses of $6.6 million ($4.8 million to net income) in the second quarter of 2003 associated with these early extinguishments of debt.  In July 2003, FCX purchased an additional $76.0 million face amount of its 7.20% Senior Notes for $77.2 million, and  recorded a charge to losses on extinguishment of debt of $1.3 million ($0.9 million to net income) in the third quarter of 2003.  At September 30, 2003, FCX had outstanding $73.5 million of its 7.20% Senior Notes and $66.5 million of its 7.50% Senior Notes.

In August 2003, FCX privately negotiated the early conversion of approximately 51 percent of its 8 ¼% Convertible Senior Notes, which resulted in a $311.1 million reduction in debt.  The holders converted their notes into 21.76 million shares of FCX common stock in accordance with the terms of the notes and received $23.0 million in cash from restricted cash held in escrow for payment of future interest on these notes.  FCX recorded charges totaling $24.7 million ($24.2 million to net income) related to the conversion of its 8 ¼% convertible senior notes.  At September 30, 2003, $292.6 million of the 8 ¼% Convertible Senior Notes remain outstanding and are callable beginning in August 2004.

5.   ACQUISITION OF PT PUNCAKJAYA POWER

In July 2003, FCX acquired the 85.7 percent ownership interest in PT Puncakjaya Power (PJP) owned by affiliates of Duke Energy Corporation for $78 million cash.  PJP is the owner of assets supplying power to PT Freeport Indonesia’s operations, including the 3x65 megawatt coal-fired power facilities, diesel generating capacity and other project assets.  PT Freeport Indonesia purchases power from PJP under infrastructure asset financing arrangements.  At September 30, 2003, PT Freeport Indonesia had infrastructure asset financing obligations to PJP totaling $304.3 million.  As a result of this transaction, FCX is now consolidating PJP and FCX’s consolidated balance sheet will no longer reflect PT Freeport Indonesia’s obligation to PJP, but instead will reflect the $247.2 million of PJP bank debt at September 30, 2003.

6.   INTEREST COST

Interest expense excludes capitalized interest of $0.7 million in the third quarter of 2003, $4.0 million in the third quarter of 2002, $2.1 million in the first nine months of 2003 and $10.6 million in the first nine months of 2002.

7.   COMPREHENSIVE INCOME

A summary of FCX’s comprehensive income is shown below (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income	$53,490	$70,963	$179,266	$91,056
Other comprehensive income (loss):
Change in unrealized derivatives’ fair value, net of taxes of $3.0 million for the nine months ended September 30, 2002	1,856	(1,977)	6,516	9,756
Reclass to earnings, net of taxes of $1.4 million for the three months ended September 30, 2002, and $3.3 million for the nine months ended September 30, 2002	(3,382)	(1,194)	(6,388)	70
Total comprehensive income	$51,964	$67,792	$179,394	$100,882

8.   RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges for the first nine months of 2003 and 2002 was 4.3 to 1 and 2.9 to 1, respectively.  For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges.  Fixed charges include interest and that portion of rent deemed representative of interest.

9.   FINANCIAL ACCOUNTING STANDARDS BOARD INTERPRETATION NO. 46

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51,” which addresses consolidation of variable interest entities.  In October 2003, the FASB deferred the required implementation date of this interpretation to the fourth quarter of 2003 for variable interest entities acquired before February 1, 2003.  FCX is analyzing this interpretation to ascertain whether, and to what extent, it may apply to its consolidated financial statements.

10.   OTHER MATTERS

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

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To The Board of Directors and Stockholders of

Freeport-McMoRan Copper & Gold Inc.:

We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware Corporation) and subsidiaries as of September 30, 2003, the related statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the statements of cash flows for the nine months ended September 30, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements as of September 30, 2003 and 2002, and for the three-month and nine-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.

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

November 7, 2003

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In management’s discussion and analysis, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries. References to “aggregate” amounts mean the total of our share and Rio Tinto plc’s share as our joint venture partner.  You should read this discussion in conjunction with our financial statements, the related discussion and analysis of financial condition and results of operations and our discussion of our “Business and Properties” in our Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.  The results of operations reported and summarized below are not necessarily indicative of future operating results.

We operate through our majority-owned subsidiaries, PT Freeport Indonesia and PT Puncakjaya Power (PJP), and through PT Irja Eastern Minerals (Eastern Minerals) and Atlantic Copper, S.A. (Atlantic Copper), our wholly owned subsidiaries.  We acquired an 85.7 percent ownership interest in PJP in July 2003.  PJP supplies power to PT Freeport Indonesia’s operations (see Note 5).  PT Freeport Indonesia owns a 25 percent interest in PT Smelting, an Indonesian company which operates a copper smelter and refinery in Gresik, Indonesia. In addition to the PT Freeport Indonesia and Eastern Minerals exploration activities, we conduct other mineral exploration activities in Papua, Indonesia, pursuant to joint venture and other arrangements. Our field exploration activities outside of our current mining operations area in Block A have been temporarily suspended (see “Exploration Activities”).

CONSOLIDATED RESULTS

Summary comparative results for the third-quarter and nine-month periods follow (in millions, except per share amounts):

	Third Quarter		Nine Months
	2003	2002	2003	2002
Revenues	$632.0	$538.7	$1,766.0	$1,339.4
Operating income	286.3	206.1	718.8	416.0
Net income applicable to common stock before cumulative effect adjustments	72.0	61.5	169.6	66.0
Net income applicable to common stock	47.4	61.5	154.0	63.0
Diluted net income per share:
Before cumulative effect adjustments	0.41	0.39	1.06	0.45
Applicable to common stock	0.29	0.39	0.98	0.43

Consolidated revenues include PT Freeport Indonesia’s sale of copper concentrates, which also contain significant amounts of gold and silver, and the sale by Atlantic Copper of copper anodes, cathodes, wire and wire rod, and gold in anodes and slimes.  Our revenues and net income vary significantly with fluctuations in the market prices of copper and gold and other factors. The October 9, 2003, slippage in the Grasberg pit is expected to have a negative impact on fourth-quarter 2003 revenues and earnings, including a charge of approximately $10 million ($5.1 million to net income) for lost equipment  (see “Mining and Exploration – PT Freeport Indonesia Operating Results”).  Assuming PT Freeport Indonesia’s share of annual copper sales is 1.3 billion pounds, a $0.01 per pound change in the average price realized would have an approximate $13 million impact on annual revenues and an approximate $7 million impact on annual net income.  Assuming PT Freeport Indonesia’s share of annual gold sales is 2.45 million ounces, a $5 per ounce change in the average price realized would have an approximate $12 million impact on annual revenues and an approximate $6 million impact on annual net income.

On limited occasions, in response to market conditions, we have entered into copper and gold price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations.  We currently have no copper or gold price protection contracts relating to our mine production. We have outstanding gold-denominated and silver-denominated preferred stock with dividends and redemption amounts determined by commodity prices.  In August 2003, we redeemed 6.0 million shares of Gold-Denominated Preferred Stock for $210.5 million and partially redeemed our Silver-Denominated Preferred Stock for $10.8 million.  The mandatory redemptions resulted in a $245.1 million decrease in debt (because mandatorily redeemable preferred stock is now classified as debt, see Note 2) and a hedging gain in revenues of $23.8 million ($12.2 million to net income or $0.06 per share) in the third quarter of 2003 (see “Capital Resources and Liquidity”).

Consolidated revenues for the third quarter and first nine months of 2003 reflect higher copper and gold revenues at PT Freeport Indonesia and at Atlantic Copper, compared with the same periods in 2002. PT Freeport Indonesia’s revenues benefited during the third quarter of 2003 from higher copper and gold prices when compared to the 2002 quarter.  For the first nine months of 2003 compared with the first nine months of 2002, PT Freeport Indonesia’s revenues benefited from increases in sales volumes caused by the mining of higher grade ore and higher copper and gold prices.  Atlantic Copper’s revenues improved compared with the third quarter and first nine months of 2002 mainly because of higher gold sales volumes and prices.

Third-quarter 2003 consolidated revenues include net additions of $8.3 million ($4.3 million to net income or $0.02 per share) primarily for final pricing of concentrates sold in prior quarters, compared with a decrease of $10.3 million ($5.3 million to net income or $0.03 per share) to third-quarter 2002 revenues. Nine-month 2003 consolidated revenues included net additions of $11.0 million ($5.7 million to net income or $0.03 per share), compared with net additions of $5.4 million ($2.8 million to net income or $0.02 per share) in the first nine months of 2002, primarily for final pricing of concentrates sold in prior years.

Cost of sales for the 2003 quarter was higher compared with the 2002 period largely because of higher unit costs, and for the first nine months of 2003 was higher compared with the first nine months of 2002 primarily because of higher sales volumes and unit costs.  Exploration expenses increased to $1.7 million in the third quarter of 2003 and $5.0 million in the first nine months of 2003, from $0.9 million and $2.5 million, respectively, in the 2002 periods reflecting increased drilling in Block A during 2003.  General and administrative expenses were $16.4 million in the third quarters of 2003 and 2002 and increased to $53.6 million in the first nine months of 2003 from $49.2 million in the first nine months of 2002 (see “Other Financial Results”).

Net interest expense increased to $48.1 million in the third quarter of 2003 from $41.4 million in the third quarter of 2002, and to $156.1 million in the first nine months of 2003 from $129.2 million in the first nine months of 2002 primarily because of two senior note issuances in the first quarter of 2003 (see Note 4 and “Capital Resources and Liquidity – Financing Activities”).

Other expenses include the impact of translating Atlantic Copper’s net euro-denominated liabilities, primarily its retiree pension obligations.  Changes in the U.S.$/euro exchange rate require us to adjust the dollar value of net euro-denominated liabilities and record the adjustment in earnings.  The exchange rate was $1.05 per euro at December 31, 2002, $1.14 per euro at June 30, 2003, and $1.17 per euro at September 30, 2003.  Exchange rate effects on net income from euro-denominated liabilities were gains (losses) of $(1.5) million in the third quarter of 2003, $1.7 million in the third quarter of 2002, $(7.8) million in the first nine months of 2003 and $(7.1) million in the first nine months of 2002.  Other expenses for the third quarter of 2003 and the first nine months of 2003 also include a $5.6 million ($3.7 million to net income or $0.02 per share) charge associated with the amended FCX/PT Freeport Indonesia credit facility (see Note 4 and “Capital Resources and Liquidity – Financing Activities”).

The provision for income taxes represented 55 percent of consolidated income before income taxes and minority interests for the third quarter of 2003 compared with 50 percent for the third quarter of 2002, and 55 percent for first nine months of 2003 compared with 57 percent for the first nine months of 2002 (see “Other Financial Results”).

Effective July 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 requires us to classify mandatorily redeemable financial instruments as a liability.  On July 1, 2003, we reclassified our mandatorily redeemable preferred stock totaling $450.0 million as debt and reclassified the $26.6 million of original issuance costs from capital in excess of par value of common stock as other assets.  We also recorded a $24.7 million ($0.13 per share) cumulative effect adjustment for the amortization of the original issuance costs through July 1, 2003.  Under SFAS No. 150, we will classify future dividend payments on our mandatorily redeemable preferred stock as interest expense.  SFAS No. 150 does not allow restatement of prior period financial statements to reflect the changes in classification (see Note 2).

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires recording liabilities related to the legal obligations associated with the retirement of tangible long-lived assets at fair values in the periods in which the obligations are incurred (typically when the assets are acquired, constructed or installed).  When the liabilities for asset retirement obligations are initially recorded, capital costs of the related assets are increased by equal corresponding amounts.  The fair values of the liabilities are determined by estimating the asset retirement obligations, including consideration of inflation and a present value discount rate.  The fair values of the liabilities are also increased for a market risk premium to reflect what a third party would be expected to require to assume the liabilities.  Over time, changes in the fair values of the liabilities from revised estimates of the amount or timing of cash flows required to settle the future liability will be recognized by increasing or decreasing the liability and the related long-lived assets.  Changes resulting from the passage of time are recognized as an increase in the liability and charged to expense. Capitalized asset retirement costs are depreciated over the related useful lives.

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

RESULTS OF OPERATIONS

We have two operating segments: “mining and exploration” and “smelting and refining.”  The mining and exploration segment consists of our Indonesian activities including PT Freeport Indonesia’s copper and gold mining operations, PJP’s power generating operations after eliminations with PT Freeport Indonesia and FCX’s Indonesian exploration activities, including those of Eastern Minerals.  The smelting and refining segment includes Atlantic Copper’s operations in Spain and PT Freeport Indonesia’s 25 percent equity investment in PT Smelting. Summary comparative operating income (loss) by segment follows (in millions):

	Third Quarter		Nine Months
	2003	2002	2003	2002
Mining and exploration	$257.8	$252.7	$731.4	$461.6
Smelting and refining	(5.9)	1.5	(9.5)	5.5
Intercompany eliminations and other	34.4	(48.1)	(3.1)	(51.1)
FCX operating income[a]	$286.3	$206.1	$718.8	$416.0

a.

We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until their sales of final products to third parties.  Changes in the amount of these deferred profits impacted operating income by $4.8 million in the third quarter of 2003, $(40.7) million in the third quarter of 2002, $(31.1) million in the first nine months of 2003 and $(37.9) million in the first nine months of 2002.  Our consolidated quarterly earnings fluctuate depending on the timing and prices of these sales.

MINING AND EXPLORATION

A summary of changes in PT Freeport Indonesia’s revenues between the periods follows (in millions):

	Third	Nine
	Quarter	Months
PT Freeport Indonesia revenues – prior year period	$479.9	$1,069.1
Increases (decreases):
Price realizations:
Copper	46.9	87.2
Gold	63.0	124.5
Sales volumes:
Copper	(67.7)	27.6
Gold	(38.0)	178.8
Adjustments, primarily for copper pricing on prior period sales	26.2	0.5
Treatment charges, royalties and other	20.1	(2.6)
PT Freeport Indonesia revenues – current year period	$530.4	$1,485.1

PT Freeport Indonesia’s revenues for both the third quarter and first nine months of 2003 benefited from higher copper and gold prices.  Sales volumes for the third quarter of 2003 were lower primarily because of lower ore grades and recovery rates compared with the 2002 quarter.  Sales volumes for the first nine months of 2003 were higher primarily because of higher grade material mined in the first two quarters compared with the first nine months of 2002.  Copper sales volumes totaled 344.9 million pounds in the third quarter of 2003, 23 percent lower than the 446.0 million pounds in the third quarter of 2002.   Gold sales volumes totaled 763,500 ounces in the third quarter of 2003, 14 percent lower than the 884,600 ounces in the third quarter of 2002.  For the nine month periods, copper sales volumes totaled 1.132 billion pounds in 2003, 4 percent higher than the 1.093 billion pounds in 2002, and gold sales volumes totaled 2,196,600 ounces, 36 percent higher than the 1,614,900 ounces in 2002.  Third-quarter 2003 copper price realizations of $0.81 per pound were $0.14 higher than the third-quarter 2002 realizations, and the 2003 nine month realizations of $0.77 per pound were $0.07 higher than the realizations in the first nine months of 2002.  Gold price realizations of $387.75 per ounce in the third quarter of 2003 were nearly $74 higher than third-quarter 2002 realizations, and realizations in the first nine months of 2003 of $364.04 per ounce were nearly $57 higher than the prior year period. Gold realizations for the 2003 periods are after hedging gains from redemption of our Gold-Denominated Preferred Stock (see below).

Treatment charges were lower in the third quarter of 2003 compared with the 2002 quarter because of lower sales volumes, but were about the same for the nine-month periods.  Royalties totaled $8.8 million in the third quarter of 2003, $9.0 million in the third quarter of 2002, $25.5 million in the first nine months of 2003 and $16.4 million in the first nine months of 2002.  The higher royalties for the first nine months of 2003 reflect higher metal prices and higher gold sales volumes.

Substantially all of PT Freeport Indonesia’s concentrate sales contracts provide final copper pricing in a specified future period based on prices quoted on the London Metal Exchange (LME).   PT Freeport Indonesia records revenues and invoices its customers based on LME prices at the time of shipment.  Under accounting rules, these terms create an “embedded derivative” in our concentrate sales contracts which must be adjusted to fair value through earnings each period until the date of final copper pricing.  PT Freeport Indonesia’s third-quarter 2003 revenues include net additions of $17.1 million for adjustments to the fair value of embedded derivatives in concentrate sales contracts, compared with net reductions of $24.0 million to third-quarter 2002 revenues.  PT Freeport Indonesia’s nine-month 2003 revenues included net additions of $19.7 million for adjustments to the fair value of embedded derivatives in concentrate sales contracts, compared with net reductions of $9.3 million in the first nine months of 2002.

At September 30, 2003, embedded derivatives on consolidated copper sales totaling 155.6 million pounds were recorded at an average price of $0.81 per pound. Most of these sales are expected to be finally priced during the fourth quarter of 2003.  A one-cent movement in the average price used for these embedded derivatives will have an approximate $0.8 million impact on 2003 consolidated net income.

On limited occasions PT Freeport Indonesia has entered into derivative contracts to manage certain risks resulting from fluctuations in commodity prices.  During 2002 and the first nine months of 2003, and as of September 30, 2003, PT Freeport Indonesia did not have any contracts in place for its copper and gold sales.  As conditions warrant, PT Freeport Indonesia may enter into new contracts for its future sales; however, it has no plans to do so in the foreseeable future. In August 2003, we redeemed our Gold-Denominated Preferred Stock for $210.5 million and partially redeemed our Silver-Denominated Preferred Stock for $10.8 million.  The mandatory redemptions resulted in a $245.1 million decrease in debt and a hedging gain in revenues of $23.8 million ($12.2 million to net income or $0.06 per share) in the third quarter of 2003 (see “Capital Resources and Liquidity-Financing Activities”).

PT Freeport Indonesia has commitments from various parties, including Atlantic Copper and PT Smelting, to purchase all of its estimated remaining 2003 production.  Net of Rio Tinto’s interest and  reflecting the impact of the material slippage in the Grasberg open pit that occurred on October 9, 2003 (see “PT Freeport Indonesia Operating Results”), PT Freeport Indonesia’s share of sales for the fourth quarter of 2003 is projected to approximate 200 million pounds of copper and 250,000 ounces of gold. PT Freeport Indonesia’s share of sales for 2003 is projected to approximate 1.33 billion pounds of copper and 2.45 million ounces of gold, reflecting the expectation in 2003 of slightly lower copper ore grades and higher gold ore grades compared with 2002 as well as the projected impact of the material slippage.

PT Freeport Indonesia Operating Results

	Third Quarter			Nine Months
	2003		2002	2003		2002
PT Freeport Indonesia, Net of Rio Tinto’s Interest
Copper
Production (000s of recoverable pounds)	341,200		425,900	1,131,200		1,097,100
Production (metric tons)	154,800		193,200	513,100		497,600
Sales (000s of recoverable pounds)	344,900		446,000	1,132,100		1,092,500
Sales (metric tons)	156,400		202,300	513,500		495,600
Average realized price per pound	$.81		$.67	$.77		$.70
Gold
Production (recoverable ounces)	761,000		851,500	2,199,000		1,631,500
Sales (recoverable ounces)	763,500		884,600	2,196,600		1,614,900
Average realized price per ounce	$387.75	[a]	$314.19	$364.04	[a]	$307.34

Gross profit per pound of copper (cents):
Average realized price	80.6	67.0	77.4	69.7
Production costs:
Site production and delivery	47.5 [b]	33.1 [b]	42.3 [b]	36.4	[b]
Gold and silver credits	(83.7)	(63.4)	(70.3)	(46.7)
Treatment charges	17.9	18.1	17.7	18.3
Royalty on metals	2.6	2.0	2.3	1.5
Cash production costs (credits)	(15.7)	(10.2)	(8.0)	9.5
Depreciation and amortization	15.6	14.8	14.9	14.8
Total production costs (credits)	(0.1)	4.6	6.9	24.3
Adjustments, primarily for copper pricing on prior period open sales	9.9	(2.7)	3.5	1.2
Gross profit per pound of copper	90.6	59.7	74.0	46.6

PT Freeport Indonesia, 100% Operating Statistics
Ore milled (metric tons per day)	211,400	219,800	223,600	234,500
Average ore grade
Copper (percent)	1.08	1.31	1.16	1.11
Gold (grams per metric ton)	1.79	1.85	1.65	1.17
Gold (ounce per metric ton)	.058	.059	.053	.038
Recovery rates (percent)
Copper	90.0	90.8	89.4	88.0
Gold	88.5	90.1	87.7	88.1
Copper
Production (000s of recoverable pounds)	402,800	510,300	1,338,000	1,325,000
Production (metric tons)	182,700	231,500	606,900	601,000
Sales (000s of recoverable pounds)	407,100	534,800	1,339,200	1,319,500
Sales (metric tons)	184,700	242,600	607,500	598,500
Gold (recoverable ounces)
Production	977,100	1,053,100	2,806,400	2,053,100
Sales	980,200	1,096,000	2,802,800	2,032,100

a.

Amounts were $367.72 in the third quarter of 2003 and $353.92 in the first nine months of 2003 before hedging gains resulting from redemption of FCX’s Gold-Denominated Preferred Stock.

b.

Net of deferred mining costs totaling $15.7 million (4.6 cents per pound) in the third quarter of 2003, $11.3 million (2.5 cents per pound) in the third quarter of 2002, $37.4 million (3.3 cents per pound) in the first nine months of 2003 and $23.7 million (2.2 cents per pound) in the first nine months of 2002.

Net cash production costs per pound of copper is a measure intended to provide investors with information about the cash generating capacity of our mining operations in Indonesia.  This measure is presented by other copper and gold mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

We calculate gross profit per pound of copper under a “by-product” method, while the copper, gold and silver contained within our concentrates are treated as co-products in our financial statements.  We use the by-product method in the presentation of gross profit per pound because (1) generally the majority of our revenues are copper revenues, (2) we produce and sell one product, concentrates, which contains all three metals and (3) it is not possible to specifically assign our costs to revenues from the copper, gold and silver we produce in concentrates.  In the co-product method presentation below, costs are allocated to the different products based on their relative revenue values.  Presentations under both methods are shown below along with a reconciliation to amounts reported in the consolidated financial statements.

Three Months Ended September 30, 2003
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold	Silver	Total
Revenues	$277,744	$277,744	$282,723	$5,891	$566,358

Site production and delivery	164,087	80,469	81,911	1,707	164,087
Gold and silver credits	(288,614)	-	-	-	-
Treatment charges	61,656	30,236	30,779	641	61,656
Royalty on metals	8,844	4,337	4,415	92	8,844
Net cash production costs (credits)	(54,027)	115,042	117,105	2,440	234,587
Depreciation and amortization	53,747	26,358	26,830	559	53,747
Total production costs (credits)	(280)	141,400	143,935	2,999	288,334
Adjustments, primarily for copper pricing on prior period sales and gold/silver hedging	34,498	10,666	22,110	1,722	34,498
Gross profit	$312,522	$147,010	$160,898	$4,614	$312,522

Pounds of copper sold (000)	344,900	344,900
Ounces of gold sold			763,500
Ounces of silver sold				1,182,300

Gross profit per pound of copper (cents)/ per ounce of gold and silver ($):
Revenues	80.6	80.6	387.75	5.25

Site production and delivery	47.5	23.3	107.28	1.44
Gold and silver credits	(83.7)	-	-	-
Treatment charges	17.9	8.8	40.31	0.54
Royalty on metals	2.6	1.3	5.78	0.08
Net cash production costs (credits)	(15.7)	33.4	153.37	2.06
Depreciation and amortization	15.6	7.6	35.14	0.47
Total production costs (credits)	(0.1)	41.0	188.51	2.53
Adjustments, primarily for copper pricing on prior period sales and gold/silver hedging	9.9	3.0	11.50	1.18
Gross profit per pound/ounce	90.6	42.6	210.74	3.90

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$566,358	$164,087	$53,747
Less: Treatment charges per above	(61,656)	N/A	N/A
Royalty per above	(8,844)	N/A	N/A
Other	N/A	487	N/A
Adjustments, primarily for copper pricing on prior period sales and hedging per above	34,498	N/A	N/A
Mining and exploration segment	530,356	164,574	53,747
Smelting and refining segment	202,891	198,872	7,067
Eliminations and other	(101,257)	(99,819)	3,165
As reported in FCX consolidated financial statements	$631,990	$263,627	$63,979

Three Months Ended September 30, 2002
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold	Silver	Total
Revenues	$296,878	$296,878	$277,121	$5,718	$579,717

Site production and delivery	147,594	75,584	70,554	1,456	147,594
Gold and silver credits	(282,839)	-	-	-	-
Treatment charges	80,698	41,326	38,576	796	80,698
Royalty on metals	9,019	4,619	4,311	89	9,019
Net cash production costs (credits)	(45,528)	121,529	113,441	2,341	237,311
Depreciation and amortization	66,010	33,804	31,555	651	66,010
Total production costs	20,482	155,333	144,996	2,992	303,321
Adjustments, primarily for copper pricing on prior period sales and silver hedging	(10,072)	(10,902)	-	830	(10,072)
Gross profit	$266,324	$130,643	$132,125	$3,556	$266,324

Pounds of copper sold (000)	446,000	446,000
Ounces of gold sold			884,600
Ounces of silver sold				1,264,200

Gross profit per pound of copper (cents)/ per ounce of gold and silver ($):
Revenues	67.0	67.0	314.19	5.17

Site production and delivery	33.1	16.9	79.76	1.15
Gold and silver credits	(63.4)	-	-	-
Treatment charges	18.1	9.3	43.61	0.63
Royalty on metals	2.0	1.0	4.87	0.07
Net cash production costs (credits)	(10.2)	27.2	128.24	1.85
Depreciation and amortization	14.8	7.6	35.67	0.52
Total production costs	4.6	34.8	163.91	2.37
Adjustments, primarily for copper pricing on prior period sales and silver hedging	(2.7)	(2.9)	(0.92)	0.01
Gross profit per pound/ounce	59.7	29.3	149.36	2.81

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$579,717	$147,594	$66,010
Less: Treatment charges per above	(80,698)	N/A	N/A
Royalty per above	(9,019)	N/A	N/A
Other	N/A	1,072	N/A
Adjustments, primarily for copper pricing on prior period sales and hedging per above	(10,072)	N/A	N/A
Mining and exploration segment	479,928	148,666	66,010
Smelting and refining segment	181,400	170,780	6,978
Eliminations and other	(122,589)	(81,215)	4,089
As reported in FCX consolidated financial statements	$538,739	$238,231	$77,077

Nine Months Ended September 30, 2003
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold	Silver	Total
Revenues	$877,499	$877,499	$778,946	$17,375	$1,673,820

Site production and delivery	478,753	250,986	222,797	4,970	478,753
Gold and silver credits	(796,321)	-	-	-	-
Treatment charges	199,828	104,760	92,994	2,074	199,828
Royalty on metals	25,498	13,367	11,866	265	25,498
Net cash production costs (credits)	(92,242)	369,113	327,657	7,309	704,079
Depreciation and amortization	168,679	88,430	78,498	1,751	168,679
Total production costs	76,437	457,543	406,155	9,060	872,758
Adjustments, primarily for copper pricing on prior period sales and gold/silver hedging	36,586	12,754	22,110	1,722	36,586
Gross profit	$837,648	$432,710	$394,901	$10,037	$837,648

Pounds of copper sold (000)	1,132,100	1,132,100
Ounces of gold sold			2,196,600
Ounces of silver sold				3,726,900

Gross profit per pound of copper (cents)/ per ounce of gold and silver ($):
Revenues	77.4	77.4	364.04	5.10

Site production and delivery	42.3	22.2	101.43	1.33
Gold and silver credits	(70.3)	-	-	-
Treatment charges	17.7	9.3	42.34	0.56
Royalty on metals	2.3	1.2	5.40	0.07
Net cash production costs (credits)	(8.0)	32.7	149.17	1.96
Depreciation and amortization	14.9	7.8	35.74	0.47
Total production costs	6.9	40.5	184.91	2.43
Adjustments, primarily for copper pricing on prior period sales and gold/silver hedging	3.5	1.3	0.65	0.02
Gross profit per pound/ounce	74.0	38.2	179.78	2.69

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$1,673,820	$478,753	$168,679
Less: Treatment charges per above	(199,828)	N/A	N/A
Royalty per above	(25,498)	N/A	N/A
Other	N/A	9,887	N/A
Adjustments, primarily for copper pricing on prior period sales and hedging per above	36,586	N/A	N/A
Mining and exploration segment	1,485,080	488,640	168,679
Smelting and refining segment	631,967	612,299	21,158
Eliminations and other	(351,006)	(312,434)	10,213
As reported in FCX consolidated financial statements	$1,766,041	$788,505	$200,050

Nine Months Ended September 30, 2002
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold	Silver	Total
Revenues	$764,371	$764,371	$496,847	$13,502	$1,274,720

Site production and delivery	398,184	238,766	155,200	4,218	398,184
Gold and silver credits	(510,349)	-	-	-	-
Treatment charges	199,725	119,763	77,847	2,115	199,725
Royalty on metals	16,351	9,805	6,373	173	16,351
Net cash production costs	103,911	368,334	239,420	6,506	614,260
Depreciation and amortization	161,689	96,955	63,021	1,713	161,689
Total production costs	265,600	465,289	302,441	8,219	775,949
Adjustments, primarily for copper pricing on prior period sales and silver hedging	10,421	9,591	-	830	10,421
Gross profit	$509,192	$308,673	$194,406	$6,113	$509,192

Pounds of copper sold (000)	1,092,500	1,092,500
Ounces of gold sold			1,614,900
Ounces of silver sold				2,992,000

Gross profit per pound of copper (cents)/ per ounce of gold and silver ($):
Revenues	69.7	69.7	307.34	4.78

Site production and delivery	36.4	21.9	96.11	1.41
Gold and silver credits	(46.7)	-	-	-
Treatment charges	18.3	11.0	48.21	0.71
Royalty on metals	1.5	0.9	3.95	0.06
Net cash production costs	9.5	33.8	148.27	2.18
Depreciation and amortization	14.8	8.9	39.02	0.57
Total production costs	24.3	42.7	187.29	2.75
Adjustments, primarily for copper pricing on prior period sales and silver hedging	1.2	1.3	0.33	0.01
Gross profit per pound/ounce	46.6	28.3	120.38	2.04

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$1,274,720	$398,184	$161,689
Less: Treatment charges per above	(199,725)	N/A	N/A
Royalty per above	(16,351)	N/A	N/A
Other	N/A	3,750	N/A
Adjustments, primarily for copper pricing on prior period sales and hedging per above	10,421	N/A	N/A
Mining and exploration segment	1,069,065	401,934	161,689
Smelting and refining segment	556,997	524,690	20,622
Eliminations and other	(286,644)	(247,352)	10,125
As reported in FCX consolidated financial statements	$1,339,418	$679,272	$192,436

Mill throughput per day averaged 211,400 metric tons of ore in the third quarter of 2003, 219,800 metric tons of ore in the third quarter of 2002, 223,600 metric tons of ore in the first nine months of 2003 and 234,500 metric tons of ore in the first nine months of 2002.  The lower mill throughput rates during the 2003 periods reflect the mining of harder ore at the Grasberg open pit.  Mill throughput rates vary based on the characteristics of the ore being processed as we manage our operations to optimize metal production.  Approximate average daily throughput processed at our mill facilities from each of our producing mines follows (metric tons of ore per day):

	Third Quarter		Nine Months
	2003	2002	2003	2002
Grasberg open pit	165,200	173,000	174,800	195,700
Deep Ore Zone underground mine	42,600	25,800	39,800	18,900
Intermediate Ore Zone underground mine	3,600	21,000	9,000	19,900
Total mill throughput	211,400	219,800	223,600	234,500

On October 9, 2003, a slippage of material occurred in a section of the Grasberg open pit.  The slippage resulted in four confirmed fatalities.  Four workers are missing and presumed to have perished and five workers were injured.  Clean-up activities to restore access to the affected areas of the pit have commenced and are currently anticipated to be completed during the fourth quarter.   PT Freeport Indonesia continues to study the causes of the accident.  PT Freeport Indonesia is currently conducting operations in the sections of the Grasberg pit unaffected by the slippage and in its underground operations, milling facilities, and concentrate shipping operations.  The area affected by the slippage, comprising approximately 5 percent of the surface area of the massive Grasberg pit, includes two active mining areas which were scheduled to be mined in the fourth quarter of 2003, resulting in a deferral of production to future periods.  PT Freeport Indonesia does not expect the event to affect long-term mine plans and is currently assessing the impact on its sequencing of mining activities which will determine the timing for future metal sales.

PT Freeport Indonesia’s top priority continues to be focused on the recovery efforts for the victims who remain missing from the incident.  PT Freeport Indonesia is also continuing to monitor and assess the situation and its impact on PT Freeport Indonesia’s ability to restore production and delivery of concentrates to its customers in accordance with its concentrate sales agreements.  Because of the reduction in production, PT Freeport Indonesia has been in discussions with certain of its concentrate customers to revise delivery schedules under its existing concentrate sales agreements.  As a result, PT Freeport Indonesia presently believes these revised arrangements with customers will allow it to satisfy its delivery obligations under its concentrate sales agreements; however, the resumption of full production is dependent on the timing required to complete recovery and cleanup activities.

PT Freeport Indonesia cannot currently quantify the extent of the damages to property and the ultimate impact that this incident will have on operating results.  PT Freeport Indonesia maintains property damage and business interruption insurance, but any claims will be subject to a deductible currently expected to be no more than $40 million and any insurance recovery will depend on several factors such as the extent of business interruption losses on a daily basis, the time period during which our production is constrained, the condition of the equipment that was damaged and the costs associated with the recovery and clean-up operations.  We are continuing to assess and accumulate data and will pursue any claims to which we are entitled under our policies.

Production at PT Freeport Indonesia’s Deep Ore Zone (DOZ) underground mine averaged 42,600 metric tons of ore per day during the third quarter of 2003, representing 20 percent of third-quarter 2003 mill throughput.  DOZ operations continue to perform above design capacity of 35,000 metric tons of ore per day and studies are ongoing to evaluate additional low-cost expansion options to increase production from the DOZ underground operation. The Intermediate Ore Zone (IOZ) underground mine was depleted during the third quarter of 2003.  During its 10-year life, the IOZ operation produced almost 30 percent more copper and gold than the initial reserve estimates.

 PT Freeport Indonesia reported lower copper and gold production in the 2003 quarter compared with the 2002 quarter, primarily reflecting lower ore grades and mill recoveries.  Production of copper and gold for the first nine months of 2003 was higher than for the first nine months of 2002 primarily because of higher ore grades.  PT Freeport Indonesia expects average ore grades to be lower for the next several quarters, compared with the first nine months of 2003, before improving in the second half of 2004.

Third-quarter 2003 copper ore grades averaged 1.08 percent compared with 1.31 percent in the third quarter of 2002.  Copper recovery rates were 90.0 percent for the third quarter of 2003, compared with 90.8 percent for the third quarter of 2002.  In the third quarter of 2003, ore milled averaged 1.79 grams per metric ton (g/t) of gold, compared with 1.85 g/t in the third quarter of 2002. Gold recovery rates were 88.5 percent for the third quarter of 2003, compared with 90.1 percent for the third quarter of 2002.  As previously reported, we began to access higher-grade ore late in the second quarter of 2002.

Unit site production and delivery costs in the third quarter of 2003 averaged $0.48 per pound of copper, $0.15 per pound higher than the $0.33 reported in the third quarter of 2002. For the first nine months of 2003, unit site production and delivery costs of $0.42 per pound were $0.06 per pound higher than the $0.36 per pound in the 2002 period.  Unit costs in the 2003 periods increased from the prior year period because of lower sales volumes.  Higher mine maintenance costs, stronger Indonesian and Australian currencies and higher energy costs also resulted in higher costs compared with last year’s third quarter.  Freight costs represent approximately 10 percent of our overall cost structure and we generally contract for our freight requirements under long term arrangements.  We have one freight contract, comprising approximately 25 percent of our annual concentrate shipments, scheduled for renewal at the end of 2003 and are currently negotiating the terms of the renewal.    We do not expect the recent rise in freight rates to impact materially our overall cost structure.  Gold credits improved to $0.84 per pound in the 2003 quarter, compared with $0.63 per pound in the 2002 quarter primarily because of higher gold prices.  Gold credits for the first nine months of 2003 of $0.70 per pound were also higher than the gold credits of $0.47 per pound in the 2002 period mostly because of higher gold prices.

Unit net cash production costs, including gold and silver credits, totaled a net credit of $(0.16) per pound for the third quarter of 2003, compared with a net credit of $(0.10) per pound for the 2002 quarter.   For the full year 2003 we expect our gold credits to essentially offset our cash production cost per pound of copper, assuming fourth quarter gold prices of $375 per ounce and annual gold sales of 2.45 million ounces.

PT Freeport Indonesia has a labor agreement covering its hourly paid Indonesian employees, the key provisions of which are renegotiated biannually.  The labor agreement was scheduled to expire on September 30, 2003.  In June 2003, PT Freeport Indonesia and its workers agreed to terms for a new labor agreement that expires in September 2005.  PT Freeport Indonesia’s relations with the workers’ union have generally been positive.

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

PT Freeport Indonesia recorded gains (losses) totaling $0.2 million in the third quarter of 2003, $(1.0) million in the third quarter of 2002, $(1.7) million in the first nine months of 2003 and $(2.6) million in the first nine months of 2002 related to its rupiah-denominated assets and liabilities. PT Freeport Indonesia’s labor costs are mostly rupiah-denominated.  At estimated annual aggregate rupiah payments of one trillion and an exchange rate of 8,390 rupiah to one U.S. dollar, the exchange rate at September 30, 2003, a one-thousand-rupiah increase in the exchange rate would result in an approximate $13 million decrease in aggregate annual operating costs or approximately $0.03 per share to consolidated net income on a diluted basis.  A one-thousand-rupiah decrease in the exchange rate would result in an approximate $16 million increase in aggregate annual operating costs or approximately $0.04 per share to consolidated net income on a diluted basis.

PT Freeport Indonesia purchases certain materials and supplies denominated in Australian dollars.  At estimated annual aggregate Australian dollar payments of 225 million and an exchange rate of $0.68 to one Australian dollar, the exchange rate at September 30, 2003, a $0.01 increase or decrease in the exchange rate would result in an approximate $2 million change in aggregate annual costs or less than $0.01 per share to consolidated net income on a diluted basis.

At times, PT Freeport Indonesia has entered into foreign currency forward contracts to hedge a portion of its aggregate anticipated Indonesian rupiah and Australian dollar payments.  PT Freeport Indonesia had foreign currency forward contracts that matured in December 2002 and has no outstanding foreign currency forward contracts as of September 30, 2003.  PT Freeport Indonesia recorded net gains to production costs for its foreign currency contracts totaling $3.3 million in the third quarter of 2002 and $7.7 million in the first nine months of 2002.

Exploration Activities

Block A exploration efforts in the first nine months of 2003 were primarily associated with drilling near the DOZ and the Kucing Liar mines to support the conversion of resources to proven and probable reserves.  Field exploration activities outside of our current mining operations area are in suspension because of safety and security issues and uncertainty relating to an Indonesian law enacted in 1999 prohibiting open-pit mining in protected forest areas. The Government of Indonesia granted the current suspensions for one-year periods ending February 26, 2004, for Block B, March 31, 2004, for PT Nabire Bakti Mining and November 15, 2003, for Eastern Minerals. We expect to continue to seek further suspensions for additional one-year periods for each of the suspended areas as required.  We cannot predict when we will resume our exploration activities in these areas.

SMELTING AND REFINING

As one of the world’s largest producers and suppliers of copper concentrate, our investment in smelters (Atlantic Copper and PT Smelting) serves an important role in our concentrate marketing strategy.  PT Freeport Indonesia sells approximately one-half of its concentrate production to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder to other customers.

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

Atlantic Copper Operating Results
($ In Millions)	Third Quarter		Nine Months
	2003	2002	2003	2002
Gross profit	$ (3.1)	$ 3.7	$ (1.5)	$ 11.7
Add depreciation and amortization expense	7.1	7.0	21.2	20.6
Other	1.7	1.2	2.0	2.7
Cash margin	$ 5.7	$ 11.9	$ 21.7	$ 35.0

Operating income (loss)	$(5.9)	$1.5	$(9.5)	$5.5
Concentrates and scrap treated (metric tons)	253,000	258,200	739,700	759,000
Anodes production (000s of pounds)	173,400	164,500	496,800	486,700
Cathodes, wire rod and wire sales (000s of pounds)	127,100	137,100	406,000	413,300
Gold sales in anodes and slimes (ounces)	213,600	154,000	661,200	565,400

Atlantic Copper’s operating cash margin was $6.2 million lower in the 2003 quarter, compared with the 2002 quarter, and $13.3 million lower in the first nine months of 2003, compared with the first nine months of 2002, primarily because of lower treatment charge rates and higher unit costs.  Atlantic Copper’s cathode cash production costs per pound of copper, before currency hedging, averaged $0.15 in the third quarter of 2003 and $0.16 in the first nine months of 2003, compared with $0.12 in the third quarter of 2002 and first nine months of 2002.  The higher unit costs in 2003 primarily reflect a stronger euro in relation to the U.S. dollar, which added approximately $0.02 per pound to the 2003 third quarter and approximately $0.03 per pound to the nine-month period when compared to the 2002 periods.  Atlantic Copper’s average treatment rates continued at historically low levels of $0.16 per pound for the third quarter and first nine months of 2003, compared with $0.18 per pound for the third quarter of 2002 and $0.17 per pound for the first nine months of 2002.  In July 2003, Atlantic Copper successfully negotiated new labor contracts covering its smelter/refinery and copper wire manufacturing workforce in Huelva, Spain with no material changes in terms.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Smelting and refining segment production costs reported in FCX’s consolidated financial statements	$198,872	$170,780	$612,299	$524,690
Less:
Raw material purchase costs	(82,267)	(83,507)	(252,865)	(244,452)
Production costs of wire rod and wire	(12,241)	(11,854)	(48,072)	(37,369)
Production costs of anodes sold	(3,979)	(2,660)	(9,518)	(6,481)
Currency hedging	2,272	285	6,388	(1,678)
Other	(959)	(1,710)	(1,609)	(3,224)
Credits:
Gold and silver revenues	(75,515)	(50,121)	(227,775)	(171,648)
Acid and other by-product revenues	(5,224)	(4,431)	(14,570)	(12,453)
Production costs used in calculating cathode cash production cost per pound	$20,959	$16,782	$64,278	$47,385

Pounds of cathode produced	135,300	135,600	408,100	412,100

Cathode cash production cost per pound before hedging	$0.15	$0.12	$0.16	$0.12

The majority of Atlantic Copper’s revenues are denominated in U.S. dollars; however, operating costs, other than concentrate purchases, and certain asset and liability accounts are denominated in euros. Atlantic Copper’s estimated annual euro payments total approximately 100 million euros.  At a September 30, 2003, exchange rate of $1.17 per euro, a $0.05 increase or decrease in the exchange rate would result in an approximate $5 million change in annual costs, before any hedging effects, or approximately $0.03 per share to our consolidated net income on a diluted basis.

In connection with refinancing its debt in June 2000, Atlantic Copper’s lenders required a significantly expanded program to hedge anticipated euro-denominated operating costs.  At September 30, 2003, Atlantic Copper had contracts to purchase 15.7 million euros at an average exchange rate of $1.03 per euro through December 2003.  These contracts currently hedge approximately 63 percent of Atlantic Copper’s projected fourth-quarter 2003 euro disbursements.  Each $0.01 change in the US$/euro exchange rate impacts the market value of these contracts by approximately $0.2 million.  Atlantic Copper’s operating results reflect gains (losses) on currency hedging contracts that matured during the periods totaling $2.3 million in the third quarter of 2003, $0.3 million in the third quarter of 2002, $6.4 million in the first nine months of 2003 and $(1.7) million in the first nine months of 2002.  Atlantic Copper recorded gains (losses) to Other Comprehensive Income, a component of stockholders’ equity, totaling $0.2 million in the third quarter of 2003, $(0.8) million in the third quarter of 2002, $5.4 million in the first nine months of 2003 and $10.2 million in the first nine months of 2002 for its currency hedging contracts that remained open as of the end of those periods. In March 2003, Atlantic Copper’s lenders agreed to waive the requirements to hedge anticipated euro-denominated operating costs and interest costs.  Atlantic Copper has extended the waiver through November 2003.

Atlantic Copper had euro-denominated net monetary liabilities at September 30, 2003, totaling $72.4 million recorded at an exchange rate of $1.17 per euro.  The exchange rate was $1.14 per euro at June 30, 2003, and $1.05 per euro at December 31, 2002.  Adjustments to Atlantic Copper’s euro-denominated net liabilities to reflect changes in the exchange rate are recorded in other income (expenses) and totaled $(1.5) million in the third quarter of 2003, $1.7 million in the third quarter of 2002, $(7.8) million in the first nine months of 2003 and $(7.1) million in the first nine months of 2002.

Atlantic Copper’s results are adversely affected by low treatment rates and a stronger euro.  Atlantic Copper is planning a 45-day maintenance turnaround in the second quarter of 2004.  The estimated turnaround costs of approximately $25 million will be charged as an expense when incurred and Atlantic Copper’s operating results will reflect reduced production and sales during the turnaround period.  We are considering alternatives to restructure Atlantic Copper’s debt, including the possibility of FCX’s repaying a portion of Atlantic Copper’s debt in the fourth quarter, and other strategic business alternatives with regard to Atlantic Copper.  As of September 30, 2003, FCX’s net investment in Atlantic Copper totaled approximately $23 million and Atlantic Copper’s debt under nonrecourse financing arrangements totaled $268.1 million.

PT Smelting Operating Results
	Third Quarter		Nine Months
	2003	2002	2003	2002
	(In millions)
PT Freeport Indonesia sales to PT Smelting	$154.5	$114.6	$430.4	$252.7
Equity in PT Smelting earnings (losses)	1.3	(1.9)	4.2	(5.2)
PT Freeport Indonesia profits deferred	1.2	7.4	5.6	6.3

PT Freeport Indonesia accounts for its 25 percent interest in PT Smelting using the equity method and provides PT Smelting with substantially all of its concentrate requirements.  PT Smelting treated 209,900 metric tons of concentrate in the third quarter of 2003, 9 percent more than the 192,200 metric tons treated in the 2002 quarter, and 630,600 metric tons in the first nine months of 2003, 26 percent more than the 500,500 metric tons treated in the first nine months of 2002.  The lower level of concentrate treated in 2002 and the lower anode and cathode production and sales were caused by a scheduled maintenance turnaround.  PT Smelting’s copper cathode cash production costs per pound (see below) totaled $0.10 in the third quarter of 2003 and first nine months of 2003, compared with $0.12 in the 2002 third quarter and $0.16 for the first nine months of 2002, reflecting the impact of the 28-day maintenance turnaround in May 2002. The next maintenance turnaround is scheduled to occur in the first half of 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Production costs – PT Smelting (100%)	$14,486	$14,724	$41,914	$49,652
Add: Gold and silver refining charges	1,734	753	4,597	2,641
Less: Acid and other by-product revenues	(2,949)	(1,434)	(6,837)	(3,525)
Production cost of anodes sold	(1,064)	(2,727)	(3,488)	(41)
Production cost used in calculating cathode cash production cost	$12,207	$11,316	$36,186	$48,727

Pounds of cathode produced	125,200	91,500	370,300	301,700

Cathode cash production cost per pound	$0.10	$0.12	$0.10	$0.16

Three Months Ended September 30,		Nine Months Ended September 30,
2003	2002	2003	2002

Reconciliation to Amounts Reported
Production costs per above	$(14,486)	$(14,724)	$(41,914)	$(49,652)
Other costs	(198,487)	(117,054)	(565,766)	(345,566)
Revenue and other income	218,389	124,564	625,366	375,052
PT Smelting net income (loss)	5,416	(7,214)	17,686	(20,166)

PT Freeport Indonesia’s 25% equity interest	1,354	(1,804)	4,422	(5,042)
Amortization of excess investment cost	(60)	(60)	(181)	(181)
Equity in PT Smelting earnings (losses) per FCX consolidated financial statements	$1,294	$(1,864)	$4,241	$(5,223)

Our revenues include PT Freeport Indonesia’s sales to PT Smelting, but we defer recognizing profits on 25 percent of PT Freeport Indonesia sales to PT Smelting remaining in PT Smelting’s inventory at the end of the period.  The effect on operating income was the deferral of profits totaling $1.2 million in the third quarter of 2003, $7.4 million in the third quarter of 2002, $5.6 million in the first nine months of 2003 and $6.3 million in the first nine months of 2002.

OTHER FINANCIAL RESULTS

The FCX/Rio Tinto joint ventures incurred $3.0 million of aggregate exploration costs in the third quarter of 2003, $1.3 million in the third quarter of 2002, $8.2 million in the first nine months of 2003 and $3.8 million in the first nine months of 2002.  Our exploration program for 2003 is focused on targets in Block A that have high potential to add reserves and to provide information to support future exploration.  We incurred $1.7 million of exploration expense in the third quarter of 2003, $0.9 million in the third quarter of 2002, $5.0 million in the first nine months of 2003 and $2.5 million in the first nine months of 2002, representing our share of exploration costs.

General and administrative expenses were $16.4 million in the third quarters of 2003 and 2002 and increased to $53.6 million in the first nine months of 2003 from $49.2 million in the first nine months of 2002.  Our parent company charges PT Freeport Indonesia for the value of exercised employee stock options.  These charges are eliminated in consolidation; however, PT Freeport Indonesia shares these charges with Rio Tinto and Rio Tinto’s reimbursements reduce consolidated general and administrative expenses.  General and administrative expenses include joint venture reimbursements for employee stock option exercises totaling $7.4 million in the third quarter of 2003, $9.7 million in the 2003 nine-month period and $1.2 million in the 2002 nine-month period.  Partly offsetting these reductions were charges (credits) for stock appreciation rights caused by changes in FCX’s stock price totaling $2.2 million in the third quarter of 2003, $(0.5) million in the third quarter of 2002, $4.0 million in the first nine months of 2003 and $0.1 million in the first nine months of 2002.

Total interest cost (before capitalization) was $48.8 million in the third quarter of 2003, $45.4 million in the third quarter of 2002, $158.2 million in the first nine months of 2003 and $139.8 million in the first nine months of 2002. Interest costs increased in the 2003 periods primarily because of the two senior note offerings completed during the first quarter of 2003, which increased average outstanding debt balances and average interest rates (see “Capital Resources and Liquidity – Financing Activities”).  We have, however, reduced our other debt during 2003 (see “Capital Resources and Liquidity”). Capitalized interest costs totaled $0.7 million in the third quarter of 2003, $4.0 million in the third quarter of 2002, $2.1 million in the first nine months of 2003 and $10.6 million in the first nine months of 2002.  Capitalized interest costs primarily related to the development of the DOZ mine which reached targeted capacity in the first quarter of 2003.

The provision for income taxes as a percentage of consolidated income before income taxes and minority interest totaled 55 percent for the third quarter of 2003, 50 percent for the third quarter of 2002, 55 percent for the first nine months of 2003 and 57 percent for the first nine months of 2002.  PT Freeport Indonesia’s Contract of Work provides for a 35 percent corporate income tax rate, and the tax treaty between Indonesia and the United States provides for a withholding tax of 10 percent on dividends and interest that PT Freeport Indonesia pays to our parent company.  We also incur a U.S. alternative minimum tax at a rate of 2 percent based primarily on consolidated income, net of smelting and refining results.  We currently record no income taxes at Atlantic Copper, which is subject to taxation in Spain, because it has not generated significant taxable income in recent years and has substantial tax loss carry forwards for which we have provided no financial statement benefit.

We receive minimal tax benefit from costs, including interest expense, incurred by our parent company, primarily because our parent company generates no taxable income from U.S. sources.  We also currently receive no tax benefit from losses in our smelting and refining segment because those losses cannot be used to offset PT Freeport Indonesia’s profits in Indonesia.  Thus, the percentage of our provision for income taxes compared to our consolidated income before income taxes and minority interests will decrease as PT Freeport Indonesia’s income increases and vice versa absent changes in Atlantic Copper and the parent company costs.  Parent company costs consist primarily of interest, depreciation and amortization, and general and administrative expenses.  Summaries of the significant components of our calculation of the consolidated provision for income taxes are shown below (in thousands, except percentages).

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Mining and exploration segment operating income	$ 257,804	$ 252,710	$ 731,440	$ 461,572
Mining and exploration segment interest expense, net	(9,127)	(16,590)	(38,999)	(54,500)
Intercompany operating profit recognized (deferred)	4,788	(40,745)	(31,097)	(37,852)
Taxable income	253,465	195,375	661,344	369,220
Indonesian corporate income tax rate (35%) plus U.S. alternative minimum tax rate (2%)	37%	37%	37%	37%
Corporate income taxes	93,782	72,289	244,697	136,611

Approximate PT Freeport Indonesia net income	159,683	123,086	416,647	232,609
Withholding tax on FCX’s equity share	9.064%	9.064%	9.064%	9.064%
Withholding taxes	14,474	11,157	37,765	21,084

Changes in allowances and other	9,427	(2,312)	10,343	(1,707)

FCX consolidated provision for income taxes	$ 117,683	$ 81,134	$ 292,805	$ 155,988

FCX consolidated effective tax rate	55%	50%	55%	57%

CAPITAL RESOURCES AND LIQUIDITY

Net cash provided by operating activities was $469.8 million for the first nine months of 2003, compared with $304.3 million for the first nine months of 2002. Net cash used in investing activities totaled $91.3 million in the first nine months of 2003, compared with $97.9 million in the 2002 period. Net cash provided by financing activities totaled $142.3 million in the first nine months of 2003, compared with a use of $175.9 million in the first nine months of 2002.

Operating Activities

Operating cash flow improved to $469.8 million in the first nine months of 2003 from $304.3 million in the first nine months of 2002 primarily because of higher net income.  Working capital changes related to the timing of certain receipts and payments reduced operating cash flow by $65.9 million in the first nine months of 2003 and $46.3 million in the first nine months of 2002.

Investing Activities

Capital expenditures for PT Freeport Indonesia and Atlantic Copper totaled $96.3 million for the first nine months of 2003 and $145.7 million for the first nine months of 2002.  Our capital expenditures for 2003 are expected to total approximately $160 million, including approximately $40 million to complete expansion of the DOZ and to complete work on the Grasberg overburden handling system.  We expect to fund our remaining 2003 capital expenditures with operating cash flows and available cash.  We sold $44.8 million of our restricted investments in the first nine months of 2003 and $47.9 million in the first nine months of 2002 and used the proceeds to pay scheduled semiannual payments of interest on our 8 ¼% Convertible Senior Notes.  As discussed below, in August 2003 we privately negotiated the early conversion of approximately 51 percent of our 8 ¼% Convertible Senior Notes.  Conversion of these notes allowed us to sell another $27.0 million of our restricted investments.  Restricted investments totaling $23.8 million at September 30, 2003, are scheduled to fund interest payments on our remaining $292.6 million of 8 ¼% Convertible Senior Notes through July 2004.

In July 2003, FCX acquired the 85.7 percent ownership interest in PJP owned by affiliates of Duke Energy Corporation for $68.1 million cash, net of $9.9 million of cash acquired.  PJP is the owner of assets supplying power to PT Freeport Indonesia’s operations, including the 3x65 megawatt coal-fired power facilities, diesel generating capacity and other project assets.  PT Freeport Indonesia purchases power from PJP under infrastructure asset financing arrangements.  At September 30, 2003, PT Freeport Indonesia had infrastructure asset financing obligations to PJP totaling $304.3 million.  As a result of this transaction, our consolidated balance sheet will no longer reflect PT Freeport Indonesia’s obligation to PJP, but instead will reflect the PJP bank debt which totaled $247.2 million at September 30, 2003.  The transaction is expected to have a net positive effect on consolidated earnings of approximately $12 million per year, primarily from reduced interest costs.

Financing Activities

During the first quarter of 2003, we completed two senior note offerings.  On January 29, 2003, we sold $500 million of 10⅛% Senior Notes due 2010.  Interest on the notes is payable semiannually on February 1 and August 1 of each year, beginning August 1, 2003.  We may redeem some or all of the notes at our option at a make-whole redemption price prior to February 1, 2007, and afterwards at stated redemption prices.  The indenture governing the notes contains restrictions on incurring debt, creating liens, entering into sale leaseback transactions, taking actions to limit distributions from certain subsidiaries, selling assets, entering into transactions with affiliates, paying cash dividends on common stock, repurchasing or redeeming common or preferred equity, prepaying subordinated debt and making investments.  Pursuant to the restricted payment covenant, the amount available for dividend and other restricted payments as of September 30, 2003, was approximately $525 million.

On February 11, 2003, we sold $575 million of 7% Convertible Senior Notes due 2011.  Interest on the notes is payable semiannually on March 1 and September 1 of each year, beginning September 1, 2003.  The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of FCX common stock at a conversion price of $30.87 per share, which is equal to a conversion rate of approximately 32.39 shares of common stock per $1,000 principal amount of notes.

We used a portion of the $1.046 billion in net proceeds from our two note offerings to repay all outstanding amounts under our bank credit facilities. In October 2003, FCX and PT Freeport Indonesia entered into an amended revolving credit facility that  provides a commitment of $165 million, which may be increased to $350 million with additional lender commitments, and matures in September 2006.  We recorded charges totaling $5.6 million ($3.7 million to net income or $0.02 per share) in the third quarter of 2003 to accelerate amortization of deferred financing costs related to the prior credit facility.

In February 2003, our Board of Directors authorized the initiation of an annual cash dividend on FCX’s common stock of $0.36 per share ($0.09 payable quarterly).  Our Board  approved $0.09 per share dividends on our common stock payable May 1, 2003, August 1, 2003, and November 1, 2003.  In October 2003, our Board authorized an increase in the common stock dividends from an annual rate of $0.36 per share to $0.80 per share.  The Board also approved a new open market share purchase program for up to 20 million shares.  The new program replaces our previous program.  The declaration and payment of dividends is at the discretion of our Board and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board.  The timing of future purchases of our common stock is dependent upon many factors including the price of our common shares, our cash flow and financial position, and general economic and market conditions.  As noted above, FCX’s 10 ⅛% Senior Notes and, in certain circumstances, our credit facility (see Note 4) contain limitations on restricted payments, including dividends and common stock purchases.

In April 2003, we concluded tender offers to purchase any and all of our outstanding 7.20% Senior Notes due 2026 and our 7.50% Senior Notes due 2006.  Of the $450 million outstanding at March 31, 2003, notes with a face amount of $234.0 million were tendered for $239.0 million cash.  We recorded a charge to other expenses of $6.6 million ($4.8 million to net income or $0.03 per share) in the second quarter of 2003 associated with these early extinguishments of debt.  In July 2003, we purchased an additional $76.0 million face amount of our 7.20% Senior Notes for $77.2 million, and recorded a $1.3 million ($0.9 million to net income or less than $0.01 per share) charge to losses on extinguishment of debt in the third quarter of 2003.  In October 2003, the holders of $68.9 million of the remaining $73.5 million of outstanding 7.20% Senior Notes elected early repayment in November 2003.

On August 1, 2003, we redeemed 6.0 million shares of Gold-Denominated Preferred Stock for $210.5 million and partially redeemed our Silver-Denominated Preferred Stock for $10.8 million.  The mandatory redemptions resulted in a $245.1 million decrease in debt (because mandatorily redeemable preferred stock is now classified as debt, see Note 2) and a hedging gain to revenues of $23.8 million ($12.2 million to net income or $0.06 per share) for the third quarter of 2003.

In August 2003, FCX privately negotiated the early conversion of approximately 51 percent of its 8 ¼% Convertible Senior Notes, which resulted in a $311.1 million reduction in debt.  The holders converted their notes into 21.76 million shares of FCX common stock and received $23.0 million in cash from restricted cash held in escrow for payment of future interest on these notes.  We recorded charges totaling $24.7 million ($24.2 million to net income or $0.12 per share) related to the conversion of the 8 ¼% Convertible Senior Notes.  At September 30, 2003, we had $292.6 million in 8 ¼% Convertible Senior Notes outstanding.  The notes are callable beginning in August 2004.

We are continuing to review our options for repaying other debt and restructuring our balance sheet, which could result in the recognition of losses and gains in future periods.

Below is a summary (in millions) of our debt, including redeemable preferred stock maturities, based on loan balances as of September 30, 2003, and the September 30, 2003, London P.M. gold fixing price for one ounce of gold ($388.00) and the London silver fixing price for one ounce of silver ($5.12) in the London bullion market (which determine the preferred stock redemption amounts).

	2003	2004	2005	2006	2007	Thereafter
7.20% Senior Notes due 2026 [a]	$68,926	$-	$-	$-	$-	$4,525
Infrastructure financings and equipment loans	13,655	58,772	69,348	69,258	43,337	93,210
Atlantic Copper facilities and other	8,626	100,768	24,261	24,261	80,205	30,000
Redeemable preferred stock[b]	-	12,174	12,174	179,230	-	-
7.50% Senior Notes	-	-	-	66,516	-	-
8 ¼% Convertible Senior Notes[c]	-	-	-	292,604	-	-
10⅛% Senior Notes due 2010	-	-	-	-	-	500,000
7% Convertible Senior Notes due 2011[c]	-	-	-	-	-	575,000
Total debt maturities at September 30, 2003	$91,207	$171,714	$105,783	$631,869	$123,542	$1,202,735

a.

Although due in 2026, the holders of $68.9 million of 7.20% Senior Notes elected early repayment in November 2003.

b.

Represents $12.2 million each year for our Silver-Denominated Preferred Stock and $167.1 million in February 2006 for our Gold-Denominated Preferred Stock, Series II. In accordance with SFAS No. 150 (see Note 2), FCX’s mandatorily redeemable preferred stock is classified as debt effective July 1, 2003.  On August 1, 2003, we redeemed the Gold-Denominated Preferred Stock for $210.5 million and a portion of the Silver-Denominated Preferred Stock for $10.8 million.

c.

Conversion price is $14.30 per share for the 8 ¼% Convertible Senior Notes and $30.87 per share for the 7% Convertible Senior Notes.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our performance in the future.  Forward-looking statements are all statements other than historical facts, such as those regarding anticipated sales volumes, ore grades, commodity prices, capital expenditures, the earnings impact of acquiring an interest in PJP, debt maturities and other commitments, the impact of the October 9, 2003, slippage of material in the Grasberg open pit, steps being taken to restructure Atlantic Copper’s debt, and political, economic and social conditions in our areas of operations. We caution you that these statements are not guarantees of future performance, and our actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements.  Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include unanticipated declines in the average grades of ore mined, unanticipated milling and other processing problems, other mining industry risks, labor relations, weather conditions, the speculative nature of mineral exploration, fluctuations in interest rates and other adverse financial market conditions, and other factors described in more detail under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2002.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

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

(b)

During the quarter for which this report is filed, the registrant filed four Current Reports on Form 8-K reporting events under Item 5 dated July 24, 2003, July 31, 2003, August 25, 2003, and September 12, 2003, and one Current Report on Form 8-K furnishing information under Item 12 dated July 17, 2003.

Subsequent to the end of the quarter for which this report is filed and prior to the date of this filing, the registrant filed three Current Reports on Form 8-K reporting events under Items 5 and 9 dated October 9, 2003, October 10, 2003, and October 15, 2003, and one Current Report on Form 8-K furnishing information under Item 12 dated October 16, 2003.

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

Date:  November 10, 2003

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

4.4	Form of Gold-Denominated II Depositary Receipt. Incorporated by reference to Exhibit 4.6 to the FCX 2002 Second Quarter Form 10-Q.

4.5

Deposit Agreement dated as of July 25, 1994 among FCX, Mellon, as Depositary, and holders of depositary receipts (Silver-Denominated Depositary Receipts) evidencing certain Depositary Shares, each of which, in turn, initially represents 0.025 shares of Silver-Denominated Preferred Stock. Incorporated by reference to Exhibit 4.7 to the FCX 2002 Second Quarter Form 10-Q.

4.6	Form of Silver-Denominated Depositary Receipt. Incorporated by reference to Exhibit 4.8 to the FCX 2002 Second Quarter Form 10-Q.

4.7

Amended and Restated Credit Agreement dated as of September 30, 2003, but effective as of October 2, 2003, among FCX, PT Freeport Indonesia, the several financial institutions that are parties thereto, U.S. Bank Trust National Association, as PT Freeport Indonesia Trustee, J.P. Morgan Securities Inc., as Arranger, and JPMorgan Chase Manhattan Bank as Administrative Agent, Issuing Bank, Security Agent, JAA Security Agent and Documentation Agent.

4.8

Indenture dated as of August 7, 2001 from FCX and FCX Investment Ltd. to The Bank of New York, as trustee with respect to the 8 ¼% Convertible Senior Notes due 2006.  Incorporated by reference to Exhibit 4.1 to the FCX November 5, 2001 Form S-3.

4.9

Registration Rights Agreement dated as of August 7, 2001 by and between FCX and FCX Investment Ltd., as issuers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as initial purchaser. Incorporated by reference to Exhibit 4.2 to the FCX November 5, 2001 Form S-3.

4.10

Collateral Pledge and Security Agreement dated as of August 7, 2001 by and among FCX Investment Ltd., as pledgor, The Bank of New York, as trustee, and The Bank of New York, as collateral agent. Incorporated by reference to Exhibit 4.3 to the FCX November 5, 2001 Form S-3.

4.11	Senior Indenture dated as of November 15, 1996 from FCX to The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.4 to the FCX November 5, 2001 Form S-3.

4.12

First Supplemental Indenture dated as of November 18, 1996 from FCX to The Chase Manhattan Bank, as Trustee, providing for the issuance of the Senior Notes and supplementing the Senior Indenture dated November 15, 1996 from FCX to such Trustee, providing for the issuance of the 7.50% Senior Notes due 2006 and the 7.20% Senior Notes due 2026.  Incorporated by reference to Exhibit 4.5 to the FCX November 5, 2001 Form S-3.

4.13

Indenture dated as of January 29, 2003 from FCX to The Bank of New York, as Trustee, with respect to the 10 ⅛% Senior Notes due 2010.  Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated February 6, 2003.

4.14

Indenture dated as of February 11, 2003 from FCX to The Bank of New York, as Trustee, with respect to the 7% Convertible Senior Notes due 2011.  Incorporated by reference to the Current Report on Form 8-K of FCX dated February 11, 2003.

4.15

Registration Rights Agreement dated as of February 11, 2003, by and between FCX and Merrill Lynch, Pierce, Fenner & Smith Incorporated.  Incorporated by reference to Exhibit 4.20 to the Annual Report of FCX on Form 10-K for the year ended December 31, 2002.

4.16	Rights Agreement dated as of May 3, 2000 between FCX and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. Incorporated by reference to Exhibit 4.26 to the FCX 2000 First Quarter Form 10-Q.

4.17	Amendment No. 1 to Rights Agreement dated as of February 26, 2002 between FCX and Mellon Investor Services. Incorporated by reference to Exhibit 4.16 to the FCX 2002 First Quarter Form 10-Q.

10.1	Contract of Work dated December 30, 1991 between the Government of the Republic of Indonesia and PT Freeport Indonesia. Incorporated by reference to Exhibit 10.1 to the FCX November 5, 2001 Form S-3.

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

Executive Compensation Plans and Arrangements (Exhibits 10.9 through 10.35)

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

10.18	Amended Financial Counseling and Tax Return Preparation and Certification Program of FCX. Incorporated by reference to Exhibit 10.18 to the FCX 2003 First Quarter Form 10-Q.

10.19	FM Services Company Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.19 to the 1998 FCX Form 10-K.

10.20	Amended FM Services Company Financial Counseling and Tax Return Preparation and Certification Program. Incorporated by reference to Exhibit 10.20 to the FCX 2003 First Quarter Form 10-Q.

10.21	Consulting Agreement dated as of December 22, 1988 between FTX and Kissinger Associates, Inc. (Kissinger Associates). Incorporated by reference to Exhibit 10.21 to the FCX 1997 Form 10-K.

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

10.27	Letter Agreement effective as of January 7, 1997 between Senator J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.31 to the FCX 2001 Form 10-K.

10.28	Supplemental Letter Agreement dated July 14, 2003 between J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.28 to the FCX 2003 Second Quarter Form 10-Q.

10.29	Letter Agreement dated November 1, 1999 between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.33 to the FCX 1999 Form 10-K.

10.30	Supplemental Letter Agreement dated July 14, 2003 between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.30 to the FCX 2003 Second Quarter Form 10-Q.

10.31	Executive Employment Agreement dated April 30, 2001 between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.35 to the FCX 2001 Second Quarter Form 10-Q.

10.32	Executive Employment Agreement dated April 30, 2001 between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.36 to the FCX 2001 Second Quarter Form 10-Q.

10.33	Change of Control Agreement dated April 30, 2001 between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.37 to the FCX 2001 Second Quarter Form 10-Q.

10.34	Change of Control Agreement dated April 30, 2001 between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.38 to the FCX 2001 Second Quarter Form 10-Q.

10.35	FCX 2003 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.35 to the FCX 2003 Second Quarter Form 10-Q.

15.1	Letter dated November 7, 2003 from Ernst & Young LLP regarding unaudited interim financial statements.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.