Form 10-K
period 2003-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2004-03-10
CIK 831259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

New York Stock Exchange

Depositary Shares, Series II, representing 0.05 shares of Gold-

   Denominated Preferred Stock, Series II, par value $0.10 per share

New York Stock Exchange

Depositary Shares representing 0.009375 shares of Silver-

   Denominated Preferred Stock, par value $0.10 per share

New York Stock Exchange

8 ¼% Convertible Senior Notes due 2006 of the registrant and

   FCX Investment Ltd.

New York Stock Exchange

10 ⅛% Senior Notes due 2010 of the registrant

New York Stock Exchange

7% Convertible Senior Notes due 2011 of the registrant

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

The aggregate market value of classes of common stock held by non-affiliates of the registrant was approximately $6,956,277,000 on March 1, 2004, and approximately $2,522,311,000 on June 30, 2003.

On March 1, 2004, there were issued and outstanding 200,613,202 shares of Class B Common Stock and on June 30, 2003, there were issued and outstanding 146,640,225 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2004 Annual Meeting to be held on May 6, 2004 are incorporated by reference into Part III (Items 10, 11, 12 and 13) of this report.

TABLE OF CONTENTS

Page

Part I

Items 1. and 2. Business and Properties

1

Item 3. Legal Proceedings

31

Item 4. Submission of Matters to a Vote of Security Holders

31

 Executive Officers of the Registrant

31

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

32

Item 6. Selected Financial Data

34

Items 7. and 7A. Management’s Discussion and Analysis of Financial Condition and Results

 of Operations and Quantitative and Qualitative Disclosures about Market Risks

34

Item 8. Financial Statements and Supplementary Data

34

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

34

Item 9A. Controls and Procedures

35

Part III

Item 10. Directors and Executive Officers of the Registrant

35

Item 11. Executive Compensation

35

Item 12. Security Ownership of Certain Beneficial Owners and Management

                   and Related Stockholder Matters

35

Item 13. Certain Relationships and Related Transactions

36

Item 14. Principal Accountant Fees and Services.

36

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

36

Signatures

S-1

Index to Financial Statements

F-1

Exhibit Index

E-1

PART I

Items 1. and 2.  Business and Properties.

All of our periodic report filings with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are  available, free of charge, through our web site, www.fcx.com, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports.  These reports and amendments are available through our web site as soon as reasonably practicable after we electronically file or furnish such material to the SEC.

General

We are one of the world's largest copper and gold mining and production companies in terms of reserves and production.  We are also one of the lowest cost copper producers in the world, after taking into account credits for related gold and silver production.  Our principal asset is the Grasberg mine, which we discovered in 1988.  Grasberg contains the largest single gold reserve and one of the largest copper reserves of any mine in the world.

Our principal operating subsidiary is PT Freeport Indonesia, a limited liability company organized under the laws of the Republic of Indonesia and incorporated as a corporation in Delaware.  We own approximately 90.64 percent of PT Freeport Indonesia, and the Government of Indonesia owns the remaining approximate 9.36 percent.  PT Freeport Indonesia mines, processes and explores for ore containing copper, gold and silver. It operates in the remote highlands of the Sudirman Mountain Range in the province of Papua, Indonesia, which is on the western half of the island of New Guinea.  PT Freeport Indonesia markets its concentrates containing copper, gold and silver worldwide.

PT Freeport Indonesia conducts its operations pursuant to an agreement, called a Contract of Work, with the Government of Indonesia (see “Contracts of Work”).  The Contract of Work allows us to conduct extensive mining, production and exploration activities in a 24,700-acre area that we call Block A, which contains the Grasberg mine, and governs our rights and obligations relating to taxes, exchange controls, royalties, repatriation and other matters.  The Contract of Work also allows us to explore for minerals in an approximately 500,000 acre area that we call Block B.  Exploration activities in Block B have been suspended since 2000 (see “Contracts of Work”).  The term of our Contract of Work expires in 2021, but we can extend it for two 10-year periods subject to Indonesian government approval, which cannot be withheld or delayed unreasonably.

Another of our operating subsidiaries, PT Irja Eastern Minerals, which we refer to as Eastern Minerals, holds an additional Contract of Work in Papua covering approximately 1.2 million acres and conducts exploration activities, which have been suspended since 2000, under this Contract of Work (see “Contracts of Work”).  We have a 100 percent ownership interest in Eastern Minerals.

In 1996, we established joint ventures with Rio Tinto plc, which is an international mining company with headquarters in London, England.  Rio Tinto conducts mining operations in North America, South America, Asia, Europe and southern Africa.  One of our joint ventures with Rio Tinto covers PT Freeport Indonesia's mining operations in Block A.  This joint venture gives Rio Tinto, through 2021, a 40 percent interest in certain assets and in production above specified levels from operations in Block A and, after 2021, a 40 percent interest in all production in Block A.  Under our joint venture arrangements, Rio Tinto also has a 40 percent interest in PT Freeport Indonesia's Contract of Work and Eastern Minerals' Contract of Work.  In addition, Rio Tinto has the option to participate in 40 percent of any of our other future exploration projects in Papua.  To date, Rio Tinto has elected to participate in all exploration projects, including PT Nabire Bakti Mining.  Rio Tinto, through one of its wholly owned subsidiaries, owns approximately 12 percent of our currently outstanding common stock.

Under another joint venture agreement through PT Nabire Bakti Mining, we conduct exploration activities, which have been suspended since 2000 (see “Contracts of Work”), in an area covering approximately 500,000 acres in five parcels contiguous to PT Freeport Indonesia's Block B and one of Eastern Minerals' blocks.

At December 31, 2003, PT Freeport Indonesia's share of proven and probable recoverable reserves totaled 39.7 billion pounds of copper and 46.6 million ounces of gold, all of which are located in Block A.  Our approximate 90.64 percent equity share of those proven and probable recoverable reserves totaled 36.0 billion pounds of copper and 42.2 million ounces of gold (see “Ore Reserves”).  In this annual report, we refer to (1) aggregate reserves, which means all reserves for the operations we manage, (2) PT Freeport Indonesia's share of reserves, which means the reserves net of Rio Tinto's interest under our joint venture arrangements and which are the reserves reported as those of our operations in our consolidated financial statements and (3) our equity share of reserves, which means PT Freeport Indonesia's share net of the 9.36 percent interest that the Government of Indonesia owns.

In July 2003, we acquired the 85.7 percent ownership interest in PT Puncakjaya Power owned by affiliates of Duke Energy Corporation.  Puncakjaya Power is the owner of assets supplying power to PT Freeport Indonesia’s operations, including the 3x65 megawatt coal-fired power facilities (see “Infrastructure”).

We also smelt and refine copper concentrates in Spain and market the refined copper products through our wholly owned subsidiary, Atlantic Copper, S.A. (see "Investment in Smelters").  In addition, PT Freeport Indonesia has a 25 percent interest in PT Smelting, an Indonesian company that operates a copper smelter and refinery in Gresik, Indonesia.  These smelters play an important role in our concentrate marketing strategy, as approximately one-half of PT Freeport Indonesia's concentrate production has been sold to Atlantic Copper and PT Smelting over the last several years.

The diagram below shows our corporate structure.

_______________

 (1) FM Services Company, a Delaware corporation, became our wholly owned subsidiary in October 2002.  FM Services Company provides us and two other publicly-traded companies with executive, administrative, financial, accounting, legal, tax and similar services.

The following four maps indicate

-

the distance from Papua to Bali (approximately 1,500 miles) and to Jakarta (approximately 2,000 miles);

-

the location of the Papua province in which we operate;

-

the location of our Contracts of Work areas within the Papua province; and

-

the infrastructure of our Contract of Work project area.

(Gray area indicates our approved tailings management area based on Figure 3-14 from the 300k ANDAL.)

Contracts of Work

PT Freeport Indonesia and Eastern Minerals conduct their current exploration operations and PT Freeport Indonesia conducts its mining operations in Indonesia by virtue of their Contracts of Work. Both Contracts of Work govern our rights and obligations relating to taxes, exchange controls, royalties, repatriation and other matters.  Both Contracts of Work were concluded pursuant to the 1967 Foreign Capital Investment Law, which expresses Indonesia's foreign investment policy and provides basic guarantees of remittance rights and protection against nationalization, a framework for economic incentives and basic rules regarding other rights and obligations of foreign investors.  Specifically, the Contracts of Work provide that the Government of Indonesia will not nationalize or expropriate PT Freeport Indonesia's or Eastern Minerals' mining operations.  Any disputes regarding the provisions of the Contracts of Work are subject to international arbitration.  We have experienced no disputes requiring arbitration during the 36 years we have operated in Indonesia.

PT Freeport Indonesia's Contract of Work covers both Block A, which was first included in a 1967 Contract of Work that was replaced by a new Contract of Work in 1991, and Block B, to which we gained rights in 1991.  The initial term of our Contract of Work expires in December 2021, but we can extend it for two 10-year periods subject to Indonesian government approval, which cannot be withheld or delayed unreasonably.  We originally had the rights to explore 6.5 million acres in Block B, but pursuant to the Contract of Work we have only retained the rights to approximately 500,000 acres, which we believe, following significant geological assessment, contain the most promising exploration opportunities.

Eastern Minerals signed its Contract of Work in August 1994.  The Contract of Work originally covered approximately 2.5 million acres.  Eastern Minerals' Contract of Work provides for a four-to-seven year exploratory term and a 30-year term for mining operations.  Subject to Indonesian government approval, which cannot be withheld or delayed unreasonably, we can extend this period for two 10-year periods.  Eastern Minerals’ Contract of Work requires us to relinquish our rights to 25 percent of the original 2.5-million-acre Contract of Work area at the end of each of three specified periods.  As of December 31, 2003, we had relinquished approximately 1.3 million acres, and within three months of resuming exploratory activity under the Contract of Work we must relinquish approximately 0.6 million additional acres.

In 2000, we suspended our exploration activities outside of Block A because of safety and security issues and because of uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas covered by our Contracts of Work and an Indonesian law enacted in 1999 prohibiting open-pit mining in forest preservation areas.  In 2001, we requested and received from the Government of Indonesia formal temporary suspensions of our obligations under the Contracts of Work in all areas outside of Block A.  The current suspensions were granted for one-year periods ending February 26, 2004 for Block B, March 31, 2004, for PT Nabire Bakti Mining and November 15, 2004, for Eastern Minerals.  We are currently seeking renewal of the Block B suspension and expect to continue to seek suspension renewals for additional one-year periods by written request to the Government of Indonesia for each of the suspended areas if required.  We cannot predict when we will resume our exploration activities in these areas.

PT Freeport Indonesia pays a copper royalty under its Contact of Work that varies from 1.5 percent of copper net revenue at a copper price of $0.90 or less per pound to 3.5 percent at a copper price of $1.10 or more per pound. The Contract of Work royalty rate for gold and silver sales is 1.0 percent.

A large part of the mineral royalties under Government of Indonesia regulations are designated to the provinces from which the minerals are extracted. In connection with our "fourth concentrator mill expansion," PT Freeport Indonesia agreed to pay the Government of Indonesia voluntary additional royalties (royalties not required by our Contract of Work) to provide further support to the local governments and the people of Papua.  PT Freeport Indonesia pays the additional royalties on metal from production above 200,000 metric tons of ore per day.  The additional royalty for copper equals the Contract of Work royalty rate and for gold and silver equals twice the Contract of Work royalty rates.  Therefore, our royalty rate on copper net revenues from production above 200,000 metric tons of ore per day is double the Contract of Work royalty rate, and our royalty rates on gold and silver sales from production above 200,000 metric tons of ore per day are triple the Contract of Work royalty rates.  The combined royalties, including the voluntary additional royalties which became effective January 1, 1999, totaled $26.5 million in 2003, $24.5 million in 2002 and $24.3 million in 2001.

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

Recent Developments.  President Megawati and her Cabinet marked their second anniversary in office during 2003 and have committed to continued efforts to restore the country's economy and investor confidence.  Progress in achieving these goals has been hindered by the global economic slow-down and issues internal to Indonesia.  President Megawati has supported the international community's efforts to counter terrorism, while addressing political complexities in Indonesia, the world's largest Muslim country.  The next presidential election is scheduled for July 2004.

On August 31, 2002, three people were killed and 11 others were wounded in an ambush by a group of unidentified assailants.  The assailants shot at several vehicles transporting international contract schoolteachers from PT Freeport Indonesia’s school in Tembagapura, their family members, and other contractors to PT Freeport Indonesia on the road near Tembagapura, the mining town where the majority of PT Freeport Indonesia's personnel reside.  The identity of the assailants remains unknown.  We, along with the U.S. government, the central Indonesian government, the Papuan provincial and local governments, and leaders of the local people residing in the area of our operations condemned the attack.  Indonesian authorities and the U.S. Federal Bureau of Investigation continue to investigate the incident and we are supporting and cooperating fully with these ongoing investigations.

On October 12, 2002, a bombing killed 202 people in the Indonesian province of Bali, which is 1,500 miles west of our mining and milling operations.  Indonesian authorities arrested 35 people in connection with this bombing and 29 of those arrested have been tried and convicted.  On August 5, 2003, 12 people were killed and over 100 others were injured by a car bomb detonated outside of the JW Marriott Hotel in Jakarta, Indonesia.  A terror suspect will stand trial in Jakarta and face dual charges of involvement in this incident and the October 12, 2002 bombing.  Press reports state that Indonesian police blame both attacks on international terrorist organizations.  Our mining and milling operations were not interrupted by the August 31, 2002, October 12, 2002, or August 5, 2003 incidents.

The Government of Indonesia, which provides security for PT Freeport Indonesia's personnel and operations (see “Security Matters”), has expressed a strong commitment to protect natural resources businesses operating in Indonesia, including PT Freeport Indonesia, with heightened security following the incidents discussed above.

Economic and Social Conditions.  The Indonesian economy grew by an estimated 4 percent in 2003 and 2002 and an estimated 3 percent in 2001.  Indonesia is Asia's second largest exporter of oil and has benefited from higher oil prices in recent years.

After beginning the year at 8,940 rupiah to one U.S. dollar, the Indonesian currency averaged approximately 8,500 rupiah to one U.S. dollar during 2003 and closed at 8,437 rupiah to one U.S. dollar on December 31, 2003.  The stronger rupiah reflects the economic progress made by President Megawati's administration and weakness in the U.S. dollar.

Despite gradual improvements on the economic front, Indonesia's recovery remains vulnerable to ongoing political and social tensions.  Incidents of violence and separatist pressures continue to be reported.  Pro-independence movements in certain areas continue to be prominent, especially in the province of Aceh, where the Indonesian government signed a peace agreement with separatists in December 2002, and to a lesser extent in Papua.  The area surrounding our mining development is sparsely populated by local people and former residents of more populous areas of Indonesia, some of whom have resettled in Papua under the Government of Indonesia's transmigration program.  A segment of the local population is opposing Indonesian rule over Papua, and several separatist groups have sought political independence for the province.  In addition to the August 31, 2002, shooting incident, there have been sporadic attacks on civilians by separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military in Papua.

While the uncertainties of the regional autonomy process have created concern among foreign investors, the Indonesian government has repeatedly assured investors that existing contracts would be honored.  Government officials have publicly stated that the Government of Indonesia will honor existing contracts and that they have no intention of revoking or unilaterally amending such contracts, specifically including PT Freeport Indonesia's Contract of Work.  Our belief that our Contracts of Work will continue to be honored is further supported by U.S. laws, which prohibit U.S. aid to countries that nationalize property owned by, or take steps to nullify a contract with, a U.S. citizen or company at least 50 percent owned by U.S. citizens if the foreign country does not within a reasonable time take appropriate steps to provide full value compensation or other relief under international law.

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

PT Freeport Indonesia contributes to the economies of Papua and the Republic of Indonesia through the payment of taxes, dividends and royalties; voluntary economic development programs; infrastructure development; employment; and the purchase of local and national goods.  In fact, PT Freeport Indonesia has frequently been one of the largest taxpayers in the Republic of Indonesia. In addition, it pays royalties on all minerals removed from the ground.

Moreover, since it began development activities more than thirty-five years ago, PT Freeport Indonesia has made significant investments in infrastructure both for its use and for use by the Papuan public.  These infrastructure improvements include medical facilities, roads, an airport and heliports, schools, housing, community buildings and places of worship.

PT Freeport Indonesia is also one of the largest private employers in Indonesia and by far the largest in Papua.  As of December 31, 2003, PT Freeport Indonesia directly employed 7,802 people; and 6,054 contract workers provided services to PT Freeport Indonesia.  In addition, 4,436 persons worked for privatized companies providing services within PT Freeport Indonesia's operations area.

Besides the estimated $2.3 billion paid in direct benefits to the Indonesian government under the Contract of Work from 1992 through 2003, PT Freeport Indonesia's operations have provided another $8.7 billion during this period in indirect benefits to Papua and the Republic of Indonesia in the form of wages and benefits paid to workers, purchases of goods and services, charitable contributions and reinvestments in operations.

Ore Reserves

During 2003, additions to the aggregate proven and probable reserves of the Grasberg and other Block A ore bodies totaled approximately 185.5 million metric tons of ore representing increases of 2.6 billion recoverable pounds of copper, 1.0 million recoverable ounces of gold and 16.8 million recoverable ounces of silver.  Approximately 126 million metric tons of the additions relate to additions to the Mill Level Zone ore body, resulting from PT Freeport Indonesia’s 2003 drilling program.  Year-end aggregate proven and probable recoverable reserves, net of 2003 production, were 2.7 billion metric tons of ore averaging 1.08 percent copper, 0.98 grams per metric ton (g/t) of gold and 3.72 g/t of silver representing 54.4 billion pounds of copper, 60.4 million ounces of gold and 159.4 million ounces of silver.  Our aggregate exploration budget for 2004, including Rio Tinto’s share, is expected to total approximately $13 million with most of the effort focused on drilling below the current Mill Level Zone ore body.

Pursuant to joint venture arrangements between PT Freeport Indonesia and Rio Tinto, Rio Tinto has a 40 percent interest in production from reserves above those reported at December 31, 1994.  Net of Rio Tinto’s share, PT Freeport Indonesia's share of proven and probable recoverable copper, gold and silver reserves was 39.7 billion pounds of copper, 46.6 million ounces of gold and 116.8 million ounces of silver as of December 31, 2003.  FCX's equity interest in proven and probable recoverable reserves as of December 31, 2003, was 36.0 billion pounds of copper, 42.2 million ounces of gold and 105.9 million ounces of silver.  We estimated recoverable reserves using an average copper price of $0.85 per pound and an average gold price of $270 per ounce.  With respect to the proven and probable reserves presented below, if metal prices were adjusted to the approximate average London spot prices for the past three years, i.e., copper prices adjusted from $0.85 per pound to $0.74 per pound and gold prices adjusted from $270 per ounce to $315 per ounce, there would be no change in our proven and probable reserves.

All of our proven and probable recoverable reserves lie within Block A.  The Grasberg deposit contains the largest single gold reserve and is one of the largest copper reserves of any mine in the world.  Aggregate Grasberg open pit and underground proven and probable recoverable ore reserves as of December 31, 2003, are shown below along with those of our other deposits.  Reserve calculations were prepared by our employees under the supervision of George MacDonald, our Vice President of Exploration, and were reviewed and verified by Independent Mining Consultants, Inc., experts in mining, geology and reserve determination.  See "Risk Factors."  We developed our current mine plan based on completing the mining of all of our currently designated recoverable reserves before the end of 2041, which would be the expiration of our Contract of Work including two 10-year extensions.  Prior to the expiration of the initial term of our Contract of Work in December 2021, under our current mine plan we expect to mine approximately 48 percent of aggregate proven and probable ore, representing approximately 62 percent of PT Freeport Indonesia's share of recoverable copper reserves and approximately 72 percent of PT Freeport Indonesia's share of recoverable gold reserves.

	Proven				Probable				Total
	Metric Tons of Ore (000s)[a]	Average Ore Grade			Metric Tons of Ore (000s)[a]	Average Ore Grade			Metric Tons
		Copper	Gold	Silver		Copper	Gold	Silver	of Ore (000s)[a]
		(%)	(g/t)	(g/t)		(%)	(g/t)	(g/t)
Developed and producing:
Grasberg open pit	250,299	1.14	1.50	2.51	500,454	1.03	1.12	2.43	750,753
Deep Ore Zone	70,041	0.99	0.67	5.46	100,091	0.90	0.60	4.61	170,132
Undeveloped:
Grasberg block cave	133,653	1.12	1.09	2.92	740,701	1.02	0.76	2.90	874,354
Kucing Liar	190,147	1.29	1.01	4.89	308,852	1.32	1.28	6.09	498,999
Mill Level Zone block cave	71,774	0.92	0.78	3.91	86,999	0.83	0.74	3.95	158,773
Mill Level Zone sublevel cave	2,226	0.97	0.59	5.39	15,375	0.97	0.50	4.67	17,601
Ertsberg Stockwork Zone	25,941	0.52	0.94	1.74	95,773	0.49	0.89	1.63	121,714
Big Gossan	2,468	2.20	0.93	14.08	30,438	2.86	1.01	17.07	32,906
Dom block cave	11,894	1.18	0.31	6.40	31,757	1.07	0.31	5.76	43,651
Dom open pit	6,882	1.87	0.46	9.88	20,118	1.78	0.42	9.50	27,000
Total	765,325	1.13	1.11	3.72	1,930,558	1.07	0.92	3.71	2,695,883

	Mill Recoveries (%)			Proven and Probable Recoverable Reserves[b]
	Copper	Gold	Silver	Copper	Gold	Silver
				(Billions of Lbs.)	(Millions of Ozs.)	(Millions of Ozs.)
Developed and producing:
Grasberg open pit	87.0	86.9	65.9	14.7	25.4	30.1
Deep Ore Zone	85.2	76.2	63.8	2.9	2.6	13.3
Undeveloped:
Grasberg block cave	89.0	72.2	74.0	17.2	16.0	46.4
Kucing Liar	89.4	50.7	55.9	12.4	9.3	38.8
Mill Level Zone block cave	85.5	76.6	63.8	2.5	2.9	9.8
Mill Level Zone sublevel cave	85.5	76.6	63.8	0.4	0.2	1.3
Ertsberg Stockwork Zone	87.8	78.1	63.8	1.1	2.7	3.2
Big Gossan	85.0	79.1	63.8	1.7	0.8	8.7
Dom block cave	82.6	75.2	62.0	0.8	0.3	4.0
Dom open pit	69.0	68.0	59.0	0.7	0.2	3.8
Total	87.6	73.3	64.4	54.4	60.4	159.4

PT Freeport Indonesia’s share				39.7	46.6	116.8
FCX’s equity share				36.0	42.2	105.9

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

		Spacing (in meters)			Average Distance (in meters)
Deposit	Mining Unit	Surface Drilling Grids	Underground (& Surface) Drill Fans	Drilling Method	To Nearest Sample	Between Drill Holes (less than)
Grasberg	Open Pit	50	75	Core	45	89
Grasberg	Block Cave	-	100	Core	46	92
Deep Ore Zone	Block Cave	-	50	Core	13	25
Kucing Liar	Block Cave	-	75	Core	36	72
Mill Level Zone	Sublevel Cave	-	50	Core	27	54
Ertsberg Stockwork Zone	Block Cave	100	50	Core	26	52
Big Gossan	Open Stope	100	50	Core	22	45
Dom	Block Cave	-	50	Core	26	52
Dom	Open Pit	-	50	Core	25	50
Mill Level Zone	Block Cave	-	50	Core	27	54

Mining Operations

We and our predecessors have conducted exploration and mining operations in Block A since 1967 and have been the only operator of those operations.  Following are descriptions of ore mines in production, significant ore mines in development and our ore bodies.

Mines in Production.  We currently have two mines in operation: the Grasberg open pit and the Deep Ore Zone.  As of December 31, 2003, our capital expenditures incurred to date for our mining operations in Indonesia totaled $4.9 billion.  Our mine development, expansion and infrastructure capital expenditures totaled approximately $48 million in 2003, $69 million in 2002 and $84 million in 2001.  These expenditures primarily relate to development of the Deep Ore Zone ore body.  We began open-pit mining of the Grasberg ore body in January 1990.  Production is at the 3,520-to 4,250-meter elevation level and totaled 57.4 million metric tons of ore in 2003 and 71.0 million metric tons of ore in 2002, which provided 77 percent of our 2003 mill feed and 83 percent of our 2002 mill feed.  The underground Grasberg reserves will be mined using the block-cave method near the end of open-pit mining, which is expected to continue until approximately 2015.

The Deep Ore Zone ore body lies vertically below the Intermediate Ore Zone.  We began production from the Deep Ore Zone ore body in 1989, but we suspended production in 1991 in favor of production from the Grasberg deposit.  Production using the block-cave method at the Deep Ore Zone restarted in September 2000.  Production is at the 3,150-meter elevation level and totaled 14.8 million metric tons of ore in 2003 and 7.9 million metric tons of ore in 2002.  The Deep Ore Zone performed above design capacity of 35,000 metric tons of ore per day and studies are ongoing to evaluate additional low-cost expansion options to increase production.  Production from the Deep Ore Zone averaged 40,500 metric tons of ore per day in 2003.

The Intermediate Ore Zone was an underground block-cave operation that began production in the first half of 1994.  Production totaled 2.5 million metric tons of ore in 2003 and 7.1 million metric tons of ore in 2002.  The Intermediate Ore Zone was depleted during the third quarter of 2003.  During its 10-year life, the Intermediate Ore Zone operation produced almost 30 percent more copper and gold than the initial reserve estimates.

Our principal source of power for all our operations is a coal-fired power plant that we built in conjunction with our fourth concentrator expansion (see “Infrastructure Improvements”).  Medium-speed diesel generators supply peaking and backup power.  A combination of naturally occurring mountain streams and water derived from our underground operations provides water for our operations.  The average annual rainfall in the project area is 180 inches.

Mines in Development.  Five other significant ore bodies, referred to as the Kucing Liar, Mill Level Zone,  Ertsberg Stockwork Zone, Big Gossan and the Dom are located in Block A.  These ore bodies are at various stages of development, and are included in our proven and probable recoverable reserves.  We incurred $3.6 million for mine development, expansion and infrastructure capital expenditures related to these ore bodies during the three years ended December 31, 2003.  See “Risk Factors.”

The Kucing Liar ore body lies on the southern flank of and underneath the southern portion of the Grasberg open pit at the 2,500- to 3,100-meter elevation level.  We are reviewing development plans for Kucing Liar.

The Mill Level Zone ore body lies directly below the Deep Ore Zone mine at the 2,900-meter elevation.  This ore represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry.  Drilling efforts continue to determine the extent of this ore body, which we expect to mine using a block-cave method after we complete mining at the Deep Ore Zone ore body.

The Ertsberg Stockwork Zone ore body extends off the southwest side of the Deep Ore Zone ore body at the 3,150- to 3,750-meter elevation level.  Drilling efforts continue to determine the extent of this ore body, which we expect to mine using a block-cave method after we complete mining at the Deep Ore Zone ore body.

The Big Gossan ore body is located approximately 1,000 meters southwest of the original Ertsberg open-pit deposit.  We began the initial underground development of the ore body in 1993 when we drove tunnels from the mill area into the ore zone at the 3,000-meter elevation level.  A stope and fill mining method will be used on the Big Gossan deposit.  A feasibility study and an update to the site-wide development plan will be completed in 2004 to determine when to begin production.

The Dom ore body lies approximately 1,500 meters southeast of the depleted Ertsberg open-pit deposit.  We completed pre-production development at the Dom, including all maintenance, warehouse and service facilities, just as the Grasberg mine began open-pit production in 1990.  We have deferred production at the Dom ore body and may not reinitiate until after completion of open-pit mining at Grasberg.

The projected aggregate capital expenditures required to reach full production capacity for each of our undeveloped ore bodies based on our latest mine plans and our proven and probable recoverable reserves as of December 31, 2003, are shown below (in millions).  Actual costs could differ materially from these estimates as we will not incur most of the expenditures for several years and we will incur them over a period of several years.  Based on our current estimates, we expect these expenditures to average between $35 million and $215 million annually, during the next 15 years.  In addition, these costs will be shared with Rio Tinto in accordance with our joint venture agreement.

Grasberg block cave	$980
Kucing Liar block cave	550
Mill Level Zone block cave	265
Dom block cave	185
Ertsberg Stockwork Zone block cave	180
Big Gossan	145
Dom open pit	30
Mill Level Zone sublevel cave	30
Total	$2,365

Description of Ore Bodies.  Our ore bodies are located within and around two main igneous intrusions, the Grasberg monzodiorite and the Ertsberg diorite.  The host rocks of these ore bodies include both carbonate and clastic rocks that form the ridge crests and upper flanks of the Sudirman Range, and the igneous rocks of monzonitic to dioritic composition that intrude them.  The igneous-hosted ore bodies (the Grasberg open pit and block cave, and the Ertsberg Stockwork Zone block cave) occur as vein stockworks and disseminations of copper sulphides, dominated by chalcopyrite and, to a much lesser extent, bornite.  The sedimentary-rock hosted ore bodies occur as "magnetite-rich, calcium/magnesian skarn" replacements, whose location and orientation are strongly influenced by major faults and by the chemistry of the carbonate rocks along the margins of the intrusions.

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

The following chart illustrates our current plans for sequencing and producing each of our ore bodies and the years in which we currently expect that production of each ore body will begin and end.  Production volumes are typically lower in the first few years of each ore body as development activities are ongoing and as the mine ramps up to full production.  Currently, the Grasberg open pit and Deep Ore Zone are our only producing mines.  The ultimate timing of the start of production from our undeveloped mines is dependent upon a number of factors, including the results of our exploration efforts, and may vary from the dates shown below.

Production Sequencing
Reserves as of December 31, 2003
Grasberg open pit
Deep Ore Zone
Big Gossan
Grasberg block cave
Kucing Liar
Dom open pit
Ertsberg Stockwork Zone
Dom block cave
Mill Level Zone block cave
Mill Level Zone sublevel cave
Contract of Work Term
(including extensions)
2004
2006
2008
2010
2012
2014
2016
2018
2020
2022
2024
2026
2028
2030
2032
2034
2036
2038
2040
2042
Year

During 2003, we mined an average of 598,800 metric tons of material per day, including ore and overburden, and we do not require any additional approvals for higher rates.  During 2002, we mined an average of 704,900 metric tons of material per day.  The decrease in 2003 production levels is due to the fourth quarter slippage and debris flow events that occurred in a section of the Grasberg open pit; we expect to return to normal production levels in the second quarter of 2004 (see “Grasberg Open Pit Slippage”).  The following chart illustrates our current aggregate mill capacity; our aggregate permitted mill capacity; and our projected milling rates.  The decline in milling rates in 2015 reflects the expected completion date of open-pit mining at the Grasberg ore body.  We are continuing to develop mine plans to optimize production levels and to offset the anticipated decline in 2015.

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

Our production results for the last three years are as follows:

	Years Ended December 31,			Percentage Change
	2003	2002	2001	2002 to 2003	2001 to 2002
Mill throughput (metric tons of ore per day)	203,000	235,600	237,800	(14)%	(1)%
Copper production, net to PT Freeport Indonesia (000 pounds)	1,291,600	1,524,200	1,393,400	(15)%	9%
Gold production, net to PT Freeport Indonesia (ounces)	2,463,300	2,296,800	2,634,900	7%	(13)%
Average net cash production costs (credits) per pound of copper[a]	$(0.02)	$0.08	$0.07	125%	14%

a.

Includes site production and delivery costs, smelting and refining costs, and royalties, less credits for gold and silver sales.

Mill throughput averaged 203,000 metric tons of ore per day during 2003, 32,600 metric tons per day lower than the 235,600 metric tons of ore per day during 2002.  In October 2003, a slippage of material occurred in a section of the Grasberg open pit.  The area affected by the slippage included two active mining areas which were scheduled to be mined in the fourth quarter of 2003.  PT Freeport Indonesia does not expect the Grasberg slippage to affect long-term mine plans (see “Grasberg Open Pit Slippage”).

Copper production for 2003 was 1.3 billion pounds, 232.6 million pounds lower than that for 2002 primarily because of lower average copper ore grades and lower mill throughput caused by the slippage and debris flow events.  Gold production for 2003 was 166,500 ounces higher than that for 2002 primarily because of higher average gold grades.

Average net cash production costs per pound of copper of a net credit of $(0.02) for 2003 were an annual record low compared with $0.08 for 2002.  Higher gold credits in 2003 offset higher site production and delivery costs.  Average net cash production costs were higher for the year 2002 compared with 2001 primarily because of lower gold credits.  Our average net cash production costs per pound of copper vary with the amount of gold we sell and gold prices, among other factors.  Once we complete our open-pit mining operations at the Grasberg mine by approximately 2015 and transition to underground, we expect our share of annual copper and gold production to be lower than current levels, and all other factors being equal, our average net cash production costs to increase.  For more information regarding our operating and financial results, see “Item 6. Selected Financial Data” and “Items 7. and 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risks.”

Grasberg Open Pit Slippage

On October 9, 2003, a slippage of material occurred in a section of the Grasberg open pit.  Eight workers perished and five workers were injured in the incident.  The area affected by the slippage, comprising approximately five percent of the surface area of the massive Grasberg pit, included two active mining areas that were scheduled to be mined in 2003 and 2004.   On December 12, 2003, a debris flow involving a relatively small amount of loose material occurred in the same area of the Grasberg open pit resulting in only minor property damage.  Following these two events, PT Freeport Indonesia redirected its open-pit operations to accelerate removal of waste material from the south wall to restore safe access to the higher grade ore areas in the pit.  These activities have resulted in reduced production levels.  Ore previously forecast to be mined in 2004 is currently available for mining and will be mined once safe access is assured. Based on the substantial progress achieved to date, PT Freeport Indonesia expects to return to its key ore areas in the second quarter of 2004.

As a result of the fourth quarter slippage and debris flow events, PT Freeport Indonesia notified its copper concentrate customers that it was declaring force majeure under the terms of its contracts as it would be unable to satisfy its annual sales and delivery commitments.  Under those contracts, a declaration of force majeure allows PT Freeport Indonesia to cancel, reduce or delay the sale and delivery of concentrates to its customers during the affected period caused by an event of force majeure.  PT Freeport Indonesia is working with its customers to keep them apprised of the timing of the expected return to normal operations and concentrate deliveries.

In the near term, PT Freeport Indonesia’s ore is expected to be limited to its Deep Ore Zone underground mine and low grade material from the open pit. As a result of the mine sequencing changes at the open pit, a portion of the higher grade ore previously forecast to be mined in 2004 is expected to be deferred to future periods, with the substantial majority of the deferred ore expected to be mined in 2005. These mine sequencing changes are not expected to affect long-term mine plans or recoverable ore reserves.  Our 2004 annual sales are expected to approximate 1.0 billion pounds of copper and 1.5 million ounces of gold with a significant portion expected in the second half, and 1.5 billion pounds of copper and 2.9 million ounces of gold in 2005.

PT Freeport Indonesia maintains property damage and business interruption insurance related to its operations.  We have notified our insurers that we will be presenting a claim and are in the process of quantifying the extent of our losses from the October 9 and December 12 events.  Any losses covered by insurance would be subject to a deductible of approximately $40 million, and any insurance recovery will depend on several factors such as the extent of business interruption losses on a daily basis, the time period during which our production is constrained, the condition of the equipment that was damaged and the costs associated with the recovery and clean-up operations.  No assurance can be provided at this time about the extent to which our losses will be covered by insurance.

Exploration

As a result of our joint venture arrangements, Rio Tinto generally pays for 40 percent of our joint venture exploration and exploratory drilling costs in Papua.  The joint ventures incurred total exploration costs of $10.5 million in 2003 and $4.8 million in 2002.  The joint ventures' exploration budget for 2004 totals approximately $13 million with most of the effort focused on drilling below the current Mill Level Zone ore body.

In June 1998, we entered into a joint venture agreement to conduct exploration activities in PT Nabire Bakti Mining's Contract of Work area, which currently covers approximately 500,000 acres in several blocks contiguous to PT Freeport Indonesia's Block B and one of Eastern Minerals' blocks in Papua.  Rio Tinto shares in 40 percent of our interest and costs in this exploration joint venture.  We and Rio Tinto can earn up to a 62 percent interest in the PT Nabire Bakti Mining Contract of Work by spending up to $21 million on exploration and other activities in the joint venture areas.  We have spent $16.5 million through December 31, 2003.

With the subsequent approval of the Indonesian government, in 2000 we temporarily suspended our field exploration activities in Block B, which includes the Wabu Ridge gold prospect, as well as in the other Contract of Work areas of Eastern Minerals and PT Nabire Bakti Mining.  The suspensions are due to safety and security issues and uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas covered by the Contracts of Work and an Indonesian law enacted in 1999 prohibiting open-pit mining in forest preservation areas.  We cannot predict when we will be able to resume our exploration activities in these areas.  We expect to continue to seek renewals of these suspensions for each of the suspended areas if required.  All of the suspended areas are outside of our current mining operations area.

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

In July 2003, we acquired the 85.7 percent ownership interest in Puncakjaya Power owned by affiliates of Duke Energy Corporation for $68.1 million cash, net of $9.9 million of cash acquired.  Puncakjaya Power is the owner of assets supplying power to PT Freeport Indonesia’s operations, including the 3x65 megawatt coal-fired power facilities.  PT Freeport Indonesia purchases power from Puncakjaya Power under infrastructure asset financing arrangements.  At December 31, 2003, PT Freeport Indonesia had infrastructure asset financing obligations to Puncakjaya Power totaling $295.5 million.  As a result of this transaction, our consolidated balance sheet no longer reflects PT Freeport Indonesia’s obligation to Puncakjaya Power, but instead reflects the Puncakjaya Power bank debt which totaled $235.5 million and a receivable from Rio Tinto totaling $83.9 million for its share of the obligation to Puncakjaya Power at December 31, 2003.

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

Revenues from concentrate sales are recorded net of royalties (see "Contracts of Work"), treatment and all refining charges (including participation charges, if applicable, based on the market prices of metals), and the impact of derivative financial instruments, if any, used to hedge against risks from metals price fluctuations.  Moreover, because a portion of the metals contained in copper concentrates is unrecoverable as a result of the smelting process, our revenues from concentrate sales are also recorded net of allowances based on the quantity and value of these unrecoverable metals.  These allowances are a negotiated term of our contracts and vary by customer.  Treatment and refining charges represent payments to smelters and refiners and are either fixed or in certain cases vary with the price of copper.  We sell a small amount of copper concentrates in the spot market.  See "Risk Factors."

We have commitments, including commitments from Atlantic Copper and PT Smelting, for essentially all of our estimated 2004 production.  We estimate our share of sales for 2004 to approximate 1.0 billion pounds of copper and 1.5 million ounces of gold.  Projected 2004 copper and gold sales reflect the expectation of lower production during the first half of 2004 because of our efforts to restore safe access to high-grade areas in the Grasberg open pit with higher sales projected in 2005.  See "Risk Factors."

PT Freeport Indonesia has a long-term contract through 2007 to provide Atlantic Copper with a quantity of copper concentrates at market prices which currently approximates 60 percent of Atlantic Copper’s annual copper concentrate requirements.  PT Freeport Indonesia's agreement with PT Smelting provides, for the life of PT Freeport Indonesia's mines, for the supply of 100 percent of the copper concentrate requirements necessary to produce 205,000 metric tons of copper (essentially the Gresik smelter’s original design capacity) on a priority basis.  PT Freeport Indonesia has also entered into a separate agreement to provide PT Smelting with an incremental supply of copper concentrates at market prices for the majority of PT Smelting’s additional requirements through 2004.  For the first 15 years of PT Smelting's operations beginning in December 1998, the treatment and refining charges on the majority of the concentrate PT Freeport Indonesia supplies will not fall below a specified minimum rate, currently $0.23 per pound, which has been the rate since PT Smelting began operating in 1998.  The rate is scheduled to decline to a floor of $0.21 per pound in early 2004.  We anticipate that PT Freeport Indonesia will sell approximately 50 percent of its annual concentrate production to Atlantic Copper and PT Smelting.  A recap of PT Freeport Indonesia's aggregate percentage concentrate sales to its affiliates and to other parties for the last three years follows:

	2003	2002	2001
PT Smelting	30%	26%	28%
Atlantic Copper	25%	24%	23%
Other parties	45%	50%	49%
	100%	100%	100%

Investment in Smelters

Our investment in smelters (Atlantic Copper and PT Smelting) serves an important role in our concentrate marketing strategy.  PT Freeport Indonesia generally sells approximately one-half of its concentrate production to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder to other customers.  Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and income to Atlantic Copper and PT Smelting.  Through downstream integration, we are assured placement of a significant portion of our concentrate production and operating hedges for treatment and refining charges.  While currently low smelting and refining charges have adversely affected the operating results of Atlantic Copper, these low charges have benefited the operating results to PT Freeport Indonesia's mining operations.

Atlantic Copper, S.A.  We own 100 percent of Atlantic Copper.  Atlantic Copper completed the last expansion of its production capacity in 1997 and its smelter currently has a design capacity of 290,000 metric tons of copper per year.  We have no present plans to expand Atlantic Copper's production capacity.  During 2003, Atlantic Copper treated 964,400 metric tons of concentrate and scrap and produced 290,300 metric tons of new copper anodes.  During 2002, Atlantic Copper treated a record 1,016,700 metric tons of concentrate and scrap and produced 298,000 metric tons of new copper anodes.  Atlantic Copper is planning a 45-day major maintenance turnaround in the second quarter of 2004.  Major maintenance turnarounds of this duration typically occur approximately every nine years for Atlantic Copper, with significantly shorter term maintenance turnarounds occurring in the interim.  Atlantic Copper purchased approximately 61 percent of its 2003 concentrate requirements from PT Freeport Indonesia at market prices.  Atlantic Copper has experienced no material operating problems, and we are not aware of any potential material environmental liabilities at Atlantic Copper.

We contributed $10.0 million to Atlantic Copper in 2003, $25.0 million in 2002 and $7.6 million in 2001 and we expect to make significant additional contributions in 2004.  The funds are intended to strengthen Atlantic Copper's financial structure during this period of extremely low treatment and refining charge rates, which have negatively affected Atlantic Copper's results.  We are reviewing the cost structure of Atlantic Copper and continue to assess means of improving its financial performance.  Our total investment in Atlantic Copper through December 31, 2003, was $254.9 million.

PT Smelting.  PT Freeport Indonesia's Contract of Work required us to construct or cause to be constructed a smelter in Indonesia if we and the Indonesian government determined that such a project would be economically viable.  In 1995, following the completion of a feasibility study, we entered into agreements relating to the formation of PT Smelting and the construction of the copper smelter in Gresik, Indonesia.

PT Smelting is a joint venture among PT Freeport Indonesia, Mitsubishi Materials Corporation, Mitsubishi Corporation and Nippon Mining & Metals Co., Ltd., which own 25 percent, 60.5 percent, 9.5 percent and 5 percent, respectively, of the outstanding PT Smelting common stock.  In accordance with the joint venture agreements, PT Freeport Indonesia provides nearly all of PT Smelting's copper concentrate requirements.  In December 2003, PT Smelting’s shareholder agreement was amended to eliminate PT Freeport Indonesia’s assignment of its earnings in PT Smelting to support a 13 percent cumulative annual return to the other owners for the first 20 years of operations.  No amounts were paid under this assignment.  PT Freeport Indonesia's total investment in PT Smelting through December 31, 2003, was $97.3 million.

During 2003, PT Smelting treated 824,800 metric tons of concentrate and produced 247,400 metric tons of new copper anodes.  During 2002, PT Smelting treated 719,600 metric tons of concentrate and produced 211,200 metric tons of new copper anodes.  PT Smelting is planning a 33-day major maintenance turnaround in the first half of 2004.  Major maintenance turnarounds of this duration typically occur approximately every four years for PT Smelting, with significantly shorter term maintenance turnarounds in the interim.  PT Smelting has no present plans to expand its treatment capacity and has experienced no material operating problems.  We are not aware of any potential material environmental liabilities at PT Smelting.

Competition

We compete with other mining companies in the sale of our mineral concentrates and the recruitment and retention of qualified personnel.  Some competing companies possess financial resources greater than ours and possess multiple mining assets less geographically concentrated in a single area than ours.  We believe, however, that we are one of the lowest cost copper producers in the world, which gives us a significant competitive advantage.

Social Development, Employment and Human Rights

We have a social, employment and human rights policy designed to result in our operating in compliance with the laws in the areas of our operations, and in a manner that respects basic human rights and the culture of the people who are indigenous to the area.  We continue to incur significant costs on social and cultural activities, primarily in Papua.  These activities include:

*  comprehensive job training programs;

*  basic education programs;

*  several public health programs, including extensive malaria control;

*  agricultural assistance programs;

*  a business incubator program to encourage the local people to establish their own small scale businesses;

*  cultural preservation programs; and

*  charitable donations.

In 1996, PT Freeport Indonesia agreed to commit at least one percent of its revenues for the subsequent 10 years to the Freeport Partnership Fund for Community Development (formerly the Freeport Fund for Irian Jaya Development) to support village-based health, education, economic and social development programs in its area of operations.  This commitment replaced our community development programs in which we spent a similar amount of money each year.  Our contributions totaled $17.4 million in 2003, $15.2 million in 2002 and $14.1 million in 2001 to the Freeport Partnership Fund for Community Development.

Lembaga Pembangunan Masyarakat Amungme Kamoro (LPMAK) oversees disbursement of the funds we contribute to the fund.  LPMAK's board of commissioners is made up of a leader of the Amungme people, a leader of the Kamoro people, leaders of the three local churches, a representative of the local government and a representative of PT Freeport Indonesia.

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

Security Matters

Consistent with our Contract of Work and duty to protect our employees and property, we have taken appropriate steps to provide a safe and secure working environment. As part of its security program, PT Freeport Indonesia maintains its own internal security department, which performs functions such as protecting company facilities, monitoring the shipment of company goods through the airport and terminal, assisting in traffic control and aiding rescue operations.  PT Freeport Indonesia's civilian security employees (numbering about 670) are unarmed and perform duties consistent with their internal security role.  PT Freeport Indonesia's share of costs for its internal civilian security department totaled $11.2 million for 2003, $7.7 million for 2002 and $6.8 million for 2001.  The security department has received human rights training and each member is required to certify his or her compliance with our human rights policy.

PT Freeport Indonesia, and all businesses and residents of Indonesia, relies on the Government of Indonesia for the provision of public order, upholding the rule of law and the protection of personnel and property.  The Grasberg mine has been designated by the Government of Indonesia as one of Indonesia's vital national assets.  This designation results in the military’s playing a significant role in protecting the area of our operations.  The Government of Indonesia is responsible for employing police and military personnel and directing their operations.

From the outset of PT Freeport Indonesia’s operations, the government has looked to PT Freeport Indonesia to provide logistical and infrastructure support and assistance for these necessary services because of the limited resources of the Indonesian government and the remote location of and lack of development in Papua.  PT Freeport Indonesia’s financial support for the Indonesian government security institutions assigned to the operations area represents a prudent response to its requirements to protect its workforce and property, better ensuring that personnel are properly fed and lodged, and have the logistical resources to patrol PT Freeport Indonesia’s roads and secure its operating area.  In addition, provision of such support and oversight is consistent with PT Freeport Indonesia’s obligations under the Contract of Work, reflects our philosophy of responsible corporate citizenship, and is in keeping with our commitment to pursue practices that will promote human rights, which include our endorsement of the joint U.S. State Department-British Foreign Office Voluntary Principles on Human Rights and Security.

PT Freeport Indonesia's share of support costs for the government-provided security, involving over 2,300 Indonesian government security personnel currently located in the general area of our operations, was $5.9 million for 2003, $5.6 million for 2002 and $4.7 million for 2001.  This supplemental support consists of various infrastructure and other costs, such as food, housing, fuel, travel, vehicle repairs, allowances to cover incidental and administrative costs, and community assistance programs conducted by the military/police.  PT Freeport Indonesia's capital costs for associated infrastructure was $0.6 million for 2003, $0.4 million for 2002 and $0.5 million in 2001.

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

Mining operations on the scale of our operations in Papua involve significant environmental challenges, primarily related to the disposition of tailings, which are the crushed and ground rock material resulting from the physical separation of commercially valuable minerals from the ore.  We have comprehensive, ongoing environmental management and monitoring plans for the disposal of tailings resulting from our milling operations, which the Government of Indonesia has approved.  Pursuant to these plans, we manage and monitor the impact of our tailings disposal on the ecosystem of the Ajkwa River and the ecosystems of adjoining water bodies and the surrounding coastal areas.  In 1997, we completed an engineered levee system to minimize the impact of the tailings through a controlled deposition area located on a portion of the flood plain on the Ajkwa River.  We will revegetate and reclaim the Modified Ajkwa Deposition Area when our mining operations are completed.

In furtherance of our commitments to the Indonesian government pursuant to our tailings management plan, we monitor the acid-neutralizing capacity of tailings on a daily basis to ensure the discharge of non-acid generating tailings into our tailings deposition area.  The net acid-neutralizing capacity of our tailings discharge is maintained through a managed program of blending underground ore with ore from the open pit, the addition of supplemental limestone (or lime) to the ore blend, and the addition of lime for control of the pH levels in the flotation system.  Daily samples are collected and tested and this data is communicated to our mill operations so that adjustments in ore blending and lime/limestone addition can be made as appropriate.

With respect to overburden, acid rock drainage generation is our primary environmental issue.  Our approaches to this issue include the prevention of acid rock drainage generation, the control of acid rock drainage migration, and the capture and treatment of acid rock drainage emanating from the overburden stockpile.  In addition, tests have shown the feasibility of revegetating the overburden stockpile and, as a result, we have engaged in stockpile reclamation as an additional means of mitigating acid rock drainage.

We have made significant capital expenditures with respect to the capture and treatment of acid rock drainage and additional capital expenditures are currently in progress.  In addition, we are in the process of developing and implementing technology for the treatment of captured acid rock drainage.  In the interim, acid rock drainage collected by boreholes near the base of the overburden stockpile is neutralized.

We have also committed to the Indonesian government to have independent external environmental audits of our Papuan operations performed by qualified experts every three years, with the results to be made public.  We have had three independent environmental audits conducted by internationally recognized consulting and auditing firms.  SGS International Certification Services Indonesia, a member of the Société Générale de Surveillance Group, completed the 2002 environmental audit.  The 2002 audit found that the overall approach to practical management of environmental issues at PT Freeport Indonesia is considered to be very sound.  There were no audit findings requiring corrective action.  We also are continuing our annual internal audits, through the life of our mining operations, so that our environmental management and monitoring programs will remain sound and our operations will remain in material compliance with local laws.

In connection with obtaining our environmental approvals from the Indonesian government, we committed to performing a one-time environmental risk assessment on the impacts of our tailings management plan.  We completed this extensive environmental risk assessment with more than 90 scientific studies conducted over four years and submitted it to the Indonesian government in December 2002.  We developed the risk assessment plan with input from an independent review panel, which included representatives from the Indonesian government, academia, and non-governmental organizations.  The risks that we identified during this process were in line with our impact projections of the tailings management program contained in our environmental approval documents.

We have environmental approvals from the Government of Indonesia to expand our milling rate up to a maximum of 300,000 metric tons of ore per day.  In 2003, we averaged 203,000 metric tons of ore per day and in 2002 we averaged 235,600 metric tons of ore per day.

The cost of complying with environmental laws is a fundamental cost of our business.  We incurred aggregate environmental capital expenditures and other environmental costs totaling $72.1 million in 2003, $62.6 million in 2002 and $78.2 million in 2001, including tailings management levee maintenance and mine reclamation.  In 2004, we expect to incur approximately $11 million of aggregate environmental capital expenditures and $43 million of other environmental costs.  These environmental expenditures are part of our overall 2004 operating budget.

We are currently revegetating portions of the affected areas of the tailings deposition area.  Upon the completion of our mining operations, we will fulfill the remaining commitments we made to the Indonesian government in connection with our tailings management plan.  Our options for revegetation of affected areas of the deposition area include forage crops and grasses, fruits, grains and vegetables, and other traditional food and medicinal crops.  Decisions on these options are made after consultation with local and regional government and local residents.  In addition to the revegetation and reclamation of the deposition area, we will continue to operate our wastewater treatment plants as long as necessary.  We will also monitor and test the water discharged from our mine and the pH, sulfate and electrical conductivity levels of ground water in the deposition area.  In addition, we will provide flood protection to surrounding areas by diverting the Ajkwa and Otomona Rivers and enhancing levee embankments.  The stability of our levees will be ensured through periodic visual inspection, revegetation of the levee embankments, and the transfer of our levee roads for public use.  Moreover, we will submit an annual written report to the Indonesian government regarding our reclamation activities.

Our ultimate reclamation and closure activities will be determined after consultation with the Indonesian government, affected local residents and other affected parties.  Our best estimate is that PT Freeport Indonesia's total aggregate reclamation and closure obligations totaled approximately $130 million as of December 31, 2003.  Estimates of reclamation and closure costs involve complex issues requiring integrated assessments over a period of many years, and we may revise them as we perform more complete studies.  Some reclamation costs will be incurred during mining activities, while most closure costs and the remaining reclamation costs will be incurred at the end of mining activities, which are currently estimated to continue for more than 30 years.

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

In 1996, we began contributing to a cash fund ($5.0 million balance at December 31, 2003) designed to accumulate at least $100 million by the end of our Indonesian mining activities.  We plan to use this fund, including accrued interest, to pay for mine closure and reclamation costs.  Any incremental costs in excess of this $100 million fund are expected to be incurred throughout the life of the mine and would be funded by operational cash flow or other sources.  An increasing emphasis on environmental issues and future changes in regulations could require us to incur additional costs that would be charged against future operations.  Estimates involving environmental matters are by their nature imprecise and changes in government regulations, operations, technology and inflation could require us to revise them over time.

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

We believe that Atlantic Copper's facilities and operations are in compliance in all material respects with all applicable Spanish environmental laws, rules and regulations.  However, in July 2002, the Integrated Pollution Prevention and Control guidelines were adopted under Spanish law with a phase in for compliance by 2007.  Atlantic Copper, working with local environmental authorities, is continually assessing the impact of these new guidelines on its operations, and has budgeted approximately $30 million as its best estimate of the required capital expenditures through 2007 to comply.  In 2002, the Environmental Management Systems at Atlantic Copper’s operations in Huelva, Cordoba and Barcelona were audited by the Spanish Association for Standardization and Certification (AENOR), in accordance with the ISO 14001:96 international certification standard and the new European Union Environmental, Eco-Management and Eco-Auditing (EMAS) Regulation No. 761/2001.  AENOR is a Spanish not-for-profit entity that has been accredited by the Spanish government to inspect, audit and certify environmental management systems. Atlantic Copper received positive results from the audits, which are required annually to retain the ISO 14001 certification that Atlantic Copper achieved in prior years.

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

Sampling and monitoring were renewed and expanded at a number of stations covering the entire tailings system between the mine and estuary.  A specific environmental risk analysis was conducted as a result of this event and used data from the monitoring program.  No long-term environmental effects were found from the direct monitoring nor predicted by the environmental risk assessment.  The slippage caused a flow of sediments containing elevated levels of precipitated copper.  As a result, water quality in the river was temporarily diminished due to higher levels of total suspended solids.  According to water quality tests, the pre-slippage water quality in the river was substantially reestablished by the following day and was fully reestablished within 22 days after the incident.

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

Employees and Relationship with FM Services Company

As of December 31, 2003, PT Freeport Indonesia had 7,802 employees (approximately 98 percent Indonesian) and 6,054 contract workers, the vast majority of whom were Indonesian.  Approximately 40 percent of our Indonesian employees are members of the All Indonesia Workers' Union, which operates under Government of Indonesia supervision.  PT Freeport Indonesia has a labor agreement covering all of its hourly-paid Indonesian employees, the key provisions of which are renegotiated biannually.  In June 2003, PT Freeport Indonesia and its workers agreed to terms for a new labor agreement that expires September 30, 2005.  PT Freeport Indonesia's relations with the workers' union have generally been positive.  In addition, 4,436 persons worked for privatized companies providing services within PT Freeport Indonesia’s operations area.

As of December 31, 2003, Atlantic Copper had 784 employees, of which approximately 75 percent are covered by union contracts.  In July 2003, Atlantic Copper successfully negotiated new labor contracts covering its smelter/refinery and copper wire manufacturing workforce in Huelva, Spain with no material changes in terms.  Atlantic Copper's union contract in Cordoba, Spain expired December 31, 2003, and it expects to begin negotiations for a new contract in March 2004.  Atlantic Copper’s union contracts in Huelva and Barcelona will expire on December 31, 2004, and December 31, 2006, respectively.  Atlantic Copper experienced no work stoppages in 2003 and relations with these unions have also generally been good.

FM Services Company (FM Services) has furnished executive, administrative, financial, accounting, legal, tax and similar services to us.  FM Services became our wholly owned subsidiary in October 2002, when we purchased the remaining 50 percent ownership in FM Services from McMoRan Exploration Co. (McMoRan) for $1.3 million.  As of December 31, 2003, FCX had 14 employees and FM Services had 149 employees.  FM Services employees continue to provide services to McMoRan, a publicly traded company engaged in the exploration, development and production of oil and gas, and Stratus Properties Inc., a publicly traded company engaged in the development of real estate.

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

In early 2002, Nusamba informed us that it did not expect to be able to repay the bank loan or our loan at maturity.  On February 27, 2002, we repaid the bank loan as provided for under the terms of our credit facilities and acquired Nusamba's ownership in PT Indocopper Investama.  For accounting purposes, the transactions were deemed effective as of December 31, 2001.  As a result of our payment of the Nusamba bank loan, our ownership interest in PT Freeport Indonesia increased to 90.64 percent from 85.87 percent and our ownership interest in Eastern Minerals increased to 100 percent from 95 percent.

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

Because our primary operating assets are located in the Republic of Indonesia, our business may be adversely affected by Indonesian political, economic and social uncertainties, in addition to the usual risks associated with conducting business in a foreign country.

Indonesia continues to face political, economic and social uncertainties, including separatist movements and civil and religious strife in a number of provinces. In particular, several separatist groups are opposing Indonesian rule over the province of Papua, where our mining operations are located, and have sought political independence for the province. In response to demands for political independence, new Indonesian regional autonomy laws became effective January 1, 2001. However, the manner in which the new laws will be implemented and the degree of political and economic autonomy that they may bring to individual provinces, including Papua, is uncertain and is a current issue in Indonesian politics. Moreover, in Papua there have been sporadic attacks on civilians by separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military. Social, economic and political instability in Papua could materially and adversely affect us if this instability results in damage to our property or interruption of our activities.

Maintaining a good working relationship with the Indonesian government is important to us because all of our mining operations are located in Indonesia and are conducted pursuant to Contracts of Work with the Indonesian government.  Accordingly, we are also subject to the usual risks associated with conducting business in and with a foreign country, including the risk of forced modification of existing contracts; changes in the country’s laws and policies, including those relating to taxation, royalties, imports, exports and currency, and the risk of having to submit to the jurisdiction of a foreign court or arbitration panel or having to enforce the judgment of a foreign court or arbitration panel against a sovereign nation within its own territory. In addition, we are subject to the risk of expropriation, and our insurance does not cover losses caused by expropriation.

Our current credit ratings have an impact on the availability and cost of capital to us. Because our primary business operations are in Indonesia, reductions in the sovereign credit rating of Indonesia have historically had an adverse effect on our credit ratings, and we believe that this correlation is likely to continue.

Social, economic and political instability in Papua could materially and adversely affect us if this instability results in damage to our property or interruption of our activities.

On August 31, 2002, three people were killed and 11 others were wounded in an ambush by a group of unidentified assailants.  The assailants shot at several vehicles transporting international contract teachers from our school in Tembagapura, their family members, and other contractors to PT Freeport Indonesia on the road near Tembagapura, the mining town where the majority of PT Freeport Indonesia’s personnel reside. The identity of the assailants remains unknown. Some press reports have indicated that members of the military may be responsible for the attack, but military officials have denied these allegations. Other press reports have indicated that Papuan separatists may be responsible for the attack, but representatives of the separatists have denied these allegations. We, the U.S. government, the central Indonesian government, the Papuan provincial and local governments, and leaders of the local people residing in the area of our operations condemned the attack. Indonesian authorities and the U.S. Federal Bureau of Investigation continue to investigate the incident and we are supporting and cooperating fully with the investigations.

On October 12, 2002, a bombing killed over 200 people in the Indonesian province of Bali, which is 1,500 miles west of our mining and milling operations. Indonesian authorities arrested 35 people in connection with this bombing and 29 of those arrested have been tried and convicted. On August 5, 2003, 12 people were killed and over 100 others were injured by a car bomb detonated outside of the JW Marriott Hotel in Jakarta, Indonesia. A terror suspect will stand trial in Jakarta and face dual charges of involvement in this incident and the October 12, 2002 bombing. Press reports state that Indonesian police blame both attacks on international terrorist organizations. Our mining and milling operations were not interrupted by the August 31, 2002, October 12, 2002, or August 5, 2003 incidents.

We cannot predict whether there will be additional incidents similar to the recent shooting or bombings. If there were to be additional separatist, terrorist or other violence in Indonesia, it could materially and adversely affect our business and profitability in ways that we cannot predict at this time.

In addition to the usual risks encountered in the mining industry, we face additional risks because our operations are located on difficult terrain in a very remote area.

Our mining operations are located in steeply mountainous terrain in a very remote area in Indonesia. Because of these conditions, we have had to overcome special engineering difficulties and develop extensive infrastructure facilities. In addition, the area receives considerable rainfall, which has led to periodic floods and mudslides. The mine site is also in an active seismic area and has experienced earth tremors from time to time. In addition to these special risks, we are also subject to the usual risks associated with the mining industry, such as the risk of encountering unexpected geological conditions that may result in cave-ins and flooding of mine areas. Our insurance may not sufficiently cover an unexpected natural or operating disaster.

On October 9, 2003, a slippage of material occurred in a section of the Grasberg open pit, resulting in eight fatalities. On December 12, 2003, a debris flow involving a relatively small amount of loose material occurred in the same section of the open pit resulting in only minor property damage. All material involved in the affected mining areas has been removed. The events caused us to alter our short term mine sequencing plans, which is adversely affecting our near-term production. While we expect to resume normal production activities in the second quarter of 2004, no assurance can be given that these events will not adversely affect production over the longer term or that similar events will not occur in the future. As a result of the fourth quarter slippage and debris flow events, PT Freeport Indonesia notified its copper concentrate customers that it was declaring force majeure under the terms of its contracts as it would be unable to satisfy its annual sales and delivery commitments. No assurance can be given that any concentrate customers will not challenge the declaration of force majeure or assert claims for the failure to sell and deliver copper concentrates.

The terrorist attacks in the United States on September 11, 2001, the potential for additional future terrorist acts and other recent events have created economic and political uncertainties that could materially and adversely affect our business and the prices of our securities.

Terrorist attacks and other recent events have caused uncertainty in the world’s financial and insurance markets and may significantly increase global political, economic and social instability, including in Indonesia. In addition to the Bali and the JW Marriott Hotel bombings, there have been anti-American demonstrations in certain sections of Indonesia reportedly led by radical Islamic activists. Radical activists have also threatened to attack foreign interests and have called for the expulsion of United States and British citizens and companies from Indonesia.

It is possible that further acts of terrorism may be directed against the United States domestically or abroad, and such acts could be directed against properties and personnel of companies such as ours. The attacks and the resulting economic and political uncertainties, including the potential for further terrorist acts, have caused our insurance premiums to increase significantly. Moreover, while our property and business interruption insurance covers damages to insured property directly caused by terrorism, this insurance does not cover damages and losses caused by war. Terrorism and war developments may materially and adversely affect our business and profitability and the prices of our securities in ways that we cannot predict at this time.

Our profitability can vary significantly with fluctuations in the market prices of copper and gold.

Our revenues are derived primarily from the sale of copper concentrates, which also contain significant quantities of gold and silver, and from the sale of copper cathodes, anodes, wire rod and wire. Although we sell most of our copper concentrates under long-term contracts, the selling price is based on world metal prices at or near the time of shipment and delivery.

Copper and gold prices fluctuated widely in 2002 and 2003.  During 2002, the daily closing prices on the London spot market ranged from 64 cents to 77 cents per pound for copper and $278 to $349 per ounce for gold. During 2003, the daily closing prices on the London spot market ranged from 70 cents to $1.05 per pound for copper and $320 to $417 per ounce for gold.

World copper prices have historically fluctuated widely and are affected by numerous factors beyond our control, including:

*  the strength of the United States economy and the economies of other industrialized and developing nations;

*  available supplies of copper from mine production and inventories;

*  sales by holders and producers of copper;

*  demand for industrial products containing copper; and

*  speculation.

World gold prices also have historically fluctuated widely and are affected by numerous factors beyond our control, including:

*  the strength of the United States economy and the economies of other industrialized and developing nations

*  global or regional political or economic crises;

*  the relative strength of the United States dollar and other currencies;

*  expectations with respect to the rate of inflation;

*  interest rates;

*  sales of gold by central banks and other holders;

*  demand for jewelry containing gold; and

*  speculation.

Any material decrease in market prices of copper or gold would materially and adversely affect our results of operations and financial condition.  See the section of this prospectus entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Disclosures about Market Risks - Commodity Price Risk” for an analysis of the effect on our revenues and net income of changes in copper and gold prices.

Our Contracts of Work are subject to termination if we do not comply with our contractual obligations, and if a dispute arises, we may have to submit to the jurisdiction of a foreign court or arbitration panel.

PT Freeport Indonesia’s Contracts of Work and other Contracts of Work in which we have an interest were entered into under Indonesia’s 1967 Foreign Capital Investment Law, which provides guarantees of remittance rights and protection against nationalization. Our Contracts of Work can be terminated by the Government of Indonesia if we do not satisfy our contractual obligations, which include the payment of royalties and taxes to the government and the satisfaction of certain mining, environmental, safety and health requirements. Indonesian government officials have periodically raised questions regarding our compliance with Indonesian environmental laws and regulations and the terms of the Contracts of Work. In order to address these questions, the Indonesian government formed a fact-finding team in 2000 that reviewed our compliance with all aspects of PT Freeport Indonesia’s Contract of Work. When or whether the Indonesian government will release any report on its investigation is uncertain. In addition, we cannot assure you that the Indonesian government’s report, if and when it is released, will conclude that we are complying with all of the provisions of PT Freeport Indonesia’s Contract of Work.

Moreover, in recent years, certain government officials and others in Indonesia have questioned the validity of contracts entered into by the Government of Indonesia prior to October 1999 (i.e., during the Suharto regime), including PT Freeport Indonesia’s Contract of Work, which was signed in December 1991. We cannot assure you that the validity of, or our compliance with the Contracts of Work will not be challenged for political or other reasons. PT Freeport Indonesia’s Contracts of Work and our other Contracts of Work require that disputes with the Indonesian government be submitted to international arbitration. Notwithstanding that provision, if a dispute arises under the Contracts of Work, we face the risk of having to submit to the jurisdiction of a foreign court or arbitration panel, and if we prevail in such a dispute, we will face the additional risk of having to enforce the judgment of a foreign court or arbitration panel against Indonesia within its own territory.

Any suspension of required activities under our Contracts of Work requires the consent of the Indonesian government.

Our Contracts of Work permit us to suspend certain contractually required activities, including exploration, for a period of one year by making a written request to the Indonesian government. These requests are subject to the approval of the Indonesian government and are renewable annually. If we do not request a suspension or are denied a suspension, then we are required to continue our activities under the Contract of Work or potentially be declared in default. Moreover, if a suspension continues for more than one year for reasons other than force majeure and the Indonesian government has not approved such continuation, then the government would be entitled to declare a default under the Contract of Work.

With the approval of the Indonesian government in 2001, we suspended our field exploration activities outside of Block A due to safety and security issues and uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas covered by the Contracts of Work and an Indonesian law enacted in 1999 prohibiting open-pit mining in forest preservation areas. We cannot predict when we will be able to resume our exploration activities in these areas. We expect to continue to seek renewals of these suspensions for each of the suspended areas if required.

Our mining operations create difficult and costly environmental challenges, and future changes in environmental laws, or unanticipated environmental impacts from our operations, could require us to incur increased costs.

Mining operations on the scale of our operations in Papua involve significant environmental risks and challenges. Our primary challenge is to dispose of the large amount of crushed and ground rock material, called tailings, that results from the process by which we physically separate the copper, gold and silver bearing materials from the ore that we mine. Our tailings management plan uses the river system near our mine to transport the tailings to the lowlands where the tailings and natural sediments are deposited in a controlled area contained within a levee system that will be reclaimed and revegetated. We incurred aggregate costs relating to tailings management of $8.3 million in 2003, $7.0 million in 2002 and $9.7 million in 2001.

Another major environmental challenge is managing overburden, which is the rock that must be moved aside in the mining process in order to reach the ore. In the presence of air, water and naturally occurring bacteria, some overburden can cause acid rock drainage, or acidic water containing dissolved metals which, if not properly managed, can have a negative impact on the environment.

Certain Indonesian governmental officials have from time to time raised issues with respect to our tailings and overburden management plans, including a suggestion that we implement a pipeline system rather than our river deposition system for tailings disposal. Because our mining operations are remotely located in steep mountainous terrain and in an active seismic area, a pipeline system would be costly, difficult to construct and maintain, and more prone to catastrophic failure. For these reasons, we do not believe that a pipeline system is practical.

We anticipate that we will continue to spend significant financial and managerial resources on environmental compliance. In addition, changes in Indonesian environmental laws or unanticipated environmental impacts from our operations could require us to incur significant unanticipated costs.

The volume and grade of the reserves we recover and our rates of production may be more or less than we anticipate.

Our reserve amounts are determined in accordance with established mining industry practices and standards, but are merely estimates of the mineral deposits that can be recovered economically and legally. In addition, our ore bodies may not conform to standard geological expectations. Because ore bodies do not contain uniform grades of minerals, our metal recovery rates will vary from time to time, which will result in variations in the volumes of minerals that we can sell from period to period. Some of our reserves may become unprofitable to develop if there are unfavorable long-term market price fluctuations in copper and gold, or if there are significant increases in our operating or capital costs. In addition, our exploration programs may not result in the discovery of additional mineral deposits that we can mine profitably.

We do not expect to mine all of our reserves before the initial term of our Contract of Work expires.

All of our current proven and probable reserves, including the Grasberg deposit, are located in Block A. The initial term of our Contract of Work covering these reserves expires at the end of 2021. We can extend this term for two successive 10-year periods, subject to the approval of the Indonesian government, which under our Contract of Work cannot be withheld or delayed unreasonably. Our reserves reflect estimates of minerals that can be recovered through the end of 2041 (i.e., through the expiration of the two 10-year extensions) and our current mine plan has been developed, and our operations are based on the assumption that we will receive the two 10-year extensions. As a result, we will not mine all of our reserves during the current term of our Contract of Work, and there can be no assurance that the Indonesian government will approve the extensions. Prior to the end of 2021, we expect to mine approximately 48 percent of aggregate proven and probable recoverable ore at December 31, 2003, representing approximately 62 percent of PT Freeport Indonesia’s share of recoverable copper reserves and approximately 72 percent of its share of recoverable gold reserves.

Servicing our debt will require a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.

Our ability to make payments on and to refinance our maturing debt depends on our ability to generate sufficient cash flow. This ability, to a significant extent, is subject to commodity prices and general economic, financial, regulatory, political and other factors that are beyond our control. In addition, our ability to borrow funds in the future to service our debt will depend on meeting the financial covenants in our bank credit facilities, our

10 ⅛% senior notes due 2010, our 6 ⅞% senior notes due 2014 and other debt agreements we may have in the future. Future borrowings may not be available to us under our bank credit facilities or from the capital markets in amounts sufficient to enable us to pay our obligations as they mature or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before maturity. Any inability to generate sufficient cash flow or refinance our debt on favorable terms could materially and adversely affect our financial condition.

Covenants in our bank credit facilities impose restrictions on us.

Although we currently have no amounts outstanding under our bank credit facilities, our bank credit facilities:

*  restrict the repurchase of, and payment of dividends on, our common stock under certain circumstances;

*  limit, among other things, our ability to:

        *  incur additional indebtedness;

        *  make investments;

        *  engage in transactions with affiliates;

        *  create liens on our assets; and

*  require us to maintain specified financial ratios and satisfy financial condition tests.

Events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy these covenants, which could result in a default. If an event of default occurs, the banks could declare any amounts outstanding together with accrued interest, to be immediately due and payable. An event of default under our bank credit facilities may also give rise to an event of default under our other existing and future debt agreements.

Covenants in our 10 ⅛% senior notes due 2010 and 6 ⅞% senior notes due 2014 also impose restrictions on us.

Our 10 ⅛% senior notes and our 6 ⅞% senior notes limit, among other things, our ability to:

*  pay dividends on our common stock and repurchase and redeem certain classes of our capital stock;

*  incur additional indebtedness;

*  make investments;

*  engage in transactions with affiliates; and

*  create liens on our assets.

Movements in foreign currency exchange rates or interest rates could negatively affect our operating results.

All of our revenues and significant costs are denominated in U.S. dollars. However, some of our costs, assets and liabilities are denominated in Indonesian rupiah, Australian dollars or euros. As a result, we are generally less profitable when the U.S. dollar weakens against these foreign currencies.

The rupiah/U.S. dollar daily closing exchange rate ranged from 8,124 to 9,074 rupiah per U.S. dollar during 2003, and on December 31, 2003, the closing exchange rate was 8,437 rupiah per U.S. dollar compared with 8,940 rupiah per U.S. dollar on December 31, 2002. The Australian dollar/U.S. dollar and euro/U.S. dollar exchange rates fluctuated substantially in 2002 and 2003. During 2003, the Australian dollar/U.S. dollar daily closing exchange rate ranged from $0.56 to $0.75 per Australian dollar and the euro/U.S. dollar daily closing exchange rate ranged from $1.04 to $1.26 per euro. On December 31, 2003 and 2002, the closing exchange rates were $0.75 per Australian dollar and $1.26 per euro and $0.56 per Australian dollar and $1.05 per euro, respectively.

From time to time, we have in the past and may in the future implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange payment requirements will continue to be subject to market fluctuations. In addition, our bank credit facilities are based on fluctuating interest rates. Accordingly, an increase in interest rates could adversely affect our results of operations and financial condition.  See the section of this prospectus entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Disclosures about Market Risks - Foreign Currency Exchange Risk” for an analysis of the effect on our operating costs of changes in exchange rates.

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

In July 2002, our board of directors, at the recommendation of our audit committee, approved the appointment of Ernst & Young LLP as our independent public accountants to audit our financial statements for 2002.  Ernst & Young replaced Arthur Andersen, which had served as our independent auditors since 1988.  We had no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure.  Arthur Andersen audited the financial statements that we include in this Form 10-K as of December 31, 2001, and for the year ended December 31, 2001, as set forth in their reports herein.

In June of 2002, Arthur Andersen was convicted of obstructing justice, which is a felony offense.  The SEC prohibits firms convicted of a felony from auditing public companies.  Arthur Andersen is thus unable to consent to the incorporation of its audit opinion on our 2001 financial statements into this Form 10-K.  Under these circumstances, Rule 437a under the Securities Act permits us to file this Form 10-K, which is incorporated by reference into registration statements on file with the SEC, without a written consent from Arthur Andersen.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant.

Certain information as of March 1, 2004 about our executive officers, including their position or office with FCX, PT Freeport Indonesia and Atlantic Copper, is set forth in the following table and accompanying text:

Name	Age	Position or Office

James R. Moffett	65	Chairman of the Board of FCX. President Commissioner of PT Freeport Indonesia.

Richard C. Adkerson	57	President and Chief Executive Officer of FCX. Director and Executive Vice President of PT Freeport Indonesia. Chairman of the Board of Directors of Atlantic Copper.

Michael J. Arnold	51	Chief Administrative Officer of FCX. Director and Executive Vice President of PT Freeport Indonesia.

Mark J. Johnson	44	Senior Vice President and Chief Operating Officer of FCX.

Adrianto Machribie	62	President Director of PT Freeport Indonesia.

Kathleen L. Quirk	40	Senior Vice President, Chief Financial Officer and Treasurer of FCX. Commissioner of PT Freeport Indonesia.

James R. Moffett has served as Chairman of the Board of FCX since 1992.  Mr. Moffett previously served as the Chief Executive Officer of FCX from July 1995 until December 2003.  He is also President Commissioner of PT Freeport Indonesia and Co-Chairman of the Board of McMoRan Exploration Co. (McMoRan).

Richard C. Adkerson has served as FCX’s President since April 1997 and Chief Executive Officer since December 2003.  Mr. Adkerson previously served as FCX’s Chief Financial Officer from October 2000 to December 2003.  Mr. Adkerson is also a director and Executive Vice President of PT Freeport Indonesia, Chairman of the Board of Directors of Atlantic Copper, and Co-Chairman of the Board of McMoRan.  From November 1998 to February 2004, he also served as President and Chief Executive Officer of McMoRan.

Michael J. Arnold has served as the Chief Administrative Officer of FCX since December 2003.  He also served as a director and Executive Vice President of PT Freeport Indonesia since May 1998.  Mr. Arnold joined Freeport-McMoRan Inc. in 1991, serving as Freeport-McMoRan Inc.’s Chief Management Information Officer, and subsequently in a number of senior administrative positions for Freeport-McMoRan Inc. and FCX.

Mark J. Johnson has served as the Senior Vice President and Chief Operating Officer of FCX since December 2003 and as Vice President of PT Freeport Indonesia since February 2002.  He previously served as Vice President of FCX from July 2001 to December 2003.  Mr. Johnson’s 18-year career with Freeport-McMoRan has included significant work with PT Freeport Indonesia’s mine and milling operations and responsibility for mine planning at the Grasberg operations.

Adrianto Machribie has served as President Director of PT Freeport Indonesia since March 1996.

Kathleen L. Quirk has served as our Senior Vice President, Chief Financial Officer and Treasurer since December 2003.  She previously served as the Vice President and Treasurer of FCX from February 2000 to December 2003, and as Vice President from February 1999 to February 2000.  Ms. Quirk has also served as a Commissioner of PT Freeport Indonesia since April 2000, as the Senior Vice President and Treasurer of McMoRan since April 2002 and as Vice President and Treasurer of McMoRan from January 2000 to April 2002.

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

Class A Common Shares

Our Class A common shares traded on the New York Stock Exchange (NYSE) under the symbol “FCX.A” until they were converted into Class B common shares on May 3, 2002.  The FCX.A share price was reported daily in the financial press under “FMCGA” in most listings of NYSE securities.  NYSE composite tape Class A common share price ranges from January 1, 2002, through May 3, 2002, follow:

	2002
	High	Low
First Quarter	$17.70	$12.45
Second Quarter (through May 3)	18.55	16.72
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A

Class B Common Share

Our Class B common shares trade on the NYSE under the symbol “FCX.”  The FCX share price is reported daily in the financial press under “FMCG” in most listings of NYSE securities.  At year-end 2003, the number of holders of record of our Class B common shares was 9,937.  NYSE composite tape Class B common share price ranges during 2003 and 2002 follow:

	2003		2002
	High	Low	High	Low
First Quarter	$19.30	$16.01	$17.84	$13.06
Second Quarter	25.70	16.72	20.83	16.60
Third Quarter	34.57	23.45	18.50	11.75
Fourth Quarter	46.74	32.73	16.96	9.95

As of March 1, 2004, there were approximately 9,769 holders of record of our Class B common stock.

Common Share Dividends

There were no cash dividends paid on FCX common stock during 2002.  In February 2003, the Board of Directors authorized a new cash dividend policy for FCX’s common stock with the initial $0.09 per share quarterly dividend being paid on May 1, 2003.  Below is a summary of the common stock cash dividend declared and paid for the quarterly periods of 2003:

	Amount Per Share	Record Date	Payment Date
First Quarter	N/A	N/A	N/A
Second Quarter	$0.09	Apr. 15, 2003	May 1, 2003
Third Quarter	0.09	July 15, 2003	Aug. 1, 2003
Fourth Quarter	0.09	Oct. 15, 2003	Nov. 3, 2003

In October 2003, the Board of Directors authorized an increase in the cash dividend policy for FCX common stock.  The new policy provides for an annual dividend of $0.80 per share, payable quarterly ($0.20 per share) with the increase taking effect with the February 2, 2004 dividend payment.

The declaration and payment of dividends is at the discretion of our Board and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board.  In addition, payment of dividends on our common stock and purchases of common stock are subject to limitations under our 10⅛% Senior Notes and 6 ⅞% Senior Notes and, in certain circumstances, our credit facility.

Item 6.  Selected Financial Data.

The information set forth under the caption “Selected Financial and Operating Data” of our 2003 Annual Report is incorporated herein by reference.

Our ratio of earnings to fixed charges was as follows for the years presented.

	Years Ended December 31,
	2003	2002	2001	2000	1999
Ratio of earnings to fixed charges	3.9x	3.4x	2.9x	2.3x	3.0x
Ratio of earnings to fixed charges and preferred stock dividends	3.0x	2.5x	2.1x	1.7x	2.2x

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

Items 7.  and 7A.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risks.

The information set fourth under the caption “Management’s Discussion and Analysis” of our 2003 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements and the notes thereto, the report thereon of Ernst & Young LLP, and the report of management, each as set forth in our 2003 Annual Report, are incorporated herein by reference.

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

The audit reports issued by Arthur Andersen on our consolidated financial statements as of and for the year ended December 31, 2001, did not contain an adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope or accounting principle.  During the fiscal year that ended December 31, 2001 and continuing through July 10, 2002, we had no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, that, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the matter of disagreement in their report on the financial statements.  Arthur Andersen has communicated to us that they have informed the SEC that they are unable to provide letters that corroborate or invalidate the statements we have made in this disclosure, as required by the SEC.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during the fiscal year ended December 31, 2001 and the subsequent interim period through July 10, 2002.

Also on July 10, 2002, we appointed Ernst & Young LLP to replace Arthur Andersen as our independent accountants.  Our board also approved the audit committee’s selection of Ernst & Young LLP.  In February 2003, our audit committee appointed Ernst & Young LLP as our independent accountants for 2003.  During the fiscal year ended December 31, 2001 and the subsequent interim period through July 10, 2002, we did not consult with Ernst & Young LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.  Controls and Procedures.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information set forth under the caption “Information About Nominees and Directors” of our definitive Proxy Statement to be filed with the Commission, relating to our 2004 Annual Meeting to be held on May 6, 2004, is incorporated herein by reference.  The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4 in Part I of this report.

Item 11.  Executive Compensation.

The information set forth under the captions “Director Compensation” and “Executive Officer Compensation” of our definitive Proxy Statement to be filed with the Commission, relating to our 2004 Annual Meeting to be held on May 6, 2004, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” of our definitive Proxy Statement to be filed with the Commission, relating to our 2004 Annual Meeting to be held on May 6, 2004, is incorporated herein by reference.

Equity Compensation Plan Information as of December 31, 2003

The company has five equity compensation plans with currently outstanding awards.  All of which have been previously approved by our stockholders.  The plans are: the 1995 Stock Option Plan for Non-Employee Directors (Director Plan), the Adjusted Stock Award Plan, the 1995 Stock Option Plan, the 1999 Stock Incentive Plan and the 2003 Stock Incentive Plan.  The following table presents information as of December 31, 2003 regarding these five equity compensation plans under which Class B common stock may be issued to employees and non-employees as compensation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,792,832(1)	$19.38	8,170,613(2)
Equity compensation plans not approved by security holders	—	—	—
Total	9,792,832(1)	$19.38	8,170,613(2)

___________________

(1)

In addition, there were 195,314 nonvested restricted stock units as of December 31, 2003.

(2)

As of December 31, 2003, there were 8,000,000 shares remaining available for future issuance under the 2003 Stock Incentive Plan, 110,613 shares remaining available for future issuance under the 1999 Stock Incentive Plan and 60,000 shares remaining available for future issuance under the 1995  Stock Option Plan for Non-Employee Directors.  All of these shares could be issued under the terms of the plan (a) upon the exercise of options, stock appreciation rights and limited rights, or (b) in the form of restricted stock or “other stock-based awards,” which awards are valued in whole or in part on the value of the shares of Class B common stock, with the number of “other stock based awards” limited to 400,000 for the 2003 Stock Incentive Plan.

Item 13.  Certain Relationships and Related Transactions.

The information set forth under the caption “Certain Transactions” of our definitive Proxy Statement to be filed with the Commission, relating to our 2004 Annual Meeting to be held on May 6, 2004, is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information set forth under the caption “Independent Auditors” of our definitive Proxy Statement to be filed with the Commission, relating to our 2004 Annual Meeting to be held on May 6, 2004, is incorporated herein by reference.

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

(b).

Reports on Form 8-K.

During the last quarter of the period covered by this report and for the 2004 period through March 8, 2004, we filed 11 Current Reports on Form 8-K reporting events under Item 5 dated October 15, 2003, November 26, 2003, December 4, 2003, December 8, 2003, December 10, 2003, December 18, 2003, December 22, 2003, January 7, 2004, January 27, 2004, January 29, 2004 and February 3, 2004.  We filed three Current Reports on Form 8-K reporting events under Item 12 dated October 16, 2003, November 10, 2003 and January 20, 2004.  We filed one Current Report on Form 8-K reporting events under Item 9 dated October 10, 2003; and one under Items 5 and 9 dated October 9, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2004.

Freeport-McMoRan Copper & Gold Inc.

By:     /s/ Richard C. Adkerson

                                                                                                                     Richard C. Adkerson
                                                                                                                       President and
                                                                                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 9, 2004.

* James R. Moffett	Chairman of the Board
* B. M. Rankin, Jr.	Vice Chairman of the Board
/s/ Richard C. Adkerson Richard C. Adkerson	President and Chief Executive Officer (Principal Executive Officer)
/s/ Kathleen L. Quirk Kathleen L. Quirk	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
* C. Donald Whitmire, Jr.	Vice President and Controller - Financial Reporting (Principal Accounting Officer)
* Robert J. Allison, Jr.	Director
* R. Leigh Clifford	Director
* Robert A. Day	Director
* Gerald J. Ford	Director
* H. Devon Graham, Jr.	Director
* Oscar Y. L. Groeneveld	Director
* J. Bennett Johnston	Director
* Bobby Lee Lackey	Director
* J. Taylor Wharton	Director
*By: /s/ Richard C. Adkerson Richard C. Adkerson Attorney-in-Fact

FREEPORT-McMoRan COPPER & GOLD INC.

INDEX TO FINANCIAL STATEMENTS

Our financial statements and the notes thereto, and the report of Ernst & Young LLP included elsewhere in this Form 10-K are incorporated herein by reference.  The financial statements in schedule I listed below should be read in conjunction with our financial statements included elsewhere in this Form 10-K.

Schedules other than the ones listed above have been omitted since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

We have audited the consolidated financial statements of Freeport-McMoRan Copper & Gold Inc. (the Company) as of December 31, 2003 and 2002 and for the years then ended, and have issued our report thereon dated January 28, 2004.  Our audits also included the schedules listed in the index above for this Form 10-K.  The schedules listed in the index above are the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  The Company’s consolidated financial statements and related schedules for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report with respect to the schedules dated February 8, 2002, indicated that such schedules for fiscal 2001 fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

In our opinion, the fiscal 2003 and 2002 schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP

New Orleans, Louisiana,

January 28, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Freeport-McMoRan Copper & Gold Inc.’s filing on Form 10-K for the fiscal year ended December 31, 2001.  This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the fiscal year ended December 31, 2003.

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

Arthur Andersen LLP

New Orleans, Louisiana,

February 8, 2002

FREEPORT-McMoRan COPPER & GOLD INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

	December 31,
	2003		2002
Assets:	(In Thousands)
Cash	$205,704		$310
Restricted investments	23,964		96,946
Interest receivable	1,218		2,271
Due from affiliates	35,507		20,340
Notes receivable from PT Freeport Indonesia	204,882		450,003
Investments in PT Freeport Indonesia and PT Indocopper Investama	2,022,655		1,607,097
Investment in Atlantic Copper	4,879		55,712
Investment in PT Puncakjaya Power	76,683		-
Other assets	87,206		76,113
Total assets	$2,662,698		$2,308,792

Liabilities and Stockholders' Equity:
Accounts payable and accrued liabilities	$9,530		$11,982
Accrued interest payable	46,643		25,887
Loan due to PT Freeport Indonesia	-		81,500
Long-term debt, including current portion	1,667,723	[a]	1,357,023
Other long-term liabilities	21,572		18,931
Deferred income taxes	141,246		96,640
Redeemable preferred stock	-	[a]	450,003
Stockholders' equity	775,984		266,826
Total liabilities and stockholders' equity	$2,662,698		$2,308,792

a.

Effective July 1, 2003, Freeport-McMoRan Copper & Gold Inc. (FCX) adopted Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and reclassified its mandatorily redeemable preferred stock as debt ($204.9 million outstanding at December 31, 2003).  SFAS No. 150 does not allow restatement of prior periods.

The footnotes to the consolidated financial statements of FCX contained in FCX's 2003 Annual Report to stockholders included elsewhere herein are an integral part of these statements.

FREEPORT-McMoRan COPPER & GOLD INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
	(In Thousands)
Income from investments in PT Freeport Indonesia and PT
Indocopper Investama, net of PT Freeport Indonesia tax provision	$421,493	$343,738	$255,247
Net loss from investment in Atlantic Copper	(58,538)	(34,550)	(43,071)
Income from investment in PT Puncakjaya Power	6,521	-	-
Intercompany charges and eliminations	72,588 [a]	(4,645)[a]	2,752
General and administrative expenses	(14,937)	(11,095)	(6,568)
Depreciation and amortization	(13,557)	(15,598)	(5,510)
Interest expense, net	(151,453)	(104,794)	(77,492)
Interest income on PT Freeport Indonesia notes receivable:
Gold and silver production payment loans	13,683	16,280	15,331
Promissory notes	-	7,992	6,102
Other income (expense), net	4,715	2,905	(5,484)
Losses on early extinguishment and conversion of debt	(30,268)	-	-
Provision for income taxes	(43,912)	(35,579)	(28,282)
Cumulative effect of change in accounting principle, net	(24,675)[b]	-	-
Net income	181,660	164,654	113,025
Preferred dividends	(27,441)	(37,604)	(36,529)
	$154,219	$127,050	$76,496

a.

Includes reimbursements from PT Freeport Indonesia and Rio Tinto, FCX’s joint venture partner, totaling $69.1 million in 2003 and $6.8 million in 2002 for FCX stock option exercises.

b.

Effective July 1, 2003, FCX adopted SFAS No. 150 and reclassified its mandatorily redeemable preferred stock as debt ($204.9 million outstanding at December 31, 2003).  SFAS No. 150 does not allow restatement of prior periods.

The footnotes to the consolidated financial statements of FCX contained in FCX's 2003 Annual Report to stockholders included elsewhere herein are an integral part of these statements.

FREEPORT-McMoRan COPPER & GOLD INC.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2003	2002	2001
	(In Thousands)
Cash flow from operating activities:
Net income	$181,660	$164,654	$113,025
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments in PT Freeport Indonesia and PT Indocopper Investama	(421,493)	(343,738)	(255,247)
Deferred income taxes	41,669	34,616	21,139
Net loss from investment in Atlantic Copper	58,538	34,550	43,071
Income from investment in PT Puncakjaya Power	(6,521)	-	-
Elimination of intercompany profit	(3,500)	11,412	(2,752)
Dividends received from PT Freeport Indonesia and PT Indocopper Investama	-	-	45,805
Dividends received from PT Puncakjaya Power	9,736	-	-
Depreciation and amortization	13,557	15,598	5,510
Losses on early extinguishment and conversion of debt	30,268	-	-
Cumulative effect of change in accounting principle	24,675	-	-
(Increase) decrease in interest receivable and due from affiliates	(13,437)	(5,159)	4,343
Increase in accounts payable and accrued liabilities	21,833	2,497	15,313
Other	12,481	(23,260)[a]	(5,164)[a]
Net cash used in operating activities	(50,534)	(108,830)	(14,957)

Cash flow from investing activities:
Sale (purchase) of restricted investments	73,629	47,938	(139,762)
Investment in PT Freeport Indonesia	-	(1,027)	-
Investment in Atlantic Copper	(10,000)	-	-
Investment in PT Puncakjaya Power	(78,367)	-	-
Other	(2,083)	(5,022)	(3,971)
Net cash provided by (used in) investing activities	(16,821)	41,889	(143,733)

Cash flow from financing activities:
Cash dividends paid:
Common stock	(41,682)	-	-
Step-up convertible preferred stock	(24,552)	(24,500)	(24,500)
Mandatory redeemable preferred stock	(9,181)	(12,795)	(12,113)
Net proceeds from sale of senior notes	1,046,437	-	582,619
Proceeds from other debt	-	183,355	4,059
Repayment of debt	(931,136)	(275,505)	(411,701)
Partial redemption of preferred stock	-	(11,671)	(10,386)
Redemption of step-up convertible preferred stock	(5,792)	-	-
Repayment from PT Freeport Indonesia	245,121	118,972	30,386
Borrowings from (repayments to) PT Freeport Indonesia	(81,500)	81,500	-
Loans to Nusamba	-	-	(5,548)
Purchases of FCX common shares	-	-	(3,436)
Proceeds from exercised stock options	68,776	7,777	597
Other	6,258	(534)	8,204
Net cash provided by financing activities	272,749	66,599	158,181
Net increase (decrease) in cash and cash equivalents	205,394	(342)	(509)
Cash at beginning of year	310	652	1,161
Cash at end of year	$205,704	$310	$652

Interest paid	$126,875	$107,116	$62,386
Taxes paid	$1,026	$1,689	$7,625

a.

Includes support payments to Atlantic Copper totaling $25.0 million in 2002 and $7.6 million in 2001.

The footnotes to the consolidated financial statements of FCX contained in FCX's 2003 Annual Report to stockholders included elsewhere herein are an integral part of these statements.

FREEPORT-McMoRan COPPER & GOLD INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col B	Col. C		Col. D	Col. E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expense	Charged to Other Accounts	Other Add (Deduct)	Balance at End of Period
Reserves and allowances deducted from asset accounts:
2003
Materials and supplies reserves:
PT Freeport Indonesia	$15,303	$6,000	$ -	$(5,193)[a]	$16,110
Atlantic Copper	520	978	-	-	1,498

2002
Materials and supplies reserves:
PT Freeport Indonesia	17,144	6,000	-	(7,841)[a]	15,303
Atlantic Copper	323	197	-	-	520
Allowance for uncollectible
value-added taxes	8	-	-	(8)[b]	-
Allowance for uncollectible
accounts receivable	941	-	-	(941)[c]	-

2001
Materials and supplies reserves:
PT Freeport Indonesia	16,808	6,000	-	(5,664)[a]	17,144
Atlantic Copper	323	-	-	-	323
Allowance for uncollectible
value-added taxes	300		-	(292)[b]	8
Allowance for uncollectible
accounts receivable	2,500		-	(1,559)[c]	941

Reclamation and mine shutdown reserves:
2003
PT Freeport Indonesia	$29,175	$2,781	$605	$(6,865)[d]	$25,696
Atlantic Copper	-	170	-	620	790

2002
PT Freeport Indonesia	24,097	5,078	-	-	29,175

2001
PT Freeport Indonesia	19,220	4,877	-	-	24,097

a.

Primarily represents write-offs of obsolete materials and supplies inventories.

b.

Represents a reversal of previously accrued amounts based on an updated analysis of historical refunds of value-added tax payments.

c.

Represents amounts collected.

d.

Includes $(1.2) million for liabilities settled in 2003, $(4.3) million for changes in reclamation and closure estimates and $(1.4) million for cumulative effect adjustment for adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

Freeport-McMoRan Copper & Gold Inc.

EXHIBIT INDEX

Exhibit

Number

Description

2.1

Agreement, dated as of May 2, 1995, by and between Freeport-McMoRan Inc. (FTX) and FCX and The RTZ Corporation PLC, RTZ Indonesia Limited, and RTZ America, Inc. (the Rio Tinto Agreement).  Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-3 of FCX filed November 5, 2001 (the FCX November 5, 2001 Form S-3).

2.2	Amendment dated May 31, 1995, to the Rio Tinto Agreement. Incorporated by reference to Exhibit 2.2 to the FCX November 5, 2001 Form S-3.

2.3	Distribution Agreement dated as of July 5, 1995, between FTX and FCX. Incorporated by reference to Exhibit 2.3 to the FCX November 5, 2001 Form S-3.

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

3.3	Amended By-Laws of FCX dated as of February 3, 2004.

4.1

Deposit Agreement dated as of January 15, 1994, among FCX, Mellon, as Depositary, and holders of depositary receipts (Gold-Denominated II Depositary Receipts) evidencing certain Depositary Shares, each of which, in turn, represented 0.05 shares of Gold-Denominated Preferred Stock II.  Incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2002 (the FCX 2002 Second Quarter Form 10-Q).

4.2	Form of Gold-Denominated II Depositary Receipt. Incorporated by reference to Exhibit 4.6 to the FCX 2002 Second Quarter Form 10-Q.

4.3

Deposit Agreement dated as of July 25, 1994, among FCX, Mellon, as Depositary, and holders of depositary receipts (Silver-Denominated Depositary Receipts) evidencing certain Depositary Shares, each of which, in turn, initially represented 0.025 shares of Silver-Denominated Preferred Stock.  Incorporated by reference to Exhibit 4.7 to the FCX 2002 Second Quarter Form 10-Q.

4.4	Form of Silver-Denominated Depositary Receipt. Incorporated by reference to Exhibit 4.8 to the FCX 2002 Second Quarter Form 10-Q.

4.5

Amended and Restated Credit Agreement dated as of September 30, 2003, but effective as of October 2, 2003, among FCX, PT Freeport Indonesia, the several financial institutions that are parties thereto, U.S. Bank Trust National Association, as PT Freeport Indonesia Trustee, J.P. Morgan Securities Inc., as Arranger, and JPMorgan Chase Manhattan Bank as Administrative Agent, Issuing Bank, Security Agent, JAA Security Agent and Documentation Agent.  Incorporated by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q of FCX for the quarter ended September 30, 2003.

4.6

Indenture dated as of August 7, 2001, from FCX and FCX Investment Ltd. to The Bank of New York, as trustee with respect to the 8 ¼% Convertible Senior Notes due 2006.  Incorporated by reference to Exhibit 4.1 to the FCX November 5, 2001 Form S-3.

4.7

Collateral Pledge and Security Agreement dated as of August 7, 2001, by and among FCX Investment Ltd., as pledgor, The Bank of New York, as trustee, and The Bank of New York, as collateral agent.  Incorporated by reference to Exhibit 4.3 to the FCX November 5, 2001 Form S-3.

4.8	Senior Indenture dated as of November 15, 1996, from FCX to The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.4 to the FCX November 5, 2001 Form S-3.

4.9

First Supplemental Indenture dated as of November 18, 1996, from FCX to The Chase Manhattan Bank, as Trustee, providing for the issuance of the Senior Notes and supplementing the Senior Indenture dated November 15, 1996, from FCX to such Trustee, providing for the issuance of the 7.50% Senior Notes due 2006 and the 7.20% Senior Notes due 2026.  Incorporated by reference to Exhibit 4.5 to the FCX November 5, 2001 Form S-3.

4.10

Indenture dated as of January 29, 2003, from FCX to The Bank of New York, as Trustee, with respect to the 10 ⅛% Senior Notes due 2010.  Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated February 6, 2003.

4.11

Indenture dated as of February 11, 2003, from FCX to The Bank of New York, as Trustee, with respect to the 7% Convertible Senior Notes due 2011.  Incorporated by reference to the Current Report on Form 8-K of FCX dated February 11, 2003.

4.12	Indenture dated as of February 3, 2004, from FCX to The Bank of New York, as Trustee, with respect to the 6 ⅞% Senior Notes due 2014.

4.13

Registration Rights Agreement dated as of February 3, 2004, by and between FCX, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., Banc One Capital Markets, Inc., Hibernia Southcoast Capital, Inc., HSBC Securities (USA) Inc. and Scotia Capital (USA) Inc.

4.14

Rights Agreement dated as of May 3, 2000, between FCX and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.  Incorporated by reference to Exhibit 4.26 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 2000.

4.15	Amendment No. 1 to Rights Agreement dated as of February 26, 2002, between FCX and Mellon Investor Services. Incorporated by reference to Exhibit 4.16 to the FCX 2002 First Quarter Form 10-Q.

10.1	Contract of Work dated December 30, 1991, between the Government of the Republic of Indonesia and PT Freeport Indonesia. Incorporated by reference to Exhibit 10.1 to the FCX November 5, 2001 Form S-3.

10.2

Contract of Work dated August 15, 1994, between the Government of the Republic of Indonesia and PT Irja Eastern Minerals Corporation.  Incorporated by reference to Exhibit 10.2 to the FCX November 5, 2001 Form S-3.

10.3

Agreement dated as of October 11, 1996, to Amend and Restate Trust Agreement among PT Freeport Indonesia, FCX, the RTZ Corporation PLC, P.T. RTZ-CRA Indonesia, RTZ Indonesian Finance Limited and First Trust of New York, National Association, and The Chase Manhattan Bank, as Administrative Agent, JAA Security Agent and Security Agent.  Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of FCX dated November 13, 1996 and filed November 15, 1996.

10.4

Concentrate Purchase and Sales Agreement dated effective December 11, 1996, between PT Freeport Indonesia and PT Smelting.  Incorporated by reference to Exhibit 10.3 to the FCX November 5, 2001 Form S-3.

10.5

Participation Agreement dated as of October 11, 1996, between PT Freeport Indonesia and P.T. RTZ-CRA Indonesia with respect to a certain contract of work.  Incorporated by reference to Exhibit 10.4 to the FCX November 5, 2001 Form S-3.

10.6

Second Amended and Restated Joint Venture and Shareholders’ Agreement dated as of December 11, 1996, among Mitsubishi Materials Corporation, Nippon Mining and Metals Company, Limited and PT Freeport Indonesia.  Incorporated by reference to Exhibit 10.5 to the FCX November 5, 2001 Form S-3.

10.7

Amended and Restated Power Sales Agreement dated as of December 18, 1997, between PT Freeport Indonesia and P.T. Puncakjaya Power.  Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1997 (the FCX 1997 Form 10-K).

10.8

Option, Mandatory Purchase and Right of First Refusal Agreement dated as of December 19, 1997, among PT Freeport Indonesia, P.T. Puncakjaya Power, Duke Irian Jaya, Inc., Westcoast Power, Inc. and P.T. Prasarana Nusantara Jaya.  Incorporated by reference to Exhibit 10.10 to the FCX 1997 Form 10-K.

Executive Compensation Plans and Arrangements (Exhibits 10.9 through 10.42)

10.9

Annual Incentive Plan of FCX as amended effective February 2, 1999.  Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1998 (the FCX 1998 Form 10-K).

10.10	FCX Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.13 to the FCX 1998 Form 10-K.

10.11	FCX President’s Award Program. Incorporated by reference to Exhibit 10.7 to the FCX November 5, 2001 Form S-3.

10.12	FCX Adjusted Stock Award Plan.

10.13	FCX 1995 Stock Option Plan.

10.14	FCX 1995 Stock Option Plan for Non-Employee Directors.

10.15	FCX 1999 Stock Incentive Plan.

10.16	FCX 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.19 to the Annual Report of FCX on Form 10-K for the year ended December 31, 1999 (the FCX 1999 Form 10-K).

10.17

FCX Stock Appreciation Rights Plan dated May 2, 2000.  Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2001 (the FCX 2001 Second Quarter Form 10-Q).

10.18	FCX 2003 Stock Incentive Plan.

10.19	Amended Financial Counseling and Tax Return Preparation and Certification Program of FCX. Incorporated by reference to Exhibit 10.18 to the FCX 2003 First Quarter Form 10-Q.

10.20	FM Services Company Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.19 to the FCX 1998 Form 10-K.

10.21	Amended FM Services Company Financial Counseling and Tax Return Preparation and Certification Program. Incorporated by reference to Exhibit 10.20 to the FCX 2003 First Quarter Form 10-Q.

10.22	Consulting Agreement dated as of December 22, 1988, between FTX and Kissinger Associates, Inc. (Kissinger Associates). Incorporated by reference to Exhibit 10.21 to the FCX 1997 Form 10-K.

10.23

Letter Agreement dated May 1, 1989, between FTX and Kent Associates, Inc. (Kent Associates, predecessor in interest to Kissinger Associates).  Incorporated by reference to Exhibit 10.22 to the FCX 1997 Form 10-K.

10.24

Letter Agreement dated January 27, 1997, among Kissinger Associates, Kent Associates, FTX, FCX and FMS.  Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2001 (the FCX 2001 Form 10-K).

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

10.28	Letter Agreement effective as of January 7, 1997, between Senator J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.31 to the FCX 2001 Form 10-K.

10.29

Supplemental Letter Agreement dated July 14, 2003, between J. Bennett Johnston, Jr. and FMS.  Incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2003 (the FCX 2003 Second Quarter Form 10-Q).

10.30	Letter Agreement dated November 1, 1999, between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.33 to the FCX 1999 Form 10-K.

10.31	Supplemental Letter Agreement dated July 14, 2003, between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.30 to the FCX 2003 Second Quarter Form 10-Q.

10.32	Executive Employment Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.35 to the FCX 2001 Second Quarter Form 10-Q.

10.33	Executive Employment Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.36 to the FCX 2001 Second Quarter Form 10-Q.

10.34	Change of Control Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.37 to the FCX 2001 Second Quarter Form 10-Q.

10.35	Change of Control Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.38 to the FCX 2001 Second Quarter Form 10-Q.

10.36	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and James R. Moffett.

10.37	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and Richard C. Adkerson.

10.38	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and James R. Moffett.

10.39	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and Richard C. Adkerson.

10.40	Change of Control Agreement dated February 3, 2004, between FCX and Michael J. Arnold.

10.41	Change of Control Agreement dated February 3, 2004, between FCX and Mark J. Johnson.

10.42	Change of Control Agreement dated February 3, 2004, between FCX and Kathleen L. Quirk.

12.1	FCX Computation of Ratio of Earnings to Fixed Charges.

13.1	Those portions of the 2003 Annual Report to stockholders of FCX that are incorporated herein by reference.

14.1	Ethics and Business Conduct Policy.

18.1	Letter from Arthur Andersen LLP regarding change in accounting. Incorporated by reference to Exhibit 18.1 to the FCX 2002 First Quarter Form 10-Q.

21.1	Subsidiaries of FCX.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Independent Mining Consultants, Inc.

24.1	Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

24.2	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FCX.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.