Form 10-Q
period 2004-03-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2004-05-10
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

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

On March 31, 2004, there were issued and outstanding 177,050,488 shares of the registrant’s Class B Common Stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

FREEPORT-McMoRan COPPER & GOLD INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2004	2003
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$533,530	$463,652
Restricted cash and investments	2,743	34,964
Accounts receivable	222,194	196,440
Inventories	454,944	397,027
Current taxes, prepaid expenses and other	66,358	8,050
Total current assets	1,279,769	1,100,133
Property, plant, equipment and development costs, net	3,281,406	3,261,697
Deferred mining costs	168,838	142,635
Other assets	152,836	155,722
Investment in PT Smelting	66,753	58,179
Total assets	$4,949,602	$4,718,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$296,572	$311,948
Current portion of long-term debt and short-term borrowings	87,666	152,396
Accrued interest payable	22,165	49,276
Unearned customer receipts	19,289	35,335
Rio Tinto share of joint venture cash flows	2,383	39,693
Accrued income taxes	2,281	43,134
Total current liabilities	430,356	631,782
Long-term debt, less current portion:
Senior notes	921,041	571,041
Convertible senior notes	641,543	867,604
Redeemable preferred stock	192,381	192,381
Infrastructure asset financings	174,622	187,848
Equipment and other loans	120,226	103,332
Atlantic Copper debt	58,257	153,728
Total long-term debt, less current portion	2,108,070	2,075,934
Accrued postretirement benefits and other liabilities	157,800	161,859
Deferred income taxes	934,378	885,248
Minority interests	185,940	187,559
Stockholders' equity	1,133,058	775,984
Total liabilities and stockholders' equity	$4,949,602	$4,718,366

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In Thousands, Except Per Share Amounts)
Revenues	$360,185	$524,596
Cost of sales:
Production and delivery	275,612	247,470
Depreciation and amortization	25,410	67,788
Total cost of sales	301,022	315,258
Exploration expenses	2,227	1,504
General and administrative expenses	15,560	16,508
Total costs and expenses	318,809	333,270
Operating income	41,376	191,326
Equity in PT Smelting earnings (losses)	(358)	677
Interest expense, net	(33,390)	(52,509)
Losses on early extinguishment and conversion of debt	(14,643)	-
Other income (expense), net	3,542	(1,619)
Income (loss) before income taxes and minority interests	(3,473)	137,875
Provision for income taxes	(18,341)	(77,214)
Minority interests in net loss (income) of consolidated subsidiaries	2,431	(10,911)
Net income (loss) before cumulative effect of change in accounting principle	(19,383)	49,750
Cumulative effect of change in accounting principle, net	-	9,082
Net income (loss)	(19,383)	58,832
Preferred dividends	(168)	(9,587)
Net income (loss) applicable to common stock	$(19,551)	$49,245

Net income (loss) per share of common stock:
Basic:
Before cumulative effect	$(0.10)	$0.28
Cumulative effect	-	0.06
Net income (loss) per share of common stock	$(0.10)	$0.34
Diluted:
Before cumulative effect	$(0.10)	$0.27
Cumulative effect	-	0.06
Net income (loss) per share of common stock	$(0.10)	$0.33
Average common shares outstanding:
Basic	197,938	145,240
Diluted	197,938	147,264

Dividends paid per common share	$0.20	$ -

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flow from operating activities:	(In Thousands)
Net income (loss)	$(19,383)	$58,832
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,410	67,788
Cumulative effect of change in accounting principle	-	(9,082)
Losses on early extinguishment and conversion of debt	14,643	-
Deferred income taxes	50,352	17,892
Equity in PT Smelting losses (earnings)	358	(677)
Minority interests' share of net income (loss)	(2,431)	10,911
Increase in deferred mining costs	(26,203)	(7,245)
Amortization of deferred financing costs	2,289	4,031
Currency translation loss (gain)	(2,074)	2,521
Recognition of profit on PT-Freeport Indonesia sales to PT Smelting	(8,319)	(2,097)
Provision for inventory obsolescence	1,500	1,500
Other	608	2,223
(Increases) decreases in working capital:
Accounts receivable	(27,294)	(18,101)
Inventories	(65,092)	(7,035)
Current taxes, prepaid expenses and other	(54,862)	(6,244)
Accounts payable and accrued liabilities	(35,397)	(32,913)
Rio Tinto share of joint venture cash flows	(38,870)	651
Accrued income taxes	(40,739)	(33,797)
Increase in working capital	(262,254)	(97,439)
Net cash provided by (used in) operating activities	(225,504)	49,158

Cash flow from investing activities:
PT Freeport Indonesia capital expenditures	(25,575)	(28,948)
Atlantic Copper capital expenditures	(8,766)	(1,134)
Sale of restricted investments	19,346	23,645
Decrease in Atlantic Copper restricted cash	11,000	-
Investment in PT Smelting	(614)	-
Other	(4)	1,931
Net cash used in investing activities	(4,613)	(4,506)

Cash flow from financing activities:
Net proceeds from sales of senior notes	344,509	1,046,437
Proceeds from other debt	36,265	11,510
Repayments of debt	(225,556)	(336,933)
Net proceeds from sale of convertible perpetual preferred stock	1,067,000	-
Repurchase of shares of common stock from Rio Tinto	(881,868)	-
Redemption of preferred stock	(1,079)	-
Cash dividends paid:
Common stock	(39,246)	-
Preferred stock	-	(9,595)
Minority interests	(472)	-
Net proceeds from exercised stock options	2,254	2,033
Bank credit facilities fees and other	(1,812)	(3,241)
Net cash provided by financing activities	299,995	710,211
Net increase in cash and cash equivalents	69,878	754,863
Cash and cash equivalents at beginning of year	463,652	7,836
Cash and cash equivalents at end of period	$533,530	$762,699

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

EARNINGS PER SHARE

Freeport-McMoRan Copper & Gold Inc.’s (FCX) basic net income (loss) per share of common stock was calculated by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period.  The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income (loss) before preferred dividends and cumulative effect of change in accounting principle	$(19,383)	$49,750
Preferred dividends	(168)	(9,587)
Net income (loss) before cumulative effect	(19,551)	40,163
Cumulative effect of change in accounting principle	-	9,082
Net income (loss) applicable to common stock	$(19,551)	$49,245

Weighted average common shares outstanding	197,938	145,240
Add: Dilutive stock options	-	1,807
Restricted stock	-	217
Weighted average common shares outstanding for purposes of calculating diluted net income (loss) per share	197,938	147,264

Diluted net income (loss) per share of common stock:
Before cumulative effect	$(0.10)	$0.27
Cumulative effect	-	0.06
Net income (loss) per share of common stock	$(0.10)	$0.33

Stock options representing 3.4 million shares and unvested restricted stock representing 0.4 million shares in the first quarter of 2004, that otherwise would have been included in the first-quarter 2004 earnings per share calculation, were excluded because of the net loss reported for the period.  Outstanding stock options with exercise prices greater than the average market price of the common stock during the period are excluded from the computation of diluted net income per share of common stock.  In addition, FCX’s convertible preferred stock and convertible senior notes are excluded from the first three months of 2004 because of the net loss during the period and from the first three months of 2003 because including the conversion of these instruments would have increased reported diluted net income per share.  A recap of the excluded amounts follows (in thousands, except exercise prices):

	Three Months Ended March 31,
	2004	2003
Weighted average outstanding options	-	7,706
Weighted average exercise price	-	$23.02

Interest on 7% Convertible Senior Notes, net of taxes[a]	$10,357	$5,806
Weighted average shares issuable upon conversion[a]	18,625	10,140

Interest on 8¼% Convertible Senior Notes, net of taxes[b]	$1,965	$12,652
Weighted average shares issuable upon conversion	6,275	42,220

Dividends on 5½% Convertible Perpetual Preferred Stock[b]	$168	-
Weighted average shares issuable upon conversion	445	-

Dividends on Step-Up Convertible Preferred Stock	-	$6,125
Weighted average shares issuable upon conversion	-	11,690

a.

FCX’s 7% Convertible Senior Notes were issued on February 11, 2003, and are convertible into 18.6 million shares of common stock.

b.

See Note 3 for a discussion of these securities.

Stock-Based Compensation Plans.  FCX has four stock-based employee compensation plans and one stock-based director compensation plan, which are more fully described in Note 6 of FCX’s 2003 Annual Report on Form 10-K. FCX accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation cost for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. The following table illustrates the effect on net income and earnings per share if FCX had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which requires compensation cost for all stock-based employee compensation plans to be recognized based on the use of a fair value method (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income (loss) applicable to common stock, as reported	$(19,551)	$49,245
Add: Stock-based employee compensation expense included in reported net income (loss) for stock option conversions and stock appreciation rights, net of taxes and minority interests	390	623
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of taxes and minority interests	(1,542)	(1,967)
Pro forma net income (loss) applicable to common stock	$(20,703)	$47,901

Earnings (loss) per share:
Basic – as reported	$(0.10)	$0.34
Basic – pro forma	$(0.10)	$0.33

Diluted – as reported	$(0.10)	$0.33
Diluted – pro forma	$(0.10)	$0.32

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes option-pricing model.  No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied.  The following table summarizes the weighted average assumption information used to determine the fair value of FCX’s stock option grants under SFAS 123 during the periods presented.

	Three Months Ended March 31,
	2004	2003
Fair value per option of stock option grants	$15.08	$10.04
Risk-free interest rate	3.6%	3.7%
Expected volatility rate	49%	47%
Expected life of options (in years)	6	7
Assumed annual dividend	$0.80	$-

2.

BUSINESS SEGMENTS

FCX has two operating segments:  “mining and exploration” and “smelting and refining.”  The mining and exploration segment consists of FCX’s Indonesian activities including PT Freeport Indonesia’s copper and gold mining operations, PT Puncakjaya Power’s power generating operations after eliminations with PT Freeport Indonesia and FCX’s Indonesian exploration activities.  The smelting and refining segment includes Atlantic Copper’s operations in Spain and PT Freeport Indonesia’s equity investment in PT Smelting in Gresik, Indonesia.  The segment data presented below were prepared on the same basis as FCX’s consolidated financial statements.

	Mining and Exploration		Smelting and Refining		Eliminations and Other	FCX Total
	(In Thousands)
Three months ended March 31, 2004:
Revenues	$187,184	[a]	$211,217		$(38,216)	$360,185
Production and delivery	151,272		212,116		(87,776)[b]	275,612
Depreciation and amortization	17,186		7,067		1,157	25,410
Exploration expenses	2,189		-		38	2,227
General and administrative expenses	77,012	[c]	2,982		(64,434)[c]	15,560
Operating income (loss)	$(60,475)		$(10,948)		$112,799	$41,376
Equity in PT Smelting losses	$-		$358		$-	$358
Interest expense, net	$5,719		$3,852		$23,819	$33,390
Provision (benefit) for income taxes	$(19,579)		$-		$37,920	$18,341
Capital expenditures	$25,701		$8,766		$(126)	$34,341
Total assets	$3,506,398	[d]	$750,549	[e]	$692,655	$4,949,602

Three months ended March 31, 2003:
Revenues	$430,112	[a]	$218,395		$(123,911)	$524,596
Production and delivery	160,338		208,483		(121,351)[b]	247,470
Depreciation and amortization	57,233		7,045		3,510	67,788
Exploration expenses	1,474		-		30	1,504
General and administrative expenses	16,422	[c]	2,427		(2,341)[c]	16,508
Operating income (loss)	$194,645		$440		$(3,759)	$191,326
Equity in PT Smelting earnings	$-		$677		$-	$677
Interest expense, net	$15,352		$3,978		$33,179	$52,509
Provision for income taxes	$67,347		$-		$9,867	$77,214
Capital expenditures	$28,871		$1,134		$77	$30,082
Total assets	$3,382,540	[d]	$665,691	[e]	$920,786	$4,969,017

a.

Includes PT Freeport Indonesia’s sales to PT Smelting totaling $127.0 million in the 2004 quarter and $121.3 million in the 2003 quarter.

b.

Includes recognition of intercompany profits on 25 percent of PT Freeport Indonesia’s sales to PT Smelting, for which the final sale has not occurred, totaling $8.3 million in the 2004 quarter and $2.1 million in the 2003 quarter.

c.

Includes charges to the mining and exploration segment for FCX stock option exercises which are eliminated in consolidation totaling $64.6 million in the 2004 quarter and $4.4 million in the 2003 quarter.

d.

Includes PT Freeport Indonesia’s trade receivables with PT Smelting totaling $55.0 million at March 31, 2004, and $51.4 million at March 31, 2003.

e.

Includes PT Freeport Indonesia’s equity investment in PT Smelting totaling $66.8 million at March 31, 2004, and $47.4 million at March 31, 2003.

3.

  DEBT AND EQUITY TRANSACTIONS

During the first quarter of 2004, FCX completed a tender offer and privately negotiated transactions for a portion of its remaining 8¼% Convertible Senior Notes due 2006 resulting in the early conversion of $226.1 million of notes into 15.8 million shares of FCX common stock.  FCX recorded a $10.9 million charge to losses on early extinguishment and conversion of debt in the first quarter of 2004 in connection with these conversions.  The $10.9 million charge included $6.4 million of previously accrued interest costs that were reversed, resulting in an equivalent credit to interest expense.  Cumulative conversions to equity of the $603.8 million of these convertible notes issued in 2001 totaled $537.3 million as of March 31, 2004.  The remaining $66.5 million of 8¼% Convertible Senior Notes outstanding at March 31, 2004, are callable beginning in August 2004.

On February 3, 2004, FCX sold $350 million of 6⅞% Senior Notes due 2014 for net proceeds of $344.5 million.  FCX used a portion of the proceeds from the sale of the 6⅞% Senior Notes to repay $162.4 million of Atlantic Copper borrowings and to refinance certain other FCX 2004 debt maturities.  Atlantic Copper recorded a $3.7 million charge for losses on early extinguishment of debt.  Interest on the notes is payable semiannually on February 1 and August 1 of each year, beginning August 1, 2004.  FCX may redeem some or all of the notes at its option at a make-whole redemption price prior to February 1, 2009, and afterwards at stated redemption prices.  The indenture governing the notes contains certain restrictions, including against  incurring debt, creating liens, selling assets, entering into certain transactions with affiliates, paying cash dividends on common stock, repurchasing or redeeming common or preferred equity, prepaying subordinated debt and making investments.

On March 30, 2004, FCX sold 1.1 million shares of 5½% Convertible Perpetual Preferred Stock for $1.1 billion, with net proceeds totaling $1.067 billion.  Each share of preferred stock is initially convertible into 18.8019 shares of FCX common stock, equivalent to a conversion price of approximately $53.19 per common share.  The conversion rate is adjustable upon the occurrence of certain events, including an increase in the common stock dividend rate.  Beginning March 30, 2009, FCX may redeem shares of the preferred stock by paying cash, FCX common stock or any combination thereof for $1,000 per share plus unpaid dividends, but only if FCX’s common stock price has exceeded 130 percent of the conversion price for at least 20 trading days within a period of 30 consecutive trading days.  FCX repurchased Rio Tinto’s 23.9 million shares of FCX common stock for $881.9 million (approximately $36.85 per share) with a portion of the proceeds from the sale of the 5½% Convertible Perpetual Preferred Stock, with the remainder to be used for general corporate purposes.

4.

EMPLOYEE BENEFITS

The components of net periodic pension benefit cost for the three months ended March 31, 2004 and 2003 follow (in thousands):

	FCX			PT Freeport Indonesia		Atlantic Copper
	2004		2003	2004	2003	2004	2003
Service cost	$92		$-	$881	$645	$-	$-
Interest cost	362		349	883	701	1,295	1,168
Expected return on plan assets	(322)		(581)	(480)	(434)	-	-
Amortization of prior service cost	944		-	254	139	-	-
Amortization of net actuarial loss	-		-	76	71	230	221
Exchange rate gain	-		-	-	(38)	-	-
Net periodic benefit cost (credit)	$1,076	[a]	$(232)	$1,614	$1,084	$1,525	$1,389

a.

Includes $1.1 million for the new SERP benefit plan discussed below, including $0.1 million for service cost, $0.1 million for interest cost and $0.9 million for amortization of prior service cost.

In February 2004, FCX established a Supplemental Executive Retirement Plan (SERP) for its two senior executive officers.  The SERP provides for retirement benefits payable in the form of a 100 percent joint and survivor annuity or an equivalent lump sum.  The annuity will equal a percentage of the executive’s highest average compensation for any consecutive three-year period during the five years immediately preceding the earlier of the executive’s retirement or completion of 25 years of credited service.  The SERP benefit will be reduced by the value of all benefits due under FCX’s cash-balance pension plan and all other benefit plans sponsored by FCX or any other predecessor employer.  Unrecognized prior service cost at inception of the SERP totaled $18.9 million and is being amortized over the five-year term of the executive officers’ current employment agreements.

5.

INTEREST COST

Interest expense excludes capitalized interest of $0.4 million in the first quarter of 2004 and $0.6 million in the first quarter of 2003.

6.

  COMPREHENSIVE INCOME

A summary of FCX’s comprehensive income is shown below (in thousands).

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$(19,383)	$58,832
Other comprehensive income (loss), no tax effects:
Change in unrealized derivatives’ fair value	(146)	2,410
Reclass to earnings	506	(1,024)
Total comprehensive income (loss)	$(19,023)	$60,218

7.

RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges for the first three months of 2003 was 3.6 to 1 compared with a shortfall of $3.6 million for the 2004 period.  For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges.  Fixed charges include interest and that portion of rent deemed representative of interest.

----------------------

Remarks

The information furnished herein should be read in conjunction with FCX's financial statements contained in its 2003 Annual Report on Form 10-K.  The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods.  All such adjustments are, in the opinion of management, of a normal recurring nature.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To The Board of Directors and Stockholders of

Freeport-McMoRan Copper & Gold Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware Corporation) and subsidiaries as of March 31, 2004 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated January 28, 2004, which included an explanatory paragraph for changes in accounting principles, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

New Orleans, Louisiana

May 4, 2004

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In management’s discussion and analysis, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries.  In our discussions of production and sales, references to “aggregate” amounts mean the total of our share and Rio Tinto plc’s share as our joint venture partner.  You should read this discussion in conjunction with our financial statements, the related discussion and analysis of financial condition and results of operations and the discussion of our “Business and Properties” in our Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.  The results of operations reported and summarized below are not necessarily indicative of future operating results.

We operate through our majority-owned subsidiaries, PT Freeport Indonesia and PT Puncakjaya Power (Puncakjaya Power), and through PT Atlantic Copper, S.A. (Atlantic Copper) and PT Irja Eastern Minerals (Eastern Minerals), our principal wholly owned subsidiaries.  PT Freeport Indonesia, our principal operating subsidiary, conducts exploration, mining and production activities in a 24,700-acre area called Block A located in Papua, Indonesia.  PT Freeport Indonesia also conducts exploration activities (currently suspended) in an approximate 500,000-acre area called Block B in Papua.  Puncakjaya Power’s sole business is to supply power to PT Freeport Indonesia’s operations.  Our principal asset is the Grasberg mine located in Block A, which contains the largest single gold reserve and one of the largest copper reserves of any mine in the world.

Atlantic Copper’s operations are in Spain and involve the smelting and refining of copper concentrates and the marketing of refined copper products and precious metals in slimes.  PT Freeport Indonesia owns a 25 percent interest in PT Smelting, an Indonesian company which operates a copper smelter and refinery in Gresik, Indonesia.  Eastern Minerals conducts mineral exploration activities (currently suspended) in Papua, Indonesia.

Outlook

Our copper and gold sales volumes have averaged 1.4 billion pounds of copper and 2.35 million ounces of gold annually over the past five years.  Average annual sales volumes over the next five years are expected to approximate 1.34 billion pounds of copper and 2.2 million ounces of gold.  Based on these estimates and copper prices at approximately $1.20 per pound, the impact on our annual cash flow for each $0.10 per pound change in copper prices would approximate $63 million and for each $25 per ounce change in gold prices would approximate $28 million.

Following the October 9, 2003, slippage event and the December 12, 2003, debris flow in the same section of the Grasberg open pit, PT Freeport Indonesia focused its open-pit operations on accelerating the removal of waste material from the south wall to restore safe access to the higher-grade ore areas in the pit. These activities allowed PT Freeport Indonesia to resume in April 2004 previously planned mining operations in the key ore areas of the pit while continuing waste removal activities.

As previously reported, a portion of the higher grade ore previously forecast to be mined in 2004 is expected to be deferred to future periods, resulting in plans to produce significant volumes of copper and gold in the last half of 2004 and in 2005.  Ore grades are also expected to increase during the year so that a significant portion of 2004 metal sales are expected to occur in the second half of the year.

Annual sales are expected to approximate 1.0 billion pounds of copper and 1.5 million ounces of gold in 2004, and 1.5 billion pounds of copper and 2.9 million ounces of gold in 2005.  Consolidated operating cash flows for 2004 are expected to be adversely affected by the timing of PT Freeport Indonesia’s metal sales and Atlantic Copper’s operating results (see “Smelting and Refining”).  Consolidated operating cash flows in 2005 are expected to benefit from the projected increase in PT Freeport Indonesia’s metal sales.

Copper and Gold Markets

The graph above illustrates copper prices and estimated available world copper inventories in weeks of consumption through April 30, 2004.  Copper inventories at the London Metal Exchange (LME) and New York Commodity Exchange (COMEX) declined sharply in 2003 and in 2004.  The outlook for copper demand improved during the first quarter of 2004 with continued strong demand from China and emerging signs of increased manufacturing activity around the world.  In the first quarter of 2004, copper prices rose sharply following large increases during the fourth quarter of 2003.  More recently, statements by the Chinese government about taking steps to slow its economic growth, movements in U.S. interest rates and foreign exchange markets, and investor sentiment about commodity markets have resulted in lower copper prices, which closed at $1.20 per pound on the LME on May 10, 2004.  The consensus outlook for copper markets remains positive and many industry analysts are forecasting a market deficit in the next two years and average prices of over $1.00 per pound.

Gold prices rose more than 50 percent in 2003 from their 2001 lows in tandem with ongoing geo-political strife and terrorist fears, a weak U.S. dollar and large U.S. deficits, and actions by gold producers to reduce hedge positions.  Gold prices averaged $408 per ounce in the first quarter of 2004 and the current view of gold prices expressed by many market analysts is positive, although more recent concerns about the strength of the U.S. dollar and investor sentiment about the gold market have caused gold prices to decline and the London gold price closed at approximately $375 per ounce on May 10, 2004.  World metal prices for copper and gold have historically fluctuated widely and are affected by numerous factors beyond our control as described further in our Form 10-K for the year ended December 31, 2003.

CONSOLIDATED RESULTS

Summary comparative results for the first-quarter periods follow (in millions, except per share amounts):

First Quarter
2004	2003

Revenues	$360.2	$524.6
Operating income	41.4	191.3
Net income (loss) applicable to common stock before cumulative effect adjustment	(19.6)	40.2
Net income (loss) applicable to common stock	(19.6)	49.2
Diluted net income (loss) per share of common stock:
Before cumulative effect adjustment	(0.10)	0.27
Applicable to common stock	(0.10)	0.33

Consolidated revenues include PT Freeport Indonesia’s sale of copper concentrates, which also contain significant quantities of gold and silver, and the sale by Atlantic Copper of copper anodes, cathodes, wire and wire rod, and gold in anodes and slimes.  Consolidated revenues and net income vary significantly with fluctuations in the market prices of copper and gold and other factors.  Based on PT Freeport Indonesia’s projected share of 2004 copper sales (1.0 billion pounds) and assuming an average price of $1.20 per pound of copper, a $0.01 per pound change in the average price realized would have an approximate $9 million impact on our revenues and an approximate $5 million impact on our net income.  A $5 per ounce change in the average price realized on PT Freeport Indonesia’s share of projected 2004 gold sales (1.5 million ounces) would have an approximate $7 million impact on our revenues and an approximate $4 million impact on our net income.

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

Consolidated revenues for the first quarter of 2004 reflect lower copper and gold revenues at PT Freeport Indonesia and at Atlantic Copper, compared with the first quarter of 2003.  PT Freeport Indonesia’s revenues were adversely affected by lower grade ores and reduced mill throughput as PT Freeport Indonesia focused its efforts on restoring safe access to the higher grade ore areas in its Grasberg open-pit mine following the fourth-quarter 2003 slippage and debris flow events (see “Mining and Exploration – PT Freeport Indonesia Operating Results”).  PT Freeport Indonesia resumed mining of higher-grade ore in April 2004 and expects copper and gold sales volumes to improve over the remainder of 2004.  Atlantic Copper’s revenues were negatively impacted by the start of its 45-day major maintenance turnaround on March 22, 2004.

First-quarter 2004 consolidated revenues include net additions of $7.6 million ($3.9 million to net income or $0.02 per share) compared with net additions of $10.2 million ($5.2 million to net income or $0.04 per share) to first-quarter 2003 revenues, primarily for final pricing of concentrates sold in the previous year.

First-quarter 2004 production and delivery costs were $28.1 million higher than the 2003 quarter primarily because of higher costs at Atlantic Copper caused by the higher copper purchase costs. Consolidated depreciation and amortization expense was $42.4 million lower primarily because of lower sales volumes at PT Freeport Indonesia.  Exploration expenses increased to $2.2 million in the first quarter of 2004 from $1.5 million in the first quarter of 2003, reflecting increased drilling in Block A during the first quarter of 2004.  General and administrative expenses decreased to $15.6 million in the first quarter of 2004 from $16.5 million in 2003 (see “Other Financial Results”).

Net interest expense decreased to $33.4 million in the first quarter of 2004 from $52.5 million in the first quarter of 2003 primarily because of lower average debt levels, including the early conversions of our 8¼% Convertible Senior Notes into our common stock (see Note 3 and “Capital Resources and Liquidity – Financing Activities”).  First-quarter 2004 conversions of 8¼% Convertible Senior Notes also resulted in a $6.4 million reduction of interest expense for previously accrued amounts that were reclassified as losses on early extinguishment and conversion of debt.

Other income (expense) includes the impact of translating into U.S. dollars Atlantic Copper’s net euro-denominated liabilities, primarily its retiree pension obligations.  Changes in the U.S.$/euro exchange rate require us to adjust the dollar value of net euro-denominated liabilities and record the adjustment in earnings.  The exchange rate was $1.26 per euro at December 31, 2003, and $1.22 per euro at March 31, 2004.  Exchange rate effects on our net income from euro-denominated liabilities were gains (losses) of $2.1 million in the first quarter of 2004 and $(2.5) million in the first quarter of 2003.

PT Freeport Indonesia’s Contract of Work provides for a 35 percent corporate income tax rate, and the tax treaty between Indonesia and the United States provides for a withholding tax rate of 10 percent on dividends and interest that PT Freeport Indonesia pays to our parent company.  We also incur a U.S. alternative minimum tax at a rate of two percent based primarily on consolidated income, net of smelting and refining results.  We currently record no income taxes at Atlantic Copper, which is subject to taxation in Spain, because it has not generated significant taxable income in recent years and has substantial tax loss carryforwards for which we have provided no financial statement benefit.  We receive no consolidated tax benefit from these losses because they cannot be used to offset PT Freeport Indonesia’s profits in Indonesia.

Parent company costs consist primarily of interest, depreciation and amortization, and general and administrative expenses.  We receive minimal tax benefit from these costs, including interest expense, primarily because our parent company generates no taxable income from U.S. sources.  As a result, our provision for income taxes as a percentage of our consolidated income before income taxes and minority interests will decrease as PT Freeport Indonesia’s income increases and vice versa absent changes in Atlantic Copper and parent company costs. Our first-quarter 2004 consolidated provision for income taxes primarily includes taxes on previously deferred intercompany profits recognized during the period.  Summaries of the significant components of our calculation of the consolidated provision for income taxes are shown below (in thousands, except percentages).

	Three Months Ended March 31,
	2004	2003
Mining and exploration segment operating income[a]	$4,132	$199,075
Mining and exploration segment interest expense, net	(5,719)	(15,352)
Intercompany operating profit recognized (deferred)	48,180	(2,008)
Income before taxes	46,593	181,715
Indonesian corporate income tax rate (35%) plus U.S. alternative minimum tax rate (2%)	37%	37%
Corporate income taxes	17,239	67,235

Approximate PT Freeport Indonesia net income	29,354	114,480
Withholding tax on FCX’s equity share	9.064%	9.064%
Withholding taxes	2,661	10,376

Tax refund	(2,182)	-
Other	623	(397)
FCX consolidated provision for income taxes	18,341	77,214

FCX consolidated effective tax rate	(528)%[b]	56%

a.

Excludes charges totaling $64.6 million in the first quarter of 2004 and $4.4 million in the first quarter of 2003 for FCX stock option exercises which are eliminated in consolidation.

b.

Rate is not meaningful given consolidated loss before taxes for the quarter.

RESULTS OF OPERATIONS

We have two operating segments:  “mining and exploration” and “smelting and refining.”  The mining and exploration segment consists of FCX’s Indonesian activities including PT Freeport Indonesia’s copper and gold mining operations, Puncakjaya Power’s power generating operations after eliminations with PT Freeport Indonesia and FCX’s Indonesian exploration activities.  The smelting and refining segment includes Atlantic Copper’s operations in Spain and PT Freeport Indonesia’s equity investment in PT Smelting.  Summary comparative operating income (loss) by segment for the first-quarter periods follows (in millions):

First Quarter
2004	2003

Mining and exploration[a]	$(60.5)	$194.6
Smelting and refining	(10.9)	0.4
Intercompany eliminations and other[a,b]	112.8	(3.7)
FCX operating income	$41.4	$191.3

a.

Includes charges to the mining and exploration segment for FCX stock option exercises which are eliminated in consolidation totaling $64.6 million in 2004 and $4.4 million in 2003.

b.

We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until their sales of final products to third parties.  Changes in the amount of these deferred profits impacted operating income by $48.2 million in the first quarter of 2004 and $(2.0) million in the first quarter of 2003.  Our consolidated quarterly earnings fluctuate depending on the timing and prices of these sales.  At March 31, 2004, our deferred profits to be recognized in future periods’ operating income totaled $8.0 million, $4.1 million to net income, after taxes and minority interest sharing.

MINING AND EXPLORATION

A summary of changes in PT Freeport Indonesia revenues between the periods follows (in millions):

First Quarter
PT Freeport Indonesia revenues – prior year period	$430.1
Increases (decreases):
Sales volumes:
Copper	(208.9)
Gold	(157.1)
Price realizations:
Copper	64.4
Gold	8.6
Adjustments, primarily for copper pricing on prior year open sales	5.4
Treatment charges, royalties and other	44.7
PT Freeport Indonesia revenues – current year period	$187.2

PT Freeport Indonesia reported lower production and sales in the first quarter of 2004, reflecting changes in mine sequencing at the Grasberg open pit.  Copper sales volumes totaled 105.4 million pounds in the first quarter of 2004, 73 percent lower than the 392.0 million pounds reported in the 2003 quarter.  First-quarter 2004 copper price realizations of $1.34 per pound were $0.61 per pound higher than the first-quarter 2003 realizations of $0.73 per pound.  Gold sales volumes totaled 123,800 ounces in the first quarter of 2004, 79 percent lower than the 583,900 ounces reported in the 2003 quarter.  Gold price realizations of $411.42 per ounce in the first quarter of 2004 were approximately $70 an ounce higher than first-quarter 2003 realizations of $341.55 per ounce.

Treatment charges and royalties were lower in the first quarter of 2004 compared with the 2003 quarter primarily because of lower sales volumes.  Royalties totaled $4.8 million in the first quarter of 2004 compared with $6.8 million in the first quarter of 2003.  Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.  In addition, treatment charges vary based on PT Freeport Indonesia’s customer mix.

Substantially all of PT Freeport Indonesia’s concentrate sales contracts provide final copper pricing in a specified future period based on prices quoted on the London Metal Exchange (LME).  PT Freeport Indonesia records revenues and invoices its customers based on LME prices at the time of shipment.  Under accounting rules, these terms create an “embedded derivative” in our concentrate sales contracts which must be adjusted to fair value through earnings each period until the date of final copper pricing.  PT Freeport Indonesia’s first-quarter 2004 revenues include net additions of $15.0 million for adjustments to the fair value of embedded copper derivatives in first-quarter 2004 concentrate sales contracts, compared with net reductions of $5.0 million in the first quarter of 2003.

At March 31, 2004, embedded derivatives on consolidated copper sales totaling 55.3 million pounds were recorded at an average price of $1.38 per pound.  All of these sales are expected to be finally priced during the second quarter of 2004.  A one-cent movement in the average price used for these embedded derivatives will have an approximate $0.3 million impact on our 2004 consolidated net income.

At times, in response to market conditions, we have in the past and may in the future enter into copper and gold price protection contracts for some portion of our expected future mine production to mitigate the risk of adverse price fluctuations.  We currently have no commodity price protection contracts relating to our mine production other than our gold-denominated and silver-denominated preferred stock.

PT Freeport Indonesia sells its copper concentrates primarily under long-term sales agreements denominated in U.S. dollars, mostly to companies in Asia and Europe and to international trading companies.  In December 2003, PT Freeport Indonesia declared force majeure following the fourth-quarter 2004 slippage and debris flow events in the Grasberg open pit.  In April 2004, PT Freeport Indonesia established safe access and initiated mining activities in the higher-grade ore areas of the pit.  PT Freeport Indonesia’s share of sales for the second quarter of 2004 is projected to approximate 200 million pounds of copper and 330,000 ounces of gold.  PT Freeport Indonesia’s share of sales is expected to approximate 1.0 billion pounds of copper and 1.5 million ounces of gold in 2004, and 1.5 billion pounds of copper and 2.9 million ounces of gold in 2005.  Pursuant to the joint venture agreement, Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver through 2021 in Block A, and, after 2021, a 40 percent interest in all production from Block A.  The agreement provides for adjustments to the metal sharing when events such as the slippage and debris flow events described above occur.  Our estimate of PT Freeport Indonesia's share of sales is subject to adjustment based on actual results.

PT Freeport Indonesia has long-term contracts to provide approximately 60 percent of Atlantic Copper’s copper concentrate requirements at market prices and nearly all of PT Smelting’s copper concentrate requirements. Under the PT Smelting contract, for the first 15 years of PT Smelting’s operations beginning December 1998, the treatment and refining charges on the majority of the concentrate PT Freeport Indonesia provides will not fall below specified minimum rates, subject to renegotiation in 2008.  The rate was $0.23 per pound, which had been the rate since commencement of PT Smelting’s operations in 1998, and declined to a minimum of $0.21 per pound in April 2004.

PT Freeport Indonesia Operating Results
	First Quarter
	2004		2003
PT Freeport Indonesia, Net of Rio Tinto’s Interest
Copper (recoverable)
Production (000s of pounds)	107,100		388,800
Production (metric tons)	48,600		176,400
Sales (000s of pounds)	105,400		392,000
Sales (metric tons)	47,800		177,800
Average realized price	$1.34		$0.73
Gold (recoverable ounces)
Production	125,300		579,600
Sales	123,800		583,900
Average realized price	$411.42		$341.55

PT Freeport Indonesia, Gross Profit per Pound of Copper (cents):
Average realized price	134.0		72.9
Production costs:
Site production and delivery	143.4	[a]	40.0	[a]
Gold and silver credits	(52.2)			(52.7)
Treatment charges	22.8		17.7
Royalty on metals	4.6		1.7
Net cash production costs	118.6		6.7
Depreciation and amortization	16.3		14.6
Reclamation, noncash and other	0.1		1.0
Total production costs	135.0		22.3
Adjustments, primarily for copper pricing on prior year open sales	18.8		3.6
Gross profit per pound of copper	17.8		54.2

a.

Net of deferred mining costs totaling $26.2 million (24.9 cents per pound) in the first quarter of 2004 and $7.2 million (1.8 cents per pound) in the first quarter of 2003.

	First Quarter
	2004	2003
PT Freeport Indonesia, 100% Aggregate Operating Data
Ore milled (metric tons per day)	151,800	238,200
Average ore grade
Copper (percent)	.50	1.15
Gold (grams per metric ton)	.41	1.26
Recovery rates (percent)
Copper	83.8	88.4
Gold	73.8	86.2
Copper (recoverable)
Production (000s of pounds)	118,900	460,500
Production (metric tons)	53,900	208,900
Sales (000s of pounds)	116,800	464,500
Sales (metric tons)	53,000	210,700
Gold (recoverable ounces)
Production	131,300	737,400
Sales	130,100	742,500

Mill throughput averaged 151,800 metric tons of ore per day in the first quarter of 2004 and 238,200 metric tons of ore per day in the first quarter of 2003.  The lower mill throughput rates reflect PT Freeport Indonesia’s focus on restoring safe access to the higher grade ore areas in the Grasberg open pit.  Approximate average daily throughput processed at our mill facilities from each of our producing mines follows (metric tons of ore per day):

	First Quarter
	2004	2003
Grasberg open pit	106,400	188,100
Deep Ore Zone underground mine	45,400	35,800
Intermediate Ore Zone underground mine	-	14,300
Total mill throughput	151,800	238,200

Production at the Deep Ore Zone (DOZ) underground mine averaged a record 45,400 metric tons of ore per day, representing 30 percent of first-quarter 2004 mill throughput.  DOZ operations continue to perform above design capacity of 35,000 metric tons of ore per day.  PT Freeport Indonesia expects to increase the sustained capacity of the DOZ underground operation to 50,000 metric tons per day.  The DOZ has been developed as one of the world’s largest underground operations.  The Intermediate Ore Zone underground mine was depleted during the third quarter of 2003, producing almost 30 percent more copper and gold throughout its 10-year life than the initial reserve estimates.

First-quarter 2004 copper ore grades averaged 0.50 percent compared with 1.15 percent for the first quarter of 2003.  Copper recovery rates were 83.8 percent for the first quarter of 2004, compared with 88.4 percent for the first quarter of 2003.  In the first quarter of 2004, ore milled averaged 0.41 grams per metric ton (g/t) of gold, compared with 1.26 g/t in the first quarter of 2003.  Gold recovery rates were 73.8 percent for the first quarter of 2004, compared with 86.2 percent for the first quarter of 2003.  In April 2004, we resumed mining activities in higher-grade ore areas.

Unit net cash production costs, including gold and silver credits, averaged an extraordinarily high $1.19 per pound of copper during the first quarter of 2004, compared with $0.07 per pound for the 2003 quarter.  Unit site production and delivery costs reflected significantly lower sales volumes resulting from PT Freeport Indonesia’s accelerated waste removal efforts and the primarily fixed nature of PT Freeport Indonesia’s cost structure.

Unit site production and delivery costs in the first quarter of 2004 averaged $1.43 per pound of copper, $1.03 per pound higher than the $0.40 reported in the first quarter of 2003.  Unit production and delivery costs are net of deferred mining costs of $0.25 per pound ($26.2 million) for the first quarter of 2004 and $0.02 per pound ($7.2 million) for the first quarter of 2003.  The increase in deferred mining costs primarily reflects the accelerated waste removal efforts.  PT Freeport Indonesia’s first-quarter 2004 waste to ore ratio averaged 4.1 to 1, compared with a life-of-mine average ratio of 2.2 to 1.

Unit treatment charges vary with the price of copper, and royalty rates vary with prices of copper and gold.  In addition, treatment charges vary based on PT Freeport Indonesia’s customer mix.  The copper royalty rate payable by PT Freeport Indonesia under its Contract of Work varies from 1.5 percent of copper net revenue at a copper price of $0.90 or less per pound to 3.5 percent at a copper price of $1.10 or more per pound.  The Contract of Work royalty rate for gold and silver sales is 1.0 percent.  In connection with our fourth concentrator mill expansion completed in 1998, PT Freeport Indonesia agreed to pay the Government of Indonesia voluntary additional royalties (royalties not required by the Contract of Work) to provide further support to the local governments and the people of the Indonesian province of Papua (see Note 1 of “Notes to Consolidated Financial Statements” in our 2003 Annual Report on Form 10-K).  As a result of the recent rise in copper prices, we expect our 2004 royalty costs to increase compared with 2003 royalties of $26.5 million.  If copper prices average $1.10 per pound and gold prices average $400 per ounce, we would expect royalties to total approximately $38 million ($0.04 per pound) for 2004.  If copper prices average $1.30 per pound and gold prices average $400 per ounce, we would expect royalties to total approximately $45 million ($0.045 per pound).  These estimates assume 2004 sales volumes of 1.0 billion pounds of copper and 1.5 million ounces of gold.

Assuming average prices of $1.20 per pound for copper and $380 per ounce for gold, and copper and gold sales of 1.0 billion pounds and 1.5 million ounces for 2004, and 1.5 billion pounds and 2.9 million ounces for 2005, PT Freeport Indonesia estimates its net cash production costs, including gold credits, would average approximately $0.37 per pound in 2004 (a weighted average of $0.27 per pound for the remainder of the year) and a net credit of $(0.02) per pound in 2005.  The weighted average net cash production cost for the two-year period would approximate less than $0.14 per pound.  Net unit cash production costs for 2004 would change approximately $0.04 per pound for each $25 per ounce change in the average price of gold.

The functional currency for our operations in Indonesia and Spain is the U.S. dollar.  All of our revenues and a significant portion of our costs are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in Indonesian rupiah, Australian dollars or euros. Generally, our results are positively affected when the U.S. dollar strengthens in relation to these foreign currencies and adversely affected when the U.S. dollar weakens in relation to these foreign currencies.

PT Freeport Indonesia recorded gains (losses) totaling $0.4 million in the first quarter of 2004 and $(0.5) million in the first quarter of 2003 related to its rupiah-denominated net monetary assets and liabilities.  PT Freeport Indonesia’s labor costs are mostly rupiah denominated.  At estimated annual aggregate rupiah payments of 1.1 trillion and an exchange rate of 8,561 rupiah to one U.S. dollar, the exchange rate as of March 31, 2004, a one-thousand-rupiah increase in the exchange rate would result in an approximate $13 million decrease in aggregate annual operating costs.  A one-thousand-rupiah decrease in the exchange rate would result in an approximate $17 million increase in aggregate annual operating costs.

PT Freeport Indonesia purchases certain materials and supplies denominated in Australian dollars.  At estimated annual aggregate Australian dollar payments of 200 million and an exchange rate of $0.76 to one Australian dollar, the exchange rate as of March 31, 2004, a $0.01 increase or decrease in the exchange rate would result in an approximate $2 million change in aggregate annual costs.

At times, PT Freeport Indonesia has entered into foreign currency forward contracts to hedge a portion of its aggregate anticipated Indonesian rupiah and Australian dollar payments.  PT Freeport Indonesia had no outstanding foreign currency forward contracts as of March 31, 2004.

Exploration Activities

Block A exploration efforts in the first quarter of 2004 were primarily associated with drilling at our “Deep MLZ” underground exploration target below the current Mill Level Zone (MLZ) ore body to support the conversion of resources to proven and probable reserves.  PT Freeport Indonesia’s planned 2004 Deep MLZ drilling program encompasses 37,000 meters of diamond drilling in 65 holes.  To date, assay results have been received for 23 holes comprising approximately 9,000 meters.  The drilling intercepted mineralized zones in 19 of these holes with lengths ranging from 24 meters to 737 meters (average of 340 meters) with interval grades ranging from 0.76 percent copper equivalent to 5.24 percent copper equivalent (average 1.80 percent copper equivalent).  Copper equivalent percentage is used to express the relative value of multi-metal ores in terms of one metal, in this case, copper.  The calculation expresses the relative value of the ore using estimates of contained metal quantities, metal prices, recovery rates, treatment charges and royalties.

PT Freeport Indonesia expects to complete is 2004 drilling activities and engineering studies required for reserve determination associated with the Deep MLZ mineralization by the end of 2004.  Other 2004 exploration drilling targets include in-fill drilling at the Big Gossan underground ore body located between the mill complex and Kucing Liar, deep extensions of the Dom ore body located between the mill complex and the DOZ mine, and exploration along the Big Gossan/Wanagon trend.

The Indonesian government previously approved a suspension of our field exploration activities outside of our current mining operations area, which have been in suspension since 2000 due to safety and security issues and uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas covered by our Contracts of Work and an Indonesian law enacted in 1999 prohibiting open-pit mining in protected forest areas. The current suspensions were granted for one-year periods ending February 26, 2005, for Block B, March 31, 2004, for PT Nabire Bakti Mining and November 15, 2004, for Eastern Minerals.  We are currently seeking renewal for the PT Nabire Bakti Mining suspension and expect to continue to seek suspension renewals for additional one-year periods for each of the suspended areas as required.

SMELTING AND REFINING

Our investment in smelters serves an important role in our concentrate marketing strategy.  PT Freeport Indonesia generally sells approximately one-half of its concentrate production to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder to other customers.

Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and income to Atlantic Copper and PT Smelting.  Through downstream integration, we are assured placement of a significant portion of our concentrate production and operating hedges for treatment and refining charges.  While currently low smelting and refining charges have adversely affected the operating results of Atlantic Copper, they have benefited the operating results of PT Freeport Indonesia’s mining operations.

Atlantic Copper Operating Results
($ In Millions)	First Quarter
	2004	2003
Gross profit (loss)	$ (8.0)	$ 2.9
Add: Depreciation and amortization expense	7.1	7.0
Other	0.5	-
Cash margin (deficit)	$ (0.4)	$ 9.9

Operating income (loss)	$(10.9)	$0.4
Concentrate and scrap treated (metric tons)	187,100	242,100
Anodes production (000s of pounds)	126,700	159,600
Cathodes, wire rod and wire sales (000s of pounds)	112,000	138,700
Gold sales in anodes and slimes (ounces)	127,800	242,000

Atlantic Copper’s operating cash margin (deficit) was $10.3 million lower in the 2004 quarter, compared with the 2003 quarter primarily because of lower sales volumes caused primarily by the start of its major maintenance turnaround and higher operating costs caused primarily by a stronger euro currency.  Atlantic Copper treated 187,100 metric tons of concentrate and scrap in the first quarter of 2004, compared with 242,100 metric tons in the year-ago period.  On March 22, 2004, Atlantic Copper began a major maintenance turnaround, adversely affecting first quarter and projected second quarter results.  Atlantic Copper currently expects to resume smelter operations on May 12, 2004, resulting in a turnaround period of 51 days.  Atlantic Copper produced 128.8 million pounds of cathodes and sold 112.0 million pounds of cathodes, including wire rod and wire.  Cathode production totaled 134.9 million pounds and sales totaled 138.7 million pounds during the first quarter of 2003.  Treatment charges received by Atlantic Copper continued at historically low levels, averaging $0.16 per pound during the first quarter of 2004 and $0.17 per pound during the first quarter of 2003.  Unit cathode cash production costs averaged $0.23 per pound in the first quarter of 2004 and $0.15 per pound for the year-ago period.  Unit costs were adversely affected by lower production, which added $0.04 per pound, primarily resulting from the maintenance turnaround, as well as a stronger euro/US$ exchange rate, which added $0.03 per pound to Atlantic Copper’s first-quarter 2004 unit costs compared with first-quarter 2003 unit costs.

Atlantic Copper reported an operating loss of $10.9 million for the first quarter of 2004, compared with operating income of $0.4 million in the 2003 period.  The maintenance turnaround adversely affected costs and volumes resulting in an approximate $4.6 million impact on first-quarter 2004 operating results and net income. Atlantic Copper expects its second quarter operating results to reflect an additional approximate $34 million negative impact from the maintenance turnaround, including both the effect of turnaround expenses and reduced sales volumes.  Major maintenance turnarounds of this duration typically occur approximately every nine years for Atlantic Copper, with significantly shorter term maintenance turnarounds occurring in the interim.

We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper until the final sales to third parties occur.  Because of PT Freeport Indonesia’s reduced production and sales levels during the first quarter and resulting decline in PT Freeport Indonesia concentrate inventories at Atlantic Copper, changes in these net deferrals resulted in an addition to our operating income totaling $39.9 million ($20.5 million to net income) in the first quarter of 2004.  In the first quarter of 2003, changes in these net deferrals reduced operating income by $4.1 million ($2.1 million to net income).  At March 31, 2004, our net deferred profits on PT Freeport Indonesia concentrate inventories at Atlantic Copper to be recognized in future periods’ net income totaled $4.0 million.  We expect that the net deferral of profits on PT Freeport Indonesia’s sales to Atlantic Copper will result in a reduction to net income over the remainder of the year as PT Freeport Indonesia’s production and shipments to Atlantic Copper increase.  Based on current copper and gold prices and shipping schedules, we estimate the change in deferred intercompany profits in the remainder of 2004 will more than offset the additions to income recognized in the first quarter.  Our current estimate of the second quarter deferral of intercompany profits approximates $18 million to net income.

The majority of Atlantic Copper’s revenues are denominated in U.S. dollars; however, operating costs, other than concentrate purchases, and certain asset and liability accounts are denominated in euros.  Atlantic Copper’s estimated annual euro payments total approximately 100 million euros.  At a March 31, 2004, exchange rate of $1.22 per euro, a $0.05 increase or decrease in the exchange rate would result in an approximate $5 million change in annual costs.

In March 2004, we used a portion of the proceeds from the sale of our 6⅞% Senior Notes to repay $162.4 million of Atlantic Copper borrowings (see “Capital Resources and Liquidity – Financing Activities”). Atlantic Copper recorded a $3.7 million ($0.02 per share) accounting charge for losses on early extinguishment of debt.  As of March 31, 2004, FCX’s net investment in Atlantic Copper totaled approximately $183.1 million, FCX had an $83.5 million loan outstanding to Atlantic Copper and Atlantic Copper’s debt under nonrecourse financing arrangements totaled $72.4 million.

Atlantic Copper had euro-denominated net monetary liabilities at March 31, 2004, totaling $72.2 million recorded at an exchange rate of $1.22 per euro.  The exchange rate was $1.26 per euro at December 31, 2003. Adjustments to Atlantic Copper’s euro-denominated net liabilities to reflect changes in the exchange rate are recorded in other income (expense) and totaled $2.1 million in the first quarter of 2004 and $(2.5) million in the first quarter of 2003.

PT Smelting Operating Results

	First Quarter
	2004	2003
	(In Millions)
PT Freeport Indonesia sales to PT Smelting	$127.0	$121.3
Equity in PT Smelting earnings (losses)	(0.4)	0.7
PT Freeport Indonesia profits recognized	8.3	2.1

PT Freeport Indonesia accounts for its 25 percent interest in PT Smelting using the equity method and provides PT Smelting with substantially all of its concentrate requirements.  PT Smelting treated 167,300 metric tons of concentrate in the first quarter of 2004, compared with 212,300 metric tons in the year-ago period.  Lower concentrate tonnage from PT Freeport Indonesia resulted in lower production.  First-quarter 2004 anodes production totaled 98.9 million pounds, compared with 141.0 million pounds produced in the first quarter of 2003.  PT Smelting reported quarterly production of 97.0 million pounds of cathodes and sales of 92.0 million pounds of cathodes. Cathode production totaled 121.0 million pounds and sales totaled 116.8 million pounds during the first quarter of 2003.  PT Smelting’s unit cathode cash production costs averaged $0.14 per pound in the first quarter of 2004 and $0.10 per pound in the year-ago period, reflecting the impact of lower volumes in 2004.  PT-FI’s equity interest in PT Smelting’s earnings (losses) totaled $(0.4) million in the first quarter of 2004 compared to $0.7 million in the 2003 quarter.  On March 16, 2004, PT Smelting began a scheduled 33-day major maintenance turnaround, which was completed on schedule and normal operations have resumed.  Major maintenance turnarounds of this duration typically occur approximately every four years for PT Smelting, with significantly shorter term maintenance turnarounds in the interim.

Our revenues include PT Freeport Indonesia’s sales to PT Smelting, but we defer recognizing profits on 25 percent of PT Freeport Indonesia’s sales to PT Smelting remaining in PT Smelting’s inventory at the end of the period.  The effect on our consolidated operating income was the recognition of profits totaling $8.3 million ($4.3 million to net income) in the first quarter of 2004 and $2.1 million ($1.1 million to net income) in the 2003 quarter.

OTHER FINANCIAL RESULTS

The FCX/Rio Tinto joint ventures incurred $3.6 million of aggregate exploration costs in the 2004 first quarter, compared with $2.4 million in the 2003 first quarter.  Our exploration program for 2004 is focused on targets in Block A that have high potential to add reserves and to provide information to support future exploration.  We incurred $2.2 million of exploration expense in the first quarter of 2004 and $1.5 million in the first quarter of 2003, representing our share of exploration costs.

General and administrative expenses were $15.6 million in the first quarter of 2004 and $16.5 million in the first quarter of 2002.  Our parent company charges PT Freeport Indonesia for the in-the-money value of exercised employee stock options.  These charges are eliminated in consolidation; however, PT Freeport Indonesia shares these charges with Rio Tinto and Rio Tinto’s reimbursements reduce our consolidated general and administrative expenses.  General and administrative expenses include Rio Tinto’s share of joint venture reimbursements for employee stock option exercises totaling $5.6 million in the first quarter of 2004 and $1.0 million in the first quarter of 2003.

Total interest cost (before capitalization) was $33.8 million in the 2004 quarter, $19.3 million less than the $53.1 million incurred in the 2003 quarter.  Interest costs decreased in the first quarter of 2004 primarily because of lower average debt levels, including the early conversions of a total of $537.3 million of our 8¼% Convertible Senior Notes into 37.6 million shares of our common stock (see “Capital Resources and Liquidity – Financing Activities”). First-quarter 2004 conversions of 8¼% Convertible Senior Notes also resulted in a $6.4 million reduction of interest expense for previously accrued amounts that were reclassified as losses on early extinguishment and conversion of debt. Capitalized interests costs totaled $0.4 million in the first quarter of 2004 and $0.6 million in the first quarter of 2003.

CAPITAL RESOURCES AND LIQUIDITY

Operating Activities

Net cash used in first-quarter 2004 operating activities totaled $225.5 million, including $262.3 million for working capital uses, compared with net operating cash flow provided by operating activities of $49.2 million, including $97.4 million for working capital uses, in the first quarter of 2003.  The decrease in 2004 from the prior year quarter reflects significantly lower production and sales and increased working capital requirements, including large tax payments and higher receivable and inventory values at Atlantic Copper caused by higher metal prices.  Using current sales estimates and estimated metals prices of $1.20 per pound of copper and $380 per ounce of gold, we expect our consolidated operating cash flows to total approximately $260 million for 2004 and approximately $1.0 billion for 2005, before considering any potential insurance proceeds discussed below.

PT Freeport Indonesia maintains property damage and business interruption insurance related to its operations.  We have notified our insurers and are in the process of quantifying the extent of our losses from the October 9 and December 12 events.  Any losses covered by insurance would be subject to a substantial deductible and various coverage limits.  No assurance can be provided at this time about the extent to which our losses will be covered by insurance.

Investing Activities

First-quarter 2004 capital expenditures of $34.3 million for PT Freeport Indonesia and Atlantic Copper were slightly higher compared to the $30.1 million reported in the 2003 quarter.  Atlantic Copper incurred capital expenditures totaling $3.4 million related to its 45-day major maintenance turnaround that began in March 2004.  Our capital expenditures for 2004 are expected to total approximately $165 million, including approximately $28 million for long-term development projects.  We expect to fund our 2004 capital expenditures with operating cash flows and available cash.

We sold $4.2 million of our restricted investments in the first quarter of 2004 and $23.6 million in the first quarter of 2003 to pay scheduled semiannual interest due on our 8¼% Convertible Senior Notes. Conversions of the 8¼% Convertible Senior Notes during the first quarter of 2004 allowed us to sell an additional $15.1 million of our restricted investments.  Restricted investments totaling $2.7 million at March 31, 2004, are scheduled to fund interest payments on our remaining outstanding 8¼% Convertible Senior Notes through July 2004 (see below).  In the first quarter of 2004, Atlantic Copper repaid its working capital revolving credit facility that was secured by certain copper concentrate inventory and received a refund of $11.0 million of previously restricted cash.

Financing Activities

We completed several financing transactions during the first quarter of 2004 to continue to improve our financial position and debt maturity profile.  We completed a tender offer and privately negotiated transactions for a portion of our remaining 8¼% Convertible Senior Notes due 2006 resulting in the early conversion of $226.1 million of notes into 15.8 million shares of our common stock.  We recorded a $10.9 million charge to losses on early extinguishment and conversion of debt in the first quarter of 2004 in connection with these conversions.  The $10.9 million charge included $6.4 million of previously accrued interest costs that were reversed, resulting in an equivalent credit to interest expense.  Cumulative conversions of the $603.8 million of 8¼% Convertible Senior Notes issued in 2001 totaled $537.3 million into 37.6 million shares of our common stock through March 31, 2004.  The remaining $66.5 million of 8¼% Convertible Senior Notes outstanding at March 31, 2004, are callable beginning in August 2004, and we intend to call them at that time.

On February 3, 2004, we sold $350 million of 6⅞% Senior Notes due 2014 for net proceeds of $344.5 million. We used a portion of the proceeds from the sale of the 6⅞% Senior Notes to repay $162.4 million of Atlantic Copper borrowings and to refinance other FCX 2004 debt maturities.  Atlantic Copper recorded a $3.7 million charge to losses on early extinguishment of debt to accelerate amortization of deferred financing costs.  Interest on the notes is payable semiannually on February 1 and August 1 of each year, beginning August 1, 2004.  We may redeem some or all of the notes at our option at a make-whole redemption price prior to February 1, 2009, and afterwards at stated redemption prices.  The indenture governing the notes contains certain restrictions, including against incurring debt, creating liens, selling assets, entering into transactions with affiliates, paying cash dividends on common stock, repurchasing or redeeming common or preferred equity, prepaying subordinated debt and making investments.

On March 30, 2004, we sold 1.1 million shares of 5½% Convertible Perpetual Preferred Stock for $1.1 billion, with net proceeds totaling $1.067 billion.  Each share of preferred stock is initially convertible into 18.8019 shares of our common stock, equivalent to a conversion price of approximately $53.19 per common share.  The conversion rate is adjustable upon the occurrence of certain events, including an increase in the common stock dividend rate. Beginning March 30, 2009, we may redeem shares of the preferred stock by paying cash, our common stock or any combination thereof for $1,000 per share plus unpaid dividends, but only if our common stock price has exceeded 130 percent of the conversion price for at least 20 trading days within a period of 30 consecutive trading days.  We repurchased Rio Tinto’s 23.9 million shares of FCX common stock for $881.9 million (approximately $36.85 per share) with a portion of the proceeds from the sale of the 5½% Convertible Perpetual Preferred Stock, with the remainder to be used for general corporate purposes.

As discussed above, we took steps to improve Atlantic Copper’s liquidity and financial position during the first quarter of 2004 and repaid $162.4 million in debt, bringing Atlantic Copper’s debt balance to $72.4 million.  We prepaid approximately $63 million in vendor equipment financing in April 2004 and are considering additional opportunities to retire debt.  We have no amounts outstanding under our $195 million credit facility.  Commitments under the facility increased from $165 million to $195 million in March 2004 with the addition of another bank.  We can increase the facility up to $350 million with additional lender commitments.

As of March 31, 2004, we had total unrestricted cash and cash equivalents of $533.5 million and total outstanding debt of $2.2 billion.  In February 2003, our Board of Directors authorized the initiation of an annual cash dividend on our common stock of $0.36 per share ($0.09 payable quarterly).  In October 2003, our Board of Directors authorized an increase in the common stock dividend from an annual rate of $0.36 per share to $0.80 per share. Dividend payments on common stock totaled $39.2 million in the first quarter of 2004.  The declaration and payment of dividends is at the discretion of the Board and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board.  Pursuant to the restricted payment covenants in our 10⅛% Senior Notes and 6⅞% Senior Notes, the amount available for dividend payments and other restricted payments as of March 31, 2004, was approximately $640 million.

The Board also approved a new open market share purchase program for up to 20 million shares, which replaced our previous program.  Under this new program, no shares were acquired through the first quarter of 2004. Thus far during the second quarter of 2004 through May 10, 2004, we purchased 3.1 million shares for $92.4 million (an average of $29.42 per share) and 16.9 million shares remain available under this program.  The timing of future purchases of our common stock is dependent upon many factors including the price of our common shares, our cash flow and financial position, and general economic and market conditions.

During the first quarter of 2003, we completed two senior note offerings.  On January 29, 2003, we sold $500 million of 10⅛% Senior Notes due 2010.  Interest on the notes is payable semiannually on February 1 and August 1 of each year.  We may redeem some or all of the notes at our option at a make-whole redemption price prior to February 1, 2007, and afterwards at stated redemption prices.  The indenture governing the notes contains restrictions on incurring debt, creating liens, entering into sale leaseback transactions, taking actions to limit distributions from certain subsidiaries, selling assets, entering into transactions with affiliates, paying cash dividends on common stock, repurchasing or redeeming common or preferred equity, prepaying subordinated debt and making investments.

On February 11, 2003, we sold $575 million of 7% Convertible Senior Notes due 2011.  Interest on the notes is payable semiannually on March 1 and September 1 of each year. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of FCX’s common stock at a conversion price of $30.87 per share, which is equal to a conversion rate of approximately 32.39 shares of common stock per $1,000 principal amount of notes.  We used a portion of the $1.046 billion in net proceeds from the two first-quarter 2003 note offerings to repay all of the then-outstanding amounts under our bank credit facilities.

Below is a summary (in millions) of our debt maturities, including mandatorily redeemable preferred stock, based on loan balances as of March 31, 2004, and the March 31, 2004, London P.M. gold fixing price for one ounce of gold ($425.30) and the London silver fixing price for one ounce of silver ($7.94) in the London bullion market (which determine the preferred stock redemption amounts).

	2004	2005	2006	2007	2008	Thereafter
PT Puncakjaya Power bank debt (infrastructure asset financing)	$36.6	$51.6	$37.2	$28.0	$36.0	$34.2
Redeemable preferred stock[a]	18.9	18.9	202.0	-	-	-
Atlantic Copper debt	10.2	4.3	0.2	57.7	-	-
Equipment loans and other	8.4	18.8	38.6	21.8	19.0	25.8
7.50% Senior Notes due 2006	-	-	66.5	-	-	-
8¼% Convertible Senior Notes[b]	-	-	66.5	-	-	-
10⅛% Senior Notes due 2010	-	-	-	-	-	500.0
7% Convertible Senior Notes due 2011[b]	-	-	-	-	-	575.0
6⅞% Senior Notes due 2014	-	-	-	-	-	350.0
7.20% Senior Notes due 2026	-	-	-	-	-	4.5
Total debt maturities	$74.1	$93.6	$411.0	$107.5	$55.0	$1,489.5

a.

Represents $18.9 million in 2004, 2005 and 2006 for our Silver-Denominated Preferred Stock and $183.1 million in February 2006 for our Gold-Denominated Preferred Stock, Series II.

b.

Conversion price is $14.30 per share for the 8¼% Convertible Senior Notes and $30.87 per share for the 7% Convertible Senior Notes.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our performance in the future.  Forward-looking statements are all statements other than historical facts, such as those regarding anticipated sales volumes, ore grades, commodity prices, royalties costs, capital expenditures, cash flow, debt maturities and other commitments, and political, economic and social conditions in our areas of operations.  We caution you that these statements are not guarantees of future performance, and our actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements.  Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include unanticipated declines in the average grades of ore mined, unanticipated milling and other processing problems, labor relations, weather conditions, the speculative nature of mineral exploration, fluctuations in interest rates and other adverse financial market conditions, and other factors described in more detail under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2003.

PRODUCT REVENUES AND PRODUCTION COSTS

PT Freeport Indonesia Product Revenues and Net Cash Production Costs

Net cash production costs per pound of copper is a measure intended to provide investors with information about the cash generating capacity of our mining operations in Indonesia.  This measure is presented by other copper and gold mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

We calculate gross profit per pound of copper under a “by-product” method, while the copper, gold and silver contained within our concentrates are treated as co-products in our financial statements.  We use the by-product method in our presentation of gross profit per pound of copper because (1) the majority of our revenues are copper revenues, (2) we produce and sell one product, concentrates, which contains all three metals and (3) it is not possible to specifically assign our costs to revenues from the copper, gold and silver we produce in concentrates.  In the co-product method presentation below, costs are allocated to the different products based on their relative revenue values.  Presentations under both methods are presented below along with a reconciliation to amounts reported in our consolidated financial statements.

Three Months Ended March 31, 2004
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold	Silver	Total
Revenues	$144,883	$144,883	$51,195	$3,792	$199,870

Site production and delivery	151,175	109,585	38,722	2,868	151,175
Gold and silver credits	(54,987)	-	-	-	-
Treatment charges	23,986	17,387	6,144	455	23,986
Royalty on metals	4,847	3,514	1,241	92	4,847
Net cash production costs	125,021	130,486	46,107	3,415	180,008
Depreciation and amortization	17,186	12,458	4,402	326	17,186
Reclamation, noncash and other	97	70	25	2	97
Total production costs	142,304	143,014	50,534	3,743	197,291
Adjustments, primarily for copper pricing on prior year open sales	16,147	16,147	-	-	16,147
Gross profit	$18,726	$18,016	$661	$49	$18,726

Pounds of copper sold (000s)	105,400	105,400
Ounces of gold sold			123,800
Ounces of silver sold				553,300

Gross profit per pound of copper (cents)/per ounce of gold and silver ($):
Revenues	134.0	134.0	411.42	6.31

Site production and delivery	143.4	104.0	312.78	5.18
Gold and silver credits	(52.2)	-	-	-
Treatment charges	22.8	16.5	49.63	0.82
Royalty on metals	4.6	3.3	10.02	0.17
Net cash production costs	118.6	123.8	372.43	6.17
Depreciation and amortization	16.3	11.8	35.56	0.59
Reclamation, noncash and other	0.1	0.1	0.20	-
Total production costs	135.0	135.7	408.19	6.76
Adjustments, primarily for copper pricing on prior year open sales	18.8	18.8	2.11	0.54
Gross profit per pound/ounce	17.8	17.1	5.34	0.09

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$199,870	$151,175	$17,186
Reclamation, noncash and other	N/A	97	N/A
Less: Treatment charges per above	(23,986)	N/A	N/A
Royalty per above	(4,847)	N/A	N/A
Adjustments, primarily for copper pricing on prior year open sales per above	16,147	N/A	N/A
Mining and exploration segment	187,184	151,272	17,186
Smelting and refining segment	211,217	212,116	7,067
Eliminations and other	(38,216)	(87,776)	1,157
As reported in FCX’s consolidated financial statements	$360,185	$275,612	$25,410

Three Months Ended March 31, 2003
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold	Silver	Total
Revenues	$286,532	$286,532	$201,147	$5,600	$493,279

Site production and delivery	156,759	91,057	63,922	1,780	156,759
Gold and silver credits	(206,747)	-	-	-	-
Treatment charges	69,559	40,405	28,364	790	69,559
Royalty on metals	6,840	3,973	2,789	78	6,840
Net cash production costs	26,411	135,435	95,075	2,648	233,158
Depreciation and amortization	57,233	33,245	23,338	650	57,233
Reclamation, noncash and other	3,734	2,169	1,523	42	3,734
Total production costs	87,378	170,849	119,936	3,340	294,125
Adjustments, primarily for copper pricing on prior year open sales	13,232	13,232	-	-	13,232
Gross profit	$212,386	$128,915	$81,211	$2,260	$212,386

Pounds of copper sold (000s)	392,000	392,000
Ounces of gold sold			583,900
Ounces of silver sold				1,234,100

Gross profit per pound of copper (cents)/per ounce of gold and silver ($):
Revenues	72.9	72.9	341.55	4.50

Site production and delivery	40.0	23.2	109.47	1.44
Gold and silver credits	(52.7)	-	-	-
Treatment charges	17.7	10.3	48.58	0.64
Royalty on metals	1.7	1.0	4.78	0.06
Net cash production costs	6.7	34.5	162.83	2.14
Depreciation and amortization	14.6	8.5	39.97	0.53
Reclamation, noncash and other	1.0	0.6	2.61	0.03
Total production costs	22.3	43.6	205.41	2.70
Adjustments, primarily for copper pricing on prior year open sales	3.6	3.6	2.94	0.03
Gross profit per pound/ounce	54.2	32.9	139.08	1.83

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$493,279	$156,759	$57,233
Reclamation, noncash and other	N/A	3,734	N/A
Less: Treatment charges per above	(69,559)	N/A	N/A
Royalty per above	(6,840)	N/A	N/A
Reclamation costs incurred	N/A	(155)	N/A
Adjustments, primarily for copper pricing on prior year open sales per above	13,232	N/A	N/A
Mining and exploration segment	430,112	160,338	57,233
Smelting and refining segment	218,395	208,483	7,045
Eliminations and other	(123,911)	(121,351)	3,510
As reported in FCX’s consolidated financial statements	$524,596	$247,470	$67,788

Atlantic Copper Cathode Cash Production Cost Per Pound Of Copper

Atlantic Copper cathode cash production cost per pound of copper is a measure intended to provide investors with information about the costs associated with our smelting operations in Spain.  Other smelting companies present this measure, although our measure may not be comparable to similarly titled measures reported by other companies.

Below is a reconciliation of our smelting and refining segment production costs reported in our consolidated financial statements to the production costs used to calculate Atlantic Copper’s cathode cash production cost per pound of copper (in thousands, except per pound amounts):

	Three Months Ended March 31,
	2004	2003
Smelting and refining segment production costs reported in FCX’s consolidated financial statements	$212,116 [a]	$208,483
Less:
Raw material purchase costs	(96,943)	(81,697)
Production costs of wire rod and wire	(28,730)	(19,174)
Production costs of anodes sold	393	(2,655)
Currency hedging	-	1,615
Other	1,116	(83)
Credits:
Gold and silver revenues	(52,758)	(81,073)
Acid and other by-product revenues	(5,764)	(4,585)
Production costs used in calculating cathode cash production cost per pound	$29,430	$20,831

Pounds of cathode produced	128,800	134,900

Cathode cash production cost per pound before hedging	$0.23 [a]	$0.15

a.

Includes $3.9 million, $0.03 per pound, for costs related to Atlantic Copper’s major maintenance turnaround.

PT Smelting Cathode Cash Production Cost Per Pound of Copper

PT Smelting cathode cash production cost per pound of copper is a measure intended to provide investors with information about the costs associated with our 25 percent-owned smelting operations in Indonesia.  Other smelting companies present this measure, although our measure may not be comparable to similarly titled measures reported by other companies.

Below is a reconciliation of the production costs used to calculate PT Smelting’s cathode cash production cost per pound of copper to our equity in PT Smelting earnings (losses) reported in our consolidated financial statements (in thousands, except per pound amounts):

	Three Months Ended March 31,
	2004	2003
Production costs – PT Smelting (100%)	$14,939	$13,267
Add: Gold and silver refining charges	1,160	1,491
Less: Acid and other by-product revenues	(2,654)	(2,015)
Production cost of anodes sold	(118)	(1,251)
Production cost used in calculating cathode cash production cost per pound	$13,327	$11,492

Pounds of cathode produced	97,000	121,000

Cathode cash production cost per pound	$0.14	$0.10

Reconciliation to Amounts Reported:
Production costs per above	$(14,939)	$(13,267)
Other costs	(180,296)	(186,295)
Revenue and other income	194,042	202,511
PT Smelting net income (loss)	(1,193)	2,949

PT Freeport Indonesia’s 25% equity interest	(298)	737
Amortization of excess investment cost	(60)	(60)
Equity in PT Smelting earnings (losses) reported in FCX’s consolidated financial statements	$(358)	$677

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

There have been no significant changes in our market risks since the year ended December 31, 2003.  For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Item 2.  Changes in Securities and Use of Proceeds.

The following table sets forth common shares we repurchased during the three month period ended March 31, 2004.

				Current Program[a]
Period	Total Shares Purchased		Average Price Paid Per Share	Shares Purchased	Shares Available for Purchase

January 1 to 31, 2004	-		$-	-	20,000,000

February 1 to 29, 2004	-		-	-	20,000,000

March 1 to 31, 2004	23,931,100	[b]	36.85	-	20,000,000

Total	23,931,100			-

a.

In October 2003, our Board of Directors approved a new open market share purchase program for up to 20 million shares, which replaced our previous program.  The program does not have an expiration date.

b.

Represents shares purchased from Rio Tinto, pursuant to our stock purchase agreement with Rio Tinto, with a portion of the proceeds from the sale of our 5½% Convertible Perpetual Preferred Stock.

Item 6.

Exhibits and Reports on Form 8-K.

(a)

The exhibits to this report are listed in the Exhibit Index beginning on Page E-1 hereof.

(b)

During the quarter for which this report is filed, the registrant filed nine Current Reports on Form 8-K reporting events under Item 5 dated January 7, 2004, January 27, 2004, January 29, 2004, February 3, 2004, two on March 22, 2004, March 25, 2004 and two on March 30, 2004, and one Current Report on Form 8-K furnishing information under Item 12 dated January 20, 2004.

Subsequent to the end of the quarter for which this report is filed and prior to the date of this filing, the registrant filed one Current Report on Form 8-K reporting events under Item 5 dated May 4, 2004, and one Current Report on Form 8-K furnishing information under Item 12 dated April 20, 2004.

FREEPORT-McMoRan COPPER & GOLD INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREEPORT-McMoRan COPPER & GOLD INC.

By:

   /s/ C. Donald Whitmire, Jr.

    C. Donald Whitmire, Jr.

Vice President and

Controller-Financial Reporting

(authorized signatory and

Principal Accounting Officer)

Date:  May 10, 2004

Freeport-McMoRan Copper & Gold Inc.

EXHIBIT INDEX

Exhibit

Number

  Description

2.1

Distribution Agreement dated as of July 5, 1995, between FTX and FCX.  Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-3 of FCX filed November 5, 2001 (the FCX

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

3.3

Amended By-Laws of FCX dated as of February 3, 2004.  Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2003 (the FCX 2003

Form 10-K).

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

4.5

Certificate of Designations of 5½% Convertible Perpetual Preferred Stock of FCX.  Incorporated by

reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated March 30, 2004 and filed

March 31, 2004.

4.6

Registration Rights Agreement dated as of March 30, 2004, by and between FCX, Merrill Lynch,

Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated.  Incorporated by

reference to Exhibit 4.16 to the Registration Statement on Form S-4 of FCX filed April 6, 2004.

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

4.8

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

4.10	Senior Indenture dated as of November 15, 1996, from FCX to The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.4 to the FCX November 5, 2001 Form S-3.

4.11

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

4.12

Indenture dated as of January 29, 2003, from FCX to The Bank of New York, as Trustee, with respect to the 10 ⅛% Senior Notes due 2010.  Incorporated by reference to Exhibit 4.1 to the Current

Report on Form 8-K of FCX dated February 6, 2003.

4.13

Indenture dated as of February 11, 2003, from FCX to The Bank of New York, as Trustee, with respect to the 7% Convertible Senior Notes due 2011.  Incorporated by reference to Exhibit 4.1 to the

Current Report on Form 8-K of FCX dated February 11, 2003 and filed February 25, 2003.

4.14

Indenture dated as of February 3, 2004, from FCX to The Bank of  New York, as Trustee, with respect to the 6 ⅞% Senior Notes due 2014.  Incorporated by reference to Exhibit 4.12 to the FCX

2003 Form 10-K.

4.15

Registration Rights Agreement dated as of February 3, 2004, by and between FCX, J.P. Morgan

Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., Banc

One Capital Markets, Inc., Hibernia Southcoast Capital, Inc., HSBC Securities (USA) Inc. and Scotia

Capital (USA) Inc. Incorporated by reference to Exhibit 4.12 to the FCX 2003 Form 10-K.

4.16

Rights Agreement dated as of May 3, 2000, between FCX and ChaseMellon Shareholder Services,

L.L.C., as Rights Agent.  Incorporated by reference to Exhibit 4.26 to the Quarterly Report on Form

10-Q of FCX for the quarter ended March 31, 2000.

4.17	Amendment No. 1 to Rights Agreement dated as of February 26, 2002, between FCX and Mellon Investor Services. Incorporated by reference to Exhibit 4.16 to the FCX 2002 First Quarter Form 10-Q.

10.1	Contract of Work dated December 30, 1991, between the Government of the Republic of Indonesia and PT Freeport Indonesia. Incorporated by reference to Exhibit 10.1 to the FCX November 5, 2001 Form S-3.

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

Form 10-K.

Executive Compensation Plans and Arrangements (Exhibits 10.9 through 10.42)

10.9

Annual Incentive Plan of FCX as amended effective February 2, 1999.  Incorporated by reference to

Exhibit 10.11 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31,

1998 (the FCX 1998 Form 10-K).

10.10	FCX Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.13 to the FCX 1998 Form 10-K.

10.11	FCX President’s Award Program. Incorporated by reference to Exhibit 10.7 to the FCX November 5, 2001 Form S-3.

10.12	FCX Adjusted Stock Award Plan. Incorporated by reference to Exhibit 10.12 to the FCX 2003 Form 10-K.

10.13	FCX 1995 Stock Option Plan. Incorporated by reference to Exhibit 10.13 to the FCX 2003 Form 10-K.

10.14	FCX 1995 Stock Option Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.14 to the FCX 2003 Form 10-K.

10.15	FCX 1999 Stock Incentive Plan. Incorporated by reference to Exhibit 10.15 to the FCX 2003 Form 10-K.

10.16	FCX 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.19 to the Annual Report of FCX on Form 10-K for the year ended December 31, 1999 (the FCX 1999 Form 10-K).

10.17

FCX Stock Appreciation Rights Plan dated May 2, 2000.  Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2001 (the FCX 2001

Second Quarter Form 10-Q).

10.18	FCX 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.18 to the FCX 2003 Form 10-K.

10.19	Amended Financial Counseling and Tax Return Preparation and Certification Program of FCX. Incorporated by reference to Exhibit 10.18 to the FCX 2003 First Quarter Form 10-Q.

10.20	FM Services Company Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.19 to the FCX 1998 Form 10-K.

10.21	Amended FM Services Company Financial Counseling and Tax Return Preparation and Certification Program. Incorporated by reference to Exhibit 10.20 to the FCX 2003 First Quarter Form 10-Q.

10.22	Consulting Agreement dated as of December 22, 1988, between FTX and Kissinger Associates, Inc. (Kissinger Associates). Incorporated by reference to Exhibit 10.21 to the FCX 1997 Form 10-K.

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

10.30	Letter Agreement dated November 1, 1999, between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.33 to the FCX 1999 Form 10-K.

10.31	Supplemental Letter Agreement dated July 14, 2003, between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.30 to the FCX 2003 Second Quarter Form 10-Q.

10.32	Executive Employment Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.35 to the FCX 2001 Second Quarter Form 10-Q.

10.33	Executive Employment Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.36 to the FCX 2001 Second Quarter Form 10-Q.

10.34	Change of Control Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.37 to the FCX 2001 Second Quarter Form 10-Q.

10.35	Change of Control Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.38 to the FCX 2001 Second Quarter Form 10-Q.

10.36	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.36 to the FCX 2003 Form 10-K.

10.37	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.37 to the FCX 2003 Form 10-K.

10.38	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.38 to the FCX 2003 Form 10-K.

10.39	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.39 to the FCX 2003 Form 10-K.

10.40	Change of Control Agreement dated February 3, 2004, between FCX and Michael J. Arnold. Incorporated by reference to Exhibit 10.40 to the FCX 2003 Form 10-K.

10.41	Change of Control Agreement dated February 3, 2004, between FCX and Mark J. Johnson. Incorporated by reference to Exhibit 10.41 to the FCX 2003 Form 10-K.

10.42	Change of Control Agreement dated February 3, 2004, between FCX and Kathleen L. Quirk. Incorporated by reference to Exhibit 10.42 to the FCX 2003 Form 10-K.

15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.