Form 10-Q
period 2004-06-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2004-08-06
CIK 831259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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

On June 30, 2004, there were issued and outstanding 173,770,485 shares of the registrant’s Class B Common Stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

FREEPORT-McMoRan COPPER & GOLD INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2004	2003
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$299,752	$463,652
Restricted cash and investments	2,756	34,964
Accounts receivable	240,887	196,440
Inventories	417,147	397,027
Current taxes, prepaid expenses and other	73,152	8,050
Total current assets	1,033,694	1,100,133
Property, plant, equipment and development costs, net	3,285,880	3,261,697
Deferred mining costs	200,342	142,635
Other assets	151,175	155,722
Investment in PT Smelting	54,423	58,179
Total assets	$4,725,514	$4,718,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$262,078	$311,948
Current portion of long-term debt and short-term borrowings	76,939	152,396
Accrued interest payable	49,021	49,276
Unearned customer receipts	35,260	35,335
Rio Tinto share of joint venture cash flows	11,888	39,693
Accrued income taxes	2,605	43,134
Total current liabilities	437,791	631,782
Long-term debt, less current portion:
Senior notes	911,336	571,041
Convertible senior notes	641,543	867,604
Redeemable preferred stock	192,381	192,381
PT Puncakjaya Power bank debt	161,643	187,008
Equipment and other loans	69,119	104,172
Atlantic Copper debt	58,004	153,728
Total long-term debt, less current portion	2,034,026	2,075,934
Accrued postretirement benefits and other liabilities	160,034	161,859
Deferred income taxes	954,667	885,248
Minority interests	190,633	187,559
Stockholders' equity	948,363	775,984
Total liabilities and stockholders' equity	$4,725,514	$4,718,366

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Amounts)
Revenues	$486,334	$609,455	$846,519	$1,134,051
Cost of sales:
Production and delivery	371,679	277,408	647,291	524,878
Depreciation and amortization	42,590	68,283	68,000	136,071
Total cost of sales	414,269	345,691	715,291	660,949
Exploration expenses	2,787	1,827	5,014	3,331
General and administrative expenses	22,576	20,711	38,136	37,219
Total costs and expenses	439,632	368,229	758,441	701,499
Operating income	46,702	241,226	88,078	432,552
Equity in PT Smelting earnings (losses)	(2,548)	2,270	(2,906)	2,947
Interest expense, net	(39,339)	(55,478)	(72,729)	(107,987)
Gains (losses) on early extinguishment and conversion of debt	643	(6,579)	(14,000)	(6,579)
Other income (expense), net	(368)	(2,328)	3,174	(3,947)
Income before income taxes and minority interests	5,090	179,111	1,617	316,986
Provision for income taxes	(38,210)	(97,908)	(56,551)	(175,122)
Minority interests in net income of consolidated subsidiaries	(5,118)	(14,259)	(2,687)	(25,170)
Net income (loss) before cumulative effect of change in accounting principle	(38,238)	66,944	(57,621)	116,694
Cumulative effect of change in accounting principle, net	-	-	-	9,082
Net income (loss)	(38,238)	66,944	(57,621)	125,776
Preferred dividends	(15,073)	(9,572)	(15,241)	(19,159)
Net income (loss) applicable to common stock	$(53,311)	$57,372	$(72,862)	$106,617

Net income (loss) per share of common stock:
Basic:
Before cumulative effect	$(0.30)	$0.39	$(0.39)	$0.67
Cumulative effect	-	-	-	0.06
Net income (loss) per share of common stock	$(0.30)	$0.39	$(0.39)	$0.73
Diluted:
Before cumulative effect	$(0.30)	$0.37	$(0.39)	$0.64
Cumulative effect	-	-	-	0.05
Net income (loss) per share of common stock	$(0.30)	$0.37	$(0.39)	$0.69

Average common shares outstanding:
Basic	175,202	145,907	186,570	145,574
Diluted	175,202	190,990	186,570	190,122

Dividends paid per common share	$0.20	$0.09	$0.40	$0.09

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In Thousands)
Cash flow from operating activities:
Net income (loss)	$(57,621)	$125,776
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	68,000	136,071
Cumulative effect of change in accounting principle	-	(9,082)
Losses on early extinguishment and conversion of debt	14,000	6,579
Deferred income taxes	69,564	37,451
Equity in PT Smelting losses (earnings)	2,906	(2,947)
Minority interests’ share of net income	2,687	25,170
Increase in deferred mining costs	(57,707)	(21,652)
Amortization of deferred financing costs	4,460	9,571
Currency translation loss (gain)	(1,847)	6,277
Elimination of profit on PT Freeport Indonesia sales to PT Smelting	1,956	4,422
Provision for inventory obsolescence	4,025	3,000
Other	5,986	8,176
(Increases) decreases in working capital:
Accounts receivable	(47,949)	(47,524)
Inventories	(33,007)	(11,309)
Current taxes, prepaid expenses and other	(63,766)	(4,844)
Accounts payable and accrued liabilities	(28,286)	19,448
Rio Tinto share of joint venture cash flows	(30,484)	2,718
Accrued income taxes	(41,868)	(3,234)
Increase in working capital	(245,360)	(44,745)
Net cash provided by (used in) operating activities	(188,951)	284,067
Cash flow from investing activities:
PT Freeport Indonesia capital expenditures	(59,583)	(58,565)
Atlantic Copper capital expenditures	(15,257)	(3,623)
Sale of restricted investments	19,346	23,645
Decrease in Atlantic Copper restricted cash	11,000	-
Investment in PT Smelting	(1,106)	-
Other	(113)	1,890
Net cash used in investing activities	(45,713)	(36,653)
Cash flow from financing activities:
Net proceeds from sales of senior notes	344,354	1,046,437
Proceeds from other debt	57,708	47,400
Repayments of debt	(337,184)	(593,742)
Net proceeds from sale of convertible perpetual preferred stock	1,067,000	-
Purchase of shares of common stock from Rio Tinto	(881,868)	-
Purchases of FCX common shares	(99,477)	-
Redemption of preferred stock	(1,110)	-
Cash dividends paid:
Common stock	(74,655)	(13,090)
Preferred stock	(5,219)	(19,066)
Minority interests	(929)	-
Net proceeds from exercised stock options	4,030	20,475
Bank credit facilities fees and other	(1,886)	(3,304)
Net cash provided by financing activities	70,764	485,110
Net increase (decrease) in cash and cash equivalents	(163,900)	732,524
Cash and cash equivalents at beginning of year	463,652	7,836
Cash and cash equivalents at end of period	$299,752	$740,360

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

EARNINGS PER SHARE

Freeport-McMoRan Copper & Gold Inc.’s (FCX) basic net income (loss) per share of common stock was calculated by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding during the period.  The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) before preferred dividends and cumulative effect of change in accounting principle	$(38,238)	$66,944	$(57,621)	$116,694
Preferred dividends	(15,073)	(9,572)	(15,241)	(19,159)
Net income (loss) before cumulative effect	(53,311)	57,372	(72,862)	97,535
Cumulative effect of change in accounting principle	-	-	-	9,082
Net income (loss) applicable to common stock	(53,311)	57,372	(72,862)	106,617
Plus income impact of assumed conversion of 8¼% Convertible Senior Notes, after taxes	-	12,688	-	25,341
Diluted net income (loss) applicable to common stock	$(53,311)	$70,060	$(72,862)	$131,958

Weighted average common shares outstanding	175,202	145,907	186,570	145,574
Add: Shares issuable upon conversion of 8¼% Convertible Senior Notes	-	42,220	-	42,220
Dilutive stock options	-	2,664	-	2,120
Restricted stock	-	199	-	208
Weighted average common shares outstanding for purposes of calculating diluted net income (loss) per share	175,202	190,990	186,570	190,122

Diluted net income (loss) per share of common stock:
Before cumulative effect	$(0.30)	$0.37	$(0.39)	$0.64
Cumulative effect	-	-	-	0.05
Net income (loss) per share of common stock	$(0.30)	$0.37	$(0.39)	$0.69

Stock options representing 2.7 million shares in the second quarter of 2004 and 3.0 million shares in the 2004 six-month period and unvested restricted stock representing 0.5 million shares in the second quarter of 2004 and 0.4 million shares in the 2004 six-month period, that otherwise would have been included in the 2004 periods’ earnings per share calculations, were excluded because of the net loss reported for the periods.

Outstanding stock options with exercise prices greater than the average market price of the common stock during the period are excluded from the computation of diluted net income per share of common stock.  In addition, FCX’s convertible preferred stock and convertible senior notes are excluded for the 2004 periods because of the net loss during the periods and certain of these instruments are excluded for the 2003 periods because including the conversion of these instruments would have increased reported diluted net income per share.  A recap of the excluded amounts follows (in thousands, except exercise prices):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003		2004	2003
Weighted average outstanding options	2,346	2,285		-	2,759
Weighted average exercise price	$36.13	$32.79		-	$30.61

Interest on 7% Convertible Senior Notes, net of taxes[a]	$10,357	$10,354		$20,715	$16,160
Weighted average shares issuable upon conversion[a]	18,625	18,625		18,625	14,406

Interest on 8¼% Convertible Senior Notes, net of taxes[b]	$1,399	-	[c]	$3,363	-	[c]
Weighted average shares issuable upon conversion	4,653	-	[c]	5,464	-	[c]

Dividends on 5½% Convertible Perpetual Preferred Stock[b]	$15,125	-	$15,293	-
Weighted average shares issuable upon conversion	20,682	-	10,563	-

Dividends on Step-Up Convertible Preferred Stock	-	$6,125	-	$12,250
Weighted average shares issuable upon conversion	-	11,690	-	11,690

a.

FCX’s 7% Convertible Senior Notes were issued on February 11, 2003, and are convertible into 18.6 million shares of common stock.

b.

See Note 3 for a discussion of these securities.

c.

Included in diluted calculation.

Stock-Based Compensation Plans.  FCX has four stock-based employee compensation plans and one stock-based director compensation plan, which are more fully described in Note 6 of FCX’s 2003 Annual Report on Form 10-K.  In May 2004, FCX’s shareholders approved the “2004 Director Compensation Plan” (the 2004 Plan).  The 2004 Plan authorizes awards of options and restricted stock relating to up to 1.0 million shares and the one-time grant of 66,882 stock appreciation rights.  During the second quarter, FCX granted 202,017 stock options, 20,000 restricted shares and 66,882 stock appreciation rights under the 2004 Plan.  Annual stock option and restricted stock grants vest under the 2004 Plan in 25 percent annual increments beginning one year from the date of grant.  FCX accounts for options issued under all of its plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation cost for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. Because all the plans require that the employee pay at least the market price on the date of grant, FCX recognizes no compensation expense on the grant or exercise of its options.  The following table illustrates the effect on net income and earnings per share if FCX had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which requires compensation cost for all stock-based employee compensation plans to be recognized based on a fair value method (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) applicable to common stock, as reported	$(53,311)	$57,372	$(72,862)	$106,617
Add: Stock-based employee compensation expense included in reported net income (loss) for stock option conversions, stock appreciation rights and restricted stock units, net of taxes and minority interests	(16)	1,424	374	2,047
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of taxes and minority interests	(1,041)	(2,484)	(2,583)	(4,449)
Pro forma net income (loss) applicable to common stock	$(54,368)	$56,312	$(75,071)	$104,215

Earnings per share:
Basic – as reported	$(0.30)	$0.39	$(0.39)	$0.73
Basic – pro forma	$(0.31)	$0.39	$(0.40)	$0.72

Diluted – as reported	$(0.30)	$0.37	$(0.39)	$0.69
Diluted – pro forma	$(0.31)	$0.35	$(0.40)	$0.66

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes option pricing model.  No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied.  The following table summarizes the calculated average fair values and weighted average assumptions used to determine the fair value of FCX’s stock option grants under SFAS No. 123 during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Fair value per stock option	$13.73	-	$15.00	$10.04
Risk-free interest rate	4.3%	-	3.7%	3.7%
Expected volatility rate	48%	-	49%	47%
Expected life of options (in years)	6	-	6	7
Assumed annual dividend	$0.80	-	$0.80	-

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

	Mining and Exploration		Smelting and Refining	Eliminations and Other	FCX Total
	(In Thousands)
Three months ended June 30, 2004:
Revenues	$330,841	[a]	$171,736	$(16,243)	$486,334
Production and delivery	175,243		201,542	(5,106)[b]	371,679
Depreciation and amortization	33,417		7,028	2,145	42,590
Exploration expenses	2,679		-	108	2,787
General and administrative expenses	16,339	[c]	3,114	3,123 [c]	22,576
Operating income (loss)	$103,163		$(39,948)	$(16,513)	$46,702
Equity in PT Smelting losses	$-		$2,548	$-	$2,548
Interest expense, net	$5,494		$2,919	$30,926	$39,339
Provision for income taxes	$37,522		$-	$688	$38,210
Capital expenditures	$34,002		$6,491	$6	$40,499
Total assets	$3,561,840	[d]	$681,039 [e]	$482,635	$4,725,514

Three months ended June 30, 2003:
Revenues	$524,613	[a]	$210,681	$(125,839)	$609,455
Production and delivery	163,728		204,944	(91,264)[b]	277,408
Depreciation and amortization	57,700		7,046	3,537	68,283
Exploration expenses	1,790		-	37	1,827
General and administrative expenses	22,404	[c]	2,761	(4,454)[c]	20,711
Operating income (loss)	$278,991		$(4,070)	$(33,695)	$241,226
Equity in PT Smelting earnings	$-		$2,270	$-	$2,270
Interest expense, net	$14,520		$4,222	$36,736	$55,478
Provision for income taxes	$96,912		$-	$996	$97,908
Capital expenditures	$29,466		$2,489	$151	$32,106
Total assets	$3,615,896	[d]	$705,340 [e]	$628,319	$4,949,555

Six months ended June 30, 2004:
Revenues	$518,025	[a]	$382,953	$(54,459)	$846,519
Production and delivery	326,515		413,658	(92,882)[b]	647,291
Depreciation and amortization	50,603		14,095	3,302	68,000
Exploration expenses	4,868		-	146	5,014
General and administrative expenses	93,351	[c]	6,096	(61,311)[c]	38,136
Operating income (loss)	$42,688		$(50,896)	$96,286	$88,078
Equity in PT Smelting losses	$-		$2,906	$-	$2,906
Interest expense, net	$11,213		$6,771	$54,745	$72,729
Provision for income taxes	$17,943		$-	$38,608	$56,551
Capital expenditures	$59,703		$15,257	$(120)	$74,840

Six months ended June 30, 2003:
Revenues	$954,724	[a]	$429,076	$(249,749)	$1,134,051
Production and delivery	324,066		413,427	(212,615)[b]	524,878
Depreciation and amortization	114,932		14,091	7,048	136,071
Exploration expenses	3,264		-	67	3,331
General and administrative expenses	38,826	[c]	5,188	(6,795)[c]	37,219
Operating income (loss)	$473,636		$(3,630)	$(37,454)	$432,552
Equity in PT Smelting earnings	$-		$2,947	$-	$2,947
Interest expense, net	$29,872		$8,200	$69,915	$107,987
Provision for income taxes	$164,259		$-	$10,863	$175,122
Capital expenditures	$58,337		$3,623	$228	$62,188

a.

Includes PT Freeport Indonesia’s sales to PT Smelting totaling $166.2 million in the 2004 quarter, $154.6 million in the 2003 quarter, $293.2 million in the 2004 six-month period and $275.9 million in the 2003 six-month period.

b.

Includes deferrals of intercompany profits on 25 percent of PT Freeport Indonesia’s sales to PT Smelting, for which the final sale has not occurred, totaling $10.3 million in the 2004 quarter, $6.5 million in the 2003 quarter, $2.0 million in the 2004 six-month period and $4.4 million in the 2003 six-month period.

c.

Includes charges to the mining and exploration segment for FCX stock option exercises which are eliminated in consolidation totaling $2.2 million in the 2004 quarter, $6.8 million in the 2003 quarter, $66.8 million in the 2004 six-month period and $11.2 million in the 2003 six-month period.

d.

Includes PT Freeport Indonesia’s trade receivables with PT Smelting totaling $71.8 million at June 30, 2004, and $49.5 million at June 30, 2003.

e.

Includes PT Freeport Indonesia’s equity investment in PT Smelting totaling $54.4 million at June 30, 2004, and $43.1 million at June 30, 2003.

3.

DEBT AND EQUITY TRANSACTIONS

During the first quarter of 2004, FCX completed a tender offer and privately negotiated transactions for a portion of its remaining 8¼% Convertible Senior Notes due 2006 resulting in the early conversion of $226.1 million of notes into 15.8 million shares of FCX common stock.  FCX recorded a $10.9 million charge to losses on early extinguishment and conversion of debt in the first quarter of 2004 in connection with these conversions.  The $10.9 million charge included $6.4 million of previously accrued interest costs that were reversed, resulting in an equivalent reduction to interest expense.  Of the $603.8 million of these notes issued in 2001, a total of $537.3 million had been converted to equity as of June 30, 2004.  In June 2004, the remaining $66.5 million of notes were called for redemption on July 31, 2004.  During July, all $66.5 million of the notes were converted into 4.7 million shares of FCX common stock.

On February 3, 2004, FCX sold $350 million of 6⅞% Senior Notes due 2014 for net proceeds of $344.4 million.  FCX used a portion of the proceeds from the sale of the 6⅞% Senior Notes to repay $162.4 million of Atlantic Copper borrowings and to refinance certain other FCX 2004 debt maturities.  Atlantic Copper recorded a $3.7 million charge for losses on early extinguishment of debt.  Interest on the notes is payable semiannually on February 1 and August 1 of each year, beginning August 1, 2004.  FCX may redeem some or all of the notes at its option at a make-whole redemption price prior to February 1, 2009, and afterwards at stated redemption prices.  The indenture governing the notes contains certain restrictions, including restrictions on incurring debt, creating liens, selling assets, entering into certain transactions with affiliates, paying cash dividends on common stock, repurchasing or redeeming common or preferred equity, prepaying subordinated debt and making investments.  During the second quarter of 2004, FCX purchased in the open market $9.7 million of the 6⅞% Senior Notes for $8.8 million, which including deferred financing costs resulted in a gain of $0.8 million recorded as a reduction to losses on early extinguishment and conversion of debt.

On March 30, 2004, FCX sold 1.1 million shares of 5½% Convertible Perpetual Preferred Stock for $1.1 billion, with net proceeds totaling $1.067 billion.  Each share of preferred stock is initially convertible into 18.8019 shares of FCX common stock, equivalent to a conversion price of approximately $53.19 per common share.  The conversion rate is adjustable upon the occurrence of certain events, including an increase in FCX’s common stock dividend rate above the current annual rate of $0.80 per share.  Beginning March 30, 2009, FCX may redeem shares of the preferred stock by paying cash, FCX common stock or any combination thereof for $1,000 per share plus unpaid dividends, but only if FCX’s common stock price has exceeded 130 percent of the conversion price for at least 20 trading days within a period of 30 consecutive trading days immediately preceding the notice of redemption.  FCX used a portion of the proceeds from the sale to purchase 23.9 million shares of FCX common stock owned by Rio Tinto for $881.9 million (approximately $36.85 per share) and used the remainder for general corporate purposes.

During the second quarter of 2004, FCX purchased 3.4 million shares of its common stock for $99.5 million ($29.39 per share average) under its 20-million-share repurchase program and 16.6 million shares remain available.

4.

EMPLOYEE BENEFITS

The components of net periodic pension benefit cost (credit) for the second quarters of 2004 and 2003 follow (in thousands):

	FCX			PT Freeport Indonesia		Atlantic Copper
	2004		2003	2004	2003	2004	2003
Service cost	$213		$-	$821	$834	$-	$-
Interest cost	610		245	824	888	1,248	1,237
Expected return on plan assets	253		(317)	(448)	(485)	-	-
Amortization of prior service cost	944		-	237	252	-	-
Amortization of net actuarial loss	-		-	70	160	219	210
Net periodic benefit cost (credit)	$2,020	[a]	$(72)	$1,504	$1,649	$1,467	$1,447

The components of net periodic pension benefit cost (credit) for the six months ended June 30, 2004 and 2003 follow (in thousands):

	FCX			PT Freeport Indonesia		Atlantic Copper
	2004		2003	2004	2003	2004	2003
Service cost	$284		$-	$1,702	$1,479	$-	$-
Interest cost	993		594	1,707	1,589	2,543	2,405
Expected return on plan assets	(69)		(898)	(928)	(919)	-	-
Amortization of prior service cost	1,888		-	491	391	-	-
Amortization of net actuarial loss	-		-	146	193	449	431
Net periodic benefit cost (credit)	$3,096	[a]	$(304)	$3,118	$2,733	$2,992	$2,836

a.

Includes $1.5 million in the second quarter and $2.6 million in the six month period for the new SERP benefit plan discussed below.

In February 2004, FCX established a Supplemental Executive Retirement Plan (SERP) for its two most senior executive officers.  The SERP provides for retirement benefits payable in the form of a joint and survivor annuity or an equivalent lump sum.  The annuity will equal a percentage of the executive’s highest average compensation for any consecutive three-year period during the five years immediately preceding the earlier of the executive’s retirement or completion of 25 years of credited service.  The SERP benefit will be reduced by the value of all benefits due under FCX’s cash-balance pension plan and all other benefit plans sponsored by FCX or any other predecessor employer. Unrecognized prior service cost at inception of the SERP totaled $18.9 million and is being amortized over the five-year term of the executive officers’ current employment agreements.

5.

INTEREST COST

Interest expense excludes capitalized interest of $0.7 million in the second quarter of 2004, $0.8 million in the second quarter of 2003, $1.1 million in the first six months of 2004 and $1.5 million in the first six months of 2003.

6.   COMPREHENSIVE INCOME

A summary of FCX’s comprehensive income is shown below (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(38,238)	$66,944	$(57,621)	$125,776
Other comprehensive income (loss):
Change in unrealized derivatives’ fair value, net of taxes of $0.1 million for the 2004 periods	32	2,250	(114)	4,660
Reclass to earnings, with no tax effect	476	(1,982)	982	(3,006)
Total comprehensive income (loss)	$(37,730)	$67,212	$(56,753)	$127,430

7.

RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges for the first six months of 2004 and 2003 was 1.0 to 1 and 3.8 to 1, respectively.  For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges.  Fixed charges include interest and that portion of rent deemed representative of interest.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Freeport-McMoRan Copper & Gold Inc.:

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware Corporation) and subsidiaries as of June 30, 2004, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2003, and the related consolidated statements of income, stockholder’s equity, and cash flows for the year then ended not presented herein, and in our report dated January 28, 2004, which included an explanatory paragraph for changes in accounting principles, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

New Orleans, Louisiana

July 21, 2004

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

We operate through our majority-owned subsidiaries, PT Freeport Indonesia and PT Puncakjaya Power (Puncakjaya Power), and through Atlantic Copper, S.A. (Atlantic Copper) and PT Irja Eastern Minerals (Eastern Minerals), our principal wholly owned subsidiaries.  PT Freeport Indonesia, our principal operating subsidiary, conducts exploration, mining and production activities in a 24,700-acre area called Block A located in Papua, Indonesia.  PT Freeport Indonesia also conducts exploration activities (which are currently suspended) in an approximate 500,000-acre area called Block B in Papua.  Puncakjaya Power’s sole business is to supply power to PT Freeport Indonesia’s operations.  Our principal asset is the Grasberg mine located in Block A, which contains the largest single gold reserve and one of the largest copper reserves of any mine in the world.

Atlantic Copper’s operations are in Spain and involve the smelting and refining of copper concentrates and the marketing of refined copper products and precious metals in slimes.  PT Freeport Indonesia owns a 25 percent interest in PT Smelting, an Indonesian company which operates a copper smelter and refinery in Gresik, Indonesia. Eastern Minerals conducts mineral exploration activities (which are also currently suspended) in Papua, Indonesia.

We own approximately 90.64 percent of PT Freeport Indonesia, of which 9.36 percent is owned through our wholly owned subsidiary, PT Indocopper Investama.  The Government of Indonesia owns the remaining approximate 9.36 percent of PT Freeport Indonesia.  We received a request from the Indonesian Department of Energy and Mineral Resources to offer to sell to Indonesian Nationals shares in PT Indocopper Investama at fair market value.  In response to this request and in view of the potential benefits of having additional Indonesian ownership in our project, we have agreed to consider a potential sale of an interest in PT Indocopper Investama at fair market value.  Neither our Contract of Work with the Indonesian Government nor Indonesian law requires us to divest any portion of our ownership interest in PT Freeport Indonesia or PT Indocopper Investama.

Outlook

Our copper and gold sales volumes have averaged 1.4 billion pounds of copper and 2.35 million ounces of gold annually over the 1999 to 2003 period.  Average annual sales volumes over the next five years (2004 to 2008) are expected to approximate 1.3 billion pounds of copper and 2.2 million ounces of gold. Based on these estimates and copper prices at approximately $1.30 per pound, the impact on our annual cash flow for each $0.10 per pound change in copper prices would approximate $60 to $65 million, including the effects of price changes on royalty costs and treatment charges, and for each $25 per ounce change in gold prices would approximate $28 million.

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

As previously reported, a portion of the higher grade ore previously forecast to be mined in 2004 has been deferred to future periods, resulting in plans to produce significant volumes of copper and gold in the last half of 2004 and in 2005.  Compared to the first half of 2004, ore grades are expected to be higher for the remainder of 2004 and 2005 resulting in increased metal production in those periods.

Annual sales are expected to approximate 1.0 billion pounds of copper and 1.5 million ounces of gold in 2004, and 1.5 billion pounds of copper and 2.9 million ounces of gold in 2005.  Consolidated operating cash flows for 2004 are expected to be adversely affected by the significant volume of PT Freeport Indonesia’s metal sales in the fourth quarter and Atlantic Copper’s operating results (see “Smelting and Refining”).  Consolidated operating cash flows in 2005 are expected to benefit from the projected increase in PT Freeport Indonesia’s metal sales.

Copper and Gold Markets

The graph above illustrates copper prices and estimated available world copper inventories through July 31, 2004.  Copper stocks at the London Metal Exchange (LME) and New York Commodity Exchange (COMEX) declined sharply in 2003 and in 2004.  The outlook for copper demand improved during the first quarter of 2004 with continued strong demand from China and emerging signs of increased manufacturing activity around the world and copper prices rose sharply following large increases in late 2003.  During the second quarter of 2004, steps taken by the Chinese government to slow growth in the Chinese economy, the expectations for increased U.S. interest rates, the resulting impact on foreign exchange rates particularly with respect to the U.S. dollar and euro exchange rate, and investor sentiment about commodity prices caused copper prices to be volatile.  Copper prices ranged from $1.16 to $1.44 per pound and averaged $1.26 per pound in the second quarter of 2004.  Favorable supply and demand fundamentals and continued declines in world copper inventories have resulted in higher copper prices, which closed at $1.31 per pound on the LME on August 5, 2004.  The outlook for copper markets remains positive and many industry analysts are forecasting a market deficit in the next two years and average prices of over $1.00 per pound.

The positive environment for gold continued in the second quarter with gold prices ranging from $374 to $427 per ounce, supported by ongoing geo-political strife and terrorist fears, a weak U.S. dollar and large U.S. deficits, and actions by gold producers to reduce hedge positions.  Gold prices averaged $393 per ounce in the second quarter of 2004 and the current view of gold prices expressed by many market analysts remains positive.  Movements in gold prices have closely followed movements in the U.S. dollar against other currencies.  The London gold price closed at approximately $391 per ounce on August 5, 2004.

World metal prices for copper and gold have historically fluctuated widely and are affected by numerous factors beyond our control as described further in our Form 10-K for the year ended December 31, 2003.  Accordingly, we make no predictions regarding future prices.

CONSOLIDATED RESULTS

Summary comparative results for the second-quarter and six-month periods follow (in millions, except per share amounts):

	Second Quarter		Six Months
	2004	2003	2004	2003
Revenues	$486.3	$609.5	$846.5	$1,134.1
Operating income	46.7	241.2	88.1	432.6
Net income (loss) applicable to common stock before cumulative effect adjustment	(53.3)	57.4	(72.9)	97.5
Net income (loss) applicable to common stock	(53.3)	57.4	(72.9)	106.6
Diluted net income (loss) per share of common stock:
Before cumulative effect adjustment	(0.30)	0.37	(0.39)	0.64
Applicable to common stock	(0.30)	0.37	(0.39)	0.69

Consolidated revenues include PT Freeport Indonesia’s sale of copper concentrates, which also contain significant amounts of gold and silver, and the sale by Atlantic Copper of copper anodes, cathodes, wire and wire rod, and gold in anodes and slimes.  Consolidated revenues and net income vary significantly with fluctuations in the market prices of copper and gold and other factors.  Based on PT Freeport Indonesia’s projected share of 2004 copper sales (1.0 billion pounds) and assuming an average price of $1.30 per pound of copper, a $0.01 per pound change in the average price realized would have an approximate $9 million impact on our revenues and an approximate $5 million impact on our net income.  A $5 per ounce change in the average price realized on PT Freeport Indonesia’s share of projected 2004 gold sales (1.5 million ounces) would have an approximate $7 million impact on our revenues and an approximate $4 million impact on our net income.

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

Consolidated revenues for the second quarter and first six months of 2004 reflect substantially lower copper and gold revenues at PT Freeport Indonesia and at Atlantic Copper, compared with the same periods in 2003.  PT Freeport Indonesia’s revenues were adversely affected by lower ore grades and reduced mill throughput as PT Freeport Indonesia completed its efforts to restore safe access to the higher-grade ore areas in its Grasberg open-pit mine following the fourth-quarter 2003 slippage and debris flow events (see “Mining and Exploration – PT Freeport Indonesia Operating Results”).  Atlantic Copper’s revenues were adversely affected by its scheduled major maintenance turnaround (see “Smelting and Refining – Atlantic Copper Operating Results”).  PT Freeport Indonesia resumed mining activities in high grade ore areas in April 2004 and normal milling operations in June 2004.

Second-quarter 2004 consolidated revenues included net reductions of $5.6 million ($2.9 million to net income or $0.02 per share) primarily for final pricing of concentrates sold in prior quarters, compared with $0.6 million ($0.3 million to net income or less than $0.01 per share) to second-quarter 2003 revenues.  Six-month 2004 consolidated revenues included net additions of $7.2 million ($3.7 million to net income or $0.02 per share) compared with $11.0 million ($5.7 million to net income or $0.03 per share), primarily for final pricing of concentrates sold in prior years.

Consolidated production and delivery costs for the 2004 periods were higher than the 2003 periods primarily because of the largely fixed nature of PT Freeport Indonesia’s cost structure and the lower level of sales from PT Freeport Indonesia to Atlantic Copper in the 2004 periods. Consolidated depreciation and amortization expense decreased to $42.6 million in the second quarter of 2004 and $68.0 million in the first six months of 2004 compared with $68.3 million and $136.1 million, respectively, in the 2003 periods, primarily because of lower sales volumes at PT Freeport Indonesia.  Exploration expenses increased to $2.8 million in the second quarter of 2004 and $5.0 million in the first six months of 2004, from $1.8 million and $3.3 million, respectively, in the 2003 periods, reflecting increased drilling in Block A during 2004.  General and administrative expenses increased to $22.6 million in the second quarter of 2004 and $38.1 million in the first six months of 2004 from $20.7 million and $37.2 million, respectively, in the 2003 periods (see “Other Financial Results”).

Net interest expense decreased to $39.3 million in the second quarter of 2004 from $55.5 million in the second quarter of 2003, and to $72.7 million in the first six months of 2004 from $108.0 million in the first six months of 2003 primarily because we reduced average debt levels, including through the early conversions of our 8¼% Convertible Senior Notes into common stock (see Note 3 and “Capital Resources and Liquidity – Financing Activities”).  First-quarter 2004 conversions of 8¼% Convertible Senior Notes also resulted in a $6.4 million reduction of interest expense for previously accrued amounts that were reclassified as losses on early extinguishment and conversion of debt.

Other income (expense) includes the impact of translating into U.S. dollars Atlantic Copper’s net euro-denominated liabilities, primarily its retiree pension obligations.  Changes in the $/€ exchange rate require us to adjust the dollar value of net euro-denominated liabilities and record the adjustment in earnings.  The exchange rate was $1.26 per euro at December 31, 2003, and $1.22 per euro at March 31, 2004 and June 30, 2004.  Exchange rate effects on our net income from euro-denominated liabilities were gains (losses) of $(0.2) million in the second quarter of 2004, $(3.8) million in the second quarter of 2003, $1.8 million in the first six months of 2004 and $(6.3) million in the first six months of 2003.

PT Freeport Indonesia’s Contract of Work provides for a 35 percent corporate income tax rate.  PT Indocopper Investama (100 percent owned by FCX) will pay a 30 percent corporate income tax on dividends it receives from its 9.36 percent ownership in PT Freeport Indonesia.  In addition, the tax treaty between Indonesia and the United States provides for a withholding tax rate of 10 percent on dividends and interest that PT Freeport Indonesia and PT Indocopper Investama pay to our parent company.  We also incur a U.S. alternative minimum tax at a rate of two percent based primarily on consolidated income, net of smelting and refining results.  We currently record no income taxes at Atlantic Copper, which is subject to taxation in Spain, because it has not generated significant taxable income in recent years and has substantial tax loss carryforwards for which we have provided no financial statement benefit.  We receive no consolidated tax benefit from these losses because they cannot be used to offset PT Freeport Indonesia’s profits in Indonesia.

Parent company costs consist primarily of interest, depreciation and amortization, and general and administrative expenses.  We receive minimal tax benefit from these costs, including interest expense, primarily because our parent company generates no taxable income from U.S. sources.  As a result, our provision for income taxes as a percentage of our consolidated income before income taxes and minority interests will vary as PT Freeport Indonesia’s income changes absent changes in Atlantic Copper and parent company costs. Summaries of the approximate significant components of the calculation of our consolidated provision for income taxes are shown below (in thousands, except percentages).

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Mining and exploration segment operating income[a]	$105,399	$285,796	$109,531	$484,871
Mining and exploration segment interest expense, net	(5,494)	(14,520)	(11,213)	(29,872)
Intercompany operating profit recognized (deferred)	(9,561)	(33,877)	38,619	(35,885)
Income before taxes	90,344	237,399	136,937	419,114
Indonesian corporate income tax rate (35%) plus U.S. alternative minimum tax rate (2%)	37%	37%	37%	37%
Corporate income taxes	33,427	87,838	50,667	155,072

Approximate PT Freeport Indonesia net income	56,917	149,561	86,270	264,042
Withholding tax on FCX’s equity share	9.064%	9.064%	9.064%	9.064%
Withholding taxes	5,159	13,556	7,820	23,933

Tax refund	-	-	(2,182)	-
Other	(376)	(3,486)	246	(3,883)

FCX consolidated provision for income taxes	$38,210	$97,908	$56,551	$175,122

FCX consolidated effective tax rate	(b)	55%	(b)	55%

a.

Excludes charges for FCX stock option exercises which are eliminated in consolidation totaling $2.2 million in the 2004 quarter, $6.8 million in the 2003 quarter, $66.8 million in the 2004 six-month period and $11.2 million in the 2003 six-month period.

b.

Rates are not meaningful for the 2004 periods because of the small amounts of consolidated income before taxes and minority interests.

RESULTS OF OPERATIONS

We have two operating segments:  “mining and exploration” and “smelting and refining.”  The mining and exploration segment consists of FCX’s Indonesian activities including PT Freeport Indonesia’s copper and gold mining operations, Puncakjaya Power’s power generating operations (after eliminations with PT Freeport Indonesia) and FCX’s Indonesian exploration activities.  The smelting and refining segment includes Atlantic Copper’s operations in Spain and PT Freeport Indonesia’s equity investment in PT Smelting.  Summary comparative operating income (loss) by segment follows (in millions):

	Second Quarter		Six Months
	2004	2003	2004	2003
Mining and exploration[a]	$103.2	$279.0	$42.7	$473.6
Smelting and refining	(40.0)	(4.1)	(50.9)	(3.6)
Intercompany eliminations and other[a,b]	(16.5)	(33.7)	96.3	(37.4)
FCX operating income	$46.7	$241.2	$88.1	$432.6

a.

Includes charges to the mining and exploration segment for FCX stock option exercises which are eliminated in consolidation totaling $2.2 million in the 2004 quarter, $6.8 million in the 2003 quarter, $66.8 million in the 2004 six-month period and $11.2 million in 2003 six-month period.

b.

We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until their sales of final products to third parties.  Changes in the amount of these deferred profits impacted operating income by $(9.6) million in the second quarter of 2004, $(33.9) million in the second quarter of 2003, $38.6 million in the first six months of 2004 and $(35.9) million in the first six months of 2003.  Our consolidated quarterly earnings fluctuate depending on the timing and prices of these sales.  At June 30, 2004, our deferred profits to be recognized in future periods’ operating income totaled $17.6 million, $9.0 million to net income, after taxes and minority interest sharing.

MINING AND EXPLORATION

A summary of changes in PT Freeport Indonesia revenues between the periods follows (in millions):

	Second	Six
	Quarter	Months
PT Freeport Indonesia revenues – prior year period	$524.6	$954.7
Increases (decreases):
Sales volumes:
Copper	(143.1)	(356.1)
Gold	(173.2)	(330.7)
Price realizations:
Copper	95.8	151.8
Gold	14.8	23.1
Adjustments, primarily for copper pricing on prior period open sales	(15.1)	3.6
Treatment charges, royalties and other	27.0	71.6
PT Freeport Indonesia revenues – current year period	$330.8	$518.0

PT Freeport Indonesia reported lower production and sales in the 2004 periods, reflecting the mining of lower grade material and accelerated waste removal activities following the fourth-quarter 2003 slippage and debris flow events.  Copper sales volumes totaled 205.1 million pounds in the second quarter of 2004, 48 percent lower than the 395.2 million pounds reported in the second quarter of 2003.  Second-quarter 2004 copper price realizations of $1.22 per pound were $0.47 per pound higher than the second-quarter 2003 realizations of $0.75 per pound.  Gold sales volumes totaled 351,100 ounces in the second quarter of 2004, 59 percent lower than the 849,200 ounces reported in the second quarter of 2003.  Gold price realizations of $389.97 per ounce in the second quarter of 2004 were $42 an ounce higher than second-quarter 2003 realizations of $347.69 per ounce.  For the six month periods, copper sales volumes totaled 310.5 million pounds in 2004, 61 percent lower than the 787.2 million pounds in 2003, and gold sales volumes totaled 474,900 ounces, 67 percent lower than the 1,433,100 ounces in 2003.  Copper price realizations of $1.24 per pound in the first six months of 2004 were $0.49 per pound higher than the 2003 period realizations of $0.75 per pound.   Gold price realizations of $393.80 per ounce in the first six months of 2004 were approximately $49 an ounce higher than 2003 period realizations of $345.14 per ounce.

Treatment charges and royalties were lower in the 2004 periods compared with the 2003 periods primarily because of lower sales volumes.  Royalty costs totaled $7.9 million in the second quarter of 2004, $9.8 million in the second quarter of 2003, $12.7 million in the first six months of 2004 and $16.7 million in the first six months of 2003. Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.  In addition, treatment charges vary based on PT Freeport Indonesia’s customer mix.

Substantially all of PT Freeport Indonesia’s concentrate sales contracts provide final copper pricing in a specified future period based on prices quoted on the LME.  PT Freeport Indonesia records revenues and invoices its customers based on LME prices at the time of shipment.  Under accounting rules, these terms create an “embedded derivative” in our concentrate sales contracts which must be adjusted to fair value through earnings each period until the date of final copper pricing.  PT Freeport Indonesia’s second-quarter 2004 revenues include net reductions of $15.8 million for adjustments to the fair value of embedded copper derivatives in second-quarter 2004 concentrate sales contracts, compared with net additions of $7.7 million in the second quarter of 2003.  PT Freeport Indonesia’s six-month 2004 revenues included net reductions of $0.8 million for adjustments to the fair value of embedded derivatives in concentrate sales contracts, compared with net additions of $1.9 million in the 2003 period.

At June 30, 2004, embedded derivatives on consolidated copper sales totaling 144.8 million pounds were recorded at an average price of $1.22 per pound.  All of these sales are expected to be finally priced over the next few months.  A one-cent movement in the average price used for these embedded derivatives will have an approximate $0.7 million impact on 2004 consolidated net income.

PT Freeport Indonesia sells its copper concentrates primarily under long-term sales agreements denominated in U.S. dollars, mostly to companies in Asia and Europe and to international trading companies.  In December 2003, PT Freeport Indonesia declared force majeure following the fourth-quarter 2004 slippage and debris flow events in the Grasberg open pit.  In April 2004, PT Freeport Indonesia established safe access and resumed mining activities in the higher-grade ore areas of the pit.  PT Freeport Indonesia’s share of sales for the third quarter of 2004 is projected to approximate 260 million pounds of copper and 360,000 ounces of gold, and 430 million pounds of copper and 660,000 ounces of gold for the fourth quarter of 2004.  PT Freeport Indonesia’s share of sales is expected to approximate 1.0 billion pounds of copper and 1.5 million ounces of gold in 2004, and 1.5 billion pounds of copper and 2.9 million ounces of gold in 2005.  Pursuant to the joint venture agreement, Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver through 2021 in Block A, and, after 2021, a 40 percent interest in all production from Block A.  The agreement provides for adjustments to the metal sharing when events such as the slippage and debris flow events described above occur. Our estimate of PT Freeport Indonesia’s share of sales is subject to adjustment based on actual results and interpretation of the joint venture agreement.

Safety continues as PT Freeport Indonesia’s highest priority and the information gained from recent technical studies following the 2003 slippage events is being incorporated in our long-range mine plans.  PT Freeport Indonesia’s share of annual sales over the five-year period from 2004 to 2008 is expected to average approximately 1.3 billion pounds of copper and 2.2 million ounces of gold.  Annual metal production is expected to vary depending on the sequence of mine phases at the Grasberg mine.  In addition, the recent mine plan incorporates a design would allow PT Freeport Indonesia to access at least 20 million metric tons of high-grade Grasberg underground reserves through the open pit, thereby extending the open pit life into 2015.

PT Freeport Indonesia has long-term contracts to provide approximately 60 percent of Atlantic Copper’s copper concentrate requirements at market prices and nearly all of PT Smelting’s copper concentrate requirements. Under the PT Smelting contract, for the first 15 years of PT Smelting’s operations beginning December 1998, the treatment and refining charges on the majority of the concentrate PT Freeport Indonesia provides will not fall below specified minimum rates, subject to renegotiation in 2008.  The rate was $0.23 per pound since commencement of PT Smelting’s operations in 1998 until April 2004, when it declined to a minimum of $0.21 per pound.

PT Freeport Indonesia Operating Results

	Second Quarter		Six Months
	2004	2003	2004		2003
PT Freeport Indonesia, Net of Rio Tinto’s Interest
Copper (recoverable)
Production (000s of pounds)	209,300	401,200	316,400		790,000
Production (metric tons)	94,900	181,900	143,500		358,300
Sales (000s of pounds)	205,100	395,200	310,500		787,200
Sales (metric tons)	93,000	179,300	140,800		357,100
Average realized price per pound	$1.22	$0.75	$1.24		$0.75
Gold (recoverable ounces)
Production	364,900	858,400	490,200		1,438,000
Sales	351,100	849,200	474,900		1,433,100
Average realized price per ounce	$389.97	$347.69	$393.80		$345.14

PT Freeport Indonesia, Gross Profit per Pound of Copper (cents):
Average realized price	122.0	75.3	123.6		74.7
Production costs:
Site production and delivery	84.0 [a]	40.0 [a]	104.2	[a]	39.9 [a]
Gold and silver credits	(68.8)	(76.2)	(63.2)		(64.5)
Treatment charges	21.2	17.4	21.7		17.6
Royalty on metals	3.8	2.5	4.1		2.1
Net cash production costs	40.2	(16.3)	66.8		(4.9)
Depreciation and amortization	16.3	14.6	16.3		14.6
Reclamation, noncash and other	1.4	1.6	1.0		1.3
Total production costs	57.9	(0.1)	84.1		11.0
Adjustments, primarily for copper pricing on prior period open sales	(4.5)	1.1	5.9		1.7
Gross profit per pound of copper	59.6	76.5	45.4		65.4

PT Freeport Indonesia, 100% Aggregate Operating Data
Ore milled (metric tons per day)	164,200	221,300	158,000	229,700
Average ore grade
Copper (percent)	.82	1.24	.67	1.19
Gold (grams per metric ton)	.95	1.95	.69	1.59
Recovery rates (percent)
Copper	88.2	89.8	86.6	89.1
Gold	84.6	87.9	81.5	87.2
Copper (recoverable)
Production (000s of pounds)	229,000	474,700	347,900	935,200
Production (metric tons)	103,900	215,300	157,800	424,200
Sales (000s of pounds)	224,100	467,600	340,900	932,100
Sales (metric tons)	101,600	212,100	154,600	422,800
Gold (recoverable ounces)
Production	383,600	1,091,900	514,900	1,829,300
Sales	369,600	1,080,100	499,700	1,822,600

a.

Net of deferred mining costs totaling $31.5 million (15.4 cents per pound) in the second quarter of 2004, $14.4 million (3.6 cents per pound) in the second quarter of 2003, $57.7 million (18.6 cents per pound) in the first six months of 2004 and $21.7 million (2.8 cents per pound) in the first six months of 2003.

Mill throughput averaged 164,200 metric tons of ore per day in the second quarter of 2004, 221,300 metric tons of ore in the second quarter of 2003, 158,000 metric tons of ore in the first six months of 2004 and 229,700 metric tons of ore in the first six months of 2003.  The lower mill throughput rates reflect the mining of lower grade material and accelerated waste removal activities at the Grasberg open pit following the fourth-quarter 2003 slippage and debris flow events.   Mill throughput, which varies depending on ore types being processed, exceeded 200,000 metric tons of ore per day in June and is expected to average approximately 220,000 metric tons per day in the second half of 2004.  Approximate average daily throughput processed at our mill facilities from each of our producing mines follows (metric tons of ore per day):

	Second Quarter		Six Months
	2004	2003	2004	2003
Grasberg open pit	118,700	171,100	112,600	179,600
Deep Ore Zone underground mine	45,500	40,800	45,400	38,300
Intermediate Ore Zone underground mine	-	9,400	-	11,800
Total mill throughput	164,200	221,300	158,000	229,700

Production from the Deep Ore Zone (DOZ) underground mine averaged 45,500 metric tons of ore per day, representing 28 percent of total second-quarter 2004 mill throughput.  DOZ operations continue to perform above design capacity of 35,000 metric tons of ore per day, and PT Freeport Indonesia expects to increase the sustained capacity of the DOZ underground operation to 50,000 metric tons per day with the addition of a second crusher and additional ventilation for an aggregate estimated capital cost of approximately $50 million over a three-year period (PT Freeport Indonesia’s share would approximate $30 million).  The DOZ has been developed as one of the world’s largest underground operations.  The Intermediate Ore Zone underground mine was depleted during the third quarter of 2003, producing almost 30 percent more copper and gold throughout its 10-year life than the initial reserve estimates.

Second-quarter 2004 copper ore grades averaged 0.82 percent, compared with 1.24 percent in the second quarter of 2003.  Copper recovery rates were 88.2 percent for the second quarter of 2004, compared with 89.8 percent for the second quarter of 2003.  In the second quarter of 2004, ore milled averaged 0.95 grams per metric ton (g/t) of gold, compared with 1.95 g/t in the second quarter of 2003. Gold recovery rates were 84.6 percent for the second quarter of 2004, compared with 87.9 percent for the second quarter of 2003.  The mining of lower grade material and accelerated waste removal activities at the Grasberg open pit reduced second-quarter 2004 ore grades and recovery rates.  Compared to the first half of 2004, ore grades are expected to be higher for the remainder of 2004 and 2005 resulting in increased metal production in the second half of 2004 and in 2005.

Unit net cash production costs, including gold and silver credits, averaged $0.40 per pound of copper during the second quarter of 2004, compared with a net credit of $(0.16) per pound for the second quarter of 2003.  Higher unit site production and delivery costs in the 2004 period reflected significantly lower sales volumes resulting from PT Freeport Indonesia’s accelerated waste removal efforts on the south wall of the Grasberg pit, which were completed during the quarter, and the primarily fixed nature of a large portion of PT Freeport Indonesia’s cost structure.

Unit site production and delivery costs in the second quarter of 2004 averaged $0.84 per pound of copper, $0.44 per pound higher than the $0.40 reported in the second quarter of 2003.  For the first six months of 2004, unit site production and delivery costs of $1.04 per pound were $0.64 per pound higher than the $0.40 per pound in the 2003 period.  Unit production and delivery costs are net of deferred mining costs of $0.15 per pound ($31.5 million) for the second quarter of 2004, $0.04 per pound ($14.4 million) for the second quarter of 2003, $0.19 per pound ($57.7 million) for the first six months of 2004 and $0.03 per pound ($21.7 million) for the first six months of 2003.  The increase in deferred mining costs primarily reflects PT Freeport Indonesia’s accelerated waste removal efforts.  PT Freeport Indonesia’s second-quarter 2004 waste to ore ratio averaged 4.0 to 1, compared with a life-of-mine average ratio of 2.2 to 1.  An increase in the sustained capacity of the DOZ underground operation as discussed above would result in a higher life-of-mine average waste to ore ratio.

Unit treatment charges vary with the price of copper, and royalty rates vary with prices of copper and gold.  In addition, treatment charges vary based on PT Freeport Indonesia’s customer mix.  The copper royalty rate payable by PT Freeport Indonesia under its Contract of Work varies from 1.5 percent of copper net revenue at a copper price of $0.90 or less per pound to 3.5 percent at a copper price of $1.10 or more per pound.  The Contract of Work royalty rate for gold and silver sales is 1.0 percent.  In connection with our fourth concentrator mill expansion completed in 1998, PT Freeport Indonesia agreed to pay the Government of Indonesia voluntary additional royalties (royalties not required by the Contract of Work) to provide further support to the local governments and the people of the Indonesian province of Papua (see Note 1 of “Notes to Consolidated Financial Statements” in our 2003 Annual Report on Form 10-K).  As a result of the recent rise in copper prices, we expect our 2004 royalty costs to increase compared with 2003 royalty costs of $26.5 million.  If copper prices average $1.10 per pound and gold prices average $400 per ounce, we would expect royalty costs to total approximately $38 million ($0.04 per pound) for 2004.  If copper prices average $1.30 per pound and gold prices average $400 per ounce, we would expect royalty costs to total approximately $45 million ($0.045 per pound).  These estimates assume 2004 sales volumes of 1.0 billion pounds of copper and 1.5 million ounces of gold.

Assuming second-half 2004 average prices of $1.30 per pound for copper and $400 per ounce for gold, and copper and gold sales of 1.0 billion pounds and 1.5 million ounces for 2004, and 1.5 billion pounds and 2.9 million ounces for 2005, PT Freeport Indonesia estimates its net cash production costs, including gold credits, would average approximately $0.38 per pound in 2004 (a weighted average of $0.24 per pound for the remainder of the year, with a higher average in the third quarter and a lower average in the fourth quarter because of lower projected sales volumes in the third quarter) and a net credit of $0.04 per pound in 2005.  The weighted average net cash production cost for the two-year period would approximate $0.13 per pound.  Net unit cash production costs for 2004 would change by approximately $0.025 per pound for each $25 per ounce change in the average price of gold in the second half of the year.  Forecasted unit costs are calculated on the same basis as the historical unit costs, which are discussed above and reconciled in “Product Revenues and Production Costs.”

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

PT Freeport Indonesia recorded gains (losses) totaling $0.4 million in the second quarter of 2004, $(1.3) million in the second quarter of 2003, $0.9 million in the first six months of 2004 and $(1.8) million in the first six months of 2003 related to its rupiah-denominated net monetary assets and liabilities.  PT Freeport Indonesia’s labor costs are mostly rupiah denominated.  At estimated annual aggregate rupiah payments of 1.3 trillion and an exchange rate of 9,400 rupiah to one U.S. dollar, the exchange rate as of June 30, 2004, a one-thousand-rupiah increase in the exchange rate would result in an approximate $13 million decrease in aggregate annual operating costs.  A one-thousand-rupiah decrease in the exchange rate would result in an approximate $16 million increase in aggregate annual operating costs.

PT Freeport Indonesia purchases certain materials and supplies denominated in Australian dollars.  At estimated annual aggregate Australian dollar payments of 200 million and an exchange rate of $0.70 to one Australian dollar, the exchange rate as of June 30, 2004, a $0.01 increase or decrease in the exchange rate would result in an approximate $2 million change in aggregate annual costs.

At times, PT Freeport Indonesia has entered into foreign currency forward contracts to hedge a portion of its aggregate anticipated Indonesian rupiah and Australian dollar payments.  As of June 30, 2004, PT Freeport Indonesia had foreign currency contracts to hedge 450.0 billion in rupiah payments from April 2005 through December 2005, or approximately 34 percent of aggregate projected rupiah payments for 2005, at an average exchange rate of 10,059 rupiah to one U.S. dollar.  PT Freeport Indonesia accounts for these contracts as cash flow hedges.

Exploration Activities

As previously reported, we completed a 37,000-meter, 65-hole diamond drilling program at “Deep MLZ,” a 250 million metric ton exploration target, and extended the drilling program to include an additional 9,000 meters.  The Deep MLZ is an underground exploration target below the current Mill Level Zone ore body.  To date, assay results have been received on 50 holes comprising approximately 31,000 meters.  The drilling intercepted mineralized zones in 46 holes with lengths ranging from 24 meters to 737 meters (average of 322 meters) with interval grades ranging from 0.41 percent to 7.11 percent copper equivalent (averaging approximately 1.9 percent copper equivalent).  We have initiated engineering studies on Deep MLZ required for reserve and resource determination.  Pursuant to our joint venture arrangements with Rio Tinto, Rio Tinto is entitled to a 40 percent interest in any reserve additions.  Copper equivalent percentage is used to express the relative value of multi-metal ores in terms of one metal, in this case, copper.  The calculation expresses the relative value of the ore using estimates of contained metal quantities, metal prices, recovery rates, treatment charges and royalties.

The Indonesian government previously approved a suspension of our field exploration activities outside of our current mining operations area, which have been in suspension since 2000 due to safety and security issues and uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas covered by our Contracts of Work and an Indonesian law enacted in 1999 prohibiting open-pit mining in forest preservation areas. Recent Indonesian legislation allows for open-pit mining in PT Freeport Indonesia’s Block B area.  The current suspensions were granted for one-year periods ending February 26, 2005, for Block B; March 31, 2004, for PT Nabire Bakti Mining; and November 15, 2004, for Eastern Minerals.  We are currently seeking renewal for the PT Nabire Bakti Mining suspension and expect to continue to seek suspension renewals for additional one-year periods for each of the suspended areas as required.

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

Atlantic Copper Operating Results
($ In Millions)	Second Quarter			Six Months
	2004		2003	2004		2003
Gross profit (loss)	$(36.8)[a]		$(1.3)	$(44.8	) [a]	$1.6
Add depreciation and amortization expense	7.0		7.0	14.1		14.1
Other	3.5		0.4	4.0		0.3
Cash margin (deficit)	$(26.3	) [a]	$6.1	$(26.7	) [a]	$16.0

Operating loss	$(39.9)		$(4.1)	$(50.9)		$(3.6)
Concentrate and scrap treated (metric tons)	129,500		244,600	316,600		486,700
Anodes production (000s of pounds)	80,200		163,800	206,900		323,400
Cathodes, wire rod and wire sales (000s of pounds)	102,400		140,200	214,400		278,900
Gold sales in anodes and slimes (ounces)	49,000		205,600	176,800		447,600

a.   Includes costs related to Atlantic Copper’s 51-day major maintenance turnaround totaling $23.5 million for the second quarter and $27.5 million for the six-month period.

Atlantic Copper returned to normal operations on May 12, 2004 following the completion of a 51-day scheduled major maintenance turnaround that began in March 2004, adversely affecting second quarter results. Atlantic Copper’s operating cash margin was a $26.3 million deficit in the 2004 quarter, compared with a positive $6.1 million in the 2003 quarter, and a $26.7 million deficit in the first six months of 2004, compared with a positive $16.0 million in the first six months of 2003.  The deficits in the 2004 periods were primarily because of Atlantic Copper’s major maintenance turnaround.

Atlantic Copper treated 129,500 metric tons of concentrate and scrap in the second quarter of 2004, compared with 244,600 metric tons in the year ago period.  For the six month periods, concentrate and scrap treated totaled 316,600 metric tons in 2004 and 486,700 metric tons in 2003.  Cathode production totaled 67.5 million pounds and sales totaled 102.4 million pounds during the second quarter of 2004, compared with 137.9 million pounds and 140.2 million pounds during the second quarter of 2003.  For the six month periods, cathode production totaled 196.3 million pounds and sales totaled 214.4 million pounds during 2004, compared with 272.8 million pounds and 278.9 million pounds during 2003.  Atlantic Copper’s cathode cash production costs per pound of copper, before currency hedging, averaged $0.57 in the second quarter of 2004, $0.16 in the second quarter of 2003, $0.36 in the first six months of 2004 and $0.16 in the first six months of 2003.  Unit costs for 2004 were adversely affected by lower production and higher costs from the maintenance turnaround.  Treatment charges Atlantic Copper receives continued at historically low levels averaging $0.15 per pound for the second quarters of 2004 and 2003, $0.15 per pound for the first six months of 2004 and $0.16 per pound for the first six months of 2003.

Atlantic Copper reported operating losses of $39.9 million for the second quarter of 2004, $4.1 million for the second quarter of 2003, $50.9 million for the first six months of 2004 and $3.6 million for the first six months of 2003. During the second quarter of 2004, Atlantic Copper’s maintenance turnaround adversely affected costs and volumes resulting in an approximate $35.0 million reduction in operating results, including an approximately $11.5 million impact from lower volumes, compared with second-quarter 2003 results.  The effect of the 51-day turnaround on Atlantic Copper’s first half results was approximately $40 million, including an approximate $12 million impact from lower volumes.  Major maintenance turnarounds of this duration typically occur approximately every nine years for Atlantic Copper, with significantly shorter term maintenance turnarounds occurring in the interim.  Atlantic Copper has undertaken a cost reduction and operational enhancement plan, which will begin to be implemented during the second half of 2004.  Once fully implemented, the plan intends to reduce unit costs and enhance operating and administrative efficiencies.

We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until the final sales to third parties occur.  Changes in these net deferrals resulted in reductions to our operating income totaling $9.6 million ($4.9 million to net income) in the second quarter of 2004 and an addition of $38.6 million ($19.8 million to net income) in the first six months of 2004.  The second quarter reduction in net income was lower than previous estimates primarily because of the timing of sales to affiliated smelters and lower copper prices.  In the second quarter of 2003, changes in these net deferrals reduced operating income by $33.9 million ($17.4 million to net income) and by $35.9 million ($18.4 million) in the first six months of 2003.  At June 30, 2004, our net deferred profits on PT Freeport Indonesia concentrate inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income totaled $9.0 million.  We expect that the net deferral of profits on PT Freeport Indonesia’s sales to Atlantic Copper and PT Smelting will result in a reduction to net income over the remainder of the year as PT Freeport Indonesia’s production and shipments to affiliated smelters increase.  Based on current copper and gold prices and shipping schedules, we estimate the change in deferred intercompany profits on PT Freeport Indonesia sales to Atlantic Copper and PT Smelting will approximate a $13 million reduction to net income in the third quarter of 2004.  The estimated change in deferred intercompany profits may differ substantially because of changes in the timing of shipments to affiliated smelters and metal prices.

The majority of Atlantic Copper’s revenues are denominated in U.S. dollars; however, operating costs, other than concentrate purchases, and certain asset and liability accounts are denominated in euros.  Atlantic Copper’s estimated annual euro payments total approximately 100 million euros.  At a June 30, 2004, exchange rate of $1.22 per euro, a $0.05 increase or decrease in the exchange rate would result in an approximate $5 million change in annual costs.

In March 2004, we used a portion of the proceeds from the sale of our 6⅞% Senior Notes to repay $162.4 million of Atlantic Copper borrowings (see “Capital Resources and Liquidity – Financing Activities”). Atlantic Copper recorded a $3.7 million ($0.02 per share) accounting charge for losses on early extinguishment of debt.  As of June 30, 2004, FCX’s net investment in Atlantic Copper totaled approximately $137 million, FCX had $189.5 million of loans outstanding to Atlantic Copper and Atlantic Copper’s debt under nonrecourse financing arrangements totaled $67.0 million.

Atlantic Copper had euro-denominated net monetary liabilities at June 30, 2004, totaling $51.7 million recorded at an exchange rate of $1.22 per euro.  The exchange rate was $1.22 per euro at March 31, 2004, and $1.26 per euro at December 31, 2003.  Adjustments to Atlantic Copper’s euro-denominated net liabilities to reflect changes in the exchange rate are recorded in other income (expense) and totaled $(0.2) million in the second quarter of 2004, $(3.8) million in the second quarter of 2003, $1.8 million in the first six months of 2004 and $(6.3) million in the first six months of 2003.

PT Smelting Operating Results
	Second Quarter		Six Months
	2004	2003	2004	2003
	(In millions)
PT Freeport Indonesia sales to PT Smelting	$166.2	$154.6	$293.2	$275.9
Equity in PT Smelting earnings (losses)	(2.5)	2.3	(2.9)	2.9
PT Freeport Indonesia operating profits deferred	10.3	6.5	2.0	4.4

PT Freeport Indonesia accounts for its 25 percent interest in PT Smelting using the equity method and provides PT Smelting with substantially all of its concentrate requirements.  During the second quarter of 2004, PT Smelting completed a 31-day maintenance turnaround two days ahead of schedule and resumed normal operations. Major maintenance turnarounds of this duration typically occur approximately every four years for PT Smelting, with significantly shorter term maintenance turnarounds in the interim.  PT Smelting treated 135,400 metric tons of concentrate in the second quarter of 2004, 208,400 metric tons in the 2003 quarter, 302,700 metric tons in the first six months of 2004 and 420,700 metric tons in the first six months of 2003.

PT Smelting reported second-quarter 2004 production of 86.9 million pounds of cathodes and sales of 89.7 million pounds of cathodes, compared with production of 124.1 million pounds and sales of 128.2 million pounds during the second quarter of 2003.  For the first six months of 2004, cathode production totaled 183.9 million pounds and sales totaled 181.7 million pounds, compared with six-month 2003 totals of 245.1 million pounds and 245.0 million pounds.  PT Smelting’s unit cathode cash production costs averaged $0.22 per pound in the second quarter of 2004, $0.10 per pound in the second quarter of 2003, $0.17 per pound in the first six months of 2004 and $0.10 per pound in the first six months of 2003, reflecting the impact of lower volumes in 2004.

OTHER FINANCIAL RESULTS

The FCX/Rio Tinto joint ventures incurred $4.3 million of aggregate exploration costs in the second quarter of 2004, $2.8 million in the second quarter of 2003, $7.9 million in the first six months of 2004 and $5.2 million in the first six months of 2003.  Our exploration program for 2004 is focused on the Block A area of our Contract of Work, primarily the Deep MLZ target discussed earlier, that have potential to add reserves and to provide information to support future exploration.  Our share of these exploration costs charged to expense totaled $2.8 million in the second quarter of 2004, $1.8 million in the second quarter of 2003, $5.0 million in the first six months of 2004 and $3.3 million in the first six months of 2003.  Aggregate exploration costs for the second half of 2004 are expected to total approximately $5 million, of which our share is expected to be approximately $3.5 million.

General and administrative expenses were $22.6 million in the second quarter of 2004 and $20.7 million in the second quarter of 2003.  For the first six months of 2004, general and administrative expenses totaled $38.1 million, compared with $37.2 million for the first six months of 2003.  The cost of our outstanding stock appreciation rights varies with the price of our common stock price, resulting in increases (decreases) in general and administrative expenses totaling $(1.1) million in the second quarter of 2004, $1.7 million in the second quarter of 2003, $(1.4) million in the first six months of 2004 and $1.8 million in the first six months of 2003.  Our parent company charges PT Freeport Indonesia for the in-the-money value of exercised employee stock options.  These charges are eliminated in consolidation; however, PT Freeport Indonesia shares these charges with Rio Tinto and Rio Tinto’s reimbursements reduce our consolidated general and administrative expenses.  General and administrative expenses include Rio Tinto’s share of joint venture reimbursements for employee stock option exercises which increased (decreased) general and administrative expenses by $0.8 million in the second quarter of 2004, $(1.3) million in the second quarter of 2003, $(4.9) million in the first six months of 2004 and $(2.3) million in the first six months of 2003.

Total interest cost (before capitalization) was $40.0 million in the second quarter of 2004, $56.3 million in the second quarter of 2003, $73.8 million in the first six months of 2004 and $109.4 million in the first six months of 2003. Interest costs decreased in 2004 primarily because we reduced average debt levels, including through the early conversions of a total of $537.3 million of our 8¼% Convertible Senior Notes into 37.6 million shares of common stock (see “Capital Resources and Liquidity – Financing Activities”).  First-quarter 2004 conversions of 8¼% Convertible Senior Notes also resulted in a $6.4 million reduction of interest expense for previously accrued amounts that were reclassified to losses on early extinguishment and conversion of debt.  Capitalized interests costs totaled $0.7 million in the second quarter of 2004, $0.8 million in the second quarter of 2003, $1.1 million in the first six months of 2004 and $1.5 million in the first six months of 2003.

CAPITAL RESOURCES AND LIQUIDITY

Operating Activities

Net cash used in operating activities during the first six months of 2004 totaled $189.0 million, including $245.4 million for working capital uses, compared with net operating cash flow provided by operating activities of $284.1 million, including $44.7 million for working capital uses, in the first six months of 2003.  The decrease in 2004 from the prior year reflects significantly lower production and sales and increased working capital requirements. Although we have $195 million available under our revolving credit facility, no amounts have been borrowed under this facility.  At June 30, 2004, we had $299.8 million of cash and cash equivalents.  Operating activities are expected to generate positive cash flows for the remainder of 2004 and for the foreseeable future based on anticipated operating results and metal prices.  Using current sales estimates and assuming metals prices of $1.30 per pound of copper and $400 per ounce of gold, we expect our consolidated operating cash flows to total approximately $215 million for 2004 ($400 million in the second half of the year) and $1.1 billion for 2005, before considering the possible receipt of any insurance proceeds discussed below.  Each $0.10 per pound change in copper prices in the balance of the year would affect 2004 cash flows by approximately $35 million and 2005 cash flows by approximately $75 million. Each $25 per ounce change in gold prices would affect 2004 cash flows by approximately $12 million and 2005 cash flows by approximately $36 million.

PT Freeport Indonesia maintains property damage and business interruption insurance related to its operations.  We have notified our insurers of the October 9 and December 12, 2003 events and are in discussions with them about potential coverage for our losses from those events.  Any losses covered by insurance would be subject to a substantial deductible and various coverage limits.  No assurance can be provided at this time about the extent to which our losses will be covered by insurance.

Investing Activities

Capital expenditures for PT Freeport Indonesia and Atlantic Copper totaled $74.8 million for the first six months of 2004, compared to the $62.2 million reported in the first six months of 2003.  Total capital expenditures for 2004 are expected to approximate $165 million, including approximately $26 million for long-term development projects, and are expected to total approximately $135 million in 2005.  We expect to fund our remaining 2004 and 2005 capital expenditures with operating cash flows and available cash.

We sold $4.2 million of our restricted investments in the first six months of 2004 and $23.6 million in the first six months of 2003 to pay scheduled semiannual interest due on our 8¼% Convertible Senior Notes.  Conversions of the 8¼% Convertible Senior Notes during the first quarter of 2004 allowed us to sell an additional $15.1 million of our restricted investments.  Restricted investments totaling $2.8 million at June 30, 2004, are scheduled to fund interest payments through July 2004 on our remaining outstanding 8¼% Convertible Senior Notes (see below).  In the first quarter of 2004, Atlantic Copper repaid a working capital revolving credit facility that was secured by certain copper concentrate inventory and $11.0 million of previously restricted cash became unrestricted.

Financing Activities

We completed several financing transactions during the first six months of 2004 to reduce interest costs and to improve our financial position.  In July 2004, Standard & Poor’s upgraded our corporate credit rating to “B+” from “B;” however, our rating remains limited by Indonesia’s sovereign rating.  In January 2004, we completed a tender offer and privately negotiated transactions for a portion of our remaining 8¼% Convertible Senior Notes due 2006 resulting in the early conversion of $226.1 million of notes into 15.8 million shares of our common stock.  We recorded a $10.9 million charge to losses on early extinguishment and conversion of debt in connection with these conversions.  The $10.9 million charge included $6.4 million of previously accrued interest costs, resulting in an equivalent reduction in interest expense.  Of the $603.8 million of 8¼% Convertible Senior Notes issued in 2001, a total of $537.3 million had been converted into 37.6 million shares of our common stock through June 30, 2004.  In June 2004, we called for redemption on July 31, 2004 the remaining $66.5 million of 8¼% Convertible Senior Notes.  During July, all $66.5 million of the notes were converted into 4.7 million shares of our common stock.

On February 3, 2004, we sold $350 million of 6⅞% Senior Notes due 2014 for net proceeds of $344.4 million. We used a portion of the proceeds to repay $162.4 million of Atlantic Copper borrowings and to refinance other FCX 2004 debt maturities.  Atlantic Copper recorded a $3.7 million charge to losses on early extinguishment of debt to accelerate amortization of deferred financing costs.  Interest on the notes is payable semiannually on February 1 and August 1 of each year, beginning August 1, 2004.  We may redeem some or all of the notes at our option at a make-whole redemption price prior to February 1, 2009, and afterwards at stated redemption prices.  The indenture governing the notes contains certain restrictions, including restrictions on incurring debt, creating liens, selling assets, entering into transactions with affiliates, paying cash dividends on common stock, repurchasing or redeeming common or preferred equity, prepaying subordinated debt and making investments.  During the second quarter of 2004, we purchased in the open market $9.7 million of the 6⅞% Senior Notes due 2014 for $8.8 million, which resulted in a gain of $0.8 million recorded as a reduction to losses on early extinguishment and conversion of debt, including related deferred financing cost.

On March 30, 2004, we sold 1.1 million shares of 5½% Convertible Perpetual Preferred Stock for $1.1 billion, with net proceeds totaling $1.067 billion.  Each share of preferred stock is initially convertible into 18.8019 shares of our common stock, equivalent to a conversion price of approximately $53.19 per common share.  The conversion rate is adjustable upon the occurrence of certain events, including an increase in our common stock dividend rate above the current annual rate of $0.80 per share.  Beginning March 30, 2009, we may redeem shares of the preferred stock by paying cash, our common stock or any combination thereof for $1,000 per share plus unpaid dividends, but only if our common stock price has exceeded 130 percent of the conversion price for at least 20 trading days within a period of 30 consecutive trading days immediately preceding the notice of redemption.  We used a portion of the proceeds from the sale to purchase 23.9 million shares of FCX common stock owned by Rio Tinto for $881.9 million (approximately $36.85 per share) and used the remainder for general corporate purposes.

As discussed above, we took steps to improve Atlantic Copper’s liquidity and financial position during the first quarter of 2004 and repaid $162.4 million of Atlantic Copper’s debt, reducing their third-party debt to $67.0 million at June 30, 2004.  In April 2004, we prepaid $66.2 million of our vendor equipment financing.  We have no amounts outstanding under our $195 million credit facility.

As of June 30, 2004, we had total unrestricted cash and cash equivalents of $299.8 million and total outstanding debt of $2.1 billion.  In February 2003, our Board of Directors authorized the initiation of an annual cash dividend on our common stock of $0.36 per share ($0.09 payable quarterly).  In October 2003, our Board of Directors authorized an increase in the common stock dividend to an annual rate of $0.80 per share.  Dividend payments on common stock totaled $74.7 million in the first six months of 2004 and $13.1 million in the first six months of 2003. The declaration and payment of dividends is at the discretion of the Board and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board.  Pursuant to the restricted payment covenants in our 10⅛% Senior Notes and 6⅞% Senior Notes, the amount available for dividend payments and other restricted payments as of June 30, 2004, was approximately $400 million.

In 2003, the Board also approved a new open market share purchase program for up to 20 million shares, which replaced our previous program.  Under this new program, we acquired 3.4 million shares during the second quarter of 2004 for $99.5 million, $29.39 per share, and 16.6 million shares remain available.  No shares have been purchased during the third quarter of 2004 through August 5, 2004.  The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flow and financial position, and general economic and market conditions.

During the first quarter of 2003, we completed two senior note offerings.  On January 29, 2003, we sold $500 million of 10⅛% Senior Notes due 2010.  Interest on the notes is payable semiannually on February 1 and August 1 of each year.  We may redeem some or all of the notes at our option at a make-whole redemption price prior to February 1, 2007, and afterwards at stated redemption prices.  The indenture governing the notes contains certain restrictions on incurring debt, creating liens, entering into sale leaseback transactions, taking actions to limit distributions from certain subsidiaries, selling assets, entering into transactions with affiliates, paying cash dividends on common stock, repurchasing or redeeming common or preferred equity, prepaying subordinated debt and making investments.

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

Below is a summary (in millions) of our debt maturities, including mandatorily redeemable preferred stock, based on loan balances as of June 30, 2004, and the June 30, 2004, London P.M. gold fixing price for one ounce of gold ($395.80) and the London silver fixing price for one ounce of silver ($5.91) in the London bullion market (which determine the preferred stock redemption amounts).

	2004	2005	2006	2007	2008	Thereafter
PT Puncakjaya Power bank debt	$24.6	$51.6	$37.2	$28.0	$36.0	$34.2
Redeemable preferred stock[a]	14.1	14.1	184.5	-	-	-
Atlantic Copper debt	1.8	7.3	0.2	57.5	0.2	-
Equipment loans and other	2.7	6.6	13.1	13.2	13.2	25.8
7.50% Senior Notes due 2006	-	-	66.5	-	-	-
8¼% Convertible Senior Notes[b]	66.5	-	-	-	-	-
10⅛% Senior Notes due 2010	-	-	-	-	-	500.0
7% Convertible Senior Notes due 2011[c]	-	-	-	-	-	575.0
6⅞% Senior Notes due 2014	-	-	-	-	-	340.3
7.20% Senior Notes due 2026	-	-	-	-	-	4.5
Total debt maturities	$109.7	$79.6	$301.5	$98.7	$49.4	$1,479.8

a.

Represents $14.1 million in 2004, 2005 and 2006 for our Silver-Denominated Preferred Stock and $170.4 million in February 2006 for our Gold-Denominated Preferred Stock, Series II.

b.

These notes were called for redemption on July 31, 2004.  During July 2004, all $66.5 million of the notes were converted into 4.7 million shares of our common stock.

c.

Conversion price is $30.87 per share.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our expectations regarding future performance.  Forward-looking statements are all statements other than historical facts, such as those regarding anticipated sales volumes, ore grades, commodity prices, royalties costs, unit cash production costs, capital expenditures, exploration expenditures, cash flows, debt maturities and other financial commitments, and political, economic and social conditions in our areas of operations.  We caution you that these statements are not guarantees of future performance, and our actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements.  The resources and mineralization described in “Mining and Exploration – Exploration Activities” will not qualify as reserves until comprehensive engineering studies establish their economic feasibility.  Accordingly, no assurance can be given that the estimated resources and mineralization will become proved and probable reserves.  Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include unanticipated mining, milling and other processing problems, accidents that lead to personal injury or property damage, persistent commodity price reductions, changes in political, social or economic circumstances in our area of operations, variances in ore grades, labor relations, adverse weather conditions, the speculative nature of mineral exploration, fluctuations in interest rates and other adverse financial market conditions, and other factors described in more detail under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2003.

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

Three Months Ended June 30, 2004
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold	Silver	Total
Revenues	$251,178	$251,178	$136,115	$4,951	$392,244

Site production and delivery	172,371	110,380	59,815	2,176	172,371
Gold and silver credits	(141,066)	-	-	-	-
Treatment charges	43,407	27,796	15,063	548	43,407
Royalty on metals	7,875	5,043	2,733	99	7,875
Net cash production costs	82,587	143,219	77,611	2,823	223,653
Depreciation and amortization	33,417	21,399	11,596	422	33,417
Reclamation, noncash and other	2,872	1,839	997	36	2,872
Total production costs	118,876	166,457	90,204	3,281	259,942
Adjustments, primarily for copper pricing on prior period open sales	(10,121)	(10,121)	-	-	(10,121)
Gross profit	$122,181	$74,600	$45,911	$1,670	$122,181

Pounds of copper sold (000s)	205,100	205,100
Ounces of gold sold			351,100
Ounces of silver sold				824,900

Gross profit per pound of copper (cents)/per ounce of gold and silver ($):
Revenues	122.0	122.0	389.97	6.15

Site production and delivery	84.0	53.8	170.37	2.64
Gold and silver credits	(68.8)	-	-	-
Treatment charges	21.2	13.6	42.90	0.66
Royalty on metals	3.8	2.5	7.78	0.12
Net cash production costs	40.2	69.9	221.05	3.42
Depreciation and amortization	16.3	10.4	33.03	0.51
Reclamation, noncash and other	1.4	0.9	2.84	0.04
Total production costs	57.9	81.2	256.92	3.97
Adjustments, primarily for copper pricing on prior period open sales	(4.5)	(4.4)	(2.29)	(0.16)
Gross profit per pound/ounce	59.6	36.4	130.76	2.02

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$392,244	$172,371	$33,417
Reclamation, noncash and other	N/A	2,872	N/A
Less: Treatment charges per above	(43,407)	N/A	N/A
Royalty per above	(7,875)	N/A	N/A
Adjustments, primarily for copper pricing on prior period open sales per above	(10,121)	N/A	N/A
Mining and exploration segment	330,841	175,243	33,417
Smelting and refining segment	171,736	201,542	7,028
Eliminations and other	(16,243)	(5,106)	2,145
As reported in FCX’s consolidated financial statements	$486,334	$371,679	$42,590

Three Months Ended June 30, 2003
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold	Silver	Total
Revenues	$298,721	$298,721	$295,076	$5,883	$599,680

Site production and delivery	157,908	78,659	77,700	1,549	157,908
Gold and silver credits	(300,959)	-	-	-	-
Treatment charges	68,613	34,179	33,761	673	68,613
Royalty on metals	9,814	4,889	4,829	96	9,814
Net cash production costs	(64,624)	117,727	116,290	2,318	236,335
Depreciation and amortization	57,700	28,742	28,392	566	57,700
Reclamation, noncash and other	6,508	3,242	3,202	64	6,508
Total production costs	(416)	149,711	147,884	2,948	300,543
Adjustments, primarily for copper pricing on prior period open sales	3,360	3,360	-	-	3,360
Gross profit	$302,497	$152,370	$147,192	$2,935	$302,497

Pounds of copper sold (000s)	395,200	395,200
Ounces of gold sold			849,200
Ounces of silver sold				1,310,500

Gross profit per pound of copper (cents)/per ounce of gold and silver ($):
Revenues	75.3	75.3	347.69	4.49

Site production and delivery	40.0	19.9	91.50	1.18
Gold and silver credits	(76.2)	-	-	-
Treatment charges	17.4	8.6	39.76	0.51
Royalty on metals	2.5	1.2	5.69	0.07
Net cash production costs	(16.3)	29.7	136.95	1.76
Depreciation and amortization	14.6	7.3	33.43	0.43
Reclamation, noncash and other	1.6	0.8	3.77	0.05
Total production costs	(0.1)	37.8	174.15	2.24
Adjustments, primarily for copper pricing on prior period open sales	1.1	1.1	(0.21)	(0.01)
Gross profit per pound/ounce	76.5	38.6	173.33	2.24

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$599,680	$157,908	$57,700
Reclamation, noncash and other	N/A	6,508	N/A
Less: Treatment charges per above	(68,613)	N/A	N/A
Royalty per above	(9,814)	N/A	N/A
Reclamation costs incurred	N/A	(688)	N/A
Adjustments, primarily for copper pricing on prior period open sales per above	3,360	N/A	N/A
Mining and exploration segment	524,613	163,728	57,700
Smelting and refining segment	210,681	204,944	7,046
Eliminations and other	(125,839)	(91,264)	3,537
As reported in FCX’s consolidated financial statements	$609,455	$277,408	$68,283

Six Months Ended June 30, 2004
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold	Silver	Total
Revenues	$388,717	$388,717	$187,310	$8,743	$584,770

Site production and delivery	323,546	215,073	103,636	4,837	323,546
Gold and silver credits	(196,053)	-	-	-	-
Treatment charges	67,393	44,798	21,587	1,008	67,393
Royalty on metals	12,722	8,457	4,075	190	12,722
Net cash production costs	207,608	268,328	129,298	6,035	403,661
Depreciation and amortization	50,603	33,637	16,209	757	50,603
Reclamation, noncash and other	2,969	1,974	951	44	2,969
Total production costs	261,180	303,939	146,458	6,836	457,233
Adjustments, primarily for copper pricing on prior period open sales	13,370	13,370	-	-	13,370
Gross profit	$140,907	$98,148	$40,852	$1,907	$140,907

Pounds of copper sold (000s)	310,500	310,500
Ounces of gold sold			474,900
Ounces of silver sold				1,378,200

Gross profit per pound of copper (cents)/per ounce of gold and silver ($):
Revenues	123.6	123.6	393.80	6.14

Site production and delivery	104.2	69.3	218.23	3.51
Gold and silver credits	(63.2)	-	-	-
Treatment charges	21.7	14.4	45.46	0.73
Royalty on metals	4.1	2.7	8.58	0.14
Net cash production costs	66.8	86.4	272.27	4.38
Depreciation and amortization	16.3	10.8	34.13	0.55
Reclamation, noncash and other	1.0	0.6	2.00	0.03
Total production costs	84.1	97.8	308.40	4.96
Adjustments, primarily for copper pricing on prior period open sales	5.9	5.8	0.62	0.20
Gross profit per pound/ounce	45.4	31.6	86.02	1.38

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$584,770	$323,546	$50,603
Reclamation, noncash and other	N/A	2,969	N/A
Less: Treatment charges per above	(67,393)	N/A	N/A
Royalty per above	(12,722)	N/A	N/A
Adjustments, primarily for copper pricing on prior period open sales per above	13,370	N/A	N/A
Mining and exploration segment	518,025	326,515	50,603
Smelting and refining segment	382,953	413,658	14,095
Eliminations and other	(54,459)	(92,882)	3,302
As reported in FCX’s consolidated financial statements	$846,519	$647,291	$68,000

Six Months Ended June 30, 2003
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold	Silver	Total
Revenues	$589,088	$589,088	$496,223	$11,484	$1,096,795

Site production and delivery	314,666	169,007	142,364	3,295	314,666
Gold and silver credits	(507,707)	-	-	-	-
Treatment charges	138,172	74,212	62,513	1,447	138,172
Royalty on metals	16,654	8,945	7,535	174	16,654
Net cash production costs	(38,215)	252,164	212,412	4,916	469,492
Depreciation and amortization	114,932	61,730	51,999	1,203	114,932
Reclamation, noncash and other	10,243	5,502	4,634	107	10,243
Total production costs	86,960	319,396	269,045	6,226	594,667
Adjustments, primarily for copper pricing on prior period open sales	12,755	12,755	-	-	12,755
Gross profit	$514,883	$282,447	$227,178	$5,258	$514,883

Pounds of copper sold (000s)	787,200	787,200
Ounces of gold sold			1,433,100
Ounces of silver sold				2,544,600

Gross profit per pound of copper (cents)/per ounce of gold and silver ($):
Revenues	74.7	74.7	345.14	4.49

Site production and delivery	39.9	21.5	99.34	1.29
Gold and silver credits	(64.5)	-	-	-
Treatment charges	17.6	9.4	43.62	0.57
Royalty on metals	2.1	1.1	5.26	0.07
Net cash production costs	(4.9)	32.0	148.22	1.93
Depreciation and amortization	14.6	7.8	36.28	0.47
Reclamation, noncash and other	1.3	0.7	3.23	0.04
Total production costs	11.0	40.5	187.73	2.44
Adjustments, primarily for copper pricing on prior period open sales	1.7	1.7	1.11	0.02
Gross profit per pound/ounce	65.4	35.9	158.52	2.07

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$1,096,795	$314,666	$114,932
Reclamation, noncash and other	N/A	10,243	N/A
Less: Treatment charges per above	(138,172)	N/A	N/A
Royalty per above	(16,654)	N/A	N/A
Reclamation costs incurred	N/A	(843)	N/A
Adjustments, primarily for copper pricing on prior period open sales per above	12,755	N/A	N/A
Mining and exploration segment	954,724	324,066	114,932
Smelting and refining segment	429,076	413,427	14,091
Eliminations and other	(249,749)	(212,615)	7,048
As reported in FCX’s consolidated financial statements	$1,134,051	$524,878	$136,071

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

Below is a reconciliation of our smelting and refining segment production costs reported in our consolidated financial statements to the production costs used to calculate Atlantic Copper’s cathode cash production cost per pound of copper (in thousands, except per pound amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Smelting and refining segment production costs reported in FCX’s consolidated financial statements	$201,542 [a]	$204,944	$413,658 [a]	$413,427
Less:
Raw material purchase costs	(70,935)	(88,901)	(167,878)	(170,597)
Production costs of wire rod and wire	(55,561)	(16,658)	(84,291)	(35,831)
Production costs of anodes sold	(612)	(3,423)	(1,108)	(6,678)
Currency hedging	-	2,502	-	4,117
Other	(8,099)	(7)	(3,359)	510
Credits:
Gold and silver revenues	(21,265)	(71,116)	(74,023)	(152,189)
Acid and other by-product revenues	(6,607)	(4,760)	(12,371)	(9,345)
Production costs used in calculating cathode cash production cost per pound	$38,463	$22,581	$70,628	$43,414

Pounds of cathode produced	67,500	137,900	196,300	272,800

Cathode cash production cost per pound before hedging	$0.57	$0.16	$0.36	$0.16

a.

Includes $23.5 million, $0.35 per pound, in the 2004 quarter and $27.5 million, $0.14 per pound, in the 2004 six-month period for costs related to Atlantic Copper’s major maintenance turnaround.

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

Below is a reconciliation of the production costs used to calculate PT Smelting’s cathode cash production cost per pound of copper to our equity in PT Smelting earnings (losses) reported in our consolidated financial statements (in thousands, except per pound amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating costs – PT Smelting (100%)	$18,821	$14,161	$33,760	$27,428
Add: Gold and silver refining charges	552	1,372	1,712	2,863
Less: Acid and other by-product revenues	(2,829)	(1,873)	(5,482)	(3,888)
Production cost of anodes sold	-	(1,641)	(12)	(3,197)
Other	2,315	468	1,585	773
Production costs used in calculating cathode cash production cost per pound	$18,859	$12,487	$31,563	$23,979

Pounds of cathode produced	86,900	124,100	183,900	245,100

Cathode cash production cost per pound	$0.22	$0.10	$0.17	$0.10

Reconciliation to Amounts Reported
Operating costs per above	$(18,821)	$(14,161)	$(33,760)	$(27,428)
Other costs	(154,608)	(180,984)	(334,906)	(367,279)
Revenue and other income	163,484	204,463	357,525	406,977
PT Smelting net income (loss)	(9,945)	9,318	(11,141)	12,270

PT Freeport Indonesia’s 25% equity interest	(2,486)	2,330	(2,785)	3,068
Amortization of excess investment cost	(62)	(60)	(121)	(121)
Equity in PT Smelting earnings (losses) reported in FCX’s consolidated financial statements	$(2,548)	$2,270	$(2,906)	$2,947

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

Item 2.  Changes in Securities and Use of Proceeds.

The following table sets forth common shares we repurchased during the three month period ended June 30, 2004.

			Current Program[a]
Period	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased	Shares Available for Purchase

April 1 to 30, 2004	706,600	$29.78	706,600	19,293,400

May 1 to 31, 2004	2,678,000	29.29	2,678,000	16,615,400

June 1 to 30, 2004	-	-	-	16,615,400

Total	3,384,600	29.39	3,384,600

a.

In October 2003, our Board of Directors approved a new open market share purchase program for up to 20 million shares, which replaced our previous program.  The program does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 6, 2004 (the “Annual Meeting”).  Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  The following matters were submitted to a vote of security holders during our Annual Meeting:

	Votes Cast For	Authority Withheld
1. Election of Directors:
Robert J. Allison, Jr.	149,669,366	5,828,048
James R. Moffett	147,652,679	7,844,735
B. M. Rankin, Jr.	143,959,449	11,537,965
J. Taylor Wharton	152,199,133	3,298,281

There were no abstentions with respect to the election of directors.  In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Robert A. Day, Gerald J. Ford, H. Devon Graham, Jr., J. Bennett Johnston and Bobby Lee Lackey.

	For	Against	Abstentions	Broker Non-Votes
2. Ratification of Ernst & Young LLP as independent accountants	151,873,950	2,441,219	976,125	-
3. Proposal to adopt 2004 Director Compensation Plan	103,979,630	29,652,378	1,691,862	19,967,424
4. Stockholder proposal urging management to halt all payments to the Indonesian military and security forces.	9,545,073	111,189,892	14,588,905	19,967,424

Item 6.

Exhibits and Reports on Form 8-K.

(a)

The exhibits to this report are listed in the Exhibit Index beginning on Page E-1 hereof.

(b)

During the quarter for which this report is filed, the registrant filed two Current Reports on Form 8-K reporting events under Item 5 dated May 4, 2004 and June 25, 2004, and one Current Report on Form 8-K furnishing information under Item 12 dated April 20, 2004.

Subsequent to the end of the quarter for which this report is filed and prior to the date of this filing, the registrant filed two Current Reports on Form 8-K furnishing information under Item 5 dated July 14, 2004 and August 2, 2004, and one Current Report on Form 8-K furnishing information under Item 12 dated July 20, 2004.

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

Date:  August 6, 2004

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

September 30, 2003.

4.8

Indenture dated as of August 7, 2001, from FCX and FCX Investment Ltd. to The Bank of New York,

as trustee with respect to the 8¼% Convertible Senior Notes due 2006.  Incorporated by reference to Exhibit 4.1 to the FCX November 5, 2001 Form S-3.

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

Form 10-K.

Executive Compensation Plans and Arrangements (Exhibits 10.9 through 10.49)

10.9

Annual Incentive Plan of FCX as amended effective February 2, 1999.  Incorporated by reference to

Exhibit 10.11 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31,

1998 (the FCX 1998 Form 10-K).

10.10	FCX Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.13 to the FCX 1998 Form 10-K.

10.11	FCX President’s Award Program. Incorporated by reference to Exhibit 10.7 to the FCX November 5, 2001 Form S-3.

10.12	FCX Adjusted Stock Award Plan. Incorporated by reference to Exhibit 10.12 to the FCX 2003 Form 10-K.

10.13	FCX 1995 Stock Option Plan. Incorporated by reference to Exhibit 10.13 to the FCX 2003 Form 10-K.

10.14	FCX 1995 Stock Option Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.14 to the FCX 2003 Form 10-K.

10.15	FCX 1999 Stock Incentive Plan. Incorporated by reference to Exhibit 10.15 to the FCX 2003 Form 10-K.

10.16	Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 1999 Stock Incentive Plan.

10.17	Form of Restricted Stock Unit Agreement under the 1999 Stock Incentive Plan.

10.18	Form of Performance-Based Restricted Stock Unit Agreement under the 1999 Stock Incentive Plan.

10.19	FCX 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.19 to the Annual Report of FCX on Form 10-K for the year ended December 31, 1999 (the FCX 1999 Form 10-K).

10.20

FCX Stock Appreciation Rights Plan dated May 2, 2000.  Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2001 (the FCX 2001

Second Quarter Form 10-Q).

10.21	FCX 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.18 to the FCX 2003 Form 10-K.

10.22	Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 2003 Stock Incentive Plan.

10.23	Form of Restricted Stock Unit Agreement under the 2003 Stock Incentive Plan.

10.24	Form of Performance-Based Restricted Stock Unit Agreement under the 2003 Stock Incentive Plan.

10.25	FCX 2004 Director Compensation Plan.

10.26	Amended Financial Counseling and Tax Return Preparation and Certification Program of FCX. Incorporated by reference to Exhibit 10.18 to the FCX 2003 First Quarter Form 10-Q.

10.27	FM Services Company Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.19 to the FCX 1998 Form 10-K.

10.28	Amended FM Services Company Financial Counseling and Tax Return Preparation and Certification Program. Incorporated by reference to Exhibit 10.20 to the FCX 2003 First Quarter Form 10-Q.

10.29	Consulting Agreement dated as of December 22, 1988, between FTX and Kissinger Associates, Inc. (Kissinger Associates). Incorporated by reference to Exhibit 10.21 to the FCX 1997 Form 10-K.

10.30

Letter Agreement dated May 1, 1989, between FTX and Kent Associates, Inc. (Kent Associates,

predecessor in interest to Kissinger Associates).  Incorporated by reference to Exhibit 10.22 to the

FCX 1997 Form 10-K.

10.31

Letter Agreement dated January 27, 1997, among Kissinger Associates, Kent Associates, FTX, FCX and FMS.  Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of FCX for

the fiscal year ended December 31, 2001 (the FCX 2001 Form 10-K).

10.32

Agreement for Consulting Services between FTX and B. M. Rankin, Jr. effective as of January 1,

1990 (assigned to FMS as of January 1, 1996).  Incorporated by reference to Exhibit 10.24 to the

FCX 1997 Form 10-K.

10.33	Supplemental Agreement between FMS and B. M. Rankin, Jr. dated December 15, 1997. Incorporated by reference to Exhibit 10.25 to the FCX 1997 Form 10-K.

10.34

Supplemental Agreement between FMS and B. M. Rankin, Jr. dated February 2, 2001.  Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of FCX for the fiscal year ended

December 31, 2000.

10.35	Letter Agreement effective as of January 7, 1997, between Senator J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.31 to the FCX 2001 Form 10-K.

10.36

Supplemental Letter Agreement dated July 14, 2003, between J. Bennett Johnston, Jr. and FMS.

Incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of FCX for the

quarter ended June 30, 2003 (the FCX 2003 Second Quarter Form 10-Q).

10.37	Letter Agreement dated November 1, 1999, between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.33 to the FCX 1999 Form 10-K.

10.38	Supplemental Letter Agreement dated July 14, 2003, between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.30 to the FCX 2003 Second Quarter Form 10-Q.

10.39	Executive Employment Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.35 to the FCX 2001 Second Quarter Form 10-Q.

10.40	Executive Employment Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.36 to the FCX 2001 Second Quarter Form 10-Q.

10.41	Change of Control Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.37 to the FCX 2001 Second Quarter Form 10-Q.

10.42	Change of Control Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.38 to the FCX 2001 Second Quarter Form 10-Q.

10.43	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.36 to the FCX 2003 Form 10-K.

10.44	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.37 to the FCX 2003 Form 10-K.

10.45	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.38 to the FCX 2003 Form 10-K.

10.46	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.39 to the FCX 2003 Form 10-K.

10.47	Change of Control Agreement dated February 3, 2004, between FCX and Michael J. Arnold. Incorporated by reference to Exhibit 10.40 to the FCX 2003 Form 10-K.

10.48	Change of Control Agreement dated February 3, 2004, between FCX and Mark J. Johnson. Incorporated by reference to Exhibit 10.41 to the FCX 2003 Form 10-K.

10.49	Change of Control Agreement dated February 3, 2004, between FCX and Kathleen L. Quirk. Incorporated by reference to Exhibit 10.42 to the FCX 2003 Form 10-K.

15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.