Form 10-Q
period 2004-09-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2004-11-03
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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

On September 30, 2004, there were issued and outstanding 178,528,545 shares of the registrant’s Class B Common Stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

FREEPORT-McMoRan COPPER & GOLD INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2004	2003
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$314,110	$463,652
Restricted cash and investments	-	34,964
Accounts receivable	256,859	196,440
Inventories	437,139	397,027
Current taxes, prepaid expenses and other	77,576	8,050
Total current assets	1,085,684	1,100,133
Property, plant, equipment and development costs, net	3,265,764	3,261,697
Deferred mining costs	224,018	142,635
Other assets	151,014	155,722
Investment in PT Smelting	56,584	58,179
Total assets	$4,783,064	$4,718,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$364,237	$311,948
Current portion of long-term debt and short-term borrowings	75,125	152,396
Unearned customer receipts	31,927	35,335
Accrued interest payable	20,271	49,276
Rio Tinto share of joint venture cash flows	10,437	39,693
Accrued income taxes	5,404	43,134
Total current liabilities	507,401	631,782
Long-term debt, less current portion:
Senior notes	911,336	571,041
Convertible senior notes	575,000	867,604
Redeemable preferred stock	179,880	192,381
PT Puncakjaya Power bank debt	148,646	187,008
Equipment and other loans	69,734	104,172
Atlantic Copper debt	54,469	153,728
Total long-term debt, less current portion	1,939,065	2,075,934
Accrued postretirement benefits and other liabilities	159,739	161,859
Deferred income taxes	949,462	885,248
Minority interests	190,745	187,559
Stockholders' equity	1,036,652	775,984
Total liabilities and stockholders' equity	$4,783,064	$4,718,366

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Amounts)
Revenues	$600,556	$631,990	$1,447,075	$1,766,041
Cost of sales:
Production and delivery	368,016	263,627	1,015,307	788,505
Depreciation and amortization	55,755	63,979	123,755	200,050
Total cost of sales	423,771	327,606	1,139,062	988,555
Exploration expenses	1,963	1,685	6,977	5,016
General and administrative expenses	26,186	16,421	64,322	53,640
Total costs and expenses	451,920	345,712	1,210,361	1,047,211
Operating income	148,636	286,278	236,714	718,830
Equity in PT Smelting earnings (losses)	2,678	1,294	(228)	4,241
Interest expense, net	(37,848)	(48,089)	(110,577)	(156,076)
Losses on early extinguishment and conversion of debt	(11)	(25,988)	(14,011)	(32,566)
Other income (expense), net	373	(376)	3,547	(4,324)
Income before income taxes and minority interests	113,828	213,119	115,445	530,105
Provision for income taxes	(71,343)	(117,683)	(127,894)	(292,805)
Minority interests in net income of consolidated subsidiaries	(10,227)	(17,271)	(12,914)	(42,441)
Net income (loss) before cumulative effect of changes in accounting principles	32,258	78,165	(25,363)	194,859
Cumulative effect of changes in accounting principles, net	-	(24,675)	-	(15,593)
Net income (loss)	32,258	53,490	(25,363)	179,266
Preferred dividends	(15,125)	(6,124)	(30,366)	(25,283)
Net income (loss) applicable to common stock	$17,133	$47,366	$(55,729)	$153,983

Net income (loss) per share of common stock:
Basic:
Before cumulative effect	$0.10	$0.45	$(0.30)	$1.13
Cumulative effect	-	(0.15)	-	(0.10)
Net income (loss) per share of common stock	$0.10	$0.30	$(0.30)	$1.03
Diluted:
Before cumulative effect	$0.10	$0.41	$(0.30)	$1.06
Cumulative effect	-	(0.12)	-	(0.08)
Net income (loss) per share of common stock	$0.10	$0.29	$(0.30)	$0.98
Average common shares outstanding:
Basic	177,137	159,407	183,426	150,185
Diluted	179,805	194,335	183,426	191,146

Dividends paid per common share	$0.20	$0.09	$0.60	$0.18

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In Thousands)
Cash flow from operating activities:
Net income (loss)	$(25,363)	$179,266
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	123,755	200,050
Cumulative effect of changes in accounting principles	-	15,593
Losses on early extinguishment and conversion of debt	14,011	32,566
Loss (gain) on redemption of gold-denominated and silver- denominated preferred stock	1,441	(23,832)
Deferred income taxes	76,107	81,014
Equity in PT Smelting losses (earnings)	228	(4,241)
Minority interests' share of net income	12,914	42,441
Increase in deferred mining costs	(81,383)	(37,353)
Amortization of deferred financing costs	6,509	13,361
Currency translation loss (gain)	(1,086)	7,800
Elimination of profit on PT Freeport Indonesia sales to PT Smelting	2,473	5,595
Provision for inventory obsolescence	3,050	4,500
Other	5,825	18,935
(Increases) decreases in working capital:
Accounts receivable	(60,280)	(74,606)
Inventories	(59,879)	(15,359)
Current taxes, prepaid expenses and other	(43,299)	(5,555)
Accounts payable and accrued liabilities	35,394	13,262
Rio Tinto share of joint venture cash flows	(31,994)	(6,008)
Accrued income taxes	(39,866)	22,366
Increase in working capital	(199,924)	(65,900)
Net cash provided by (used in) operating activities	(61,443)	469,795

Cash flow from investing activities:
PT Freeport Indonesia capital expenditures	(90,111)	(90,145)
Atlantic Copper capital expenditures	(18,295)	(6,108)
Sale of restricted investments	21,804	71,848
Decrease in Atlantic Copper restricted cash	11,000	-
Investment in PT Smelting	(1,106)	-
Other	(357)	1,165
Investment in PT Puncakjaya Power, net of cash acquired	-	(68,068)
Net cash used in investing activities	(77,065)	(91,308)

Cash flow from financing activities:
Net proceeds from sales of senior notes	344,354	1,046,437
Proceeds from other debt	80,208	71,586
Repayments of debt	(379,427)	(739,499)
Net proceeds from sale of convertible perpetual preferred stock	1,067,000	-
Purchase of shares of FCX common shares from Rio Tinto	(881,868)	-
Purchases of other FCX common shares	(99,477)	-
Redemption of preferred stock	(15,105)	(221,289)
Cash dividends paid:
Common stock	(109,406)	(26,289)
Preferred stock	(20,345)	(27,555)
Minority interests	(1,172)	(1,623)
Net proceeds from exercised stock options	5,765	43,839
Bank credit facilities fees and other	(1,561)	(3,337)
Net cash provided by (used in) financing activities	(11,034)	142,270
Net increase (decrease) in cash and cash equivalents	(149,542)	520,757
Cash and cash equivalents at beginning of year	463,652	7,836
Cash and cash equivalents at end of period	$314,110	$528,593

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) before preferred dividends and cumulative effect of changes in accounting principles	$32,258	$78,165	$(25,363)	$194,859
Preferred dividends	(15,125)	(6,124)	(30,366)	(25,283)
Net income (loss) before cumulative effect	17,133	72,041	(55,729)	169,576
Cumulative effect of changes in accounting principles	-	(24,675)	-	(15,593)
Net income (loss) applicable to common stock	17,133	47,366	(55,729)	153,983
Plus income impact of assumed conversion of 8¼% Convertible Senior Notes, after taxes	-	8,412	-	33,753
Diluted net income (loss) applicable to common stock	$17,133	$55,778	$(55,729)	$187,736

Weighted average common shares outstanding	177,137	159,407	183,426	150,185
Add: Shares issuable upon conversion of 8¼% Convertible Senior Notes	-	31,068	-	38,503
Dilutive stock options	2,188	3,661	-	2,253
Restricted stock	480	199	-	205
Weighted average common shares outstanding for purposes of calculating diluted net income (loss) per share	179,805	194,335	183,426	191,146

Diluted net income (loss) per share of common stock:
Before cumulative effect	$0.10	$0.41	$(0.30)	$1.06
Cumulative effect	-	(0.12)	-	(0.08)
Net income (loss) per share of common stock	$0.10	$0.29	$(0.30)	$0.98

Stock options representing 2.3 million shares and unvested restricted stock representing 0.4 million shares in the 2004 nine-month period that otherwise would have been included in that period’s earnings per share calculation were excluded because of the net loss reported for the period.

Outstanding stock options with exercise prices greater than the average market price of the common stock during the period are excluded from the computation of diluted net income per share of common stock.  In addition, certain convertible instruments are excluded because of a net loss for the period or because including the conversion of these instruments would have increased reported diluted net income per share.  A recap of the excluded amounts follows (in thousands, except exercise prices):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003		2004	2003
Weighted average outstanding options	1,161	2,084		1,169	2,264
Weighted average exercise price	$36.77	$33.64		$36.34	$33.10

Interest on 7% Convertible Senior Notes, net of taxes [a]	$10,357	$10,357		$31,072	$26,516
Weighted average shares issuable upon conversion [a]	18,625	18,625		18,625	15,828

Dividends on 5½% Convertible Perpetual Preferred Stock [b]	$15,125	N/A		$30,418	N/A
Weighted average shares issuable upon conversion	20,682	N/A		13,936	N/A

Interest on 8¼% Convertible Senior Notes, net of taxes [b]	$466	-	[c]	$3,829	-	[c]
Weighted average shares issuable upon conversion	1,364	-	[c]	4,097	-	[c]

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003		2004	2003
Dividends on Step-Up Convertible Preferred Stock	N/A	$6,125		N/A	$18,374
Weighted average shares issuable upon conversion	N/A	11,690		N/A	11,690

a.

FCX’s 7% Convertible Senior Notes were issued on February 11, 2003, and are convertible into 18.6 million shares of common stock.

b.

See Note 4 for a discussion of these securities.

c.

Included in diluted calculation.

Stock-Based Compensation Plans.  FCX has four stock-based employee compensation plans and one stock-based director compensation plan, which are more fully described in Note 6 of FCX’s 2003 Annual Report on Form 10-K.  In addition , FCX’s shareholders approved the 2004 Director Compensation Plan (the 2004 Plan) in May 2004 .  The 2004 Plan authorizes awards of options and restricted stock for up to 1.0 million shares and the one-time grant of 66,882 stock appreciation rights.  During the second quarter, FCX granted 202,017 stock options, 20,000 restricted shares and 66,882 stock appreciation rights under the 2004 Plan.  Annual stock option and restricted stock grants vest under the 2004 Plan in 25 percent annual increments beginning one year from the date of grant.  FCX accounts for options issued under all of its plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation cost for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock.  Because all the plans require that the option exercise price be at least the market price on the date of grant, FCX recognizes no compensation expense on the grant or exercise of its employees’ options.  The following table illustrates the effect on net income and earnings per share if FCX had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which requires compensation cost for all stock-based employee compensation plans to be recognized based on a fair value method (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) applicable to common stock, as reported	$17,133	$47,366	$(55,729)	$153,983
Add: Stock-based employee compensation expense included in reported net income (loss) for stock option conversions, stock appreciation rights and restricted stock units, net of taxes and minority interests	2,252	1,702	2,626	3,748
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of taxes and minority interests	(3,766)	(2,858)	(6,349)	(7,312)
Pro forma net income (loss) applicable to common stock	$15,619	$46,210	$(59,452)	$150,419

Earnings per share:
Basic – as reported	$0.10	$0.30	$(0.30)	$1.03
Basic – pro forma	$0.09	$0.29	$(0.32)	$1.00

Diluted – as reported	$0.10	$0.29	$(0.30)	$0.98
Diluted – pro forma	$0.09	$0.28	$(0.32)	$0.94

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Fair value per stock option	None	$12.66	$15.00	$10.30
Risk-free interest rate	None	4.2%	3.7%	3.8%
Expected volatility rate	None	47%	49%	47%
Expected life of options (in years)	None	7	6	7
Assumed annual dividend	None	$0.36	$0.80	(a )

a.

No annual dividends for grants prior to February 6, 2003, and a $0.36 per share annual dividend for grants after that date through September 30, 2003.

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

	Mining and Exploration		Smelting and Refining	Eliminations and Other	FCX Total
	(In Thousands)
Three months ended September 30, 2004:
Revenues	$447,876	[a]	$222,184	$(69,504)	$600,556
Production and delivery	198,872		223,384	(54,240)[b]	368,016
Depreciation and amortization	46,135		7,114	2,506	55,755
Exploration expenses	1,939		-	24	1,963
General and administrative expenses	21,451	[c]	3,248	1,487 [c]	26,186
Operating income (loss)	$179,479		$(11,562)	$(19,281)	$148,636
Equity in PT Smelting earnings	$-		$2,678	$-	$2,678
Interest expense, net	$5,133		$3,300	$29,415	$37,848
Provision for income taxes	$62,729		$-	$8,614	$71,343
Capital expenditures	$30,526		$3,038	$2	$33,566
Total assets	$3,713,690	[d]	$723,839 [e]	$345,535	$4,783,064

Three months ended September 30, 2003:
Revenues	$530,356	[a]	$202,891	$(101,257)	$631,990
Production and delivery	164,574		198,872	(99,819)[b]	263,627
Depreciation and amortization	53,747		7,067	3,165	63,979
Exploration expenses	1,668		-	17	1,685
General and administrative expenses	52,563	[c]	2,816	(38,958)[c]	16,421
Operating income (loss)	$257,804		$(5,864)	$34,338	$286,278
Equity in PT Smelting earnings	$-		$1,294	$-	$1,294
Interest expense, net	$9,127		$4,286	$34,676	$48,089
Provision for income taxes	$100,417		$-	$17,266	$117,683
Capital expenditures	$31,580		$2,485	$-	$34,065
Total assets	$3,662,580	[d]	$696,203 [e]	$435,657	$4,794,440

Nine months ended September 30, 2004:
Revenues	$965,901	[a]	$605,137	$(123,963)	$1,447,075
Production and delivery	525,387		637,042	(147,122)[b]	1,015,307
Depreciation and amortization	96,738		21,209	5,808	123,755
Exploration expenses	6,807		-	170	6,977
General and administrative expenses	114,802	[c]	9,344	(59,824)[c]	64,322
Operating income (loss)	$222,167		$(62,458)	$77,005	$236,714
Equity in PT Smelting losses	$-		$228	$-	$228
Interest expense, net	$16,346		$10,071	$84,160	$110,577
Provision for income taxes	$80,672		$-	$47,222	$127,894
Capital expenditures	$90,229		$18,295	$(118)	$108,406

	Mining and Exploration		Smelting and Refining	Eliminations and Other	FCX Total
Nine months ended September 30, 2003:
Revenues	$1,485,080	[a]	$631,967	$(351,006)	$1,766,041
Production and delivery	488,640		612,299	(312,434)[b]	788,505
Depreciation and amortization	168,679		21,158	10,213	200,050
Exploration expenses	4,932		-	84	5,016
General and administrative expenses	91,389	[c]	8,004	(45,753)[c]	53,640
Operating income (loss)	$731,440		$(9,494)	$(3,116)	$718,830
Equity in PT Smelting earnings	$-		$4,241	$-	$4,241
Interest expense, net	$38,999		$12,486	$104,591	$156,076
Provision for income taxes	$264,676		$-	$28,129	$292,805
Capital expenditures	$89,917		$6,108	$228	$96,253

a.

Includes PT Freeport Indonesia’s sales to PT Smelting totaling $181.6 million in the 2004 quarter, $154.5 million in the 2003 quarter, $474.8 million in the 2004 nine-month period and $430.4 million in the 2003 nine-month period.

b.

Includes deferrals of intercompany profits on 25 percent of PT Freeport Indonesia’s sales to PT Smelting, for which the final sale has not occurred, totaling $0.5 million in the 2004 quarter, $1.2 million in the 2003 quarter, $2.5 million in the 2004 nine-month period and $5.6 million in the 2003 nine-month period.

c.

Includes charges to the mining and exploration segment for FCX stock option exercises , which are eliminated in consolidation , totaling $2.4 million in the 2004 quarter, $35.2 million in the 2003 quarter, $69.3 million in the 2004 nine-month period and $46.4 million in the 2003 nine-month period.

d.

Includes PT Freeport Indonesia’s trade receivables with PT Smelting totaling $59.0 million at September 30, 2004, and $80.8 million at September 30, 2003.

e.

Includes PT Freeport Indonesia’s equity investment in PT Smelting totaling $56.6 million at September 30, 2004, and $44.0 million at September 30, 2003.

3. INVENTORIES

The components of inventories follow (in thousands):

		September 30,	December 31,
		2004	2003
PT Freeport Indonesia:	Concentrates – Average cost	$4,596	$2,643
Atlantic Copper:	Concentrates – First in, first out	106,826	81,668
	Work in process – First in, first out	94,761	76,689
	Finished goods – First in, first out	15,409	9,925
Total product inventories		221,592	170,925
Total materials and supplies, net		215,547	226,102
Total inventories		$437,139	$397,027

 The average cost method was used to determine the cost of essentially all materials and supplies inventory.  Materials and supplies inventory is net of obsolescence reserves totaling $16.5 million at September 30, 2004 and $17.6 million at December 31, 2003.

4. DEBT AND EQUITY TRANSACTIONS

During the first quarter of 2004, FCX completed a tender offer and privately negotiated transactions for a portion of its remaining 8¼% Convertible Senior Notes due 2006 resulting in the early conversion of $226.1 million of notes into 15.8 million shares of FCX common stock.  FCX recorded a $10.9 million charge to losses on early extinguishment and conversion of debt in the first quarter of 2004 in connection with these conversions.  The $10.9 million charge included $6.4 million of previously accrued interest costs that were reversed, resulting in an equivalent reduction to interest expense.  In June 2004, the remaining $66.5 million of notes were called for redemption on July 31, 2004. During July, all of the se notes were converted into 4.7 million shares of FCX’s common stock.   As of July 31, 2004, all of the 8¼% Convertible Notes, which totaled $603.8 million at issuance in 2001, had been converted to FCX common stock .

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

On March 30, 2004, FCX sold 1.1 million shares of 5½% Convertible Perpetual Preferred Stock for $1.1 billion, with net proceeds totaling $1.067 billion.  Each share of preferred stock was initially convertible into 18.8019 shares of FCX common stock, equivalent to a conversion price of approximately $53.19 per common share.  The conversion rate is adjustable upon the occurrence of certain events, including an adjustment in any quarter that FCX’s common stock dividend exceeds $0.20 per share.  In October 2004, FCX’s Board of Directors increased FCX’s common stock dividend rate to $1.00 per annum and declared a $0.25 dividend payable on November 1, 2004.   As a result, each share of preferred stock is now convertible into 18.8252 shares of FCX common stock, equivalent to a conversion price of approximately $53.12 per common share.  Beginning March 30, 2009, FCX may redeem shares of the preferred stock by paying cash, FCX common stock or any combination thereof for $1,000 per share plus unpaid dividends, but only if FCX’s common stock price has exceeded 130 percent of the conversion price for at least 20 trading days within a period of 30 consecutive trading days immediately preceding the notice of redemption.  FCX used a portion of the proceeds from the sale to purchase 23.9 million shares of FCX common stock owned by Rio Tinto for $881.9 million (approximately $36.85 per share) and used the remainder for general corporate purposes.

During the second quarter of 2004, FCX purchased 3.4 million shares of its common stock for $99.5 million ($29.39 per share average) under its 20-million-share repurchase program of which 16.6 million shares remain available.

On August 1, 2004, FCX made the sixth of eight scheduled annual redemption payments on its Silver-Denominated Preferred Stock for $13.9 million.  The mandatory redemption resulted in a $12.5 million decrease in debt and a hedging loss to revenues of $1.4 million ($0.7 million to net income or less than $0.01 per share) for the third quarter of 2004.

5. EMPLOYEE BENEFITS

The components of net periodic pension benefit cost for the third quarters of 2004 and 2003 follow (in thousands):

	FCX			PT Freeport Indonesia		Atlantic Copper
	2004		2003	2004	2003	2004	2003

Service cost	$213		$-	$810	$834	$-	$-
Interest cost	901		245	812	888	1,266	1,184
Expected return on plan assets	(300)		341	(441)	(485)	-	-
Amortization of prior service cost	944		-	234	252	-	-
Amortization of net actuarial loss	-		-	69	144	223	214
Net periodic benefit cost	$1,758	[a]	$586	$1,484	$1,633	$1,489	$1,398

The components of net periodic pension benefit cost for the nine months ended September 30, 2004 and 2003 follow (in thousands):

	FCX			PT Freeport Indonesia		Atlantic Copper
	2004		2003	2004	2003	2004	2003
Service cost	$497		$-	$2,512	$2,313	$-	$-
Interest cost	1,894		839	2,519	2,477	3,809	3,589
Expected return on plan assets	(369)		(557)	(1,369)	(1,404)	-	-
Amortization of prior service cost	2,832		-	725	643	-	-
Amortization of net actuarial loss	-		-	215	337	672	645
Net periodic benefit cost	$4,854	[a]	$282	$4,602	$4,366	$4,481	$4,234

a. Includes $1.5 million in the third quarter and $4.1 million in the nine-month period for the new SERP benefit plan discussed below.

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

6. INTEREST COST

Interest expense excludes capitalized interest of $0.8 million in the third quarter of 2004, $0.7 million in the third quarter of 2003, $1.9 million in the first nine months of 2004 and $2.1 million in the first nine months of 2003.

7. COMPREHENSIVE INCOME

A summary of FCX’s comprehensive income is shown below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$32,258	$53,490	$(25,363)	$179,266
Other comprehensive income (loss):
Change in unrealized derivatives’ fair value, net of taxes of $0.9 million for the three months ended September 30, 2004, and $0.8 million for the nine months ended September 30, 2004	1,103	1,856	989	6,516
Reclass to earnings, with no tax effect	319	(3,382)	1,301	(6,388)
Total comprehensive income (loss)	$33,680	$51,964	$(23,073)	$179,394

8. RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges for the first nine months of 2004 and 2003 was 2.0 to 1 and 4.3 to 1, respectively.  For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges.  Fixed charges include interest and that portion of rent deemed representative of interest.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Freeport-McMoRan Copper & Gold Inc.:

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware Corporation) and subsidiaries as of September 30, 2004, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.

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

October 25, 2004

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

We own approximately 90.64 percent of PT Freeport Indonesia, of which 9.36 percent is owned through our wholly owned subsidiary, PT Indocopper Investama.  The Government of Indonesia owns the remaining approximate 9.36 percent of PT Freeport Indonesia.  In July 2004, we received a request from the Indonesian Department of Energy and Mineral Resources that we offer to sell to Indonesian nationals shares in PT Indocopper Investama at fair market value.  In response to this request and in view of the potential benefits of having additional Indonesian ownership in our project, we have agreed to consider a potential sale of an interest in PT Indocopper Investama at fair market value.  Neither our Contract of Work with the Indonesian government nor Indonesian law requires us to divest any portion of our ownership interest in PT Freeport Indonesia or PT Indocopper Investama.

Outlook

Our copper and gold sales volumes have averaged 1.4 billion pounds of copper and 2.35 million ounces of gold annually over the 1999 to 2003 period.  Average annual sales volumes over the next five years (2004 to 2008) are expected to approximate 1.3 billion pounds of copper and 2.2 million ounces of gold.  Based on these estimates and copper prices of approximately $1.30 per pound, the impact on our annual cash flow for each $0.10 per pound change in copper prices would approximate $60 to $65 million, including the effects of price changes on royalty costs and treatment charges, and for each $25 per ounce change in gold prices would approximate $28 million.

Following the October 9, 2003, slippage event and the December 12, 2003, debris flow in the same section of the Grasberg open pit, PT Freeport Indonesia focused its open-pit operations on accelerating the removal of waste material from the south wall to restore safe access to the higher-grade ore areas in the pit.  As previously reported, a portion of the higher grade ore previously forecast to be mined earlier in 2004 was deferred to future periods, resulting in plans to produce significant volumes of copper and gold in the fourth quarter of 2004 and in 2005.  Ore grades are expected to be significantly higher for the remainder of 2004 and 2005.

Annual sales are expected to approximate 1.0 billion pounds of copper and 1.45 million ounces of gold in 2004, and 1.5 billion pounds of copper and 2.9 million ounces of gold in 2005.  Consolidated operating cash flows for 2004 has been adversely affected by the lower level of annual sales, working capital requirements and Atlantic Copper’s operating results (see “Smelting and Refining”).  Consolidated operating cash flows in the fourth quarter of 2004 and in 2005 are expected to benefit from the projected increase in PT Freeport Indonesia’s metal sales.

Copper and Gold Markets

The graph above presents copper prices and reported stocks of copper at the London Metal Exchange (LME) and New York Commodity Exchange (COMEX) through October 31, 2004.  Copper stocks at the LME and COMEX declined sharply in 2003 and in 2004.   C opper demand improved during 2003 primarily because of strong consumption in China.  Early in 2004, copper consumption grew significantly in the United States and, to a lesser extent, in Japan and copper prices rose sharply to over $1.30 per pound.  During the second quarter of 2004, steps taken by the Chinese government in an effort to slow growth in certain targeted sectors of the Chinese economy, the expectations for increased U.S. interest rates, the resulting impact on foreign exchange rates particularly with respect to the U.S. dollar and euro exchange rate, and investor sentiment about commodity prices caused copper prices to weaken and to be volatile.   A t the end of the third quarter of 2004 , however, copper prices rose following continued strength in Chinese demand and renewed confidence in world manufacturing activity.  Copper prices ranged from $1.22 to $1.42 per pound and averaged $1.29 per pound in the third quarter of 2004.  Favorable supply and demand fundamentals and continued declines in world copper inventories have resulted in higher copper prices. Subsequent to September 30, 2004, copper prices rose to a 16-year high of $1.50 per pound before a significant drop during the week of October 11, returning to about $1.30 per pound and clos ing at $1.35 per pound on the LME on November 3, 2004.  The near-term fundamental supply and demand outlook for copper markets remains positive and many industry analysts are forecasting copper prices of over $1.00 per pound for 2005 and some project significantly higher prices ..

The positive environment for gold continued in the third quarter with gold prices ranging from $386 to $416 per ounce, supported by a weak U.S. dollar reflecting large U.S. deficits, ongoing geo-political strife and terrorist fears, and actions by gold producers to reduce hedge positions.  Gold prices averaged $401 per ounce in the third quarter of 2004 .  Recent m ovements in gold prices have closely followed movements in the U.S. dollar against other currencies. The London gold price closed at approximately $424 per ounce on November 3, 2004.

World metal prices for copper and gold have historically fluctuated widely and are affected by numerous factors beyond our control as described further in our Form 10-K for the year ended December 31, 2003.

CONSOLIDATED RESULTS

Summary comparative results for the third-quarter and nine-month periods follow (in millions, except per share amounts):

	Third Quarter		Nine Months
	2004	2003	2004	2003
Revenues	$600.6	$632.0	$1,447.1	$1,766.0
Operating income	148.6	286.3	236.7	718.8
Net income (loss) applicable to common stock before cumulative effect adjustment	17.1	72.0	(55.7)	169.6
Net income (loss) applicable to common stock	17.1	47.4	(55.7)	154.0
Diluted net income (loss) per share of common stock:
Before cumulative effect adjustment	0.10	0.41	(0.30)	1.06
Applicable to common stock	0.10	0.29	(0.30)	0.98

Consolidated revenues include PT Freeport Indonesia’s sale of copper concentrates, which also contain significant amounts of gold and silver, and the sale by Atlantic Copper of copper anodes, cathodes, wire and wire rod, and gold in anodes and slimes.  Consolidated revenues and net income vary significantly with fluctuations in the market prices of copper and gold and other factors.  Based on PT Freeport Indonesia’s projected share of 2005 copper sales (1.5 billion pounds) and assuming an average price of $1.30 per pound of copper, a $0.01 per pound change in the average price realized would have an approximate $14 million impact on our annual revenues and an approximate $7 million impact on our annual net income.  A $5 per ounce change in the average price realized on PT Freeport Indonesia’s share of projected 2005 gold sales (2.9 million ounces) would have an approximate $14 million impact on our annual revenues and an approximate $7 million impact on our annual net income.

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

Consolidated revenues for the third quarter and first nine months of 2004 reflect substantially lower gold revenues at PT Freeport Indonesia, compared with the same periods in 2003.  PT Freeport Indonesia’s 2004 revenues reflect lower copper and gold sales from lower grade ore and reduced mill throughput as PT Freeport Indonesia achieved continuing progress in restoring safe access to the higher-grade ore areas in its Grasberg open-pit mine following the fourth-quarter 2003 slippage and debris flow events (see “Mining and Exploration – PT Freeport Indonesia Operating Results”).  The impact of lower PT Freeport Indonesia copper sales volumes in the 2004 periods was mostly offset by higher copper prices.  Atlantic Copper’s 2004 revenues benefited from higher metals prices and its nine-month 2004 revenues were adversely affected by its scheduled major maintenance turnaround (see “Smelting and Refining – Atlantic Copper Operating Results”).

Third-quarter 2004 consolidated revenues included net additions of $13.6 million ($7.0 million to net income or $0.04 per share) primarily for final pricing of concentrates sold in prior quarters, compared with $8.3 million ($4.3 million to net income or $0.02 per share) to third-quarter 2003 revenues.  Nine-month 2004 consolidated revenues included net additions of $7.3 million ($3.7 million to net income or $0.02 per share) compared with $11.0 million ($5.7 million to net income or $0.03 per share), primarily for final pricing of concentrates sold in prior years.

Consolidated production and delivery costs for the 2004 periods were higher than the 2003 periods primarily because of the lower level of sales from PT Freeport Indonesia to Atlantic Copper in the 2004 periods and higher metals prices which resulted in higher production costs at Atlantic Copper in 2004 .  Higher sales from PT Freeport Indonesia to Atlantic Copper in the 2003 periods caused the related production costs to remain in our consolidated product inventory until Atlantic Copper sold the metal to its customers, resulting in lower consolidated production costs in 2003.  Consolidated depreciation and amortization expense decreased to $55.8 million in the third quarter of 2004 and $123.8 million in the first nine months of 2004 compared with $64.0 million in the third quarter of 2003 and $200.1 million in the first nine months of 2003, primarily because of lower copper sales volumes at PT Freeport Indonesia.  Exploration expenses increased to $2.0 million in the third quarter of 2004 and $7.0 million in the first nine months of 2004, from $1.7 million in the third quarter of 2003 and $5.0 million in the first nine months of 2003, reflecting increased exploration drilling in Block A during 2004.  General and administrative expenses increased to $26.2 million in the third quarter of 2004 and $64.3 million in the first nine months of 2004 from $16.4 million in the third quarter of 2003 and $53.6 million in the first nine months of 2003 (see “Other Financial Results”).

Net interest expense decreased to $37.8 million in the third quarter of 2004 from $48.1 million in the third quarter of 2003, and to $110.6 million in the first nine months of 2004 from $156.1 million in the first nine months of 2003 primarily because we reduced average debt levels, including through the early conversions of our 8¼% Convertible Senior Notes into common stock (see Note 4 and “Capital Resources and Liquidity – Financing Activities”).  First-quarter 2004 conversions of 8¼% Convertible Senior Notes also resulted in a $6.4 million reduction of interest expense for previously accrued amounts that were reclassified as losses on early extinguishment and conversion of debt.

Other income (expense) includes the impact of translating into U.S. dollars Atlantic Copper’s net euro-denominated liabilities, primarily its retiree pension obligations.  Changes in the $/€ exchange rate require us to adjust the dollar value of net euro-denominated liabilities and record the adjustment in earnings.  The exchange rate was $1.26 per euro at December 31, 2003, $1.22 per euro at June 30, 2004 and $1.24 per euro at September 30, 2004.  Exchange rate effects on our net income from euro-denominated liabilities were gains (losses) of $(0.8) million in the third quarter of 2004, $(1.5) million in the third quarter of 2003, $1.1 million in the first nine months of 2004 and $(7.8) million in the first nine months of 2003.  Other expenses for the third quarter of 2003 and the first nine months of 2003 also include a $5.6 million ($3.7 million to net income or $0.02 per share) charge associated with the amended FCX and PT Freeport Indonesia credit facility (see “Capital Resources and Liquidity – Financing Activities”).

PT Freeport Indonesia’s Contract of Work provides for a 35 percent corporate income tax rate.  PT Indocopper Investama (100 percent owned by FCX) will pay a 30 percent corporate income tax on dividends it receives from its 9.36 percent ownership in PT Freeport Indonesia.  In addition, the tax treaty between Indonesia and the United States provides for a withholding tax rate of 10 percent on dividends and interest that PT Freeport Indonesia and PT Indocopper Investama pay to their parent company , FCX .  We also incur a U.S. alternative minimum tax at a rate of two percent based primarily on consolidated income, net of smelting and refining results.  As a result of the enactment of the American Jobs Creation Act of 2004, the 90 percent limitation on the use of foreign tax credits to offset the US federal alternative minimum tax liability has been repealed effective January 1, 2005.  Based on current projections, we expect that the removal of this limitation will significantly reduce our US federal taxes beginning in 2005.  In 2003, our US federal alternative minimum tax liability totaled $9.3 million.  We currently record no income taxes at Atlantic Copper, which is subject to taxation in Spain, because it has not generated significant taxable income in recent years and has substantial tax loss carryforwards for which we have provided no financial statement benefit.  We receive no consolidated tax benefit from these losses because they cannot be used to offset PT Freeport Indonesia’s profits in Indonesia.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Mining and exploration segment operating income[a]	$181,896	$292,981	$291,427	$777,852
Mining and exploration segment interest expense, net	(5,133)	(9,127)	(16,346)	(38,999)
Intercompany operating profit recognized (deferred)	(15,056)	4,788	23,563	(31,097)
Income before taxes	161,707	288,642	298,644	707,756
Indonesian corporate income tax rate (35%) plus U.S. alternative minimum tax rate (2%)	37%	37%	37%	37%
Corporate income taxes	59,832	106,798	110,498	261,870

Approximate PT Freeport Indonesia net income	101,875	181,844	188,146	445,886
Withholding tax on FCX’s equity share	9.064%	9.064%	9.064%	9.064%
Withholding taxes	9,234	16,482	17,054	40,415

PT Indocopper Investama corporate income tax	3,005	-	3,005	-
Tax refund	-	-	(2,182)	-
Other	(728)	(5,597)	(481)	(9,480)
FCX consolidated provision for income taxes	$71,343	$117,683	$127,894	$292,805

FCX consolidated effective tax rate	63%	55%	(b )	55%

a.

Excludes charges for FCX stock option exercises , which are eliminated in consolidation , totaling $2.4 million in the 2004 quarter, $35.2 million in the 2003 quarter, $69.3 million in the 2004 nine-month period and $46.4 million in the 2003 nine-month period.

b.

Rate is not meaningful for the 2004 nine-month period because of the amount of consolidated income before taxes and minority interests.

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

	Third Quarter		Nine Months
	2004	2003	2004	2003
Mining and exploration[a]	$179.5	$257.8	$222.2	$731.4
Smelting and refining	(11.6)	(5.9)	(62.5)	(9.5)
Intercompany eliminations and other[a,b]	(19.3)	34.4	77.0	(3.1)
FCX operating income	$148.6	$286.3	$236.7	$718.8

a.

Includes charges to the mining and exploration segment for FCX stock option exercises , which are eliminated in consolidation , totaling $2.4 million in the 2004 quarter, $35.2 million in the 2003 quarter, $69.3 million in the 2004 nine-month period and $46.4 million in 2003 nine-month period.

b.

We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until their sales of final products to third parties.  Changes in the amount of these deferred profits impacted operating income by $(15.1) million in the third quarter of 2004, $4.8 million in the third quarter of 2003, $23.6 million in the first nine months of 2004 and $(31.1) million in the first nine months of 2003.  Our consolidated quarterly earnings fluctuate depending on the timing and prices of these sales.  At September 30, 2004, our deferred profits to be recognized in future periods’ operating income totaled $32.7 million, $16.8 million to net income, after taxes and minority interest sharing.

MINING AND EXPLORATION

A summary of changes in PT Freeport Indonesia’s revenues between the periods follows (in millions):

	Third	Nine
	Quarter	Months
PT Freeport Indonesia revenues – prior year period	$530.4	$1,485.1
Increases (decreases):
Sales volumes:
Copper	(66.9)	(433.2)
Gold	(164.1)	(499.4)
Price realizations:
Copper	139.9	307.4
Gold	0.7	26.6
Adjustments, primarily for copper pricing on prior period open sales	4.5	75.4
Treatment charges, royalties and other	3.4	4.0
PT Freeport Indonesia revenues – current year period	$447.9	$965.9

PT Freeport Indonesia reported lower production and sales in the 2004 periods, reflecting the mining of lower grade material and accelerated waste removal activities following the fourth-quarter 2003 slippage and debris flow events.  Copper sales volumes totaled 261.9 million pounds in the third quarter of 2004, 24 percent lower than the 344.9 million pounds reported in the third quarter of 2003.  Third-quarter 2004 copper price realizations of $1.34 per pound were $0.53 per pound higher than the third-quarter 2003 realizations of $0.81 per pound.  Gold sales volumes totaled 350,000 ounces in the third quarter of 2004, 54 percent lower than the 763,500 ounces reported in the third quarter of 2003.  Gold price realizations of $398.89 per ounce in the third quarter of 2004 were $31 an ounce higher than third-quarter 2003 realizations of $367.72 per ounce, before realized gains related to the redemption of our Gold-Denominated Preferred Stock.  For the nine month periods, copper sales volumes totaled 572.4 million pounds in 2004, 49 percent lower than the 1,132.1 million pounds in 2003, and gold sales volumes totaled 824,900 ounces, 62 percent lower than the 2,196,600 ounces in 2003.  Copper price realizations of $1.31 per pound in the first nine months of 2004 were $0.54 per pound higher than the 2003 period realizations of $0.77 per pound.  Gold price realizations of $396.33 per ounce in the first nine months of 2004 were approximately $42 an ounce higher than 2003 period realizations of $353.92 per ounce, before hedging gains .  Gold realizations of $387.75 per ounce in the third quarter of 2003 and $364.04 per ounce in the first nine months of 2003 are after hedging gains from redemption of our Gold-Denominated Preferred Stock (see below).

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.  In addition, treatment charges vary based on PT Freeport Indonesia’s customer mix.  Treatment and refining charge rates are currently increasing significantly (see “Smelting and Refining”).  Treatment charges for PT Freeport Indonesia in 2004 were lower because of the lower volume of metal sales.  Royalty costs totaled $11.6 million in the third quarter of 2004, $8.8 million in the third quarter of 2003, $24.3 million in the first nine months of 2004 and $25.5 million in the first nine months of 2003.

Substantially all of PT Freeport Indonesia’s concentrate sales contracts provide final copper pricing in a specified future period based on prices quoted on the LME.  PT Freeport Indonesia records revenues and invoices its customers based on LME prices at the time of shipment.  Under accounting rules, these terms create an “embedded derivative” in our concentrate sales contracts which must be adjusted to fair value through earnings each period until the date of final copper pricing.  PT Freeport Indonesia’s third-quarter 2004 revenues include net additions of $41.8 million for adjustments to the fair value of embedded copper derivatives in concentrate sales contracts, compared with $17.3 million in the third quarter of 2003.  PT Freeport Indonesia’s nine-month 2004 revenues included net additions of $41.0 million for adjustments to the fair value of embedded derivatives in concentrate sales contracts, compared with $19.1 million in the 2003 period.

At September 30, 2004, embedded derivatives on consolidated copper sales totaling 167.2 million pounds were recorded at an average price of $1.38 per pound.  All of these sales are expected to be finally priced over the next few months.  A two-cent movement in the average price used for these embedded derivatives will have an approximate $1.7 million impact on 2004 consolidated net income.

PT Freeport Indonesia sells its copper concentrates primarily under long-term sales agreements denominated in U.S. dollars, mostly to companies in Asia and Europe and to international trading companies .  PT Freeport Indonesia achieved continuing progress in restoring safe access to the higher-grade ore areas of the pit.   PT Freeport Indonesia expects to terminate the force majeure currently in effect under its concentrate sales contracts resulting from the fourth quarter 2003 slippage and debris flow events.  D uring the fourth-quarter of 2004 , PT Freeport Indonesia expects to be producing sufficient concentrate volumes to meet its contractual sales requirements.  PT Freeport Indonesia’s share of sales for the fourth quarter of 2004 is projected to approximate 410 million pounds of copper and 625,000 ounces of gold.  PT Freeport Indonesia’s share of annual sales is expected to approximate 1.0 billion pounds of copper and 1.45 million ounces of gold in 2004, and 1.5 billion pounds of copper and 2.9 million ounces of gold in 2005.  PT Freeport Indonesia expects to produce and ship a significant portion of its fourth-quarter 2004 sales in December , with a significant portion of the sales expected to be shipped in late December.   Possible delays in production or shipping from weather conditions or other factors could result in a portion of our fourth quarter sales being shipped in early 2005.   Also, b ased on the current mine plan for 2005, PT Freeport Indonesia estimates approximately 55 percent of its copper and 67 percent of its gold will be produced in the second half of 2005. Because of the nature of the Grasberg ore body, the sequencing in mining will cause ore grades to vary from quarter to quarter, particularly for gold.

Pursuant to the joint venture agreement, Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver through 2021 in Block A, and, after 2021, a 40 percent interest in all production from Block A.  The agreement provides for adjustments to the metal sharing when events such as the slippage and debris flow events described above occur.  Our estimate of PT Freeport Indonesia’s share of 2004 sales is subject to adjustment based on actual results and application of the terms of the joint venture agreement.

PT Freeport Indonesia has long-term contracts to provide approximately 60 percent of Atlantic Copper’s copper concentrate requirements at market prices and nearly all of PT Smelting’s copper concentrate requirements. Under the PT Smelting contract, for the first 15 years of PT Smelting’s operations beginning December 1998, the treatment and refining charges on the majority of the concentrate PT Freeport Indonesia provides will not fall below specified minimum rates, subject to renegotiation in 2008.  The rate was $0.23 per pound during the period of the commencement of PT Smelting’s operations in 1998 until April 2004, when it declined to a minimum of $0.21 per pound.

In August 2004 and August 2003, we partially redeemed our Silver-Denominated Preferred Stock for $13.9 million and $10.8 million, respectively.  In August 2003, we also redeemed our Gold-Denominated Preferred Stock for $210.5 million.  The mandatory redemptions resulted in a $12.5 million decrease in debt and a hedging loss to revenues of $1.4 million ($0.7 million to net income or less than $0.01 per share) in the third quarter of 2004 and a $245.1 million decrease in debt and a hedging gain to revenues of $23.8 million ($12.2 million to net income or $0.06 per share) in the third quarter of 2003 (see “Capital Resources and Liquidity-Financing Activities”).

PT Freeport Indonesia Operating Results

	Third Quarter			Nine Months
	2004	2003		2004	2003
PT Freeport Indonesia, Net of Rio Tinto’s Interest
Copper (recoverable)
Production (000s of pounds)	256,400	341,200		572,800	1,131,200
Production (metric tons)	116,300	154,800		259,800	513,100
Sales (000s of pounds)	261,900	344,900		572,400	1,132,100
Sales (metric tons)	118,800	156,400		259,600	513,500
Average realized price per pound	$1.34	$0.81		$1.31	$0.77
Gold (recoverable ounces)
Production	337,000	761,000		827,200	2,199,000
Sales	350,000	763,500		824,900	2,196,600
Average realized price per ounce	$398.89	$387.75	[a]	$396.33	$364.04	[a]

	Third Quarter			Nine Months
	2004		2003	2004		2003
PT Freeport Indonesia, Gross Profit per Pound of Copper (cents):
Average realized price	134.0		80.6	131.1		77.4
Production costs:
Site production and delivery	75.1	[b]	47.5 [b]	90.9	[b]	42.3 [b]
Gold and silver credits	(55.4)		(83.7)	(59.6)		(70.3)
Treatment charges	19.6		17.9	20.7		17.7
Royalty on metals	4.4		2.6	4.2		2.3
Net cash production costs (credits)	43.7		(15.7)	56.2		(8.0)
Depreciation and amortization	17.6		15.6	16.9		14.9
Reclamation, noncash and other	0.9		0.2	0.9		1.0
Total production costs	62.2		0.1	74.0		7.9
Adjustments, primarily for copper pricing on prior period open sales	5.7		9.9	3.0		3.5
Gross profit per pound of copper	77.5		90.4	60.1		73.0

PT Freeport Indonesia, 100% Aggregate Operating Data
Ore milled (metric tons per day)	194,000	211,400	170,100	223,600
Average ore grade
Copper (percent)	.83	1.08	.73	1.16
Gold (grams per metric ton)	.79	1.79	.73	1.65
Recovery rates (percent)
Copper	87.8	90.0	87.1	89.4
Gold	81.3	88.5	81.4	87.7
Copper (recoverable)
Production (000s of pounds)	275,900	402,800	623,800	1,338,000
Production (metric tons)	125,200	182,700	283,000	606,900
Sales (000s of pounds)	282,000	407,100	622,900	1,339,200
Sales (metric tons)	127,900	184,700	282,500	607,500
Gold (recoverable ounces)
Production	358,600	977,100	873,500	2,806,400
Sales	372,300	980,200	872,000	2,802,800

a.

Amounts were $367.72 in the third quarter of 2003 and $353.92 in the first nine months of 2003 before hedging gains resulting from redemption of FCX’s Gold-Denominated Preferred Stock.

b.

Net of deferred mining costs totaling $23.7 million (9.0 cents per pound) in the third quarter of 2004, $15.7 million (4.6 cents per pound) in the third quarter of 2003, $81.4 million (14.2 cents per pound) in the first nine months of 2004 and $37.4 million (3.3 cents per pound) in the first nine months of 2003.

Mill throughput averaged 194,000 metric tons of ore per day in the third quarter of 2004, 211,400 metric tons of ore in the third quarter of 2003, 170,100 metric tons of ore in the first nine months of 2004 and 223,600 metric tons of ore in the first nine months of 2003.  The lower mill throughput rates in 2004 reflect the mining of lower grade material and accelerated waste removal activities at the Grasberg open pit following the fourth-quarter 2003 slippage and debris flow events.  Throughput in the third quarter of 2004 was also affected by the processing of ore types requiring additional grinding.  Mill throughput, which varies depending on ore types being processed, is expected to average approximately 220,000-230,000 metric tons per day in the fourth quarter of 2004.  Approximate average daily throughput processed at our mill facilities from each of our producing mines follows (metric tons of ore per day):

	Third Quarter		Nine Months
	2004	2003	2004	2003
Grasberg open pit	150,800	165,200	125,400	174,800
Deep Ore Zone underground mine	43,200	42,600	44,700	39,800
Intermediate Ore Zone underground mine	-	3,600	-	9,000
Total mill throughput	194,000	211,400	170,100	223,600

Production from the Deep Ore Zone (DOZ) underground mine averaged 43,200 metric tons of ore per day, representing 22 percent of total third-quarter 2004 mill throughput.  DOZ operations continue to perform above design capacity of 35,000 metric tons of ore per day.  PT Freeport Indonesia expects to increase the sustained capacity of the DOZ underground operation to 50,000 metric tons per day with the addition of a second crusher and additional ventilation.  PT F reeport Indonesia ’s share of capital expenditures for the DOZ expansion in the period 2004 through the projected first-half 2007 ramp-up are expected to approximate $37 million, with $23 million estimated for 2005. The DOZ, a block cave operation, is one of the world’s largest underground operations.  The Intermediate Ore Zone underground mine was depleted during the third quarter of 2003, producing almost 30 percent more copper and gold throughout its 10-year life than the initial reserve estimates.

Third-quarter 2004 copper ore grades averaged 0.83 percent, compared with 1.08 percent in the third quarter of 2003 and 0.67 percent in the first half of 2004.  Copper recovery rates were 87.8 percent for the third quarter of 2004, compared with 90.0 percent for the third quarter of 2003.  In the third quarter of 2004, ore milled averaged 0.79 grams per metric ton (g/t) of gold, compared with 1.79 g/t in the third quarter of 2003 and 0.69 g/t in the first half of 2004.  Gold recovery rates were 81.3 percent for the third quarter of 2004, compared with 88.5 percent for the third quarter of 2003.  The mining of lower grade material resulted in lower 2004 recovery rates.  Compared to the first nine months of 2004, ore grades are expected to be higher for the fourth quarter of 2004 and for 2005 resulting in increased metal production in the fourth quarter of 2004 and in 2005.  Gold recovery rates are expected to improve with the higher ore grades.

Unit net cash production costs, including gold and silver credits, averaged $0.44 per pound of copper during the third quarter of 2004, compared with a net credit of $(0.16) per pound for the third quarter of 2003.  Higher unit site production and delivery costs in the 2004 period reflected significantly lower sales volumes resulting from lower ore grades, and the primarily fixed nature of a large portion of PT Freeport Indonesia’s cost structure.  In addition, higher energy and maintenance costs in 2004 also increased our unit costs.

Unit site production and delivery costs in the third quarter of 2004 averaged $0.75 per pound of copper, $0.27 per pound higher than the $0.48 reported in the third quarter of 2003.  For the first nine months of 2004, unit site production and delivery costs of $0.91 per pound were $0.49 per pound higher than the $0.42 per pound in the 2003 period.  Unit production and delivery costs are net of deferred mining costs of $0.09 per pound ($23.7 million) for the third quarter of 2004, $0.05 per pound ($15.7 million) for the third quarter of 2003, $0.14 per pound ($81.4 million) for the first nine months of 2004 and $0.03 per pound ($37.4 million) for the first nine months of 2003.  The increase in deferred mining costs primarily reflects PT Freeport Indonesia’s accelerated waste removal efforts.  PT Freeport Indonesia’s third-quarter 2004 waste to ore ratio averaged 3.4 to 1, compared with a life-of-mine average ratio of 2.2 to 1.  An increase in the sustained capacity of the DOZ underground operation as discussed above would result in a higher life-of-mine average waste to ore ratio.

Unit treatment charges vary with the price of copper, and royalty rates vary with prices of copper and gold.  In addition, treatment charges vary based on PT Freeport Indonesia’s customer mix.  Royalties of $0.04 per pound were nearly $0.02 per pound above the year-ago period because of higher prices.  The copper royalty rate payable by PT Freeport Indonesia under its Contract of Work varies from 1.5 percent of copper net revenue at a copper price of $0.90 or less per pound to 3.5 percent at a copper price of $1.10 or more per pound.  The Contract of Work royalty rate for gold and silver sales is 1.0 percent.  In connection with our fourth concentrator mill expansion completed in 1998, PT Freeport Indonesia agreed to pay the Government of Indonesia voluntary additional royalties (royalties not required by the Contract of Work) to provide further support to the local governments and the people of the Indonesian province of Papua (see Note 1 of “Notes to Consolidated Financial Statements” in our 2003 Annual Report on Form 10-K).  As a result of the recent rise in copper prices, we expect our 2004 and 2005 royalty costs to increase compared with 2003 royalty costs of $26.5 million.  If copper prices average $1.30 per pound and gold prices average $400 per ounce in the fourth quarter of 2004, we would expect royalty costs to total approximately $43 million ($0.04 per pound) for 2004 and $85 million ($0.06 per pound) for 2005.  These estimates assume 2004 sales volumes of 1.0 billion pounds of copper and 1.45 million ounces of gold, and 2005 sales volumes of 1.5 billion pounds of copper and 2.9 million ounces of gold.

Assuming fourth-quarter 2004 average prices of $1.30 per pound for copper and $400 per ounce for gold, and copper and gold sales of 1.0 billion pounds and 1.45 million ounces for 2004, and 1.5 billion pounds and 2.9 million ounces for 2005, PT Freeport Indonesia estimates its net cash production costs, including gold credits, would average approximately $0.40 per pound in 2004 ($0.18 per pound for the 2004 fourth quarter) and that its gold credits would essentially offset its cash production costs, resulting in net cash production costs of approximately zero cents per pound for the year 2005.  The weighted average net cash production cost for the two-year period would approximate $0.16 per pound.  Estimated unit cash costs reflect recent increases in energy costs and treatment and refining charges.  Net unit cash production costs for 2005 would change by approximately $0.05 per pound for each $25 per ounce change in the average price of gold.  Forecasted unit costs are calculated on the same basis as the historical unit costs, which are discussed above and reconciled in “Product Revenues and Production Costs.”

The functional currency for our operations in Indonesia and Spain is the U.S. dollar.  All of our revenues and a significant portion of our costs are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in Indonesian rupiah, Australian dollars or euros. Generally, our results are positively affected when the U.S. dollar strengthens in relation to th o se foreign currencies and adversely affected when the U.S. dollar weakens in relation to th o se foreign currencies.

PT Freeport Indonesia recorded gains (losses) totaling $(0.3) million in the third quarter of 2004, $0.2 million in the third quarter of 2003, $0.5 million in the first nine months of 2004 and $(1.7) million in the first nine months of 2003 related to its rupiah-denominated net monetary assets and liabilities.  PT Freeport Indonesia’s labor costs are mostly rupiah denominated.  At estimated annual aggregate rupiah payments of 1.3 trillion and an exchange rate of 9,155 rupiah to one U.S. dollar, the exchange rate as of September 30, 2004, a one-thousand-rupiah increase in the exchange rate would result in an approximate $14 million decrease in aggregate annual operating costs.  A one-thousand-rupiah decrease in the exchange rate would result in an approximate $17 million increase in aggregate annual operating costs.

PT Freeport Indonesia purchases certain materials and supplies denominated in Australian dollars.  At estimated annual aggregate Australian dollar payments of 200 million, a $0.01 increase or decrease in the exchange rate would result in an approximate $2 million change in aggregate annual costs.  The exchange rate at September 30, 2004 was $0.72 to one Australian dollar.

At times, PT Freeport Indonesia has entered into foreign currency forward contracts to hedge a portion of its aggregate anticipated Indonesian rupiah and Australian dollar payments.  As of September 30, 2004, PT Freeport Indonesia had foreign currency contracts to hedge 450.0 billion in rupiah payments from April 2005 through December 2005, or approximately 34 percent of aggregate projected rupiah payments for 2005, at an average exchange rate of 10,059 rupiah to one U.S. dollar.  PT Freeport Indonesia accounts for these contracts as cash flow hedges.

Exploration Activities

PT-FI has completed drilling and received all assays for a 47,650-meter, 92-hole diamond drilling program at Deep MLZ.  The drilling intercepted mineralized zones in 75 of the 92 holes with lengths ranging from 24 meters to 737 meters (average of 326 meters) with interval grades ranging from 0.41 percent to 7.11 percent copper equivalent (averaging approximately 1.8 percent copper equivalent).  PT-FI is completing engineering studies required for reserve determination and expects to add ore reserves on the eastern side of the target by year-end 2004.  Additional engineering studies evaluating drill results on the western side of the Deep MLZ are expected to be completed in 2005.  Pursuant to FCX’s joint venture arrangements with Rio Tinto, Rio Tinto is entitled to a 40 percent interest in any Deep MLZ reserve additions.  Copper equivalent percentage is used to express the relative value of multi-metal ores in terms of one metal, in this case, copper.  The calculation expresses the relative value of the ore using estimates of contained metal quantities, metal prices, recovery rates, treatment charges and royalties.

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

Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and income to Atlantic Copper and PT Smelting.  Through downstream integration, we are assured placement of a significant portion of our concentrate production and achieve operating hedges for treatment and refining charges. While low smelting and refining charges in recent times adversely affected the operating results of Atlantic Copper, they benefited the operating results of PT Freeport Indonesia’s mining operations.  Treatment and refining charge rates are currently increasing.  Higher future treatment and refining charges will benefit our smelter operations and adversely affect our mining operations.  Taking into account taxes and minority ownership interests, an equivalent change in smelting and refining charge rates would essentially offset in our consolidated operating results.

Atlantic Copper Operating Results
($ In Millions)	Third Quarter		Nine Months
	2004	2003	2004	2003
Gross profit (loss)	$(8.3)	$(3.1)	$(53.1)	$(1.5)
Add depreciation and amortization expense	7.1	7.1	21.2	21.2
Other	0.4	1.7	4.4	2.0
Cash margin (deficit)	$(0.8)	$5.7	$(27.5)[a]	$21.7

Operating loss	$(11.6)	$(5.9)	$(62.5)	$(9.5)
Concentrate and scrap treated (metric tons)	231,300	253,000	547,900	739,700
Anodes production (000s of pounds)	145,200	173,400	352,100	496,800
Cathodes, wire rod and wire sales (000s of pounds)	128,100	127,100	342,500	406,000
Gold sales in anodes and slimes (ounces)	72,200	213,600	249,000	661,200

a.   Includes costs related to Atlantic Copper’s 51-day major maintenance turnaround totaling $27.5 million.

Atlantic Copper returned to normal operations on May 12, 2004 following the completion of a 51-day scheduled major maintenance turnaround that began in March 2004, adversely affecting nine-month 2004 results. Atlantic Copper’s operating cash margin was a $0.8 million deficit in the 2004 quarter, compared with a positive $5.7 million in the 2003 quarter, and a $27.5 million deficit in the first nine months of 2004, compared with a positive $21.7 million in the first nine months of 2003.  The deficit in the first nine months of 2004 was primarily because of Atlantic Copper’s major maintenance turnaround.

Atlantic Copper treated 231,300 metric tons of concentrate and scrap in the third quarter of 2004, compared with 253,000 metric tons in the year ago period.  For the nine-month periods, concentrate and scrap treated totaled 547,900 metric tons in 2004 and 739,700 metric tons in 2003.  Cathode production totaled 131.0 million pounds and sales totaled 128.1 million pounds during the third quarter of 2004, compared with 135.3 million pounds and 127.1 million pounds during the third quarter of 2003.  For the nine-month periods, cathode production totaled 327.3 million pounds and sales totaled 342.5 million pounds during 2004, compared with 408.1 million pounds and 406.0 million pounds during 2003.  Atlantic Copper’s cathode cash production costs per pound of copper, before currency hedging, averaged $0.16 in the third quarter of 2004, $0.15 in the third quarter of 2003, $0.28 in the first nine months of 2004 and $0.16 in the first nine months of 2003.  Unit costs for 2004 were adversely affected by lower production and higher costs from the maintenance turnaround.  Treatment charges Atlantic Copper receives continued at historically low levels averaging $0.15 per pound for the third quarter and first nine months of 2004 and $0.16 per pound for the third quarter and first nine months of 2003.

Atlantic Copper reported operating losses of $11.6 million for the third quarter of 2004, $5.9 million for the third quarter of 2003, $62.5 million for the first nine months of 2004 and $9.5 million for the first nine months of 2003. The higher losses in the third quarter of 2004 reflect lower treatment charges and higher unit costs partly caused by lower production levels, compared with the third quarter of 2003.  Atlantic Copper’s fourth quarter production is expected to be adversely affected by 4 days of outages in October for a labor strike at its Huelva smelter facility and 4 days for repairs to its waste heat boiler.  Atlantic Copper has undertaken a cost reduction and operational enhancement plan, which is currently being implemented.   T he plan has been designed to reduce unit costs , including a reduction in workforce, and enhance operating and administrative efficiencies.  Atlantic Copper expects to record an approximate $14 million charge related to workforce reductions expected to be implemented in the fourth quarter of 2004 .   Projected annual cost savings resulting from these reductions approximate $6 million.   The effect of the 51-day turnaround on Atlantic Copper’s results for the first nine months of 2004 was approximately $40 million, including an approximate $12 million impact from lower volumes.  Major maintenance turnarounds of this duration typically occur approximately every nine years for Atlantic Copper, with significantly shorter term maintenance turnarounds occurring in the interim.

We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until the final sales to third parties occur.  Changes in these net deferrals resulted in reductions to our operating income totaling $15.1 million ($7.7 million to net income) in the third quarter of 2004 and an addition of $23.6 million ($12.1 million to net income) in the first nine months of 2004.  The third quarter reduction in net income was lower than previous estimates primarily because of the timing of sales to affiliated smelters.  In the third quarter of 2003, changes in these net deferrals increased operating income by $4.8 million ($2.5 million to net income) and reduced operating income by $31.1 million ($16.0 million) in the first nine months of 2003.

At September 30, 2004, our net deferred profits on PT Freeport Indonesia concentrate inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income totaled $16.8 million.  We expect that the net deferral of profits on PT Freeport Indonesia’s sales to Atlantic Copper and PT Smelting will result in a reduction to net income in the fourth quarter of 2004 as PT Freeport Indonesia’s production and shipments to affiliated smelters increase.  Based on current copper and gold prices and shipping schedules, we estimate the change in deferred intercompany profits on PT Freeport Indonesia sales to Atlantic Copper and PT Smelting will approximate a $19 million reduction to net income in the fourth quarter of 2004.  The estimated change in deferred intercompany profits may differ substantially because of changes in the timing of shipments to affiliated smelters and metal prices.

The majority of Atlantic Copper’s revenues are denominated in U.S. dollars; however, operating costs, other than concentrate purchases, and certain asset and liability accounts are denominated in euros.  Atlantic Copper’s estimated annual euro payments total approximately 100 million euros.  At a September 30, 2004, exchange rate of $1.24 per euro, a $0.05 increase or decrease in the exchange rate would result in an approximate $5 million change in annual costs.

In March 2004, we used a portion of the proceeds from the sale of our 6⅞% Senior Notes to repay $162.4 million of Atlantic Copper borrowings (see “Capital Resources and Liquidity – Financing Activities”). Atlantic Copper recorded a $3.7 million ($0.02 per share) accounting charge for losses on early extinguishment of debt.  As of September 30, 2004, FCX’s net investment in Atlantic Copper totaled approximately $119 million, FCX had $189.5 million of loans outstanding to Atlantic Copper and Atlantic Copper’s debt under financing arrangements that are nonrecourse to FCX totaled $60.5 million.

Atlantic Copper had euro-denominated net monetary liabilities at September 30, 2004, totaling $41.3 million recorded at an exchange rate of $1.24 per euro.  The exchange rate was $1.22 per euro at June 30, 2004, and $1.26 per euro at December 31, 2003.  Adjustments to Atlantic Copper’s euro-denominated net liabilities to reflect changes in the exchange rate are recorded in other income (expense) and totaled $(0.8) million in the third quarter of 2004, $(1.5) million in the third quarter of 2003, $1.1 million in the first nine months of 2004 and $(7.8) million in the first nine months of 2003.

PT Smelting Operating Results
	Third Quarter		Nine Months
	2004	2003	2004	2003
	(In Millions)
PT Freeport Indonesia sales to PT Smelting	$181.6	$154.5	$474.8	$430.4
Equity in PT Smelting earnings (losses)	2.7	1.3	(0.2)	4.2
PT Freeport Indonesia operating profits deferred	0.5	1.2	2.5	5.6

PT Freeport Indonesia accounts for its 25 percent interest in PT Smelting using the equity method and provides PT Smelting with substantially all of its concentrate requirements.  During the second quarter of 2004, PT Smelting completed a 31-day maintenance turnaround and resumed normal operations.  Major maintenance turnarounds of this duration typically occur approximately every four years for PT Smelting, with significantly shorter term maintenance turnarounds in the interim.  PT Smelting also completed a refinery expansion during the maintenance turnaround, increasing its production capacity to approximately 250,000 metric tons of copper metal per year.  PT Smelting treated 228,100 metric tons of concentrate (a quarterly record) in the third quarter of 2004, 209,900 metric tons in the 2003 quarter, 530,800 metric tons in the first nine months of 2004 and 630,600 metric tons in the first nine months of 2003.

PT Smelting reported record quarterly production of 136.3 million pounds of cathodes and record quarterly sales of 135.8 million pounds of cathodes in the third quarter of 2004, compared with production of 125.2 million pounds and sales of 123.6 million pounds during the third quarter of 2003.  For the first nine months of 2004, cathode production totaled 320.2 million pounds and sales totaled 317.5 million pounds, compared with nine-month 2003 totals of 370.3 million pounds and 368.6 million pounds.  PT Smelting’s unit cathode cash production costs averaged $0.09 per pound in the third quarter of 2004, $0.10 per pound in the third quarter of 2003, $0.13 per pound in the first nine months of 2004 and $0.10 per pound in the first nine months of 2003.  The nine-month 2004 unit costs reflect the impact of lower volumes in 2004 resulting from the scheduled maintenance turnaround.

OTHER FINANCIAL RESULTS

The FCX/Rio Tinto joint ventures incurred $3.2 million of aggregate exploration costs in the third quarter of 2004, $3.0 million in the third quarter of 2003, $11.1 million in the first nine months of 2004 and $8.2 million in the first nine months of 2003.  Our exploration program for 2004 is focused on the Block A area of our Contract of Work, primarily the Deep MLZ target discussed earlier, that have potential to add reserves and to provide information to support future exploration.  Our share of these exploration costs , which are charged to expense , totaled $2.0 million in the third quarter of 2004, $1.7 million in the third quarter of 2003, $7.0 million in the first nine months of 2004 and $5.0 million in the first nine months of 2003.

General and administrative expenses were $26.2 million in the third quarter of 2004 and $16.4 million in the third quarter of 2003.  For the first nine months of 2004, general and administrative expenses totaled $64.3 million, compared with $53.6 million for the first nine months of 2003.  The cost of our outstanding stock appreciation rights varies with the price of our common stock price, resulting in increases in general and administrative expenses totaling $3.3 million in the third quarter of 2004, $2.2 million in the third quarter of 2003, $2.0 million in the first nine months of 2004 and $4.0 million in the first nine months of 2003.  Our parent company charges PT Freeport Indonesia for the in-the-money value of exercised employee stock options.  These charges are eliminated in consolidation; however, PT Freeport Indonesia shares these charges with Rio Tinto and Rio Tinto’s reimbursements reduce our consolidated general and administrative expenses.  General and administrative expenses are net of Rio Tinto’s share of joint venture reimbursements for employee stock option exercises , which had an insignificant impact on third-quarter 2004 general and administrative expenses, but reduced general and administrative expenses by $7.4 million in the third quarter of 2003, $4.8 million in the first nine months of 2004 and $9.7 million in the first nine months of 2003.  In addition, in accordance with our joint venture agreement, Rio Tinto’s percentage share of general and administrative expenses in the 2004 periods is lower because of lower metal sales volumes.

Total interest cost (before capitalization) was $38.6 million in the third quarter of 2004, $48.8 million in the third quarter of 2003, $112.5 million in the first nine months of 2004 and $158.2 million in the first nine months of 2003.  Interest costs decreased in 2004 primarily as a result of lower debt , including  the conversions totaling all of the $603.8 million of our 8¼% Convertible Senior Notes into 42.3 million shares of common stock (see “Capital Resources and Liquidity – Financing Activities”).  First-quarter 2004 conversions of 8¼% Convertible Senior Notes also resulted in a $6.4 million reduction of interest expense for previously accrued amounts that were reclassified to losses on early extinguishment and conversion of debt.  Capitalized interests costs totaled $0.8 million in the third quarter of 2004, $0.7 million in the third quarter of 2003, $1.9 million in the first nine months of 2004 and $2.1 million in the first nine months of 2003.

CAPITAL RESOURCES AND LIQUIDITY

Operating Activities

Net cash provided by operations totaled $127.5 million during the third quarter of 2004, including $17.6 million received as our share of a partial advance payment from insurance coverage related to the fourth-quarter 2003 slippage and debris flow events, see discussion below, compared with $185.7 million in the third quarter of 2003. Net cash used in operating activities during the first nine months of 2004 totaled $61.4 million, including $199.9 million for working capital uses, compared with net operating cash flow provided by operating activities of $469.8 million, including $65.9 million for working capital uses, in the first nine months of 2003.  The decrease in 2004 from the prior year reflects significantly lower production and sales, the extended maintenance turnaround at Atlantic Copper and increased working capital requirements.  Although we have $195 million available under our revolving credit facility, no amounts have been borrowed under this facility.  At September 30, 2004, we had $314.1 million of cash and cash equivalents.

Operating activities are expected to generate positive cash flows for the fourth quarter of 2004 and for the foreseeable future based on anticipated operating results and metal prices.  Using current sales estimates and assuming metals prices of $1.30 per pound of copper and $400 per ounce of gold, we expect our consolidated operating cash flows to total approximately $250 million in the fourth quarter of 2004, bringing currently estimated 2004 operating cash flows to approximately $190 million.  These amounts reflect estimated changes in working capital resulting from the significant estimated sales volumes in the fourth quarter.  Estimated operating cash flows for 2005 using current sales estimates and the above pricing would exceed $1 billion.  Each $0.10 per pound change in copper prices would affect 2005 cash flows by approximately $75 million and each $25 per ounce change in gold prices would affect 2005 cash flows by approximately $36 million.

PT Freeport Indonesia maintains property damage and business interruption insurance related to its operations.  We have notified our insurers of the October 9 and December 12, 2003 events and are continuing to review with them the potential coverage for our losses from those events.  PT Freeport Indonesia’s $17.6 million share of an insurance payment received in the third quarter of 2004 has not been recorded as income.   When contingencies relating to the insurance coverage are resolved , we will include our share of the ultimate proceeds, net of taxes, in income.  Any losses covered by insurance would be subject to a substantial deductible and various coverage limits.  No assurance can be provided at this time about the extent to which our losses will be covered by insurance.

Investing Activities

Capital expenditures for PT Freeport Indonesia and Atlantic Copper totaled $108.4 million for the first nine months of 2004, compared to the $96.3 million reported in the first nine months of 2003.  Total capital expenditures for 2004 are expected to approximate $165 million, including approximately $24 million for long-term development projects, and are expected to total approximately $155 million in 2005, including approximately $23 million for the DOZ expansion and $18 million for long-term development projects.  We expect to fund our remaining 2004 and 2005 capital expenditures with operating cash flows and available cash.

We sold $6.7 million of our restricted investments in the first nine months of 2004 and $44.8 million in the first nine months of 2003 to pay scheduled semiannual interest due on our 8¼% Convertible Senior Notes. Conversions of the 8¼% Convertible Senior Notes during the first quarter of 2004 allowed us to sell an additional $15.1 million of our restricted investments.  In the first quarter of 2004, Atlantic Copper repaid a working capital revolving credit facility that was secured by certain copper concentrate inventory and $11.0 million of previously restricted cash became unrestricted.  As discussed below, in August 2003 we privately negotiated the early conversion of approximately 51 percent of our 8¼% Convertible Senior Notes.  Conversion of these notes allowed us to sell $27.0 million of our restricted investments.

In July 2003, we acquired the 85.7 percent ownership interest in PT Puncakjaya Power owned by affiliates of Duke Energy Corporation for $68.1 million cash, net of $9.9 million of cash acquired.  PT Freeport Indonesia purchases power from Puncakjaya Power under infrastructure asset financing arrangements.

In November 2004, a joint venture in which we own a 50 percent interest completed the sale to a real estate developer of a parcel of land in Arizona where the joint venture previously was engaged in a copper mining research project.  Our share of the net proceeds totaled approximately $21 million and we expect to recognize an approximate $20 million net gain after taxes in the fourth quarter of 2004.

Financing Activities

We completed several financing transactions during the first nine months of 2004 to reduce interest costs and to improve our financial position.  In July 2004, Standard & Poor’s upgraded our corporate credit rating to “B+” from “B;” however, our rating remains limited by Indonesia’s sovereign rating.  In January 2004, we completed a tender offer and privately negotiated transactions for a portion of our remaining 8¼% Convertible Senior Notes due 2006 resulting in the early conversion of $226.1 million of notes into 15.8 million shares of our common stock.  We recorded a $10.9 million charge to losses on early extinguishment and conversion of debt in connection with these conversions.  The $10.9 million charge included $6.4 million of previously accrued interest costs, resulting in an equivalent reduction in interest expense.  In June 2004, we called for redemption on July 31, 2004 the remaining $66.5 million of 8¼% Convertible Senior Notes.  During July, all of the se notes were converted into 4.7 million shares of our common stock. As of July 31, 2004, all of the 8¼% Convertible Senior Notes , which totaled $603.8 million at issuance in 2001, had been converted to FCX common stock ..

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

On March 30, 2004, we sold 1.1 million shares of 5½% Convertible Perpetual Preferred Stock for $1.1 billion, with net proceeds totaling $1.067 billion.  Each share of preferred stock was initially convertible into 18.8019 shares of our common stock, equivalent to a conversion price of approximately $53.19 per common share.  The conversion rate is adjustable upon the occurrence of certain events, including an adjustment in any quarter that our common stock dividend exceeds $0.20 per share.  In October 2004, FCX’s Board of Directors increased our common stock dividend rate to $1.00 per annum and declared a $0.25 dividend payable on November 1, 2004.  As a result, each share of preferred stock is now convertible in 18.8252 shares of FCX common stock, equivalent to a conversion price of approximately $53.12 per common share.  Beginning March 30, 2009, we may redeem shares of the preferred stock by paying cash, our common stock or any combination thereof for $1,000 per share plus unpaid dividends, but only if our common stock price has exceeded 130 percent of the conversion price for at least 20 trading days within a period of 30 consecutive trading days immediately preceding the notice of redemption.  We used a portion of the proceeds from the sale to purchase 23.9 million shares of FCX common stock owned by Rio Tinto for $881.9 million (approximately $36.85 per share) and used the remainder for general corporate purposes.  Rio Tinto no longer owns any equity interest in FCX; however, it is still PT Freeport Indonesia’s joint venture partner.

As discussed above, we took steps to improve Atlantic Copper’s liquidity and financial position during the first quarter of 2004 and repaid $162.4 million of Atlantic Copper’s debt, reducing their third-party debt to $60.5 million at September 30, 2004.  In April 2004, we prepaid $66.2 million of our vendor equipment financing.  We have no amounts outstanding under our $195 million credit facility.

As of September 30, 2004, we had total unrestricted cash and cash equivalents of $314.1 million and total outstanding debt of $2.0 billion.  In February 2003, our Board of Directors authorized the initiation of an annual cash dividend on our common stock of $0.36 per share ($0.09 payable quarterly), increased the dividend in October 2003 to an annual rate of $0.80 per share and increased the dividend again in October 2004 to an annual rate of $1.00 per share.  The dividend will be payable quarterly ($0.25 per share) and the increase has been reflected beginning with the November 1, 2004 dividend payment.  Dividend payments on common stock totaled $109.4 million in the first nine months of 2004 and $26.3 million in the first nine months of 2003.  The declaration and payment of dividends is at the discretion of the Board and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board.  Pursuant to the restricted payment covenants in our 10⅛% Senior Notes and 6⅞% Senior Notes, the amount available for dividend payments and other restricted payments as of September 30, 2004, was approximately $460 million.

On August 1, 2004, we funded the sixth of eight scheduled annual redemption payments on our Silver-Denominated Preferred Stock for $13.9 million.  The mandatory redemption resulted in a $12.5 million decrease in debt and a hedging loss to revenues of $1.4 million ($0.7 million to net income or less than $0.01 per share) in the third quarter of 2004.

In 2003, the Board approved a new open market share purchase program for up to 20 million shares, which replaced our previous program.  Under this new program, we acquired 3.4 million shares during the second quarter of 2004 for $99.5 million, $29.39 per share, and 16.6 million shares remain available.  No shares were purchased during the third quarter of 2004 and through November 3, 2004.  The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flow and financial position, and general economic and market conditions.

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

On August 1, 2003, we redeemed 6.0 million shares of Gold-Denominated Preferred Stock for $210.5 million and partially redeemed our Silver-Denominated Preferred Stock for $10.8 million.  The mandatory redemptions resulted in a $245.1 million decrease in debt and a hedging gain to revenues of $23.8 million ($12.2 million to net income or $0.06 per share) for the third quarter of 2003.

In August 2003, we privately negotiated the early conversion of approximately 51 percent of our 8¼% Convertible Senior Notes, which resulted in a $311.1 million reduction in debt.  The holders converted their notes into 21.76 million shares of FCX’s common stock and received $23.0 million in cash from restricted cash held in escrow for payment of future interest on these notes.  We recorded charges totaling $24.7 million ($24.2 million to net income or $0.12 per share) related to the conversion of the 8¼% Convertible Senior Notes.

In October 2003, FCX and PT Freeport Indonesia entered into an amended revolving credit facility that provides a commitment of $195 million, which may be increased to $350 million with additional lender commitments, and matures in September 2006.  We recorded charges totaling $5.6 million ($3.7 million to net income or $0.02 per share) in the third quarter of 2003 to accelerate amortization of deferred financing costs related to the prior credit facility.

Below is a summary (in millions) of our debt maturities, including mandatorily redeemable preferred stock, based on loan balances as of September 30, 2004, and the September 30, 2004, London P.M. gold fixing price for one ounce of gold ($415.65) and the London silver fixing price for one ounce of silver ($6.67) in the London bullion market (which determine the preferred stock redemption amounts).

	2004	2005	2006	2007	2008	Thereafter
PT Puncakjaya Power bank debt	$12.4	$51.6	$37.2	$28.0	$36.0	$34.2
Redeemable preferred stock[a]	-	15.9	194.8	-	-	-
Atlantic Copper debt	2.5	3.7	0.2	54.2	-	-
Equipment loans and other	1.6	6.4	13.3	13.5	13.6	27.1
7.50% Senior Notes due 2006	-	-	66.5	-	-	-
10⅛% Senior Notes due 2010	-	-	-	-	-	500.0
7% Convertible Senior Notes due 2011[b]	-	-	-	-	-	575.0
6⅞% Senior Notes due 2014	-	-	-	-	-	340.3
7.20% Senior Notes due 2026	-	-	-	-	-	4.5
Total debt maturities	$16.5	$77.6	$312.0	$95.7	$49.6	$1,481.1

a.

Represents $15.9 million in 2005 and 2006 for our Silver-Denominated Preferred Stock and $178.9 million in February 2006 for our Gold-Denominated Preferred Stock, Series II.

b.

Conversion price is $30.87 per share.

Other Contractual Obligations

In August 2004, we entered into contracts for two aircraft to replace existing aircraft provid ing transportation services for our Indonesian operations.  Obligations under these contracts are accounted for as operating leases and rental payments total $1.6 million annually for five years.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our expectations regarding future performance.  Forward-looking statements are all statements other than historical facts, such as those regarding anticipated sales volumes, ore grades, commodity prices, royalties costs, unit cash production costs, capital expenditures, cash flows, debt maturities and other financial commitments.  We caution you that these statements are not guarantees of future performance, and our actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements.  Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include unanticipated mining, milling and other processing problems, accidents that lead to personal injury or property damage, persistent commodity price reductions, changes in political, social or economic circumstances in our area of operations, variances in ore grades, labor relations, adverse weather conditions, the speculative nature of mineral exploration, fluctuations in interest rates and other adverse financial market conditions, and other factors described in more detail under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2003.

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

Three Months Ended September 30, 2004
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold	Silver	Total
Revenues	$349,395	$349,395	$139,919	$5,249	$494,563

Site production and delivery	196,635	138,917	55,631	2,087	196,635
Gold and silver credits	(145,168)	-	-	-	-
Treatment charges	51,367	36,290	14,532	545	51,367
Royalty on metals	11,601	8,196	3,282	123	11,601
Net cash production costs	114,435	183,403	73,445	2,755	259,603
Depreciation and amortization	46,135	32,593	13,052	490	46,135
Reclamation, noncash and other	2,237	1,580	633	24	2,237
Total production costs	162,807	217,576	87,130	3,269	307,975
Adjustments, primarily for copper pricing on prior period open sales and silver hedging	16,281	17,722	-	(1,441)	16,281
Gross profit	$202,869	$149,541	$52,789	$539	$202,869

Pounds of copper sold (000s)	261,900	261,900
Ounces of gold sold			350,000
Ounces of silver sold				837,800

Gross profit per pound of copper (cents)/per ounce of gold and silver ($):
Revenues	134.0	134.0	398.89	5.25

Site production and delivery	75.1	53.0	158.95	2.49
Gold and silver credits	(55.4)	-	-	-
Treatment charges	19.6	13.9	41.52	0.65
Royalty on metals	4.4	3.1	9.38	0.15
Net cash production costs	43.7	70.0	209.85	3.29
Depreciation and amortization	17.6	12.4	37.29	0.58
Reclamation, noncash and other	0.9	0.6	1.81	0.03
Total production costs	62.2	83.0	248.95	3.90
Adjustments, primarily for copper pricing on prior period open sales and silver hedging	5.7	6.1	0.88	(0.71)
Gross profit per pound/ounce	77.5	57.1	150.82	0.64

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$494,563	$196,635	$46,135
Reclamation, noncash and other per above	N/A	2,237	N/A
Less: Treatment charges per above	(51,367)	N/A	N/A
Royalty per above	(11,601)	N/A	N/A
Adjustments, primarily for copper pricing on prior period open sales and hedging per above	16,281	N/A	N/A
Mining and exploration segment	447,876	198,872	46,135
Smelting and refining segment	222,184	223,384	7,114
Eliminations and other	(69,504)	(54,240)	2,506
As reported in FCX’s consolidated financial statements	$600,556	$368,016	$55,755

Three Months Ended September 30, 2003
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold	Silver	Total
Revenues	$277,744	$277,744	$282,723	$5,891	$566,358

Site production and delivery	164,087	80,469	81,911	1,707	164,087
Gold and silver credits	(288,614)	-	-	-	-
Treatment charges	61,656	30,236	30,779	641	61,656
Royalty on metals	8,844	4,337	4,415	92	8,844
Net cash production costs (credits)	(54,027)	115,042	117,105	2,440	234,587
Depreciation and amortization	53,747	26,358	26,830	559	53,747
Reclamation, noncash and other	785	385	392	8	785
Total production costs	505	141,785	144,327	3,007	289,119
Adjustments, primarily for copper pricing on prior period open sales and gold/silver hedging	34,498	10,666	22,110	1,722	34,498
Gross profit	$311,737	$146,625	$160,506	$4,606	$311,737

Pounds of copper sold (000)	344,900	344,900
Ounces of gold sold			763,500
Ounces of silver sold				1,182,300

Gross profit per pound of copper (cents)/per ounce of gold and silver ($):
Revenues	80.6	80.6	387.75	5.25

Site production and delivery	47.5	23.3	107.28	1.44
Gold and silver credits	(83.7)	-	-	-
Treatment charges	17.9	8.8	40.31	0.54
Royalty on metals	2.6	1.3	5.78	0.08
Net cash production costs (credits)	(15.7)	33.4	153.37	2.06
Depreciation and amortization	15.6	7.6	35.14	0.47
Reclamation, noncash and other	0.2	0.1	0.51	0.01
Total production costs	0.1	41.1	189.02	2.54
Adjustments, primarily for copper pricing on prior period open sales and gold/silver hedging	9.9	3.0	11.49	1.19
Gross profit per pound/ounce	90.4	42.5	210.22	3.90

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$566,358	$164,087	$53,747
Reclamation, noncash and other per above	N/A	785	N/A
Less: Treatment charges per above	(61,656)	N/A	N/A
Royalty per above	(8,844)	N/A	N/A
Reclamation costs incurred	N/A	(298)	N/A
Adjustments, primarily for copper pricing on prior period open sales and hedging per above	34,498	N/A	N/A
Mining and exploration segment	530,356	164,574	53,747
Smelting and refining segment	202,891	198,872	7,067
Eliminations and other	(101,257)	(99,819)	3,165
As reported in FCX’s consolidated financial statements	$631,990	$263,627	$63,979

Nine Months Ended September 30, 2004
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold	Silver	Total
Revenues	$755,834	$755,834	$327,229	$13,991	$1,097,054

Site production and delivery	520,180	358,387	155,159	6,634	520,180
Gold and silver credits	(341,220)	-	-	-	-
Treatment charges	118,759	81,821	35,423	1,515	118,759
Royalty on metals	24,323	16,758	7,255	310	24,323
Net cash production costs	322,042	456,966	197,837	8,459	663,262
Depreciation and amortization	96,738	66,649	28,855	1,234	96,738
Reclamation, noncash and other	5,207	3,587	1,554	66	5,207
Total production costs	423,987	527,202	228,246	9,759	765,207
Adjustments, primarily for copper pricing on prior period open sales and silver hedging	11,929	13,370	-	(1,441)	11,929
Gross profit	$343,776	$242,002	$98,983	$2,791	$343,776

Pounds of copper sold (000s)	572,400	572,400
Ounces of gold sold			824,900
Ounces of silver sold				2,216,000

Gross profit per pound of copper (cents)/per ounce of gold and silver ($):
Revenues	131.1	131.1	396.33	5.54

Site production and delivery	90.9	62.6	188.09	2.99
Gold and silver credits	(59.6)	-	-	-
Treatment charges	20.7	14.3	42.94	0.68
Royalty on metals	4.2	2.9	8.80	0.14
Net cash production costs	56.2	79.8	239.83	3.81
Depreciation and amortization	16.9	11.6	34.98	0.56
Reclamation, noncash and other	0.9	0.6	1.88	0.03
Total production costs	74.0	92.0	276.69	4.40
Adjustments, primarily for copper pricing on prior period open sales and silver hedging	3.0	3.2	0.35	0.12
Gross profit per pound/ounce	60.1	42.3	119.99	1.26

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$1,097,054	$520,180	$96,738
Reclamation, noncash and other per above	N/A	5,207	N/A
Less: Treatment charges per above	(118,759)	N/A	N/A
Royalty per above	(24,323)	N/A	N/A
Adjustments, primarily for copper pricing on prior period open sales and hedging per above	11,929	N/A	N/A
Mining and exploration segment	965,901	525,387	96,738
Smelting and refining segment	605,137	637,042	21,209
Eliminations and other	(123,963)	(147,122)	5,808
As reported in FCX’s consolidated financial statements	$1,447,075	$1,015,307	$123,755

Nine Months Ended September 30, 2003
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold	Silver	Total
Revenues	$877,499	$877,499	$778,946	$17,375	$1,673,820

Site production and delivery	478,753	250,986	222,797	4,970	478,753
Gold and silver credits	(796,321)	-	-	-	-
Treatment charges	199,828	104,760	92,994	2,074	199,828
Royalty on metals	25,498	13,367	11,866	265	25,498
Net cash production costs (credits)	(92,242)	369,113	327,657	7,309	704,079
Depreciation and amortization	168,679	88,430	78,498	1,751	168,679
Reclamation, noncash and other	11,028	5,781	5,133	114	11,028
Total production costs	87,465	463,324	411,288	9,174	883,786
Adjustments, primarily for copper pricing on prior period open sales and gold/silver hedging	36,586	12,754	22,110	1,722	36,586
Gross profit	$826,620	$426,929	$389,768	$9,923	$826,620

Pounds of copper sold (000)	1,132,100	1,132,100
Ounces of gold sold			2,196,600
Ounces of silver sold				3,726,900

Gross profit per pound of copper (cents)/per ounce of gold and silver ($):
Revenues	77.4	77.4	364.04	5.10

Site production and delivery	42.3	22.2	101.43	1.33
Gold and silver credits	(70.3)	-	-	-
Treatment charges	17.7	9.3	42.34	0.56
Royalty on metals	2.3	1.2	5.40	0.07
Net cash production costs (credits)	(8.0)	32.7	149.17	1.96
Depreciation and amortization	14.9	7.8	35.74	0.47
Reclamation, noncash and other	1.0	0.5	2.34	0.03
Total production costs	7.9	41.0	187.25	2.46
Adjustments, primarily for copper pricing on prior period open sales and gold/silver hedging	3.5	1.3	0.65	0.02
Gross profit per pound/ounce	73.0	37.7	177.44	2.66

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$1,673,820	$478,753	$168,679
Reclamation, noncash and other per above	N/A	11,028	N/A
Less: Treatment charges per above	(199,828)	N/A	N/A
Royalty per above	(25,498)	N/A	N/A
Reclamation costs incurred	N/A	(1,141)	N/A
Adjustments, primarily for copper pricing on prior period open sales and hedging per above	36,586	N/A	N/A
Mining and exploration segment	1,485,080	488,640	168,679
Smelting and refining segment	631,967	612,299	21,158
Eliminations and other	(351,006)	(312,434)	10,213
As reported in FCX’s consolidated financial statements	$1,766,041	$788,505	$200,050

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

Below is a reconciliation of our smelting and refining segment production costs reported in our consolidated financial statements to the production costs used to calculate Atlantic Copper’s cathode cash production cost per pound of copper (in thousands, except per pound amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Smelting and refining segment production costs reported in FCX’s consolidated financial statements	$223,384	$198,872	$637,042 [a]	$612,299
Less:
Raw material purchase costs	(36,358)	(82,267)	(204,236)	(252,865)
Production costs of wire rod and wire	(127,938)	(12,241)	(212,228)	(48,072)
Production costs of anodes sold	(1,656)	(4,532)	(2,070)	(11,237)
Currency hedging	-	2,272	-	6,388
Other	(430)	(406)	(5,195)	110
Credits:
Gold and silver revenues	(30,081)	(75,515)	(104,104)	(227,775)
Acid and other by-product revenues	(5,713)	(5,224)	(18,085)	(14,570)
Production costs used in calculating cathode cash production cost per pound	$21,208	$20,959	$91,124	$64,278

Pounds of cathode produced	131,000	135,300	327,300	408,100

Cathode cash production cost per pound before hedging	$0.16	$0.15	$0.28	$0.16

a.

Includes $27.5 million, $0.14 per pound, for costs related to Atlantic Copper’s major maintenance turnaround.

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

Below is a reconciliation of the production costs used to calculate PT Smelting’s cathode cash production cost per pound of copper to our equity in PT Smelting earnings (losses) reported in our consolidated financial statements (in thousands, except per pound amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating costs – PT Smelting (100%)	$15,480	$14,486	$49,240	$41,914
Add: Gold and silver refining charges	1,327	1,734	3,039	4,597
Less: Acid and other by-product revenues	(4,065)	(2,949)	(9,547)	(6,837)
Production cost of anodes sold	(162)	(626)	(249)	(3,834)
Other	(428)	(438)	412	394
Production costs used in calculating cathode cash production cost per pound	$12,152	$12,207	$42,895	$36,234

Pounds of cathode produced	136,300	125,200	320,200	370,300

Cathode cash production cost per pound	$0.09	$0.10	$0.13	$0.10

Reconciliation to Amounts Reported
Operating costs per above	$(15,480)	$(14,486)	$(49,240)	$(41,914)
Other costs	(250,338)	(198,487)	(585,245)	(565,766)
Revenue and other income	276,771	218,389	634,297	625,366
PT Smelting net income (loss)	10,953	5,416	(188)	17,686

PT Freeport Indonesia’s 25% equity interest	2,738	1,354	(47)	4,422
Amortization of excess investment cost	(60)	(60)	(181)	(181)
Equity in PT Smelting earnings (losses) reported in FCX’s consolidated financial statements	$2,678	$1,294	$(228)	$4,241

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

There have been no significant changes in our market risks since the year ended December 31, 2003.  For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.  Controls and Procedures.

Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q.  Based on their evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to FCX (including our consolidated subsidiaries) required to be disclosed in our periodic Securities and Exchange Commission filings.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)  In October 2003, our Board of Directors approved a new open market share purchase program for up to 20 million shares, which replaced our previous program.  The program does not have an expiration date.  No shares were purchased during the three-month period ended September 30, 2004, and 16.6 million shares remain available for purchase.

Item 6.

Exhibits.

The exhibits to this report are listed in the Exhibit Index beginning on Page E-1 hereof.

FREEPORT-McMoRan COPPER & GOLD INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREEPORT-McMoRan COPPER & GOLD INC.

By:

/s/ C. Donald Whitmire, Jr.

    C. Donald Whitmire, Jr.

Vice President and

Controller-Financial Reporting

(authorized signatory and

Principal Accounting Officer)

Date:  November 3, 2004

Freeport-McMoRan Copper & Gold Inc.

EXHIBIT INDEX

Exhibit

Number

  Description

2.1

Distribution Agreement dated as of July 5, 1995, between Freeport-McMoRan Inc. (FTX) and FCX. Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-3 of FCX filed November 5, 2001 (the FCX November 5, 2001 Form S-3).

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

3.3	Amended By-Laws of FCX dated as of February 3, 2004. Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2003, (the FCX 2003 Form 10-K).

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

Form 10-K.

Executive Compensation Plans and Arrangements (Exhibits 10.9 through 10.50)

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

10.16

Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 1999 Stock Incentive Plan.

Incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q of FCX for the quarter ended

June 30, 2004 (the FCX 2004 Second Quarter Form 10-Q).

10.17	Form of Restricted Stock Unit Agreement under the 1999 Stock Incentive Plan. Incorporated by reference to Exhibit 10.17 to the FCX 2004 Second Quarter Form 10-Q.

10.18	Form of Performance-Based Restricted Stock Unit Agreement under the 1999 Stock Incentive Plan. Incorporated by reference to Exhibit 10.18 to the FCX 2004 Second Quarter Form 10-Q.

10.19	FCX 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.19 to the Annual Report of FCX on Form 10-K for the year ended December 31, 1999 (the FCX 1999 Form 10-K).

10.20

FCX Stock Appreciation Rights Plan dated May 2, 2000.  Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2001 (the FCX 2001

Second Quarter Form 10-Q).

10.21	FCX 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.18 to the FCX 2003 Form 10-K.

10.22	Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.22 to the FCX 2004 Second Quarter Form 10-Q.

10.23	Form of Restricted Stock Unit Agreement under the 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.23 to the FCX 2004 Second Quarter Form 10-Q.

10.24	Form of Performance-Based Restricted Stock Unit Agreement under the 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.24 to the FCX 2004 Second Quarter Form 10-Q.

10.25	FCX 2004 Director Compensation Plan. Incorporated by reference to Exhibit 10.25 to the FCX 2004 Second Quarter Form 10-Q.

10.26	Amended Financial Counseling and Tax Return Preparation and Certification Program of FCX. Incorporated by reference to Exhibit 10.18 to the FCX 2003 First Quarter Form 10-Q.

10.27	FM Services Company Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.19 to the FCX 1998 Form 10-K.

10.28	Amended FM Services Company Financial Counseling and Tax Return Preparation and Certification Program. Incorporated by reference to Exhibit 10.20 to the FCX 2003 First Quarter Form 10-Q.

10.29	Consulting Agreement dated as of December 22, 1988, between FTX and Kissinger Associates, Inc. (Kissinger Associates). Incorporated by reference to Exhibit 10.21 to the FCX 1997 Form 10-K.

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

10.32

Agreement for Consulting Services between FTX and B. M. Rankin, Jr. effective as of January 1,

1990 (assigned to FMS as of January 1, 1996).  Incorporated by reference to Exhibit 10.24 to the

FCX 1997 Form 10-K.

10.33	Supplemental Agreement between FMS and B. M. Rankin, Jr. dated December 15, 1997. Incorporated by reference to Exhibit 10.25 to the FCX 1997 Form 10-K.

10.34	Supplemental Letter Agreement between FMS and B. M. Rankin, Jr. dated January 29, 2004.

10.35	Letter Agreement effective as of January 7, 1997, between Senator J. Bennett Johnston, Jr. and FM Services Company (FMS). Incorporated by reference to Exhibit 10.31 to the FCX 2001 Form 10-K.

10.36

Supplemental Letter Agreement dated July 14, 2003, between J. Bennett Johnston, Jr. and FMS.

Incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of FCX for the

quarter ended June 30, 2003 (the FCX 2003 Second Quarter Form 10-Q).

10.37	Supplemental Letter Agreement between FMS and J. Bennett Johnston, Jr., dated October 21, 2003.

10.38	Letter Agreement dated November 1, 1999, between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.33 to the FCX 1999 Form 10-K.

10.39	Supplemental Letter Agreement dated October 21, 2003, between FMS and Gabrielle K. McDonald.

10.40	Executive Employment Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.35 to the FCX 2001 Second Quarter Form 10-Q.

10.41	Executive Employment Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.36 to the FCX 2001 Second Quarter Form 10-Q.

10.42	Change of Control Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.37 to the FCX 2001 Second Quarter Form 10-Q.

10.43	Change of Control Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.38 to the FCX 2001 Second Quarter Form 10-Q.

10.44	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.36 to the FCX 2003 Form 10-K.

10.45	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.37 to the FCX 2003 Form 10-K.

10.46	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.38 to the FCX 2003 Form 10-K.

10.47	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.39 to the FCX 2003 Form 10-K.

10.48	Change of Control Agreement dated February 3, 2004, between FCX and Michael J. Arnold. Incorporated by reference to Exhibit 10.40 to the FCX 2003 Form 10-K.

10.49	Change of Control Agreement dated February 3, 2004, between FCX and Mark J. Johnson. Incorporated by reference to Exhibit 10.41 to the FCX 2003 Form 10-K.

10.50	Change of Control Agreement dated February 3, 2004, between FCX and Kathleen L. Quirk. Incorporated by reference to Exhibit 10.42 to the FCX 2003 Form 10-K.

15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.