Form 10-K
period 2004-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2005-03-16
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from .......... to ..........
Commission file number 1-9916

Freeport-McMoRan Copper & Gold Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2480931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1615 Poydras Street
New Orleans, Louisiana 70112	70112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (504) 582-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class B Common Stock, par value $0.10 per share	New York Stock Exchange
Depositary Shares, Series II, representing 0.05 shares of Gold-
Denominated Preferred Stock, Series II, par value $0.10 per share	New York Stock Exchange
Depositary Shares representing 0.00625 shares of Silver-
Denominated Preferred Stock, par value $0.10 per share	New York Stock Exchange
10⅛% Senior Notes due 2010 of the registrant	New York Stock Exchange
7% Convertible Senior Notes due 2011 of the registrant	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No __
The aggregate market value of classes of common stock held by non-affiliates of the registrant was approximately $5.6 billion on March 1, 2005, and approximately $4.9 billion on June 30, 2004.
On March 1, 2005, there were issued and outstanding 179,580,551 shares of Class B Common Stock and on June 30, 2004, there were issued and outstanding 173,770,485 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2005 Annual Meeting to be held on May 5, 2005 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

TABLE OF CONTENTS

Page
Part I	1
Items 1. and 2. Business and Properties	1
Item 3. Legal Proceedings	33
Item 4. Submission of Matters to a Vote of Security Holders	33
Executive Officers of the Registrant	33

Part II	34
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34
Item 6. Selected Financial Data	35
Items 7. and 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operation and Quantitative and Qualitative Disclosures about Market Risks	35
Item 8. Financial Statements and Supplementary Data	35
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	35
Item 9A. Controls and Procedures	35
Item 9B. Other Information	36

Part III	36
Item 10. Directors and Executive Officers of the Registrant	36
Item 11. Executive Compensation	36
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36
Item 13. Certain Relationships and Related Transactions	36
Item 14. Principal Accounting Fees and Services	36

Part IV	36
Item 15. Exhibits and Financial Statement Schedules	36

Signatures	S-1

Index to Financial Statements	F-1

Exhibit Index	E-1

i

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

General

We have one of the world’s largest copper and gold mining and production operations in terms of reserves and production. We are also one of the lowest-cost copper producers in the world, after taking into account credits for related gold and silver production. Our principal asset is the Grasberg minerals district. We discovered the largest ore body in the district, Grasberg, in 1988. The Grasberg minerals district contains the largest single gold reserve and the second-largest copper reserves of any mine in the world.

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

PT Freeport Indonesia conducts its operations pursuant to an agreement, called a Contract of Work, with the Government of Indonesia (see “Contracts of Work”). The Contract of Work allows us to conduct extensive mining, production and exploration activities in a 24,700-acre area that we call Block A, which contains the Grasberg minerals district, and governs our rights and obligations relating to taxes, exchange controls, royalties, repatriation and other matters. The Contract of Work also allows us to explore for minerals in an approximately 500,000-acre area that we call Block B. Exploration activities in Block B have been suspended in recent years, but we are currently assessing the possible timing for the resumption of those activities (see “Contracts of Work”). The term of our Contract of Work expires in 2021, but we can extend it for two 10-year periods subject to Indonesian government approval, which cannot be withheld or delayed unreasonably.

Another of our operating subsidiaries, PT Irja Eastern Minerals, which we refer to as Eastern Minerals, holds an additional Contract of Work in Papua covering approximately 1.2 million acres and conducts exploration activities, which have been suspended in recent years, under this Contract of Work (see “Contracts of Work”). We are assessing the possible timing for the resumption of exploration activities in Eastern Minerals’ exploration area. We have a 100 percent ownership interest in Eastern Minerals.

In 1996, we established joint ventures with Rio Tinto plc, which is an international mining company with headquarters in London, England. Rio Tinto conducts mining operations in North America, South America, Asia, Australia, Europe and southern Africa. One of our joint ventures with Rio Tinto covers PT Freeport Indonesia’s mining operations in Block A. This joint venture gives Rio Tinto, through 2021, a 40 percent interest in certain assets and in production above specified levels from operations in Block A and, after 2021, a 40 percent interest in all production in Block A. Under our joint venture arrangements, Rio Tinto also has a 40 percent interest in PT Freeport Indonesia’s Contract of Work and Eastern Minerals’ Contract of Work. In addition, Rio Tinto has the option to participate in 40 percent of any of our other future exploration projects in Papua. To date, Rio Tinto has elected to participate in all exploration projects, including PT Nabire Bakti Mining.

Under another joint venture agreement through PT Nabire Bakti Mining, we conduct exploration activities, which have been suspended in recent years (see “Contracts of Work”), in an area covering approximately 500,000 acres in five parcels contiguous to PT Freeport Indonesia’s Block B and one of Eastern Minerals’ blocks. We are assessing the possible timing for the resumption of exploration activities in PT Nabire Bakti Mining’s exploration area.

At December 31, 2004, PT Freeport Indonesia’s share of proven and probable recoverable reserves totaled 40.5 billion pounds of copper and 46.5 million ounces of gold, all of which are located in Block A. Our approximate 90.64 percent equity share of these proven and probable recoverable reserves totaled 36.7 billion pounds of copper and 42.1 million ounces of gold (see “Ore Reserves”). In this annual report, we refer to (1) aggregate reserves, which means all reserves for the operations we manage, (2) PT Freeport Indonesia’s share of reserves, which means the reserves net of Rio Tinto’s interest under our joint venture arrangements and which are the reserves reported as those of our operations in our consolidated financial statements and (3) our equity share of reserves, which means PT Freeport Indonesia’s share net of the 9.36 percent interest that the Government of Indonesia owns.

In July 2003, we acquired the 85.7 percent ownership interest in PT Puncakjaya Power owned by affiliates of Duke Energy Corporation. Puncakjaya Power is the owner of assets supplying power to PT Freeport Indonesia’s operations, including the 3x65 megawatt coal-fired power facilities (see “Infrastructure”).

We also smelt and refine copper concentrates in Spain and market the refined copper products through our wholly owned subsidiary, Atlantic Copper, S.A. In addition, PT Freeport Indonesia has a 25 percent interest in PT Smelting, an Indonesian company that operates a copper smelter and refinery in Gresik, Indonesia. These smelters play an important role in our concentrate marketing strategy, as approximately one-half of PT Freeport Indonesia’s concentrate production has been sold to Atlantic Copper and PT Smelting over the last several years (see “Investment in Smelters”).

The diagram below shows our corporate structure.

_______________

(a) FM Services Company, a Delaware corporation, provides us and two other publicly-traded companies with executive, administrative, financial, accounting, legal, tax and similar services.

The following four maps indicate

-	the distance from Papua to Bali (approximately 1,500 miles) and to Jakarta (approximately 2,000 miles);

-	the location of the Papua province in which we operate;

-	the location of our Contracts of Work areas within the Papua province; and

-	the infrastructure of our Contract of Work project area.

INDONESIA

Aceh
Sumatra
Kalimantan
Sulawesi
Papua
Grasberg
Ambon
Jakarta
Java
Bali
Surabaya
Approximate Scale (miles)
2,000
1,500
0

132°E
136°E
140°E
0°S
4°S
8°S
Pacific Ocean
Salawati
Sorong
Missol
Biak
Yapen
Serui
Jayapura
Seram
Fak Fak
Tembagapura
Wamena
GRASBERG DISTRICT
(Block A)
Timika
Aru Islands
Banda Sea
Arafura Sea
PAPUA INDONESIA
PAPUA NEW GUINEA
Digul
Merauke
N
0
150
300km
PHILIPPINES
PACIFIC OCEAN
BLOCK A
INDONESIA
PAPUA NEW GUINEA
AUSTRALIA

Contracts of Work

By virtue of their Contracts of Work, PT Freeport Indonesia and Eastern Minerals conduct their current exploration operations and PT Freeport Indonesia conducts its mining operations in Indonesia. Both Contracts of Work govern our rights and obligations relating to taxes, exchange controls, royalties, repatriation and other matters. Both Contracts of Work were concluded pursuant to the 1967 Foreign Capital Investment Law, which expresses Indonesia’s foreign investment policy and provides basic guarantees of remittance rights and protection against nationalization, a framework for economic incentives and basic rules regarding other rights and obligations of foreign investors. Specifically, the Contracts of Work provide that the Government of Indonesia will not nationalize or expropriate PT Freeport Indonesia’s or Eastern Minerals’ mining operations. Any disputes regarding the provisions of the Contracts of Work are subject to international arbitration. We have experienced no disputes requiring arbitration during the 37 years we have operated in Indonesia.

PT Freeport Indonesia’s Contract of Work covers both Block A, which was first included in a 1967 Contract of Work that was replaced by a new Contract of Work in 1991, and Block B, to which we gained rights in 1991. The initial term of our Contract of Work expires in December 2021, but we can extend it for two 10-year periods subject to Indonesian government approval, which cannot be withheld or delayed unreasonably. We originally had the rights to explore 6.5 million acres in Block B, but pursuant to the Contract of Work we have only retained the rights to approximately 500,000 acres, which we believe, following significant geological assessment, contain the most promising exploration opportunities.

Eastern Minerals signed its Contract of Work in August 1994. The Contract of Work originally covered approximately 2.5 million acres. Eastern Minerals' Contract of Work provides for a four-to-seven year exploratory term and a 30-year term for mining operations. Subject to Indonesian government approval, which cannot be withheld or delayed unreasonably, we can extend this period for two 10-year periods. Eastern Minerals’ Contract of Work requires us to relinquish our rights to 25 percent of the original 2.5-million-acre Contract of Work area at the end of each of three specified periods. As of December 31, 2004, we had relinquished approximately 1.3 million acres and must relinquish an additional 0.6 million acres at the end of the three-year exploration period, which can be extended by the Government of Indonesia for as much as two additional years.

We suspended our exploration activities outside of Block A in recent years because of safety and security issues and regulatory uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas and an Indonesian Forestry law enacted in 1999 prohibiting open-pit mining in forest preservation areas. In 2001, we requested and received from the Government of Indonesia formal temporary suspensions of our obligations under the Contracts of Work in all areas outside of Block A. The current suspensions were granted for one-year periods ending February 26, 2005, for Block B; March 31, 2005, for PT Nabire Bakti Mining; and November 15, 2004, for Eastern Minerals. Recent Indonesian legislation permits open-pit mining in PT Freeport Indonesia’s Block B area, subject to certain requirements. We are currently assessing these requirements and security issues. The timing for our resumption of exploration activities in our Contract of Work areas outside of Block A depends on the resolution of these matters.

PT Freeport Indonesia pays a copper royalty under its Contact of Work that varies from 1.5 percent of copper net revenue at a copper price of $0.90 or less per pound to 3.5 percent at a copper price of $1.10 or more per pound. The Contract of Work royalty rate for gold and silver sales is 1.0 percent.

A large part of the mineral royalties under Government of Indonesia regulations are designated to the provinces from which the minerals are extracted. In connection with our “fourth concentrator mill expansion,” PT Freeport Indonesia agreed to pay the Government of Indonesia additional royalties (royalties not required by our Contract of Work) to provide further support to the local governments and the people of Papua. PT Freeport Indonesia pays the additional royalties on metal from production above 200,000 metric tons of ore per day. The additional royalty for copper equals the Contract of Work royalty rate and for gold and silver equals twice the Contract of Work royalty rates. Therefore, our royalty rate on copper net revenues from production above 200,000 metric tons of ore per day is double the Contract of Work royalty rate, and our royalty rates on gold and silver sales from production above 200,000 metric tons of ore per day are triple the Contract of Work royalty rates. PT Freeport Indonesia’s share of the combined royalties, including the additional royalties which became effective January 1, 1999, totaled $43.5 million in 2004, $26.5 million in 2003 and $24.5 million in 2002.

Republic of Indonesia

General. The Republic of Indonesia consists of more than 17,000 islands stretching 3,000 miles along the equator from Malaysia to Australia and is the fourth most populous nation in the world with over 230 million people. Following many years of Dutch colonial rule, Indonesia gained independence in 1945 and now has a presidential republic system of government.

Our mining complex was Indonesia’s first copper mining project and was the first major foreign investment in Indonesia following the economic development program instituted by the Indonesian government in 1967. We work closely with the central, provincial and local governments in development efforts in the area surrounding our operations. We have had positive relations with the Indonesian government since we commenced business activities in Indonesia in 1967, and we intend to continue to maintain positive working relationships with the central, provincial and local branches of the Indonesian government.

Political Developments. In May 1998, President Suharto, Indonesia’s political leader for more than 30 years, resigned in the wake of an economic crisis in Indonesia and other parts of Southeast Asia and in the face of growing social unrest. Vice President B.J. Habibie succeeded Suharto. In June 1999, Indonesia held a new parliamentary election on a generally peaceful basis as the first step in the process of electing a new president. In October 1999, in accordance with the Indonesian constitution, the country’s highest political institution (the People’s Consultative Assembly), composed of the newly elected national parliament along with additional provincial and other representatives, elected Abdurrahman Wahid as president and Megawati Sukarnoputri as vice president.

There were repeated challenges to the political leadership of President Wahid after his election in October 1999. In July 2001, the People’s Consultative Assembly voted to remove President Wahid, and elected Vice President Megawati Sukarnoputri as president. The 2004 presidential election was conducted peacefully and after a runoff, Susilo Bambang Yudhoyono was elected the new president in October.

Recent Developments. On December 26, 2004, a massive earthquake - one of the five strongest ever recorded - struck off the coast of North Sumatra in Indonesia, triggering powerful tsunamis that devastated the coastlines of Aceh province in Indonesia and areas of Thailand, India, Sri Lanka and other nations as far away as Somalia in Africa. The human lives lost are currently estimated to total more than 166,000 in Indonesia alone. Aceh province, at the western tip of Sumatra, is Indonesia’s westernmost province. Our operations, located 3,000 miles away in Indonesia’s easternmost province of Papua, were not impacted by the tsunamis. PT Freeport Indonesia has provided cash contributions in Indonesia and FCX, in the United States for immediate assistance and to encourage fundraising efforts. We also provided airplanes to transport food and medical supplies, aid workers and government officials to the stricken area, including some of the first aid shipments to arrive, which were received by President Yudhoyono.

On August 31, 2002, three people were killed and 11 others were wounded in an ambush by a group of unidentified assailants. The assailants shot at several vehicles transporting international contract teachers from PT Freeport Indonesia’s school in Tembagapura, their family members, and other contractors to PT Freeport Indonesia on the road near Tembagapura, the mining town where the majority of PT Freeport Indonesia’s personnel reside. Indonesian authorities and the United States Federal Bureau of Investigation investigated the incident, which resulted in the U.S. indictment of an alleged operational commander in the Free Papua Movement/National Freedom Force.

On October 12, 2002, a bombing killed 202 people in the Indonesian province of Bali, which is 1,500 miles west of our mining and milling operations. Indonesian authorities arrested 35 people in connection with this bombing and 29 of those arrested have been tried and convicted. On August 5, 2003, 12 people were killed and over 100 others were injured by a car bomb detonated outside of the JW Marriott Hotel in Jakarta, Indonesia. On September 9, 2004, 11 people were killed and over 200 others injured by a car bomb detonated in front of the Australian embassy. The same international terrorist organizations are suspected in each of these incidents. Our mining and milling operations were not interrupted by these incidents. However, our corporate offices in Jakarta sustained damages as a result of the bombing in front of the Australian embassy. After relocating for several months our corporate offices in Jakarta were reestablished.

The Government of Indonesia, which provides security for PT Freeport Indonesia’s personnel and operations (see “Security Matters”), has expressed a strong commitment to protect natural resources businesses operating in Indonesia, including PT Freeport Indonesia, with heightened security following the incidents discussed above.

Economic and Social Conditions. The Indonesian economy grew by an estimated 5 percent in 2004 and 4 percent in 2003. The Indonesian currency, the rupiah, averaged approximately 8,900 rupiah to one U.S. dollar during 2004 and closed at 9,270 rupiah to one U.S. dollar on December 31, 2004, compared with 8,437 rupiah to one U.S. dollar on December 31, 2003.

Despite gradual improvements on the economic front, Indonesia’s recovery remains vulnerable to ongoing political and social tensions. Incidents of violence and separatist pressures continue to be reported. Pro-independence movements in certain areas continue to be prominent, especially in the province of Aceh, where the Indonesian government signed a peace agreement with separatists in December 2002, and to a lesser extent in Papua. Following the December 2004 tsunamis in Aceh, negotiations between the Government of Indonesia and separatists in Aceh appear more promising. The area surrounding our mining development is sparsely populated by local people and former residents of more populous areas of Indonesia, some of whom have resettled in Papua under the Government of Indonesia’s transmigration program. A segment of the local population is opposing Indonesian rule over Papua, and several separatist groups have sought political independence for the province. In addition to the August 31, 2002, shooting incident, there have been sporadic attacks on civilians by separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military in Papua.

Our Contracts of Work and the Government of Indonesia. While the uncertainties of the regional autonomy process have created concern among foreign investors, the Indonesian government has repeatedly assured investors that existing contracts would be honored. Government officials have publicly stated that the Government of Indonesia will honor existing contracts and that they have no intention of revoking or unilaterally amending such contracts, specifically including PT Freeport Indonesia’s Contract of Work. Our belief that our Contracts of Work will continue to be honored is further supported by U.S. laws, which prohibit U.S. aid to countries that nationalize property owned by, or take steps to nullify a contract with, a U.S. citizen or company at least 50 percent owned by U.S. citizens if the foreign country does not within a reasonable time take appropriate steps to provide full value compensation or other relief under international law.

In July 2004, we received a request from the Indonesian Department of Energy and Mineral Resources that we offer to sell to Indonesian nationals shares in PT Indocopper Investama at fair market value. PT Indocopper Investama, which we wholly own, has an approximate 9.36 percent ownership interest in PT Freeport Indonesia. In response to this request and in view of the potential benefits of having additional Indonesian ownership in our project, we have agreed to consider a potential sale of an interest in PT Indocopper Investama at fair market value. Neither our Contract of Work nor Indonesian law requires us to divest any portion of our ownership interest in PT Freeport Indonesia or PT Indocopper Investama. See “Nusamba Loan Guarantee.”

Our Investment in Indonesia and Papua. We have a board-approved policy statement on social, employment and human rights, and have comprehensive and extensive social, cultural and community development programs, to which we have committed significant financial and managerial resources. See “Social Development, Employment and Human Rights.” These policies and programs are designed to address the impact of our operations on the local villages and people and to provide assistance for the development of the local people. While we believe these efforts should serve to avoid damage to and disruptions of our mining operations, our operations could be damaged or disrupted by social, economic and political forces beyond our control.

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

Since it began development activities more than 35 years ago, PT Freeport Indonesia has made significant investments in infrastructure both for its use and for use by the Papuan public. These infrastructure improvements include medical facilities, roads, an airport and heliports, schools, housing, community buildings and places of worship.

PT Freeport Indonesia is also one of the largest private employers in Indonesia and by far the largest in Papua. As of December 31, 2004, PT Freeport Indonesia directly employed 7,858 people; and 6,247 contract workers provided services to PT Freeport Indonesia. In addition, 4,587 persons worked for privatized companies providing services within PT Freeport Indonesia’s operations area.

Besides the estimated $2.6 billion paid in direct benefits to the Indonesian government under the Contract of Work from 1992 through 2004, PT Freeport Indonesia’s operations have provided another $9.3 billion during this period in indirect benefits to Papua and the Republic of Indonesia in the form of wages and benefits paid to workers, purchases of goods and services, charitable contributions and reinvestments in operations. For 2004, direct benefits totaled approximately $260 million and indirect benefits totaled approximately $623 million.

Ore Reserves

During 2004, additions to the aggregate proven and probable reserves of the Grasberg and other Block A ore bodies in the Grasberg minerals district totaled approximately 141 million metric tons of ore representing increases of 2.9 billion recoverable pounds of copper, 2.2 million recoverable ounces of gold and 18.9 million recoverable ounces of silver. The additions were primarily the result of positive drilling results at the Deep Mill Level Zone ore body, a 146-million-metric-ton ore body. Year-end aggregate proven and probable recoverable reserves, net of 2004 production, were 2.8 billion metric tons of ore averaging 1.09 percent copper, 0.97 grams per metric ton (g/t) of gold and 3.84 g/t of silver representing 56.2 billion pounds of copper, 61.0 million ounces of gold and 174.5 million ounces of silver. Our aggregate exploration budget for 2005, including Rio Tinto’s share, is expected to total approximately $21 million ($15 million for our share) with most of the effort focused on testing the Mill Level Zone and Deep Mill Level Zone deposits to the northwest, expansion of the underground Grasberg resource, and testing reconnaissance targets along the Wanagon and Idenberg fault trends.

Pursuant to joint venture arrangements between PT Freeport Indonesia and Rio Tinto, Rio Tinto has a 40 percent interest in production from reserves above those reported at December 31, 1994. Net of Rio Tinto’s share, PT Freeport Indonesia’s share of proven and probable recoverable reserves as of December 31, 2004, was 40.5 billion pounds of copper, 46.5 million ounces of gold and 124.5 million ounces of silver. FCX’s equity interest in proven and probable recoverable reserves as of December 31, 2004, was 36.7 billion pounds of copper, 42.1 million ounces of gold and 112.8 million ounces of silver. We estimated recoverable reserves using an average copper price of $0.85 per pound and an average gold price of $270 per ounce. If metal prices were adjusted to the approximate average London spot prices for the past three years, i.e., copper prices adjusted from $0.85 per pound to $0.94 per pound and gold prices adjusted from $270 per ounce to $361 per ounce, the additions to proven and probable reserves would not be material to our reported reserves.

All of our proven and probable recoverable reserves lie within Block A. The Grasberg minerals district contains the largest single gold reserve and the second-largest copper reserves of any mine in the world. Aggregate Grasberg open pit and underground proven and probable recoverable ore reserves as of December 31, 2004, are shown below along with those of our other deposits. Reserve calculations were prepared by our employees under the supervision of George D. MacDonald, our Vice President of Exploration, and were reviewed and verified by Independent Mining Consultants, Inc., experts in mining, geology and reserve determination. See “Risk Factors.” We developed our current mine plan based on completing the mining of all of our currently designated recoverable reserves before the end of 2041, which would be the expiration of our Contract of Work including two 10-year extensions. Prior to the expiration of the initial term of our Contract of Work in December 2021, under our current mine plan we expect to mine approximately 47 percent of aggregate proven and probable ore, representing approximately 55 percent of PT Freeport Indonesia’s share of recoverable copper reserves and approximately 69 percent of PT Freeport Indonesia’s share of recoverable gold reserves.

	Proven				Probable				Total
	Metric Tons of Ore (000s)[a]	Average Ore Grade			Metric Tons of Ore (000s)[a]	Average Ore Grade			Metric Tons
		Copper	Gold	Silver		Copper	Gold	Silver	of Ore (000s)[a]
		(%)	(g/t)	(g/t)		(%)	(g/t)	(g/t)
Developed and producing:
Grasberg open pit	234,908	1.11	1.50	2.55	475,699	1.10	1.21	2.60	710,607
Deep Ore Zone	70,178	0.97	0.65	4.96	85,065	0.88	0.61	5.01	155,243
Undeveloped:
Grasberg block cave	133,567	1.09	1.04	2.87	740,225	0.98	0.72	2.81	873,792
Kucing Liar	190,147	1.29	1.01	4.89	308,852	1.31	1.27	6.06	498,999
Mill Level Zone	71,774	0.92	0.78	3.91	86,999	0.83	0.74	3.95	158,773
Deep Mill Level Zone	24,464	1.39	1.13	6.90	121,953	1.19	0.91	6.12	146,417
Ertsberg Stockwork Zone	25,941	0.52	0.94	1.74	95,773	0.49	0.89	1.63	121,714
Dom block cave	11,894	1.18	0.31	6.40	31,757	1.05	0.31	5.72	43,651
Big Gossan	2,468	2.20	0.93	14.08	30,438	2.67	0.92	15.85	32,906
Dom open pit	6,882	1.87	0.46	9.88	20,118	1.78	0.42	9.50	27,000
Total	772,223	1.12	1.10	3.80	1,996,879	1.07	0.93	3.86	2,769,102

	Mill Recoveries (%)			Proven and Probable Recoverable Reserves[b]
	Copper	Gold	Silver	Copper	Gold	Silver
				(Billions of Lbs.)	(Millions of Ozs.)	(Millions of Ozs.)
Developed and producing:
Grasberg open pit	88.6	86.5	65.9	14.9	24.9	29.9
Deep Ore Zone	83.7	74.0	66.1	2.5	2.3	12.6
Undeveloped:
Grasberg block cave	87.4	68.6	69.2	16.2	14.2	42.2
Kucing Liar	89.4	50.7	55.9	12.4	9.3	38.7
Mill Level Zone	87.6	77.7	81.5	2.6	3.0	12.6
Deep Mill Level Zone	88.9	78.5	81.2	3.4	3.4	18.4
Ertsberg Stockwork Zone	87.8	78.1	85.6	1.1	2.7	4.2
Dom block cave	82.6	75.2	62.0	0.8	0.3	4.0
Big Gossan	85.0	79.1	63.8	1.6	0.7	8.1
Dom open pit	69.0	68.0	59.0	0.7	0.2	3.8
Total	87.6	72.5	66.3	56.2	61.0	174.5

PT Freeport Indonesia’s share				40.5	46.5	124.5
FCX’s equity share				36.7	42.1	112.8

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

In defining its open-pit reserves, PT Freeport Indonesia applies an “economic cutoff grade” strategy. The objective of this strategy is to maximize the net present value of its operations. PT Freeport Indonesia uses a break-even cutoff grade to define the insitu reserves for its underground ore bodies. The break-even cutoff grade is defined for a metric ton of ore, as that equivalent copper grade, once produced and sold, that generates sufficient revenue to cover all operating and administrative costs associated with its production.

PT Freeport Indonesia’s ores contain three recoverable metals; copper, gold and silver. We value all three metals in terms of a copper equivalent percentage to determine a single break-even cutoff grade. Copper equivalent percentage is used to express the relative value of multi-metal ores in terms of one metal, in this case, copper. The calculation expresses the relative value of the ore using estimates of contained metal quantities, metals prices as used for reserve determination, recovery rates, treatment charges and royalties. The table below shows the break-even cutoff grade, expressed as a copper equivalent percentage, for each of our existing ore bodies as of December 31, 2004.

Ore Body	Copper Equivalent Percentage
Grasberg open pit	0.54%
Deep Ore Zone	0.70%
Grasberg block cave	0.73%
Kucing Liar	0.86%
Mill Level Zone	0.85%
Deep Mill Level Zone	0.84%
Ertsberg Stockwork Zone	0.77%
Dom block cave	0.73%
Big Gossan	1.75%
Dom open pit	0.71%
Average	0.73%

The following table sets forth the average drill hole spacing for each of our ore bodies. Drill hole spacing data is used by mining professionals, such as mining engineers, in determining the suitability of data coverage (on a relative basis) in a given deposit type and mining method scenario so as to achieve a given level of confidence in the resource estimate. Drill hole spacing is only one of several criteria necessary to establish confidence level for resource classification. Drilling programs are typically designed to achieve an optimum sample spacing to support the level of confidence in results that fit a particular stage of development of a mineral deposit. We calculated the average drill hole spacing within each ore body using the distance from the center of each block in the resource model to the nearest drill hole composite. We then calculated the averages of these values within the volume of each ore body and reported them under the column entitled “Average Distance: To Nearest Sample.” This value represents at least one-half of the average drill hole spacing within each deposit. We calculated the value under the column entitled “Average Distance: Between Drill Holes” by multiplying the average minimum distance value by two, and this value represents the maximum average drill hole spacing.

		Spacing (in meters)			Average Distance (in meters)
Deposit	Mining Unit	Surface Drilling Grids	Underground (& Surface) Drill Fans	Drilling Method	To Nearest Sample	Between Drill Holes (less than)
Grasberg	Open Pit	50	75	Core	45	89
Deep Ore Zone	Block Cave	-	50	Core	13	25
Grasberg	Block Cave	-	100	Core	46	92
Kucing Liar	Block Cave	-	75	Core	36	72
Mill Level Zone	Block Cave	-	50	Core	19	38
Deep Mill Level Zone	Block Cave	-	75	Core	28	57
Ertsberg Stockwork Zone	Block Cave	100	50	Core	26	52
Dom	Block Cave	-	50	Core	26	52
Big Gossan	Open Stope	100	50	Core	22	45
Dom	Open Pit	-	50	Core	25	50

Mining Operations - Mines in Production

We and our predecessors have conducted exploration and mining operations in Block A since 1967 and have been the only operator of these operations. We currently have two mines in operation: the Grasberg open pit and the Deep Ore Zone.

We began open-pit mining of the Grasberg ore body in 1990. Open-pit operations are expected to continue until 2015 at which time the Grasberg underground mining operations are scheduled to begin. Production is currently at the 3,520- to 4,060-meter elevation level and totaled 48.9 million metric tons of ore in 2004 and 57.4 million metric tons of ore in 2003, which provided 76 percent or our 2004 mill feed and 77 percent of our 2003 mill feed. Our open-pit mining rate, including ore and overburden, totaled 592,700 metric tons per day in 2004 and 598,800 metric tons per day in 2003. Annual production rates are expected to range between 600,000 metric tons per day and 750,000 metric tons per day through 2010 and then decline through 2015. The Grasberg open pit is fully developed and we do not expect to incur any significant development costs other than our deferred mining costs discussed below.

The current Grasberg equipment fleet consists of over 800 pieces of equipment. As of December 31, 2004, the larger mining equipment directly associated with production includes 150 haul trucks with payloads ranging from 135 metric tons to 290 metric tons, 17 shovels with bucket sizes ranging from 30 cubic meters to 42 cubic meters and 58 bulldozers and graders. We believe our current equipment level is adequate to meet our projected production levels over the remaining life of the pit.

In addition to the mining equipment, Grasberg crushing and conveying systems are integral to the mine and provide the capacity to transport up to 225,000 metric tons per day of Grasberg ore to the mill and 135,000 metric tons per day of overburden to the overburden stockpiles.

Mining costs are charged to operations as incurred. However, because of the configuration and location of the Grasberg open-pit ore body and the location and extent of the related surrounding overburden, the ratio of overburden to ore is much higher in the initial mining of the open pit than in later years. As a result, surface mining costs associated with overburden removal at PT Freeport Indonesia’s Grasberg open-pit mine that are estimated to relate to future production are initially deferred when the ratio of actual overburden removed to ore mined exceeds the estimated average ratio of overburden removed to ore mined over the life of the Grasberg open-pit mine. Those deferred costs are subsequently charged to operating costs when the ratio of actual overburden removed to ore mined falls below the estimated average ratio of overburden to ore over the life of the Grasberg open-pit mine. The reserve quantities used to develop the life of mine ratio are the proven and probable ore quantities for the Grasberg open pit shown above.

The application of the deferred mining cost method has resulted in an asset on FCX’s balance sheets (“Deferred Mining Costs”), which based on current mine plans, is estimated to increase through about 2010. Subsequently, these costs are expected to be amortized as a charge to production and delivery costs until they are fully amortized at the end of the open pit’s life, which is estimated to be in approximately 2015. This is because PT Freeport Indonesia expects to mine higher than average amounts of overburden through 2010 and less than average thereafter. Deferred mining costs totaled $220.4 million at December 31, 2004, and $142.6 million at December 31, 2003. Additions to deferred mining costs are classified as increases in deferred mining costs in operating activities in the consolidated statements of cash flows and totaled $77.8 million in 2004, $64.4 million in 2003 and $30.6 million in 2002. See Note 1 of “Notes to Consolidated Financial Statements” included in our 2004 Annual Report incorporated herein by reference.

The Deep Ore Zone ore body lies vertically below the now depleted Intermediate Ore Zone. We began production from the Deep Ore Zone ore body in 1989, but we suspended production in 1991 in favor of production from the Grasberg deposit. Production using the block-cave method restarted in September 2000. Production is at the 3,110-meter elevation level and totaled 15.9 million metric tons of ore in 2004 and 14.8 million metric tons of ore in 2003. The Deep Ore Zone has performed above design capacity of 35,000 metric tons of ore per day and we are expanding the Deep Ore Zone operation to sustained production of 50,000 metric tons of ore per day with the installation of a second crusher and additional ventilation. Production from the Deep Ore Zone averaged 43,600 metric tons of ore per day in 2004 and 40,500 metric tons of ore per day in 2003.

The Deep Ore Zone mine fleet consists of over 160 pieces of mobile equipment. The primary mining equipment directly associated with production and development includes 26 load-haul-dump (LHD) units and 15 haul trucks. Our LHD units typically carry approximately 11 metric tons of ore. The units dump into a gyratory crusher and ore is then conveyed to the surface stockpiles.

During 2004 at the Deep Ore Zone mine, we completed 9,550 meters of development drifting in support of the block-cave mining method and the ongoing expansion to 50,000 metric tons of ore per day. The expansion to 50,000 metric tons of ore per day is expected to be completed in 2007 with aggregate development costs from 2004 through 2007 to total approximately $62 million (approximately $37 million for PT Freeport Indonesia’s share).

Our development costs include costs incurred resulting from mine pre-production activities undertaken to gain access to proven and probable reserves including adits, drifts, ramps, permanent excavations, infrastructure and removal of overburden. Depreciation for mining and milling life-of-mine assets is determined using the unit-of-production method based on estimated recoverable proven and probable copper reserves. Development costs that relate to a specific ore body are depreciated using the unit-of-production method based on estimated recoverable proven and probable copper reserves for the ore body benefited. PT Freeport Indonesia’s total development costs at December 31, 2004 for the Deep Ore Zone mine, currently our only operating underground mine, totaled $189.5 million, which are being depreciated on a unit-of-production basis over the life of the Deep Ore Zone proven and probable reserves. See Note 1 of “Notes to Consolidated Financial Statements” included in our 2004 Annual Report incorporated herein by reference.

The majority of maintenance activities is performed on site by a combination of PT Freeport Indonesia employees and contract workers. As of December 31, 2004, we had approximately 7,500 employees and contract workers directly involved in Grasberg open-pit and Deep Ore Zone underground mining, milling and ore flow operations.

The Intermediate Ore Zone was an underground block-cave operation that began production in the first half of 1994. The Intermediate Ore Zone was depleted during the third quarter of 2003. Production totaled 2.5 million metric tons of ore in 2003 and 7.1 million metric tons of ore in 2002. During its 10-year life, the Intermediate Ore Zone operation produced almost 30 percent more copper and gold than the initial reserve estimates.

Our principal source of power for all our operations is a coal-fired power plant that we built in conjunction with our fourth concentrator expansion (see “Infrastructure”). Medium-speed diesel generators supply peaking and backup power. A combination of naturally occurring mountain streams and water derived from our underground operations provides water for our operations. The average annual rainfall in the project area is 180 inches.

Mining Operations - Mines in Development
  Seven other ore bodies, referred to as the underground Grasberg, Kucing Liar, Mill Level Zone, Deep Mill Level Zone, Ertsberg Stockwork Zone, Big Gossan and the Dom are located in Block A. These ore bodies are at various stages of development, and are included in our proven and probable recoverable reserves. We incurred $2.9 million for mine development, expansion and infrastructure capital expenditures related to these ore bodies and $26.7 million for common underground infrastructure during the three years ended December 31, 2004. See “Risk Factors.”

The underground Grasberg reserves will be mined using the block-cave method at the end of open-pit mining, which is expected to continue until approximately 2015. The Kucing Liar ore body lies on the southern flank of and underneath the southern portion of the Grasberg open pit at the 2,600- to 3,200-meter elevation level. We are reviewing development plans for Kucing Liar.

The Mill Level Zone ore body lies directly below the Deep Ore Zone mine at the 2,900-meter elevation. The Deep Mill Level Zone ore body lies beneath the Mill Level Zone ore body at the 2,600-meter elevation. This ore represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. Drilling efforts continue to determine the extent of these ore bodies. We expect to mine the Mill Level Zone ore body using a block-cave method after we complete mining at the Deep Ore Zone ore body. Near the end of mining the Mill Level Zone ore body, we expect to mine the Deep Mill Level Zone ore body also using a block-cave method.

The Ertsberg Stockwork Zone ore body extends off the southwest side of the Deep Ore Zone ore body at the 3,100- to 3,600-meter elevation level. Drilling efforts continue to determine the extent of this ore body, which we expect to mine using a block-cave method starting in about 2009.

The Big Gossan ore body is located approximately 1,000 meters southwest of the original Ertsberg open-pit deposit. We began the initial underground development of the ore body in 1993 when we drove tunnels from the mill area into the ore zone at the 2,600-meter elevation level. A stope and fill mining method will be used on the Big Gossan deposit. A feasibility study and an update to the site-wide development plan will be completed in 2005 to determine is the timing of initial production, currently projected to be 2007.

The Dom ore body lies approximately 1,500 meters southeast of the depleted Ertsberg open-pit deposit. Production at the open-pit portion of the ore body will begin after completion of open-pit mining at Grasberg, subsequently followed by block-cave mining of the underground portion of the Dom ore body.

The projected aggregate capital expenditures required to reach full production capacity for each of our undeveloped ore bodies based on our latest mine plans and our proven and probable recoverable reserves as of December 31, 2004, are shown below (in millions). Actual costs could differ materially from these estimates as we will not incur most of the expenditures for several years and we will incur them over a period of several years. Based on our current estimates, we expect aggregate expenditures will range between $25 million and $265 million annually, during the next 15 years. In addition, these costs will be shared with Rio Tinto in accordance with our joint venture agreement.

Grasberg block cave	$ 980
Kucing Liar block cave	500
Mill Level Zone block cave	265
Deep Mill Level Zone block cave	260
Big Gossan open stope	225
Dom block cave	185
Ertsberg Stockwork Zone block cave	180
Dom open pit	30
Total	$2,625

Description of Ore Bodies. Our ore bodies are located within and around two main igneous intrusions, the Grasberg monzodiorite and the Ertsberg diorite. The host rocks of these ore bodies include both carbonate and clastic rocks that form the ridge crests and upper flanks of the Sudirman Range, and the igneous rocks of monzonitic to dioritic composition that intrude them. The igneous-hosted ore bodies (the Grasberg open pit and block cave, and the Ertsberg Stockwork Zone block cave) occur as vein stockworks and disseminations of copper sulphides, dominated by chalcopyrite and, to a much lesser extent, bornite. The sedimentary-rock hosted ore bodies occur as “magnetite-rich, calcium/magnesian skarn” replacements, whose location and orientation are strongly influenced by major faults and by the chemistry of the carbonate rocks along the margins of the intrusions.

The copper mineralization in these skarn deposits is also dominated by chalcopyrite, but higher bornite concentrations are common. Moreover, gold occurs in significant concentrations in all of the district’s ore bodies, though rarely visible to the naked eye. These gold concentrations usually occur as inclusions within the copper sulphide minerals, though, in some deposits, these concentrations can also be strongly associated with pyrite.

The following diagram indicates the relative elevations (in meters) of our reported reserve ore bodies.

The following map, which encompasses an area of approximately 42 square kilometers (approximately 16 square miles), indicates the relative positions and sizes of our reported reserve ore bodies and their locations.

The following chart illustrates our current plans for sequencing and producing each of our ore bodies and the years in which we currently expect that production of each ore body will begin and end. Production volumes are typically lower in the first few years of each ore body as development activities are ongoing and as the mine ramps up to full production. Currently, the Grasberg open pit and Deep Ore Zone are our only producing mines. The ultimate timing of the start of production from our undeveloped mines is dependent upon a number of factors, including the results of our exploration efforts, and may vary from the dates shown below. In addition, we develop our mine plans for the Grasberg open pit and underground mines based on maximizing the net present value from the ore bodies.

Production Sequencing
Reserves as of December 31, 2004
Grasberg open pit
Deep Ore Zone
Big Gossan
Ertsberg Stockwork Zone
Dom open pit
Grasberg block cave
Mill Level Zone block cave
Dom block cave
Kucing Liar
Deep MLZ block cave
Contract of Work Term
(including extensions)
2005
2007
2009
2011
2013
2015
2017
2019
2021
2023
2025
2027
2029
2031
2033
2035
2037
2039
2041
Year

During 2004, we mined an average of 636,200 metric tons of material per day, including ore and overburden, and we do not require any additional approvals for higher rates. During 2003, we mined an average of 646,100 metric tons of material per day. The following chart illustrates our current aggregate mill capacity; our aggregate permitted mill capacity; and our projected milling rates. The decline in milling rates in 2016 reflects the expected completion date of open-pit mining at the Grasberg ore body. We are continuing to develop mine plans to optimize production levels and to offset the anticipated decline in 2016.

Projected Mill Rates & Mill Capacities
December 31, 2004 Reserves – Production Plan
Mill Rate (000's of metric tons per day)
350
300
250
200
150
100
50
0
Permitted Mill Capacity
Current Mill Capacity
Projected Mill Rate
2005
2007
2009
2011
2013
2015
2017
2019
2021
2023
2025
2027
2029
2031
2033
2035
2037
2039
2041
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

Our production results for the last three years are as follows:

	Years Ended December 31,			Percentage Change
	2004	2003	2002	2003 to 2004	2002 to 2003
Mill throughput (metric tons of ore per day)	185,100	203,000	235,600	(9)%	(14)%
Copper production, net to PT Freeport Indonesia (000 pounds)	996,500	1,291,600	1,524,200	(23)%	(15)%
Gold production, net to PT Freeport Indonesia (ounces)	1,456,200	2,463,300	2,296,800	(41)%	7%
Average net cash production costs (credits) per pound of copper[a]	$0.40	$(0.02)	$0.08	N.M.	125%
N.M. Not Meaningful
a. Includes site production and delivery costs, smelting and refining costs, and royalties, less credits for gold and silver sales. See our 2004 Annual Report incorporated herein by reference for a reconciliation of average net cash production costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

In October 2003, a slippage of material occurred in a section of the Grasberg open pit and in December 2003, a smaller debris flow occurred in the same section. The area affected by the slippage events included two active mining areas which were scheduled to be mined in the fourth quarter of 2003 (see “Grasberg Open-Pit Slippage”). Mill throughput and production in 2003 and 2004 were negatively affected by PT Freeport Indonesia’s efforts to accelerate removal of overburden material and restore safe access to higher-grade areas in the pit. Mill throughput averaged 185,100 metric tons of ore per day in 2004, a nine percent decrease from the 203,000 metric tons average in 2003. Copper and gold production was lower in 2004 compared with 2003 reflecting the lower mill throughput and lower average ore grades. Copper production for 2004 totaled 1.0 billion pounds, 295.1 million pounds lower than 2003 production. Gold production for 2004 totaled 1.46 million ounces, 1.0 million ounces lower than 2003 production. The lower sales volumes and the primarily fixed nature of a large portion of PT Freeport Indonesia’s cost structure resulted in average net cash production costs for 2004 increasing to $0.40 per pound compared with a net credit of $0.02 per pound for 2003.

Copper production for 2003 was 1.3 billion pounds, 232.6 million pounds lower than 2002 production primarily because of lower average copper ore grades and lower mill throughput caused by the slippage and debris flow events. Gold production for 2003 was 166,500 ounces higher than that for 2002 primarily because of higher average gold grades.

Average net cash production costs per pound of copper of a net credit of $(0.02) for 2003 were an annual record low compared with $0.08 for 2002. Higher gold credits in 2003 offset higher site production and delivery costs. Our average net cash production costs per pound of copper vary with the amount of gold we sell and gold prices, among other factors. Once we complete our open-pit mining operations at the Grasberg mine in approximately 2015 and transition to underground, we expect our share of annual copper and gold production to be lower than current levels, and all other factors being equal, our average net cash production costs to increase. For more information regarding our operating and financial results, see our 2004 Annual Report incorporated herein by reference.

Geotechnical Programs

Our geotechnical programs support several phases of the operations, including our open-pit mine (pit slope and overburden stockpile stability), our underground mine, our infrastructure and our tailings management program. For information regarding our tailings management program, see “Environmental Matters.”

A group of our senior level employees has the responsibility, authority and oversight for our overall geotechnical programs. Our multi-disciplinary approach combines in-house personnel with backgrounds in civil, geotechnical, mining engineering, geology and hydrology to form a technical services group that reports to our senior managers. Our technical services group develops information that our mine engineering group uses to develop mine and stockpile designs, production schedules and related plans. Our technical services group also monitors slope stability and other geotechnical and hydrological developments.

Our technical services group is composed of expatriates and Indonesian nationals, who are university educated. International consulting experts in each of the applicable technical fields support this group. In-house training provided by consultants as well as off-site seminars and industry conferences supports the training of our staff. Our joint venture partner has also provided geotechnical and engineering support to our operations. Consultants and our joint venture partner provide input into program development and assess performance of these critical roles.

Our technical services group uses information from geological drilling for the development and updating of our geological, geotechnical and hydrologic models. We develop computer-based geologic models for mine design and dewatering programs. We provide continuous ground and slope monitoring in our mines, on all overburden stockpiles, and around all infrastructure using various computerized and automated systems. We also daily inspect all open-pit working areas, with any items of concern being reported to our senior managers. Our hydrology function measures and tracks water flow patterns to determine the effectiveness and need for de-watering and depressurization programs. We drain all surface flows away from the open pit and pump any in-pit surface water to dedicated drain holes connected to our underground de-watering drift system. We also continuously monitor rainfall at our operations so that we may adjust for operational impacts and safety considerations.

Grasberg Open-Pit Slippage

On October 9, 2003, a slippage of material occurred in a section of the Grasberg open pit. Eight workers perished and five workers were injured in the incident. The area affected by the slippage, comprising approximately five percent of the surface area of the massive Grasberg pit, included two active mining areas that were scheduled to be mined in 2003 and 2004. On December 12, 2003, a debris flow involving a relatively small amount of loose material occurred in the same area of the Grasberg open pit resulting in only minor property damage. Following these two events, PT Freeport Indonesia redirected its open-pit operations to accelerate removal of waste material from the south wall to restore safe access to the higher-grade ore areas in the pit. These activities resulted in reduced production levels. In April 2004, PT Freeport Indonesia established safe access and initiated mining in higher-grade ore areas while continuing waste removal activities. PT Freeport Indonesia resumed normal milling rates in June 2004.

As a result of the fourth-quarter 2003 slippage and debris flow events, PT Freeport Indonesia notified its copper concentrate customers that it was declaring force majeure under the terms of its contracts as it would be unable to satisfy its annual sales and delivery commitments. In December 2004, PT Freeport Indonesia terminated the force majeure that had been in effect since December 2003 under its concentrate sales contracts.

PT Freeport Indonesia maintains property damage and business interruption insurance related to its operations. In December 2004, we entered into an insurance settlement agreement and settled all claims that arose from the fourth-quarter 2003 slippage and debris flow events in the Grasberg open-pit mine. PT Freeport Indonesia’s insurers agreed to pay an aggregate of $125.0 million in connection with its claims. After considering our joint venture partner’s interest in the proceeds, PT Freeport Indonesia’s share of proceeds totaled $95.0 million.

Exploration

As a result of our joint venture arrangements, Rio Tinto generally pays for 40 percent of our joint venture exploration and exploratory drilling costs in Papua. The joint ventures incurred total exploration costs of $13.6 million in 2004 and $10.5 million in 2003. The joint ventures’ exploration budget for 2005 totals approximately $21 million with most of the effort focused on testing the Mill Level Zone and Deep Mill Level Zone deposits to the northwest, expansion of the underground Grasberg resource, and testing reconnaissance targets along the Wanagan and Idenberg fault trends.

In June 1998, we entered into a joint venture agreement to conduct exploration activities in PT Nabire Bakti Mining’s Contract of Work area, which currently covers approximately 500,000 acres in several blocks contiguous to PT Freeport Indonesia’s Block B and one of Eastern Minerals’ blocks in Papua. Rio Tinto shares in 40 percent of our interest and costs in this exploration joint venture. We and Rio Tinto can earn up to a 62 percent interest in the PT Nabire Bakti Mining Contract of Work by spending up to $21 million on exploration and other activities in the joint venture areas. We have spent $17.0 million through December 31, 2004.

With the subsequent approval of the Indonesian government, in 2000 we suspended our field exploration activities in Block B, which includes the Wabu Ridge gold prospect, as well as in the other Contract of Work areas of Eastern Minerals and PT Nabire Bakti Mining. The suspensions are due to safety and security issues and regulatory uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas and an Indonesian Forestry law enacted in 1999 prohibiting open-pit mining in forest preservation areas. All of the suspended areas are outside of our current mining operations area. We are assessing the possible timing for resumption of our exploration activities.

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

In July 2003, we acquired the 85.7 percent ownership interest in Puncakjaya Power owned by affiliates of Duke Energy Corporation for $68.1 million cash, net of $9.9 million of cash acquired. Puncakjaya Power is the owner of assets supplying power to PT Freeport Indonesia’s operations, including the 3x65 megawatt coal-fired power facilities. PT Freeport Indonesia purchases power from Puncakjaya Power under infrastructure asset financing arrangements. At December 31, 2004, PT Freeport Indonesia had infrastructure asset financing obligations to Puncakjaya Power totaling $258.7 million. As a result of our acquisition of the 85.7 percent ownership interest, our consolidated balance sheet no longer reflects PT Freeport Indonesia’s obligation to Puncakjaya Power, but instead reflects the Puncakjaya Power bank debt which totaled $187.0 million and a receivable from Rio Tinto totaling $73.5 million for its share of the obligation to Puncakjaya Power at December 31, 2004.

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

Revenues from concentrate sales are recorded net of royalties (see “Contracts of Work”), treatment and refining charges (including participation charges, if applicable, based on the market prices of metals), and the impact of derivative financial instruments, if any, used to hedge against risks from metals price fluctuations. Moreover, because a portion of the metals contained in copper concentrates is unrecoverable as a result of the smelting process, our revenues from concentrate sales are also recorded net of allowances based on the quantity and value of these unrecoverable metals. These allowances are a negotiated term of our contracts and vary by customer. Treatment and refining charges represent payments to smelters and refiners and are either fixed or in certain cases vary with the price of copper. We sell a small amount of copper concentrates in the spot market. See “Risk Factors.”

We have commitments, including commitments from Atlantic Copper and PT Smelting, for essentially all of our estimated 2005 production. We estimate our share of sales for 2005 to approximate 1.5 billion pounds of copper and 2.9 million ounces of gold. Projected 2005 copper and gold sales reflect the expectation of higher production following completion of efforts to restore safe access to high-grade ore areas in the Grasberg open pit. See “Risk Factors.”

PT Freeport Indonesia has a long-term contract through 2007 to provide Atlantic Copper with a quantity of copper concentrates at market prices which currently approximates 60 percent of Atlantic Copper’s annual copper concentrate requirements. PT Freeport Indonesia’s agreement with PT Smelting provides, for the life of PT Freeport Indonesia’s mines, for the supply of 100 percent of the copper concentrate requirements necessary to produce 205,000 metric tons of copper (essentially the Gresik smelter’s original design capacity) on a priority basis. In 2004, PT Smelting increased its stated production capacity to 250,000 metric tons of copper per year. For the first 15 years of PT Smelting’s commercial operations beginning December 1998, PT Freeport Indonesia agreed that the treatment and refining charges on specified quantities of the concentrate PT Freeport Indonesia supplies will not fall below specified minimum rates, subject to renegotiation in 2008. The rate was $0.23 per pound, during the period from the commencement of PT Smelting’s operations in 1998 until April 3, 2004 when it declined to a minimum of $0.21 per pound. We anticipate that PT Freeport Indonesia will sell approximately 50 percent of its annual concentrate production to Atlantic Copper and PT Smelting. In 2004, the percentage of concentrate PT Freeport Indonesia sold to Atlantic Copper and PT Smelting was closer to 60 percent because of reduced production levels following the Grasberg slippage events and PT Freeport Indonesia’s commitments to provide PT Smelting with concentrate on a priority basis. A summary of PT Freeport Indonesia’s aggregate percentage concentrate sales to its affiliates and to other parties for the last three years follows:

	2004	2003	2002
PT Smelting	40%	30%	26%
Atlantic Copper	19%	25%	24%
Other parties	41%	45%	50%
	100%	100%	100%

Investment in Smelters

Our investment in smelters (Atlantic Copper and PT Smelting) serves an important role in our concentrate marketing strategy. PT Freeport Indonesia generally sells approximately one-half of its concentrate production to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder to other customers. Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and income to Atlantic Copper and PT Smelting. Through downstream integration, we are assured placement of a significant portion of our concentrate production. While low smelting and refining charges in recent years adversely affected the operating results of Atlantic Copper, they benefited the operating results of PT Freeport Indonesia’s mining operations, effectively achieving a hedge for these charges.

Atlantic Copper, S.A. We own 100 percent of Atlantic Copper. Atlantic Copper completed the last expansion of its production capacity in 1997 and its smelter currently has a design capacity of 290,000 metric tons of copper per year. We have no present plans to expand Atlantic Copper’s production capacity. During 2004, Atlantic Copper treated 768,100 metric tons of concentrate and scrap and produced 224,300 metric tons of new copper anodes. During 2003, Atlantic Copper treated 964,400 metric tons of concentrate and scrap and produced 290,300 metric tons of new copper anodes. Atlantic Copper completed a 51-day scheduled major maintenance turnaround in May 2004, adversely affecting 2004 results. Major maintenance turnarounds of this duration typically occur approximately every nine years for Atlantic Copper, with significantly shorter-term maintenance turnarounds occurring in the interim. Atlantic Copper purchased approximately 27 percent of its 2004 concentrate requirements from PT Freeport Indonesia at market prices. Atlantic Copper has experienced no material operating problems, and we are not aware of any potential material environmental liabilities at Atlantic Copper.

We contributed $202.0 million to Atlantic Copper in 2004, $10.0 million in 2003 and $25.0 million in 2002. In addition, we loaned $189.5 million to Atlantic Copper in 2004. The funds were used to improve Atlantic Copper’s financial structure during its major maintenance turnaround and during a period of extremely low treatment and refining charge rates, which have negatively affected Atlantic Copper’s results. Our total investment in Atlantic Copper through December 31, 2004, was $456.9 million.

PT Smelting. PT Freeport Indonesia’s Contract of Work required us to construct or cause to be constructed a smelter in Indonesia if we and the Indonesian government determined that such a project would be economically viable. In 1995, following the completion of a feasibility study, we entered into agreements relating to the formation of PT Smelting and the construction of the copper smelter in Gresik, Indonesia.

PT Smelting is a joint venture among PT Freeport Indonesia, Mitsubishi Materials Corporation, Mitsubishi Corporation and Nippon Mining & Metals Co., Ltd., which own 25 percent, 60.5 percent, 9.5 percent and 5 percent, respectively, of the outstanding PT Smelting common stock. In accordance with the joint venture agreements, PT Freeport Indonesia provides the majority of PT Smelting’s copper concentrate requirements. In December 2003, PT Smelting’s shareholder agreement was amended to eliminate PT Freeport Indonesia’s assignment of its earnings in PT Smelting to support a 13 percent cumulative annual return to the other owners for the first 20 years of operations. No amounts were paid under this assignment. PT Freeport Indonesia’s total investment in PT Smelting through December 31, 2004, was $98.7 million.

During 2004, PT Smelting treated 758,100 metric tons of concentrate and produced 211,600 metric tons of new copper anodes. During 2003, PT Smelting treated 824,800 metric tons of concentrate and produced 247,400 metric tons of new copper anodes. PT Smelting completed a 31-day major maintenance turnaround in the second quarter of 2004. Major maintenance turnarounds of this duration typically occur approximately every four years for PT Smelting, with significantly shorter term maintenance turnarounds in the interim. PT Smelting has experienced no material operating problems and we are not aware of any potential material environmental liabilities at PT Smelting.

Competition

We compete with other mining companies in the sale of our mineral concentrates and the recruitment and retention of qualified personnel. Some competing companies possess financial resources greater than ours and possess multiple mining assets less geographically concentrated in a single area than ours. We believe, however, that we are one of the lowest-cost copper producers in the world, after taking into account credits for related gold and silver production, which gives us a significant competitive advantage.

Social Development, Employment and Human Rights

We have a social, employment and human rights policy designed to result in our operating in compliance with the laws in the areas of our operations, and in a manner that respects basic human rights and the culture of the people who are indigenous to the area. We continue to incur significant costs on social and cultural activities, primarily in Papua. These activities include:

•	comprehensive job training programs;
•	basic education programs;
•	several public health programs, including extensive malaria control;
•	agricultural assistance programs;
•	a business incubator program to encourage the local people to establish their own small scale businesses;
•	cultural preservation programs; and
•	charitable donations.

In 1996, PT Freeport Indonesia agreed to commit at least one percent of its revenues to the Freeport Partnership Fund for Community Development (formerly the Freeport Fund for Irian Jaya Development) to support village-based health, education, economic and social development programs in its area of operations. This commitment replaced our community development programs in which we spent a similar amount of money each year. Our contributions totaled $17.5 million in 2004, $17.4 million in 2003 and $15.2 million in 2002 to the Freeport Partnership Fund for Community Development.

Lembaga Pembangunan Masyarakat Amungme Kamoro (LPMAK) oversees disbursement of the funds we contribute to the fund. LPMAK’s board of commissioners is made up of a leader of the Amungme people, a leader of the Kamoro people, leaders of the three local churches, a representative of the local government and a representative of PT Freeport Indonesia.

We believe that our social and economic development programs are responsive to the issues raised by the local villages and people and should help us to avoid disruptions of mining operations. Nevertheless, social and political instability in the area may adversely impact our mining operations. See “Risk Factors.”

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

Security Matters

Consistent with our Contract of Work and duty to protect our employees and property, we have taken appropriate steps to provide a safe and secure working environment. As part of its security program, PT Freeport Indonesia maintains its own internal security department, which performs functions such as protecting company facilities, monitoring the shipment of company goods through the airport and terminal, assisting in traffic control and aiding rescue operations. PT Freeport Indonesia’s civilian security employees (numbering about 700) are unarmed and perform duties consistent with their internal security role. PT Freeport Indonesia’s share of costs for its internal civilian security department totaled $12.3 million for 2004, $11.2 million for 2003 and $7.7 million for 2002. The security department has received human rights training and each member is required to certify his or her compliance with our human rights policy.

PT Freeport Indonesia, and all businesses and residents of Indonesia, relies on the Government of Indonesia for the provision of public order, upholding the rule of law and the protection of personnel and property. The Grasberg mine has been designated by the Government of Indonesia as one of Indonesia’s vital national assets. This designation results in the military’s playing a significant role in protecting the area of our operations. The Government of Indonesia is responsible for employing police and military personnel and directing their operations.

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

PT Freeport Indonesia’s share of support costs for the government-provided security, involving over 2,400 Indonesian government security personnel currently located in the general area of our operations, was $6.9 million for 2004, $5.9 million for 2003 and $5.6 million for 2002. This supplemental support consists of various infrastructure and other costs, such as food, housing, fuel, travel, vehicle repairs, allowances to cover incidental and administrative costs, and community assistance programs conducted by the military/police. PT Freeport Indonesia’s capital costs for associated infrastructure was $0.2 million for 2004, $0.6 million for 2003 and $0.4 million for 2002.

Environmental Matters

We have a board-approved environmental policy that commits us not only to compliance with applicable federal, state and local environmental statutes and regulations, but also to continuous improvement of our environmental performance at every operational site. We believe that we conduct our Indonesian operations pursuant to all necessary permits and are in compliance in all material respects with applicable Indonesian environmental laws, rules and regulations. Additionally, the environmental management systems for our PT Freeport Indonesia mining and milling operations and our Atlantic Copper smelting operations are ISO (International Standardization Organization) 14001 certified.

Mining operations on the scale of our operations in Papua involve significant environmental challenges, primarily related to the disposition of tailings, which are the crushed and ground rock material resulting from the physical separation of commercially valuable minerals from the ore. We have comprehensive, ongoing environmental management and monitoring plans for the disposal of tailings resulting from our milling operations, which the Government of Indonesia has approved. Pursuant to these plans, we manage and monitor the impact of our tailings disposal on the surrounding area of the Ajkwa River and adjoining water bodies and the surrounding coastal areas. In 1997, we completed an engineered levee system to minimize the impact of the tailings through a controlled deposition area located on a portion of the flood plain on the Ajkwa River.

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

With respect to overburden, control and treatment of acid rock drainage is our primary environmental issue. Our approaches to this issue include the prevention of acid rock drainage generation, the control of acid rock drainage migration, and the capture and treatment of acid rock drainage emanating from the overburden stockpile. In addition, tests have shown the feasibility of revegetating the overburden stockpile and, as a result, we have engaged in stockpile reclamation as an additional means of mitigating acid rock drainage.

We have made significant capital expenditures with respect to the capture and treatment of acid rock drainage and additional capital expenditures are currently in progress. We continue to evaluate various technologies for the treatment of captured acid rock drainage. Currently, acid rock drainage collected by boreholes at the base of the overburden stockpile is treated using conventional lime neutralization.

We have also committed to the Indonesian government to have independent external environmental audits of our Papuan operations performed by qualified experts every three years, with results available for public review. We have had three independent environmental audits conducted by internationally recognized consulting and auditing firms. SGS International Certification Services Indonesia, a member of the Société Générale de Surveillance Group, completed the 2002 environmental audit. The 2002 audit found the overall approach to practical management of environmental issues at PT Freeport Indonesia to be very sound. There were no audit findings requiring corrective action. We also are continuing our annual internal audits, through the life of our mining operations, so that our environmental management and monitoring programs will remain sound and our operations will remain in material compliance with local laws.

In connection with obtaining our environmental approvals from the Indonesian government, we committed to performing a one-time environmental risk assessment on the impacts of our tailings management plan. We completed this extensive environmental risk assessment with more than 90 scientific studies conducted over four years and submitted it to the Indonesian government in December 2002. We developed the risk assessment exercise with input from an independent review panel, which included representatives from the Indonesian government, academia, and non-governmental organizations. The risks that we identified during this process were in line with our impact projections of the tailings management program contained in our environmental approval documents.

We have environmental approvals from the Government of Indonesia to expand our milling rate up to a maximum of 300,000 metric tons of ore per day. In 2004, we averaged 185,100 metric tons of ore per day and in 2003 we averaged 203,000 metric tons of ore per day.

The cost of complying with environmental laws is a fundamental cost of our business. We incurred aggregate environmental capital expenditures and other environmental costs totaling $65.1 million in 2004, $72.1 million in 2003 and $62.6 million in 2002, including tailings management levee maintenance and mine reclamation. In 2005, we expect to incur approximately $21 million of aggregate environmental capital expenditures and $39 million of other environmental costs. These environmental expenditures are part of our overall 2005 operating budget.

We are currently revegetating portions of the tailings deposition area. Upon the completion of our mining operations, we will fulfill the remaining commitments we made to the Indonesian government in connection with our tailings management plan. Our options for revegetation of affected areas of the deposition area include natural revegetation, forage crops and grasses, fruits, grains and vegetables, and other traditional food and medicinal crops. Decisions on these options are made in consultation with local and regional government, local residents and other stakeholders. In addition to the revegetation and reclamation of the deposition area, we will continue to operate treatment systems as long as necessary. We also monitor and test the water discharged from our mine and the pH, sulfate and electrical conductivity levels of ground water in the deposition area. The stability of our levees will be ensured through routine visual inspection, revegetation of the levee embankments, and the transfer of our levee roads for public use. Moreover, we will submit an annual written report to the Indonesian government regarding our reclamation activities.

Our ultimate reclamation and closure activities will be determined after consultation with the Indonesian government, local residents and other parties. Our best estimate is that PT Freeport Indonesia’s total aggregate reclamation and closure obligations totaled approximately $149 million as of December 31, 2004. Estimates of reclamation and closure costs involve complex issues requiring integrated assessments over a period of many years, and we may revise them as we perform more complete studies. Some reclamation costs will be incurred during mining activities, while most closure costs and the remaining reclamation costs will be incurred at the end of mining activities, which are currently estimated to continue for more than 35 years.

Moreover, we cannot predict with any certainty the ultimate future uses of the tailings deposition area once our mining operations are completed. In addition to forage crop and grass planting and food and medicinal crop production, possible future uses of the tailings deposition area include rainforest regrowth, production of timber, fuel woods, fruits and nuts and other economic forestry, and the cultivation of fish, shellfish and other aquaculture. The ultimate future uses will be determined in consultation with local and regional government, local residents and other stakeholders.

In 1996, we began contributing to a cash fund ($6.0 million balance at December 31, 2004) designed to accumulate at least $100 million by the end of our Indonesian mining activities. We plan to use this fund, including accrued interest, to pay for mine closure and reclamation costs. Any incremental costs in excess of this $100 million fund are expected to be incurred throughout the life of the mine and would be funded by operational cash flow or other sources. An increasing emphasis on environmental issues and future changes in regulations could require us to incur additional costs that would be charged against future operations. Estimates involving environmental matters are by their nature imprecise and changes in government regulations, operations, technology and inflation could require us to revise them over time.

We believe that Atlantic Copper’s facilities and operations are in compliance in all material respects with all applicable Spanish environmental laws, rules and regulations. However, in July 2002, the Integrated Pollution Prevention and Control guidelines were adopted under Spanish law with a phase in for compliance by 2007. Atlantic Copper, working with local environmental authorities, is continually assessing the impact of these new guidelines on its operations, and has budgeted approximately $30 million as its best estimate of the remaining required capital expenditures from 2005 through 2007 to comply. In 2002, the Environmental Management Systems at Atlantic Copper’s operations in Huelva, Cordoba and Barcelona were audited by the Spanish Association for Standardization and Certification (AENOR), in accordance with the ISO 14001:96 international certification standard and the new European Union Environmental, Eco-Management and Eco-Auditing (EMAS) Regulation No. 761/2001. AENOR is a Spanish not-for-profit entity that has been accredited by the Spanish government to inspect, audit and certify environmental management systems. Atlantic Copper received positive results from the audits, which are required annually to retain the ISO 14001 certification that Atlantic Copper achieved in prior years.

The Indonesian and Spanish governments may periodically revise their environmental laws and regulations or adopt new ones, and we cannot predict the effects on our operations of new or revised regulations. We have expended significant resources, both financial and managerial, to comply with environmental regulations and permitting and approval requirements, and we anticipate that we will continue to do so in the future. There can be no assurance that we will not incur additional significant costs and liabilities to comply with such current and future regulations or that such regulations will not materially affect our operations. See “Risk Factors.”

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

Employees and Relationship with FM Services Company

As of December 31, 2004, PT Freeport Indonesia had 7,858 employees (approximately 98 percent Indonesian) and 6,247 contract workers, the vast majority of whom were Indonesian. Approximately 75 percent of PT Freeport Indonesia’s employees are represented by the All Indonesia Workers’ Union, which operates under Government of Indonesia supervision. PT Freeport Indonesia has a labor agreement covering all of its hourly-paid Indonesian employees, the key provisions of which are renegotiated biannually. In June 2003, PT Freeport Indonesia and its workers agreed to terms for a new labor agreement that expires September 30, 2005. PT Freeport Indonesia’s relations with the workers’ union have generally been satisfactory. In addition, 4,587 persons worked for privatized companies providing services within PT Freeport Indonesia’s operations area.

As of December 31, 2004, Atlantic Copper had 731 employees, of which approximately 75 percent are represented by union contracts. In July 2003, Atlantic Copper successfully negotiated new labor contracts covering its smelter/refinery and copper wire manufacturing workforce in Huelva, Spain with no material changes in terms. Atlantic Copper’s union contracts in Huelva expired on December 31, 2004, and negotiations for new contracts are expected to begin in April 2005. Atlantic Copper experienced a four-day labor strike in October 2004 at its smelter facility in Huelva because of a workforce reduction plan. The union’s issues with the workforce reduction plan were resolved and the plan was approved by Spanish authorities and implemented in December 2004.

FM Services Company (FM Services) furnishes executive, administrative, financial, accounting, legal, tax and similar services to us. FM Services became our wholly owned subsidiary in October 2002, when we purchased the remaining 50 percent ownership in FM Services from McMoRan Exploration Co. (McMoRan) for $1.3 million. As of December 31, 2004, FCX had 11 employees and FM Services had 141 employees. FM Services employees continue to provide services to McMoRan, a publicly traded company engaged in the exploration, development and production of oil and gas, and Stratus Properties Inc., a publicly traded company engaged in the development of real estate.

Nusamba Loan Guarantee

In 1997, PT Nusamba Mineral Industri (Nusamba), an Indonesian company and a subsidiary of PT Nusantara Ampera Bakti, acquired from a third party approximately 51 percent of the capital stock of PT Indocopper Investama. PT Indocopper Investama is an Indonesian company whose only significant assets are its approximate 9.36 percent ownership of PT Freeport Indonesia’s common stock and its 10.0 percent ownership of Eastern Minerals’ stock. Nusamba paid $61.6 million in cash and financed $253.4 million of the $315.0 million purchase price with a variable-rate commercial loan from a syndicate of commercial banks, including JPMorgan Chase Bank as agent, which was to mature in March 2002. We guaranteed the Nusamba loan for the purpose of continuing minority Indonesian ownership of PT Freeport Indonesia. We also agreed to lend to Nusamba any amounts to cover any shortfalls between the interest payments due on the commercial loan and dividends received by Nusamba from PT Indocopper Investama. Through December 31, 2001, we loaned Nusamba $68.9 million to cover such shortfalls and we charged $7.3 million of this amount to expense because the loans exceeded Nusamba’s initial cash investment.

In early 2002, Nusamba informed us that it did not expect to be able to repay the bank loan or our loan at maturity. On February 27, 2002, we repaid the bank loan as provided for under the terms of our credit facilities and acquired Nusamba’s ownership in PT Indocopper Investama. For accounting purposes, the transactions were deemed effective as of December 31, 2001. As a result of our payment of the Nusamba bank loan, our ownership interest in PT Freeport Indonesia increased to 90.64 percent from 85.87 percent and our ownership interest in Eastern Minerals increased to 100 percent from 95 percent.

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

Indonesia has faced political, economic and social uncertainties, including separatist movements and civil and religious strife in a number of provinces. In particular, several separatist groups are opposing Indonesian rule over the province of Papua, where our mining operations are located, and have sought political independence for the province. In response to demands for political independence, new Indonesian regional autonomy laws became effective January 1, 2001. However, the manner in which the new laws are being implemented and the degree of political and economic autonomy that they may bring to individual provinces, including Papua, is uncertain and is a current issue in Indonesian politics. Moreover, in Papua there have been sporadic attacks on civilians by separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military. Social, economic and political instability in Papua could materially and adversely affect us if this instability results in damage to our property or interruption of our activities.

Maintaining a good working relationship with the Indonesian government is important to us because all of our mining operations are located in Indonesia and are conducted pursuant to Contracts of Work with the Indonesian government. Accordingly, we are also subject to the usual risks associated with conducting business in and with a foreign country, including the risk of forced modification of existing contracts, changes in the country’s laws and policies, including those relating to taxation, royalties, divestment, imports, exports and currency, and the risk of having to submit to the jurisdiction of a foreign court or arbitration panel or having to enforce the judgment of a foreign court or arbitration panel against a sovereign nation within its own territory. In addition, we are subject to the risk of expropriation, and our insurance does not cover losses caused by expropriation.

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

On October 9, 2003, a slippage of material occurred in a section of the Grasberg open pit, resulting in eight fatalities. On December 12, 2003, a debris flow involving a relatively small amount of loose material occurred in the same section of the open pit resulting in only minor property damage. All material involved in the affected mining areas has been removed. The events caused us to alter our short-term mine sequencing plans, which adversely affected our 2003 and 2004 production. While we resumed normal production activities in the second quarter of 2004, no assurance can be given that these events will not adversely affect production over the longer term or that similar events will not occur in the future.

The terrorist attacks in the United States on September 11, 2001, recent attacks in Indonesia and the potential for additional future terrorist acts and other recent events have created economic and political uncertainties that could materially and adversely affect our business and the prices of our securities.

On August 31, 2002, three people were killed and 11 others were wounded in an ambush by a group of unidentified assailants. The assailants shot at several vehicles transporting international contract teachers from our school in Tembagapura, their family members, and other contractors to PT Freeport Indonesia on the road near Tembagapura, the mining town where the majority of PT Freeport Indonesia’s personnel reside. We, along with the United States government, the central Indonesian government, the Papuan provincial and local governments, and leaders of the local people residing in the area of our operations condemned the attack. Indonesian authorities and the United States Federal Bureau of Investigation investigated the incident, which resulted in the U.S. indictment of an alleged operational commander of the Free Papua Movement/National Freedom Force.

On October 12, 2002, a bombing killed 202 people in the Indonesian province of Bali, which is 1,500 miles west of our mining and milling operations. Indonesian authorities arrested 35 people in connection with this bombing and 29 of those arrested have been tried and convicted. On August 5, 2003, 12 people were killed and over 100 others were injured by a car bomb detonated outside of the JW Marriott Hotel in Jakarta, Indonesia. On September 9, 2004, 11 people were killed and over 200 others injured by a car bomb detonated in front of the Australian embassy in Jakarta. The same international terrorist organizations are suspected in each of these incidents. Our mining and milling operations were not interrupted by these incidents but our corporate office in Jakarta had to relocate for several months following the bombing in front of the Australian embassy.

We cannot predict whether there will be additional incidents similar to the recent shooting or bombings. If there were to be additional separatist, terrorist or other violence in Indonesia, it could materially and adversely affect our business and profitability in ways that we cannot predict at this time.

Terrorist attacks and other recent events have caused uncertainty in the world’s financial and insurance markets and may significantly increase global political, economic and social instability, including in Indonesia. In addition to the Bali, JW Marriott Hotel and Australian embassy bombings, there have been anti-American demonstrations in certain sections of Indonesia reportedly led by radical Islamic activists. Radical activists have also threatened to attack foreign interests and have called for the expulsion of United States and British citizens and companies from Indonesia.

It is possible that further acts of terrorism may be directed against the United States domestically or abroad, and such acts could be directed against properties and personnel of companies such as ours. The attacks and the resulting economic and political uncertainties, including the potential for further terrorist acts, have caused our insurance premiums to increase. Moreover, while our property and business interruption insurance covers damages to insured property directly caused by terrorism, this insurance does not cover damages and losses caused by war. Terrorism and war developments may materially and adversely affect our business and profitability and the prices of our securities in ways that we cannot predict at this time.

Our profitability can vary significantly with fluctuations in the market prices of copper and gold.

Our revenues are derived primarily from the sale of copper concentrates, which also contain significant quantities of gold and silver, and from the sale of copper cathodes and anodes. Although we sell most of our copper concentrates under long-term contracts, the selling price is based on world metal prices at or near the time of shipment and delivery.

During 2004, the daily closing prices on the London spot market ranged from $1.06 to $1.49 per pound for copper and $374 to $456 per ounce for gold. During 2003, the daily closing prices on the London spot market ranged from $0.70 to $1.05 per pound for copper and $320 to $417 per ounce for gold.

World copper prices have historically fluctuated widely and are affected by numerous factors beyond our control, including:

•	the strength of the United States economy and the economies of other industrialized and developing nations, including China;

•	available supplies of copper from mine production and inventories;

•	sales by holders and producers of copper;

•	demand for industrial products containing copper; and

•	speculation.

World gold prices also have historically fluctuated widely and are affected by numerous factors beyond our control, including:

•	the strength of the United States economy and the economies of other industrialized and developing nations, including China;

•	global or regional political or economic crises;

•	the relative strength of the United States dollar and other currencies;

•	expectations with respect to the rate of inflation;

•	interest rates;

•	sales of gold by central banks and other holders;

•	demand for jewelry containing gold; and

•	speculation.

Any material decrease in market prices of copper or gold would materially and adversely affect our results of operations and financial condition. See our 2004 Annual Report incorporated herein by reference for an analysis of the effect on our revenues and net income of changes in copper and gold prices.

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

We suspended our field exploration activities outside of Block A in recent years due to safety and security issues and regulatory uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas and an Indonesian Forestry law enacted in 1999 prohibiting open-pit mining in forest preservation areas. In 2001, we requested and received from the Government of Indonesia, formal temporary suspensions of our obligations under the Contracts of Work in all areas outside of Block A. Recent Indonesian legislation permits open-pit mining in PT Freeport Indonesia’s Block B area, subject to certain requirements. We are currently assessing these requirements and security issues. The timing for the resumption of exploration activities in our Contract of Work areas outside of Block A depends on the resolution of these matters.

Our mining operations create difficult and costly environmental challenges, and future changes in environmental laws, or unanticipated environmental impacts from our operations, could require us to incur increased costs.

Mining operations on the scale of our operations in Papua involve significant environmental risks and challenges. Our primary challenge is to dispose of the large amount of crushed and ground rock material, called tailings, that results from the process by which we physically separate the copper-, gold- and silver-bearing materials from the ore that we mine. Our tailings management plan uses the river system near our mine to transport the tailings to the lowlands where the tailings and natural sediments are deposited in a controlled area contained within a levee system that will be revegetated. We incurred aggregate costs relating to tailings management of $11.8 million in 2004, $8.3 million in 2003 and $7.0 million in 2002.

Another major environmental challenge is managing overburden, which is the rock that must be moved aside in the mining process in order to reach the ore. In the presence of air, water and naturally occurring bacteria, some overburden can cause acid rock drainage, or acidic water containing dissolved metals which, if not properly managed, can have a negative impact on the environment.

Certain Indonesian governmental officials have from time to time raised issues with respect to our tailings and overburden management plans, including a suggestion that we implement a pipeline system rather than our river deposition system for tailings disposal. Because our mining operations are remotely located in steep mountainous terrain and in an active seismic area, a pipeline system would be costly, difficult to construct and maintain, and more prone to catastrophic failure. An external panel of qualified experts, as directed in our 300K ANDAL (the Environmental Impact

Assessment document submitted to the Indonesian government), conducted detailed reviews and analyses of a number of technical studies. They concluded that all significant impacts identified were in line with the 300K ANDAL predictions, and that the current system of riverine tailings management was appropriate considering all site-specific factors. For these reasons, we do not believe that a pipeline system is necessary or practical.

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

All of our current proven and probable reserves, including the Grasberg deposit, are located in Block A. The initial term of our Contract of Work covering these reserves expires at the end of 2021. We can extend this term for two successive 10-year periods, subject to the approval of the Indonesian government, which under our Contract of Work cannot be withheld or delayed unreasonably. Our reserves reflect estimates of minerals that can be recovered through the end of 2041 (i.e., through the expiration of the two 10-year extensions) and our current mine plan has been developed, and our operations are based on the assumption that we will receive the two 10-year extensions. As a result, we will not mine all of our reserves during the current term of our Contract of Work, and there can be no assurance that the Indonesian government will approve the extensions. Prior to the end of 2021, we expect to mine approximately 47 percent of aggregate proven and probable recoverable ore at December 31, 2004, representing approximately 55 percent of PT Freeport Indonesia’s share of recoverable copper reserves and approximately 69 percent of its share of recoverable gold reserves.

Servicing our debt will require a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.

Our ability to make payments on and to refinance our maturing debt depends on our ability to generate sufficient cash flow. This ability, to a significant extent, is subject to commodity prices and general economic, financial, regulatory, political and other factors that are beyond our control. In addition, our ability to borrow funds in the future to service our debt will depend on meeting the financial covenants in our 10⅛% senior notes due 2010, our 6⅞% senior notes due 2014, our bank credit facilities and other debt agreements we may have in the future. Future borrowings may not be available to us under our bank credit facilities or from the capital markets in amounts sufficient to enable us to pay our obligations as they mature or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before maturity. Any inability to generate sufficient cash flow or refinance our debt on favorable terms could materially and adversely affect our financial condition.

Covenants in our bank credit facilities impose restrictions on us.

Although we currently have no amounts outstanding under our bank credit facilities, our bank credit facilities:

•	restrict the repurchase of, and payment of dividends on, our common stock under certain circumstances;

•	limit, among other things, our ability to:

•	incur additional indebtedness;

•	make investments;

•	engage in transactions with affiliates;

•	create liens on our assets; and

•	require us to maintain specified financial ratios and satisfy financial condition tests.

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

Covenants in our 10⅛% senior notes due 2010 and 6⅞% senior notes due 2014 also impose restrictions on us.

Our 10⅛% senior notes and our 6⅞% senior notes limit, among other things, our ability to:

•	pay dividends on our common stock and repurchase and redeem certain classes of our capital stock;

•	incur additional indebtedness;

•	make investments;

•	engage in transactions with affiliates; and

•	create liens on our assets.

Movements in foreign currency exchange rates or interest rates could negatively affect our operating results.

All of our revenues and a significant portion of our costs are denominated in U.S. dollars; however, some costs, and certain asset and liability accounts are denominated in Indonesian rupiah, Australian dollars or euros. As a result, we are generally less profitable when the U.S. dollar weakens in relation to these foreign currencies.

The rupiah/U.S. dollar daily closing exchange rate ranged from 8,316 to 9,479 rupiah per U.S. dollar during 2004, and on December 31, 2004, the closing exchange rate was 9,270 rupiah per U.S. dollar compared with 8,437 rupiah per U.S. dollar on December 31, 2003. During 2004, the Australian dollar/U.S. dollar daily closing exchange rate ranged from $0.68 to $0.80 per Australian dollar and the euro/U.S. dollar daily closing exchange rate ranged from $1.18 to $1.37 per euro. On December 31, 2004 and 2003, the closing exchange rates were $0.78 per Australian dollar and $1.36 per euro and $0.75 per Australian dollar and $1.26 per euro, respectively.

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

Because we are a holding company, our ability to pay our debts depends upon the ability of our subsidiaries to pay us dividends and to advance us funds. In addition, our ability to participate in any distribution of our subsidiaries’ assets is generally subject to the prior claims of the subsidiaries’ creditors.

Because we conduct business primarily through PT Freeport Indonesia, our major subsidiary, and other subsidiaries, our ability to pay our debts depends upon the earnings and cash flow of PT Freeport Indonesia and our other subsidiaries and their ability to pay us dividends and to advance us funds. Contractual and legal restrictions applicable to our subsidiaries could also limit our ability to obtain cash from them. Our rights to participate in any distribution of our subsidiaries’ assets upon their liquidation, reorganization or insolvency would generally be subject to the prior claims of the subsidiaries’ creditors, including any trade creditors and preferred shareholders.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant.

Certain information as of March 1, 2005 about our executive officers, including their position or office with FCX, PT Freeport Indonesia and Atlantic Copper, is set forth in the following table and accompanying text:

Name	Age	Position or Office

James R. Moffett	66	Chairman of the Board of FCX. President Commissioner of PT Freeport Indonesia.

Richard C. Adkerson	58	President and Chief Executive Officer of FCX. Director and Executive Vice President of PT Freeport Indonesia. Chairman of the Board of Directors of Atlantic Copper.

Michael J. Arnold	52	Chief Administrative Officer of FCX. Director, Executive Vice President and Chief Financial Officer of PT Freeport Indonesia.

Mark J. Johnson	45	Senior Vice President and Chief Operating Officer of FCX.

Adrianto Machribie	63	President Director of PT Freeport Indonesia.

Kathleen L. Quirk	41	Senior Vice President, Chief Financial Officer and Treasurer of FCX. Commissioner of PT Freeport Indonesia. Director of Atlantic Copper.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Class B Common Shares

Our Class B common shares trade on the NYSE under the symbol “FCX.” The FCX share price is reported daily in the financial press under “FMCG” in most listings of NYSE securities. At year-end 2004, the number of holders of record of our Class B common shares was 8,999. NYSE composite tape Class B common share price ranges during 2004 and 2003 follow:

	2004		2003
	High	Low	High	Low
First Quarter	$44.90	$35.09	$19.30	$16.01
Second Quarter	39.85	27.76	25.70	16.72
Third Quarter	42.13	31.54	34.57	23.45
Fourth Quarter	42.55	33.98	46.74	32.73

As of March 1, 2005, there were approximately 8,874 holders of record of our Class B common stock.

Common Share Dividends

In February 2003, the Board of Directors authorized a new cash dividend policy for FCX’s common stock with the initial $0.09 per share quarterly dividend being paid on May 1, 2003. In October 2003, the Board of Directors authorized an increase in the cash dividend to an annual rate of $0.80 per share and increased the dividend again in October 2004 to an annual rate of $1.00 per share. In December 2004, the Board authorized a supplemental common stock dividend of $0.25 per share, and in February 2005 the Board authorized a supplemental dividend of $0.50 per share payable March 31, 2005 to shareholders of record on March 15, 2005. Below is a summary of the common stock cash dividends declared and paid for the quarterly periods of 2004 and 2003, and the 2004 supplemental dividend:

	2004			2003
	Amount Per Share	Record Date	Payment Date	Amount Per Share	Record Date	Payment Date
First Quarter	$0.20	Jan. 15, 2004	Feb. 1, 2004	N/A	N/A	N/A
Second Quarter	0.20	Apr. 15, 2004	May 1, 2004	$0.09	Apr. 15, 2003	May 1, 2003
Third Quarter	0.20	July 15, 2004	Aug. 1, 2004	0.09	July 15, 2003	Aug. 1, 2003
Fourth Quarter	0.25	Oct. 15, 2004	Nov. 1, 2004	0.09	Oct. 15, 2003	Nov. 3, 2003
Supplemental dividend	0.25	Dec. 20, 2004	Dec. 29, 2004	N/A	N/A	N/A

The declaration and payment of dividends is at the discretion of our Board and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. In addition, payment of dividends on our common stock and purchases of common stock are subject to limitations under our 10⅛% Senior Notes and 6⅞% Senior Notes and, in certain circumstances, our credit facility.

Issuer Purchases of Equity Securities

In October 2003, our Board of Directors approved a new open market share purchase program for up to 20 million shares, which replaced our previous program. The program does not have an expiration date. No shares were purchased during the three-month period ended December 31, 2004, and 16.6 million shares remain available for purchase.

Item 6. Selected Financial Data.

The information set forth under the caption “Selected Financial and Operating Data” of our 2004 Annual Report is incorporated herein by reference.

Our ratio of earnings to fixed charges was as follows for the years presented.

	Years Ended December 31,
	2004	2003	2002	2001	2000
Ratio of earnings to fixed charges	4.7x	3.9x	3.4x	2.9x	2.3x
Ratio of earnings to fixed charges and preferred stock dividends	2.8x	3.0x	2.5x	2.1x	1.7x

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

Items 7. and 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operation and Quantitative and Qualitative Disclosures About Market Risks.

The information set fourth under the caption “Management’s Discussion and Analysis” of our 2004 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and the notes thereto, the report thereon of Ernst & Young LLP, each as set forth in our 2004 Annual Report, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to FCX (including our consolidated subsidiaries) required to be disclosed in our periodic Commission filings.

(b) Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(c) Management’s annual report on internal control over financial reporting and the report thereon of Ernst & Young LLP are incorporated herein by reference to our 2004 Annual Report.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information set forth under the caption “Information About Nominees and Directors” of our definitive Proxy Statement to be filed with the Commission, relating to our 2005 Annual Meeting to be held on May 5, 2005, is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4 in Part I of this report.

Item 11. Executive Compensation.

The information set forth under the captions “Director Compensation” and “Executive Officer Compensation” of our definitive Proxy Statement to be filed with the Commission, relating to our 2005 Annual Meeting to be held on May 5, 2005, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Stock Ownership of Directors and Executive Officers,” “Stock Ownership of Certain Beneficial Owners” and “Proposal to Adopt the 2005 Annual Incentive Plan” of our definitive Proxy Statement to be filed with the Commission, relating to our 2005 Annual Meeting to be held on May 5, 2005, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information set forth under the caption “Certain Transactions” of our definitive Proxy Statement to be filed with the Commission, relating to our 2005 Annual Meeting to be held on May 5, 2005, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information set forth under the caption “Independent Auditors” of our definitive Proxy Statement to be filed with the Commission, relating to our 2005 Annual Meeting to be held on May 5, 2005, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1). Financial Statements.

Reference is made to Item 8 and the Index to Financial Statements appearing on page F-1 hereof.

(a)(2). Financial Statement Schedules.

Reference is made to the Index to Financial Statements appearing on page F-1 hereof.

(a)(3). Exhibits.

Reference is made to the Exhibit Index beginning on page E-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2005.

Freeport-McMoRan Copper & Gold Inc.

By:      /s/ Richard C. Adkerson
Richard C. Adkerson
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 15, 2005.

*	Chairman of the Board
James R. Moffett

*	Vice Chairman of the Board
B. M. Rankin, Jr.

/s/ Richard C. Adkerson	President and Chief Executive Officer
Richard C. Adkerson	(Principal Executive Officer)

/s/ Kathleen L. Quirk	Senior Vice President, Chief Financial Officer and
Kathleen L. Quirk	Treasurer
(Principal Financial Officer)

*	Vice President and Controller - Financial Reporting
C. Donald Whitmire, Jr.	(Principal Accounting Officer)

*	Director
Robert J. Allison, Jr.

*	Director
Robert A. Day

*	Director
Gerald J. Ford

*	Director
H. Devon Graham, Jr.

*	Director
J. Bennett Johnston

S-1

*	Director
Bobby Lee Lackey

*	Director
J. Taylor Wharton

*By: /s/ Richard C. Adkerson
Richard C. Adkerson
Attorney-in-Fact

S-2

FREEPORT-McMoRan COPPER & GOLD INC.
INDEX TO FINANCIAL STATEMENTS

Our financial statements and the notes thereto, and the report of Ernst & Young LLP included in our 2004 Annual Report are incorporated herein by reference. The financial statements in schedule I listed below should be read in conjunction with our financial statements included in our 2004 Annual Report incorporated herein by reference.

Page
Report of Independent Registered Public Accounting Firm	F-1
Schedule I-Condensed Financial Information of Registrant	F-2
Schedule II-Valuation and Qualifying Accounts	F-5

Schedules other than the ones listed above have been omitted since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
FREEPORT-McMoRan COPPER & GOLD INC.:

We have audited the consolidated financial statements of Freeport-McMoRan Copper & Gold Inc. (the Company) as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 9, 2005. Our audits also included the schedules listed in the index above for this Form 10-K. The schedules listed in the index above are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP

New Orleans, Louisiana
March 9, 2005

FREEPORT-McMoRan COPPER & GOLD INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

	December 31,
	2004	2003
Assets:	(In Thousands)
Cash	$98,125	$205,704
Restricted cash and investments	500	23,964
Interest receivable	1,296	1,218
Due from affiliates	31,973	35,507
Notes receivable from PT Freeport Indonesia	192,381	204,882
Notes receivable Atlantic Copper	189,500	-
Investments in PT Freeport Indonesia and PT Indocopper Investama	2,326,089	2,022,655
Investment in Atlantic Copper	104,971	4,879
Investment in PT Puncakjaya Power	83,824	76,683
Other assets	100,999	87,206
Total assets	$3,129,658	$2,662,698

Liabilities and Stockholders’ Equity:
Accounts payable and accrued liabilities	$18,852	$9,530
Accrued interest payable	46,199	46,643
Long-term debt, including current portion	1,683,699	1,667,723
Other long-term liabilities	44,636	21,572
Deferred income taxes	172,623	141,246
Stockholders' equity	1,163,649	775,984
Total liabilities and stockholders’ equity	$3,129,658	$2,662,698

The footnotes to the consolidated financial statements of FCX contained in FCX’s 2004 Annual Report to stockholders incorporated by reference are an integral part of these statements.

FREEPORT-McMoRan COPPER & GOLD INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOMES

	Years Ended December 31,
	2004	2003	2002
	(In Thousands)
Income from investments in PT Freeport Indonesia and PT
Indocopper Investama, net of tax provisions	$380,418	$421,493	$343,738
Net loss from investment in Atlantic Copper	(103,388)	(58,538)	(34,550)
Income from investment in PT Puncakjaya Power	15,712	6,521	-
Intercompany charges and eliminations[a]	88,678	72,588	(4,645)
General and administrative expenses	(18,059)	(14,937)	(11,095)
Depreciation and amortization	(11,324)	(13,557)	(15,598)
Interest expense, net	(125,674)	(151,453)	(104,794)
Interest income on PT Freeport Indonesia and Atlantic Copper notes receivable:
Gold and silver production payment loans	9,037	13,683	16,280
Promissory notes	5,246	-	7,992
Other income (expense), net	2,897	4,715	2,905
Gain on sale of assets	21,281	-	-
Losses on early extinguishment and conversion of debt	(10,176)	(30,268)	-
Provision for income taxes	(52,381)	(43,912)	(35,579)
Cumulative effect of change in accounting principle, net	-	(24,675)[b]	-
Net income	202,267	181,660	164,654
Preferred dividends	(45,491)	(27,441)	(37,604)
	$156,776	$154,219	$127,050

a.
Includes reimbursements from PT Freeport Indonesia and Rio Tinto, FCX’s joint venture partner, totaling $94.3 million in 2004, $69.1 million in 2003 and $6.8 million in 2002 for certain FCX stock option exercises.

b.
Effective July 1, 2003, FCX adopted SFAS No. 150 and reclassified its mandatorily redeemable preferred stock as debt and recorded a cumulative effect charge to accelerate amortization of deferred financing costs. SFAS No. 150 does not allow restatement of prior periods.

The footnotes to the consolidated financial statements of FCX contained in FCX’s 2004 Annual Report to stockholders incorporated by reference are an integral part of these statements.

FREEPORT-McMoRan COPPER & GOLD INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2004	2003	2002
	(In Thousands)
Cash flow from operating activities:
Net income	$202,267	$181,660	$164,654
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments in PT Freeport Indonesia and PT Indocopper Investama	(380,418)	(421,493)	(343,738)
Deferred income taxes	37,277	41,669	34,616
Net loss from investment in Atlantic Copper	103,388	58,538	34,550
Income from investment in PT Puncakjaya Power	(15,712)	(6,521)	-
Elimination of intercompany profit	5,594	(3,500)	11,412
Dividends received from PT Freeport Indonesia and PT Indocopper Investama	96,981	-	-
Amortization of deferred financing costs	4,818	6,157	3,368
Dividends received from PT Puncakjaya Power	8,571	9,736	-
Depreciation and amortization	11,324	13,557	15,598
Gain on sale of assets	(21,281)	-	-
Losses on early extinguishment and conversion of debt	10,176	30,268	-
Cumulative effect of change in accounting principle	-	24,675	-
(Increase) decrease in interest receivable and due from affiliates	9,435	(13,437)	(5,159)
Increase (decrease) in accounts payable and accrued liabilities	(1,571)	21,833	2,497
Increase (decrease) in accrued income taxes	2,467	(314)	(918)
Increase in long-term compensation benefits	13,000	5,716	2,439
Other	2,178	922	(28,149)[a]
Net cash provided by (used in) operating activities	88,494	(50,534)	(108,830)

Cash flow from investing activities:
Sale of restricted investments	21,804	73,629	47,938
Sale of assets	21,634	-	-
Investment in PT Freeport Indonesia	-	-	(1,027)
Investment in Atlantic Copper	(202,000)	(10,000)	-
Investment in PT Puncakjaya Power	-	(78,367)	-
Other	(3,446)	(2,083)	(5,022)
Net cash provided by (used in) investing activities	(162,008)	(16,821)	41,889

Cash flow from financing activities:
Cash dividends paid:
Common stock	(198,782)	(41,682)	-
Convertible perpetual preferred stock	(35,460)	-	-
Step-up convertible preferred stock	(10)	(24,552)	(24,500)
Mandatory redeemable preferred stock	-	(9,181)	(12,795)
Net proceeds from sale of senior notes	344,354	1,046,437	-
Proceeds from other debt	-	-	183,355
Net proceeds from sale of convertible perpetual preferred stock	1,067,000	-	-
Repayment of debt	(260,299)	(931,136)	(275,505)
Partial redemption of preferred stock	-	-	(11,671)
Redemption of step-up convertible preferred stock	(1,172)	(5,792)	-
Repayment from PT Freeport Indonesia	30,000	245,121	118,972
Borrowings from (repayments to) PT Freeport Indonesia	-	(81,500)	81,500
Purchase of FCX common shares from Rio Tinto	(881,868)	-	-
Purchases of other FCX common shares	(99,477)	-	-
Net proceeds from exercised stock options	3,196	68,776	7,777
Other	(1,547)	6,258	(534)
Net cash provided by (used in) financing activities	(34,065)	272,749	66,599
Net increase (decrease) in cash and cash equivalents	(107,579)	205,394	(342)
Cash at beginning of year	205,704	310	652
Cash at end of year	$98,125	$205,704	$310

Interest paid	$124,903	$126,875	$107,116
Taxes paid	$12,681	$1,026	$1,689
a.	Includes support payments to Atlantic Copper totaling $25.0 million in 2002.

The footnotes to the consolidated financial statements of FCX contained in FCX’s 2004 Annual Report to stockholders incorporated by reference are an integral part of these statements.

FREEPORT-McMoRan COPPER & GOLD INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col B	Col. C		Col. D	Col. E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expense	Charged to Other Accounts	Other Add (Deduct)	Balance at End of Period
Reserves and allowances deducted from asset accounts:
2004
Materials and supplies reserves:
PT Freeport Indonesia	$16,110	$3,525	$-	$(2,641)[a]	$16,994
Atlantic Copper	1,498	1,391	-	(2,750)[a]	139
2003
Materials and supplies reserves:
PT Freeport Indonesia	15,303	6,000	-	(5,193)[a]	16,110
Atlantic Copper	520	978	-	-	1,498
2002
Materials and supplies reserves:
PT Freeport Indonesia	17,144	6,000	-	(7,841)[a]	15,303
Atlantic Copper	323	197	-	-	520
Allowance for uncollectible
value-added taxes	8	-	-	(8)	-
Allowance for uncollectible
accounts receivable	941	-	-	(941)[b]	-

Reclamation and mine
shutdown reserves:
2004
PT Freeport Indonesia	$25,696	2,848	-	(6,534)[c]	22,010
Atlantic Copper	790	212	-	(164)	838
2003
PT Freeport Indonesia	29,175	2,781	605	(6,865)[d]	25,696
Atlantic Copper	-	170	-	620	790
2002
PT Freeport Indonesia	24,097	5,078	-	-	29,175

Reserves for non-income taxes:
2004
PT Freeport Indonesia	17,978	3,856	-	(4,019)[e]	17,815
Atlantic Copper	1,022	-	-	73	1,095
2003
PT Freeport Indonesia	15,306	3,286	-	(614)[e]	17,978
Atlantic Copper	848	-	-	174	1,022
2002
PT Freeport Indonesia	21,656	4,293	-	(10,643)[e]	15,306
Atlantic Copper	713	-	-	135	848

a. Primarily represents write-offs of obsolete materials and supplies inventories.
b. Represents amounts collected.
c. Represents impact of changes in reclamation and closure estimates.
d.
Includes $(1.2) million for liabilities settled in 2003, $(4.3) million for changes in reclamation and closure estimates and $(1.4) million for cumulative effect adjustment for adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

e.	Represents amounts paid or adjustments to reserves based on revised estimates.

Freeport-McMoRan Copper & Gold Inc.
EXHIBIT INDEX

Exhibit
Number                                    Description

3.1
Amended and Restated Certificate of Incorporation of Freeport-McMoRan Copper & Gold Inc. (FCX). Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 2002 (the FCX 2002 First Quarter Form 10-Q).

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

4.7
Senior Indenture dated as of November 15, 1996, from FCX to The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 of FCX filed November 5, 2001 (the FCX November 5, 2001 Form S-3).

4.8
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

4.9

Indenture dated as of January 29, 2003, from FCX to The Bank of New York, as Trustee, with respect to the 10⅛% Senior Notes due 2010. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated February 6, 2003.

4.10
Indenture dated as of February 11, 2003, from FCX to The Bank of New York, as Trustee, with respect to the 7% Convertible Senior Notes due 2011. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated February 11, 2003 and filed February 25, 2003.

4.11
Indenture dated as of February 3, 2004, from FCX to The Bank of New York, as Trustee, with respect to the 6⅞% Senior Notes due 2014. Incorporated by reference to Exhibit 4.12 to the FCX 2003 Form 10-K.

4.12
Rights Agreement dated as of May 3, 2000, between FCX and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. Incorporated by reference to Exhibit 4.26 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 2000.

4.13	Amendment No. 1 to Rights Agreement dated as of February 26, 2002, between FCX and Mellon Investor Services. Incorporated by reference to Exhibit 4.16 to the FCX 2002 First Quarter Form 10-Q.

10.1	Contract of Work dated December 30, 1991, between the Government of the Republic of Indonesia and PT Freeport Indonesia. Incorporated by reference to Exhibit 10.1 to the FCX November 5, 2001 Form S-3.

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

10.4
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

10.5
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

10.7
Settlement Agreement dated December 17, 2004, between Underwriters Subscribing to Certain Policies Reinsuring the Original Policy, Freeport-McMoRan Insurance Company Limited, FM Services Company (FMS) and FCX.

Executive Compensation Plans and Arrangements (Exhibits 10.8 through 10.53)

10.8
Annual Incentive Plan of FCX as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1998 (the FCX 1998 Form 10-K).

10.9	FCX Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.13 to the FCX 1998 Form 10-K.

10.10	FCX President’s Award Program. Incorporated by reference to Exhibit 10.7 to the FCX November 5, 2001 Form S-3.

10.11	FCX Adjusted Stock Award Plan. Incorporated by reference to Exhibit 10.12 to the FCX 2003 Form 10-K.

10.12	FCX 1995 Stock Option Plan. Incorporated by reference to Exhibit 10.13 to the FCX 2003 Form 10-K.

10.13	FCX 1999 Stock Incentive Plan. Incorporated by reference to Exhibit 10.15 to the FCX 2003 Form 10-K.

10.14
Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 1999 Stock Incentive Plan. Incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2004 (the FCX 2004 Second Quarter Form 10-Q).

10.15	Form of Restricted Stock Unit Agreement under the 1999 Stock Incentive Plan. Incorporated by reference to Exhibit 10.17 to the FCX 2004 Second Quarter Form 10-Q.

10.16	Form of Performance-Based Restricted Stock Unit Agreement under the 1999 Stock Incentive Plan. Incorporated by reference to Exhibit 10.18 to the FCX 2004 Second Quarter Form 10-Q.

10.17	FCX 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.19 to the Annual Report of FCX on Form 10-K for the year ended December 31, 1999 (the FCX 1999 Form 10-K).

10.18
FCX Stock Appreciation Rights Plan dated May 2, 2000. Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2001 (the FCX 2001 Second Quarter Form 10-Q).

10.19	FCX 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.18 to the FCX 2003 Form 10-K.

10.20	Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.22 to the FCX 2004 Second Quarter Form 10-Q.

10.21	Form of Restricted Stock Unit Agreement under the 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.23 to the FCX 2004 Second Quarter Form 10-Q.

10.22	Form of Performance-Based Restricted Stock Unit Agreement under the 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.24 to the FCX 2004 Second Quarter Form 10-Q.

10.23	FCX 1995 Stock Option Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.14 to the FCX 2003 Form 10-K.

10.24	FCX 2004 Director Compensation Plan. Incorporated by reference to Exhibit 10.25 to the FCX 2004 Second Quarter Form 10-Q.

10.25	FCX Director Compensation.

10.26	FCX Supplemental Executive Retirement Plan dated February 26, 2004.

10.27	Amended Financial Counseling and Tax Return Preparation and Certification Program of FCX. Incorporated by reference to Exhibit 10.18 to the FCX 2003 First Quarter Form 10-Q.

10.28	FM Services Company Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.19 to the FCX 1998 Form 10-K.

10.29	Amended FM Services Company Financial Counseling and Tax Return Preparation and Certification Program. Incorporated by reference to Exhibit 10.20 to the FCX 2003 First Quarter Form 10-Q.

10.30
Consulting Agreement dated as of December 22, 1988, with Kissinger Associates, Inc. (Kissinger Associates). Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1997 (the FCX 1997 Form 10-K).

10.31	Letter Agreement dated May 1, 1989, with Kent Associates, Inc. (Kent Associates, predecessor in interest to Kissinger Associates). Incorporated by reference to Exhibit 10.22 to the FCX 1997 Form 10-K.

10.32
Letter Agreement dated January 27, 1997, among Kissinger Associates, Kent Associates, FCX, Freeport-McMoRan Inc., and FMS. Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2001 (the FCX 2001 Form 10-K).

10.33
Supplemental Consulting Agreement with Kissinger Associates and Kent Associates, effective as of January 1, 2005. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of FCX filed on December 30, 2004 (the FCX December 30, 2004 Form 8-K).

10.34
Agreement for Consulting Services between FTX and B. M. Rankin, Jr. effective as of January 1, 1990 (assigned to FMS as of January 1, 1996). Incorporated by reference to Exhibit 10.24 to the FCX 1997 Form 10-K.

10.35	Supplemental Agreement between FMS and B. M. Rankin, Jr. dated December 15, 1997. Incorporated by reference to Exhibit 10.25 to the FCX 1997 Form 10-K.

10.36	Supplemental Letter Agreement between FMS and B. M. Rankin, Jr., effective as of January 1, 2005.

10.37	Letter Agreement effective as of January 7, 1997, between Senator J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.31 to the FCX 2001 Form 10-K.

10.38
Supplemental Letter Agreement dated July 14, 2003, between J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2003.

10.39	Supplemental Consulting Agreement between FMS and J. Bennett Johnston, Jr., effective as of January 1, 2005. Incorporated by reference to Exhibit 10.1 to the FCX December 30, 2004 Form 8-K.

10.40	Supplemental Letter Agreement between FMS and J. Bennett Johnston, Jr., dated January 18, 2005.

10.41	Letter Agreement dated November 1, 1999, between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.33 to the FCX 1999 Form 10-K.

10.42	Supplemental Letter Agreement, between FMS and Gabrielle K. McDonald., effective as of January 1, 2005. Incorporated by reference to Exhibit 10.3 to the FCX December 30, 2004 Form 8-K.

10.43	Executive Employment Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.35 to the FCX 2001 Second Quarter Form 10-Q.

10.44	Executive Employment Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.36 to the FCX 2001 Second Quarter Form 10-Q.

10.45	Change of Control Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.37 to the FCX 2001 Second Quarter Form 10-Q.

10.46	Change of Control Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.38 to the FCX 2001 Second Quarter Form 10-Q.

10.47	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.36 to the FCX 2003 Form 10-K.

10.48	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.37 to the FCX 2003 Form 10-K.

10.49	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.38 to the FCX 2003 Form 10-K.

10.50	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.39 to the FCX 2003 Form 10-K.

10.51	Change of Control Agreement dated February 3, 2004, between FCX and Michael J. Arnold. Incorporated by reference to Exhibit 10.40 to the FCX 2003 Form 10-K.

10.52	Change of Control Agreement dated February 3, 2004, between FCX and Mark J. Johnson. Incorporated by reference to Exhibit 10.41 to the FCX 2003 Form 10-K.

10.53	Change of Control Agreement dated February 3, 2004, between FCX and Kathleen L. Quirk. Incorporated by reference to Exhibit 10.42 to the FCX 2003 Form 10-K.

12.1	FCX Computation of Ratio of Earnings to Fixed Charges.

13.1	Those portions of the 2004 Annual Report to stockholders of FCX that are incorporated herein by reference.

14.1	Ethics and Business Conduct Policy. Incorporated by reference to Exhibit 14.1 to the FCX 2003 Form 10-K.

18.1	Letter from Arthur Andersen LLP regarding change in accounting. Incorporated by reference to Exhibit 18.1 to the FCX 2002 First Quarter Form 10-Q.

21.1	Subsidiaries of FCX.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Independent Mining Consultants, Inc.

24.1	Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

24.2	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FCX.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d - 14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d - 14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.