Form 10-Q
period 2005-03-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2005-05-06
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number: 1-9916

Freeport-McMoRan Copper & Gold Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2480931
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1615 Poydras Street
New Orleans, Louisiana	70112
(Address of principal executive offices)	(Zip Code)

(504) 582-4000
(Registrant's telephone number, including area code)

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

On March 31, 2005, there were issued and outstanding 179,678,955 shares of the registrant’s Class B Common Stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

FREEPORT-McMoRan COPPER & GOLD INC.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2005	2004
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$310,542	$551,450
Restricted cash	500	500
Accounts receivable	396,054	435,062
Inventories	446,602	466,712
Prepaid expenses and other	14,324	6,223
Total current assets	1,168,022	1,459,947
Property, plant, equipment and development costs, net	3,166,743	3,199,292
Deferred mining costs	252,634	220,415
Other assets	154,483	159,539
Investment in PT Smelting	47,821	47,802
Total assets	$4,789,703	$5,086,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$344,391	$386,590
Current portion of long-term debt and short-term borrowings	192,377	78,214
Accrued income taxes	86,676	92,346
Rio Tinto share of joint venture cash flows	62,717	60,224
Unearned customer receipts	39,308	33,021
Accrued interest payable	19,462	47,167
Total current liabilities	744,931	697,562
Long-term debt, less current portion:
Senior notes	900,386	911,336
Convertible senior notes	575,000	575,000
Equipment and other loans	64,607	67,624
Atlantic Copper debt	24,046	4,426
Redeemable preferred stock	12,501	179,880
PT Puncakjaya Power bank debt	-	135,426
Total long-term debt, less current portion	1,576,540	1,873,692
Accrued postretirement benefits and other liabilities	200,488	200,228
Deferred income taxes	903,676	932,416
Minority interests	193,455	219,448
Stockholders’ equity	1,170,613	1,163,649
Total liabilities and stockholders' equity	$4,789,703	$5,086,995

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In Thousands, Except Per Share Amounts)
Revenues	$803,065	$360,185
Cost of sales:
Production and delivery	365,006	275,612
Depreciation and amortization	56,926	25,410
Total cost of sales	421,932	301,022
Exploration expenses	1,920	2,227
General and administrative expenses	21,614	15,560
Total costs and expenses	445,466	318,809
Operating income	357,599	41,376
Equity in PT Smelting earnings (losses)	2,596	(358)
Interest expense, net	(37,548)	(33,390)
Gains (losses) on early extinguishment and conversion of debt	37	(14,643)
Other income, net	7,952	3,542
Income (loss) before income taxes and minority interests	330,636	(3,473)
Provision for income taxes	(164,028)	(18,341)
Minority interests in net (income) loss of consolidated subsidiaries	(21,088)	2,431
Net income (loss)	145,520	(19,383)
Preferred dividends	(15,125)	(168)
Net income (loss) applicable to common stock	$130,395	$(19,551)

Net income (loss) per share of common stock:
Basic	$0.73	$(0.10)

Diluted	$0.70	$(0.10)

Average common shares outstanding:
Basic	179,320	197,938

Diluted	200,126	197,938

Dividends paid per share of common stock	$0.75	$0.20

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
Cash flow from operating activities:
Net income (loss)	$145,520	$(19,383)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	56,926	25,410
(Gains) losses on early extinguishment and conversion of debt	(37)	14,643
Deferred income taxes	(12,020)	50,352
Equity in PT Smelting (earnings) losses	(2,596)	358
Minority interests' share of net income (loss)	21,088	(2,431)
Increase in deferred mining costs	(32,219)	(26,203)
Amortization of deferred financing costs	2,039	2,289
Currency translation gains	(2,808)	(2,074)
Elimination (recognition) of profit on PT Freeport Indonesia
sales to PT Smelting	2,576	(8,317)
Provision for inventory obsolescence	1,500	1,500
Other	5,460	606
(Increases) decreases in working capital:
Accounts receivable	34,774	(27,294)
Inventories	18,997	(65,092)
Prepaid expenses and other	(6,901)	(54,862)
Accounts payable and accrued liabilities	(73,027)	(35,397)
Rio Tinto share of joint venture cash flows	2,493	(38,870)
Accrued income taxes	473	(40,739)
Increase in working capital	(23,191)	(262,254)
Net cash provided by (used in) operating activities	162,238	(225,504)
Cash flow from investing activities:
PT Freeport Indonesia capital expenditures	(23,522)	(25,575)
Atlantic Copper capital expenditures	(2,724)	(8,766)
Proceeds from insurance settlement	2,016	-
Investment in PT Smelting and other	(85)	(618)
Sale of restricted investments	-	19,346
Decrease in Atlantic Copper restricted cash	-	11,000
Net cash used in investing activities	(24,315)	(4,613)
Cash flow from financing activities:
Net proceeds from sale of senior notes	-	344,509
Proceeds from other debt	37,428	36,265
Repayments of debt	(220,245)	(225,556)
Redemption of preferred stock	(215)	(1,079)
Net proceeds from sale of convertible perpetual preferred stock	-	1,067,000
Purchase of FCX common shares from Rio Tinto	-	(881,868)
Cash dividends paid:
Common stock	(134,740)	(39,246)
Preferred stock	(15,126)	-
Minority interests	(47,431)	(472)
Net proceeds from exercised stock options	1,511	2,254
Bank credit facilities fees and other	(13)	(1,812)
Net cash (used in) provided by financing activities	(378,831)	299,995
Net (decrease) increase in cash and cash equivalents	(240,908)	69,878
Cash and cash equivalents at beginning of year	551,450	463,652
Cash and cash equivalents at end of period	$310,542	$533,530

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NEW ACCOUNTING STANDARDS
Deferred Mining Costs. In the mining industry, the costs of removing overburden and waste material to access mineral deposits are referred to as “stripping costs.” Currently, Freeport-McMoRan Copper & Gold Inc. (FCX) applies the deferred mining cost method in accounting for its post-production stripping costs, which FCX refers to as overburden removal costs. The deferred mining cost method is used by some companies in the metals mining industry; however, industry practice varies. The deferred mining cost method matches the cost of production with the sale of the related metal from the open pit by assigning each metric ton of ore removed an equivalent amount of overburden tonnage, thereby averaging overburden removal costs over the life of the mine. The mining cost capitalized in inventory and the amounts charged to cost of goods sold do not represent the actual costs incurred to mine the ore in any given period. The application of the deferred mining cost method has resulted in an asset on FCX’s balance sheets (“Deferred Mining Costs”) totaling $252.6 million at March 31, 2005, and $220.4 million at December 31, 2004. For further information, see Note 1 in FCX’s 2004 Annual Report on Form 10-K.

In March 2005, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF Issue No. 04-6 addresses the accounting for stripping costs incurred during the production stage of a mine and refers to these costs as post-production stripping costs. EITF Issue No. 04-06 requires that post-production stripping costs be considered costs of the extracted minerals and recognized as a component of inventory to be recognized in cost of sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance in EITF Issue No. 04-6 is effective for financial statements issued for fiscal years beginning after December 15, 2005, with early adoption permitted. Companies may apply this guidance either by recognition of a cumulative effect adjustment in the period of adoption or by restating prior period financial statements. FCX is assessing the new guidance. The most significant expected impacts of adoption are the elimination of the deferred mining costs asset on FCX’s balance sheet and future stripping costs being charged to cost of sales as incurred. Adoption of the new guidance will have no impact on FCX’s cash flows.

Stock-Based Payments. Refer to Note 1 in FCX’s 2004 Annual Report on Form 10-K for FCX’s accounting for share-based payments, including stock options. Through March 31, 2005, FCX has accounted for grants of employee stock options under the recognition principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation costs for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. If FCX had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which requires stock-based compensation to be recognized based on the use of a fair value method, FCX’s net income would have been reduced by $2.9 million, $0.03 per diluted share, for the first quarter of 2005 and FCX’s net loss would have been increased by $1.2 million for the first quarter of 2004.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R’s effective date is interim periods beginning after June 15, 2005. However, in April 2005 the Securities and Exchange Commission provided for a deferral of the effective date to fiscal periods beginning after June 15, 2005. FCX is still reviewing the provisions of SFAS No. 123R and has not yet determined if it will adopt SFAS No. 123R before January 1, 2006. Based on currently outstanding employee stock options, FCX estimates the charge to earnings before taxes and minority interest sharing in 2006 would total approximately $20 million, and the reduction in net income would be approximately $12 million, $0.07 per basic share using common shares outstanding at March 31, 2005.

2.	EARNINGS PER SHARE
FCX basic net income (loss) per share of common stock was calculated by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding during the period. The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income (loss) before preferred dividends	$145,520	$(19,383)
Preferred dividends	(15,125)	(168)
Net income (loss) applicable to common stock	130,395	(19,551)
Plus income impact of assumed conversion of 7% Convertible Senior Notes	10,323	-
Diluted net income (loss) applicable to common stock	$140,718	$(19,551)

Weighted average common shares outstanding	179,320	197,938
Add: Shares issuable upon conversion of 7% Convertible Senior Notes	18,625	-
Dilutive stock options	1,701	-
Restricted stock	480	-
Weighted average common shares outstanding for purposes of calculating
diluted net income (loss) per share	200,126	197,938

Diluted net income (loss) per share of common stock	$0.70	$(0.10)

Stock options representing 3.4 million shares and unvested restricted stock representing 0.4 million shares in the first quarter of 2004 that otherwise would have been included in that quarter’s earnings per share calculation were excluded because of the net loss reported for the quarter. FCX’s convertible instruments are also excluded when including the conversion of these instruments increases reported diluted net income per share or when FCX reports a net loss for the period. A recap of the excluded amounts follows (in thousands, except exercise prices):

	Three Months Ended
	March 31,
	2005	2004
Dividends on 5½% Convertible Perpetual Preferred Stock	$15,125	$168	[a]
Weighted average shares issuable upon conversion	20,915	445	[a]

Interest on 7% Convertible Senior Notes	-	$10,357	[b]
Weighted average shares issuable upon conversion	-	18,625

Interest on 8¼% Convertible Senior Notes	N/A	$1,983	[b]
Weighted average shares issuable upon conversion	N/A	6,275

a.	FCX’s 5½% Convertible Perpetual Preferred Stock was issued on March 30, 2004.
b.	Amounts are net of the United States federal alternative minimum tax rate of two percent.

Stock-Based Compensation Plans. As of March 31, 2005, FCX has four stock-based employee compensation plans and two stock-based director compensation plans, which are more fully described in Note 7 of FCX’s 2004 Annual Report on Form 10-K. FCX accounts for options granted under all of its plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations, which require compensation cost for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. Because all the plans require that the option exercise price be at least the market price on the date of grant, FCX recognizes no compensation expense on the grant or exercise of its employees’ options. The following table illustrates the effect on net income and earnings per share if FCX had applied the fair value recognition provisions of SFAS No. 123 which requires compensation cost for all stock-based employee compensation plans to be recognized based on a fair value method (in thousands, except per share amounts).

	Three Months Ended
	March 31,
	2005	2004
Net income (loss) applicable to common stock, as reported	$130,395	$(19,551)
Add: Stock-based employee compensation expense
included in reported net income (loss) for stock option
conversions, stock appreciation rights (SARs) and
restricted stock units, net of taxes and minority interests	2,559	390
Deduct: Total stock-based employee compensation
expense determined under fair value-based method for
all awards, net of taxes and minority interests	(5,415)	(1,542)
Pro forma net income (loss) applicable to common stock	$127,539	$(20,703)

Earnings (loss) per share:
Basic - as reported	$0.73	$(0.10)
Basic - pro forma	$0.71	$(0.10)

Diluted - as reported	$0.70	$(0.10)
Diluted - pro forma	$0.67	$(0.10)

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes option pricing model. No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied. The following table summarizes the calculated average fair values and weighted-average assumptions used to determine the fair value of FCX’s stock option grants under SFAS No. 123 during the periods presented.

	Three Months Ended March 31,
	2005	2004
Fair value per option of stock option grants	$13.99	$15.08
Risk-free interest rate	3.9%	3.6%
Expected volatility rate	46%	49%
Expected life of options (in years)	6	6
Annual dividend	$1.00	$0.80

See Note 1 above and Note 1 in FCX’s Annual Report on Form 10-K for a discussion of the requirements of SFAS No. 123R.

3.	BUSINESS SEGMENTS
FCX has two operating segments: “mining and exploration” and “smelting and refining.” The mining and exploration segment consists of FCX’s Indonesian activities including PT Freeport Indonesia’s copper and gold mining operations, PT Puncakjaya Power’s power-generating operations (after eliminations with PT Freeport Indonesia) and FCX’s Indonesian exploration activities. The smelting and refining segment includes Atlantic Copper’s operations in Spain and PT Freeport Indonesia’s equity investment in PT Smelting in Gresik, Indonesia. The segment data presented below were prepared on the same basis as FCX’s consolidated financial statements.

	Mining and Exploration		Smelting and Refining		Eliminations and Other	FCX Total
	(In Thousands)
Three months ended March 31, 2005:
Revenues	$687,398	[a]	$272,116		$(156,449)	$803,065
Production and delivery	193,878		263,577		(92,449)[b]	365,006
Depreciation and amortization	46,925		7,089		2,912	56,926
Exploration expenses	1,892		-		28	1,920
General and administrative expenses	33,182	[c]	3,004		(14,572)[c]	21,614
Operating income (loss)	$411,521		$(1,554)		$(52,368)	$357,599
Equity in PT Smelting earnings	$-		$2,596		$-	$2,596
Interest expense, net	$5,727		$3,805		$28,016	$37,548
Provision for income taxes	$145,319		$-		$18,709	$164,028
Capital expenditures	$23,569		$2,724		$(47)	$26,246
Total assets	$3,849,871	[d]	$771,158	[e]	$168,674	$4,789,703

Three months ended March 31, 2004:
Revenues	$187,184	[a]	$211,217		$(38,216)	$360,185
Production and delivery	151,272		212,116		(87,776)[b]	275,612
Depreciation and amortization	17,186		7,067		1,157	25,410
Exploration expenses	2,189		-		38	2,227
General and administrative expenses	77,012	[c]	2,982		(64,434)[c]	15,560
Operating income (loss)	$(60,475)		$(10,948)		$112,799	$41,376
Equity in PT Smelting losses	$-		$358		$-	$358
Interest expense, net	$5,719		$3,852		$23,819	$33,390
Provision (benefit) for income taxes	$(19,579)		$-		$37,920	$18,341
Capital expenditures	$25,701		$8,766		$(126)	$34,341
Total assets	$3,506,398	[d]	$750,549	[e]	$692,655	$4,949,602

a.	Includes PT Freeport Indonesia’s sales to PT Smelting totaling $234.2 million in the 2005 quarter and $127.0 million in the 2004 quarter.
b.
Includes deferral (recognition) of intercompany profits on 25 percent of PT Freeport Indonesia’s sales to PT Smelting, for which the final sale has not occurred, totaling $2.6 million in the 2005 quarter and $(8.3) million in the 2004 quarter.

c.
Includes charges to the mining and exploration segment for FCX stock option exercises which are eliminated in consolidation totaling $16.8 million in the 2005 quarter and $64.6 million in the 2004 quarter.

d.	Includes PT Freeport Indonesia’s trade receivables with PT Smelting totaling $120.4 million at March 31, 2005, and $55.0 million at March 31, 2004.
e.	Includes PT Freeport Indonesia’s equity investment in PT Smelting totaling $47.8 million at March 31, 2005, and $66.8 million at March 31, 2004.

4.	INVENTORIES
The components of inventories follow (in thousands):

		March 31,	December 31,
		2005	2004
PT Freeport Indonesia:	Concentrates - Average cost	$14,657	$11,830
Atlantic Copper:	Concentrates - First in, first out (FIFO)	102,436	148,246
	Work in process - FIFO	100,890	86,710
	Finished goods - FIFO	5,339	6,479
Total product inventories		223,322	253,265
Total materials and supplies, net		223,280	213,447
Total inventories		$446,602	$466,712

The average cost method was used to determine the cost of essentially all materials and supplies inventory. Materials and supplies inventory is net of obsolescence reserves totaling $17.2 million at March 31, 2005 and $17.1 million at December 31, 2004.

5.	EMPLOYEE BENEFITS
The components of net periodic pension benefit cost for the three months ended March 31, 2005 and 2004 follow (in thousands):

	FCX		PT Freeport Indonesia		Atlantic Copper
	2005	2004	2005	2004	2005	2004
Service cost	$179	$71	$931	$881	$-	$-
Interest cost	518	383	972	883	1,289	1,295
Expected return on plan assets	(22)	(322)	(365)	(480)	-	-
Amortization of prior service cost	944	944	232	254	-	-
Amortization of net actuarial loss	-	-	184	76	241	230
Net periodic benefit cost	$1,619	$1,076	$1,954	$1,614	$1,530	$1,525

6.	INTEREST COST
Interest expense excludes capitalized interest of $0.9 million in the first quarter of 2005 and $0.4 million in the first quarter of 2004.

7.	COMPREHENSIVE INCOME
A summary of FCX’s comprehensive income is shown below (in thousands).

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$145,520	$(19,383)
Other comprehensive income (loss):
Change in unrealized derivatives’ fair value, net of
tax credits of $0.2 million for 2005 and none for 2004	(298)	(146)
Reclass to earnings	97	506
Total comprehensive income (loss)	$145,319	$(19,023)

8.	RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first three months of 2005 was 9.4 to 1 compared with a shortfall of $3.6 million for the 2004 period. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

----------------------
Remarks

The information furnished herein should be read in conjunction with FCX's financial statements contained in its 2004 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.:

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware Corporation) and subsidiaries as of March 31, 2005 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2004, and the related consolidated statements of income, stockholder’s equity, and cash flows for the year then ended (not presented herein), and in our report dated March 9, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

New Orleans, Louisiana
April 22, 2005

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In management’s discussion and analysis, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries. References to “aggregate” amounts mean the total of our share and Rio Tinto plc’s share as our joint venture partner. You should read this discussion in conjunction with our financial statements, the related discussion and analysis of financial condition and results of operations and the discussion of our “Business and Properties” in our Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission. The results of operations reported and summarized below are not necessarily indicative of future operating results.

We operate through our majority-owned subsidiaries, PT Freeport Indonesia and PT Puncakjaya Power (Puncakjaya Power), and through Atlantic Copper, S.A. (Atlantic Copper) and PT Irja Eastern Minerals (Eastern Minerals), our principal wholly owned subsidiaries. PT Freeport Indonesia, our principal operating subsidiary, conducts exploration, mining and production activities in a 24,700-acre area called Block A located in Papua, Indonesia. PT Freeport Indonesia also conducts exploration activities (which are currently suspended, but are under review for resumption) in an approximate 500,000-acre area called Block B in Papua. Puncakjaya Power’s sole business is to supply power to PT Freeport Indonesia’s operations. Our principal asset is the Grasberg minerals district, which contains the largest single gold reserve and the second-largest copper reserve of any mine in the world.

Atlantic Copper’s operations are in Spain and involve the smelting and refining of copper concentrates and the marketing of refined copper and precious metals in slimes. PT Freeport Indonesia owns a 25 percent interest in PT Smelting, an Indonesian company which operates a copper smelter and refinery in Gresik, Indonesia. Eastern Minerals conducts mineral exploration activities (which are currently suspended) in Papua, Indonesia.

We own 90.64 percent of PT Freeport Indonesia, of which 9.36 percent is owned through our wholly owned subsidiary, PT Indocopper Investama. The Government of Indonesia owns the remaining 9.36 percent of PT Freeport Indonesia. In July 2004, we received a request from the Indonesian Department of Energy and Mineral Resources that we offer to sell to Indonesian nationals shares in PT Indocopper Investama at fair market value. In response to this request and in view of the potential benefits of having additional Indonesian ownership in our project, we have agreed to consider a potential sale of an interest in PT Indocopper Investama at fair market value. Neither our Contract of Work nor Indonesian law requires us to divest any portion of our ownership interest in PT Freeport Indonesia or PT Indocopper Investama.

Outlook
Annual sales are expected to approximate 1.5 billion pounds of copper and 2.9 million ounces of gold in 2005, increases of 50 percent for copper and 100 percent for gold compared with 2004. Using estimated sales volumes for the remainder of 2005 and assuming prices of $1.40 per pound of copper and $420 per ounce of gold for the remainder of 2005, FCX would generate operating cash flows in excess of $1.2 billion in 2005, with over $1.0 billion in the remaining three quarters of the year. Each $0.10 per pound change in copper prices in the balance of the year would affect 2005 cash flows by approximately $60 million and each $25 per ounce change in gold prices would affect cash flows by approximately $30 million.

Average annual sales volumes over the next five years (2005 to 2009) are expected to approximate 1.36 billion pounds of copper and 2.2 million ounces of gold. Based on these estimates of average annual sales volumes over the next five years and copper prices of approximately $1.40 per pound and gold prices of approximately $420 per ounce, the impact on our annual cash flow for each $0.10 per pound change in copper prices would approximate $70 million, including the effects of price changes on related royalty costs and treatment charges, and for each $25 per ounce change in gold prices would approximate $28 million.

Copper and Gold Markets
As shown in the graphs below, world metal prices for copper have fluctuated during the period from 1992 through April 2005 from a low of approximately $0.60 per pound in 2001 to a high of $1.59 per pound on April 12, 2005, and world gold prices have fluctuated during the period from 1998 through April 2005 from a low of approximately $250 per ounce in 1999 to a high of approximately $456 per ounce in 2004. Copper and gold prices are affected by numerous factors beyond our control as described further in our Form 10-K for the year ended December 31, 2004.

* Excludes Shanghai stocks, producer, consumer and merchant stocks.

The graph above presents London Metal Exchange (LME) copper prices and reported stocks of copper at the LME and New York Commodity Exchange (COMEX) through April 30, 2005. Market fundamentals for copper continued to be very positive in the first quarter of 2005. LME and COMEX inventories remain at very low levels of less than 100,000 metric tons. Copper prices averaged $1.48 per pound in the first quarter of 2005, with prices ranging from $1.39 per pound to $1.55 per pound. The LME spot copper price closed at $1.52 per pound on April 30, 2005. As a result of low inventory levels, expectations of continued strong demand and limited supplies, the outlook for copper markets in 2005 is positive. Most market analysts expect copper demand to exceed supply in the first half of 2005, with a possibility of a balance between refined copper supply and demand in the second half of the year. Future copper prices will be determined by demand from China, economic performance in the United States (U.S.) and other industrialized countries, the timing of the development of new supplies of copper, production levels of mines and copper smelters and other factors. We consider the underlying supply and demand conditions in the global copper markets to be positive for our company.

Gold prices continue to be supported by a weak U.S. dollar reflecting large U.S. deficits, ongoing geopolitical tensions, growing investment demand for gold and actions by gold producers to reduce hedge positions. Gold prices averaged $427 per ounce in the first quarter of 2005, with prices ranging from $411 per ounce to $444 per ounce. The London gold price closed at approximately $436 per ounce on April 30, 2005.
CONSOLIDATED RESULTS

Summary comparative results for the first-quarter periods follow (in millions, except per share amounts):

	First Quarter
	2005	2004
Revenues	$803.1	$360.2
Operating income	357.6	41.4
Net income (loss) applicable to common stock	130.4	(19.6)
Diluted net income (loss) per share of common stock	0.70	(0.10)

Consolidated revenues include PT Freeport Indonesia’s sale of copper concentrates, which also contain significant quantities of gold and silver, and the sale by Atlantic Copper of copper anodes, copper cathodes, and gold in anodes and slimes. Consolidated revenues for the first quarter of 2005 were more than double the first-quarter 2004 revenues, primarily reflecting the return to normal mining operations in the Grasberg open pit following the fourth-quarter 2003 slippage and debris flow events. Consolidated 2005 revenues also reflect higher copper and gold sales volumes and prices. PT Freeport Indonesia’s first-quarter 2004 revenues were adversely affected by lower-grade ores and reduced mill throughput as PT Freeport Indonesia focused its efforts on restoring safe access to the higher-grade ore areas in its Grasberg open-pit mine. First-quarter 2005 consolidated revenues include net additions of $9.9 million ($5.2 million to net income or $0.03 per share) primarily for final pricing of concentrates sold in the previous year, compared with net additions of $7.6 million ($3.9 million to net income or $0.02 per share) to first-quarter 2004 revenues.

Consolidated revenues and net income vary significantly with fluctuations in the market prices of copper and gold and other factors. Based on PT Freeport Indonesia’s projected share of copper sales for the remainder of 2005 (1.2 billion pounds) and assuming an average price of $1.40 per pound of copper, each $0.01 per pound change in the average price realized in the balance of the year would have an approximate $11 million impact on our annual revenues and an approximate $6 million impact on our annual net income. A $5 per ounce change in the average price realized in the balance of the year on PT Freeport Indonesia’s projected share of gold sales for the remainder of 2005 (2.3 million ounces) would have an approximate $11 million impact on our annual revenues and an approximate $6 million impact on our annual net income.

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

Consolidated production and delivery costs were higher in the first quarter of 2005 at $365.0 million compared with $275.6 million for the 2004 quarter. The increase was primarily because of higher costs of concentrate purchases at Atlantic Copper caused by higher metals prices and higher production costs at PT Freeport Indonesia. Consolidated depreciation and amortization expense increased to $56.9 million in the first quarter of 2005 compared with $25.4 million in the first quarter of 2004, primarily because of higher copper sales volumes at PT Freeport Indonesia during the 2005 quarter. Exploration expenses decreased to $1.9 million in the first quarter of 2005 from $2.2 million in the first quarter of 2004 (see “Mining and Exploration - Exploration Activities”). Consolidated general and administrative expenses increased to $21.6 million in the first quarter of 2005 from $15.6 million in the first quarter of 2004 (see “Other Financial Results”).

Net interest expense increased to $37.5 million in the first quarter of 2005 from $33.4 million in the first quarter of 2004 primarily because first-quarter 2004 conversions of 8¼% Convertible Senior Notes resulted in a $6.4 million ($6.3 million to net income or $0.03 per share) reduction of interest expense for previously accrued amounts that were reclassified as losses on early extinguishment and conversion of debt. Losses on early extinguishment and conversion of debt totaled $14.6 million ($14.4 million to net income or $0.07 per share) for the first quarter of 2004 resulting from the early conversions of our 8¼% Convertible Senior Notes (see “Capital Resources and Liquidity - Financing Activities”).

Other income includes the impact of translating into U.S. dollars Atlantic Copper’s net euro-denominated liabilities, primarily its retiree pension obligations. Changes in the U.S. dollar/euro exchange rate require us to adjust the dollar value of our net euro-denominated liabilities and record the adjustment in earnings. The exchange rate was $1.36 per euro at December 31, 2004, and $1.30 per euro at March 31, 2005. Exchange rate effects on our net income from euro-denominated liabilities were gains of $2.8 million in the first quarter of 2005 and $2.1 million in the first quarter of 2004. Other income also included interest income of $3.9 million in the first quarter of 2005 and $1.4 million in the first quarter of 2004.

PT Freeport Indonesia’s Contract of Work provides for a 35 percent corporate income tax rate. PT Indocopper Investama pays a 30 percent corporate income tax on dividends it receives from its 9.36 percent ownership in PT Freeport Indonesia. In addition, the tax treaty between Indonesia and the U.S. provides for a withholding tax rate of 10 percent on dividends and interest that PT Freeport Indonesia and PT Indocopper Investama pay to their parent company, FCX. Prior to 2005, we also incurred a U.S. alternative minimum tax at a rate of two percent based primarily on consolidated income, net of smelting and refining results. As a result of the enactment of the American Jobs Creation Act of 2004, the 90 percent limitation on the use of foreign tax credits to offset the U.S. federal alternative minimum tax liability has been repealed effective January 1, 2005. Based on current projections, we expect that the removal of this limitation will significantly reduce our U.S. federal taxes beginning in 2005. In 2004, our U.S. federal alternative minimum tax liability totaled $8.2 million. We currently record no income taxes at Atlantic Copper, which is subject to taxation in Spain, because it has not generated significant taxable income in recent years and has substantial tax loss carryforwards for which we have provided no financial statement benefit. We receive no consolidated tax benefit from these losses because they cannot be used to offset PT Freeport Indonesia’s profits in Indonesia.

Parent company costs consist primarily of interest, depreciation and amortization, and general and administrative expenses. We receive minimal tax benefit from these costs, including interest expense, primarily because our parent company generates no taxable income from U.S. sources. As a result, our provision for income taxes as a percentage of our consolidated income before income taxes and minority interests will vary as PT Freeport Indonesia’s income changes, absent changes in Atlantic Copper and parent company costs. Summaries of the approximate significant components of the calculation of our consolidated provision for income taxes are shown below (in thousands, except percentages).

	Three Months Ended March 31,
	2005	2004
Mining and exploration segment operating income[a]	$428,307	$4,132
Mining and exploration segment interest expense, net	(5,727)	(5,719)
Intercompany operating profit (deferred) recognized	(63,570)	48,180
Income before taxes	359,010	46,593
Indonesian corporate income tax rate (35%) plus U.S.
alternative minimum tax rate (2%) for 2004	35%	37%
Corporate income taxes	125,654	17,239

Approximate PT Freeport Indonesia net income	233,356	29,354
Withholding tax on FCX’s equity share	9.064%	9.064%
Withholding taxes	21,151	2,661

PT Indocopper Investama corporate income tax	14,124	-
Other, net	3,099	(1,559)
FCX consolidated provision for income taxes	$164,028	$18,341

FCX consolidated effective tax rate	50%	b

a.	Excludes charges for FCX stock option exercises, which are eliminated in consolidation, totaling $16.8 million for the first quarter of 2005 and $64.6 million for the first quarter of 2004.
b.	Rate is not meaningful given consolidated loss before taxes for the quarter.

RESULTS OF OPERATIONS

We have two operating segments: “mining and exploration” and “smelting and refining.” The mining and exploration segment consists of our Indonesian activities including PT Freeport Indonesia’s copper and gold mining operations, Puncakjaya Power’s power generating operations (after eliminations with PT Freeport Indonesia) and our Indonesian exploration activities, including those of Eastern Minerals. The smelting and refining segment includes Atlantic Copper’s operations in Spain and PT Freeport Indonesia’s equity investment in PT Smelting. Summary comparative operating income (loss) data by segment follow (in millions):

	First Quarter
	2005	2004
Mining and exploration[a]	$411.5	$(60.5)
Smelting and refining	(1.6)	(10.9)
Intercompany eliminations and other[a,b]	(52.3)	112.8
FCX operating income	$357.6	$41.4

a.
Includes charges to the mining and exploration segment for FCX stock option exercises, which are eliminated in consolidation, totaling $16.8 million in the 2005 quarter and $64.6 million in the 2004 quarter.

b.
We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until their sales of final products to third parties. Changes in the amount of these deferred profits impacted operating income by $(63.6) million in the 2005 quarter and $48.2 million in the 2004 quarter. Our consolidated earnings can fluctuate materially depending on the timing and prices of these sales. At March 31, 2005, our deferred profits to be recognized in future periods’ operating income totaled $144.5 million, $76.1 million to net income, after taxes and minority interest sharing.

MINING AND EXPLORATION

PT Freeport Indonesia Operating Results

	First Quarter
	2005	2004
PT Freeport Indonesia Operating Data, Net of Rio Tinto’s Interest
Copper (recoverable)
Production (000s of pounds)	335,600	107,100
Production (metric tons)	152,200	48,600
Sales (000s of pounds)	328,100	105,400
Sales (metric tons)	148,800	47,800
Average realized price per pound	$1.51	$1.34
Gold (recoverable ounces)
Production	609,400	125,300
Sales	595,300	123,800
Average realized price per ounce	$426.74	$411.42

PT Freeport Indonesia, 100% Aggregate Operating Data
Ore milled (metric tons per day)	199,400	151,800
Average ore grade
Copper (percent)	1.14	.50
Gold (grams per metric ton)	1.62	.41
Recovery rates (percent)
Copper	89.6	83.8
Gold	82.7	73.8
Copper (recoverable)
Production (000s of pounds)	390,300	118,900
Production (metric tons)	177,000	53,900
Sales (000s of pounds)	381,400	116,800
Sales (metric tons)	173,000	53,000
Gold (recoverable ounces)
Production	763,900	131,300
Sales	743,200	130,100

Mill throughput, which varies depending on ore types being processed, averaged 199,400 metric tons of ore per day in 2005 and 151,800 metric tons of ore in 2004. Mill rates are projected to average over 230,000 metric tons of ore per day during the remainder of 2005. Approximate average daily throughput processed at our mill facilities from each of our producing mines follows (metric tons of ore per day):

	First Quarter
	2005	2004
Grasberg open pit	157,300	106,400
Deep Ore Zone underground mine	42,100	45,400
Total mill throughput	199,400	151,800

First-quarter 2005 copper ore grades averaged 1.14 percent, compared with 0.50 percent for the first quarter of 2004. First-quarter copper recovery rates were 89.6 percent, compared with 83.8 percent for the first quarter of 2004. For the first quarter of 2005, gold ore grades averaged 1.62 g/t, compared with 0.41 g/t for the first quarter of 2004. Gold recovery rates averaged 82.7 percent for the first quarter of 2005, compared with 73.8 percent for the first quarter of 2004. The 2005 grades and recovery rates reflect the return to normal mining operations at Grasberg, including accessing higher grade material.

Production from the Deep Ore Zone (DOZ) underground mine averaged 42,100 metric tons of ore per day in the first quarter of 2005, representing 21 percent of mill throughput as it continued to perform above design capacity of 35,000 metric tons of ore per day. PT Freeport Indonesia is expanding the capacity of the DOZ underground operation to a sustained rate of 50,000 metric tons per day with the installation of a second crusher and additional ventilation, which are expected to be completed by 2007. PT Freeport Indonesia’s share of capital expenditures for the DOZ expansion totaled $3.2 million in the first quarter of 2005 and are expected to approximate $37 million through the projected 2007 ramp-up, with approximately $16 million estimated for the remainder of 2005. The DOZ mine, a block cave operation, is one of the world’s largest underground mines.

In 2004, PT Freeport Indonesia commenced its “Common Infrastructure” project, which will provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. PT Freeport Indonesia’s share of capital expenditures for its Common Infrastructure project totaled $3.6 million in the first quarter of 2005 and is estimated to total approximately $13 million for the remainder of 2005. The Common Infrastructure project is progressing according to plan.

PT Freeport Indonesia is also completing studies for the development of Big Gossan, a high-grade deposit located near the existing milling complex. Our Board of Directors has approved this project and aggregate capital expenditures from 2006 to 2009 for Big Gossan are expected to total approximately $225 million ($195 million net to PT-FI, with approximately $50 million in 2006).  Production is expected to ramp up to 7,000 metric tons per day by 2010 (average annual aggregate incremental production of 135 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts). The Big Gossan mine is expected to be an open-stope mine with cemented backfill, which is a higher-cost mining method than the block-cave method used at the DOZ mine.

PT Freeport Indonesia Revenues

A summary of changes in PT Freeport Indonesia revenues between the periods follows (in millions):

2005
PT Freeport Indonesia revenues - prior year period	$187.2
Sales volumes:
Copper	298.5
Gold	194.0
Price realizations:
Copper	56.6
Gold	9.1
Adjustments, primarily for copper pricing on prior year
open sales	(3.4)
Treatment charges, royalties and other	(54.6)
PT Freeport Indonesia revenues - current year period	$687.4

PT Freeport Indonesia achieved significantly higher production and sales in the first quarter of 2005 compared with the 2004 period, reflecting the return to normal mining operations in the Grasberg open pit. Copper sales volumes totaled 328.1 million pounds in the first quarter of 2005, more than three times the 105.4 million pounds reported in the 2004 quarter. First-quarter 2005 copper price realizations of $1.51 per pound were $0.17 per pound higher than the first-quarter 2004 realizations of $1.34 per pound. Gold sales volumes totaled 595,300 ounces in the first quarter of 2005, almost five times higher than the 123,800 ounces reported in the 2004 quarter. Gold price realizations of $426.74 per ounce in the first quarter of 2005 were approximately $15 an ounce higher than first-quarter 2004 realizations of $411.42 per ounce.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. In addition, treatment charges vary based on PT Freeport Indonesia’s customer mix as sales to PT Smelting are subject to a minimum rate (see below). Market rates for treatment and refining charge rates began to increase significantly in late 2004; however, PT Freeport Indonesia expects its 2005 rates to approximate its 2004 rates because of its customer mix. Royalties totaled $18.8 million in the first quarter of 2005 compared with $4.8 million in the first quarter of 2004, reflecting higher sales volumes and metal prices.

Substantially all of PT Freeport Indonesia’s concentrate sales contracts provide final copper pricing in a specified future period based on prices quoted on the LME. PT Freeport Indonesia records revenues and invoices its customers based on LME prices at the time of shipment. Under accounting rules, these terms create an “embedded derivative” in our concentrate sales contracts which must be adjusted to fair value through earnings each period until the date of final copper pricing. PT Freeport Indonesia’s first-quarter 2005 revenues include net additions of $8.5 million for adjustments to the fair value of embedded copper derivatives in concentrate sales contracts, compared with $14.9 million in the first quarter of 2004.

At March 31, 2005, we had consolidated embedded derivatives on copper sales totaling 239.0 million pounds recorded at an average price of $1.52 per pound. We expect final prices on these sales over the next few months. We estimate that a two-cent change in the average price used for these embedded derivatives and realized prices for these sales would have an approximate $2.5 million impact on our 2005 consolidated net income.

PT Freeport Indonesia expects its share of sales to approximate 1.5 billion pounds of copper and 2.9 million ounces of gold for 2005. At the Grasberg mine, the sequencing in mining areas with varying ore grades will cause fluctuation in metal sales from quarter to quarter, particularly for gold. Based on the current mine plan for 2005, PT Freeport Indonesia estimates approximately 55 percent of its copper and 57 percent of its gold will be produced in the second half of the year. PT Freeport Indonesia expects its share of sales for the second quarter of 2005 to approximate 340 million pounds of copper and 650,000 ounces of gold.

PT Freeport Indonesia has long-term contracts to provide approximately 60 percent of Atlantic Copper’s copper concentrate requirements at market prices and nearly all of PT Smelting’s copper concentrate requirements. Under the PT Smelting contract, for the first 15 years of PT Smelting’s operations beginning December 1998, the treatment and refining charges on the majority of the concentrate PT Freeport Indonesia provides will not fall below specified minimum rates, subject to renegotiation in 2008. The rate was $0.23 per pound during the period from the commencement of PT Smelting’s operations in 1998 until April 2004, when it declined to a minimum of $0.21 per pound. Market rates for 2005, excluding price participation, under long-term contracts settled in late 2004 approximate $0.21 per pound.

PT Freeport Indonesia Costs

Gross profit per pound of copper (¢)/per ounce of gold and silver ($):
Three Months Ended March 31, 2005
Pounds of copper sold (000s)	328,100		328,100
Ounces of gold sold					595,300
Ounces of silver sold						1,270,300

	By- Product		Co-Product Method
	Method		Copper		Gold	Silver
Revenues, after adjustments shown below	151.3	¢	151.3	¢	$426.74	$7.04

Site production and delivery, before net non-
cash and nonrecurring costs shown below	58.9	[a]	38.8	[b]	107.20 [b]	1.82	[b]
Gold and silver credits	(79.3)		-		-	-
Treatment charges	21.8		14.3		39.63	0.67
Royalty on metals	5.7		3.8		10.41	0.18
Unit net cash costs[c]	7.1		56.9		157.24	2.67
Depreciation and amortization	14.3		9.4		26.02	0.44
Noncash and nonrecurring costs, net	0.2		0.1		0.29	-
Total unit costs	21.6		66.4		183.55	3.11
Revenue adjustments, primarily for pricing on
prior year open sales	6.4		6.4		(5.10)	0.11
PT Smelting intercompany profit elimination	(0.8)		(0.5)		(1.43)	(0.02)
Gross profit per pound/ounce	135.3	¢	90.8	¢	$236.66	$4.02

Three Months Ended March 31, 2004
Pounds of copper sold (000s)	105,400		105,400
Ounces of gold sold					123,800
Ounces of silver sold							553,300

	By-
	Product		Co-Product Method
	Method		Copper		Gold		Silver
Revenues, after adjustments shown below	134.0	¢	134.0	¢	$411.42		$6.31

Site production and delivery, before net
noncash and nonrecurring costs shown
Below	143.4	[d]	104.0	[e]	312.78	[e]	5.18	[e]
Gold and silver credits	(52.2)		-		-		-
Treatment charges	22.8		16.5		49.63		0.82
Royalty on metals	4.6		3.3		10.02		0.17
Unit net cash costs[c]	118.6		123.8		372.43		6.17
Depreciation and amortization	16.3		11.8		35.56		0.59
Noncash and nonrecurring costs, net	0.1		0.1		0.20		-
Total unit costs	135.0		135.7		408.19		6.76
Revenue adjustments, primarily for pricing on
prior year open sales	18.8		18.8		2.10		0.53
PT Smelting intercompany profit elimination	7.9		5.7		17.21		0.29
Gross profit per pound/ounce	25.7	¢	22.8	¢	$22.54		$0.37

a.
Net of deferred mining costs totaling $32.2 million or 9.8 cents per pound. Upon adoption of Emerging Issues Task Force (EITF) Issue No. 04-6 (see Note 1 of Notes to Consolidated Financial Statements), mining costs will no longer be deferred and these amounts are expected to be charged to cost of sales as incurred.

b.	Net of deferred mining costs totaling $21.2 million or 6.5 cents per pound for copper, $10.6 million or $17.86 per ounce for gold and $0.4 million or $0.30 per ounce for silver. See Note a above.
c.
For a reconciliation of unit net cash costs to production and delivery costs applicable to sales reported in FCX’s consolidated financial statements refer to “Product Revenues and Production Costs” below.

d.	Net of deferred mining costs totaling $26.2 million or 24.9 cents per pound. See Note a above.
e.	Net of deferred mining costs totaling $19.0 million or 18.0 cents per pound for copper, $6.7 million or $54.21 per ounce for gold and $0.5 million or $0.90 per ounce for silver. See Note a above.

Unit Net Cash Cost
We present gross profit per pound of copper using both a “by-product” method and a “co-product” method. We use the by-product method in our presentation of gross profit per pound of copper because (1) the majority of our revenues are copper revenues, (2) we produce and sell one product, concentrates, which contains all three metals, (3) it is not possible to specifically assign our costs to revenues from the copper, gold and silver we produce in concentrates, (4) it is the method used to compare mining operations in certain industry publications and (5) it is the method used by our management and our Board to monitor our operations. In the co-product method presentation, costs are allocated to the different products based on their relative revenue values, which will vary to the extent our metals sales volumes and realized prices change.

Because of the fixed nature of a large portion of our costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period. In addition, we have experienced significant increases in our production costs in recent years primarily as a result of higher energy costs and costs of other consumables, changes in currency exchange rates, higher mining costs and milling rates, labor costs and other factors. Our energy costs, which approximate 20 percent of PT Freeport Indonesia’s production costs, primarily include 100 million gallons per year of diesel and 650,000 metric tons per year of coal. Diesel prices have risen by more than 80 percent since the beginning of 2003 and our coal costs are approximately 50 percent higher. The costs of other consumables, including steel and reagents also have increased. Our costs have been affected by the stronger Australian dollar against the U.S. dollar (approximately 40 percent increase since the beginning of 2003), which comprise approximately 18 percent of PT Freeport Indonesia's production costs. We are pursuing cost reduction initiatives to mitigate the impacts of these increases.

Lower unit site production and delivery costs in the first quarter of 2005 reflected significantly higher sales volumes resulting from higher ore grades and the primarily fixed nature of a large portion of PT Freeport Indonesia’s cost structure. Unit site production and delivery costs are net of deferred mining costs, which will no longer be deferred and are expected to be charged to cost of sales as incurred upon adoption of EITF Issue No. 04-6 (see Notes a, b, d and e above, and Note 1 of Notes to Consolidated Financial Statements). PT Freeport Indonesia’s first-quarter 2005 overburden-to-ore ratio averaged 4.3 to 1, compared with a life-of-mine average ratio of 2.4 to 1. PT Freeport Indonesia’s overburden-to-ore ratio is expected to average approximately 3.0 to 1 in the balance of the year.

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

In connection with our fourth concentrator mill expansion completed in 1998, PT Freeport Indonesia agreed to pay the Government of Indonesia additional royalties (royalties not required by the Contract of Work) to provide further support to the local governments and the people of the Indonesian province of Papua (see Note 1 in FCX’s 2004 Annual Report on Form 10-K). The additional royalties are paid on metal from production from PT Freeport Indonesia’s milling facilities above 200,000 metric tons of ore per day. PT Freeport Indonesia’s royalty rate on copper net revenues from production above 200,000 metric tons of ore per day is double the Contract of Work royalty rate, and the royalty rates on gold and silver sales from production above 200,000 metric tons of ore per day are triple the Contract of Work royalty rates.

As a result of higher projected copper and gold sales volumes, we expect our total 2005 royalty costs to increase compared with 2004 royalty costs of $43.5 million. If copper prices average $1.40 per pound and gold prices average $420 per ounce during the remainder of 2005, we would expect royalty costs to total approximately $90 million ($0.06 per pound of copper) for 2005. These estimates assume 2005 sales volumes of 1.5 billion pounds of copper and 2.9 million ounces of gold.

As a result of the higher copper and gold production and sales volumes in the first quarter of 2005, PT Freeport Indonesia’s unit depreciation rate decreased compared with the 2004 period. Because certain assets are depreciated on a straight-line basis, the unit rate will vary with the level of copper and gold production and sales.

Unit Net Cash Cost: By-Product Method
Unit net cash costs per pound of copper is a measure intended to provide investors with information about the cash generating capacity of our mining operations expressed on a basis relating to its primary metal product, copper. PT Freeport Indonesia uses this measure for the same purpose and for monitoring operating performance by its mining operations. This information differs from measures of performance determined in accordance with generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance determined in accordance with generally accepted accounting principles. This measure is presented by other copper and gold mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

Unit site production and delivery costs in the first quarter of 2005 averaged $0.59 per pound of copper, $0.84 per pound lower than the $1.43 reported in the first quarter of 2004. Lower unit site production and delivery costs in the first quarter of 2005 reflected significantly higher copper sales volumes resulting from higher ore grades and the primarily fixed nature of a large portion of PT Freeport Indonesia’s cost structure.

Gold and silver credits in the first quarter of 2005 averaged $0.79 per pound, compared with $0.52 per pound in the first quarter of 2004. The increase reflects higher gold sales volumes and average realized prices. Royalties of $0.06 per pound were $0.01 per pound above the year-ago period primarily because of higher copper and gold prices.

Assuming 2005 average prices of $1.40 per pound for copper and $420 per ounce for gold, and copper and gold sales of 1.5 billion pounds and 2.9 million ounces for 2005, PT Freeport Indonesia estimates that its annual 2005 unit net cash costs, including gold and silver credits, would approximate $0.03 per pound, net of deferred mining costs of $0.05 per pound. Forecasted unit net cash costs are calculated on the same basis as the historical unit costs. Unit net cash costs for 2005 would change by approximately $0.04 per pound for each $25 per ounce change in the average price of gold for the balance of the year. Estimated unit cash costs for 2005 are projected to be significantly lower than the 2004 average, primarily because of higher 2005 sales volumes, partially offset by increases in energy costs and costs of other consumables, currency exchange rates, higher mining costs and milling rates, labor costs and other factors.

Unit Net Cash Cost: Co-Product Method
Unit site production and delivery costs in the first quarter of 2005 averaged $0.39 per pound of copper, $0.65 per pound lower than the $1.04 reported in the first quarter of 2004. For gold, unit site production and delivery costs in the first quarter of 2005 averaged $107 per ounce, $206 per ounce lower than the $313 reported in the first quarter of 2004. Lower unit site production and delivery costs in the first quarter of 2005 reflected significantly higher sales volumes resulting from higher ore grades and the primarily fixed nature of a large portion of PT Freeport Indonesia’s cost structure. Unit treatment charges were also lower in the 2005 quarter because of the higher sales volumes in 2005. However, royalties per pound and per ounce were higher in the first quarter of 2005 because of higher sales volumes and realized prices compared with the first quarter of 2004.

Foreign Currency Exchange Risk
The functional currency for our operations in Indonesia and Spain is the U.S. dollar. All of our revenues and a significant portion of our costs are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in Indonesian rupiah, Australian dollars or euros. Generally, our results are positively affected when the U.S. dollar strengthens in relation to those foreign currencies and adversely affected when the U.S. dollar weakens in relation to those foreign currencies.

PT Freeport Indonesia recorded gains (losses) totaling $(0.4) million in the first quarter of 2005 and $0.4 million in the first quarter of 2004 related to its rupiah-denominated net monetary assets and liabilities. PT Freeport Indonesia’s labor costs are mostly rupiah denominated. At estimated annual aggregate rupiah payments of 1.4 trillion and an exchange rate of 9,465 rupiah to one U.S. dollar, the exchange rate as of March 31, 2005, a one-thousand-rupiah increase in the exchange rate would result in an approximate $14 million decrease in aggregate annual operating costs. A one-thousand-rupiah decrease in the exchange rate would result in an approximate $17 million increase in aggregate annual operating costs.

PT Freeport Indonesia purchases certain materials and supplies denominated in Australian dollars. At estimated annual aggregate Australian dollar payments of 225 million, a $0.01 increase or decrease in the exchange rate would result in an approximate $2 million change in aggregate annual costs. The exchange rate at March 31, 2005 was $0.77 to one Australian dollar.

At times, PT Freeport Indonesia has entered into foreign currency forward contracts to hedge a portion of its aggregate anticipated Indonesian rupiah and Australian dollar payments. As of March 31, 2005, PT Freeport Indonesia had foreign currency contracts to hedge 450.0 billion in rupiah payments, or approximately 43 percent of aggregate projected rupiah payments from April 2005 through December 2005, at an average exchange rate of 10,059 rupiah to one U.S. dollar. In April 2005, PT Freeport Indonesia entered into foreign currency contracts to hedge 180.0 billion in rupiah payments, or approximately 12 percent of aggregate projected rupiah payments for 2006, at an average exchange rate of 10,162 rupiah to one U.S. dollar. PT Freeport Indonesia accounts for these contracts as cash flow hedges.

Exploration Activities
PT-Freeport Indonesia’s exploration efforts in 2005 are focused on testing extensions of the Mill Level Zone (MLZ) and Deep MLZ deposits to the northwest, expansion of the Deep Grasberg resource and testing reconnaissance targets along the Wanagon and Idenberg Fault trends, which are expected to result in approximately $21 million ($15 million for our share) of exploration costs during 2005. FCX continues to assess the timing of resumption of exploration activities in areas outside the existing producing area of the Grasberg minerals district.

The Indonesian government previously approved suspensions of our field exploration activities outside of our current mining operations area, which have been in suspension in recent years due to safety and security issues and regulatory uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas and an Indonesian Forestry law enacted in 1999 prohibiting open-pit mining in forest preservation areas. The current suspensions were granted for one-year periods ending February 26, 2005, for Block B; March 31, 2005, for PT Nabire Bakti Mining; and November 15, 2005, for Eastern Minerals. Recent Indonesian legislation permits open-pit mining in PT Freeport Indonesia’s Block B area, subject to certain requirements. We are currently assessing these requirements and security issues. The timing for our resumption of exploration activities in our Contract of Work areas outside of Block A depends on the resolution of these matters.

SMELTING AND REFINING
Our investment in smelters serves an important role in our concentrate marketing strategy. PT Freeport Indonesia generally sells approximately one-half of its concentrate production to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder to other customers. Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and income to Atlantic Copper and PT Smelting. Through downstream integration, we are assured placement of a significant portion of our concentrate production. While low smelting and refining charges in recent years adversely affected the operating results of Atlantic Copper, they benefited the operating results of PT Freeport Indonesia’s mining operations, effectively achieving a hedge for these charges. Market rates for treatment and refining charges began to increase significantly in late 2004 as worldwide smelter availability was insufficient to accommodate increased mine production. Higher treatment and refining charges will benefit our smelter operations and adversely affect our mining operations. Taking into account taxes and minority ownership interests, an equivalent change in smelting and refining charge rates would essentially offset in our consolidated operating results.

Atlantic Copper Operating Results
(In Millions)	First Quarter
	2005	2004
Gross profit (loss)	$1.5	$(8.0)
Add depreciation and amortization expense	7.1	7.1
Other	1.0	0.5
Cash margin (deficit)	$9.6	$(0.4)

Operating loss (in millions)	$(1.6)	$(10.9)
Concentrate and scrap treated (metric tons)	215,800	187,100
Anodes production (000s of pounds)	147,400	126,700
Cathodes, wire rod and wire sales (000s of pounds)	132,600	112,000
Cathode cash unit cost per pound[a]	$0.17	$0.23
Gold sales in anodes and slimes (ounces)	67,300	127,800

a.
For a reconciliation of cathode cash unit costs per pound to production costs applicable to sales reported in FCX’s consolidated financial statements refer to “Product Revenues and Production Costs” below.

Atlantic Copper’s operating cash margin was $9.6 million in the first quarter of 2005, compared with a deficit of $0.4 million in the 2004 period. The deficit in 2004 was primarily because of Atlantic Copper’s major maintenance turnaround, which began in March 2004 and was completed in May 2004. Atlantic Copper reported operating losses of $1.6 million for the first quarter of 2005, compared with $10.9 million in the 2004 period. The maintenance turnaround adversely affected costs and volumes resulting in an approximate $4.6 million impact on first-quarter 2004 operating results and net income.

Atlantic Copper treated 215,800 metric tons of concentrate and scrap in the first quarter of 2005, compared with 187,100 metric tons in the 2004 period. Cathode production totaled 131.7 million pounds and sales totaled 132.6 million pounds during the first quarter of 2005, compared with cathode production of 128.8 million pounds and sales of 112.0 million pounds, during the first quarter of 2004. Atlantic Copper’s cathode cash unit costs per pound of copper averaged $0.17 in the first quarter of 2005 and $0.23 in the first quarter of 2004. Unit costs in 2004 were adversely affected by lower production primarily because of the scheduled maintenance turnaround, which added $0.04 per pound in the 2004 first quarter. Atlantic Copper’s treatment charges (including price participation), which are what PT Freeport Indonesia and third parties pay Atlantic Copper to smelt and refine concentrates, averaged $0.17 per pound during the first quarter of 2005 and $0.16 per pound during the first quarter of 2004. Excess smelter capacity, combined with limited copper concentrate availability, resulted in historically low long-term treatment and refining rates for the past several years. However, as discussed above, treatment charge rates began to increase in late 2004 as worldwide smelter availability was insufficient to accommodate increased mine production. Atlantic Copper expects these higher rates to benefit its operations starting in the second quarter of 2005, with its average rates projected to approximate $0.22 per pound in the balance of the year at current copper prices.

We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until the final sales to third parties occur. Changes in these net deferrals resulted in a reduction to our operating income totaling $63.6 million ($34.2 million to net income or $0.17 per share) in the first quarter of 2005, compared with an addition totaling $48.2 million ($24.8 million to net income or $0.13 per share) in the first quarter of 2004. At March 31, 2005, our net deferred profits on PT Freeport Indonesia concentrate inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and minority interest sharing totaled $76.1 million. Based on current copper and gold prices and shipping schedules, we expect that a net reversal of previously deferred profits on intercompany sales will result in an increase to net income of approximately $10 million in the second quarter of 2005. The periodic change in deferred intercompany profits may differ substantially because of changes in the timing of shipments to affiliated smelters and metal prices.

The majority of Atlantic Copper’s revenues are denominated in U.S. dollars; however, operating costs, other than concentrate purchases, and certain asset and liability accounts are denominated in euros. Atlantic Copper’s estimated annual euro payments total approximately 100 million euros. A $0.05 increase or decrease in the exchange rate would result in an approximate $5 million change in annual costs. The exchange rate on March 31, 2005 was $1.30 per euro.

As of March 31, 2005, FCX’s net investment in Atlantic Copper totaled approximately $93.2 million, FCX had a $189.5 million loan outstanding to Atlantic Copper and Atlantic Copper’s debt to third parties under nonrecourse financing arrangements totaled $28.9 million. In March 2004, we used a portion of the proceeds from the sale of our 6⅞% Senior Notes to fund Atlantic Copper’s repayment of $162.4 million of its borrowings (see “Capital Resources and Liquidity - Financing Activities”). Atlantic Copper recorded a $3.7 million ($0.02 per share) accounting charge for losses on early extinguishment of debt in the first quarter of 2004 related to these debt repayments.

Atlantic Copper had euro-denominated net monetary liabilities at March 31, 2005, totaling $57.1 million recorded at an exchange rate of $1.30 per euro. The exchange rate was $1.36 per euro at December 31, 2004. Adjustments to Atlantic Copper’s euro-denominated net monetary liabilities to reflect changes in the exchange rate are recorded in other income and totaled $2.8 million in the first quarter of 2005 and $2.1 million in the first quarter of 2004.

PT Smelting Operating Results

	First Quarter
(In Millions)	2005	2004
PT Freeport Indonesia sales to PT Smelting	$234.2	$127.0
Equity in PT Smelting earnings (losses)	2.6	(0.4)
PT Freeport Indonesia operating profits (deferred) recognized	(2.6)	8.3

PT Freeport Indonesia accounts for its 25 percent interest in PT Smelting using the equity method and provides PT Smelting with substantially all of its concentrate requirements. PT Smelting treated 226,400 metric tons of concentrate in the first quarter of 2005, compared with 167,300 metric tons in the year-ago period. Higher concentrate tonnage from PT Freeport Indonesia in 2005 resulted in higher production compared with 2004 when PT Freeport Indonesia’s production was much lower. PT Smelting reported production of 143.5 million pounds of cathodes and sales of 143.7 million pounds of cathodes in the first quarter of 2005, compared with production of 97.0 million pounds and sales of 92.0 million pounds in the year-ago period. PT Smelting’s cathode cash unit costs averaged $0.10 per pound in the first quarter of 2005 and $0.14 per pound in the first quarter of 2004, reflecting the impact of higher volumes in 2005 (see “Product Revenue and Production Costs”). PT Freeport Indonesia’s equity in PT Smelting’s earnings (losses) totaled $2.6 million in the first quarter of 2005 compared to $(0.4) million in the 2004 period.

OTHER FINANCIAL RESULTS

The FCX/Rio Tinto joint ventures incurred $3.0 million of aggregate exploration costs in the first quarter of 2005, compared with $3.6 million in the 2004 first quarter. As discussed above in “Exploration Activities,” our exploration program for 2005 is focused on testing extensions of the MLZ and Deep MLZ deposits to the northwest, expansion of the Deep Grasberg resource and testing reconnaissance targets along the Wanagon and Idenberg Fault trends. Our share of these exploration costs, which are charged to expense, totaled $1.9 million in the first quarter of 2005 and $2.2 million in the first quarter of 2004.

Consolidated general and administrative expenses increased to $21.6 million in the first quarter of 2005, compared with $15.6 million in the year-ago period. The increase in 2005 was primarily caused by lower joint venture reimbursements for exercised employee stock options, higher compensation costs and higher stock appreciation rights charges, partly offset by increased Rio Tinto sharing. Our parent company charges PT Freeport Indonesia for the in-the-money value of exercised employee stock options. These charges are eliminated in consolidation; however, PT Freeport Indonesia shares these charges with Rio Tinto and Rio Tinto’s reimbursements reduce our consolidated general and administrative expenses. General and administrative expenses are net of Rio Tinto’s share of joint venture reimbursements for employee stock option exercises, which reduced general and administrative expenses by $2.9 million in the first quarter of 2005 and $5.6 million in the first quarter of 2004. Compensation costs are higher in 2005 because certain compensation plans are based on annual operating cash flow results, which are projected to be significantly higher in 2005 compared with 2004. The cost of our outstanding stock appreciation rights varies with the price of our common stock price, resulting in increases (decreases) in general and administrative expenses totaling $0.4 million in the first quarter of 2005 and $(0.3) million in the first quarter of 2004. In accordance with our joint venture agreement, Rio Tinto’s percentage share of PT Freeport Indonesia’s general and administrative expenses varies with metal sales volumes and prices and totaled 16 percent in the first quarter of 2005 compared with 9 percent in the first quarter of 2004.

Total interest cost (before capitalization) was $38.4 million in the first quarter of 2005 and $33.8 million in the first quarter of 2004. First-quarter 2004 conversions of 8¼% Convertible Senior Notes resulted in a $6.4 million reduction of interest expense for previously accrued amounts that were reclassified to losses on early extinguishment and conversion of debt. Capitalized interests costs totaled $0.9 million in the first quarter of 2005 and $0.4 million in the first quarter of 2004.

CAPITAL RESOURCES AND LIQUIDITY

Based on current mine plans and subject to future copper and gold prices, we expect to generate cash flows significantly greater than our budgeted capital expenditures and scheduled debt maturities, providing opportunities to reduce debt further and return cash to shareholders through dividends and share purchases. In addition, our Board of Directors will continue to review our dividend policy. Our current regular common stock dividend is $1.00 per share, which is payable quarterly at a rate of $0.25 per share. In addition, we recently paid two supplemental common stock dividends totaling $0.75 per share, $0.25 per share on December 29, 2004 and $0.50 per share on March 31, 2005.

Operating Activities
We generated operating cash flows totaling $162.2 million, net of $23.2 million that we used for working capital during the first quarter of 2005. We used $225.5 million in net cash in our operations in first-quarter 2004, including $262.3 million for working capital. The significant improvement in 2005 compared with the prior year quarter primarily reflects significantly higher production and sales and higher copper and gold prices. Using estimated sales volumes for the remainder of 2005 and assuming prices of $1.40 per pound of copper and $420 per ounce of gold were realized for the remainder of 2005, we would generate operating cash flows in excess of $1.2 billion in 2005, with over $1.0 billion in the remaining three quarters of the year.

Investing Activities
First-quarter 2005 capital expenditures of $26.2 million for PT Freeport Indonesia and Atlantic Copper were lower than the $34.3 million reported in the 2004 quarter. In the first quarter of 2004, Atlantic Copper incurred capital expenditures totaling $3.4 million related to its major maintenance turnaround that began in March 2004. Our capital expenditures for 2005 are expected to total approximately $180 million, including approximately $19 million for the DOZ expansion and $17 million for the Common Infrastructure project. We expect to fund our 2005 capital expenditures with operating cash flows and available cash.

In the first quarter of 2005, PT Freeport Indonesia received the $23.2 million balance of its share of insurance settlement proceeds related to its open-pit slippage claim, $2.0 million of which represented a recovery of property losses. We sold $4.2 million of our restricted investments in the first quarter of 2004 to pay scheduled semiannual interest due on 8¼% Convertible Senior Notes. Conversions of 8¼% Convertible Senior Notes during the first quarter of 2004 allowed us to sell an additional $15.1 million of our restricted investments. In the first quarter of 2004, Atlantic Copper repaid its working capital revolving credit facility that was secured by certain copper concentrate inventory resulting in the release of $11.0 million of previously restricted cash.

Financing Activities
As of March 31, 2005, we had total unrestricted cash and cash equivalents of $310.5 million and total outstanding debt of $1.77 billion. Debt was reduced by $183.0 million during the quarter, primarily reflecting a prepayment of $187.0 million of bank debt associated with PT Puncakjaya Power’s power-generating facilities at PT Freeport Indonesia’s mining operations and repurchases of $11.0 million of our 7.50% Senior Notes due 2006 and 7.20% Senior Notes due 2026, net of changes in other borrowings.

In February 2005, we paid our current regular quarterly dividend ($0.25 per share) and the Board authorized a supplemental common stock dividend of $0.50 per share, which was paid on March 31, 2005, for total first-quarter dividends on common stock of $134.7 million. The declaration and payment of dividends is at the discretion of our Board. The amount of our current quarterly cash dividend on our common stock and the possible payment of additional future supplemental cash dividends will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. In the first quarter of 2004, we paid a regular quarterly dividend of $0.20 per share for a total of $39.2 million. Cash dividends on preferred stock in 2005, $15.1 million, represent dividends on our 5½% Convertible Perpetual Preferred Stock we sold in March 2004 (see below). Cash dividends to minority interests represent dividends paid to the minority interest owners of PT Freeport Indonesia and Puncakjaya Power. Pursuant to the restricted payment covenants in our 10⅛% Senior Notes and 6⅞% Senior Notes, the amount available for dividend payments, purchases of our common stock and other restricted payments as of March 31, 2005, was approximately $475 million.

In 2003, the Board approved a new open market share purchase program for up to 20 million shares, which replaced our previous program. Through April 30, 2005, under this new program, we acquired 1.3 million shares in April 2005 for $46.6 million, $34.57 per share average, and 3.4 million shares during the second quarter of 2004 for $99.5 million, $29.39 per share average, and 15.3 million shares remain available. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flow and financial position, and general economic and market conditions.

We completed several financing transactions during the first quarter of 2004 to continue to improve our financial position and debt maturity profile. We completed a tender offer and privately negotiated transactions for a portion of our remaining 8¼% Convertible Senior Notes due 2006 resulting in the early conversion of $226.1 million of notes into 15.8 million shares of our common stock. We recorded a $10.9 million charge to losses on early extinguishment and conversion of debt in the first quarter of 2004 in connection with these conversions. The $10.9 million charge included $6.4 million of previously accrued interest costs that were reversed, resulting in an equivalent reduction of interest expense.

On February 3, 2004, we sold $350 million of 6⅞% Senior Notes due 2014 for net proceeds of $344.4 million. We used a portion of the proceeds from the sale to fund the repayment of $162.4 million of Atlantic Copper borrowings and to refinance other FCX 2004 debt maturities. Atlantic Copper recorded a $3.7 million charge to losses on early extinguishment of debt to accelerate amortization of deferred financing costs.

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

Below is a summary (in millions) of our total debt maturities based on loan balances as of March 31, 2005, and original issue amounts for mandatorily redeemable preferred stock.

	2005	2006	2007	2008	2009	Thereafter
Redeemable preferred stock	$12.5	$179.9	$-	$-	$-	$-
Atlantic Copper debt	4.8	-	24.0	-	-	-
Equipment loans and other	4.7	13.1	13.6	13.5	13.5	13.9
7.50% Senior Notes due 2006	-	59.9	-	-	-	-
10⅛% Senior Notes due 2010	-	-	-	-	-	500.0
7% Convertible Senior Notes due 2011[a]	-	-	-	-	-	575.0
6⅞% Senior Notes due 2014	-	-	-	-	-	340.3
7.20% Senior Notes due 2026	-	-	-	-	-	0.2
Total debt maturities	$22.0	$252.9	$37.6	$13.5	$13.5	$1,429.4
Pro forma adjustment[b]	4.6	21.3	-	-	-	-
Pro forma debt maturities	$26.6	$274.2	$37.6	$13.5	$13.5	$1,429.4

a.	Conversion price is $30.87 per share.
b.
Represents additional amounts due above the original issue amounts based on the price of silver and gold, totaling $4.6 million in 2005 and 2006 for our Silver-Denominated Preferred Stock and $16.7 million in February 2006 for our Gold-Denominated Preferred Stock, Series II. We calculated these amounts using the March 31, 2005, London gold fixing price for one ounce of gold ($427.50) and the London silver fixing price for one ounce of silver ($7.19) in the London bullion market (which determine the preferred stock redemption amounts).

NEW ACCOUNTING STANDARDS

In the mining industry, the costs of removing overburden and waste material to access mineral deposits are referred to as “stripping costs.” Currently, we apply the deferred mining cost method in accounting for PT Freeport Indonesia’s post-production stripping costs, which we refer to as overburden removal costs. The deferred mining cost method is used by some companies in the metals mining industry; however, industry practice varies. The deferred mining cost method matches the cost of production with the sale of the related metal from the open pit by assigning each metric ton of ore removed an equivalent amount of overburden tonnage, thereby averaging overburden removal costs over the life of the mine. The mining cost capitalized in inventory and the amounts charged to cost of goods sold do not represent the actual costs incurred to mine the ore in any given period. The application of the deferred mining cost method has resulted in an asset on our balance sheets (“Deferred Mining Costs”) totaling $252.6 million at March 31, 2005, and $220.4 million at December 31, 2004. For further information, see Note 1 in FCX’s 2004 Annual Report on Form 10-K.

In March 2005, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” EITF Issue No. 04-6 addresses the accounting for stripping costs incurred during the production stage of a mine and refers to these costs as post-production stripping costs. EITF Issue No. 04-06 requires that post-production stripping costs be considered costs of the extracted minerals and recognized as a component of inventory to be recognized in cost of sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance in EITF Issue No. 04-6 is effective for financial statements issued for fiscal years beginning after December 15, 2005, with early adoption permitted. Companies may apply this guidance either by recognition of a cumulative effect adjustment in the period of adoption or by restating prior period financial statements. We are assessing the new guidance. The most significant expected impacts of adoption are the deferred mining costs asset on our balance sheet will be eliminated and future stripping costs will be charged to cost of sales as incurred. Adoption of the new guidance will have no impact on our cash flows.

Refer to Note 1 in FCX’s 2004 Annual Report on Form 10-K for our accounting for share-based payments, including stock options. Through March 31, 2004, we have accounted for grants of employee stock options under the recognition principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation costs for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. If we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which requires stock-based compensation to be recognized based on the use of a fair value method, our net income would have been reduced by $2.9 million, $0.03 per diluted share, for the first quarter of 2005 and our net loss would have been increased by $1.2 million for the first quarter of 2004 (see Note 2 of Notes to the Consolidated Financial Statements).

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R’s effective date is interim periods beginning after June 15, 2005. However, in April 2005 the Securities and Exchange Commission provided for a deferral of the effective date to fiscal periods beginning after June 15, 2005. We are still reviewing the provisions of SFAS No. 123R and have not yet determined if we will adopt SFAS No. 123R before January 1, 2006. Based on currently outstanding employee stock options, we estimate the charge to earnings before taxes and minority interest sharing in 2006 would total approximately $20 million, and the reduction in net income would be approximately $12 million, $0.07 per basic share using common shares outstanding at March 31, 2005.

PRODUCT REVENUES AND PRODUCTION COSTS

PT Freeport Indonesia Product Revenues and Unit Net Cash Costs
All amounts used in both the by-product and co-product method presentations are included in our recorded results under generally accepted accounting principles. We separately identify certain of these amounts as shown in the following reconciliation to amounts reported in our consolidated financial statement and as explained below.

1.
We show adjustments to revenues for prior period open sales as separate line items. Because such pricing adjustments do not result from current period sales, we have reflected these separately from revenues on current period sales.

2.
Noncash and nonrecurring costs, which consist of items such as write-offs of equipment or unusual charges, have not been material. They are removed from site production and delivery costs in the calculation of unit net cash costs.

3.	Gold and silver revenues are reflected as credits against site production and delivery costs in the by-product method.

Three Months Ended March 31, 2005
	By-Product	Co-Product Method
(In Thousands)	Method	Copper		Gold		Silver		Total
Revenues, after adjustments shown below	$500,413	$500,413		$250,998		$9,100		$760,511

Site production and delivery, before net
noncash and nonrecurring costs shown
below	193,354 [a]	127,226	[b]	63,814	[b]	2,314	[b]	193,354
Gold and silver credits	(260,098)	-		-		-		-
Treatment charges	71,486	47,037		23,594		855		71,486
Royalty on metals	18,778	12,356		6,197		225		18,778
Unit net cash costs	23,520	186,619		93,605		3,394		283,618
Depreciation and amortization	46,925	30,877		15,487		561		46,925
Noncash and nonrecurring costs, net	524	345		173		6		524
Total unit costs	70,969	217,841		109,265		3,961		331,067
Revenue adjustments, primarily for pricing on prior year open sales	17,151	17,151		-		-		17,151
PT Smelting intercompany profit elimination	(2,576)	(1,695)		(850)		(31)		(2,576)
Gross profit	$444,019	$298,028		$140,883		$5,108		$444,019

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$760,511	$193,354	$46,925
Net noncash and nonrecurring costs per
above	N/A	524	N/A
Less: Treatment charges per above	(71,486)	N/A	N/A
Royalty per above	(18,778)	N/A	N/A
Revenue adjustments, primarily for pricing
on prior year open sales per above	17,151	N/A	N/A
Mining and exploration segment	687,398	193,878	46,925
Smelting and refining segment	272,116	263,577	7,089
Eliminations and other	(156,449)	(92,449)	2,912
As reported in FCX’s consolidated financial
statements	$803,065	$365,006	$56,926

a.
Net of deferred mining costs totaling $32.2 million or 9.8 cents per pound. Upon adoption of EITF Issue No. 04-6, mining costs will no longer be deferred and these amounts are expected to be charged to cost of sales as incurred. See Note 1 of Notes to Consolidated Financial Statements.

b.	Net of deferred mining costs totaling $21.2 million or 6.5 cents per pound for copper, $10.6 million or $17.86 per ounce for gold and $0.4 million or $0.30 per ounce for silver. See Nbte a above.

Three Months Ended March 31, 2004
	By-Product		Co-Product Method
(In Thousands)	Method		Copper		Gold		Silver		Total
Revenues, after adjustments shown below	$144,883		$144,883		$51,195		$3,792		$199,870

Site production and delivery, before net
noncash and nonrecurring costs shown
below	151,175	[a]	109,585	[b]	38,722	[b]	2,868	[b]	151,175
Gold and silver credits	(54,987)		-		-		-		-
Treatment charges	23,986		17,387		6,144		455		23,986
Royalty on metals	4,847		3,514		1,241		92		4,847
Net cash unit costs	125,021		130,486		46,107		3,415		180,008
Depreciation and amortization	17,186		12,458		4,402		326		17,186
Noncash and nonrecurring costs, net	97		70		25		2		97
Total unit costs	142,304		143,014		50,534		3,743		197,291
Revenue adjustments, primarily for pricing
on prior year open sales	16,147		16,147		-		-		16,147
PT Smelting intercompany profit elimination	8,317		6,029		2,130		158		8,317
Gross profit	$27,043		$24,045		$2,791		$207		$27,043

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$199,870	$151,175	$17,186
Net noncash and nonrecurring costs per
above	N/A	97	N/A
Less: Treatment charges per above	(23,986)	N/A	N/A
Royalty per above	(4,847)	N/A	N/A
Revenue adjustments, primarily for pricing
on prior year open sales per above	16,147	N/A	N/A
Mining and exploration segment	187,184	151,272	17,186
Smelting and refining segment	211,217	212,116	7,067
Eliminations and other	(38,216)	(87,776)	1,157
As reported in FCX’s consolidated financial
statements	$360,185	$275,612	$25,410

a.
Net of deferred mining costs totaling $26.2 million or 24.9 cents per pound. Upon adoption of EITF Issue No. 04-6, mining costs will no longer be deferred and these amounts are expected to be charged to cost of sales as incurred. See Note 1 of Notes to Consolidated Financial Statements.

b.	Net of deferred mining costs totaling $19.0 million or 18.0 cents per pound for copper, $6.7 million or $54.21 per ounce for gold and $0.5 million or $0.90 per ounce for silver. See Note a above.

Atlantic Copper Cathode Cash Unit Cost Per Pound Of Copper
Atlantic Copper cathode cash unit cost per pound of copper is a measure intended to provide investors with information about the costs it incurs to produce cathodes at its smelting operations in Spain. We use this measure for the same purpose and for monitoring operating performance at Atlantic Copper’s smelting operations. This information differs from measures of performance determined in accordance with generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance determined in accordance with generally accepted accounting principles. Other smelting companies present this measure, although Atlantic Copper’s measure may not be comparable to similarly titled measures reported by other companies. The reconciliation below presents reported production costs for our smelting and refining segment (Atlantic Copper) and subtracts or adds components of those costs that do not directly relate to the process of converting copper concentrates to cathodes. The adjusted production costs amounts are used to calculate Atlantic Copper’s cathode cash unit cost per pound of copper (in thousands, except per pound amounts):

	Three Months Ended March 31,
	2005	2004
Smelting and refining segment production costs reported in FCX’s consolidated
financial statements	$263,577	$212,116
Less:
Raw material purchase costs	(197,271)	(96,943)
Production costs of wire rod and wire	- [a]	(28,730)
Production costs of anodes sold	(3,435)	(524)
Other	(1,160)	2,033
Credits:
Gold and silver revenues	(31,948)	(52,758)
Acid and other by-product revenues	(7,300)	(5,764)
Production costs used in calculating cathode cash unit cost per pound	$22,463	$29,430

Pounds of cathode produced	131,700	128,800

Cathode cash unit cost per pound	$0.17	$0.23

a.	Atlantic Copper sold its wire rod and wire assets in December 2004.

PT Smelting Cathode Cash Unit Cost Per Pound of Copper
PT Smelting cathode cash unit cost per pound of copper is a measure intended to provide investors with information about the costs it incurs to produce cathodes at its smelting operations in Indonesia. We use this measure for the same purpose and for monitoring operating performance at PT Smelting’s smelting operations. This information differs from measures of performance determined in accordance with generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance determined in accordance with generally accepted accounting principles. Other smelting companies present this measure, although PT Smelting’s measure may not be comparable to similarly titled measures reported by other companies. The calculation below presents PT Smelting’s reported operating costs and subtracts or adds components of those costs that do not directly relate to the process of converting copper concentrates to cathodes. PT Smelting’s operating costs are then reconciled to PT Freeport Indonesia’s equity in PT Smelting earnings (losses) reported in our consolidated financial statements (in thousands, except per pound amounts):

	Three Months Ended March 31,
	2005	2004
Operating costs - PT Smelting (100%)	$18,451	$14,939
Add: Gold and silver refining charges	956	1,160
Less: Acid and other by-product revenues	(3,860)	(2,654)
Production cost of anodes sold	(12)	(9)
Other	(490)	(109)
Production costs used in calculating cathode cash unit cost per pound	$15,045	$13,327

Pounds of cathode produced	143,500	97,000

Cathode cash unit cost per pound	$0.10	$0.14

	Three Months Ended March 31,
	2005	2004
Reconciliation to Amounts Reported
Operating costs per above	$(18,451)	$(14,939)
Other costs	(278,151)	(180,296)
Revenue and other income	307,226	194,042
PT Smelting net income (loss)	10,624	(1,193)

PT Freeport Indonesia’s 25% equity interest	2,656	(298)
Amortization of excess investment cost	(60)	(60)
Equity in PT Smelting earnings (losses) reported in FCX’s consolidated financial
Statements	$2,596	$(358)
CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our expectations regarding future performance. Forward-looking statements are all statements other than historical facts, such as those regarding anticipated sales volumes, ore grades, commodity prices, general and administrative expenses, unit cash costs, operating cash flows, royalty costs, capital expenditures, debt repayments and refinancing, debt maturities, treatment charge rates, depreciation rates, exploration efforts and results, dividend payments, liquidity and other financial commitments. We caution you that these statements are not guarantees of future performance, and our actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include unanticipated mining, milling and other processing problems, accidents that lead to personal injury or property damage, persistent commodity price reductions, changes in political, social or economic circumstances in our area of operations, variances in ore grades, labor relations, adverse weather conditions, the speculative nature of mineral exploration, fluctuations in interest rates and other adverse financial market conditions, and other factors described in more detail under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no significant changes in our market risks since the year ended December 31, 2004. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to FCX (including our consolidated subsidiaries) required to be disclosed in our periodic Securities and Exchange Commission filings.

(b) Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the first quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In October 2003, our Board of Directors approved a new open market share purchase program for up to 20 million shares, which replaced our previous program. The program does not have an expiration date. No shares were purchased during the three-month period ended March 31, 2005, and 16.6 million shares remain available for purchase.

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

Date: May 6, 2005

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

E-1

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

10.7
Settlement Agreement dated December 17, 2004, between Underwriters Subscribing to Certain Policies Reinsuring the Original Policy, Freeport-McMoRan Insurance Company Limited, FM Services Company (FMS) and FCX. Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2004 (the FCX 2004 Form 10-K).

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
E-2
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

10.19	FCX 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.18 to the FCX 2003 Form 10-K.

10.20	Form of Notice of Grant of Nonqualified Stock Options and Limited Rights under the 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.22 to the FCX 2004 Second Quarter Form 10-Q.

10.21	Form of Restricted Stock Unit Agreement under the 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.23 to the FCX 2004 Second Quarter Form 10-Q.

10.22	Form of Performance-Based Restricted Stock Unit Agreement under the 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.24 to the FCX 2004 Second Quarter Form 10-Q.

10.23	FCX 1995 Stock Option Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.14 to the FCX 2003 Form 10-K.

10.24	FCX 2004 Director Compensation Plan. Incorporated by reference to Exhibit 10.25 to the FCX 2004 Second Quarter Form 10-Q.

10.25	FCX Director Compensation. Incorporated by reference to Exhibit 10.25 to the FCX 2004 Form 10-K.

10.26	FCX Supplemental Executive Retirement Plan dated February 26, 2004. Incorporated by reference to Exhibit 10.26 to the FCX 2004 Form 10-K.

10.27	Amended Financial Counseling and Tax Return Preparation and Certification Program of FCX. Incorporated by reference to Exhibit 10.18 to the FCX 2003 First Quarter Form 10-Q.

10.28	FM Services Company Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.19 to the FCX 1998 Form 10-K.
E-3
10.29	Amended FM Services Company Financial Counseling and Tax Return Preparation and Certification Program. Incorporated by reference to Exhibit 10.20 to the FCX 2003 First Quarter Form 10-Q.

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

10.35	Supplemental Agreement between FMS and B. M. Rankin, Jr. dated December 15, 1997. Incorporated by reference to Exhibit 10.25 to the FCX 1997 Form 10-K.

10.36	Supplemental Letter Agreement between FMS and B. M. Rankin, Jr., effective as of January 1, 2005. Incorporated by reference to Exhibit 10.36 to the FCX 2004 Form 10-K.

10.37	Letter Agreement effective as of January 7, 1997, between Senator J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.31 to the FCX 2001 Form 10-K.

10.38
Supplemental Letter Agreement dated July 14, 2003, between J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2003.

10.39	Supplemental Consulting Agreement between FMS and J. Bennett Johnston, Jr., effective as of January 1, 2005. Incorporated by reference to Exhibit 10.1 to the FCX December 30, 2004 Form 8-K.

10.40	Supplemental Letter Agreement between FMS and J. Bennett Johnston, Jr., dated January 18, 2005. Incorporated by reference to Exhibit 10.40 to the FCX 2004 Form 10-K.

10.41	Letter Agreement dated November 1, 1999, between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.33 to the FCX 1999 Form 10-K.

10.42	Supplemental Letter Agreement, between FMS and Gabrielle K. McDonald., effective as of January 1, 2005. Incorporated by reference to Exhibit 10.3 to the FCX December 30, 2004 Form 8-K.

10.43	Executive Employment Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.35 to the FCX 2001 Second Quarter Form 10-Q.

10.44	Executive Employment Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.36 to the FCX 2001 Second Quarter Form 10-Q.

10.45	Change of Control Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.37 to the FCX 2001 Second Quarter Form 10-Q.
E-4
10.46	Change of Control Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.38 to the FCX 2001 Second Quarter Form 10-Q.

10.47	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.36 to the FCX 2003 Form 10-K.

10.48	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.37 to the FCX 2003 Form 10-K.

10.49	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.38 to the FCX 2003 Form 10-K.

10.50	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.39 to the FCX 2003 Form 10-K.

10.51	Change of Control Agreement dated February 3, 2004, between FCX and Michael J. Arnold. Incorporated by reference to Exhibit 10.40 to the FCX 2003 Form 10-K.

10.52	Change of Control Agreement dated February 3, 2004, between FCX and Mark J. Johnson. Incorporated by reference to Exhibit 10.41 to the FCX 2003 Form 10-K.

10.53	Change of Control Agreement dated February 3, 2004, between FCX and Kathleen L. Quirk. Incorporated by reference to Exhibit 10.42 to the FCX 2003 Form 10-K.

15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d - 14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d - 14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.

E-5