Form 10-Q
period 2005-06-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2005-08-03
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

On June 30, 2005, there were issued and outstanding 177,342,552 shares of the registrant’s Class B Common Stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

FREEPORT-McMoRan COPPER & GOLD INC.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2005	2004
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$585,434	$551,450
Restricted cash	500	500
Accounts receivable	302,184	435,062
Inventories	435,248	466,712
Prepaid expenses and other	9,975	6,223
Total current assets	1,333,341	1,459,947
Property, plant, equipment and development costs, net	3,146,065	3,199,292
Deferred mining costs	273,225	220,415
Other assets	152,697	159,539
Investment in PT Smelting	52,936	47,802
Total assets	$4,958,264	$5,086,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$346,862	$386,590
Current portion of long-term debt and short-term borrowings	193,706	78,214
Accrued income taxes	110,165	92,346
Rio Tinto share of joint venture cash flows	59,890	60,224
Unearned customer receipts	52,981	33,021
Accrued interest payable	46,981	47,167
Total current liabilities	810,585	697,562
Long-term debt, less current portion:
Senior notes	900,386	911,336
Convertible senior notes	575,000	575,000
Equipment and other loans	61,303	67,624
Atlantic Copper debt	39,210	4,426
Redeemable preferred stock	12,501	179,880
PT Puncakjaya Power bank debt	-	135,426
Total long-term debt, less current portion	1,588,400	1,873,692
Accrued postretirement benefits and other liabilities	203,949	200,228
Deferred income taxes	938,210	932,416
Minority interests	196,134	219,448
Stockholders' equity:
Convertible perpetual preferred stock	1,100,000	1,100,000
Class B common stock	28,621	28,496
Capital in excess of par value of common stock	1,886,486	1,852,816
Retained earnings	730,528	604,680
Accumulated other comprehensive income	9,588	11,342
Common stock held in treasury	(2,534,237)	(2,433,685)
Total stockholders’ equity	1,220,986	1,163,649
Total liabilities and stockholders’ equity	$4,958,264	$5,086,995

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In Thousands, Except Per Share Amounts)
Revenues	$902,909	$486,334	$1,705,974	$846,519
Cost of sales:
Production and delivery	390,586	371,679	755,592	647,291
Depreciation and amortization	54,159	42,590	111,085	68,000
Total cost of sales	444,745	414,269	866,677	715,291
Exploration expenses	2,342	2,787	4,262	5,014
General and administrative expenses	25,379	22,576	46,993	38,136
Total costs and expenses	472,466	439,632	917,932	758,441
Operating income	430,443	46,702	788,042	88,078
Equity in PT Smelting earnings (losses)	2,562	(2,548)	5,158	(2,906)
Interest expense, net	(35,292)	(39,339)	(72,840)	(72,729)
Gains (losses) on early extinguishment and
conversion of debt	-	643	37	(14,000)
Other income (expense), net	8,143	(368)	16,095	3,174
Income before income taxes and minority
interests	405,856	5,090	736,492	1,617
Provision for income taxes	(188,684)	(38,210)	(352,712)	(56,551)
Minority interests in net income of
consolidated subsidiaries	(26,800)	(5,118)	(47,888)	(2,687)
Net income (loss)	190,372	(38,238)	335,892	(57,621)
Preferred dividends	(15,125)	(15,073)	(30,250)	(15,241)
Net income (loss) applicable to common stock	$175,247	$(53,311)	$305,642	$(72,862)

Net income (loss) per share of common stock:
Basic	$0.98	$(0.30)	$1.71	$(0.39)
Diluted	$0.91	$(0.30)	$1.62	$(0.39)
Average common shares outstanding:
Basic	178,324	175,202	178,822	186,570
Diluted	219,990	175,202	220,516	186,570

Dividends paid per share of common stock	$0.25	$0.20	$1.00	$0.40

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In Thousands)
Cash flow from operating activities:
Net income (loss)	$335,892	$(57,621)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	111,085	68,000
(Gains) losses on early extinguishment and conversion of debt	(37)	14,000
Deferred income taxes	5,327	69,564
Equity in PT Smelting (earnings) losses	(5,158)	2,906
Minority interests' share of net income	47,888	2,687
Increase in deferred mining costs	(52,810)	(57,707)
Amortization of deferred financing costs	4,010	4,460
Currency translation gains	(6,252)	(1,847)
Elimination of profit on PT Freeport Indonesia sales to
PT Smelting	25	1,956
Provision for inventory obsolescence	3,000	4,025
Other	14,937	5,986
(Increases) decreases in working capital:
Accounts receivable	123,278	(47,949)
Inventories	25,155	(33,007)
Prepaid expenses and other	(2,406)	(63,766)
Accounts payable and accrued liabilities	(8,100)	(28,286)
Rio Tinto share of joint venture cash flows	(334)	(30,484)
Accrued income taxes	25,011	(41,868)
(Increase) decrease in working capital	162,604	(245,360)
Net cash provided by (used in) operating activities	620,511	(188,951)
Cash flow from investing activities:
PT Freeport Indonesia capital expenditures	(53,428)	(59,583)
Atlantic Copper capital expenditures	(5,863)	(15,257)
Proceeds from insurance settlement	2,016	-
Investment in PT Smelting and other	131	(1,219)
Sale of restricted investments	-	19,346
Decrease in Atlantic Copper restricted cash	-	11,000
Net cash used in investing activities	(57,144)	(45,713)
Cash flow from financing activities:
Net proceeds from sale of senior notes	-	344,354
Proceeds from other debt	65,647	57,708
Repayments of debt	(235,249)	(337,184)
Redemption of preferred stock	(215)	(1,110)
Net proceeds from sale of convertible perpetual preferred stock	-	1,067,000
Purchase of FCX common shares from Rio Tinto	-	(881,868)
Purchases of FCX common shares	(80,227)	(99,477)
Cash dividends paid:
Common stock	(179,658)	(74,655)
Preferred stock	(30,251)	(5,219)
Minority interests	(71,425)	(929)
Net proceeds from exercised stock options	2,016	4,030
Bank credit facilities fees and other	(21)	(1,886)
Net cash (used in) provided by financing activities	(529,383)	70,764
Net increase (decrease) in cash and cash equivalents	33,984	(163,900)
Cash and cash equivalents at beginning of year	551,450	463,652
Cash and cash equivalents at end of period	$585,434	$299,752

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NEW ACCOUNTING STANDARDS
Deferred Mining Costs. In the mining industry, the costs of removing overburden and waste material to access mineral deposits are referred to as “stripping costs.” Currently, Freeport-McMoRan Copper & Gold Inc. (FCX) applies the deferred mining cost method in accounting for its post-production stripping costs, which FCX refers to as overburden removal costs. The deferred mining cost method is used by some companies in the metals mining industry; however, industry practice varies. The deferred mining cost method matches the cost of production with the sale of the related metal from the open pit by assigning each metric ton of ore removed an equivalent amount of overburden tonnage, thereby averaging overburden removal costs over the life of the mine. The mining cost capitalized in inventory and the amounts charged to cost of goods sold do not represent the actual costs incurred to mine the ore in any given period. The application of the deferred mining cost method has resulted in an asset on FCX’s balance sheets (“Deferred Mining Costs”) totaling $273.2 million at June 30, 2005, and $220.4 million at December 31, 2004. For further information, see Note 1 in FCX’s 2004 Annual Report on Form 10-K.

In March 2005, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” which requires that stripping costs be considered costs of the extracted minerals and recognized as a component of inventory to be recognized in cost of sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance in EITF Issue No. 04-6 is effective for financial statements issued for fiscal years beginning after December 15, 2005, with early adoption permitted. Companies may apply this guidance either by recognition of a cumulative effect adjustment to beginning retained earnings in the period of adoption or by restating prior period financial statements. FCX expects to adopt the guidance on January 1, 2006, with the most significant impacts of adoption being the deferred mining costs asset on FCX’s balance sheet on that date will be charged, net of taxes and minority interest share, as a cumulative effect adjustment to beginning retained earnings and future stripping costs will effectively be charged to cost of sales as incurred. Adoption of the new guidance will have no impact on FCX’s cash flows. The pro forma impact of applying EITF Issue No. 04-6 to the periods reported in this quarterly report on Form 10-Q would be to reduce net income by $12.1 million or $0.06 per diluted share for the second quarter of 2005 and $28.1 million or $0.13 per diluted share for the 2005 six-month period, and to increase net losses by $12.8 million or $0.07 per share for the second quarter of 2004 and $28.0 million or $0.15 per share for the 2004 six-month period.

Stock-Based Payments. Refer to Note 1 in FCX’s 2004 Annual Report on Form 10-K for FCX’s accounting for share-based payments, including stock options. Through June 30, 2005, FCX has accounted for grants of employee stock options under the recognition principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation costs for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. If FCX had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which requires stock-based compensation to be recognized based on the use of a fair value method, FCX’s net income would have been reduced by $3.4 million, $0.02 per diluted share, for the second quarter of 2005 and $6.3 million, $0.06 per diluted share, for the first six months of 2005. In 2004, FCX’s net loss would have been increased by $1.1 million, $0.01 per diluted share, for the second quarter of 2004 and $2.2 million, $0.01 per diluted share, for the first six months of 2004.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R’s effective date is interim periods beginning after June 15, 2005. However, in April 2005 the Securities and Exchange Commission provided for a deferral of the effective date to fiscal periods beginning after June 15, 2005. FCX is still reviewing the provisions of SFAS No. 123R and has not yet determined if it will adopt SFAS No. 123R before January 1, 2006. Based on currently outstanding employee stock options, FCX estimates the pro forma charge to earnings before taxes and minority interest sharing for the full year 2005 would total approximately $22 million, and the pro forma reduction in net income would be approximately $13 million, $0.07 per share using average basic shares outstanding for the second quarter of 2005.

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
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) before preferred dividends	$190,372	$(38,238)	$335,892	$(57,621)
Preferred dividends	(15,125)	(15,073)	(30,250)	(15,241)
Net income (loss) applicable to common stock	175,247	(53,311)	305,642	(72,862)
Plus income impact of assumed conversion of:
5½% Convertible Perpetual Preferred Stock	15,125	-	30,250	-
7% Convertible Senior Notes	10,287	-	20,609	-
Diluted net income (loss) applicable to common stock	$200,659	$(53,311)	$356,501	$(72,862)

Weighted average common shares outstanding	178,324	175,202	178,822	186,570
Add: Shares issuable upon conversion of:
5½% Convertible Perpetual Preferred Stock	21,152	-	21,034	-
7% Convertible Senior Notes	18,625	-	18,625	-
Dilutive stock options	1,408	-	1,555	-
Restricted stock	481	-	480	-
Weighted average common shares outstanding for
purposes of calculating diluted net income (loss)
per share	219,990	175,202	220,516	186,570

Diluted net income (loss) per share of common stock	$0.91	$(0.30)	$1.62	$(0.39)

Stock options representing 2.7 million shares in the second quarter of 2004 and 3.0 million shares in the 2004 six-month period and unvested restricted stock representing 0.5 million shares in the second quarter of 2004 and 0.4 million shares in the 2004 six-month period that otherwise would have been included in the 2004 periods’ earnings per share calculations were excluded because of the net loss reported for the periods.

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

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004		2005	2004
Weighted average outstanding options	5,463	2,346		2,732	-
Weighted average exercise price	$36.98	$36.13		$36.98	-

Dividends on 5½% Convertible Perpetual Preferred Stock	-	$15,125		-	$15,293	[a]
Weighted average shares issuable upon conversion	-	20,682		-	10,563	[a]

Interest on 7% Convertible Senior Notes	-	$10,357	[b]	-	$20,715	[b]
Weighted average shares issuable upon conversion	-	18,625		-	18,625

Interest on 8¼% Convertible Senior Notes	N/A	$1,399	[b]	N/A	$3,363	[b]
Weighted average shares issuable upon conversion	N/A	4,653		N/A	5,464

a.	FCX’s 5½% Convertible Perpetual Preferred Stock was issued on March 30, 2004.
b.	Amounts are net of the effective United States federal alternative minimum tax rate of two percent.

Stock-Based Compensation Plans. As of June 30, 2005, FCX has four stock-based employee compensation plans and two stock-based director compensation plans, which are more fully described in Note 7 of FCX’s 2004 Annual Report on Form 10-K. FCX accounts for options granted under all of its plans using the recognition and measurement principles of APB Opinion No. 25 and related interpretations, which require compensation cost for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. Because all the plans require that the option exercise price be at least the market price on the date of grant, FCX recognizes no compensation expense on the grant or exercise of its employees’ options. The following table illustrates the effect on net income and earnings per share if FCX had applied the fair value recognition provisions of SFAS No. 123 which requires compensation cost for all stock-based employee compensation plans to be recognized based on a fair value method (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) applicable to common stock, as reported	$175,247	$(53,311)	$305,642	$(72,862)
Add: Stock-based employee compensation expense
included in reported net income (loss) for stock option
conversions, stock appreciation rights (SARs) and
restricted stock units, net of taxes and minority interests	1,898	(16)	4,457	374
Deduct: Total stock-based employee compensation
expense determined under fair value-based method for
all awards, net of taxes and minority interests	(5,339)	(1,041)	(10,754)	(2,583)
Pro forma net income (loss) applicable to common stock	$171,806	$(54,368)	$299,345	$(75,071)

Earnings (loss) per share:
Basic - as reported	$0.98	$(0.30)	$1.71	$(0.39)
Basic - pro forma	$0.96	$(0.31)	$1.67	$(0.40)

Diluted - as reported	$0.91	$(0.30)	$1.62	$(0.39)
Diluted - pro forma	$0.89	$(0.31)	$1.56	$(0.40)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Fair value per stock option	$12.90	$13.73	$13.97	$15.00
Risk-free interest rate	3.7%	4.3%	3.9%	3.7%
Expected volatility rate	45%	48%	46%	49%
Expected life of options (in years)	6	6	6	6
Assumed annual dividend	$1.00	$0.80	$1.00	$0.80

See Note 1 above and Note 1 in FCX’s Annual Report on Form 10-K for a discussion of the requirements of SFAS No. 123R.

3.	BUSINESS SEGMENTS
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

	Mining and Exploration		Smelting and Refining	Eliminations and Other	FCX Total
	(In Thousands)
Three months ended June 30, 2005:
Revenues	$678,386	[a]	$331,897	$(107,374)	$902,909
Production and delivery	223,355		321,909	(154,678)[b]	390,586
Depreciation and amortization	44,217		7,141	2,801	54,159
Exploration expenses	2,272		-	70	2,342
General and administrative expenses	18,425	[c]	2,901	4,053 [c]	25,379
Operating income (loss)	$390,117		$(54)	$40,380	$430,443
Equity in PT Smelting earnings	$-		$2,562	$-	$2,562
Interest expense, net	$5,897		$4,387	$25,008	$35,292
Provision for income taxes	$138,007		$-	$50,677	$188,684
Capital expenditures	$29,939		$3,139	$(33)	$33,045
Total assets	$3,870,969	[d]	$717,707 [e]	$369,588	$4,958,264

Three months ended June 30, 2004:
Revenues	$330,841	[a]	$171,736	$(16,243)	$486,334
Production and delivery	175,243		201,542	(5,106)[b]	371,679
Depreciation and amortization	33,417		7,028	2,145	42,590
Exploration expenses	2,679		-	108	2,787
General and administrative expenses	16,339	[c]	3,114	3,123 [c]	22,576
Operating income (loss)	$103,163		$(39,948)	$(16,513)	$46,702
Equity in PT Smelting losses	$-		$2,548	$-	$2,548
Interest expense, net	$5,494		$2,919	$30,926	$39,339
Provision for income taxes	$37,522		$-	$688	$38,210
Capital expenditures	$34,002		$6,491	$6	$40,499
Total assets	$3,561,840	[d]	$681,039 [e]	$482,635	$4,725,514

Six months ended June 30, 2005:
Revenues	$1,365,784	[a]	$604,013	$(263,823)	$1,705,974
Production and delivery	417,233		585,486	(247,127)	755,592
Depreciation and amortization	91,142		14,230	5,713	111,085
Exploration expenses	4,164		-	98	4,262
General and administrative expenses	51,607	[c]	5,905	(10,519)[c]	46,993
Operating income (loss)	$801,638		$(1,608)	$(11,988)	$788,042
Equity in PT Smelting earnings	$-		$5,158	$-	$5,158
Interest expense, net	$11,624		$8,192	$53,024	$72,840
Provision for income taxes	$283,326		$-	$69,386	$352,712
Capital expenditures	$53,508		$5,863	$(80)	$59,291

Six months ended June 30, 2004:
Revenues	$518,025	[a]	$382,953	$(54,459)	$846,519
Production and delivery	326,515		413,658	(92,882)[b]	647,291
Depreciation and amortization	50,603		14,095	3,302	68,000
Exploration expenses	4,868		-	146	5,014
General and administrative expenses	93,351	[c]	6,096	(61,311)[c]	38,136
Operating income (loss)	$42,688		$(50,896)	$96,286	$88,078
Equity in PT Smelting losses	$-		$2,906	$-	$2,906
Interest expense, net	$11,213		$6,771	$54,745	$72,729
Provision for income taxes	$17,943		$-	$38,608	$56,551
Capital expenditures	$59,703		$15,257	$(120)	$74,840

a.
Includes PT Freeport Indonesia’s sales to PT Smelting totaling $194.9 million in the 2005 quarter, $166.2 million in the 2004 quarter, $429.0 million in the 2005 six-month period and $293.2 million in the 2004 six-month period.

b.
Includes deferral (recognition) of intercompany profits on 25 percent of PT Freeport Indonesia’s sales to PT Smelting, for which the final sale to third parties must occur for profit recognition, totaling $(2.6) million in the 2005 quarter, $10.3 million in the 2004 quarter and $2.0 million in the 2004 six-month period.

c.
Includes charges to the mining and exploration segment for FCX stock option exercises which are eliminated in consolidation totaling $0.7 million in the 2005 quarter, $2.2 million in the 2004 quarter, $17.4 million in the 2005 six-month period and $66.8 million in the 2004 six-month period.

d.	Includes PT Freeport Indonesia’s trade receivables with PT Smelting totaling $71.9 million at June 30, 2005, and $71.8 million at June 30, 2004.
e.	Includes PT Freeport Indonesia’s equity investment in PT Smelting totaling $52.9 million at June 30, 2005, and $54.4 million at June 30, 2004.

4.	INVENTORIES
The components of inventories follow (in thousands):

		June 30,	December 31,
		2005	2004
PT Freeport Indonesia:	Concentrates - Average cost	$9,501	$11,830
Atlantic Copper:	Concentrates - First in, first out (FIFO)	70,442	148,246
	Work in process - FIFO	120,337	86,710
	Finished goods - FIFO	1,051	6,479
Total product inventories		201,331	253,265
Total materials and supplies, net		233,917	213,447
Total inventories		$435,248	$466,712

The average cost method was used to determine the cost of essentially all materials and supplies inventory. Materials and supplies inventory is net of obsolescence reserves totaling $17.1 million at June 30, 2005 and December 31, 2004.

5.	EMPLOYEE BENEFITS
The components of net periodic pension benefit cost for the three months ended June 30, 2005 and 2004 follow (in thousands):

	FCX		PT Freeport Indonesia		Atlantic Copper
	2005	2004	2005	2004	2005	2004
Service cost	$165	$213	$900	$821	$-	$-
Interest cost	596	610	940	824	1,239	1,248
Expected return on plan assets	(234)	253	(353)	(448)	-	-
Amortization of prior service cost	1,019	944	225	237	-	-
Amortization of net actuarial loss	-	-	178	70	231	219
Net periodic benefit cost	$1,546	$2,020	$1,890	$1,504	$1,470	$1,467

The components of net periodic pension benefit cost for the six months ended June 30, 2005 and 2004 follow (in thousands):

	FCX		PT Freeport Indonesia		Atlantic Copper
	2005	2004	2005	2004	2005	2004
Service cost	$344	$284	$1,831	$1,702	$-	$-
Interest cost	1,114	993	1,912	1,707	2,528	2,543
Expected return on plan assets	(256)	(69)	(718)	(928)	-	-
Amortization of prior service cost	1,963	1,888	457	491	-	-
Amortization of net actuarial loss	-	-	362	146	472	449
Net periodic benefit cost	$3,165	$3,096	$3,844	$3,118	$3,000	$2,992

6.	INTEREST COST
Interest expense excludes capitalized interest of $1.0 million in the second quarter of 2005, $0.7 million in the second quarter of 2004, $1.9 million in the first six months of 2005 and $1.1 million in the first six months of 2004.

7.	COMPREHENSIVE INCOME
A summary of FCX’s comprehensive income is shown below (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$190,372	$(38,238)	$335,892	$(57,621)
Other comprehensive income (loss):
Change in unrealized derivatives’ fair value, net of taxes
of $0.8 million for the three months ended
June 30, 2005, $1.0 million for the six months ended
June 30, 2005 and $0.1 million for the 2004 periods	(1,047)	32	(1,345)	(114)
Reclass to earnings, net of taxes of $0.1 million
for the 2005 periods and none for the 2004 periods	(192)	476	(95)	982
Total comprehensive income (loss)	$189,133	$(37,730)	$334,452	$(56,753)

8.	RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first six months of 2005 and 2004 was 10.7 to 1 and 1.0 to 1, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware Corporation) and subsidiaries as of June 30, 2005 and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with United States generally accepted accounting principles.

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
July 25, 2005

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In management’s discussion and analysis, “we,”“us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries. References to “aggregate” amounts mean the total of our share and Rio Tinto plc’s share as our joint venture partner. You should read this discussion in conjunction with our financial statements, the related discussion and analysis of financial condition and results of operations and the discussion of our “Business and Properties” in our Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission. The results of operations reported and summarized below are not necessarily indicative of future operating results.

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

Outlook
Annual sales are expected to approximate 1.47 billion pounds of copper and 2.8 million ounces of gold in 2005, increases of nearly 50 percent for copper and nearly 100 percent for gold compared with 2004. Using estimated sales volumes for the remainder of 2005 and assuming prices of $1.40 per pound of copper and $420 per ounce of gold for the remainder of 2005, FCX estimates that it would generate operating cash flows in excess of $1.2 billion in 2005, with over $600 million in the second half of the year. Each $0.10 per pound change in copper prices in the balance of the year would affect 2005 cash flows by approximately $40 million and each $25 per ounce change in gold prices would affect cash flows by approximately $20 million.

PT Freeport Indonesia’s share of sales for 2006 are estimated to approximate 1.4 billion pounds of copper and 1.9 million ounces of gold. Average annual sales volumes over the next five years (2005 to 2009) are expected to approximate 1.35 billion pounds of copper and 2.2 million ounces of gold. Annual and quarterly sales volumes may vary from these estimates depending on the areas being mined within the Grasberg open pit. Based on these estimates of average annual sales volumes over the next five years and copper prices of approximately $1.40 per pound and gold prices of approximately $420 per ounce, the impact on our annual cash flow for each $0.10 per pound change in copper prices would approximate $69 million, including the effects of price changes on related royalty costs, and for each $25 per ounce change in gold prices would approximate $28 million.

Copper and Gold Markets
As shown in the graphs below, world metal prices for copper have fluctuated during the period from 1992 through July 2005 from a low of approximately $0.60 per pound in 2001 to a high of $1.71 per pound on July 29, 2005, and world gold prices have fluctuated during the period from 1998 through July 2005 from a low of approximately $250 per ounce in 1999 to a high of approximately $456 per ounce in 2004. Copper and gold prices are affected by numerous factors beyond our control as described further in our Form 10-K for the year ended December 31, 2004.

* Excludes Shanghai stocks, producer, consumer and merchant stocks.

The graph above presents London Metal Exchange (LME) copper prices and reported stocks of copper at the LME and New York Commodity Exchange (COMEX) through July 31, 2005. Market fundamentals for copper continued to be very positive in the first half of 2005. LME and COMEX inventories are at very low levels of less than 50,000 metric tons. Copper prices averaged $1.54 per pound in the second quarter of 2005, with prices ranging from $1.41 per pound to $1.66 per pound. The LME spot copper price closed at $1.71 per pound on July 29, 2005. As a result of continued low inventory levels, expectations of continued strong demand and limited supplies, the outlook for copper markets in 2005 is positive. Global demand in the first half of 2005 remained sufficiently strong to absorb increasing global production volumes. Most market analysts expect copper supplies to increase in the second half of 2005 as smelter capacity is projected to increase, and many project lower than current prices during the second half of 2005. Future copper prices will be determined by demand from China, economic performance in the United States (U.S.) and other industrialized countries, the timing of the development of new supplies of copper, production levels of mines and copper smelters and other factors. We consider the underlying supply and demand conditions in the global copper markets to be positive for our company.

Gold prices continue to be supported by a weak U.S. dollar, ongoing geopolitical tensions, growing investment demand for gold and actions by gold producers to reduce hedge positions. Gold prices averaged $427 per ounce in the second quarter of 2005, with prices ranging from $414 per ounce to $443 per ounce. The London gold price closed at approximately $429 per ounce on July 29, 2005.

CONSOLIDATED RESULTS

Summary comparative results for the second-quarter and six-month periods follow (in millions, except per share amounts):

	Second Quarter		Six Months
	2005	2004	2005	2004
Revenues	$902.9	$486.3	$1,706.0	$846.5
Operating income	430.4	46.7	788.0	88.1
Net income (loss) applicable to common stock	175.2	(53.3)	305.6	(72.9)
Diluted net income (loss) per share of common stock	0.91	(0.30)	1.62	(0.39)

Consolidated revenues include PT Freeport Indonesia’s sale of copper concentrates, which also contain significant quantities of gold and silver, and the sale by Atlantic Copper of copper anodes, copper cathodes, and gold in anodes and slimes. Consolidated revenues for the second quarter of 2005 and the first six months of 2005 were significantly higher than consolidated revenues for the 2004 periods, primarily reflecting substantially higher copper and gold sales volumes and prices than the 2004 periods. Second-quarter and six-month 2004 results were adversely affected by lower ore grades and reduced mill throughput as PT Freeport Indonesia completed its efforts to restore safe access to the higher-grade ore areas in its Grasberg open-pit mine following the fourth-quarter 2003 slippage and debris flow events. In addition, Atlantic Copper’s scheduled major maintenance turnaround adversely affected its 2004 revenues.

At June 30, 2005, we had consolidated embedded derivatives on copper sales totaling 272.5 million pounds recorded at an average price of $1.54 per pound. We expect final prices on these sales over the next several months. We estimate that a two-cent change in the average price used for these embedded derivatives and realized prices for these sales would have an approximate $5.5 million impact on our 2005 consolidated revenues and an approximate $3 million impact on our 2005 consolidated net income.

Second-quarter 2005 consolidated revenues included net additions of $12.6 million ($6.7 million to net income or $0.03 per share) primarily for final pricing of concentrates sold in prior quarters, compared with a net decrease of $5.6 million ($2.9 million to net income or $0.02 per share) to second-quarter 2004 revenues. Six-month 2005 consolidated revenues included net additions of $8.7 million ($4.6 million to net income or $0.02 per share) compared with $7.2 million ($3.7 million to net income or $0.02 per share), primarily for final pricing of concentrates sold in prior years.

Consolidated revenues and net income vary significantly with fluctuations in the market prices of copper and gold and other factors. Based on PT Freeport Indonesia’s projected share of copper sales for the remainder of 2005 (830 million pounds) and assuming an average price of $1.40 per pound of copper, each $0.01 per pound change in the average price realized in the balance of the year would have an approximate $8 million impact on our annual revenues and an approximate $4 million impact on our annual net income. A $5 per ounce change in the average price realized in the balance of the year on PT Freeport Indonesia’s projected share of gold sales for the remainder of 2005 (1.6 million ounces) would have an approximate $8 million impact on our annual revenues and an approximate $4 million impact on our annual net income.

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

Consolidated production and delivery costs were higher for the 2005 periods than the 2004 periods primarily because of higher production costs at PT Freeport Indonesia and higher costs of concentrate purchases at Atlantic Copper caused by increased production volumes and higher metals prices. Consolidated depreciation and amortization expense increased to $54.2 million in the second quarter of 2005 and $111.1 million in the first six months of 2005, compared with $42.6 million in the second quarter of 2004 and $68.0 million in the first six months of 2004, primarily because of higher copper sales volumes at PT Freeport Indonesia during the 2005 periods. Exploration expenses decreased to $2.3 million in the second quarter of 2005 and $4.3 million in the first six months of 2005 from $2.8 million in the second quarter of 2004 and $5.0 million in the first six months of 2004 (see “Mining and Exploration - Exploration Activities”). Consolidated general and administrative expenses increased to $25.4 million in the second quarter of 2005 and $47.0 million in the first six months of 2005 from $22.6 million in the second quarter of 2004 and $38.1 million in the first six months of 2004 (see “Other Financial Results”).

Net interest expense decreased to $35.3 million in the second quarter of 2005 from $39.3 million in the second quarter of 2004 primarily because we reduced average debt levels. Losses on early extinguishment and conversion of debt totaled $14.0 million ($13.7 million to net income or $0.07 per share) for the first six months of 2004 resulting primarily from the early conversions of our 8¼% Convertible Senior Notes (see “Capital Resources and Liquidity - Financing Activities”).

Other income (expense) includes the impact of translating into U.S. dollars Atlantic Copper’s net euro-denominated liabilities, primarily its retiree pension obligations. Changes in the U.S. dollar/euro exchange rate require us to adjust the dollar value of our net euro-denominated liabilities and record the adjustment in earnings. The exchange rate was $1.36 per euro at December 31, 2004, $1.30 per euro at March 31, 2005 and $1.21 per euro at June 30, 2005. Exchange rate effects on our net income from euro-denominated liabilities were gains (losses) of $3.4 million in the second quarter of 2005, $(0.2) million in the second quarter of 2004, $6.3 million in the first six months of 2005 and $1.8 million in the first six months of 2004. Other income also included interest income of $3.3 million in the second quarter of 2005, $1.8 million in the second quarter of 2004, $7.0 million in the first six months of 2005 and $3.2 million in the first six months of 2004.

PT Freeport Indonesia’s Contract of Work provides for a 35 percent corporate income tax rate. PT Indocopper Investama pays a 30 percent corporate income tax on dividends it receives from its 9.36 percent ownership in PT Freeport Indonesia. In addition, the tax treaty between Indonesia and the U.S. provides for a withholding tax rate of 10 percent on dividends and interest that PT Freeport Indonesia and PT Indocopper Investama pay to their parent company, FCX. Prior to 2005, we also incurred a U.S. alternative minimum tax at an effective rate of two percent based primarily on consolidated income, net of smelting and refining results. As a result of the enactment of the American Jobs Creation Act of 2004, the 90 percent limitation on the use of foreign tax credits to offset the U.S. federal alternative minimum tax liability has been repealed effective January 1, 2005. Based on current projections, we expect that the removal of this limitation will reduce our U.S. federal taxes beginning in 2005. In 2004, our U.S. federal alternative minimum tax liability totaled $8.2 million. We currently record no income taxes at Atlantic Copper, which is subject to taxation in Spain, because it has not generated significant taxable income in recent years and has substantial tax loss carryforwards for which we have provided no financial statement benefit. We receive no consolidated tax benefit from these losses because they cannot be used to offset PT Freeport Indonesia’s profits in Indonesia.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Mining and exploration segment operating income[a]	$390,780	$105,399	$819,087	$109,531
Mining and exploration segment interest expense, net	(5,897)	(5,494)	(11,624)	(11,213)
Intercompany operating profit (deferred) recognized	48,350	(9,561)	(15,220)	38,619
Income before taxes	433,233	90,344	792,243	136,937
Indonesian corporate income tax rate (35%) plus U.S.
alternative minimum tax rate (2%) for 2004	35%	37%	35%	37%
Corporate income taxes	151,632	33,427	277,285	50,667

Approximate PT Freeport Indonesia net income	281,601	56,917	514,958	86,270
Withholding tax on FCX’s equity share	9.064%	9.064%	9.064%	9.064%
Withholding taxes	25,524	5,159	46,676	7,820

PT Indocopper Investama corporate income tax	6,957	-	21,081	-
Other, net	4,571	(376)	7,670	(1,936)
FCX consolidated provision for income taxes	$188,684	$38,210	$352,712	$56,551

FCX consolidated effective tax rate	46%	b	48%	b

a.
Excludes charges for FCX stock option exercises, which are eliminated in consolidation, totaling $0.7 million for the 2005 quarter, $2.2 million for the 2004 quarter, $17.4 million for the 2005 six-month period and $66.8 million for the 2004 six-month period.

b.	Rates are not meaningful given the small amounts of consolidated income before taxes and minority interests for the 2004 periods.

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

	Second Quarter		Six Months
	2005	2004	2005	2004
Mining and exploration[a]	$390.1	$103.2	$801.6	$42.7
Smelting and refining	(0.1)	(40.0)	(1.6)	(50.9)
Intercompany eliminations and other[a,b]	40.4	(16.5)	(12.0)	96.3
FCX operating income	$430.4	$46.7	$788.0	$88.1

a.
Includes charges to the mining and exploration segment for FCX stock option exercises, which are eliminated in consolidation, totaling $0.7 million in the 2005 quarter, $2.2 million in the 2004 quarter, $17.4 million for the 2005 six-month period and $66.8 million for the 2004 six-month period.

b.
We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until their sales of final products to third parties. Changes in the amount of these deferred profits impacted operating income by $48.3 million in the second quarter of 2005, $(9.6) million in the second quarter of 2004, $(15.2) million in the first six months of 2005 and $38.6 million in the first six months of 2004. Our consolidated earnings can fluctuate materially depending on the timing and prices of these sales. At June 30, 2005, our deferred profits to be recognized in future periods’ operating income totaled $96.1 million, $50.5 million to net income, after taxes and minority interest sharing.

MINING AND EXPLORATION

PT Freeport Indonesia Operating Results

	Second Quarter		Six Months
	2005	2004	2005	2004
PT Freeport Indonesia Operating Data, Net of Rio Tinto’s Interest
Copper (recoverable)
Production (000s of pounds)	302,300	209,300	637,900	316,400
Production (metric tons)	137,100	94,900	289,300	143,500
Sales (000s of pounds)	313,700	205,100	641,800	310,500
Sales (metric tons)	142,300	93,000	291,100	140,800
Average realized price per pound	$1.53	$1.22	$1.54	$1.24
Gold (recoverable ounces)
Production	591,300	364,900	1,200,700	490,200
Sales	616,400	351,100	1,211,700	474,900
Average realized price per ounce	$428.23	$389.97	$427.54	$393.80

PT Freeport Indonesia, 100% Aggregate Operating Data
Ore milled (metric tons per day)	211,800	164,200	205,600	158,000
Average ore grade
Copper (percent)	.98	.82	1.06	.67
Gold (grams per metric ton)	1.43	.95	1.52	.69
Recovery rates (percent)
Copper	87.4	88.2	88.5	86.6
Gold	83.8	84.6	83.3	81.5
Copper (recoverable)
Production (000s of pounds)	349,200	229,000	739,500	347,900
Production (metric tons)	158,400	103,900	335,400	157,800
Sales (000s of pounds)	362,500	224,100	743,900	340,900
Sales (metric tons)	164,400	101,600	337,400	154,600
Gold (recoverable ounces)
Production	727,400	383,600	1,491,300	514,900
Sales	758,600	369,600	1,501,800	499,700

Mill throughput, which varies depending on ore types being processed, averaged 211,800 metric tons of ore per day in the second quarter of 2005, 164,200 metric tons of ore in the second quarter of 2004, 205,600 metric tons of ore in the first six months of 2005 and 158,000 metric tons of ore in the first six months of 2004. Mill rates in the second quarter of 2005 were impacted by unplanned downtime for mill maintenance activities during late June and the processing of hard ore. Mill rates are projected to average in excess of 220,000 metric tons of ore per day during the remainder of 2005. Approximate average daily throughput processed at our mill facilities from each of our producing mines follows (metric tons of ore per day):
	Second Quarter		Six Months
	2005	2004	2005	2004
Grasberg open pit	169,500	118,700	163,400	112,600
Deep Ore Zone underground mine	42,300	45,500	42,200	45,400
Total mill throughput	211,800	164,200	205,600	158,000

Second-quarter 2005 copper ore grades averaged 0.98 percent, compared with 0.82 percent for the second quarter of 2004. Second-quarter copper recovery rates were 87.4 percent, compared with 88.2 percent for the second quarter of 2004. For the second quarter of 2005, gold ore grades averaged 1.43 grams per metric ton (g/t), compared with 0.95 g/t for the second quarter of 2004. Gold recovery rates averaged 83.8 percent for the second quarter of 2005, compared with 84.6 percent for the second quarter of 2004. The 2005 grades reflect the return to normal mining operations at Grasberg, including accessing higher grade material.

Production from the Deep Ore Zone (DOZ) underground mine averaged 42,300 metric tons of ore per day in the second quarter of 2005, representing 20 percent of mill throughput as it continued to perform above design capacity of 35,000 metric tons of ore per day. PT Freeport Indonesia is expanding the capacity of the DOZ underground operation to a sustained rate of 50,000 metric tons per day with the installation of a second crusher and additional ventilation, which are expected to be completed by 2007. PT Freeport Indonesia’s share of capital expenditures for the DOZ expansion totaled $5.5 million in the first half of 2005 and are expected to approximate $37 million through the projected 2007 ramp-up, with approximately $12 million estimated for the remainder of 2005. The DOZ mine, a block cave operation, is one of the world’s largest underground mines.

In 2004, PT Freeport Indonesia commenced its “Common Infrastructure” project, which will provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. PT Freeport Indonesia’s share of capital expenditures for its Common Infrastructure project totaled $8.9 million in the first half of 2005 and is estimated to total approximately $8 million for the remainder of 2005. The Common Infrastructure project is progressing according to plan.

PT Freeport Indonesia is also proceeding with plans to develop Big Gossan, a high-grade deposit located near the existing milling complex. Our Board of Directors has approved this project and aggregate capital expenditures from 2006 to 2009 for Big Gossan are expected to total approximately $225 million ($195 million net to PT Freeport Indonesia, with approximately $50 million in 2006). Production is expected to ramp up to 7,000 metric tons per day by 2010 (average annual aggregate incremental production of 135 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts). The Big Gossan mine is expected to be an open-stope mine with cemented backfill, which is a higher-cost mining method than the block-cave method used at the DOZ mine.

PT Freeport Indonesia Revenues

A summary of changes in PT Freeport Indonesia revenues between the periods follows (in millions):

	Second	Six
	Quarter	Months
PT Freeport Indonesia revenues - prior year period	$330.8	$518.0
Sales volumes:
Copper	132.5	409.5
Gold	103.5	290.2
Price realizations:
Copper	98.5	196.4
Gold	23.6	40.9
Adjustments, primarily for copper pricing on prior period open sales	22.7	(1.4)
Treatment charges, royalties and other	(33.2)	(87.8)
PT Freeport Indonesia revenues - current year period	$678.4	$1,365.8

PT Freeport Indonesia achieved significantly higher production and sales in the 2005 periods compared with the 2004 periods, reflecting higher ore grades and milling rates than the 2004 periods. Copper sales volumes totaled 313.7 million pounds in the second quarter of 2005, 53 percent higher than the 205.1 million pounds reported in the second quarter of 2004. Second-quarter 2005 copper price realizations of $1.53 per pound were $0.31 per pound higher than the second-quarter 2004 realizations of $1.22 per pound. Gold sales volumes totaled 616,400 ounces in the second quarter of 2005, 76 percent higher than the 351,100 ounces reported in the second quarter of 2004. Gold price realizations of $428.23 per ounce in the second quarter of 2005 were over $38 an ounce higher than second-quarter 2004 realizations of $389.97 per ounce. For the six-month periods, copper sales volumes totaled 641.8 million pounds in 2005, more than double the 310.5 million pounds in 2004, and gold sales volumes totaled 1,211,700 ounces, more than two and one half times higher than the 474,900 ounces in 2004. Copper price realizations of $1.54 per pound in the first six months of 2005 were $0.30 per pound higher than the 2004 period realizations of $1.24 per pound. Gold price realizations of $427.54 per ounce in the first six months of 2005 were almost $34 an ounce higher than 2004 period realizations of $393.80 per ounce.

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

Royalties totaled $17.7 million in the second quarter of 2005 and $36.5 million in the first six months of 2005 compared with $7.9 million in the second quarter of 2004 and $12.7 million in the first six months of 2004, reflecting higher sales volumes and metal prices.

Substantially all of PT Freeport Indonesia’s concentrate sales contracts provide final copper pricing in a specified future period based on prices quoted on the LME. PT Freeport Indonesia records revenues and invoices its customers based on LME prices at the time of shipment. Under accounting rules, these terms create an “embedded derivative” in our concentrate sales contracts which must be adjusted to fair value through earnings each period until the date of final copper pricing. PT Freeport Indonesia’s second-quarter 2005 revenues include net additions of $13.7 million for adjustments to the fair value of embedded copper derivatives in concentrate sales contracts, compared with net reductions of $15.8 million in the second quarter of 2004. PT Freeport Indonesia’s six-month 2005 revenues included net additions of $22.2 million for adjustments to the fair value of embedded derivatives in concentrate sales contracts, compared with net reductions of $0.8 million in the 2004 period.

PT Freeport Indonesia has revised its mine plans to incorporate second-quarter results and to reflect updated sequencing plans in the Grasberg open pit. PT Freeport Indonesia expects its share of sales to approximate 1.47 billion pounds of copper and 2.8 million ounces of gold for 2005. At the Grasberg mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production, which impacts sales volumes, particularly for gold. Second-half 2005 sales volumes are expected to be 29 percent higher for copper and 32 percent higher for gold than during the first half of the year. PT Freeport Indonesia expects its sales for the third quarter of 2005 to approximate 380 million pounds of copper and 575 thousand ounces of gold, with sales of 450 million pounds of copper and 1,025 thousand ounces of gold for the fourth quarter of 2005. PT Freeport Indonesia estimates its share of sales for 2006 to approximate 1.4 billion pounds of copper and 1.9 million ounces of gold, and average annual sales for the period 2005 - 2009 to approximate 1.35 billion pounds of copper and 2.2 million ounces of gold.

PT Freeport Indonesia has long-term contracts to provide approximately 60 percent of Atlantic Copper’s copper concentrate requirements at market prices and nearly all of PT Smelting’s copper concentrate requirements. Under the PT Smelting contract, for the first 15 years of PT Smelting’s operations beginning December 1998, the treatment and refining charges on the majority of the concentrate PT Freeport Indonesia provides will not fall below specified minimum rates, subject to renegotiation in 2008. The rate was $0.23 per pound during the period from the commencement of PT Smelting’s operations in 1998 until April 2004, when it declined to a minimum of $0.21 per pound. Market rates for 2005, excluding price participation, under long-term contracts settled in late 2004 approximate $0.21 per pound. Including price participation at current copper prices of approximately $1.70 per pound, PT Smelting’s rates exceed the minimum $0.21 per pound. Taking into account taxes and minority interest, an equivalent change in smelting and refining charge rates would essentially offset in our consolidated operating results.

PT Freeport Indonesia Costs

Gross profit per pound of copper (¢)/per ounce of gold and silver ($):
Three Months Ended June 30, 2005
Pounds of copper sold (000s)	313,700		313,700
Ounces of gold sold					616,400
Ounces of silver sold							1,057,700

	By-Product		Co-Product Method
	Method		Copper		Gold		Silver
Revenues, after adjustments shown below	153.4	¢	153.4	¢	$428.23		$7.04

Site production and delivery, before net non-
cash and nonrecurring costs shown below	70.5	[a]	45.0	[b]	126.01	[b]	2.06 [b]
Gold and silver credits	(86.5)		-		-		-
Treatment charges	21.6		13.8		38.68		0.63
Royalty on metals	5.7		3.6		10.11		0.17
Unit net cash costs[c]	11.3		62.4		174.80		2.86
Depreciation and amortization	14.1		9.0		25.20		0.41
Noncash and nonrecurring costs, net	0.7		0.5		1.30		0.02
Total unit costs	26.1		71.9		201.30		3.29
Revenue adjustments, primarily for pricing
on prior period open sales	3.7		3.6		0.12		(0.03)
PT Smelting intercompany profit elimination	0.8		0.5		1.45		0.02
Gross profit per pound/ounce	131.8	¢	85.6	¢	$228.50		$3.74

Three Months Ended June 30, 2004
Pounds of copper sold (000s)	205,100		205,100
Ounces of gold sold					351,100
Ounces of silver sold							824,900

	By-Product		Co-Product Method
	Method		Copper		Gold		Silver
Revenues, after adjustments shown below	122.0	¢	122.0	¢	$389.97		$6.15

Site production and delivery, before net non-
cash and nonrecurring costs shown below	84.0	[d]	53.8	[e]	170.37	[e]	2.64 [e]
Gold and silver credits	(68.8)		-		-		-
Treatment charges	21.2		13.6		42.90		0.66
Royalty on metals	3.8		2.5		7.78		0.12
Unit net cash costs[c]	40.2		69.9		221.05		3.42
Depreciation and amortization	16.3		10.4		33.03		0.51
Noncash and nonrecurring costs, net	1.4		0.9		2.84		0.04
Total unit costs	57.9		81.2		256.92		3.97
Revenue adjustments, primarily for pricing
on prior period open sales	(4.5)		(4.4)		(2.29)		(0.15)
PT Smelting intercompany profit elimination	(5.0)		(3.2)		(10.15)		(0.16)
Gross profit per pound/ounce	54.6	¢	33.2	¢	$120.61		$1.87

a.
Net of deferred mining costs totaling $20.6 million or 6.6¢ per pound. Upon adoption of Emerging Issues Task Force (EITF) Issue No. 04-6 (see Note 1 of Notes to Consolidated Financial Statements), mining costs will no longer be deferred.

b.	Net of deferred mining costs totaling $13.2 million or 4.2¢ per pound for copper, $7.2 million or $11.74 per ounce for gold and $0.2 million or $0.19 per ounce for silver. See Note a above.
c.
For a reconciliation of unit net cash costs to production and delivery costs applicable to sales reported in FCX’s consolidated financial statements refer to “Product Revenues and Production Costs” below.

d.	Net of deferred mining costs totaling $31.5 million or 15.4¢ per pound. See Note a above.
e.	Net of deferred mining costs totaling $20.2 million or 9.8¢ per pound for copper, $10.9 million or $31.14 per ounce for gold and $0.4 million or $0.48 per ounce for silver. See Note a above.

Gross profit per pound of copper (¢)/per ounce of gold and silver ($):
Six Months Ended June 30, 2005
Pounds of copper sold (000s)	641,800		641,800
Ounces of gold sold					1,211,700
Ounces of silver sold						2,328,000

	By-Product		Co-Product Method
	Method		Copper		Gold	Silver
Revenues, after adjustments shown below	154.2	¢	154.2	¢	$427.54	$7.02

Site production and delivery, before net non-
cash and nonrecurring costs shown below	64.6	[a]	42.1	[b]	115.39 [b]	1.92	[b]
Gold and silver credits	(82.8)		-		-	-
Treatment charges	21.7		14.2		38.80	0.65
Royalty on metals	5.7		3.7		10.17	0.17
Unit net cash costs[c]	9.2		60.0		164.36	2.74
Depreciation and amortization	14.2		9.3		25.38	0.42
Noncash and nonrecurring costs, net	0.4		0.3		0.78	0.01
Total unit costs	23.8		69.6		190.52	3.17
Revenue adjustments, primarily for pricing
on prior period open sales	3.2		3.3		(2.47)	0.06
PT Smelting intercompany profit elimination	-		-		(0.01)	-
Gross profit per pound/ounce	133.6	¢	87.9	¢	$234.54	$3.91

Six Months Ended June 30, 2004
Pounds of copper sold (000s)	310,500		310,500
Ounces of gold sold					474,900
Ounces of silver sold						1,378,200

	By-Product		Co-Product Method
	Method		Copper		Gold	Silver
Revenues, after adjustments shown below	123.6	¢	123.6	¢	$393.80	$6.14

Site production and delivery, before net non-
cash and nonrecurring costs shown below	104.2	[d]	69.3	[e]	218.23 [e]	3.51	[e]
Gold and silver credits	(63.1)		-		-	-
Treatment charges	21.7		14.4		45.46	0.73
Royalty on metals	4.1		2.7		8.58	0.14
Unit net cash costs[c]	66.9		86.4		272.27	4.38
Depreciation and amortization	16.3		10.8		34.13	0.55
Noncash and nonrecurring costs, net	1.0		0.6		2.00	0.03
Total unit costs	84.2		97.8		308.40	4.96
Revenue adjustments, primarily for pricing
on prior period open sales	6.0		5.8		0.62	0.20
PT Smelting intercompany profit elimination	(0.6)		(0.4)		(1.32)	(0.02)
Gross profit per pound/ounce	44.8	¢	31.2	¢	$84.70	$1.36

a.
Net of deferred mining costs totaling $52.8 million or 8.2¢ per pound. Upon adoption of EITF Issue No. 04-6 (see Note 1 of Notes to Consolidated Financial Statements), mining costs will no longer be deferred.

b.	Net of deferred mining costs totaling $34.4 million or 5.4¢ per pound for copper, $17.8 million or $14.70 per ounce for gold and $0.6 million or $0.25 per ounce for silver. See Note a above.
c.
For a reconciliation of unit net cash costs to production and delivery costs applicable to sales reported in FCX’s consolidated financial statements refer to “Product Revenues and Production Costs” below.

d.	Net of deferred mining costs totaling $57.7 million or 18.6¢ per pound. See Note a above.
e.	Net of deferred mining costs totaling $38.4 million or 12.4¢ per pound for copper, $18.5 million or $38.92 per ounce for gold and $0.9 million or $0.63 per ounce for silver. See Note a above.

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

Because of the fixed nature of a large portion of our costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period. In addition, we have experienced significant increases in our production costs in recent years primarily as a result of higher energy costs and costs of other consumables, changes in currency exchange rates, higher mining costs and milling rates, labor costs and other factors. Our energy costs, which approximate 20 percent of PT Freeport Indonesia’s production costs, primarily include 100 million gallons per year of diesel and 650,000 metric tons per year of coal. Diesel prices have risen by more than 100 percent since 2002 and our coal costs are approximately 40 percent higher. The costs of other consumables, including steel and reagents also have increased. Our costs have been affected by the stronger Australian dollar against the U.S. dollar (approximately 40 percent increase since the beginning of 2003), which comprise approximately 18 percent of PT Freeport Indonesia’s production costs. We are pursuing cost reduction initiatives to mitigate the impacts of these increases.

Lower unit site production and delivery costs in the 2005 periods reflected significantly higher sales volumes resulting from higher ore grades and the primarily fixed nature of a large portion of PT Freeport Indonesia’s cost structure. Unit site production and delivery costs are net of deferred mining costs, which will no longer be deferred and are expected to be charged to cost of sales as incurred upon adoption of EITF Issue No. 04-6 (see Note 1 of Notes to Consolidated Financial Statements and “New Accounting Standards” below). PT Freeport Indonesia’s second-quarter 2005 overburden-to-ore ratio averaged 3.3 to 1, compared with a life-of-mine average ratio of 2.4 to 1. PT Freeport Indonesia’s overburden-to-ore ratio is expected to average approximately 2.9 to 1 in the balance of the year.

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

As a result of higher projected copper and gold sales volumes, we expect our total 2005 royalty costs to increase compared with 2004 royalty costs of $43.5 million. If copper prices average $1.40 per pound and gold prices average $420 per ounce during the remainder of 2005, we would expect royalty costs to total approximately $90 million ($0.06 per pound of copper) for 2005, including approximately $18 million for the additional royalties. These estimates assume 2005 sales volumes of 1.47 billion pounds of copper and 2.8 million ounces of gold.

As a result of the higher copper and gold production and sales volumes in the 2005 periods, PT Freeport Indonesia’s unit depreciation rate decreased compared with the 2004 periods. Because certain assets are depreciated on a straight-line basis, the unit rate will vary with the level of copper and gold production and sales.

PT Freeport Indonesia has a labor agreement covering its hourly paid Indonesian employees, the key provisions of which are renegotiated biannually. The labor agreement was schedule to expire on September 30, 2005. In June 2005, PT Freeport Indonesia and its workers agreed to terms for a new labor agreement that expires in September 2007. PT Freeport Indonesia’s relations with the workers’ union have generally been satisfactory.

Unit Net Cash Cost: By-Product Method
Unit net cash costs per pound of copper is a measure intended to provide investors with information about the cash generating capacity of our mining operations expressed on a basis relating to our primary metal product, copper. PT Freeport Indonesia uses this measure for the same purpose and for monitoring operating performance by its mining operations. This information differs from measures of performance determined in accordance with generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance determined in accordance with generally accepted accounting principles. This measure is presented by other copper and gold mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

Unit site production and delivery costs in the second quarter of 2005 averaged $0.71 per pound of copper, $0.13 per pound lower than the $0.84 reported in the second quarter of 2004. Unit site production and delivery costs in the first six months of 2005 averaged $0.65 per pound of copper, $0.39 per pound lower than the $1.04 reported in the second quarter of 2004. Lower unit site production and delivery costs in the 2005 periods reflected significantly higher copper sales volumes resulting from higher ore grades and the primarily fixed nature of a large portion of PT Freeport Indonesia’s cost structure, partly offset by higher energy costs and costs of other consumables, changes in currency exchange rates, higher mining costs and milling rates, labor costs and other factors

Gold and silver credits averaged $0.87 per pound in the second quarter of 2005 and $0.83 per pound in the first six months of 2005, compared with $0.69 per pound in the second quarter of 2004 and $0.63 per pound in the first six months of 2004. The increases reflect higher gold sales volumes and average realized prices. Royalties of $0.06 per pound in the 2005 periods were $0.02 per pound above the year-ago periods primarily because of higher copper and gold prices and higher gold sales volumes.

Assuming 2005 average prices of $1.40 per pound for copper and $420 per ounce for gold, and copper and gold sales of 1.47 billion pounds and 2.8 million ounces for 2005, PT Freeport Indonesia estimates that its annual 2005 unit net cash costs, including gold and silver credits, would approximate $0.05 per pound, net of deferred mining costs of $0.05 per pound. Forecasted unit net cash costs are calculated on the same basis as the historical unit costs. Unit net cash costs for 2005 would change by approximately $0.03 per pound for each $25 per ounce change in the average price of gold for the balance of the year. Estimated unit cash costs for 2005 are projected to be significantly lower than the 2004 average, primarily because of higher 2005 sales volumes, partially offset by increases in energy costs and costs of other consumables, currency exchange rates, higher mining costs and milling rates, labor costs and other factors.

Unit Net Cash Cost: Co-Product Method
Unit site production and delivery costs in the second quarter of 2005 averaged $0.45 per pound of copper, $0.09 per pound lower than the $0.54 reported in the second quarter of 2004. Unit site production and delivery costs in the first six months of 2005 averaged $0.42 per pound of copper, $0.27 per pound lower than the $0.69 reported in the second quarter of 2004. For gold, unit site production and delivery costs in the second quarter of 2005 averaged $126 per ounce, $44 per ounce lower than the $170 reported in the second quarter of 2004. For gold, unit site production and delivery costs in the first six months of 2005 averaged $115 per ounce, $103 per ounce lower than the $218 reported in the first six months of 2004. Lower unit site production and delivery costs in the 2005 periods reflected significantly higher sales volumes resulting from higher ore grades and the primarily fixed nature of a large portion of PT Freeport Indonesia’s cost structure. Royalties per pound and per ounce were higher in the 2005 periods because of higher sales volumes and realized prices compared with the 2004 periods.

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

PT Freeport Indonesia recorded gains totaling $0.4 million in both the second quarters of 2005 and 2004, $0.1 million in the first six months of 2005 and $0.9 million in the first six months of 2004 related to its rupiah-denominated net monetary assets and liabilities. PT Freeport Indonesia’s labor costs are mostly rupiah denominated. At estimated aggregate annual rupiah payments of 1.4 trillion for operating costs and an exchange rate of 9,755 rupiah to one U.S. dollar, the exchange rate as of June 30, 2005, a one-thousand-rupiah increase in the exchange rate would result in an approximate $13 million decrease in aggregate annual operating costs. A one-thousand-rupiah decrease in the exchange rate would result in an approximate $16 million increase in aggregate annual operating costs.

PT Freeport Indonesia purchases certain materials and supplies denominated in Australian dollars. At estimated annual aggregate Australian dollar payments of 225 million, a $0.01 increase or decrease in the exchange rate would result in an approximate $2 million change in aggregate annual costs. The exchange rate at June 30, 2005 was $0.76 to one Australian dollar.

At times, PT Freeport Indonesia has entered into foreign currency forward contracts to hedge a portion of its aggregate anticipated Indonesian rupiah and Australian dollar payments. As of June 30, 2005, PT Freeport Indonesia had foreign currency contracts to hedge 330.0 billion in rupiah payments, including costs for capital expenditures, or approximately 43 percent of aggregate projected rupiah payments from July 2005 through December 2005, at an average exchange rate of 10,122 rupiah to one U.S. dollar. In the second quarter of 2005 and through July 2005, PT Freeport Indonesia entered into foreign currency contracts to hedge 735.0 billion in rupiah payments, including certain rupiah-based capital expenditures, or approximately 47 percent of aggregate projected rupiah payments for 2006, at an average exchange rate of 10,085 rupiah to one U.S. dollar. PT Freeport Indonesia accounts for these contracts as cash flow hedges.

Exploration Activities
PT Freeport Indonesia’s exploration efforts in 2005 are focused on potential extensions of the Mill Level Zone (MLZ) and Deep MLZ deposits to the northwest, expansion of the Deep Grasberg resource and testing downward extensions of the Dom deposit, which are expected to result in approximately $15 million ($10 million for our share) of exploration costs during 2005. We are continuing to assess the timing of resumption of exploration activities in areas outside the existing producing area of the Grasberg mining district.

The Indonesian government previously approved suspensions of our field exploration activities outside of our current mining operations area, which have been in suspension in recent years due to safety and security issues and regulatory uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas and an Indonesian Forestry law enacted in 1999 prohibiting open-pit mining in forest preservation areas. The current suspensions were granted for one-year periods ending February 26, 2006, for Block B; March 31, 2006, for PT Nabire Bakti Mining; and November 15, 2005, for Eastern Minerals. Recent Indonesian legislation permits open-pit mining in PT Freeport Indonesia’s Block B area, subject to certain requirements. We are currently assessing these requirements and security issues. The timing for our resumption of exploration activities in our Contract of Work areas outside of Block A depends on the resolution of these matters.

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

Atlantic Copper Operating Results
(In Millions)	Second Quarter		Six Months
	2005	2004	2005	2004
Gross profit (loss)	$2.8	$(36.8)[a]	$4.3	$(44.8)[a]
Add depreciation and amortization expense	7.1	7.0	14.2	14.1
Other	1.1	3.5	2.1	4.0
Cash margin (deficit)	$11.0	$(26.3)[a]	$20.6	$(26.7)[a]

Operating loss (in millions)	$(0.1)	$(39.9)	$(1.6)	$(50.9)
Concentrate and scrap treated (metric tons)	246,900	129,500	462,700	316,600
Anodes production (000s of pounds)	159,400	80,200	306,800	206,900
Cathodes, wire rod and wire sales (000s of pounds)	140,800	102,400	273,400	214,400
Cathode cash unit cost per pound[b]	$0.18	$0.57	$0.18	$0.36
Gold sales in anodes and slimes (ounces)	178,900	49,000	246,200	176,800

a.	Includes costs related to Atlantic Copper’s 51-day major maintenance turnaround totaling $23.5 million for the second quarter of 2004 and $27.5 million for the first six months of 2004.
b.
For a reconciliation of cathode cash unit costs per pound to production costs applicable to sales reported in FCX’s consolidated financial statements refer to “Product Revenues and Production Costs” below.

Atlantic Copper’s operating cash margin was $11.0 million in the second quarter of 2005, compared with a deficit of $26.3 million in the 2004 quarter, and $20.6 million in the first six months of 2005, compared with a $26.7 million deficit in the first six months of 2004. The deficits in the 2004 periods were primarily because of Atlantic Copper’s major maintenance turnaround, which began in March 2004 and was completed in May 2004. Atlantic Copper reported nearly breakeven operating results for the second quarter of 2005, compared with $39.9 million of operating losses for the 2004 period. Atlantic Copper reported operating losses of $1.6 million for the first six months of 2005, compared with $50.9 million for the first six months of 2004. The maintenance turnaround adversely affected costs and volumes in the 2004 periods resulting in impacts of approximately $35 million, including an approximate $11.5 million impact from lower volumes, on second-quarter operating results and net income and approximately $40 million, including an approximate $12 million impact from lower volumes, on the six-month period operating results and net income.

Atlantic Copper treated 246,900 metric tons of concentrate and scrap in the second quarter of 2005, compared with 129,500 metric tons in the 2004 period. For the six-month periods, concentrate and scrap treated totaled 462,700 metric tons in 2005 and 316,600 metric tons in 2004. Cathode production totaled 137.8 million pounds and sales totaled 140.8 million pounds during the second quarter of 2005, compared with cathode production of 67.5 million pounds and sales of 102.4 million pounds during the second quarter of 2004. For the six-month periods, cathode production totaled 269.5 million pounds and sales totaled 273.4 million pounds during 2005, compared with cathode production of 196.3 million pounds and sales of 214.4 million pounds during 2004. Atlantic Copper’s cathode cash production costs per pound of copper averaged $0.18 in the second quarter of 2005, $0.57 in the second quarter of 2004, $0.18 in the first six months of 2005 and $0.36 in the first six months of 2004. Unit costs in 2004 were adversely affected by lower production and higher costs from the scheduled maintenance turnaround. Atlantic Copper’s treatment charges (including price participation), which are what PT Freeport Indonesia and third parties pay Atlantic Copper to smelt and refine concentrates, averaged $0.21 per pound during the second quarter of 2005 and $0.19 per pound during the first six months of 2005, compared with $0.15 per pound during the 2004 periods. Excess smelter capacity, combined with limited copper concentrate availability, resulted in historically low long-term treatment and refining rates for the past several years. However, as discussed above, treatment charge rates began to increase in late 2004 as worldwide smelter availability was insufficient to accommodate increased mine production. Atlantic Copper expects these higher rates to benefit its 2005 operations with its average rates projected to approximate $0.23 per pound in the balance of the year at current copper prices.

We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until the final sales to third parties occur. Changes in these net deferrals resulted in an addition to our operating income totaling $48.3 million ($25.7 million to net income or $0.12 per share) in the second quarter of 2005 and a reduction of $15.2 million ($8.5 million to net income or $0.04 per share) in the first six months of 2005. Changes in these net deferrals decreased operating income by $9.6 million ($4.9 million to net income or $0.03 per share) in the second quarter of 2004 and increased operating income by $38.6 million ($19.8 million to net income or $0.11 per share) in the first six months of 2004. At June 30, 2005, our net deferred profits on PT Freeport Indonesia concentrate inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and minority interest sharing totaled $50.5 million. Based on copper prices of $1.40 per pound and gold prices of $420 per ounce for the remainder of 2005 and current shipping schedules, we expect that the net change in deferred profits on intercompany sales will result in an increase to net income of approximately $5 million in the third quarter of 2005 and a decrease to net income of approximately $35 million in the fourth quarter. The periodic change in deferred intercompany profits may differ substantially because of changes in the timing of shipments to affiliated smelters and metal prices.

The majority of Atlantic Copper’s revenues are denominated in U.S. dollars; however, operating costs, other than concentrate purchases, and certain asset and liability accounts are denominated in euros. Atlantic Copper’s estimated annual euro payments total approximately 100 million euros. A $0.05 increase or decrease in the exchange rate would result in an approximate $5 million change in annual costs. The exchange rate on June 30, 2005 was $1.21 per euro.

As of June 30, 2005, FCX’s net investment in Atlantic Copper totaled approximately $91 million, FCX had a $189.5 million loan outstanding to Atlantic Copper and Atlantic Copper’s debt to third parties under nonrecourse financing arrangements totaled $43.3 million. In March 2004, we used a portion of the proceeds from the sale of our 6⅞% Senior Notes to fund Atlantic Copper’s repayment of $162.4 million of its borrowings (see “Capital Resources and Liquidity - Financing Activities”). Atlantic Copper recorded a $3.7 million ($0.02 per share) accounting charge for losses on early extinguishment of debt in the first quarter of 2004 related to these debt repayments.

Atlantic Copper had euro-denominated net monetary liabilities at June 30, 2005, totaling $58.7 million recorded at an exchange rate of $1.21 per euro. The exchange rate was $1.30 per euro at March 31, 2005, and $1.36 per euro at December 31, 2004. Adjustments to Atlantic Copper’s euro-denominated net monetary liabilities to reflect changes in the exchange rate are recorded in other income (expense) and totaled $3.4 million in the second quarter of 2005, $(0.2) million in the second quarter of 2004, $6.3 million in the first six months of 2005 and $1.8 million in the first six months of 2004.

PT Smelting Operating Results

	Second Quarter		Six Months
(In Millions)	2005	2004	2005	2004
PT Freeport Indonesia sales to PT Smelting	$194.9	$166.2	$429.0	$293.2
Equity in PT Smelting earnings (losses)	2.6	(2.5)	5.2	(2.9)
PT Freeport Indonesia operating profits recognized (deferred)	2.6	(10.3)	-	(2.0)

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

In the second quarter of 2005, PT Smelting set quarterly records for concentrate treated, production and sales. PT Smelting treated 230,700 metric tons of concentrate in the second quarter of 2005, 135,400 metric tons in the 2004 quarter, 457,100 metric tons in the first six months of 2005 and 302,700 metric tons in the first six months of 2004. Higher concentrate tonnage from PT Freeport Indonesia in 2005 resulted in higher production compared with 2004 when PT Freeport Indonesia’s production was much lower. PT Smelting reported production of 146.1 million pounds of cathodes and sales of 145.5 million pounds of cathodes in the second quarter of 2005, compared with production of 86.9 million pounds and sales of 89.7 million pounds in the year-ago period. For the first six months of 2005, cathode production totaled 289.6 million pounds and sales totaled 289.2 million pounds, compared with cathode production of 183.9 million pounds and sales of 181.7 million pounds for the first six months of 2004. PT Smelting’s cathode cash unit costs averaged $0.10 per pound in both of the 2005 periods, compared with $0.22 per pound in the second quarter of 2004 and $0.17 per pound in the first six months of 2004, reflecting the benefit of higher volumes in the 2005 periods (see “Product Revenues and Production Costs”). PT Smelting expects its cathode cash unit costs for the second half of 2005 to be higher than the first half of 2005 because of higher fuel costs.

OTHER FINANCIAL RESULTS

The FCX/Rio Tinto joint ventures incurred $3.7 million of aggregate exploration costs in the second quarter of 2005, $4.3 million in the second quarter of 2004, $6.7 million in the first six months of 2005 and $7.9 million in the first six months of 2004. As discussed above in “Exploration Activities,” our exploration program for 2005 is focused on potential extensions of the MLZ and Deep MLZ deposits to the northwest, expansion of the Deep Grasberg resource and testing downward extensions of the Dom deposit. Our share of these exploration costs, which are charged to expense, totaled $2.3 million in the second quarter of 2005, $2.8 million in the second quarter of 2004, $4.3 million in the first six months of 2005 and $5.0 million in the first six months of 2004.

Consolidated general and administrative expenses increased to $25.4 million in the second quarter of 2005, compared with $22.6 million in the year-ago period. For the first six months of 2005, general and administrative expenses totaled $47.0 million, compared with $38.1 million for the first six months of 2004. The increase in 2005 was primarily caused by higher incentive compensation costs associated with stronger financial performance and pursuant to established plans. Compensation costs are higher in 2005 because certain compensation plans are based on annual operating cash flow results, which are projected to be significantly higher in 2005 compared with 2004.

Our parent company charges PT Freeport Indonesia for the in-the-money value of exercised employee stock options. These charges are eliminated in consolidation; however, PT Freeport Indonesia shares a portion of these charges with Rio Tinto and Rio Tinto’s reimbursements reduce our consolidated general and administrative expenses. General and administrative expenses are net of Rio Tinto’s share of joint venture reimbursements for employee stock option exercises, which increased (decreased) general and administrative expenses by $(0.1) million in the second quarter of 2005, $0.8 million in the second quarter of 2004, $(3.0) million in the first six months of 2005 and $(4.9) million in the first six months of 2004. The cost of our outstanding stock appreciation rights varies with the price of our common stock, resulting in decreases in general and administrative expenses totaling $0.9 million in the second quarter of 2005, $1.1 million in the second quarter of 2004, $0.4 million in the first six months of 2005 and $1.4 million in the first six months of 2004. In accordance with our joint venture agreement, Rio Tinto’s percentage share of PT Freeport Indonesia’s general and administrative expenses varies with metal sales volumes and prices and totaled 16 percent in the first six months of 2005 compared with 7 percent in the first six months of 2004.

Total interest cost (before capitalization) was $36.3 million in the second quarter of 2005, $40.0 million in the second quarter of 2004, $74.7 million in the first six months of 2005 and $73.8 million in the first six months of 2004. First-quarter 2004 conversions of 8¼% Convertible Senior Notes resulted in a $6.4 million reduction of interest expense for previously accrued amounts that were reclassified to losses on early extinguishment and conversion of debt. Capitalized interest costs totaled $1.0 million in the second quarter of 2005, $0.7 million in the second quarter of 2004, $1.9 million in the first six months of 2005 and $1.1 million in the first six months of 2004.

CAPITAL RESOURCES AND LIQUIDITY

Based on current mine plans and subject to future copper and gold prices, we expect to generate cash flows significantly greater than our budgeted capital expenditures and scheduled debt maturities, providing opportunities to reduce debt further and return cash to shareholders through dividends and share purchases. Our current regular common stock dividend is $1.00 per share, which is payable quarterly at a rate of $0.25 per share. In July 2005, our Board of Directors authorized an additional supplemental dividend of $0.50 per share to be paid on September 30, 2005 to shareholders of record on September 15, 2005. In addition, we recently paid two supplemental common stock dividends totaling $0.75 per share, $0.25 per share on December 29, 2004 and $0.50 per share on March 31, 2005. Our Board of Directors will continue to review our dividend policy.

During the second quarter, we purchased 2.4 million shares of our common stock for $80.2 million, an average of $33.83 per share. As of July 29, 2005, 14.2 million shares remain available under the Board authorized 20-million share open market purchase program. The timing of future purchases of our common stock is dependent upon a number of factors including the price of our common shares, our cash flows and financial position, copper and gold prices and general economic and market conditions.

Operating Activities
We generated operating cash flows totaling $620.5 million, including $162.6 million from working capital sources, during the first six months of 2005, compared with net cash used in operating activities totaling $189.0 million, including $245.4 million for working capital, during the first six months of 2004. The significant improvement in 2005 compared with the prior year period primarily reflects significantly higher production and sales and higher copper and gold prices. Using estimated sales volumes for the remainder of 2005 and assuming prices of $1.40 per pound of copper and $420 per ounce of gold were realized for the remainder of 2005, we would generate operating cash flows in excess of $1.2 billion in 2005, with over $600 million in the second half of the year.

Investing Activities
Capital expenditures for PT Freeport Indonesia and Atlantic Copper of $59.3 million in the first six months of 2005 were lower than the $74.8 million reported in the 2004 period. Our capital expenditures for 2005 are expected to total approximately $180 million, including approximately $17 million for the DOZ expansion and $17 million for the Common Infrastructure project. We expect to fund our 2005 capital expenditures with operating cash flows and available cash.

In the first quarter of 2005, PT Freeport Indonesia received the $23.2 million balance of its share of insurance settlement proceeds related to its open-pit slippage claim, $2.0 million of which represented a recovery of property losses. We sold $4.2 million of our restricted investments in the first six months of 2004 to pay scheduled semiannual interest due on 8¼% Convertible Senior Notes. Conversions of 8¼% Convertible Senior Notes during the first quarter of 2004 allowed us to sell an additional $15.1 million of our restricted investments. In the first quarter of 2004, Atlantic Copper repaid its working capital revolving credit facility that was secured by certain copper concentrate inventory resulting in the release of $11.0 million of previously restricted cash.

Financing Activities
As of June 30, 2005, we had total unrestricted cash and cash equivalents of $585.4 million and total outstanding debt of $1.78 billion. Debt was reduced by $169.8 million during the first six months of 2005, primarily reflecting a prepayment of $187.0 million of bank debt associated with PT Puncakjaya Power’s power-generating facilities at PT Freeport Indonesia’s mining operations and repurchases of $11.0 million of our 7.50% Senior Notes due 2006 and 7.20% Senior Notes due 2026, net of changes in other borrowings.

In February and May 2005, we paid our regular quarterly dividends ($0.25 per share each quarter) and our Board of Directors authorized a supplemental common stock dividend of $0.50 per share, which was paid on March 31, 2005, for total first-half 2005 dividends on common stock of $179.7 million. The declaration and payment of dividends is at the discretion of our Board of Directors. The amount of our current quarterly cash dividend on our common stock and the possible payment of additional future supplemental cash dividends will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. In the first half of 2004, we paid two regular quarterly dividends ($0.20 per share each quarter) for a total of $74.7 million. Cash dividends on preferred stock, $30.3 million in 2005 and $5.2 million in 2004, represent dividends on our 5½% Convertible Perpetual Preferred Stock we sold in March 2004 (see below). Cash dividends to minority interests represent dividends paid to the minority interest owners of PT Freeport Indonesia and Puncakjaya Power. Pursuant to the restricted payment covenants in our 10⅛% Senior Notes and 6⅞% Senior Notes, the amount available for dividend payments, purchases of our common stock and other restricted payments as of June 30, 2005, was approximately $435 million.

In 2003, our Board of Directors approved a new open market share purchase program for up to 20 million shares, which replaced our previous program. Through July 31, 2005, under this new program, we acquired 2.4 million shares in the second quarter of 2005 for $80.2 million, $33.83 per share average, and 3.4 million shares during the second quarter of 2004 for $99.5 million, $29.39 per share average, and 14.2 million shares remain available. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flow and financial position, and general economic and market conditions.

We completed several financing transactions during the first six months of 2004 to continue to improve our financial position and debt maturity profile. We completed a tender offer and privately negotiated transactions for a portion of our remaining 8¼% Convertible Senior Notes due 2006 resulting in the early conversion of $226.1 million of notes into 15.8 million shares of our common stock. We recorded a $10.9 million charge to losses on early extinguishment and conversion of debt in the first quarter of 2004 in connection with these conversions. The $10.9 million charge included $6.4 million of previously accrued interest costs, resulting in an equivalent reduction of interest expense. Of the $603.8 million of 8¼% Convertible Senior Notes issued in 2001, a total of $537.3 million had been converted into 37.6 million shares of our common stock through June 30, 2004. In June 2004, we called for redemption on July 31, 2004 the remaining $66.5 million of 8¼% Convertible Senior Notes. During July 2004, all $66.5 million of the notes were converted into 4.7 million shares of our common stock.

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

We took steps to improve Atlantic Copper’s liquidity and financial position during the first six months of 2004 and repaid $162.4 million of Atlantic Copper’s debt. In April 2004, we prepaid $66.2 million of our vendor equipment financing.

Below is a summary (in millions) of our total debt maturities based on loan balances as of June 30, 2005, and original issue amounts for mandatorily redeemable preferred stock.

	2005	2006	2007	2008	2009	Thereafter
Redeemable preferred stock	$12.5	$179.9	$-	$-	$-	$-
Atlantic Copper debt	4.0	-	39.2	-	-	-
Equipment loans and other	3.5	13.1	13.6	13.5	13.5	13.9
7.50% Senior Notes due 2006	-	59.9	-	-	-	-
10⅛% Senior Notes due 2010	-	-	-	-	-	500.0
7% Convertible Senior Notes due 2011[a]	-	-	-	-	-	575.0
6⅞% Senior Notes due 2014	-	-	-	-	-	340.3
7.20% Senior Notes due 2026	-	-	-	-	-	0.2
Total debt maturities	$20.0	$252.9	$52.8	$13.5	$13.5	$1,429.4
Pro forma adjustment[b]	5.0	25.2	-	-	-	-
Pro forma debt maturities	$25.0	$278.1	$52.8	$13.5	$13.5	$1,429.4

a.	Conversion price is $30.87 per share.
b.
Represents additional amounts due above the original issue amounts based on the price of silver and gold, totaling $5.0 million in 2005 and $4.4 million in 2006 for our Silver-Denominated Preferred Stock and $20.8 million in February 2006 for our Gold-Denominated Preferred Stock, Series II. The adjustment for 2005 is based on the calculated August 2005 redemption amount and we calculated the 2006 amount using the June 30, 2005, London gold fixing price for one ounce of gold ($437.10) and the London silver fixing price for one ounce of silver ($7.10) in the London bullion market (which determine the preferred stock redemption amounts).

NEW ACCOUNTING STANDARDS

In the mining industry, the costs of removing overburden and waste material to access mineral deposits are referred to as “stripping costs.” Currently, we apply the deferred mining cost method in accounting for PT Freeport Indonesia’s post-production stripping costs, which we refer to as overburden removal costs. The deferred mining cost method is used by some companies in the metals mining industry; however, industry practice varies. The deferred mining cost method matches the cost of production with the sale of the related metal from the open pit by assigning each metric ton of ore removed an equivalent amount of overburden tonnage, thereby averaging overburden removal costs over the life of the mine. The mining cost capitalized in inventory and the amounts charged to cost of goods sold do not represent the actual costs incurred to mine the ore in any given period. The application of the deferred mining cost method has resulted in an asset on our balance sheets (“Deferred Mining Costs”) totaling $273.2 million at June 30, 2005, and $220.4 million at December 31, 2004. For further information, see Note 1 in FCX’s 2004 Annual Report on Form 10-K.

In March 2005, the Financial Accounting Standards Board (FASB) ratified EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” which requires that stripping costs be considered costs of the extracted minerals and recognized as a component of inventory to be recognized in cost of sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance in EITF Issue No. 04-6 is effective for financial statements issued for fiscal years beginning after December 15, 2005, with early adoption permitted. Companies may apply this guidance either by recognition of a cumulative effect adjustment to beginning retained earnings in the period of adoption or by restating prior period financial statements. We expect to adopt the guidance on January 1, 2006, with the most significant impacts of adoption being the deferred mining costs asset on our balance sheet on that date will be charged, net of taxes and minority interest share, as a cumulative effect adjustment to beginning retained earnings and future stripping costs will effectively be charged to cost of sales as incurred. Adoption of the new guidance will have no impact on our cash flows. Had we adopted EITF 04-6 on January 1, 2004, we estimate operating income would have been reduced by approximately $22.9 million ($12.1 million to net income or $0.06 per diluted share) for the second quarter of 2005, $24.1 million ($12.8 million to net loss or $0.07 per share) for the second quarter of 2004, $53.1 million ($28.1 million to net income of $0.13 per diluted share) for the first six months of 2005 and $52.8 million ($28.0 million to net loss or $0.15 per share) for the first six months of 2004.

Refer to Note 1 in FCX’s 2004 Annual Report on Form 10-K for our accounting for share-based payments, including stock options. Through June 30, 2005, we have accounted for grants of employee stock options under the recognition principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation costs for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. If we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which requires stock-based compensation to be recognized based on the use of a fair value method, our net income would have been reduced by $3.4 million, $0.02 per diluted share, for the second quarter of 2005 and $6.3 million, $0.06 per diluted share, for the first six months of 2005. In 2004, our net loss would have been increased by $1.1 million, $0.01 per diluted share, for the second quarter of 2004 and $2.2 million, $0.01 per diluted share, for the first six months of 2004 (see Note 2 of Notes to the Consolidated Financial Statements).

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R’s effective date is interim periods beginning after June 15, 2005. However, in April 2005 the Securities and Exchange Commission provided for a deferral of the effective date to fiscal periods beginning after June 15, 2005. We are still reviewing the provisions of SFAS No. 123R and have not yet determined if we will adopt SFAS No. 123R before January 1, 2006. Based on currently outstanding employee stock options, we estimate the pro forma charge to earnings before taxes and minority interest sharing for the full year 2005 would total approximately $22 million, and the pro forma reduction in net income would be approximately $13 million, $0.07 per share using average basic shares outstanding for the second quarter of 2005.

PRODUCT REVENUES AND PRODUCTION COSTS

PT Freeport Indonesia Product Revenues and Unit Net Cash Costs
All amounts used in both the by-product and co-product method presentations are included in our recorded results under generally accepted accounting principles. We separately identify certain of these amounts as shown in the following reconciliation to amounts reported in our consolidated financial statements and as explained below.

1.
We show adjustments to revenues for prior period open sales as separate line items. Because such copper pricing adjustments do not result from current period sales, we have reflected these separately from revenues on current period sales.

2.
Noncash and nonrecurring costs, which consist of items such as write-offs of equipment or unusual charges, have not been material. They are removed from site production and delivery costs in the calculation of unit net cash costs.

3.	Gold and silver revenues are reflected as credits against site production and delivery costs in the by-product method.

Three Months Ended June 30, 2005
	By-Product	Co-Product Method
(In Thousands)	Method	Copper		Gold		Silver		Total
Revenues, after adjustments shown below	$480,076	$480,076		$264,040		$7,406		$751,522

Site production and delivery, before net noncash
and nonrecurring costs shown below	221,071 [a]	141,221	[b]	77,671	[b]	2,179	[b]	221,071
Gold and silver credits	(271,446)	-		-		-		-
Treatment charges	67,867	43,354		23,844		669		67,867
Royalty on metals	17,741	11,333		6,233		175		17,741
Unit net cash costs	35,233	195,908		107,748		3,023		306,679
Depreciation and amortization	44,217	28,246		15,535		436		44,217
Noncash and nonrecurring costs, net	2,284	1,459		802		23		2,284
Total unit costs	81,734	225,613		124,085		3,482		353,180
Revenue adjustments, primarily for pricing on
prior period open sales	12,472	12,472		-		-		12,472
PT Smelting intercompany profit elimination	2,552	1,630		897		25		2,552
Gross profit	$413,366	$268,565		$140,852		$3,949		$413,366

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery		Depreciation and Amortization
Totals presented above	$751,522	$221,071		$44,217
Net noncash and nonrecurring costs per above	N/A	2,284		N/A
Less: Treatment charges per above	(67,867)	N/A		N/A
Royalty per above	(17,741)	N/A		N/A
Revenue adjustments, primarily for pricing on
prior period open sales per above	12,472	N/A		N/A
Mining and exploration segment	678,386	223,355		44,217
Smelting and refining segment	331,897	321,909		7,141
Eliminations and other	(107,374)	(154,678)		2,801
As reported in FCX’s consolidated financial
statements	$902,909	$390,586		$54,159

a.
Net of deferred mining costs totaling $20.6 million or 6.6¢ per pound. Upon adoption of EITF Issue No. 04-6, mining costs will no longer be deferred. See Note 1 of Notes to Consolidated Financial Statements.

b.	Net of deferred mining costs totaling $13.2 million or 4.2¢ per pound for copper, $7.2 million or $11.74 per ounce for gold and $0.2 million or $0.19 per ounce for silver. See Note a above.

Three Months Ended June 30, 2004
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold		Silver		Total
Revenues, after adjustments shown below	$251,178	$251,178	$136,115		$4,951		$392,244

Site production and delivery, before net noncash
and nonrecurring costs shown below	172,371 [a]	110,380 [b]	59,815	[b]	2,176	[b]	172,371
Gold and silver credits	(141,066)	-	-		-		-
Treatment charges	43,407	27,796	15,063		548		43,407
Royalty on metals	7,875	5,043	2,733		99		7,875
Unit net cash costs	82,587	143,219	77,611		2,823		223,653
Depreciation and amortization	33,417	21,399	11,596		422		33,417
Noncash and nonrecurring costs, net	2,872	1,839	997		36		2,872
Total unit costs	118,876	166,457	90,204		3,281		259,942
Revenue adjustments, primarily for pricing on
prior period open sales	(10,121)	(10,121)	-		-		(10,121)
PT Smelting intercompany profit elimination	(10,273)	(6,578)	(3,565)		(130)		(10,273)
Gross profit	$111,908	$68,022	$42,346		$1,540		$111,908

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$392,244	$172,371	$33,417
Net noncash and nonrecurring costs per above	N/A	2,872	N/A
Less: Treatment charges per above	(43,407)	N/A	N/A
Royalty per above	(7,875)	N/A	N/A
Revenue adjustments, primarily for pricing on
prior period open sales per above	(10,121)	N/A	N/A
Mining and exploration segment	330,841	175,243	33,417
Smelting and refining segment	171,736	201,542	7,028
Eliminations and other	(16,243)	(5,106)	2,145
As reported in FCX’s consolidated financial
statements	$486,334	$371,679	$42,590

a.
Net of deferred mining costs totaling $31.5 million or 15.4¢ per pound. Upon adoption of EITF Issue No. 04-6, mining costs will no longer be deferred. See Note 1 of Notes to Consolidated Financial Statements.

b.	Net of deferred mining costs totaling $20.2 million or 9.8¢ per pound for copper, $10.9 million or $31.14 per ounce for gold and $0.4 million or $0.48 per ounce for silver. See Note a above.

Six Months Ended June 30, 2005
	By-Product	Co-Product Method
(In Thousands)	Method	Copper		Gold		Silver		Total
Revenues, after adjustments shown below	$995,096	$995,096		$515,038		$16,506		$1,526,640

Site production and delivery, before net noncash
and nonrecurring costs shown below	414,425 [a]	270,131	[b]	139,813	[b]	4,481	[b]	414,425
Gold and silver credits	(531,544)	-		-		-		-
Treatment charges	139,353	90,833		47,013		1,507		139,353
Royalty on metals	36,519	23,804		12,320		395		36,519
Unit net cash costs	58,753	384,768		199,146		6,383		590,297
Depreciation and amortization	91,142	59,408		30,749		985		91,142
Noncash and nonrecurring costs, net	2,808	1,831		947		30		2,808
Total unit costs	152,703	446,007		230,842		7,398		684,247
Revenue adjustments, primarily for pricing on
prior period open sales	15,016	15,016		-		-		15,016
PT Smelting intercompany profit elimination	(25)	(16)		(9)		-		(25)
Gross profit	$857,384	$564,089		$284,187		$9,108		$857,384

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$1,526,640	$414,425	$91,142
Net noncash and nonrecurring costs per above	N/A	2,808	N/A
Less: Treatment charges per above	(139,353)	N/A	N/A
Royalty per above	(36,519)	N/A	N/A
Revenue adjustments, primarily for pricing on
prior period open sales per above	15,016	N/A	N/A
Mining and exploration segment	1,365,784	417,233	91,142
Smelting and refining segment	604,013	585,486	14,230
Eliminations and other	(263,823)	(247,127)	5,713
As reported in FCX’s consolidated financial
statements	$1,705,974	$755,592	$111,085

a.
Net of deferred mining costs totaling $52.8 million or 8.2¢ per pound. Upon adoption of EITF Issue No. 04-6, mining costs will no longer be deferred. See Note 1 of Notes to Consolidated Financial Statements.

b.	Net of deferred mining costs totaling $34.4 million or 5.4¢ per pound for copper, $17.8 million or $14.70 per ounce for gold and $0.6 million or $0.25 per ounce for silver. See Note a above.

Six Months Ended June 30, 2004
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold		Silver		Total
Revenues, after adjustments shown below	$388,717	$388,717	$187,310		$8,743		$584,770

Site production and delivery, before net noncash
and nonrecurring costs shown below	323,546 [a]	215,073 [b]	103,636	[b]	4,837	[b]	323,546
Gold and silver credits	(196,053)	-	-		-		-
Treatment charges	67,393	44,798	21,587		1,008		67,393
Royalty on metals	12,722	8,457	4,075		190		12,722
Unit net cash costs	207,608	268,328	129,298		6,035		403,661
Depreciation and amortization	50,603	33,637	16,209		757		50,603
Noncash and nonrecurring costs, net	2,969	1,974	951		44		2,969
Total unit costs	261,180	303,939	146,458		6,836		457,233
Revenue adjustments, primarily for pricing on
prior period open sales	13,370	13,370	-		-		13,370
PT Smelting intercompany profit elimination	(1,956)	(1,300)	(627)		(29)		(1,956)
Gross profit	$138,951	$96,848	$40,225		$1,878		$138,951

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$584,770	$323,546	$50,603
Net noncash and nonrecurring costs per above	N/A	2,969	N/A
Less: Treatment charges per above	(67,393)	N/A	N/A
Royalty per above	(12,722)	N/A	N/A
Revenue adjustments, primarily for pricing on
prior period open sales per above	13,370	N/A	N/A
Mining and exploration segment	518,025	326,515	50,603
Smelting and refining segment	382,953	413,658	14,095
Eliminations and other	(54,459)	(92,882)	3,302
As reported in FCX’s consolidated financial
statements	$846,519	$647,291	$68,000

a.
Net of deferred mining costs totaling $57.7 million or 18.6¢ per pound. Upon adoption of EITF Issue No. 04-6, mining costs will no longer be deferred. See Note 1 of Notes to Consolidated Financial Statements.

b.	Net of deferred mining costs totaling $38.4 million or 12.4¢ per pound for copper, $18.5 million or $38.92 per ounce for gold and $0.9 million or $0.63 per ounce for silver. See Note a above.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Smelting and refining segment production costs reported
in FCX’s consolidated financial statements	$321,909	$201,542 [a]	$585,486	$413,658 [a]
Less:
Raw material purchase costs	(209,199)	(70,935)	(406,470)	(167,878)
Production costs of wire rod and wire	- [b]	(55,561)	- [b]	(84,291)
Production costs of anodes sold	(2,368)	(612)	(5,766)	(1,108)
Other	179	(8,099)	(1,034)	(3,359)
Credits:
Gold and silver revenues	(78,473)	(21,265)	(110,421)	(74,023)
Acid and other by-product revenues	(7,291)	(6,607)	(14,591)	(12,371)
Production costs used in calculating cathode cash unit
cost per pound	$24,757	$38,463	$47,204	$70,628
Pounds of cathode produced	137,800	67,500	269,500	196,300
Cathode cash unit cost per pound	$0.18	$0.57	$0.18	$0.36

a.	Includes $23.5 million, $0.35 per pound, in the 2004 quarter and $27.5 million, $0.14 per pound, in the 2004 six-month period for costs related to Atlantic Copper’s major maintenance turnaround.
b.	Atlantic Copper sold its wire rod and wire assets in December 2004.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating costs - PT Smelting (100%)	$17,623	$18,821	$36,074	$33,760
Add: Gold and silver refining charges	1,119	552	2,075	1,712
Less: Acid and other by-product revenues	(3,641)	(2,829)	(7,502)	(5,482)
Production cost of anodes sold	-	-	(12)	(12)
Other	(400)	2,315	(886)	1,585
Production costs used in calculating cathode cash unit
cost per pound	$14,701	$18,859	$29,749	$31,563
Pounds of cathode produced	146,100	86,900	289,600	183,900
Cathode cash unit cost per pound	$0.10	$0.22	$0.10	$0.17

Three Months Ended		Six Months Ended
June 30,		June 30,
2005	2004	2005	2004

Reconciliation to Amounts Reported
Operating costs per above	$(17,623)	$(18,821)	$(36,074)	$(33,760)
Other costs	(312,792)	(154,611)	(590,943)	(334,906)
Revenue and other income	340,904	163,482	648,130	357,524
PT Smelting net income (loss)	10,489	(9,950)	21,113	(11,142)

PT Freeport Indonesia’s 25% equity interest	2,622	(2,488)	5,278	(2,786)
Amortization of excess investment cost	(60)	(60)	(120)	(120)
Equity in PT Smelting earnings (losses) reported in
FCX’s consolidated financial statements	$2,562	$(2,548)	$5,158	$(2,906)

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
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

(b) Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the second quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth common shares we repurchased during the three-month period ended June 30, 2005.

			Current Program[a]
Period	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased	Shares Available for Purchase

April 1 to 30, 2005	1,349,200	$34.57	1,349,200	15,266,200

May 1 to 31, 2005	1,022,000	32.87	1,022,000	14,244,200

June 1 to 30, 2005	-	-	-	14,244,200

Total	2,371,200	33.83	2,371,200

a.
In October 2003, our Board of Directors approved a new open market share purchase program for up to 20 million shares, which replaced our previous program. The program does not have an expiration date.

Item 4.  Submission of Matters to a Vote of Security Holders.
Our annual meeting of stockholders was held on May 5, 2005 (the “Annual Meeting”). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The following matters were submitted to a vote of security holders during our Annual Meeting:

	Votes Cast For	Authority Withheld
1. Election of Directors:
Robert J. Allison, Jr.	152,377,020	10,156,619
Robert A. Day	160,601,371	1,932,268
H. Devon Graham, Jr.	155,461,400	7,072,239
Bobby Lee Lackey	155,410,168	7,123,471
Gabrielle K. McDonald	156,386,530	6,147,109
James R. Moffett	159,491,805	3,041,834
B. M. Rankin, Jr.	156,320,889	6,212,750
J. Stapleton Roy	156,390,264	6,143,735
J. Taylor Wharton	155,465,455	7,068,184

There were no abstentions with respect to the election of directors. In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Gerald J. Ford and J. Bennett Johnston.

	For	Against	Abstentions	Broker Non-Votes
2. Ratification of Ernst & Young LLP as
independent auditors	161,140,536	212,899	981,657	-
3. Proposal to adopt 2005 Annual Incentive
Plan	146,707,677	14,409,593	1,217,822	-
4. Stockholder proposal regarding a
majority vote requirement to elect
directors	70,173,503	63,573,342	1,415,383	27,172,864
5. Stockholder proposal urging
management review its policies
relating to financial support of the
Indonesian Government security
personnel	8,956,505	116,455,414	9,750,309	27,172,864

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

Date: August 3, 2005

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

Executive Compensation Plans and Arrangements (Exhibits 10.8 through 10.55)

10.8
Annual Incentive Plan of FCX as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1998 (the FCX 1998 Form 10-K).

10.9	FCX Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.13 to the FCX 1998 Form 10-K.

10.10	FCX President’s Award Program. Incorporated by reference to Exhibit 10.7 to the FCX November 5, 2001 Form S-3.

10.11	FCX Adjusted Stock Award Plan. Incorporated by reference to Exhibit 10.12 to the FCX 2003 Form 10-K.

10.12	FCX 1995 Stock Option Plan. Incorporated by reference to Exhibit 10.13 to the FCX 2003 Form 10-K.

10.13	FCX 1999 Stock Incentive Plan.

10.14	Form of Notice of Grant of Nonqualified Stock Options under the 1999 Stock Incentive Plan.

10.15	Form of Restricted Stock Unit Agreement under the 1999 Stock Incentive Plan.

10.16	Form of Performance-Based Restricted Stock Unit Agreement under the 1999 Stock Incentive Plan.

10.17	FCX 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.19 to the Annual Report of FCX on Form 10-K for the year ended December 31, 1999 (the FCX 1999 Form 10-K).

10.18
FCX Stock Appreciation Rights Plan dated May 2, 2000. Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2001 (the FCX 2001 Second Quarter Form 10-Q).

10.19	FCX 2003 Stock Incentive Plan.

10.20	Form of Notice of Grant of Nonqualified Stock Options under the 2003 Stock Incentive Plan.

10.21	Form of Restricted Stock Unit Agreement under the 2003 Stock Incentive Plan.

10.22	Form of Performance-Based Restricted Stock Unit Agreement under the 2003 Stock Incentive Plan.

10.23	FCX 1995 Stock Option Plan for Non-Employee Directors.

10.24	FCX 2004 Director Compensation Plan.

10.25	FCX Director Compensation. Incorporated by reference to Exhibit 10.25 to the FCX 2004 Form 10-K.

10.26	FCX Supplemental Executive Retirement Plan dated February 26, 2004. Incorporated by reference to Exhibit 10.26 to the FCX 2004 Form 10-K.

10.27	Amendment No. 1 to FCX Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FCX dated May 3, 2005.

10.28	FCX 2005 Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FCX dated May 5, 2005.

10.29	Amended Financial Counseling and Tax Return Preparation and Certification Program of FCX. Incorporated by reference to Exhibit 10.18 to the FCX 2003 First Quarter Form 10-Q.

10.30	FM Services Company Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.19 to the FCX 1998 Form 10-K.

10.31	Amended FM Services Company Financial Counseling and Tax Return Preparation and Certification Program. Incorporated by reference to Exhibit 10.20 to the FCX 2003 First Quarter Form 10-Q.

10.32
Consulting Agreement dated as of December 22, 1988, with Kissinger Associates, Inc. (Kissinger Associates). Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1997 (the FCX 1997 Form 10-K).

10.33	Letter Agreement dated May 1, 1989, with Kent Associates, Inc. (Kent Associates, predecessor in interest to Kissinger Associates). Incorporated by reference to Exhibit 10.22 to the FCX 1997 Form 10-K.

10.34
Letter Agreement dated January 27, 1997, among Kissinger Associates, Kent Associates, FCX, Freeport-McMoRan Inc., and FMS. Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2001 (the FCX 2001 Form 10-K).

10.35
Supplemental Consulting Agreement with Kissinger Associates and Kent Associates, effective as of January 1, 2005. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of FCX filed on December 30, 2004 (the FCX December 30, 2004 Form 8-K).

10.36
Agreement for Consulting Services between FTX and B. M. Rankin, Jr. effective as of January 1, 1990 (assigned to FMS as of January 1, 1996). Incorporated by reference to Exhibit 10.24 to the FCX 1997 Form 10-K.

10.37	Supplemental Agreement between FMS and B. M. Rankin, Jr. dated December 15, 1997. Incorporated by reference to Exhibit 10.25 to the FCX 1997 Form 10-K.

10.38	Supplemental Letter Agreement between FMS and B. M. Rankin, Jr., effective as of January 1, 2005. Incorporated by reference to Exhibit 10.36 to the FCX 2004 Form 10-K.

10.39	Letter Agreement effective as of January 7, 1997, between Senator J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.31 to the FCX 2001 Form 10-K.

10.40
Supplemental Letter Agreement dated July 14, 2003, between J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2003.

10.41	Supplemental Consulting Agreement between FMS and J. Bennett Johnston, Jr., effective as of January 1, 2005. Incorporated by reference to Exhibit 10.1 to the FCX December 30, 2004 Form 8-K.

10.42	Supplemental Letter Agreement between FMS and J. Bennett Johnston, Jr., dated January 18, 2005. Incorporated by reference to Exhibit 10.40 to the FCX 2004 Form 10-K.

10.43	Letter Agreement dated November 1, 1999, between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.33 to the FCX 1999 Form 10-K.

10.44	Supplemental Letter Agreement, between FMS and Gabrielle K. McDonald, effective as of January 1, 2005. Incorporated by reference to Exhibit 10.3 to the FCX December 30, 2004 Form 8-K.

10.45	Executive Employment Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.35 to the FCX 2001 Second Quarter Form 10-Q.

10.46	Executive Employment Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.36 to the FCX 2001 Second Quarter Form 10-Q.

10.47	Change of Control Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.37 to the FCX 2001 Second Quarter Form 10-Q.

10.48	Change of Control Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.38 to the FCX 2001 Second Quarter Form 10-Q.

10.49	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.36 to the FCX 2003 Form 10-K.

10.50	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.37 to the FCX 2003 Form 10-K.

10.51	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.38 to the FCX 2003 Form 10-K.

10.52	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.39 to the FCX 2003 Form 10-K.

10.53	Change of Control Agreement dated February 3, 2004, between FCX and Michael J. Arnold. Incorporated by reference to Exhibit 10.40 to the FCX 2003 Form 10-K.

10.54	Change of Control Agreement dated February 3, 2004, between FCX and Mark J. Johnson. Incorporated by reference to Exhibit 10.41 to the FCX 2003 Form 10-K.

10.55	Change of Control Agreement dated February 3, 2004, between FCX and Kathleen L. Quirk. Incorporated by reference to Exhibit 10.42 to the FCX 2003 Form 10-K.

15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d - 14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d - 14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.