Form 10-Q
period 2005-09-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2005-11-03
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number: 1-9916

Freeport-McMoRan Copper & Gold Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2480931
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1615 Poydras Street
New Orleans, Louisiana*	70112
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

On September 30, 2005, there were issued and outstanding 184,044,962 shares of the registrant’s Class B Common Stock, par value $0.10 per share.

* In the aftermath of Hurricane Katrina, Freeport-McMoRan Copper & Gold Inc. has temporarily moved its corporate headquarters to 5353 Essen Lane, Suite 350, Baton Rouge, Louisiana 70809, office telephone (225) 765-2200.

FREEPORT-McMoRan COPPER & GOLD INC.

FREEPORT-McMoRan COPPER & GOLD INC.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2005	2004
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$392,845	$551,450
Restricted cash	500	500
Accounts receivable	418,689	435,062
Inventories	450,031	466,712
Prepaid expenses and other	13,129	6,223
Total current assets	1,275,194	1,459,947
Property, plant, equipment and development costs, net	3,120,311	3,199,292
Deferred mining costs	289,025	220,415
Other assets	142,097	159,539
Investment in PT Smelting	51,154	47,802
Total assets	$4,877,781	$5,086,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$440,229	$386,590
Current portion of long-term debt and short-term borrowings	195,581	78,214
Accrued income taxes	160,641	92,346
Rio Tinto share of joint venture cash flows	68,292	60,224
Unearned customer receipts	57,570	33,021
Accrued interest payable	15,635	47,167
Total current liabilities	937,948	697,562
Long-term debt, less current portion:
Senior notes	746,021	911,336
Convertible senior notes	386,565	575,000
Equipment and other loans	57,901	67,624
Atlantic Copper debt	33	4,426
Redeemable preferred stock	-	179,880
PT Puncakjaya Power bank debt	-	135,426
Total long-term debt, less current portion	1,190,520	1,873,692
Accrued postretirement benefits and other liabilities	204,177	200,228
Deferred income taxes	909,141	932,416
Minority interests	187,976	219,448
Stockholders' equity:
Convertible perpetual preferred stock	1,100,000	1,100,000
Class B common stock	29,310	28,496
Capital in excess of par value of common stock	2,090,782	1,852,816
Retained earnings	762,823	604,680
Accumulated other comprehensive income	7,181	11,342
Common stock held in treasury	(2,542,077)	(2,433,685)
Total stockholders’ equity	1,448,019	1,163,649
Total liabilities and stockholders’ equity	$4,877,781	$5,086,995

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In Thousands, Except Per Share Amounts)
Revenues	$983,270	$600,556	$2,689,244	$1,447,075
Cost of sales:
Production and delivery	434,368	368,016	1,189,960	1,015,307
Depreciation and amortization	61,646	55,755	172,731	123,755
Total cost of sales	496,014	423,771	1,362,691	1,139,062
Exploration expenses	2,159	1,963	6,421	6,977
General and administrative expenses	25,546	26,186	72,539	64,322
Total costs and expenses	523,719	451,920	1,441,651	1,210,361
Operating income	459,551	148,636	1,247,593	236,714
Equity in PT Smelting earnings (losses)	1,315	2,678	6,473	(228)
Interest expense, net	(33,330)	(37,848)	(106,170)	(110,577)
Losses on early extinguishment and
conversion of debt	(38,416)	(11)	(38,379)	(14,011)
Other income, net	3,605	373	19,700	3,547
Income before income taxes and minority
interests	392,725	113,828	1,129,217	115,445
Provision for income taxes	(186,712)	(71,343)	(539,424)	(127,894)
Minority interests in net income of
consolidated subsidiaries	(25,083)	(10,227)	(72,971)	(12,914)
Net income (loss)	180,930	32,258	516,822	(25,363)
Preferred dividends	(15,125)	(15,125)	(45,375)	(30,366)
Net income (loss) applicable to common stock	$165,805	$17,133	$471,447	$(55,729)

Net income (loss) per share of common stock:
Basic	$0.93	$0.10	$2.64	$(0.30)
Diluted	$0.86	$0.10	$2.48	$(0.30)
Average common shares outstanding:
Basic	177,895	177,137	178,513	183,426
Diluted	219,824	179,805	220,285	183,426

Dividends paid per share of common stock	$0.75	$0.20	$1.75	$0.60

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(In Thousands)
Cash flow from operating activities:
Net income (loss)	$516,822	$(25,363)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	172,731	123,755
Losses on early extinguishment and conversion of debt	38,379	14,011
Deferred income taxes	(24,085)	76,107
Equity in PT Smelting (earnings) losses	(6,473)	228
Minority interests' share of net income	72,971	12,914
Increase in deferred mining costs	(68,610)	(81,383)
Amortization of deferred financing costs	5,979	6,509
Currency translation gains	(4,924)	(1,086)
Elimination of profit on PT Freeport Indonesia sales to PT Smelting	3,120	2,473
Provision for inventory obsolescence	4,500	3,050
Other	17,888	5,825
(Increases) decreases in working capital:
Accounts receivable	5,582	(60,280)
Inventories	7,772	(59,879)
Prepaid expenses and other	(5,696)	(43,299)
Accounts payable and accrued liabilities	56,084	35,394
Rio Tinto share of joint venture cash flows	8,068	(31,994)
Accrued income taxes	82,919	(39,866)
(Increase) decrease in working capital	154,729	(199,924)
Net cash provided by (used in) operating activities	883,027	(62,884)
Cash flow from investing activities:
PT Freeport Indonesia capital expenditures	(85,793)	(90,111)
Atlantic Copper and other capital expenditures	(9,814)	(18,295)
Proceeds from insurance settlement	2,016	-
Investment in PT Smelting and other	-	(1,463)
Sale of restricted investments	-	21,804
Decrease in Atlantic Copper restricted cash	-	11,000
Net cash used in investing activities	(93,591)	(77,065)
Cash flow from financing activities:
Net proceeds from sale of senior notes	-	344,354
Proceeds from other debt	47,308	80,208
Repayments of debt	(447,808)	(379,427)
Redemption of preferred stock	(12,716)	(13,664)
Net proceeds from sale of convertible perpetual preferred stock	-	1,067,000
Purchase of FCX common shares from Rio Tinto	-	(881,868)
Purchases of other FCX common shares	(80,227)	(99,477)
Cash dividends paid:
Common stock	(312,936)	(109,406)
Preferred stock	(45,376)	(20,345)
Minority interests	(104,773)	(1,172)
Net proceeds from exercised stock options	8,508	5,765
Bank credit facilities fees and other	(21)	(1,561)
Net cash used in financing activities	(948,041)	(9,593)
Net decrease in cash and cash equivalents	(158,605)	(149,542)
Cash and cash equivalents at beginning of year	551,450	463,652
Cash and cash equivalents at end of period	$392,845	$314,110

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NEW ACCOUNTING STANDARDS
Deferred Mining Costs. In the mining industry, the costs of removing overburden and waste material to access mineral deposits are referred to as “stripping costs.” Currently, Freeport-McMoRan Copper & Gold Inc. (FCX) applies the deferred mining cost method in accounting for its post-production stripping costs, which FCX refers to as overburden removal costs. The deferred mining cost method is used by some companies in the metals mining industry; however, industry practice varies. The deferred mining cost method matches the cost of production with the sale of the related metal from the open pit by assigning each metric ton of ore removed an equivalent amount of overburden tonnage, thereby averaging overburden removal costs over the life of the mine. The mining cost capitalized in inventory and the amounts charged to cost of goods sold do not represent the actual costs incurred to mine the ore in any given period. The application of the deferred mining cost method has resulted in an asset on FCX’s balance sheets (“Deferred Mining Costs”) totaling $289.0 million at September 30, 2005, and $220.4 million at December 31, 2004. For further information, see Note 1 in FCX’s 2004 Annual Report on Form 10-K.

In March 2005, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” (EITF 04-6) which requires that stripping costs be considered costs of the extracted minerals and recognized as a component of inventory to be recognized in cost of sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance in EITF 04-6 is effective for financial statements issued for fiscal years beginning after December 15, 2005, with early adoption permitted. Companies may apply this guidance either by recognition of a cumulative effect adjustment to beginning retained earnings in the period of adoption or by restating prior period financial statements. FCX expects to adopt the guidance on January 1, 2006, with the most significant impacts of adoption being the deferred mining costs asset on FCX’s balance sheet on that date will be recorded, net of taxes and minority interest share, as a cumulative effect adjustment to reduce beginning retained earnings and future stripping costs will effectively be charged to cost of sales as incurred. Adoption of the new guidance will have no impact on FCX’s cash flows. The pro forma impact of applying EITF 04-6 to the periods reported in this quarterly report on Form 10-Q would be to reduce net income by $7.9 million or $0.04 per diluted share for the third quarter of 2005, $14.5 million or $0.08 per share for the third quarter of 2004 and $36.0 million or $0.16 per diluted share for the 2005 nine-month period, and to increase the net loss by $42.5 million or $0.23 per share for the 2004 nine-month period. These pro forma amounts are not necessarily indicative of what charges may be for future periods.

Stock-Based Payments. Refer to Note 1 in FCX’s 2004 Annual Report on Form 10-K for FCX’s accounting for share-based payments, including stock options. Through September 30, 2005, FCX has accounted for grants of employee stock options under the recognition principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation costs for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. If FCX had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which requires stock-based compensation to be recognized based on the use of a fair value method, FCX’s net income would have been reduced by $3.2 million, $0.02 per basic share and no change in earnings per diluted share, for the third quarter of 2005, $1.5 million, $0.01 per share, for the third quarter of 2004 and $9.5 million, $0.05 per basic share and $0.03 per diluted share, for the first nine months of 2005. FCX’s net loss for the first nine months of 2004 would have been increased by $3.7 million, $0.02 per share.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R’s effective date is fiscal periods beginning after June 15, 2005. FCX is still reviewing the provisions of SFAS No. 123R and expects to adopt SFAS No. 123R on January 1, 2006. Based on currently outstanding employee stock options, FCX currently estimates the pro forma charge to earnings before taxes and minority interest sharing for the full year 2005 would total approximately $22 million, and the pro forma reduction in net income would be approximately $13 million, $0.07 per share using average basic shares outstanding for the third quarter of 2005. These 2005 pro forma amounts are not necessarily indicative of what charges may be for future periods.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) before preferred dividends	$180,930	$32,258	$516,822	$(25,363)
Preferred dividends	(15,125)	(15,125)	(45,375)	(30,366)
Net income (loss) applicable to common stock	165,805	17,133	471,447	(55,729)
Plus income impact of assumed conversion of:
5½% Convertible Perpetual Preferred Stock	15,125	-	45,375	-
7% Convertible Senior Notes	9,177	-	29,786	-
Diluted net income (loss) applicable to common stock	$190,107	$17,133	$546,608	$(55,729)

Weighted average common shares outstanding	177,895	177,137	178,513	183,426
Add: Shares issuable upon conversion of:
5½% Convertible Perpetual Preferred Stock	21,224	-	21,097	-
7% Convertible Senior Notes	18,410	-	18,553	-
Dilutive stock options	1,817	2,188	1,642	-
Restricted stock	478	480	480	-
Weighted average common shares outstanding for
purposes of calculating diluted net income (loss)
per share	219,824	179,805	220,285	183,426

Diluted net income (loss) per share of common stock	$0.86	$0.10	$2.48	$(0.30)

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004		2005	2004
Weighted average outstanding options	-	1,161		1,821	1,169
Weighted average exercise price	-	$36.77		$36.98	$36.34

Dividends on 5½% Convertible Perpetual Preferred Stock	-	$15,125		-	$30,418	[a]
Weighted average shares issuable upon conversion	-	20,682		-	13,936	[a]

Interest on 7% Convertible Senior Notes	-	$10,357	[b]	-	$31,072	[b]
Weighted average shares issuable upon conversion	-	18,625		-	18,625

Interest on 8¼% Convertible Senior Notes	N/A	$466	[b]	N/A	$3,829	[b]
Weighted average shares issuable upon conversion	N/A	1,364		N/A	4,097

a.	FCX’s 5½% Convertible Perpetual Preferred Stock was issued on March 30, 2004.
b.	Amounts are net of the effective United States federal alternative minimum tax rate of two percent.

Stock-Based Compensation Plans. As of September 30, 2005, FCX has four stock-based employee compensation plans and two stock-based director compensation plans, which are more fully described in Note 7 of FCX’s 2004 Annual Report on Form 10-K. As discussed in Note 1, FCX accounts for options granted under all of its plans using the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Because all the plans require that the option exercise price be at least the market price on the date of grant, FCX recognizes no compensation expense on the grant or exercise of its employees’ and directors’ options. The following table illustrates the effect on net income and earnings per share if FCX had applied the fair value recognition provisions of SFAS No. 123, as discussed in Note 1 (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) applicable to common stock, as reported	$165,805	$17,133	$471,447	$(55,729)
Add: Stock-based employee compensation expense
included in reported net income (loss) for stock option
conversions, stock appreciation rights (SARs) and
restricted stock units, net of taxes and minority interests	4,675	2,252	9,132	2,626
Deduct: Total stock-based employee compensation
expense determined under fair value-based method for
all awards, net of taxes and minority interests	(7,892)	(3,766)	(18,646)	(6,349)
Pro forma net income (loss) applicable to common stock	$162,588	$15,619	$461,933	$(59,452)

Earnings (loss) per share:
Basic - as reported	$0.93	$0.10	$2.64	$(0.30)
Basic - pro forma	$0.91	$0.09	$2.59	$(0.32)

Diluted - as reported	$0.86	$0.10	$2.48	$(0.30)
Diluted - pro forma	$0.86	$0.09	$2.45	$(0.32)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004[a]	2005	2004
Fair value per stock option	$14.52	N/A	$13.97	$15.00
Risk-free interest rate	3.8%	N/A	3.9%	3.7%
Expected volatility rate	45%	N/A	46%	49%
Expected life of options (in years)	6	N/A	6	6
Assumed annual dividend	$1.00	N/A	$1.00	$0.80

a.	No options were granted in the third quarter of 2004.

See Note 1 above and Note 1 in FCX’s Annual Report on Form 10-K for a discussion of SFAS No. 123R.

3.	BUSINESS SEGMENTS
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

	Mining and Exploration		Smelting and Refining		Eliminations and Other	FCX Total
	(In Thousands)
Three months ended September 30, 2005:
Revenues	$771,190	[a]	$378,412		$(166,332)	$983,270
Production and delivery	247,001		351,517		(164,150)[b]	434,368
Depreciation and amortization	51,143		7,415		3,088	61,646
Exploration expenses	2,099		-		60	2,159
General and administrative expenses	38,394	[c]	2,268		(15,116)[c]	25,546
Operating income	$432,553		$17,212		$9,786	$459,551
Equity in PT Smelting earnings	$-		$1,315		$-	$1,315
Interest expense, net	$5,342		$4,140		$23,848	$33,330
Provision for income taxes	$146,610		$-		$40,102	$186,712
Capital expenditures	$32,447		$1,444		$2,425	$36,316
Total assets	$3,889,800	[d]	$723,149	[e]	$264,832	$4,877,781

Three months ended September 30, 2004:
Revenues	$447,876	[a]	$222,184		$(69,504)	$600,556
Production and delivery	198,872		223,384		(54,240)[b]	368,016
Depreciation and amortization	46,135		7,114		2,506	55,755
Exploration expenses	1,939		-		24	1,963
General and administrative expenses	21,451	[c]	3,248		1,487 [c]	26,186
Operating income (loss)	$179,479		$(11,562)		$(19,281)	$148,636
Equity in PT Smelting earnings	$-		$2,678		$-	$2,678
Interest expense, net	$5,133		$3,300		$29,415	$37,848
Provision for income taxes	$62,729		$-		$8,614	$71,343
Capital expenditures	$30,526		$3,038		$2	$33,566
Total assets	$3,713,690	[d]	$723,839	[e]	$345,535	$4,783,064

Nine months ended September 30, 2005:
Revenues	$2,136,974	[a]	$982,425		$(430,155)	$2,689,244
Production and delivery	664,234		937,003		(411,277)[b]	1,189,960
Depreciation and amortization	142,285		21,645		8,801	172,731
Exploration expenses	6,263		-		158	6,421
General and administrative expenses	90,001	[c]	8,173		(25,635)[c]	72,539
Operating income (loss)	$1,234,191		$15,604		$(2,202)	$1,247,593
Equity in PT Smelting earnings	$-		$6,473		$-	$6,473
Interest expense, net	$16,966		$12,332		$76,872	$106,170
Provision for income taxes	$429,936		$-		$109,488	$539,424
Capital expenditures	$85,955		$7,307		$2,345	$95,607

Nine months ended September 30, 2004:
Revenues	$965,901	[a]	$605,137		$(123,963)	$1,447,075
Production and delivery	525,387		637,042		(147,122)[b]	1,015,307
Depreciation and amortization	96,738		21,209		5,808	123,755
Exploration expenses	6,807		-		170	6,977
General and administrative expenses	114,802	[c]	9,344		(59,824)[c]	64,322
Operating income (loss)	$222,167		$(62,458)		$77,005	$236,714
Equity in PT Smelting losses	$-		$228		$-	$228
Interest expense, net	$16,346		$10,071		$84,160	$110,577
Provision for income taxes	$80,672		$-		$47,222	$127,894
Capital expenditures	$90,229		$18,295		$(118)	$108,406

a.
Includes PT Freeport Indonesia’s sales to PT Smelting totaling $214.1 million in the 2005 quarter, $181.6 million in the 2004 quarter, $643.1 million in the 2005 nine-month period and $474.8 million in the 2004 nine-month period.

b.
Includes deferral of intercompany profits on 25 percent of PT Freeport Indonesia’s sales to PT Smelting, for which the final sale to third parties has not occurred, totaling $3.1 million in the 2005 quarter, $0.5 million in the 2004 quarter, $3.1 million in the 2005 nine-month period and $2.5 million in the 2004 nine-month period.

c.
Includes charges to the mining and exploration segment for the in-the-money value of FCX stock option exercises which are eliminated in consolidation totaling $16.7 million in the 2005 quarter, $2.4 million in the 2004 quarter, $34.1 million in the 2005 nine-month period and $69.3 million in the 2004 nine-month period.

d.	Includes PT Freeport Indonesia’s trade receivables with PT Smelting totaling $98.2 million at September 30, 2005, and $59.0 million at September 30, 2004.
e.	Includes PT Freeport Indonesia’s equity investment in PT Smelting totaling $51.2 million at September 30, 2005, and $56.6 million at September 30, 2004.

4.	INVENTORIES
The components of inventories follow (in thousands):
		September 30,	December 31,
		2005	2004
PT Freeport Indonesia:	Concentrates - Average cost	$9,468	$11,830
Atlantic Copper:	Concentrates - First in, first out (FIFO)	101,222	148,246
	Work in process - FIFO	93,254	86,710
	Finished goods - FIFO	1,127	6,479
Total product inventories		205,071	253,265
Total materials and supplies, net		244,960	213,447
Total inventories		$450,031	$466,712

The average cost method was used to determine the cost of essentially all materials and supplies inventory. Materials and supplies inventory is net of obsolescence reserves totaling $17.2 million at September 30, 2005 and $17.1 million at December 31, 2004.

5.	DEBT AND EQUITY TRANSACTIONS
As of September 30, 2005, FCX had total outstanding debt of $1.39 billion. Debt was reduced by $565.8 million during the first nine months of 2005, primarily reflecting the following transactions:

•	first-quarter prepayment of $187.0 million of bank debt associated with PT Puncakjaya Power’s power-generating facilities at PT Freeport Indonesia’s mining operations;
•	first-quarter purchases in open market transactions of $11.0 million of 7.50% Senior Notes due 2006 and 7.20% Senior Notes due 2026;
•	third-quarter purchases in open market transactions of $149.9 million of 10⅛% Senior Notes due 2010 and $4.5 million of 7.5% Senior Notes due 2006; and
•	third-quarter privately negotiated transactions to induce conversion of $188.4 million of 7% Convertible Senior Notes due 2011 into 6.1 million shares of FCX common stock.

FCX recorded net charges of $38.4 million, $30.3 million to net income or $0.14 per share, in the third quarter and first nine months of 2005 as a result of these transactions. On August 1, 2005, FCX funded the seventh of eight scheduled annual redemption payments on its Silver-Denominated Preferred Stock for $17.5 million. The mandatory redemption resulted in a $12.5 million decrease in debt and a reduction of revenues of $5.0 million, $2.6 million to net income or $0.01 per share, in the third quarter of 2005.

In October 2005, FCX induced conversion of an additional $21.0 million of 7% Convertible Senior Notes due 2011 into 0.7 million shares of FCX common stock and purchased in open market transactions an additional $18.4 million of 10⅛% Senior Notes due 2010. FCX expects to record a net charge of $4.4 million, $3.4 million to net income, in the fourth quarter of 2005 as a result of these transactions.

6.	EMPLOYEE BENEFITS
The components of net periodic pension benefit cost for the three months ended September 30, 2005 and 2004 follow (in thousands):

	FCX		PT Freeport Indonesia		Atlantic Copper
	2005	2004	2005	2004	2005	2004
Service cost	$180	$213	$850	$810	$-	$-
Interest cost	480	901	888	812	1,199	1,266
Expected return on plan assets	(118)	(300)	(333)	(441)	-	-
Amortization of prior service cost	1,057	944	212	234	-	-
Amortization of net actuarial loss	-	-	168	69	224	223
Net periodic benefit cost	$1,599	$1,758	$1,785	$1,484	$1,423	$1,489

The components of net periodic pension benefit cost for the nine months ended September 30, 2005 and 2004 follow (in thousands):

	FCX		PT Freeport Indonesia		Atlantic Copper
	2005	2004	2005	2004	2005	2004
Service cost	$524	$497	$2,681	$2,512	$-	$-
Interest cost	1,594	1,894	2,800	2,519	3,727	3,809
Expected return on plan assets	(374)	(369)	(1,052)	(1,369)	-	-
Amortization of prior service cost	3,020	2,832	668	725	-	-
Amortization of net actuarial loss	-	-	531	215	696	672
Net periodic benefit cost	$4,764	$4,854	$5,628	$4,602	$4,423	$4,481

7.	INTEREST COST
Interest expense excludes capitalized interest of $1.1 million in the third quarter of 2005, $0.8 million in the third quarter of 2004, $2.9 million in the first nine months of 2005 and $1.9 million in the first nine months of 2004.

8.	COMPREHENSIVE INCOME
A summary of FCX’s comprehensive income is shown below (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$180,930	$32,258	$516,822	$(25,363)
Other comprehensive income (loss):
Change in unrealized derivatives’ fair value, net of taxes
of $1.8 million for the three months ended
September 30, 2005, $(0.9) million for the three months
ended September 30, 2004, $2.9 million for the nine
months ended September 30, 2005 and $(0.8) million for
the nine months ended September 30, 2004	(2,387)	1,103	(3,732)	989
Reclass to earnings, net of taxes of $0.2 million
for the nine months ended September 30, 2005 and
none for the other periods	(20)	319	(115)	1,301
Total comprehensive income (loss)	$178,523	$33,680	$512,975	$(23,073)

9.	RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first nine months of 2005 and 2004 was 11.1 to 1 and 2.0 to 1, respectively. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. (a Delaware Corporation) and subsidiaries as of September 30, 2005 and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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
October 25, 2005

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

We own 90.64 percent of PT Freeport Indonesia, of which 9.36 percent is owned through our wholly owned subsidiary, PT Indocopper Investama. The Government of Indonesia owns the remaining 9.36 percent of PT Freeport Indonesia. In July 2004, we received a request from the Indonesian Department of Energy and Mineral Resources that we offer to sell shares in PT Indocopper Investama to Indonesian nationals at fair market value. In response to this request and in view of the potential benefits of having additional Indonesian ownership in our project, we have agreed to consider a potential sale of an interest in PT Indocopper Investama at fair market value. Neither our Contract of Work nor Indonesian law requires us to divest any portion of our ownership interest in PT Freeport Indonesia or PT Indocopper Investama.

Outlook
Annual sales are expected to approximate 1.47 billion pounds of copper and 2.8 million ounces of gold in 2005, increases of nearly 50 percent for copper and nearly 100 percent for gold compared with 2004. PT Freeport Indonesia expects its fourth-quarter operations to benefit from access to higher grade material and more flexible set-ups for its mining equipment in the high-grade areas of the Grasberg mine than in the third quarter, which we currently anticipate would allow PT Freeport Indonesia to generate sales estimated to approximate 480 million pounds of copper and 1.1 million ounces of gold, 39 percent more than third-quarter copper sales and more than twice the third quarter gold sales. Achieving this high level of production and sales is dependent, among other factors, on the successful operations of PT Freeport Indonesia production facilities and systems, and sales volumes could be reduced if year-end weather conditions or other factors delay concentrate loading operations, which would defer sales volumes to 2006.

Using estimated sales volumes for the fourth quarter of 2005 and assuming average fourth-quarter 2005 prices of $1.75 per pound of copper and $465 per ounce of gold, we would generate operating cash flows approximating $1.4 billion in 2005, with approximately $500 million in the fourth quarter. Each $0.10 per pound change in copper prices in the fourth quarter is currently estimated to affect 2005 cash flows by approximately $24 million and each $25 per ounce change in gold prices is currently estimated to affect 2005 cash flows by approximately $14 million.

At the Grasberg mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production, which impacts sales volumes, particularly for gold. Based on its current mine plan, PT Freeport Indonesia estimates its share of sales for 2006 will approximate 1.4 billion pounds of copper and 1.9 million ounces of gold. Average annual sales volumes over the five-year period from 2005 through 2009 are expected to approximate 1.35 billion pounds of copper and 2.2 million ounces of gold.

Sales volumes may vary from these estimates depending on the areas being mined within the Grasberg open pit. Quarterly variations in sales volumes are expected to vary significantly. Based on current estimates of average annual sales volumes over the next five years and copper prices of approximately $1.75 per pound and gold prices of approximately $465 per ounce, the impact on our annual cash flow for each $0.10 per pound change in copper prices would approximate $69 million, including the effects of price changes on related royalty costs, and for each $25 per ounce change in gold prices would approximate $28 million.

Copper and Gold Markets
As shown in the graphs below, world metal prices for copper have fluctuated during the period from 1992 through October 2005 with the London Metal Exchange (LME) spot copper price varying from a low of approximately $0.60 per pound in 2001 to a high of $1.90 per pound on October 20, 2005, and world gold prices have fluctuated during the period from 1998 through October 2005 from a low of approximately $250 per ounce in 1999 to a high of approximately $479 per ounce on October 12, 2005. Copper and gold prices are affected by numerous factors beyond our control as described further in our Form 10-K for the year ended December 31, 2004.

* Excludes Shanghai stocks, producer, consumer and merchant stocks.

The graph above presents LME spot copper prices and reported stocks of copper at the LME and New York Commodity Exchange (COMEX) through October 31, 2005. Market fundamentals for copper continued to be positive in the first nine months of 2005. LME and COMEX inventories are at levels of less than 75,000 metric tons. Copper prices averaged $1.70 per pound in the third quarter of 2005, with prices ranging from $1.56 per pound to $1.80 per pound. The LME spot copper price closed at $1.86 per pound on October 31, 2005. Global copper demand in the first nine months of 2005 has been lower than expectations; however, disruptions associated with strikes and other operational issues have reduced copper supply and continue to keep inventories at very low levels. Many market analysts expect copper supplies to increase in the near term as smelter capacity is projected to increase and project lower than current prices once supplies begin to grow. Nevertheless, analysts’ price expectations for 2006 are generally higher than they were earlier in the year, partly because of the disruptions discussed above. Future copper prices are expected to continue to be determined by demand from China, economic performance in the United States (U.S.) and other industrialized countries, the timing of the development of new supplies of copper, production levels of mines and copper smelters and other factors. We consider the underlying supply and demand conditions in the global copper markets to be positive for our company.

The environment for gold continues to be positive with gold prices recently reaching new 17-year highs supported by ongoing geopolitical tensions, investment demand for gold as a hedge against inflation, increasing jewelry demand, falling production for older mines, limited development of new mines and actions by gold producers to reduce hedge positions. Gold prices averaged $440 per ounce in the third quarter of 2005, with prices ranging from $418 per ounce to $473 per ounce. The London gold price closed at approximately $471 per ounce on October 31, 2005.

CONSOLIDATED RESULTS

Summary comparative results for the third-quarter and nine-month periods follow (in millions, except per share amounts):

	Third Quarter		Nine Months
	2005	2004	2005	2004
Revenues	$983.3	$600.6	$2,689.2	$1,447.1
Operating income	459.6	148.6	1,247.6	236.7
Net income (loss) applicable to common stock	165.8	17.1	471.4	(55.7)
Diluted net income (loss) per share of common stock	0.86	0.10	2.48	(0.30)

Consolidated revenues include PT Freeport Indonesia’s sale of copper concentrates, which also contain significant quantities of gold, and the sale by Atlantic Copper of copper anodes, copper cathodes, and gold in anodes and slimes. Consolidated revenues for the third quarter of 2005 and the first nine months of 2005 were significantly higher than consolidated revenues for the 2004 periods, reflecting substantially higher copper and gold sales volumes and prices than the 2004 periods. Third-quarter and nine-month 2004 results were adversely affected by lower ore grades and reduced mill throughput as PT Freeport Indonesia completed efforts to restore safe access to the higher-grade ore areas in its Grasberg open-pit mine following the fourth-quarter 2003 slippage and debris flow events. In addition, Atlantic Copper’s scheduled major maintenance turnaround adversely affected its nine-month 2004 revenues.

At September 30, 2005, we had consolidated embedded derivatives on copper sales totaling 298.6 million pounds recorded at an average price of $1.74 per pound. Final prices on these sales will be established over the next several months pursuant to terms of sales contracts. We estimate that a two-cent change in the average price used for these embedded derivatives and realized prices for these sales would have an approximate $6 million impact on our 2005 consolidated revenues and an approximate $3 million impact on our 2005 consolidated net income.

Third-quarter 2005 consolidated revenues included net additions of $48.8 million ($25.9 million to net income or $0.12 per share) primarily for final pricing of concentrates sold in prior quarters, compared with $13.6 million ($7.0 million to net income or $0.04 per share) to third-quarter 2004 revenues. Nine-month 2005 consolidated revenues included net additions of $8.6 million ($4.5 million to net income or $0.02 per share) compared with $7.3 million ($3.7 million to net income or $0.02 per share), primarily for final pricing of concentrates sold in prior years.

Consolidated revenues and net income vary significantly with fluctuations in the market prices of copper and gold and other factors. Based on PT Freeport Indonesia’s projected share of copper sales for the fourth quarter of 2005 (480 million pounds) and assuming an average price of $1.75 per pound of copper, each $0.10 per pound change in the average price realized in the fourth quarter of 2005 would have an approximate $48 million impact on our fourth-quarter revenues and an approximate $24 million impact on our fourth-quarter net income. A $25 per ounce change in the average price realized in the fourth quarter on PT Freeport Indonesia’s projected share of gold sales for the fourth quarter of 2005 (1.1 million ounces) would have an approximate $28 million impact on our fourth-quarter revenues and an approximate $14 million impact on our fourth-quarter net income.

On limited past occasions, in response to market conditions, we have entered into copper and gold price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. We currently have no copper or gold price protection contracts relating to our mine production. We have outstanding gold-denominated and silver-denominated preferred stock with dividends and redemption amounts determined by commodity prices. Our gold-denominated preferred stock is mandatorily redeemable in February 2006 and the final scheduled redemption for our silver-denominated preferred stock is in August 2006 (see “Capital Resources and Liquidity - Financing Activities”).

Consolidated production and delivery costs were higher for the 2005 periods than the 2004 periods primarily because of higher production costs at PT Freeport Indonesia and higher costs of concentrate purchases at Atlantic Copper caused by increased production volumes and higher metals prices. Consolidated depreciation and amortization expense increased to $61.6 million in the third quarter of 2005 and $172.7 million in the first nine months of 2005, compared with $55.8 million in the third quarter of 2004 and $123.8 million in the first nine months of 2004, primarily because of higher copper sales volumes at PT Freeport Indonesia during the 2005 periods. Exploration expenses totaled $2.2 million in the third quarter of 2005 and $6.4 million in the first nine months of 2005 compared with $2.0 million in the third quarter of 2004 and $7.0 million in the first nine months of 2004 (see “Mining and Exploration - Exploration Activities”). Consolidated general and administrative expenses decreased to $25.5 million in the third quarter of 2005 from $26.2 million in the third quarter of 2004 and increased to $72.5 million in the first nine months of 2005 from $64.3 million in the first nine months of 2004 (see “Other Financial Results”).

Net interest expense decreased to $33.3 million in the third quarter of 2005 from $37.8 million in the third quarter of 2004 primarily because of lower debt levels. Losses on early extinguishment and conversion of debt totaled $38.4 million ($30.3 million to net income or $0.14 per share, net of related reduction of interest expense), for the third quarter and first nine months of 2005 resulting from the open-market purchases of our 10⅛% Senior Notes and 7.5% Senior Notes and the early conversions of our 7% Convertible Senior Notes (see “Capital Resources and Liquidity - Financing Activities”). Losses on early extinguishment and conversion of debt totaled $14.0 million ($7.4 million to net income or $0.04 per share, net of related reduction of interest expense), for the first nine months of 2004 resulting primarily from the early conversions of our 8¼% Convertible Senior Notes (see “Capital Resources and Liquidity - Financing Activities”).

Other income includes interest income of $4.7 million in the third quarter of 2005, $1.0 million in the third quarter of 2004, $11.7 million in the first nine months of 2005 and $4.2 million in the first nine months of 2004. Other income also includes the impact of translating into U.S. dollars Atlantic Copper’s net euro-denominated liabilities, primarily its retiree pension obligations. Changes in the U.S. dollar/euro exchange rate require us to adjust the dollar value of our net euro-denominated liabilities and record the adjustment in earnings. The exchange rate was $1.36 per euro at December 31, 2004, $1.21 per euro at June 30, 2005 and $1.20 per euro at September 30, 2005. Exchange rate effects on our net income from euro-denominated liabilities were gains (losses) of $(1.3) million in the third quarter of 2005, $(0.8) million in the third quarter of 2004, $4.9 million in the first nine months of 2005 and $1.1 million in the first nine months of 2004.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Mining and exploration segment operating income[a]	$449,248	$181,896	$1,268,335	$291,427
Mining and exploration segment interest expense, net	(5,342)	(5,133)	(16,966)	(16,346)
Intercompany operating profit (deferred) recognized	(1,904)	(15,056)	(17,124)	23,563
Income before taxes	442,002	161,707	1,234,245	298,644
Indonesian corporate income tax rate (35%) plus U.S.
alternative minimum tax rate (2%) for 2004	35%	37%	35%	37%
Corporate income taxes	154,701	59,832	431,986	110,498

Approximate PT Freeport Indonesia net income	287,301	101,875	802,259	188,146
Withholding tax on FCX’s equity share	9.064%	9.064%	9.064%	9.064%
Withholding taxes	26,041	9,234	72,717	17,054

PT Indocopper Investama corporate income tax	9,840	3,005	30,921	3,005
Other, net	(3,870)	(728)	3,800	(2,663)
FCX consolidated provision for income taxes	$186,712	$71,343	$539,424	$127,894

FCX consolidated effective tax rate	48%	63%	48%	b

a.
Excludes charges for the in-the-money value of FCX stock option exercises, which are eliminated in consolidation, totaling $16.7 million for the 2005 quarter, $2.4 million for the 2004 quarter, $34.1 million for the 2005 nine-month period and $69.3 million for the 2004 nine-month period.

b.	Rate is not meaningful given the small amount of consolidated income before taxes and minority interests for the 2004 nine-month period.

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

	Third Quarter		Nine Months
	2005	2004	2005	2004
Mining and exploration[a]	$432.6	$179.5	$1,234.2	$222.2
Smelting and refining	17.2	(11.6)	15.6	(62.5)
Intercompany eliminations and other[a,b]	9.8	(19.3)	(2.2)	77.0
FCX operating income	$459.6	$148.6	$1,247.6	$236.7

a.
Includes charges to the mining and exploration segment for the in-the-money value of FCX stock option exercises, which are eliminated in consolidation, totaling $16.7 million in the 2005 quarter, $2.4 million in the 2004 quarter, $34.1 million for the 2005 nine-month period and $69.3 million for the 2004 nine-month period.

b.
We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until their sales of final products to third parties. Changes in the amount of these deferred profits impacted operating income by $(1.9) million in the third quarter of 2005, $(15.1) million in the third quarter of 2004, $(17.1) million in the first nine months of 2005 and $23.6 million in the first nine months of 2004. Our consolidated earnings can fluctuate materially depending on the timing and prices of these sales. At September 30, 2005, our deferred profits to be recognized in future periods’ operating income totaled $98.0 million, $52.0 million to net income, after taxes and minority interest sharing.

MINING AND EXPLORATION

PT Freeport Indonesia Operating Results

	Third Quarter		Nine Months
	2005	2004	2005	2004
PT Freeport Indonesia Operating Data, Net of Rio Tinto’s Interest
Copper (recoverable)
Production (000s of pounds)	344,500	256,400	982,400	572,800
Production (metric tons)	156,300	116,300	445,600	259,800
Sales (000s of pounds)	346,300	261,900	988,100	572,400
Sales (metric tons)	157,100	118,800	448,200	259,600
Average realized price per pound	$1.73	$1.34	$1.67	$1.31
Gold (recoverable ounces)
Production	472,100	337,000	1,672,800	827,200
Sales	475,000	350,000	1,686,700	824,900
Average realized price per ounce	$445.79	$398.89	$431.88	$396.33

PT Freeport Indonesia, 100% Aggregate Operating Data
Ore milled (metric tons per day)	216,300	194,000	209,200	170,100
Average ore grade
Copper (percent)	1.06	.83	1.06	.73
Gold (grams per metric ton)	1.16	.79	1.40	.73
Recovery rates (percent)
Copper	87.8	87.8	88.3	87.1
Gold	80.6	81.3	82.5	81.4
Copper (recoverable)
Production (000s of pounds)	394,700	275,900	1,134,200	623,800
Production (metric tons)	179,100	125,200	514,500	283,000
Sales (000s of pounds)	396,600	282,000	1,140,500	622,900
Sales (metric tons)	179,900	127,900	517,300	282,500
Gold (recoverable ounces)
Production	590,700	358,600	2,082,000	873,500
Sales	594,400	372,300	2,096,200	872,000

Third-quarter sales of 346.3 million pounds of copper and 475,000 ounces of gold were lower than previous estimates of 380 million pounds and 575,000 ounces. Third quarter mining activities included the mining of overburden and low-grade material that will enable large-scale production of high-grade ore during the fourth quarter and the subsequent continuation of the previously announced long-term mine plan for the Grasberg operations, resulting in reduced mining rates in the “6 South” high grade section of the Grasberg open pit and lower than expected ore grades. Production was also affected by an extension to a planned maintenance shutdown of one of PT Freeport Indonesia’s semi-autogenous grinding mills. PT Freeport Indonesia expects fourth quarter operations will benefit from more flexible mining set-ups and access to higher grade material, allowing PT Freeport Indonesia to offset the third quarter shortfall substantially. Fourth-quarter sales are expected to approximate 480 million pounds of copper and 1.1 million ounces of gold.

Mill throughput, which varies depending on ore types being processed, averaged 216,300 metric tons of ore per day in the third quarter of 2005, 194,000 metric tons of ore in the third quarter of 2004, 209,200 metric tons of ore in the first nine months of 2005 and 170,100 metric tons of ore in the first nine months of 2004. Mill rates in the third quarter of 2005 were negatively affected by mill maintenance activities as discussed above. Mill rates are projected to average in excess of 220,000 metric tons of ore per day during the fourth quarter of 2005. Approximate average daily throughput processed at our mill facilities from each of our producing mines follows (metric tons of ore per day):

	Third Quarter		Nine Months
	2005	2004	2005	2004
Grasberg open pit	174,500	150,800	167,200	125,400
Deep Ore Zone underground mine	41,800	43,200	42,000	44,700
Total mill throughput	216,300	194,000	209,200	170,100

Third-quarter 2005 copper ore grades averaged 1.06 percent, compared with 0.83 percent for the third quarter of 2004. Third-quarter 2005 copper recovery rates were 87.8 percent, approximating the year-ago period. For the third quarter of 2005, gold ore grades averaged 1.16 grams per metric ton (g/t), compared with 0.79 g/t for the third quarter of 2004. Gold recovery rates averaged 80.6 percent for the third quarter of 2005, compared with 81.3 percent for the third quarter of 2004. The 2005 grades reflect the return to normal mining operations at Grasberg, including accessing higher grade material in accordance with our mine plan.

Production from the Deep Ore Zone (DOZ) underground mine averaged 41,800 metric tons of ore per day in the third quarter of 2005, representing 19 percent of mill throughput as it continued to perform above design capacity of 35,000 metric tons of ore per day. PT Freeport Indonesia is expanding the capacity of the DOZ underground operation to a sustained rate of 50,000 metric tons per day with the installation of a second crusher and additional ventilation, which are expected to be completed by 2007. PT Freeport Indonesia’s share of capital expenditures for the DOZ expansion totaled $9.2 million in the first nine months of 2005 and is expected to approximate $37 million through the projected 2007 ramp-up, with approximately $7.5 million estimated for the fourth quarter of 2005. The DOZ mine, a block cave operation, is one of the world’s largest underground mines.

In 2004, PT Freeport Indonesia commenced its “Common Infrastructure” project, which will provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. PT Freeport Indonesia’s share of capital expenditures for its Common Infrastructure project totaled $13.1 million in the first nine months of 2005 and is estimated to total approximately $5 million for the fourth quarter of 2005. The Common Infrastructure project is progressing according to plan.

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

PT Freeport Indonesia Revenues

A summary of changes in PT Freeport Indonesia revenues between the periods follows (in millions):

	Third	Nine
	Quarter	Months
PT Freeport Indonesia revenues - prior year period	$447.9	$965.9
Sales volumes:
Copper	113.1	545.0
Gold	49.9	341.5
Price realizations:
Copper	134.3	358.7
Gold	22.3	60.0
Adjustments, primarily for copper pricing on prior period open sales	46.1	(1.5)
Treatment charges, royalties and other	(42.4)	(132.6)
PT Freeport Indonesia revenues - current year period	$771.2	$2,137.0

PT Freeport Indonesia achieved significantly higher production and sales volumes in the 2005 periods compared with the 2004 periods, reflecting higher ore grades and milling rates than the 2004 periods. Copper sales volumes totaled 346.3 million pounds in the third quarter of 2005, 32 percent higher than the 261.9 million pounds reported in the third quarter of 2004. Third-quarter 2005 copper price realizations of $1.73 per pound were $0.39 per pound higher than the third-quarter 2004 realizations of $1.34 per pound. Gold sales volumes totaled 475,000 ounces in the third quarter of 2005, 36 percent higher than the 350,000 ounces reported in the third quarter of 2004. Gold price realizations of $445.79 per ounce in the third quarter of 2005 were nearly $47 an ounce higher than third-quarter 2004 realizations of $398.89 per ounce. For the nine-month periods, copper sales volumes totaled 988.1 million pounds in 2005, nearly 73 percent more than the 572.4 million pounds in 2004, and gold sales volumes totaled 1,686,700 ounces, more than double the 824,900 ounces in 2004. Copper price realizations of $1.67 per pound in the first nine months of 2005 were $0.36 per pound higher than the 2004 period realizations of $1.31 per pound. Gold price realizations of $431.88 per ounce in the first nine months of 2005 were almost $36 an ounce higher than 2004 period realizations of $396.33 per ounce.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. In addition, treatment charges vary based on PT Freeport Indonesia’s customer mix as sales to PT Smelting are subject to a minimum rate (see below). Market rates for treatment and refining charge rates began to increase significantly in late 2004, and PT Freeport Indonesia expects its average 2005 rate to slightly exceed its average 2004 rate. Royalties totaled $20.3 million in the third quarter of 2005 and $56.9 million in the first nine months of 2005 compared with $11.6 million in the third quarter of 2004 and $24.3 million in the first nine months of 2004, reflecting higher sales volumes and metal prices.

Substantially all of PT Freeport Indonesia’s concentrate sales contracts provide final copper pricing in a specified future period based on prices quoted on the LME. PT Freeport Indonesia records revenues and invoices its customers based on LME prices at the time of shipment. Under accounting rules, these terms create an “embedded derivative” in our concentrate sales contracts which must be adjusted to fair value through earnings each period until the date of final copper pricing. PT Freeport Indonesia’s third-quarter 2005 revenues include net additions of $74.7 million for adjustments to the fair value of embedded copper derivatives in concentrate sales contracts, compared with $41.8 million in the third quarter of 2004. PT Freeport Indonesia’s nine-month 2005 revenues included net additions of $96.8 million for adjustments to the fair value of embedded derivatives in concentrate sales contracts, compared with $41.0 million in the 2004 period.

PT Freeport Indonesia expects its share of sales to approximate 1.47 billion pounds of copper and 2.8 million ounces of gold for 2005. PT Freeport Indonesia expects its fourth-quarter operations to benefit from access to higher grade material and more flexible set-ups for its mining equipment in the high-grade areas of the Grasberg mine than in the third quarter, which we currently anticipate would allow PT Freeport Indonesia to generate sales estimated to approximate 480 million pounds of copper and 1.1 million ounces of gold, 39 percent more than third-quarter copper sales and more than twice the third quarter gold sales. Achieving this high level of production and sales is dependent, among other factors, on the successful operations of PT Freeport Indonesia production facilities and systems, and sales volumes could be reduced if year-end weather conditions or other factors delay concentrate loading operations, which would defer sales volumes to 2006.

PT Freeport Indonesia has long-term contracts to provide approximately 60 percent of Atlantic Copper’s copper concentrate requirements at market prices and nearly all of PT Smelting’s copper concentrate requirements. Under the PT Smelting contract, for the first 15 years of PT Smelting’s operations beginning December 1998, the treatment and refining charges on the majority of the concentrate PT Freeport Indonesia provides will not fall below specified minimum rates, subject to renegotiation in 2008. The rate was $0.23 per pound during the period from the commencement of PT Smelting’s operations in 1998 until April 2004, when it declined to a minimum of $0.21 per pound. Market rates for 2005, excluding price participation, under long-term contracts settled in late 2004 approximate $0.21 per pound. Including price participation at current copper prices of approximately $1.86 per pound, PT Smelting’s rates exceed the minimum $0.21 per pound (see “Smelting and Refining”).

PT Freeport Indonesia Costs

Gross profit (loss) per pound of copper (¢)/per ounce of gold and silver ($):
Three Months Ended September 30, 2005
Pounds of copper sold (000s)	346,300		346,300
Ounces of gold sold					475,000
Ounces of silver sold						1,065,500

	By-Product		Co-Product Method
	Method		Copper		Gold	Silver
Revenues, after adjustments shown below	172.8	¢	172.8	¢	$445.79	$5.25

Site production and delivery, before net non-
cash and nonrecurring costs shown below	70.6	[a]	51.7	[b]	133.52 [b]	2.09 [b]
Gold and silver credits	(62.9)		-		-	-
Treatment charges	24.9		18.2		47.06	0.74
Royalty on metals	5.9		4.3		11.11	0.17
Unit net cash costs[c]	38.5		74.2		191.69	3.00
Depreciation and amortization	14.8		10.8		27.92	0.44
Noncash and nonrecurring costs, net	0.7		0.5		1.35	0.02
Total unit costs	54.0		85.5		220.96	3.46
Revenue adjustments, primarily for pricing
on prior period open sales and silver hedging	17.8		19.3		(2.90)	(2.95)
PT Smelting intercompany profit elimination	(0.9)		(0.7)		(1.69)	(0.03)
Gross profit (loss) per pound/ounce	135.7	¢	105.9	¢	$220.24	$(1.19)

Three Months Ended September 30, 2004
Pounds of copper sold (000s)	261,900		261,900
Ounces of gold sold					350,000
Ounces of silver sold						837,800

	By-Product		Co-Product Method
	Method		Copper		Gold	Silver
Revenues, after adjustments shown below	134.0	¢	134.0	¢	$398.89	$5.25

Site production and delivery, before net non-
cash and nonrecurring costs shown below	75.1	[d]	53.0	[e]	158.95 [e]	2.49 [e]
Gold and silver credits	(55.4)		-		-	-
Treatment charges	19.6		13.9		41.52	0.65
Royalty on metals	4.4		3.1		9.38	0.15
Unit net cash costs[c]	43.7		70.0		209.85	3.29
Depreciation and amortization	17.6		12.4		37.29	0.58
Noncash and nonrecurring costs, net	0.9		0.6		1.81	0.03
Total unit costs	62.2		83.0		248.95	3.90
Revenue adjustments, primarily for pricing
on prior period open sales and silver hedging	5.7		6.1		0.89	(0.70)
PT Smelting intercompany profit elimination	(0.2)		(0.1)		(0.42)	(0.01)
Gross profit per pound/ounce	77.3	¢	57.0	¢	$150.41	$0.64

a.
Net of deferred mining costs totaling $15.8 million or 4.6¢ per pound. Upon adoption of Emerging Issues Task Force (EITF) Issue No. 04-6 (EITF 04-6) (see Note 1 of Notes to Consolidated Financial Statements), mining costs will no longer be deferred.

b.	Net of deferred mining costs totaling $11.6 million or 3.3¢ per pound for copper, $4.1 million or $8.63 per ounce for gold and $0.1 million or $0.14 per ounce for silver. See Note a above.
c.
For a reconciliation of unit net cash costs to production and delivery costs applicable to sales reported in FCX’s consolidated financial statements refer to “Product Revenues and Production Costs” below.

d.	Net of deferred mining costs totaling $23.7 million or 9.0¢ per pound. See Note a above.
e.	Net of deferred mining costs totaling $16.7 million or 6.4¢ per pound for copper, $6.7 million or $19.14 per ounce for gold and $0.3 million or $0.30 per ounce for silver. See Note a above.

Gross profit per pound of copper (¢)/per ounce of gold and silver ($):
Nine Months Ended September 30, 2005
Pounds of copper sold (000s)	988,100		988,100
Ounces of gold sold					1,686,700
Ounces of silver sold						3,393,500

	By-Product		Co-Product Method
	Method		Copper		Gold	Silver
Revenues, after adjustments shown below	167.4	¢	167.4	¢	$431.88	$5.59

Site production and delivery, before net non-
cash and nonrecurring costs shown below	66.7	[a]	45.9	[b]	117.63 [b]	1.93	[b]
Gold and silver credits	(75.8)		-		-	-
Treatment charges	22.8		15.7		40.26	0.66
Royalty on metals	5.8		4.0		10.15	0.17
Unit net cash costs[c]	19.5		65.6		168.04	2.76
Depreciation and amortization	14.4		9.9		25.40	0.42
Noncash and nonrecurring costs, net	0.5		0.4		0.94	0.02
Total unit costs	34.4		75.9		194.38	3.20
Revenue adjustments, primarily for pricing
on prior period open sales and silver hedging	1.6		2.1		(1.80)	0.01
PT Smelting intercompany profit elimination	(0.3)		(0.2)		(0.56)	(0.01)
Gross profit per pound/ounce	134.3	¢	93.4	¢	$235.14	$2.39

Nine Months Ended September 30, 2004
Pounds of copper sold (000s)	572,400		572,400
Ounces of gold sold					824,900
Ounces of silver sold						2,216,000

	By-Product		Co-Product Method
	Method		Copper		Gold	Silver
Revenues, after adjustments shown below	131.1	¢	131.1	¢	$396.33	$5.54

Site production and delivery, before net non-
cash and nonrecurring costs shown below	90.9	[d]	62.6	[e]	188.09 [e]	2.99	[e]
Gold and silver credits	(59.6)		-		-	-
Treatment charges	20.7		14.3		42.94	0.68
Royalty on metals	4.2		2.9		8.80	0.14
Unit net cash costs[c]	56.2		79.8		239.83	3.81
Depreciation and amortization	16.9		11.6		34.98	0.56
Noncash and nonrecurring costs, net	0.9		0.6		1.88	0.03
Total unit costs	74.0		92.0		276.69	4.40
Revenue adjustments, primarily for pricing
on prior period open sales and silver hedging	2.9		3.2		0.35	0.12
PT Smelting intercompany profit elimination	(0.4)		(0.3)		(0.89)	(0.01)
Gross profit per pound/ounce	59.6	¢	42.0	¢	$119.10	$1.25

a.	Net of deferred mining costs totaling $68.6 million or 6.9¢ per pound. Upon adoption of EITF 04-6 (see Note 1 of Notes to Consolidated Financial Statements), mining costs will no longer be deferred.
b.	Net of deferred mining costs totaling $47.3 million or 4.8¢ per pound for copper, $20.7 million or $12.25 per ounce for gold and $0.7 million or $0.20 per ounce for silver. See Note a above.
c.
For a reconciliation of unit net cash costs to production and delivery costs applicable to sales reported in FCX’s consolidated financial statements refer to “Product Revenues and Production Costs” below.

d.	Net of deferred mining costs totaling $81.4 million or 14.2¢ per pound. See Note a above.
e.	Net of deferred mining costs totaling $56.1 million or 9.8¢ per pound for copper, $24.3 million or $29.43 per ounce for gold and $1.0 million or $0.47 per ounce for silver. See Note a above.

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

Lower unit site production and delivery costs in the 2005 periods reflected significantly higher sales volumes resulting from higher ore grades and the primarily fixed nature of a large portion of PT Freeport Indonesia’s cost structure. Unit site production and delivery costs are net of deferred mining costs, which will no longer be deferred and are expected to be charged to cost of sales as incurred upon adoption of EITF 04-6 (see Note 1 of Notes to Consolidated Financial Statements and “New Accounting Standards” below). PT Freeport Indonesia’s third-quarter 2005 overburden-to-ore ratio averaged 3.1 to 1, compared with a life-of-mine average ratio of 2.4 to 1. PT Freeport Indonesia’s overburden-to-ore ratio is expected to average approximately 2.8 to 1 in the fourth quarter.

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

As a result of higher projected copper and gold sales volumes, we expect our total 2005 royalty costs to increase compared with 2004 royalty costs of $43.5 million. If copper prices average $1.75 per pound and gold prices average $465 per ounce during the fourth quarter of 2005, we would expect royalty costs to total approximately $100 million ($0.07 per pound of copper) for 2005, including approximately $17 million for the additional royalties. These estimates assume 2005 sales volumes of 1.47 billion pounds of copper and 2.8 million ounces of gold.

As a result of the higher copper production and sales volumes in the 2005 periods, PT Freeport Indonesia’s unit depreciation rate decreased compared with the 2004 periods. Because certain assets are depreciated on a straight-line basis, the unit rate will vary with the level of copper production and sales.

PT Freeport Indonesia has a labor agreement covering its hourly paid Indonesian employees, the key provisions of which are renegotiated biannually. The labor agreement was scheduled to expire on September 30, 2005. In June 2005, PT Freeport Indonesia and its workers agreed to terms for a new labor agreement that expires in September 2007. PT Freeport Indonesia’s relations with the workers’ union have generally been satisfactory.

Unit Net Cash Cost: By-Product Method
Unit net cash costs per pound of copper calculated using a by-product method is a measure intended to provide investors with information about the cash generating capacity of our mining operations expressed on a basis relating to our primary metal product, copper. PT Freeport Indonesia uses this measure for the same purpose and for monitoring operating performance by its mining operations. This information differs from measures of performance determined in accordance with generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance determined in accordance with generally accepted accounting principles. This measure is presented by other copper and gold mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

Unit site production and delivery costs in the third quarter of 2005 averaged $0.71 per pound of copper, $0.04 per pound lower than the $0.75 reported in the third quarter of 2004. Unit site production and delivery costs in the first nine months of 2005 averaged $0.67 per pound of copper, $0.24 per pound lower than the $0.91 reported in the third quarter of 2004. Unit site production and delivery costs in the 2005 periods benefited from higher copper sales volumes resulting from higher ore grades, but were adversely affected by higher energy costs and costs of other consumables, higher mining costs and milling rates, labor costs and other factors.

Gold and silver credits averaged $0.63 per pound in the third quarter of 2005 and $0.76 per pound in the first nine months of 2005, compared with $0.55 per pound in the third quarter of 2004 and $0.60 per pound in the first nine months of 2004. The increases reflect higher gold sales volumes and average realized prices. Treatment charges increased to $0.25 per pound in the third quarter of 2005 from $0.20 per pound in the third quarter of 2004, and to $0.23 per pound in the first nine months of 2005 from $0.21 in the first nine months of 2004 primarily because of higher copper prices and higher treatment rates. Royalties of $0.06 per pound in the 2005 periods were almost $0.02 per pound above the year-ago periods primarily because of higher copper and gold prices and sales volumes.

Assuming fourth-quarter 2005 average prices of $1.75 per pound for copper and $465 per ounce for gold, and copper and gold sales of 1.47 billion pounds and 2.8 million ounces for 2005, PT Freeport Indonesia estimates that its annual 2005 unit net cash costs, including gold and silver credits, would approximate $0.07 per pound, net of deferred mining costs of $0.05 per pound. Forecasted unit net cash costs are calculated on the same basis as the historical unit costs. Unit net cash costs for 2005 would change by approximately $0.02 per pound for each $25 per ounce change in the average price of gold for the fourth quarter. Estimated unit cash costs for 2005 are projected to be significantly lower than the 2004 average, primarily because of higher 2005 sales volumes, partially offset by increases in energy costs and costs of other consumables, higher mining costs and milling rates, labor costs and other factors.

Unit Net Cash Cost: Co-Product Method
Using the co-product method, unit site production and delivery costs in the third quarter of 2005 averaged $0.52 per pound of copper, $0.01 per pound lower than the $0.53 reported in the third quarter of 2004. Unit site production and delivery costs in the first nine months of 2005 averaged $0.46 per pound of copper, $0.17 per pound lower than the $0.63 reported in the first nine months of 2004. For gold, unit site production and delivery costs in the third quarter of 2005 averaged $134 per ounce, $25 per ounce lower than the $159 reported in the third quarter of 2004. For gold, unit site production and delivery costs in the first nine months of 2005 averaged $118 per ounce, $70 per ounce lower than the $188 reported in the first nine months of 2004. As discussed above, unit site production and delivery costs in the 2005 periods benefited from higher sales volumes resulting from higher ore grades, but were adversely affected by higher energy costs and costs of other consumables, higher mining costs and milling rates, labor costs and other factors. Royalties per pound and per ounce were higher in the 2005 periods because of higher sales volumes and realized prices compared with the 2004 periods.

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

PT Freeport Indonesia recorded gains (losses) totaling $0.1 million in both of the 2005 periods, $(0.3) million in the third quarter of 2004 and $0.5 million in the first nine months of 2004 related to its rupiah-denominated net monetary assets and liabilities. PT Freeport Indonesia’s labor costs are mostly rupiah denominated. At estimated aggregate annual rupiah payments of 1.4 trillion for operating costs and an exchange rate of 10,306 rupiah to one U.S. dollar, the exchange rate as of September 30, 2005, a one-thousand-rupiah increase in the exchange rate would result in an approximate $12 million decrease in aggregate annual operating costs. A one-thousand-rupiah decrease in the exchange rate would result in an approximate $15 million increase in aggregate annual operating costs.

PT Freeport Indonesia purchases certain materials and supplies denominated in Australian dollars. At estimated annual aggregate Australian dollar payments of 225 million, a $0.01 increase or decrease in the exchange rate would result in an approximate $2 million change in aggregate annual costs. The exchange rate at September 30, 2005 was $0.76 to one Australian dollar.

At times, PT Freeport Indonesia has entered into foreign currency forward contracts to hedge a portion of its aggregate anticipated Indonesian rupiah and Australian dollar payments. As of September 30, 2005, PT Freeport Indonesia had foreign currency contracts to hedge 165.0 billion in rupiah payments, including costs for capital expenditures, or approximately 43 percent of aggregate projected rupiah payments for the fourth quarter of 2005, at an average exchange rate of 10,194 rupiah to one U.S. dollar. In the second quarter of 2005 and through July 2005, PT Freeport Indonesia entered into foreign currency contracts to hedge 735.0 billion in rupiah payments, including certain rupiah-based capital expenditures, or approximately 47 percent of aggregate projected rupiah payments for 2006, at an average exchange rate of 10,085 rupiah to one U.S. dollar. PT Freeport Indonesia accounts for these contracts as cash flow hedges.

Exploration Activities
PT Freeport Indonesia’s exploration efforts in 2005 are focused on potential extensions of the Mill Level Zone (MLZ) and Deep MLZ deposits to the northwest, expansion of the Deep Grasberg and Kucing Liar resources, and testing downward extensions of the Dom deposit, which are expected to result in approximately $15 million ($10 million for our share) of exploration costs during 2005. We are continuing to assess the timing of resumption of exploration activities in areas outside the existing producing area of the Grasberg mining district.

The Indonesian government previously approved suspensions of our field exploration activities outside of our current mining operations area, which have been in suspension in recent years due to safety and security issues and regulatory uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas and an Indonesian Forestry law enacted in 1999 prohibiting open-pit mining in forest preservation areas. The current suspensions were granted for one-year periods ending November 15, 2005, for Eastern Minerals; February 26, 2006, for Block B; and March 31, 2006, for PT Nabire Bakti Mining. Recent Indonesian legislation permits open-pit mining in PT Freeport Indonesia’s Block B area, subject to certain requirements. We are currently assessing these requirements and security issues. The timing for our resumption of exploration activities in our Contract of Work areas outside of Block A depends on the resolution of these matters.

SMELTING AND REFINING
Our investment in smelters serves an important role in our concentrate marketing strategy. PT Freeport Indonesia generally sells approximately one-half of its concentrate production to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder to other customers. Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and income to Atlantic Copper and PT Smelting. Through downstream integration, we are assured placement of a significant portion of our concentrate production. Low smelter treatment and refining charges in recent years adversely affected the operating results of Atlantic Copper and benefited the operating results of PT Freeport Indonesia’s mining operations. Market rates for treatment and refining charges have increased significantly since late 2004 as worldwide smelter availability was insufficient to accommodate increased mine production. Higher treatment and refining charges benefit our smelter operations and adversely affect our mining operations. Taking into account taxes and minority ownership interests, an equivalent change in smelting and refining charge rates essentially offset in our consolidated operating results.

Atlantic Copper Operating Results

	Third Quarter		Nine Months
(In Millions)	2005	2004	2005	2004
Gross profit (loss)	$19.5	$(8.3)	$23.8	$(53.1)[a]
Add depreciation and amortization expense	7.4	7.1	21.6	21.2
Other	1.5	0.4	3.6	4.4
Cash margin (deficit)	$28.4	$(0.8)	$49.0	$(27.5)[a]

Operating income (loss) (in millions)	$17.2	$(11.6)	$15.6	$(62.5)
Concentrate and scrap treated (metric tons)	253,600	231,300	716,300	547,900
Anodes production (000s of pounds)	162,300	145,200	469,100	352,100
Cathodes, wire rod and wire sales (000s of pounds)	138,500	128,100	411,900	342,500
Cathode cash unit cost per pound[b]	$0.16	$0.16	$0.17	$0.28
Gold sales in anodes and slimes (ounces)	176,400	72,200	422,600	249,000

a.	Includes costs related to Atlantic Copper’s 51-day major maintenance turnaround totaling $27.5 million.
b.
For a reconciliation of cathode cash unit costs per pound to production costs applicable to sales reported in FCX’s consolidated financial statements refer to “Product Revenues and Production Costs” below.

Atlantic Copper’s operating cash margin was $28.4 million in the third quarter of 2005, compared with a deficit of $0.8 million in the 2004 quarter, and $49.0 million in the first nine months of 2005, compared with a $27.5 million deficit in the first nine months of 2004. The deficit in the third quarter of 2004 was primarily because of low treatment charge rates and the deficit for the nine-month 2004 period also reflected Atlantic Copper’s major maintenance turnaround, which began in March 2004 and was completed in May 2004. Atlantic Copper reported operating income of $17.2 million for the third quarter of 2005, compared with operating losses of $11.6 million for the 2004 period. Atlantic Copper reported operating income of $15.6 million for the first nine months of 2005, compared with operating losses of $62.5 million for the first nine months of 2004. The positive results in 2005 compared with 2004 primarily reflect higher treatment charge rates and realized benefits from a recent cost reduction and operational enhancement effort, partially offset by higher energy costs. The maintenance turnaround adversely affected costs and volumes resulting in impacts of approximately $40 million, including an approximate $12 million impact from lower volumes, on the nine-month 2004 period operating results and net income. Major maintenance turnarounds typically occur approximately every nine years for Atlantic Copper, with significantly shorter term maintenance turnarounds occurring in the interim. Atlantic Copper has a 22-day maintenance turnaround currently scheduled for 2007.

Atlantic Copper treated 253,600 metric tons of concentrate and scrap in the third quarter of 2005, compared with 231,300 metric tons in the 2004 period. For the nine-month periods, concentrate and scrap treated totaled 716,300 metric tons in 2005 and 547,900 metric tons in 2004. Cathode production totaled 138.2 million pounds and sales totaled 138.5 million pounds during the third quarter of 2005, compared with cathode production of 131.0 million pounds and sales of 128.1 million pounds during the third quarter of 2004. For the nine-month periods, cathode production totaled 407.7 million pounds and sales totaled 411.9 million pounds during 2005, compared with cathode production of 327.3 million pounds and sales of 342.5 million pounds during 2004. Atlantic Copper’s cathode cash production costs per pound of copper averaged $0.16 in both of the third quarters of 2005 and 2004, $0.17 in the first nine months of 2005 and $0.28 in the first nine months of 2004. Unit costs in 2004 were adversely affected by lower production (third-quarter and nine-month periods) and higher costs from the scheduled maintenance turnaround (nine-month period). Atlantic Copper’s treatment charges (including price participation), which are what PT Freeport Indonesia and third parties pay Atlantic Copper to smelt and refine concentrates, averaged $0.26 per pound during the third quarter of 2005 and $0.22 per pound during the first nine months of 2005, compared with $0.15 per pound during the 2004 periods. Excess smelter capacity, combined with limited copper concentrate availability, resulted in historically low long-term treatment and refining rates for the past several years. However, as discussed above, treatment charge rates have increased significantly since late 2004 with increased mine production and higher copper prices. Atlantic Copper expects these higher rates to benefit its fourth-quarter 2005 operations with its average rates at current copper prices projected to approximate $0.26 per pound in the fourth quarter.

We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until the final sales to third parties occur. Changes in these net deferrals resulted in reductions to our operating income totaling $1.9 million ($1.5 million to net income or $0.01 per share) in the third quarter of 2005, compared with $15.1 million ($7.7 million to net income or $0.04 per share) in the third quarter of 2004. Changes in these net deferrals reduced our operating income by $17.1 million ($10.0 million to net income or $0.05 per share) in the first nine months of 2005 and increased our operating income by $23.6 million ($12.1 million to net income or $0.07 per share) in the first nine months of 2004. At September 30, 2005, our net deferred profits on PT Freeport Indonesia concentrate inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and minority interest sharing totaled $52.0 million. Based on copper prices of $1.75 per pound and gold prices of $465 per ounce for the fourth quarter of 2005 and current shipping schedules, we expect that the net change in deferred profits on intercompany sales will result in a decrease to net income of approximately $40 million in the fourth quarter of 2005. The actual change in deferred intercompany profits may differ substantially from this estimate because of changes in the timing of shipments to affiliated smelters and metal prices.

The majority of Atlantic Copper’s revenues are denominated in U.S. dollars; however, operating costs, other than concentrate purchases, and certain asset and liability accounts are denominated in euros. Atlantic Copper’s estimated annual euro payments total approximately 100 million euros. A $0.05 increase or decrease in the exchange rate would result in an approximate $5 million change in annual costs. The exchange rate on September 30, 2005 was $1.20 per euro.

As of September 30, 2005, FCX’s net investment in Atlantic Copper totaled approximately $101 million, FCX had a $189.5 million loan outstanding to Atlantic Copper and Atlantic Copper’s debt to third parties under nonrecourse financing arrangements totaled $4.0 million. In March 2004, we used a portion of the proceeds from the sale of our 6⅞% Senior Notes to fund Atlantic Copper’s repayment of $162.4 million of its borrowings (see “Capital Resources and Liquidity - Financing Activities”). Atlantic Copper recorded a $3.7 million ($0.02 per share) accounting charge for losses on early extinguishment of debt in the first quarter of 2004 related to these debt repayments.

Atlantic Copper had euro-denominated net monetary liabilities at September 30, 2005, totaling $35.4 million recorded at an exchange rate of $1.20 per euro. The exchange rate was $1.21 per euro at June 30, 2005, and $1.36 per euro at December 31, 2004. Adjustments to Atlantic Copper’s euro-denominated net monetary liabilities to reflect changes in the exchange rate are recorded in other income (expense) and totaled $(1.3) million in the third quarter of 2005, $(0.8) million in the third quarter of 2004, $4.9 million in the first nine months of 2005 and $1.1 million in the first nine months of 2004.

PT Smelting Operating Results

	Third Quarter		Nine Months
(In Millions)	2005	2004	2005	2004
PT Freeport Indonesia sales to PT Smelting	$214.1	$181.6	$643.1	$474.8
Equity in PT Smelting earnings (losses)	1.3	2.7	6.5	(0.2)
PT Freeport Indonesia operating profits deferred	3.1	0.5	3.1	2.5

PT Freeport Indonesia accounts for its 25 percent interest in PT Smelting using the equity method and provides PT Smelting with substantially all of its concentrate requirements. During the second quarter of 2004, PT Smelting completed a 31-day maintenance turnaround and resumed normal operations. Major maintenance turnarounds of this duration typically occur approximately every four years for PT Smelting, with significantly shorter term maintenance turnarounds in the interim. PT Smelting also completed a refinery expansion during the maintenance turnaround, increasing its production capacity to approximately 250,000 metric tons of copper metal per year. PT Smelting plans to expand its production capacity to approximately 270,000 metric tons of copper metal per year by the middle of 2006.

PT Smelting treated 223,000 metric tons of concentrate in the third quarter of 2005, 228,100 metric tons in the 2004 quarter, 680,100 metric tons in the first nine months of 2005 and 530,800 metric tons in the first nine months of 2004. Higher concentrate tonnage from PT Freeport Indonesia in the first nine months of 2005 resulted in higher production compared with the first nine months of 2004 when PT Freeport Indonesia’s production was much lower. PT Smelting reported production and sales of 144.7 million pounds of cathodes in the third quarter of 2005, compared with production of 136.3 million pounds and sales of 135.8 million pounds in the year-ago period. For the first nine months of 2005, cathode production totaled 434.3 million pounds and sales totaled 433.9 million pounds, compared with cathode production of 320.2 million pounds and sales of 317.5 million pounds for the first nine months of 2004. PT Smelting’s cathode cash unit costs averaged $0.13 per pound in the third quarter of 2005 and $0.09 per pound in the third quarter of 2004, primarily reflecting higher energy costs in the 2005 period. Cathode cash unit costs averaged $0.11 per pound in the first nine months of 2005, compared with $0.13 per pound in the first nine months of 2004, reflecting the benefit of higher volumes in the 2005 period and the maintenance turnaround discussed above which occurred in the 2004 period (see “Product Revenues and Production Costs”).

OTHER FINANCIAL RESULTS

The FCX/Rio Tinto joint ventures incurred $3.0 million of aggregate exploration costs in the third quarter of 2005, $3.2 million in the third quarter of 2004, $9.7 million in the first nine months of 2005 and $11.1 million in the first nine months of 2004. As discussed above in “Exploration Activities,” our exploration program for 2005 is focused on potential extensions of the MLZ and Deep MLZ deposits to the northwest, expansion of the Deep Grasberg and Kucing Liar resources and testing downward extensions of the Dom deposit. Our share of these exploration costs, which are charged to expense, totaled $2.2 million in the third quarter of 2005, $2.0 million in the third quarter of 2004, $6.4 million in the first nine months of 2005 and $7.0 million in the first nine months of 2004.

Consolidated general and administrative expenses decreased to $25.5 million in the third quarter of 2005, compared with $26.2 million in the year-ago period. For the first nine months of 2005, general and administrative expenses totaled $72.5 million, compared with $64.3 million for the first nine months of 2004. The 2005 amounts include higher incentive compensation costs associated with stronger financial performance and pursuant to established plans. Compensation costs are higher in 2005 because certain compensation plans are based on annual operating cash flow results, which are projected to be significantly higher in 2005 compared with 2004. Third-quarter and nine-month 2005 general and administrative expenses also include $2.0 million in administrative costs incurred following Hurricane Katrina and for contributions to hurricane-relief efforts.

Our parent company charges PT Freeport Indonesia for the in-the-money value of exercised employee stock options. These charges are eliminated in consolidation; however, PT Freeport Indonesia shares a portion of these charges with Rio Tinto and Rio Tinto’s reimbursements reduce our consolidated general and administrative expenses. General and administrative expenses are net of Rio Tinto’s share of joint venture reimbursements for employee stock option exercises, which decreased general and administrative expenses by $2.9 million in the third quarter of 2005, none in the third quarter of 2004, $5.9 million in the first nine months of 2005 and $4.8 million in the first nine months of 2004. The cost of our outstanding stock appreciation rights varies with the price of our common stock, and resulted in increases in general and administrative expenses totaling $2.0 million in the third quarter of 2005, $3.3 million in the third quarter of 2004, $1.5 million in the first nine months of 2005 and $2.0 million in the first nine months of 2004. In accordance with our joint venture agreement, Rio Tinto’s percentage share of PT Freeport Indonesia’s general and administrative expenses varies with metal sales volumes and prices and totaled approximately 16 percent in the first nine months of 2005 compared with approximately 7 percent in the first nine months of 2004.

Total interest cost (before capitalization) was $34.4 million in the third quarter of 2005, $38.6 million in the third quarter of 2004, $109.1 million in the first nine months of 2005 and $112.5 million in the first nine months of 2004. First-quarter 2004 conversions of 8¼% Convertible Senior Notes resulted in a $6.4 million reduction of interest expense for previously accrued amounts that were reclassified to losses on early extinguishment and conversion of debt. Capitalized interest costs totaled $1.1 million in the third quarter of 2005, $0.8 million in the third quarter of 2004, $2.9 million in the first nine months of 2005 and $1.9 million in the first nine months of 2004.

CAPITAL RESOURCES AND LIQUIDITY

Based on current mine plans and subject to future copper and gold prices, we expect to generate cash flows significantly greater than our budgeted capital expenditures and scheduled debt maturities, providing opportunities to reduce debt further and return cash to shareholders through dividends and share purchases. Our current regular common stock dividend is $1.00 per share, which is payable quarterly at a rate of $0.25 per share. In July 2005, our Board of Directors authorized a supplemental dividend of $0.50 per share which was paid on September 30, 2005. In addition, we paid two other supplemental common stock dividends totaling $0.75 per share, $0.25 per share on December 29, 2004 and $0.50 per share on March 31, 2005. Our Board of Directors will continue to review our dividend policy.

During the second quarter, we purchased 2.4 million shares of our common stock for $80.2 million, an average of $33.83 per share. As of October 31, 2005, 14.2 million shares remain available under the Board authorized 20-million share open market purchase program. The timing of future purchases of our common stock is dependent upon a number of factors including the price of our common shares, our cash flows and financial position, copper and gold prices and general economic and market conditions.

Operating Activities
We generated operating cash flows totaling $883.0 million, including $154.7 million from working capital sources, during the first nine months of 2005, compared with net cash used in operating activities totaling $62.9 million, including $199.9 million for working capital, during the first nine months of 2004. The significant improvement in 2005 compared with the prior year period primarily reflects significantly higher production and sales and higher copper and gold prices. Using estimated sales volumes for the fourth quarter of 2005 and assuming prices of $1.75 per pound of copper and $465 per ounce of gold were realized for the fourth quarter of 2005, we would generate operating cash flows approximating $1.4 billion in 2005, with approximately $500 million in the fourth quarter.

Investing Activities
Total capital expenditures of $95.6 million in the first nine months of 2005 were lower than the $108.4 million reported in the 2004 period, primarily because of lower expenditures at Atlantic Copper. Our capital expenditures for 2005 are expected to total approximately $180 million, including approximately $17 million for the DOZ expansion and $18 million for the Common Infrastructure project. We expect to fund our 2005 capital expenditures with operating cash flows and available cash.

In the first quarter of 2005, PT Freeport Indonesia received the $23.2 million balance of its share of insurance settlement proceeds related to its open-pit slippage claim, $2.0 million of which represented a recovery of property losses. We sold $6.7 million of our restricted investments in the first nine months of 2004 to pay scheduled semiannual interest due on 8¼% Convertible Senior Notes. Conversions of 8¼% Convertible Senior Notes during the first quarter of 2004 allowed us to sell an additional $15.1 million of our restricted investments. In the first quarter of 2004, Atlantic Copper repaid its working capital revolving credit facility that was secured by certain copper concentrate inventory resulting in the release of $11.0 million of previously restricted cash.

Financing Activities
As of September 30, 2005, we had total unrestricted cash and cash equivalents of $392.8 million and total outstanding debt of $1.39 billion. Debt was reduced by $565.8 million during the first nine months of 2005, primarily reflecting the following transactions:

•	first-quarter prepayment of $187.0 million of bank debt associated with PT Puncakjaya Power’s power-generating facilities at PT Freeport Indonesia’s mining operations;
•	first-quarter purchases in open market transactions of $11.0 million of 7.50% Senior Notes due 2006 and 7.20% Senior Notes due 2026 for $11.0 million;
•	third-quarter purchases in open market transactions of $149.9 million of 10⅛% Senior Notes due 2010 for $166.3 million and $4.5 million of 7.5% Senior Notes due 2006 for $4.6 million; and

•	third-quarter privately negotiated transactions to induce conversion of $188.4 million of 7% Convertible Senior Notes due 2011 into 6.1 million shares of FCX common stock.

We recorded net charges of $38.4 million, $30.3 million to net income or $0.14 per share, in the third quarter and first nine months of 2005 as a result of these transactions. The aggregate interest cost savings of the third-quarter transactions are estimated to approximate $30 million per annum. On August 1, 2005, we funded the seventh of eight scheduled annual redemption payments on our Silver-Denominated Preferred Stock for $17.5 million. The mandatory redemption resulted in a $12.5 million decrease in debt and a reduction of revenues of $5.0 million, $2.6 million to net income or $0.01 per share, in the third quarter of 2005. Our gold-denominated and silver-denominated preferred stock are treated as hedges and any gains or losses realized upon redemption are therefore recorded as adjustments to revenues.

In October 2005, we induced conversion of an additional $21.0 million of 7% Convertible Senior Notes due 2011 into 0.7 million shares of FCX common stock and purchased in open market transactions an additional $18.4 million of 10⅛% Senior Notes due 2010 for $20.4 million. We expect to record a net charge of $4.4 million, $3.4 million to net income, in the fourth quarter of 2005 as a result of these transactions. We are continuing to assess opportunities to repay debt in advance of scheduled maturities.

Common stock dividends totaled $133.3 million in the third quarter of 2005 and $312.9 million ($1.75 per share) in the first nine months of 2005, including $178.9 million ($1.00 per share) for the two $0.50 per share supplement dividends paid on March 31, 2005 and September 30, 2005. In November 2005, our Board of Directors authorized an increase in our annual common stock dividend to $1.25 per share (from $1.00 per share). The dividend will be payable quarterly ($0.3125 per share) beginning with the February 1, 2006 dividend payment. Our Board of Directors also declared a supplemental common stock dividend of $0.50 per share to be paid on December 30, 2005 to shareholders of record as of December 15, 2005. The supplemental dividend to be paid in December represents an addition to our regular quarterly common stock dividend. This is the fourth supplemental dividend totaling $1.75 per share since the fourth quarter of 2004, including $0.25 per share in 2004 and $1.50 per share in 2005. The payment of this dividend will bring 2005 regular and supplemental dividends to $2.50 per share. The declaration and payment of dividends is at the discretion of our Board of Directors. The amount of our current quarterly cash dividend ($0.3125 per share) on our common stock and the possible payment of additional future supplemental cash dividends will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

In the first nine months of 2004, we paid regular quarterly dividends ($0.20 per share each quarter) for a total of $109.4 million. Cash dividends on preferred stock, $45.4 million in 2005 and $20.3 million in 2004, represent dividends on our 5½% Convertible Perpetual Preferred Stock we sold in March 2004 (see below). Cash dividends to minority interests represent dividends paid to the minority interest owners of PT Freeport Indonesia and Puncakjaya Power. Pursuant to the restricted payment covenants in our 10⅛% Senior Notes and 6⅞% Senior Notes, the amount available for dividend payments, purchases of our common stock and other restricted payments as of September 30, 2005, was approximately $575 million.

In 2003, our Board of Directors approved a new open market share purchase program for up to 20 million shares, which replaced our previous program. Through October 31, 2005, under this new program, we acquired 2.4 million shares in the second quarter of 2005 for $80.2 million, $33.83 per share average, and 3.4 million shares during the second quarter of 2004 for $99.5 million, $29.39 per share average, and 14.2 million shares remain available. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flow and financial position, and general economic and market conditions.

We completed several financing transactions during the first nine months of 2004 to improve our financial position and debt maturity profile. We completed a tender offer and privately negotiated transactions for a portion of our remaining 8¼% Convertible Senior Notes due 2006 resulting in the early conversion of $226.1 million of notes into 15.8 million shares of our common stock. We recorded a $10.9 million charge to losses on early extinguishment and conversion of debt in the first quarter of 2004 in connection with these conversions. The $10.9 million charge included $6.4 million of previously accrued interest costs, resulting in an equivalent reduction of interest expense. In June 2004, we called for redemption on July 31, 2004 the remaining $66.5 million of 8¼% Convertible Senior Notes. During July 2004, all of these notes were converted into 4.7 million shares of our common stock. As of July 31, 2004, all of the 8¼% Convertible Senior Notes, which totaled $603.8 million at issuance in 2001, had been converted to FCX common stock.

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

We took steps to improve Atlantic Copper’s liquidity and financial position during the first nine months of 2004 and repaid $162.4 million of Atlantic Copper’s debt. In April 2004, we prepaid $66.2 million of our vendor equipment financing.

On August 1, 2004, we funded the sixth of eight scheduled annual redemption payments on our Silver-Denominated Preferred Stock for $13.9 million. The mandatory redemption resulted in a $12.5 million decrease in debt and a hedging loss to revenues of $1.4 million ($0.7 million to net income or less than $0.01 per share) in the third quarter of 2004.

Below is a summary (in millions) of our total debt maturities based on loan balances as of September 30, 2005, and original issue amounts for mandatorily redeemable preferred stock. The pro forma debt maturities include adjustments to the redeemable preferred stock to reflect current gold and silver prices and adjustments for the October 2005 transactions discussed above.

	2005	2006		2007	2008	2009	Thereafter
Equipment loans and other	$2.1	$13.0		$13.5	$13.5	$13.5	$14.0
Redeemable preferred stock	-	179.9		-	-	-	-
Atlantic Copper debt	3.9	0.1			-	-	-
7.50% Senior Notes due 2006	-	55.4		-	-	-	-
10⅛% Senior Notes due 2010	-	-		-	-	-	350.1
7% Convertible Senior Notes due 2011[a]	-	-		-	-	-	386.6
6⅞% Senior Notes due 2014	-	-		-	-	-	340.3
7.20% Senior Notes due 2026	-	-		-	-	-	0.2
Total debt maturities	$6.0	$248.4		$13.5	$13.5	$13.5	$1,091.2
Pro forma adjustment	-	41.8	[b]	-	-	-	(39.4)[c]
Pro forma debt maturities	$6.0	$290.2		$13.5	$13.5	$13.5	$1,051.8

a.	Conversion price is $30.87 per share.
b.
Represents additional amounts due above the original issue amounts based on the price of silver and gold, totaling $36.4 million in February 2006 for our Gold-Denominated Preferred Stock, Series II and $5.4 in August 2006 for our Silver-Denominated Preferred Stock. We calculated these amounts using the September 30, 2005, London gold fixing price for one ounce of gold ($473.25) and the London silver fixing price for one ounce of silver ($7.53) in the London bullion market (which determine the preferred stock redemption amounts).

c.	Includes $21.0 million of 7% Convertible Senior Notes due 2011 and $18.4 million of 10⅛% Senior Notes due 2010 discussed above.

NEW ACCOUNTING STANDARDS
Deferred Mining Costs
In the mining industry, the costs of removing overburden and waste material to access mineral deposits are referred to as “stripping costs.” Currently, we apply the deferred mining cost method in accounting for PT Freeport Indonesia’s post-production stripping costs, which we refer to as overburden removal costs. The deferred mining cost method is used by some companies in the metals mining industry; however, industry practice varies. The deferred mining cost method matches the cost of production with the sale of the related metal from the open pit by assigning each metric ton of ore removed an equivalent amount of overburden tonnage, thereby averaging overburden removal costs over the life of the mine. The mining cost capitalized in inventory and the amounts charged to cost of goods sold do not represent the actual costs incurred to mine the ore in any given period. The application of the deferred mining cost method has resulted in an asset on our balance sheets (“Deferred Mining Costs”) totaling $289.0 million at September 30, 2005, and $220.4 million at December 31, 2004. For further information, see Note 1 in FCX’s 2004 Annual Report on Form 10-K.

In March 2005, the Financial Accounting Standards Board (FASB) ratified EITF 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” which requires that stripping costs be considered costs of the extracted minerals and recognized as a component of inventory to be recognized in cost of sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance in EITF 04-6 is effective for financial statements issued for fiscal years beginning after December 15, 2005, with early adoption permitted. Companies may apply this guidance either by recognition of a cumulative effect adjustment to beginning retained earnings in the period of adoption or by restating prior period financial statements. We expect to adopt the guidance on January 1, 2006, with the most significant impacts of adoption being the deferred mining costs asset on our balance sheet on that date will be recorded, net of taxes and minority interest share, as a cumulative effect adjustment to reduce beginning retained earnings and future stripping costs will effectively be charged to cost of sales as incurred. Adoption of the new guidance will have no impact on our cash flows. Had we adopted EITF 04-6 on January 1, 2004, we estimate operating income would have been reduced by approximately $14.9 million ($7.9 million to net income or $0.04 per diluted share) for the third quarter of 2005, $27.2 million ($14.5 million to net income or $0.08 per share) for the third quarter of 2004, $68.0 million ($36.0 million to net income of $0.16 per diluted share) for the first nine months of 2005 and $80.1 million ($42.5 million to net loss or $0.23 per share) for the first nine months of 2004. These pro forma amounts are not necessarily indicative of what charges may be for future periods.

Stock-Based Payments
Refer to Note 1 in FCX’s 2004 Annual Report on Form 10-K for our accounting for share-based payments, including stock options. Through September 30, 2005, we have accounted for grants of employee stock options under the recognition principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which require compensation costs for stock-based employee compensation plans to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock. If we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” which requires stock-based compensation to be recognized based on the use of a fair value method, our net income would have been reduced by $3.2 million, $0.02 per basic share and no change in earnings per diluted share, for the third quarter of 2005, $1.5 million, $0.01 per share, for the third quarter of 2004 and $9.5 million, $0.05 per basic share and $0.03 per diluted share, for the first nine months of 2005. Our net loss for the first nine months of 2004 would have been increased by $3.7 million, $0.02 per share (see Note 2 of Notes to the Consolidated Financial Statements).

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123R’s effective date is fiscal periods beginning after June 15, 2005. We are still reviewing the provisions of SFAS No. 123R and expect to adopt SFAS No. 123R on January 1, 2006. Based on currently outstanding employee stock options, we currently estimate the pro forma charge to earnings before taxes and minority interest sharing for the full year 2005 would total approximately $22 million, and the pro forma reduction in net income would be approximately $13 million, $0.07 per share using average basic shares outstanding for the third quarter of 2005. These 2005 pro forma amounts are not necessarily indicative of what charges may be for future periods.

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

3.	Gold and silver revenues are reflected as credits against site production and delivery costs in the by-product method.

Three Months Ended September 30, 2005
	By-Product	Co-Product Method
(In Thousands)	Method	Copper		Gold		Silver	Total
Revenues, after adjustments shown below	$593,374	$593,374		$210,377		$7,402	$811,153

Site production and delivery, before net noncash
and nonrecurring costs shown below	244,532 [a]	178,880	[b]	63,421	[b]	2,231 [b]	244,532
Gold and silver credits	(217,779)	-		-		-	-
Treatment charges	86,197	63,055		22,356		786	86,197
Royalty on metals	20,348	14,885		5,277		186	20,348
Unit net cash costs	133,298	256,820		91,054		3,203	351,077
Depreciation and amortization	51,143	37,412		13,264		467	51,143
Noncash and nonrecurring costs, net	2,469	1,806		640		23	2,469
Total unit costs	186,910	296,038		104,958		3,693	404,689
Revenue adjustments, primarily for pricing on
prior period open sales and silver hedging	66,582	71,534		-		(4,952)	66,582
PT Smelting intercompany profit elimination	(3,096)	(2,265)		(803)		(28)	(3,096)
Gross profit (loss)	$469,950	$366,605		$104,616		$(1,271)	$469,950

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$811,153	$244,532	$51,143
Net noncash and nonrecurring costs per above	N/A	2,469	N/A
Less: Treatment charges per above	(86,197)	N/A	N/A
Royalty per above	(20,348)	N/A	N/A
Revenue adjustments, primarily for pricing on
prior period open sales and hedging per above	66,582	N/A	N/A
Mining and exploration segment	771,190	247,001	51,143
Smelting and refining segment	378,412	351,517	7,415
Eliminations and other	(166,332)	(164,150)	3,088
As reported in FCX’s consolidated financial
statements	$983,270	$434,368	$61,646

a.	Net of deferred mining costs totaling $15.8 million or 4.6¢ per pound. Upon adoption of EITF 04-6, mining costs will no longer be deferred. See Note 1 of Notes to Consolidated Financial Statements.
b.	Net of deferred mining costs totaling $11.6 million or 3.3¢ per pound for copper, $4.1 million or $8.63 per ounce for gold and $0.1 million or $0.14 per ounce for silver. See Note a above.

Three Months Ended September 30, 2004
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold		Silver	Total
Revenues, after adjustments shown below	$349,395	$349,395	$139,919		$5,249	$494,563

Site production and delivery, before net noncash
and nonrecurring costs shown below	196,635 [a]	138,917 [b]	55,631	[b]	2,087 [b]	196,635
Gold and silver credits	(145,168)	-	-		-	-
Treatment charges	51,367	36,290	14,532		545	51,367
Royalty on metals	11,601	8,196	3,282		123	11,601
Unit net cash costs	114,435	183,403	73,445		2,755	259,603
Depreciation and amortization	46,135	32,593	13,052		490	46,135
Noncash and nonrecurring costs, net	2,237	1,580	633		24	2,237
Total unit costs	162,807	217,576	87,130		3,269	307,975
Revenue adjustments, primarily for pricing on
prior period open sales and silver hedging	16,281	17,722	-		(1,441)	16,281
PT Smelting intercompany profit elimination	(517)	(365)	(147)		(5)	(517)
Gross profit	$202,352	$149,176	$52,642		$534	$202,352

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$494,563	$196,635	$46,135
Net noncash and nonrecurring costs per above	N/A	2,237	N/A
Less: Treatment charges per above	(51,367)	N/A	N/A
Royalty per above	(11,601)	N/A	N/A
Revenue adjustments, primarily for pricing on
prior period open sales and hedging per above	16,281	N/A	N/A
Mining and exploration segment	447,876	198,872	46,135
Smelting and refining segment	222,184	223,384	7,114
Eliminations and other	(69,504)	(54,240)	2,506
As reported in FCX’s consolidated financial
statements	$600,556	$368,016	$55,755

a.	Net of deferred mining costs totaling $23.7 million or 9.0¢ per pound. Upon adoption of EITF 04-6, mining costs will no longer be deferred. See Note 1 of Notes to Consolidated Financial Statements.
b.	Net of deferred mining costs totaling $16.7 million or 6.4¢ per pound for copper, $6.7 million or $19.14 per ounce for gold and $0.3 million or $0.30 per ounce for silver. See Note a above.

Nine Months Ended September 30, 2005
	By-Product	Co-Product Method
(In Thousands)	Method	Copper		Gold		Silver	Total
Revenues, after adjustments shown below	$1,660,045	$1,660,045		$725,415		$23,908	$2,409,368

Site production and delivery, before net noncash
and nonrecurring costs shown below	658,958 [a]	454,019	[b]	198,400	[b]	6,539 [b]	658,958
Gold and silver credits	(749,323)	-		-		-	-
Treatment charges	225,551	155,404		67,909		2,238	225,551
Royalty on metals	56,867	39,181		17,122		564	56,867
Unit net cash costs	192,053	648,604		283,431		9,341	941,376
Depreciation and amortization	142,285	98,034		42,839		1,412	142,285
Noncash and nonrecurring costs, net	5,276	3,635		1,589		52	5,276
Total unit costs	339,614	750,273		327,859		10,805	1,088,937
Revenue adjustments, primarily for pricing on
prior period open sales and silver hedging	10,024	14,976		-		(4,952)	10,024
PT Smelting intercompany profit elimination	(3,120)	(2,150)		(939)		(31)	(3,120)
Gross profit	$1,327,335	$922,598		$396,617		$8,120	$1,327,335

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$2,409,368	$658,958	$142,285
Net noncash and nonrecurring costs per above	N/A	5,276	N/A
Less: Treatment charges per above	(225,551)	N/A	N/A
Royalty per above	(56,867)	N/A	N/A
Revenue adjustments, primarily for pricing on
prior period open sales and hedging per above	10,024	N/A	N/A
Mining and exploration segment	2,136,974	664,234	142,285
Smelting and refining segment	982,425	937,003	21,645
Eliminations and other	(430,155)	(411,277)	8,801
As reported in FCX’s consolidated financial
statements	$2,689,244	$1,189,960	$172,731

a.	Net of deferred mining costs totaling $68.6 million or 6.9¢ per pound. Upon adoption of EITF 04-6, mining costs will no longer be deferred. See Note 1 of Notes to Consolidated Financial Statements.
b.	Net of deferred mining costs totaling $47.3 million or 4.8¢ per pound for copper, $20.7 million or $12.25 per ounce for gold and $0.7 million or $0.20 per ounce for silver. See Note a above.

Nine Months Ended September 30, 2004
	By-Product	Co-Product Method
(In Thousands)	Method	Copper		Gold		Silver	Total
Revenues, after adjustments shown below	$755,834	$755,834		$327,229		$13,991	$1,097,054

Site production and delivery, before net noncash
and nonrecurring costs shown below	520,180 [a]	358,387	[b]	155,159	[b]	6,634 [b]	520,180
Gold and silver credits	(341,220)	-		-		-	-
Treatment charges	118,759	81,821		35,423		1,515	118,759
Royalty on metals	24,323	16,758		7,255		310	24,323
Unit net cash costs	322,042	456,966		197,837		8,459	663,262
Depreciation and amortization	96,738	66,649		28,855		1,234	96,738
Noncash and nonrecurring costs, net	5,207	3,587		1,554		66	5,207
Total unit costs	423,987	527,202		228,246		9,759	765,207
Revenue adjustments, primarily for pricing on
prior period open sales and silver hedging	11,929	13,370		-		(1,441)	11,929
PT Smelting intercompany profit elimination	(2,473)	(1,704)		(738)		(31)	(2,473)
Gross profit	$341,303	$240,298		$98,245		$2,760	$341,303

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$1,097,054	$520,180	$96,738
Net noncash and nonrecurring costs per above	N/A	5,207	N/A
Less: Treatment charges per above	(118,759)	N/A	N/A
Royalty per above	(24,323)	N/A	N/A
Revenue adjustments, primarily for pricing on
prior period open sales and hedging per above	11,929	N/A	N/A
Mining and exploration segment	965,901	525,387	96,738
Smelting and refining segment	605,137	637,042	21,209
Eliminations and other	(123,963)	(147,122)	5,808
As reported in FCX’s consolidated financial
statements	$1,447,075	$1,015,307	$123,755

a.	Net of deferred mining costs totaling $81.4 million or 14.2¢ per pound. Upon adoption of EITF 04-6, mining costs will no longer be deferred. See Note 1 of Notes to Consolidated Financial Statements.
b.	Net of deferred mining costs totaling $56.1 million or 9.8¢ per pound for copper, $24.3 million or $29.43 per ounce for gold and $1.0 million or $0.47 per ounce for silver. See Note a above.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Smelting and refining segment production costs reported
in FCX’s consolidated financial statements	$351,517	$223,384	$937,003	$637,042 [a]
Less:
Raw material purchase costs	(237,502)	(36,358)	(643,972)	(204,236)
Production costs of wire rod and wire	- [b]	(127,938)	- [b]	(212,228)
Production costs of anodes sold	(4,194)	(1,656)	(10,008)	(2,070)
Other	(1,238)	(430)	(2,260)	(5,195)
Credits:
Gold and silver revenues	(78,215)	(30,081)	(188,636)	(104,104)
Acid and other by-product revenues	(7,818)	(5,713)	(22,408)	(18,085)
Production costs used in calculating cathode cash unit
cost per pound	$22,550	$21,208	$69,719	$91,124
Pounds of cathode produced	138,200	131,000	407,700	327,300
Cathode cash unit cost per pound	$0.16	$0.16	$0.17	$0.28

a.	Includes $27.5 million, $0.14 per pound, for costs related to Atlantic Copper’s major maintenance turnaround.
b.	Atlantic Copper sold its wire rod and wire assets in December 2004.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating costs - PT Smelting (100%)	$21,696	$15,480	$57,770	$49,240
Add: Gold and silver refining charges	1,112	1,327	3,187	3,039
Less: Acid and other by-product revenues	(3,616)	(4,065)	(11,117)	(9,547)
Production cost of anodes sold	-	(162)	-	(249)
Other	(114)	(428)	(1,070)	412
Production costs used in calculating cathode cash unit
cost per pound	$19,078	$12,152	$48,770	$42,895
Pounds of cathode produced	144,700	136,300	434,300	320,200
Cathode cash unit cost per pound	$0.13	$0.09	$0.11	$0.13

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Reconciliation to Amounts Reported
Operating costs per above	$(21,696)	$(15,480)	$(57,770)	$(49,240)
Other costs	(332,544)	(250,338)	(923,489)	(585,247)
Revenue and other income	359,738	276,771	1,007,872	634,297
PT Smelting net income (loss)	5,498	10,953	26,613	(190)

PT Freeport Indonesia’s 25% equity interest	1,375	2,738	6,653	(48)
Amortization of excess investment cost	(60)	(60)	(180)	(180)
Equity in PT Smelting earnings (losses) reported in
FCX’s consolidated financial statements	$1,315	$2,678	$6,473	$(228)

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

(b) Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the third quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) During the third quarter of 2005 and in early October, we privately negotiated transactions with holders to induce conversion of $209.4 million of our $575 million 7% Convertible Senior Notes due 2011 into 6.8 million shares of our common stock. These transactions are in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933.

(c) In October 2003, our Board of Directors approved a new open market share purchase program for up to 20 million shares, which replaced our previous program. The program does not have an expiration date. No shares were purchased during the three-month period ended September 30, 2005, and 14.2 million shares remain available for purchase.

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

Date: November 3, 2005

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

10.9	FCX Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.13 to the FCX 1998 Form 10-K.

10.10	FCX President’s Award Program. Incorporated by reference to Exhibit 10.7 to the FCX November 5, 2001 Form S-3.

10.11	FCX Adjusted Stock Award Plan. Incorporated by reference to Exhibit 10.12 to the FCX 2003 Form 10-K.

10.12	FCX 1995 Stock Option Plan. Incorporated by reference to Exhibit 10.13 to the FCX 2003 Form 10-K.

10.13	FCX 1999 Stock Incentive Plan. Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2005 (the FCX 2005 Second Quarter Form 10-Q).

10.14	Form of Notice of Grant of Nonqualified Stock Options under the 1999 Stock Incentive Plan. Incorporated by reference to Exhibit 10.14 to the FCX 2005 Second Quarter Form 10-Q.

10.15	Form of Restricted Stock Unit Agreement under the 1999 Stock Incentive Plan. Incorporated by reference to Exhibit 10.15 to the FCX 2005 Second Quarter Form 10-Q.

10.16	Form of Performance-Based Restricted Stock Unit Agreement under the 1999 Stock Incentive Plan. Incorporated by reference to Exhibit 10.16 to the FCX 2005 Second Quarter Form 10-Q.

10.17	FCX 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.19 to the Annual Report of FCX on Form 10-K for the year ended December 31, 1999 (the FCX 1999 Form 10-K).

10.18
FCX Stock Appreciation Rights Plan dated May 2, 2000. Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2001 (the FCX 2001 Second Quarter Form 10-Q).

10.19	FCX 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.19 to the FCX 2005 Second Quarter Form 10-Q.

10.20	Form of Notice of Grant of Nonqualified Stock Options under the 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.20 to the FCX 2005 Second Quarter Form 10-Q.

10.21	Form of Restricted Stock Unit Agreement under the 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.21 to the FCX 2005 Second Quarter Form 10-Q.

10.22	Form of Performance-Based Restricted Stock Unit Agreement under the 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.22 to the FCX 2005 Second Quarter Form 10-Q.

10.23	FCX 1995 Stock Option Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.23 to the FCX 2005 Second Quarter Form 10-Q.

10.24	FCX 2004 Director Compensation Plan. Incorporated by reference to Exhibit 10.24 to the FCX 2005 Second Quarter Form 10-Q.

10.25	FCX Director Compensation. Incorporated by reference to Exhibit 10.25 to the FCX 2004 Form 10-K.

10.26	FCX Supplemental Executive Retirement Plan dated February 26, 2004. Incorporated by reference to Exhibit 10.26 to the FCX 2004 Form 10-K.

10.27	Amendment No. 1 to FCX Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FCX dated May 3, 2005.

10.28	FCX 2005 Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FCX dated May 5, 2005.

10.29	Amended Financial Counseling and Tax Return Preparation and Certification Program of FCX. Incorporated by reference to Exhibit 10.18 to the FCX 2003 First Quarter Form 10-Q.

10.30	FM Services Company Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.19 to the FCX 1998 Form 10-K.

10.31	Amended FM Services Company Financial Counseling and Tax Return Preparation and Certification Program. Incorporated by reference to Exhibit 10.20 to the FCX 2003 First Quarter Form 10-Q.

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