Form 10-K
period 2005-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2006-03-15
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Depositary Shares representing 0.003125 shares of Silver-
Denominated Preferred Stock, par value $0.10 per share	New York Stock Exchange
10⅛% Senior Notes due 2010 of the registrant	New York Stock Exchange
7% Convertible Senior Notes due 2011 of the registrant	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☒ Yes 0 No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. 0 Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes 0 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 0

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
☒ Large accelerated filer 0 Accelerated filer 0 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). 0 Yes ☒ No

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $8.7 billion on March 1, 2006, and approximately $5.0 billion on June 30, 2005.

On March 1, 2006, there were issued and outstanding 188,428,983 shares of Class B Common Stock and on June 30, 2005, there were issued and outstanding 177,342,552 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for our 2006 Annual Meeting to be held on May 4, 2006 are incorporated by reference into Part III
(Items 10, 11, 12, 13 and 14) of this report.

FREEPORT-McMoRan COPPER & GOLD INC.

i

PART I
Items 1. and 2. Business and Properties.

All of our periodic report filings with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, through our web site, www.fcx.com, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports and amendments are available through our web site as soon as reasonably practicable after we electronically file or furnish such material to the SEC. References to “Notes” are Notes in our “Notes to Consolidated Financial Statements” included in our 2005 Annual Report incorporated herein by reference (see “Item 8. Financial Statements and Supplementary Data”).

General

Through our majority-owned subsidiary, PT Freeport Indonesia, we have one of the world’s largest copper and gold mining and production operations in terms of reserves and production. We are also one of the lowest-cost copper producers in the world, after taking into account credits for related gold and silver production. Our principal asset is the Grasberg minerals district. We discovered the largest ore body in the district, Grasberg, in 1988. Based on available year-end 2004 reserve data, the Grasberg minerals district contains the largest single copper reserve and the largest single gold reserve of any mine in the world.

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

PT Freeport Indonesia conducts its operations pursuant to an agreement, called a Contract of Work, with the Government of Indonesia (see “Contracts of Work”). The Contract of Work allows us to conduct extensive mining, production and exploration activities in a 24,700-acre area that we call Block A, which contains the Grasberg minerals district, and governs our rights and obligations relating to taxes, exchange controls, royalties, repatriation and other matters. The Contract of Work also allows us to explore for minerals in an approximately 500,000-acre area that we call Block B. Exploration activities in Block B have been suspended in recent years, but we continue to assess the possible timing for the resumption of those activities. The term of our Contract of Work expires in 2021, but we can extend it for two 10-year periods subject to Indonesian government approval, which cannot be withheld or delayed unreasonably.

Another of our operating subsidiaries, PT Irja Eastern Minerals, which we refer to as Eastern Minerals, holds an additional Contract of Work in Papua covering approximately 1.2 million acres. Eastern Minerals conducts exploration activities, which have been suspended in recent years, under this Contract of Work (see “Contracts of Work”). We continue to assess the possible timing for the resumption of exploration activities in Eastern Minerals’ exploration area. We have a 100 percent ownership interest in Eastern Minerals.

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

Under a joint venture agreement through PT Nabire Bakti Mining, we conduct exploration activities, which have been suspended in recent years (see “Contracts of Work”), in an area covering approximately 500,000 acres in five parcels contiguous to PT Freeport Indonesia’s Block B and one of Eastern Minerals’ blocks. We continue to assess the possible timing for the resumption of exploration activities in PT Nabire Bakti Mining’s exploration area.

At December 31, 2005, PT Freeport Indonesia’s share of proven and probable recoverable reserves totaled 40.3 billion pounds of copper and 43.9 million ounces of gold, all of which are located in Block A. Our approximate 90.64 percent equity share of these proven and probable recoverable reserves totaled 36.5 billion pounds of copper and 39.8 million ounces of gold (see “Ore Reserves”). In this annual report, we refer to (1) aggregate reserves, which means all reserves for the operations we manage, (2) PT Freeport Indonesia’s share of reserves, which means the reserves net of Rio Tinto’s interest under our joint venture arrangements and which are the reserves reported as those of our operations in our consolidated financial statements and (3) our equity share of reserves, which is net of the 9.36 percent of PT Freeport Indoneisa owned by the Government of Indonesia.

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

The following four maps indicate

- the distance from the Grasberg minerals district in Papua to Bali (approximately 1,500 miles) and to Jakarta (approximately 2,000 miles);

- the location of the Papua province in which we operate;

- the location of our Contracts of Work areas within the Papua province; and

- the infrastructure of our Contract of Work project area.

[

P. MASI MASI
KAB. YAPENWAROPEN
KAB. JAYAPURA
KAB. NABIRE
SARERABAY
NABIRE
BLOCK 2
KAB. PANIAI
KAB. PUNCAKJAYA
BLOCK 3
BLOCK B
MULIA
BLOCK1
BLOCK2
BLOCK B
BLOCK 3
ENAROTALI
BLOCK A
WAMENA
KAB. JAYAWIJAYA
ETNABAY
BLOCK 1
BLOCK B
TIMIKA
KAB. MIMIKA
ARAFURASEA
Block A Area
DISTRICT BOUNDARY
Block B Area
PT Nabire Bakti Mining Contract of Work
Eastem Minerals Contract of Work
KAB. MERAUKE

PT Freeport Indonesia Block A
Grasberg
TEMBAGAPURA
KUALA
KENCANA
TIMIKA
PT Freeport Indonesia
Project Area
AMAMAPARE
Approved Tailings
Management Area
N
0
10 Kilometers

Contracts of Work

Through Contracts of Work with the Government of Indonesia, PT Freeport Indonesia and Eastern Minerals conduct their current exploration operations and PT Freeport Indonesia conducts its mining operations in Indonesia. Both Contracts of Work govern our rights and obligations relating to taxes, exchange controls, royalties, repatriation and other matters. Both Contracts of Work were concluded pursuant to the 1967 Foreign Capital Investment Law, which expresses Indonesia’s foreign investment policy and provides basic guarantees of remittance rights and protection against nationalization, a framework for economic incentives and basic rules regarding other rights and obligations of foreign investors. Specifically, the Contracts of Work provide that the Government of Indonesia will not nationalize or expropriate PT Freeport Indonesia’s or Eastern Minerals’ mining operations. Any disputes regarding the provisions of the Contracts of Work are subject to international arbitration. We have experienced no disputes requiring arbitration during the 38 years we have operated in Indonesia.

PT Freeport Indonesia’s Contract of Work covers both Block A, which was first included in a 1967 Contract of Work that was replaced by a new Contract of Work in 1991, and Block B, to which we gained rights in 1991. The initial term of our Contract of Work expires in December 2021, but we can extend it for two 10-year periods subject to Indonesian government approval, which cannot be withheld or delayed unreasonably. We originally had the rights to explore 6.5 million acres in Block B, but pursuant to the Contract of Work we have only retained the rights to approximately 500,000 acres following significant geological assessment.

Eastern Minerals signed its Contract of Work in August 1994. The Contract of Work originally covered approximately 2.5 million acres. Eastern Minerals' Contract of Work provides for a four-to-seven year exploratory term and a 30-year term for mining operations. Subject to Indonesian government approval, which cannot be withheld or delayed unreasonably, we can extend this period for two 10-year periods. Eastern Minerals’ Contract of Work requires us to relinquish our rights to 25 percent of the original 2.5-million-acre Contract of Work area at the end of each of three specified periods. As of December 31, 2005, we had relinquished approximately 1.3 million acres and must relinquish an additional 0.6 million acres at the end of the three-year exploration period (currently in suspension), which can be extended by the Government of Indonesia for as many as two additional years.

We suspended our exploration activities outside of Block A in recent years because of safety and security issues and regulatory uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas and an Indonesian Forestry law enacted in 1999 prohibiting open-pit mining in forest preservation areas. In 2001, we requested and received from the Government of Indonesia formal temporary suspensions of our obligations under the Contracts of Work in all areas outside Block A. The current suspensions were granted for one-year periods ending February 26, 2006, for Block B; March 31, 2006, for PT Nabire Bakti Mining; and November 15, 2006, for Eastern Minerals. We have requested additional one-year suspensions for Block B and PT Nabire Bakti Mining.  Recent Indonesian legislation permits open-pit mining in PT Freeport Indonesia’s Block B area, subject to certain requirements. We continue to assess these requirements and security issues. The timing for our resumption of exploration activities in our Contract of Work areas outside Block A depends on the resolution of these matters.

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

PT Freeport Indonesia’s share of the combined royalties, including the additional royalties which became effective January 1, 1999, totaled $103.7 million in 2005, $43.5 million in 2004 and $26.5 million in 2003.

Republic of Indonesia

General. The Republic of Indonesia consists of more than 17,000 islands stretching 3,000 miles along the equator from Malaysia to Australia and is the fourth most populous nation in the world with over 240 million people. Following many years of Dutch colonial rule, Indonesia gained independence in 1945 and now has a presidential republic system of government.

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

Political Developments. In May 1998, President Suharto, Indonesia’s political leader for more than 30 years, resigned in the wake of an economic crisis in Indonesia and other parts of Southeast Asia and in the face of growing social unrest. Vice President B.J. Habibie succeeded Suharto. In June 1999, Indonesia held a new parliamentary election on a generally peaceful basis as the first step in the process of electing a new president. In October 1999, in accordance with the Indonesian constitution, the country’s highest political institution (the People’s Consultative Assembly), composed of the newly elected national parliament along with additional provincial and other representatives, elected Abdurrahman Wahid as president and Megawati Sukarnoputri as vice president in the national's first direct persidential election.

There were repeated challenges to the political leadership of President Wahid after his election in October 1999. In July 2001, the People’s Consultative Assembly voted to remove President Wahid, and elected Vice President Megawati Sukarnoputri as president. In October 2004, Susilo Bambang Yudhoyono was elected as president in the nation's first direct persidential election.

Other Developments.  In February 2006, a group of illegal gold panners engaged in conflict with Indonesian police and PT Freeport Indonesia security personnel when they were requested to leave an area near our milling facilities. Following the incident, the illegal panners blocked the road leading to the Grasberg mine and mill in protest and we temporarily suspended mining and milling operations as a precautionary measure. The panners also vandalized some of our light vehicles and offices near this area, causing approximately $4 million in damages. Our port facilities continued to operate during the disruption and concentrate shipments were not affected. The panners, mostly Papuans from outside our area of operations, presented a list of aspirations, primarily relating to their desire to share in the benefits of our existing initiatives and programs provided for the Papuans who are the traditional residents of our operations area. Mining and milling operations resumed after an approximate four-day outage. During the incident at our mine and mill, protestors in Jakarta vandalized the entrance floor of the office building housing our Indonesian headquarters and staged a three-day rally outside the building. The Indonesian police handled this matter, which did not disrupt our administrative functions or damage any of our facilities.

On August 31, 2002, three people were killed and 11 others were wounded in an ambush by a group of unidentified assailants. The assailants shot at several vehicles transporting international contract teachers from PT Freeport Indonesia’s school in Tembagapura, their family members, and other contractors to PT Freeport Indonesia on the road near Tembagapura, the mining town where the majority of PT Freeport Indonesia’s personnel reside. Indonesian authorities and the United States Federal Bureau of Investigation (FBI) investigated the incident, which resulted in the U.S. indictment of an alleged operational commander in the Free Papua Movement/National Freedom Force. In January 2006, Indonesian Police arrested this individual and 11 other Papuans.

On October 12, 2002, a bombing killed 202 people in the Indonesian province of Bali, which is 1,500 miles west of our mining and milling operations. Indonesian authorities arrested 35 people in connection with this bombing and 29 of those arrested have been tried and convicted. On August 5, 2003, 12 people were killed and over 100 others were injured by a car bomb detonated outside of the JW Marriott Hotel in Jakarta, Indonesia. On September 9, 2004, 11 people were killed and over 200 others injured by a car bomb detonated in front of the Australian embassy. On October 1, 2005, three suicide bombers killed 19 people and wounded over 100 others in Bali. International terrorist organizations are suspected in each of these incidents. In November 2005, Indonesian Police raided a house in East Java that resulted in the death of other accused terrorists linked to these bombings. Our mining and milling operations were not interrupted by these incidents, but our corporate offices in Jakarta sustained damages and relocated for several months as a result of the September 2004 bombing.

The Government of Indonesia, which provides security for PT Freeport Indonesia’s personnel and operations (see “Security Matters”), has expressed a strong commitment to protect natural resources businesses operating in Indonesia, including PT Freeport Indonesia, with heightened security following the incidents discussed above.

Economic and Social Conditions. The Indonesian economy grew by an estimated 6 percent in 2005 and 5 percent in 2004. The Indonesian currency, the rupiah, averaged approximately 9,700 rupiah to one United States (U.S.) dollar during 2005 and closed at 9,825 rupiah to one U.S. dollar on December 30, 2005, compared with 9,270 rupiah to one U.S. dollar on December 31, 2004.

Despite gradual improvements on the economic front, Indonesia’s recovery remains vulnerable to ongoing political and social tensions. Incidents of violence and separatist pressures continue to occur. Pro-independence movements have been prominent in certain areas, especially in the province of Aceh, and to a lesser extent in Papua. In 2005, the Government of Indonesia and the Free Aceh Movement reached a peace agreement which included the withdrawal of 24,000 military troops from Aceh.  Subsequently, the U.S. restored full relations with the Indonesian military after a 14-year moratorium, partly because of the successes by the Government of Indonesia in fighting terrorism and in reaching a peaceful agreement in Aceh.

The area surrounding our mining development is sparsely populated by indigenous people and former residents of other areas of Indonesia, some of whom have resettled in Papua under the Government of Indonesia’s transmigration program. A segment of the local population is opposing Indonesian rule over Papua, and several separatist groups have sought political independence for the province. In addition to the August 31, 2002, shooting incident, there have been sporadic attacks on civilians by separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military in Papua.

In 2001, new autonomy laws became effective in Indonesia. The laws were intended to shift a greater share of revenues and greater control of economic, regulatory and social affairs to Indonesia’s 31 provinces and over 300 regencies. The central government and the provinces continue to consider the implementation and administration of these new responsibilities.

Our Contracts of Work and the Government of Indonesia. The Indonesian government has repeatedly assured investors that existing contracts would be honored. In our 38 years of operating in Indonesia, the Indonesian government has always honored its commitments to us. Our belief that our Contracts of Work will continue to be honored is further supported by U.S. laws, which prohibit U.S. aid to countries that nationalize property owned by, or take steps to nullify a contract with, a U.S. citizen or company at least 50 percent owned by U.S. citizens if the foreign country does not within a reasonable time take appropriate steps to provide full value compensation or other relief under international law.

In July 2004, we received a request from the Indonesian Department of Energy and Mineral Resources that we offer to sell shares in PT Indocopper Investama to Indonesian nationals at fair market value. PT Indocopper Investama, which we wholly own, has an approximate 9.36 percent ownership interest in PT Freeport Indonesia. In response to this request and in view of the potential benefits of having additional Indonesian ownership in our operations, we have agreed to consider a potential sale of an interest in PT Indocopper Investama at fair market value. Neither our Contract of Work nor Indonesian law requires us to divest any portion of our ownership interest in PT Freeport Indonesia or PT Indocopper Investama. We have received no offers for our ownership interest.

Our Investment in Indonesia and Papua. We have a board-approved policy on social, employment and human rights, and have comprehensive and extensive social, cultural and community development programs, to which we have committed significant financial and managerial resources. See “Social Development, Employment and Human Rights.” These policies and programs are designed to address the impact of our operations on the local villages and people and to provide assistance for the development of the local people. While we believe these efforts serve to avoid damage to and disruptions of our operations, our operations could be adversely affected by social, economic and political forces beyond our control.

PT Freeport Indonesia contributes to the economies of Papua and the Republic of Indonesia through the payment of taxes, dividends and royalties; economic development programs; infrastructure development; employment and the purchase of local and national goods. PT Freeport Indonesia has frequently been one of the largest taxpayers in the Republic of Indonesia. In addition, it pays royalties on all minerals removed from the ground. Royalty payments are based on the volumes and prices of minerals sold in accordance with the terms of PT Freeport Indonesia’s Contract of Work, as discussed above.

Since it began development activities more than 35 years ago, PT Freeport Indonesia has made significant investments in infrastructure both for its use and for use by the Papuan public. These infrastructure improvements include medical facilities, roads, an airport and heliports, schools, housing, community buildings and places of worship.

PT Freeport Indonesia is also one of the largest private employers in Indonesia and by far the largest in Papua. As of December 31, 2005, PT Freeport Indonesia directly employed 8,044 people; and 6,225 contract workers provided services to PT Freeport Indonesia. In addition, 4,475 persons worked for privatized companies providing services within PT Freeport Indonesia’s operations area.

Besides the estimated $3.9 billion in direct benefits from taxes, royalties, dividends and fees payable to the Indonesian government under the Contract of Work from 1992 through 2005, PT Freeport Indonesia’s operations have provided another $10.0 billion during this period in indirect benefits to Papua and the Republic of Indonesia in the form of wages and benefits paid to workers, purchases of goods and services, charitable contributions and reinvestments in operations. For 2005, direct benefits totaled approximately $1.2 million and indirect benefits totaled approximately $736 million.

Ore Reserves

During 2005, net additions and revisions to the aggregate proven and probable reserves of the Grasberg and other Block A ore bodies in the Grasberg minerals district totaled approximately 132 million metric tons of ore representing increases of 2.1 billion recoverable pounds of copper, 0.4 million recoverable ounces of gold and 12.1 million recoverable ounces of silver. The additions were primarily the result of positive drilling results at the Mill Level Zone and Deep Mill Level Zone deposits, a 345-million-metric-ton complex with average ore grades of 1.06 percent copper and 0.83 grams per metric ton (g/t) of gold, and at the Grasberg underground extension to the Kucing Liar deposit, a 579-million-metric-ton complex with average ore grades of 1.20 percent copper and 1.06 g/t of gold. Completion of a successful feasibility study at Big Gossan also contributed to these gains. Year-end aggregate proven and probable recoverable reserves, net of 2005 production, were 2.8 billion metric tons of ore averaging 1.07 percent copper, 0.92 g/t of gold and 4.02 g/t of silver representing 56.6 billion pounds of copper, 58.0 million ounces of gold and 180.8 million ounces of silver. Our aggregate exploration budget for 2006, including Rio Tinto’s share, is expected to total approximately $15 million ($10 million for our share) with most of the efforts focused on potential extensions of the Grasberg underground and Kucing Liar mine complex, and testing downward extensions of the previously mined Ertsberg deposit. We continue to assess the timing of resumption of suspended exploration activities in areas outside the existing producing area of the Grasberg minerals district.

Pursuant to joint venture arrangements between PT Freeport Indonesia and Rio Tinto, Rio Tinto has a 40 percent interest in production from reserves above those reported at December 31, 1994. Net of Rio Tinto’s share, PT Freeport Indonesia’s share of proven and probable recoverable reserves as of December 31, 2005, was 40.3 billion pounds of copper, 43.9 million ounces of gold and 127.0 million ounces of silver. FCX’s equity interest in proven and probable recoverable reserves as of December 31, 2005, was 36.5 billion pounds of copper, 39.8 million ounces of gold and 115.1 million ounces of silver. We estimated recoverable reserves using a copper price of $0.90 per pound and a gold price of $350 per ounce. If metal prices were adjusted to the approximate average London spot prices for the past three years, i.e., copper prices adjusted from $0.90 per pound to $1.26 per pound and gold prices adjusted from $350 per ounce to $406 per ounce, the resulting additional proven and probable reserves would not be material to our reported reserves.

All of our proven and probable recoverable reserves lie within Block A. Aggregate Grasberg open pit and underground proven and probable recoverable ore reserves as of December 31, 2005, are shown below along with those of our other deposits. Reserve calculations were prepared by our employees under the supervision of George D. MacDonald, our Vice President of Exploration, and were reviewed and verified by Independent Mining Consultants, Inc., experts in mining, geology and reserve determination. See “Risk Factors.” We developed our current mine plan based on completing the mining of all of our currently designated recoverable reserves before the end of 2041, which would be the expiration of our Contract of Work including the two 10-year extensions discussed above. Prior to the expiration of the initial term of our Contract of Work in December 2021, under our current mine plan we expect to mine approximately 44 percent of aggregate proven and probable ore, representing approximately 52 percent of PT Freeport Indonesia’s share of recoverable copper reserves and approximately 65 percent of PT Freeport Indonesia’s share of recoverable gold reserves.

	Proven				Probable				Total
	Metric Tons of Ore (000s)[a]	Average Ore Grade			Metric Tons of Ore (000s)[a]	Average Ore Grade			Metric Tons
		Copper	Gold	Silver		Copper	Gold	Silver	of Ore (000s)[a]
		(%)	(g/t)	(g/t)		(%)	(g/t)	(g/t)
Developed and producing:
Grasberg open pit	193,245	1.08	1.31	2.47	444,839	1.08	1.18	2.59	638,084
Deep Ore Zone	82,202	0.92	0.62	4.91	80,697	0.83	0.59	4.92	162,899
Undeveloped:
Grasberg block cave	164,904	1.08	0.96	2.86	686,968	0.95	0.69	2.96	851,872
Kucing Liar	183,545	1.35	1.05	4.75	395,579	1.12	1.07	5.70	579,124
Deep Mill Level Zone	52,759	1.28	0.99	6.48	196,535	1.11	0.85	5.42	249,294
Ertsberg Stockwork Zone	36,656	0.50	0.85	1.78	110,112	0.50	0.86	1.74	146,768
Mill Level Zone	47,398	0.99	0.75	4.20	48,643	0.70	0.66	3.01	96,041
Big Gossan	9,040	2.48	1.14	13.40	43,696	2.28	1.09	15.03	52,736
Dom open pit	5,753	2.07	0.43	12.78	17,897	2.01	0.43	11.93	23,650
Dom block cave	7,201	1.43	0.36	9.31	14,820	1.34	0.36	8.58	22,021
Total	782,703	1.13	1.01	3.95	2,039,786	1.03	0.89	4.04	2,822,489

	Mill Recoveries (%)			Proven and Probable Recoverable Reserves[b]
	Copper	Gold	Silver	Copper	Gold	Silver
				(Billions of Lbs.)	(Millions of Ozs.)	(Millions of Ozs.)
Developed and producing:
Grasberg open pit	89.6	86.5	58.6	13.3	20.8	23.7
Deep Ore Zone	86.2	76.5	66.2	2.6	2.3	13.1
Undeveloped:
Grasberg block cave	87.8	68.5	69.4	15.6	13.5	43.0
Kucing Liar	89.0	49.5	49.7	13.2	9.5	38.4
Deep Mill Level Zone	89.8	80.7	82.2	5.4	5.5	28.6
Ertsberg Stockwork Zone	88.3	78.7	86.1	1.4	3.1	5.5
Mill Level Zone	88.0	79.1	82.4	1.5	1.7	7.0
Big Gossan	94.7	69.4	82.8	2.5	1.2	15.9
Dom open pit	62.3	63.8	46.6	0.6	0.2	3.3
Dom block cave	84.1	63.9	46.9	0.5	0.2	2.3
Total	88.5	71.4	64.5	56.6	58.0	180.8

PT Freeport Indonesia’s share				40.3	43.9	127.0
FCX’s equity share				36.5	39.8	115.1

a.	Ore reserve tonnage estimates are after application of applicable mining recovery factors.
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

In defining its open-pit reserves, PT Freeport Indonesia applies an “economic cutoff grade” strategy. The objective of this strategy is to maximize the net present value of its operations. PT Freeport Indonesia uses a break-even cutoff grade to define the insitu reserves for its underground ore bodies. The break-even cutoff grade is defined for a metric ton of ore as that equivalent copper grade, once produced and sold, that generates sufficient revenue to cover all operating and administrative costs associated with its production.

Our reserve estimates are based on the latest available geological and geotechnical studies. We conduct ongoing studies of our ore bodies to optimize economic values and to manage risk. We revise our mine plans and estimates of proven and probable mineral reserves as required in accordance with the latest available studies.

PT Freeport Indonesia’s ores contain three commercially recoverable metals; copper, gold and silver. We value all three metals in terms of a copper equivalent percentage to determine a single break-even cutoff grade. Copper equivalent percentage is used to express the relative value of multi-metal ores in terms of one metal. The calculation expresses the relative value of the ore using estimates of contained metal quantities, metals prices as used for reserve determination, recovery rates, treatment charges and royalties. The table below shows the break-even cutoff grade, expressed as a copper equivalent percentage, for each of our existing ore bodies as of December 31, 2005.

Ore Body	Copper Equivalent Cutoff Grade
Grasberg open pit	0.65%
Deep Ore Zone	0.73%
Grasberg block cave	0.70%
Kucing Liar	0.88%
Mill Level Zone	0.80%
Deep Mill Level Zone	0.83%
Ertsberg Stockwork Zone	0.78%
Dom block cave	1.00%
Big Gossan	1.63%
Dom open pit	1.14%
Average	0.77%

The following table sets forth the average drill hole spacing for each of our ore bodies. Drill hole spacing data are used by mining professionals, such as mining engineers, in determining the suitability of data coverage (on a relative basis) in a given deposit type and mining method scenario so as to achieve a given level of confidence in the resource estimate. Drill hole spacing is only one of several criteria necessary to establish resource classification. Drilling programs are typically designed to achieve an optimum sample spacing to support the level of confidence in results that apply to a particular stage of development of a mineral deposit. We calculate the average drill hole spacing within each ore body using the distance from the center of each block in the resource model to the nearest drill hole composite. We then calculate the averages of these values within the volume of each ore body and reported them under the column entitled “Average Distance: To Nearest Sample.” This value represents at least one-half of the average drill hole spacing within each deposit. We calculate the value under the column entitled “Average Distance: Between Drill Holes” by multiplying the average minimum distance value by two, and this value represents the maximum average drill hole spacing.

		Spacing (in meters)			Average Distance (in meters)
Deposit	Mining Unit	Surface Drilling Grids	Underground (& Surface) Drill Fans	Drilling Method	To Nearest Sample	Between Drill Holes (less than)
Grasberg	Open Pit	83	73	Core	39	79
Deep Ore Zone	Block Cave	-	50	Core	27	54
Grasberg	Block Cave	-	94	Core	44	89
Kucing Liar	Block Cave	-	81	Core	39	78
Mill Level Zone	Block Cave	-	50	Core	28	56
Deep Mill Level Zone	Block Cave	-	91	Core	44	88
Ertsberg Stockwork Zone	Block Cave	100	55	Core	29	58
Dom	Block Cave	-	50	Core	43	86
Big Gossan	Open Stope	100	62	Core	20	39
Dom	Open Pit	-	50	Core	35	71

Mining Operations - Mines in Production

We and our predecessors have conducted exploration and mining operations in Block A since 1967 and have been the only operator of these operations. We currently have two mines in operation: the Grasberg open pit and the Deep Ore Zone.

Grasberg Open Pit. We began open-pit mining of the Grasberg ore body in 1990. Open-pit operations are expected to continue until 2015 at which time the Grasberg underground mining operations are scheduled to begin.

Production is currently at the 3,385- to 4,060-meter elevation level and totaled 60.3 million metric tons of ore in 2005 and 48.9 million metric tons of ore in 2004, which provided 81 percent of our 2005 mill feed and 76 percent of our 2004 mill feed. Our open-pit mining rate, including ore and overburden, totaled 691,600 metric tons per day in 2005 and 592,700 metric tons per day in 2004. Annual production rates are expected to range between 650,000 metric tons per day and 750,000 metric tons per day through 2010 and then decline through 2015. The Grasberg open pit is fully developed and we expect to incur only maintenance capital costs with respect to the Grasberg open pit during its remaining life.

The current Grasberg equipment fleet consists of over 800 pieces of equipment. As of December 31, 2005, the larger mining equipment directly associated with production of the Grasberg open pit includes 164 haul trucks with payloads ranging from approximately 70 metric tons to 330 metric tons, 18 shovels with bucket sizes ranging from 15 cubic meters to 42 cubic meters and 62 bulldozers and graders. We believe our current equipment level is adequate to meet our projected production levels over the remaining life of the pit.

Grasberg crushing and conveying systems are integral to the mine and provide the capacity to transport up to 225,000 metric tons per day of Grasberg ore to the mill and 135,000 metric tons per day of overburden to the overburden stockpiles.

Mining costs are charged to operations as incurred. However, because of the configuration and location of the Grasberg open-pit ore body and the location and extent of the related surrounding overburden, the ratio of overburden to ore is much higher in the initial mining of the open pit than in later years. In 2005 and years prior, surface mining costs associated with overburden removal at PT Freeport Indonesia’s Grasberg open-pit mine that were estimated to relate to future production were initially deferred when the ratio of actual overburden removed to ore mined exceeded the estimated average ratio of overburden removed to ore mined over the life of the Grasberg open-pit mine, as projected in our most recent mine plan. Those deferred costs were to be charged subsequently to operating costs when the ratio of actual overburden removed to ore mined fell below the estimated average ratio of overburden to ore over the life of the Grasberg open-pit mine. The reserve quantities used to develop the life of mine ratio are the proven and probable ore quantities for the Grasberg open pit shown above.

In the mining industry, the costs of removing overburden and waste material to access mineral deposits are referred to as “stripping costs.” Through 2005, we applied the deferred mining cost method in accounting for our post-production stripping costs. The deferred mining cost method has been used by some companies in the metals mining industry; however, industry practice has varied. The deferred mining cost method matches the cost of production with the sale of the related metal from the open pit by assigning each metric ton of ore removed an equivalent amount of overburden tonnage, thereby averaging overburden removal costs over the life of the mine. The mining cost capitalized in inventory and the amounts charged to cost of goods sold do not represent the actual costs incurred to mine the ore in any given period. The application of the deferred mining cost method resulted in an asset on our balance sheets (“Deferred Mining Costs”) totaling $285.4 million at December 31, 2005 and $220.4 million at December 31, 2004 (see Note 1).

In March 2005, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” (EITF 04-6) (see Note 1) which requires that stripping costs incurred during production be considered costs of the extracted minerals and recognized as a component of inventory to be recognized in cost of sales in the same period as the revenue from the sale of inventory. As a result, capitalization of stripping costs incurred during production is appropriate only to the extent product inventory exists at the end of a reporting period. The guidance in EITF 04-6 is effective for financial statements issued for fiscal years beginning after December 15, 2005. Companies may apply this guidance either by recognition of a cumulative effect adjustment to beginning retained earnings in the period of adoption or by restating prior period financial statements. We adopted the guidance on January 1, 2006, with the most significant impacts of adoption being the deferred mining costs asset on our balance sheet on that date ($285.4 million) was recorded, net of taxes, minority interest share and inventory effects ($135.9 million), as a cumulative effect adjustment to reduce our retained earnings. Stripping costs incurred in 2006 and later periods will now effectively be charged to cost of sales as incurred. Adoption of the new guidance has no impact on our cash flows. The pro forma impact of applying EITF 04-6 would be to reduce net income by $35.3 million or $0.16 per diluted share for the year ended December 31, 2005, $39.4 million or $0.21 per share for the year ended December 31, 2004 and $33.8 million or $0.21 per diluted share for the year ended December 31, 2003. These pro forma amounts are not necessarily indicative of what charges may be for future periods.

Deep Ore Zone. The Deep Ore Zone ore body lies vertically below the now depleted Intermediate Ore Zone ore body. We began production from the Deep Ore Zone ore body in 1989, but we suspended production in 1991 in favor of production from the Grasberg deposit. Production using the block-cave method resumed in September 2000. Production is at the 3,110-meter elevation level and totaled 15.3 million metric tons of ore in 2005 and 15.9 million metric tons of ore in 2004. The Deep Ore Zone has performed above design capacity of 35,000 metric tons of ore per day.  We are expanding the Deep Ore Zone operation to a sustained rate of 50,000 metric tons of ore per day with the installation of a second crusher and additional ventilation. Production from the Deep Ore Zone averaged 42,000 metric tons of ore per day in 2005 and 43,600 metric tons of ore per day in 2004.

The Deep Ore Zone mine fleet consists of over 140 pieces of mobile heavy equipment. The primary mining equipment directly associated with production and development includes 41 load-haul-dump (LHD) units and 14 haul trucks. Our LHD units typically carry approximately 11 metric tons of ore. Using orepasses and chutes, the LHD units transfer ore into 55-ton capacity haul trucks. The trucks dump into a gyratory crusher and ore is then conveyed to the surface stockpiles.

During 2005 at the Deep Ore Zone mine, we completed over 10,000 meters of development drifting in support of the block-cave mining method and the ongoing expansion to 50,000 metric tons of ore per day. The expansion to a sustained rate of 50,000 metric tons of ore per day with the installation of a second crusher and additional ventilation is expected to be completed in 2007. The aggregate development costs for the Deep Ore Zone expansion is expected to approximate $62 million (approximately $37 million for PT Freeport Indonesia’s share) through the projected 2007 ramp-up. The Deep Ore Zone mine, a block cave operation, is one of the world’s largest underground mines.

Our development costs include costs incurred resulting from mine pre-production activities undertaken to gain access to proven and probable reserves including adits, drifts, ramps, permanent excavations, infrastructure and removal of overburden. Depreciation for mining and milling life-of-mine assets is determined using the unit-of-production method based on estimated recoverable proven and probable copper reserves. Development costs that relate to a specific ore body are depreciated using the unit-of-production method based on estimated recoverable proven and probable copper reserves for the ore body benefited. PT Freeport Indonesia’s total development costs at December 31, 2005 for the Deep Ore Zone mine, currently our only operating underground mine, totaled approximately $220 million, which are being depreciated on a unit-of-production basis over the life of the Deep Ore Zone proven and probable reserves (see Note 1).

The majority of maintenance activities are performed on site by a combination of PT Freeport Indonesia employees and contract workers. As of December 31, 2005, we had approximately 7,500 employees and contract workers directly involved in Grasberg open-pit and Deep Ore Zone underground mining, milling and ore flow operations.

 The Intermediate Ore Zone was an underground block-cave operation that began production in 1994. The Intermediate Ore Zone was depleted in 2003. Production totaled 2.5 million metric tons of ore in 2003. During its 10-year life, the Intermediate Ore Zone operation produced almost 30 percent more copper and gold than the initial reserve estimates.

Our principal source of power for all our operations is a coal-fired power plant that we built in conjunction with our fourth concentrator expansion (see “Infrastructure”). Diesel generators supply peaking and backup electrical power generating capacity. A combination of naturally occurring mountain streams and water derived from our underground operations provides water for our operations. The average annual rainfall in the project area is 180 inches.

Mining Operations - Mines in Development

Seven other ore bodies (the underground Grasberg, Kucing Liar, Mill Level Zone, Deep Mill Level Zone, Ertsberg Stockwork Zone, Big Gossan and the Dom) are located in Block A. These ore bodies are at various stages of development, and are included in our proven and probable recoverable reserves. We continually review our operations development opportunities to maximize the value of the reserves. We incurred $12.6 million for mine development, expansion and infrastructure capital expenditures related to these ore bodies and $45.2 million for common underground infrastructure development during the three years ended December 31, 2005. See “Risk Factors.”

The underground Grasberg reserves will be mined using the block-cave method at the end of open-pit mining, which is expected to continue until approximately 2015. The Kucing Liar ore body lies on the southern flank of and underneath the southern portion of the Grasberg open pit at the 2,605- to 3,115-meter elevation level. We expect to mine the Kucing Liar ore body using the block-cave method.

The Mill Level Zone ore body lies directly below the Deep Ore Zone mine at the 2,890-meter elevation. The Deep Mill Level Zone ore body lies beneath the Mill Level Zone ore body at the 2,590-meter elevation. This ore represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. Drilling efforts continue to determine the extent of these ore bodies. We expect to mine the Mill Level Zone ore body using a block-cave method near completion of mining at the Deep Ore Zone ore body. Near the end of mining the Mill Level Zone ore body, we expect to mine the Deep Mill Level Zone ore body also using a block-cave method.

The Ertsberg Stockwork Zone ore body extends off the southwest side of the Deep Ore Zone ore body at the 3,126- to 3,626-meter elevation level. Drilling efforts continue to determine the extent of this ore body, which we expect to mine using a block-cave method starting in about 2009.

The Big Gossan ore body is located approximately 1,000 meters southwest of the original Ertsberg open-pit deposit. We began the initial underground development of the ore body in 1993 when we drove tunnels from the mill area into the ore zone at the 3,000-meter elevation level. A stope and fill mining method will be used on the Big Gossan deposit. In 2005, we completed a feasibility study and an update to the site-wide development plan to determine the timing of initial production, currently projected to be 2008.

The Dom ore body lies approximately 1,500 meters southeast of the depleted Ertsberg open-pit deposit. Production at the open-pit and underground portions of the ore body will begin after completion of open-pit mining at Grasberg.

The projected aggregate capital expenditures required to reach full production capacity for each of our undeveloped ore bodies based on our latest mine plans and our proven and probable recoverable reserves as of December 31, 2005, are shown below in millions of U.S. dollars. Actual costs could differ materially from these estimates as we will not incur most of the expenditures for several years and we will incur them over a period of several years. In addition to the mine development costs below, our current mine development plans include approximately $1 billion of capital expenditures at our processing facilities to optimize the handling of underground ore types once Grasberg open-pit operations cease. We continue to review our processing plans to maximize the value of our reserves. Based on our current estimates, we expect aggregate expenditures will range between $40 million and $330 million annually, during the next 15 years. In addition, these costs will be shared with Rio Tinto in accordance with our joint venture agreement.

Grasberg block cave	$1,120
Kucing Liar block cave	690
Mill Level Zone block cave	310
Deep Mill Level Zone block cave	280
Big Gossan open stope	225
Ertsberg Stockwork Zone block cave	170
Dom block cave	130
Dom open pit	70
Total	$2,995

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

During 2005, we mined an average of 733,600 metric tons of material per day, including ore and overburden.  We do not require any additional approvals for higher mining rates. During 2004, we mined an average of 636,200 metric tons of material per day. The following chart illustrates our current aggregate mill capacity; our aggregate permitted mill capacity and our projected milling rates. Mill capacity will vary with the ore type being processed. The decline in milling rates in 2016 reflects the expected completion date of open-pit mining at the Grasberg ore body. We are continuing to develop mine plans to optimize production levels.

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

Our production results for the last three years are as follows:

	Years Ended December 31,			Percentage Change
	2005	2004	2003	2004 to 2005	2003 to 2004
Mill throughput (metric tons of ore
per day)	216,200	185,100	203,000	17%	(9)%
Copper production, net to PT
Freeport Indonesia (000 pounds)	1,455,900	996,500	1,291,600	46%	(23)%
Gold production, net to PT Freeport
Indonesia (ounces)	2,789,400	1,456,200	2,463,300	92%	(41)%
Average unit net cash costs
(credits) per pound of copper[a]	$0.07	$0.40	$(0.02)	(83)%	N.M.

N.M. Not Meaningful
a.
Includes site production and delivery costs, smelting and refining costs, and royalties, less credits for gold and silver sales. See our 2005 Annual Report incorporated herein by reference for a reconciliation of average unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

Mill throughput and production improved significantly in 2005 compared to 2004, which was negatively affected by PT Freeport Indonesia’s efforts to accelerate removal of overburden material and restore safe access to higher-grade areas in the pit (see below). Mill throughput averaged 216,200 metric tons of ore per day in 2005, a 17 percent increase from the 185,100 metric tons average in 2005. Copper and gold production was higher in 2005 compared with 2004 reflecting the higher mill throughput and higher average ore grades. Copper production for 2005 totaled 1.46 billion pounds, 459.4 million pounds higher than 2004 production. Gold production for 2005 totaled 2.79 million ounces, 1.3 million ounces higher than 2004 production. The higher sales volumes and the primarily fixed nature of a large portion of PT Freeport Indonesia’s cost structure resulted in average unit net cash costs for 2005 decreasing to $0.07 per pound compared with $0.40 per pound for 2004.

In October 2003, a slippage of material occurred in a section of the Grasberg open pit and in December 2003, a smaller debris flow occurred in the same section. The area affected by the slippage events included two active mining areas which were scheduled to be mined in the fourth quarter of 2003 (see “Grasberg Open-Pit Slippage”). Mill throughput and production in 2003 and 2004 were negatively affected by PT Freeport Indonesia’s efforts to accelerate removal of overburden material and restore safe access to higher-grade areas in the pit. Mill throughput averaged 185,100 metric tons of ore per day in 2004, a nine percent decrease from the 203,000 metric tons average in 2003. Copper and gold production was lower in 2004 compared with 2003 reflecting the lower mill throughput and lower average ore grades. Copper production for 2004 totaled 1.0 billion pounds, 295 million pounds lower than 2003 production. Gold production for 2004 totaled 1.46 million ounces, 1.0 million ounces lower than 2003 production. The lower sales volumes and the primarily fixed nature of a large portion of PT Freeport Indonesia’s cost structure resulted in average unit net cash costs for 2004 increasing to $0.40 per pound compared with a net credit of $(0.02) per pound for 2003. Average unit net cash costs per pound of copper totaled a net credit of $(0.02) per pound for 2003, which was an annual record low.

Because of the fixed nature of a large portion of our costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period. In addition, we have experienced significant increases in our production costs in recent years primarily as a result of higher energy costs and costs of other consumables, higher mining costs and milling rates, labor costs and other factors. Once we complete our open-pit mining operations at the Grasberg mine in approximately 2015 and transition to underground, we expect our share of annual copper and gold production to be lower than current levels, and all other factors being equal, our average unit net cash costs to increase. For more information regarding our operating and financial results, see our 2005 Annual Report incorporated herein by reference.

We estimate our share of sales for 2006 to approximate 1.3 billion pounds of copper and 1.7 million ounces of gold. Average annual sales volumes over the five-year period from 2006 through 2010 are expected to approximate 1.3 billion pounds of copper and 1.9 million ounces of gold. As a result of lower than targeted mining rates, ore from a high-grade section in the primary ore area (“6 North”) of the Grasberg open pit, previously expected to be mined in late 2006 has been deferred to early 2007. Accordingly, our current mine plans alter the timing of subsequent years’ ore production compared with previous plans. These revised production estimates do not have a significant economic effect since the deferrals occur within months of overlapping annual periods. Efforts are under way to improve productivity of mining activities which would increase mining rates and advance the timing of metal production. See “Risk Factors.”

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

Our technical services group uses information from geological drilling for the development and updating of our geological, geotechnical and hydrologic models. We develop computer-based geologic models for mine design and dewatering programs. We provide continuous ground and slope monitoring in our mines and on overburden stockpiles using various computerized and automated systems. We also daily inspect all open-pit working areas, with any items of concern being reported to our senior managers. Our hydrology function measures and tracks water flow patterns to determine the effectiveness and need for de-watering and depressurization programs. We drain all surface flows away from the open pit and pump any in-pit surface water to dedicated drain holes connected to our underground de-watering drift system. We also continuously monitor rainfall at our operations so that we may adjust for operational impacts and safety considerations.

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

Exploration

As a result of our joint venture arrangements, Rio Tinto generally pays for 40 percent of our joint venture exploration and exploratory drilling costs in Papua. The joint ventures incurred total exploration costs of $13.3 million in 2005 and $13.6 million in 2004. The joint ventures’ exploration budget for 2006, including Rio Tinto’s share, is expected to total approximately $15 million ($10 million for our share) with most of the effort focused on potential extensions of the Grasberg underground and Kucing Liar mine complex, and testing downward extensions of the previously mined Ertsberg deposit. We continue to assess the timing of resumption of suspended exploration activities in areas outside the existing producing area of the Grasberg minerals district.

In June 1998, we entered into a joint venture agreement to conduct exploration activities in PT Nabire Bakti Mining’s Contract of Work area, which currently covers approximately 500,000 acres in several blocks contiguous to PT Freeport Indonesia’s Block B and one of Eastern Minerals’ blocks in Papua. Rio Tinto shares in 40 percent of our interest and costs in this exploration joint venture. We and Rio Tinto can earn up to a 62 percent interest in the PT Nabire Bakti Mining Contract of Work by spending up to $21 million on exploration and other activities in the joint venture areas. We have spent $17.3 million through December 31, 2005.

With the subsequent approval of the Indonesian government, in 2000 we suspended our field exploration activities in Block B, which includes the Wabu Ridge gold prospect, as well as in the other Contract of Work areas of Eastern Minerals and PT Nabire Bakti Mining. The suspensions are due to safety and security issues and regulatory uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas and an Indonesian Forestry law enacted in 1999 prohibiting open-pit mining in forest preservation areas. All of the suspended areas are outside of our current mining operations area. We continue to assess the possible timing for resumption of our exploration activities.

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

In July 2003, we acquired the 85.7 percent ownership interest in Puncakjaya Power owned by affiliates of Duke Energy Corporation for $68.1 million cash, net of $9.9 million of cash acquired. Puncakjaya Power is the owner of assets supplying power to PT Freeport Indonesia’s operations, including the 3x65 megawatt coal-fired power facilities. PT Freeport Indonesia purchases power from Puncakjaya Power under infrastructure asset financing arrangements. In March 2005, we prepaid $187.0 million of bank debt associated with Puncakjaya Power’s operations; and as a result of this prepayment of debt, at December 31, 2005, we had a $135.4 million intercompany loan outstanding to Puncakjaya Power. At December 31, 2005, PT Freeport Indonesia had infrastructure asset financing obligations to Puncakjaya Power totaling $218.1 million and Puncakjaya Power had a receivable from PT Freeport Indonesia for $280.0 million, including Rio Tinto’s share. We consolidate PT Freeport Indonesia and Puncakjaya Power and our consolidated balance sheet only reflects a $61.9 million receivable ($8.8 million in other accounts receivable and $53.1 million in long-term assets) for Rio Tinto’s share of Puncakjaya Power’s receivable as provided for in our joint venture agreement with Rio Tinto.

Marketing

PT Freeport Indonesia sells its copper concentrates, which contain significant quantities of gold and silver, under U.S. dollar-denominated sales agreements, mostly to companies in Asia and Europe and to international trading companies. We sell substantially all of our budgeted production of copper concentrates under long-term contracts with selling prices based on world metals prices (generally the London Metal Exchange settlement prices for Grade A copper). Under these contracts, initial billing occurs at the time of shipment and final settlement on the copper portion is generally based on average prices for a specified future period. Gold generally is sold at the average London Bullion Market Association price for a specified month near the month of shipment.

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

We have commitments, including commitments from Atlantic Copper and PT Smelting, for essentially all of PT Freeport Indonesia’s estimated 2006 production. PT Freeport Indonesia has a long-term contract through 2007 to provide Atlantic Copper with a quantity of copper concentrates at market prices which currently approximates 60 percent of Atlantic Copper’s annual copper concentrate requirements. PT Freeport Indonesia’s agreement with PT Smelting provides, for the life of PT Freeport Indonesia’s mines, for the supply of 100 percent of the copper concentrate requirements necessary to produce 205,000 metric tons of copper (essentially the Gresik smelter’s original design capacity) on a priority basis. In 2004, PT Smelting increased its stated production capacity to 250,000 metric tons of copper per year. PT Smelting plans to expand its production capacity to approximately 270,000 metric tons of copper metal per year by the middle of 2006. For the first 15 years of PT Smelting’s commercial operations beginning December 1998, PT Freeport Indonesia agreed that the treatment and refining charges on specified quantities of the concentrate PT Freeport Indonesia supplies will not fall below specified minimum rates, subject to renegotiation in 2008. The rate was $0.23 per pound, during the period from the commencement of PT Smelting’s operations in 1998 until April 3, 2004 when it declined to a minimum of $0.21 per pound. We anticipate that PT Freeport Indonesia will sell approximately 50 to 60 percent of its annual concentrate production to Atlantic Copper and PT Smelting. A summary of PT Freeport Indonesia’s aggregate percentage concentrate sales to its affiliates and to other parties for the last three years follows:

	2005	2004	2003
PT Smelting	29%	40%	30%
Atlantic Copper	25%	19%	25%
Other parties	46%	41%	45%
	100%	100%	100%

Investment in Smelters

Our investment in smelters (Atlantic Copper and PT Smelting) serves an important role in our concentrate marketing strategy. As discussed above, PT Freeport Indonesia generally sells approximately one-half of its concentrate production to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder to other customers. Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and income to Atlantic Copper and PT Smelting. Through downstream integration, we are assured placement of a significant portion of our concentrate production. While low smelting and refining charges in recent years adversely affected the operating results of Atlantic Copper, they benefited the operating results of PT Freeport Indonesia’s mining operations, effectively achieving a hedge for these charges. Market rates for treatment and refining charges have increased significantly since late 2004. Higher treatment and refining charges benefit the operating results of Atlantic Copper and adversely affect the operating results of PT Freeport Indonesia. However, the net effect of changes in treatment and refining rates on our consolidated results is not material.

Atlantic Copper, S.A. We own 100 percent of Atlantic Copper. Atlantic Copper completed the last expansion of its production capacity in 1997 and its smelter currently has a nominal capacity of 290,000 metric tons of copper per year and its refinery currently has a design capacity of 260,000 metric tons of copper per year. We have no present plans to expand Atlantic Copper’s production capacity. During 2005, Atlantic Copper treated 975,400 metric tons of concentrate and scrap and produced 284,200 metric tons of new copper anodes. During 2004, Atlantic Copper treated 768,100 metric tons of concentrate and scrap and produced 224,300 metric tons of new copper anodes. Atlantic Copper’s positive results in 2005 compared with 2004 primarily reflect higher treatment charge rates and realized benefits from a recent cost reduction and operational enhancement effort, partially offset by higher energy costs. Atlantic Copper completed a 51-day scheduled major maintenance turnaround in May 2004, adversely affecting 2004 results. Major maintenance turnarounds of this duration typically occur approximately every nine years for Atlantic Copper, with significantly shorter-term maintenance turnarounds occurring in the interim. Atlantic Copper has a 22-day maintenance turnaround currently scheduled for 2007. Atlantic Copper purchased approximately 55 percent of its 2005 concentrate requirements from PT Freeport Indonesia at market prices. Atlantic Copper has experienced no material operating problems, and we are not aware of any potential material environmental liabilities at Atlantic Copper.

We made no capital contributions to Atlantic Copper in 2005; however, we contributed $202.0 million to Atlantic Copper in 2004 and $10.0 million in 2003. In addition, we loaned $189.5 million to Atlantic Copper in 2004. The funds were used to improve Atlantic Copper’s financial structure during its major maintenance turnaround and during a period of extremely low treatment and refining charge rates, which negatively affected Atlantic Copper’s results. Our net investment in Atlantic Copper through December 31, 2005, was $115.0 million.

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

PT Smelting is a joint venture among PT Freeport Indonesia, Mitsubishi Materials Corporation, Mitsubishi Corporation and Nippon Mining & Metals Co., Ltd., which own 25 percent, 60.5 percent, 9.5 percent and 5 percent, respectively, of the outstanding PT Smelting common stock. In accordance with the joint venture agreements, PT Freeport Indonesia provides the majority of PT Smelting’s copper concentrate requirements. In December 2003, PT Smelting’s shareholder agreement was amended to eliminate PT Freeport Indonesia’s assignment of its earnings in

PT Smelting to support a 13 percent cumulative annual return to the other owners for the first 20 years of operations. No amounts were paid under this assignment. PT Freeport Indonesia’s total investment in PT Smelting through December 31, 2005, was $98.7 million.

During 2005, PT Smelting treated 908,900 metric tons of concentrate and produced 275,000 metric tons of new copper anodes. During 2004, PT Smelting treated 758,100 metric tons of concentrate and produced 211,600 metric tons of new copper anodes. PT Smelting completed a 31-day major maintenance turnaround in the second quarter of 2004. Major maintenance turnarounds of this duration typically occur approximately every four years for PT Smelting, with significantly shorter term maintenance turnarounds in the interim. PT Smelting has an 18-day maintenance turnaround scheduled for mid-2006 and its next major maintenance turnaround is scheduled for 2008. PT Smelting also completed a refinery expansion during the maintenance turnaround, increasing its production capacity to approximately 250,000 metric tons of copper metal per year. PT Smelting plans to further expand its production capacity to approximately 270,000 metric tons of copper metal per year by the middle of 2006. PT Smelting has experienced no material operating problems and we are not aware of any potential material environmental liabilities at PT Smelting.

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

Social Development, Employment and Human Rights

We have a social, employment and human rights policy designed to result in our operating in compliance with the laws in the areas of our operations, and in a manner that respects basic human rights and the culture of the people who are indigenous to the area. We continue to make significant expenditures on social and cultural activities, primarily in Papua. These activities include:

•	comprehensive job training programs;
•	basic education programs;
•	several public health programs, including extensive malaria control;
•	agricultural assistance programs;
•	a business incubator program to encourage the local people to establish their own small scale businesses;
•	cultural preservation programs; and
•	charitable donations.

In 1996, PT Freeport Indonesia agreed to commit at least one percent of its revenues to the Freeport Partnership Fund for Community Development (formerly the Freeport Fund for Irian Jaya Development) to support village-based health, education, economic and social development programs in its area of operations. This commitment replaced our community development programs in which we spent a similar amount of money each year. Our share of contributions to the Freeport Partnership Fund for Community Development totaled $35.7 million in 2005, $17.5 million in 2004 and $17.4 million in 2003.  Our joint venture partner, Rio Tinto, also contributes to this fund and including their share the contributions totaled $42.3 million in 2005, $19.0 million in 2004 and $21.5 million in 2003.

Lembaga Pembangunan Masyarakat Amungme Kamoro (LPMAK) oversees disbursement of the amounts we contribute to the fund. LPMAK’s board of commissioners is made up of a leader of the Amungme people, a leader of the Kamoro people, leaders of the three local churches, a representative of the local government and a representative of PT Freeport Indonesia.

We believe that our social and economic development programs are responsive to the issues raised by the local villages and people and should help us to avoid disruptions of mining operations. Nevertheless, social and political instability in the area may adversely impact our mining operations. See “Risk Factors.”

In December 2000, we endorsed the joint U.S. State Department-British Foreign Office Voluntary Principles on Human Rights and Security. Several major natural resources companies and international human rights organizations participated in developing the Voluntary Principles and have endorsed them. We participated in developing these principles and incorporated them into our social and human rights policy.

Security Matters

Consistent with our Contract of Work and the requirement to protect our employees and property, we have taken appropriate steps to provide a safe and secure working environment. As part of its security program, PT Freeport Indonesia maintains its own internal security department, which performs functions such as protecting company facilities, monitoring the shipment of company goods through the airport and terminal, assisting in traffic control and aiding rescue operations. PT Freeport Indonesia’s civilian security employees (numbering about 680) are unarmed and perform duties consistent with their internal security role. PT Freeport Indonesia’s share of costs for its internal civilian security department totaled $11.3 million for 2005, $12.3 million for 2004 and $11.2 million for 2003. The security department has received human rights training and each member is required to certify his or her compliance with our human rights policy.

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

PT Freeport Indonesia’s share of support costs for the government-provided security, involving over 2,400 Indonesian government security personnel currently located in the general area of our operations, was $6.2 million for 2005, $6.9 million for 2004 and $5.9 million for 2003. This supplemental support consists of various infrastructure and other costs, such as food, housing, fuel, travel, vehicle repairs, allowances to cover incidental and administrative costs, and community assistance programs conducted by the military/police. PT Freeport Indonesia’s capital costs for associated infrastructure was $0.1 million for 2005, $0.2 million for 2004 and $0.6 million for 2003.

As reported in January 2006, we are responding to requests from governmental authorities in the United States and Indonesia for information about PT Freeport Indonesia primarily relating to PT Freeport Indonesia's support of Indonesian security institutions. As discussed above, we provide support to assist security institutions deployed and directed by the Government of Indonesia with infrastructure, logistics and the hardship elements of posting in Papua and our practices adhere to the joint U.S. State Department-British Foreign Office Voluntary Principles on Security and Human Rights.  We intend to cooperate in responding to these requests.

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

We have also committed to the Indonesian government to have independent external environmental audits of our Papuan operations performed by qualified experts every three years, with results available for public review. We have had four independent environmental audits conducted by internationally recognized consulting and auditing firms. Montgomery Watson Harza has completed the fieldwork for the 2005 external environmental audit and we expect the audit report to be completed by early in the second quarter of 2006. We conduct annual internal audits to  ensure that our environmental management and monitoring programs remain sound and our operations will continue to comply in all material respects with applicable regulations.

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

We have environmental approvals from the Government of Indonesia to expand our milling rate up to a maximum of 300,000 metric tons of ore per day. In 2005, we averaged 216,200 metric tons of ore per day and in 2004 we averaged 185,100 metric tons of ore per day.

The cost of complying with environmental laws is a fundamental cost of our business. We incurred aggregate environmental capital expenditures and other environmental costs totaling $44.0 million in 2005, $65.1 million in 2004 and $72.1 million in 2003, including tailings management levee maintenance and mine reclamation. In 2006, we expect to incur approximately $28 million of aggregate environmental capital expenditures and $37 million of other environmental costs.

We are currently revegetating portions of the tailings deposition area. Upon the completion of our mining operations, we will fulfill the commitments included in our approved environmental management plans. Our plans for revegetation of affected areas of the deposition area include natural revegetation, forage crops and grasses, fruits, grains and vegetables, and other traditional food and medicinal crops. Decisions on these plans are made in consultation with local and regional government, local residents and other stakeholders. In addition to the revegetation and reclamation of the deposition area, we will continue to operate treatment systems as long as necessary. We also monitor and test the water discharged from our mine and the pH, sulfate and electrical conductivity levels of ground water in the deposition area. The stability of our levees will be ensured through comprehensive visual inspection, maintenance and improvement programs directed by an experienced engineering group dedicated to levee management and revegetation of the levee embankments. Moreover, we will submit an annual written report to the Indonesian government regarding our reclamation activities.

Our ultimate reclamation and closure activities will be determined after consultation with the Indonesian government, local residents and other parties. Our estimate as of December 31, 2005 of PT Freeport Indonesia’s total aggregate reclamation and closure obligations total approximately $156 million. Estimates of reclamation and closure costs involve complex issues requiring integrated assessments over a period of many years, and we may revise them as we perform more complete studies. Some reclamation costs will be incurred during mining activities, while most closure costs and the remaining reclamation costs will be incurred at the end of mining activities, which are currently estimated to continue for more than 35 years.

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

In 1996, we began contributing to a cash fund ($7.2 million balance at December 31, 2005) designed to accumulate at least $100 million by the end of our Indonesian mining activities. We plan to use this fund, including accrued interest, to pay for mine closure and reclamation costs. Any incremental costs in excess of this $100 million fund are expected to be incurred throughout the life of the mine and would be funded by operational cash flow or other sources. Future environmental considerations and future changes in regulations could require us to incur additional costs that would be charged against future operations. Estimates involving environmental matters are by their nature imprecise and changes in government regulations, operations, technology and inflation can be expected to require us to revise them over time.

We believe that Atlantic Copper’s facilities and operations are in compliance in all material respects with all currently applicable Spanish environmental laws, rules and regulations. In July 2002, the Integrated Pollution Prevention and Control guidelines were adopted under Spanish law with a phase in for compliance by 2009. Atlantic Copper, working with local environmental authorities, is continually assessing the impact of these new guidelines on its operations, and has budgeted approximately $20 million as its estimate of the remaining required capital expenditures from 2006 through 2009 to comply. In April 2005, the Environmental Management Systems at Atlantic Copper’s operations in Huelva were audited by the Spanish Association for Standardization and Certification (AENOR), in accordance with the ISO 14001:96 international certification standards and the European Union Environmental, Eco-Management and Eco-Auditing (EMAS) Regulation No. 761/2001. AENOR is a Spanish not-for-profit entity that has been accredited by the Spanish government to inspect, audit and certify environmental management systems. Atlantic Copper received positive results from the audits, which are required annually to retain the ISO 14001 certification that Atlantic Copper achieved in prior years.

The Indonesian and Spanish governments may periodically revise their environmental laws and regulations or adopt new ones, and we cannot predict the effects on our operations of new or revised regulations. We have expended significant resources, both financial and managerial, to comply with environmental regulations and permitting and approval requirements, and we anticipate that we will continue to do so in the future. There can be no assurance that we will not incur additional significant costs and liabilities to comply with such current and future regulations or that such regulations will not materially affect our operations (see “Risk Factors”).

Employees and Relationship with FM Services Company

As of December 31, 2005, PT Freeport Indonesia had 8,044 employees (approximately 98 percent Indonesian) and 6,225 contract workers, the vast majority of whom were Indonesian. Approximately 75 percent of PT Freeport Indonesia’s employees are represented by the All Indonesia Workers’ Union, which operates under Government of Indonesia supervision. PT Freeport Indonesia has a labor agreement covering its hourly paid Indonesian employees, the key provisions of which are renegotiated biannually. In June 2005, PT Freeport Indonesia and its workers agreed to terms for a new labor agreement that expires in September 2007. PT Freeport Indonesia’s relations with the workers’ union have generally been satisfactory. In addition, 4,475 persons worked for privatized companies providing services within PT Freeport Indonesia’s operations area.

As of December 31, 2005, Atlantic Copper had 544 employees, of which approximately 72 percent are represented by union contracts. Atlantic Copper’s labor contract covering its smelter/refinery workforce in Huelva, Spain expired on December 31, 2005 and was renewed for a three-year period with no material changes in terms. Atlantic Copper experienced a four-day labor strike in October 2004 at its smelter facility in Huelva because of a workforce reduction plan. The union’s issues with the workforce reduction plan were resolved and the plan was approved by Spanish authorities and implemented in December 2004.

FM Services Company (FM Services) furnishes executive, administrative, financial, accounting, legal, tax and similar services to us. FM Services became our wholly owned subsidiary in October 2002, when we purchased the remaining 50 percent ownership in FM Services from McMoRan Exploration Co. (McMoRan) for $1.3 million. As of December 31, 2005, FCX had 10 employees and FM Services had 140 employees. FM Services employees continue to also provide services to McMoRan, a publicly traded company engaged in the exploration, development and production of oil and gas, and Stratus Properties Inc., a publicly traded company engaged in the development of real estate.

Item 1A. Risk Factors

This report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are all statements other than statements of historical facts, such as statements regarding anticipated production volumes, unit net cash costs, sales volumes, ore grades, commodity prices, development and capital expenditures, mine production and development plans, environmental reclamation and closure cost and plans, reserve estimates, political, economic and social conditions in our areas of operations, and exploration efforts and results. Except for our ongoing obligations under the federal securities laws, we do not intend, and we undertake no obligation, to update or revise any forward-looking statements. Readers are cautioned that forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements. Important factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements include the following:

Because our primary operating assets are located in the Republic of Indonesia, our business may be adversely affected by Indonesian political, economic and social uncertainties, in addition to the usual risks associated with conducting business in a foreign country.

Indonesia has faced political, economic and social uncertainties, including separatist movements and civil and religious strife in a number of provinces. In particular, several separatist groups are opposing Indonesian rule over the province of Papua, where our mining operations are located, and have sought political independence for the province. In response to demands for political independence, new Indonesian regional autonomy laws became effective January 1, 2001. However, the manner in which the new laws are being implemented and the degree of political and economic autonomy that they may bring to individual provinces, including Papua, is uncertain and is an ongoing issue in Indonesian politics. Moreover, in Papua there have been sporadic attacks on civilians by separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military. Social, economic and political instability in Papua could materially and adversely affect us if this instability results in damage to our property or interruption of our activities.

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

In February 2006, a group of illegal gold panners engaged in conflict with Indonesian police and PT Freeport Indonesia security personnel when they were requested to leave an area near our milling facilities. Following the incident, the illegal panners blocked the road leading to the Grasberg mine and mill in protest and we temporarily suspended mining and milling operations as a precautionary measure. The panners also vandalized some of our light vehicles and offices near this area, causing approximately $4 million in damages. Our port facilities continued to operate during the disruption and concentrate shipments were not affected. The panners, mostly Papuans from outside our area of operations, presented a list of aspirations, primarily relating to their desire to share in the benefits of our existing initiatives and programs provided for the Papuans who are the traditional residents of our operations area. Mining and milling operations resumed after an approximate four-day outage. During the incident at our mine and mill, protestors in Jakarta vandalized the entrance floor of the office building housing our Indonesian headquarters and staged a three-day rally outside the building. The Indonesian police handled this matter, which did not disrupt our administrative functions or damage any of our facilities.

We cannot predict if there will be additional incidents similar to the February 2006 protests. If there were additional protests at our mine and mill facilities, it could materially and adversely affect our business and profitability in ways that we cannot predict at this time.

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

On October 9, 2003, a slippage of material occurred in a section of the Grasberg open pit, resulting in eight fatalities. On December 12, 2003, a debris flow involving a relatively small amount of loose material occurred in the same section of the open pit resulting in only minor property damage. All material involved in the affected mining areas was removed. The events caused us to alter our short-term mine sequencing plans, which adversely affected our 2003 and 2004 production. While we resumed normal production activities in the second quarter of 2004, no assurance can be given that similar events will not occur in the future.

The terrorist attacks in the United States on September 11, 2001, subsequent attacks in Indonesia and the potential for additional future terrorist acts and other recent events have created economic and political uncertainties that could materially and adversely affect our business and the prices of our securities.

On August 31, 2002, three people were killed and 11 others were wounded in an ambush by a group of unidentified assailants. The assailants shot at several vehicles transporting international contract teachers from our school in Tembagapura, their family members, and other contractors to PT Freeport Indonesia on the road near Tembagapura, the mining town where the majority of PT Freeport Indonesia’s personnel reside. We, along with the U.S. government, the central Indonesian government, the Papuan provincial and local governments, and leaders of the local people residing in the area of our operations condemned the attack. Indonesian authorities and the U.S. FBI investigated the incident, which resulted in the U.S. indictment of an alleged operational commander of the Free Papua Movement/National Freedom Force. In January 2006, Indonesian Police, accompanied by FBI agents, arrested the alleged operational commander in the Free Papua Movement/National Freedom Force and 11 other Papuans.

On October 12, 2002, a bombing killed 202 people in the Indonesian province of Bali, which is 1,500 miles west of our mining and milling operations. Indonesian authorities arrested 35 people in connection with this bombing and 29 of those arrested have been tried and convicted. On August 5, 2003, 12 people were killed and over 100 others were injured by a car bomb detonated outside of the JW Marriott Hotel in Jakarta, Indonesia. On September 9, 2004, 11 people were killed and over 200 others injured by a car bomb detonated in front of the Australian embassy in Jakarta. On October 1, 2005, three suicide bombers killed 19 people and wounded over 100 others in Bali. The same international terrorist organizations are suspected in each of these incidents. In November 2005, Indonesian Police raided a house in East Java that resulted in the death of other accused terrorists linked to the bombings discussed above. Our mining and milling operations were not interrupted by these incidents but our corporate office in Jakarta had to relocate for several months following the bombing in front of the Australian embassy.

We cannot predict whether there will be additional incidents similar to the recent shooting or bombings. If there were to be additional separatist, terrorist or other violence in Indonesia, it could materially and adversely affect our business and profitability in ways that we cannot predict at this time.

Terrorist attacks and other recent events have caused uncertainty in the world’s financial and insurance markets and may significantly increase global political, economic and social instability, including in Indonesia. In addition to the Bali, JW Marriott Hotel and Australian embassy bombings, there have been anti-American demonstrations in certain sections of Indonesia reportedly led by radical Islamic activists. Radical activists have also threatened to attack foreign interests and have called for the expulsion of U.S. and British citizens and companies from Indonesia.

It is possible that further acts of terrorism may be directed against the U.S. domestically or abroad, and such acts could be directed against properties and personnel of companies such as ours. The attacks and the resulting economic and political uncertainties, including the potential for further terrorist acts, have negatively impacted insurance markets. Moreover, while our property and business interruption insurance covers damages to insured property directly caused by terrorism, this insurance does not cover damages and losses caused by war. Terrorism and war developments may materially and adversely affect our business and profitability and the prices of our securities in ways that we cannot predict at this time.

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

During 2005, the daily closing prices on the London spot market ranged from $1.39 to $2.11 per pound for copper and $411 to $538 per ounce for gold. During 2004, the daily closing prices on the London spot market ranged from $1.06 to $1.49 per pound for copper and $374 to $456 per ounce for gold.

World copper prices have historically fluctuated widely and are affected by numerous factors beyond our control, including:

•	the strength of the U.S. economy and the economies of other industrialized and developing nations, including China;

•	available supplies of copper from mine production and inventories;

•	sales by holders and producers of copper;

•	demand for industrial products containing copper; and

•	investment activity, including speculation, in copper as a commodity.

World gold prices also have historically fluctuated widely and are affected by numerous factors beyond our control, including:

•	the strength of the U.S. economy and the economies of other industrialized and developing nations, including China;

•	global or regional political or economic crises;

•	the relative strength of the U.S. dollar and other currencies;

•	expectations with respect to the rate of inflation;

•	interest rates;

•	purchases and sales of gold by central banks and other holders;

•	demand for jewelry containing gold; and

•	investment activity, including speculation, in gold as a commodity.

Any material decrease in market prices of copper or gold would materially and adversely affect our results of operations and financial condition. See our 2005 Annual Report incorporated herein by reference for an analysis of the effect on our revenues and net income of changes in copper and gold prices.

Our Contracts of Work are subject to termination if we do not comply with our contractual obligations, and if a dispute arises, we may have to submit to the jurisdiction of a foreign court or arbitration panel.

PT Freeport Indonesia’s Contracts of Work and other Contracts of Work in which we have an interest were entered into under Indonesia’s 1967 Foreign Capital Investment Law, which provides guarantees of remittance rights and protection against nationalization. Our Contracts of Work can be terminated by the Government of Indonesia if we do not satisfy our contractual obligations, which include the payment of royalties and taxes to the government and the satisfaction of certain mining, environmental, safety and health requirements. Indonesian government officials have periodically raised questions regarding our compliance with Indonesian environmental laws and regulations and the terms of the Contracts of Work. In order to address these questions, the Indonesian government formed a fact-finding team in 2000 that reviewed our compliance with all aspects of PT Freeport Indonesia’s Contract of Work. We cannot assure you that, if and when the Indonesian government’s report is released, the report will conclude that we are complying with all of the provisions of PT Freeport Indonesia’s Contract of Work.

Moreover, at times, certain government officials and others in Indonesia have questioned the validity of contracts entered into by the Government of Indonesia prior to May 1998 (i.e., during the Suharto regime), including PT Freeport Indonesia’s Contract of Work, which was signed in December 1991. We cannot assure you that the validity of, or our compliance with the Contracts of Work will not be challenged for political or other reasons. PT Freeport Indonesia’s Contracts of Work and our other Contracts of Work require that disputes with the Indonesian government be submitted to international arbitration. Notwithstanding that provision, if a dispute arises under the Contracts of Work, we face the risk of having to submit to the jurisdiction of a foreign court or arbitration panel, and if we prevail in such a dispute, we will face the additional risk of having to enforce the judgment of a foreign court or arbitration panel against Indonesia within its own territory.

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

We suspended our field exploration activities outside of Block A in recent years due to safety and security issues and regulatory uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas and an Indonesian Forestry law enacted in 1999 prohibiting open-pit mining in forest preservation areas. In 2001, we requested and received from the Government of Indonesia, formal temporary suspensions of our obligations under the Contracts of Work in all areas outside of Block A. Recent Indonesian legislation permits open-pit mining in PT Freeport Indonesia’s Block B area, subject to certain requirements. We continue to assess these requirements and security issues. The timing for the resumption of exploration activities in our Contract of Work areas outside of Block A depends on the resolution of these matters.

Our mining operations create difficult and costly environmental challenges, and future changes in environmental laws, or unanticipated environmental impacts from our operations, could require us to incur increased costs.

Mining operations on the scale of our operations in Papua involve significant environmental risks and challenges. Our primary challenge is to dispose of the large amount of crushed and ground rock material, called tailings, that results from the process by which we physically separate the copper-, gold- and silver-bearing materials from the ore that we mine. Our tailings management plan uses the river system near our mine to transport the tailings to the lowlands where the tailings and natural sediments are deposited in a controlled area contained within a levee system that will be revegetated. We incurred aggregate costs relating to tailings management of $8.7 million in 2005, $11.8 million in 2004 and $8.3 million in 2003.

Another major environmental challenge is managing overburden, which is the rock that must be moved aside in the mining process in order to reach the ore. In the presence of air, water and naturally occurring bacteria, some overburden can cause acid rock drainage, or acidic water containing dissolved metals which, if not properly managed, can have a negative impact on the environment.

Certain Indonesian governmental officials have from time to time raised issues with respect to our tailings and overburden management plans, including a suggestion that we implement a pipeline system rather than our river deposition system for tailings disposal. Because our mining operations are remotely located in steep mountainous terrain and in an active seismic area, a pipeline system would be costly, difficult to construct and maintain, more prone to catastrophic failure and involve environmental issues. An external panel of qualified experts, as directed in our 300K ANDAL (the Environmental Impact Assessment document submitted to the Indonesian government), conducted detailed reviews and analyses of a number of technical studies. They concluded that all significant impacts identified were in line with the 300K ANDAL predictions, and that the current system of riverine tailings management was appropriate considering all site-specific factors. For these reasons, we do not believe that a pipeline system is necessary or practical.

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

Our reserve amounts are determined in accordance with established mining industry practices and standards, but are estimates of the mineral deposits that can be recovered economically and legally based on currently available data. Our ore bodies may not conform to standard geological expectations, and estimates may change as new data become available. Because ore bodies do not contain uniform grades of minerals, our metal recovery rates will vary from time to time, which will result in variations in the volumes of minerals that we can sell from period to period. Some of our reserves may become unprofitable to develop if there are unfavorable long-term market price fluctuations in copper and gold, or if there are significant increases in our operating or capital costs. In addition, our exploration programs may not result in the discovery of additional mineral deposits that we can mine profitably.

We do not expect to mine all of our reserves before the initial term of our Contract of Work expires.

All of our current proven and probable reserves, including the Grasberg deposit, are located in Block A. The initial term of our Contract of Work covering these reserves expires at the end of 2021. We can extend this term for two successive 10-year periods, subject to the approval of the Indonesian government, which under our Contract of Work cannot be withheld or delayed unreasonably. Our reserves reflect estimates of minerals that can be recovered through the end of 2041 (i.e., through the expiration of the two 10-year extensions) and our current mine plan has been developed, and our operations are based on the assumption that we will receive the two 10-year extensions. As a result, we will not mine all of our reserves during the current term of our Contract of Work, and there can be no assurance that the Indonesian government will approve the extensions. Prior to the end of 2021, we expect to mine approximately 44 percent of aggregate proven and probable recoverable ore at December 31, 2005, representing approximately 52 percent of PT Freeport Indonesia’s share of recoverable copper reserves and approximately 65 percent of its share of recoverable gold reserves.

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

The rupiah/U.S. dollar daily closing exchange rate ranged from 9,142 to 10,753 rupiah per U.S. dollar during 2005, and on December 30, 2005, the closing exchange rate was 9,825 rupiah per U.S. dollar compared with 9,270 rupiah per U.S. dollar on December 31, 2004. During 2005, the Australian dollar/U.S. dollar daily closing exchange rate ranged from $0.72 to $0.80 per Australian dollar and the euro/U.S. dollar daily closing exchange rate ranged from $1.16 to $1.36 per euro. On December 30, 2005, the closing exchange rates were $0.73 per Australian dollar and $1.18 per euro, compared with the December 31, 2004 closing exchange rates of $0.78 per Australian dollar and $1.36 per euro.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant.

Certain information as of March 1, 2006 about our executive officers, including their position or office with FCX, PT Freeport Indonesia and Atlantic Copper, is set forth in the following table and accompanying text:

Name	Age	Position or Office

James R. Moffett	67	Chairman of the Board of FCX. President Commissioner of
		PT Freeport Indonesia.

Richard C. Adkerson	59	President and Chief Executive Officer of FCX. Director and
		Executive Vice President of PT Freeport Indonesia.
		Chairman of the Board of Directors of Atlantic Copper.

Michael J. Arnold	53	Chief Administrative Officer of FCX. Director,
		Executive Vice President and Chief Financial Officer of
		PT Freeport Indonesia.

Mark J. Johnson	46	Senior Vice President and Chief Operating Officer of FCX.

Adrianto Machribie	64	President Director of PT Freeport Indonesia.

Kathleen L. Quirk	42	Senior Vice President, Chief Financial Officer and
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

Adrianto Machribie has served as President Director of PT Freeport Indonesia since March 1996.

Kathleen L. Quirk has served as FCX’s Senior Vice President, Chief Financial Officer and Treasurer since December 2003. She previously served as the Vice President and Treasurer of FCX from February 2000 to December 2003, and as Vice President from February 1999 to February 2000. Ms. Quirk has also served as a Commissioner of PT Freeport Indonesia since April 2000, as the Senior Vice President and Treasurer of McMoRan since April 2002 and as Vice President and Treasurer of McMoRan from January 2000 to April 2002.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

In January 2006, we privately negotiated a transaction with holders representing $11.0 million of our 7% Convertible Senior Notes due 2011 to induce conversions into 0.4 million shares of FCX common stock. This transaction is in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933.

Class B Common Shares

Our Class B common shares trade on the New York Stock Exchange (NYSE) under the symbol “FCX.” The FCX share price is reported daily in the financial press under “FMCG” in most listings of NYSE securities. At year-end 2005, the number of holders of record of our Class B common shares was 8,649. NYSE composite tape Class B common share price ranges during 2005 and 2004 follow:

	2005		2004
	High	Low	High	Low
First Quarter	$43.90	$35.12	$44.90	$35.09
Second Quarter	40.31	31.52	39.85	27.76
Third Quarter	49.48	37.12	42.13	31.54
Fourth Quarter	56.35	43.41	42.55	33.98

As of March 1, 2006, there were approximately 8,571 holders of record of our Class B common stock.

Common Share Dividends

In February 2003, the Board of Directors initiated a cash dividend for FCX’s common stock of $0.09 per share quarterly beginning May 1, 2003. In October 2003, the Board authorized an increase in the cash dividend to an annual rate of $0.80 per share and increased the dividend again in October 2004 to an annual rate of $1.00 per share. In December 2004, the Board authorized a supplemental common stock dividend of $0.25 per share, and during 2005 the Board authorized three supplemental dividends of $0.50 per share paid on March 31, 2005, September 30, 2005 and December 30, 2005. In November 2005, the Board authorized an increase in our annual common stock dividend to $1.25 per share (from $1.00 per share) payable quarterly ($0.3125 per share) beginning with the

February 1, 2006 dividend payment. In addition, on January 31, 2006, the Board authorized a supplemental dividend of $0.50 per share payable on March 31, 2006 to shareholders of record as of March 15, 2006.

Below is a summary of the common stock cash dividends declared and paid for the quarterly periods of 2005 and 2004, and the 2005 and 2004 supplemental dividends:

	2005			2004
	Amount Per Share	Record Date	Payment Date	Amount Per Share	Record Date	Payment Date
First Quarter	$0.25	Jan. 14, 2005	Feb. 1, 2005	$0.20	Jan. 15, 2004	Feb. 1, 2004
Supplemental dividend	0.50	Mar. 15, 2005	Mar. 31, 2005	N/A	N/A	N/A
Second Quarter	0.25	Apr. 15, 2005	May 1, 2005	0.20	Apr. 15, 2004	May 1, 2004
Third Quarter	0.25	July 15, 2005	Aug. 1, 2005	0.20	July 15, 2004	Aug. 1, 2004
Supplemental dividend	0.50	Sept. 15, 2005	Sept. 30, 2005	N/A	N/A	N/A
Fourth Quarter	0.25	Oct. 14, 2005	Nov. 1, 2005	0.25	Oct. 15, 2004	Nov. 1, 2004
Supplemental dividend	0.50	Dec. 15, 2005	Dec. 30, 2005	0.25	Dec. 20, 2004	Dec. 29, 2004

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

Issuer Purchases of Equity Securities

In October 2003, our Board of Directors approved a new open market share purchase program for up to 20 million shares, which replaced our previous program. The program does not have an expiration date. No shares were purchased during the three-month period ended December 31, 2005, and 14.2 million shares remain available for purchase.

Item 6. Selected Financial Data.

The information set forth under the caption “Selected Financial and Operating Data” of our 2005 Annual Report is incorporated herein by reference.

Our ratio of earnings to fixed charges was as follows for the years presented.

	Years Ended December 31,
	2005	2004	2003	2002	2001
Ratio of earnings to fixed charges	15.7x	4.7x	3.9x	3.4x	2.9x
Ratio of earnings to fixed charges
and preferred stock dividends	8.1x	2.8x	3.0x	2.5x	2.1x

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

Items 7. and 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operation and Quantitative and Qualitative Disclosures About Market Risk.

The information set fourth under the caption “Management’s Discussion and Analysis” of our 2005 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and the notes thereto, the report thereon of Ernst & Young LLP, each as set forth in our 2005 Annual Report, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to FCX (including our consolidated subsidiaries) required to be disclosed in our periodic SEC filings.

(b) Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(c) Management’s annual report on internal control over financial reporting and the report thereon of Ernst & Young LLP are incorporated herein by reference to our 2005 Annual Report.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information set forth under the captions “Information About Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement to be filed with the SEC, relating to our 2006 Annual Meeting to be held on May 4, 2006, is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4 in Part I of this report.

Item 11. Executive Compensation.

The information set forth under the captions “Director Compensation” and “Executive Officer Compensation” of our definitive Proxy Statement to be filed with the SEC, relating to our 2006 Annual Meeting to be held on May 4, 2006, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Stock Ownership of Directors and Executive Officers,” “Stock Ownership of Certain Beneficial Owners” and “Proposal to Adopt the 2006 Stock Incentive Plan” of our definitive Proxy Statement to be filed with the SEC, relating to our 2006 Annual Meeting to be held on May 4, 2006, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information set forth under the caption “Certain Transactions” of our definitive Proxy Statement to be filed with the SEC, relating to our 2006 Annual Meeting to be held on May 4, 2006, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information set forth under the caption “Independent Auditors” of our definitive Proxy Statement to be filed with the SEC, relating to our 2006 Annual Meeting to be held on May 4, 2006, is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1). Financial Statements.

Reference is made to Item 8 and the Index to Financial Statements appearing on page F-1 hereof.

(a)(2). Financial Statement Schedules.

Reference is made to the Index to Financial Statements appearing on page F-1 hereof.

(a)(3). Exhibits.

Reference is made to the Exhibit Index beginning on page E-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2006.

Freeport-McMoRan Copper & Gold Inc.

By: /s/ Richard C. Adkerson
Richard C. Adkerson
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 14, 2006.

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
J. Taylor Wharton

By: /s/ Richard C. Adkerson
Richard C. Adkerson
Attorney-in-Fact

S-2

FREEPORT-McMoRan COPPER & GOLD INC.
INDEX TO FINANCIAL STATEMENTS

Our financial statements and the notes thereto, and the report of Ernst & Young LLP included in our 2005 Annual Report are incorporated herein by reference. The financial statements in schedule I listed below should be read in conjunction with our financial statements included in our 2005 Annual Report incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have audited the consolidated financial statements of Freeport-McMoRan Copper & Gold Inc. (the Company) as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated February 24, 2006. Our audits also included the schedules listed in the index above for this Form 10-K. The schedules listed in the index above are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP

New Orleans, Louisiana
February 24, 2006

FREEPORT-McMoRan COPPER & GOLD INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

	December 31,
	2005	2004
Assets:	(In Thousands)
Cash	$145,215	$98,125
Restricted cash and investments	-	500
Interest receivable	1,344	1,296
Due from affiliates	37,099	31,973
Notes receivable from PT Freeport Indonesia	179,880	192,381
Notes receivable from Atlantic Copper	189,500	189,500
Notes receivable from PT Puncakjaya Power	135,426	-
Investments in PT Freeport Indonesia and PT Indocopper Investama	2,355,273	2,326,089
Investment in Atlantic Copper	122,908	104,971
Investment in PT Puncakjaya Power	82,537	83,824
Other assets	94,622	100,999
Total assets	$3,343,804	$3,129,658

Liabilities and Stockholders’ Equity:
Accounts payable and accrued liabilities	$40,693	$18,852
Accrued interest payable	31,112	46,199
Long-term debt, including current portion	1,188,391	1,683,699
Other long-term liabilities	51,595	44,636
Deferred income taxes	189,019	172,623
Stockholders' equity	1,842,994	1,163,649
Total liabilities and stockholders’ equity	$3,343,804	$3,129,658

The footnotes to the consolidated financial statements of FCX contained in FCX’s 2005 Annual Report to stockholders incorporated by reference are an integral part of these statements.

FREEPORT-McMoRan COPPER & GOLD INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(In Thousands)
Income from investments in PT Freeport Indonesia and
PT Indocopper Investama, net of tax provisions	$1,270,269	$380,418	$421,493
Net income (loss) from investment in Atlantic Copper	17,842	(103,388)	(58,538)
Income from investment in PT Puncakjaya Power	15,642	15,712	6,521
Intercompany charges and eliminations[a]	8,368	88,678	72,588
General and administrative expenses	(19,431)	(18,059)	(14,937)
Depreciation and amortization	(14,693)	(11,324)	(13,557)
Interest expense, net	(115,641)	(125,674)	(151,453)
Interest income on PT Freeport Indonesia and Atlantic Copper notes receivable:
Gold and silver production payment loans	9,054	9,037	13,683
Promissory notes	17,570	5,246	-
Other income, net	5,392	2,897	4,715
Gains on sales of assets	6,631	21,281	-
Losses on early extinguishment and conversion of debt	(30,778)	(10,176)	(30,268)
Provision for income taxes	(175,098)	(52,381)	(43,912)
Cumulative effect of change in accounting principle, net	-	-	(24,675)[b]
Net income	995,127	202,267	181,660
Preferred dividends	(60,500)	(45,491)	(27,441)
Net income applicable to common stock	$934,627	$156,776	$154,219

a.
Includes reimbursements from PT Freeport Indonesia and Rio Tinto, FCX’s joint venture partner, totaling $73.7 million in 2005, $94.3 million in 2004 and $69.1 million in 2003 for certain FCX stock option exercises.

b.
Effective July 1, 2003, FCX adopted SFAS No. 150 and reclassified its mandatorily redeemable preferred stock as debt and recorded a cumulative effect charge to accelerate amortization of deferred financing costs. SFAS No. 150 does not allow restatement of prior periods.

The footnotes to the consolidated financial statements of FCX contained in FCX’s 2005 Annual Report to stockholders incorporated by reference are an integral part of these statements.

FREEPORT-McMoRan COPPER & GOLD INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In Thousands)
Cash flow from operating activities:
Net income	$995,127	$202,267	$181,660
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments in PT Freeport Indonesia and
PT Indocopper Investama	(1,270,269)	(380,418)	(421,493)
Deferred income taxes	20,852	37,277	41,669
Net (income) loss from investment in Atlantic Copper	(17,842)	103,388	58,538
Income from investment in PT Puncakjaya Power	(15,642)	(15,712)	(6,521)
Elimination of intercompany profit	65,335	5,594	(3,500)
Dividends received from PT Freeport Indonesia and
PT Indocopper Investama	1,179,201	96,981	-
Dividends received from PT Puncakjaya Power	16,928	8,571	9,736
Depreciation and amortization	14,693	11,324	13,557
Amortization of deferred financing costs	4,528	4,818	6,157
Gains on sales of assets	(6,631)	(21,281)	-
Losses on early extinguishment and conversion of debt	30,778	10,176	30,268
Cumulative effect of change in accounting principle	-	-	24,675
(Increase) decrease in interest receivable and due from affiliates	(1,374)	9,435	(13,437)
(Decrease) increase in accounts payable and accrued liabilities	(10,109)	(1,571)	21,833
Increase (decrease) in accrued income taxes	16,973	2,467	(314)
Increase in long-term compensation benefits	10,079	13,000	5,716
Other	2,234	2,178	922
Net cash provided by (used in) operating activities	1,034,861	88,494	(50,534)

Cash flow from investing activities:
Sale of assets	6,631	21,634	-
Capital expenditures and other	(9,090)	(3,446)	(2,083)
Sale of restricted investments	-	21,804	73,629
Investment in Atlantic Copper	-	(202,000)	(10,000)
Investment in PT Puncakjaya Power	-	-	(78,367)
Net cash used in investing activities	(2,459)	(162,008)	(16,821)

Cash flow from financing activities:
Cash dividends paid:
Common stock	(452,510)	(198,782)	(41,682)
Convertible perpetual preferred stock	(60,500)	(35,460)	-
Step-up convertible preferred stock	(1)	(10)	(24,552)
Mandatory redeemable preferred stock	-	-	(9,181)
Net proceeds from sale of senior notes	-	344,354	1,046,437
Net proceeds from sale of convertible perpetual preferred stock	-	1,067,000	-
Repayment of debt	(396,918)	(260,299)	(931,136)
Redemption of step-up convertible preferred stock	(215)	(1,172)	(5,792)
Repayment from PT Freeport Indonesia	-	30,000	245,121
Repayments to PT Freeport Indonesia	-	-	(81,500)
Purchase of FCX common shares from Rio Tinto	-	(881,868)	-
Purchases of other FCX common shares	(80,227)	(99,477)	-
Net proceeds from exercised stock options	5,081	3,196	68,776
Other	(22)	(1,547)	6,258
Net cash provided by (used in) financing activities	(985,312)	(34,065)	272,749
Net increase (decrease) in cash and cash equivalents	47,090	(107,579)	205,394
Cash at beginning of year	98,125	205,704	310
Cash at end of year	$145,215	$98,125	$205,704

Interest paid	$126,945	$124,903	$126,875
Taxes paid	$117,044	$12,681	$1,026

The footnotes to the consolidated financial statements of FCX contained in FCX’s 2005 Annual Report to stockholders incorporated by reference are an integral part of these statements.

FREEPORT-McMoRan COPPER & GOLD INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col B	Col. C		Col. D	Col. E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expense	Charged to Other Accounts	Other Add (Deduct)	Balance at End of Period
Reserves and allowances deducted
from asset accounts:
2005
Materials and supplies reserves:
PT Freeport Indonesia	$16,994	$6,000	$-	$(6,416)[a]	$16,578
Atlantic Copper	139	-	-	(139)[a]	-
2004
Materials and supplies reserves:
PT Freeport Indonesia	16,110	3,525	-	(2,641)[a]	16,994
Atlantic Copper	1,498	1,391	-	(2,750)[a]	139
2003
Materials and supplies reserves:
PT Freeport Indonesia	15,303	6,000	-	(5,193)[a]	16,110
Atlantic Copper	520	978	-	-	1,498

Reclamation and mine
shutdown reserves:
2005
PT Freeport Indonesia	22,010	2,709	1,744	-	26,463
Atlantic Copper	838	113		(798)	153
2004
PT Freeport Indonesia	25,696	2,848	-	(6,534)[b]	22,010
Atlantic Copper	790	212	-	(164)	838
2003
PT Freeport Indonesia	29,175	2,781	605	(6,865)[c]	25,696
Atlantic Copper	-	170	-	620	790

Reserves for non-income taxes:
2005
PT Freeport Indonesia	17,815	4,500	-	(4,161)[d]	18,154
Atlantic Copper	1,095	-	-	(146)	949
2004
PT Freeport Indonesia	17,978	3,856	-	(4,019)[d]	17,815
Atlantic Copper	1,022	-	-	73	1,095
2003
PT Freeport Indonesia	15,306	3,286	-	(614)[d]	17,978
Atlantic Copper	848	-	-	174	1,022

a.	Primarily represents write-offs of obsolete materials and supplies inventories.
b.	Represents impact of changes in reclamation and closure estimates.
c.
Includes $(1.2) million for liabilities settled in 2003, $(4.3) million for changes in reclamation and closure estimates and $(1.4) million for cumulative effect adjustment for adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

d.	Represents amounts paid or adjustments to reserves based on revised estimates.

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

3.3	Amended and Restated By-Laws of FCX as amended, effective January 31, 2006. Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of FCX dated January 31, 2006.

4.1
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

4.2	Form of Silver-Denominated Depositary Receipt. Incorporated by reference to Exhibit 4.8 to the FCX 2002 Second Quarter Form 10-Q.

4.3
Certificate of Designations of 5½% Convertible Perpetual Preferred Stock of FCX. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated March 30, 2004 and filed March 31, 2004.

4.4
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

4.5
Senior Indenture dated as of November 15, 1996, from FCX to The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 of FCX filed November 5, 2001 (the FCX November 5, 2001 Form S-3).

4.6
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

4.7
Indenture dated as of January 29, 2003, from FCX to The Bank of New York, as Trustee, with respect to the 10⅛% Senior Notes due 2010. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated February 6, 2003.

4.8
Indenture dated as of February 11, 2003, from FCX to The Bank of New York, as Trustee, with respect to the 7% Convertible Senior Notes due 2011. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated February 11, 2003 and filed February 25, 2003.

4.9
Indenture dated as of February 3, 2004, from FCX to The Bank of New York, as Trustee, with respect to the 6⅞% Senior Notes due 2014. Incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2003 (the FCX 2003 Form 10-K).

4.10
Rights Agreement dated as of May 3, 2000, between FCX and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. Incorporated by reference to Exhibit 4.26 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 2000.

4.11	Amendment No. 1 to Rights Agreement dated as of February 26, 2002, between FCX and Mellon Investor Services. Incorporated by reference to Exhibit 4.16 to the FCX 2002 First Quarter Form 10-Q.

10.1	Contract of Work dated December 30, 1991, between the Government of the Republic of Indonesia and PT Freeport Indonesia. Incorporated by reference to Exhibit 10.1 to the FCX November 5, 2001 Form S-3.

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

10.35	Supplemental Consulting Agreement with Kissinger Associates and Kent Associates, effective as of January 1, 2006.

10.36
Agreement for Consulting Services between FTX and B. M. Rankin, Jr. effective as of January 1, 1990 (assigned to FMS as of January 1, 1996). Incorporated by reference to Exhibit 10.24 to the FCX 1997 Form 10-K.

10.37	Supplemental Agreement between FMS and B. M. Rankin, Jr. dated December 15, 1997. Incorporated by reference to Exhibit 10.25 to the FCX 1997 Form 10-K.

10.38	Supplemental Letter Agreement between FMS and B. M. Rankin, Jr., effective as of January 1, 2006.

10.39	Letter Agreement effective as of January 7, 1997, between Senator J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.31 to the FCX 2001 Form 10-K.

10.40
Supplemental Letter Agreement dated July 14, 2003, between J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2003.

10.41	Supplemental Letter Agreement between FMS and J. Bennett Johnston, Jr., dated January 18, 2005. Incorporated by reference to Exhibit 10.40 to the FCX 2004 Form 10-K.

10.42	Supplemental Consulting Agreement between FMS and J. Bennett Johnston, Jr., effective as of January 1, 2006.

10.43	Letter Agreement dated November 1, 1999, between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.33 to the FCX 1999 Form 10-K.

10.44	Supplemental Letter Agreement, between FMS and Gabrielle K. McDonald, effective as of January 1, 2006.

10.45	Executive Employment Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.35 to the FCX 2001 Second Quarter Form 10-Q.

10.46	Executive Employment Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.36 to the FCX 2001 Second Quarter Form 10-Q.

10.47	Change of Control Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.37 to the FCX 2001 Second Quarter Form 10-Q.

10.48	Change of Control Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.38 to the FCX 2001 Second Quarter Form 10-Q.

10.49	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.36 to the FCX 2003 Form 10-K.

10.50	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.37 to the FCX 2003 Form 10-K.

10.51	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.38 to the FCX 2003 Form 10-K.

10.52	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.39 to the FCX 2003 Form 10-K.

10.53	Change of Control Agreement dated February 3, 2004, between FCX and Michael J. Arnold. Incorporated by reference to Exhibit 10.40 to the FCX 2003 Form 10-K.

10.54	Change of Control Agreement dated February 3, 2004, between FCX and Mark J. Johnson. Incorporated by reference to Exhibit 10.41 to the FCX 2003 Form 10-K.

10.55	Change of Control Agreement dated February 3, 2004, between FCX and Kathleen L. Quirk. Incorporated by reference to Exhibit 10.42 to the FCX 2003 Form 10-K.

12.1	FCX Computation of Ratio of Earnings to Fixed Charges.

13.1	Those portions of the 2005 Annual Report to stockholders of FCX that are incorporated herein by reference.

14.1	Ethics and Business Conduct Policy. Incorporated by reference to Exhibit 14.1 to the FCX 2003 Form 10-K.

21.1	Subsidiaries of FCX.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Independent Mining Consultants, Inc.

24.1	Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

24.2	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FCX.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d - 14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d - 14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.