Form 10-K/A
period 2005-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2006-03-16
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

FREEPORT-McMoRan COPPER & GOLD INC.

Explanatory Note

This Form 10-K/A constitutes Amendment No. 1 to the Registrant's Form 10-K for the fiscal year ended December 31, 2005. This Form 10-K/A is being filed solely for the purpose of correcting typographical errors under the heading "Republic of Indonesia" on pages 7 and 9 of Part I, Items 1 and 2. On page 7, the following language was deleted from the end of the third paragraph, "in the nation's first direct presidential election." On page 9, the last sentence of the third paragraph was corrected to change the "$1.2 million" to "$1.2 billion." There are no other changes to the Registrant's Form 10-K.

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

There were repeated challenges to the political leadership of President Wahid after his election in October 1999. In July 2001, the People’s Consultative Assembly voted to remove President Wahid, and elected Vice President Megawati Sukarnoputri as president. In October 2004, Susilo Bambang Yudhoyono was elected as president in the nation's first direct presidential election.

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

Besides the estimated $3.9 billion in direct benefits from taxes, royalties, dividends and fees payable to the Indonesian government under the Contract of Work from 1992 through 2005, PT Freeport Indonesia’s operations have provided another $10.0 billion during this period in indirect benefits to Papua and the Republic of Indonesia in the form of wages and benefits paid to workers, purchases of goods and services, charitable contributions and reinvestments in operations. For 2005, direct benefits totaled approximately $1.2 billion and indirect benefits totaled approximately $736 million.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2006.

Freeport-McMoRan Copper & Gold Inc.

By: /s/ Richard C. Adkerson
Richard C. Adkerson
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 15, 2006.

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