Form 10-Q
period 2006-03-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2006-05-09
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	To
Commission File Number: 1-9916

Freeport-McMoRan Copper & Gold Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2480931
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1615 Poydras Street
New Orleans, Louisiana	70112
(Address of principal executive offices)	(Zip Code)

(504) 582-4000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ÿ⁯ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer ☑ Accelerated filer ⁯
ÿ Non-accelerated filer ⁯

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ÿ⁯ Yes ☑ No

On March 31, 2006, there were issued and outstanding 188,465,573 shares of the registrant’s Class B Common Stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

FREEPORT-McMoRan COPPER & GOLD INC.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2006	2005
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$284,070	$763,599
Accounts receivable	616,090	687,969
Inventories	612,522	565,019
Prepaid expenses and other	13,989	5,795
Total current assets	1,526,671	2,022,382
Property, plant, equipment and development costs, net	3,095,779	3,088,931
Deferred mining costs	-	285,355
Other assets	114,824	119,999
Investment in PT Smelting	58,918	33,539
Total assets	$4,796,192	$5,550,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$433,731	$573,560
Current portion of long-term debt and short-term borrowings	90,077	253,350
Accrued income taxes	56,231	327,041
Rio Tinto share of joint venture cash flows	33,015	125,809
Unearned customer receipts	32,746	57,184
Accrued interest payable	12,980	32,034
Total current liabilities	658,780	1,368,978
Long-term debt, less current portion:
Senior notes	612,900	624,365
Convertible senior notes	312,667	323,667
Equipment and other loans	51,171	54,529
Atlantic Copper debt	34,455	37
Total long-term debt, less current portion	1,011,193	1,002,598
Accrued postretirement benefits and other liabilities	217,228	210,259
Deferred income taxes	831,113	902,386
Minority interests	215,601	222,991
Stockholders’ equity:
Convertible perpetual preferred stock	1,100,000	1,100,000
Class B common stock	29,898	29,696
Capital in excess of par value of common stock	2,303,626	2,212,246
Retained earnings	1,035,300	1,086,191
Accumulated other comprehensive income	11,989	10,749
Common stock held in treasury	(2,618,536)	(2,595,888)
Total stockholders’ equity	1,862,277	1,842,994
Total liabilities and stockholders’ equity	$4,796,192	$5,550,206

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In Thousands, Except Per Share Amounts)
Revenues	$1,086,122	$803,065
Cost of sales:
Production and delivery	477,915	365,006
Depreciation and amortization	43,250	56,926
Total cost of sales	521,165	421,932
Exploration expenses	2,576	1,920
General and administrative expenses	30,631	21,614
Total costs and expenses	554,372	445,466
Operating income	531,750	357,599
Equity in PT Smelting earnings	3,559	2,596
Interest expense, net	(22,671)	(37,548)
(Losses) gains on early extinguishment and conversion of debt	(1,973)	37
Other income, net	4,958	7,952
Income before income taxes and minority interests	515,623	330,636
Provision for income taxes	(221,722)	(164,028)
Minority interests in net income of consolidated subsidiaries	(27,126)	(21,088)
Net income	266,775	145,520
Preferred dividends	(15,125)	(15,125)
Net income applicable to common stock	$251,650	$130,395

Net income per share of common stock:
Basic	$1.34	$0.73
Diluted	$1.23	$0.70

Average common shares outstanding:
Basic	187,916	179,320
Diluted	221,477	200,126

Dividends paid per share of common stock	$0.8125	$0.75

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In Thousands)
Cash flow from operating activities:
Net income	$266,775	$145,520
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	43,250	56,926
Minority interests’ share of net income	27,126	21,088
Stock-based compensation	9,637	940
Long-term compensation and postretirement benefits	7,416	4,251
Losses (gains) on early extinguishment and conversion of debt	1,973	(37)
Deferred income taxes	41,886	(12,020)
Equity in PT Smelting earnings	(3,559)	(2,596)
Increase in deferred mining costs	-	(32,219)
(Recognition) elimination of profit on PT Freeport Indonesia sales
to PT Smelting	(20,828)	2,576
Provision for inventory obsolescence	1,500	1,500
Other	2,190	(500)
(Increases) decreases in working capital:
Accounts receivable	65,150	34,774
Inventories	(40,318)	18,997
Prepaid expenses and other	(7,284)	(6,901)
Accounts payable and accrued liabilities	(157,573)	(73,027)
Rio Tinto share of joint venture cash flows	(92,794)	2,493
Accrued income taxes	(268,300)	473
Increase in working capital	(501,119)	(23,191)
Net cash (used in) provided by operating activities	(123,753)	162,238

Cash flow from investing activities:
PT Freeport Indonesia capital expenditures	(48,609)	(23,522)
Atlantic Copper and other capital expenditures	(3,513)	(2,724)
Sale of assets	2,003	-
Investment in PT Smelting and other	(317)	(85)
Proceeds from insurance settlement	-	2,016
Net cash used in investing activities	(50,436)	(24,315)

Cash flow from financing activities:
Proceeds from debt	55,509	37,428
Repayments of debt	(201,016)	(220,245)
Redemption of step-up preferred stock	-	(215)
Cash dividends paid:
Common stock	(153,155)	(134,740)
Preferred stock	(15,125)	(15,126)
Minority interests	(18,744)	(47,431)
Net proceeds from exercised stock options	11,140	1,511
Excess tax benefit from exercised stock options	16,057	-
Other	(6)	(13)
Net cash used in financing activities	(305,340)	(378,831)
Net decrease in cash and cash equivalents	(479,529)	(240,908)
Cash and cash equivalents at beginning of year	763,599	551,450
Cash and cash equivalents at end of period	$284,070	$310,542

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements should be read in conjunction with Freeport-McMoRan Copper & Gold Inc.’s (FCX) consolidated financial statements and notes contained in its 2005 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. All significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the 2006 presentation. Changes in the accounting principles applied during 2006 are discussed below in Notes 2 and 3.

2.	STOCK-BASED COMPENSATION
Accounting for Stock-Based Compensation. As of March 31, 2006, FCX has three stock-based employee compensation plans and two stock-based director compensation plans. Prior to January 1, 2006, FCX accounted for options granted under all of its plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” APB Opinion No. 25 required compensation cost for stock options to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock (i.e., the intrinsic value). Because all the plans require that the option exercise price be at least the market price on the date of grant, FCX recognized no compensation cost on the grant or exercise of its employees’ options through December 31, 2005. Other awards under the plans did result in compensation costs being recognized in earnings based on the intrinsic value on the date of grant for restricted stock units and the intrinsic value on the reporting or exercise date for cash-settled stock appreciation rights (SARs).

Effective January 1, 2006, FCX adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” or “SFAS No. 123R,” using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all stock option awards granted to employees prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, other stock-based awards charged to expense under SFAS No. 123 continue to be charged to expense under SFAS No. 123R. These include restricted stock units and SARs. Results for prior periods have not been restated. FCX has elected to recognize compensation costs for awards that vest over several years on a straight-line basis over the vesting period. FCX’s stock option awards provide for employees to receive an additional year of vesting after an employee retires. For awards to retirement-eligible employees, FCX records one year of amortization of the awards’ value on the date of grant. Restricted stock units are performance based awards with accelerated vesting upon retirement. Therefore, in accordance with SFAS No. 123R and consistent with prior years’ accounting, FCX recognizes the compensation cost for restricted stock units granted to retirement-eligible employees in the period during which the employee performs the service related to the grant. The services are performed in the calendar year preceding the date of grant. In addition, prior to adoption of SFAS No. 123R, FCX recognized forfeitures as they occurred in its SFAS No. 123 pro forma disclosures. Beginning January 1, 2006, FCX includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of the awards.

As a result of adopting SFAS No. 123R on January 1, 2006, FCX’s income before income taxes and minority interests for the three months ended March 31, 2006, was $9.0 million lower and net income was $5.2 million ($0.03 per basic share and $0.02 per diluted share) lower than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic earnings per share would have been $1.37 per share and diluted earnings per share would have been $1.25 per share for the three months ended March 31, 2006, if

FCX had not adopted SFAS No. 123R, compared to reported earnings of $1.34 per basic share and $1.23 per diluted share.

Prior to the adoption of SFAS No. 123R, FCX presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows generated by tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $16.1 million excess tax benefit classified as a financing cash inflow in the Consolidated Statements of Cash Flows for the three months ended March 31, 2006, would have been classified as an operating cash inflow if FCX had not adopted SFAS No. 123R.

Stock-Based Compensation Cost. Compensation cost charged against earnings for stock-based awards is shown below (in thousands). FCX did not capitalize any stock-based compensation costs to fixed assets during the periods presented.

	Three Months Ended
	March 31,
	2006	2005
Stock options awarded to employees (including directors)	$9,028	$508 [a]
Stock options awarded to nonemployees	456	319
Restricted stock units in lieu of cash awards	2,478	3,021
Stock appreciation rights	1,279	529
Total compensation cost	13,241	4,377
Tax benefit	(4,904)	(1,302)
Minority interest share	(722)	(194)
Impact on net income	$7,615	$2,881

a.	Represents amortization of the intrinsic value of FCX’s Class A stock options that were converted to Class B stock options in 2002.

The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005, if FCX had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards granted under FCX’s stock-based compensation plans (in thousands, except per share amounts):

Net income applicable to common stock, as reported	$130,395
Add: Stock-based employee compensation expense
included in reported net income for stock option
conversions, SARs and restricted stock units,
net of taxes and minority interests	2,559
Deduct: Total stock-based employee compensation
expense determined under fair value-based method
for all awards, net of taxes and minority interests	(5,415)
Pro forma net income applicable to common stock	$127,539

Earnings per share:
Basic - as reported	$0.73
Basic - pro forma	$0.71

Diluted - as reported	$0.70
Diluted - pro forma	$0.67

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes-Merton option pricing model and amortized to expense on a straight-line basis over the options’ vesting periods. No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied. The following table summarizes the calculated fair values and assumptions used to determine the fair value of FCX’s stock option grants under SFAS No. 123 during the three months ended March 31, 2005.

Fair value per stock option	$13.99
Risk-free interest rate	3.9%
Expected volatility rate	46%
Expected life of options (in years)	6
Assumed annual dividend	$1.00

Stock-Based Compensation Plans. As discussed above, FCX currently has five stock-based compensation plans and all are shareholder approved. As of March 31, 2006, only three of the plans, which are discussed below, have awards available for grant. FCX’s 1999 Stock Incentive Plan (the 1999 Plan) and 2003 Stock Incentive Plan (the 2003 Plan) provide for the issuance of stock options, SARs, restricted stock units and other stock-based awards. Each plan allows FCX to grant awards for up to 8.0 million common shares to eligible participants. FCX also has a restricted stock program that allows FCX senior executives to elect to receive restricted stock units under each plan in place of all or part of their cash incentive compensation. Restricted stock unit grants vest over three years and are valued on the date of grant at 50 percent above the cash incentive compensation that the employee elects to replace. Dividends on restricted stock units accrue and are subject to the awards vesting. Stock option and SAR awards do not receive dividends.

In May 2004, FCX’s shareholders approved the 2004 Director Compensation Plan (the 2004 Plan). The 2004 Plan authorizes awards of options and restricted stock units for up to 1.0 million shares and the one-time grant of 66,882 SARs.

Awards granted under all of the plans generally expire 10 years after the date of grant and vest in 25 percent annual increments beginning one year from the date of grant. The plans provide for employees to receive the following year’s vesting after retirement and provide for accelerated vesting if there is a change in control (as defined in the plans). Awards for 0.6 million shares under the 2004 Plan, 1.1 million shares under the 2003 Plan and 0.1 million shares under the 1999 Plan were available for new grants as of March 31, 2006.

Options and SARs. A summary of options outstanding as of March 31, 2006, including 152,427 SARs, and changes during the three months ended March 31, 2006 follows:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Option Price	Term (years)	($000)
Balance at January 1	7,355,612	$31.43
Granted	1,016,250	63.77
Exercised	(1,565,336)	21.89
Expired/Forfeited	(7,500)	30.81
Balance at March 31	6,799,026	38.47	8.25	$148,904

Vested and exercisable at March 31	1,473,481	29.62	7.38	$44,425

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model. The assumptions used to value stock option awards during the three months ended March 31, 2006, are noted in the following table. Expected volatility is based on implied volatilities from traded options on FCX’s stock and historical volatility of FCX’s stock. FCX uses historical data to estimate future option exercises, forfeitures and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected dividend rate is calculated as the annual dividend (excludes supplemental dividends) at the date of grant divided by the average stock price for the one-year period preceding the grant date. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option at the grant date.

Expected volatility	33.3%-42.2%
Weighted average volatility	37.7%
Expected life of options (in years)	4.0
Expected dividend rate	2.9%
Risk-free interest rate	4.4%

The grant-date fair value of options granted during the three months ended March 31, 2006, was $17.93 per option. The total intrinsic value of options exercised during the three months ended March 31, 2006, was $61.5 million. As of March 31, 2006, FCX had $66.6 million of total unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted average period of 1.4 years.

Cash received from stock option exercises totaled $25.2 million for the three months ended March 31, 2006, and $7.2 million for the three months ended March 31, 2005. The actual tax benefit realized for the tax deductions from stock option exercises totaled $19.6 million for the three months ended March 31, 2006 and $5.9 million for the three months ended March 31, 2005. Upon exercise of stock options and vesting of restricted stock units, employees may tender FCX shares to FCX to pay the exercise price and/or the minimum required taxes. Shares tendered to FCX for these purposes totaled 357,891 shares for the three months ended March 31, 2006, and 524,907 shares for the three months ended March 31, 2005. FCX paid $14.0 million during the three months ended March 31, 2006, and $5.7 million during the three months ended March 31, 2005, for employee taxes. FCX paid $1.8 million during the three months ended March 31, 2006, for exercised SARs. There were no SARs exercised during the three months ended March 31, 2005.

Restricted Stock Units. As discussed above, FCX has a restricted stock program that allows FCX senior executives to elect to receive restricted stock units under the plans in place of all or part of their annual cash incentive compensation. The annual cash incentive is a function of FCX’s consolidated operating cash flows for the preceding year. These awards of restricted stock units are considered performance-based awards. To compensate for certain restrictions and the risk of forfeiture, the restricted stock units are awarded at a 50 percent premium to the market value on the date of grant. The awards vest ratably over three years and vesting accelerates upon retirement. For retirement-eligible executives, the fair value of the restricted stock units is estimated based on projected operating cash flows for the year and is charged to expense ratably over the year the cash flows are generated.

FCX granted 332,677 restricted stock units in the three months ended March 31, 2006, and 123,044 restricted stock units in the three months ended March 31, 2005. A summary of outstanding unvested restricted stock units as of March 31, 2006, and activity during the three months ended March 31, 2006 is presented below:

		Weighted
		Average	Aggregate
	Number of	Remaining	Intrinsic
	Restricted	Contractual	Value
	Stock Units	Term (years)	($000)
Balance at January 1	317,258
Granted	332,677
Vested	(131,301)
Forfeited	-
Balance at March 31	518,634	2.29	$30,999

The grant-date fair value of restricted stock units granted during the three months ended March 31, 2006, was $21.2 million. Because this is a performance-based award and the requisite service period under SFAS No. 123R is considered to be the calendar year prior to the grant date, the entire value of this award on the date of grant was charged to expense during the calendar year prior to the date of grant. The total intrinsic value of restricted stock units vesting during the three months ended March 31, 2006, was $8.2 million.

3.	DEFERRED MINING COSTS
On January 1, 2006, FCX adopted Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (EITF 04-6), which requires that stripping costs incurred during production be considered costs of the extracted minerals and included as a component of inventory to be recognized in cost of sales in the same period as the revenue from the sale of inventory. Upon adoption of EITF 04-6, FCX recorded its deferred mining costs asset ($285.4 million) at December 31, 2005, net of taxes, minority interest share and inventory effects ($135.9 million), as a cumulative effect adjustment to reduce its retained earnings on January 1, 2006. In addition, stripping costs incurred in 2006 and later periods are now charged to cost of sales as incurred. As a result of adopting EITF 04-6 on January 1, 2006, FCX’s income before income taxes and minority interests for the three months ended March 31, 2006, was $32.8 million lower and net income was $17.4 million ($0.09 per basic share and $0.08 per diluted share) lower than if it had continued to defer stripping costs. Basic earnings per share would have been $1.43 per share and diluted earnings per share would have been $1.31 per share for the three months ended March 31, 2006, if FCX had not adopted EITF 04-6, compared to reported earnings of $1.34 per basic share and $1.23 per diluted share. Adoption of the new guidance has no impact on FCX’s cash flows.

4.	EARNINGS PER SHARE
FCX’s basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year. The following is a reconciliation of net income and weighted-average common shares outstanding for purposes of calculating diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Net income before preferred dividends	$266,775	$145,520
Preferred dividends	(15,125)	(15,125)
Net income applicable to common stock	251,650	130,395
Plus income impact of assumed conversion of:
5½% Convertible Perpetual Preferred Stock	15,125	-
7% Convertible Senior Notes	5,101	10,323
Diluted net income applicable to common stock	$271,876	$140,718

Weighted average common shares outstanding	187,916	179,320
Add:
Shares issuable upon conversion, exercise or vesting of:
5½% Convertible Perpetual Preferred Stock	21,732	-
7% Convertible Senior Notes	10,159	18,625
Dilutive stock options	1,052	1,701
Restricted stock	618	480
Weighted average common shares outstanding for purposes of calculating
diluted net income per share	221,477	200,126

Diluted net income per share of common stock	$1.23	$0.70

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. FCX’s convertible instruments are also excluded when including the conversion of these instruments increases reported diluted net income per share. A recap of the excluded amounts follows (in thousands, except exercise prices):
	Three Months Ended March 31,
	2006	2005
Weighted average outstanding options	677,500	-
Weighted average exercise price	$63.77	-
Dividends on 5½% Convertible Perpetual Preferred Stock	-	$15,125
Weighted average shares issuable upon conversion	-	20,915

5.	INVENTORIES
The components of inventories follow (in thousands):

		March 31,	December 31,
		2006	2005
PT Freeport Indonesia:	Concentrates and stockpiles -
	Average cost	$5,466	$14,723
Atlantic Copper:	Concentrates - First in, first out (FIFO)	130,966	137,740
	Work in process - FIFO	184,729	144,951
	Finished goods - FIFO	1,214	2,975
Total product inventories		322,375	300,389
Total materials and supplies, net		290,147	264,630
Total inventories		$612,522	$565,019

The average cost method was used to determine the cost of essentially all materials and supplies inventory. Materials and supplies inventory is net of obsolescence reserves totaling $16.6 million at March 31, 2006, and December 31, 2005.

6.	DEBT AND EQUITY TRANSACTIONS
As of March 31, 2006, FCX had total outstanding debt of $1.1 billion. Debt was reduced by a net $154.7 million during the first quarter of 2006, including $167.4 million for the mandatory redemption of FCX’s Gold-Denominated Preferred Stock, Series II. The mandatory redemption was based on average gold prices at the time of redemption ($548.92 per ounce) and totaled $236.4 million, resulting in a $69.0 million loss recognized in revenues ($36.6 million to net income or $0.17 per share). Other debt reductions included privately negotiated transactions to induce conversion of $11.0 million of 7% Convertible Senior Notes due 2011 into 0.4 million shares of FCX common stock and purchases in open-market transactions of $11.5 million of 10⅛% Senior Notes due 2010 for $12.6 million. As a result of the induced conversion and open-market transactions, FCX recorded charges of $2.0 million ($1.3 million to net income, net of related reduction of interest expense, or $0.01 per share) in the first quarter of 2006. In April 2006, FCX induced conversion of an additional $5.0 million of 7% Convertible Senior Notes due 2011 into 0.2 million shares of FCX common stock.

7.	EMPLOYEE BENEFITS
The components of net periodic pension benefit cost for the three months ended March 31, 2006 and 2005 follow (in thousands):

	FCX		PT Freeport Indonesia		Atlantic Copper
	2006	2005	2006	2005	2006	2005
Service cost	$109	$179	$946	$931	$-	$-
Interest cost	398	518	1,226	972	1,114	1,289
Expected return on plan assets	340	(22)	(609)	(365)	-	-
Amortization of prior service cost	1,051	944	234	232	-	-
Amortization of net actuarial loss	14	-	134	184	221	241
Net periodic benefit cost	$1,912	$1,619	$1,931	$1,954	$1,335	$1,530

8.	INTEREST COST
Interest expense excludes capitalized interest of $1.8 million in the first quarter of 2006 and $0.9 million in the first quarter of 2005.

9. BUSINESS SEGMENTS
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

	Mining and Exploration		Smelting and Refining		Eliminations and Other	FCX Total
	(In Thousands)
Three months ended March 31, 2006:
Revenues	$796,783	[a]	$516,104		$(226,765)	$1,086,122
Production and delivery	286,677		491,437		(300,199)[b]	477,915
Depreciation and amortization	33,773		7,406		2,071	43,250
Exploration expenses	2,537		-		39	2,576
General and administrative expenses	82,306	[c]	3,775		(55,450)[c]	30,631
Operating income	$391,490		$13,486		$126,774	$531,750
Equity in PT Smelting earnings	$-		$3,559		$-	$3,559
Interest expense, net	$3,273		$5,447		$13,951	$22,671
Provision for income taxes	$144,691		$-		$77,031	$221,722
Capital expenditures	$48,940		$3,513		$(331)	$52,122
Total assets	$3,729,867	[d]	$963,594	[e]	$102,731	$4,796,192

Three months ended March 31, 2005:
Revenues	$687,398	[a]	$272,116		$(156,449)	$803,065
Production and delivery	193,878		263,577		(92,449)[b]	365,006
Depreciation and amortization	46,925		7,089		2,912	56,926
Exploration expenses	1,892		-		28	1,920
General and administrative expenses	33,182	[c]	3,004		(14,572)[c]	21,614
Operating income (loss)	$411,521		$(1,554)		$(52,368)	$357,599
Equity in PT Smelting earnings	$-		$2,596		$-	$2,596
Interest expense, net	$5,727		$3,805		$28,016	$37,548
Provision for income taxes	$145,319		$-		$18,709	$164,028
Capital expenditures	$23,569		$2,724		$(47)	$26,246
Total assets	$3,849,871	[d]	$771,158	[e]	$168,674	$4,789,703

a.	Includes PT Freeport Indonesia’s sales to PT Smelting totaling $282.5 million in the 2006 quarter and $234.2 million in the 2005 quarter.
b.
Includes deferral (recognition) of intercompany profits on 25 percent of PT Freeport Indonesia’s sales to PT Smelting, for which the final sale to third parties has not occurred, totaling $(20.8) million in the 2006 quarter and $2.6 million in the 2005 quarter.

c.
Includes charges to the mining and exploration segment for the in-the-money value of FCX stock option exercises which are eliminated in consolidation totaling $56.0 million in the 2006 quarter and $16.8 million in the 2005 quarter.

d.	Includes PT Freeport Indonesia’s trade receivables with PT Smelting totaling $149.6 million at March 31, 2006, and $120.4 million at March 31, 2005.
e.	Includes PT Freeport Indonesia’s equity investment in PT Smelting totaling $58.9 million at March 31, 2006, and $47.8 million at March 31, 2005.

10. COMPREHENSIVE INCOME
A summary of FCX’s comprehensive income is shown below (in thousands).

	Three Months Ended March 31,
	2006	2005
Net income	$266,775	$145,520
Other comprehensive income (loss):
Change in unrealized derivatives’ fair value, net of
taxes of $1.6 million for 2006 and $0.2 million for 2005	2,040	(298)
Reclass to earnings, net of taxes of $0.6 million for 2006	(715)	97
Minimum pension liability adjustment	(86)	(315)
Total comprehensive income	$268,014	$145,004

11.	RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first three months of 2006 was 21.5 to 1 compared with 9.4 to 1 for the 2005 period. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.:

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. and its subsidiaries as of March 31, 2006 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2005, and the related consolidated statements of income, stockholder’s equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

New Orleans, Louisiana
April 24, 2006

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In management’s discussion and analysis, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries. References to “aggregate” amounts mean the total of our share and Rio Tinto plc’s share as our joint venture partner. You should read this discussion in conjunction with our financial statements, the related discussion and analysis of financial condition and results of operations and the discussion of our “Business and Properties” in our Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission. The results of operations reported and summarized below are not necessarily indicative of future operating results. References to “Notes” are Notes included in our “Notes to Consolidated Financial Statements.”

Through our majority-owned subsidiary, PT Freeport Indonesia, we have one of the world’s largest copper and gold mining and production operations in terms of reserves and production. Our principal asset is a majority ownership interest in the Grasberg minerals district, which based on available year-end 2004 reserve data, contains the largest single copper reserve and the largest single gold reserve of any mine in the world.

PT Freeport Indonesia, our principal operating subsidiary, operates under an agreement, called a Contract of Work, with the Government of Indonesia. The Contract of Work allows us to conduct exploration, mining and production activities in a 24,700-acre area called Block A located in Papua, Indonesia. Under the Contract of Work, PT Freeport Indonesia also conducts exploration activities (which are currently suspended, but are under review for resumption) in an approximate 500,000-acre area called Block B in Papua. All of our proven and probable mineral reserves and current mining operations are located in Block A.

We own 90.64 percent of PT Freeport Indonesia, including 9.36 percent owned through our wholly owned subsidiary, PT Indocopper Investama. The Government of Indonesia owns the remaining 9.36 percent of PT Freeport Indonesia. In July 2004, we received a request from the Indonesian Department of Energy and Mineral Resources that we offer to sell shares in PT Indocopper Investama to Indonesian nationals at fair market value. In response to this request and in view of the potential benefits of having additional Indonesian ownership in our project, we have agreed to consider a potential sale of an interest in PT Indocopper Investama at fair market value. Neither our Contract of Work nor Indonesian law requires us to divest any portion of our ownership interest in PT Freeport Indonesia or PT Indocopper Investama.

We also operate through a majority-owned subsidiary, PT Puncakjaya Power (Puncakjaya Power), and through Atlantic Copper, S.A. (Atlantic Copper) and PT Irja Eastern Minerals (Eastern Minerals), our other principal wholly owned subsidiaries. Puncakjaya Power’s sole business is to supply power to PT Freeport Indonesia’s operations. Atlantic Copper’s operations are in Spain and involve the smelting and refining of copper concentrates and the marketing of refined copper and precious metals in slimes. Eastern Minerals conducts mineral exploration activities (which are currently suspended) in Papua, Indonesia. PT Freeport Indonesia owns a 25 percent interest in PT Smelting, an Indonesian company which operates a copper smelter and refinery in Gresik, Indonesia.

In 1996, we established joint ventures with Rio Tinto, an international mining company with headquarters in London, England. One joint venture covers PT Freeport Indonesia’s mining operations in Block A and gives Rio Tinto, through 2021, a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver in Block A, and, after 2021, a 40 percent interest in all production from Block A. Operating, nonexpansion capital and administrative costs are shared proportionately between PT Freeport Indonesia and Rio Tinto based on the ratio of (a) the incremental revenues from production from our expansion completed in 1998 to (b) total revenues from Block A, including production from PT Freeport Indonesia’s previously existing reserves. PT Freeport Indonesia receives 100 percent of the cash flow from specified annual amounts of copper, gold and silver through 2021, calculated by reference to its proven and probable reserves as of December 31, 1994, and 60 percent of all remaining cash flow.

Outlook
PT Freeport Indonesia’s share of annual sales in 2006 is expected to approximate 1.3 billion pounds of copper and 1.7 million ounces of gold, including 280 million pounds of copper and 275 thousand ounces of gold in the second quarter of 2006. At the Grasberg open-pit mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production, resulting in varying quarterly and annual copper and gold sales. During 2006, approximately 60 percent of copper and 56 percent of gold sales are expected in the second half of the year. Because of the significant level of copper and gold expected to be mined late in the year, the achievement of PT Freeport Indonesia’s 2006 sales estimates will be dependent, among other factors, on the achievement of targeted mining rates, the successful operation of PT Freeport Indonesia’s production facilities and systems and concentrate loading systems.

Based on our current mine plans, we previously reported estimates for annual sales over the five-year period from 2006 through 2010 to average approximately 1.3 billion pounds of copper and 1.9 million ounces of gold. Our mine plans are based on latest available data and studies, which take into account factors such as mining and milling rates, ore grades and recoveries, economic conditions and geologic/geotechnical considerations. We update these plans to incorporate new data and conditions, with the objective of operating safely, managing risks and maximizing economic values. We are currently undertaking studies to incorporate recent geotechnical data in our future mine plans. These studies are expected to be completed and mine plans revised in the third quarter of 2006. While ongoing analyses may alter current expectations, the analyses to date indicate that the revisions would result in the deferral of certain high-grade ore previously expected to be mined in 2007 and 2008 to future years. While the annual impacts may be significant, preliminary estimates of total metal sales volumes for PT Freeport Indonesia are expected to be within five percent of the previously reported projected amounts for the five-year period from 2006 through 2010. We are also incorporating the new data into our longer range mine plans to assess the optimal design of the Grasberg open pit, which may affect the timing of our development of the Grasberg block cave ore body.

Sales volumes may vary from these estimates depending on the areas being mined within the Grasberg open pit. Quarterly variations in sales volumes are expected to be significant. Based on current estimated sales volumes for the remainder of 2006 and copper prices of approximately $2.25 per pound and gold prices of approximately $550 per ounce, we expect to generate operating cash flows approximating $1.2 billion in 2006. The impact on our projected 2006 cash flows for each $0.10 per pound change in copper prices in the balance of the year would approximate $50 million, including the effects of price changes on related royalty costs, and for each $25 per ounce change in gold prices in the balance of the year would approximate $15 million.

Copper and Gold Markets
As shown in the graphs below, world metal prices for copper have fluctuated during the period from 1992 through April 2006 with the London Metal Exchange (LME) spot copper price varying from a low of approximately $0.60 per pound in 2001 to a high of approximately $3.36 per pound on April 26, 2006, and world gold prices have fluctuated during the period from 1998 through April 2006 from a low of approximately $250 per ounce in 1999 to a high of approximately $645 per ounce on April 20, 2006. Current copper and gold prices reflect significantly higher levels of direct investment by commodity investors. This high level of activity can be expected to result in significantly higher levels of volatility in copper and gold prices and in the share prices of FCX and other commodity producers. Copper and gold prices are affected by numerous factors beyond our control as described further in our Form 10-K for the year ended December 31, 2005.

*	Excludes Shanghai stocks, producer, consumer and merchant stocks.

The graph above presents LME spot copper prices and reported stocks of copper at the LME and New York Commodity Exchange (COMEX) through April 28, 2006. Since 2003 and through 2005, global demand has exceeded supply, evidenced by the decline in warehouse inventories. LME and COMEX inventories have risen from the 2005 lows in recent months but combined stocks of approximately 150,000 metric tons at March 31, 2006 represent approximately four days of global consumption. Despite previous market forecasts that prices would decline in 2005 and again in 2006, prices have continued to rise to new highs as projected increases in supply have fallen short of expectations, even though global demand is weaker than generally anticipated. Copper prices averaged $2.24 per pound in the first quarter of 2006, with prices ranging from $2.06 per pound to a multi-year high of $2.51 per pound. Copper prices have remained strong in April 2006 and the LME spot price closed at $3.28 per pound on April 28, 2006. Global copper demand has been lower than expectations; however, disruptions associated with strikes, unrest and other operational issues continue to keep inventories at low levels. Many market analysts expect copper supplies will increase somewhat in 2006 and prices to moderate from current levels. Nevertheless, analysts’ price expectations for 2006 are significantly higher than they were earlier in the year, with the continuation of very low inventory levels, the potential for supply disruptions and the absence of major new mines being developed. Future copper prices are expected to continue to be influenced by demand from China, economic performance in the United States (U.S.) and other industrialized countries, the timing of the development of new supplies of copper and production levels of mines and copper smelters. We consider the current underlying supply and demand conditions in the global copper markets to be positive for our company.

The environment for gold continues to be positive with gold prices recently reaching new 25-year highs above $600 per ounce, supported by increased investment demand for gold, ongoing geopolitical tensions, a weak U.S. dollar, inflationary pressures, falling production from older mines, limited development of new mines and actions by gold producers to reduce hedge positions. Gold prices averaged $554 per ounce in the first quarter of 2006, with prices ranging from $521 per ounce to $584 per ounce. The London gold price closed at $644 per ounce on April 28, 2006.

CONSOLIDATED RESULTS

Summary comparative results for the first-quarter periods follow (in millions, except per share amounts):

	First Quarter
	2006	2005
Revenues	$1,086.1	$803.1
Operating income	531.8	357.6
Net income applicable to common stock	251.7	130.4
Diluted net income per share of common stock	1.23	0.70

Consolidated revenues include PT Freeport Indonesia’s sale of copper concentrates, which also contain significant quantities of gold and silver, and the sale by Atlantic Copper of copper anodes, copper cathodes, and gold in anodes and slimes. Consolidated revenues for the 2006 quarter were 35 percent higher than consolidated revenues for the 2005 quarter, reflecting substantially higher copper and gold prices than the 2005 quarter, partly offset by lower PT Freeport Indonesia sales volumes. As anticipated, PT Freeport Indonesia mined lower grade ore and reported lower production and sales in the first quarter of 2006, compared with the 2005 period.

At March 31, 2006, we had consolidated embedded derivatives on copper sales totaling 199.0 million pounds recorded at an average price of $2.46 per pound. Final prices on these sales will be established over the next several months pursuant to terms of sales contracts. We estimate that a five-cent change in the average price used for these embedded derivatives and realized prices for these sales would have an approximate $10 million impact on our 2006 consolidated revenues and an approximate $5 million impact on our 2006 consolidated net income.

First-quarter 2006 consolidated revenues included net additions of $110.2 million ($58.4 million to net income or $0.26 per diluted share) primarily for final pricing of concentrates sold in the previous year, compared with $9.9 million ($5.2 million to net income or $0.03 per diluted share) in the first quarter of 2005.

Consolidated revenues and net income vary significantly with fluctuations in the market prices of copper and gold, sales volumes and other factors. Based on PT Freeport Indonesia’s projected share of copper sales for the remainder of 2006 (1.05 billion pounds) and assuming an average price of $2.25 per pound of copper, each $0.10 per pound change in the average price realized in the balance of the year would have an approximate $100 million impact on our annual revenues and an approximate $50 million impact on our annual net income. A $25 per ounce change in the average price realized in the balance of the year on PT Freeport Indonesia’s projected share of gold sales for the remainder of 2006 (1.2 million ounces) would have an approximate $30 million impact on our annual revenues and an approximate $15 million impact on our annual net income.

On limited past occasions, in response to market conditions, we have entered into copper and gold price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. We currently have no copper or gold price protection contracts relating to our mine production. We had outstanding gold-denominated and silver-denominated preferred stock with dividends and redemption amounts determined by commodity prices. Our Gold-Denominated Preferred Stock, Series II was redeemed in February 2006, resulting in a $69.0 million reduction in revenues ($36.6 million to net income or $0.17 per diluted share), and the final scheduled redemption for our Silver-Denominated Preferred Stock is in August 2006 (see “Capital Resources and Liquidity - Financing Activities”).

Consolidated production and delivery costs were higher in the first quarter of 2006 at $477.9 million compared with $365.0 million for the 2005 quarter. The increase was primarily because of higher costs of concentrate purchases at Atlantic Copper caused by higher metals prices and higher production costs at PT Freeport Indonesia primarily caused by the adoption of Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (EITF 04-6). See Note 3 and “New Accounting Standards.”

As previously reported on March 23, 2006, a mud/topsoil slide involving approximately 75,000 metric tons of material occurred from a mountain ridge above service facilities supporting PT Freeport Indonesia’s mining facilities. Regrettably, three contract workers were fatally injured in the event. The material damaged a mess hall and an adjacent area. As a result of investigations by PT Freeport Indonesia and the Indonesian Department of Energy and Mineral Resources, we are conducting geotechnical studies to identify any potential hazards to facilities from slides. The existing early warning system for potential slides, based upon rainfall and other factors, has also been expanded. PT Freeport Indonesia recorded a charge of $1.9 million ($1.0 million to net income or less than $0.01 per diluted share) in the first quarter of 2006 for damages related to this event. The event did not directly involve operations within the Grasberg open-pit mine or PT Freeport Indonesia’s milling operations.

Consolidated depreciation and amortization expense decreased to $43.3 million in the first quarter of 2006 compared with $56.9 million in the first quarter of 2005, primarily because of lower copper sales volumes at PT Freeport Indonesia during the 2006 quarter. Exploration expenses increased to $2.6 million in the first quarter of 2006 from $1.9 million in the first quarter of 2005 (see “Mining and Exploration - Exploration Activities”). Consolidated general and administrative expenses increased to $30.6 million in the first quarter of 2006 from $21.6 million in the first quarter of 2005 (see “Other Financial Results”).

Net interest expense decreased to $22.7 million in the first quarter of 2006 from $37.5 million in the first quarter of 2005 primarily because of lower debt levels. In the first quarter of 2006, we induced conversion of $11.0 million of 7% Convertible Senior Notes due 2011 into 0.4 million shares of FCX common stock and purchased in open market transactions $11.5 million of 10⅛% Senior Notes due 2010 for $12.6 million. As a result of the induced conversion and open market transactions, we recorded losses on early extinguishment and conversion of debt totaling of $2.0 million ($1.3 million to net income, net of related reduction of interest expense, or $0.01 per share) in the first quarter of 2006. (see “Capital Resources and Liquidity - Financing Activities”). We are continuing to assess opportunities to repay debt in advance of scheduled maturities.

Other income includes interest income of $7.0 million in the first quarter of 2006 and $3.9 million in the first quarter of 2005. Other income also includes the impact of translating into U.S. dollars Atlantic Copper’s net euro-denominated liabilities, primarily its retiree pension obligations. Changes in the U.S. dollar/euro exchange rate require us to adjust the dollar value of our net euro-denominated liabilities and record the adjustment in earnings. The exchange rate was $1.18 per euro at December 31, 2005, and $1.21 per euro at March 31, 2006. Exchange rate effects on our net income from euro-denominated liabilities were gains (losses) of $(1.1) million in the first quarter of 2006 and $2.8 million in the first quarter of 2005.

PT Freeport Indonesia’s Contract of Work provides for a 35 percent corporate income tax rate. PT Indocopper Investama pays a 30 percent corporate income tax on dividends it receives from its 9.36 percent ownership in PT Freeport Indonesia. In addition, the tax treaty between Indonesia and the U.S. provides for a withholding tax rate of 10 percent on dividends and interest that PT Freeport Indonesia and PT Indocopper Investama pay to their parent company, FCX. We currently record no income taxes at Atlantic Copper, which is subject to taxation in Spain, because it has not generated significant taxable income in recent years and has substantial tax loss carryforwards for which we have provided no net financial statement benefit. We receive no consolidated tax benefit from these losses because they cannot be used to offset PT Freeport Indonesia’s profits in Indonesia, but can be utilized to offset Atlantic Copper’s future profits.

Parent company costs consist primarily of interest, depreciation and amortization, and general and administrative expenses. We receive minimal, if any, tax benefit from these costs, including interest expense, primarily because our parent company normally generates no taxable income from U.S. sources. As a result, our provision for income taxes as a percentage of our consolidated income before income taxes and minority interests will vary as PT Freeport Indonesia’s income changes, absent changes in Atlantic Copper and parent company costs. Summaries of the approximate significant components of the calculation of our consolidated provision for income taxes are shown below (in thousands, except percentages).

	Three Months Ended
	March 31,
	2006	2005
Mining and exploration segment operating income[a]	$447,527	$428,307
Mining and exploration segment interest expense, net	(3,273)	(5,727)
Intercompany operating profit recognized (deferred)	74,211	(63,570)
Income before taxes	518,465	359,010
Indonesian corporate income tax rate	35%	35%
Corporate income taxes	181,463	125,654

Approximate PT Freeport Indonesia net income	337,002	233,356
Withholding tax on FCX’s equity share	9.064%	9.064%
Withholding taxes	30,546	21,151

PT Indocopper Investama corporate income tax	5,623	14,124
Other, net	4,090	3,099
FCX consolidated provision for income taxes	$221,722	$164,028

FCX consolidated effective tax rate	43%	50%

a.	Excludes charges for the in-the-money value of FCX stock option exercises, which are eliminated in consolidation, totaling $56.0 million for the 2006 quarter and $16.8 million for the 2005 quarter.

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

	First Quarter
	2006	2005
Mining and exploration[a]	$391.5	$411.5
Smelting and refining	13.5	(1.6)
Intercompany eliminations and other[a,b]	126.8	(52.3)
FCX operating income	$531.8	$357.6

a.
Includes charges to the mining and exploration segment for the in-the-money value of FCX stock option exercises which are eliminated in consolidation totaling $56.0 million in the 2006 quarter and $16.8 million in the 2005 quarter.

b.
We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until their sales of final products to third parties. Changes in the amount of these deferred profits impacted operating income by $74.2 million in the 2006 quarter and $(63.6) million in the 2005 quarter. Our consolidated earnings can fluctuate materially depending on the timing and prices of these sales. At March 31, 2006, our deferred profits to be recognized in future periods’ operating income totaled $148.4 million, $78.7 million to net income, after taxes and minority interest sharing.

MINING AND EXPLORATION

PT Freeport Indonesia Operating Results

	First Quarter
	2006		2005
PT Freeport Indonesia Operating Data, Net of Rio Tinto’s Interest
Copper (recoverable)
Production (000s of pounds)	221,300		335,600
Production (metric tons)	100,400		152,200
Sales (000s of pounds)	225,200		328,100
Sales (metric tons)	102,100		148,800
Average realized price per pound	$2.43		$1.51
Gold (recoverable ounces)
Production	461,800		609,400
Sales	472,500		595,300
Average realized price per ounce	$405.54	[a]	$426.74

a.	Amount was $556.00 before a loss resulting from redemption of FCX’s Gold-Denominated Preferred Stock, Series II.

First Quarter
2006	2005

PT Freeport Indonesia, 100% Aggregate Operating Data
Ore milled (metric tons per day)	216,800	199,400
Average ore grade
Copper (percent)	0.72	1.14
Gold (grams per metric ton)	0.92	1.62
Recovery rates (percent)
Copper	82.5	89.6
Gold	80.6	82.7
Copper (recoverable)
Production (000s of pounds)	246,600	390,300
Production (metric tons)	111,900	177,000
Sales (000s of pounds)	251,300	381,400
Sales (metric tons)	114,000	173,000
Gold (recoverable ounces)
Production	470,700	763,900
Sales	486,300	743,200

PT Freeport Indonesia Revenues

A summary of changes in PT Freeport Indonesia revenues between the periods follows (in millions):

2006
PT Freeport Indonesia revenues - prior year period	$687.4
Price realizations:
Copper	206.4
Gold	(10.0)
Sales volumes:
Copper	(155.7)
Gold	(52.4)
Adjustments, primarily for copper pricing on prior year
open sales	128.5
Treatment charges, royalties and other	(7.4)
PT Freeport Indonesia revenues - current year period	$796.8

As anticipated, PT Freeport Indonesia mined lower grade ore and reported lower production and sales in the first quarter of 2006, compared with the 2005 period. Copper and gold sales totaled 225.2 million pounds of copper and 472.5 thousand ounces of gold in the first quarter of 2006, compared with sales of 328.1 million pounds of copper and 595.3 thousand ounces of gold in the 2005 period.

Mill throughput, which varies depending on ore types being processed, averaged 216,800 metric tons of ore per day in the first quarter of 2006, compared with 199,400 metric tons of ore in the first quarter of 2005. First-quarter mill rates were impacted by an approximate four-day interruption in February 2006 associated with protests by illegal miners. Mill rates will vary during 2006 depending on ore types mined and are expected to average over 220,000 metric tons of ore per day during the remainder of 2006. Operations were temporarily suspended for an approximate four-day period in February 2006 when illegal miners (“gold panners”) blocked a road leading to our mill. While this situation was resolved peacefully by Indonesian government authorities, we continue to work with the government to resolve the legal and security concerns presented by the increased presence of gold panners in our area of operations.

Approximate average daily throughput processed at our mill facilities from each of our producing mines follows (metric tons of ore per day):

	First Quarter
	2006	2005
Grasberg open pit	173,000	157,300
Deep Ore Zone underground mine	43,800	42,100
Total mill throughput	216,800	199,400

First-quarter 2006 copper ore grades averaged 0.72 percent, compared with 1.14 percent for the first quarter of 2005. First-quarter 2006 copper recovery rates averaged 82.5 percent, compared with 89.6 percent for the first quarter of 2005. Gold ore grades averaged 0.92 grams per metric ton (g/t) in the first quarter of 2006, compared with 1.62 g/t for the first quarter of 2005. First-quarter 2006 gold recovery rates averaged 80.6 percent, compared with 82.7 percent for the first quarter of 2005. First-quarter 2006 ore grades and recoveries from copper and gold reflect the expected mining of lower grade material compared with the extraordinarily high grades mined in 2005. Average ore grades are expected to be higher in the second half of 2006 than in the first half of 2006 with the highest grades expected to be mined in the fourth quarter.

Production from the Deep Ore Zone (DOZ) underground mine averaged 43,800 metric tons of ore per day in the first quarter of 2006, representing 20 percent of mill throughput. DOZ continued to perform above design capacity of 35,000 metric tons of ore per day. PT Freeport Indonesia is expanding the capacity of the DOZ underground operation to a sustained rate of 50,000 metric tons per day with the installation of a second crusher and additional ventilation, expected to be completed by 2007. PT Freeport Indonesia’s share of capital expenditures for the DOZ expansion totaled approximately $4 million in the first quarter of 2006 and is expected to approximate $37 million through the projected 2007 ramp-up, with approximately $16 million estimated for 2006. The DOZ mine, a block cave operation, is one of the world’s largest underground mines.

In 2004, PT Freeport Indonesia commenced its “Common Infrastructure” project, which will provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. PT Freeport Indonesia’s share of capital expenditures for its Common Infrastructure project totaled approximately $3 million in the first quarter of 2006 and is estimated to total approximately $6 million in 2006. The Common Infrastructure project is progressing according to plan. Work on the Grasberg underground ore body is scheduled to begin in 2006 with projected capital expenditures of approximately $21 million.

PT Freeport Indonesia is also proceeding with plans to develop Big Gossan, a high-grade deposit located near the existing milling complex. Our Board of Directors has approved this project and aggregate capital expenditures from 2005 to 2009 for Big Gossan are expected to total approximately $225 million ($195 million net to PT Freeport Indonesia, with approximately $50 million in 2006). PT Freeport Indonesia’s share of capital expenditures for Big Gossan totaled approximately $14 million in the first quarter of 2006. Production is expected to ramp up to 7,000 metric tons per day by 2010 (average annual aggregate incremental production of 135 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts). The Big Gossan mine is being developed as an open-stope mine with cemented backfill, an established mining methodology expected to be higher-cost than the block-cave method used at the DOZ mine.

PT Freeport Indonesia’s share of first-quarter 2006 sales of 225.2 million pounds of copper and 472.5 thousand ounces of gold, was approximately 15 million pounds below previous estimates for copper and 132.5 thousand ounces above previous estimates for gold. First-quarter 2005 sales volumes totaled 328.1 million pounds of copper and 595.3 thousand ounces of gold. Realized copper prices improved by 61 percent to an average of $2.43 per pound in the first quarter of 2006 from $1.51 in the first quarter of

2005. Realized gold prices in the first quarter of 2006 averaged $405.54 per ounce; including a reduction of $150.46 per ounce for revenue adjustments associated with the redemption of our Gold-Denominated Preferred Stock, Series II; compared to $426.74 in the first quarter of 2005.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. Market rates for treatment and refining charge rates began to increase significantly in late 2004. Royalties totaled $19.9 million in the first quarter of 2006, compared with $18.8 million in the first quarter of 2005, reflecting higher metal prices partly offset by lower sales volumes.

Substantially all of PT Freeport Indonesia’s concentrate sales contracts provide final copper pricing in a specified future period based on prices quoted on the LME. PT Freeport Indonesia records revenues and invoices its customers based on LME prices at the time of shipment. Under accounting rules, these terms create an “embedded derivative” in our concentrate sales contracts which must be adjusted to fair value through earnings each period until the date of final copper pricing. PT Freeport Indonesia’s first-quarter 2006 revenues include net additions of $184.6 million for adjustments to the fair value of embedded copper derivatives in concentrate sales contracts, compared with $25.7 million in the first quarter of 2005.

PT Freeport Indonesia has long-term contracts to provide approximately 60 percent of Atlantic Copper’s copper concentrate requirements at market prices and nearly all of PT Smelting’s copper concentrate requirements. Under the PT Smelting contract, for the past 15 years of PT Smelting’s operations beginning December 1998, the treatment and refining charges on the majority of the concentrate PT Freeport Indonesia provides will not fall below specified minimum rates, subject to renegotiation in 2008. The rate was $0.23 per pound during the period from the commencement of PT Smelting’s operations in 1998 until April 2004, when it declined to a minimum of $0.21 per pound. PT Smelting’s rates for 2006 are expected to exceed the minimum $0.21 per pound (see “Smelting and Refining”). Current rates are substantially higher than the minimum rate.

Gross Profit per Pound of Copper (¢)/per Ounce of Gold and Silver ($)

Three Months Ended March 31, 2006
Pounds of copper sold (000s)	225,200		225,200
Ounces of gold sold					472,500
Ounces of silver sold							707,100

	By-Product		Co-Product Method
	Method		Copper		Gold		Silver
Revenues, after adjustments shown below	242.9	¢	242.9	¢	$405.54	[a]	$9.76

Site production and delivery, before net non-
cash and nonrecurring costs shown below	122.1		79.6		197.43		3.62
Gold and silver credits	(129.0)		-		-		-
Treatment charges	37.1	[b]	24.2	[c]	60.05	[c]	1.10	[c]
Royalty on metals	8.9		5.8		14.31		0.26
Unit net cash costs[d]	39.1		109.6		271.79		4.98
Depreciation and amortization	15.0		9.8		24.25		0.44
Noncash and nonrecurring costs, net	5.2		3.4		8.38		0.15
Total unit costs	59.3		122.8		304.42		5.57
Revenue adjustments, primarily for pricing on
prior period open sales	28.0	[e]	58.7		47.03		1.20
PT Smelting intercompany profit recognized	9.2		6.0		14.95		0.27
Gross profit per pound/ounce	220.8	¢	184.8	¢	$163.10		$5.66

a.	Amount was $556.00 before a loss resulting from redemption of FCX’s Gold-Denominated Preferred Stock, Series II.

b.
Includes $10.1 million or 4.5 cents per pound for adjustments to December 31, 2005 concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices since December 31, 2005.

c.
Includes $6.6 million or 2.9 cents per pound for copper, $3.4 million or $7.25 per ounce for gold and $0.1 million or $0.13 per ounce for silver for adjustments to December 31, 2005 concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices since December 31, 2005.

d.	For a reconciliation of unit net cash costs to production and delivery costs applicable to sales reported in FCX’s consolidated financial statements refer to “Product Revenues and Production Costs.”
e.	Includes a $69.0 million or 30.6 cents per pound loss on the redemption of FCX’s Gold-Denominated Preferred Stock, Series II.

Three Months Ended March 31, 2005
Pounds of copper sold (000s)	328,100		328,100
Ounces of gold sold					595,300
Ounces of silver sold						1,270,300

	By-Product		Co-Product Method
	Method		Copper		Gold	Silver
Revenues, after adjustments shown below	151.3	¢	151.3	¢	$426.74	$7.04

Site production and delivery, before net non-
cash and nonrecurring costs shown below	58.9	[a]	38.8	[b]	107.20 [b]	1.82	[b]
Gold and silver credits	(79.3)		-		-	-
Treatment charges	21.8		14.3		39.63	0.67
Royalty on metals	5.7		3.8		10.41	0.18
Unit net cash costs[c]	7.1		56.9		157.24	2.67
Depreciation and amortization	14.3		9.4		26.02	0.44
Noncash and nonrecurring costs, net	0.2		0.1		0.29	-
Total unit costs	21.6		66.4		183.55	3.11
Revenue adjustments, primarily for pricing on
prior period open sales	6.4		6.4		(5.10)	0.11
PT Smelting intercompany profit elimination	(0.8)		(0.5)		(1.43)	(0.02)
Gross profit per pound/ounce	135.3	¢	90.8	¢	$236.66	$4.02

a.
Net of deferred mining costs totaling $32.2 million or 9.8 cents per pound. Following adoption of EITF 04-6 on January 1, 2006 (see Note 3 and “New Accounting Standards”), stripping costs are no longer deferred.

b.	Net of deferred mining costs totaling $21.2 million or 6.5 cents per pound for copper, $10.6 million or $17.86 per ounce for gold and $0.4 million or $0.30 per ounce for silver (see Note a above).
c.	See Note d above.

We present gross profit per pound of copper using both a “by-product” method and a “co-product” method. We use the by-product method in our presentation of gross profit per pound of copper because (1) the majority of our revenues are copper revenues, (2) we produce and sell one product, concentrates, which contains copper, gold and silver, (3) it is not possible to specifically assign our costs to revenues from the copper, gold and silver we produce in concentrates, (4) it is the method used to compare mining operations in certain industry publications and (5) it is the method used by our management and our Board of Directors to monitor our operations. In the co-product method presentation, costs are allocated to the different products based on their relative revenue values, which will vary to the extent our metals sales volumes and realized prices change.

Because of the fixed nature of a large portion of our costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period. In addition, we have experienced significant increases in our production costs in recent years primarily as a result of higher energy costs and costs of other consumables, higher mining costs and milling rates, labor costs and other factors. Our energy costs, which approximate 22 percent of PT Freeport Indonesia’s production costs, primarily include purchases of 100 million gallons of diesel per year and 650,000 metric tons of coal per year. Diesel prices have risen by more than 120 percent since 2002 and our coal costs are approximately 40 percent higher. The costs of other consumables, including steel and reagents, also have increased. Our costs have been affected by the stronger Australian dollar against the U.S. dollar (approximately 40 percent increase since the beginning of 2003), which comprise approximately 15 percent of PT Freeport Indonesia’s production costs. We are pursuing cost reduction initiatives to mitigate the impacts of these increases.

Higher unit site production and delivery costs in the first quarter of 2006, compared with the first quarter of 2005, primarily reflected the anticipated lower sales volumes resulting from mine sequencing in the Grasberg open pit, the impact of adopting EITF 04-6 (see Note a above, Note 3 and “New Accounting Standards”) and higher input costs, including energy.

Unit treatment charges vary with the price of copper, and unit royalty costs vary with prices of copper and gold. In addition, treatment charges vary based on PT Freeport Indonesia’s customer mix. The copper royalty rate payable by PT Freeport Indonesia under its Contract of Work varies from 1.5 percent of copper net revenue at a copper price of $0.90 or less per pound to 3.5 percent at a copper price of $1.10 or more per pound. The Contract of Work royalty rate for gold and silver sales is 1.0 percent.

In connection with our fourth concentrator mill expansion completed in 1998, PT Freeport Indonesia agreed to pay the Government of Indonesia additional royalties (royalties not required by the Contract of Work) to provide further support to the local governments and the people of the Indonesian province of Papua (see Note 1 in our 2005 Annual Report on Form 10-K). The additional royalties are paid on metal from production from PT Freeport Indonesia’s milling facilities above 200,000 metric tons of ore per day. PT Freeport Indonesia’s royalty rate on copper net revenues from production above 200,000 metric tons of ore per day is double the Contract of Work royalty rate, and the royalty rates on gold and silver sales from production above 200,000 metric tons of ore per day are triple the Contract of Work royalty rates.

First-quarter 2006 royalty costs totaled $19.9 million, including a $1.4 million final adjustment related to 2005 sales, compared with royalty costs of $18.8 million in the first quarter of 2005. Additional royalties, discussed above, totaled $1.9 million in the 2005 quarter and none in 2006. If copper prices average $2.25 per pound and gold prices average $550 per ounce during the remainder of 2006, we would expect royalty costs to total approximately $74 million ($0.07 per pound of copper) for the remainder of 2006. These estimates assume 2006 sales volumes of 1.3 billion pounds of copper and 1.7 million ounces of gold.

As a result of the lower copper production and sales volumes in the first quarter of 2006, PT Freeport Indonesia’s unit depreciation rate increased compared with the 2005 quarter. Because certain assets are depreciated on a straight-line basis, the unit rate will vary with the level of copper production and sales.

Unit Net Cash Costs: By-Product Method - Unit net cash costs per pound of copper calculated using a by-product method is a measure intended to provide investors with information about the cash generating capacity of our mining operations expressed on a basis relating to our primary metal product, copper. PT Freeport Indonesia uses this measure for the same purpose and for monitoring operating performance by its mining operations. This information differs from measures of performance determined in accordance with generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance determined in accordance with generally accepted accounting principles. This measure is presented by other copper and gold mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

Unit site production and delivery costs in the first quarter of 2006 averaged $1.22 per pound of copper, $0.63 per pound higher than the $0.59 reported in the first quarter of 2005. Unit site production and delivery costs in the first quarter of 2006 were adversely affected by the anticipated lower copper sales volumes. In addition, PT Freeport Indonesia adopted EITF 04-6 and no longer defers stripping costs. First-quarter 2005 unit costs benefited from a $0.10 per pound deferral of stripping costs.

Gold and silver credits increased to $1.29 per pound in the first quarter of 2006, compared with $0.79 per pound in the first quarter of 2005, reflecting lower copper volumes and higher average realized gold prices, before a loss resulting from redemption of FCX’s Gold-Denominated Preferred Stock, Series II, in the 2006 quarter. Treatment charges increased to $0.37 per pound in the first quarter of 2006 from $0.22 per pound in the first quarter of 2005 primarily because of higher market rates and higher copper prices including the effects of price participation under our concentrate sales agreements. In addition, unit treatment charges include a $0.045 per pound adjustment to December 31, 2005 concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices since December 31, 2005. Royalties of $0.09 per pound in the first quarter of 2006 were almost $0.03 per pound above the 2005 period primarily because of higher copper and gold prices.

Assuming 2006 average copper prices of $2.25 per pound and average gold prices of $550 per ounce for the remainder of 2006 and achievement of current 2006 sales estimates, PT Freeport Indonesia estimates that its annual 2006 unit net cash costs, including gold and silver credits, would approximate $0.54 per pound. Estimated unit net cash costs for 2006 are projected to be higher than the 2005 average, primarily because of lower 2006 copper and gold sales volumes, the change in the accounting treatment of stripping costs and higher market rates for treatment charges. Because the majority of PT Freeport Indonesia’s costs are fixed, unit costs vary with the volumes sold and will therefore be higher during the second and third quarters of 2006 and lower during the fourth quarter compared to the projected annual average. Unit net cash costs for 2006 would change by approximately $0.025 per pound for each $25 per ounce change in the average price of gold for the balance of the year.

Unit Net Cash Costs: Co-Product Method - Using the co-product method, unit site production and delivery costs in the first quarter of 2006 averaged $0.80 per pound of copper, compared with $0.39 in the 2005 period. For gold, unit site production and delivery costs in the first quarter of 2006 averaged $197 per ounce, compared with $107 in the 2005 period. As discussed above, unit site production and delivery costs in the first quarter of 2006 were impacted by the anticipated lower sales volumes resulting from lower ore grades and the adoption of EITF 04-6. Treatment charges per pound and per ounce were higher in the first quarter of 2006 primarily because of higher market rates and copper prices. In addition, unit treatment charges include a $0.03 per pound adjustment for copper and a $7.25 per ounce adjustment for gold to December 31, 2005 concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices since December 31, 2005. Royalties per pound and per ounce were also higher in the first quarter of 2006 because of higher copper and gold prices compared with the 2005 period.

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

One U.S. dollar was equivalent to 9,825 rupiah at December 31, 2005 and 9,066 rupiah at March 31, 2006. PT Freeport Indonesia recorded gains (losses) to production costs totaling $0.1 million in the first quarter of 2006 and $(0.4) million in the first quarter of 2005 related to its rupiah-denominated net monetary assets and liabilities. PT Freeport Indonesia’s labor costs are mostly rupiah denominated. At estimated aggregate annual rupiah payments of 1.6 trillion for operating costs and an exchange rate of 9,066 rupiah to one U.S. dollar, the exchange rate as of March 31, 2006, a one-thousand-rupiah increase in the exchange rate would result in an approximate $18 million decrease in aggregate annual operating costs. A one-thousand-rupiah decrease in the exchange rate would result in an approximate $22 million increase in aggregate annual operating costs.

Approximately 15 percent of PT Freeport Indonesia’s total purchases of materials, supplies and services are denominated in Australian dollars. The exchange rate was $0.73 to one Australian dollar at December 31, 2005, and $0.72 to one Australian dollar at March 31, 2006. At estimated annual aggregate Australian dollar payments of 225 million and an exchange rate of $0.72 to one Australian dollar, the exchange rate as of March 31, 2006, a $0.01 increase or decrease in the exchange rate would result in an approximate $2 million change in aggregate annual operating costs.

At times, PT Freeport Indonesia has entered into foreign currency forward contracts to hedge a portion of its aggregate anticipated Indonesian rupiah and/or Australian dollar payments. As of March 31, 2006, PT Freeport Indonesia had foreign currency contracts to hedge 555.0 billion in rupiah payments, including certain rupiah-based capital expenditures, or approximately 46 percent of aggregate projected rupiah payments for the remainder of 2006, at an average exchange rate of 10,094 rupiah to one U.S. dollar. PT Freeport Indonesia accounts for these contracts as cash flow hedges.

Exploration Activities
PT Freeport Indonesia’s exploration efforts in 2006 are focused on testing extensions of the Deep Grasberg and Kucing Liar mine complex, the resource potential below the previously mined Ertsberg deposit and other targets in Block A, the existing producing area of the Grasberg minerals district. We continue to assess the timing of resumption of suspended exploration activities in areas outside Block A.

The Indonesian government previously approved suspensions of our field exploration activities outside of our current mining operations area, which have been in suspension in recent years due to safety and security issues and regulatory uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas and an Indonesian Forestry law enacted in 1999 prohibiting open-pit mining in forest preservation areas. The current suspensions were granted for one-year periods ending November 15, 2006, for Eastern Minerals; February 26, 2007, for Block B; and March 30, 2007, for PT Nabire Bakti Mining. Recent Indonesian legislation permits open-pit mining in PT Freeport Indonesia’s Block B area, subject to certain requirements. We continue to assess these requirements and security issues. The timing for our resumption of exploration activities in our Contract of Work areas outside of Block A depends on the resolution of these matters.

SMELTING AND REFINING
Our investment in smelters serves an important role in our concentrate marketing strategy. PT Freeport Indonesia generally sells approximately one-half of its concentrate production to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder to other customers. Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and income to Atlantic Copper and PT Smelting. Through downstream integration, we are assured placement of a significant portion of our concentrate production. Low smelter treatment and refining charges in recent years adversely affected the operating results of Atlantic Copper and benefited the operating results of PT Freeport Indonesia’s mining operations. Market rates for treatment and refining charges have increased significantly since late 2004 as worldwide smelter availability was insufficient to accommodate increased mine production. Higher treatment and refining charges benefit our smelter operations and adversely affect our mining operations. Taking into account taxes and minority ownership interests, an equivalent change in smelting and refining charge rates essentially offsets in our consolidated operating results.

Atlantic Copper Operating Results
(In Millions)	First Quarter
	2006	2005
Gross profit	$17.3	$1.5
Add depreciation and amortization expense	7.4	7.1
Other	(0.4)	1.0
Cash margin	$24.3	$9.6

Operating income (loss) (in millions)	$13.5	$(1.6)
Concentrate and scrap treated (metric tons)	250,700	215,800
Anodes production (000s of pounds)	157,100	147,400
Treatment rates per pound	$0.29	$0.17
Cathodes sales (000s of pounds)	136,600	132,600
Cathode cash unit cost per pound[a]	$0.20	$0.17
Gold sales in anodes and slimes (ounces)	245,600	67,300

a.
For a reconciliation of cathode cash unit cost per pound to production costs applicable to sales reported in FCX’s consolidated financial statements refer to “Product Revenues and Production Costs” below.

Atlantic Copper’s operating cash margin was $24.3 million in the first quarter of 2006, compared with $9.6 million in the 2005 period. Atlantic Copper reported operating income of $13.5 million in the first quarter of 2006, compared with an operating loss of $1.6 million in the 2005 period. The positive results in the 2006 period primarily reflect higher treatment charges. There are no planned major maintenance activities scheduled at Atlantic Copper in 2006 and a 22-day maintenance turnaround currently scheduled for 2007.

Atlantic Copper treated 250,700 metric tons of concentrate and scrap in the first quarter of 2006, compared with 215,800 metric tons in the 2005 period, which was affected by maintenance issues. Cathode production totaled 129.4 million pounds and sales totaled 136.6 million pounds during the first quarter of 2006, compared with cathode production of 131.7 million pounds and sales of 132.6 million pounds during the first quarter of 2005. Atlantic Copper’s treatment charges (including price participation), which are what PT Freeport Indonesia and third parties pay Atlantic Copper to smelt and refine concentrates, averaged $0.29 per pound during the first quarter of 2006 and $0.17 per pound during the first quarter of 2005. The significant increase in treatment charges in the 2006 period reflects higher market rates and $0.07 per pound ($0.03 per pound in the first quarter of 2005) for price participation under the terms of Atlantic Copper’s concentrate purchase and sales agreements. Treatment charge rates have increased significantly since late 2004 with increased mine production and higher copper prices. Assuming copper prices of $2.25 per pound for the remainder of 2006, Atlantic Copper expects these rates to average approximately $0.32 per pound in 2006. Atlantic Copper’s cathode cash unit cost per pound of copper averaged $0.20 in the first quarter of 2006 and $0.17 in the first quarter of 2005. Higher unit costs in the 2006 period reflect the impact of a higher 2006 gold payable factor in Atlantic Copper’s concentrate purchase and sales agreements.

We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until the final sales to third parties occur. Changes in these net deferrals resulted in an addition to our operating income totaling $74.2 million ($39.3 million to net income or $0.18 per diluted share) in the first quarter of 2006, compared with a reduction of $63.6 million ($34.2 million to net income or $0.17 per diluted share) in the first quarter of 2005. At March 31, 2006, our net deferred profits on PT Freeport Indonesia concentrate inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and minority interest sharing totaled $78.7 million. Based on copper prices of $2.25 per pound and gold prices of $550 per ounce for the second quarter of 2006 and current shipping schedules, we estimate the net change in deferred profits on intercompany sales will result in an increase to net income of approximately $20 million in the second quarter of 2006. The actual change in deferred intercompany profits may differ substantially from this estimate because of changes in the timing of shipments to affiliated smelters and metal prices.

The majority of Atlantic Copper’s revenues are denominated in U.S. dollars; however, operating costs, other than concentrate purchases, and certain asset and liability accounts are denominated in euros. Atlantic Copper’s estimated annual euro payments total approximately 100 million euros. A $0.05 increase or decrease in the exchange rate would result in an approximate $5 million change in annual costs. The exchange rate on March 31, 2006, was $1.21 per euro.

As of March 31, 2006, FCX’s net investment in Atlantic Copper totaled approximately $121 million, FCX had a $189.5 million loan outstanding to Atlantic Copper and Atlantic Copper’s debt to third parties under nonrecourse financing arrangements totaled $43.2 million.

Atlantic Copper had euro-denominated net monetary liabilities at March 31, 2006, totaling $10.7 million recorded at an exchange rate of $1.21 per euro. The exchange rate was $1.18 per euro at December 31, 2005. Adjustments to Atlantic Copper’s euro-denominated net monetary liabilities to reflect changes in the exchange rate are recorded in other income (expense) and totaled $(1.1) million in the first quarter of 2006 and $2.8 million in the first quarter of 2005.

PT Smelting Operating Results

	First Quarter
(In Millions)	2006	2005
PT Freeport Indonesia sales to PT Smelting	$282.5	$234.2
Equity in PT Smelting earnings	3.6	2.6
PT Freeport Indonesia operating profits recognized (deferred)	20.8	(2.6)

PT Freeport Indonesia accounts for its 25 percent interest in PT Smelting using the equity method and provides PT Smelting with substantially all of its concentrate requirements. PT Smelting treated 234,400 metric tons of concentrate in the first quarter of 2006 and 226,400 metric tons in the first quarter of 2005. During 2006, PT Smelting plans to expand its production capacity from 250,000 metric tons of copper metal per year to 270,000 metric tons of copper metal per year. PT Smelting produced 142.4 million pounds of cathodes and sold 140.7 million pounds of cathodes in the first quarter of 2006, compared with production of 143.5 million pounds and sales of 143.7 million pounds in the first quarter of 2005. PT Smelting’s cathode cash unit costs averaged $0.15 per pound in the first quarter of 2006 and $0.10 per pound in the first quarter of 2005, primarily reflecting higher energy costs in the 2006 period (see “Product Revenues and Production Costs”). PT Smelting has an 18-day maintenance turnaround scheduled for mid-2006 and its next major maintenance turnaround is scheduled for 2008.

OTHER FINANCIAL RESULTS

The FCX/Rio Tinto joint ventures incurred $3.9 million of aggregate exploration costs in the first quarter of 2006 and $3.0 million in the first quarter of 2005. As discussed above in “Exploration Activities,” our exploration program for 2006 is focused on testing extensions of the Deep Grasberg and Kucing Liar mine complex, the resource potential below the previously mined Ertsberg deposit and other targets in Block A. Our share of these exploration costs, which are charged to expense, totaled $2.6 million in the first quarter of 2006 and $1.9 million in the first quarter of 2005.

Consolidated general and administrative expenses increased to $30.6 million in the first quarter of 2006, compared with $21.6 million in the year-ago period. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” or “SFAS No. 123R.” Stock-based compensation costs totaled $13.2 million in the 2006 quarter, including $6.7 million charged to general and administrative expenses, and $4.4 million in the 2005 quarter, including $3.1 million charged to general and administrative expenses. Our parent company charges PT Freeport Indonesia for the in-the-money value of exercised employee stock options. These charges are eliminated in consolidation; however, PT Freeport Indonesia shares a portion of these charges with Rio Tinto and Rio Tinto’s reimbursements reduce our consolidated general and administrative expenses. General and administrative expenses are net of Rio Tinto’s share of joint venture reimbursements for employee stock option exercises, which decreased general and administrative expenses by $4.5 million in the first quarter of 2006 and $2.9 million in the first quarter of 2005. In accordance with our joint venture agreement, Rio Tinto’s percentage share of PT Freeport Indonesia’s general and administrative expenses varies with metal sales volumes and prices and totaled approximately 8 percent in the first quarter of 2006, compared with 16 percent in the first quarter of 2005. Adjusted allocations of other employee-related costs, based on an annual assessment of the area benefited, resulted in an approximate $2.5 million increase in general and administrative expenses in the 2006 quarter compared with the 2005 quarter.

Total consolidated interest cost (before capitalization) was $24.4 million in the first quarter of 2006 and $38.4 million in the first quarter of 2005. Interest costs decreased primarily because we reduced average debt levels with significant reductions in 2005. Our interest cost for 2006 is expected to decrease compared to 2005 primarily because of the 2005 debt reductions. See “Capital Resources and Liquidity - Financing Activities” for further discussion. Capitalized interest totaled $1.8 million in the first quarter of 2006 and $0.9 million in the first quarter of 2005.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized for copper and gold sales, our production levels, production costs, cash payments for income taxes and interest, other working capital changes and other factors. Based on current mine plans and subject to future copper and gold prices, we expect to generate cash flows significantly greater than our budgeted capital expenditures and scheduled debt maturities, providing opportunities to reduce debt further and return cash to shareholders through dividends and share purchases. Common stock dividends totaled $153.2 million in the first quarter of 2006, including $94.2 million ($0.50 per share) for a supplemental dividend paid on March 31, 2006. Our current regular annual common stock dividend is $1.25 per share, paid at a quarterly rate of $0.3125 per share. On May 2, 2006, our Board of Directors declared a supplemental dividend of $0.75 per share payable June 30, 2006 to shareholders of record on June 15, 2006. Our Board of Directors will continue to review our dividend policy.

The potential payment of future regular and supplemental dividends will be determined by our Board of Directors and will be dependent upon many factors, including our cash flows and financial position, copper and gold prices, and general economic and market conditions. The timing of future purchases of our common stock is dependent upon a number of factors including the price of our common shares, our cash flows and financial position, copper and gold prices and general economic and market conditions.

Operating Activities
Our net cash used in operating activities totaled $123.8 million during the first quarter of 2006, including $501.1 million in working capital requirements. In the first quarter of 2005, we generated operating cash flows totaling $162.2 million, net of $23.2 million that we used for working capital. First-quarter 2006 operating cash flows were impacted by $453.7 million of income tax payments, including $328.4 million attributable to 2005 results, other working capital requirements totaling $172.7 million and a $44.9 million net use of operating cash resulting from the loss on the redemption of FCX’s Gold-Denominated Preferred Stock, Series II. Using estimated sales volumes for the remainder of 2006 and assuming average prices of $2.25 per pound of copper and $550 per ounce of gold for the remainder of 2006, we would generate operating cash flows approximating $1.2 billion in 2006, with over $1.3 billion in the remaining three quarters of the year.

Investing Activities
Total capital expenditures of $52.1 million in the first quarter of 2006 were nearly double the $26.2 million reported in the first quarter of 2005. Our capital expenditures for the 2006 quarter included approximately $4 million for the DOZ expansion, $3 million for the Common Infrastructure project and $14 million for Big Gossan. Capital expenditures, including approximately $115 million for long-term projects, are estimated to total $250 million for 2006. In the first quarter of 2005, PT Freeport Indonesia received the $23.2 million balance of its share of insurance settlement proceeds related to its open-pit slippage claim, $2.0 million of which represented a recovery of property losses.

Financing Activities
As of March 31, 2006, we had total unrestricted cash and cash equivalents of $284.1 million and total outstanding debt of approximately $1.1 billion. Total debt was reduced by a net $154.7 million during the quarter, including $167.4 million for the mandatory redemption of FCX’s Gold-Denominated Preferred Stock, Series II. The mandatory redemption was based on average gold prices at the time of redemption ($548.92 per ounce) and totaled $236.4 million, resulting in a $69.0 million loss recognized in revenues ($36.6 million to net income or $0.17 per diluted share). Other first-quarter debt reductions included privately negotiated transactions to induce conversion of $11.0 million of 7% Convertible Senior Notes due 2011 into 0.4 million shares of FCX common stock and purchases in open market transactions of $11.5 million of 10⅛% Senior Notes due 2010 for $12.6 million. As a result of the induced conversion and open market transactions, we recorded charges of $2.0 million ($1.3 million to net income, net of related reduction of interest expense, or $0.01 per diluted share) in the first quarter of 2006. In April 2006, we induced conversion of an additional $5.0 million of 7% Convertible Senior Notes due 2011 into 0.2 million shares of FCX common stock.

Following the first quarter debt repayments and redemption, we have $86.7 million in debt maturities for the remainder of 2006, which can be funded with the $284.1 million of cash on hand. Debt maturities total $75.0 million for the three-year period of 2007 through 2009.

During the first quarter of 2005, debt was reduced by $183.0 million, primarily reflecting a prepayment of $187.0 million of bank debt associated with Puncakjaya Power’s power-generating facilities at PT Freeport Indonesia’s mining operations and repurchases of $11.0 million of our 7.50% Senior Notes due 2006 and 7.20% Senior Notes due 2026, net of changes in other borrowings.

In February 2006, we paid our current regular quarterly dividend ($0.3125 per share) and on March 31, 2006, we paid a supplemental common stock dividend of $0.50 per share for total first-quarter 2006 common stock dividends of $153.2 million. Since December 2004, we have paid five supplemental dividends totaling $411.3 million ($2.25 per share). In the first quarter of 2005, we paid a regular quarterly dividend ($0.25 per share) in February and a supplemental common stock dividend of $0.50 per share in March, for total first-quarter 2005 common stock dividends of $134.7 million. The declaration and payment of dividends is at the discretion of our Board of Directors. The amount of our current quarterly cash dividend ($0.3125 per share) on our common stock and the possible payment of additional future supplemental cash dividends will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Cash dividends on preferred stock of $15.1 million in each of the first quarters of 2005 and 2006, represent dividends on our 5½% Convertible Perpetual Preferred Stock. Each share of preferred stock was initially convertible into 18.8019 shares of our common stock, equivalent to an initial conversion price of approximately $53.19 per common share. The conversion rate is adjustable upon the occurrence of certain events, including any quarter that our common stock dividend exceeds $0.20 per share. As a result of the quarterly and supplemental common stock dividends paid through March 2006 discussed above, each share of preferred stock is now convertible into 19.9225 shares of FCX common stock, equivalent to a conversion price of approximately $50.20 per common share. Cash dividends to minority interests represent dividends paid to the minority interest owners of PT Freeport Indonesia and Puncakjaya Power. Pursuant to the restricted payment covenants in our 10⅛% Senior Notes and 6⅞% Senior Notes, the amount available for dividend payments, purchases of our common stock and other restricted payments as of March 31, 2006, was approximately $740 million.

In 2003, our Board of Directors approved a new open market share purchase program for up to 20 million shares, which replaced our previous program. Through April 28, 2006, under this new program, we acquired 2.4 million shares in 2005 for $80.2 million, $33.83 per share average, and 3.4 million shares in 2004 for $99.5 million, $29.39 per share average, and 14.2 million shares remain available. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, copper and gold prices and general economic and market conditions.

Debt Maturities. Below is a summary (in millions) of our total debt maturities based on loan balances as of March 31, 2006, and original issue amounts for mandatorily redeemable preferred stock.

	2006		2007	2008	2009	2010	Thereafter
Equipment loans and other	$10.1		$13.5	$13.5	$13.5	$10.2	$3.8
7.50% Senior Notes due 2006	55.4		-	-	-	-	-
Atlantic Copper debt	8.7		34.5	-	-	-	-
Redeemable preferred stock	12.5		-	-	-	-	-
10⅛% Senior Notes due 2010	-		-	-	-	272.4	-
7% Convertible Senior Notes due 2011[a]	-		-	-	-	-	312.7
6⅞% Senior Notes due 2014	-		-	-	-	-	340.3
7.20% Senior Notes due 2026	-		-	-	-	-	0.2
Total debt maturities	$86.7		$48.0	$13.5	$13.5	$282.6	$657.0
Pro forma adjustments	15.5	[b]	-	-	-	-	(5.0)[c]
Pro forma debt maturities	$102.2		$48.0	$13.5	$13.5	$282.6	$652.0

a.	Conversion price is $30.87 per share.
b.
Represents the additional amount due above the original issue amount of our Silver-Denominated Preferred Stock. We calculated the adjustment using the March 31, 2006, London silver fixing price for one ounce of silver ($11.76) in the London bullion market (which determines the Silver-Denominated Preferred Stock redemption amount).

c.	Includes the 7% Convertible Senior Notes due 2011 that we induced conversion of in April 2006 (see above).

NEW ACCOUNTING STANDARDS

Deferred Mining Costs. On January 1, 2006, we adopted EITF 04-6, which requires that stripping costs incurred during production be considered costs of the extracted minerals and included as a component of inventory to be recognized in cost of sales in the same period as the revenue from the sale of inventory. Upon adoption of EITF 04-6, we recorded our deferred mining costs asset ($285.4 million) at December 31, 2005, net of taxes, minority interest share and inventory effects ($135.9 million), as a cumulative effect adjustment to reduce our retained earnings on January 1, 2006. In addition, stripping costs incurred in 2006 and later periods are now charged to cost of sales as incurred. As a result of adopting EITF 04-6 on January 1, 2006, our income before income taxes and minority interests for the three months ended March 31, 2006, was $32.8 million lower and net income was $17.4 million ($0.09 per basic share and $0.08 per diluted share) lower than if we had continued to defer stripping costs. Basic earnings per share would have been $1.43 per share and diluted earnings per share would have been $1.31 per share for the three months ended March 31, 2006, if we had not adopted EITF 04-6, compared to reported earnings of $1.34 per basic share and $1.23 per diluted share. Adoption of the new guidance has no impact on our cash flows.

Accounting for Stock-Based Compensation. As of March 31, 2006, we had three stock-based employee compensation plans and two stock-based director compensation plans. Prior to January 1, 2006, we accounted for options granted under all of our plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” APB Opinion No. 25 required compensation cost for stock options to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock (i.e., the intrinsic value). Because all the plans require that the option exercise price be at least the market price on the date of grant, we recognized no compensation cost on the grant or exercise of our employees’ options through December 31, 2005. Other awards under the plans did result in compensation costs being recognized in earnings based on the projected intrinsic value for restricted stock units to be granted in lieu of cash compensation and the intrinsic value on the reporting or exercise date for cash-settled stock appreciation rights (SARs).

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all stock option awards granted to employees prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Fair value of stock option awards granted to employees was calculated using the Black-Scholes-Merton option-pricing model before and after adoption of SFAS No. 123R. Other stock-based awards charged to expense under SFAS No. 123 continue to be charged to expense under SFAS No. 123R (see Note 2). These include restricted stock units granted in lieu of certain cash compensation and SARs, which are settled in cash. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on January 1, 2006, our income before income taxes and minority interests for the three months ended March 31, 2006, was $9.0 million lower and net income was $5.2 million ($0.03 per basic share and $0.02 per diluted share) lower than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic earnings per share would have been $1.37 per share and diluted earnings per share would have been $1.25 per share for the three months ended March 31, 2006, if we had not adopted SFAS No. 123R, compared to reported earnings of $1.34 per basic share and $1.23 per diluted share.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows generated by tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $16.1 million excess tax benefit classified as a financing cash inflow in the Consolidated Statements of Cash Flows for the three months ended March 31, 2006 would have been classified as an operating cash inflow if we had not adopted SFAS No. 123R.

Compensation cost charged against earnings for stock-based awards is shown below (in thousands). We did not capitalize any stock-based compensation costs to fixed assets during the periods presented.

	Three Months Ended March 31,
	2006		2005
Production and delivery costs	$6,077		$1,294
General and administrative expenses	6,737	[a]	3,083	[a,b]
Exploration expenses	427		-
Total stock-based compensation cost	$13,241		$4,377

a.
Amounts are before Rio Tinto’s share of joint venture reimbursements for employee exercises of in-the-money stock options which reduced general and administrative expenses by $4.5 million in the 2006 quarter and $2.9 million in the 2005 quarter.

b.	Includes $0.5 million for amortization of the intrinsic value of FCX’s Class A stock options that were converted to Class B stock options in 2002.

As of March 31, 2006, total compensation cost related to nonvested stock option awards not yet recognized in earnings was $66.6 million.

PRODUCT REVENUES AND PRODUCTION COSTS

PT Freeport Indonesia Product Revenues and Unit Net Cash Costs
All amounts used in both the by-product and co-product method presentations are included in our recorded results under generally accepted accounting principles. We separately identify certain of these amounts as shown in the following reconciliation to amounts reported in our consolidated financial statements and as explained here.

1.
We show adjustments to copper revenues for prior period open sales as separate line items. Because such copper pricing adjustments do not result from current period sales, we have reflected these separately from revenues on current period sales.

2.
Noncash and nonrecurring costs, which consist of items such as stock-based compensation costs starting January 1, 2006, write-offs of equipment or unusual charges, have not been material. They are removed from site production and delivery costs in the calculation of unit net cash costs.

3.
Gold and silver revenues, excluding any impacts from redemption of our gold-and silver-denominated preferred stocks, are reflected as credits against site production and delivery costs in the by-product method.

Three Months Ended March 31, 2006
	By-Product		Co-Product Method
(In Thousands)	Method		Copper		Gold		Silver		Total
Revenues, after adjustments shown below	$543,138		$543,138		$282,799		$7,757		$833,694

Site production and delivery, before net noncash
and nonrecurring costs shown below	275,008		179,163		93,286		2,559		275,008
Gold and silver credits	(290,556)		-		-		-		-
Treatment charges	83,642	[a]	54,491	[b]	28,373	[b]	778	[b]	83,642
Royalty on metals	19,935		12,988		6,762		185		19,935
Unit net cash costs	88,029		246,642		128,421		3,522		378,585
Depreciation and amortization	33,773		22,003		11,456		314		33,773
Noncash and nonrecurring costs, net	11,669		7,602		3,958		109		11,669
Total unit costs	133,471		276,247		143,835		3,945		424,027
Revenue adjustments, primarily for pricing on
prior period open sales and gold hedging	66,666		135,628		(68,962)		-		66,666
PT Smelting intercompany profit recognized	20,828		13,569		7,065		194		20,828
Gross profit	$497,161		$416,088		$77,067		$4,006		$497,161

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$833,694	$275,008	$33,773
Net noncash and nonrecurring costs per above	N/A	11,669	N/A
Less: Treatment charges per above	(83,642)	N/A	N/A
Royalty per above	(19,935)	N/A	N/A
Revenue adjustments, primarily for pricing on
prior period open sales and hedging per above	66,666	N/A	N/A
Mining and exploration segment	796,783	286,677	33,773
Smelting and refining segment	516,104	491,437	7,406
Eliminations and other	(226,765)	(300,199)	2,071
As reported in FCX’s consolidated financial
statements	$1,086,122	$477,915	$43,250

Three Months Ended March 31, 2005
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold		Silver		Total
Revenues, after adjustments shown below	$500,413	$500,413	$250,998		$9,100		$760,511

Site production and delivery, before net noncash
and nonrecurring costs shown below	193,354 [c]	127,226 [d]	63,814	[d]	2,314	[d]	193,354
Gold and silver credits	(260,098)	-	-		-		-
Treatment charges	71,486	47,037	23,594		855		71,486
Royalty on metals	18,778	12,356	6,197		225		18,778
Unit net cash costs	23,520	186,619	93,605		3,394		283,618
Depreciation and amortization	46,925	30,877	15,487		561		46,925
Noncash and nonrecurring costs, net	524	345	173		6		524
Total unit costs	70,969	217,841	109,265		3,961		331,067
Revenue adjustments, primarily for pricing on
prior period open sales	17,151	17,151	-		-		17,151
PT Smelting intercompany profit elimination	(2,576)	(1,695)	(850)		(31)		(2,576)
Gross profit	$444,019	$298,028	$140,883		$5,108		$444,019

a.
Includes $10.1 million or 4.5 cents per pound for adjustments to December 31, 2005 concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices since December 31, 2005.

b.
Includes $6.6 million or 2.9 cents per pound for copper, $3.4 million or $7.25 per ounce for gold and $0.1 million or $0.13 per ounce for silver for adjustments to December 31, 2005 concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices since December 31, 2005.

c.
Net of deferred mining costs totaling $32.2 million or 9.8 cents per pound. Following adoption of EITF 04-6 on January 1, 2006 (see Note 3 and New Accounting Standards), stripping costs are no longer deferred.

d.	Net of deferred mining costs totaling $21.2 million or 6.5 cents per pound for copper, $10.6 million or $17.86 per ounce for gold and $0.4 million or $0.30 per ounce for silver (see Note c above).

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$760,511	$193,354	$46,925
Net noncash and nonrecurring costs per above	N/A	524	N/A
Less: Treatment charges per above	(71,486)	N/A	N/A
Royalty per above	(18,778)	N/A	N/A
Revenue adjustments, primarily for pricing on
prior period open sales per above	17,151	N/A	N/A
Mining and exploration segment	687,398	193,878	46,925
Smelting and refining segment	272,116	263,577	7,089
Eliminations and other	(156,449)	(92,449)	2,912
As reported in FCX’s consolidated financial
statements	$803,065	$365,006	$56,926

CATHODE CASH UNIT COST

Cathode cash unit cost per pound of copper is a measure intended to provide investors with information about the costs incurred to produce cathodes at our smelting operations in Spain and Indonesia. We use this measure for the same purpose and for monitoring operating performance at our smelting operations. This information differs from measures of performance determined in accordance with generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance determined in accordance with generally accepted accounting principles. Other smelting companies present this measure, although Atlantic Copper’s and PT Smelting’s measures may not be comparable to similarly titled measures reported by other companies.

Atlantic Copper Cathode Cash Unit Cost Per Pound Of Copper
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

	Three Months Ended March 31,
	2006	2005
Smelting and refining segment production costs reported in FCX’s
consolidated financial statements	$491,437	$263,577
Less:
Raw material purchase costs	(325,940)	(197,271)
Production costs of anodes sold	(4,273)	(3,435)
Other	1,169	(1,160)
Credits:
Gold and silver revenues	(130,044)	(31,948)
Acid and other by-product revenues	(6,659)	(7,300)
Production costs used in calculating cathode cash unit cost per pound	$25,690	$22,463

Pounds of cathode produced	129,400	131,700

Cathode cash unit cost per pound	$0.20	$0.17

PT Smelting Cathode Cash Unit Cost Per Pound of Copper
The calculation below presents PT Smelting’s reported operating costs and subtracts or adds components of those costs that do not directly relate to the process of converting copper concentrates to cathodes. PT Smelting’s operating costs are then reconciled to PT Freeport Indonesia’s equity in PT Smelting earnings reported in FCX’s consolidated financial statements (in thousands, except per pound amounts):

	Three Months Ended March 31,
	2006	2005
Operating costs - PT Smelting (100%)	$23,966	$18,451
Add: Gold and silver refining charges	1,466	956
Less: Acid and other by-product revenues	(3,737)	(3,860)
Other	(429)	(502)
Production costs used in calculating cathode cash unit cost per pound	$21,266	$15,045

Pounds of cathode produced	142,400	143,500

Cathode cash unit cost per pound	$0.15	$0.10

Reconciliation to Amounts Reported
Operating costs per above	$(23,966)	$(18,451)
Other costs	(472,038)	(278,151)
Revenue and other income	510,478	307,226
PT Smelting net income	14,474	10,624

PT Freeport Indonesia’s 25% equity interest	3,619	2,656
Amortization of excess investment cost	(60)	(60)
Equity in PT Smelting earnings reported in FCX’s consolidated
financial statements	$3,559	$2,596

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our expectations regarding future performance. Forward-looking statements are all statements other than historical facts, such as those regarding anticipated sales volumes, ore grades, commodity prices, general and administrative expenses, unit net cash costs, operating cash flows, royalty costs, capital expenditures, debt repayments and refinancing, debt maturities, treatment charge rates, depreciation rates, exploration efforts and results, dividend payments, liquidity and other financial commitments. We caution you that these statements are not guarantees of future performance, and our actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include unanticipated mining, milling and other processing problems, accidents that lead to personal injury or property damage, persistent commodity price reductions, changes in political, social or economic circumstances in our area of operations, variances in ore grades, labor relations, adverse weather conditions, the speculative nature of mineral exploration, fluctuations in interest rates and other adverse financial market conditions, and other factors described in more detail under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no significant changes in our market risks since the year ended December 31, 2005. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

As reported in January 2006, we are responding to requests from governmental authorities in the United States and Indonesia for information about PT Freeport Indonesia primarily relating to PT Freeport Indonesia’s support of Indonesian security institutions. As described in our Form 10-K for the year ended December 31, 2005, we provide support to assist security institutions deployed and directed by the Government of Indonesia with infrastructure, logistics and the hardship elements of posting in Papua and our practices adhere to the joint U.S. State Department-British Foreign Office Voluntary Principles on Security and Human Rights. We are cooperating with these requests. We are also responding to various requests from Indonesian authorities related to our operations.

Item 1A. Risk Factors.
There have been no material changes to our risk factors since the year ended December 31, 2005. For more information, please read Item 1A included in our Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) In April 2006, we privately negotiated transactions with holders to induce conversion of $5.0 million of our $575 million 7% Convertible Senior Notes due 2011 into 0.2 million shares of our common stock. This transaction is in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933.

(c) In October 2003, our Board of Directors approved a new open market share purchase program for up to 20 million shares, which replaced our previous program. The program does not have an expiration date. No shares were purchased during the three-month period ended March 31, 2006, and 14.2 million shares remain available for purchase.

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

Date: May 9, 2006

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

Executive Compensation Plans and Arrangements (Exhibits 10.8 through 10.59)

10.8
Annual Incentive Plan of FCX as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1998 (the FCX 1998 Form 10-K).

10.9	FCX Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.13 to the FCX 1998 Form 10-K.

10.10	FCX President’s Award Program. Incorporated by reference to Exhibit 10.7 to the FCX November 5, 2001 Form S-3.

10.11	FCX 1995 Stock Option Plan, as amended and restated. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of FCX dated May 2, 2006 (the FCX May 2, 2006 Form 8-K).

10.12	FCX Amended and Restated 1999 Stock Incentive Plan, as amended and restated. Incorporated by reference to Exhibit 10.2 to the FCX May 2, 2006 Form 8-K.

10.13	Form of Notice of Grant of Nonqualified Stock Options under the 1999 Stock Incentive Plan. Incorporated by reference to Exhibit 10.14 to the FCX 2005 Second Quarter Form 10-Q.

10.14	Form of Restricted Stock Unit Agreement under the 1999 Stock Incentive Plan. Incorporated by reference to Exhibit 10.15 to the FCX 2005 Second Quarter Form 10-Q.

10.15	Form of Performance-Based Restricted Stock Unit Agreement under the 1999 Stock Incentive Plan. Incorporated by reference to Exhibit 10.16 to the FCX 2005 Second Quarter Form 10-Q.

10.16	FCX 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.19 to the Annual Report of FCX on Form 10-K for the year ended December 31, 1999 (the FCX 1999 Form 10-K).

10.17
FCX Stock Appreciation Rights Plan dated May 2, 2000. Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2001 (the FCX 2001 Second Quarter Form 10-Q).

10.18	FCX 2003 Stock Incentive Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 to the FCX May 2, 2006 Form 8-K.

10.19	Form of Notice of Grant of Nonqualified Stock Options under the 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.20 to the FCX 2005 Second Quarter Form 10-Q.

10.20	Form of Restricted Stock Unit Agreement under the 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.21 to the FCX 2005 Second Quarter Form 10-Q.

10.21	Form of Performance-Based Restricted Stock Unit Agreement under the 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.22 to the FCX 2005 Second Quarter Form 10-Q.

10.22	FCX 1995 Stock Option Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.23 to the FCX 2005 Second Quarter Form 10-Q.

10.23	FCX 2004 Director Compensation Plan. Incorporated by reference to Exhibit 10.24 to the FCX 2005 Second Quarter Form 10-Q.

10.24
Form of Amendment No. 1 to Notice of Grant of Nonqualified Stock Options and Stock Appreciation Rights under the 2004 Director Compensation Plan. Incorporated by reference to Exhibit 10.4 to the FCX May 2, 2006 Form 8-K.

10.25	FCX 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.6 to the FCX May 2, 2006 Form 8-K.

10.26	Form of Notice of Grant of Nonqualified Stock Options under the 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to the FCX May 2, 2006 Form 8-K.

10.27	Form of Restricted Stock Unit Agreement under the 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.8 to the FCX May 2, 2006 Form 8-K.

10.28	Form of Performance-Based Restricted Stock Unit Agreement under the 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.9 to the FCX May 2, 2006 Form 8-K.

10.29	FCX Director Compensation. Incorporated by reference to Exhibit 10.25 to the FCX 2004 Form 10-K.

10.30	FCX Supplemental Executive Retirement Plan dated February 26, 2004. Incorporated by reference to Exhibit 10.26 to the FCX 2004 Form 10-K.

10.31	Amendment No. 1 to FCX Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FCX dated May 3, 2005.

10.32	FCX 2005 Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FCX dated May 5, 2005.

10.33	FCX Executive Services Program. Incorporated by reference to Exhibit 10.5 to the FCX May 2, 2006 Form 8-K.

10.34	FM Services Company Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.19 to the FCX 1998 Form 10-K.

10.35	Amended FM Services Company Financial Counseling and Tax Return Preparation and Certification Program. Incorporated by reference to Exhibit 10.20 to the FCX 2003 First Quarter Form 10-Q.

10.36
Consulting Agreement dated as of December 22, 1988, with Kissinger Associates, Inc. (Kissinger Associates). Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1997 (the FCX 1997 Form 10-K).

10.37	Letter Agreement dated May 1, 1989, with Kent Associates, Inc. (Kent Associates, predecessor in interest to Kissinger Associates). Incorporated by reference to Exhibit 10.22 to the FCX 1997 Form 10-K.

10.38
Letter Agreement dated January 27, 1997, among Kissinger Associates, Kent Associates, FCX, Freeport-McMoRan Inc., and FMS. Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2001 (the FCX 2001 Form 10-K).

10.39
Supplemental Consulting Agreement with Kissinger Associates and Kent Associates, effective as of January 1, 2006. Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2005 (the FCX 2005 Form 10-K).

10.40
Agreement for Consulting Services between FTX and B. M. Rankin, Jr. effective as of January 1, 1990 (assigned to FMS as of January 1, 1996). Incorporated by reference to Exhibit 10.24 to the FCX 1997 Form 10-K.

10.41	Supplemental Agreement between FMS and B. M. Rankin, Jr. dated December 15, 1997. Incorporated by reference to Exhibit 10.25 to the FCX 1997 Form 10-K.

10.42	Supplemental Letter Agreement between FMS and B. M. Rankin, Jr., effective as of January 1, 2006. Incorporated by reference to Exhibit 10.38 to the FCX 2005 Form 10-K.

10.43	Letter Agreement effective as of January 7, 1997, between Senator J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.31 to the FCX 2001 Form 10-K.

10.44
Supplemental Letter Agreement dated July 14, 2003, between J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2003.

10.45	Supplemental Letter Agreement between FMS and J. Bennett Johnston, Jr., dated January 18, 2005. Incorporated by reference to Exhibit 10.40 to the FCX 2004 Form 10-K.

10.46	Supplemental Consulting Agreement between FMS and J. Bennett Johnston, Jr., effective as of January 1, 2006. Incorporated by reference to Exhibit 10.42 to the FCX 2005 Form 10-K.

10.47	Letter Agreement dated November 1, 1999, between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.33 to the FCX 1999 Form 10-K.

10.48	Supplemental Letter Agreement, between FMS and Gabrielle K. McDonald, effective as of January 1, 2006. Incorporated by reference to Exhibit 10.44 to the FCX 2005 Form 10-K.

10.49	Executive Employment Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.35 to the FCX 2001 Second Quarter Form 10-Q.

10.50	Executive Employment Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.36 to the FCX 2001 Second Quarter Form 10-Q.

10.51	Change of Control Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.37 to the FCX 2001 Second Quarter Form 10-Q.

10.52	Change of Control Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.38 to the FCX 2001 Second Quarter Form 10-Q.

10.53	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.36 to the FCX 2003 Form 10-K.

10.54	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.37 to the FCX 2003 Form 10-K.

10.55	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.38 to the FCX 2003 Form 10-K.

10.56	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.39 to the FCX 2003 Form 10-K.

10.57	Change of Control Agreement dated February 3, 2004, between FCX and Michael J. Arnold. Incorporated by reference to Exhibit 10.40 to the FCX 2003 Form 10-K.

10.58	Change of Control Agreement dated February 3, 2004, between FCX and Mark J. Johnson. Incorporated by reference to Exhibit 10.41 to the FCX 2003 Form 10-K.

10.59	Change of Control Agreement dated February 3, 2004, between FCX and Kathleen L. Quirk. Incorporated by reference to Exhibit 10.42 to the FCX 2003 Form 10-K.

15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d - 14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d - 14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.