Form 10-Q
period 2006-06-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2006-08-03
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ÿ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer ☑ Accelerated filer ÿ Non-accelerated filer ÿ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ÿ Yes ☑ No

On June 30, 2006, there were issued and outstanding 187,159,910 shares of the registrant’s Class B Common Stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

FREEPORT-McMoRan COPPER & GOLD INC.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2006	2005
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$357,751	$763,599
Accounts receivable	685,275	687,969
Inventories	790,942	565,019
Prepaid expenses and other	18,534	5,795
Total current assets	1,852,502	2,022,382
Property, plant, equipment and development costs, net	3,104,806	3,088,931
Deferred mining costs	-	285,355
Other assets	111,661	119,999
Investment in PT Smelting	40,570	33,539
Total assets	$5,109,539	$5,550,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$581,022	$573,560
Accrued income taxes	94,563	327,041
Current portion of long-term debt and short-term borrowings	89,683	253,350
Unearned customer receipts	56,900	57,184
Accrued interest payable	29,828	32,034
Rio Tinto share of joint venture cash flows	26,251	125,809
Total current liabilities	878,247	1,368,978
Long-term debt, less current portion:
Senior notes	612,900	624,365
Convertible senior notes	307,663	323,667
Equipment and other loans	47,764	54,529
Atlantic Copper debt	13,841	37
Total long-term debt, less current portion	982,168	1,002,598
Accrued postretirement benefits and other liabilities	236,710	210,259
Deferred income taxes	852,209	902,386
Minority interests	218,849	222,991
Stockholders' equity:
Convertible perpetual preferred stock	1,100,000	1,100,000
Class B common stock	30,011	29,696
Capital in excess of par value of common stock	2,357,782	2,212,246
Retained earnings	1,202,295	1,086,191
Accumulated other comprehensive income	199	10,749
Common stock held in treasury	(2,748,931)	(2,595,888)
Total stockholders’ equity	1,941,356	1,842,994
Total liabilities and stockholders’ equity	$5,109,539	$5,550,206

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Amounts)
Revenues	$1,426,202	$902,909	$2,512,324	$1,705,974
Cost of sales:
Production and delivery	605,607	390,586	1,083,522	755,592
Depreciation and amortization	43,355	54,159	86,605	111,085
Total cost of sales	648,962	444,745	1,170,127	866,677
Exploration expenses	2,778	2,342	5,354	4,262
General and administrative expenses	35,135	25,379	65,766	46,993
Total costs and expenses	686,875	472,466	1,241,247	917,932
Operating income	739,327	430,443	1,271,077	788,042
Equity in PT Smelting earnings	2,006	2,562	5,565	5,158
Interest expense, net	(21,024)	(35,292)	(43,695)	(72,840)
(Losses) gains on early extinguishment and
conversion of debt	(267)	-	(2,240)	37
Other income, net	14,616	8,143	19,574	16,095
Income before income taxes and minority
interests	734,658	405,856	1,250,281	736,492
Provision for income taxes	(310,244)	(188,684)	(531,966)	(352,712)
Minority interests in net income of
consolidated subsidiaries	(42,034)	(26,800)	(69,160)	(47,888)
Net income	382,380	190,372	649,155	335,892
Preferred dividends	(15,125)	(15,125)	(30,250)	(30,250)
Net income applicable to common stock	$367,255	$175,247	$618,905	$305,642

Net income per share of common stock:
Basic	$1.95	$0.98	$3.29	$1.71
Diluted	$1.74	$0.91	$2.97	$1.62

Average common shares outstanding:
Basic	188,506	178,324	188,211	178,822
Diluted	222,111	219,990	221,794	220,516

Dividends paid per share of common stock	$1.0625	$0.25	$1.875	$1.00

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In Thousands)
Cash flow from operating activities:
Net income	$649,155	$335,892
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	86,605	111,085
Minority interests' share of net income	69,160	47,888
Deferred income taxes	63,295	5,327
Stock-based compensation	24,824	1,826
Long-term compensation and postretirement benefits	10,590	9,802
Losses (gains) on early extinguishment and conversion of debt	2,240	(37)
Equity in PT Smelting earnings	(5,565)	(5,158)
Increase in deferred mining costs	-	(52,810)
(Recognition) elimination of profit on PT Freeport Indonesia
sales to PT Smelting	(12,979)	25
Provision for inventory obsolescence	3,000	3,000
Other	4,806	1,067
(Increases) decreases in working capital:
Accounts receivable	(1,790)	123,278
Inventories	(218,373)	25,155
Prepaid expenses and other	(2,845)	(2,406)
Accounts payable and accrued liabilities	29,655	(8,100)
Rio Tinto share of joint venture cash flows	(99,558)	(334)
Accrued income taxes	(226,292)	25,011
(Increase) decrease in working capital	(519,203)	162,604
Net cash provided by operating activities	375,928	620,511

Cash flow from investing activities:
PT Freeport Indonesia capital expenditures	(104,163)	(53,428)
Atlantic Copper and other capital expenditures	(6,182)	(5,863)
Sale of assets	2,887	-
Investment in PT Smelting and other	(1,152)	131
Proceeds from insurance settlement	-	2,016
Net cash used in investing activities	(108,610)	(57,144)

Cash flow from financing activities:
Proceeds from debt	53,135	65,647
Repayments of debt	(223,303)	(235,249)
Redemption of step-up preferred stock	-	(215)
Purchases of FCX common shares	(99,783)	(80,227)
Cash dividends paid:
Common stock	(352,493)	(179,658)
Preferred stock	(30,250)	(30,251)
Minority interests	(56,802)	(71,425)
Net proceeds from exercised stock options	13,830	2,016
Excess tax benefit from exercised stock options	22,522	-
Other	(22)	(21)
Net cash used in financing activities	(673,166)	(529,383)
Net (decrease) increase in cash and cash equivalents	(405,848)	33,984
Cash and cash equivalents at beginning of year	763,599	551,450
Cash and cash equivalents at end of period	$357,751	$585,434

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with Freeport-McMoRan Copper & Gold Inc.’s (FCX) consolidated financial statements and notes contained in its 2005 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the six-month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. All significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the 2006 presentation. Changes in the accounting principles applied during 2006 are discussed below in Notes 2 and 3.

2.	STOCK-BASED COMPENSATION
Accounting for Stock-Based Compensation. As of June 30, 2006, FCX has four stock-based employee compensation plans and two stock-based director compensation plans. Prior to January 1, 2006, FCX accounted for options granted under all of its plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” APB Opinion No. 25 required compensation cost for stock options to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock (i.e., the intrinsic value). Because all the plans require that the option exercise price be at least the market price on the date of grant, FCX recognized no compensation cost on the grant or exercise of its employees’ options through December 31, 2005. Other awards under the plans did result in compensation costs being recognized in earnings based on the intrinsic value on the date of grant for restricted stock units and the intrinsic value on the reporting or exercise date for cash-settled stock appreciation rights (SARs).

Effective January 1, 2006, FCX adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” or “SFAS No. 123R,” using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all stock option awards granted to employees prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, other stock-based awards charged to expense under SFAS No. 123 continue to be charged to expense under SFAS No. 123R. These include restricted stock units and SARs. Results for prior periods have not been restated. FCX has elected to recognize compensation costs for awards that vest over several years on a straight-line basis over the vesting period. FCX’s stock option awards provide for employees to receive an additional year of vesting after an employee retires. For awards granted after January 1, 2006, to retirement-eligible employees, FCX records one year of amortization of the awards’ value on the date of grant. Certain restricted stock units are performance based awards with accelerated vesting upon retirement. Therefore, in accordance with SFAS No. 123R and consistent with prior years’ accounting, FCX recognizes the compensation cost for restricted stock units granted to retirement-eligible employees in the period during which the employee performs the service related to the grant. The services are performed in the calendar year preceding the date of grant. In addition, prior to adoption of SFAS No. 123R, FCX recognized forfeitures as they occurred in its SFAS No. 123 pro forma disclosures. Beginning January 1, 2006, FCX includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of the awards.

As a result of adopting SFAS No. 123R on January 1, 2006, FCX’s income before income taxes and minority interests for the three months ended June 30, 2006, was $6.8 million lower and net income was $4.0 million ($0.02 per basic and diluted share) lower, and FCX’s income before income taxes and minority interests for the six months ended June 30, 2006, was $15.9 million lower and net income was

$9.3 million ($0.05 per basic share and $0.04 per diluted share) lower than if it had continued to account for share-based compensation under APB Opinion No. 25.

Prior to the adoption of SFAS No. 123R, FCX presented all tax benefits resulting from the exercise of stock options as operating cash flows in its Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows generated by tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $22.5 million excess tax benefit classified as a financing cash inflow in the Consolidated Statements of Cash Flows for the six months ended June 30, 2006, would have been classified as an operating cash inflow if FCX had not adopted SFAS No. 123R.

Stock-Based Compensation Plans. As discussed above, FCX currently has six stock-based compensation plans and all are shareholder approved. As of June 30, 2006, only four of the plans, which are discussed below, have awards available for grant.

FCX’s 1999 Stock Incentive Plan (the 1999 Plan) and 2003 Stock Incentive Plan (the 2003 Plan) provide for the issuance of stock options, SARs, restricted stock units and other stock-based awards. Each plan allows FCX to grant awards for up to 8.0 million common shares to eligible participants. In May 2004, FCX’s shareholders approved the 2004 Director Compensation Plan (the 2004 Plan). The 2004 Plan authorizes awards of options and restricted stock units for up to 1.0 million shares and the one-time grant of 66,882 SARs. In May 2006, FCX’s shareholders approved the 2006 Stock Incentive Plan (the 2006 Plan). The 2006 Plan provides for the issuance of stock options, SARs, restricted stock units and other stock-based awards. The 2006 Plan allows FCX to grant awards for up to 12.0 million common shares to eligible participants.

Awards granted under all of the plans generally expire 10 years after the date of grant and vest in 25 percent annual increments beginning one year from the date of grant. The plans provide for employees to receive the following year’s vesting after retirement and provide for accelerated vesting if there is a change in control (as defined in the plans). Awards for 12.0 million shares under the 2006 Plan, 0.5 million shares under the 2004 Plan, 1.1 million shares under the 2003 Plan and 0.1 million shares under the 1999 Plan were available for new grants as of June 30, 2006.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Stock options awarded to employees (including directors)	$6,849	$526 [a]	$15,877	$1,034 [a]
Stock options awarded to nonemployees	372	268	859	587
Restricted stock units in lieu of cash awards	4,351	3,042	6,829	6,063
Restricted stock units awarded to directors	870	57	956	99
Stock appreciation rights	(327)	(430)	952	99
Total stock-based compensation cost[b]	12,115	3,463	25,473	7,882
Tax benefit	(4,038)	(918)	(8,955)	(2,220)
Minority interest share	(595)	(136)	(1,319)	(330)
Impact on net income	$7,482	$2,409	$15,199	$5,332

a.	Represents amortization of the intrinsic value of FCX’s Class A stock options that were converted to Class B stock options in 2002.
b.
Amounts are before Rio Tinto’s share of joint venture reimbursements for employee exercises of in-the-money stock options which reduced general and administrative expenses by $2.6 million in the 2006 quarter, $0.1 million in the 2005 quarter, $7.1 million in the 2006 six-month period and $3.0 million in the 2005 six-month period.

The following table illustrates the effect on net income and earnings per share for the three months ended June 30, 2005 and the six months ended June 30, 2005, if FCX had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards granted under FCX’s stock-based compensation plans (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income applicable to common stock, as reported	$175,247	$305,642
Add: Stock-based employee compensation expense
included in reported net income for stock option
conversions, SARs and restricted stock units,
net of taxes and minority interests	1,898	4,457
Deduct: Total stock-based employee compensation
expense determined under fair value-based method
for all awards, net of taxes and minority interests	(5,339)	(10,754)
Pro forma net income applicable to common stock	$171,806	$299,345

Earnings per share:
Basic - as reported	$0.98	$1.71
Basic - pro forma	$0.96	$1.67

Diluted - as reported	$0.91	$1.62
Diluted - pro forma	$0.89	$1.56

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes-Merton option pricing model and amortized to expense on a straight-line basis over the options’ vesting periods. No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied. The following table summarizes the calculated average fair values and weighted-average assumptions used to determine the fair value of FCX’s stock option grants under SFAS No. 123 during the 2005 periods presented.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Fair value per stock option	$12.90	$13.97
Risk-free interest rate	3.7%	3.9%
Expected volatility rate	45%	46%
Expected life of options (in years)	6	6
Assumed annual dividend	$1.00	$1.00

Options and SARs. A summary of options outstanding as of June 30, 2006, including 145,871 SARs, and changes during the six months ended June 30, 2006 follow:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Option Price	Term (years)	($000)
Balance at January 1	7,355,612	$31.43
Granted	1,116,250	62.96
Exercised	(2,545,133)	26.62
Expired/Forfeited	(61,574)	38.99
Balance at June 30	5,865,155	39.47	8.13	$101,904

Vested and exercisable at June 30	567,860	22.10	7.10	$18,918

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model. The assumptions used to value stock option awards during the six months ended June 30, 2006, are noted in the following table. Expected volatility is based on implied volatilities from traded options on FCX’s stock and historical volatility of FCX’s stock. FCX uses historical data to estimate future option exercises, forfeitures and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected dividend rate is calculated as the annual dividend (excludes supplemental dividends) at the date of grant divided by the average stock price for the one-year period preceding the grant date. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option at the grant date.

Expected volatility	33.3%-42.2%
Weighted average volatility	37.7%
Expected life of options (in years)	4.0
Expected dividend rate	2.9%
Risk-free interest rate	4.4%

The grant-date fair value of options granted during the three months ended March 31, 2006, was $17.93 per option and during the three months ended June 30, 2006, was $15.25 per option. The total intrinsic value of options exercised during the three months ended June 30, 2006, was $32.2 million and during the six months ended June 30, 2006, was $93.8 million. As of June 30, 2006, FCX had $60.9 million of total unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted average period of 1.3 years.

The following table includes amounts related to exercises of stock options and SARs and vesting of restricted stock units during the periods presented (in millions, except shares tendered for taxes):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
FCX shares tendered to pay the exercise price
and/or the minimum required taxes[a]	451,743	-	809,634	524,907
Cash received from stock option exercises	$10.1	$0.5	$35.3	$7.7
Actual tax benefit realized for the tax deductions
from stock option exercises	$10.3	$0.2	$29.9	$6.1
Amounts FCX paid for employee taxes related
to stock option exercises	$7.5	$-	$21.5	$5.7
Amounts FCX paid for exercised SARs	$0.2	$0.1	$2.0	$0.1

a.
Under terms of the related plans, upon exercise of stock options and vesting of restricted stock units, employees may tender FCX shares to FCX to pay the exercise price and/or the minimum required taxes.

Restricted Stock Units. As discussed above, FCX has a restricted stock program that allows FCX senior executives to elect to receive restricted stock units in place of all or part of their annual cash incentive compensation. The annual cash incentive is a function of FCX’s consolidated operating cash flows for the preceding year. These awards of restricted stock units are considered performance-based awards. To compensate for certain restrictions and the risk of forfeiture, the restricted stock units are awarded at a 50 percent premium to the market value on the date of grant. The awards vest ratably over three years and vesting accelerates upon retirement. For retirement-eligible executives, the fair value of the restricted stock units is estimated based on projected operating cash flows for the year and is charged to expense ratably over the year the cash flows are generated.

FCX grants restricted stock units to its directors under the 2004 Plan. The restricted stock units vest over four years and are valued on the date of grant based on the average high and low price of FCX common stock. The fair value of the restricted stock units is amortized over the four-year vesting period or the period until the director becomes retirement-eligible, whichever is shorter. Upon a director’s retirement, all unvested restricted stock units immediately vest. For retirement-eligible directors, the fair value of restricted stock units is recognized on the date of grant.

FCX granted 20,000 restricted stock units in the three months ended June 30, 2006, 20,000 restricted stock units in the three months ended June 30, 2005, 352,677 restricted stock units in the six months ended June 30, 2006 and 143,044 restricted stock units in the six months ended June 30, 2005. A summary of outstanding unvested restricted stock units as of June 30, 2006, and activity during the six months ended June 30, 2006 is presented below:

		Weighted
		Average	Aggregate
	Number of	Remaining	Intrinsic
	Restricted	Contractual	Value
	Stock Units	Term (years)	($000)
Balance at January 1	317,258
Granted	352,677
Vested	(139,350)
Forfeited	-
Balance at June 30	530,585	2.55	$29,400

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

The grant-date fair value of restricted stock units granted during the three months ended June 30, 2006, was $1.1 million. The total intrinsic value of restricted stock units vesting during the three months ended June 30, 2006, was $0.4 million and during the six months ended June 30, 2006, was $8.7 million. As of June 30, 2006, FCX had $1.2 million of total unrecognized compensation cost related to unvested restricted stock units expected to be recognized over a weighted average period of 1.3 years.

3.	DEFERRED MINING COSTS
On January 1, 2006, FCX adopted Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (EITF 04-6), which requires that stripping costs incurred during production be considered costs of the extracted minerals and included as a component of inventory to be recognized in cost of sales in the same period as the revenue from the sale of inventory. Upon adoption of EITF 04-6, FCX recorded its deferred mining costs asset ($285.4 million) at December 31, 2005, net of taxes, minority interest share and inventory effects ($135.9 million), as a cumulative effect adjustment to reduce its retained earnings on January 1, 2006. In addition, stripping costs incurred in 2006 and later periods are now charged to cost of sales as incurred. As a result of adopting EITF 04-6 on January 1, 2006, FCX’s income before income taxes and minority interests for the three months ended

June 30, 2006, was $5.9 million lower and net income was $3.2 million ($0.02 per basic share and $0.01 per diluted share) lower, and FCX’s income before income taxes and minority interests for the six months ended June 30, 2006, was $38.7 million lower and net income was $20.6 million ($0.11 per basic share and $0.09 per diluted share) lower than if it had not adopted EITF 04-6 and continued to defer stripping costs. Adoption of the new guidance has no impact on FCX’s cash flows.

4.	EARNINGS PER SHARE
FCX’s basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year. The following is a reconciliation of net income and weighted-average common shares outstanding for purposes of calculating diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income before preferred dividends	$382,380	$190,372	$649,155	$335,892
Preferred dividends	(15,125)	(15,125)	(30,250)	(30,250)
Net income applicable to common stock	367,255	175,247	618,905	305,642
Plus income impact of assumed conversion of:
5½% Convertible Perpetual Preferred Stock	15,125	15,125	30,250	30,250
7% Convertible Senior Notes	5,070	10,287	10,175	20,609
Diluted net income applicable to common stock	$387,450	$200,659	$659,330	$356,501

Weighted average common shares outstanding	188,506	178,324	188,211	178,822
Add:
Shares issuable upon conversion, exercise or vesting of:
5½% Convertible Perpetual Preferred Stock	22,004	21,152	21,868	21,034
7% Convertible Senior Notes	9,995	18,625	10,077	18,625
Dilutive stock options	881	1,408	966	1,555
Restricted stock	725	481	672	480
Weighted average common shares outstanding for
purposes of calculating diluted net income per share	222,111	219,990	221,794	220,516

Diluted net income per share of common stock	$1.74	$0.91	$2.97	$1.62

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average options	1,006	5,463	842	2,732
Weighted average exercise price	$63.77	$36.98	$63.77	$36.98

5.	INVENTORIES
The components of inventories follow (in thousands):

		June 30,	December 31,
		2006	2005
PT Freeport Indonesia:	Concentrates and stockpiles -
	Average cost	$30,706	$14,723
Atlantic Copper:	Concentrates - First in, first out (FIFO)	245,708	137,740
	Work in process - FIFO	197,892	144,951
	Finished goods - FIFO	4,602	2,975
Total product inventories		478,908	300,389
Total materials and supplies, net		312,034	264,630
Total inventories		$790,942	$565,019

The average cost method was used to determine the cost of essentially all materials and supplies inventory. Materials and supplies inventory is net of obsolescence reserves totaling $17.2 million at June 30, 2006, and $16.6 million at December 31, 2005.

6.	DEBT AND EQUITY TRANSACTIONS
As of June 30, 2006, FCX had total outstanding debt of $1.1 billion. Total debt was reduced by a net $184.1 million during the first six months of 2006, including $167.4 million for the mandatory redemption of FCX’s Gold-Denominated Preferred Stock, Series II in February 2006. The mandatory redemption was based on average gold prices at the time of redemption ($548.92 per ounce) and totaled $236.4 million, resulting in a $69.0 million loss recognized in revenues ($36.6 million to net income or $0.17 per share). Other debt reductions during the first six months of 2006 included:

•	privately negotiated transactions to induce conversion of $16.0 million of 7% Convertible Senior Notes due 2011 into 0.5 million shares of FCX common stock and
•	purchases in open-market transactions of $11.5 million of 10⅛% Senior Notes due 2010 for $12.6 million.

As a result of the induced conversions and open-market transactions, FCX recorded charges of $2.2 million ($1.5 million to net income, net of related reduction of interest expense, or $0.01 per share) in the first six months of 2006. In July 2006, FCX induced conversion of an additional $14.5 million of 7% Convertible Senior Notes due 2011 into 0.5 million shares of FCX common stock.

In July 2006, FCX and PT Freeport Indonesia entered into an amended credit agreement for a $465 million revolving credit facility compared with its previous $195 million facility that was scheduled to mature in September 2006. The new facility, which can be expanded to up to $500 million with additional lender commitments, matures in 2009 and no amounts are outstanding under the facility.

On August 1, 2006, FCX funded the final scheduled annual redemption payment on its Silver-Denominated Preferred Stock for $25.8 million. The mandatory redemption will result in a $12.5 million decrease in debt and a reduction of revenues of $13.3 million, $7.0 million to net income, in the third quarter of 2006.

7.	INTEREST COST
Interest expense excludes capitalized interest of $2.3 million in the second quarter of 2006, $1.0 million in the second quarter of 2005, $4.1 million in the first six months of 2006 and $1.9 million in the first six months of 2005.

8.	EMPLOYEE BENEFITS
The components of net periodic pension benefit cost for the three months ended June 30, 2006 and 2005 follow (in thousands):

	FCX		PT Freeport Indonesia		Atlantic Copper
	2006	2005	2006	2005	2006	2005
Service cost	$(17)	$165	$958	$900	$-	$-
Interest cost	463	596	1,240	940	1,164	1,239
Expected return on plan assets	39	(234)	(617)	(353)	-	-
Amortization of prior service cost	1,051	1,019	238	225	-	-
Amortization of net actuarial loss	14	-	136	178	230	231
Net periodic benefit cost	$1,550	$1,546	$1,955	$1,890	$1,394	$1,470

The components of net periodic pension benefit cost for the six months ended June 30, 2006 and 2005 follow (in thousands):

	FCX		PT Freeport Indonesia		Atlantic Copper
	2006	2005	2006	2005	2006	2005
Service cost	$92	$344	$1,904	$1,831	$-	$-
Interest cost	861	1,114	2,466	1,912	2,278	2,528
Expected return on plan assets	379	(256)	(1,226)	(718)	-	-
Amortization of prior service cost	2,102	1,963	472	457	-	-
Amortization of net actuarial loss	28	-	270	362	451	472
Net periodic benefit cost	$3,462	$3,165	$3,886	$3,844	$2,729	$3,000

9.	BUSINESS SEGMENTS
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

	Mining and Exploration		Smelting and Refining		Eliminations and Other	FCX Total
	(In Thousands)
Three months ended June 30, 2006:
Revenues	$1,035,168	[a]	$593,134		$(202,100)	$1,426,202
Production and delivery	281,308		560,375		(236,076)[b]	605,607
Depreciation and amortization	33,910		7,410		2,035	43,355
Exploration expenses	2,709		-		69	2,778
General and administrative expenses	55,689	[c]	3,529		(24,083)[c]	35,135
Operating income	$661,552		$21,820		$55,955	$739,327
Equity in PT Smelting earnings	$-		$2,006		$-	$2,006
Interest expense, net	$1,608		$4,824		$14,592	$21,024
Provision for income taxes	$237,001		$-		$73,243	$310,244
Capital expenditures	$56,392		$2,669		$(838)	$58,223
Total assets	$3,890,148	[d]	$1,035,415	[e]	$183,976	$5,109,539

	Mining and Exploration		Smelting and Refining	Eliminations and Other	FCX Total
	(In Thousands)
Three months ended June 30, 2005:
Revenues	$678,386	[a]	$331,897	$(107,374)	$902,909
Production and delivery	223,355		321,909	(154,678)[b]	390,586
Depreciation and amortization	44,217		7,141	2,801	54,159
Exploration expenses	2,272		-	70	2,342
General and administrative expenses	18,425	[c]	2,901	4,053 [c]	25,379
Operating income (loss)	$390,117		$(54)	$40,380	$430,443
Equity in PT Smelting earnings	$-		$2,562	$-	$2,562
Interest expense, net	$5,897		$4,387	$25,008	$35,292
Provision for income taxes	$138,007		$-	$50,677	$188,684
Capital expenditures	$29,939		$3,139	$(33)	$33,045
Total assets	$3,870,969	[d]	$717,707 [e]	$369,588	$4,958,264

Six months ended June 30, 2006:
Revenues	$1,831,951	[a]	$1,109,238	$(428,865)	$2,512,324
Production and delivery	567,985		1,051,812	(536,275)[b]	1,083,522
Depreciation and amortization	67,683		14,816	4,106	86,605
Exploration expenses	5,246		-	108	5,354
General and administrative expenses	137,995	[c]	7,304	(79,533)[c]	65,766
Operating income	$1,053,042		$35,306	$182,729	$1,271,077
Equity in PT Smelting earnings	$-		$5,565	$-	$5,565
Interest expense, net	$4,881		$10,271	$28,543	$43,695
Provision for income taxes	$381,692		$-	$150,274	$531,966
Capital expenditures	$105,332		$6,182	$(1,169)	$110,345

Six months ended June 30, 2005:
Revenues	$1,365,784	[a]	$604,013	$(263,823)	$1,705,974
Production and delivery	417,233		585,486	(247,127)	755,592
Depreciation and amortization	91,142		14,230	5,713	111,085
Exploration expenses	4,164		-	98	4,262
General and administrative expenses	51,607	[c]	5,905	(10,519)[c]	46,993
Operating income (loss)	$801,638		$(1,608)	$(11,988)	$788,042
Equity in PT Smelting earnings	$-		$5,158	$-	$5,158
Interest expense, net	$11,624		$8,192	$53,024	$72,840
Provision for income taxes	$283,326		$-	$69,386	$352,712
Capital expenditures	$53,508		$5,863	$(80)	$59,291

a.
Includes PT Freeport Indonesia’s sales to PT Smelting totaling $325.4 million in the 2006 quarter, $194.9 million in the 2005 quarter, $607.9 million in the 2006 six-month period and $429.0 million in the 2005 six-month period.

b.
Includes deferral (recognition) of intercompany profits on 25 percent of PT Freeport Indonesia’s sales to PT Smelting, for which the final sale to third parties has not occurred, totaling $7.8 million in the 2006 quarter, $(2.6) million in the 2005 quarter and $(13.0) million in the 2006 six-month period.

c.
Includes charges to the mining and exploration segment for the in-the-money value of FCX stock option exercises which are eliminated in consolidation totaling $29.4 million in the 2006 quarter, $0.7 million in the 2005 quarter, $85.5 million in the 2006 six-month period and $17.4 million in the 2005 six-month period.

d.	Includes PT Freeport Indonesia’s trade receivables with PT Smelting totaling $257.6 million at June 30, 2006, and $71.9 million at June 30, 2005.
e.	Includes PT Freeport Indonesia’s equity investment in PT Smelting totaling $40.6 million at June 30, 2006, and $52.9 million at June 30, 2005.

10.	COMPREHENSIVE INCOME
A summary of FCX’s comprehensive income is shown below (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$382,380	$190,372	$649,155	$335,892
Other comprehensive income (loss):
Change in unrealized derivatives’ fair value, net of taxes
of $1.4 million for the three months ended June 30,
2006, $0.8 million for the three months ended June 30,
2005, $(0.1) million for the six months ended June 30,
2006 and $1.0 million for the six months ended June 30,
2005	(12,846)[a]	(1,047)	(10,805)	(1,345)
Reclass to earnings, net of taxes of $0.5 million
for the three months ended June 30, 2006, $1.0 million
for the six months ended June 30, 2006 and $0.1 million
for the 2005 periods	1,055	(192)	340	(95)
Total comprehensive income	$370,589	$189,133	$638,690	$334,452

a.
Relates to unrealized losses on PT Smelting’s hedging contracts to fix a portion of its revenues through 2007. At June 30, 2006, FCX had $10.9 million in accumulated other comprehensive income related to these contracts.

11.	RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first six months of 2006 was 26.5 to 1 compared with 10.7 to 1 for the 2005 period. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. and its subsidiaries as of June 30, 2006 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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
August 1, 2006

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In management’s discussion and analysis, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries. References to “aggregate” amounts mean the total of our share and Rio Tinto plc’s share as our joint venture partner. You should read this discussion in conjunction with our financial statements, the related discussion and analysis of financial condition and results of operations and the discussion of our “Business and Properties” in our Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission. The results of operations reported and summarized below are not necessarily indicative of future operating results. References to “Notes” are Notes included in our “Notes to Consolidated Financial Statements.” Per share amounts are on a diluted basis unless otherwise noted.

Through our majority-owned subsidiary, PT Freeport Indonesia, we have one of the world’s largest copper and gold mining and production operations in terms of reserves and production. Our principal asset is a majority ownership interest in the Grasberg minerals district, which, based on the latest available data, contains the largest single copper reserve and the largest single gold reserve of any mine in the world.

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

Outlook
PT Freeport Indonesia’s share of annual sales in 2006 is currently projected to approximate 1.2 billion pounds of copper and 1.7 million ounces of gold, compared with previous estimates of 1.3 billion pounds and 1.7 million ounces. The reduction in estimated copper sales primarily reflects operational issues experienced in the second quarter and the impact of mine plan revisions to incorporate geotechnical data. Efforts are under way to improve productivity of mining activities, which would increase mining rates and advance timing of metal production. At the Grasberg open-pit mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production, resulting in varying quarterly and annual copper and gold sales. During 2006, approximately 63 percent of copper and 55 percent of gold sales are expected in the second half of the year, including 280.0 million pounds of copper and 320,000 ounces of gold in the third quarter and 475.0 million pounds of copper and 610,000 ounces of gold in the fourth quarter of 2006. The achievement of PT Freeport Indonesia’s sales estimates will be dependent, among other factors, on the achievement of targeted mining rates, the successful operation of PT Freeport Indonesia’s production facilities and the impact of weather conditions at the end of fiscal periods on concentrate loading activities.

Our mine plans are based on latest available data and studies, which take into account factors such as mining and milling rates, ore grades and recoveries, economic conditions and geologic/geotechnical considerations. We update these plans to incorporate new data and conditions, with the objective of operating safely, managing risks and maximizing economic values. While ongoing analyses may alter current expectations, we have revised in July 2006 our five-year mine plan as follows:

	PT Freeport Indonesia’s Share of Sales
	Previous Estimate		Current Estimate
Year	Copper	Gold	Copper	Gold
	(Billion Lbs.)	(Million Ozs.)	(Billion Lbs.)	(Million Ozs.)
2006	1.3	1.7	1.2	1.7
2007	1.2	2.0	1.1	1.8
2008	1.5	2.4	1.4	1.9
2009	1.2	1.6	1.2	1.8
2010	1.3	1.9	1.3	2.1
Total	6.5	9.6	6.2	9.3

5-Year Average	1.3	1.9	1.24	1.9

Percent Change			(4.6)%	(3.1)%

These revisions include updated estimates for 2006 and design changes to incorporate recent geotechnical data, resulting in deferral of production of certain high-grade ore from 2007 and 2008 into future periods. The revised mine plans also incorporate an anticipated expansion of the Deep Ore Zone (DOZ) underground mine to 80,000 metric tons of ore per day. The preliminary economics of this project appear highly attractive. The mine plan changes affect the timing of metal production and do not impact ultimate recoverable reserves. PT Freeport Indonesia’s initiatives to improve productivity and mining rates are an important factor in the ability to meet or potentially to exceed these plans.

We are also continuing to analyze our longer range mine plans to assess the optimal design of the Grasberg open pit, which may affect the timing of our development of the Grasberg underground block cave ore body. Our previous plan included the transition from the Grasberg open pit to the Grasberg underground block cave ore body in 2015. We expect to complete the current studies on longer range plans by year-end 2006.

Sales volumes may vary from these estimates depending on the areas being mined within the Grasberg open pit. Quarterly variations in sales volumes are expected to be significant. Based on current estimated sales volumes for the remainder of 2006 and copper prices of approximately $3.00 per pound and gold prices of approximately $600 per ounce, we expect to generate operating cash flows approximating $1.6 billion in 2006, with over $1.2 billion in the second half of the year. The impact on our projected 2006 cash flows for each $0.10 per pound change in copper prices in the balance of the year would approximate $38 million, including the effects of price changes on related royalty costs, and for each $25 per ounce change in gold prices in the balance of the year would approximate $12 million.

Copper and Gold Markets
As shown in the graphs below, world metal prices for copper have fluctuated during the period from 1992 through July 2006 with the London Metal Exchange (LME) spot copper price varying from a low of approximately $0.60 per pound in 2001 to a record high of approximately $3.99 per pound on May 12, 2006, and world gold prices have fluctuated during the period from 1998 through July 2006 from a low of approximately $250 per ounce in 1999 to a high of approximately $726 per ounce on May 12, 2006. Current copper and gold prices reflect significantly higher levels of direct investment by commodity investors. This high level of activity can be expected to result in higher levels of volatility in copper and gold prices and in the share prices of FCX and other commodity producers. Copper and gold prices are affected by numerous factors beyond our control as described further in our Form 10-K for the year ended December 31, 2005.

* Excludes Shanghai stocks, producer, consumer and merchant stocks.

The graph above presents LME spot copper prices and reported stocks of copper at the LME and New York Commodity Exchange (COMEX) through July 31, 2006. Since 2003 and through 2005, global demand has exceeded supply, evidenced by the decline in warehouse inventories. LME and COMEX inventories have risen from the 2005 lows in recent months but combined stocks of approximately 100,000 metric tons at June 30, 2006 represent less than two days of global consumption. Copper prices averaged $3.29 per pound in the second quarter of 2006, with prices ranging from $2.52 per pound to a record high of $3.99 per pound. Copper prices have remained strong in July 2006 and the LME spot price closed at $3.56 per pound on July 31, 2006. Disruptions associated with strikes, unrest and other operational issues have resulted in a continuation of low levels of inventory. Future copper prices are expected to continue to be influenced by demand from China, economic performance in the United States (U.S.) and other industrialized countries, the timing of the development of new supplies of copper, production levels of mines and copper smelters and the level of direct participation by investors. We consider the current underlying supply and demand conditions in the global copper markets to be positive for our company.

The environment for gold continues to be positive with gold prices recently reaching new 25-year highs above $700 per ounce before declining to $600 per ounce. Gold prices continue to be supported by increased investment demand for gold, ongoing geopolitical tensions, a weak U.S. dollar, inflationary pressures, falling production from older mines, limited development of new mines and actions by gold producers to reduce hedge positions. Gold prices averaged $628 per ounce in the second quarter of 2006, with prices ranging from $567 per ounce to $726 per ounce. The London gold price closed at $633 per ounce on July 31, 2006.

CONSOLIDATED RESULTS

Summary comparative results for the second-quarter and six-month periods follow (in millions, except per share amounts):

	Second Quarter		Six Months
	2006	2005	2006	2005
Revenues	$1,426.2	$902.9	$2,512.3	$1,706.0
Operating income	739.3	430.4	1,271.1	788.0
Net income applicable to common stock	367.3	175.2	618.9	305.6
Diluted net income per share of common stock	1.74	0.91	2.97	1.62

Consolidated revenues include PT Freeport Indonesia’s sale of copper concentrates, which also contain significant quantities of gold and silver, and the sale by Atlantic Copper of copper anodes, copper cathodes, and gold in anodes and slimes. Consolidated revenues for the second quarter of 2006 and the first six months of 2006 were higher than consolidated revenues for the 2005 periods, reflecting substantially higher copper and gold prices than the 2005 periods, partly offset by lower PT Freeport Indonesia sales volumes. PT Freeport Indonesia mined lower grade ore and reported lower production and sales in the second quarter of 2006 and the first six months of 2006, compared with the 2005 periods.

At June 30, 2006, we had consolidated embedded derivatives on copper sales totaling 185.1 million pounds recorded at an average price of $3.34 per pound. Final prices on these sales will be established over the next several months pursuant to terms of sales contracts. We estimate that a five-cent change in the average price used for these embedded derivatives and realized prices for these sales would have an approximate $9 million impact on our 2006 consolidated revenues and an approximate $5 million impact on our 2006 consolidated net income.

Second-quarter 2006 consolidated revenues included net additions of $146.6 million ($77.7 million to net income or $0.35 per share) primarily for final pricing of concentrates sold in prior quarters, compared with $12.6 million ($6.7 million to net income or $0.03 per share) to second-quarter 2005 revenues. Six-month 2006 consolidated revenues included net additions of $137.9 million ($73.1 million to net income or $0.33 per share) compared with $8.7 million ($4.6 million to net income or $0.02 per share) for the six-month 2005 period, primarily for final pricing of concentrates sold in prior years.

Consolidated revenues and net income vary significantly with fluctuations in the market prices of copper and gold, sales volumes and other factors. Based on PT Freeport Indonesia’s projected share of copper sales for the remainder of 2006 (755.0 million pounds) and assuming an average price of $3.00 per pound of copper, each $0.10 per pound change in the average price realized in the balance of the year would have an approximate $76 million impact on our annual revenues and an approximate $38 million impact on our annual net income. A $25 per ounce change in the average price realized in the balance of the year on PT Freeport Indonesia’s projected share of gold sales for the remainder of 2006 (930,000 ounces) would have an approximate $23 million impact on our annual revenues and an approximate $12 million impact on our annual net income.

We currently have no copper or gold price protection contracts relating to our mine production. We had outstanding gold-denominated and silver-denominated preferred stock with dividends and redemption amounts determined by commodity prices. Our Gold-Denominated Preferred Stock, Series II was redeemed in February 2006, resulting in a $69.0 million reduction in revenues ($36.6 million to net income or $0.17 per share), and the final scheduled redemption of our Silver-Denominated Preferred Stock occurred on August 1, 2006 (see “Capital Resources and Liquidity - Financing Activities”).

Consolidated production and delivery costs were higher for the 2006 periods than the 2005 periods. The increases were primarily because of higher costs of concentrate purchases at Atlantic Copper caused by higher metals prices and higher production costs at PT Freeport Indonesia primarily caused by the adoption of Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (EITF 04-6). See Note 3 and “New Accounting Standards.”

Consolidated depreciation and amortization expense decreased to $43.4 million in the second quarter of 2006 and $86.6 million in the first six months of 2006, compared with $54.2 million in the second quarter of 2005 and $111.1 million in the first six months of 2005, primarily because of lower copper sales volumes at PT Freeport Indonesia during the 2006 periods. Exploration expenses increased to $2.8 million in the second quarter of 2006 and $5.4 million in the first six months of 2006 from $2.3 million in the second quarter of 2005 and $4.3 million in the first six months of 2005 (see “Mining and Exploration - PT Freeport Indonesia Exploration Activities”). Consolidated general and administrative expenses increased to $35.1 million in the second quarter of 2006 and $65.8 million in the first six months of 2006 from $25.4 million in the second quarter of 2005 and $47.0 million in the first six months of 2005 (see “Other Financial Results”).

Net interest expense decreased to $21.0 million in the second quarter of 2006 and $43.7 million in the first six months of 2006 from $35.3 million in the second quarter of 2005 and $72.8 million in the first six months of 2005 primarily because of lower debt levels. In the first six months of 2006, we induced conversion of $16.0 million of 7% Convertible Senior Notes due 2011 into 0.5 million shares of FCX common stock and purchased in open market transactions $11.5 million of 10⅛% Senior Notes due 2010 for $12.6 million. As a result of the induced conversions and open market transactions, we recorded losses on early extinguishment and conversion of debt totaling $2.2 million ($1.5 million to net income, net of related reduction of interest expense, or $0.01 per share) in the first six months of 2006 (see “Capital

Resources and Liquidity - Financing Activities”). We are continuing to assess opportunities to repay debt in advance of scheduled maturities.

Other income includes interest income of $4.8 million in the second quarter of 2006, $3.3 million in the second quarter of 2005, $11.8 million in the first six months of 2006 and $7.0 million in the first six months of 2005. Other income also includes the impact of translating into U.S. dollars Atlantic Copper’s net euro-denominated liabilities, primarily its retiree pension obligations. Changes in the U.S. dollar/euro exchange rate require us to adjust the dollar value of our net euro-denominated liabilities and record the adjustment in earnings. The exchange rate was $1.18 per euro at December 31, 2005, $1.21 per euro at March 31, 2006 and $1.27 per euro at June 30, 2006. Exchange rate effects on our net income from euro-denominated liabilities were gains (losses) of $(0.4) million in the second quarter of 2006, $3.4 million in the second quarter of 2005, $(1.6) million in the first six months of 2006 and $6.3 million in the first six months of 2005. In the second quarter of 2006, Atlantic Copper recorded an $8.6 million ($8.6 million to net income or $0.04 per share) gain to other income for the disposition of land in a transaction with the local Spanish government. In the transaction, the provincial government granted Atlantic Copper development rights estimated to be worth $8.6 million in exchange for property owned by Atlantic Copper. Atlantic Copper expects to sell these development rights and certain non-operating properties in the third quarter of 2006 for an amount in excess of its book value.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Mining and exploration segment operating income[a]	$690,977	$390,780	$1,138,504	$819,087
Mining and exploration segment interest expense, net	(1,608)	(5,897)	(4,881)	(11,624)
Intercompany operating profit recognized (deferred)	34,208	48,350	108,419	(15,220)
Income before taxes	723,577	433,233	1,242,042	792,243
Indonesian corporate income tax rate	35%	35%	35%	35%
Corporate income taxes	253,252	151,632	434,715	277,285

Approximate PT Freeport Indonesia net income	470,325	281,601	807,327	514,958
Withholding tax on FCX’s equity share	9.064%	9.064%	9.064%	9.064%
Withholding taxes	42,630	25,524	73,176	46,676

PT Indocopper Investama corporate income tax	11,247	6,957	16,870	21,081
Other, net	3,115	4,571	7,205	7,670
FCX consolidated provision for income taxes	$310,244	$188,684	$531,966	$352,712

FCX consolidated effective tax rate	42%	46%	43%	48%

a.
Excludes charges for the in-the-money value of FCX stock option exercises, which are eliminated in consolidation, totaling $29.4 million for the 2006 quarter, $0.7 million for the 2005 quarter, $85.5 million for the 2006 six-month period and $17.4 million for the 2005 six-month period.

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

	Second Quarter		Six Months
	2006	2005	2006	2005
Mining and exploration[a]	$661.5	$390.1	$1,053.0	$801.6
Smelting and refining	21.8	(0.1)	35.3	(1.6)
Intercompany eliminations and other[a,b]	56.0	40.4	182.8	(12.0)
FCX operating income	$739.3	$430.4	$1,271.1	$788.0

a.
Includes charges to the mining and exploration segment for the in-the-money value of FCX stock option exercises, which are eliminated in consolidation, totaling $29.4 million in the 2006 quarter, $0.7 million in the 2005 quarter, $85.5 million for the 2006 six-month period and $17.4 million for the 2005 six-month period.

b.
We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until their sales of final products to third parties. Changes in the amount of these deferred profits impacted operating income by $34.2 million in the second quarter of 2006, $48.3 million in the second quarter of 2005, $108.4 million in the first six months of 2006 and $(15.2) million in the first six months of 2005. Our consolidated earnings can fluctuate materially depending on the timing and prices of these sales. At June 30, 2006, our deferred profits to be recognized in future periods’ operating income totaled $114.2 million, $60.5 million to net income, after taxes and minority interest sharing.

MINING AND EXPLORATION

PT Freeport Indonesia Operating Results

	Second Quarter		Six Months
	2006	2005	2006		2005
PT Freeport Indonesia Operating Data, Net of Rio Tinto’s Interest
Copper (recoverable)
Production (000s of pounds)	237,100	302,300	458,400		637,900
Production (metric tons)	107,500	137,100	207,900		289,300
Sales (000s of pounds)	220,100	313,700	445,300		641,800
Sales (metric tons)	99,900	142,300	202,000		291,100
Average realized price per pound	$3.33	$1.53	$3.27		$1.54
Gold (recoverable ounces)
Production	307,300	591,300	769,100		1,200,700
Sales	278,000	616,400	750,500		1,211,700
Average realized price per ounce	$613.77	$428.23	$492.73	[a]	$427.54

PT Freeport Indonesia, 100% Aggregate Operating Data
Ore milled (metric tons per day)	223,700	211,800	220,200		205,600
Average ore grade
Copper (percent)	0.72	0.98	0.72		1.06
Gold (grams per metric ton)	0.67	1.43	0.79		1.52
Recovery rates (percent)
Copper	84.1	87.4	83.3		88.5
Gold	76.4	83.8	78.8		83.3
Copper (recoverable)
Production (000s of pounds)	258,800	349,200	505,400		739,500
Production (metric tons)	117,300	158,400	229,200		335,400
Sales (000s of pounds)	239,900	362,500	491,200		743,900
Sales (metric tons)	108,800	164,400	222,800		337,400
Gold (recoverable ounces)
Production	325,700	727,400	796,400		1,491,300
Sales	293,800	758,600	780,100		1,501,800

a.	Amount was $585.34 before a loss resulting from redemption of FCX’s Gold-Denominated Preferred Stock, Series II.

PT Freeport Indonesia mined lower grade ore and reported lower production and sales in the second quarter of 2006 and the first six months of 2006, compared with the 2005 periods. PT Freeport Indonesia’s share of second-quarter 2006 production totaled 237.1 million pounds of copper and 307,300 ounces of gold. PT Freeport Indonesia experienced weather-related shipping delays at the end of June, resulting in PT Freeport Indonesia’s share of second-quarter 2006 copper sales of 220.1 million pounds being lower than the previous estimate of 235.0 million pounds announced on June 5, 2006. PT Freeport Indonesia’s share of second-quarter 2006 gold sales of 278,000 ounces slightly exceeded the previous estimate of 275,000 ounces. In May 2006, PT Freeport Indonesia encountered a relatively small section of ore in the “6 North” pushback with abnormally high clay content, which adversely affected ore flow, mill recoveries and concentrate grades. Operations improved during June as PT Freeport Indonesia gained access to better ore types. For the six-month periods, copper and gold sales volumes totaled 445.3 million pounds of copper and 750,500 ounces of gold in 2006, compared with sales of 641.8 million pounds of copper and 1,211,700 ounces of gold in 2005.

Mill throughput, which varies depending on ore types being processed, averaged 223,700 metric tons of ore per day in the second quarter of 2006, 211,800 metric tons in the second quarter of 2005, 220,200 metric tons in the first six months of 2006 and 205,600 metric tons in the first six months of 2005. Mill rates are expected to average over 220,000 metric tons per day during the second half of 2006. Operations were temporarily suspended for an approximate four-day period in February 2006 when illegal miners (“gold panners”) blocked a road leading to our mill. While this situation was resolved peacefully by Indonesian government authorities, we continue to work with the government to resolve the legal and security concerns presented by the increased presence of gold panners in our area of operations. Approximate average daily throughput processed at our mill facilities from each of our producing mines follows (metric tons of ore per day):

	Second Quarter		Six Months
	2006	2005	2006	2005
Grasberg open pit	176,500	169,500	174,700	163,400
Deep Ore Zone underground mine	47,200	42,300	45,500	42,200
Total mill throughput	223,700	211,800	220,200	205,600

In the second quarter of 2006, copper ore grades averaged 0.72 percent and recovery rates averaged 84.1 percent, compared with 0.98 percent and 87.4 percent for the second quarter of 2005. Gold ore grades averaged 0.67 grams per metric ton (g/t) and recovery rates averaged 76.4 percent in the second quarter of 2006, compared with 1.43 g/t and 83.8 percent for the second quarter of 2005. The 2006 ore grades and recoveries for copper and gold reflect the mining of lower grade material compared with the extraordinarily high grades mined in 2005 and abnormally high clay content associated with mining a relatively small section of ore in the “6 North” pushback. Average ore grades are expected to improve in the second half of 2006 with the highest grades expected to be mined in the fourth quarter.

Production from the DOZ underground mine averaged 47,200 metric tons of ore per day in the second quarter of 2006, representing 21 percent of mill throughput. DOZ continues to perform above design capacity of 35,000 metric tons of ore per day. PT Freeport Indonesia is expanding the capacity of the DOZ underground operation to a sustained rate of 50,000 metric tons of ore per day with the installation of a second crusher and additional ventilation, expected to be completed by mid-2007. PT Freeport Indonesia’s share of capital expenditures for the DOZ expansion totaled approximately $8 million in the first six months of 2006 (approximately $27 million incurred through June 30, 2006) and is expected to approximate $37 million through the projected 2007 ramp-up, with approximately $16 million estimated for 2006. PT Freeport Indonesia is completing plans that are anticipated to expand the capacity of the DOZ mine to 80,000 metric tons of ore per day. The DOZ mine, a block cave operation, is one of the world’s largest underground mines.

In 2004, PT Freeport Indonesia commenced its “Common Infrastructure” project, which will provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. PT Freeport Indonesia’s share of capital expenditures for its Common Infrastructure project totaled approximately $7 million in the first six months of 2006 and is estimated to total approximately $8 million in 2006. The Common Infrastructure project is progressing according to plan. Work on the Grasberg underground ore body has begun with PT Freeport Indonesia’s share of capital expenditures totaling approximately $3 million in the first six months of 2006. Projected 2006 capital expenditures for the Grasberg underground ore body approximate $23 million.

PT Freeport Indonesia is also proceeding with plans to develop Big Gossan, a high-grade deposit located near the existing milling complex. Our Board of Directors has approved this project and aggregate capital expenditures from 2005 to 2009 for Big Gossan are expected to total approximately $225 million ($195 million net to PT Freeport Indonesia, with approximately $50 million in 2006). PT Freeport Indonesia’s share of capital expenditures for Big Gossan totaled approximately $29 million in the first six months of 2006. Production is expected to ramp up to 7,000 metric tons per day by 2010 (average annual aggregate incremental production of 135 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts). The Big Gossan mine is being developed as an open-stope mine with cemented backfill, an established mining methodology expected to be higher-cost than the block-cave method used at the DOZ mine.

PT Freeport Indonesia Revenues

A summary of changes in PT Freeport Indonesia revenues between the periods follows (in millions):

	Second	Six
	Quarter	Months
PT Freeport Indonesia revenues - prior year period	$678.4	$1,365.8
Price realizations:
Copper	395.7	767.3
Gold	51.6	48.9
Sales volumes:
Copper	(143.6)	(303.0)
Gold	(144.9)	(197.2)
Adjustments, primarily for copper pricing on prior year open sales	237.2	196.2
Treatment charges, royalties and other	(39.2)	(46.0)
PT Freeport Indonesia revenues - current year period	$1,035.2	$1,832.0

Realized copper prices more than doubled to an average of $3.33 per pound in the second quarter of 2006 from $1.53 in the second quarter of 2005. Realized gold prices improved by 43 percent to an average of $613.77 per ounce from $428.23 in the second quarter of 2005. Realized copper prices also more than doubled to an average of $3.27 per pound in the first six months of 2006 from $1.54 in the 2005 period. Realized gold prices in the first six months of 2006 averaged $492.73 per ounce; including a reduction of $92.61 per ounce for revenue adjustments associated with the first-quarter 2006 redemption of our Gold-Denominated Preferred Stock, Series II; compared to $427.54 in the first six months of 2005.

As discussed above, PT Freeport Indonesia’s share of second-quarter 2006 copper sales of 220.1 million pounds and gold sales of 278,000 ounces were lower than second-quarter 2005 sales of 313.7 million pounds of copper and 616,400 ounces of gold. For the six-month periods, copper and gold sales volumes totaled 445.3 million pounds of copper and 750,500 ounces of gold in 2006, compared with sales of 641.8 million pounds of copper and 1,211,700 ounces of gold in 2005.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. Market rates for treatment and refining charge rates began to increase significantly in late 2004. A large part of the increase relates to the price participation component of our concentrate sales agreements. Royalties totaled $22.9 million in the second quarter of 2006 and $42.9 million in the first six months of 2006 compared with $17.7 million in the second quarter of 2005 and $36.5 million in the first six months of 2005, reflecting higher metal prices partly offset by lower sales volumes.

Substantially all of PT Freeport Indonesia’s concentrate sales contracts provide final copper pricing in a specified future period based on prices quoted on the LME. PT Freeport Indonesia records revenues and invoices its customers based on LME prices at the time of shipment. Under accounting rules, these terms create an “embedded derivative” in our concentrate sales contracts which must be adjusted to fair value through earnings each period until the date of final copper pricing. PT Freeport Indonesia’s second-quarter 2006 revenues include net additions of $269.2 million for adjustments to the fair value of embedded copper derivatives in concentrate sales contracts, compared with $11.5 million in the second quarter of 2005. PT Freeport Indonesia’s six-month 2006 revenues included net additions of $452.1 million for adjustments to the fair value of embedded derivatives in concentrate sales contracts, compared with $37.2 million in the 2005 period.

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

PT Freeport Indonesia Costs

Gross Profit per Pound of Copper/per Ounce of Gold and Silver

Three Months Ended June 30, 2006
Pounds of copper sold (000s)	220,100	220,100
Ounces of gold sold				278,000
Ounces of silver sold						835,200

	By-Product	Co-Product Method
	Method	Copper		Gold		Silver
Revenues, after adjustments shown below	$3.33	$3.33		$613.77		$11.74

Site production and delivery, before net non-
cash and nonrecurring costs shown below	1.23	0.98		184.56		3.76
Gold and silver credits	(0.85)	-		-		-
Treatment charges	0.49 [a]	0.39	[b]	73.03	[b]	1.49	[b]
Royalty on metals	0.11	0.09		15.62		0.32
Unit net cash costs[c]	0.98	1.46		273.21		5.57
Depreciation and amortization	0.15	0.12		23.10		0.47
Noncash and nonrecurring costs, net	0.05	0.04		7.09		0.14
Total unit costs	1.18	1.62		303.40		6.18
Revenue adjustments, primarily for pricing on
prior period open sales	1.12	1.12		18.47		1.14
PT Smelting intercompany profit elimination	(0.03)	(0.03)		(5.35)		(0.11)
Gross profit per pound/ounce	$3.24	$2.80		$323.49		$6.59

a.
Includes $14.4 million or $0.07 per pound for adjustments to prior quarters’ concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices since March 31, 2006.

b.
Includes $11.5 million or $0.05 per pound for copper, $2.7 million or $9.84 per ounce for gold and $0.2 million or $0.20 per ounce for silver for adjustments to prior quarters’ concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices since March 31, 2006.

c.	For a reconciliation of unit net cash costs to production and delivery costs applicable to sales reported in FCX’s consolidated financial statements refer to “Product Revenues and Production Costs.”

Three Months Ended June 30, 2005
Pounds of copper sold (000s)	313,700		313,700
Ounces of gold sold					616,400
Ounces of silver sold							1,057,700

	By-Product		Co-Product Method
	Method		Copper		Gold		Silver
Revenues, after adjustments shown below	$1.53		$1.53		$428.23		$7.04

Site production and delivery, before net non-
cash and nonrecurring costs shown below	0.71	[a]	0.45	[b]	126.01	[b]	2.06	[b]
Gold and silver credits	(0.87)		-		-		-
Treatment charges	0.21		0.14		38.68		0.63
Royalty on metals	0.06		0.03		10.11		0.17
Unit net cash costs[c]	0.11		0.62		174.80		2.86
Depreciation and amortization	0.14		0.09		25.20		0.41
Noncash and nonrecurring costs, net	0.01		0.01		1.30		0.02
Total unit costs	0.26		0.72		201.30		3.29
Revenue adjustments, primarily for pricing on
prior period open sales	0.04		0.04		0.12		(0.03)
PT Smelting intercompany profit recognized	0.01		0.01		1.45		0.02
Gross profit per pound/ounce	$1.32		$0.86		$228.50		$3.74

a.
Net of deferred mining costs totaling $20.6 million or $0.07 per pound. Following adoption of EITF 04-6 on January 1, 2006 (see Note 3 and “New Accounting Standards”), stripping costs are no longer deferred.

b.	Net of deferred mining costs totaling $13.2 million or $0.04 per pound for copper, $7.2 million or $11.74 per ounce for gold and $0.2 million or $0.19 per ounce for silver (see Note a above).
c.	See Note c above.

Six Months Ended June 30, 2006
Pounds of copper sold (000s)	445,300		445,300
Ounces of gold sold					750,500
Ounces of silver sold							1,542,300

	By-Product		Co-Product Method
	Method		Copper		Gold		Silver
Revenues, after adjustments shown below	$3.27		$3.27		$492.73	[a]	$11.19

Site production and delivery, before net non-
cash and nonrecurring costs shown below	1.23		0.93		172.18		3.38
Gold and silver credits	(1.07)		-		-		-
Treatment charges	0.43	[b]	0.32	[c]	60.19	[c]	1.18	[c]
Royalty on metals	0.09		0.07		13.52		0.27
Unit net cash costs[d]	0.68		1.32		245.89		4.83
Depreciation and amortization	0.15		0.11		21.35		0.42
Noncash and nonrecurring costs, net	0.05		0.04		6.96		0.14
Total unit costs	0.88		1.47		274.20		5.39
Revenue adjustments, primarily for pricing on
prior period open sales	0.30	[e]	0.45		26.40		0.82
PT Smelting intercompany profit recognized	0.03		0.02		4.09		0.08
Gross profit per pound/ounce	$2.72		$2.27		$249.02		$6.70

a.	Amount was $585.34 before a loss resulting from redemption of FCX’s Gold-Denominated Preferred Stock, Series II.
b.
Includes $12.4 million or $0.03 per pound for adjustments to 2005 concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices since December 31, 2005.

c.
Includes $9.3 million or $0.02 per pound for copper, $2.9 million or $3.91 per ounce for gold and $0.1 million or $0.08 per ounce for silver for adjustments to 2005 concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices since December 31, 2005.

d.	For a reconciliation of unit net cash costs to production and delivery costs applicable to sales reported in FCX’s consolidated financial statements refer to “Product Revenues and Production Costs.”
e.	Includes a $69.0 million or $0.16 per pound loss on the redemption of FCX’s Gold-Denominated Preferred Stock, Series II.

Six Months Ended June 30, 2005
Pounds of copper sold (000s)	641,800		641,800
Ounces of gold sold					1,211,700
Ounces of silver sold						2,328,000

	By-Product		Co-Product Method
	Method		Copper		Gold	Silver
Revenues, after adjustments shown below	$1.54		$1.54		$427.54	$7.02

Site production and delivery, before net non-
cash and nonrecurring costs shown below	0.65	[a]	0.42	[b]	115.39 [b]	1.92	[b]
Gold and silver credits	(0.83)		-		-	-
Treatment charges	0.21		0.14		38.80	0.65
Royalty on metals	0.06		0.04		10.17	0.17
Unit net cash costs[c]	0.09		0.60		164.36	2.74
Depreciation and amortization	0.14		0.09		25.38	0.42
Noncash and nonrecurring costs, net	0.01		0.01		0.78	0.01
Total unit costs	0.24		0.70		190.52	3.17
Revenue adjustments, primarily for pricing on
prior period open sales	0.04		0.04		(2.47)	0.06
PT Smelting intercompany profit elimination	-		-		(0.01)	-
Gross profit per pound/ounce	$1.34		$0.88		$234.54	$3.91

a.
Net of deferred mining costs totaling $52.8 million or $0.08 per pound. Following adoption of EITF 04-6 on January 1, 2006 (see Note 3 and “New Accounting Standards”), stripping costs are no longer deferred.

b.	Net of deferred mining costs totaling $34.4 million or $0.05 per pound for copper, $17.8 million or $14.70 per ounce for gold and $0.6 million or $0.25 per ounce for silver (see Note a above).
c.	See Note d above.

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

Because of the fixed nature of a large portion of our costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period. Higher unit site production and delivery costs in the 2006 periods, compared with the 2005 periods, primarily reflected lower sales volumes resulting from mine sequencing in the Grasberg open pit, the impact of adopting EITF 04-6 (see Note a above, Note 3 and “New Accounting Standards”) and higher input costs, including energy.

While lower volumes constitute the largest component of variance on a unit basis, we have experienced significant increases in our production costs in recent years primarily as a result of higher energy costs and costs of other consumables, higher mining costs and milling rates, labor costs and other factors. Our energy costs, which approximate 22 percent of PT Freeport Indonesia’s production costs, primarily include purchases of 100 million gallons of diesel per year and 650,000 metric tons of coal per year. Diesel prices have risen by more than 120 percent since 2002 and our coal costs are approximately 40 percent higher. The costs of other consumables, including steel and reagents, also have increased. Our costs have been affected by the stronger Australian dollar against the U.S. dollar (approximate 40 percent increase since the beginning of 2003), which comprise approximately 15 percent of PT Freeport Indonesia’s production costs. We are pursuing cost reduction initiatives to mitigate the impacts of these increases.

Unit treatment charges vary with the price of copper, and unit royalty costs vary with prices of copper and gold. In addition, market rates for treatment charges have increased significantly since 2004 and will vary based on PT Freeport Indonesia’s customer mix. The copper royalty rate payable by PT Freeport Indonesia under its Contract of Work varies from 1.5 percent of copper net revenue at a copper price of $0.90 or less per pound to 3.5 percent at a copper price of $1.10 or more per pound. The Contract of Work royalty rate for gold and silver sales is 1.0 percent.

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

Second-quarter 2006 royalty costs totaled $22.9 million, compared with $17.7 million in the second quarter of 2005. Additional royalties, discussed above, totaled $1.4 million in the 2005 quarter and none in the 2006 quarter. Royalty costs totaled $42.9 million, including a $1.4 million final adjustment related to 2005 sales, in the first six months of 2006, compared with $36.5 million in the 2005 period. Additional royalties, discussed above, totaled $3.2 million in the first six months of 2005 and none in 2006. If copper prices average $3.00 per pound and gold prices average $600 per ounce during the remainder of 2006, we would expect royalty costs to total approximately $116 million ($0.10 per pound of copper) in 2006. These estimates assume 2006 sales volumes of 1.2 billion pounds of copper and 1.7 million ounces of gold.

As a result of the lower copper production and sales volumes in the 2006 periods, PT Freeport Indonesia’s unit depreciation rate increased compared with the 2005 periods. Because certain assets are depreciated on a straight-line basis, the unit rate will vary with the level of copper production and sales. In addition, changes to the long-range mine plan discussed above that impact the timing of transitioning from the Grasberg open pit to the Grasberg underground block cave will impact unit rates.

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

Unit site production and delivery costs in the second quarter and first six months of 2006 averaged $1.23 per pound of copper, $0.52 per pound higher than the $0.71 reported in the second quarter of 2005 and $0.58 per pound higher than the $0.65 reported in the first six months of 2005. Unit site production and delivery costs in the 2006 periods were adversely affected by lower copper sales volumes. In addition, PT Freeport Indonesia adopted EITF 04-6 and no longer defers stripping costs. For 2005, unit costs benefited from the deferral of stripping costs totaling $0.07 per pound in the second quarter and $0.08 per pound in the first six months.

Gold and silver credits averaged $0.85 per pound in the second quarter of 2006 and $1.07 per pound in the first six months of 2006, compared with $0.87 per pound in the second quarter of 2005 and $0.83 per pound in the first six months of 2005. The increase for the first six months of 2006 compared with the first six months of 2005 reflects lower copper sales volumes and higher average realized gold prices. Treatment charges increased to $0.49 per pound in the second quarter of 2006 and to $0.43 per pound in the first six months of 2006 from $0.21 per pound in the 2005 periods primarily because of higher market rates and higher copper prices, including the effects of price participation under our concentrate sales agreements. In addition, unit treatment charges include adjustments to prior period concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices totaling $0.07 per pound in the second quarter of 2006 and $0.03 per pound in the first six months of 2006. Royalties of $0.11 per pound in the 2006 quarter and $0.09 per pound in the 2006 six-month period were higher than the year-ago periods ($0.06 per pound) because of higher copper and gold prices.

Assuming average copper prices of $3.00 per pound and average gold prices of $600 per ounce for the remainder of 2006 and achievement of current 2006 sales estimates, PT Freeport Indonesia estimates that its annual 2006 unit net cash costs, including gold and silver credits, would approximate $0.66 per pound. Estimated unit net cash costs for 2006 are projected to be higher than the 2005 average, primarily because of lower 2006 copper and gold sales volumes, higher treatment charges and royalties attributable to increased copper prices and the change in the accounting treatment of stripping costs. Because the majority of PT Freeport Indonesia’s costs are fixed, unit costs vary with the volumes sold and will therefore be lower during the third and fourth quarters of 2006 compared to the projected annual average. Estimated average 2006 unit net cash costs are higher than previous estimates of $0.54 per pound, primarily reflecting the impact of higher copper prices on treatment charges and royalties, lower copper volumes and higher energy costs. Unit net cash costs for 2006 would change by approximately $0.02 per pound for each $25 per ounce change in the average price of gold for the balance of the year.

Unit Net Cash Costs: Co-Product Method - Using the co-product method, unit site production and delivery costs in the second quarter of 2006 averaged $0.98 per pound of copper, compared with $0.45 in the 2005 quarter. Unit site production and delivery costs in the first six months of 2006 averaged $0.93 per pound of copper, compared with $0.42 in the 2005 period. For gold, unit site production and delivery costs in the second quarter of 2006 averaged $185 per ounce, compared with $126 in the 2005 quarter. Unit site production and delivery costs in the first six months of 2006 averaged $172 per ounce, compared with $115 in the 2005 period. As discussed above, unit site production and delivery costs in the 2006 periods were impacted by the lower sales volumes resulting from lower ore grades and the adoption of EITF 04-6. Treatment charges per pound and per ounce were higher in the 2006 periods primarily because of higher market rates and copper prices. In addition, unit treatment charges include adjustments to prior period concentrate sales subject to final pricing to reflect the impact of the increase in copper prices totaling $0.05 per pound for copper and $9.84 per ounce for gold in the second quarter of 2006 and $0.02 per pound for copper and $3.91 per ounce for gold in the first six months of 2006. Royalties per pound and per ounce were also higher in the 2006 periods because of higher copper and gold prices compared with the 2005 periods.

PT Freeport Indonesia Exploration Activities

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

Atlantic Copper Operating Results
(In Millions)	Second Quarter		Six Months
	2006	2005	2006	2005
Gross profit	$25.3	$2.8	$42.6	$4.3
Add depreciation and amortization expense	7.4	7.1	14.8	14.2
Other	0.5	1.1	0.1	2.1
Cash margin	$33.2	$11.0	$57.5	$20.6

Operating income (loss) (in millions)	$21.8	$(0.1)	$35.3	$(1.6)
Concentrate and scrap treated (metric tons)	228,900	246,900	479,600	462,700
Anodes production (000s of pounds)	138,700	159,400	295,800	306,800
Treatment rates per pound	$0.34	$0.21	$0.32	$0.19
Cathodes sales (000s of pounds)	131,100	140,800	267,700	273,400
Cathode cash unit cost per pound[a]	$0.21	$0.18	$0.20	$0.18
Gold sales in anodes and slimes (ounces)	199,000	178,900	444,600	246,200

a.
For a reconciliation of cathode cash unit cost per pound to production costs applicable to sales reported in FCX’s consolidated financial statements refer to “Product Revenues and Production Costs” below.

Atlantic Copper’s operating cash margin was $33.2 million in the second quarter of 2006, compared with $11.0 million in the 2005 quarter, and $57.5 million in the first six months of 2006, compared with $20.6 million in the 2005 period. Atlantic Copper reported operating income of $21.8 million in the second quarter of 2006 and $35.3 million for the first six months of 2006, compared with operating losses of $0.1 million in the 2005 quarter and $1.6 million in the 2005 six-month period. The positive results in the 2006 periods primarily reflect higher treatment charges. The next major maintenance activity at Atlantic Copper is a 22-day maintenance turnaround currently scheduled for 2007.

Atlantic Copper treated 228,900 metric tons of concentrate and scrap in the second quarter of 2006, compared with 246,900 metric tons in the 2005 quarter. For the six-month periods, concentrate and scrap treated totaled 479,600 metric tons in 2006 and 462,700 metric tons in 2005. Cathode production totaled 131.5 million pounds and sales totaled 131.1 million pounds during the second quarter of 2006, compared with cathode production of 137.8 million pounds and sales of 140.8 million pounds during the second quarter of 2005. For the six-month periods, cathode production totaled 260.9 million pounds and sales totaled 267.7 million pounds during 2006, compared with cathode production of 269.5 million pounds and sales of 273.4 million pounds during 2005.

Atlantic Copper’s treatment charges (including price participation), which reflect charges paid by PT Freeport Indonesia and third parties to Atlantic Copper to smelt and refine concentrates, averaged $0.34 per pound during the second quarter of 2006, $0.21 per pound during the second quarter of 2005, $0.32 per pound during the first six months of 2006 and $0.19 per pound during the first six months of 2005. The significant increase in treatment charges in the 2006 periods reflects higher market rates and price participation under the terms of Atlantic Copper’s concentrate purchase and sales agreements. Price participation totaled $0.09 per pound in the second quarter of 2006 and $0.08 per pound in the first six months of 2006 (compared with $0.03 per pound in the 2005 periods). Treatment charge rates have increased significantly since late 2004 with increased mine production and higher copper prices. Assuming copper prices of $3.00 per pound for the remainder of 2006, Atlantic Copper expects these rates to average approximately $0.32 per pound in 2006. Atlantic Copper’s cathode cash unit cost per pound of copper averaged $0.21 in the second quarter of 2006, $0.18 in the second quarter of 2005, $0.20 in the first six months of 2006 and $0.18 in the first six months of 2005. Higher unit costs in the 2006 periods primarily reflect the impact of lower volumes.

We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until the final sales to third parties occur. Changes in these net deferrals resulted in additions to our operating income totaling $34.2 million ($18.1 million to net income or $0.08 per share) in the second quarter of 2006 and $108.4 million ($57.4 million to net income or $0.26 per share) in the first six months of 2006. For the 2005 periods, changes in these net deferrals resulted in an addition to our operating income totaling $48.3 million ($25.7 million to net income or $0.12 per share) in the second quarter and a reduction of $15.2 million ($8.5 million to net income or $0.04 per share) in the first six months. At June 30, 2006, our net deferred profits on PT Freeport Indonesia concentrate inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and minority interest sharing totaled $60.5 million. Based on copper prices of $3.00 per pound and gold prices of $600 per ounce for the third quarter of 2006 and current shipping schedules, we estimate the net change in deferred profits on intercompany sales will result in a decrease to net income of approximately $10 million in the third quarter of 2006. The actual change in deferred intercompany profits may differ substantially from this estimate because of changes in the timing of shipments to affiliated smelters and metal prices.

The majority of Atlantic Copper’s revenues are denominated in U.S. dollars; however, operating costs, other than concentrate purchases, and certain asset and liability accounts are denominated in euros. Atlantic Copper’s estimated annual euro payments total approximately 100 million euros. A $0.05 increase or decrease in the exchange rate would result in an approximate $5 million change in annual costs. The exchange rate on June 30, 2006, was $1.27 per euro.

As of June 30, 2006, FCX’s net investment in Atlantic Copper totaled approximately $144 million, FCX had a $189.5 million loan outstanding to Atlantic Copper and Atlantic Copper’s debt to third parties under nonrecourse financing arrangements totaled $22.1 million.

Atlantic Copper had euro-denominated net monetary liabilities at June 30, 2006, totaling $15.0 million recorded at an exchange rate of $1.27 per euro. The exchange rate was $1.18 per euro at December 31, 2005 and $1.21 per euro at March 31, 2006. Adjustments to Atlantic Copper’s euro-denominated net monetary liabilities to reflect changes in the exchange rate are recorded in other income (expense) and totaled $(0.4) million in the second quarter of 2006, $3.4 million in the second quarter of 2005, $(1.6) million in the first six months of 2006 and $6.3 million in the first six months of 2005.

PT Smelting Operating Results

	Second Quarter		Six Months
(In Millions)	2006	2005	2006	2005
PT Freeport Indonesia sales to PT Smelting	$325.4	$194.9	$607.9	$429.0
Equity in PT Smelting earnings	2.0	2.6	5.6	5.2
PT Freeport Indonesia operating profits (deferred) recognized	(7.8)	2.6	13.0	-

PT Freeport Indonesia accounts for its 25 percent interest in PT Smelting using the equity method and provides PT Smelting with substantially all of its concentrate requirements. PT Smelting treated 187,500 metric tons of concentrate in the second quarter of 2006, 230,700 metric tons in the second quarter of 2005, 421,900 metric tons in the first six months of 2006 and 457,100 metric tons in the first six months of 2005. PT Smelting completed a 22-day maintenance turnaround in the second quarter of 2006 which resulted in lower production during the period, and the next major maintenance turnaround is scheduled for 2008. PT Smelting is currently expanding its production capacity from 250,000 metric tons of copper metal per year to 270,000 metric tons of copper metal per year. PT Smelting produced 127.3 million pounds of cathodes and sold 129.6 million pounds of cathodes in the second quarter of 2006, compared with production of 146.1 million pounds and sales of 145.5 million pounds in the second quarter of 2005. For the first six months of 2006, cathode production totaled 269.7 million pounds and sales totaled 270.3 million pounds, compared with cathode production of 289.6 million pounds and sales of 289.2 million pounds for the first six months of 2005. PT Smelting’s cathode cash unit costs averaged $0.25 per pound in the second quarter of 2006 and $0.19 per pound in the first six months of 2006, compared with $0.10 per pound in both of the 2005 periods, primarily reflecting the impact of the maintenance turnaround discussed above and higher energy costs in the 2006 periods (see “Product Revenues and Production Costs”).

In late 2005 and early 2006, PT Smelting entered into hedging contracts to fix a portion of its revenues through 2007. FCX’s share of the unrealized losses on these contracts totaled $10.9 million as of June 30, 2006, and is recorded in accumulated other comprehensive income in stockholders’ equity.

OTHER FINANCIAL RESULTS

The FCX/Rio Tinto joint ventures incurred $3.9 million of aggregate exploration costs in the second quarter of 2006, $3.7 million in the second quarter of 2005, $7.8 million in the first six months of 2006 and $6.7 million in the first six months of 2005. As discussed above in “PT Freeport Indonesia Exploration Activities,” our exploration program for 2006 is focused on testing extensions of the Deep Grasberg and Kucing Liar mine complex, the resource potential below the previously mined Ertsberg deposit and other targets in Block A. Our share of these exploration costs, which are charged to expense, totaled $2.8 million in the second quarter of 2006, $2.3 million in the second quarter of 2005, $5.4 million in the first six months of 2006 and $4.3 million in the first six months of 2005.

Consolidated general and administrative expenses increased to $35.1 million in the second quarter of 2006, compared with $25.4 million in the year-ago period. For the first six months of 2006, general and administrative expenses increased to $65.8 million, compared with $47.0 million for the first six months of 2005. The increases in the 2006 periods primarily relate to increased incentive compensation, including stock-based compensation, and charitable contributions. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” or “SFAS No. 123R.” Stock-based compensation costs totaled $12.1 million in the second quarter of 2006, including $6.3 million charged to general and administrative expenses, $3.5 million in the second quarter of 2005, including $2.2 million charged to general and administrative expenses, $25.5 million in the first six months of 2006, including $13.2 million charged to general and administrative expenses, and $7.9 million in the first six months of 2005, including $5.3 million charged to general and administrative expenses.

Our parent company charges PT Freeport Indonesia for the in-the-money value of exercised employee stock options. These charges are eliminated in consolidation; however, PT Freeport Indonesia shares a portion of these charges with Rio Tinto and Rio Tinto’s reimbursements reduce our consolidated general and administrative expenses. General and administrative expenses are net of Rio Tinto’s share of joint venture reimbursements for employee stock option exercises, which decreased general and administrative expenses by $2.6 million in the second quarter of 2006, $0.1 million in the second quarter of 2005, $7.1 million in the first six months of 2006 and $3.0 million in the first six months of 2005. In accordance with our joint venture agreement, Rio Tinto’s percentage share of PT Freeport Indonesia’s general and administrative expenses varies with metal sales volumes and prices and totaled approximately 8 percent in the first six months of 2006, compared with 16 percent in the first six months of 2005.

Total consolidated interest cost (before capitalization) was $23.3 million in the second quarter of 2006, $36.3 million in the second quarter of 2005, $47.8 million in the first six months of 2006 and $74.7 million in the first six months of 2005. Interest costs decreased primarily because we reduced average debt levels, with significant reductions in 2005. Our interest cost for 2006 is expected to be lower compared to 2005 primarily because of the 2005 debt reductions. See “Capital Resources and Liquidity - Financing Activities” for further discussion. Capitalized interest totaled $2.3 million in the second quarter of 2006, $1.0 million in the second quarter of 2005, $4.1 million in the first six months of 2006 and $1.9 million in the first six months of 2005.

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

One U.S. dollar was equivalent to 9,825 rupiah at December 31, 2005, 9,066 rupiah at March 31, 2006, and 9,288 rupiah at June 30, 2006. PT Freeport Indonesia recorded gains (losses) to production costs totaling $(0.2) million in the second quarter of 2006, $0.4 million in the second quarter of 2005, $(0.1) million in the first six months of 2006 and $0.1 million in the first six months of 2005 related to its rupiah-denominated net monetary assets and liabilities. PT Freeport Indonesia’s labor costs are mostly rupiah denominated. At estimated aggregate annual rupiah payments of 1.6 trillion for operating costs and an exchange rate of 9,288 rupiah to one U.S. dollar, the exchange rate as of June 30, 2006, a one-thousand-rupiah increase in the exchange rate would result in an approximate $16 million decrease in aggregate annual operating costs. A one-thousand-rupiah decrease in the exchange rate would result in an approximate $20 million increase in aggregate annual operating costs.

Approximately 15 percent of PT Freeport Indonesia’s total purchases of materials, supplies and services are denominated in Australian dollars. The exchange rate was $0.73 to one Australian dollar at December 31, 2005, $0.72 to one Australian dollar at March 31, 2006, and $0.74 to one Australian dollar at June 30, 2006. At estimated annual aggregate Australian dollar payments of 225 million and an exchange rate of $0.74 to one Australian dollar, the exchange rate as of June 30, 2006, a $0.01 increase or decrease in the exchange rate would result in an approximate $2 million change in aggregate annual operating costs.

At times, PT Freeport Indonesia has entered into foreign currency forward contracts to hedge a portion of its aggregate anticipated Indonesian rupiah and/or Australian dollar payments. As of June 30, 2006, PT Freeport Indonesia had foreign currency contracts to hedge 375.0 billion in rupiah payments, including certain rupiah-based capital expenditures, or approximately 47 percent of aggregate projected rupiah payments for the remainder of 2006, at an average exchange rate of 10,111 rupiah to one U.S. dollar. PT Freeport Indonesia accounts for these contracts as cash flow hedges.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized for copper and gold sales, our production levels, production costs, cash payments for income taxes and interest, other working capital changes and other factors. Based on current mine plans and subject to future copper and gold prices, we expect to generate cash flows significantly greater than our budgeted capital expenditures and scheduled debt maturities, providing opportunities to reduce debt further and return cash to shareholders through dividends and share purchases. Common stock dividends totaled $352.5 million in the first six months of 2006, including $94.2 million ($0.50 per share) for a supplemental dividend paid on March 31, 2006 and $140.4 million ($0.75 per share) for a supplemental dividend paid on June 30, 2006. Our current regular annual common stock dividend, which is declared by our Board, is $1.25 per share, paid at a quarterly rate of $0.3125 per share. On August 1, 2006, our Board declared a supplemental dividend of $0.75 per share payable September 29, 2006 to shareholders of record on September 14, 2006.

We purchased 2.0 million shares of our common stock for $99.8 million ($49.94 per share average) during the second quarter of 2006 and have purchased a total of 7.8 million shares for $279.5 million ($36.05 per share average) under the Board authorized 20-million share open market purchase program. As of July 31, 2006, 12.2 million shares remain available under the Board authorized 20-million share open market purchase program.

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

Operating Activities
We generated operating cash flows totaling $375.9 million, net of $519.2 million that we used for working capital, during the first six months of 2006, compared with $620.5 million, including $162.6 million from working capital sources, during the first six months of 2005. Using estimated sales volumes for the remainder of 2006 and assuming average prices of $3.00 per pound of copper and $600 per ounce of gold for the remainder of 2006, we would generate operating cash flows approximating $1.6 billion in 2006, with over $1.2 billion in the second half of the year.

Investing Activities
Total capital expenditures of $110.3 million in the first six months of 2006 were nearly double the $59.3 million reported in the 2005 period. Our capital expenditures for the 2006 period included approximately $8 million for the DOZ expansion, $7 million for the Common Infrastructure project and $29 million for Big Gossan. Capital expenditures, including approximately $120 million for long-term projects, are estimated to total $250 million for 2006. In the first quarter of 2005, PT Freeport Indonesia received the $23.2 million balance of its share of insurance settlement proceeds related to its open-pit slippage claim, $2.0 million of which represented a recovery of property losses.

Financing Activities
As of June 30, 2006, we had total unrestricted cash and cash equivalents of $357.8 million and total outstanding debt of approximately $1.1 billion. Total debt was reduced by a net $184.1 million during the first six months of 2006, including $167.4 million for the mandatory redemption of FCX’s Gold-Denominated Preferred Stock, Series II. The mandatory redemption was based on average gold prices at the time of redemption ($548.92 per ounce) and totaled $236.4 million, resulting in a $69.0 million loss recognized in revenues ($36.6 million to net income or $0.17 per share). Other debt reductions in the first half of 2006 included:

•	privately negotiated transactions to induce conversion of $16.0 million of 7% Convertible Senior Notes due 2011 into 0.5 million shares of FCX common stock and

•	purchases in open-market transactions of $11.5 million of 10⅛% Senior Notes due 2010 for $12.6 million.

As a result of the induced conversions and open-market transactions, we recorded charges of $2.2 million ($1.5 million to net income, net of related reduction of interest expense, or $0.01 per share) in the first six months of 2006. In July 2006, we induced conversion of an additional $14.5 million of 7% Convertible Senior Notes due 2011 into 0.5 million shares of FCX common stock.

Following the debt repayments and redemption during the first six months of 2006, we have $92.1 million, including $25.8 million for the final redemption of our Silver-Denominated Preferred Stock, in debt maturities for the remainder of 2006, which can be funded with the $357.8 million of cash on hand. Debt maturities total $58.5 million for the three-year period of 2007 through 2009.

In July 2006, FCX and PT Freeport Indonesia entered into an amended credit agreement for a $465 million revolving credit facility compared with its previous $195 million facility that was scheduled to mature in September 2006. The new facility, which can be expanded to up to $500 million with additional lender commitments, matures in 2009 and no amounts are outstanding under the facility.

On August 1, 2006, we funded the final scheduled annual redemption payment on our Silver-Denominated Preferred Stock for $25.8 million. The mandatory redemption will result in a $12.5 million decrease in debt and a reduction of revenues of $13.3 million, $7.0 million to net income, in the third quarter of 2006.

During the first six months of 2005, total debt was reduced by $169.8 million, primarily reflecting a prepayment of $187.0 million of bank debt associated with Puncakjaya Power’s power-generating facilities at PT Freeport Indonesia’s mining operations and repurchases of $11.0 million of our 7.50% Senior Notes due 2006 and 7.20% Senior Notes due 2026, net of changes in other borrowings.

In the first six months of 2006, total common stock dividends were $352.5 million ($1.88 per share), including two supplemental dividends of $0.50 per share on March 31, 2006, and $0.75 per share on June 30, 2006. Since December 2004, we have paid six supplemental dividends totaling $551.7 million ($3.00 per share). In the first six months of 2005, we paid our regular quarterly dividend ($0.25 per share) in February and May and a supplemental common stock dividend of $0.50 per share in March, for total common stock dividends of $179.7 million for the 2005 period. The declaration and payment of dividends is at the discretion of our Board of Directors. The amount of our current quarterly cash dividend ($0.3125 per share) on our common stock and the possible payment of additional future supplemental cash dividends will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

During the first six months of 2006 and 2005, cash dividends on preferred stock of $30.3 million represent dividends on our 5½% Convertible Perpetual Preferred Stock. Each share of preferred stock was initially convertible into 18.8019 shares of our common stock, equivalent to an initial conversion price of approximately $53.19 per common share. The conversion rate is adjustable upon the occurrence of certain events, including any quarter that our common stock dividend exceeds $0.20 per share. As a result of the quarterly and supplemental common stock dividends paid through June 2006 discussed above, each share of preferred stock is now convertible into 20.2481 shares of FCX common stock, equivalent to a conversion price of approximately $49.39 per common share. Cash dividends to minority interests represent dividends paid to the minority interest owners of PT Freeport Indonesia and Puncakjaya Power. Pursuant to the restricted payment covenants in our 10⅛% Senior Notes and 6⅞% Senior Notes, the amount available for dividend payments, purchases of our common stock and other restricted payments as of June 30, 2006, was approximately $625 million.

In 2003, our Board of Directors approved a new open market share purchase program for up to 20 million shares, which replaced our previous program. Through July 31, 2006, we acquired 7.8 million shares for $279.5 million ($36.05 per share average), including 2.0 million shares in the second quarter of 2006 for $99.8 million ($49.94 per share average), and 12.2 million shares remain available. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, copper and gold prices and general economic and market conditions.

Debt Maturities. Below is a summary (in millions) of our total debt maturities based on loan balances as of June 30, 2006, and the original issue amount for mandatorily redeemable preferred stock.

	2006		2007	2008	2009	2010	Thereafter
Equipment loans and other	$6.8		$13.5	$13.5	$13.5	$10.2	$3.8
7.50% Senior Notes due 2006	55.4		-	-	-	-	-
Atlantic Copper debt	4.1		18.0	-	-	-	-
Redeemable preferred stock	12.5		-	-	-	-	-
10⅛% Senior Notes due 2010	-		-	-	-	272.4	-
7% Convertible Senior Notes due 2011[a]	-		-	-	-	-	307.7
6⅞% Senior Notes due 2014	-		-	-	-	-	340.3
7.20% Senior Notes due 2026	-		-	-	-	-	0.2
Total debt maturities	$78.8		$31.5	$13.5	$13.5	$282.6	$652.0
Pro forma adjustments	13.3	[b]	-	-	-	-	(14.5)[c]
Pro forma debt maturities	$92.1		$31.5	$13.5	$13.5	$282.6	$637.5

a.	Conversion price is $30.87 per share.
b.	Represents the additional amount due above the original issue amount of our Silver-Denominated Preferred Stock. The adjustment is based on the August 2006 redemption amount.
c.	Represents the amount of 7% Convertible Senior Notes due 2011 that we induced conversion of in July 2006 (see above).

NEW ACCOUNTING STANDARDS

Accounting for Stock-Based Compensation. As of June 30, 2006, we had four stock-based employee compensation plans and two stock-based director compensation plans. Prior to January 1, 2006, we accounted for options granted under all of our plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” APB Opinion No. 25 required compensation cost for stock options to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock (i.e., the intrinsic value). Because all the plans require that the option exercise price be at least the market price on the date of grant, we recognized no compensation cost on the grant or exercise of our employees’ options through December 31, 2005. Other awards under the plans did result in compensation costs being recognized in earnings based on the projected intrinsic value for restricted stock units to be granted in lieu of cash compensation and the intrinsic value on the reporting or exercise date for cash-settled stock appreciation rights (SARs).

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

As a result of adopting SFAS No. 123R on January 1, 2006, our income before income taxes and minority interests for the three months ended June 30, 2006, was $6.8 million lower and net income was $4.0 million ($0.02 per basic and diluted share) lower, and our income before income taxes and minority interests for the six months ended June 30, 2006, was $15.9 million lower and net income was $9.3 million ($0.05 per basic share and $0.04 per diluted share) lower than if we had continued to account for share-based compensation under APB Opinion No. 25.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows generated by tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $22.5 million excess tax benefit classified as a financing cash inflow in the Consolidated Statements of Cash Flows for the six months ended June 30, 2006 would have been classified as an operating cash inflow if we had not adopted SFAS No. 123R.

Compensation cost charged against earnings for stock-based awards is shown below (in thousands). We did not capitalize any stock-based compensation costs to fixed assets during the periods presented.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005
Production and delivery costs	$5,505		$1,288		$11,584		$2,582
General and administrative expenses	6,294	[a]	2,175	[a,b]	13,146	[a]	5,300	[a,b]
Exploration expenses	316		-		743		-
Total stock-based compensation cost	$12,115		$3,463		$25,473		$7,882

a.
Amounts are before Rio Tinto’s share of joint venture reimbursements for employee exercises of in-the-money stock options which reduced general and administrative expenses by $2.6 million in the 2006 quarter, $0.1 million in the 2005 quarter, $7.1 million in the 2006 six-month period and $3.0 million in the 2005 six-month period.

b.
Includes amortization of the intrinsic value of FCX’s Class A stock options that were converted to Class B stock options in 2002 totaling $0.5 million for the 2005 quarter and $1.0 million for the 2005 six-month period.

As of June 30, 2006, total compensation cost related to nonvested stock option awards not yet recognized in earnings was $60.9 million.

Deferred Mining Costs. On January 1, 2006, we adopted EITF 04-6, which requires that stripping costs incurred during production be considered costs of the extracted minerals and included as a component of inventory to be recognized in cost of sales in the same period as the revenue from the sale of inventory. Upon adoption of EITF 04-6, we recorded our deferred mining costs asset ($285.4 million) at December 31, 2005, net of taxes, minority interest share and inventory effects ($135.9 million), as a cumulative effect adjustment to reduce our retained earnings on January 1, 2006. In addition, stripping costs incurred in 2006 and later periods are now charged to cost of sales as incurred. As a result of adopting EITF 04-6 on January 1, 2006, our income before income taxes and minority interests for the three months ended June 30, 2006, was $5.9 million lower and net income was $3.2 million ($0.02 per basic share and $0.01 per diluted share) lower, and our income before income taxes and minority interests for the six months ended June 30, 2006, was $38.7 million lower and net income was $20.6 million ($0.11 per basic share and $0.09 per diluted share) lower than if we had not adopted EITF 04-6 and continued to defer stripping costs. Adoption of the new guidance has no impact on our cash flows.

Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the first fiscal year beginning after December 15, 2006. We are reviewing the provisions of FIN 48 and have not yet determined the impact of adoption.

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

2.
Noncash and nonrecurring costs consist of items such as stock-based compensation costs starting January 1, 2006 (see “New Accounting Standards”), write-offs of equipment or unusual charges. They are removed from site production and delivery costs in the calculation of unit net cash costs.

3.
Gold and silver revenues, excluding any impacts from redemption of our gold-and silver-denominated preferred stocks, are reflected as credits against site production and delivery costs in the by-product method.

Three Months Ended June 30, 2006
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold		Silver		Total
Revenues, after adjustments shown below	$741,511	$741,511	$175,763		$10,750		$928,024

Site production and delivery, before net noncash
and nonrecurring costs shown below	270,904	216,458	51,308		3,138		270,904
Gold and silver credits	(186,513)	-	-		-		-
Treatment charges	107,196 [a]	85,652 [b]	20,302	[b]	1,242	[b]	107,196
Royalty on metals	22,934	18,325	4,344		265		22,934
Unit net cash costs	214,521	320,435	75,954		4,645		401,034
Depreciation and amortization	33,910	27,095	6,422		393		33,910
Noncash and nonrecurring costs, net	10,404	8,313	1,970		121		10,404
Total unit costs	258,835	355,843	84,346		5,159		445,348
Revenue adjustments, primarily for pricing on
prior period open sales	237,274	237,274	-		-		237,274
PT Smelting intercompany profit elimination	(7,849)	(6,271)	(1,487)		(91)		(7,849)
Gross profit	$712,101	$616,671	$89,930		$5,500		$712,101

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$928,024	$270,904	$33,910
Net noncash and nonrecurring costs per above	N/A	10,404	N/A
Less: Treatment charges per above	(107,196)	N/A	N/A
Royalty per above	(22,934)	N/A	N/A
Revenue adjustments, primarily for pricing on
prior period open sales per above	237,274	N/A	N/A
Mining and exploration segment	1,035,168	281,308	33,910
Smelting and refining segment	593,134	560,375	7,410
Eliminations and other	(202,100)	(236,076)	2,035
As reported in FCX’s consolidated financial
statements	$1,426,202	$605,607	$43,355

Three Months Ended June 30, 2005
	By-Product	Co-Product Method
(In Thousands)	Method	Copper		Gold		Silver		Total
Revenues, after adjustments shown below	$480,076	$480,076		$264,040		$7,406		$751,522

Site production and delivery, before net noncash
and nonrecurring costs shown below	221,071 [c]	141,221	[d]	77,671	[d]	2,179	[d]	221,071
Gold and silver credits	(271,446)	-		-		-		-
Treatment charges	67,867	43,354		23,844		669		67,867
Royalty on metals	17,741	11,333		6,233		175		17,741
Unit net cash costs	35,233	195,908		107,748		3,023		306,679
Depreciation and amortization	44,217	28,246		15,535		436		44,217
Noncash and nonrecurring costs, net	2,284	1,459		802		23		2,284
Total unit costs	81,734	225,613		124,085		3,482		353,180
Revenue adjustments, primarily for pricing on
prior period open sales	12,472	12,472		-		-		12,472
PT Smelting intercompany profit recognized	2,552	1,630		897		25		2,552
Gross profit	$413,366	$268,565		$140,852		$3,949		$413,366

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery		Depreciation and Amortization
Totals presented above	$751,522	$221,071		$44,217
Net noncash and nonrecurring costs per above	N/A	2,284		N/A
Less: Treatment charges per above	(67,867)	N/A		N/A
Royalty per above	(17,741)	N/A		N/A
Revenue adjustments, primarily for pricing on
prior period open sales per above	12,472	N/A		N/A
Mining and exploration segment	678,386	223,355		44,217
Smelting and refining segment	331,897	321,909		7,141
Eliminations and other	(107,374)	(154,678)		2,801
As reported in FCX’s consolidated financial
statements	$902,909	$390,586		$54,159

a.
Includes $14.4 million or $0.07 per pound for adjustments to prior quarters’ concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices since March 31, 2006.

b.
Includes $11.5 million or $0.05 per pound for copper, $2.7 million or $9.84 per ounce for gold and $0.2 million or $0.20 per ounce for silver for adjustments to prior quarters’ concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices since March 31, 2006.

c.
Net of deferred mining costs totaling $20.6 million or $0.07 per pound. Following adoption of EITF 04-6 on January 1, 2006 (see Note 3 and New Accounting Standards), stripping costs are no longer deferred.

d.	Net of deferred mining costs totaling $13.2 million or $0.04 per pound for copper, $7.2 million or $11.74 per ounce for gold and $0.2 million or $0.19 per ounce for silver (see Note c above).

Six Months Ended June 30, 2006
	By-Product	Co-Product Method
(In Thousands)	Method	Copper		Gold		Silver		Total
Revenues, after adjustments shown below	$1,460,234	$1,460,234		$458,561		$18,507		$1,937,302

Site production and delivery, before net noncash
and nonrecurring costs shown below	545,913	411,480		129,218		5,215		545,913
Gold and silver credits	(477,068)	-		-		-		-
Treatment charges	190,839 [a]	143,844	[b]	45,172	[b]	1,823	[b]	190,839
Royalty on metals	42,869	32,312		10,147		410		42,869
Unit net cash costs	302,553	587,636		184,537		7,448		779,621
Depreciation and amortization	67,683	51,016		16,021		646		67,683
Noncash and nonrecurring costs, net	22,072	16,637		5,224		211		22,072
Total unit costs	392,308	655,289		205,782		8,305		869,376
Revenue adjustments, primarily for pricing on
prior period open sales and gold hedging	128,357 [c]	197,319		(68,962)		-		128,357
PT Smelting intercompany profit recognized	12,979	9,783		3,072		124		12,979
Gross profit	$1,209,262	$1,012,047		$186,889		$10,326		$1,209,262

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery		Depreciation and Amortization
Totals presented above	$1,937,302	$545,913		$67,683
Net noncash and nonrecurring costs per above	N/A	22,072		N/A
Less: Treatment charges per above	(190,839)	N/A		N/A
Royalty per above	(42,869)	N/A		N/A
Revenue adjustments, primarily for pricing on
prior period open sales and hedging per above	128,357	N/A		N/A
Mining and exploration segment	1,831,951	567,985		67,683
Smelting and refining segment	1,109,238	1,051,812		14,816
Eliminations and other	(428,865)	(536,275)		4,106
As reported in FCX’s consolidated financial
statements	$2,512,324	$1,083,522		$86,605

Six Months Ended June 30, 2005
	By-Product	Co-Product Method
(In Thousands)	Method	Copper		Gold		Silver		Total
Revenues, after adjustments shown below	$995,096	$995,096		$515,038		$16,506		$1,526,640

Site production and delivery, before net noncash
and nonrecurring costs shown below	414,425 [d]	270,131	[e]	139,813	[e]	4,481	[e]	414,425
Gold and silver credits	(531,544)	-		-		-		-
Treatment charges	139,353	90,833		47,013		1,507		139,353
Royalty on metals	36,519	23,804		12,320		395		36,519
Unit net cash costs	58,753	384,768		199,146		6,383		590,297
Depreciation and amortization	91,142	59,408		30,749		985		91,142
Noncash and nonrecurring costs, net	2,808	1,831		947		30		2,808
Total unit costs	152,703	446,007		230,842		7,398		684,247
Revenue adjustments, primarily for pricing on
prior period open sales	15,016	15,016		-		-		15,016
PT Smelting intercompany profit elimination	(25)	(16)		(9)		-		(25)
Gross profit	$857,384	$564,089		$284,187		$9,108		$857,384

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$1,526,640	$414,425	$91,142
Net noncash and nonrecurring costs per above	N/A	2,808	N/A
Less: Treatment charges per above	(139,353)	N/A	N/A
Royalty per above	(36,519)	N/A	N/A
Revenue adjustments, primarily for pricing on
prior period open sales per above	15,016	N/A	N/A
Mining and exploration segment	1,365,784	417,233	91,142
Smelting and refining segment	604,013	585,486	14,230
Eliminations and other	(263,823)	(247,127)	5,713
As reported in FCX’s consolidated financial
statements	$1,705,974	$755,592	$111,085

a.
Includes $12.4 million or $0.03 per pound for adjustments to 2005 concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices since December 31, 2005.

b.
Includes $9.3 million or $0.02 per pound for copper, $2.9 million or $3.91 per ounce for gold and $0.1 million or $0.08 per ounce for silver for adjustments to 2005 concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices since December 31, 2005.

c.	Includes a $69.0 million or $0.16 per pound loss on the redemption of FCX’s Gold-Denominated Preferred Stock, Series II.
d.
Net of deferred mining costs totaling $52.8 million or $0.08 per pound. Following adoption of EITF 04-6 on January 1, 2006 (see Note 3 and New Accounting Standards), stripping costs are no longer deferred.

e.	Net of deferred mining costs totaling $34.4 million or $0.05 per pound for copper, $17.8 million or $14.70 per ounce for gold and $0.6 million or $0.25 per ounce for silver (see Note d above).

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Smelting and refining segment production costs reported
in FCX’s consolidated financial statements	$560,375	$321,909	$1,051,812	$585,486
Less:
Raw material purchase costs	(409,477)	(209,199)	(735,418)	(406,470)
Production costs of anodes sold	(1,524)	(2,368)	(6,049)	(5,766)
Other	3,335	179	4,447	(1,034)
Credits:
Gold and silver revenues	(118,816)	(78,473)	(248,859)	(110,421)
Acid and other by-product revenues	(6,279)	(7,291)	(12,938)	(14,591)
Production costs used in calculating cathode cash unit
cost per pound	$27,614	$24,757	$52,995	$47,204

Pounds of cathode produced	131,500	137,800	260,900	269,500

Cathode cash unit cost per pound	$0.21	$0.18	$0.20	$0.18

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating costs - PT Smelting (100%)	$31,438	$17,623	$55,404	$36,074
Add: Gold and silver refining charges	1,039	1,119	2,505	2,075
Less: Acid and other by-product revenues	(3,666)	(3,641)	(7,402)	(7,502)
Other	3,522	(400)	1,922	(898)
Production costs used in calculating cathode cash unit
cost per pound	$32,333	$14,701	$52,429	$29,749

Pounds of cathode produced	127,300	146,100	269,700	289,600

Cathode cash unit cost per pound	$0.25	$0.10	$0.19	$0.10

Reconciliation to Amounts Reported
Operating costs per above	$(31,438)	$(17,623)	$(55,404)	$(36,074)
Other costs	(528,549)	(312,792)	(1,000,584)	(590,943)
Revenue and other income	568,252	340,904	1,078,729	648,130
PT Smelting net income	8,265	10,489	22,741	21,113

PT Freeport Indonesia’s 25% equity interest	2,066	2,622	5,685	5,278
Amortization of excess investment cost	(60)	(60)	(120)	(120)
Equity in PT Smelting earnings reported in FCX’s
consolidated financial statements	$2,006	$2,562	$5,565	$5,158

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

As reported in January 2006, we are responding to requests from governmental authorities in the United States and Indonesia for information about PT Freeport Indonesia, primarily relating to PT Freeport Indonesia’s support of Indonesian security institutions. As described in our Form 10-K for the year ended December 31, 2005, we provide support to assist security institutions deployed and directed by the Government of Indonesia with infrastructure, logistics and the hardship elements of posting in Papua and our practices adhere to the joint U.S. State Department-British Foreign Office Voluntary Principles on Security and Human Rights. We are cooperating with these requests.

Item 1A. Risk Factors.
The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2005, have not materially changed other than the updates set forth below, which should be read in conjunction with our 2005 Form 10-K.

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

Indonesian government officials have periodically raised questions regarding our compliance with Indonesian environmental laws and regulations and the terms of the Contracts of Work. In 2006, the Government of Indonesia created a joint team for “Periodic Evaluation on Implementation of the PT-FI Contract of Work (COW)” to conduct a periodic evaluation every five years. The team consists of five working groups, whose members are from relevant ministries or agencies, covering production, state revenues, community development, environmental issues and security issues. We have conducted numerous working meetings with these groups. The joint team has indicated that it will issue its report shortly. We cannot assure you that the report will conclude that we are complying with all of the provisions of PT Freeport Indonesia’s Contract of Work. Separately, the Indonesian House of Representatives created a working committee on PT Freeport Indonesia. Members of this group have also visited our operations and held a number of hearings in Jakarta. We will continue to work with these groups to respond to their questions about our operations and our compliance with PT Freeport Indonesia’s COW.

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

In March 2006, the Indonesian Ministry of Environment announced the preliminary results of its PROPER environmental management audit, acknowledging the effectiveness of PT Freeport Indonesia’s environmental management practices in some areas while making several suggestions for improvement in others. We are working with the Ministry of Environment to address the issues raised as we complete the audit process.

We anticipate that we will continue to spend significant financial and managerial resources on environmental compliance. In addition, changes in Indonesian environmental laws or unanticipated environmental impacts from our operations could require us to incur significant unanticipated costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) In July 2006, we privately negotiated transactions with holders to induce conversion of $14.5 million of our $575 million 7% Convertible Senior Notes due 2011 into 0.5 million shares of our common stock. This transaction is in reliance on the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933.

(c) The following table sets forth common shares we repurchased during the three-month period ended June 30, 2006.

			Current Program[a]
Period	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased	Shares Available for Purchase

April 1 to 30, 2006	-	$-	-	14,244,200

May 1 to 31, 2006	-	-	-	14,244,200

June 1 to 30, 2006	1,997,900	49.94	1,997,900	12,246,300

Total	1,997,900	49.94	1,997,900

a.	In October 2003, our Board of Directors approved an open market share purchase program for up to 20 million shares, which replaced our previous program. The program does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 4, 2006 (the “Annual Meeting”). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The following matters were submitted to a vote of security holders during our Annual Meeting:

	Votes Cast For	Authority Withheld
1. Election of Directors:
Robert J. Allison, Jr.	146,967,385	15,793,239
Robert A. Day	158,967,066	3,793,558
Gerald J. Ford	161,144,159	1,616,465
H. Devon Graham, Jr.	149,795,985	12,964,639
J. Bennett Johnston	151,476,785	11,283,839
Bobby Lee Lackey	147,930,403	14,830,221
Gabrielle K. McDonald	151,498,577	11,262,047

James R. Moffett	158,787,892	3,972,732
B. M. Rankin, Jr.	151,510,240	11,250,384
J. Stapleton Roy	151,536,776	11,223,848
J. Taylor Wharton	147,946,553	14,814,071

There were no abstentions with respect to the election of directors.

				Broker
	For	Against	Abstentions	Non-Votes
2. Ratification of Ernst & Young LLP
as independent auditors	161,510,837	225,729	1,010,479	-
3. Proposal to adopt 2006 Stock
Incentive Plan	93,317,417	48,580,101	1,335,262	-
4. Stockholder proposal urging
management review its
policies relating to financial
support of the Indonesian
Government security personnel	8,828,837	115,848,160	18,555,783	19,514,265

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

Date: August 3, 2006

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

4.2
Amended and Restated Credit Agreement dated as of July 25, 2006, by and among FCX, PT Freeport Indonesia, JPMorgan Chase Bank, N.A. as Administrative Agent, Issuing Bank, Security Agent, JAA Security Agent and Syndication Agent, Citibank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and The Bank of Nova Scotia, as Co-Documentation Agents, U.S. Bank National Association, as FI Trustee, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, and the several financial institutions that are parties thereto. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FCX dated July 25, 2006 and filed July 26, 2006.

4.3
Senior Indenture dated as of November 15, 1996, from FCX to The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 of FCX filed November 5, 2001 (the FCX November 5, 2001 Form S-3).

4.4
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

4.5
Indenture dated as of January 29, 2003, from FCX to The Bank of New York, as Trustee, with respect to the 10⅛% Senior Notes due 2010. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated February 6, 2003.

4.6
Indenture dated as of February 11, 2003, from FCX to The Bank of New York, as Trustee, with respect to the 7% Convertible Senior Notes due 2011. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated February 11, 2003 and filed February 25, 2003.

4.7
Indenture dated as of February 3, 2004, from FCX to The Bank of New York, as Trustee, with respect to the 6⅞% Senior Notes due 2014. Incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2003 (the FCX 2003 Form 10-K).

4.8
Rights Agreement dated as of May 3, 2000, between FCX and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. Incorporated by reference to Exhibit 4.26 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 2000.

4.9	Amendment No. 1 to Rights Agreement dated as of February 26, 2002, between FCX and Mellon Investor Services. Incorporated by reference to Exhibit 4.16 to the FCX 2002 First Quarter Form 10-Q.

10.1	Contract of Work dated December 30, 1991, between the Government of the Republic of Indonesia and PT Freeport Indonesia. Incorporated by reference to Exhibit 10.1 to the FCX November 5, 2001 Form S-3.

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

Executive Compensation Plans and Arrangements (Exhibits 10.8 through 10.58)

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

10.36	Letter Agreement dated May 1, 1989, with Kent Associates, Inc. (Kent Associates, predecessor in interest to Kissinger Associates). Incorporated by reference to Exhibit 10.22 to the FCX 1997 Form 10-K.

10.37
Letter Agreement dated January 27, 1997, among Kissinger Associates, Kent Associates, FCX, Freeport-McMoRan Inc., and FMS. Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2001 (the FCX 2001 Form 10-K).

10.38
Supplemental Consulting Agreement with Kissinger Associates and Kent Associates, effective as of January 1, 2006. Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2005 (the FCX 2005 Form 10-K).

10.39
Agreement for Consulting Services between FTX and B. M. Rankin, Jr. effective as of January 1, 1990 (assigned to FMS as of January 1, 1996). Incorporated by reference to Exhibit 10.24 to the FCX 1997 Form 10-K.

10.40	Supplemental Agreement between FMS and B. M. Rankin, Jr. dated December 15, 1997. Incorporated by reference to Exhibit 10.25 to the FCX 1997 Form 10-K.

10.41	Supplemental Letter Agreement between FMS and B. M. Rankin, Jr., effective as of January 1, 2006. Incorporated by reference to Exhibit 10.38 to the FCX 2005 Form 10-K.

10.42	Letter Agreement effective as of January 7, 1997, between Senator J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.31 to the FCX 2001 Form 10-K.

10.43
Supplemental Letter Agreement dated July 14, 2003, between J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2003.

10.44	Supplemental Letter Agreement between FMS and J. Bennett Johnston, Jr., dated January 18, 2005. Incorporated by reference to Exhibit 10.40 to the FCX 2004 Form 10-K.

10.45	Supplemental Consulting Agreement between FMS and J. Bennett Johnston, Jr., effective as of January 1, 2006. Incorporated by reference to Exhibit 10.42 to the FCX 2005 Form 10-K.

10.46	Letter Agreement dated November 1, 1999, between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.33 to the FCX 1999 Form 10-K.

10.47	Supplemental Letter Agreement, between FMS and Gabrielle K. McDonald, effective as of January 1, 2006. Incorporated by reference to Exhibit 10.44 to the FCX 2005 Form 10-K.

10.48	Executive Employment Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.35 to the FCX 2001 Second Quarter Form 10-Q.

10.49	Executive Employment Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.36 to the FCX 2001 Second Quarter Form 10-Q.

10.50	Change of Control Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.37 to the FCX 2001 Second Quarter Form 10-Q.

10.51	Change of Control Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.38 to the FCX 2001 Second Quarter Form 10-Q.

10.52	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.36 to the FCX 2003 Form 10-K.

10.53	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.37 to the FCX 2003 Form 10-K.

10.54	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.38 to the FCX 2003 Form 10-K.

10.55	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.39 to the FCX 2003 Form 10-K.

10.56	Change of Control Agreement dated February 3, 2004, between FCX and Michael J. Arnold. Incorporated by reference to Exhibit 10.40 to the FCX 2003 Form 10-K.

10.57	Change of Control Agreement dated February 3, 2004, between FCX and Mark J. Johnson. Incorporated by reference to Exhibit 10.41 to the FCX 2003 Form 10-K.

10.58	Change of Control Agreement dated February 3, 2004, between FCX and Kathleen L. Quirk. Incorporated by reference to Exhibit 10.42 to the FCX 2003 Form 10-K.

15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d - 14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d - 14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.