Form 10-Q
period 2006-09-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2006-11-02
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

On September 30, 2006, there were issued and outstanding 196,927,613 shares of the registrant’s Class B Common Stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

FREEPORT-McMoRan COPPER & GOLD INC.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2006	2005
	(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$698,890	$763,599
Accounts receivable	551,371	687,969
Inventories	751,534	565,019
Prepaid expenses and other	31,169	5,795
Total current assets	2,032,964	2,022,382
Property, plant, equipment and development costs, net	3,112,618	3,088,931
Deferred mining costs	-	285,355
Other assets	108,182	119,999
Investment in PT Smelting	26,625	33,539
Total assets	$5,280,389	$5,550,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$601,397	$573,560
Accrued income taxes	169,489	327,041
Current portion of long-term debt and short-term borrowings	72,577	253,350
Unearned customer receipts	41,756	57,184
Rio Tinto share of joint venture cash flows	30,425	125,809
Accrued interest payable	10,974	32,034
Total current liabilities	926,618	1,368,978
Long-term debt, less current portion:
Senior notes	612,900	624,365
Equipment and other loans	44,394	54,529
Atlantic Copper debt	37,571	37
Convertible senior notes	7,071	323,667
Total long-term debt, less current portion	701,936	1,002,598
Accrued postretirement benefits and other liabilities	247,242	210,259
Deferred income taxes	803,695	902,386
Minority interests	208,649	222,991
Stockholders’ equity:
Convertible perpetual preferred stock	1,100,000	1,100,000
Class B common stock	30,988	29,696
Capital in excess of par value of common stock	2,660,523	2,212,246
Retained earnings	1,346,462	1,086,191
Accumulated other comprehensive income	3,224	10,749
Common stock held in treasury	(2,748,948)	(2,595,888)
Total stockholders’ equity	2,392,249	1,842,994
Total liabilities and stockholders’ equity	$5,280,389	$5,550,206

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Amounts)
Revenues	$1,636,049	$983,270	$4,148,373	$2,689,244
Cost of sales:
Production and delivery	791,385	434,368	1,874,907	1,189,960
Depreciation and amortization	60,827	61,646	147,432	172,731
Total cost of sales	852,212	496,014	2,022,339	1,362,691
Exploration expenses	3,341	2,159	8,695	6,421
General and administrative expenses	45,062	25,546	110,828	72,539
Total costs and expenses	900,615	523,719	2,141,862	1,441,651
Operating income	735,434	459,551	2,006,511	1,247,593
Equity in PT Smelting earnings	1,508	1,315	7,073	6,473
Interest expense, net	(18,556)	(33,330)	(62,251)	(106,170)
Losses on early extinguishment and
conversion of debt	(29,886)	(38,416)	(32,126)	(38,379)
Gains on sales of assets	21,078	-	29,689	-
Other income, net	6,252	3,605	17,215	19,700
Income before income taxes and minority
interests	715,830	392,725	1,966,111	1,129,217
Provision for income taxes	(303,844)	(186,712)	(835,810)	(539,424)
Minority interests in net income of
consolidated subsidiaries	(46,199)	(25,083)	(115,359)	(72,971)
Net income	365,787	180,930	1,014,942	516,822
Preferred dividends	(15,125)	(15,125)	(45,375)	(45,375)
Net income applicable to common stock	$350,662	$165,805	$969,567	$471,447

Net income per share of common stock:
Basic	$1.85	$0.93	$5.14	$2.64
Diluted	$1.67	$0.86	$4.64	$2.48

Average common shares outstanding:
Basic	189,554	177,895	188,659	178,513
Diluted	221,077	219,824	221,434	220,285

Dividends paid per share of common stock	$1.0625	$0.75	$2.9375	$1.75

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(In Thousands)
Cash flow from operating activities:
Net income	$1,014,942	$516,822
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	147,432	172,731
Minority interests’ share of net income	115,359	72,971
Deferred income taxes	12,660	(24,085)
Stock-based compensation	39,075	13,255
Long-term compensation and postretirement benefits	12,207	3,082
Losses on early extinguishment and conversion of debt	32,126	38,379
Gains on sales of assets	(29,689)	-
Equity in PT Smelting earnings	(7,073)	(6,473)
Increase in deferred mining costs	-	(68,610)
Elimination of profit on PT Freeport Indonesia
sales to PT Smelting	7,368	3,120
Provision for inventory obsolescence	4,500	4,500
Other	19,380	2,606
(Increases) decreases in working capital:
Accounts receivable	131,465	5,582
Inventories	(182,055)	7,772
Prepaid expenses and other	(24,462)	(5,696)
Accounts payable and accrued liabilities	18,199	56,084
Rio Tinto share of joint venture cash flows	(95,384)	8,068
Accrued income taxes	(147,595)	82,919
(Increase) decrease in working capital	(299,832)	154,729
Net cash provided by operating activities	1,068,455	883,027

Cash flow from investing activities:
PT Freeport Indonesia capital expenditures	(165,070)	(85,793)
Atlantic Copper and other capital expenditures	(12,942)	(9,814)
Sales of assets	32,613	-
Investment in PT Smelting	(1,855)	-
Proceeds from insurance settlement	-	2,016
Net cash used in investing activities	(147,254)	(93,591)

Cash flow from financing activities:
Proceeds from debt	125,363	47,308
Repayments of debt	(322,181)	(460,309)
Purchases of FCX common shares	(99,783)	(80,227)
Cash dividends paid:
Common stock	(558,818)	(312,936)
Preferred stock	(45,375)	(45,376)
Minority interests	(113,526)	(104,773)
Net proceeds from exercised stock options	14,446	8,508
Excess tax benefit from exercised stock options	20,663	-
Other	(6,699)	(236)
Net cash used in financing activities	(985,910)	(948,041)
Net decrease in cash and cash equivalents	(64,709)	(158,605)
Cash and cash equivalents at beginning of year	763,599	551,450
Cash and cash equivalents at end of period	$698,890	$392,845

The accompanying notes are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL
The accompanying unaudited consolidated financial statements should be read in conjunction with Freeport-McMoRan Copper & Gold Inc.’s (FCX) consolidated financial statements and notes contained in its 2005 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the nine-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. All significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the 2006 presentation. Changes in the accounting principles applied during 2006 are discussed below in Notes 2 and 3.

2.	STOCK-BASED COMPENSATION
Accounting for Stock-Based Compensation. As of September 30, 2006, FCX has four stock-based employee compensation plans and two stock-based director compensation plans. Prior to January 1, 2006, FCX accounted for options granted under all of its plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” APB Opinion No. 25 required compensation cost for stock options to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock (i.e., the intrinsic value). Because all the plans require that the option exercise price be at least the market price on the date of grant, FCX recognized no compensation cost on the grant or exercise of its employees’ options through December 31, 2005. Other awards under the plans did result in compensation costs being recognized in earnings based on the intrinsic value on the date of grant for restricted stock units and the intrinsic value on the reporting or exercise date for cash-settled stock appreciation rights (SARs).

Effective January 1, 2006, FCX adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” or “SFAS No. 123R,” using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all stock option awards granted to employees prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation costs for all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, other stock-based awards charged to expense under SFAS No. 123 continue to be charged to expense under SFAS No. 123R. These include restricted stock units and SARs. Results for prior periods have not been restated. FCX has elected to recognize compensation costs for awards that vest over several years on a straight-line basis over the vesting period. FCX’s stock option awards provide for employees to receive an additional year of vesting after an employee retires. For awards granted after January 1, 2006, to retirement-eligible employees, FCX records one year of amortization of the awards’ value on the date of grant. Certain restricted stock units are performance-based awards with accelerated vesting upon retirement. Therefore, in accordance with SFAS No. 123R and consistent with prior years’ accounting, FCX recognizes the compensation cost for restricted stock units granted to retirement-eligible employees in the period during which the employee performs the service related to the grant. The services are performed in the calendar year preceding the date of grant. In addition, prior to adoption of SFAS No. 123R, FCX recognized forfeitures as they occurred in its SFAS No. 123 pro forma disclosures. Beginning January 1, 2006, FCX includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of the awards.

As a result of adopting SFAS No. 123R on January 1, 2006, FCX’s income before income taxes and minority interests for the three months ended September 30, 2006, was $5.7 million lower and net income was $3.3 million ($0.02 per basic share and $0.01 per diluted share) lower, and FCX’s income before income taxes and minority interests for the nine months ended September 30, 2006, was $21.6 million lower and net income was $12.5 million ($0.07 per basic share and $0.06 per diluted share) lower than if it had continued to account for share-based compensation under APB Opinion No. 25.

Prior to the adoption of SFAS No. 123R, FCX presented all tax benefits resulting from the exercise of stock options as operating cash flows in its Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows generated by tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $20.7 million excess tax benefit classified as a financing cash inflow in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2006, would have been classified as an operating cash inflow if FCX had not adopted SFAS No. 123R.

Stock-Based Compensation Plans. As discussed above, FCX currently has six stock-based compensation plans and all are shareholder approved. As of September 30, 2006, only four of the plans, which are discussed below, have awards available for grant.

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

Awards granted under all of the plans generally expire 10 years after the date of grant and vest in 25 percent annual increments beginning one year from the date of grant. The plans provide for employees to receive the following year’s vesting after retirement and provide for accelerated vesting if there is a change in control (as defined in the plans). Awards for 12.0 million shares under the 2006 Plan, 0.5 million shares under the 2004 Plan, 1.1 million shares under the 2003 Plan and 0.1 million shares under the 1999 Plan were available for new grants as of September 30, 2006.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Stock options awarded to employees (including directors)	$5,729	$516 [a]	$21,606	$1,550 [a]
Stock options awarded to nonemployees	1,291	271	2,150	858
Restricted stock units in lieu of cash awards	7,270	4,454	14,099	10,517
Restricted stock units awarded to directors	192	123	1,220	330
Stock appreciation rights	(127)	1,537	825	1,636
Total stock-based compensation cost[b]	14,355	6,901	39,900	14,891
Tax benefit	(5,283)	(2,226)	(14,238)	(4,445)
Minority interest share	(781)	(331)	(2,100)	(662)
Impact on net income	$8,291	$4,344	$23,562	$9,784

a.	Represents amortization of the intrinsic value of FCX’s Class A stock options that were converted to Class B stock options in 2002.
b.
Amounts are before Rio Tinto’s share of the cost of employee exercises of in-the-money stock options which increased consolidated general and administrative expenses by $1.0 million in the 2006 quarter and which decreased consolidated general and administrative expenses by $2.9 million in the 2005 quarter, $6.1 million in the 2006 nine-month period and $5.9 million in the 2005 nine-month period.

The following table illustrates the effect on net income and earnings per share for the three months ended September 30, 2005 and the nine months ended September 30, 2005, if FCX had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards granted under FCX’s stock-based compensation plans (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income applicable to common stock, as reported	$165,805	$471,447
Add: Stock-based employee compensation expense
included in reported net income for stock option
conversions, SARs and restricted stock units,
net of taxes and minority interests	4,675	9,132
Deduct: Total stock-based employee compensation
expense determined under fair value-based method
for all awards, net of taxes and minority interests	(7,892)	(18,646)
Pro forma net income applicable to common stock	$162,588	$461,933

Earnings per share:
Basic - as reported	$0.93	$2.64
Basic - pro forma	$0.91	$2.59

Diluted - as reported	$0.86	$2.48
Diluted - pro forma	$0.86	$2.45

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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Fair value per stock option	$14.52	$13.97
Risk-free interest rate	3.8%	3.9%
Expected volatility rate	45%	46%
Expected life of options (in years)	6	6
Assumed annual dividend	$1.00	$1.00

Options and SARs. A summary of options outstanding as of September 30, 2006, including 142,593 SARs, and changes during the nine months ended September 30, 2006 follow:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value
	Options	Option Price	Term (years)	($000)
Balance at January 1	7,355,612	$31.43
Granted	1,126,250	62.88
Exercised	(2,578,059)	26.56
Expired/Forfeited	(65,873)	39.12
Balance at September 30	5,837,930	39.60	8.04	$90,484

Vested and exercisable at September 30	628,415	22.53	5.36	$19,315

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model. The assumptions used to value stock option awards during the nine months ended September 30, 2006, are noted in the following table. Expected volatility is based on implied volatilities from traded options on FCX’s stock and historical volatility of FCX’s stock. FCX uses historical data to estimate future option exercises, forfeitures and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected dividend rate is calculated as the annual dividend (excludes supplemental dividends) at the date of grant divided by the average stock price for the one-year period preceding the grant date. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option at the grant date.

Expected volatility	33.3%-42.2%
Weighted average volatility	37.7%
Expected life of options (in years)	4.0
Expected dividend rate	2.9%
Risk-free interest rate	4.4%

The average grant-date fair value of options granted during the first nine months of 2006, was $17.67 per option. The total intrinsic value of options exercised during the first nine months of 2006 was $94.8 million. As of September 30, 2006, FCX had $52.3 million of total unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted average period of 1.2 years.

The following table includes amounts related to exercises of stock options and SARs and vesting of restricted stock units during the first nine months of 2006 (in millions, except shares tendered):

FCX shares tendered to pay the exercise price
and/or the minimum required taxes[a]	809,926
Cash received from stock option exercises	$36.0
Actual tax benefit realized for the tax deductions
from stock option exercises	$30.6
Amounts FCX paid for employee taxes related
to stock option exercises	$21.5
Amounts FCX paid for exercised SARs	$2.1

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

FCX granted 354,677 restricted stock units in the first nine months of 2006. A summary of outstanding unvested restricted stock units as of September 30, 2006, and activity during the nine months ended September 30, 2006 is presented below:

		Weighted
		Average	Aggregate
	Number of	Remaining	Intrinsic
	Restricted	Contractual	Value
	Stock Units	Term (years)	($000)
Balance at January 1	317,258
Granted	354,677
Vested	(140,362)
Forfeited	-
Balance at September 30	531,573	1.99	$28,312

The grant-date fair value of restricted stock units granted to FCX senior executives during the nine months ended September 30, 2006, was $21.2 million. Because this is a performance-based award and the requisite service period under SFAS No. 123R is considered to be the calendar year prior to the grant date, the entire value of this award on the date of grant was charged to expense during the calendar year prior to the date of grant.

The total grant-date fair value of restricted stock units granted to FCX directors during the nine months ended September 30, 2006, was $1.2 million. The total intrinsic value of restricted stock units vesting during the nine months ended September 30, 2006, was $8.7 million. As of September 30, 2006, FCX had $1.1 million of total unrecognized compensation cost related to unvested restricted stock units expected to be recognized over a weighted average period of 1.3 years.

3.	DEFERRED MINING COSTS
On January 1, 2006, FCX adopted Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (EITF 04-6), which requires that stripping costs incurred during production be considered costs of the extracted minerals and included as a component of inventory to be recognized in cost of sales in the same period as the revenue from the sale of inventory. Upon adoption of EITF 04-6, FCX recorded its deferred mining costs asset ($285.4 million) at December 31, 2005, net of taxes, minority interest share and inventory effects ($135.9 million), as a cumulative effect adjustment to reduce its retained earnings on January 1, 2006. In addition, stripping costs incurred in 2006 and later periods are now charged to cost of sales as incurred. As a result of adopting EITF 04-6 on January 1, 2006, FCX’s income before income taxes and minority interests for the three months ended September 30, 2006, was $9.6 million lower and net income was $5.1 million ($0.03 per basic share and $0.02 per diluted share) lower, and FCX’s income before income taxes and minority interests for the nine months ended September 30, 2006, was $48.3 million lower and net income was $25.6 million ($0.14 per basic share and $0.12 per diluted share) lower than if it had not adopted EITF 04-6 and continued to defer stripping costs. Adoption of the new guidance has no impact on FCX’s cash flows.

4.	EARNINGS PER SHARE
FCX’s basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year. The following is a reconciliation of net income and weighted-average common shares outstanding for purposes of calculating diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income before preferred dividends	$365,787	$180,930	$1,014,942	$516,822
Preferred dividends	(15,125)	(15,125)	(45,375)	(45,375)
Net income applicable to common stock	350,662	165,805	969,567	471,447
Plus income impact of assumed conversion of:
5½% Convertible Perpetual Preferred Stock	15,125	15,125	45,375	45,375
7% Convertible Senior Notes	2,871	9,177	12,994	29,786
Diluted net income applicable to common stock	$368,658	$190,107	$1,027,936	$546,608

Weighted average common shares outstanding	189,554	177,895	188,659	178,513
Add:
Shares issuable upon conversion, exercise or vesting of:
5½% Convertible Perpetual Preferred Stock	22,365	21,224	22,034	21,097
7% Convertible Senior Notes	7,590	18,410	9,248	18,553
Dilutive stock options	1,037	1,817	990	1,642
Restricted stock	531	478	503	480
Weighted average common shares outstanding for
purposes of calculating diluted net income per share	221,077	219,824	221,434	220,285

Diluted net income per share of common stock	$1.67	$0.86	$4.64	$2.48

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average options	1,004	-	896	1,821
Weighted average exercise price	$63.77	-	$63.77	$36.98

5.	INVENTORIES
The components of inventories follow (in thousands):

		September 30,	December 31,
		2006	2005
PT Freeport Indonesia:	Concentrates and stockpiles -
	Average cost	$13,484	$14,723
Atlantic Copper:	Concentrates - First in, first out (FIFO)	213,729	137,740
	Work in process - FIFO	183,091	144,951
	Finished goods - FIFO	7,782	2,975
Total product inventories		418,086	300,389
Total materials and supplies, net		333,448	264,630
Total inventories		$751,534	$565,019

The average cost method was used to determine the cost of essentially all materials and supplies inventory. Materials and supplies inventory is net of obsolescence reserves totaling $17.0 million at September 30, 2006, and $16.6 million at December 31, 2005.

6.	DEBT AND EQUITY TRANSACTIONS
As of September 30, 2006, FCX had total outstanding debt of $774.5 million. Total debt was reduced by a net $481.4 million during the first nine months of 2006, including the following transactions:

•	$286.1 million for the completion of a tender offer to induce conversion of FCX’s 7% Convertible Senior Notes due 2011 into 9.3 million shares of FCX common stock in the third quarter;

•	$167.4 million for the mandatory redemption of FCX’s Gold-Denominated Preferred Stock, Series II in the first quarter for $236.4 million;

•	$12.5 million for the final mandatory redemption of FCX’s Silver-Denominated Preferred Stock in the third quarter for $25.8 million;

•	$30.5 million for privately negotiated transactions to induce conversion of FCX’s 7% Convertible Senior Notes due 2011 into 1.0 million shares of FCX common stock; and

•	$11.5 million for purchase in an open market transaction of FCX’s 10⅛% Senior Notes due 2010 for $12.4 million.

FCX recorded charges of $43.1 million ($35.9 million to net income, net of related reduction of interest expense, or $0.16 per share) in the third quarter of 2006 and $114.3 million ($74.0 million to net income, net of related reduction of interest expense, or $0.33 per share) in the first nine months of 2006 in connection with these transactions. The portion of these charges related to the mandatory redemptions of FCX’s gold- and silver-denominated preferred stock are recorded in revenues in accordance with FCX’s accounting policy for these instruments and totaled $13.3 million in the third quarter of 2006 and $82.2 million in the first nine months of 2006.

In July 2006, FCX and PT Freeport Indonesia entered into an amended credit agreement for a $465 million revolving credit facility to refinance its previous $195 million facility that was scheduled to mature in September 2006. The new facility, which can be expanded to up to $500 million with additional lender commitments, matures in 2009 and no amounts are outstanding under the facility.

7.	INTEREST COST
Interest expense excludes capitalized interest of $2.8 million in the third quarter of 2006, $1.1 million in the third quarter of 2005, $6.9 million in the first nine months of 2006 and $2.9 million in the first nine months of 2005.

8.	EMPLOYEE BENEFITS
The components of net periodic pension benefit cost for the three months ended September 30, 2006 and 2005 follow (in thousands):

	FCX		PT Freeport Indonesia		Atlantic Copper
	2006	2005	2006	2005	2006	2005
Service cost	$99	$180	$953	$850	$-	$-
Interest cost	459	480	1,235	888	1,636	1,199
Expected return on plan assets	(33)	(118)	(614)	(333)	-	-
Amortization of prior service cost	1,051	1,057	236	212	-	-
Amortization of net actuarial loss	13	-	136	168	233	224
Net periodic benefit cost	$1,589	$1,599	$1,946	$1,785	$1,869	$1,423

The components of net periodic pension benefit cost for the nine months ended September 30, 2006 and 2005 follow (in thousands):

	FCX		PT Freeport Indonesia		Atlantic Copper
	2006	2005	2006	2005	2006	2005
Service cost	$191	$524	$2,858	$2,681	$-	$-
Interest cost	1,320	1,594	3,701	2,800	3,914	3,727
Expected return on plan assets	346	(374)	(1,841)	(1,052)	-	-
Amortization of prior service cost	3,153	3,020	708	668	-	-
Amortization of net actuarial loss	41	-	406	531	684	696
Net periodic benefit cost	$5,051	$4,764	$5,832	$5,628	$4,598	$4,423

9.	BUSINESS SEGMENTS
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

	Mining and Exploration		Smelting and Refining		Eliminations and Other	FCX Total
	(In Thousands)
Three months ended September 30, 2006:
Revenues	$1,262,364	[a]	$613,089		$(239,404)	$1,636,049
Production and delivery	363,478		581,357		(153,450)[b]	791,385
Depreciation and amortization	49,954		8,071		2,802	60,827
Exploration expenses	3,233		-		108	3,341
General and administrative expenses	36,290	[c]	3,598		5,174 [c]	45,062
Operating income (loss)	$809,409		$20,063		$(94,038)	$735,434
Equity in PT Smelting earnings	$-		$1,508		$-	$1,508
Interest expense, net	$877		$6,852		$10,827	$18,556
Provision for income taxes	$271,757		$-		$32,087	$303,844
Capital expenditures	$62,358		$6,760		$(1,451)	$67,667
Total assets	$3,945,830	[d]	$1,044,705	[e]	$289,854	$5,280,389

	Mining and Exploration		Smelting and Refining		Eliminations and Other	FCX Total
	(In Thousands)
Three months ended September 30, 2005:
Revenues	$771,190	[a]	$378,412		$(166,332)	$983,270
Production and delivery	247,001		351,517		(164,150)[b]	434,368
Depreciation and amortization	51,143		7,415		3,088	61,646
Exploration expenses	2,099		-		60	2,159
General and administrative expenses	38,394	[c]	2,268		(15,116)[c]	25,546
Operating income	$432,553		$17,212		$9,786	$459,551
Equity in PT Smelting earnings	$-		$1,315		$-	$1,315
Interest expense, net	$5,342		$4,140		$23,848	$33,330
Provision for income taxes	$146,610		$-		$40,102	$186,712
Capital expenditures	$32,447		$1,444		$2,425	$36,316
Total assets	$3,889,800	[d]	$723,149	[e]	$264,832	$4,877,781

Nine months ended September 30, 2006:
Revenues	$3,094,315	[a]	$1,722,327		$(668,269)	$4,148,373
Production and delivery	931,463		1,633,169		(689,725)[b]	1,874,907
Depreciation and amortization	117,637		22,887		6,908	147,432
Exploration expenses	8,479		-		216	8,695
General and administrative expenses	174,285	[c]	10,902		(74,359)[c]	110,828
Operating income	$1,862,451		$55,369		$88,691	$2,006,511
Equity in PT Smelting earnings	$-		$7,073		$-	$7,073
Interest expense, net	$5,758		$17,123		$39,370	$62,251
Provision for income taxes	$653,449		$-		$182,361	$835,810
Capital expenditures	$167,690		$12,942		$(2,620)	$178,012

Nine months ended September 30, 2005:
Revenues	$2,136,974	[a]	$982,425		$(430,155)	$2,689,244
Production and delivery	664,234		937,003		(411,277)[b]	1,189,960
Depreciation and amortization	142,285		21,645		8,801	172,731
Exploration expenses	6,263		-		158	6,421
General and administrative expenses	90,001	[c]	8,173		(25,635)[c]	72,539
Operating income (loss)	$1,234,191		$15,604		$(2,202)	$1,247,593
Equity in PT Smelting earnings	$-		$6,473		$-	$6,473
Interest expense, net	$16,966		$12,332		$76,872	$106,170
Provision for income taxes	$429,936		$-		$109,488	$539,424
Capital expenditures	$85,955		$7,307		$2,345	$95,607

a.
Includes PT Freeport Indonesia’s sales to PT Smelting totaling $457.6 million in the 2006 quarter, $214.1 million in the 2005 quarter, $1,065.5 million in the 2006 nine-month period and $643.1 million in the 2005 nine-month period.

b.
Includes deferral of intercompany profits on 25 percent of PT Freeport Indonesia’s sales to PT Smelting, for which the final sale to third parties has not occurred, totaling $20.3 million in the 2006 quarter, $3.1 million in the 2005 quarter, $7.4 million in the 2006 nine-month period and $3.1 million in the 2005 nine-month period.

c.
Includes charges to the mining and exploration segment for the in-the-money value of FCX stock option exercises which are eliminated in consolidation totaling $2.1 million in the 2006 quarter, $16.7 million in the 2005 quarter, $87.5 million in the 2006 nine-month period and $34.1 million in the 2005 nine-month period.

d.	Includes PT Freeport Indonesia’s trade receivables with PT Smelting totaling $166.1 million at September 30, 2006, and $98.2 million at September 30, 2005.
e.	Includes PT Freeport Indonesia’s equity investment in PT Smelting totaling $26.6 million at September 30, 2006, and $51.2 million at September 30, 2005.

10.	COMPREHENSIVE INCOME
A summary of FCX’s comprehensive income is shown below (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$365,787	$180,930	$1,014,942	$516,822
Other comprehensive income (loss):
Change in unrealized derivatives’ fair value, net of taxes
of $(0.5) million for the three months ended September
30, 2006, $1.8 million for the three months ended
September 30, 2005, $(0.7) million for the nine months
ended September 30, 2006 and $2.9 million for
the nine months ended September 30, 2005	1,435	(2,387)	(9,370)[a]	(3,732)
Reclass to earnings, net of taxes of $0.5 million
for the three months ended September 30, 2006, $1.5
million for the nine months ended September 30, 2006
and $0.2 million for the nine months ended September
30, 2005	1,590	(20)	1,929	(115)
Total comprehensive income	$368,812	$178,523	$1,007,501	$512,975

a.
Includes unrealized losses on PT Smelting’s hedging contracts to fix a portion of its revenues through 2007. At September 30, 2006, FCX had unrealized losses of $7.5 million in accumulated other comprehensive income related to these contracts.

11.	RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first nine months of 2006 was 28.7 to 1 compared with 11.1 to 1 for the 2005 period. For this calculation, earnings consist of income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. and subsidiaries as of September 30, 2006 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

New Orleans, Louisiana
October 31, 2006

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

Outlook
PT Freeport Indonesia’s share of annual sales in 2006 is currently projected to approximate 1.2 billion pounds of copper and 1.7 million ounces of gold. We expect our fourth-quarter operations to benefit from access to higher grade material, providing estimated sales of approximately 415 million pounds of copper and 470 thousand ounces of gold. At the Grasberg open-pit mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production, resulting in varying quarterly and annual sales of copper and gold. The achievement of PT Freeport Indonesia’s sales estimates will be dependent, among other factors, on the achievement of targeted mining rates, the successful operation of PT Freeport Indonesia production facilities, the impact of weather conditions at the end of fiscal periods on concentrate loading activities and other factors.

Sales volumes may vary from these estimates depending on the areas being mined within the Grasberg open pit. Based on current estimated sales volumes for the fourth quarter of 2006 and copper prices of approximately $3.25 per pound and gold prices of approximately $575 per ounce, we expect to generate operating cash flows approximating $1.7 billion in 2006. The impact on our projected 2006 cash flows for each $0.10 per pound change in copper prices in the balance of the year would approximate $20 million, including the effects of price changes on related royalty costs, and for each $25 per ounce change in gold prices in the balance of the year would approximate $6 million.

Our mine plans are based on latest available data and studies, which take into account factors such as mining and milling rates, ore grades and recoveries, economic conditions and geological/geotechnical considerations. We update these plans to incorporate new data and conditions, with the objective of operating safely, managing risks and maximizing economic values. While ongoing analyses may alter current expectations, average annual sales for the period 2006 - 2010 are estimated to approximate 1.24 billion pounds of copper and 1.9 million ounces of gold.

We are continuing to analyze our longer range mine plans to assess the optimal design of the Grasberg open pit, which may affect the timing of development of the Grasberg underground block cave ore body. The analysis is incorporating the latest geological and geotechnical studies, costs and other economic factors to develop the optimal timing for transitioning from the open pit to the Grasberg block cave. Our previous plan included the transition from the Grasberg open pit to the Grasberg block cave ore body in 2015. We expect to complete the current studies on longer range plans by year-end 2006.

Copper and Gold Markets
As shown in the graphs below, world metal prices for copper have fluctuated during the period from 1992 through October 2006 with the London Metal Exchange (LME) spot copper price varying from a low of approximately $0.60 per pound in 2001 to a record high of approximately $4.00 per pound on May 12, 2006, and world gold prices have fluctuated during the period from 1998 through October 2006 from a low of approximately $250 per ounce in 1999 to a high of approximately $725 per ounce on May 12, 2006. Current copper and gold prices reflect significantly higher levels of direct investment by commodity investors. This can be expected to result in higher levels of volatility in copper and gold prices and in the share prices of FCX and other commodity producers. Copper and gold prices are affected by numerous factors beyond our control as described further in our Form 10-K for the year ended December 31, 2005.

* Excludes Shanghai stocks, producer, consumer and merchant stocks.

The graph above presents LME spot copper prices and reported stocks of copper at the LME and New York Commodity Exchange (COMEX) through October 31, 2006. Since 2003 and through 2005, global demand exceeded supply, evidenced by the decline in exchange warehouse inventories. LME and COMEX inventories have risen from the 2005 lows in recent months but combined stocks of approximately 135,000 metric tons at September 29, 2006 represent less than three days of global consumption. Copper prices averaged $3.48 per pound in the third quarter of 2006, with prices ranging from $3.28 per pound to $3.73 per pound. The LME spot price closed at $3.36 per pound on October 31, 2006. Disruptions associated with strikes, unrest and other operational issues have resulted in a continuation of low levels of inventory. Future copper prices are expected to continue to be influenced by demand from China, economic performance in the United States (U.S.) and other industrialized countries, the timing of the development of new supplies of copper, production levels of mines and copper smelters and the level of direct participation by investors. We consider the current underlying supply and demand conditions in the global copper markets to be positive for our company.

After reaching new 25-year highs above $700 per ounce in the second quarter of 2006, prices declined in the third quarter to an average of $622 per ounce, with prices ranging from $574 per ounce to $672 per ounce. Gold prices continued to be supported by increased investment demand for gold, ongoing geopolitical tensions, a weak U.S. dollar, inflationary pressures, falling production from older mines, limited development of new mines and actions by gold producers to reduce hedge positions. The London gold price closed at $604 per ounce on October 31, 2006.

CONSOLIDATED RESULTS

Summary comparative results for the third-quarter and nine-month periods follow (in millions, except per share amounts):

	Third Quarter		Nine Months
	2006	2005	2006	2005
Revenues	$1,636.0	$983.3	$4,148.4	$2,689.2
Operating income	735.4	459.6	2,006.5	1,247.6
Net income applicable to common stock	350.7	165.8	969.6	471.4
Diluted net income per share of common stock	1.67	0.86	4.64	2.48

Consolidated revenues include PT Freeport Indonesia’s sale of copper concentrates, which also contain significant quantities of gold and silver, and the sale by Atlantic Copper of copper anodes, copper cathodes, and gold in anodes and slimes. Consolidated revenues for the third quarter of 2006 and the first nine months of 2006 were higher than consolidated revenues for the 2005 periods, reflecting substantially higher copper and gold prices than the 2005 periods, partly offset by lower PT Freeport Indonesia sales volumes. PT Freeport Indonesia mined lower grade ore and reported lower production and sales in the third quarter of 2006 (except for gold sales which were only slightly higher in the third quarter) and the first nine months of 2006, compared with the 2005 periods.

At September 30, 2006, our consolidated concentrate sales included 231.6 million pounds of copper recorded at an average price of $3.43 per pound, subject to final pricing. Final prices on these sales will be established over the next several months pursuant to terms of sales contracts. We estimate that a five-cent change in the price realized from the September price would have an approximate $12 million impact on our 2006 consolidated revenues and an approximate $6 million impact on our 2006 consolidated net income.

Third-quarter 2006 consolidated revenues included net additions of $33.3 million ($17.6 million to net income or $0.08 per share) primarily for final pricing of concentrates sold in prior quarters, compared with net additions of $48.8 million ($25.9 million to net income or $0.12 per share) to third-quarter 2005 revenues. Nine-month 2006 consolidated revenues included net additions of $138.5 million ($73.5 million to net income or $0.33 per share) compared with net additions of $8.6 million ($4.5 million to net income or $0.02 per share) for the nine-month 2005 period, primarily for final pricing of concentrates sold in prior years.

Consolidated revenues and net income vary significantly with fluctuations in the market prices of copper and gold, sales volumes and other factors. Based on PT Freeport Indonesia’s projected share of copper sales for the fourth quarter of 2006 (415 million pounds) and assuming an average price of $3.25 per pound of copper, each $0.10 per pound change in the average price realized in the fourth quarter of 2006 would have an approximate $40 million impact on our annual revenues and an approximate $21 million impact on our annual net income. A $25 per ounce change in the average price realized in the fourth quarter of 2006 on PT Freeport Indonesia’s projected share of gold sales for the fourth quarter of 2006 (470 thousand ounces) would have an approximate $12 million impact on our annual revenues and an approximate $6 million impact on our annual net income.

We currently have no copper or gold price protection contracts relating to our mine production. We had outstanding gold-denominated and silver-denominated preferred stock with dividends and redemption amounts determined by commodity prices. Our Gold-Denominated Preferred Stock, Series II was redeemed in February 2006, resulting in a $69.0 million reduction in revenues ($36.6 million to net income or $0.17 per share); and the final scheduled redemption of our Silver-Denominated Preferred Stock occurred on August 1, 2006, resulting in a $13.3 million reduction in revenues ($7.0 million to net income or $0.03 per share) (see “Capital Resources and Liquidity - Financing Activities”).

Consolidated production and delivery costs were higher for the 2006 periods than the 2005 periods. The increases were primarily because of higher costs of concentrate purchases at Atlantic Copper caused by higher metals prices and higher production costs at PT Freeport Indonesia primarily because of higher energy and labor costs and the adoption of Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (EITF 04-6). See Note 3 and “New Accounting Standards.”

Consolidated depreciation and amortization expense decreased to $60.8 million in the third quarter of 2006 and $147.4 million in the first nine months of 2006, compared with $61.6 million in the third quarter of 2005 and $172.7 million in the first nine months of 2005, primarily because of lower copper sales volumes at PT Freeport Indonesia during the 2006 periods. Exploration expenses increased to $3.3 million in the third quarter of 2006 and $8.7 million in the first nine months of 2006 from $2.2 million in the third quarter of 2005 and $6.4 million in the first nine months of 2005 (see “Mining and Exploration - PT Freeport Indonesia Exploration Activities”). Consolidated general and administrative expenses increased to $45.1 million in the third quarter of 2006 and $110.8 million in the first nine months of 2006 from $25.5 million in the third quarter of 2005 and $72.5 million in the first nine months of 2005 (see “Other Financial Results”).

Net interest expense decreased to $18.6 million in the third quarter of 2006 and $62.3 million in the first nine months of 2006 from $33.3 million in the third quarter of 2005 and $106.2 million in the first nine months of 2005 primarily because of lower debt levels. In September 2006, we completed a tender offer for our 7% Convertible Senior Notes due 2011, resulting in the conversions of $286.1 million of the notes into 9.3 million shares of FCX common stock. In the first nine months of 2006, we also induced conversion of $30.5 million of the 7% Convertible Senior Notes due 2011 into 1.0 million shares of FCX common stock and purchased in an open market transaction $11.5 million of our 10⅛% Senior Notes due 2010 for $12.4 million. As a result of the induced conversions and open market transactions, we recorded losses on early extinguishment and conversion of debt totaling $29.9 million ($28.9 million to net income, net of related reduction of interest expense, or $0.13 per share) in the third quarter of 2006 and $32.1 million ($30.4 million to net income, net of related reduction of interest expense, or $0.14 per share) in the first nine months of 2006 (see “Capital Resources and Liquidity - Financing Activities”).

Atlantic Copper recorded gains on sales of assets totaling of $21.1 million ($21.1 million to net income or $0.10 per share) in the third quarter of 2006 and $29.7 million ($29.7 million to net income or $0.13 per share) in the first nine months of 2006 for the disposition of land and certain royalty rights.

Other income includes interest income of $7.6 million in the third quarter of 2006, $4.7 million in the third quarter of 2005, $19.4 million in the first nine months of 2006 and $11.7 million in the first nine months of 2005. Other income also includes the impact of translating into U.S. dollars Atlantic Copper’s net euro-denominated liabilities, primarily its retiree pension obligations. Changes in the U.S. dollar/euro exchange rate require us to adjust the dollar value of our net euro-denominated liabilities and record the adjustment in earnings. The exchange rate was $1.18 per euro at December 31, 2005, and $1.27 per euro at June 30, 2006 and September 30, 2006. Exchange rate effects on our net income from euro-denominated liabilities were gains (losses) of $(0.3) million in the third quarter of 2006, $(1.3) million in the third quarter of 2005, $(1.9) million in the first nine months of 2006 and $4.9 million in the first nine months of 2005.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Mining and exploration segment operating income[a]	$811,460	$449,248	$1,949,964	$1,268,335
Mining and exploration segment interest expense, net	(877)	(5,342)	(5,758)	(16,966)
Intercompany operating profit recognized (deferred)	(83,696)	(1,904)	24,723	(17,124)
Income before taxes	726,887	442,002	1,968,929	1,234,245
Indonesian corporate income tax rate	35%	35%	35%	35%
Corporate income taxes	254,410	154,701	689,125	431,986

Approximate PT Freeport Indonesia net income	472,477	287,301	1,279,804	802,259
Withholding tax on FCX’s equity share	9.064%	9.064%	9.064%	9.064%
Withholding taxes	42,825	26,041	116,001	72,717

PT Indocopper Investama corporate income tax	16,869	9,840	33,739	30,921
Other, net	(10,260)[b]	(3,870)	(3,055)[b]	3,800
FCX consolidated provision for income taxes	$303,844	$186,712	$835,810	$539,424

FCX consolidated effective tax rate	42%	48%	43%	48%

a.
Excludes charges for the in-the-money value of FCX stock option exercises, which are eliminated in consolidation, totaling $2.1 million for the 2006 quarter, $16.7 million for the 2005 quarter, $87.5 million for the 2006 nine-month period and $34.1 million for the 2005 nine-month period.

b.	Includes $15.5 million related to the reversal of a tax reserve following the outcome of a recent tax decision.

RESULTS OF OPERATIONS

We have two operating segments: “mining and exploration” and “smelting and refining.” The mining and exploration segment consists of our Indonesian activities including PT Freeport Indonesia’s copper and gold mining operations, Puncakjaya Power’s power generating operations (after eliminations with PT Freeport Indonesia) and our Indonesian exploration activities, including those of Eastern Minerals. The smelting and refining segment includes Atlantic Copper’s operations in Spain and PT Freeport Indonesia’s equity investment in PT Smelting. Summary comparative operating income data by segment follow (in millions):

	Third Quarter		Nine Months
	2006	2005	2006	2005
Mining and exploration[a]	$809.4	$432.6	$1,862.4	$1,234.2
Smelting and refining	20.1	17.2	55.4	15.6
Intercompany eliminations and other[a,b]	(94.1)	9.8	88.7	(2.2)
FCX operating income	$735.4	$459.6	$2,006.5	$1,247.6

a.
Includes charges to the mining and exploration segment for the in-the-money value of FCX stock option exercises, which are eliminated in consolidation, totaling $2.1 million in the third quarter of 2006, $16.7 million in the third quarter of 2005, $87.5 million in the first nine months of 2006 and $34.1 million in the first nine months of 2005.

b.
We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until their sales of final products to third parties. Changes in the amount of these deferred profits impacted operating income by $(83.7) million in the third quarter of 2006, $(1.9) million in the third quarter of 2005, $24.7 million in the first nine months of 2006 and $(17.1) million in the first nine months of 2005. Our consolidated earnings can fluctuate materially depending on the timing and prices of these sales. At September 30, 2006, our deferred profits to be recognized in future periods’ operating income totaled $197.9 million, $104.9 million to net income, after taxes and minority interest sharing.

MINING AND EXPLORATION

PT Freeport Indonesia Operating Results

	Third Quarter		Nine Months
	2006	2005	2006		2005
PT Freeport Indonesia Operating Data, Net of Rio Tinto’s Interest
Copper (recoverable)
Production (000s of pounds)	307,600	344,500	766,000		982,400
Production (metric tons)	139,600	156,300	347,500		445,600
Sales (000s of pounds)	323,600	346,300	768,900		988,100
Sales (metric tons)	146,800	157,100	348,800		448,200
Average realized price per pound	$3.43	$1.73	$3.38		$1.67
Gold (recoverable ounces)
Production	448,700	472,100	1,217,800		1,672,800
Sales	478,000	475,000	1,228,500		1,686,700
Average realized price per ounce	$608.57	$445.79	$540.67	[a]	$431.88

PT Freeport Indonesia, 100% Aggregate Operating Data
Ore milled (metric tons per day)	230,100	216,300	223,600		209,200
Average ore grade
Copper (percent)	0.85	1.06	0.76		1.06
Gold (grams per metric ton)	0.83	1.16	0.81		1.40
Recovery rates (percent)
Copper	85.9	87.8	84.3		88.3
Gold	80.5	80.6	79.4		82.5
Copper (recoverable)
Production (000s of pounds)	325,300	394,700	830,700		1,134,200
Production (metric tons)	147,600	179,100	376,800		514,500
Sales (000s of pounds)	342,900	396,600	834,100		1,140,500
Sales (metric tons)	155,500	179,900	378,300		517,300
Gold (recoverable ounces)
Production	456,400	590,700	1,252,800		2,082,000
Sales	486,800	594,400	1,266,900		2,096,200

a.	Amount was $597.07 before a loss resulting from redemption of FCX’s Gold-Denominated Preferred Stock, Series II.

PT Freeport Indonesia’s share of third-quarter 2006 sales totaled 323.6 million pounds of copper and 478,000 ounces of gold, exceeding previous estimates reported in July 2006 of 280.0 million pounds of copper and 320,000 ounces of gold. The higher than previously projected third-quarter sales reflect the mining of a high-grade section of the Grasberg pit previously scheduled to be mined in future periods. PT Freeport Indonesia will continue to seek to advance metal production when opportunities are available within safety and long-term productivity criteria. For the nine-month periods, copper and gold sales volumes totaled 768.9 million pounds of copper and 1,228,500 ounces of gold in 2006, compared with sales of 988.1 million pounds of copper and 1,686,700 ounces of gold in 2005.

Mill throughput, which varies depending on ore types being processed, averaged 230,100 metric tons of ore per day in the third quarter of 2006, 216,300 metric tons in the third quarter of 2005, 223,600 metric tons in the first nine months of 2006 and 209,200 metric tons in the first nine months of 2005. Operations were temporarily suspended for an approximate four-day period in February 2006 when illegal miners (“gold panners”) blocked a road leading to our mill. While this situation was resolved peacefully by Indonesian government authorities, we continue to work with the government to resolve the legal and security concerns presented by the increased presence of gold panners in our area of operations.

Approximate average daily throughput processed at our mill facilities from each of our producing mines follows (metric tons of ore per day):

	Third Quarter		Nine Months
	2006	2005	2006	2005
Grasberg open pit	182,900	174,500	177,500	167,200
Deep Ore Zone underground mine	47,200	41,800	46,100	42,000
Total mill throughput	230,100	216,300	223,600	209,200

In the third quarter of 2006, copper ore grades averaged 0.85 percent and recovery rates averaged 85.9 percent, compared with 1.06 percent and 87.8 percent for the third quarter of 2005. Gold ore grades averaged 0.83 grams per metric ton (g/t) and recovery rates averaged 80.5 percent in the third quarter of 2006, compared with 1.16 g/t and 80.6 percent for the third quarter of 2005. The 2006 ore grades and recoveries for copper and gold reflect the mining of lower grade material compared with the extraordinarily high grades mined in 2005. Average ore grades improved during the third quarter of 2006, compared to the first half of 2006. The highest grades of 2006 are expected to be mined in the fourth quarter.

Production from the DOZ underground mine averaged 47,200 metric tons of ore per day in the third quarter of 2006, representing 21 percent of mill throughput. DOZ continues to perform above design capacity of 35,000 metric tons of ore per day. PT Freeport Indonesia is expanding the capacity of the DOZ underground operation to a sustained rate of 50,000 metric tons of ore per day with the installation of a second crusher and additional ventilation, expected to be completed in mid-2007. PT Freeport Indonesia’s 60 percent share of capital expenditures for the DOZ expansion totaled approximately $12 million in the first nine months of 2006 (cumulative $29 million through September 30, 2006) and is expected to approximate $37 million through the projected 2007 ramp-up. PT Freeport Indonesia anticipates a further expansion of the DOZ mine to 80,000 metric tons of ore per day. The success of the development of the DOZ mine, one of the world’s largest underground mines, provides confidence in the future development of PT Freeport Indonesia’s large-scale undeveloped ore bodies.

In 2004, PT Freeport Indonesia commenced its “Common Infrastructure” project, which will provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system has reached the Big Gossan terminal and PT Freeport Indonesia is proceeding with development of the lower Big Gossan infrastructure. PT Freeport Indonesia has also advanced development of the Deep Grasberg spur and has completed 60 percent of the tunneling required to reach the Grasberg underground ore body. PT Freeport Indonesia expects the Deep Grasberg spur to reach the Grasberg underground ore body and to initiate multi-year mine development activities in the second half of 2007. PT Freeport Indonesia’s share of capital expenditures for its Common Infrastructure project totaled approximately $8 million in the first nine months of 2006 and is estimated to total approximately $9 million in 2006. The Common Infrastructure project is progressing according to plan. Work on the Grasberg underground ore body has begun with PT Freeport Indonesia’s share of capital expenditures totaling approximately $11 million in the first nine months of 2006. Projected 2006 capital expenditures for the Grasberg underground ore body approximate $30 million.

The Big Gossan underground mine is a high-grade deposit located near the existing milling complex. We are currently developing the Big Gossan project, with aggregate capital expenditures from 2005 to 2009 expected to total approximately $225 million ($195 million net to PT Freeport Indonesia, with approximately $58 million in 2006). PT Freeport Indonesia’s share of capital expenditures for Big Gossan totaled approximately $40 million in the first nine months of 2006. Production is expected to ramp up to 7,000 metric tons per day by 2010 (average annual aggregate incremental production of 135 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts). The Big Gossan mine is being developed as an open-stope mine with cemented backfill, an established mining methodology expected to be higher-cost than the block-cave method used at the DOZ mine.

PT Freeport Indonesia Revenues

A summary of changes in PT Freeport Indonesia revenues between the periods follows (in millions):

	Third	Nine
	Quarter	Months
PT Freeport Indonesia revenues - prior year period	$771.2	$2,137.0
Price realizations:
Copper	550.4	1,313.3
Gold	77.8	133.6
Sales volumes:
Copper	(39.2)	(366.9)
Gold	1.3	(197.9)
Adjustments, primarily for copper pricing on prior period open sales	(27.3)	195.8
Treatment charges, royalties and other	(71.8)	(120.6)
PT Freeport Indonesia revenues - current year period	$1,262.4	$3,094.3

Realized copper prices nearly doubled to an average of $3.43 per pound in the third quarter of 2006 from $1.73 in the third quarter of 2005. Realized gold prices improved by 37 percent to an average of $608.57 per ounce from $445.79 in the third quarter of 2005. Realized copper prices more than doubled to an average of $3.38 per pound in the first nine months of 2006 from $1.67 in the 2005 period. Realized gold prices in the first nine months of 2006 averaged $540.67 per ounce; including a reduction of $56.40 per ounce for revenue adjustments associated with the first-quarter 2006 redemption of our Gold-Denominated Preferred Stock, Series II; compared to $431.88 in the first nine months of 2005.

As discussed above, PT Freeport Indonesia’s share of third-quarter 2006 copper sales of 323.6 million pounds was lower than third-quarter 2005 copper sales of 346.3 million pounds. PT Freeport Indonesia’s share of third-quarter 2006 gold sales of 478,000 ounces was slightly higher than third-quarter 2005 gold sales of 475,000 ounces. For the nine-month periods, copper and gold sales volumes totaled 768.9 million pounds of copper and 1,228,500 ounces of gold in 2006, compared with sales of 988.1 million pounds of copper and 1,686,700 ounces of gold in 2005.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. Market rates for treatment and refining charges began to increase significantly in late 2004. A large part of the increase relates to the price participation component of our concentrate sales agreements. Royalties totaled $37.0 million in the third quarter of 2006 and $79.9 million in the first nine months of 2006 compared with $20.3 million in the third quarter of 2005 and $56.9 million in the first nine months of 2005, reflecting higher metal prices partly offset by lower sales volumes.

Substantially all of PT Freeport Indonesia’s concentrate sales contracts provide final copper pricing in a specified future period based on prices quoted on the LME. PT Freeport Indonesia records revenues and invoices its customers based on LME prices at the time of shipment. Under accounting rules, these terms create an “embedded derivative” in our concentrate sales contracts which must be adjusted to fair value through earnings each period until the date of final copper pricing. PT Freeport Indonesia’s third-quarter 2006 revenues include net additions of $29.6 million for adjustments to the fair value of embedded copper derivatives in concentrate sales contracts, compared with $74.6 million in the third quarter of 2005. PT Freeport Indonesia’s nine-month 2006 revenues included net additions of $481.7 million for adjustments to the fair value of embedded derivatives in concentrate sales contracts, compared with $111.8 million in the 2005 period.

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

PT Freeport Indonesia Costs

Gross Profit per Pound of Copper/per Ounce of Gold and Silver

Three Months Ended September 30, 2006
Pounds of copper sold (000s)	323,600		323,600
Ounces of gold sold					478,000
Ounces of silver sold							1,096,100

	By-Product		Co-Product Method
	Method		Copper		Gold		Silver
Revenues, after adjustments shown below	$3.43		$3.43		$608.57		$5.25 [a]

Site production and delivery, before net non-
cash and nonrecurring costs shown below	1.10		0.86		155.90		2.91
Gold and silver credits	(0.95)		-		-		-
Treatment charges	0.44	[b]	0.34	[c]	62.19	[c]	1.16 [c]
Royalty on metals	0.11		0.09		16.24		0.30
Unit net cash costs[d]	0.70		1.29		234.33		4.37
Depreciation and amortization	0.15		0.12		21.94		0.41
Noncash and nonrecurring costs, net	0.03		0.02		3.75		0.07
Total unit costs	0.88		1.43		260.02		4.85
Revenue adjustments, primarily for pricing on
prior period open sales	0.07	[e]	0.12		8.11		(5.84)
PT Smelting intercompany profit elimination	(0.06)		(0.05)		(8.94)		(0.17)
Gross profit (loss) per pound/ounce	$2.56		$2.07		$347.72		$(5.61)

a.	Amount was $11.68 before a loss resulting from redemption of FCX’s Silver-Denominated Preferred Stock.
b.
Includes $6.7 million or $0.02 per pound for adjustments to prior quarters’ concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices since June 30, 2006.

c.
Includes $5.2 million or $0.02 per pound for copper, $1.4 million or $2.95 per ounce for gold and $0.1 million or $0.05 per ounce for silver for adjustments to prior quarters’ concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices since June 30, 2006.

d.	For a reconciliation of unit net cash costs to production and delivery costs applicable to sales reported in FCX’s consolidated financial statements refer to “Product Revenues and Production Costs.”
e.	Includes a $13.3 million or $0.04 per pound loss on the redemption of FCX’s Silver-Denominated Preferred Stock.

Three Months Ended September 30, 2005
Pounds of copper sold (000s)	346,300		346,300
Ounces of gold sold					475,000
Ounces of silver sold						1,065,500

	By-Product		Co-Product Method
	Method		Copper		Gold	Silver
Revenues, after adjustments shown below	$1.73		$1.73		$445.79	$5.25 [a]

Site production and delivery, before net non-
cash and nonrecurring costs shown below	0.71	[b]	0.52	[c]	133.52 [c]	2.09 [c]
Gold and silver credits	(0.63)		-		-	-
Treatment charges	0.25		0.18		47.06	0.74
Royalty on metals	0.06		0.04		11.11	0.17
Unit net cash costs[d]	0.39		0.74		191.69	3.00
Depreciation and amortization	0.14		0.11		27.92	0.44
Noncash and nonrecurring costs, net	0.01		0.01		1.35	0.02
Total unit costs	0.54		0.86		220.96	3.46
Revenue adjustments, primarily for pricing on
prior period open sales	0.18	[e]	0.19		(2.90)	(2.95)
PT Smelting intercompany profit elimination	(0.01)		-		(1.69)	(0.03)
Gross profit (loss) per pound/ounce	$1.36		$1.06		$220.24	$(1.19)

a.	Amount was $6.98 before a loss resulting from redemption of FCX’s Silver-Denominated Preferred Stock.
b.
Net of deferred mining costs totaling $15.8 million or $0.05 per pound. Following adoption of EITF 04-6 on January 1, 2006 (see Note 3 and “New Accounting Standards”), stripping costs are no longer deferred.

c.	Net of deferred mining costs totaling $11.6 million or $0.03 per pound for copper, $4.1 million or $8.63 per ounce for gold and $0.1 million or $0.14 per ounce for silver (see Note b above).
d.	See Note d above.
e.	Includes a $5.0 million or $0.01 per pound loss on the redemption of FCX’s Silver-Denominated Preferred Stock.

Nine Months Ended September 30, 2006
Pounds of copper sold (000s)	768,900		768,900
Ounces of gold sold					1,228,500
Ounces of silver sold							2,638,400

	By-Product		Co-Product Method
	Method		Copper		Gold		Silver
Revenues, after adjustments shown below	$3.38		$3.38		$540.67	[a]	$6.58	[b]

Site production and delivery, before net non-
cash and nonrecurring costs shown below	1.17		0.90		162.88		3.13
Gold and silver credits	(1.02)		-		-		-
Treatment charges	0.43	[c]	0.33	[d]	60.11	[d]	1.16	[d]
Royalty on metals	0.11		0.08		14.44		0.28
Unit net cash costs[e]	0.69		1.31		237.43		4.57
Depreciation and amortization	0.15		0.12		21.27		0.41
Noncash and nonrecurring costs, net	0.04		0.03		5.54		0.11
Total unit costs	0.88		1.46		264.24		5.09
Revenue adjustments, primarily for pricing on
prior period open sales	0.16	[f]	0.27		16.42		0.20
PT Smelting intercompany profit elimination	(0.01)		(0.01)		(1.33)		(0.03)
Gross profit per pound/ounce	$2.65		$2.18		$291.52		$1.66

a.	Amount was $597.07 before a loss resulting from redemption of FCX’s Gold-Denominated Preferred Stock, Series II.
b.	Amount was $11.31 before a loss resulting from redemption of FCX’s Silver-Denominated Preferred Stock.
c.
Includes $12.4 million or $0.02 per pound for adjustments to 2005 concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices since December 31, 2005.

d.
Includes $9.5 million or $0.01 per pound for copper, $2.8 million or $2.24 per ounce for gold and $0.1 million or $0.04 per ounce for silver for adjustments to 2005 concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices since December 31, 2005.

e.	For a reconciliation of unit net cash costs to production and delivery costs applicable to sales reported in FCX’s consolidated financial statements refer to “Product Revenues and Production Costs.”
f.
Includes a $69.0 million or $0.09 per pound loss on the redemption of FCX’s Gold-Denominated Preferred Stock, Series II and a $13.3 million or $0.02 per pound loss on the redemption of FCX’s Silver-Denominated Preferred Stock.

Nine Months Ended September 30, 2005
Pounds of copper sold (000s)	988,100		988,100
Ounces of gold sold					1,686,700
Ounces of silver sold						3,393,500

	By-Product		Co-Product Method
	Method		Copper		Gold	Silver
Revenues, after adjustments shown below	$1.67		$1.67		$431.88	$5.59	[a]

Site production and delivery, before net non-
cash and nonrecurring costs shown below	0.67	[b]	0.46	[c]	117.63 [c]	1.93	[c]
Gold and silver credits	(0.76)		-		-	-
Treatment charges	0.23		0.16		40.26	0.66
Royalty on metals	0.06		0.04		10.15	0.17
Unit net cash costs[d]	0.20		0.66		168.04	2.76
Depreciation and amortization	0.14		0.10		25.40	0.42
Noncash and nonrecurring costs, net	-		-		0.94	0.02
Total unit costs	0.34		0.76		194.38	3.20
Revenue adjustments, primarily for pricing on
prior period open sales	0.01	[e]	0.02		(1.80)	0.01
PT Smelting intercompany profit elimination	-		-		(0.56)	(0.01)
Gross profit per pound/ounce	$1.34		$0.93		$235.14	$2.39

a.	Amount was $7.00 before a loss resulting from redemption of FCX’s Silver-Denominated Preferred Stock.
b.
Net of deferred mining costs totaling $68.6 million or $0.07 per pound. Following adoption of EITF 04-6 on January 1, 2006 (see Note 3 and “New Accounting Standards”), stripping costs are no longer deferred.

c.	Net of deferred mining costs totaling $47.3 million or $0.05 per pound for copper, $20.7 million or $12.25 per ounce for gold and $0.7 million or $0.20 per ounce for silver (see Note b above).
d.	See Note e above.
e.	Includes a $5.0 million or less than $0.01 per pound loss on the redemption of FCX’s Silver-Denominated Preferred Stock.

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

Because of the fixed nature of a large portion of our costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period. Higher unit site production and delivery costs in the 2006 periods, compared with the 2005 periods, primarily reflected lower sales volumes resulting from mine sequencing in the Grasberg open pit, the impact of adopting EITF 04-6 (see Note b above, Note 3 and “New Accounting Standards”) and higher input costs, including energy. While lower volumes constitute the largest component of variance on a unit basis, we have experienced significant increases in our production costs in recent years primarily as a result of higher energy costs and costs of other consumables, higher mining costs and milling rates, labor costs and other factors. Aggregate energy costs, which approximate 23 percent of PT Freeport Indonesia’s production costs, primarily include purchases of 100 million gallons of diesel per year and 650,000 metric tons of coal per year. Diesel prices have risen nearly 170 percent since 2002 and our coal costs are approximately 30 percent higher. The costs of other consumables, including steel and reagents, also have increased. Our costs also have been affected by the stronger Australian dollar against the U.S. dollar (approximate 40 percent increase since the beginning of 2003), which comprise approximately 13 percent of PT Freeport Indonesia’s production costs. We are pursuing cost reduction initiatives to mitigate the impacts of these increases.

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

Third-quarter 2006 royalty costs totaled $37.0 million, compared with $20.3 million in the third quarter of 2005. Additional royalties, discussed above, totaled $1.3 million in the 2005 quarter and none in the 2006 quarter. Royalty costs totaled $79.9 million, including a $1.4 million final adjustment related to 2005 sales, in the first nine months of 2006, compared with $56.9 million in the 2005 period. Additional royalties, discussed above, totaled $4.6 million in the first nine months of 2005 and none in 2006. If copper prices average $3.25 per pound and gold prices average $575 per ounce during the fourth quarter of 2006, we would expect royalty costs to total approximately $125 million ($0.11 per pound of copper) in 2006. These estimates assume 2006 sales volumes of 1.2 billion pounds of copper and 1.7 million ounces of gold.

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

Unit site production and delivery costs averaged $1.10 per pound of copper in the third quarter of 2006, $0.39 per pound higher than the $0.71 reported in the third quarter of 2005, and $1.17 per pound of copper in the first nine months of 2006, $0.50 per pound higher than the $0.67 reported in the first nine months of 2005. Unit site production and delivery costs in the 2006 periods were adversely affected by lower volumes, higher energy, labor and other input costs and adoption of EITF 04-6 (see “New Accounting Standards”). For the 2005 periods, unit costs benefited from the deferral of stripping costs totaling $0.05 per pound in the third quarter and $0.07 per pound in the first nine months.

Gold and silver credits averaged $0.95 per pound in the third quarter of 2006 and $1.02 per pound in the first nine months of 2006, compared with $0.63 per pound in the third quarter of 2005 and $0.76 per pound in the first nine months of 2005. The increase for the 2006 periods primarily reflects lower copper sales volumes and higher average realized gold prices, compared with the 2005 periods. Treatment charges increased to $0.44 per pound in the third quarter of 2006 and $0.43 per pound in the first nine months of 2006 from $0.25 per pound in the third quarter of 2005 and $0.23 per pound in the first nine months of 2005 primarily because of higher market rates and higher copper prices, including the effects of price participation under our concentrate sales agreements. In addition, unit treatment charges include adjustments to prior period concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices totaling $0.02 per pound in the third quarter of 2006 and first nine months of 2006. Royalties of $0.11 per pound in the 2006 periods were higher than the year-ago periods ($0.06 per pound) because of higher copper and gold prices.

Assuming average copper prices of $3.25 per pound and average gold prices of $575 per ounce for the fourth quarter of 2006 and achievement of current 2006 sales estimates, PT Freeport Indonesia estimates that its annual 2006 unit net cash costs, including gold and silver credits, would approximate $0.70 per pound. Estimated unit net cash costs for 2006 are projected to be higher than the 2005 average, primarily because of lower 2006 copper and gold sales volumes, higher treatment charges and royalties attributable to increased copper prices, higher energy and other input costs and the change in the accounting treatment of stripping costs. Because the majority of PT Freeport Indonesia’s costs are fixed, unit costs vary with the volumes sold. Estimated average 2006 unit net cash costs are higher than the previous estimate of $0.66 per pound, primarily reflecting the impact of higher copper prices on treatment charges and royalties, and increased energy and labor costs. Unit net cash costs for 2006 would change by approximately $0.01 per pound for each $25 per ounce change in the average price of gold in the fourth quarter.

Unit Net Cash Costs: Co-Product Method - Using the co-product method, unit site production and delivery costs in the third quarter of 2006 averaged $0.86 per pound of copper, compared with $0.52 in the 2005 quarter. Unit site production and delivery costs in the first nine months of 2006 averaged $0.90 per pound of copper, compared with $0.46 in the 2005 period. For gold, unit site production and delivery costs in the third quarter of 2006 averaged $156 per ounce, compared with $134 in the 2005 quarter. Unit site production and delivery costs in the first nine months of 2006 averaged $163 per ounce, compared with $118 in the 2005 period. As discussed above, unit site production and delivery costs in the 2006 periods were primarily impacted by lower volumes, higher energy, labor and other input costs and the adoption of EITF 04-6. Treatment charges per pound and per ounce were higher in the 2006 periods primarily because of higher market rates and copper prices. In addition, unit treatment charges include adjustments to prior period concentrate sales subject to final pricing to reflect the impact of the increase in copper prices totaling $0.02 per pound for copper and $2.95 per ounce for gold in the third quarter of 2006 and $0.01 per pound for copper and $2.24 per ounce for gold in the first nine months of 2006. Royalties per pound and per ounce were also higher in the 2006 periods because of higher copper and gold prices compared with the 2005 periods.

PT Freeport Indonesia Exploration Activities

PT Freeport Indonesia’s exploration efforts in 2006 are focused on testing extensions of the Deep Grasberg and Kucing Liar mine complex and other targets in Block A, the existing producing area of the Grasberg minerals district. We continue to assess the timing of resumption of suspended exploration activities in prospective areas outside Block A.

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

SMELTING AND REFINING
Our investment in smelters serves an important role in our concentrate marketing strategy. PT Freeport Indonesia generally sells under long-term contracts approximately one-half of its concentrate production to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder to other customers. Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and income to Atlantic Copper and PT Smelting. Through downstream integration, we are assured placement of a significant portion of our concentrate production. Low smelter treatment and refining charges prior to 2005 adversely affected the operating results of Atlantic Copper and benefited the operating results of PT Freeport Indonesia’s mining operations. Smelting and refining charges consist of a base rate and in certain contracts, price participation based on copper prices. Market rates for treatment and refining charges have increased significantly since late 2004 as worldwide smelter availability was insufficient to accommodate increased mine production and because of higher copper prices. Higher treatment and refining charges benefit our smelter operations and adversely affect our mining operations. Taking into account taxes and minority ownership interests, an equivalent change in PT Freeport Indonesia’s and Atlantic Copper’s smelting and refining charge rates essentially offsets in our consolidated operating results.

Atlantic Copper Operating Results
(In Millions)	Third Quarter		Nine Months
	2006	2005	2006	2005
Gross profit	$23.7	$19.5	$66.3	$23.8
Add depreciation and amortization expense	8.1	7.4	22.9	21.6
Other	-	1.5	0.1	3.6
Cash margin	$31.8	$28.4	$89.3	$49.0

Operating income (in millions)	$20.1	$17.2	$55.4	$15.6
Concentrate and scrap treated (metric tons)	244,500	253,600	724,100	716,300
Anodes production (000s of pounds)	148,400	162,300	444,200	469,100
Treatment rates per pound	$0.32	$0.26	$0.32	$0.22
Cathodes sales (000s of pounds)	125,200	138,500	392,900	411,900
Cathode cash unit cost per pound[a]	$0.19	$0.16	$0.20	$0.17
Gold sales in anodes and slimes (ounces)	124,600	176,400	569,200	422,600

a.
For a reconciliation of cathode cash unit cost per pound to production costs applicable to sales reported in FCX’s consolidated financial statements refer to “Product Revenues and Production Costs” below.

Atlantic Copper’s operating cash margin was $31.8 million in the third quarter of 2006, compared with $28.4 million in the 2005 quarter, and $89.3 million in the first nine months of 2006, compared with $49.0 million in the 2005 period. Atlantic Copper reported operating income of $20.1 million in the third quarter of 2006 and $55.4 million for the first nine months of 2006, compared with $17.2 million in the 2005 quarter and $15.6 million in the 2005 nine-month period. The positive results in the 2006 periods primarily reflect higher treatment charges, partly offset by higher unit costs. The next major maintenance activity at Atlantic Copper is a 23-day maintenance turnaround currently scheduled for mid-2007.

Atlantic Copper treated 244,500 metric tons of concentrate and scrap in the third quarter of 2006, compared with 253,600 metric tons in the 2005 quarter. For the nine-month periods, concentrate and scrap treated totaled 724,100 metric tons in 2006 and 716,300 metric tons in 2005. Cathode production totaled 124.6 million pounds and sales totaled 125.2 million pounds during the third quarter of 2006, compared with cathode production of 138.2 million pounds and sales of 138.5 million pounds during the third quarter of 2005. For the nine-month periods, cathode production totaled 385.5 million pounds and sales totaled 392.9 million pounds during 2006, compared with cathode production of 407.7 million pounds and sales of 411.9 million pounds during 2005. Cathode production and sales volumes were lower in the 2006 periods primarily because of lower refinery output.

Atlantic Copper’s treatment charges (including price participation), which reflect charges paid by PT Freeport Indonesia and third parties to Atlantic Copper to smelt and refine concentrates, averaged $0.32 per pound during the third quarter of 2006, $0.26 per pound during the third quarter of 2005, $0.32 per pound during the first nine months of 2006 and $0.22 per pound during the first nine months of 2005. The increase in treatment charges in the 2006 periods reflects higher market rates and price participation under the terms of Atlantic Copper’s concentrate purchase and sales agreements. The difference between PT Freeport Indonesia’s and Atlantic Copper’s treatment charge rates in the third quarter of 2006 primarily reflects variations in price participation provisions in long-term contracts and spot market purchases with no price participation by Atlantic Copper during the period. Treatment charge rates have increased significantly since late 2004 with increased mine production and higher copper prices. Assuming copper prices of $3.25 per pound for the fourth quarter of 2006, Atlantic Copper expects these rates to average approximately $0.33 per pound in 2006. Atlantic Copper’s cathode cash unit cost per pound of copper averaged $0.19 in the third quarter of 2006, $0.16 in the third quarter of 2005, $0.20 in the first nine months of 2006 and $0.17 in the first nine months of 2005. Higher unit costs in the 2006 periods primarily reflect the impact of lower volumes and higher operating costs.

We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until the final sales to third parties occur. Changes in these net deferrals resulted in a reduction to our operating income totaling $83.7 million ($44.4 million to net income or $0.20 per share) in the third quarter of 2006 and an addition to our operating income totaling $24.7 million ($13.1 million to net income or $0.06 per share) in the first nine months of 2006. For the 2005 periods, changes in these net deferrals resulted in reductions to our operating income totaling $1.9 million ($1.5 million to net income or $0.01 per share) in the third quarter and $17.1 million ($10.0 million to net income or $0.05 per share) in the first nine months. At September 30, 2006, our net deferred profits on PT Freeport Indonesia concentrate inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and minority interest sharing totaled $104.9 million. Based on copper prices of $3.25 per pound and gold prices of $575 per ounce for the fourth quarter of 2006 and current shipping schedules, we estimate the net change in deferred profits on intercompany sales will result in a decrease to net income of approximately $25 million in the fourth quarter of 2006. The actual change in deferred intercompany profits may differ substantially from this estimate because of changes in the timing of shipments to affiliated smelters and metal prices.

The majority of Atlantic Copper’s revenues are denominated in U.S. dollars; however, operating costs, other than concentrate purchases, and certain asset and liability accounts are denominated in euros. Atlantic Copper’s estimated annual euro payments total approximately 100 million euros. A $0.05 increase or decrease in the exchange rate would result in an approximate $5 million change in annual costs. The exchange rate on September 30, 2006, was $1.27 per euro.

As of September 30, 2006, FCX’s net investment in Atlantic Copper totaled approximately $160 million, FCX had a $189.5 million loan outstanding to Atlantic Copper and Atlantic Copper’s debt to third parties under nonrecourse financing arrangements totaled $41.2 million.

Atlantic Copper had euro-denominated net monetary liabilities at September 30, 2006, totaling $12.7 million recorded at an exchange rate of $1.27 per euro. The exchange rate was $1.18 per euro at December 31, 2005 and $1.27 per euro at June 30, 2006. Adjustments to Atlantic Copper’s euro-denominated net monetary liabilities to reflect changes in the exchange rate are recorded in other income (expense) and totaled $(0.3) million in the third quarter of 2006, $(1.3) million in the third quarter of 2005, $(1.9) million in the first nine months of 2006 and $4.9 million in the first nine months of 2005.

PT Smelting Operating Results

	Third Quarter		Nine Months
(In Millions)	2006	2005	2006	2005
PT Freeport Indonesia sales to PT Smelting	$457.6	$214.1	$1,065.5	$643.1
Equity in PT Smelting earnings	1.5	1.3	7.1	6.5
PT Freeport Indonesia operating profits deferred	20.3	3.1	7.4	3.1

PT Freeport Indonesia accounts for its 25 percent interest in PT Smelting using the equity method and provides PT Smelting with substantially all of its concentrate requirements. PT Smelting treated 214,900 metric tons of concentrate in the third quarter of 2006, 223,000 metric tons in the third quarter of 2005, 636,800 metric tons in the first nine months of 2006 and 680,100 metric tons in the first nine months of 2005. PT Smelting is completing an expansion of its production capacity from 250,000 metric tons of copper metal per year to 270,000 metric tons of copper metal per year. PT Smelting produced 127.7 million pounds of cathodes and sold 124.0 million pounds of cathodes in the third quarter of 2006, compared with production and sales of 144.7 million pounds in the third quarter of 2005. For the first nine months of 2006, cathode production totaled 397.4 million pounds and sales totaled 394.3 million pounds, compared with cathode production of 434.3 million pounds and sales of 433.9 million pounds for the first nine months of 2005. The lower volumes in the 2006 periods reflect the ramp-up in production following completion in the second quarter of a 22-day maintenance turnaround. The next major maintenance turnaround is scheduled for 2008. PT Smelting’s cathode cash unit costs averaged $0.20 per pound in the third quarter of 2006, compared with $0.13 per pound in the third quarter of 2005, primarily reflecting the impact of higher energy costs in the 2006 period. PT Smelting’s cathode cash unit costs averaged $0.20 per pound in the first nine months of 2006, compared with $0.11 per pound in the first nine months of 2005, primarily reflecting the impact of the maintenance turnaround discussed above and higher energy costs in the 2006 period (see “Product Revenues and Production Costs”).

In late 2005 and early 2006, PT Smelting entered into hedging contracts to fix a portion of its revenues through 2007. FCX’s share of the unrealized losses on these contracts totaled $7.5 million as of September 30, 2006, and is recorded in accumulated other comprehensive income in stockholders’ equity.

In October 2006, PT Smelting temporarily suspended smelter operations following an equipment failure at the oxygen plant supplying the smelter. PT Smelting expects to resume operations in mid-December 2006. PT Freeport Indonesia’s share of the financial impact of the downtime to be recognized in the fourth quarter is estimated to approximate $11 million ($9 million to net income).

OTHER FINANCIAL RESULTS

The FCX/Rio Tinto joint ventures incurred $4.3 million of aggregate exploration costs in the third quarter of 2006, $3.0 million in the third quarter of 2005, $12.1 million in the first nine months of 2006 and $9.7 million in the first nine months of 2005. As discussed above in “PT Freeport Indonesia Exploration Activities,” our exploration program for 2006 is focused on testing extensions of the Deep Grasberg and Kucing Liar mine complex and other targets in Block A. Our share of exploration costs, which are charged to expense, totaled $3.3 million in the third quarter of 2006, $2.2 million in the third quarter of 2005, $8.7 million in the first nine months of 2006 and $6.4 million in the first nine months of 2005.

Consolidated general and administrative expenses increased to $45.1 million in the third quarter of 2006, compared with $25.5 million in the year-ago period. For the first nine months of 2006, general and administrative expenses increased to $110.8 million, compared with $72.5 million for the first nine months of 2005. The increases in the 2006 periods primarily relate to higher incentive compensation costs and legal fees. Incentive compensation costs were higher primarily because of programs based on our financial results and stock-based compensation following adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” or “SFAS No. 123R” on January 1, 2006 (see Note 2 and “New Accounting Standards”).

Our parent company charges PT Freeport Indonesia for the in-the-money value of exercised employee stock options. These charges are eliminated in consolidation; however, PT Freeport Indonesia shares a portion of these charges with Rio Tinto and Rio Tinto’s reimbursements reduce our consolidated general and administrative expenses. General and administrative expenses are net of Rio Tinto’s share of the cost of employee stock option exercises, which increased consolidated general and administrative expenses by $1.0 million in the third quarter of 2006 and which decreased consolidated general and administrative expenses by $2.9 million in the third quarter of 2005, $6.1 million in the first nine months of 2006 and $5.9 million in the first nine months of 2005. In accordance with our joint venture agreement, Rio Tinto’s percentage share of PT Freeport Indonesia’s general and administrative expenses varies with metal sales volumes and prices and totaled approximately 7 percent in the first nine months of 2006, compared with approximately 16 percent in the first nine months of 2005.

Total consolidated interest cost (before capitalization) was $21.4 million in the third quarter of 2006, $34.4 million in the third quarter of 2005, $69.1 million in the first nine months of 2006 and $109.1 million in the first nine months of 2005. Interest costs decreased primarily because we reduced average debt levels, with significant reductions in 2005 and 2006. Our interest cost for 2006 is expected to be lower than 2005 primarily because of debt reductions. See “Capital Resources and Liquidity - Financing Activities” for further discussion. Capitalized interest totaled $2.8 million in the third quarter of 2006, $1.1 million in the third quarter of 2005, $6.9 million in the first nine months of 2006 and $2.9 million in the first nine months of 2005.

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

One U.S. dollar was equivalent to 9,825 rupiah at December 31, 2005, 9,288 rupiah at June 30, 2006, and 9,224 rupiah at September 30, 2006. PT Freeport Indonesia recorded gains (losses) to production costs totaling $(0.2) million in the third quarter and first nine months of 2006 and $0.1 million in both of the 2005 periods, related to its rupiah-denominated net monetary assets and liabilities. PT Freeport Indonesia’s labor costs are mostly rupiah denominated. At estimated aggregate annual rupiah payments of 1.6 trillion for operating costs and an exchange rate of 9,224 rupiah to one U.S. dollar, the exchange rate as of September 30, 2006, a one-thousand-rupiah increase in the exchange rate would result in an approximate $16 million decrease in aggregate annual operating costs. A one-thousand-rupiah decrease in the exchange rate would result in an approximate $20 million increase in aggregate annual operating costs.

Approximately 13 percent of PT Freeport Indonesia’s total purchases of materials, supplies and services are denominated in Australian dollars. The exchange rate was $0.73 to one Australian dollar at December 31, 2005, $0.74 to one Australian dollar at June 30, 2006, and $0.75 to one Australian dollar at September 30, 2006. At estimated annual aggregate Australian dollar payments of 225 million and an exchange rate of $0.75 to one Australian dollar, the exchange rate as of September 30, 2006, a $0.01 increase or decrease in the exchange rate would result in an approximate $2 million change in aggregate annual operating costs.

At times, PT Freeport Indonesia has entered into foreign currency forward contracts to hedge a portion of its aggregate anticipated Indonesian rupiah and/or Australian dollar payments. As of September 30, 2006, PT Freeport Indonesia had foreign currency contracts to hedge 195.0 billion in rupiah payments, including certain rupiah-based capital expenditures, or approximately 50 percent of aggregate projected rupiah payments for the remainder of 2006, at an average exchange rate of 10,132 rupiah to one U.S. dollar. PT Freeport Indonesia accounts for these contracts as cash flow hedges.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized for copper and gold sales, our production levels, production costs, cash payments for income taxes and interest, other working capital changes and other factors. Based on current mine plans and subject to future copper and gold prices, we expect to generate cash flows significantly greater than our budgeted capital expenditures and scheduled debt maturities, providing opportunities to reduce debt further and return cash to shareholders through dividends and share purchases. Common stock dividends totaled $558.8 million in the first nine months of 2006, including $94.2 million ($0.50 per share) for a supplemental dividend paid on March 31, 2006, $140.4 million ($0.75 per share) for a supplemental dividend paid on June 30, 2006 and $147.7 million ($0.75 per share) for a supplemental dividend paid on September 29, 2006. Our current regular annual common stock dividend, which is declared by our Board, is $1.25 per share, paid at a quarterly rate of $0.3125 per share. On October 31, 2006, our Board declared a supplemental dividend of $1.50 per share payable December 29, 2006 to shareholders of record on December 14, 2006.

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

Operating Activities
We generated operating cash flows totaling $1,068.5 million, net of $299.8 million that we used for working capital, during the first nine months of 2006, compared with $883.0 million, including $154.7 million from working capital sources, during the first nine months of 2005. Using estimated sales volumes for the fourth quarter of 2006 and assuming average prices of $3.25 per pound of copper and $575 per ounce of gold for the fourth quarter of 2006, we estimate that we would generate operating cash flows approximating $1.7 billion in 2006.

Investing Activities
Total capital expenditures of $178.0 million in the first nine months of 2006 were nearly double the $95.6 million reported in the 2005 period, reflecting an increase in expenditures for long-term development projects. Our capital expenditures for the 2006 period included approximately $40 million for Big Gossan, $12 million for the DOZ expansion, $11 million for the Grasberg underground ore body and $8 million for the Common Infrastructure project. Capital expenditures, including approximately $120 million for long-term projects, are estimated to total $250 million for 2006. Cash flows from the sale of assets totaled $32.6 million during 2006, primarily from Atlantic Copper’s disposition of land and certain royalty rights. In the first quarter of 2005, PT Freeport Indonesia received the $23.2 million balance of its share of insurance settlement proceeds related to its 2003 open-pit slippage claim, $2.0 million of which represented a recovery of property losses.

Financing Activities
As of September 30, 2006, we had total unrestricted cash and cash equivalents of $698.9 million and total outstanding debt of $774.5 million. Total debt was reduced by a net $481.4 million during the first nine months of 2006, including the following transactions:

•	$286.1 million for the completion of a tender offer to induce conversion of 7% Convertible Senior Notes due 2011 into 9.3 million shares of FCX common stock in the third quarter;

•	$167.4 million for the mandatory redemption of Gold-Denominated Preferred Stock, Series II in the first quarter for $236.4 million;

•	$12.5 million for the final mandatory redemption of Silver-Denominated Preferred Stock in the third quarter for $25.8 million;

•	$30.5 million for privately negotiated transactions to induce conversion of 7% Convertible Senior Notes due 2011 into 1.0 million shares of FCX common stock; and

•	$11.5 million for purchase in an open market transaction of 10⅛% Senior Notes due 2010 for $12.4 million.

We recorded charges of $43.1 million ($35.9 million to net income, net of related reduction of interest expense, or $0.16 per share) in the third quarter of 2006 and $114.3 million ($74.0 million to net income, net of related reduction of interest expense, or $0.33 per share) in the first nine months of 2006 in connection with these transactions. The portion of these charges related to the mandatory redemptions of our gold- and silver-denominated preferred stock are recorded in revenues in accordance with our accounting policy for these instruments and totaled $13.3 million in the third quarter of 2006 and $82.2 million in the first nine months of 2006.

Following the debt repayments and redemptions during the first nine months of 2006, we have $58.8 million in debt maturities for the fourth quarter of 2006, which can be funded with the $698.9 million of cash on hand. Debt maturities total $81.7 million for the three-year period of 2007 through 2009. We will continue to consider opportunities to repay debt in advance of scheduled maturities. In addition, we have the option to call our 10⅛% Senior Notes due 2010 (outstanding principal amount of $272.4 million) in February 2007.

In July 2006, FCX and PT Freeport Indonesia entered into an amended credit agreement for a $465 million revolving credit facility to refinance its previous $195 million facility that was scheduled to mature in September 2006. The new facility, which can be expanded to up to $500 million with additional lender commitments, matures in 2009 and no amounts are outstanding under the facility.

During the first nine months of 2005, total debt was reduced by a net $565.8 million, primarily reflecting the following transactions:

•	$187.0 million prepayment of bank debt associated with Puncakjaya Power’s power-generating facilities at PT Freeport Indonesia’s mining operations;

•	$15.5 million for purchases in open market transactions of 7.50% Senior Notes due 2006 and 7.20% Senior Notes due 2026 for $15.5 million;

•	$149.9 million for purchases in open market transactions of 10⅛% Senior Notes due 2010 for $166.3 million;

•	$188.4 million for privately negotiated transactions to induce conversion of 7% Convertible Senior Notes due 2011 into 6.1 million shares of FCX common stock; and

•	$12.5 million for the partial mandatory redemption of Silver-Denominated Preferred Stock for $17.5 million.

We recorded net charges of $43.4 million, $32.9 million to net income or $0.15 per share, in the third quarter and $43.3 million, $32.9 million to net income or $0.15 per share, in the first nine months of 2005 as a result of these transactions. The portion of these charges related to the partial mandatory redemption of the Silver-Denominated Preferred Stock totaled $5.0 million and is recorded in revenues for the third quarter and first nine months of 2005.

In the first nine months of 2006, total common stock dividends were $558.8 million ($2.9375 per share), including three supplemental dividends of $0.50 per share on March 31, 2006, $0.75 per share on June 30, 2006 and $0.75 per share on September 29, 2006. Since December 2004, we have paid seven supplemental dividends totaling $699.4 million ($3.75 per share). In the first nine months of 2005, we paid our regular quarterly dividend ($0.25 per share) in February, May and July and two supplemental common stock dividends of $0.50 per share in March and September, for total common stock dividends of $312.9 million for the 2005 period. The declaration and payment of dividends is at the discretion of our Board of Directors. The amount of our current quarterly cash dividend ($0.3125 per share) on our common stock and the possible payment of additional future supplemental cash dividends will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

During the first nine months of 2006 and 2005, cash dividends on preferred stock of $45.4 million represent dividends on our 5½% Convertible Perpetual Preferred Stock. Each share of preferred stock was initially convertible into 18.8019 shares of our common stock, equivalent to an initial conversion price of approximately $53.19 per common share. The conversion rate is adjustable upon the occurrence of certain events, including any quarter that our common stock dividend exceeds $0.20 per share. As a result of the quarterly and supplemental common stock dividends paid through September 2006 discussed above, each share of preferred stock is now convertible into 20.5983 shares of FCX common stock, equivalent to a conversion price of approximately $48.55 per common share. Cash dividends to minority interests represent dividends paid to the minority interest owners of PT Freeport Indonesia and Puncakjaya Power. Pursuant to the restricted payment covenants in our 10⅛% Senior Notes and 6⅞% Senior Notes, the amount available for dividend payments, purchases of our common stock and other restricted payments as of September 30, 2006, was approximately $900 million.

In 2003, our Board of Directors approved a new open market share purchase program for up to 20 million shares, which replaced our previous program. Through October 31, 2006, we acquired 7.8 million shares for $279.5 million ($36.05 per share average), including 2.0 million shares in the second quarter of 2006 for $99.8 million ($49.94 per share average), and 12.2 million shares remain available. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, copper and gold prices and general economic and market conditions.

Debt Maturities. Below is a summary (in millions) of our total debt maturities based on loan balances as of September 30, 2006.

	2006	2007	2008	2009	2010	Thereafter
Equipment loans and other	$3.4	$13.5	$13.5	$13.5	$10.2	$3.8
7.50% Senior Notes due 2006	55.4	-	-	-	-	-
Atlantic Copper debt	-	41.2	-	-	-	-
10⅛% Senior Notes due 2010	-	-	-	-	272.4	-
7% Convertible Senior Notes due 2011	-	-	-	-	-	7.1
6⅞% Senior Notes due 2014	-	-	-	-	-	340.3
7.20% Senior Notes due 2026	-	-	-	-	-	0.2
Total debt maturities	$58.8	$54.7	$13.5	$13.5	$282.6	$351.4

NEW ACCOUNTING STANDARDS

Accounting for Stock-Based Compensation. As of September 30, 2006, we had four stock-based employee compensation plans and two stock-based director compensation plans. Prior to January 1, 2006, we accounted for options granted under all of our plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” APB Opinion No. 25 required compensation cost for stock options to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock (i.e., the intrinsic value). Because all the plans require that the option exercise price be at least the market price on the date of grant, we recognized no compensation cost on the grant or exercise of our employees’ options through December 31, 2005. Other awards under the plans did result in compensation costs being recognized in earnings based on the projected intrinsic value for restricted stock units to be granted in lieu of cash compensation and the intrinsic value on the reporting or exercise date for cash-settled stock appreciation rights (SARs).

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all stock option awards granted to employees prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation costs for all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Fair value of stock option awards granted to employees was calculated using the Black-Scholes-Merton option-pricing model before and after adoption of SFAS No. 123R. Other stock-based awards charged to expense under SFAS No. 123 continue to be charged to expense under SFAS No. 123R (see Note 2). These include restricted stock units granted in lieu of certain cash compensation and SARs, which are settled in cash. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123R on January 1, 2006, our income before income taxes and minority interests for the three months ended September 30, 2006, was $5.7 million lower and net income was $3.3 million ($0.02 per basic share and $0.01 per diluted share) lower, and our income before income taxes and minority interests for the nine months ended September 30, 2006, was $21.6 million lower and net income was $12.5 million ($0.07 per basic share and $0.06 per diluted share) lower than if we had continued to account for share-based compensation under APB Opinion No. 25.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows generated by tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $20.7 million excess tax benefit classified as a financing cash inflow in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 would have been classified as an operating cash inflow if we had not adopted SFAS No. 123R.

Compensation cost charged against earnings for stock-based awards is shown below (in thousands). We did not capitalize any stock-based compensation costs to fixed assets during the periods presented.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
Production and delivery costs	$6,196		$1,842		$17,780		$4,424
General and administrative expenses	7,883	[a]	5,059	[a,b]	21,101	[a]	10,467	[a,b]
Exploration expenses	276		-		1,019		-
Total stock-based compensation cost	$14,355		$6,901		$39,900		$14,891

a.
Amounts are before Rio Tinto’s share of the cost of employee exercises of in-the-money stock options which increased consolidated general and administrative expenses by $1.0 million in the 2006 quarter and which decreased consolidated general and administrative expenses by $2.9 million in the 2005 quarter, $6.1 million in the 2006 nine-month period and $5.9 million in the 2005 nine-month period.

b.
Includes amortization of the intrinsic value of FCX’s Class A stock options that were converted to Class B stock options in 2002 totaling $0.5 million for the 2005 quarter and $1.6 million for the 2005 nine-month period.

As of September 30, 2006, total compensation cost related to nonvested stock option awards not yet recognized in earnings was $52.3 million.

Deferred Mining Costs. On January 1, 2006, we adopted EITF 04-6, which requires that stripping costs incurred during production be considered costs of the extracted minerals and included as a component of inventory to be recognized in cost of sales in the same period as the revenue from the sale of inventory. Upon adoption of EITF 04-6, we recorded our deferred mining costs asset ($285.4 million) at December 31, 2005, net of taxes, minority interest share and inventory effects ($135.9 million), as a cumulative effect adjustment to reduce our retained earnings on January 1, 2006. In addition, stripping costs incurred in 2006 and later periods are now charged to cost of sales as incurred. As a result of adopting EITF 04-6 on January 1, 2006, our income before income taxes and minority interests for the three months ended September 30, 2006, was $9.6 million lower and net income was $5.1 million ($0.03 per basic share and $0.02 per diluted share) lower, and our income before income taxes and minority interests for the nine months ended September 30, 2006, was $48.3 million lower and net income was $25.6 million ($0.14 per basic share and $0.12 per diluted share) lower than if we had not adopted EITF 04-6 and continued to defer stripping costs. Adoption of the new guidance has no impact on our cash flows.

Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the first fiscal year beginning after December 15, 2006. We are reviewing the provisions of FIN 48 and have not yet determined the impact of adoption.

Accounting for Defined Benefit Pension and Other Postretirement Plans. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R.” SFAS No. 158 represents the completion of the first phase of FASB’s postretirement benefits accounting project and requires an entity to:

•	Recognize in its statements of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status,
•	Measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and
•	Recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur.

SFAS No. 158 does not change the manner of determining the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan is effective for year-end 2006. We currently expect the impact of adopting SFAS No. 158 will be to increase long-term liabilities and to decrease stockholders’ equity.

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

3.
Gold and silver revenues, excluding any impacts from redemption of our gold- and silver-denominated preferred stocks, are reflected as credits against site production and delivery costs in the by-product method.

Three Months Ended September 30, 2006
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold		Silver	Total
Revenues, after adjustments shown below	$1,096,610	$1,096,610	$294,776		$12,608	$1,403,994

Site production and delivery, before net noncash
and nonrecurring costs shown below	354,930	277,224	74,519		3,187	354,930
Gold and silver credits	(307,384)	-	-		-	-
Treatment charges	141,585 [a]	110,587 [b]	29,727	[b]	1,271 [b]	141,585
Royalty on metals	36,982	28,885	7,765		332	36,982
Unit net cash costs	226,113	416,696	112,011		4,790	533,497
Depreciation and amortization	49,954	39,017	10,488		449	49,954
Noncash and nonrecurring costs, net	8,548	6,677	1,794		77	8,548
Total unit costs	284,615	462,390	124,293		5,316	591,999
Revenue adjustments, primarily for pricing on
prior period open sales and silver hedging	36,937 [c]	50,192	-		(13,255)	36,937
PT Smelting intercompany profit elimination	(20,347)	(15,892)	(4,272)		(183)	(20,347)
Gross profit (loss)	$828,585	$668,520	$166,211		$(6,146)	$828,585

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$1,403,994	$354,930	$49,954
Net noncash and nonrecurring costs per above	N/A	8,548	N/A
Less: Treatment charges per above	(141,585)	N/A	N/A
Royalty per above	(36,982)	N/A	N/A
Revenue adjustments, primarily for pricing on
prior period open sales and hedging per above	36,937	N/A	N/A
Mining and exploration segment	1,262,364	363,478	49,954
Smelting and refining segment	613,089	581,357	8,071
Eliminations and other	(239,404)	(153,450)	2,802
As reported in FCX’s consolidated financial
statements	$1,636,049	$791,385	$60,827

Three Months Ended September 30, 2005
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold		Silver	Total
Revenues, after adjustments shown below	$593,374	$593,374	$210,377		$7,402	$811,153

Site production and delivery, before net noncash
and nonrecurring costs shown below	244,532 [d]	178,880 [e]	63,421	[e]	2,231 [e]	244,532
Gold and silver credits	(217,779)	-	-		-	-
Treatment charges	86,197	63,055	22,356		786	86,197
Royalty on metals	20,348	14,885	5,277		186	20,348
Unit net cash costs	133,298	256,820	91,054		3,203	351,077
Depreciation and amortization	51,143	37,412	13,264		467	51,143
Noncash and nonrecurring costs, net	2,469	1,806	640		23	2,469
Total unit costs	186,910	296,038	104,958		3,693	404,689
Revenue adjustments, primarily for pricing on
prior period open sales and silver hedging	66,582 [f]	71,534	-		(4,952)	66,582
PT Smelting intercompany profit elimination	(3,096)	(2,265)	(803)		(28)	(3,096)
Gross profit (loss)	$469,950	$366,605	$104,616		$(1,271)	$469,950

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$811,153	$244,532	$51,143
Net noncash and nonrecurring costs per above	N/A	2,469	N/A
Less: Treatment charges per above	(86,197)	N/A	N/A
Royalty per above	(20,348)	N/A	N/A
Revenue adjustments, primarily for pricing on
prior period open sales and hedging per above	66,582	N/A	N/A
Mining and exploration segment	771,190	247,001	51,143
Smelting and refining segment	378,412	351,517	7,415
Eliminations and other	(166,332)	(164,150)	3,088
As reported in FCX’s consolidated financial
statements	$983,270	$434,368	$61,646

a.
Includes $6.7 million or $0.02 per pound for adjustments to prior quarters’ concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices since June 30, 2006.

b.
Includes $5.2 million or $0.02 per pound for copper, $1.4 million or $2.95 per ounce for gold and $0.1 million or $0.05 per ounce for silver for adjustments to prior quarters’ concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices since June 30, 2006.

c.	Includes a $13.3 million or $0.04 per pound loss on the redemption of FCX’s Silver-Denominated Preferred Stock.
d.
Net of deferred mining costs totaling $15.8 million or $0.05 per pound. Following adoption of EITF 04-6 on January 1, 2006 (see Note 3 and “New Accounting Standards”), stripping costs are no longer deferred.

e.	Net of deferred mining costs totaling $11.6 million or $0.03 per pound for copper, $4.1 million or $8.63 per ounce for gold and $0.1 million or $0.14 per ounce for silver (see Note d above).
f.	Includes a $5.0 million or $0.01 per pound loss on the redemption of FCX’s Silver-Denominated Preferred Stock.

Nine Months Ended September 30, 2006
	By-Product		Co-Product Method
(In Thousands)	Method		Copper		Gold	Silver	Total
Revenues, after adjustments shown below	$2,607,013		$2,607,013		$753,338	$31,115	$3,391,466

Site production and delivery, before net noncash
and nonrecurring costs shown below	900,838		692,472		200,101	8,265	900,838
Gold and silver credits	(784,453)		-		-	-	-
Treatment charges	332,425	[a]	255,534	[b]	73,841 [b]	3,050 [b]	332,425
Royalty on metals	79,850		61,381		17,736	733	79,850
Unit net cash costs	528,660		1,009,387		291,678	12,048	1,313,113
Depreciation and amortization	117,637		90,428		26,130	1,079	117,637
Noncash and nonrecurring costs, net	30,625		23,541		6,803	281	30,625
Total unit costs	676,922		1,123,356		324,611	13,408	1,461,375
Revenue adjustments, primarily for pricing on
prior period open sales and gold/silver hedging	115,124	[c]	197,341		(68,962)	(13,255)	115,124
PT Smelting intercompany profit elimination	(7,368)		(5,664)		(1,637)	(67)	(7,368)
Gross profit	$2,037,847		$1,675,334		$358,128	$4,385	$2,037,847

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$3,391,466	$900,838	$117,637
Net noncash and nonrecurring costs per above	N/A	30,625	N/A
Less: Treatment charges per above	(332,425)	N/A	N/A
Royalty per above	(79,850)	N/A	N/A
Revenue adjustments, primarily for pricing on
prior period open sales and hedging per above	115,124	N/A	N/A
Mining and exploration segment	3,094,315	931,463	117,637
Smelting and refining segment	1,722,327	1,633,169	22,887
Eliminations and other	(668,269)	(689,725)	6,908
As reported in FCX’s consolidated financial
statements	$4,148,373	$1,874,907	$147,432

Nine Months Ended September 30, 2005
	By-Product	Co-Product Method
(In Thousands)	Method	Copper	Gold		Silver	Total
Revenues, after adjustments shown below	$1,660,045	$1,660,045	$725,415		$23,908	$2,409,368

Site production and delivery, before net noncash
and nonrecurring costs shown below	658,958 [d]	454,019 [e]	198,400	[e]	6,539 [e]	658,958
Gold and silver credits	(749,323)	-	-		-	-
Treatment charges	225,551	155,404	67,909		2,238	225,551
Royalty on metals	56,867	39,181	17,122		564	56,867
Unit net cash costs	192,053	648,604	283,431		9,341	941,376
Depreciation and amortization	142,285	98,034	42,839		1,412	142,285
Noncash and nonrecurring costs, net	5,276	3,635	1,589		52	5,276
Total unit costs	339,614	750,273	327,859		10,805	1,088,937
Revenue adjustments, primarily for pricing on
prior period open sales and silver hedging	10,024 [f]	14,976	-		(4,952)	10,024
PT Smelting intercompany profit elimination	(3,120)	(2,150)	(939)		(31)	(3,120)
Gross profit	$1,327,335	$922,598	$396,617		$8,120	$1,327,335

Reconciliation to Amounts Reported
(In Thousands)	Revenues	Production and Delivery	Depreciation and Amortization
Totals presented above	$2,409,368	$658,958	$142,285
Net noncash and nonrecurring costs per above	N/A	5,276	N/A
Less: Treatment charges per above	(225,551)	N/A	N/A
Royalty per above	(56,867)	N/A	N/A
Revenue adjustments, primarily for pricing on
prior period open sales and hedging per above	10,024	N/A	N/A
Mining and exploration segment	2,136,974	664,234	142,285
Smelting and refining segment	982,425	937,003	21,645
Eliminations and other	(430,155)	(411,277)	8,801
As reported in FCX’s consolidated financial
statements	$2,689,244	$1,189,960	$172,731

a.
Includes $12.4 million or $0.02 per pound for adjustments to 2005 concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices since December 31, 2005.

b.
Includes $9.5 million or $0.01 per pound for copper, $2.8 million or $2.24 per ounce for gold and $0.1 million or $0.04 per ounce for silver for adjustments to 2005 concentrate sales subject to final pricing to reflect the impact on treatment charges resulting from the increase in copper prices since December 31, 2005.

c.
Includes a $69.0 million or $0.09 per pound loss on the redemption of FCX’s Gold-Denominated Preferred Stock, Series II and a $13.3 million or $0.02 per pound loss on the redemption of FCX’s Silver-Denominated Preferred Stock.

d.
Net of deferred mining costs totaling $68.6 million or $0.07 per pound. Following adoption of EITF 04-6 on January 1, 2006 (see Note 3 and “New Accounting Standards”), stripping costs are no longer deferred.

e.	Net of deferred mining costs totaling $47.3 million or $0.05 per pound for copper, $20.7 million or $12.25 per ounce for gold and $0.7 million or $0.20 per ounce for silver (see Note d above).
f.	Includes a $5.0 million or less than $0.01 per pound loss on the redemption of FCX’s Silver-Denominated Preferred Stock.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Smelting and refining segment production costs reported
in FCX’s consolidated financial statements	$581,357	$351,517	$1,633,169	$937,003
Less:
Raw material purchase costs	(465,864)	(237,502)	(1,201,282)	(643,972)
Production costs of anodes sold	(4,475)	(4,194)	(14,842)	(10,008)
Other	4,844	(1,238)	13,691	(2,260)
Credits:
Gold and silver revenues	(85,219)	(78,215)	(334,078)	(188,636)
Acid and other by-product revenues	(7,584)	(7,818)	(20,521)	(22,408)
Production costs used in calculating cathode cash unit
cost per pound	$23,059	$22,550	$76,137	$69,719

Pounds of cathode produced	124,600	138,200	385,500	407,700

Cathode cash unit cost per pound	$0.19	$0.16	$0.20	$0.17

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating costs - PT Smelting (100%)	$27,995	$21,696	$83,399	$57,770
Add: Gold and silver refining charges	764	1,112	3,269	3,187
Less: Acid and other by-product revenues	(3,601)	(3,616)	(11,004)	(11,117)
Other	750	(114)	2,677	(1,070)
Production costs used in calculating cathode cash unit
cost per pound	$25,908	$19,078	$78,341	$48,770

Pounds of cathode produced	127,700	144,700	397,400	434,300

Cathode cash unit cost per pound	$0.20	$0.13	$0.20	$0.11

Reconciliation to Amounts Reported
Operating costs per above	$(27,995)	$(21,696)	$(83,399)	$(57,770)
Other costs	(519,972)	(332,544)	(1,520,555)	(923,489)
Revenue and other income	554,238	359,738	1,632,967	1,007,872
PT Smelting net income	6,271	5,498	29,013	26,613

PT Freeport Indonesia’s 25% equity interest	1,568	1,375	7,253	6,653
Amortization of excess investment cost	(60)	(60)	(180)	(180)
Equity in PT Smelting earnings reported in FCX’s
consolidated financial statements	$1,508	$1,315	$7,073	$6,473

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

Indonesia has faced political, economic and social uncertainties, including separatist movements and civil and religious strife in a number of provinces. In particular, several separatist groups are opposing Indonesian rule over the province of Papua, where our mining operations are located, and have sought political independence for the province. In response, Indonesia enacted regional autonomy laws, which became effective January 1, 2001. The manner in which the new laws are being implemented and the degree of political and economic autonomy that they may bring to individual provinces, including Papua, are uncertain and are ongoing issues in Indonesian politics. In Papua, there have been sporadic attacks on civilians by separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military. Social, economic and political instability in Papua could materially and adversely affect us if this instability results in damage to our property or interruption of our activities.

Maintaining a good working relationship with the Indonesian government is important to us because all of our mining operations are located in Indonesia and are conducted pursuant to a Contract of Work with the Indonesian government. Accordingly, we are also subject to the risks associated with conducting business in and with a foreign country, including the risk of forced modification of existing contracts; changes in the country’s laws and policies, including those relating to taxation, royalties, divestment, imports, exports and currency and the risk of having to submit to the jurisdiction of a foreign court or arbitration panel or having to enforce the judgment of a foreign court or arbitration panel against a sovereign nation within its own territory. In addition, we are subject to the risk of expropriation. Our insurance does not cover losses caused by expropriation.

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

Since February 2006, other illegal panning activities and conflicts among the local residents have occurred, none of which have resulted in the interruption of our business operations. We cannot predict if there will be additional incidents similar to the February 2006 protests or other incidents that could disrupt our operations. If there were additional protests or other incidents at our mine and mill facilities, it could adversely affect our business and profitability in ways that we cannot predict at this time.

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

At times, certain government officials and others in Indonesia have questioned the validity of contracts entered into by the Government of Indonesia prior to May 1998 (i.e., during the Suharto regime), including PT Freeport Indonesia’s Contract of Work, which was signed in December 1991. We cannot assure you that the validity of, or our compliance with, the Contracts of Work will not be challenged for political or other reasons. PT Freeport Indonesia’s Contract of Work and our other Contracts of Work require that disputes with the Indonesian government be submitted to international arbitration. Notwithstanding that provision, if a dispute arises under the Contracts of Work, we face the risk of having to submit to the jurisdiction of a foreign court or arbitration panel, and if we prevail in such a dispute, we will face the additional risk of having to enforce the judgment of a foreign court or arbitration panel against Indonesia within its own territory.

Indonesian government officials have periodically undertaken reviews regarding our compliance with Indonesian environmental laws and regulations and the terms of the Contracts of Work. In 2006, the Government of Indonesia created a joint team for “Periodic Evaluation on Implementation of the PT-FI Contract of Work (COW)” to conduct a periodic evaluation every five years. The team consists of five working groups, whose members are from relevant ministries or agencies, covering production, state revenues, community development, environmental issues and security issues. We have conducted numerous working meetings with these groups. The joint team has indicated that it will issue its report shortly. While we believe that we comply with the Contract of Work in all material respects, we cannot assure you that the report will conclude that we are complying with all of the provisions of PT Freeport Indonesia’s Contract of Work. Separately, the Indonesian House of Representatives created a working committee on PT Freeport Indonesia. Members of this group have also visited our operations and held a number of hearings in Jakarta. We will continue to work with these groups to respond to their questions about our operations and our compliance with PT Freeport Indonesia’s Contract of Work.

Our mining operations create difficult and costly environmental challenges, and future changes in environmental laws, or unanticipated environmental impacts from our operations, could require us to incur increased costs.

Mining operations on the scale of our operations in Papua involve significant environmental impacts and challenges. Our primary challenge is to dispose of the large amount of crushed and ground rock material, called tailings, that results from the process by which we physically separate the copper-, gold- and silver-bearing materials from the ore that we mine. Our tailings management plan uses the river system near our mine to transport the tailings to the lowlands where the tailings and natural sediments are deposited in a controlled area contained within a levee system that will be revegetated. We incurred aggregate costs relating to tailings management of $9.0 million in the first nine months of 2006, $8.7 million in 2005 and $11.8 million in 2004.

Another major environmental challenge is managing overburden, which is the rock that must be moved aside in the mining process in order to reach the ore. In the presence of air, water and naturally occurring bacteria, some overburden can cause acid rock drainage, or acidic water containing dissolved metals which, if not properly managed, can have a negative impact on the environment.

From time to time issues have been raised with respect to our tailings and overburden management plans, including a suggestion that we implement a pipeline system rather than our river deposition system for tailings disposal. Because our mining operations are remotely located in steep mountainous terrain and in an active seismic area, a pipeline system would be costly, difficult to construct and maintain, more prone to catastrophic failure and involve significant potentially adverse environmental issues. An external panel of qualified experts, as directed in our 300K ANDAL (the Environmental Impact Assessment document submitted to the Indonesian government), conducted detailed reviews and analyses of a number of technical studies. They concluded that all significant impacts identified were in line with the 300K ANDAL predictions, and that the current system of riverine tailings management was appropriate considering all site-specific factors. For these reasons, we do not believe that a pipeline system is necessary or practical.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) In October 2003, our Board of Directors approved an open market share purchase program for up to 20 million shares, which replaced our previous program. The program does not have an expiration date. No shares were purchased during the three-month period ended September 30, 2006, and 12.2 million shares remain available for purchase.

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

Date: November 2, 2006

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

10.38	Supplemental Consulting Agreement with Kissinger Associates and Kent Associates, effective as of January 1, 2007.

10.39
Agreement for Consulting Services between FTX and B. M. Rankin, Jr. effective as of January 1, 1990 (assigned to FMS as of January 1, 1996). Incorporated by reference to Exhibit 10.24 to the FCX 1997 Form 10-K.

10.40	Supplemental Agreement between FMS and B. M. Rankin, Jr. dated December 15, 1997. Incorporated by reference to Exhibit 10.25 to the FCX 1997 Form 10-K.

10.41
Supplemental Letter Agreement between FMS and B. M. Rankin, Jr., effective as of January 1, 2006. Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2005.

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

10.44	Supplemental Letter Agreement between FMS and J. Bennett Johnston, Jr., dated January 18, 2005. Incorporated by reference to Exhibit 10.40 to the FCX 2004 Form 10-K.

10.45	Supplemental Consulting Agreement between FMS and J. Bennett Johnston, Jr., effective as of January 1, 2007.

10.46	Letter Agreement dated November 1, 1999, between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.33 to the FCX 1999 Form 10-K.

10.47	Supplemental Letter Agreement, between FMS and Gabrielle K. McDonald, effective as of January 1, 2007.

10.48	Executive Employment Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.35 to the FCX 2001 Second Quarter Form 10-Q.

10.49	Executive Employment Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.36 to the FCX 2001 Second Quarter Form 10-Q.

10.50	Change of Control Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.37 to the FCX 2001 Second Quarter Form 10-Q.

10.51	Change of Control Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.38 to the FCX 2001 Second Quarter Form 10-Q.

10.52	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.36 to the FCX 2003 Form 10-K.

10.53	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.37 to the FCX 2003 Form 10-K.

10.54	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.38 to the FCX 2003 Form 10-K.

10.55	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.39 to the FCX 2003 Form 10-K.

10.56	Change of Control Agreement dated February 3, 2004, between FCX and Michael J. Arnold. Incorporated by reference to Exhibit 10.40 to the FCX 2003 Form 10-K.

10.57	Change of Control Agreement dated February 3, 2004, between FCX and Mark J. Johnson. Incorporated by reference to Exhibit 10.41 to the FCX 2003 Form 10-K.

10.58	Change of Control Agreement dated February 3, 2004, between FCX and Kathleen L. Quirk. Incorporated by reference to Exhibit 10.42 to the FCX 2003 Form 10-K.

15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d - 14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d - 14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.