Form 10-K
period 2006-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2007-02-28
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☑ Yes 0 No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. 0 Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes 0 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 0

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
☑ Large accelerated filer 0 Accelerated filer 0 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). 0 Yes ☑ No

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $9.4 billion on February 12, 2007, and approximately $9.3 billion on June 30, 2006.

On February 12, 2007, there were issued and outstanding 197,157,825 shares of Class B Common Stock and on June 30, 2006, there were issued and outstanding 187,159,910 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for our 2007 Annual Meeting are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

FREEPORT-McMoRan COPPER & GOLD INC.

i

PART I

Items 1. and 2. Business and Properties.

All of our periodic report filings with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, through our web site, www.fcx.com, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports and amendments are available through our web site as soon as reasonably practicable after we electronically file or furnish such material to the SEC. References to “Notes” are Notes in our “Notes to Consolidated Financial Statements” included in our 2006 Annual Report incorporated herein by reference (see “Item 8. Financial Statements and Supplementary Data”).

On November 19, 2006, FCX and Phelps Dodge Corporation announced that they had signed a definitive merger agreement whereby we will acquire Phelps Dodge for approximately $25.9 billion in cash and stock, based on FCX’s closing stock price on November 17, 2006, creating one of the largest publicly traded copper companies. The combined company will be a new industry leader with large, long-lived, geographically diverse assets and significant proven and probable reserves of copper, gold and molybdenum. Completion of the transaction is subject to a number of conditions, including receipt of FCX and Phelps Dodge stockholder approval. On February 2, 2007, FCX and Phelps Dodge announced that each company will hold a special meeting of its stockholders on March 14, 2007, to vote on the proposed acquisition of Phelps Dodge by FCX. The transaction is expected to close in March 2007. The information contained in this Form 10-K does not reflect the impact of us acquiring Phelps Dodge.

General

Through our majority-owned subsidiary, PT Freeport Indonesia, we have one of the world’s largest copper and gold mining and production operations in terms of reserves and production. Our principal asset is the Grasberg minerals district. We discovered the largest ore body in the district, Grasberg, in 1988. Based on available year-end 2005 data provided by third-party industry consultants, the Grasberg minerals district contains the largest single copper reserve and the largest single gold reserve of any mine in the world.

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

PT Freeport Indonesia conducts its operations pursuant to an agreement, called a Contract of Work, with the Government of Indonesia (see “Contracts of Work”). The Contract of Work allows us to conduct extensive mining, production and exploration activities in a 24,700-acre area that we call Block A, which contains the Grasberg minerals district, and governs our rights and obligations relating to taxes, exchange controls, royalties, repatriation and other matters. The Contract of Work also allows us to explore for minerals in an approximately 500,000-acre area that we call Block B. Exploration activities in Block B have been suspended in recent years, but we expect to resume those activities in 2007. The primary term of our Contract of Work expires in 2021 and we can extend it for two 10-year periods subject to Indonesian government approval, which cannot be withheld or delayed unreasonably.

Another of our operating subsidiaries, PT Irja Eastern Minerals, which we refer to as Eastern Minerals, holds an additional Contract of Work in Papua covering approximately 1.2 million acres. Eastern Minerals conducts exploration activities, which had been suspended in recent years, under this Contract of Work (see “Contracts of Work”). In December 2006, Eastern Minerals received approval from the Government of Indonesia to resume exploration activities in 2007. We have a 100 percent ownership interest in Eastern Minerals.

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

Under a joint venture agreement through PT Nabire Bakti Mining, we conduct exploration activities, which have been suspended in recent years (see “Contracts of Work”), in an area covering approximately 500,000 acres in five parcels contiguous to PT Freeport Indonesia’s Block B and one of Eastern Minerals’ blocks. We expect to resume exploration activities in PT Nabire Bakti Mining’s exploration area in 2007.

At December 31, 2006, PT Freeport Indonesia’s share of proven and probable recoverable reserves totaled 38.8 billion pounds of copper and 41.1 million ounces of gold, all of which are located in Block A. Our approximate 90.64 percent equity share of these proven and probable recoverable reserves totaled 35.2 billion pounds of copper and 37.2 million ounces of gold (see “Ore Reserves”). In this annual report, we refer to (1) aggregate reserves, which means all reserves for the operations we manage, (2) PT Freeport Indonesia’s share of reserves, which means the reserves net of Rio Tinto’s interest under our joint venture arrangements and which are the reserves reported as those of our operations in our consolidated financial statements and (3) our equity share of reserves, which is net of the 9.36 percent of PT Freeport Indonesia owned by the Government of Indonesia.

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

The following four maps indicate:

- the distance from the Grasberg minerals district in Papua to Bali (approximately 1,500 miles) and to Jakarta (approximately 2,000 miles);

- the location of the Papua province in which we operate;

- the location of our Contracts of Work areas within the Papua province; and

- the infrastructure of our Contract of Work project area.

P. MASI MASI
KAB. YAPENWAROPEN
KAB. JAYAPURA
KAB. NABIRE
SARERABAY
NABIRE
BLOCK 2
KAB. PANIAI
KAB. PUNCAKJAYA
BLOCK 3
BLOCK B
MULIA
BLOCK1
BLOCK2
BLOCK B
BLOCK 3
ENAROTALI
BLOCK A
WAMENA
KAB. JAYAWIJAYA
ETNABAY
BLOCK 1
BLOCK B
TIMIKA
KAB. MIMIKA
ARAFURASEA
Block A Area
DISTRICT BOUNDARY
Block B Area
PT Nabire Bakti Mining Contract of Work
Eastem Minerals Contract of Work
KAB. MERAUKE

PT Freeport Indonesia Block A
Grasberg
TEMBAGAPURA
KUALA
KENCANA
TIMIKA
PT Freeport Indonesia
Project Area
AMAMAPARE
Approved Tailings
Management Area
N
0
10 Kilometers

Contracts of Work

Through Contracts of Work with the Government of Indonesia, PT Freeport Indonesia and Eastern Minerals conduct their current exploration operations and PT Freeport Indonesia conducts its mining operations in Indonesia. Both Contracts of Work govern our rights and obligations relating to taxes, exchange controls, royalties, repatriation and other matters. Both Contracts of Work were concluded pursuant to the 1967 Foreign Capital Investment Law, which expresses Indonesia’s foreign investment policy and provides basic guarantees of remittance rights and protection against nationalization, a framework for economic incentives and basic rules regarding other rights and obligations of foreign investors. Specifically, the Contracts of Work provide that the Government of Indonesia will not nationalize or expropriate PT Freeport Indonesia’s or Eastern Minerals’ mining operations. Any disputes regarding the provisions of the Contracts of Work are subject to international arbitration. We have experienced no disputes requiring arbitration during the 39 years we have operated in Indonesia.

PT Freeport Indonesia’s Contract of Work covers both Block A, which was first included in a 1967 Contract of Work that was replaced by a new Contract of Work in 1991, and Block B, to which we gained rights in 1991. The initial term of our Contract of Work expires in December 2021, but we can extend it for two 10-year periods subject to Indonesian government approval, which cannot be withheld or delayed unreasonably. We originally had the rights to explore 6.5 million acres in Block B, but pursuant to the Contract of Work we have only retained the rights to approximately 500,000 acres, following significant geological assessment.

Eastern Minerals signed its Contract of Work in August 1994. The Contract of Work originally covered approximately 2.5 million acres. Eastern Minerals' Contract of Work provides for a four-to-seven year exploratory term and a 30-year term for mining operations. Subject to Indonesian government approval, which cannot be withheld or delayed unreasonably, we can extend this period for two 10-year periods. Eastern Minerals’ Contract of Work requires us to relinquish our rights to 25 percent of the original 2.5-million-acre Contract of Work area at the end of each of three specified periods. As of December 31, 2006, we had relinquished approximately 1.3 million acres and must relinquish an additional 0.6 million acres at the end of the three-year exploration period, which can be extended by the Government of Indonesia for as many as two additional years. The exploration activities under Eastern Minerals’ Contract of Work also had been suspended in recent years; however, in December 2006, Eastern Minerals received approval from the Government of Indonesia to resume exploration activities in 2007.

We suspended our exploration activities outside of Block A in recent years because of safety and security issues and regulatory uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas and an Indonesian Forestry law enacted in 1999 prohibiting open-pit mining in forest preservation areas. In 2001, we requested and received from the Government of Indonesia formal temporary suspensions of our obligations under the Contracts of Work in all areas outside Block A. The current suspensions were granted for one-year periods ending February 26, 2007, for Block B and March 30, 2007, for PT Nabire Bakti Mining. Recent Indonesian legislation permits open-pit mining in PT Freeport Indonesia’s Block B area, subject to certain requirements. Following an assessment of these requirements and a review of security issues, we plan to resume exploration activities in certain prospective Contract of Work areas outside of Block A in 2007.

PT Freeport Indonesia pays a copper royalty under its Contact of Work that varies from 1.5 percent of copper net revenue at a copper price of $0.90 or less per pound to 3.5 percent at a copper price of $1.10 or more per pound. The Contract of Work royalty rate for gold and silver sales is 1.0 percent.

A large part of the mineral royalties under Government of Indonesia regulations are designated to the provinces from which the minerals are extracted. In connection with our “fourth concentrator mill expansion,” PT Freeport Indonesia agreed to pay the Government of Indonesia additional royalties (royalties not required by our Contract of Work) to provide further support to the local governments and the people of Papua. PT Freeport Indonesia pays the additional royalties on production exceeding specified annual amounts of copper, gold and silver expected to be generated when its milling facilities operate above 200,000 metric tons of ore per day. The additional royalty for copper equals the Contract of Work royalty rate and for gold and silver equals twice the Contract of Work royalty rates. Therefore, our royalty rate on copper net revenues from production above the agreed levels is double the Contract of Work royalty rate, and our royalty rates on gold and silver sales from production above the agreed levels are triple the Contract of Work royalty rates.

PT Freeport Indonesia’s share of the combined royalties, including the additional royalties which became effective January 1, 1999, totaled $126.0 million in 2006, $103.7 million in 2005 and $43.5 million in 2004.

Republic of Indonesia

General. The Republic of Indonesia consists of more than 17,000 islands stretching 3,000 miles along the equator from Malaysia to Australia and is the fourth most populous nation in the world with over 245 million people. Following many years of Dutch colonial rule, Indonesia gained independence in 1945 and now has a presidential republic system of government.

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

In July 2001, the People’s Consultative Assembly voted to remove President Wahid, and elected Vice President Megawati Sukarnoputri as president. In October 2004, Susilo Bambang Yudhoyono was elected as president in the nation’s first direct presidential election.

Other Developments. In February 2006, a group of illegal gold panners engaged in conflict with Indonesian police and PT Freeport Indonesia security personnel when they were requested to leave an area near our milling facilities. Following the incident, the illegal panners blocked the road leading to the Grasberg mine and mill in protest and we temporarily suspended mining and milling operations as a precautionary measure. The panners also vandalized some of our light vehicles and offices near this area, causing approximately $2 million in damages. Our port facilities continued to operate during the disruption and concentrate shipments were not affected. The panners, mostly Papuans from outside our area of operations, presented a list of aspirations, primarily relating to their desire to share in the benefits of our existing initiatives and programs provided for the Papuans who are the traditional residents of our operations area. Mining and milling operations resumed after an approximate four-day outage. During the incident at our mine and mill, protestors in Jakarta vandalized the entrance floor of the office building housing our Indonesian headquarters and staged a three-day rally outside the building. The Indonesian police handled this matter, which did not disrupt our administrative functions or damage any of our facilities.

On August 31, 2002, three people were killed and 11 others were wounded in an ambush by a group of assailants. The assailants shot at several vehicles transporting international contract teachers from PT Freeport Indonesia’s school in Tembagapura, their family members, and other contractors to PT Freeport Indonesia on the road near Tembagapura, the mining town where the majority of PT Freeport Indonesia’s personnel reside. Indonesian authorities and the United States Federal Bureau of Investigation (FBI) investigated the incident, which resulted in the U.S. indictment of an alleged operational commander in the Free Papua Movement/National Freedom Force. In January 2006, Indonesian Police arrested this individual and 11 other Papuans. In November 2006, verdicts and sentencing were announced for seven of the accused in the August 2002 shooting, including a life sentence for the confessed leader of the attack.

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

Economic and Social Conditions. The Indonesian economy grew by an estimated 6 percent in 2006 and 2005. The Indonesian currency, the rupiah, averaged approximately 9,150 rupiah to one United States (U.S.) dollar during 2006 and closed at 8,989 rupiah to one U.S. dollar on December 29, 2006, compared with 9,825 rupiah to one U.S. dollar on December 30, 2005.

Despite gradual improvements on the economic front, Indonesia’s recovery remains vulnerable to ongoing political and social tensions. Pro-independence movements have been prominent in certain areas, especially in the province of Aceh, and to a lesser extent in Papua. In 2005, the Government of Indonesia and the Free Aceh Movement reached a peace agreement, which included the withdrawal of 24,000 military troops from Aceh. Subsequently, the U.S. restored full relations with the Indonesian military after a 14-year moratorium, partly because of the successes by the Government of Indonesia in fighting terrorism and in reaching a peaceful agreement in Aceh.

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

Our Contracts of Work and the Government of Indonesia. The Indonesian government has assured investors that existing contracts would be honored. In our 39 years of operating in Indonesia, the Indonesian government has always honored its commitments to us. Our belief that our Contracts of Work will continue to be honored is further supported by U.S. laws, which prohibit U.S. aid to countries that nationalize property owned by, or take steps to nullify a contract with, a U.S. citizen or company at least 50 percent owned by U.S. citizens if the foreign country does not within a reasonable time take appropriate steps to provide full value compensation or other relief under international law.

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

PT Freeport Indonesia is also one of the largest private employers in Indonesia and by far the largest in Papua. As of December 31, 2006, PT Freeport Indonesia directly employed 8,957 people, and 6,141 contract workers provided services to PT Freeport Indonesia. In addition, 4,579 persons worked for privatized companies providing services within PT Freeport Indonesia’s operations area.

Besides the estimated $5.1 billion in direct benefits from taxes, royalties, dividends and fees paid to the Indonesian government under the Contract of Work from 1992 through 2006, PT Freeport Indonesia’s operations have provided an additional estimated $11.1 billion during this period in indirect benefits to Papua and the Republic of Indonesia in the form of wages and benefits paid to workers, purchases of goods and services, charitable contributions and reinvestments in operations. For 2006, direct benefits paid to the Indonesian government totaled approximately $1.6 billion and indirect benefits totaled approximately $1.1 billion. In addition, approximately $0.2 billion of direct benefits attributable to 2006 operations is being paid during the first quarter of 2007 in accordance with the terms of the Contract of Work.

Ore Reserves

During 2006, PT Freeport Indonesia added 41.8 million metric tons of ore averaging 0.66 percent copper and 0.70 grams per metric ton (g/t) of gold associated with positive drilling results at the Mill Level Zone and Deep Mill Level Zone deposits, a 387-million-metric-ton complex with average grades of 1.02 percent copper and 0.81 g/t of gold. PT Freeport Indonesia’s reserve estimates also reflect revisions resulting from changes to its long-range mine plans.

During the fourth quarter of 2006, PT Freeport Indonesia completed an analysis of its longer-range mine plans to assess the optimal design of the Grasberg open pit and the timing of development of the Grasberg underground block cave ore body. The analysis incorporated the latest geological and geotechnical studies, costs and other economic factors in developing the optimal timing for transitioning from the open pit to underground. The revised long-range plan includes changes to the expected final Grasberg open-pit design which will result in a section of high-grade ore previously expected to be mined in the open pit to be mined in the Grasberg underground block cave mine. Approximately 100 million metric tons of high-grade ore in the southwest corner (located in the "8 South" pushback) of the open pit, with aggregate recoverable metal approximating 4 billion pounds of copper and 5 million ounces of gold, is expected to be mined through PT Freeport Indonesia's large scale block caving operations rather than from open-pit mining. The revised mine plan reflects a transition from the Grasberg open pit to the Grasberg underground block cave ore body currently estimated to occur in mid-2015.

The mine plan revisions alter the timing of metal production in the period of 2015 and beyond but do not have a significant effect on ultimate recoverable reserves. The success of PT Freeport Indonesia's underground operations and the significant progress to establish underground infrastructure provides confidence in developing the high-grade, large-scale underground ore bodies in the Grasberg minerals district. PT Freeport Indonesia will continue to assess opportunities to optimize the long-range mine plans and net present values of the Grasberg minerals district.

Year-end aggregate proven and probable recoverable reserves, net of 2006 production, were 2.8 billion metric tons of ore averaging 1.04 percent copper, 0.90 g/t of gold and 4.16 g/t of silver representing 54.8 billion pounds of copper, 54.3 million ounces of gold and 184.5 million ounces of silver. Our aggregate exploration budget for 2007, including Rio Tinto’s share, is expected to total approximately $31 million ($25 million for our share). PT Freeport Indonesia’s exploration efforts in 2007 within Block A will continue to test extensions of the Deep Grasberg and Kucing Liar mine complex. Engineering studies are under way to incorporate positive drilling results from 2006 activities at Deep Grasberg and Kucing Liar. PT Freeport Indonesia also expects to test the open-pit potential of the Wanagon gold prospect and the Ertsberg open-pit resource, and will begin testing for extensions of the Deep Mill Level Zone deposit and other targets in the space between the Ertsberg and Grasberg mineral systems from the new Common Infrastructure tunnels (see “Mining Operations - Mines in Development”) located at the 2,500 meter level.

Pursuant to joint venture arrangements between PT Freeport Indonesia and Rio Tinto, Rio Tinto has a 40 percent interest in production from reserves above those reported at December 31, 1994. Net of Rio Tinto’s share, PT Freeport Indonesia’s share of proven and probable recoverable reserves as of December 31, 2006, was 38.8 billion pounds of copper, 41.1 million ounces of gold and 128.0 million ounces of silver. FCX’s equity interest in proven and probable recoverable reserves as of December 31, 2006, was 35.2 billion pounds of copper, 37.2 million ounces of gold and 116.0 million ounces of silver. We estimated recoverable reserves using a copper price of $1.00 per pound and a gold price of $400 per ounce. If metal prices were adjusted to the approximate average London spot prices for the past three years, i.e., copper prices adjusted from $1.00 per pound to $2.01 per pound and gold prices adjusted from $400 per ounce to $486 per ounce, the resulting additional proven and probable reserves would not be material to our reported reserves.

All of our proven and probable recoverable reserves lie within Block A. Aggregate Grasberg open pit and underground proven and probable recoverable ore reserves as of December 31, 2006, are shown below along with those of our other deposits. Reserve calculations were prepared by our employees under the supervision of George D. MacDonald, our Vice President of Exploration, and were reviewed and verified by Independent Mining Consultants, Inc., experts in mining, geology and reserve determination. See “Risk Factors.” We developed our current mine plan based on completing the mining of all of our currently designated recoverable reserves before the end of 2041, which would be the expiration of our Contract of Work including the two 10-year extensions discussed above. Prior to the expiration of the initial term of our Contract of Work in December 2021, under our current mine plan we expect to mine approximately 39 percent of aggregate proven and probable ore, representing approximately 45 percent of PT Freeport Indonesia’s share of recoverable copper reserves and approximately 59 percent of PT Freeport Indonesia’s share of recoverable gold reserves.

	Proven				Probable				Total
	Metric Tons of Ore (000s)[a]	Average Ore Grade			Metric Tons of Ore (000s)[a]	Average Ore Grade			Metric Tons
		Copper	Gold	Silver		Copper	Gold	Silver	of Ore (000s)[a]
		(%)	(g/t)	(g/t)		(%)	(g/t)	(g/t)
Developed and producing:
Grasberg open pit	158,828	0.93	1.20	2.22	313,696	0.85	0.90	2.13	472,524
Deep Ore Zone	68,803	0.86	0.59	4.66	79,588	0.82	0.54	4.67	148,391
Undeveloped:
Grasberg block cave	289,455	1.14	1.10	3.58	695,837	1.01	0.77	3.12	985,292
Kucing Liar	161,755	1.24	1.11	6.45	415,956	1.18	1.04	5.57	577,711
Deep Mill Level Zone	26,866	1.18	0.91	6.09	252,046	1.07	0.85	5.35	278,912
Ertsberg Stockwork Zone	44,811	0.51	0.84	1.76	98,815	0.49	0.82	1.66	143,626
Mill Level Zone	36,699	1.05	0.79	4.52	71,527	0.76	0.69	3.35	108,226
Big Gossan	9,040	2.48	1.14	13.40	43,696	2.28	1.09	15.03	52,736
Dom open pit	5,753	2.07	0.43	12.78	17,897	2.01	0.43	11.93	23,650
Dom block cave	7,201	1.43	0.36	9.31	14,820	1.34	0.36	8.58	22,021
Total	809,211	1.08	1.03	4.23	2,003,878	1.02	0.85	4.13	2,813,089

	Mill Recoveries (%)			Proven and Probable Recoverable Reserves[b]
	Copper	Gold	Silver	Copper	Gold	Silver
				(Billions of Lbs.)	(Millions of Ozs.)	(Millions of Ozs.)
Developed and producing:
Grasberg open pit	88.2	85.7	57.1	7.8	12.6	14.4
Deep Ore Zone	86.1	76.8	65.5	2.3	2.0	11.2
Undeveloped:
Grasberg block cave	88.4	69.4	68.2	19.4	18.4	54.0
Kucing Liar	89.1	48.7	49.0	13.1	9.3	40.7
Deep Mill Level Zone	85.2	76.1	78.7	5.5	5.6	29.4
Ertsberg Stockwork Zone	88.5	78.8	85.3	1.4	2.9	5.1
Mill Level Zone	89.2	78.1	83.7	1.8	1.9	8.4
Big Gossan	93.1	68.7	81.6	2.4	1.2	15.7
Dom open pit	62.5	64.0	47.0	0.6	0.2	3.4
Dom block cave	82.9	61.6	44.6	0.5	0.2	2.2
Total	87.8	68.9	63.8	54.8	54.3	184.5

PT Freeport Indonesia’s share				38.8	41.1	128.0
FCX’s equity share				35.2	37.2	116.0

a.	Ore reserve tonnage estimates are after application of applicable mining recovery factors.
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

PT Freeport Indonesia’s ores contain three commercially recoverable metals: copper, gold and silver. We value all three metals in terms of a copper equivalent percentage to determine a single break-even cutoff grade. Copper equivalent percentage is used to express the relative value of multi-metal ores in terms of one metal. The calculation expresses the relative value of the ore using estimates of contained metal quantities, metals prices as used for reserve determination, recovery rates, treatment charges and royalties. The table below shows the break-even cutoff grade, expressed as a copper equivalent percentage, for each of our existing ore bodies as of December 31, 2006.

Ore Body	Copper Equivalent Cutoff Grade
Grasberg open pit	0.65%
Deep Ore Zone	0.71%
Grasberg block cave	0.71%
Kucing Liar	0.90%
Mill Level Zone	0.76%
Deep Mill Level Zone	0.79%
Ertsberg Stockwork Zone	0.77%
Dom block cave	0.80%
Big Gossan	1.49%
Dom open pit	1.01%
Average	0.77%

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

		Spacing (in meters)			Average Distance (in meters)
Deposit	Mining Unit	Surface Drilling Grids	Underground (& Surface) Drill Fans	Drilling Method	To Nearest Sample	Between Drill Holes (less than)
Grasberg	Open Pit	83	73	Core	38	76
Deep Ore Zone	Block Cave	-	50	Core	18	35
Grasberg	Block Cave	-	94	Core	39	79
Kucing Liar	Block Cave	-	81	Core	39	78
Mill Level Zone	Block Cave	-	50	Core	24	47
Deep Mill Level Zone	Block Cave	-	91	Core	45	89
Ertsberg Stockwork Zone	Block Cave	100	55	Core	21	41
Dom	Block Cave	-	50	Core	35	71
Big Gossan	Open Stope	100	62	Core	20	39
Dom	Open Pit	-	50	Core	43	86

Mining Operations - Mines in Production

We and our predecessors have conducted exploration and mining operations in Block A since 1967 and have been the only operator of these operations. We currently have two mines in operation: the Grasberg open pit and the Deep Ore Zone block cave.

Grasberg Open Pit. We began open-pit mining of the Grasberg ore body in 1990. Open-pit operations are expected to continue until mid-2015 at which time the Grasberg underground mining operations are scheduled to begin. Production is currently at the 3,340- to 4,285-meter elevation level and totaled 63.7 million metric tons of ore in

2006 and 60.3 million metric tons of ore in 2005, which provided 80 percent of our 2006 mill feed and 81 percent of our 2005 mill feed. Our open-pit mining rate, including ore and overburden, totaled 677,200 metric tons per day in 2006 and 691,600 metric tons per day in 2005. Approximate annual production rates are expected to range between 650,000 metric tons per day and 750,000 metric tons per day through 2010 and then decline through 2015. We are studying potential capital outlays for additional haul trucks, which would be above the expected maintenance capital costs that will be incurred during the pit’s remaining life.

The current Grasberg equipment fleet consists of over 675 units. As of December 31, 2006, the larger mining equipment directly associated with production includes 168 haul trucks with payloads ranging from approximately 70 metric tons to 330 metric tons, 18 shovels with bucket sizes ranging from 29 cubic meters to 42 cubic meters and 65 bulldozers and graders. Besides the potential purchases of haul trucks discussed above, we believe our current equipment level is adequate to meet our projected production levels over the remaining life of the pit.

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

In the mining industry, the costs of removing overburden and waste material to access mineral deposits are referred to as “stripping costs.” Through December 31, 2005, we applied the deferred mining cost method in accounting for our post-production stripping costs. The deferred mining cost method was used by some companies in the metals mining industry; however, industry practice varied. The deferred mining cost method matches the cost of production with the sale of the related metal from the open pit by assigning each metric ton of ore removed an equivalent amount of overburden tonnage, thereby averaging overburden removal costs over the life of the mine. The mining cost capitalized in inventory and the amounts charged to cost of goods sold do not represent the actual costs incurred to mine the ore in any given period. The application of the deferred mining cost method resulted in an asset on FCX’s balance sheet (“Deferred Mining Costs”) totaling $285.4 million at December 31, 2005 (see Note 1).

On January 1, 2006, we adopted Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (EITF 04-6), which requires that stripping costs incurred during production be considered costs of the extracted minerals and included as a component of inventory to be recognized in cost of sales in the same period as the revenue from the sale of that inventory (see Note 1). Upon adoption of EITF 04-6, we recorded our deferred mining costs asset ($285.4 million) at December 31, 2005, net of taxes, minority interest share and inventory effects ($135.9 million), as a cumulative effect adjustment to reduce our retained earnings on January 1, 2006. In addition, stripping costs incurred in 2006 and later periods are now charged to cost of sales as prescribed by EITF 04-6. As a result of adopting EITF 04-6 on January 1, 2006, our income before income taxes and minority interests for the year ended December 31, 2006, was $35.4 million lower and net income was $18.8 million ($0.10 per basic share and $0.08 per diluted share) lower than if we had not adopted EITF 04-6 and continued to defer stripping costs. Stripping costs are now charged to cost of sales as prescribed by EITF 04-6. Adoption of the new guidance has no impact on our cash flows. The pro forma impact of applying EITF 04-6 would be to reduce net income by $35.3 million or $0.16 per diluted share for the year ended December 31, 2005, and $39.4 million or $0.21 per diluted share for the year ended December 31, 2004.

Deep Ore Zone. The Deep Ore Zone ore body lies vertically below the now depleted Intermediate Ore Zone ore body. We began production from the Deep Ore Zone ore body in 1989 using open stope mining methods, but we suspended production in 1991 in favor of production from the Grasberg deposit. Production resumed in September 2000 using the block-cave method. Production is at the 3,110-meter elevation level and totaled 16.5 million metric tons of ore in 2006 and 15.3 million metric tons of ore in 2005. The Deep Ore Zone continues to perform above design capacity of 35,000 metric tons of ore per day. Production from the Deep Ore Zone averaged 45,200 metric tons of ore per day in 2006 and 42,000 metric tons of ore per day in 2005.

During 2006 at the Deep Ore Zone mine, we completed over 12,000 meters of development drifting in support of the block-cave mining method and the ongoing expansion to 50,000 metric tons of ore per day. The expansion to a sustained rate of 50,000 metric tons of ore per day is expected to be completed in mid-2007. The cumulative aggregate development costs for the Deep Ore Zone expansion through December 31, 2006, totaled approximately $56 million (approximately $34 million for PT Freeport Indonesia’s share) and the aggregate development costs for 2007 are expected to total approximately $4 million (approximately $2 million for PT Freeport Indonesia’s share). We anticipate a further expansion of the Deep Ore Zone operation to 80,000 metric tons of ore per day, with budgeted capital of approximately $18 million (approximately $11 million for PT Freeport Indonesia’s share) in 2007. The success of the development of the Deep Ore Zone mine, one of the world’s largest underground mines, provides confidence in the future development of PT Freeport Indonesia’s large-scale undeveloped ore bodies.

The Deep Ore Zone mine fleet consists of over 160 pieces of mobile heavy equipment. The primary mining equipment directly associated with production and development includes 45 load-haul-dump (LHD) units and 16 haul trucks. Our production LHD units typically carry approximately 11 metric tons of ore. Using ore passes and chutes, the LHD units transfer ore into 55-ton capacity haul trucks. The trucks dump into a gyratory crusher and ore is then conveyed to the surface stockpiles.

Our development costs include costs incurred resulting from mine pre-production activities undertaken to gain access to proven and probable reserves including adits, drifts, ramps, permanent excavations, infrastructure and removal of overburden. Depreciation for mining and milling life-of-mine assets is determined using the unit-of-production method based on estimated recoverable proven and probable copper reserves. Development costs that relate to a specific ore body are depreciated using the unit-of-production method based on estimated recoverable proven and probable copper reserves for the ore body benefited. PT Freeport Indonesia’s total development costs at December 31, 2006, for the Deep Ore Zone mine, currently our only operating underground mine, totaled approximately $224 million, which are being depreciated on a unit-of-production basis over the life of the Deep Ore Zone proven and probable reserves (see Note 1).

The majority of maintenance activities are performed on site by a combination of PT Freeport Indonesia employees and contract workers. As of December 31, 2006, we had approximately 7,000 employees and contract workers directly involved in Grasberg open-pit and Deep Ore Zone underground mining, milling and ore flow operations.

Our principal source of power for all our operations is a coal-fired power plant that we built in conjunction with our fourth concentrator mill expansion (see “Infrastructure”). Diesel generators supply peaking and backup electrical power generating capacity. A combination of naturally occurring mountain streams and water derived from our underground operations provides water for our operations. The average annual rainfall in the project area is 185 inches.

Mining Operations - Mines in Development

Seven other ore bodies (the underground Grasberg, Kucing Liar, Mill Level Zone, Deep Mill Level Zone, Ertsberg Stockwork Zone, Big Gossan and the Dom) are located in Block A. These ore bodies are at various stages of development, and are included in our proven and probable recoverable reserves. We continually review our operation’s development opportunities to maximize the value of the reserves. We incurred $61.4 million for mine development, expansion and infrastructure capital expenditures related to these ore bodies and $49.5 million for common underground infrastructure development during the three years ended December 31, 2006. See “Risk Factors.”

The underground Grasberg reserves will be mined using the block-cave method at the end of open-pit mining, which is expected to continue until approximately mid-2015. The Kucing Liar ore body lies on the southern flank of and underneath the southern portion of the Grasberg open pit at the 2,605- to 3,115-meter elevation level. We expect to mine the Kucing Liar ore body using the block-cave method.

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

The Ertsberg Stockwork Zone ore body extends off the southwest side of the Deep Ore Zone ore body at the 3,126- to 3,626-meter elevation level. Drilling efforts continue to determine the extent of this ore body, which we expect to mine using a block-cave method starting in about 2008.

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

In 2004, PT Freeport Indonesia commenced its “Common Infrastructure” project, which will provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system has reached the Big Gossan terminal and PT Freeport Indonesia is proceeding with development of the lower Big Gossan infrastructure. PT Freeport Indonesia has also advanced development of the Grasberg spur and as of December 31, 2006, has completed 67 percent of the tunneling required to reach the Grasberg underground ore body. PT Freeport Indonesia expects the Grasberg spur to reach the Grasberg underground ore body and to initiate multi-year mine development activities in the second half of 2007.

The projected aggregate capital expenditures required to reach full production capacity for each of our undeveloped ore bodies based on our latest mine plans and our proven and probable recoverable reserves as of December 31, 2006, are shown below in millions of U.S. dollars. Actual costs could differ materially from these estimates as we will not incur most of the expenditures for several years and we will incur them over a period of several years. In addition to the mine development costs below, our current mine development plans include approximately $1 billion of capital expenditures at our processing facilities to optimize the handling of underground ore types once Grasberg open-pit operations cease. We continue to review our processing plans to maximize the value of our reserves. Based on our current estimates, we expect aggregate expenditures will range between approximately $100 million and $320 million annually, during the next 15 years. In addition, these costs will be shared with Rio Tinto in accordance with our joint venture agreement.

Grasberg block cave	$1,170
Kucing Liar	740
Deep Mill Level Zone	320
Mill Level Zone	260
Big Gossan	185
Ertsberg Stockwork Zone	170
Dom block cave	130
Dom open pit	80
Total	$3,055

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

BLOCK A ORE DEPOSITS
(With Underground Infrastructure)

GRASBERG OPEN PIT
GRASBERG BLOCK CAVE
KUCING LIAR BLOCK CAVE
ERTSBERG PIT
MLZ BLOCK CAVE
DMLZ BLOCK CAVE
DOZ BLOCK CAVE
ESZ BLOCK CAVE
BIG GOSSAN OPEN STOPE
CIP DRIFTS
DOM BLOCK CAVE
DOM OPEN PIT
N
0
1000
METERS
"CIP" - Common Infrastructure Project
"DOZ" - Deep Ore Zone
"ESZ" - Ertsberg Stockwork Zone
"MLZ" - Mill Level Zone
"DMLZ" - Deep Mill Level Zone

The following chart illustrates our current plans for sequencing and producing each of our ore bodies and the years in which we currently expect that production of each ore body will begin and end. Production volumes are typically lower in the first few years of each ore body as development activities are ongoing and as the mine ramps up to full production. Currently, the Grasberg open pit and Deep Ore Zone are our only producing mines. The ultimate timing of the start of production from our undeveloped mines is dependent upon a number of factors, including the results of our exploration and development efforts, and may vary from the dates shown below. In addition, we develop our mine plans for the Grasberg open pit and underground mines based on maximizing the net present value from the ore bodies.

During 2006, we mined an average of 722,400 metric tons of material per day, including ore and overburden. We do not require any additional approvals for higher mining rates. During 2005, we mined an average of 733,600 metric tons of material per day. The following chart illustrates our current aggregate mill capacity; our aggregate permitted mill capacity and our projected milling rates. Mill capacity will vary with the ore type being processed. The decline in milling rates in 2015 reflects the expected completion date of open-pit mining at the Grasberg ore body. We are continuing to develop mine plans to optimize production levels.

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

Our production results for the last three years are as follows:

	Years Ended December 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
Mill throughput (metric tons of ore
per day)	229,400	216,200	185,100	6%	17%
Copper production, net to PT
Freeport Indonesia (000 pounds)	1,201,200	1,455,900	996,500	(17)%	46%
Gold production, net to PT Freeport
Indonesia (ounces)	1,731,800	2,789,400	1,456,200	(38)%	92%
Average unit net cash costs
per pound of copper[a]	$0.60	$0.07	$0.40	757%	(83)%
_________________
a.
Includes site production and delivery costs, smelting and refining costs, and royalties, less credits for gold and silver sales. See our 2006 Annual Report incorporated herein by reference for a reconciliation of average unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

Although average mill throughput increased by six percent to 229,400 metric tons of ore per day from 216,200 metric tons per day in 2005, we mined lower grade ore and reported lower production in 2006, compared with 2005. Copper production for 2006 totaled 1.2 billion pounds, 254.7 million pounds lower than 2005 production. Gold production for 2006 totaled 1.7 million ounces, 1.1 million ounces lower than 2005 production. Average unit net cash costs for 2006 increased to $0.60 per pound from $0.07 per pound for 2005, as a result of higher unit production costs (resulting from lower volumes, higher input costs and the impact of changes in accounting for stripping costs) and higher treatment charges and royalties attributable to increased copper prices.

Mill throughput and production improved significantly in 2005 compared to 2004, which was negatively affected by PT Freeport Indonesia’s efforts to accelerate removal of overburden material and restore safe access to higher-grade areas in the pit (see below). Mill throughput averaged 216,200 metric tons of ore per day in 2005, a 17 percent increase from the 185,100 metric tons average in 2004. Copper and gold production was higher in 2005 compared with 2004 reflecting the higher mill throughput and higher average ore grades. Copper production for 2005 totaled 1.46 billion pounds, 459.4 million pounds higher than 2004 production. Gold production for 2005 totaled 2.79 million ounces, 1.3 million ounces higher than 2004 production. The higher sales volumes and the primarily fixed nature of a large portion of PT Freeport Indonesia’s cost structure resulted in average unit net cash costs for 2005 decreasing to $0.07 per pound compared with $0.40 per pound for 2004.

In October 2003, a slippage of material occurred in a section of the Grasberg open pit and in December 2003, a smaller debris flow occurred in the same section. The area affected by the slippage events included two active mining areas which were scheduled to be mined in the fourth quarter of 2003 (see “Grasberg Open-Pit Slippage”). Mill throughput and production in 2004 was negatively affected by PT Freeport Indonesia’s efforts to accelerate removal of overburden material and restore safe access to higher-grade areas in the pit.

Because of the fixed nature of a large portion of our costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period. In addition, we have experienced significant increases in our production costs in recent years primarily as a result of higher energy costs and costs of other consumables, higher mining costs and milling rates, labor costs and other factors. Once we complete our open-pit mining operations at the Grasberg mine in approximately mid-2015 and transition to underground, we expect our share of annual copper and gold production to be lower than current levels, and all other factors being equal, our average unit net cash costs to increase. For more information regarding our operating and financial results, see our 2006 Annual Report incorporated herein by reference.

We estimate our share of sales for 2007 to approximate 1.1 billion pounds of copper and 1.8 million ounces of gold. Average annual sales volumes over the five-year period from 2007 through 2011 are expected to approximate 1.24 billion pounds of copper and 1.8 million ounces of gold. The achievement of PT Freeport Indonesia’s sales estimates will be dependent, among other factors, on the achievement of targeted mining rates, the successful operation of PT Freeport Indonesia production facilities, the impact of weather conditions at the end of fiscal periods on concentrate loading activities and other factors. See “Risk Factors.”

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

Our technical services group is composed of expatriates and Indonesian nationals, who are university educated. International consulting experts in each of the applicable technical fields also provide additional support to this group. In-house training provided by consultants as well as off-site seminars and industry conferences supports the training of our staff. Our joint venture partner has also provided geotechnical and engineering support to our operations. Consultants and our joint venture partner provide input into program development and assess performance of these critical roles.

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

Exploration

As a result of our joint venture arrangements, Rio Tinto generally pays for 40 percent of our joint venture exploration and exploratory drilling costs in Papua. The joint ventures incurred total exploration costs of $16.7 million in 2006 and $13.3 million in 2005. The joint ventures’ exploration budget for 2007, including Rio Tinto’s share, is expected to total approximately $31 million ($25 million for our share). PT Freeport Indonesia’s exploration efforts in 2007 within Block A will continue to test extensions of the Deep Grasberg and Kucing Liar mine complex. Engineering studies are under way to incorporate positive drilling results from 2006 activities at Deep Grasberg and Kucing Liar. PT Freeport Indonesia also expects to test the open-pit potential of the Wanagon gold prospect and the Ertsberg open-pit resource, and will begin testing for extensions of the Deep Mill Level Zone deposit and other targets in the space between the Ertsberg and Grasberg mineral systems from the new Common Infrastructure tunnels located at the 2,500 meter level. During 2007, we plan to resume exploration activities, which had been suspended in recent years, in certain prospective areas outside Block A.

In June 1998, we entered into a joint venture agreement to conduct exploration activities in PT Nabire Bakti Mining’s Contract of Work area, which currently covers approximately 500,000 acres in several blocks contiguous to PT Freeport Indonesia’s Block B and one of Eastern Minerals’ blocks in Papua. Rio Tinto shares in 40 percent of our interest and costs in this exploration joint venture. We and Rio Tinto can earn up to a 62 percent interest in the PT Nabire Bakti Mining Contract of Work by spending up to $21 million on exploration and other activities in the joint venture areas. We have spent $18.0 million through December 31, 2006.

With the subsequent approval of the Indonesian government, in 2000 we suspended our field exploration activities in Block B, which includes the Wabu Ridge gold prospect, as well as in the other Contract of Work areas of Eastern Minerals and PT Nabire Bakti Mining. The suspensions were because of safety and security issues and regulatory uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas and an Indonesian Forestry law enacted in 1999 prohibiting open-pit mining in forest preservation areas. Recent Indonesian legislation permits open-pit mining in PT Freeport Indonesia’s Block B area, subject to certain requirements. Following an assessment of these requirements and a review of security issues, we plan to resume exploration activities in certain prospective Contract of Work areas outside of Block A in 2007.

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

In July 2003, we acquired the 85.7 percent ownership interest in Puncakjaya Power owned by affiliates of Duke Energy Corporation for $68.1 million cash, net of $9.9 million of cash acquired. Puncakjaya Power is the owner of assets supplying power to PT Freeport Indonesia’s operations, including the 3x65 megawatt coal-fired power facilities. PT Freeport Indonesia purchases power from Puncakjaya Power under infrastructure asset financing arrangements. In March 2005, we prepaid $187.0 million of bank debt associated with Puncakjaya Power’s operations. At December 31, 2006, we had a $105.2 million loan outstanding to Puncakjaya Power, PT Freeport Indonesia had infrastructure asset financing obligations payable to Puncakjaya Power totaling $192.4 million and Puncakjaya Power had a receivable from PT Freeport Indonesia for $247.3 million, including Rio Tinto’s share. We consolidate PT Freeport Indonesia and Puncakjaya Power and our consolidated balance sheet only reflects a $54.6 million receivable ($8.6 million in other accounts receivable and $46.0 million in long-term assets) for Rio Tinto’s share of Puncakjaya Power’s receivable as provided for in our joint venture agreement with Rio Tinto.

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

Revenues from concentrate sales are recorded net of royalties (see “Contracts of Work”), treatment and refining charges (including price participation charges, if applicable, based on the market prices of metals), and the impact of derivative financial instruments, if any, used to hedge against risks from metals price fluctuations. Moreover, because a portion of the metals contained in copper concentrates is unrecoverable as a result of the smelting process, our revenues from concentrate sales are also recorded net of allowances based on the quantity and value of these unrecoverable metals. These allowances are a negotiated term of our contracts and vary by customer. Treatment and refining charges represent payments to smelters and refiners and are either fixed or in certain cases vary with the price of copper. We sell a small amount of copper concentrates in the spot market. See “Risk Factors.”

We have commitments, including commitments from Atlantic Copper and PT Smelting, for essentially all of PT Freeport Indonesia’s estimated 2007 production. PT Freeport Indonesia has a long-term contract through December 2007 to provide Atlantic Copper with a quantity of copper concentrates at market prices which currently approximates 60 percent of Atlantic Copper’s annual copper concentrate requirements. PT Freeport Indonesia’s agreement with PT Smelting provides, for the life of PT Freeport Indonesia’s mines, for the supply of 100 percent of the copper concentrate requirements necessary to produce 205,000 metric tons of copper (essentially the Gresik smelter’s original design capacity) on a priority basis. In 2004, PT Smelting increased its stated production capacity to 250,000 metric tons of copper per year. During 2006, PT Smelting completed an expansion of its production capacity from 250,000 metric tons of copper per year to 275,000 metric tons. For the first 15 years of PT Smelting’s commercial operations beginning December 1998, PT Freeport Indonesia agreed that the treatment and refining charges on specified quantities of the concentrate PT Freeport Indonesia supplies will not fall below specified minimum rates, subject to renegotiation in 2008. The rate was $0.23 per pound, during the period from the commencement of PT Smelting’s operations in 1998 until April 3, 2004 when it declined to a minimum of $0.21 per pound. PT Smelting’s rates for 2007 are expected to exceed the minimum $0.21 per pound. Current rates are higher than the minimum rate. We anticipate that PT Freeport Indonesia will sell approximately 50 to 60 percent of its annual concentrate production to Atlantic Copper and PT Smelting. A summary of PT Freeport Indonesia’s aggregate percentage concentrate sales to its affiliates and to other parties for the last three years follows:

	2006	2005	2004
PT Smelting	27%	29%	40%
Atlantic Copper	23%	25%	19%
Other parties	50%	46%	41%
	100%	100%	100%

Investment in Smelters

Our investment in smelters (Atlantic Copper and PT Smelting) serves an important role in our concentrate marketing strategy. As discussed above, PT Freeport Indonesia generally sells approximately one-half of its concentrate production to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder to other customers. Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and income to Atlantic Copper and PT Smelting. Through downstream integration, we are assured placement of a significant portion of our concentrate production. Low smelter treatment and refining charges prior to 2005 adversely affected the operating results of Atlantic Copper and benefited the operating results of PT Freeport Indonesia’s mining operations. Smelting and refining charges consist of a base rate and in certain contracts, price participation and price sharing based on copper prices. Market rates for treatment and refining charges have increased significantly since late 2004 as worldwide smelter availability was insufficient to accommodate increased mine production and because of higher copper prices. However, more recently, we have begun to see these market rates decline. Higher treatment and refining charges benefit our smelter operations and adversely affect our mining operations. Taking into account taxes and minority ownership interests, an equivalent change in PT Freeport Indonesia’s and Atlantic Copper’s smelting and refining charge rates essentially offsets in our consolidated operating results.

Atlantic Copper, S.A. We own 100 percent of Atlantic Copper. Atlantic Copper completed the last expansion of its production capacity in 1997 and the design capacity of its smelter and its refinery are 290,000 metric tons of copper per year and its refinery currently has a nominal capacity of 260,000 metric tons of copper per year, respectively. We have no present plans to expand Atlantic Copper’s production capacity. During 2006, Atlantic Copper treated 953,700 metric tons of concentrate and scrap and produced 263,700 metric tons of new copper anodes. During 2005, Atlantic Copper treated 975,400 metric tons of concentrate and scrap and produced 284,200 metric tons of new copper anodes. Atlantic Copper’s positive financial results in 2006 compared with 2005 primarily reflect higher treatment charges, partially offset by higher unit costs. The next maintenance activity at Atlantic Copper is a 23-day maintenance turnaround currently scheduled for the second quarter of 2007, which is expected to adversely affect costs and volumes resulting in an approximate $25 million impact on 2007 operating results. Major maintenance turnarounds typically occur approximately every nine years for Atlantic Copper, with significantly shorter term maintenance turnarounds occurring in the interim. Atlantic Copper purchased approximately 42 percent of its 2006 concentrate requirements from PT Freeport Indonesia at market prices. Atlantic Copper has experienced no material operating problems, and we are not aware of any potential material environmental liabilities at Atlantic Copper.

We made no capital contributions to Atlantic Copper in 2005 and 2006; however, we contributed $202.0 million to Atlantic Copper in 2004. In addition, we loaned $189.5 million to Atlantic Copper in 2004. The funds were used to improve Atlantic Copper’s financial structure during its major maintenance turnaround and during a period of extremely low treatment and refining charge rates, which negatively affected Atlantic Copper’s results. Our net investment in Atlantic Copper through December 31, 2006, was approximately $170 million.

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

PT Smelting is a joint venture among PT Freeport Indonesia, Mitsubishi Materials Corporation, Mitsubishi Corporation and Nippon Mining & Metals Co., Ltd., which own 25 percent, 60.5 percent, 9.5 percent and 5 percent, respectively, of the outstanding PT Smelting common stock. In accordance with the joint venture agreements, PT

Freeport Indonesia provides the majority of PT Smelting’s copper concentrate requirements. In December 2003, PT Smelting’s shareholder agreement was amended to eliminate PT Freeport Indonesia’s assignment of its earnings in PT Smelting to support a 13 percent cumulative annual return to the other owners for the first 20 years of operations. No amounts were paid under this assignment. PT Freeport Indonesia’s total investment in PT Smelting through December 31, 2006, was $100.6 million.

During 2006, PT Smelting treated 737,500 metric tons of concentrate and produced 201,200 metric tons of new copper anodes. During 2005, PT Smelting treated 908,900 metric tons of concentrate and produced 275,000 metric tons of new copper anodes. The lower volumes in 2006 primarily reflect a 22-day maintenance turnaround in the second quarter and PT Smelting’s temporary suspension of operations beginning in October 2006 and ending in mid-December 2006 following an equipment failure at the oxygen plant supplying the smelter. Major maintenance turnarounds typically occur approximately every four years for PT Smelting, with significantly shorter term maintenance turnarounds in the interim. The next major maintenance turnaround is scheduled for 2008. In 2004, PT Smelting completed a refinery expansion during its maintenance turnaround, increasing its production capacity to approximately 250,000 metric tons of copper per year. During 2006, PT Smelting completed an expansion of its production capacity from 250,000 metric tons of copper per year to 275,000 metric tons. We are not aware of any potential material environmental liabilities at PT Smelting.

Competition

We compete with other mining companies in the sale of our mineral concentrates and the recruitment and retention of qualified personnel. Some competing companies possess financial resources greater than ours and possess multiple mining assets less geographically concentrated in a single area than ours. We believe, however, that we are one of the lowest cost copper producers in the world, after taking into account credits for related gold and silver production, which gives us a significant competitive advantage.

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

In 1996, PT Freeport Indonesia agreed to commit at least one percent of its revenues to the Freeport Partnership Fund for Community Development (formerly the Freeport Fund for Irian Jaya Development) to support village-based health, education, economic and social development programs in its area of operations. This commitment replaced our community development programs in which we spent a similar amount of money each year. Our share of contributions to the Freeport Partnership Fund for Community Development totaled $43.9 million in 2006, $35.7 million in 2005 and $17.5 million in 2004. Our joint venture partner, Rio Tinto, also contributes to this fund and including their share the contributions totaled $47.6 million in 2006, $42.3 million in 2005 and $19.0 million in 2004.

Lembaga Pembangunan Masyarakat Amungme Kamoro (LPMAK) oversees disbursement of the amounts we contribute to the fund. LPMAK’s board of commissioners is made up of a leader of the Amungme people, a leader of the Kamoro people, leaders of the three local churches, a representative of the local government and a representative of PT Freeport Indonesia. The Amungme and Kamoro people are original inhabitants of the land in our area of operations.

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

Security Matters

Consistent with our Contract of Work and the requirement to protect our employees and property, we have taken appropriate steps to provide a safe and secure working environment. As part of its security program, PT Freeport Indonesia maintains its own internal security department, which performs functions such as protecting company facilities, monitoring the shipment of company goods through the airport and terminal, assisting in traffic control and aiding rescue operations. PT Freeport Indonesia’s civilian security employees (numbering about 675) are unarmed and perform duties consistent with their internal security role. PT Freeport Indonesia’s share of costs for its internal civilian security department totaled $14.2 million for 2006, $11.3 million for 2005 and $12.3 million for 2004. The security department has received human rights training and each member is required to certify his or her compliance with our human rights policy.

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

PT Freeport Indonesia’s share of support costs for the government-provided security, involving over 2,625 Indonesian government security personnel currently located in the general area of our operations, was $8.5 million for 2006, $6.2 million for 2005 and $6.9 million for 2004. This supplemental support consists of various infrastructure and other costs, such as food, housing, fuel, travel, vehicle repairs, allowances to cover incidental and administrative costs, and community assistance programs conducted by the military/police. PT Freeport Indonesia’s capital costs for associated infrastructure was $0.1 million for 2006, $0.1 million for 2005 and $0.2 million for 2004.

As reported in January 2006, we are responding to requests from governmental authorities in United States and Indonesia for information about PT Freeport Indonesia primarily relating to PT Freeport Indonesia’s support of Indonesian security institutions. As discussed above, we provide support to assist security institutions deployed and directed by the Government of Indonesia with infrastructure, logistics and the hardship elements of posting in Papua and our practices adhere to the joint U.S. State Department-British Foreign Office Voluntary Principles on Security and Human Rights. We are cooperating with these requests.

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

In furtherance of our commitments to the Indonesian government pursuant to our tailings management plan, we monitor the acid-neutralizing capacity of tailings on a daily basis to ensure the discharge of non-acid generating tailings into our tailings deposition area. The net acid-neutralizing capacity of our tailings discharge is maintained through a managed program of blending underground ore with ore from the open pit, the addition of supplemental limestone (or lime) to the ore blend, and the addition of lime for control of the pH levels in the flotation system. Daily samples are collected and tested and this data is communicated to our mill operations so that appropriate adjustments in ore blending and lime/limestone addition can be made.

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

We have also committed to the Indonesian government to have independent external environmental audits of our Papuan operations performed by qualified experts every three years, with results available for public review. We have had four independent environmental audits conducted by internationally recognized consulting and auditing firms. Audits were completed in 1996 by Dames & Moore; in 1999 by Montgomery Watson; in 2002 by SGS International Certification Services Indonesia, a member of the Société Générale de Surveillance group; and in 2005 by Montgomery Watson Harza. Montgomery Watson Harza concluded that PT Freeport Indonesia’s mining operations “are among the largest and most environmentally challenging and complex in the world” and that the company’s “environmental management practices continue to be based on (and in some cases represent) best management practices for the international copper and gold mining industry.” The audit also concluded, as have previous independent audits, that PT Freeport Indonesia’s tailings management program “remains the tailings management option best suited to the unique topographical and climatological conditions of the site, with a far lower level of environmental impact and risk” than those posed by alternatives. The Montgomery Watson Harza auditors also made a number of specific recommendations for improvements in PT Freeport Indonesia’s environmental management practices and these are being implemented. We also conduct annual internal audits to ensure that our environmental management and monitoring programs remain sound and our operations will continue to comply in all material respects with applicable regulations.

In addition to these audits, PT Freeport Indonesia agreed to participate in the Government of Indonesia’s PROPER program in 2005. In March 2006, the Indonesian Ministry of Environment announced the preliminary results of its PROPER environmental management audit, acknowledging the effectiveness of PT Freeport Indonesia’s environmental management practices in some areas while making several suggestions for improvement in others. We are working with the Ministry of Environment to address the issues raised as we complete the audit process.

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

We have environmental approvals from the Government of Indonesia to expand our milling rate up to a maximum of 300,000 metric tons of ore per day. In 2006, we averaged 229,400 metric tons of ore per day and in 2005 we averaged 216,200 metric tons of ore per day.

The cost of complying with environmental laws is a fundamental cost of our business. We incurred aggregate environmental capital expenditures and other environmental costs totaling $62.7 million in 2006, $44.0 million in 2005 and $65.1 million in 2004, including tailings management levee maintenance and mine reclamation. In 2007, we expect to incur approximately $43 million of aggregate environmental capital expenditures and $55 million of other environmental costs.

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

Our ultimate reclamation and closure activities will be determined after consultation with the Indonesian government, local residents and other parties. Our estimate as of December 31, 2006 of PT Freeport Indonesia’s total aggregate reclamation and closure obligations total approximately $157 million. Estimates of reclamation and closure costs involve complex issues requiring integrated assessments over a period of many years, and we may revise them as we perform more complete studies. Some reclamation costs will be incurred during mining activities, while most closure costs and the remaining reclamation costs will be incurred at the end of mining activities, which are currently estimated to continue for more than 34 years.

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

In 1996, we began contributing to a cash fund ($8.5 million balance at December 31, 2006) designed to accumulate at least $100 million by the end of our Indonesian mining activities. We plan to use this fund, including accrued interest, to pay for mine closure and reclamation costs. Any incremental costs in excess of this $100 million fund are expected to be incurred throughout the life of the mine and would be funded by operational cash flow or other sources. Future environmental considerations and future changes in regulations could require us to incur additional costs that would be charged against future operations. Estimates involving environmental matters are by their nature imprecise and changes in government regulations, operations, technology and inflation can be expected to require us to revise them over time.

We believe that Atlantic Copper’s facilities and operations are in compliance in all material respects with all currently applicable Spanish environmental laws, rules and regulations. In July 2002, the Integrated Pollution Prevention and Control guidelines were adopted under Spanish law with a phase in for compliance by 2009. Atlantic Copper, working with local environmental authorities, is continually assessing the impact of these new guidelines on its operations, and has budgeted approximately $27 million as its estimate of the remaining required capital expenditures from 2007 through 2010 to comply. In April 2006, the Environmental Management Systems at Atlantic Copper’s operations in Huelva were audited by the Spanish Association for Standardization and Certification (AENOR), in accordance with the ISO 14001:96 international certification standards and the European Union Environmental, Eco-Management and Eco-Auditing (EMAS) Regulation No. 761/2001. AENOR is a Spanish not-for-profit entity that has been accredited by the Spanish government to inspect, audit and certify environmental management systems. Atlantic Copper received positive results from the audits, which are required annually to retain the ISO 14001 certification that Atlantic Copper achieved in prior years.

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

Employees and Relationship with FM Services Company

As of December 31, 2006, PT Freeport Indonesia had 8,957 employees (approximately 98 percent Indonesian) and 6,141 contract workers, the vast majority of whom were Indonesian. Approximately 74 percent of PT Freeport Indonesia’s employees are represented by the All Indonesia Workers’ Union, which operates under Government of Indonesia supervision. PT Freeport Indonesia has a labor agreement covering its hourly paid Indonesian employees, the key provisions of which are renegotiated biannually. In June 2005, PT Freeport Indonesia and its workers agreed to terms for a new labor agreement that expires in September 2007. PT Freeport Indonesia’s relations with the workers’ union have generally been satisfactory. In addition, 4,579 persons worked for privatized companies providing services within PT Freeport Indonesia’s operations area.

As of December 31, 2006, Atlantic Copper had 550 employees, of which approximately 74 percent are represented by union contracts. Atlantic Copper’s labor contract covering its smelter/refinery workforce in Huelva, Spain expired on December 31, 2005, and was renewed for a three-year period with no material changes in terms. Atlantic Copper experienced a four-day labor strike in October 2004 at its smelter facility in Huelva because of a workforce reduction plan. The union’s issues with the workforce reduction plan were resolved and the plan was approved by Spanish authorities and implemented in December 2004.

FM Services Company (FM Services) furnishes executive, administrative, financial, accounting, legal, tax and similar services to us. FM Services became our wholly owned subsidiary in October 2002, when we purchased the remaining 50 percent ownership in FM Services from McMoRan Exploration Co. (McMoRan) for $1.3 million. As of December 31, 2006, FCX had 9 employees and FM Services had 145 employees. FM Services employees continue to also provide services to McMoRan, a publicly traded company engaged in the exploration, development and production of oil and gas, and Stratus Properties Inc., a publicly traded company engaged in the development of real estate.

Item 1A. Risk Factors

This report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are all statements other than statements of historical facts, such as statements regarding anticipated production volumes, unit net cash costs, sales volumes, ore grades, commodity prices, development and capital expenditures, mine production and development plans, environmental reclamation and closure cost and plans, reserve estimates, political, economic and social conditions in our areas of operations, exploration efforts and results, and the proposed acquisition of Phelps Dodge. Except for our ongoing obligations under the federal securities laws, we do not intend, and we undertake no obligation, to update or revise any forward-looking statements. Readers are cautioned that forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements. Important factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements include the following:

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

In February 2006, a group of illegal gold panners engaged in conflict with Indonesian police and PT Freeport Indonesia security personnel when they were requested to leave an area near our milling facilities. Following the incident, the illegal panners blocked the road leading to the Grasberg mine and mill in protest and we temporarily suspended mining and milling operations as a precautionary measure. The panners also vandalized some of our light vehicles and offices near this area, causing approximately $2 million in damages. Our port facilities continued to operate during the disruption and concentrate shipments were not affected. The panners, mostly Papuans from outside our area of operations, presented a list of aspirations, primarily relating to their desire to share in the benefits of our existing initiatives and programs provided for the Papuans who are the traditional residents of our operations area. Mining and milling operations resumed after an approximate four-day outage. During the incident at our mine and mill, protestors in Jakarta vandalized the entrance floor of the office building housing our Indonesian headquarters and staged a three-day rally outside the building. The Indonesian police handled this matter, which did not disrupt our administrative functions or damage any of our facilities.

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

On March 23, 2006, a mud/topsoil slide involving approximately 75,000 metric tons of material occurred from a mountain ridge above service facilities supporting PT Freeport Indonesia’s mining facilities. Regrettably, three contract workers were fatally injured in the event. The material damaged a mess hall and an adjacent area. As a result of investigations by PT Freeport Indonesia and the Indonesian Department of Energy and Mineral Resources, we conducted geotechnical studies to identify any potential hazards to facilities from slides. The existing early warning system for potential slides, based upon rainfall and other factors, has also been expanded. PT Freeport Indonesia recorded a charge of $1.9 million ($1.0 million to net income or less than $0.01 per diluted share) in the first quarter of 2006 for damages related to this event. The event did not directly involve operations within the Grasberg open-pit mine or PT Freeport Indonesia’s milling operations.

The terrorist attacks in the United States on September 11, 2001, subsequent attacks in Indonesia and the potential for additional future terrorist acts and other recent events have created economic and political uncertainties that could materially and adversely affect our business and the prices of our securities.

On August 31, 2002, three people were killed and 11 others were wounded in an ambush by a group of assailants. The assailants shot at several vehicles transporting international contract teachers from our school in Tembagapura, their family members, and other contractors to PT Freeport Indonesia on the road near Tembagapura, the mining town where the majority of PT Freeport Indonesia’s personnel reside. We, along with the U.S. government, the central Indonesian government, the Papuan provincial and local governments, and leaders of the local people residing in the area of our operations condemned the attack. Indonesian authorities and the U.S. FBI investigated the incident, which resulted in the U.S. indictment of an alleged operational commander of the Free Papua Movement/National Freedom Force. In January 2006, Indonesian Police, accompanied by FBI agents, arrested the alleged operational commander in the Free Papua Movement/National Freedom Force and 11 other Papuans. In November 2006, verdicts and sentencing were announced for seven of the accused in the August 2002 shooting, including a life sentence for the confessed leader of the attack.

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

Terrorist attacks and other events have caused uncertainty in the world’s financial and insurance markets and may significantly increase global political, economic and social instability, including in Indonesia. In addition to the Bali, JW Marriott Hotel and Australian embassy bombings, there have been anti-American demonstrations in certain sections of Indonesia reportedly led by radical Islamic activists. Radical activists have also threatened to attack foreign interests and have called for the expulsion of U.S. and British citizens and companies from Indonesia.

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

During 2006, the daily closing prices on the London spot market ranged from $2.06 to $3.99 per pound for copper and $521 to $726 per ounce for gold. During 2005, the daily closing prices on the London spot market ranged from $1.39 to $2.11 per pound for copper and $411 to $538 per ounce for gold.

World copper prices have historically fluctuated widely and are affected by numerous factors beyond our control, including:

•	the strength of the U.S. economy and the economies of other industrialized and developing nations, including China, which has become the largest consumer of refined copper in the world;

•	available supplies of copper from mine production and inventories;

•	sales by holders and producers of copper;

•	demand for industrial products containing copper;

•	investment activity, including speculation, in copper as a commodity;

•	the availability and cost of substitute materials; and

•	currency exchange fluctuations, including the relative strength of the U.S. dollar.

World gold prices also have historically fluctuated widely and are affected by numerous factors beyond our control, including:

•	the strength of the U.S. economy and the economies of other industrialized and developing nations, including China;

•	global or regional political or economic crises;

•	the relative strength of the U.S. dollar and other currencies;

•	expectations with respect to the rate of inflation;

•	interest rates;

•	purchases and sales of gold by central banks and other holders;

•	demand for jewelry containing gold; and

•	investment activity, including speculation, in gold as a commodity.

Any material decrease in market prices of copper or gold would materially and adversely affect our results of operations and financial condition. See our 2006 Annual Report incorporated herein by reference for an analysis of the effect on our revenues and net income of changes in copper and gold prices.

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

At times, certain government officials and others in Indonesia have questioned the validity of contracts entered into by the Government of Indonesia prior to May 1998 (i.e., during the Suharto regime which lasted over 30 years), including PT Freeport Indonesia’s Contract of Work, which was signed in December 1991. We cannot assure you that the validity of, or their compliance with, the Contracts of Work will not be challenged for political or other reasons. PT Freeport Indonesia’s Contract of Work and our other Contracts of Work require that disputes with the Indonesian government be submitted to international arbitration. Notwithstanding that provision, if a dispute arises under the Contracts of Work, we face the risk of having to submit to the jurisdiction of a foreign court or arbitration panel, and if we prevail in such a dispute, we will face the additional risk of having to enforce the judgment of a foreign court or arbitration panel against Indonesia within its own territory.

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

We suspended our field exploration activities outside of Block A in recent years because of safety and security issues and regulatory uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas and an Indonesian Forestry law enacted in 1999 prohibiting open-pit mining in forest preservation areas. In 2001, we requested and received from the Government of Indonesia, formal temporary suspensions of our obligations under the Contracts of Work in all areas outside of Block A. Recent Indonesian legislation permits open-pit mining in PT Freeport Indonesia’s Block B area, subject to certain requirements. Following an assessment of these requirements and a review of security issues, we plan to resume exploration activities in certain prospective Contract of Work areas outside of Block A in 2007.

Our mining operations create difficult and costly environmental challenges, and future changes in environmental laws, or unanticipated environmental impacts from our operations, could require us to incur increased costs.

Mining operations on the scale of our operations in Papua involve significant environmental risks and challenges. Our primary challenge is to dispose of the large amount of crushed and ground rock material, called tailings, that results from the process by which we physically separate the copper-, gold- and silver-bearing materials from the ore that we mine. Our tailings management plan uses the river system near our mine to transport the tailings to the lowlands where the tailings and natural sediments are deposited in a controlled area contained within a levee system that will be revegetated. We incurred aggregate costs relating to tailings management of $12.8 million in 2006, $8.7 million in 2005 and $11.8 million in 2004.

Another major environmental challenge is managing overburden, which is the rock that must be moved aside in the mining process in order to reach the ore. In the presence of air, water and naturally occurring bacteria, some overburden can cause acid rock drainage, or acidic water containing dissolved metals which, if not properly managed, can have a negative impact on the environment.

Certain Indonesian governmental officials have from time to time raised issues with respect to our tailings and overburden management plans, including a suggestion that we implement a pipeline system rather than our river deposition system for tailings disposal. Because our mining operations are remotely located in steep mountainous terrain and in an active seismic area, a pipeline system would be costly, difficult to construct and maintain, more prone to catastrophic failure and involve significant potentially adverse environmental issues. An external panel of qualified experts, as directed in our 300K ANDAL (the Environmental Impact Assessment document submitted to the Indonesian government and approved in 1997), conducted detailed reviews and analyses of a number of technical studies. They concluded that all significant impacts identified were in line with the 300K ANDAL predictions, and that the current system of riverine tailings management was appropriate considering all site-specific factors. For these reasons, we do not believe that a pipeline system is necessary or practical.

In March 2006, the Indonesian Ministry of Environment announced the preliminary results of its PROPER environmental management audit, acknowledging the effectiveness of PT Freeport Indonesia’s environmental management practices in some areas while making several suggestions for improvement in others. We are working with the Ministry of Environment to address the issues raised as it completes the audit process.

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

All of our current proven and probable reserves, including the Grasberg deposit, are located in Block A. The initial term of our Contract of Work covering these reserves expires at the end of 2021. We can extend this term for two successive 10-year periods, subject to the approval of the Indonesian government, which under our Contract of Work cannot be withheld or delayed unreasonably. Our reserves reflect estimates of minerals that can be recovered through the end of 2041 (i.e., through the expiration of the two 10-year extensions) and our current mine plan has been developed, and our operations are based on the assumption that we will receive the two 10-year extensions. As a result, we will not mine all of our reserves during the current term of our Contract of Work, and there can be no assurance that the Indonesian government will approve the extensions. Prior to the end of 2021, we expect to mine approximately 39 percent of aggregate proven and probable recoverable ore at December 31, 2006, representing approximately 45 percent of PT Freeport Indonesia’s share of recoverable copper reserves and approximately 59 percent of its share of recoverable gold reserves.

Increased energy and other production costs could reduce our profitability and cash flow.

We have experienced significant increases in our production costs in recent years primarily as a result of higher energy costs and costs of other consumables, higher mining costs and milling rates and higher labor costs. Aggregate energy costs, which approximated 22 percent of our 2006 production costs, primarily include purchases of diesel fuel and coal. Diesel prices have nearly tripled since 2002 and our coal costs are approximately 40 percent higher. The costs of other consumables, including steel and reagents, also have increased. Continued increases in the cost of diesel, coal and other commodities that we consume or use in our operations could adversely affect our profits and cash flow.

Our business is subject to operational risks.

Mines by their nature are subject to many operational risks and factors that are generally outside of our control and could impact its business, operating results and cash flows. These operational risks and factors include, but are not limited to:

•	unanticipated ground and water conditions and adverse claims to water rights;

•	geological problems, including earthquakes and other natural disasters;

•	metallurgical and other processing problems;

•	the occurrence of unusual weather or operating conditions and other force majeure events;

•	lower than expected ore grades or recovery rates;

•	accidents;

•	delays in the receipt of or failure to receive necessary government permits;

•	the results of litigation, including appeals of agency decisions;

•	uncertainty of exploration and development;

•	delays in transportation;

•	labor disputes;

•	inability to obtain satisfactory insurance coverage;

•	unavailability of materials and equipment; and

•	the failure of equipment or processes to operate in accordance with specifications or expectations.

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

The rupiah/U.S. dollar daily closing exchange rate ranged from 8,613 to 9,881 rupiah per U.S. dollar during 2006, and on December 29, 2006, the closing exchange rate was 8,989 rupiah per U.S. dollar compared with 9,825 rupiah per U.S. dollar on December 30, 2005. During 2006, the Australian dollar/U.S. dollar daily closing exchange rate ranged from $0.70 to $0.79 per Australian dollar and the euro/U.S. dollar daily closing exchange rate ranged from $1.18 to $1.34 per euro. On December 29, 2006, the closing exchange rates were $0.79 per Australian dollar and $1.32 per euro, compared with the December 30, 2005 closing exchange rates of $0.73 per Australian dollar and $1.18 per euro.

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

Risk Factors Associated with the Proposed Acquisition of Phelps Dodge.

Shareholders cannot be sure of the market value of our shares that will be issued in the transaction.

Upon the completion of the transaction, each Phelps Dodge common share outstanding immediately prior to the transaction will be converted into the right to receive a combination of 0.67 of a share of our common stock and $88.00 in cash, without interest. Because the exchange ratio for the stock consideration is fixed in the merger agreement, the market value of our common stock issued in the transaction will depend upon the market price of a share of our common stock upon the completion of the transaction. This market value will fluctuate prior to the completion of the transaction and therefore may be different at the time the transaction is completed from what it was at the time the merger agreement was signed, the date of this document or at the time of the shareholder meetings. Accordingly, shareholders cannot be sure of the market value of our common stock that will be issued in the transaction or the market value of our common stock at any time after the transaction.

We may not be able to obtain the financing needed for the transaction on favorable terms.

We have received commitments from certain lenders to provide financing of up to $17.5 billion in the aggregate for the transaction. However, if the proceeds of this financing are unavailable for any reason, we will be forced to obtain an alternate source of financing, which may be more expensive for us, may have an adverse impact on the combined company’s capital structure or may be unavailable.

The combined company will be highly leveraged, and its high level of debt may limit its financial and operating flexibility.

We will be incurring significant debt to consummate the transaction and to refinance existing debt. It is expected that we will utilize much of the financing to be made available pursuant to the financing commitments discussed above to fund a portion of the cash consideration payable to the Phelps Dodge shareholders in the transaction. The combined company, on a pro forma basis, will have approximately $10.0 billion of debt under its new senior secured term credit facilities, and either $6.0 billion in aggregate principal amount of new unsecured senior notes or a $6.0 billion bridge loan (or some combination of the two). In addition, approximately $1.6 billion of existing debt of the combined companies will remain outstanding following the transaction. The combined company is also expected to have a new $1.5 billion senior secured revolving credit facility with at least $1.0 billion of availability.

This debt could limit the combined company’s financial and operating flexibility, including by requiring the combined company to dedicate a substantial portion of its cash flows from operations and the proceeds of equity issuances to the repayment of its debt and making the combined company more vulnerable to economic downturns. Additionally, the combined company’s ability to satisfy financial tests or utilize third-party guarantees for financial assurance with respect to reclamation obligations may be adversely impacted as a result of the increase in debt.

Upon consummation of the transaction, we and all of our restricted subsidiaries must comply with various covenants contained in our credit agreement. These covenants will, among other things, limit the ability of the respective restricted entities to:

•	incur additional debt or liens or enter into sale/leaseback transactions;

•	make payments in respect of, or redeem or acquire, debt or equity issued by us, including the payment of dividends on common stock;

•	sell assets or enter into mergers or acquisitions;

•	make loans or investments; or

•	enter into certain hedging transactions.

In addition, the combined company will be subject to financial covenants.

Declines in the market prices of copper, gold and molybdenum could adversely affect the combined company’s earnings and cash flows, and therefore its ability to repay its debt.

The earnings and cash flows of the combined company will be affected significantly by the market prices of copper and, to a lesser extent, gold and molybdenum. The world market prices of these commodities have fluctuated historically and will be affected by numerous factors beyond the control of the combined company. Many financial analysts who follow the metals markets are predicting that copper prices will decline significantly from their current, historically high, levels over the next few years. A decline in the world market price of one or more of these commodities could adversely affect the combined company’s earnings and cash flows and therefore could adversely affect its ability to repay its debt and depress its stock price.

The combined company will operate on a broader geographical scope than either we or Phelps Dodge has operated individually, and will be exposed to a broader range of political, social and geographic risks than either company has been exposed to on an individual basis.

Phelps Dodge conducts mining operations in the United States, Chile and Peru and has a significant development project in the Democratic Republic of the Congo (which is expected to begin production by 2009). Accordingly, the business of the combined company may be adversely affected by political, economic and social uncertainties in these countries, in addition to the usual risks associated with conducting business in a foreign country. Because we have no significant operations in any of these countries, these risks are different from and in addition to those to which our business has historically been exposed.

In addition, all of the combined company’s revenues and a significant portion of its costs will be denominated in U.S. dollars; however, some of its costs, and certain of its asset and liability accounts, will be denominated in Indonesian rupiah, Chilean pesos, Peruvian nuevos soles and other foreign currencies. As a result, the combined company will be generally less profitable when the U.S. dollar weakens in relation to these foreign currencies. From time to time, the combined company may implement currency hedges intended to reduce its exposure to changes in foreign currency exchange rates. However, its hedging strategies may not be successful, and any of its unhedged foreign exchange payments will continue to be subject to market fluctuations.

The impact of purchase accounting could adversely affect the combined company’s earnings.

Purchase accounting will require the combined company to allocate the price being paid in the transaction to Phelps Dodge’s assets on the basis of their fair values at the time of the closing of the transaction. Those adjustments are expected to result in significant increases in the carrying values of certain acquired assets, including, based on preliminary estimates, increases of $4.0 billion in metal inventories and stockpiles and $11.9 billion in property, plant, equipment and development costs, as reflected in the unaudited pro forma condensed combined balance sheet contained in Amendment No. 2 to our Form S-4 filed with the Securities and Exchange Commission on February 12, 2007. The increased value of property, plant, equipment and development costs will increase the combined company’s depreciation expense, which will reduce reported earnings but have no effect on cash flows.

A decline in the market price of commodities produced by the combined company could result in a write down of metal inventories and stockpiles to recoverable values and the recognition of impairment charges to property, plant, equipment and development costs. In addition, the increased value of metal inventories and stockpiles would cause the combined company’s cost of goods sold to increase in the year the metal in those inventories and stockpiles are recognized as sold. If the combined company changes the historical method of accounting for Phelps Dodge’s metal inventories and stockpiles from the current method of last-in, first-out, this increase in the combined company’s cost of goods would occur in the near term. These factors would have the effect of reducing reported earnings, although they would have no effect on cash flows.

In addition, the preliminary estimate of goodwill associated with the transaction is approximately $8.5 billion, as reflected in the unaudited pro forma condensed combined balance sheet contained in Amendment No. 2 to our Form S-4 filed with the Securities and Exchange Commission on February 12, 2007. The combined company will annually assess this amount for impairment. If the combined company concludes that the goodwill associated with the transaction is impaired, the amount of the impairment would reduce the combined company’s reported earnings but would have no effect on cash flows.

We may experience difficulties in integrating our business with Phelps Dodge’s business, which could cause the combined company to fail to realize many of the anticipated potential benefits of the transaction.

We have entered into the merger agreement because we believe that the transaction will be beneficial to our company, Phelps Dodge and our respective shareholders. Achieving the anticipated benefits of the transaction will depend in part upon whether our two companies integrate our businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The difficulties of combining the two companies’ businesses potentially will include, among other things:

•
the necessity of coordinating geographically separated organizations and addressing possible differences in corporate cultures and management philosophies, and the integration of certain operations following the transaction will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company;

•	any inability of our management to integrate successfully the operations of our two companies or to adapt to the addition of lines of business in which we have not historically engaged; and

•	any inability of our management to cause best practices to be applied to the combined company’s businesses.

An inability to realize the full extent of the anticipated benefits of the transaction, as well as any delays encountered in the transition process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may affect the value of our common stock after the closing of the transaction.

The combined company will depend on its senior management team and other key employees, and the loss of any of these employees could adversely affect the combined company’s business.

The success of the combined company after the transaction will depend in part upon our ability to retain senior management and other key employees of both companies. Competition for qualified personnel can be very intense. In addition, senior management and key employees may depart because of issues relating to the uncertainty or difficulty associated with the integration of the companies or a desire not to remain with the combined company. Accordingly, no assurance can be given that we will be able to retain senior management and key employees to the same extent that they have been able to do so in the past.

Resales of shares of our common stock following the transaction and future issuances of equity or equity-linked securities by us may cause the market price of shares of our common stock to fall.

As of February 12, 2007, we had approximately 197 million shares of common stock outstanding, approximately 23 million shares authorized for issuance upon conversion of preferred stock and convertible notes, and approximately six million shares authorized for issuance upon the exercise of outstanding options or the vesting of restricted stock units. We expect to issue approximately 137 million shares of our common stock in connection with the transaction. The issuance of these new shares and the sale of additional shares that may become eligible for sale in the public market from time to time upon the exercise of options (including options that will replace existing Phelps Dodge options) could have the effect of depressing the market price for shares of our common stock. Also, because many Phelps Dodge shareholders are also our shareholders, some may decide to sell rather than hold the additional shares of our common stock they will receive in the transaction. The sale of those shares could also have the effect of depressing the market price for shares of our common stock.

Subject to market conditions, we intend to consider opportunities to reduce debt of the combined company shortly following the closing of the transaction through issuances of equity and equity-linked securities. The issuance of those securities could also have the effect of depressing the market price for the shares of our common stock.

The trading price of shares of our common stock following the transaction may be affected by factors different from those affecting the trading price of Phelps Dodge common shares and shares of our common stock prior to the transaction.

Following completion of the transaction, the results of operations of the combined company, as well as the trading price of our common stock, may be affected by factors different from those currently affecting Phelps Dodge’s results of operations and the trading price of Phelps Dodge common shares.

In addition, the trading price of shares of our common stock following the transaction may be affected by factors different from those affecting the trading price of shares of our common stock prior to the transaction. Following the transaction, we will have significantly greater indebtedness and will derive a significantly smaller proportion of our revenues from gold. Current shareholders may decide to sell their shares as a result of those changes, which could have the effect of depressing the market price of shares of our common stock.

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

As reported in January 2006, we are responding to requests from governmental authorities in the United States and Indonesia for information about PT Freeport Indonesia, primarily relating to PT Freeport Indonesia’s support of Indonesian security institutions. As described elsewhere in this Form 10-K under the heading “Security Matters,” we provide support to assist security institutions deployed and directed by the Government of Indonesia with infrastructure, logistics and the hardship elements of posting in Papua and our practices adhere to the joint U.S. State Department-British Foreign Office Voluntary Principles on Security and Human Rights. We are cooperating with these requests.

The company has been named as a defendant in one of three actions brought on behalf of a purported class of all of the shareholders of Phelps Dodge Corporation. We have been named as a defendant in Knisley v. Phelps Dodge Corp. et al., (No. CV2006-053422) filed in the Superior Court of the state of Arizona, county of Maricopa. In all three class actions, the plaintiffs allege breaches of fiduciary duties by the Phelps Dodge board of directors in connection with the merger transaction. The complaints allege, among other things, that the named defendants engaged in self-dealing, obtained personal benefits for themselves not shared equally by Phelps Dodge shareholders and failed to disclose all material information concerning the transaction to Phelps Dodge shareholders. In Knisley, the plaintiffs also allege that we aided and abetted such alleged violations of fiduciary duties. The plaintiffs seek, among other things, injunctive relief barring consummation of the transaction and directing that the defendants obtain a transaction which is in the best interests of Phelps Dodge shareholders. We, as well as Phelps Dodge and the other named defendants, believe the allegations are without merit and intend to vigorously defend the actions.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant.

Certain information as of February 12, 2007, about our executive officers, including their position or office with FCX, PT Freeport Indonesia and Atlantic Copper, is set forth in the following table and accompanying text:

Name	Age	Position or Office

James R. Moffett	68	Chairman of the Board of FCX. President Commissioner of
		PT Freeport Indonesia.

Richard C. Adkerson	60	Director, President and Chief Executive Officer of FCX.
		Director and Executive Vice President of PT Freeport
		Indonesia. Chairman of the Board of Directors of
		Atlantic Copper.

Name	Age	Position or Office
Michael J. Arnold	54	Chief Administrative Officer of FCX. Director,
		Executive Vice President and Chief Financial Officer of
		PT Freeport Indonesia.

Mark J. Johnson	47	Senior Vice President and Chief Operating Officer of FCX.

Armando Mahler	51	President Director and General Manager of
		PT Freeport Indonesia.

Kathleen L. Quirk	43	Senior Vice President, Chief Financial Officer and
		Treasurer of FCX. Commissioner of PT Freeport Indonesia.
		Director of Atlantic Copper.

James R. Moffett has served as Chairman of the Board of FCX since 1992. Mr. Moffett previously served as the Chief Executive Officer of FCX from July 1995 until December 2003. He is also President Commissioner of PT Freeport Indonesia and Co-Chairman of the Board of McMoRan Exploration Co. (McMoRan).

Richard C. Adkerson has served as FCX’s President since April 1997, Chief Executive Officer since December 2003, and a director since October 2006. Mr. Adkerson previously served as FCX’s Chief Financial Officer from October 2000 to December 2003. Mr. Adkerson is also a director and Executive Vice President of PT Freeport Indonesia, Chairman of the Board of Directors of Atlantic Copper, and Co-Chairman of the Board of McMoRan. From November 1998 to February 2004, he also served as President and Chief Executive Officer of McMoRan.

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

Armando Mahler has served as President Director and General Manager of PT Freeport Indonesia since June 2006. He previously served as Executive Vice President of PT Freeport Indonesia from September 2004 to June 2006 and as Vice President of PT Freeport Indonesia from February 2002 to September 2004.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

Class B Common Shares

Our Class B common shares trade on the New York Stock Exchange (NYSE) under the symbol “FCX.” The FCX share price is reported daily in the financial press under “FMCG” in most listings of NYSE securities. At year-end 2006, the number of holders of record of our Class B common shares was 8,105. NYSE composite tape Class B common share price ranges during 2006 and 2005 follow:

	2006		2005
	High	Low	High	Low
First Quarter	$65.00	$47.11	$43.90	$35.12
Second Quarter	72.20	43.10	40.31	31.52
Third Quarter	62.29	47.58	49.48	37.12
Fourth Quarter	63.70	47.60	56.35	43.41

As of February 12, 2007, there were approximately 8,065 holders of record of our Class B common stock.

Common Share Dividends

In February 2003, the Board of Directors initiated a cash dividend for FCX’s common stock of $0.09 per share quarterly beginning May 1, 2003. In October 2003, the Board authorized an increase in the cash dividend to an annual rate of $0.80 per share and increased the dividend again in October 2004 to an annual rate of $1.00 per share. In December 2004, the Board authorized a supplemental common stock dividend of $0.25 per share, and during 2005, the Board authorized three supplemental dividends of $0.50 per share. In November 2005, the Board authorized an increase in our annual common stock dividend to $1.25 per share (from $1.00 per share) payable quarterly ($0.3125 per share). In 2006, the Board authorized four supplemental dividends totaling $3.50 per share.

Below is a summary of the common stock cash dividends declared and paid during 2006 and 2005:

	2006			2005
	Amount Per Share	Record Date	Payment Date	Amount Per Share	Record Date	Payment Date
First Quarter	$0.3125	Jan. 17, 2006	Feb. 1, 2006	$0.25	Jan. 14, 2005	Feb. 1, 2005
Supplemental dividend	0.50	Mar. 15, 2006	Mar. 31, 2006	0.50	Mar. 15, 2005	Mar. 31, 2005
Second Quarter	0.3125	Apr. 17, 2006	May 1, 2006	0.25	Apr. 15, 2005	May 1, 2005
Supplemental dividend	0.75	June 15, 2006	June 30, 2006	N/A	N/A	N/A
Third Quarter	0.3125	July 17, 2006	Aug. 1, 2006	0.25	July 15, 2005	Aug. 1, 2005
Supplemental dividend	0.75	Sept. 14, 2006	Sept. 29, 2006	0.50	Sept. 15, 2005	Sept. 30, 2005
Fourth Quarter	0.3125	Oct. 16, 2006	Nov. 1, 2006	0.25	Oct. 14, 2005	Nov. 1, 2005
Supplemental dividend	1.50	Dec. 14, 2006	Dec. 29, 2006	0.50	Dec. 15, 2005	Dec. 30, 2005

The declaration and payment of dividends is at the discretion of our Board and will depend on our financial results, cash requirements, future prospects, the outcome of our proposed acquisition of Phelps Dodge and other factors deemed relevant by the Board. In addition, payment of dividends on our common stock and purchases of common stock are subject to limitations under our 10⅛% Senior Notes and 6⅞% Senior Notes and, in certain circumstances, our credit facility.

Issuer Purchases of Equity Securities

In October 2003, our Board of Directors approved a new open market share purchase program for up to 20 million shares, which replaced our previous program. The program does not have an expiration date. No shares were purchased during the three-month period ended December 31, 2006, and 12.2 million shares remain available for purchase.

Item 6. Selected Financial Data.

The information set forth under the caption “Selected Financial and Operating Data” of our 2006 Annual Report is incorporated herein by reference.

Our ratio of earnings to fixed charges was as follows for the years presented.

	Years Ended December 31,
	2006	2005	2004	2003	2002
Ratio of earnings to fixed charges	32.8x	15.7x	4.7x	3.9x	3.4x
Ratio of earnings to fixed charges
and preferred stock dividends	14.2x	8.1x	2.8x	3.0x	2.5x

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

The information set fourth under the caption “Management’s Discussion and Analysis” of our 2006 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and the notes thereto, the report thereon of Ernst & Young LLP, each as set forth in our 2006 Annual Report, are incorporated herein by reference.

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

(c) Management’s annual report on internal control over financial reporting and the report thereon of Ernst & Young LLP are incorporated herein by reference to our 2006 Annual Report.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

The information set forth under the captions “Information About Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement to be filed with the SEC, relating to our 2007 Annual Meeting, is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4 in Part I of this report.

Item 11. Executive Compensation.

The information set forth under the captions “Director Compensation” and “Executive Officer Compensation” of our definitive Proxy Statement to be filed with the SEC, relating to our 2007 Annual Meeting, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” of our definitive Proxy Statement to be filed with the SEC, relating to our 2007 Annual Meeting, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Certain Transactions” of our definitive Proxy Statement to be filed with the SEC, relating to our 2007 Annual Meeting, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information set forth under the caption “Independent Auditors” of our definitive Proxy Statement to be filed with the SEC, relating to our 2007 Annual Meeting, is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

Freeport-McMoRan Copper & Gold Inc.

By: /s/ Richard C. Adkerson
                                                                                        Richard C. Adkerson
                                                                                                               President, Chief Executive Officer
                                                                                                                             and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 28, 2007.

*	Chairman of the Board
James R. Moffett

*	Vice Chairman of the Board
B. M. Rankin, Jr.

/s/ Richard C. Adkerson	President, Chief Executive Officer and Director
Richard C. Adkerson	(Principal Executive Officer)

/s/ Kathleen L. Quirk	Senior Vice President, Chief Financial Officer and
Kathleen L. Quirk	Treasurer
(Principal Financial Officer)

*	Vice President and Controller - Financial Reporting
C. Donald Whitmire, Jr.	(Principal Accounting Officer)

*	Director
Robert J. Allison, Jr.

*	Director
Robert A. Day

*	Director
Gerald J. Ford

*	Director
H. Devon Graham, Jr.

*	Director
J. Bennett Johnston

S-1

*	Director
Bobby Lee Lackey

*	Director
Gabrielle K. McDonald

*	Director
J. Stapleton Roy

*	Director
Stephen H. Siegele

*	Director
J. Taylor Wharton

By: /s/ Richard C. Adkerson
Richard C. Adkerson
Attorney-in-Fact

S-2

FREEPORT-McMoRan COPPER & GOLD INC.
INDEX TO FINANCIAL STATEMENTS

Our financial statements and the notes thereto, and the report of Ernst & Young LLP included in our 2006 Annual Report are incorporated herein by reference. The financial statements in schedule I listed below should be read in conjunction with our financial statements included in our 2006 Annual Report incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have audited the consolidated financial statements of Freeport-McMoRan Copper & Gold Inc. (the Company) as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated February 26, 2007. Our audits also included the schedules listed in the index above for this Form 10-K. The schedules listed in the index above are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP

New Orleans, Louisiana
February 26, 2007

FREEPORT-McMoRan COPPER & GOLD INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS

	December 31,
	2006	2005
Assets:	(In Thousands)
Cash	$390,271	$145,215
Interest receivable	39	1,344
Due from affiliates	76,861	37,099
Notes receivable from PT Freeport Indonesia	-	179,880
Note receivable from Atlantic Copper	189,500	189,500
Note receivable from PT Puncakjaya Power	105,242	135,426
Investments in PT Freeport Indonesia and PT Indocopper Investama	2,219,084	2,355,273
Investment in Atlantic Copper	185,538	122,908
Investment in PT Puncakjaya Power	85,725	82,537
Other assets	119,141	94,622
Total assets	$3,371,401	$3,343,804

Liabilities and Stockholders’ Equity:
Accounts payable and accrued liabilities	$40,954	$40,693
Accrued interest payable	21,239	31,112
Long-term debt, including current portion	625,156	1,188,391
Other long-term liabilities	56,629	51,595
Deferred income taxes	182,322	189,019
Stockholders' equity	2,445,101	1,842,994
Total liabilities and stockholders’ equity	$3,371,401	$3,343,804

The footnotes to the consolidated financial statements of FCX contained in FCX’s 2006 Annual Report to stockholders incorporated by reference are an integral part of these statements.

FREEPORT-McMoRan COPPER & GOLD INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)
Income from investments in PT Freeport Indonesia and
PT Indocopper Investama, net of tax provisions	$1,560,760	$1,270,269	$380,418
Net income (loss) from investment in Atlantic Copper	71,899	17,842	(103,388)
Income from investment in PT Puncakjaya Power	14,092	15,642	15,712
Intercompany charges and eliminations[a]	113,521	8,368	88,678
General and administrative expenses	(25,908)	(19,431)	(18,059)
Depreciation and amortization	(12,706)	(14,693)	(11,324)
Interest expense, net	(52,086)	(115,641)	(125,674)
Interest income on notes receivable:
Promissory notes	23,180	17,570	5,246
Gold and silver production payment loans	1,316 [b]	9,054	9,037
Other income, net	9,285	5,392	2,897
Gains on sales of assets	945	6,631	21,281
Losses on early extinguishment and conversion of debt	(31,138)	(30,778)	(10,176)
Provision for income taxes	(216,651)	(175,098)	(52,381)
Net income	1,456,509	995,127	202,267
Preferred dividends	(60,500)	(60,500)	(45,491)
Net income applicable to common stock	$1,396,009	$934,627	$156,776

a.
Includes reimbursements from PT Freeport Indonesia and Rio Tinto, FCX’s joint venture partner, totaling $94.8 million in 2006, $73.7 million in 2005 and $94.3 million in 2004 for certain FCX stock option exercises.

b.	Amount reflects the repayment of the gold production payment loan on February 1, 2006, and the final repayment on the silver production payment loan on August 1, 2006.

The footnotes to the consolidated financial statements of FCX contained in FCX’s 2006 Annual Report to stockholders incorporated by reference are an integral part of these statements.

FREEPORT-McMoRan COPPER & GOLD INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In Thousands)
Cash flow from operating activities:
Net income	$1,456,509	$995,127	$202,267
Adjustments to reconcile net income to net cash provided by operating activities:
Income from investments in PT Freeport Indonesia and
PT Indocopper Investama	(1,560,760)	(1,270,269)	(380,418)
Deferred income taxes	17,448	20,852	37,277
Net (income) loss from investment in Atlantic Copper	(71,899)	(17,842)	103,388
Income from investment in PT Puncakjaya Power	(14,092)	(15,642)	(15,712)
(Recognition) elimination of intercompany profit	(18,709)	65,335	5,594
Dividends received from PT Freeport Indonesia and
PT Indocopper Investama	1,542,301	1,179,201	96,981
Dividends received from PT Puncakjaya Power	10,971	16,928	8,571
Depreciation and amortization	12,706	14,693	11,324
Noncash stock-based compensation	4,780	5,364	4,156
Amortization of deferred financing costs	2,624	4,528	4,818
Gains on sales of assets	(945)	(6,631)	(21,281)
Losses on early extinguishment and conversion of debt	31,138	30,778	10,176
(Increase) decrease in interest receivable and due from affiliates	(4,158)	(1,374)	9,435
Decrease in accounts payable and accrued liabilities	(6,822)	(10,109)	(1,571)
(Decrease) increase in accrued income taxes	(10,854)	16,973	2,467
Increase in long-term compensation benefits	10,336	9,212	9,015
Other	(555)	(2,263)	2,007
Net cash provided by operating activities	1,400,019	1,034,861	88,494

Cash flow from investing activities:
Sale of assets	3,035	6,631	21,634
Capital expenditures and other	(21,582)	(9,090)	(3,446)
Collections on notes receivable	210,064	12,501	42,501
Phelps Dodge acquisition costs	(4,576)	-	-
Sale of restricted investments	-	-	21,804
Investment in Atlantic Copper	-	-	(202,000)
Net cash provided by (used in) investing activities	186,941	10,042	(119,507)

Cash flow from financing activities:
Cash dividends paid:
Common stock	(915,775)	(452,510)	(198,782)
Convertible perpetual preferred stock	(60,500)	(60,500)	(35,460)
Step-up convertible preferred stock	-	(1)	(10)
Net proceeds from sale of senior notes	-	-	344,354
Net proceeds from sale of convertible perpetual preferred stock	-	-	1,067,000
Proceeds from other debt	39,887	-	-
Repayment of debt	(317,629)	(409,419)	(272,800)
Redemption of step-up convertible preferred stock	-	(215)	(1,172)
Purchase of FCX common shares from Rio Tinto	-	-	(881,868)
Purchases of other FCX common shares	(99,783)	(80,227)	(99,477)
Net proceeds from exercised stock options	15,280	5,081	3,196
Other	(3,384)	(22)	(1,547)
Net cash used in financing activities	(1,341,904)	(997,813)	(76,566)
Net increase (decrease) in cash and cash equivalents	245,056	47,090	(107,579)
Cash at beginning of year	145,215	98,125	205,704
Cash at end of year	$390,271	$145,215	$98,125

Interest paid	$59,336	$126,945	$124,903
Taxes paid	$181,321	$117,044	$12,681

The footnotes to the consolidated financial statements of FCX contained in FCX’s 2006 Annual Report to stockholders incorporated by reference are an integral part of these statements.

FREEPORT-McMoRan COPPER & GOLD INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col B	Col. C			Col. D	Col. E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expense	Charged to Other Accounts		Other Add (Deduct)	Balance at End of Period
Reserves and allowances deducted
from asset accounts:
2006
Materials and supplies allowances:
PT Freeport Indonesia	$16,578	$6,000	$-		$(6,212)[a]	$16,366
2005
Materials and supplies allowances:
PT Freeport Indonesia	16,994	6,000	-		(6,416)[a]	16,578
Atlantic Copper	139	-	-		(139)[a]	-
2004
Materials and supplies allowances:
PT Freeport Indonesia	16,110	3,525	-		(2,641)[a]	16,994
Atlantic Copper	1,498	1,391	-		(2,750)[a]	139

Reclamation and mine
shutdown reserves:
2006
PT Freeport Indonesia	26,463	3,135	428	[b]	-	30,026
Atlantic Copper	153	44	-		20	217
2005
PT Freeport Indonesia	22,010	2,709	1,744	[b]	-	26,463
Atlantic Copper	838	113	-		(798)[c]	153
2004
PT Freeport Indonesia	25,696	2,848	-		(6,534)[c]	22,010
Atlantic Copper	790	212	-		(164)	838

Reserves for non-income taxes:
2006
PT Freeport Indonesia	18,154	6,668	-		(3,533)[d]	21,289
Atlantic Copper	949	-	-		110	1,059
2005
PT Freeport Indonesia	17,815	4,500	-		(4,161)[d]	18,154
Atlantic Copper	1,095	-	-		(146)	949
2004
PT Freeport Indonesia	17,978	3,856	-		(4,019)[d]	17,815
Atlantic Copper	1,022	-	-		73	1,095

a.	Primarily represents write-offs of obsolete materials and supplies inventories.
b.	Represents additional liabilities incurred.
c.	Represents impact of changes in reclamation and closure estimates.
d.	Represents amounts paid or adjustments to reserves based on revised estimates.

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

Freeport-McMoRan Copper & Gold Inc.
EXHIBIT INDEX

Exhibit
Number                                                                                                Description

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

10.38
Supplemental Consulting Agreement with Kissinger Associates and Kent Associates, effective as of January 1, 2007. Incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of FCX for the quarter ended September 30, 2006 (the FCX 2006 Third Quarter Form 10-Q).

10.39
Agreement for Consulting Services between FTX and B. M. Rankin, Jr. effective as of January 1, 1990 (assigned to FMS as of January 1, 1996). Incorporated by reference to Exhibit 10.24 to the FCX 1997 Form 10-K.

10.40	Supplemental Agreement between FMS and B. M. Rankin, Jr. dated December 15, 1997. Incorporated by reference to Exhibit 10.25 to the FCX 1997 Form 10-K.

10.41	Supplemental Letter Agreement between FMS and B. M. Rankin, Jr., effective as of January 1, 2007.

10.42	Letter Agreement effective as of January 7, 1997, between Senator J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.31 to the FCX 2001 Form 10-K.

10.43
Supplemental Letter Agreement dated July 14, 2003, between J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2003.

10.44	Supplemental Letter Agreement between FMS and J. Bennett Johnston, Jr., dated January 18, 2005. Incorporated by reference to Exhibit 10.40 to the FCX 2004 Form 10-K.

10.45	Supplemental Consulting Agreement between FMS and J. Bennett Johnston, Jr., effective as of January 1, 2007. Incorporated by reference to Exhibit 10.45 to the FCX 2006 Third Quarter Form 10-Q.

10.46	Letter Agreement dated November 1, 1999, between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.33 to the FCX 1999 Form 10-K.

Freeport-McMoRan Copper & Gold Inc.
EXHIBIT INDEX

Exhibit
Number                                                                                                Description

10.47	Supplemental Letter Agreement, between FMS and Gabrielle K. McDonald, effective as of January 1, 2007. Incorporated by reference to Exhibit 10.47 to the FCX 2006 Third Quarter Form 10-Q.

10.48	Executive Employment Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.35 to the FCX 2001 Second Quarter Form 10-Q.

10.49	Executive Employment Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.36 to the FCX 2001 Second Quarter Form 10-Q.

10.50	Change of Control Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.37 to the FCX 2001 Second Quarter Form 10-Q.

10.51	Change of Control Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.38 to the FCX 2001 Second Quarter Form 10-Q.

10.52	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.36 to the FCX 2003 Form 10-K.

10.53	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.37 to the FCX 2003 Form 10-K.

10.54	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.38 to the FCX 2003 Form 10-K.

10.55	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.39 to the FCX 2003 Form 10-K.

10.56	Change of Control Agreement dated February 3, 2004, between FCX and Michael J. Arnold. Incorporated by reference to Exhibit 10.40 to the FCX 2003 Form 10-K.

10.57	Change of Control Agreement dated February 3, 2004, between FCX and Mark J. Johnson. Incorporated by reference to Exhibit 10.41 to the FCX 2003 Form 10-K.

10.58	Change of Control Agreement dated February 3, 2004, between FCX and Kathleen L. Quirk. Incorporated by reference to Exhibit 10.42 to the FCX 2003 Form 10-K.

12.1	FCX Computation of Ratio of Earnings to Fixed Charges.

13.1	Those portions of the 2006 Annual Report to stockholders of FCX that are incorporated herein by reference.

14.1	Ethics and Business Conduct Policy. Incorporated by reference to Exhibit 14.1 to the FCX 2003 Form 10-K.

21.1	Subsidiaries of FCX.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Independent Mining Consultants, Inc.

24.1	Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

Freeport-McMoRan Copper & Gold Inc.
EXHIBIT INDEX

Exhibit
Number                                                                                                Description

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