Form 10-K/A
period 2006-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2007-04-30
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A Amendment No. 1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number: 1-9916

Freeport-McMoRan Copper & Gold Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2480931
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One North Central Avenue
Phoenix, AZ	85004-4414
(Address of principal executive offices)	(Zip Code)

(602) 366-8100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share (formerly Class B Common Stock)	New York Stock Exchange
10⅛% Senior Notes due 2010 of the registrant	New York Stock Exchange
7% Convertible Senior Notes due 2011 of the registrant	New York Stock Exchange
6 ¾ % Mandatory Convertible Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☑ Yes 0 No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. 0 Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes 0 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
☑ Large accelerated filer 0 Accelerated filer 0 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). 0 Yes ☑ No

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $25 billion on March 31, 2007, and approximately $9.3 billion on June 30, 2006.

On March 31, 2007, there were issued and outstanding 380,867,165 shares of Common Stock (formerly Class B Common Stock) and on June 30, 2006, there were issued and outstanding 187,159,910 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note

Freeport-McMoRan Copper & Gold Inc. (the Company or FCX) is filing this Amendment No. 1 (this Amendment) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the Form 10-K) previously filed with the Securities and Exchange Commission (SEC) on February 28, 2007 for the purpose of including the information that was to be incorporated by reference to its definitive proxy statement relating to its 2007 Annual Meeting and providing updated information concerning the Registrant’s executive officers. There are no other changes to the Registrant's Form 10-K. As a result of this Amendment, we are also including as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Form 10-K nor does it modify or update the disclosure contained in the Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with our Form 10-K and our other filings made with the SEC subsequent to the filing of our Form 10-K.

FREEPORT-McMoRan COPPER & GOLD INC.

TABLE OF CONTENTS
Page

Part III
Item 10. Directors, Executive Officers and Corporate Governance	1
Item 11. Executive Compensation	3
Item 12. Security Ownership of Certain Beneficial Owners and Management and	22
Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence	26
Item 14. Principal Accounting Fees and Services	27

Part IV
Item 15. Exhibits, Financial Statement Schedules	28

Signatures	S-1

Exhibit Index	E-1

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

Information About Directors

The table below provides certain information as of April 15, 2007, with respect to each director. Unless otherwise indicated, each person has been engaged in the principal occupation shown for the past five years.

Name of Director	Age	Principal Occupations, Other Public Directorships and Positions with the Company	Year First Elected a Director

Richard C. Adkerson	60	Chief Executive Officer of the Company since December 2003. President of the Company from 1997 to March 2007. Chief Financial Officer of the Company from October 2000 to December 2003. Director and Executive Vice President of PT Freeport Indonesia, Chairman of the Board of Directors of Atlantic Copper, and Co-Chairman of the Board of McMoRan Exploration Co. (McMoRan). President and Chief Executive Officer of McMoRan from 1998 to 2004.	2006
Robert J. Allison, Jr.	68	Director and Chairman Emeritus of Anadarko Petroleum Corporation. Chairman of the Board of Anadarko Petroleum Corporation from 1986 to 2005. President and Chief Executive Officer of Anadarko Petroleum Corporation from 1979 to 2002 and March 2003 to December 2003.	2001
Robert A. Day	63	Chairman of the Board of TCW Group, a registered investment management company. Chairman of the Board and Chief Executive Officer of Trust Company of the West, an investment management company. Chairman of Oakmont Corporation, a registered investment advisor. Chairman, President and Chief Executive Officer of W. M. Keck Foundation, a national philanthropic organization. Chairman of the Willametta K. Day Foundation. Chairman of the Board of Foley Timber and Land Company LP. Director of Société Générale and McMoRan.	1995
Gerald J. Ford	62	Chairman of the Board of First Acceptance Corporation (formerly Liberté Investors Inc.). Former Chairman of the Board and Chief Executive Officer of California Federal Bank, A Federal Savings Bank, which merged with Citigroup Inc. in 2002. Director of McMoRan.	2000
H. Devon Graham, Jr.	72	President of R.E. Smith Interests, an asset management company. Director of McMoRan.	2000
J. Bennett Johnston	74	Chairman of Johnston & Associates, LLC, a business consulting firm. Chairman of Johnston Development Co. LLC, a project development firm. United States Senator from 1972 until 1997.	1997
Charles C. Krulak	65	Executive Vice Chairman and Chief Administration Officer of MBNA Corp., a financial services company, from March 2004 until June 2005. Chief Executive Officer of MBNA Europe from January 2001 until March 2004, and Senior Vice Chairman of MBNA America from 1999 to 2001. Served 35 years in the U.S. Marine Corps, retiring in 1999 after serving as Commandant, the Marine Corps highest-ranking officer, from 1995 to 1999. Director of ConocoPhillips and Union Pacific Corporation.	2007
Bobby Lee Lackey	69	Consultant. President and Chief Executive Officer of McManus-Wyatt-Hidalgo Produce Marketing Co., shipper of fruits and vegetables, until 2000.	1995

Jon C. Madonna	63
Retired Chairman and Chief Executive Officer of KPMG (an international accounting and consulting firm in New York, New York) from 1990 until 1996. Mr. Madonna was with KPMG for 28 years where he held numerous senior leadership positions throughout his career. Vice Chairman of Travelers Group, Inc. from 1997 to 1998 and President and Chief Executive Officer of Carlson Wagonlit Corporate Travel, Inc. from 1999 to 2000. Chief Executive Officer of DigitalThink, Inc. from 2001 to 2002 and Chairman of DigitalThink, Inc. from April 2002 to May 2004. Director of AT&T Inc., Tidewater Inc. and Jazz Technologies, Inc.
			2007
Dustan E. McCoy	57	Chairman and Chief Executive Officer of Brunswick Corporation, a recreation products company, since December 2005. President of the Brunswick Boat Group from 2000 until 2005. Joined Brunswick in 1999 as Vice President, General Counsel and Corporate Secretary. Director of Louisiana-Pacific Corporation.	2007
Gabrielle K. McDonald	65	Judge, Iran-United States Claims Tribunal, The Hague, The Netherlands since November 2001. Special Counsel on Human Rights to the Company since 1999. Judge, International Criminal Tribunal for the Former Yugoslavia from 1993 until 1999. Advisory Director of McMoRan since 2004.	1995
James R. Moffett	68	Chairman of the Board of the Company, and President Commissioner of PT Freeport Indonesia. Chief Executive Officer of the Company until 2003. Also serves as Co-Chairman of the Board of McMoRan.	1992
B. M. Rankin, Jr.	77	Private investor. Vice Chairman of the Board of the Company since 2001. Vice President Commissioner of PT Freeport Indonesia since 2001. Vice Chairman of the Board of McMoRan since 2001.	1995
J. Stapleton Roy	71	Vice Chairman and previously Managing Director of Kissinger Associates, Inc., international consultants and consultants to the Company, which he joined in 2001. Assistant Secretary of State for Intelligence and Research from November 1999 until December 2000. United States Ambassador to Indonesia from 1996 until 1999. Director of ConocoPhillips.	2001
Stephen H. Siegele	47	Private investor since 2000. Founder and Chief Executive of Advanced Delivery and chemical Systems Inc. from 1988 to 1997. Senior Executive and Vice Chairman of the Board of Advanced Technology Materials, Inc. from 1997 to 2000.	2006
J. Taylor Wharton	69	Special Assistant to the President for Patient Affairs; Professor, Gynecologic Oncology, The University of Texas M. D. Anderson Cancer Center. Director of McMoRan.	1995

Information About Executive Officers Not Serving as Directors

Certain information as of April 15, 2007, about our executive officers who are not also serving as directors, including their position or office with the Company and its subsidiaries, Phelps Dodge Corporation, PT Freeport Indonesia and Atlantic Copper, is set forth below:

Michael J. Arnold, age 54, has served as the Company’s Executive Vice President since March 2007 and Chief Administrative Officer since December 2003. He also has served as a director and Executive Vice President of PT Freeport Indonesia since May 1998.

Kathleen L. Quirk, age 43, has served as the Company’s Executive Vice President since March 2007 and Chief Financial Officer and Treasurer since December 2003. She previously served as the Vice President of the Company from February 2000 to December 2003. Ms. Quirk also has served as a Commissioner of PT Freeport Indonesia since April 2000, as the Senior Vice President and Treasurer of McMoRan since April 2002 and as Vice President and Treasurer of McMoRan from 2000 to April 2002.

Timothy R. Snider, age 56, has served as the Company’s President and Chief Operating Officer since March 2007, and as President and Chief Operating Officer of Phelps Dodge Corporation since November 2003. Mr. Snider also served as Senior Vice President of Phelps Dodge Corporation from 1998 to November 2003.

Corporate Governance Guidelines; Ethics and Business Conduct Policy

Our corporate governance guidelines are available at http://www.fcx.com/aboutus/corpgov-guide.htm, and our ethics and business conduct policy is available at http://www.fcx.com/aboutus/ethics.htm and both are available in print upon request. We intend to post promptly on that web site amendments to or waivers, if any, from our ethics and business conduct policy made with respect to any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely upon our review of the Forms 3, 4 and 5 filed during 2006, and written representations from certain reporting persons that no Forms 5 were required, we reasonably believe that all required reports were timely filed.

Audit Committee

The audit committee is currently comprised of four directors, Robert A. Day, Chairman, Gerald J. Ford, H. Devon Graham, Jr. and Stephen H. Siegele, all of whom are independent, as defined in the NYSE’s listing standards. In addition, the board has determined that each of Messrs. Day, Ford and Graham qualifies as an “audit committee financial expert,” as such term is defined by the rules of the Securities and Exchange Commission (the SEC).

The audit committee operates under a written charter approved by the committee and adopted by the board of directors, which is available on the Company’s web site at www.fcx.com and is available in print upon request. The audit committee’s primary function is to assist the board of directors in fulfilling the board’s oversight responsibilities by monitoring (1) the Company’s continuing development and performance of its system of financial reporting, auditing, internal controls and legal and regulatory compliance, (2) the operation and integrity of the system, (3) performance and qualifications of the Company’s external and internal auditors and (4) the independence of the Company’s external auditors.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Objectives of our Compensation Program

Our executive compensation program is administered by the corporate personnel committee (the committee) of our board of directors, which determines the compensation of our executive officers and administers our annual incentive, long-term incentive, and stock incentive plans. Our Company’s executive compensation philosophy is to:

•	emphasize performance-based compensation that balances rewards for both short- and long-term results and provide high reward opportunities for high performing individuals,
•	tie compensation to the interests of stockholders, and
•	provide a competitive level of total compensation that will attract and retain talented executives.

A primary goal of the committee is to position us to attract and retain the highest level of executive talent. To accomplish this goal, the committee has traditionally targeted our total executive compensation levels in the top quartile of comparable companies, including companies in other industries whose operational, corporate financing, and other activities are considered comparable to those activities in which we have engaged in recent years, with an emphasis on variable cash compensation.

Role of Compensation Consultants and Management

Beginning in 2000, the committee engaged the services of Mercer Human Resource Consulting, an independent compensation consultant, to advise the committee on matters related to executive compensation. For the first few years of the engagement, Mercer also advised the Company’s management with respect to compensation matters. The committee subsequently determined, however, that it would be in the Company’s best interest for the committee and the Company’s management to engage separate compensation advisors. As a result, beginning in 2004, the Company retained a separate compensation advisor to assist the Company’s management with compensation matters other than executive compensation, and the committee continued to engage Mercer through 2006. In January 2007, Mercer’s office providing services to the committee advised that it would no longer provide consulting services to the committee with respect to executive compensation. The committee plans to retain a new compensation advisor in 2007, which will continue to be separate from the consultants advising the Company’s management on compensation matters.

The committee also consults with the executive chairman and our chief executive officer regarding compensation decisions affecting the other executive officers and other employees.

Evaluation of Program

During 2006, at the committee’s request, Mercer conducted an extensive review of our executive compensation practices, comparing our Ccompany’s compensation programs and competitive performance with those of a peer group consisting of the following 12 publicly traded natural resource companies similar in size to our Company in 2006: Anadarko Petroleum Corp., Apache Corp., Barrick Gold Corp., Devon Energy Corp., EOG Resources Inc., Kerr-McGee Corp., Murphy Oil Corp., Newmont Mining Corp., Noble Energy Inc., Peabody Energy Corp., Phelps Dodge Corp., and XTO Energy Inc. Mercer reported that with respect to our competitive performance, over the last three to five years we have exceeded the median performance of the peer group companies on all metrics reviewed by Mercer, including total shareholder returns, growth, margins and return on gross assets and return on investments. Mercer also reported that the total compensation (which includes base salary, bonus, and long-term incentives) of our executive officers is either near or above the 75th percentile (our target competitive position), except for our executive chairman, whose total compensation is at the top of the range. See the discussion below regarding our compensation philosophy for our executive chairman and chief executive officer.

For 2006, the committee quantified and reviewed all components of the compensation received by our executive officers, including base salary, annual incentive compensation, equity and long-term incentive compensation, accumulated realized and unrealized stock option gains, and the incremental cost to the Company of all perquisites and other benefits. We also quantified and reviewed the projected payouts to our executive chairman and our chief executive officer under the Company’s supplemental executive retirement plan, and under their employment and change in control arrangements, as well as the projected payouts to our other executive officers in connection with a change in control. The committee believes that the total compensation packages of our executive officers, including our executive chairman and our chief executive officer, are reasonable in light of the value each brings to our Company.

Compensation Philosophy -- Executive Chairman and Chief Executive Officer

Since December 2003 when we separated the roles of the chairman and the chief executive officer, our company has been managed jointly by Mr. Moffett, serving as executive chairman, and by Mr. Adkerson, serving as chief executive officer. Each brings extraordinary skills to our Company, and we believe their respective compensation arrangements recognize those skills and their contributions to our continued growth and development.

Through his leadership and skill as a geologist, Mr. Moffett, who has been at the helm of our Company since its formation, has guided our growth through significant discoveries of metal reserves and the development of our mines, milling facilities and infrastructure. Mr. Moffett also has been and continues to be instrumental in fostering our relationship with the government of Indonesia. As executive chairman, Mr. Moffett continues to further our business strategy by applying his exceptional talents and experience as a geologist, as well as his understanding of Indonesian culture, its political and business environment and the important issues pertaining to our work with the local people in Papua where our business operations have historically been conducted. Accordingly, the committee believes that Mr. Moffett is a valuable asset to our organization and that his compensation package is appropriate.

Mr. Adkerson, as chief executive officer, is responsible for the executive management of our company. Mr. Adkerson has demonstrated exceptional leadership abilities in developing and executing a financial strategy that has benefited our stockholders, and in building an operational, financial and administrative organization that efficiently supports our business. Based on Mercer’s analysis of comparable companies, the committee concluded that Mr. Adkerson’s compensation package is appropriate.

Finally, the committee recognizes that the annual compensation paid to Messrs. Moffett and Adkerson is weighted towards current compensation. The committee believes this is appropriate because our emphasis on annual cash compensation supports our business strategy of maximizing annual operating performance, which leads to the creation of shareholder value. In addition, each of Messrs. Moffett and Adkerson currently holds a significant ownership stake in the Company. For more information regarding the current stock holdings of Messrs. Moffett and Adkerson, please see “Stock Ownership of Directors and Executive Officers” in Item 12 below.

In April 2001, we entered into employment agreements and change in control agreements with Messrs. Moffett and Adkerson, which were amended in December 2003 and described in more detail below. The corporate personnel committee, advised by Mercer and independent legal counsel, established the terms of these agreements and the amendments thereto, which were then approved by our board.

Components of Executive Compensation

Executive officer compensation for 2006 included base salaries, annual incentive awards (which in some cases included restricted stock units), long-term incentive awards, and personal benefits and perquisites. We did not grant stock options to our executive officers in 2006, as further explained below.

Base Salaries

For 2006, the committee established the base salaries of the executive officers at appropriate levels after consideration of each executive officer’s responsibilities, except for Messrs. Moffett and Adkerson, whose salaries have been contractually set since 2001 by the terms of employment agreements entered into with them at that time and further described below.

Employment Agreements - Messrs. Moffett and Adkerson. The employment agreement with Mr. Moffett, as amended, provides for a base salary of $2,500,000 per year and eligibility for a bonus under our annual incentive plan. Mr. Moffett continues to be eligible for all other benefits and compensation, including stock options and long-term performance units, generally provided to our most senior executives. The agreement will continue through December 31, 2008, with automatic one-year extensions unless a change in control occurs or our corporate personnel committee notifies Mr. Moffett of its intent not to extend the agreement.

The employment agreement with Mr. Adkerson, as amended, provides for a base salary of $1,250,000 per year and eligibility for a bonus under our annual incentive plan. Mr. Adkerson also continues to be eligible for all other benefits and compensation, including stock options and long-term performance units, generally provided to our most senior executives. The agreement will continue through December 31, 2008, with automatic one-year extensions unless a change in control occurs or our corporate personnel committee notifies Mr. Adkerson of its intent not to extend the agreement.

Annual Cash Incentive Awards

We provide annual cash incentives to our executive officers through our annual incentive plan and to our other officers and employees through our performance incentive awards program. Awards paid to our executive officers for 2006 were based on a return on investment threshold, the level of cash flow from operations, and operational and strategic accomplishments during 2006, including accomplishments in safety performance and the areas of exploration, production, management and strategic planning. The committee believes that operating cash flow supports our business strategy of focusing on annual operating performance, and is an accurate measure of our Company’s success and appropriate for determining annual cash incentives. This program promotes entrepreneurial efforts and reflects our belief that executives should be rewarded for optimizing operating cash flow in a changing commodity market.

Annual Incentive Plan. The annual incentive plan is designed to provide performance-based awards to executive officers whose performance can have a significant impact on our profitability and future growth. All six of our executive officers in 2006 participated in the annual incentive plan for 2006. At the beginning of 2006, each participant was assigned a percentage share of the aggregate award pool for 2006 based on that person’s position and level of responsibility. We assigned 50% of the aggregate award pool to Mr. Moffett, and 31% to Mr. Adkerson, reflecting the significant impact we believe these executives have on our Company’s success. Under the terms of the annual incentive plan, no awards will be made for any year if our five-year average return on investment (generally, consolidated net income divided by consolidated stockholders’ equity and long-term debt, including the minority interests’ share of subsidiaries’ income and stockholders’ equity) is less than 6%. During the five-year period ending in 2006, the average return on investment was 25%.

Performance Criteria. Awards under the annual incentive plan are paid from the “plan funding amount,” which initially is equal to 2.5% of the “net cash provided by operating activities” for the year with respect to which the awards are made. Under the plan, net cash provided by operating activities of the Company and its consolidated subsidiaries is the amount reviewed by our independent registered public accounting firm, released to the public and approved by our board. As stated below, the plan funding amount may be increased to 2.75% or decreased to 2.0% of net cash provided by operating activities as a result of the Company’s satisfaction of the safety performance measures.

For each fiscal year, 20% of the plan funding amount is reserved as a safety incentive funding pool. The committee establishes objective safety performance measures applicable for a given year that will assess the Company’s safety performance from both a quantitative and qualitative perspective. Based on this assessment, the committee may award between 0% and 150% of the safety incentive funding pool to eligible participants in the annual incentive plan. At the beginning of 2006, the committee determined that the quantitative safety performance measures applicable in assessing the Company’s safety performance for 2006 would be based on a comparison to the three-year historical average reportable rate (the average rate). For 2006, (1) up to 100% of the safety pool would be awarded for a 10% improvement in the average rate, (2) up to 150% of the safety pool would be awarded for a 30% improvement in the average rate, and (3) no part of the safety pool would be awarded for a reportable rate equal or in excess of 155% of average rate. In addition to the quantitative measures, the committee also considered qualitative measures, including the success of the safety program, improvements of safety performance and other significant safety factors.

2006 Awards. When determining the aggregate awards granted under the annual incentive plan for 2006, the committee evaluated the applicable safety performance measures, and determined that 100% of the safety pool would be awarded. The committee used 2.43% of net cash flow from operations in connection with awards for 2006. This amount would have been 2.5% of net cash flow, but Mr. Machribie, the former President Director of PT Freeport Indonesia, only received a pro rata portion of his award due to his retirement effective July 1, 2006.

Performance Incentive Awards Program. Our performance incentive awards program is designed to provide performance-based annual cash awards to officers and employees who do not participate in the annual incentive plan. In 2006, each participant in the performance incentive awards program was assigned a target award based upon level of responsibility. After a review of the performance measures and accomplishments described above, the committee established an award pool for 2006 that totaled 1.31% of net operating cash flow, which included 125% of its safety pool or half of the potential upward adjustment. Individual performance is an important factor considered in determining the actual awards paid under the performance incentive awards program.

Restricted Stock Unit Program

In 1999, as part of our efforts to further align the interests of the executives with those of the stockholders, the committee approved a program that allowed executive officers and certain other officers the opportunity to receive a grant of restricted stock units with respect to shares of our common stock in lieu of all or part of their cash incentive bonus for a given year. The restricted stock units vest ratably over a three-year period. To compensate for the restrictions and risk of forfeiture, the restricted stock units were awarded at a 50% premium to the market value on the grant date. The program was not intended to increase the overall compensation of the executives. Mercer previously reviewed the program and concluded that its design is appropriate and in line with the Company’s compensation philosophy. For 2006, nine of our officers participated in the program, including Mr. Adkerson who elected to receive his entire cash incentive bonus in restricted stock units. The nine officers received a total of 448,901 restricted stock units. The restricted stock units received in January 2007 by our executive officers in lieu of all or a portion of their annual cash incentive awards for 2006, as applicable, are reflected in the footnotes to the “Summary Compensation Table” below.

Stock Options

Stock options are intended to provide a significant incentive to reinforce the importance of creating stockholder value. These awards, together with the opportunity to receive restricted stock units in lieu of all or part of their annual cash incentive bonus, have provided the opportunity for our executive officers to accumulate significant equity ownership in our Company, which Messrs. Moffett and Adkerson have done.

The committee believes that larger, multi-year stock option awards rather than smaller, annual awards provide a more powerful incentive to the Company’s most senior executive officers to achieve sustained growth in stockholder value over the long term. As a result, since 1996 the committee has granted Messrs. Moffett and Adkerson stock option awards every three years. In keeping with the committee’s philosophy, the committee granted stock options to each of them in 2005, but did not grant stock options to them in 2006. In addition, in 2005, the committee expanded its three-year option grant policy to include all executive officers.

Timing of Option Grants. To the extent stock options are awarded in a given year, the committee’s practice has been to grant such awards at its first meeting of that year, which is usually held in January or February. At this meeting, the committee finalizes its compensation decisions for the year, including setting the annual salary for the executive officers, determining long-term incentive awards for the year, and confirming payouts under the Company’s annual incentive programs. Each August, the board establishes a meeting schedule for itself and its committees for the next calendar year. Thus, this meeting is scheduled approximately five months in advance, and is scheduled to fall within the window period following the release of the company’s earnings for the fourth quarter of the previous year. In January 2007, the committee formally approved a written policy stating that it will approve all regular equity awards at its first or second meeting of the fiscal year in which an award is to be made, and that to the extent the committee approves any out-of-cycle awards at other times during the year, such awards will be made during an open window period during which our executive officers and directors are permitted to trade Company securities.

Determination of Option Exercise Price. Under our incentive plans, the exercise price of each stock option cannot be less than the fair market value of a share of our common stock on the grant date. Historically, we have used the average of the high and low sale price on the grant date to determine fair market value. In January 2007, the committee prospectively revised its policies to provide that for purposes of our stock incentive plans, the fair market value of our common stock will be determined by reference to the closing sale price on the grant date.

Long-Term Incentives

The committee also compensates officers for long-term performance with annual grants of performance units. Performance units are designed to link a portion of executive compensation to cumulative earnings per share because we believe that sustained profit performance will help support increases in stockholder value. Each outstanding performance unit is annually credited with an amount equal to the annual earnings per share, as defined in the plan, for a four-year period. These credits are paid in cash after the end of the four-year period.

Personal Benefits and Perquisites

We also provide certain personal benefits and perquisites to our executive officers, which have historically been provided and are reflected in the “Summary Compensation Table” below.

Post-Termination Compensation

In addition to the annual compensation received by the executive officers during 2006, we also provide certain post-employment benefits to our executive officers, including a non-qualified defined contribution plan, a supplemental executive retirement plan, a defined benefit program (although this program has been discontinued), and a separate retirement plan applicable to Indonesian employees. The programs are described in detail below under the heading “Retirement Benefit Programs.” Further, Messrs. Moffett and Adkerson are also entitled to certain severance benefits pursuant to their employment agreements, and all of our executive officers are entitled to certain benefits in the event of a change in control of the Company. These additional severance and change in control benefits are described below under the heading “Potential Payments upon Termination or Change in Control.”

Stock Ownership Guidelines

We believe that it is important for our executive officers to align their interests with the long-term interests of our stockholders. Although we have encouraged stock accumulation through the grant of equity incentives to our executive officers, we did not mandate that our executive officers maintain a specified level of stock ownership in our company until 2006. In January 2006, after consultation with Mercer, the corporate personnel committee adopted stock ownership guidelines applicable to our executive officers and directors, which will be phased in over a period of four years. For information regarding the director stock ownership guidelines, see “Director Compensation” below.

For purposes of the guidelines, the stock value is calculated annually based on the one-year and five-year trailing average monthly stock price. Shares of common stock currently owned by the executive officers are counted for purposes of the stock ownership guidelines, as are shares held in employee benefit plans, individual retirement accounts, shares issuable upon the vesting of outstanding restricted stock units and shares held in certain trusts. Under the guidelines, each of Messrs. Moffett and Adkerson will be required to maintain ownership of Company stock valued at five times his base salary, and our other executive officers will be required to maintain ownership of Company stock valued at three times their base salaries. As of December 31, 2006, each of our executive officers had reached their target ownership level, except Mark J. Johnson.

Section 162(m) of the Internal Revenue Code

Section 162(m) limits to $1 million a public company’s annual tax deduction for compensation paid to each of its most highly compensated executive officers. Qualified performance-based compensation is excluded from this deduction limitation if certain requirements are met. The committee’s policy is to structure compensation awards that will be deductible where doing so will further the purposes of our executive compensation programs. The committee also considers it important to retain flexibility to design compensation programs that recognize a full range of criteria important to our success, even where compensation payable under the programs may not be fully deductible.

The committee believes that the stock options previously granted, annual incentive awards under our annual incentive plan, and performance units qualify for the exclusion from the deduction limitation under Section 162(m). With the exception of a portion of the salary paid to our executive chairman and our chief executive officer, the committee anticipates that the remaining components of individual executive compensation that do not qualify for an exclusion from Section 162(m) should not exceed $1 million in any given year and therefore will qualify for deductibility.

Corporate Personnel Committee Report

The corporate personnel committee of our board of directors has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K.

Submitted by the Corporate Personnel Committee:

H. Devon Graham, Jr., Chairman
Robert J. Allison
Bobby Lee Lackey
J. Taylor Wharton

Executive Compensation

This table below summarizes the total compensation paid to or earned by our chief executive officer, our chief financial officer, and each of our three most highly compensated executive officers other than the chief executive officer and chief financial officer. The table also includes Mr. Machribie, who served as the President Director of PT Freeport Indonesia until he retired on July 1, 2006 (collectively, the named executive officers). The amounts represented in the “Stock Awards” and “Option Awards” columns reflect the expense recorded by the
Company pursuant to FAS 123(R), and do not necessarily equate to the income that will ultimately be realized by the executives for these awards. In 2005 and 2006, we paid the compensation of Messrs. Arnold, Johnson and Machribie, and we paid the compensation of Messrs. Moffett and Adkerson and Ms. Quirk through an allocation arrangement under a services agreement with FM Services Company, a subsidiary of FCX (the Services Company). Please refer to “Certain Transactions” in Item 13 for more details. For a description of the employment agreements between the Company and Messrs. Moffett and Adkerson, see "Compensation Discussion and Analysis" above and "Potential Payments upon Termination or Change in Control" below.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Bonus	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation (6)	Total
James R. Moffett Chairman of the Board	2006 2005	$2,500,000 2,500,000	--- ---	--- ---	$5,460,418 7,989,082	$27,740,000 22,043,500	$1,095,525 889,151	$2,331,292 1,448,752	$39,127,235 34,870,485
Richard C. Adkerson Chief Executive Officer	2006 2005	1,250,000 1,250,000	--- ---	$21,690,000 18,048,000	3,598,169 4,796,046	3,532,000 2,110,000	322,896 1,153,887	1,717,583 833,326	32,110,648 28,191,259
Kathleen L. Quirk Chief Financial Officer	2006 2005	300,000 300,000	--- ---	1,575,000 655,125	1,146,369 1,126,951	1,668,100 1,679,500	5,842 4,316	120,596 72,946	4,815,907 3,838,838
Michael J. Arnold Chief Administrative Officer	2006 2005	400,000 400,000	--- $120,000(7)	787,500 655,125	1,266,189 1,307,691	2,546,300 1,890,500	23,277 20,197	633,359 600,310	5,656,625 4,993,823
Mark J. Johnson Senior Vice President and Chief Operating Officer - Indonesia	2006 2005	400,000 400,000	--- ---	-- 655,125	1,133,056 1,107,521	2,453,200 1,415,750	8,307 6,788	189,137 201,510	4,183,700 3,786,694
Adrianto Machribie Former President Director PT Freeport Indonesia	2006 2005	212,500 425,000	--- ---	--- ---	2,247,099 1,527,856	5,270,000 2,872,500	--- ---	1,248,534 477,719	8,978,133 5,303,075
______________

(1)	During 2005 and 2006, Messrs. Moffett and Adkerson and Ms. Quirk also provided services to and received compensation from McMoRan Exploration Co. (McMoRan). For Ms. Quirk, 25% of her salary was allocated to McMoRan, although the amounts reflected herein represent only the portion allocated to us.

(2)
Under our annual incentive plan, our executives may elect to receive restricted stock units in lieu of all or a portion of their annual cash incentive awards under the plan, and the RSUs are awarded at a 50% premium in order to compensate for risk. Each of Messrs. Adkerson and Arnold and Ms. Quirk elected to participate in the program with respect to their 2006 annual cash incentive award payable under the annual incentive plan as follows:

Name	RSUs received on 01/31/07	Percentage of Cash Bonus taken in RSUs	Grant Date Market Value of RSUs
Mr. Adkerson	383,893	100%	$21,690,000
Ms. Quirk	27,876	50%	1,575,000
Mr. Arnold	13,938	25%	787,500

For 2006, the amounts shown reflect the compensation cost recognized in 2006 for restricted stock units in accordance with FAS 123(R). Pursuant to FAS 123(R), the entire value of the restricted stock units granted in 2007 was charged to expense during 2006. For additional information relating to the assumptions made by us in valuing these awards for 2006, refer to Note 7 of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. For 2005, the amounts reflect the pro forma compensation cost that would have been recognized in 2005 had FAS 123(R) been effective as of January 1, 2005.

(3)
For 2006, the amounts reflect the compensation cost recognized in 2006 for stock options in accordance with FAS 123(R), which reflects the fair value of all stock-based compensation in earnings based on the related vesting schedule. For additional information relating to the assumptions made by us in valuing these awards for 2006, refer to Note 7 of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. For 2005, the amounts reflect the pro forma compensation cost that would have been recognized in 2005 had FAS 123(R) been effective as of January 1, 2005.

(4)
Amounts reflect the annual cash incentive payments received by our named executive officers under our annual incentive plan for fiscal years 2006 and 2005, and the cash payout of units granted under our Long-Term Performance Incentive Plan that vested on December 31, 2006 and December 31, 2005, as follows:

Name	Year	Annual Incentive Plan Cash Payment	Long-Term Performance Incentive Plan Payout
Mr. Moffett	2006 2005	$23,325,000 19,406,000	$4,415,000 2,637,500
Mr. Adkerson	2006 2005	-- --	3,532,000 2,110,000
Ms. Quirk	2006 2005	1,050,000 1,310,250	618,100 369,250
Mr. Arnold	2006 2005	1,575,000 1,310,250	971,300 580,250
Mr. Johnson	2006 2005	2,100,000 1,310,250	353,200 105,500
Mr. Machribie	2006 2005	1,280,000 2,134,000	3,990,000 738,500

The above amounts do not include the restricted stock units that the executive officer elected to receive in lieu of cash payments, which are reported in this table under “Stock Awards” and discussed in footnote (2) above.

(5)
Includes (a) the change in actuarial value of our cash balance program, (b) the change in actuarial value of our supplemental executive retirement plan for Messrs. Moffett and Adkerson, and (c) above-market or preferential nonqualified deferred compensation earnings as set forth in the table below. See the section titled “Retirement Benefit Programs” below for more information.

Name	Year	Cash Balance Plan	SERP	Above- Market Earnings
Mr. Moffett	2006 2005	-- --	$860,661 702,382	$234,864 186,769
Mr. Adkerson	2006 2005	$4,712 4,365	226,761 1,082,379	91,423 67,143
Ms. Quirk	2006 2005	3,137 2,907	-- --	2,705 1,409
Mr. Arnold	2006 2005	6,892 6,386	-- --	16,385 13,811
Mr. Johnson	2006 2005	6,307 5,844	-- --	2,000 944

(6)
For Messrs. Moffett and Adkerson and Ms. Quirk, includes (a) our payment of taxes in connection with certain benefits we provided, (b) matching gifts under the matching gifts program, (c) personal financial and tax advice under the Company’s program, (d) additional expenses incurred by the Company, including fuel costs, excise taxes and any additional charges, in connection with the executive’s personal use of fractionally owned Company aircraft, which the Company requires for business availability and security reasons, (e) personal use of Company facilities and personnel, (f) club memberships, (g) personal use of Company cars and security services, (h) our contributions to defined contribution plans, (i) our premium payments for universal life and personal excess liability insurance policies, (j) director fees and (k) dividends received on restricted stock units upon vesting, as follows:

Name	Year	Taxes Paid	Matching Gifts	Financial and Tax Advice	Aircraft Usage	Facilities and Personnel	Club Memberships	Security and Cars	Plan Contributions	Ins. Premiums	Director Fees	Dividends on RSUs
Mr. Moffett	2006 2005	$114,295 96,754	$40,000 40,000	$20,000 20,000	$378,644 309,028	$121,843 167,247	$25,574 17,170	$70,979 67,931	$1,455,425 639,875	$92,532 83,247	$12,000 7,500	-- --
Mr. Adkerson	2006 2005	39,274 27,405	40,000 40,000	16,140 8,400	245,030 184,936	68,574 50,375	2,688 2,745	51,896 46,693	871,600 353,525	17,823 15,612	4,500 --	$360,058 103,635
Ms. Quirk	2006 2005	4,837 2,456	13,500 9,000	4,510 4,186	-- --	-- --	-- --	456 228	80,325 48,402	2,468 1,913	-- --	14,500 6,761

For Messrs. Arnold and Johnson includes (a) our payment of taxes in connection with certain benefits we provided, (b) matching gifts under the matching gifts program (c) personal financial and tax advice under the Company’s programs (d) annual leave reimbursements under our compensation program for expatriate employees living overseas, (e) relocation expenses, (f) club memberships, (g) personal use of Company leased residence in Indonesia, (h) an overseas premium, which is an additional cash payment made to our expatriate employees for living overseas, (i) an education allowance for tuition and related costs for eligible dependent children, (j) other perquisites associated with the executive’s expatriate stataus, (k) our contributions to defined contribution plans, (l) our premium payments for universal life and personal excess liability insurance policies, and (m) dividends received on restricted stock units upon vesting, as follows:

Name	Year	Taxes Paid	Match-ing Gifts	Financial and Tax Advice	Annual Leave	Relocation Expenses	Club Member-ships	Overseas Residence	Overseas Premium	Education Allowance	Other Perqs	Plan Contributions	Ins. Premiums	Dividends on RSUs
Mr. Arnold	2006 2005	$242,652 249,027	$7,900 4,350	$2,919 --	$40,802 34,217	$83,314 67,546	$2,780 --	$63,520 71,058	$50,000 50,000	$8,500 30,000	$19,735 18,542	$80,145 55,671	$3,182 3,113	$27,910 16,786
Mr. Johnson	2006 2005	19,464 100,110	5,650 4,250	10,500 --	25,574 6,263	11,945 10,500	-- --	-- --	37,500 29,167	-- --	3,608 3,630	72,050 44,969	2,846 2,621	-- --

For Mr. Machribie includes (a) our payment of taxes in connection with certain benefits we provided, (b) annual payment required under Indonesian law, (c) annual retirement benefit (see “Retirement Benefit Programs”), (d) personal use of Company owned residence and cars, including drivers, (e) forgiveness of housing loan upon retirement pursuant to terms of loan agreement executed in 1993, (f) medical expenses, (g) other perquisites, (h) security, (i) payments related to his retirement in 2006 (including payment of a $250,000 termination payment and unused annual leave), and (j) consulting fees paid during 2006 following his retirement, as follows:

Name	Year	Taxes Paid	Annual Payment Required Under Indonesian Law	Annual Retirement Benefit	Residence and Car Usage	Loan Forgive-ness	Medical Expenses	Other Perqs	Security	Termination Pay	Consulting Fees
Mr. Machribie	2006 2005	$90,330 107,353	$35,417 35,417	$42,218 42,218	$258,636 275,868	$20,000 --	$43,371 16,863	$81 --	$10,083 --	$331,731 --	$416,667 --

(7)	Represents a completion payment, which is received by expatriates upon completion of a specified amount of service.

____________________

Grants of Plan-Based Awards
in Fiscal Year 2006

Name	Grant Date	No. of Units Granted Under Non-Equity Incentive Plan Awards(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	Grant Date Fair Value of Stock and Option Awards
			Target	Target (2)
James R. Moffett AIP- Cash Award LTPIP	-- --	-- 250,000	$19,406,000(3) 4,415,000(4)	-- --	-- --
Richard C. Adkerson AIP- Cash Award LTPIP RSUs - Performance	-- -- 01/31/06	-- 200,000 --	--(3) 3,532,000(4) --	-- -- 283,039	-- -- $18,048,000
Kathleen L. Quirk AIP- Cash Award LTPIP RSUs - Performance	-- -- 01/31/06	-- 60,000 --	873,500(3) 1,059,600(4) --	-- -- 10,274	-- -- 655,125
Michael J. Arnold AIP- Cash Award LTPIP RSUs - Performance	-- -- 01/31/06	-- 60,000 --	1,310,250(3) 1,059,600(4) --	-- -- 10,274	-- -- 655,125
Mark J. Johnson AIP- Cash Award LTPIP RSUs - Performance	-- -- 01/31/06	-- 60,000 --	1,747,000(3) 1,059,600(4) --	-- -- 10,274	-- -- 655,125
Adrianto Machribie AIP- Cash Award LTPIP	-- --	-- 70,000	2,134,000(3) 1,236,200(4)	-- --	-- --
______________
(1)
Represents the number of performance units covered by performance awards we granted in 2006 under our Long-Term Performance Incentive Plan (LTPIP). As of December 31 of each year, each named officer’s performance award account will be credited with an amount equal to the “annual earnings per share” or “net loss per share” (as defined in the LTPIP) for that year multiplied by the number of performance units then credited to such performance award account. Annual earnings per share or net loss per share includes the net income or net loss of each of our majority-owned subsidiaries that are attributable to equity interests that we do not own. The corporate personnel committee may, however, in the exercise of its discretion, prior to crediting the named executive officers’ performance award accounts with respect to a particular year, reduce or eliminate the amount of the annual earnings per share that otherwise would be credited to any performance award account for the year. The balance in the performance award account is generally paid as soon as practicable after December 31 of the year in which the third anniversary of the award occurs, which will occur on December 31, 2009 for the units granted in 2006.

(2)
Represents shares of performance-based restricted stock units (RSUs) received in 2006 at the election of the applicable named executive officers in lieu of all or a portion of their cash incentive bonus for fiscal year 2005 payable pursuant to our annual incentive plan. The RSUs will ratably convert into shares of our common stock over a three-year period on each grant date anniversary, provided the average of the return on investment for the five calendar years preceding the year of vesting is at least 6%. The RSUs are awarded at a 50% premium in order to compensate for risk. Dividend equivalents are accrued on the RSUs on the same basis as dividends are paid on our common stock and include market rate interest. The dividend equivalents are only paid upon vesting of the shares of our common stock. Each of Messrs. Adkerson, Arnold and Johnson and Ms. Quirk elected to participate in the program with respect to 100%, 25%, 25% and 25% of their respective 2005 cash bonus awards payable under the annual incentive plan, which were paid on January 31, 2006.

(3)
Represents possible cash incentive bonus payment pursuant to the annual incentive plan for fiscal year 2006. Under the plan, our executives were eligible to receive a stated percentage of an incentive pool, provided that our five-year average return on investment is equal to or greater than 6%. See the discussion regarding our annual incentive plan in the “Compensation Discussion and Analysis” for more information. The target amounts indicated are based on fiscal year 2005 performance, however the actual amounts paid to our named executive officers pursuant to the annual incentive plan for 2006 are reflected in the “Summary Compensation Table” herein. The estimated future payouts under non-equity incentive plan awards for Messrs. Adkerson and Arnold and Ms. Quirk have been reduced to reflect their prior elections to receive performance-based restricted stock units in lieu of a percentage of their annual cash incentive bonus for 2006.

(4)
These amounts were calculated using the average of the 2003 through 2006 annual earnings per share (as defined in the LTPIP) applied over a four-year period. Future payments attributable to these awards will be determined based on actual earnings over the four-year period, which can be expected to differ from the average of the 2003 through 2006 annual earnings per share.

————————

Outstanding Equity Awards at December 31, 2006

Name	Option Awards (1)				Stock Awards(2)
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price (3)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(4)
James R. Moffett	--	1,125,000	$37.04	02/01/15	--	--	--	--
Richard C. Adkerson	--	750,000	37.04	02/01/15	--	--	412,804	$23,005,566
Kathleen L. Quirk	-- -- -- 17,000	7,500 37,500 168,750 --	18.885 36.765 37.04 37.04	02/04/13 02/03/14 02/01/15 02/01/15	1,360	$75,793	12,865	716,966
Michael J. Arnold	-- -- --	18,750 37,500 168,750	18.885 36.765 37.04	02/04/13 02/03/14 02/01/15	--	--	15,053	838,904

Mark J. Johnson	-- -- -- 6,250	6,250 37,500 168,750 --	18.885 36.765 37.04 18.885	02/04/13 02/03/14 02/01/15 02/04/13	--	--	10,274	572,570
Adrianto Machribie	-- -- --	21,250 42,500 191,250	18.885 36.765 37.04	02/04/13 02/03/14 02/01/15	--	--	--	--
____________

(1)
The stock options will become exercisable in 25% increments over a four-year period and have a term of 10 years. The stock options will become immediately exercisable in their entirety if, under certain circumstances (a) any person or group of persons acquires beneficial ownership of shares in excess of certain thresholds, or (b) the composition of the board of directors is changed after a tender offer, exchange offer, merger, consolidation, sale of assets or contested election or any combination of these transactions.

(2)	The restricted stock units held by the named executive officers will vest and be paid out in shares of our common stock as follows:

Name	RSUs	Vesting Date
Mr. Adkerson	58,343 35,711 35,711 94,347 94,346 94,346	02/03/07 02/01/07 02/01/08 01/31/07 01/31/08 01/31/09
Ms. Quirk	1,360 1,295 1,296 3,425 3,424 3,425	02/03/07 02/01/07 02/01/08 01/31/07 01/31/08 01/31/09
Mr. Arnold	2,188 1,295 1,296 3,425 3,424 3,425	02/03/07 02/01/07 02/01/08 01/31/07 01/31/08 01/31/09
Mr. Johnson	3,425 3,424 3,425	01/31/07 01/31/08 01/31/09

(3)
The exercise price of each outstanding stock option reflected in this table was determined by reference to the average of the high and low quoted per share sale price on the Composite Tape for New York Stock Exchange-Listed Stocks on the grant date or, if there are no reported sales on such date, on the last preceding date on which any reported sale occurred. Effective January 30, 2007, the corporate personnel committee of our board of directors amended its policies to provide that the exercise price of an option shall not be less than the closing quoted per share sale price on the Composite Tape for New York Stock Exchange-Listed Stocks on the grant date or, if there are no reported sales on such date, on the last preceding date on which any reported sale occurred.

(4)	The market value of the unvested restricted stock units reflected in this table was based on the $55.73 closing market value per share of our common stock as of December 29, 2006.
————————

Option Exercises and Stock Vested
During 2006

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
James R. Moffett	774,654	$30,576,271	--	--
Richard C. Adkerson	449,827	18,005,429	103,156	$6,477,632
Kathleen L. Quirk	72,988	2,708,778	3,978	249,600
Michael J. Arnold	112,469	3,737,734	7,123	444,448
Mark J. Johnson	81,240	2,473,362	--	--
Adrianto Machribie	127,465	4,236,105	--	--
__________

(1)
Amount realized is based on the average of the high and low quoted per share sale price on the Composite Tape for New York Stock Exchange-Listed Stocks on date of exercise of the options or the date of vesting of the restricted stock units, as applicable, or, if there were no reported sales on such date, on the last preceding date on which any reported sale occurred.

——————————

Retirement Benefit Programs

Non-Qualified Defined Contribution Plan. Our non-qualified defined contribution plan allows participants who earn over the qualified plan limits to contribute to such plan and to receive Company contributions. The Company contributes a percentage of eligible compensation (base salary plus 50% of bonus) in excess of qualified plan limits for Messrs. Moffett, Adkerson, Arnold and Johnson and Ms. Quirk. Participants also may elect to contribute up to 20% of their base salary. The Company makes a matching contribution equal to 100% of the employee’s contribution, but not to exceed 5% of the participant’s compensation above the qualified plan limit. The table below sets forth the unfunded balances under our non-qualified defined contribution plan for each named executive officer (other than Mr. Machribie, who does not participate in this plan), as of December 31, 2006.

Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year(1)	Aggregate Withdrawals / Distributions	Aggregate Balance at Last Fiscal Year End
James R. Moffett	$217,500	$1,426,425	$1,137,121	--	$15,159,507
Richard C. Adkerson	230,000	842,600	573,543	--	8,831,023
Kathleen L. Quirk	--	60,525	11,655	--	166,763
Michael J. Arnold	60,000	60,345	120,650	--	1,897,744
Mark J. Johnson	25,000	52,250	10,079	--	181,091
Adrianto Machribie	--	--	--	--	--
______________

(1)
Contributions made to a non-match Company contribution account are treated as if invested to provide a rate of interest equal to the rate for ten-year Treasury Notes, plus a percentage to be determined annually by the administrative committee.  The rate of interest was set in July 2000 to yield 10% each year, however monthly compounding is taken into consideration.  If the first business days of the month fall over a weekend or holiday no interest shall accrue for those days.  At the time the rate of interest was set 120% of the applicable federal long-term rate with monthly compounding was 7.44%.  The difference between the actual earnings and 7.44% is considered preferential earnings.

——————————

Supplemental Executive Retirement Plan - Messrs. Moffett and Adkerson. In February 2004, we established a Supplemental Executive Retirement Plan (SERP) for Messrs. Moffett and Adkerson. The corporate personnel committee, advised by Mercer, its independent compensation consultant, approved the SERP, which was then recommended to and approved by our board. The SERP provides for benefits payable in the form of a 100% joint and survivor annuity or an equivalent lump sum. The annuity will equal a percentage of the executive’s highest base pay for any three of the five years immediately preceding the executive’s retirement, plus his average bonus for those years, provided that the average bonus cannot exceed 200% of average base pay. The percentage used in this calculation is equal to 2% for each year of credited service up to 25 years, or a maximum of 50%.

The SERP benefit will be reduced by the value of all benefits received under the cash-balance program (as discussed below) and all other retirement plans (qualified and non-qualified), sponsored by the company, FM Services Company, one of our wholly owned subsidiaries (the Services Company), or by any predecessor employer (including Freeport-McMoRan Inc.), except for benefits produced by accounts funded exclusively by deductions from the participant’s pay. In addition, the SERP benefit will be reduced by 3% per year if retirement precedes age 65. Messrs. Moffett and Adkerson are both 100% vested under the SERP. Using their current compensation and assuming both continue in their current positions and retire on December 31, 2008, the termination date of their current employment agreements, the estimated annual benefits that would be paid in accordance with the SERP would be $1.4 million annually, or an equivalent lump sum of $16.8 million, for Mr. Moffett, and $0.6 million annually, or an equivalent lump sum of $8.6 million, for Mr. Adkerson.

Discontinued Cash-Balance Program. Until June 30, 2000, both our company and the Services Company had a traditional defined-benefit program paying benefits determined primarily by the individual’s final average earnings and years of service. In 1996, this plan was converted to a cash-balance program. The cash-balance program consisted of two plans: a funded qualified plan and an unfunded non-qualified plan. The present value of the benefit earned by each participant under the non-qualified plan was transferred, effective June 30, 2000 to our unfunded non-qualified defined contribution plan. We formally terminated the qualified cash-balance plan, the Employee Retirement Plan, effective June 30, 2000. Distribution of plan assets has awaited Internal Revenue Service (IRS) approval of the termination. Approval has been delayed while the IRS develops a national policy regarding plans that have converted to the account balance type of design. We will contribute to the plan any amount needed to complete the funding of benefits. When distribution occurs, a participant will be able to elect to receive his or her benefit under the plan in the form of either an annuity contract issued by an insurance company, or in a single lump sum that can be transferred into another qualified plan (such as our Employee Capital Accumulation Program or ECAP) or an IRA, or received in cash subject to applicable tax withholdings.

Pension Benefits

Name	Plan Name	Number of Years Credited Service(1)	Present Value of Accumulated Benefit(2)	Payments During Last Fiscal Year
James R. Moffett	Supplemental Executive	25	$14,795,000
	Retirement Plan			0
	Employee Retirement Plan	5	136,704	0

Richard C. Adkerson	Supplemental Executive	17.75	6,712,187	0
	Retirement Plan
	Employee Retirement Plan	5	112,029	0

Kathleen L. Quirk	Employee Retirement Plan	11	74,611	0
Michael J. Arnold	Employee Retirement Plan	9	163,886	0
Mark J. Johnson	Employee Retirement Plan	13	149,984	0
Adrianto Machribie	Employee Retirement Plan	--	--	--
_________________

(1)
The years of credited service under the Supplemental Executive Retirement Plan is the participant’s years of service with the Company and its predecessor beginning in 1981, but capped at 25 years. The years of credited service under the Employee Retirement Plan is based on each participant’s service with the Company through 2000, the year the plan benefits were frozen, and also includes service under the plan prior to its conversion to a cash balance plan.

(2)
For the Supplemental Executive Retirement Plan, the present value of the accumulated benefit at the normal retirement date is calculated using the following assumptions: the mortality table described in Revenue Ruling 2001-62 of the Internal Revenue Service, and a 6% interest rate. For Mr. Adkerson, the present value at normal retirement date is discounted to the plan’s measurement date using a 4% interest rate with no mortality. With regard to the Employee Retirement Plan, there were no assumptions used to calculate the present value of the accumulated benefit, as the numbers reflect each participant’s account balance.

_____________________

PT Freeport Indonesia’s Retirement Plan - Mr. Machribie.  Under PT Freeport Indonesia’s retirement plan for Indonesian employees, each participant, including Mr. Machribie, is entitled to benefits based upon the participant’s years of service and monthly base salary at the time of retirement. All benefits under the retirement plan are payable in rupiah, Indonesia’s currency. Under Indonesian law and the retirement plan, Mr. Machribie was deemed retired upon reaching the age of 60 on July 1, 2001. Mr. Machribie’s annual retirement benefit is an accrued lump sum benefit of U.S. $67,500, which he received in 2001 (paid in rupiah), and an annual annuity payment of U.S. $42,218 for life, which commenced in 2002 (payable in rupiah, translated at an exchange rate of approximately 9,838 rupiah per U.S. $1.00).

Because Mr. Machribie was no longer eligible to participate in PT Freeport Indonesia’s retirement plan but continued to work for us, PT Freeport Indonesia agreed to pay Mr. Machribie a one-time, lump sum cash payment upon conclusion of his employment with us. Accordingly, PT Freeport Indonesia paid Mr. Machribie the sum of $250,000 in connection with his retirement.

Potential Payments upon Termination or Change in Control

In addition to the post-employment benefits provided under the Company’s retirement benefit programs described above, we provide the following additional benefits to our named executive officers in connection with termination of employment or a change in control.

Severance Benefits - Messrs. Moffett and Adkerson. The employment agreements for both Messrs. Moffett and Adkerson provide that if we terminate the executive’s employment without cause (as defined in the agreement) or the executive terminates employment for good reason (as defined in the agreement), we will make certain payments and provide certain benefits to the executive, including:

•  payment of a pro rata bonus for the year in which the termination of employment occurs,

•  a cash payment equal to three times the sum of (a) the executive’s base salary plus (b) the highest bonus paid to the executive for any of the preceding three years,

•  continuation of insurance and welfare benefits for three years or until the executive accepts new employment, if earlier, and

•  acceleration of the vesting and payout of all stock options, restricted stock units and long-term performance incentive plan units.

If the executive’s employment terminates as a result of death, disability or retirement, benefits to the executive or his estate include the payment of a pro rata bonus for the year of termination, a cash payment ($1.8 million for Mr. Moffett and $900,000 for Mr. Adkerson) and, in the case of retirement, the continuation of insurance and welfare benefits for three years or until the executive accepts new employment, if earlier. The executive will also receive an additional year’s vesting on unvested stock options, vesting of all outstanding restricted stock units, and payment of outstanding long-term performance incentive plan units, all as described in footnotes (1) - (3) to the table below.

As a condition to receipt of these severance benefits, the executive must retain in confidence all confidential information known to him concerning our business and us so long as the information is not otherwise publicly disclosed. Further, Messrs. Moffett and Adkerson have each agreed not to compete with us for a period of two years after termination of employment.

Change in Control Benefits - Messrs. Moffett and Adkerson. The change in control agreements for Messrs. Moffett and Adkerson, as amended, will replace the employment agreements if a change in control of our company (as defined in the change in control agreements) occurs. If the change in control occurs prior to December 31, 2008, the agreements provide generally that the executive’s terms and conditions of employment (including position, location, compensation and benefits) will not be adversely changed until the later of the third anniversary of the change in control or December 31, 2008.

If the executive is terminated without cause or if the executive terminates for “good reason” during the covered period after a change in control, the executive is generally entitled to receive the same payments and benefits that he would receive in the event of a similar termination under the employment agreements, described above. The term “good reason” includes the failure of the acquiror to provide the executive with substantially the same position, authority, duties and responsibilities in the ultimate parent company of the entity resulting from the transaction.

If employment terminates as a result of death, disability or retirement following a change in control, the executive will receive the same benefits described above under “Severance Benefits - Messrs. Moffett and Adkerson” in the event of death, disability or retirement, except for the cash payment.

In addition, the change in control agreements provide that the executives are entitled to receive a payment in an amount sufficient to make the executives whole for any excise tax on amounts payable under the agreements that are considered to be excess parachute payments under Section 4999 of the Internal Revenue Code.

The confidentiality and non-competition provisions of the executives’ employment agreements continue to apply after a change in control.

Change in Control Benefits - Ms. Quirk and Messrs. Arnold and Johnson. In February 2004, we entered into change in control agreements with Ms. Quirk and Messrs. Arnold and Johnson. These agreements were approved by our corporate personnel committee, which was advised by its independent compensation consultant and independent legal counsel, and were then recommended to and approved by our board. If a change in control (as defined in the change in control agreements) occurs prior to December 31, 2008, the agreements provide generally that the executive’s terms and conditions of employment (including position, location, compensation and benefits) will not be adversely changed until the later of the third anniversary of the change in control or December 31, 2008.

If the executive is terminated without cause or if the executive terminates for “good reason” during the covered period after a change of control, the executive is generally entitled to receive the following:

•  payment of a pro rata bonus for the year in which the termination of employment occurs,

•  a cash payment equal to three times the sum of (a) the executive’s base salary plus (b) the highest bonus paid to the executive for any of the preceding three years,

•  continuation of insurance and welfare benefits for three years or until the executive accepts new employment, if earlier, and

•  acceleration of the vesting and payout of all stock options, restricted stock units and long-term performance incentive plan units.

The term “good reason” includes the failure of the acquiror to provide the executive with substantially the same position, authority, duties and responsibilities in the ultimate parent company of the entity resulting from the transaction. In addition, the change in control agreements provide that the executives are entitled to receive a payment in an amount sufficient to make the executives whole for any excise tax on amounts payable under the agreements that are considered to be excess parachute payments under Section 4999 of the Internal Revenue Code.

Mr. Machribie’s Retirement Benefits. Mr. Machribie retired as President Director of PT Freeport Indonesia effective July 1, 2006, although he is continuing to provide consulting services to the Company. In addition to the retirement benefits described above under “PT Freeport Indonesia’s Retirement Plan - Mr. Machribie,” in connection with his retirement Mr. Machribie received payment for unused leave, a prorated portion of his annual incentive payment for 2006, and payout of his units under the LTPIP, all of which are quantified in the “Summary Compensation Table” above.

________________________

The following table quantifies the potential payments to our named executive officers, excluding Mr. Machribie, under the contracts, arrangements or plans discussed above, for various scenarios involving a change in control or termination of employment of each of our named executive officers, assuming a December 31, 2006 termination date, and where applicable, using the closing price of our common stock of $55.73 (as reported on the New York Stock Exchange as of December 29, 2006). In addition to these benefits, our named executive officers would be entitled to receive the retirement and pension benefits described above under "Retirement Benefit Programs."

Name	Lump Sum Payment	Options (unvested and accelerated) (1)	Restricted Stock Units (unvested and accelerated) (2)	LTPIP Units (accelerated) (3)	Health Benefits	Tax Gross-Up
James R. Moffett
• Retirement	$1,800,000	$7,008,750	n/a	$9,835,000	$249,120	n/a
• Death / Disability	$1,800,000	$7,008,750	n/a	$9,835,000	n/a	n/a
• Termination-Good Reason/No Cause	$65,718,000	$21,026,250	n/a	$9,835,000	$249,120	n/a
• Termination after Change in Control (4)	$65,718,000	$21,026,250	n/a	$9,835,000	$249,120	$0
Richard C. Adkerson
• Retirement	$900,000	$4,672,500	$23,005,567	$7,868,000	$57,546	n/a
• Death / Disability	$900,000	$4,672,500	$23,005,567	$7,868,000	n/a	n/a
• Termination- Good Reason/No Cause	$39,846,000	$14,017,500	$23,005,567	$7,868,000	$57,546	n/a
• Termination after Change in Control (4)	$39,846,000	$14,017,500	$23,005,567	$7,868,000	$57,546	$29,843,831
Kathleen L. Quirk
• Retirement	n/a	$1,683,244	$792,759	$2,360,400	n/a	n/a
• Death / Disability	n/a	$1,683,244	$792,759	$2,360,400	n/a	n/a
• Termination- Good Reason/ No Cause	n/a	n/a	(2)	n/a	n/a	n/a
• Termination after Change in Control (4)	$6,141,000	$4,141,463	$792,759	$2,360,400	$19,179	$4,107,153
Michael J. Arnold
• Retirement	n/a	$2,097,750	$838,904	$2,360,400	n/a	n/a
• Death / Disability	n/a	$2,097,750	$838,904	$2,360,400	n/a	n/a
• Termination- Good Reason/No Cause	n/a	n/a	(2)	n/a	n/a	n/a
• Termination after Change in Control (4)	$6,441,000	$4,555,969	$838,904	$2,360,400	$19,179	$0
Mark J. Johnson
• Retirement	n/a	$1,637,188	$572,570	$2,360,400	n/a	n/a
• Death / Disability	n/a	$1,637,188	$572,570	$2,360,400	n/a	n/a
• Termination- Good Reason/No Cause	n/a	n/a	(2)	n/a	n/a	n/a
• Termination after Change in Control (4)	$6,441,000	$4,095,406	$572,570	$2,360,400	$19,179	$4,429,768

(1) Pursuant to the terms of the stock option agreements, upon termination of the executive’s employment as a result of death, disability or retirement, the unvested portion of any outstanding stock option that would have vested within one year of the date of termination shall vest. The values of the accelerated options were determined by multiplying (a) the difference between the year-end closing price of our common stock and the applicable exercise price of each option, by (b) the number of unvested and accelerated options.

(2) Pursuant to the terms of the restricted stock unit agreements, upon termination of the executive’s employment as a result of death, disability or retirement, all outstanding restricted stock units, all amounts credited to the participant’s dividend equivalent account and all property distributions deposited in such account will vest. In addition, upon a termination by the Company without cause, the corporate personnel committee, in its discretion, may elect to accelerate the vesting of the outstanding restricted stock units. The values of the accelerated restricted stock units were determined by multiplying the year-end closing price of our common stock by the number of unvested and accelerated restricted stock units.

(3) Pursuant to the terms of the Long-Term Performance Incentive Plan (LTPIP), if the executive’s employment terminates prior to the end of the applicable performance period as a result of retirement, death or disability, the performance period applicable to any outstanding units will end as of December 31st of the year of such termination of employment. See the discussion of the LTPIP in “Compensation Discussion and Analysis” above.

(4) Certain of the benefits described in the table would be achieved in the event of a change in control alone, and would not require a termination of the executive’s employment. In particular, pursuant to the terms of our stock incentive plans and the individual award agreements, upon a change in control as defined in the plans, (a) all outstanding stock options would immediately vest and (b) all restrictions on outstanding restricted stock units would lapse.

_________________

Director Compensation

We use a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve on the board. In setting director compensation, we consider the significant amount of time directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company to be an effective member of the board. The form and amount of director compensation is reviewed by the nominating and corporate governance committee, which makes recommendations to the full board.

Cash Compensation

Each non-management director receives an annual fee of $40,000. Committee chairs receive an additional annual fee as follows: audit committee, $15,000; corporate personnel committee and public policy committee, $10,000; and nominating and corporate governance committee, $5,000. Each non-management director receives a fee of $1,500 for attending each board and committee meeting (for which he or she is a member) and is reimbursed for reasonable out-of-pocket expenses incurred in attending such meetings. Each management director also receives a fee of $1,500 for attending each board meeting. The compensation of each of Messrs. Moffett and Adkerson is reflected in the "Summary Compensation" Table above.

Equity-Based Compensation

Non-management directors also receive equity-based compensation under the 2004 Director Compensation Plan (the 2004 Plan). Pursuant to the plan, on June 1st of each year, each non-management director receives a grant of options to acquire 10,000 shares of our common stock and 2,000 restricted stock units. The options are granted at fair market value on the grant date, vest ratably over the first four anniversaries of the grant date and expire on the tenth anniversary of the grant date. The restricted stock units also vest ratably over the first four anniversaries of the grant date. In accordance with the 2004 Plan, each of Messrs. Allison, Graham, Johnston, Wharton and Roy elected to defer 100% of his annual grant of restricted stock units to be paid out in installments after separation from service.

The 2004 Plan provides that participants may elect to exchange all or a portion of their annual fee for an equivalent number of shares of our common stock on the payment date, based on the fair market value of our common stock on such date. The 2004 Plan further provides that participants may elect to defer all or a portion of their annual fee and meeting fees, and that such deferred amounts will accrue interest at a rate equal to the prime commercial lending rate announced from time to time by JPMorgan Chase (compounded quarterly), and shall be paid out at such time or times as directed by the participant. Each of Messrs. Allison, Ford, Johnston and Siegele elected to receive an equivalent number of shares of our common stock in lieu of 100% of his annual fee, and Mr. Roy elected to receive an equivalent number of shares of our common stock in lieu of 50% of his annual fee. In addition, Mr. Johnston deferred receipt of 100% of his meeting fees and Mr. Roy deferred 50% of his annual fee and 100% of his meeting fees to be paid out in installments after separation from service.

With the exception of Mr. Siegele, who was elected to the board in August 2006, on June 1, 2006 and Messrs. Krulak, Madonna and McCoy, who were elected in 2007, each non-management director was granted an option to purchase 10,000 shares of our common stock at a grant price of $54.775, and 2,000 restricted stock units under the 2004 Plan. On August 1, 2006, the date of his election to the board, Mr. Siegele was granted an option to purchase 10,000 shares of our common stock at a grant price of $54.285, and 2,000 restricted stock units under the 2004 Plan.

Retirement Plan for Non-Management Directors

We have a retirement plan for the benefit of our non-management directors who reach age 65. Under the retirement plan, an eligible director will be entitled to an annual benefit equal to a percentage of the standard portion of our annual directors’ fee at the time of his or her retirement. The percentage, which is at least 50% but not greater than 100%, will depend on the number of years the retiree served as a non-management director for us or our predecessors. The benefit is payable from the date of retirement until the retiree’s death. Each eligible director who was also a director of Freeport-McMoRan Inc., our former parent, and who did not retire from that board of directors, will receive upon retirement from our board an additional annual benefit of $20,000, which is also payable from the date of retirement until the retiree’s death.

Matching Gifts Program

The Freeport-McMoRan Foundation (the Foundation), administers a matching gifts program which is available to our directors, officers, employees, full-time consultants and retirees. Under the program, the Foundation will match a participant’s gifts to eligible institutions, including educational institutions, educational associations, educational funds, cultural institutions, social service community organizations, hospital organizations and environmental organizations. The Foundation provides the gifts directly to the institution. The Foundation double matches gifts by a director not in excess of $1,000 to an individual eligible institution. The annual amount of our matching gifts for any director may not exceed $40,000.

Director Stock Ownership Guidelines

In January 2006, the corporate personnel committee adopted stock ownership guidelines applicable to our directors, which will be phased in over a period of four years. Under the guidelines, each non-management director is encouraged to maintain ownership of company stock valued at five times his or her annual retainer. For purposes of the guidelines, the stock value is calculated annually based on the one-year and five-year trailing average monthly stock price. Shares of common stock currently owned by the directors are counted for purposes of the stock ownership guidelines, as are shares held in individual retirement accounts, shares issuable upon the vesting of outstanding restricted stock units and shares held in certain trusts. As of December 31, 2006, all of our non-management directors had reached or exceeded their target ownership levels.

2006 Director Summary Compensation

The table below summarizes the total compensation paid to or earned by our non-management directors during 2006. The amounts represented in the “Stock Awards” and “Option Awards” columns reflect the expense recorded by the Company pursuant to FAS 123(R), and do not necessarily equate to the income that will ultimately be realized by the director for these awards. The table does not include Messrs. Krulak, Madonna and McCoy, who were not elected to the board until March 2007.

2006 Director Summary Compensation Table
Name of Director	Fees Earned or Paid in Cash (1)		Stock Awards (2)	Option Awards (2)	All Other Compensation (3)		Total
Robert J. Allison, Jr.	$73,500		$144,143	$206,759	$ 40,000		$464,402
Robert A. Day	76,000		59,330	168,634	43,638		347,602
Gerald J. Ford	62,500		54,773	168,634	43,638		329,545
H. Devon Graham, Jr.	77,000		144,143	206,759	8,284		436,186
J. Bennett Johnston	16,500	(4)	144,143	206,759	265,000		632,402
Bobby Lee Lackey	64,000		144,143	180,853	12,238		401,234
Gabrielle K. McDonald	16,500	(4)	104,306	129,995	275,638		526,439
B. M. Rankin, Jr.	56,500		144,143	190,166	842,843		1,233,652
J. Stapleton Roy	53,500		144,143	160,429	19,500	(5)	377,572
Stephen H. Siegele	27,216		11,310	15,150	40,000		93,676
J. Taylor Wharton	74,000		144,143	212,860	6,284		437,287

(1)
In accordance with our 2004 Plan, (a) each of Messrs. Allison, Ford, Johnston, and Siegele elected to receive an equivalent number of shares of our common stock in lieu of 100% of his annual fee, and Mr. Roy elected to receive an equivalent number of shares of our common stock in lieu of 50% of his annual fee; and (b) Mr. Johnston elected to defer 100% of his meeting fees and Mr. Roy elected to defer 50% of his annual fee and 100% of his meeting fees. The amounts reflected include the fees used to purchase shares of our common stock and fees deferred by the directors.

(2)
Amounts reflect the compensation cost recognized in 2006 for stock awards (restricted stock units) and option awards (options and stock appreciation rights) in accordance with FAS 123(R), which reflects the fair value of all stock-based compensation in earnings based on the related vesting schedule. For additional information relating to the assumptions made by us in valuing these awards for 2006, refer to Note 7 of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. The following table sets forth, for each non-management director, the number of outstanding restricted stock units, stock options and stock appreciation rights, as of December 31, 2006:

Name of Director	RSUs	Options	SARs
Robert J. Allison, Jr.	6,000	60,000	19,668
Robert A. Day	4,500	100,000	45,892
Gerald J. Ford	4,500	70,000	26,224
H. Devon Graham, Jr.	5,000	42,500	13,112
J. Bennett Johnston	6,000	45,000	13,112
Bobby Lee Lackey	4,500	30,000	1,639
Gabrielle K. McDonald	4,500	35,000	4,917
B. M. Rankin, Jr.	4,500	35,000	4,917
J. Stapleton Roy	6,000	35,000	4,917
Stephen H. Siegele	2,000	10,000	0
J. Taylor Wharton	5,000	42,500	8,196

(3)
Includes (a) the Company’s match pursuant to the matching gifs program, (b) consulting fees received in connection with the consulting arrangements described under “Certain Transactions” in Item 13 below, and (c) earnings on unvested restricted stock units, as follows:

Name of Director	Matching Gifts	Consulting Fees	RSU Earnings
Robert J. Allison, Jr.	$40,000	--	--
Robert A. Day	40,000	--	$3,638
Gerald J. Ford	40,000	--	3,638
H. Devon Graham, Jr.	6,000	--	2,284
J. Bennett Johnston	--	$265,000	--
Bobby Lee Lackey	8,600	--	3,638
Gabrielle K. McDonald	7,000	265,000	3,638
B. M. Rankin, Jr.	27,000	812,205	3,638
J. Stapleton Roy	19,500	--	--
Stephen H. Siegele	40,000	--	--
J. Taylor Wharton	4,000	--	2,284

(4)	The consulting fees paid to Mr. Johnston and Ms. McDonald, which are reflected in the “All Other Compensation” column, include the director’s $40,000 annual fee.

(5)
As described in Item 13 under “Certain Transactions,” Mr. Roy is Vice Chairman of Kissinger Associates, Inc., which received $200,000 in 2006 from FM Services Company for the provision of consulting services. Because these fees are not paid directly to Mr. Roy, we have not included them in the table.

________________

Compensation Committee Interlocks and Insider Participation

The current members of our corporate personnel committee are Messrs. Allison, Graham, Lackey and Wharton. In 2006, none of our executive officers served as a director or member of the compensation committee of another entity, where an executive officer of the entity served as our director or on our corporate personnel committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership of Directors and Executive Officers

Except as otherwise indicated below, this table shows the amount of our common stock each of our directors and named executive officers owned on March 31, 2007. Unless otherwise indicated, (a) the persons shown below do not beneficially own any of our preferred stock, and (b) all shares shown are held with sole voting and investment power and include, if applicable, shares held in our Employee Capital Accumulation Program (ECAP).

Name of Beneficial Owner	Number of Shares Not Subject to Options	Number of Shares Subject to Exercisable Options (1)	Total Number of Shares Beneficially Owned (2)	Percent of Class(3)
Richard C. Adkerson (4)	602,557	250,000	852,557	*
Robert J. Allison, Jr.	17,733	35,000	52,733	*
Michael J. Arnold	32,256	93,750	126,006	*
Robert A. Day (5)	1,127,454	75,000	1,202,454	*
Gerald J. Ford	13,930	45,000	58,930	*
H. Devon Graham, Jr.	3,000	17,500	20,500	*
Mark J. Johnson	8,866	60,000	68,866	*
J. Bennett Johnston	61,172	20,000	81,172	*
Charles C. Krulak	0	0	0	*
Bobby Lee Lackey	1,921	5,000	6,921	*
Adrianto Machribie	0	106,250	106,250	*
Jon C. Madonna	1,340	0	1,340	*
Dustan E. McCoy	0	0	0	*
Gabrielle K. McDonald	3,000	10,000	13,000	*
James R. Moffett (6)	1,268,695	0	1,268,695	*
Kathleen L. Quirk	23,337	99,500	122,837	*
B. M. Rankin, Jr. (7)	501,000	10,000	511,000	*
J. Stapleton Roy	7,713	10,000	17,713	*
Stephen H. Siegele(8)	71,180	0	71,180	*
J. Taylor Wharton (9)	44,234	17,500	61,734	*
Directors, named executive officers and executive officers as a group (21 persons)	3,820,005	895,216	4,715,221	1.2%

_____________________

* Ownership is less than 1%

(1)	Our common stock that could be acquired as of May 31, 2007, upon the exercise of options granted pursuant to our stock incentive plans.

(2)	Total number of shares beneficially owned does not include restricted stock units for the following:

Name of Beneficial Owner	Number of Restricted Stock Units
Richard C. Adkerson	608,296
Robert J. Allison, Jr.	6,000
Michael J. Arnold	22,083
Robert A. Day	4,500
Gerald J. Ford	4,500
H. Devon Graham, Jr.	5,000
Mark J. Johnson	6,849
J. Bennett Johnston	6,000
Charles C. Krulak	1,000

Name of Beneficial Owner	Number of Restricted Stock Units
Bobby Lee Lackey	4,500
Jon C. Madonna	1,000
Dustan E. McCoy	1,000
Gabrielle K. McDonald	4,500
Kathleen L. Quirk	36,021
B. M. Rankin, Jr.	4,500
J. Stapleton Roy	6,000
Stephen H. Siegele	2,000
J. Taylor Wharton	5,000

(3)	Based on 380,867,165 shares of our common stock outstanding as of March 31, 2007.

(4)
Includes 8,777 shares of our common stock held in his individual retirement account (IRA). Mr. Adkerson entered into two forward sale contracts with a securities broker pursuant to which he agreed to sell 250,000 shares of common stock on August 4, 2010, and 119,265 shares of common stock on May 6, 2011, with the sale price to be determined and paid on the respective maturity date. Under both contracts, Mr. Adkerson may elect to settle the contract in cash and retain ownership of the shares. Mr. Adkerson has pledged a total of 369,265 shares to secure his obligations under these contracts but continues to hold beneficial ownership, voting power and the right to receive quarterly dividend payments of $0.25 per share with respect to the 369,265 shares.

(5)	Mr. Day has pledged the shares of our common stock owned by him to secure his obligations under a line of credit.

(6)
Includes (a) 1,229,472 shares of our common stock held by a limited liability company with respect to which Mr. Moffett, as a member, shares voting and investment power, (b) 7,552 shares of our common stock held by his spouse, as to which he disclaims beneficial ownership, and (c) 6,850 shares of our common stock held by a foundation with respect to which Mr. Moffett, as president and a director, shares voting and investment power, but as to which he disclaims beneficial ownership. The limited liability company through which Mr. Moffett owns his shares entered into three forward sale contracts with a securities broker pursuant to which the limited liability company agreed to sell 300,000 shares of common stock on October 26, 2009, 150,000 shares of common stock on August 11, 2010, and 300,000 shares on February 15, 2011, with the sale price to be determined and paid on the respective maturity date. Under all three contracts, the limited liability company may elect to settle the contract in cash and retain ownership of the shares. The limited liability company has pledged a total of 750,000 shares to secure its obligations under these contracts but continues to hold beneficial ownership, voting power and the right to receive quarterly dividend payments of $0.25 per share with respect to the 750,000 shares.

(7)	All shares shown are held by a limited partnership in which Mr. Rankin is the sole shareholder of the sole general partner.

(8)	Includes 40,815 shares issuable upon conversion of 30,000 shares of our 6¾% Mandatory Convertible Preferred Stock.

(9)
Includes (a) 26,937 shares of our common stock held by Mr. Wharton’s spouse, (b) 160 shares of our common stock held in an IRA for Mr. Wharton’s spouse, (c) 420 shares of our common stock held in his IRA, and (d) 5,089 shares of our common stock held by Mr. Wharton as custodian for his daughter.

Stock Ownership of Certain Beneficial Owners

This table shows the owners of more than 5% of our outstanding common stock based on filings with the SEC. Unless otherwise indicated, all information is presented as of December 31, 2006, and all shares beneficially owned are held with sole voting and investment power.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Outstanding Shares (1)
Barclays Global Investors, N.A. 45 Fremont Street San Francisco, CA 94105	10,878,827(2)	5.5%
Capital Research and Management Company 333 South Hope Street Los Angeles, CA 90071	16,540,450(3)	8.3%
Wellington Management Company, LLP. 75 State Street Boston, MA 02109	14,934,502 (4)	7.6%
______________

(1)	Based on 196,964,996 shares of our common stock outstanding as of December 31, 2006.

(2)	Based on a Schedule 13G filed with the SEC on January 23, 2007, Barclays Global Investors, N.A. has sole voting power with respect to 9,474,675 of these shares.

(3)
Based on amended Schedule 13G filed with the SEC on February 12, 2007, Capital Research and Management Company has sole voting power with respect to 4,464,500 of these shares and disclaims beneficial ownership with respect to all shares shown. The total number of shares reported includes 1,874,450 shares of our common stock resulting from the assumed conversion of 91,000 shares of our 5½% convertible perpetual preferred stock.

(4)
Based on a Schedule 13G filed with the SEC on February 14, 2007, Wellington Management Company, LLP , in its capacity as investment adviser, may be deemed to beneficially own 14,934,502 shares of our common stock which are held of record by clients of Wellington Management.

Equity Compensation Plan Information as of December 31, 2006

The following table presents information as of December 31, 2006, regarding our incentive compensation plans under which common stock may be issued to employees and non-employees as compensation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,333,289 (1)	$39.70	13,683,719 (2)
Equity compensation plans not approved by security holders	--	--	--
Total	6,333,289 (1)	$39.70	13,683,719 (2)
_______________
(1)
The number of securities to be issued upon the exercise of outstanding options, warrants and rights includes shares issuable upon (a) the vesting of 515,573 restricted stock units, and (b) the termination of deferrals with respect to 16,000 restricted stock units that were vested as of December 31, 2006. These awards are not reflected in column (b) as they do not have an exercise price.

(2)
As of December 31, 2006, there were 12,000,000 shares remaining available for future issuance under the 2006 Stock Incentive Plan, (a) all of which could be issued under the terms of the plan upon the exercise of stock options or stock appreciation rights, and (b) only 4,000,000 of which could be issued under the terms of the plan in the form of restricted stock or “other stock-based awards,” which awards are valued in whole or in part on the value of the shares of common stock. There were 1,104,749 shares remaining available for future issuance under the 2003 Stock Incentive Plan, all of which could be issued under the terms of the plan (a) upon the exercise of stock options or stock appreciation rights, or (b) in the form of restricted stock or “other stock-based awards.” In addition, there were 62,821 shares remaining available for future issuance under the 1999 Stock Incentive Plan, all of which could be issued (a) upon the exercise of stock options or stock appreciation rights, or (b) in the form of restricted stock or “other stock-based awards.” Finally, there were 516,149 shares remaining available for future issuance under the 2004 Director Compensation Plan, which shares are issuable under the terms of the plan (a) only to eligible directors, and (b) upon the exercise of stock options or in the form of common stock and restricted stock units, as specifically set forth in the plan.
_________________________

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

Our practice has been that any transaction which would require disclosure under Item 404(a) of Regulation S-K of the rules and regulations of the United States Securities and Exchange Commission, with respect to a director or executive officer, must be reviewed and approved, or ratified, annually by the board of directors. Any such related party transactions will only be approved or ratified if the board determines that such transaction will not impair the involved person’s service to, and exercise of judgment on behalf of, the Company, or otherwise create a conflict of interest that would be detrimental to the Company. All of the transactions relating to our directors described below have been reviewed and approved or ratified by our board.

We are parties to a services agreement with the Services Company, under which the Services Company provides us with executive, technical, administrative, accounting, financial, tax and other services on a cost-reimbursement basis. The Services Company also provides these services to McMoRan. Several of our directors and executive officers also serve as directors or executive officers of McMoRan. In 2006, McMoRan incurred $5.2 million of costs under its services agreement, and we expect McMoRan’s costs under its services agreement to approximate $4.3 million in 2007. We pay an allocable portion of expenses from consulting arrangements that the Services Company has entered into, some of which are described below.

B. M. Rankin, Jr. and the Services Company are parties to an agreement, renewable annually, under which Mr. Rankin renders services to us and McMoRan relating to finance, accounting and business development. The Services Company provides Mr. Rankin compensation, medical coverage and reimbursement for taxes in connection with those medical benefits. In 2006, the Services Company paid Mr. Rankin $490,000 ($316,900 of which was allocated to us) pursuant to this agreement. During 2006, the cost to the company for Mr. Rankin’s personal use of company facilities was $22,500, medical expenses and tax gross-ups was $46,572 and reimbursement for a portion of his office rent and for the services of an executive secretary employed by the Services Company was $45,197. In addition, during 2006 the cost to the company of Mr. Rankin’s personal use of fractionally owned company aircraft was $381,036.

J. Bennett Johnston and the Services Company are parties to an agreement, renewable annually, under which Mr. Johnston provides consulting services to us and our affiliates relating to international relations and commercial matters. Under this agreement, Mr. Johnston receives an annual consulting fee of $265,000 and reimbursement of reasonable out-of-pocket expenses incurred in connection with providing services. In 2006, the Services Company paid Mr. Johnston $265,000, plus out-of-pocket expenses, pursuant to this agreement, all of which was allocated to us. The annual consulting fee includes Mr. Johnston’s $40,000 annual fee for serving on our board. The Services Company also entered into a supplemental agreement with Mr. Johnston in January 2005 under which Mr. Johnston would receive an additional $50,000 of consulting fees for services rendered in connection with a project for McMoRan and an additional $50,000 upon successful completion of the project. Mr. Johnston received $50,000 for services rendered in connection with the project in 2005, and received the additional $50,000 in January 2007 upon the successful completion of the project. McMoRan is also a party to a services agreement with the Services Company, pursuant to which McMoRan reimbursed the Services Company for the consulting fees paid to Mr. Johnston relating to McMoRan’s project.

Gabrielle K. McDonald and the Services Company are parties to an agreement, renewable annually, under which Ms. McDonald renders consulting services to us and our affiliates in connection with her role as Special Counsel on Human Rights to our company. Under this agreement, Ms. McDonald receives an annual fee of

$265,000, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with rendering consulting services. In 2006, the Services Company paid Ms. McDonald $265,000, plus out-of-pocket expenses, pursuant to this agreement, all of which was allocated to us. The annual consulting fee includes Ms. McDonald’s $40,000 annual fee for serving on our board.

J. Stapleton Roy is Vice Chairman of Kissinger Associates, Inc. Kissinger Associates and the Services Company are parties to agreements, renewable annually, under which Kissinger Associates provides to us and our affiliates advice and consultation on specified world political, economic, strategic and social developments affecting our affairs. Under these agreements, Kissinger Associates receives an annual fee of $200,000, additional consulting fees based on the services rendered, and reimbursement of reasonable out-of-pocket expenses incurred in connection with providing such services. In 2006, the Services Company paid Kissinger Associates its annual fee of $200,000, plus out-of-pocket expenses, for all services rendered under these agreements, all of which was allocated to us.

Board and Committee Independence

In January 2007, on the basis of information solicited from each director, and upon the advice and recommendation of the nominating and corporate governance committee, the board has affirmatively determined that each of Messrs. Allison, Day, Ford, Graham, Lackey, Siegele and Wharton has no material relationship with the company and is independent within the meaning of our corporate governance guidelines, which comply with the New York Stock Exchange (NYSE) director independence standards as currently in effect. In making this determination, the nominating and corporate governance committee, with assistance from the company’s legal counsel, evaluated responses to a questionnaire completed annually by each director regarding relationships and possible conflicts of interest between each director, the company and management. In its review of director independence, the committee considered all commercial, industrial, banking, consulting, legal, accounting, charitable, and familial relationships any director may have with the company or management. The nominating and corporate governance committee made a recommendation to the board that those directors be considered independent, which the board approved.

Further, the board has determined that each of the members of the audit, corporate personnel, and nominating and corporate governance committees has no material relationship with the company and is independent within the meaning of our corporate governance guidelines, which adopt the heightened statutory and NYSE independence standards applicable to audit committee members.

Item 14. Principal Accounting Fees and Services.

Fees and Related Disclosures for Accounting Services

The following table discloses the fees for professional services provided by Ernst & Young LLP in each of the last two fiscal years:

	2006	2005
Audit Fees	$1,909,000	$1,641,866
Audit-Related Fees (1)	383,000	45,000
Tax Fees (2)	74,283	40,667
All Other Fees	—	—

_________________
(1)	Relates to services rendered in connection with review of management’s reports to the board and quarterly earnings press releases.

(2)	Relates to services rendered in connection with advice on Indonesian tax matters.

________________________

The audit committee has determined that the provision of the services described above is compatible with maintaining the independence of the independent auditors.

Pre-Approval Policies and Procedures

The audit committee’s policy is to pre-approve all audit services, audit-related services and other services permitted by law provided by the external auditors. In accordance with that policy, the committee annually pre-approves a list of specific services and categories of services, including audit, audit-related and other services, for the upcoming or current fiscal year, subject to specified cost levels. Any service that is not included in the approved list of services must be separately pre-approved by the audit committee. In addition, if fees for any service exceed the amount that has been pre-approved, then payment of additional fees for such service must be specifically pre-approved by the audit committee; however, any proposed service that has an anticipated or additional cost of no more than $30,000 may be pre-approved by the Chairperson of the audit committee, provided that the total anticipated costs of all such projects pre-approved by the Chairperson during any fiscal quarter does not exceed $60,000.

At each regularly-scheduled audit committee meeting, management updates the committee on the scope and anticipated cost of (1) any service pre-approved by the Chairperson since the last meeting of the committee and (2) the projected fees for each service or group of services being provided by the independent auditors. Since the 2003 effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each service provided by our independent auditors has been approved in advance by the audit committee, and none of those services required use of the de minimus exception to pre-approval contained in the SEC’s rules.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(3). Exhibits.

Reference is made to the Exhibit Index beginning on page E-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2007.

Freeport-McMoRan Copper & Gold Inc.

By: /s/ Richard C. Adkerson
                                                                                     Richard C. Adkerson
                                                                                                               Chief Executive Officer
                                                                                                                       and Director

S-1

Exhibit Index

31.1  Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d - 14(a).

31.2  Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d - 14(a).

E-1

                                                                                       Exhibit 31.1

CERTIFICATION

I, Richard C. Adkerson, Chief Executive Officer of Freeport-McMoRan Copper & Gold Inc., certify that:

1. I have reviewed this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Freeport-McMoRan Copper & Gold Inc.; and

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: April 30, 2007                                                                  /s/ Richard C. Adkerson
Richard C. Adkerson
Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Kathleen L. Quirk, Chief Financial Officer of Freeport-McMoRan Copper & Gold Inc., certify that:

1. I have reviewed this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Freeport-McMoRan Copper & Gold Inc.; and

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: April 30, 2007                                                                     /s/ Kathleen L. Quirk
Kathleen L. Quirk
Chief Financial Officer