Form 10-Q
period 2007-03-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2007-05-10
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ÿ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ÿ☐Yes ☑ No

On April 30, 2007, there were issued and outstanding 381,139,775 shares of the registrant’s Common Stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

FREEPORT-McMoRan COPPER & GOLD INC.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2007	2006
	(In Millions)
ASSETS
Current assets:
Cash and cash equivalents	$3,126.5	$907.5
Accounts receivable	2,254.4	485.8
Inventories	2,590.9	724.2
Mill and leach stockpiles	340.4	-
Prepaid expenses, restricted cash and other	241.7	33.5
Total current assets	8,553.9	2,151.0
Property, plant, equipment and development costs, net	23,730.1	3,098.5
Other assets	716.1	140.3
Trust assets	623.2	-
Long-term mill and leach stockpiles	431.7	-
Goodwill	7,379.0	-
Total assets	$41,434.0	$5,389.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,641.5	$789.0
Accrued income taxes	785.1	164.4
Current portion of long-term debt and short-term borrowings	199.2	19.1
Total current liabilities	3,625.8	972.5
Long-term debt, less current portion:
Senior notes	7,230.0	620.0
Term loan	4,382.0	-
Project financing, equipment loans and other	224.9	41.0
Total long-term debt, less current portion	11,836.9	661.0
Accrued postretirement benefits and other liabilities	1,206.1	297.9
Deferred income taxes	6,992.8	800.3
Total liabilities	23,661.6	2,731.7
Minority interests	1,473.7	213.0
Stockholders’ equity:
5½% Convertible perpetual preferred stock	1,100.0	1,100.0
6¾% Mandatory convertible preferred stock	2,875.0	-
Common stock	49.5	31.0
Capital in excess of par value	13,266.5	2,668.1
Retained earnings	1,833.5	1,414.8
Accumulated other comprehensive loss	(3.0)	(19.9)
Common stock held in treasury	(2,822.8)	(2,748.9)
Total stockholders’ equity	16,298.7	2,445.1
Total liabilities and stockholders’ equity	$41,434.0	$5,389.8

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In Millions, Except Per Share Amounts)
Revenues	$2,302.9	$1,086.1
Cost of sales:
Production and delivery	952.1	477.9
Depreciation, depletion and amortization	116.3	43.3
Total cost of sales	1,068.4	521.2
Exploration and research expenses	6.5	2.6
Selling, general and administrative expenses	48.9	30.6
Total costs and expenses	1,123.8	554.4
Operating income	1,179.1	531.7
Interest expense, net	(51.9)	(22.7)
Losses on early extinguishment and conversion of debt, net	(87.8)	(2.0)
Other income, net	23.6	5.0
Equity in affiliated companies’ net earnings	4.5	3.6
Income before income taxes and minority interests	1,067.5	515.6
Provision for income taxes	(460.2)	(221.7)
Minority interests in net income of consolidated subsidiaries	(114.4)	(27.1)
Net income	492.9	266.8
Preferred dividends	(16.7)	(15.1)
Net income applicable to common stock	$476.2	$251.7

Net income per share of common stock:
Basic	$2.20	$1.34
Diluted	$2.02	$1.23

Average common shares outstanding:
Basic	216.8	187.9
Diluted	244.0	221.5

Dividends paid per share of common stock	$0.3125	$0.8125

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In Millions)
Cash flow from operating activities:
Net income	$492.9	$266.8
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Unrealized losses on copper collars and copper put options	38.1	-
Depreciation, depletion and amortization	116.3	43.3
Minority interests' in net income of consolidated subsidiaries	114.4	27.1
Noncash compensation and benefits	25.5	17.0
Losses on early extinguishment and conversion of debt, net	87.8	2.0
Deferred income taxes	(46.0)	41.9
Elimination (recognition) of profit on PT Freeport Indonesia sales
to PT Smelting	35.7	(20.8)
Other	6.4	-
(Increases) decreases in working capital, excluding amounts
acquired from Phelps Dodge:
Accounts receivable	(398.0)	65.2
Inventories	80.7	(40.3)
Prepaid expenses, restricted cash and other	0.8	(7.3)
Accounts payable and accrued liabilities	(30.0)	(250.4)
Accrued income taxes	144.3	(268.3)
Increase in working capital	(202.2)	(501.1)
Net cash provided by (used in) operating activities	668.9	(123.8)

Cash flow from investing activities:
Acquisition of Phelps Dodge, net of cash acquired	(13,888.1)	-
PT Freeport Indonesia capital expenditures	(74.0)	(48.6)
Phelps Dodge capital expenditures	(60.9)	-
Other capital expenditures	(7.5)	(3.5)
Sale of assets and other	1.0	1.7
Net cash used in investing activities	(14,029.5)	(50.4)

Cash flow from financing activities:
Proceeds from term loans under bank credit facility	10,000.0	-
Repayments of term loans under bank credit facility	(5,618.0)	-
Net proceeds from sales of senior notes	5,880.0	-
Net proceeds from sale of 6¾% mandatory convertible preferred stock	2,803.1	-
Net proceeds from sale of common stock	2,815.7	-
Proceeds from other debt	100.9	55.5
Repayments of other debt	(48.3)	(201.0)
Cash dividends paid:
Common stock	(62.9)	(153.2)
Preferred stock	(15.1)	(15.1)
Minority interests	(47.0)	(18.7)
Net (payments for) proceeds from exercised stock options	(44.9)	11.1
Excess tax benefit from exercised stock options	1.1	16.1
Bank credit facilities fees and other	(185.0)	-
Net cash provided by (used in) financing activities	15,579.6	(305.3)

Net increase (decrease) in cash and cash equivalents	2,219.0	(479.5)
Cash and cash equivalents at beginning of year	907.5	763.6
Cash and cash equivalents at end of period	$3,126.5	$284.1

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

									Accumulated
	Convertible Perpetual		Mandatory Convertible						Other	Common Stock
	Preferred Stock		Preferred Stock		Common Stock				Compre-	Held in Treasury
	Number		Number		Number		Capital in		hensive	Number
	of	At Par	of	At Par	of	At Par	Excess of	Retained	Income	of	At	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Par Value	Earnings	(Loss)	Shares	Cost	Equity
	(In Millions)
Balance at December 31, 2006	1.1	$1,100.0	-	$-	309.9	$31.0	$2,668.1	$1,414.8	$(19.9)	113.0	$(2,748.9)	$2,445.1
Sale of 6¾% mandatory
convertible preferred stock	-	-	28.8	2,875.0	-	-	(71.9)	-	-	-	-	2,803.1
Common stock issued
to acquire Phelps Dodge	-	-	-	-	136.9	13.7	7,767.5	-	-	-	-	7,781.2
Sale of common stock	-	-	-	-	47.2	4.7	2,811.0	-	-	-	-	2,815.7
Exercised stock options, issued
restricted stock and other	-	-	-	-	1.2	0.1	52.6	-	-	-	-	52.7
Stock-based compensation costs	-	-	-	-	-	-	36.1	-	-	-	-	36.1
Tax benefit for stock
option exercises	-	-	-	-	-	-	3.1	-	-	-	-	3.1
Tender of shares for exercised
stock options and restricted
stock	-	-	-	-	-	-	-	-	-	1.2	(73.9)	(73.9)
Adjustment to initially
apply FIN 48	-	-	-	-	-	-	-	4.3	-	-	-	4.3
Dividends on common stock	-	-	-	-	-	-	-	(61.8)	-	-	-	(61.8)
Dividends on preferred stock	-	-	-	-	-	-	-	(16.7)	-	-	-	(16.7)
Comprehensive income (loss):
Net income	-	-	-	-	-	-	-	492.9	-	-	-	492.9
Other comprehensive income
(loss), net of taxes:
Investment adjustment	-	-	-	-	-	-	-	-	12.8	-	-	12.8
Translation adjustment	-	-	-	-	-	-	-	-	0.5	-	-	0.5
Change in unrealized
derivatives fair value	-	-	-	-	-	-	-	-	0.7	-	-	0.7
Reclass to earnings	-	-	-	-	-	-	-	-	1.3	-	-	1.3
Change in unrecognized
amounts (SFAS 158)	-	-	-	-	-	-	-	-	0.1	-	-	0.1
Amortization of
unrecognized amounts
(SFAS 158)	-	-	-	-	-	-	-	-	1.5	-	-	1.5
Other comprehensive income	-	-	-	-	-	-	-	-	16.9	-	-	16.9
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	-	509.8
Balance at March 31, 2007	1.1	$1,100.0	28.8	$2,875.0	495.2	$49.5	$13,266.5	$1,833.5	$(3.0)	114.2	$(2,822.8)	$16,298.7

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Copper & Gold Inc.’s (FCX) consolidated financial statements and notes contained in its 2006 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. With the exception of certain adjustments associated with the acquisition of Phelps Dodge Corporation (Phelps Dodge), all such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

For comparative purposes, certain amounts for the first quarter of 2006 have been reclassified to conform to current period presentation.

As further discussed in Note 2, on March 19, 2007, FCX completed its acquisition of Phelps Dodge. First-quarter 2007 financial results include Phelps Dodge’s results beginning March 20, 2007.

2.	ACQUISITION OF PHELPS DODGE
On March 19, 2007, FCX acquired Phelps Dodge. Phelps Dodge, now a wholly owned subsidiary of FCX, is a fully integrated producer of copper and molybdenum, with mines in North and South America and processing capabilities for other minerals as by-products, such as gold, silver and rhenium, and several development projects, including the Tenke Fungurume mine in the Democratic Republic of Congo (DRC). Additionally, Phelps Dodge has an international manufacturing division, Phelps Dodge International Corporation (PDIC), which manufactures engineered products principally for the global energy sector. The estimated fair value of assets acquired and liabilities assumed and the results of Phelps Dodge’s operations are included in FCX’s consolidated financial statements beginning March 20, 2007.

In the acquisition, each share of Phelps Dodge common stock was exchanged for 0.67 of a share of FCX common stock and $88.00 in cash. As a result, FCX issued 136.9 million shares and paid $18.0 billion in cash to Phelps Dodge shareholders. The acquisition has been accounted for under the purchase method as required by Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” with FCX as the accounting acquirer. Below is a summary of the $25.9 billion purchase price, which was funded through a combination of common shares issued, borrowings under a new $11.5 billion senior credit facility, proceeds from the offering of $6 billion of senior notes (refer to Note 8 for further discussion) and available cash resources (in millions, except exchange ratio):

Phelps Dodge common stock outstanding
and issuable at March 19, 2007	204.3
Exchange offer ratio of FCX common stock for each
Phelps Dodge common share	0.67
Shares of FCX common stock issued	136.9

Cash consideration of $88.00 for each Phelps Dodge common share	$17,979	[a]
Fair value of FCX common stock	7,781	[b]
Estimated change of control costs and related employee benefits	69
Estimated transaction costs	62
Total purchase price	$25,891

a.	Cash consideration includes cash paid in lieu of any fractional shares of FCX stock.

b.
Measurement of the common stock component of the purchase price based on a weighted average closing price of FCX’s common stock of $56.85 for the two days prior to through two days after the public announcement of the merger on November 19, 2006.

In accordance with SFAS No. 141, the purchase price paid is determined at the date of the public announcement of the transaction and is allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the closing date of March 19, 2007. The estimated fair values were based on internal estimates and are subject to change as FCX completes its analysis. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: quoted market prices, where available; the intent of FCX with respect to whether the assets purchased are to be held, sold or abandoned; expected future cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount rates and growth rates. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. A significant decline in copper or molybdenum prices from those used to estimate the fair values of the acquired assets could result in impairment to the carrying amounts assigned to inventories; mill and leach stockpiles; property, plant, equipment and development costs and goodwill.

Below provides a summary of the preliminary purchase price allocation as of March 31, 2007 (in billions):

			Preliminary
			Purchase
	Historical	Fair Value	Price
	Balances	Adjustments	Allocation
Cash and cash equivalents	$4.2	$-	$4.2
Metals inventories and mill and leach stockpiles[a]	0.7	1.7	2.4
Property, plant, equipment and development costs[b]	6.0	14.6	20.6
Other assets	3.3	(0.4)	2.9
Allocation to goodwill[c]	-	7.4	7.4
Total assets	14.2	23.3	37.5
Deferred income taxes (current and long-term)[d]	(0.7)	(5.6)	(6.3)
Other liabilities	(4.1)	-	(4.1)
Minority interests	(1.2)	-	(1.2)
Total	$8.2	$17.7	$25.9

a.
Inventories and stockpiles were valued using estimated discounted cash flows based on estimated selling prices less selling and completion costs and a reasonable profit allowance. Application of fair value principles to metals inventories and stockpiles resulted in a significantly higher value being applied to inventory compared with the historical cost carrying amounts recorded by Phelps Dodge. Consequently, when inventory on hand as of the date of acquisition is subsequently sold, FCX will recognize incremental noncash costs and realize a significantly smaller profit margin with respect to this inventory.

b.
Includes amounts based on estimated discounted cash flows from future production of proven and probable reserves and for values of properties other than proven and probable reserves (VBPP). Carrying amounts assigned to proven and probable reserves are depleted using the unit of production method over the estimated lives of the reserves. Carrying amounts assigned to VBPP are not charged to income until the VBPP becomes associated with proven and probable reserves or are determined to be impaired.

The concept of VBPP is described in Emerging Issue Task Force (EITF) Issue No. 04-3, “Mining Assets: Impairment and Business Combinations,” and has been interpreted differently by different mining companies. FCX’s preliminary adjustment to property, plant, equipment and development costs includes VBPP attributable to mineralized material that FCX believes could be brought into production with the establishment or modification of required permits and should market conditions and technical assessments warrant. Mineralized material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support reported tonnage and average grade of metal(s). Such a deposit may not qualify as proven and probable reserves until legal and economic feasibility are confirmed based upon a comprehensive evaluation of development costs, unit costs, grades, recoveries and other material factors. The carrying amount for property, plant, equipment and development costs includes preliminary adjustments attributable to inferred mineral resources and exploration potential. FCX is continuing to analyze VBPP and the final values may vary significantly from preliminary estimates.

c.
The final valuation of assets acquired and liabilities assumed is not complete and the net adjustments to those values will result in changes to goodwill and other carrying amounts assigned to assets and liabilities based on the preliminary analyses. None of the $7.4 billion allocation to goodwill is deductible for tax purposes.

d.	Deferred income taxes have been recognized based on the estimated fair value adjustments to net assets.

As of March 31, 2007, FCX had not identified any material pre-acquisition contingencies where the related asset, liability or impairment is probable and the amount of the asset, liability or impairment can be reasonably estimated. Prior to the end of the purchase price allocation period, if information becomes available that an asset existed, a liability had been incurred or an asset had been impaired as of the acquisition date, and the amounts can be reasonably estimated, such items will be included in the purchase price allocation.

FCX paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for a number of potential strategic and financial benefits that are expected to be realized, including, but not limited to, the following:

•	The combined company’s increased scale of operations, management depth and strengthened cash flow provide an improved platform to capitalize on growth opportunities in the global market.

•
The combined company is well-positioned to benefit from the positive copper market at a time when there is a scarcity of large-scale copper development projects combined with strong global demand for copper.

•
The combined company has long-lived, geographically diverse reserves, totaling approximately 77 billion pounds of copper, 38 million ounces of gold and 2 billion pounds of molybdenum, net of minority interests as of December 31, 2006.

•
The combined company has exploration rights with significant potential in copper regions around the world, including FCX’s prospective acreage in Papua, Indonesia, and Phelps Dodge’s opportunities at its Tenke Fungurume concessions in the DRC.

Pro Forma Financial Information. The following pro forma information assumes that FCX acquired Phelps Dodge effective January 1, 2007 for the three-month period ended March 31, 2007, and effective January 1, 2006, for the three-month period ended March 31, 2006 (in millions, except per share data):
	Historical			Pro forma
			Phelps	Purchase	Pro forma
Three months ended March 31, 2007	FCX		Dodge[a]	Adjustments	Consolidated
Revenues	$2,302.9		$2,536.7	$-	$4,839.6	[b]
Operating income	$1,179.1		$817.2	$(375.7)[c]	$1,620.6	[b]
Income before income taxes and minority
interests	$1,067.5	[c,d,e]	$861.4	$(469.0)[c,e]	$1,459.9	[b]
Net income applicable to common stock	$476.2	[c,d,e]	$508.0	$(363.0)[c]	$621.2	[b]
Diluted net income per share of common stock	$2.02		N/A	$-	$1.51
Diluted weighted average shares outstanding	244.0		N/A	N/A	453.6	[g]

Three months ended March 31, 2006
Revenues	$1,086.1	[f]	$2,224.6	$-	$3,310.7	[b]
Operating income	$531.7	[f]	$574.2	$(686.8)[c]	$419.1	[b]
Income from continuing operations before
income taxes and minority interests	$515.6	[e,f]	$603.7	$(895.4)[c,e]	$223.9	[b]
Income (loss) from continuing operations
applicable to common stock	$251.7	[e,f]	$350.7	$(669.1)[c,e]	$(66.7)[b]
Diluted income (loss) per share from continuing operations	$1.23		$1.72	$-	$(0.18)
Weighted average shares outstanding	221.5		203.4	N/A	372.2	[g]

a.
First-quarter 2007 represents the results of Phelps Dodge’s operations from January 1, 2007, through March 19, 2007. Beginning March 20, 2007, the results of Phelps Dodge’s operations are included in FCX’s consolidated financial statements.

b.
Includes charges to revenues for mark-to-market accounting adjustments on Phelps Dodge’s copper collar price protection program totaling $58.3 million ($35.6 million to net income or $0.08 per share) in the first quarter of 2007, and $392.6 million ($298.4 million to net loss or $0.80 per share) in the first quarter of 2006.

c.
Includes charges to production and delivery costs of $425.3 million ($267.9 million to net income) for first-quarter 2007 and $494.1 million ($311.3 million to net loss) for first-quarter 2006 resulting from the purchase accounting impacts of higher values for metals inventories, and also includes charges to depreciation, depletion and amortization of $185.5 million ($116.9 million to net income) for first-quarter 2007 and $196.5 million ($123.8 million to net loss) for first-quarter 2006 resulting from the purchase accounting impacts of the increase in the carrying value of Phelps Dodge’s property, plant and equipment costs.

d.	Excludes net losses on early extinguishment of debt totaling $87.8 million ($74.6 million to net income, or $0.16 per share) for financing transactions related to the acquisition of Phelps Dodge.

e.	Includes interest expense from the debt issued in connection with the acquisition of Phelps Dodge.

f.	Includes a charge to revenues on the redemption of FCX’s Gold-Denominated Preferred Stock, Series II totaling $69.0 million ($36.6 million to net loss or $0.10 per share) in the first quarter of 2006.

g.	Pro forma diluted weighted average shares outstanding for the three months ended March 31, 2007 and 2006, were estimated as follows (in millions):

	March 31,
	2007	2006
Average number of basic shares of historical FCX common stock
outstanding	197.2	187.9
Dilutive securities	25.2	-	[a]
Shares of FCX common stock issued in acquisition	137.1	137.1
Sale of FCX shares[b]	47.2	47.2
Mandatory convertible preferred stock[b]	46.9	-	[a]
Pro forma average number of FCX common shares outstanding	453.6	372.2

a. These securities were not dilutive because of the pro forma loss for the period.

b. Refer to Note 8 for additional information.

The above pro forma consolidated information has been prepared for illustrative purposes only and is not intended to be indicative of the results that would actually have occurred, or the results expected in future periods, had the events reflected herein occurred on the dates indicated.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As a result of the acquisition of Phelps Dodge, the following supplements the significant accounting policies contained in FCX’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006.

Basis of Presentation. Effective March 20, 2007, FCX began consolidating its wholly owned subsidiary, Phelps Dodge. Phelps Dodge’s financial information consolidates the results of operations and the assets and liabilities of majority-owned subsidiaries and reports the minority interest. Investments in unincorporated joint ventures, including Phelps Dodge’s Morenci copper mine, are reflected using the proportionate consolidation method. All significant intercompany transactions and balances have been eliminated.

Investments in unconsolidated companies owned 20 percent or more are recorded on an equity basis. Investments in companies owned less than 20 percent, and for which FCX does not exercise significant influence, are carried at cost.

Foreign Currencies. Except as noted below, the assets and liabilities of foreign subsidiaries are translated at current exchange rates, while revenues and expenses are translated at average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive income (loss) within stockholders’ equity. For the translation of the financial statements of certain foreign subsidiaries dealing predominantly in U.S. dollars, assets receivable and liabilities payable in cash are translated at current exchange rates, and inventories and other non-monetary assets and liabilities are translated at historical rates. Gains and losses resulting from translation of such financial statements are included in operating results, as are gains and losses incurred on foreign currency transactions.

Mill and Leach Stockpiles. Mill and leach stockpiles acquired in connection with the Phelps Dodge acquisition are stated at the lower of cost or market. FCX uses the average cost method for recording its mill and leach stockpiles.

Both mill and leach stockpiles contain low-grade ore that has been extracted from the ore body and is available for copper recovery. For mill stockpiles, recovery is through milling, concentrating, smelting and refining or, alternatively, by concentrate leaching, and for leach stockpiles through exposure to acidic solutions that dissolve contained copper and deliver it in solution to extraction processing facilities. The recorded cost of mill and leach stockpiles include mining and haulage costs incurred to deliver ore to stockpiles, including associated depreciation, depletion, amortization and overhead costs.

Because the determination of copper contained in mill and leach stockpiles by physical count is often impracticable, reasonable estimation methods are employed. The quantity of material delivered to mill and leach stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blasthole cuttings determine the estimated copper grades of material delivered to mill and leach stockpiles.

Expected copper recovery rates for mill stockpiles are determined by metallurgical testing. The recoverable copper in mill stockpiles can be extracted into copper concentrate almost immediately. Estimates of copper contained in mill stockpiles are adjusted as material is added or removed and fed to the mill. Expected copper recovery rates for leach stockpiles are determined using small-scale laboratory tests, small- to large-scale column testing (which simulates the production-scale process), historical trends and other factors, including mineralogy of the ore and rock type.

Ultimate recovery of copper contained in leach stockpiles can vary from a low percentage to more than 90 percent depending on several variables, including type of copper recovery, mineralogy and particle size of the rock. Although as much as 70 percent of the copper ultimately recoverable may be extracted during the first year, the remaining copper is recovered over several years. Processes and recovery rates are monitored continuously. Recovery rate estimates are adjusted periodically as additional information becomes available and as related technology changes.

Goodwill. Goodwill has an indefinite useful life and is not amortized, but rather is tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a related reporting unit below its carrying amount.

Goodwill totaling $7.4 billion at March 31, 2007, was recorded as a result of the Phelps Dodge acquisition. This amount, which represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, is subject to adjustment as FCX completes its analysis of these fair values, which may take up to one year after the acquisition date. In accordance with accounting rules, goodwill resulting from a business combination is assigned to the acquiring entity's reporting units that are expected to benefit from the business combination, regardless of whether other assets or liabilities of the acquired entity have been assigned to those reporting units. FCX is in the process of determining the appropriate definition of reporting units for the allocation of goodwill, which could range from either an individual mine to an aggregation of several mines. The allocation of goodwill to reporting units will be completed at the conclusion of this analysis.

Intangible Assets. Intangible assets acquired as a result of the Phelps Dodge acquisition include water rights, land easements and trademarks primarily at North American mining sites. The principal amortization method for such intangible assets is the computation of an overall unit rate applied to pounds of principal products sold from mine production. As of March 31, 2007, FCX has not completed the identification and valuation of intangible assets resulting from the acquisition of Phelps Dodge. FCX expects to record additional intangible assets, which could include such items as customer relationships and patents, as it identifies and values them, which will result in a reduction of the amount allocated to goodwill.

Environmental Expenditures. Environmental expenditures are expensed or capitalized, depending upon their future economic benefits. Liabilities for such expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. For closed facilities and closed portions of operating facilities with environmental obligations, an environmental liability is accrued when a decision to close a facility, or a portion of a facility, is made by management and the environmental liability is considered to be probable. Environmental liabilities attributed to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and FCX, or any of its subsidiaries, have been associated with the site. Other environmental remediation liabilities are considered probable based on specific facts and circumstances. FCX’s estimates of these costs are based on an evaluation of various factors, including currently available facts, existing technology, presently enacted laws and regulations, remediation experience, whether or not FCX is a potentially responsible party (PRP) and the ability of other PRPs to pay their allocated portions. With the exception of those obligations assumed in the acquisition of Phelps Dodge (see Note 11), environmental obligations are recorded on an undiscounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. Possible recoveries of some of these costs from other parties are not recognized in the consolidated financial statements until they become probable. Legal costs associated with environmental remediation, as defined in Statement of Position 96-1, “Environmental Remediation Liabilities,” are included as part of the estimated liability.

At March 31, 2007, FCX recorded approximately $356 million in the consolidated balance sheet to reflect the fair value of environmental liabilities assumed in the Phelps Dodge acquisition. At March 31, 2007, the unescalated, undiscounted environmental reserve totaled approximately $382 million, leaving approximately $26 million to be accreted over time.

4.	PENSION AND POSTRETIREMENT BENEFITS
With the acquisition of Phelps Dodge, FCX acquired trusteed, non-contributory pension plans covering substantially all of Phelps Dodge’s U.S. employees. The applicable plan design determines the manner in which benefits are calculated for any particular group of employees. With respect to certain of these plans, benefits are calculated based on final average monthly compensation and years of service. In the case of other plans, benefits are calculated based on a fixed amount for each year of service. Participants in the Phelps Dodge plans generally vest in their accrued benefits after five years of service. At the date of acquisition, Phelps Dodge had both underfunded and overfunded pension plans. The funded status of Phelps Dodge’s overfunded pension plans was approximately $129 million, which represents the fair value of plans assets of approximately $1,363 million less the projected benefit obligation of approximately $1,234 million. The funded status of Phelps Dodge’s underfunded pension plans was approximately $(70) million, which represents a projected benefit obligation of approximately $81 million less the fair value of plan assets of approximately $11 million. The majority of plan assets are invested in a diversified portfolio of stocks, bonds and cash and cash equivalents, which consist primarily of equity and fixed-income securities. As of March 19, 2007, a discount rate of 5.78 percent and a wage increase assumption of 4.25 percent were used to estimate the projected benefit obligation, and the long-term expected rate of return on plan assets was 8.5 percent. Under the merger agreement between FCX and Phelps Dodge, FCX will continue all of Phelps Dodge’s existing pension plans until at least December 31, 2008.

In addition to the pension benefits, Phelps Dodge provides postretirement medical and life insurance benefits for certain U.S. employees and, in some cases, employees of international subsidiaries. These postretirement benefits vary among plans, and many plans require contributions from retirees. The expected cost of providing such postretirement benefits is accrued during the years employees render the necessary service. At the date of acquisition, the funded status of the Phelps Dodge postretirement medical and life insurance benefits was approximately $(80) million, which represents a benefit obligation of approximately $253 million less the fair value of plan assets of approximately $173 million. The plan assets consist of two Voluntary Employees’ Beneficiary Association (VEBA) trusts, which FCX acquired through the acquisition of Phelps Dodge. One trust is dedicated to funding postretirement medical obligations and the other to funding postretirement life insurance obligations for eligible U.S. retirees. The majority of the assets of the VEBA trusts are invested in U.S. fixed-income securities. FCX’s funding policy provides that contributions to the VEBA trusts shall be at least sufficient to pay plan benefits as they come due. Additional contributions may be made from time to time. For participants not eligible to receive payments from the VEBA trusts, FCX’s funding policy provides that contributions shall be at least equal to the cash basis obligations. As of March 19, 2007, a discount rate of 5.62 percent was used to estimate the accumulated postretirement benefit obligation for the medical plans and 5.66 percent for the retiree life insurance plan. The long-term expected rate of return on plan assets for the VEBA medical and life insurance trusts was 3.7 percent and 4.5 percent, respectively.

Net periodic benefit cost for pension and postretirement benefits for Phelps Dodge have been included in the consolidated financial statements beginning March 20, 2007. The components of net periodic benefit cost for pension and postretirement benefits for all of FCX’s plans for the three-month periods ended March 31, 2007 and 2006, follow (in millions):

							Phelps
	FCX		PT Freeport Indonesia		Atlantic Copper		Dodge
	2007	2006	2007	2006	2007	2006	2007
Service cost	$0.1	$0.1	$1.2	$1.0	$-	$-	$0.8
Interest cost	0.3	0.4	1.4	1.2	1.1	1.1	2.5
Expected return on plan assets	(0.1)	0.3	(0.8)	(0.6)	-	-	(3.5)
Amortization of prior service cost	1.1	1.1	0.2	0.2	-	-	-
Amortization of net actuarial loss	-	-	0.2	0.1	0.2	0.2	-
Net periodic benefit cost	$1.4	$1.9	$2.2	$1.9	$1.3	$1.3	$(0.2)

5.	EARNINGS PER SHARE
FCX’s basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year. The following is a reconciliation of net income and weighted-average common shares outstanding for purposes of calculating diluted net income per share (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Net income before preferred dividends	$492.9	$266.8
Preferred dividends	(16.7)	(15.1)
Net income applicable to common stock	476.2	251.7
Plus income impact of assumed conversion of:
5½% Convertible Perpetual Preferred Stock	15.1	15.1
6¾% Mandatory Convertible Preferred Stock	1.6	-
7% Convertible Senior Notes	0.1	5.1
Diluted net income applicable to common stock	$493.0	$271.9

Weighted average common shares outstanding	216.8	187.9
Add:
Shares issuable upon conversion, exercise or vesting of:
5½% Convertible Perpetual Preferred Stock	23.3	21.7
6¾% Mandatory Convertible Preferred Stock	2.0	-
7% Convertible Senior Notes	0.2	10.2
Dilutive stock options	1.0	1.1
Restricted stock	0.7	0.6
Weighted average common shares outstanding for purposes of calculating
diluted net income per share	244.0	221.5

Diluted net income per share of common stock	$2.02	$1.23

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. FCX’s convertible instruments are also excluded when including the conversion of these instruments increases reported diluted net income per share. A summary of the excluded amounts follows:

	Three Months Ended March 31,
	2007	2006
Weighted average outstanding options (in thousands)	996.4	677.5
Weighted average exercise price	$63.76	$63.77

6.	INVENTORIES
A summary of inventories, which were recorded using the average cost method (except where otherwise indicated) and include the impact of purchase accounting adjustments as described in Note 2, follows (in millions):

	March 31,	December 31,
	2007	2006
Mining Operations:
Raw materials	$1.7	$-
Work-in-process	91.5	10.9
Finished goods[a]	1,300.4	3.8
Stockpiles	772.1	-
Atlantic Copper:
Concentrates - First in, first out (FIFO)	63.8	189.1
Work-in-process - FIFO	276.7	168.1
Finished goods - FIFO	5.5	12.3
PDIC:
Raw materials	122.7	-
Work-in-process	12.9	-
Finished goods	62.8	-
Total product inventories	2,710.1	384.2
Total materials and supplies, net[b]	652.9	340.0
Total inventories	$3,363.0	$724.2

a.	Finished goods inventory associated with mining operations primarily includes concentrates and cathodes.

b.	Materials and supplies inventories are net of obsolescence reserves totaling $16.7 million at March 31, 2007, and $16.4 million at December 31, 2006.

7.	TRUST ASSETS
Following is a summary of FCX’s trust assets, which were acquired in connection with the acquisition of Phelps Dodge, at March 31, 2007 (in millions):

Global reclamation and remediation	$422.4
Financial assurance	99.4	[a]
Non-qualified retirement benefits	58.9
Change of control	42.3
Other	0.2
Total trust assets	$623.2

a.	Represents legally restricted funds for the use of asset retirement obligation activities at Chino, Tyrone and Cobre.

8.	DEBT AND EQUITY TRANSACTIONS
At March 31, 2007, FCX had $12.0 billion in debt, including $10.4 billion in acquisition debt, $0.9 billion in Phelps Dodge debt and $0.7 billion of previously existing FCX debt. In connection with financing its acquisition of Phelps Dodge, FCX used $2.5 billion of cash and funded the remainder with proceeds from the following debt transactions:

•	borrowed $10.0 billion under a new $11.5 billion senior credit facility; and
•	issued $6.0 billion in senior notes.

Additionally, in accordance with its plan to reduce debt, FCX completed the following equity transactions immediately following the closing of the acquisition, using the net proceeds to reduce borrowings under the credit facility:

•	sold 47.15 million shares of common stock at $61.25 per share for net proceeds of $2.8 billion; and
•	sold 28.75 million shares of 6¾% mandatory convertible preferred stock for net proceeds of $2.8 billion.

A summary of the financing transactions associated with the Phelps Dodge acquisition and the related debt balances at March 31, 2007, follows (in billions):

			March 31,
	Borrowings	Repayments	2007
$11.5 billion senior credit facility:
$2.5 billion senior term loan due March 2012	$2.5	$(2.5)	$-
$7.5 billion senior term loan due March 2014	7.5	(3.1)	4.4
$1.5 billion revolving credit facilities	-	-	-
$6.0 billion in senior notes:
$1.0 billion of senior floating rate notes due April 2015	1.0	-	1.0
$1.5 billion of 8¼% Senior Notes due April 2015	1.5	-	1.5
$3.5 billion of 8⅜% Senior Notes due April 2017	3.5	-	3.5
	$16.0	$(5.6)	$10.4

Senior Credit Facility. At the close of the Phelps Dodge acquisition, the senior credit facility consisted of a $2.5 billion term loan due March 2012, a $7.5 billion term loan due March 2014 and $1.5 billion in revolving credit facilities due March 2012. The revolving credit facilities are composed of a $1.0 billion line of credit available to FCX and a $0.5 billion line of credit available to both FCX and PT Freeport Indonesia. The $0.5 billion line of credit represents an amendment and restatement to the FCX/PT Freeport Indonesia $465 million revolver that was scheduled to mature in 2009. Following the closing of the Phelps Dodge acquisition, FCX applied the net proceeds from the issuance and sale of its common stock and mandatory convertible preferred stock to repay in full the $2.5 billion term loan due March 2012 and to partially repay $3.1 billion of the $7.5 billion term loan due March 2014. At March 31, 2007, $4.4 billion of the term loan due March 2014 was outstanding.

Interest on the $1.5 billion revolving credit facilities currently accrues at the London Interbank Offered Rate (LIBOR) plus a margin 1.25 percent, subject to an increase or decrease in the interest rate margin based on the credit rating assigned by Standard & Poor’s and Moody’s to the senior credit facility. Interest on the term loan due March 2014 accrues at LIBOR plus 1.75 percent.

The senior credit facility contains covenants, including limitations on indebtedness, liens, asset sales, prepayments of indebtedness and transactions with affiliates. Financial leverage ratios must be met in order to incur certain indebtedness and are required to be maintained when there are amounts drawn or letters of credits outstanding under the revolving credit facilities. The senior credit facility is guaranteed by certain wholly owned subsidiaries of FCX and is secured by the pledge of equity in substantially all of these subsidiary guarantors and certain other non-guarantor subsidiaries of FCX, and intercompany indebtedness owed to

FCX. Borrowings by FCX and PT Freeport Indonesia under the $0.5 billion revolver are also secured with a pledge of 50.1 percent of the outstanding stock of PT Freeport Indonesia, over 90 percent of the assets of PT Freeport Indonesia and, with respect to borrowings by PT Freeport Indonesia, a pledge of the Contract of Work.

Senior Notes. Interest on the senior notes is payable semiannually on April 1 and October 1, beginning on October 1, 2007. Interest on the $1.0 billion of senior floating rate notes due April 2015 accrues at the six-month LIBOR plus 3.25 percent. FCX may redeem some or all of the notes at its option at make-whole redemption prices, and afterwards at stated redemption prices. FCX may make these optional make-whole redemptions prior to April 1, 2009, for the senior floating rate notes; April 1, 2011, for the 8¼% Senior Notes due April 2015; and April 1, 2012, for the 8⅜% Senior Notes due April 2017. The indenture governing the notes contains restrictions, including restrictions on incurring debt, creating liens, selling assets, entering into certain transactions with affiliates, paying cash dividends on common stock, repurchasing or redeeming common or preferred equity, prepaying subordinated debt and making investments.

Preferred Stock. On May 10, 2010, the 6¾% mandatory convertible preferred stock will automatically convert into between approximately 39 million and 47 million shares of FCX common stock at a conversion rate that will be determined based on FCX’s common stock price. The conversion rate per $100 face amount of mandatory preferred will be 1.6327 when the FCX common stock price is at or below $61.25 and 1.3605 when the FCX common stock price is at or above $73.50. For FCX common stock prices between these levels, the conversion rate will be equal to $100 divided by FCX’s common stock price. Prior to May 1, 2010, holders may convert their 6¾% mandatory convertible preferred stock at a conversion rate of 1.3605. Beginning August 1, 2007, dividends are payable quarterly on February 1, May 1, August 1 and November 1.

In the first quarter of 2007, FCX recorded net charges totaling $87.8 million ($74.6 million to net income or $0.31 per share) associated with the accelerated amortization of deferred financing costs for the credit facility.

In May 2007, FCX redeemed its 10⅛% Senior Notes ($272.4 million balance) for $286.2 million. FCX also prepaid an additional $500 million of term debt in April 2007. As a result of these transactions, FCX will record charges totaling approximately $24 million (approximately $21 million to net income) in the second quarter of 2007 related to the premiums paid and the accelerated recognition of deferred financing costs associated with these debt reductions.

9.	INCOME TAXES
FCX’s first-quarter 2007 income tax provision resulted from taxes on earnings of international operations ($505.7 million), offset by a tax benefit from losses in the U.S. ($45.5 million). The first-quarter 2007 income tax provision primarily related to the operations of PT Freeport Indonesia, FCX’s Indonesian mining unit. Also included is $33.5 million associated with Phelps Dodge’s earnings for the 12-day period ending March 31, 2007. FCX’s income tax provision ($221.7 million) for first-quarter 2006 resulted from taxes on PT Freeport Indonesia’s earnings.

FCX’s effective income tax rate was approximately 43 percent for first-quarter 2007 and 2006. The difference between the effective income tax rates for the first quarters of 2007 and 2006 and the U.S. federal statutory rate of 35 percent primarily was attributable to withholding taxes incurred in connection with earnings from Indonesian mining operations and income taxes incurred by PT Indocopper Investama.

Effective January 1, 2007, FCX adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption, FCX recognized a cumulative effect adjustment to increase beginning retained earnings of approximately $4 million. Following adoption of FIN 48, FCX no longer classifies interest and penalties accrued for unrecognized tax benefits within the calculation of the provision for income taxes. The following provides a summary of first-quarter 2007 activity associated with the reserve for unrecognized tax benefits, interest and penalties (in millions):

	Unrecognized
	Tax Benefit	Interest	Penalties
Balance, at beginning of period	$40.8	$10.6	$-
Additions:
Acquisition of Phelps Dodge	220.4	6.6	1.7
Prior year tax positions	1.2	1.0	-
Balance, March 31, 2007	$262.4	$18.2	$1.7

The reserve for unrecognized tax benefits of $262.4 million at March 31, 2007, includes $123.6 million ($116.3 million net of income tax benefits) that, if recognized, would reduce FCX’s provision for income taxes.

For first-quarter 2006, interest and penalties accrued for unrecognized tax benefits recorded in the provision for income taxes totaled $3.1 million.

FCX or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years of FCX and its significant subsidiaries that remain subject to examination are as follows:

Jurisdiction	Years Under Examination	Additional Open Years
U.S. Federal	1997-2005	2006
Indonesia	-	2002-2006
Peru	2003	1999-2002, 2004-2006
Chile	-	2003-2006
Arizona	-	2002-2006
New Mexico	-	2003-2006

FCX has not identified any uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease within the 12-month period following the date of adoption.

10.	INTEREST COST
Interest expense excludes capitalized interest of $6.8 million in the first quarter of 2007 and $1.8 million in the first quarter of 2006.

11.	ENVIRONMENTAL, RECLAMATION AND CLOSURE
FCX has the following environmental, reclamation and closure obligations following its acquisition of Phelps Dodge:

Environmental. FCX is subject to various stringent federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. FCX also is subject to potential liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment, including damages to natural resources. In addition, FCX is subject to potential liabilities under the Resource Conservation and Recovery Act (RCRA) and analogous state laws that require responsible parties to remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities.

Phelps Dodge or its subsidiaries previously have been advised by EPA, the U.S. Forest Service and several state agencies that, under CERCLA or similar state laws and regulations, they may be liable for costs of responding to environmental conditions at a number of sites that have been or are being investigated by EPA, the U.S. Forest Service or states to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. Phelps Dodge or its subsidiaries also have previously been advised by trustees for natural resources that it may be liable under CERCLA or similar state laws for damages to natural resources caused by releases of hazardous substances.

At March 31, 2007, environmental reserves totaled approximately $356 million, which reflected the fair value of the estimated obligations. The long-term portion of these reserves is included in accrued post retirement benefits and other liabilities on the consolidated balance sheets and amounted to $250.4 million at March 31, 2007. At March 31, 2007, the unescalated, undiscounted environmental reserve totaled approximately $382 million, leaving approximately $26 million to be accreted over time. These environmental obligations were estimated based on projected cash flows, which included an estimated long-term inflation rate of 2.25 percent, and then discounted using a credit-adjusted risk-free interest rate of 7.8 percent.

Pinal Creek. The Pinal Creek site located near Miami, Arizona, has the most significant environmental reserve of all sites totaling approximately $96 million. The Pinal Creek site was listed under the Arizona Department of Environmental Quality (ADEQ) Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by the members of the Pinal Creek Group (PCG), consisting of Phelps Dodge Miami, Inc., a wholly owned subsidiary of Phelps Dodge, and two other companies. In 1998, the District Court approved a Consent Decree between the PCG members and the state of Arizona resolving all matters related to an enforcement action contemplated by the state of Arizona against the PCG members with respect to the groundwater matter. The Consent Decree committed Phelps Dodge Miami, Inc. and the other PCG members to complete the remediation work outlined in the Consent Decree. That work continues at this time pursuant to the Consent Decree and consistent with state law and the National Contingency Plan prepared by EPA under CERCLA.

Phelps Dodge Miami, Inc. and the other PCG members have been pursuing contribution litigation against three other parties involved with the site. Phelps Dodge Miami, Inc. dismissed its contribution claims against one defendant when another PCG member agreed to be responsible for any share attributable to that defendant. Phelps Dodge Miami, Inc. and the other PCG members settled their contribution claims against another defendant in April 2005. While the terms of the settlement are confidential, the proceeds of the settlement will be used to address remediation at the Pinal Creek site. The trial on the issue of allocating liability has been postponed because of a discovery dispute and related orders and appeals, and has not yet been rescheduled.

While recoveries or payments may result from the contribution litigation, FCX cannot reasonably estimate the amount and, therefore, has not taken this into consideration in its reserve estimates.

Phelps Dodge Miami, Inc.’s share of the planned remediation work based on the interim agreements between the parties has a cost range on an undiscounted and unescalated basis for reasonably expected outcomes estimated to be from $90 million to $203 million. Approximately $96 million (based on discounted present value calculations) remained in FCX’s Pinal Creek remediation reserve at March 31, 2007.

Other. At March 31, 2007, the cost range for reasonably possible outcomes for all reservable environmental remediation sites on an undiscounted and unescalated basis (including Pinal Creek’s estimate of approximately $90 million to $203 million) was approximately $336 million to $624 million (of which approximately $356 million has been reserved). Significant work is expected to be completed in the next several years to remediate these sites.

FCX believes it has other potential claims for recovery from other third parties, including the U.S. government and other potentially responsible parties (PRPs). Neither claims nor offsets are recognized unless realization of such offsets is considered probable.

FCX has several sites for which no environmental reserve has been recognized because it is not probable that a successful claim will be made against FCX for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. While liabilities, if any, ultimately arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of any single future quarter or year, management does not believe such liability is likely to have a material adverse effect on FCX’s liquidity or financial position as such obligations could be satisfied over a period of years.

The following table summarizes environmental reserve activities for the period ended March 31, 2007 (in millions):

Balance, beginning of period	$-
Liabilities assumed in acquisition of Phelps Dodge	358.4
Spending against reserves	(2.3)
Balance, end of period	$356.1

Asset Retirement Obligations. In connection with its acquisition of Phelps Dodge, FCX has recorded the following asset retirement obligations (AROs) at March 31, 2007, accounted for in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (in millions):

Asset Retirement Obligations

Balance, beginning of period	$-
Liabilities assumed in acquisition of Phelps Dodge	406.2
Accretion expense	1.0
Payments	(1.3)
Balance, end of period	$405.9

At March 31, 2007, FCX estimated its share of the total cost of AROs, including anticipated future disturbances and cumulative payments, at approximately $1.3 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $900 million remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, engineering designs and technology, permit modifications or updates, mine plans or other factors and as actual reclamation spending occurs. ARO activities and expenditures generally are made over an extended period of time commencing near the end of the mine life; however, certain reclamation activities could be accelerated if they are determined to be economically beneficial.

At March 31, 2007, FCX had a trust dedicated to funding global reclamation and remediation activities totaling $422.4 million, and also had trust assets that are legally restricted, totaling $99.4 million, to fund a portion of its asset retirement obligations for Chino, Tyrone and Cobre as required for New Mexico financial assurance.

12.	CONTINGENCIES
FCX has the following additional contingencies in connection with the acquisition of Phelps Dodge:

Letters of Credit and Surety Bonds. Standby letters of credit totaled approximately $98 million at March 31, 2007, primarily for reclamation, environmental obligations and workers’ compensation insurance programs. In addition, FCX had surety bonds totaling approximately $94 million at March 31, 2007, associated with reclamation, closure and environmental obligations (approximately $66 million or 70 percent - see discussion below), self-insurance bonds primarily for workers’ compensation (approximately $23 million or 25 percent) and miscellaneous bonds (approximately $5 million or 5 percent).

Insurance. FCX purchases a variety of insurance products to mitigate insurable losses. The various insurance products typically have specified deductible amounts, or self-insured retentions, and policy limits. FCX and Phelps Dodge each purchase all-risk property insurance with varying site deductibles. FCX is in the process of integrating the Phelps Dodge operations into its global property insurance program and expects to complete this process by the end of second-quarter 2007. FCX generally is self-insured for U.S. workers’ compensation, but purchases excess insurance up to statutory limits. An actuarial study is performed twice a year by an independent, third-party actuary for various FCX casualty programs, including workers’ compensation, to estimate required insurance reserves. Insurance reserves totaled approximately $56 million at March 31, 2007.

Environmental and Reclamation Programs. With regard to the disclosed environmental, reclamation and closure obligations discussed in Note 11, following provides a summary of the significant Arizona and New Mexico environmental and reclamation programs and related contingencies.

Significant Arizona Environmental and Reclamation Programs. FCX’s Arizona properties are subject to regulatory oversight and compliance in several areas. The ADEQ has adopted regulations for its aquifer protection permit (APP) program that replaced previous Arizona groundwater quality protection permit regulations. APP regulations require permits for certain facilities, activities and structures for mining, concentrating and smelting and requires compliance with aquifer water quality standards at an applicable point of compliance well or location. The APP program also may require mitigation and discharge reduction or elimination of some discharges.

An application for an APP requires a description of a closure strategy to meet applicable groundwater protection requirements following cessation of operations and a cost estimate to implement the closure strategy. An APP may specify closure requirements, which may include post-closure monitoring and maintenance requirements. A more detailed closure plan must be submitted within 90 days after a permitted entity notifies ADEQ of its intent to cease operations. A permit applicant must demonstrate its financial capability to meet the closure costs required under the APP.

Portions of the acquired Phelps Dodge Arizona mining facilities that operated after January 1, 1986, also are subject to the Arizona Mined Land Reclamation Act (AMLRA). AMLRA requires reclamation to achieve stability and safety consistent with post-mining land use objectives specified in a reclamation plan. Reclamation plans require approval by the State Mine Inspector and must include a cost estimate to perform the reclamation measures specified in the plan. Financial assurance must be provided under AMLRA covering the estimated cost of performing the reclamation plan.

At March 31, 2007, FCX had accrued closure costs of approximately $71 million for its Arizona operations. The amount of financial assurance currently demonstrated for Arizona closure and reclamation activities is approximately $183 million.

The Tohono facility is located on Tohono O’odham Nation (the Nation) property in southern Arizona. Tohono’s leases and Mine Plans of Operations (MPOs) impose certain environmental compliance, closure and reclamation requirements, with closure and reclamation actions required upon termination of the leases, which currently expire between 2012 and 2017, unless terminated earlier in accordance with the terms of the leases. Previous studies indicate that closure and reclamation requirements are estimated at approximately $5 million. Phelps Dodge previously provided interim financial assurance in the amount of $5.1 million, of which $5.0 million is in the form of a corporate performance guarantee. Tohono has informally obtained an extension from the Nation to update the previous closure and reclamation studies and associated cost estimates by June 2008.

Significant New Mexico Environmental and Reclamation Programs. FCX’s New Mexico operations are subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. The New Mexico Environment Department (NMED) has required each of these operations to submit closure plans for NMED’s approval. The closure plans must describe measures to be taken to prevent groundwater quality standards from being exceeded following the closure of discharging facilities and to abate any groundwater or surface water contamination.

FCX’s New Mexico operations also are subject to regulation under the New Mexico Mining Act (the Mining Act), which was enacted in 1993, and the Mining Act Rules, which are administered by Mining Minerals Division (MMD). Under the Mining Act, mines are required to submit and obtain approval of closeout plans describing the reclamation to be performed following closure of the mines or portions of the mines.

Chino, Tyrone and Cobre each have NMED-issued closure permits and MMD-approved closeout plans. Chino’s closure permit was appealed to the WQCC by a third party. The appeal originally was dismissed by the WQCC on procedural grounds, but that decision was overturned by the New Mexico Court of Appeals. The WQCC has postponed the hearing on the Chino closure permit pending a report by the parties regarding settlement discussions. Tyrone appealed certain conditions in its closure permit to the WQCC, which upheld the permit conditions. Tyrone appealed the WQCC’s decision to the Court of Appeals, and on June 15, 2006, the Court of Appeals overturned two conditions that Tyrone had challenged in its closure permit. The New Mexico Supreme Court denied Petitions for Certiorari filed by other parties. The case has been remanded to the WQCC for further proceedings to address the Court of Appeals decision and a hearing before the WQCC is set for June 12, 2007. Hidalgo has applied for renewal of its discharge permit, which includes a requirement for an updated closure plan. Hidalgo expects NMED to issue a new permit, including permit conditions regarding closure and financial assurance.

The terms of the NMED closure permits and MMD-approved closeout plans for Chino, Tyrone and Cobre require the facilities to conduct supplemental studies concerning closure and closeout, including feasibility studies to evaluate additional closure and reclamation alternatives. The feasibility studies are due, along with amended closure plans, before the end of the five-year permit terms, which end in 2008 for Chino and Tyrone and in 2009 for Cobre. Chino’s feasibility study report was submitted in February 2007. The terms of the NMED closure permits also require the facilities to prepare and submit abatement plans to address groundwater that exceeds New Mexico groundwater quality standards as well as potential sources of future groundwater contamination. Changes to the existing closure plans and additional requirements arising from the abatement plans could increase or decrease the cost of closure and closeout. Cobre submitted an application to MMD and NMED for a standby permit to defer implementation of closure and reclamation requirements, which was approved on December 5, 2006. Cobre continues on care-and-maintenance status.

Internal cost estimates to perform the work (internal cost basis) generally are lower than the cost estimates used for financial assurance because of savings from the use of internal personnel and equipment as opposed to third-party contractor costs, and opportunities to prepare the site for more efficient reclamation as mining progresses, among other factors. FCX estimates its total cost, on an internal cost basis, to perform the requirements of the approved closure and closeout permits to be approximately $283 million for Chino, $338 million for Tyrone and $39 million for Cobre (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. Cost estimates, on a third-party cost basis used to determine the fair value of closure and closeout accrual for SFAS No. 143 totaled approximately $391 million for Chino, $438 million for Tyrone and $47 million for Cobre (undiscounted and unescalated). At March 31, 2007, FCX had accrued approximately $53 million for Chino, $201 million for Tyrone, $9 million for Cobre and $4 million for Hidalgo.

The terms of the permits also require Chino, Tyrone, Cobre and Hidalgo to provide and maintain financial assurance based upon the estimated cost to the state of New Mexico to implement the closure and closeout plans, including any long-term operation and maintenance obligations, in the event of a default by the operators. The third-party cost estimates for financial assurance under the existing permits are $395 million for Chino, $373 million for Tyrone and $45 million for Cobre on an undiscounted and unescalated basis over the 100-year period of the closure and closeout plans. Hidalgo is updating its cost estimate as part of its pending closure permit renewal. These cost estimates are converted to a discounted present value basis to determine the amount of financial assurance required for each facility. Financial assurance amounts as of March 31, 2007, which reflected reductions for work completed through 2006 and agreed upon by NMED and MMD, were $185 million for Chino and $29 million for Cobre. As of April 23, 2007, Tyrone’s financial assurance requirement was adjusted to $218 million.

Up to 70 percent of the financial assurance for Chino, Tyrone and Cobre is in the form of third-party guarantees provided by Phelps Dodge. The terms of the applicable regulations and the guarantees require Phelps Dodge to meet certain financial tests. Phelps Dodge provided demonstrations that it met the applicable financial tests under the terms of the applicable regulations and the guarantees as of the end of 2006. If it is determined that Phelps Dodge no longer meets the applicable financial tests following its acquisition by FCX, the Phelps Dodge guarantees would have to be replaced with financial assurance in another form.

Legal. Columbian Chemicals Company (Columbian), formerly a subsidiary of Phelps Dodge, together with several other companies, is a defendant in an action entitled Technical Industries, Inc. v. Cabot Corporation, et al., No. CIV 03-10191 WGY, filed on January 30, 2003, in the U.S. District Court in Boston, Massachusetts, and 14 other actions filed in four U.S. district courts, on behalf of a purported class of all individuals or entities who purchased carbon black directly from the defendants since January 1999. The Judicial Panel on

Multidistrict Litigation consolidated all of these actions in the U.S. District Court for the District of Massachusetts under the caption In Re Carbon Black Antitrust Litigation. The consolidated amended complaint, which alleges that the defendants fixed the prices of carbon black and engaged in other unlawful activities in violation of the U.S. antitrust laws, seeks treble damages in an unspecified amount and attorney’s fees. The court certified a class that includes all direct purchasers of carbon black in the United States from January 30, 1999, through January 18, 2005. On March 20, 2007, the court approved a $4 million settlement by one group of defendants. The motion for summary judgment filed by Columbian and the other remaining defendants is still pending. The court has scheduled a trial date of July 23, 2007, if the motion is not granted.

A separate action entitled Carlisle Companies Incorporated, et al. v. Cabot Corporation, et al., was filed against Columbian and other defendants on behalf of a group of affiliated companies that opted out of the federal class action. This action, which asserts similar claims as the class action, was filed in the Northern District of New York on July 28, 2005, but was transferred to the District of Massachusetts, where the class action is pending, and was consolidated with the class action for pretrial purposes. No separate proceedings have occurred in this action, which is not subject to the summary judgment motion in the class action.

Actions are pending in state courts in California, Florida, Kansas, South Dakota and Tennessee on behalf of purported classes of indirect purchasers of carbon black in those and six other states, alleging violations of state antitrust and deceptive trade practices laws. Motions to dismiss are pending in the Kansas and South Dakota actions. A motion for class certification has been filed in the Tennessee action. Similar actions filed in state courts in New Jersey and North Carolina, and additional actions in Florida and Tennessee, have been dismissed. Columbian also received a demand for relief on behalf of indirect purchasers in Massachusetts, but no lawsuit has been filed.

Phelps Dodge retained responsibility for the claims against Columbian pursuant to the agreement for the sale of Columbian. Columbian has committed to provide appropriate assistance to defend these matters. FCX believes the claims are without merit and intends to defend the lawsuits vigorously.

Since approximately 1990, Phelps Dodge or its subsidiaries have been named as a defendant in a large number of product liability or premises lawsuits claiming injury from exposure to asbestos found in electrical wire products produced or marketed many years ago, or from asbestos at certain Phelps Dodge properties. FCX believes its liability, if any, in these matters will not have a material adverse effect, either individually or in the aggregate, upon its business, financial condition, liquidity, results of operations or cash flow. There can be no assurance, however, that future developments will not alter this conclusion.

13.	COMMITMENTS AND GUARANTEES
Following its acquisition of Phelps Dodge, FCX has unconditional purchase obligations (take-or-pay contracts with terms in excess of one year) of $774.2 million, comprising the procurement of copper anodes, transportation, electricity, other supplies and services, sulfuric acid, port fee commitments and oxygen that are essential to its worldwide operations. A summary of the maturities of these take-or-pay obligations at March 31, 2007, follows (in millions):

	Total	1 Year	1-3 Years	4-5 Years	+5 Years
Take-or-pay obligations	$774.2	$398.2	$288.8	$64.8	$22.4

Following its acquisition of Phelps Dodge, FCX is also a guarantor in financial guarantees (including option guarantees and indirect guarantees of the indebtedness of others) and indemnities. At its Morenci mine in Arizona, FCX has a venture agreement dated February 7, 1986, with its business partner, Sumitomo Metal Mining Arizona, Inc. (Sumitomo), which includes a put/call option guarantee clause. FCX holds an 85 percent undivided interest in the Morenci complex. Under certain conditions defined in the venture agreement, Sumitomo has the right to sell its 15 percent share to FCX. Likewise, under certain conditions, FCX has the right to exercise its purchase option to acquire Sumitomo’s share of the venture. Based on calculations defined in the venture agreement, at March 31, 2007, the maximum potential payment FCX is obligated to make to Sumitomo upon exercise of the put option (or FCX’s exercise of its call option) totaled $146.7 million. As of March 31, 2007, FCX had not recorded any liability in its consolidated financial statements in connection with this guarantee as FCX does not believe, based on information available, that it is probable that any amounts will be paid under this guarantee as the fair value of Sumitomo’s 15 percent share is well in excess of the exercise price.

Prior to its acquisition by FCX, Phelps Dodge and its subsidiaries have, as part of merger, acquisition, divestiture and other transactions entered into during the ordinary course of business (including transactions involving the purchase and sale of property), from time to time, indemnified certain sellers, buyers or other parties related to the transaction from and against certain liabilities associated with conditions in existence (or claims associated with actions taken) prior to the closing date of the transaction. As part of certain transactions, Phelps Dodge indemnified the counterparty from and against certain excluded or retained liabilities existing at the time of sale that would otherwise have been transferred to the party at closing. These indemnity provisions generally now require FCX to indemnify the party against certain liabilities that may arise in the future from the pre-closing activities of Phelps Dodge for assets sold or purchased. The indemnity classifications include environmental, tax and certain operating liabilities, claims or litigation existing at closing and various excluded liabilities or obligations. Most of these indemnity obligations arise from transactions that closed many years ago, and given the nature of these indemnity obligations, it is impossible to estimate the maximum potential exposure. Except as described in the following sentence, FCX does not consider any of such obligations as having a probable likelihood of payment that is reasonably estimable, and accordingly, has not recorded any obligations associated with these indemnities. With respect to FCX’s environmental indemnity obligations, any expected costs from these guarantees are accrued when potential environmental obligations are considered by management to be probable and the costs can be reasonably estimated.

14.	DERIVATIVE FINANCIAL INSTRUMENTS
In connection with the acquisition of Phelps Dodge, we acquired certain derivative instruments entered into by Phelps Dodge. The most significant of these derivatives are zero-premium copper collars (consisting of both put and call options) and copper put options. These derivative instruments do not qualify for hedge accounting and are adjusted to fair market value based on the forward curve price and implied volatility as of the last day of the respective reporting period, with the gain or loss recorded in revenues. The fair values of derivative instruments of Phelps Dodge following its acquisition by FCX are based on valuations provided by third parties, purchased derivative pricing models or widely published market closing prices at period end. A summary of the most significant acquired derivative financial instruments as of March 31, 2007, follows (in millions, except per unit prices):

				Expired Derivative
				Positions
				Hedged
	Open Derivative Positions			Sales
	Open	Gain/		Price Per	Gain/
	Position	(Loss)[a]	Maturity	Unit	(Loss)[a]

Copper price protection (lbs.)[b]	1,215.6	$(38.1)	December 2007	$-	$-
Copper fixed-price rod sales (lbs.)	121.0	12.8	November 2008	3.07/lb.	2.2
Metal purchase (lbs.)	55.4	0.3	June 2008	-	0.1

a.	Gains/losses are recognized in the consolidated statements of income for the March 20, 2007 to March 31, 2007 period.

b.
With the acquisition of Phelps Dodge, FCX assumed copper hedging contracts whereby 486 million pounds of copper for 2007 are capped at $2.00 per pound. Mark-to-market accounting adjustments on these contracts resulted in charges of $38.1 million to revenues for the first quarter of 2007. At March 31, 2007, the liability associated with these contracts is $461.5 million (refer to discussion of copper price protection program below for additional information).

A summary of the significant hedging strategies and the derivative instruments used in FCX’s risk management programs are provided below:

Metals Hedging

Copper Price Protection Program. Following the acquisition of Phelps Dodge, FCX has Phelps Dodge’s 2007 copper price protection program, which consists of zero-premium copper collars for 486 million pounds of copper, capped at $2.00 per pound and put options for 730 million pounds with a floor price of $0.95 per pound. Hedge gains or losses from the protection program are recognized in revenue. The 2007 copper price protection program matures December 31, 2007, and will settle in the first quarter of 2008 based on the annual average London Metal Exchange (LME) price. FCX does not currently intend to enter into similar hedging programs in the future.

Copper Fixed-Price Rod Sales. Some copper wire customers request a fixed sales price instead of the New York Commodity Exchange (COMEX) average price in the month of shipment. This fixed-price sales exposure is hedged in a manner that allows FCX to receive the COMEX average price in the month of shipment while customers receive the requested fixed price. Gains or losses from these contracts are recognized in revenue.

Metal Purchase. FCX’s international manufacturing operations may enter into metal (aluminum, copper and lead) swap contracts to hedge metal purchase price exposure on fixed-price sales contracts to allow FCX to lock in the cost of the metal used in fixed-price sales of cable to customers. These swap contracts are generally settled during the month of finished product shipment and result in a net LME metal price consistent with that agreed with FCX’s customers. Gains or losses from the swap contracts are recognized in production and delivery costs.

15.	BUSINESS SEGMENTS
With the acquisition of Phelps Dodge, FCX’s business consists of three primary operating divisions - Indonesian mining, North American mining and South American mining. A discussion of the reportable segments included in these operating divisions, as well as FCX’s other reportable segments - Atlantic Copper and PDIC, follows. FCX continues to evaluate reportable segments in conjunction with its review of its management reporting structure following the acquisition of Phelps Dodge, and therefore, the following reportable segments may change in the future.

Indonesian Mining. Indonesian mining includes PT Freeport Indonesia’s copper and gold mining operations and PT Puncakjaya Power’s power-generating operations (after eliminations with PT Freeport Indonesia).

North American Mining. North American mining comprises copper operations from mining through rod production, molybdenum operations from mining through conversion to chemical and metallurgical products, marketing and sales. The North American mining operating division includes one reportable copper production segment (Morenci), and also includes as reportable segments Primary Molybdenum and Manufacturing.

The Morenci open-pit mine, located in southeastern Arizona, primarily produces electrowon copper cathodes and copper concentrates. In addition to copper, the Morenci mine produces molybdenum. FCX owns an 85 percent undivided interest in Morenci, an unincorporated joint venture, and applies the proportional consolidation method of accounting. The remaining 15 percent is owned by Sumitomo Metal Mining Arizona, Inc., a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation. Each partner takes in kind its share of Morenci’s production.

The Manufacturing segment consists of copper conversion facilities, including a smelter, refinery, rod mills and specialty copper products facility. This segment processes copper produced at the North American mines and copper purchased from others into copper anode, cathode, rod and custom copper shapes. The Miami smelter is the most significant source of sulfuric acid for the various North American leaching operations. In addition, at times it smelts and refines copper and produces copper rod and shapes for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to FCX’s facilities for processing into a product that is returned to the customer. The customer pays FCX for processing its material into the specified products.

The Primary Molybdenum segment includes FCX’s wholly owned Henderson and Climax molybdenum mines in Colorado, related conversion facilities and a technology center. This segment is an integrated producer of molybdenum, with mining, roasting and processing facilities that produce high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products, which are sold to customers around the world. In addition, at times this segment roasts and/or processes material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to FCX’s facilities for processing into a product that is returned to the customer. The customer pays FCX for processing its material into the specified products. This segment also includes a technology center whose primary activity is developing new engineered products and applications.

Other North American mining operations, although not reportable segments, include FCX’s other southwestern U.S. copper mines - Bagdad, Sierrita, Chino, Cobre, Tyrone, Miami, Bisbee and Tohono. In addition to copper, the Bagdad, Sierrita and Chino mines produce molybdenum, gold, silver and rhenium. Other North American mining operations also include the Safford project, which is currently under development and a sales company, which functions as an agent to purchase and sell copper from the North American mines and the Manufacturing segment and also purchases and sells any copper not sold by the South American mines to third parties.

Intersegment revenues of individual North American mines represent an internal allocation based on sales to unaffiliated customers and realized copper prices. Intersegment sales by the South American mines are based upon arms-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices ultimately realized because of a variety of factors, including additional processing, timing of sales to unaffiliated customers and transportation premiums.

South American Mining. South American mining includes one reportable copper production segment (Cerro Verde). The Cerro Verde open-pit copper mine, located near Arequipa, Peru, produces electrowon copper cathodes and copper concentrates. In addition to copper, the Cerro Verde mine produces molybdenum and silver. FCX owns a 53.56 percent equity interest in Cerro Verde, which it fully consolidates and reports the minority interest. The remaining 46.44 percent is held by SMM Cerro Verde Netherlands B.V., Compañía de Minas Buenaventura S.A.A. and other minority shareholders through shares publicly traded on the Lima Stock Exchange.

Cerro Verde has recently completed an approximate $900 million expansion project, which permits the mining of a primary sulfide ore body beneath the leachable ore body currently in production. Through the expansion, approximately 1.5 billion tons of sulfide ore reserves averaging 0.47 percent copper and 0.02 percent molybdenum will be processed through the new concentrator. Processing of the sulfide ore began in the fourth quarter of 2006, and the mill is on schedule to reach design capacity during the second quarter of 2007. With the completion of the expansion, copper production at Cerro Verde initially is expected to approximate 650 million pounds per year (approximately 348 million pounds per year for FCX’s share). In addition, the expansion is expected to produce an average of approximately 8 million pounds of molybdenum per year (approximately 4 million pounds per year for FCX’s share) for the next 10 years.

Other South American mining operations, although not reportable segments, include FCX’s other South American copper mines - Candelaria, Ojos del Salado and El Abra - which include open-pit and underground mining, sulfide ore concentrating, leaching, solution extraction and electrowinning. In addition to copper, the Candelaria and Ojos del Salado mines produce gold and silver. FCX owns an 80 percent partnership interest in both the Candelaria and Ojos del Salado mines, and owns a 51 percent partnership interest in the El Abra mine. FCX fully consolidates these operations and reports the minority interest. Other South American mining operations also includes other ancillary operations.

Atlantic Copper Smelting & Refining. Atlantic Copper smelting & refining includes FCX’s smelting and refining operations in Spain.

PDIC. PDIC is FCX’s international manufacturing division, which produces engineered products principally for the global energy sector. Its operations are characterized by products with internationally competitive costs and quality, and specialized engineering capabilities. Its factories, which are located in nine countries throughout Latin America, Asia and Africa, manufacture energy cables for international markets. Three of PDIC’s international manufacturing companies have continuous-cast copper rod facilities, and three have continuous-cast aluminum rod facilities.

In addition to the allocation of revenues, FCX allocates certain operating costs, expenses and capital to the individual segments that may not be reflective of market conditions. FCX does not allocate all costs and expenses applicable to a mine or operation from the division or corporate offices. Accordingly, the following segment information reflects management determinations that may not be indicative of actual financial performance of each segment as if it was an independent entity.

Business Segments.
(in millions)	Indonesia		North America						South America
						Other	Total			Other	Total		Atlantic
						North	North			South	South		Copper		Corporate,
				Manufac-	Primary	American	American		Cerro	American	American		Smelting		Other &	FCX
First-Quarter 2007	Grasberg		Morenci	turing	Molybdenum	Mining	Mining		Verde	Mining	Mining		& Refining	PDIC	Eliminations	Total
Revenues:
Unaffiliated customers	$1,331.9	[a]	-	206.6	52.2	60.4	319.2		14.4	125.1	139.5		454.0	57.0	1.3	2,302.9
Intersegment	376.6		21.6	8.8	-	(6.1)	24.3		96.8	25.4	122.2		-	0.1	(523.2)	-
Production and delivery	322.5		29.5	209.8	51.8	61.0	352.1	[b]	44.6	71.4	116.0	[b]	427.0	48.6	(314.1)	952.1
Depreciation, depletion
and amortization	59.2		5.0	0.4	3.3	5.3	14.0		8.8	19.6	28.4		10.5	0.5	3.7	116.3
Exploration and research
expenses	-		-	-	-	0.2	0.2		-	-	-		-	-	6.3	6.5
Selling, general and
administrative expenses	43.8		-	-	0.5	0.3	0.8		-	-	-		4.1	0.9	(0.7)	48.9
Operating income (loss)	$1,283.0		(12.9)	5.2	(3.4)	(12.5)	(23.6)		57.8	59.5	117.3		12.4	7.1	(217.1)	1,179.1
Interest expense, net	$4.0		-	0.2	-	(0.2)	-		0.4	(0.2)	0.2		7.2	0.3	40.2	51.9
Equity in affiliated
companies’ net earnings	$-		-	-	-	0.2	0.2		-	-	-		-	-	4.3	4.5
Provision for income taxes	$452.9		-	-	-	-	-		21.7	19.2	40.9		-	-	(33.6)	460.2
Minority interests in net
income of consolidated
subsidiaries	$-		-	-	-	-	-		25.3	21.8	47.1		-	0.7	66.6	114.4
Total assets at March 31,
2007	$4,549.3		4,775.5	779.0	1,918.1	8,635.7	16,108.3		4,010.6	4,484.9	8,495.5		1,074.8	1,119.5	10,086.6	41,434.0
Capital expenditures	$74.0		15.3	1.7	1.5	34.3	52.8		0.6	1.6	2.2		7.5	0.5	5.4	142.4
First-Quarter 2006
Revenues:
Unaffiliated customers	$568.4	[a]	-	-	-	-	-		-	-	-		516.1	-	1.6	1,086.1
Intersegment	228.4		-	-	-	-	-		-	-	-		-	-	(228.4)	-
Production and delivery	286.7		-	-	-	-	-		-	-	-		491.4	-	(300.2)	477.9
Depreciation, depletion and
amortization	33.8		-	-	-	-	-		-	-	-		7.4	-	2.1	43.3
Exploration and research
expenses	-		-	-	-	-	-		-	-	-		-	-	2.6	2.6
Selling, general and
administrative expenses	82.3		-	-	-	-	-		-	-	-		3.8	-	(55.5)	30.6
Operating income (loss)	$394.0		-	-	-	-	-		-	-	-		13.5	-	124.2	531.7
Interest expense, net	$3.3		-	-	-	-	-		-	-	-		5.4	-	14.0	22.7
Equity in affiliated
companies’ net earnings	$-		-	-	-	-	-		-	-	-		-	-	3.6	3.6
Provision for income taxes	$144.6		-	-	-	-	-		-	-	-		-	-	77.1	221.7
Minority interests in net
income of consolidated
subsidiaries	$-		-	-	-	-	-		-	-	-		-	-	27.1	27.1
Total assets at March 31,
2006	$3,724.4		-	-	-	-	-		-	-	-		963.6	-	108.2	4,796.2
Capital expenditures	$48.9		-	-	-	-	-		-	-	-		3.5	-	(0.3)	52.1

a.	Includes PT Freeport Indonesia’s sales to PT Smelting totaling $584.3 million in the 2007 quarter and $282.5 million in the 2006 quarter.
b.
Includes the purchase accounting impact of the increase in the carrying amount of Phelps Dodge’s metals inventories totaling $47.8 million for North American mining and $47.8 million for South American mining.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.:

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of March 31, 2007, the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2007 and 2006, and the related consolidated statement of stockholders’ equity for the three-month period ended March 31, 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2006, and the related consolidated statements of income, stockholder’s equity, and cash flows for the year then ended (not presented herein), and in our report dated February 26, 2007, we expressed an unqualified opinion on those consolidated financial statements and which report included an explanatory paragraph for the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” effective January 1, 2006; Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” effective January 1, 2006; and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R,” effective December 31, 2006. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

New Orleans, Louisiana
May 8, 2007

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In management’s discussion and analysis, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries, including, except as otherwise stated, Phelps Dodge Corporation (Phelps Dodge) and its subsidiaries, which we acquired March 19, 2007. You should read this discussion in conjunction with our financial statements, the related discussion and analysis of financial condition and results of operations and the discussion of our “Business and Properties” in our Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission. The results of operations reported and summarized below are not necessarily indicative of future operating results. In particular, the financial results discussed include the operations of Phelps Dodge for only 12 days, not the full first quarter of 2007 because of the accounting treatment for the acquisition. References to “Notes” are Notes included in our “Notes to Consolidated Financial Statements.” Throughout management's discussion and analysis of financial condition and results of operations, all references to earnings or losses per share are based on diluted earnings or losses per common share.

Through our majority-owned subsidiary, PT Freeport Indonesia, and our wholly owned subsidiary, Phelps Dodge, we are one of the world’s largest copper, gold and molybdenum mining companies in terms of reserves and production. Our principal asset is the Grasberg minerals district, which based on available year-end 2005 copper reserve data and year-end 2006 gold reserve data provided by third-party industry consultants, contains the largest single copper reserve and the largest single gold reserve of any mine in the world.

On March 19, 2007, we acquired Phelps Dodge, a fully integrated producer of copper and molybdenum, with mines in North and South America and processing capabilities for other by-product minerals, such as gold, silver and rhenium, and several development projects, including the Tenke Fungurume mine in the Democratic Republic of Congo (DRC). Additionally, Phelps Dodge has an international manufacturing division, Phelps Dodge International Corporation (PDIC), which manufactures engineered products principally for the global energy sector.

Through Phelps Dodge, we have five operating open-pit copper mines in North America - Morenci, Bagdad and Sierrita in Arizona and Chino/Cobre and Tyrone in New Mexico, and two primary molybdenum mines - Henderson and Climax (not currently operating) in Colorado. In addition, a new copper mine is under construction at Safford, Arizona. All of these mining operations are wholly owned, except for Morenci. FCX records its 85 percent interest in Morenci, an unincorporated joint venture, using the proportionate consolidation method. The North American mining operations are operated in an integrated fashion and have long-lived reserves with additional development potential.

Additionally, through Phelps Dodge, we have four copper mines in South America - Candelaria, Ojos del Salado and El Abra in Chile and Cerro Verde in Peru. We own an 80 percent partnership interest in both Candelaria and Ojos del Salado, a 51 percent partnership interest in El Abra and a 53.56 percent equity interest in Cerro Verde. FCX fully consolidates the results of these operations and reports the minority interest.

ACQUISITION OF PHELPS DODGE

Phelps Dodge became a wholly owned subsidiary of FCX on March 19, 2007. In the acquisition, each share of Phelps Dodge common stock was exchanged for 0.67 of a share of FCX common stock and $88.00 in cash. As a result, FCX issued 136.9 million shares and paid approximately $18.0 billion in cash to Phelps Dodge shareholders. The estimated fair value of assets acquired and liabilities assumed and the results of Phelps Dodge’s operations are included in FCX’s consolidated financial statements beginning March 20, 2007.

FCX paid a premium (i.e., goodwill) over the estimated fair value of the net tangible and identified intangible assets acquired for a number of potential strategic and financial benefits that are expected to be realized. Refer to Note 2 for a discussion of these potential benefits.

Accounting for the Acquisition of Phelps Dodge. The acquisition of Phelps Dodge is being accounted for under the purchase method as required by Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” with FCX as the accounting acquirer. Refer to Note 2 for a summary of the $25.9 billion purchase price, which was funded through a combination of common shares issued, borrowings under a new $11.5 billion senior credit facility, proceeds from the offering of $6 billion senior notes and available cash resources.

In accordance with the purchase method of accounting, the purchase price paid for our acquisition of Phelps Dodge was determined at the date of the public announcement of the transaction and has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the closing date of March 19, 2007. The estimated fair values were based on internal estimates and are subject to change as we complete our analyses. In valuing acquired assets and liabilities, fair values were based on, but were not limited to: quoted market prices, where available; our intent with respect to whether the assets purchased are to be held, sold or abandoned; expected future cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount rates and growth rates. A significant decline in copper or molybdenum prices from those used to estimate the fair values of the acquired assets could result in an impairment to the carrying amounts assigned to inventories, mill and leach stockpiles, property, plant and equipment, and goodwill.

The following table summarizes the estimated impacts of fair value adjustments on 2007 production and delivery costs and depreciation, depletion and amortization expense. These amounts do not affect cash flows and are based on the preliminary purchase price allocations and projected sales volumes (refer to Note 2 for a summary of the March 31, 2007, preliminary purchase price allocation). Changes to fair value estimates of inventories (including mill and leach stockpiles) and/or property, plant and equipment, as well as, changes in the timing of quarterly sales volumes, could result in actual amounts differing significantly from those shown below. Additionally, inventories (including mill and leach stockpiles) are subject to lower of cost or market assessments, and significant declines in metals prices could result in future impairment charges.

	2007
	First	Second	Second
	Quarter	Quarter	Half	Total
(In Millions)	Actual	Estimate	Estimate	Estimate
Depreciation, depletion and amortization	$28	$200	$450	$678
Production costs	96	340	250	686
Total	$124	$540	$700	$1,364

Estimated reduction in net income	$79	$340	$440	$859

COPPER, GOLD AND MOLYBDENUM MARKETS

As shown in the graphs below, world metal prices for copper have fluctuated during the period from 1992 through April 2007 with the London Metal Exchange (LME) spot copper price varying from a low of approximately $0.60 per pound in 2001 to a high of approximately $4.00 per pound in May 2006. World gold prices have fluctuated during the period from 1998 through April 2007 from a low of approximately $250 per ounce in 1999 to a high of approximately $725 per ounce in May 2006. During the past 15 years, Metals Week Dealer Oxide prices for molybdenum have ranged from a low of $1.82 per pound in 1992 to a high of $40.00 per pound in June 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risks Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q.

* Excludes Shanghai stocks, producer, consumer and merchant stocks.

The graph above presents LME spot copper prices and reported stocks of copper at the LME and New York Commodity Exchange (COMEX) through April 30, 2007. From 2003 through 2005, global demand exceeded supply, evidenced by the decline in exchange warehouse inventories. LME and COMEX inventories have risen from the 2005 lows but combined stocks of approximately 211,000 metric tons at March 31, 2007, remain at historically low levels, representing less than one week of global consumption. Disruptions associated with strikes, unrest and other operational issues resulted in low levels of inventory throughout 2006. However, in December 2006 and early 2007, prices declined on concerns about reduced demand, especially in the United States (U.S.), and rising inventories. LME copper prices averaged $2.69 per pound in the first quarter of 2007, with prices ranging from $2.37 per pound to approximately $3.15 per pound. Copper prices have risen recently and the LME spot price closed at $3.55 per pound on April 30, 2007. Future copper prices are expected to continue to be influenced by demand from China, economic performance in the U.S. and other industrialized countries, the timing of the development of new supplies of copper, production levels of mines and copper smelters and the level of direct participation by investors. We consider the current underlying supply and demand conditions in the global copper markets to be positive for our company.

After reaching new 25-year highs above $700 per ounce in May 2006, gold prices declined in the second half of 2006. Gold prices averaged approximately $650 per ounce in the first quarter of 2007, with prices ranging from approximately $608 per ounce to approximately $686 per ounce. Gold prices continued to be supported by increased investment demand for gold, ongoing geopolitical tensions, a weak U.S. dollar, inflationary pressures, falling production from older mines, limited development of new mines and actions by gold producers to reduce hedge positions. The London gold price closed at approximately $677 per ounce on April 30, 2007.

Molybdenum markets have been strong in recent years as demand has exceeded available supplies. In 2006, the molybdenum market was generally balanced with prices ranging from $20.50 per pound to $28.40 per pound and averaging $24.75 per pound. Demand for molybdenum continued to be strong in the first quarter of 2007. With strong demand and a constrained supply environment, prices averaged $25.99 per pound in the first quarter of 2007, ranging from $24.50 per pound to $28.13 per pound. The Metals Week Dealer Oxide price was $28.33 per pound on April 30, 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States (U.S.). The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. As a result of the acquisition of Phelps Dodge, the following provides additional and/or revised critical accounting policies and estimates to those presented in our 2006 Annual Report on Form 10-K for the year ended December 31, 2006.

Recoverable Copper. We record as inventory applicable costs for copper contained in mill and leach stockpiles that are expected to be processed in the future based on proven processing technologies. The mill and leach stockpiles are evaluated periodically to ensure that they are stated at the lower of cost or market. Because the determination of copper contained in mill and leach stockpiles by physical count is impractical, we employ reasonable estimation methods.

The quantity of material delivered to mill stockpiles and in leach stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blasthole cuttings determine the estimated copper grade contained in the material delivered to the mill and leach stockpiles. Expected copper recovery rates for mill stockpiles are determined by metallurgical testing. The recoverable copper in mill stockpiles can be extracted into copper concentrate almost immediately upon processing.

Estimates of copper contained in mill stockpiles are adjusted as material is added or removed and fed to the mill.

Expected copper recovery rates for leach stockpiles are determined using small-scale laboratory tests, small- to large-scale column testing (which simulates the production-scale process), historical trends and other factors, including mineralogy of the ore and rock type. Estimated amounts of copper contained in the leach stockpiles are reduced as stockpiles are leached, the leach solution is fed to the electrowinning process, and copper cathodes are produced. Ultimate recovery of copper contained in leach stockpiles can vary significantly depending on several variables, including type of processing, mineralogy and particle size of the rock. Although as much as 70 percent of the copper ultimately recoverable may be extracted during the first year of processing, recovery of the remaining copper may take many years.
Asset Impairments. We evaluate long-term assets to be held and used for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Goodwill, investments and our identifiable intangible assets are evaluated at least annually for impairment. Evaluations are based on business plans developed using a time horizon reflective of the historical, moving average for the full price cycle. We use an estimate of future pre-tax, undiscounted net cash flows of the related asset or asset grouping over the remaining life to measure whether the assets are recoverable and measure any impairment by reference to fair value. Fair value is based on observable market prices; in the absence of observable market prices, fair value is generally estimated using estimated after-tax, discounted net cash flows. Should estimates of future copper, gold and molybdenum prices decrease, impairments may result.

Deferred Taxes. In preparing our consolidated financial statements, we recognize income taxes in each of the jurisdictions in which we operate. For each jurisdiction, we estimate the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates and laws is recognized in income in the period in which such changes are enacted.

A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each jurisdiction. If we determine that we will not realize all or a portion of our deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.

Environmental Obligations. Our mining, exploration, production and historical operating activities are subject to stringent laws and regulations governing the protection of the environment and compliance with those laws requires significant expenditures. Environmental expenditures for closed facilities and closed portions of operating facilities are expensed or capitalized depending upon their future economic benefits. The general guidance provided by U.S. generally accepted accounting principles requires that liabilities for contingencies be recorded when it is probable that a liability has been incurred and that the amount can be reasonably estimated. Refer to Note 3 for further discussion of our accounting policy for environmental expenditures.

Significant management judgment and estimates are required to comply with this guidance. Accordingly, management reviews changes in facts and circumstances associated with the environmental obligations. Judgments and estimates are based upon available facts, existing technology, and current laws and regulations, and take into consideration reasonably possible outcomes. The estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, required remediation methods, and actions by or against governmental agencies or private parties.

At March 31, 2007, the fair value of environmental reserves from Phelps Dodge totaled approximately $356 million for environmental liabilities attributed to Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs and for estimated future costs associated with environmental matters at closed facilities and closed portions of certain facilities. The cost range for reasonably possible outcomes for all remediation sites where a liability was recognized, on an undiscounted and unescalated basis, was approximately $336 million to $624 million.

We have a number of sites for which an environmental reserve has not been recorded because it is not probable that a successful claim will be made against us for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. The liabilities arising from these potential environmental obligations for which an environmental reserve has not been recorded at this time may be material to the operating results of any quarter or year in the future. However, we believe any liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial position as such obligations could be satisfied over a number of years.

Purchase Accounting. We accounted for the acquisition of Phelps Dodge under the purchase method as required by SFAS No. 141, with FCX as the accounting acquirer. In accordance with the purchase method of accounting, the price paid by us for Phelps Dodge was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired represents goodwill that will be allocated to reporting units and subject to annual impairment testing.

At March 31, 2007, we completed a preliminary purchase price allocation. The estimated fair values of assets acquired and liabilities assumed were based on internal estimates and are subject to change as we complete more detailed analyses. Refer to Note 2 for a summary of the March 31, 2007, preliminary purchase price allocation. At March 31, 2007, the difference between the purchase price and the preliminary fair value of net identifiable assets and liabilities acquired was recorded as goodwill. Upon finalization of the purchase price allocation, any resulting goodwill will be allocated to the reporting units, which could range from individual mines to groups of mines in each regional business unit.

CONSOLIDATED RESULTS

Below is a summary of comparative results for the first quarter of 2007 (which includes the results of Phelps Dodge beginning March 20, 2007), and the first quarter of 2006:

	First Quarter
	2007		2006
Revenues (in millions)	$2,302.9	[a,b]	$1,086.1	[c]
Operating income (in millions)	$1,179.1	[b,d]	$531.7	[c]
Net income applicable to common stock (in millions)[e]	$476.2	[b,d,f]	$251.7	[c]
Diluted net income per share of common stock[g]	$2.02	[b,d,f]	$1.23	[c]

Sales from Mines
Copper
Consolidated share (millions of recoverable pounds)	520.3	[a]	225.2
Average realized price per pound	$3.00	[b]	$2.43
Gold
Consolidated share (thousands of recoverable pounds)	955.9	[a]	472.5
Average realized price per ounce	$654.63		$405.54	[c]
Molybdenum
Consolidated share (millions of recoverable pounds)	1.7	[a]	N/A
Average realized price per pound	$23.26		N/A

a.
Phelps Dodge consolidated revenues for the 12-day period ending March 31, 2007, totaled $515.7 million from consolidated sales totaling 103.2 million pounds of copper, 9.4 thousand ounces of gold and 1.7 million pounds of molybdenum.

b.
Includes charges to revenues for noncash mark-to-market accounting adjustments on Phelps Dodge’s 2007 copper price protection programs totaling $38.1 million ($23.2 million to net income or $0.10 per share) or $0.07 per pound, representing the increase in the mark-to-market liability from March 20, 2007, to March 31, 2007.

c.
Includes a loss on redemption of our Gold-Denominated Preferred Stock, Series II totaling $69.0 million ($36.6 million to net income or $0.17 per share) and a reduction in average realized prices of $150.46 per ounce for the revenue adjustment relating to the redemption.

d.
Includes the purchase accounting impact of the increase in the carrying amount of Phelps Dodge’s property, plant and equipment costs and metals inventories totaling $124.2 million ($79.0 million to net income or $0.32 per share).

e.	After preferred dividends.

f.	Includes net losses on early extinguishment of debt totaling $87.8 million ($74.6 million to net income or $0.31 per share) for financing transactions related to the acquisition of Phelps Dodge.

g.
On March 19, 2007, we issued 136.9 million common shares to acquire Phelps Dodge. On March 28, 2007, we sold 47.15 million common shares. Common shares outstanding on March 31, 2007, totaled 380.9 million. Assuming conversion of all our convertible instruments, total potential common shares outstanding would be 451.3 million at March 31, 2007.

Below is a summary of the key components contributing to first-quarter 2007 results (in millions):

		Operating
	Revenues	Income	Net Income
FCX, excluding Phelps Dodge	$1,787.2	$1,085.7	$451.8
Phelps Dodge 12-day results	515.7	217.6	103.4
Purchase accounting	-	(124.2)[a]	(79.0)
Consolidated	$2,302.9	$1,179.1	$476.2

a.     Includes charges of $96.4 million to production and delivery costs related to the purchase accounting impacts of the increase in metals inventories carrying value and $27.8 million to depreciation, depletion and amortization related to the purchase accounting impacts of the increases in carrying value of property, plant and equipment costs.

Outlook
Our consolidated sales volumes for 2007, including Phelps Dodge sales volumes beginning March 20, 2007, are currently projected to approximate 3.4 billion pounds of copper, 1.9 million ounces of gold and 53 million pounds of molybdenum. Pro forma sales volumes for 2007, including sales prior to the acquisition of Phelps Dodge, are estimated to approximate 3.9 billion pounds of copper, 1.9 million ounces of gold and 70 million pounds of molybdenum. Projected sales volumes for the second quarter of 2007 total 970 million pounds of copper, 600 thousand ounces of gold and 17 million pounds of molybdenum. The achievement of these sales estimates will be dependent, among other factors, on the achievement of targeted mining rates and expansion plans, the successful operation of production facilities, the impact of weather conditions and other factors.

Refer to Note 2 for pro forma financial information, which assumes that FCX acquired Phelps Dodge effective January 1, 2007, for the three-month period ended March 31, 2007, and January 1, 2006, for the three-month period ended March 31, 2006.

Revenues
Consolidated revenues include PT Freeport Indonesia’s sale of copper concentrates, which also contain significant quantities of gold and silver, the sale by Atlantic Copper of copper anodes, copper cathodes, and gold in anodes and slimes, and, beginning March 20, 2007, the sales of copper, gold, molybdenum and other metals and metal-related products by Phelps Dodge. Excluding the addition of revenues in the first quarter of 2007 associated with Phelps Dodge’s operations ($515.7 million), revenues for the first quarter of 2007 were 65 percent higher than for the first quarter of 2006, reflecting substantially higher copper and gold prices than the 2006 quarter and higher sales volumes. As anticipated, PT Freeport Indonesia mined higher grade ore and reported higher production and sales in the first quarter of 2007, compared with the first quarter of 2006.

At March 31, 2007, our consolidated copper sales included 556.5 million pounds of copper priced at an average of $3.12 per pound and subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the March 31, 2007, pricing would impact our 2007 net income by approximately $16 million.

Adjustments to concentrate sales recognized in prior quarters decreased first-quarter 2007 revenues by $8.5 million ($4.5 million to net income or $0.02 per share), compared with an increase of $110.2 million ($58.4 million to net income or $0.26 per share) in the first quarter of 2006.

Consolidated revenues and net income vary significantly with fluctuations in the market prices of copper, gold and molybdenum, sales volumes and other factors. Based on projected consolidated copper sales, excluding purchased copper, for the remainder of 2007 (approximately 2.9 billion pounds) and provisionally priced sales at March 31, 2007, and assuming an average price of $3 per pound of copper, each $0.20 per pound change in the average price realized in the balance of the year would have an approximate $650 million impact on our revenues and an approximate $300 million impact on our 2007 net income. Based on projected consolidated gold sales for the remainder of 2007 (0.9 million ounces), a $50 per ounce change in the average price realized would have an approximate $50 million impact on our revenues and an approximate $25 million impact on our 2007 net income. Based on projected consolidated molybdenum sales for the remainder of 2007 (51 million pounds), a $2 per pound change in the average price realized would have an approximate $80 million impact on our revenues and an approximate $50 million impact on our 2007 net income.

On limited past occasions, in response to market conditions, we have entered into copper and gold price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. We currently have a very small quantity of gold production subject to price protection contracts acquired in the Phelps Dodge transaction. In connection with the acquisition of Phelps Dodge, FCX also now has Phelps Dodge’s 2007 copper price protection programs, which resulted in first-quarter 2007 mark-to-market accounting adjustments to revenues totaling $38.1 million ($23.2 million to net income or $0.10 per share). Refer to Note 14 and “Contractual Obligations - Hedging Activities” for further discussion of the 2007 copper price protection programs. FCX does not currently intend to enter into similar hedging programs in the future. In February 2006, we redeemed our Gold-Denominated Preferred Stock, Series II, which resulted in a $69.0 million ($36.6 million to net income or $0.17 per share) charge to revenues.

Production and Delivery Costs
Consolidated production and delivery costs were higher in the first quarter of 2007 at $952.1 million compared with $477.9 million for the first quarter of 2006. Excluding the addition of production and delivery costs in the first quarter of 2007 associated with the Phelps Dodge operations ($369.3 million, including $96.4 million related to purchase accounting impacts), the increase of $104.9 million was primarily because of a $56.5 million increase related to the change in the amount of intercompany profits eliminated on sales from PT Freeport Indonesia to its 25-percent owned affiliate, PT Smelting. Production and delivery costs for Phelps Dodge operations included $96.4 million of production costs related to the purchase accounting impact of the increase in inventory carrying values.

Energy Costs. Energy, including electricity, diesel fuel, coal and natural gas, represents a significant portion of our production and delivery costs. To moderate the impact of increasing energy costs, we have in place (primarily involving North America operations) a combination of multi-year energy contracts, as well as self-generation and diesel fuel and natural gas hedging contracts. We will continue to review our energy costs and consider appropriate hedging strategies. We may continue to experience high energy costs if prices remain at the levels experienced in 2006.

As a result of the acquisition of Phelps Dodge, we own a one-third interest in the Luna Energy Facility (Luna) located near Deming, New Mexico, which became operational in April 2006. Public Service Company of New Mexico (PNM), a subsidiary of PNM Resources, and Tucson Electric Power, a subsidiary of Unisource Energy Corporation, partnered in the purchase of Luna, each owning a one-third interest and each responsible for one-third of the costs and expenses. PNM is the operating partner of the plant. Approximately 190 megawatts, or one-third of the plant’s electricity, is available to satisfy a significant portion of the electricity demands of our New Mexico and Arizona operations. Electricity in excess of our demand is sold on the wholesale market. Our interest in this efficient, low-cost plant is expected to continue to stabilize our southwest North American mining operations’ energy costs and increase the reliability of our energy supply.

Cost Structure. We continue to experience increases in our worldwide copper production costs. One factor affecting the increase in average copper production costs is Phelps Dodge’s previous restart of certain higher-cost properties in response to strong demand for copper. Costs are also affected by the prices of commodities and equipment consumed or used in our operations. In addition, our cost structure in certain of our North American operations is higher than that of some mines located outside the U.S. This is because of lower ore grades, higher labor costs (including pension and health-care costs) and, in some cases, stricter regulatory requirements.

Depreciation, Depletion and Amortization
Consolidated depreciation, depletion and amortization expense increased to $116.3 million in the first quarter of 2007 compared with $43.3 million in the first quarter of 2006. Excluding the addition of depreciation, depletion and amortization in the first quarter of 2007 associated with the Phelps Dodge operations ($43.3 million, including $27.8 million related to purchase accounting impacts), the remaining $29.7 million increase was primarily because of higher copper sales volumes at PT Freeport Indonesia during the first quarter of 2007 which resulted in higher depreciation, depletion and amortization expense determined using the unit-of-production method.

Selling, General and Administrative Expense
Consolidated selling, general and administrative expense increased to $48.9 million in the first quarter of 2007, compared with $30.6 million in the first quarter of 2006. Excluding the addition of selling, general and administrative expense in the first quarter of 2007 associated with the Phelps Dodge operations ($6.3 million), the remaining increase of $12.0 million was primarily because of sharing arrangements pursuant to our joint venture agreement in Indonesia. Our parent company charges PT Freeport Indonesia for the in-the-money value of exercised employee stock options. These charges are eliminated in consolidation; however, PT Freeport Indonesia shares a portion of these charges with Rio Tinto plc (our joint venture partner in Indonesia) and Rio Tinto’s reimbursements reduce our consolidated selling, general and administrative expenses. Selling, general and administrative expenses are net of Rio Tinto’s share of joint venture reimbursements for employee stock option exercises, which decreased selling, general and administrative expenses by $0.6 million in the first quarter of 2007 and $4.5 million in the first quarter of 2006. In accordance with our joint venture agreement, Rio Tinto’s percentage share of PT Freeport Indonesia’s general and administrative expenses varies with metal sales volumes and prices and totaled approximately 4 percent in the first quarter of 2007, compared with 8 percent in the first quarter of 2006.

Interest Expense, Net
Total consolidated interest cost (before capitalization) increased to $58.7 million in the first quarter of 2007 from $24.4 million in the first quarter of 2006. Interest costs increased primarily because of the debt we incurred to acquire Phelps Dodge (refer to Note 8 and “Capital Resources and Liquidity - Financing Activities” for further discussion). We expect our interest cost for 2007 to be significantly higher compared with 2006 because of this new debt.

Capitalized interest totaled $6.8 million in the first quarter of 2007, compared to $1.8 million in the first quarter of 2006.

Losses on Early Extinguishment and Conversion of Debt, Net
We recorded net charges totaling $87.8 million ($74.6 million to net income or $0.31 per share) in the first quarter of 2007 related to acceleration of amortization of deferred financing costs for the credit facility, net of a $34.6 million refund of fees for early repayment (refer to Note 8 and “Capital Resources and Liquidity - Financing Activities” for further discussion).

Other Income, Net
Other income, net increased to $23.6 million in the first quarter of 2007, compared with $5.0 million in the first quarter of 2006. The increase primarily relates to higher interest income which totaled $18.0 million in the first quarter of 2007, including interest income on cash acquired from Phelps Dodge of $10.8 million for the 12-day period ended March 31, 2007, compared to $7.0 million in the first quarter of 2006. Higher cash balances caused the increase in interest income.

Provision for Income Taxes
Our first-quarter 2007 income tax provision resulted from taxes on earnings at international operations ($505.7 million), partly offset by a tax benefit from losses in the U.S. ($45.5 million). The first-quarter 2007 income tax provision primarily related to the operations of PT Freeport Indonesia. Also included was $33.5 million associated with Phelps Dodge’s earnings for the 12-day period ending March 31, 2007. Our income tax provision ($221.7 million) for first-quarter 2006 resulted from taxes on PT Freeport Indonesia’s earnings.

Our effective income tax rate was approximately 43 percent for first-quarter 2007 and 2006. The difference between the effective income tax rates for the first quarters of 2007 and 2006 and the U.S. federal statutory rate of 35 percent primarily was attributable to withholding taxes incurred in connection with earnings from Indonesian mining operations and income taxes incurred by PT Indocopper Investama. Refer to Note 9 for further discussion of first-quarter 2007 income taxes.

Summaries of the approximate significant components of the calculation of our consolidated provision for income taxes are shown below (in millions, except percentages):

		Effective
	Income	Tax Rate	Tax
North America
Income before taxes and minority interests	$(76.2)	32%	$(24.4)
Purchase accounting adjustments	(54.1)	39%	(21.1)
Subtotal	(130.3)		(45.5)
South America
Income before taxes and minority interest	187.1	34%	64.5
Purchase accounting adjustments	(70.0)	34%	(24.0)
Subtotal	117.1		40.5
Indonesia
Income before taxes and minority interests	1,086.1	43%	462.3
Other
Income before taxes and minority interests	(5.4)		2.9

Consolidated totals	$1,067.5	43%	$460.2

Minority Interests in Net Income of Consolidated Subsidiaries
Minority interests in net income of consolidated subsidiaries increased to $114.4 million in the first quarter of 2007, compared with $27.1 million in the first quarter of 2006. Excluding the amounts in the first quarter of 2007 associated with the Phelps Dodge operations ($48.1 million), the increase of $39.2 million was primarily because of higher earnings at PT Freeport Indonesia. First-quarter 2007 minority interest associated with Phelps Dodge’s operations primarily relates to South American mining operations.

RESULTS OF OPERATIONS

Following with the acquisition of Phelps Dodge, our business consists of three primary operating divisions - Indonesian mining, North American mining and South American mining. Refer to “Mining Operations” for further discussion of the operations associated with these divisions.

A summary of revenues from unaffiliated customers and intersegment revenues for the first quarter of 2007 (which includes the results of Phelps Dodge beginning March 20, 2007) and for the first quarter of 2006 follows (in millions):

	2007			2006
	Unaffiliated			Unaffiliated
	Customers	Intersegment	Total	Customers	Intersegment	Total
Indonesian mining	$1,331.9	$376.6	$1,708.5	$568.4	$228.4	$796.8
North American mining[a]	319.2	24.3	343.5	-	-	-
South American mining[b]	139.5	122.2	261.7	-	-	-
Atlantic Copper smelting &
refining	454.0	-	454.0	516.1	-	516.1
PDIC	57.0	0.1	57.1	-	-	-
Corporate, other & eliminations	1.3	(523.2)	(521.9)	1.6	(228.4)	(226.8)
Consolidated revenues	$2,302.9	$-	$2,302.9	$1,086.1	$-	$1,086.1

a.	Includes our operating mines at Morenci, Bagdad, Sierrita, Chino and Tyrone. Also includes our Manufacturing and Primary Molybdenum operations (see Note 15).
b.	Includes our mines at Candelaria, Ojos del Salado, El Abra and Cerro Verde (see Note 15).

Intersegment revenues of individual North American mines represent an internal allocation based on sales to unaffiliated customers and realized copper prices. Intersegment sales by the South American mines are based upon arms-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices ultimately realized due to a variety of factors, including additional processing, timing of sales to unaffiliated customers and transportation premiums. In addition to the allocation of revenues, we allocate certain operating costs, expenses and capital to the individual divisions and segments that may not be reflective of market conditions. We do not allocate all costs and expenses applicable to a mine or operation from the division or corporate offices. Accordingly, the division segment information reflects management determinations that may not be indicative of actual financial performance of each division or segment as if it was an independent entity.

A summary of operating income (loss) data for the first quarter of 2007 (which includes the results of Phelps Dodge beginning March 20, 2007) and for the first quarter of 2006 follows (in millions):

	First Quarter
	2007	2006
Indonesian mining	$1,283.0	$394.0
North American mining	(23.6)[a]	-
South American mining	117.3 [a]	-
Atlantic Copper smelting & refining	12.4	13.5
PDIC	7.1	-
Corporate, other & eliminations	(217.1)	124.2
Consolidated operating income	$1,179.1	$531.7

a.      Includes the purchase accounting impact of the increase in the carrying amount of Phelps Dodge’s property, plant and equipment costs and metals inventories totaling $54.2 million for North American mining and $69.2 million for South America mining.

MINING OPERATIONS

Indonesian Mining Operations
PT Freeport Indonesia operates under an agreement, called a Contract of Work, with the Government of Indonesia. The Contract of Work allows us to conduct exploration, mining and production activities in a 24,700-acre area called Block A located in Papua, Indonesia. Under the Contract of Work, PT Freeport Indonesia also conducts exploration activities (which had been suspended, but have resumed in 2007) in an approximate 500,000-acre area called Block B in Papua. All of PT Freeport Indonesia’s proven and probable mineral reserves and current mining operations are located in Block A.

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

In 1996, we established joint ventures with Rio Tinto plc (Rio Tinto), an international mining company with headquarters in London, England. One joint venture covers PT Freeport Indonesia’s mining operations in Block A and gives Rio Tinto, through 2021, a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver in Block A, and, after 2021, a 40 percent interest in all production from Block A. Operating, nonexpansion capital and administrative costs are shared proportionately between PT Freeport Indonesia and Rio Tinto based on the ratio of (a) the incremental revenues from production from our expansion completed in 1998 to (b) total revenues from Block A, including production from PT Freeport Indonesia’s previously existing reserves. PT Freeport Indonesia receives 100 percent of the cash flow from specified annual amounts of copper, gold and silver through 2021, calculated by reference to its proven and probable reserves as of December 31, 1994, and 60 percent of all remaining cash flow. PT Freeport Indonesia records its joint venture interest using the proportionate consolidation method.

	First Quarter
	2007	2006
Consolidated, net of Rio Tinto’s interest
Copper (millions of recoverable pounds)
Production	467.6	221.3
Sales	417.1	225.2
Average realized price per pound	$3.09	$2.43
Gold (thousands of recoverable ounces)
Production	1,074.7	461.8
Sales	946.5	472.5
Average realized price per ounce	$654.79	$405.54	[a]

a.	Amount was $556.00 per ounce before a loss resulting from redemption of FCX’s Gold-Denominated Preferred Stock, Series II.

	First Quarter
100% Operating Data, including Rio Tinto’s interest	2007	2006
Ore milled (metric tons per day)	228,500	216,800
Average ore grade
Copper (percent)	1.21	0.72
Gold (grams per metric ton)	2.01	0.92
Recovery rates (percent)
Copper	91.0	82.5
Gold	87.8	80.6

Copper (millions of recoverable pounds)
Production	479.9	246.6
Sales	428.2	251.3
Gold (thousands of recoverable ounces)
Production	1,146.9	470.7
Sales	1,010.1	486.3

PT Freeport Indonesia reported higher first-quarter 2007 sales volumes compared with the first quarter of 2006, primarily because of higher ore grades. PT Freeport Indonesia's share of first-quarter 2007 sales totaled 417.1 million pounds of copper and 946.5 thousand ounces of gold, exceeding previous estimates reported in January 2007 of 400 million pounds of copper and 850 thousand ounces of gold, primarily because it mined certain sections of high-grade ore previously expected to be mined in future periods.

Mill throughput, which varies depending on ore types being processed, averaged 228,500 metric tons of ore per day in the first quarter of 2007, compared with 216,800 metric tons of ore per day in the first quarter of 2006. Mill rates will vary during 2007 depending on ore types mined and are expected to average in excess of 200,000 metric tons of ore per day during the remainder of the year. Grasberg operated at reduced mining and milling rates during a four-day period from April 18 to April 21, 2007, as a result of peaceful protests by certain workers regarding benefits. The protests ended on April 21 with an agreement on a framework for minimum wages for workers and Grasberg has returned to normal operations. The impacts to production were not significant. Approximate average daily throughput processed at our mill facilities from each of our producing mines follows (metric tons of ore per day):

	First Quarter
	2007	2006
Grasberg open pit	179,300	173,000
Deep Ore Zone underground mine	49,200	43,800
Total mill throughput	228,500	216,800

In the first quarter of 2007, copper ore grades averaged 1.21 percent and recovery rates averaged 91.0 percent, compared with 0.72 percent and 82.5 percent for the first quarter of 2006. Gold ore grades averaged 2.01 grams per metric ton (g/t) and recovery rates averaged 87.8 percent in the first quarter of 2007, compared with 0.92 g/t and 80.6 percent for the first quarter of 2006. At the Grasberg mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production, resulting in varying quarterly and annual sales of copper and gold. Approximately 65 percent of PT Freeport Indonesia’s copper sales and 85 percent of PT-FI’s gold sales in 2007 are expected in the first half of the year.

Production from the Deep Ore Zone (DOZ) underground mine averaged 49,200 metric tons of ore per day in the first quarter of 2007, representing approximately 22 percent of mill throughput. DOZ continues to perform above design capacity of 35,000 metric tons of ore per day. PT Freeport Indonesia is expanding the capacity of the DOZ underground operation to a sustained rate of 50,000 metric tons per day with the installation of a second crusher and additional ventilation, expected to be completed in mid-2007. PT Freeport Indonesia’s 60 percent share of capital expenditures for the DOZ expansion totaled approximately $2 million in the first quarter of 2007 (approximately $36 million through March 31, 2007). PT Freeport Indonesia anticipates a further expansion of the DOZ mine to 80,000 metric tons of ore per day, with budgeted capital of approximately $21 million in 2007 for its 60 percent share. The success of the development of the DOZ mine, one of the world’s largest underground mines, provides confidence in the future development of PT Freeport Indonesia’s large-scale undeveloped ore bodies.

In 2004, PT Freeport Indonesia commenced its “Common Infrastructure” project, which will provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. The Common Infrastructure project is progressing according to plan. PT Freeport Indonesia has also advanced development of the Grasberg spur and as of March 31, 2007, has completed 73 percent of the tunneling required to reach the Grasberg underground ore body. PT Freeport Indonesia expects the Grasberg spur to reach the Grasberg underground ore body and to initiate multi-year mine development activities in the second half of 2007. Work on the Grasberg underground ore body continues with PT Freeport Indonesia’s share of capital expenditures totaling approximately $15 million in the first quarter of 2007 and projected to total approximately $70 million for 2007.

The Big Gossan underground mine is a high-grade deposit located near the existing milling complex. Remaining capital expenditures for the $260 million Big Gossan project to be incurred over the next few years total approximately $185 million ($175 million net to PT Freeport Indonesia, with approximately $90 million in 2007). PT Freeport Indonesia’s share of capital expenditures for Big Gossan totaled approximately $20 million in the first quarter of 2007. Production is expected to ramp up to full production of 7,000 metric tons per day in late 2010 (average annual aggregate incremental production of 135 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts). The Big Gossan mine is being developed as an open-stope mine with backfill consisting of mill tailings and cement, an established mining methodology expected to be higher-cost than the block-cave method used at the DOZ mine.

Indonesian Mining Revenues. A summary of changes in PT Freeport Indonesia revenues between the periods follows (in millions):

2007
PT Freeport Indonesia revenues - prior year period	$796.8
Sales volumes:
Copper	466.2
Gold	192.2
Price realizations:
Copper	274.3
Gold	236.5
Adjustments, primarily for copper pricing on prior year
open sales	(157.5)
Treatment charges, royalties and other	(100.0)
PT Freeport Indonesia revenues - current year period	$1,708.5

PT Freeport Indonesia’s share of first-quarter 2007 sales increased to 417.1 million pounds of copper and 946.5 thousand ounces of gold, compared with 225.2 million pounds and 472.5 thousand ounces in the 2006 quarter primarily because of higher ore grades. Realized copper prices improved by 27 percent to an average of $3.09 per pound in the first quarter of 2007 from $2.43 in the first quarter of 2006. Realized gold prices in the first quarter of 2007 averaged $654.79 compared to $405.54 per ounce in the first quarter of 2006, which included a reduction of $150.46 per ounce for revenue adjustments associated with the redemption of our Gold-Denominated Preferred Stock, Series II.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. Market rates for treatment and refining charge rates began to increase significantly in late 2004. A large part of the increase relates to the price participation and price sharing components of our concentrate sales agreements. Royalties totaled $49.8 million in the first quarter of 2007, compared with $19.9 million in the first quarter of 2006, reflecting higher sales volumes and metal prices.

Substantially all of PT Freeport Indonesia’s concentrate sales contracts provide final copper pricing in a specified future period based on prices quoted on the LME. PT Freeport Indonesia records revenues and invoices its customers based on LME prices at the time of shipment. Under accounting rules, these terms create an “embedded derivative” in our concentrate sales contracts which must be adjusted to fair value through earnings each period until the date of final pricing. PT Freeport Indonesia’s first-quarter 2007 revenues include net additions of $139.0 million for adjustments to the fair value of embedded copper derivatives in concentrate sales contracts, compared with $184.6 million in the first quarter of 2006.

PT Freeport Indonesia has long-term contracts to provide approximately 60 percent of Atlantic Copper’s copper concentrate requirements at market prices and nearly all of PT Smelting’s copper concentrate requirements. PT Freeport Indonesia owns 25 percent of PT Smelting. Under the PT Smelting contract, for the first 15 years of PT Smelting’s operations beginning December 1998, the treatment and refining charges on the majority of the concentrate PT Freeport Indonesia provides will not fall below specified minimum rates, subject to renegotiation in 2008. The rate was $0.23 per pound during the period from the commencement of PT Smelting’s operations in 1998 until April 2004, when it declined to a minimum of $0.21 per pound. PT Smelting’s rates for 2007 are expected to exceed the minimum $0.21 per pound. Current rates are substantially higher than the minimum rate.

Indonesian Mining Costs.
Gross Profit per Pound of Copper/per Ounce of Gold and Silver

Three Months Ended March 31, 2007
	By-Product	Co-Product Method
	Method	Copper	Gold	Silver
Revenues, after adjustments shown below	$3.09	$3.09	$654.79	$13.29

Site production and delivery, before net
noncash and nonrecurring costs shown below	0.75	0.50	106.26	2.15
Gold and silver credits	(1.54)	-	-	-
Treatment charges	0.37	0.25	51.94	1.05
Royalty on metals	0.12	0.08	16.86	0.34
Unit net cash (credits) costs[a]	(0.30)	0.83	175.06	3.54
Depreciation and amortization	0.14	0.10	20.05	0.40
Noncash and nonrecurring costs, net	0.02	0.01	2.99	0.06
Total unit (credits) costs	(0.14)	0.94	198.10	4.00
Revenue adjustments, primarily for pricing on
prior period open sales	(0.04)	(0.04)	2.72	(0.01)
PT Smelting intercompany profit elimination	(0.09)	(0.06)	(12.09)	(0.24)
Gross profit	$3.10	$2.05	$447.32	$9.04

Pounds of copper sold (in millions)	417.1	417.1
Ounces of gold sold (000s)			946.5
Ounces of silver sold (000s)				1,576.9

a.
For a reconciliation of unit net cash (credits) costs to production and delivery costs applicable to sales reported in FCX’s consolidated financial statements refer to “Product Revenues and Production Costs.”

Three Months Ended March 31, 2006
	By-Product		Co-Product Method
	Method		Copper	Gold		Silver
Revenues, after adjustments shown below	$2.43		$2.43	$405.54	[a]	$9.76

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.22		0.80	197.43		3.62
Gold and silver credits	(1.29)		-	-		-
Treatment charges	0.37		0.24	60.05		1.10
Royalty on metals	0.09		0.06	14.31		0.26
Unit net cash costs[b]	0.39		1.10	271.79		4.98
Depreciation and amortization	0.15		0.10	24.25		0.44
Noncash and nonrecurring costs, net	0.05		0.03	8.38		0.15
Total unit costs	0.59		1.23	304.42		5.57
Revenue adjustments, primarily for pricing on
prior period open sales	0.28	[c]	0.59	47.03		1.20
PT Smelting intercompany profit recognized	0.09		0.06	14.95		0.27
Gross profit	$2.21		$1.85	$163.10		$5.66

Pounds of copper sold (in millions)	225.2		225.2
Ounces of gold sold (000s)				472.5
Ounces of silver sold (000s)						707.1

a.	Amount was $556.00 before a loss resulting from redemption of FCX’s Gold-Denominated Preferred Stock, Series II.
b.	See Footnote a to previous table.
c.	Includes a $69.0 million or $0.31 cents per pound loss on the redemption of FCX’s Gold-Denominated Preferred Stock, Series II.

Because of the fixed nature of a large portion of our costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period. Lower unit site production and delivery costs in the first quarter of 2007, compared with the 2006 quarter, primarily reflected higher sales volumes resulting from mine sequencing in the Grasberg open pit, partly offset by higher input costs (including energy). Although higher sales volumes more than offset increases in input costs this quarter, we have experienced significant increases in our production costs in recent years primarily as a result of higher energy costs and costs of other consumables, higher mining costs and milling rates, labor costs and other factors. Aggregate energy costs, which approximate 20 percent of PT Freeport Indonesia’s production costs, primarily include purchases of approximately 100 million gallons of diesel fuel per year and approximately 650,000 metric tons of coal per year. Diesel prices have more than doubled and our coal costs are approximately 35 percent higher since the beginning of 2003. The costs of other consumables, including steel and reagents, also have increased. Our Indonesian mining costs also have been affected by the stronger Australian dollar against the U.S. dollar (approximate 45 percent increase since the beginning of 2003), as approximately 15 percent of PT Freeport Indonesia’s production costs are denominated in Australian dollars. We are pursuing cost reduction initiatives to mitigate the impacts of these increases.

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

In connection with our fourth concentrator mill expansion completed in 1998, PT Freeport Indonesia agreed to pay the Government of Indonesia additional royalties (royalties not required by the Contract of Work) to provide further support to the local governments and the people of the Indonesian province of Papua (see Note 1 in our 2006 Annual Report on Form 10-K). The additional royalties are paid on production exceeding specified annual amounts of copper, gold and silver expected to be generated when PT Freeport Indonesia’s milling facilities operate above 200,000 metric tons of ore per day. PT Freeport Indonesia’s royalty rate on copper net revenues from production above the agreed levels is double the Contract of Work royalty rate, and the royalty rates on gold and silver sales from production above the agreed levels are triple the Contract of Work royalty rates.

First-quarter 2007 royalty costs totaled $49.8 million, including a $0.2 million final adjustment related to 2006 sales, compared with royalty costs of $19.9 million, including a $1.4 million final adjustment related to 2005 sales, in the first quarter of 2006. If copper prices average $3 per pound and gold prices average $650 per ounce for the remainder of 2007, we would expect royalty costs to total approximately $110 million ($0.10 per pound of copper) in 2007. These estimates assume 2007 PT Freeport Indonesia sales volumes of 1.1 billion pounds of copper and 1.8 million ounces of gold.

As a result of the higher copper production and sales volumes in the first quarter of 2007, PT Freeport Indonesia’s unit depreciation rate decreased compared with the 2006 quarter. Because certain assets are depreciated on a straight-line basis, the unit rate will vary with the level of copper production and sales. As a result, PT Freeport Indonesia expects its depreciation rate for 2007 to average $0.18 per pound compared with $0.15 per pound for 2006.

PT Freeport Indonesia has a labor agreement covering its hourly paid Indonesian employees, the key provisions of which are renegotiated biannually. In June 2005, PT Freeport Indonesia and its workers agreed to terms for a new labor agreement that expires in September 2007. On April 21, 2007, PT Freeport Indonesia reached an agreement on a framework for minimum wages for its workers. This agreement successfully resolved peaceful protests by certain workers and returned Grasberg to normal operations after a four-day period from April 18 to April 21, 2007 of reduced mining and milling rates. PT Freeport Indonesia’s relations with the workers’ union have generally been satisfactory.

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

Unit site production and delivery costs averaged $0.75 per pound of copper in the first quarter of 2007, $0.47 per pound lower than the $1.22 reported in the first quarter of 2006. Unit site production and delivery costs in the first quarter of 2007 benefited from higher copper sales volumes resulting from higher ore grades, but were adversely affected by higher input costs (primarily energy).

Gold and silver credits increased to $1.54 per pound in the first quarter of 2007, compared with $1.29 per pound in the first quarter of 2006, reflecting higher gold sales volumes and average realized gold prices. Royalties of $0.12 per pound in the first quarter of 2007 were $0.03 per pound above the 2006 period primarily because of higher copper and gold prices and sales volumes.

Assuming average copper prices of $3 per pound and average gold prices of $650 per ounce for the remainder of 2007 and achievement of current 2007 sales estimates, PT Freeport Indonesia estimates that its annual 2007 unit net cash costs, including gold and silver credits, would approximate $0.55 per pound. Because the majority of PT Freeport Indonesia’s costs are fixed, unit costs vary with the volumes sold and the price of gold, and are therefore currently projected to be lower during the first half of 2007 and higher during the second half. Unit net cash costs for 2007 would change by approximately $0.02 per pound for each $25 per ounce change in the average price of gold for the remainder of 2007.

Unit Net Cash Costs: Co-Product Method - Using the co-product method, unit site production and delivery costs in the first quarter of 2007 averaged $0.50 per pound of copper, compared with $0.80 in the 2006 period. For gold, unit site production and delivery costs in the first quarter of 2007 averaged $106 per ounce, compared with $197 in the 2006 period. As discussed above, unit site production and delivery costs in the first quarter of 2007 benefited from higher sales volumes resulting from higher ore grades, but were adversely affected by higher input costs (including energy). Royalties per pound and per ounce were also higher in the first quarter of 2007 because of higher sales volumes and realized prices compared with the 2006 period.

North American Mining
Our North American mining operations comprise copper operations from mining through rod production, molybdenum operations from mining through conversion to chemical and metallurgical products, marketing and sales. Through Phelps Dodge, we have five operating copper mines in North America - Morenci, Bagdad, Sierrita, Chino and Tyrone. In addition to copper, the Bagdad, Sierrita and Chino mines produce molybdenum, gold, silver and rhenium and the Morenci mine produces molybdenum. The North American mining division also includes Primary Molybdenum, Manufacturing, Sales and other mining activities. In addition, a new copper mine is under construction at Safford, Arizona. All of these mining operations are wholly owned, except for Morenci. We record our 85 percent joint venture interest in Morenci using the proportionate consolidation method.

For the 12-day period ended March 31, 2007, North American mining added $343.5 million in revenues and $23.6 million of operating losses to our first-quarter 2007 results, which included charges to revenues for mark-to-market accounting adjustments on Phelps Dodge’s 2007 copper price protection program totaling $38.1 million (refer to Note 14 and “Contractual Obligations - Hedging Activities”).

The following discussion about our North American mining operations covers the full first quarters of 2007 and 2006, including periods prior to our acquisition of these operations.

Pro Forma Consolidated	First Quarter
North American Mining Operations[a]	2007	2006
Copper (millions of recoverable pounds)
Production	301.2	320.2
Sales	306.7	333.5
Average realized price per pound, excluding hedging	$2.82	$2.16
Average realized price per pound, including hedging[b]	$2.63	$0.98

Molybdenum (millions of recoverable pounds)
Production	16.5	17.2
Sales	18.6	16.9
Average realized price per pound	$23.00	$21.18

a.	Pro forma results include the results of Phelps Dodge prior to March 20, 2007, and exclude purchased metal.
b.	Includes impact of hedging losses related to Phelps Dodge’s copper price protection programs.

First-quarter 2007 North America sales volumes were lower than first-quarter 2006 volumes primarily because of lower ore grades. Consolidated copper sales from North American operations totaled 1.3 billion pounds in 2006 and are expected to approximate 1.3 billion pounds for the full year 2007. In the first quarter of 2007, sales from these operations totaled 306.7 million pounds of copper.

With the acquisition of Phelps Dodge, we are now the world’s largest producer of molybdenum through the Henderson molybdenum mine in Colorado and as a by-product at several of our copper mines. The

Henderson block-cave underground mining complex produces high-purity, chemical-grade molybdenum concentrates, which are further processed into value-added molybdenum chemical products. A feasibility study is ongoing for reopening the Climax open-pit mine, which has been on care-and-maintenance status since 1995. Assuming a favorable feasibility study and market conditions and timely receipt of permits, the Climax mine could resume operation by the end of 2009.

Consolidated molybdenum sales volumes totaled 68.8 million pounds in 2006 and are expected to approximate 70 million pounds for the full year 2007, including sales volumes prior to our acquisition of Phelps Dodge. Consolidated molybdenum sales volumes totaled 18.6 million pounds in the first quarter of 2007 and are expected to approximate 17 million pounds in the second quarter of 2007.

Approximately 60 percent of our expected 2007 molybdenum production is committed for sale throughout the world pursuant to annual or quarterly agreements based primarily on prevailing market prices one month prior to the time of sale. The Metals Week Dealer Oxide closing price for molybdenum on April 30, 2007, was $28.33 per pound.

Unit Net Cash Costs. The following table summarizes the pro forma unit net cash costs at the North American copper mines for the full first quarters of 2007 and 2006. Henderson is a molybdenum mine and, therefore, is not a part of these gross profit per pound calculations (refer to the “Primary Molybdenum” discussion).

Gross Profit per Pound of Copper and Molybdenum/per Ounce of Gold and Silver

	By-Product	Co-Product Method
	Method	Copper	Gold	Silver	Molybdenum
Three Months Ended March 31, 2007
Revenues, after adjustments shown
below	$2.70	$2.70	$597.80	$15.17	$25.13

Site production and delivery, before
net noncash and nonrecurring
costs shown below	1.31	1.15	298.89	5.50	9.59
By-product credits	(0.54)	-	-	-	-
Treatment charges	0.07	0.07	55.83	1.06	-
Unit net cash costs[a]	0.84	1.22	354.72	6.56	9.59
Depreciation and amortization	0.13	0.11	25.16	0.51	0.79
Noncash and nonrecurring costs, net	0.02	0.02	3.48	0.02	0.03
Total unit costs	0.99	1.35	383.36	7.09	10.41
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging	(0.03)	(0.03)	-	-	-
Idle facility and other non-
inventoriable costs	0.02	0.02	(0.79)	(0.01)	-
Gross profit	$1.70	$1.34	$213.65	$8.07	$14.72

Gross Profit per Pound of Copper and Molybdenum/per Ounce of Gold and Silver

	By-Product	Co-Product Method
	Method	Copper	Gold	Silver	Molybdenum
Three Months Ended March 31, 2006
Revenues, after adjustments shown
below	$2.24	$2.24	$515.44	$9.52	$24.38

Site production and delivery, before
net noncash and nonrecurring
costs shown below	0.99	0.77	320.03	4.32	9.63
By-product credits	(0.58)	-	-	-	-
Treatment charges	0.07	0.06	91.65	1.64	-
Unit net cash costs[a]	0.48	0.83	411.68	5.96	9.63
Depreciation and amortization	0.11	0.09	38.60	0.43	0.84
Noncash and nonrecurring costs, net	0.02	0.02	6.06	0.03	0.03
Total unit costs	0.61	0.94	456.34	6.42	10.50
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging	(1.13)	(1.13)	-	-	-
Idle facility and other non-
inventoriable costs	(0.02)	(0.02)	-	(0.05)	-
Gross profit	$0.48	$0.15	$59.10	$3.05	$13.88

a.	For a reconciliation of pro forma unit net cash costs per pound to production and delivery costs applicable to pro forma sales refer to “Product Revenues and Production Costs.”

North American unit cash costs were higher in the first quarter of 2007 compared with the first quarter of 2006 primarily because of lower volumes and higher costs at the Morenci operation associated with equipment maintenance, an increase in consumables and mill restart costs.

Assuming an average price of $20 per pound of molybdenum for the remainder of 2007 and achievement of current 2007 sales estimates, we estimate that our pro forma 2007 average unit net cash costs for our North American mines, including molybdenum credits, would approximate $0.87 per pound of copper. Average unit net cash costs for 2007 would change by approximately $0.03 per pound for each $2 per pound change in the average price of molybdenum for the remainder of 2007.

A further discussion of North American mining operations follows.

Morenci. The Morenci open-pit mine, located in southeastern Arizona, primarily produces electrowon copper cathodes and copper concentrates. We own an 85 percent undivided interest in Morenci and the remaining 15 percent is owned by Sumitomo Metal Mining Arizona, Inc., a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation. Each partner takes in kind its share of Morenci’s production.

Construction of a concentrate-leach, direct-electrowinning facility at Morenci is on schedule for completion in the third quarter of 2007. The facility uses Phelps Dodge’s proprietary medium-temperature, pressure-leaching and direct-electrowinning technology, which will enhance cost savings by processing concentrates on-site instead of shipping concentrates to smelters for treatment. FCX’s share of the concentrate produced by Morenci will continue to be treated at the smelter located in Miami, Arizona, until the facility is completed.

Manufacturing. The Manufacturing segment consists of copper conversion facilities, including our smelter, refinery, rod mills and specialty copper products facility. This segment processes copper produced at our North American mines and copper purchased from others into copper anode, cathode, rod and custom copper shapes. The Miami smelter is the most significant source of sulfuric acid for the various North American leaching operations. In addition, at times it smelts and refines copper and produces copper rod and shapes for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to our facilities for processing into a product that is returned to the customer. The customer pays us for processing their material into the specified products.

Primary Molybdenum. The Primary Molybdenum segment includes our wholly owned Henderson and Climax molybdenum mines in Colorado, related conversion facilities and a technology center. This segment is an integrated producer of molybdenum, with mining, roasting and processing facilities that produce high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products, which are sold to customers around the world. In addition, at times this segment roasts and/or processes material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities for processing into a product that is returned to the customer. The customer pays us for processing their material into the specified products. This segment also includes a technology center whose primary activity is developing new engineered products and applications.

The Henderson underground mine produces high-purity, chemical-grade molybdenum concentrates, which are further processed into value-added molybdenum chemical products.

The Climax mine has been on care-and-maintenance status since 1995. Prior to its acquisition by FCX, Phelps Dodge had conditionally approved the restart of the Climax mine. Final approval is contingent upon completion of a favorable feasibility study for a new mill and obtaining all required operating permits and regulatory approvals. A pre-feasibility study indicates that the open-pit mine could annually produce approximately 20 million to 30 million pounds of molybdenum contained in high-quality concentrates at highly competitive unit production costs with a capital investment of approximately $250 million for a new, state-of-the-art concentrator and associated facilities. Assuming a favorable feasibility study and market conditions and timely receipt of permits, we could have the Climax mine in production by the end of 2009.

The following discussion about our Primary Molybdenum mining operations covers the full first quarters of 2007 and 2006, including periods prior to our acquisition of these operations.

Pro Forma Consolidated	First Quarter
Primary Molybdenum Mining Operations[a]	2007	2006
Molybdenum (millions of recoverable pounds)
Production	16.5	17.2
Sales	18.6	16.9
Average realized price per pound	$23.00	$21.18

a.	Pro forma results include the results of Phelps Dodge prior to March 20, 2007, and exclude purchased metal.
b.	Includes by-product molybdenum production of 7.1 million pounds for first-quarter 2007 and 7.8 million pounds for first-quarter 2006.

Unit Net Cash Costs. The following table summarizes the pro forma unit net cash costs at the Henderson molybdenum mine for the full first quarters of 2007 and 2006.

Gross Profit per Pound of Molybdenum

	Three Months Ended March 31,
	2007	2006
Revenues, after adjustments shown below	$22.17	$21.53
Site production and delivery, before net noncash and
nonrecurring costs shown below	4.15	3.62
Unit net cash costs[a]	4.15	3.62
Depreciation and amortization	0.92	0.89
Noncash and nonrecurring costs, net	0.02	0.02
Total unit costs	5.09	4.53
Gross profit	$17.08	$17.00

a.	For a reconciliation of unit net cash costs to production and delivery costs applicable to sales reported in FCX’s consolidated financial statements refer to “Product Revenues and Production Costs.”

Other North America Mining Operations. Other North America mining operations include our other southwestern U.S. copper mines - Bagdad, Sierrita, Chino, Cobre, Miami, Bisbee and Tohono. In addition to copper, the Bagdad, Sierrita and Chino mines produce molybdenum, gold, silver and rhenium.

Our North America mining operations also include the Safford copper mine, which is currently under construction and is expected to produce ore from two open-pit copper mines located in southeastern Arizona. All requisite permits have been received and construction commenced in early August 2006. We anticipate that Safford will be in production by early 2008, with full copper production initially expected to approximate 240 million pounds per year. Life of the operation is expected to be at least 18 years. The Safford mining complex will require a total capital investment of approximately $580 million, of which approximately $300 million was spent on the project prior to our acquisition of Phelps Dodge, and approximately $25 million was spent during the 12-day period ending March 31, 2007. For the remainder of 2007, approximately $190 million is expected to be spent on development of the Safford mining complex.

South American Mining
Through Phelps Dodge, we have four copper mines in South America - Candelaria, Ojos del Salado and El Abra in Chile and Cerro Verde in Peru. These operations include open-pit and underground mining, sulfide ore concentrating, leaching, solution extraction and electrowinning. In addition to copper, the Candelaria and Ojos del Salado mines produce gold and silver, and the Cerro Verde mine produces molybdenum and silver. These operations are consolidated in our financial statements, with outside ownership reported as minority interests.

For the 12-day period ending March 31, 2007, South American mining added $261.7 million in revenues and $117.3 million in operating income to our first-quarter 2007 results.

The following discussion about our South American mining operations covers the full first quarters of 2007 and 2006, including periods prior to our acquisition of these operations.

Pro Forma Consolidated	First Quarter
South American Mining Operations[a]	2007	2006
Copper (millions of recoverable pounds)
Production	307.2	288.3
Sales	301.8	275.5
Average realized price per pound	$2.73	$2.40

Gold (thousands of recoverable ounces)
Production	24.5	30.2
Sales	25.5	29.3

a.	Pro forma results include the results of Phelps Dodge prior to March 20, 2007.

Copper sales in the first quarter of 2007 were higher than in the first quarter of 2006 primarily reflecting the start up of expanded production at Cerro Verde partly offset by lower El Abra sales. Consolidated copper sales totaled 1.1 billion pounds from South American operations in 2006 and are expected to approximate 1.5 billion pounds for the full year 2007. In the first quarter of 2007, these operations sold 301.8 million pounds of copper. The projected increases for full-year 2007 reflect incremental production from the new Cerro Verde concentrator, partly offset by lower grades at El Abra.

Unit Net Cash Costs. The following table summarizes the pro forma unit net cash costs at the South American mines for the full first quarters of 2007 and 2006.

Gross Profit per Pound of Copper/per Ounce of Gold and Silver

	By-Product	Co-Product Method
	Method	Copper	Gold	Silver
Three Months Ended March 31, 2007
Revenues, after adjustments shown
below	$2.74	$2.74	$657.27	$13.21

Site production and delivery, before
net noncash and nonrecurring
costs shown below	0.84	0.80	286.47	5.25
By-product credits	(0.08)	-	-	-
Treatment charges	0.18	0.18	44.63	1.39
Unit net cash costs	0.94	0.98	331.10	6.64
Depreciation and amortization	0.15	0.14	27.39	0.55
Noncash and nonrecurring costs, net	-	-	0.40	0.01
Total unit costs	1.09	1.12	358.89	7.20
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging	0.19	0.19	(15.57)	(0.24)
Idle facility and other non-
inventoriable costs	(0.02)	(0.02)	(9.63)	(0.14)
Gross profit	$1.82	$1.79	$273.18	$5.63

Three Months Ended March 31, 2006
Revenues, after adjustments shown
below	$2.58	$2.58	$579.11	$9.57

Site production and delivery, before
net noncash and nonrecurring
costs shown below	0.74	0.72	177.85	3.06
By-product credits	(0.08)	-	-	-
Treatment charges	0.15	0.15	42.39	0.63
Unit net cash costs	0.81	0.87	220.24	3.69
Depreciation and amortization	0.17	0.16	21.39	0.36
Noncash and nonrecurring costs, net	-	-	0.24	0.01
Total unit costs	0.98	1.03	241.87	4.06
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging	(0.17)	(0.14)	(163.38)	(2.95)
Idle facility and other non-
inventoriable costs	(0.02)	(0.02)	(8.50)	(0.12)
Gross profit	$1.41	$1.39	$165.36	$2.44

a.	For a reconciliation of pro forma unit net cash costs per pound to production and delivery costs applicable to pro forma sales refer to “Product Revenues and Production Costs.”

South American unit net cash costs were higher in the first quarter of 2007 compared with the first quarter of 2006 primarily resulting from mill start-up activities and higher employee costs at Cerro Verde, and the impact of lower volumes at El Abra. We estimate that pro forma annual 2007 average unit net cash costs for our South American mines, including gold credits, would approximate $0.85 per pound of copper.

A further discussion of South American mining operations follows.

Cerro Verde. The Cerro Verde open-pit mine, located near Arequipa, Peru, produces electrowon copper cathodes and copper concentrates. We own a 53.56 percent equity interest in Cerro Verde, which we fully consolidate and report the minority interest. The remaining 46.44 percent is held by SMM Cerro Verde Netherlands B.V., Compañía de Minas Buenaventura S.A.A. and other minority shareholders through shares publicly traded on the Lima Stock Exchange.

Cerro Verde has recently completed an approximate $900 million mill expansion project, which permits the mining and processing of a primary sulfide ore body beneath the leachable ore body currently in production. Through the expansion, approximately 1.5 billion tons of sulfide mill ore reserves averaging 0.47 percent copper and 0.02 percent molybdenum will be processed through the new concentrator. Processing of the sulfide ore began in the fourth quarter of 2006 and the mill is on schedule to reach design capacity during the second quarter of 2007. With the completion of the expansion, copper production at Cerro Verde initially is expected to approximate 650 million pounds per year (approximately 348 million pounds per year for our share). The expansion is expected to add approximately 430 million pounds of copper per year. In addition, the expansion is expected to produce an average of approximately 8 million pounds of molybdenum per year (approximately 4 million pounds per year for our share) for the next 10 years. Cerro Verde has long-term contracts that provide for fixed treatment and refining charges through 2011 on approximately 50 percent of its projected copper concentrate production.

Other South America Mining Operations. Other South American mining operations include our other South American copper mines - Candelaria, Ojos del Salado and El Abra - which include open-pit and underground mining, sulfide ore concentrating, leaching, solution extraction and electrowinning. In addition to copper, the Candelaria and Ojos del Salado mines produce gold and silver. We own an 80 percent partnership interest in both the Candelaria and Ojos del Salado mines, and own a 51 percent partnership interest in the El Abra mine.

At the end of 2006, a feasibility study was completed that evaluated the development of the large sulfide deposit at El Abra. This project would extend the mine life by nine years. Copper production from the sulfides is expected to begin in 2010. The existing facilities at El Abra will be used to process the additional reserves, minimizing capital spending requirements. Total initial capital for the project is approximately $350 million, which will be spent between 2008 and 2011. In March 2007, an environmental impact study associated with the sulfide project was submitted to Chilean authorities.

Other Mining Matters
Africa. We hold an effective 57.75 percent interest in the Tenke Fungurume copper/cobalt mining concessions in the Katanga province of the Democratic Republic of Congo. We are the operator of the project. The Tenke Fungurume feasibility study completed in the fourth quarter of 2006 is based on ore reserves of 103 million metric tons with ore grades of 2.1 percent copper and 0.3 percent cobalt. Based on the current mine plan, ore grades for the first 10 years are expected to average 4.6 percent copper and 0.4 percent cobalt. Operations are expected to commence by early 2009, with initial production of approximately 250 million pounds of copper and approximately 18 million pounds of cobalt per year for the first 10 years. Based on the recent feasibility study, which assumes a long-term cobalt price of $12 per pound, life-of-mine unit net cash costs after by-product credits are estimated to be a net credit of $0.19 per pound of copper.

We are responsible for funding 70 percent of project development costs. The Tenke Fungurume project will require a capital investment of approximately $650 million.

Cerro Verde. In June 2004, the executive branch of the Peruvian government approved legislation incorporating a royalty on mining activities, which would be assessed at a graduated rate of up to three percent on the value of Cerro Verde’s sales, net of certain related expenses. In June 2006, an amendment to the royalty law was approved by the Peruvian congress, which granted the Peruvian tax authorities the right to levy mining royalties on all mining companies operating in Peru, including those with stability agreements. This amendment was subsequently rejected by the executive branch on the grounds that the government cannot modify stability agreements entered into with mining companies without their consent. However, the government has requested that all mining companies make additional payments to local communities where they operate during times of high metal prices to partially offset proceeds that would have otherwise come from the royalty.

Cerro Verde’s Mining Stability Agreement contains a provision that allows it to exclude from taxable income qualifying profits that are reinvested in an investment program filed with and approved by the Ministry of Energy and Mines. Cerro Verde’s reinvestment program associated with its sulfide expansion project has resulted in lower revenues being returned to the Arequipa region from the federal government under the mining law of Peru. During 2006, the Peruvian government announced that all mining companies operating in Peru will make annual contributions equal to 3.75 percent of after-tax profits to local development funds for a five-year period, with each company negotiating an individual agreement with the government. Cerro Verde has negotiated an agreement to pay the 3.75 percent contribution, of which 2.75 percent will be contributed to a local mining fund and 1.00 percent to a regional mining fund. Cerro Verde would also receive a credit against the local contribution for any contributions made to the Arequipa region for the partial financing of the construction of local water and sewage treatment facilities. Based on the agreement and prior to our acquisition of Phelps Dodge, Cerro Verde paid approximately $5 million to the Arequipa region. Cerro Verde also agreed to conduct and fund technical studies for the construction of water and sewage treatment facilities in Arequipa. Based on the results of the studies, Cerro Verde will finance 50 percent of the construction of both facilities. The cost associated with the construction of these facilities is currently under review, but Cerro Verde’s share is expected to approximate $40 million, which is recorded as a liability.

Curtailed Properties. We base our decision to temporarily curtail production on a variety of factors. We may temporarily curtail production in response to external, macro-level factors such as prevailing and projected global copper production and demand, and the magnitude and trend of changes in world copper inventories. The lead times involved in temporarily curtailing and restarting open-pit copper mines are such that careful consideration must be given to long-term planning rather than immediate reaction to price fluctuations.

Our decisions concerning temporary curtailment of certain mining operations also take into account molybdenum market conditions. This includes overall molybdenum market supply/demand fundamentals, inventory levels and published prices.

We also may adjust production at various properties in response to internal, micro-level factors such as the need to balance smelter feed or an internal shortage or surplus of sulfuric acid for our leaching operations. In other cases, facilities may be temporarily curtailed as a result of changes in technology that may make one technology, at a given copper price, more attractive than another technology. Unique regional issues, such as the energy crisis in the southwestern United States in 2000 and 2001, also may result in temporary curtailments.

We have additional sources of copper that could be developed; however, such additional sources would require the development of greenfield projects that would involve significant capital expenditures and could require long lead-times.

EXPLORATION ACTIVITIES

We are conducting exploration activities near our existing mines and in other areas around the world. Exploration expenditures in 2007 are expected to approximate $125 million.

Our exploration efforts in North America include drilling within the Safford district of the Lone Star deposit, located approximately four miles from the ore body currently under development, and targets in the Morenci district. In Africa, we plan to explore targets outside of the area of initial development at Tenke Fungurume and to advance a pre-feasibility study on the separate Kisanfu project.

We are reviewing the development potential of each mining district acquired from Phelps Dodge and all of its ongoing exploration activities. These reviews could result in changes in our exploration and development plans.

PT Freeport Indonesia’s 2007 exploration efforts in Indonesia will continue to test extensions of the Deep Grasberg and Kucing Liar mine complex. PT Freeport Indonesia also expects to test the open-pit potential of the Wanagon gold prospect, the Ertsberg open-pit resource through surface drilling programs, possible extensions of the Deep Mill Level Zone deposit and other targets in the area between the Ertsberg and Grasberg mineral systems from the new Common Infrastructure tunnels. During 2007, we have resumed exploration activities that were suspended in recent years in certain prospective areas outside Block A including the Kamopa prospect. Field programs were initiated at the Ular Merah copper/gold prospect in our Eastern Minerals contract of work area during the first quarter of 2007.

ATLANTIC COPPER SMELTING & REFINING

Our investment in smelters serves an important role in our concentrate marketing strategy. PT Freeport Indonesia generally sells under long-term contracts approximately one-half of its concentrate production to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder to other customers. Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and income to Atlantic Copper and PT Smelting. Through downstream integration, we are assured placement of a significant portion of PT Freeport Indonesia’s concentrate production. Low smelter treatment and refining charges will adversely affect the operating results of Atlantic Copper and benefit the operating results of Indonesian and South America mining operations. Smelting and refining charges consist of a base rate and, in certain contracts, price participation based on copper prices. Higher treatment and refining charges benefit our smelter operations at Atlantic Copper and adversely affect our mining operations in Indonesia and South America. North American mining operations are not affected by changes in treatment and refining charges because of our integrated operations.

Atlantic Copper Operating Results	First Quarter
(In Millions)	2007	2006
Gross profit	$16.5	$17.3
Add depreciation and amortization expense	10.5	7.4
Other	(0.4)	(0.4)
Cash margin	$26.6	$24.3

Operating income (in millions)	$12.4	$13.5
Concentrate and scrap treated (thousand metric tons)	242.5	250.7
Anodes production (million pounds)	149.0	157.1
Treatment rates per pound	$0.35	$0.29
Cathodes sales (million pounds)	134.6	136.6
Gold sales in anodes and slimes (thousand ounces)	114.2	245.6

Atlantic Copper’s operating cash margin was $26.6 million in the first quarter of 2007, compared with $24.3 million in the 2006 period. Atlantic Copper reported operating income of $12.4 million in the first quarter of 2007, compared with $13.5 million in the 2006 period. Atlantic Copper has a 23-day maintenance turnaround currently scheduled for the second quarter of 2007.

Atlantic Copper treated 242,500 metric tons of concentrate and scrap in the first quarter of 2007, compared with 250,700 metric tons in the 2006 period. Cathode production totaled 132.2 million pounds and sales totaled 134.6 million pounds during the first quarter of 2007, compared with cathode production of 129.4 million pounds and sales of 136.6 million pounds during the first quarter of 2006. Atlantic Copper’s treatment charges (including price participation), which are what PT Freeport Indonesia and third parties pay Atlantic Copper to smelt and refine concentrates, averaged $0.35 per pound during the first quarter of 2007 and $0.29 per pound during the first quarter of 2006. The increase in treatment charges in the 2007 period primarily reflects higher treatment rates negotiated under the terms of Atlantic Copper’s concentrate purchase and sales agreements.

We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until the final sales to third parties occur. Changes in these net deferrals resulted in reductions to our operating income totaling $206.0 million ($109.3 million to net income or $0.45 per share) in the first quarter of 2007, compared with an increase of $74.2 million ($39.3 million to net income or $0.18 per share) in the first quarter of 2006. At March 31, 2007, our net deferred profits on PT Freeport Indonesia concentrate inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and minority interest sharing totaled $210.1 million. Based on copper prices of $3 per pound and gold prices of $650 per ounce for the second quarter of 2007 and current shipping schedules, we estimate the net change in deferred profits on intercompany sales will result in an increase to net income of approximately $50 million in the second quarter of 2007. The actual change in deferred intercompany profits may differ substantially from this estimate because of changes in the timing of shipments to affiliated smelters and metal prices.

The majority of Atlantic Copper’s revenues are denominated in U.S. dollars; however, operating costs, other than concentrate purchases, and certain asset and liability accounts are denominated in euros. Atlantic Copper’s estimated annual euro payments total approximately 100 million euros. A $0.05 increase or decrease in the exchange rate would result in an approximate $5 million change in annual costs. The exchange rate on March 31, 2007, was $1.33 per euro.

PHELPS DODGE INTERNATIONAL CORPORATION (PDIC)

PDIC, our international manufacturing division, produces engineered products principally for the global energy sector. Its operations are characterized by products with internationally competitive costs and quality, and specialized engineering capabilities. Its factories, which are located in nine countries throughout Latin America, Asia and Africa, manufacture energy cables for international markets. Three of our international wire and cable companies have continuous-cast copper rod facilities and three have continuous-cast aluminum rod facilities.

For the 12-day period ended March 31, 2007, PDIC added $57.1 million in revenues and $7.1 million in operating income to FCX’s first-quarter 2007 results.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our production levels, production costs, cash payments for income taxes and interest, other working capital changes and other factors. Based on current mine plans and subject to future copper, gold and molybdenum prices, we expect to generate cash flows significantly greater than our budgeted capital expenditures, scheduled debt maturities and other cash requirements, thereby providing us with opportunities to reduce debt.

Following the significant increase in our debt associated with the acquisition of Phelps Dodge, we have placed a high priority on debt reduction, and if market conditions remain favorable, we expect to achieve our objective of meaningful debt reduction in the near-term. We will continue to consider opportunities to reduce debt through possible asset sales.

Cash and cash equivalents
At March 31, 2007, we had consolidated cash and cash equivalents of $3.1 billion. The following table reflects the U.S. and international components of consolidated cash and cash equivalents at March 31, 2007, and December 31, 2006 (in billions):

	March 31,	December 31,
	2007	2006
Cash from U.S. operations	$0.3	$-
Cash from international operations	2.8	0.9
Total consolidated cash and cash equivalents	3.1	0.9
Less: minority interests’ share	(0.5)	-
Cash, net of minority interests’ share	2.6	0.9
Withholding taxes if distributed[a]	(0.2)	(0.1)
Net cash available to parent company	$2.4	$0.8

a.	Cash at our international operations is subject to foreign withholding taxes of up to 22 percent upon repatriation into the U.S.

Using estimated sales volumes for the remainder of 2007 and assuming average prices of $3 per pound of copper, $650 per ounce of gold and $20 per pound of molybdenum for the remainder of 2007, our consolidated operating cash flows would exceed $5.3 billion in 2007, including over $4.6 billion projected in the remaining three quarters. Each $0.20 per pound change in copper prices would affect 2007 cash flows by approximately $400 million, each $50 per ounce change in gold prices would affect 2007 cash flows by approximately $30 million, and each $2 per pound change in molybdenum prices would affect 2007 cash flows by approximately $50 million.

We expect to generate cash flows during 2007 significantly greater than our capital expenditures, minority interests distributions, dividends and other cash requirements. Using the same assumptions regarding average prices for the remainder of 2007, and assuming excess cash is applied to reduce debt, total debt at year-end 2007 would approximate $9 billion and consolidated cash would approximate $2 billion.

Operating Activities
Net cash provided by operating activities totaled $668.9 million during the first quarter of 2007, net of $202.2 million used for working capital requirements. In the first quarter of 2006, net cash used in operating activities totaled $123.8 million, including $501.1 million in working capital requirements. First-quarter 2007 operating cash flows benefited from higher net income because of higher sales volumes and metals prices, and $108.3 million of cash flows from Phelps Dodge’s operations for the 12-day period ended March 31, 2007.

First-quarter 2006 operating cash flows were reduced by $453.7 million of income tax payments, including $328.4 million attributable to 2005 results, other working capital requirements totaling $172.7 million and a $44.9 million net use of operating cash resulting from the loss on the redemption of our Gold-Denominated Preferred Stock, Series II.

Investing Activities
On March 19, 2007, we issued 136.9 million shares of common stock and paid $13.9 billion (net of cash acquired) to acquire Phelps Dodge (refer to Note 2 for further discussion).

Capital expenditures, including capitalized interest, totaled $142.4 million in the first quarter of 2007 and $52.1 million in the first quarter of 2006. PT Freeport Indonesia capital expenditures for the first quarter of 2007 totaled $74.0 million, which included approximately $20 million for Big Gossan and approximately $15 million for the development of the underground Grasberg ore body. Also included in first-quarter 2007 capital expenditures were Phelps Dodge capital expenditures of $60.9 million for the 12-day period ended March 31, 2007, which included approximately $25 million associated with the Safford project and approximately $5 million associated with Tenke Fungurume.

Capital expenditures, including approximately $800 million for long-term projects, are estimated to total $1.6 billion for 2007. The increase in capital expenditures for 2007 primarily is associated with the addition of Phelps Dodge capital spending, which is expected to approximate $1.2 billion for 2007, and includes amounts for the development of the Tenke Fungurume copper/cobalt mining project (approximately $300 million) and the Safford copper mine (approximately $270 million). PT Freeport Indonesia’s projected capital expenditures for 2007 include approximately $90 million for Big Gossan.

Financing Activities
At March 31, 2007, we had $12.0 billion in debt, including $10.4 billion in acquisition debt, $0.9 billion of debt assumed in the Phelps Dodge acquisition and $0.7 billion of previously existing debt. In connection with financing our acquisition of Phelps Dodge, we used $2.5 billion of cash and completed the following debt transactions:

•	borrowed $10.0 billion in term loans under a new $11.5 billion senior credit facility
•	issued $6.0 billion in senior notes

Additionally, in accordance with our plan to reduce debt, we completed the following equity transactions immediately following closing of the acquisition, using the net proceeds to reduce borrowings under the credit facility:

•	sold 47.15 million shares of common stock at $61.25 per share for net proceeds of $2.8 billion
•	sold 28.75 million shares of 6¾% mandatory convertible preferred stock with a liquidation preference of $100 per share for net proceeds of $2.8 billion

In the first quarter of 2007, we recorded net charges totaling $87.8 million ($74.6 million to net income or $0.31 per share) associated with the acceleration of amortization of deferred financing costs for the credit facility because of prepayments on the term loans, net of a $34.6 million refund of fees for early repayment.

In May 2007, we redeemed our 10⅛% Senior Notes ($272.4 million balance) for $286.2 million. We also prepaid an additional $500 million of term debt in April 2007. As a result, we will record charges totaling approximately $24 million (approximately $21 million to net income) in the second quarter of 2007 related to the premiums paid and the accelerated recognition of deferred financing costs associated with these debt reductions.

In 2003, our Board of Directors approved an open market share purchase program for up to 20 million shares, which replaced our previous program. Through April 30, 2007, we had acquired 2.0 million shares in 2006 for $99.8 million ($49.94 per share average), 2.4 million shares in 2005 for $80.2 million ($33.83 per share average) and 3.4 million shares in 2004 for $99.5 million ($29.39 per share average); 12.2 million shares remain available. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, copper and gold prices and general economic and market conditions.

Common stock dividends totaled $62.9 million in the first quarter of 2007. Our current regular annual common stock dividend is $1.25 per share, paid at a quarterly rate of $0.3125 per share. Based on outstanding common shares on March 31, 2007, our annual common stock dividend totals approximately $475 million. The declaration and payment of dividends is at the discretion of our Board of Directors. The amount of our current quarterly cash dividend on our common stock will be dependent upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. On March 29, 2007, FCX declared a regular quarterly dividend, which was paid on May 1, 2007, to common shareholders of record at the close of business on April 16, 2007.

Cash dividends on preferred stock of $15.1 million in each of the first quarters of 2007 and 2006, represent dividends on our 5½% Convertible Perpetual Preferred Stock. Each share of preferred stock was initially convertible into 18.8019 shares of our common stock, equivalent to an initial conversion price of approximately $53.19 per common share. The conversion rate is adjustable upon the occurrence of certain events, including any quarter that our common stock dividend exceeds $0.20 per share. As a result of the quarterly and supplemental common stock dividends paid through May 1, 2007, each share of preferred stock is now convertible into 21.1923 shares of FCX common stock, equivalent to a conversion price of approximately $47.19 per common share. On March 29, 2007, FCX declared a regular quarterly dividend of $13.75 per share of FCX’s 5½% Convertible Perpetual Preferred Stock, which was paid on May 1, 2007, to shareholders of record at the close of business on April 16, 2007.

The 6¾% mandatory convertible preferred stock sold in March 2007, will automatically convert on May 1, 2010, into between approximately 39 million and 47 million shares of FCX common stock. The conversion rate will be subject to anti-dilution adjustments in certain circumstances. Holders may elect to convert at any time at a conversion rate equal to 1.3605 shares of common stock for each share of 6¾% mandatory convertible preferred stock. We will pay, when declared by our Board of Directors, quarterly dividends at a rate of 6.75 percent per annum. The first dividend date is August 1, 2007.

Cash dividends to minority interests of $47.0 million in the first quarter of 2007 and $18.7 million in the first quarter of 2006 represent dividends paid to the minority interest owners of PT Freeport Indonesia and Puncakjaya Power.

Pursuant to the restricted payment covenants in our $11.5 billion senior credit facility and certain senior notes, the amount available for dividend payments, purchases of our common stock and other restricted payments as of March 31, 2007, was approximately $3.6 billion.

DISCLOSURES ABOUT MARKET RISKS

In connection with the acquisition of Phelps Dodge, the following supplements the disclosures about market risks contained in our 2006 Annual Report on Form 10-K for the year ended December 31, 2006.

Commodity Price Risk
Our consolidated revenues include the sale of copper concentrates, which also may contain significant quantities of gold and silver, the sale of copper anodes, cathodes, wire rod, wire and gold in anodes and slimes, and the sale of molybdenum. Consolidated revenues and net income vary significantly with fluctuations in the market prices of copper, gold and molybdenum, sales volumes and other factors. For further information on commodity price risk see the discussion under “Consolidated Results - Revenues.”

Foreign Currency Exchange Risk
The functional currency for most of our operations is the U.S. dollar. All of our revenues and a significant portion of our costs are denominated in U.S. dollars; however, some costs and certain assets and liability accounts are denominated in local currencies, including the Indonesian rupiah, Australian dollars, Chilean pesos, Peruvian nuevos soles and euros. Generally, our results are positively affected when the U.S. dollar strengthens in relation to those foreign currencies and adversely affected when the U.S. dollar weakens in relation to those foreign currencies.

One U.S. dollar was equivalent to 8,989 rupiah at December 31, 2006 and 9,113 rupiah at March 31, 2007. PT Freeport Indonesia’s labor costs are mostly rupiah denominated. At estimated aggregate annual rupiah payments of 1.6 trillion for operating costs and an exchange rate of 9,113 rupiah to one U.S. dollar, the exchange rate as of March 31, 2007, a one-thousand-rupiah increase in the exchange rate would result in an approximate $17 million decrease in aggregate annual operating costs. A one-thousand-rupiah decrease in the exchange rate would result in an approximate $22 million increase in aggregate annual operating costs.

Approximately 14 percent of PT Freeport Indonesia’s total projected 2007 purchases of materials, supplies and services are denominated in Australian dollars. The exchange rate was $0.79 to one Australian dollar at December 31, 2006, and $0.81 to one Australian dollar at March 31, 2007. At estimated annual aggregate Australian dollar payments of 250 million and an exchange rate of $0.81 to one Australian dollar, the exchange rate as of March 31, 2007, a $0.01 increase or decrease in the exchange rate would result in an approximate $2.5 million change in aggregate annual operating costs.

The majority of Atlantic Copper’s revenues are denominated in U.S. dollars; however, operating costs, other than concentrate purchases, and certain asset and liability accounts are denominated in euros. Atlantic Copper’s estimated annual euro payments total approximately 100 million euros. A $0.05 increase or decrease in the exchange rate would result in an approximate $5 million change in annual costs. The exchange rate on December 31, 2006, was $1.32 per euro and on March 31, 2007, was $1.33 per euro.

At our South American mining operations, labor costs and local supply costs are mostly denominated in the local currencies. One U.S. dollar was equivalent to 532.4 Chilean pesos and 3.2 Peruvian nuevos soles at December 31, 2006, and 539.4 Chilean pesos and 3.2 Peruvian nuevos soles at March 31, 2007. At estimated aggregate annual Chilean peso payments of 160 billion for operating costs and an exchange rate of 539.4 Chilean pesos to one U.S. dollar, the exchange rate as of March 31, 2007, a ten-peso increase or decrease in the exchange rate would result in an approximate $5.5 million change in aggregate annual operating costs.  At estimated aggregate annual Peruvian nuevo sol payments of 330 million for operating costs and an exchange rate of 3.2 Peruvian nuevos soles to one U.S. dollar, the exchange rate as of March 31, 2007, a 0.10 nuevo sol increase or decrease in the exchange rate would result in an approximate $3.0 million change in aggregate annual operating costs.

Interest Rate Risk
As of March 31, 2007, we had approximately $12.0 billion of long-term debt. Approximately 48 percent of our debt is variable rate debt, with an interest rate based on London Interbank Offered Rate (LIBOR). An increase in LIBOR would increase our interest costs and would negatively affect our cash flows and results of operations.

CONTRACTUAL OBLIGATIONS

In connection with the acquisition of Phelps Dodge, contractual obligations (including debt) as of March 31, 2007, have increased when compared to December 31, 2006. The following table, as of March 31, 2007, reflects an update of only the major changes to the similar table presented in our 2006 Annual Report on Form 10-K, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	+5 Years
Short-term debt	$96.1	$96.1	$-	$-	$-
Long-term debt	11,940.0	103.1	379.5	181.4	11,276.0
Scheduled interest payment obligations[a]	7,663.4	887.2	2,519.7	1,669.1	2,587.4
Asset retirement obligations[b]	104.4	65.1	36.9	2.1	0.3
Take-or-pay contracts[c]	1,574.9	1,132.1	320.6	85.8	36.4
Total contractual cash obligations[d]	$21,378.8	$2,283.6	$3,256.7	$1,938.4	$13,900.1

a.	Scheduled interest payment obligations were calculated using stated coupon rates for fixed debt and interest rates applicable at March 31, 2007, for variable debt.

b.
Asset retirement obligations only include our estimated contractual cash payments associated with reclamation activities at certain Phelps Dodge sites we acquired for which our costs are estimable and the timing of payments was reasonably determinable as of March 31, 2007. The timing and the amount of these payments could change as a result of changes in regulatory requirements, changes in scope of reclamation activities and as actual reclamation spending occurs. The table excludes remaining cash payments of approximately $66 million that are expected to be incurred in connection with accelerating certain closure projects at our discretion. We have also excluded payments for reclamation activities that are expected to occur after five years and the associated trust assets of approximately $522 million that have been dedicated to funding those reclamation activities because a majority of these cash flows are expected to occur over an extended period of time and are dependent upon the timing of the end of the mine life, which is subject to revision.

c.     Take-or-pay contracts acquired in the acquisition of Phelps Dodge primarily include contracts for copper deliveries of specified volumes at market-based prices (approximately $1 billion), transportation and port fee commitments (approximately $211 million) and contracts for electricity (approximately

$124 million). Approximately 39 percent of our take-or-pay electricity obligations are through Phelps Dodge Energy Services (PDES), the legal entity used to manage power for North American operations at generally fixed-priced arrangements. PDES has the right and the ability to resell the electricity as circumstances warrant.

d.
This table excludes certain other obligations in our Condensed Consolidated Balance Sheet, including estimated funding for pension obligations as the funding may vary from year-to-year based on changes in the fair value of plan assets and actuarial assumptions. Environmental obligations and contingencies for which the timing of payments is not determinable are also excluded.

Hedging Activities
In connection with the acquisition of Phelps Dodge, we acquired certain derivative instruments entered into by Phelps Dodge. The most significant of these derivatives are zero-premium copper collars (consisting of both put and call options) and copper put options (see Note 14). These derivative instruments do not qualify for hedge accounting and are adjusted to fair market value based on the forward curve price and implied volatility as of the last day of the respective reporting period, with the gain or loss recorded in revenues. First-quarter 2007 results include charges to revenues totaling $38.1 million ($23.2 million to net income or $0.10 per share) representing the increase in the mark-to-market liability from March 20, 2007, to March 31, 2007. The actual impact of our 2007 zero-premium copper collar price protection program will not be fully determinable until their maturity at year-end 2007, with final adjustments based on the average annual LME price.

At March 31, 2007, these zero-premium copper collars covered 486.0 million pounds of copper sales. At March 31, 2007, the liability associated with these contracts totaled $461.5 million. At March 31, 2007, we also had in place copper put options acquired in the Phelps Dodge acquisition at a strike price of $0.95 per pound for approximately 730 million pounds of 2007 copper sales. Based on copper prices at April 30, 2007, the mark-to-market accounting adjustments in the second quarter of 2007 for the copper collars would reduce revenues by approximately $147 million (approximately $90 million to net income). The 2007 copper collars and put contracts will settle in the first quarter of 2008 based on the average 2007 LME price.

We do not currently intend to enter into similar hedging programs in the future.

ENVIRONMENTAL AND RECLAMATION MATTERS

Environmental
We are subject to stringent federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. We also are subject to potential liabilities arising under CERCLA and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment, including damages to natural resources. In addition, we are subject to potential liabilities under the Resource Conservation and Recovery Act (RCRA) and analogous state laws that require responsible parties to remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities.

Phelps Dodge or its subsidiaries previously have been advised by the U.S. Environmental Protection Agency (EPA), U.S. Forest Service and several state agencies that under CERCLA or similar state laws and regulations, they may be liable for costs of responding to environmental conditions at a number of sites that have been or are being investigated by the EPA, the U.S. Forest Service or states to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. Phelps Dodge has also been advised by trustees for natural resources that it may be liable under CERCLA or similar state laws for damages to natural resources caused by releases of hazardous substances.

Asset Retirement Obligations
In connection with the acquisition of Phelps Dodge, we acquired certain asset retirement obligations (AROs). At March 31, 2007, we had $405.9 million recorded for AROs in current and long-term liabilities on the balance sheet. We estimate at March 31, 2007, that our share of the total cost of Phelps Dodge’s AROs, including anticipated future disturbances and cumulative payments, to be approximately $1.3 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $900 million remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, engineering designs and technology, permit modifications or updates, mine plans or other factors and as actual reclamation spending occurs. ARO activities and expenditures generally are made over an extended period of time commencing near the end of the mine life; however, certain reclamation activities could be accelerated if they are determined to be economically beneficial.

At March 31, 2007, we had a trust dedicated to funding global reclamation and remediation activities totaling $422.4 million and also had trust assets that are legally restricted, totaling $99.4 million, to fund a portion of our asset retirement obligations for Chino, Tyrone and Cobre as required for New Mexico financial assurance.

Refer to Note 11 for additional information on significant environmental matters and asset retirement obligations.

Prior to its acquisition by FCX, Phelps Dodge had initiated a process of identifying and prioritizing opportunities to accelerate certain demolition, environmental reserve and asset retirement obligation projects. The projects were prioritized based on projects where it has regulatory flexibility to remediate at a faster pace, structures that can be readily demolished, reclamation of visibly impacted areas, and projects in Arizona and New Mexico where we have substantial long-term closure obligations. The current plan is to spend, including capital, at least $300 million through 2008 associated with environmental reserve and reclamation projects.

NEW ACCOUNTING STANDARDS

Effective January 1, 2007, we adopted FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 was an increase in beginning retained earnings of approximately $4 million. Refer to Note 9 for further discussion.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities - Including an amendment of FASB No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007, with early adoption allowed. We have not yet determined the impact, if any, that adopting this standard might have on our financial statements.

PRODUCT REVENUES AND PRODUCTION COSTS

Unit net cash costs per pound of copper is a measure intended to provide investors with information about the cash generating capacity of our mining operations expressed on a basis relating to our primary metal product, copper. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance determined in accordance with generally accepted accounting principles. This measure is presented by other copper and gold mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

We present gross profit per pound of copper using both a “by-product” method and a “co-product” method. We use the by-product method in our presentation of gross profit per pound of copper because (1) the majority of our revenues are copper revenues, (2) we mine ore, which contains copper, gold, molybdenum and other metals, (3) it is not possible to specifically assign all of our costs to revenues from the copper, gold, and molybdenum and other metals we produce, (4) it is the method used to compare mining operations in certain industry publications and (5) it is the method used by our management and Board of Directors to monitor operations. In the co-product method presentation below, costs are allocated to the different products based on their relative revenue values, which will vary to the extent our metals sales volumes and realized prices change.

In both the by-product and the co-product method calculations below, we show adjustments to copper revenues for prior period open sales as separate line items. Because the copper pricing adjustments do not result from current period sales, we have reflected these separately from revenues on current period sales. Noncash and nonrecurring costs consist of items such as stock-based compensation costs, write-offs of equipment or unusual charges. They are removed from site production and delivery costs in the calculation of unit net cash costs. In addition, costs resulting from the application of the purchase accounting method are removed. As discussed above, gold, molybdenum and other metal revenues, excluding any impacts from redemption of the gold- and silver-denominated preferred stocks, are reflected as credits against site production and delivery costs in the by-product method. Presentations under both methods are shown below together with reconciliations to amounts reported in our consolidated financial statements or pro forma consolidated results.

Indonesia Mining Product Revenues and Production Costs
Three Months Ended March 31, 2007
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Gold	Silver	Total
Revenues, after adjustments shown below	$1,297.6	$1,297.6	$622.3	$21.0	$1,940.9

Site production and delivery, before net
noncash and nonrecurring costs shown
below	313.7	209.7	100.6	3.4	313.7
Gold and silver credits	(643.3)	-	-	-	-
Treatment charges	153.3	102.5	49.1	1.7	153.3
Royalty on metals	49.8	33.3	16.0	0.5	49.8
Unit net cash (credits) costs	(126.5)	345.5	165.7	5.6	516.8
Depreciation and amortization	59.2	39.6	19.0	0.6	59.2
Noncash and nonrecurring costs, net	8.8	5.9	2.8	0.1	8.8
Total unit (credits) costs	(58.5)	391.0	187.5	6.3	584.8
Revenue adjustments, primarily for pricing
on prior period open sales	(29.3)	(29.3)	-	-	(29.3)
PT Smelting intercompany profit elimination	(35.7)	(23.9)	(11.4)	(0.4)	(35.7)
Gross profit	$1,291.1	$853.4	$423.4	$14.3	$1,291.1

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$1,940.9	$313.7	$59.2
Net noncash and nonrecurring costs per
above	N/A	8.8	N/A
Less: Treatment charges per above	(153.3)	N/A	N/A
Royalty per above	(49.8)	N/A	N/A
Revenue adjustments, primarily for pricing
on prior period open sales per above	(29.3)	N/A	N/A
Total Indonesian mining operations	1,708.5	322.5	59.2
Eliminations and other	594.4	629.6	57.1
As reported in FCX’s consolidated
financial statements	$2,302.9	$952.1	$116.3

Indonesia Mining Product Revenues and Production Costs
Three Months Ended March 31, 2006
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Gold	Silver	Total
Revenues, after adjustments shown below	$543.1	$543.1	$282.8	$7.8	$833.7

Site production and delivery, before net
noncash and nonrecurring costs shown
below	275.0	179.2	93.3	2.5	275.0
Gold and silver credits	(290.6)	-	-	-	-
Treatment charges	83.6	54.5	28.3	0.8	83.6
Royalty on metals	19.9	13.0	6.7	0.2	19.9
Unit net cash costs	87.9	246.7	128.3	3.5	378.5
Depreciation and amortization	33.8	22.0	11.5	0.3	33.8
Noncash and nonrecurring costs, net	11.7	7.6	4.0	0.1	11.7
Total unit costs	133.4	276.3	143.8	3.9	424.0
Revenue adjustments, primarily for pricing
on prior period open sales and gold
hedging	66.7 [a]	135.7	(69.0)	-	66.7
PT Smelting intercompany profit recognized	20.8	13.6	7.1	0.1	20.8
Gross profit	$497.2	$416.1	$77.1	$4.0	$497.2

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$833.7	$275.0	$33.8
Net noncash and nonrecurring costs per
above	N/A	11.7	N/A
Less: Treatment charges per above	(83.6)	N/A	N/A
Royalty per above	(19.9)	N/A	N/A
Revenue adjustments, primarily for pricing
on prior period open sales and hedging
per above	66.7	N/A	N/A
Total Indonesia mining operations	796.9	286.7	33.8
Eliminations and other	2,513.8	2,140.0	313.0
As reported in FCX’s pro forma
consolidated financial results	$3,310.7	$2,426.7	$346.8

a.	Includes a $69.0 million or $0.31 per pound loss on the redemption of FCX’s Gold-Denominated Preferred Stock, Series II.

North America Mining Product Revenues and Production Costs (Pro Forma)
Three Months Ended March 31, 2007
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Gold	Silver	Molybdenum	Other	Total
Revenues, after adjustments shown
below	$812.3	$812.3	$2.0	$4.5	$178.5	$3.5	$1,000.8

Site production and delivery, before
net noncash and nonrecurring
costs shown below	394.1	347.4	1.0	1.6	68.1	3.1	421.2
By-product credits	(161.4)	-	-	-	-	-	-
Treatment charges	22.0	21.5	0.2	0.3	-	-	22.0
Unit net cash costs	254.7	368.9	1.2	1.9	68.1	3.1	443.2
Depreciation and amortization	39.6	33.7	0.1	0.2	5.6	-	39.6
Noncash and nonrecurring costs, net	5.8	5.6	-	-	0.2	-	5.8
Total unit costs	300.1	408.2	1.3	2.1	73.9	3.1	488.6
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging	8.5	8.5	-	-	-	-	8.5
Idle facility and other non-
inventoriable costs	(10.0)	(10.0)	-	-	-	-	(10.0)
Gross profit	$510.7	$402.6	$0.7	$2.4	$104.6	$0.4	$510.7

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$1,000.8	$421.2	$39.6
Net noncash and nonrecurring costs
per above	N/A	5.8	N/A
Pre-acquisition amounts	(943.4)	(413.6)	(34.5)
Other North America operations	277.6	311.4	4.2
Purchase accounting impact	N/A	27.3	4.7
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging per above	8.5	N/A	N/A
Total North American mining
operations	343.5	352.1	14.0
Eliminations and other	1,959.4	600.0	102.3
As reported in FCX’s consolidated
financial statements	$2,302.9	$952.1	$116.3

North America Mining Product Revenues and Production Costs (Pro Forma)
Three Months Ended March 31, 2006
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Gold	Silver	Molybdenum	Other	Total
Revenues, after adjustments shown
below	$740.5	$740.5	$2.8	$4.8	$190.6	$3.1	$941.8

Site production and delivery, before
net noncash and nonrecurring
costs shown below	327.7	256.2	1.7	2.2	75.3	2.5	337.9
By-product credits	(191.1)	-	-	-	-	-	-
Treatment charges	22.5	21.2	0.5	0.8	-	-	22.5
Unit net cash costs	159.1	277.4	2.2	3.0	75.3	2.5	360.4
Depreciation and amortization	36.3	29.2	0.2	0.2	6.6	0.1	36.3
Noncash and nonrecurring costs, net	5.1	4.9	-	-	0.2	-	5.1
Total unit costs	200.5	311.5	2.4	3.2	82.1	2.6	401.8
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging	(374.8)	(374.8)	-	-	-	-	(374.8)
Idle facility and other non-
inventoriable costs	(6.8)	(6.8)	-	-	-	-	(6.8)
Gross profit	$158.4	$47.4	$0.4	$1.6	$108.5	$0.5	$158.4

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$941.8	$337.9	$36.3
Net noncash and nonrecurring costs
per above	N/A	5.1	N/A
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging per above	(374.8)	N/A	N/A
Purchase accounting impact	N/A	501.4	196.5
Eliminations and other	2,743.7	1,582.3	114.0
As reported in FCX's pro forma
consolidated financial results	$3,310.7	$2,426.7	$346.8

South America Mining Product Revenues and Production Costs (Pro Forma)
Three Months Ended March 31, 2007
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Gold	Silver	Total
Revenues, after adjustments shown
below	$828.1	$828.1	$16.7	$7.1	$851.9

Site production and delivery, before
net noncash and nonrecurring
costs shown below	252.5	243.1	7.3	2.8	253.2
By-product credits	(23.1)	-	-	-	-
Treatment charges	54.8	52.9	1.1	0.8	54.8
Unit net cash costs	284.2	296.0	8.4	3.6	308.0
Depreciation and amortization	44.1	43.1	0.7	0.3	44.1
Noncash and nonrecurring costs, net	0.7	0.7	-	-	0.7
Total unit costs	329.0	339.8	9.1	3.9	352.8
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging	57.1	57.6	(0.4)	(0.1)	57.1
Idle facility and other non-
inventoriable costs	(6.3)	(6.0)	(0.2)	(0.1)	(6.3)
Gross profit	$549.9	$539.9	$7.0	$3.0	$549.9

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$851.9	$253.2	$44.1
Net noncash and nonrecurring costs
per above	N/A	0.7	N/A
Treatment charges per above	(54.8)	N/A	N/A
Pre-acquisition amounts	(631.7)	(230.9)	(37.2)
Purchased metal	68.0	68.0	N/A
Purchase accounting impact	N/A	47.8	21.4
Eliminations and other	(28.8)	(22.8)	0.1
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging per above	57.1	N/A	N/A
Total South American mining
operations	261.7	116.0	28.4
Eliminations and other	2,041.2	836.1	87.9
As reported in FCX’s consolidated
financial statements	$2,302.9	$952.1	$116.3

South America Mining Product Revenues and Production Costs (Pro Forma)
Three Months Ended March 31, 2006
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Gold	Silver	Total
Revenues, after adjustments shown
below	$710.9	$710.9	$17.0	$6.2	$734.1

Site production and delivery, before
net noncash and nonrecurring
costs shown below	205.3	198.1	5.2	2.0	205.3
By-product credits	(23.2)	-	-	-	-
Treatment charges	42.2	40.5	1.3	0.4	42.2
Unit net cash costs	224.3	238.6	6.5	2.4	247.5
Depreciation and amortization	46.6	45.8	0.6	0.2	46.6
Noncash and nonrecurring costs, net	0.4	0.4	-	-	0.4
Total unit costs	271.3	284.8	7.1	2.6	294.5
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging	(45.9)	(39.2)	(4.8)	(1.9)	(45.9)
Idle facility and other non-
inventoriable costs	(4.3)	(4.0)	(0.2)	(0.1)	(4.3)
Gross profit	$389.4	$382.9	$4.9	$1.6	$389.4

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$734.1	$205.3	$46.6
Net noncash and nonrecurring costs
per above	N/A	0.4	N/A
Treatment charges per above	(42.2)	N/A	N/A
Purchased metal	45.1	45.0	N/A
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging per above	(45.9)	N/A	N/A
Purchase accounting adjustments	-	501.4	196.5
Eliminations and other	2,619.6	1,674.6	103.7
As reported in FCX’s pro forma
consolidated financial results	$3,310.7	$2,426.7	$346.8

Henderson Product Revenues and Production Costs (Pro Forma)
	Three Months Ended
	March 31,
(In Millions)	2007	2006
Revenues, after adjustments shown
below	$207.9	$201.4

Site production and delivery, before
net noncash and nonrecurring
costs shown below	38.9	33.8
Unit net cash costs	38.9	33.8
Depreciation and amortization	8.7	8.4
Noncash and nonrecurring costs, net	0.2	0.2
Total unit costs	47.8	42.4
Gross profit	$160.1	$159.0

Reconciliation to Amounts Reported
		Production	Depreciation
Three Months Ended March 31, 2007		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$207.9	$38.9	$8.7
Net noncash and nonrecurring costs
per above	N/A	0.2	N/A
Purchase accounting adjustments	N/A	N/A	1.7
Eliminations and other	2,095.0	913.0	105.9
As reported in FCX’s consolidated
financial results	$2,302.9	$952.1	$116.3

Reconciliation to Amounts Reported
		Production	Depreciation
Three Months Ended March 31, 2006		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$201.4	$33.8	$8.4
Net noncash and nonrecurring costs
per above	N/A	0.2	N/A
Eliminations and other	3,109.3	2,392.7	338.4
As reported in FCX’s pro forma
consolidated financial results	$3,310.7	$2,426.7	$346.8

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our expectations regarding future performance. Forward-looking statements are all statements other than historical facts, such as those regarding anticipated sales volumes, ore grades, milling rates, commodity prices, selling, general and administrative expenses, unit net cash costs, operating cash flows, royalty costs, capital expenditures, reclamation and closure costs, environmental expenditures, litigation expenses and liabilities, the impact of copper, gold and molybdenum price changes, the impact of changes in deferred intercompany profits on earnings, projected debt and cash balances, treatment charge rates, depreciation rates, exploration efforts and results, dividend payments, liquidity and other financial commitments. Accuracy of the forward-looking statements depends on assumptions about events that change over time and is thus susceptible to periodic change based on actual experience and new developments. We caution readers that we assume no obligation to update or publicly release any revisions to the forward-looking statements in this Form 10-Q and, except to the extent required by applicable law, do not intend to update or otherwise revise the forward-looking statements more frequently than quarterly. Additionally, important factors that might cause future results to differ from these forward-looking statements include mine sequencing, production rates, industry risks, regulatory changes, commodity prices, political risks, weather-related risks, labor relations, environmental risks, litigation results, currency translation risks and other factors described in more detail under the heading “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
For information about changes in our market risks since the year ended December 31, 2006, see “Disclosures About Market Risks” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures
On March 19, 2007, Freeport McMoRan Copper & Gold Inc. (FCX) completed its acquisition of Phelps Dodge Corporation (Phelps Dodge), at which time Phelps Dodge became a wholly owned subsidiary of FCX. For accounting purposes, FCX was designated the acquiring entity.

FCX considers the acquisition of Phelps Dodge material to the results of its operations, financial position and cash flows from the date of acquisition through March 31, 2007, and believes that the internal controls and procedures of Phelps Dodge have a material effect on FCX’s internal control over financial reporting. FCX is integrating the Phelps Dodge operations and has extended its Sarbanes-Oxley Act Section 404 compliance program to include Phelps Dodge. FCX will report on its assessment of its combined operations within the time provided by the Sarbanes-Oxley Act and applicable rules relating to business acquisitions.

Although FCX has generally maintained its disclosure controls and procedures that were in effect prior to the acquisition, since the acquisition there have been changes in FCX’s internal control over financial reporting, including preparation of the consolidated financial statements and changes of personnel with direct responsibility for financing reporting. FCX believes these changes have not negatively affected its internal control over financial reporting.

In addition, as a matter of course, FCX continues to update its internal controls over financial reporting as necessary to accommodate any modifications to its business processes or accounting procedures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Environmental Proceedings

Pinal Creek

The Pinal Creek site was listed under the Arizona Department of Environmental Quality’s (ADEQ) Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by members of the Pinal Creek Group (PCG), consisting of Phelps Dodge Miami, Inc. (a wholly owned subsidiary of Phelps Dodge) and two other companies. In 1998, the District Court approved a Consent Decree between the PCG members and the state of Arizona resolving all matters related to an enforcement action contemplated by the state of Arizona against the PCG members with respect to the groundwater matter. The Consent Decree committed Phelps Dodge Miami, Inc. and the other PCG members to complete the remediation work outlined in the Consent Decree. That work continues at this time pursuant to the Consent Decree and consistent with state law and the National Contingency Plan prepared by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA).

Phelps Dodge Miami, Inc. and the other PCG members have been pursuing contribution litigation against three other parties involved with the site. Phelps Dodge Miami, Inc. dismissed its contribution claims against one defendant when another PCG member agreed to be responsible for any share attributable to that defendant. Phelps Dodge Miami, Inc. and the other members of the PCG settled their contribution claims against another defendant in April 2005. While the terms of the settlement are confidential, the proceeds of the settlement will be used to address remediation at the Pinal Creek site. The trial on the issue of allocating liability has been postponed because of a discovery dispute and related orders and appeals, and has not yet been rescheduled.

Approximately $96 million based on discounted present value calculations remained in the Pinal Creek remediation reserve at March 31, 2007. While recoveries or payments may result from the contribution litigation, we cannot reasonably estimate the amount and, therefore, have not taken this into consideration in the recorded reserve.

New Mexico Closure Permits

Litigation is pending regarding closure permits issued by the New Mexico Environmental Department for the Phelps Dodge Tyrone, Inc. (Tyrone) and Chino Mines Company (Chino) operations. Tyrone appealed a decision by the New Mexico Water Quality Control Commission (WQCC) upholding certain conditions imposed by the New Mexico Environment Department in Tyrone’s Supplemental Discharge Permit for Closure, DP-1341. Phelps Dodge Tyrone, Inc. v. New Mexico Water Quality Control Commission, No. 25027. In this case, Tyrone objected to permit conditions requiring Tyrone to perform approximately $75 million of additional closure work. On June 15, 2006, the New Mexico Court of Appeals issued its decision overturning two permit conditions that Tyrone had challenged in its closure permit. The New Mexico Supreme Court denied Petitions for Certiorari and the case has been remanded by the Court of Appeals to WQCC for further proceedings to address the Court of Appeals decision and a hearing before the WQCC is set for June 12, 2007.

Chino’s Supplemental Discharge Permit for Closure, DP-1340, was appealed by a third party, whose appeal was dismissed by WQCC on procedural grounds. WQCC’s decision dismissing the appeal was overturned by the New Mexico Court of Appeals. Gila Resources Information Project v. New Mexico Water Quality Control Commission, No. 24478. The permit decision has been remanded to WQCC for further proceedings. WQCC has postponed the hearing on the Chino closure permit pending a report by the parties on settlement discussions, which are ongoing.

Arizona Notice of Violation (NOV) - Sierrita operations

In September and October 2006, ADEQ sent NOVs to the Phelps Dodge Sierrita operations in southeastern Arizona. The two NOVs alleged certain visibility and permit violations associated with dust emissions from Sierrita’s tailing facility during high-wind events. No action has been filed at this time and Sierrita has responded to the NOVs by acknowledging that dust likely did exceed a certain visibility standard, but denying the other allegations. Sierrita has implemented response actions that ADEQ has accepted, and has entered into discussions with ADEQ to seek to resolve the NOVs.

EPA Notice re Violation of Consent Decree - Sierrita operations

In September 2006, EPA notified Phelps Dodge Sierrita, Inc. (PDSI) of the possible assessment of stipulated penalties arising from deviations from certain provisions of a Consent Decree dated June 21, 2004, by and among PDSI, the United States and ADEQ, entitled United States and the State of Arizona v. Phelps Dodge Sierrita, Inc. No. CIV 04-312 TUC FRZ. PDSI is preparing to enter into negotiations with EPA and ADEQ concerning the potential assessment of the stipulated penalties.

Asbestos Claims

Since approximately 1990, Phelps Dodge or its subsidiaries have been named as a defendant in a large number of product liability or premises lawsuits claiming injury from exposure to asbestos found in electrical wire products produced or marketed many years ago, or from asbestos at certain Phelps Dodge properties. We believe our liability, if any, in these matters will not have a material adverse effect, either individually or in the aggregate, upon our business, financial condition, liquidity, results of operations or cash flow. There can be no assurance, however, that future developments will not alter this conclusion.

Antitrust Claims

Columbian Chemicals Company (Columbian), formerly a subsidiary of Phelps Dodge, together with several other companies, is a defendant in an action entitled Technical Industries, Inc. v. Cabot Corporation, et al., No. CIV 03-10191 WGY, filed on January 30, 2003, in the U.S. District Court in Boston, Massachusetts, and 14 other actions filed in four U.S. district courts, on behalf of a purported class of all individuals or entities who purchased carbon black directly from the defendants since January 1999. The Judicial Panel on Multidistrict Litigation consolidated all of these actions in the U.S. District Court for the District of Massachusetts under the caption In Re Carbon Black Antitrust Litigation. The consolidated amended complaint, which alleges that the defendants fixed the prices of carbon black and engaged in other unlawful activities in violation of the U.S. antitrust laws, seeks treble damages in an unspecified amount and attorney’s fees. The court certified a class that includes all direct purchasers of carbon black in the United States from January 30, 1999 through January 18, 2005. On March 20, 2007, the court approved a $4 million settlement by one group of defendants. The motion for summary judgment filed by Columbian and the other remaining defendants is still pending. The court has scheduled a trial date of July 23, 2007, if the motion is not granted.

A separate action entitled Carlisle Companies Incorporated, et al. v. Cabot Corporation, et al., was filed against Columbian and other defendants on behalf of a group of affiliated companies that opted out of the federal class action. This action, which asserts similar claims as the class action, was filed in the Northern District of New York on July 28, 2005, but was transferred to the District of Massachusetts, where the class action is pending, and was consolidated with the class action for pretrial purposes. No separate proceedings have occurred in this action, which is not subject to the summary judgment motion in the class action.

Actions are pending in state courts in California, Florida, Kansas, South Dakota and Tennessee on behalf of purported classes of indirect purchasers of carbon black in those and six other states, alleging violations of state antitrust and deceptive trade practices laws. Motions to dismiss are pending in the Kansas and South Dakota actions. A motion for class certification has been filed in the Tennessee action.

Similar actions filed in state courts in New Jersey and North Carolina, and additional actions in Florida and Tennessee, have been dismissed. Columbian also received a demand for relief on behalf of indirect purchasers in Massachusetts, but no lawsuit has been filed.

Phelps Dodge retained responsibility for the claims against Columbian pursuant to the agreement for the sale of Columbian. Columbian has committed to provide appropriate assistance to defend these matters. We believe the claims are without merit and intend to defend the lawsuits vigorously.

Shareholder Litigation

Phelps Dodge and its directors were named as defendants in three actions brought on behalf of a purported class of all shareholders of Phelps Dodge, one filed in the Supreme Court of the State of New York, County of New York (Phillips v. Phelps Dodge Corporation, et al., No. 06604255, filed December 12, 2006) and two in the Superior Court of the state of Arizona, county of Maricopa, (Nathanson v. Phelps Dodge Corporation, et al., No. CV2006-017963, filed November 22, 2006, and Knisley v. Phelps Dodge Corp. et al., No. CV2006-053422, filed December 14, 2006), alleging that the directors breached their fiduciary duties when they approved the proposed merger of Phelps Dodge and FCX. We were also named as a defendant in the Knisley case. The complaints in these actions seek various forms of injunctive relief, including prohibition of the consummation of the merger, imposition of a constructive trust on any benefits improperly received by the defendants, an accounting for any damages sustained by the purported class members, and costs and disbursements, including plaintiffs’ attorney fees.

We have entered into a memorandum of understanding with the plaintiffs with respect to a settlement of the three cases. Pursuant to this agreement in principle, we agreed that if, within 12 months after the closing of the merger, we sell all or substantially all of the capital stock or assets of Phelps Dodge, we will pay $125 million in additional pro rata consideration (less any fees awarded to plaintiffs’ counsel with respect to such consideration) to the shareholders of Phelps Dodge who received the merger consideration in the merger. In addition, Phelps Dodge agreed to make additional disclosures beyond the information provided in the definitive joint proxy statement/prospectus, which was provided in a Current Report on Form 8-K filed March 9, 2007.

The settlement is subject to agreement on a stipulation of settlement and court approval after notice to the class members.

Arizona Water Rights

Arizona surface water law is based on the doctrine of prior appropriation (first in time, first in right) and permits the water right holder the right to use public waters for a statutorily defined beneficial use, at a designated location. Arizona has initiated two water rights adjudications in order to quantify and prioritize all of the surface water rights and water right claims to two of the state’s river systems and sources. Groundwater is not subject to the adjudication; however, wells may be adjudicated to the extent that they are found to produce or impact surface water. The two cases that could potentially impact Phelps Dodge’s surface water rights and claims (including some wells) are entitled In Re The General Adjudication of All Rights to Use Water in the Little Colorado Water System and Source, Arizona Superior Court, Apache County, Cause No. 6417 (1978) and In Re The General Adjudication of All Rights to Use Water in the Gila River System and Source, Arizona Superior Court, Maricopa County, Cause Nos. W-1 (Salt), W-2 (Verde), W-3 (Upper Gila), W-4 (San Pedro), (1974). The major parties in addition to Phelps Dodge in these matters are: the State of Arizona, Arizona Public Service Company, the Gila Valley Irrigation District, the San Carlos Irrigation and Drainage District, the Salt River Project, the San Carlos Apache Tribe, the Gila River Indian Community, and the United States on behalf of those Tribes, on its own behalf, and on the behalf of the White Mountain Apache Tribe, Ft. McDowell Mohave-Apache Indian Community, Salt River Pima-Maricopa Indian Community, the Payson Community of Yavapai Apache Indians, the Navajo Nation, the Hopi Indian Tribe, and the San Juan Southern Paiute Tribe.

Phelps Dodge has four active operations in Arizona: Morenci, Miami, Sierrita and Bagdad. Each facility requires water for operational and related support facilities. With the exception of Bagdad, each operation is located in a watershed subject to ongoing surface water adjudication. Each operation has sufficient water claims in the ongoing adjudications to cover operational demands. In many instances, the water supply comes from a variety of possible sources.

Other Water Adjudications and Settlements

Gila River Indian Community Water Settlement

In 1988, Phelps Dodge executed a settlement agreement with the Gila River Indian Community (the Community). The Phelps Dodge settlement with the Community was later incorporated into the comprehensive Gila River Settlement which was authorized by federal legislation passed in December 2004. The legislation authorizing the settlement provided that the parties must obtain necessary court approval and that the Secretary of Interior must make certain findings by December 31, 2007 in order for the settlement to become enforceable. The remaining contractual obligations prior to December 31, 2007 include participation on a technical committee for implementation of certain aspects of the settlement, and cooperation to obtain court approval of the settlement. Our remaining payment obligations may not occur until up to seven years after December 31, 2007. The exact payment date is dependent on the outcome of future water exchange negotiations.

Gila River Indian Community

In 1988, the Community intervened in United States v. Gila Valley Irrigation District, et al., and Globe Equity No. 59. The underlying actions were initiated by the United States in 1925 to settle conflicting claims to water rights in certain portions of the Gila River watershed, although Phelps Dodge was dismissed as a defendant in March 1935. In 1935, the Court entered a decree setting forth the water rights of numerous parties, minus Phelps Dodge, but retained jurisdiction of the case. The 1988 intervention does not name Phelps Dodge as a defendant; however, it does name the Gila Valley Irrigation District as a defendant which could affect the approximately 3,000 acre-feet of water that Phelps Dodge has the right to divert annually from Eagle Creek, Chase Creek or the San Francisco River pursuant to decreed rights and an agreement between Phelps Dodge and the Gila Valley Irrigation District.

During 1997, 1998 and 2007, Phelps Dodge purchased additional water rights that are subject to this litigation. As a result, Phelps Dodge has been named and served as a party in this case. The lands and associated water rights are not currently used in connection with any Phelps Dodge mining operation.

The Miami operation’s predecessor (formerly named Cyprus Miami Mining Corporation) was named and served as a defendant in this action in 1989. These proceedings potentially affect water rights associated with Miami holdings in the Gila River watershed.

Various Indian Tribes

Prior to January 1, 1983, various Indian tribes filed several suits in Arizona Federal Court claiming superior rights to use waters, which at present are being used by many water users, including Phelps Dodge, and claiming damages for prior use in derogation of their allegedly superior rights. These federal proceedings have been stayed pending state court adjudication.

Tohono O’odham Nation

Cyprus Sierrita Corporation, a subsidiary of Phelps Dodge, was a defendant in United States, et al. v. City of Tucson, et al., No. CIV 75-39 (D. Ariz.). This is a consolidation of several actions seeking a declaration of the rights of the United States, the Tohono O’odham Nation (the Nation), and individual allottees of the Nation, to surface water and groundwater in the Santa Cruz River watershed; damages from the defendants’ use of surface water and groundwater from the watershed in derogation of those rights; and injunctive relief. Federal legislation has been passed authorizing a settlement. The parties have until

December 31, 2007, to finalize the agreements and meet certain obligations for the settlement to become enforceable. The outcome of this dispute could impact water right claims associated with the operations at Sierrita, and miscellaneous land holdings in the Santa Cruz River watershed.

Item 1A. Risk Factors.

FINANCIAL RISKS

Our substantial indebtedness, including the indebtedness incurred in connection with our recent acquisition of Phelps Dodge, could adversely affect our operating results and financial condition.
We incurred significant debt to fund a portion of the cash consideration paid to the Phelps Dodge shareholders in our acquisition of Phelps Dodge. As of March 31, 2007, the outstanding principal amount of our indebtedness was approximately $12.0 billion (excluding unused availability under our revolving credit facility of approximately $1.4 billion after giving effect to outstanding letters of credit). Our level of indebtedness could have important consequences. For example, it could:

•	make it difficult for us to satisfy our debt obligations;
•	increase our vulnerability to general adverse economic and industry conditions;
•
require us to dedicate a substantial portion of our cash flow from operations and proceeds of equity issuances or asset sales to payments on our indebtedness, thereby reducing the availability of cash flows to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;
•	place us at a competitive disadvantage to our competitors that have less debt;
•	limit our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions and debt service requirements and other financing needs; and
•	increase our interest expense if interest rates in general increase, because a substantial portion of our indebtedness bears interest at floating rates.

In addition, we may need to incur additional indebtedness in the future in the ordinary course of business. The terms of our new senior credit facilities and other agreements governing our indebtedness allow us to incur additional debt, subject to limitations. If new debt is added to current debt levels, the risks described above could intensify. Further, if future debt financing is not available to us when required or is not available on acceptable terms, we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or refinance maturing debt, any of which could have a material adverse effect on our operating results and financial condition. Most of the financial assurance provided for our southwestern U.S. mines requires a demonstration that we meet financial tests showing our capability to perform the required closure and remediation. Demonstrations of financial capability have been made for all of the financial assurance for our Arizona mines. We maintain a part of our financial assurance using financial strength tests in New Mexico and Arizona. However, a portion of our financial assurance requirements might be required to be supplied in another form, such as letters of credit, real property collateral or cash. Moreover, our ability to satisfy financial tests or utilize third-party guarantees for financial assurance with respect to reclamation obligations may be adversely affected if our credit ratings continue to be rated below investment grade and we are unable to pass the affirmative financial tests.

The agreements governing our indebtedness contain provisions that limit our discretion in the operation of our business and require us to meet financial maintenance tests and other covenants. The failure to comply with such tests and covenants could have a material adverse effect on us.
The agreements governing our indebtedness contain covenants that restrict our ability to:

•	incur additional indebtedness;
•	engage in transactions with affiliates;
•	create liens on our assets;
•	make payments in respect of, or redeem or acquire, debt or equity issued by us or our subsidiaries, including the payment of dividends on our common stock;
•	make acquisitions of new subsidiaries;
•	make investments in, or loans, to entities that we do not control, including joint ventures;
•	use assets as security in other transactions;
•	sell assets, subject to certain exceptions;
•	merge with or into other companies;
•	enter into sale and leaseback transactions;
•	enter into unrelated businesses;
•	enter into agreements or arrangements that restrict the ability of certain of our subsidiaries to pay dividends or other distributions;
•	prepay indebtedness; and
•	enter into certain new hedging transactions other than in the ordinary course of business.

In addition, our senior credit facilities require that we meet specified financial tests at any time that borrowings are outstanding under our revolving credit facility, including a leverage ratio test and a secured leverage ratio test.

Any failure to comply with the restrictions of our senior credit facilities or any agreement governing our other indebtedness may result in an event of default. Such default may allow the creditors to accelerate the related debt, which may trigger cross-acceleration or cross-default provisions in other debt agreements. Our assets and cash flow may not be sufficient to fully repay borrowings under our debt instruments that are accelerated upon an event of default.

If we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our senior credit agreements at maturity or in the event of a default, the lenders under our senior credit facilities could terminate their commitments thereunder, cease making further loans, declare all borrowings outstanding (together with accrued interest and other fees) immediately due and payable and institute foreclosure proceedings against the security. Any such actions could force us into bankruptcy or liquidation.

We need significant amounts of cash to service our debt. If we are unable to generate sufficient cash to service our debt, our financial condition and results of operations could be negatively affected.
We must generate significant amounts of cash to service and repay our debt. Our ability to generate cash will be affected by general economic, financial, competitive and other factors that may be beyond our control. Future borrowings may not be available to us under our senior credit facilities or from the capital markets in amounts sufficient to pay our obligations as they mature or to fund other liquidity needs. If we are not able to obtain such borrowings or generate sufficient cash from operations to service and repay our indebtedness, we will need to refinance our indebtedness to avoid any default. Such refinancing may not be available on favorable terms or at all. The inability to service, repay or refinance our indebtedness could negatively affect our financial condition and results of operations.

Declines in the market prices of copper, gold and molybdenum could adversely affect our earnings and cash flows and, therefore, our ability to repay debt. Such declines could also cause significant volatility in our financial performance and adversely affect the trading prices of our debt and equity securities.
Our earnings and cash flows will be affected significantly by the market prices of copper and, to a lesser extent, gold and molybdenum. The world market prices of these commodities have fluctuated historically and are affected by numerous factors beyond our control. Many financial analysts who follow the metals markets are predicting that copper prices will decline significantly from their current, historically high levels over the next few years. A decline in the world market price of one or more of these commodities could adversely affect our earnings and cash flows and, therefore, could adversely affect the ability to repay our debt and depress the trading prices of our common and preferred stock and of our publicly traded debt securities.

World copper prices have historically fluctuated widely. During the two years ended December 31, 2006, LME daily closing spot prices ranged from $1.39 to $3.99 per pound for copper. World copper prices are affected by numerous factors beyond our control, including:

•	the strength of the U.S. economy and the economies of other industrialized and developing nations, including China, which has become the largest consumer of refined copper in the world;
•	available supplies of copper from mine production and inventories;
•	sales by holders and producers of copper;
•	demand for industrial products containing copper;
•	investment activity, including speculation, in copper as a commodity;
•	the availability and cost of substitute materials; and
•	currency exchange fluctuations, including the relative strength or weakness of the U.S. dollar.

World gold prices have historically fluctuated widely. During the two years ended December 31, 2006, the daily closing prices on the London spot market ranged from $411 to $726 per ounce for gold. World gold prices are affected by numerous factors beyond our control, including:

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

Molybdenum prices also fluctuate widely, even more so than copper. Molybdenum demand depends primarily on the global steel industry, which uses the metal as a hardening and corrosion inhibiting agent. Approximately 80 percent of molybdenum production is used in this application. The remainder is used in specialty chemical applications such as catalysts, water treatment agents and lubricants. Approximately 65 percent of global molybdenum production is a by-product of copper mining, which is relatively insensitive to molybdenum prices. During the two years ended December 31, 2006, the Metals Week Dealer Oxide price for molybdenum ranged from $20.50 to $40.00 per pound. Molybdenum prices are affected by numerous factors beyond our control, including:

•	the worldwide balance of molybdenum demand and supply;
•	rates of global economic growth, especially construction and infrastructure activity that requires significant amounts of steel;
•	the volume of molybdenum produced as a by-product of copper production;
•	inventory levels;

•	currency exchange fluctuations, including the relative strength of the U.S. dollar; and
•	production costs of U.S. and foreign competitors.

Our 2007 copper price protection program may cause significant volatility in our financial performance.
At March 31, 2007, we had in place zero-premium copper collars (consisting of both put and call options) for approximately 486 million pounds of our expected 2007 copper sales. For 2007, the annual average LME call strike price (ceiling) for our zero-premium copper collars is $2.00 per pound. At March 31, 2007, we also had in place copper put options for approximately 730 million pounds of our expected 2007 copper sales, with an annual average LME put strike price (floor) of $0.95 per pound for 2007. In accordance with generally accepted accounting principles in the U.S., transactions under the 2007 copper price protection programs do not qualify for hedge accounting treatment and are adjusted to fair market value based on the forward-curve price and implied volatility as of the last day of the reporting period, with the gain or loss recorded in revenues. These adjustments represent non-cash events as the contracts are settled in cash only after the end of 2007 based on the annual average LME copper price. The 2007 copper price protection program resulted in charges to revenues totaling $38.1 million ($23.2 million to net income or $0.10 per share) for the first quarter of 2007.

Movements in foreign currency exchange rates or interest rates could negatively affect our operating results.
Substantially all of our revenues and a significant portion of our costs are denominated in U.S. dollars; however, some of our costs, and certain of our asset and liability accounts, are denominated in Indonesian rupiah, Chilean pesos, Peruvian nuevos soles, Australia dollars, Euros and other foreign currencies. As a result, we will be generally less profitable when the U.S. dollar weakens in relation to these foreign currencies.

As of March 31, 2007, approximately 48 percent of outstanding debt of approximately $12 billion was subject to variable interest rates. Increases in these rates will increase our interest costs and reduce our profits and operating cash flows.

From time to time, we may implement currency or interest rate hedges intended to reduce our exposure to changes in foreign currency exchange or interest rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange or interest payments will continue to be subject to market fluctuations.

 OPERATIONAL RISKS

The volume and grade of ore reserves that we recover and our rate of production may be more or less than anticipated. In addition, our exploration activities may not result in additional discoveries.
Our ore reserve amounts are determined in accordance with established mining industry practices and standards, but are estimates of the mineral deposits that can be recovered economically and legally based on currently available data. Ore bodies may not conform to standard geological expectations, and estimates may change as new data becomes available. Because ore bodies do not contain uniform grades and types of minerals, our metal recovery rates will vary from time to time. There are also uncertainties inherent in estimating quantities of ore reserves and copper recovered from stockpiles. The quantity of copper contained in mill and leach stockpiles is based on surveyed volumes of mined material and daily production records. The volume and grade of ore reserves recovered, rates of production and recovered copper from stockpiles may be less than anticipated. Additionally, because the determination of reserves is based partially on historical selling prices, a prospective decrease in such prices may result in a reduction in economically recoverable, and therefore reported, ore reserves. These factors may result in variations in the volumes of mineral reserves that we report and the volume of minerals that we can sell from period to period.

Our ability to replenish our ore reserves is important to our long-term viability. Our exploration programs may not result in the discovery of sufficient additional mineral deposits that can be mined profitably.

Our business is subject to operational risks that are generally outside of our control and could adversely affect our business.
Mines by their nature are subject to many operational risks and factors that are generally outside of our control and could adversely affect our business, operating results and cash flows. These operational risks and factors include the following:

•	unanticipated ground and water conditions;
•	adverse claims to water rights;
•	geological problems, including earthquakes and other natural disasters;
•	metallurgical and other processing problems;
•	the occurrence of unusual weather or operating conditions and other force majeure events;
•	lower than expected ore grades or recovery rates;
•	accidents;
•	delays in the receipt of or failure to receive necessary government permits;
•	the results of litigation, including appeals of agency decisions;
•	uncertainty of exploration and development;
•	delays in transportation;
•	labor disputes;
•	inability to hire and retain a sufficient number of skilled employees;
•	inability to obtain satisfactory insurance coverage;
•	unavailability of materials and equipment; and
•	the failure of equipment or processes to operate in accordance with specifications or expectations.

Increased energy and other production costs could reduce our profitability and cash flow.
Our production costs have increased significantly in recent years, primarily because of higher costs of energy and other consumables, higher mining costs and higher labor costs (including pension and health-care costs).

Energy represents a significant portion of our production costs. Our principal energy sources are electricity, purchased petroleum products, natural gas and coal. Because energy represents a significant portion of our production costs, an inability to procure sufficient energy at reasonable prices could adversely affect our profits and cash flow.

Our production costs also are affected by the prices of commodities we consume or use in our operations, such as sulfuric acid, grinding media, steel, reagents, liners, explosives and diluents. The prices of such commodities are influenced by supply and demand trends affecting the copper industry in general and other factors outside our control, and such prices are at times subject to volatile movements. Increases in the cost of these commodities could make our operations less profitable, even in an environment of relatively high copper prices. Increases in the costs of commodities that we consume or use may also significantly affect the capital costs of new projects.

In addition to the usual risks encountered in the mining industry, our Indonesian operations involve additional risks because they are located on unusually difficult terrain in a very remote area.
Our Grasberg mining operations are located in steeply mountainous terrain in a very remote area in Indonesia. Because of these conditions, we have had to overcome special engineering difficulties and develop extensive infrastructure facilities. In addition, the area receives considerable rainfall, which has led to periodic floods and mudslides. The mine site is also in an active seismic area and has experienced earth tremors from time to time. Our insurance may not sufficiently cover an unexpected natural or operating disaster.

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

ENVIRONMENTAL RISKS

Our domestic and international operations are subject to complex and evolving environmental laws and regulations, and compliance with environmental and regulatory requirements involves significant costs.
Our domestic operations are subject to various federal, state and local environmental laws and regulations relating to improving or maintaining environmental quality. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault and may also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested many years ago. The federal Clean Air Act has had a significant impact, particularly on our domestic smelter and power plants. We also have potential liability for certain U.S. sites we currently operate or formerly operated and for certain third-party sites under the federal Superfund law and similar state laws. We are also subject to claims for natural resource damages where the release of hazardous substances is alleged to have injured natural resources.

Our mining operations and exploration activities, both in the U.S. and elsewhere, are subject to extensive laws and regulations governing exploration, development, production, exports, taxes, labor standards, occupational health, mine safety, toxic substances, waste disposal, protection and remediation of the environment, protection of endangered and protected species, and other matters. Compliance with these laws and regulations imposes substantial costs and subjects us to significant potential liabilities.

In addition to the cost of ongoing environmental regulation, we incur significant costs for remediating environmental conditions and monitoring remediation efforts on properties that we owned or operated in the past, or that were owned or operated by companies we acquired or affiliates of those companies, including properties that have been out of production for many years.

The environmental laws and regulations that apply to us are complex and continuously evolving, and they vary considerably from country to country. Costs associated with environmental and regulatory compliance have increased over time, and we expect these costs to continue to increase in the future. In addition, environmental laws and regulations may change in ways that could adversely affect our operations or financial results. The costs of environmental obligations may exceed the reserves that we have established for such liabilities.

Although the Kyoto Protocol, established in December 1997, has not been ratified by the U.S., several states have initiated potential legislative action on climate change in late 2006 and early 2007. During 2007, the United States Congress may consider federal legislation on climate change, which could increase future energy costs. We are evaluating the impact of potential climate change programs on our operations.

Mine closure regulations impose substantial costs on our operations.
Our domestic operations are subject to various federal and state mine closure and mined-land reclamation laws. The requirements of these laws vary depending upon the jurisdiction. Over the last several years, there have been substantial changes in these laws and regulations in the states in which our mines are located, as well as changes in the regulations promulgated by the federal Bureau of Land Management (BLM) for mining operations located on federal public lands. The amended BLM regulations governing reclamation for mining on federal lands will likely increase our regulatory obligations and compliance costs over time. As estimated costs increase, our domestic mines are required to post increasing amounts of financial assurance to ensure the availability of funds to meet future closure and reclamation obligations.

Our New Mexico financial assurance amounts at March 31, 2007, which reflected reductions for work completed through 2006 and agreed upon by the New Mexico Environment Department and Mining Minerals Division, were $185 million for Chino and $29 million for Cobre. As of April 23, 2007, Tyrone’s financial assurance requirement was adjusted to $218 million. Up to 70 percent of the financial assurance for Chino, Tyrone and Cobre is in the form of guarantees issued by Phelps Dodge on behalf of our operating subsidiaries and the balance is in the form of real property collateral, letters of credit and cash. These amounts may change based on the completion of additional permitting procedures, final agency determinations and the results of administrative appeals, which could result in changes to the closure and reclamation plans and lead to increases in the cost estimates and our related financial assurance obligations.

At March 31, 2007, we had accrued closure costs of approximately $71 million for our Arizona operations. The amount of financial assurance currently demonstrated for Arizona closure and reclamation activities is approximately $183 million. We have also approved mined-land reclamation plans and financial assurance in place for our two Colorado mines totaling approximately $81 million.

Most of the financial assurance provided for our U.S. mines requires that we meet financial tests that demonstrate our capability to perform the required closure and remediation. We have satisfactorily demonstrated our financial capability for all of the financial assurances given for our Arizona mines. We maintain a part of our financial assurance using financial strength tests in New Mexico and Arizona. However, a portion of our financial assurance requirements might be required to be supplied in another form, such as letters of credit, real property collateral or cash.

In recent years, many surety companies have begun to require a significant level of collateral to support surety bonds, and the costs associated with such bonds have increased significantly. As a result, if surety bonds are unavailable at commercially reasonable terms to support our financial assurance obligations, we could be required to post other collateral or cash or cash equivalents directly in support of those obligations.

In addition, our international mines are subject to various mine closure and mined-land reclamation laws, and there have recently been significant changes in closure and reclamation programs in both Peru and Chile that impose more stringent obligations on us for closure and reclamation.

Our mining operations in Indonesia create difficult and costly environmental challenges, and future changes in environmental laws, or unanticipated environmental impacts from those operations, could require us to incur increased costs.
Mining operations on the scale of our operations in Papua involve significant environmental risks and challenges. Our primary challenge is to dispose of the large amount of crushed and ground rock material, called tailings, that results from the process by which we physically separate the copper-, gold- and silver-bearing materials from the ore that we mine. Our tailings management plan, which has been approved by the Government of Indonesia, uses the river system near our mine to transport the tailings to the lowlands where the tailings and natural sediments are deposited in a controlled area contained within an engineered levee system that will be revegetated. We incurred aggregate costs relating to tailings management of $3.6 million in the first three months of 2007, $12.8 million in 2006 and $8.7 million in 2005.

Another major environmental challenge is managing overburden, which is the rock that must be moved aside in the mining process in order to reach the ore. In the presence of air, water and naturally occurring bacteria, some overburden can cause acid rock drainage, or acidic water containing dissolved metals which, if not properly managed, can have a negative impact on the environment.

Certain Indonesian governmental officials have from time to time raised issues with respect to our tailings and overburden management plans, including a suggestion that we implement a pipeline system rather than our river deposition system for tailings disposal. Because our mining operations are remotely located in steep mountainous terrain and in an active seismic area, a pipeline system would be costly, difficult to construct and maintain, and more prone to catastrophic failure, and could therefore involve significant potentially adverse environmental issues. Based on our own studies and others conducted by third parties, we do not believe that a pipeline system is necessary or practical.

In March 2006, the Indonesian Ministry of Environment announced the preliminary results of its PROPER (Program for Pollution Control, Evaluation and Rating) environmental management audit, acknowledging the effectiveness of PT Freeport Indonesia’s environmental management practices in some areas while making several suggestions for improvement in others. We are working with the Ministry of Environment to address the issues raised as it completes the audit process.

We plan to continue to spend significant financial and managerial resources on environmental compliance related to our Indonesian operations. In addition, changes in Indonesian environmental laws or unanticipated environmental impacts from our operations could require us to incur significant unanticipated costs.

INTERNATIONAL RISKS

Our acquisition of Phelps Dodge in March 2007 has broadened the geographical scope of our operations, thereby broadening the range of political, social and geographic risks to which we are exposed.
Prior to our acquisition of Phelps Dodge, our primary operating assets were located in Indonesia, and our business could be adversely affected by Indonesian political, economic and social uncertainties, in addition to the usual risks associated with conducting business in a foreign country. As a result of the Phelps Dodge acquisition, we now also conduct mining operations in the U.S. and have expanded our international operations to Chile and Peru. We also have a significant development project in the Democratic Republic of Congo, which is expected to begin production by early 2009. Accordingly, our business may also be adversely affected by political, economic and social uncertainties in each of these countries, in addition to the usual risks associated with conducting business in a foreign country.

Such risks include (1) forced modification of existing contracts, (2) changes in a country’s laws and policies, including those relating to labor, taxation, royalties, divestment, imports, exports, trade regulations, currency and environmental matters, (3) political instability and civil strife, (4) exchange controls, and (5) the risk of having to submit to the jurisdiction of a foreign court or arbitration panel or having to enforce the judgment of a foreign court or arbitration panel against a sovereign nation within its own territory. We may also be subject to the risk of expropriation, and our insurance does not cover losses caused by expropriation.

Our Grasberg mine in Papua, Indonesia remains our most significant operating asset, and because it is located in the Republic of Indonesia, our business may continue to be adversely affected by Indonesian political, economic and social uncertainties.
Indonesia has faced political, economic and social uncertainties, including separatist movements and civil and religious strife in a number of provinces. In particular, several separatist groups are opposing Indonesian rule over the province of Papua, where our Grasberg mine is located, and have sought political independence for the province. In response, Indonesia enacted regional autonomy laws, which became effective January 1, 2001. The manner in which the new laws are being implemented and the degree of political and economic autonomy that they may bring to individual provinces, including Papua, are uncertain and are ongoing issues in Indonesian politics. In Papua, there have been sporadic attacks on civilians by separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military. Social, economic and political instability in Papua could materially and adversely affect us if it results in damage to our property or interruption of our activities.

Maintaining a good working relationship with the Indonesian government is important to us because our mining operations there are among Indonesia’s most significant business enterprises and are conducted pursuant to a Contract of Work with the Indonesian government. Partially because of their significance to Indonesia’s economy, the environmentally sensitive area in which they are located, and the number of people employed, our operations are occasionally the subject of criticism in the Indonesian press and in political debates, and have been the target of protests and occasional violence.

Most recently, Grasberg operated at reduced mining and milling rates during a four-day period from April 18 to April 21 as a result of peaceful protests by certain workers regarding benefits. The protests ended on April 21 with an agreement on a framework for minimum wages for its workers and Grasberg has returned to normal operations. The impacts to production were not significant.

We cannot predict whether additional incidents will occur that could disrupt our Indonesian operations, or whether similar incidents may occur in other countries that could affect our other operations. If additional protests or other disruptive incidents occur at any of our facilities, they could adversely affect our business and profitability in ways that we cannot predict at this time.

We do not expect to mine all of our Indonesian ore reserves before the initial term of our Contract of Work in Indonesia expires.
All of our Indonesian proven and probable ore reserves, including the Grasberg deposit, are located in Block A. The initial term of our Contract of Work covering these ore reserves expires at the end of 2021. We can extend this term for two successive 10-year periods, subject to the approval of the Indonesian government, which under our Contract of Work cannot be withheld or delayed unreasonably. Our ore reserves reflect estimates of minerals that can be recovered through the end of 2041 (i.e., through the expiration of the two 10-year extensions) and our current mine plan has been developed, and our operations are based on the assumption that we will receive the two 10-year extensions. As a result, we will not mine all of these ore reserves during the current term of our Contract of Work, and there can be no assurance that the Indonesian government will approve the extensions. Prior to the end of 2021, we expect to mine approximately 39 percent of aggregate proven and probable recoverable ore at December 31, 2006, representing approximately 45 percent of PT Freeport Indonesia’s share of recoverable copper reserves and approximately 59 percent of its share of recoverable gold reserves.

The terrorist attacks in the U.S. in 2001, subsequent attacks in other parts of the world and the potential for additional future terrorist acts have created economic and political uncertainties that could materially and adversely affect our business.
On August 31, 2002, three people were killed and 11 others were wounded in an ambush by a group of unidentified assailants on the road near Tembagapura, the mining town where the majority of PT Freeport Indonesia’s personnel reside. The assailants shot at several vehicles transporting international contract teachers from our school in Tembagapura, their family members and other contractors to PT Freeport Indonesia. The U.S. FBI investigated the incident, which resulted in the U.S. indictment of an alleged operational commander of the Free Papua Movement/National Freedom Force. In January 2006, Indonesian Police, accompanied by FBI agents, arrested the alleged operational commander and 11 other Papuans. In November 2006, verdicts and sentencing were announced for seven of those accused in the August 2002 shooting, including a life sentence for the confessed leader of the attack.

On October 12, 2002, a bombing killed 202 people in the Indonesian province of Bali, which is 1,500 miles west of our mining and milling operations. Indonesian authorities arrested 35 people in connection with this bombing and 29 of those arrested have been tried and convicted. On August 5, 2003, 12 people were killed and over 100 others were injured by a car bomb detonated outside of the JW Marriott Hotel in Jakarta, Indonesia. On September 9, 2004, 11 people were killed and over 200 others injured by a car bomb detonated in front of the Australian embassy in Jakarta. On October 1, 2005, three suicide bombers killed 19 people and wounded over 100 others in Bali. The same international terrorist organizations are suspected in each of these incidents. In November 2005, Indonesian Police raided a house in East Java that resulted in the death of other accused terrorists linked to the bombings discussed above. Our mining and milling operations were not interrupted by these incidents, but PT Freeport Indonesia’s corporate office in Jakarta had to relocate for several months following the bombing in front of the Australian embassy. In addition to the Bali, JW Marriott Hotel and Australian embassy bombings, there have been anti-American demonstrations in certain sections of Indonesia reportedly led by radical Islamic activists. Radical activists have also threatened to attack foreign interests and have called for the expulsion of U.S. and British citizens and companies from Indonesia.

We cannot predict whether additional incidents similar to those described above will occur in Indonesia or in other countries where we operate. Any such incidents that do occur could materially and adversely affect our business and profitability in ways that we cannot predict at this time.

Terrorist attacks and other events have caused uncertainty in the world’s financial and insurance markets and may significantly increase global political, economic and social instability. It is possible that further acts of terrorism may be directed against the U.S. domestically or abroad, and such acts could be directed against properties and personnel of companies such as ours. The attacks and the resulting economic and political uncertainties, including the potential for further terrorist acts, have negatively affected insurance markets. Moreover, while our property and business interruption insurance covers damages to insured property directly caused by terrorism, this insurance does not cover damages and losses caused by war. Terrorism and war developments may materially and adversely affect our business and profitability in ways that we cannot predict at this time.

Our Contracts of Work in Indonesia are subject to termination if we do not comply with our contractual obligations, and if a dispute arises, we may have to submit to the jurisdiction of a foreign court or arbitration panel.
PT Freeport Indonesia’s Contract of Work and other Contracts of Work in which we have an interest were entered into under Indonesia’s 1967 Foreign Capital Investment Law, which provides guarantees of remittance rights and protection against nationalization. Our Contracts of Work can be terminated by the Government of Indonesia if we do not satisfy our contractual obligations, which include the payment of royalties and taxes to the government and the satisfaction of certain mining, environmental, safety and health requirements.

At times, certain government officials and others in Indonesia have questioned the validity of contracts entered into by the Government of Indonesia prior to May 1998 (i.e., during the Suharto regime, which lasted over 30 years), including PT Freeport Indonesia’s Contract of Work, which was signed in December 1991. We cannot assure you that the validity of, or our compliance with, the Contracts of Work will not be challenged for political or other reasons. PT Freeport Indonesia’s Contract of Work and our other Contracts of Work require that disputes with the Indonesian government be submitted to international arbitration. Consequently, if a dispute arises under the Contracts of Work, we face the risk of having to submit to the jurisdiction of a foreign court or arbitration panel, and if we prevail in such a dispute, we will face the additional risk of having to enforce the judgment of a foreign court or arbitration panel against Indonesia within its own territory.

Indonesian government officials have periodically undertaken reviews regarding our compliance with Indonesian environmental laws and regulations and the terms of the Contracts of Work. In 2006, the Government of Indonesia created a joint team for “Periodic Evaluation on Implementation of the PT-FI Contract of Work (COW)” to conduct an evaluation every five years. The team consists of five working groups, whose members are from relevant ministries or agencies, covering production, state revenues, community development, environmental issues and security issues. We have conducted numerous meetings with these groups. The joint team has indicated that it will issue a report. While we believe that we comply with PT Freeport Indonesia’s Contract of Work in all material respects, we cannot assure you that the report will support that conclusion. Separately, the Indonesian House of Representatives created a working committee on PT Freeport Indonesia. Members of this group have also visited our operations and held a number of hearings in Jakarta. We will continue to work with these groups to respond to their questions about our operations and our compliance with PT Freeport Indonesia’s Contract of Work.

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

We suspended our field exploration activities outside of Block A in recent years due to safety and security issues and regulatory uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas and an Indonesian Forestry law enacted in 1999 prohibiting open-pit mining in forest preservation areas. In 2001, we requested and received from the Government of Indonesia, formal temporary suspensions of our obligations under the Contracts of Work in all areas outside of Block A. Recent Indonesian legislation permits open-pit mining in PT Freeport Indonesia’s Block B area, subject to certain requirements. Following an assessment of these requirements and a review of security issues, in 2007 we resumed exploration activities in certain prospective Contract of Work areas outside of Block A.

OTHER RISKS

The impact of purchase accounting in connection with our acquisition of Phelps Dodge in March 2007 will adversely affect our reported earnings.
Purchase accounting requires us to allocate the price paid in our acquisition of Phelps Dodge on the basis of the fair value of Phelps Dodge’s assets at the time the transaction closed. Those adjustments resulted in significant increases in the carrying values of certain acquired assets, including, based on preliminary estimates, increases of approximately $1.7 billion in metal inventories and stockpiles and approximately $14.6 billion in property, plant and equipment costs.

The increased value of metal inventories and stockpiles will cause our cost of goods sold to increase in the year those inventories are recognized as sold, and because we changed Phelps Dodge’s method of accounting for metal inventories from their previous method of last-in, first-out to the average cost method, the increase in our cost of goods will occur in the near term. The increased value of property, plant and equipment costs will increase our depreciation, depletion and amortization expense. These items will reduce reported earnings but have no effect on cash flows.

A decline in the market price of metals produced by us could result in a write down of metal and stockpile inventories to recoverable values and the recognition of impairment charges to property, plant and equipment costs. These charges would have the effect of reducing reported earnings, although they would have no effect on cash flows.

In addition, our estimate of goodwill associated with the acquisition of Phelps Dodge is approximately $7.4 billion. We will annually assess this amount for impairment. If we conclude that the goodwill associated with the transaction is impaired, the amount of the impairment would reduce our reported earnings but would have no effect on cash flows.

As a result of our acquisition of Phelps Dodge, we may experience difficulty in effectively integrating both businesses, which could deprive us of many of the anticipated benefits of these transactions.
Achieving the anticipated benefits of the acquisition of Phelps Dodge will depend in part on whether we integrate the businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The difficulties of combining both companies’ businesses potentially will include, among other things:

•
the necessity of coordinating geographically separated organizations and addressing possible differences in corporate cultures and management philosophies, and the integration of diverse operations, which will require the dedication of significant management resources that may temporarily distract management’s attention from our day-to-day business;

•	any inability of our management to adapt to the addition of lines of business in which we have not historically engaged; and
•	any inability of our management to cause best practices to be applied to all of our businesses.

An inability to realize the full extent of the anticipated benefits of the acquisition, as well as any delays encountered in the transition process, could have an adverse effect on the revenues, level of expenses and our operating results.

We depend on our senior management team and other key employees, and the loss of any of these employees could adversely affect our business.
Our success depends in part on our ability to retain senior management and other key employees. Competition for qualified personnel can be very intense. In addition, senior management and key employees may depart because of issues relating to the uncertainty or difficulty associated with the successful integration of the business and operations as formerly conducted by Phelps Dodge, or a desire not to remain with us. Accordingly, no assurance can be given that we will be able to retain senior management and key employees to the same extent that we have been able to do so in the past.

Our holding company structure may impact your ability to receive dividends.
We are a holding company with no material assets other than the capital stock of our subsidiaries. As a result, our ability to repay our indebtedness and pay dividends is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries do not have any obligation to make funds available to us to repay our indebtedness or pay dividends. In addition, our subsidiaries may not be able to, or be permitted to, make distributions to enable us to repay our indebtedness or pay dividends. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. Our rights to participate in any distribution of our subsidiaries’ assets upon their liquidation, reorganization or insolvency would generally be subject to the prior claims of the subsidiaries’ creditors, including any trade creditors and preferred shareholders.

Anti-takeover provisions in our charter documents and Delaware law may make an acquisition of us more difficult.
Anti-takeover provisions in our charter documents and Delaware law may make an acquisition of us more difficult. These provisions:

•
authorize our board of directors to issue preferred stock without stockholder approval and to designate the rights, preferences and privileges of each class; if issued, such preferred stock would increase the number of outstanding shares of our capital stock and could include terms that may deter an acquisition of us;

•	establish advanced notice requirements for nominations to the board of directors or for proposals that can be acted on at stockholder meetings; and
•	limit who may call stockholder meetings.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger with, or acquisition of, us.

These provisions may deter an acquisition of us that might otherwise be attractive to stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) In October 2003, our Board of Directors approved a new open market share purchase program for up to 20 million shares, which replaced our previous program. The program does not have an expiration date. No shares were purchased during the three-month period ended March 31, 2007, and 12.2 million shares remain available for purchase.

The following table sets forth information with respect to shares of common stock of FCX purchased by FCX during the three months ended March 31, 2007:

				(d) Maximum Number
			(c) Total Number of	(or Approximate
	(a) Total		Shares (or Units)	Dollar Value) of Shares
	Number of	(b) Average	Purchased as Part of	(or Units) That May
	Shares (or Units)	Price Paid Per	Publicly Announced	Yet Be Purchased Under
Period	Purchased[a]	Share (or Unit)	Plans or Programs	the Plans or Programs
January 1-31, 2007	-	$-	-	-
February 1-28, 2007	237,517	-	-	-
March 1-31, 2007	854,988	61.59	-	-
Total	1,092,505	61.59	-	-

a.
This category include shares repurchased under FCX’s applicable stock incentive plans (Plans) and its non-qualified supplemental savings plan (SSP). In February 2007 FCX repurchased previously issued shares to satisfy exercise prices on option awards under the Plans. In March 2007 FCX repurchased shares to satisfy tax obligations on restricted stock awards under the Plans. In the SSP, FCX repurchases shares as a result of changes in investment elections by plan participants.

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held on March 14, 2007 (the “Special Meeting”). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The following matters were submitted to a vote of security holders during our Special Meeting:

	For	Against	Abstentions
1. Proposal to amend our certificate of incorporation to increase the authorized number of shares of capital stock to 750,000,000, increase the number of shares of Class B common stock to 700,000,000, rename the Class B common stock as common stock and delete the provisions governing and references to the previously designated classes and series of our preferred stock of which no shares are outstanding (other than the Series A Participating Cumulative Preferred Stock and the 5½% Convertible Perpetual Preferred Stock).	131,604,795	1,168,227	1,189,607

	For	Against	Abstentions
2. Proposal to issue shares of our common stock in connection with the transaction contemplated by the Agreement and Plan of Merger dated as of November 18, 2006, among Freeport-McMoRan Copper & Gold Inc., Phelps Dodge Corporation, and Panther Acquisition Corporation, a direct wholly owned subsidiary of Freeport-McMoRan Copper & Gold Inc., as amended.	131,641,450	1,131,345	1,189,834
3. Proposal to approve an adjournment of the Special Meeting, if necessary, to permit solicitation of additional proxies in favor of the above proposals.	121,694,167	11,012,900	1,255,562

Item 6. Exhibits.
The exhibits to this report are listed in the Exhibit Index beginning on Page E-1 hereof.

FREEPORT-McMoRan COPPER & GOLD INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREEPORT-McMoRan COPPER & GOLD INC.

By:  /s/ C. Donald Whitmire, Jr.
C. Donald Whitmire, Jr.
Vice President and
Controller-Financial Reporting
(authorized signatory and
Principal Accounting Officer)

Date: May 10, 2007

Freeport-McMoRan Copper & Gold Inc.
EXHIBIT INDEX

Exhibit
Number      Description

2.1
Agreement and Plan of Merger dated as of November 18, 2006, by and among Freeport-McMoRan Copper & Gold Inc. (FCX), Phelps Dodge Corporation and Panther Acquisition Corporation. Incorporated by reference to Exhibit 2.1 to the Preliminary Joint Proxy Statement/Prospectus included in the Registration Statement on Form S-4 (File No. 333-139252) filed December 11, 2006, as amended on January 18, 2007 and February 12, 2007.

3.1	Amended and Restated Certificate of Incorporation of FCX. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of FCX dated March 19, 2007.

3.2	Amended and Restated By-Laws of FCX, as amended effective May 1, 2007. Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of FCX dated May 1, 2007.

4.1	Certificate of Designations of 5½% Convertible Perpetual Preferred Stock of FCX. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated March 30, 2004.

4.2
Credit Agreement dated as of March 19, 2007, by and among FCX, the lenders party thereto, the issuing banks party thereto, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FCX dated March 19, 2007.

4.3
Amended and Restated Credit Agreement dated as of March 19, 2007, by and among FCX, PT Freeport Indonesia, the lenders party thereto, the issuing banks party thereto, JPMorgan Chase Bank, N.A. as administrative agent, collateral agent, security agent and JAA security agent, U.S. Bank National Association, as FI trustee, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of FCX dated March 19, 2007.

4.4
Senior Indenture dated as of November 15, 1996, from FCX to The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (File No. 333-72760) of FCX filed November 5, 2001 (the FCX November 5, 2001 Form S-3).

4.5
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

4.6
Indenture dated as of January 29, 2003, from FCX to The Bank of New York, as Trustee, with respect to the 10⅛% Senior Notes due 2010. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated February 6, 2003.

4.7	Supplemental Indenture dated March 19, 2007 from FCX to the Bank of New York, as Trustee, providing for an equal and ratable subsidiary guaranty and supplementing the Indenture dated January 23, 2003.

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

4.10	Supplemental Indenture dated March 19, 2007 from FCX to the Bank of New York, as Trustee, providing for an equal and ratable subsidiary guaranty and supplementing the Indenture dated February 3, 2004.

4.11
Rights Agreement dated as of May 3, 2000, between FCX and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. Incorporated by reference to Exhibit 4.26 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 2000.

4.12
Amendment No. 1 to Rights Agreement dated as of February 26, 2002, between FCX and Mellon Investor Services. Incorporated by reference to Exhibit 4.16 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 2002.

4.13
Indenture dated as of March 19, 2007, from FCX to The Bank of New York, as Trustee, with respect to the 8.25% Senior Notes due 2015, 8.375% Senior Notes due 2017, and the Senior Floating Rate Notes due 2015. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated March 19, 2007.

4.14	Certificate of Designations of 6¾% Mandatory Convertible Preferred Stock of FCX. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated March 22, 2007.

Note: Certain instruments with respect to long-term debt of FCX have not been filed as exhibits to this Quarterly Report on Form 10-Q since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of FCX and its subsidiaries on a consolidated basis. FCX agrees to furnish a copy of each such instrument upon request of the Securities and Exchange Commission.

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

10.4
Agreement dated as of October 11, 1996, to Amend and Restate Trust Agreement among PT Freeport Indonesia, FCX, the RTZ Corporation PLC, P.T. RTZ-CRA Indonesia, RTZ Indonesian Finance Limited and First Trust of New York, National Association, and The Chase Manhattan Bank, as Administrative Agent, JAA Security Agent and Security Agent. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of FCX dated November 13, 1996.

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

10.7
Participation Agreement, dated as of March 16, 2005, among Phelps Dodge Corporation, Cyprus Amax Minerals Company, a Delaware corporation, Cyprus Metals Company, a Delaware corporation, Cyprus Climax Metals Company, a Delaware corporation, Sumitomo Corporation, a Japanese corporation, Summit Global Management, B.V., a Dutch corporation, Sumitomo Metal Mining Co., Ltd., a Japanese corporation, Compañia de Minas Buenaventura S.A.A., a Peruvian sociedad anonima abierta, and Sociedad Minera Cerro Verde S.A.A., a Peruvian sociedad anonima abierta. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Phelps Dodge Corporation dated March 16, 2005.

10.8
Guarantee, dated as of March 16, 2005, among Phelps Dodge Corporation, Sumitomo Corporation, a Japanese corporation, and Sumitomo Metal Mining Co., Ltd., a Japanese corporation incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Phelps Dodge Corporation dated March 16, 2005.

10.9
Shareholders Agreement, dated as of June 1, 2005, among Phelps Dodge Corporation, Cyprus Climax Metals Company, a Delaware corporation, Sumitomo Corporation, a Japanese corporation, Sumitomo Metal Mining Co., Ltd., a Japanese corporation, Summit Global Management B.V., a Dutch corporation, SMM Cerro Verde Netherlands, B.V., a Dutch corporation, Compañia de Minas Buenaventura S.A.A., a Peruvian sociedad anonima abierta, and Sociedad Minera Cerro Verde S.A.A., a Peruvian sociedad anonima abierta. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Phelps Dodge Corporation dated June 1, 2005.

10.10
Master Participation Agreement, dated as of September 30, 2005, among Sociedad Minera Cerro Verde S.A.A., Japan Bank for International Cooperation, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi, Ltd., KfW, Calyon New York Branch, The Royal Bank of Scotland plc, The Bank of Nova Scotia, Mizuho Corporation Bank, Ltd. and Calyon New York Branch, as administrative agent. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Phelps Dodge Corporation for the quarter ended September 30, 2005 (the PD 2005 Third Quarter Form 10-Q). First Amendment to Master Participation Agreement, dated as of December 16, 2005. Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Phelps Dodge Corporation for the fiscal year ended December 31, 2005 (the PD 2005 Form 10-K).

10.11
Completion Guarantee, dated as of September 30, 2005, among Sumitomo Metal Mining Co., Ltd., Sumitomo Corporation, Compañia de Minas Buenaventura S.A.A., Phelps Dodge Corporation, Japan Bank for International Cooperation, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi, Ltd., KfW, Calyon New York Branch, The Royal Bank of Scotland plc, The Bank of Nova Scotia, Mizuho Corporate Bank, Ltd. and Calyon New York Branch, as administrative agent. Incorporated by reference to Exhibit 10.2 to the PD 2005 Third Quarter Form 10-Q.

10.12
Master Security Agreement, dated as of September 30, 2005, among Sociedad Minera Cerro Verde S.A.A., Japan Bank for International Cooperation, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi, Ltd., KfW, Calyon New York Branch, The Royal Bank of Scotland plc, The Bank of Nova Scotia, Mizuho Corporate Bank, Ltd., Calyon New York Branch, as administrative agent, and Citibank, N.A. and Citibank del Peru S.A. Incorporated by reference to Exhibit 10.3 to the PD 2005 Third Quarter Form 10-Q.

10.13
Transfer Restrictions Agreement, dated as of September 30, 2005, among SMM Cerro Verde Netherlands, B.V., Compañia de Minas Buenaventura S.A.A., Cyprus Climax Metals Company, Sumitomo Metal Mining Co., Ltd., Sumitomo Corporation, Phelps Dodge Corporation, Japan Bank for International Cooperation, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi, Ltd., KfW, Calyon New York Branch, The Royal Bank of Scotland plc, The Bank of Nova Scotia, Mizuho Corporate Bank, Ltd., and Calyon New York Branch, as administrative agent. Incorporated by reference to Exhibit 10.4 to the PD 2005 Third Quarter Form 10-Q .

10.14
JBIC Loan Agreement, dated as of September 30, 2005, among Sociedad Minera Cerro Verde S.A.A., Japan Bank for International Cooperation, and Sumitomo Mitsui Banking Corporation, as JBIC Agent. Incorporated by reference to Exhibit 10.5 to the PD 2005 Third Quarter Form 10-Q. First Amendment to JBIC Loan Agreement, dated as of December 19, 2005. Incorporated by reference to Exhibit 10.26 to the PD 2005 Form 10-K.

10.15	KfW Loan Agreement, dated as of September 30, 2005, between Sociedad Minera Cerro Verde S.A.A. and KfW. Incorporated by reference to Exhibit 10.6 to the PD 2005 Third Quarter Form 10-Q.

10.16
Loan Agreement, dated as of September 30, 2005, among Sociedad Minera Cerro Verde S.A.A., Calyon New York Branch (as administrative agent), Calyon New York Branch, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, and The Royal Bank of Scotland plc. Incorporated by reference to Exhibit 10.7 to the PD 2005 Third Quarter Form 10-Q.

10.17
Parent Company Guarantee, dated as of September 30, 2005, between Phelps Dodge Corporation and Sociedad Minera Cerro Verde S.A.A. (this guarantee is with respect to the Operator’s Agreement, dated June 1, 2005, between Sociedad Minera Cerro Verde S.A.A. and Minera Phelps Dodge del Peru S.A.C.). Incorporated by reference to Exhibit 10-8 to the PD 2005 Third Quarter Form 10-Q.

10.18
Master Agreement and Plan of Merger between Columbian Chemicals Company, Columbian Chemicals Acquisition LLC and Columbian Chemicals Merger Sub, Inc., dated November 15, 2005. Incorporated by reference to Exhibit 10.31 to the PD 2005 Form 10-K.

10.19
Phelps Dodge Corporation Retiree Medical Plan Welfare Benefit Trust Agreement between Phelps Dodge Corporation and The Northern Trust Company, dated December 15, 2005. Incorporated by reference to Exhibit 10.33 to the PD 2005 Form 10-K.

10.20
Reclamation and Remediation Trust Agreement between Phelps Dodge Corporation and Wells Fargo Delaware Trust Company, dated December 22, 2005. Incorporated by reference to Exhibit 10.34 to the PD 2005 Form 10-K.

Executive Compensation Plans and Arrangements (Exhibits 10.21 through 10.80)

10.21
FCX Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1998 (the FCX 1998 Form 10-K).

10.22	FCX President’s Award Program. Incorporated by reference to Exhibit 10.7 to the FCX November 5, 2001 Form S-3.

10.23	FCX 1995 Stock Option Plan, as amended and restated.

10.24	FCX Amended and Restated 1999 Stock Incentive Plan, as amended and restated.

10.25
Form of Notice of Grant of Nonqualified Stock Options under the 1999 Stock Incentive Plan. Incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2005 (the FCX 2005 Second Quarter Form 10-Q).

10.26	Form of Restricted Stock Unit Agreement under the 1999 Stock Incentive Plan. Incorporated by reference to Exhibit 10.15 to the FCX 2005 Second Quarter Form 10-Q.

10.27	Form of Performance-Based Restricted Stock Unit Agreement under the 1999 Stock Incentive Plan. Incorporated by reference to Exhibit 10.16 to the FCX 2005 Second Quarter Form 10-Q.

10.28	FCX 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.19 to the Annual Report of FCX on Form 10-K for the fiscal year ended December 31, 1999 (the FCX 1999 Form 10-K).

10.29
FCX Stock Appreciation Rights Plan dated May 2, 2000. Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2001 (the FCX 2001 Second Quarter Form 10-Q).

10.30	FCX 2003 Stock Incentive Plan, as amended and restated.

10.31	Form of Notice of Grant of Nonqualified Stock Options under the 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.20 to the FCX 2005 Second Quarter Form 10-Q.

10.32	Form of Restricted Stock Unit Agreement under the 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.21 to the FCX 2005 Second Quarter Form 10-Q.

10.33	Form of Performance-Based Restricted Stock Unit Agreement under the 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.22 to the FCX 2005 Second Quarter Form 10-Q.

10.34	FCX 1995 Stock Option Plan for Non-Employee Directors, as amended and restated.

10.35	FCX 2004 Director Compensation Plan, as amended and restated.

10.36
Form of Amendment No. 1 to Notice of Grant of Nonqualified Stock Options and Stock Appreciation Rights under the 2004 Director Compensation Plan. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of FCX dated May 2, 2006.

10.37	FCX 2006 Stock Incentive Plan, as amended and restated.

10.38	Form of Notice of Grant of Nonqualified Stock Options under the 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of FCX dated May 2, 2006.

10.39	Form of Restricted Stock Unit Agreement under the 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of FCX dated May 2, 2006.

10.40	Form of Performance-Based Restricted Stock Unit Agreement under the 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of FCX dated May 2, 2006.

10.41	FCX Director Compensation. Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2004 (the FCX 2004 Form 10-K).

10.42	FCX Supplemental Executive Retirement Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FCX dated January 30, 2007.

10.43	FCX 2005 Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FCX dated May 5, 2005.

10.44	FCX Executive Services Program. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of FCX dated May 2, 2006.

10.45	FM Services Company Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.19 to the FCX 1998 Form 10-K.

10.46
Consulting Agreement dated as of December 22, 1988, with Kissinger Associates, Inc. (Kissinger Associates). Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1997 (the FCX 1997 Form 10-K).

10.47	Letter Agreement dated May 1, 1989, with Kent Associates, Inc. (Kent Associates, predecessor in interest to Kissinger Associates). Incorporated by reference to Exhibit 10.22 to the FCX 1997 Form 10-K.

10.48
Letter Agreement dated January 27, 1997, among Kissinger Associates, Kent Associates, FCX, Freeport-McMoRan Inc., and FM Services Company (FMS). Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2001 (the FCX 2001 Form 10-K).

10.49
Supplemental Consulting Agreement with Kissinger Associates and Kent Associates, effective as of January 1, 2007. Incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of FCX for the quarter ended September 30, 2006 (the FCX 2006 Third Quarter Form 10-Q).

10.50
Agreement for Consulting Services between FTX and B. M. Rankin, Jr. effective as of January 1, 1990 (assigned to FMS as of January 1, 1996). Incorporated by reference to Exhibit 10.24 to the FCX 1997 Form 10-K.

10.51	Supplemental Agreement between FMS and B. M. Rankin, Jr. dated December 15, 1997. Incorporated by reference to Exhibit 10.25 to the FCX 1997 Form 10-K.

10.52
Supplemental Letter Agreement between FMS and B. M. Rankin, Jr., effective as of January 1, 2007. Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2006.

10.53	Letter Agreement effective as of January 7, 1997, between Senator J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.31 to the FCX 2001 Form 10-K.

10.54
Supplemental Letter Agreement dated July 14, 2003, between J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2003.

10.55	Supplemental Letter Agreement between FMS and J. Bennett Johnston, Jr., dated January 18, 2005. Incorporated by reference to Exhibit 10.40 to the FCX 2004 Form 10-K.

10.56	Supplemental Consulting Agreement between FMS and J. Bennett Johnston, Jr., effective as of January 1, 2007. Incorporated by reference to Exhibit 10.45 to the FCX 2006 Third Quarter Form 10-Q.

10.57	Letter Agreement dated November 1, 1999, between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.33 to the FCX 1999 Form 10-K.

10.58	Supplemental Letter Agreement, between FMS and Gabrielle K. McDonald, effective as of January 1, 2007. Incorporated by reference to Exhibit 10.47 to the FCX 2006 Third Quarter Form 10-Q.

10.59	Executive Employment Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.35 to the FCX 2001 Second Quarter Form 10-Q.

10.60	Executive Employment Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.36 to the FCX 2001 Second Quarter Form 10-Q.

10.61	Change of Control Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.37 to the FCX 2001 Second Quarter Form 10-Q.

10.62	Change of Control Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.38 to the FCX 2001 Second Quarter Form 10-Q.

10.63	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.36 to the FCX 2003 Form 10-K.

10.64	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.37 to the FCX 2003 Form 10-K.

10.65	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.38 to the FCX 2003 Form 10-K.

10.66	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.39 to the FCX 2003 Form 10-K.

10.67	Change of Control Agreement dated February 3, 2004, between FCX and Michael J. Arnold. Incorporated by reference to Exhibit 10.40 to the FCX 2003 Form 10-K.

10.68	Change of Control Agreement dated February 3, 2004, between FCX and Mark J. Johnson. Incorporated by reference to Exhibit 10.41 to the FCX 2003 Form 10-K.

10.69	Change of Control Agreement dated February 3, 2004, between FCX and Kathleen L. Quirk. Incorporated by reference to Exhibit 10.42 to the FCX 2003 Form 10-K.

10.70
Phelps Dodge 2003 Stock Option and Restricted Stock Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (File No. 333-141358) of FCX filed March 16, 2007 (the FCX March 16, 2007 Form S-8).

10.71	Phelps Dodge 1998 Stock Option and Restricted Stock Plan, as amended. Incorporated by reference to Exhibit 10.2 to the FCX March 16, 2007 Form S-8.

10.72
Phelps Dodge Corporation 2006 Executive Performance Incentive Plan. Incorporated by reference to Appendix A of Phelps Dodge Corporation’s 2005 definitive Proxy Statement on Schedule 14A filed April 15, 2005.

10.73	Letter of employment by and between Freeport-McMoRan Copper & Gold Inc. and Timothy R. Snider dated April 4, 2007.

10.74
Form of Change of Control Agreement (amended and restated effective January 1, 2005), adopted by Phelps Dodge Corporation for agreements entered into between Phelps Dodge Corporation and other of its executive officers and other members of its senior management team. Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Annual Report on Form 10-K of Phelps Dodge Corporation for the fiscal year ended December 31, 2006 (Amendment No. 1 to the PD 2006 Form 10-K).

10.75
Form of Severance Agreement (as amended and restated effective January 1, 2005) adopted by Phelps Dodge Corporation and entered into between Phelps Dodge Corporation and certain of its executives. Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the PD 2006 Form 10-K.

10.76	Form of Amendment to the ELIP Split Dollar Life Insurance Agreement (Endorsement Method) adopted by Phelps Dodge Corporation and entered into by and between Phelps Dodge and certain of its executives.

10.77	The Phelps Dodge Corporation Supplemental Retirement Plan, amended and restated effective January 1, 2005 and adopted on March 16, 2007.

10.78	The Phelps Dodge Corporation Supplemental Savings Plan, amended and restated effective January 1, 2005, and adopted on March 16, 2007.

10.79	First Amendment to the Phelps Dodge Corporation Supplemental Savings Plan, dated March 16, 2007.

10.80	Second Amendment to the Phelps Dodge Corporation Supplemental Savings Plan, dated as of March 16, 2007.

15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d - 14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d - 14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.