Form 10-Q
period 2007-06-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2007-08-09
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ÿ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer ☑Accelerated filer ÿNon-accelerated filer ÿ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ÿ Yes ☑ No

On July 31, 2007, there were issued and outstanding 381,728,862 shares of the registrant’s Common Stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

FREEPORT-McMoRan COPPER & GOLD INC.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2007	2006
	(In Millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,078	$907
Accounts receivable	2,455	486
Inventories	2,387	724
Mill and leach stockpiles	320	-
Prepaid expenses, restricted cash and other	215	34
Total current assets	7,455	2,151
Property, plant, equipment and development costs, net	24,302	3,099
Other assets	743	140
Trust assets	612	-
Long-term mill and leach stockpiles	530	-
Goodwill	6,992	-
Total assets	$40,634	$5,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,647	$789
Accrued income taxes	629	165
Copper price protection program	592	–
Current portion of long-term debt and short-term borrowings	152	19
Total current liabilities	4,020	973
Long-term debt, less current portion:
Senior notes	6,951	620
Term loan	2,450	-
Project financing, equipment loans and other	236	41
Total long-term debt, less current portion	9,637	661
Other liabilities and deferred credits	1,230	298
Deferred income taxes	6,856	800
Total liabilities	21,743	2,732
Minority interests	1,524	213
Stockholders’ equity:
5½% Convertible Perpetual Preferred Stock	1,100	1,100
6¾% Mandatory Convertible Preferred Stock	2,875	-
Common stock	50	31
Capital in excess of par value	13,331	2,668
Retained earnings	2,818	1,415
Accumulated other comprehensive income (loss)	16	(20)
Common stock held in treasury	(2,823)	(2,749)
Total stockholders’ equity	17,367	2,445
Total liabilities and stockholders’ equity	$40,634	$5,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Millions, Except Per Share Amounts)
Revenues	$5,807	$1,426	$8,110	$2,512
Cost of sales:
Production and delivery	2,850	605	3,802	1,083
Depreciation, depletion and amortization	379	44	495	87
Total cost of sales	3,229	649	4,297	1,170
Exploration and research expenses	40	3	47	5
Selling, general and administrative expenses	139	35	188	66
Total costs and expenses	3,408	687	4,532	1,241
Operating income	2,399	739	3,578	1,271
Interest expense, net	(182)	(21)	(234)	(44)
Losses on early extinguishment and conversion of debt, net	(47)	-	(135)	(2)
Gains on sales of assets	38	9	38	9
Other income, net	43	6	66	11
Equity in affiliated companies’ net earnings	7	1	12	5
Income before income taxes and minority interests	2,258	734	3,325	1,250
Provision for income taxes	(777)	(310)	(1,237)	(532)
Minority interests in net income of consolidated subsidiaries	(313)	(42)	(427)	(69)
Net income	1,168	382	1,661	649
Preferred dividends	(64)	(15)	(81)	(30)
Net income applicable to common stock	$1,104	$367	$1,580	$619

Net income per share of common stock:
Basic	$2.90	$1.95	$5.27	$3.29
Diluted	$2.62	$1.74	$4.80	$2.97

Average common shares outstanding:
Basic	381	188	300	188
Diluted	446	222	346	222

Dividends paid per share of common stock	$0.3125	$1.0625	$0.625	$1.875

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	June 30,
	2007	2006
	(In Millions)
Cash flow from operating activities:
Net income	$1,661	$649
Adjustments to reconcile net income to net cash provided by
operating activities:
Unrealized losses on copper price protection program	168	-
Depreciation, depletion and amortization	495	87
Minority interests in net income of consolidated subsidiaries	427	69
Noncash compensation and benefits	104	36
Losses on early extinguishment and conversion of debt, net	135	2
Gains on sales of assets	(38)	(9)
Deferred income taxes	(102)	63
Elimination (recognition) of profit on PT Freeport Indonesia sales
to PT Smelting	36	(13)
Increase in long-term mill and leach stockpiles	(101)	-
Other	46	11
(Increases) decreases in working capital, excluding amounts
acquired from Phelps Dodge:
Accounts receivable	(557)	(2)
Inventories	298	(218)
Prepaid expenses, restricted cash and other	16	(3)
Accounts payable and accrued liabilities	182	(70)
Accrued income taxes	(20)	(226)
Increase in working capital	(81)	(519)
Net cash provided by operating activities	2,750	376
Cash flow from investing activities:
Acquisition of Phelps Dodge, net of cash acquired	(13,906)	-
Phelps Dodge capital expenditures	(476)	-
PT Freeport Indonesia capital expenditures	(175)	(104)
Other capital expenditures	(21)	(6)
Sale of assets and other	90	1
Net cash used in investing activities	(14,488)	(109)
Cash flow from financing activities:
Proceeds from term loans under bank credit facility	10,000	-
Repayments of term loans under bank credit facility	(7,550)	-
Net proceeds from sales of senior notes	5,880	-
Net proceeds from sale of 6¾% Mandatory Convertible Preferred Stock	2,803	-
Net proceeds from sale of common stock	2,816	-
Proceeds from other debt	227	53
Repayments of other debt	(481)	(223)
Purchases of FCX common shares	-	(100)
Cash dividends paid:
Common stock	(182)	(352)
Preferred stock	(30)	(30)
Minority interests	(314)	(57)
Net (payments for) proceeds from exercised stock options	(24)	14
Excess tax benefit from exercised stock options	7	22
Bank credit facilities fees and other	(243)	-
Net cash provided by (used in) financing activities	12,909	(673)
Net increase (decrease) in cash and cash equivalents	1,171	(406)
Cash and cash equivalents at beginning of year	907	764
Cash and cash equivalents at end of period	$2,078	$358

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Mandatory						Accumulated	Common
	Convertible Perpetual		Convertible						Other	Stock Held
	Preferred Stock		Preferred Stock		Common Stock				Compre-	in Treasury
	Number		Number		Number		Capital in		hensive	Number
	of	At Par	of	At Par	of	At Par	Excess of	Retained	Income	of	At	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Par Value	Earnings	(Loss)	Shares	Cost	Equity
	(In Millions)
Balance at December 31, 2006	1	$1,100	-	$-	310	$31	$2,668	$1,415	$(20)	113	$(2,749)	$2,445
Sale of 6¾% mandatory
convertible preferred stock	-	-	29	2,875	-	-	(72)	-	-	-	-	2,803
Common stock issued to
acquire Phelps Dodge	-	-	-	-	137	14	7,767	-	-	-	-	7,781
Sale of common stock	-	-	-	-	47	5	2,811	-	-	-	-	2,816
Conversions of 7%
convertible senior notes	-	-	-	-	-	-	6	-	-	-	-	6
Exercised stock options, issued
restricted stock and other	-	-	-	-	2	-	74	-	-	-	-	74
Stock-based compensation costs	-	-	-	-	-	-	73	-	-	-	-	73
Tax benefit for stock option exercises	-	-	-	-	-	-	4	-	-	-	-	4
Tender of shares for exercised stock
options and restricted stock	-	-	-	-	-	-	-	-	-	1	(74)	(74)
Adjustment to initially apply FIN 48	-	-	-	-	-	-	-	4	-	-	-	4
Dividends on common stock	-	-	-	-	-	-	-	(181)	-	-	-	(181)
Dividends on preferred stock	-	-	-	-	-	-	-	(81)	-	-	-	(81)
Comprehensive income (loss):
Net income	-	-	-	-	-	-	-	1,661	-	-	-	1,661
Other comprehensive income
(loss), net of taxes:
Investment adjustment	-	-	-	-	-	-	-	-	26	-	-	26
Translation adjustment	-	-	-	-	-	-	-	-	6	-	-	6
Change in unrealized
derivatives fair value	-	-	-	-	-	-	-	-	(2)	-	-	(2)
Reclass to earnings	-	-	-	-	-	-	-	-	3	-	-	3
Amortization of unrecognized
amounts (SFAS 158)	-	-	-	-	-	-	-	-	3	-	-	3
Other comprehensive income	-	-	-	-	-	-	-	-	36	-	-	36
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	-	1,697
Balance at June 30, 2007	1	$1,100	29	$2,875	496	$50	$13,331	$2,818	$16	114	$(2,823)	$17,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL INFORMATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Copper & Gold Inc.’s (FCX) condensed consolidated financial statements and notes contained in its 2006 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. With the exception of certain adjustments associated with the acquisition of Phelps Dodge Corporation (Phelps Dodge), all such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three and six-month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

For comparative purposes, certain amounts for the three and six-month periods ended June 30, 2006, have been reclassified to conform to current period presentation.

As further discussed in Note 2, on March 19, 2007, FCX completed its acquisition of Phelps Dodge. Financial results for the first six months of 2007 include Phelps Dodge’s results beginning March 20, 2007.

2.	ACQUISITION OF PHELPS DODGE
On March 19, 2007, FCX acquired Phelps Dodge. Phelps Dodge, now a wholly owned subsidiary of FCX, is a fully integrated producer of copper and molybdenum, with mines in North and South America and processing capabilities for other minerals as by-products, such as gold, silver and rhenium, and several development projects, including the Tenke Fungurume mine in the Democratic Republic of Congo (DRC). Additionally, Phelps Dodge has an international manufacturing division, Phelps Dodge International Corporation (PDIC), which manufactures engineered wire and cable products principally for the global energy sector. The initial estimates of the fair value of assets acquired and liabilities assumed and the results of Phelps Dodge’s operations are included in FCX’s condensed consolidated financial statements beginning March 20, 2007.

In the acquisition, each share of Phelps Dodge common stock was exchanged for 0.67 of a share of FCX common stock and $88.00 in cash. As a result, FCX issued 136.9 million shares and paid $18.0 billion in cash to Phelps Dodge shareholders. The acquisition has been accounted for under the purchase method as required by Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” with FCX as the accounting acquirer. Below is a summary of the $25.8 billion purchase price, which was funded through a combination of common shares issued, borrowings under a $11.5 billion senior credit facility, proceeds from the offering of $6.0 billion of senior notes (refer to Note 8 for further discussion) and available cash resources (in millions, except exchange ratio):

Phelps Dodge common stock outstanding
and issuable at March 19, 2007	204.3
Exchange offer ratio of FCX common stock for each
Phelps Dodge common share	0.67
Shares of FCX common stock issued	136.9

Cash consideration of $88.00 for each Phelps Dodge common share	$17,979	[a]
Fair value of FCX common stock issued	7,781	[b]
Transaction and change of control costs and related employee benefits	136
Release of FCX deferred tax asset valuation allowances	(90)[c]
Total purchase price	$25,806

a.	Cash consideration includes cash paid in lieu of any fractional shares of FCX stock.
b.
Measurement of the common stock component of the purchase price based on a weighted average closing price of FCX’s common stock of $56.85 for the two days prior to through two days after the public announcement of the merger on November 19, 2006.

c.
During second-quarter 2007, FCX determined that, as a result of the acquisition of Phelps Dodge, it will be able to realize certain U.S. tax credits for which it had previously not recognized any benefit. Recognition of these tax credits resulted in a $90 million reduction to the purchase price.

In accordance with the purchase method of accounting, the purchase price paid was determined at the date of the public announcement of the transaction and has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the closing date of March 19, 2007. The estimated fair values were based on preliminary internal estimates and are subject to change as FCX completes its analysis. In valuing acquired assets and assumed liabilities, fair values were based on, but not limited to quoted market prices, where available; the intent of FCX with respect to whether the assets purchased are to be held, sold or abandoned; expected future cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount rates and growth rates. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. A significant decline in copper or molybdenum prices from those used to estimate the fair values of the acquired assets could result in impairment to the carrying amounts assigned to inventories; mill and leach stockpiles; property, plant, equipment and development costs; and goodwill.

A summary of the preliminary purchase price allocation as of June 30, 2007, follows (in billions):

			Preliminary
			Purchase
	Historical	Fair Value	Price
	Balances	Adjustments	Allocation
Cash and cash equivalents	$4.2	$–	$4.2
Metal inventories and mill and leach stockpiles[a]	0.7	1.7	2.4
Property, plant, equipment and development costs[b]	6.0	15.0	21.0
Other assets	3.3	(0.4)	2.9
Allocation to goodwill[c]	–	7.0	7.0
Total assets	14.2	23.3	37.5
Deferred income taxes (current and long-term)[d]	(0.7)	(5.5)	(6.2)
Other liabilities	(4.1)	(0.2)	(4.3)
Minority interests	(1.2)	–	(1.2)
Total	$8.2	$17.6	$25.8

a.
Inventories and stockpiles were valued using estimated discounted cash flows based on estimated selling prices less selling and completion costs and a reasonable profit allowance. Application of fair value principles to metal inventories and stockpiles resulted in a significantly higher value being applied to inventory compared with the historical cost recorded by Phelps Dodge. Consequently, when inventory on hand as of the date of acquisition is subsequently sold, FCX will recognize incremental noncash costs and realize a significantly smaller profit margin with respect to this inventory.

b.
Includes amounts based on estimated discounted cash flows from future production of proven and probable reserves and for values of properties other than proven and probable reserves (VBPP). Carrying amounts assigned to proven and probable reserves are depleted using the unit of production method over the estimated lives of the reserves. Carrying amounts assigned to VBPP are not charged to income until the VBPP becomes associated with proven and probable reserves and are being produced or are determined to be impaired.

The concept of VBPP is described in Emerging Issue Task Force (EITF) Issue No. 04-3, “Mining Assets: Impairment and Business Combinations,” and has been interpreted differently by different mining companies. FCX’s preliminary adjustment to property, plant, equipment and development costs includes VBPP attributable to mineralized material that FCX believes could be brought into production with the establishment or modification of required permits and should market conditions and technical assessments warrant. Mineralized material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support reported tonnage and average grade of minerals. Such a deposit may not qualify as proven and probable reserves until legal and economic feasibility are confirmed based upon a comprehensive evaluation of development costs, unit costs, grades, recoveries and other material factors. The carrying amount of property, plant, equipment and development costs includes preliminary adjustments attributable to inferred mineral resources and exploration potential. FCX is continuing to analyze VBPP and the final values may vary significantly from preliminary estimates.

c.
During the second quarter of 2007 adjustments to the preliminary fair values assigned to assets acquired and liabilities assumed from Phelps Dodge and adjustments to the purchase price resulted in a $0.4 billion reduction in goodwill. Additional adjustments, which could be significant, are expected in future periods until FCX finalizes its valuation of the assets acquired and liabilities assumed. None of the $7.0 billion allocation to goodwill is deductible for tax purposes.

d.	Deferred income taxes have been recognized based on the estimated fair value adjustments to net assets.

As of June 30, 2007, FCX had not identified any material pre-acquisition contingencies where the related asset, liability or impairment is probable and the amount of the asset, liability or impairment can be reasonably estimated. Prior to the end of the purchase price allocation period, if information becomes available that an asset existed, a liability had been incurred or an asset had been impaired as of the acquisition date, and the amounts can be reasonably estimated, such items will be included in the purchase price allocation.

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

•
The combined company is well positioned to benefit from the positive copper market at a time when there is a scarcity of large-scale copper development projects combined with strong global demand for copper.

•
The combined company has long-lived, geographically diverse reserves, totaling approximately 77 billion pounds of copper, 38 million ounces of gold and 2 billion pounds of molybdenum, net of minority interests as of December 31, 2006. Additionally, the combined company has rights to significant mineralized material that could add to reserves.

•	The combined company has exploration rights with significant potential in copper regions around the world, including Phelps Dodge’s opportunities at its Tenke Fungurume concessions in the DRC.

Pro Forma Financial Information.  The following pro forma financial information assumes that FCX acquired Phelps Dodge effective January 1, 2007, for the 2007 periods, and effective January 1, 2006, for the 2006 periods. The most significant adjustments relate to the purchase accounting impacts of increases in the carrying values of Phelps Dodge’s metal inventories (including mill and leach stockpiles) and property, plant and equipment (in millions, except per share data):

	Historical
	FCX		Phelps Dodge[a]	Purchase Adjustments	Pro forma Consolidated
Three Months Ended June 30, 2007
Revenues	$5,807		N/A	$–	$5,807	[b]
Operating income	$2,399		N/A	$(28)	$2,371	[b,c]
Income before income taxes and minority
interests	$2,258		N/A	$(28)	$2,230	[b,c,e]
Net income applicable to common stock	$1,104		N/A	$(18)	$1,086	[b,c,e]
Diluted net income per share of common stock	$2.62		N/A	N/A	$2.57	[b,c,e]
Diluted weighted average shares outstanding	446		N/A	N/A	447	[g]

Six Months Ended June 30, 2007
Revenues	$8,110		$2,537	$–	$10,647	[b]
Operating income	$3,578		$817	$(445)	$3,950	[b,c]
Income before income taxes and minority
interests	$3,325		$861	$(512)	$3,674	[b,c,d,e]
Net income applicable to common stock	$1,580		$508	$(384)	$1,704	[b,c,d,e]
Diluted net income per share of common stock	$4.80		N/A	N/A	$4.10	[b,c,d,e]
Diluted weighted average shares outstanding	346		N/A	N/A	446	[g]
Three Months Ended June 30, 2006
Revenues	$1,426		$2,992	$–	$4,418	[b]
Operating income	$739		$963	$(456)	$1,246	[b,c]
Income from continuing operations before income taxes and minority interests	$734		$986	$(665)	$1,055	[b,c,e]
Income from continuing operations applicable to common stock	$367		$471	$(524)	$314	[b,c,e]
Diluted income per share of common stock from continuing operations	$1.74		$2.32	N/A	$0.82	[b,c,e]
Diluted weighted average shares outstanding	222		204	N/A	406	[g]
Six Months Ended June 30, 2006
Revenues	$2,512	[f]	$5,217	$–	$7,729	[b]
Operating income	$1,271	[f]	$1,538	$(1,155)	$1,654	[b,c]
Income from continuing operations before income taxes and minority interests	$1,250	[f]	$1,590	$(1,572)	$1,268	[b,c,e]
Income from continuing operations applicable to common stock	$619	[f]	$822	$(1,200)	$241	[b,c,e]
Diluted income per share of common stock from continuing operations	$2.97		$4.04	N/A	$0.64	[b,c,e]
Diluted weighted average shares outstanding	222		203	N/A	374	[g]

a.
For the six months ended June 30, 2007, represents the results of Phelps Dodge’s operations from January 1, 2007, through March 19, 2007. Beginning March 20, 2007, the results of Phelps Dodge’s operations are included in FCX’s consolidated financial information.

b.
Includes charges to revenues for mark-to-market accounting adjustments on Phelps Dodge’s copper price protection programs totaling $130 million ($80 million to net income or $0.18 per share) for the three months ended June 30, 2007, $188 million ($116 million to net income or $0.26 per share) for the six months ended June 30, 2007, $677 million ($515 million to net income or $1.27 per share) for the three months ended June 30, 2006, and $1.1 billion ($813 million to net income or $2.17 per share) for the six months ended June 30, 2006.

c.
Includes charges related to the impact of the increases in the carrying values of Phelps Dodge’s metal inventories (including mill and leach stockpiles) and property, plant and equipment totaling $483 million ($304 million to net income or $0.68 per share) for the three months ended June 30, 2007, $1.1 billion ($719 million to net income or $1.61 per share) for the six months ended June 30, 2007, $461 million ($290 million to net income or $0.71 per share) for the three months ended June 30, 2006, and $1.2 billion ($733 million to net income or $1.96 per share) for the six months ended June 30, 2006.

d.	Excludes net losses on early extinguishment of debt totaling $88 million ($75 million to net income or $0.17 per share) for financing transactions related to the acquisition of Phelps Dodge.
e.
Includes net interest expense associated with debt issued in connection with the acquisition of Phelps Dodge totaling $155 million ($132 million to net income or $0.29 per share) for the three months ended June 30, 2007, $344 million ($292 million to net income or $0.65 per share) for the six months ended June 30, 2007, $209 million ($178 million to net income or $0.44 per share) for the three months ended June 30, 2006, and $418 million ($356 million to net income or $0.95 per share) for the six months ended June 30, 2006.

f.	Includes a charge to revenues for the redemption of FCX’s Gold-Denominated Preferred Stock, Series II totaling $69 million ($37 million to net income or $0.10 per share).
g.	Estimated pro forma diluted weighted average shares outstanding for the three and six-month periods ended June 30, 2007 and 2006, follow (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006		2007	2006
Average number of basic shares of FCX common stock outstanding prior to the acquisition of Phelps Dodge	198	188		198	188
Shares of FCX common stock issued in the acquisition	137	137		137	137
Sale of FCX shares[a]	47	47		47	47
Mandatory Convertible Preferred Stock[a]	39	–	[b]	39	–	[b]
Other dilutive securities	26	34		25	2
Pro forma average number of common shares outstanding	447	406		446	374

a.	Refer to Notes 8 and 11 for additional information.
b.	Not dilutive for the three and six-month periods ended June 30, 2006.

The above pro forma consolidated financial information has been prepared for illustrative purposes only and is not intended to be indicative of the results that would actually have occurred, or the results expected in future periods, had the events reflected herein occurred on the dates indicated.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As a result of the acquisition of Phelps Dodge, the following summaries of significant accounting policies is in addition to those contained in FCX’s 2006 Annual Report on Form 10-K.

Basis of Presentation. Effective March 20, 2007, FCX began consolidating its wholly owned subsidiary, Phelps Dodge. Phelps Dodge’s financial information consolidates the results of operations and the assets and liabilities of majority-owned subsidiaries and reports the minority interest, and its investment in the Morenci copper mine, an unincorporated joint venture, is reflected using the proportionate consolidation method. All significant intercompany transactions and balances have been eliminated.

Investments in unconsolidated companies owned 20 percent or more are recorded on an equity basis. Investments in companies owned less than 20 percent, and for which FCX does not exercise significant influence, are carried at cost.

Foreign Currencies. Except as noted below, the assets and liabilities of foreign subsidiaries are translated at current exchange rates, while revenues and expenses are translated at average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive income (loss) within stockholders’ equity. For the translation of the financial statements of certain foreign subsidiaries dealing predominantly in U.S. dollars, assets receivable and liabilities payable in cash are translated at current exchange rates, and inventories and other non-monetary assets and liabilities are translated at historical rates. Gains and losses resulting from translation of such financial statements are included in operating results, as are gains and losses from foreign currency transactions.

Mill and Leach Stockpiles. Mill and leach stockpiles acquired in connection with the Phelps Dodge acquisition are stated at the lower of cost or market. FCX uses the average cost method for recording its mill and leach stockpiles.

Both mill and leach stockpiles contain low-grade ore that has been extracted from the ore body and is available for copper recovery. For mill stockpiles, recovery is through milling, concentrating, smelting and refining or, alternatively, by concentrate leaching. For leach stockpiles, recovery is through exposure to acidic solutions that dissolve contained copper and deliver it in solution to extraction processing facilities. The recorded cost of mill and leach stockpiles includes mining and haulage costs incurred to deliver ore to stockpiles, depreciation, depletion, amortization and overhead costs.

Because it is generally impracticable to determine copper contained in mill and leach stockpiles by physical count, reasonable estimation methods are employed. The quantity of material delivered to mill and leach stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blasthole cuttings determine the estimated copper grades of material delivered to mill and leach stockpiles.

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

Processes and recovery rates are monitored continuously, and recovery rate estimates are adjusted periodically as additional information becomes available and as related technology changes.

Goodwill. Goodwill has an indefinite useful life and is not amortized, but rather is tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a related reporting unit below its carrying amount.

As of June 30, 2007, goodwill of approximately $7.0 billion was recorded as a result of the Phelps Dodge acquisition. This amount represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed and is subject to adjustment as FCX completes its analysis of these fair values, which may take up to one year after the acquisition date. In accordance with accounting rules, goodwill resulting from a business combination is assigned to the acquiring entity's reporting units that are expected to benefit from the business combination, regardless of whether other assets or liabilities of the acquired entity have been assigned to those reporting units. FCX is in the process of determining the appropriate definition of reporting units for the allocation of goodwill, which could range from either an individual mine to an aggregation of several mines. The allocation of goodwill to reporting units will be completed at the conclusion of this analysis.

Intangible Assets. Intangible assets acquired as a result of the Phelps Dodge acquisition include water rights, land easements and trademarks primarily at the North American mining sites. The principal amortization method for such intangible assets is the computation of an overall unit rate applied to pounds of principal products sold from mine production. As of June 30, 2007, FCX has not completed the identification and valuation of intangible assets resulting from the acquisition of Phelps Dodge. FCX expects to record additional intangible assets, which could include such items as customer relationships and patents, as it identifies and values them, which will result in a reduction of the amount allocated to goodwill.

Environmental Expenditures. Environmental expenditures are expensed or capitalized, depending upon their future economic benefits. Liabilities for such expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. For closed facilities and closed portions of operating facilities with environmental obligations, an environmental liability is accrued when a decision to close a facility, or a portion of a facility, is made by management and the environmental liability is considered to be probable. Environmental liabilities attributed to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and FCX, or any of its subsidiaries, have been associated with the site. Other environmental remediation liabilities are considered probable based on specific facts and circumstances. FCX’s estimates of these costs are based on an evaluation of various factors, including currently available facts, existing technology, presently enacted laws and regulations, remediation experience, whether or not FCX is a potentially responsible party (PRP) and the ability of other PRPs to pay their allocated portions. With the exception of those obligations assumed in the acquisition of Phelps Dodge (see Note 12), environmental obligations are recorded on an undiscounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. Possible recoveries of some of these costs from other parties are not recognized in the condensed consolidated financial statements until they become probable. Legal costs associated with environmental remediation, as defined in Statement of Position 96-1, “Environmental Remediation Liabilities,” are included as part of the estimated liability.

At June 30, 2007, environmental reserves recorded in the condensed consolidated balance sheet totaled $360 million, which reflected the fair value of the estimated obligations. At June 30, 2007, the unescalated, undiscounted environmental reserve totaled approximately $384 million, leaving approximately $24 million to be accreted over time.

4.	PENSION AND POSTRETIREMENT BENEFITS
With the acquisition of Phelps Dodge, FCX acquired trusteed, non-contributory pension plans covering substantially all of Phelps Dodge’s U.S. employees. The applicable plan design determines the manner in which benefits are calculated for any particular group of employees. With respect to certain of these plans, benefits are calculated based on final average monthly compensation and years of service. In the case of other plans, benefits are calculated based on a fixed amount for each year of service. Participants in the plans generally vest in their accrued benefits after five years of service. At the date of acquisition, Phelps Dodge had both overfunded and underfunded pension plans. The funded status of the overfunded plans was $129 million (representing the fair value of plans assets of approximately $1.36 billion less a projected benefit obligation of approximately $1.23 billion). The funded status of the underfunded plans was $(70) million (representing the fair value of plan assets of $11 million less a projected benefit obligation of $81 million). The majority of plan assets are invested in a diversified portfolio of stocks, bonds and cash and cash equivalents, which consist primarily of equity and fixed-income securities. At March 19, 2007, a discount rate of 5.78 percent and a wage increase assumption of 4.25 percent were used to estimate the projected benefit obligation, and the long-term expected rate of return on plan assets was 8.5 percent.

In addition to the pension benefits, Phelps Dodge provides postretirement medical and life insurance benefits for certain U.S. employees and, in some cases, employees of international subsidiaries. These postretirement benefits vary among plans, and many plans require contributions from retirees. The expected cost of providing such postretirement benefits is accrued during the years employees render the necessary service. At the date of acquisition, the funded status of the Phelps Dodge postretirement medical and life insurance benefits was $(80) million (representing the fair value of plan assets of $173 million less a benefit obligation of $253 million). The plan assets consist of two Voluntary Employees’ Beneficiary Association (VEBA) trusts, which FCX acquired through the acquisition of Phelps Dodge. One trust is dedicated to funding postretirement medical obligations and the other to funding postretirement life insurance obligations for eligible U.S. retirees. The majority of the assets of the VEBA trusts are invested in U.S. fixed-income securities. FCX’s funding policy provides that contributions to the VEBA trusts shall be at least sufficient to pay plan benefits as they come due. Additional contributions may be made from time to time. For participants not eligible to receive payments from the VEBA trusts, FCX’s funding policy provides that contributions shall be at least equal to the cash basis obligations. At March 19, 2007, a discount rate of 5.62 percent was used to estimate the accumulated postretirement benefit obligation for the medical plans and 5.66 percent for the retiree life insurance plan. The long-term expected rate of return on plan assets for the VEBA medical and life insurance trusts was 3.7 percent and 4.5 percent, respectively.

Net periodic benefit cost for pension and postretirement benefits for Phelps Dodge have been included in the condensed consolidated financial statements beginning March 20, 2007. The components of net periodic benefit cost for pension and postretirement benefits for all of FCX’s plans for the three-month periods ended June 30, 2007 and 2006, follow (in millions):
							Phelps
	FCX		PT Freeport Indonesia		Atlantic Copper		Dodge
	2007	2006	2007	2006	2007	2006	2007
Service cost	$–	$–	$1	$1	$–	$–	$7
Interest cost	1	1	2	1	1	1	22
Expected return on plan assets	–	–	(1)	(1)	–	–	(31)
Amortization of prior service cost	1	1	–	1	–	–	–
Amortization of net actuarial loss	–	–	–	–	1	–	–
Net periodic benefit cost	$2	$2	$2	$2	$2	$1	$(2)

The components of net periodic benefit cost for pension and postretirement benefits for all of FCX’s plans for the six-month periods ended June 30, 2007 and 2006, follow (in millions):
							Phelps
	FCX		PT Freeport Indonesia		Atlantic Copper		Dodge
	2007	2006	2007	2006	2007	2006	2007
Service cost	$1	$–	$3	$2	$–	$–	$7
Interest cost	1	1	3	2	2	2	25
Expected return on plan assets	–	–	(2)	(1)	–	–	(34)
Amortization of prior service cost	2	2	–	1	–	–	–
Amortization of net actuarial loss	–	–	–	–	1	1	–
Net periodic benefit cost	$4	$3	$4	$4	$3	$3	$(2)

5.	EARNINGS PER SHARE
FCX’s basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year. A reconciliation of net income and weighted-average common shares outstanding for purposes of calculating diluted net income per share for the three and six-month periods ended June 30, 2007 and 2006, follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income before preferred dividends	$1,168	$382	$1,661	$649
Preferred dividends	(64)	(15)	(81)	(30)
Net income applicable to common stock	1,104	367	1,580	619
Plus income impact of assumed conversion of:
5½% Convertible Perpetual Preferred Stock	15	15	30	30
6¾% Mandatory Convertible Preferred Stock	49	–	51	–
7% Convertible Senior Notes	–	5	–	10
Diluted net income applicable to common stock	$1,168	$387	$1,661	$659

Weighted average common shares outstanding	381	188	300	188
Add shares issuable upon conversion, exercise or vesting of:
5½% Convertible Perpetual Preferred Stock	23	22	23	22
6¾% Mandatory Convertible Preferred Stock	39	–	21	–
7% Convertible Senior Notes	–	10	–	10
Dilutive stock options	2	1	1	1
Restricted stock	1	1	1	1
Weighted average common shares outstanding for purposes
of calculating diluted net income per share	446	222	346	222

Diluted net income per share of common stock	$2.62	$1.74	$4.80	$2.97

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. FCX’s convertible instruments are also excluded when including the conversion of these instruments increases reported diluted net income per share. A summary of the excluded amounts follows (in thousands, except exercise prices):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average outstanding options	169	1,006	568	842
Weighted average exercise price	$78.92	$63.77	$67.71	$63.77

6.	INVENTORIES
A summary of inventories, which were recorded using the weighted average cost method (except where otherwise indicated) and include the impact of purchase accounting adjustments (refer to Note 2), follows (in millions):

	June 30,	December 31,
	2007	2006
Mining Operations:
Raw materials	$1	$–
Work-in-process	117	11
Finished goods[a]	970	4
Mill and leach stockpiles	850	–
Atlantic Copper:
Concentrates – First in, first out (FIFO)	81	189
Work-in-process – FIFO	254	168
Finished goods – FIFO	10	12
PDIC:
Raw materials	148	–
Work-in-process	13	–
Finished goods	81	–
Total product inventories	2,525	384
Total materials and supplies, net[b]	712	340
Total inventories	$3,237	$724

a.	Finished goods inventory associated with mining operations primarily includes concentrates and cathodes.
b.	Materials and supplies inventories are net of obsolescence reserves totaling $17 million at June 30, 2007, and $16 million at December 31, 2006.

7.	TRUST ASSETS
A summary of FCX’s trust assets at June 30, 2007, which were acquired in connection with the acquisition of Phelps Dodge, follows (in millions):

Global reclamation and remediation	$428
Financial assurance	99	[a]
Non-qualified retirement benefits	53
Change of control	32
Total trust assets	$612

a.
Represents legally restricted funds for the use of asset retirement obligation activities at Chino, Tyrone and Cobre (refer to Note 13 for further discussion of financial assurance requirements for these operations).

8.	DEBT AND FINANCING TRANSACTIONS
At June 30, 2007, FCX had approximately $9.8 billion in debt, including $8.5 billion in acquisition debt, $0.9 billion in previously existing Phelps Dodge debt and $0.4 billion of previously existing FCX debt. In connection with financing its acquisition of Phelps Dodge, FCX used $2.5 billion of available cash (including cash acquired from Phelps Dodge) and funded the remainder with proceeds from borrowings under the $11.5 billion senior credit facility and proceeds from the offering of $6.0 billion in senior notes.

In accordance with its plan to reduce debt, following the close of the Phelps Dodge acquisition, FCX sold 47.15 million shares of common stock at $61.25 per share for net proceeds of approximately $2.8 billion and 28.75 million shares of 6¾% Mandatory Convertible Preferred Stock for net proceeds of approximately $2.8 billion (refer to Note 11 for further discussion of the 6¾% Mandatory Convertible Preferred Stock). The net

proceeds from these transactions were used to reduce borrowings under the $11.5 billion senior credit facility, with $2.5 billion used to fully repay the senior term loan due March 2012 and the remaining $3.1 billion to partially repay the senior term loan due March 2014 (the Tranche B term loan). During the second quarter of 2007, FCX prepaid an additional $1.9 billion of debt under the Tranche B term loan.

A summary of financing activities for the first six months of 2007, and FCX’s outstanding debt balances at June 30, 2007, follows (in billions):

	December 31,	Borrowings/			June 30,
	2006	Additions		Repayments	2007
$11.5 billion senior credit facility:
Senior term loan due 2012	$–	$2.5	[a]	$(2.5)	$–
Senior term loan due 2014	–	7.5	[a]	(5.0)	2.5
$1.5 billion revolving credit facilities	–	–		–	–
Senior Notes:
10⅛% Notes due 2010	0.3	–		(0.3)	–
6⅞% Notes due 2014	0.3	–		–	0.3
8¼% Notes due 2015	–	1.5	[a]	–	1.5
8⅜% Notes due 2017	–	3.5	[a]	–	3.5
Senior floating rate notes due 2015	–	1.0	[a]	–	1.0
Phelps Dodge Senior Notes	–	0.7		(0.1)	0.6
Other	0.1	0.3		–	0.4
	$0.7	$17.0		$(7.9)	$9.8

a.	Represents borrowings used to finance the acquisition of Phelps Dodge.

For the first six months of 2007, FCX recorded net charges totaling $135 million ($110 million to net income or $0.32 per share) for early extinguishment of debt. These net charges include $88 million ($75 million to net income) recorded in first-quarter 2007 and $30 million ($25 million to net income) recorded in second-quarter 2007 related to the accelerated recognition of deferred financing costs associated with the early repayment of amounts under the $11.5 billion senior credit facility. Also included is $17 million ($10 million to net income) recorded in second-quarter 2007 related to premiums paid and the accelerated recognition of deferred financing costs associated with the May 2007 redemption of FCX’s 10⅛% Senior Notes.

Additional information regarding the senior credit facility and senior notes used to finance the Phelps Dodge acquisition follows:

Senior Credit Facility. At the close of the Phelps Dodge acquisition, the senior credit facility consisted of a $2.5 billion term loan due March 2012, a $7.5 billion Tranche B term loan due March 2014 and $1.5 billion in revolving credit facilities due March 2012. The revolving credit facilities are composed of (i) a $1.0 billion revolving credit facility available to FCX and (ii) a $0.5 billion revolving credit facility available to both FCX and PT Freeport Indonesia, which represents an amendment to the FCX and PT Freeport Indonesia revolver that was scheduled to mature in 2009.

Interest on the revolving credit facilities currently accrues at the London Interbank Offered Rate (LIBOR) plus 1.00 percent, subject to an increase or decrease in the interest rate margin based on the credit rating assigned by Standard and Poor’s Rating Services (S&P) and Moody’s Investor Services (Moody’s). Prior to its refinancing, interest on the Tranche B term loan accrued at LIBOR plus 1.75 percent.

The senior credit facility also contains covenants, including limitations on indebtedness, liens, asset sales, prepayments of indebtedness and transactions with affiliates. Financial leverage ratios must be met in order to incur certain indebtedness and are required to be maintained when there are amounts drawn or letters of credits outstanding under the revolving credit facilities. The senior credit facility is guaranteed by certain wholly owned subsidiaries of FCX and is secured by the pledge of equity in substantially all of these subsidiary guarantors and certain other non-guarantor subsidiaries of FCX, and intercompany indebtedness owed to

FCX. Borrowings by FCX and PT Freeport Indonesia under the $0.5 billion revolver are also secured with a pledge of 50.1 percent of the outstanding stock of PT Freeport Indonesia, over 90 percent of the assets of PT Freeport Indonesia and, with respect to borrowings by PT Freeport Indonesia, a pledge of the Contract of Work.

On July 10, 2007, FCX refinanced the remaining $2.5 billion balance outstanding under the Tranche B term loan with proceeds from a new senior term loan due March 2012 (the Tranche A term loan). Interest on the new Tranche A term loan accrues at LIBOR plus 1.00 percent, subject to an increase or decrease in the interest rate margin based on the credit rating assigned by S&P and Moody’s. The new Tranche A term loan requires minimum scheduled amortization payments of 10 percent per year, consisting of equal payments of $122.5 million on September 30 and March 31, with the first payment on September 30, 2007. In addition, certain terms and conditions of the senior credit facility were amended, including the elimination of certain collateral requirements. As a result of this transaction, FCX will record charges totaling approximately $36 million ($31 million to net income) in third-quarter 2007 related to the accelerated recognition of deferred financing costs associated with the extinguishment of the Tranche B term loan.

Senior Notes. Interest on the senior notes is payable semiannually on April 1 and October 1, with the first payment due October 1, 2007. Interest on the senior floating rate notes due April 2015 accrues at six-month LIBOR plus 3.25 percent. FCX may redeem some or all of the notes at its option at make-whole redemption prices, and afterwards at stated redemption prices. FCX may make these optional make-whole redemptions prior to April 1, 2009, for the senior floating rate notes; April 1, 2011, for the 8¼% Senior Notes; and April 1, 2012, for the 8⅜% Senior Notes. The indenture governing the notes contains restrictions, including restrictions on incurring debt, creating liens, selling assets, entering into certain transactions with affiliates, paying cash dividends on common stock, repurchasing or redeeming common or preferred equity, prepaying subordinated debt and making investments.

9.	INCOME TAXES
FCX’s second-quarter 2007 income tax provision included taxes on international operations ($639 million) and U.S. taxes ($138 million). FCX’s income tax provision for the first six months of 2007 included taxes on international operations ($1.1 billion) and U.S. taxes ($92 million).

The difference between FCX’s consolidated effective income tax rate of approximately 37 percent for the first six months of 2007 and the U.S. federal statutory rate of 35 percent primarily was attributable to (i) withholding taxes incurred in connection with earnings from Indonesian and South American mining operations, (ii) income taxes incurred by PT Indocopper Investama, a wholly owned subsidiary of FCX whose only asset is its investment in PT Freeport Indonesia, and (iii) a U.S. foreign tax credit limitation, partly offset by a U.S. benefit for percentage depletion.

FCX’s income tax provision for second-quarter 2006 ($310 million) and for the first six months of 2006 ($532 million) primarily reflected taxes on PT Freeport Indonesia’s earnings. The difference between FCX’s effective income tax rate of approximately 43 percent for the first six months of 2006 and PT Freeport Indonesia’s Contract of Work rate of 35 percent primarily was attributable to withholding taxes incurred in connection with earnings from Indonesian mining operations and income taxes incurred by PT Indocopper Investama.

Effective January 1, 2007, FCX adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. With the adoption of FIN 48, FCX recognized a cumulative effect adjustment to increase beginning retained earnings of approximately $4 million. Following adoption of FIN 48, FCX no longer includes interest and penalties accrued on unrecognized tax benefits in its provision for income taxes; instead, interest and penalties are included in other income and expenses.

A summary of the activities associated with the reserve for unrecognized tax benefits, interest and penalties for the period of adoption, follows (in millions):

	Unrecognized
Three Months Ended March 31, 2007	Tax Benefit	Interest	Penalties
Balance at beginning of period	$41	$11	$–
Additions:
Acquisition of Phelps Dodge	220	6	2
Prior year tax positions	1	1	–
Balance, March 31, 2007	$262	$18	$2

The reserve for unrecognized tax benefits of $262 million at March 31, 2007, includes $124 million ($116 million net of income tax benefits) that, if recognized, would reduce FCX’s provision for income taxes. There were no material changes to the reserves for unrecognized tax benefits during the second quarter of 2007.

For the first quarter of 2006, interest and penalties accrued on unrecognized tax benefits and recorded in the provision for income taxes totaled $3 million.

FCX or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years of FCX and its significant subsidiaries that remain subject to examination are as follows:

Jurisdiction	Years Under Examination	Additional Open Years
U.S. Federal	1997-2005	2006
Indonesia	–	2002-2006
Peru	2003	1999-2002, 2004-2006
Chile	–	2003-2006
Arizona	–	2002-2006
New Mexico	–	2003-2006

FCX has not identified any uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease within the 12-month period following the date of adoption of FIN 48.

10.	INTEREST EXPENSE, NET
Interest expense, net, includes capitalized interest of approximately $50 million in the second quarter of 2007, approximately $2 million in the second quarter of 2006, approximately $57 million for the first six months of 2007 and approximately $4 million for the first six months of 2006. The majority of the capitalized interest in 2007 relates to development projects at Safford, Arizona, and Tenke Fungurume.

11.	STOCKHOLDERS’ EQUITY AND STOCK AWARD PLANS
Preferred Stock. On March 28, 2007, FCX completed the sale of 28.75 million shares of 6¾% Mandatory Convertible Preferred Stock, with a liquidation preference of $100 per share. The 6¾% Mandatory Convertible Preferred Stock will automatically convert on May 10, 2010, into between approximately 39 million and 47 million shares of FCX common stock at a conversion rate that will be determined based on FCX’s common stock price. The conversion rate per $100 face amount of mandatory preferred will be 1.6327 when the FCX common stock price is at or below $61.25 and 1.3605 when the FCX common stock price is at or above $73.50. For FCX common stock prices between these levels, the conversion rate will be equal to $100 divided by FCX’s common stock price. Prior to May 1, 2010, holders may convert their 6¾% Mandatory Convertible Preferred Stock at a conversion rate of 1.3605. Dividends are payable quarterly on February 1, May 1, August 1 and November 1, with the first dividend paid on August 1, 2007.

Stock Award Plans.On July 10, 2007, FCX’s stockholders approved amendments to FCX's 2006 Stock Incentive Plan (the Plan). The purpose of the Plan is to motivate and reward key personnel with stock based-awards at an appropriate level. As a result of the acquisition of Phelps Dodge, the number of employees and consultants who are now eligible to receive awards under our incentive plans increased by over 200 people.

Due in part to our increased employee population, the FCX Board of Directors believed that the number of shares available for grant under FCX's incentive plans was inadequate to address FCX's short-term needs. The amendments (i) increase the number of shares available for grant under the Plan from 12 million to 37 million shares, (ii) increase the sublimits under the Plan regarding the number of shares that may be granted as restricted stock, restricted stock units and other stock-based awards and (iii) extend the term of the amended and restated Plan to July 10, 2017.

During second-quarter 2007, FCX granted approximately 5 million stock options awards, resulting in stock-based compensation cost of $25 million recognized in selling, general and administrative expenses.

12.	ENVIRONMENTAL, RECLAMATION AND CLOSURE
FCX has the following environmental, reclamation and closure obligations following its acquisition of Phelps Dodge:

Environmental. FCX subsidiaries that operate in the U.S. are subject to various stringent federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. FCX subsidiaries also are subject to potential liabilities arising under CERCLA or similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment, including damages to natural resources. In addition, FCX subsidiaries are subject to potential liabilities under the Resource Conservation and Recovery Act (RCRA) and analogous state laws that require responsible parties to remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities.

Phelps Dodge or its subsidiaries previously have been advised by the U.S. Environmental Protection Agency (EPA), the Department of the Interior, the Department of Agriculture and several state agencies that, under CERCLA or similar state laws and regulations, they may be liable for costs of responding to environmental conditions at a number of sites that have been or are being investigated by EPA, the Department of the Interior, the Department of Agriculture or states to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. Phelps Dodge or its subsidiaries also have previously been advised by trustees for natural resources that it may be liable under CERCLA or similar state laws for damages to natural resources caused by releases of hazardous substances.

At June 30, 2007, environmental reserves totaled $360 million, which reflected the fair value of the estimated obligations at the acquisition date. The long-term portion of these reserves totaled $232 million and is included in other liabilities and deferred credits on the condensed consolidated balance sheet. At June 30, 2007, the unescalated, undiscounted environmental reserve totaled approximately $384 million, leaving approximately $24 million to be accreted over time. These environmental obligations were estimated based on projected cash flows, which included an estimated long-term inflation rate of 2.25 percent, and then discounted using a credit-adjusted risk-free interest rate of 7.8 percent.

Pinal Creek. The Pinal Creek site located near Miami, Arizona, has the most significant environmental reserve of all FCX sites totaling approximately $96 million. The Pinal Creek site was listed under the Arizona Department of Environmental Quality (ADEQ) Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by the members of the Pinal Creek Group (PCG), consisting of Phelps Dodge Miami, Inc. (Miami), a wholly owned subsidiary of Phelps Dodge, and two other companies. In 1998, the District Court approved a Consent Decree between the PCG members and the state of Arizona resolving all matters related to an enforcement action contemplated by the state of Arizona against the PCG members with respect to the groundwater matter. The Consent Decree committed Miami and the other PCG members to complete the remediation work outlined in the Consent Decree. That work continues at this time pursuant to the Consent Decree and consistent with state law and the National Contingency Plan prepared by EPA under CERCLA.

Miami and the other PCG members have been pursuing contribution litigation against three other parties involved with the site. Miami dismissed its contribution claims against one defendant when another PCG member agreed to be responsible for any share attributable to that defendant. Miami and the other PCG members settled their contribution claims against another defendant in April 2005. While the terms of the settlement are confidential, the proceeds of the settlement will be used to address remediation at the Pinal Creek site. The trial on the issue of allocating liability is pending.

While recoveries or payments may result from the contribution litigation, FCX cannot reasonably estimate the amount and, therefore, has not taken this into consideration in its reserve estimates.

Miami’s share of the planned remediation work based on the interim agreements between the parties has a cost range on an undiscounted and unescalated basis for reasonably expected outcomes estimated to be from $89 million to $202 million. Approximately $96 million (based on discounted present value calculations) remained in FCX’s Pinal Creek remediation reserve at June 30, 2007.

Other. At June 30, 2007, the cost range for reasonably possible outcomes for all reservable environmental remediation sites on an undiscounted and unescalated basis (including Pinal Creek’s estimate) was approximately $335 million to $640 million (of which approximately $360 million has been reserved). Significant work is expected to be completed in the next several years to remediate these sites.

FCX believes that there may be other potential claims for recovery from other third parties, including the U.S. government and other PRPs. These potential recoveries are not recognized unless realization is considered probable.

FCX subsidiaries have several sites for which no environmental reserve has been recognized because it is not probable that a successful claim will be made against FCX for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. While liabilities, if any, ultimately arising from potential environmental obligations may be material to the operating results of any single future quarter or year, management does not believe such liability is likely to have a material adverse effect on FCX’s liquidity or financial position.

A summary of environmental reserve activities for the three and six months ended June 30, 2007, follows (in millions):
	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
Balance, beginning of period	$356	$–
Liabilities assumed in acquisition of Phelps Dodge	22	380
Spending against reserves	(20)	(22)
Accretion expense	2	2
Balance, end of period	$360	$360

Asset Retirement Obligations. In connection with its acquisition of Phelps Dodge, FCX has recorded approximately $394 million of asset retirement obligations (AROs) accounted for in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” A summary of the activities associated with these AROs for the three and six months ended June 30, 2007, follows (in millions):

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
Balance, beginning of period	$406	$–
Liabilities assumed in acquisition of Phelps Dodge	(12)	394
Accretion expense	7	8
Payments	(13)	(14)
Revisions to cash flow estimates	3	3
Balance, end of period	$391	$391

At June 30, 2007, FCX estimated its share of the total cost of Phelps Dodge AROs, including anticipated future disturbances and cumulative payments, at approximately $1.3 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $900 million remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, engineering designs and technology, permit modifications or updates, mine plans or other factors and as actual reclamation spending occurs. ARO activities and expenditures generally are made over an extended period of time commencing near the end of the mine life; however, certain reclamation activities could be accelerated if doing so is required, or they are determined to be economically beneficial.

At June 30, 2007, FCX had trust assets totaling $428 million that are dedicated to funding global reclamation and remediation activities, and also had trust assets totaling $99 million that are legally restricted to fund a portion of its asset retirement obligations for Chino, Tyrone and Cobre as required for New Mexico financial assurance.

13.	CONTINGENCIES
FCX has the following contingencies in connection with the acquisition of Phelps Dodge:

Letters of Credit and Surety Bonds. Standby letters of credit totaled approximately $86 million at June 30, 2007, primarily for reclamation, environmental obligations and workers’ compensation insurance programs. In addition, FCX had surety bonds totaling approximately $95 million at June 30, 2007, associated with reclamation, closure and environmental obligations (approximately $66 million – refer to discussion below), self-insurance bonds primarily for workers’ compensation (approximately $23 million) and miscellaneous bonds (approximately $6 million).

Insurance. FCX purchases a variety of insurance products to mitigate insurable losses. The various insurance products typically have specified deductible amounts, or self-insured retentions, and policy limits. In second-quarter 2007, FCX renewed its property insurance coverage, which included the Phelps Dodge mining operations. FCX generally is self-insured for U.S. workers’ compensation, but purchases excess insurance up to statutory limits. An actuarial analysis is performed twice a year by an independent, third-party actuary for various FCX casualty programs, including workers’ compensation, to estimate required insurance reserves. Insurance reserves totaled approximately $57 million at June 30, 2007.

Environmental and Reclamation Programs. With regard to the disclosed environmental, reclamation and closure obligations discussed in Note 12, the following provides a summary of the significant Arizona and New Mexico environmental and reclamation programs and related contingencies.

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

At June 30, 2007, FCX had accrued closure costs of approximately $66 million for its Arizona operations. The amount of financial assurance currently demonstrated for Arizona closure and reclamation activities is approximately $183 million.

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

FCX’s New Mexico operations also are subject to regulation under the New Mexico Mining Act (the Mining Act), which was enacted in 1993, and the Mining Act Rules, which are administered by the Mining Minerals Division (MMD). Under the Mining Act, mines are required to submit and obtain approval of closeout plans describing the reclamation to be performed following closure of the mines or portions of the mines.

Chino, Tyrone and Cobre each have NMED-issued closure permits and MMD-approved closeout plans. Chino’s closure permit was appealed to the WQCC by a third party. The appeal originally was dismissed by the WQCC on procedural grounds, but that decision was overturned by the New Mexico Court of Appeals. The WQCC has postponed the hearing on the Chino closure permit pending a report by the parties regarding settlement discussions. Tyrone appealed certain conditions in its closure permit to the WQCC, which upheld the permit conditions. Tyrone appealed the WQCC’s decision to the Court of Appeals, and on June 15, 2006, the Court of Appeals overturned two conditions that Tyrone had challenged in its closure permit. The New Mexico Supreme Court denied Petitions for Certiorari filed by other parties. The case has been remanded to the WQCC for further proceedings to address the Court of Appeals decision. A hearing before the WQCC began on July 23, 2007 and is expected to continue for several weeks. Hidalgo has applied for renewal of its discharge permit, which includes a requirement for an updated closure plan. Hidalgo expects NMED to issue a new permit, including permit conditions regarding closure and financial assurance.

The terms of the NMED closure permits and MMD-approved closeout plans for Chino, Tyrone and Cobre require the facilities to conduct supplemental studies concerning closure and closeout, including feasibility studies to evaluate additional closure and reclamation alternatives. The feasibility studies are due, along with amended closure plans, before the end of the five-year permit terms, which end in 2008 for Chino and Tyrone and in 2009 for Cobre. Chino’s feasibility study report was submitted in February 2007 and was resubmitted in June 2007 to address agency comments. The terms of the NMED closure permits also require the facilities to prepare and submit abatement plans to address groundwater that exceeds New Mexico groundwater quality standards as well as potential sources of future groundwater contamination. Changes to the existing closure plans and additional requirements arising from the abatement plans could increase or decrease the cost of closure and closeout. Cobre submitted an application to MMD and NMED for a standby permit to defer implementation of closure and reclamation requirements, which was approved on December 5, 2006. Cobre continues on care-and-maintenance status.

Internal cost estimates to perform the work (internal cost basis) generally are lower than the cost estimates used for financial assurance because of savings from the use of internal personnel and equipment as opposed to third-party contractor costs, and opportunities to prepare the site for more efficient reclamation as mining progresses, among other factors. FCX estimates the total cost, on an internal cost basis, to perform the requirements of the approved closure and closeout permits to be approximately $283 million for Chino, $338 million for Tyrone and $40 million for Cobre (undiscounted and unescalated) over the 100-year period of the closure and closeout plans. Cost estimates, on a third-party cost basis used to determine the fair value of closure and closeout obligations for SFAS No. 143 totaled approximately $391 million for Chino, $438 million for Tyrone and $47 million for Cobre (undiscounted and unescalated). At June 30, 2007, FCX had accrued approximately $53 million for Chino, $196 million for Tyrone, $8 million for Cobre and $4 million for Hidalgo.

The terms of the permits also require Chino, Tyrone, Cobre and Hidalgo to provide and maintain financial assurance based upon the estimated cost to the state of New Mexico to implement the closure and closeout plans, including any long-term operation and maintenance obligations, in the event of a default by the operators. The third-party cost estimates for financial assurance under the existing permits are $371 million for Chino, $373 million for Tyrone and $45 million for Cobre on an undiscounted and unescalated basis over the 100-year period of the closure and closeout plans. Hidalgo is updating its cost estimate as part of its pending closure permit renewal. These cost estimates are converted to a discounted present value basis to determine the amount of financial assurance required for each facility. Financial assurance amounts at June 30, 2007, which reflected reductions for work completed through 2006 and agreed upon by NMED and MMD, were $185 million for Chino, $218 million for Tyrone and $29 million for Cobre. In the second half of 2007, Chino and Tyrone each expects to submit updated third-party closure cost estimates to the state of New Mexico as part of the permit renewal process. Chino and Tyrone will be required to post financial assurance based on these updated third party closure cost estimates. Financial assurance requirements may increase as part of the permit renewal process.

Up to 70 percent of the financial assurance for Chino, Tyrone and Cobre is in the form of third-party guarantees provided by Phelps Dodge. The terms of the applicable regulations and the guarantees require Phelps Dodge to meet certain financial tests. Phelps Dodge provided demonstrations that it met the applicable financial tests under the terms of the applicable regulations as of the end of 2006. If it is determined that Phelps Dodge no longer meets the applicable financial tests following its acquisition by FCX, the Phelps Dodge guarantees would have to be replaced with financial assurance in another form.

Litigation. Columbian Chemicals Company (Columbian), formerly a subsidiary of Phelps Dodge, together with several other companies, is a defendant in an action entitled Technical Industries, Inc. v. Cabot Corporation, et al., No. CIV 03-10191 WGY, filed on January 30, 2003, in the U.S. District Court in Boston, Massachusetts, and 14 other actions filed in four U.S. district courts, on behalf of a purported class of all individuals or entities who purchased carbon black directly from the defendants since January 1999. The Judicial Panel on Multidistrict Litigation consolidated all of these actions in the U.S. District Court for the District of Massachusetts under the caption In Re Carbon Black Antitrust Litigation. The consolidated amended complaint, which alleges that the defendants fixed the prices of carbon black and engaged in other unlawful activities in violation of the U.S. antitrust laws, seeks treble damages in an unspecified amount and attorney’s fees. The court certified a class that includes all direct purchasers of carbon black in the U.S. from January 30, 1999, through January 18, 2005. FCX has entered into an agreement to settle these claims for a payment of $6 million, which has been recorded as a liability. This settlement is subject to approval by the court following a hearing scheduled for September 27, 2007, after notice to the class members.

A separate action entitled Carlisle Companies Incorporated, et al. v. Cabot Corporation, et al., was filed against Columbian and other defendants on behalf of a group of affiliated companies that opted out of the federal class action. This action, which asserts similar claims as the class action, was filed in the Northern District of New York on July 28, 2005, but was transferred to the District of Massachusetts, where the class action is pending, and was consolidated with the class action for pretrial purposes. No separate proceedings have occurred in this action.

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

14.	COMMITMENTS AND GUARANTEES
FCX has unconditional purchase obligations (take-or-pay contracts with terms in excess of one year), including obligations assumed in connection with the acquisition of Phelps Dodge, consisting of the procurement of copper anodes, transportation, electricity, other supplies and services, sulfuric acid, port fee commitments and oxygen that are essential to its worldwide operations. A summary of the maturities of the Phelps Dodge take-or-pay obligations at June 30, 2007, follows (in millions):

		Less Than			After
	Total	1 Year	Years 2-3	Years 4-5	5 Years
Take-or-pay obligations	$662	$372	$218	$53	$19

FCX is also a guarantor in financial guarantees (including option guarantees and indirect guarantees of the indebtedness of others) and indemnities. At its Morenci mine in Arizona, FCX has a venture agreement dated February 7, 1986, with its business partner, Sumitomo Metal Mining Arizona, Inc. (Sumitomo), which includes a put/call option guarantee clause. FCX holds an 85 percent undivided interest in the Morenci complex. Under certain conditions defined in the venture agreement, Sumitomo has the right to sell its 15 percent share to FCX. Likewise, under certain conditions, FCX has the right to exercise its purchase option to acquire Sumitomo’s share of the venture. Based on calculations defined in the venture agreement, at June 30, 2007, the maximum potential payment FCX is obligated to make to Sumitomo upon exercise of the put option (or FCX’s exercise of its call option) totaled approximately $157 million. At June 30, 2007, FCX had not recorded any liability in its condensed consolidated financial statements in connection with this guarantee as FCX does not believe, based on information available, that it is probable that any amounts will be paid under this guarantee as the fair value of Sumitomo’s 15 percent share is well in excess of the exercise price.

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

15.	DERIVATIVE FINANCIAL INSTRUMENTS
In connection with the acquisition of Phelps Dodge, FCX acquired certain derivative instruments entered into by Phelps Dodge. The most significant of these derivatives are zero-premium copper collars (consisting of both put and call options) and copper put options. These derivative instruments do not qualify for hedge accounting and are adjusted to fair market value based on the forward price curve and implied volatility as of the last day of the respective reporting period, with the gain or loss recorded in revenues. The fair values of derivative instruments of Phelps Dodge following its acquisition by FCX are based on valuations provided by third parties, purchased derivative pricing models or widely published market closing prices at period end.

A summary of the most significant acquired derivative financial instruments as of June 30, 2007, follows (in millions, except per unit prices):

				Expired Derivative
				Positions
				Hedged
	Open Derivative Positions			Sales
	Open	Gain/		Price Per	Gain/
	Position	(Loss)[a]	Maturity	Unit	(Loss)[a]

Copper price protection (lbs.)[b]	1,216	$(168)	December 2007	$–	$–
Copper fixed-price rod sales (lbs.)	98	3	November 2008	3.41	54
Metal purchase (lbs.)	57	2	October 2009	–	4

a.	Represents gains (losses) recognized in the condensed consolidated statements of income from March 20, 2007, through June 30, 2007.
b.
With the acquisition of Phelps Dodge, FCX assumed copper hedging contracts whereby 486 million pounds of copper for 2007 are capped at $2.00 per pound. Mark-to-market accounting adjustments on these contracts resulted in charges of $130 million to revenues for the second quarter of 2007 and $168 million from March 20, 2007, through June 30, 2007. At June 30, 2007, the liability associated with these contracts was $592 million. Refer to discussion below for additional information associated with the 2007 copper price protection program.

A summary of the significant hedging strategies and the derivative instruments used in FCX’s risk management programs are provided below:

Metals Hedging
Copper Price Protection Program. Following the acquisition of Phelps Dodge, FCX assumed Phelps Dodge’s 2007 copper price protection program, which consists of zero-premium copper collars (consisting of both put and call options) for 486 million pounds of copper, capped at $2.00 per pound and copper put options for 730 million pounds with a floor price of $0.95 per pound. These derivative instruments do not qualify for hedge accounting and are adjusted to fair market value based on the forward price curve and implied volatility as of the last date of the respective reporting period, with the gain or loss recorded in revenues. The 2007 copper price protection program matures December 31, 2007, and will settle in the first quarter of 2008 with final adjustments based on the average annual London Metal Exchange (LME) price. FCX does not currently intend to enter into similar programs in the future.

Copper Fixed-Price Rod Sales. Some cathode and rod customers request a fixed sales price instead of the New York Commodity Exchange (COMEX) average price in the month of shipment. This fixed-price sales exposure is hedged in a manner that allows FCX to receive the COMEX average price in the month of shipment while customers receive the requested fixed price. Gains or losses from these contracts are recognized in revenue.

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

16.	BUSINESS SEGMENTS
FCX’s business consists of three primary operating divisions – Indonesian mining, North American mining and South American mining. Following is a discussion of the reportable segments included in these operating divisions, as well as FCX’s other reportable segments – Atlantic Copper and PDIC. FCX continues to evaluate reportable segments in conjunction with its review of the management reporting structure following the acquisition of Phelps Dodge, and as a result the following reportable segments may change in the future.

North American Mining. North American mining comprises copper operations from mining through rod production, molybdenum operations from mining through conversion to chemical and metallurgical products, marketing and sales. The North American mining operating division includes one reportable copper production segment (Morenci), and also includes as reportable segments Manufacturing and Primary Molybdenum.

The Morenci open-pit mine, located in southeastern Arizona, primarily produces electrowon copper cathodes and copper concentrates. In addition to copper, the Morenci mine produces molybdenum. FCX owns an 85 percent undivided interest in Morenci, an unincorporated joint venture, and applies the proportionate consolidation method of accounting. The remaining 15 percent is owned by Sumitomo Metal Mining Arizona, Inc., a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation. Each partner takes in kind its share of Morenci’s production.

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

Other North American mining operations, although not considered reportable segments, include FCX’s other southwestern U.S. copper mines – Bagdad, Sierrita, Chino, Cobre, Tyrone, Miami, Bisbee and Tohono. In addition to copper, the Bagdad, Sierrita and Chino mines produce molybdenum, gold, silver and rhenium. Other North American mining operations also include the Safford project, which is currently under development, a sales company, which functions as an agent to purchase and sell copper from the North American mines and the Manufacturing segment and also purchases and sells any copper not sold by the South American mines to third parties, and other ancillary operations.

South American Mining. South American mining includes one reportable copper production segment (Cerro Verde). The Cerro Verde open-pit copper mine, located near Arequipa, Peru, produces electrowon copper cathodes and copper concentrates. In addition to copper, the Cerro Verde mine produces molybdenum and silver. FCX owns a 53.56 percent equity interest in Cerro Verde, which it fully consolidates and reports the minority interest. The remaining 46.44 percent is held by SMM Cerro Verde Netherlands B.V., Compañía de Minas Buenaventura S.A.A. as well as other minority shareholders, certain of whose shares are publicly traded on the Lima Stock Exchange.

Other South American mining operations, although not considered reportable segments, include FCX’s other South American copper mines – Candelaria, Ojos del Salado and El Abra – which include open-pit and underground mining, sulfide ore concentrating, leaching, solution extraction and electrowinning, and other ancillary operations. In addition to copper, the Candelaria and Ojos del Salado mines produce gold and silver. FCX owns an 80 percent partnership interest in both the Candelaria and Ojos del Salado mines, and owns a 51 percent partnership interest in the El Abra mine. FCX fully consolidates these operations and reports the minority interest.

Indonesian Mining. Indonesian mining (i.e., Grasberg) includes PT Freeport Indonesia’s copper and gold mining operations and PT Puncakjaya Power’s power-generating operations (after eliminations with PT Freeport Indonesia).

FCX owns 90.64 percent of PT Freeport Indonesia, including 9.36 percent owned through our wholly owned subsidiary, PT Indocopper Investama, and the remaining 9.36 percent is owned by the Government of Indonesia. In 1996, FCX established a joint venture with Rio Tinto plc (Rio Tinto), which covers PT Freeport Indonesia’s mining operations in Block A and gives Rio Tinto, through 2021, a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver. After 2021, Rio Tinto will have a 40 percent interest in all production from Block A. PT Freeport Indonesia records its joint interest using the proportionate consolidation method of accounting.
Atlantic Copper Smelting & Refining. Atlantic Copper, FCX’s wholly owned smelting unit in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes.

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

FCX is currently exploring strategic alternatives for PDIC, including the potential sale of this division.

Other. Intersegment revenues of the individual North American mines represent an internal allocation based on sales to unaffiliated customers and realized copper prices. Intersegment sales by the Indonesian and South American mines are based upon arms-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices ultimately realized because of a variety of factors, including additional processing, timing of sales to unaffiliated customers and transportation premiums.

In addition to the allocation of revenues, FCX allocates certain operating costs, expenses and capital to the operating divisions and individual segments that may not be reflective of market conditions. FCX does not allocate all costs and expenses applicable to a mine or operation from the operating division or corporate offices. Accordingly, the following segment information reflects management determinations that may not be indicative of actual financial performance of each operating divisions or segment as if it was an independent entity.

FREEPORT-McMoRan COPPER & GOLD INC.
BUSINESS SEGMENTS

(In Millions)	North America						South America			Indonesia
					Other	Total		Other	Total			Atlantic
			Primary		North	North		South	South			Copper		Corporate,
		Manufac-	Molyb-		American	American	Cerro	American	American			Smelting		Other &	FCX
Three Months Ended June 30, 2007	Morenci	turing	denum		Mining	Mining	Verde	Mining	Mining	Grasberg		& Refining	PDIC	Eliminations	Total
Revenues:
Unaffiliated customers	$23	1,827	463		366	2,679	157	572	729	1,415	[a]	619	364	1	5,807
Intersegment	519	49	-		(327)	241	298	205	503	347		-	-	(1,091)	-
Production and delivery[c]	304	1,861	406		(300)	2,271	100	203	303	390		608	311	(1,033)	2,850
Depreciation, depletion and amortization[c]	69	5	22		72	168	35	101	136	56		9	3	7	379
Exploration and research expenses	-	-	-		3	3	-	-	-	-		-	-	37	40
Selling, general and administrative
expenses	-	-	5		2	7	-	-	-	45		6	5	76	139
Operating income (loss)[c]	$169	10	30	[b]	262	471	320	473	793	1,271		(4)	45	(177)	2,399
Interest expense, net	$-	1	-		-	1	4	(1)	3	3		7	3	165	182
Equity in affiliated companies’
net earnings	$-	-	-		1	1	-	-	-	-		-	-	6	7
Provision for income taxes	$-	-	-		-	-	123	156	279	443		-	-	55	777
Minority interests in net income of
consolidated subsidiaries	$-	-	-		-	-	101	125	226	-		-	6	81	313
Total assets at June 30, 2007	$4,737	818	1,894		8,730	16,179	4,975	4,521	9,496	4,352		1,062	1,387	8,158	40,634
Capital expenditures	$60	3	11		227	301	17	17	34	101		14	5	75	530

Three Months Ended June 30, 2006
Revenues:
Unaffiliated customers	$-	-	-		-	-	-	-	-	832	[a]	593	-	1	1,426
Intersegment	-	-	-		-	-	-	-	-	203		-	-	(203)	-
Production and delivery	-	-	-		-	-	-	-	-	281		561	-	(237)	605
Depreciation, depletion and amortization	-	-	-		-	-	-	-	-	34		7	-	3	44
Exploration and research expenses	-	-	-		-	-	-	-	-	-		-	-	3	3
Selling, general and administrative
expenses	-	-	-		-	-	-	-	-	56		3	-	(24)	35
Operating income	$-	-	-		-	-	-	-	-	664		22	-	53	739
Interest expense, net	$-	-	-		-	-	-	-	-	2		4	-	15	21
Equity in affiliated companies’
net earnings	$-	-	-		-	-	-	-	-	-		-	-	1	1
Provision for income taxes	$-	-	-		-	-	-	-	-	237		-	-	73	310
Minority interests in net income of
consolidated subsidiaries	$-	-	-		-	-	-	-	-	-		-	-	42	42
Total assets at June 30, 2006	$-	-	-		-	-	-	-	-	3,885		1,035	-	190	5,110
Capital expenditures	$-	-	-		-	-	-	-	-	56		2	-	-	58

a.	Includes PT Freeport Indonesia’s sales to PT Smelting totaling $625 million in second-quarter 2007 and $325 million in second-quarter 2006.
b.
Operating income for Primary Molybdenum included a $41 million loss primarily resulting from the difference between raw material purchases and average contractual selling prices, and was also net of a $49 million intercompany profit elimination associated with purchases and sales between Henderson and other molybdenum conversion facilities. Profits are deferred until sales are made to third parties.

c.
Operating income (loss) includes purchase accounting adjustments primarily associated with the impacts of the increases in the carrying values of Phelps Dodge’s metal inventories and stockpiles and property, plant and equipment. Following provides the impacts of these adjustments on FCX’s segments and operating divisions for second-quarter 2007:

Production and delivery	$68	(1)	67	117	251	-	18	18	N/A	N/A	2	(14)	257
Depreciation, depletion and amortization	60	-	10	47	117	15	55	70	N/A	N/A	-	(1)	186
Purchase accounting adjustments	$128	(1)	77	164	368	15	73	88	N/A	N/A	2	(15)	443

FREEPORT-McMoRan COPPER & GOLD INC.
BUSINESS SEGMENTS

(In Millions)	North America						South America			Indonesia
					Other	Total		Other	Total			Atlantic
			Primary		North	North		South	South			Copper		Corporate,
		Manufac-	Molyb-		American	American	Cerro	American	American			Smelting		Other &	FCX
Six Months Ended June 30, 2007	Morenci	turing	denum		Mining	Mining	Verde	Mining	Mining	Grasberg		& Refining	PDIC	Eliminations	Total
Revenues:
Unaffiliated customers	$23	2,034	515		426	2,998	171	698	869	2,747	[a]	1,073	421	2	8,110
Intersegment	540	58	-		(333)	265	395	230	625	724		-	-	(1,614)	-
Production and delivery[c]	333	2,071	458		(239)	2,623	144	275	419	713		1,035	359	(1,347)	3,802
Depreciation, depletion and amortization[c]	74	6	25		77	182	44	120	164	115		19	4	11	495
Exploration and research expenses	-	-	-		3	3	-	-	-	-		-	-	44	47
Selling, general and administrative
expenses	-	-	5		3	8	-	-	-	89		10	6	75	188
Operating income (loss)[c]	$156	15	27	[b]	249	447	378	533	911	2,554		9	52	(395)	3,578
Interest expense, net	$-	1	-		-	1	4	(1)	3	7		14	3	206	234
Equity in affiliated companies’
net earnings	$-	-	-		1	1	-	-	-	-		-	-	11	12
Provision for income taxes	$-	-	-		-	-	145	175	320	896		-	-	21	1,237
Minority interests in net income of
consolidated subsidiaries	$-	-	-		-	-	126	147	273	-		-	7	147	427
Capital expenditures	$75	5	13		261	354	18	18	36	175		21	6	80	672

Six Months Ended June 30, 2006
Revenues:
Unaffiliated customers	$-	-	-		-	-	-	-	-	1,400	[a]	1,109	-	3	2,512
Intersegment	-	-	-		-	-	-	-	-	432		-	-	(432)	-
Production and delivery	-	-	-		-	-	-	-	-	568		1,052	-	(537)	1,083
Depreciation, depletion and amortization	-	-	-		-	-	-	-	-	68		15	-	4	87
Exploration and research expenses	-	-	-		-	-	-	-	-	-		-	-	5	5
Selling, general and administrative
expenses	-	-	-		-	-	-	-	-	138		7	-	(79)	66
Operating income	$-	-	-		-	-	-	-	-	1,058		35	-	178	1,271
Interest expense, net	$-	-	-		-	-	-	-	-	5		10	-	29	44
Equity in affiliated companies’
net earnings	$-	-	-		-	-	-	-	-	-		-	-	5	5
Provision for income taxes	$-	-	-		-	-	-	-	-	382		-	-	150	532
Minority interests in net income of
consolidated subsidiaries	$-	-	-		-	-	-	-	-	-		-	-	69	69
Capital expenditures	$-	-	-		-	-	-	-	-	105		6	-	(1)	110

a.	Includes PT Freeport Indonesia’s sales to PT Smelting totaling $1.2 billion for the first six months of 2007 and $608 million for the first six months of 2006.
b.
Operating income for Primary Molybdenum included a $53 million loss primarily resulting from the difference between raw material purchases and average contractual selling prices, and was also net of a $49 million intercompany profit elimination associated with purchases and sales between Henderson and other molybdenum conversion facilities. Profits are deferred until sales are made to third parties.

c.
Operating income (loss) includes purchase accounting adjustments primarily associated with the impacts of increases in the carrying values of Phelps Dodge’s metal inventories and stockpiles and property, plant and equipment. Following provides the impacts of these adjustments on FCX’s segments and operating divisions for the first six months of 2007:

Production and delivery	$84	-	80	135	299	20	46	66	N/A	N/A	3	(15)	353
Depreciation, depletion and amortization	63	-	12	48	123	21	70	91	N/A	N/A	-	-	214
Purchase accounting adjustments	$147	-	92	183	422	41	116	157	N/A	N/A	3	(15)	567

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.:

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of June 30, 2007, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006, and the condensed consolidated statement of stockholders’ equity for the six-month period ended June 30, 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 26, 2007, we expressed an unqualified opinion on those consolidated financial statements and which report included an explanatory paragraph for the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” effective January 1, 2006; Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry,” effective January 1, 2006; and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R,” effective December 31, 2006. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

Phoenix, Arizona
August 3, 2007

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In management’s discussion and analysis, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries, including, except as otherwise stated, Phelps Dodge Corporation (Phelps Dodge) and its subsidiaries, which we acquired March 19, 2007. You should read this discussion in conjunction with our financial statements, the related discussion and analysis of financial condition and results of operations and the discussion of our “Business and Properties” in our Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission. The results of operations reported and summarized below are not necessarily indicative of future operating results. In particular, the financial results for the first six months of 2007 include the operations of Phelps Dodge only since March 20, 2007, not the full six-month period because of the accounting treatment for the acquisition. References to “Notes” refer to the “Notes to Condensed Consolidated Financial Statements.” Throughout management's discussion and analysis of financial condition and results of operations, all references to earnings or losses per share are based on diluted earnings or losses per common share.

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

On March 19, 2007, we acquired Phelps Dodge, a fully integrated producer of copper and molybdenum, with mines in North and South America and processing capabilities for other by-product minerals, such as gold, silver and rhenium, and several development projects, including the Tenke Fungurume mine in the Democratic Republic of Congo (DRC). Additionally, Phelps Dodge has an international manufacturing division, Phelps Dodge International Corporation (PDIC), which manufactures engineered wire and cable products principally for the global energy sector.

Through Phelps Dodge, we have the following operating open-pit copper mines in North America – Morenci, Bagdad and Sierrita in Arizona and Chino and Tyrone in New Mexico, as well as two primary molybdenum mines – Henderson and Climax, which is not currently operating, in Colorado. In addition, a new copper mine is under construction at Safford, Arizona. All of these mining operations are wholly owned, except for Morenci. We record our 85 percent interest in Morenci, an unincorporated joint venture, using the proportionate consolidation method. The North American mining operations are operated in an integrated fashion and have long-lived reserves with additional development potential.

Additionally, through Phelps Dodge, we have four copper mines in South America – Candelaria, Ojos del Salado and El Abra in Chile and Cerro Verde in Peru. We own an 80 percent partnership interest in both Candelaria and Ojos del Salado, a 51 percent partnership interest in El Abra and a 53.56 percent equity interest in Cerro Verde. We fully consolidate the results of these operations and report the minority interest.

ACQUISITION OF PHELPS DODGE

Phelps Dodge became our wholly owned subsidiary on March 19, 2007. In the acquisition, each share of Phelps Dodge common stock was exchanged for 0.67 of a share of FCX common stock and $88.00 in cash. As a result, we issued 136.9 million shares and paid approximately $18.0 billion in cash to Phelps Dodge shareholders. The estimated fair value of assets acquired and liabilities assumed and the results of Phelps Dodge’s operations are included in our condensed consolidated financial statements beginning March 20, 2007.

We paid a premium (i.e., goodwill) over the estimated fair value of the net tangible and identified intangible assets acquired for a number of potential strategic and financial benefits that are expected to be realized. Refer to Note 2 for further discussion of these potential benefits.

Accounting for the Acquisition of Phelps Dodge. The acquisition of Phelps Dodge is being accounted for under the purchase method as required by Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” with FCX as the accounting acquirer. Refer to Note 2 for a summary of the $25.8 billion purchase price, which was funded through a combination of common shares issued, borrowings under an $11.5 billion senior credit facility, proceeds from the offering of $6.0 billion senior notes and available cash resources (including cash acquired from Phelps Dodge).

In accordance with the purchase method of accounting, the purchase price paid was determined at the date of the public announcement of the transaction and has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the closing date of March 19, 2007. The estimated fair values were based on preliminary internal estimates and are subject to change as we complete our analysis. In valuing acquired assets and assumed liabilities, fair values were based on, but were not limited to: quoted market prices, where available; our intent with respect to whether the assets purchased are to be held, sold or abandoned; expected future cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount rates and growth rates. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. A significant decline in copper or molybdenum prices from those used to estimate the fair values of the acquired assets could result in impairment to the carrying amounts assigned to inventories; mill and leach stockpiles; property, plant, equipment and development costs; and goodwill.

The following table summarizes the actual and estimated impacts of the initial fair value adjustments on 2007 production and delivery costs and depreciation, depletion and amortization expense associated with the increases in the carrying values of Phelps Dodge’s metal inventories (including mill and leach stockpiles) and property, plant and equipment. These charges do not affect cash flows and are based on the preliminary purchase price allocations and projected sales volumes (refer to Note 2 for a summary of the June 30, 2007, preliminary purchase price allocation). Changes to fair value estimates of inventories, including mill and leach stockpiles, and/or property, plant and equipment, as well as changes in the timing of quarterly sales volumes, could result in actual amounts differing significantly from the estimates shown below. Additionally, inventories, including mill and leach stockpiles, are subject to lower of cost or market assessments, and significant declines in metals prices could result in future impairment charges.

	2007
	First Six	Third	Fourth
	Months	Quarter	Quarter	Total
(In millions)	Actual	Estimate	Estimate	Estimate
Production and delivery costs	$364	$100	$40	$504
Depreciation, depletion and amortization	214	200	210	624
Total cost of sales impact	$578	$300	$250	$1,128

Total net income impact	$364	$189	$158	$711

COPPER, GOLD AND MOLYBDENUM MARKETS

As shown in the graphs below, world metal prices for copper have fluctuated during the period from 1992 through July 2007 with the London Metal Exchange (LME) spot copper price varying from a low of approximately $0.60 per pound in 2001 to a high of approximately $4.00 per pound in May 2006. World gold prices have fluctuated during the period from 1998 through July 2007 from a low of approximately $250 per ounce in 1999 to a high of approximately $725 per ounce in May 2006. During the past 15 years, Metals Week Molybdenum Dealer Oxide prices have ranged from a low of $1.82 per pound in 1992 to a high of $40.00 per pound in June 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

* Excludes Shanghai stocks, producer, consumer and merchant stocks.

The graph above presents LME spot copper prices and reported stocks of copper at the LME and New York Commodity Exchange (COMEX) through July 31, 2007. From 2003 through 2005, global demand exceeded supply, evidenced by the decline in exchange warehouse inventories. LME and COMEX inventories have risen from the 2005 lows but combined stocks of approximately 135,000 metric tons at June 30, 2007, remain at historically low levels, representing less than three days of global consumption. Disruptions associated with strikes, unrest and other operational issues resulted in low levels of inventory throughout 2006. In December 2006 and early 2007, prices declined on concerns about reduced demand, especially in the United States (U.S.), and rising inventories; however, later in the second quarter of 2007 prices rose above $3.50 per pound reflecting continued volatility in market prices and continued strong demand. LME copper prices averaged $3.46 per pound in the second quarter of 2007, with prices ranging from $3.14 per pound to approximately $3.73 per pound. The LME spot price closed at $3.70 per pound on July 31, 2007. Future copper prices are expected to continue to be influenced by demand from China, economic performance in the U.S. and other industrialized countries, the timing of the development of new supplies of copper, production levels of mines and copper smelters and the level of direct participation by investors. We consider the current underlying supply and demand conditions in the global copper markets to be positive for our company.

After reaching new 25-year highs above $700 per ounce in May 2006, gold prices declined in the second half of 2006. Gold prices averaged approximately $667 per ounce in the second quarter of 2007, with prices ranging from approximately $642 per ounce to approximately $691 per ounce. Gold prices continued to be supported by increased investment demand for gold, ongoing geopolitical tensions, a weak U.S. dollar, inflationary pressures and reduced mine supply. The London gold price closed at $665.50 per ounce on July 31, 2007.

Molybdenum markets have been strong in recent years as demand has exceeded available supplies. In 2006, the molybdenum market was generally balanced with prices ranging from $20.50 per pound to $28.40 per pound and averaging $24.75 per pound. Molybdenum markets continued to be strong in the first half of 2007. For the second quarter of 2007, prices averaged $30.56 per pound and ranged from $27.60 per pound to $34.25 per pound. The Metals Week Molybdenum Dealer Oxide price closed at $31.25 per pound on July 27, 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles (GAAP) in the U.S. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. As a result of the acquisition of Phelps Dodge, the following provides additional and/or revised critical accounting policies and estimates to those presented in our 2006 Annual Report on Form 10-K.

Recoverable Copper. We record, as inventory, applicable costs for copper contained in mill and leach stockpiles that are expected to be processed in the future based on proven processing technologies. Mill and leach stockpiles are evaluated periodically to ensure that they are stated at the lower of cost or market.

Because it is generally impracticable to determine copper contained in mill and leach stockpiles by physical count, reasonable estimation methods are employed. The quantity of material delivered to mill and leach stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blasthole cuttings determine the estimated copper grade contained in the material delivered to the mill and leach stockpiles.

Expected copper recovery rates for mill stockpiles are determined by metallurgical testing. The recoverable copper in mill stockpiles can be extracted into copper concentrate almost immediately. Estimates of copper contained in mill stockpiles are adjusted as material is added or removed and fed to the mill.

Expected copper recovery rates for leach stockpiles are determined using small-scale laboratory tests, small- to large-scale column testing (which simulates the production-scale process), historical trends and other factors, including mineralogy of the ore and rock type. Estimated amounts of copper contained in the leach stockpiles are reduced as stockpiles are leached, the leach solution is fed to the electrowinning process, and copper cathodes are produced. Ultimate recovery of copper contained in leach stockpiles can vary from a very low percentage to more than 90 percent depending on several variables, including type of recovery, mineralogy and particle size of the rock. Although as much as 70 percent of the copper ultimately recoverable may be extracted during the first year, the remaining copper is recovered over several years.

Processes and recovery rates are monitored continuously, and recovery rate estimates are adjusted periodically as additional information becomes available and as related technology changes.

Asset Impairments. We evaluate long-term assets to be held and used for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Goodwill, investments and our identifiable intangible assets are evaluated at least annually for impairment. Evaluations are based on business plans developed using a time horizon generally reflective of the historical, moving average for the full price cycle. We use estimates of future pre-tax, undiscounted net cash flows of the related asset or asset grouping over the remaining life to measure whether the assets are recoverable and measure any impairment by reference to fair value. Fair value is based on observable market prices. In the absence of observable market prices, fair value is generally estimated using estimated after-tax, discounted net cash flows. Should estimates of future copper, gold and molybdenum prices decrease, impairment to the carrying value of our long-term assets may result.

Deferred Taxes. In preparing our consolidated financial statements, we recognize our consolidated provision for income taxes based on our estimated annualized tax rate and adjust the tax provision accordingly. For each jurisdiction, we estimate the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates and laws is recognized in income in the period in which such changes are enacted.

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

Environmental Obligations. Our mining, exploration, production and historical operating activities are subject to stringent laws and regulations governing the protection of the environment and compliance with those laws requires significant expenditures. Environmental expenditures for closed facilities and closed portions of operating facilities are expensed or capitalized depending upon their future economic benefits. The general guidance provided by U.S. GAAP requires that liabilities for contingencies be recorded when it is probable that a liability has been incurred and that the amount can be reasonably estimated. Refer to Note 3 for further discussion of our accounting policy for environmental expenditures.

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

At June 30, 2007, environmental reserves recorded in the condensed consolidated balance sheet totaled $360 million, which reflected the fair value of the estimated obligations for environmental liabilities attributed to Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs and for estimated future costs associated with environmental matters at closed facilities and closed portions of certain facilities. At June 30, 2007, the cost range for reasonably possible outcomes for all reservable remediation sites, on an undiscounted and unescalated basis, was $335 million to $640 million.

We have a number of sites for which an environmental reserve has not been recorded because it is not probable that a successful claim will be made against us for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. The liabilities arising from these potential environmental obligations may be material to the operating results of any quarter or year in the future. However, we believe any liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial position.

Purchase Accounting. We accounted for the acquisition of Phelps Dodge in accordance with the purchase method of accounting, with FCX as the accounting acquirer. In accordance with the purchase method of accounting, the price paid was determined at the date of the public announcement of the transaction and has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the closing date of March 19, 2007. The excess of the purchase price over the fair value of the net assets acquired represents goodwill that will be allocated to reporting units and subject to annual impairment testing.

The June 30, 2007, preliminary purchase price allocation represents the estimated fair values of assets acquired and liabilities assumed based on internal estimates and are subject to change as we complete our analysis. Refer to Note 2 for a summary of the purchase price allocation as of June 30, 2007. Upon finalization of the purchase price allocation, any resulting goodwill will be allocated to the reporting units, which could range from individual mines to groups of mines in each regional business unit.

CONSOLIDATED RESULTS

A summary of comparative results for the three and six-month periods ended June 30, 2007 and 2006, follows:

				Six Months Ended
	Second Quarter			June 30,
	2007[a]		2006	2007[b]		2006
Revenues (in millions)	$5,807	[c]	$1,426	$8,110	[c]	$2,512	[g]
Operating income (in millions)	$2,399	[c]	$739	$3,578	[c]	$1,271	[g]
Net income applicable to common stock (in millions)[f]	$1,104	[c,d]	$367	$1,580	[c,d]	$619	[g]
Diluted net income per share of common stock	$2.62	[c,d,e]	$1.74	$4.80	[c,d,e]	$2.97	[g]

Sales from Mines
Copper
Consolidated share (millions of recoverable pounds)	1,010		220	1,530		445
Average realized price per pound	$3.33	[c]	$3.33	$3.32	[c]	$3.27
Gold
Consolidated share (thousands of recoverable ounces)	913		278	1,869		750
Average realized price per ounce	$658.36		$613.77	$659.51		$492.73	[g]
Molybdenum
Consolidated share (millions of recoverable pounds)	15		N/A	17		N/A
Average realized price per pound	$24.83		N/A	$24.68		N/A

a.	A summary of the key components contributing to the consolidated results for the second quarter of 2007 follows (in millions):
		Operating
	Revenues	Income	Net Income
FCX, excluding Phelps Dodge	$2,035	$1,269	$471
Phelps Dodge results	3,772	1,573	935
Purchase accounting impact:
Inventories, including mill and leach stockpiles	–	(268)	(168)
Property, plant, equipment and development costs	–	(186)	(117)
Other	–	11	(17)
Consolidated	$5,807	$2,399	$1,104

Phelps Dodge’s sales from its mines totaled 676 million pounds of copper, 33 thousand ounces of gold and 15 million pounds of molybdenum in second-quarter 2007.

b.
The six months ended June 30, 2007, include the operations of Phelps Dodge beginning March 20, 2007. A summary of the key components contributing to the consolidated results for the six months ended June 30, 2007, follows (in millions):

		Operating
	Revenues	Income	Net Income
FCX, excluding Phelps Dodge	$3,822	$2,355	$923
Phelps Dodge results	4,288	1,790	1,038
Purchase accounting impact:
Inventories, including mill and leach stockpiles	–	(364)	(229)
Property, plant, equipment and development costs	–	(214)	(135)
Other	–	11	(17)
Consolidated	$8,110	$3,578	$1,580

Phelps Dodge’s sales from its mines totaled 779 million pounds of copper, 42 thousand ounces of gold and 17 million pounds of molybdenum for the first six months of 2007.

c.
Includes charges to revenues for mark-to-market accounting adjustments on Phelps Dodge’s 2007 copper price protection program totaling $130 million ($80 million to net income or $0.18 per share) and a reduction in average realized prices of $0.13 per pound in second-quarter 2007, and $168 million ($103 million to net income or $0.30 per share) and a reduction in average realized prices of $0.11 per pound for the first six months of 2007.
d.
Includes net losses on early extinguishment of debt totaling $47 million ($35 million to net income or $0.08 per share) in second-quarter 2007 and $135 million ($110 million to net income or $0.32 per share) for the first six months of 2007 related to premiums paid and the accelerated recognition of deferred financing costs associated with prepayments on our senior credit facility and the May 2007 redemption of our 10⅛% Senior Notes.

e.
On March 19, 2007, we issued 136.9 million common shares to acquire Phelps Dodge, and on March 28, 2007, we sold 47.15 million common shares. Common shares outstanding at June 30, 2007, totaled 382 million shares. Assuming conversion of all our convertible instruments, total potential common shares outstanding would be 444 million shares at June 30, 2007.

f.	After dividends on preferred stock.
g.
Includes a loss on redemption of our Gold-Denominated Preferred Stock, Series II totaling $69 million ($37 million to net income or $0.17 per share) and a reduction in average realized prices of $92.61 per ounce for the revenue adjustment relating to the redemption.

Outlook
Below is a summary of our currently projected consolidated sales volumes for 2007 and for third-quarter 2007. Actual consolidated sales volumes for 2007 include Phelps Dodge sales volumes beginning March 20, 2007, and pro forma sales volumes for 2007 include Phelps Dodge sales volumes prior to the acquisition.

	Full Year 2007		Third-Quarter
	Actual	Pro forma	2007
Copper (in billions of recoverable pounds)	3.4	3.9	900
Gold (in thousands of recoverable ounces)	2,100	2,100	125
Molybdenum (in millions of recoverable pounds)	51	68	16

The achievement of the above sales estimates will be dependent, among other factors, on the achievement of targeted mining rates and expansion plans, the successful operation of production facilities, the impact of weather conditions and other factors.

Consolidated revenues and net income vary significantly with fluctuations in the market prices of copper, gold and molybdenum, sales volumes and other factors. Based on projected consolidated copper sales volumes (excluding purchased copper) for the remainder of 2007 (approximately 1.8 billion pounds) and provisionally priced sales at June 30, 2007, and assuming an average price of $3.25 per pound of copper, each $0.20 per pound change in the average price realized in the balance of the year would have an approximate $480 million impact on our 2007 revenues and an approximate $225 million impact on our 2007 net income, which includes the impact associated with the 2007 copper price protection program. Based on projected consolidated gold sales for the remainder of 2007 (250 thousand ounces), a $50 per ounce change in the average price realized would have an approximate $12 million impact on our 2007 revenues and an approximate $7 million impact on our 2007 net income. Based on projected consolidated molybdenum sales for the remainder of 2007 (34 million pounds), a $2 per pound change in the average price realized would have an approximate $40 million impact on our 2007 revenues and an approximate $28 million impact on our 2007 net income.

Revenues
Consolidated revenues include PT Freeport Indonesia’s sale of copper concentrates, which also contain significant quantities of gold and silver, the sale by Atlantic Copper of copper anodes, copper cathodes, and gold in anodes and slimes, and, beginning March 20, 2007, the sales of copper, gold, molybdenum and other metals and metal-related products by Phelps Dodge. Excluding additional revenues associated with Phelps Dodge’s operations ($3.8 billion), revenues for the second quarter of 2007 were approximately 43 percent higher than for the second quarter of 2006, reflecting higher copper and gold prices and higher sales volumes in 2007. Higher sales volumes were primarily because PT Freeport Indonesia mined higher grade ore in the second quarter of 2007, compared with the second quarter of 2006.

Excluding additional revenues associated with Phelps Dodge’s operations ($4.3 billion), revenues for the first six months of 2007, were approximately 52 percent higher than for the comparable 2006 period, reflecting higher copper and gold prices and higher sales volumes in 2007. Higher sales volumes were primarily because PT Freeport Indonesia mined higher grade ore for the first six months of 2007, compared with the first six months of 2006.

Substantially all of our concentrate sales contracts provide final copper pricing in a specified future period based on prices quoted on the LME. We record revenues and invoice customers based on LME prices at the time of shipment. Under accounting rules, these terms create an “embedded derivative” in our concentrate sales contracts which must be adjusted to fair value through earnings each period until the date of final pricing. As a result, revenues include net additions for adjustments to the fair value of embedded copper derivatives in concentrate sales contracts of $146 million in the second quarter of 2007 and $254 million for the first six months of 2007, compared with net additions of $174 million in the second quarter of 2006 and $304 million for the first six months of 2006.

At June 30, 2007, our consolidated copper sales included 490 million pounds of copper priced at an average of $3.45 per pound and subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the June 30, 2007, pricing would impact our 2007 net income by approximately $15 million.

Adjustments to concentrate sales recognized in prior quarters increased second-quarter 2007 revenues by $180 million ($95 million to net income or $0.21 per share), compared with an increase of $147 million ($78 million to net income or $0.35 per share) in the second quarter of 2006. Adjustments to concentrate sales recognized in prior quarters increased revenues for the first six months of 2007 by $178 million ($94 million to net income or $0.27 per share), compared with an increase of $138 million ($73 million to net income or $0.33 per share) for the first six months of 2006.

On limited past occasions, in response to market conditions, we have entered into copper and gold price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. We currently have a very small quantity of gold production subject to price protection contracts acquired in the Phelps Dodge transaction. Also, in connection with the acquisition of Phelps Dodge, FCX assumed Phelps Dodge’s 2007 copper price protection program, which resulted in charges to revenues for mark-to-market accounting adjustments totaling $130 million ($80 million to net income or $0.18 per share) for the second quarter of 2007 and $168 million ($103 million to net income or $0.30 per share) from March 20, 2007, through June 30, 2007. Refer to Note 15 and “Contractual Obligations - Hedging Activities” for further discussion of the 2007 copper price protection program. FCX does not currently intend to enter into similar programs in the future.

In February 2006, we redeemed our Gold-Denominated Preferred Stock, Series II, which resulted in a charge to revenues of $69 million ($37 million to net income or $0.17 per share).

Production and Delivery Costs
Consolidated production and delivery costs were higher in the second quarter of 2007 at $2.8 billion compared with $605 million for the second quarter of 2006. Excluding additional production and delivery costs associated with the Phelps Dodge operations ($2.2 billion, which included $257 million primarily related to purchase accounting impacts for higher values of metal inventories and stockpiles), the increase of $35 million primarily reflects higher PT Freeport Indonesia costs mostly related to higher sales volumes in 2007 (refer to “Indonesian Mining” for further discussion).

Consolidated production and delivery costs were higher for the first six months of 2007 at approximately $3.8 billion compared with approximately $1.1 billion for the first six months of 2006. Excluding additional production and delivery costs associated with the Phelps Dodge operations ($2.6 billion, which included $353 million primarily related to purchase accounting impacts for higher values of metal inventories and stockpiles), the increase of $140 million primarily reflects higher PT Freeport Indonesia costs mostly related to higher sales volumes in 2007 (refer to “Indonesian Mining” for further discussion).

Energy Costs. Energy, including electricity, diesel fuel, coal and natural gas, represents a significant portion of our production and delivery costs. To moderate the impact of increasing energy costs, we have multi-year energy contracts in place, primarily at our North American operations. We will continue to review our energy costs and consider appropriate hedging strategies. We may continue to experience high energy costs if prices remain at the levels experienced in 2006.

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

Cost Structure. We continue to experience increases in our worldwide copper production costs. One factor affecting the increase in average copper production costs is Phelps Dodge’s previous restart of certain higher-cost properties in response to strong demand for copper. Costs are also affected by the prices of commodities, equipment consumed or used in our operations and labor costs. In addition, our cost structure in certain of our North American operations is higher than that of some mines located outside the U.S. This is because of lower ore grades, higher labor costs (including pension and health-care costs) and, in some cases, stricter regulatory requirements.

Underground operations are more sensitive to labor costs than large-scale open pit and process operations. We are developing large-scale underground operations in Indonesia. Increasing labor costs without corresponding productivity gains will adversely impact our current and future underground development and operations.

Depreciation, Depletion and Amortization
Consolidated depreciation, depletion and amortization expense increased to $379 million in the second quarter of 2007 compared with $44 million in the second quarter of 2006. Excluding additional depreciation, depletion and amortization associated with the Phelps Dodge operations ($311 million, which included $186 million related to purchase accounting impacts for the increase in the carrying value of Phelps Dodge’s property, plant and equipment), the remaining $24 million increase was primarily related to higher copper sales volumes at PT Freeport Indonesia during the second quarter of 2007, which resulted in higher depreciation, depletion and amortization expense under the unit-of-production method.

Consolidated depreciation, depletion and amortization expense increased to $495 million for the first six months of 2007 compared with $87 million for the first six months of 2006. Excluding additional depreciation, depletion and amortization associated with the Phelps Dodge operations ($354 million, which included $214 million related to purchase accounting impacts for the increase in the carrying value of Phelps Dodge’s property, plant and equipment), the remaining $54 million increase was primarily related to higher copper sales volumes at PT Freeport Indonesia during the first six months of 2007, which resulted in higher depreciation, depletion and amortization expense under the unit-of-production method.

Selling, General and Administrative Expense
Consolidated selling, general and administrative expense increased to $139 million in second-quarter 2007 compared with $35 million in second-quarter 2006. The increase of $104 million primarily reflects additional costs relating to the acquisition of Phelps Dodge ($60 million) and higher stock-based compensation costs related to second-quarter 2007 stock option grants ($25 million).

Consolidated selling, general and administrative expense increased to $188 million for the first six months of 2007, compared with $66 million for the first six months of 2006. The increase of $122 million primarily reflects additional costs relating to the acquisition of Phelps Dodge ($68 million) and higher stock-based compensation costs related to second-quarter 2007 stock option grants ($25 million).

Interest Expense, Net
Total consolidated interest cost (before capitalization) increased to $232 million in second-quarter 2007 and $291 million for the first six months of 2007, compared with $23 million in the second quarter of 2006 and $48 million for the first six months of 2006. The increase in interest expense in the 2007 periods primarily relates to the addition of debt incurred in connection with the acquisition of Phelps Dodge. Refer to Note 8 and “Capital Resources and Liquidity – Financing Activities” for further discussion of the debt incurred in connection with the acquisition. We expect our interest cost for 2007 to be significantly higher compared with 2006 because of the acquisition debt.

Capitalized interest totaled $50 million in the second quarter of 2007 and $57 million for the first six months of 2007, compared with $2 million in the second quarter of 2006 and $4 million for the first six months of 2006. The increase in capitalized interest in 2007 primarily relates to development projects at Safford and Tenke Fungurume.

Losses on Early Extinguishment and Conversion of Debt, Net
For the first six months of 2007, we recorded net charges totaling $135 million ($110 million to net income or $0.32 per share) for early extinguishment of debt. These net charges include $88 million ($75 million to net income) recorded in first-quarter 2007 and $30 million ($25 million to net income) recorded in second-quarter 2007 related to the accelerated recognition of deferred financing costs associated with early repayment of amounts under the $11.5 billion senior credit facility. Also included is $17 million ($10 million to net income) recorded in second-quarter 2007 related to premiums paid and the accelerated recognition of deferred financing costs associated with the May 2007 redemption of our 10⅛% Senior Notes.

During the first six months of 2006, we recorded net charges totaling approximately $2 million ($2 million to net income or $0.01 per share) for early extinguishment and conversion of debt associated with debt reduction activities, including privately negotiated transactions to induce conversion of $16 million of our 7% Convertible Senior Notes into FCX common stock and open-market purchases of $11.5 million of our 10⅛% Senior Notes.

Gains on Sales of Assets
Gains on sales of assets totaled $38 million for both the second quarter and first six months of 2007 primarily associated with the sale of marketable securities. For both the second quarter and first six months of 2006 gains on sales of assets totaled $9 million.

Other Income, Net
Other income, net, increased to $43 million in second-quarter 2007 and $66 million for the first six months of 2007, compared with $6 million in the second quarter of 2006 and $11 million for the first six months of 2006. The increase in other income in the 2007 periods primarily relates to higher interest income.

Interest income totaled $41 million in the second quarter of 2007 and $63 million for the first six months of 2007, including interest on cash acquired from Phelps Dodge. Interest income totaled $5 million in the second quarter of 2006 and $12 million for the first six months of 2006. The overall increase in interest income was related to higher cash balances.

Provision for Income Taxes
Our second-quarter 2007 income tax provision included taxes on international operations ($639 million) and U.S. taxes ($138 million). FCX’s income tax provision for the first six months of 2007 included taxes on international operations ($1.1 billion) and U.S. taxes ($92 million).

The difference between FCX’s consolidated effective income tax rate of approximately 37 percent for the first six months of 2007 and the U.S. federal statutory rate of 35 percent primarily was attributable to (i) withholding taxes incurred in connection with earnings from Indonesian and South American mining operations, (ii) income taxes incurred by PT Indocopper Investama, a wholly owned subsidiary of FCX whose only asset is its investment in PT Freeport Indonesia, and (iii) a U.S. foreign tax credit limitation, partly offset by a U.S. benefit for percentage depletion.

FCX’s income tax provision for second-quarter 2006 ($310 million) and for the first six months of 2006 ($532 million) primarily reflected taxes on PT Freeport Indonesia’s earnings. The difference between FCX’s effective income tax rate of approximately 43 percent for the first six months of 2006 and PT Freeport Indonesia’s Contract of Work rate of 35 percent primarily was attributable to withholding taxes incurred in connection with earnings from Indonesian mining operations and income taxes incurred by PT Indocopper Investama.

A summary of the significant components in the calculation of our consolidated provision for income taxes for the first six months of 2007 follows (in millions, except percentages):

		Effective	Provision for
	Income[a]	Tax Rate	Income Tax
North America
Income before taxes and minority interests	$408	30%	$122
Purchase accounting adjustments	(434)	39%	(169)
Subtotal	(26)		(47)
South America
Income before taxes and minority interest	1,076	35%	374
Purchase accounting adjustments	(156)	35%	(54)
Subtotal	920		320
Indonesia
Income before taxes and minority interests	2,365	43%	1,021
Other
Income before taxes and minority interests	66	31%	21
Annualized rate adjustment[b]	N/A	N/A	(78)

Consolidated totals	$3,325	37%	$1,237

a.	Represents income before income taxes and minority interests.
b.
In accordance with APB Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28,” (FIN 18) we adjust our interim provision for income taxes to equal our estimated annualized tax rate, currently 37 percent.

Refer to Note 9 for further discussion of income taxes.

Minority Interests in Net Income of Consolidated Subsidiaries
Minority interests in net income of consolidated subsidiaries increased to $313 million in the second quarter of 2007, compared with $42 million in the second quarter of 2006. The increase of $271 million primarily was attributable to additional amounts associated with our South American mining operations ($226 million), along with an increase related to higher earnings at PT Freeport Indonesia ($39 million).

Minority interests in net income of consolidated subsidiaries increased to $427 million for the first six months of 2007, compared with $69 million for the first six months of 2006. The increase of $358 million primarily was attributable to additional amounts associated with our South American mining operations ($273 million), along with an increase related to higher earnings at PT Freeport Indonesia ($78 million).

RESULTS OF OPERATIONS

Following the acquisition of Phelps Dodge, our business consists of three primary operating divisions –North American mining, South American mining and Indonesian mining. Refer to “Mining Operations” for further discussion of the operations associated with these divisions.

A summary of revenues by division, which includes the results of Phelps Dodge beginning March 20, 2007, follows (in millions):

	Second-Quarter 2007			Second-Quarter 2006
	Unaffiliated	Inter-		Unaffiliated	Inter-
	Customers	segment	Total	Customers	segment	Total
North American mining[a]	$2,679	$241	$2,920	$–	$–	$–
South American mining[b]	729	503	1,232	–	–	–
Indonesian mining	1,415	347	1,762	832	203	1,035
Atlantic Copper smelting & refining	619	–	619	593	–	593
PDIC	364	–	364	–	–	–
Corporate, other & eliminations	1	(1,091)	(1,090)	1	(203)	(202)
Consolidated revenues	$5,807	$–	$5,807	$1,426	$–	$1,426

	Six Months Ended June 30,
	2007			2006
	Unaffiliated	Inter-		Unaffiliated	Inter-
	Customers	segment	Total	Customers	segment	Total
North American mining[a]	$2,998	$265	$3,263	$–	$–	$–
South American mining[b]	869	625	1,494	–	–	–
Indonesian mining	2,747	724	3,471	1,400	432	1,832
Atlantic Copper smelting & refining	1,073	–	1,073	1,109	–	1,109
PDIC	421	–	421	–	–	–
Corporate, other & eliminations	2	(1,614)	(1,612)	3	(432)	(429)
Consolidated revenues	$8,110	$–	$8,110	$2,512	$–	$2,512

a.	Includes our operating mines at Morenci, Bagdad, Sierrita, Chino and Tyrone. Also includes our Manufacturing and Primary Molybdenum operations (refer to Note 16).
b.	Includes our operating mines at Candelaria, Ojos del Salado, El Abra and Cerro Verde (refer to Note 16).

Intersegment revenues of the individual North American mines represent an internal allocation based on sales to unaffiliated customers and realized copper prices. Intersegment sales by the Indonesian and South American mines are based upon arms-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices ultimately realized due to a variety of factors, including additional processing, timing of sales to unaffiliated customers and transportation premiums.

In addition to the allocation of revenues, we allocate certain operating costs, expenses and capital to the operating divisions and individual segments that may not be reflective of market conditions. We do not allocate all costs and expenses applicable to a mine or operation from the operating division or corporate offices. Accordingly, any division or segment information reflects management determinations that may not be indicative of actual financial performance of each operating division or segment as if it was an independent entity.

A summary of operating income (loss) by operating division, which includes the results of Phelps Dodge beginning March 20, 2007, follows (in millions):

	Second Quarter		Six Months Ended June 30,
	2007	2006	2007		2006
North American mining	$471	$–	$447		$–
South American mining	793	–	911		–
Indonesian mining	1,271	664	2,554		1,058
Atlantic Copper smelting & refining	(4)	22	9		35
PDIC	45	–	52		–
Corporate, other & eliminations	(177)	53	(395)		178
Consolidated operating income	$2,399 [a]	$739	$3,578	[a]	$1,271

a.
Operating income includes purchase accounting adjustments totaling $443 million for the second quarter of 2007 and $567 million for the first six months of 2007 (refer to Note 16). These adjustments primarily relate to the impacts of increases in the carrying values of Phelps Dodge’s metal inventories (including mill and leach stockpiles) and property, plant and equipment.

MINING OPERATIONS

North American Mining
Our North American mining operations comprise copper operations from mining through rod production, molybdenum operations from mining through conversion to chemical and metallurgical products, marketing and sales. Through our wholly owned subsidiary, Phelps Dodge, we have five operating copper mines in North America – Morenci, Bagdad, Sierrita, Chino and Tyrone.

The North American mining division includes one reportable copper production segment (Morenci), and also includes as reportable segments, Manufacturing and Primary Molybdenum. Following is further discussion of the reportable segments of the North American mining division:

Morenci. The Morenci open-pit mine, located in southeastern Arizona, primarily produces electrowon copper cathodes and copper concentrates. In addition to copper, Morenci produces molybdenum. We own an 85 percent undivided interest in Morenci, an unincorporated joint venture, and apply the proportionate consolidation method of accounting. The remaining 15 percent is owned by Sumitomo Metal Mining Arizona, Inc., a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation. Each partner takes in kind its share of production.

The mill restart at Morenci is ramping-up with the achievement of operating capacity expected in third-quarter 2007. The project, which includes construction of a concentrate-leach, direct-electrowinning facility, is expected to provide an incremental 115 million pounds of copper per year. The facility uses Phelps Dodge’s proprietary medium-temperature, pressure-leaching and direct-electrowinning technology, which will enhance cost savings by processing concentrates on-site instead of shipping concentrates to smelters for treatment and by providing acid for leaching operations. FCX’s share of the concentrate produced by Morenci will continue to be treated at the smelter located in Miami, Arizona, until the Morenci mill facility is completed.

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

The Climax mine has been on care-and-maintenance status since 1995. Prior to its acquisition by FCX, Phelps Dodge had conditionally approved the restart of the Climax mine. Final approval is contingent upon completion of a favorable feasibility study for a new mill (which is expected to be complete in the third quarter of 2007) and obtaining all required operating permits and regulatory approvals. A pre-feasibility study indicates that the open-pit mine could annually produce approximately 20 million to 30 million pounds of molybdenum contained in high-quality concentrates. We are currently updating our capital estimate and other aspects of the project in connection with the feasibility study. Assuming a favorable feasibility study and market conditions, and the timely receipt of permits, the Climax mine could resume operation by 2010. The feasibility study is expected to confirm the restart of Climax as an attractive economic project. Consequently, in the second quarter of 2007 we began to order long lead-time equipment.

Other North American mining operations. Although not considered reportable segments, other North American mining operations include our other southwestern U.S. copper mines – Bagdad, Sierrita, Chino, Cobre, Tyrone, Miami, Bisbee and Tohono. In addition to copper, the Bagdad, Sierrita and Chino mines produce molybdenum, gold, silver and rhenium. Other North American mining operations also include the Safford copper mine, which is currently under development (refer to further discussion below), a sales company, which functions as an agent to purchase and sell copper from the North American mines and the Manufacturing segment and also purchases and sells any copper not sold by our South American mines to third parties, and other ancillary operations.

The Safford copper mine is expected to produce ore from two open-pit copper mines located in southeastern Arizona and includes a solution extraction/electrowinning facility, which is scheduled for start-up in early 2008. Construction commenced in August 2006 and is expected to be substantially complete in late 2007, with ramp-up to full production of approximately 240 million pounds per year in the first half of 2008. The Safford mining complex will require a total capital investment of approximately $580 million, with over 60 percent spent as of June 30, 2007 (including amounts spent prior to the acquisition of Phelps Dodge). For the remainder of 2007, we expect additional spending of approximately $160 million associated with the development of the Safford mining complex.

North American mining added $2.9 billion in revenues and $471 million of operating income to our second-quarter 2007 results, and $3.3 billion in revenues and $447 million of operating income to our results for the first six months of 2007, including charges to revenues for mark-to-market accounting adjustments on Phelps Dodge’s 2007 copper price protection program totaling $130 million for second-quarter 2007 and $168 million for the first six months of 2007. Refer to Note 15 and “Contractual Obligations – Hedging Activities” for further discussion of Phelps Dodge’s 2007 copper price protection program.

The following pro forma discussion of our North American mining operations covers the full three and six-month periods ending June 30, 2007 and 2006, including periods prior to our acquisition of these operations:

Pro Forma Consolidated	Second Quarter		Six Months Ended June 30,
North American Mining Operations	2007	2006	2007	2006
Copper (millions of recoverable pounds)
Production	335	334	636	654
Sales	333	333	640	667
Average realized price per pound, excluding hedging	$3.41	$3.27	$3.02	$2.78
Average realized price per pound, including hedging[a]	$3.02	$1.24	$2.88	$1.18

Molybdenum (millions of recoverable pounds)
Production	18	18	35	35
Sales	15	18	34	35
Average realized price per pound	$24.83	$21.04	$23.83	$21.11

Solution extraction/electrowinning (SX/EW) operations
Leach ore placed in stockpiles (metric tons per day)	743,100	822,000	710,400	839,400
Average copper ore grade (percent)	0.25	0.32	0.27	0.31
Copper production (millions of recoverable pounds)	219	233	421	452

Mill operations
Ore milled (metric tons per day)	227,300	190,700	218,200	190,600
Average ore grade (percent)
Copper	0.34	0.34	0.32	0.33
Molybdenum	0.03	0.03	0.02	0.03
Production (millions of recoverable pounds)
Copper	116	101	215	202
Molybdenum (by-product)	8	8	15	16

Primary molybdenum mine
Ore milled (metric tons per day)	25,400	23,300	25,000	23,300
Average molybdenum ore grade (percent)	0.22	0.24	0.22	0.23
Molybdenum production (millions of recoverable pounds)	10	10	20	19

a.	Includes impact of hedging losses related to Phelps Dodge’s copper price protection programs.

North American copper sales volumes for the first six months of 2007 were lower than sales volumes in the comparable 2006 period primarily because of lower ore grades. Consolidated copper sales from North American operations totaled approximately 1.3 billion pounds in 2006 and are expected to approximate 1.3 billion pounds for 2007, including sales volumes prior to our acquisition of Phelps Dodge. In the first six months of 2007, sales from these operations totaled 640 million pounds of copper, and are expected to approximate 685 million pounds in the second half of 2007.

Consolidated molybdenum sales volumes for the second quarter of 2007 were lower than in the comparable 2006 period primarily because of decreased demand in the chemical segment, specifically in the catalyst and lubricant markets, as well as in the metallurgical segment. Consolidated molybdenum sales volumes totaled 34 million pounds in the first six months of 2007 and are expected to approximate 34 million pounds in the second half of 2007. Consolidated molybdenum sales volumes totaled 69 million pounds in 2006 and are expected to approximate 68 million pounds for 2007, including sales volumes prior to our acquisition of Phelps Dodge. Approximately 60 percent of our expected 2007 molybdenum production and approximately 75 percent of our expected 2008 molybdenum production is committed for sale throughout the world pursuant to annual or quarterly agreements based primarily on prevailing market prices one month prior to the time of sale.

Unit Net Cash Costs. The following tables summarize the pro forma unit net cash costs at the North American copper mines for the full three and six-month periods ended June 30, 2007 and 2006. Henderson, a molybdenum mine, is not included in the below gross profit per pound calculations – refer to the separate “Primary Molybdenum (Henderson) Unit Net Cash Cost” tables.

Gross Profit per Pound of Copper and Molybdenum/per Ounce of Gold and Silver

Three Months Ended June 30, 2007
	By-Product	Co-Product Method
	Method	Copper	Gold	Silver	Molybdenum	[a]
Revenues, after adjustments
shown below	$3.28	$3.28	$738.57	$14.58	$28.52

Site production and delivery, before
net noncash and nonrecurring
costs shown below	1.46	1.21	255.81	4.65	10.04
By-product credits [a]	(0.74)	–	–	–	–
Treatment charges	0.09	0.09	54.33	1.32	–
Unit net cash costs[b]	0.81	1.30	310.14	5.97	10.04
Depreciation and amortization	0.10	0.08	(6.49)	0.44	1.07
Noncash and nonrecurring costs, net	0.01	0.01	3.09	0.01	0.03
Total unit costs	0.92	1.39	306.74	6.42	11.14
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging	(0.27)	(0.27)	–	–	–
Idle facility and other non-
inventoriable costs	(0.02)	(0.02)	(0.51)	(0.01)	–
Gross profit	$2.07	$1.60	$431.32	$8.15	$17.38

Consolidated sales
Copper (in million pounds)	327	327
Gold (in thousand ounces)			6
Silver (in thousand ounces)				523
Molybdenum (in million pounds)					8

a.	Molybdenum by-product credits reflect volumes produced at market-based pricing, and also includes tolling revenues at Sierrita.
b.
For a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in FCX’s consolidated financial statements, refer to “Product Revenues and Production Costs.”

Gross Profit per Pound of Copper and Molybdenum/per Ounce of Gold and Silver (Pro Forma)

Three Months Ended June 30, 2006
	By-Product	Co-Product Method
	Method	Copper	Gold	Silver	Molybdenum	[a]
Revenues, after adjustments
shown below	$3.82	$3.82	$638.64	$13.84	$23.70

Site production and delivery, before
net noncash and nonrecurring
costs shown below	1.05	0.78	460.72	7.17	11.29
By-product credits [a]	(0.58)	–	–	–	–
Treatment charges	0.06	0.06	90.49	2.24	–
Unit net cash costs[b]	0.53	0.84	551.21	9.41	11.29
Depreciation and amortization	0.11	0.08	44.57	0.63	0.91
Noncash and nonrecurring costs, net	0.02	0.02	7.27	0.03	0.04
Total unit costs	0.66	0.94	603.05	10.07	12.24
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging	(2.59)	(2.59)	–	–	–
Idle facility and other non-
inventoriable costs	(0.01)	(0.01)	–	(0.08)	–
Gross profit	$0.56	$0.28	$35.59	$3.69	$11.46

Consolidated sales
Copper (in million pounds)	329	329
Gold (in thousand ounces)			4
Silver (in thousand ounces)				441
Molybdenum (in million pounds)					8

Six Months Ended June 30, 2007
	By-Product	Co-Product Method
	Method	Copper	Gold	Silver	Molybdenum	[a]
Revenues, after adjustments
shown below	$3.00	$3.00	$691.93	$14.79	$26.95

Site production and delivery, before
net noncash and nonrecurring
costs shown below	1.39	1.19	129.60	4.39	9.90
By-product credits [a]	(0.64)	–	–	–	–
Treatment charges	0.08	0.08	28.64	1.13	–
Unit net cash costs[b]	0.83	1.27	158.24	5.52	9.90
Depreciation and amortization	0.12	0.09	(10.31)	0.42	0.94
Noncash and nonrecurring costs, net	0.01	0.02	1.16	0.01	0.03
Total unit costs	0.96	1.38	149.09	5.95	10.87
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging	(0.13)	(0.13)	–	–	–
Idle facility and other non-
inventoriable costs	(0.02)	(0.02)	(0.24)	–	–
Gross profit	$1.89	$1.47	$542.60	$8.84	$16.08

Consolidated sales
Copper (in million pounds)	628	628
Gold (in thousand ounces)			10
Silver (in thousand ounces)				818
Molybdenum (in million pounds)					15

Six Months Ended June 30, 2006
	By-Product	Co-Product Method
	Method	Copper	Gold	Silver	Molybdenum	[a]
Revenues, after adjustments
shown below	$3.03	$3.03	$586.54	$11.53	$24.04

Site production and delivery, before
net noncash and nonrecurring
costs shown below	1.02	0.78	391.78	5.64	10.47
By-product credits [a]	(0.58)	–	–	–	–
Treatment charges	0.07	0.06	94.34	1.92	–
Unit net cash costs[b]	0.51	0.84	486.12	7.56	10.47
Depreciation and amortization	0.11	0.09	42.52	0.52	0.88
Noncash and nonrecurring costs, net	0.01	0.01	6.78	0.03	0.03
Total unit costs	0.63	0.94	535.42	8.11	11.38
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging	(1.86)	(1.86)	–	–	–
Idle facility and other non-
inventoriable costs	(0.02)	(0.02)	–	(0.07)	–
Gross profit	$0.52	$0.21	$51.12	$3.35	$12.66

Consolidated sales
Copper (in million pounds)	660	660
Gold (in thousand ounces)			9
Silver (in thousand ounces)				950
Molybdenum (in million pounds)					16

a.	Molybdenum by-product credits reflect volumes produced at market-based pricing, and also includes tolling revenues at Sierrita.
b.	For a reconciliation of unit net cash costs per pound to production and delivery costs applicable to pro forma sales refer to “Product Revenues and Production Costs.”

Unit net cash costs per pound of copper and molybdenum is a measure intended to provide investors with information about the cash generating capacity of our mining operations expressed on a basis relating to the primary metal product for our respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

North American unit net cash costs in the second quarter and first six months of 2007 were higher than the comparable 2006 periods primarily because of higher maintenance, labor and other input costs at Morenci and Bagdad, along with higher milling costs at Chino.

Assuming average prices of $3.25 per pound of copper and $25 per pound of molybdenum for the remainder of 2007 and achievement of current 2007 sales estimates, we estimate that our pro forma 2007 average unit net cash costs for our North American mines, including molybdenum credits, would approximate $0.84 per pound of copper. Each $2 per pound change in the average price of molybdenum for the remainder of 2007, would impact average North American unit net cash costs by approximately $0.02 per pound.

Primary Molybdenum (Henderson) Unit Net Cash Costs. The following table summarizes the pro forma unit net cash costs at the Henderson mine for the full three and six-month periods ended June 30, 2007 and 2006.

Primary Molybdenum (Henderson) Gross Profit per Pound (Pro Forma)[a]

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues, after adjustments shown below	$25.12	$21.08	$23.70	$21.30
Site production and delivery, before net noncash
and nonrecurring costs shown below	4.15	3.31	4.15	3.46
Unit net cash costs[b]	4.15	3.31	4.15	3.46
Depreciation and amortization	0.92	0.88	0.91	0.88
Noncash and nonrecurring costs, net	0.01	0.02	0.02	0.02
Total unit costs	5.08	4.21	5.08	4.36
Gross profit[c]	$20.04	$16.87	$18.62	$16.94

Consolidated molybdenum sales (in million pounds)	10	10	20	19

a.	Three months ended June 30, 2007, represents actual financial results.
b.	For a reconciliation of unit net cash costs per pound to production and delivery costs applicable to actual and pro forma sales refer to “Product Revenues and Production Costs.”
c.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Primary Molybdenum segment includes profits on sales as they are made to third parties and realizations based on actual contract terms.

Henderson’s unit net cash costs per pound of molybdenum for the second quarter and first six months of 2007 were higher than the comparable 2006 periods primarily because of higher input costs, including labor, supplies and service costs, and higher taxes. Assuming achievement of current 2007 sales estimates, we estimate that our pro forma 2007 average unit net cash costs for Henderson would approximate $4.20 per pound of molybdenum.

South American Mining
Through Phelps Dodge, we have four operating copper mines in South America – Candelaria, Ojos del Salado and El Abra in Chile, and Cerro Verde in Peru. These operations include open-pit and underground mining, sulfide ore concentrating, leaching, solution extraction and electrowinning. The South American operations are fully consolidated in our financial statements, with outside ownerships reported as minority interests.

The South American mining division includes one reportable copper production segment (Cerro Verde).

Cerro Verde. The Cerro Verde open-pit mine, located near Arequipa, Peru, produces electrowon copper cathodes and copper concentrates. In addition to copper, the Cerro Verde mine produces molybdenum and silver. We own a 53.56 percent equity interest in Cerro Verde, which we fully consolidate and report the minority interest. The remaining 46.44 percent is held by SMM Cerro Verde Netherlands B.V., Compañía de Minas Buenaventura S.A.A. as well as other minority shareholders, certain of whose shares are publicly traded on the Lima Stock Exchange.

Cerro Verde has recently completed an approximate $900 million mill expansion project, which permits the mining and processing of a primary sulfide ore body beneath the leachable ore body currently in production. Through the expansion, approximately 1.4 billion metric tons of sulfide mill ore reserves averaging 0.47 percent copper and 0.02 percent molybdenum will be processed through the new concentrator. Processing of the sulfide ore began in the fourth quarter of 2006 and in June 2007, the mill reached design capacity of 108,000 metric tons of ore per day. With the completion of the expansion, copper production at Cerro Verde initially is expected to approximate 650 million pounds per year (approximately 348 million pounds per year for our share). In addition, the expansion is expected to produce an average of approximately 8 million pounds of molybdenum per year (approximately 4 million pounds per year for our share) for the next five years. Cerro Verde also has a long-term contract that provides for fixed treatment and refining charges through 2011 on approximately 50 percent of its projected copper concentrate production.

During July 2007, certain Peruvian mining unions, which did not include the Cerro Verde union, and other civil associations called for a nationwide strike. Following that announcement, several Arequipa Region unions, social groups and civil associations called for an unlimited strike. The strike began July 11, 2007, and lasted through July 17, 2007. Several protests, blockage of main roads and disturbances took place during this time. As a result, Cerro Verde executed an emergency plan to maintain operations.

Our acquisition of Phelps Dodge is deemed under Peruvian law to be an indirect acquisition of over 50 percent of the voting shares of Sociedad Minera Cerro Verde S.A.A. (SMCV), the publicly-traded entity that owns Cerro Verde. Pursuant to applicable Peruvian regulations, we are required to conduct a tender offer for 24.87 percent of the minority interest in SMCV. Accordingly, on August 1, 2007, one of our subsidiaries submitted a tender offer for these shares. Certain minority holders have waived their rights to participate in the tender offer and after taking this into account, the shares remaining for purchase total 6.94 percent of the SMCV shares. The offering price of $14.40 per share of SMCV was determined by an independent appraiser appointed by Peruvian regulators. We do not expect holders to tender their shares because the offer of $14.40 per share is below the recent trading price of SMCV of $26 to $30 per share. The tender offer will remain open through August 29, 2007.

Other South American Mining Operations. Although not considered reportable segments, other South American mining operations include our other South American copper mines – Candelaria, Ojos del Salado and El Abra – which include open-pit and underground mining, sulfide ore concentrating, leaching, solution extraction and electrowinning. In addition to copper, the Candelaria and Ojos del Salado mines produce gold and silver. We own an 80 percent partnership interest in both the Candelaria and Ojos del Salado mines, and own a 51 percent partnership interest in the El Abra mine.

At the end of 2006, a feasibility study was completed to evaluate the development of the large sulfide deposit at El Abra. This project would extend the mine life by nine years with copper production from the sulfides expected to begin in 2010. The existing facilities at El Abra will be used to process the additional reserves, minimizing capital spending requirements. We estimate total initial capital for this project to approximate $350 million, the majority of which will be spent between 2008 and 2011. In March 2007, an environmental impact study associated with the sulfide project was submitted to Chilean authorities.

South American mining added $1.2 billion in revenues and $793 million of operating income to our second-quarter 2007 results, and $1.5 billion in revenues and $911 million of operating income to our results for the first six months of 2007.

The following pro forma discussion of our South American mining operations covers the full three and six-month periods ended June 30, 2007 and 2006, including periods prior to our acquisition of these operations:

Pro Forma Consolidated	Second Quarter		Six Months
South American Mining Operations	2007	2006	2007	2006
Copper (millions of recoverable pounds)
Production	338	283	645	572
Sales	343	290	644	565
Average realized price per pound	$3.54	$3.14	$3.33	$2.83

Gold (thousands of recoverable ounces)
Production	28	29	52	59
Sales	28	29	53	58
Average realized price per ounce	$673.92	$583.44	$608.71	$464.85

Solution extraction/electrowinning (SX/EW) operations
Leach ore placed in stockpiles (metric tons per day)	305,200	256,000	290,700	253,300
Average copper ore grade (percent)	0.42	0.47	0.40	0.46
Copper production (millions of recoverable pounds)	142	176	291	347

Mill operations
Ore milled (metric tons per day)	168,000	62,300	154,700	61,700
Average copper ore grade (percent)	0.72	0.95	0.70	1.01
Copper production (millions of recoverable pounds)	196	107	354	225

South American copper sales volumes for the second quarter and first six months of 2007 were higher than sales volumes in the comparable 2006 periods primarily reflecting expanded production at Cerro Verde, partly offset by lower ore grade at El Abra. Consolidated copper sales from South American operations totaled approximately 1.1 billion pounds in 2006 and are expected to approximate 1.4 billion pounds for 2007, including sales volumes prior to our acquisition of Phelps Dodge. In the first six months of 2007, sales from these operations totaled 644 million pounds of copper, and are expected to approximate 775 million pounds in the second half of 2007. The increase in projected copper sales for 2007 primarily reflects the additional production resulting from the new Cerro Verde concentrator, which reached design capacity during the second quarter of 2007.

Unit Net Cash Costs.  The following tables summarize the pro forma unit net cash costs at the South American copper mines for the full three and six-month periods ended June 30, 2007 and 2006.

Gross Profit per Pound of Copper/per Ounce of Gold and Silver

Three Months Ended June 30, 2007
	By-Product	Co-Product Method
	Method	Copper	Gold	Silver
Revenues, after adjustments shown below	$3.55	$3.55	$673.60	$13.17

Site production and delivery, before net noncash
and nonrecurring costs shown below	0.82	0.81	127.59	2.86
By-product credits	(0.07)	–	–	–
Treatment charges	0.21	0.20	32.52	1.07
Unit net cash costs[a]	0.96	1.01	160.11	3.93
Depreciation and amortization	0.18	0.18	19.50	0.46
Noncash and nonrecurring costs, net	–	–	0.28	–
Total unit costs	1.14	1.19	179.89	4.39
Revenue adjustments, primarily for pricing on
prior period open sales and hedging	0.17	0.17	(2.05)	(0.03)
Idle facility and other non-inventoriable costs	(0.02)	(0.02)	(4.92)	(0.08)
Gross profit	$2.56	$2.51	$486.74	$8.67

Consolidated sales
Copper (in million pounds)	343	343
Gold (in thousand ounces)			28
Silver (in thousand ounces)				603

a.
For a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in FCX’s consolidated financial statements, refer to “Product Revenues and Production Costs.”

Gross Profit per Pound of Copper/per Ounce of Gold and Silver (Pro Forma)

Three Months Ended June 30, 2006
	By-Product	Co-Product Method
	Method	Copper	Gold	Silver
Revenues, after adjustments shown below	$3.32	$3.32	$643.42	$13.29

Site production and delivery, before net noncash
and nonrecurring costs shown below	0.68	0.67	110.27	2.10
By-product credits	(0.09)	–	–	–
Treatment charges	0.20	0.20	29.65	0.50
Unit net cash costs[a]	0.79	0.87	139.92	2.60
Depreciation and amortization	0.17	0.16	14.57	0.31
Noncash and nonrecurring costs, net	–	–	0.16	0.01
Total unit costs	0.96	1.03	154.65	2.92
Revenue adjustments, primarily for pricing on
prior period open sales and hedging	0.24	0.25	(51.24)	(1.18)
Idle facility and other non-inventoriable costs	(0.02)	(0.02)	0.52	0.02
Gross profit	$2.58	$2.52	$438.05	$9.21

Consolidated sales
Copper (in million pounds)	290	290
Gold (in thousand ounces)			29
Silver (in thousand ounces)				593

Six Months Ended June 30, 2007
	By-Product	Co-Product Method
	Method	Copper	Gold	Silver
Revenues, after adjustments shown below	$3.32	$3.32	$665.77	$13.19

Site production and delivery, before net noncash
and nonrecurring costs shown below	0.83	0.81	203.85	3.98
By-product credits	(0.07)	–	–	–
Treatment charges	0.19	0.19	38.33	1.22
Unit net cash costs[a]	0.95	1.00	242.18	5.20
Depreciation and amortization	0.16	0.16	23.28	0.50
Noncash and nonrecurring costs, net	–	–	0.34	–
Total unit costs	1.12	1.16	265.80	5.70
Revenue adjustments, primarily for pricing on
prior period open sales and hedging	0.03	0.03	(8.95)	(0.11)
Idle facility and other non-inventoriable costs	(0.02)	(0.02)	(7.18)	(0.12)
Gross profit	$2.21	$2.17	$383.84	$7.26

Consolidated sales
Copper (in million pounds)	644	644
Gold (in thousand ounces)			53
Silver (in thousand ounces)				1,139

Six Months Ended June 30, 2006
	By-Product	Co-Product Method
	Method	Copper	Gold	Silver
Revenues, after adjustments shown below	$3.08	$3.08	$610.80	$11.35

Site production and delivery, before net noncash
and nonrecurring costs shown below	0.71	0.69	144.97	2.61
By-product credits	(0.09)	–	–	–
Treatment charges	0.18	0.17	36.30	0.57
Unit net cash costs[a]	0.80	0.86	181.27	3.18
Depreciation and amortization	0.17	0.17	18.06	0.34
Noncash and nonrecurring costs, net	–	–	0.20	–
Total unit costs	0.97	1.03	199.53	3.52
Revenue adjustments, primarily for pricing on
prior period open sales and hedging	(0.08)	(0.07)	(108.13)	(2.10)
Idle facility and other non-inventoriable costs	(0.02)	(0.01)	(4.68)	(0.04)
Gross profit	$2.01	$1.97	$298.46	$5.69

Consolidated sales
Copper (in million pounds)	565	565
Gold (in thousand ounces)			58
Silver (in thousand ounces)				1,242

a.	For a reconciliation of unit net cash costs per pound to production and delivery costs applicable to pro forma sales refer to “Product Revenues and Production Costs.”

Unit net cash costs per pound of copper, calculated under the by-product method, is a measure intended to provide investors with information about the cash generating capacity of our mining operations expressed on a basis relating to the primary metal product for our respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

South American unit net cash costs in the second quarter and first six months of 2007 were higher than in the comparable 2006 periods primarily because of the ramp-up of Cerro Verde mill activities, higher employee related costs at Cerro Verde and Candelaria and additional costs associated with the Cerro Verde voluntary contribution program. Additionally, Candelaria experienced higher costs related to equipment maintenance and longer hauls. Assuming achievement of current 2007 sales estimates, we estimate that our pro forma 2007 average unit net cash costs for our South American mines, including gold credits, would approximate $0.90 per pound of copper.

Indonesian Mining
PT Freeport Indonesia operates under an agreement, the Contract of Work, with the Government of Indonesia. The Contract of Work allows us to conduct exploration, mining and production activities in a 24,700-acre area, referred to as Block A, located in Papua, Indonesia. Under the Contract of Work, PT Freeport Indonesia also conducts exploration activities (which had been suspended, but resumed in 2007) in an approximate 500,000-acre area, referred to as Block B, in Papua. All of PT Freeport Indonesia’s proven and probable mineral reserves and current mining operations are located in Block A.

We own 90.64 percent of PT Freeport Indonesia, including 9.36 percent through our wholly owned subsidiary, PT Indocopper Investama, and the Government of Indonesia owns the remaining 9.36 percent. In July 2004, we received a request from the Indonesian Department of Energy and Mineral Resources that we offer to sell shares in PT Indocopper Investama to Indonesian nationals at fair market value. In response to this request and in view of the potential benefits of having additional Indonesian ownership in our operations, we have agreed to consider a potential sale of an interest in PT Indocopper Investama at fair market value. Neither our Contract of Work nor Indonesian law requires us to divest any portion of our ownership interest in PT Freeport Indonesia or PT Indocopper Investama.

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

PT Freeport Indonesia has a labor agreement covering its hourly paid Indonesian employees, the key provisions of which are renegotiated biannually. PT Freeport Indonesia’s current labor agreement with its workers expires in September 2007. In July 2007, PT Freeport Indonesia and its workers agreed to terms for a new two-year labor agreement, which expires in September 2009. The estimated annual increase in wages under the new labor agreement totals approximately $40 million. PT Freeport Indonesia’s relations with the workers’ union generally have been satisfactory.

	Second Quarter		Six Months Ended June 30,
	2007	2006	2007	2006
Consolidated, net of Rio Tinto’s Interest
Copper (millions of recoverable pounds)
Production	298	237	766	458
Sales	334	220	751	445
Average realized price per pound	$3.43	$3.33	$3.40	$3.27
Gold (thousands of recoverable ounces)
Production	795	307	1,869	769
Sales	880	278	1,827	750
Average realized price per ounce	$657.91	$613.77	$659.43	$492.73	[a]

100% Operating Data, including Rio Tinto’s Interest
Ore milled (metric tons per day)	215,000	223,700	221,700	220,200
Average ore grade
Copper (percent)	0.82	0.72	1.02	0.72
Gold (grams per metric ton)	1.63	0.67	1.82	0.79
Recovery rates (percent)
Copper	91.8	84.1	91.3	83.3
Gold	88.6	76.4	88.1	78.8
Copper (millions of recoverable pounds)
Production	310	259	790	505
Sales	347	240	775	491
Gold (thousands of recoverable ounces)
Production	889	326	2,035	796
Sales	978	294	1,988	780

a.	Amount was $585.34 per ounce before a loss resulting from redemption of FCX’s Gold-Denominated Preferred Stock, Series II.

PT Freeport Indonesia’s share of sales totaled 334 million pounds of copper and 880 thousand ounces of gold for second-quarter 2007, and 751 million pounds of copper and 1,827 thousand ounces of gold for the first six months of 2007. Sales volumes for the second quarter and first six months of 2007 increased when compared with the 2006 periods primarily because of higher ore grades and recovery rates.

In the second quarter of 2007, copper ore grades averaged 0.82 percent and recovery rates averaged 91.8 percent, compared with 0.72 percent and 84.1 percent for the second quarter of 2006. Gold ore grades averaged 1.63 grams per metric ton (g/t) and recovery rates averaged 88.6 percent in the second quarter of 2007, compared with 0.67 g/t and 76.4 percent for the second quarter of 2006. At the Grasberg mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production, resulting in varying quarterly and annual sales of copper and gold.

During the second half of 2007, PT Freeport Indonesia will be mining in a relatively low-grade section of the Grasberg open pit, and therefore, we estimate that approximately 67 percent of its expected copper sales and 91 percent of its expected gold sales for 2007 occurred in the first six months of 2007. Consolidated copper sales from PT Freeport Indonesia are expected to approximate 1.1 billion pounds for 2007, with approximately 365 million pounds in the second half of 2007. Consolidated gold sales from PT Freeport Indonesia are expected to approximate 2.0 million ounces for 2007, with approximately 170 thousand ounces in the second half of 2007.

Mill throughput, which varies depending on ore types being processed, averaged 215,000 metric tons of ore per day in the second quarter of 2007 and 221,700 metric tons of ore per day for the first six months of 2007, compared with 223,700 metric tons of ore per day in the second quarter of 2006 and 220,200 metric tons of ore per day for the first six months of 2006. Mill rates will vary during 2007 depending on ore types mined and are expected to average approximately 190,000 metric tons of ore per day during the remainder of the year.

Approximate average daily throughput processed at PT Freeport Indonesia’s mill facilities from each producing mine follows (metric tons of ore per day):

			Six Months Ended
	Second Quarter		June 30,
	2007	2006	2007	2006
Grasberg open pit	165,100	176,500	172,100	174,700
Deep Ore Zone (DOZ) underground mine	49,900	47,200	49,600	45,500
Total mill throughput	215,000	223,700	221,700	220,200

Production from the DOZ underground mine averaged 49,900 metric tons of ore per day in the second quarter of 2007, representing approximately 23 percent of mill throughput. DOZ continues to perform above design capacity of 35,000 metric tons of ore per day. In the second quarter of 2007, PT Freeport Indonesia completed the expansion of the capacity of the DOZ underground operation to allow a sustained rate of 50,000 metric tons per day. Total cost for this expansion was $62 million, with PT Freeport Indonesia’s 60 percent share totaling $37 million. PT Freeport Indonesia anticipates a further expansion of the DOZ mine to 80,000 metric tons of ore per day. The estimated capital cost for this project is approximately $100 million, with PT Freeport Indonesia’s 60 percent share totaling approximately $60 million. The success of the development of the DOZ mine, one of the world’s largest underground mines, provides confidence in the future development of PT Freeport Indonesia’s large-scale undeveloped ore bodies.

In 2004, PT Freeport Indonesia commenced its “Common Infrastructure” project, which will provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. The Common Infrastructure project is progressing according to plan. PT Freeport Indonesia has also advanced development of the Grasberg spur and as of June 30, 2007, has completed 80 percent of the tunneling required to reach the Grasberg underground ore body. PT Freeport Indonesia expects the Grasberg spur to reach the Grasberg underground ore body and to initiate multi-year mine development activities in the first half of 2008. Work on the Grasberg underground ore body continues with PT Freeport Indonesia’s share of capital expenditures totaling approximately $36 million for the first six months of 2007 and projected to total approximately $70 million for 2007.

The Big Gossan underground mine is a high-grade deposit located near the existing milling complex. The Big Gossan mine is being developed as an open-stope mine with backfill consisting of mill tailings and cement, an established mining methodology expected to be higher-cost than the block-cave method used at the DOZ mine. Production is expected to ramp up to full production of 7,000 metric tons per day in late 2010 (average annual aggregate incremental production of 135 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts). Capital expenditures incurred to date on this project total $123 million. Recent increases in labor costs, currency exchange rates and other construction costs, along with changes in scope, have resulted in spending above previous estimates. We are currently evaluating our previous estimate of approximately $260 million, and expect that these increased costs and scoping changes could result in an approximate $100 million increase to the project’s costs.

Indonesian Mining Revenues. A summary of changes in PT Freeport Indonesia’s revenues between periods follows (in millions):

	Second	Six
	Quarter	Months
PT Freeport Indonesia revenues – prior year period	$1,035	$1,832
Sales volumes:
Copper	381	999
Gold	370	530
Price realizations:
Copper	34	105
Gold	39	305
Adjustments, primarily for copper pricing on prior
period/year open sales	(70)	(173)
Treatment charges, royalties and other	(26)	(127)
PT Freeport Indonesia revenues – current year period	$1,763	$3,471

PT Freeport Indonesia’s share of second-quarter 2007 sales increased to 334 million pounds of copper and 880 thousand ounces of gold, compared with 220 million pounds and 278 thousand ounces in second-quarter 2006, primarily because of higher ore grades and recovery rates. Realized copper prices improved by $0.10 per pound to an average of $3.43 per pound in the second quarter of 2007, compared to $3.33 per pound in the second quarter of 2006. Realized gold prices improved by $44.14 per ounce to an average of $657.91 per ounce in the second quarter of 2007, compared to $613.77 per ounce in the second quarter of 2006.

For the first six months of 2007, PT Freeport Indonesia’s share of sales increased to 751 million pounds of copper and 1,827 thousand ounces of gold, compared with 445 million pounds and 750 thousand ounces for the first six months of 2006 primarily because of higher ore grades and recovery rates. Realized copper prices improved by $0.13 per pound to an average of $3.40 per pound for the first six months of 2007, compared to $3.27 for the first six months of 2006. Realized gold prices improved by $166.70 per ounce to an average of $659.43 per ounce for the first six months of 2007, compared to $492.73 per ounce for the first six months of 2006, which included a reduction of $92.61 per ounce for revenue adjustments associated with the redemption of our Gold-Denominated Preferred Stock, Series II.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. Royalties totaled $48 million in the second quarter of 2007 and $97 million for the first six months of 2007, compared with $23 million in the second quarter of 2006 and $43 million for the first six months of 2006, reflecting higher sales volumes and metal prices. Based on current 2007 sales estimates for PT Freeport Indonesia, if copper prices average $3.25 per pound and gold prices average $650 per ounce for the remainder of 2007, royalty costs would total approximately $125 million ($0.11 per pound of copper) in 2007.

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

Unit Net Cash (Credits) Costs. The following tables summarize the unit net cash (credits) costs at our Indonesian mining operations for the three and six-month periods ended June 30, 2007 and 2006.

Gross Profit per Pound of Copper/per Ounce of Gold and Silver

Three Months Ended June 30, 2007
	By-Product	Co-Product Method
	Method	Copper	Gold	Silver
Revenues, after adjustments shown below	$3.43	$3.43	$657.91	$13.10

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.14	0.75	142.52	2.83
Gold and silver credits	(1.79)	–	–	–
Treatment charges	0.33	0.22	41.75	0.83
Royalty on metals	0.14	0.09	17.87	–
Unit net cash (credits) costs[a]	(0.18)	1.06	202.14	3.66
Depreciation and amortization	0.17	0.11	20.96	0.42
Noncash and nonrecurring costs, net	0.03	0.02	4.00	0.08
Total unit costs	0.02	1.19	227.10	4.16
Revenue adjustments, primarily for pricing on
prior period open sales	0.53	0.52	6.44	(0.27)
PT Smelting intercompany profit elimination	–	–	(0.02)	–
Gross profit	$3.94	$2.76	$437.23	$8.67

Consolidated sales, net of Rio Tinto’s interest
Copper (in million pounds)	334	334
Gold (in thousand ounces)			880
Silver (in thousand ounces)				1,117

Three Months Ended June 30, 2006
	By-Product	Co-Product Method
	Method	Copper	Gold	Silver
Revenues, after adjustments shown below	$3.33	$3.33	$613.77	$11.74

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.23	0.98	184.56	3.76
Gold and silver credits	(0.85)	–	–	–
Treatment charges	0.49	0.39	73.03	1.49
Royalty on metals	0.11	0.09	15.62	0.32
Unit net cash costs[a]	0.98	1.46	273.21	5.57
Depreciation and amortization	0.15	0.12	23.10	0.47
Noncash and nonrecurring costs, net	0.05	0.04	7.09	0.14
Total unit costs	1.18	1.62	303.40	6.18
Revenue adjustments, primarily for pricing on
prior period open sales	1.12	1.12	18.47	1.14
PT Smelting intercompany profit elimination	(0.03)	(0.03)	(5.35)	(0.11)
Gross profit	$3.24	$2.80	$323.49	$6.59

Consolidated sales, net of Rio Tinto’s interest
Copper (in million pounds)	220	220
Gold (in thousand ounces)			278
Silver (in thousand ounces)				835

Six Months Ended June 30, 2007
	By-Product	Co-Product Method
	Method	Copper	Gold	Silver
Revenues, after adjustments shown below	$3.40	$3.40	$659.43	$13.22

Site production and delivery, before net noncash
and nonrecurring costs shown below	0.92	0.62	119.85	2.40
Gold and silver credits	(1.65)	–	–	–
Treatment charges	0.35	0.24	45.73	0.92
Royalty on metals	0.13	0.09	16.83	0.34
Unit net cash (credits) costs[a]	(0.25)	0.95	182.41	3.66
Depreciation and amortization	0.15	0.10	19.88	0.40
Noncash and nonrecurring costs, net	0.03	0.02	3.37	0.07
Total unit (credits) costs	(0.07)	1.07	205.66	4.13
Revenue adjustments, primarily for pricing on
prior period open sales	0.05	0.05	1.38	0.02
PT Smelting intercompany profit elimination	(0.05)	(0.03)	(6.18)	(0.12)
Gross profit	$3.47	$2.35	$448.97	$8.99

Consolidated sales, net of Rio Tinto’s interest
Copper (in million pounds)	751	751
Gold (in thousand ounces)			1,827
Silver (in thousand ounces)				2,694

Six Months Ended June 30, 2006
	By-Product		Co-Product Method
	Method		Copper	Gold		Silver
Revenues, after adjustments shown below	$3.27		$3.27	$492.73	[b]	$11.19

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.23		0.93	172.18		3.38
By-product credits	(1.07)		–	–		–
Treatment charges	0.43		0.32	60.19		1.18
Royalty on metals	0.09		0.07	13.52		0.27
Unit net cash costs[a]	0.68		1.32	245.89		4.83
Depreciation and amortization	0.15		0.11	21.35		0.42
Noncash and nonrecurring costs, net	0.05		0.04	6.96		0.14
Total unit costs	0.88		1.47	274.20		5.39
Revenue adjustments, primarily for pricing on
prior period open sales	0.30	[c]	0.45	26.40		0.82
PT Smelting intercompany profit elimination	0.03		0.02	4.09		0.08
Gross profit	$2.72		$2.27	$249.02		$6.70

Consolidated sales, net of Rio Tinto’s interest
Copper (in million pounds)	445		445
Gold (in thousand ounces)				750
Silver (in thousand ounces)						1,542

a.
For a reconciliation of unit net cash (credits) costs per pound to production and delivery costs applicable to sales reported in FCX’s consolidated financial statements, refer to “Product Revenues and Production Costs.”

b.	Amount was $585.34 before a loss resulting from redemption of FCX’s Gold-Denominated Preferred Stock, Series II.
c.	Includes a $69 million or $0.16 per pound loss on the redemption of FCX’s Gold-Denominated Preferred Stock, Series II.

Unit net cash costs per pound of copper, calculated under the by-product method, is a measure intended to provide investors with information about the cash generating capacity of our mining operations expressed on a basis relating to the primary metal product for our respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

Because of the fixed nature of a large portion of PT Freeport Indonesia’s costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period. Lower unit site production and delivery costs in the second quarter and first six months of 2007, when compared with the 2006 periods, primarily reflect higher sales volumes resulting from mine sequencing in the Grasberg open pit, partly offset by higher input costs (including energy). Although higher sales volumes more than offset increases in input costs this quarter, we have experienced significant increases in our production costs in recent years primarily as a result of higher energy costs and costs of other consumables, higher mining costs and milling rates, labor costs and other factors. Aggregate energy costs, which approximate 20 percent of PT Freeport Indonesia’s production costs, primarily include purchases of approximately 100 million gallons of diesel fuel per year and approximately 650,000 metric tons of coal per year. Diesel prices have more than doubled and our coal costs are approximately 35 percent higher since the beginning of 2003. The costs of other consumables, including steel and reagents, also have increased. Additionally, as approximately 15 percent of PT Freeport Indonesia’s production costs are denominated in Australian dollars, our Indonesian mining costs have been affected by the stronger Australian dollar against the U.S. dollar. We are continuing to pursue cost reduction initiatives to mitigate the impacts of these increases.

Higher gold and silver credits in the second quarter and first six months of 2007, when compared to the 2006 periods, reflect higher gold sales volumes and average realized gold prices. Additionally, royalties were higher in the second quarter and first six months of 2007, when compared to the 2006 periods, primarily because of higher copper and gold prices and sales volumes.

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

In connection with our fourth concentrator mill expansion completed in 1998, PT Freeport Indonesia agreed to pay the Government of Indonesia additional royalties (royalties not required by the Contract of Work) to provide further support to the local governments and the people of the Indonesian province of Papua (refer to Note 1 in our 2006 Annual Report on Form 10-K). The additional royalties are paid on production exceeding specified annual amounts of copper, gold and silver expected to be generated when PT Freeport Indonesia’s milling facilities operate above 200,000 metric tons of ore per day. PT Freeport Indonesia’s royalty rate on copper net revenues from production above the agreed levels is double the Contract of Work royalty rate, and the royalty rates on gold and silver sales from production above the agreed levels are triple the Contract of Work royalty rates.

Assuming average copper prices of $3.25 per pound and average gold prices of $650 per ounce for the remainder of 2007 and achievement of current 2007 sales estimates, PT Freeport Indonesia estimates that its annual 2007 unit net cash costs, including gold and silver credits, would approximate $0.44 per pound. Because the majority of PT Freeport Indonesia’s costs are fixed, unit costs vary with the volumes sold and the price of gold, and are therefore currently projected to be higher during the second half of 2007 than in the first half of 2007. Unit net cash costs for 2007 would change by less than $0.01 per pound for each $25 per ounce change in the average price of gold for the remainder of 2007.

Other Mining Matters

Africa.  We hold an effective 57.75 percent interest in the Tenke Fungurume copper/cobalt mining concessions in the Katanga province of the DRC, and are the operator of the project. We estimate that the Tenke Fungurume project will require a capital investment of approximately $650 million. However, we are experiencing higher costs for certain aspects of the project than initially anticipated and are currently updating our capital estimate  for the project . As of June 30, 2007, approximately $115 million has been spent on this project, including amounts spent prior to the acquisition of Phelps Dodge. For the remainder of 2007, we expect spending of approximately $250 million associated with the development of the Tenke Fungurume project. We are responsible for funding 70 percent of project development costs.

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

During 2006, the Peruvian government announced that all mining companies operating in Peru will make annual contributions equal to 3.75 percent of after-tax profits to local development funds for a five-year period, with each company negotiating an individual agreement with the government. Cerro Verde has negotiated an agreement to pay the 3.75 percent contribution, of which 2.75 percent will be contributed to a local mining fund and 1.00 percent to a regional mining fund. Cerro Verde would also receive a credit against the local contribution for any contributions made to the Arequipa region for funding a portion of the cost of constructing local water and sewage treatment facilities. Cerro Verde  had previously agreed to conduct and fund technical studies for the construction of water and sewage treatment facilities in Arequipa and to fund 50 percent of the construction of both facilities. The cost associated with the construction of these facilities is currently under review, but Cerro Verde’s share is expected to approximate $40 million, which is recorded as a liability in the condensed consolidated balance sheet.

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

EXPLORATION ACTIVITIES

 We are conducting exploration activities near our existing mines and in other high potential areas around the world. Aggregate exploration expenditures in 2007 are expected to approximate $125 million.

Our exploration efforts in North America primarily include drilling within the Safford district of the Lone Star deposit, located approximately four miles from the ore body currently under development, and targets in the Morenci district. Additionally, we are conducting exploration efforts near the Henderson molybdenum ore body. In Africa, we are actively pursuing targets outside of the area of initial development at Tenke Fungurume and are completing a pre-feasibility study on the separate Kisanfu project.

We are continuing to review the development potential of each mining district acquired from Phelps Dodge and all of its ongoing exploration activities. These reviews could result in changes in our exploration and development plans.

PT Freeport Indonesia’s 2007 exploration efforts in Indonesia will continue to test extensions of the Deep Grasberg and Kucing Liar mine complex. PT Freeport Indonesia also continues to evaluate targets in the area between the Ertsberg and Grasberg mineral systems from the new Common Infrastructure tunnels, possible extensions of the Deep Mill Level Zone deposit, the Ertsberg open-pit resource through surface drilling programs and the open-pit potential of the Wanagon gold prospect. During 2007, we have resumed exploration activities that were suspended in recent years in certain prospective areas outside Block A (the Grasberg contract area) including the Kamopa prospect, the Ular Merah copper/gold prospect in our Eastern Minerals contract of work area and the Wabu gold prospect.

ATLANTIC COPPER SMELTING & REFINING

Our investment in smelters serves an important role in our concentrate marketing strategy. PT Freeport Indonesia generally sells, under long-term contracts, approximately one-half of its concentrate production to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder to other customers. Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and income to Atlantic Copper and PT Smelting. Through downstream integration, we are assured placement of a significant portion of PT Freeport Indonesia’s concentrate production. Smelting and refining charges consist of a base rate and, in certain contracts, price participation based on copper prices. Higher treatment and refining charges benefit our smelter operations at Atlantic Copper and adversely affect our mining operations in Indonesia and South America. North American mining operations are not affected by changes in treatment and refining charges because these operations are fully integrated.

			Six Months Ended
Atlantic Copper Operating Results	Second Quarter		June 30,
(in millions)	2007	2006	2007	2006
Gross profit	$2	$25	$19	$42
Add depreciation and amortization expense	9	7	19	15
Other	–	1	–	–
Cash margin	$11	$33	$38	$57

Operating income (loss) (in millions)	$(4)	$22	$9	$35
Concentrate and scrap treated (thousand metric tons)	181	229	424	480
Anodes production (million pounds)	112	139	261	296
Treatment rates per pound	$0.31	$0.34	$0.33	$0.32
Cathodes sales (million pounds)	134	131	269	268
Gold sales in anodes and slimes (thousand ounces)	174	199	288	445

On June 7, 2007, Atlantic Copper successfully completed a 23-day maintenance turnaround, which had a $23 million impact on operating results in second-quarter 2007, including $7 million related to lower volumes, and is expected to have an additional $3 million impact on third-quarter 2007 operating results. Major maintenance turnarounds typically occur every 12 years for Atlantic Copper, with significantly shorter term maintenance turnarounds in the interim. The next maintenance activity at Atlantic Copper is scheduled for 2011.

Atlantic Copper’s cash margin and operating results for the second-quarter and first six months of 2007 primarily reflect the impact of the scheduled maintenance turnaround that was completed in June 2007. Atlantic Copper’s treatment charges, including price participation, which are what PT Freeport Indonesia and third parties pay Atlantic Copper to smelt and refine concentrates, averaged $0.31 per pound during the second quarter of 2007 and $0.33 per pound for the first six months of 2007, compared to $0.34 per pound during the second quarter of 2006 and $0.32 per pound for the first six months of 2006. The decrease in treatment rates per pound for the second quarter of 2007, compared with the second quarter of 2006 primarily resulted from lower treatment rates negotiated for 2007 under the terms of Atlantic Copper’s concentrate purchase and sales agreements. The overall increase in treatment charges for the first six months of 2007, compared with 2006 was primarily because of higher treatment rates recognized in first-quarter 2007, which mostly reflected 2006 terms, partly offset by the impact of lower treatment rates recognized in second-quarter 2007, which reflected the lower negotiated rates for 2007.

We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until the final sales to third parties occur. Changes in these net deferrals resulted in an increase to our operating income totaling $13 million ($7 million to net income or $0.02 per share) in the second quarter of 2007 and a reduction of $194 million ($103 million to net income or $0.30 per share) for the first six months of 2007, compared with increases of $34 million ($18 million to net income or $0.08 per share) in the second quarter of 2006 and $108 million ($57 million to net income or $0.26 per share) for the first six months of 2006. At June 30, 2007, our net deferred profits on PT Freeport Indonesia concentrate inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and minority interest sharing totaled $203 million. Based on copper prices of $3.25 per pound and gold prices of $650 per ounce for the third quarter of 2007 and current shipping schedules, we estimate the net change in deferred profits on intercompany sales will result in an increase to net income of approximately $100 million in the third quarter of 2007. The actual change in deferred intercompany profits may differ substantially from this estimate because of changes in the timing of shipments to affiliated smelters and metal prices.

PHELPS DODGE INTERNATIONAL CORPORATION (PDIC)

PDIC, our international manufacturing division, produces engineered wire and cable products principally for the global energy sector. Its operations are characterized by products with internationally competitive costs and quality, and specialized engineering capabilities. Its factories, which are located in nine countries throughout Latin America, Asia and Africa, primarily manufacture energy cables for international markets. Three of our international wire and cable companies have continuous-cast copper rod facilities and three have continuous-cast aluminum rod facilities.

PDIC added $364 million in revenues and $45 million of operating income to our second-quarter 2007 results, and $421 million in revenues and $52 million of operating income to our results for the first six months of 2007.

We are currently exploring strategic alternatives for PDIC, including the potential sale of this division.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our production levels, production costs, cash payments for income taxes and interest, other working capital changes and other factors. Based on current mine plans and subject to future copper, gold and molybdenum prices, we expect to generate cash flows significantly greater than our budgeted capital expenditures, scheduled debt maturities and other cash requirements, thereby providing us with opportunities to further reduce debt and consider making additional returns to shareholders.

Following the significant increase in our debt associated with the acquisition of Phelps Dodge, we have placed a high priority on debt reduction, and if market conditions remain favorable, we expect to continue to achieve our objective of meaningful debt reduction in the near-term.

Cash and cash equivalents
At June 30, 2007, we had consolidated cash and cash equivalents of approximately $2.1 billion. The following table reflects the U.S. and international components of consolidated cash and cash equivalents at June 30, 2007, and December 31, 2006 (in billions):

	June 30,	December 31,
	2007	2006
Cash from U.S. operations	$0.1	$–
Cash from international operations	2.0	0.9
Total consolidated cash and cash equivalents	2.1	0.9
Less: minority interests’ share	0.5	–
Cash, net of minority interests’ share	1.6	0.9
Withholding taxes if distributed[a]	(0.2)	(0.1)
Net cash available to FCX	$1.4	$0.8

a.	Cash at our international operations is subject to foreign withholding taxes of up to 22 percent upon repatriation into the U.S.

Based on estimated sales volumes for the remainder of 2007 and assuming average prices of $3.25 per pound of copper, $650 per ounce of gold and $25 per pound of molybdenum for the remainder of 2007, our consolidated operating cash flows would exceed $6 billion in 2007. Each $0.20 per pound change in copper prices would affect 2007 cash flows by approximately $300 million, each $50 per ounce change in gold prices would affect 2007 cash flows by approximately $10 million, and each $2 per pound change in molybdenum prices would affect 2007 cash flows by approximately $30 million.

We expect to generate cash flows during 2007 significantly greater than our capital expenditures, minority interest distributions, dividends and other cash requirements. Using the same assumptions regarding average prices for the remainder of 2007, and assuming excess cash is applied to reduce debt, total debt at year-end 2007 would approximate $8.2 billion and consolidated cash would approximate $1.7 billion.

Operating Activities
Net cash provided by operating activities totaled $2.8 billion for the first six months of 2007, net of $81 million used for working capital requirements. For the first six months of 2006, net cash provided by operating activities totaled $376 million, net of $519 million used for working capital requirements. Operating cash flows for the first six months of 2007 benefited from higher net income primarily associated with of higher sales volumes and metals prices, and $1.2 billion of additional cash flows from Phelps Dodge’s operations beginning March 20, 2007.

Investing Activities
On March 19, 2007, we issued 136.9 million shares of common stock and paid approximately $13.9 billion (net of cash acquired) to acquire Phelps Dodge (refer to Note 2 for further discussion).

Capital expenditures, including capitalized interest, totaled $672 million for the first six months of 2007 and $110 million for the first six months of 2006. PT Freeport Indonesia capital expenditures for the first six months of 2007 totaled $175 million, which included approximately $47 million for Big Gossan and approximately $36 million for the development of the underground Grasberg ore body. Also included in capital expenditures for the first six months of 2007 were Phelps Dodge capital expenditures of $476 million, which included approximately $179 million associated with the Safford project and approximately $90 million associated with Tenke Fungurume.

Capital expenditures, including approximately $800 million for long-term projects, are estimated to approximate $1.8 billion for 2007. The increase in capital expenditures for 2007, when compared with 2006, primarily is because of the addition of Phelps Dodge capital spending, which is expected to approximate $1.3 billion for 2007, and includes amounts for the development of the Tenke Fungurume copper/cobalt mining project (approximately $325 million) and the Safford copper mine (approximately $310 million). PT Freeport Indonesia’s projected capital expenditures for 2007 include approximately $95 million for Big Gossan.

During the second quarter of 2007, our sale of marketable securities resulted in net proceeds of $91 million.

Financing Activities
At June 30, 2007, we had approximately $9.8 billion in debt, including $8.5 billion in acquisition debt, $0.9 billion of debt assumed in the Phelps Dodge acquisition and $0.4 billion of previously existing debt. In connection with financing the acquisition of Phelps Dodge, we used $2.5 billion of available cash (including cash acquired from Phelps Dodge) and funded the remainder with proceeds from borrowings under the $11.5 billion senior credit facility and from the offering of $6.0 billion in senior notes.

In accordance with our plan to reduce debt, following the close of the Phelps Dodge acquisition we completed the sale of 47.15 million shares of common stock at $61.25 per share for net proceeds of approximately $2.8 billion and 28.75 million shares of 6¾% Mandatory Convertible Preferred Stock for net proceeds of approximately $2.8 billion. The net proceeds from these transactions were used to reduce borrowings under the $11.5 billion senior credit facility. During second-quarter 2007, FCX prepaid an additional $1.9 billion of debt under the senior term loan due March 2014 (the Tranche B term loan). Refer to Note 8 for a summary table of the financing transactions for the first six months of 2007.

For the first six months of 2007, we recorded net charges totaling $135 million ($110 million to net income or $0.32 per share) for early extinguishment of debt. These net charges include $88 million ($75 million to net income) recorded in first-quarter 2007 and $30 million ($25 million to net income) recorded in second-quarter 2007 related to the accelerated recognition of deferred financing costs associated with the early repayment of amounts under the $11.5 billion senior credit facility. Also included is $17 million ($10 million to net income) recorded in second-quarter 2007 related to premiums paid and the accelerated recognition of deferred financing costs associated with the May 2007 redemption of our 10⅛% Senior Notes.

On July 10, 2007, we refinanced the remaining $2.5 billion balance outstanding under the Tranche B term loan with proceeds from a new senior term loan due March 2012 (the Tranche A term loan). As a result of this transaction, we will record charges totaling approximately $36 million ($31 million to net income) in third-quarter 2007 related to the accelerated recognition of deferred financing costs associated with the extinguishment of the Tranche B term loan.

In 2003, our Board of Directors approved an open market share purchase program for up to 20 million shares, which replaced our previous program. Under this program, we acquired 2.0 million shares in 2006 for $100 million ($49.94 per share average), 2.4 million shares in 2005 for $80 million ($33.83 per share average) and 3.4 million shares in 2004 for $100 million ($29.39 per share average); 12.2 million shares remain available. The timing of future purchases of our common stock is dependent on many factors including the price of our common shares, our cash flows and financial position, copper and gold prices and general economic and market conditions.

For the first six months of 2007, common stock dividends totaled $182 million. The declaration and payment of dividends is at the discretion of our Board of Directors. The amount of our current quarterly cash dividend on our common stock will be dependent upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. Our current regular annual common stock dividend is $1.25 per share, paid at a quarterly rate of $0.3125 per share. Based on outstanding common shares on June 30, 2007, our annual common stock dividend totals approximately $475 million. On June 28, 2007, FCX declared a regular quarterly dividend, which was paid on August 1, 2007, to common shareholders of record at the close of business on July 16, 2007.

Cash dividends on preferred stock of $30 million in each of the first six months of 2007 and 2006, represent dividends on our 5½% Convertible Perpetual Preferred Stock. Each share of preferred stock was initially convertible into 18.8019 shares of our common stock. The conversion rate is adjustable upon the occurrence of certain events, including any quarter that our common stock dividend exceeds $0.20 per share. As a result of the quarterly and supplemental common stock dividends paid through August 1, 2007, each share of preferred stock is now convertible into 21.2201 shares of FCX common stock, or an aggregate of approximately 23 million shares of FCX common stock. On June 28, 2007, FCX declared a regular quarterly dividend of $13.75 per share of FCX’s 5½% Convertible Perpetual Preferred Stock, which was paid on August 1, 2007, to shareholders of record at the close of business on July 16, 2007.

In March 2007, we sold 28.75 million shares of 6¾% Mandatory Convertible Preferred Stock, which will automatically convert on May 1, 2010, into between approximately 39 million and 47 million shares of FCX common stock. The conversion rate will be subject to anti-dilution adjustments in certain circumstances. Holders may elect to convert at any time prior to May 1, 2010, at a conversion rate equal to 1.3605 shares of common stock for each share of 6¾% Mandatory Convertible Preferred Stock. We will pay, when declared by our Board of Directors, quarterly dividends at a rate of 6.75 percent per annum. The first quarterly dividend of $2.30625 per share of FCX’s 6¾% Mandatory Convertible Preferred Stock was paid on August 1, 2007, to shareholders of record at the close of business on July 16, 2007. The first quarterly dividend reflects the time period from issuance through August 1, 2007. We expect each subsequent quarterly dividend on our 6¾% Mandatory Convertible Preferred Stock to be $1.6875 per share.

Annual preferred stock dividends on our 5½% Convertible Perpetual Preferred Stock and 6¾% Mandatory Convertible Preferred Stock total approximately $255 million.

Cash dividends to minority interests of $314 million for the first six months of 2007 and $57 million for the first six months of 2006 primarily reflect dividends paid to the minority interest owners of PT Freeport Indonesia and El Abra.

Pursuant to the restricted payment covenants in our $11.5 billion senior credit facility and certain senior notes, the amount available for dividend payments, purchases of our common stock and other restricted payments as of June 30, 2007, was approximately $4.3 billion.

DISCLOSURES ABOUT MARKET RISKS

In connection with the acquisition of Phelps Dodge, the following supplements the disclosures about market risks contained in our 2006 Annual Report on Form 10-K.

Commodity Price Risk
Our consolidated revenues include the sale of copper concentrates, which also may contain significant quantities of gold and silver, the sale of copper anodes, cathodes, wire rod, wire and gold in anodes and slimes, and the sale of molybdenum. Consolidated revenues and net income vary significantly with fluctuations in the market prices of copper, gold and molybdenum, sales volumes and other factors. For further information on commodity price risk see the discussion under “Consolidated Results – Revenues.”

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

PT Freeport Indonesia’s labor costs are mostly rupiah denominated. One U.S. dollar was equivalent to 9,045 rupiah at June 30, 2007, and 8,989 rupiah at December 31, 2006. Based on estimated annual payments of 1.6 trillion rupiah for operating costs and an exchange rate of 9,045 rupiah to one U.S. dollar, a one-thousand-rupiah increase in the exchange rate would result in an approximate $18 million decrease in aggregate annual operating costs; and a one-thousand-rupiah decrease in the exchange rate would result in an approximate $22 million increase in annual operating costs.

Approximately 15 percent of PT Freeport Indonesia’s projected purchases of materials, supplies and services for 2007 are denominated in Australian dollars. One Australian dollar was equivalent to $0.85 at June 30, 2007, and $0.79 at December 31, 2006. Based on estimated annual payments of 250 million Australian dollars and an exchange rate of $0.85 to one Australian dollar, a $0.01 increase or decrease in the exchange rate would result in an approximate $2.5 million change in annual operating costs.

The majority of Atlantic Copper’s revenues are denominated in U.S. dollars; however, operating costs, other than concentrate purchases, and certain asset and liability accounts are denominated in euros. Atlantic Copper’s estimated annual euro payments total approximately 100 million euros. One euro was equivalent to $1.35 at June 30, 2007, and $1.32 at December 31, 2006. Based on estimated annual payments of approximately 100 million euros and an exchange rate of $1.35 to one euro, a $0.05 increase or decrease in the exchange rate would result in an approximate $5 million change in annual costs.

At our South American mining operations, labor costs and local supply costs are mostly denominated in the local currencies. One U.S. dollar was equivalent to 528 Chilean pesos and 3.23 Peruvian nuevos soles at June 30, 2007, and 532 Chilean pesos and 3.20 Peruvian nuevos soles at December 31, 2006. Based on estimated annual payments of 160 billion Chilean peso for operating costs and an exchange rate of 528 Chilean pesos to one U.S. dollar, a ten-peso increase or decrease in the exchange rate would result in an approximate $6 million change in aggregate annual operating costs. Based on estimated annual payments of 330 million Peruvian nuevo soles for operating costs and an exchange rate of 3.23 Peruvian nuevos soles to one U.S. dollar, a 0.10 nuevo sol increase or decrease in the exchange rate would result in an approximate $3 million change in annual operating costs.

Interest Rate Risk
At June 30, 2007, we had total debt of approximately $9.8 billion, of which approximately 39 percent represents variable-rate debt, with an interest rate based on London Interbank Offered Rate (LIBOR). An increase in LIBOR would increase our interest costs and would negatively affect our cash flows and results of operations.

CONTRACTUAL OBLIGATIONS

In connection with the acquisition of Phelps Dodge, contractual obligations, including debt, have increased when compared to those disclosed at December 31, 2006. The following table, as of June 30, 2007, reflects an update of only the major changes to the similar table presented in our 2006 Annual Report on Form 10-K, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

		Less Than			After
	Total	1 Year	Years 2-3	Years 4-5	5 Years
Total debt[a]	$9,789	$397	$597	$664	$8,131
Scheduled interest payment obligations[b]	6,281	737	1,410	1,304	2,830
Asset retirement obligations[c]	88	57	28	2	1
Take-or-pay contracts[d]	1,350	1,009	247	69	25
Total contractual cash obligations[e]	$17,508	$2,200	$2,282	$2,039	$10,987

a.
Reflects total scheduled debt payments, including the impact of refinancing the Tranche B term loan on July 10, 2007, resulting in a transfer of $245 million to payments in less than 1 year under the new Tranche A term loan (refer to Note 8 and “Financing Activities” for further discussion).

b.	Scheduled interest payment obligations were calculated using stated coupon rates for fixed-rate debt and interest rates applicable at June 30, 2007, for variable-rate debt.
c.
Asset retirement obligations only include our estimated contractual cash payments associated with reclamation activities at certain Phelps Dodge sites we acquired for which our costs are estimable and the timing of payments was reasonably determinable at June 30, 2007. The timing and the amount of these payments could change as a result of changes in regulatory requirements, changes in scope of reclamation activities and as actual reclamation spending occurs. The table excludes remaining cash payments of $64 million that are expected to be incurred in connection with accelerating certain closure projects at our discretion. We have also excluded payments for reclamation activities that are expected to occur after five years and the associated trust assets of $527 million that have been dedicated to funding those reclamation activities because a majority of these cash flows are expected to occur over an extended period of time and are dependent upon the timing of the end of the mine life, which is subject to revision.

d.
Take-or-pay contracts acquired in the acquisition of Phelps Dodge primarily include contracts for copper deliveries of specified volumes at market-based prices ($930 million), transportation and port fee commitments ($179 million) and contracts for electricity ($106 million). Approximately 36 percent of our take-or-pay electricity obligations are through Phelps Dodge Energy Services (PDES), the legal entity used to manage power for North American operations at generally fixed-priced arrangements. PDES has the right and the ability to resell the electricity as circumstances warrant.

e.
This table excludes certain other obligations in our Condensed Consolidated Balance Sheet, including estimated funding for pension obligations as the funding may vary from year-to-year based on changes in the fair value of plan assets and actuarial assumptions. Also excluded are (i) environmental obligations and contingencies for which the timing of payments is not determinable and (ii) FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” liabilities related to unrecognized tax benefits as the ultimate amount and/or timing of settlement is not determinable.

Hedging Activities
In connection with the acquisition of Phelps Dodge, we acquired certain derivative instruments entered into by Phelps Dodge. The most significant of these derivatives are the 2007 zero-premium copper collars (consisting of both put and call options) and copper put options (refer to Note 15). These derivative instruments do not qualify for hedge accounting and are adjusted to fair market value based on the forward price curve and implied volatility as of the last day of the respective reporting period, with the gain or loss recorded in revenues. Mark-to-market accounting adjustments on these contracts resulted in charges to revenues totaling $130 million ($80 million to net income or $0.18 per share) in the second quarter of 2007 and $168 million ($103 million to net income or $0.30 per share) from March 20, 2007, through June 30, 2007. The actual impact of our 2007 zero-premium copper collar price protection program will not be fully determinable until its maturity at year-end 2007, with final adjustments based on the average annual LME price.

The zero-premium copper collars covered approximately 486 million pounds of 2007 copper sales. At June 30, 2007, the liability associated with these contracts totaled $592 million. We also have in place copper put options assumed in the Phelps Dodge acquisition at a strike price of $0.95 per pound for approximately 730 million pounds of 2007 copper sales.

Based on current market prices as of July 31, 2007, we estimate that mark-to-market accounting adjustments would reduce revenues by approximately $54 million ($33 million reduction in net income) in the third quarter of 2007. The 2007 copper collars and put contracts will settle in the first quarter of 2008 based on the average 2007 LME price.

We do not currently intend to enter into similar programs in the future.

ENVIRONMENTAL AND RECLAMATION MATTERS

Environmental
In the U.S. we are subject to stringent federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. We also are subject to potential liabilities arising under CERCLA and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment, including damages to natural resources. In addition, we are subject to potential liabilities under the Resource Conservation and Recovery Act (RCRA) and analogous state laws that require responsible parties to remediate releases of hazardous or solid waste constituents into the environment associated with past or present activities.

Phelps Dodge or its subsidiaries previously have been advised by the U.S. Environmental Protection Agency (EPA), the Department of the Interior, the Department of Agriculture and several state agencies that under CERCLA or similar state laws and regulations, they may be liable for costs of responding to environmental conditions at a number of sites that have been or are being investigated by EPA, the Department of the Interior, the Department of Agriculture or states to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. Phelps Dodge has also been advised by trustees for natural resources that it may be liable under CERCLA or similar state laws for damages to natural resources caused by releases of hazardous substances.

Refer to Note 12 for additional information on significant environmental matters.

Asset Retirement Obligations
In connection with the acquisition of Phelps Dodge, we acquired certain asset retirement obligations (AROs). At June 30, 2007, we had $391 million recorded for Phelps Dodge AROs in current and long-term liabilities on the condensed consolidated balance sheet. At June 30, 2007, we estimate that our share of the total cost of Phelps Dodge’s AROs, including anticipated future disturbances and cumulative payments, at approximately $1.3 billion (unescalated, undiscounted and on a third-party cost basis), leaving approximately $900 million remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, engineering designs and technology, permit modifications or updates, mine plans or other factors and as actual reclamation spending occurs. ARO activities and expenditures generally are made over an extended period of time commencing near the end of the mine life; however, certain reclamation activities could be accelerated if they are determined to be economically beneficial.

At June 30, 2007, we had trust assets totaling $428 million that are dedicated to funding global reclamation and remediation activities, and also had trust assets totaling $99 million that are legally restricted to fund a portion of our asset retirement obligations for Chino, Tyrone and Cobre as required for New Mexico financial assurance.

Refer to Note 12 for additional information on asset retirement obligations.

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

NEW ACCOUNTING STANDARDS

Effective January 1, 2007, we adopted FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 was an increase in beginning retained earnings of approximately $4 million. Refer to Note 9 for further discussion.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007, with early adoption allowed. We have not yet determined the impact, if any, that adopting this standard might have on our financial statements.

PRODUCT REVENUES AND PRODUCTION COSTS

Unit net cash costs per pound of copper and molybdenum is a measure intended to provide investors with information about the cash generating capacity of our mining operations expressed on a basis relating to the primary metal product for the respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

We present gross profit per pound of copper using both a “by-product” method and a “co-product” method. We use the by-product method in our presentation of gross profit per pound of copper because (i) the majority of our revenues are copper revenues, (ii) we mine ore, which contains copper, gold, molybdenum and other metals, (iii) it is not possible to specifically assign all of our costs to revenues from the copper, gold, and molybdenum and other metals we produce, (iv) it is the method used to compare mining operations in certain industry publications and (v) it is the method used by our management and Board of Directors to monitor operations. In the co-product method presentation below, costs are allocated to the different products based on their relative revenue values, which will vary to the extent our metals sales volumes and realized prices change.

In both the by-product and the co-product method calculations below, we show adjustments to copper revenues for prior period open sales as separate line items. Because the copper pricing adjustments do not result from current period sales, we have reflected these separately from revenues on current period sales. Noncash and nonrecurring costs consist of items such as stock-based compensation costs, write-offs of equipment or unusual charges. They are removed from site production and delivery costs in the calculation of unit net cash costs. In addition, costs resulting from the application of the purchase accounting method are removed. As discussed above, gold, molybdenum and other metal revenues, excluding any impacts from redemption of the gold- and silver-denominated preferred stocks, are reflected as credits against site production and delivery costs in the by-product method. Presentations under both methods are shown below together with reconciliations to amounts reported in our consolidated financial statements or pro forma consolidated financial results.

North America Mining Product Revenues and Production Costs
Three Months Ended June 30, 2007
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Gold	Silver	Molybdenum	[a]	Other	Total
Revenues, after adjustments shown
below	$1,074	$1,074	$5	$7	$235		$6	$1,327

Site production and delivery, before
net noncash and nonrecurring
costs shown below	476	397	2	2	83		5	489
By-product credits [a]	(241)	-	-	-	-		-	-
Treatment charges	29	28	-	1	-		-	29
Unit net cash costs	264	425	2	3	83		5	518
Depreciation and amortization	33	24	-	-	9		-	33
Noncash and nonrecurring costs, net	5	5	-	-	-		-	5
Total unit costs	302	454	2	3	92		5	556
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging	(87)	(87)	-	-	-		-	(87)
Idle facility and other non-
inventoriable costs	(8)	(8)	-	-	-		-	(8)
Gross profit	$676	$525	$3	$4	$143		$1	$676

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$1,327	$489	$33
Net noncash and nonrecurring costs
per above	N/A	5	N/A
Other North America operations	1,680	1,526	18
Purchase accounting impact	N/A	251	117
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging per above	(87)	N/A	N/A
Total North American mining
operations	2,920	2,271	168
Eliminations and other	2,887	579	211
As reported in FCX’s consolidated
financial statements	$5,807	$2,850	$379

a.	Molybdenum by-product credits reflect volumes produced at market-based pricing, and also includes tolling revenues at Sierrita.

North America Mining Product Revenues and Production Costs (Pro Forma)
Three Months Ended June 30, 2006
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Gold	Silver	Molybdenum	[a]	Other	Total
Revenues, after adjustments shown
below	$1,259	$1,259	$2	$6	$187		$4	$1,458

Site production and delivery, before
net noncash and nonrecurring
costs shown below	345	256	2	3	89		4	354
By-product credits [a]	(190)	-	-	-	-		-	-
Treatment charges	21	20	-	1	-		-	21
Unit net cash costs	176	276	2	4	89		4	375
Depreciation and amortization	35	27	-	1	7		-	35
Noncash and nonrecurring costs, net	5	5	-	-	-		-	5
Total unit costs	216	308	2	5	96		4	415
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging	(852)	(852)	-	-	-		-	(852)
Idle facility and other non-
inventoriable costs	(6)	(6)	-	-	-		-	(6)
Gross profit	$185	$92	$-	$2	$91		$-	$185

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$1,458	$354	$35
Net noncash and nonrecurring costs
per above	N/A	5	N/A
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging per above	(852)	N/A	N/A
Purchase accounting impact	N/A	276	195
Eliminations and other	3,812	2,071	116
As reported in FCX’s pro forma
consolidated financial results	$4,418	$2,706	$346

a.	Molybdenum by-product credits reflect volumes produced at market-based pricing, and also includes tolling revenues at Sierrita.

North America Mining Product Revenues and Production Costs (Pro Forma)

Six Months Ended June 30, 2007
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Gold	Silver	Molybdenum	[a]	Other	Total
Revenues, after adjustments shown
below	$1,886	$1,886	$7	$12	$413		$10	$2,328

Site production and delivery, before
net noncash and nonrecurring
costs shown below	870	745	1	4	152		8	910
By-product credits [a]	(403)	-	-	-	-		-	-
Treatment charges	51	50	-	1	-		-	51
Unit net cash costs	518	795	1	5	152		8	961
Depreciation and amortization	73	58	1	-	14		-	73
Noncash and nonrecurring costs, net	11	10	-	-	1		-	11
Total unit costs	602	863	2	5	167		8	1,045
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging	(79)	(79)	-	-	-		-	(79)
Idle facility and other non-
inventoriable costs	(18)	(18)	-	-	-		-	(18)
Gross profit	$1,187	$926	$5	$7	$247		$2	$1,187

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$2,328	$910	$73
Net noncash and nonrecurring costs
per above	N/A	11	N/A
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging per above	(79)	N/A	N/A
Purchase accounting impact	N/A	429	148
Eliminations and other	8,398	4,305	521
As reported in FCX’s pro forma
consolidated financial results	$10,647	$5,655	$742

a.	Molybdenum by-product credits reflect volumes produced at market-based pricing, and also includes tolling revenues at Sierrita.

North America Mining Product Revenues and Production Costs (Pro Forma)

Six Months Ended June 30, 2006
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Gold	Silver	Molybdenum	[a]	Other	Total
Revenues, after adjustments shown
below	$1,999	$1,999	$5	$11	$378		$7	$2,400

Site production and delivery, before
net noncash and nonrecurring
costs shown below	672	513	3	5	164		6	692
By-product credits [a]	(381)	-	-	-	-		-	-
Treatment charges	44	41	1	2	-		-	44
Unit net cash costs	335	554	4	7	164		6	736
Depreciation and amortization	71	56	1	1	14		-	71
Noncash and nonrecurring costs, net	10	9	-	-	1		-	10
Total unit costs	416	619	5	8	179		6	817
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging	(1,227)	(1,227)	-	-	-		-	(1,227)
Idle facility and other non-
inventoriable costs	(13)	(13)	-	-	-		-	(13)
Gross profit	$343	$140	$-	$3	$199		$1	$343

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$2,400	$692	$71
Net noncash and nonrecurring costs
per above	N/A	10	N/A
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging per above	(1,227)	N/A	N/A
Purchase accounting impact	N/A	792	385
Eliminations and other	6,556	3,653	231
As reported in FCX’s pro forma
consolidated financial results	$7,729	$5,147	$687

a.	Molybdenum by-product credits reflect volumes produced at market-based pricing, and also includes tolling revenues at Sierrita.

Primary Molybdenum (Henderson) Product Revenues and Production Costs (Pro Forma)a

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Millions)	2007	2006	2007	2006
Revenues, after adjustments shown below	$255	$206	$463	$407

Site production and delivery, before net noncash
and nonrecurring costs shown below	42	32	81	66
Unit net cash costs	42	32	81	66
Depreciation and amortization	9	9	18	17
Noncash and nonrecurring costs, net	-	-	-	-
Total unit costs	51	41	99	83
Gross profit[b]	$204	$165	$364	$324

Reconciliation to Amounts Reported
(In Millions)		Production	Depreciation
		and	and
Three Months Ended June 30, 2007	Revenues	Delivery	Amortization
Totals presented above	$255	$42	$9
Purchase accounting impact	N/A	67	10
Other molybdenum operations	208	297	3
Primary molybdenum segment	463	406	22
Eliminations and other	5,344	2,444	357
As reported in FCX’s consolidated
financial statements	$5,807	$2,850	$379

Three Months Ended June 30, 2006
Totals presented above	$206	$32	$9
Purchase accounting impact	N/A	276	195
Eliminations and other	4,212	2,398	142
As reported in FCX’s pro forma
consolidated financial results	$4,418	$2,706	$346

Six Months Ended June 30, 2007
Totals presented above	$463	$81	$18
Purchase accounting impact	N/A	429	148
Eliminations and other	10,184	5,145	576
As reported in FCX’s pro forma
consolidated financial results	$10,647	$5,655	$742

Six Months Ended June 30, 2006
Totals presented above	$407	$66	$17
Purchase accounting impact	N/A	792	385
Eliminations and other	7,322	4,289	285
As reported in FCX’s pro forma
consolidated financial results	$7,729	$5,147	$687

a.	Three months ended June 30, 2007, represents actual financial results.
b.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Primary Molybdenum segment includes profits on sales as they are made to third parties and realizations based on actual contract terms.

South America Mining Product Revenues and Production Costs

Three Months Ended June 30, 2007
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Gold	Silver	Other	Total
Revenues, after adjustments shown below	$1,216	$1,216	$19	$8	$(3)[a]	$1,240

Site production and delivery, before
net noncash and nonrecurring
costs shown below	281	276	4	2	-	281
By-product credits	(23)	-	-	-	-	-
Treatment charges	71	70	1	-	-	71
Unit net cash costs	329	346	5	2	-	352
Depreciation and amortization	61	60	-	1	-	61
Noncash and nonrecurring costs, net	1	1	-	-	-	1
Total unit costs	391	407	5	3	-	414
Revenue adjustments, primarily for pricing
on prior period open sales and hedging	57	57	-	-	-	57
Idle facility and other non-inventoriable costs	(7)	(7)	-	-	-	(7)
Gross profit	$875	$860	$13	$5	$(3)	$875

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$1,240	$281	$61
Net noncash and nonrecurring costs
per above	N/A	1	N/A
Treatment charges per above	(71)	N/A	N/A
Purchased metal	81	81	N/A
Purchase accounting impact	N/A	18	70
Eliminations and other	(75)	(78)	5
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging per above	57	N/A	N/A
Total South American mining operations	1,232	303	136
Eliminations and other	4,575	2,547	243
As reported in FCX’s consolidated
financial statements	$5,807	$2,850	$379

a.	Represents start-up costs related to molybdenum production at Cerro Verde.

South America Mining Product Revenues and Production Costs (Pro Forma)

Three Months Ended June 30, 2006
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Gold	Silver	Total
Revenues, after adjustments shown below	$962	$962	$18	$8	$988

Site production and delivery, before net noncash
and nonrecurring costs shown below	198	193	3	1	198
By-product credits	(26)	-	-	-	-
Treatment charges	58	57	1	-	58
Unit net cash costs	230	250	4	2	256
Depreciation and amortization	49	49	-	-	49
Noncash and nonrecurring costs, net	1	1	-	-	1
Total unit costs	280	300	4	2	306
Revenue adjustments, primarily for pricing on
prior period open sales and hedging	70	72	(1)	(1)	70
Idle facility and other non-inventoriable costs	(4)	(4)	-	-	(4)
Gross profit	$748	$730	$13	$5	$748

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$988	$198	$49
Net noncash and nonrecurring costs per above	N/A	1	N/A
Treatment charges per above	(58)	N/A	N/A
Purchased metal	81	81	N/A
Revenue adjustments, primarily for pricing on
prior period open sales and hedging per above	70	N/A	N/A
Purchase accounting impact	N/A	276	195
Eliminations and other	3,337	2,150	102
As reported in FCX’s pro forma
consolidated financial results	$4,418	$2,706	$346

South America Mining Product Revenues and Production Costs (Pro Forma)

Six Months Ended June 30, 2007
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Gold	Silver	Other	Total
Revenues, after adjustments shown below	$2,140	$2,141	$35	$15	$(3)[a]	$2,188

Site production and delivery, before
net noncash and nonrecurring
costs shown below	534	518	11	5	-	534
By-product credits	(47)	-	-	-	-	-
Treatment charges	126	123	2	1	-	126
Unit net cash costs	613	641	13	6	-	660
Depreciation and amortization	105	104	1	-	-	105
Noncash and nonrecurring costs, net	1	1	-	-	-	1
Total unit costs	719	746	14	6	-	766
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging	18	18	-	-	-	18
Idle facility and other non-
inventoriable costs	(14)	(13)	(1)	-	-	(14)
Gross profit	$1,425	$1,400	$20	$8	$(3)	$1,425

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$2,188	$534	$105
Net noncash and nonrecurring costs
per above	N/A	1	N/A
Treatment charges per above	(126)	N/A	N/A
Purchased metal	148	148	N/A
Revenue adjustments, primarily for
pricing on prior period open sales
and hedging per above	18	N/A	N/A
Purchase accounting impact	N/A	429	148
Eliminations and other	8,419	4,543	489
As reported in FCX’s pro forma
consolidated financial results	$10,647	$5,655	$742

a.	Represents start-up costs related to molybdenum production at Cerro Verde.

South America Mining Product Revenues and Production Costs (Pro Forma)

Six Months Ended June 30, 2006
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Gold	Silver	Total
Revenues, after adjustments shown below	$1,742	$1,742	$35	$14	$1,791

Site production and delivery, before net noncash
and nonrecurring costs shown below	403	392	8	3	403
By-product credits	(49)	-	-	-	-
Treatment charges	100	97	2	1	100
Unit net cash costs	454	489	10	4	503
Depreciation and amortization	96	94	2	-	96
Noncash and nonrecurring costs, net	1	1	-	-	1
Total unit costs	551	584	12	4	600
Revenue adjustments, primarily for pricing on
prior period open sales and hedging	(45)	(36)	(6)	(3)	(45)
Idle facility and other non-inventoriable costs	(9)	(9)	-	-	(9)
Gross profit	$1,137	$1,113	$17	$7	$1,137

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$1,791	$403	$96
Net noncash and nonrecurring costs per above	N/A	1	N/A
Treatment charges per above	(100)	N/A	N/A
Purchased metal	126	126	N/A
Revenue adjustments, primarily for pricing on
prior period open sales and hedging per above	(45)	N/A	N/A
Purchase accounting impact	N/A	792	385
Eliminations and other	5,957	3,825	206
As reported in FCX’s pro forma
consolidated financial results	$7,729	$5,147	$687

Indonesia Mining Product Revenues and Production Costs

Three Months Ended June 30, 2007
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Gold	Silver	Total

Revenues, after adjustments shown below	$1,169	$1,169	$584	$15	$1,768

Site production and delivery, before net noncash
and nonrecurring costs shown below	379	251	125	3	379
Gold and silver credits	(599)	-	-	-	-
Treatment charges	111	73	37	1	111
Royalty on metals	48	32	16	-	48
Unit net cash (credits) costs	(61)	356	178	4	538
Depreciation and amortization	56	37	18	1	56
Noncash and nonrecurring costs, net	10	7	3	-	10
Total unit costs	5	400	199	5	604
Revenue adjustments, primarily for pricing
on prior period open sales	153	153	-	-	153
PT Smelting intercompany profit elimination	-	-	-	-	-
Gross profit	$1,317	$922	$385	$10	$1,317

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$1,768	$379	$56
Net noncash and nonrecurring costs per above	N/A	10	N/A
Less: Treatment charges per above	(111)	N/A	N/A
Royalty per above	(48)	N/A	N/A
Revenue adjustments, primarily for pricing
on prior period open sales per above	153	N/A	N/A
Total Indonesia mining operations	1,762	390	56
Eliminations and other	4,045	2,460	323
As reported in FCX’s consolidated
financial statements	$5,807	$2,850	$379

Indonesia Mining Product Revenues and Production Costs

Three Months Ended June 30, 2006
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Gold	Silver	Total

Revenues, after adjustments shown below	$742	$742	$176	$10	$928

Site production and delivery, before net noncash
and nonrecurring costs shown below	271	217	51	3	271
Gold and silver credits	(186)	-	-	-	-
Treatment charges	107	85	21	1	107
Royalty on metals	23	18	4	1	23
Unit net cash costs	215	320	76	5	401
Depreciation and amortization	34	28	6	-	34
Noncash and nonrecurring costs, net	10	8	2	-	10
Total unit costs	259	356	84	5	445
Revenue adjustments, primarily for pricing
on prior period open sales	237	237	-	-	237
PT Smelting intercompany profit elimination	(8)	(6)	(2)	-	(8)
Gross profit	$712	$617	$90	$5	$712

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$928	$271	$34
Net noncash and nonrecurring costs per above	N/A	10	N/A
Less: Treatment charges per above	(107)	N/A	N/A
Royalty per above	(23)	N/A	N/A
Revenue adjustments, primarily for pricing
on prior period open sales per above	237	N/A	N/A
Total Indonesia mining operations	1,035	281	34
Eliminations and other	391	324	10
As reported in FCX’s consolidated
financial statements	$1,426	$605	$44

Indonesia Mining Product Revenues and Production Costs

Six Months Ended June 30, 2007
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Gold	Silver	Total

Revenues, after adjustments shown below	$2,578	$2,578	$1,207	$36	$3,821

Site production and delivery, before net noncash
and nonrecurring costs shown below	693	468	219	6	693
Gold and silver credits	(1,243)	-	-	-	-
Treatment charges	265	178	84	3	265
Royalty on metals	97	66	30	1	97
Unit net cash (credits) costs	(188)	712	333	10	1,055
Depreciation and amortization	115	78	36	1	115
Noncash and nonrecurring costs, net	19	13	6	-	19
Total unit (credits) costs	(54)	803	375	11	1,189
Revenue adjustments, primarily for pricing on
prior period open sales	12	12	-	-	12
PT Smelting intercompany profit elimination	(36)	(24)	(11)	(1)	(36)
Gross profit	$2,608	$1,763	$821	$24	$2,608

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$3,821	$693	$115
Net noncash and nonrecurring costs per above	N/A	19	N/A
Less: Treatment charges per above	(265)	N/A	N/A
Royalty per above	(97)	N/A	N/A
Revenue adjustments, primarily for pricing
on prior period open sales per above	12	N/A	N/A
Total Indonesia mining operations	3,471	713	115
Eliminations and other	4,639	3,089	380
As reported in FCX’s consolidated
financial statements	$8,110	$3,802	$495

Indonesia Mining Product Revenues and Production Costs

Six Months Ended June 30, 2006
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Gold	Silver	Total

Revenues, after adjustments shown below	$1,460	$1,460	$459	$18	$1,937

Site production and delivery, before net noncash
and nonrecurring costs shown below	546	412	129	5	546
Gold and silver credits	(477)	-	-	-	-
Treatment charges	191	144	45	2	191
Royalty on metals	42	32	10	-	42
Unit net cash costs	302	588	184	7	779
Depreciation and amortization	68	51	16	1	68
Noncash and nonrecurring costs, net	22	16	6	-	22
Total unit costs	392	655	206	8	869
Revenue adjustments, primarily for pricing on
prior period open sales and gold hedging	128 [a]	197	(69)	-	128
PT Smelting intercompany profit recognized	13	10	3	-	13
Gross profit	$1,209	$1,012	$187	$10	$1,209

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$1,937	$546	$68
Net noncash and nonrecurring costs per above	N/A	22	N/A
Less: Treatment charges per above	(191)	N/A	N/A
Royalty per above	(42)	N/A	N/A
Revenue adjustments, primarily for pricing on
prior period open sales and hedging per above	128	N/A	N/A
Total Indonesia mining operations	1,832	568	68
Eliminations and other	680	515	19
As reported in FCX’s consolidated
financial statements	$2,512	$1,083	$87

a.	Includes a $69 million or $0.16 per pound loss on the redemption of FCX’s Gold-Denominated Preferred Stock, Series II.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our expectations regarding future performance. Forward-looking statements are all statements other than historical facts, such as those regarding anticipated sales volumes, ore grades, milling rates, commodity prices, selling, general and administrative expenses, unit net cash (credits) costs, operating cash flows, royalty costs, capital expenditures, reclamation and closure costs, environmental expenditures, litigation expenses and liabilities, the impact of copper, gold and molybdenum price changes, the impact of changes in deferred intercompany profits on earnings, projected debt and cash balances, treatment charge rates, exploration efforts and results, dividend payments, liquidity and other financial commitments. Accuracy of the forward-looking statements depends on assumptions about events that change over time and is thus susceptible to periodic change based on actual experience and new developments. We caution readers that we assume no obligation to update or publicly release any revisions to the forward-looking statements in this Form 10-Q and, except to the extent required by applicable law, do not intend to update or otherwise revise the forward-looking statements more frequently than quarterly. Additionally, important factors that might cause future results to differ from these forward-looking statements include mine sequencing, production rates, industry risks, regulatory changes, commodity prices, political risks, weather-related risks, labor relations, environmental risks, litigation results, currency translation risks and other factors described in more detail under the heading “Risk Factors” in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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

FCX considers the acquisition of Phelps Dodge material to the results of its operations, financial position and cash flows from the date of acquisition through June 30, 2007, and believes that the internal controls and procedures of Phelps Dodge have a material effect on FCX’s internal control over financial reporting. FCX is integrating the Phelps Dodge operations and has extended its Sarbanes-Oxley Act Section 404 compliance program to include Phelps Dodge. FCX will report on its assessment of its combined operations within the time provided by the Sarbanes-Oxley Act and applicable rules relating to business acquisitions.

Although FCX has generally maintained its disclosure controls and procedures that were in effect prior to the acquisition, since the acquisition there have been changes in FCX’s internal control over financial reporting, including preparation of the consolidated financial statements and changes of personnel with direct responsibility for financial reporting. FCX believes these changes have not negatively affected its internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Environmental Proceedings

New Mexico Closure Permits. Reference is made to Item 1 Legal Proceedings of the Company’s Form 10-Q for the quarter ended March 31, 2007.

Litigation is pending regarding closure permits issued by the New Mexico Environment Department for the Phelps Dodge Tyrone, Inc. (Tyrone) and Chino Mines Company (Chino) operations. Tyrone appealed a decision by the New Mexico Water Quality Control Commission (WQCC) upholding certain conditions imposed by the New Mexico Environment Department in Tyrone’s Supplemental Discharge Permit for Closure, DP-1341. Phelps Dodge Tyrone, Inc. v. New Mexico Water Quality Control Commission, No. 25027. In this case, Tyrone objected to permit conditions requiring Tyrone to perform approximately $75 million of additional closure work. On June 15, 2006, the New Mexico Court of Appeals issued its decision overturning two permit conditions that Tyrone had challenged in its closure permit. The New Mexico Supreme Court denied Petitions for Certiorari and the case has been remanded by the Court of Appeals to WQCC for further proceedings to address the Court of Appeals decision. A hearing before the WQCC began on July 23, 2007 and is expected to continue for several weeks.

EPA Notice re Violation of Consent Decree – Sierrita operations.  Reference is made to Item 1 Legal Proceedings of the Company’s Form 10-Q for the quarter ended March 31, 2007.

In September 2006, the U.S. Environmental Protection Agency (EPA) notified Phelps Dodge Sierrita, Inc. (Sierrita) of the possible assessment of stipulated penalties arising from deviations from certain provisions of a Consent Decree dated June 21, 2004, by and among Sierrita, the United States and the Arizona Department of Environmental Quality (ADEQ), entitled United States and the State of Arizona v. Phelps Dodge Sierrita, Inc. No. CIV 04-312 TUC FRZ. Sierrita is engaged in negotiations with EPA and ADEQ concerning stipulated penalties and a joint request to the federal court for termination of the Consent Decree.

Antitrust Claims. Reference is made to Item 1 Legal Proceedings of the Company’s Form 10-Q for the quarter ended March 31, 2007.

With respect to the consolidated class action in federal court entitled In Re Carbon Black Antitrust Litigation, the Company has entered into an agreement to settle those claims for a payment of $6 million, which has been recorded as a liability.  This settlement is subject to approval by the court following a hearing scheduled on September 27, 2007, after notice to the class members.

Shareholder Litigation.  Reference is made to Item 1 Legal Proceedings of the Company’s Form 10-Q for the quarter ended March 31, 2007 regarding litigation brought on behalf of a purported class of all shareholders of Phelps Dodge, one filed in the Supreme Court of the State of New York, County of New York (Phillips v. Phelps Dodge Corporation, et al., No. 06604255, filed December 12, 2006) and two in the Superior Court of the State of Arizona, County of Maricopa (Nathanson v. Phelps Dodge Corporation, et al., No. CV2006-017963, filed November 22, 2006, and Knisley v. Phelps Dodge Corp. et al., No. CV2006-053422, filed December 14, 2006).

The parties have entered into a stipulation of settlement which incorporates the terms of the agreement in principle described in the Form 10-Q for the quarter ended March 31, 2007.  This settlement is subject to approval by the Arizona court following a hearing scheduled on September 10, 2007, after notice to class members.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, Risk Factors, contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)  In October 2003, our Board of Directors approved a new open market share purchase program for up to 20 million shares, which replaced our previous program. The program does not have an expiration date. No shares were purchased during the three-month period ended June 30, 2007, and 12.2 million shares remain available for purchase.

The following table sets forth information with respect to shares of common stock of FCX purchased by FCX during the three months ended June 30, 2007:

				(d) Maximum Number
			(c) Total Number of	(or Approximate
	(a) Total		Shares (or Units)	Dollar Value) of Shares
	Number of	(b) Average	Purchased as Part of	(or Units) That May
	Shares (or Units)	Price Paid Per	Publicly Announced	Yet Be Purchased Under
Period	Purchased*	Share (or Unit)	Plans or Programs	the Plans or Programs
April 1-30, 2007	3,422	$68.66	-	-
May 1-31, 2007	52	$68.42	-	-
June 1-30, 2007	–	$–	-	-
Total	3,474	$68.66	-	-

*
This category includes shares repurchased under FCX’s applicable stock option and restricted stock plans (Plans) and its non-qualified supplemental savings plan (SSP). Through the Plans, FCX repurchases shares to satisfy tax obligations on restricted stock awards, and in the SSP repurchases shares as a result of FCX dividends paid.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on July 10, 2007 (the “Annual Meeting”). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The following matters were submitted to a vote of security holders during our Annual Meeting:

Name	For	Withheld
1. Election of Directors:
Richard C. Adkerson	307,285,499	8,574,480
Robert J. Allison, Jr.	298,069,210	17,790,769
Robert A. Day	308,457,754	7,402,225
Gerald J. Ford	311,368,423	4,491,556
H. Devon Graham, Jr.	310,503,817	5,356,162
J. Bennett Johnston	290,962,391	24,897,588
Charles C. Krulak	311,624,858	4,235,121
Bobby Lee Lackey	308,649,157	7,210,822
Jon C. Madonna	311,583,410	4,276,569
Dustan E. McCoy	310,327,201	5,532,778
Gabrielle K. McDonald	291,104,710	24,755,269
James R. Moffett	305,864,572	9,995,407
B.M. Rankin, Jr.	291,023,306	24,836,673
J. Stapleton Roy	291,173,224	24,686,755
Stephen H. Siegele	311,680,276	4,179,703
J. Taylor Wharton	308,684,532	7,175,447

There were no abstentions with respect to the election of directors.

	For	Against	Abstentions	Broker Non- Votes
2. Ratification of Ernst & Young LLP as independent auditors.	312,368,614	1,542,878	1,948,487	–
3. Proposal to adopt amendments to the 2006 Stock Incentive Plan.	217,728,876	43,445,626	2,387,707	52,297,770

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

Date:  August 9, 2007

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

3.1	Amended and Restated Certificate of Incorporation of FCX. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of FCX dated March 19, 2007.

3.2	Amended and Restated By-Laws of FCX, as amended through May 1, 2007. Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of FCX dated May 1, 2007.

4.1	Certificate of Designations of 5½% Convertible Perpetual Preferred Stock of FCX. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated March 30, 2004.

4.2
Credit Agreement dated as of March 19, 2007, by and among FCX, the lenders party thereto, the issuing banks party thereto, JPMorgan Chase Bank, N.A. as administrative agent and collateral agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FCX dated March 19, 2007.

4.3
Amendment Agreement dated as of July 3, 2007, amending the Senior Secured Credit Agreement dated as of March 19, 2007, among Freeport-McMoRan Copper & Gold Inc., the Lenders party thereto, the Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FCX dated July 10, 2007.

4.4
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

4.5
Amendment Agreement dated as of July 3, 2007, amending the Amended and Restated Senior Secured Credit Agreement dated as of March 19, 2007, which amended and restated the Amended and Restated Credit Agreement, dated as of July 25, 2006, which amended and restated the Amended and Restated Credit Agreement, dated as of September 30, 2003, which amended and restated the Amended and Restated Credit Agreement, dated as of October 19, 2001, which amended and restated both the Credit Agreement, originally dated as of October 27, 1989 and amended and restated as of June 1, 1993 and the Credit Agreement, originally dated as of June 30, 1995, among Freeport-McMoRan Copper & Gold Inc., PT Freeport Indonesia, U.S. Bank National Association, as trustee for the Lenders and certain other lenders under the FI Trust Agreement, the Lenders party thereto, the Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Security Agent, JAA Security Agent and Collateral Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent.  Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of FCX dated July 10, 2007.

4.6
Senior Indenture dated as of November 15, 1996, from FCX to The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 (File No. 333-72760) of FCX filed November 5, 2001 (the FCX November 5, 2001 Form S-3).

4.7
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

4.8
Indenture dated as of January 29, 2003, from FCX to The Bank of New York, as Trustee, with respect to the 10⅛% Senior Notes due 2010. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated February 6, 2003.

4.9
Supplemental Indenture dated March 19, 2007 from FCX to the Bank of New York, as Trustee, providing for an equal and ratable subsidiary guaranty and supplementing the Indenture dated January 23, 2003. Incorporated by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 2007 (the FCX First-Quarter 2007 Form 10-Q).

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

4.12
Supplemental Indenture dated March 19, 2007 from FCX to the Bank of New York, as Trustee, providing for an equal and ratable subsidiary guaranty and supplementing the Indenture dated February 3, 2004. Incorporated by reference to Exhibit 4.10 to the FCX First-Quarter 2007 Form 10-Q.

4.13
Rights Agreement dated as of May 3, 2000, between FCX and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. Incorporated by reference to Exhibit 4.26 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 2000.

4.14
Amendment No. 1 to Rights Agreement dated as of February 26, 2002, between FCX and Mellon Investor Services. Incorporated by reference to Exhibit 4.16 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 2002.

4.15
Indenture dated as of March 19, 2007, from FCX to The Bank of New York, as Trustee, with respect to the 8.25% Senior Notes due 2015, 8.375% Senior Notes due 2017, and the Senior Floating Rate Notes due 2015. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated March 19, 2007.

4.16	Certificate of Designations of 6¾% Mandatory Convertible Preferred Stock of FCX. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated March 22, 2007.

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

10.17
Parent Company Guarantee, dated as of September 30, 2005, between Phelps Dodge Corporation and Sociedad Minera Cerro Verde S.A.A. (this guarantee is with respect to the Operator’s Agreement, dated June 1, 2005, between Sociedad Minera Cerro Verde S.A.A. and Minera Phelps Dodge del Peru S.A.C.).  Incorporated by reference to Exhibit 10.8 to the PD 2005 Third Quarter Form 10-Q.

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

10.22	FCX President’s Award Program. Incorporated by reference to Exhibit 10.7 to the FCX November 5, 2001 Form S-3.

10.23	FCX 1995 Stock Option Plan, as amended and restated. Incorporated by reference to Exhibit 10.23 to the FCX First-Quarter 2007 Form 10-Q).

10.24	FCX Amended and Restated 1999 Stock Incentive Plan, as amended and restated. Incorporated by reference to Exhibit 10.24 to the FCX First-Quarter 2007 Form 10-Q.

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

10.30	FCX 2003 Stock Incentive Plan, as amended and restated. Incorporated by reference to Exhibit 10.30 to the FCX First-Quarter 2007 Form 10-Q.

10.31	Form of Notice of Grant of Nonqualified Stock Options under the 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.20 to the FCX 2005 Second Quarter Form 10-Q.

10.32	Form of Restricted Stock Unit Agreement under the 2003 Stock Incentive Plan.

10.33	Form of Performance-Based Restricted Stock Unit Agreement under the 2003 Stock Incentive Plan.

10.34	FCX 1995 Stock Option Plan for Non-Employee Directors, as amended and restated. Incorporated by reference to Exhibit 10.34 to the FCX First-Quarter 2007 Form 10-Q.

10.35	FCX 2004 Director Compensation Plan, as amended and restated. Incorporated by reference to Exhibit 10.35 to the FCX First-Quarter 2007 Form 10-Q.

10.36
Form of Amendment No. 1 to Notice of Grant of Nonqualified Stock Options and Stock Appreciation Rights under the 2004 Director Compensation Plan. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of FCX dated May 2, 2006.

10.37	FCX Amended and Restated 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FCX dated July 10, 2007.

10.38	Form of Notice of Grant of Nonqualified Stock Options under the 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of FCX dated May 2, 2006.

10.39	Form of Restricted Stock Unit Agreement under the 2006 Stock Incentive Plan.

10.40	Form of Performance-Based Restricted Stock Unit Agreement under the 2006 Stock Incentive Plan.

10.41	FCX Director Compensation. Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2004 (the FCX 2004 Form 10-K).

10.42	FCX Supplemental Executive Retirement Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FCX dated January 30, 2007.

10.43	FCX 2005 Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FCX dated May 5, 2005.

10.44	FCX Executive Services Program. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of FCX dated May 2, 2006.

10.45	FM Services Company Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.19 to the FCX 1998 Form 10-K.

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

10.73	Letter of employment by and between Freeport-McMoRan Copper & Gold Inc. and Timothy R. Snider dated April 4, 2007. Incorporated by reference to Exhibit 10.73 to the FCX First-Quarter 2007 Form 10-Q.

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

10.76
Form of Amendment to the ELIP Split Dollar Life Insurance Agreement (Endorsement Method) adopted by Phelps Dodge Corporation and entered into by and between Phelps Dodge and certain of its executives. Incorporated by reference to Exhibit 10.76 to the FCX First-Quarter 2007 Form 10-Q.

10.77
The Phelps Dodge Corporation Supplemental Retirement Plan, amended and restated effective January 1, 2005 and adopted on March 16, 2007. Incorporated by reference to Exhibit 10.77 to the FCX First-Quarter 2007 Form 10-Q.

10.78
The Phelps Dodge Corporation Supplemental Savings Plan, amended and restated effective January 1, 2005, and adopted on March 16, 2007. Incorporated by reference to Exhibit 10.78 to the FCX First-Quarter 2007 Form 10-Q.

10.79	First Amendment to the Phelps Dodge Corporation Supplemental Savings Plan, dated March 16, 2007. Incorporated by reference to Exhibit 10.79 to the FCX First-Quarter 2007 Form 10-Q.

10.80	Second Amendment to the Phelps Dodge Corporation Supplemental Savings Plan, dated as of March 16, 2007. Incorporated by reference to Exhibit 10.80 to the FCX First-Quarter 2007 Form 10-Q.

15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.