Form 10-Q
period 2007-09-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2007-11-07
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ÿ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one): Large accelerated filer ☑ Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ÿ☐ Yes   ☑  No

On October 31, 2007, there were issued and outstanding 381,921,531 shares of the registrant’s Common Stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

FREEPORT-McMoRan COPPER & GOLD INC.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2007	2006
	(In Millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,377	$907
Accounts receivable	2,165	486
Inventories	2,135	724
Mill and leach stockpiles	614	–
Prepaid expenses, restricted cash and other	152	34
Assets held for sale	1,231	–
Total current assets	8,674	2,151
Property, plant, equipment and development costs, net	24,020	3,099
Trust assets	609	–
Long-term mill and leach stockpiles	1,099	–
Goodwill	6,332	–
Other assets	655	140
Total assets	$41,389	$5,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,814	$789
Accrued income taxes	815	165
Copper price protection program	635	–
Current portion of long-term debt and short-term borrowings	67	19
Liabilities related to assets held for sale	472	–
Total current liabilities	4,803	973
Long-term debt, less current portion:
Senior notes	6,953	620
Term loan	1,550	–
Project financing, equipment loans and other	162	41
Total long-term debt, less current portion	8,665	661
Deferred income taxes	6,816	800
Other liabilities and deferred credits	1,492	298
Total liabilities	21,776	2,732
Minority interests in consolidated subsidiaries	1,699	213
Stockholders’ equity:
5½% Convertible Perpetual Preferred Stock	1,100	1,100
6¾% Mandatory Convertible Preferred Stock	2,875	–
Common stock	50	31
Capital in excess of par value	13,359	2,668
Retained earnings	3,355	1,415
Accumulated other comprehensive loss	(1)	(20)
Common stock held in treasury	(2,824)	(2,749)
Total stockholders’ equity	17,914	2,445
Total liabilities and stockholders’ equity	$41,389	$5,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In Millions, Except Per Share Amounts)
Revenues	$5,066	$1,636	$12,755	$4,148
Cost of sales:
Production and delivery	2,662	792	6,105	1,875
Depreciation, depletion and amortization	356	60	846	147
Total cost of sales	3,018	852	6,951	2,022
Exploration and research expenses	40	4	87	9
Selling, general and administrative expenses	131	45	314	111
Total costs and expenses	3,189	901	7,352	2,142
Operating income	1,877	735	5,403	2,006
Interest expense, net	(155)	(18)	(386)	(62)
Losses on early extinguishment and conversion of debt, net	(36)	(30)	(171)	(32)
Gains on sales of assets	47	21	85	30
Other income, net	48	6	110	17
Equity in affiliated companies’ net earnings	5	2	17	7
Income from continuing operations before income taxes
and minority interests	1,786	716	5,058	1,966
Provision for income taxes	(653)	(304)	(1,875)	(836)
Minority interests in net income of consolidated subsidiaries	(307)	(46)	(728)	(115)
Income from continuing operations	826	366	2,455	1,015
Discontinued operations, net of taxes	12	–	44	–
Net income	838	366	2,499	1,015
Preferred dividends	(63)	(15)	(144)	(45)
Net income applicable to common stock	$775	$351	$2,355	$970

Basic net income per share of common stock:
Continuing operations	$2.00	$1.85	$7.06	$5.14
Discontinued operations	0.03	–	0.13	–
Basic net income per share of common stock	$2.03	$1.85	$7.19	$5.14

Diluted net income per share of common stock:
Continuing operations	$1.85	$1.67	$6.46	$4.64
Discontinued operations	0.02	–	0.12	–
Diluted net income per share of common stock	$1.87	$1.67	$6.58	$4.64

Average common shares outstanding:
Basic	382	190	327	189
Diluted	447	221	380	221

Dividends declared per share of common stock	$0.3125	$1.0625	$0.9375	$2.9375

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(In Millions)
Cash flow from operating activities:
Net income	$2,499	$1,015
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized losses on copper price protection program	212	–
Depreciation, depletion and amortization	864	147
Minority interests in net income of consolidated subsidiaries	738	115
Noncash compensation and benefits	143	51
Losses on early extinguishment and conversion of debt, net	171	32
Gains on sales of assets	(85)	(30)
Deferred income taxes	(279)	13
Other	21	25
(Increases) decreases in working capital, excluding amounts
acquired from Phelps Dodge:
Accounts receivable	(299)	131
Inventories	358	(182)
Prepaid expenses, restricted cash and other	–	(24)
Accounts payable and accrued liabilities	369	(77)
Accrued income taxes	215	(148)
Net cash provided by operating activities	4,927	1,068
Cash flow from investing activities:
Acquisition of Phelps Dodge, net of cash acquired	(13,907)	–
Phelps Dodge capital expenditures	(834)	–
PT Freeport Indonesia capital expenditures	(273)	(165)
Other capital expenditures	(31)	(13)
Sales of assets and other	79	31
Net cash used in investing activities	(14,966)	(147)
Cash flow from financing activities:
Proceeds from term loans under bank credit facility	12,450	–
Repayments of term loans under bank credit facility	(10,900)	–
Net proceeds from sales of senior notes	5,880	–
Net proceeds from sale of 6¾% Mandatory Convertible Preferred Stock	2,803	–
Net proceeds from sale of common stock	2,816	–
Proceeds from other debt	412	125
Repayments of other debt	(752)	(322)
Purchases of FCX common shares	–	(100)
Cash dividends paid:
Common stock	(301)	(559)
Preferred stock	(112)	(45)
Minority interests	(440)	(114)
Net (payments for) proceeds from exercised stock options	(15)	14
Excess tax benefit from exercised stock options	9	21
Bank credit facilities fees and other	(250)	(6)
Net cash provided by (used in) financing activities	11,600	(986)
Cash included in assets held for sale	(91)	–
Net increase (decrease) in cash and cash equivalents	1,470	(65)
Cash and cash equivalents at beginning of year	907	764
Cash and cash equivalents at end of period	$2,377	$699

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Convertible Perpetual		Mandatory Convertible						Accumulated	Common Stock
	Preferred Stock		Preferred Stock		Common Stock				Other	Held in Treasury
	Number		Number		Number		Capital in		Compre-	Number
	of	At Par	of	At Par	of	At Par	Excess of	Retained	hensive	of	At	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Par Value	Earnings	Loss	Shares	Cost	Equity
	(In Millions)

Balance at December 31, 2006	1	$1,100	-	$-	310	$31	$2,668	$1,415	$(20)	113	$(2,749)	$2,445
Sale of 6¾% mandatory convertible
preferred stock	-	-	29	2,875	-	-	(72)	-	-	-	-	2,803
Common stock issued to acquire
Phelps Dodge	-	-	-	-	137	14	7,767	-	-	-	-	7,781
Sale of common stock	-	-	-	-	47	5	2,811	-	-	-	-	2,816
Conversions of 7% convertible senior notes	-	-	-	-	-	-	6	-	-	-	-	6
Exercised stock options, issued restricted
stock and other	-	-	-	-	2	-	89	-	-	-	-	89
Stock-based compensation costs	-	-	-	-	-	-	83	-	-	-	-	83
Tax benefit for stock option exercises	-	-	-	-	-	-	7	-	-	-	-	7
Tender of shares for exercised stock
options and restricted stock	-	-	-	-	-	-	-	-	-	1	(75)	(75)
Adjustment to initially apply FIN 48	-	-	-	-	-	-	-	4	-	-	-	4
Dividends on common stock	-	-	-	-	-	-	-	(419)	-	-	-	(419)
Dividends on preferred stock	-	-	-	-	-	-	-	(144)	-	-	-	(144)
Comprehensive income (loss):
Net income	-	-	-	-	-	-	-	2,499	-	-	-	2,499
Other comprehensive income
(loss), net of taxes:
Investment adjustment	-	-	-	-	-	-	-	-	2	-	-	2
Translation adjustment	-	-	-	-	-	-	-	-	11	-	-	11
Change in unrealized derivatives’
fair value	-	-	-	-	-	-	-	-	(3)	-	-	(2)
Reclass to earnings	-	-	-	-	-	-	-	-	5	-	-	5
Amortization of unrecognized
amounts (SFAS 158)	-	-	-	-	-	-	-	-	4	-	-	3
Other comprehensive income	-	-	-	-	-	-	-	-	19	-	-	19
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	-	2,518
Balance at September 30, 2007	1	$1,100	29	$2,875	496	$50	$13,359	$3,355	$(1)	114	$(2,824)	$17,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL INFORMATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Copper & Gold Inc.’s (FCX) consolidated financial statements and notes contained in its 2006 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. With the exception of certain adjustments associated with the acquisition of Phelps Dodge Corporation (Phelps Dodge), all such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three and nine-month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

For comparative purposes, certain amounts for the three and nine-month periods ended September 30, 2006, have been reclassified to conform to current period presentation.

As discussed in Note 2, on March 19, 2007, FCX completed its acquisition of Phelps Dodge. Financial results for the first nine months of 2007 include Phelps Dodge’s results beginning March 20, 2007.

As discussed in Note 4, on September 12, 2007, FCX entered into an agreement to sell Phelps Dodge International Corporation (PDIC) to General Cable Corporation (General Cable). As a result, the operating results of PDIC have been reported separately from continuing operations as discontinued operations in the condensed consolidated statements of income. Additionally, the assets and liabilities of PDIC have been presented separately in the condensed consolidated balance sheets as held for sale.

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

The following table summarizes the $25.8 billion purchase price, which was funded through a combination of common shares issued, borrowings under an $11.5 billion senior credit facility, proceeds from the offering of $6.0 billion of senior notes (refer to Note 9 for further discussion) and available cash resources (in millions, except exchange ratio):

Phelps Dodge common stock outstanding and issuable at March 19, 2007	204.3
Exchange offer ratio of FCX common stock for each Phelps Dodge common share	0.67
Shares of FCX common stock issued	136.9

Cash consideration of $88.00 for each Phelps Dodge common share	$17,979	[a]
Fair value of FCX common stock issued	7,781	[b]
Transaction and change of control costs and related employee benefits	131
Release of FCX deferred tax asset valuation allowances	(90)[c]
Total purchase price	$25,801

a.	Cash consideration includes cash paid in lieu of any fractional shares of FCX stock.

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

In accordance with the purchase method of accounting, the purchase price paid was determined at the date of the public announcement of the transaction and has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the closing date of March 19, 2007. FCX is continuing to work with third-party consultants to value all assets acquired and liabilities assumed, and there could be additional adjustments to the estimated fair values, which may be significant, until all valuation work is complete. In valuing acquired assets and assumed liabilities, fair values were based on, but not limited to quoted market prices, where available; the intent of FCX with respect to whether the assets purchased are to be held, sold or abandoned; expected future cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount rates and growth rates. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. A significant decline in copper or molybdenum prices from those used to estimate the fair values of the acquired assets could result in impairment to the carrying amounts assigned to inventories; mill and leach stockpiles; property, plant and equipment; and goodwill. A current summary of the preliminary purchase price allocation as of March 19, 2007, follows (in billions):

			Preliminary
			Purchase
	Historical	Fair Value	Price
	Balances	Adjustments	Allocation
Cash and cash equivalents	$4.2	$–	$4.2
Inventories, including mill and leach stockpiles[a]	0.9	2.8	3.7
Property, plant and equipment[b]	6.0	14.8	20.8
Other assets	3.1	(0.3)	2.8
Allocation to goodwill[c]	–	6.5	6.5 [d]
Total assets	14.2	23.8	38.0
Deferred income taxes (current and long-term)[e]	(0.7)	(6.1)	(6.8)
Other liabilities	(4.1)	(0.1)	(4.2)
Minority interests	(1.2)	–	(1.2)
Total	$8.2	$17.6	$25.8

a.
Inventories and stockpiles were valued based on estimated selling prices less selling and completion costs and a reasonable profit allowance and through the use of estimated discounted cash flows, as applicable. Application of fair value principles to metal inventories and stockpiles resulted in a significantly higher value being applied to inventory compared with the historical cost recorded by Phelps Dodge. Consequently, when inventory on hand as of the date of acquisition is subsequently sold, FCX will recognize incremental noncash costs and realize a significantly smaller profit margin with respect to this inventory.

During third-quarter 2007, FCX adjusted its preliminary purchase price allocation based on updated valuation models for its mill and leach stockpiles resulting in an increase from initial estimates of approximately $1.0 billion.

b.
Includes amounts based on estimated discounted cash flows from future production of proven and probable reserves and for values of properties beyond proven and probable reserves (VBPP). Carrying amounts assigned to proven and probable reserves are depleted using the unit of production method over the estimated lives of the reserves. Carrying amounts assigned to VBPP are not charged to income until the VBPP becomes associated with additional proven and probable reserves and are being produced or are determined to be impaired.

The concept of VBPP is described in Emerging Issue Task Force (EITF) Issue No. 04-3, “Mining Assets: Impairment and Business Combinations,” and has been interpreted differently by different mining companies. FCX’s preliminary adjustment to property, plant and equipment includes VBPP attributable to mineralized material, which includes measured and indicated amounts, that FCX believes could be brought into production with the establishment or modification of required permits and should market conditions and technical assessments warrant. Mineralized material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support reported tonnage and average grade of minerals. Such a deposit may not qualify as proven and probable reserves until legal and economic feasibility are confirmed based upon a comprehensive evaluation of development costs, unit costs, grades, recoveries and other material factors. The carrying amount of VBPP also includes preliminary adjustments attributable to inferred mineral resources and exploration potential. FCX is continuing to analyze VBPP, and the final values may vary significantly from preliminary estimates.

c.
During the second and third quarters of 2007, adjustments to the preliminary fair values assigned to assets acquired and liabilities assumed from Phelps Dodge and adjustments to the purchase price resulted in an approximate $0.9 billion reduction in FCX’s initial estimate of goodwill. Additional adjustments, which could be significant, are expected in future periods until FCX finalizes its valuation of the assets acquired and liabilities assumed. None of the $6.5 billion of goodwill is deductible for tax purposes.

d.	Includes $165 million of goodwill associated with PDIC that has been included in assets held for sale at September 30, 2007 (refer to Note 4 for further discussion).

e.	Deferred income taxes have been recognized based on the estimated fair value adjustments to net assets.

As of September 30, 2007, FCX had not identified any material pre-acquisition contingencies where the related asset, liability or impairment is probable and the amount of the asset, liability or impairment can be reasonably estimated. Prior to the end of the purchase price allocation period, if information becomes available that an asset existed, a liability had been incurred or an asset had been impaired as of the acquisition date, and the amounts can be reasonably estimated, such items will be included in the purchase price allocation.

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

•	The combined company has exploration rights with significant potential in copper regions around the world.

Pro Forma Financial Information.  The following pro forma financial information assumes that FCX acquired Phelps Dodge effective January 1, 2007, for the 2007 periods, and effective January 1, 2006, for the 2006 periods. The most significant adjustments relate to the purchase accounting impacts of increases in the carrying values of acquired metal inventories (including mill and leach stockpiles) and property, plant and equipment (in millions, except per share data):
	Historical
		Phelps	Pro forma	Pro forma
	FCX	Dodge[a]	Adjustments	Consolidated
Three Months Ended September 30, 2007
Revenues	$5,066	N/A	$–	$5,066	[b]
Operating income	$1,877	N/A	$163	$2,040	[b,c]
Income from continuing operations before
income taxes and minority interests	$1,786	N/A	$163	$1,949	[b,c,e,g]
Income from continuing operations applicable
to common stock	$763	N/A	$103	$866	[b,c,e,g]
Diluted income per share of common stock
from continuing operations	$1.85	N/A	N/A	$2.07	[b,c,e,g]
Diluted weighted average shares outstanding	447	N/A	N/A	448	[h]

Three Months Ended September 30, 2006
Revenues	$1,636	$3,143	$–	$4,779	[b,f]
Operating income	$735	$1,319	$(372)	$1,682	[b,c,f]
Income from continuing operations before
income taxes and minority interests	$716	$1,454	$(549)	$1,621	[b,c,e,f]
Income from continuing operations applicable
to common stock	$351	$883	$(443)	$791	[b,c,e,f]
Diluted income per share of common stock
from continuing operations	$1.67	$4.34	N/A	$1.93	[b,c,e,f]
Diluted weighted average shares outstanding	221	204	N/A	445	[h]

Nine Months Ended September 30, 2007
Revenues	$12,755	$2,294	$–	$15,049	[b]
Operating income	$5,403	$793	$(182)	$6,014	[b,c]
Income from continuing operations before
income taxes and minority interests	$5,058	$837	$(249)	$5,646	[b,c,d,e,g]
Income from continuing operations applicable
to common stock	$2,311	$493	$(219)	$2,585	[b,c,d,e,g]
Diluted income per share of common stock
from continuing operations	$6.46	N/A	N/A	$6.21	[b,c,d,e,g]
Diluted weighted average shares outstanding	380	N/A	N/A	447	[h]

Historical
	Phelps	Pro forma	Pro forma
FCX	Dodge[a]	Adjustments	Consolidated

Nine Months Ended September 30, 2006
Revenues	$4,148	$7,828	$–	$11,976	[b,f]
Operating income	$2,006	$2,823	$(1,729)	$3,100	[b,c,f]
Income from continuing operations before
income taxes and minority interests	$1,966	$3,011	$(2,322)	$2,655	[b,c,e,f]
Income from continuing operations applicable
to common stock	$970	$1,689	$(1,771)	$888	[b,c,e,f]
Diluted income per share of common stock
from continuing operations	$4.64	$8.31	N/A	$2.33	[b,c,e,f]
Diluted weighted average shares outstanding	221	203	N/A	406	[h]

a.
For the nine months ended September 30, 2007, represents the results of Phelps Dodge’s operations from January 1, 2007, through March 19, 2007. Beginning March 20, 2007, the results of Phelps Dodge’s operations are included in FCX’s consolidated financial information.

Additionally, for comparative purposes the historical Phelps Dodge financial information for the three and nine months ended September 30, 2006, represents results from continuing operations, and therefore, excludes the results of PDIC (i.e., discontinued operations).

b.
Includes charges to revenues for mark-to-market accounting adjustments on copper price protection programs totaling $44 million ($26 million to net income or $0.06 per share) for third-quarter 2007, $232 million ($142 million to net income or $0.32 per share) for the nine months ended September 30, 2007, $145 million ($110 million to net income or $0.25 per share) for third-quarter 2006 and $1.2 billion ($923 million to net income or $2.28 per share) for the nine months ended September 30, 2006.

c.
Includes charges associated with the impact of the increases in the carrying values of acquired metal inventories (including mill and leach stockpiles) and property, plant and equipment totaling $283 million ($179 million to net income or $0.40 per share) for third-quarter 2007, $1.3 billion ($835 million to net income or $1.87 per share) for the nine months ended September 30, 2007, $376 million ($237 million to net income or $0.53 per share) for third-quarter 2006, and $1.7 billion ($1.1 billion to net income or $2.70 per share) for the nine months ended September 30, 2006.

d.	Excludes net losses on early extinguishment of debt totaling $88 million ($75 million to net income or $0.17 per share) for financing transactions related to the acquisition of Phelps Dodge.

e.
Includes net interest expense associated with debt issued in connection with the acquisition of Phelps Dodge totaling $129 million ($109 million to net income or $0.24 per share) for third-quarter 2007, $469 million ($399 million to net income or $0.89 per share) for the nine months ended September 30, 2007, $179 million ($161 million to net income or $0.36 per share) for third-quarter 2006, and $597 million ($537 million to net income or $1.32 per share) for the nine months ended September 30, 2006.

f.
Includes charges to revenues totaling $13 million ($7 million to net income or $0.02 per share) associated with the redemption of FCX’s Silver-Denominated Preferred Stock for third-quarter 2006, and $82 million ($44 million to net income or $0.11 per share) associated with the redemption of FCX’s Gold-Denominated Preferred Stock, Series II and Silver-Denominated Preferred Stock for the nine months ended September 30, 2006.

g.
Includes gains on the sales of marketable securities totaling $47 million ($29 million to net income or $0.06 per share) in third-quarter 2007 and $85 million ($52 million to net income or $0.12 per share) for the nine months ended September 30, 2007.

h.	Estimated pro forma diluted weighted average shares outstanding for the quarters and nine months ended September 30, 2007 and 2006, follow (in millions):
			Nine Months Ended
	Third-Quarter		September 30,
	2007	2006	2007	2006
Average number of basic shares of FCX common stock
outstanding prior to the acquisition of Phelps Dodge	199	190	198	189
Shares of FCX common stock issued in the acquisition	137	137	137	137
Sale of FCX shares[a]	47	47	47	47
Mandatory Convertible Preferred Stock[a]	39	39	39	–	[b]
Other dilutive securities	26	32	26	33
Pro forma average number of common shares outstanding	448	445	447	406

a.	Refer to Notes 9 and 12 for additional information.

b.	Not dilutive for the nine months ended September 30, 2006.

The above pro forma consolidated financial information has been prepared for illustrative purposes only and is not intended to be indicative of the results that would actually have occurred, or the results expected in future periods, had the events reflected herein occurred on the dates indicated.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As a result of the acquisition of Phelps Dodge, the following summaries of significant accounting policies are in addition to those contained in FCX’s 2006 Annual Report on Form 10-K.

Basis of Presentation. Effective March 20, 2007, FCX began consolidating its wholly owned subsidiary, Phelps Dodge. Phelps Dodge’s financial information consolidates the results of operations and the assets and liabilities of majority-owned subsidiaries and reports the minority interest. FCX’s investment in the Morenci copper mine, an unincorporated joint venture, is reflected using the proportionate consolidation method. All significant intercompany transactions and balances have been eliminated.

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

Both mill and leach stockpiles generally contain lower-grade ores that have been extracted from the ore body and are available for copper recovery. For mill stockpiles, recovery is through milling, concentrating, smelting and refining or, alternatively, by concentrate leaching. For leach stockpiles, recovery is through exposure to acidic solutions that dissolve contained copper and deliver it in solution to extraction processing facilities. The recorded cost of mill and leach stockpiles includes mining and haulage costs incurred to deliver ore to stockpiles, depreciation, depletion, amortization and overhead costs.

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

Expected copper recovery rates for leach stockpiles are determined using small-scale laboratory tests, small- to large-scale column testing (which simulates the production-scale process), historical trends and other factors, including mineralogy of the ore and rock type. Ultimate recovery of copper contained in leach stockpiles can vary significantly from a low percentage to more than 90 percent depending on several variables, including type of copper recovery, mineralogy and particle size of the rock. For newly placed material on active stockpiles as much as 70 percent of the copper ultimately recoverable may be extracted during the first year, the remaining copper is recovered over many years.

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

As of September 30, 2007, goodwill of approximately $6.5 billion was recorded in connection with the Phelps Dodge acquisition, which includes approximately $165 million recorded in assets held for sale related to PDIC (refer to Note 4). This amount represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed and is subject to adjustment as FCX completes its analysis of these fair values, which may take up to one year after the acquisition date. In accordance with accounting rules, goodwill resulting from a business combination is assigned to the acquiring entity's reporting units that are expected to benefit from the business combination, regardless of whether other assets or liabilities of the acquired entity have been assigned to those reporting units. Adjustments to the recorded values of the assets acquired and liabilities assumed in the acquisition of Phelps Dodge will occur until such values are finalized. Accordingly, the allocation of goodwill to reporting units, which will include individual mines, will be completed when FCX finalizes its purchase price allocation.

Intangible Assets. Intangible assets acquired as a result of the Phelps Dodge acquisition include water rights, land easements and trademarks, primarily at the North American mining sites. The principal amortization method for such intangible assets is the computation of an overall unit rate applied to pounds of principal products sold from mine production. As of September 30, 2007, FCX has identified certain intangible assets and liabilities resulting from the acquisition of Phelps Dodge. As FCX completes its identification and valuation, it expects to record additional intangible assets or liabilities, which could include such items as customer relationships and patents.

Environmental Expenditures. Environmental expenditures are expensed or capitalized, depending upon their future economic benefits. Liabilities for such expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. For closed facilities and closed portions of operating facilities with environmental obligations, an environmental liability is accrued when a decision to close a facility, or a portion of a facility, is made by management and the environmental liability is considered to be probable. Environmental liabilities attributed to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and FCX, or any of its subsidiaries, have been associated with the site. Other environmental remediation liabilities are considered probable based on specific facts and circumstances. FCX’s estimates of these costs are based on an evaluation of various factors, including currently available facts, existing technology, presently enacted laws and regulations, remediation experience, whether or not FCX is a potentially responsible party (PRP) and the ability of other PRPs to pay their allocated portions. With the exception of those obligations assumed in the acquisition of Phelps Dodge (refer to Note 13), environmental obligations are recorded on an undiscounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. Possible recoveries of some of these costs from other parties are not recognized in the condensed consolidated financial statements until they become probable. Legal costs associated with environmental remediation, as defined in Statement of Position 96-1, “Environmental Remediation Liabilities,” are included as part of the estimated liability.

4.	DISCONTINUED OPERATIONS
On September 12, 2007, FCX entered into an agreement to sell its international wire and cable business, PDIC, for $735 million (including the acquisition of minority interests) subject to an adjustment that takes into account the net effect of dividends from and contributions to PDIC from March 31, 2007, through the close of the transaction. Under the terms of the agreement, FCX expects to realize net proceeds of approximately $620 million, after taxes and net of transaction related costs. FCX expects to use the net proceeds to repay debt. The transaction was complete on October 31, 2007, and is not expected to result in a material gain or loss, other than transaction and related costs of up to approximately $20 million ($12 million to net income).

As a result of the sale, the operating results of PDIC have been reported separately from continuing operations as discontinued operations in the condensed consolidated statements of income. Selected financial information that has been reported as discontinued operations for the third quarter and first nine months of 2007 (which includes results beginning March 20, 2007), follows (in millions):

	Third-Quarter	Nine Months Ended
	2007	September 30, 2007
Revenues	$376	$797
Operating income	$18	$70
Provision for income taxes	$5	$20
Income from discontinued operations	$12	$44

The assets and liabilities of PDIC have been presented separately in the condensed consolidated balance sheets as held for sale. The major classes of these assets and liabilities at September 30, 2007, follow (in millions):

Assets held for sale:
Cash and cash equivalents	$91
Accounts receivable	273
Inventories	258
Property, plant and equipment, net	234
Intangibles	164
Goodwill	165
Other assets	46
$1,231
Liabilities related to assets held for sale:
Accounts payable and accrued liabilities	$263
Debt and short-term borrowings	71
Deferred income taxes	103
Other liabilities and deferred credits	35
$472

Cash flows from discontinued operations for the nine months ended September 30, 2007, have not been separately identified in the condensed consolidated statements of cash flows.

5.	PENSION AND POSTRETIREMENT BENEFITS
As a result of the acquisition of Phelps Dodge, FCX acquired trusteed, non-contributory pension plans covering substantially all of Phelps Dodge’s U.S. employees. The applicable plan design determines the manner in which benefits are calculated for any particular group of employees. For certain of these plans, benefits are calculated based on final average monthly compensation and years of service. In the case of other plans, benefits are calculated based on a fixed amount for each year of service. Participants in the plans generally vest in their accrued benefits after five years of service. At the date of acquisition, Phelps Dodge had both overfunded and underfunded pension plans. The funded status of the overfunded plans was $129 million (representing the fair value of plans assets of approximately $1.36 billion less a projected benefit obligation of approximately $1.23 billion). The funded status of the underfunded plans was $(70) million (representing the fair value of plan assets of $11 million less a projected benefit obligation of $81 million). The majority of plan assets are invested in a diversified portfolio of stocks, bonds and cash and cash equivalents, which consist primarily of equity and fixed-income securities. At March 19, 2007, a discount rate of 5.78 percent and a wage increase assumption of 4.25 percent were used to estimate the projected benefit obligation, and the long-term expected rate of return on plan assets was 8.5 percent.

In addition to the pension benefits, Phelps Dodge provides postretirement medical and life insurance benefits for certain U.S. employees and, in some cases, employees of international subsidiaries. These postretirement benefits vary among plans, and many plans require contributions from retirees. The expected cost of providing such postretirement benefits is accrued during the years employees render the necessary service. At the date of acquisition, the funded status of the Phelps Dodge postretirement medical and life insurance benefits was $(80) million (representing the fair value of plan assets of $173 million less a benefit obligation of $253 million). The plan assets consist of two Voluntary Employees’ Beneficiary Association (VEBA) trusts, which FCX acquired through its acquisition of Phelps Dodge. One trust is dedicated to funding postretirement medical obligations and the other to funding postretirement life insurance obligations for eligible U.S. retirees. The majority of the assets of the VEBA trusts are invested in U.S. fixed-income securities. FCX’s funding policy provides that contributions to the VEBA trusts shall be at least sufficient to pay plan benefits as they come due. Additional contributions may be made from time to time. For participants not eligible to receive payments from the VEBA trusts, FCX’s funding policy provides that contributions shall be at least equal to the cash basis obligations. At March 19, 2007, a discount rate of 5.62 percent was used to estimate the accumulated postretirement benefit obligation for the medical plans and 5.66 percent for the retiree life insurance plan. The long-term expected rate of return on plan assets for the VEBA medical and life insurance trusts was 3.7 percent and 4.5 percent, respectively.

Net periodic benefit cost for pension and postretirement benefits for Phelps Dodge have been included in the condensed consolidated financial statements beginning March 20, 2007. The components of net periodic benefit cost for pension and postretirement benefits for all of FCX’s plans for the third quarters of 2007 and 2006, follow (in millions):
							Phelps
	FCX		PT Freeport Indonesia		Atlantic Copper		Dodge
	2007	2006	2007	2006	2007	2006	2007
Service cost	$1	$–	$1	$1	$–	$–	$7
Interest cost	–	1	2	2	1	2	22
Expected return on plan assets	–	–	(1)	(1)	–	–	(30)
Amortization of prior service cost	1	1	1	–	–	–	–
Net periodic benefit cost	$2	$2	$3	$2	$1	$2	$(1)

The components of net periodic benefit cost for pension and postretirement benefits for all of FCX’s plans for the nine-months ended September 30, 2007 and 2006, follow (in millions):
							Phelps
	FCX		PT Freeport Indonesia		Atlantic Copper		Dodge
	2007	2006	2007	2006	2007	2006	2007
Service cost	$2	$–	$4	$3	$–	$–	$14
Interest cost	1	2	5	4	3	4	47
Expected return on plan assets	–	–	(3)	(2)	–	–	(64)
Amortization of prior service cost	3	3	1	1	–	–	–
Amortization of net actuarial loss	–	–	–	–	1	1	–
Net periodic benefit cost	$6	$5	$7	$6	$4	$5	$(3)

6.	EARNINGS PER SHARE
FCX’s basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year. A reconciliation of net income and weighted-average common shares outstanding for purposes of calculating diluted net income per share for the quarters and nine months ended September 30, 2007 and 2006, follows (in millions, except per share amounts):
			Nine Months Ended
	Third-Quarter		September 30,
	2007	2006	2007	2006
Income from continuing operations	$826	$366	$2,455	$1,015
Preferred dividends	(63)	(15)	(144)	(45)
Income from continuing operations applicable
to common stock	763	351	2,311	970
Plus income impact of assumed conversion of:
5½% Convertible Perpetual Preferred Stock	15	15	45	45
6¾% Mandatory Convertible Preferred Stock	48	–	99	–
7% Convertible Senior Notes	–	3	–	13
Diluted income from continuing operations applicable
to common stock	826	369	2,455	1,028
Income from discontinued operations	12	–	44	–
Diluted net income applicable to common stock	$838	$369	$2,499	$1,028

Weighted average common shares outstanding	382	190	327	189
Add shares issuable upon conversion, exercise or vesting of:
5½% Convertible Perpetual Preferred Stock	23	22	23	22
6¾% Mandatory Convertible Preferred Stock	39	–	27	–
7% Convertible Senior Notes	–	7	–	9
Dilutive stock options	2	1	2	1
Restricted stock	1	1	1	–
Weighted average common shares outstanding for purposes
of calculating diluted net income per share	447	221	380	221

Diluted net income per share of common stock:
Continuing operations	$1.85	$1.67	$6.46	$4.64
Discontinued operations	0.02	–	0.12	–
Diluted net income per share of common stock	$1.87	$1.67	$6.58	$4.64

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
			Nine Months Ended
	Third-Quarter		September 30,
	2007	2006	2007	2006
Weighted average outstanding options	–	1,004	389	896
Weighted average exercise price	N/A	$63.77	$65.96	$63.77

7.	INVENTORIES
A summary of inventories, which were recorded using the weighted average cost method (except where otherwise indicated) and include the impact of purchase accounting adjustments (refer to Note 2), follows (in millions):

	September 30,	December 31,
	2007	2006
Mining Operations:
Raw materials	$1	$–
Work-in-process	64	11
Finished goods[a]	845	4
Mill and leach stockpiles	614	–
Atlantic Copper:
Concentrates – First in, first out (FIFO)	153	189
Work-in-process – FIFO	305	168
Finished goods – FIFO	14	12
Total product inventories	1,996	384
Total materials and supplies, net[b]	753	340
Total inventories	$2,749	$724

a.	Finished goods inventory associated with mining operations primarily includes concentrates and cathodes.

b.	Materials and supplies inventories are net of obsolescence reserves totaling $16 million at both September 30, 2007, and December 31, 2006.

8.	TRUST ASSETS
A summary of FCX’s trust assets at September 30, 2007, which were acquired in connection with the acquisition of Phelps Dodge, follows (in millions):

Global reclamation and remediation	$433
Financial assurance	103	[a]
Non-qualified retirement benefits	46
Change of control	27
Total trust assets	$609

a.
Represents legally restricted funds for the use of asset retirement obligation activities at Chino, Tyrone and Cobre (refer to Note 14 for further discussion of financial assurance requirements for these operations).

9.	DEBT AND FINANCING TRANSACTIONS
At September 30, 2007, FCX had approximately $8.7 billion in debt, including $7.6 billion in acquisition debt, $0.7 billion in previously existing Phelps Dodge debt and $0.4 billion of previously existing FCX debt. In connection with financing its acquisition of Phelps Dodge, FCX used $2.5 billion of available cash (including cash acquired from Phelps Dodge) and funded the remainder with proceeds from borrowings under the $11.5 billion senior credit facility and proceeds from the offering of $6.0 billion in senior notes.

Following the close of the Phelps Dodge acquisition and in accordance with its plan to reduce debt, FCX has completed the following transactions:

•
During first-quarter 2007, FCX sold 47.15 million shares of common stock at $61.25 per share for net proceeds of approximately $2.8 billion and 28.75 million shares of 6¾% Mandatory Convertible Preferred Stock for net proceeds of approximately $2.8 billion (refer to Note 12 for further discussion of the 6¾% Mandatory Convertible Preferred Stock). The net proceeds from these transactions were used to reduce borrowings under the $11.5 billion senior credit facility, with $2.5 billion used to fully repay the senior term loan due March 2012 and the remaining $3.1 billion to partially repay the senior term loan due March 2014 (the Tranche B term loan).

•	During second-quarter 2007, FCX prepaid an additional $1.9 billion of debt under the Tranche B term loan.

•
During third-quarter 2007, FCX refinanced the remaining $2.5 billion balance outstanding under the Tranche B term loan with proceeds from a new senior term loan due March 2012 (the Tranche A term loan).

•	Also during third-quarter 2007, FCX prepaid $0.9 billion of debt under the Tranche A term loan.

A summary of financing activities for the first nine months of 2007, and FCX’s outstanding debt balances at September 30, 2007, follow (in billions):

	December 31,	Borrowings/			September 30,
	2006	Additions		Repayments	2007
$11.5 billion senior credit facility:
Senior term loan due 2012	$–	$2.5	[a]	$(2.5)	$–
Tranche B term loan due 2014	–	7.5	[a]	(7.5)	–
Tranche A term loan due 2012	–	2.5		(0.9)	1.6
$1.5 billion revolving credit facilities	–	–		–	–
Senior Notes:
10⅛% Notes due 2010	0.3	–		(0.3)	–
6⅞% Notes due 2014	0.3	–		–	0.3
8¼% Notes due 2015	–	1.5	[a]	–	1.5
8⅜% Notes due 2017	–	3.5	[a]	–	3.5
Senior floating rate notes due 2015	–	1.0	[a]	–	1.0
Phelps Dodge Senior Notes	–	0.7		(0.1)	0.6
Other	0.1	0.3		(0.2)	0.2
	$0.7	$19.5		$(11.5)	$8.7

a.	Represents borrowings used to finance the acquisition of Phelps Dodge.

For the first nine months of 2007, FCX recorded net charges totaling $171 million ($141 million to net income or $0.37 per share) for early extinguishment of debt. These net charges include $154 million ($131 million to net income) related to the accelerated recognition of deferred financing costs associated with the early repayment of amounts under the $11.5 billion senior credit facility, including the refinancing of the Tranche B term loan. Also included is $17 million ($10 million to net income) recorded in second-quarter 2007 related to premiums paid and the accelerated recognition of deferred financing costs associated with the May 2007 redemption of FCX’s 10⅛% Senior Notes.

Additional information regarding the senior credit facility and senior notes used to finance the Phelps Dodge acquisition follows:

Senior Credit Facility. At the close of the Phelps Dodge acquisition, the senior credit facility consisted of a $2.5 billion senior term loan due March 2012, a $7.5 billion Tranche B term loan due March 2014 and $1.5 billion in revolving credit facilities due March 2012. The revolving credit facilities are composed of (i) a $1.0 billion revolving credit facility available to FCX and (ii) a $0.5 billion revolving credit facility available to both FCX and PT Freeport Indonesia, which represents an amendment to the FCX and PT Freeport Indonesia revolver that was scheduled to mature in 2009.

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

During third-quarter 2007, FCX refinanced the remaining $2.5 billion balance outstanding under the Tranche B term loan with proceeds from the new Tranche A term loan. Interest on the new Tranche A term loan accrues at LIBOR plus 1.00 percent, subject to an increase or decrease in the interest rate margin based on the credit rating assigned by S&P and Moody’s. The new Tranche A term loan requires minimum scheduled amortization payments of 10 percent per year, consisting of equal payments of $122.5 million on September 30 and March 31, beginning on September 30, 2007, with the remaining balance payable at maturity. Any prepayments are applied towards scheduled amortization payments in order of maturity. In addition, certain terms and conditions of the senior credit facility were amended, including the elimination of certain collateral requirements.

The senior credit facility also contains covenants, including limitations on indebtedness, liens, asset sales, prepayments of indebtedness and transactions with affiliates. Financial leverage ratios must be met in order to incur certain indebtedness and are required to be maintained when there are amounts drawn or letters of credit outstanding under the revolving credit facilities. The senior credit facility is guaranteed by certain wholly owned subsidiaries of FCX and is secured by the pledge of equity in substantially all of these subsidiary guarantors and certain other non-guarantor subsidiaries of FCX, and intercompany indebtedness owed to FCX. Borrowings by FCX and PT Freeport Indonesia under the $0.5 billion revolver are also secured with a pledge of 50.1 percent of the outstanding stock of PT Freeport Indonesia, over 90 percent of the assets of PT Freeport Indonesia and, with respect to borrowings by PT Freeport Indonesia, a pledge of the Contract of Work.

Senior Notes. Interest on the senior notes is payable semiannually on April 1 and October 1, with the first payment made October 1, 2007. Interest on the senior floating rate notes due April 2015 accrues at six-month LIBOR plus 3.25 percent. FCX may redeem some or all of the notes at its option at make-whole redemption prices, and afterwards at stated redemption prices. FCX may make these optional make-whole redemptions prior to April 1, 2009, for the senior floating rate notes; April 1, 2011, for the 8¼% Senior Notes; and April 1, 2012, for the 8⅜% Senior Notes. The indenture governing the notes contains restrictions, including restrictions on incurring debt, creating liens, selling assets, entering into certain transactions with affiliates, paying cash dividends on common stock, repurchasing or redeeming common or preferred equity, prepaying subordinated debt and making investments.

10.	INCOME TAXES
FCX’s third-quarter 2007 income tax provision from continuing operations included taxes on international operations ($584 million) and U.S. taxes ($69 million). FCX’s income tax provision from continuing operations for the first nine months of 2007 included taxes on international operations ($1.7 billion) and U.S. taxes ($161 million).

The difference between FCX’s consolidated effective income tax rate associated with continuing operations of approximately 37 percent for the first nine months of 2007 and the U.S. federal statutory rate of 35 percent primarily was attributable to withholding taxes related to earnings from Indonesian and South American mining operations and a U.S. foreign tax credit limitation, partly offset by a U.S. benefit for percentage depletion.

FCX’s income tax provision for third-quarter 2006 ($304 million) and for the first nine months of 2006 ($836 million) primarily reflected taxes on PT Freeport Indonesia’s earnings. The difference between FCX’s effective income tax rate of approximately 43 percent for the first nine months of 2006 and PT Freeport Indonesia’s Contract of Work rate of 35 percent primarily was attributable to withholding taxes related to earnings from Indonesian mining operations and income taxes incurred by PT Indocopper Investama.

Effective January 1, 2007, FCX adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. With the adoption of FIN 48, FCX recognized a cumulative effect adjustment to increase beginning retained earnings of approximately $4 million. Following adoption of FIN 48, FCX includes interest and penalties accrued on unrecognized tax benefits in other income and expenses rather than in its provision for income taxes. A summary of the activities associated with the reserve for unrecognized tax benefits, interest and penalties for the period of adoption, follows (in millions):

	Unrecognized
	Tax Benefit	Interest	Penalties
Balance at beginning of period	$41	$11	$–
Additions:
Acquisition of Phelps Dodge	220	6	2
Prior year tax positions	1	1	–
Balance, March 31, 2007	$262	$18	$2

The reserve for unrecognized tax benefits of $262 million at March 31, 2007, includes $124 million ($116 million net of income tax benefits) that, if recognized, would reduce FCX’s provision for income taxes. There were no material changes to the reserves for unrecognized tax benefits during the second and third quarters of 2007.

For first-quarter 2006, interest and penalties accrued on unrecognized tax benefits and recorded in the provision for income taxes totaled $3 million.

FCX or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years of FCX and its significant subsidiaries that remain subject to examination are as follows:

Jurisdiction	Years Under Examination	Additional Open Years
U.S. Federal	2003-2005	2006
Indonesia	2005-2006	2002-2004
Peru	2003	1999-2002, 2004-2006
Chile	–	2004-2006
Arizona	–	2002-2006
New Mexico	–	2004-2006

FCX has not identified any uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease within the 12-month period following the date of adoption of FIN 48.

11.	INTEREST EXPENSE, NET
Interest expense, net, includes capitalized interest of approximately $51 million in third-quarter 2007, approximately $3 million in third-quarter 2006, approximately $108 million for the first nine months of 2007 and approximately $7 million for the first nine months of 2006. The majority of the capitalized interest in 2007 relates to capital expenditures for development projects at Safford, Arizona, and Tenke Fungurume.

12.	STOCKHOLDERS’ EQUITY AND STOCK AWARD PLANS
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

Stock Award Plans. On July 10, 2007, FCX’s stockholders approved amendments to FCX's 2006 Stock Incentive Plan (the Plan). The purpose of the Plan is to motivate and reward key personnel with stock based-awards at an appropriate level. As a result of the acquisition of Phelps Dodge, the number of employees and consultants who are eligible to receive awards under FCX’s incentive plans increased by over 200 people. Due in part to FCX’s increased employee population, the FCX Board of Directors determined that the number of shares available for grant under FCX's incentive plans was inadequate to address FCX's short-term needs. The amendments (i) increase the number of shares available for grant under the Plan from 12 million to 37 million shares, (ii) increase the sublimits under the Plan regarding the number of shares that may be granted as restricted stock, restricted stock units and other stock-based awards and (iii) extend the term of the amended and restated Plan to July 10, 2017. During second-quarter 2007, FCX granted approximately 5 million stock options awards.

13.	ENVIRONMENTAL, RECLAMATION AND CLOSURE
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

Phelps Dodge or its subsidiaries previously have been advised by the U.S. Environmental Protection Agency (EPA), the Department of the Interior, the Department of Agriculture and several state agencies that, under CERCLA or similar state laws and regulations, they may be liable for costs of responding to environmental conditions at a number of sites that have been or are being investigated by EPA, the Department of the Interior, the Department of Agriculture or states to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. Phelps Dodge or its subsidiaries also have been previously advised by trustees for natural resources that it may be liable under CERCLA or similar state laws for damages to natural resources caused by releases of hazardous substances.

At September 30, 2007, environmental reserves totaled $348 million, with the long-term portion totaling $218 million included in other liabilities and deferred credits on the condensed consolidated balance sheets. At September 30, 2007, the unescalated, undiscounted environmental reserve totaled approximately $372 million, leaving approximately $24 million to be accreted over time.
Pinal Creek. The Pinal Creek site located near Miami, Arizona, has the most significant environmental reserve of all FCX sites. The Pinal Creek site was listed under the Arizona Department of Environmental Quality (ADEQ) Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by the members of the Pinal Creek Group (PCG), consisting of Phelps Dodge Miami, Inc. (Miami), a wholly owned subsidiary of Phelps Dodge, and two other companies. In 1998, the District Court approved a Consent Decree between the PCG members and the state of Arizona resolving all matters related to an enforcement action contemplated by the state of Arizona against the PCG members with respect to the groundwater matter. The Consent Decree committed Miami and the other PCG members to complete the remediation work outlined in the Consent Decree. That work continues at this time pursuant to the Consent Decree and consistent with state law and the National Contingency Plan prepared by EPA under CERCLA.

Miami and the other PCG members have been pursuing contribution litigation against three other parties involved with the site. Miami dismissed its contribution claims against one defendant when another PCG member agreed to be responsible for any share attributable to that defendant. Miami and the other PCG members settled their contribution claims against another defendant in April 2005. While the terms of the settlement are confidential, the proceeds of the settlement will be used to address remediation at the Pinal Creek site. The trial on the issue of allocating responsibility for cleanup costs is set to commence in May 2008.

While recoveries or payments may result from the contribution litigation, FCX cannot reasonably estimate the amount and, therefore, has not taken this into consideration in its reserve estimates.

Miami’s share of the planned remediation work based on the interim agreements between the parties has a cost range on an undiscounted and unescalated basis for reasonably expected outcomes estimated to be from approximately $90 million to $200 million. At September 30, 2007, the reserve for Pinal Creek remediation was $94 million.

Other. At September 30, 2007, the cost range for reasonably possible outcomes for all reservable environmental remediation sites on an undiscounted and unescalated basis (excluding Pinal Creek’s estimate) was approximately $240 million to $450 million. Significant work is expected to be completed in the next several years to remediate these sites.

FCX believes that there may be other potential claims for recovery from other third parties, including the U.S. government and other PRPs. These potential recoveries are not recognized unless realization is considered probable.

FCX subsidiaries have several sites for which no environmental reserve has been recognized because it is not probable that a successful claim will be made against FCX for those sites, but for which there is a reasonably possible likelihood of an environmental remediation liability. While liabilities, if any, ultimately arising from potential environmental obligations may be material to the operating results of any single future quarter or year, management does not believe such liability is likely to have a material adverse effect on FCX’s consolidated liquidity or financial position.

A summary of environmental reserve activities (associated with the acquired Phelps Dodge operations) for the nine months ended September 30, 2007, follows (in millions):

Balance, beginning of period	$–
Liabilities assumed in acquisition of Phelps Dodge	390	[a]
Spending	(46)
Accretion expense	4
Balance, end of period	$348

a.
The fair value of environmental obligations at the acquisition date was estimated based on projected cash flows, an estimated long-term annual inflation rate of 2.25 percent and a discount rate based on FCX’s estimated credit-adjusted risk-free interest rate of 7.8 percent.

Asset Retirement Obligations. In connection with its acquisition of Phelps Dodge, FCX has recorded approximately $463 million of asset retirement obligations (AROs) accounted for in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” A summary of the activities associated with these AROs for the nine months ended September 30, 2007, follows (in millions):

Balance, beginning of period	$–
Liabilities assumed in acquisition of Phelps Dodge	463
Revisions to cash flow estimates	76	[a]
Spending	(27)
Accretion expense	15
Balance, end of period	$527

a.
During third-quarter 2007, Chino submitted updated third-party closure cost estimates to the state of New Mexico as part of the permit renewal process, and as a result, FCX revised its cash flow estimates and increased its ARO by $73 million for the Chino mine. Additional adjustments may be required based upon the agency’s review of the updated closure plan and any permit conditions imposed by the state of New Mexico. In addition, in October 2007, Tyrone submitted updated third-party closure estimates to the state of New Mexico, which may result in further increases to AROs.

At September 30, 2007, FCX estimated its share of the total cost of Phelps Dodge AROs, including anticipated future disturbances and cumulative payments, at approximately $1.5 billion (unescalated, undiscounted and on a third-party cost basis), with approximately $925 million remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, engineering designs and technology, permit modifications or updates, mine plans, cost of inflation or other factors and as actual reclamation spending occurs. ARO activities and expenditures generally are made over an extended period of time commencing near the end of the mine life; however, certain reclamation activities could be accelerated if required, or if they are determined to be economically beneficial.

At September 30, 2007, FCX had trust assets totaling $433 million that are dedicated to funding global reclamation and remediation activities, and also had trust assets totaling $103 million that are legally restricted to fund a portion of its asset retirement obligations for Chino, Tyrone and Cobre as required for New Mexico financial assurance.

14.	CONTINGENCIES
FCX has the following contingencies in connection with the acquisition of Phelps Dodge:

Letters of Credit and Surety Bonds. Standby letters of credit totaled approximately $78 million at September 30, 2007, primarily for reclamation, environmental obligations and workers’ compensation insurance programs. In addition, FCX had surety bonds totaling approximately $94 million at September 30, 2007, associated with reclamation and closure (approximately $65 million – refer to discussion below), self-insurance bonds primarily for workers’ compensation (approximately $23 million) and miscellaneous bonds (approximately $6 million).

Insurance. FCX purchases a variety of insurance products to mitigate insurable losses. The various insurance products typically have specified deductible amounts, or self-insured retentions, and policy limits. In second-quarter 2007, FCX renewed its property insurance coverage, which included the Phelps Dodge mining operations. FCX generally is self-insured for U.S. workers’ compensation, but purchases excess insurance up to statutory limits. An actuarial analysis is performed twice a year by an independent, third-party actuary for various FCX casualty programs, including workers’ compensation, to estimate required insurance reserves. Insurance reserves totaled approximately $56 million at September 30, 2007.

Environmental and Reclamation Programs. With regard to the disclosed environmental, reclamation and closure obligations discussed in Note 13, the following provides a summary of the significant Arizona and New Mexico environmental and reclamation programs and related contingencies.

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

At September 30, 2007, FCX had accrued closure costs of approximately $81 million for its Arizona operations. The amount of financial assurance currently demonstrated for Arizona closure and reclamation activities is approximately $183 million.

The Tohono facility is located on Tohono O’odham Nation (the Nation) property in southern Arizona. Tohono’s leases and Mine Plans of Operations (MPOs) impose certain environmental compliance, closure and reclamation requirements, with closure and reclamation actions required upon termination of the leases, which currently expire between 2012 and 2017, unless terminated earlier in accordance with the terms of the leases. Previous studies indicate that closure and reclamation requirements are estimated at approximately $5 million. Phelps Dodge previously provided interim financial assurance of approximately $5 million primarily in the form of a corporate performance guarantee. Tohono has informally obtained an extension from the Nation to update the previous closure and reclamation studies and associated cost estimates by June 2008.

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

FCX’s New Mexico operations also are subject to regulation under the New Mexico Mining Act (the Mining Act), which was enacted in 1993, and the Mining Act Rules, which are administered by the Mining Minerals Division (MMD). Under the Mining Act, mines are required to submit and obtain approval of closeout plans describing the reclamation to be performed following closure of all or a portion of the mines.

Chino, Tyrone and Cobre each have NMED-issued closure permits and MMD-approved closeout plans. Chino’s closure permit was appealed to the WQCC by a third party. The appeal originally was dismissed by the WQCC on procedural grounds, but that decision was overturned by the New Mexico Court of Appeals. The WQCC has postponed the hearing on the Chino closure permit pending a report by the parties regarding settlement discussions. Tyrone appealed certain conditions in its closure permit to the WQCC, which upheld the permit conditions. Tyrone appealed the WQCC’s decision to the Court of Appeals, and on June 15, 2006, the Court of Appeals overturned two conditions that Tyrone had challenged in its closure permit. The New Mexico Supreme Court denied Petitions for Certiorari filed by other parties. The case has been remanded to the WQCC for further proceedings to address the Court of Appeals decision. A hearing before the WQCC began on July 23, 2007, and is ongoing. Hidalgo, a former Phelps Dodge smelter located in Playas, New Mexico, has applied for renewal of its discharge permit, which includes a requirement for an updated closure plan. Hidalgo expects NMED to publish notice of a proposed new permit, including permit conditions regarding closure and financial assurance in fourth-quarter 2007.

The terms of the NMED closure permits and MMD-approved closeout plans for Chino, Tyrone and Cobre require the facilities to conduct supplemental studies concerning closure and closeout, including feasibility studies to evaluate additional closure and reclamation alternatives. The feasibility studies are due, along with updated closure plans, before the end of the five-year permit terms, which end in 2008 for Chino and Tyrone and in 2009 for Cobre. Chino’s feasibility study report was submitted in February 2007 and was resubmitted in June 2007 to address agency comments. In August 2007, Chino submitted its updated closure plan, and in October 2007, Tyrone submitted its updated closure plan and feasibility study. The terms of the NMED closure permits also require the facilities to prepare and submit abatement plans to address groundwater contamination levels that exceed New Mexico water standards as well as potential sources of future groundwater contamination. Changes to the existing closure plans and additional requirements arising from the abatement plans will likely increase the estimated closure and closeout costs, as well as the amounts of financial assurance. Cobre submitted an application to MMD and NMED for a standby permit to defer implementation of closure and reclamation requirements, which was approved on December 5, 2006. Cobre continues on care-and-maintenance status.

Cost estimates, on a third-party cost basis used to determine the fair value of closure and closeout obligations for SFAS No. 143 totaled approximately $531 million for Chino, $438 million for Tyrone and $47 million for Cobre (undiscounted and unescalated). The increase in the Chino third-party estimate is based on the updated closure plan submitted to the state of New Mexico in August 2007. Additional adjustments may be warranted based upon the agency’s review of the updated closure plan and any permit conditions imposed by the state of New Mexico. Internal cost estimates to perform the work generally are lower than the third-party cost estimates because of savings from the use of internal personnel and equipment as opposed to third-party contractor costs, and opportunities to prepare the site for more efficient reclamation as mining progresses, among other factors. At September 30, 2007, FCX had accrued approximately $138 million for Chino, $220 million for Tyrone, $9 million for Cobre and $5 million for Hidalgo.

The terms of the permits also require Chino, Tyrone, Cobre and Hidalgo to provide and maintain financial assurance based upon the estimated cost to the state of New Mexico to implement the closure and closeout plans, including any long-term operation and maintenance obligations, in the event of a default by the operators. The third-party cost estimates for financial assurance under the existing permits are $524 million for Chino, $373 million for Tyrone and $42 million for Cobre on an undiscounted and unescalated basis over the approximate 100-year period of the closure and closeout plans. Hidalgo will update its cost estimate as part of its pending closure permit renewal. These cost estimates are converted to a discounted present value basis to determine the amount of financial assurance required for each facility. Required financial assurance amounts at September 30, 2007, which reflected reductions for work completed through 2006 and agreed upon by NMED and MMD, were $185 million for Chino, $218 million for Tyrone and $28 million for Cobre. In August 2007, Chino submitted an updated closure plan to the state of New Mexico, and in October 2007, Tyrone submitted its updated closure plan to the state of New Mexico. Following the agency’s review of the updated closure plans, Chino and Tyrone will be required to post financial assurance based on these updated third-party closure cost estimates and any permit conditions imposed by the state of New Mexico.

Up to 70 percent of the financial assurance for Chino, Tyrone and Cobre is in the form of third-party guarantees provided by Phelps Dodge. The terms of the applicable regulations and the guarantees require Phelps Dodge to meet certain financial tests. Phelps Dodge provided demonstrations that it met the applicable financial tests under the terms of the applicable regulations as of the end of 2006. If it is determined that Phelps Dodge no longer meets the applicable financial tests following its acquisition by FCX, the Phelps Dodge guarantees would have to be replaced with financial assurance in another form. FCX may provide guarantees to replace the Phelps Dodge guarantees.

Litigation. On September 27, 2007, the U.S. District Court in Boston, Massachusetts, entered an order approving the proposed settlement and dismissing, without prejudice, of all claims against Columbian Chemicals Company (Columbian), formerly a subsidiary of Phelps Dodge, and other defendants in the actions consolidated under the caption In Re Carbon Black Antitrust Litigation. FCX settled these claims for a payment of $6 million.

Columbian and the other defendants have entered into an agreement to settle a separate action entitled Carlisle Companies Incorporated, et al. v. Cabot Corporation, et al., which was filed against Columbian and other defendants on behalf of a group of affiliated companies that opted out of the federal class action. FCX agreed to pay $115,000. On October 16, 2007, all claims in that action were dismissed without prejudice. Columbian and the other defendants have also entered into an agreement to settle the action brought in the state court in California on behalf of a purported class of indirect purchasers of carbon black in that state. FCX has agreed to pay $495,000 to settle these matters. The agreement is subject to court approval following notice to the class. Actions remain in the state courts in Florida, Kansas, South Dakota and Tennessee on behalf of purported classes of indirect purchasers of carbon black in those and six other states, alleging violations of state antitrust and deceptive trade practices laws. Motions to dismiss are pending in the Kansas and South Dakota actions. A motion for class certification has been filed in the Tennessee action. Similar actions filed in state courts in New Jersey and North Carolina, and additional actions in Florida and Tennessee, were dismissed. Columbian also received a demand for relief on behalf of indirect purchasers in Massachusetts, but no lawsuit has been filed.

Phelps Dodge retained responsibility for the claims against Columbian pursuant to the agreement for the sale of Columbian. Columbian has committed to provide appropriate assistance to defend these matters. FCX believes the claims are without merit and intends to defend the remaining lawsuits vigorously.

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

15.	COMMITMENTS AND GUARANTEES
FCX has unconditional purchase obligations (take-or-pay contracts with terms in excess of one year), including obligations assumed in connection with the acquisition of Phelps Dodge, consisting of the procurement of copper anodes, transportation, electricity, other supplies and services, sulfuric acid, port fee commitments and oxygen that are essential to its worldwide operations. A summary of the maturities of the Phelps Dodge take-or-pay obligations at September 30, 2007, follows (in millions):

		Less Than			After
	Total	1 Year	Years 2-3	Years 4-5	5 Years
Take-or-pay obligations	$727	$426	$210	$61	$30

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

Likewise, under certain conditions, FCX has the right to exercise its purchase option to acquire Sumitomo’s share of the venture. Based on calculations defined in the venture agreement, at September 30, 2007, the maximum potential payment FCX is obligated to make to Sumitomo upon exercise of the put option (or FCX’s exercise of its call option) totaled approximately $171 million. At September 30, 2007, FCX had not recorded any liability in its condensed consolidated financial statements in connection with this guarantee as FCX does not believe, based on information available, that it is probable that any amounts will be paid under this guarantee as the fair value of Sumitomo’s 15 percent share is well in excess of the exercise price.

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

16.	DERIVATIVE FINANCIAL INSTRUMENTS
In connection with the acquisition of Phelps Dodge, FCX acquired certain derivative instruments entered into by Phelps Dodge. The most significant of these derivatives are zero-premium copper collars (consisting of both put and call options) and copper put options. The fair values of derivative instruments of Phelps Dodge following its acquisition by FCX are based on valuations provided by third parties, purchased derivative pricing models or widely published market closing prices at period end. A summary of the most significant acquired derivative financial instruments as of September 30, 2007, follows (in millions, except per unit prices):

				Expired Positions
	Open Positions			Hedged
	Open	Gain/		Sales Price	Gain/
	Position	(Loss)[a]	Maturity	Per Unit	(Loss)[a]

Copper price protection (lbs.)	1,216	$(212)	December 2007	$–	$–
Copper fixed-price rod sales (lbs.)	75	$4	December 2009	3.44	$75
Metal purchase (lbs.)	57	$–	October 2009	–	$8

a.	Represents gains (losses) recognized in the condensed consolidated statements of income from March 20, 2007, through September 30, 2007.

A summary of the significant hedging strategies and the derivative instruments used in FCX’s risk management programs are provided below:

Metals Hedging
Copper Price Protection Program. Following the acquisition of Phelps Dodge, FCX assumed Phelps Dodge’s 2007 copper price protection program, which consists of zero-premium copper collars (consisting of both put and call options) for 486 million pounds of copper capped at $2.00 per pound and copper put options for 730 million pounds with a floor price of $0.95 per pound. These derivative instruments do not qualify for hedge accounting and are adjusted to fair market value based on the forward price curve and implied volatility as of the last date of the respective reporting period, with the gain or loss recorded in revenues. Mark-to-market accounting adjustments on these contracts resulted in charges of $44 million to revenues for third-quarter 2007 and $212 million from March 20, 2007, through September 30, 2007. At September 30, 2007, the liability associated with these contracts was $635 million.

The 2007 copper price protection program matures December 31, 2007, and will settle in first-quarter 2008 with final adjustments based on the average annual London Metal Exchange (LME) price. FCX does not currently intend to enter into similar programs in the future.

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

17.	BUSINESS SEGMENTS
FCX’s business consists of three primary operating divisions –North American mining, South American mining and Indonesian mining. Following is a discussion of the reportable segments included in these operating divisions, as well as FCX’s other reportable segment – Atlantic Copper. FCX continues to evaluate reportable segments in conjunction with its review of its management reporting structure following the acquisition of Phelps Dodge, and as a result the following reportable segments may change when FCX finalizes its analysis.

As a result of the agreement to sell PDIC (refer to Note 4), the operating results of PDIC have been excluded from the results of continuing operations and presented as discontinued operations. Accordingly, PDIC is no longer considered a reportable segment of FCX in the following business segments tables for the three and nine-month periods ended September 30, 2007.

North American Mining. North American mining comprises copper operations from mining through rod production, molybdenum operations from mining through conversion to chemical and metallurgical products, and the marketing and sale of both product lines. The North American mining operating division includes one reportable copper production segment (Morenci), and also includes as reportable segments Manufacturing and Primary Molybdenum.

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

The Manufacturing segment consists of copper conversion facilities, including a smelter, refinery, rod mills and specialty copper products facility. This segment processes copper produced at the North American mines and copper purchased from others into copper anode, cathode, rod and custom copper shapes. The Miami smelter is the most significant source of sulfuric acid for the various North American leaching operations. In addition, at times this segment smelts and refines copper and produces copper rod and shapes for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to FCX’s facilities for processing into a product that is returned to the customer. The customer pays FCX for processing its material into the specified products.

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

Other North American mining operations not considered reportable segments include FCX’s other southwestern U.S. copper mines – Bagdad, Sierrita, Chino, Cobre, Tyrone, Miami, Bisbee and Tohono. In addition to copper, the Bagdad, Sierrita and Chino mines produce molybdenum, gold and silver, and the Sierrita mine also produces rhenium. Other North American mining operations also include the Safford project, which is currently under development, a sales company, which functions as an agent to purchase and sell copper from the North American mines and the Manufacturing segment and also purchases and sells any copper not sold by the South American mines to third parties, and other ancillary operations.

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

Other South American mining operations not considered reportable segments include FCX’s other copper mines – Candelaria, Ojos del Salado and El Abra – which include open-pit and underground mining, sulfide ore concentrating, leaching, solution extraction and electrowinning, and other ancillary operations. In addition to copper, the Candelaria and Ojos del Salado mines produce gold and silver. FCX owns an 80 percent partnership interest in both the Candelaria and Ojos del Salado mines, and owns a 51 percent partnership interest in the El Abra mine. FCX fully consolidates these operations and reports the minority interest.

Indonesian Mining. Indonesian mining includes PT Freeport Indonesia’s Grasberg copper and gold mining operations and PT Puncakjaya Power’s power-generating operations (after eliminations with PT Freeport Indonesia).

FCX owns 90.64 percent of PT Freeport Indonesia, including 9.36 percent owned through our wholly owned subsidiary, PT Indocopper Investama, and the remaining 9.36 percent is owned by the Government of Indonesia. In 1996, FCX established an unincorporated joint venture with Rio Tinto plc (Rio Tinto), which covers PT Freeport Indonesia’s mining operations in Block A and gives Rio Tinto, through 2021, a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver. After 2021, Rio Tinto will have a 40 percent interest in all production from Block A. PT Freeport Indonesia records its joint venture interest using the proportionate consolidation method of accounting.

Atlantic Copper. Atlantic Copper, FCX’s wholly owned smelting unit in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes.

Other. Intersegment sales by the Indonesian and South American mines are based upon arms-length prices at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices ultimately realized because of a variety of factors, including additional processing, timing of sales to unaffiliated customers and transportation premiums.

FCX also allocates certain operating costs, expenses and capital to the operating divisions and individual segments. However, not all costs and expenses applicable to a mine or operation are allocated. All federal and state income taxes are recorded and managed at the corporate level with the exception of foreign income taxes, which are generally recorded and managed at the applicable mine or operation. Accordingly, the following segment information reflects management determinations that may not be indicative of actual financial performance of each operating divisions or segment as if it was an independent entity.

FREEPORT-McMoRan COPPER & GOLD INC.
BUSINESS SEGMENTS

(In Millions)	North America						South America			Indonesia
					Other	Total		Other	Total			Atlantic
			Primary		North	North		South	South			Copper	Corporate,
		Manufac-	Molyb-		American	American	Cerro	American	American			Smelting	Other &	FCX
Three Months Ended September 30, 2007	Morenci	turing	denum		Mining	Mining	Verde	Mining	Mining	Grasberg		& Refining	Eliminations	Total
Revenues:
Unaffiliated customers	$49	1,726	519		713	3,007	339	460	799	570	[a]	688	2	5,066
Intersegment	632	61	-		(689)	4	263	287	550	267		-	(821)	-
Production and delivery[d]	372	1,765	380		(352)	2,165	199	256	455	351		674	(983)	2,662
Depreciation, depletion and amortization[d]	91	6	22		87	206	41	53	94	43		8	5	356
Exploration and research expenses	-	-	1		2	3	-	-	-	-		-	37	40
Selling, general and administrative expenses	-	-	4		3	7	-	-	-	44		5	75	131
Operating income[d]	$218	16	112	[b]	284	630	362	438	800	399		1	47	1,877
Interest expense, net	$-	2	-		-	2	3	-	3	3		6	141	155
Equity in affiliated companies’ net earnings	$-	-	-		-	-	-	-	-	-		-	5	5
Provision for income taxes	$-	-	-		-	-	121	143	264	141		-	248	653
Minority interests in net income of consolidated subsidiaries	$-	-	-		-	-	133	136	269	-		-	38	307
Total assets at September 30, 2007	$4,780	787	1,944		9,390	16,901	5,378	5,267	10,645	3,968		1,104	8,771 [c]	41,389
Capital expenditures	$81	3	8		154	246	13	16	29	98		10	83 [c]	466

Three Months Ended September 30, 2006
Revenues:
Unaffiliated customers	$-	-	-		-	-	-	-	-	1,021	[a]	613	2	1,636
Intersegment	-	-	-		-	-	-	-	-	241		-	(241)	-
Production and delivery	-	-	-		-	-	-	-	-	363		581	(152)	792
Depreciation, depletion and amortization	-	-	-		-	-	-	-	-	50		8	2	60
Exploration and research expenses	-	-	-		-	-	-	-	-	-		-	4	4
Selling, general and administrative expenses	-	-	-		-	-	-	-	-	36		4	5	45
Operating income	$-	-	-		-	-	-	-	-	813		20	(98)	735
Interest expense, net	$-	-	-		-	-	-	-	-	1		7	10	18
Equity in affiliated companies’ net earnings	$-	-	-		-	-	-	-	-	-		-	2	2
Provision for income taxes	$-	-	-		-	-	-	-	-	271		-	33	304
Minority interests in net income of consolidated subsidiaries	$-	-	-		-	-	-	-	-	-		-	46	46
Total assets at September 30, 2006	$-	-	-		-	-	-	-	-	3,940		1,045	295	5,280
Capital expenditures	$-	-	-		-	-	-	-	-	60		7	1	68

a.	Includes PT Freeport Indonesia’s sales to PT Smelting totaling $353 million in third-quarter 2007 and $458 million in third-quarter 2006.

b.
Operating income for Primary Molybdenum for third-quarter 2007 included a $14 million loss primarily resulting from the difference between raw material purchases and average contractual selling prices, and was also net of a $44 million intercompany profit elimination associated with purchases and sales between Henderson and other molybdenum conversion facilities. Profits are deferred until sales are made to third parties.

c.	Includes total assets of $1.2 billion at September 30, 2007, and capital expenditures of $7 million for third-quarter 2007 associated with discontinued operations (refer to Note 4).

d.
Operating income includes purchase accounting adjustments primarily associated with the impacts of the increases in the carrying values of acquired metal inventories and stockpiles and property, plant and equipment. Following provides the impacts of these adjustments on FCX’s segments and operating divisions in third-quarter 2007:

Production and delivery	$104	-	40	30	174	42	34	76	N/A	N/A	27	277
Depreciation, depletion and amortization	58	-	9	48	115	21	19	40	N/A	N/A	-	155
Purchase accounting adjustments	$162	-	49	78	289	63	53	116	N/A	N/A	27	432

FREEPORT-McMoRan COPPER & GOLD INC.
BUSINESS SEGMENTS

(In Millions)	North America						South America			Indonesia
					Other	Total		Other	Total			Atlantic
			Primary		North	North		South	South			Copper	Corporate,
		Manufac-	Molyb-		American	American	Cerro	American	American			Smelting	Other &	FCX
Nine Months Ended September 30, 2007	Morenci	turing	denum		Mining	Mining	Verde	Mining	Mining	Grasberg		& Refining	Eliminations	Total
Revenues:
Unaffiliated customers	$72	3,760	1,034		1,139	6,005	510	1,158	1,668	3,317	[a]	1,761	4	12,755
Intersegment	1,172	119	-		(1,283)	8	658	517	1,175	991		-	(2,174)	-
Production and delivery[d]	705	3,836	838		(780)	4,599	343	531	874	1,064		1,709	(2,141)	6,105
Depreciation, depletion and amortization[d]	165	12	47		164	388	85	173	258	158		27	15	846
Exploration and research expenses	-	-	1		5	6	-	-	-	-		-	81	87
Selling, general and administrative expenses	-	-	9		6	15	-	-	-	133		15	151	314
Operating income (loss)[d]	$374	31	139	[b]	461	1,005	740	971	1,711	2,953		10	(276)	5,403
Interest expense, net	$-	3	-		-	3	7	(1)	6	10		20	347	386
Equity in affiliated companies’ net earnings	$-	-	-		1	1	-	-	-	-		-	16	17
Provision for income taxes	$-	-	-		-	-	266	318	584	1,037		-	254	1,875
Minority interests in net income of consolidated subsidiaries	$-	-	-		-	-	259	283	542	-		-	186	728
Capital expenditures	$156	8	21		415	600	31	34	65	273		31	169 [c]	1,138

Nine Months Ended September 30, 2006
Revenues:
Unaffiliated customers	$-	-	-		-	-	-	-	-	2,421	[a]	1,722	5	4,148
Intersegment	-	-	-		-	-	-	-	-	673		-	(673)	-
Production and delivery	-	-	-		-	-	-	-	-	931		1,633	(689)	1,875
Depreciation, depletion and amortization	-	-	-		-	-	-	-	-	118		23	6	147
Exploration and research expenses	-	-	-		-	-	-	-	-	-		-	9	9
Selling, general and administrative expenses	-	-	-		-	-	-	-	-	174		11	(74)	111
Operating income	$-	-	-		-	-	-	-	-	1,871		55	80	2,006
Interest expense, net	$-	-	-		-	-	-	-	-	6		17	39	62
Equity in affiliated companies’ net earnings	$-	-	-		-	-	-	-	-	-		-	7	7
Provision for income taxes	$-	-	-		-	-	-	-	-	653		-	183	836
Minority interests in net income of consolidated subsidiaries	$-	-	-		-	-	-	-	-	-		-	115	115
Capital expenditures	$-	-	-		-	-	-	-	-	165		13	-	178

a.	Includes PT Freeport Indonesia’s sales to PT Smelting totaling $1.6 billion for the first nine months of 2007 and $1.1 billion for the first nine months of 2006.

b.
Operating income for Primary Molybdenum from March 20, 2007, through September 30, 2007, included a $67 million loss primarily resulting from the difference between raw material purchases and average contractual selling prices, and was also net of a $93 million intercompany profit elimination associated with purchases and sales between Henderson and other molybdenum conversion facilities. Profits are deferred until sales are made to third parties.

c.	Includes capital expenditures of $13 million for the first nine months of 2007 associated with discontinued operations (refer to Note 4).

d.
Operating income (loss) includes purchase accounting adjustments primarily associated with the impacts of increases in the carrying values of acquired metal inventories and stockpiles and property, plant and equipment. Following provides the impacts of these adjustments on FCX’s segments and operating divisions for the first nine months of 2007:

Production and delivery	$188	-	120	165	473	62	80	142	N/A	N/A	12	627
Depreciation, depletion and amortization	121	-	21	96	238	42	89	131	N/A	N/A	-	369
Purchase accounting adjustments	$309	-	141	261	711	104	169	273	N/A	N/A	12	996

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.:

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of September 30, 2007, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006, and the condensed consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2007. These financial statements are the responsibility of the Company’s management.

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
November 5, 2007

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In management’s discussion and analysis, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries, including, except as otherwise stated, Phelps Dodge Corporation (Phelps Dodge) and its subsidiaries, which we acquired March 19, 2007. You should read this discussion in conjunction with our financial statements, the related discussion and analysis of financial condition and results of operations and the discussion of our “Business and Properties” in our Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission. The results of operations reported and summarized below are not necessarily indicative of future operating results. In particular, the financial results for the first nine months of 2007 include the operations of Phelps Dodge only since March 20, 2007, not the full nine-month period because of the accounting treatment for the acquisition. References to “Notes” refer to the “Notes to Condensed Consolidated Financial Statements.” Throughout management's discussion and analysis of financial condition and results of operations, all references to earnings or losses per share are based on diluted earnings or losses per common share.

Through our majority-owned subsidiary, PT Freeport Indonesia, and our wholly owned subsidiary, Phelps Dodge, we are one of the world’s largest copper, gold and molybdenum mining companies in terms of reserves and production. Our principal asset is the Grasberg minerals district, which based on the latest available reserve data provided by third-party industry consultants, contains the largest single copper reserve and the largest single gold reserve of any mine in the world.

On March 19, 2007, we acquired Phelps Dodge, a fully integrated producer of copper and molybdenum, with mines in North and South America and processing capabilities for other by-product minerals, such as gold, silver and rhenium, and several development projects, including the Tenke Fungurume mine in the Democratic Republic of Congo (DRC).

Through Phelps Dodge, we have the following operating open-pit copper mines in North America – Morenci, Bagdad and Sierrita in Arizona and Chino and Tyrone in New Mexico, as well as two primary molybdenum mines – Henderson and Climax, (which is not currently operating) in Colorado. In addition, a new copper mine is under construction at Safford, Arizona. All of these mining operations are wholly owned, except for Morenci. We record our 85 percent interest in Morenci, an unincorporated joint venture, using the proportionate consolidation method. The North American mining operations are operated in an integrated fashion and have long-lived reserves with additional development potential.

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

Phelps Dodge also has an international manufacturing division, Phelps Dodge International Corporation (PDIC), which manufactures engineered wire and cable products principally for the global energy sector. On September 12, 2007, FCX entered into an agreement to sell PDIC. The transaction was complete on October 31, 2007. As a result of the transaction, the operating results of PDIC have been reported separately from continuing operations as discontinued operations in the condensed consolidated statements of income for the quarter and nine months ended September 30, 2007. Additionally, the assets and liabilities of PDIC have been presented separately as held for sale in the condensed consolidated balance sheets. Refer to Note 4 for further discussion of discontinued operations.

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

In accordance with the purchase method of accounting, the purchase price paid was determined at the date of the public announcement of the transaction and has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the closing date of March 19, 2007. Adjustments to the estimated fair values, which were initially recorded based on preliminary internal estimates, will occur until such values are finalized. In valuing acquired assets and assumed liabilities, fair values were based on, but were not limited to: quoted market prices, where available; our intent with respect to whether the assets purchased are to be held, sold or abandoned; expected future cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount rates and growth rates. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. A significant decline in copper or molybdenum prices from those used to estimate the fair values of the acquired assets could result in impairment to the carrying amounts assigned to inventories; mill and leach stockpiles; property, plant, equipment and development costs; and goodwill.

The following table summarizes the actual and estimated impacts of purchase accounting fair value adjustments on 2007 production and delivery costs and depreciation, depletion and amortization expense associated with the increases in the carrying values of Phelps Dodge’s metal inventories (including mill and leach stockpiles) and property, plant and equipment. These charges do not affect cash flows and are subject to change as FCX completes the final purchase price allocation (refer to Note 2 for a summary of the September 30, 2007, preliminary purchase price allocation). Additionally, inventories (including mill and leach stockpiles) are subject to lower of cost or market assessments, and significant declines in metals prices could result in future impairment charges.

	2007
	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter	Total
(In millions)	Actual	Actual	Actual		Estimate	Estimate
Production and delivery costs	$96	$269	$291		$100	$756
Depreciation, depletion and amortization	28	186	155		200	569
Total cost of sales impact	$124	$455	$446	[a]	$300	$1,325

Impact on income from continuing operations	$79	$286	$281		$189	$835

a.
During third-quarter 2007, we adjusted our preliminary purchase price allocation based on updated valuation models for mill and leach stockpiles resulting in an increase from initial estimates of approximately $1.0 billion. The increase in mill and leach stockpile values, along with other adjustments, resulted in higher net purchase accounting impacts of $146 million. FCX is continuing to work with third-party consultants to assign fair values to the assets acquired and liabilities assumed in the Phelps Dodge transaction. Further changes to the fair value estimates could be significant and could result in changes to reported interim financial results.

COPPER, GOLD AND MOLYBDENUM MARKETS

As shown in the graphs below, world metal prices for copper have fluctuated during the period from 1992 through October 2007 with the London Metal Exchange (LME) spot copper price varying from a low of approximately $0.60 per pound in 2001 to a high of approximately $4.00 per pound in May 2006. World gold prices have fluctuated during the period from 1998 through October 2007 from a low of approximately $250 per ounce in 1999 to a high of approximately $790 per ounce on October 31, 2007. During the past 15 years, Metals Week Molybdenum Dealer Oxide prices have ranged from a low of $1.82 per pound in 1992 to a high of $40.00 per pound in June 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Historical LME Spot Copper Price
Through October 31, 2007
LME Spot Copper Price
LME & COMEX Exchange Stocks*
000s of metric tons
Dollars per pound
1,600
1,400
1,200
1,000
800
600
400
200
0
$4.00
$3.75
$3.50
$3.25
$3.00
$2.75
$2.50
$2.25
$2.00
$1.75
$1.50
$1.25
$1.00
$0.75
$0.50
$0.25
$0.00
1992 1993 1994 1995 1996 1997 1998 1999 2000 2001 2002 2003 2004 2005 2006 2007

* Excludes Shanghai stocks, producer, consumer and merchant stocks.

The graph above presents LME spot copper prices and reported stocks of copper at the LME and New York Commodity Exchange (COMEX) through October 31, 2007. From 2003 through 2005, global demand exceeded supply, evidenced by the decline in exchange warehouse inventories. LME and COMEX inventories have risen from the 2005 lows but combined stocks of approximately 149,000 metric tons at September 30, 2007, remain at historically low levels, representing approximately three days of global consumption. Disruptions associated with strikes, unrest and other operational issues resulted in low levels of inventory throughout 2006. In December 2006 and early 2007, prices declined on concerns about reduced demand, especially in the United States (U.S.), and rising inventories; however, later in the second quarter of 2007 prices rose above $3.50 per pound reflecting continued volatility in market prices and continued strong demand. LME copper prices averaged $3.50 per pound in third-quarter 2007, with prices ranging from $3.16 per pound to approximately $3.72 per pound. The LME spot price closed at $3.52 per pound on October 31, 2007. Future copper prices are expected to continue to be influenced by demand from China, economic performance in the U.S. and other industrialized countries, the timing of the development of new supplies of copper, production levels of mines and copper smelters and the level of direct participation by investors. We consider the current underlying supply and demand conditions in the global copper markets to be positive for our company.

Gold prices averaged approximately $680 per ounce in third-quarter 2007, with prices ranging from approximately $648 per ounce to approximately $743 per ounce. At the end of October 2007, gold prices reach new 25-year highs of approximately $790 per ounce. Gold prices continued to be supported by increased investment demand for gold, ongoing geopolitical tensions, a weak U.S. dollar, inflationary pressures and reduced mine supply. The London gold price closed at approximately $790 per ounce on October 31, 2007.

# *Metals Week* Molybdenum Dealer Oxide Prices

*Through October 31, 2007*

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007

Molybdenum markets have been strong in recent years as demand has exceeded available supplies. In 2006, the molybdenum market was generally balanced with prices ranging from $20.50 per pound to $28.40 per pound and averaging $24.75 per pound. Molybdenum markets continue to be favorable in 2007, with prices averaging $31.68 per pound and ranging from $31.00 per pound to $32.50 per pound in third-quarter 2007. The Metals Week Molybdenum Dealer Oxide price closed at $32.55 per pound on October 29, 2007.

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

Expected copper recovery rates for leach stockpiles are determined using small-scale laboratory tests, small- to large-scale column testing (which simulates the production-scale process), historical trends and other factors, including mineralogy of the ore and rock type. Estimated amounts of copper contained in the leach stockpiles are reduced as stockpiles are leached, the leach solution is fed to the electrowinning process, and copper cathodes are produced. Ultimate recovery of copper contained in leach stockpiles can vary significantly from a very low percentage to more than 90 percent depending on several variables, including type of recovery, mineralogy and particle size of the rock. For newly placed material on active stockpiles as much as 70 percent of the copper ultimately recoverable may be extracted during the first year, the remaining copper is recovered over many years.

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

Deferred Taxes. In preparing our consolidated financial statements, we recognize our consolidated provision for income taxes based on our estimated annualized tax rate. For each jurisdiction, we estimate the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates and laws is recognized in income in the period in which such changes are enacted.

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

At September 30, 2007, environmental reserves recorded in our condensed consolidated balance sheet totaled $348 million, which reflect the fair value of the estimated obligations for environmental liabilities attributed to Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs and for estimated future costs associated with environmental matters at closed facilities and closed portions of certain facilities. At September 30, 2007, the cost range for reasonably possible outcomes for all reservable remediation sites (on an undiscounted and unescalated basis) was $330 million to $650 million.

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

The preliminary purchase price allocation represents the estimated fair values of assets acquired and liabilities assumed based on internal estimates and adjustments will occur until such values are finalized. Upon finalization of the purchase price allocation, any resulting goodwill will be allocated to the reporting units, which will include individual mines. Refer to Note 2 for a current summary of the March 19, 2007, preliminary purchase price allocation.

CONSOLIDATED RESULTS

A summary of comparative results for the quarters and nine months ended September 30, 2007 and 2006, follows:
					Nine Months Ended
	Third-Quarter				September 30,
	2007[a]		2006		2007[b]		2006
Revenues (in millions)	$5,066	[c]	$1,636	[f]	$12,755	[c]	$4,148	[f]
Operating income (in millions)	$1,877	[c]	$735	[f]	$5,403	[c]	$2,006	[f]
Income from continuing operations applicable to
common stock (in millions) [g]	$763	[c,d]	$351	[f]	$2,311	[c,d]	$970	[f]
Net income applicable to common stock (in millions)[g]	$775	[c,d]	$351	[f]	$2,355	[c,d]	$970	[f]
Diluted net income per share of common stock:
Continuing operations	$1.85	[c,d,e]	$1.67	[f]	$6.46	[c,d,e]	$4.64	[f]
Discontinued operations	0.02		–		0.12		–
Diluted net income per share of common stock	$1.87		$1.67		$6.58		$4.64

Sales from Mines
Copper
Consolidated share (millions of recoverable pounds)	949		324		2,479		769
Average realized price per pound	$3.53	[c]	$3.43		$3.43	[c]	$3.38
Gold
Consolidated share (thousands of recoverable ounces)	269		478		2,137		1,228
Average realized price per ounce	$692.43		$608.57		$668.80		$540.67	[f]
Molybdenum
Consolidated share (millions of recoverable pounds)	16		N/A		33		N/A
Average realized price per pound	$27.89		N/A		$26.22		N/A

a.	A summary of the key components contributing to the consolidated results for third-quarter 2007 follows (in millions):
			Income from
		Operating	Continuing
	Revenues	Income	Operations
FCX, excluding Phelps Dodge	$1,260	$577	$50
Phelps Dodge results	3,806	1,732	1,047
Purchase accounting impact:
Inventories (including mill and leach stockpiles)	–	(291)	(184)
Property, plant and equipment	–	(155)	(97)
Other	–	14	10
Consolidated	$5,066	$1,877	$826

Phelps Dodge’s sales from its mines totaled 752 million pounds of copper, 35 thousand ounces of gold and 16 million pounds of molybdenum in third-quarter 2007.

b.
The nine months ended September 30, 2007, include the operations of Phelps Dodge beginning March 20, 2007. A summary of the key components contributing to the consolidated results for the nine months ended September 30, 2007, follows (in millions):

			Income from
		Operating	Continuing
	Revenues	Income	Operations
FCX, excluding Phelps Dodge	$5,082	$2,932	$1,054
Phelps Dodge results	7,673	3,467	2,025
Purchase accounting impact:
Inventories (including mill and leach stockpiles)	–	(656)	(414)
Property, plant and equipment	–	(369)	(232)
Other	–	29	22
Consolidated	$12,755	$5,403	$2,455

Phelps Dodge’s sales from its mines totaled 1.5 billion pounds of copper, 77 thousand ounces of gold and 33 million pounds of molybdenum from March 20, 2007 through September 30, 2007.

c.
Includes charges to revenues for mark-to-market accounting adjustments on the 2007 copper price protection program totaling $44 million ($26 million to net income or $0.06 per share) and a reduction in average realized prices of $0.04 per pound in third-quarter 2007, and $212 million ($129 million to net income or $0.34 per share) and a reduction in average realized prices of $0.08 per pound for the first nine months of 2007.

d.
Includes net losses on early extinguishment of debt totaling $36 million ($31 million to net income or $0.07 per share) in third-quarter 2007 and $171 million ($141 million to net income or $0.37 per share) for the first nine months of 2007 primarily related to premiums paid and the accelerated recognition of deferred financing costs associated with prepayments on debt, including the refinancing of our senior term loan due March 2014 (the Tranche B term loan) under the $11.5 billion senior credit facility.  Refer to Note 9 for further discussion.

e.
On March 19, 2007, we issued 136.9 million common shares to acquire Phelps Dodge, and on March 28, 2007, we sold an additional 47.15 million common shares. Common shares outstanding at September 30, 2007, totaled 382 million shares. Assuming conversion of all our convertible instruments, total potential common shares outstanding would be 444 million shares at September 30, 2007.

f.
Includes a loss on redemption of our Silver-Denominated Preferred Stock totaling $13 million ($7 million to net income or $0.03 per share) in third-quarter 2006. In addition to the loss on redemption of our Silver-Denominated Preferred Stock, the first nine months of 2006 includes a loss on redemption of our Gold-Denominated Preferred Stock, Series II totaling $69 million ($37 million to net income or $0.17 per share) and a reduction in average realized prices of $56.40 per ounce for the revenue adjustment relating to the redemption.

g.	After dividends on preferred stock.

Outlook
Below is a summary of our currently projected consolidated sales volumes for 2007 and for fourth-quarter 2007. Actual consolidated sales volumes for 2007 include Phelps Dodge sales volumes beginning March 20, 2007, and pro forma sales volumes for 2007 include Phelps Dodge sales volumes prior to the acquisition.

	Full Year 2007		Fourth-Quarter
	Actual	Pro forma	2007
Copper (in billions of recoverable pounds)	3.4	3.9	0.9
Gold (in millions of recoverable ounces)	2.2	2.3	0.1
Molybdenum (in millions of recoverable pounds)	51	68	18

The achievement of the above sales estimates will be dependent, among other factors, on the achievement of targeted mining rates and expansion plans, the successful operation of production facilities, the impact of weather conditions and other factors.

Consolidated revenues and net income vary significantly with fluctuations in the market prices of copper, gold and molybdenum, sales volumes and other factors. Based on projected consolidated copper sales volumes (excluding purchased copper) for fourth-quarter 2007 (approximately 875 million pounds) and provisionally priced sales at September 30, 2007, and assuming an average price of $3.50 per pound of copper, each $0.20 per pound change in the average price realized in the balance of the year would have an approximate $275 million impact on our 2007 revenues and an approximate $130 million impact on our 2007 net income, which includes the impact associated with the 2007 copper price protection program.

Revenues
Consolidated revenues include PT Freeport Indonesia’s sale of copper concentrates, which also contain significant quantities of gold and silver, the sale by Atlantic Copper of copper anodes, copper cathodes, and gold in anodes and slimes, and, beginning March 20, 2007, the sales of copper, gold, molybdenum and other metals and metal-related products by Phelps Dodge. Excluding additional revenues associated with Phelps Dodge’s operations ($3.8 billion), revenues for third-quarter 2007 were approximately 23 percent lower than third-quarter 2006 because of lower sales volumes in 2007, partly offset by higher copper and gold prices (refer to “Indonesian Mining” for further discussion). Lower sales volumes for PT Freeport Indonesia were the result of mining in a relatively low-grade section of the Grasberg open pit during third-quarter 2007.

Excluding additional revenues associated with Phelps Dodge’s operations ($7.7 billion), revenues for the first nine months of 2007, were approximately 23 percent higher than the comparable 2006 period, reflecting higher copper and gold prices and higher overall sales volumes in 2007 (refer to “Indonesian Mining” for further discussion). Higher sales volumes were primarily because PT Freeport Indonesia mined higher grade ore during the first half of 2007.

Substantially all of our concentrate sales contracts provide final copper pricing in a specified future period based on prices quoted on the LME. We record revenues and invoice customers based on LME prices at the time of shipment. Under accounting rules, these terms create an “embedded derivative” in our concentrate sales contracts which must be adjusted to fair value through earnings each period until the date of final pricing. As a result, revenues include net additions for adjustments to the fair value of embedded copper derivatives in concentrate sales contracts of $99 million in third-quarter 2007 and $445 million for the first nine months of 2007, compared with net additions of $22 million in third-quarter 2006 and $392 million for the first nine months of 2006.

At September 30, 2007, our consolidated copper sales included 442 million pounds of copper priced at an average of $3.65 per pound and subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the September 30, 2007, pricing would impact our 2007 consolidated revenues by $29 million ($15 million impact to net income).

Adjustments to concentrate sales recognized in prior quarters decreased third-quarter 2007 revenues by $37 million ($22 million to net income or $0.05 per share), compared with an increase of $33 million ($18 million to net income or $0.08 per share) in third-quarter 2006. Adjustments to concentrate sales recognized in prior quarters increased revenues for the first nine months of 2007 by $90 million ($43 million to net income or $0.11 per share), compared with an increase of $139 million ($74 million to net income or $0.33 per share) for the first nine months of 2006.

On limited past occasions, in response to market conditions, we have entered into copper and gold price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. We currently have a very small quantity of gold production subject to price protection contracts acquired in the Phelps Dodge transaction. Also, in connection with the acquisition of Phelps Dodge, FCX assumed the 2007 copper price protection program, which resulted in charges to revenues for mark-to-market accounting adjustments totaling $44 million ($26 million to net income or $0.06 per share) for third-quarter 2007 and $212 million ($129 million to net income or $0.34 per share) from March 20, 2007, through September 30, 2007. Refer to Note 16 and “Contractual Obligations - Hedging Activities” for further discussion of the 2007 copper price protection program. FCX does not currently intend to enter into similar programs in the future.

In February 2006, we redeemed our Gold-Denominated Preferred Stock, Series II, which resulted in a charge to revenues of $69 million ($37 million to net income or $0.17 per share); and in August 2006, the final scheduled redemption, of our Silver-Denominated Preferred Stock resulted in a charge to revenues of $13 million ($7 million to net income or $0.03 per share).

Production and Delivery Costs
Excluding amounts associated with the Phelps Dodge operations ($2.1 billion, which included $277 million primarily related to purchase accounting impacts for higher values of metal inventories and stockpiles), production and delivery costs for third-quarter 2007 decreased $201 million compared with third-quarter 2006. This decrease primarily reflects changes in intersegment sales activity between PT Freeport Indonesia and Atlantic Copper and between PT Freeport Indonesia and PT Smelting, combined with lower PT Freeport Indonesia costs related to lower sales volumes in third-quarter 2007. These reductions to production and delivery costs were partly offset by increases at Atlantic Copper related to higher cost of concentrate in 2007 because of higher gold content.

Excluding amounts associated with the Phelps Dodge operations ($4.3 billion, which included $627 million primarily related to purchase accounting impacts for higher values of metal inventories and stockpiles), production and delivery costs for the first nine months of 2007 decreased by $60 million compared with the first nine months of 2006. This decrease primarily reflects changes in intersegment sales activity between PT Freeport Indonesia and Atlantic Copper, partly offset by increases at PT Freeport Indonesia costs related to higher overall sales volumes in 2007 and at Atlantic Copper related to higher cost of concentrate in 2007 because of higher copper and gold prices.

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

Depreciation, Depletion and Amortization
Excluding amounts associated with the Phelps Dodge operations ($304 million, which included $155 million related to purchase accounting impacts for the increase in the carrying value of acquired property, plant and equipment), depreciation, depletion and amortization expense for third-quarter 2007 decreased $8 million compared with third-quarter 2006. This decrease was primarily related to lower copper sales volumes at PT Freeport Indonesia during third-quarter 2007, which resulted in lower expense under the unit-of-production method.

Excluding amounts associated with the Phelps Dodge operations ($653 million, which included $369 million related to purchase accounting impacts for the increase in the carrying value of acquired property, plant and equipment), depreciation, depletion and amortization expense for the first nine months of 2007 increased $46 million compared with the first nine months of 2006. This increase was primarily related to higher overall copper sales volumes at PT Freeport Indonesia for the first nine months of 2007, which resulted in higher expense under the unit-of-production method.

Selling, General and Administrative Expense
Consolidated selling, general and administrative expense increased to $131 million in third-quarter 2007 compared with $45 million in third-quarter 2006. The increase of $86 million primarily reflects additional costs relating to the acquisition of Phelps Dodge ($69 million) and higher stock-based compensation costs ($9 million).

Consolidated selling, general and administrative expense increased to $314 million for the first nine months of 2007, compared with $111 million for the first nine months of 2006. The increase of $203 million primarily reflects additional costs relating to the acquisition of Phelps Dodge ($137 million) and higher stock-based compensation costs ($33 million) primarily related to second-quarter 2007 stock option grants.

Interest Expense, Net
Total consolidated interest expense (before capitalization) increased to $206 million in third-quarter 2007 and $494 million for the first nine months of 2007, compared with $21 million in third-quarter 2006 and $69 million for the first nine months of 2006. The increase in interest expense in the 2007 periods primarily relates to the debt incurred in connection with the acquisition of Phelps Dodge. Refer to Note 9 and “Capital Resources and Liquidity – Financing Activities” for further discussion of the debt incurred in connection with the acquisition. We expect interest expense for 2007 to be significantly higher compared with 2006 because of the acquisition debt.

Capitalized interest totaled $51 million in third-quarter 2007 and $108 million for the first nine months of 2007, compared with $3 million in third-quarter 2006 and $7 million for the first nine months of 2006. The increase in capitalized interest in 2007 primarily relates to capital expenditures for development projects at Safford and Tenke Fungurume.

Losses on Early Extinguishment and Conversion of Debt, Net
During third-quarter 2007, we recorded charges totaling $36 million ($31 million to net income or $0.07 per share) for early extinguishment of debt related to the accelerated recognition of deferred financing costs associated with refinancing the Tranche B term loan under the $11.5 billion senior credit facility.

For the first nine months of 2007, we recorded net charges totaling $171 million ($141 million to net income or $0.37 per share) for early extinguishment of debt. These net charges include $154 million ($131 million to net income) related to the accelerated recognition of deferred financing costs associated with early repayment of amounts under the $11.5 billion senior credit facility, including the refinancing of the Tranche B term loan. Also included is $17 million ($10 million to net income) recorded in second-quarter 2007 related to premiums paid and the accelerated recognition of deferred financing costs associated with the May 2007 redemption of our 10⅛% Senior Notes.

During the first nine months of 2006, we recorded net charges totaling approximately $32 million ($30 million to net income or $0.14 per share) for early extinguishment and conversion of debt including charges associated with the completion of a tender offer to induce conversion of $286 million of our 7% convertible senior notes into FCX common stock, privately negotiated transactions to induce conversion of $30.5 million of our 7%

Convertible Senior Notes into FCX common stock and open-market purchases of $11.5 million of our 10⅛% Senior Notes.

Gains on Sales of Assets
Gains on sales of assets totaled $47 million ($29 million to net income or $0.06 per share) for third-quarter 2007 and $85 million ($52 million to net income or $0.14 per share) for the first nine months of 2007 primarily associated with sales of marketable securities.

Atlantic Copper recorded gains on sales of assets totaling $21 million in third-quarter 2006 and $30 million for the first nine months of 2006 for the disposition of land and certain royalty rights.

Other Income, Net
Other income, net, increased to $48 million in third-quarter 2007 and $110 million for the first nine months of 2007, compared with $6 million in third-quarter 2006 and $17 million for the first nine months of 2006. The increases in other income for the 2007 periods primarily relates to higher interest income.

Other net income includes interest income totaling $39 million in third-quarter 2007 and $101 million for the first nine months of 2007. Interest income totaled $7 million in third-quarter 2006 and $19 million for the first nine months of 2006. The overall increase in interest income was related to higher cash balances.

Provision for Income Taxes
Our third-quarter 2007 income tax provision from continuing operations included taxes on international operations ($584 million) and U.S. taxes ($69 million). FCX’s income tax provision from continuing operations for the first nine months of 2007 included taxes on international operations ($1.7 billion) and U.S. taxes ($161 million).

The difference between FCX’s consolidated effective income tax rate of approximately 37 percent for the first nine months of 2007 and the U.S. federal statutory rate of 35 percent primarily was attributable to withholding taxes related to earnings from Indonesian and South American mining operations and a U.S. foreign tax credit limitation, partly offset by a U.S. benefit for percentage depletion.

FCX’s income tax provision for third-quarter 2006 ($304 million) and for the first nine months of 2006 ($836 million) primarily reflected taxes on PT Freeport Indonesia’s earnings. The difference between FCX’s effective income tax rate of approximately 43 percent for the first nine months of 2006 and PT Freeport Indonesia’s Contract of Work rate of 35 percent primarily was attributable to withholding taxes related to earnings from Indonesian mining operations and income taxes incurred by PT Indocopper Investama.

A summary of the significant components in the calculation of our consolidated provision for income taxes for the first nine months of 2007 follows (in millions, except percentages):

		Effective	Provision for
	Income[a]	Tax Rate	Income Tax
North America
Income before taxes and minority interests	$1,076	32%	$339
Purchase accounting adjustments	(723)	39%	(280)
Subtotal	353		59
South America
Income before taxes and minority interest	2,006	34%	676
Purchase accounting adjustments	(273)	34%	(92)
Subtotal	1,733		584
Indonesia
Income before taxes and minority interests	2,947	43%	1,275
Other
Income before taxes and minority interests	25	28%	7
Annualized rate adjustment[b]	N/A	N/A	(50)

Consolidated totals	$5,058	37%	$1,875

a.	Represents income from continuing operations before income taxes and minority interests.

b.
In accordance with APB Opinion No. 28, “Interim Financial Reporting,” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28,” (FIN 18) we adjust our interim provision for income taxes to equal our estimated annualized tax rate, currently 37 percent.

Refer to Note 10 for further discussion of income taxes.

Minority Interests in Net Income of Consolidated Subsidiaries
Minority interests in net income of consolidated subsidiaries increased to $307 million in third-quarter 2007, compared with $46 million in third-quarter 2006. The increase of $261 million primarily was attributable to additional amounts associated with our South American mining operations ($269 million).

Minority interests in net income of consolidated subsidiaries increased to $728 million for the first nine months of 2007, compared with $115 million for the first nine months of 2006. The increase of $613 million primarily was attributable to additional amounts associated with our South American mining operations ($542 million), along with an increase related to higher 2007 earnings at PT Freeport Indonesia ($71 million).

RESULTS OF OPERATIONS

Following the acquisition of Phelps Dodge, our business consists of three primary operating divisions –North American mining, South American mining and Indonesian mining. Refer to “Mining Operations” for further discussion of the operations associated with these divisions. A summary of revenues by division, which includes the results of Phelps Dodge beginning March 20, 2007, follows (in millions):

	Third-Quarter 2007			Third-Quarter 2006
	Unaffiliated	Inter-		Unaffiliated	Inter-
	Customers	segment	Total	Customers	segment	Total
North American mining[a]	$3,007	$4	$3,011	$–	$–	$–
South American mining[b]	799	550	1,349	–	–	–
Indonesian mining	570	267	837	1,021	241	1,262
Atlantic Copper smelting & refining	688	–	688	613	–	613
Corporate, other & eliminations	2	(821)	(819)	2	(241)	(239)
Consolidated revenues	$5,066	$–	$5,066	$1,636	$–	$1,636

	Nine Months Ended
	September 30, 2007			September 30, 2006
	Unaffiliated	Inter-		Unaffiliated	Inter-
	Customers	segment	Total	Customers	segment	Total
North American mining[a]	$6,005	$8	$6,013	$–	$–	$–
South American mining[b]	1,668	1,175	2,843	–	–	–
Indonesian mining	3,317	991	4,308	2,421	673	3,094
Atlantic Copper smelting & refining	1,761	–	1,761	1,722	–	1,722
Corporate, other & eliminations	4	(2,174)	(2,170)	5	(673)	(668)
Consolidated revenues	$12,755	$–	$12,755	$4,148	$–	$4,148

a.	Includes our operating mines at Morenci, Bagdad, Sierrita, Chino and Tyrone. Also includes our Manufacturing and Primary Molybdenum operations (refer to Note 17).

b.	Includes our operating mines at Candelaria, Ojos del Salado, El Abra and Cerro Verde (refer to Note 17).

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

A summary of operating income (loss) by operating division, which includes the results of Phelps Dodge beginning March 20, 2007, follows (in millions):
				Nine Months Ended
	Third-Quarter			September 30,
	2007		2006	2007		2006
North American mining	$630		$–	$1,005		$–
South American mining	800		–	1,711		–
Indonesian mining	399		813	2,953		1,871
Atlantic Copper smelting & refining	1		20	10		55
Corporate, other & eliminations	47		(98)	(276)		80
Consolidated operating income	$1,877	[a]	$735	$5,403	[a]	$2,006

a.
Operating income includes purchase accounting adjustments totaling $432 million for third-quarter 2007 and approximately $1.0 billion for the first nine months of 2007 (refer to Note 17). These adjustments primarily relate to the impacts of increases in the carrying values of Phelps Dodge’s metal inventories (including mill and leach stockpiles) and property, plant and equipment.

We also allocate certain operating costs, expenses and capital to the operating divisions and individual segments. Accordingly, any division or segment information reflects management determinations that may not be indicative of actual financial performance of each operating division or segment as if it was an independent entity.

MINING OPERATIONS

North American Mining
Our North American mining operations comprise copper operations from mining through rod production, molybdenum operations from mining through conversion to chemical and metallurgical products, and the marketing and sale of both product lines. Through our wholly owned subsidiary, Phelps Dodge, we have five operating copper mines in North America – Morenci, Bagdad, Sierrita, Chino and Tyrone.

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

Construction of the concentrate-leach, direct-electrowinning facility at Morenci is essentially complete and the facility is currently being commissioned. This project uses FCX’s proprietary medium-temperature, pressure-leaching and direct-electrowinning technology, which will enhance cost savings by processing concentrates on-site instead of shipping concentrates to smelters for treatment and by providing acid for leaching operations. FCX’s share of the concentrate produced by Morenci will continue to be treated at the smelter located in Miami, Arizona, until the Morenci concentrate-leach facility is completed. With the recent restart of the mill, this project is designed to add 115 million pounds of copper per year. The overall project required a total capital investment of approximately $250 million.

Manufacturing. The Manufacturing segment consists of copper conversion facilities, including our smelter, refinery, rod mills and specialty copper products facility. This segment processes copper produced at our North American mines and copper purchased from others into copper anode, cathode, rod and custom copper shapes. The Miami smelter is the most significant source of sulfuric acid for the various North American leaching operations. In addition, at times this segment smelts and refines copper and produces copper rod and shapes for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to our facilities for processing into a product that is returned to the customer. The customer pays us for processing their material into the specified products.

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

We are in the final stages of evaluating the restart of the Climax primary molybdenum mine near Leadville, Colorado, which has been on care-and-maintenance status since 1995. Climax is believed to be the largest, highest-grade and lowest-cost undeveloped molybdenum ore body in the world. The initial project would involve the restart of open pit mining and the construction of a new mill. Annual production is expected to approximate 30 million pounds of molybdenum at estimated cash costs of approximately $3.50 per pound. Capital cost estimates for the initial project approximate $500 million and the facilities could be in operation by 2010. Based on our expectation that the evaluation study will confirm the restart of Climax as an attractive economic project, we began ordering long lead-time equipment in second-quarter 2007. A final investment decision is expected by the end of 2007.

The molybdenum resource at Climax is large and the project is designed to enable the consideration of further large-scale expansion and FCX will consider a second phase of the Climax project, which could potentially double annual molybdenum production at Climax.

Other North American mining operations. Other North American mining operations include our other southwestern U.S. copper mines – Bagdad, Sierrita, Chino, Cobre, Tyrone, Miami, Bisbee and Tohono. In addition to copper, the Bagdad, Sierrita and Chino mines produce molybdenum, gold and silver, and the Sierrita mine also produces rhenium. Other North American mining operations also include the Safford copper mine, which is currently under development (refer to further discussion below), a sales company that functions as an agent to purchase and sell copper from the North American mines and the Manufacturing segment and also purchases and sells any copper not sold by our South American mines to third parties, and other ancillary operations.

The Safford copper mine will produce ore from two open-pit mines located in southeastern Arizona and includes a solution extraction/electrowinning facility, which is nearing completion. Construction commenced in August 2006, and first production is expected in late 2007, with ramp-up to full production of approximately 240 million pounds per year in the first half of 2008. The total capital investment for this project is approximately $625 million, with over 70 percent spent as of September 30, 2007 (including amounts spent prior to the acquisition of Phelps Dodge). For fourth-quarter 2007, we expect additional spending of approximately $90 million associated with the development of the Safford mining complex.

North American mining added $3.0 billion in revenues and $630 million of operating income to our third-quarter 2007 results, and $6.0 billion in revenues and $1.0 billion of operating income to our results for the first nine months of 2007, including charges to revenues for mark-to-market accounting adjustments on the 2007 copper price protection program totaling $44 million for third-quarter 2007 and $212 million from March 20, 2007, through September 30, 2007. Refer to Note 16 and “Contractual Obligations – Hedging Activities” for further discussion of the 2007 copper price protection program.

The following discussion of our North American mining operations covers the full three and nine-month periods ending September 30, 2007 and 2006, including periods prior to our acquisition of these operations:

			Nine Months Ended
	Third-Quarter		September 30,
	2007	2006	2007	2006
Consolidated North American Mining Operations	(Actual)	(Pro Forma)	(Pro Forma)	(Pro Forma)
Copper (millions of recoverable pounds)
Production	357	322	993	976
Sales	376	303	1,016	970
Average realized price per pound, excluding hedging	$3.48	$3.48	$3.29	$3.00
Average realized price per pound, including hedging[a]	$3.37	$3.00	$3.06	$1.75

Molybdenum (millions of recoverable pounds)
Production	18	16	53	51
Sales	16	16	50	51
Average realized price per pound	$27.89	$22.59	$25.12	$21.59

Solution extraction/electrowinning (SX/EW) operations
Leach ore placed in stockpiles (metric tons per day)	797,600	772,600	739,800	816,900
Average copper ore grade (percent)	0.21	0.32	0.25	0.30
Copper production (millions of recoverable pounds)	216	223	637	675

Mill operations
Ore milled (metric tons per day)	226,400	203,100	221,000	194,800
Average ore grade (percent)
Copper	0.36	0.33	0.34	0.33
Molybdenum	0.03	0.02	0.02	0.02
Production (millions of recoverable pounds)
Copper	141	99	356	301
Molybdenum (by-product)	8	7	23	23

Primary molybdenum mine
Ore milled (metric tons per day)	22,300	19,500	24,000	22,000
Average molybdenum ore grade (percent)	0.25	0.25	0.23	0.23
Molybdenum production (millions of recoverable pounds)	10	9	30	28

a.	Includes the impact of hedging losses related to copper price protection programs.

North American copper sales volumes for the third quarter and first nine months of 2007 were higher than sales volumes in the comparable 2006 periods primarily because of higher production at Bagdad and at Morenci primarily because of expanded production from the mill, which was operating close to projected capacity at the end of third-quarter 2007. Additionally, higher sales volumes were also associated with timing of shipments. Consolidated copper sales from North American operations totaled approximately 1.3 billion pounds in 2006 and are expected to approximate 1.3 billion pounds for 2007, including sales volumes prior to our acquisition of Phelps Dodge. In the first nine months of 2007, sales from these operations totaled 1.0 billion pounds of copper and are expected to approximate 325 million pounds in fourth-quarter 2007.

Consolidated molybdenum sales volumes and ore grades for the third quarter and first nine months of 2007 were comparable to the 2006 periods. Consolidated molybdenum sales volumes totaled 69 million pounds in 2006 and are expected to approximate 68 million pounds for 2007, including sales volumes prior to our acquisition of Phelps Dodge. Consolidated molybdenum sales volumes totaled 50 million pounds in the first nine months of 2007 and are expected to approximate 18 million pounds for fourth-quarter 2007. Approximately 65 percent of our expected 2007 molybdenum production and approximately 75 percent of our expected 2008 molybdenum production is committed for sale throughout the world pursuant to annual or quarterly agreements based primarily on prevailing market prices one month prior to the time of sale.

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

The following tables summarize the actual unit net cash costs at the North American copper mines for third-quarter 2007 and the pro forma unit net cash costs for third-quarter 2006 and the full nine-month periods ended September 30, 2007 and 2006 (Henderson, a molybdenum mine, is not included in the below gross profit per pound calculations – refer to the separate “Primary Molybdenum (Henderson) Unit Net Cash Cost” tables). Additionally, for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to pro forma sales refer to “Product Revenues and Production Costs.”

Gross Profit per Pound of Copper and Molybdenum

Three Months Ended September 30, 2007
	By-Product	Co-Product Method
	Method	Copper	Molybdenum	[a]

Revenues, after adjustments shown below	$3.51	$3.51	$31.80

Site production and delivery, before net noncash and
nonrecurring costs shown below	1.40	1.22	9.69
By-product credits [a]	(0.66)	–	–
Treatment charges	0.09	0.09	–
Unit net cash costs	0.84	1.31	9.69
Depreciation and amortization	0.18	0.16	0.95
Noncash and nonrecurring costs, net	0.01	0.01	0.02
Total unit costs	1.03	1.49	10.66
Revenue adjustments, primarily for pricing on prior period
open sales and hedging	(0.15)	(0.15)	–
Idle facility and other non-inventoriable costs	(0.02)	(0.02)	–
Gross profit	$2.31	$1.85	$21.14

Consolidated sales
Copper (in million pounds)	376	376
Molybdenum (in million pounds)			8

a.	Molybdenum by-product credits reflect volumes produced at market-based pricing, and also include tolling revenues at Sierrita.

Gross Profit per Pound of Copper and Molybdenum (Pro Forma)

Three Months Ended September 30, 2006
	By-Product	Co-Product Method
	Method	Copper	Molybdenum	[a]

Revenues, after adjustments shown below	$3.40	$3.40	$25.39

Site production and delivery, before net noncash and
nonrecurring costs shown below	1.23	1.03	8.29
By-product credits [a]	(0.66)	–	–
Treatment charges	0.07	0.07	–
Unit net cash costs	0.64	1.10	8.29
Depreciation and amortization	0.11	0.10	0.52
Noncash and nonrecurring costs, net	0.02	0.01	0.02
Total unit costs	0.77	1.21	8.83
Revenue adjustments, primarily for pricing on prior period
open sales and hedging	(0.41)	(0.41)	–
Idle facility and other non-inventoriable costs	(0.02)	(0.02)	–
Gross profit	$2.20	$1.76	$16.56

Consolidated sales
Copper (in million pounds)	302	302
Molybdenum (in million pounds)			7

a.	Molybdenum by-product credits reflect volumes produced at market-based pricing, and also include tolling revenues at Sierrita.

Nine Months Ended September 30, 2007
	By-Product	Co-Product Method
	Method	Copper	Molybdenum	[a]

Revenues, after adjustments shown below	$3.19	$3.19	$28.57

Site production and delivery, before net noncash and
nonrecurring costs shown below	1.39	1.20	9.83
By-product credits [a]	(0.65)	–	–
Treatment charges	0.08	0.08	–
Unit net cash costs	0.83	1.28	9.83
Depreciation and amortization	0.14	0.12	0.94
Noncash and nonrecurring costs, net	0.02	0.02	0.03
Total unit costs	0.99	1.42	10.80
Revenue adjustments, primarily for pricing on prior period
open sales and hedging	(0.13)	(0.13)	–
Idle facility and other non-inventoriable costs	(0.03)	(0.03)	–
Gross profit	$2.05	$1.62	$17.77

Consolidated sales
Copper (in million pounds)	1,004	1,004
Molybdenum (in million pounds)			23

a.	Molybdenum by-product credits reflect volumes produced at market-based pricing, and also include tolling revenues at Sierrita.

Nine Months Ended September 30, 2006
	By-Product	Co-Product Method
	Method	Copper	Molybdenum	[a]

Revenues, after adjustments shown below	$3.15	$3.15	$24.48

Site production and delivery, before net noncash and
nonrecurring costs shown below	1.08	0.86	9.75
By-product credits [a]	(0.60)	–	–
Treatment charges	0.07	0.07	–
Unit net cash costs	0.55	0.92	9.75
Depreciation and amortization	0.11	0.09	0.75
Noncash and nonrecurring costs, net	0.01	0.01	0.03
Total unit costs	0.67	1.02	10.53
Revenue adjustments, primarily for pricing on prior period
open sales and hedging	(1.41)	(1.41)	–
Idle facility and other non-inventoriable costs	(0.02)	(0.02)	–
Gross profit	$1.05	$0.70	$13.95

Consolidated sales
Copper (in million pounds)	962	962
Molybdenum (in million pounds)			23

a.	Molybdenum by-product credits reflect volumes produced at market-based pricing, and also include tolling revenues at Sierrita.

North American unit net cash costs in the third quarter and first nine months of 2007 were higher than the comparable 2006 periods primarily because of higher maintenance, labor and other input costs.

Assuming average prices of $3.50 per pound of copper and $30 per pound of molybdenum for fourth-quarter 2007 and achievement of current 2007 sales estimates, we estimate that our pro forma 2007 average unit net cash costs for our North American mines, including molybdenum credits, would approximate $0.80 per pound of copper.

Primary Molybdenum (Henderson) Unit Net Cash Costs. The following table summarizes the actual unit net cash costs at the Henderson mine for third-quarter 2007 and the pro forma unit net cash costs for third-quarter 2006 and the full nine-month periods ended September 30, 2007 and 2006. For a reconciliation of unit net cash costs per pound to production and delivery costs applicable to actual and pro forma sales refer to “Product Revenues and Production Costs.”

Primary Molybdenum (Henderson) Gross Profit per Pound

			Nine Months Ended
	Third-Quarter		September 30,
	2007	2006	2007	2006
	(Actual)	(Pro Forma)	(Pro Forma)	(Pro Forma)
Revenues, after adjustments shown below	$28.22	$22.77	$25.22	$21.76
Site production and delivery, before net noncash
and nonrecurring costs shown below	4.34	3.92	4.20	3.60
Unit net cash costs	4.34	3.92	4.20	3.60
Depreciation and amortization	0.87	0.93	0.85	0.90
Noncash and nonrecurring costs, net	0.02	0.02	0.02	0.02
Total unit costs	5.22	4.87	5.07	4.52
Gross profit[a]	$23.00	$17.90	$20.15	$17.24

Consolidated molybdenum sales (in million pounds)	10	9	30	28

a.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Primary Molybdenum segment includes profits on sales as they are made to third parties and realizations based on actual contract terms.

Henderson’s unit net cash costs per pound of molybdenum for the third quarter and first nine months of 2007 were higher than the comparable 2006 periods primarily because of higher input costs, including labor, supplies and service costs, and higher taxes, partly offset by lower energy costs. Assuming achievement of current 2007 sales estimates, we estimate pro forma 2007 average unit net cash costs for Henderson at approximately $4.30 per pound of molybdenum.

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

Cerro Verde recently completed a $900 million mill expansion project, which permits the mining and processing of a primary sulfide ore body beneath the leachable ore body currently in production. Through the expansion, approximately 1.4 billion metric tons of sulfide mill ore averaging 0.47 percent copper and 0.02 percent molybdenum will be processed through the new concentrator. In June 2007, the mill reached design capacity of 108,000 metric tons of ore per day and averaged 104,700 metric tons per day in third-quarter 2007. With the completion of the expansion, copper production at Cerro Verde initially is expected to approximate 650 million pounds per year (approximately 348 million pounds per year for our share). In addition, the expansion is expected to produce an average of approximately 8 million pounds of molybdenum per year (approximately 4 million pounds per year for our share) for the next five years.

Our acquisition of Phelps Dodge is deemed under Peruvian law to be an indirect acquisition of over 50 percent of the voting shares of Sociedad Minera Cerro Verde S.A.A. (SMCV), the publicly-traded entity that owns Cerro Verde. Pursuant to applicable Peruvian regulations, we were required to conduct a tender offer for 24.87 percent of the minority interest in SMCV. Accordingly, on August 1, 2007, one of our subsidiaries submitted a tender offer for these shares. Certain minority holders waived their rights to participate in the tender offer and after taking this into account, the shares remaining for purchase totaled 6.94 percent of the SMCV shares. The offering price of $14.40 per share of SMCV was determined by an independent appraiser appointed by Peruvian regulators. The tender offer remained open through August 29, 2007. On August 29, 2007, the Lima Stock Exchange declared that the tender offer had concluded, with no shareholders tendering their shares.

The impact of the national strike in Peru that began on November 5, 2007, has had minimal impact on Cerro Verde. Cerro Verde continues to operate safely, and through the date of this filing there has been no impact on production. If the strike continues, production at Cerro Verde may be affected.

Other South American Mining Operations. Other South American mining operations include our other South American copper mines – Candelaria, Ojos del Salado and El Abra – which include open-pit and underground mining, sulfide ore concentrating, leaching, solution extraction and electrowinning. In addition to copper, the Candelaria and Ojos del Salado mines produce gold and silver. We own an 80 percent partnership interest in both the Candelaria and Ojos del Salado mines, and own a 51 percent partnership interest in the El Abra mine.

At the end of 2006, a feasibility study was completed to evaluate the development of the large sulfide deposit at El Abra. This project would extend the mine life by nine years and is expected to provide an additional 325 million pounds of copper per year. Copper production from the sulfides is expected to begin in 2010. A substantial portion of the existing facilities at El Abra will be used to process the additional reserves, minimizing capital spending requirements. We estimate total capital for this project to approximate $450 million, the majority of which will be spent between 2008 and 2011. An environmental impact study associated with the sulfide project is being reviewed by Chilean authorities.

South American mining added $1.3 billion in revenues and $800 million of operating income to our third-quarter 2007 results, and $2.8 billion in revenues and $1.7 billion of operating income to our results for the first nine months of 2007.

The following discussion of our South American mining operations covers the full three and nine-month periods ended September 30, 2007 and 2006, including periods prior to our acquisition of these operations:

			Nine Months Ended
	Third-Quarter		September 30,
	2007	2006	2007	2006
Consolidated South American Mining Operations	(Actual)	(Pro Forma)	(Pro Forma)	(Pro Forma)
Copper (millions of recoverable pounds)
Production	377	281	1,022	853
Sales	376	295	1,020	860
Average realized price per pound	$3.63	$3.52	$3.48	$3.08

Gold (thousands of recoverable ounces)
Production	31	27	83	86
Sales	31	27	84	85
Average realized price per ounce	$679.30	$672.59	$666.94	$545.88

Solution extraction/electrowinning (SX/EW) operations
Leach ore placed in stockpiles (metric tons per day)	286,700	265,600	289,300	257,500
Average copper ore grade (percent)	0.45	0.42	0.42	0.45
Copper production (millions of recoverable pounds)	139	176	430	523

Mill operations
Ore milled (metric tons per day)	181,400	69,300	163,700	64,300
Average copper ore grade (percent)	0.76	0.81	0.72	0.88
Copper production (millions of recoverable pounds)	238	105	592	330

South American copper sales volumes for the third quarter and first nine months of 2007 were higher than sales volumes in the comparable 2006 periods primarily reflecting expanded production from Cerro Verde’s new concentrator, partly offset by lower production at El Abra. Consolidated copper sales from South American operations totaled approximately 1.1 billion pounds in 2006 and are expected to approximate 1.4 billion pounds for 2007, including sales volumes prior to our acquisition of Phelps Dodge. In the first nine months of 2007, sales from these operations totaled 1.0 billion pounds of copper, and are expected to approximate 385 million pounds for fourth-quarter 2007. The increase in projected copper sales for 2007 primarily reflects the additional production resulting from the new Cerro Verde concentrator, which reached design capacity during second-quarter 2007.

Unit Net Cash Costs.  Unit net cash costs per pound of copper, calculated under the by-product method, is a measure intended to provide investors with information about the cash generating capacity of our mining operations expressed on a basis relating to the primary metal product for our respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

The following tables summarize the actual unit net cash costs at the South American copper mines for third-quarter 2007 and the pro forma unit net cash costs for third-quarter 2006 and the full nine-month periods ended September 30, 2007 and 2006. The below tables reflect unit net cash costs per pound of copper under the by-product and co-product methods as the South American mines also had small amounts of gold and silver sales in the three and nine-month periods ended September 30, 2007. For a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in FCX’s consolidated financial statements, refer to “Product Revenues and Production Costs.”

Gross Profit per Pound of Copper

Three Months Ended September 30, 2007
	By-Product	Co-Product
	Method	Method
Revenues, after adjustments shown below	$3.82	$3.82
Site production and delivery, before net noncash and
nonrecurring costs shown below	0.98	0.95
By-product credits	(0.09)	–
Treatment charges	0.24	0.24
Unit net cash costs	1.14	1.19
Depreciation and amortization	0.15	0.14
Noncash and nonrecurring costs, net	–	–
Total unit costs	1.28	1.33
Revenue adjustments, primarily for pricing on prior period
open sales and hedging	(0.09)	(0.09)
Idle facility and other non-inventoriable costs	(0.02)	(0.02)
Gross profit	$2.43	$2.38

Consolidated sales
Copper (in million pounds)	376	376

Gross Profit per Pound of Copper (Pro Forma)

Three Months Ended September 30, 2006
	By-Product	Co-Product
	Method	Method
Revenues, after adjustments shown below	$3.52	$3.52
Site production and delivery, before net noncash and
nonrecurring costs shown below	0.87	0.85
By-product credits	(0.07)	–
Treatment charges	0.20	0.19
Unit net cash costs	1.00	1.04
Depreciation and amortization	0.17	0.17
Noncash and nonrecurring costs, net	–	–
Total unit costs	1.17	1.22
Revenue adjustments, primarily for pricing on prior period
open sales and hedging	0.03	0.03
Idle facility and other non-inventoriable costs	(0.02)	(0.02)
Gross profit	$2.36	$2.31

Consolidated sales
Copper (in million pounds)	295	295

Nine Months Ended September 30, 2007
	By-Product	Co-Product
	Method	Method
Revenues, after adjustments shown below	$3.47	$3.47
Site production and delivery, before net noncash and
nonrecurring costs shown below	0.89	0.86
By-product credits	(0.08)	–
Treatment charges	0.21	0.21
Unit net cash costs	1.02	1.07
Depreciation and amortization	0.16	0.15
Noncash and nonrecurring costs, net	–	–
Total unit costs	1.18	1.22
Revenue adjustments, primarily for pricing on prior period
open sales and hedging	0.02	0.02
Idle facility and other non-inventoriable costs	(0.02)	(0.02)
Gross profit	$2.29	$2.25

Consolidated sales
Copper (in million pounds)	1,020	1,020

Nine Months Ended September 30, 2006
	By-Product	Co-Product
	Method	Method
Revenues, after adjustments shown below	$3.24	$3.24
Site production and delivery, before net noncash and
nonrecurring costs shown below	0.77	0.75
By-product credits	(0.08)	–
Treatment charges	0.18	0.18
Unit net cash costs	0.87	0.93
Depreciation and amortization	0.17	0.17
Noncash and nonrecurring costs, net	–	–
Total unit costs	1.04	1.10
Revenue adjustments, primarily for pricing on prior period
open sales and hedging	(0.05)	(0.04)
Idle facility and other non-inventoriable costs	(0.02)	(0.02)
Gross profit	$2.13	$2.09

Consolidated sales
Copper (in million pounds)	860	860

South American unit net cash costs in the third quarter and first nine months of 2007 were higher than in the comparable 2006 periods primarily because of higher costs at Cerro Verde associated with its voluntary contribution programs, including the additional liability recorded in third-quarter 2007 associated with local mining fund contributions (refer to “Other Mining Matters” for further discussion of the Cerro Verde local mining fund contributions). Additionally, higher unit net cash costs in the 2007 periods reflect higher energy costs, including increased consumption associated with Cerro Verde’s new concentrator, and higher equipment maintenance and other input costs at Candelaria, partly offset by higher volumes. Assuming achievement of current 2007 sales estimates, we estimate that our pro forma 2007 average unit net cash costs for our South American mines, including gold credits, would approximate $1.00 per pound of copper.

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

			Nine Months Ended
	Third-Quarter		September 30,
Indonesian Mining Operations	2007	2006	2007	2006
Consolidated, net of Rio Tinto’s Interest
Copper (millions of recoverable pounds)
Production	177	308	943	766
Sales	197	324	948	769
Average realized price per pound	$3.63	$3.43	$3.48	$3.38
Gold (thousands of recoverable ounces)
Production	182	449	2,051	1,218
Sales	234	478	2,061	1,228
Average realized price per ounce	$694.95	$608.57	$668.47	$540.67	[a]

100% Operating Data, including Rio Tinto’s Interest
Ore milled (metric tons per day)	198,600	230,100	213,900	223,600
Average ore grade
Copper (percent)	0.58	0.85	0.88	0.76
Gold (grams per metric ton)	0.70	0.83	1.47	0.81
Recovery rates (percent)
Copper	89.1	85.9	90.9	84.3
Gold	83.0	80.5	87.4	79.4
Copper (millions of recoverable pounds)
Production	194	325	984	831
Sales	214	343	989	834
Gold (thousands of recoverable ounces)
Production	327	456	2,362	1,253
Sales	383	487	2,371	1,267

a.	Amount was $597.07 per ounce before a loss resulting from redemption of FCX’s Gold-Denominated Preferred Stock, Series II.

PT Freeport Indonesia’s share of sales totaled 197 million pounds of copper and 234 thousand ounces of gold for third-quarter 2007, and 948 million pounds of copper and 2.1 million ounces of gold for the first nine months of 2007. Sales volumes for third-quarter 2007 decreased when compared to third-quarter 2006 primarily because of mining in a relatively low-grade section of the Grasberg open pit. However, overall sales volumes for the first nine months of 2007 increased when compared with the first nine months of 2006 primarily because of higher ore grades during the first half of 2007 and higher recovery rates.

At the Grasberg mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production, resulting in varying quarterly and annual sales of copper and gold. PT Freeport Indonesia expects to continue mining in a relatively low-grade section of the Grasberg open pit in fourth-quarter 2007 and in the first half of 2008. Consolidated copper sales from PT Freeport Indonesia are expected to approximate 1.1 billion pounds for 2007, with approximately 165 million pounds in fourth-quarter 2007. Consolidated gold sales from PT Freeport Indonesia are expected to approximate 2.1 million ounces for 2007, with approximately 70 thousand ounces in fourth-quarter 2007.

Mill throughput, which varies depending on ore types being processed, averaged 198,600 metric tons of ore per day in third-quarter 2007 and 213,900 metric tons of ore per day for the first nine months of 2007, compared with 230,100 metric tons of ore per day in third-quarter 2006 and 223,600 metric tons of ore per day for the first nine months of 2006. Mill rates have varied during 2007 depending on ore types mined and are expected to average approximately 188,000 metric tons of ore per day during fourth-quarter 2007.

Approximate average daily throughput processed at PT Freeport Indonesia’s mill facilities from each producing mine follows (metric tons of ore per day):
			Nine Months Ended
	Third-Quarter		September 30,
	2007	2006	2007	2006
Grasberg open pit	143,000	182,900	162,300	177,500
Deep Ore Zone (DOZ) underground mine	55,600	47,200	51,600	46,100
Total mill throughput	198,600	230,100	213,900	223,600

Production from the DOZ underground mine averaged 55,600 metric tons of ore per day in third-quarter 2007, representing approximately 28 percent of mill throughput. In second-quarter 2007, PT Freeport Indonesia completed the expansion of the capacity of the DOZ underground operation to allow a sustained rate of 50,000 metric tons per day, with third-quarter 2007 rates averaging 55,600 metric tons per day. Total cost for this expansion was $63 million, with PT Freeport Indonesia’s 60 percent share totaling $38 million. PT Freeport Indonesia’s further expansion of the DOZ mine to 80,000 metric tons of ore per day is under way with completion targeted by 2010. The capital cost for this further expansion is expected to approximate $100 million, with PT Freeport Indonesia’s 60 percent share totaling approximately $60 million. The success of the development of the DOZ mine, one of the world’s largest underground mines, provides confidence in the future development of PT Freeport Indonesia’s large-scale undeveloped ore bodies.

In 2004, PT Freeport Indonesia commenced its “Common Infrastructure” project, which will provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. The Common Infrastructure project is progressing according to plan. PT Freeport Indonesia has also advanced development of the Grasberg spur and as of September 30, 2007, has completed 89 percent of the tunneling required to reach the Grasberg underground ore body. PT Freeport Indonesia expects the Grasberg spur to reach the Grasberg underground ore body and to initiate multi-year mine development activities in the first half of 2008. Work on the Grasberg underground ore body continues with PT Freeport Indonesia’s share of capital expenditures totaling approximately $48 million for the first nine months of 2007 and projected to total approximately $70 million for 2007.

The Big Gossan underground mine is a high-grade deposit located near the existing milling complex. The Big Gossan mine is being developed as an open-stope mine with backfill consisting of mill tailings and cement, an established mining methodology expected to be higher-cost than the block-cave method used at the DOZ mine. Production is expected to ramp up to full production of 7,000 metric tons per day in late 2010 (average annual aggregate incremental production of 135 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts). As a result of higher costs and scoping changes associated with this project, we have updated our capital cost estimate to approximately $400 million. Capital expenditures incurred to date on this project total $153 million. Recent increases in labor costs, currency exchange rates and other construction costs, along with changes in scope, have resulted in spending above previous estimates.

Indonesian Mining Revenues. A summary of changes in PT Freeport Indonesia’s revenues between periods follows (in millions):
	Third	Nine
	Quarter	Months
PT Freeport Indonesia revenues – prior year period	$1,262	$3,094
Price realizations:
Copper	39	97
Gold	20	263
Sales volumes:
Copper	(434)	607
Gold	(148)	450
Adjustments, primarily for copper pricing on prior
period/year open sales	7	(173)
Treatment charges, royalties and other	91	(30)
PT Freeport Indonesia revenues – current year period	$837	$4,308

PT Freeport Indonesia’s share of third-quarter 2007 sales decreased to 197 million pounds of copper and 234 thousand ounces of gold, compared with 324 million pounds and 478 thousand ounces in third-quarter 2006, primarily because of mining in a relatively low-grade section of the Grasberg open pit. Realized copper prices improved by $0.20 per pound to an average of $3.63 per pound in third-quarter 2007 compared with $3.43 per pound in third-quarter 2006. Realized gold prices improved by $86.38 per ounce to an average of $694.95 per ounce in third-quarter 2007 compared with $608.57 per ounce in third-quarter 2006.

For the first nine months of 2007, PT Freeport Indonesia’s share of sales increased to 948 million pounds of copper and 2.1 million ounces of gold, compared with 769 million pounds and 1.2 million ounces for the first nine months of 2006 primarily because of higher ore grades during the first half of 2007 and higher recovery rates. Realized copper prices improved by $0.10 per pound to an average of $3.48 per pound for the first nine months of 2007 compared with $3.38 for the first nine months of 2006. Realized gold prices improved by $127.80 per ounce to an average of $668.47 per ounce for the first nine months of 2007 compared with $540.67 per ounce for the first nine months of 2006, which included a reduction of $56.40 per ounce for revenue adjustments associated with the redemption of our Gold-Denominated Preferred Stock, Series II.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. Third-quarter 2007 royalties of $20 million decreased when compared with $37 million for third-quarter 2006 primarily because of lower sales volumes. For the first nine months of 2007 royalties increased to $117 million when compared with $80 million for the first nine months of 2006 reflecting higher overall sales volumes and metal prices. Based on current 2007 sales estimates for PT Freeport Indonesia, if copper prices average $3.50 per pound and gold prices average $750 per ounce for fourth-quarter 2007, royalty costs would total approximately $132 million ($0.12 per pound of copper) in 2007.

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

Unit Net Cash Costs. Unit net cash costs per pound of copper, calculated under the by-product method, is a measure intended to provide investors with information about the cash generating capacity of our mining operations expressed on a basis relating to the primary metal product for our respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

The following tables summarize the unit net cash costs at our Indonesian mining operations for the three and nine-month periods ended September 30, 2007 and 2006. For a reconciliation of unit cash costs per pound to production and delivery applicable to sales reported in FCX’s consolidated financial statements, refer to “Production Revenues and Production Costs.”

Gross Profit per Pound of Copper/per Ounce of Gold and Silver

Three Months Ended September 30, 2007
	By-Product	Co-Product Method
	Method	Copper	Gold	Silver
Revenues, after adjustments shown below	$3.63	$3.63	$694.95	$12.81

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.76	1.43	270.62	4.33
Gold and silver credits	(0.90)	–	–	–
Treatment charges	0.34	0.28	52.65	0.84
Royalty on metals	0.10	0.08	15.57	–
Unit net cash costs	1.30	1.79	338.84	5.17
Depreciation and amortization	0.22	0.17	33.13	0.53
Noncash and nonrecurring costs, net	0.02	0.02	3.75	0.06
Total unit costs	1.54	1.98	375.72	5.76
Revenue adjustments, primarily for pricing on
prior period open sales	0.16	0.16	43.81	(1.24)
PT Smelting intercompany profit recognized	0.24	0.19	36.50	0.58
Gross profit	$2.49	$2.01	$399.54	$6.39

Consolidated sales, net of Rio Tinto’s interest
Copper (in million pounds)	197	197
Gold (in thousand ounces)			234
Silver (in thousand ounces)				427

Three Months Ended September 30, 2006
	By-Product	Co-Product Method
	Method	Copper	Gold	Silver
Revenues, after adjustments shown below	$3.43	$3.43	$608.57	$5.25 [a]

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.10	0.86	155.90	2.91
Gold and silver credits	(0.95)	–	–	–
Treatment charges	0.44	0.34	62.19	1.16
Royalty on metals	0.11	0.09	16.24	0.30
Unit net cash costs	0.70	1.29	234.33	4.37
Depreciation and amortization	0.15	0.12	21.94	0.41
Noncash and nonrecurring costs, net	0.03	0.02	3.75	0.07
Total unit costs	0.88	1.43	260.02	4.85
Revenue adjustments, primarily for pricing on
prior period open sales	0.07 [b]	0.12	8.11	(5.84)
PT Smelting intercompany profit elimination	(0.06)	(0.05)	(8.94)	(0.17)
Gross profit	$2.56	$2.07	$347.72	$(5.61)

Consolidated sales, net of Rio Tinto’s interest
Copper (in million pounds)	324	324
Gold (in thousand ounces)			478
Silver (in thousand ounces)				1,096

a.	Amount was $11.68 per pound before the loss resulting from redemption of our Silver-Denominated Preferred Stock.

b.	Includes a $13 million or $0.04 per pound loss on the redemption of our Silver-Denominated Preferred Stock.

Nine Months Ended September 30, 2007
	By-Product	Co-Product Method
	Method	Copper	Gold	Silver
Revenues, after adjustments shown below	$3.48	$3.48	$668.47	$13.04

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.10	0.77	146.73	2.86
Gold and silver credits	(1.50)	–	–	–
Treatment charges	0.35	0.24	46.84	0.91
Royalty on metals	0.12	0.09	16.55	0.32
Unit net cash costs	0.07	1.10	210.12	4.09
Depreciation and amortization	0.17	0.11	22.21	0.43
Noncash and nonrecurring costs, net	0.03	0.02	3.43	0.07
Total unit costs	0.27	1.23	235.76	4.59
Revenue adjustments, primarily for pricing on
prior period open sales	0.04	0.04	1.19	–
PT Smelting intercompany profit recognized	0.01	0.01	1.56	0.03
Gross profit	$3.27	$2.29	$435.46	$8.48

Consolidated sales, net of Rio Tinto’s interest
Copper (in million pounds)	948	948
Gold (in thousand ounces)			2,061
Silver (in thousand ounces)				3,121
Nine Months Ended September 30, 2006
	By-Product	Co-Product Method
	Method	Copper	Gold		Silver
Revenues, after adjustments shown below	$3.38	$3.38	$540.67	[a]	$6.58	[b]

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.17	0.90	162.88		3.13
By-product credits	(1.02)	–	–		–
Treatment charges	0.43	0.33	60.11		1.16
Royalty on metals	0.11	0.08	14.44		0.28
Unit net cash costs	0.69	1.31	237.43		4.57
Depreciation and amortization	0.15	0.12	21.27		0.41
Noncash and nonrecurring costs, net	0.04	0.03	5.54		0.11
Total unit costs	0.88	1.46	264.24		5.09
Revenue adjustments, primarily for pricing on
prior period open sales	0.16 [c]	0.27	16.42		0.20
PT Smelting intercompany profit elimination	(0.01)	(0.01)	(1.33)		(0.03)
Gross profit	$2.65	$2.18	$291.52		$1.66

Consolidated sales, net of Rio Tinto’s interest
Copper (in million pounds)	769	769
Gold (in thousand ounces)			1,228
Silver (in thousand ounces)					2,638

a.	Amount was $597.07 per pound before a loss resulting from redemption of our Gold-Denominated Preferred Stock, Series II.

b.	Amount was $11.31 per pound before the loss resulting from redemption of our Silver-Denominated Preferred Stock.

c.
Includes a $69 million or $0.16 per pound loss on the redemption of our Gold-Denominated Preferred Stock, Series II, and a $13 million or $0.02 per pound loss on the redemption of our Silver-Denominated Preferred Stock.

Because of the fixed nature of a large portion of PT Freeport Indonesia’s costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period. Higher unit site production and delivery costs in third-quarter 2007 compared with third-quarter 2006 primarily reflects lower sales volumes resulting from mine sequencing in the Grasberg open pit, which resulted in mining in a relatively low-grade section during third-quarter 2007, partly offset by higher gold prices. Lower unit site production and delivery costs for first nine months of 2007 compared with the 2006 period also resulted from mine sequencing in the Grasberg open pit and reflects higher sales volumes associated with mining in higher ore grade sections during the first half of 2007. Although higher sales volumes more than offset increases in input costs during the first nine months of 2007, we have experienced significant increases in our production costs in recent years primarily as a result of higher energy costs and costs of other consumables, higher mining costs and milling rates, labor costs and other factors. Aggregate energy costs, which approximate 20 percent of PT Freeport Indonesia’s production costs, primarily include purchases of approximately 100 million gallons of diesel fuel per year and approximately 700,000 metric tons of coal per year. Diesel prices have more than doubled and our coal costs are approximately 45 percent higher since the beginning of 2003. The costs of other consumables, including steel and reagents, also have increased. Additionally, as approximately 15 percent of PT Freeport Indonesia’s production costs are denominated in Australian dollars, our Indonesian mining costs have been affected by the stronger Australian dollar against the U.S. dollar (refer to “Foreign Currency Exchange Risk” for further discussion). We are continuing to pursue cost reduction initiatives to mitigate the impacts of these increases.

Lower gold and silver credits in third-quarter 2007 compared with third-quarter 2006 reflects lower sales volumes in third-quarter 2007 resulting from mining in a lower-grade section of the Grasberg open pit. For the first nine months of 2007 gold and silver credits were higher when compared to the first nine months of 2006 reflecting higher overall gold sales volumes and average realized gold prices during 2007.

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

Assuming average copper prices of $3.50 per pound and average gold prices of $750 per ounce for fourth-quarter 2007 and achievement of current 2007 sales estimates, PT Freeport Indonesia estimates that its annual 2007 unit net cash costs, including gold and silver credits, would approximate $0.36 per pound. Because the majority of PT Freeport Indonesia’s costs are fixed, unit costs vary with the volumes sold and the price of gold, and are therefore currently projected to be higher during fourth-quarter 2007.

Other Mining Matters

Africa.  We hold an effective 57.75 percent interest in the Tenke Fungurume copper/cobalt mining concessions in the Katanga province of the DRC, and are the operator of the project. As a result of various inflationary pressures and scope changes, we have updated our estimate for the capital investment to approximately $900 million. Capital cost estimates will continue to be reviewed as construction progresses. FCX is responsible for funding 70 percent of project development costs, and is also responsible for funding project overruns of more than 25 percent. As of September 30, 2007, $157 million has been spent on this project, including amounts spent prior to the acquisition of Phelps Dodge. For fourth-quarter 2007, we expect spending of approximately $150 million associated with the development of the Tenke Fungurume project.

The Tenke Fungurume feasibility study completed in the fourth quarter of 2006 is based on ore reserves of 103 million metric tons with ore grades of 2.1 percent copper and 0.3 percent cobalt. Based on the current mine plan, ore grades for the first 10 years are expected to average 4.6 percent copper and 0.4 percent cobalt. Operations are expected to commence by early 2009, with average annual production of approximately 250 million pounds of copper and approximately 18 million pounds of cobalt for the first 10 years. Based on the recent feasibility study,

which assumes a long-term cobalt price of $12 per pound, life-of-mine unit net cash costs after by-product credits are estimated to be a net credit of $0.19 per pound of copper.

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

Cerro Verde had previously agreed to conduct and fund technical studies for the construction of water and sewage treatment facilities in Arequipa and to fund 50 percent of the construction of both facilities. The cost associated with the construction of these facilities is currently under review, but Cerro Verde’s share is expected to approximate $40 million, which is recorded as a liability in our condensed consolidated balance sheets.

During 2006, the Peruvian government announced that all mining companies operating in Peru will make annual contributions to local development funds for a five-year period. The contribution is equal to 3.75 percent of after-tax profits, of which 2.75 percent is contributed to a local mining fund and 1.00 percent to a regional mining fund. As the contribution program was being established, Cerro Verde negotiated an agreement that would have allowed a credit against contributions to the local mining fund for Cerro Verde’s contributions made to the Arequipa region for construction of local water and sewage treatment facilities. In September 2007, the agreement with the government was modified and it was determined that Cerro Verde would not receive the previously described credit. Accordingly, in third-quarter 2007 we recorded a charge of approximately $33 million to production and delivery costs, which includes the additional liability associated with the local mining fund contributions.

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

EXPLORATION ACTIVITIES

We are conducting exploration activities near our existing mines and in other high potential areas around the world. Aggregate exploration expenditures in 2007 are expected to approximate $135 million.

Our exploration efforts in North America primarily include drilling within the Safford district of the Lone Star deposit, located approximately four miles from the ore body currently under development, and targets in the Morenci and Bagdad districts. We are conducting exploration efforts near the Henderson molybdenum ore body. In South America, exploration is ongoing in and around the Cerro Verde, Candelaria and Ojos del Salado deposits. In Africa, we are actively pursuing targets outside of the area of initial development at Tenke

Fungurume. The number of drill rigs operating on these and other programs near the company’s mine sites has increased to 39 from 26 at the end of March 2007.

PT Freeport Indonesia’s 2007 exploration efforts in Indonesia will continue to test extensions of the Deep Grasberg and Kucing Liar mine complex and continues to evaluate targets in the area between the Ertsberg East and Grasberg mineral systems from the new Common Infrastructure tunnels. Initial drill results from the Common Infrastructure tunnel are positive and additional drilling is in process. We continue efforts to resume exploration activities in certain prospective areas in Papua, outside Block A (the Grasberg contract area).

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

			Nine Months Ended
Atlantic Copper Operating Results	Third-Quarter		September 30,
(in millions)	2007	2006	2007	2006
Gross profit	$6	$24	$25	$66
Add depreciation and amortization expense	8	8	27	23
Cash margin	$14	$32	$52	$89

Operating income (loss) (in millions)	$1	$20	$10	$55
Concentrate and scrap treated (thousand metric tons)	263	244	687	724
Anodes production (million pounds)	148	148	409	444
Treatment rates per pound	$0.24	$0.32	$0.29	$0.32
Cathodes sales (million pounds)	145	125	414	393
Gold sales in anodes and slimes (thousand ounces)	219	124	507	569

On June 7, 2007, Atlantic Copper successfully completed a scheduled 23-day maintenance turnaround, which had a $24 million impact on production and delivery costs for the first nine months of 2007, including the impact of lower volumes. Major maintenance turnarounds typically occur every 12 years for Atlantic Copper, with significantly shorter term maintenance turnarounds in the interim. The next maintenance activity at Atlantic Copper is scheduled for 2011.

Atlantic Copper’s cash margin and operating results for third-quarter 2007 compared with third-quarter 2006 reflects lower treatment rates and higher operating costs resulting from a stronger euro and higher energy costs. Atlantic Copper’s treatment charges, including price participation, which are what PT Freeport Indonesia and third parties pay Atlantic Copper to smelt and refine concentrates, averaged $0.24 per pound during third-quarter 2007 compared with $0.32 per pound for third-quarter 2006. The decrease in treatment rates per pound primarily resulted from lower treatment rates negotiated for 2007 under the terms of Atlantic Copper’s concentrate purchase and sales agreements.

Atlantic Copper’s cash margin and operating results for the first nine months of 2007 compared with the 2006 period reflects the impact of the scheduled maintenance turnaround completed in June 2007 and also reflects lower treatment rates and higher operating costs resulting from a stronger Euro and higher energy costs. Atlantic Copper’s treatment rates for the first nine months of 2007 averaged $0.29 per pound compared with $0.32 per pound for the first nine months of 2006. The decrease in treatment rates per pound primarily resulted from lower treatment rates negotiated for 2007 under the terms of Atlantic Copper’s concentrate purchase and sales agreements, partly offset by higher treatment rates recognized in first-quarter 2007, which mostly reflected 2006 terms.

We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until the final sales to third parties occur. Changes in these net deferrals resulted in an increase to our operating income totaling $172 million ($91 million to net income or $0.20 per share) in third-quarter 2007 and a reduction of $21 million ($11 million to net income or $0.03 per share) for the first nine months of 2007, compared with reductions of $83 million ($44 million to net income or $0.20 per share) in third-quarter 2006 and an addition to net income of $25 million ($13 million to net income or $0.06 per share) for the first nine months of 2006. At September 30, 2007, our net deferred profits on PT Freeport Indonesia concentrate inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and minority interest sharing totaled $112 million. Based on copper prices of $3.50 per pound and gold prices of $750 per ounce for the remainder of 2007 and current shipping schedules, we estimate the net change in deferred profits on intercompany sales will result in an increase to net income of approximately $40 million for fourth-quarter 2007. The actual change in deferred intercompany profits may differ substantially from this estimate because of changes in the timing of shipments to affiliated smelters and metal prices.

DISCONTINUED OPERATIONS

On September 12, 2007, we entered into an agreement to sell PDIC, our international wire and cable business, for $735 million (including the acquisition of minority interests) subject to an adjustment that takes into account the net effect of dividends from and contributions to PDIC from March 31, 2007, through the close of the transaction.  Under the terms of the agreement, FCX expects to realize net proceeds of approximately $620 million, after taxes and net of transaction related costs. FCX expects to use the net proceeds to repay debt. The transaction was complete on October 31, 2007, and is not expected to result in a material gain or loss, other than transaction and related costs of up to approximately $20 million ($12 million to net income).

As a result of the sale, the operating results of PDIC have been reported separately from continuing operations as discontinued operations in the condensed consolidated statements of income.  Additionally, the assets and liabilities of PDIC have been presented separately as held for sale in the condensed consolidated balance sheets. Although not separately identified in the condensed consolidated statements of cash flows, operating cash flows from discontinued operations for the period March 20, 2007 to September 30, 2007 totaled $40 million.  The absence of PDIC cash flows is not expected to have a material impact on future periods.

Refer to Note 4 for further discussion of discontinued operations.

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

Cash and cash equivalents
At September 30, 2007, we had consolidated cash and cash equivalents of approximately $2.4 billion. The following table reflects the U.S. and international components of consolidated cash and cash equivalents at September 30, 2007, and December 31, 2006 (in billions):

	September 30,	December 31,
	2007	2006
Cash from U.S. operations	$0.1	$–
Cash from international operations	2.3	0.9
Total consolidated cash and cash equivalents	2.4	0.9
Less: minority interests’ share	(0.6)	–
Cash, net of minority interests’ share	1.8	0.9
Withholding taxes if distributed[a]	(0.2)	(0.1)
Net cash available to FCX	$1.6	$0.8

a.	Cash at our international operations is subject to foreign withholding taxes of up to 22 percent upon repatriation into the U.S.

Based on estimated sales volumes for fourth-quarter 2007 (refer to “Outlook”) and assuming average prices of $3.50 per pound of copper, $750 per ounce of gold and $30 per pound of molybdenum for fourth-quarter 2007, our consolidated operating cash flows would approximate $6.2 billion for 2007. Each $0.20 per pound change in copper prices would affect 2007 cash flows by approximately $140 million.

We expect to generate cash flows during 2007 significantly greater than our capital expenditures, minority interest distributions, dividends and other cash requirements. Using the same assumptions regarding average prices for fourth-quarter 2007, and assuming excess cash is applied to reduce debt, including net proceeds received from the sale of PDIC, total debt at year-end 2007 would approximate $7.3 billion and consolidated cash would approximate $1.5 billion. Based on these assumptions, our term debt would be substantially repaid by year-end 2007.

Operating Activities
Net cash provided by operating activities totaled $4.9 billion for the first nine months of 2007, including $643 million from working capital sources. For the first nine months of 2006, net cash provided by operating activities totaled $1.1 billion, net of $300 million used for working capital requirements. Operating cash flows for the first nine months of 2007 benefited from higher net income primarily associated with higher metals prices and approximately $2.7 billion of additional cash flows from Phelps Dodge’s operations beginning March 20, 2007.

Investing Activities
On March 19, 2007, we issued 136.9 million shares of common stock and paid approximately $13.9 billion (net of cash acquired) to acquire Phelps Dodge (refer to Note 2 for further discussion).

Capital expenditures, including capitalized interest, totaled $1.1 billion for the first nine months of 2007 and $178 million for the first nine months of 2006. PT Freeport Indonesia capital expenditures for the first nine months of 2007 totaled $273 million, which included approximately $74 million for Big Gossan and approximately $48 million for the development of the underground Grasberg ore body. Also included in capital expenditures for the first nine months of 2007 was $834 million of capital expenditures from Phelps Dodge’s operations beginning March 20, 2007, including approximately $255 million associated with the Safford project and approximately $115 million associated with Tenke Fungurume.

Capital expenditures, including approximately $900 million for long-term projects, are estimated to approximate $1.9 billion for 2007. The increase in capital expenditures for 2007, when compared with 2006, primarily is because of the addition of Phelps Dodge capital spending (beginning March 20, 2007), which is expected to approximate $1.2 billion, and includes amounts for the development of the Tenke Fungurume copper/cobalt mining project (approximately $265 million) and the Safford copper mine (approximately $350 million). PT Freeport Indonesia’s projected capital expenditures for 2007 include approximately $100 million for Big Gossan.

During the first nine months of 2007, proceeds from the sales of assets totaled $125 million primarily associated with the sale of marketable securities.

Financing Activities
At September 30, 2007, we had approximately $8.7 billion in debt, including $7.6 billion in acquisition debt, $0.7 billion of debt assumed in the Phelps Dodge acquisition and $0.4 billion of previously existing debt. In connection with financing the acquisition of Phelps Dodge, we used $2.5 billion of available cash (including cash acquired from Phelps Dodge) and funded the remainder with proceeds from borrowings under the $11.5 billion senior credit facility and from the offering of $6.0 billion in senior notes.

Following the close of the Phelps Dodge acquisition and in accordance with our plan to reduce debt, we have completed the following transactions:

•
During first-quarter 2007, we sold 47.15 million shares of common stock at $61.25 per share for net proceeds of approximately $2.8 billion and 28.75 million shares of 6¾% Mandatory Convertible Preferred Stock for net proceeds of approximately $2.8 billion. The net proceeds from these transactions were used to reduce borrowings under the $11.5 billion senior credit facility, with $2.5 billion used to fully repay the senior term loan due March 2012 and the remaining $3.1 billion to partially repay the Tranche B term loan.

•	During second-quarter 2007, we prepaid an additional $1.9 billion of debt under the Tranche B term loan.

•
During third-quarter 2007, we refinanced the remaining $2.5 billion balance outstanding under the Tranche B term loan under the $11.5 billion senior credit facility with proceeds from a new senior term loan due March 2012 (the Tranche A term loan).

•	Also during third-quarter 2007, we prepaid $0.9 billion of debt under the Tranche A term loan.

Refer to Note 9 for a summary table of the financing transactions for the first nine months of 2007.

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

For the first nine months of 2007, common stock dividends paid totaled $301 million. The declaration and payment of dividends is at the discretion of our Board of Directors. The amount of our current quarterly cash dividend on our common stock will be dependent upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. Our current regular annual common stock dividend is $1.25 per share, paid at a quarterly rate of $0.3125 per share. Based on outstanding common shares on September 30, 2007, our annual common stock dividend totals approximately $475 million. On September 27, 2007, FCX declared a regular quarterly dividend, which was paid on November 1, 2007, to common shareholders of record at the close of business on October 15, 2007.

For the first nine months of 2007, preferred stock dividends paid totaled $112 million representing dividends on our 5½% Convertible Perpetual Preferred Stock and 6¾% Mandatory Convertible Preferred Stock.

Each share of our 5½% Convertible Preferred Stock was initially convertible into 18.8019 shares of our common stock. The conversion rate is adjustable upon the occurrence of certain events, including any quarter that our common stock dividend exceeds $0.20 per share. As a result of the quarterly and supplemental common stock dividends paid through November 1, 2007, each share of preferred stock is now convertible into 21.2419 shares of FCX common stock, or an aggregate of approximately 23 million shares of FCX common stock. On September 27, 2007, FCX declared a regular quarterly dividend of $13.75 per share of FCX’s 5½% Convertible Perpetual Preferred Stock, which was paid on November 1, 2007, to shareholders of record at the close of business on October 15, 2007.

In March 2007, we sold 28.75 million shares of 6¾% Mandatory Convertible Preferred Stock, which will automatically convert on May 1, 2010, into between approximately 39 million and 47 million shares of FCX common stock. The conversion rate will be subject to anti-dilution adjustments in certain circumstances. Holders may elect to convert at any time prior to May 1, 2010, at a conversion rate equal to 1.3605 shares of common stock for each share of 6¾% Mandatory Convertible Preferred Stock. We will pay, when declared by our Board of Directors, quarterly dividends at a rate of 6.75 percent per annum. The first quarterly dividend of $2.30625 per share of FCX’s 6¾% Mandatory Convertible Preferred Stock, which reflects the time period from issuance through August 1, 2007 was paid on August 1, 2007. On September 27, 2007, FCX declared a regular quarterly dividend of $1.6875 per share of FCX’s 6¾% Mandatory Convertible Preferred Stock, which was paid on November 1, 2007, to shareholders of record at the close of business on October 15, 2007.

Annual preferred stock dividends on our 5½% Convertible Perpetual Preferred Stock and 6¾% Mandatory Convertible Preferred Stock total approximately $255 million.

Cash dividends to minority interests of $440 million for the first nine months of 2007 primarily reflect dividends paid to the minority interest owners of PT Freeport Indonesia and our South America mines.

We have restricted payment covenants in our $11.5 billion senior credit facility and the $6 billion in senior notes used to finance the acquisition of Phelps Dodge. The amount available for dividend payments, purchases of our common stock and other restricted payments as of September 30, 2007, was approximately $4.8 billion under the $11.5 billion senior credit facility and approximately $6.9 billion under the $6 billion in senior notes.

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

Foreign Currency Exchange Risk
The functional currency for most of our operations is the U.S. dollar. All of our revenues and a significant portion of our costs are denominated in U.S. dollars; however, some costs and certain assets and liability accounts are denominated in local currencies, including Indonesian rupiah, Australian dollars, Chilean pesos, Peruvian nuevos soles and euros. Generally, our results are positively affected when the U.S. dollar strengthens in relation to those foreign currencies and adversely affected when the U.S. dollar weakens in relation to those foreign currencies.

PT Freeport Indonesia’s labor costs are mostly rupiah denominated. One U.S. dollar was equivalent to 9,145 rupiah at September 30, 2007, and 8,989 rupiah at December 31, 2006. Based on estimated annual payments of 1.6 trillion rupiah for operating costs and an exchange rate of 9,145 rupiah to one U.S. dollar, a one-thousand-rupiah increase in the exchange rate would result in an approximate $17 million decrease in aggregate annual operating costs; and a one-thousand-rupiah decrease in the exchange rate would result in an approximate $21 million increase in annual operating costs.

Approximately 15 percent of PT Freeport Indonesia’s projected purchases of materials, supplies and services for 2007 are denominated in Australian dollars. One Australian dollar was equivalent to $0.89 at September 30, 2007, and $0.79 at December 31, 2006. Based on estimated annual payments of 250 million Australian dollars and an exchange rate of $0.89 to one Australian dollar, a $0.01 increase or decrease in the exchange rate would result in an approximate $2.5 million change in annual operating costs.

The majority of Atlantic Copper’s revenues are denominated in U.S. dollars; however, operating costs, other than concentrate purchases, and certain asset and liability accounts are denominated in euros. Atlantic Copper’s estimated annual euro payments total approximately 100 million euros. One euro was equivalent to $1.42 at September 30, 2007, and $1.32 at December 31, 2006. Based on estimated annual payments of approximately 100 million euros and an exchange rate of $1.42 to one euro, a $0.05 increase or decrease in the exchange rate would result in an approximate $5 million change in annual costs.

At our South American mining operations, labor costs and local supply costs are mostly denominated in the local currencies. One U.S. dollar was equivalent to 512 Chilean pesos and 3.15 Peruvian nuevos soles at September 30, 2007, and 532 Chilean pesos and 3.20 Peruvian nuevos soles at December 31, 2006. Based on estimated annual payments of 170 billion Chilean peso for operating costs and an exchange rate of 512 Chilean pesos to one U.S. dollar, a ten-peso increase or decrease in the exchange rate would result in an approximate $6 million change in aggregate annual operating costs. Based on estimated annual payments of 180 million Peruvian nuevos soles for operating costs and an exchange rate of 3.15 Peruvian nuevos soles to one U.S. dollar, a 0.10 nuevo sol increase or decrease in the exchange rate would result in an approximate $2 million change in annual operating costs.

Interest Rate Risk
At September 30, 2007, we had total debt of approximately $8.7 billion, of which approximately 32 percent was variable-rate debt with interest rates based on the London Interbank Offered Rate (LIBOR). The LIBOR rate was 5.12 percent at September 30, 2007, and 5.32 percent at June 30, 2007. An increase in LIBOR would increase our interest costs and would negatively affect our cash flows and results of operations.

CONTRACTUAL OBLIGATIONS

In connection with the acquisition of Phelps Dodge, contractual obligations, including debt, have increased when compared with those disclosed at December 31, 2006. The following table, as of September 30, 2007, reflects an update of only the major changes to the similar table presented in our 2006 Annual Report on Form 10-K, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):
		Less Than			After
	Total	1 Year	Years 2-3	Years 4-5	5 Years
Total debt	$8,732	$67	$70	$1,704	$6,891
Scheduled interest payment obligations[a]	6,109	675	1,346	1,275	2,813
Asset retirement obligations[b]	102	58	33	9	2
Take-or-pay contracts[c]	1,053	752	210	61	30
Total contractual cash obligations[d]	$15,996	$1,552	$1,659	$3,049	$9,736

a.	Scheduled interest payment obligations were calculated using stated coupon rates for fixed-rate debt and interest rates applicable at September 30, 2007, for variable-rate debt.

b.
Asset retirement obligations only include our estimated contractual cash payments associated with reclamation activities at certain Phelps Dodge sites we acquired for which our costs are estimable and the timing of payments was reasonably determinable at September 30, 2007. The timing and the amount of these payments could change as a result of changes in regulatory requirements, changes in scope and costs of reclamation activities and as actual reclamation spending occurs. The table excludes remaining cash payments of $61 million that are expected to be incurred in connection with accelerating certain closure projects at our discretion. We have also excluded payments for reclamation activities that are expected to occur after five years and the associated trust assets of $536 million that have been dedicated to funding those reclamation activities because a majority of these cash flows are expected to occur over an extended period of time and are dependent upon the timing of the end of the mine life, which is subject to revision.

c.
Take-or-pay contracts acquired in the acquisition of Phelps Dodge primarily include contracts for copper deliveries of specified volumes at market-based prices ($597 million), transportation and port fee commitments ($169 million) and contracts for electricity ($101 million). Approximately 30 percent of our take-or-pay electricity obligations are through Phelps Dodge Energy Services (PDES), the legal entity used to manage power for North American operations at generally fixed-priced arrangements. PDES has the right and the ability to resell the electricity as circumstances warrant.

d.
This table excludes certain other obligations in our condensed consolidated balance sheet, including estimated funding for pension obligations as the funding may vary from year-to-year based on changes in the fair value of plan assets and actuarial assumptions. Also excluded are (i) environmental obligations and contingencies for which the timing of payments is not determinable and (ii) FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” liabilities related to unrecognized tax benefits where the ultimate amount and/or timing of settlement is not determinable.

Hedging Activities
In connection with the acquisition of Phelps Dodge, we acquired certain derivative instruments entered into by Phelps Dodge. The most significant of these derivatives are the 2007 zero-premium copper collars (consisting of both put and call options) and copper put options (refer to Note 16). These derivative instruments do not qualify for hedge accounting and are adjusted to fair market value based on the forward price curve and implied volatility as of the last day of the respective reporting period, with the gain or loss recorded in revenues. Mark-to-market accounting adjustments on these contracts resulted in charges to revenues totaling $44 million ($26 million to net income or $0.06 per share) in third-quarter 2007 and $212 million ($129 million to net income or $0.34 per share) from March 20, 2007, through September 30, 2007. The actual impact of our 2007 zero-premium copper collar price protection program will not be fully determinable until its maturity at year-end 2007, with final adjustments based on the average annual LME price.

The zero-premium copper collars covered approximately 486 million pounds of 2007 copper sales. At September 30, 2007, the liability associated with these contracts totaled $635 million. We also have in place copper put options assumed in the Phelps Dodge acquisition at a strike price of $0.95 per pound for approximately 730 million pounds of 2007 copper sales.

Based on current market prices as of October 31, 2007, we estimate that mark-to-market accounting adjustments would increase revenues by approximately $9 million ($5 million to net income) in fourth-quarter 2007. The 2007 copper collars and put contracts will settle in first-quarter 2008 based on the average 2007 LME price.

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

Refer to Note 13 for additional information on significant environmental matters.

Asset Retirement Obligations
In connection with the acquisition of Phelps Dodge, we acquired certain asset retirement obligations (AROs). At September 30, 2007, we had $527 million recorded for Phelps Dodge AROs in current and long-term liabilities on the condensed consolidated balance sheet. At September 30, 2007, we estimate that our share of the total cost of Phelps Dodge’s AROs, including anticipated future disturbances and cumulative payments, at approximately $1.5 billion (unescalated, undiscounted and on a third-party cost basis), with approximately $925 million remaining to be accreted over time. These aggregate costs may increase or decrease materially in the future as a result of changes in regulations, engineering designs and technology, permit modifications or updates, mine plans, cost of inflation or other factors and as actual reclamation spending occurs. ARO activities and expenditures generally are made over an extended period of time commencing near the end of the mine life; however, certain reclamation activities could be accelerated if they are determined to be economically beneficial.

At September 30, 2007, we had trust assets totaling $433 million that are dedicated to funding global reclamation and remediation activities, and also had trust assets totaling $103 million that are legally restricted to fund a portion of our asset retirement obligations for Chino, Tyrone and Cobre as required for New Mexico financial assurance.

Refer to Note 13 for additional information on asset retirement obligations.

Prior to its acquisition by FCX, Phelps Dodge had initiated a process of identifying and prioritizing opportunities to accelerate certain demolition, environmental reserve and asset retirement obligation projects. The projects were prioritized based on regulatory flexibility to remediate at a faster pace, structures that can be readily demolished, reclamation of visibly impacted areas, and projects in Arizona and New Mexico where we have substantial long-term closure obligations. The current plan is to spend, including capital, at least $300 million through 2008 associated with environmental reserve and reclamation projects.

NEW ACCOUNTING STANDARDS

Effective January 1, 2007, we adopted FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 was an increase in beginning retained earnings of approximately $4 million. Refer to Note 10 for further discussion.

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

PRODUCT REVENUES AND PRODUCTION COSTS

Unit net cash cost per pound of copper and molybdenum is a measure intended to provide investors with information about the cash generating capacity of our mining operations expressed on a basis relating to the primary metal product for the respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

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

North America Mining Product Revenues and Production Costs

Three Months Ended September 30, 2007
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Molybdenum	[a]	Other	[b]	Total
Revenues, after adjustments shown below	$1,320	$1,320	$245		$14		$1,579
Site production and delivery, before net noncash
and nonrecurring costs shown below	528	459	75		6		540
By-product credits [a]	(247)	–	–		–		–
Treatment charges	33	33	–		–		33
Net cash costs	314	492	75		6		573
Depreciation and amortization	69	62	7		1		69
Noncash and nonrecurring costs, net	5	5	–		–		5
Total costs	388	559	82		7		648
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	(56)	(56)	–		–		(56)
Idle facility and other non-inventoriable costs	(8)	(8)	–		–		(8)
Gross profit	$867	$697	$163		$7		$867

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$1,579	$540	$69
Net noncash and nonrecurring costs per above	N/A	5	N/A
Treatment charges per above	N/A	33	N/A
Revenue adjustments, primarily for pricing on
prior period open sales and hedging per above	(56)	N/A	N/A
Purchase accounting impact	N/A	174	115
Other North America operations	1,488	1,413	22
Total North American mining operations	3,011	2,165	206
Eliminations and other	2,055	497	150
As reported in FCX’s consolidated
financial statements	$5,066	$2,662	$356

a.	Molybdenum by-product credits reflect volumes produced at market-based pricing, and also includes tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Mining Product Revenues and Production Costs (Pro Forma)

Three Months Ended September 30, 2006
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Molybdenum	[a]	Other	[b]	Total
Revenues, after adjustments shown below	$1,024	$1,024	$198		$12		$1,234
Site production and delivery, before net noncash
and nonrecurring costs shown below	369	310	65		5		380
By-product credits [a]	(199)	–	–		–		–
Treatment charges	22	21	–		1		22
Net cash costs	192	331	65		6		402
Depreciation and amortization	33	29	4		–		33
Noncash and nonrecurring costs, net	5	5	–		–		5
Total costs	230	365	69		6		440
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	(123)	(123)	–		–		(123)
Idle facility and other non-inventoriable costs	(7)	(7)	–		–		(7)
Gross profit	$664	$529	$129		$6		$664

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$1,234	$380	$33
Net noncash and nonrecurring costs per above	N/A	5	N/A
Treatment charges per above	N/A	22	N/A
Revenue adjustments, primarily for pricing on
prior period open sales and hedging per above	(123)	N/A	N/A
Purchase accounting impact	N/A	223	159
Eliminations and other	3,668	1,999	134
As reported in FCX’s pro forma consolidated
financial statements	$4,779	$2,629	$326

a.	Molybdenum by-product credits reflect volumes produced at market-based pricing, and also includes tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

Nine Months Ended September 30, 2007
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Molybdenum	[a]	Other	[b]	Total
Revenues, after adjustments shown below	$3,206	$3,206	$658		$43		$3,907

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,398	1,204	226		19		1,449
By-product credits [a]	(650)	–	–		–		–
Treatment charges	85	83	–		2		85
Net cash costs	833	1,287	226		20		1,534
Depreciation and amortization	142	120	22		1		142
Noncash and nonrecurring costs, net	16	15	1		–		16
Total costs	991	1,422	249		21		1,692
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	(135)	(135)	–		–		(135)
Idle facility and other non- inventoriable costs	(26)	(26)	–		–		(26)
Gross profit	$2,054	$1,623	$409		$22		$2,054

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$3,907	$1,449	$142
Net noncash and nonrecurring costs per above	N/A	16	N/A
Treatment charges per above	N/A	85	N/A
Revenue adjustments, primarily for pricing on
prior period open sales and hedging per above	(135)	N/A	N/A
Purchase accounting impact	N/A	188	126
Eliminations and other	11,277	5,768	800
As reported in FCX’s pro forma consolidated
financial results	$15,049	$7,506	$1,068

a.	Molybdenum by-product credits reflect volumes produced at market-based pricing, and also includes tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

Nine Months Ended September 30, 2006
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Molybdenum	[a]	Other	[b]	Total
Revenues, after adjustments shown below	$3,025	$3,025	$576		$34		$3,635
Site production and delivery, before net noncash
and nonrecurring costs shown below	1,041	823	229		20		1,072
By-product credits [a]	(579)	–	–		–		–
Treatment charges	66	63	–		3		66
Net cash costs	528	886	229		23		1,138
Depreciation and amortization	104	85	18		1		104
Noncash and nonrecurring costs, net	15	14	1		–		15
Total costs	647	985	248		24		1,257
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	(1,351)	(1,351)	–		–		(1,351)
Idle facility and other non-inventoriable costs	(20)	(20)	–		–		(20)
Gross profit	$1,007	$669	$328		$10		$1,007

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$3,635	$1,072	$104
Net noncash and nonrecurring costs per above	N/A	15	N/A
Treatment charges per above	N/A	66	N/A
Revenue adjustments, primarily for pricing on
prior period open sales and hedging per above	(1,351)	N/A	N/A
Purchase accounting impact	N/A	1,281	481
Eliminations and other	9,692	5,126	358
As reported in FCX’s pro forma consolidated
financial statements	$11,976	$7,560	$943

a.	Molybdenum by-product credits reflect volumes produced at market-based pricing, and also includes tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

Primary Molybdenum (Henderson) Product Revenues and Production Costs (Pro Forma)a

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Millions)	2007	2006	2007	2006
Revenues	$278	$200	$741	$607

Site production and delivery, before net noncash
and nonrecurring costs shown below	43	34	123	101
Net cash costs	43	34	123	101
Depreciation and amortization	9	8	25	25
Noncash and nonrecurring costs, net	–	–	–	1
Total costs	52	43	149	126
Gross profit[b]	$226	$157	$592	$481

Reconciliation to Amounts Reported
(In Millions)		Production	Depreciation
		and	and
Three Months Ended September 30, 2007	Revenues	Delivery	Amortization
Totals presented above	$278	$43	$9
Purchase accounting impact	N/A	40	9
Other molybdenum operations	241	297	4
Primary molybdenum segment	519	380	22
Eliminations and other	4,547	2,282	334
As reported in FCX’s consolidated
financial statements	$5,066	$2,662	$356

Three Months Ended September 30, 2006
Totals presented above	$200	$34	$8
Purchase accounting impact	N/A	223	159
Eliminations and other	4,579	2,372	159
As reported in FCX’s pro forma
consolidated financial results	$4,779	$2,629	$326

Nine Months Ended September 30, 2007
Totals presented above	$741	$123	$25
Purchase accounting impact	N/A	188	126
Eliminations and other	14,308	7,195	917
As reported in FCX’s pro forma
consolidated financial results	$15,049	$7,506	$1,068

Nine Months Ended September 30, 2006
Totals presented above	$607	$101	$25
Purchase accounting impact	N/A	1,281	481
Eliminations and other	11,369	6,178	437
As reported in FCX’s pro forma
consolidated financial results	$11,976	$7,560	$943

a.	Three months ended September 30, 2007, represents actual financial results.

b.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Primary Molybdenum segment includes profits on sales as they are made to third parties and realizations based on actual contract terms.

South America Mining Product Revenues and Production Costs

Three Months Ended September 30, 2007
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Other	[a]	Total
Revenues, after adjustments shown below	$1,436	$1,436	$36		$1,472

Site production and delivery, before net noncash
and nonrecurring costs shown below	369	358	15		373
By-product credits	(32)	–	–		–
Treatment charges	90	88	2		90
Net cash costs	427	446	17		463
Depreciation and amortization	55	54	1		55
Noncash and nonrecurring costs, net	1	1	–		1
Total costs	483	501	18		519
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	(33)	(33)	–		(33)
Idle facility and other non-inventoriable costs	(7)	(7)	–		(7)
Gross profit	$913	$895	$18		$913

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$1,472	$373	$55
Net noncash and nonrecurring costs per above	N/A	1	N/A
Less: Treatment charges per above	(90)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales and hedging per above	(33)	N/A	N/A
Purchased metal	43	43	N/A
Purchase accounting impact	N/A	76	40
Eliminations and other	(43)	(38)	(1)
Total South American mining operations	1,349	455	94
Eliminations and other	3,717	2,207	262
As reported in FCX’s consolidated financial statements	$5,066	$2,662	$356

a.	Includes gold, silver and molybdenum product revenues and production costs.

South America Mining Product Revenues and Production Costs (Pro Forma)

Three Months Ended September 30, 2006
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Other	[a]	Total
Revenues, after adjustments shown below	$1,038	$1,038	$22		$1,060

Site production and delivery, before net noncash
and nonrecurring costs shown below	257	251	6		257
By-product credits	(22)	-	-		-
Treatment charges	59	57	2		59
Net cash costs	294	308	8		316
Depreciation and amortization	51	50	1		51
Noncash and nonrecurring costs, net	1	1	-		1
Total costs	346	359	9		368
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	8	8	-		8
Idle facility and other non-inventoriable costs	(6)	(6)	-		(6)
Gross profit	$694	$681	$13		$694

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$1,060	$257	$51
Net noncash and nonrecurring costs per above	N/A	1	N/A
Less: Treatment charges per above	(59)	N/A	N/A
Revenue adjustments, primarily for pricing on
prior period open sales and hedging per above	8	N/A	N/A
Purchased metal	59	59	N/A
Purchase accounting impact	N/A	223	159
Eliminations and other	3,711	2,089	116
As reported in FCX’s pro forma consolidated
financial results	$4,779	$2,629	$326

a. Includes gold and silver product revenues and production costs.

Nine Months Ended September 30, 2007
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Other	[a]	Total
Revenues, after adjustments shown below	$3,543	$3,543	$86		$3,629

Site production and delivery, before net noncash
and nonrecurring costs shown below	903	876	34		910
By-product credits	(79)	–	–		–
Treatment charges	216	211	5		216
Net cash costs	1,040	1,087	39		1,126
Depreciation and amortization	160	157	3		160
Noncash and nonrecurring costs, net	2	2	–		2
Total costs	1,202	1,246	42		1,288
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	18	18	–		18
Idle facility and other non-inventoriable costs	(21)	(20)	(1)		(21)
Gross profit	$2,338	$2,295	$43		$2,338

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$3,629	$910	$160
Net noncash and nonrecurring costs per above	N/A	2	N/A
Less: Treatment charges per above	(216)	N/A	N/A
Revenue adjustments, primarily for pricing on
prior period open sales and hedging per above	18	N/A	N/A
Purchased metal	191	191	N/A
Purchase accounting impact	N/A	188	126
Eliminations and other	11,427	6,215	782
As reported in FCX’s pro forma consolidated
financial results	$15,049	$7,506	$1,068

a.	Includes gold, silver and molybdenum product revenues and production costs, and also includes start-up costs related to molybdenum production at Cerro Verde.

Nine Months Ended September 30, 2006
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Other	[a]	Total
Revenues, after adjustments shown below	$2,789	$2,789	$72		$2,861

Site production and delivery, before net noncash
and nonrecurring costs shown below	660	642	18		660
By-product credits	(72)	-	-		-
Treatment charges	159	155	4		159
Net cash costs	747	797	22		819
Depreciation and amortization	147	145	2		147
Noncash and nonrecurring costs, net	1	1	-		1
Total costs	896	943	25		968
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	(47)	(38)	(9)		(47)
Idle facility and other non-inventoriable costs	(15)	(15)	-		(15)
Gross profit	$1,831	$1,793	$38		$1,831

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$2,861	$660	$147
Net noncash and nonrecurring costs per above	N/A	1	N/A
Less: Treatment charges per above	(159)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales and hedging per above	(47)	N/A	N/A
Purchased metal	185	185	N/A
Purchase accounting impact	N/A	1,281	481
Eliminations and other	9,136	5,433	315
As reported in FCX’s pro forma consolidated
financial results	$11,976	$7,560	$943

a.	Includes gold and silver product revenues and production costs.

Indonesia Mining Product Revenues and Production Costs

Three Months Ended September 30, 2007
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Gold	Silver	Total

Revenues, after adjustments shown below	$769	$769	$173	$5	$947

Site production and delivery, before net noncash
and nonrecurring costs shown below	347	282	63	2	347
Gold and silver credits	(178)	–	–	–	–
Treatment charges	67	55	12	–	67
Royalty on metals	20	16	4	–	20
Net cash costs	256	353	79	2	434
Depreciation and amortization	43	35	8	–	43
Noncash and nonrecurring costs, net	5	4	1	–	5
Total costs	304	391	88	2	482
Revenue adjustments, primarily for pricing on prior
period open sales	(23)	(23)	–	–	(23)
PT Smelting intercompany profit recognized	47	38	9	–	47
Gross profit	$489	$393	$94	$3	$489

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$947	$347	$43
Net noncash and nonrecurring costs per above	N/A	5	N/A
Less: Treatment charges per above	(67)	N/A	N/A
Less: Royalty per above	(20)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	(23)	N/A	N/A
Total Indonesia mining operations	837	351	43
Eliminations and other	4,229	2,311	313
As reported in FCX’s consolidated financial statements	$5,066	$2,662	$356

Three Months Ended September 30, 2006
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Gold	Silver	Total

Revenues, after adjustments shown below	$1,097	$1,097	$295	$13	$1,404

Site production and delivery, before net noncash
and nonrecurring costs shown below	355	277	75	3	355
Gold and silver credits	(307)	-	-	-	-
Treatment charges	141	110	30	1	141
Royalty on metals	37	29	8	-	37
Net cash costs	226	416	112	5	533
Depreciation and amortization	50	39	10	1	50
Noncash and nonrecurring costs, net	9	7	2	-	9
Total costs	285	462	124	6	592
Revenue adjustments, primarily for pricing on prior
period open sales	37 [a]	50	-	(13)	37
PT Smelting intercompany profit elimination	(20)	(16)	(4)	-	(20)
Gross profit	$829	$669	$166	$(6)	$829

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$1,404	$355	$50
Net noncash and nonrecurring costs per above	N/A	9	N/A
Less: Treatment charges per above	(141)	N/A	N/A
Less: Royalty per above	(37)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	37	N/A	N/A
Total Indonesia mining operations	1,262	363	50
Eliminations and other	374	429	10
As reported in FCX’s consolidated financial statements	$1,636	$792	$60

a. Includes a $13 million loss on the redemption of FCX’s Silver-Denominated Preferred Stock.

Nine Months Ended September 30, 2007
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Gold	Silver	Total

Revenues, after adjustments shown below	$3,325	$3,325	$1,380	$41	$4,746

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,040	729	302	9	1,040
Gold and silver credits	(1,421)	–	–	–	–
Treatment charges	332	232	97	3	332
Royalty on metals	117	82	34	1	117
Net cash costs	68	1,043	433	13	1,489
Depreciation and amortization	158	111	46	1	158
Noncash and nonrecurring costs, net	24	17	7	–	24
Total costs	250	1,171	486	14	1671
Revenue adjustments, primarily for pricing on prior
period open sales	11	11	–	–	11
PT Smelting intercompany profit recognized	11	8	3	–	11
Gross profit	$3,097	$2,173	$897	$27	$3,097

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$4,746	$1,040	$158
Net noncash and nonrecurring costs per above	N/A	24	N/A
Less: Treatment charges per above	(332)	N/A	N/A
Less: Royalty per above	(117)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	11	N/A	N/A
Total Indonesia mining operations	4,308	1,064	158
Eliminations and other	8,447	5,041	688
As reported in FCX’s consolidated financial statements	$12,755	$6,105	$846

Nine Months Ended September 30, 2006
	By-Product	Co-Product Method
(In Millions)	Method	Copper	Gold	Silver	Total

Revenues, after adjustments shown below	$2,607	$2,607	$753	$31	$3,391

Site production and delivery, before net noncash
and nonrecurring costs shown below	901	692	200	8	901
Gold and silver credits	(784)	-	-	-	-
Treatment charges	332	256	74	3	332
Royalty on metals	80	61	18	1	80
Net cash costs	529	1,009	292	12	1,313
Depreciation and amortization	118	90	26	1	118
Noncash and nonrecurring costs, net	31	24	7	-	31
Total costs	677	1,123	325	13	1,461
Revenue adjustments, primarily for pricing on prior
period open sales and gold hedging	115 [a]	197	(69)	(13)	115
PT Smelting intercompany profit elimination	(7)	(6)	(1)	-	(7)
Gross profit	$2,038	$1,675	$358	$4	$2,038

Reconciliation to Amounts Reported
		Production	Depreciation
		and	and
(In Millions)	Revenues	Delivery	Amortization
Totals presented above	$3,391	$901	$118
Net noncash and nonrecurring costs per above	N/A	31	N/A
Less: Treatment charges per above	(332)	N/A	N/A
Less: Royalty per above	(80)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales and hedging per above	115	N/A	N/A
Total Indonesia mining operations	3,094	931	118
Eliminations and other	1,054	944	29
As reported in FCX’s consolidated financial statements	$4,148	$1,875	$147

a.	Includes a $69 million loss on the redemption of FCX’s Gold-Denominated Preferred Stock, Series II, and a $13 million loss on the redemption of FCX’s Silver-Denominated Preferred Stock.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our expectations regarding future performance. Forward-looking statements are all statements other than historical facts, such as those regarding anticipated sales volumes, ore grades, milling rates, commodity prices, selling, general and administrative expenses, unit net cash costs, operating cash flows, royalty costs, capital expenditures, reclamation and closure costs, environmental expenditures, litigation expenses and liabilities, the impact of copper, gold and molybdenum price changes, the impact of changes in deferred intercompany profits on earnings, projected debt and cash balances, the projected sale of PDIC, treatment charge rates, exploration efforts and results, dividend payments, liquidity and other financial commitments. Accuracy of the forward-looking statements depends on assumptions about events that change over time and is thus susceptible to periodic change based on actual experience and new developments. We caution readers that we assume no obligation to update or publicly release any revisions to the forward-looking statements in this Form 10-Q and, except to the extent required by applicable law, do not intend to update or otherwise revise the forward-looking statements more frequently than quarterly. Additionally, important factors that might cause future results to differ from these forward-looking statements include mine sequencing, production rates, industry risks, regulatory changes, commodity prices, political risks, weather-related risks, labor relations, environmental risks, litigation results, currency translation risks and other factors described in more detail under the heading “Risk Factors” in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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

FCX considers the acquisition of Phelps Dodge material to the results of its operations, financial position and cash flows from the date of acquisition through September 30, 2007, and believes that the internal controls and procedures of Phelps Dodge have a material effect on FCX’s internal control over financial reporting. FCX is integrating the Phelps Dodge operations and has extended its Sarbanes-Oxley Act Section 404 compliance program to include Phelps Dodge. FCX will report on its assessment of its combined operations within the time provided by the Sarbanes-Oxley Act and applicable rules relating to business acquisitions.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Environmental Proceedings

New Mexico Closure Permits. Reference is made to Item 1. Legal Proceedings of Part II. Other Information of the Freeport-McMoRan Copper & Gold Inc. (FCX) Form 10-Q for the quarter ended June 30, 2007.

A hearing before the New Mexico Water Quality Control Commission began on July 23, 2007 and is ongoing.

Pinal Creek. Reference is made to Item 1. Legal Proceedings of Part II. Other Information of the FCX Form 10-Q for the quarter ended March 31, 2007.

On August 29, 2007, the court ruled against Phelps Dodge Miami, Inc. (PDMI) and its co-plaintiff in a discovery sanctions dispute. Having resolved the discovery dispute, the court has scheduled the remedial cost allocation trial to commence in May 2008.

Antitrust Claims. Reference is made to Item 1. Legal Proceedings of Part II. Other Information of the FCX Form 10-Q for the quarters ended March 31, 2007, and June 30, 2007.

On September 27, 2007, the U.S. District Court in Boston, Massachusetts, entered an order approving the proposed settlement and dismissing, with prejudice, all claims against Columbian Chemicals Company (Columbian), formerly a subsidiary of Phelps Dodge, and other defendants in the actions consolidated under the caption In Re Carbon Black Antitrust Litigation.  FCX settled these claims for a payment of $6 million.

Columbian, and the other defendants, have entered into an agreement to settle the separate action entitled Carlisle Companies Incorporated, et al. v. Cabot Corporation, et al., which was filed against Columbian and other defendants on behalf of a group of affiliated companies that opted out of the federal class action. FCX agreed to pay $115,000. All claims in that action were dismissed, with prejudice, on October 16, 2007. Columbian, and the other defendants, have also entered into an agreement to settle the action brought in state court in California on behalf of a purported class of indirect purchasers of carbon black in that state.  FCX has agreed to pay $495,000, which has been recorded as a liability.  The agreement is subject to court approval following notice to the class.  Actions remain pending in state courts in Florida, Kansas, South Dakota and Tennessee on behalf of purported classes of indirect purchasers of carbon black in those and six other states, alleging violations of state antitrust and deceptive trade practices laws. Motions to dismiss are pending in the Kansas and South Dakota actions. A motion for class certification has been filed in the Tennessee action. Similar actions filed in state courts in New Jersey and North Carolina, and additional actions in Florida and Tennessee, were dismissed. Columbian also received a demand for relief on behalf of indirect purchasers in Massachusetts, but no lawsuit has been filed.

Shareholder Litigation.  Reference is made to Item 1. Legal Proceedings of Part II. Other Information of the FCX Form 10-Q for the quarter ended June 30, 2007.

On October 24, 2007, the parties received a final judgment order from the court dated October 19, 2007, that adopted the stipulation of settlement and approved counsel fees of $1,950,000 to plaintiffs’ counsel, which was paid by FCX on October 26, 2007.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)  In October 2003, our Board of Directors approved a new open market share purchase program for up to 20 million shares, which replaced our previous program. The program does not have an expiration date. No shares were purchased during the three-month period ended September 30, 2007, and 12.2 million shares remain available for purchase.

The following table sets forth information with respect to shares of common stock of FCX purchased by FCX during the three months ended September 30, 2007:

				(d) Maximum Number
			(c) Total Number of	(or Approximate
	(a) Total		Shares (or Units)	Dollar Value) of Shares
	Number of	(b) Average	Purchased as Part of	(or Units) That May
	Shares (or Units)	Price Paid Per	Publicly Announced	Yet Be Purchased Under
Period	Purchased[a]	Share (or Unit)	Plans or Programs	the Plans or Programs
July 1-31, 2007	4,054	$88.75	-	-
August 1-31, 2007	624	$82.64	-	-
September 1-30, 2007	118	$108.43	-	-
Total	4,796	$88.44	-	-

[a]
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

FREEPORT-McMoRan COPPER & GOLD INC.

By:             /s/ C. Donald Whitmire, Jr.
C. Donald Whitmire, Jr.
Vice President and
Controller-Financial Reporting
(authorized signatory and
Principal Accounting Officer)

Date:  November 7, 2007

Freeport-McMoRan Copper & Gold Inc.
EXHIBIT INDEX

Exhibit	Description
Number

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

4.7
Amendment No. 1 to Rights Agreement dated as of February 26, 2002, between FCX and Mellon Investor Services. Incorporated by reference to Exhibit 4.16 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 2002.

4.8
Indenture dated as of March 19, 2007, from FCX to The Bank of New York, as Trustee, with respect to the 8.25% Senior Notes due 2015, 8.375% Senior Notes due 2017, and the Senior Floating Rate Notes due 2015. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated March 19, 2007.

4.9	Certificate of Designations of 6¾% Mandatory Convertible Preferred Stock of FCX. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FCX dated March 22, 2007.

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

10.26
Form of Restricted Stock Unit Agreement under the 1999 Stock Incentive Plan.  Incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2007 (the FCX 2007 Second Quarter Form 10-Q).

10.27	Form of Performance-Based Restricted Stock Unit Agreement under the 1999 Stock Incentive Plan. Incorporated by reference to Exhibit 10.27 to the FCX 2007 Second Quarter Form 10-Q.

10.28	FCX 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.19 to the Annual Report of FCX on Form 10-K for the fiscal year ended December 31, 1999 (the FCX 1999 Form 10-K).

10.29
FCX Stock Appreciation Rights Plan dated May 2, 2000. Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2001 (the FCX 2001 Second Quarter Form 10-Q).

10.30	FCX 2003 Stock Incentive Plan, as amended and restated. Incorporated by reference to Exhibit 10.30 to the FCX First-Quarter 2007 Form 10-Q.

10.31	Form of Notice of Grant of Nonqualified Stock Options under the 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.20 to the FCX 2005 Second Quarter Form 10-Q.

10.32	Form of Restricted Stock Unit Agreement under the 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.32 to the FCX 2007 Second Quarter Form 10-Q.

10.33	Form of Performance-Based Restricted Stock Unit Agreement under the 2003 Stock Incentive Plan. Incorporated by reference to Exhibit 10.33 to the FCX 2007 Second Quarter Form 10-Q.

10.34	FCX 1995 Stock Option Plan for Non-Employee Directors, as amended and restated. Incorporated by reference to Exhibit 10.34 to the FCX First-Quarter 2007 Form 10-Q.

10.35	FCX 2004 Director Compensation Plan, as amended and restated. Incorporated by reference to Exhibit 10.35 to the FCX First-Quarter 2007 Form 10-Q.

10.36
Form of Amendment No. 1 to Notice of Grant of Nonqualified Stock Options and Stock Appreciation Rights under the 2004 Director Compensation Plan. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of FCX dated May 2, 2006.

10.37	FCX Amended and Restated 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FCX dated July 10, 2007.

10.38	Form of Notice of Grant of Nonqualified Stock Options under the 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of FCX dated May 2, 2006.

10.39	Form of Restricted Stock Unit Agreement under the 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.39 to the FCX 2007 Second Quarter Form 10-Q.

10.40	Form of Performance-Based Restricted Stock Unit Agreement under the 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.40 to the FCX 2007 Second Quarter Form 10-Q.

10.41	FCX Director Compensation. Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2004 (the FCX 2004 Form 10-K).

10.42	FCX Supplemental Executive Retirement Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FCX dated January 30, 2007.

10.43	FCX 2005 Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FCX dated May 5, 2005.

10.44	FCX Executive Services Program. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of FCX dated May 2, 2006.

10.45	FM Services Company Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.19 to the FCX 1998 Form 10-K.

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

10.49	Supplemental Consulting Agreement with Kissinger Associates and Kent Associates, effective as of January 1, 2008.

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

10.55	Supplemental Letter Agreement between FMS and J. Bennett Johnston, Jr., dated January 18, 2005. Incorporated by reference to Exhibit 10.40 to the FCX 2004 Form 10-K.

10.56	Supplemental Consulting Agreement between FMS and J. Bennett Johnston, Jr., effective as of January 1, 2008.

10.57	Letter Agreement dated November 1, 1999, between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.33 to the FCX 1999 Form 10-K.

10.58	Supplemental Letter Agreement, between FMS and Gabrielle K. McDonald, effective as of January 1, 2008.

10.59	Executive Employment Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.35 to the FCX 2001 Second Quarter Form 10-Q.

10.60	Executive Employment Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.36 to the FCX 2001 Second Quarter Form 10-Q.

10.61	Change of Control Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.37 to the FCX 2001 Second Quarter Form 10-Q.

10.62	Change of Control Agreement dated April 30, 2001, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.38 to the FCX 2001 Second Quarter Form 10-Q.

10.63	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.36 to the FCX 2003 Form 10-K.

10.64	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.37 to the FCX 2003 Form 10-K.

10.65	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.38 to the FCX 2003 Form 10-K.

10.66	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and Richard C. Adkerson. Incorporated by reference to Exhibit 10.39 to the FCX 2003 Form 10-K.

10.67	Change of Control Agreement dated February 3, 2004, between FCX and Michael J. Arnold. Incorporated by reference to Exhibit 10.40 to the FCX 2003 Form 10-K.

10.68	Change of Control Agreement dated February 3, 2004, between FCX and Mark J. Johnson. Incorporated by reference to Exhibit 10.41 to the FCX 2003 Form 10-K.

10.69	Change of Control Agreement dated February 3, 2004, between FCX and Kathleen L. Quirk. Incorporated by reference to Exhibit 10.42 to the FCX 2003 Form 10-K.

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