Form 10-K
period 2007-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2008-02-29
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number: 1-9916

Freeport-McMoRan Copper & Gold Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2480931
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One North Central Avenue
Phoenix, Arizona	85004-4414
(Address of principal executive offices)	(Zip Code)

(602) 366-8100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share	New York Stock Exchange
7% Convertible Senior Notes due 2011 of the registrant	New York Stock Exchange
6¾% Mandatory Convertible Preferred Stock, par value $0.10 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  ☑ Large accelerated filer 0 Accelerated filer 0 Non-accelerated filer 0 Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                  0 Yes ☑ No

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $35.0 billion on February 15, 2008, and approximately $31.3 billion on June 30, 2007.

Common stock issued and outstanding was 382,767,582 shares on February 15, 2008, and 381,655,613 shares on June 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for our 2008 Annual Meeting are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

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

References to “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries, including, except as otherwise stated, Phelps Dodge Corporation (Phelps Dodge) and its subsidiaries, which we acquired on March 19, 2007. References to “Notes” refer to the “Notes to Consolidated Financial Statements” included in our 2007 Annual Report included herein (see Item 8. Financial Statements and Supplementary Data).

GENERAL

We are one of the world’s largest copper, gold and molybdenum mining companies in terms of reserves and production. Our principal asset is the Grasberg minerals district in Papua, Indonesia, which based on the latest available reserve data provided by third-party industry consultants, contains the largest single recoverable copper reserve and the largest single gold reserve of any mine in the world.

On March 19, 2007, we acquired Phelps Dodge, a fully integrated producer of copper and molybdenum, with mines in North and South America, processing capabilities for other by-product minerals and several development projects, including Tenke Fungurume in the Democratic Republic of Congo (DRC).

In North America we have six operating copper mines – Morenci, Bagdad, Sierrita and Safford in Arizona, and Chino and Tyrone in New Mexico, as well as one operating molybdenum mine – Henderson in Colorado.  In addition, we have announced plans to restart the Miami copper mine in Arizona, and the Climax molybdenum mine in Colorado. All of these operations are wholly owned, except for Morenci, in which we have an 85 percent joint venture interest. The North American mining operations are operated in an integrated fashion and have long-lived reserves with additional development potential.

In South America we have four operating copper mines – Cerro Verde in Peru, and Candelaria, Ojos del Salado and El Abra in Chile. We own a 53.56 percent interest in Cerro Verde, 80 percent interests in Candelaria and Ojos del Salado, and a 51 percent interest in El Abra.

In Indonesia we own 90.64 percent of PT Freeport Indonesia, including 9.36 percent owned through our wholly owned subsidiary, PT Indocopper Investama. The Government of Indonesia owns the remaining 9.36 percent of PT Freeport Indonesia.  PT Freeport Indonesia operates under an agreement called a Contract of Work with the Government of Indonesia.  The Contract of Work permits us to conduct exploration, mining and production activities in a 24,700-acre area called Block A, which includes the Grasberg mineral district. Under the Contract of Work, PT Freeport Indonesia also conducts exploration activities (which had been suspended, but resumed in 2007) in an approximate 500,000-acre area called Block B.

In Africa, we have a 57.75 percent interest in the Tenke Fungurume project in the DRC.  The Tenke Fungurume mine will produce copper and cobalt and is expected to commence mining operations in 2009.

Our mining revenue for 2007 (pro forma to include the operations of Phelps Dodge before the acquisition), includes sales of copper (approximately 79 percent), molybdenum (approximately 11 percent) and gold (approximately 6 percent).  Our consolidated copper production (on a proforma basis to include the operations of Phelps Dodge before the acquisition) was primarily from three mines, the Grasberg minerals district in Indonesia (approximately 30 percent), the Morenci mine in Arizona (approximately 18 percent), and the Cerro Verde mine in Peru (approximately 15 percent).

For information about our segments and geographic areas see Note 18.

The locations of our operating mines, as well those in development are shown on the map below.

As a mining company, our principal assets are our reserves. At December 31, 2007, consolidated recoverable proven and probable reserves totaled 93.2 billion pounds of copper, 41.0 million ounces of gold, 2.0 billion pounds of molybdenum, 230.9 million ounces of silver and 0.6 billion pounds of cobalt. Approximately 40 percent of our copper reserves were in Indonesia, approximately 28 percent were in South America, approximately 27 percent were in North America and approximately five percent were in Africa.  Approximately 96 percent of our gold reserves were in Indonesia, with our remaining gold reserves in South America. Our molybdenum reserves are primarily in North America (approximately 90 percent), with our remaining molybdenum reserves in South America.  (See “Ore Reserves”).

The diagram below shows our corporate structure.

NORTH AMERICA

Our North American mining operations comprise copper operations from mining through rod production, molybdenum operations from mining through conversion to chemical and metallurgical products, and the marketing and sale of both product lines. We have six operating copper mines in North America – Morenci, Bagdad, Sierrita, Safford, Chino and Tyrone, and one operating molybdenum mine – Henderson. Additionally, in December 2007, we announced our plan to restart the Climax molybdenum mine and in January 2008, our plan to restart our Miami mine.  Our North American mining division also includes rod and refining operations, which consist of copper conversion facilities including a smelter, refinery, rod mills and a specialty copper products facility.

Following are maps and descriptions of our North American mining operations:

Morenci and Safford

Morenci. Morenci, the largest copper mine in North America, is an open-pit copper mining complex located in Greenlee County, Arizona, approximately 50 miles northeast of Safford on U.S. Highway 191. The site is accessible by a paved highway and a railway spur. We own an 85 percent interest in Morenci, and 15 percent is owned by affiliates of Sumitomo Corporation. Each partner takes in kind its share of Morenci’s production. The open-pit mine has been in continuous operation since 1939 and previously was mined through underground workings. The Morenci mine is a porphyry copper deposit that has leachable oxide and secondary sulfide mineralization, and millable primary sulfide mineralization. The predominant oxide copper mineral is chrysocolla. Chalcocite is the most important secondary copper sulfide mineral and chalcopyrite the dominant primary copper sulfide.

The Morenci operation consists of a 49,000 metric ton-per-day (54,000 short tons per day) concentrator that produces copper and molybdenum concentrate, an 80,000 metric ton-per-day crushed-ore leach pad and stacking system, a large low-grade run-of-mine (ROM) leaching system, four solution-extraction (SX) plants, and three electrowinning (EW) tank houses that produce copper cathode. Total EW tank house capacity is approximately 965 million pounds of copper per year. Total annual copper production over the next three years is expected to range between 790 to 990 million pounds (670 to 840 million pounds for our share) and total annual molybdenum production approximates one million pounds per year. Morenci uses a fleet of 115 235-metric ton haul trucks loaded by 15 shovels with bucket sizes ranging from 47 to 55 cubic meters, which are capable of moving an average of 1,000,000 metric tons of material per day.

The concentrate leach, direct-electrowinning facility at Morenci is ramping up production following commissioning in third-quarter 2007. This project uses our proprietary medium-temperature, pressure-leaching and direct-electrowinning technology, which will enhance cost savings by processing concentrates on-site instead of shipping concentrates to smelters for treatment and by providing acid as a by-product for use in leaching operations. The concentrate-leach project included the restart of a mill, which adds 115 million pounds of copper production per year and the mill is operating near capacity of 49,000 metric tons-per day.

Morenci is located in a desert environment with rainfall averaging 13 inches per year. The highest bench elevation is 1,950 meters above sea level, and the ultimate pit bottom is expected to have an elevation of 900 meters above sea level. The Morenci operation encompasses approximately 53,944 acres comprising 47,609 acres of patented mining claims and other fee lands, 5,914 acres of unpatented mining claims, and 421 acres of land held by state or federal permits, easements and rights-of-way.

Morenci receives electrical power from Tucson Electric Power Company, Arizona Public Service, and the Luna Energy Facility in Deming, New Mexico (in which we own a one-third interest). Although we believe the Morenci operation has sufficient water sources to support mining operations as currently planned, we are a party to litigation that could adversely affect our water rights at Morenci and at our other properties in Arizona. (Refer to Item 3, Legal Proceedings, for information concerning the status of these proceedings.)

Safford.  The Safford project is an open-pit copper mining complex located in Graham County, Arizona, approximately eight miles north of the town of Safford and 170 miles east of Phoenix. The site is accessible by paved county road off U.S. Highway 70. The project construction is essentially complete, and initial production commenced in late 2007 with a ramp up to full production of 240 million pounds of copper per year expected in the first half of 2008. The Safford mine includes two porphyry copper deposits that have leachable oxide and secondary sulfide mineralization. The predominant oxide copper minerals are chrysocolla and copper-bearing iron oxides. Chalcocite is the most important secondary copper sulfide mineral.

The property is a mine-for-leach project and produces copper cathodes. The operation will consist of two open pits feeding a crushing facility with a capacity of 103,000 metric tons per day of crushed ore. The crushed ore is delivered to a single leach pad by a series of overland and portable conveyors. ROM ore is placed on the leach pad by trucks. Leach solutions feed an SX/EW facility with a capacity of 240 million pounds of copper per year. Average annual copper production over the next three years is expected to range between 205 to 240 million pounds. The mining fleet consists of 17 235-metric ton haul trucks, expanding to 21 trucks by the end of 2008, loaded by five shovels with bucket sizes ranging from 31 to 34 cubic meters, which are capable of moving an average of approximately 285,000 metric tons per day.

Safford is located in a desert environment with rainfall averaging 10 inches per year. The highest bench elevation is expected to be 1,350 meters above sea level, and the ultimate pit bottom is expected to have an elevation of 750 meters above sea level. The Safford operation encompasses approximately 24,957 acres comprising 20,994 acres of patented lands, 3,932 acres of unpatented lands and 31 acres of land held by federal permit.

The Safford project receives electrical power through the Southwest Transmission Cooperative, a subsidiary of Arizona Electric Power Cooperative, Inc. Although we believe the Safford operation has sufficient water resources to support mining operations as currently planned, we are a party to litigation that could adversely impact the water rights at Safford and at our other properties in Arizona.  (Refer to Item 3, Legal Proceedings, for information concerning the status of these proceedings.)

Bagdad

Bagdad is an open-pit copper and molybdenum mining complex located in Yavapai County in west-central Arizona. It is approximately 60 miles west of Prescott and 100 miles northwest of Phoenix.  The property can be reached by Arizona Highway 96, which ends at the town of Bagdad. The closest railroad siding is at Hillside, Arizona, approximately 24 miles southeast on Arizona Highway 96. The open-pit mining operation has been ongoing since 1945, and prior mining was conducted through underground workings. The Bagdad mine is a porphyry copper deposit that has leachable oxide and secondary sulfide mineralization, and millable primary sulfide mineralization. The predominant oxide copper minerals are chrysocolla, malachite and azurite. Chalcocite is the most important secondary copper sulfide mineral, and chalcopyrite and molybdenite the dominant primary sulfides.

The Bagdad operation consists of a 75,000 metric ton-per-day concentrator that produces copper and molybdenum concentrates, and an SX/EW plant that produces copper cathode from solution generated by low-grade ROM leaching and from conversion of a portion of mill copper concentrates in a concentrate-leach plant. The majority of concentrate produced is smelted at our Miami, Arizona, facility. Additionally, up to 35 million pounds per year are produced as cathode from the SX/EW and concentrate-leach plants and up to 20 million pounds per year from the ROM leaching system. Total projected annual copper production over the next three years is expected to range from 200 to 225  million pounds. Molybdenum production at the Bagdad mill ranges from 8 million to 11 million pounds per year. The current mining fleet has the capacity to move in excess of 180,000 metric tons of material per day using 25 235-metric ton haul trucks loaded by seven shovels with bucket sizes ranging from 20 to 47 cubic meters.

In 2002, we constructed a high-temperature, concentrate-leaching demonstration plant designed to recover 35 million pounds of commercial-grade copper cathode annually from chalcopyrite concentrates. The facility is the first of its kind in the world to use high-temperature, pressure leaching to process chalcopyrite concentrates. During 2005, this facility was used to test and demonstrate medium-temperature, pressure leaching and direct-electrowinning technology, which is now used at the Morenci concentrate-leaching facility, and was converted back to high-temperature, pressure leaching in December 2005. In December 2007, we announced plans to convert this facility to a molybdenum concentrate leach facility by 2010, which is expected to increase our annual molybdenum processing capacity by approximately 20 million pounds.

Bagdad is located in a desert environment with rainfall averaging 15 inches per year. The highest bench elevation is 1,200 meters above sea level, and the ultimate pit bottom is expected to be 475 meters above sea level. The Bagdad operation encompasses approximately 21,743 acres comprising 21,143 acres of patented mining claims and other fee lands, and 600 acres of unpatented mining claims.

Bagdad receives electrical power from Arizona Public Service Company. Although we believe the Bagdad operation has sufficient water resources to support mining operations as currently planned, we are a party to litigation that could adversely affect our water rights at Bagdad and at our other properties in Arizona.  (Refer to Item 3, Legal Proceedings, for information concerning the status of these proceedings.)

Sierrita

Sierrita is an open-pit copper and molybdenum mining complex located in Pima County, Arizona, approximately 20 miles southwest of Tucson and seven miles west of the town of Green Valley and Interstate Highway 19.  The site is accessible by a paved highway and by rail. The mine has been in operation since 1959. The Sierrita mine is a porphyry copper deposit that has leachable oxide and secondary sulfide mineralization, and millable primary sulfide mineralization. The predominant oxide copper minerals are malachite, azurite and chrysocolla. Chalcocite is the most important secondary copper sulfide mineral, and chalcopyrite and molybdenite the dominant primary sulfides.

The Sierrita operation consists of a 102,000 metric ton-per-day concentrator, two molybdenum roasters and a rhenium processing facility. The facility produces copper and molybdenum concentrates. Sierrita also produces copper from a ROM oxide-leaching system. Cathode copper is plated at the Twin Buttes EW facility which has a design capacity of approximately 50 million pounds of copper per year. In 2004, a copper sulfate crystal plant began production. The facility has the capacity to produce 40 million pounds of copper sulfate per year. Total annual copper production over the next three years is expected to range from 155 to 190 million pounds. Molybdenum production averages approximately 20 million pounds per year. The molybdenum facility consists of a leaching circuit, two molybdenum roasters and a packaging facility. The molybdenum facilities process Sierrita concentrate, concentrate from our other mines and concentrate from third-party sources. The current mining fleet has the capacity to move an average of 200,000 metric tons of material per day using 23 210- to 235-metric ton haul trucks loaded by five shovels with bucket sizes ranging from 21 to 47 cubic meters.

Sierrita is located in a desert environment with rainfall averaging 12 inches per year. The highest bench elevation is 1,350 meters above sea level, and the ultimate pit bottom is expected to be 600 meters above sea level. The Sierrita operation encompasses approximately 22,320 acres comprising 14,400 acres of patented mining claims and other fee lands, 5,725 acres of unpatented mining claims (includes 3,655 acres overlaying federal minerals on previously counted fee lands), and 2,195 acres of leased lands.

Sierrita receives electrical power through long-term contracts with the Tucson Electric Power Company. Although we believe the Sierrita operation has sufficient water resources to support mining operations as currently planned, we are a party to litigation that could adversely affect our water rights at Sierrita and at our other properties in Arizona.  (Refer to Item 3, Legal Proceedings, for information concerning the status of these proceedings.)

Miami

Miami is an open-pit copper mining complex located in Gila County, Arizona, approximately 90 miles east of Phoenix and six miles west of the city of Globe on U.S. Highway 60. The site is accessible by a paved highway and by rail. The Miami mining operation has been on care-and-maintenance status since 2002, but has historically processed copper ore using both flotation and leaching technologies since about 1915. Since 2002, residual leaching of stockpiles has continued with copper recovered by the SX/EW process. The Miami mine is a porphyry copper deposit that has leachable oxide and secondary sulfide mineralization. The predominant oxide copper minerals are chrysocolla, copper-bearing clays, malachite and azurite. Chalcocite and covellite are the most important secondary copper sulfide minerals.

The design capacity of the SX/EW plant is 200 million pounds per year.  In January 2008, we announced our plan to restart the Miami mine. We expect full rates of production to approximate 100 million pounds of copper per year.  Refer to “Development and Exploration” for further discussion.

The Miami smelter processes concentrate primarily from Bagdad, Sierrita, Morenci and Chino and has been in production for over 80 years. The smelter has been upgraded during that period to implement new technologies, to improve production and to comply with current air quality standards. Concentrate processed through the smelter totaled approximately 759,000 metric tons in 2007 and 612,000 metric tons in 2006. Sulfuric acid is a by-product of smelting concentrates, and the Miami smelter is the most significant source of sulfuric acid for our domestic leaching operations. The Miami rod plant treats cathodes from Miami and other domestic operations and produces approximately 316 million pounds of copper rod per year.

Miami is located in a desert environment with rainfall averaging approximately 18 inches per year. The highest bench elevation is 1,400 meters above sea level, and the ultimate pit bottom is expected to be 800 meters above sea level. The Miami operation encompasses approximately 9,058 acres comprising 8,725 acres of patented mining claims and other fee lands, and 333 acres of unpatented mining claims.

Miami receives electrical power through long-term contracts with the Salt River Project and natural gas through long-term contracts with El Paso Natural Gas. Although we believe the Miami operation has sufficient water resources to support mining operations as currently planned, we are a party to litigation that could adversely affect our water rights at Miami and at our other properties in Arizona.  (Refer to Item 3, Legal Proceedings, for information concerning the status of these proceedings.)

Chino and Tyrone

Chino. Chino is an open-pit copper mining complex located in southwestern New Mexico in Grant County, approximately 15 miles east of the town of Silver City off of State Highway 180. The mine is accessible by paved roads and by rail. Chino has been in operation since 1910. The Chino mine is a porphyry copper deposit with adjacent copper skarn deposits. There is leachable oxide and secondary sulfide mineralization, and millable primary sulfide mineralization. The predominant oxide copper minerals are chrysocolla and azurite. Chalcocite is the most important secondary copper sulfide mineral, and chalcopyrite and molybdenite the dominant primary sulfides.

The Chino operation consists of a 39,000 metric ton-per-day concentrator that produces copper and molybdenum concentrates, and a 150 million pound-per-year SX/EW plant that produces copper cathode from solution generated by ROM leaching. Total annual copper production over the next three years is expected to range from 180 to 245 million pounds, along with annual molybdenum production of approximately one million pounds. The current mining fleet has the capacity to move an average of 180,000 metric tons of material per day utilizing a fleet of 23 245- and 290-metric ton haul trucks loaded by eight shovels/loaders with bucket sizes ranging from 14 to 47 cubic meters. Copper ore is crushed and sent to the concentrator. Leach ore is placed on stockpiles located throughout the property and the leach solution is processed at Chino’s SX/EW facility that has a maximum capacity of 153 million pounds of copper cathode per year.

Chino is located in a desert environment with rainfall averaging 16 inches per year. The highest bench elevation is 2,250 meters above sea level, and the ultimate pit bottom is expected to be 1,500 meters above sea level. The Chino operation encompasses approximately 118,062 acres comprising 113,258 acres of patented mining claims and other fee lands, and 4,804 acres of unpatented mining claims (including 22,907 acres overlaying federal and state minerals on previously counted fee lands).

Chino receives power from the Luna Energy Facility and from the open market. It also has the ability to self-generate power. We believe Chino has sufficient water resources to support mining operations as currently planned.

Tyrone. Tyrone is an open-pit copper mining complex located in southwestern New Mexico in Grant County, approximately 10 miles south of Silver City, New Mexico, along State Highway 90. The site is accessible by paved road. The open-pit mine has been in operation since 1967. The Tyrone mine is a porphyry copper deposit. Mineralization is predominantly leachable secondary sulfide consisting of chalcocite.

Copper processing facilities consist of an SX/EW operation with a maximum capacity of 168 million pounds of copper cathodes per year. Annual copper production over the next three years is expected to range from 80 to 115 million pounds. The current mining fleet has the capacity to move an average of 120,000 metric tons of material per day using a fleet of 15 190-metric ton haul trucks loaded by five shovels with bucket sizes ranging from 22 to 54 cubic meters. Historically, ore production has occurred from numerous open pits throughout the site. Mining is currently ongoing in a single, large, central open pit.

Tyrone is located in a desert environment with rainfall averaging 16 inches per year. The highest bench elevation is 2,000 meters above sea level, and the ultimate pit bottom is expected to have an elevation of 1,500 meters above sea level. The Tyrone operation encompasses approximately 35,200 acres comprising 18,755 acres of patented mining claims and other fee lands, and 16,445 acres of unpatented mining claims (includes 1,116 acres overlaying federal minerals on previously counted fee lands).

Tyrone receives electrical power from the Luna Energy Facility and from the open market. Tyrone also has the ability to self-generate power. We believe the Tyrone operation has sufficient water resources to support mining operations as currently planned.

Henderson and Climax

Henderson. The Henderson molybdenum mine is located approximately 42 miles west of Denver, Colorado, off U.S. Highway 40. Nearby communities include the towns of Empire, Georgetown and Idaho Springs. The Henderson mill site is located approximately 15 miles west of the mine, and is accessible from Colorado State Highway 9. The Henderson mine and mill are connected by a 10-mile conveyor tunnel under the Continental Divide and an additional five-mile surface conveyor. The tunnel portal is located five miles east of the mill. The mine has been in operation since 1976. The Henderson mine is a porphyry molybdenum deposit with molybdenite as the primary sulfide mineral.

The Henderson operation consists of a large block-cave underground mining complex feeding a 36,000 metric ton-per-day concentrator. Henderson has the capacity to produce approximately 40 million pounds of molybdenum per year with production expected to be at or near capacity over the next three years. The underground mining equipment fleet consists of 17 nine-metric ton load-haul-dumps, and seven 36- and 73-metric ton haul trucks, which feed a gyratory crusher feeding a series of three overland conveyors to the mill stockpiles. Mining is currently from two production levels. The majority of the molybdenum concentrate produced is shipped to our Fort Madison, Iowa, processing facility.

The Henderson mine is located in a mountain region with the main access shaft at 3,180 meters above sea level. The main production levels are currently at elevations of 2,350 and 2,000 meters above sea level. This region experiences significant snowfall during the winter months.

The Henderson mine and mill operations encompass approximately 11,878 acres comprising 11,843 acres of patented mining claims and other fee lands, and a 35-acre easement with the U.S. Forest Service for the surface portion of the conveyor corridor.

Henderson operations receive electrical power through long-term contracts with Xcel Energy and natural gas through long-term contracts with BP Energy with Xcel Energy as the transporter. We believe Henderson has sufficient water resources at the mine and mill for any planned production scenarios.

Climax.  The Climax molybdenum mine is located 13 miles northeast of Leadville, Colorado, off Colorado State Highway 91 at the top of Freemont Pass. The mine is accessible by paved roads. The Climax mine is a porphyry molybdenum deposit with molybdenite as the primary sulfide mineral.

The Climax mine was placed on care-and-maintenance status in 1995. In December 2007, we announced plans to restart the Climax mine. This $500 million project involves construction of new milling facilities and the restart of open-pit mining. Refer to “Development and Exploration” for further discussion.

The Climax mine is located in a mountain region. The highest bench elevation is approximately 4,050 meters above sea level, and the ultimate pit bottom is expected to be approximately 3,100 meters above sea level. This region experiences significant snowfall during the winter months. The Climax operation encompasses approximately 14,339 acres of patented mining claims and other fee lands.

Climax’s electrical power is supplied by Xcel Energy. We expect that once the operations are restarted, Xcel Energy will be able to supply sufficient energy to the Climax mine. Although we believe the Climax operation has sufficient water resources to support mining operations as currently planned, we are a party to litigation that could adversely affect our water rights at Climax. (Refer to Item 3, Legal Proceedings, for information concerning the status of these proceedings.)

Other North American Operations

Rod and Refining operations. Our rod and refining operations consist of conversion facilities including a refinery in El Paso, Texas, rod mills in El Paso, Texas; Norwich, Connecticut; Miami, Arizona and Chicago, Illinois, and a specialty copper products facility in Bayway, New Jersey.  We refine our anode copper production from our smelter in Miami, Arizona, along with purchased anodes at our El Paso refinery. The El Paso refinery has an annual production capacity of about 900 million pounds of copper cathode, which is sufficient to refine all the anode copper we produce at Miami. Our El Paso refinery also produces nickel carbonate, copper telluride, and autoclaved slimes material containing gold, silver, platinum and palladium.

We are the world’s largest producer of continuous-cast copper rod, which is the basic feed for the electrical wire and cable industry. Most of our refined copper and additional purchased copper cathode is converted into rod at our four continuous-cast copper rod mills, which have a collective annual capacity to convert more than two billion pounds of refined copper into rod and other refined copper products.

Molybdenum Conversion facilities.  We process molybdenum concentrates at our conversion plants in the United States and Europe into such products as technical-grade molybdic oxide, ferromolybdenum, pure molybdic oxide, ammonium molybdates, molybdenum metal powders and molybdenum disulfide. We operate molybdenum roasters at Green Valley, Arizona; Fort Madison, Iowa; and Rotterdam, the Netherlands.

The Green Valley, Arizona facility, which is located at our Sierrita mine, consists of two molybdenum roasters that process molybdenum concentrates produced at our mines and on a toll basis for third parties. The facility produces molybdenum oxide and related products.

The Fort Madison, Iowa, facility consists of two molybdenum roasters, a sulfuric acid plant, a metallurgical (technical oxide) packaging facility, and a chemical conversion plant, which includes a wet-chemicals plant and sublimation equipment. In the chemical plant, molybdic oxide is further refined into various high-purity molybdenum chemicals for a wide range of uses by chemical and catalyst manufacturers. In addition to metallurgical oxide products, the Fort Madison facility produces ammonium dimolybdate, pure molybdic oxide, ammonium heptamolybdate, ammonium octamolybdate, sodium molybdate, sublimed pure molybdic oxide and molybdenum disulfide.

The Rotterdam conversion plant consists of a molybdenum roaster, sulfuric acid plant, metallurgical packaging facility and chemical conversion plant. The plant produces metallurgical products primarily for third parties. Ammonium dimolybdate and pure molybdic oxide are produced in the wet-chemicals plant.

We also produce ferromolybdenum and molybdenum disulfide for worldwide customers at our conversion plant located in Stowmarket, United Kingdom. The plant is operated both as an internal and external customer tolling facility.

Process Technology Centers.  We have a process technology center located in Safford, Arizona. The objective of the center is to develop technologies that will enhance our competitive position in the world copper market. The center provides metallurgical process development capabilities, process optimization services, metallurgical testing and advanced material characterization services to meet the needs of our operations. Activities are focused on the development of new cost-competitive, “step change” technologies and the continuous improvement of existing processes, with an emphasis on the effective implementation, transfer and sharing of technology within our operations and projects. The center employs approximately 125 engineers, scientists and technical support staff. The facilities include:

•	a large-diameter, column-leach facility for testing run-of-mine material, which is capable of processing up to approximately 550 metric tons of ore annually;
•	a continuous SX/EW test facility capable of producing approximately 3,000 pounds of copper cathode per day;
•	a small-diameter, column-leach facility with a capacity of about 250 individual tests per year for crushed material;
•	a metallurgical laboratory for the development of biological leaching processes and enhancements, and other biological applications;
•	a demonstration facility for production of new copper products; and
•	a state-of-the-art material characterization laboratory with advanced mineralogy, analytical chemistry and metallography capabilities.

The principal areas of activity include hydrometallurgy (leaching and SX/EW), mineral processing (crushing, grinding and flotation), material characterization, environmental technology, new copper products and technical information services.

We also have a molybdenum technology center located in Sahuarita, Arizona, focused on new product development and product applications as an extension of our metals business. In addition, our Climax technology center produces molybdenum metal powders.

SOUTH AMERICA

We have four operating copper mines in South America – Cerro Verde in Peru, and Candelaria, Ojos del Salado and El Abra in Chile. These operations include open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW.

Following are maps and descriptions for our South American Mining operations:

Cerro Verde

Cerro Verde is an open-pit copper and molybdenum mining complex located 20 miles southwest of Arequipa, Peru. The site is accessible by paved highway. We have a 53.56 percent interest in Cerro Verde. The remaining 46.44 percent is held by SMM Cerro Verde Netherlands B.V. (21.0 percent), Compañia de Minas Buenaventura S.A.A. (18.5 percent) and other shareholders whose shares are publicly traded on the Lima Stock Exchange (6.94 percent). The Cerro Verde mine has been in operation since 1976.

The Cerro Verde mine is a porphyry copper deposit that has leachable oxide and secondary sulfide mineralization, and millable primary sulfide mineralization. The predominant oxide copper minerals are brochantite, chrysocolla, malachite and copper “pitch.” Chalcocite and covellite are the most important secondary copper sulfide minerals. Chalcopyrite and molybdenite are the dominant primary sulfides.

Cerro Verde’s current operation consists of an open-pit copper mine and SX/EW leaching facilities. Leach-copper production is derived from a 39,000 metric ton-per-day crushed leach facility and a ROM leach system. This leaching operation has a capacity of approximately 200 million pounds of copper per year. A new 108,000 metric ton-per-day concentrator was completed in late 2006, and processing of sulfide ore began in the fourth quarter of 2006. Annual production over the next three years is expected to range from 655 to 705 million pounds of copper (350 to 375 million pounds for our share) and seven to nine million pounds of molybdenum (four to five million pounds for our share).

Cerro Verde has sufficient equipment to move an average of 295,000 metric tons of material per day using a fleet of 26 180-metric ton and 230-metric ton haul trucks loaded by six shovels with bucket sizes ranging in size from 21 to 46 cubic meters.

Copper cathodes and concentrate production are transported approximately 70 miles by truck and rail to the Pacific Port of Matarani for shipment to international markets.

Cerro Verde is located in a desert environment with rainfall averaging 1.5 inches per year and is in an active seismic zone. The highest bench elevation is 2,900 meters above sea level, and the ultimate pit bottom is expected to be 2,000 meters above sea level. Cerro Verde has a mining concession covering approximately 53,094 acres plus 15 acres of owned property and 22 acres of rights-of-way outside the mining concession area.

Cerro Verde receives electrical power under long-term contracts with Electroperu and Empresa de Generación Eléctrica de Arequipa. The existing freshwater intake and supply system on the Rio Chili was expanded for the Cerro Verde concentrator project. Cerro Verde’s participation in the Pillones Reservoir Project has secured water rights that we believe will be sufficient to support Cerro Verde’s operations as currently planned.

Candelaria and Ojos del Salado

Candelaria.  Candelaria is an open-pit and underground copper mining complex located approximately 12 miles south of Copiapó in northern Chile’s Atacama province, Region III. The site is accessible by two maintained dirt roads, one coming through the Tierra Amarilla community and the other off of Route 5 of the International Pan-American Highway. We have an 80 percent interest in Candelaria. The remaining 20 percent interest is owned by affiliates of the Sumitomo Corporation. The open-pit copper mine has been in operation since 1993 and the underground copper mine since 2005.

The Candelaria mine is an iron oxide, copper/gold deposit. Millable primary sulfide mineralization consists of chalcopyrite.

The Candelaria operation consists of an open-pit copper mine and a 4,000 metric ton-per-day underground copper mine, which is mined by sublevel stoping, feeding a 67,000 metric ton-per-day concentrator. On average, open-pit mining operations move 290,000 metric tons of material per day using a fleet of 50 225-metric ton haul trucks loaded by nine shovels with bucket sizes ranging from 13 to 43 cubic meters. Copper concentrates are transported by truck to the Punta Padrones port facility located in Caldera, approximately 50 miles northwest of the mine. Annual copper production is expected to range from 300 to 360 million pounds (240 to 285 million pounds for our share) over the next three years.

Candelaria is located in a desert environment with rainfall averaging less than one inch per year and is in an active seismic zone. The highest bench elevation is 675 meters above sea level, and the ultimate pit bottom is expected to be 30 meters below sea level. The Candelaria property encompasses approximately 13,390 acres, including approximately 544 acres for the port facility in Caldera. The remaining property consists of mineral rights owned by us in which the surface is not owned but is controlled by us consistent with Chilean law.

Candelaria receives electrical power through long-term contracts with Empresa Eléctrica Guacolda S.A., a local energy company. Candelaria’s water supply comes from well fields in the area of Tierra Amarilla and Copiapó that draw water from the Copiapó River aquifer. Because of rapid depletion of that aquifer in recent years, ongoing studies are addressing the adequacy of this water supply for mining operations as planned.

Ojos del Salado.  Ojos del Salado consists of two underground copper mines (Santos and Alcaparrosa) and a 4,000 metric ton-per-day concentrator. The operation is located approximately 10 miles east of Copiapó in northern Chile’s Atacama province, Region III, and is accessible by paved highway. We have an 80 percent interest in Ojos del Salado. The remaining 20 percent interest is owned by affiliates of the Sumitomo Corporation. The Ojos del Salado operation began commercial production in 1929.

The Ojos del Salado mines are iron oxide and copper/gold deposits. Millable primary sulfide mineralization consists of chalcopyrite.

The Ojos del Salado operation has a capacity of 3,800 metric tons per day of ore from the Santos underground mine and 4,000 metric tons per day from the Alcaparrosa underground mine. The ore from both mines is mined by sublevel stoping, which is a variation of blasthole stoping, because both the ore and enclosing rocks are competent. The broken ore is removed from the stopes using front-end loaders and loaded into 18 28-metric ton trucks, which transport the ore to the surface. The ore from the Santos mine is hauled directly to the Ojos del Salado mill for processing, and the ore from the Alcaparrosa mine is reloaded into five 54-metric ton trucks and hauled 12 miles to the Candelaria mill for processing. The Ojos del Salado concentrator has the capacity to produce over 60 million pounds of copper and 19,000 ounces of gold per year. Annual copper production over the next three years is expected to range from 30 to 60 million pounds (24 to 48 million pounds for our share), and annual gold production is expected to range from 6,000 to 19,000 ounces (4,800 to 15,200 ounces for our share) over the next four years. Tailings from the Ojos del Salado mill are pumped to the Candelaria tailings facility for final deposition. The Candelaria facility has sufficient capacity for the remaining Ojos del Salado tailings in addition to Candelaria’s tailings.

Ojos del Salado is located in a desert environment with rainfall averaging less than one inch per year and is in an active seismic zone.  The highest underground level is at an elevation of 500 meters above sea level, with the lowest underground level at 150 meters above sea level. The Ojos del Salado mineral rights encompass approximately 15,815 acres, which includes approximately 6,784 acres of owned land in and around the Ojos del Salado underground mines and plant site.

Ojos del Salado receives electrical power through long-term contracts with Empresa Eléctrica Guacolda S.A. Ojos del Salado’s water supply draws water from the Copiapo River aquifer.  Because of rapid depletion of this aquifer in recent years, ongoing studies are addressing the adequacy of this water supply for the mining operation as planned.

El Abra

El Abra is an open-pit copper mining complex located 47 miles north of Calama in Chile’s El Loa province, Region II. The site is accessible by paved highway and by rail. We have a 51 percent interest in El Abra. The remaining 49 percent interest is held by the state-owned copper enterprise Corporación Nacional del Cobre de Chile (CODELCO). The mine has been in operation since 1996.

The El Abra mine is a porphyry copper deposit that has leachable oxide and sulfide mineralization. The predominant oxide copper minerals are chrysocolla and pseudomalachite. There are lesser amounts of copper-bearing clays and tenorite. The predominant primary sulfide copper minerals are bornite and chalcopyrite. The secondary sulfide mineralization is chalcocite. The El Abra operation consists of an open-pit copper mine and an SX/EW facility with a capacity of 500 million pounds of copper cathode per year from a 120,000 metric ton-per-day crushed leach circuit and a similar-sized, ROM leaching operation. Annual copper production is expected to range from 335 pounds to 370 million pounds over the next three years (170 million to 190 million pounds for our share). The mining operation has sufficient equipment to move an average of 223,000 metric tons per day using a fleet of 26 220-metric ton haul trucks loaded by six shovels with buckets ranging in size from 26 to 41 cubic meters. At the end of 2006, we completed a feasibility study to evaluate the development of the large sulfide deposit at El Abra.  This project would extend the mine life by over ten years and is expected to provide an additional 325 million pounds of copper per year compared to the current oxide operation. Copper production from the sulfides is expected to begin in 2010.  Refer to “Development and Exploration” for further discussion.

El Abra is located in a desert environment with rainfall averaging less than one inch per year and is in an active seismic zone. The highest bench elevation is 4,180 meters above sea level, and the ultimate pit bottom is expected to be 3,410 meters above sea level. El Abra controls a total of 110,268 acres of mining claims covering the ore deposit, stockpiles, process plant, and water wellfield and pipeline. In addition, El Abra has acquired land surface rights for the plant to mine access road, the wellfield, power transmission line, and for the water pipeline from the Salar de Ascotán. Acquisition of additional land surface area required for the future development of the sulfide project is in process.

El Abra currently receives electrical power under a contract with Electroandina, which will expire at the end of 2017. We believe the El Abra operation has sufficient water rights to support operations as currently planned.

INDONESIA

PT Freeport Indonesia is a limited liability company organized under the laws of the Republic of Indonesia and incorporated in Delaware. We directly own 81.28 percent of PT Freeport Indonesia, 9.36 percent indirectly through our subsidiary, PT Indocopper Investama, and the Government of Indonesia owns the remaining 9.36 percent. PT Freeport Indonesia mines, processes and explores for ore containing copper, gold and silver. It operates in the remote highlands of the Sudirman Mountain Range in the province of Papua, Indonesia, which is on the western half of the island of New Guinea. PT Freeport Indonesia markets its concentrates containing copper, gold and silver worldwide.

PT Freeport Indonesia operates under an agreement, the Contract of Work, with the Government of Indonesia. The Contract of Work allows us to conduct exploration, mining and production activities in a 24,700-acre area, referred to as Block A, located in Papua. Under the Contract of Work, PT Freeport Indonesia also conducts exploration activities (which had been suspended, but resumed in 2007) in an approximate 500,000-acre area, referred to as Block B, in Papua. All of PT Freeport Indonesia’s proven and probable mineral reserves and current mining operations are located in Block A.

In July 2004, we received a request from the Indonesian Department of Energy and Mineral Resources that we offer to sell shares in PT Indocopper Investama to Indonesian nationals at fair market value. In response to this request and in view of the potential benefits of having additional Indonesian ownership in our operations, we agreed at that time to consider a potential sale of an interest in PT Indocopper Investama at fair market value. Neither our Contract of Work nor Indonesian law requires us to divest any portion of our ownership interest in PT Freeport Indonesia or PT Indocopper Investama.

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

Contracts of Work

Through a Contract of Work with the Government of Indonesia, PT Freeport Indonesia conducts its  current exploration and mining operations in Indonesia. The Contract of Work governs our rights and obligations relating to taxes, exchange controls, royalties, repatriation and other matters, and was concluded pursuant to the 1967 Foreign Capital Investment Law, which expresses Indonesia’s foreign investment policy and provides basic guarantees of remittance rights and protection against nationalization, a framework for economic incentives and basic rules regarding other rights and obligations of foreign investors. Specifically, the Contract of Work provides that the Government of Indonesia will not nationalize or expropriate PT Freeport Indonesia’s mining operations. Any disputes regarding the provisions of the Contract of Work are subject to international arbitration. We have experienced no disputes requiring arbitration during the 40 years we have operated in Indonesia.

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

PT Irja Eastern Minerals (Eastern Minerals), of which we own 100 percent, has a Contract of Work with the Government of Indonesia containing similar terms to PT Freeport Indonesia’s Contract of Work. Eastern Minerals signed its Contract of Work in August 1994. The Contract of Work originally covered approximately 2.5 million exploration acres.  Eastern Minerals’ Contract of Work provides for a four-to-seven year exploratory term and a 30-year term for mining operations. Subject to Indonesian government approval, which cannot be withheld or delayed unreasonably, we can extend this period for two 10-year periods.  Eastern Minerals’ Contract of Work requires us to relinquish our rights to 25 percent of the original 2.5-million-acre Contract of Work area at the end of each of three specified periods. As of December 31, 2007, we had relinquished approximately 1.3 million acres and we expect to relinquish an additional 0.6 million acres in early 2008. The exploration activities under Eastern Minerals’ Contract of Work also have been suspended in recent years; however, in December 2006, Eastern Minerals received approval from the Government of Indonesia to resume exploration activities in 2007.

Under a joint venture agreement through PT Nabire Bakti Mining, we conduct exploration activities in an area covering approximately 500,000 acres in five parcels contiguous to PT Freeport Indonesia’s Block B and one of Eastern Minerals’ blocks.

PT Freeport Indonesia pays a copper royalty under its Contact of Work that varies from 1.5 percent of copper net revenue at a copper price of $0.90 or less per pound to 3.5 percent at a copper price of $1.10 or more per pound. The Contract of Work royalty rate for gold and silver sales is 1.0 percent.

A large part of the mineral royalties under Government of Indonesia regulations are designated to the provinces from which the minerals are extracted. In connection with our fourth concentrator mill expansion, PT Freeport Indonesia agreed to pay the Government of Indonesia additional royalties (royalties not required by our Contract of Work) to provide further support to the local governments and the people of Papua. PT Freeport Indonesia pays the additional royalties on production exceeding specified annual amounts of copper, gold and silver expected to be generated when its milling facilities operate above 200,000 metric tons of ore per day. The additional royalty for copper equals the Contract of Work royalty rate and for gold and silver equals twice the Contract of Work royalty rates. Therefore, our royalty rate on copper net revenues from production above the agreed levels is double the Contract of Work royalty rate, and our royalty rates on gold and silver sales from production above the agreed levels are triple the Contract of Work royalty rates.

PT Freeport Indonesia’s share of the combined royalties, including the additional royalties which became effective January 1, 1999, totaled $133 million in 2007, $126 million in 2006 and $104 million in 2005.

Grasberg Minerals District

We and our predecessors have conducted exploration and mining operations in Block A since 1967 and have been the only operator of these operations. We currently have two mines in operation: the Grasberg open pit and the Deep Ore Zone (DOZ) underground block cave. The DOZ and the Ertsberg Stockwork Zone are adjacent to each other and are being mined together following our recently completed expansion of our underground operations to 50,000 metric tons per day, and the planned expansion to 80,000 metric tons per day.

Grasberg open-pit.  We began open-pit mining of the Grasberg ore body in 1990. Open-pit operations are expected to continue until mid-2015 at which time the Grasberg underground mining operations are scheduled to begin. Production is currently at the 3,305- to 4,285-meter elevation level and totaled 57.5 million metric tons of ore in 2007 and 63.7 million metric tons of ore in 2006, which provided 75 percent of our 2007 mill feed and 80 percent of our 2006 mill feed. Our open-pit mining rate, including ore and overburden, totaled 667,600 metric tons per day in 2007 and 677,200 metric tons per day in 2006. Approximate annual production rates are expected to range between 600,000 metric tons per day and 700,000 metric tons per day through 2010 and then decline through 2015.

The current Grasberg equipment fleet consists of over 500 units. As of December 31, 2007, the larger mining equipment directly associated with production includes 143 haul trucks with payloads ranging from approximately 215 metric tons to 330 metric tons, 18 shovels with bucket sizes ranging from 30 cubic meters to 42 cubic meters.

Grasberg crushing and conveying systems are integral to the mine and provide the capacity to transport up to 225,000 metric tons per day of Grasberg ore to the mill and 135,000 metric tons per day of overburden to the overburden stockpiles. The remaining ore and overburden is moved by haul trucks.

Deep Ore Zone. The DOZ ore body lies vertically below the now depleted Intermediate Ore Zone. We began production from the DOZ ore body in 1989 using open stope mining methods, but we suspended production in 1991 in favor of production from the Grasberg deposit. Production resumed in September 2000 using the block-cave method. Production is at the 3,110-meter elevation level and totaled 19.5 million metric tons of ore in 2007 and 16.5 million metric tons of ore in 2006. Production from the DOZ averaged 53,500 metric tons of ore per day in 2007 and 45,200 metric tons of ore per day in 2006.

During 2007, we completed over 16,300 meters of development drifting in support of the block-cave mining method, and in mid-2007 we completed an expansion of the DOZ underground operation to allow a sustained rate of 50,000 metric tons of ore per day. Further expansion of the DOZ operation to 80,000 metric tons of ore per day is under way with completion targeted by 2010. Our success in developing the DOZ mine, one of the world’s largest underground mines, has given us additional confidence in the future development of our large-scale undeveloped ore bodies.

The DOZ mine fleet consists of over 175 pieces of mobile heavy equipment. The primary mining equipment directly associated with production and development includes 51 load-haul-dump (LHD) units and 20 haul trucks. Our production LHD units typically carry approximately 11 metric tons of ore. Using ore passes and chutes, the LHD units transfer ore into 55-ton capacity haul trucks. The trucks dump into two gyratory crushers and ore is then conveyed to the surface stockpiles.

Our principal source of power for all our Indonesian operations is a coal-fired power plant that we built in conjunction with our fourth concentrator mill expansion. Diesel generators supply peaking and backup electrical power generating capacity. A combination of naturally occurring mountain streams and water derived from our underground operations provides water for our operations. Our Indonesian operations are in an active seismic zone and experience average annual rainfall of 195 inches.

Mining Operations - Mines in Development

Development projects.  In addition to the Grasberg open pit and DOZ, four other ore bodies (the underground Grasberg, Kucing Liar, Mill Level Zone/Deep Mill Level Zone and Big Gossan) are located in Block A. These ore bodies are at various stages of development, and are included in our proven and probable recoverable reserves. We continually review our operation’s development opportunities to maximize the value of the reserves. We incurred $270 million ($247 million for our share) for mine development, and supporting infrastructure capital expenditures related primarily to the Grasberg block cave and Big Gossan ore bodies and $40 million ($30 million for our share) for common underground infrastructure development during the three years ended December 31, 2007. See “Risk Factors.”

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

Beginning in 2007, we report the Mill Level Zone and Deep Mill Level Zone ore bodies as one ore body because we plan to mine them using some of the same infrastructure. The Mill Level Zone lies directly below the DOZ mine at the 2,890-meter elevation and the Deep Mill Level Zone lies beneath the Mill Level Zone at the 2,590-meter elevation. This ore represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. Drilling efforts continue to determine the extent of this ore body. We expect to mine the Mill Level Zone using a block-cave method near completion of mining at the DOZ. Near the end of mining the Mill Level Zone, we expect to mine the Deep Mill Level Zone also using a block-cave method.

The Big Gossan ore body is located approximately 1,000 meters southwest of the original Ertsberg open-pit deposit. We began the initial underground development of the ore body in 1993 when we drove tunnels from the mill area into the ore zone at the 3,000-meter elevation level. A stope and fill mining method will be used on the Big Gossan deposit. We expect to begin mining the Big Gossan ore body in 2008, with production expected to ramp up to 7,000 metric tons per day in late 2010 (average annual aggregate incremental production of 125 million pounds of copper and 65,000 ounces of gold with PT Freeport Indonesia receiving 60 percent of these amounts).

In 2004, PT Freeport Indonesia commenced its “Common Infrastructure” project, which will provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable us to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system has reached the Big Gossan terminal and we are proceeding with development of the lower Big Gossan infrastructure. We have also advanced development of the Grasberg spur and as of December 31, 2007, has completed 96 percent of the tunneling required to reach the Grasberg underground ore body. We expect the Grasberg spur to reach the Grasberg underground ore body and to initiate multi-year mine development activities in the second half of 2008.

Studies are under way to update the estimated aggregate capital expenditures to reach full production capacity for the undeveloped ore bodies in the Grasberg district. Previous estimates of approximately $3.1 billion for the development of these ore bodies were primarily based on studies completed in 2003. These amounts included $1.2 billion in estimated capital for the Grasberg underground, $0.7 billion for Kucing Liar, $0.2 billion for Big Gossan and $0.6 billion for MLZ/Deep MLZ. Recent estimates for the development of the Grasberg underground ore body, which continue to be reviewed, indicate aggregate capital approximating $3 billion to be incurred between 2008 and 2021. The increase of approximately $1.8 billion primarily reflects higher labor and contractor costs, increased costs for mobile equipment and other input costs. Current cost estimates for Big Gossan approximate $0.5 billion. Our underground operations in Indonesia are more sensitive to changes in labor costs than our open pit and process operations. We will continue to pursue productivity initiatives to mitigate the impact of increased labor costs. Cost estimates for Kucing Liar and MLZ/Deep MLZ, which are not expected to begin development for several years, have not been updated from prior studies.

Aggregate capital costs to develop the underground ore bodies are expected to average approximately $275 million per year through 2021.

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

The following diagram indicates the relative elevations (in meters) of our reported ore bodies.

BLOCK A ORE DEPOSITS - LOOKING NORTHEAST
(With Underground Infrastructure)
Elevation in Meters
Elevation in Meters
N
0
1000
METERS
4,500
4,300
4,100
3,900
3,700
3,500
3,300
3,100
2,900
2,700
2,500
GRASBERG OPEN PIT
WANAGON DRIFT
AMOLE DRIFT
GRASBERG BLOCK CAVE
KUCING LIAR BLOCK CAVE
ERTSBERG PIT
GBT
IOZ
ESZ
DOZ
MILL
DOZ / ESZ BLOCK CAVE
MLZ BLOCK CAVE
BIG GOSSAN OPEN STOPE
CIP DRIFTS
DMLZ BLOCK CAVE
"CIP" - Common Infrastructure Project
"DOZ" - Deep Ore Zone
"ESZ" - Ertsberg Stockwork Zone
"MLZ" - Mill Level Zone
"DMLZ" - Deep Mill Level Zone

The following map, which encompasses an area of approximately 42 square kilometers (approximately 16 square miles), indicates the relative positions and sizes of our reported ore bodies and their locations.

BLOCK A ORE DEPOSITS
(With Underground Infrastructure)
GRASBERG OPEN PIT
GRASBERG BLOCK CAVE
KUCING LIAR BLOCK CAVE
ERTSBERG PIT
MLZ BLOCK CAVE
DMLZ BLOCK CAVE
DOZ / ESZ BLOCK CAVE
BIG GOSSAN OPEN STOPE
CIP DRIFTS
0
1000
METERS
N
"CIP" - Common Infrastructure Project
"DOZ" - Deep Ore Zone
"ESZ" - Ertsberg Stockwork Zone
"MLZ" - Mill Level Zone
"DMLZ" - Deep Mill Level Zone

AFRICA

We are developing our initial project at Tenke Fungurume in the DRC. Following is a map and description of our African operations:

Tenke Fungurume

The Tenke Fungurume deposits are located in the Katanga province of the DRC approximately 110 miles northwest of Lubumbashi. The deposits are accessible by unpaved roads and by rail. We have an effective 57.75 percent interest in the concessions, and are the operator of the project. The remaining ownership interests are held by Tenke Mining Corp.(TMC), which is owned by Lundin Mining Corporation (24.75 percent) and La Generale des Carrieres et des Mines, which is wholly owned by the Government of the DRC (17.5 percent). We are responsible for funding 70 percent of project development costs and, at our joint venture partner’s election, we are also responsible for financing our partner’s share of project overruns of more than 25 percent of the feasibility study cost estimates.

In February 2008, we received a letter from the Ministry of Mines, Government of the Democratic Republic of Congo, seeking our comment on proposed material modifications to our mining contract for the Tenke Fungurume concession, including the amount of transfer payments payable to the government, the government’s percentage ownership and involvement in the management of the mine, regularization of certain matters under Congolese law and the implementation of social plans. Our mining contract was negotiated transparently and approved by the Government of the DRC following extended negotiations, and we believe it complies with Congolese law and is enforceable without modifications. We are currently working cooperatively with the Ministry of Mines to resolve these matters while continuing with our project development activities.

The Tenke Fungurume deposits are sediment-hosted copper/cobalt deposits with leachable oxide, mixed oxide-sulfide and sulfide mineralization. The dominant oxide minerals are malachite, pseudomalachite and heterogenite. Important sulfide minerals consist of bornite, carrollite, chalcocite and chalcopyrite.

Copper and cobalt will be recovered through an agitation-leach plant capable of processing 8,000 metric tons of ore per day. Operations are expected to begin in 2009 with average annual production of approximately 250 million pounds of copper (approximately 144 million pounds for our share) and 18 million pounds of cobalt (approximately 10 million pounds for our share). The current fleet includes 28 five-cubic meter front-end loaders, 28 45-metric ton haul trucks, surface miners, production drills, sampling machines and crawler dozers.

Tenke Fungurume is located in a tropical region; however, temperatures are moderated by its higher altitudes. Weather in this region is characterized by a dry season and a wet season, each lasting about six months, and average rainfall is 47 inches per year. The highest bench elevation is expected to be 1,480 meters above sea level, and the ultimate pit bottom is expected to be 1,270 meters above sea level. The Tenke Fungurume deposits are located within four concessions totaling 394,455 acres of mining claims.

Tenke Fungurume has entered into long-term power supply and infrastructure funding agreements with La Societe Nationale d’Electricite (SNEL), the state-owned electric utility company serving the region. The results of a recent water exploration program, as well as the regional geological and hydro-geological conditions, indicate that adequate water will be available for the expected life of the operation.

ATLANTIC COPPER AND PT SMELTING

Atlantic Copper, S.A. We own 100 percent of Atlantic Copper, a copper smelter located in Huelva, Spain. Atlantic Copper completed the last expansion of its production capacity in 1997 and the design capacity of its smelter is 290,000 metric tons of copper per year and its refinery currently has a nominal capacity of 260,000 metric tons of copper per year. We have no present plans to expand Atlantic Copper’s production capacity.

During 2007, Atlantic Copper treated 952,300 metric tons of concentrate and scrap and produced 256,100 metric tons of new copper anodes and 243,600 metric tons of copper cathodes. During 2006, Atlantic Copper treated 953,700 metric tons of concentrate and scrap and produced 263,700 metric tons of new copper anodes and 235,400 metric tons of copper cathodes. In June 2007, Atlantic Copper completed a scheduled 23-day maintenance turnaround. Major maintenance turnarounds typically occur approximately every 12 years for Atlantic Copper, with significantly shorter term maintenance turnarounds occurring in the interim. The next scheduled maintenance activity at Atlantic Copper is in 2011.

Atlantic Copper purchased approximately 43 percent of its 2007 concentrate requirements from PT Freeport Indonesia at market prices. Atlantic Copper has experienced no significant operating problems, and we are not aware of any potential material environmental liabilities at Atlantic Copper.

We made no capital contributions to Atlantic Copper from 2005 through 2007; however, we contributed

$202 million to Atlantic Copper in 2004. In addition, we loaned $190 million to Atlantic Copper in 2004. The funds were used to improve Atlantic Copper’s financial structure during its 2004 major maintenance turnaround and during a period of extremely low treatment and refining charge rates. Our net investment in Atlantic Copper through December 31, 2007, was approximately $139 million.

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

PT Smelting is a joint venture among PT Freeport Indonesia, Mitsubishi Materials Corporation, Mitsubishi Corporation and Nippon Mining & Metals Co., Ltd., which own 25 percent, 60.5 percent, 9.5 percent and 5 percent, respectively, of the outstanding PT Smelting common stock. In accordance with the joint venture agreements, PT Freeport Indonesia provides the majority of PT Smelting’s copper concentrate requirements. In December 2003, PT Smelting’s shareholder agreement was amended to eliminate PT Freeport Indonesia’s assignment of its earnings in PT Smelting to support a 13 percent cumulative annual return to the other owners for the first 20 years of operations. PT Freeport Indonesia’s total investment in PT Smelting through December 31, 2007, was $101 million.

During 2007, PT Smelting treated 976,300 metric tons of concentrate and produced 277,100 metric tons of new copper anodes and 256,900 metric tons of copper cathodes. During 2006, PT Smelting treated 737,500 metric tons of concentrate and produced 201,200 metric tons of new copper anodes and 217,600 metric tons of copper cathodes. Higher volumes in 2007, compared to 2006, primarily reflect a 22-day maintenance turnaround in the second quarter of 2006 and PT Smelting’s temporary suspension of operations beginning in October 2006 and ending in mid-December 2006 following an equipment failure at the oxygen plant supplying the smelter. Major maintenance turnarounds typically occur approximately every four years for PT Smelting, with significantly shorter term maintenance turnarounds in the interim. We have a 25-day maintenance turnaround scheduled for May 2008. PT Smelting’s production capacity is approximately 275,000 metric tons. We are not aware of any potential material environmental liabilities at PT Smelting.

PRODUCTION DATA

COPPER, Pro Forma	Years Ended December 31,
(millions of recoverable pounds)	2007[a]		2006[a]		2005[a]		2004[a]		2003[a]

MINED COPPER (FCX’s net interest in %)
North America
Morenci (85%)	687	[b]	693	[b]	680	[b]	715	[b]	715	[b]
Bagdad (100%)	202		165		201		220		214
Sierrita (100%)	150		162		158		155		151
Chino (100%)	190		186		210		183		55
Tyrone (100%)	50		64		81		86		114
Miami (100%)	20		19		25		20		36
Tohono (100%)	3		5		5		-		-
Safford (100%)	1		-		-		-		-
Other (100%)	17		11		5		5		11
Total North America	1,320	[c]	1,305		1,365		1,384		1,296

South America
Cerro Verde (53.56%)	594		222		206		195		193
Candelaria (80%)	399		374		359		441		469
Ojos del Salado (80%)	54		55		62		20		-
El Abra (51%)	366		482		464		481		499
Total South America	1,413	[c]	1,133		1,091		1,137		1,161

Indonesia
Grasberg (90.64%)	1,151	[d]	1,201	[d]	1,456	[d]	997	[d]	1,292	[d]
Consolidated basis	3,884		3,639		3,912		3,518		3,749

Less minority participants’ share	653		537		543		512		550
Net equity interest	3,231		3,102		3,369		3,006		3,199

GOLD, Pro Forma
(thousands of recoverable ounces)

MINED GOLD (FCX’s net interest in %)

North America (100%)	15	[b]	19	[b]	17		13		2
South America (80%)	116	[e]	112		117		122		127
Indonesia (90.64%)	2,198	[d]	1,732	[d]	2,789	[d]	1,456	[d]	2,463	[d]
Consolidated basis	2,329		1,863		2,923		1,591		2,592

Less minority participants’ shares	229		184		284		160		256
Net equity interest	2,100		1,679		2,639		1,431		2,336

MOLYBDENUM, Pro Forma
(millions of recoverable pounds)

MINED MOLYBDENUM (FCX’s net interest in %)

Henderson (100%)	39	[f]	37		32		28		22
By-product – North America (100%)	30	[b]	31	[b]	30		29		30
By-product – Cerro Verde (53.56%)	1		-		-		-		-
Consolidated basis	70		68		62		57		52

a.	Includes Phelps Dodge’s pre-acquisition results for comparative purposes only.
b.	Amounts are net of Morenci’s 15 percent joint venture partner interest.
c.	Includes North American copper production of 258 million pounds and South American copper production of 259 million pounds for Phelps Dodge's pre-acquisition results.
d.	Amounts are net of Grasberg’s joint venture partner’s interest, which varies in accordance with terms of the joint venture agreement.
e.	Includes gold production of 21 thousand ounces for Phelps Dodge's pre-acquisition results.
f.	Includes molybdenum production of 14 million pounds for Phelps Dodge's pre-acquistion results.

SALES DATA

	Years Ended December 31,
COPPER, Pro Forma (millions of recoverable pounds)	2007[a]		2006[a]		2005[a]		2004[a]		2003[a]

MINED COPPER (FCX’s net interest in %)
North America
Morenci (85%)	693	[b]	692	[b]	680	[b]	715	[b]	716	[b]
Bagdad (100%)	200		165		209		224		222
Sierrita (100%)	157		161		165		158		159
Chino (100%)	186		186		209		183		52
Tyrone (100%)	53		64		81		86		114
Miami (100%)	24		19		29		22		40
Tohono (100%)	3		5		5		-		-
Safford (100%)	-		-		-		-		-
Other (100%)	16		11		5		5		13
Total North America	1,332	[c]	1,303		1,383		1,393		1,316

South America
Cerro Verde (53.56%)	587		214		205		196		191
Candelaria (80%)	393		370		359		446		469
Ojos del Salado (80%)	54		55		62		21		-
El Abra (51%)	365		487		467		482		503
Total South America	1,399	[c]	1,126		1,093		1,145		1,163

Indonesia
Grasberg (90.64%)	1,131	[d]	1,201	[d]	1,457	[d]	992	[d]	1,296	[d]
Consolidated basis	3,862		3,630		3,933		3,530		3,775

Less minority participants’ share	647		535		545		513		550
Net equity interest	3,215		3,095		3,388		3,017		3,225

Consolidated sales from mines	3,862		3,630		3,933		3,530		3,775
Purchased copper	650		736		821		866		749
Total consolidated sales	4,512		4,366		4,754		4,396		4,524

Average realized price per pound
Excluding hedging	$3.28		$3.06		$1.76		$1.33		$0.82
Including hedging	$3.23	[e]	$2.79	[e]	$1.67	[e]	$1.33		$0.82

GOLD, Pro Forma (thousands of recoverable ounces)

MINED GOLD (FCX’s net interest in %)

North America (100%)	21	[b]	19	[b]	18		12		7
South America (80%)	114	[f]	111		117		122		127
Indonesia (90.64%)	2,185	[d]	1,736	[d]	2,790	[d]	1,443	[d]	2,470	[d]
Consolidated	2,320		1,866		2,925		1,577		2,604

Less minority participants’ shares	228		185		285		159		257
Net	2,092		1,681		2,640		1,418		2,347

Consolidated sales from mines	2,320		1,866		2,925		1,577		2,604
Purchased gold	6		12		12		20		35
Total consolidated sales	2,326		1,878		2,937		1,597		2,639

Average realized price per ounce	$681.80		$566.11	[g]	$453.80		$410.85		$364.40

MOLYBDENUM, Pro Forma (millions of recoverable pounds)

MINED MOYBDENUM - Consolidated basis	69	[h]	69		60		63		54

Purchased molybdenum	9		8		13		13		8
Total consolidated sales	78		77		73		76		62

Average realized price per pound	$25.87		$21.87		$25.89		$12.71		$5.78

a.	Includes Phelps Dodge’s pre-acquisition results for comparative purposes only.
b.	Amounts are net of Morenci’s joint venture partner’s 15 percent interest.
c.	Includes North American copper sales of 283 million pounds and South American copper sales of 222 million pounds for Phelps Dodge’s pre-acquisition results.
d.	Amounts are net of Grasberg’s joint venture partner’s interest, which varies in accordance with terms of the joint venture agreement.
e.	Includes the impact of hedging losses related to copper price protection programs.
f.	Includes gold sales of 18 thousand ounces for Phelps Dodge’s pre-acquisition results.
g.	Amount was approximately $606 per ounce before a loss on redemption of FCX’s Gold-Denominated Preferred Stock, Series II.
h.	Includes molybdenum sales of 17 million pounds for Phelps Dodge’s pre-acquisition results.

Ore Reserves

Recoverable proven and probable reserves shown below have been calculated as of December 31, 2007, in accordance with Industry Guide 7 as required by the Securities and Exchange Act of 1934. Proven and probable reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance of other countries. Recoverable proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry, as more fully discussed below. The term “reserve,” as used in the reserve data presented here, means that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination. The term “proven reserves” means reserves for which (1) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (2) grade and/or quality are computed from the result of detailed sampling; and (3) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Our reserve estimates are based on the latest available geological and geotechnical studies. We conduct ongoing studies of our ore bodies to optimize economic values and to manage risk. We revise our mine plans and estimates of recoverable proven and probable mineral reserves as required in accordance with the latest available studies. Estimated recoverable proven and probable reserves were assessed using long-term average prices of $1.20 per pound for copper, $450 per ounce for gold, $6.50 per pound for molybdenum, $7.50 per ounce for silver and $12.00 per pound for cobalt, along with near-term price forecasts reflective of the current price environment. The London spot metal prices for the past three years averaged $2.65 per pound for copper and $582 per ounce for gold, and the Metals Week Molybdenum Dealer Oxide price averaged $28.90 per pound for molybdenum.

	Recoverable Proven and Probable Reserves at December 31, 2007
	Copper	Gold	Molybdenum	Silver	Cobalt
	(billions of lbs)	(millions of ozs)	(billions of lbs)	(millions of ozs)	(billions of lbs)
North America	25.8	0.2	1.8	40.3	-
South America	26.0	1.4	0.2	61.7	-
Indonesia	37.1	39.4	-	128.9	-
Africa	4.3	-	-	-	0.6
Consolidated basis[a]	93.2	41.0	2.0	230.9	0.6

Net equity interest[b]	77.0	37.0	1.9	196.1	0.3

a.
Consolidated basis reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America and at the Grasberg minerals district in Indonesia.

b.	Net equity interest represents our net ownership interest (i.e., estimated consolidated reserves further reduced for minority interests).

Recoverable Proven and Probable Reserves
Estimated at December 31, 2007

		Proven Reserves						Probable Reserves
			Average Ore Grade						Average Ore Grade
	Processing Method	Million metric tons	Copper %	Gold g/t	Moly %	Silver g/t	Cobalt %	Million metric tons	Copper %	Gold g/t	Moly %	Silver g/t	Cobalt %
North America
Morenci	Mill	224	0.53	-	0.022	-	-	11	0.55	-	0.022	-	-
	Crushed leach	446	0.56	-	-	-	-	23	0.52	-	-	-	-
	ROM leach	2,014	0.19	-	-	-	-	100	0.18	-	-	-	-
Bagdad	Mill	548	0.35	0.004	0.022	1.14	-	42	0.30	0.004	0.022	1.14	-
	ROM leach	220	0.12	-	-	-	-	18	0.12	-	-	-	-
Chino	Mill	44	0.65	0.034	0.018	0.48	-	12	0.57	0.034	0.010	0.48	-
	ROM leach	88	0.46	-	-	-	-	20	0.37	-	-	-	-
Cobre[a]	ROM leach	74	0.41	-	-	-	-	3	0.33	-	-	-	-
Miami	ROM leach	86	0.40	-	-	-	-	16	0.36	-	-	-	-
Safford	Crushed leach	258	0.46	-	-	-	-	187	0.31	-	-	-	-
	ROM leach	34	0.22	-	-	-	-	70	0.20	-	-	-	-
Sierrita	Mill	984	0.26	0.003	0.030	1.03	-	69	0.23	0.003	0.025	1.03	-
	ROM leach	6	0.18	-	-	-	-	3	0.18	-	-	-	-
Tyrone	ROM leach	150	0.34	-	-	-	-	41	0.24	-	-	-	-
Henderson	Mill	116	-	-	0.193	-	-	6	-	-	0.187	-	-
Climax[a]	Mill	63	-	-	0.201	-	-	102	-	-	0.142	-	-
		5,355	0.29	0.001	0.015	0.31	-	723	0.23	0.001	0.026	0.17	-

South America
Cerro Verde	Mill	405	0.53	-	0.016	2.00	-	1,051	0.41	-	0.013	2.00	-
	Crushed leach	122	0.54	-	-	-	-	130	0.41	-	-	-	-
	ROM leach	27	0.32	-	-	-	-	30	0.26	-	-	-	-
Candelaria	Mill	339	0.59	0.132	-	2.16	-	21	0.64	0.146	-	2.39	-
Ojos del Salado	Mill	4	1.25	0.286	-	2.61	-	3	0.99	0.286	-	2.61	-
El Abra	Crushed leach	507	0.54	-	-	-	-	149	0.51	-	-	-	-
	ROM leach	318	0.31	-	-	-	-	227	0.29	-	-	-	-
		1,722	0.50	0.027	0.004	0.90	-	1,611	0.40	0.003	0.009	1.34	-

Indonesia
Grasberg open pit	Mill	147	1.01	1.280	-	2.54	-	286	0.84	0.830	-	2.11	-
DOZ/ESZ	Mill	107	0.70	0.701	-	3.40	-	177	0.62	0.711	-	2.84	-
Grasberg block cave[a]	Mill	275	1.20	1.204	-	3.78	-	708	1.01	0.715	-	3.15	-
Kucing Liar[a]	Mill	167	1.20	1.090	-	6.45	-	401	1.17	1.038	-	5.59	-
MLZ/DMLZ[a]	Mill	67	1.09	0.822	-	5.17	-	325	1.00	0.811	-	4.91	-
Big Gossan[a]	Mill	9	2.48	1.140	-	14.55	-	44	2.27	1.092	-	14.79	-
		772	1.10	1.090	-	4.31	-	1,941	1.01	0.823	-	4.03	-

Africa
Tenke Fungurume[a]	Agitation leach	56	2.11	-	-	-	0.357	44	2.47	-	-	-	0.301

Total		7,905	0.43	0.113	0.011	0.83	0.003	4,319	0.67	0.371	0.008	2.34	0.003

a. Undeveloped reserves requiring significant capital investment to bring into production.

The reserve table above and the tables on pages 27 to 31 and 34 utilize the following abbreviations:

•	g/t – grams per metric ton

•	DOZ/ESZ – Deep Ore Zone/Ertsberg Stockwork Zone. In prior years these ore bodies were shown separately.

•	MLZ/DMLZ – Mill Level Zone/Deep Mill Level Zone. In prior years these ore bodies were shown separately.

•	Moly – Molybdenum

•	ROM – Run of Mine

Recoverable Proven and Probable Reserves
Estimated at December 31, 2007

			Average Ore Grade						Recoveries
	Processing Method	Proven and Probable Million Metric tons	Copper %	Gold g/t	Moly %		Silver g/t	Cobalt %	Copper %	Gold %	Moly %		Silver %	Cobalt %
North America
Morenci	Mill	235	0.53	-	0.022		-	-	78.5	-	29.7		-	-
	Crushed leach	469	0.56	-	-		-	-	76.7	-	-		-	-
	ROM leach	2,114	0.19	-	-		-	-	41.7	-	-		-	-
Bagdad	Mill	590	0.35	0.004	0.022		1.14	-	84.8	60.0	72.3		70.0	-
	ROM leach	238	0.12	-	-		-	-	27.3	-	-		-	-
Chino	Mill	56	0.63	0.034	0.016		0.48	-	78.2	77.9	37.0		77.9	-
	ROM leach	108	0.44	-	-		-	-	61.9	-	-		-	-
Cobre	ROM leach	77	0.40	-	-		-	-	66.9	-	-		-	-
Miami	ROM leach	102	0.39	-	-		-	-	60.1	-	-		-	-
Safford	Crushed leach	445	0.40	-	-		-	-	67.6	-	-		-	-
	ROM leach	104	0.21	-	-		-	-	19.6	-	-		-	-
Sierrita	Mill	1,053	0.26	0.003	0.030		1.03	-	85.4	60.0	84.7		70.0	-
	ROM leach	9	0.18	-	-		-	-	49.2	-	-		-	-
Tyrone	ROM leach	191	0.32	-	-		-	-	64.6	-	-		-	-
Henderson	Mill	122	-	-	0.193		-	-	-	-	86.1		-	-
Climax	Mill	165	-	-	0.165		-	-	-	-	88.6		-	-
		6,078

South America
Cerro Verde	Mill	1,456	0.44	-	0.014		2.00	-	85.7	-	49.1		40.9	-
	Crushed leach	252	0.47	-	-		-	-	79.4	-	-		-	-
	ROM leach	57	0.29	-	-		-	-	43.2	-	-		-	-
Candelaria	Mill	360	0.59	0.133	-		2.17	-	91.1	79.8	-		77.1	-
Ojos del Salado	Mill	7	1.14	0.286	-		2.61	-	90.0	68.3	-		60.1	-
El Abra	Crushed leach	656	0.53	-	-		-	-	60.5	-	-		-	-
	ROM leach	545	0.30	-	-		-	-	31.1	-	-		-	-
		3,333

Indonesia
Grasberg open pit	Mill	433	0.89	0.983	-		2.25	-	83.9	82.5	-		43.3	-
DOZ/ESZ	Mill	284	0.65	0.707	-		3.05	-	83.8	75.6	-		55.0	-
Grasberg block cave	Mill	983	1.06	0.852	-		3.33	-	85.1	68.0	-		59.6	-
Kucing Liar	Mill	568	1.18	1.054	-		5.84	-	85.8	47.2	-		38.9	-
MLZ/DMLZ	Mill	392	1.01	0.813	-		4.95	-	84.6	75.6	-		62.5	-
Big Gossan	Mill	53	2.31	1.100	-		14.75	-	90.9	67.2	-		63.3	-
		2,713

Africa
Tenke Fungurume	Agitation leach	100	2.26	-	-	-	-	0.332	87.2	-	-	-	-	80.0

Total		12,224	0.51	0.204	0.010		1.362	0.003	69.8	66.3	64.6		56.1	80.0

Recoverable Proven and Probable Reserves
Estimated at December 31, 2007

			Recoverable Reserves
	FCX’s Interest	Processing Method	Copper billion lbs.	Gold million ozs.	Moly billion lbs.	Silver million ozs.	Cobalt billion lbs.
North America
Morenci	85%	Mill	2.1	-	0.1	-	-
		Crushed leach	4.4	-	-	-	-
		ROM leach	3.7	-	-	-	-
Bagdad	100%	Mill	3.8	0.1	0.2	15.2	-
		ROM leach	0.2	-	-	-	-
Chino	100%	Mill	0.6	-	-	0.7	-
		ROM leach	0.7	-	-	-	-
Cobre	100%	ROM leach	0.5	-	-	-	-
Miami	100%	ROM leach	0.5	-	-	-	-
Safford	100%	Crushed leach	2.6	-	-	-	-
		ROM leach	0.1	-	-	-	-
Sierrita	100%	Mill	5.1	0.1	0.6	24.4	-
		ROM leach	-	-	-	-	-
Tyrone	100%	ROM leach	0.9	-	-	-	-
Henderson	100%	Mill	-	-	0.4	-	-
Climax	100%	Mill	-	-	0.5	-	-
			25.2	0.2	1.8	40.3	-
Recoverable metal in stockpiles			2.2	-	-	-	-
100% operations			27.4	0.2	1.8	40.3	-
Consolidated basis[a]			25.8	0.2	1.8	40.3	-
Net equity interest[b]			25.8	0.2	1.8	40.3	-

South America
Cerro Verde	53.56%	Mill	12.1	-	0.2	38.3	-
		Crushed leach	2.1	-	-	-	-
		ROM leach	0.1	-	-	-	-
Candelaria	80%	Mill	4.3	1.2	-	19.4	-
Ojos del Salado	80%	Mill	0.2	-	-	0.4	-
El Abra	51%	Crushed leach	4.7	-	-	-	-
		ROM leach	1.1	-	-	-	-
			24.6	1.2	0.2	58.1	-
Recoverable metal in stockpiles			1.4	0.2	-	3.6	-
100% operations			26.0	1.4	0.2	61.7	-
Consolidated basis[a]			26.0	1.4	0.2	61.7	-
Net equity interest[b]			15.0	1.1	0.1	38.9	-

Indonesia
Grasberg open pit	(c)	Mill	7.2	11.2	-	13.6	-
DOZ/ESZ	(c)	Mill	3.4	4.9	-	15.3	-
Grasberg block cave	(c)	Mill	19.6	18.3	-	62.7	-
Kucing Liar	(c)	Mill	12.7	9.1	-	41.5	-
MLZ/DMLZ	(c)	Mill	7.4	7.7	-	39.1	-
Big Gossan	(c)	Mill	2.4	1.3	-	15.8	-
			52.7	52.5	-	188.0	-
Recoverable metal in stockpiles			-	-	-	-	-
100% operations			52.7	52.5	-	188.0	-
Consolidated basis[a]			37.1	39.4	-	128.9	-
Net equity interest[b]			33.7	35.7	-	116.9	-

Africa
Tenke Fungurume	57.75%	Agitation leach	4.3	-	-	-	0.6
100% operations			4.3	-	-	-	0.6
Consolidated basis[a]			4.3	-	-	-	0.6
Net interest[b]			2.5	-	-	-	0.3

TOTAL – 100% operations			110.4	54.1	2.0	290.0	0.6
TOTAL – Consolidated basis[a]			93.2	41.0	2.0	230.9	0.6
TOTAL – Net equity interest[b]			77.0	37.0	1.9	196.1	0.3

a. Consolidated basis represents estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America and at the Grasberg mining complex in Indonesia.
b. Net equity interest represents our net ownership interest (i.e., estimated consolidated reserves further reduced for minority interests).
c. Our joint venture agreement with Rio Tinto gives us, through 2021, a 60% interest on a consolidated basis, in certain assets and future production exceeding specified annual amounts of copper, gold and silver in Block A, and 100% of the remaining assets and production. After 2021, we have a 60% interest in all production from Block A on a consolidated basis.

In defining our open-pit reserves, we apply an “economic cutoff grade” strategy. The objective of this strategy is to maximize the net present value of our operations. We use a break-even cutoff grade to define the insitu reserves for our underground ore bodies. The break-even cutoff grade is defined for a metric ton of ore as that equivalent copper grade, once produced and sold, that generates sufficient revenue to cover all operating and administrative costs associated with our production.

Our copper mines may contain other commercially recoverable metals, such as gold, molybdenum, silver and cobalt. We value all commercially recoverable metals in terms of a copper equivalent percentage to determine a single break-even cutoff grade. Copper equivalent percentage is used to express the relative value of multi-metal ores in terms of one metal. The calculation expresses the relative value of the ore using estimates of contained metal quantities, metals prices as used for reserve determination, recovery rates, treatment charges and royalties. Our molybdenum properties use a molybdenum cutoff grade. The table below shows the break-even cutoff grade by process for each of our existing ore bodies as of December 31, 2007:

	Copper Equivalent Cutoff Grade			Moly Cutoff Grade
		Crushed or	ROM
	Mill	Agitation Leach	Leach	Mill
North America
Morenci	0.25%	0.25%	0.10%	N/A
Bagdad	0.19	N/A	0.05	N/A
Chino	0.25	N/A	0.11	N/A
Cobre	N/A	N/A	0.17	N/A
Miami	N/A	N/A	0.04	N/A
Safford	N/A	0.12	0.08	N/A
Sierrita	0.24	N/A	0.04	N/A
Tyrone	N/A	N/A	0.05	N/A
Henderson	N/A	N/A	N/A	0.14%
Climax	N/A	N/A	N/A	0.06

South America
Cerro Verde	0.21	0.16	0.13	N/A
Candelaria	0.23	N/A	N/A	N/A
Ojos del Salado	0.88	N/A	N/A	N/A
El Abra	N/A	0.19	0.02	N/A

Indonesia
Grasberg open pit	0.71	N/A	N/A	N/A
DOZ/ESZ	0.72	N/A	N/A	N/A
Grasberg block cave	0.66	N/A	N/A	N/A
Kucing Liar	0.83	N/A	N/A	N/A
MLZ/DMLZ	0.78	N/A	N/A	N/A
Big Gossan	1.42	N/A	N/A	N/A

Africa
Tenke Fungurume	N/A	1.30	N/A	N/A

Drill hole spacing data is used by mining professionals, such as mining engineers, in determining the suitability of data coverage (on a relative basis) in a given deposit type and mining method scenario so as to achieve a given level of confidence in the resource estimate. Drill hole spacing is only one of several criteria necessary to establish resource classification. Drilling programs are typically designed to achieve an optimum sample spacing to support the level of confidence in results that apply to a particular stage of development of a mineral deposit. The following table sets forth the average drill hole spacing for proven and probable ore reserves by process type:

		Average Spacing in Meters
		Proven		Probable
	Mining Unit	Mill	Leach	Mill	Leach

North America
Morenci	Open Pit	86	86	122	122
Bagdad	Open Pit	58	25	134	98
Chino	Open Pit	43	86	86	122
Cobre	Open Pit	46	61	61	91
Miami	Open Pit	N/A	61	N/A	91
Safford	Open Pit	N/A	61	N/A	122
Sierrita	Open Pit	68	41	106	76
Tyrone	Open Pit	N/A	86	N/A	86
Henderson	Block Cave	38	N/A	85	N/A
Climax	Open Pit	61	N/A	61	N/A

South America
Cerro Verde	Open Pit	50	50	100	100
Candelaria	Open Pit	35	N/A	70	N/A
Ojos del Salado	Block Cave	25	N/A	50	N/A
El Abra	Open Pit	N/A	75	N/A	120

Indonesia
Grasberg	Open Pit	36	N/A	92	N/A
DOZ/ESZ	Block Cave	20	N/A	50	N/A
Grasberg	Block Cave	33	N/A	98	N/A
Kucing Liar	Block Cave	34	N/A	92	N/A
Mill Level Zone	Block Cave	19	N/A	60	N/A
Deep Mill Level Zone	Block Cave	21	N/A	94	N/A
Big Gossan	Open Stope	13	N/A	42	N/A

Africa
Tenke Fungurume	Open Pit	N/A	50	N/A	100

The following chart illustrates our current plans for sequencing and producing the December 31, 2007, proven and probable reserves at each of our ore bodies and the years in which we currently expect production of each ore body to begin and end.  The chart also shows the term of PT Freeport Indonesia’s Contract of Work. Production volumes are typically lower in the first few years of each ore body as development activities are ongoing and as the mine ramps up to full production. The ultimate timing of the start of production from our undeveloped mines is dependent upon a number of factors, including the results of our exploration and development efforts, and may vary from the dates shown below. In addition, we develop our mine plans based on maximizing the net present value from the ore bodies.

Mill and Leach Stockpiles

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

Expected copper recovery rates for mill stockpiles are determined by metallurgical testing. The recoverable copper in mill stockpiles, once entered into the production process, can be extracted into copper concentrate almost immediately.

Expected copper recovery rates for leach stockpiles are determined using small-scale laboratory tests, small- to large-scale column testing (which simulates the production-scale process), historical trends and other factors, including mineralogy of the ore and rock type. Ultimate recovery of copper contained in leach stockpiles can vary significantly from a low percentage to more than 90 percent depending on several variables, including type of copper recovery, mineralogy and particle size of the rock. For newly placed material on active stockpiles, as much as 70 percent of the copper ultimately recoverable may be extracted during the first year, and the remaining copper may be recovered over many years.

Processes and recovery rates are monitored continuously, and recovery rate estimates are adjusted periodically as additional information becomes available and as related technology changes.

Following are our stockpiles and the estimated recoverable copper contained within those stockpiles as of December 31, 2007:

Recoverable Copper in Stockpiles
	Millions of Metric Tons	Average Grade (%)	Recovery Rate (%)	Recoverable Copper (Billions of Lbs.)
Mill stockpiles
Cerro Verde	38	0.55	81.5	0.4
Candelaria	78	0.40	82.5	0.6
Subtotal	116	0.45	82.1	1.0

Leach stockpiles
Morenci	4,127	0.26	2.1	0.5
Bagdad	371	0.29	4.4	0.1
Chino	1,609	0.25	12.9	1.1
Miami	422	0.39	1.9	0.1
Safford	7	0.20	47.1	-
Sierrita	642	0.16	13.5	0.3
Tyrone	922	0.28	1.7	0.1
Cerro Verde	308	0.55	2.9	0.1
El Abra	220	0.33	19.1	0.3
Subtotal	8,628	0.27	5.1	2.6

Total 100% basis				3.6

Consolidated basis[a]				3.5

Net equity interest[b]				3.0

a. Consolidated basis represents estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America.
b. Net equity interest represents our net ownership interest (i.e., estimated consolidated reserves further reduced for minority interests).

Mineralized Material

We hold various properties containing mineralized materials that we believe could be brought into production should market conditions warrant. Mineralized material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support the reported tonnage and average metal grades. Such a deposit may not qualify as recoverable proven and probable reserves until legal and economic feasibility are confirmed based upon a comprehensive evaluation of development costs, unit costs, grades, recoveries and other material factors. Estimated mineralized materials were assessed using prices of $1.50 per pound of copper, $450 per ounce of gold and $10.00 per pound of molybdenum. Permitting and significant capital expenditures would likely be required before operations could commence at these properties. Our estimated mineralized material as of December 31, 2007, follows:

Mineralized Material 100% Basis Estimated at December 31, 2007
		Milling Material				Leaching Material		Total Mineralized Material
	FCX’s Interest	Million metric tons	Copper %	Gold g/t	Moly %	Million metric tons	Copper %	Million metric tons	Copper %	Gold g/t	Moly %
North America
Sierrita	100%	2,245	0.21	-	0.02	25	0.17	2,270	0.21	-	0.02
Morenci	85%	336	0.36	-	0.02	1,172	0.24	1,508	0.27	-	0.004
Lone Star	100%	-		-	-	1,451	0.38	1,451	0.38	-	-
Bagdad	100%	834	0.32	-	0.02	-	-	834	0.32	-	0.02
Chino	100%	232	0.58	-	0.01	402	0.30	634	0.40	-	0.004
Ajo	100%	352	0.41	-	0.01	-	-	352	0.41	-	0.01
Safford	100%	211	0.73	-	-	88	0.36	299	0.62	-	-
Tyrone	100%	-	-	-	-	287	0.30	287	0.30	-	-
Tohono	100%	135	0.70	-	-	146	0.84	281	0.77	-	-
Cochise/Bisbee	100%	-	-	-	-	272	0.45	272	0.45	-	-
Sanchez	100%	-	-	-	-	209	0.29	209	0.29	-	-
Miami	100%	-	-	-	-	21	0.26	21	0.26	-	-
Cobre	100%	3	0.94	-	-	-	-	3	0.94	-	-
Climax	100%	397	-	-	0.17	-	-	397	-	-	0.17
Henderson	100%	286	-	-	0.12	-	-	286	-	-	0.12

South America
El Abra	51%	330	0.40	-	-	497	0.43	827	0.42	-	-
Cerro Verde	53.56%	392	0.35	-	0.01	30	0.31	422	0.35	-	0.01
Candelaria[a]	80%	136	0.44	0.12	-	-	-	136	0.44	0.12	-

Indonesia
Grasberg district[b]	54.38%[f]	2,804	0.57	0.50	-	-	-	2,804	0.57	0.50	-

Africa
Tenke Fungurume[c]	57.75%	83	2.98	-	-	44	2.49	127	2.81	-	-
Total 100% basis		8,776	0.41	0.16	0.02	4,644	0.37	13,420	0.39	0.11	0.01

Consolidated basis[d]		7,605	0.38	0.11	0.02	4,468	0.38	12,073	0.38	0.07	0.01

Net equity interest[e]		7,041	0.37	0.11	0.03	4,192	0.36	11,233	0.36	0.07	0.02

a.	Candelaria stated tonnage also includes 1.7 grams of silver per metric ton.
b.	Grasberg stated tonnage also includes 3.3 grams of silver per metric ton.
c.	Tenke Fungurume stated tonnage also includes 0.30 percent cobalt.
d.
Consolidated basis represents estimated mineralized material after reduction for joint venture partner interests at the Morenci mine in North America and at the Grasberg minerals district in Indonesia.

e.	Net equity interest represents our net ownership interest (i.e., estimated mineralized material further reduced for minority interests).
f.	FCX’s interest in the Grasberg minerals district reflects our 60 percent joint venture ownership, further reduced by minority interests.

DEVELOPMENT AND EXPLORATION

Development Activities.  We have significant development activities recently completed or under way to expand our production capacity, extend our mine lives and develop large-scale underground ore bodies.  Recently completed or current major projects include:

• the expansion of the Cerro Verde mill, which reached capacity in the second half of 2007;
• a major new mining complex at Safford, Arizona, currently ramping up to full production;
• the restart of a mill and the completion of a concentrate-leach, direct-electrowinning facility at Morenci;
• a sulfide leach project to extend the mine life at El Abra;
• the development of large-scale, high-grade underground ore bodies in the Grasberg district;
• development of the Tenke Fungurume project in the DRC;
•    the planned restart of our Climax molybdenum mine;
•    the planned restart of our Miami mine; and
• incremental expansion projects at Morenci, Bagdad, Sierrita and Cerro Verde.

The recently expanded mill at Cerro Verde reached design capacity of 108,000 metric tons of ore per day in mid-2007. The expansion enables Cerro Verde to produce approximately 650 to 700 million pounds of copper per year.

The Safford mining complex in Arizona is substantially complete and commenced production in late 2007. Safford will produce from two open pits and includes a SX/EW facility. Total capital expenditures for this project approximated $675 million.

The concentrate-leach, direct electrowinning facility at Morenci was commissioned in third-quarter 2007, and is currently ramping up production. The project utilizes our proprietary medium-temperature, pressure-leaching and direct-electrowinning technology which will enhance cost savings by processing concentrate on-site instead of shipping concentrate to smelters for treatment. In addition, the project included the restart of a mill in the first half of 2007. Mill throughput adds 115 million pounds of copper production per year, and is running near capacity of 49,000 metric tons of ore per day. Total capital expenditures for this project approximated $250 million.

At the end of 2006, a feasibility study was completed to evaluate the development of a large sulfide deposit at El Abra. The project would extend the mine life by over ten years, and is expected to provide an additional 325 million pounds of copper per year. Copper production from sulfides is expected to begin in 2010. The project will utilize a portion of the existing facilities to process the additional reserves. Capital investment is expected to approximate $450 million, the majority of which will be spent between 2008 and 2011. We are currently working with Chilean authorities on an environmental impact study related to this project and expect to receive approval in the first half of 2008.

There are several projects in progress throughout the Grasberg minerals district, including developing the large-scale underground ore bodies located beneath and adjacent to the Grasberg open pit. The DOZ expansion was completed in 2007, with fourth-quarter production averaging 59,000 metric tons of ore per day. A further expansion of the DOZ mine is currently under way with completion targeted for 2010. Other projects include the development of the high-grade Big Gossan mine, expected to ramp-up to full production of 7,000 metric tons per day in late 2010, and the continued development of the Common Infrastructure project, which will provide access to the Grasberg underground ore body, the Kucing Liar ore body and future development of the mineralized areas below the DOZ mine.

The initial project at Tenke Fungurume is based on ore reserves approximating 100 million metric tons with ore grades of 2.3 percent copper and 0.3 percent cobalt.  Construction of this project is in progress.  Operations are targeted to commence during 2009, with average annual production of approximately 250 million pounds of copper and approximately 18 million pounds of cobalt.

We are responsible for funding 70 percent of project development costs.  The total capital investment for this project is currently estimated at approximately $900 million, with approximately 35 percent incurred through December 31, 2007.  Capital cost estimates will continue to be reviewed as engineering and construction activities progress.

In December 2007, we announced the plans to proceed with the restart of the Climax mine, which is expected to produce approximately 30 million pounds of molybdenum per year beginning in 2010. The project is designed to enable the consideration of further large-scale expansion of the mine. Capital investment for this restart is expected to approximate $500 million.

In January 2008, we announced the restart of the Miami mine in Arizona for an approximate five-year period. We expect production of 100 million pounds of copper per year by 2010. Capital investment for this restart is expected to approximate $100 million, primarily for mining equipment.

In addition to the projects currently under way, we are continuing to evaluate expansion opportunities associated with existing ore bodies. As an initial step, we are pursuing incremental expansions at Morenci, Sierrita, Bagdad and Cerro Verde. The Morenci project is expected to increase annual copper production by 100 million pounds starting in 2009.  The Bagdad mill expansion is expected to increase annual copper production by 55 million pounds starting in 2009.  The Sierrita mill expansion is expected to increase annual copper production by 25 million pounds starting in 2010, and the Cerro Verde mill expansion is expected to increase annual copper production by 30 million pounds. These projects will require an aggregate capital investment of approximately $400 million. Detailed engineering for these projects is under way.

Capital costs have been affected by the prices of input costs, including equipment, materials and supplies and labor. We will continue to review and update our capital cost estimates as engineering and construction activities progress on our major projects.

Exploration Activities.  We are conducting exploration activities near our existing mines and in other areas around the world. Aggregate exploration expenditures in 2008 are expected to approximate $175 million, compared with $119 million in 2007.  Exploration is focused on finding large-scale copper and copper/gold deposits in the four principal copper-producing regions of the world: southwest U.S./Mexico, South American Cordillera, Central Africa and Australasia, as well as in other prospective areas. This group operates in more than 15 countries and maintains offices in Australia, Brazil, Bulgaria, Canada, Chile, China, Central Africa, Macedonia, Mexico, Peru, Russia, Serbia, the Philippines, the United States and Zambia.

Our exploration efforts in North America include drilling of the Lone Star deposit located approximately four miles from the Safford ore bodies, as well as targets in the Morenci and Bagdad districts. We are also conducting exploration activities near the Henderson molybdenum deposit. In South America, exploration is ongoing in and around the Cerro Verde, Candelaria and Ojos del Salado deposits. In Africa, we are actively pursuing targets outside of the area of initial development at Tenke Fungurume. The number of drill rigs operating on these and other programs near our mine sites increased from 26 at the end of March 2007 to 55 at the end of 2007.

PT Freeport Indonesia’s 2008 exploration efforts in Indonesia include testing extensions of the Deep Grasberg and Kucing Liar mine complex and evaluating targets in the area between the Ertsberg East and Grasberg mineral systems from the new Common Infrastructure tunnels. Initial drill results from the Common Infrastructure tunnel are positive and additional drilling is in process. We are continuing our efforts to resume exploration activities in certain prospective areas in Papua outside Block A (the Grasberg contract area).

Research and Development.  Following our acquisition of Phelps Dodge, we conduct research and development programs relating to technology for exploration for minerals, mining and recovery of metals from ores, concentrates and solutions, smelting and refining of copper, metal processing, reclamation and remediation, and product and engineered materials development. Expenditures for research and development programs, together with contributions to industry and government-supported research programs, totaled $33 million in 2007.

SALES AND COMPETITION

North American Mining.

Copper.  A majority of the copper produced or purchased at our North American mining operations is cast into rod. Rod sales, including Phelps Dodge sales volumes prior to our acquisition, to outside wire and cable manufacturers constituted approximately 83 percent of North American copper sales in 2007, 85 percent in 2006 and 88 percent in 2005. The remainder of our North American copper sales is primarily in the form of copper cathode or copper concentrate. Sales of rod and cathode principally are made directly to wire and cable fabricators and brass mills under U.S. dollar-denominated contracts usually of one-year duration. Cathode and rod contract prices are generally based on the prevailing COMEX copper monthly average spot price for shipments in that period. We generally sell our copper rod and cathode produced at our North American mining operations at a premium over COMEX prices.

Molybdenum.  Most of our molybdenum is sold as five main product types: molybdic oxide, ferromolybdenum, molybdenum chemicals, molybdenum disulfide and pure molybdenum metal powder.  Molybdic oxide and ferromolybdenum are used primarily in the steel industry for corrosion and heat resistance and strengthening. Approximately 80 percent of molybdenum production is used in this application. Molybdenum chemicals are used in a number of diverse applications, such as catalyst for petroleum refining, feedstock for the production of pure molybdenum metals, lubricants and additives for water treatment. Molybdenum disulfide is used principally in lubricant and grease applications. Pure molybdenum metal powder products are used in a number of diverse applications, such as lighting, electronics and specialty steel alloys.

Approximately 85 percent of our expected 2008 molybdenum production is committed for sale throughout the world pursuant to annual or quarterly agreements based primarily on prevailing market prices one month prior to the time of sale.

The market for molybdenum is characterized by cyclical and volatile prices, little product differentiation and strong competition. The chemical market is more diverse and contains more specialty products and segments. In both markets, prices are influenced by production costs of domestic and foreign competitors, worldwide economic conditions, world and regional supply/demand balances, inventory levels, governmental regulatory actions, currency exchange rates and other factors. Molybdenum prices also are affected by the demand for end-use products in, for example, the construction, transportation and durable goods markets. A substantial portion of world molybdenum is produced as a by-product of copper mining, which is relatively insensitive to molybdenum price levels. By-product production was estimated at approximately 60 percent of global molybdenum production in 2007.

South American Mining. Production from our South American mines is sold as copper concentrate or copper cathode under U.S. dollar-denominated long-term contracts. A majority of our Cerro Verde cathode production is shipped to our U.S. rod mills for processing. The remainder of Cerro Verde’s cathode production is sold, under annual contracts, to South American customers or to merchants on a spot basis. Cerro Verde has committed to sell approximately 20 percent of its annual concentrate production at market prices to Atlantic Copper. The balance of its copper concentrate production is sold to copper smelters primarily located in Japan and elsewhere in Asia under long-term contracts. The Candelaria mine sells its production in the form of copper concentrate primarily to copper smelters located in Japan and elsewhere in Asia, while production not committed under long-term contracts is sold to other smelters or merchants. A majority of our Ojos del Salado concentrate production is sold to local Chilean smelters. El Abra produces copper cathodes that are sold, primarily under annual or multi-year contracts, to Asian or European rod or brass mill customers or to merchants.

Copper cathode sold by our South American operations is generally sold at a premium over LME prices, with the price based on the prevailing LME copper monthly average spot price in the month of, or the month following, arrival. Substantially all of our concentrate sales are priced on the basis of the third calendar month following the month of arrival at the buyer's facilities.

Indonesia. PT Freeport Indonesia sells its copper concentrates, which contain significant quantities of gold and silver, under U.S. dollar-denominated sales agreements, mostly to companies in Asia and Europe and to international trading companies. We sell substantially all of our budgeted production of copper concentrates under long-term contracts with copper selling prices based on LME prices. Under these contracts, initial billing occurs at the time of shipment and final settlement on the copper portion is generally based on average prices for a specified future period. PT Freeport Indonesia’s customers receive similar pricing options to those discussed above for South American mining. Gold generally is sold at the average London Bullion Market Association price for a specified month near the month of shipment.

Revenues from South American and Indonesian concentrate sales are recorded net of royalties (see “Contracts of Work” for Indonesian sales), treatment and refining charges (including price participation charges, if applicable, based on the market prices of metals), and the impact of derivative financial instruments, if any, used to hedge against risks from metals price fluctuations. We do not plan on entering into hedging programs in the future. Moreover, because a portion of the metals contained in copper concentrates is unrecoverable as a result of the smelting process, our revenues from concentrate sales are also recorded net of allowances based on the quantity and value of these unrecoverable metals. These allowances are a negotiated term of our contracts and vary by customer. Treatment and refining charges represent payments to smelters and refiners and are either fixed or in certain cases vary with the price of copper. We sell a small amount of copper concentrates in the spot market.

We have commitments, including commitments from Atlantic Copper and PT Smelting, for essentially all of PT Freeport Indonesia’s estimated 2008 production. PT Freeport Indonesia has a long-term contract, which is pending approval of the Department of Energy and Mineral Resources of the Government of Indonesia, to provide Atlantic Copper with a quantity of copper concentrates at market prices that currently approximates 40 percent of Atlantic Copper’s annual copper concentrate requirements. PT Freeport Indonesia’s agreement with PT Smelting provides, for the life of PT Freeport Indonesia’s mines, for the supply of 100 percent of the copper concentrate requirements necessary to produce 205,000 metric tons of copper (essentially the Gresik smelter’s original design capacity) on a priority basis. In 2004, PT Smelting increased its stated production capacity to 250,000 metric tons of copper per year. During 2006, PT Smelting completed further expansion of its production capacity from 250,000 metric tons of copper per year to 275,000 metric tons. For the first 15 years of PT Smelting’s commercial operations beginning December 1998, PT Freeport Indonesia agreed that the treatment and refining charges on specified quantities of the concentrate PT Freeport Indonesia supplies will not fall below specified minimum rates, subject to renegotiation in 2008. The rate was $0.23 per pound, during the period from the commencement of PT Smelting’s operations in 1998 until April 3, 2004 when it declined to a minimum of $0.21 per pound. PT Smelting’s rates for 2008 are expected to exceed the minimum $0.21 per pound. We anticipate that PT Freeport Indonesia will sell approximately 50 to 60 percent of its annual concentrate production to Atlantic Copper and PT Smelting. A summary of PT Freeport Indonesia’s aggregate percentage concentrate sales to its affiliates and to other parties for the last three years follows:

	2007	2006	2005
PT Smelting	39%	27%	29%
Atlantic Copper	25%	23%	25%
Other parties	36%	50%	46%
	100%	100%	100%

COPPER, GOLD AND MOLYBDENUM MARKETS

Copper.  Copper is an internationally traded commodity, and the relevant prices are determined by the major metals exchanges – COMEX, the LME and the Shanghai Futures Exchange (SHFE). Prices on these exchanges generally reflect the worldwide balance of copper supply and demand.

Copper is a critical component of the world’s infrastructure and the demand for copper ultimately reflects the rate of underlying world economic growth, particularly in industrial production and construction. According to Brook Hunt, a widely-used independent metals market consultant, copper’s end-use markets (and their estimated shares of total consumption) are:
• Construction (37 percent);
• Electrical applications (26 percent);
• Industrial machinery (15 percent);
• Transportation (11 percent); and
• Consumer products (11 percent)

Since 1990, refined copper consumption has grown by an estimated compound annual growth rate of 3.1 percent to 18.1 million tons in 2007, according to CRU, an international metal markets consultancy. This rate of increase was slightly higher than the growth rate of 2.9 percent for world industrial production over the same period. Asian copper consumption, led by China, has been particularly strong, increasing by approximately six percent annually from 1990. Asia now represents approximately half of the world’s refined copper consumption, compared with approximately 24 percent for Western Europe and approximately 18 percent for the Americas. From 1990 through 2007, refined copper production has grown at an average annual rate of approximately three percent, according to Brook Hunt.

Copper consumption is closely associated with industrial production and, therefore, tends to follow global economic cycles. Copper prices are volatile and cyclical. Since 1990, the LME spot price of copper has averaged $1.24 per pound and ranged from a high annual average price of $3.23 per pound in 2007 to a low annual average price of $0.71 per pound in 1999 and 2002. Over the same period, the COMEX price of copper averaged $1.25 per pound and has ranged from a high annual average price of $3.22 per pound in 2007 to a low annual average price of $0.72 per pound in 1999 and 2002.

In 2007, the average LME price of $3.23 per pound was $0.18 above the average for 2006. Continued low global inventory levels, stronger global consumption in most regions and unanticipated production shortfalls resulted in continued high copper prices throughout the year. During 2007, CRU estimates global refined copper production and copper consumption grew by approximately 4.5 percent and 4.1 percent, respectively. Consumption continued to be strong in Asia (up 6.1 percent) driven largely by China, whose copper consumption grew approximately 16 percent in 2007. European copper consumption, however, contracted by approximately two percent. Likewise, U.S. demand for copper was down approximately two percent as a result of slowing in the residential housing market. Visible exchange inventories decreased by approximately 14,000 metric tons over the prior year to approximately 236,000 metric tons.

In 2006, the average LME price of $3.05 per pound was $1.38 above the average for 2005.

Gold.  The market for gold was strong in 2007, as a weak U.S. dollar, growing investment demand, inflationary pressures and ongoing geo-political tensions all contributed to strong market demand. Prices were higher in 2007 than 2006, ranging from a low of approximately $608 per ounce to a high of approximately $842, with the average price during the year of $696 per ounce. Prices in 2006 ranged from $521 to $725, averaging $604 per ounce, compared with an average of $445 per ounce in 2005.

Molybdenum. In 2007, worldwide molybdenum mine production increased by more than 10 percent from 2006 levels. Primary production in China grew by more than 20 percent in response to increased demand in China and restart of production idled by the government in 2005. Primary production in North America declined because of unplanned production outages. By-product production in South America and North America grew at approximately 3 to 4 percent, which was lower than expected, because of labor unrest, particularly in South America, and lower ore grades following an extended period of higher ore grades.

Molybdenum supply from China to western molybdenum markets was sharply constrained later in the year because of new export quotas implemented by the Chinese government in June 2007. Western roaster capacity was adequate in 2007 for processing of concentrate supplies. Overall, the industry production to consumption demand balance was in deficit for most of the year.

Prices were higher in 2007 than 2006 and approached 2005’s record high levels. Prices were driven by (1) strong stainless and alloy steel demand in the first half of the year; (2) strong chemical demand later in 2007; and (3) constrained supply in the U.S., Europe and Japan. Annual Metals Week Dealer Oxide mean prices averaged $30.23 per pound in 2007, compared with $24.75 per pound in 2006 and $31.73 per pound in 2005. Inventory levels throughout the industry remain low. The majority of our molybdenum sales are based on published pricing (i.e., Platts Metals Week, Ryan’s Notes or Metal Bulletin) plus a negotiated premium. The remaining sales are priced on a fixed basis or on a variable basis within certain ranges for periods of varying duration.

COSTS

Energy, including electricity, diesel fuel and natural gas, represents a significant portion of production costs at our operations. Because energy is a significant portion of our production costs, we could be negatively affected by future energy availability issues or increases in energy costs.

During 2007, we realized cost increases that were the result of the overall improved business climate. Some of these cost increases were anticipated. For example, we realized additional compensation costs resulting from employee bonus and variable-compensation programs that are contingent on copper price and/or our performance. Additionally, our decision to bring back into production some of our higher-cost properties, in response to strong demand for copper, has increased our average cost of copper production. Other costs that have increased include labor, taxes, freight and transportation, sulfuric acid and materials and supplies that are manufactured from metal or fossil fuels. We anticipate that at least a portion of these cost increases may reverse in periods of lower metal and commodity prices.

In addition, we own a one-third interest in the Luna power plant located near Deming, New Mexico. Public Service Company of New Mexico (PNM), a subsidiary of PNM Resources, and Tucson Electric Power, a subsidiary of Unisource Energy Corporation, also own one-third interests and each co-owner is responsible for a third of the costs and expenses. PNM is the operating partner of the plant. Approximately 190 megawatts, or one-third of the plant’s electricity, is available to satisfy the electricity demands of our New Mexico and Arizona operations. Electricity in excess of our demand is sold on the wholesale market. Our interest in this efficient, low-cost plant, which utilizes natural gas, is expected to continue to stabilize our southwest U.S. operations’ energy costs and increase the reliability of our energy supply.

OWNERSHIP OF PROPERTY

North America.  In the U.S., most of the land occupied by our copper and molybdenum mines, concentrators, SX/EW facilities, smelter, refinery, rod mills, and molybdenum roasters, processing facilities and the Climax technology center generally is owned by, or is located on unpatented mining claims owned by us. Certain portions of our Henderson, Miami, Bagdad, Sierrita, Tyrone, Chino and Cobre operations are located on government-owned land and are operated under a Mine Plan of Operations or other use permit. The Sierrita operation leases property adjacent to its mine upon which its electrowinning tank house is located. The lease expires in 2009 but can be extended for an additional five years. Various federal and state permits or leases on government land are held for purposes incidental to mine operations.

South America.  At the operations in South America, mine properties and facilities are controlled through mining claims or concessions under the general mining laws of the relevant country. The claims or concessions are owned or controlled by the operating companies in which we or our subsidiaries have an ownership interest. Roads, power lines and aqueducts are controlled by easements.

Indonesia.  All of our mining operations in Indonesia are controlled through the Contract of Work, which covers both Block A, which was first included in a 1967 Contract of Work that was replaced by a new Contract of Work in 1991, and Block B, to which we gained rights in 1991. The initial term of our Contract of Work expires in December 2021, but we can extend it for two 10-year periods subject to Indonesian government approval, which cannot be withheld or delayed unreasonably.

Africa.  At the Tenke Fungurume operations in the DRC, mine properties and facilities are controlled through mining concessions under general mining laws. The concessions are owned or controlled by the operating companies in which we or our subsidiaries have an ownership interest. See additional discussion at Tenke Fungurume site description on page 20.

Spain.  Atlantic Copper’s smelter and refinery are located in Huelva, Spain, on land concessions from the Huelva port authorities. The land concessions expire in 2022. Additionally, Atlantic Copper has offices and warehouses located on similar land concessions in Huelva, which expire in 2014.

LABOR MATTERS

At December 31, 2007, we employed approximately 25,400 people to sustain our global operations. Additionally, there are approximately 9,500 contractor employees working at our Grasberg minerals district and approximately 400 contractor employees at Atlantic Copper. Employees represented by unions are listed below, with the approximate number of employees represented and the expiration date of the applicable union agreements.

Location	Number of Unions	Number of Union-Represented Employees	Expiration Date
PT Freeport Indonesia – Indonesia	1	4,260	October 2009
Tenke Fungurume – DRC	2	1,080	March 2008
Cerro Verde – Peru	1	684	December 2008
Candelaria – Chile	2	484	October 2009
El Abra – Chile	2	471	October 2008
Chino – New Mexico	1	293	November 2009
Atlantic Copper – Spain	2	172	December 2007[a]
Stowmarket – United Kingdom	1	53	May 2008
Bayway – New Jersey	1	52	April 2010
Rotterdam – The Netherlands	2	50	March 2008
Aurex – Chile	1	34	February 2010

a.   The contract has been provisionally extended and is currently being renegotiated.

FM Services Company (FM Services), a wholly-owned subsidiary of FCX, furnishes certain executive, administrative, financial, accounting, legal, tax and similar services to us. As of December 31, 2007, FM Services had 141 employees. FM Services employees also provide services to two other publicly traded companies.

SOCIAL DEVELOPMENT, EMPLOYMENT AND HUMAN RIGHTS

We have a social, employment and human rights policy designed to insure we operate in compliance with the laws in the areas of our operations, and in a manner that respects basic human rights and the culture of the people who are indigenous to the area. We continue to make significant expenditures on social and cultural activities, primarily in Papua, Indonesia, and we expect to make significant expenditures over time for similar activities in the DRC. These activities include:

• comprehensive job training programs;
• basic education programs;
• public health programs, including extensive malaria control;
• agricultural assistance programs;
• a business incubator program to encourage the local people to establish their own smallscale businesses;
• cultural preservation programs; and
• charitable donations.

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

South America. Cerro Verde has provided a variety of community support projects over the years. During 2006, as a result of discussions with local mayors in the Arequipa region, Cerro Verde agreed to design domestic water and sewage treatment plants for the benefit of the region. These facilities are being designed in a modular fashion so that initial installations can be readily expanded in the future. The cost associated with the construction of these facilities is currently under review; however, we have agreed with the local authorities that the costs associated with the first phase of construction of the facilities (currently estimated at $80 million, $40 million for Cerro Verde's share) will be split evenly between Cerro Verde and the local municipalities.

During 2006, the Peruvian government announced that all mining companies operating in Peru will make annual contributions to local development funds for a five-year period. The contribution is equal to 3.75 percent of after-tax profits, of which 2.75 percent is contributed to a local mining fund and 1.00 percent to a regional mining fund. At December 31, 2007, Cerro Verde’s liability associated with the local mining fund contributions totaled $49 million.

Indonesia. In 1996, PT Freeport Indonesia agreed to commit at least one percent of its revenues to the Freeport Partnership Fund for Community Development (formerly the Freeport Fund for Irian Jaya Development) to support village-based health, education, economic and social development programs in its area of operations. This commitment replaced our community development programs in which we spent a similar amount of money each year. Our share of contributions to the Freeport Partnership Fund for Community Development totaled $48 million in 2007, $44 million in 2006 and $36 million in 2005. Our joint venture partner, Rio Tinto, also contributes to this fund and, including their share, the contributions totaled $53 million in 2007, $48 million in 2006 and $42 million in 2005.

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

We believe that our social and economic development programs are responsive to the issues raised by the local villages and people and should help us to maintain good relations with the surrounding communities and avoid disruptions of mining operations. Nevertheless, social and political instability in the area may adversely impact our mining operations. See “Risk Factors.”

Africa. We have committed to assist the communities surrounding our Tenke Fungurume concession in the Katanga Province of the DRC. Initiatives that have commenced over the past two years include the building of two schools and the remodeling of a third, development of ten community water wells, construction of roads, and agricultural support programs to local farmers. Additionally, we have committed to contribute a portion of net sales revenue from production to a trust fund for local development.

Security Matters in Indonesia. Consistent with our Contract of Work in Indonesia and the requirement to protect our employees and property, we have taken appropriate steps to provide a safe and secure working environment. As part of its security program, PT Freeport Indonesia maintains its own internal security department, which performs functions such as protecting company facilities, monitoring the shipment of company goods through the airport and terminal, assisting in traffic control and aiding rescue operations. PT Freeport Indonesia’s civilian security employees (numbering approximately 680) are unarmed and perform duties consistent with their internal security role. PT Freeport Indonesia’s share of costs for its internal civilian security department totaled approximately $17 million for 2007, $14 million for 2006 and $11 million for 2005. The security department has received human rights training and each member is required to certify his or her compliance with our human rights policy.

PT Freeport Indonesia, and all businesses and residents of Indonesia, rely on the Government of Indonesia for the maintenance of public order, upholding the rule of law and the protection of personnel and property. The Grasberg mine has been designated by the Government of Indonesia as one of Indonesia’s vital national assets. This designation results in the military and police playing a significant role in protecting the area of our operations. The Government of Indonesia is responsible for employing police and military personnel and directing their operations.

From the outset of PT Freeport Indonesia’s operations, the government has looked to PT Freeport Indonesia to provide logistical and infrastructure support and assistance for these necessary services because of the limited resources of the Indonesian government and the remote location of and lack of development in Papua. PT Freeport Indonesia’s financial support for the Indonesian government security institutions assigned to the operations area represents a prudent response to its requirements to protect its workforce and property, better ensuring that personnel are properly fed and lodged, and have the logistical resources to patrol PT Freeport Indonesia’s roads and secure its operating area. In addition, provision of such support and oversight is consistent with PT Freeport Indonesia’s obligations under the Contract of Work, reflects our philosophy of responsible corporate citizenship, and is in keeping with our commitment to pursue practices that will promote human rights.

PT Freeport Indonesia’s share of support costs for the government-provided security, involving approximately 2,100 Indonesian government security personnel currently located in the general area of our operations, was $9 million for 2007, $9 million for 2006 and $6 million for 2005. This supplemental support consists of various infrastructure and other costs, such as food, housing, fuel, travel, vehicle repairs, allowances to cover incidental and administrative costs, and community assistance programs conducted by the military and police. PT Freeport Indonesia’s capital costs for associated infrastructure was less than $1 million for the three years ended December 31, 2007.

As reported in January 2006, we have received and responded to requests from governmental authorities related to PT Freeport Indonesia’s support of Indonesian security institutions. We are cooperating fully with these requests.

ENVIRONMENTAL AND RECLAMATION MATTERS

Environmental
In the U.S. we are subject to stringent federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. We also are subject to potential liabilities arising under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment, including damages to natural resources.

Phelps Dodge and many of its affiliates and predecessor companies have been involved in mining, milling and manufacturing in the U.S. for more than a century. Activities that occurred in the late 19th century and the 20th century prior to the advent of modern environmental laws were not subject to environmental regulation and were conducted before American industrial companies understood the long-term effects of their operations on the surrounding environment. With the passage of CERCLA in 1980, companies like Phelps Dodge became legally responsible for environmental remediation on properties previously owned or operated by them, irrespective of when the damage to the environment occurred or who caused it. That liability often is shared on a joint and several basis with all other owners and operators, meaning that each owner or operator of the property is fully responsible for the clean-up, although in many cases some or all of the historical owners or operators no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of our acquisition of Phelps Dodge in 2007, many of the subsidiary companies we now own are responsible for a wide variety of environmental remediation projects throughout the U.S., and we expect to spend substantial sums annually for many years to address those remediation issues. Various of our subsidiaries previously have been advised by the U.S. Environmental Protection Agency (EPA), the Department of the Interior, the Department of Agriculture and several state agencies that under CERCLA or similar state laws and regulations, they may be liable for costs of responding to environmental conditions at sites that have been or are being investigated by EPA, the Department of the Interior, the Department of Agriculture, or state agencies to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. As of December 31, 2007, we had more than 100 active remediation projects in the U.S. in more than 25 states. We are also subject to claims for natural resource damages where the release of hazardous substances is alleged to have injured natural resources. A number of our subsidiaries have also been advised by trustees for natural resources that they may be liable under CERCLA or similar state laws for damages to natural resources caused by releases of hazardous substances.

Under applicable purchase accounting rules, we are required to allocate the purchase price paid for Phelps Dodge in accordance with our estimate of the fair value of all the Phelps Dodge assets and liabilities, including contingencies such as environmental remediation obligations. That process must be completed by the first anniversary of the acquisition, or March 19, 2008. Our revised estimates resulted in a significant increase in our reserve for environmental obligations at December 31, 2007. At December 31, 2007, environmental reserves recorded in our consolidated balance sheets totaled $1.3 billion, which include the purchase accounting adjustments to reflect the estimated fair value of the Phelps Dodge obligations attributed to CERCLA or analogous state programs and for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facilities.

In 2005, PT Freeport Indonesia agreed to participate in the Government of Indonesia’s PROPER (Program for Pollution Control, Evaluation and Rating) program. In March 2006, the Indonesian Ministry of Environment announced the preliminary results of its PROPER environmental management audit, acknowledging the effectiveness of PT Freeport Indonesia’s environmental management practices in some areas while making several suggestions for improvement in others. We are working with the Ministry of Environment to address the issues raised as we complete the audit process.

In connection with obtaining our environmental approvals from the Indonesian government, we committed to perform a one-time environmental risk assessment on the impacts of our tailings management plan. We completed this extensive environmental risk assessment with more than 90 scientific studies conducted over four years and submitted it to the Indonesian government in December 2002. We developed the risk assessment study with input from an independent review panel, which included representatives from the Indonesian government, academia and non-governmental organizations. The risks that we identified during this process were in line with our impact projections of the tailings management program contained in our environmental approval documents.

The cost of complying with environmental laws is a fundamental cost of our business. In 2007, we incurred aggregate environmental capital expenditures and other environmental costs of $320 million (including $228 million incurred since March 20, 2007, related to the acquired Phelps Dodge operations) for programs to comply with applicable environmental laws and regulations that affect our operations. Aggregate environmental capital expenditures totaled $63 million in 2006 and $44 million in 2005. In 2008, we expect to incur approximately $520 million of aggregate environmental capital expenditures and other environmental costs, which are part of our overall 2008 operating budget.

Refer to Note 15 for additional information on significant environmental matters.

Asset Retirement Obligations
We recognize asset retirement obligations (AROs) as liabilities when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. Reclamation costs for future disturbances are recorded as an ARO in the period of disturbance. Our cost estimates are reflected on a third-party cost basis and comply with our legal obligation to retire tangible, long-lived assets as defined by SFAS No. 143. Refer to Note 1 for further discussion of our accounting policy for reclamation and closure costs.

At December 31, 2007, we had $728 million recorded for AROs in current and long-term liabilities on the consolidated balance sheet. ARO costs may increase or decrease significantly in the future as a result of changes in regulations, engineering designs and technology, permit modifications or updates, mine plans, cost of inflation or other factors and as actual reclamation spending occurs. ARO activities and expenditures generally are made over an extended period of time commencing near the end of the mine life; however, certain reclamation activities could be accelerated if we elect or are required to do so.

Legal requirements in New Mexico, Arizona and Colorado require financial assurance to be provided for estimated costs of reclamation and closure, including groundwater quality protection programs. We have satisfied financial assurance requirements by using a variety of mechanisms, such as third-party performance guarantees, financial capability demonstrations, trust funds, surety bonds, letters of credit and collateral. The applicable regulatory requirements provide financial strength tests to support third-party performance guarantees and financial capability demonstrations, which are designed to confirm a company’s or third-party guarantor’s financial capability to fund future estimated reclamation and closure costs. The amount of financial assurance we are required to provide will vary with changes in laws, regulations and reclamation and closure cost estimates. At December 31, 2007, we had trust assets totaling $544 million that are designated for funding global reclamation and remediation activities, of which $106 million is legally restricted to fund a portion of our asset retirement obligations for Chino, Tyrone and Cobre as required by New Mexico regulatory authorities.

Additionally, in 1996, PT Freeport Indonesia began contributing to a cash fund ($10 million balance at December 31, 2007) designed to accumulate at least $100 million by the end of our Indonesian mining activities. We plan to use this fund, including accrued interest, to pay mine closure and reclamation costs. Any costs in excess of the $100 million fund would be funded by operational cash flow or other sources.

Prior to its acquisition by FCX, Phelps Dodge had initiated a process of identifying and prioritizing opportunities to accelerate certain demolition, environmental reserve and asset retirement obligation projects. The projects were prioritized based on regulatory flexibility to remediate at a faster pace structures that could be readily demolished, reclamation of visibly impacted areas, and projects in Arizona and New Mexico where we have substantial long-term closure obligations. These costs are included in our aggregate environmental capital and other costs reported above.

Refer to Note 15 for additional information on asset retirement obligations.

WATER RIGHTS

Our mining operations require significant quantities of water for mining, ore processing and related support facilities. Our operations in North and South America are in desert areas where water is scarce and competition among users for continuing access to water is significant. Continuous production at our mines is dependent on our ability to maintain our water rights and claims and defeat claims adverse to our current water uses in legal proceedings.

At our U.S. operations, under state law, our water rights give us only the right to use public waters for a statutorily defined beneficial use at a designated location. In Arizona, we are a participant in two active general stream adjudications in which for 30 years the State of Arizona has been attempting to quantify and prioritize surface water claims in two of the state’s largest river systems that include four of our mines (Morenci, Sierrita, Safford and Miami) and which may also affect our Arizona mine at Bagdad.  Groundwater is not subject to adjudication in Arizona, but is subject to the doctrine of reasonable use, which requires balancing the utility of the use against the gravity of the harm to others who have rights in the same aquifer; however, wells may be subject to adjudication to the extent they are found to produce or affect surface water. In Colorado, our surface water and groundwater rights are subject to adjudication and we are involved in legal proceedings to resolve disputes regarding priority of administration of rights, including priority of some of our rights for the Climax mine. Our surface water and groundwater rights are fully licensed or have been fully adjudicated in New Mexico.

In South America, water for our mining operations at Candelaria and Ojos del Salado is drawn from the Copiapo River aquifer.  Because of rapid depletion of this aquifer in recent years, ongoing studies are addressing the adequacy of this water supply for our mining operations planned at these sites.

Although we believe our mining operations have sufficient water, the loss of water rights for any of our mines, in whole or in part, or shortages of water to which we have rights, could require us to curtail or shut down mining operations.  Additionally, we have not yet secured adequate water rights to support all of our potential expansion projects, and our inability to secure those rights could prevent us from pursuing some of those opportunities.  See “Risk Factors”

Item 1A.  Risk Factors

This report contains “forward-looking statements” within the meaning of the federal securities laws.  Forward-looking statements are all statements other than statements of historical facts, such as statements regarding anticipated production volumes, unit net cash costs, sales volumes, ore grades, milling rates, commodity prices, development and capital expenditures, mine production and development plans, availability of power, water, labor and equipment, environmental reclamation and closure cost and plans, environmental liabilities and expenditures, litigation liabilities and expenses, projected debt and cash balances, dividend payments, reserve estimates, political, economic and social conditions in our areas of operations and exploration efforts and results.  Except for our ongoing obligations under the federal securities laws, we do not intend, and we undertake no obligation, to update or revise any forward-looking statements.  Readers are cautioned that forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements.  Important factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements include the following:

FINANCIAL RISKS

Declines in the market prices of copper, gold and molybdenum could adversely affect our earnings and cash flows and, therefore, our ability to repay debt. Such declines could also cause significant volatility in our financial performance and adversely affect the trading prices of our debt and equity securities.

Our earnings and cash flows will be affected significantly by the market prices of copper and, to a lesser extent, gold and molybdenum. The world market prices of these commodities have fluctuated historically and are affected by numerous factors beyond our control. Many financial analysts who follow the metals markets are predicting that copper prices will decline significantly from their current, historically high levels over the next few years. A decline in the world market price of one or more of these commodities could (1) adversely affect our earnings and cash flows, (2) adversely affect our ability to repay our debt and meet our other fixed obligations, and (3) depress the trading prices of our common and preferred stock and of our publicly traded debt securities. In addition, substantially all of our copper concentrate sales contracts and some of our copper cathode sales contracts provide final pricing in a specified future period based on LME or COMEX prices.  Accordingly, in times of falling copper prices, our revenues during a quarter are negatively impacted from lower prices received for contracts priced at current market rates and also from a decrease related to the final pricing of provisionally priced contracts entered in prior periods.

World copper prices have historically fluctuated widely. During the three years ended December 31, 2007, LME daily closing spot prices ranged from $1.39 to $4.00 per pound for copper. World copper prices are affected by numerous factors beyond our control, including:

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
• the availability and cost of substitute materials; and
• currency exchange fluctuations, including the relative strength or weakness of the U.S.dollar.

World gold prices have historically fluctuated widely. During the three years ended December 31, 2007, the daily closing prices on the London spot market ranged from $411 to $842 per ounce for gold. World gold prices are affected by numerous factors beyond our control, including:

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

Molybdenum prices also fluctuate widely. Molybdenum demand depends primarily on the global steel industry, which uses the metal as a hardening and corrosion inhibiting agent. Approximately 80 percent of molybdenum production is used in this application. The remainder is used in specialty chemical applications such as catalysts, water treatment agents and lubricants. Approximately 60 percent of global molybdenum production is a by-product of copper mining, which is relatively insensitive to molybdenum prices. During the three years ended December 31, 2007, the Metals Week Dealer Oxide price for molybdenum ranged from $20.50 to $40.00 per pound. Molybdenum prices are affected by numerous factors beyond our control, including:

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

The agreements governing our indebtedness contain provisions that limit our discretion in the operation of our business and require us to meet financial tests and other covenants. In addition, we are required to meet financial tests showing our capability to perform required closure and remediation. The failure to comply with such tests and covenants could have a material adverse effect on us.

We incurred significant debt to fund a portion of the cash consideration paid to Phelps Dodge shareholders in our acquisition of Phelps Dodge. As of December 31, 2007, the outstanding principal amount of our indebtedness was $7.2 billion (excluding unused availability under our revolving credit facilities of $1.4 billion after giving effect to outstanding letters of credit). The agreements governing our indebtedness contain covenants that restrict our ability to:

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
• enter into unrelated businesses;
• enter into agreements or arrangements that restrict the ability of certain of oursubsidiaries to pay dividends or other distributions;
• prepay indebtedness; and
• enter into certain new hedging transactions other than in the ordinary course of business.

In addition, our senior credit facilities require that we meet specified financial tests at any time that borrowings or letters of credit are outstanding under our revolving credit facility, including a leverage ratio test and a secured leverage ratio test.

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

In addition, most of the financial assurance for our southwestern U.S. mines is provided by financial capability demonstrations or guarantees, both of which require a demonstration  that we meet financial tests showing our capability to perform the required closure and remediation or ability to back guarantees provided for our subsidiaries. Financial capability demonstrations or guarantees have been submitted for essentially all of the financial assurance for our Arizona mines. We maintain a part of our financial assurance using guarantees in New Mexico. However, a portion of our financial assurance requirements in New Mexico is supplied in another form, such as letters of credit, real property collateral or a trust. Our ability to satisfy financial capability demonstrations or utilize third-party guarantees for financial assurance with respect to reclamation obligations may be adversely affected if our credit ratings continue to be rated below investment grade and we are unable to pass the affirmative financial tests. If this were to occur, we may be required to provide alternative forms of financial assurance, such as letters of credit, surety bonds, real property collateral or a trust.

We need significant amounts of cash to service our debt. If we are unable to generate sufficient cash to service our debt, our financial condition and results of operations could be negatively affected.

We must generate sufficient amounts of cash to service and repay our debt. Our ability to generate cash will be affected by general economic, financial, competitive and other factors that may be beyond our control. Future borrowings may not be available to us under our senior credit facilities or from the capital markets in amounts sufficient to pay our obligations as they mature or to fund other liquidity needs. If we are not able to obtain such borrowings or generate sufficient cash from operations to service and repay our indebtedness, we will need to refinance our indebtedness to avoid any default. Such refinancing may not be available on favorable terms or at all. The inability to service, repay or refinance our indebtedness could negatively affect our financial condition and results of operations.

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

As of December 31, 2007, approximately 18 percent of outstanding debt was subject to variable interest rates. Increases in these rates will increase our interest costs and reduce our profits and operating cash flows.

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

Our ore reserve amounts are determined in accordance with established mining industry practices and standards, and are estimates of the mineral deposits that can be recovered economically and legally based on currently available data. Ore bodies may not conform to standard geological expectations, and estimates may change as new data becomes available. Because ore bodies do not contain uniform grades and types of minerals, our metal recovery rates will vary from time to time. There are also uncertainties inherent in estimating quantities of ore reserves and copper recovered from stockpiles.

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
• adverse claims to water rights and shortages of water to which we have rights;
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
• interruption of energy supply;
• labor disputes;
• inability to hire and retain a sufficient number of skilled employees;
• inability to obtain satisfactory insurance coverage;
• unavailability of experienced labor, equipment and materials; and
• the failure of equipment or processes to operate in accordance with specifications or expectations.

Continuation of our mining production is dependent on the availability of a sufficient water supply to support our mining operations.

Our mining operations require significant quantities of water for mining, ore processing and related support facilities. Our operations in North and South America are in desert areas where water is scarce and competition amoung users for continuing access to water is significant. Continuous production at our mines is dependent on our ability to maintain our water rights and claims and defeat claims adverse to our current water uses in legal proceedings. In addition, our right to use water at our U.S. operations is subject to applicable state laws. Although each operation currently has sufficient water claims to cover its operational demands, we cannot predict the potential outcome of pending or future legal proceedings on our water rights, claims and uses.  The loss of some or all water rights for any of our mines, in whole or in part, or shortages of water to which we have rights could require us to curtail or shut down mining production and could prevent us from pursuing expansion opportunities.

An interruption of energy supply could adversely affect our mining operations.

Our mining operations and development projects require significant energy. Our principal energy sources are electricity, purchased petroleum products, natural gas and coal. Our South American mining operations receive electrical power under long-term contracts with local energy companies. Our African development project, Tenke Fungurume, has entered into long-term power supply and infrastructure funding agreements with the state-owned electric utility company serving the Katanga province of the DRC. A disruption in the transmission of energy, inadequate energy transmission infrastructure, or the termination of any of our energy supply contracts could interrupt our energy supply and adversely affect our operations.

Worldwide expansion of mining activity has increased costs and created shortages of equipment, supplies and experienced personnel. Increased production costs could reduce our profitability and cash flow.

In the last few years, there has been a significant increase in mining activity worldwide to meet the demand of an expanding world economy and in response to significant increases in prices of natural resources. The opening of new mines and expansion of existing mines has led to increased demand for, and increased costs and shortages of, equipment, supplies and experienced personnel. These cost increases have significantly increased overall operating and capital budgets of companies like ours, and continuing shortages could affect the timing and feasibility of expansion projects.

Energy represents a significant portion of our production costs. Our principal energy sources are electricity, purchased petroleum products, natural gas and coal. An inability to procure sufficient energy at reasonable prices could adversely affect our profits, cash flow and growth opportunities. Our production costs are also affected by the prices of commodities we consume or use in our operations, such as sulfuric acid, grinding media, steel, reagents, liners, explosives and diluents. The prices of such commodities are influenced by supply and demand trends affecting the mining industry in general and other factors outside our control and such prices are at times subject to volatile movements. Increases in the cost of these commodities could make our operations less profitable, even in an environment of relatively high copper prices. Increases in the costs of commodities that we consume or use may also significantly affect the capital costs of new projects.

In addition to the usual risks encountered in the mining industry, our Indonesian operations involve additional risks because they are located on unusually difficult terrain in a very remote area.

Our Grasberg mining operations are located in steep mountainous terrain in a very remote area in Indonesia. Because of these conditions, we have had to overcome special engineering difficulties and develop extensive infrastructure facilities. In addition, the area receives considerable rainfall, which has led to periodic floods and mudslides. The mine site is also in an active seismic area and has experienced earth tremors from time to time. Our insurance may not sufficiently cover an unexpected natural or operating disaster.

On October 9, 2003, a slippage of material occurred in a section of the Grasberg open pit, resulting in eight fatalities. On December 12, 2003, a debris flow involving a relatively small amount of loose material occurred in the same section of the open pit resulting in only minor property damage. The events caused us to alter our short-term mine sequencing plans, which adversely affected our 2003 and 2004 production. We resumed normal production activities in the second quarter of 2004.

On March 23, 2006, a mud/topsoil slide involving approximately 75,000 metric tons of material occurred from a mountain ridge above service facilities supporting PT Freeport Indonesia’s mining facilities. Regrettably, three contract workers were fatally injured in the event. The material damaged a mess hall and an adjacent area. As a result of investigations by PT Freeport Indonesia and the Indonesian Department of Energy and Mineral Resources, we conducted geotechnical studies to identify and address any potential hazards to workers and facilities from slides. The existing early warning system for potential slides, based upon rainfall and other factors, has also been expanded. However, no assurance can be given that similar events will not occur in the future.

Development projects are inherently risky and may require more capital than anticipated, which could adversely affect our business. In addition, our most significant development project, Tenke Fungurume, is located in a remote area of the DRC.

There are many risks and uncertainties inherent in all development projects, including our significant future development of underground mines at the Grasberg minerals district, our Tenke Fungurume project and ongoing projects at our North and South American operations. The economic feasibility of development projects is based on many factors, including the accuracy of estimated reserves, metallurgical recoveries, capital and operating costs and future prices of the relevant minerals. The capital expenditures and time required to develop new mines or other projects are considerable, and changes in costs or construction schedules can affect project economics. Thus it is possible that actual costs and economic returns may differ materially from our estimates.

New development projects have no operating history upon which to base estimates of future cash flow. These development projects also require the successful completion of feasibility studies, acquisition of governmental permits, acquisition of land, power and water and ensuring that appropriate community infrastructure is developed by third parties to support such projects.  It is possible that we could fail to obtain the government approvals necessary for the operation of a project, in which case, the project may not proceed, either on its original timing or at all. It is not unusual for new mining operations to experience unexpected problems during the start-up phase, resulting in delays in producing revenue and increases in invested capital.

Our Tenke Fungurume project is located in a remote area of the DRC and is subject to additional challenges due to:

• severely limited infrastructure, including road and rail access;
• limited and possibly unreliable energy supply;
• security risks; and
• limited health care in an area plagued by disease and other potential endemic health issues, including malaria.

Consequently, our Tenke Fungurume development project may be substantially affected by factors beyond our control, which could increase the cost of the project and adversely affect its ultimate contribution to our operating results.

ENVIRONMENTAL RISKS

Our domestic and international operations are subject to complex and evolving environmental laws and regulations, and compliance with environmental and regulatory requirements involves significant costs.

Our ongoing mining operations and exploration activities, both in the U.S. and elsewhere, are subject to extensive laws and regulations governing exploration, development, production, occupational health, mine safety, toxic substances, waste disposal, protection and remediation of the environment, protection of endangered and protected species, and other related matters. Compliance with these laws and regulations imposes substantial costs and we expect these costs to continue to increase in the future because of increased demand for remediation services and shortages of equipment, supplies, labor and other factors. The Federal Clean Air Act (CAA) has had a significant impact, particularly on our domestic smelter and power plants. Any change in regulation of the mining industry under the Federal Resource Conservation and Recovery Act (RCRA) could have a significant impact, both on operational compliance and closure costs. In addition, environmental laws and regulations may change in ways that could adversely affect our operations or expansion opportunities.

In addition to compliance with environmental regulation at our operating sites, we incur significant costs for remediating environmental conditions on properties that have not been operated in many years.

Phelps Dodge and many of its affiliates and predecessor companies have been involved in mining, milling, and manufacturing in the U.S. for more than a century. Activities that occurred in the late 19th century and the 20th century prior to the advent of modern environmental laws were not subject to environmental regulation and were conducted before American industrial companies understood the long-term effects of their operations on the surrounding environment. With the passage of CERCLA in 1980, companies like Phelps Dodge became legally responsible for environmental remediation on properties previously owned or operated by them, irrespective of when the damage to the environment occurred or who caused it. That liability is often shared on a joint and several basis with all other owners and operators, meaning that each owner or operator of the property is fully responsible for the clean-up, although in many cases some or all of the other historical owners or operators no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of our acquisition of Phelps Dodge in 2007, many of the subsidiary companies we now own are responsible for a wide variety of environmental remediation projects throughout the U.S., and we expect to spend substantial sums annually for many years to address these remediation issues. We are also subject to claims for natural resource damages where the release of hazardous substances is alleged to have injured natural resources. As of December 31, 2007, we had more than 100 active remediation projects in the U.S. in more than 25 states.

Mine closure regulations impose substantial costs on our operations.

Our domestic operations are subject to various federal and state mine closure and mined-land reclamation laws. The requirements of these laws vary depending upon the jurisdiction. In general, our domestic mines are required to post increasing amounts of financial assurance as estimated costs increase to ensure the availability of funds to meet future closure and reclamation obligations.

Our New Mexico financial assurance amounts at December 31, 2007, which reflected reductions for work completed through 2006 and agreed upon by the New Mexico Environment Department and Mining Minerals Division, totaled $463 million, up to 70 percent of which is in the form of guarantees issued by Phelps Dodge on behalf of our operating subsidiaries and the balance is in the form of real property collateral, letters of credit and cash. These amounts may change based on the completion of additional permitting procedures, final agency determinations and the results of administrative appeals, which could result in changes to the closure and reclamation plans and lead to increases in the cost estimates and our related financial assurance obligations.

At December 31, 2007, we had accrued closure costs of approximately $152 million for our Arizona operations. The amount of financial assurance currently demonstrated for Arizona closure and reclamation activities is approximately $147 million. We have also approved mined-land reclamation plans and financial assurance in place for our two Colorado mines totaling approximately $81 million.

Most of the financial assurance provided for our U.S. mines requires that we meet financial tests that demonstrate our capability to perform the required closure and remediation or ability to back guarantees provided for our subsidiaries. Financial capability demonstrations or guarantees have been submitted for essentially all of the financial assurance for our Arizona mines. We maintain a part of our financial assurance using guarantees in New Mexico. However, a portion of our financial assurance requirements in New Mexico is supplied in another form, such as letters of credit, real property collateral or a trust. Our ability to satisfy financial capability demonstrations or utilize third-party guarantees for financial assurance with respect to reclamation obligations may be adversely affected if our credit ratings continue to be rated below investment grade and we are unable to pass the affirmative financial tests. If this were to occur, we may be required to provide alternative form of financial assurance, such as letters of credit, surety bonds, real property collateral or a trust.

In recent years, many surety companies have begun to require a significant level of collateral to support surety bonds, and the costs associated with such bonds have increased significantly. As a result, if surety bonds are unavailable at commercially reasonable terms to support our financial assurance obligations, we could be required to post letters of credit, other collateral or cash or cash equivalents directly in support of those obligations.

In addition, our international mines are subject to various mine closure and mined-land reclamation laws, and there have recently been significant changes in closure and reclamation programs in both Peru and Chile that impose more stringent obligations on us for closure and reclamation.

Regulation of greenhouse effects and climate change may adversely affect our operations and markets.

Energy is a significant input to our mining and processing operations. Our principal energy sources are electricity, purchased petroleum products, natural gas and coal. Many scientists believe that emissions from the combustion of carbon-based fuels contribute to greenhouse effects and therefore potentially to climate change.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change. The December 1997 Kyoto Protocol established a set of greenhouse gas emission targets for developed countries that have ratified the Protocol. Although the Kyoto Protocol has not been ratified by the U.S., several states have initiated legislative action on climate change. Climate change legislation has been introduced in, but not yet passed by the U.S. Congress, which could result in increased future energy and compliance costs. From a medium and long-term perspective, we are likely to see an increase in costs relating to our assets that emit significant amounts of greenhouse gases as a result of regulatory initiatives in the countries in which we operate. These regulatory initiatives may be either voluntary or mandatory and may impact our operations directly or through our suppliers or customers. Assessments of the potential impact of future climate change regulation are uncertain, given the wide scope of potential regulatory change in countries in which we operate.

The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances. These may include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperatures. These effects may adversely impact the cost, production and financial performance of our operations.

Our operating, inactive and historical domestic mining sites and facilities may be subject to future regulation of radioactive materials that are commonly associated with, or result from, our mining operations.

A number of federal and state agencies are considering new regulations to characterize, regulate and remediate potential workplace exposures and environmental impacts of radioactive materials commonly associated with mining operations.  For example, the EPA intends to promulgate rules to regulate technologically enhanced naturally occurring radioactive materials (TENORM) and their impacts at mining operations.  In addition, several states are promulgating groundwater quality compliance and remediation standards for radioactive materials, including uranium.  Radioactive materials can be associated with copper mineral deposits. Consequently, our copper operations may generate, concentrate or release radioactive materials that may subject our operations to new and increased regulation.  The impact of such future regulation on our operating, closure, reclamation, and remediation costs is uncertain.

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

INTERNATIONAL RISKS

Our operations outside of the United States are subject to political, social and geographic risks of doing business in foreign countries.

We are a global mining company with substantial assets located outside of the United States. We conduct international mining operations in Indonesia, Chile and Peru. We also have a significant development project in the DRC, which is expected to begin production in 2009. Accordingly, our business may be adversely affected by political, economic and social uncertainties in each of these countries, in addition to the usual risks associated with conducting business in foreign countries. Such risks include (1) forced modification of existing contracts, (2) expropriation, (3) changes in a country’s laws and policies, including those relating to labor, taxation, royalties, divestment, imports, exports, trade regulations, currency and environmental matters, (4) political instability and civil strife, (5) exchange controls, and (6) the risk of having to submit to the jurisdiction of a foreign court or arbitration panel or having to enforce the judgment of a foreign court or arbitration panel against a sovereign nation within its own territory. Our insurance does not cover most losses caused by these risks.

Because our Grasberg mine in Papua, Indonesia remains our most significant operating asset, our business may continue to be adversely affected by Indonesian political, economic and social uncertainties.

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

Grasberg operated at reduced mining and milling rates during a four-day period from April 18, 2007 to April 21, 2007, as a result of peaceful protests by certain workers regarding benefits. The protests ended on April 21 with an agreement on a framework for minimum wages for its workers and Grasberg returned to normal operations. The impacts to production were not significant.

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

All of our Indonesian proven and probable ore reserves, including the Grasberg deposit, are located in Block A. The initial term of our Contract of Work covering these ore reserves expires at the end of 2021. We can extend this term for two successive 10-year periods, subject to the approval of the Indonesian government, which under our Contract of Work cannot be withheld or delayed unreasonably. Our ore reserves reflect estimates of minerals that can be recovered through the end of 2041 (i.e., through the expiration of the two 10-year extensions) and our current mine plan has been developed, and our operations are based on the assumption that we will receive the two 10-year extensions. As a result, we will not mine all of these ore reserves during the current term of our Contract of Work, and there can be no assurance that the Indonesian government will approve the extensions. Prior to the end of 2021, we expect to mine approximately 37 percent of aggregate proven and probable recoverable ore at December 31, 2007, representing approximately 43 percent of PT Freeport Indonesia’s share of recoverable copper reserves and approximately 57 percent of its share of recoverable gold reserves.

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

Our Tenke Fungurume development project is located in the DRC, and our business may be adversely affected by political, economic and social instability in the DRC.

Our most significant development project, Tenke Fungurume, is located in the DRC, a nation that since 1960 has undergone outbreaks of political violence, changes in national leadership and financial crisis. These factors heighten the risk of abrupt changes in the national policy towards foreign investors, which in turn could result in unilateral modification of concessions or contracts, increased taxation, denial of permits or permit renewals or expropriation of assets. Our ability to continue development is currently subject to an ongoing review of all mining contracts by the Ministry of Mines in the DRC (Ministry), the outcome of which cannot be predicted. We received notification on February 20, 2008 that the Ministry wishes to renegotiate several material provisions of our mining concessions.  We believe that the terms of the concessions are fair and that they were negotiated transparently and are legally binding. However, we cannot predict whether the Government of the DRC will respect our contract rights. Other political, economic and social risks that are outside of our control and could adversely affect our business include:

• political risks associated with the limited tenure of the newly elected government;
• cancellation or renegotiation of mining contracts by the government;
• royalty and tax increases or claims by governmental entities, including retroactive claims;
• security risks due to the remote location and violence in the northeastern provinces of theDRC;
• risk of loss of property due to expropriation or nationalization of property; and
• risk of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism.

Consequently, our Tenke Fungurume development project may be substantially affected by factors beyond our control, any of which could adversely affect our financial position or results of operations.

Terrorist attacks throughout the world and the potential for additional future terrorist acts have created economic and political uncertainties that could materially and adversely affect our business.

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

On October 12, 2002, a bombing killed 202 people in the Indonesian province of Bali, which is 1,500 miles west of our mining and milling operations. Indonesian authorities arrested 35 people in connection with this bombing and 29 of those arrested have been tried and convicted. On August 5, 2003, 12 people were killed and over 100 were injured by a car bomb detonated outside of the JW Marriott Hotel in Jakarta, Indonesia. On September 9, 2004, 11 people were killed and over 200 injured by a car bomb detonated in front of the Australian embassy in Jakarta. On October 1, 2005, three suicide bombers killed 19 people and wounded over 100 in Bali. The same international terrorist organizations are suspected in each of these incidents. In November 2005, Indonesian Police raided a house in East Java that resulted in the death of other accused terrorists linked to the bombings discussed above. Our mining and milling operations were not interrupted by these incidents, but PT Freeport Indonesia’s corporate office in Jakarta had to relocate for several months following the bombing in front of the Australian embassy. In addition to the Bali, JW Marriott Hotel and Australian embassy bombings, there have been anti-American demonstrations in certain sections of Indonesia reportedly led by radical Islamic activists.

OTHER RISKS

The impact of purchase accounting in connection with our acquisition of Phelps Dodge in March 2007 will adversely affect our reported earnings.

Purchase accounting requires us to allocate the price paid for the acquisition of Phelps Dodge to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date of March 19, 2007. This allocation resulted in significant increases in the carrying values of certain acquired assets, including, based on preliminary estimates, increases of approximately $2.8 billion in metal inventories and stockpiles and approximately $16.1 billion in property, plant and equipment. Although these increases in metal inventories and stockpiles and property, plant and equipment do not impact our cash flows, the increases in metal inventories and stockpiles had a significant impact to our reported earnings in 2007, and the increases in property, plant and equipment had a significant impact on our reported earnings in 2007, and will continue to have an impact on reported earnings.

A decline in copper or molybdenum prices from those used to estimate the fair values of the acquired assets could result in impairment to the carrying values of metal and stockpile inventories and property, plant and equipment. These charges would reduce reported earnings, but would have no effect on cash flows.

In addition, at December 31, 2007, the carrying value of goodwill associated with the acquisition of Phelps Dodge totaled $6.1 billion. Absent the occurrence of events or circumstances in an interim period that may indicate impairment, we are required to evaluate goodwill for impairment on an annual basis. If we conclude that the goodwill associated with the transaction is impaired, the amount of the impairment would be charged to our reported earnings, but would have no effect on cash flows.

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

Anti-takeover provisions in our charter documents and Delaware law may make an acquisition of us more difficult. These provisions:

• authorize our board of directors to issue preferred stock without stockholder approval andto designate the rights, preferences and privileges of each class; if issued, such preferredstock would increase the number of outstanding shares of our capital stock and could include terms that may deter an acquisition of us;
• establish advanced notice requirements for nominations to the board of directors or forproposals that can be acted on at stockholder meetings; and
• limit who may call stockholder meetings.

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

Environmental Proceedings

Pinal Creek. The Pinal Creek site located near Miami, Arizona, was listed under the Arizona Department of Environmental Quality’s (ADEQ) Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by members of the Pinal Creek Group (PCG), consisting of Phelps Dodge Miami, Inc. (PDMI) (a wholly owned subsidiary of Phelps Dodge) and two other companies. In 1998, the District Court approved a Consent Decree between the PCG members and the state of Arizona resolving all matters related to an enforcement action contemplated by the state of Arizona against the PCG members with respect to groundwater. The Consent Decree committed the PCG members to complete the remediation work outlined in the Consent Decree. That work continues at this time pursuant to the Consent Decree and consistent with state law and the National Contingency Plan prepared by the U.S. Environmental Protection Agency (EPA) under CERCLA.

The PCG members have been pursuing contribution litigation against three other parties involved with the site. PDMI dismissed its contribution claims against one defendant when another PCG member agreed to be responsible for any share attributable to that defendant. PDMI and the other PCG members settled their contribution claims against another defendant in April 2005. While the terms of the settlement are confidential, the proceeds of the settlement will be used to address remediation at the Pinal Creek site. There are significant disagreements among the members of the PCG regarding the allocation of the cost of remediation, and a trial on that issue is currently scheduled to begin in late 2008. The overall cost of the clean up is expected to be significant.

Arizona Notice of Violation (NOV) – Sierrita operations. In September and October 2006, ADEQ issued two NOVs to the Phelps Dodge Sierrita, Inc. (Sierrita) operations in southeastern Arizona. The two NOVs alleged certain visibility and permit violations associated with dust emissions from Sierrita’s tailing facility during high-wind events. No action has been filed at this time, and Sierrita has responded to the NOVs by acknowledging that dust likely did exceed a visibility standard, but denying the other allegations. Sierrita has implemented response actions that ADEQ has accepted, and has entered into discussions with ADEQ to seek to resolve the NOVs.

EPA Notice re Violation of Consent Decree – Sierrita operations. In September 2006, EPA notified Sierrita of the possible assessment of stipulated penalties arising from deviations from certain provisions of a Consent Decree dated June 21, 2004, by and among PDSI, the United States and ADEQ, entitled United States and the State of Arizona v. Phelps Dodge Sierrita, Inc. No. CIV 04-312 TUC FRZ.  In November 2007, Sierrita paid stipulated penalties of $140,500 to EPA and ADEQ as a condition to a joint request to the federal court for termination of the Consent Decree.

New Mexico Environment Department – Chino Mines.  On October 24, 2007, Chino Mines Co. (Chino) notified NMED that heavy rains during July, August and September led to a release of diluted leach solutions through a storm water outfall to an ephemeral stream on Chino’s property.  Chino sent a follow up notice to NMED on November 7, 2007, which identified the interim corrective actions taken as a result of the discharge.  On February 28, 2008, Chino received a proposed Administrative Compliance Order, which included a demand for civil penalties in the amount of $276,600 for violation of legal requirements in connection with Chino’s management of the solutions. Chino is preparing a response to NMED.

Asbestos Claims

Since approximately 1990, Phelps Dodge and various other subsidiaries have been named as defendants in a large number of product liability or premises lawsuits claiming injury from exposure to asbestos contained in electrical wire products produced or marketed many years ago, or from asbestos at certain Phelps Dodge properties. Based on information available to us to date, we believe our liability, if any, in these matters will not have a material adverse effect, either individually or in the aggregate, upon our business, financial condition, liquidity, results of operations or cash flow. There can be no assurance, however, that future developments will not alter this conclusion.

Antitrust Claims

Columbian Chemical Company (Columbian), formerly a subsidiary of Phelps Dodge, and several other companies were named as defendants in an action entitled Technical Industries, Inc. v. Cabot Corporation, et al., No. CIV 03-10191 WGY, filed on January 30, 2003, in the U.S. District Court in Boston, Massachusetts, and 14 other actions filed in four U.S. district courts, on behalf of a purported class of all individuals or entities who purchased carbon black directly from the defendants since January 1999.  All of these actions were consolidated in the U.S. District Court for the District of Massachusetts under the caption In re Carbon Black Antitrust Litigation.  On September 27, 2007, the court entered an order approving a proposed settlement and dismissing with prejudice all claims against Columbian and other defendants in these actions.

Columbian and the other defendants entered into an agreement to settle the separate action entitled Carlisle Companies Incorporated, et al. v. Cabot Corporation, et al., which was filed against Columbian and other defendants on behalf of a group of affiliated companies that opted out of the federal class action. All claims in that action were dismissed with prejudice on October 16, 2007.

Columbian and the other defendants have also settled state law claims filed on behalf of purported classes of indirect purchasers of carbon black in California, Tennessee and Kansas and six other states represented by Kansas counsel.  Similar actions filed in New Jersey and North Carolina have been dismissed.  Actions remain pending in state courts in Florida and South Dakota.  Threatened litigation in Massachusetts has not been initiated.  We retained responsibility for these claims in the agreement pursuant to which we sold Columbian, and we have paid an aggregate of $7 million to settle the claims referenced above.  Columbian and the other defendants are attempting to negotiate a resolution of the remaining state lawsuits.

Water Rights

Water law in the Western U.S. is generally based on the doctrine of prior appropriation (first in time, first in right) and permits the water right holder the right to use public waters for a statutorily defined beneficial use, at a designated location.  Our operations in the Western U.S. require water for mining, ore processing and related support facilities.  Continuous operation of these mines is dependent on our ability to maintain our water rights and claims.  The loss of water rights, in whole or in part, could have a significant adverse affect on our mining operations.

Arizona

Two water rights adjudications have been initiated in the State of Arizona in order to quantify and prioritize all surface water claims in two of the State’s river systems that include four of our mines: Morenci, Sierrita, Safford and Miami and which may affect our Bagdad, Arizona mine.  These adjudications have proceeded for many years, and we cannot predict when they will be concluded, but the loss of any water claims in these legal proceedings could have a significant adverse affect on the operations of these mines.

In Re the General Adjudication of All Rights to Use Water in the Little Colorado Water System and Sources,  Apache County, Superior Court, No. 6417, filed on or about February 17, 1978.  The principal parties, in addition to Phelps Dodge, include:  the State of Arizona; the Salt River Project; the Arizona Public Service Company; the Navajo Nation, the Hopi Indian Tribe; the San Juan Southern Paiute Tribe; and the United States on its own behalf, on behalf of those Indian tribes, and on behalf of the White Mountain Apache Tribe.

In Re The General Adjudication of All Rights to Use Water in the Gila River System and Sources,
Maricopa County, Superior Court, Cause Nos. W-1 (Salt), W-2 (Verde), W-3 (Upper Gila), and W-4 (San Pedro), filed on February 17, 1978.  The principal parties, in addition to us, include:  the State of Arizona; the Gila Valley Irrigation District; the San Carlos Irrigation and Drainage District; the Salt River Project; the San Carlos Apache Tribe; the Gila River Indian Community; and the United States on behalf of those Tribes, on its own behalf, and on behalf of the White Mountain Apache Tribe, the Fort McDowell Mohave-Apache Indian Community, the Salt River Pima-Maricopa Indian Community, and the Payson Community of Yavapai Apache Indians.

In 1998, we entered into a water rights settlement agreement with the Gila River Indian Community (GRIC), which was later included in a comprehensive water rights settlement under the Arizona Water Settlements Act of 2004.  The GRIC settlement is subject to contingencies that must be met before the agreement is fully effective, and the comprehensive settlement has been challenged by other parties. If we are unable to resolve the contingencies in the GRIC settlement and defeat the third-party challenges, our water rights in the Gila River watershed could be diminished, and our operations at Morenci, Safford, Sierrita and Miami could be adversely affected.

Prior to January 1, 1983, various Indian tribes filed suits in U.S. District Court in Arizona claiming superior rights to water being used by many other water users, including us, and claiming damages for prior use in derogation of their allegedly superior rights.  These federal proceedings have been stayed pending the Arizona Superior Court adjudications.

United States v. Gila Valley Irrigation District, United States District Court, District of Arizona, was initiated in 1925 by the United States to settle conflicting claims to water rights in portions of the Gila River watershed.  A decree settling the claims of various parties was entered in 1935, after Phelps Dodge Morenci had been dismissed from the case, with the Court retaining jurisdiction.  In 1988, the Gila River Indian Community intervened, challenging uses of water in the Gila River watershed, which may impact approximately 3,000 acre-feet of water that we have the right to divert annually from Eagle Creek, Chase Creek or the San Francisco River for operation of our Morenci mine, pursuant to decreed rights and an agreement between us and the Gila Valley Irrigation District.  Our Morenci operations also purchased farm lands with water rights in 1997, 1998 and 2007 that are subject to this proceeding.  Impairment of our water claims in the Gila River watershed could adversely affect the operation of our Morenci and Safford mines.

Colorado

United States v. Northern Colorado Water Conservancy District, et.al., United States District Court, District of Colorado, Civil Nos. 2782, 5016 and 5017, was initiated by the United States in 1948 to resolve water claims involving the Bureau of Reclamation in Colorado, and was consolidated in 1955 with two state court proceedings involving these water claims which had been removed to the United States District Court.  Principal parties include the United States on its own behalf; the Northern Colorado Conservancy District; the Colorado River Water Conservancy District; and the City and County of Denver.  In 1955, the Court entered the Blue River Decree, which adjudicated the water rights for the Bureau of Reclamation’s Green Mountain Reservoir and Denver’s Dillon Reservoir, with the Court retaining jurisdiction to implement the Decree.   In April 2007, our subsidiary, Climax Molybdenum Company, filed a motion to intervene in the Blue River Decree to resolve a dispute about the proper administration of water rights held by the Climax Mine, Green Mountain Reservoir, and Dillon Reservoir.  Administration of the priorities of the water rights for Green Mountain Reservoir and Dillon Reservoir as senior to the priorities of the water rights for the Climax Mine could significantly affect the Climax Mine’s right to reliably divert water needed for mine operations.  Climax’s motion to intervene asks the Court to determine that the priorities for the Climax Mine’s water rights be administered as senior to those of Green Mountain Reservoir and Dillon Reservoir.

Item 4.  Submission of Matters to a Vote of Security Holders.
Not applicable.

Executive Officers of the Registrant.

Certain information as of February 15, 2008, about our executive officers, including their position or office with FCX, PT Freeport Indonesia and Atlantic Copper, is set forth in the following table and accompanying text:

Name	Age	Position or Office

James R. Moffett	69	Chairman of the Board of FCX. President Commissioner
		of PT Freeport Indonesia.

Richard C. Adkerson	61	Director, President and Chief Executive Officer of FCX.
		Director and Executive Vice President of PT Freeport Indonesia. Chairman of the Board of Directors of Atlantic Copper.

Michael J. Arnold	55	Executive Vice President and Chief Administrative
		Officer of FCX.

Kathleen L. Quirk	44	Executive Vice President, Chief Financial Officer and
		Treasurer of FCX. Commissioner of PT Freeport Indonesia. Director of Atlantic Copper.

James R. Moffett has served as Chairman of the Board of FCX since 1992.  Mr. Moffett previously served as the Chief Executive Officer of FCX from July 1995 until December 2003.  He is also President Commissioner of PT Freeport Indonesia and Co-Chairman of the Board of McMoRan Exploration Co. (McMoRan).

Richard C. Adkerson has served as FCX’s President since January 1, 2008 and from April 1997 to March 2007, Chief Executive Officer since December 2003 and a director since October 2006.  Mr. Adkerson previously served as FCX’s Chief Financial Officer from October 2000 to December 2003.  Mr. Adkerson is also a director and Executive Vice President of PT Freeport Indonesia, Chairman of the Board of Directors of Atlantic Copper, and Co-Chairman of the Board of McMoRan.  From November 1998 to February 2004, he also served as President and Chief Executive Officer of McMoRan.

Michael J. Arnold has served as the Chief Administrative Officer of FCX since December 2003 and as Executive Vice President of FCX since March 2007.  He also served as a director and Executive Vice President of PT Freeport Indonesia from May 1998 to March 2007.

Kathleen L. Quirk has served as FCX’s Executive Vice President since March 2007, Chief Financial Officer since December 2003 and Treasurer since February 2000.  Ms. Quirk previously served as FCX’s Senior Vice President from December 2003 to March 2007, as Vice President from February 1999 to December 2003 and as Assistant Treasurer from November 1997 to February 1999.  Ms. Quirk has also served as a Commissioner of PT Freeport Indonesia since April 2000, as the Senior Vice President and Treasurer of McMoRan since April 2002 and as Vice President and Treasurer of McMoRan from January 2000 to April 2002.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

Common Stock

Our common shares trade on the New York Stock Exchange (NYSE) under the symbol “FCX.”  The FCX share price is reported daily in the financial press under “FMCG” in most listings of NYSE securities.  Effective March 19, 2007, our certificate of incorporation was amended to rename our Class B common stock to Common Stock. NYSE composite tape common share price ranges during 2007 and 2006 follow:

	2007		2006
	High	Low	High	Low
First Quarter	$67.19	$48.85	$65.00	$47.11
Second Quarter	85.50	65.62	72.20	43.10
Third Quarter	110.60	67.07	62.29	47.58
Fourth Quarter	120.20	85.71	63.70	47.60

As of February 15, 2008, there were approximately 19,000 holders of record of our common stock.

Common Stock Dividends

In February 2003, the Board of Directors authorized the initiation of an annual cash dividend on our common stock of $0.36 per share payable quarterly, and authorized increases in the annual cash dividend in October 2003 to $0.80 per share, in October 2004 to $1.00 per share and in November 2005 to $1.25 per share.  In December 2007, the Board of Directors authorized an increase in our annual common stock dividend to $1.75 per share. Additionally, since December 2004, we have paid eight supplemental dividends.

Below is a summary of common stock cash dividends declared and paid during 2007 and 2006:

	2007
	Per Share Amount	Record Date	Payment Date
First Quarter	$0.3125	Jan. 16, 2007	Feb. 1, 2007
Second Quarter	0.3125	Apr. 16, 2007	May 1, 2007
Third Quarter	0.3125	July 16, 2007	Aug. 1, 2007
Fourth Quarter	0.3125	Oct. 15, 2007	Nov. 1, 2007

	2006
	Per Share Amount	Record Date	Payment Date
First Quarter	$0.3125	Jan. 17, 2006	Feb. 1, 2006
Supplemental dividend	0.50	Mar. 15, 2006	Mar. 31, 2006
Second Quarter	0.3125	Apr. 17, 2006	May 1, 2006
Supplemental dividend	0.75	June 15, 2006	June 30, 2006
Third Quarter	0.3125	July 17, 2006	Aug. 1, 2006
Supplemental dividend	0.75	Sept. 14, 2006	Sept. 29, 2006
Fourth Quarter	0.3125	Oct. 16, 2006	Nov. 1, 2006
Supplemental dividend	1.50	Dec. 14, 2006	Dec. 29, 2006

The declaration and payment of dividends is at the discretion of our Board and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board.  In addition, payment of dividends on our common stock and purchases of common stock are subject to limitations under our 6⅞% Senior Notes and $6 billion in senior notes used to finance the acquisition of Phelps Dodge and, in certain circumstances, our senior credit facility.

Issuer Purchases of Equity Securities

In December 2007, our Board of Directors approved a new open market share purchase program for up to 20 million shares, which replaced our previous 20-million share program.  A total of eight million shares were purchased under the previous program. The program does not have an expiration date.  No shares were purchased during the three-month period ended December 31, 2007 under this program.

We also purchase shares in connection with our stock incentive plans and our non-qualified supplemental savings plan. The following table sets forth information with respect to shares of common stock of FCX purchased by us during the three months ended December 31, 2007:

				(d) Maximum Number
			(c) Total Number of	(or Approximate
	(a) Total		Shares (or Units)	Dollar Value) of Shares
	Number of	(b) Average	Purchased as Part of	(or Units) That May
	Shares (or Units)	Price Paid Per	Publicly Announced	Yet Be Purchased Under
Period	Purchased[a]	Share (or Unit)	Plans or Programs	the Plans or Programs
October 1-31, 2007	1,744	$115.76	-	-
November 1-30, 2007	2,135	$110.62	-	-
December 1-31, 2007	94	$102.56	-	-
Total	3,973	$112.69	-	20,000,000

a.
This category includes shares repurchased under FCX’s applicable stock incentive plans (Plans) and its non-qualified supplemental savings plan (SSP). Through the Plans, FCX repurchases shares to satisfy tax obligations on restricted stock awards and to cover the cost of option exercises, and in the SSP repurchases shares as a result of FCX dividends paid.

Item 6.  Selected Financial Data.
FREEPORT-McMoRan COPPER & GOLD INC.
SELECTED FINANCIAL AND OPERATING DATA

	Years Ended December 31,
	2007[a]		2006		2005		2004		2003
FCX CONSOLIDATED FINANCIAL DATA	(In Millions, Except Per Share Amounts)
Revenues	$16,939	[b]	$5,791		$4,179		$2,372		$2,212
Operating income	6,555	[b,c]	2,869		2,177		704	[d]	823
Income from continuing operations (applicable to common
stock) before cumulative effect of accounting changes	2,734		1,396		935		157		170
Income from discontinued operations, net of taxes	35		–		–		–		–
Cumulative effect of accounting changes, net	–		–		–		–		(16)[h]
Net income applicable to common stock	2,769	[b,c,e,f]	1,396	[e,f,g]	935	[e,f]	157	[d,e,f]	154	[e]
Basic net income per share of common stock:
Continuing operations	$8.02		$7.32		$5.18		$0.86		$0.99
Discontinued operations	0.10		–		–		–		–
Basic net income per share of common stock	$8.12		$7.32		$5.18		$0.86		$0.99
Diluted net income per share of common stock:
Continuing operations	$7.41		$6.63		$4.67		$0.85		$0.97
Discontinued operations	0.09		–		–		–		–
Diluted net income per share of common stock	$7.50	[b,c,e,f]	$6.63	[e,f,g]	$4.67	[e,f]	$0.85	[d,e,f]	$0.97	[e,h]
Basic average shares outstanding	341		191		180		182		156
Diluted average shares outstanding	397		221		220		185		159
Dividends declared per common share	$1.375		$5.0625		$2.50		$1.10		$0.27
At December 31:
Cash and cash equivalents	$1,626		$907		$764		$552		$499
Property, plant, equipment and development costs, net	25,715		3,099		3,089		3,199		3,262
Goodwill	6,105		–		–		–		–
Total assets	40,661		5,390	[g]	5,550		5,087		4,718
Long-term debt, including current portion and short-term
borrowings	7,211		680		1,256		1,952		2,228
Total stockholders’ equity	18,234		2,445	[g]	1,843		1,164		776

The selected consolidated financial data shown above is derived from our audited consolidated financial statements. These historical results are not necessarily indicative of results that you can expect for any future period. You should read this data in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our full consolidated financial statements and notes thereto contained in this annual report.

a.	Includes the results of Phelps Dodge Corporation (Phelps Dodge) beginning March 20, 2007.

b.
Includes charges to revenues for mark-to-market accounting adjustments on the 2007 copper price protection program assumed in the acquisition of Phelps Dodge totaling $175 million ($106 million to net income or $0.27 per share).

c.	Includes purchase accounting impacts of $1.3 billion ($793 million to net income or $2.00 per share) related to the acquisition of Phelps Dodge.

d.
Includes a $95 million ($49 million to net income or $0.26 per share) gain on insurance settlement related to the fourth-quarter 2003 slippage and debris flow events at the Grasberg open pit and a $12 million ($12 million to net income or $0.06 per share) charge related to Atlantic Copper’s workforce reduction plan.

e.
Includes net losses on early extinguishment of debt totaling $132 million ($0.33 per share) in 2007, $30 million ($0.14 per share) in 2006, $40 million ($0.18 per share) in 2005, $7 million ($0.04 per share) in 2004 and $32 million ($0.20 per share) in 2003.

f.
Includes gains of $52 million ($0.13 per share) in 2007 related to sales of marketable securities, $30 million ($0.13 per share) in 2006 related to the disposition of land and certain royalty rights at Atlantic Copper, $5 million ($0.02 per share) in 2005 and $20 million ($0.11 per share) in 2004 from the sale of land in Arizona held by an FCX joint venture, and an additional $7 million ($0.04 per share) in 2004 from Atlantic Copper’s sale of its wire rod and wire assets.

g.
Effective January 1, 2006, we adopted Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (EITF 04-6), and recorded our deferred mining costs asset ($285 million) as of December 31, 2005, net of taxes, minority interest share and inventory effects ($136 million), as a cumulative effect adjustment to reduce beginning retained earnings. As a result of adopting EITF 04-6, income from continuing operations before income taxes and minority interests was $35 million lower and net income was $19 million ($0.08 per share) lower than if we had not adopted EITF 04-6. Effective January 1, 2006, we also adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). As a result of adopting SFAS No. 123R, income from continuing operations before income taxes and minority interests was $28 million lower and net income was $16 million ($0.07 per share) lower than if we had not adopted SFAS No. 123R. Results for prior years have not been restated.

h.
Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” and recorded a $9 million ($0.06 per share) cumulative effect gain. Effective July 1, 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and recorded a $25 million ($0.16 per share) cumulative effect charge.

FREEPORT-McMoRan COPPER & GOLD INC.
SELECTED FINANCIAL AND OPERATING DATA (Continued)

	Years Ended December 31,
	2007[a]		2006[a]		2005[a]		2004[a]	2003[a]
FCX PRO FORMA CONSOLIDATED OPERATING DATA, Net of Joint Venture Interests
Copper (recoverable)
Production (millions of pounds)	3,884		3,639		3,912		3,518	3,749
Production (thousands of metric tons)	1,762		1,651		1,774		1,596	1,701
Sales (millions of pounds)	3,862		3,630		3,933		3,530	3,775
Sales (thousands of metric tons)	1,752		1,647		1,784		1,601	1,712
Average realized price per pound, excluding hedging	$3.28		$3.06		$1.76		$1.33	$0.82
Average realized price per pound, including hedging	$3.23	[b]	$2.79	[b]	$1.67	[b]	$1.33	$0.82
Gold (recoverable)
Production (thousands of ounces)	2,329		1,863		2,923		1,591	2,592
Sales (thousands of ounces)	2,320		1,866		2,925		1,577	2,604
Average realized price per ounce	$681.80		$566.11	[c]	$453.80		$410.85	$364.40
Molybdenum (recoverable)
Production (millions of pounds)	70		68		62		57	52
Sales (millions of pounds)	69		69		60		63	54
Average realized price per pound	$25.87		$21.87		$25.89		$12.71	$5.78

CONSOLIDATED NORTH AMERICAN MINING OPERATING DATA, Net of Joint Venture Interest (Pro Forma)
Copper (recoverable)
Production (millions of pounds)	1,320		1,305		1,365		1,384	1,296
Production (thousands of metric tons)	599		592		619		628	588
Sales (millions of pounds)	1,332		1,303		1,383		1,393	1,316
Sales (thousands of metric tons)	604		591		627		632	597
Average realized price per pound, excluding hedging	$3.26		$3.03		$1.67		$1.29	$0.82
Average realized price per pound, including hedging	$3.12	[b]	$2.26	[b]	$1.49	[b]	$1.29	$0.82
Molybdenum (recoverable)
Production (millions of pounds)	69		68		62		57	52
Sales (millions of pounds)	69		69		60		63	54
Average realized price per pound	$25.87		$21.87		$25.89		$12.71	$5.78

CONSOLIDATED SOUTH AMERICAN MINING OPERATING DATA (Pro Forma)
Copper (recoverable)
Production (millions of pounds)	1,413		1,133		1,091		1,137	1,161
Production (thousands of metric tons)	641		514		495		516	527
Sales (millions of pounds)	1,399		1,126		1,093		1,145	1,163
Sales (thousands of metric tons)	635		511		496		519	527
Average realized price per pound, excluding hedging	$3.25		$3.03		$1.75		$1.33	$0.83
Average realized price per pound, including hedging	$3.25		$3.03		$1.63	[b]	$1.33	$0.83
Gold (recoverable)
Production (thousands of ounces)	116		112		117		122	127
Sales (thousands of ounces)	114		111		117		122	127
Average realized price per ounce	$700.81		$551.70		$425.32		$409.14	$349.12
Molybdenum (recoverable)
Production (millions of pounds)	1		–		–		–	–

CONSOLIDATED INDONESIAN MINING OPERATING DATA, Net of Rio Tinto’s Joint Venture Interest
Copper (recoverable)
Production (millions of pounds)	1,151		1,201		1,456		997	1,292
Production (thousands of metric tons)	522		545		660		452	586
Sales (millions of pounds)	1,131		1,201		1,457		992	1,296
Sales (thousands of metric tons)	513		545		661		450	588
Average realized price per pound	$3.32		$3.13		$1.85		$1.37	$0.82
Gold (recoverable)
Production (thousands of ounces)	2,198		1,732		2,789		1,456	2,463
Sales (thousands of ounces)	2,185		1,736		2,790		1,443	2,470
Average realized price per ounce	$680.74		$566.51	[c]	$456.27		$412.32	$366.60

a.	Includes Phelps Dodge’s pre-acquisition results for comparative purposes only.

b.	Includes the impact of hedging losses related to copper price protection programs.

c.	Amount was approximately $606 per ounce before a loss resulting from the redemption of FCX’s Gold-Denominated Preferred Stock, Series II.

FREEPORT-McMoRan COPPER & GOLD INC.
SELECTED FINANCIAL AND OPERATING DATA (Continued)

	Years Ended December 31,
	2007 [a]	2006 [a]	2005 [a]	2004 [a]	2003 [a]
100% NORTH AMERICAN MINING OPERATING DATA, Including Joint Venture Interest
Solution extraction/electrowinning (SX/EW) operations
Leach ore placed in stockpiles (metric tons per day)	798,200	801,200	778,500	742,800	624,100
Average copper ore grade (percent)	0.23	0.30	0.26	0.27	0.31
Copper production (millions of recoverable pounds)	940	1,013	1,066	1,134	1,139
Mill operations
Ore milled (metric tons per day)	223,800	199,300	194,800	166,400	131,100
Average ore grade (percent):
Copper	0.35	0.33	0.33	0.36	0.36
Molybdenum	0.02	0.02	0.03	0.03	0.04
Production (millions of recoverable pounds):
Copper	501	414	419	375	311
Molybdenum (by-product)	30	31	30	30	30
Molybdenum operations (Henderson)
Ore milled (metric tons per day)	24,000	22,200	20,300	16,800	12,600
Average molybdenum ore grade (percent)	0.23	0.23	0.22	0.23	0.25
Molybdenum production (millions of recoverable pounds)	39	37	32	27	22

100% SOUTH AMERICAN MINING OPERATING DATA
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	289,100	257,400	264,600	233,600	252,600
Average copper ore grade (percent)	0.43	0.45	0.46	0.51	0.51
Copper production (millions of recoverable pounds)	569	695	670	676	692
Mill operations
Ore milled (metric tons per day)	167,900	68,500	68,700	69,700	65,600
Average copper ore grade (percent)	0.74	0.87	0.84	0.91	0.97
Production (millions of recoverable pounds)
Copper	844	438	421	462	469
Molybdenum	1	–	–	–	–

100% INDONESIAN MINING OPERATING DATA, Including Rio Tinto’s Joint Venture Interest
Ore milled (metric tons per day)	212,600	229,400	216,200	185,100	203,000
Average ore grade
Copper (percent)	0.82	0.85	1.13	0.87	1.09
Gold (grams per metric ton)	1.24	0.85	1.65	0.88	1.54
Recovery rates (percent)
Copper	90.5	86.1	89.2	88.6	89.0
Gold	86.2	80.9	83.1	81.8	87.3
Production (recoverable)
Copper (millions of pounds)	1,211	1,300	1,689	1,099	1,523
Gold (thousands of ounces)	2,608	1,824	3,440	1,537	3,164
a.	Includes Phelps Dodge’s pre-acquisition results for comparative purposes only.

Our ratio of earnings to fixed charges was as follows for the years presented:

	Years Ended December 31,
	2007	2006	2005	2004	2003
Ratio of earnings to fixed charges	9.9x	33.1x	15.9x	4.9x	4.0x
Ratio of earnings to fixed charges
and preferred stock dividends	6.6x	14.3x	8.2x	2.9x	3.0x

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

FREEPORT-McMoRan COPPER & GOLD INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries, including, except as otherwise stated, Phelps Dodge Corporation (Phelps Dodge) and its subsidiaries, which we acquired on March 19, 2007. The results of operations reported and summarized below are not necessarily indicative of future operating results. In particular, the financial results for 2007 include the operations of Phelps Dodge from March 20, 2007, through December 31, 2007, because of the accounting treatment for the acquisition. References to “Notes” refer to the “Notes to Consolidated Financial Statements.” Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations all dollar amounts included in tables are in millions (except per share amounts) and all references to earnings or losses per share are on a diluted basis, unless otherwise noted.

Through our wholly owned subsidiary, Phelps Dodge, and our majority-owned subsidiary, PT Freeport Indonesia, we are one of the world’s largest copper, gold and molybdenum mining companies in terms of reserves and production. The Grasberg minerals district contains the largest single recoverable copper reserve and the largest single gold reserve of any mine in the world based on the latest available reserve data provided by third-party industry consultants.

On March 19, 2007, we acquired Phelps Dodge, a fully integrated producer of copper and molybdenum, with mines in North and South America and processing capabilities for other by-product minerals, such as gold, silver and rhenium, and several development projects, including Tenke Fungurume in the Democratic Republic of Congo (DRC).

In North America, we have six operating copper mines – Morenci, Bagdad, Sierrita and Safford in Arizona and Chino and Tyrone in New Mexico, as well as one operating molybdenum mine – Henderson in Colorado. In addition, we have announced plans to restart the Miami copper mine in Arizona, and the Climax molybdenum mine in Colorado. All of these mining operations are wholly owned, except for Morenci. We record our 85 percent interest in Morenci, an unincorporated joint venture, using the proportionate consolidation method. The North American mining operations are operated in an integrated fashion and have long-lived reserves with additional development potential.

In South America, we have four operating copper mines – Cerro Verde in Peru, and Candelaria, Ojos del Salado and El Abra in Chile. We own a 53.56 percent interest in Cerro Verde, an 80 percent interest in both Candelaria and Ojos del Salado and a 51 percent interest in El Abra. We consolidate the results of these operations and report the minority interests.

We own 90.64 percent of PT Freeport Indonesia, including 9.36 percent owned through our wholly owned subsidiary, PT Indocopper Investama. The Government of Indonesia owns the remaining 9.36 percent of PT Freeport Indonesia. PT Freeport Indonesia operates under an agreement, called a Contract of Work, with the Government of Indonesia. The Contract of Work allows us to conduct exploration, mining and production activities in a 24,700-acre area called Block A located in Papua, Indonesia. Under the Contract of Work, PT Freeport Indonesia also conducts exploration activities (which had been suspended, but resumed in 2007) in an approximate 500,000-acre area called Block B in Papua. All of PT Freeport Indonesia’s proven and probable mineral reserves and current mining operations are located in Block A.

We also operate Atlantic Copper S.A. (Atlantic Copper), a wholly owned subsidiary, located in Spain. Atlantic Copper’s operations involve the smelting and refining of copper concentrates and the marketing of refined copper and precious metals in slimes. Additionally, PT Freeport Indonesia owns a 25 percent interest in PT Smelting, an Indonesian company, which operates a copper smelter and refinery in Gresik, Indonesia.

Phelps Dodge also had an international manufacturing division, Phelps Dodge International Corporation (PDIC), which manufactured engineered wire and cable products principally for the global energy sector. On October 31, 2007, FCX completed the sale of PDIC. As a result of the sale, the operating results of PDIC have been removed from continuing operations and reported as discontinued operations in the consolidated statements of income for the year ended December 31, 2007. Refer to Note 4 for further discussion of discontinued operations.

ACQUISITION OF PHELPS DODGE

Phelps Dodge became our wholly owned subsidiary on March 19, 2007. In the acquisition, each share of Phelps Dodge common stock was exchanged for 0.67 of a share of FCX common stock and $88.00 in cash. As a result, we issued 136.9 million shares and paid $18.0 billion in cash to Phelps Dodge shareholders for total consideration of approximately $26 billion. The estimated fair value of assets acquired and liabilities assumed and the results of Phelps Dodge’s operations are included in our consolidated financial statements beginning March 20, 2007.

At December 31, 2007, the carrying value of goodwill, which is associated with our acquisition of Phelps Dodge, totaled $6.1 billion. Goodwill represents the excess of the purchase price over the fair value of net tangible and identified intangible assets and is attributable to potential strategic and financial benefits that are expected to be realized. Refer to Note 2 for further discussion of these potential benefits.

Accounting for the Acquisition of Phelps Dodge. The acquisition of Phelps Dodge is being accounted for under the purchase method as required by Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” with FCX as the accounting acquirer. Refer to Note 2 for a summary of the approximate $26 billion purchase price, which was funded through a combination of common shares issued, borrowings under an $11.5 billion senior credit facility, proceeds from the offering of $6.0 billion of senior notes and available cash resources (including cash acquired from Phelps Dodge).

In accordance with the purchase method of accounting, the purchase price paid was determined at the date of the public announcement of the transaction and has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date of March 19, 2007. Adjustments to the estimated fair values, which were initially recorded based on preliminary estimates, may occur until such values are finalized in first-quarter 2008. In valuing acquired assets and assumed liabilities, fair values were based on, but were not limited to: quoted market prices, where available; our intent with respect to whether the assets purchased were to be held, sold or abandoned; expected future cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount rates and growth rates. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. At the acquisition date, price projections used to value the assets acquired ranged from near-term prices of $2.98 per pound of copper and $26.20 per pound of molybdenum to long-term average prices of $1.20 per pound of copper and $8.00 per pound of molybdenum.

The following table summarizes the impacts of purchase accounting fair value adjustments in 2007 and the projected 2008 impacts on production and delivery costs and depreciation, depletion and amortization expense associated with the increases in the carrying values of Phelps Dodge’s metal inventories (including mill and leach stockpiles) and property, plant and equipment, and also includes the impact associated with the amortization of intangible assets and liabilities resulting from the acquisition. These net charges do not affect cash flows and are subject to change as FCX finalizes the purchase price allocation in first-quarter 2008 (refer to Note 2 for a summary of the preliminary purchase price allocation). Additionally, inventories (including mill and leach stockpiles) are subject to lower of cost or market assessments, and declines in metals prices could result in future impairment charges.

		(Projected)
	2007	2008
Production and delivery costs	$737	$60
Depreciation, depletion and amortization	595	940
Amortization of intangibles and other	(76)	75
Reduction of operating income	$1,256	$1,075	[a]

Reduction of income from continuing operations	$785	$670

a.
The estimated reduction in operating income for 2008 is expected to decline, compared with 2007, primarily because of a decreased impact on production and delivery costs from inventory valuations as the most significant increases in inventory values were realized in 2007, partly offset by increases in (i) depreciation, depletion and amortization reflecting a full year impact for 2008 and higher values for acquired property, plant and equipment resulting from revised valuations completed in fourth-quarter 2007 and (ii) amortization of net intangibles assets in 2008, compared with the amortization of net intangible liabilities in 2007, which included the amortization of unfavorable sales contracts (refer to Note 7).

COPPER, GOLD AND MOLYBDENUM MARKETS

The graphs below are intended to illustrate the movements in metals prices during the periods presented. World metal prices for copper have fluctuated significantly from 1992 through January 2008, with the London Metal Exchange (LME) spot copper price varying from a low of approximately $0.60 per pound in 2001 to a high of approximately $4.00 per pound in May 2006. World gold prices have also fluctuated widely from 1998 through January 2008 from a low of approximately $250 per ounce in 1999 to a high of over $920 per ounce at the end of January 2008. During the period from 1998 through January 2008, Metals Week Molybdenum Dealer Oxide prices have ranged from a low of $2.00 per pound in 1998 to a high of $40.00 per pound in June 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2007.

Historical LME Spot Copper Price
Through January 31, 2008
LME Spot Copper Price
LME & COMEX Exchange Stocks*
000s of metric tons
Dollars per pound
1,600
1,400
1,200
1,000
800
600
400
200
0
$4.00
$3.75
$3.50
$3.25
$3.00
$2.75
$2.50
$2.25
$2.00
$1.75
$1.50
$1.25
$1.00
$0.75
$0.50
$0.25
$0.00
1992 1993 1994 1995 1996 1997 1998 1999 2000 2001 2002 2003 2004 2005 2006 2007 2008

* Excludes Shanghai stocks, producer, consumer and merchant stocks.

The graph above presents LME spot copper prices and reported stocks of copper at the LME and New York Commodity Exchange (COMEX) through January 31, 2008. From 2003 through 2005, global demand exceeded supply, evidenced by the decline in exchange warehouse inventories. LME and COMEX inventories have risen from the 2005 lows, but combined stocks of approximately 211,000 metric tons at December 31, 2007, remain at historically low levels, representing approximately four days of global consumption. Disruptions associated with strikes, unrest and other operational issues resulted in low levels of inventory throughout 2006 and 2007. In 2007, copper prices remained strong, but volatile, with LME copper prices ranging from $2.37 per pound to $3.77 per pound during the year, and averaging $3.23 per pound. Future copper prices may continue to be volatile and are expected to be influenced by demand from China, economic activity in the United States (U.S.) and other industrialized countries, the timing of the development of new supplies of copper, production levels of mines and copper smelters and the level of direct participation by investors. We consider the current underlying supply and demand conditions in the global copper markets to be positive for our company and continue to pursue opportunities to expand production. The LME spot price closed at $3.77 per pound on February 22, 2008.

Gold prices averaged approximately $696 per ounce in 2007, with prices ranging from approximately $608 per ounce to a high of approximately $842 per ounce. On February 22, 2008, London gold prices closed at approximately $945 per ounce. Gold prices continued to be supported by increased investment demand for gold, ongoing geopolitical tensions, a weak U.S. dollar, inflationary pressures and reduced mine supply.

Metals Week Molybdenum Dealer Oxide Prices

Through January 31, 2008

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008

Molybdenum markets have been strong in recent years as demand has exceeded available supplies. During 2007, the molybdenum market was generally balanced with prices ranging from $24.30 per pound to $34.25 per pound and averaging $30.23 per pound. The Metals Week Molybdenum Dealer Oxide price closed at $33.25 per pound on February 18, 2008.

CRITICAL ACCOUNTING ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles (GAAP) in the U.S. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The areas requiring the use of management’s estimates are discussed further in Note 1 under the subheading “Use of Estimates.” Management has reviewed the following discussion of its development and selection of critical accounting estimates with the Audit Committee of our Board of Directors.

Mineral Reserves and Depreciation, Depletion and Amortization. As discussed in Note 1, we depreciate our life-of-mine mining and milling assets and values assigned to proven and probable reserves using the unit-of-production method based on our estimated recoverable proven and probable copper reserves (for our copper mines) and estimated recoverable proven and probable molybdenum reserves (for our molybdenum mines). We have other assets that we depreciate on a straight-line basis over their estimated useful lives. Our estimates of recoverable proven and probable copper and molybdenum reserves and the useful lives of our straight-line assets impact our depreciation, depletion and amortization expense. These estimates affect the results of operations of our operating segments.

Accounting for depreciation, depletion and amortization represents a critical accounting estimate because the determination of reserves involves uncertainties with respect to the ultimate geology of our reserves and the assumptions used in determining the economic feasibility of mining those reserves, including estimated copper, gold and molybdenum prices and costs of conducting future mining activities. Additionally, changes in estimated recoverable proven and probable reserves and useful asset lives can have a material impact on net income. We perform annual assessments of our existing assets, including a review of asset costs and depreciable lives, in connection with the review of mine operating and development plans. When we determine that assigned asset lives do not reflect the expected remaining period of benefit, we make prospective changes to those depreciable lives.

There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Ore reserve estimates are based upon engineering evaluations of samplings of drill holes, tunnels and other underground workings. Our estimates of recoverable proven and probable reserves are prepared by our employees, and a majority of these estimates are reviewed and verified by independent experts in mining, geology and reserve determination. At December 31, 2007, consolidated recoverable reserves include 93.2 billion pounds of copper, 41.0 million ounces of gold and 2.0 billion pounds of molybdenum. Refer to “Proven and Probable Reserves” and Note 19 for further details of estimated recoverable reserves. These estimates involve assumptions regarding future copper, gold and molybdenum prices, the geology of our mines, the mining methods we use and the related costs we incur to develop and mine our reserves. Changes in these assumptions could result in material adjustments to our reserve estimates, which could result in changes to depreciation, depletion and amortization expense in future periods, with corresponding adjustments to net income. If estimated copper reserves at our mines were 10 percent higher at December 31, 2007, based on our current sales projections for 2008, we estimate that our annual depreciation, depletion and amortization expense for 2008 would decrease by $98 million ($51 to net income) and a 10 percent decrease would increase depreciation, depletion and amoritization expense for 2008 by $118 million ($62 million to net income).

As discussed in Note 1, we review and evaluate our long-lived assets for impairment when events or changes in economic circumstances indicate that the related carrying amount of such assets may not be recoverable. Our long-lived assets include amounts assigned to proven and probable reserves totaling $13.8 billion at December 31, 2007. Changes to our estimates of recoverable proven and probable reserves could have an impact on our assessment of asset impairment. Revisions to our estimates of recoverable proven and probable copper, gold and molybdenum reserves could give rise to an impairment of our assets.

Recoverable Copper. We record, as inventory, applicable costs for copper contained in mill and leach stockpiles that are expected to be processed in the future based on proven processing technologies. Mill and leach stockpiles are evaluated periodically to ensure that they are stated at the lower of cost or market. Accounting for recoverable copper from mill and leach stockpiles represents a critical accounting estimate because (i) it is generally impracticable to determine copper contained in mill and leach stockpiles by physical count, and therefore, requires management to employ reasonable estimation methods and (ii) recovery rates from leach stockpiles can vary significantly. The quantity of material delivered to mill and leach stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blasthole cuttings determine the estimated copper grade contained in the material delivered to the mill and leach stockpiles.

Expected copper recovery rates for mill stockpiles are determined by metallurgical testing. The recoverable copper in mill stockpiles, once entered into the production process, can be extracted into copper concentrate almost immediately.

Expected copper recovery rates for leach stockpiles are determined using small-scale laboratory tests, small- to large-scale column testing (which simulates the production-scale process), historical trends and other factors, including mineralogy of the ore and rock type. Ultimate recovery of copper contained in leach stockpiles can vary significantly from a low percentage to more than 90 percent depending on several variables, including type of copper recovery, mineralogy and particle size of the rock. For newly placed material on active stockpiles, as much as 70 percent of the copper ultimately recoverable may be extracted during the first year, and the remaining copper may be recovered over many years.

Processes and recovery rates are monitored continuously, and recovery rate estimates are adjusted periodically as additional information becomes available and as related technology changes.

At December 31, 2007, estimated recoverable copper was 2.6 billion pounds in leach stockpiles (with a carrying value of $1.6 billion) and 0.9 billion pounds in mill stockpiles (with a carrying value of $254 million).

Carrying Value of Goodwill. At December 31, 2007, the carrying value of goodwill totaled $6.1 billion, which is associated with our acquisition of Phelps Dodge. In accordance with accounting rules, goodwill resulting from a business combination is assigned to the acquiring entity’s reporting units that are expected to benefit from the business combination. Adjustments to the recorded values of the assets acquired and liabilities assumed in the acquisition of Phelps Dodge will occur until such values are finalized. Accordingly, the allocation of goodwill to reporting units, which we have determined will include our individual mines, will be completed when we finalize our purchase price allocation in first-quarter 2008. Our approach to allocating goodwill includes the identification of the reporting units we believe have contributed to the excess purchase price and also includes consideration of the reporting unit’s potential for future growth.

Goodwill is required to be evaluated on at least an annual basis and at any other time if events or circumstances indicate that such carrying amount may no longer be recoverable. If we determine that the carrying value of a reporting unit exceeds its fair value at the time of the evaluation the shortfall would be charged to earnings. Our evaluations are based on business plans developed using near-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices.

FCX will perform annual impairment tests of goodwill during the fourth quarter of each year, and upon the occurrence of events or circumstances in an interim period that may indicate impairment. Although the allocation of goodwill to reporting units has not yet been finalized, we performed an initial impairment evaluation in fourth-quarter 2007 based on a preliminary allocation and concluded that there was no impairment of goodwill as of December 31, 2007.

Projected copper prices represent the most significant assumption used in the discounted cash flows analyses to evaluate goodwill for impairment. At the date of acquisition of Phelps Dodge, copper price projections used to value the assets acquired ranged from a near-term price of $2.98 per pound to a long-term average price of $1.20 per pound. At year-end 2007, the copper price projections used to test goodwill for impairment ranged from a near-term price of $3.03 per pound to a long-term average price of $1.50 per pound. The LME spot price for the past three years averaged $2.65 per pound of copper. If our estimates of future copper prices decrease, it is likely that we would record goodwill impairment charges in the future.

We believe that other events that could indicate impairment of goodwill assigned to reporting units include, but are not limited to (i) a decrease in estimated recoverable proven and probable reserves, (ii) a significant reduction in the estimated fair value of mine site exploration potential and (iii) any event that might otherwise have a material adverse affect on mine site production levels or costs. Additionally, as our mines represent depleting assets with definite lives, absent reserve additions in excess of production or increases in pricing, the amount of goodwill we allocate to individual reporting units will be impaired at a future date.

Reclamation and Closure Costs. Reclamation is an ongoing activity that occurs throughout the life of a mine. In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” we record the fair value of our estimated asset retirement obligations (AROs) associated with tangible long-lived assets in the period incurred. Fair value is measured as the present value of cash flow estimates after considering inflation and then applying a market risk premium. Our cost estimates are reflected on a third-party cost basis and comply with our legal obligation to retire tangible, long-lived assets as defined by SFAS No. 143. These cost estimates may differ from financial assurance cost estimates for reclamation activities because of a variety of factors, including obtaining updated cost estimates for reclamation activities, the timing of reclamation activities, changes in scope and the exclusion of certain costs not accounted for under SFAS No. 143. Refer to Note 1 for further discussion of our accounting policy for reclamation and closure costs.

Generally, ARO activities are specified by regulations or in permits issued by the relevant governing authority, and management judgment is required to estimate the extent and timing of expenditures based on life-of-mine planning. Accounting for reclamation and closure costs represents a critical accounting estimate because (i) we will not incur most of these costs for a number of years, requiring us to make estimates over a long period, (ii) reclamation and closure laws and regulations could change in the future and/or circumstances affecting our operations could change, either of which could result in significant changes to our current plans, (iii) calculating the fair value of our AROs in accordance with SFAS No. 143 requires management to estimate projected cash flows, make long-term assumptions about inflation rates, determine our credit-adjusted, risk-free interest rates and determine market risk premiums that are appropriate for our operations and (iv) given the magnitude of our estimated reclamation and closure costs, changes in any or all of these estimates could have a significant impact on net income.

At least annually, we review our ARO estimates for changes in the projected timing of certain reclamation costs, changes in cost estimates, and additional AROs incurred during the period. An analysis of AROs, calculated under SFAS No. 143, follows:

	Years Ended December 31,
	2007		2006	2005
Balance at beginning of year	$30		$27	$23
Liabilities assumed in the acquisition of Phelps Dodge	531	[a]	–	–
Liabilities incurred	1		–	2
Revisions to cash flow estimates	179	[b]	–	(1)
Accretion expense	27		3	3
Spending	(40)		–	–
Balance at end of year	$728		$30	$27

a.
The fair value of AROs assumed in the acquisition of Phelps Dodge was estimated based on projected cash flows, an estimated long-term annual inflation rate of 2.4 percent, a discount rate based on FCX’s estimated credit-adjusted, risk-free interest rate of 7.8 percent and a market risk premium of 10 percent to reflect what a third-party might require to assume these AROs.

b.
The most significant revisions to cash flow estimates in 2007 were related to changes at Chino, Tyrone and PT Freeport Indonesia. During 2007, Chino and Tyrone each submitted updated third-party closure cost estimates to the state of New Mexico as part of the permit renewal process. As a result, we revised our cash flow estimates and increased our ARO by $95 million for Chino and $45 million for Tyrone. Additional adjustments may be required based upon the state’s review of the updated closure plans and any permit conditions imposed by the state of New Mexico. Additionally, PT Freeport Indonesia updated its cost estimates primarily for changes to its plans for the treatment of acidic water, resulting in an increase of $33 million.

During 2008, we plan to begin discussions with the state of Arizona regarding future reclamation and closure activities at our operating and non-operating sites, which are likely to result in additional adjustments to our ARO liabilities.

Environmental Obligations. Our mining, exploration, production and historical operating activities are subject to stringent laws and regulations governing the protection of the environment, and compliance with those laws requires significant expenditures. Environmental expenditures for closed facilities and closed portions of operating facilities are expensed or capitalized depending upon their future economic benefits. The general guidance provided by U.S. GAAP requires that liabilities for contingencies be recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Refer to Note 1 for further discussion of our accounting policy for environmental expenditures.

Accounting for environmental obligations represents a critical accounting estimate because changes to environmental laws and regulations and/or circumstances affecting our operations, could result in significant changes to our estimates, which could have a significant impact on net income. As management judgment and estimates are required to comply with applicable U.S. GAAP guidance, on a quarterly basis, we review changes in facts and circumstances associated with the environmental obligations. Judgments and estimates are based upon available facts, existing technology, presently enacted laws and regulations, remediation experience, whether or not we are a potentially responsible party (PRP), the ability of other PRPs to pay their allocated portions and take into consideration reasonably possible outcomes. Our estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, required remediation methods and actions by or against governmental agencies or private parties.

At December 31, 2007, environmental reserves recorded in our consolidated balance sheets totaled approximately $1.3 billion, which reflect the estimated fair value of the Phelps Dodge obligations for environmental liabilities attributed to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs and for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facilities.

A summary of changes in our estimated environmental obligations for the year ended December 31, 2007, follows:

Balance at beginning of year	$–
Liabilities assumed in the acquisition of Phelps Dodge	1,334
Additions	6
Reductions	(1)
Spending	(71)
Balance at end of year	$1,268

At the acquisition date, Phelps Dodge’s historical environmental obligations of $385 million were based on accounting guidance provided by SFAS No. 5, “Accounting for Contingencies,” and American Institute of Certified Public Accountants Statement of Position (SOP) 96-1, “Environmental Remediation Liabilities,” which require that an estimated loss be recorded for a loss contingency if, prior to the issuance of the financial statements, it is probable that a liability had been incurred and the amount of loss can be reasonably estimated. Amounts recorded under this guidance are generally not considered fair value. FCX has an environmental and legal group dedicated to the ongoing review and monitoring of environmental remediation sites. At the acquisition date, the largest environmental remediation sites assumed were undergoing studies to evaluate the extent of the environmental damage and the available remedies. Advancement of these studies and consideration of alternative remedies and cost sharing arrangements resulted in our calculation of the estimated fair values being approximately $900 million greater than the historical Phelps Dodge estimates.  In accordance with the purchase method of accounting FCX has recorded the assumed environmental obligations at their estimated fair values of approximately $1.3 billion. After the allocation of the purchase price associated with the Phelps Dodge acquisition is finalized in first-quarter of 2008, future estimates of environmental obligations will be recorded in accordance with SFAS No. 5 and SOP 96-1. Significant adjustments to these reserves could occur in the future.

Deferred Taxes. In preparing our annual consolidated financial statements, we estimate the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates and laws is recognized in income in the period in which such changes are enacted.

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

At December 31, 2007, our valuation allowances totaled $1.2 billion and covered all of our U.S. foreign tax credit carryforwards, a portion of our foreign net operating loss carryforwards and a portion of our U.S. state net operating loss carryforwards. During 2007, our valuation allowances increased by $240 million primarily because of additional valuation allowances recorded against U.S. foreign tax credit carryforwards.

OUTLOOK

Sales in 2007 totaled 3.4 billion pounds of copper, 2.3 million ounces of gold and 52 million pounds of molybdenum, compared with 1.2 billion pounds of copper and 1.7 million ounces of gold in 2006. Sales for 2007 included sales from the Phelps Dodge mines from March 20, 2007, through December 31, 2007, totaling 2.2 billion pounds of copper, 0.1 million ounces of gold and 52 million pounds of molybdenum.  At the Grasberg open-pit mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production resulting in varying quarterly and annual sales of copper and gold. PT Freeport Indonesia’s 2007 sales volumes were lower than 2006 sales volumes because of mining in a relatively low-grade section of the Grasberg open pit during the second half of 2007, partly offset by mining higher ore grade material during the first half of 2007 and higher recovery rates. The increase in gold sales for 2007, compared to 2006, is related to higher grades and recovery rates.

Current projected consolidated sales volumes for 2008 and projected average annual consolidated sales volumes over the three-year period from 2008 through 2010 follow:

	Projected Consolidated Sales
		Average Annual
	2008	2008 – 2010
Copper (billions of recoverable pounds)	4.3	4.5
Gold (millions of recoverable ounces)	1.3	1.9
Molybdenum (millions of recoverable pounds)	75	85

Because of mine sequencing at Grasberg and the ramp-up of production at the Safford mine, second-half 2008 production is expected to be higher than the first half of 2008. Approximately 56 percent of projected 2008 copper sales and 72 percent of projected 2008 gold sales are expected in the second half of the year. The achievement of these sales estimates will depend on the achievement of targeted mining rates and expansion plans, the successful operation of production facilities, the impact of weather conditions and other factors. Additionally, sales volumes may vary from these estimates depending on the areas being mined within the Grasberg open pit, with quarterly sales volumes expected to vary significantly.

Consolidated revenues and net income vary significantly with fluctuations in the market prices of copper, gold and molybdenum, sales volumes and other factors. Based on projected consolidated sales volumes (excluding purchased copper and molybdenum) for the next two years and assuming an average price of $3.00 per pound of copper, $800 per ounce of gold and $25 per pound of molybdenum, the impact on our annual cash flow would approximate $575 million for each $0.20 per pound change in copper prices, $50 million for each $50 per ounce change in gold prices and $100 million for each $2 per pound change in molybdenum prices. Additionally, the impact on our annual net income would approximate $490 million for each $0.20 per pound change in copper prices, $45 million for each $50 per ounce change in gold prices and $100 million for each $2 per pound change in molybdenum prices.

CONSOLIDATED RESULTS

	Years Ended December 31,
	2007[a]		2006		2005
Revenues	$16,939	[b]	$5,791	[c]	$4,179
Operating income	6,555	[b]	2,869	[c]	2,177
Income from continuing operations applicable to common stock[d]	2,734	[b,e]	1,396	[c,f]	935	[g]
Net income applicable to common stock[d]	2,769	[b,e]	1,396	[c,f]	935	[g]
Diluted net income per share of common stock:
Continuing operations	$7.41		$6.63		$4.67
Discontinued operations	0.09		–		–
Diluted net income per share of common stock	$7.50	[b,e,h]	$6.63	[c,f]	$4.67	[g]

Sales from Mines, excluding sales of purchased metal
Copper
Consolidated share (millions of recoverable pounds)	3,357		1,201		1,457
Average realized price per pound	$3.28	[b]	$3.13		$1.85
Gold
Consolidated share (thousands of recoverable ounces)	2,298		1,736		2,790
Average realized price per ounce	$682.20		$566.51	[c]	$456.27
Molybdenum
Consolidated share (millions of recoverable pounds)	52		N/A		N/A
Average realized price per pound	$26.81		N/A		N/A

a.	Includes the operations of Phelps Dodge beginning March 20, 2007. A summary of the key components contributing to the consolidated results for the year ended December 31, 2007, follows:

			Income from
		Operating	Continuing
	Revenues	Income	Operations
FCX, excluding Phelps Dodge	$6,034	$3,055	$824
Phelps Dodge results	10,785	4,756	2,903
Purchase accounting impacts:
Inventories (including mill and leach stockpiles)	–	(737)	(464)
Property, plant and equipment	–	(595)	(375)
Intangible assets/liabilities and other	120	76	54
Consolidated	$16,939	$6,555	$2,942

b.
Includes charges to revenues for mark-to-market accounting adjustments on the 2007 copper price protection program totaling $175 million ($106 million to net income or $0.27 per share) and a reduction in average realized copper prices of $0.05 per pound.

c.
Includes losses on redemptions of our Gold-Denominated Preferred Stock, Series II, and Silver-Denominated Preferred Stock totaling $82 million ($44 million to net income or $0.20 per share). The loss on the redemption of our Gold-Denominated Preferred Stock, Series II, also resulted in a reduction in average realized gold prices of $39.85 per ounce.

d.	After dividends on preferred stock.

e.
Includes net losses on early extinguishment of debt totaling $173 million ($132 million to net income or $0.33 per share) primarily related to premiums paid and the accelerated recognition of deferred financing costs associated with prepayments of debt.

f.
Includes losses on early extinguishment and conversion of debt totaling $32 million ($30 million to net income or $0.14 per share) primarily related to the completion of a tender offer and privately negotiated transactions to induce conversion of our 7% Convertible Senior Notes into FCX common stock and open-market purchases of our 10⅛% Senior Notes.

g.
Includes losses on early extinguishment and conversion of debt totaling $52 million ($40 million to net income or $0.18 per share) primarily related to open-market purchases of our 10⅛% Senior Notes and privately negotiated transactions to induce conversion of our 7% Convertible Senior Notes into FCX common stock.

h.
On March 19, 2007, we issued 136.9 million common shares to acquire Phelps Dodge. On March 28, 2007, we sold an additional 47.15 million common shares. Common shares outstanding at December 31, 2007, totaled 382 million shares. Assuming conversion of all our convertible instruments, total potential common shares outstanding would be 445 million shares at December 31, 2007.

Revenues
Consolidated revenues include PT Freeport Indonesia’s sale of copper concentrates, which also contain significant quantities of gold and silver, the sale by Atlantic Copper of copper anodes, copper cathodes, and gold in anodes and slimes, and, beginning March 20, 2007, the sales of copper, gold, molybdenum and other metals and metal-related products by Phelps Dodge. Excluding additional revenues associated with Phelps Dodge’s operations ($10.9 billion), revenues for 2007 were approximately four percent higher than 2006 reflecting higher copper and gold prices, partly offset by lower copper sales volumes in 2007. Lower sales volumes occurred primarily because PT Freeport Indonesia mined lower-grade ore during the second half of 2007 (refer to “Indonesian Mining” for further discussion of PT Freeport Indonesia sales volumes).

Consolidated revenues of $5.8 billion for 2006 were approximately 39 percent higher than consolidated revenues for 2005 reflecting substantially higher copper and gold prices in 2006, partly offset by lower PT Freeport Indonesia sales volumes. PT Freeport Indonesia mined lower-grade ore and reported lower production and sales volumes in 2006, compared with 2005 (refer to “Indonesian Mining” for further discussion of PT Freeport Indonesia sales volumes).

Approximately two-thirds of our copper is sold in concentrate and cathodes and the remaining one-third is sold primarily as rod (principally from our North America operations). Substantially all of our concentrate sales contracts and some of our cathode sales contracts provide final copper pricing in a specified future period (generally one to four months from the shipment date) based on quoted LME or COMEX prices. We ultimately receive market prices based on prices in the specified future period; however, the accounting rules applied to these sales result in changes recorded to revenues until the specified future period. We record revenues and invoice customers at the time of shipment based on then-current LME or COMEX prices, which results in an embedded derivative on our provisional priced concentrate and cathode sales that is adjusted to fair value through earnings each period until the date of final pricing. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues during a quarter benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced contracts entered into in prior periods; in times of falling copper prices, the opposite occurs. Consolidated revenues for 2007 include net additions for adjustments to the fair value of embedded copper derivatives in concentrate and cathode sales contracts of $115 million (net of an adjustment of $43 million related to the final pricing of sales entered into in the prior year), compared with net additions of $158 million in 2006 (including an adjustment of $132 million related to the final pricing of sales entered into in the prior year) and $176 million in 2005 (including an adjustment of $10 million related to the final pricing of sales entered into in the prior year).

At December 31, 2007, our copper sales included 402 million pounds of copper (net of minority interests) priced at an average of $3.02 per pound and subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the December 31, 2007, price would impact our 2008 consolidated revenues by $27 million ($14 million to net income).

On limited past occasions, in response to market conditions, we have entered into copper and gold price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. Also, in connection with the acquisition of Phelps Dodge, FCX assumed the 2007 copper price protection program, which resulted in charges to revenues totaling $175 million ($106 million to net income or $0.27 per share) from March 20, 2007, through December 31, 2007. In January 2008, we paid $598 million to settle the 2007 copper price protection program, which matured on December 31, 2007. FCX does not currently intend to enter into similar hedging programs in the future. Refer to “Hedging Activities” and Note 17 for further discussion of the 2007 copper price protection program.

In February 2006, we redeemed our Gold-Denominated Preferred Stock, Series II, which resulted in a charge to revenues of $69 million ($37 million to net income or $0.17 per share); and in August 2006, the final scheduled redemption of our Silver-Denominated Preferred Stock resulted in a charge to revenues of $13 million ($7 million to net income or $0.03 per share).

Production and Delivery Costs
Excluding amounts associated with the Phelps Dodge operations ($6.0 billion, which included $781 million related to purchase accounting impacts for higher values of metal inventories and stockpiles and also the amortization of intangible assets acquired in the acquisition), production and delivery costs for 2007 increased by $21 million compared with 2006. This increase primarily reflects higher production costs at PT Freeport Indonesia resulting from higher energy costs and costs of other consumables. Also impacting production and delivery costs in 2007 were higher costs of concentrate purchases at Atlantic Copper reflecting higher copper and gold prices.

Production and delivery costs for 2006 were $887 million higher than 2005 primarily because of higher costs of concentrate purchases at Atlantic Copper caused by rising metals prices and partly because of higher production costs at PT Freeport Indonesia primarily resulting from higher energy and other input costs. Additionally, the adoption of Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (EITF 04-6) also resulted in higher 2006 costs (refer to “New Accounting Standards” and Note 1 for further discussion of EITF 04-6).

Energy Costs. Energy, including electricity, diesel fuel, coal and natural gas, is a significant portion of our production costs, representing approximately 20 percent of production costs for our North American, South American and Indonesian mining operations in 2007. Because energy is a significant portion of our production costs, we could be negatively impacted by future energy availability issues and/or increases in energy prices.

In addition, we own a one-third interest in the Luna Energy Facility (Luna) located near Deming, New Mexico, which became operational in April 2006. Public Service Company of New Mexico (PNM), a subsidiary of PNM Resources, and Tucson Electric Power, a subsidiary of Unisource Energy Corporation, partnered in the purchase of Luna, each owning a one-third interest and each responsible for one-third of the costs and expenses. PNM is the operating partner of the plant. Approximately 190 megawatts, or one-third of the plant’s electricity, is available to satisfy a significant portion of the electricity demands of our New Mexico and Arizona operations. Electricity in excess of our demand is sold on the wholesale market. Our interest in this efficient, low-cost plant is expected to continue to stabilize our southwest North American mining operations’ energy costs and increase the reliability of our energy supply.

Cost Structure. We continue to experience increases in our worldwide copper production costs. Costs have been affected by the prices of commodity input costs, equipment consumed or used in our operations and labor costs. Our cost structure in certain of our North American operations is higher than that of some mines located outside the U.S. primarily because of lower ore grades, higher labor costs and, in some cases, stricter regulatory requirements.

Additionally, we are developing large-scale underground operations in Indonesia that are more sensitive to labor costs than our large-scale open pit and process operations. Increasing labor costs without corresponding productivity gains will adversely impact our current and future underground development and operations.

Depreciation, Depletion and Amortization
Excluding amounts associated with the Phelps Dodge operations ($1.0 billion, which included $595 million related to purchase accounting impacts for the increase in the carrying value of acquired property, plant and equipment), depreciation, depletion and amortization expense for 2007 increased $17 million compared with 2006 primarily because of higher unit-of-production rates for the Grasberg open-pit mine resulting from changes in reserve estimates.

Depreciation, depletion and amortization expense for 2006 was $23 million lower than 2005 primarily because of lower copper sales volumes at PT Freeport Indonesia during 2006, which resulted in lower expense under the unit-of-production method.

Projected depreciation, depletion and amortization expense for 2008, including the impacts of purchase accounting fair value adjustments, is expected to approximate $1.9 billion, compared with $1.2 billion for 2007, primarily because of higher projected copper sales volumes for 2008, as well as the incremental amounts associated with a full year of expense for the acquired Phelps Dodge operations.

Exploration and Research Expenses
Consolidated exploration and research expenses totaled $145 million for 2007, $12 million for 2006 and $9 million for 2005. The increase in expenditures for 2007 primarily reflects $127 million of exploration and research expenses associated with our acquired operations, including $94 million for exploration efforts in North America, South American and Africa. Refer to “Exploration Activities” for further discussion.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $466 million for 2007, $157 million for 2006 and $104 million for 2005. The increase of $309 million in 2007, compared with 2006, primarily reflects the additional amounts associated with Phelps Dodge ($272 million) and higher stock-based compensation costs ($39 million) primarily related to second-quarter 2007 stock option grants.

The increase of $53 million in 2006, compared with 2005, primarily reflected higher incentive compensation costs associated with stronger financial performance, higher stock-based compensation following adoption of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) on January 1, 2006 (refer to “New Accounting Standards” and Note 1 for further discussion), and higher legal fees.

Interest Expense, Net
Total consolidated interest expense (before capitalization) totaled $660 million in 2007, $87 million in 2006 and $136 million in 2005. The $573 million increase in interest expense in 2007, compared with 2006, primarily relates to the debt incurred in connection with the acquisition of Phelps Dodge. Refer to Note 11 and “Capital Resources and Liquidity – Financing Activities” for further discussion of the debt incurred in connection with the acquisition.

The $49 million decrease in interest expense in 2006, compared with 2005, is primarily because of significant debt reductions during 2005 and 2006, including redemptions of mandatorily redeemable preferred stock.

Capitalized interest totaled $147 million in 2007, $11 million in 2006 and $4 million in 2005. The significant increase in capitalized interest in 2007 primarily relates to the development projects at Safford and Tenke Fungurume.

Losses on Early Extinguishment and Conversion of Debt, Net
During 2007, we recorded net charges totaling $173 million ($132 million to net income or $0.33 per share) for early extinguishment of debt primarily related to the accelerated recognition of deferred financing costs associated with early repayment of amounts under the $11.5 billion senior credit facility. Also included is $17 million ($10 million to net income or $0.02 per share) related to premiums paid and the accelerated recognition of deferred financing costs associated with the May 2007 redemption of our 10⅛% Senior Notes.

During 2006, we recorded net charges totaling $32 million ($30 million to net income or $0.14 per share) for early extinguishment and conversion of debt primarily associated with the completion of a tender offer and privately negotiated transactions to induce conversion of our 7% Convertible Senior Notes into FCX common stock, and also included charges associated with open-market purchases of our 10⅛% Senior Notes.

During 2005, net losses on early extinguishment and conversion of debt totaled $52 million ($40 million to net income or $0.18 per share) primarily related to open-market purchases of our 10⅛% Senior Notes and privately negotiated transactions to induce conversion of our 7% Convertible Senior Notes into FCX common stock.

Gains on Sales of Assets
Gains on sales of assets totaled $85 million ($52 million to net income or $0.13 per share) in 2007 primarily associated with sales of marketable securities. During 2006, gains on sales of assets totaled $31 million ($30 million to net income or $0.13 per share) primarily associated with the disposition of land and certain royalty rights at Atlantic Copper. During 2005, gains on sales of assets totaled $7 million ($5 million to net income or $0.02 per share) related to the sale of land held by a joint venture in which we own a 50 percent interest.

Other Income, Net
Other income, net, totaled $157 million in 2007, compared with $28 million in 2006 and 2005. The $129 million increase in 2007, compared with 2006, primarily relates to higher interest income totaling $141 million in 2007, $31 million in 2006 and $17 million in 2005. The increases in interest income primarily relate to higher cash balances and interest rates.

Provision for Income Taxes
Our 2007 income tax provision from continuing operations resulted from taxes on international operations ($2.2 billion) and U.S. taxes ($215 million). The difference between FCX’s consolidated effective income tax rate of approximately 39 percent for 2007 and the U.S. federal statutory rate of 35 percent primarily was attributable to (i) withholding taxes related to earnings from Indonesian and South American mining operations, (ii) a U.S. foreign tax credit limitation and (iii) an adjustment associated with the reversal of the Phelps Dodge APB Opinion No. 23, “Accounting for Income Taxes – Special Areas,” indefinite reinvestment assertion on certain earnings in South America, partly offset by a U.S. benefit for percentage depletion and an international tax rate differential. For 2008, we expect a consolidated effective tax rate of approximately 34 percent. The lower projected consolidated effective tax rate for 2008 primarily relates to the expected geographic sources of pre-tax income.

A summary of the approximate amounts in the calculation of our consolidated provision for income taxes for 2007 follows:

		Effective	Provision for
	Income[a]	Tax Rate	Income Tax
North America
Income before taxes and minority interests	$1,875	30%	$568
Purchase accounting adjustments	(895)	39%	(353)
Subtotal	980		215
South America
Income before taxes and minority interests	2,623	33%	868
Purchase accounting adjustments	(369)	34%	(126)
Subtotal	2,254		742
Indonesia
Income before taxes and minority interests	2,878	46%	1,326
Other
Income before taxes and minority interests	21	29%	6
Adjustment[b]	N/A	N/A	111

Consolidated totals	$6,133	39%	$2,400

a.	Represents income from continuing operations.

b.
Represents an adjustment for a one-time charge associated with the reversal of the Phelps Dodge APB Opinion No. 23 indefinite reinvestment assertion on certain earnings in South America. This adjustment was fully offset by a reduction in minority interests’ share of net income.

FCX’s income tax provision for 2006 ($1.2 billion) and for 2005 ($915 million) primarily reflected taxes on PT Freeport Indonesia’s earnings. The difference between FCX’s effective income tax rate of approximately 43 percent for 2006 and 45 percent for 2005 and PT Freeport Indonesia’s Contract of Work rate of 35 percent primarily was attributable to withholding taxes related to earnings from Indonesian mining operations and income taxes incurred by PT Indocopper Investama.

A summary of the approximate amounts in the calculation of our consolidated provision for income taxes for 2006 and 2005 follows:

	Years Ended December 31,
	2006	2005
Indonesian mining operating income[a]	$2,809	$2,321
Indonesian mining interest expense, net	(20)	(22)
Intercompany operating profit recognized (deferred)	32	(145)
Income before taxes	2,821	2,154
Indonesian mining Contract of Work rate	35%	35%
Indonesian mining income taxes	987	754

Indonesian mining net income	1,834	1,400
Withholding tax on FCX’s equity share	9.064%	9.064%
Withholding taxes	166	127

PT Indocopper Investama corporate income taxes	48	37
Other, net	–	(3)
FCX consolidated provision for income taxes	$1,201	$915

FCX consolidated effective tax rate	43%	45%

a.	Excludes charges for the in-the-money value of FCX stock option exercises, which are eliminated in consolidation, totaling $88 million in 2006 and $64 million in 2005.

Refer to Note 14 for further discussion of income taxes.

Minority Interests in Net Income of Consolidated Subsidiaries
Minority interests in net income of consolidated subsidiaries totaled $791 million in 2007, $168 million in 2006 and $127 million in 2005. The increase of $623 million in 2007, compared with 2006, was attributable to amounts associated with our South American mining operations ($603 million) and an increase related to higher earnings at PT Freeport Indonesia ($20 million). The increase of $41 million in 2006, compared with 2005, primarily was because of higher earnings at PT Freeport Indonesia.

RESULTS OF OPERATIONS

Following the acquisition of Phelps Dodge, our business consists of three primary operating divisions – North American mining, South American mining and Indonesian mining. Refer to “Mining Operations” for further discussion of the operations associated with these divisions. A summary of revenues by division for 2007, 2006 and 2005, follows:

	Years Ended December 31,
	2007[a]	2006	2005
North American mining[b]:
Unaffiliated customers	$8,641 [c]	$–	$–
Intersegment	9	–	–
	8,650	–	–
South American mining[d]:
Unaffiliated customers	2,265	–	–
Intersegment	1,580	–	–
	3,845	–	–
Indonesian mining:
Unaffiliated customers	3,640	3,543	2,810
Intersegment	1,168	852	758
	4,808	4,395	3,568
Atlantic Copper smelting & refining:
Unaffiliated customers	2,388	2,242	1,363
	2,388	2,242	1,363
Corporate, other & eliminations:
Unaffiliated customers	5	6	6
Intersegment	(2,757)	(852)	(758)
	(2,752)	(846)	(752)

Consolidated revenues	$16,939	$5,791	$4,179

a.	Includes the results of Phelps Dodge beginning March 20, 2007.

b.	Includes our operating mines at Morenci, Bagdad, Sierrita, Safford, Chino and Tyrone, and also includes our Rod and Refining and Molybdenum operations (refer to Note 18).

c.	Includes charges for mark-to-market accounting adjustments on the 2007 copper price protection program totaling $175 million.

d.	Includes our operating mines at Cerro Verde, Candelaria, Ojos del Salado and El Abra (refer to Note 18).

Intersegment sales by the Indonesian and South American mines are based on similar arms-length transactions with third parties at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices ultimately realized because of a variety of factors, including additional processing, timing of sales to unaffiliated customers and transportation premiums.

A summary of operating income (loss) by operating division, which includes the results of Phelps Dodge beginning March 20, 2007, follows:

	Years Ended December 31,
	2007		2006	2005
North American mining	$1,717		$–	$–
South American mining	2,190		–	–
Indonesian mining	3,033		2,721	2,257
Atlantic Copper smelting & refining	3		74	35
Corporate, other & eliminations	(388)		74	(115)
Consolidated operating income	$6,555	[a]	$2,869	$2,177

a.
Operating income includes purchase accounting adjustments totaling $1.3 billion in 2007, which primarily relate to the impacts of increases in the carrying values of acquired metal inventories (including mill and leach stockpiles) and property, plant and equipment.

MINING OPERATIONS

North American Mining
Our North American mining operations include copper operations from mining through rod production, molybdenum operations from mining through conversion to chemical and metallurgical products, and the marketing and sale of both product lines. We have six operating copper mines in North America – Morenci, Bagdad, Sierrita, Safford, Chino and Tyrone, and one operating molybdenum mine – Henderson.

The North American mining division includes one reportable copper mine (Morenci), and also includes Rod and Refining operations and Molybdenum operations as reportable segments. Following is further discussion of these reportable segments, as well as other operations included in the North American mining division.

Morenci. The Morenci open-pit mine, located in southeastern Arizona, primarily produces copper cathodes and copper concentrates. In addition to copper, Morenci produces molybdenum concentrates as a by-product. We own an 85 percent undivided interest in Morenci. The remaining 15 percent is owned by Sumitomo Metal Mining Arizona, Inc. (Sumitomo), a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation. Each partner takes in kind its share of production.

The concentrate-leach, direct-electrowinning facility at Morenci is ramping up production following commissioning in third-quarter 2007. This project uses FCX’s proprietary medium-temperature, pressure-leaching and direct-electrowinning technology, which will enhance cost savings by processing concentrates on-site instead of shipping concentrates to smelters for treatment and by providing acid for leaching operations. The project also included the restart of a mill. Mill throughput adds 115 million pounds of copper per year and is operating near capacity of 49,000 metric tons per day. The overall project required a total capital investment of approximately $250 million.

Rod and Refining. The Rod and Refining segment consists of copper conversion facilities, including a refinery, rod mills and a specialty copper products facility. This segment processes copper produced at our North American mines and purchased copper into copper anode, cathode, rod and custom copper shapes. At times this segment refines copper and produces copper rod and shapes for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to our facilities for processing into a product that is returned to the customer, who pays us for processing their material into the specified products.

Molybdenum. The Molybdenum segment includes our wholly owned Henderson and Climax molybdenum mines in Colorado, related conversion facilities and a technology center. This segment is an integrated producer of molybdenum, with mining, roasting and processing facilities that produce high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products, which are sold to customers around the world. The Molybdenum segment also includes a sales company that purchases molybdenum from our Henderson mine and our North American and South American copper mines and sells it to third parties. In addition, at times this segment roasts and/or processes material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities for processing into a product that is returned to the customer, who pays us for processing their material into the specified products. This segment also includes a technology center whose primary activity is developing new engineered products and applications.

The Henderson underground mine produces high-purity, chemical-grade molybdenum concentrates, which are further processed into value-added molybdenum chemical products.

In December 2007, our Board of Directors approved the restart of the Climax molybdenum mine near Leadville, Colorado, which has been on care-and-maintenance status since 1995. Climax is believed to be the largest, highest-grade and lowest-cost undeveloped molybdenum ore body in the world. The initial project involves the restart of open-pit mining and the construction of new milling facilities. Annual production is expected to approximate 30 million pounds of molybdenum beginning in 2010 at estimated cash costs approximating $3.50 per pound.

Capital cost estimates for the initial project are expected to approximate $500 million. Orders for certain long-lead time items have been placed, and work on the project commenced in fourth-quarter 2007. Major construction activities are expected to begin in second-quarter 2008. The project is designed to enable the consideration of a further large-scale expansion of the Climax mine. We plan to evaluate a second phase of the Climax project, which could potentially double future annual molybdenum production to approximately 60 million pounds.

We also plan to increase our annual molybdenum processing capacity by 20 million pounds through the conversion of our copper concentrate leach facility at Bagdad, Arizona, to a molybdenum concentrate leach facility by 2010.

Other North American mining operations. Other North American mining operations include our other southwestern U.S. copper mines – Bagdad, Sierrita, Safford, Chino, Tyrone, Miami, Cobre, Bisbee and Tohono. In addition to copper, the Bagdad, Sierrita and Chino mines produce molybdenum, gold and silver, and the Sierrita mine also produces rhenium. Other North American mining operations also include the Miami smelter (which is the most significant source of sulfuric acid for the various North American leaching operations), a sales company (which functions as an agent to purchase and sell copper from the North American mines and from the Rod and Refining segment and also sells any copper not sold by our South American mines to third parties) and other ancillary operations.

The Safford copper mine, which began production in December 2007, will produce ore from two open-pit mines located in southeastern Arizona and includes a solution extraction/electrowinning facility. The Safford mine is expected to ramp-up to full production of approximately 240 million pounds per year in the first half of 2008. The total capital investment for this project is approximately $675 million, with over 85 percent incurred as of December 31, 2007 (including amounts incurred prior to the acquisition of Phelps Dodge).

During January 2008, we announced plans to restart the Miami copper mine in Arizona for an approximate five-year period.  We expect full rates of production of approximately 100 million pounds of copper per year by 2010. The capital investment for this project is expected to total approximately $100 million, primarily for mining equipment.

North American mining added $8.7 billion in revenues and $1.7 billion of operating income to our results for the period March 20, 2007, through December 31, 2007, net of charges to revenues for mark-to-market accounting adjustments on the 2007 copper price protection program totaling $175 million. Refer to “Hedging Activities” and Note 17 for further discussion of the 2007 copper price protection program.

The following discussion of our North American mining operations covers the full twelve month periods ended December 31, 2007, 2006 and 2005, including periods prior to our acquisition of these operations:

	Years Ended December 31,
North American Mining Operating Results (Pro Forma)	2007	2006	2005
Consolidated Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	1,320	1,305	1,365
Sales[a]	1,332	1,303	1,383
Average realized price per pound, excluding hedging	$3.26	$3.03	$1.67
Average realized price per pound, including hedging[b]	$3.12	$2.26	$1.49

Molybdenum (millions of recoverable pounds)
Production	69	68	62
Sales	69	69	60
Average realized price per pound	$25.87	$21.87	$25.89

100% Operating Data, Including Joint Venture Interest
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	798,200	801,200	778,500
Average copper ore grade (percent)	0.23	0.30	0.26
Copper production (millions of recoverable pounds)	940	1,013	1,066

Mill operations
Ore milled (metric tons per day)	223,800	199,300	194,800
Average ore grade (percent)
Copper	0.35	0.33	0.33
Molybdenum	0.02	0.02	0.03
Production (millions of recoverable pounds)
Copper	501	414	419
Molybdenum (by-product)	30	31	30

Molybdenum operations (Henderson)
Ore milled (metric tons per day)	24,000	22,200	20,300
Average molybdenum ore grade (percent)	0.23	0.23	0.22
Molybdenum production (millions of recoverable pounds)	39	37	32

a.	Excludes sales of purchased copper.

b.	Includes the impact of hedging losses related to copper price protection programs.

2007 Compared with 2006 (Pro Forma). During 2007, average realized copper prices, excluding hedging impacts, for the North American mining operations improved by $0.23 per pound to an average of $3.26 per pound, compared with $3.03 per pound in 2006. Additionally, average realized molybdenum prices improved by $4.00 per pound to an average of $25.87 per pound in 2007, compared with $21.87 per pound in 2006.

Consolidated copper sales from North American operations totaled approximately 1.3 billion pounds in both 2007 and 2006. The slight increase in North American copper sales volumes for 2007 primarily related to higher production from mill operations resulting from higher ore grades and the incremental production from the Morenci mill because of a full year of concentrator activity. These increases were partly offset by lower production from SX/EW operations resulting from lower ore grades.

Consolidated copper sales volumes from our North American mining operations are expected to increase to approximately 1.6 billion pounds in 2008 primarily reflecting additional copper production from the Safford mine.

Consolidated molybdenum sales volumes totaled 69 million pounds in both 2007 and 2006. Molybdenum ore grades for 2007 were similar to 2006. Consolidated molybdenum sales volumes are expected to approximate 75 million pounds in 2008. The increase in projected molybdenum sales for 2008 primarily reflects additional production expected from the expanded Cerro Verde mill operations. Approximately 85 percent of our expected

2008 molybdenum production is committed for sale throughout the world pursuant to annual or quarterly agreements based primarily on prevailing market prices one month prior to the time of sale.

The molybdenum sales company functions as an agent to purchase and sell molybdenum from the Henderson mine as well as our North American and South American copper mines that produce molybdenum as a by-product. We defer recognizing profits on intercompany molybdenum sales from these operations to the molybdenum sales company until the final sales to third parties occur. Changes in these net deferrals resulted in reductions to operating income totaling $360 million ($220 million to net income or $0.55 per share) in 2007. Assuming average molybdenum prices of $30 per pound for 2008, we estimate that the net change in the deferred profits will not have a material impact on first-quarter 2008 net income. The actual change in deferred intercompany profits may differ substantially from this estimate because of changes in molybdenum prices.

2006 Compared with 2005 (Pro Forma). During 2006, average realized copper prices, excluding hedging impacts, for the North American mining operations improved by $1.36 per pound to an average of $3.03 per pound, compared with $1.67 per pound in 2005. Average realized molybdenum prices decreased by $4.02 per pound to an average of $21.87 per pound in 2006 from $25.89 per pound in 2005.

Consolidated copper sales from North American operations totaled approximately 1.3 billion pounds in 2006, compared with 1.4 billion pounds in 2005. The reduction in sales volumes in 2006, compared with 2005, primarily related to lower production at Bagdad because of lower ore grades and at Chino and Tyrone because of reductions in leached ore.

Consolidated molybdenum sales volumes totaled 69 million pounds in 2006 and 60 million pounds in 2005. Higher molybdenum sales volumes in 2006, compared with 2005, were primarily because of higher process rates.

Unit Net Cash Costs (Pro Forma). Unit net cash costs per pound of copper and molybdenum are measures intended to provide investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for our respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

The following tables summarize the pro forma unit net cash costs at the North American copper mines for the full twelve-month periods ended December 31, 2007, 2006 and 2005. Henderson, a molybdenum mine, is not included in these tables – see “Henderson Unit Net Cash Costs.” For a reconciliation of pro forma unit net cash costs per pound to production and delivery costs applicable to sales reported in FCX’s pro forma consolidated financial results, refer to “Product Revenues and Production Costs.”

Gross Profit per Pound of Copper and Molybdenum (Pro Forma)

Year Ended December 31, 2007
	By-Product	Co-Product Method
	Method	Copper	Molybdenum	[a]

Revenues, after adjustments shown below	$3.22	$3.22	$29.31

Site production and delivery, before net noncash and
nonrecurring costs shown below	1.43	1.22	10.58
By-product credits[a]	(0.66)	–	–
Treatment charges	0.09	0.09	–
Unit net cash costs	0.86	1.31	10.58
Depreciation, depletion and amortization	0.15	0.12	0.87
Noncash and nonrecurring costs, net	0.02	0.02	0.03
Total unit costs	1.03	1.45	11.48
Revenue adjustments, primarily for pricing on prior period
open sales and hedging	(0.10)	(0.10)	–
Idle facility and other non-inventoriable costs	(0.05)	(0.05)	(0.02)
Gross profit	$2.04	$1.62	$17.81

Consolidated sales (millions of recoverable pounds)
Copper	1,316	1,316
Molybdenum			30

Year Ended December 31, 2006
	By-Product	Co-Product Method
	Method	Copper	Molybdenum	[a]

Revenues, after adjustments shown below	$3.19	$3.19	$24.85

Site production and delivery, before net noncash and
nonrecurring costs shown below	1.14	0.93	9.37
By-product credits[a]	(0.60)	–	–
Treatment charges	0.07	0.06	–
Unit net cash costs	0.61	0.99	9.37
Depreciation, depletion and amortization	0.11	0.09	0.77
Noncash and nonrecurring costs, net	0.02	0.02	0.03
Total unit costs	0.74	1.10	10.17
Revenue adjustments, primarily for pricing on prior period
open sales and hedging	(0.93)	(0.93)	–
Idle facility and other non-inventoriable costs	(0.03)	(0.03)	–
Gross profit	$1.49	$1.13	$14.68

Consolidated sales (millions of recoverable pounds)
Copper	1,292	1,292
Molybdenum			31

a.	Molybdenum by-product credits reflect volumes produced at market-based pricing, and also include tolling revenues at Sierrita.

Year Ended December 31, 2005
	By-Product	Co-Product Method
	Method	Copper	Molybdenum	[a]

Revenues, after adjustments shown below	$1.63	$1.63	$32.47

Site production and delivery, before net noncash and
nonrecurring costs shown below	0.97	0.77	9.72
By-product credits[a]	(0.70)	–	–
Treatment charges	0.07	0.07	–
Unit net cash costs	0.34	0.84	9.72
Depreciation, depletion and amortization	0.10	0.08	1.00
Noncash and nonrecurring costs, net	0.01	0.01	0.03
Total unit costs	0.45	0.93	10.75
Revenue adjustments, primarily for pricing on prior period
open sales and hedging	(0.14)	(0.14)	–
Idle facility and other non-inventoriable costs	(0.02)	(0.02)	–
Gross profit	$1.02	$0.54	$21.72

Consolidated sales (millions of recoverable pounds)
Copper	1,378	1,378
Molybdenum			30

a.	Molybdenum by-product credits reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

2007 Compared with 2006 (Pro Forma). The North American mining operations have experienced production cost increases in recent years primarily as a result of higher energy costs and costs of other consumables, higher mining costs and milling rates, labor costs and other factors. Higher unit site production and delivery costs in 2007, compared with 2006, primarily reflected higher labor, maintenance, operating supplies and energy costs, and also included higher costs associated with the ramp-up of the Morenci mill operations.

Molybdenum credits were higher in 2007, compared with 2006, reflecting higher average molybdenum prices during 2007.

Assuming average prices of $3.00 per pound of copper and $30 per pound of molybdenum for 2008 and achievement of current 2008 sales estimates, we estimate that the 2008 average unit net cash costs for our North American mines, including molybdenum credits, would approximate $1.00 per pound of copper.

2006 Compared with 2005 (Pro Forma). North American mining’s unit net cash costs for 2006 were higher than in 2005 primarily because of higher labor, maintenance, operating supplies and other input costs mostly from the restart of Morenci’s mill operations and because of lower molybdenum credits resulting from lower average realized molybdenum prices.

Henderson Unit Net Cash Costs (Pro Forma). The following table summarizes the pro forma unit net cash costs at the Henderson mine for the full twelve-month periods ended December 31, 2007, 2006 and 2005. For a reconciliation of pro forma unit net cash costs per pound to production and delivery costs applicable to sales reported in FCX’s pro forma consolidated financial results, refer to “Product Revenues and Production Costs.”

Henderson Gross Profit per Pound of Molybdenum (Pro Forma)

	Years Ended December 31,
	2007	2006	2005
Revenues, after adjustments shown below	$26.10	$22.14	$27.63
Site production and delivery, before net noncash
and nonrecurring costs shown below	4.32	3.71	3.65
Unit net cash costs	4.32	3.71	3.65
Depreciation and amortization	1.00	0.89	0.88
Noncash and nonrecurring costs, net	0.02	0.02	0.01
Total unit costs	5.34	4.62	4.54
Gross profit[a]	$20.76	$17.52	$23.09

Consolidated molybdenum sales (millions of recoverable pounds)	39	37	32

a.
 Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum segment includes profits on sales as they are made to third parties and realizations based on actual contract terms.

2007 Compared with 2006 (Pro Forma). Henderson’s higher unit net cash costs per pound of molybdenum for 2007, compared with 2006, primarily were associated with higher input costs, including labor, supplies and service costs, and higher taxes. These higher costs were partly offset by lower energy costs resulting from energy credits received in 2007.

Assuming an average price of $30 per pound of molybdenum for 2008 and achievement of current 2008 sales estimates, we estimate that the 2008 average unit net cash costs for Henderson would approximate $4.50 per pound of molybdenum.

2006 Compared with 2005 (Pro Forma). Henderson’s higher unit net cash costs per pound of molybdenum for 2006, compared with 2005, primarily reflected higher input costs, including labor, supplies and service costs, and higher taxes.

South American Mining
We have four operating copper mines in South America – Cerro Verde in Peru, and Candelaria, Ojos del Salado and El Abra in Chile. These operations include open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW.

Our South American mining operations have labor agreements covering certain employees; the agreements at our Cerro Verde and El Abra operations expire and will be renegotiated during 2008.

The South American mining division includes one reportable segment (Cerro Verde). Following is further discussion of this reportable segment, as well as other operations included in the South American mining division.

Cerro Verde. The Cerro Verde open-pit mine, located near Arequipa, Peru, produces copper cathodes and copper concentrates. In addition to copper, the Cerro Verde mine produces molybdenum and silver. We own a 53.56 percent interest in Cerro Verde. The remaining 46.44 percent is held by SMM Cerro Verde Netherlands B.V., Compañía de Minas Buenaventura S.A.A. and other shareholders, certain of whose shares are publicly traded on the Lima Stock Exchange.

In mid-2007, the recently expanded mill at Cerro Verde reached design capacity of 108,000 metric tons of ore per day and averaged 105,500 metric tons per day during the second half of 2007. The expansion enables Cerro Verde to produce approximately 650 million pounds of copper per year (approximately 348 million pounds per year for our share) and approximately 8 million pounds of molybdenum per year (approximately 4 million pounds per year for our share) for the next several years.

Other South American Mining Operations. Other South American mining operations include our other South American copper mines – Candelaria, Ojos del Salado and El Abra – which include open-pit and underground mining, sulfide ore concentrating, leaching, and SX/EW operations. In addition to copper, the Candelaria and Ojos del Salado mines produce gold and silver. We own an 80 percent interest in both the Candelaria and Ojos del Salado mines, and own a 51 percent interest in the El Abra mine.

At the end of 2006, a feasibility study was completed to evaluate the development of a large sulfide deposit at El Abra. This project would extend the mine life by over ten years. Initial production from the sulfides is expected to begin in 2010, and is expected to average approximately 325 million pounds of copper per year beginning in 2012. The existing facilities at El Abra will be used to process the additional reserves, minimizing capital spending requirements. We estimate total capital for this project to approximate $450 million, the majority of which will be spent between 2008 and 2011. We are currently working with Chilean authorities on finalizing an environmental impact study associated with this project.

South American mining added $3.8 billion in revenues and $2.2 million of operating income to our results for the period March 20, 2007, through December 31, 2007.

The following discussion of our South American mining operations covers the full twelve-month periods ended December 31, 2007, 2006 and 2005, including periods prior to our acquisition of these operations:

	Years Ended December 31,
South American Mining Operating Results (Pro Forma)	2007	2006	2005
Copper (millions of recoverable pounds)
Production	1,413	1,133	1,091
Sales	1,399	1,126	1,093
Average realized price per pound, excluding hedging	$3.25	$3.03	$1.75
Average realized price per pound, including hedging[a]	$3.25	$3.03	$1.63

Gold (thousands of recoverable ounces)
Production	116	112	117
Sales	114	111	117
Average realized price per ounce	$700.81	$551.70	$425.32

Molybdenum (millions of recoverable pounds)
Production	1	–	–

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	289,100	257,400	264,600
Average copper ore grade (percent)	0.43	0.45	0.46
Copper production (millions of recoverable pounds)	569	695	670

Mill operations
Ore milled (metric tons per day)	167,900	68,500	68,700
Average copper ore grade (percent)	0.74	0.87	0.84
Production (millions of recoverable pounds)
Copper	844	438	421
Molybdenum	1	–	–

a.	Includes the impact of hedging losses related to El Abra’s 2005 copper price protection program.

2007 Compared with 2006 (Pro Forma). During 2007, average realized copper prices for the South American mining operations improved by $0.22 per pound to an average of $3.25 per pound, compared with $3.03 per pound in 2006.

Consolidated copper sales from South American operations increased to approximately 1.4 billion pounds in 2007, compared with 1.1 billion pounds in 2006, primarily reflecting higher production from Cerro Verde resulting from the new concentrator, which reached design capacity in mid-2007. This increase was partly offset by lower production at El Abra resulting from lower ore grades.

Consolidated copper sales volumes from our South American mining operations are expected to increase to approximately 1.5 billion pounds in 2008 reflecting additional production from the new concentrator at Cerro Verde.

2006 Compared with 2005 (Pro Forma). During 2006, average realized copper prices for the South American mining operations improved by $1.28 per pound to an average of $3.03 per pound, compared with $1.75 per pound in 2005, which excluded the hedging impact related to El Abra’s 2005 copper price protection program.

Consolidated copper sales from South American operations totaled approximately 1.1 billion pounds in both 2006 and 2005. The slight increase in sales for 2006 primarily reflected an increase in production at El Abra and expanded production from the new concentrator at Cerro Verde, which began processing sulfide ore in fourth–quarter 2006.

Unit Net Cash Costs (Pro Forma). Unit net cash costs per pound of copper, calculated under the by-product method, is a measure intended to provide investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for our respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

The following tables summarize the pro forma unit net cash costs at the South American copper mines for the full twelve-month periods ended December 31, 2007, 2006 and 2005. The below tables reflect pro forma unit net cash costs per pound of copper under the by-product and co-product methods as the South American mines also had small amounts of gold and silver sales. For a reconciliation of pro forma unit net cash costs per pound to production and delivery costs applicable to sales reported in FCX’s pro forma consolidated financial results, refer to “Product Revenues and Production Costs.”

Gross Profit per Pound of Copper (Pro Forma)

Year Ended December 31, 2007
	By-Product	Co-Product
	Method	Method
Revenues, after adjustments shown below	$3.25	$3.25
Site production and delivery, before net noncash and
nonrecurring costs shown below	0.91	0.87
By-product credits	(0.09)	–
Treatment charges	0.20	0.20
Unit net cash costs	1.02	1.07
Depreciation, depletion and amortization	0.14	0.14
Noncash and nonrecurring costs, net	–	–
Total unit costs	1.16	1.21
Revenue adjustments, primarily for pricing on prior period
open sales and hedging	0.01	0.01
Other non-inventoriable costs	(0.02)	(0.02)
Gross profit	$2.08	$2.03

Consolidated sales
Copper (millions of recoverable pounds)	1,399	1,399

Year Ended December 31, 2006
	By-Product	Co-Product
	Method	Method
Revenues, after adjustments shown below	$3.14	$3.14
Site production and delivery, before net noncash and
nonrecurring costs shown below	0.82	0.79
By-product credits	(0.08)	–
Treatment charges	0.17	0.17
Unit net cash costs	0.91	0.96
Depreciation, depletion and amortization	0.17	0.17
Noncash and nonrecurring costs, net	–	–
Total unit costs	1.08	1.13
Revenue adjustments, primarily for pricing on prior period
open sales and hedging	(0.02)	(0.01)
Other non-inventoriable costs	(0.02)	(0.02)
Gross profit	$2.02	$1.98

Consolidated sales
Copper (millions of recoverable pounds)	1,126	1,126

Year Ended December 31, 2005
	By-Product	Co-Product
	Method	Method
Revenues, after adjustments shown below	$1.70	$1.70
Site production and delivery, before net noncash and
nonrecurring costs shown below	0.68	0.65
By-product credits	(0.06)	–
Treatment charges	0.10	0.09
Unit net cash costs	0.72	0.74
Depreciation, depletion and amortization	0.17	0.17
Noncash and nonrecurring costs, net	–	–
Total unit costs	0.89	0.91
Revenue adjustments, primarily for pricing on prior period
open sales and hedging	(0.09)	(0.09)
Other non-inventoriable costs	(0.01)	(0.01)
Gross profit	$0.71	$0.69

Consolidated sales
Copper (millions of recoverable pounds)	1,093	1,093

2007 Compared with 2006 (Pro Forma). Because of the fixed nature of a large portion of our South American mining costs, unit costs vary significantly from period to period depending on volumes of copper sold during the period. The South American mining operations have also experienced production cost increases in recent years primarily as a result of higher energy costs and costs of other consumables, higher mining costs and milling rates, labor costs and other factors. Higher unit site production and delivery costs in 2007, compared with 2006, primarily reflected higher costs at El Abra because of lower copper sales. In addition, higher unit net cash costs reflected the impact of Cerro Verde’s voluntary contribution programs, including the liability associated with local mining fund contributions (refer to “Other Mining Matters” for further discussion of the Cerro Verde local mining fund contributions). These higher costs were partially offset by lower overall costs at Cerro Verde associated with significantly higher production resulting from the new concentrator.

Assuming average prices of $3.00 per pound of copper and achievement of current 2008 sales estimates, we estimate that 2008 average unit net cash costs for our South American mines, including gold and molybdenum credits, would approximate $1.05 per pound of copper.

2006 Compared with 2005 (Pro Forma). South American unit net cash costs for 2006 were higher than in 2005 primarily because of higher operating costs at Candelaria and El Abra associated with maintenance, labor and other input costs. Additionally, higher unit net cash costs in 2006 reflected higher smelting and refining costs at Candelaria and higher costs at Cerro Verde associated with voluntary contribution programs.

Indonesian Mining
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

We own 90.64 percent of PT Freeport Indonesia, including 9.36 percent through our wholly owned subsidiary, PT Indocopper Investama, and the Government of Indonesia owns the remaining 9.36 percent. In July 2004, we received a request from the Indonesian Department of Energy and Mineral Resources that we offer to sell shares in PT Indocopper Investama to Indonesian nationals at fair market value. In response to this request and in view of the potential benefits of having additional Indonesian ownership in our operations, we agreed, at that time, to consider a potential sale of an interest in PT Indocopper Investama at fair market value. Neither our Contract of Work nor Indonesian law requires us to divest any portion of our ownership interest in PT Freeport Indonesia or PT Indocopper Investama.

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

Joint Ventures with Rio Tinto plc (Rio Tinto). In 1996, we established joint ventures with Rio Tinto, an international mining company with headquarters in London, England. One joint venture covers PT Freeport Indonesia’s mining operations in Block A and gives Rio Tinto, through 2021, a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver in Block A, and, after 2021, a 40 percent interest in all production from Block A.

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

The joint venture agreement provides for adjustments to the specified annual metal sharing amounts upon the occurrence of certain events that cause an extended interruption in production to occur, including events such as the fourth-quarter 2003 Grasberg open-pit slippage and debris flow. As a result of the Grasberg slippage and debris flow events, the 2004 specified amounts attributable 100 percent to PT Freeport Indonesia were reduced by 172 million recoverable pounds of copper and 272,000 recoverable ounces of gold. Pursuant to the agreements in 2005 and early 2006 with Rio Tinto, these reductions were offset by increases in the specified amounts attributable 100 percent to PT Freeport Indonesia totaling 62 million recoverable pounds of copper and 170,000 recoverable ounces of gold in 2005, and 110 million recoverable pounds of copper and 102,000 recoverable ounces of gold in 2021.

The following discussion of our Indonesian mining operations covers the years ended December 31, 2007, 2006 and 2005.
	Years Ended December 31,
Indonesian Mining Operating Results	2007	2006		2005
Consolidated Operating Data, Net of Rio Tinto’s Joint Venture Interest
Copper (millions of recoverable pounds)
Production	1,151	1,201		1,456
Sales	1,131	1,201		1,457
Average realized price per pound	$3.32	$3.13		$1.85
Gold (thousands of recoverable ounces)
Production	2,198	1,732		2,789
Sales	2,185	1,736		2,790
Average realized price per ounce	$680.74	$566.51	[a]	$456.27

100% Operating Data, Including Rio Tinto’s Joint Venture Interest
Ore milled (metric tons per day)
Grasberg open pit[b]	159,100	184,200		174,200
Deep Ore Zone (DOZ) underground mine[b]	53,500	45,200		42,000
Total	212,600	229,400		216,200
Average ore grade
Copper (percent)	0.82	0.85		1.13
Gold (grams per metric ton)	1.24	0.85		1.65
Recovery rates (percent)
Copper	90.5	86.1		89.2
Gold	86.2	80.9		83.1
Production (recoverable)
Copper (millions of pounds)	1,211	1,300		1,689
Gold (thousands of ounces)	2,608	1,824		3,440

a.	Amount was approximately $606 per ounce before a loss resulting from redemption of FCX’s Gold-Denominated Preferred Stock, Series II.

   b.  Amounts represent the approximate average daily throughput processed at PT Freeport Indonesia's mill facilities from each producing mine.

Indonesian Mining Revenues. A summary of changes in PT Freeport Indonesia’s revenues follows:

	2007	2006	2005
PT Freeport Indonesia revenues – prior year	$4,395	$3,568	$1,747
Price realizations:
Copper	219	1,531	706
Gold	250	191	123
Sales volumes:
Copper	(220)	(473)	636
Gold	254	(481)	555
Adjustments, primarily for copper pricing on prior year open sales	(173)	195	(1)
Treatment charges, royalties and other	83	(136)	(198)
PT Freeport Indonesia revenues – current year	$4,808	$4,395	$3,568

2007 Compared with 2006. During 2007, realized copper prices at PT Freeport Indonesia improved by $0.19 per pound to an average of $3.32 per pound, compared with $3.13 per pound in 2006. Additionally, realized gold prices improved by $114.23 per ounce in 2007 to an average of $680.74 per ounce, compared with $566.51 per ounce in 2006, which included a reduction of $39.85 per ounce for revenue adjustments associated with the first-quarter 2006 redemption of our Gold-Denominated Preferred Stock, Series II.

PT Freeport Indonesia’s share of sales totaled 1.1 billion pounds of copper and 2.2 million ounces of gold for 2007, compared with 1.2 billion pounds of copper and 1.7 million ounces of gold for 2006. At the Grasberg mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production, resulting in varying quarterly and annual sales of copper and gold. Copper sales volumes for 2007 decreased, compared to 2006, primarily because of mining in a relatively low-grade section of the Grasberg open pit during the second half of 2007, partly offset by mining higher ore grades during the first half of 2007 and higher recovery rates. The increase in gold sales for 2007, compared to 2006, was related to higher ore grades and recovery rates.

Consolidated sales from PT Freeport Indonesia are expected to approximate 1.2 billion pounds of copper and 1.2 million ounces of gold in 2008. PT Freeport Indonesia expects to continue mining in a relatively low-grade section of the Grasberg open pit in the first half of 2008 and a higher-grade section in the second half of 2008. Approximately 65 percent of projected 2008 copper sales and 75 percent of projected gold sales for PT Freeport Indonesia are expected in the second half of the year.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. Royalties in 2007 increased to $133 million, compared with $126 million in 2006, primarily reflecting higher metal prices; partly offset by lower copper sales volumes. Assuming average prices of $3.00 per pound of copper and $800 per ounce of gold and achievement of current 2008 sales estimates for PT Freeport Indonesia, royalty costs would total approximately $120 million ($0.10 per pound of copper) in 2008.

PT Freeport Indonesia provides approximately 60 percent of Atlantic Copper’s copper concentrate requirements at market prices and nearly all of PT Smelting’s copper concentrate requirements. Under the PT Smelting contract, for the first 15 years of PT Smelting’s operations beginning December 1998, the treatment and refining charges on the majority of the concentrate PT Freeport Indonesia provides will not fall below specified minimum rates, subject to renegotiation in 2008. The rate was $0.23 per pound during the period from the commencement of PT Smelting’s operations in 1998 until April 2004, when it declined to a minimum of $0.21 per pound. PT Smelting’s rate for 2007 was $0.38 per pound and is also expected to exceed the minimum rate of $0.21 per pound in 2008.

2006 Compared with 2005. During 2006, realized copper prices at PT Freeport Indonesia improved by $1.28 per pound to an average of $3.13 per pound, compared with $1.85 per pound in 2005. Additionally, realized gold prices at PT Freeport Indonesia improved by $110.24 per ounce in 2006 to an average of $566.51 per ounce (which included a reduction of $39.85 per ounce for revenue adjustments associated with the redemption of our Gold-Denominated Preferred Stock, Series II), compared with $456.27 per ounce in 2005.

PT Freeport Indonesia’s share of sales decreased to 1.2 billion pounds of copper and 1.7 million ounces of gold for 2006, compared with 1.5 billion pounds of copper and 2.8 million ounces of gold for 2005 primarily because of mining lower ore grades in 2006 compared to the higher-grade material mined in 2005.

Royalties in 2006 increased to $126 million, compared with $104 million in 2005, primarily reflecting higher metal prices partly offset by lower sales volumes.

Indonesian Development Projects. During second-quarter 2007, PT Freeport Indonesia completed the expansion of the capacity of the DOZ underground operation to allow a sustained rate of 50,000 metric tons per day. Total cost for this expansion was $64 million, with PT Freeport Indonesia’s 60 percent share totaling $38 million. PT Freeport Indonesia’s further expansion of the DOZ mine to 80,000 metric tons of ore per day is under way with completion targeted by 2010. The capital cost for this further expansion is expected to approximate $100 million, with PT Freeport Indonesia’s 60 percent share totaling approximately $60 million. Management believes that the success of the development of the DOZ mine, one of the world’s largest underground mines, provides confidence in the future development of PT Freeport Indonesia’s large-scale undeveloped underground ore bodies.

In 2004, PT Freeport Indonesia commenced its “Common Infrastructure” project, which will provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. The Common Infrastructure project is progressing according to plan. PT Freeport Indonesia also has advanced development of the Grasberg spur and, as of December 31, 2007, has completed more than 96 percent of the tunneling required to reach the Grasberg underground ore body. PT Freeport Indonesia expects to initiate multi-year mine development activities in the first half of 2008. To date, approximately $76 million ($56 million for PT Freeport Indonesia’s share) has been incurred for the Common Infrastructure project. In addition, PT Freeport Indonesia’s share of capital expenditures totaled $58 million in 2007 for infrastructure required for development of the underground Grasberg ore body.

The Big Gossan underground mine is a high-grade deposit located near the existing milling complex. The Big Gossan mine is being developed as an open-stope mine with backfill consisting of mill tailings and cement, an established mining methodology expected to be higher-cost than the block-cave method used at the DOZ mine. Production is expected to ramp up to full production of 7,000 metric tons per day in late 2010 (average annual aggregate incremental production of 125 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts). As a result of higher costs and scoping changes associated with this project, we have updated our capital cost estimate to approximately $480 million. Capital expenditures incurred to date on this project total $184 million ($168 million for PT Freeport Indonesia's share).  Recent increases in labor costs, currency exchange rates and other construction costs, along with changes in scope, have resulted in spending above previous estimates.

Unit Net Cash Costs. Unit net cash costs per pound of copper is a measure intended to provide investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for our respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

The following tables summarize the unit net cash costs at our Indonesian mining operations for the years ended December 31, 2007, 2006 and 2005. For a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in FCX’s consolidated financial statements, refer to “Production Revenues and Production Costs.”

Gross Profit per Pound of Copper/per Ounce of Gold and Silver

Year Ended December 31, 2007
	By-Product	Co-Product Method
	Method	Copper	Gold	Silver
Revenues, after adjustments shown below	$3.32	$3.32	$680.74	$13.31

Site production and delivery, before net noncash and
nonrecurring costs shown below	1.19	0.85	172.23	3.37
Gold and silver credits	(1.36)	–	–	–
Treatment charges	0.34	0.24	49.45	0.97
Royalty on metals	0.12	0.08	17.05	0.33
Unit net cash costs	0.29	1.17	238.73	4.67
Depreciation and amortization	0.17	0.12	25.54	0.50
Noncash and nonrecurring costs, net	0.04	0.03	5.90	0.12
Total unit costs	0.50	1.32	270.17	5.29
Revenue adjustments, primarily for pricing on prior
period open sales	0.03	0.03	1.07	0.03
PT Smelting intercompany profit recognized	0.01	0.01	1.71	0.03
Gross profit	$2.86	$2.04	$413.35	$8.08

Consolidated sales
Copper (millions of recoverable pounds)	1,131	1,131
Gold (thousands of recoverable ounces)			2,185
Silver (thousands of recoverable ounces)				3,593

Year Ended December 31, 2006
	By-Product		Co-Product Method
	Method		Copper	Gold		Silver
Revenues, after adjustments shown below	$3.13		$3.13	$566.51	[a]	$8.59	[b]

Site production and delivery, before net noncash and
nonrecurring costs shown below	1.03		0.79	156.24		3.11
Gold and silver credits	(0.93)		–	–		–
Treatment charges	0.40		0.31	60.41		1.20
Royalty on metals	0.10		0.08	15.94		0.32
Unit net cash costs	0.60		1.18	232.59		4.63
Depreciation and amortization	0.15		0.12	23.25		0.46
Noncash and nonrecurring costs, net	0.04		0.03	5.60		0.11
Total unit costs	0.79		1.33	261.44		5.20
Revenue adjustments, primarily for pricing on prior
period open sales	0.10	[c]	0.17	11.53		0.22
PT Smelting intercompany profit eliminated	–		–	(0.37)		(0.01)
Gross profit	$2.44		$1.97	$316.23		$3.60

Consolidated sales
Copper (millions of recoverable pounds)	1,201		1,201
Gold (thousands of recoverable ounces)				1,736
Silver (thousands of recoverable ounces)						3,806

a.	Amount was approximately $606 per ounce before a loss resulting from redemption of our Gold-Denominated Preferred Stock, Series II.

b.	Amount was approximately $12 per ounce before a loss resulting from redemption of our Silver-Denominated Preferred Stock.

c.	Includes a $0.06 per pound loss on the redemption of our Gold-Denominated Preferred Stock, Series II, and a $0.01 per pound loss on the redemption of our Silver-Denominated Preferred Stock.

Year Ended December 31, 2005
	By-Product		Co-Product Method
	Method		Copper		Gold	Silver
Revenues, after adjustments shown below	$1.85		$1.85		$456.27	$6.36	[a]

Site production and delivery, before net noncash and
nonrecurring costs shown below	0.65	[b]	0.44	[c]	107.71 [c]	1.76	[c]
Gold and silver credits	(0.89)		–		–	–
Treatment charges	0.24		0.16		39.75	0.65
Royalty on metals	0.07		0.05		11.77	0.19
Unit net cash costs	0.07		0.65		159.23	2.60
Depreciation and amortization	0.14		0.10		23.79	0.39
Noncash and nonrecurring costs, net	–		–		0.52	0.01
Total unit costs	0.21		0.75		183.54	3.00
Revenue adjustments, primarily for pricing on prior
period open sales	0.01	[d]	0.02		(1.14)	0.02
PT Smelting intercompany profit eliminated	(0.01)		(0.01)		(2.67)	(0.04)
Gross profit	$1.64		$1.11		$268.92	$3.34

Consolidated sales
Copper (millions of recoverable pounds)	1,457		1,457
Gold (thousands of recoverable ounces)					2,790
Silver (thousands of recoverable ounces)						4,735

a.	Amount was approximately $7 per ounce before a loss resulting from redemption of our Silver-Denominated Preferred Stock.

b.	Net of deferred mining costs of $0.05 per pound. Following the adoption of EITF 04-6 on January 1, 2006, stripping costs are no longer deferred (refer to Note 1 for further discussion).

c.	Net of deferred mining costs of $0.03 per pound of copper, $7.37 per ounce of gold and $0.12 per ounce of silver (see note b above).

d.	Includes less than a $0.01 per pound loss on the redemption of our Silver-Denominated Preferred Stock.

2007 Compared with 2006. Because of the fixed nature of a large portion of PT Freeport Indonesia’s costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period. Higher unit site production and delivery costs in 2007, compared with 2006, primarily reflected increases in production costs and lower copper sales volumes resulting from mine sequencing in the Grasberg open pit, which resulted from mining in a relatively low-grade section during the second half of 2007.  Offsetting these factors in the by-product calculation were higher gold credits reflecting higher overall gold sales volumes and average realized gold prices in 2007.

PT Freeport Indonesia has also experienced significant increases in production costs in recent years primarily as a result of higher energy costs and costs of other consumables, higher mining costs and milling rates, labor costs and other factors. Aggregate energy costs, which approximate 20 percent of PT Freeport Indonesia’s production costs, primarily include purchases of approximately 100 million gallons of diesel fuel per year and approximately 700,000 metric tons of coal per year. Diesel prices have almost tripled and our coal costs are approximately 45 percent higher since the beginning of 2003. The costs of other consumables, including steel and reagents, also have increased. Additionally, as approximately 15 percent of PT Freeport Indonesia’s production costs are denominated in Australian dollars, our Indonesian mining costs have been affected by the stronger Australian dollar against the U.S. dollar (refer to “Foreign Currency Exchange Risk” for further discussion).

Unit treatment charges vary with the price of copper, and unit royalty costs vary with prices of copper and gold. Market rates for treatment charges have decreased since 2006 and will vary based on PT Freeport Indonesia’s customer mix. The copper royalty rate payable by PT Freeport Indonesia under its Contract of Work varies from 1.5 percent of copper net revenue at a copper price of $0.90 or less per pound to 3.5 percent at a copper price of $1.10 or more per pound. The Contract of Work royalty rate for gold and silver sales is 1.0 percent.

In connection with our fourth concentrator mill expansion completed in 1998, PT Freeport Indonesia agreed to pay the Government of Indonesia additional royalties (royalties not required by the Contract of Work) to provide further support to the local governments and the people of the Indonesian province of Papua (refer to Note 16  for further discussion). The additional royalties are paid on production exceeding specified annual amounts of copper, gold and silver expected to be generated when PT Freeport Indonesia’s milling facilities operate above 200,000 metric tons of ore per day. PT Freeport Indonesia’s royalty rate on copper net revenues from production above the agreed levels is double the Contract of Work royalty rate, and the royalty rates on gold and silver sales from production above the agreed levels are triple the Contract of Work royalty rates.

As a result of the lower copper production and sales volumes in 2007, compared with 2006, PT Freeport Indonesia’s unit depreciation rate increased in 2007. Because certain assets are depreciated on a straight-line basis, the unit rate varies with the level of copper production and sales. Additionally, changes to the long-range mine plan that impacts Grasberg open-pit reserves will impact unit rates.

Assuming average copper prices of $3.00 per pound and average gold prices of $800 per ounce for 2008 and achievement of current 2008 sales estimates, PT Freeport Indonesia estimates that its annual 2008 unit net cash costs, including gold and silver credits, would approximate $0.80 per pound. Because the majority of PT Freeport Indonesia’s costs are fixed, unit costs vary with the volumes sold and the price of gold, and are, therefore, currently projected to be higher during 2008, compared with 2007, primarily because of lower projected gold sales volumes.

2006 Compared with 2005. Higher unit site production and delivery costs in 2006, compared with 2005, primarily reflected lower sales volumes resulting from mine sequencing in the Grasberg open pit, higher input costs (including energy) and the impact of adopting EITF 04-6 (refer to “New Accounting Standards” and Note 1 for further discussion of EITF 04-6). For 2005, unit costs benefited from the deferral of stripping costs totaling $0.05 per pound.

Gold and silver credits increased in 2006, compared with 2005, primarily reflecting lower copper sales volumes and higher average realized gold prices. Additionally, PT Freeport Indonesia had higher treatment charges in 2006, compared with 2005, primarily because of higher market rates and higher copper prices, including the effects of price participation under our concentrate sales agreements, and higher royalties because of higher copper and gold prices.

Other Mining Matters

Africa.  We hold an effective 57.75 percent interest in the Tenke Fungurume copper/cobalt mining concessions in the Katanga province of the DRC and are the operator of the project. FCX is responsible for funding 70 percent of project development costs and, at our joint venture partner’s election, is also responsible for financing our partner’s share of project overruns of more than 25 percent of the feasibility study cost estimates.

The total capital investment for this project is currently estimated at approximately $900 million, with approximately 35 percent incurred as of December 31, 2007 (including amounts incurred prior to the acquisition of Phelps Dodge). Capital cost estimates will continue to be reviewed as engineering and construction activities progress.

The initial project at Tenke Fungurume is based on initial ore reserve estimates of approximately 100 million metric tons with ore grades of 2.3 percent copper and 0.3 percent cobalt. Operations are expected to commence during 2009, with average annual production of approximately 250 million pounds of copper and approximately 18 million pounds of cobalt.

In February 2008, we received a letter from the Ministry of Mines, Government of the DRC, seeking our comment on proposed material modifications to our mining contract for the Tenke Fungurume concession, including the amount of transfer payments payable to the government, the government’s percentage ownership and involvement in the management of the mine, regularization of certain matters under Congolese law and the implementation of social plans. Our mining contract was negotiated transparently and approved by the Government of the DRC following extended negotiations, and we believe it complies with Congolese law and is enforceable without modifications.  We are currently working cooperatively with the Ministry of Mines to resolve these matters while contining with our project development activities.

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

Cerro Verde has provided a variety of community support projects over the years. During 2006, as a result of discussions with local mayors in the Arequipa region, Cerro Verde agreed to design domestic water and sewage treatment plants for the benefit of the region. These facilities are being designed in a modular fashion so that initial installations can be readily expanded in the future. The cost associated with the construction of these facilities is currently under review; however, the costs associated with the first phase of construction of the facilities will be split evenly between Cerro Verde and the local municipalities and is currently estimated at $80 million ($40 million for Cerro Verde’s share, which has been recorded as a current liability in our consolidated balance sheets).

During 2006, the Peruvian government announced that all mining companies operating in Peru will make annual contributions to local development funds for a five-year period. The contribution is equal to 3.75 percent of after-tax profits, of which 2.75 percent is contributed to a local mining fund and 1.00 percent to a regional mining fund. As the contribution program was being established, Cerro Verde negotiated an agreement that allowed a credit against contributions to the local mining fund for Cerro Verde’s contributions made to the Arequipa region for construction of local water and sewage treatment facilities. During third-quarter 2007, the agreement with the government was modified to exclude this credit. Accordingly, we recorded a $33 million charge to production and delivery costs in third-quarter 2007, which included the additional liability associated with the local mining fund contributions. At December 31, 2007, Cerro Verde’s liability associated with the local mining fund contributions totaled $49 million, which is recorded as a current liability in our consolidated balance sheets.

PROVEN AND PROBABLE RESERVES

Recoverable proven and probable reserves are estimated metal quantities from which we expect to be paid after application of estimated metallurgical recovery rates and smelter recovery rates, where applicable. Recoverable reserves are that part of a mineral deposit which we estimate can be economically and legally extracted or produced at the time of the reserve determination. FCX’s estimated consolidated recoverable reserves include 93.2 billion pounds of copper, 41.0 million ounces of gold, 2.0 billion pounds of molybdenum, 230.9 million ounces of silver and 0.6 billion pounds of cobalt. Estimated recoverable reserves were assessed using long-term average prices of $1.20 per pound for copper, $450 per ounce for gold and $6.50 per pound for molybdenum, compared with our 2006 assumptions of $1.00 per pound for copper and $400 per ounce for gold, and Phelps Dodge’s 2006 assumptions of $1.05 per pound for copper and $5.00 per pound for molybdenum. The London spot metal prices for the past three years averaged $2.65 per pound for copper and $582 per ounce for gold, and the Metals Week Molybdenum Dealer Oxide price averaged $28.90 per pound for molybdenum.

Following provides a summary, by geographic region, of our estimated recoverable proven and probable copper, gold and molybdenum reserves at December 31, 2007:

	Copper	Gold	Molybdenum
	(billion	(million	(billion
	pounds)	ounces)	pounds)
North America	25.8	0.2	1.8
South America	26.0	1.4	0.2
Indonesia	37.1	39.4	–
Africa	4.3	–	–
Consolidated basis[a]	93.2	41.0	2.0
Net equity interest[b]	77.0	37.0	1.9

a.
Consolidated basis reserves represent estimated metal quantities after reductions for joint venture partner interests at the Morenci mine in North America and at the Grasberg mining complex in Indonesia.

b.	Net equity interest represents our net ownership interest (i.e., estimated consolidated reserves further reduced for minority interests).

Net additions to recoverable copper reserves totaled approximately 2.3 billion pounds at our North American mines and approximately 1.8 billion pounds at our South American mines primarily because of higher price assumptions, partly offset by increased costs. These additions were partly offset by reductions of approximately 0.7 billion pounds at our Indonesian mining operations primarily because the Dom ore body was reclassified as mineralized material following an updated risk assessment of the Dom's proximity to the mill complex and updates to the long-term mine plans for the underground ore body. Following provides a rollforward of the changes in our estimated recoverable proven and probable copper, gold and molybdenum reserves for 2007:

	Copper	Gold	Molybdenum
	(billion	(million	(billion
	pounds)	ounces)	pounds)
Reserves at December 31, 2006[a]	93.6	42.5	2.0
Net additions/revisions	3.5	0.8	0.1
Production	(3.9)	(2.3)	(0.1)
Reserves at December 31, 2007	93.2	41.0	2.0

a.	Includes Phelps Dodge reserves prior to the acquisition.

Refer to Note 19 for further details of estimated recoverable reserves.

EXPLORATION ACTIVITIES

We are conducting exploration activities near our existing mines and in other high potential areas around the world. Aggregate exploration expenditures in 2007 totaled $119 million, and are expected to approximate $175 million in 2008.

Our exploration efforts in North America include drilling of the Lone Star deposit located approximately four miles from the ore body within the Safford district, as well as targets in the Morenci and Bagdad districts, and near the Henderson molybdenum ore body. In South America, exploration is ongoing in and around the Cerro Verde, Candelaria and Ojos del Salado deposits. In Africa, we are actively pursuing targets outside of the area of initial development at Tenke Fungurume. The number of drill rigs operating on these and other programs near our mine sites has increased from 26 at the end of March 2007 to 55 at year end 2007.

PT Freeport Indonesia’s exploration efforts in Indonesia include testing extensions of the Deep Grasberg and Kucing Liar mine complex and evaluating targets in the area between the Ertsberg East and Grasberg mineral systems from the new Common Infrastructure tunnels. Initial drill results from the Common Infrastructure tunnel are positive and additional drilling is in process. We continue efforts to resume exploration activities in certain prospective areas in Papua, outside Block A (the Grasberg contract area).

ATLANTIC COPPER SMELTING & REFINING

Our investment in smelters serves an important role in our concentrate marketing strategy. PT Freeport Indonesia generally sells, under long-term contracts, approximately one-half of its concentrate production to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder to other customers. Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and income to Atlantic Copper and PT Smelting. Through downstream integration, we are assured placement of a significant portion of PT Freeport Indonesia’s concentrate production. Smelting and refining charges consist of a base rate and, in certain contracts, price participation based on copper prices. Higher treatment and refining charges benefit our smelter operations at Atlantic Copper and adversely affect our mining operations in Indonesia and South America. North American mining operations are not significantly affected by changes in treatment and refining charges because these operations are fully integrated.

Atlantic Copper has a labor contract covering certain employees, which expired in December 2007. The contract has been provisionally extended and is currently being renegotiated.

The following discussion of Atlantic Copper’s operations covers the years ended December 31, 2007, 2006 and 2005:
	Years Ended December 31,
	2007	2006	2005
Gross profit	$23	$90	$46
Add depreciation and amortization expense	36	33	29
Other	1	–	3
Cash margin	$60	$123	$78

Operating income	$3	$74	$35
Concentrate and scrap treated (thousands of metric tons)	952	954	975
Anodes production (millions of pounds)	565	581	627
Treatment rates per pound	$0.27	$0.33	$0.23
Cathodes sales (millions of pounds)	555	529	549
Gold sales in anodes and slimes (thousands of ounces)	663	667	543

2007 Compared with 2006. In June 2007, Atlantic Copper successfully completed a scheduled 23-day maintenance turnaround, which had a $26 million impact on production and delivery costs in 2007, including the impact of lower volumes. Major maintenance turnarounds typically occur every 12 years for Atlantic Copper, with significantly shorter term maintenance turnarounds in the interim. The next maintenance activity at Atlantic Copper is scheduled for 2011.

Atlantic Copper’s operating cash margin was $60 million in 2007, compared with $123 million in 2006, and operating income was $3 million in 2007, compared with $74 million in 2006. The reduction in Atlantic Copper’s operating cash margin and operating income in 2007 reflected (i) the impact of the scheduled maintenance turnaround completed in June 2007, (ii) lower treatment rates and (iii) higher operating costs resulting from a stronger Euro and increased energy costs.

Atlantic Copper’s treatment charges, including price participation, which are what PT Freeport Indonesia and third parties pay Atlantic Copper to smelt and refine concentrates, averaged $0.27 per pound in 2007, compared with $0.33 per pound for 2006. Market treatment rates have been volatile in recent years. After experiencing increases in prior years, rates began declining in 2006 as a result of limited concentrate availability. Assuming average copper prices of $3.00 per pound for 2008, we expect these rates to average approximately $0.19 per pound in 2008.

We defer recognizing profits on PT Freeport Indonesia’s sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until the final sales to third parties occur. Changes in these net deferrals resulted in an addition to operating income totaling $15 million ($8 million to net income or $0.02 per share) in 2007, compared with $32 million ($17 million to net income or $0.08 per share) in 2006. At December 31, 2007, our net deferred profits on PT Freeport Indonesia concentrate inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and minority interests totaled $93 million. Assuming average copper prices of $3.00 per pound and gold prices of $800 per ounce for 2008 and current shipping schedules, we estimate the net change in deferred profits on intercompany sales will result in an increase to net income of approximately $40 million in first-quarter 2008. The actual change in deferred intercompany profits may differ substantially from this estimate because of changes in the timing of shipments to affiliated smelters and metal prices.

2006 Compared with 2005. Atlantic Copper’s operating cash margin was $123 million in 2006, compared with $78 million in 2005, and operating income was $74 million in 2006, compared with $35 million in 2005. The positive results in 2006 primarily reflected higher treatment charges, partially offset by higher unit costs.

Atlantic Copper’s treatment charges averaged $0.33 per pound in 2006, compared with $0.23 per pound in 2005, reflecting higher market rates and price participation under the terms of Atlantic Copper’s concentrate purchase and sales agreements.

DISCONTINUED OPERATIONS

On October 31, 2007, we completed the sale of PDIC, our international wire and cable business, for $735 million. Income from discontinued operations totaled $35 million in 2007, after taxes and transaction costs related to the sale. The transaction generated after-tax proceeds of approximately $650 million (net proceeds of $597 million after taxes, transaction-related costs and PDIC cash). As a result of the sale, the operating results of PDIC have been removed from continuing operations and reported as discontinued operations in the consolidated statements of income. Although not separately identified in the consolidated statements of cash flows, operating cash flows from discontinued operations for the period March 20, 2007, through December 31, 2007, totaled $48 million. The absence of PDIC cash flows is not expected to have a material impact on operating results or cash flows in future periods.

Refer to Note 4 for further discussion of discontinued operations.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our production levels, production costs, cash payments for income taxes and interest, other working capital changes and other factors. Based on current mine plans and subject to future copper, gold and molybdenum prices, we expect to generate cash flows during 2008 significantly greater than our budgeted capital expenditures, scheduled debt maturities, minority interest distributions, dividends and other cash requirements.

Following the significant increase in our debt associated with the acquisition of Phelps Dodge, we placed a high priority on debt reduction and achieved meaningful debt reductions since the acquisition. During 2007, we fully repaid the original $10.0 billion in term loan borrowings under the $11.5 billion senior credit facility using a combination of equity proceeds and internally generated cash flows (refer to “Financing Activities” for further discussion).

Cash and Cash Equivalents
At December 31, 2007, we had consolidated cash and cash equivalents of $1.6 billion. The following table reflects the U.S. and international components of consolidated cash and cash equivalents for the years ended December 31, 2007 and 2006 (in billions):

	December 31,
	2007	2006
Cash from U.S. operations	$0.1	$–
Cash from international operations	1.5	0.9
Total consolidated cash and cash equivalents	1.6	0.9
Less: minority interests’ share	(0.3)	–
Cash, net of minority interests’ share	1.3	0.9
Withholding taxes if distributed[a]	(0.2)	(0.1)
Net cash available to FCX	$1.1	$0.8

a.	Cash at our international operations is subject to foreign withholding taxes of up to 22 percent upon repatriation into the U.S.

Operating Activities
We generated operating cash flows totaling $6.2 billion for 2007, including $1.1 billion from working capital sources, compared with $1.9 billion for 2006, net of $114 million used for working capital. Operating cash flows for 2007 included $4.1 billion of additional cash flows from Phelps Dodge’s operations beginning March 20, 2007, and also benefited from higher metals prices.

Net cash provided by operating activities totaled $1.9 billion for 2006, net of $114 million used for working capital, compared with $1.6 billion for 2005, including $179 million from working capital sources. Operating cash flows for 2006 benefited from higher net income primarily associated with higher metals prices.

Operating activities are expected to generate positive cash flows for the foreseeable future based on anticipated operating results and metal prices. Based on estimated sales volumes for 2008 (refer to “Outlook”) and assuming average prices of $3.00 per pound of copper, $800 per ounce of gold and $30 per pound of molybdenum for 2008, operating cash flows would approximate $5 billion, which is net of approximately $800 million for working capital uses, including the $598 million payment made in January 2008 to settle the 2007 copper price protection program. In the first half of 2008, we will use a portion of our $1.5 billion revolving credit facilities primarily because of significant working capital requirements, which we expect to repay in the second half of 2008. Using flat pricing assumptions for the year, second-half 2008 operating cash flows would be significantly higher than the first half.

Investing Activities
On March 19, 2007, we issued 136.9 million shares of common stock and paid $13.9 billion (net of cash acquired) to acquire Phelps Dodge (refer to Note 2 for further discussion).

Capital expenditures, including capitalized interest, totaled $1.8 billion for 2007, compared with $251 million for 2006 and $143 million for 2005. The increase in capital expenditures for 2007, compared with 2006 and 2005, primarily resulted from the addition of Phelps Dodge capital spending beginning March 20, 2007. For the period March 20, 2007, through December 31, 2007, capital expenditures from Phelps Dodge’s operations totaled $1.3 billion, including $345 million associated with the Safford project in Arizona and $218 million associated with the Tenke Fungurume project in the DRC. Also included in capital expenditures for 2007 was $101 million for development expenditures at Big Gossan and $58 million for infrastructure required for the development of the underground Grasberg ore body.

During 2006, capital expenditures in Indonesia included $56 million for Big Gossan, $23 million for the Grasberg underground ore body, $17 million for the DOZ expansion and $9 million for the Common Infrastructure project. During 2005, capital expenditures included $19 million for the Common Infrastructure project and $16 million for the DOZ expansion.

Capital expenditures, including $1.3 billion for major projects, are expected to approximate $2.4 billion for 2008, and average $1.8 billion per year over the next three years. Following is a summary of expected capital expenditures in 2008 associated with major projects:

Tenke Fungurume mine development	$500
Climax molybdenum mine restart	250
Incremental expansions[a]	185
Big Gossan mine development	160
El Abra sulfide mine	70
Other major projects	135
$1,300

a.
We are continuing to evaluate expansion opportunities associated with existing ore bodies. As an initial step, we are pursuing incremental expansions at Morenci, Sierrita, Bagdad and Cerro Verde. The projects will require a capital investment of approximately $400 million and are expected to provide incremental production ramping up to over 200 million pounds of copper and 7 million pounds of molybdenum by 2011. Detailed engineering for these projects is under way.

Capital costs have been affected by the prices of input costs, including energy, equipment, materials and supplies, and labor.  We will continue to update our capital cost estimates as engineering and construction activities progress on our major projects.

During 2007, we received net proceeds of $597 million associated with the sale of PDIC (refer to Note 4 for further discussion), and also received proceeds from the sales of assets totaling $260 million primarily related to sales of marketable securities.

Financing Activities
At December 31, 2007, we had $7.2 billion in debt, including $6.0 billion in acquisition debt, $0.8 billion of debt assumed in the Phelps Dodge acquisition and $0.4 billion of previously existing debt. In connection with financing the acquisition of Phelps Dodge, we used $2.5 billion of available cash (including cash acquired from Phelps Dodge) and funded the remainder with term loan borrowings totaling $10.0 billion under a new $11.5 billion senior credit facility and from the offering of $6.0 billion in senior notes (which generated net proceeds of $5.9 billion).

Following the close of the acquisition and in accordance with our plan to reduce debt, during 2007, we fully repaid the $10.0 billion in term loans (including incremental borrowings and payments of approximately $2.5 billion) using a combination of equity proceeds and internally generated cash flows. The equity transactions included the sale of 47.15 million shares of common stock at $61.25 per share for net proceeds of $2.8 billion and 28.75 million shares of 6¾% Mandatory Convertible Preferred Stock for net proceeds of $2.8 billion. In addition to repaying the term loans, we had net repayments of other debt totaling $325 million in 2007.

During 2006, we had a net reduction to debt of $576 million, including the following transactions:

•	$317 million for the completion of a tender offer and privately negotiated transactions to induce conversion of our 7% Convertible Senior Notes into FCX common stock.

•	$167 million for the mandatory redemption of our Gold-Denominated Preferred Stock, Series II.

•	$13 million for the final mandatory redemption of our Silver-Denominated Preferred Stock.

•	$11 million for open-market purchases of our 10⅛% Senior Notes.

During 2005, we had a net reduction to debt of $696 million, including the following transactions:

•	$251 million for privately negotiated transactions to induce conversion of a portion of our 7% Convertible Senior Notes into FCX common stock.

•	$231 million for open-market purchases, including (i) $216 million of our 10⅛% Senior Notes, (ii) $11 million of our 7.50% Senior Notes and (iii) $4 million of our 7.20% Senior Notes.

•	$187 million to prepay certain bank debt.

•	The partial mandatory redemption of $13 million of our Silver-Denominated Preferred Stock.

Following the debt repayments during 2007, we have $31 million in debt maturities for 2008 and $212 million for the three-year period of 2009 through 2011.

In February 2008, we purchased, in an open market transaction, $33 million of the 9.5% Senior Notes for $46 million, which will result in a net charge of $6 million ($5 million to net income) in first-quarter 2008.

We have $1.5 billion in revolving credit facilities due in March 2012. The revolving credit facilities are composed of (i) a $1.0 billion revolving credit facility available to FCX and (ii) a $0.5 billion revolving credit facility available to both FCX and PT Freeport Indonesia. The facility available to FCX and PT Freeport Indonesia represents an amendment to the FCX and PT Freeport Indonesia revolver that was scheduled to mature in 2009. Effective February 19, 2008, interest on the revolving credit facilities accrues at the London Interbank Offered Rate (LIBOR) plus 0.75 percent, subject to an increase or decrease in the interest rate margin based on the credit ratings assigned by Standard and Poor’s Rating Services and Moody’s Investor Services. At December 31, 2007, no amounts were outstanding under the revolving credit facilities; however, we have drawn on these facilities in 2008 to cover certain working capital requirements, which we expect to repay in the second half of 2008. At February 22, 2008, we had $471 million of borrowings and $62 million of letters of credit issued under the facilities, resulting in total availability of $967 million under the facilities.

In December 2007, our Board of Directors approved a new open market share purchase program for up to 20 million shares. As of February 22, 2008, no shares have been purchased under this program. The timing of future purchases of our common stock is dependent on many factors, including the price of our common shares, our operating results, cash flows and financial position, copper, gold and molybdenum prices, and general economic and market conditions. This program replaces our previous open market share purchase program that was approved in 2003 for up to 20 million shares and under which we acquired 2.0 million shares for $100 million ($49.94 per share average) in 2006 and 2.4 million shares for $80 million ($33.83 per share average) in 2005.

In February 2003, our Board of Directors authorized an annual cash dividend on our common stock of $0.36 per share, and authorized increases in the annual cash dividend in October 2003 to $0.80 per share, in October 2004 to $1.00 per share and in November 2005 to $1.25 per share. In December 2007, our Board of Directors increased our annual cash dividend on our common stock to its current rate of $1.75 per share, which is declared and paid at a quarterly rate of $0.4375 per share beginning in February 2008.

Additionally, since December 2004, we have paid eight supplemental dividends totaling $995 million ($5.25 per share). In 2007, common stock dividends paid totaled $421 million ($1.25 per share). In 2006, common stock dividends paid totaled $916 million ($4.75 per share), including four supplemental dividends totaling $678 million ($3.50 per share). In 2005, common stock dividends paid totaled $453 million ($2.50 per share), including three supplemental dividends totaling $272 million ($1.50 per share).

Based on outstanding common shares on December 31, 2007, our annual common stock dividend totals approximately $670 million. On December 27, 2007, FCX declared a regular quarterly dividend, which was paid on February 1, 2008, to common shareholders of record at the close of business on January 15, 2008. The declaration and payment of dividends is at the discretion of our Board of Directors. The amount of our current quarterly cash dividend on our common stock and possible payment of additional future supplemental cash dividends will be dependent upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

In 2007, preferred stock dividends paid totaled $175 million representing dividends on our 5½% Convertible Perpetual Preferred Stock and 6¾% Mandatory Convertible Preferred Stock. In both 2006 and 2005, preferred stock dividends totaled approximately $61 million representing dividends on our 5½% Convertible Perpetual Preferred Stock.

Each share of our 5½% Convertible Perpetual Preferred Stock was initially convertible into 18.8019 shares of our common stock. The conversion rate is adjustable upon the occurrence of certain events, including any quarter that our common stock dividend exceeds $0.20 per share. As a result of the quarterly and supplemental common stock dividends paid through February 1, 2008, each share of preferred stock is now convertible into 21.2924 shares of FCX common stock, or an aggregate of approximately 23.4 million shares of FCX common stock. Beginning March 30, 2009, we may redeem shares of the 5½% Convertible Perpetual Preferred Stock by paying cash, our common stock or any combination thereof for $1,000 per share plus unpaid dividends, but only if our common stock has exceeded 130 percent of the conversion price for at least 20 trading days within a period of 30 consecutive trading days immediately preceding the notice of redemption. On December 27, 2007, FCX declared a regular quarterly dividend of $13.75 per share of FCX’s 5½% Convertible Perpetual Preferred Stock, which was paid on February 1, 2008, to shareholders of record at the close of business on January 15, 2008.

In March 2007, we sold 28.75 million shares of 6¾% Mandatory Convertible Preferred Stock, which will automatically convert on May 1, 2010, into between approximately 39 million and 47 million shares of FCX common stock. The conversion rate is adjustable upon the occurrence of certain events, including any quarter that our common stock dividend exceeds $0.3125 per share. However, adjustments that do not exceed one percent are carried forward and must be made no later than August of each year. For this reason, no adjustment was required to be made as a result of the quarterly common stock dividend paid on February 1, 2008. Holders may elect to convert at any time prior to May 1, 2010, at a conversion rate equal to 1.3605 shares of common stock for each share of 6¾% Mandatory Convertible Preferred Stock. On December 27, 2007, FCX declared a regular quarterly dividend of $1.6875 per share of FCX’s 6¾% Mandatory Convertible Preferred Stock, which was paid on February 1, 2008, to shareholders of record at the close of business on January 15, 2008.

Annual preferred stock dividends on our 5½% Convertible Perpetual Preferred Stock and 6¾% Mandatory Convertible Preferred Stock total approximately $255 million.

Cash dividends paid to minority interests in 2007 totaled $967 million reflecting dividends paid to the minority interest owners of PT Freeport Indonesia and our South America mines, including $288 million for the minority partners’ share of the dividend paid by Cerro Verde in December 2007. Cash dividends of $161 million in 2006 and $125 million in 2005 primarily reflect dividends paid to the minority interest owners of PT Freeport Indonesia.

We have restricted payment covenants in our $1.5 billion senior revolving credit facilities and the $6.0 billion in senior notes used to finance the acquisition of Phelps Dodge, and also in our 6⅞% Senior Notes. The amount available for dividend payments, purchases of our common stock and other restricted payments as of December 31, 2007, was approximately $5.1 billion under the $1.5 billion senior revolving credit facilities, approximately $8.4 billion under the $6.0 billion in senior notes and approximately $7.4 billion under the 6⅞% Senior Notes.

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

Below is a summary of our total debt maturities at December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter
Equipment loans and other	$31	$49	$22	$22	$74	$85
Senior Notes	–	–	–	119	–	6,809
	$31	$49	$22	$141	$74	$6,894

In addition to debt maturities shown above, we have other contractual obligations, which we expect to fund with projected operating cash flows, available credit facilities or future financing transactions, if necessary. A summary of these various obligations at December 31, 2007, follows:

		Less Than	Years	Years
	Total	1 Year	2 - 3	4 - 5	Thereafter
Scheduled interest payment obligations[a]	$5,399	$580	$1,158	$1,138	$2,523
Reclamation and environmental obligations[b]	8,826	249	533	421	7,623
Take-or-pay contracts[c]	2,286	1,536	542	184	24
Operating lease obligations	103	26	45	30	2
Atlantic Copper obligation to insurance company[d]	95	11	21	21	42
PT Freeport Indonesia mine closure and reclamation fund[e]	19	1	1	1	16
Total contractual cash obligations[f]	$16,728	$2,403	$2,300	$1,795	$10,230

a.	Scheduled interest payment obligations were calculated using stated coupon rates for fixed-rate debt and interest rates applicable at December 31, 2007, for variable-rate debt.

b.
Represents estimated cash payments, on an escalated basis, associated with reclamation and environmental activities. The timing and the amount of these payments could change as a result of changes in regulatory requirements, changes in scope and costs of reclamation activities and as actual spending occurs.  Refer to Note 15 for additional discussion of environmental and reclamation matters.

c.
Represents contractual obligations for purchases of goods or services that are defined by us as agreements that are enforceable and legally binding and that specify all significant terms.  Take-or-pay contracts primarily comprise the procurement of copper concentrates and cathodes ($1.7 billion) and transportation ($270 million).  Some of our take-or-pay contracts are settled based on the prevailing market rate for the service or commodity purchased, and in some cases, the amount of the actual obligation may change over time because of market conditions.  Obligations for copper concentrates and cathodes provide for deliveries of specified volumes, at market-based prices, to Atlantic Copper and the North American mining sales company.  Transportation obligations are primarily for South American contracted ocean freight rates and for North American natural gas transportation.

d.
In August 2002, Atlantic Copper complied with Spanish legislation by agreeing to fund 7.2 million euros annually for 15 years to an approved insurance company for an estimated 72 million euro contractual obligation to supplement amounts paid to certain retired employees. Atlantic Copper had $72 million recorded for this obligation at December 31, 2007.

e.
Represents PT Freeport Indonesia’s commitments to contribute amounts to a cash fund designed to accumulate at least $100 million by the end of our Indonesian mining activities to pay for mine closure and reclamation.

f.
This table excludes certain other obligations in our consolidated balance sheets, including estimated funding for pension obligations as the funding may vary from year-to-year based on changes in the fair value of plan assets and actuarial assumptions and Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), liabilities totaling $115 million that relate to unrecognized tax benefits where the timing of settlement is not determinable. This table also excludes purchase orders for the purchase of inventory and other goods and services that represent contractual obligations, as purchase orders typically represent authorizations to purchase rather than binding agreements.

In addition to the debt maturities and other contractual obligations shown above, we have other commitments, which we expect to fund with projected operating cash flows, available credit facilities or future financing transactions, if necessary. These include (i) PT Freeport Indonesia’s commitment to provide one percent of its annual revenue for development of the local people in its area of operations through the Freeport Partnership Fund for Community Development, (ii) Cerro Verde’s local mining fund contributions equal to 3.75 percent of after-tax profits and (iii) other commercial commitments, including standby letters of credit, surety bonds and guarantees (refer to Notes 15 and 16 for further discussion).

HEDGING ACTIVITIES

In connection with the acquisition of Phelps Dodge, we acquired certain derivative instruments entered into by Phelps Dodge. The most significant of these derivatives are the 2007 zero-premium copper collars (consisting of both put and call options) and copper put options that matured on December 31, 2007 (refer to Note 17). These derivative instruments did not qualify for hedge accounting and were adjusted to fair market value based on the forward price curve and implied volatility as of the last day of the respective reporting period, with the gain or loss recorded in revenues.

The zero-premium copper collars covered approximately 486 million pounds of 2007 copper sales. Mark-to-market accounting adjustments on these contracts resulted in charges to revenues totaling $175 million ($106 million to net income or $0.27 per share) from March 20, 2007, through December 31, 2007. The 2007 zero-premium copper collar price protection program matured on December 31, 2007, and in January 2008, we paid $598 million to settle the program. We also had in place copper put options at a strike price of $0.95 per pound for approximately 730 million pounds of 2007 copper sales, which expired on December 31, 2007, without settlement. FCX does not currently intend to enter into similar hedging programs in the future.

ENVIRONMENTAL AND RECLAMATION MATTERS

Environmental
In the U.S., we are subject to stringent federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. We also are subject to potential liabilities arising under CERCLA or similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment, including damages to natural resources.

Phelps Dodge and many of its affiliates and predecessor companies have been involved in mining, milling and manufacturing in the U.S. for more than a century. Activities that occurred in the late 19th century and the 20th century prior to the advent of modern environmental laws were not subject to environmental regulation and were conducted before American industrial companies understood the long-term effects of their operations on the surrounding environment. With the passage of CERCLA in 1980, companies like Phelps Dodge became legally responsible for environmental remediation on properties previously owned or operated by them, irrespective of when the damage to the environment occurred or who caused it. That liability is often shared on a joint and several basis with all other owners and operators, meaning that each owner or operator of the property is fully responsible for the clean-up, although in many cases, some or all other historical owners or operators no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of our acquisition of Phelps Dodge, many of the subsidiary companies we now own are responsible for a wide variety of environmental remediation projects throughout the U.S., and we expect to spend substantial sums annually for many years to address those remediation issues. Various of our subsidiaries previously have been advised by the U.S. Environmental Protection Agency, the Department of the Interior, the Department of Agriculture and several state agencies that, under CERCLA or similar state laws and regulations, they may be liable for costs of responding to environmental conditions at a number of sites that have been or are being investigated to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns.

At the acquisition date, Phelps Dodge’s historical environmental obligations of $385 million were based on accounting guidance provided by SFAS No. 5, “Accounting for Contingencies,” and American Institute of Certified Public Accountants Statement of Position (SOP) 96-1, “Environmental Remediation Liabilities,” which require that an estimated loss be recorded for a loss contingency if, prior to the issuance of the financial statements, it is probable that a liability had been incurred and the amount of loss can be reasonably estimated. Amounts recorded under this guidance are generally not considered fair value. FCX has an environmental and legal group dedicated to the ongoing review and monitoring of environmental remediation sites. At the acquisition date, the largest environmental remediation sites assumed were undergoing studies to evaluate the extent of the environmental damage and the available remedies. Advancement of these studies and consideration of alternative remedies and cost sharing arrangements resulted in our calculation of the estimated fair values being approximately $900 million greater than the historical Phelps Dodge estimates.  In accordance with the purchase method of accounting we have recorded the assumed environmental obligations at their estimated fair values of approximately $1.3 billion. Significant work is expected to be completed in the next several years to remediate these sites. After the allocation of the purchase price associated with the Phelps Dodge acquisition is finalized in first-quarter of 2008, future estimates of environmental obligations will be recorded in accordance with SFAS No. 5 and SOP 96-1. Significant adjustments to these reserves could occur in the future.

In 2005, PT Freeport Indonesia agreed to participate in the Government of Indonesia’s PROPER program. In March 2006, the Indonesian Ministry of Environment announced the preliminary results of its PROPER environmental management audit, acknowledging the effectiveness of PT Freeport Indonesia’s environmental management practices in some areas while making several suggestions for improvement in others. We are working with the Ministry of Environment to address the issues raised as we complete the audit process.

In connection with obtaining our environmental approvals from the Indonesian government, we committed to perform a one-time environmental risk assessment on the impacts of our tailings management plan. We completed this extensive environmental risk assessment with more than 90 scientific studies conducted over four years and submitted it to the Indonesian government in December 2002. We developed the risk assessment study with input from an independent review panel, which included representatives from the Indonesian government, academia and non-governmental organizations. The risks that we identified during this process were in line with our impact projections of the tailings management program contained in our environmental approval documents.

The cost of complying with environmental laws is a fundamental cost of our business. In 2007, we incurred aggregate environmental capital expenditures and other environmental costs (including our joint venture partners’ shares) of $320 million, including $228 million incurred since March 20, 2007, related to the acquired Phelps Dodge operations, for programs to comply with applicable environmental laws and regulations that affect our operations. Aggregate environmental capital expenditures and other environmental costs totaled $63 million in 2006 and $44 million in 2005. In 2008, we expect to incur approximately $520 million of aggregate environmental capital expenditures and other environmental costs, which are part of our overall 2008 operating budget. The increase in projected 2008 amounts, compared with 2007, primarily relates to ongoing environmental compliance and related capital costs, plus increased expenditures on accelerated reclamation and remediation activities.

Refer to Note 15 for additional information on significant environmental matters.

Asset Retirement Obligations
We recognize asset retirement obligations (AROs) as liabilities when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. Reclamation costs for future disturbances are recorded as an ARO in the period of disturbance. Our cost estimates are reflected on a third-party cost basis and comply with our legal obligation to retire tangible, long-lived assets as defined by SFAS No. 143. Refer to Note 1 for further discussion of our accounting policy for reclamation and closure costs.

At December 31, 2007, we had $728 million recorded for AROs in current and long-term liabilities on the consolidated balance sheets. ARO costs may increase or decrease significantly in the future as a result of changes in regulations, engineering designs and technology, permit modifications or updates, mine plans, cost of inflation or other factors and as actual reclamation spending occurs. ARO activities and expenditures generally are made over an extended period of time commencing near the end of the mine life; however, certain reclamation activities could be accelerated if required, or if they are determined to be economically beneficial.

Legal requirements in New Mexico, Arizona and Colorado’s require financial assurance to be provided for the estimated costs of reclamation and closure, including groundwater quality protection programs. We have satisfied financial assurance requirements by using a variety of mechanisms, such as third-party performance guarantees, financial capability demonstrations, trust funds, surety bonds, letters of credit and collateral. The applicable regulatory requirements provide financial strength tests to support third-party performance guarantees and financial capability demonstrations, which are designed to confirm a company’s or third-party guarantor’s financial capability to fund future estimated reclamation and closure costs. The amount of financial assurance FCX is required to provide will vary with changes in laws, regulations and reclamation and closure cost estimates. At December 31, 2007, we had trust assets totaling $544 million that are designated for funding global reclamation and remediation activities, of which $106 million is legally restricted to fund a portion of our AROs for Chino, Tyrone and Cobre as required by New Mexico regulatory authorities.

Additionally, in 1996, PT Freeport Indonesia began contributing to a cash fund ($10 million balance at December 31, 2007) designed to accumulate at least $100 million (including interest) by the end of our Indonesian mining activities. We plan to use this fund, including accrued interest, to pay mine closure and reclamation costs. Any costs in excess of the $100 million fund would be funded by operational cash flow or other sources.

Refer to Note 15 for additional information on asset retirement obligations.

DISCLOSURES ABOUT MARKET RISKS

Commodity Price Risk
Our consolidated revenues include (i) PT Freeport Indonesia’s sale of copper concentrates, which also contain significant quantities of gold and silver, (ii) Atlantic Copper’s sale of copper anodes, copper cathodes and gold in anodes and slimes, and, (iii) beginning March 20, 2007, the sale of copper, gold, molybdenum and other metals and metal-related products by Phelps Dodge. Consolidated revenues, net income and cash flows vary significantly with fluctuations in the market prices of copper, gold and molybdenum, sales volumes and other factors. Based on projected sales volumes (excluding purchased copper and molybdenum) for the next two years and assuming an average price of $3.00 per pound of copper, $800 per ounce of gold and $25 per pound of molybdenum, the impact on our annual cash flow would approximate $575 million for each $0.20 per pound change in copper prices, $50 million for each $50 per ounce change in gold prices and $100 million for each $2 per pound change in molybdenum prices. Additionally, the impact on our annual net income would approximate $490 million for each $0.20 per pound change in copper prices, $45 million for each $50 per ounce change in gold prices and $100 million for each $2 per pound change in molybdenum prices.

Approximately two-thirds of our copper is sold in concentrate and cathodes and the remaining one-third is sold primarily as rod (principally from our North American operations). Substantially all of our concentrate sales contracts and some of our cathode sales contracts provide final copper pricing in a specified future period (generally one to four months from the shipment date) based on quoted LME or COMEX prices. We ultimately receive market prices based on prices in the specified future period; however, the accounting rules applied to these sales result in changes recorded to revenues until the specified future period. We record revenues and invoice customers at the time of shipment based on then-current LME or COMEX prices, which results in an embedded derivative on our provisional priced concentrate and cathode sales that are adjusted to fair value through earnings each period until the date of final pricing. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues during a quarter will benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced contracts entered into in prior periods; in times of falling copper prices, the opposite occurs. Consolidated revenues for 2007 include net additions for adjustments to the fair value of embedded copper derivatives in concentrate and cathode sales contracts of $115 million (net of an adjustment of $43 million related to the final pricing of sales entered into in the prior year), compared with net additions of $158 million in 2006 (including an adjustment of $132 million related to the final pricing of sales entered into in the prior year) and $176 million in 2005 (including an adjustment of $10 million related to the final pricing of sales entered into in the prior year).

At December 31, 2007, we had provisionally priced copper sales totaling 402 million pounds (net of minority interests) recorded at an average price of $3.02 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the December 31, 2007, pricing would have an approximate $27 million impact on our 2008 consolidated revenues ($14 million impact to consolidated net income).

On limited past occasions, in response to market conditions, we have entered into copper and gold price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. In connection with the acquisition of Phelps Dodge, we assumed the 2007 copper price protection program, which matured on December 31, 2007, and settled in January 2008 (refer to “Hedging Activities” and Note 17 for further discussion). FCX does not currently intend to enter into similar hedging programs in the future.

Foreign Currency Exchange Risk
The functional currency for most of our operations is the U.S. dollar. All of our revenues and a significant portion of our costs are denominated in U.S. dollars; however, some costs and certain assets and liability accounts are denominated in local currencies, including Indonesian rupiah, Australian dollars, Chilean pesos, Peruvian nuevo soles and euros. Generally, our results are positively affected when the U.S. dollar strengthens in relation to those foreign currencies and adversely affected when the U.S. dollar weakens in relation to those foreign currencies.

PT Freeport Indonesia’s labor costs are mostly rupiah denominated. One U.S. dollar was equivalent to 9,390 rupiah at December 31, 2007, 8,989 rupiah at December 31, 2006, and 9,825 rupiah at December 31, 2005. Based on estimated annual payments of 2.1 trillion rupiah for operating costs and an exchange rate of 9,390 rupiah to one U.S. dollar, a one-thousand-rupiah increase in the exchange rate would result in an approximate $22 million decrease in aggregate annual operating costs; and a one-thousand-rupiah decrease in the exchange rate would result in an approximate $27 million increase in annual operating costs.

Approximately 15 percent of PT Freeport Indonesia’s projected purchases of materials, supplies and services for 2008 are denominated in Australian dollars. One Australian dollar was equivalent to $0.88 at December 31, 2007, $0.79 at December 31, 2006, and $0.73 at December 31, 2005. Based on estimated annual payments of 270 million Australian dollars and an exchange rate of $0.88 to one Australian dollar, a $0.01 increase or decrease in the exchange rate would result in an approximate $3 million change in annual operating costs.

The majority of Atlantic Copper’s revenues are denominated in U.S. dollars; however, operating costs, other than concentrate purchases, and certain asset and liability accounts are denominated in euros. Atlantic Copper’s estimated annual euro payments total approximately 100 million euros. One euro was equivalent to $1.47 at December 31, 2007, $1.32 at December 31, 2006, and $1.18 at December 31, 2005. Based on estimated annual payments of approximately 100 million euros and an exchange rate of $1.47 to one euro, a $0.05 increase or decrease in the exchange rate would result in an approximate $5 million change in annual operating costs.

At our South American mining operations, labor costs and local supply costs are mostly denominated in the local currencies. One U.S. dollar was equivalent to 498 Chilean pesos and 3.05 Peruvian nuevo soles at December 31, 2007, 532 Chilean pesos and 3.20 Peruvian nuevo soles at December 31, 2006, and 514 Chilean pesos and 3.43 Peruvian nuevo soles at December 31, 2005. Based on estimated annual payments of 215 billion Chilean pesos for operating costs and an exchange rate of 498 Chilean pesos to one U.S. dollar, a ten-peso increase or decrease in the exchange rate would result in an approximate $9 million change in aggregate annual operating costs. Based on estimated annual payments of 425 million Peruvian nuevo soles for operating costs and an exchange rate of 3.05 Peruvian nuevo soles to one U.S. dollar, a 0.10 nuevo sol increase or decrease in the exchange rate would result in an approximate $5 million change in aggregate annual operating costs.

Interest Rate Risk
At December 31, 2007, we had total debt of $7.2 billion, of which approximately 18 percent was variable-rate debt with interest rates based on LIBOR or the Euro Interbank Offered Rate (EURIBOR). The table below presents average interest rates for our scheduled maturities of principal for our outstanding debt and the related fair values at December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Fair Value
Fixed-rate debt	$–	$–	$–	$119	$–	$5,809	$6,373
Average interest rate	–	–	–	8.7%	–	8.2%	8.2%

Variable-rate debt	$31	$49	$22	$22	$74	$1,085	$1,222
Average interest rate	6.8%	5.3%	6.9%	7.3%	6.1%	7.9%	7.6%

NEW ACCOUNTING STANDARDS

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 does not require any new fair value measurements under U.S. GAAP; rather this statement establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. On February 12, 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those years. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our financial reporting and disclosures.

Fair Value Option for Financial Assets and Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS No. 159 will have a material impact on our financial reporting and disclosures.

Business Combinations. In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). Under SFAS No. 141R, all business combinations will be accounted for under the acquisition method. SFAS No. 141R makes certain other changes to the accounting for business combinations, with the most significant changes as follows: (i) whether all or a partial interest is acquired, the acquirer will recognize the full value of assets acquired, liabilities assumed and noncontrolling interests; (ii) direct costs of a business combination will be charged to expense if they are not associated with issuing debt or equity securities; (iii) any contingent consideration will be recognized and measured at fair value on the acquisition date, with subsequent changes to the fair value recognized in earnings; and (iv) equity issued in consideration for a business combination will be measured at fair value as of the acquisition date. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Early adoption is prohibited.

Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” which clarifies that noncontrolling interests (minority interests) are to be treated as a separate component of equity and any changes in the ownership interest (in which control is retained) are to be accounted for as capital transactions. However, a change in ownership of a consolidated subsidiary that results in a loss of control would be considered a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 also provides additional disclosure requirements for each reporting period. SFAS No. 160 applies to fiscal years beginning on or after December 15, 2008, with early adoption prohibited. This statement is required to be adopted prospectively, except for the following provisions, which are expected to be applied retrospectively: (i) the reclassification of noncontrolling interests to equity in the consolidated balance sheets and (ii) the adjustment to consolidated net income to include net income attributable to both the controlling and noncontrolling interests.

PRODUCT REVENUES AND PRODUCTION COSTS

Unit net cash cost per pound of copper and molybdenum are measures intended to provide investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for the respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

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

In both the by-product and the co-product method calculations below, we show adjustments to copper revenues for prior period open sales as separate line items. Because the copper pricing adjustments do not result from current period sales, we have reflected these separately from revenues on current period sales. Noncash and nonrecurring costs consist of items such as stock-based compensation costs, write-offs of equipment or unusual charges. They are removed from site production and delivery costs in the calculation of unit net cash costs. In addition, impacts of purchase accounting fair value adjustments are removed. As discussed above, gold, molybdenum and other metal revenues, excluding any impacts from redemption of the gold- and silver-denominated preferred stocks, are reflected as credits against site production and delivery costs in the by-product method. Presentations under both methods are shown below together with reconciliations to amounts reported in our consolidated financial statements or pro forma consolidated financial results.

North American Mining Product Revenues and Production Costs (Pro Forma)

Year Ended December 31, 2007
	By-Product	Co-Product Method
	Method	Copper	Molybdenum	[a]	Other	[b]	Total
Revenues, after adjustments shown below	$4,242	$4,242	$866		$60		5,168

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,883	1,609	312		23		1,944
By-product credits[a]	(865)	–	–		–		–
Treatment charges	119	116	–		3		119
Net cash costs	1,137	1,725	312		26		2,063
Depreciation, depletion and amortization	192	165	26		1		192
Noncash and nonrecurring costs, net	22	21	1		–		22
Total costs	1,351	1,911	339		27		2,277
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	(139)	(139)	–		–		(139)
Idle facility and other non-inventoriable costs	(65)	(64)	(1)		–		(65)
Gross profit	$2,687	$2,128	$526		$33		$2,687

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$5,168	$1,944	$192
Net noncash and nonrecurring costs per above	N/A	22	N/A
Treatment charges per above	N/A	119	N/A
Revenue adjustments, primarily for pricing on prior
period open sales and hedging per above	(139)	N/A	N/A
Purchase accounting impact	120	851	762
Eliminations and other	14,084	6,874	556
As reported in FCX’s pro forma consolidated
financial results	$19,233	$9,810	$1,510

a.	Molybdenum by-product credits reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

Year Ended December 31, 2006
	By-Product	Co-Product Method
	Method	Copper	Molybdenum	[a]	Other	[b]	Total
Revenues, after adjustments shown below	$4,121	$4,121	$772		$44		$4,937
Site production and delivery, before net noncash
and nonrecurring costs shown below	1,472	1,199	291		25		1,515
By-product credits[a]	(773)	–	–		–		–
Treatment charges	87	83	–		4		87
Net cash costs	786	1,282	291		29		1,602
Depreciation, depletion and amortization	147	122	23		2		147
Noncash and nonrecurring costs, net	20	19	1		–		20
Total costs	953	1,423	315		31		1,769
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	(1,205)	(1,205)	–		–		(1,205)
Idle facility and other non-inventoriable costs	(36)	(36)	–		–		(36)
Gross profit	$1,927	$1,457	$457		$13		$1,927

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$4,937	$1,515	$147
Net noncash and nonrecurring costs per above	N/A	20	N/A
Treatment charges per above	N/A	87	N/A
Revenue adjustments, primarily for pricing on prior
period open sales and hedging per above	(1,205)	N/A	N/A
Purchase accounting impact	120	1,526	722
Eliminations and other	12,801	6,652	515
As reported in FCX’s pro forma consolidated
financial statements	$16,653	$9,880	$1,384

a.	Molybdenum by-product credits reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

Year Ended December 31, 2005
	By-Product	Co-Product Method
	Method	Copper	Molybdenum	[a]	Other	[b]	Total
Revenues, after adjustments shown below	$2,247	$2,247	$978		$26		$3,251
Site production and delivery, before net noncash
and nonrecurring costs shown below	1,330	1,061	293		15		1,369
By-product credits[a]	(965)	–	–		–		–
Treatment charges	92	90	–		2		92
Net cash costs	457	1,151	293		17		1,461
Depreciation, depletion and amortization	143	112	30		1		143
Noncash and nonrecurring costs, net	16	15	1		–		16
Total costs	616	1,278	324		18		1,620
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	(187)	(187)	–		–		(187)
Idle facility and other non-inventoriable costs	(34)	(34)	–		–		(34)
Gross profit	$1,410	$748	$654		$8		$1,410

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$3,251	$1,369	$143
Net noncash and nonrecurring costs per above	N/A	16	N/A
Treatment charges per above	N/A	92	N/A
Revenue adjustments, primarily for pricing on prior
period open sales and hedging per above	(187)	N/A	N/A
Eliminations and other	5,223	3,805	299
As reported in Phelps Dodge consolidated
financial statements[c]	$8,287	$5,282	$442

a.	Molybdenum by-product credits reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

c.	Obtained from the Phelps Dodge Form 10-K for the year ended December 31, 2005.

Henderson Product Revenues and Production Costs (Pro Forma)

	Years Ended December 31,
	2007	2006	2005
Revenues	$1,029	$820	$890

Site production and delivery, before net noncash
and nonrecurring costs shown below	171	137	118
Net cash costs	171	137	118
Depreciation and amortization	39	33	28
Noncash and nonrecurring costs, net	1	1	–
Total costs	211	171	146
Gross profit[a]	$818	$649	$744

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Year Ended December 31, 2007
Totals presented above	$1,029	$171	$39
Purchase accounting impact	120	851	762
Eliminations and other	18,084	8,788	709
As reported in FCX’s pro forma consolidated financial results	$19,233	$9,810	$1,510

Year Ended December 31, 2006
Totals presented above	$820	$137	$33
Purchase accounting impact	120	1,526	722
Eliminations and other	15,713	8,137	629
As reported in FCX’s pro forma consolidated financial results	$16,653	$9,880	$1,384

Year Ended December 31, 2005
Totals presented above	$890	$118	$28
Eliminations and other	7,397	5,164	414
As reported in Phelps Dodge consolidated financial results[b]	$8,287	$5,282	$442

a.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum segment includes profits on sales as they are made to third parties and realizations based on actual contract terms.

b.	Obtained from the Phelps Dodge Form 10-K for the year ended December 31, 2005.

South American Mining Product Revenues and Production Costs (Pro Forma)

Year Ended December 31, 2007
	By-Product	Co-Product Method
	Method	Copper	Other [a]	Total
Revenues, after adjustments shown below	$4,552	$4,552	$140	$4,692

Site production and delivery, before net noncash
nonrecurring costs shown below	1,268	1,221	61	1,282
By-product credits	(126)	–	–	–
Treatment charges	286	278	8	286
Net cash costs	1,428	1,499	69	1,568
Depreciation, depletion and amortization	200	196	4	200
Noncash and nonrecurring costs, net	3	3	–	3
Total costs	1,631	1,698	73	1,771
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	18	19	(1)	18
Other non-inventoriable costs	(34)	(32)	(2)	(34)
Gross profit	$2,905	$2,841	$64	$2,905

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$4,692	$1,282	$200
Net noncash and nonrecurring costs per above	N/A	3	N/A
Less: Treatment charges per above	(286)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales and hedging per above	18	N/A	N/A
Purchased metal	218	218	N/A
Purchase accounting impact	120	851	762
Eliminations and other	14,471	7,456	548
As reported in FCX’s pro forma consolidated financial results	$19,233	$9,810	$1,510

a.	Includes gold, silver and molybdenum product revenues and production costs.

Year Ended December 31, 2006
	By-Product	Co-Product Method
	Method	Copper	Other [a]	Total
Revenues, after adjustments shown below	$3,530	$3,530	$91	$3,621

Site production and delivery, before net noncash and
nonrecurring costs shown below	918	891	27	918
By-product credits	(91)	–	–	–
Treatment charges	198	192	6	198
Net cash costs	1,025	1,083	33	1,116
Depreciation, depletion and amortization	193	190	3	193
Noncash and nonrecurring costs, net	2	2	–	2
Total costs	1,220	1,275	36	1,311
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	(18)	(9)	(9)	(18)
Other non-inventoriable costs	(22)	(21)	(1)	(22)
Gross profit	$2,270	$2,225	$45	$2,270

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$3,621	$918	$193
Net noncash and nonrecurring costs per above	N/A	2	N/A
Less: Treatment charges per above	(198)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales and hedging per above	(18)	N/A	N/A
Purchased metal	213	213	N/A
Purchase accounting impact	120	1,526	722
Eliminations and other	12,915	7,141	469
As reported in FCX’s pro forma consolidated financial results	$16,653	$9,880	$1,384

a.	Includes gold and silver product revenues and production costs.

Year Ended December 31, 2005
	By-Product	Co-Product Method
	Method	Copper	Other [a]	Total
Revenues, after adjustments shown below	$1,862	$1,862	$62	$1,924

Site production and delivery, before net noncash and
nonrecurring costs shown below	743	717	26	743
By-product credits	(62)	–	–	–
Treatment charges	104	96	8	104
Net cash costs	785	813	34	847
Depreciation, depletion and amortization	187	184	3	187
Noncash and nonrecurring costs, net	2	2	–	2
Total costs	974	999	37	1,036
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	(105)	(101)	(4)	(105)
Other non-inventoriable costs	(10)	(9)	(1)	(10)
Gross profit	$773	$753	$20	$773

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,924	$743	$187
Net noncash and nonrecurring costs per above	N/A	2	N/A
Less: Treatment charges per above	(104)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales and hedging per above	(105)	N/A	N/A
Purchased metal	144	144	N/A
Eliminations and other	6,428	4,393	255
As reported in Phelps Dodge consolidated financial results[b]	$8,287	$5,282	$442

a.	Includes gold and silver product revenues and production costs.

b.	Obtained from the Phelps Dodge Form 10-K for the year ended December 31, 2005.

Indonesian Mining Product Revenues and Production Costs

Year Ended December 31, 2007
	By-Product	Co-Product Method
	Method	Copper	Gold	Silver	Total

Revenues, after adjustments shown below	$3,777	$3,777	$1,490	$48	$5,315

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,342	954	376	12	1,342
Gold and silver credits	(1,538)	–	–	–	–
Treatment charges	385	274	108	3	385
Royalty on metals	133	94	38	1	133
Net cash costs	322	1,322	522	16	1,860
Depreciation and amortization	199	141	56	2	199
Noncash and nonrecurring costs, net	46	33	12	1	46
Total costs	567	1,496	590	19	2,105
Revenue adjustments, primarily for pricing on prior
period open sales	11	11	–	–	11
PT Smelting intercompany profit recognized	13	10	3	–	13
Gross profit	$3,234	$2,302	$903	$29	$3,234

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$5,315	$1,342	$199
Net noncash and nonrecurring costs per above	N/A	46	N/A
Less: Treatment charges per above	(385)	N/A	N/A
Less: Royalty per above	(133)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	11	N/A	N/A
Total Indonesian mining operations	4,808	1,388	199
North American mining operations	8,650	6,292	611
South American mining operations	3,845	1,278	377
Atlantic Copper smelting & refining	2,388	2,329	36
Corporate, other & eliminations	(2,752)	(2,760)	23
As reported in FCX’s consolidated financial statements	$16,939	$8,527	$1,246

Year Ended December 31, 2006
	By-Product	Co-Product Method
	Method	Copper	Gold	Silver	Total

Revenues, after adjustments shown below	$3,764	$3,764	$1,072	$47	$4,883

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,235	952	271	12	1,235
Gold and silver credits	(1,119)	–	–	–	–
Treatment charges	477	368	104	5	477
Royalty on metals	126	97	28	1	126
Net cash costs	719	1,417	403	18	1,838
Depreciation and amortization	184	142	40	2	184
Noncash and nonrecurring costs, net	44	34	10	–	44
Total costs	947	1,593	453	20	2,066
Revenue adjustments, primarily for pricing on prior
period open sales and gold/silver hedging	115 [a]	197	(69)	(13)	115
PT Smelting intercompany profit elimination	(3)	(2)	(1)	–	(3)
Gross profit	$2,929	$2,366	$549	$14	$2,929

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$4,883	$1,235	$184
Net noncash and nonrecurring costs per above	N/A	44	N/A
Less: Treatment charges per above	(477)	N/A	N/A
Less: Royalty per above	(126)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales and hedging per above	115	N/A	N/A
Total Indonesian mining operations	4,395	1,279	184
Atlantic Copper smelting & refining	2,242	2,119	33
Corporation, other & eliminations	(846)	(873)	11
As reported in FCX’s consolidated financial statements	$5,791	$2,525	$228

a.	Includes a $69 million loss on the redemption of FCX’s Gold-Denominated Preferred Stock, Series II, and a $13 million loss on the redemption of FCX’s Silver-Denominated Preferred Stock.

Year Ended December 31, 2005
	By-Product	Co-Product Method
	Method	Copper	Gold		Silver		Total

Revenues, after adjustments shown below	$2,707	$2,707	$1,270		$35		$4,012

Site production and delivery, before net noncash
and nonrecurring costs shown below	949 [a]	641 [b]	300	[b]	8	[c]	949
Gold and silver credits	(1,305)	–	–		–		–
Treatment charges	350	236	111		3		350
Royalty on metals	104	70	33		1		104
Net cash costs	98	947	444		12		1,403
Depreciation and amortization	210	142	66		2		210
Noncash and nonrecurring costs, net	5	3	2		–		5
Total costs	313	1,092	512		14		1,618
Revenue adjustments, primarily for pricing on prior
period open sales and silver hedging	10 [c]	15	–		(5)		10
PT Smelting intercompany profit elimination	(23)	(16)	(7)		–		(23)
Gross profit	$2,381	$1,614	$751		$16		$2,381

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$4,012	$949	$210
Net noncash and nonrecurring costs per above	N/A	5	N/A
Less: Treatment charges per above	(350)	N/A	N/A
Less: Royalty per above	(104)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales and hedging per above	10	N/A	N/A
Total Indonesian mining operations	3,568	954	210
Atlantic Copper smelting & refining	1,363	1,288	29
Corporation, other & eliminations	(752)	(604)	12
As reported in FCX’s consolidated financial statements	$4,179	$1,638	$251

a.
Net of deferred mining costs totaling $65 million. Following the adoption of EITF 04-6 on January 1, 2006, stripping costs are no longer deferred (refer to Note 1 and “New Accounting Standards” for further discussion).

b.	Net of deferred mining costs totaling $44 million for copper, $21 million for gold and $1 million for silver (see note a above).

c.	Includes a $5 million loss on the redemption of our Silver-Denominated Preferred Stock.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our expectations regarding future performance. Forward-looking statements are all statements other than historical facts, such as those regarding anticipated sales volumes, ore grades and milling rates, commodity prices, selling, general and administrative expenses, unit net cash costs, operating cash flows, royalty costs, capital expenditures, reclamation and closure costs, environmental expenditures, the impact of copper, gold and molybdenum price changes, the impact of changes in deferred intercompany profits on earnings, treatment charge rates, exploration efforts and results, dividend payments, liquidity and other financial commitments. We caution readers that these statements are not guarantees of future performance, and our actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include mine sequencing, production rates, industry risks, regulatory changes, commodity prices, political risks, weather-related risks, labor relations, environmental risks, litigation results, currency translation risks and other factors described in more detail under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2007.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have audited the accompanying consolidated balance sheets of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Freeport-McMoRan Copper & Gold Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” and effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” and effective January 1, 2006, the Company adopted Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”, and effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132R.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Freeport-McMoRan Copper & Gold Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008, expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Phoenix, Arizona
February 29, 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Freeport-McMoRan Copper & Gold Inc.’s (the Company’s) management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s assessment, management concluded that, as of December 31, 2007, our Company’s internal control over financial reporting is effective based on the COSO criteria.

Ernst & Young LLP, an independent registered public accounting firm, who audited the Company’s consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

/s/ Richard C. Adkerson	/s/ Kathleen L. Quirk
Richard C. Adkerson	Kathleen L. Quirk
President and Chief Executive Officer	Executive Vice President,
Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have audited Freeport-McMoRan Copper & Gold Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Freeport-McMoRan Copper & Gold Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Freeport-McMoRan Copper & Gold Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
Phoenix, Arizona
February 29, 2008

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(In Millions, Except Per Share Amounts)
Revenues	$16,939	$5,791	$4,179
Cost of sales:
Production and delivery	8,527	2,525	1,638
Depreciation, depletion and amortization	1,246	228	251
Total cost of sales	9,773	2,753	1,889
Exploration and research expenses	145	12	9
Selling, general and administrative expenses	466	157	104
Total costs and expenses	10,384	2,922	2,002
Operating income	6,555	2,869	2,177
Interest expense, net	(513)	(76)	(132)
Losses on early extinguishment and conversion of debt, net	(173)	(32)	(52)
Gains on sales of assets	85	31	7
Other income, net	157	28	28
Equity in affiliated companies’ net earnings	22	6	9
Income from continuing operations before income taxes
and minority interests	6,133	2,826	2,037
Provision for income taxes	(2,400)	(1,201)	(915)
Minority interests in net income of consolidated subsidiaries	(791)	(168)	(127)
Income from continuing operations	2,942	1,457	995
Income from discontinued operations, net of taxes	35	–	–
Net income	2,977	1,457	995
Preferred dividends	(208)	(61)	(60)
Net income applicable to common stock	$2,769	$1,396	$935

Basic net income per share of common stock:
Continuing operations	$8.02	$7.32	$5.18
Discontinued operations	0.10	–	–
Basic net income per share of common stock	$8.12	$7.32	$5.18

Diluted net income per share of common stock:
Continuing operations	$7.41	$6.63	$4.67
Discontinued operations	0.09	–	–
Diluted net income per share of common stock	$7.50	$6.63	$4.67

Average common shares outstanding:
Basic	341	191	180
Diluted	397	221	220

Dividends declared per share of common stock	$1.375	$5.0625	$2.50

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In Millions)
Cash flow from operating activities:
Net income	$2,977	$1,457	$995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,264	228	251
Minority interests in net income of consolidated subsidiaries	802	168	127
Noncash compensation and benefits	214	85	29
Unrealized losses on copper price protection program	175	–	–
Losses on early extinguishment and conversion of debt, net	173	32	52
Deferred income taxes	(288)	16	(32)
Gains on sales of assets	(85)	(31)	(7)
Other, net	(65)	25	(42)
(Increases) decreases in working capital, excluding amounts
acquired from Phelps Dodge:
Accounts receivable	428	196	(253)
Inventories	272	(146)	(108)
Prepaid expenses and other	21	(27)	–
Accounts payable and accrued liabilities	313	15	282
Accrued income taxes	24	(152)	258
Net cash provided by operating activities	6,225	1,866	1,552

Cash flow from investing activities:
Acquisition of Phelps Dodge, net of cash acquired	(13,910)	(5)	–
Phelps Dodge capital expenditures	(1,333)	–	–
PT Freeport Indonesia capital expenditures	(368)	(234)	(129)
Other capital expenditures	(54)	(17)	(14)
Net proceeds from the sale of Phelps Dodge International Corporation	597	–	–
Proceeds from the sales of assets	260	34	7
Other, net	(53)	(2)	2
Net cash used in investing activities	(14,861)	(224)	(134)

Cash flow from financing activities:
Proceeds from term loans under bank credit facility	12,450	–	–
Repayments of term loans under bank credit facility	(12,450)	–	–
Net proceeds from sales of senior notes	5,880	–	–
Net proceeds from sale of common stock	2,816	–	–
Net proceeds from sale of 6¾% Mandatory Convertible Preferred Stock	2,803	–	–
Proceeds from other debt	744	103	66
Repayments of other debt and redemption of preferred stock	(1,069)	(394)	(559)
Purchases of FCX common shares	–	(100)	(80)
Cash dividends paid:
Common stock	(421)	(916)	(453)
Preferred stock	(175)	(61)	(60)
Minority interests	(967)	(161)	(125)
Net (payments for) proceeds from exercised stock options	(14)	15	5
Excess tax benefit from exercised stock options	16	21	–
Bank credit facilities fees and other, net	(258)	(6)	–
Net cash provided by (used in) financing activities	9,355	(1,499)	(1,206)
Net increase in cash and cash equivalents	719	143	212
Cash and cash equivalents at beginning of year	907	764	552
Cash and cash equivalents at end of year	$1,626	$907	$764

Interest paid	$504	$80	$140
Income taxes paid	$2,660	$1,288	$670

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In Millions, Except Par Values)
ASSETS
Current assets:
Cash and cash equivalents	$1,626	$907
Trade accounts receivable	1,099	420
Other accounts receivable	196	66
Inventories:
Product	1,360	384
Materials and supplies, net	818	340
Mill and leach stockpiles	707	–
Prepaid expenses and other current assets	97	34
Total current assets	5,903	2,151
Property, plant, equipment and development costs, net	25,715	3,099
Goodwill	6,105	–
Long-term mill and leach stockpiles	1,106	–
Trust assets	606	–
Intangible assets, net	472	–
Other assets and deferred charges	754	140
Total assets	$40,661	$5,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,345	$776
Copper price protection program	598	–
Accrued income taxes	420	165
Dividends payable	212	13
Current portion of reclamation and environmental obligations	263	–
Current portion of long-term debt and short-term borrowings	31	19
Total current liabilities	3,869	973
Long-term debt, less current portion:
Senior notes	6,928	620
Project financing, equipment loans and other	252	41
Total long-term debt, less current portion	7,180	661
Deferred income taxes	7,300	800
Reclamation and environmental obligations, less current portion	1,733	30
Other liabilities	1,106	268
Total liabilities	21,188	2,732
Minority interests in consolidated subsidiaries	1,239	213
Stockholders’ equity:
5½% Convertible Perpetual Preferred Stock, 1 shares issued and outstanding	1,100	1,100
6¾% Mandatory Convertible Preferred Stock, 29 shares issued and outstanding	2,875	–
Common stock, par value $0.10, 497 shares and 310 shares issued, respectively	50	31
Capital in excess of par value	13,407	2,668
Retained earnings	3,601	1,415
Accumulated other comprehensive income (loss)	42	(20)
Common stock held in treasury – 114 shares and 113 shares, at cost, respectively	(2,841)	(2,749)
Total stockholders’ equity	18,234	2,445
Total liabilities and stockholders’ equity	$40,661	$5,390

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Perpetual		Mandatory Convertible							Common Stock
	Preferred Stock		Preferred Stock		Common Stock				Accumulated	Held in Treasury
	Number		Number		Number		Capital in		Other	Number
	of	At Par	of	At Par	of	At Par	Excess of	Retained	Comprehensive	of	At	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Par Value	Earnings	Income (Loss)	Shares	Cost	Equity
	(In Millions)
Balance at January 1, 2005	1	$1,100	-	$-	285	$29	$1,853	$605	$11	106	$(2,434)	$1,164
Conversions of 7% Convertible Senior Notes	-	-	-	-	8	1	246	-	-	-	-	247
Exercised stock options, issued restricted
stock and other	-	-	-	-	4	-	95	-	-	-	-	95
Tax benefit for stock option exercises	-	-	-	-	-	-	18	-	-	-	-	18
Tender of shares for exercised stock options
and restricted stock	-	-	-	-	-	-	-	-	-	2	(82)	(82)
Shares purchased	-	-	-	-	-	-	-	-	-	2	(80)	(80)
Dividends on common stock	-	-	-	-	-	-	-	(454)	-	-	-	(454)
Dividends on preferred stock	-	-	-	-	-	-	-	(60)	-	-	-	(60)
Comprehensive income (loss):
Net income	-	-	-	-	-	-	-	995	-	-	-	995
Other comprehensive income (loss),
net of taxes:
Change in unrealized derivatives’ fair value	-	-	-	-	-	-	-	-	-	-	-	-
Reclassification to earnings	-	-	-	-	-	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	-	995
Balance at December 31, 2005	1	$1,100	-	$-	297	$30	$2,212	$1,086	$11	110	$(2,596)	$1,843
Conversions of 7% Convertible Senior Notes	-	-	-	-	10	1	311	-	-	-	-	312
Exercised stock options, issued restricted
stock and other	-	-	-	-	3	-	93	-	-	-	-	93
Stock-based compensation costs	-	-	-	-	-	-	28	-	-	-	-	28
Tax benefit for stock option exercises	-	-	-	-	-	-	24	-	-	-	-	24
Tender of shares for exercised stock options
and restricted stock	-	-	-	-	-	-	-	-	-	1	(53)	(53)
Shares purchased	-	-	-	-	-	-	-	-	-	2	(100)	(100)
Cumulative effect adjustment to initially
apply EITF 04-6	-	-	-	-	-	-	-	(149)	-	-	-	(149)
Dividends on common stock	-	-	-	-	-	-	-	(918)	-	-	-	(918)
Dividends on preferred stock	-	-	-	-	-	-	-	(61)	-	-	-	(61)
Comprehensive income (loss):
Net income	-	-	-	-	-	-	-	1,457	-	-	-	1,457
Other comprehensive income (loss),
net of taxes:
Change in unrealized derivatives’ fair value	-	-	-	-	-	-	-	-	(9)	-	-	(9)
Reclassification to earnings	-	-	-	-	-	-	-	-	4	-	-	4
Other comprehensive income	-	-	-	-	-	-	-	-	(5)	-	-	(5)
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	-	1,452
Adjustment for adoption of SFAS No. 158	-	-	-	-	-	-	-	-	(26)	-	-	(26)
Balance at December 31, 2006	1	$1,100	-	$-	310	$31	$2,668	$1,415	$(20)	113	$(2,749)	$2,445

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(continued)

	Convertible Perpetual		Mandatory Convertible							Common Stock
	Preferred Stock		Preferred Stock		Common Stock				Accumulated	Held in Treasury
	Number		Number		Number		Capital in		Other	Number
	of	At Par	of	At Par	of	At Par	Excess of	Retained	Comprehensive	of	At	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Par Value	Earnings	Income (Loss)	Shares	Cost	Equity
	(In Millions)
Balance at December 31, 2006	1	$1,100	-	$-	310	$31	$2,668	$1,415	$(20)	113	$(2,749)	$2,445
Sale of 6¾% Mandatory Convertible
Preferred Stock	-	-	29	2,875	-	-	(72)	-	-	-	-	2,803
Common stock issued to acquire Phelps Dodge	-	-	-	-	137	14	7,767	-	-	-	-	7,781
Sale of common stock	-	-	-	-	47	5	2,811	-	-	-	-	2,816
Conversions of 7% Convertible Senior Notes	-	-	-	-	-	-	6	-	-	-	-	6
Exercised stock options, issued restricted
stock and other	-	-	-	-	3	-	131	-	-	-	-	131
Stock-based compensation costs	-	-	-	-	-	-	86	-	-	-	-	86
Tax benefit for stock option exercises	-	-	-	-	-	-	10	-	-	-	-	10
Tender of shares for exercised stock
options and restricted stock	-	-	-	-	-	-	-	-	-	1	(92)	(92)
Cumulative effect adjustment to initially
apply FIN 48	-	-	-	-	-	-	-	4	-	-	-	4
Dividends on common stock	-	-	-	-	-	-	-	(587)	-	-	-	(587)
Dividends on preferred stock	-	-	-	-	-	-	-	(208)	-	-	-	(208)
Comprehensive income (loss):
Net income	-	-	-	-	-	-	-	2,977	-	-	-	2,977
Other comprehensive income (loss),
net of taxes:
Unrealized gain on securities	-	-	-	-	-	-	-	-	2	-	-	2
Translation adjustment	-	-	-	-	-	-	-	-	(3)	-	-	(3)
Change in unrealized derivatives’ fair value	-	-	-	-	-	-	-	-	(3)	-	-	(3)
Reclassification to earnings	-	-	-	-	-	-	-	-	7	-	-	7
Defined benefit pension plans:
Net gain during period	-	-	-	-	-	-	-	-	53	-	-	53
Amortization of unrecognized amounts	-	-	-	-	-	-	-	-	6	-	-	6
Other comprehensive income	-	-	-	-	-	-	-	-	62	-	-	62
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	-	3,039
Balance at December 31, 2007	1	$1,100	29	$2,875	497	$50	$13,407	$3,601	$42	114	$(2,841)	$18,234

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in tables stated in millions, except per share amounts)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.  The consolidated financial statements of Freeport-McMoRan Copper & Gold Inc. (FCX) include the accounts of those subsidiaries where FCX directly or indirectly has more than 50 percent of the voting rights and has the right to control significant management decisions. The most significant entities that FCX consolidates include its 90.64 percent-owned subsidiary PT Freeport Indonesia and its wholly owned subsidiaries, Phelps Dodge Corporation (Phelps Dodge) and Atlantic Copper, S.A. (Atlantic Copper). FCX acquired Phelps Dodge on March 19, 2007. FCX’s results of operations include Phelps Dodge’s results beginning March 20, 2007 (see Note 2). FCX’s unincorporated joint ventures with Rio Tinto plc (Rio Tinto) and Sumitomo Metal Mining Arizona, Inc. (Sumitomo) are reflected using the proportionate consolidation method (see Note 3). All significant intercompany transactions have been eliminated.

Investments in unconsolidated companies owned 20 percent or more are recorded using the equity method. Investments in companies owned less than 20 percent, and for which FCX does not exercise significant influence, are carried at cost.

Use of Estimates.  The preparation of FCX’s financial statements in conformity with accounting principles generally accepted in the United States (U.S.) requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates include fair values of assets acquired and liabilities assumed in the acquisition of Phelps Dodge; mineral reserve estimation; useful asset lives for depreciation, depletion and amortization; reclamation and closure costs; environmental obligations; estimates of recoverable copper in mill and leach stockpiles; pension, postretirement, postemployment and other employee benefits; deferred taxes and valuation allowances; reserves for contingencies and litigation; future cash flows associated with assets; and the estimated average ratio of overburden removed to ore mined over the life of the open-pit mine (through December 31, 2005). Actual results could differ from those estimates.

Foreign Currencies.  For foreign subsidiaries whose functional currency is the local currency, assets and liabilities are translated at current exchange rates, while revenues and expenses are translated at average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive income (loss) within stockholders’ equity.

For foreign subsidiaries whose functional currency is the U.S. dollar, assets receivable and liabilities payable in cash are translated at current exchange rates, and inventories and other non-monetary assets and liabilities are translated at historical rates. Gains and losses resulting from translation of such account balances are included in operating results, as are gains and losses from foreign currency transactions.

Cash Equivalents.  Highly liquid investments purchased with maturities of three months or less are considered cash equivalents.

Inventories.  As shown in Note 5, the largest components in inventories include finished goods (concentrates and cathodes) at mining operations, concentrates and work-in-process at Atlantic Copper’s smelting and refining operations, and materials and supplies inventories. Inventories of materials and supplies, as well as salable products, are stated at the lower of weighted average cost or market. Costs of finished goods and work-in-process (i.e., not materials and supplies) inventories include labor and benefits, supplies, energy, depreciation, depletion, amortization, site overhead costs, and other necessary costs associated with the extraction and processing of ore, including, depending on the process, mining, haulage, milling, concentrating, smelting, leaching, solution extraction, refining, roasting and chemical processing. General and administrative costs for corporate offices are not included in inventory costs.

Work-in-Process. In-process inventories represent materials that are currently in the process of being converted to a salable product. Conversion processes for mining operations vary depending on the nature of the copper ore and the specific mining operation. For sulfide ores, processing includes milling and concentrating and results in the production of copper and molybdenum concentrates or, alternatively, copper cathode by concentrate leaching. For oxide ores and certain secondary sulfide ores, processing includes leaching of stockpiles, solution extraction and electrowinning and results in the production of copper cathodes. In-process material is measured based on assays of the material included in these processes and projected recoveries. In-process inventories are valued based on the costs incurred to various points in the process, including depreciation relating to associated process facilities. For Atlantic Copper, in-process inventories represent copper concentrates at various stages of conversion into anodes and cathodes. Atlantic Copper’s in-process inventories are valued at the weighted average cost of the material fed to the smelting and refining process plus in-process conversion costs.

Finished Goods. Finished goods include salable products (e.g., copper and molybdenum concentrates, copper anodes, copper cathodes, copper rod, copper wire, molybdenum oxide, high-purity molybdenum chemicals and other metallurgical products). Finished goods are valued based on the weighted average cost of source material plus applicable conversion costs relating to associated process facilities.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. FCX adopted SFAS No. 151 on January 1, 2006, which did not have a material impact on its accounting for inventory costs.

Mill and Leach Stockpiles.  Mill and leach stockpiles are stated at the lower of weighted average cost or market.

Both mill and leach stockpiles generally contain lower-grade ores that have been extracted from the ore body and are available for copper recovery. For mill stockpiles, recovery is through milling, concentrating, smelting and refining or, alternatively, by concentrate leaching. For leach stockpiles, recovery is through exposure to acidic solutions that dissolve contained copper and deliver it in solution to extraction processing facilities. The recorded cost of mill and leach stockpiles includes mining and haulage costs incurred to deliver ore to stockpiles, depreciation, depletion, amortization and site overhead costs.

Because it is generally impracticable to determine copper contained in mill and leach stockpiles by physical count, reasonable estimation methods are employed. The quantity of material delivered to mill and leach stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blasthole cuttings determine the estimated copper grade of the material delivered to mill and leach stockpiles.

Expected copper recovery rates for mill stockpiles are determined by metallurgical testing. The recoverable copper in mill stockpiles, once entered into the production process, can be produced into copper concentrate almost immediately.

Expected copper recovery rates for leach stockpiles are determined using small-scale laboratory tests, small- to large-scale column testing (which simulates the production-scale process), historical trends and other factors, including mineralogy of the ore and rock type. Ultimate recovery of copper contained in leach stockpiles can vary significantly from a low percentage to more than 90 percent depending on several variables, including type of copper recovery, mineralogy and particle size of the rock. For newly placed material on active stockpiles, as much as 70 percent of the copper ultimately recoverable may be extracted during the first year, and the remaining copper may be recovered over many years.

Processes and recovery rates are monitored continuously, and recovery rate estimates are adjusted periodically as additional information becomes available and as related technology changes.

Property, Plant, Equipment and Development Costs.  Property, plant, equipment and development costs are carried at cost. Mineral exploration costs, as well as drilling and other costs incurred for the purpose of converting mineral resources to proven and probable reserves or identifying new mineral resources at development or production stage properties, are charged to expense as incurred. Development costs are capitalized beginning after proven and probable reserves have been established. Development costs include costs incurred resulting from mine pre-production activities undertaken to gain access to proven and probable reserves including shafts, adits, drifts, ramps, permanent excavations, infrastructure and removal of overburden. Additionally, interest expense allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use.

Expenditures for replacements and improvements are capitalized. Costs related to periodic scheduled maintenance (i.e., turnarounds) are expensed as incurred. Depreciation for mining and milling life-of-mine assets, infrastructure and other common costs is determined using the unit-of-production method based on total estimated recoverable proven and probable copper reserves (for primarily copper mines) and proven and probable molybdenum reserves (for primarily molybdenum mines). Development costs and acquisition costs for proven and probable reserves that relate to a specific ore body are depreciated using the unit-of-production method based on estimated recoverable proven and probable reserves for the ore body benefited. Depreciation, depletion and amortization using the unit-of-production method is recorded upon extraction of the recoverable copper or molybdenum from the ore body, at which time it is allocated to inventory cost and then included as a component of cost of goods sold. Other assets are depreciated on a straight-line basis over estimated useful lives of up to 30 years for buildings, three to 25 years for machinery and equipment, and three to 20 years for mobile equipment.

Included in property, plant, equipment and development costs is value beyond proven and probable reserves (VBPP) resulting from FCX’s acquisition of Phelps Dodge. The concept of VBPP is described in FASB Emerging Issues Task Force (EITF) Issue No. 04-3, “Mining Assets: Impairment and Business Combinations,” and has been interpreted differently by different mining companies. FCX’s preliminary adjustment to property, plant and equipment includes VBPP attributable to (i) mineralized material, which includes measured and indicated amounts, that FCX believes could be brought into production with the establishment or modification of required permits and should market conditions and technical assessments warrant, (ii) inferred mineral resources and (iii) exploration potential.

Mineralized material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support reported tonnage and average grade of minerals. Such a deposit does not qualify as proven and probable reserves until legal and economic feasibility are confirmed based upon a comprehensive evaluation of development costs, unit costs, grades, recoveries and other material factors. Inferred mineral resources is that part of a mineral resource for which the overall tonnages, grades and mineral contents can be estimated with a reasonable level of confidence based on geological evidence and apparent geological and grade continuity after applying economic parameters. An inferred mineral resource has a lower level of confidence than that applying to an indicated mineral resource. Exploration potential is the estimated value of potential mineral deposits that FCX has the legal right to access. The value assigned to exploration potential was determined by interpreting the known exploration information and exploration results, including geological data and/or geological information, that were available as of the acquisition date.

Carrying amounts assigned to VBPP are not charged to expense until the VBPP becomes associated with additional proven and probable reserves and they are produced or the VBPP is determined to be impaired. Additions to proven and probable reserves for properties with VBPP will carry with them the value assigned to VBPP at the date FCX acquired Phelps Dodge.

Goodwill.  Goodwill has an indefinite useful life and is not amortized, but rather is tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a related reporting unit below its carrying amount. FCX uses a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. FCX’s approach to allocating goodwill includes the identification of the reporting units it believes have contributed to the excess purchase price and also includes consideration of the reporting unit’s potential for future growth.

Intangible Assets and Liabilities.  FCX recorded intangible assets and liabilities as a result of the acquisition of Phelps Dodge. Indefinite lived intangibles primarily include water rights. Definite lived intangibles include favorable and unfavorable contracts (primarily related to molybdenum sales contracts, treatment and refining contract rates, power contracts and tire contracts), royalty payments, patents and process technology. The fair value of identifiable intangible assets was estimated based principally upon comparable market transactions and discounted future cash flow projections. The ranges for estimated useful lives are one to 10 years for molybdenum sales, treatment and refining, power and tire contracts; one to 12 years for royalty payments; and principally 10 to 20 years for patents and process technology. All intangible assets and liabilities are subject to impairment testing at least annually unless events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

Asset Impairment.  FCX reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable, while goodwill and intangible assets and liabilities are evaluated at least annually. An impairment loss is measured as the amount by which asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows for mining assets include estimates of recoverable pounds of copper and molybdenum and recoverable ounces of gold, metal prices (considering current and historical prices, price trends and related factors), production rates and costs, capital and reclamation costs as appropriate, all based on current life-of-mine engineering plans. Future cash flows for Atlantic Copper’s smelting assets include estimates of treatment and refining rates (considering current and historical prices, price trends and related factors), production rates and costs, capital, reclamation and environmental costs as appropriate, all based on operating projections. Assumptions underlying future cash flow estimates are subject to risks and uncertainties. No impairment losses were recorded during the periods presented.

Deferred Mining Costs.  In accordance with EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (EITF 04-6), stripping costs (i.e., the costs of removing overburden and waste material to access mineral deposits) incurred during the production phase of a mine are considered variable production costs and are included as a component of inventory produced during the period in which stripping costs are incurred. Major development expenditures, including stripping costs to prepare unique and identifiable areas outside the current mining area for future production that are considered to be pre-production mine development, are capitalized and amortized on the unit-of-production method based on estimated recoverable proven and probable reserves for the ore body benefited. However, where a second or subsequent pit is considered to be a continuation of existing mining activities, stripping costs are accounted for as current production cost and a component of the associated inventory.

Prior to the adoption of EITF 04-6, FCX applied the deferred mining cost method in accounting for its post-production stripping costs, which FCX refers to as overburden removal costs. The deferred mining cost method was used by some companies in the metals mining industry; however, industry practice varied. The deferred mining cost method matches the cost of production with the sale of the related metal from the open pit by assigning each metric ton of ore removed an equivalent amount of overburden tonnage, thereby averaging overburden removal costs over the life of the mine. The mining cost capitalized in inventory and the amounts charged to cost of goods sold do not represent the actual costs incurred to mine the ore in any given period. Upon adoption of EITF 04-6 on January 1, 2006, FCX recorded its deferred mining costs asset ($285 million) as of December 31, 2005, net of taxes, minority interest share and inventory effects ($136 million), as a cumulative effect adjustment to reduce beginning retained earnings. In addition, stripping costs incurred in 2006 and later periods are recorded in accordance with EITF 04-6. As a result of adopting EITF 04-6, FCX’s income from continuing operations before income taxes and minority interests for the year ended December 31, 2006, was $35 million lower and net income was $19 million ($0.10 per basic share and $0.08 per diluted share) lower than if it had not adopted EITF 04-6 and continued to defer stripping costs. Adoption of the new guidance had no impact on FCX’s cash flows. The pro forma impact of applying EITF 04-6 would be to reduce net income by $35 million or $0.16 per diluted share for the year ended December 31, 2005.

Environmental Expenditures.  Environmental expenditures are expensed or capitalized, depending upon their future economic benefits. Liabilities for such expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. For closed facilities and closed portions of operating facilities with environmental obligations, an environmental liability is accrued when a decision to close a facility, or a portion of a facility, is made by management and the environmental liability is considered to be probable. Environmental liabilities attributed to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and FCX, or any of its subsidiaries, have been associated with the site. Other environmental remediation liabilities are considered probable based on specific facts and circumstances. FCX’s estimates of these costs are based on an evaluation of various factors, including currently available facts, existing technology, presently enacted laws and regulations, remediation experience, whether or not FCX is a potentially responsible party (PRP) and the ability of other PRPs to pay their allocated portions. With the exception of those obligations assumed in the acquisition of Phelps Dodge that were recorded at estimated fair values (see Note 15), environmental obligations are recorded on an undiscounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. Possible recoveries of some of these costs from other parties are not recognized in the consolidated financial statements until they become probable. Legal costs associated with environmental remediation, as defined in American Institute of Certified Public Accountants Statement of Position (SOP) 96-1, “Environmental Remediation Liabilities,” are included as part of the estimated liability.

Asset Retirement Obligations.  In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” FCX records the fair value of estimated asset retirement obligations (AROs) associated with tangible long-lived assets in the period incurred. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated (primarily on a unit-of-production basis) over the asset’s respective useful life. Reclamation costs for future disturbances are recognized as an ARO and as a related ARC in the period of the disturbance. FCX’s AROs consist primarily of costs associated with mine reclamation and closure activities. These activities, which are site specific, generally include costs for earthwork, revegetation, water treatment and demolition (see Note 15).

Income Taxes.  FCX accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are provided to reflect the future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements (see Note 14). A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. The effect on deferred income tax assets and liabilities of a change in tax rates and laws is recognized in income in the period in which such changes are enacted.

On January 1, 2007, FCX adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption of FIN 48, FCX recorded a cumulative effect adjustment of $4 million to increase beginning retained earnings. Following adoption of FIN 48 related to amounts accrued for unrecognized tax benefits, FCX includes accrued interest in interest expense and accrued penalties in other income and expenses rather than in its provision for income taxes. FCX had previously included interest and penalties in its provision for income taxes.

Derivative Instruments.  At times, FCX and its subsidiaries have entered into derivative contracts to manage certain risks resulting from fluctuations in commodity prices (primarily copper and gold), foreign currency exchange rates and interest rates by creating offsetting market exposures. FCX accounts for derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as subsequently amended, established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. See Note 17 for a summary of FCX’s outstanding derivative instruments at December 31, 2007, and a discussion of FCX’s risk management strategies for those designated as hedges.

FCX elected to continue its historical accounting for its mandatorily redeemable preferred stock indexed to commodities under the provisions of SFAS No. 133, which allow such instruments issued before January 1, 1998, to be excluded from those instruments required to be adjusted for changes in their fair values. Mandatorily redeemable preferred stock indexed to commodities was treated as a hedge of future production and was carried at its original issue value. As redemption payments occurred, differences between the carrying value and the payments were recorded as adjustments to revenues. In 2006, FCX made the final redemptions of its preferred stock indexed to commodities. Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” FCX classified its mandatorily redeemable preferred stock as debt. Dividend payments on FCX’s mandatorily redeemable preferred stock were classified as interest expense (see Notes 11 and 17).

Revenue Recognition.  FCX sells its products pursuant to sales contracts entered into with its customers. Revenue for all FCX’s products is recognized when title and risk of loss pass to the customer and when collectibility is reasonably assured. The passing of title and risk of loss to the customer is based on terms of the sales contract, generally upon shipment or delivery of product.

Revenues from FCX’s concentrate and cathodes sales are recorded based on either 100 percent of a provisional sales price or a final sales price calculated in accordance with the terms specified in the relevant sales contract. Revenues from concentrate sales are recorded net of treatment and all refining charges (including price participation, if applicable, as discussed below) and the impact of derivative contracts, including the impact of redemptions of FCX’s mandatorily redeemable preferred stock indexed to commodities and the copper collars acquired from Phelps Dodge (see Notes 11 and 17). Moreover, because a portion of the metals contained in copper concentrates is unrecoverable as a result of the smelting process, FCX’s revenues from concentrate sales are also recorded net of allowances based on the quantity and value of these unrecoverable metals. These allowances are a negotiated term of FCX’s contracts and vary by customer. Treatment and refining charges represent payments or price adjustments to smelters and refiners and are either fixed or in certain cases vary with the price of copper (referred to as price participation).

Under the long-established structure of sales agreements prevalent in the industry, copper contained in concentrates and cathodes is generally provisionally priced at the time of shipment. The provisional prices are finalized in a specified future period (generally one to four months from the shipment date) based on the quoted London Metal Exchange (LME) or the New York Commodity Exchange (COMEX) prices. The sales subject to final pricing are generally settled in a subsequent month or quarter. FCX’s concentrate and cathode sales agreements do not allow for net settlement and always result in physical delivery. Final delivery to customers can take up to 60 days.

Under SFAS No. 133, FCX’s sales based on a provisional sales price contain an embedded derivative (i.e., a pricing mechanism that is finalized after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale of the metals contained in the concentrates or cathodes at the then-current LME or COMEX price. FCX applies the normal purchase and sale exception allowed by SFAS No. 133 to the host contract in its concentrate or cathode sales agreements because the sales always result in physical delivery. Under SFAS No. 133, as amended, the embedded derivative does not qualify for hedge accounting. Therefore, the embedded derivative on these provisional sales is adjusted to fair value through earnings each period until the date of final pricing. At December 31, 2007, revenues based on provisional sales prices totaled $1.4 billion. At December 31, 2007, FCX had outstanding provisionally priced sales of 402 million pounds of copper (net of minority interests), priced at an average of $3.02 per pound, subject to final pricing. Final prices on these sales will be established over the first several months of 2008 pursuant to terms of sales contracts. During 2007, 2006 and 2005, the maximum net price adjustment to copper revenues after initial recognition was 17 percent.

Gold sales are priced according to individual contract terms, generally the average London Bullion Market Association price for a specified month near the month of shipment.

More than 70 percent of FCX’s molybdenum sales were priced based on prices published in Platts Metals Week, Ryan’s Notes or Metal Bulletin, plus premiums. The majority of these sales use the average of the previous month. FCX’s remaining molybdenum sales generally have pricing that is either based on a fixed price or adjusts within certain price ranges.

PT Freeport Indonesia sales are subject to certain royalties, which are recorded as a reduction to revenues (see Note 16 for further discussion).

Stock-Based Compensation.  As of December 31, 2007, FCX has five stock-based employee compensation plans and one stock-based director compensation plan. Prior to January 1, 2006, FCX accounted for options granted under all of its plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” APB Opinion No. 25 required compensation cost for stock options to be recognized based on the difference on the date of grant, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock (i.e., the intrinsic value). Because all FCX’s plans require that the option exercise price be at least the market price on the date of grant, FCX recognized no compensation cost on the grant or exercise of its employees’ options through December 31, 2005. Prior to 2007, the market price was defined as the average of the high and low price of FCX common stock on the date of grant. Effective January 2007, in response to new Securities and Exchange Commission disclosure rules, the plans were amended to define the market price for future grants as the closing price of FCX common stock on the date of grant. Other awards under the plans did result in compensation costs being recognized in earnings based on the projected intrinsic value for restricted stock units to be granted in lieu of cash compensation, the intrinsic value on the date of grant for other restricted stock units and the intrinsic value on the reporting or exercise date for cash-settled stock appreciation rights (SARs).

Effective January 1, 2006, FCX adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), using the modified prospective transition method. Under that transition method, compensation cost recognized in 2007 and 2006 includes: (i) compensation costs for all stock option awards granted to employees prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation costs for all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, other stock-based awards charged to expense under SFAS No. 123 continue to be charged to expense under SFAS No. 123R. These include restricted stock units and SARs. Results for 2005 have not been restated. FCX has elected to recognize compensation costs for awards that vest over several years on a straight-line basis over the vesting period. FCX’s stock option awards provide for employees to receive the next year’s vesting after an employee retires. For awards granted after January 1, 2006, to retirement-eligible employees, FCX records one year of amortization of the awards’ value on the date of grant. Certain restricted stock units are performance-based awards with accelerated vesting upon retirement. Therefore, in accordance with SFAS No. 123R and consistent with prior years’ accounting, FCX recognizes the compensation cost for restricted stock units granted to retirement-eligible employees in the period during which the employee performs the service related to the grant. The services may be performed in the calendar year preceding the date of grant. In addition, prior to adoption of SFAS No. 123R, FCX recognized forfeitures as they occurred in its SFAS No. 123 pro forma disclosures. Beginning January 1, 2006, FCX includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of the awards.

The following table illustrates the effect on net income and earnings per common share for the year ended December 31, 2005, if FCX had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards granted under FCX’s stock-based compensation plans:

Net income applicable to common stock, as reported	$935
Add: Stock-based employee compensation expense
included in reported net income for stock option
conversions, SARs and restricted stock units,
net of taxes and minority interests	13
Deduct: Total stock-based employee compensation
expense determined under fair value-based method
for all awards, net of taxes and minority interests	(26)
Pro forma net income applicable to common stock	$922

Earnings per share:
Basic – as reported	$5.18
Basic – pro forma	$5.12

Diluted – as reported	$4.67
Diluted – pro forma	$4.64

For the pro forma computations, the values of option grants were calculated on the dates of grant using the Black-Scholes-Merton option pricing model and amortized to expense on a straight-line basis over the options’ vesting periods. No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied. The following table summarizes the calculated average fair values and weighted-average assumptions used to determine the fair value of FCX’s stock option grants under SFAS No. 123 during the year ended December 31, 2005.

Fair value per stock option	$13.97
Risk-free interest rate	3.9%
Expected volatility rate	46%
Expected life of options (in years)	6
Assumed annual dividend	$1.00

Earnings Per Share.  FCX’s basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the year. The following is a reconciliation of net income and weighted-average common shares outstanding for purposes of calculating diluted net income per share for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Income from continuing operations	$2,942	$1,457	$995
Preferred dividends	(208)	(61)	(60)
Income from continuing operations applicable
to common stock	2,734	1,396	935
Plus income impact of assumed conversion of:
6¾% Mandatory Convertible Preferred Stock	147	–	–
5½% Convertible Perpetual Preferred Stock	61	61	60
7% Convertible Senior Notes	–	12	35
Diluted net income from continuing operations
applicable to common stock	2,942	1,469	1,030
Income from discontinued operations	35	–	–
Diluted net income applicable to common shares	$2,977	$1,469	$1,030

Weighted-average common shares outstanding	341	191	180
Add shares issuable upon conversion, exercise
or vesting of:
6¾% Mandatory Convertible Preferred Stock
(see Note 13)	30	–	–
5½% Convertible Perpetual Preferred Stock (see Note 13)	23	22	21
7% Convertible Senior Notes (see Note 11)	–	7	17
Dilutive stock options (see Note 13)	2	1	2
Restricted stock (see Note 13)	1	–	–
Weighted-average common shares outstanding for
purposes of calculating diluted net income per share	397	221	220

Diluted net income per share of common stock:
Continuing operations	$7.41	$6.63	$4.67
Discontinued operations	0.09	–	–
Diluted net income per share of common stock	$7.50	$6.63	$4.67

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. FCX’s convertible instruments are also excluded when including the conversion of these instruments increases reported diluted net income per share. No amounts were excluded for 2007. Excluded amounts in 2006 and 2005 were approximately one million stock options with weighted-average exercise prices of $63.77 in 2006 and $36.99 in 2005.

New Accounting Standards.  Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 does not require any new fair value measurements under U.S. generally accepted accounting principles (GAAP); rather this statement establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. On February 12, 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those years. FCX is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial reporting and disclosures.

Fair Value Option for Financial Assets and Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. FCX does not believe adoption of SFAS No. 159 will have a material impact on its financial reporting and disclosures.

Business Combinations. In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). Under SFAS No. 141R, all business combinations will be accounted for under the acquisition method, and the new standard makes certain other changes to the accounting for business combinations, of which the most significant are as follows: (i) whether all or a partial interest is acquired, the acquirer will recognize the full value of assets acquired, liabilities assumed and noncontrolling interests; (ii) direct costs of a business combination will be charged to expense if they are not associated with issuing debt or equity securities; (iii) any contingent consideration will be recognized and measured at fair value on the acquisition date, with subsequent changes to the fair value recognized in earnings; and (iv) equity issued in consideration for a business combination will be measured at fair value as of the acquisition date. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Early adoption is prohibited.

Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” which clarifies that noncontrolling interests (minority interests) are to be treated as a separate component of equity and any changes in the ownership interest (in which control is retained) are to be accounted for as capital transactions. However, a change in ownership of a consolidated subsidiary that results in a loss of control is considered a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 also provides additional disclosure requirements for each reporting period. SFAS No. 160 applies to fiscal years beginning on or after December 15, 2008, with early adoption prohibited. This statement is required to be adopted prospectively, except for the following provisions, which are expected to be applied retrospectively: (i) the reclassification of noncontrolling interests to equity in the consolidated balance sheets and (ii) the adjustment to consolidated net income to include net income attributable to both the controlling and noncontrolling interests.

Reclassifications.  For comparative purposes, primarily because of the acquisition of Phelps Dodge, certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2.  ACQUISITION OF PHELPS DODGE
On March 19, 2007, FCX acquired Phelps Dodge, a fully integrated producer of copper and molybdenum, with mines in North and South America and processing capabilities for other by-product minerals, such as gold, silver and rhenium, and several development projects, including Tenke Fungurume in the Democratic Republic of Congo (DRC).

In the acquisition, each share of Phelps Dodge common stock was exchanged for 0.67 of a share of FCX common stock and $88.00 in cash. As a result, FCX issued 136.9 million shares and paid $18.0 billion in cash to Phelps Dodge shareholders. The acquisition has been accounted for under the purchase method as required by SFAS No. 141, with FCX as the accounting acquirer.

The initial estimates of the fair value of assets acquired and liabilities assumed and the results of Phelps Dodge’s operations are included in FCX’s consolidated financial statements beginning March 20, 2007.

The following table summarizes the $25.8 billion purchase price, which was funded through a combination of common shares issued, borrowings under an $11.5 billion senior credit facility, proceeds from the offering of $6.0 billion of senior notes (see Note 11 for further discussion) and available cash resources:

Phelps Dodge common stock outstanding and issuable at March 19, 2007 (in millions)	204.3
Exchange offer ratio per share of FCX common stock for each Phelps Dodge common share	0.67
Shares of FCX common stock issued (in millions)	136.9

Cash consideration of $88.00 for each Phelps Dodge common share	$17,979	[a]
Fair value of FCX common stock issued	7,781	[b]
Transaction and change of control costs and related employee benefits	136
Release of FCX deferred tax asset valuation allowances	(92)[c]
Total purchase price	$25,804

a.	Cash consideration includes cash paid in lieu of any fractional shares of FCX stock.

b.

Measurement of the common stock component of the purchase price was based on a weighted average closing price of FCX’s common stock of $56.85 for the two days prior to through two days after the public announcement of the merger on November 19, 2006.

c.
FCX determined that, as a result of the acquisition of Phelps Dodge, it will be able to realize certain U.S. tax credits for which it had previously not recognized any benefit. Recognition of these tax credits resulted in a $92 million reduction to the purchase price.

In accordance with the purchase method of accounting, the purchase price paid was determined at the date of the public announcement of the transaction and has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the closing date of March 19, 2007. FCX is continuing to value all assets acquired and liabilities assumed, and there could be additional adjustments to the estimated fair values until all valuation work is finalized in the first quarter of 2008. In valuing acquired assets and assumed liabilities, fair values were based on, but not limited to: quoted market prices, where available; the intent of FCX with respect to whether the assets purchased were to be held, sold or abandoned; expected future cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount rates and growth rates. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. A decline in copper or molybdenum prices from those used to estimate the fair values of the acquired assets could result in impairment to the carrying amounts assigned to inventories; mill and leach stockpiles; property, plant and equipment; and goodwill. At the date of acquisition of Phelps Dodge, copper price projections used to value the assets acquired ranged from a near-term price of $2.98 per pound for copper and $26.20 per pound for molybdenum to a long-term average price of $1.20 per pound for copper and $8.00 per pound for molybdenum.

A current summary of the purchase price allocation as of March 19, 2007, follows (in billions):

	Phelps		Preliminary
	Dodge		Purchase
	Historical	Fair Value	Price
	Balances	Adjustments	Allocation
Cash and cash equivalents	$4.2	$–	$4.2
Inventories, including mill and leach stockpiles	0.9	2.8	3.7
Property, plant and equipment[a]	6.0	16.1	22.1
Other assets	3.1	0.2	3.3
Allocation to goodwill[b]	–	6.3	6.3 [c]
Total assets	14.2	25.4	39.6
Deferred income taxes (current and long-term)[d]	(0.7)	(6.3)	(7.0)
Other liabilities	(4.1)	(1.5)	(5.6)
Minority interests	(1.2)	–	(1.2)
Total	$8.2	$17.6	$25.8

a.	Includes amounts for proven and probable reserves and values of VBPP (see Note 1).

b.	None of the $6.3 billion of goodwill is deductible for tax purposes.

c.	Includes $160 million of goodwill associated with Phelps Dodge International Corporation (PDIC). PDIC was sold in the fourth quarter of 2007 (see Note 4).

d.	Deferred income taxes have been recognized based on the difference between the tax basis and the estimated fair values assigned to net assets.

Prior to the end of the first quarter of 2008, if information becomes available that an asset existed, a liability had been incurred or an asset had been impaired as of the acquisition date, and the amounts can be reasonably estimated, such items will be included in the purchase price allocation.

Goodwill, which arose with FCX’s acquisition of Phelps Dodge, is attributed to a number of potential strategic and financial benefits that are expected to be realized, including, but not limited to, the following:

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

•
The combined company has long-lived, geographically diverse reserves, totaling 93.2 billion pounds of copper, 41.0 million ounces of gold and 2.0 billion pounds of molybdenum as of December 31, 2007 (see Note 19). Additionally, the combined company has rights to significant mineralized material that could add to reserves.

•	The combined company has exploration rights with significant potential in copper regions around the world.

Unaudited Pro Forma Financial Information.  The following unaudited pro forma financial information assumes that FCX acquired Phelps Dodge effective January 1, 2007, for the 2007 period, and effective January 1, 2006, for the 2006 period. The most significant adjustments relate to the purchase accounting impacts of increases in the carrying values of acquired metal inventories (including mill and leach stockpiles) and property, plant and equipment using March 19, 2007, metal prices and assumptions:

	Historical
		Phelps	Pro Forma	Pro Forma
	FCX	Dodge[a]	Adjustments	Consolidated
Year Ended December 31, 2007
Revenues	$16,939	$2,294	$–	$19,233	[b]
Operating income	6,555	793	(105)	7,243	[b,c]
Income from continuing operations before
income taxes and minority interests	6,133	837	(173)	6,797	[b,c,d,e,f]
Income from continuing operations applicable
to common stock	2,734	493	(166)	3,061	[b,c,d,e,f]
Diluted income from continuing operations
per share of common stock	7.41	N/A	N/A	7.41	[b,c,d,e,f]
Diluted weighted average shares outstanding	397	N/A	N/A	448	[h]

Year Ended December 31, 2006
Revenues	$5,791	$10,742	$120	$16,653	[b,g]
Operating income	2,869	4,158	(2,077)	4,950	[b,c,g]
Income from continuing operations before
income taxes and minority interests	2,826	4,766	(2,847)	4,745	[b,c,e,g]
Income from continuing operations applicable
to common stock	1,396	3,000	(2,199)	2,197	[b,c,e,g]
Diluted income from continuing operations
per share of common stock	6.63	14.74	N/A	5.54	[b,c,e,g]
Diluted weighted average shares outstanding	221	204	N/A	445	[h]

a.
For the year ended December 31, 2007, represents the results of Phelps Dodge’s operations from January 1, 2007, through March 19, 2007. Beginning March 20, 2007, the results of Phelps Dodge’s operations are included in FCX’s consolidated financial information.

Additionally, for comparative purposes the historical Phelps Dodge financial information for the year ended December 31, 2006, represents results from continuing operations, and therefore, excludes the results of PDIC (i.e., discontinued operations).

b.
Includes charges to revenues for mark-to-market accounting adjustments on copper price protection programs totaling $195 million ($119 million to net income or $0.27 per share) for 2007 and $1.2 billion ($915 million to net income or $2.06 per share) for 2006. Also includes credits for amortization of acquired intangible liabilities totaling $120 million ($76 million to net income or $0.17 per share) in each year.

c.
Includes charges associated with the impacts of the increases in the carrying values of acquired metal inventories (including mill and leach stockpiles) and property, plant and equipment, and also includes the amortization of intangible assets and liabilities resulting from the acquisition totaling $1.6 billion ($1.0 billion to net income or $2.25 per share) for 2007 and $2.2 billion ($1.4 billion to net income or $3.13 per share) for 2006.

d.	Excludes net losses on early extinguishment of debt totaling $88 million ($69 million to net income or $0.15 per share) for financing transactions related to the acquisition of Phelps Dodge.

e.
Includes net interest expense associated with debt issued in connection with the acquisition of Phelps Dodge totaling $580 million ($452 million to net income or $1.01 per share) for 2007 and $775 million ($698 million to net income or $1.57 per share) for 2006.

f.	Includes gains primarily on the sales of marketable securities totaling $85 million ($52 million to net income or $0.12 per share).

g.
Includes charges to revenues totaling $82 million ($44 million to net income or $0.10 per share) associated with the redemption of FCX’s Gold-Denominated Preferred Stock, Series II and Silver-Denominated Preferred Stock.

h.	Estimated pro forma diluted weighted average shares outstanding for the years ended December 31, 2007 and 2006, follow (in millions):

	2007	2006
Average number of basic shares of FCX common stock
outstanding prior to the acquisition of Phelps Dodge	198	191
Shares of FCX common stock issued in the acquisition	137	137
Sale of FCX shares	47	47
Mandatory Convertible Preferred Stock*	39	39
Other dilutive securities	27	31
Pro forma average number of common shares outstanding	448	445

*	See Note 13 for additional information.

The above unaudited pro forma consolidated financial information has been prepared for illustrative purposes only and is not intended to be indicative of the results that would actually have occurred, or the results expected in future periods, had the events reflected herein occurred on the dates indicated.

NOTE 3.  OWNERSHIP IN SUBSIDIARIES, JOINT VENTURES AND INVESTMENT IN PT SMELTING
Ownership in Subsidiaries.  On March 19, 2007, Phelps Dodge became a wholly owned subsidiary of FCX. Phelps Dodge is a fully integrated producer of copper and molybdenum, with mines in North America and South America, copper and molybdenum conversion facilities, and several development projects, including Tenke Fungurume in the DRC. At December 31, 2007, Phelps Dodge’s major operating copper mines in North America were Morenci, Bagdad, Sierrita and Safford located in Arizona, and Chino and Tyrone located in New Mexico. FCX has an 85 percent interest in Morenci (see “Joint Ventures – Sumitomo”) and owns 100 percent of the other North America mines. At December 31, 2007, operating copper mines in South America were Candelaria (80 percent owned), Ojos del Salado (80 percent owned) and El Abra (51 percent owned) located in Chile, and Cerro Verde (53.56 percent owned) located in Peru. Phelps Dodge also owns the Henderson and Climax molybdenum mines located in Colorado. The Henderson mine is currently operating, and the Climax mine is scheduled for restart in 2010. In addition to copper and molybdenum, certain mines produce other minerals as by-products, such as gold, silver and rhenium. At December 31, 2007, Phelps Dodge’s net assets totaled $28.0 billion and its retained earnings totaled $2.2 billion. As of December 31, 2007, FCX had no loans outstanding to Phelps Dodge.

FCX owns an effective 57.75 percent interest (through its ownership in Phelps Dodge) in Tenke Fungurume Mining, S.A.R.L. (Tenke Fungurume), a company incorporated under the laws of the DRC. The remaining ownership interests are held by Tenke Mining Corp. (TMC), which is owned by Lundin Mining Corporation (24.75 percent) and La Générale des Carrières et des Mines (Gécamines), which is wholly owned by the Government of the DRC (17.5 percent). FCX is responsible for 70 percent of project development costs and, at its joint venture partner’s election, FCX is also responsible for financing its partner’s share of project overruns of more than 25 percent of the feasibility study cost estimates. Gécamines has an undilutable carried interest and is not responsible for funding any project costs. In accordance with the terms of the agreement, Gécamines will receive asset transfer payments totaling $100 million, $65 million of which has already been paid and the remainder of which will be paid over a period of approximately three years. Tenke Fungurume will produce copper and cobalt and is expected to commence mining operations in 2009.

In February 2008, FCX received a letter from the Ministry of Mines, Government of the DRC, seeking FCX’s comment on proposed material modifications to its mining contract for the Tenke Fungurume concession, including the amount of transfer payments payable to the government, the government’s percentage ownership and involvement in the management of the mine, regularization of certain matters under Congolese law and the implementation of social plans. FCX’s mining contract was negotiated transparently and approved by the Government of the DRC following extended negotiations, and FCX believes it complies with Congolese law and is enforceable without modifications. FCX is currently working cooperatively with the Ministry of Mines to resolve these matters while continuing with its project development activities.

FCX’s direct ownership in PT Freeport Indonesia totaled 81.28 percent at December 31, 2007 and 2006. PT Indocopper Investama, an Indonesian company, owns 9.36 percent of PT Freeport Indonesia and FCX owns 100 percent of PT Indocopper Investama. In July 2004, FCX received a request from the Indonesian Department of Energy and Mineral Resources that it offer to sell shares in PT Indocopper Investama to Indonesian nationals at fair market value. In response to this request and in view of the potential benefits of having additional Indonesian ownership in the operations, FCX agreed, at the time, to consider a potential sale of an interest in PT Indocopper Investama at fair market value. Neither its Contract of Work nor Indonesian law requires FCX to divest any portion of its ownership in PT Freeport Indonesia or PT Indocopper Investama. At December 31, 2007, PT Freeport Indonesia’s net assets totaled $2.0 billion and its retained earnings totaled $1.8 billion. As of December 31, 2007, FCX had no outstanding loans to PT Freeport Indonesia. Substantially all of PT Freeport Indonesia’s assets are located in Indonesia. During 2007, the Indonesian economy posted economic gains and reported reduced inflation rates. Indonesia continues to face political, economic and social uncertainties, including separatist movements and civil and religious strife in a number of provinces.

FCX owns 100 percent of the outstanding Atlantic Copper common stock. At December 31, 2007, Atlantic Copper’s net assets totaled $154 million and retained earnings totaled a negative $234 million. FCX had a $190 million loan outstanding to Atlantic Copper, and Atlantic Copper’s debt under financing arrangements that are guaranteed by FCX totaled $56 million at December 31, 2007. Under the terms of its concentrate sales agreements with Atlantic Copper, PT Freeport Indonesia had outstanding trade receivables from Atlantic Copper totaling $172 million at December 31, 2007.

In July 2003, FCX acquired the 85.71 percent ownership interest in PT Puncakjaya Power (Puncakjaya Power) owned by affiliates of Duke Energy Corporation for $68 million cash, net of $10 million of cash acquired. Puncakjaya Power is the owner of assets supplying power to PT Freeport Indonesia’s operations, including the 3x65 megawatt coal-fired power facilities. PT Freeport Indonesia purchases power from Puncakjaya Power under infrastructure asset financing arrangements. In March 2005, FCX prepaid $187 million of bank debt associated with Puncakjaya Power’s operations. At December 31, 2007, FCX had a $70 million loan outstanding to Puncakjaya Power, PT Freeport Indonesia had infrastructure asset financing obligations payable to Puncakjaya Power totaling $162 million and Puncakjaya Power had a receivable from PT Freeport Indonesia for $212 million, including Rio Tinto’s share. FCX consolidates PT Freeport Indonesia and Puncakjaya Power. FCX’s consolidated balance sheets reflect receivables of $46 million ($9 million in other accounts receivable and $37 million in long-term assets) at December 31, 2007, and $55 million ($9 million in other accounts receivable and $46 million in long-term assets) at December 31, 2006, for Rio Tinto’s share of Puncakjaya Power’s receivable as provided for in FCX’s joint venture agreement with Rio Tinto.

Joint Ventures.  FCX has the following unincorporated joint ventures with third parties.

Rio Tinto. In March 2004, FCX purchased Rio Tinto’s 23.9 million shares of FCX common stock for $882 million (approximately $36.85 per share) with a portion of the proceeds from the sale of the 5½% Convertible Perpetual Preferred Stock (see Note 13). Rio Tinto acquired these shares from FCX’s former parent company in 1995 in connection with the spin-off of FCX as an independent company. FCX and Rio Tinto have established certain unincorporated joint ventures which were not impacted by FCX’s purchase of its shares from Rio Tinto. Under the joint venture arrangements, Rio Tinto has a 40 percent interest in PT Freeport Indonesia’s Contract of Work and the option to participate in 40 percent of any other future exploration projects in Papua, Indonesia. Under the arrangements, Rio Tinto funded $100 million in 1996 for approved exploration costs in the areas covered by Contracts of Work held by FCX subsidiaries. Agreed-upon exploration costs in the joint venture areas are shared 60 percent by FCX and 40 percent by Rio Tinto.

Pursuant to the joint venture agreement, Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver through 2021 in Block A of PT Freeport Indonesia’s Contract of Work, and, after 2021, a 40 percent interest in all production from Block A. All of PT Freeport Indonesia’s proven and probable reserves and its mining operations are located in the

Block A area. Operating, nonexpansion capital and administrative costs are shared proportionately between PT Freeport Indonesia and Rio Tinto based on the ratio of (i) the incremental revenues from production from PT Freeport Indonesia’s most recent expansion completed in 1998 to (ii) total revenues from production from Block A, including production from PT Freeport Indonesia’s previously existing reserves. PT Freeport Indonesia will continue to receive 100 percent of the cash flow from specified annual amounts of copper, gold and silver through 2021 calculated by reference to its proven and probable reserves as of December 31, 1994, and 60 percent of all remaining cash flow.

The joint venture agreement provides for adjustments to the specified annual amounts of copper, gold and silver attributable 100 percent to PT Freeport Indonesia upon the occurrence of certain events which cause an extended interruption in production to occur, including events such as the fourth-quarter 2003 Grasberg open-pit slippage and debris flow. As a result of the Grasberg slippage and debris flow events, the 2004 specified amounts attributable 100 percent to PT Freeport Indonesia were reduced by 172 million recoverable pounds for copper and 272,000 recoverable ounces for gold. Pursuant to agreements in 2005 and early 2006 with Rio Tinto, these reductions were partially offset by increases in the specified amounts attributable 100 percent to PT Freeport Indonesia totaling 62 million recoverable pounds for copper and 170,000 recoverable ounces for gold in 2005, and 110 million recoverable pounds for copper and 102,000 recoverable ounces for gold in 2021. The payable to Rio Tinto for its share of joint venture cash flows totaled $68 million at December 31, 2007, and $69 million at December 31, 2006.

Sumitomo. FCX owns an 85 percent undivided interest in Morenci via an unincorporated joint venture. The remaining 15 percent is owned by Sumitomo, a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation. Each partner takes in kind its share of Morenci’s production. During the period March 20, 2007 to December 31, 2007, Phelps Dodge purchased 87 million pounds of Morenci’s copper cathode from Sumitomo for $299 million. FCX had a $10 million net payable to Sumitomo at December 31, 2007.

Investment in PT Smelting.  PT Smelting, an Indonesian company, operates a smelter/refinery in Gresik, Indonesia. During 2006, PT Smelting completed an expansion of its production capacity to 275,000 metric tons of copper per year from 250,000 metric tons. PT Freeport Indonesia, Mitsubishi Materials Corporation (Mitsubishi Materials), Mitsubishi Corporation (Mitsubishi) and Nippon Mining & Metals Co., Ltd. (Nippon) own 25 percent, 60.5 percent, 9.5 percent, and 5 percent, respectively, of the outstanding PT Smelting common stock. PT Freeport Indonesia provides nearly all of PT Smelting’s copper concentrate requirements. Under the PT Smelting contract, for the first 15 years of PT Smelting’s commercial operations beginning December 1998, the treatment and refining charges on the majority of the concentrate PT Freeport Indonesia provides will not fall below specified minimum rates ($0.21 per pound after March 2004), subject to renegotiation in 2008. The rate was approximately $0.38 per pound during 2007. PT Smelting had project-specific debt, nonrecourse to PT Freeport Indonesia, totaling $219 million at December 31, 2007 and $262 million at December 31, 2006.

NOTE 4.  DISCONTINUED OPERATIONS
On October 31, 2007, FCX sold its international wire and cable business, PDIC, for $735 million, which resulted in a net loss of $14 million ($9 million to net income) for transaction-related costs. The transaction generated after-tax proceeds of approximately $650 million (net proceeds of $597 million after taxes, transaction related costs and PDIC cash).

As a result of the sale, the operating results of PDIC have been removed from continuing operations and reported as discontinued operations in the consolidated statements of income. Selected financial information that has been reported as discontinued operations for the period March 20, 2007, through December 31, 2007, follows:

Revenues	$937
Operating income	78
Provision for income taxes	(24)
Income from discontinued operations	35

Cash flows from discontinued operations for the year ended December 31, 2007, have not been separately identified in the consolidated statements of cash flows.

NOTE 5.  INVENTORIES, AND MILL AND LEACH STOCKPILES
The components of inventories follow:

	December 31,
	2007	2006
Mining Operations:
Raw materials	$1	$–
Work-in-process	71	11
Finished goods[a]	898	4
Atlantic Copper:
Raw materials (concentrates)	164	189
Work-in-process	220	168
Finished goods	6	12
Total product inventories	1,360	384
Total materials and supplies, net[b]	818	340
Total inventories	$2,178	$724

a.	Primarily includes concentrates and cathodes.

b.	Materials and supplies inventory is net of obsolescence reserves totaling $16 million at both December 31, 2007, and December 31, 2006.

FCX acquired mill and leach stockpiles in the Phelps Dodge acquisition. The following is a detail of mill and leach stockpiles as of December 31, 2007:

	North	South
	America	America	Total
Current:
Mill stockpiles	$–	$6	$66
Leach stockpiles	630	71	7011
Total current mill and leach stockpiles	$630	$77	$7077

Long-term[a]:
Mill stockpiles	$–	$248	$2488
Leach stockpiles	685	173	8588
Total long-term mill and leach stockpiles	$685	$421	$1,1066

a.	Materials in stockpiles not expected to be recovered within the next 12 months.

NOTE 6.  PROPERTY, PLANT, EQUIPMENT AND DEVELOPMENT COSTS, NET
The components of net property, plant, equipment and development costs follow:

	December 31,
	2007	2006
Proven and probable reserves	$13,797	$–
VBPP	2,103	–
Development and other	2,516	1,538
Buildings and infrastructure	2,300	1,501
Machinery and equipment	6,023	2,261
Mobile equipment	2,106	757
Construction in progress	1,197	162
Property, plant, equipment and development costs	30,042	6,219
Accumulated depreciation, depletion and amortization	(4,327)	(3,120)
Property, plant, equipment and development costs, net	$25,715	$3,099

FCX recorded $2,196 million for VBPP in connection with the Phelps Dodge acquisition and transferred $93 million to proven and probable reserves during 2007.

FCX’s capitalized interest totaled $147 million in 2007, $11 million in 2006 and $4 million in 2005. Capitalized interest in 2007 primarily related to development projects at Safford and Tenke Fungurume.

NOTE 7.  GOODWILL, AND INTANGIBLE ASSETS AND LIABILITIES
Goodwill.  Changes in the carrying amount of goodwill for the year ended December 31, 2007, follows:

At January 1, 2007	$–
Acquisition of Phelps Dodge	6,265
Additions[a]	21
Disposal of PDIC (see Note 4)	(181)
At December 31, 2007	$6,105

a.	In 2007, FCX acquired minority shareholders’ interests in several of its subsidiaries, which were subsequently included in the sale of PDIC.

FCX recorded goodwill in connection with the Phelps Dodge acquisition. This amount represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed and is subject to adjustment as FCX finalizes its analysis of these fair values in the first quarter of 2008. In accordance with accounting rules, goodwill resulting from a business combination is assigned to the acquiring entity's reporting units that are expected to benefit from the business combination. Adjustments to the recorded values of the assets acquired and liabilities assumed in the acquisition of Phelps Dodge may occur until such values are finalized. Accordingly, the allocation of goodwill to reporting units, which FCX has determined will include its individual mines, will be completed when FCX finalizes the purchase price allocation in the first quarter of 2008.

Goodwill has an indefinite useful life and is not amortized, but rather is tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a related reporting unit below its carrying amount. Although the allocation of goodwill to reporting units has not yet been finalized, FCX performed an initial impairment evaluation in the fourth quarter of 2007 based on a preliminary allocation and concluded that there was no impairment of goodwill as of December 31, 2007.

Intangible Assets and Liabilities.  Intangible assets (included in other assets) and intangible liabilities (included in other liabilities – see Note 10) at December 31, 2007, which were acquired in connection with the acquisition of Phelps Dodge, follow:

	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
Water rights	$220	$(1)	$2195
Power contracts	169	(38)	1311
Patents and process technology	48	(2)	466
Royalty payments	39	(2)	377
Tire contracts	39	(4)	355
Other intangibles	4	–	44
Total intangible assets	$519	$(47)	$4722

Treatment and refining terms in
sales contracts	$(52)	$9	$(433)
Molybdenum sales contracts	(115)	111	(44)
Total intangible liabilities	$(167)	$120	$(477)

Amortization of intangible assets recognized in production and delivery costs was $47 million in 2007, and amortization of intangible liabilities recognized in revenues totaled $120 million in 2007. The estimated net amortization expense for the next five years totals $53 million in 2008, $26 million in 2009, $27 million in 2010, $25 million in 2011 and $31 million in 2012.

NOTE 8.  TRUST ASSETS
The following is a detail of trust assets at December 31, 2007, which were acquired in connection with the acquisition of Phelps Dodge:

Global reclamation and remediation	$544	[a]
Rabbi trust	23
Change of control	21
Non-qualified retirement benefits	18
Total trust assets	$606

a.	Includes $106 million of legally restricted funds for AROs at the Chino, Tyrone and Cobre mines (see Note 15).

NOTE 9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following provides additional information regarding accounts payable and accrued liabilities.

	December 31,
	2007	2006
Accounts payable	$1,195	$320
Salaries, wages and other compensation	278	80
Current deferred tax liability	171	–
Accrued interest	144	22
Community development contributions	118	–
Pension, postretirement, postemployment and other
employee benefits[a]	108	8
Other	331	346
Total accounts payable and accrued liabilities	$2,345	$776

a.	See Note 10 for long-term portion and Note 12 for further discussion.

NOTE 10.  OTHER LIABILITIES
The following provides additional information regarding other liabilities.

	December 31,
	2007	2006
Pension, postretirement, postemployment and other
employment benefits and long-term incentive
compensation[a]	$644	$168
Reserve for uncertain tax benefits	115	–
Accrued long-term tax liability	80	–
Atlantic Copper contractual obligation to
insurance company (see Note 12)	72	70
Other	195	30
Total other liabilities	$1,106	$268

a.	See Note 9 for short-term portion and Note 12 for further discussion.

NOTE 11.  LONG-TERM DEBT
The following is a detail of long-term debt:

	December 31,
	2007	2006
Senior Credit Facility	$–	$–
Senior Notes:
8.375% Senior Notes due 2017	3,500	–
8.25% Senior Notes due 2015	1,500	–
Senior floating rate notes due 2015	1,000	–
6⅞% Senior Notes due 2014	340	340
9½% Senior Notes due 2031	239	–
8¾% Senior Notes due 2011	118	–
6⅛% Senior Notes due 2034	115	–
7⅛% Debentures due 2027	115	–
7% Convertible Senior Notes due 2011	1	7
10⅛% Senior Notes due 2010	–	273
Other (including equipment capital leases and
short-term borrowings)	283	60
Total debt	7,211	680
Less current portion of long-term debt and
short-term borrowings	(31)	(19)
Long-term debt	$7,180	$661

Senior Credit Facility.  In connection with financing FCX’s acquisition of Phelps Dodge, FCX used proceeds from its borrowings under its $11.5 billion senior credit facility. At the close of the Phelps Dodge acquisition, the senior credit facility consisted of a $2.5 billion senior term loan due March 2012, a $7.5 billion Tranche B term loan due March 2014 and $1.5 billion in revolving credit facilities due March 2012, with no amounts drawn on the revolving credit facilities. The revolving credit facilities are composed of (i) a $1.0 billion revolving credit facility available to FCX and (ii) a $0.5 billion revolving credit facility available to both FCX and PT Freeport Indonesia. The $0.5 billion revolving credit facility represents an amendment to the FCX and PT Freeport Indonesia revolver that was scheduled to mature in 2009. FCX used proceeds from equity offerings, operating cash flows and asset sales to prepay the $10 billion of term loans by December 31, 2007.

Interest on the revolving credit facilities is based on the London Interbank Offered Rate (LIBOR) plus 0.75 percent, subject to an increase or decrease in the interest rate margin based on the credit ratings assigned by Standard and Poor’s Rating Services and Moody’s Investor Services. At December 31, 2007, no amounts were outstanding under the revolving credit facilities.

The senior credit facility also contains covenants, including limitations on indebtedness, liens, asset sales, restricted payments and transactions with affiliates. Financial leverage ratios must be met in order to incur certain indebtedness and are required to be maintained when there are amounts drawn or letters of credit outstanding under the revolving credit facilities. The senior credit facility is guaranteed by certain wholly owned subsidiaries of FCX and is secured by the pledge of equity in substantially all of these subsidiary guarantors and certain other non-guarantor subsidiaries of FCX, and intercompany indebtedness owed to FCX. Borrowings by FCX and PT Freeport Indonesia under the $0.5 billion revolver are also secured with a pledge of 50.1 percent of the outstanding stock of PT Freeport Indonesia, over 90 percent of the assets of PT Freeport Indonesia and, with respect to borrowings by PT Freeport Indonesia, a pledge of the Contract of Work.

During 2007, FCX recorded net charges totaling $154 million ($120 million to net income or $0.30 per diluted share) for early extinguishment of debt related to the accelerated recognition of deferred financing costs associated with the repayment of amounts under the senior credit facility.

Senior Notes.  In March 2007, in connection with financing FCX’s acquisition of Phelps Dodge, FCX sold $3.5 billion of 8.375% Senior Notes due April 2017, $1.5 billion of 8.25% Senior Notes due April 2015 and $1.0 billion of senior floating notes due April 2015 for total net proceeds of $5.9 billion. Interest on the senior notes is payable semiannually on April 1 and October 1. Interest on the senior floating rate notes due April 2015 accrues at six-month LIBOR plus 3.25 percent. The weighted-average interest rate on these senior floating rate notes was 7.85 percent at December 31, 2007. These notes are redeemable in whole or in part, at the option of FCX, at make-whole redemption prices prior to the redemption dates, and afterwards at stated redemption prices. The terms of the agreements allow for optional make-whole redemptions prior to April 1, 2009, for the senior floating rate notes; April 1, 2011, for the 8.25% Senior Notes; and April 1, 2012, for the 8.375% Senior Notes. The indenture governing the notes contains restrictions on incurring debt, creating liens, selling assets, making restricted payments and entering into certain transactions with affiliates.

In February 2004, FCX sold $350 million of 6⅞% Senior Notes due February 2014 for net proceeds of $344 million. Interest on the notes is payable semiannually on February 1 and August 1. These notes are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price prior to February 1, 2009, and afterwards at stated redemption prices. During 2004, FCX purchased in open market transactions $10 million of its 6⅞% Senior Notes. The indenture governing the notes contains certain restrictions on incurring debt, creating liens, selling assets, making restricted payments and entering into certain transactions with affiliates. At the time of the Phelps Dodge acquisition, the 6⅞% Senior Notes received the benefit of the same guarantees and subsidiary pledges provided under the FCX senior credit facility. This security could be released under certain circumstances involving changes in FCX’s capital structure.

The 9½% Senior Notes due June 2031 and the 8¾% Senior Notes due June 2011 bear interest payable semi-annually on June 1 and December 1. These notes are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price. In March 2007, in connection with the acquisition of Phelps Dodge, FCX assumed these senior notes with a stated value of $306 million, which was increased by $54 million to reflect the fair market value of these obligations at the acquisition date. The increase in value will be amortized over the term of the notes and recorded as a reduction of interest expense. At December 31, 2007, the principal amount of the 9½% Senior Notes was $194 million and the 8¾% Senior Notes was $108 million. In February 2008, FCX purchased in an open market transaction $33 million of the 9½% Senior Notes for $46 million, which will result in a net charge of $6 million ($5 million to net income) in the first quarter of 2008.

The 6⅛% Senior Notes due March 2034 bear interest payable semi-annually on March 15 and September 15. These notes are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price. In March 2007, in connection with the acquisition of Phelps Dodge, FCX assumed these senior notes with a stated value of $150 million, which was reduced by $11 million to reflect the fair market value of these obligations at the acquisition date. The decrease in value will be amortized over the term of the notes and recorded as additional interest expense. During 2007, FCX purchased in an open market transaction $26 million of these notes and recorded charges of $2 million ($2 million to net income or less than $0.01 per diluted share) as a result of this transaction. At December 31, 2007, the principal amount of these senior notes was $124 million.

The 7⅛% Debentures due November 2027 bear interest payable semi-annually on May 1 and November 1. The debentures are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price. In March 2007, in connection with the acquisition of Phelps Dodge, FCX assumed these debentures with a stated and fair value of $115 million. At December 31, 2007, the principal amount of these debentures was $115 million.

In February 2003, FCX sold $575 million of 7% Convertible Senior Notes due February 2011 for net proceeds of $559 million. Interest on the notes is payable semiannually on March 1 and September 1. The notes were initially convertible, at the option of the holder, at any time on or prior to maturity into shares of FCX’s common stock at a conversion price of $30.87 per share, which was equal to a conversion rate of approximately 32.39 shares of common stock per $1,000 principal amount of notes. The conversion rate is adjustable when dividends over a twelve-month period exceed a certain threshold. As a result of FCX’s cumulative twelve-month dividends through February 2007, the conversion price was adjusted to $30.16 per share, which is equal to a conversion rate of approximately 33.16 shares of common stock per $1,000 principal amount of notes. No further adjustments to the conversion price have been required since that time. In 2005, FCX privately negotiated transactions to induce conversion of $251 million of these notes into 8.1 million shares of FCX common stock, which resulted in a 2005 net charge of $25 million ($23 million to net income or $0.11 per diluted share). In 2006, FCX completed a tender offer and privately negotiated transactions to induce conversions of $317 million of these notes into 10.3 million shares of FCX common stock, which resulted in a 2006 net charge of $31 million ($30 million to net income or $0.13 per diluted share). In 2007, $6 million of these notes were converted into 0.2 million shares of FCX common stock and the balance at December 31, 2007, was $1 million.

In January 2003, FCX sold $500 million of 10⅛% Senior Notes due 2010 for net proceeds of $487 million. In 2005, FCX purchased in open market transactions $216 million of these notes and recorded transaction-related charges of $27 million ($17 million to net income or $0.08 per diluted share). In 2006, FCX purchased in an open market transaction $11 million of these notes and recorded transaction-related charges of $1 million ($1 million to net income or less than $0.01 per diluted share). During 2007, FCX purchased in an open market transaction the remaining $273 million of these notes and recorded transaction-related charges of $17 million ($10 million to net income or $0.02 per diluted share).

All of FCX’s senior notes are unsecured, except for the 6⅞% Senior Notes.

Redeemable Preferred Stock.  As discussed in Note 1, pursuant to SFAS No. 150, mandatorily redeemable preferred stock is classified as debt.

At December 31, 2005, FCX had outstanding 4.3 million depositary shares representing 215,279 shares of its Gold-Denominated Preferred Stock, Series II totaling $167 million. Each depositary share had a cumulative quarterly cash dividend equal to the value of 0.0008125 ounce of gold and was redeemed in February 2006 for the cash value of 0.1 ounce of gold ($236 million). The mandatory redemption resulted in a $167 million decrease in debt and a loss recognized in 2006 revenues of $69 million ($37 million to net income or $0.17 per diluted share).

At December 31, 2005, FCX had outstanding 4.8 million depositary shares representing 14,875 shares of its Silver-Denominated Preferred Stock totaling $13 million. Each depositary share had a cumulative quarterly cash dividend equal to the value of 0.0051563 ounce of silver. On August 1, 2006, FCX funded the last of eight scheduled annual redemption payments on its Silver-Denominated Preferred Stock for $26 million, resulting in a $13 million decrease in debt. The mandatory redemptions also resulted in losses recognized in revenues totaling $13 million in 2006 and $5 million in 2005.

Restrictive Covenants.  The senior credit facility, the $6.0 billion of senior notes used to finance the acquisition of Phelps Dodge and the 6⅞% Senior Notes contain covenants that limit FCX’s ability to make certain payments. These restrictions vary among the instruments, but generally limit FCX’s ability to pay certain dividends on common and preferred stock, repurchase or redeem common and preferred equity, prepay subordinated debt and make certain investments. At December 31, 2007, the most restrictive of these covenants allowed for such payments up to a limit of $5.1 billion.

Maturities. Maturities of debt instruments based on the amounts and terms outstanding at December 31, 2007, total $31 million in 2008, $49 million in 2009, $22 million in 2010, $141 million in 2011, $74 million in 2012 and $6,894 million thereafter.

NOTE 12.  EMPLOYEE BENEFITS
Pension Plans.  Following is a discussion of FCX’s pension plans.

Phelps Dodge Plans. As a result of the acquisition of Phelps Dodge, FCX acquired trusteed, non-contributory pension plans covering substantially all of Phelps Dodge’s U.S. employees and some employees of its international subsidiaries. The applicable Phelps Dodge plan design determines the manner in which benefits are calculated for any particular group of employees. For certain of these plans, benefits are calculated based on final average monthly compensation and years of service. In the case of other plans, benefits are calculated based on a fixed amount for each year of service. Participants in the Phelps Dodge plans generally vest in their accrued benefits after five years of service. Non-bargained Phelps Dodge employees hired after December 31, 2006, are not eligible to participate in the Phelps Dodge U.S. pension plan.

FCX’s funding policy for these plans provides that contributions to pension trusts shall be at least equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, for U.S. plans; or, in the case of international plans, the minimum legal requirements that may be applicable in the various countries. Additional contributions also may be made from time to time. At the date of acquisition, Phelps Dodge had plans where the plan assets exceeded the benefit obligations (overfunded plans) and plans where the benefit obligations exceeded the plan assets (underfunded plans).

FCX’s policy for determining asset-mix targets for the Phelps Dodge Corporation Defined Benefit Master Trust (Master Trust) includes the periodic development of asset/liability studies to determine expected long-term rates of return and expected risk for various investment portfolios. Management considers these studies in the formal establishment of asset-mix targets that are reviewed by FCX’s trust investment committee. The expected rate of return on plan assets is evaluated at least annually, taking into consideration its asset allocation, historical returns on the types of assets held in the Master Trust, and the current economic environment. For U.S. plans, the determination of the expected long-term rate of return on plan assets is based on expected future performance of the plan asset mix and active plan asset management. Based on these factors, FCX expects the pension assets will earn an average of 8.5 percent per annum during the 10 years beginning January 1, 2008, with a standard deviation of 8.9 percent. The 8.5 percent estimation was based on a passive return on a compound basis of 8.0 percent and a premium for active management of 0.5 percent reflecting the target asset allocation and current investment array. On an arithmetic average basis, the passive return would have been 8.4 percent with a premium for active management of 0.5 percent.

For estimation purposes, FCX assumes the long-term asset mix for these plans generally will be consistent with the current mix. Changes in the asset mix could impact the amount of recorded pension income or expense, the funded status of the plans and the need for future cash contributions. A lower-than-expected return on assets also would decrease plan assets and increase the amount of recorded pension expense (or decrease recorded pension income) in future years. When calculating the expected return on plan assets, FCX uses the market value of assets.

Among the assumptions used to estimate the benefit obligation is a discount rate used to calculate the present value of expected future benefit payments for service to date. The discount rate assumption for FCX’s U.S. plans is designed to reflect yields on high-quality, fixed-income investments for a given duration. The determination of the discount rate for these plans is based on expected future benefit payments for service to date together with the Citibank Pension Discount Curve. Changes in this assumption are reflected in FCX’s benefit obligation and, therefore, in the liabilities and income or expense that is recorded.

Other FCX Plans. During 2000, FCX and FM Services Company, FCX’s wholly owned subsidiary, elected to terminate their defined benefit pension plans covering substantially all U.S. and certain overseas expatriate employees and replace these plans with defined contribution programs, as further discussed below. All participants’ account balances in the defined benefit plans were fully vested on June 30, 2000, and interest credits continue to accrue under the plans until the assets are finally liquidated. The final distribution of benefits will occur once approved by the Internal Revenue Service. The plans’ investment portfolios were liquidated and invested in primarily short duration fixed-income securities in the fourth quarter of 2000 to reduce exposure to equity market volatility and then to cash and bank deposits in late 2006 in anticipation of liquidating the plans. Included in the FCX plan assets shown in the table below is $13 million related to these two plans, and the unfunded liability totaled $8 million at December 31, 2007.

In February 2004, FCX established an unfunded Supplemental Executive Retirement Plan (SERP) for its two most senior executive officers. The SERP provides for retirement benefits payable in the form of a joint and survivor annuity or an equivalent lump sum. The annuity will equal a percentage of the executive’s highest average compensation for any consecutive three-year period during the five years immediately preceding the earlier of the executive’s retirement or completion of 25 years of credited service. The SERP benefit will be reduced by the value of all benefits due under FCX’s cash-balance pension plan and under other benefit plans sponsored by FCX or its predecessor employer. FCX also has an unfunded pension plan for its directors and an excess benefits plan for its executives.

PT Freeport Indonesia Plan. PT Freeport Indonesia has a defined benefit pension plan denominated in Indonesian rupiah covering substantially all of its Indonesian national employees. PT Freeport Indonesia funds the plan and invests the assets in accordance with Indonesian pension guidelines. The pension obligation was valued at an exchange rate of 9,390 rupiah to one U.S. dollar on December 31, 2007, and 8,989 rupiah to one U.S. dollar on December 31, 2006. Indonesian labor laws enacted in 2003 require that companies provide a minimum level of benefits to employees upon employment termination based on the reason for termination and the employee’s years of service. PT Freeport Indonesia’s pension benefit disclosures include benefits related to this law. PT Freeport Indonesia’s expected rate of return on plan assets is evaluated at least annually, taking into consideration its historical yield and the long range estimated return for the plan based on the asset mix.

Atlantic Copper Plan. Atlantic Copper has a contractual obligation denominated in euros to supplement amounts paid to certain retired Spanish national employees. As required by Spanish law, beginning in August 2002, Atlantic Copper began funding 7.2 million euros ($11 million based on a December 31, 2007, exchange rate of $1.47 per euro) annually for 15 years to an approved insurance company for its estimated 72 million euro contractual obligation to the retired employees. The insurance company invests the plan assets in accordance with Spanish regulations, and Atlantic Copper has no control over these investments. Atlantic Copper is amortizing the unrecognized net actuarial loss over the remaining nine-year funding period.

Plan Information. FCX uses a measurement date of December 31 for its plans. In some plans, the plan assets exceed the accumulated benefit obligations, while in the remainder, the accumulated benefit obligations exceed the plan assets. The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for those plans where the accumulated benefit obligations exceed the plan assets:

	December 31,
	2007	2006
Projected benefit obligation	$230	$187
Accumulated benefit obligation	259	166
Fair value of plan assets	66	57

Information as of December 31, 2007 and 2006, on the FCX (including Phelps Dodge’s plans as of December 31, 2007; FCX’s SERP, director and excess benefits plans; and FM Services Company’s plans), PT Freeport Indonesia and Atlantic Copper plans follows:

			PT Freeport
	FCX		Indonesia		Atlantic Copper
	2007	2006	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$50	$50	$54	$40	$83	$76
Acquisition of Phelps Dodge	1,370	–	–	–	–	–
Service cost	24	–	5	4	–	–
Interest cost	62	2	5	5	5	5
Actuarial (gains) losses	(78)	–	7	5	–	–
Divestitures	(5)	–	–	–	–	–
Foreign exchange loss (gain)	2	–	(3)	4	8	10
Benefits paid	(83)	(2)	(3)	(4)	(9)	(8)
Benefit obligation at end of year	1,342	50	65	54	87	83

Change in plan assets:
Fair value of plan assets at
beginning of year	13	15	30	22	14	12
Acquisition of Phelps Dodge	1,374	–	–	–	–	–
Actual return on plan assets	113	–	4	3	–	–
Employer contributions[a]	24	–	8	7	10	10
Foreign exchange gain (loss)	1	–	(1)	2	–	–
Benefits paid	(83)	(2)	(3)	(4)	(9)	(8)
Fair value of plan assets at end
of year	1,442	13	38	30	15	14

Funded status	$100	$(37)	$(27)	$(24)	$(72)	$(69)

Accumulated benefit obligation	$1,252	$50	$39	$33	$87	$83

Weighted-average assumptions
used to determine benefit
obligations (percent):
Discount rate	6.30 [b]	4.00 [c]	10.25	10.50	6.77	6.77
Rate of compensation increase	4.25 [b]	N/A [c]	8.00	9.00	N/A	N/A

Balance sheet classification of
funded status:
Other assets and deferred charges	$195	$–	$–	$–	$–	$–
Accounts payable and
accrued liabilities	(7)	(1)	(1)	(1)	–	–
Other liabilities	(88)	(36)	(26)	(23)	(72)	(69)
Total	$100	$(37)	$(27)	$(24)	$(72)	$(69)

a.
Employer contributions for 2008 are expected to approximate $7 million for the FCX plans, $10 million for the PT Freeport Indonesia plan (based on a December 31, 2007, exchange rate of 9,390 Indonesian rupiah to one U.S. dollar) and $11 million for the Atlantic Copper plan (based on a December 31, 2007, exchange rate of $1.47 per euro).

b.
As discussed above, FCX and FM Services Company elected to terminate their defined benefit pension plans and ceased accruing benefits on June 30, 2000. The discount rate shown only relates to the Phelps Dodge and the excess benefit plans. The discount rate for the SERP plan was 4.0 percent. The rate of compensation increase shown only relates to the Phelps Dodge plans.

c.	The assumptions shown only relate to the SERP.

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for FCX’s pension plans (including Phelps Dodge’s plans for the period March 20, 2007, through December 31, 2007; FCX’s SERP, director and excess benefits plans; and FM Services Company’s plans) for the years ended December 31, 2007, 2006 and 2005, follow:

	2007	2006	2005
Weighted-average assumptions:
Discount rate
FCX SERP	4.00%	6.00%	6.00%
Phelps Dodge plans	5.78%	N/A	N/A
Expected return on plan assets[a]	8.50%	N/A	N/A
Rate of compensation increase[a]	4.25%	N/A	N/A

Service cost	$24	$–	$1
Interest cost	62	2	3
Expected return on plan assets	(90)	–	(1)
Amortization of prior service cost	4	4	4
Net periodic benefit cost	$–	$6	$7

a.	The assumptions shown only relate to the Phelps Dodge plans.

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for PT Freeport Indonesia’s and Atlantic Copper’s pension plans for the years ended December 31, 2007, 2006 and 2005, follow:

	PT Freeport Indonesia
	2007	2006	2005
Weighted-average assumptions:
Discount rate	10.50%	12.00%	12.00%
Expected return on plan assets	10.00%	10.00%	10.00%
Rate of compensation increase	9.00%	10.00%	10.00%

Service cost	$5	$4	$3
Interest cost	5	5	3
Expected return on plan assets	(3)	(3)	(1)
Amortization of prior service cost	1	1	1
Amortization of net actuarial loss	1	1	1
Net periodic benefit cost	$9	$8	$7

	Atlantic Copper
	2007	2006	2005
Weighted-average assumptions:
Discount rate	6.77%	6.77%	6.77%
Expected return on plan assets	–	–	–
Rate of compensation increase	N/A	N/A	N/A

Interest cost	$5	$5	$5
Amortization of net actuarial loss	–	1	1
Net periodic benefit cost	$5	$6	$6

Included in accumulated other comprehensive income (loss) at December 31, 2007, are the following amounts that have not been recognized in net periodic pension cost: unrecognized prior service costs of $9 million ($7 million net of tax and minority interest share) and unrecognized actuarial gains of $75 million ($44 million net of tax and minority interest share). The amounts expected to be recognized in net periodic pension cost for 2008 are $5 million ($3 million net of tax and minority interest share) for prior service costs and $2 million ($2 million net of tax and minority interest share) for actuarial losses.

FCX does not expect to have any plan assets returned to it in 2008. The pension plan weighted-average asset allocations for the FCX and PT Freeport Indonesia plans at December 31, 2007 and 2006, follow:

	FCX		PT Freeport Indonesia
	2007	2006	2007	2006
Equity securities	55%	–	19%	–
Fixed income	35	100%	74	100%
Real estate	7	–	–	–
Other	3	–	7	–
Total	100%	100%	100%	100%

The FCX and FM Services Company pension plans were terminated in 2000 as discussed above. Therefore, $13 million of the plan assets at December 31, 2007, will be liquidated and any unfunded benefits will be paid after Internal Revenue Service approval. The expected benefit payments for FCX’s (including Phelps Dodge’s plans, and FCX’s SERP, director and excess benefits plans) and PT Freeport Indonesia’s pension plans follow.

		PT Freeport
	FCX	Indonesia[a]
2008	$79	$2
2009	94	10
2010	78	8
2011	80	7
2012	110	8
2013 through 2017	461	50

a.	Based on a December 31, 2007, exchange rate of 9,390 Indonesian rupiah to one U.S. dollar.

Atlantic Copper’s plan is administered by a third-party insurance company, and Atlantic Copper is not provided asset allocations or benefit payment projections.

Postretirement and Other Benefits.  FCX also provides postretirement medical and life insurance benefits for certain U.S employees and, in some cases, employees of certain international subsidiaries. These postretirement benefits vary among plans, and many plans require contributions from retirees. The expected cost of providing such postretirement benefits is accrued during the years employees render service.

As a result of the acquisition of Phelps Dodge, FCX acquired postretirement obligations with a fair value of $82 million (representing a benefit obligation of $255 million less the fair value of plan assets of $173 million). Plan assets for these plans consist of two Voluntary Employees’ Beneficiary Association (VEBA) trusts. One trust is dedicated to funding postretirement medical obligations and the other to funding postretirement life insurance obligations for eligible U.S. retirees of Phelps Dodge. At December 31, 2007, assets of the VEBA trusts were invested in U.S. fixed-income securities.

FCX’s funding policy provides that contributions to the VEBA trusts shall be at least sufficient to pay plan benefits as they come due. Additional contributions may be made from time to time. For participants not eligible to receive payments from the VEBA trusts, FCX’s funding policy provides that contributions shall be at least equal to the cash basis obligations.

The expected rate of return on plan assets for FCX’s postretirement medical and life insurance benefit plans and the discount rate were determined on the same basis as FCX’s pension plans.

Information for the years ended December 31, 2007 and 2006, on the postretirement benefit plans follows:

	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$4	$5
Acquisition of Phelps Dodge	255	–
Service cost	1	–
Interest cost	11	–
Actuarial losses (gains)	8	(1)
Benefits paid, net of employee contributions	(23)	–
Benefit obligation at end of year	256	4

Change in plan assets:
Fair value of plan assets at beginning of year	–	–
Acquisition of Phelps Dodge	173	–
Actual return on plans assets	5	–
Employer contributions[a]	2	–
Benefits paid	(30)	–
Fair value of plan assets at end of year	150	–

Funded status	$(106)	$(4)

Discount rate assumption (percent)	6.00	5.75

Balance sheet classification of funded status:
Accounts payable and accrued liabilities	$(2)	$–
Other liabilities	(104)	(4)
Total	$(106)	$(4)

a.	Employer contributions for 2008 are expected to approximate $2 million.

Expected benefit payments for these plans total $28 million for 2008, $27 million for 2009, $26 million for 2010, $25 million for 2011, $24 million for 2012, and $100 million for 2013 through 2017.

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for FCX’s postretirement benefits for the year ended December 31, 2007, follow:

Weighted-average assumptions[a]:
Discount rate – medical retiree	5.62%
Discount rate – life retiree	5.66%
Expected return on plan assets – medical retiree	3.70%
Expected return on plan assets – life retiree	4.50%

Service cost	$1
Interest cost	11
Expected return on plan assets	(5)
Net periodic benefit cost	$7

a.	The assumptions shown only relate to the Phelps Dodge plans.

FCX’s postretirement net periodic benefit costs were less than half a million for 2006 and 2005.

Included in accumulated other comprehensive income (loss) at December 31, 2007, are the following amounts that have not been recognized in net periodic benefit cost: unrecognized prior service credits of $1 million ($1 million net of tax and minority interest share) and unrecognized actuarial losses of $8 million ($5 million net of tax and minority interest share). The amount expected to be recognized in net periodic benefit cost for 2008 is less than half a million for prior service credits and actuarial losses.

The assumed medical-care trend rates at December 31, 2007 and 2006, follow:

	2007	2006
Medical-care cost trend rate assumed for
the next year	9%	10%
Rate to which the cost trend rate is assumed
to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2012	2011

Assumed medical-care cost trend rates have a significant effect on the amounts reported for postretirement medical benefits. The effect of a one percent increase or decrease in the medical-care cost trend rates assumed for postretirement medical benefits would result in increases or decreases of approximately $1 million in the aggregate service and interest cost components and approximately $9 million in the postretirement benefit obligation.

As a result of the Phelps Dodge acquisition, FCX has a number of postemployment plans covering severance, long-term disability income, continuation of health and life insurance coverage for disabled employees or other welfare benefits. At December 31, 2007, the accumulated postemployment benefit consisted of a current portion of $6 million (included in accounts payable and accrued liabilities) and a long-term portion of $43 million (included in other liabilities).

FCX also sponsors savings plans for the majority of its U.S. employees. The plans allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. These savings plans are principally qualified 401(k) plans for all U.S. salaried and non-bargained hourly employees. In these plans, participants exercise control and direct the investment of their contributions and account balances among a broad range of investment options. FCX matches a percentage of employee pre-tax deferral contributions up to certain limits, which varies by plan. In addition, the Phelps Dodge principal savings plan includes a profit sharing feature for its non-bargained employees.

During 2000, FCX and FM Services Company enhanced their primary savings plan for substantially all their employees following their decision to terminate their defined benefit pension plans. Subsequent to the enhancement, FCX and FM Services Company contribute amounts to individual accounts totaling either 4 percent or 10 percent of each employee’s pay, depending on a combination of each employee’s age and years of service as of June 30, 2000. For employees whose eligible compensation exceeds certain levels, FCX provides an unfunded defined contribution plan. The balance of this liability totaled $32 million on December 31, 2007, and $24 million on December 31, 2006.

As a result of the acquisition of Phelps Dodge, FCX also has a defined contribution plan for eligible Phelps Dodge employees hired on or after January 1, 2007. Under this plan, FCX contributes amounts to individual accounts depending on a combination of each employee’s annual salary and years of service.

The costs charged to operations for FCX’s, FM Services Company’s, and Phelps Dodge’s employee savings plans and defined contribution plans totaled $43 million in 2007, $7 million in 2006 and $5 million in 2005.

FCX has other employee benefit plans, certain of which are related to FCX’s performance, which costs are recognized currently in selling, general and administrative expenses.

NOTE 13.  STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Common Stock.  FCX has 750 million authorized shares of capital stock consisting of 700 million shares of common stock and 50 million shares of preferred stock. At the 2002 annual stockholder meeting, FCX’s stockholders approved the conversion of each outstanding share of Class A common stock into one share of Class B common stock, and in July 2007, stockholders approved removing “Class B” from the name of FCX’s common stock. FCX now has only one class of common stock.

In December 2007, FCX’s Board of Directors approved a new open market share purchase program for up to 20 million shares, which replaced FCX’s previous program. As of February 22, 2008, no shares have been purchased under this program. Under the previous 20 million share purchase program, FCX acquired 2.0 million shares for $100 million ($49.94 per share average) in 2006 and 2.4 million shares for $80 million ($33.83 per share average) in 2005. The timing of future purchases of FCX’s common stock is dependent upon a number of factors including the price of FCX’s common shares, FCX’s cash flow and financial position, copper, molybdenum and gold prices and general economic and market conditions.

Preferred Stock.  On March 28, 2007, FCX sold 28.75 million shares of 6¾% Mandatory Convertible Preferred Stock, with a liquidation preference of $100 per share, for net proceeds of $2.8 billion. The 6¾% Mandatory Convertible Preferred Stock will automatically convert on May 1, 2010, into between approximately 39 million and 47 million shares of FCX common stock at a conversion rate that will be determined based on FCX’s common stock price or other certain events. The conversion rate per $100 face amount of mandatory preferred will be 1.6327 when the FCX common stock price is at or below $61.25 and 1.3605 when the FCX common stock price is at or above $73.50. For FCX common stock prices between these levels, the conversion rate will be equal to $100 divided by FCX’s common stock price. Also the conversion rate is adjustable in any quarter that FCX’s common stock dividend exceeds $0.3125 per share. However, adjustments that do not exceed one percent are carried forward and must be made no later than August of each year. Prior to May 1, 2010, holders may convert their 6¾% Mandatory Convertible Preferred Stock at a conversion rate of 1.3605, equivalent to a conversion price of approximately $73.50 per common share. Dividends are payable quarterly on February 1, May 1, August 1 and November 1.

In March 2004, FCX sold 1.1 million shares of 5½% Convertible Perpetual Preferred Stock for net proceeds of $1.1 billion. Each share of preferred stock was initially convertible into 18.8019 shares of FCX common stock, equivalent to a conversion price of approximately $53.19 per common share. The conversion rate is adjustable upon the occurrence of certain events, including any quarter that FCX’s common stock dividend exceeds $0.20 per share. As a result of the quarterly and supplemental common stock dividends paid through February 1, 2008, each share of preferred stock is now convertible into 21.2924 shares of FCX common stock, equivalent to a conversion price of approximately $46.97 per common share. Beginning March 30, 2009, FCX may redeem shares of the preferred stock by paying cash, FCX common stock or any combination thereof for $1,000 per share plus unpaid dividends, but only if FCX’s common stock price has exceeded 130 percent of the conversion price for at least 20 trading days within a period of 30 consecutive trading days immediately preceding the notice of redemption. FCX used a portion of the proceeds from the sale to purchase 23.9 million shares of FCX common stock owned by Rio Tinto for $882 million (approximately $36.85 per share) and used the remainder for general corporate purposes. Rio Tinto no longer owns an equity interest in FCX; however, it is still PT Freeport Indonesia’s joint venture partner (see Note 3).

Stock Award Plans.  FCX currently has six stock-based compensation plans, including two Phelps Dodge plans resulting from the acquisition, all of which are stockholder approved. As of December 31, 2007, only four of the plans, which are discussed below, have awards available for grant.

FCX’s 1999 Stock Incentive Plan (the 1999 Plan) and 2003 Stock Incentive Plan (the 2003 Plan) provide for the issuance of stock options, SARs, restricted stock units and other stock-based awards. Each plan allows FCX to grant awards for up to 8 million common shares to eligible participants. In May 2004, FCX’s stockholders approved the 2004 Director Compensation Plan (the 2004 Plan). The 2004 Plan authorizes awards of options and restricted stock units for up to 1 million shares of common stock and the one-time grant of 66,882 SARs. In May 2006, FCX’s stockholders approved the 2006 Stock Incentive Plan (the 2006 Plan), and in July 2007, FCX’s stockholders approved amendments to the plan primarily to increase the number of shares. The 2006 Plan provides for the issuance of stock options, SARs, restricted stock units and other stock-based awards for up to 37 million common shares to eligible participants.

Stock options granted under all of the plans generally expire 10 years after the date of grant and vest in 25 percent annual increments beginning one year from the date of grant. Restricted stock units vest at equal increments over three or five years beginning one year from the date of grant. The plans and award agreements provide that participants will receive the following year’s vesting after retirement, except for the restricted stock units with five year vesting that do not allow acceleration because of retirement, and provide for accelerated vesting if there is a change in control (as defined in the plans). As of December 31, 2007, there were 31.3 million shares under the 2006 Plan, 0.3 million shares under the 2004 Plan, 0.1 million shares under the 2003 Plan and less than 6,000 shares under the 1999 Plan available for the grant of new awards.

FCX also has a restricted stock program that allows FCX senior executives to elect to receive restricted stock units under each of the employee plans in lieu of all or part of their cash incentive compensation. These restricted stock unit grants vest over three years, may be subject to a performance measure, and are valued on the date of grant at 50 percent above the cash incentive compensation that the employee elects to replace. Dividends on restricted stock units accrue and are subject to the award’s vesting. Stock option and SAR awards do not receive dividends.

In connection with the Phelps Dodge acquisition, former Phelps Dodge stock options and restricted stock awards were converted into 806,595 FCX stock options and 87,391 FCX restricted stock awards, which retain the terms by which they were originally granted under Phelps Dodge’s plans. The stock options carry a maximum term of 10 years with 672,134 stock options vested upon acquisition of Phelps Dodge and 134,461 stock options that vest ratably over a three-year period or the period until the participant becomes retirement-eligible, whichever is shorter. Restricted stock awards generally become fully vested in five years, with a majority of these shares having graded-vesting features in which 25 percent of the shares will vest on the third and fourth anniversaries of the award with the remaining 50 percent in the fifth year. The fair value of the restricted stock awards was determined based on the quoted market price at the time of the acquisition. FCX uses the graded-vesting method to amortize the fair value of the restricted stock awards, and for retirement-eligible participants, amortization is accelerated.

Stock-Based Compensation Cost. Compensation cost charged against earnings for stock-based awards is shown below for the years ended December 31, 2007, 2006 and 2005. FCX did not capitalize any stock-based compensation costs during the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
Stock options awarded to employees (including directors)	$71	$28	$2
Stock options awarded to nonemployees	5	3	1
Restricted stock units in lieu of cash awards	67	23	18
Restricted stock awards to employees	6	–	–
Restricted stock units awarded to directors	3	1	–
Stock appreciation rights	7	1	2
Total stock-based compensation cost[a]	159	56	23
Tax benefit	(62)	(20)	(7)
Minority interest share	(4)	(3)	(1)
Impact on net income	$93	$33	$15

a.
Amounts are before Rio Tinto’s share of the cost of employee exercises of in-the-money stock options, which decreased consolidated selling, general and administrative expenses by $4 million in 2007, $7 million in 2006 and $9 million in 2005.

Options and SARs. A summary of options outstanding as of December 31, 2007, including 90,145 SARs, and changes during the year ended December 31, 2007, follow:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Option Price	Term (years)	Value
Balance at January 1	5,801,716	$39.70
Granted	6,641,500	69.89
Conversion of Phelps Dodge options	806,595	28.38
Exercised	(2,276,391)	34.45
Expired/Forfeited	(213,622)	59.29
Balance at December 31	10,759,798	58.17	8.4	$476

Vested and exercisable at December 31	1,008,152	29.57	5.8	$73

Summaries of options outstanding, including SARs, and changes during the years ended December 31, 2006 and 2005, follow:

	2006		2005
		Weighted		Weighted
	Number	Average	Number	Average
	of	Option	of	Option
	Options	Price	Options	Price
Balance at January 1	7,355,612	$31.43	6,866,805	$23.20
Granted	1,126,250	62.88	4,490,750	37.03
Exercised	(2,614,273)	26.51	(3,838,554)	23.24
Expired/Forfeited	(65,873)	39.12	(163,389)	31.51
Balance at December 31	5,801,716	39.70	7,355,612	31.43

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model. Expected volatility is based on implied volatilities from traded options on FCX’s stock and historical volatility of FCX’s stock. FCX uses historical data to estimate future option exercises, forfeitures and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected dividend rate is calculated as the annual dividend (excludes supplemental dividends) at the date of grant divided by the average stock price for the one-year period preceding the grant date. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option at the grant date. The weighted-average assumptions used to value stock option awards during the years ended December 31, 2007 and 2006, are noted in the following table.

	2007	2006
Expected volatility	37.3%	37.7%
Expected life of options (in years)	4.25	4.0
Expected dividend rate	2.2%	2.9%
Risk-free interest rate	4.6%	4.4%

The weighted-average grant-date fair value of options granted was $21.33 per option during 2007 and $17.67 per option during 2006. The total intrinsic value of options exercised was $96 million during 2007 and 2006. The total fair value of options vested was $29 million during 2007 and $30 million during 2006. As of December 31, 2007, FCX had $112 million of total unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted-average period of 1.2 years.

The following table includes amounts related to exercises of stock options and SARs and vesting of restricted stock units and restricted stock awards during the years ended December 31, 2007 and 2006:

	2007	2006
FCX shares tendered to pay the exercise price
and/or the minimum required taxes[a]	1,389,845	809,926
Cash received from stock option exercises	$54	$37
Actual tax benefit realized for tax deductions	138	31
Amounts FCX paid for employee taxes	68	22
Amounts FCX paid for exercised SARs	5	2

a.
Under terms of the related plans, upon exercise of stock options and vesting of restricted stock units and restricted stock awards, employees may tender FCX shares to FCX to pay the exercise price and/or the minimum required taxes.

Restricted Stock Units. As discussed above, FCX has a restricted stock program that allows FCX senior executives to elect to receive restricted stock units in lieu of all or part of their annual cash incentive compensation. The annual cash incentive is a function of FCX’s consolidated operating cash flows for the preceding year. Awards of these restricted stock units to the FCX executive officers are considered performance-based awards. To compensate for certain restrictions and the risk of forfeiture, the restricted stock units are awarded at a 50 percent premium to the market value on the date of grant. The awards vest ratably over three years, may be subject to achievement of certain performance measures, and vesting accelerates upon retirement. For retirement-eligible executives, the fair value of the restricted stock units is estimated based on projected operating cash flows for the year and is charged to expense ratably over the year the cash flows are generated.

In addition to the restricted stock units granted in lieu of cash incentive compensation, FCX also grants restricted stock units that vest in equal increments over three or five years beginning one year from the date of grant. Participants will receive the following year’s vesting after retirement (except for the restricted stock units with five year vesting that do not allow acceleration because of retirement), and the restricted stock units will vest if there is a change in control (as defined in the plans).

FCX grants restricted stock units to its directors under the 2004 Plan. The restricted stock units vest over four years. The fair value of the restricted stock units is amortized over the four-year vesting period or the period until the director becomes retirement-eligible, whichever is shorter. Upon a director’s retirement, all unvested restricted stock units immediately vest. For retirement-eligible directors, the fair value of restricted stock units is recognized on the date of grant.

A summary of outstanding unvested restricted stock units as of December 31, 2007, and activity during the year ended December 31, 2007, is presented below:

		Weighted
		Average
	Number of	Remaining	Aggregate
	Restricted	Contractual	Intrinsic
	Stock Units	Term (years)	Value
Balance at January 1	531,573
Granted	491,901
Vested	(227,101)
Forfeited	–
Balance at December 31	796,373	1.7	$82

The grant-date fair value of restricted stock units granted to FCX senior executives during the year ended December 31, 2007, was $25 million. Because this is a performance-based award and the requisite service period under SFAS No. 123R is considered to be the calendar year prior to the grant date, the entire value of this award on the date of grant was charged to expense during the calendar year prior to the date of grant.

The total grant-date fair value of restricted stock units granted to FCX directors and non-executive employees during the year ended December 31, 2007, was $4 million. The total intrinsic value of these restricted stock units vesting during the year ended December 31, 2007, was $1 million. As of December 31, 2007, FCX had

$2 million of total unrecognized compensation cost related to unvested restricted stock units expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock Awards. As discussed above, FCX has restricted stock awards that were issued in connection with the Phelps Dodge acquisition. A summary of outstanding restricted stock awards as of December 31, 2007, and activity during the year ended December 31, 2007, is presented below:

Acquisition of Phelps Dodge on March 19, 2007	87,391
Vested	(35,623)
Forfeited	(2,527)
Outstanding at December 31, 2007	49,241

The total grant-date fair value of restricted stock awards was $5 million at the acquisition date. The total fair value of shares released or vested during 2007 was $2 million. As of December 31, 2007, FCX had $6 million of total unrecognized compensation cost, including the cash portion resulting from the conversion of restricted stock awards at the acquisition date, related to unvested restricted stock awards expected to be recognized over a weighted-average period of 2.9 years.

NOTE 14.  INCOME TAXES
Geographic sources of income from continuing operations before income taxes and minority interests in consolidated subsidiaries for the years ended December 31, 2007, 2006 and 2005, consist of the following:

	2007	2006	2005
United States	$980	$25	$(134)
Foreign	5,153	2,801	2,171
Total	$6,133	$2,826	$2,037

The provision for income taxes from continuing operations for the years ended December 31, 2007, 2006 and 2005, consists of the following:

	2007	2006	2005
Current income taxes:
Federal	$458	$–	$2
State	72	–	–
Foreign	1,942	1,035	831
Total current	2,472	1,035	833

Deferred income taxes (benefits):
Federal	(295)	–	–
State	(20)	–	–
Foreign	243	166	82
Total deferred	(72)	166	82

Provision for income taxes	$2,400	$1,201	$915

A reconciliation of the U.S. federal statutory tax rate to FCX’s effective income tax rate for the years ended December 31, 2007, 2006 and 2005, follows:

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$2,147	35%	$989	35%	$713	35%
Foreign withholding tax	371	6	168	6	135	7
Foreign tax credit limitation	125	2	–	–	–	–
Reversal of APB Opinion No. 23
assertion	111	2	–	–	–	–
Percentage depletion	(284)	(5)	–	–	–	–
International tax rate differential	(184)	(3)	48	2	37	2
Other items, net	114	2	(4)	–	30	1
Provision for income taxes	$2,400	39%	$1,201	43%	$915	45%

FCX paid federal, state, local and foreign income taxes totaling $2,660 million in 2007, $1,288 million in 2006 and $670 million in 2005. FCX received refunds of federal, state, local and foreign income taxes of $123 million in 2007, $1 million in 2006 and $1 million in 2005.

The components of deferred taxes follow:

	December 31,
	2007	2006
Deferred tax assets:
Foreign tax credits	$1,004	$745
Net operating loss carryforwards	164	90
Minimum tax credits	323	90
Accrued expenses	812	–
Intercompany profit elimination	65	71
Deferred compensation	45	43
Postretirement benefits	35	–
Other	77	–
Deferred tax assets	2,525	1,039
Valuation allowances	(1,165)	(925)
Net deferred tax assets	1,360	114

Deferred tax liabilities:
Property, plant, equipment and development costs	(7,441)	(723)
Undistributed earnings	(603)	(184)
Inventory	(458)	–
Employee benefit plans	(75)	–
Other	(142)	(7)
Total deferred tax liabilities	(8,719)	(914)

Net deferred tax liabilities	$(7,359)	$(800)

At December 31, 2007, FCX had U.S. foreign tax credit carryforwards from continuing operations of $1.0 billion that will expire between 2009 and 2017. In addition, FCX had U.S. minimum tax credits carryforwards from continuing operations of $323 million. These credits can be carried forward indefinitely, but may be used only to the extent that regular tax exceeds the alternative minimum tax in any given year.

At December 31, 2007, FCX had Spanish net operating loss carryforwards from continuing operations of $387 million that expire through the year 2022. FCX also has Peruvian net operating loss carryforwards from continuing operations of $32 million that expire in 2008. In addition, FCX has U.S. state net operating loss carryforwards from continuing operations of $514 million that expire between 2008 and 2028.

On the basis of available information at December 31, 2007, FCX has provided valuation allowances for certain of its deferred tax assets where FCX believes it is likely that the related tax benefits will not be realized. At December 31, 2007, valuation allowances totaled $1.2 billion and covered all of FCX’s U.S. foreign tax credit carryforwards, a portion of its foreign net operating loss carryforwards and a portion of its U.S. state net operating loss carryforwards. At December 31, 2006, valuation allowances totaled $925 million and covered all of FCX’s U.S. foreign tax credit carryforwards, all of its U.S. minimum tax credits carryforwards and all of its foreign net operating loss carryforwards. The $240 million increase in the valuation allowance during 2007 was primarily because of additional valuation allowances recorded against U.S foreign tax credit carryforwards.

Income taxes are provided on the earnings of FCX’s material foreign subsidiaries under the assumption that these earnings will be distributed. FCX has not provided for other differences between the book and tax carrying amounts of these investments as FCX considers its ownership position to be permanent in duration and quantification of the related deferred tax liability is not practicable.

A summary of the activities associated with FCX’s FIN 48 reserve for unrecognized tax benefits, interest and penalties follows:

	Unrecognized
	Tax Benefits	Interest	Penalties
Balance at January 1, 2007	$41	$11	$–
Additions:
Acquisition of Phelps Dodge	169	7	2
Prior year tax positions	9	*	*
Current year tax positions	38	*	*
Associated with interest and penalties	–	6	–
Decreases:
Prior year tax positions	(53)	*	*
Lapse of statue of limitations	(2)	*	*
Associated with interest and penalties	–	(5)	(2)
Balance at December 31, 2007	$202	$19	$–

*  Amounts not allocated.

The reserve for unrecognized tax benefits of $202 million at December 31, 2007, includes $138 million ($125 million net of income tax benefits) that, if recognized, would reduce FCX’s provision for income taxes.

Changes in the reserve for unrecognized tax benefits associated with current year tax positions were primarily related to uncertain tax filing requirements associated with FCX’s acquisition of Phelps Dodge and uncertainties associated with FCX’s cost recovery methods. Changes in the reserve for unrecognized tax benefits associated with prior year tax positions were primarily related to the disposition of subsidiaries and refinement of estimated information to actual.

It is reasonably possible that FCX will experience a $25 million to $35 million decrease in its reserve for unrecognized tax benefits within the next twelve months. FCX would experience this decrease in relation to uncertainties associated with its cost recovery methods if a settlement is reached with taxing authorities.

FCX or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years for FCX and its significant subsidiaries that remain subject to examination are as follows:

Jurisdiction	Years Under Examination	Additional Open Years
U.S. Federal	2003-2005	2006, 2007
Indonesia	2005, 2006	2003, 2004, 2007
Peru	2003	2002, 2004-2007
Chile	–	2006-2007
Arizona	–	2003-2007
New Mexico	–	2004-2007

NOTE 15.  CONTINGENCIES
Environmental.  FCX incurred aggregate environmental capital expenditures and other environmental costs, including joint venture partners’ share, totaling $320 million in 2007, $63 million in 2006 and $44 million in 2005.

FCX subsidiaries that operate in the U.S. are subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. FCX subsidiaries that operate in the U.S. also are subject to potential liabilities arising under CERCLA or similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment, including damages to natural resources. With the passage of CERCLA in 1980, companies like Phelps Dodge became legally responsible for environmental remediation on properties previously owned or operated by them, irrespective of when the damage to the environment occurred or who caused it. That liability often is shared on a joint and several basis with all other owners and operators, meaning that each owner or operator of the property is fully responsible for the clean-up, although in many cases some or all of the other historical owners or operators no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of FCX’s acquisition of Phelps Dodge in 2007, many of the subsidiary companies FCX now owns are responsible for a wide variety of environmental remediation projects throughout the U.S. FCX expects to spend substantial sums annually for many years to address those remediation issues. Certain FCX subsidiaries have been advised by the U.S. Environmental Protection Agency (EPA), the Department of the Interior, the Department of Agriculture and several state agencies that, under CERCLA or similar state laws and regulations, they may be liable for costs of responding to environmental conditions at a number of sites that have been or are being investigated to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. As of December 31, 2007, FCX had more than 100 active remediation projects in the U.S. in more than 25 states. FCX is also subject to claims for natural resource damages where the release of hazardous substances is alleged to have injured natural resources.

A summary of changes in environmental obligations for the year ended December 31, 2007, follows:

Balance at beginning of year	$–
Liabilities assumed in the acquisition of Phelps Dodge	1,334
Additions	6
Reductions	(1)
Spending	(71)
Balance at end of year	1,268
Less current portion	(166)
Long-term portion	$1,102

As a result of the acquisition of Phelps Dodge, FCX was required to record Phelps Dodge’s environmental obligations at fair value on the acquisition date in accordance with SFAS No. 141. At the acquisition date, Phelps Dodge’s historical environmental obligations of $385 million, before purchase accounting adjustments to fair value, were based on accounting guidance provided by SFAS No. 5, “Accounting for Contingencies,” and SOP 96-1, which require that an estimated loss be recorded for a loss contingency if, prior to the issuance of the financial statements, it is probable that a liability had been incurred and the loss can be reasonably estimated. Amounts recorded under this guidance are generally not considered fair value. FCX has an environmental and legal group dedicated to the ongoing review and monitoring of environmental remediation sites. At the acquisition date, the largest environmental remediation sites were undergoing studies to evaluate the extent of the environmental damage and the available remedies. Advancement of these studies and consideration of alternative remedies and cost sharing arrangements resulted in FCX’s calculation of the estimated fair values being approximately $900 million greater than the historical Phelps Dodge estimates. As a result, the fair value of the environmental obligations was estimated to be $1.3 billion. After FCX finalizes the allocation of fair values associated with the acquisition of Phelps Dodge in the first quarter of 2008, future estimates of environmental obligations will be recorded in accordance with SFAS No. 5 and SOP 96-1. Significant adjustments to these reserves could occur in the future.

FCX believes that there may be other potential claims for recovery from other third parties, including the U.S. government and other PRPs. These potential recoveries are not recognized unless realization is considered probable.

At December 31, 2007, the most significant environmental obligations are associated with the Pinal Creek site, several historical smelter sites principally located in Arizona, Kansas and Oklahoma, and uranium mining sites in the western U.S. The recorded environmental reserves for these sites totaled $880 million at December 31, 2007.  A discussion of these sites follows.

Pinal Creek. The Pinal Creek site located near Miami, Arizona, was listed under the Arizona Department of Environmental Quality (ADEQ) Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by the members of the Pinal Creek Group (PCG), consisting of Phelps Dodge Miami, Inc. (Miami), a wholly owned subsidiary of Phelps Dodge, and two other companies. In 1998, the District Court approved a Consent Decree between the PCG members and the state of Arizona resolving all matters related to an enforcement action contemplated by the state of Arizona against the PCG members with respect to groundwater. The Consent Decree committed the PCG members to complete the remediation work outlined in the Consent Decree. That work continues at this time pursuant to the Consent Decree and consistent with state law and the National Contingency Plan prepared by EPA under CERCLA.

The PCG members have been pursuing contribution litigation against three other parties involved with the site. Miami dismissed its contribution claims against one defendant when another PCG member agreed to be responsible for any share attributable to that defendant. Miami and the other PCG members settled their contribution claims against another defendant in April 2005. While the terms of the settlement are confidential, the proceeds of the settlement will be used to address remediation at the Pinal Creek site. There are significant disagreements among the members of the PCG regarding the allocation of the cost of remediation, and a trial on that issue is currently scheduled to begin in late 2008. The overall cost of the clean up is expected to be significant.

Historical Smelter Sites. Phelps Dodge and its predecessors at various times owned or operated historical copper and zinc smelters in several states, including Arizona, Kansas and Oklahoma. For some of these smelter sites, certain FCX subsidiaries have been advised by EPA or state agencies that they may be liable for costs of investigating and, if appropriate, remediating environmental conditions. At other sites, certain FCX subsidiaries have entered into state voluntary remediation programs to investigate and, if appropriate, remediate site conditions. The historical smelter sites are in various stages of assessment, with the current most significant individual site being the one located in Blackwell, Oklahoma.

From 1916 to 1974, Blackwell Zinc Company, Inc. (BZC), currently a subsidiary of FCX, owned and operated a zinc smelter in Blackwell, Oklahoma. In 1974, the smelter was demolished and the property deeded to the City of Blackwell. Pursuant to an administrative order with the State of Oklahoma (the State), BZC undertook remedial actions in Blackwell in 1996 and 1997, including sampling residential and commercial properties, and removing soils on properties that were found to have metal concentrations above state-established cleanup standards. From 1997 to 2003, BZC investigated the nature and extent of groundwater contamination potentially attributable to the former smelter and evaluated options for remedying such contamination. In 2003, the State adopted a cleanup plan requiring the installation of a groundwater extraction and treatment system and the closure of domestic groundwater wells within the groundwater plume area. BZC is prepared to install the groundwater extraction and treatment system as soon as access to necessary municipal property is secured.

In the fall of 2006, some Blackwell residents began to engage legal counsel to evaluate property damage and personal injury claims related to alleged exposure to contaminants potentially associated with former zinc smelter operations. While no suit has been filed, counsel for prospective plaintiffs has stated publicly that a suit will be filed in the near future.

In April 2007, FCX, on behalf of BZC, commenced a voluntary community outreach program inviting property owners in and around Blackwell to have their properties sampled for the presence of smelter-related contaminants, and agreed to remediate properties whose soils are found to have metal concentrations above state-established cleanup standards. Owners of about 2,200 properties requested sampling, representing approximately 50 percent of all eligible properties. In January 2008, FCX renewed its outreach program in an effort to obtain permission to sample a larger percentage of properties. All of these soil sampling and remediation activities are being coordinated with, and supervised by, the State.

Uranium Mining Sites. During a period between 1940 and the early 1970s, certain Phelps Dodge predecessor entities were involved in uranium exploration and mining in the western U.S. Similar exploration and mining activities by other companies have caused environmental impacts that have warranted remediation, and EPA and local authorities are currently evaluating the need for significant clean-up activities in the region. To date, Phelps Dodge has undertaken remediation at a limited number of sites associated with these predecessor entities. Phelps Dodge recognized the existence of a potential liability for these activities and had environmental reserves for six former uranium sites. An initiative to gather additional information about sites in the region is ongoing. FCX utilized the results of Phelps Dodge’s remediation experience, in combination with historical and updated information gathered to date, to initially estimate its fair value of uranium-related liabilities at December 31, 2007.

Asset Retirement Obligations (AROs). FCX’s ARO cost estimates are reflected on a third-party cost basis and comply with FCX’s legal obligation to retire tangible, long-lived assets as defined by SFAS No. 143.

Information on FCX’s AROs for the years ended December 31, 2007, 2006 and 2005, follows:

	2007	2006	2005
Balance at beginning of year	$30	$27	$23
Liabilities assumed in the acquisition of Phelps Dodge	531 [a]	–	–
Liabilities incurred	1	–	2
Revisions to cash flow estimates	179	–	(1)
Accretion expense	27	3	3
Spending	(40)	–	–
Balance at end of year	728	30	27
Less current portion	(97)	–	–
Long-term portion	$631	$30	$27

a.
The fair value of AROs assumed in the acquisition of Phelps Dodge was estimated based on projected cash flows, an estimated long-term annual inflation rate of 2.4 percent, a discount rate based on FCX’s estimated credit-adjusted, risk-free interest rate of 7.8 percent and a market risk premium of 10 percent to reflect what a third-party might require to assume these AROs.

ARO costs may increase or decrease significantly in the future as a result of changes in regulations, engineering designs and technology, permit modifications or updates, mine plans, cost of inflation or other factors and as actual reclamation spending occurs. ARO activities and expenditures generally are made over an extended period of time commencing near the end of the mine life; however, certain reclamation activities could be accelerated if required, or if they are determined to be economically beneficial.

The most significant revisions to cash flow estimates in 2007 were related to changes at Chino, Tyrone and PT Freeport Indonesia. During 2007, Chino and Tyrone each submitted updated third-party closure cost estimates to the state of New Mexico as part of the permit renewal process. As a result, FCX revised its cash flow estimates and increased its ARO by $95 million for Chino and $45 million for Tyrone. Additional adjustments may be required based upon the state’s review of the updated closure plans and any permit conditions imposed by the state of New Mexico. Additionally, PT Freeport Indonesia updated its cost estimates primarily for changes to its plans for the treatment of acidic water, resulting in an increase of $33 million.

Legal requirements in New Mexico, Arizona and Colorado require financial assurance to be provided for the estimated costs of reclamation and closure, including groundwater quality protection programs. FCX has satisfied financial assurance requirements by using a variety of mechanisms, such as third-party performance guarantees, financial capability demonstrations, trust funds, surety bonds, letters of credit and collateral. The applicable regulatory requirements provide financial strength tests to support third-party performance guarantees and financial capability demonstrations, which are designed to confirm a company’s or third-party guarantor’s financial capability to fund future estimated reclamation and closure costs. The amount of financial assurance FCX is required to provide will vary with changes in laws, regulations and reclamation and closure cost estimates. At December 31, 2007, FCX had trust assets totaling $544 million, acquired through its acquisition of Phelps Dodge, that are designated for funding global reclamation and remediation activities, of which $106 million is legally restricted to fund a portion of its AROs for Chino, Tyrone and Cobre as required by New Mexico regulatory authorities.

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

FCX’s New Mexico operations also are subject to regulation under the New Mexico Mining Act (the Mining Act), which was enacted in 1993, and the Mining Act rules, which are administered by the Mining Minerals Division (MMD). Under the Mining Act, mines are required to submit and obtain approval of closeout plans describing the reclamation to be performed following cessation of mining operations at all or a portion of the mines. At December 31, 2007, FCX had accrued reclamation and closure costs of $434 million for its New Mexico operations.

Arizona Environmental and Reclamation Programs. FCX’s Arizona properties are subject to regulatory oversight and compliance in several areas. The Arizona Department of Environmental Quality (ADEQ) has adopted regulations for its aquifer protection permit (APP) program that replaced previous Arizona groundwater quality protection permit regulations. APP regulations require permits for certain facilities, activities and structures for mining, concentrating and smelting and require compliance with aquifer water quality standards at an applicable point of compliance well or location. The APP program also may require mitigation and discharge reduction or elimination of some discharges.

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

Portions of the Arizona mining facilities that operated after January 1, 1986, also are subject to the Arizona Mined Land Reclamation Act (AMLRA). AMLRA requires reclamation to achieve stability and safety consistent with post-mining land use objectives specified in a reclamation plan. Reclamation plans require approval by the State Mine Inspector and must include a cost estimate to perform the reclamation measures specified in the plan. During 2008, FCX plans to begin discussions with the state of Arizona regarding options for future reclamation and closure activities at its operating and non-operating sites, which are likely to result in additional adjustments to FCX’s ARO liabilities. At December 31, 2007, FCX had accrued reclamation and closure costs of $152 million for its Arizona operations.

PT Freeport Indonesia Reclamation and Closure Programs. The ultimate amount of reclamation and closure costs to be incurred at PT Freeport Indonesia’s operations will be determined based on applicable laws and regulations and PT Freeport Indonesia’s assessment of appropriate remedial activities in the circumstances, after consultation with governmental authorities, affected local residents and other affected parties and cannot currently be projected with precision. Estimates of the ultimate reclamation and closure costs PT Freeport Indonesia will incur in the future involve complex issues requiring integrated assessments over a period of many years and are subject to revision over time as more complete studies are performed. Some reclamation costs will be incurred during mining activities, while most closure costs and the remaining reclamation costs will be incurred at the end of mining activities, which are currently estimated to continue for more than 33 years. At December 31, 2007, PT Freeport Indonesia had accrued reclamation and closure costs of $67 million.

In 1996, PT Freeport Indonesia began contributing to a cash fund ($10 million balance at December 31, 2007) designed to accumulate at least $100 million (including interest) by the end of its Indonesian mining activities. PT Freeport Indonesia plans to use this fund, including accrued interest, to pay the above-

mentioned mine closure and reclamation costs. Any costs in excess of the $100 million fund would be funded by operational cash flow or other sources.

Litigation.  FCX is subject to legal proceedings claims and liabilities that arise in the normal course of business. FCX believes the amount of the ultimate liability with respect to those matters will not have a material adverse effect, either individually or in the aggregate, upon its business, financial condition, liquidity, results of operations or cash flow.

Since approximately 1990, Phelps Dodge or its subsidiaries have been named as a defendant in product liability or premises lawsuits claiming injury from exposure to asbestos found in electrical wire products produced or marketed many years ago, or from asbestos at certain Phelps Dodge properties. FCX believes its liability, if any, in these matters will not have a material adverse effect, either individually or in the aggregate, upon its business, financial condition, liquidity, results of operations or cash flow. There can be no assurance, however, that future developments will not alter this conclusion.

Letters of Credit and Surety Bonds.  Standby letters of credit totaled $74 million at December 31, 2007, primarily for reclamation, environmental obligations and workers’ compensation insurance programs. In addition, FCX had surety bonds totaling $91 million at December 31, 2007, associated with reclamation and closure ($66 million – see discussion above), self-insurance bonds primarily for workers’ compensation ($21 million) and miscellaneous bonds ($4 million).

Insurance.  FCX purchases a variety of insurance products to mitigate potential losses. The various insurance products typically have specified deductible amounts, or self-insured retentions, and policy limits. In 2007, FCX renewed its property insurance coverage, which included the acquired Phelps Dodge mining operations. FCX generally is self-insured for U.S. workers’ compensation, but purchases excess insurance up to statutory limits. An actuarial analysis is performed twice a year for various FCX casualty programs, including workers’ compensation, to estimate required insurance reserves. Insurance reserves totaled $54 million at December 31, 2007, which consisted of a current portion of $10 million (included in accounts payable and accrued liabilities) and a long-term portion of $44 million (included in other liabilities).

NOTE 16.  COMMITMENTS AND GUARANTEES
Operating leases.  FCX leases various types of properties, including offices and equipment. A summary of future minimum rentals under these non-cancelable leases at December 31, 2007, follows:

2008	$26
2009	25
2010	20
2011	16
2012	14
After 2012	2
Total payments	$103

Minimum payments under operating leases have not been reduced by aggregate minimum sublease rentals, which are minimal.

Certain of FCX’s mineral leases require minimum annual royalty payments, and others provide for royalties based on production. At December 31, 2007, FCX’s aggregate minimum future payments under these non-cancelable mineral leases totaled $2 million per year for 2008, 2009 and 2010, $1 million per year for 2011 and 2012, and $8 million after 2012.

A summary of rent and royalty expenses for the years ended December 31, 2007, 2006 and 2005, follows:

	2007	2006	2005
Rent expense	$54	$10	$9
Royalty expense	2	–	–
	$56	$10	$9

Contractual obligations.  Based on applicable prices at December 31, 2007, FCX has unconditional purchase obligations of $2.3 billion, primarily comprising the procurement of copper concentrates and cathodes ($1.7 billion) and transportation ($270 million) that are essential to its operations worldwide. Some of FCX’s unconditional purchase obligations are settled based on the prevailing market rate for the service or commodity purchased. In some cases, the amount of the actual obligation may change over time because of market conditions. Obligations for copper concentrate and cathode provide for deliveries of specified volumes, at market-based prices, to Atlantic Copper and Phelps Dodge’s sales company. Transportation obligations are primarily for Cerro Verde and Candelaria contracted ocean freight rates and for North American natural gas transportation.

FCX’s future commitments total $1.5 billion in 2008, $344 million in 2009, $198 million in 2010, $157 million in 2011, $27 million in 2012 and $24 million thereafter. During 2007, 2006 and 2005, FCX fulfilled its minimum contractual purchase obligations or negotiated settlements in those situations in which it terminated an agreement containing an unconditional obligation.

Contract of Work.  FCX is entitled to mine in Indonesia under the “Contract of Work” between PT Freeport Indonesia and the Government of Indonesia. The original Contract of Work was entered into in 1967 and was replaced with a new Contract of Work in 1991. The initial term of the current Contract of Work expires in 2021, but can be extended by PT Freeport Indonesia for two 10-year periods, subject to Indonesian government approval, which cannot be withheld or delayed unreasonably. Given the importance of contracts of work under the Indonesian legal system and PT Freeport Indonesia’s approximately 40 years of working with the Indonesian government, which included entering into the Contract of Work in 1991 well before the expiration of the 1967 Contract of Work, PT Freeport Indonesia fully expects that the government will approve the extensions as long as it continues to comply with the terms of the Contract of Work.

The copper royalty rate payable by PT Freeport Indonesia under its Contract of Work varies from 1.5 percent of copper net revenue at a copper price of $0.90 or less per pound to 3.5 percent at a copper price of $1.10 or more per pound. The Contract of Work royalty rate for gold and silver sales is 1.0 percent.

A large part of the mineral royalties under Government of Indonesia regulations is designated to the provinces from which the minerals are extracted. In connection with its fourth concentrator mill expansion completed in 1998, PT Freeport Indonesia agreed to pay the Government of Indonesia additional royalties (royalties not required by the Contract of Work) to provide further support to the local governments and the people of the Indonesian province of Papua. The additional royalties are paid on production exceeding specified annual amounts of copper, gold and silver expected to be generated when PT Freeport Indonesia’s milling facilities operate above 200,000 metric tons of ore per day. The additional royalty for copper equals the Contract of Work royalty rate, and for gold and silver equals twice the Contract of Work royalty rates. Therefore, PT Freeport Indonesia’s royalty rate on copper net revenues from production above the agreed levels is double the Contract of Work royalty rate, and the royalty rates on gold and silver sales from production above the agreed levels are triple the Contract of Work royalty rates.

The combined royalties, including the additional royalties, which became effective January 1, 1999, totaled $133 million in 2007, $126 million in 2006 and $104 million in 2005. PT Freeport Indonesia records these royalty payments as a reduction to revenues.

Social and Economic Development Programs.  FCX has a comprehensive social, employment and human rights policy to ensure that its operations are conducted in a manner respecting basic human rights, the laws and regulations of the host country, and the culture of the people who are indigenous to the areas in which FCX operates.

In 1996, PT Freeport Indonesia established the Freeport Partnership Fund for Community Development, which was previously called the Freeport Fund for Irian Jaya Development, through which PT Freeport Indonesia has made available funding and expertise to support the economic and social development of the area. PT Freeport Indonesia has committed to provide one percent of its annual revenue for the development of the local people through the Freeport Partnership Fund for Community Development. PT Freeport Indonesia charged $48 million in 2007, $44 million in 2006 and $36 million in 2005 to production costs for this commitment.

FCX’s Cerro Verde copper mine had previously agreed to conduct and fund technical studies for the construction of water and sewage treatment facilities in Arequipa, Peru, and to fund 50 percent of the construction of both facilities. The cost associated with the construction of these facilities is currently under review, but Cerro Verde’s share is expected to approximate $40 million, which is recorded as a current liability.

During 2006, the Peruvian government announced that all mining companies operating in Peru will make annual contributions to local development funds for a five-year period. The contribution is equal to 3.75 percent of after-tax profits, of which 2.75 percent is contributed to a local mining fund and 1.00 percent to a regional mining fund. At December 31, 2007, Cerro Verde’s liability associated with the local mining fund contributions totaled $49 million, which is recorded as a current liability.

Guarantees. FCX provides certain financial guarantees (including indirect guarantees of the indebtedness of others) and indemnities.

At its Morenci mine in Arizona, FCX has a venture agreement dated February 7, 1986, with Sumitomo, which includes a put and call option guarantee clause. FCX holds an 85 percent undivided interest in the Morenci complex. Under certain conditions defined in the venture agreement, Sumitomo has the right to sell its 15 percent share to FCX. Likewise, under certain conditions, FCX has the right to purchase Sumitomo’s share of the venture. Based on calculations defined in the venture agreement, at December 31, 2007, the maximum potential payment FCX is obligated to make to Sumitomo upon exercise of the put option (or FCX’s exercise of its call option) totaled approximately $190 million. At December 31, 2007, FCX had not recorded any liability in its consolidated financial statements in connection with this guarantee as FCX does not believe, based on information available, that it is probable that any amounts will be paid under this guarantee as the fair value of Sumitomo’s 15 percent share is well in excess of the exercise price.

Prior to its acquisition by FCX, Phelps Dodge and its subsidiaries have, as part of merger, acquisition, divestiture and other transactions, from time to time, indemnified certain sellers, buyers or other parties related to the transaction from and against certain liabilities associated with conditions in existence (or claims associated with actions taken) prior to the closing date of the transaction. As part of these transactions, Phelps Dodge indemnified the counterparty from and against certain excluded or retained liabilities existing at the time of sale that would otherwise have been transferred to the party at closing. These indemnity provisions generally now require FCX to indemnify the party against certain liabilities that may arise in the future from the pre-closing activities of Phelps Dodge for assets sold or purchased. The indemnity classifications include environmental, tax and certain operating liabilities, claims or litigation existing at closing and various excluded liabilities or obligations. Most of these indemnity obligations arise from transactions that closed many years ago, and given the nature of these indemnity obligations, it is impossible to estimate the maximum potential exposure. Except as described in the following sentence, FCX does not consider any of such obligations as having a probable likelihood of payment that is reasonably estimable, and accordingly, has not recorded any obligations associated with these indemnities. With respect to FCX’s environmental indemnity obligations, any expected costs from these guarantees are accrued when potential environmental obligations are considered by management to be probable and the costs can be reasonably estimated.

NOTE 17.  FINANCIAL INSTRUMENTS
FCX and its subsidiaries do not purchase, hold or sell derivative financial instruments unless there is an existing asset or obligation or if FCX anticipates a future activity that is likely to occur and will result in exposure to market risks. FCX does not enter into any derivative financial instruments for speculative purposes. FCX and its subsidiaries have entered into derivative financial instruments in limited instances to achieve specific objectives. These objectives principally relate to managing risks associated with commodity price, foreign currency and interest rate risks. The fair values of FCX’s financial derivative instruments are based on derivative pricing models or widely published market closing prices. A recap of gains (losses) charged to income from continuing operations before income taxes and minority interests for derivative financial instruments, including embedded derivatives, for the years ended December 31, 2007, 2006 and 2005, follows:

	2007	2006	2005
Commodity contracts:
Phelps Dodge’s zero-premium copper collars[a]	$(175)	$–	$–
Embedded derivatives in provisional sales contracts[a]	115	158	176
Forward copper contracts[b]	(44)	47	29
Copper futures and swap contracts[b]	(38)	–	–
Gold-Denominated Preferred Stock, Series IIa	–	(69)	–
Silver-Denominated Preferred Stock[a]	–	(13)	(5)
Foreign currency exchange contracts[b]	–	7	1

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales.

Summarized below are financial instruments whose carrying amounts are not equal to their fair value and unsettled derivative financial instruments at December 31, 2007 and 2006:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Commodity contracts:
Phelps Dodge’s zero-premium copper
collars in net liability position	$(598)	$(598)	$–	$–
Embedded derivatives in provisional sales
contracts in net liability position	(136)	(136)	(127)	(127)
Copper forward contracts in net liability
position	(4)	(4)	(5)	(5)
Copper futures and swap contracts in net
liability position	(9)	(9)	–	–
Long-term debt (including amounts due within one year)	(7,211)	(7,595)	(680)	(710)

Commodity Contracts.  From time to time, FCX has entered into forward, futures, swaps and option contracts to hedge the market risk associated with fluctuations in the prices of commodities it sells. The primary objective of these contracts has been to set a minimum price, and the secondary objective is to retain market upside, if available at a reasonable cost. As of December 31, 2007, FCX had no price protection contracts relating to its mine production. A summary of these derivative contracts and programs follows.

As a result of the acquisition of Phelps Dodge, FCX assumed Phelps Dodge’s 2007 copper price protection program ($423 million obligation at acquisition date), which consisted of zero-premium copper collars (consisting of both put and call options) for 486 million pounds of copper capped at $2.00 per pound and copper put options for 730 million pounds with a floor price of $0.95 per pound. The zero-premium copper collars consisted of the simultaneous purchase of a monthly or annual put option and the sale of an annual call option. The put option portion of these protection contracts effectively ensured a minimum price per pound while the call option portion established a maximum price per pound. At December 31, 2007, the copper put options expired without settlement, and FCX paid $598 million in January 2008 to settle the copper call options. FCX does not currently intend to enter into similar hedging programs in the future.

As described in Note 1 under “Revenue Recognition,” a portion of FCX’s copper concentrate and cathode sales agreements provides for provisional billings primarily based on LME or COMEX prices at the time of shipment as specified in the contract. FCX applies the normal purchase and sale exception under SFAS No. 133, as amended, to the host sales agreements since the contracts do not allow for net settlement and always result in physical delivery. Under SFAS No. 133, as amended, sales made on a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism that is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale of the metals contained in the concentrates or cathodes at the then-current LME or COMEX price. The embedded derivative, which does not qualify for hedge accounting under SFAS No. 133, as amended, is marked-to-market through earnings each period. Mark-to-market price fluctuations recorded through the settlement date are reflected in revenues. At December 31, 2007, FCX had embedded derivatives on 402 million pounds of copper (net of minority interests), with maturities through May 2008.

Atlantic Copper enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. Although these contracts are intended to hedge against changes in copper prices, these contracts do not meet all of the criteria to qualify under SFAS No. 133, as amended, as a hedge transaction, therefore, mark-to-market hedging gains or losses are recorded to cost of sales. At December 31, 2007, Atlantic Copper held forward copper purchase contracts for 28 million pounds at an average price of $3.00 per pound, with maturities through February 2008.

Some of FCX’s U.S. copper rod customers request a fixed market price instead of the COMEX average price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures and swap contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in FCX receiving the COMEX average price in the month of shipment. These transactions do not meet all of the criteria under SFAS No. 133, as amended, to qualify as a hedge transaction. Gains and losses for these transactions are recorded to revenues. At December 31, 2007, FCX held copper futures and swap contracts for 89 million pounds at an average price of $3.14 per pound, with maturities through December 2009.

In 2006, FCX redeemed its gold-denominated and silver-denominated preferred stock that had dividends and redemption amounts determined by commodity prices.

Foreign Currency Exchange Contracts.  As a global company, FCX transacts business in many countries and in many currencies. Foreign currency transactions of FCX’s international subsidiaries increase its risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. FCX may hedge or protect its international subsidiaries’ foreign currency transactions from time to time by entering into forward exchange contracts to lock in or minimize the effects of fluctuations in exchange rates. FCX had no outstanding foreign currency exchange contracts at December 31, 2007.

Interest Rate Swap Contracts.  From time to time, FCX or its subsidiaries may enter into interest rate swaps to manage its exposure to interest rate changes on a portion of its debt. Floating-rate debt exposes FCX to increasing costs from rising interest rates. FCX may enter into interest rate swap contracts to lock in an interest rate considered to be favorable in order to protect against its exposure to variability in future interest payments attributable to increases in interest rates of the designated floating-rate debt. FCX had no outstanding interest rate swap contracts at December 31, 2007.

Credit Risk.  FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses highly rated financial institutions that meet certain requirements. FCX also periodically reviews the creditworthiness of these institutions to ensure that they are maintaining their ratings. FCX does not anticipate that any of the financial institutions FCX deals with will default on their obligations. As of December 31, 2007, FCX did not have any significant credit exposure associated with derivative transactions.

Other Financial Instruments.  The methods and assumptions FCX used to estimate the fair value of each group of financial instruments for which it can reasonably determine a value are as follows:

Cash and Cash Equivalents. The financial statement amount is a reasonable estimate of the fair value because of the short maturity of these instruments.

Trust Assets. The fair value of trust assets is based on quoted market prices.

Long-Term Debt. The fair value of substantially all of FCX’s long-term debt is estimated based on the quoted market prices.

NOTE 18.  BUSINESS SEGMENTS
With the acquisition of Phelps Dodge, FCX has adopted a regional approach to the management of its mining operations. FCX has organized its mining operations geographically into three primary operating divisions – North American mining, South American mining and Indonesian mining. Notwithstanding this geographic structure, FCX internally reports information on a mine by mine basis. Therefore, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” FCX concluded that its operating segments include individual mines. FCX has revised its segment disclosures for the years ended December 31, 2006 and 2005, to conform with current year presentation.

Further discussion of the reportable segments included in FCX’s operating divisions, as well as FCX’s other reportable segment – Atlantic Copper Smelting & Refining, follows.

North American Mining.  North American mining operations are comprised of copper operations from mining through copper rod production, molybdenum operations from mining through conversion to chemical and metallurgical products, and the marketing and sale of both product lines. FCX has six operating copper mines in North America – Morenci, Bagdad, Sierrita, Safford, Chino and Tyrone, and one operating molybdenum mine – Henderson. The North American mining division includes one reportable copper mine (Morenci), and also includes Rod and Refining operations and Molybdenum operations as reportable segments.

Morenci. The Morenci open-pit mine, located in southeastern Arizona, primarily produces copper cathodes and copper concentrates. In addition to copper, the Morenci mine produces molybdenum concentrates as a by-product.

Rod and Refining. The Rod and Refining segment consists of copper conversion facilities, including a refinery, rod mills and a specialty copper products facility. This segment processes copper produced at the North American mines and purchased copper into copper anode, cathode, rod and custom copper shapes. At times this segment refines copper and produces copper rod and shapes for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to FCX’s facilities for processing into a product that is returned to the customer, who pays FCX for processing its material into the specified products.

Molybdenum. The Molybdenum segment includes FCX’s wholly owned Henderson and Climax molybdenum mines in Colorado, related conversion facilities and a technology center. This segment is an integrated producer of molybdenum, with mining, roasting and processing facilities that produce high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products, which are sold to customers around the world. This segment also purchases molybdenum, produced as a by-product, from FCX’s North American and South American copper mines and sells it to third parties. In addition, at times this segment roasts and/or processes material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to FCX’s facilities for processing into a product that is returned to the customer, who pays FCX for processing its material into the specified products. This segment also includes a technology center whose primary activity is developing new engineered products and applications.

The Henderson underground mine produces high-purity, chemical-grade molybdenum concentrates, which are further processed into value-added molybdenum chemical products.

In December 2007, FCX’s Board of Directors approved the restart of the Climax molybdenum mine near Leadville, Colorado, which has been on care-and-maintenance status since 1995. Climax is believed to be the largest, highest-grade and lowest-cost undeveloped molybdenum ore body in the world. The initial project involves the restart of open-pit mining and the construction of new milling facilities.

Other North American Mining Operations. Other North American mining operations, which are not considered reportable segments, include FCX’s other southwestern U.S. copper mines – Bagdad, Sierrita, Safford, Chino, Tyrone, Miami, Cobre, Bisbee and Tohono. In addition to copper, the Bagdad, Sierrita and Chino mines produce molybdenum, gold and silver, and the Sierrita mine also produces rhenium. Other North American mining operations also include the Miami smelter (which is the most significant source of sulfuric acid for the various North American leaching operations), a sales company (which functions as an agent to purchase and sell copper from the North American mines and the Rod and Refining segment and also purchases and sells any copper not sold by the South American mines to third parties) and other ancillary operations.

South American Mining.  FCX has four operating copper mines in South America – Candelaria, Ojos del Salado and El Abra in Chile, and Cerro Verde in Peru. These operations include open-pit and underground mining, sulfide ore concentrating, leaching, solution extraction and electrowinning. The South American mining division includes one reportable copper mine (Cerro Verde).

Cerro Verde. The Cerro Verde open-pit copper mine, located near Arequipa, Peru, produces copper cathodes and copper concentrates. In addition to copper, the Cerro Verde mine produces molybdenum and silver. FCX owns a 53.56 percent interest in Cerro Verde. The remaining 46.44 percent is held by SMM Cerro Verde Netherlands B.V., Compañía de Minas Buenaventura S.A.A. and other shareholders, certain of whose shares are publicly traded on the Lima Stock Exchange.

Other South American Mining Operations. Other South American mining operations, which are not considered reportable segments, include FCX’s other South American copper mines – Candelaria, Ojos del Salado and El Abra – which include open-pit and underground mining, sulfide ore concentrating, leaching, solution extraction and electrowinning, and other ancillary operations. In addition to copper, the Candelaria and Ojos del Salado mines produce gold and silver. FCX owns an 80 percent interest in both the Candelaria and Ojos del Salado mines, and owns a 51 percent interest in the El Abra mine.

Indonesian Mining.  Indonesian mining includes PT Freeport Indonesia’s Grasberg copper and gold mining operations and Puncakjaya Power’s power-generating operations (after eliminations with PT Freeport Indonesia).

FCX owns 90.64 percent of PT Freeport Indonesia, including 9.36 percent owned through PT Indocopper Investama, and the remaining 9.36 percent is owned by the Government of Indonesia. In 1996, FCX established an unincorporated joint venture with Rio Tinto, which covers PT Freeport Indonesia’s mining operations in Block A and gives Rio Tinto, through 2021, a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver. After 2021, Rio Tinto will have a 40 percent interest in all production from Block A.

Atlantic Copper Smelting & Refining.  Atlantic Copper, FCX’s wholly owned smelting unit in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes.

Other. Intersegment sales by the Indonesian and South American mines are based on similar arms-length transactions with third parties at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices ultimately realized because of a variety of factors, including additional processing, timing of sales to unaffiliated customers and transportation premiums.

FCX allocates certain operating costs, expenses and capital to the operating divisions and individual segments. However, not all costs and expenses applicable to a mine or operation are allocated. All federal and state income taxes are recorded and managed at the corporate level with the exception of foreign income taxes, which are generally recorded and managed at the applicable mine or operation. Accordingly, the following segment information reflects management determinations that may not be indicative of what the actual financial performance of each operating division or segment would be if it was an independent entity.

FCX revenues attributable to the products it produces for the years ended December 31, 2007, 2006 and 2005, follow:

	2007	2006	2005
Refined copper products	$8,918	$1,865	$1,128
Copper in concentrates[a]	4,541	2,721	1,868
Molybdenum	1,703	–	–
Gold	1,664	1,155	1,247
Other[b]	113	50	(64)
Total	$16,939	$5,791	$4,179

a.	Amounts are net of treatment and refining charges totaling $502 million for 2007, $388 million for 2006 and $277 million for 2005.

b.
Amounts are net of royalty charges totaling $133 million in 2007, $126 million in 2006 and $104 million in 2005. Also includes $(41) million in 2007, $139 million in 2006 and $9 million in 2005 for adjustments to prior year sales and pre-acquisition sales in 2007 subject to final pricing.

Information concerning financial data by geographic area and business segments for the years ended December 31, 2007, 2006 and 2005, is presented in the following tables.

Geographic Area

	2007	2006	2005
Revenues[a]:
United States	$6,480	$76	$95
Japan	2,479	1,242	805
Indonesia	2,105	1,202	1,008
Spain	1,773	1,380	783
United Kingdom	661	126	72
Chile	627	–	–
China	400	120	41
Mexico	356	133	–
India	319	387	241
Philippines	314	86	137
Korea	266	377	289
Others	1,159	662	708
Total	$16,939	$5,791	$4,179

Long-lived assets[b]:
United States	$16,954	$41	$53
Peru	3,242	–	–
Indonesia	3,126	2,933	3,191
Chile	2,882	–	–
Africa	1,506	–	–
Spain	274	265	284
Others	84	–	–
Total	$28,068	$3,239	$3,528

a.	Revenues are attributed to countries based on the location of the customer.

b.	Long-lived assets exclude deferred tax assets, goodwill and intangible assets.

Business Segments

	North America					South America			Indonesia
				Other	Total		Other	Total			Atlantic	Corporate,
				North	North		South	South			Copper	Other &
		Rod &	Molyb-	American	American	Cerro	American	American			Smelting	Elimi-	FCX
Year Ended December 31, 2007	Morenci	Refining	denum	Mining	Mining	Verde	Mining	Mining	Grasberg		& Refining	nations	Total
Revenues:
Unaffiliated customers[b]	$68	$5,108	$1,746	$1,719	$8,641	$744	$1,521	$2,265	$3,640	[a]	$2,388	$5	$16,939
Intersegment	1,709	32	–	(1,732)	9	855	725	1,580	1,168		–	(2,757)	–
Production and delivery[b]	991	5,119	1,287	(1,105)	6,292	483	795	1,278	1,388		2,329	(2,760)	8,527
Depreciation, depletion and amortization[b]	239	7	94	271	611	129	248	377	199		36	23	1,246
Exploration and research expenses	–	–	2	8	10	–	–	–	–		–	135	145
Selling, general and administrative expenses	–	–	10	10	20	–	–	–	188		20	238	466
Operating income[b]	547	14	353	803	1,717	987	1,203	2,190	3,033		3	(388)	6,555

Interest expense, net	–	4	–	–	4	9	(2)	7	12		26	464	513
Provision for income taxes	–	–	–	–	–	485	368	853	1,326		–	221	2,400
Total assets at December 31, 2007	5,015	438	3,522	10,272	19,247	4,224	4,195	8,419	3,737		915	8,343	40,661
Capital expenditures	268	8	45	599	920	58	65	123	368		42	302	1,755

Year Ended December 31, 2006
Revenues:
Unaffiliated customers	–	–	–	–	–	–	–	–	3,543	[a]	2,242	6	5,791
Intersegment	–	–	–	–	–	–	–	–	852		–	(852)	–
Production and delivery	–	–	–	–	–	–	–	–	1,279		2,119	(873)	2,525
Depreciation and amortization	–	–	–	–	–	–	–	–	184		33	11	228
Exploration expenses	–	–	–	–	–	–	–	–	–		–	12	12
Selling, general and administrative expenses	–	–	–	–	–	–	–	–	211		16	(70)	157
Operating income	–	–	–	–	–	–	–	–	2,721		74	74	2,869

Interest expense, net	–	–	–	–	–	–	–	–	20		25	31	76
Provision for income taxes	–	–	–	–	–	–	–	–	950		–	251	1,201
Total assets at December 31, 2006	–	–	–	–	–	–	–	–	4,112		915	363	5,390
Capital expenditures	–	–	–	–	–	–	–	–	234		17	–	251

Year Ended December 31, 2005
Revenues:
Unaffiliated customers	–	–	–	–	–	–	–	–	2,810	[a]	1,363	6	4,179
Intersegment	–	–	–	–	–	–	–	–	758		–	(758)	–
Production and delivery	–	–	–	–	–	–	–	–	954		1,288	(604)	1,638
Depreciation and amortization	–	–	–	–	–	–	–	–	210		29	12	251
Exploration expenses	–	–	–	–	–	–	–	–	–		–	9	9
Selling, general and administrative expenses	–	–	–	–	–	–	–	–	147		11	(54)	104
Operating income	–	–	–	–	–	–	–	–	2,257		35	(115)	2,177

Interest expense, net	–	–	–	–	–	–	–	–	22		17	93	132
Provision for income taxes	–	–	–	–	–	–	–	–	781		–	134	915
Total assets at December 31, 2005	–	–	–	–	–	–	–	–	4,618		933	(1)	5,550
Capital expenditures	–	–	–	–	–	–	–	–	129		10	4	143

a.	Includes PT Freeport Indonesia’s sales to PT Smelting totaling $1.8 billion in 2007, $1.2 billion in 2006 and $1.0 billion in 2005.

b.

The following table summarizes the impact of purchase accounting fair value adjustments on 2007 operating income primarily associated with the impacts of the increases in the carrying values of Phelps Dodge’s metals inventories (including mill and leach stockpiles) and property, plant and equipment, and also includes the impact associated with the amortization of intangible assets and liabilities resulting from the acquisition:

Revenues	$–	$–	$111	$–	$111	$8	$1	$9	N/A	N/A	$–	$120
Production and delivery	(218)	–	(164)	(230)	(612)	(73)	(96)	(169)	N/A	N/A	–	(781)
Depreciation, depletion and amortization	(167)	–	(52)	(165)	(384)	(64)	(145)	(209)	N/A	N/A	(2)	(595)
Reduction of operating income	$(385)	$–	$(105)	$(395)	$(885)	$(129)	$(240)	$(369)	N/A	N/A	$(2)	$(1,256)

.

NOTE 19.  SUPPLEMENTARY MINERAL RESERVE INFORMATION (UNAUDITED)
Proven and probable reserves have been calculated as of December 31, 2007, in accordance with Industry Guide 7 as required by the Securities and Exchange Act of 1934. FCX’s proven and probable reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance in other countries. Proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry, as more fully discussed below. The term “reserve,” as used in the reserve data presented here, means that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination. The term “proven reserves” means reserves for which (i) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (ii) grade and/or quality are computed from the result of detailed sampling; and (iii) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

FCX’s reserve estimates are based on the latest available geological and geotechnical studies. FCX conducts ongoing studies of its ore bodies to optimize economic values and to manage risk. FCX revises its mine plans and estimates of proven and probable mineral reserves as required in accordance with the latest available studies. FCX’s estimated consolidated recoverable reserves include 93.2 billion pounds of copper, 41.0 million ounces of gold, 2.0 billion pounds of molybdenum, 230.9 million ounces of silver and 0.6 billion pounds of cobalt. At December 31, 2007, recoverable reserves include estimated recoverable copper totaling 2.6 billion pounds in leach stockpiles and 0.9 billion pounds in mill stockpiles.

	Recoverable Proven and Probable Reserves
	at December 31, 2007
	Copper	Gold	Molybdenum
	(Billions of Lbs.)	(Millions of Ozs.)	(Billions of Lbs.)
North America	25.8	0.2	1.8
South America	26.0	1.4	0.2
Indonesia	37.1	39.4	–
Africa	4.3	–	–
Consolidated basis[a]	93.2	41.0	2.0

Net equity interest[b]	77.0	37.0	1.9

a.	Consolidated basis reserves represents estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America and the Grasberg mining complex in Indonesia.

b.	Net equity interest represents FCX’s net ownership interest (i.e., estimated consolidated reserves further reduced for minority interests).

Estimated recoverable reserves were assessed using long-term average prices of $1.20 per pound for copper, $450 per ounce for gold, $6.50 per pound for molybdenum, $7.50 per ounce for silver and $12.00 per pound for cobalt, along with near-term price forecasts reflective of the current price environment. The London spot metal prices for the past three years averaged $2.65 per pound for copper and $582 per ounce for gold, and the Metals Week Molybdenum Dealer Oxide price averaged $28.90 per pound for molybdenum.

100% Basis
					Recoverable Proven and
		Average Ore Grade			Probable Reserves
	Ore	Per Metric Ton			Copper	Gold		Moly
	(Million	Copper	Gold	Moly	(Billions	(Millions		(Millions
Year-End	Metric Tons)	(%)	(Grams)	(%)	of Lbs.)	of Ozs.)		of Lbs.)
2003	2,696	1.08	0.98	N/A	54.4	60.4		N/A
2004	2,769	1.09	0.97	N/A	56.2	61.0		N/A
2005	2,822	1.07	0.92	N/A	56.6	58.0	[a]	N/A
2006	2,813	1.04	0.90	N/A	54.8	54.3		N/A
2007	12,224	0.51	0.20	0.01	110.4	54.1	[a]	2,042

By Area at December 31, 2007:

North America
Developed and producing:
Morenci	2,818	0.28	–	0.002	10.7	–		34
Sierrita	1,062	0.26	0.003	0.030	5.4	0.1		584
Bagdad	828	0.28	0.003	0.016	4.1	–	[a]	207
Safford	549	0.36	–	–	2.7	–		–
Chino	164	0.51	0.012	0.005	2.4	–	[a]	7
Tyrone	191	0.32	–	–	1.0	–		–
Miami	102	0.39	–	–	0.6	–		–
Henderson	122	–	–	0.193	–	–		448
Undeveloped:
Climax	165	–	–	0.165	–	–		532
Cobre	77	0.40	–	–	0.5	–		–

South America
Developed and producing:
Cerro Verde	1,765	0.44	–	0.012	14.9	–		230
El Abra	1,201	0.43	–	–	6.1	–		–
Candelaria	360	0.59	0.133	–	4.8	1.4		–
Ojos del Salado	7	1.14	0.286	–	0.2	–	[a]	–

Indonesia
Developed and producing:
Grasberg open pit	433	0.89	0.983	–	7.2	11.3		–
DOZ/ESZ[b]	284	0.65	0.707	–	3.4	4.9		–
Undeveloped:
Grasberg block cave	983	1.06	0.852	–	19.6	18.3		–
Kucing Liar	568	1.18	1.054	–	12.7	9.1		–
MLZ/DMLZ[c]	392	1.01	0.813	–	7.4	7.7		–
Big Gossan	53	2.31	1.100	–	2.4	1.3		–

Africa
Undeveloped:
Tenke Fungurume	100	2.26	–	–	4.3	–		–

Total 100% basis	12,224				110.4	54.1		2,042
Consolidated basis					93.2	41.0		2,037
FCX’s equity share					77.0	37.0		1,930

a.	Ounces are not shown because of rounding.

b.	Deep Ore Zone (DOZ) and Ertsberg Stockwork Zone (ESZ)

c.	Mill Level Zone (MLZ) and Deep Mill Level Zone (DMLZ)

NOTE 20.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter[a]	Quarter[a]	Quarter	Quarter	Year
2007
Revenues[b]	$2,246	$5,443	$5,066	$4,184	$16,939
Operating income[b,c]	1,172	2,354	1,877	1,152	6,555
Income from continuing operations applicable to common stock[b,c,d]	472	1,076	763	423	2,734
Income (loss) from discontinued operations[c]	4	28	12	(9)	35
Net income applicable to common stock[b,c,d]	476	1,104	775	414	2,769
Basic net income (loss) per share of common stock:
Continuing operations	$2.18	$2.83	$2.00	$1.10	$8.02
Discontinued operations	0.02	0.07	0.03	(0.02)	0.10
Basic net income per share of common stock	$2.20	$2.90	$2.03	$1.08	$8.12
Diluted net income (loss) per share of common stock:
Continuing operations[b,c,d]	$2.00	$2.56	$1.85	$1.07	$7.41
Discontinued operations[c]	0.02	0.06	0.02	(0.02)	0.09
Diluted net income per share of common stock[b,c,d]	$2.02	$2.62	$1.87	$1.05	$7.50

2006
Revenues[e]	$1,086	$1,426	$1,636	$1,643	$5,791
Operating income[e,f]	532	739	735	863	2,869
Net income applicable to common stock[e,f,g]	252	367	351	426	1,396
Basic net income per share of common stock	1.34	1.95	1.85	2.17	7.32
Diluted net income per share of common stock[e,f,g]	1.23	1.74	1.67	1.99	6.63

a.	As a result of the sale of PDIC, results for the first and second quarters of 2007 have been restated to remove PDIC from continuing operations.

b.
Includes charges (credits) to revenues for mark-to-market accounting adjustments for the 2007 copper price protection program totaling $38 million ($23 million to net income or $0.10 per share) in the first quarter, $130 million ($80 million to net income or $0.18 per share) in the second quarter, $44 million ($26 million to net income or $0.06 per share) in the third quarter, $(37) million ($(23) million to net income or $0.06 per share) in the fourth quarter and $175 million ($106 million to net income or $0.27 per share) for the year.

c.
Includes the purchase accounting impact of the increases in the carrying values of acquired metals inventories (including mill and leach stockpiles) and property, plant and equipment, and also includes the impact associated with the amortization of intangible assets and liabilities resulting from the acquisition of Phelps Dodge totaling $124 million ($79 million to net income or $0.32 per share) in the first quarter, $455 million ($284 million or $0.64 per share) in the second quarter, $445 million ($279 million to net income or $0.62 per share) in the third quarter, $232 million ($143 million to net income or $0.35 per share) in the fourth quarter and $1.3 billion ($785 million to net income or $1.98 per share) for the year associated with continuing operations. Also includes purchase accounting impact totaling $8 million ($0.02 per share) in the third quarter associated with discontinued operations.

d.
Includes net losses on early extinguishment of debt totaling $88 million ($75 million to net income or $0.31 per share) in the first quarter, $47 million ($35 million to net income or $0.08 per share) in the second quarter, $36 million ($31 million to net income or $0.07 per share) in the third quarter and $173 million ($132 million to net income or $0.33 per share) for the year. Also includes gains primarily from the sales of marketable securities totaling $38 million ($23 million to net income or $0.05 per share) in the second quarter, $47 million ($29 million to net income or $0.06 per share) in the third quarter and $85 million ($52 million to net income or $0.13 per share) for the year.

e.
Includes a loss on redemption of FCX’s Gold-Denominated Preferred Stock, Series II totaling $69 million ($37 million to net income or $0.17 per share) in the first quarter, a loss on redemption of FCX’s Silver-Denominated Preferred Stock totaling $13 million ($7 million to net income or $0.03 per share) in the third quarter and $82 million ($44 million to net income or $0.20 per share) for the year.

f.
Includes net gains from the disposition of land and certain royalty rights owned by Atlantic Copper totaling $9 million ($0.04 per share) in the second quarter, $21 million ($0.10 per share) in the third quarter and $30 million ($0.13 per share) for the year.

g.	Includes net losses on early extinguishment and conversion of debt totaling $29 million ($0.13 per share) in the third quarter and $30 million ($0.14 per share) for the year.

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

(c)           Management’s annual report on internal control over financial reporting and the report thereon of Ernst & Young LLP are included herein.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Information About Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive Proxy Statement to be filed with the SEC, relating to our 2008 Annual Meeting, is incorporated herein by reference.  The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4 in Part I of this report.

Item 11.  Executive Compensation.

The information set forth under the captions “Director Compensation” and “Executive Officer Compensation” of our definitive Proxy Statement to be filed with the SEC, relating to our 2008 Annual Meeting, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information as of December 31, 2007

The information set forth under the captions “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” of our definitive Proxy Statement to be filed with the SEC, relating to our 2008 Annual Meeting, is incorporated herein by reference.

The following table presents information as of December 31, 2007, regarding our incentive compensation plans under which common stock may be issued to employees and non-employees as compensation.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	11,556,171(1)	$58.17	31,763,940(2)
Equity compensation plans not approved by security holders	—	—	—
Total	11,556,171(1)	$58.17	31,763,940(2)
___________________

(1)
The number of securities to be issued upon the exercise of outstanding options, warrants and rights includes shares issuable upon (a) the vesting of 784,873 restricted stock units, and (b) the termination of deferrals with respect to 11,500 restricted stock units that were vested as of December 31, 2007.  These awards are not reflected in column (b) as they do not have an exercise price.

(2)
As of December 31, 2007, there were 31,338,375 shares remaining available for future issuance under the 2006 Stock Incentive Plan, (a) all of which could be issued under the terms of the plan upon the exercise of stock options or stock appreciation rights, and (b) only 11,000,000 of which could be issued under the terms of the plan in the form of restricted stock or “other stock-based awards,” which awards are valued in whole or in part on the value of the shares of common stock.  There were 89,723 shares remaining available for future issuance under the 2003 Stock Incentive Plan, all of which could be issued under the terms of the plan (a) upon the exercise of stock options or stock appreciation rights, or (b) in the form of restricted stock or “other stock-based awards.”  In addition, there were 5,693 shares remaining available for future issuance under the 1999 Stock Incentive Plan, all of which could be issued (a) upon the exercise of stock options or stock appreciation rights, or (b) in the form of restricted stock or “other stock-based awards.”  Finally, there were 330,149 shares remaining available for future issuance under the 2004 Director Compensation Plan, which shares are issuable under the terms of the plan (a) only to eligible directors, and (b) upon the exercise of stock options or in the form of common stock and restricted stock units, as specifically set forth in the plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Certain Transactions” of our definitive Proxy Statement to be filed with the SEC, relating to our 2008 Annual Meeting, is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information set forth under the caption “Independent Auditors” of our definitive Proxy Statement to be filed with the SEC, relating to our 2008 Annual Meeting, is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1).                      Financial Statements.

Not applicable

(a)(2).                      Financial Statement Schedules.

Reference is made to the Index to Financial Statements appearing on page F-1 hereof.

(a)(3).                      Exhibits.

Reference is made to the Exhibit Index beginning on page E-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2008.

Freeport-McMoRan Copper & Gold Inc.

By:                      /s/ Richard C. Adkerson
Richard C. Adkerson
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 29, 2008.

*	Chairman of the Board
James R. Moffett

*	Vice Chairman of the Board
B. M. Rankin, Jr.

/s/ Richard C. Adkerson	President, Chief Executive Officer and Director
Richard C. Adkerson	(Principal Executive Officer)

/s/ Kathleen L. Quirk	Executive Vice President, Chief Financial Officer and Treasurer
Kathleen L. Quirk	(Principal Financial Officer)

*	Vice President and Controller - Financial Reporting
C. Donald Whitmire, Jr.	(Principal Accounting Officer)

*	Director
Robert J. Allison, Jr.

*	Director
Robert A. Day

*	Director
Gerald J. Ford

*	Director
H. Devon Graham, Jr.

*	Director
J. Bennett Johnston

S-1

*	Director
Charles C. Krulak

*	Director
Bobby Lee Lackey

*	Director
Jon C. Madonna

*	Director
Dustan E. McCoy

*	Director
Gabrielle K. McDonald

*	Director
J. Stapleton Roy

*	Director
Stephen H. Siegele

*	Director
J. Taylor Wharton

By: /s/ Richard C. Adkerson
Richard C. Adkerson
Attorney-in-Fact

S-2

FREEPORT-McMoRan COPPER & GOLD INC.
INDEX TO FINANCIAL STATEMENTS

Our financial statements and the notes thereto, and the report of Ernst & Young LLP included in our 2007 Annual Report are incorporated herein by reference.

Page
Report of Independent Registered Public Accounting Firm	F-1
Schedule II-Valuation and Qualifying Accounts	F-2

Schedules other than the one listed above have been omitted since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have audited the consolidated financial statements of Freeport-McMoRan Copper & Gold Inc. (the Company) as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated February 29, 2008.  Our audits also included the schedule listed in the index above for this Form 10-K.  The schedule listed in the index above is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP

Phoenix, Arizona
February 29, 2008

F-1

FREEPORT-McMoRan COPPER & GOLD INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expense	Charged to Other Accounts	Other Add (Deduct)	Balance at End of Period
Reserves and allowances deducted
from asset accounts:

Materials and supplies allowances:
2007	16	7	-	(7)[a]	16
2006	17	6	-	(7)[a]	16
2005	17	6	-	(6)[a]	17

Valuation allowance for
deferred tax assets:
2007	925	332	-	(92)	1,165
2006	802	123	-	-	925
2005	658	144	-	-	802

Reserves for non-income taxes:
2007	22	4	11	(3)	34
2006	19	7	-	(4)[b]	22
2005	19	4	-	(4)[b]	19

a.	Primarily represents write-offs of obsolete materials and supplies inventories.
b.	Represents amounts paid or adjustments to reserves based on revised estimates.

F-2

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

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX

Exhibit
Number                                                                                               Description

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

Note:  Certain instruments with respect to long-term debt of FCX have not been filed as exhibits to this Quarterly Report on Form 10-K since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of FCX and its subsidiaries on a consolidated basis.  FCX agrees to furnish a copy of each such instrument upon request of the Securities and Exchange Commission.

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

10.13
Transfer Restrictions Agreement, dated as of September 30, 2005, among SMM Cerro Verde Netherlands, B.V., Compañia de Minas Buenaventura S.A.A., Cyprus Climax Metals Company, Sumitomo Metal Mining Co., Ltd., Sumitomo Corporation, Phelps Dodge Corporation, Japan Bank for International Cooperation, Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi, Ltd., KfW, Calyon New York Branch, The Royal Bank of Scotland plc, The Bank of Nova Scotia, Mizuho Corporate Bank, Ltd., and Calyon New York Branch, as administrative agent.  Incorporated by reference to Exhibit 10.4 to the PD 2005 Third Quarter Form 10-Q.

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

Executive Compensation Plans and Arrangements (Exhibits 10.21 through 10.73)

10.21	FCX Performance Incentive Awards Program as amended effective December 4, 2007.

10.22	FCX President’s Award Program. Incorporated by reference to Exhibit 10.7 to the FCX November 5, 2001 Form S-3.

10.23
FCX 1995 Stock Option Plan, as amended and restated. Incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q of FCX for the quarter ended March 31, 2007 (the FCX 2007 First Quarter Form 10-Q).

10.24	FCX Amended and Restated 1999 Stock Incentive Plan, as amended and restated. Incorporated by reference to Exhibit 10.24 to the FCX 2007 First Quarter Form 10-Q.

10.25	FCX 1999 Long-Term Performance Incentive Plan. Incorporated by reference to Exhibit 10.19 to the Annual Report of FCX on Form 10-K for the fiscal year ended December 31, 1999 (the FCX 1999 Form 10-K).

10.26
FCX Stock Appreciation Rights Plan dated May 2, 2000. Incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2001 (the FCX 2001 Second Quarter Form 10-Q).

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX

Exhibit
Number                                                                                                 Description

10.27	FCX 2003 Stock Incentive Plan, as amended and restated. Incorporated by reference to Exhibit 10.30 to the FCX First Quarter 2007 Form 10-Q.

10.28	FCX 1995 Stock Option Plan for Non-Employee Directors, as amended and restated. Incorporated by reference to Exhibit 10.34 to the FCX 2007 First Quarter Form 10-Q.

10.29	FCX 2004 Director Compensation Plan, as amended and restated. Incorporated by reference to Exhibit 10.35 to the FCX 2007 First Quarter Form 10-Q.

10.30
Form of Amendment No. 1 to Notice of Grant of Nonqualified Stock Options and Stock Appreciation Rights under the 2004 Director Compensation Plan. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of FCX dated May 2, 2006.

10.31	FCX Amended and Restated 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FCX dated July 10, 2007.

10.32	Form of Notice of Grant of Nonqualified Stock Options for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.

10.33	Form of Restricted Stock Unit Agreement for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.

10.34	Form of Performance-Based Restricted Stock Unit Agreement for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.

10.35
Form of Restricted Stock Unit Agreement (form used in connection with participant elections) for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.

10.36
Form of Performance-Based Restricted Stock Unit Agreement (form used in connection with participant elections) for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.

10.37	FCX Director Compensation. Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2004 (the FCX 2004 Form 10-K).

10.38	FCX Supplemental Executive Retirement Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FCX dated January 30, 2007.

10.39	FCX 2005 Annual Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of FCX dated May 5, 2005.

10.40	FCX Executive Services Program. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of FCX dated May 2, 2006.

10.41	FM Services Company Performance Incentive Awards Program as amended effective February 2, 1999. Incorporated by reference to Exhibit 10.19 to the FCX 1998 Form 10-K.

10.42
Consulting Agreement dated as of December 22, 1988, with Kissinger Associates, Inc. (Kissinger Associates). Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1997 (the FCX 1997 Form 10-K).

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX

Exhibit
Number                                                                                                 Description

10.43	Letter Agreement dated May 1, 1989, with Kent Associates, Inc. (Kent Associates, predecessor in interest to Kissinger Associates). Incorporated by reference to Exhibit 10.22 to the FCX 1997 Form 10-K.

10.44
Letter Agreement dated January 27, 1997, among Kissinger Associates, Kent Associates, FCX, Freeport-McMoRan Inc., and FM Services Company (FMS). Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2001 (the FCX 2001 Form 10-K).

10.45
Supplemental Consulting Agreement with Kissinger Associates and Kent Associates, effective as of January 1, 2008.  Incorporated by reference to Exhibit 10.49 to the Quarterly Report on Form 10-Q of FCX for the quarter ended September 31, 2007 (the FCX 2007 Third Quarter Form 10-Q).

10.46
Agreement for Consulting Services between FTX and B. M. Rankin, Jr. effective as of January 1, 1990 (assigned to FMS as of January 1, 1996). Incorporated by reference to Exhibit 10.24 to the FCX 1997 Form 10-K.

10.47	Supplemental Agreement between FMS and B. M. Rankin, Jr. dated December 15, 1997. Incorporated by reference to Exhibit 10.25 to the FCX 1997 Form 10-K.

10.48	Supplemental Letter Agreement between FMS and B. M. Rankin, Jr., effective as of January 1, 2008.

10.49	Letter Agreement effective as of January 7, 1997, between Senator J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.31 to the FCX 2001 Form 10-K.

10.50
Supplemental Letter Agreement dated July 14, 2003, between J. Bennett Johnston, Jr. and FMS. Incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 2003.

10.51	Supplemental Letter Agreement between FMS and J. Bennett Johnston, Jr., dated January 18, 2005. Incorporated by reference to Exhibit 10.40 to the FCX 2004 Form 10-K.

10.52	Supplemental Consulting Agreement between FMS and J. Bennett Johnston, Jr., effective as of January 1, 2008. Incorporated by reference to Exhibit 10.56 to the FCX 2007 Third Quarter Form 10-Q.

10.53	Letter Agreement dated November 1, 1999, between FMS and Gabrielle K. McDonald. Incorporated by reference to Exhibit 10.33 to the FCX 1999 Form 10-K.

10.54	Supplemental Letter Agreement, between FMS and Gabrielle K. McDonald, effective as of January 1, 2008. Incorporated by reference to Exhibit 10.58 to the FCX 2007 Third Quarter Form 10-Q.

10.55	Executive Employment Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.35 to the FCX 2001 Second Quarter Form 10-Q.

10.56	Agreement for Consulting Services between FMS and Dr. J. Taylor Wharton effective as of January 11, 2008.

10.57	Executive Employment Agreement effective January 29, 2008, between FCX and Richard C. Adkerson.

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX

Exhibit
Number                                                                                                 Description

10.58	Change of Control Agreement dated April 30, 2001, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.37 to the FCX 2001 Second Quarter Form 10-Q.

10.59
First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 2003 (the FCX 2003 Form 10-K).

10.60	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and James R. Moffett. Incorporated by reference to Exhibit 10.38 to the FCX 2003 Form 10-K.

10.61	Change of Control Agreement dated February 3, 2004, between FCX and Michael J. Arnold. Incorporated by reference to Exhibit 10.40 to the FCX 2003 Form 10-K.

10.62	Executive Employment Agreement effective January 29, 2008, between FCX and Kathleen L. Quirk.

10.63
Phelps Dodge 2003 Stock Option and Restricted Stock Plan, as amended.  Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (File No. 333-141358) of FCX filed March 16, 2007 (the FCX March 16, 2007 Form S-8).

10.64	Phelps Dodge 1998 Stock Option and Restricted Stock Plan, as amended. Incorporated by reference to Exhibit 10.2 to the FCX March 16, 2007 Form S-8.

10.65
Phelps Dodge Corporation 2006 Executive Performance Incentive Plan.  Incorporated by reference to Appendix A of Phelps Dodge Corporation’s 2005 definitive Proxy Statement on Schedule 14A filed April 15, 2005.

10.66	Letter of employment by and between Freeport-McMoRan Copper & Gold Inc. and Timothy R. Snider dated April 4, 2007. Incorporated by reference to Exhibit 10.73 to the FCX 2007 First Quarter Form 10-Q.

10.67
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

10.68
Form of Severance Agreement (as amended and restated effective January 1, 2005) adopted by Phelps Dodge Corporation and entered into between Phelps Dodge Corporation and certain of its executives.  Incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the PD 2006 Form 10-K.

10.69
Form of Amendment to the ELIP Split Dollar Life Insurance Agreement (Endorsement Method) adopted by Phelps Dodge Corporation and entered into by and between Phelps Dodge and certain of its executives. Incorporated by reference to Exhibit 10.76 to the FCX 2007 First Quarter Form 10-Q.

10.70
The Phelps Dodge Corporation Supplemental Retirement Plan, amended and restated effective January 1, 2005 and adopted on March 16, 2007. Incorporated by reference to Exhibit 10.77 to the FCX 2007 First Quarter Form 10-Q.

10.71
The Phelps Dodge Corporation Supplemental Savings Plan, amended and restated effective January 1, 2005, and adopted on March 16, 2007. Incorporated by reference to Exhibit 10.78 to the FCX 2007 First Quarter Form 10-Q.

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX

Exhibit
Number                                                                                                 Description

10.72	First Amendment to the Phelps Dodge Corporation Supplemental Savings Plan, dated March 16, 2007. Incorporated by reference to Exhibit 10.79 to the FCX 2007 First Quarter Form 10-Q.

10.73	Second Amendment to the Phelps Dodge Corporation Supplemental Savings Plan, dated as of March 16, 2007. Incorporated by reference to Exhibit 10.80 to the FCX 2007 First Quarter Form 10-Q.

12.1	FCX Computation of Ratio of Earnings to Fixed Charges.

14.1	FCX Principles of Business Conduct.

21.1	Subsidiaries of FCX.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Independent Mining Consultants, Inc.

23.3	Consent of Pincock, Allen & Holt.

23.4	Consent of Chlumsky, Armburst & Meyer, LLC.

24.1	Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

24.2	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FCX.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.