Form 10-Q
period 2008-06-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2008-08-11
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Large accelerated filer ☑   Accelerated filer ☐ÿ Non-accelerated filer ☐ÿ Smaller reporting company ☐ÿ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ÿ☐ Yes ☑ No

On July 31, 2008, there were issued and outstanding 383,957,306 shares of the registrant’s Common Stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

FREEPORT-McMoRan COPPER & GOLD INC.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2008	2007
	(In Millions)

ASSETS
Current assets:
Cash and cash equivalents	$1,648	$1,626
Trade accounts receivable	1,964	1,099
Other accounts receivable	247	196
Product inventories and materials and supplies, net	2,365	2,178
Mill and leach stockpiles	866	707
Prepaid expenses and other current assets	81	97
Total current assets	7,171	5,903
Property, plant, equipment and development costs, net	26,129	25,715
Goodwill	6,048	6,105
Long-term mill and leach stockpiles	1,215	1,106
Trust assets	598	606
Intangible assets, net	448	472
Other assets and deferred charges	739	754
Total assets	$42,348	$40,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,405	$2,345
Accrued income taxes	288	420
Current portion of reclamation and environmental liabilities	247	263
Dividends payable	213	212
Current portion of long-term debt and short-term borrowings	31	31
Copper price protection program	–	598
Total current liabilities	3,184	3,869
Long-term debt, less current portion:
Senior notes	6,886	6,928
Project financing, equipment loans and other	357	252
Revolving credit facility	90	–
Total long-term debt, less current portion	7,333	7,180
Deferred income taxes	6,986	7,300
Reclamation and environmental liabilities, less current portion	1,937	1,733
Other liabilities	1,120	1,106
Total liabilities	20,560	21,188
Minority interests in consolidated subsidiaries	1,616	1,239
Stockholders’ equity:
5½% Convertible Perpetual Preferred Stock	1,100	1,100
6¾% Mandatory Convertible Preferred Stock	2,875	2,875
Common stock	50	50
Capital in excess of par value	13,675	13,407
Retained earnings	5,332	3,601
Accumulated other comprehensive income	42	42
Common stock held in treasury	(2,902)	(2,841)
Total stockholders’ equity	20,172	18,234
Total liabilities and stockholders’ equity	$42,348	$40,661

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In Millions, Except Per Share Amounts)

Revenues	$5,441	$5,443	$11,113	$7,689
Cost of sales:
Production and delivery	2,720	2,540	5,442	3,443
Depreciation, depletion and amortization	462	374	880	490
Total cost of sales	3,182	2,914	6,322	3,933
Selling, general and administrative expenses	126	135	210	183
Exploration and research expenses	80	40	132	47
Total costs and expenses	3,388	3,089	6,664	4,163
Operating income	2,053	2,354	4,449	3,526
Interest expense, net	(140)	(179)	(305)	(231)
Losses on early extinguishment of debt	–	(47)	(6)	(135)
Gains on sales of assets	13	38	13	38
Other income, net	9	38	11	62
Equity in affiliated companies’ net earnings	7	7	14	12
Income from continuing operations before income
taxes and minority interests	1,942	2,211	4,176	3,272
Provision for income taxes	(658)	(764)	(1,387)	(1,222)
Minority interests in net income of consolidated
subsidiaries	(274)	(307)	(593)	(421)
Income from continuing operations	1,010	1,140	2,196	1,629
Income from discontinued operations, net of taxes	–	28	–	32
Net income	1,010	1,168	2,196	1,661
Preferred dividends	(63)	(64)	(127)	(81)
Net income applicable to common stock	$947	$1,104	$2,069	$1,580

Basic net income per share of common stock:
Continuing operations	$2.47	$2.83	$5.40	$5.16
Discontinued operations	–	0.07	–	0.11
Basic net income per share of common stock	$2.47	$2.90	$5.40	$5.27

Diluted net income per share of common stock:
Continuing operations	$2.25	$2.56	$4.89	$4.71
Discontinued operations	–	0.06	–	0.09
Diluted net income per share of common stock	$2.25	$2.62	$4.89	$4.80

Average common shares outstanding:
Basic	384	381	383	300
Diluted	450	446	449	346

Dividends declared per share of common stock	$0.4375	$0.3125	$0.875	$0.625

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(In Millions)
Cash flow from operating activities:
Net income	$2,196	$1,661
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	880	495
Minority interests in net income of consolidated subsidiaries	593	427
Stock-based compensation	92	80
Accretion of reclamation and environmental liabilities	74	12
Unrealized losses on copper price protection program	–	168
Losses on early extinguishment of debt	6	135
Deferred income taxes	(114)	(102)
Increase in long-term mill and leach stockpiles	(109)	(101)
Increase in other long-term liabilities	71	68
Other, net	41	(4)
(Increases) decreases in working capital, excluding amounts
acquired from Phelps Dodge:
Accounts receivable	(921)	(557)
Inventories	(371)	298
Prepaid expenses and other	9	16
Accounts payable and accrued liabilities	(525)	210
Accrued income taxes	(212)	(20)
Settlement of reclamation and environmental liabilities	(86)	(36)
Net cash provided by operating activities	1,624	2,750

Cash flow from investing activities:
North America capital expenditures	(367)	(353)
South America capital expenditures	(166)	(36)
Indonesia capital expenditures	(223)	(175)
Africa capital expenditures	(384)	(76)
Other capital expenditures	(23)	(32)
Acquisition of Phelps Dodge, net of cash acquired	(1)	(13,906)
Proceeds from the sale of assets and other, net	56	90
Net cash used in investing activities	(1,108)	(14,488)

Cash flow from financing activities:
Proceeds from term loans under bank credit facility	–	10,000
Repayments of term loans under bank credit facility	–	(7,550)
Net proceeds from sales of senior notes	–	5,880
Net proceeds from sale of common stock	–	2,816
Net proceeds from sale of 6¾% Mandatory Convertible Preferred Stock	–	2,803
Proceeds from revolving credit facility and other debt	524	227
Repayments of revolving credit facility and other debt	(384)	(481)
Cash dividends paid:
Common stock	(337)	(182)
Preferred stock	(127)	(30)
Minority interests	(280)	(314)
Net proceeds from (payments for) exercised stock options	22	(24)
Excess tax benefit from exercised stock options	25	7
Bank credit facilities fees and other, net	63	(243)
Net cash (used in) provided by financing activities	(494)	12,909

Net increase in cash and cash equivalents	22	1,171
Cash and cash equivalents at beginning of year	1,626	907
Cash and cash equivalents at end of period	$1,648	$2,078

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Convertible Perpetual		Mandatory Convertible						Accumulated	Common Stock
	Preferred Stock		Preferred Stock		Common Stock				Other	Held in Treasury
	Number		Number		Number		Capital in		Compre-	Number
	of	At Par	of	At Par	of	At Par	Excess of	Retained	hensive	of	At	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Par Value	Earnings	Income	Shares	Cost	Equity
	(In Millions)
Balance at December 31, 2007	1	$1,100	29	$2,875	497	$50	$13,407	$3,601	$42	114	$(2,841)	$18,234
Exercised stock options, issued
restricted stock and other	–	–	–	–	2	–	203	–	–	–	–	203
Stock-based compensation costs	–	–	–	–	–	–	56	–	–	–	–	56
Tax benefit for stock option
exercises and restricted stock	–	–	–	–	–	–	9	–	–	–	–	9
Tender of shares for exercised
stock options and restricted
stock	–	–	–	–	–	–	–	–	–	1	(61)	(61)
Dividends on common stock	–	–	–	–	–	–	–	(338)	–	–	–	(338)
Dividends on preferred stock	–	–	–	–	–	–	–	(127)	–	–	–	(127)
Comprehensive income:
Net income	–	–	–	–	–	–	–	2,196	–	–	–	2,196
Other comprehensive income,
net of taxes:
Unrealized losses on
securities	–	–	–	–	–	–	–	–	(3)	–	–	(3)
Defined benefit plans:
Amortization of
unrecognized amounts	–	–	–	–	–	–	–	–	3	–	–	3
Other comprehensive income	–	–	–	–	–	–	–	–	–	–	–	–
Total comprehensive income	–	–	–	–	–	–	–	–	–	–	–	2,196
Balance at June 30, 2008	1	$1,100	29	$2,875	499	$50	$13,675	$5,332	$42	115	$(2,902)	$20,172

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Copper & Gold Inc.’s (FCX) consolidated financial statements and notes contained in its 2007 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. With the exception of certain adjustments associated with the acquisition of Phelps Dodge Corporation (Phelps Dodge), all such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month and six-month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

As further discussed in Note 2, on March 19, 2007, FCX acquired Phelps Dodge. The six months ended June 30, 2007, financial results include Phelps Dodge’s results beginning March 20, 2007. Additionally, Phelps Dodge had an international wire and cable business, Phelps Dodge International Corporation (PDIC), which FCX sold on October 31, 2007. As a result of the sale, Phelps Dodge’s three-month and six-month periods ended June 30, 2007, operating results have been restated to remove PDIC from continuing operations and report PDIC as discontinued operations in the consolidated statements of income (see Note 3).

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

Goodwill arising from the acquisition of Phelps Dodge was $6.2 billion, which primarily related to the requirement to recognize a deferred tax liability for the difference between the assigned values and the tax bases of assets acquired and liabilities assumed in a business combination. FCX allocated goodwill to the individual mines it believes have contributed to the excess purchase price and also included consideration of the mines’ potential for future growth (see Note 10 for the allocation of goodwill to FCX’s reportable segments).

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

	Historical
		Phelps	Pro Forma	Pro Forma
Six months ended June 30, 2007	FCX	Dodge[a]	Adjustments	Consolidated
Revenues	$7,689	$2,294	$60	$10,043	[b]
Operating income	$3,526	$793	$(356)	$3,963	[b,c]
Income from continuing operations before
income taxes and minority interests	$3,272	$837	$(472)	$3,637	[b,c,d,e]
Net income from continuing operations
applicable to common stock	$1,548	$493	$(346)	$1,695	[b,c,d,e]
Diluted net income per share of common
stock from continuing operations	$4.71	N/A	N/A	$4.08	[b,c,d,e]
Diluted weighted-average shares of
common stock outstanding	346	N/A	N/A	446	[f]

a.
Represents the results of Phelps Dodge’s operations from January 1, 2007, through March 19, 2007. Beginning March 20, 2007, the results of Phelps Dodge’s operations are included in FCX’s consolidated financial statements.

Additionally, for comparative purposes, the historical Phelps Dodge financial information for the six months ended June 30, 2007, represents results from continuing operations, and therefore, excludes the results of PDIC (i.e., discontinued operations).

b.
Includes charges to revenues for mark-to-market accounting adjustments on the copper price protection program totaling $188 million ($115 million to net income or $0.26 per share). Also includes pro forma credits for amortization of acquired intangible liabilities totaling $60 million ($37 million to net income or $0.08 per share).

c.
Includes charges associated with the impacts of the increases in the carrying values of acquired metal inventories (including mill and leach stockpiles) and property, plant and equipment, and also includes the amortization of intangible assets and liabilities resulting from the acquisition totaling $1.1 billion ($679 million to net income or $1.52 per share).

d.	Excludes net losses on early extinguishment of debt totaling $88 million ($69 million to net income or $0.15 per share) for financing transactions related to the acquisition of Phelps Dodge.

e.
Includes interest expense from the debt issued in connection with the acquisition of Phelps Dodge totaling $341 million ($266 million to net income or $0.60 per share). Also includes accretion on the fair value of environmental liabilities resulting from the acquisition totaling $48 million ($29 million to net income or $0.07 per share).

f.	Estimated pro forma diluted weighted-average shares of common stock outstanding for the six months ended June 30, 2007, follow (in millions):

Average number of basic shares of FCX common stock
outstanding prior to the acquisition of Phelps Dodge	198
Shares of FCX common stock issued in the acquisition	137
Sale of shares of FCX common stock	47
Assumed conversion of Mandatory Convertible Preferred Stock	39
Assumed conversion of other dilutive securities	25
Pro forma weighted-average shares of FCX common stock outstanding	446

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

As a result of the sale, the operating results of PDIC have been removed from continuing operations in the consolidated statements of income. Selected financial information related to discontinued operations for the three months ended June 30, 2007, and for the period March 20, 2007 through June 30, 2007, follows (in millions):

	Three Months	March 20, 2007
	Ended	Through
	June 30, 2007	June 30, 2007
Revenues	$364	$421
Operating income	45	52
Provision for income taxes	13	15
Income from discontinued operations	28	32

4.	PENSION AND POSTRETIREMENT BENEFITS
The components of net periodic benefit cost for pension and postretirement benefits for the three-month and six-month periods ended June 30, 2008 and 2007 (six months ended June 30, 2007 includes Phelps Dodge’s plans for the period March 20, 2007, through June 30, 2007) follow (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$9	$9	$18	$11
Interest cost	27	25	54	31
Expected return on plan assets	(32)	(32)	(64)	(36)
Amortization of prior service cost	1	1	3	2
Amortization of net actuarial loss	1	1	1	1
Net periodic benefit cost	$6	$4	$12	$9

The increase in service and interest costs and the expected return on plan assets for the six months ended June 30, 2008, resulted primarily from the impact of the Phelps Dodge plans for the full six months in 2008.

5.	EARNINGS PER SHARE
FCX’s basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average shares of common stock outstanding during the period. The following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share for the three-month and six-month periods ended June 30, 2008 and 2007 (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Income from continuing operations	$1,010	$1,140	$2,196	$1,629
Preferred dividends	(63)	(64)	(127)	(81)
Income from continuing operations applicable
to common stock	947	1,076	2,069	1,548
Plus income impact of assumed conversion of:
6¾% Mandatory Convertible Preferred Stock	48	49	97	51
5½% Convertible Perpetual Preferred Stock	15	15	30	30
Diluted net income from continuing operations
applicable to common stock	1,010	1,140	2,196	1,629
Income from discontinued operations	–	28	–	32
Diluted net income applicable to common stock	$1,010	$1,168	$2,196	$1,661

Weighted-average shares of common stock outstanding:	384	381	383	300
Add stock issuable upon conversion, exercise or
vesting of:
6¾% Mandatory Convertible Preferred Stock	39	39	39	21
5½% Convertible Perpetual Preferred Stock	23	23	23	23
Dilutive stock options	3	2	3	1
Restricted stock	1	1	1	1
Weighted-average shares of common stock outstanding
for purposes of calculating diluted net income per share	450	446	449	346

Diluted net income per share of common stock:
Continuing operations	$2.25	$2.56	$4.89	$4.71
Discontinued operations	–	0.06	–	0.09
Diluted net income per share of common stock	$2.25	$2.62	$4.89	$4.80

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. FCX’s convertible instruments are also excluded when including the conversion of these instruments increases reported diluted net income per share. Excluded amounts were approximately 150,000 stock options with a weighted-average exercise price of $112.82 for second-quarter 2008 and approximately 75,000 stock options with a weighted-average exercise price of $112.82 for the six months ended June 30, 2008. Excluded amounts were approximately 169,000 stock options with a weighted-average exercise price of $78.92 for second-quarter 2007 and approximately 568,000 stock options with a weighted-average exercise price of $67.71 for the six months ended June 30, 2007.

6.	INVENTORIES, AND MILL AND LEACH STOCKPILES
The components of inventories follow (in millions):

	June 30,	December 31,
	2008	2007
Mining Operations:
Raw materials	$20	$1
Work-in-process	111	71
Finished goods[a]	813	898
Atlantic Copper:
Raw materials (concentrates)	212	164
Work-in-process	215	220
Finished goods	9	6
Total product inventories	1,380	1,360
Total materials and supplies, net[b]	985	818
Total inventories	$2,365	$2,178

a.	Primarily includes copper concentrates, anodes, cathodes and rod, and molybdenum.

b.	Materials and supplies inventory is net of obsolescence reserves totaling $18 million at June 30, 2008, and $16 million at December 31, 2007.

The following is a detail of mill and leach stockpiles (in millions):

	June 30,	December 31,
	2008	2007
Current:
Mill stockpiles	$4	$6
Leach stockpiles	862	701
Total current mill and leach stockpiles	$866	$707

Long-term[a]:
Mill stockpiles	$314	$248
Leach stockpiles	901	858
Total long-term mill and leach stockpiles	$1,215	$1,106

a.	Metals in stockpiles not expected to be recovered within the next 12 months.

7.	INCOME TAXES
FCX’s second-quarter 2008 income tax provision from continuing operations resulted from taxes on international operations ($546 million) and U.S. taxes ($112 million). FCX’s income tax provision for the first six months of 2008 included taxes on international operations ($1.1 billion) and U.S. taxes ($262 million). The difference between FCX’s consolidated effective income tax rate of approximately 33 percent for the first six months of 2008 and the U.S. federal statutory rate of 35 percent primarily was attributable to a U.S. benefit for percentage depletion, partially offset by withholding taxes and incremental U.S. income tax accrued on foreign earnings.

FCX’s second-quarter 2007 income tax provision from continuing operations resulted from taxes on earnings at international operations ($626 million) and U.S. taxes ($138 million). FCX’s income tax provision for the first six months of 2007 included taxes on international operations ($1.1 billion) and U.S. taxes ($92 million). The difference between FCX’s consolidated effective income tax rate of approximately 37 percent for the first six months of 2007 and the U.S. federal statutory rate of 35 percent primarily was attributable to (i) withholding taxes incurred in connection with earnings from Indonesia and South America operations, (ii) income taxes incurred by PT Indocopper Investama, a wholly owned subsidiary of FCX whose only asset is its investment in PT Freeport Indonesia and (iii) a U.S. foreign tax credit limitation; partly offset by a U.S. benefit for percentage depletion.

8.	INTEREST COSTS
Capitalized interest totaled $33 million in second-quarter 2008, $50 million in second-quarter 2007, $55 million for the first six months of 2008 and $57 million for the first six months of 2007.

9.	NEW ACCOUNTING STANDARDS
Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 does not require any new fair value measurements under U.S. GAAP but rather establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. In February 2008, FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those years. Effective January 1, 2008, FCX adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. This partial adoption of SFAS No. 157 did not have a material impact on our financial reporting and disclosures as FCX’s financial assets are measured using quoted market prices, or Level 1 inputs. FCX is currently evaluating the impact that the adoption of SFAS No. 157 will have on its financial reporting and disclosures for pension and postretirement related financial assets and nonfinancial assets or liabilities not valued on a recurring basis (at least annually).

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

The Hierarchy of Generally Accepted Accounting Principles. In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to result in a change in FCX’s accounting practices.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion. In May 2008, FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which will change the accounting treatment for convertible debt securities that the issuer may settle fully or partially in cash. FSP No. APB 14-1 requires bifurcation of convertible debt instruments into a debt component that is initially recorded at fair value and an equity component, which represents the difference between the initial proceeds from issuance of the instrument and the fair value allocated to the debt component. The debt component is subsequently accreted (as a component of interest expense) to par value over its expected life. FSP No. APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008, and must be retrospectively applied to all prior periods presented, even if an instrument has matured, converted, or otherwise been extinguished as of the FSP’s effective date. FCX will adopt FSP No. APB 14-1 on January 1, 2009, and will be required to retrospectively apply its provisions to its 7% Convertible Senior Notes. FCX is currently evaluating the impact that the adoption of FSP No. APB 14-1 will have on its consolidated financial statements.

10.	BUSINESS SEGMENTS
FCX has a regional approach to the management of its operations. FCX has organized its operations geographically into three primary operating divisions – North America, South America and Indonesia. Notwithstanding this geographic structure, FCX internally reports information on a mine-by-mine basis. Therefore, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” FCX concluded that its operating segments include individual mines. Operating segments that meet SFAS No. 131 thresholds are reportable segments. FCX has revised its segment disclosures for second-quarter 2007 to conform with the current year presentation. Further discussion of the reportable segments included in FCX’s primary operating divisions, as well as FCX’s other reportable segment – Atlantic Copper Smelting & Refining, follows.

North America.  North America operations are comprised of copper operations from mining through rod production, molybdenum operations from mining through conversion to chemical and metallurgical products, and the marketing and sale of both product lines. FCX has seven operating copper mines in North America – Morenci, Bagdad, Sierrita, Safford and Miami in Arizona and Chino and Tyrone in New Mexico, as well as one operating molybdenum mine – Henderson in Colorado. The North America division includes the Morenci copper mine, Rod & Refining operations and Molybdenum operations as reportable segments.

Morenci. The Morenci open-pit mine, located in southeastern Arizona, primarily produces copper cathodes and copper concentrates. In addition to copper, the Morenci mine produces molybdenum concentrates as a by-product. FCX owns an 85 percent undivided interest in Morenci via an unincorporated joint venture.

Rod & Refining. The Rod & Refining segment consists of copper conversion facilities, including a refinery, four rod mills and a specialty copper products facility. This segment processes copper produced at FCX’s North America mines and purchased copper into copper anode, cathode, rod and custom copper shapes. At times this segment refines copper and produces copper rod and shapes for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to FCX’s facilities for processing into a product that is returned to the customer, who pays FCX for processing its material into the specified products.

Molybdenum. The Molybdenum segment includes FCX’s wholly owned Henderson molybdenum mine in Colorado and related conversion facilities. The Henderson underground mine produces high-purity, chemical-grade molybdenum concentrates, which are typically further processed into value-added molybdenum chemical products. This segment is an integrated producer of molybdenum, with mining, roasting and processing facilities that produce high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products, which are sold to customers around the world. This segment also includes a sales company that purchases and sells molybdenum from Henderson as well as from FCX’s North America and South America copper mines that produce molybdenum as a by-product. In addition, at times this segment roasts and/or processes material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to FCX’s facilities for processing into a product that is returned to the customer, who pays FCX for processing its material into the specified products.

The Molybdenum segment also includes FCX’s wholly owned Climax molybdenum mine in Colorado, which has been on care-and-maintenance status since 1995. FCX is currently undertaking a project to restart the Climax mine with start up expected in 2010.

Other North America. Other North America operations include FCX’s other operating southwestern U.S. copper mines – Bagdad, Sierrita, Safford, Miami, Chino and Tyrone. In addition to copper, the Bagdad, Sierrita and Chino mines produce molybdenum, gold and silver. Other North America operations also include the Miami smelter, which processes our North America concentrates and provides a significant source of sulfuric acid for the various North America leaching operations; and a sales company, which functions as an agent to purchase metals, primarily copper from the North and South America operations, and sells to Atlantic Copper, S.A. (Atlantic Copper) and third parties.

South America.  FCX has four operating copper mines in South America – Cerro Verde in Peru, and Candelaria, Ojos del Salado and El Abra in Chile. These operations include open-pit and underground mining, sulfide ore concentrating, leaching, solution extraction and electrowinning (SX/EW). The South America division includes the Cerro Verde copper mine as a reportable segment.

Cerro Verde. The Cerro Verde open-pit copper mine, located near Arequipa, Peru, produces copper cathodes and copper concentrates. In addition to copper, the Cerro Verde mine produces molybdenum concentrates. FCX owns a 53.56 percent interest in Cerro Verde.

Other South America. Other South America operations include FCX’s Chilean copper mines – Candelaria, Ojos del Salado and El Abra – which include open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. In addition to copper, the Candelaria and Ojos del Salado mines produce gold and silver. FCX owns an 80 percent interest in both the Candelaria and Ojos del Salado mines, and owns a 51 percent interest in the El Abra mine.

Indonesia.  Indonesia operations include PT Freeport Indonesia’s Grasberg copper and gold mining operations and PT Puncakjaya Power’s power-generating operations (after eliminations with PT Freeport Indonesia). FCX owns 90.64 percent of PT Freeport Indonesia, including 9.36 percent owned through PT Indocopper Investama. In 1996, FCX established an unincorporated joint venture with Rio Tinto, which covers PT Freeport Indonesia’s mining operations in Block A and gives Rio Tinto, through 2021, a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver. After 2021, Rio Tinto will have a 40 percent interest in all production from Block A.

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

FCX allocates certain operating costs, expenses and capital to the operating divisions and individual segments. However, not all costs and expenses applicable to a mine or operation are allocated. All federal and state income taxes are recorded and managed at the corporate level with the exception of foreign income taxes, which are generally recorded and managed at the applicable mine or operation. In addition, most exploration and research activities are managed at the corporate level, and those costs are not allocated to the operating divisions or segments. Accordingly, the following segment information reflects management determinations that may not be indicative of what the actual financial performance of each operating division or segment would be if it was an independent entity.

Business Segments
(In Millions)	North America						South America			Indonesia
												Atlantic	Corporate,
				Other		Total		Other	Total			Copper	Other &
		Rod &	Molyb-	North	Elimi-	North	Cerro	South	South			Smelting	Elimi-	FCX
Second-Quarter 2008	Morenci	Refining	denum	America	nations	America	Verde	America	America	Grasberg		& Refining	nations	Total
Revenues:
Unaffiliated customers[b]	$46	$1,675	$715	$572	$–	$3,008	$428	$468	$896	$811	[a]	$724	$2	$5,441
Intersegment	569	8	–	1,131	(1,571)	137	262	251	513	205		–	(855)	–
Production and delivery[b]	294	1,677	421	1,161	(1,590)	1,963	206	256	462	439		698	(842)	2,720
Depreciation, depletion and amortization[b]	79	1	69	122	–	271	46	81	127	48		9	7	462
Selling, general and administrative expenses	–	–	5	2	–	7	–	–	–	47		6	66	126
Exploration and research expenses	–	–	1	–	–	1	–	–	–	–		–	79	80
Operating income[b]	242	5	219	418	19	903	438	382	820	482		11	(163)	2,053

Interest expense, net	–	1	–	10	(1)	10	1	(2)	(1)	2		2	127	140
Provision for income taxes	–	–	–	–	–	–	154	121	275	205		–	178	658
Goodwill at June 30, 2008	1,912	–	703	2,299	–	4,914	763	366	1,129	–		–	5	6,048
Total assets at June 30, 2008	7,000	605	4,156	13,712	(805)	24,668	5,247	4,967	10,214	4,066		1,059	2,341	42,348
Capital expenditures	82	1	32	77	–	192	45	58	103	108		7	245	655

Second-Quarter 2007
Revenues:
Unaffiliated customers	23	1,826	463	367	–	2,679	157	572	729	1,415	[a]	619	1	5,443
Intersegment	519	11	–	733	(1,259)	4	298	205	503	347		–	(854)	–
Production and delivery[b]	304	1,825	406	763	(1,194)	2,104	100	203	303	390		608	(865)	2,540
Depreciation, depletion and amortization[b]	69	3	22	74	–	168	35	101	136	56		9	5	374
Selling, general and administrative expenses	–	–	5	2	–	7	–	–	–	45		6	77	135
Exploration and research expenses	–	–	–	–	–	–	–	–	–	–		–	40	40
Operating income (loss)[b]	169	9	30	261	(65)	404	320	473	793	1,271		(4)	(110)	2,354

Interest expense, net	–	1	–	1	(1)	1	4	(1)	3	3		7	165	179
Provision for income taxes	–	–	–	–	–	–	123	156	279	559		–	(74)	764
Total assets at June 30, 2007	4,737	670	1,894	9,462	(736)	16,027	4,294	4,339	8,633	4,352		1,062	10,560 [c]	40,634
Capital expenditures	60	1	11	228	–	300	17	17	34	101		14	81	530

a.	Includes PT Freeport Indonesia’s sales to PT Smelting totaling $356 million in second-quarter 2008 and $625 million in second-quarter 2007.

b.
The following tables summarize the impact of purchase accounting fair value adjustments on operating income (loss) primarily associated with the impacts of the increases in the carrying values of Phelps Dodge’s metals inventories (including mill and leach stockpiles) and property, plant and equipment:

Second-Quarter 2008
Revenues	$–	$–	$(3)	$–	$–	$(3)	$5	$1	$6	N/A	N/A	$–	$3
Production and delivery	(11)	–	2	5	(10)	(14)	5	(3)	2	N/A	N/A	–	(12)
Depreciation, depletion and amortization	(50)	–	(46)	(63)	–	(159)	(23)	(48)	(71)	N/A	N/A	–	(230)
Reduction of operating income	$(61)	$–	$(47)	$(58)	$(10)	$(176)	$(13)	$(50)	$(63)	N/A	N/A	$–	$(239)

Second-Quarter 2007
Production and delivery	$(68)	$–	$(67)	$(59)	$(57)	$(251)	$–	$(18)	$(18)	N/A	N/A	$–	$(269)
Depreciation, depletion and amortization	(60)	–	(10)	(47)	–	(117)	(15)	(55)	(70)	N/A	N/A	1	(186)
Reduction of operating income	$(128)	$–	$(77)	$(106)	$(57)	$(368)	$(15)	$(73)	$(88)	N/A	N/A	$1	$(455)

c.	Includes preliminary goodwill of $6.8 billion, which had not been allocated to reporting units, and also includes assets of $1.4 billion associated with discontinued operations (see Note 3).

(In Millions)	North America						South America			Indonesia
												Atlantic	Corporate,
				Other		Total		Other	Total			Copper	Other &
		Rod &	Molyb-	North	Elimi-	North	Cerro	South	South			Smelting	Elimi-	FCX
Six Months Ended June 30, 2008	Morenci	Refining	denum	America	nations	America	Verde	America	America	Grasberg		& Refining	nations	Total
Revenues:
Unaffiliated customers[b]	$96	$3,355	$1,434	$1,276	$–	$6,161	$890	$971	$1,861	$1,698	[a]	$1,389	$4	$11,113
Intersegment	1,110	16	–	2,199	(3,068)	257	515	626	1,141	370		–	(1,768)	–
Production and delivery[b]	566	3,353	881	2,378	(3,077)	4,101	368	526	894	838		1,349	(1,740)	5,442
Depreciation, depletion and amortization[b]	160	3	108	227	–	498	89	168	257	93		18	14	880
Selling, general and administrative expenses	–	–	11	6	–	17	–	–	–	84		14	95	210
Exploration and research expenses	–	–	1	–	–	1	–	–	–	–		–	131	132
Operating income[b]	480	15	433	864	9	1,801	948	903	1,851	1,053		8	(264)	4,449

Interest expense, net	1	2	–	21	(2)	22	2	(2)	–	3		6	274	305
Provision for income taxes	–	–	–	–	–	–	327	281	608	444		–	335	1,387
Capital expenditures	159	4	44	160	–	367	62	104	166	223		12	395	1,163

Six Months Ended June 30, 2007
Revenues:
Unaffiliated customers	23	2,032	515	428	–	2,998	171	698	869	2,747	[a]	1,073	2	7,689
Intersegment	540	13	–	787	(1,336)	4	395	230	625	724		–	(1,353)	–
Production and delivery[b]	333	2,031	458	876	(1,267)	2,431	144	275	419	713		1,035	(1,155)	3,443
Depreciation, depletion and amortization[b]	74	3	25	80	–	182	44	120	164	115		19	10	490
Selling, general and administrative expenses	–	–	5	3	–	8	–	–	–	89		10	76	183
Exploration and research expenses	–	–	–	–	–	–	–	–	–	–		–	47	47
Operating income[b]	156	11	27	256	(69)	381	378	533	911	2,554		9	(329)	3,526

Interest expense, net	–	1	–	1	(1)	1	4	(1)	3	7		14	206	231
Provision for income taxes	–	–	–	–	–	–	145	175	320	1,021		–	(119)	1,222
Capital expenditures	75	2	13	263	–	353	18	18	36	175		21	87	672

a.	Includes PT Freeport Indonesia’s sales to PT Smelting totaling $820 million in the first six months of 2008 and $1.2 billion in the first six months of 2007.

b.
The following tables summarize the impact of purchase accounting fair value adjustments on operating income primarily associated with the impacts of the increases in the carrying values of Phelps Dodge’s metals inventories (including mill and leach stockpiles) and property, plant and equipment:

Six Months Ended June 30, 2008
Revenues	$–	$–	$(3)	$–	$–	$(3)	$5	$1	$6	N/A	N/A	$–	$3
Production and delivery	(29)	–	(12)	3	(23)	(61)	(4)	(19)	(23)	N/A	N/A	–	(84)
Depreciation, depletion and amortization	(97)	–	(80)	(118)	–	(295)	(44)	(97)	(141)	N/A	N/A	(1)	(437)
Reduction of operating income	$(126)	$–	$(95)	$(115)	$(23)	$(359)	$(43)	$(115)	$(158)	N/A	N/A	$(1)	$(518)

Six Months Ended June 30, 2007
Production and delivery	$(84)	$–	$(80)	$(73)	$(62)	$(299)	$(20)	$(46)	$(66)	N/A	N/A	$–	$(365)
Depreciation, depletion and amortization	(63)	–	(12)	(48)	–	(123)	(21)	(70)	(91)	N/A	N/A	–	(214)
Reduction of operating income	$(147)	$–	$(92)	$(121)	$(62)	$(422)	$(41)	$(116)	$(157)	N/A	N/A	$–	$(579)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of June 30, 2008, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007, the consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007, and the consolidated statement of stockholders’ equity for the six-month period ended June 30, 2008. These financial statements are the responsibility of the Company’s management.

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
August 8, 2008

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries, including, except as otherwise stated, Phelps Dodge Corporation (Phelps Dodge) and its subsidiaries, which we acquired on March 19, 2007. You should read this discussion in conjunction with our financial statements, the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of our “Business and Properties” in our Form 10-K for the year ended December 31, 2007, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results. In particular, the financial results included for the first six months of 2007 include the operations of Phelps Dodge only since March 20, 2007, not the full six-month period because of the accounting treatment for the acquisition. References to “Notes” are Notes included in our “Notes to Consolidated Financial Statements.” Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations all references to earnings or losses per share are on a diluted basis, unless otherwise noted.

We are one of the world’s largest copper, gold and molybdenum mining companies in terms of reserves and production. Our portfolio of assets includes the Grasberg minerals district in Indonesia, which contains the largest single recoverable copper reserve and the largest single gold reserve of any mine in the world based on the latest available reserve data provided by third-party industry consultants; significant mining operations in North and South America; and the Tenke Fungurume development project in the Democratic Republic of Congo (DRC).

In North America, we have seven operating copper mines – Morenci, Bagdad, Sierrita, Safford and Miami in Arizona and Chino and Tyrone in New Mexico, as well as one operating molybdenum mine – Henderson in Colorado. In addition, we are restarting the Climax molybdenum mine in Colorado. All of these mining operations are wholly owned, except for Morenci. We have an 85 percent undivided interest in Morenci, an unincorporated joint venture. The North America operations are operated in an integrated fashion and have long-lived reserves with additional development potential.

In South America, we have four operating copper mines – Cerro Verde in Peru, and Candelaria, Ojos del Salado and El Abra in Chile. We own a 53.56 percent interest in Cerro Verde, an 80 percent interest in both Candelaria and Ojos del Salado and a 51 percent interest in El Abra.

We own 90.64 percent of PT Freeport Indonesia, including 9.36 percent owned through our wholly owned subsidiary, PT Indocopper Investama. PT Freeport Indonesia operates under an agreement, called a Contract of Work, with the Government of Indonesia that allows us to conduct exploration, mining and production activities in a 24,700-acre area called Block A located in Papua, Indonesia. Under the Contract of Work, PT Freeport Indonesia also conducts exploration activities in an approximate 500,000-acre area called Block B in Papua. All of PT Freeport Indonesia’s proven and probable mineral reserves and current mining operations, including the Grasberg minerals district, are located in Block A.

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

Phelps Dodge also had an international manufacturing division, Phelps Dodge International Corporation (PDIC), which manufactured engineered wire and cable products principally for the global energy sector. On October 31, 2007, we sold PDIC, and as a result, the operating results of PDIC have been removed from continuing operations and reported as discontinued operations in the consolidated statements of income.

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

At June 30, 2008, the carrying value of goodwill associated with our acquisition of Phelps Dodge totaled approximately $6.0 billion, which primarily related to the requirement to recognize a deferred tax liability for the difference between the assigned values and the tax bases of assets acquired and liabilities assumed in the business combination. FCX has allocated goodwill to the individual mines it believes have contributed to the excess purchase price and also included consideration of the mines’ potential for future growth (refer to Note 10 for the allocation of goodwill to our reportable segments).

The following table summarizes the impacts of purchase accounting fair value adjustments on operating income and income from continuing operations for the three and six month periods ended June 30, 2008, and 2007.  These impacts are primarily associated with fair value adjustments that increased the carrying values of Phelps Dodge’s property, plant and equipment and metal inventories, including mill and leach stockpiles (in millions):

			Six Months Ended
	Second-Quarter		June 30,
	2008	2007	2008	2007[a]
Purchase accounting impacts:
Revenues	$3	$–	$3	$–
Production and delivery costs	(12)	(269)	(84)	(365)
Depreciation, depletion and amortization	(230)	(186)	(437)	(214)
Reduction of operating income	$(239)	$(455)	$(518)	$(579)

Reduction of income from continuing operations	$(163)[b]	$(284)	$(347)[b]	$(363)

a.	Represents purchase accounting impacts for the period March 20, 2007, through June 30, 2007.

b.
Includes net purchase accounting fair value adjustments related to non-operating income and expenses of $22 million ($13 million to net income) in second-quarter 2008 and $37 million ($22 million to net income) for the first six months of 2008 primarily related to accretion of the fair values determined on a discounted cash flow basis for environmental liabilities assumed in the acquisition of Phelps Dodge.

COPPER, GOLD AND MOLYBDENUM MARKETS

The graphs below are intended to illustrate the movements in metals prices from 1992 through July 2008. World prices for copper, gold and molybdenum have fluctuated significantly during this period. The London Metal Exchange (LME) spot copper price varied from a low of $0.60 per pound in 2001 to record highs above $4.00 per pound in July 2008, the London gold price fluctuated from a low of approximately $250 per ounce in 1999 to record highs above $1,000 per ounce in March 2008, and the Metals Week Molybdenum Dealer Oxide prices ranged from a low of $1.82 per pound in 1992 to a high of $40.00 per pound in 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2007.

Historical LME Spot Copper Price

Through July 31, 2008

LME Spot Copper Price
LME & COMEX Exchange Stocks*
000s of metric tons
Dollars per pound
1,600
1,400
1,200
1,000
800
600
400
200
0
$4.25
$4.00
$3.75
$3.50
$3.25
$3.00
$2.75
$2.50
$2.25
$2.00
$1.75
$1.50
$1.25
$1.00
$0.75
$0.50
$0.25
$0.00
1992 1993 1994 1995 1996 1997 1998 1999 2000 2001 2002 2003 2004 2005 2006 2007 2008

*  Excludes Shanghai stocks, producer, consumer and merchant stocks.

The graph above presents LME spot copper prices and reported stocks of copper at the LME and New York Commodity Exchange (COMEX) through July 31, 2008. Since 2003, global consumption has exceeded production, evidenced by the decline in exchange warehouse inventories. Combined LME and COMEX stocks of approximately 132,600 metric tons at June 30, 2008, remain at historically low levels, representing less than three days of global consumption. Disruptions associated with strikes and other operational issues resulted in low levels of inventory in 2006, 2007 and the first half of 2008. During second-quarter 2008, copper prices continued to be strong, with LME copper prices ranging from $3.59 per pound to $4.03 per pound and averaging $3.83 per pound. Future copper prices may continue to be volatile and are expected to be influenced by demand from China, economic activity in the United States (U.S.) and other industrialized countries, the timing of the development of new supplies of copper, production levels of mines and copper smelters and the level of direct participation by investors. We consider the current underlying supply and demand conditions in the global copper markets to be positive for our company and continue to pursue opportunities to expand production. The LME spot price closed at $3.75 per pound on July 31, 2008; however, prices declined in early August 2008 with the LME spot price closing at $3.41 per pound on August 8, 2008.

London Gold Prices

Through July 31, 2008

$1,050
$1,000
$950
$900
$850
$800
$750
$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
Dollars per ounce
1992
1993
1994
1995
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008

Gold prices continue to be supported by increased investment demand for gold, ongoing geopolitical tensions, a weak U.S. dollar, inflationary pressures and reduced mine supply. During second-quarter 2008, gold prices ranged from approximately $853 per ounce to $946 per ounce and averaged approximately $896 per ounce. On July 31, 2008, London gold prices closed at approximately $918 per ounce; however, prices declined in early August 2008 with the London gold price closing at $853 per ounce on August 8, 2008.

Molybdenum markets have been strong in recent years with growing demand and limited supply. During second-quarter 2008, molybdenum prices ranged from $32.20 per pound to $33.50 per pound and averaged $32.93 per pound. The Metals Week Molybdenum Dealer Oxide price was $33.75 per pound on July 28, 2008 and August 4, 2008.

OUTLOOK

Consolidated sales volumes (excluding sales of purchased metal) for second-quarter 2008 totaled 942 million pounds of copper, 265 thousand ounces of gold and 20 million pounds of molybdenum, compared with approximately 1.0 billion pounds of copper, 913 thousand ounces of gold and 15 million pounds of molybdenum for second-quarter 2007. Consolidated sales volumes (excluding sales of purchased metal) for the first six months of 2008 totaled approximately 1.9 billion pounds of copper, 545 thousand ounces of gold and 40 million pounds of molybdenum, compared with approximately 1.5 billion pounds of copper, 1.9 million ounces of gold and 17 million pounds of molybdenum for the first six months of 2007. Pro forma sales volumes (excluding sales of purchased metal) for the first six months of 2007, including Phelps Dodge sales volumes prior to the acquisition, totaled approximately 2.0 billion pounds of copper, 1.9 million ounces of gold and 34 million pounds of molybdenum.

Because of mine sequencing at Grasberg and the ramp up of production at the Safford mine, second-half 2008 production and sales are expected to be higher than the first half of 2008. Projected consolidated sales volumes (excluding sales of purchased metal) for the full year 2008 are estimated to be 4.1 billion pounds of copper, 1.4 million ounces of gold and 75 million pounds of molybdenum, including 2.2 billion pounds of copper, 890 thousand ounces of gold and 35 million pounds of molybdenum in the second half of 2008. Copper sales are expected to be approximately 100 million pounds lower than previous estimates primarily because of delays in achieving full production at the new Safford mine and lower than expected production at Morenci. Achievement of the above sales estimates depends on the achievement of targeted mining rates and expansion plans, the successful operation of production facilities, the impact of weather conditions and other factors. Additionally, sales volumes may vary from these estimates depending on the areas being mined within the Grasberg open pit, with quarterly sales volumes expected to vary significantly. Refer to “Operations” for further discussion of sales volumes at our North America, South America and Indonesia operations.

Consolidated revenues, operating cash flows and net income vary significantly with fluctuations in the market prices of copper, gold and molybdenum, sales volumes and other factors. Based on projected consolidated sales volumes (excluding sales of purchased metal) for 2008 and assuming an average price of $3.75 per pound of copper, $900 per ounce of gold and $30 per pound of molybdenum for the remainder of 2008, our consolidated operating cash flow would approximate $6.0 billion in 2008, including net reductions totaling $1.8 billion for estimated working capital requirements. Each $0.20 per pound change in copper prices for the balance of the year would have an approximate $300 million impact on 2008 operating cash flows.

We continue to experience increases in our worldwide copper production costs. Consolidated unit net cash costs for the second quarter of 2008 increased to $1.25 per pound of copper, compared to $1.06 per pound of copper in the first quarter of 2008, primarily because of higher commodity input costs, mostly related to energy, and lower by-product credits, partly offset by higher copper volumes. Because energy is a significant portion of our production costs we have been negatively impacted by rising energy prices and could continue to be impacted by future energy availability issues and/or additional increases in energy prices. Energy costs, which are expected to approximate 30 percent of our consolidated copper production costs for 2008, include purchases of approximately 225 million gallons of diesel fuel per year, 800 thousand metric tons of coal per year, seven thousand gigawatt hours of electricity and 1.5 million british thermal units of natural gas. Assuming an average price of $3.75 per pound of copper, $900 per ounce of gold and $30 per pound of molybdenum for the remainder of 2008, our consolidated unit net cash costs for the year 2008 would approximate $1.10 per pound, which is higher than previous estimates primarily because of increases in energy and other input costs.

We also have significant development activities under way to expand our production volumes, extend our mine lives and develop large-scale underground ore bodies. Capital costs associated with these development activities have also been affected by rising input costs, including equipment, materials and supplies and labor.  Additionally, our development of large-scale underground ore bodies in Indonesia are more sensitive to labor costs than our large-scale open pit and mill processing operations. Accordingly, increasing labor costs without corresponding productivity gains will adversely impact our current and future underground development and operations. For further discussion of our significant development projects refer to “Development Projects.”

CONSOLIDATED RESULTS

					Six Months Ended
	Second-Quarter				June 30,
	2008		2007		2008		2007
Financial Data (in millions, except per share amounts)
Revenues	$5,441	[a]	$5,443	[a,b]	$11,113	[a]	$7,689	[a,b]
Operating income	2,053	[a,c]	2,354	[a,b]	4,449	[a,c]	3,526	[a,b]
Income from continuing operations applicable	947	[c,e,f]	1,076	[b,e,f]	2,069	[c,e,f]	1,548	[b,e,f]
to common stock[d]
Net income applicable to common stock[d]	947	[c,e,f]	1,104	[b,e,f]	2,069	[c,e,f]	1,580	[b,e,f]
Diluted net income per share of common stock[g]:
Continuing operations	$2.25		$2.56		$4.89		$4.71
Discontinued operations	–		0.06		–		0.09
Diluted net income per share of common stock	$2.25	[c,e,f]	$2.62	[b,e,f]	$4.89	[c,e,f]	$4.80	[b,e,f]
Diluted average common shares outstanding[g,h]	450		446		449		346

Operating Data - Sales from Mines, Excluding Sales
of Purchased Metal
Copper
Consolidated share (millions of recoverable pounds)	942		1,010		1,853		1,530
Average realized price per pound	$3.85		$3.34	[b]	$3.77		$3.32	[b]
Site production and delivery costs per pound[i]	$1.59		$1.13		$1.53		$1.04
Unit net cash costs per pound[i]	$1.25		$0.53		$1.16		$0.47
Gold
Consolidated share (thousands of recoverable ounces)	265		913		545		1,869
Average realized price per ounce	$911.98		$658.51		$917.37		$659.61
Molybdenum
Consolidated share (millions of recoverable pounds)	20		15		40		17
Average realized price per pound	$31.59		$24.83		$31.63		$24.68

a.	A summary of revenues and operating income (loss) by operating division for the second quarters and first six months of 2008 and 2007 follow (in millions):

	Second-Quarter 2008		Second-Quarter 2007
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
North America	$3,145	$903	$2,683	$404
South America	1,409	820	1,232	793
Indonesia	1,016	482	1,762	1,271
Atlantic Copper smelting & refining	724	11	619	(4)
Corporate, other & eliminations	(853)	(163)	(853)	(110)
Total FCX	$5,441	$2,053	$5,443	$2,354

	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
North America	$6,418	$1,801	$3,002	$381
South America	3,002	1,851	1,494	911
Indonesia	2,068	1,053	3,471	2,554
Atlantic Copper smelting & refining	1,389	8	1,073	9
Corporate, other & eliminations	(1,764)	(264)	(1,351)	(329)
Total FCX	$11,113	$4,449	$7,689	$3,526

Refer to Note 10 for further discussion of our operating divisions.

b.
Includes charges to revenues for mark-to-market accounting adjustments on the 2007 copper price protection program totaling $130 million ($80 million to net income or $0.18 per share) and a reduction in average realized copper prices of $0.13 per pound in second-quarter 2007, and $168 million ($103 million to net income or $0.30 per share) and a reduction in average realized prices of $0.11 per pound for the first six months of 2007.

c.	Includes costs totaling approximately $25 million ($13 million to net income or $0.03 per share) in the second quarter and first six months of 2008 for local infrastructure projects in South America.

d.	After preferred dividends.

e.
Includes the impact of purchase accounting fair value adjustments associated with the acquisition of Phelps Dodge totaling $262 million ($163 million to net income or $0.36 per share) in second-quarter 2008 and $556 million ($347 million to net income or $0.77 per share) for the first six months of 2008.  These purchase accounting fair value adjustments include amounts for non-operating income and expenses totaling $22 million ($13 million to net income or $0.03 per share) in second-quarter 2008 and $37 million ($22 million to net income or $0.05 per share) for the first six months of 2008 primarily related to accretion of the fair values determined on a discounted cash flow basis for environmental liabilities assumed in the acquisition of Phelps Dodge.

Includes the impact of purchase accounting fair value adjustments associated with the acquisition of Phelps Dodge totaling $456 million ($284 million to net income or $0.64 per share) in second-quarter 2007 and $579 million ($363 million to net income or $1.05 per share) for the first six months of 2007.

f.
Includes a loss on early extinguishment of debt totaling $6 million ($5 million to net income or $0.01 per share) for the first six months of 2008 associated with an open-market purchase of our 9.5% Senior Notes. The second quarter and first six months of 2008 also include gains on the sales of assets totaling $13 million ($8 million to net income or $0.02 per share).

Includes net losses on early extinguishment of debt totaling $47 million ($35 million to net income or $0.08 per share) in second-quarter 2007 and $135 million ($110 million to net income or $0.32 per share) for the first six months of 2007 primarily related to premiums paid and the accelerated recognition of deferred financing costs associated with prepayments of debt. The second quarter and first six months of 2007 also include gains on the sales of assets totaling $38 million ($23 million to net income or $0.05 per share for second-quarter 2007 and $0.07 per share for the first six months of 2007).

g.	Reflects assumed conversion of our 5½% Convertible Perpetual Preferred Stock and 6¾% Mandatory Convertible Preferred Stock.

h.
On March 19, 2007, we issued 137 million common shares to acquire Phelps Dodge, and on March 28, 2007, we sold 47 million common shares. Common shares outstanding on June 30, 2008, totaled 384 million. Assuming conversion of the instruments discussed in Note g above and including dilutive stock options and restricted stock units, total common shares outstanding would approximate 450 million at June 30, 2008.

i.
Reflects per pound weighted average production and delivery costs and unit net cash costs (net of by-product credits) for all mines. For reconciliations of the actual and pro forma per pound costs by geographic region to production and delivery costs applicable to actual or pro forma sales reported in our consolidated financial statements or pro forma consolidated financial results, refer to “Unit Net Cash Costs” included in “Operations” and to “Product Revenues and Production Costs.”

Revenues
Consolidated revenues include the sales of copper, copper concentrates, gold, molybdenum and other metals and metal-related products by our North and South America operations, our Indonesia operation’s sale of copper concentrates (which also contain significant quantities of gold and silver), and the sale by Atlantic Copper of copper anodes, copper cathodes, and gold in anodes and slimes. Consolidated revenues in both second-quarter 2008 and 2007 totaled approximately $5.4 billion. Consolidated revenues for second-quarter 2008, compared with second-quarter 2007, reflected lower copper and gold sales volumes at our Indonesia operations associated with mining lower-grade ore during second-quarter 2008, offset by higher copper, gold and molybdenum prices.

Revenues for the first six months of 2008 were approximately $3.4 billion higher than in the comparable 2007 period reflecting higher overall copper and molybdenum sales volumes because of a full six months of activity from our North and South America operations in 2008, partly offset by lower sales volumes at our Indonesia operations associated with mining lower-grade ore during the first six months of 2008. Higher revenues for the first six months of 2008 also reflected higher copper, gold and molybdenum prices.

For the first six months of 2008, approximately half of our mined copper was sold in concentrate, 30 percent as rod (principally from our North America operations) and the remaining 20 percent as cathodes. Substantially all of our concentrate sales contracts and some of our cathode sales contracts provide final copper pricing in a specified future period (generally one to four months from the shipment date) based primarily on quoted LME prices. We ultimately receive market prices based on prices in the specified future period; however, the accounting rules applied to these sales result in changes recorded to revenues until the specified future period. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisional priced concentrate and cathode sales that is adjusted to fair value through earnings each period until the date of final pricing. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues during a quarter benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Second-quarter 2008 LME copper prices averaged $3.83 per pound, compared with our average recorded price of $3.85 per pound. The applicable forward curve price at the end of the quarter was $3.88 per pound. Approximately half of our consolidated copper sales during second-quarter 2008 were provisionally priced at the time of shipment and are subject to final pricing later in 2008.

At June 30, 2008, our copper sales included 369 million pounds of copper (net of minority interests) priced at an average of $3.88 per pound and subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the June 30, 2008, provisional price recorded would impact our 2008 consolidated revenues by $25 million ($11 million to net income). Prices have declined significantly from the June 30, 2008, price used to determine provisional pricing for our open copper sales. Assuming the settlement price for these sales was the quarter-to-date average price through August 8, 2008, of $3.76 per pound, our third-quarter 2008 revenues would be reduced approximately $60 million (approximately $26 million to net income). The LME closing spot price for copper on August 8, 2008, was $3.41 per pound and the final pricing for the June 30, 2008, provisionally priced open copper sales will be determined based on actual settlements occurring throughout the quarter.

At March 31, 2008, 362 million pounds of copper (net of minority interests) were provisionally priced at $3.82 per pound. Higher prices in second-quarter 2008 resulted in adjustments to these prior period copper sales and increased consolidated revenues by $5 million ($3 million to net income or $0.01 per share), compared with an increase of $188 million ($95 million to net income or $0.21 per share) in second-quarter 2007 related to prior period copper sales. Additionally, adjustments to prior year copper sales resulted in an increase in consolidated revenues of $267 million ($126 million to net income or $0.28 per share) for the first six months of 2008, compared with an increase of $90 million ($43 million to net income or $0.12 per share) for the first six months of 2007.

On limited past occasions, in response to market conditions, we have entered into copper and gold price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. Also, in connection with the Phelps Dodge acquisition, FCX assumed the 2007 copper price protection program, which resulted in charges to revenues for second-quarter 2007 totaling $130 million ($80 million to net income or $0.18 per share), and $168 million ($103 million to net income or $0.30 per share) for the first six months of 2007. The 2007 copper price protection program matured on December 31, 2007, and in January 2008, we made a $598 million payment upon the settlement of the related contracts. We do not intend to enter into similar hedging programs in the future.

Production and Delivery Costs
Consolidated production and delivery costs for second-quarter 2008 were approximately $180 million higher than second-quarter 2007 reflecting increases in our worldwide copper production costs, including higher energy costs (refer to “Outlook” and “Operations” for further discussion), and also included higher costs of concentrate purchases at Atlantic Copper associated with higher copper and gold prices. Higher costs were partly offset by $257 million of lower purchase accounting impacts as impacts associated with increased inventory values were mostly realized in 2007.

Consolidated production and delivery costs for the first six months of 2008 were approximately $2.0 billion higher than the first six months of 2007, reflecting a full six months of costs associated with our North and South America operations in 2008 as well as the impact of increased worldwide copper production costs, including higher energy costs (refer to “Outlook” and “Operations” for further discussion). Higher production and delivery costs for the first six months of 2008 also reflected higher costs of concentrate purchases at Atlantic Copper associated with higher copper and gold prices. Higher costs were partly offset by $281 million of lower purchase accounting impacts as impacts associated with increased inventory values were mostly realized in 2007.

Depreciation, Depletion and Amortization
Consolidated depreciation, depletion and amortization expense of $462 million for second-quarter 2008 was $88 million higher than second-quarter 2007. The increase reflected $44 million of higher purchase accounting impacts related to the increase in the carrying values of acquired property, plant and equipment resulting from revised valuations of acquired assets that were finalized in first-quarter 2008, and also included higher depreciation expense under the unit-of-production method resulting from higher copper production at our North and South America mines in second-quarter 2008.

Consolidated depreciation, depletion and amortization expense of $880 million for the six months of 2008 was $390 million higher than the first six months of 2007. The increase reflected $223 million of higher purchase accounting impacts related to a full six months of purchase accounting impacts in the 2008 period, combined with increases in the carrying values of acquired property, plant and equipment resulting from revised valuations of acquired assets that were finalized in first-quarter 2008. Higher depreciation, depletion and amortization expense also reflected higher depreciation expense under the unit-of-production method resulting from a full six months of production from our North and South America operations in 2008.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $126 million in second-quarter 2008 and $210 million for the first six months of 2008, compared with $135 million in second-quarter 2007 and $183 million for the first six months of 2007. The $27 million increase for the first six months of 2008 reflected a full six months of expense associated with Phelps Dodge operations in 2008, partly offset by reductions to adjust 2007 incentive compensation to actual cash and stock-based awards approved by the Corporate Personnel Committee of our Board of Directors in January 2008.

Exploration and Research Expenses
Consolidated exploration and research expenses totaled $80 million for second-quarter 2008, compared with $40 million for second-quarter 2007. Higher expenditures in second-quarter 2008 primarily reflects increased exploration efforts in North America, mostly in the Safford, Morenci, and Bagdad districts, and also in Africa, including targets outside the area of initial development at Tenke Fungurume. (Refer to “Exploration Activities” for further discussion of our exploration activities.)

Consolidated exploration and research expenses totaled $132 million for the first six months of 2008, compared with $47 million for the first six months of 2007. The increase in expenditures for first six months of 2008 primarily reflected a full six months of exploration and research expenses associated with Phelps Dodge operations in 2008.

Interest Expense, Net
Consolidated interest expense (before capitalization) decreased to $173 million in second-quarter 2008, compared with $230 million in second-quarter 2007, primarily reflecting 2007 net repayments of debt incurred in connection with the acquisition of Phelps Dodge, partly offset by net purchase accounting impacts of $22 million recorded in second-quarter 2008 primarily related to accretion of the fair values determined on a discounted cash flow basis for environmental liabilities assumed in the acquisition of Phelps Dodge.

Consolidated interest expense (before capitalization) increased to $360 million for the first six months of 2008, compared with $289 million for the first six months of 2007, primarily reflecting a full six months of interest in 2008 on debt related to the acquisition of Phelps Dodge, and also included net purchase accounting impacts of $41 million recorded during the first six months of 2008 primarily for accretion of the fair values determined on a discounted cash flow basis for environmental liabilities assumed in the acquisition of Phelps Dodge.

Capitalized interest totaled $33 million in second-quarter 2008 and $55 million for the first six months of 2008, compared with $50 million in second-quarter 2007 and $57 million for the first six months of 2007. Capitalized interest is primarily related to our development projects (refer to “Development Projects” for further discussion), which included Tenke Fungurume during the 2008 and 2007 periods, and also included Safford during 2007.

Losses on Early Extinguishment of Debt
For the first six months of 2008, we recorded net charges totaling $6 million ($5 million to net income or $0.01 per share) for early extinguishment of debt associated with an open market purchase of $33 million of our 9.5% Senior Notes in first-quarter 2008.

For the first six months of 2007, we recorded net charges totaling $135 million ($110 million to net income or $0.32 per share) for early extinguishment of debt. These net charges include $88 million ($75 million to net income) recorded in first-quarter 2007 and $30 million ($25 million to net income) recorded in second-quarter 2007 related to the accelerated recognition of deferred financing costs associated with early repayment of amounts under the $11.5 billion senior credit facility. Also included is $17 million ($10 million to net income) recorded in second-quarter 2007 related to premiums paid and the accelerated recognition of deferred financing costs associated with the redemption of our 10⅛% Senior Notes.

Gains on Sales of Assets
Gains on sales of assets totaled $13 million ($8 million to net income) for both the second quarter and first six months of 2008, compared with $38 million ($23 million to net income) for both the second quarter and first six months of 2007 primarily associated with the sale of marketable securities.

Other Income, Net
Other income, net, totaled $9 million in second-quarter 2008 and $11 million for the first six months of 2008, compared with $38 million in second-quarter 2007 and $62 million for the first six months of 2007. The decrease in other income, net, in the 2008 periods primarily reflected lower interest income associated with lower average cash balances and higher foreign currency exchange losses related to a weaker U.S. dollar.

Provision for Income Taxes
Our second-quarter 2008 income tax provision from continuing operations resulted from taxes on international operations ($546 million) and U.S. taxes ($112 million). Our income tax provision for the first six months of 2008 included taxes on international operations ($1.1 billion) and U.S. taxes ($262 million). The difference between our consolidated effective income tax rate of approximately 33 percent for the first six months of 2008 and the U.S. federal statutory rate of 35 percent primarily was attributable to a U.S. benefit for percentage depletion, partly offset by withholding taxes and incremental U.S. income tax accrued on foreign earnings.

Our second-quarter 2007 income tax provision from continuing operations resulted from taxes on earnings at international operations ($626 million) and U.S. taxes ($138 million). Our income tax provision for the first six months of 2007 included taxes on international operations ($1.1 billion) and U.S. taxes ($92 million). The difference between our consolidated effective income tax rate of approximately 37 percent for the first six months of 2007 and the U.S. federal statutory rate of 35 percent primarily was attributable to (i) withholding taxes related to earnings from Indonesia and South America operations, (ii) income taxes incurred by PT Indocopper Investama, a wholly owned subsidiary of FCX whose only asset is its investment in PT Freeport Indonesia, and (iii) a U.S. foreign tax credit limitation, partly offset by a U.S. benefit for percentage depletion.

A summary of the approximate amounts in the calculation of our consolidated provision for income taxes for the first six months of 2008 and 2007 follows (in millions, except percentages):

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
		Effective	Provision for		Effective	Provision for
	Income[a]	Tax Rate	Income Tax	Income[a]	Tax Rate	Income Tax
U.S.	$1,686	27%	$452	$408	30%	$122
South America	1,999	33%	663	1,076	35%	374
Indonesia	1,064	42%	444	2,365	43%	1,021
Eliminations and other	(17)	N/A	19	2	N/A	(1)
Purchase accounting adjustments	(556)	37%	(209)	(579)	37%	(216)
Annualized rate adjustment[b]	N/A	N/A	18	N/A	N/A	(78)
Consolidated FCX	$4,176	33%	$1,387	$3,272	37%	$1,222

a.	Represents income from continuing operations before income taxes and minority interests.

b.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes to equal our estimated annualized tax rate.

Minority Interests in Net Income of Consolidated Subsidiaries
Minority interests in net income of consolidated subsidiaries of $274 million in second-quarter 2008 was $33 million lower than second-quarter 2007 because of a lower minority interest share of PT Freeport Indonesia net income associated with lower second-quarter 2008 earnings, partly offset by greater minority interest shares in our South America operations’ net income associated with higher second-quarter 2008 earnings.

Minority interests in net income of consolidated subsidiaries of $593 million for the first six months of 2008 was $172 million higher than the first six months of 2007 because of greater minority interest shares in our South America operations’ net income reflecting a full six months of operations in 2008, partly offset by a lower minority interest share of PT Freeport Indonesia net income related to lower earnings for the first six months of 2008.

OPERATIONS

North America
Our North America operations include copper operations from mining through rod production, molybdenum operations from mining through conversion to chemical and metallurgical products, and the marketing and sale of both product lines. We have seven operating copper mines in North America – Morenci, Bagdad, Sierrita, Safford, Miami, Chino and Tyrone, and one operating molybdenum mine – Henderson.

The North America division includes the Morenci copper mine, Rod & Refining operations and Molybdenum operations as reportable segments. Following is further discussion of these reportable segments, as well as other operations included in the North America division.

Morenci. We have an 85 percent undivided interest in the Morenci open-pit mine, located in southeastern Arizona, which primarily produces copper cathodes and copper concentrates. In addition to copper, Morenci produces molybdenum concentrates as a by-product. The concentrate-leach, direct-electrowinning facility at Morenci is ramping up production following its commissioning in third-quarter 2007. The facility uses FCX’s proprietary medium-temperature, pressure-leaching and direct-electrowinning technology, which enhances cost savings by processing concentrates on-site instead of shipping concentrates to smelters for treatment and by providing acid for leaching operations.

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

Molybdenum. The Molybdenum segment includes our wholly owned Henderson molybdenum mine in Colorado and related conversion facilities. The Henderson underground mine produces high-purity, chemical-grade molybdenum concentrates, which are typically further processed into value-added molybdenum chemical products. This segment is an integrated producer of molybdenum, with mining, roasting and processing facilities that produce high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products, which are sold to customers around the world. The Molybdenum segment also includes a sales company that purchases and sells molybdenum from Henderson as well as from our North America and South America copper mines that produce molybdenum as a by-product. In addition, at times this segment roasts and/or processes material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities for processing into a product that is returned to the customer, who pays us for processing their material into the specified products.

The Molybdenum segment also includes our wholly owned Climax molybdenum mine in Colorado, which has been on care-and-maintenance status since 1995. In December 2007, we announced a project to restart the Climax mine, which is believed to be the largest, highest-grade and lowest-cost undeveloped molybdenum ore body in the world (refer to “Development Projects” for further discussion).

In March 2008, the labor agreement covering employees of the Rotterdam conversion plant expired, and we successfully negotiated a new three-year agreement effective April 1, 2008. Additionally, in May 2008, the labor agreement covering employees of the Stowmarket conversion plant expired, and we successfully negotiated a new three-year agreement effective June 1, 2008.

Other North America operations. Other North America operations include our other operating southwestern U.S. copper mines – Bagdad, Sierrita, Safford, Miami, Chino and Tyrone. In addition to copper, the Bagdad, Sierrita and Chino mines produce molybdenum, gold and silver. Other North America operations also include the Miami smelter, which processes our North America concentrates and provides a significant source of sulfuric acid for the various North America leaching operations; and a sales company, which functions as an agent to purchase metals, primarily copper, from the North America and South America operations and sells to Atlantic Copper and third parties.

North America Revenues. A summary of changes in revenues at our North America operations between periods follows (in millions):

	Second	Six
	Quarter	Months
North America revenues – prior year period	$2,683	$3,002
Sales volumes:
Copper	47	1,116	[a]
Molybdenum	109	572	[a]
Price realizations:
Copper	132	185
Molybdenum	135	281
Purchased copper and molybdenum	(100)[b]	1,005	[b]
Impact of the 2007 copper price protection program	130	168
Adjustments, primarily for copper pricing on prior period/year open sales	(1)	80
Other, net	10	9
North America revenues – current year period	$3,145	$6,418

a.	The increase in sales volumes primarily reflected a full six months of sales for 2008, compared with the first six months of 2007, which included sales beginning March 20, 2007.

b.
 Includes changes of $11 million for the second quarter periods and $516 million for the six month periods related to revenues associated with purchases of copper and molybdenum from our South America mines, which is sold to third parties by the North America copper and molybdenum sales companies.

North America Operating Results. The following discussion of our North America operations includes pro forma results for the six-month period ended June 30, 2007, to reflect the period prior to our acquisition of these operations:

				Six Months Ended
	Second-Quarter			June 30,
	2008	2007		2008	2007
	(Actual)	(Actual)		(Actual)	(Pro Forma)
Consolidated Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	350	335		677	636
Sales, excluding purchases	347	333		686	640
Average realized price per pound	$3.82	$3.05	[a]	$3.66	$2.79	[a]

Molybdenum (millions of recoverable pounds)
Production	18	18		35	35
Sales, excluding purchases	20	15		40	34
Average realized price per pound	$31.59	$24.83		$31.63	$23.83

100% Operating Data, Including Joint Venture Interest
Solution extraction/electrowinning (SX/EW) operations
Leach ore placed in stockpiles (metric tons per day)	1,099,500	743,100		1,117,200	710,400
Average copper ore grade (percent)	0.23	0.25		0.21	0.27
Copper production (millions of recoverable pounds)	215	248		432	476

Mill operations
Ore milled (metric tons per day)	257,600	227,300		250,800	218,200
Average ore grade (percent):
Copper	0.40	0.34		0.39	0.32
Molybdenum	0.02	0.03		0.02	0.02
Recovery rate (percent):
Copper	84.6	84.4		82.9	84.6
Production (millions of recoverable pounds):
Copper	163	119		299	220
Molybdenum (by-product)	7	8		15	15

Molybdenum operations (Henderson)
Ore milled (metric tons per day)	26,800	25,400		25,900	25,000
Average molybdenum ore grade (percent)	0.23	0.22		0.22	0.22
Molybdenum production (millions of recoverable pounds)	11	10		20	20

a.
 Amounts were $3.44 per pound for second-quarter 2007 and $3.08 per pound for the first six months of 2007 before charges for mark-to-market accounting adjustments on the 2007 copper price protection program.

Consolidated copper sales from North America operations increased to 347 million pounds in second-quarter 2008 and 686 million pounds for the first six months of 2008, compared with 333 million pounds in second-quarter 2007 and 640 million pounds for the first six months of 2007. Higher copper sales volumes in the 2008 periods primarily reflected an increase in production from the recently commissioned Safford mine and also included higher production from mill operations resulting from higher grades, partly offset by lower production from SX/EW operations because of lower grades.

Consolidated copper sales volumes from our North America operations are expected to total approximately 1.4 billion pounds in 2008, compared with 1.3 billion pounds of copper for the pro forma year 2007. North America’s copper sales are expected to be approximately 100 million pounds lower than previous estimates primarily because of delays in achieving full production at the recently commissioned Safford mine and lower than expected production at Morenci; efforts are under way to offset these shortfalls.

Consolidated molybdenum sales volumes increased to 20 million pounds in second-quarter 2008 and 40 million pounds for the first six months of 2008, compared with 15 million pounds in second-quarter 2007 and 34 million pounds for the first six months of 2007. The increase in molybdenum sales volumes in the 2008 periods was primarily because of improved market conditions.

Consolidated molybdenum sales volumes are expected to approximate 75 million pounds in 2008, compared with 69 pounds of molybdenum for the pro forma year 2007. Approximately 85 percent of our expected 2008 molybdenum production is committed for sale throughout the world pursuant to annual or quarterly agreements based primarily on prevailing market prices one month prior to the time of sale.

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

The following tables summarize the unit net cash costs at the North America copper mines, including pro forma unit net cash costs for the six-month period ended June 30, 2007, which includes the period prior to our acquisition of these operations. Henderson, our operating molybdenum mine, is not included in these tables – see “Henderson Unit Net Cash Costs.” We have included the impacts of purchase accounting fair value adjustments as additional depreciation, depletion and amortization and noncash and nonrecurring costs. Accordingly, we have revised the previously reported disclosures for the 2007 periods to conform to the current period presentation. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements or pro forma consolidated financial results.

Gross Profit per Pound of Copper and Molybdenum for North America Copper Mines

Three Months Ended June 30, 2008
	By-Product	Co-Product Method
	Method	Copper	Molybdenum	[a]

Revenues, after adjustments shown below	$3.82	$3.82	$32.85

Site production and delivery, before net noncash and
nonrecurring costs shown below	1.84	1.60	11.70
By-product credits[a]	(0.70)	–	–
Treatment charges	0.10	0.10	–
Unit net cash costs	1.24	1.70	11.70
Depreciation, depletion and amortization	0.53	0.47	2.54
Noncash and nonrecurring costs, net	0.06	0.06	0.19
Total unit costs	1.83	2.23	14.43
Revenue adjustments, primarily for pricing on prior period
open sales	(0.01)	(0.01)	–
Idle facility and other non-inventoriable costs	(0.04)	(0.04)	(0.02)
Gross profit	$1.94	$1.54	$18.40

Consolidated sales (millions of recoverable pounds)
Copper	346	346
Molybdenum			7

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

Three Months Ended June 30, 2007
	By-Product	Co-Product Method
	Method	Copper	Molybdenum	[a]

Revenues, after adjustments shown below	$3.44	$3.44	$28.52

Site production and delivery, before net noncash and
nonrecurring costs shown below	1.46	1.21	10.04
By-product credits[a]	(0.74)	–	–
Treatment charges	0.09	0.09	–
Unit net cash costs	0.81	1.30	10.04
Depreciation, depletion and amortization	0.40	0.33	2.58
Noncash and nonrecurring costs, net	0.44	0.40	(0.12)
Total unit costs	1.65	2.03	12.50
Revenue adjustments, primarily for pricing on prior period
open sales and hedging	(0.43)	(0.43)	–
Idle facility and other non-inventoriable costs	(0.02)	(0.02)	–
Gross profit	$1.34	$0.96	$16.02

Consolidated sales (millions of recoverable pounds)
Copper	327	327
Molybdenum			8

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

Six Months Ended June 30, 2008
	By-Product	Co-Product Method
	Method	Copper	Molybdenum	[a]

Revenues, after adjustments shown below	$3.66	$3.66	$32.80

Site production and delivery, before net noncash and
nonrecurring costs shown below	1.74	1.52	10.68
By-product credits[a]	(0.74)	–	–
Treatment charges	0.10	0.10	–
Unit net cash costs	1.10	1.62	10.68
Depreciation, depletion and amortization	0.53	0.47	2.50
Noncash and nonrecurring costs, net	0.08	0.07	0.15
Total unit costs	1.71	2.16	13.33
Revenue adjustments, primarily for pricing on prior period
open sales	0.06	0.06	–
Idle facility and other non-inventoriable costs	(0.04)	(0.04)	(0.02)
Gross profit	$1.97	$1.52	$19.45

Consolidated sales (millions of recoverable pounds)
Copper	683	683
Molybdenum			15

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

Six Months Ended June 30, 2007 (Pro Forma)
	By-Product	Co-Product Method
	Method	Copper	Molybdenum	[a]

Revenues, after adjustments shown below	$3.08	$3.08	$26.95

Site production and delivery, before net noncash and
nonrecurring costs shown below	1.39	1.19	9.90
By-product credits[a]	(0.64)	–	–
Treatment charges	0.08	0.08	–
Unit net cash costs	0.83	1.27	9.90
Depreciation, depletion and amortization	0.45	0.38	3.06
Noncash and nonrecurring costs, net	0.66	0.57	2.81
Total unit costs	1.94	2.22	15.77
Revenue adjustments, primarily for pricing on prior period
open sales and hedging	(0.21)	(0.21)	–
Idle facility and other non-inventoriable costs	(0.02)	(0.02)	–
Gross profit	$0.91	$0.63	$11.18

Consolidated sales (millions of recoverable pounds)
Copper	628	628
Molybdenum			15

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

The North America mining operations have experienced production cost increases in recent years primarily as a result of higher energy costs and costs of other consumables, higher mining and milling rates, labor costs and other factors. Higher unit net cash costs for the second quarter and first six months of 2008, compared with the 2007 periods, primarily reflected increases in energy costs, labor, sulfuric acid and other input costs, increases in mining rates and lower grades at Morenci, and also reflected higher unit net cash costs at Safford as the mine ramps up to full production rates. Partly offsetting these higher costs in the by-product calculation for the first six months of 2008 were higher molybdenum credits resulting from higher average prices and production.

The estimated fair values of acquired inventory and property, plant and equipment were based on preliminary estimates for the 2007 periods, with adjustments made until such values were finalized in first-quarter 2008; accordingly, depreciation, depletion and amortization reflect changes in purchase accounting impacts associated with adjustments to the carrying values of these assets. Additionally, noncash and nonrecurring costs for the 2008 periods reflect lower purchase accounting impacts as impacts related to increased carrying values of acquired inventory were mostly realized in 2007.

Assuming average prices of $3.75 per pound of copper and $30 per pound of molybdenum for the remainder of 2008 and achievement of current sales estimates, we estimate that the 2008 average unit net cash costs for our North America copper mines, including molybdenum credits, would approximate $1.29 per pound of copper.

Henderson Unit Net Cash Costs. The following table summarizes the unit net cash costs at our Henderson operation, including pro forma unit net cash costs for the six-month period ended June 30, 2007, which includes the period prior to our acquisition of these operations. We have included the impacts of purchase accounting fair value adjustments as additional depreciation and amortization. Accordingly, we have revised the previously reported disclosures for the 2007 periods to conform to the current period presentation. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements or pro forma consolidated financial results.

Gross Profit per Pound of Molybdenum for Henderson Molybdenum Mine

			Six Months Ended
	Second-Quarter		June 30,
	2008	2007	2008	2007
	(Actual)	(Actual)	(Actual)	(Pro forma)
Revenues	$30.05	$25.12	$29.76	$23.70
Site production and delivery, before net noncash
and nonrecurring costs shown below	4.96	4.38	5.06	4.27
Unit net cash costs	4.96	4.38	5.06	4.27
Depreciation, depletion and amortization	4.24	1.77	4.25	3.93
Noncash and nonrecurring costs, net	0.02	0.01	0.02	0.01
Total unit costs	9.22	6.16	9.33	8.21
Gross profit[a]	$20.83	$18.96	$20.43	$15.49

Consolidated molybdenum sales (millions of recoverable
pounds)	11	10	20	20

a.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum segment includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

Henderson’s unit net cash costs per pound of molybdenum for the second quarter and first six months of 2008 were higher than the comparable 2007 periods primarily because of higher input costs, including labor, maintenance, supplies and energy.

The estimated fair values of acquired property, plant and equipment were based on preliminary estimates for the 2007 periods, with adjustments made until such values were finalized in first-quarter 2008; accordingly, depreciation, depletion and amortization reflect changes in purchase accounting impacts associated with adjustments to the carrying values of these assets.

Assuming achievement of current sales estimates, we estimate that the 2008 average unit net cash costs for Henderson would approximate $5.00 per pound of molybdenum.

South America
We have four operating copper mines in South America – Cerro Verde in Peru, and Candelaria, Ojos del Salado and El Abra in Chile. These operations include open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW.

The South America division includes the Cerro Verde copper mine as a reportable segment. Following is further discussion of this reportable segment, as well as other operations included in the South America division.

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

Cerro Verde has provided a variety of community support projects over the years. During 2006, as a result of discussions with local mayors in the Arequipa region, Cerro Verde agreed to contribute to the design and construction of domestic water and sewage treatment plants for the benefit of the region. These facilities are being designed in a modular fashion so that initial installations can be readily expanded in the future. The cost associated with the construction of these facilities, which will be split equally between Cerro Verde and local municipalities, is currently under review.

During 2006, the Peruvian government announced that all mining companies operating in Peru will make annual contributions to local development funds for a five-year period. The contribution is equal to 3.75 percent of after-tax profits, of which 2.75 percent is contributed to a local mining fund and 1.00 percent to a regional mining fund. As the contribution program was being established, Cerro Verde negotiated an agreement that allowed a credit against contributions to the local mining fund for Cerro Verde’s contributions made to the Arequipa region for construction of local water and sewage treatment facilities. During third-quarter 2007, the agreement with the government was modified to exclude this credit. A charge to production and delivery costs totaling $13 million was recorded in second-quarter 2008 and $27 million for the first six months of 2008 related to these local mining fund contributions.

Other South America Operations. Other South America operations include our Chilean copper mines – Candelaria, Ojos del Salado and El Abra – which include open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. In addition to copper, the Candelaria and Ojos del Salado mines produce gold and silver. We own an 80 percent interest in both the Candelaria and Ojos del Salado mines, and own a 51 percent interest in the El Abra mine.

El Abra had a labor agreement covering certain of its employees, which expired July 2008. In April 2008, El Abra and its workers successfully negotiated a new four-year agreement effective August 1, 2008. The new agreement provides for an increase in base wages, bonuses and an employee loan program. The estimated cost of the increased wages and bonuses over the four year term is approximately $40 million.

South America Revenues. A summary of changes in revenues at our South America operations between periods follows (in millions):

	Second	Six
	Quarter	Months
South America revenues – prior year period	$1,232	$1,494
Sales volumes:
Copper	86	1,076	[a]
Gold	(1)	12	[a]
Price realizations:
Copper	117	263
Gold	6	13
Treatment charges	(1)	(52)
Adjustments, primarily for copper pricing on prior period/year open sales	(51)	155
Other, net	21	41
South America revenues – current year period	$1,409	$3,002

a.	The increase in sales volumes primarily reflected a full six months of sales for 2008, compared with the first six months of 2007, which included sales beginning March 20, 2007.

South America Operating Results. The following discussion of our South America operations includes pro forma results for the six-month period ended June 30, 2007, to reflect the period prior to our acquisition of these operations:

	Second-Quarter			Six Months Ended June 30,
	2008		2007	2008	2007
	(Actual)		(Actual)	(Actual)	(Pro Forma)
Copper (millions of recoverable pounds)
Production	369		338	722	645
Sales	366		343	731	644
Average realized price per pound	$3.86		$3.54	$3.84	$3.33

Gold (thousands of recoverable ounces)
Production	25		28	51	52
Sales	26		28	53	53
Average realized price per ounce	$910.19		$674.01	$914.41	$608.79

Molybdenum (millions of recoverable pounds)
Production	–	[a]	–	1	–

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	291,500		305,200	282,800	290,700
Average copper ore grade (percent)	0.42		0.42	0.41	0.40
Copper production (millions of recoverable pounds)	144		142	279	291

Mill operations
Ore milled (metric tons per day)	177,200		168,000	173,900	154,700
Average copper ore grade (percent):
Copper	0.72		0.72	0.73	0.70
Molybdenum	0.02		–	0.02	–
Recovery rate (percent):
Copper	89.7		84.1	90.2	85.3
Production (millions of recoverable pounds):
Copper	225		196	443	354
Molybdenum	–	[a]	–	1	–

a.	Rounds to less than one million pounds.

Consolidated copper sales from South America operations increased to approximately 366 million pounds in second-quarter 2008 and 731 million pounds for the first six months of 2008, compared with 343 million pounds in second-quarter 2007 and 644 million for the first six months of 2007. Higher copper sales volumes in the 2008 periods primarily reflected increased production from Cerro Verde’s new concentrator, which reached design capacity in mid-2007.

Consolidated sales volumes from our South America operations are expected to approximate 1.5 billion pounds of copper and 100 thousand ounces of gold in 2008, compared with 1.4 billion pounds of copper and 114 thousand ounces of gold for the pro forma year 2007. In addition, in 2008 Cerro Verde expects to produce three million pounds of molybdenum, compared with one million pounds for the pro forma year 2007.

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

The following tables summarize the unit net cash costs at the South America copper mines, including pro forma unit net cash costs for the six-month period ended June 30, 2007, which includes the period prior to our acquisition of these operations. The below tables reflect unit net cash costs per pound of copper under the by-product and co-product methods as the South America mines also had small amounts of gold and silver sales. We have included the impacts of purchase accounting fair value adjustments as additional depreciation, depletion and amortization, and noncash and nonrecurring costs. Accordingly, we have revised the previously reported disclosures for the 2007 periods to conform to the current period presentation. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements or pro forma consolidated financial results.

Gross Profit per Pound of Copper for South America Copper Mines

Three Months Ended June 30, 2008
	By-Product	Co-Product
	Method	Method
Revenues, after adjustments shown below	$3.86	$3.86
Site production and delivery, before net noncash and
nonrecurring costs shown below	1.15	1.11
By-product credits	(0.12)	–
Treatment charges	0.19	0.19
Unit net cash costs	1.22	1.30
Depreciation, depletion and amortization	0.34	0.33
Noncash and nonrecurring costs, net	0.09	0.09
Total unit costs	1.65	1.72
Revenue adjustments, primarily for pricing on prior period
open sales	0.04	0.04
Other non-inventoriable costs	(0.02)	(0.02)
Gross profit	$2.23	$2.16

Consolidated sales
Copper (millions of recoverable pounds)	366	366

Three Months Ended June 30, 2007
	By-Product	Co-Product
	Method	Method
Revenues, after adjustments shown below	$3.54	$3.54
Site production and delivery, before net noncash and
nonrecurring costs shown below	0.82	0.81
By-product credits	(0.07)	–
Treatment charges	0.21	0.20
Unit net cash costs	0.96	1.01
Depreciation, depletion and amortization	0.41	0.41
Noncash and nonrecurring costs, net	0.03	0.02
Total unit costs	1.40	1.44
Revenue adjustments, primarily for pricing on prior period
open sales	0.18	0.18
Other non-inventoriable costs	(0.02)	(0.02)
Gross profit	$2.30	$2.26

Consolidated sales
Copper (millions of recoverable pounds)	343	343

Six Months Ended June 30, 2008
	By-Product	Co-Product
	Method	Method
Revenues, after adjustments shown below	$3.84	$3.84
Site production and delivery, before net noncash and
nonrecurring costs shown below	1.12	1.08
By-product credits	(0.13)	–
Treatment charges	0.19	0.19
Unit net cash costs	1.18	1.27
Depreciation, depletion and amortization	0.35	0.34
Noncash and nonrecurring costs, net	0.08	0.08
Total unit costs	1.61	1.69
Revenue adjustments, primarily for pricing on prior period
open sales	0.32	0.32
Other non-inventoriable costs	(0.03)	(0.03)
Gross profit	$2.52	$2.44

Consolidated sales
Copper (millions of recoverable pounds)	731	731

Six Months Ended June 30, 2007 (Pro Forma)
	By-Product	Co-Product
	Method	Method
Revenues, after adjustments shown below	$3.33	$3.33
Site production and delivery, before net noncash and
nonrecurring costs shown below	0.83	0.81
By-product credits	(0.07)	–
Treatment charges	0.19	0.19
Unit net cash costs	0.95	1.00
Depreciation, depletion and amortization	0.35	0.34
Noncash and nonrecurring costs, net	0.21	0.20
Total unit costs	1.51	1.54
Revenue adjustments, primarily for pricing on prior period
open sales	0.02	0.02
Other non-inventoriable costs	(0.02)	(0.02)
Gross profit	$1.82	$1.79

Consolidated sales
Copper (millions of recoverable pounds)	644	644

The South America mining operations also have experienced production cost increases in recent years primarily as a result of higher energy costs and costs of other consumables, higher mining costs and milling rates, labor costs and other factors. Higher unit net cash costs for the second quarter and first six months of 2008, compared with the 2007 periods, primarily reflected higher energy costs, higher mining rates at Candelaria and higher milling costs at Cerro Verde and Candelaria. Other 2008 increases included local mining fund contributions at Cerro Verde, partly offset by increased production from the expanded mill at Cerro Verde. Also offsetting these factors in the by-product calculation were higher by-product credits reflecting higher average gold prices and molybdenum production at Cerro Verde in the 2008 periods.

The estimated fair values of acquired inventory and property, plant and equipment were based on preliminary estimates for the 2007 periods, with adjustments made until such values were finalized in first-quarter 2008; accordingly, depreciation, depletion and amortization reflect changes in purchase accounting impacts associated with adjustments to the carrying values of property, plant and equipment. Additionally, the inventory impacts on noncash and nonrecurring costs were mostly realized in 2007.

Assuming average prices of $3.75 per pound of copper for the remainder of 2008 and achievement of current sales estimates, we estimate that 2008 average unit net cash costs for our South America mines, including gold and molybdenum credits, would approximate $1.18 per pound of copper.

Indonesia
We own 90.64 percent of PT Freeport Indonesia, including 9.36 percent owned through our wholly owned subsidiary, PT Indocopper Investama. The Government of Indonesia owns the remaining 9.36 percent of PT Freeport Indonesia. In July 2004, we received a request from the Indonesian Department of Energy and Mineral Resources that we offer to sell shares in PT Indocopper Investama to Indonesian nationals at fair market value. In response to this request and in view of the potential benefits of having additional Indonesian ownership in our operations, we agreed to consider a potential sale of any or all of our interest in PT Indocopper Investama at fair market value. Neither our Contract of Work nor Indonesian law requires us to divest any portion of our ownership interest in PT Freeport Indonesia or PT Indocopper Investama. In May 2008, we signed a Memorandum of Understanding with the Papua provincial government (the Province) whereby the parties agreed to work cooperatively to determine the feasibility of an acquisition by the Province of the PT Indocopper Investama shares at fair market value.

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

Indonesia Revenues. A summary of changes in PT Freeport Indonesia’s revenues between periods follows (in millions):

	Second	Six
	Quarter	Months
PT Freeport Indonesia revenues – prior year period	$1,762	$3,471
Sales volumes:
Copper	(362)	(1,073)
Gold	(424)	(884)
Price realizations:
Copper	103	192
Gold	60	125
Treatment charges	47	141
Adjustments, primarily for copper pricing on prior period/year open sales	(158)	66
Other, net	(12)	30
PT Freeport Indonesia revenues – current year period	$1,016	$2,068

Indonesia Operating Results. Following is a discussion of our Indonesia operations:

			Six Months Ended
	Second-Quarter		June 30,
	2008	2007	2008	2007
Consolidated Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	222	298	422	766
Sales	229	334	436	751
Average realized price per pound	$3.88	$3.43	$3.84	$3.40

Gold (thousands of recoverable ounces)
Production	221	795	467	1,869
Sales	235	880	486	1,827
Average realized price per ounce	$911.84	$657.91	$917.31	$659.43

100% Operating Data, Including Joint Venture Interest
Ore milled (metric tons per day):
Grasberg open pit[a]	117,300	165,100	118,000	172,100
Deep Ore Zone (DOZ) underground mine[a]	66,000	49,900	63,600	49,600
Total	183,300	215,000	181,600	221,700
Average ore grade:
Copper (percent)	0.75	0.82	0.72	1.02
Gold (grams per metric ton)	0.54	1.63	0.57	1.82
Recovery rates (percent):
Copper	89.8	91.8	89.7	91.3
Gold	78.9	88.6	79.0	88.1
Production (recoverable):
Copper (millions of pounds)	237	310	451	790
Gold (thousands of ounces)	221	889	467	2,035

a.	Amounts represent the approximate average daily throughput processed at PT Freeport Indonesia’s mill facilities from each producing mine.

PT Freeport Indonesia’s share of sales totaled 229 million pounds of copper and 235 thousand ounces of gold in second-quarter 2008 and 436 million pounds of copper and 486 thousand ounces of gold for the first six months of 2008. At the Grasberg mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production, resulting in varying quarterly and annual sales of copper and gold. Copper and gold sales volumes for the second quarter and first six months of 2008 decreased, compared to the 2007 periods, as a result of mining in a lower ore grade section of the Grasberg open pit. PT Freeport Indonesia expects to mine in a higher grade section in the second half of 2008, with approximately 63 percent of copper and gold sales estimated in the second half of the year.

Total consolidated sales from PT Freeport Indonesia for 2008 are expected to approximate 1.2 billion pounds of copper and 1.3 million ounces of gold, compared with 1.1 billion pounds of copper and 2.2 million ounces of gold for the year 2007.

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

The following tables summarize the unit net cash costs at our Indonesia mining operations. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

Gross Profit per Pound of Copper/per Ounce of Gold for PT Freeport Indonesia

Three Months Ended June 30, 2008
	By-Product	Co-Product Method
	Method	Copper	Gold
Revenues, after adjustments shown below	$3.88	$3.88	$911.84

Site production and delivery, before net noncash and
nonrecurring costs shown below	1.90	1.51	346.42
Gold and silver credits	(0.99)	–	–
Treatment charges	0.28	0.23	51.35
Royalty on metals	0.13	0.11	23.96
Unit net cash costs	1.32	1.85	421.73
Depreciation and amortization	0.22	0.17	37.89
Noncash and nonrecurring costs, net	0.02	0.02	3.76
Total unit costs	1.56	2.04	463.38
Revenue adjustments, primarily for pricing on prior
period open sales	(0.01)	(0.01)	(9.80)
PT Smelting intercompany profit	–	–	(0.47)
Gross profit	$2.31	$1.83	$438.19

Consolidated sales
Copper (millions of recoverable pounds)	229	229
Gold (thousands of recoverable ounces)			235

Three Months Ended June 30, 2007
	By-Product	Co-Product Method
	Method	Copper	Gold
Revenues, after adjustments shown below	$3.43	$3.43	$657.91

Site production and delivery, before net noncash and
nonrecurring costs shown below	1.14	0.75	142.52
Gold and silver credits	(1.79)	–	–
Treatment charges	0.33	0.22	41.75
Royalty on metals	0.14	0.09	17.87
Unit net cash costs (credits)	(0.18)	1.06	202.14
Depreciation and amortization	0.17	0.11	20.96
Noncash and nonrecurring costs, net	0.03	0.02	4.00
Total unit costs	0.02	1.19	227.10
Revenue adjustments, primarily for pricing on prior
period open sales	0.53	0.52	6.44
PT Smelting intercompany profit	–	–	(0.02)
Gross profit	$3.94	$2.76	$437.23

Consolidated sales
Copper (millions of recoverable pounds)	334	334
Gold (thousands of recoverable ounces)			880

Six Months Ended June 30, 2008
	By-Product	Co-Product Method
	Method	Copper	Gold
Revenues, after adjustments shown below	$3.84	$3.84	$917.31

Site production and delivery, before net noncash and
nonrecurring costs shown below	1.88	1.46	351.21
Gold and silver credits	(1.11)	–	–
Treatment charges	0.31	0.24	56.77
Royalty on metals	0.13	0.10	23.60
Unit net cash costs	1.21	1.80	431.58
Depreciation and amortization	0.21	0.17	39.66
Noncash and nonrecurring costs, net	0.04	0.03	8.06
Total unit costs	1.46	2.00	479.30
Revenue adjustments, primarily for pricing on prior
period open sales	0.23	0.23	14.13
PT Smelting intercompany profit	(0.01)	(0.01)	(2.27)
Gross profit	$2.60	$2.06	$449.87

Consolidated sales
Copper (millions of recoverable pounds)	436	436
Gold (thousands of recoverable ounces)			486
Six Months Ended June 30, 2007
	By-Product	Co-Product Method
	Method	Copper	Gold
Revenues, after adjustments shown below	$3.40	$3.40	$659.43

Site production and delivery, before net noncash and
nonrecurring costs shown below	0.92	0.62	119.85
Gold and silver credits	(1.65)	–	–
Treatment charges	0.35	0.24	45.73
Royalty on metals	0.13	0.09	16.83
Unit net cash costs (credits)	(0.25)	0.95	182.41
Depreciation and amortization	0.15	0.10	19.88
Noncash and nonrecurring costs, net	0.03	0.02	3.37
Total unit costs (credits)	(0.07)	1.07	205.66
Revenue adjustments, primarily for pricing on prior
period open sales	0.05	0.05	1.38
PT Smelting intercompany profit	(0.05)	(0.03)	(6.18)
Gross profit	$3.47	$2.35	$448.97

Consolidated sales
Copper (millions of recoverable pounds)	751	751
Gold (thousands of recoverable ounces)			1,827

Because of the fixed nature of a large portion of PT Freeport Indonesia’s costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period. PT Freeport Indonesia has also experienced significant increases in production costs in recent years primarily as a result of higher energy costs and costs of other consumables, higher mining costs and milling rates, labor costs and other factors. PT Freeport Indonesia’s higher unit net cash costs in the second quarter and first six months of 2008, compared with the 2007 periods, primarily reflected significantly lower copper and gold sales volumes and higher input costs. Partly offsetting lower volumes in the by-product calculation were higher average realized gold prices, which benefited gold credits in the 2008 periods.

Unit treatment charges vary with the price of copper, and unit royalty costs vary with prices of copper and gold. Market rates for treatment charges have decreased since 2006 and will vary based on PT Freeport Indonesia’s customer mix.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. Royalties decreased to $30 million in second-quarter 2008 and $55 million for the first six months of 2008, compared with $48 million in second-quarter 2007 and $97 million for the first six months of 2007. The reduction in royalties primarily reflects lower copper and gold sales volumes; partly offset by higher metal prices. Assuming average prices of $3.75 per pound of copper and $900 per ounce of gold for the remainder of 2008 and achievement of current sales estimates for PT Freeport Indonesia, royalty costs would total approximately $155 million ($0.13 per pound of copper) in 2008.

Because certain assets are depreciated on a straight-line basis, PT Freeport Indonesia’s unit depreciation rate varies with the level of copper production and sales. Accordingly, PT Freeport Indonesia’s unit depreciation rate increased in the second-quarter 2008 and first six months of 2008, compared with the 2007 periods, resulting from lower copper volumes in the 2008 periods.

Assuming average copper prices of $3.75 per pound and average gold prices of $900 per ounce for the remainder of 2008 and achievement of current sales estimates, PT Freeport Indonesia estimates that its annual 2008 unit net cash costs, including gold and silver credits, would approximate $0.80 per pound, and each $25 per ounce change in gold prices for the remainder of the year would have an approximate $0.02 per pound impact on PT Freeport Indonesia’s 2008 unit net cash costs. Because the majority of PT Freeport Indonesia’s costs are fixed, unit costs vary with volumes sold and the price of gold, and are currently projected to be higher during 2008 than in 2007 primarily because of lower projected gold sales volumes.

DEVELOPMENT PROJECTS

We have significant development activities recently completed or under way to expand our production volumes, extend our mine lives and develop large-scale underground ore bodies. Capital cost estimates are being affected by rising input costs, including equipment, materials and supplies and labor. We will continue to review and update our capital cost estimates for major development projects as engineering and construction activities progress. Following is further discussion of our major development projects.

Safford. Construction of a major new copper mine in Safford, Arizona, is complete, with copper production being ramped up to design capacity of 240 million pounds per year. The Safford copper mine produces ore from two open-pit mines and includes a SX/EW facility. The total capital investment for this project approximated $675 million. Safford produced 22 million pounds of copper in first-quarter 2008 and 24 million pounds of copper in second-quarter 2008. A number of start-up issues are being addressed principally associated with achieving design capacity of the ore stacking circuit and leach recovery optimization. The mine will continue to ramp up during the second half of 2008. We will continue to pursue significant additional exploration and development potential in this district, including the Lone Star project, a potentially large mineral resource that is currently being evaluated with a drilling program.

Climax. In December 2007, our Board of Directors approved the restart of the Climax molybdenum mine near Leadville, Colorado. The Climax mine, which has been on care-and-maintenance status since 1995, is believed to be the largest, highest-grade and lowest-cost undeveloped molybdenum ore body in the world. Major permits were secured in early 2008. Engineering is in an advanced stage and construction activities commenced in second-quarter 2008. Long-lead items have been ordered and are on schedule for delivery. The initial $500 million project involves the restart of open-pit mining and the construction of new milling facilities. After start-up and commissioning in 2010, annual production is expected to approximate 30 million pounds. The project is designed to enable the consideration of a further large-scale expansion of the Climax mine. We are currently evaluating a second phase of the Climax project to expand production rates should market conditions warrant additional production.

We also plan to increase our annual molybdenum processing capacity by 20 million pounds through the conversion of our copper concentrate leach facility at Bagdad, Arizona, to a molybdenum concentrate leach facility by 2010.

Miami. We have restarted limited mining activities at the Miami copper mine in Arizona as we continue to conduct reclamation activities associated with historical mining operations. During the approximate five-year mine life, we expect to ramp up to full rates of production of approximately 100 million pounds of copper per year by 2010. The capital investment for this project is expected to total approximately $100 million, primarily for mining equipment.

El Abra. We are advancing the development of a large sulfide deposit at El Abra that will extend the mine life by over 10 years. Copper production from the sulfides is targeted to begin in 2010 and is expected to average approximately 325 million pounds of copper per year beginning in 2012, replacing depleting oxide production. Certain of the existing facilities at El Abra will be used to process the additional sulfide reserves. In March 2008, we received approval of the environmental impact study associated with this project. Total initial capital for the project is estimated to approximate $450 million, the majority of which will be spent between 2008 and 2011.

Incremental Expansions. As an initial step in evaluating our potential for expansion opportunities associated with existing ore bodies, we have initiated plans for incremental expansions at the Morenci, Sierrita and Bagdad mines in Arizona and the Cerro Verde mine in Peru. Based on scoping level estimates, these projects are expected to provide incremental production ramping up to over 200 million pounds of copper per year and 7 million pounds of molybdenum per year by 2011 with preliminary capital costs estimated to approximate $400 million. Detailed engineering for these projects is under way, which is expected to result in revised capital estimates and potential project scope changes.

DOZ Expansion. In mid-2007, PT Freeport Indonesia completed the expansion of the capacity of the DOZ underground operation to allow a sustained rate of 50,000 metric tons per day. PT Freeport Indonesia’s further expansion of the DOZ mine to 80,000 metric tons of ore per day is under way with completion targeted by 2010. The capital cost for this expansion is expected to approximate $100 million, with PT Freeport Indonesia’s 60 percent share totaling approximately $60 million. The success of the development of the DOZ mine, one of the world’s largest underground mines, provides confidence in the future development of PT Freeport Indonesia’s large-scale undeveloped underground ore bodies.

Grasberg Block Cave (and associated Common Infrastructure). In 2004, PT Freeport Indonesia commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. We are completing the feasibility study for the development of the Grasberg block cave, which accounts for over one-third of our reserves in Indonesia, and expect to initiate multi-year mine development activities by year-end 2008. Aggregate mine development capital for the Grasberg block cave (and associated Common Infrastructure) based on a 2008 feasibility study is expected to approximate $3.1 billion to be incurred between 2008 and 2021, with PT Freeport Indonesia’s share totaling approximately $2.8 billion. Industry-wide increases in construction, labor and equipment costs have resulted in increased development costs from previous studies. Our underground operations in Indonesia are more sensitive to changes in labor costs than our open-pit and process operations. We will continue to pursue productivity initiatives to mitigate the impact of increased labor costs.

Big Gossan. The Big Gossan underground mine is a high-grade deposit located near PT Freeport Indonesia’s existing milling complex. The Big Gossan mine is being developed as an open-stope mine with backfill consisting of mill tailings and cement, an established mining methodology expected to be higher cost than the block-cave method used at the DOZ mine. Production is expected to ramp up to 7,000 metric tons per day in 2011 (average annual aggregate incremental production of 125 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts). The total capital investment for this project is currently estimated at approximately $480 million.

Tenke Fungurume. We hold an effective 57.75 percent interest in the Tenke Fungurume copper and cobalt mining concessions in the Katanga province of the DRC and are the operator of the project. The initial project at Tenke Fungurume is based on mining and processing ore reserves approximating 100 million metric tons with average ore grades of 2.3 percent copper and 0.3 percent cobalt. We are currently engaged in drilling activities, exploration and metallurgical testing to evaluate the potential of this highly prospective district and expect the ore reserves to increase significantly over time.

Approximately $700 million in aggregate project costs have been incurred to date. Construction activities are being advanced with current activities focused on concrete placement, steel tank erection, structural steel and infrastructure development, including shops, warehouses and extensive social and regional infrastructure programs. All long lead-time equipment has been ordered, and initial production is targeted during the second half of 2009. Annual production in the initial years is expected to approximate 250 million pounds of copper and 18 million pounds of cobalt. We expect the results of drilling activities will enable significant future expansion of initial production rates.

We are responsible for funding 70 percent of project development costs and are also responsible for financing our partner’s share of certain project overruns. A capital cost review prepared in April 2008 indicated estimated capital costs of approximately $1.75 billion for this project (approximately $1.9 billion including loans to a third-party government agency for power development). These estimates include substantial amounts for infrastructure to support a larger scale operation than the initial phase of the project, including the provision for expanded electrical power-generating capacity and improved power reliability for the region. The regional power infrastructure investment is estimated at approximately $175 million, the majority of which is expected to be funded through a loan to the DRC state power authority.

We are continuing to develop plans to enhance the economic returns of the project, including expansion of this high-potential resource. We will continue to review and, as necessary, update our capital cost estimate as project development progresses.

In February 2008, we received a letter from the Ministry of Mines, Government of the DRC, seeking our comment on proposed material modifications to our mining contract for the Tenke Fungurume concession, including the amount of transfer payments payable to the government, the government’s percentage ownership and involvement in the management of the mine, regularization of certain matters under Congolese law and the implementation of social plans. Our mining contract was negotiated transparently and approved by the Government of the DRC following extended negotiations, and we believe it complies with Congolese law and is enforceable without modifications. We are working cooperatively with the government to resolve these matters while continuing with our project development activities.

In March 2008, the labor agreement covering employees at Tenke Fungurume expired, and Tenke Fungurume and its workers successfully negotiated a new two-year agreement effective May 22, 2008.

EXPLORATION ACTIVITIES

We are conducting exploration activities near our existing mines with a focus on opportunities to expand reserves that will support additional future production capacity in the large mineral districts where we currently operate. Drilling activities have been significantly expanded over the last 12 months and involve drilling adjacent to existing ore bodies. The number of drill rigs has been expanded from 26 in March 2007 to 80 currently. Aggregate exploration expenditures for the full year 2008 are expected to approximate $240 million.

Results to date have been positive, providing opportunities for significant potential reserve additions at Morenci, Bagdad and Sierrita in North America; at Cerro Verde in South America and in the high potential Tenke district. Drilling also continues at the Lone Star deposit in the Safford district.

In Indonesia, we have continued to pursue exploration, including testing extensions of the Deep Grasberg and Kucing Liar mine complex, evaluating the resource below the old Ertsberg pit for potential resumption of open pit mining and evaluating targets in the area between the Ertsberg East and Grasberg mineral systems from the new Common Infrastructure tunnels. We have also resumed exploration activities in certain prospective areas in Papua, outside Block A (the Grasberg contract area).

We will continue to incorporate the results of drilling activities into our mine plans to evaluate potential reserve additions and future expansion opportunities. Feasibility studies will incorporate various considerations, including recent cost escalation, water and power issues and environmental and regulatory factors.

ATLANTIC COPPER SMELTING & REFINING

Our investment in smelters serves an important role in our concentrate marketing strategy. PT Freeport Indonesia generally sells, under long-term contracts, approximately one-half of its concentrate production to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder to other customers. Additionally, beginning in 2008, certain of our South America mining operations began selling a portion of their concentrate and cathode inventories to Atlantic Copper. Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and our South America mining operations and income to Atlantic Copper and PT Smelting. Through downstream integration, we are assured placement of a significant portion of our concentrate production. Smelting and refining charges consist of a base rate and, in certain contracts, price participation based on copper prices. Higher treatment and refining charges benefit our smelter operations at Atlantic Copper and adversely affect our mining operations in Indonesia and South America. North America mining operations are not significantly affected by changes in treatment and refining charges because these operations are fully integrated.

Atlantic Copper has a labor contract covering certain employees, which expired in December 2007. The contract has been provisionally extended until a further extension is negotiated.

The following discussion of Atlantic Copper’s operations covers the three and six months ended June 30, 2008 and 2007:

			Six Months Ended
	Second-Quarter		June 30,
	2008	2007	2008	2007
Gross profit (in millions)	$17	$2	$22	$19
Add depreciation and amortization expense (in millions)	9	9	18	19
Other	(5)	–	(5)	–
Cash margin (in millions)	$21	$11	$35	$38

Operating income (loss) (in millions)	$11	$(4)	$8	$9
Concentrate and scrap treated (thousands of metric tons)	268	181	529	424
Anodes production (millions of pounds)	152	112	294	261
Treatment rates per pound	$0.18	$0.31	$0.21	$0.33
Cathodes sales (millions of pounds)	152	134	294	269
Gold sales in anodes and slimes (thousands of ounces)	100	174	210	288

Atlantic Copper’s operating cash margin was $21 million in second-quarter 2008 and $35 million for the first six months of 2008, compared with $11 million in second-quarter 2007 and $38 million for the first six months of 2007. Operating income totaled $11 million in second-quarter 2008 and $8 million for the first six months of 2008, compared with an operating loss of $4 million in second-quarter 2007 and operating income of $9 million for the first six months of 2007. Atlantic Copper’s operating results for the second quarter and first six months of 2007 included a $23 million impact from its scheduled 23-day maintenance turnaround completed in June 2007. Excluding the impact of the scheduled maintenance turnaround on the 2007 periods, Atlantic Copper’s cash margin and operating income in the second quarter and first six months 2008, compared with the 2007 periods, reflected the impact of lower treatment rates, and higher costs associated with a stronger euro and increased energy costs, partly offset by lower unit costs primarily resulting from higher recoveries, combined with higher sulfuric acid and gold credits.

Atlantic Copper’s treatment charges, including price participation, which are what PT Freeport Indonesia, our South America mines and third parties pay Atlantic Copper to smelt and refine concentrates, averaged $0.18 per pound in second-quarter 2008 and $0.21 per pound for the first six months of 2008, compared with $0.31 per pound in second-quarter 2007 and $0.33 per pound in the first six months of 2007. Market treatment rates have been volatile in recent years. Rates began declining in 2006 as a result of limited concentrate availability, and this has continued into 2008. Assuming average copper prices of $3.75 per pound for the remainder of 2008, we expect these rates to average approximately $0.19 per pound in 2008.

We defer recognizing profits on PT Freeport Indonesia’s and our South America mines’ sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until final sales to third parties occur. Changes in these net deferrals resulted in net reductions to net income totaling $6 million ($0.01 per share) in second-quarter 2008 and additions of less than $1 million for the first six months of 2008, compared with additions to net income totaling $7 million to net income ($0.02 per share) in second-quarter 2007 and reductions to net income of $103 million ($0.30 per share) in the first six months of 2007. At June 30, 2008, our net deferred profits on PT Freeport Indonesia’s and the South America mines’ inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and minority interests totaled $93 million.

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

Cash and Cash Equivalents
At June 30, 2008, we had consolidated cash and cash equivalents of $1.6 billion. The following table reflects the U.S. and international components of consolidated cash and cash equivalents at June 30, 2008, and December 31, 2007 (in billions):

	June 30,	December 31,
	2008	2007
Cash at parent company[a]	$0.1	$0.3
Cash at international operations	1.5	1.3
Total consolidated cash and cash equivalents	1.6	1.6
Less: minority interests’ share	(0.5)	(0.3)
Cash, net of minority interests’ share	1.1	1.3
Withholding and other taxes if distributed[b]	(0.2)	(0.2)
Net cash available to FCX	$0.9	$1.1

a.	Includes cash at our North America operations.

b.	Cash at our international operations is subject to foreign withholding taxes of up to 22 percent upon repatriation into the U.S.

Operating Activities
We generated operating cash flows totaling $1.6 billion for the first six months 2008, net of $2.1 billion used for working capital requirements. Operating cash flows for the first six months of 2007 totaled $2.8 billion, net of $89 million used for working capital requirements. Operating cash flows for the first six months of 2008 were lower than the comparable 2007 period reflecting significantly higher working capital requirements, including $598 million to settle the 2007 copper price protection program contract, partly offset by the benefit of a full six months of operating cash flows from Phelps Dodge operations in 2008.

Operating activities are expected to generate positive cash flows for the foreseeable future based on anticipated operating results and metal prices. Based on estimated sales volumes (refer to “Outlook”) and assuming average prices of $3.75 per pound of copper, $900 per ounce of gold and $30 per pound of molybdenum for the second half of 2008, operating cash flows in 2008 would approximate $6.0 billion, including net reductions totaling $1.8 billion for estimated working capital requirements. Each $0.20 per pound change in copper prices in the balance of the year would have an approximately $300 million impact on 2008 operating cash flows.

Investing Activities
Capital expenditures, including capitalized interest, totaled $1.2 billion for the first six months of 2008, compared with $672 million for the first six months of 2007. The increase in capital expenditures for the first six months of 2008 primarily reflected a full six months of capital spending associated with Phelps Dodge operations in 2008, and also reflected higher costs associated with our development projects (refer to “Development Projects” for further discussion).

Capital expenditures are expected to approximate $3.0 billion for 2008, including $1.8 billion for major projects. Following is a summary of capital expenditures (excluding capitalized interest) for the first six months of 2008 and projected capital expenditures (excluding capitalized interest) for the full year 2008 associated with major projects (refer to “Development Projects” for further discussion of these projects) (in millions):

	Six Months Ended	Full Year
	June 30, 2008	2008
	(Actual)	(Estimate)
Tenke Fungurume mine development	$342	$1,000
Climax molybdenum mine restart	25	160
Incremental expansions	76	170
Big Gossan mine development	75	160
El Abra sulfide mine	22	70
Grasberg Block Cave/Common Infrastructure	21	75
Other major projects	77	165
	$638	$1,800

Capital costs have been affected by the prices of input costs, including energy, equipment, materials and supplies, and labor. We will continue to review and update our capital cost estimates as engineering and construction activities progress on our major projects.

Financing Activities
At June 30, 2008, total debt approximated $7.4 billion, compared with $7.2 billion at December 31, 2007. During the first six months of 2008, we borrowed under our $1.5 billion revolving credit facilities to fund working capital. At June 30, 2008, we had $90 million of borrowings and $63 million of letters of credit issued, resulting in total availability of approximately $1.3 billion under the facilities. Our $1.5 billion revolving credit facilities contain restrictions on the amount available for dividend payments, purchases of our common stock and certain debt prepayments. With the repayment of the $10 billion of term loans at year-end 2007, these restrictions do not apply as long as pro forma availability under the revolvers plus domestic cash exceeds $750 million. As of June 30, 2008, we had availability under the revolvers plus available domestic cash totaling approximately $1.6 billion.

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

In December 2007, our Board of Directors approved an open market share purchase program for up to 20 million shares. On July 21, 2008, our Board of Directors approved an increase in the open market share purchase program for up to 30 million shares. In August 2008, through August 8, 2008, we have acquired 1.9 million shares for approximately $165 million ($86.59 per share average), and 28.1 million shares remain available under this program. The timing of future purchases of our common stock is dependent on many factors, including the price of our common shares, our operating results, cash flows and financial position, copper, gold and molybdenum prices, and general economic and market conditions.

For the first six months of 2008, common stock dividends paid totaled $337 million. In December 2007, our Board of Directors increased our annual cash dividend on our common stock from $1.25 per share to $1.75 per share, paid at a quarterly rate of $0.4375 per share. On June 26, 2008, FCX declared a regular quarterly dividend, which was paid on August 1, 2008, to common shareholders of record at the close of business on July 15, 2008. On July 21, 2008, our Board of Directors increased our annual cash dividend on our common stock to $2.00 per share, paid at a quarterly rate of $0.50 per share, commencing November 1, 2008. The declaration and payment of dividends is at the discretion of our Board of Directors. The amount of our current quarterly cash dividend on our common stock is dependent upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. Based on outstanding common shares on June 30, 2008, and annual cash dividends of $2.00 per share, our annual common stock dividends approximate $770 million.

For the first six months of 2008, preferred stock dividends paid totaled $127 million representing dividends on our 5½% Convertible Perpetual Preferred Stock and 6¾% Mandatory Convertible Preferred Stock. Annual preferred stock dividends on our 5½% Convertible Perpetual Preferred Stock and 6¾% Mandatory Convertible Preferred Stock total approximately $255 million.

Each share of our 5½% Convertible Perpetual Preferred Stock was initially convertible into 18.8019 shares of our common stock. The conversion rate is adjustable upon the occurrence of certain events, including the payment in any quarter of common stock dividends exceeding $0.20 per share. As a result of the quarterly and supplemental common stock dividends paid through August 1, 2008, each share of preferred stock is now convertible into 21.3874 shares of FCX common stock, or an aggregate of approximately 24 million shares of FCX common stock. We currently have 1.1 million shares of our 5½% Convertible Perpetual Preferred Stock outstanding. Beginning March 30, 2009, we may redeem shares of the 5½% Convertible Perpetual Preferred Stock by paying cash, our common stock or any combination thereof for $1,000 per share plus unpaid dividends, but only if our common stock has exceeded 130 percent of the conversion price for at least 20 trading days within a period of 30 consecutive trading days immediately preceding the notice of redemption. On June 26, 2008, FCX declared a regular quarterly dividend of $13.75 per share of FCX’s 5½% Convertible Perpetual Preferred Stock, which was paid on August 1, 2008, to shareholders of record at the close of business on July 15, 2008.

In March 2007, we sold 28.75 million shares of 6¾% Mandatory Convertible Preferred Stock, which will automatically convert on May 1, 2010, into shares of FCX common stock. The preferred stock was initially convertible into between 1.3605 and 1.6327 shares of our common stock, depending on the applicable market value of our common stock. The conversion rate is adjustable upon the occurrence of certain events, including the payment in any quarter of common stock dividends exceeding $0.3125 per share; however, adjustments required as a result of dividends that do not exceed one percent are carried forward and must be made no later than August 1 of each year. As a result of the quarterly common stock dividends paid through August 1, 2008, each share of preferred stock is now convertible into between 1.3654 and 1.6386 shares of FCX common stock, and holders may elect to convert at any time prior to May 1, 2010, at a conversion rate equal to 1.3654 shares of common stock, or an aggregate of approximately 39 million shares. On June 26, 2008, FCX declared a regular quarterly dividend of $1.6875 per share of FCX’s 6¾% Mandatory Convertible Preferred Stock, which was paid on August 1, 2008, to shareholders of record at the close of business on July 15, 2008.

Cash dividends paid to minority interests for the first six months of 2008 totaled $280 million primarily reflecting dividends paid to the minority interest owners of our South America mines. Cash dividends paid to minority interests for the first six months of 2007 totaled $314 million reflecting dividends paid to the minority interest owners of PT Freeport Indonesia and of our South America mines.

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

NEW ACCOUNTING STANDARDS

Fair Value Measurements. In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 does not require any new fair value measurements under U.S. GAAP but rather establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those years. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. This partial adoption of SFAS No. 157 did not have a material impact on our financial reporting and disclosures as our financial assets are measured using quoted market prices, or Level 1 inputs. We are currently evaluating the impact that the adoption of SFAS No. 157 will have on our financial reporting and disclosures for pension and postretirement related financial assets and on nonfinancial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis.

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

The Hierarchy of Generally Accepted Accounting Principles.  In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles.”  The adoption of SFAS No. 162 is not expected to result in a change in our accounting practices.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion. In May 2008, FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which will change the accounting treatment for convertible debt securities that the issuer may settle fully or partially in cash. FSP No. APB 14-1 requires bifurcation of convertible debt instruments into a debt component that is initially recorded at fair value and an equity component, which represents the difference between the initial proceeds from issuance of the instrument and the fair value allocated to the debt component. The debt component is subsequently accreted (as a component of interest expense) to par value over its expected life. FSP No. APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008, and must be retrospectively applied to all prior periods presented, even if an instrument has matured, converted, or otherwise been extinguished as of the FSP’s effective date. We will adopt FSP No. APB 14-1 on January 1, 2009, and will be required to retrospectively apply its provisions to our 7% Convertible Senior Notes. We are currently evaluating the impact that the adoption of FSP No. APB 14-1 will have on our consolidated financial statements.

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

In both the by-product and the co-product method calculations, we show adjustments to copper revenues for prior period open sales as separate line items. Because the copper pricing adjustments do not result from current period sales, we have reflected these separately from revenues on current period sales. Noncash and nonrecurring costs consist of items such as stock-based compensation costs, write-offs of equipment or unusual charges. They are removed from site production and delivery costs in the calculation of unit net cash costs. As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. We have included the impacts of purchase accounting fair value adjustments as additional depreciation, depletion and amortization, and noncash and nonrecurring costs. Accordingly, we have revised the previously reported disclosures for the 2007 periods for our North America copper mining operations, Henderson molybdenum mine, and South America mining operations to conform to the current period presentation. Presentations under both methods are shown below together with reconciliations to amounts reported in our consolidated financial statements or pro forma consolidated financial results.

North America Copper Mining Product Revenues and Production Costs

Three Months Ended June 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenum [a]	Other [b]	Total
Revenues, after adjustments shown below	$1,323	$1,323	$234	$20	$1,577

Site production and delivery, before net noncash
and nonrecurring costs shown below	636	555	84	8	647
By-product credits[a]	(243)	–	–	–	–
Treatment charges	37	35	–	2	37
Net cash costs	430	590	84	10	684
Depreciation, depletion and amortization	183	164	18	1	183
Noncash and nonrecurring costs, net	20	19	1	–	20
Total costs	633	773	103	11	887
Revenue adjustments, primarily for pricing on prior
period open sales	(4)	(4)	–	–	(4)
Idle facility and other non-inventoriable costs	(14)	(14)	–	–	(14)
Gross profit	$672	$532	$131	$9	$672

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Totals presented above	$1,577	$647	$183
Net noncash and nonrecurring costs per above	N/A	20	N/A
Treatment charges per above	N/A	37	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	(4)	N/A	N/A
North America copper mines	1,573	704	183
Henderson molybdenum operations	321	53	45
Other operations and eliminations[c]	1,251	1,206	43
Total North America operations	3,145	1,963	271
South America operations	1,409	462	127
Indonesia operations	1,016	439	48
Atlantic Copper smelting & refining	724	698	9
Corporate, other & eliminations	(853)	(842)	7
As reported in FCX’s consolidated financial statements	$5,441	$2,720	$462

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

c.	Includes amounts associated with Rod & Refining operations, the copper and molybdenum sales companies and related eliminations.

Three Months Ended June 30, 2007
	By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenum [a]	Other [b]	Total
Revenues, after adjustments shown below	$1,126	$1,126	$235	$19	$1,380

Site production and delivery, before net noncash
and nonrecurring costs shown below	476	397	83	9	489
By-product credits[a]	(241)	–	–	–	–
Treatment charges	29	28	–	1	29
Net cash costs	264	425	83	10	518
Depreciation, depletion and amortization[c]	131	109	21	1	131
Noncash and nonrecurring costs, net[c]	144	132	(1)	13	144
Total costs	539	666	103	24	793
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	(139)	(139)	–	–	(139)
Idle facility and other non-inventoriable costs	(8)	(8)	–	–	(8)
Gross profit (loss)	$440	$313	$132	$(5)	$440

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Totals presented above	$1,380	$489	$131
Net noncash and nonrecurring costs per above	N/A	144	N/A
Treatment charges per above	N/A	29	N/A
Revenue adjustments, primarily for pricing on prior
period open sales and hedging per above	(139)	N/A	N/A
North America copper mines	1,241	662	131
Henderson molybdenum operations	255	45	18
Other operations and eliminations[d]	1,187	1,397	19
Total North America operations	2,683	2,104	168
South America operations	1,232	303	136
Indonesia operations	1,762	390	56
Atlantic Copper smelting & refining	619	608	9
Corporate, other & eliminations	(853)	(865)	5
As reported in FCX’s consolidated financial statements	$5,443	$2,540	$374

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

c.
 The estimated fair values of acquired inventory and property, plant and equipment were based on preliminary estimates during 2007, with adjustments made until such values were finalized in first-quarter 2008. Additionally, the inventory impacts on noncash and nonrecurring costs were mostly realized during 2007.

d.	Includes amounts associated with Rod & Refining operations, the copper and molybdenum sales companies and related eliminations.

Six Months Ended June 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenum [a]	Other [b]	Total
Revenues, after adjustments shown below	$2,502	$2,502	$490	$36	$3,028

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,189	1,036	160	15	1,211
By-product credits[a]	(504)	–	–	–	–
Treatment charges	68	66	–	2	68
Net cash costs	753	1,102	160	17	1,279
Depreciation, depletion and amortization	363	323	37	3	363
Noncash and nonrecurring costs, net	50	48	2	–	50
Total costs	1,166	1,473	199	20	1,692
Revenue adjustments, primarily for pricing on prior
period open sales	38	38	–	–	38
Idle facility and other non-inventoriable costs	(27)	(27)	–	–	(27)
Gross profit	$1,347	$1,040	$291	$16	$1,347

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Totals presented above	$3,028	$1,211	$363
Net noncash and nonrecurring costs per above	N/A	50	N/A
Treatment charges per above	N/A	68	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	38	N/A	N/A
North America copper mines	3,066	1,329	363
Henderson molybdenum operations	603	102	86
Other operations and eliminations[c]	2,749	2,670	49
Total North America operations	6,418	4,101	498
South America operations	3,002	894	257
Indonesia operations	2,068	838	93
Atlantic Copper smelting & refining	1,389	1,349	18
Corporate, other & eliminations	(1,764)	(1,740)	14
As reported in FCX’s consolidated financial statements	$11,113	$5,442	$880

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

c.	Includes amounts associated with Rod & Refining operations, the copper and molybdenum sales companies and related eliminations.

Six Months Ended June 30, 2007 (Pro Forma)
	By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenum [a]	Other [b]	Total
Revenues, after adjustments shown below	$1,938	$1,938	$413	$29	$2,380

Site production and delivery, before net noncash
and nonrecurring costs shown below	870	745	152	12	909
By-product credits[a]	(403)	–	–	–	–
Treatment charges	51	50	–	1	51
Net cash costs	518	795	152	13	960
Depreciation, depletion and amortization[c]	287	239	47	1	287
Noncash and nonrecurring costs, net[c]	415	358	43	14	415
Total costs	1,220	1,392	242	28	1,662
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	(131)	(131)	–	–	(131)
Idle facility and other non-inventoriable costs	(18)	(18)	–	–	(18)
Gross profit	$569	$397	$171	$1	$569

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Totals presented above	$2,380	$909	$287
Net noncash and nonrecurring costs per above	N/A	415	N/A
Treatment charges per above	N/A	51	N/A
Revenue adjustments, primarily for pricing on prior
period open sales and hedging per above	(131)	N/A	N/A
Eliminations and other	7,794	3,651	477
As reported in FCX’s pro forma consolidated
financial results	$10,043	$5,026	$764

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

c.
The estimated fair values of acquired inventory and property, plant and equipment were based on preliminary estimates during 2007, with adjustments made until such values were finalized in first-quarter 2008. Additionally, the inventory impacts on noncash and nonrecurring costs were mostly realized during 2007.

Henderson Product Revenues and Production Costs

	Three Months Ended
	June 30,
	2008	2007
(In millions)	(Actual)	(Actual)
Revenues	$321	$255

Site production and delivery, before net noncash
and nonrecurring costs shown below	53	45
Net cash costs	53	45
Depreciation, depletion and amortization[a]	45	18
Noncash and nonrecurring costs, net	–	–
Total costs	98	63
Gross profit[b]	$223	$192

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Three Months Ended June 30, 2008
Totals presented above	$321	$53	$45
Net noncash and nonrecurring costs per above	N/A	–	N/A
Other molybdenum operations and eliminations[c]	394	368	24
Total Molybdenum operations	715	421	69
North America copper mines, other operations and eliminations	2,430	1,542	202
Total North America operations	3,145	1,963	271
South America operations	1,409	462	127
Indonesia operations	1,016	439	48
Atlantic Copper smelting & refining	724	698	9
Corporate, other & eliminations	(853)	(842)	7
As reported in FCX’s consolidated financial statements	$5,441	$2,720	$462

Three Months Ended June 30, 2007
Totals presented above	$255	$45	$18
Net noncash and nonrecurring costs per above	N/A	–	N/A
Other molybdenum operations and eliminations[c]	208	361	4
Total Molybdenum operations	463	406	22
North America copper mines, other operations and eliminations	2,220	1,698	146
Total North America operations	2,683	2,104	168
South America operations	1,232	303	136
Indonesia operations	1,762	390	56
Atlantic Copper smelting & refining	619	608	9
Corporate, other & eliminations	(853)	(865)	5
As reported in FCX’s consolidated financial statements	$5,443	$2,540	$374

a.	The estimated fair values of acquired property, plant and equipment were based on preliminary estimates during 2007, with adjustments made until such values were finalized in first-quarter 2008.

b.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum segment includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

c.	Primarily includes amounts associated with the molybdenum sales company that are included in Molybdenum operations.

	Six Months Ended
	June 30,
	2008	2007
(In millions)	(Actual)	(Pro Forma)
Revenues	$603	$463

Site production and delivery, before net noncash
and nonrecurring costs shown below	102	83
Net cash costs	102	83
Depreciation, depletion and amortization[a]	86	77
Noncash and nonrecurring costs, net	1	–
Total costs	189	160
Gross profit[b]	$414	$303

Reconciliation to Amounts Reported		Production	Depreciation,
(In millions)		and	Depletion and
	Revenues	Delivery	Amortization
Six Months Ended June 30, 2008
Totals presented above	$603	$102	$86
Net noncash and nonrecurring costs per above	N/A	1	N/A
Other molybdenum operations and eliminations[c]	831	778	22
Total Molybdenum operations	1,434	881	108
North America copper mines, other operations and eliminations	4,984	3,220	390
Total North America operations	6,418	4,101	498
South America operations	3,002	894	257
Indonesia operations	2,068	838	93
Atlantic Copper smelting & refining	1,389	1,349	18
Corporate, other & eliminations	(1,764)	(1,740)	14
As reported in FCX’s consolidated financial statements	$11,113	$5,442	$880

Six Months Ended June 30, 2007
Totals presented above	$463	$83	$77
Eliminations and other	9,580	4,943	687
As reported in FCX’s pro forma consolidated financial results	$10,043	$5,026	$764

a.	The estimated fair values of acquired property, plant and equipment were based on preliminary estimates during 2007, with adjustments made until such values were finalized in first-quarter 2008.

b.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum segment includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

c.	Primarily includes amounts associated with the molybdenum sales company that are included in Molybdenum operations.

South America Mining Product Revenues and Production Costs

Three Months Ended June 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper	Other [a]	Total
Revenues, after adjustments shown below	$1,417	$1,417	$46	$1,463

Site production and delivery, before net noncash
nonrecurring costs shown below	423	409	17	426
By-product credits	(43)	–	–	–
Treatment charges	68	68	–	68
Net cash costs	448	477	17	494
Depreciation, depletion and amortization	127	122	5	127
Noncash and nonrecurring costs, net	31	31	–	31
Total costs	606	630	22	652
Revenue adjustments, primarily for pricing on prior
period open sales	16	16	–	16
Other non-inventoriable costs	(10)	(10)	–	(10)
Gross profit	$817	$793	$24	$817

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Totals presented above	$1,463	$426	$127
Net noncash and nonrecurring costs per above	N/A	31	N/A
Less: Treatment charges per above	(68)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	16	N/A	N/A
Purchased metal	91	91	N/A
Eliminations and other	(93)	(86)	–
Total South America operations	1,409	462	127
North America operations	3,145	1,963	271
Indonesia operations	1,016	439	48
Atlantic Copper smelting & refining	724	698	9
Corporate, other & eliminations	(853)	(842)	7
As reported in FCX’s consolidated financial statements	$5,441	$2,720	$462

a.	Includes gold, silver and molybdenum product revenues and production costs.

Three Months Ended June 30, 2007
	By-Product	Co-Product Method
(In millions)	Method	Copper	Other [a]	Total
Revenues, after adjustments shown below	$1,210	$1,210	$26	$1,236

Site production and delivery, before net noncash
nonrecurring costs shown below	281	276	8	284
By-product credits	(23)	–	–	–
Treatment charges	70	70	–	70
Net cash costs	328	346	8	354
Depreciation, depletion and amortization[b]	141	138	3	141
Noncash and nonrecurring costs, net[b]	8	8	–	8
Total costs	477	492	11	503
Revenue adjustments, primarily for pricing on prior
period open sales	62	62	–	62
Other non-inventoriable costs	(7)	(7)	–	(7)
Gross profit	$788	$773	$15	$788

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Totals presented above	$1,236	$284	$141
Net noncash and nonrecurring costs per above	N/A	8	N/A
Less: Treatment charges per above	(70)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	62	N/A	N/A
Purchased metal	81	81	N/A
Eliminations and other	(77)	(70)	(5)
Total South America operations	1,232	303	136
North America operations	2,683	2,104	168
Indonesia operations	1,762	390	56
Atlantic Copper smelting & refining	619	608	9
Corporate, other & eliminations	(853)	(865)	5
As reported in FCX’s consolidated financial statements	$5,443	$2,540	$374

a.	Includes gold and silver product revenues and production costs.

b.
The estimated fair values of acquired inventory and property, plant and equipment were based on preliminary estimates during 2007, with adjustments made until such values were finalized in first-quarter 2008.

Six Months Ended June 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper	Other [a]	Total
Revenues, after adjustments shown below	$2,806	$2,806	$105	$2,911

Site production and delivery, before net noncash
nonrecurring costs shown below	818	790	37	827
By-product credits	(96)	–	–	–
Treatment charges	144	144	–	144
Net cash costs	866	934	37	971
Depreciation, depletion and amortization	257	248	9	257
Noncash and nonrecurring costs, net	56	56	–	56
Total costs	1,179	1,238	46	1,284
Revenue adjustments, primarily for pricing on prior
period open sales	237	237	–	237
Other non-inventoriable costs	(19)	(18)	(1)	(19)
Gross profit	$1,845	$1,787	$58	$1,845

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Totals presented above	$2,911	$827	$257
Net noncash and nonrecurring costs per above	N/A	56	N/A
Less: Treatment charges per above	(144)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	237	N/A	N/A
Purchased metal	165	165	N/A
Eliminations and other	(167)	(154)	–
Total South America operations	3,002	894	257
North America operations	6,418	4,101	498
Indonesia operations	2,068	838	93
Atlantic Copper smelting & refining	1,389	1,349	18
Corporate, other & eliminations	(1,764)	(1,740)	14
As reported in FCX’s consolidated financial statements	$11,113	$5,442	$880

a.	Includes gold, silver and molybdenum product revenues and production costs.

Six Months Ended June 30, 2007 (Pro Forma)
	By-Product	Co-Product Method
(In millions)	Method	Copper	Other [a]	Total
Revenues, after adjustments shown below	$2,141	$2,141	$50	$2,191

Site production and delivery, before net noncash
nonrecurring costs shown below	534	518	19	537
By-product credits	(47)	–	–	–
Treatment charges	125	125	–	125
Net cash costs	612	643	19	662
Depreciation, depletion and amortization[b]	224	219	5	224
Noncash and nonrecurring costs, net[b]	133	130	3	133
Total costs	969	992	27	1,019
Revenue adjustments, primarily for pricing on prior
period open sales	16	17	(1)	16
Other non-inventoriable costs	(14)	(14)	–	(14)
Gross profit	$1,174	$1,152	$22	$1,174

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Totals presented above	$2,191	$537	$224
Net noncash and nonrecurring costs per above	N/A	133	N/A
Less: Treatment charges per above	(125)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	16	N/A	N/A
Purchased metal	148	148	N/A
Eliminations and other	7,813	4,208	540
As reported in FCX’s pro forma consolidated financial results	$10,043	$5,026	$764

a.	Includes gold and silver product revenues and production costs.

b.
The estimated fair values of acquired inventory and property, plant and equipment were based on preliminary estimates during 2007, with adjustments made until such values were finalized in first-quarter 2008. Additionally, the inventory impacts on noncash and nonrecurring costs were mostly realized during 2007

Indonesia Mining Product Revenues and Production Costs

Three Months Ended June 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper	Gold	Silver	Total
Revenues, after adjustments shown below	$896	$896	$212	$15	$1,123

Site production and delivery, before net noncash
and nonrecurring costs shown below	434	345	83	6	434
Gold and silver credits	(227)	–	–	–	–
Treatment charges	64	51	13	–	64
Royalty on metals	30	24	5	1	30
Net cash costs	301	420	101	7	528
Depreciation and amortization	48	38	9	1	48
Noncash and nonrecurring costs, net	5	4	1	–	5
Total costs	354	462	111	8	581
Revenue adjustments, primarily for pricing on prior
period open sales	(13)	(13)	–	–	(13)
PT Smelting intercompany profit	–	(1)	1	–	–
Gross profit	$529	$420	$102	$7	$529

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Totals presented above	$1,123	$434	$48
Net noncash and nonrecurring costs per above	N/A	5	N/A
Less: Treatment charges per above	(64)	N/A	N/A
Less: Royalty per above	(30)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	(13)	N/A	N/A
Total Indonesia operations	1,016	439	48
North America operations	3,145	1,963	271
South America operations	1,409	462	127
Atlantic Copper smelting & refining	724	698	9
Corporate, other & eliminations	(853)	(842)	7
As reported in FCX’s consolidated financial statements	$5,441	$2,720	$462

Three Months Ended June 30, 2007
	By-Product	Co-Product Method
(In millions)	Method	Copper	Gold	Silver	Total
Revenues, after adjustments shown below	$1,169	$1,169	$584	$15	$1,768

Site production and delivery, before net noncash
and nonrecurring costs shown below	379	251	125	3	379
Gold and silver credits	(599)	–	–	–	–
Treatment charges	111	73	37	1	111
Royalty on metals	48	32	16	–	48
Net cash costs (credits)	(61)	356	178	4	538
Depreciation and amortization	56	37	18	1	56
Noncash and nonrecurring costs, net	11	8	3	–	11
Total costs	6	401	199	5	605
Revenue adjustments, primarily for pricing on prior
period open sales	153	153	–	–	153
PT Smelting intercompany profit	–	–	–	–	–
Gross profit	$1,316	$921	$385	$10	$1,316

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Totals presented above	$1,768	$379	$56
Net noncash and nonrecurring costs per above	N/A	11	N/A
Less: Treatment charges per above	(111)	N/A	N/A
Less: Royalty per above	(48)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	153	N/A	N/A
Total Indonesia operations	1,762	390	56
North America operations	2,683	2,104	168
South America operations	1,232	303	136
Atlantic Copper smelting & refining	619	608	9
Corporate, other & eliminations	(853)	(865)	5
As reported in FCX’s consolidated financial statements	$5,443	$2,540	$374

Six Months Ended June 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper	Gold	Silver	Total
Revenues, after adjustments shown below	$1,691	$1,691	$453	$29	$2,173

Site production and delivery, before net noncash
and nonrecurring costs shown below	819	637	171	11	819
Gold and silver credits	(482)	–	–	–	–
Treatment charges	132	103	28	1	132
Royalty on metals	55	43	11	1	55
Net cash costs	524	783	210	13	1,006
Depreciation and amortization	93	72	19	2	93
Noncash and nonrecurring costs, net	19	15	4	–	19
Total costs	636	870	233	15	1,118
Revenue adjustments, primarily for pricing on prior
period open sales	82	82	–	–	82
PT Smelting intercompany profit	(5)	(4)	(1)	–	(5)
Gross profit	$1,132	$899	$219	$14	$1,132

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Totals presented above	$2,173	$819	$93
Net noncash and nonrecurring costs per above	N/A	19	N/A
Less: Treatment charges per above	(132)	N/A	N/A
Less: Royalty per above	(55)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	82	N/A	N/A
Total Indonesia operations	2,068	838	93
North America operations	6,418	4,101	498
South America operations	3,002	894	257
Atlantic Copper smelting & refining	1,389	1,349	18
Corporate, other & eliminations	(1,764)	(1,740)	14
As reported in FCX’s consolidated financial statements	$11,113	$5,442	$880

Six Months Ended June 30, 2007
	By-Product	Co-Product Method
(In millions)	Method	Copper	Gold	Silver	Total
Revenues, after adjustments shown below	$2,578	$2,578	$1,207	$36	$3,821

Site production and delivery, before net noncash
and nonrecurring costs shown below	693	468	219	6	693
Gold and silver credits	(1,243)	–	–	–	–
Treatment charges	265	178	84	3	265
Royalty on metals	97	66	30	1	97
Net cash costs (credits)	(188)	712	333	10	1,055
Depreciation and amortization	115	78	36	1	115
Noncash and nonrecurring costs, net	20	14	6	–	20
Total costs (credits)	(53)	804	375	11	1,190
Revenue adjustments, primarily for pricing on prior
period open sales	12	12	–	–	12
PT Smelting intercompany profit	(36)	(24)	(11)	(1)	(36)
Gross profit	$2,607	$1,762	$821	$24	$2,607

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Totals presented above	$3,821	$693	$115
Net noncash and nonrecurring costs per above	N/A	20	N/A
Less: Treatment charges per above	(265)	N/A	N/A
Less: Royalty per above	(97)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	12	N/A	N/A
Total Indonesia operations	3,471	713	115
North America operations	3,002	2,431	182
South America operations	1,494	419	164
Atlantic Copper smelting & refining	1,073	1,035	19
Corporate, other & eliminations	(1,351)	(1,155)	10
As reported in FCX’s consolidated financial statements	$7,689	$3,443	$490

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our expectations regarding future performance. Forward-looking statements are all statements other than historical facts, such as those regarding anticipated sales volumes, ore grades, milling rates, commodity prices, unit net cash costs, operating cash flows, royalty costs, capital expenditures, the impact of copper, gold and molybdenum price changes, the impact of changes in deferred intercompany profits on earnings, treatment charge rates, depreciation rates, exploration efforts and results, liquidity, other financial commitments and timing of dividend payments and open market purchases of FCX common stock. The declaration and payment of dividends is at the discretion of FCX’s Board of Directors and will depend on FCX’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. Accuracy of the forward-looking statements depends on assumptions about events that change over time and is thus susceptible to periodic change based on actual experience and new developments. We caution readers that we assume no obligation to update or publicly release any revisions to the forward-looking statements in this Form 10-Q and, except to the extent required by applicable law, do not intend to update or otherwise revise the forward-looking statements more frequently than quarterly. Additionally, important factors that might cause future results to differ from these forward-looking statements include mine sequencing, production rates, industry risks, regulatory changes, commodity prices, political risks, weather-related risks, labor relations, environmental risks, litigation results, currency translation risks and other factors described in more detail under the heading “Risk Factors” in Part I, Item 1A. of our report on Form 10-K for the year ended December 31, 2007.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in FCX’s market risks during the six months ended June 30, 2008. For additional information on market risk, refer to “Disclosures About Market Risks” included in Part II, Item 7A of our report on Form 10-K for the year ended December 31, 2007.

Item 4.  Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)
Changes in internal controls. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
There have been no material changes to the information included in “Legal Proceedings” in Part I, Item 3 of our report on Form 10-K for the year ended December 31, 2007, as updated in Part II, Item 1 of our report on Form 10-Q for the quarter ended March 31, 2008.

Item 1A.  Risk Factors.
There have been no material changes to our risk factors during the six months ended June 30, 2008. For additional information on risk factors, refer to “Risk Factors” included in Part I, Item 1A of our report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth information with respect to shares of common stock of FCX purchased by FCX during the three months ended June 30, 2008:

			(c) Total Number of	(d) Maximum Number
	(a) Total Number	(b) Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased[a]	Per Share	Plans or Programs[b]	the Plans or Programs[b]
April 1-30, 2008	313	$107.29	–	20,000,000
May 1-31, 2008	233,037	$117.36	–	20,000,000
June 1-30, 2008	99	$120.60	–	20,000,000
Total	233,449	$117.35	–	20,000,000

a.
Consists of shares repurchased under FCX’s applicable stock incentive plans (Plans) and its non-qualified supplemental savings plan (SSP). Through the Plans, FCX repurchased 233,413 shares to satisfy tax obligations on restricted stock awards and to cover the cost of option exercises. Under the SSP, FCX repurchased 36 shares as a result of dividends paid.

b.
In December 2007, our Board of Directors approved an open market share purchase program for up to 20 million shares. The program does not have an expiration date. No shares were purchased during the three-month period ended June 30, 2008. On July 21, 2008, our Board of Directors approved an increase in our open market share purchase program for up to 30 million shares.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on June 5, 2008 (the “Annual Meeting”). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The following matters were submitted to a vote of security holders during our Annual Meeting:

Name	For	Withheld
1. Election of Directors:
Richard C. Adkerson	299,451,161	32,885,004
Robert J. Allison, Jr.	216,801,157	115,535,008
Robert A. Day	300,339,483	31,996,682
Gerald J. Ford	302,333,890	30,002,275
H. Devon Graham, Jr.	221,720,278	110,615,887
J. Bennett Johnston	291,275,614	41,060,551
Charles C. Krulak	302,605,979	29,730,186
Bobby Lee Lackey	221,948,443	110,387,722
Jon C. Madonna	302,539,484	29,796,681
Dustan E. McCoy	265,163,590	67,172,575
Gabrielle K. McDonald	291,406,778	40,929,387
James R. Moffett	297,090,275	35,245,890
B.M. Rankin, Jr.	291,311,652	41,024,513
J. Stapleton Roy	291,433,835	40,902,330
Stephen H. Siegele	302,649,402	29,686,763
J. Taylor Wharton	291,337,381	40,998,784

There were no abstentions with respect to the election of directors.

	For	Against	Abstentions
2. Ratification of Ernst & Young LLP as independent auditors.	329,016,916	430,300	2,888,949
3. Proposal to increase authorized shares of common stock.	260,444,605	68,836,142	3,055,418

Item 6.  Exhibits.
The exhibits to this report are listed in the Exhibit Index beginning on Page E-1 hereof.

FREEPORT-McMoRan COPPER & GOLD INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREEPORT-McMoRan COPPER & GOLD INC.

By:          /s/ C. Donald Whitmire, Jr.
C. Donald Whitmire, Jr.
Vice President and
Controller-Financial Reporting
(authorized signatory and
Principal Accounting Officer)

Date:  August 8, 2008

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger dated as of November 18, 2006, by and among Freeport-McMoRan Copper & Gold Inc. (FCX), Phelps Dodge Corporation and Panther Acquisition Corporation.		S-4	333-139252	12/11/2006
3.1	Amended and Restated Certificate of Incorporation of FCX.		8-K	001-11307-01	03/19/2007
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of FCX.	X
3.3	Amended and Restated By-Laws of FCX, as amended through May 1, 2007.		8-K	001-11307-01	05/04/2007
4.1	Certificate of Designations of 5½% Convertible Perpetual Preferred Stock of FCX.		8-K	001-11307-01	03/31/2004
4.2	Certificate of Designations of 6¾% Mandatory Convertible Preferred Stock of FCX.		8-K	001-11307-01	03/27/2007
4.3	Rights Agreement dated as of May 3, 2000, between FCX and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.		10-Q	001-09916	05/15/2000
4.4	Amendment No. 1 to Rights Agreement dated as of February 26, 2002, between FCX and Mellon Investor Services.		10-Q	001-09916	05/07/2002
4.5	Indenture dated as of February 11, 2003, from FCX to The Bank of New York, as Trustee, with respect to the 7% Convertible Senior Notes due 2011.		8-K	001-09916	02/25/2003
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
			8-K	001-11307-01	07/11/2007
10.1	Contract of Work dated December 30, 1991, between the Government of the Republic of Indonesia and PT Freeport Indonesia.		S-3	333-72760	11/05/2001
10.2	Contract of Work dated August 15, 1994, between the Government of the Republic of Indonesia and PT Irja Eastern Minerals Corporation.		S-3	333-72760	11/05/2001
10.3	Participation Agreement dated as of October 11, 1996, between PT Freeport Indonesia and P.T. RTZ-CRA Indonesia (a subsidiary of Rio Tinto PLC) with respect to a certain contract of work.		S-3	333-72760	11/05/2001
10.4
Agreement dated as of October 11, 1996, to Amend and Restate Trust Agreement among PT Freeport Indonesia, FCX, the RTZ Corporation PLC (now Rio Tinto PLC), P.T. RTZ-CRA Indonesia, RTZ Indonesian Finance Limited and First Trust of New York, National Association, and The Chase Manhattan Bank, as Administrative Agent, JAA Security Agent and Security Agent.
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
			8-K	001-00082	06/07/2005
10.9	Master Agreement and Plan of Merger between Columbian Chemicals Company, Columbian Chemicals Acquisition LLC and Columbian Chemicals Merger Sub, Inc., dated November 15, 2005.		10-K	001-00082	02/27/2006
10.10	Reclamation and Remediation Trust Agreement between Phelps Dodge Corporation and Wells Fargo Delaware Trust Company, dated December 22, 2005.		10-K	001-00082	02/27/2006
10.11*	FCX Director Compensation	X

10.12*	Consulting Agreement dated December 22, 1988, with Kissinger Associates, Inc. (Kissinger Associates).		10-K405	001-09916	03/31/1998
10.13*	Letter Agreement dated May 1, 1989, with Kent Associates, Inc. (Kent Associates, predecessor in interest to Kissinger Associates).		10-K405	001-09916	03/31/1998
10.14*	Letter Agreement dated January 27, 1997, among Kissinger Associates, Kent Associates, FCX, Freeport-McMoRan Inc. (FTX), and FM Services Company (FMS).		10-K405	001-09916	03/08/2002
10.15*	Supplemental Agreement with Kissinger Associates and Kent Associates, effective as of January 1, 2008.		10-Q	001-11307-01	11/07/2007
10.16*	Agreement for Consulting Services between FTX and B. M. Rankin, Jr. effective as of January 1, 1990 (assigned to FMS as of January 1, 1996).		10-K405	001-09916	03/31/1998
10.17*	Supplemental Agreement dated December 15, 1997, between FMS and B. M. Rankin, Jr.		10-K405	001-09916	03/31/1998
10.18*	Supplemental Letter Agreement between FMS and B. M. Rankin, Jr., effective as of January 1, 2008.		10-K	001-11307-01	02/29/2008
10.19*	Letter Agreement effective as of January 7, 1997, between Senator J. Bennett Johnston, Jr. and FMS.		10-K405	001-09916	03/08/2002
10.20*	Supplemental Letter Agreement between FMS and J. Bennett Johnston, Jr., dated January 18, 2005.		10-K	001-11307-01	03/16/2005
10.21*	Supplemental Agreement between FMS and J. Bennett Johnston, Jr., effective as of January 1, 2008.		10-Q	001-11307-01	11/07/2007
10.22*	Supplemental Agreement between FMS and J. Bennett Johnston, Jr., effective as of May 1, 2008.	X
10.23*	Letter Agreement dated November 1, 1999, between FMS and Gabrielle K. McDonald.		10-K405	001-09916	03/20/2000
10.24*	Supplemental Letter Agreement between FMS and Gabrielle K. McDonald, effective as of January 1, 2008.		10-Q	001-11307-01	11/07/2007
10.25*	Supplemental Letter Agreement between FMS and Gabrielle K. McDonald, effective as of May 1, 2008.	X
10.26*	Agreement for Consulting Services between FMS and Dr. J. Taylor Wharton, effective as of January 11, 2008.		10-K	001-11307-01	02/29/2008
10.27*	Executive Employment Agreement dated April 30, 2001, between FCX and James R. Moffett.		10-Q	001-09916	07/30/2001
10.28*	Change of Control Agreement dated April 30, 2001, between FCX and James R. Moffett.		10-Q	001-09916	07/30/2001
10.29*	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and James R. Moffett.		10-K	001-11307-01	03/10/2004
10.30*	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and James R. Moffett.		10-K	001-11307-01	03/10/2004
10.31*	Change of Control Agreement dated February 3, 2004, between FCX and Michael J. Arnold.		10-K	001-11307-01	03/10/2004
10.32*	Executive Employment Agreement effective January 29, 2008, between FCX and Richard C. Adkerson.		10-K	001-11307-01	02/29/2008
10.33*	Executive Employment Agreement effective January 29, 2008, between FCX and Kathleen L. Quirk.		10-K	001-11307-01	02/29/2008
10.34*
Form of Change of Control Agreement (amended and restated effective January 1, 2005), adopted by Phelps Dodge Corporation for agreements entered into between Phelps Dodge Corporation and other of its executive officers and other members of its senior management team.
			10-K/A	001-00082	03/19/2007
10.35*	Form of Severance Agreement (as amended and restated effective January 1, 2005) adopted by Phelps Dodge Corporation and entered into between Phelps Dodge Corporation and certain of its executives.		10-K/A	001-00082	03/19/2007

10.36*	FCX Executive Services Program.	8-K	001-11307-01	05/05/2006
10.37*	FCX Supplemental Executive Retirement Plan, as amended and restated.	8-K	001-11307-01	02/05/2007
10.38*	FCX President’s Award Program.	S-3	333-72760	11/05/2001
10.39*	FCX Supplemental Executive Capital Accumulation Plan.	10-Q	001-11307-01	05/12/2008
10.40*	FCX Supplemental Executive Capital Accumulation Plan Amendment One.	10-Q	001-11307-01	05/12/2008
10.41*	FCX 1995 Stock Option Plan, as amended and restated.	10-Q	001-11307-01	05/10/2007
10.42*	FCX 1995 Stock Option Plan for Non-Employee Directors, as amended and restated.	10-Q	001-11307-01	05/10/2007
10.43*	FCX Amended and Restated 1999 Stock Incentive Plan, as amended and restated.	10-Q	001-11307-01	05/10/2007
10.44*	FCX 1999 Long-Term Performance Incentive Plan.	10-K	001-09916	03/20/2000
10.45*	FM Services Company Performance Incentive Awards Program, as amended effective February 2, 1999.	10-K	001-09916	03/19/1999
10.46*	FCX Stock Appreciation Rights Plan dated May 2, 2000.	10-Q	001-09916	07/30/2001
10.47*	FCX 2003 Stock Incentive Plan, as amended and restated.	10-Q	001-11307-01	05/10/2007
10.48*	Phelps Dodge 2003 Stock Option and Restricted Stock Plan, as amended.	S-8	333-141358	03/16/2007
10.49*	FCX 2004 Director Compensation Plan.	10-K	001-11307-01	03/16/2005
10.50*	Form of Amendment No. 1 to Notice of Grant of Nonqualified Stock Options and Stock Appreciation Rights under the 2004 Director Compensation Plan.	8-K	001-11307-01	05/05/2006
10.51*	FCX 2004 Director Compensation Plan, as amended and restated.	10-Q	001-11307-01	05/10/2007
10.52*	FCX 2005 Annual Incentive Plan.	8-K	001-11307-01	05/06/2005
10.53*	The Phelps Dodge Corporation Supplemental Retirement Plan, amended and restated effective January 1, 2005 and adopted on March 16, 2007.	10-Q	001-11307-01	05/10/2007
10.54*	First Amendment to the Phelps Dodge Corporation Supplemental Retirement Plan, dated as of November 9, 2007.	10-Q	001-11307-01	05/12/2008
10.55*	The Phelps Dodge Corporation Supplemental Savings Plan, amended and restated effective January 1, 2005, and adopted on March 16, 2007.	10-Q	001-11307-01	05/10/2007
10.56*	First Amendment to the Phelps Dodge Corporation Supplemental Savings Plan, dated March 16, 2007.	10-Q	001-11307-01	05/10/2007
10.57*	Second Amendment to the Phelps Dodge Corporation Supplemental Savings Plan, dated as of March 16, 2007.	10-Q	001-11307-01	05/10/2007
10.58*	Third Amendment to the Phelps Dodge Corporation Supplemental Savings Plan, dated as of November 14, 2007.	10-Q	001-11307-01	05/12/2008
10.59*	FCX Amended and Restated 2006 Stock Incentive Plan.	8-K	001-11307-01	07/13/2007
10.60*	FCX Performance Incentive Awards Program, as amended effective December 4, 2007.	10-K	001-11307-01	02/29/2008
10.61*	Form of Notice of Grant of Nonqualified Stock Options for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.	10-K	001-11307-01	02/29/2008
10.62*	Form of Restricted Stock Unit Agreement for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.	10-K	001-11307-01	02/29/2008
10.63*	Form of Performance-Based Restricted Stock Unit Agreement for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.	10-K	001-11307-01	02/29/2008

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
			10-K	001-11307-01	02/29/2008
10.66*	Form of Amendment to the ELIP Split Dollar Life Insurance Agreement (Endorsement Method) adopted by Phelps Dodge Corporation and entered into by and between Phelps Dodge and certain of its executives.		10-Q	001-11307-01	05/10/2007
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
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