Form 10-Q
period 2008-09-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2008-11-10
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Large accelerated filer ☑                                                              Accelerated filer ÿ☐                                   Non-accelerated filer  ☐                                       Smaller reporting company ÿ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ÿ ☐ Yes ☑ No

On October 31, 2008, there were issued and outstanding 377,652,970 shares of the registrant’s Common Stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

FREEPORT-McMoRan COPPER & GOLD INC.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2008	2007
	(In Millions)

ASSETS
Current assets:
Cash and cash equivalents	$1,202	$1,626
Trade accounts receivable	1,236	1,099
Other accounts receivable	427	196
Product inventories and materials and supplies, net	2,520	2,178
Mill and leach stockpiles	910	707
Other current assets	153	97
Total current assets	6,448	5,903
Property, plant, equipment and development costs, net	26,482	25,715
Goodwill	6,048	6,105
Long-term mill and leach stockpiles	1,260	1,106
Trust assets	549	606
Intangible assets, net	447	472
Other assets	772	754
Total assets	$42,006	$40,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,739	$2,345
Current portion of reclamation and environmental liabilities	282	263
Accrued income taxes	261	420
Dividends payable	235	212
Current portion of long-term debt and short-term borrowings	23	31
Copper price protection program	–	598
Total current liabilities	3,540	3,869
Long-term debt, less current portion:
Senior notes	6,885	6,928
Project financing, equipment loans and other	301	252
Total long-term debt, less current portion	7,186	7,180
Deferred income taxes	6,757	7,300
Reclamation and environmental liabilities, less current portion	1,974	1,733
Other liabilities	1,093	1,106
Total liabilities	20,550	21,188
Minority interests in consolidated subsidiaries	1,429	1,239
Stockholders’ equity:
5½% Convertible Perpetual Preferred Stock	1,100	1,100
6¾% Mandatory Convertible Preferred Stock	2,875	2,875
Common stock	50	50
Capital in excess of par value	13,697	13,407
Retained earnings	5,666	3,601
Accumulated other comprehensive income	41	42
Common stock held in treasury	(3,402)	(2,841)
Total stockholders’ equity	20,027	18,234
Total liabilities and stockholders’ equity	$42,006	$40,661

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Millions, Except Per Share Amounts)

Revenues	$4,616	$5,066	$15,729	$12,755
Cost of sales:
Production and delivery	2,874	2,662	8,316	6,105
Depreciation, depletion and amortization	442	356	1,322	846
Total cost of sales	3,316	3,018	9,638	6,951
Selling, general and administrative expenses	90	131	300	314
Exploration and research expenses	77	40	209	87
Total costs and expenses	3,483	3,189	10,147	7,352
Operating income	1,133	1,877	5,582	5,403
Interest expense, net	(139)	(155)	(444)	(386)
Losses on early extinguishment of debt	–	(36)	(6)	(171)
Gains on sales of assets	–	47	13	85
Other income and expense, net	(14)	48	(3)	110
Income from continuing operations before income
taxes, minority interests and equity in affiliated
companies’ net earnings	980	1,781	5,142	5,041
Provision for income taxes	(240)	(653)	(1,627)	(1,875)
Minority interests in net income of consolidated
subsidiaries	(155)	(307)	(748)	(728)
Equity in affiliated companies’ net earnings	2	5	16	17
Income from continuing operations	587	826	2,783	2,455
Income from discontinued operations, net of taxes	–	12	–	44
Net income	587	838	2,783	2,499
Preferred dividends	(64)	(63)	(191)	(144)
Net income applicable to common stock	$523	$775	$2,592	$2,355

Basic net income per share of common stock:
Continuing operations	$1.37	$2.00	$6.78	$7.06
Discontinued operations	–	0.03	–	0.13
Basic net income per share of common stock	$1.37	$2.03	$6.78	$7.19

Diluted net income per share of common stock:
Continuing operations	$1.31	$1.85	$6.20	$6.46
Discontinued operations	–	0.02	–	0.12
Diluted net income per share of common stock	$1.31	$1.87	$6.20	$6.58

Average common shares outstanding:
Basic	382	382	383	327
Diluted	447	447	449	380

Dividends declared per share of common stock	$0.50	$0.3125	$1.375	$0.9375

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(In Millions)
Cash flow from operating activities:
Net income	$2,783	$2,499
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	1,322	864
Minority interests in net income of consolidated subsidiaries	748	738
Stock-based compensation	113	115
Charges for reclamation and environmental liabilities, including accretion	141	22
Unrealized losses on copper price protection program	–	212
Losses on early extinguishment of debt	6	171
Gain on sales of assets	(13)	(85)
Deferred income taxes	(347)	(279)
Increase in long-term mill and leach stockpiles	(154)	(23)
Increase in other long-term liabilities	78	64
Other, net	24	1
(Increases) decreases in working capital, excluding amounts
acquired from Phelps Dodge:
Accounts receivable	(198)	(299)
Inventories	(558)	358
Other current assets	(58)	–
Accounts payable and accrued liabilities	(152)	427
Accrued income taxes	(424)	215
Settlement of reclamation and environmental liabilities	(142)	(73)
Net cash provided by operating activities	3,169	4,927

Cash flow from investing activities:
North America capital expenditures	(648)	(601)
South America capital expenditures	(229)	(65)
Indonesia capital expenditures	(332)	(273)
Africa capital expenditures	(699)	(151)
Other capital expenditures	(21)	(48)
Acquisition of Phelps Dodge, net of cash acquired	(1)	(13,907)
Proceeds from the sale of assets and other, net	59	79
Net cash used in investing activities	(1,871)	(14,966)

Cash flow from financing activities:
Proceeds from term loans under bank credit facility	–	12,450
Repayments of term loans under bank credit facility	–	(10,900)
Net proceeds from sales of senior notes	–	5,880
Net proceeds from sale of common stock	–	2,816
Net proceeds from sale of 6¾% Mandatory Convertible Preferred Stock	–	2,803
Proceeds from other debt	183	412
Repayments of other debt	(198)	(752)
Purchases of FCX common stock	(500)	–
Cash dividends paid:
Common stock	(504)	(301)
Preferred stock	(191)	(112)
Minority interests	(714)	(440)
Net proceeds from (payments for) exercised stock options	22	(15)
Excess tax benefit from exercised stock options	25	9
Bank credit facilities fees and other, net	155	(250)
Net cash (used in) provided by financing activities	(1,722)	11,600

Cash included with assets held for sale	–	(91)

Net (decrease) increase in cash and cash equivalents	(424)	1,470
Cash and cash equivalents at beginning of year	1,626	907
Cash and cash equivalents at end of period	$1,202	$2,377

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Convertible Perpetual		Mandatory Convertible						Accumulated	Common Stock
	Preferred Stock		Preferred Stock		Common Stock				Other	Held in Treasury
	Number		Number		Number		Capital in		Compre-	Number
	of	At Par	of	At Par	of	At Par	Excess of	Retained	hensive	of	At	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Par Value	Earnings	Income	Shares	Cost	Equity
	(In Millions)
Balance at December 31, 2007	1	$1,100	29	$2,875	497	$50	$13,407	$3,601	$42	114	$(2,841)	$18,234
Exercised stock options, issued
restricted stock and other	–	–	–	–	2	–	208	–	–	–	–	208
Stock-based compensation costs	–	–	–	–	–	–	73	–	–	–	–	73
Tax benefit for stock option
exercises and restricted stock	–	–	–	–	–	–	9	–	–	–	–	9
Tender of shares for exercised
stock options and restricted
stock	–	–	–	–	–	–	–	–	–	1	(61)	(61)
Shares purchased	–	–	–	–	–	–	–	–	–	6	(500)	(500)
Dividends on common stock	–	–	–	–	–	–	–	(527)	–	–	–	(527)
Dividends on preferred stock	–	–	–	–	–	–	–	(191)	–	–	–	(191)
Comprehensive income:
Net income	–	–	–	–	–	–	–	2,783	–	–	–	2,783
Other comprehensive income,
net of taxes:
Unrealized losses on
securities	–	–	–	–	–	–	–	–	(7)	–	–	(7)
Translation adjustments	–	–	–	–	–	–	–	–	2	–	–	2
Defined benefit plans:
Amortization of
unrecognized amounts	–	–	–	–	–	–	–	–	4	–	–	4
Other comprehensive loss	–	–	–	–	–	–	–	–	(1)	–	–	(1)
Total comprehensive income	–	–	–	–	–	–	–	–	–	–	–	2,782
Balance at September 30, 2008	1	$1,100	29	$2,875	499	$50	$13,697	$5,666	$41	121	$(3,402)	$20,027

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Copper & Gold Inc.’s (FCX) consolidated financial statements and notes contained in its 2007 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. With the exception of certain adjustments associated with the acquisition of Phelps Dodge Corporation (Phelps Dodge), all such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month and nine-month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

As further discussed in Note 2, on March 19, 2007, FCX acquired Phelps Dodge. The nine months ended September 30, 2007, financial results include Phelps Dodge’s results beginning March 20, 2007. Additionally, Phelps Dodge had an international wire and cable business, Phelps Dodge International Corporation (PDIC), which FCX sold on October 31, 2007. As a result of the sale, FCX’s three-month and nine-month periods ended September 30, 2007, report PDIC as discontinued operations in the consolidated statements of income (see Note 3).

Recent Events.  During September and October 2008, global economic conditions weakened and markets experienced a sharp decline in commodity prices. Copper prices fell from $3.98 per pound at June 30, 2008, to $2.91 per pound at September 30, 2008, and further to $1.81 per pound at October 31, 2008.

In connection with the March 2007 acquisition of Phelps Dodge (refer to Note 2), acquired inventories, including mill and leach stockpiles, were recorded at fair value based on market prices and the outlook for future prices at the acquisition date. As a result of declines in copper prices and increased input costs, FCX recorded charges to operating income for lower-of-cost or market (LCM) inventory adjustments at certain of its North America copper mines in third-quarter 2008 (refer to Note 6). Subsequent to September 30, 2008, copper prices have further declined, and if current weak economic conditions continue, additional charges for LCM inventory adjustments are likely to be recorded in fourth-quarter 2008.

Additionally, during fourth-quarter 2008, FCX will undertake a review to assess other long-lived asset carrying values, including goodwill associated with the acquisition of Phelps Dodge. FCX’s impairment test for goodwill requires it to make several assumptions in determining the fair value of reporting units to which it has allocated goodwill, including near and long-term metal price assumptions (primarily for copper and molybdenum); estimates of commodity-based input costs such as energy, labor and sulfuric acid; proven and probable reserve estimates, including any costs to develop the reserves and the timing of producing the reserves; and the use of appropriate current discount rates. If current weak economic conditions continue, FCX may be required to record significant impairments of goodwill in fourth-quarter 2008.

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

In accordance with the purchase method of accounting, the purchase price paid was determined at the date of the public announcement of the transaction and was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the closing date of March 19, 2007. In valuing acquired assets and assumed liabilities, fair values were based on, but were not limited to: quoted market prices, where available; the intent of FCX with respect to whether the assets purchased were to be held, sold or abandoned; expected future cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount rates and growth rates. A decline in copper or molybdenum prices from those used to estimate the fair values of the acquired assets could result in impairment to the carrying amounts assigned to inventories; mill and leach stockpiles; property, plant and equipment; and goodwill. At the date of acquisition of Phelps Dodge, price projections used to value the assets acquired ranged from near-term prices of $2.98 per pound for copper and $26.20 per pound for molybdenum to long-term average prices of $1.20 per pound for copper and $8.00 per pound for molybdenum.

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

	Historical
		Phelps	Pro Forma	Pro Forma
Nine months ended September 30, 2007	FCX	Dodge[a]	Adjustments	Consolidated
Revenues	$12,755	$2,294	$90	$15,139	[b]
Operating income	$5,403	$793	$(131)	$6,065	[b,c]
Income from continuing operations before
income taxes, minority interests and equity
in affiliated companies’ net earnings	$5,041	$836	$(271)	$5,606	[b,c,d,e]
Net income from continuing operations
applicable to common stock	$2,311	$493	$(224)	$2,580	[b,c,d,e]
Diluted net income per share of common
stock from continuing operations	$6.46	N/A	N/A	$6.20	[b,c,d,e]
Diluted weighted-average shares of
common stock outstanding	380	N/A	N/A	447	[f]

a.
Represents the results of Phelps Dodge’s operations from January 1, 2007, through March 19, 2007. Beginning March 20, 2007, the results of Phelps Dodge’s operations are included in FCX’s consolidated financial statements.

Additionally, for comparative purposes, the historical Phelps Dodge financial information for the nine months ended September 30, 2007, represents results from continuing operations, and therefore, excludes the results of PDIC (i.e., discontinued operations).

b.
Includes charges to revenues for mark-to-market accounting adjustments on the copper price protection program totaling $232 million ($142 million to net income or $0.32 per share). Also includes pro forma credits for amortization of acquired intangible liabilities totaling $90 million ($55 million to net income or $0.12 per share).

c.
Includes charges associated with the impacts of the increases in the carrying values of acquired metal inventories (including mill and leach stockpiles) and property, plant and equipment, and also includes the amortization of intangible assets and liabilities resulting from the acquisition totaling $1.4 billion ($831 million to net income or $1.86 per share).

d.	Excludes net losses on early extinguishment of debt totaling $88 million ($69 million to net income or $0.15 per share) for financing transactions related to the acquisition of Phelps Dodge.

e.
Includes interest expense from the debt issued in connection with the acquisition of Phelps Dodge totaling $469 million ($366 million to net income or $0.82 per share). Also includes accretion on the fair value of environmental liabilities resulting from the acquisition totaling $72 million ($44 million to net income or $0.10 per share).

f.	Estimated pro forma diluted weighted-average shares of common stock outstanding for the nine months ended September 30, 2007, follow (in millions):

Average number of basic shares of FCX common stock
outstanding prior to the acquisition of Phelps Dodge	198
Shares of FCX common stock issued in the acquisition	137
Sale of shares of FCX common stock	47
Assumed conversion of Mandatory Convertible Preferred Stock	39
Assumed conversion of other dilutive securities	26
Pro forma weighted-average shares of FCX common stock outstanding	447

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

As a result of the sale, the operating results of PDIC have been removed from continuing operations in the consolidated statements of income. Selected financial information related to discontinued operations for the three months ended September 30, 2007, and for the period March 20, 2007 through September 30, 2007, follows (in millions):

	Three Months	March 20, 2007
	Ended	Through
	September 30,	September 30,
	2007	2007
Revenues	$376	$797
Operating income	18	70
Provision for income taxes	5	20
Income from discontinued operations	12	44

4.	PENSION AND POSTRETIREMENT BENEFITS

The components of net periodic benefit cost for pension and postretirement benefits for the three-month and nine-month periods ended September 30, 2008 and 2007 (nine months ended September 30, 2007 includes Phelps Dodge’s plans for the period March 20, 2007, through September 30, 2007) follow (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$9	$9	$27	$20
Interest cost	27	25	81	56
Expected return on plan assets	(31)	(31)	(95)	(67)
Amortization of prior service cost	1	2	4	4
Amortization of net actuarial loss	–	–	1	1
Net periodic benefit cost	$6	$5	$18	$14

The increase in service and interest costs and the expected return on plan assets for the nine months ended September 30, 2008, resulted primarily from the impact of the Phelps Dodge plans for the full nine months in 2008.

5.	EARNINGS PER SHARE
FCX’s basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average shares of common stock outstanding during the period. The following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share for the three-month and nine-month periods ended September 30, 2008 and 2007 (in millions, except per share amounts):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008		2007	2008	2007
Income from continuing operations	$587		$826	$2,783	$2,455
Preferred dividends	(64)		(63)	(191)	(144)
Income from continuing operations applicable
to common stock	523		763	2,592	2,311
Plus income impact of assumed conversion of:
6¾% Mandatory Convertible Preferred Stock	49		48	146	99
5½% Convertible Perpetual Preferred Stock	15		15	45	45
Diluted net income from continuing operations
applicable to common stock	587		826	2,783	2,455
Income from discontinued operations	–		12	–	44
Diluted net income applicable to common stock	$587		$838	$2,783	$2,499

Weighted-average shares of common stock outstanding:	382		382	383	327
Add stock issuable upon conversion, exercise or
vesting of:
6¾% Mandatory Convertible Preferred Stock[a]	39		39	39	27
5½% Convertible Perpetual Preferred Stock	24		23	24	23
Dilutive stock options	1	[b]	2	2	2
Restricted stock	1		1	1	1
Weighted-average shares of common stock outstanding
for purposes of calculating diluted net income per share	447		447	449	380

Diluted net income per share of common stock:
Continuing operations	$1.31		$1.85	$6.20	$6.46
Discontinued operations	–		0.02	–	0.12
Diluted net income per share of common stock	$1.31		$1.87	$6.20	$6.58

a.
Preferred stock will automatically convert on May 10, 2010, into between approximately 39 million to 47 million shares of FCX common stock at a conversion rate that will be determined based on FCX’s common stock price or other certain events. Prior to May 10, 2010, holders may convert at a conversion rate of 1.3605 or approximately 39 million shares.

b.	Potential additional shares of common stock of approximately 1 million were anti-dilutive in the three months ended September 30, 2008.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. FCX’s convertible instruments are also excluded when including the conversion of these instruments increases reported diluted net income per share. Excluded amounts were approximately 299,000 stock options with a weighted-average exercise price of $113.44 for third-quarter 2008 and approximately 150,000 stock options with a weighted-average exercise price of $113.23 for the nine months ended September 30, 2008. No stock options were excluded for third-quarter 2007, and approximately 389,000 stock options with a weighted-average exercise price of $65.96 were excluded for the nine months ended September 30, 2007.

6.	INVENTORIES, AND MILL AND LEACH STOCKPILES
The components of inventories follow (in millions):

	September 30,	December 31,
	2008	2007
Mining Operations:
Raw materials	$1	$1
Work-in-process	148	71
Finished goods[a]	919	898
Atlantic Copper:
Raw materials (concentrates)	184	164
Work-in-process	123	220
Finished goods	7	6
Total product inventories	1,382	1,360
Total materials and supplies, net[b]	1,138	818
Total inventories	$2,520	$2,178

a.	Primarily includes copper concentrates, anodes, cathodes and rod, and molybdenum.

b.	Materials and supplies inventory is net of obsolescence reserves totaling $18 million at September 30, 2008, and $16 million at December 31, 2007.

The following is a detail of mill and leach stockpiles (in millions):

	September 30,	December 31,
	2008	2007
Current:
Mill stockpiles	$2	$6
Leach stockpiles	908	701
Total current mill and leach stockpiles	$910	$707

Long-term[a]:
Mill stockpiles	$332	$248
Leach stockpiles	928	858
Total long-term mill and leach stockpiles	$1,260	$1,106

a.	Metals in stockpiles not expected to be recovered within the next 12 months.

FCX recorded charges for lower-of-cost or market inventory adjustments primarily at FCX’s Tyrone copper mine of $16 million ($11 million to net income or $0.02 per share) in third-quarter 2008 and $22 million ($14 million to net income or $0.03 per share) for the nine months ended September 30, 2008.

7.	INCOME TAXES
FCX’s third-quarter 2008 income tax provision from continuing operations resulted from taxes on international operations ($268 million), partially offset by a benefit on U.S. operations ($28 million). Because of the recent decline in copper prices and changes in PT Freeport Indonesia’s sales projections, FCX’s projected consolidated annual tax rate for 2008 has decreased from approximately 34 percent to approximately 32 percent. FCX’s third-quarter 2008 effective tax rate of approximately 24 percent reflects the cumulative impact of this reduced annual tax rate.

FCX’s income tax provision for the first nine months of 2008 resulted from taxes on international operations ($1.4 billion) and U.S. operations ($234 million). The difference between FCX’s consolidated effective income tax rate of approximately 32 percent for the first nine months of 2008 and the U.S. federal statutory rate of 35 percent primarily was attributable to a U.S. benefit for percentage depletion, partially offset by withholding taxes and incremental U.S. income tax accrued on foreign earnings.

FCX’s third-quarter 2007 income tax provision from continuing operations resulted from taxes on international operations ($584 million) and U.S. operations ($69 million). FCX’s income tax provision from continuing operations for the first nine months of 2007 resulted from taxes on international operations ($1.7 billion) and U.S. operations ($161 million). The difference between FCX’s consolidated effective income tax rate of approximately 37 percent for the first nine months of 2007 and the U.S. federal statutory rate of 35 percent primarily was attributable to withholding taxes related to earnings from Indonesia and South America operations and a U.S. foreign tax credit limitation, partly offset by a U.S. benefit for percentage depletion.

8.	INTEREST COSTS
Capitalized interest totaled $35 million in third-quarter 2008, $51 million in third-quarter 2007, $90 million for the first nine months of 2008 and $108 million for the first nine months of 2007.

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
FCX has organized its operations into four primary operating divisions – North America copper mines, South America copper mines, Indonesia and Molybdenum. Notwithstanding this structure, FCX internally reports information on a mine-by-mine basis. Therefore, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” FCX concluded that its operating segments include individual mines. Operating segments that meet SFAS No. 131 thresholds are reportable segments. During third-quarter 2008, FCX revised its presentation of the operating divisions to better reflect management’s view of the consolidated FCX operations, but did not change its reportable segments. Accordingly, FCX has revised its segment disclosures for the three-month and nine-month periods ended September 30, 2007, to conform with the current period presentation. Further discussion of the reportable segments included in FCX’s primary operating divisions, as well as FCX’s other reportable segments – Rod & Refining and Atlantic Copper Smelting & Refining – follows.

North America Copper Mines.  FCX has six operating copper mines in North America – Morenci, Bagdad, Sierrita and Safford in Arizona and Chino and Tyrone in New Mexico. These operations include open-pit mining, sulfide ore concentrating, leaching, solution extraction and electrowinning (SX/EW). The North America mines division includes the Morenci copper mine as a reportable segment.

Morenci. The Morenci open-pit mine, located in southeastern Arizona, primarily produces copper cathodes and copper concentrates. In addition to copper, the Morenci mine produces a small amount of molybdenum concentrates as a by-product. FCX owns an 85 percent undivided interest in Morenci through an unincorporated joint venture.

Other Mines. Other mines include FCX’s other operating southwestern U.S. copper mines – Bagdad, Sierrita, Safford, Chino and Tyrone. In addition to copper, the Bagdad, Sierrita and Chino mines produce molybdenum, gold and silver as by-products.

South America Copper Mines.  FCX has four operating copper mines in South America – Cerro Verde in Peru, and Candelaria, Ojos del Salado and El Abra in Chile. These operations include open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. The South America mines division includes the Cerro Verde copper mine as a reportable segment.

Cerro Verde. The Cerro Verde open-pit copper mine, located near Arequipa, Peru, produces copper cathodes and copper concentrates. In addition to copper, the Cerro Verde mine produces molybdenum concentrates as a by-product. FCX owns a 53.56 percent interest in Cerro Verde.

Other Mines. Other mines include FCX’s Chilean copper mines – Candelaria, Ojos del Salado and El Abra – which include open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. In addition to copper, the Candelaria and Ojos del Salado mines produce gold and silver as by-products. FCX owns an 80 percent interest in both the Candelaria and Ojos del Salado mines, and owns a 51 percent interest in the El Abra mine.

Indonesia.  Indonesia mining includes PT Freeport Indonesia’s Grasberg copper and gold mining operations. FCX owns 90.64 percent of PT Freeport Indonesia, including 9.36 percent owned through PT Indocopper Investama. In 1996, FCX established an unincorporated joint venture with Rio Tinto, which covers PT Freeport Indonesia’s mining operations in Block A and gives Rio Tinto, through 2021, a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver. After 2021, Rio Tinto will have a 40 percent interest in all production from Block A.

Molybdenum.  The Molybdenum segment includes FCX’s wholly owned Henderson molybdenum mine in Colorado and related conversion facilities. The Henderson underground mine produces high-purity, chemical-grade molybdenum concentrates, which are typically further processed into value-added molybdenum chemical products. This segment is an integrated producer of molybdenum, with mining, roasting and processing facilities that produce high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products, which are sold to customers around the world. This segment also includes a sales company that purchases and sells molybdenum from the Henderson mine as well as from FCX’s North America and South America copper mines that produce molybdenum as a by-product. In addition, at times this segment roasts and/or processes material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to FCX’s facilities for processing into a product that is returned to the customer, who pays FCX for processing its material into the specified products.

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

Atlantic Copper Smelting & Refining.  Atlantic Copper, S.A. (Atlantic Copper), FCX’s wholly owned smelting unit in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes.

Intersegment Sales. Intersegment sales by the North America, South America and Indonesia mines are based on similar arms-length transactions with third parties at the time of the sale. Intersegment sales of any individual mine may not be reflective of the actual prices ultimately realized because of a variety of factors, including additional processing, timing of sales to unaffiliated customers and transportation premiums.

Allocations. FCX allocates certain operating costs, expenses and capital to the operating divisions and individual segments. However, not all costs and expenses applicable to a mine or operation are allocated. All federal and state income taxes are recorded and managed at the corporate level with the exception of foreign income taxes, which are generally recorded and managed at the applicable mine or operation. In addition, most exploration and research activities are managed at the corporate level, and those costs are not allocated to the operating divisions or segments. Accordingly, the following segment information reflects management determinations that may not be indicative of what the actual financial performance of each operating division or segment would be if it was an independent entity.

Business Segments

(In Millions)	North America Copper Mines			South America Copper Mines			Indonesia
											Atlantic	Corporate,
											Copper	Other &
		Other		Cerro	Other				Molyb-	Rod &	Smelting	Elimi-	FCX
Third-Quarter 2008	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		denum	Refining	& Refining	nations	Total
Revenues:
Unaffiliated customers[b]	$86	$97	$183	$315	$578	$893	$754	[a]	$683	$1,477	$625	$1	$4,616
Intersegment	425	794	1,219	94	21	115	48		–	8	–	(1,390)	–
Production and delivery[b]	347	500	847	161	336	497	470		417	1,478	611	(1,446)	2,874
Depreciation, depletion and amortization[b]	81	113	194	42	81	123	52		52	2	9	10	442
Selling, general and administrative expenses	–	–	–	–	–	–	20		3	–	4	63	90
Exploration and research expenses	–	–	–	–	–	–	–		–	–	–	77	77
Operating income (loss)[b]	83	278	361	206	182	388	260		211	5	1	(93)	1,133

Interest expense, net	1	3	4	–	4	4	(1)		–	1	3	128	139
Provision for income taxes	–	–	–	56	53	109	114		–	–	–	17	240
Goodwill at September 30, 2008	1,912	2,299	4,211	763	366	1,129	–		703	–	–	5	6,048
Total assets at September 30, 2008	7,130	12,222	19,352	4,933	4,350	9,283	4,121		4,181	493	856	3,720	42,006
Capital expenditures	85	110	195	26	37	63	109		60	2	7	330	766

Third-Quarter 2007
Revenues:
Unaffiliated customers	145	113	258	555	724	1,279	570	[a]	519	1,725	688	27	5,066
Intersegment	544	724	1,268	66	23	89	267		–	11	–	(1,635)	–
Production and delivery[b]	379	408	787	199	256	455	351		380	1,726	674	(1,711)	2,662
Depreciation, depletion and amortization[b]	92	86	178	41	53	94	43		22	3	8	8	356
Selling, general and administrative expenses	–	–	–	–	–	–	44		4	–	5	78	131
Exploration and research expenses	–	–	–	–	–	–	–		1	–	–	39	40
Operating income (loss)[b]	218	343	561	381	438	819	399		112	7	1	(22)	1,877

Interest expense, net	–	–	–	3	–	3	3		–	2	6	141	155
Provision for income taxes	–	–	–	121	143	264	254		–	–	–	135	653
Total assets at September 30, 2007	4,804	8,795	13,599	4,660	4,546	9,206	3,968		1,944	640	1,104	10,928 [c]	41,389
Capital expenditures	81	153	234	13	16	29	98		8	2	10	85	466

a.	Includes PT Freeport Indonesia’s sales to PT Smelting totaling $376 million in third-quarter 2008 and $353 million in third-quarter 2007.

b.
The following tables summarize the impact of purchase accounting fair value adjustments on operating income (loss) primarily associated with the impacts of the increases in the carrying values of Phelps Dodge’s metals inventories (including mill and leach stockpiles) and property, plant and equipment:

Third-Quarter 2008
Revenues	$–	$–	$–	$3	$–	$3	N/A	$–	$–	N/A	$–	$3
Production and delivery	(4)	(8)	(12)	(1)	(7)	(8)	N/A	(6)	–	N/A	(2)	(28)
Depreciation, depletion and amortization	(58)	(69)	(127)	(22)	(53)	(75)	N/A	(38)	–	N/A	2	(238)
Reduction of operating income	$(62)	$(77)	$(139)	$(20)	$(60)	$(80)	N/A	$(44)	$–	N/A	$–	$(263)

Third-Quarter 2007
Production and delivery	$(112)	$(49)	$(161)	$(42)	$(34)	$(76)	N/A	$(40)	$–	N/A	$(13)	$(290)
Depreciation, depletion and amortization	(58)	(48)	(106)	(21)	(19)	(40)	N/A	(9)	–	N/A	–	(155)
Reduction of operating income	$(170)	$(97)	$(267)	$(63)	$(53)	$(116)	N/A	$(49)	$–	N/A	$(13)	$(445)

c.	Includes preliminary goodwill of $6.3 billion, which had not been allocated to reporting units, and also includes assets of $1.2 billion associated with discontinued operations (see Note 3).

Business Segments (continued)

(In Millions)	North America Copper Mines			South America Copper Mines			Indonesia
											Atlantic	Corporate,
											Copper	Other &
		Other		Cerro	Other				Molyb-	Rod &	Smelting	Elimi-	FCX
Nine Months Ended September 30, 2008	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		denum	Refining	& Refining	nations	Total
Revenues:
Unaffiliated customers[b]	$343	$314	$657	$1,572	$2,078	$3,650	$2,452	[a]	$2,117	$4,832	$2,014	$7	$15,729
Intersegment	1,391	2,421	3,812	275	118	393	418		–	24	–	(4,647)	–
Production and delivery[b]	929	1,287	2,216	530	861	1,391	1,308		1,298	4,831	1,960	(4,688)	8,316
Depreciation, depletion and amortization[b]	242	323	565	131	249	380	145		160	5	27	40	1,322
Selling, general and administrative expenses	–	–	–	–	–	–	104		14	–	18	164	300
Exploration and research expenses	–	–	–	–	–	–	–		1	–	–	208	209
Operating income (loss)[b]	563	1,125	1,688	1,186	1,086	2,272	1,313		644	20	9	(364)	5,582

Interest expense, net	2	8	10	2	2	4	2		–	3	9	416	444
Provision for income taxes	–	–	–	383	334	717	558		–	–	–	352	1,627
Capital expenditures	244	254	498	88	141	229	332		104	6	19	741	1,929

Nine Months Ended September 30, 2007
Revenues:
Unaffiliated customers	181	141	322	861	1,658	2,519	3,317	[a]	1,034	3,757	1,761	45	12,755
Intersegment	1,080	1,433	2,513	333	17	350	991		–	24	–	(3,878)	–
Production and delivery[b]	720	832	1,552	343	531	874	1,064		838	3,757	1,709	(3,689)	6,105
Depreciation, depletion and amortization[b]	166	162	328	85	173	258	158		47	6	27	22	846
Selling, general and administrative expenses	–	–	–	–	–	–	133		9	–	15	157	314
Exploration and research expenses	–	–	–	–	–	–	–		1	–	–	86	87
Operating income (loss)[b]	375	580	955	766	971	1,737	2,953		139	18	10	(409)	5,403

Interest expense, net	–	–	–	7	(1)	6	10		–	3	20	347	386
Provision for income taxes	–	–	–	266	318	584	1,275		–	–	–	16	1,875
Capital expenditures	156	413	569	31	34	65	273		21	4	31	175	1,138

a.	Includes PT Freeport Indonesia’s sales to PT Smelting totaling $1.2 billion in the first nine months of 2008 and $1.6 billion in the first nine months of 2007.

b.
The following tables summarize the impact of purchase accounting fair value adjustments on operating income (loss) primarily associated with the impacts of the increases in the carrying values of Phelps Dodge’s metals inventories (including mill and leach stockpiles) and property, plant and equipment:

Nine Months Ended September 30, 2008
Revenues	$–	$–	$–	$8	$1	$9	N/A	$(3)	$–	N/A	$–	$6
Production and delivery	(33)	(6)	(39)	(5)	(26)	(31)	N/A	(18)	–	N/A	(24)	(112)
Depreciation, depletion and amortization	(155)	(193)	(348)	(66)	(150)	(216)	N/A	(118)	–	N/A	7	(675)
Reduction of operating income	$(188)	$(199)	$(387)	$(63)	$(175)	$(238)	N/A	$(139)	$–	N/A	$(17)	$(781)

Nine Months Ended September 30, 2007
Production and delivery	$(196)	$(123)	$(319)	$(62)	$(80)	$(142)	N/A	$(120)	$–	N/A	$(74)	$(655)
Depreciation, depletion and amortization	(121)	(96)	(217)	(42)	(89)	(131)	N/A	(21)	–	N/A	–	(369)
Reduction of operating income	$(317)	$(219)	$(536)	$(104)	$(169)	$(273)	N/A	$(141)	$–	N/A	$(74)	$(1,024)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of September 30, 2008, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007, the consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007, and the consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2008. These financial statements are the responsibility of the Company’s management.

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
November 4, 2008

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

COMPANY OVERVIEW

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries, including, except as otherwise stated, Phelps Dodge Corporation (Phelps Dodge) and its subsidiaries, which we acquired on March 19, 2007. You should read this discussion in conjunction with our financial statements, the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of our “Business and Properties” in our Form 10-K for the year ended December 31, 2007, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results. In particular, the financial results included for the first nine months of 2007 include the operations of Phelps Dodge only since March 20, 2007, not the full nine-month period because of the accounting treatment for the acquisition. References to “Notes” are Notes included in our “Notes to Consolidated Financial Statements.” Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, all references to earnings or losses per share are on a diluted basis, unless otherwise noted.

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

In North America, we have six operating copper mines – Morenci, Bagdad, Sierrita and Safford in Arizona and Chino and Tyrone in New Mexico. All of these mining operations are wholly owned, except for Morenci. We have an 85 percent undivided interest in Morenci, an unincorporated joint venture.

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

Our Molybdenum operations include our wholly owned Henderson mine in Colorado, and also includes our wholly owned Climax mine in Colorado, which has been on care-and-maintenance status since 1995.  On November 10, 2008, we announced the suspension of construction activities associated with the restart of the Climax molybdenum mine (refer to “Development Projects” for further discussion).

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

Phelps Dodge also had an international manufacturing division, Phelps Dodge International Corporation (PDIC), which manufactured engineered wire and cable products principally for the global energy sector. On October 31, 2007, we sold PDIC, and as a result, the operating results of PDIC have been reported as discontinued operations in the consolidated statements of income.

RECENT EVENTS

Since completion of the Phelps Dodge acquisition in March 2007, our business strategy has been focused on defining the potential of our resources and developing expansion and growth plans to deliver additional volumes to a growing marketplace. Following the achievement of $10 billion in debt reduction during 2007, our financial policy was designed to use our cash flows to invest in growth projects with high rates of return and return excess cash flows to shareholders in the form of dividends and share purchases.

In response to the dramatic shift in global economic conditions that occurred in September and October 2008, we are revising our near-term business strategy. The sudden downturn in global economic and credit conditions and accompanying financial market turmoil has resulted in a sharp decline in commodity prices. Copper prices fell from $3.98 per pound at June 30, 2008, to $2.91 per pound at September 30, 2008, and further to $1.82 per pound at November 10, 2008. While our long-term strategy of developing our resources to their full potential remains in place, the severity of the decline in prices and the present economic and credit environment will limit our ability to invest in growth projects and require us to make adjustments to our near-term plans.

While we view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy, we are responding aggressively to the sudden downturn and uncertain near-term outlook. Operating plans are being revised to target reductions in costs, defer or eliminate capital projects, defer exploration expenditures and potentially curtail production at high-cost operations. Our near-term strategy will be designed to protect liquidity while preserving our large mineral resources and growth options for the longer term.

As an initial step, we announced in October 2008 a total of $500 million of capital cost reductions in 2008 and 2009, which included a decision to defer incremental expansion projects at Sierrita and Bagdad and the planned restart of the Miami mine. We are targeting additional capital cost reductions and will defer discretionary spending pending improvement in market conditions. Spending on projects in the early stages of planning and construction are being reviewed. On November 10, 2008, we announced plans to defer start-up of the Climax molybdenum mine, previously expected to restart in 2010.  We are also considering the timing of the development of the $450 million El Abra sulfide project. In addition, we are reducing equipment purchases which were previously planned to support expansion plans. Refer to “Development Projects” and “Capital Resources and Liquidity – Investing Activities” for further discussion.

We are preparing revised plans at each of our operations to establish lower operating and administrative costs, reflect lower commodity-based input costs and reduced capital spending budgets. Certain operations may be curtailed in response to market conditions and exploration spending will also be reduced. We expect to provide an update on our revised operating plans in December 2008.

We have a $1.5 billion revolving credit facility which matures in March 2012. At September 30, 2008, no amounts were drawn and availability totaled approximately $1.4 billion after considering outstanding letters of credit. We plan to use the facility from time to time for working capital and short term funding requirements but do not intend to use the facility for long-term funding items. We will continue to monitor the capital markets for additional long-term funding opportunities but under current conditions, such opportunities are costly and limited.

Additionally, in mid-September 2008, we suspended our share purchase program in response to financial market turmoil. The Board of Directors reviews our dividend, which is currently $2.00 per share on our common stock, and financial policy on an ongoing basis and will be considering the impact of the recent decline in commodity prices on our operating and financial plans.

COPPER, GOLD AND MOLYBDENUM MARKETS

The graphs below illustrate the movements in metals prices from 1992 through November 10, 2008. World prices for copper, gold and molybdenum have fluctuated significantly during this period. The London Metal Exchange (LME) copper price varied from a low of $0.60 per pound in 2001 to record highs above $4.00 per pound in July 2008, the London gold price fluctuated from a low of approximately $250 per ounce in 1999 to record highs above $1,000 per ounce in March 2008, and the Metals Week Molybdenum Dealer Oxide prices ranged from a low of $1.82 per pound in 1992 to a high of $40.00 per pound in 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2007.

Historical LME Copper Price

Through November 10, 2008

LME Copper Price
LME & COMEX Exchange Stocks*
000s of metric tons
Dollars per pound
1,600
1,400
1,200
1,000
800
600
400
200
0
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
1992
1994
1996
1998
2000
2002
2004
2006
2008

*  Excludes Shanghai stocks, producer, consumer and merchant stocks.

The graph above presents LME copper prices and reported stocks of copper at the LME and New York Mercantile Exchange and Commodity Exchange (COMEX) through November 10, 2008. During the period 2003 to 2006, global consumption exceeded production, evidenced by the decline in exchange warehouse inventories. During the last few years, combined LME and COMEX stocks remained at low levels and totaled approximately 208 thousand metric tons at September 30, 2008, which represented approximately four days of global consumption. Disruptions associated with strikes and other operational issues, combined with growing demand from China and other emerging economies resulted in low levels of inventory in 2006, 2007 and during the first nine months of 2008. The recent turmoil in the United States (U.S.) banking and financial markets and concerns about the global economy negatively impacted copper prices late in the third quarter of 2008. During third-quarter 2008, LME copper prices were volatile ranging from $2.91 per pound to $4.08 per pound, averaging $3.49 per pound and closing at $2.91 per pound on September 30, 2008. Subsequent to September 30, 2008, copper prices have been significantly impacted as a result of heightened financial market turmoil and demand related concerns. During October 2008, LME copper prices ranged from $1.67 per pound to $2.89 per pound, and closed at $1.82 per pound on November 10, 2008. Despite the significant decline in copper prices, global inventories remain at low levels and supply issues continue. While the near-term outlook is weak and uncertain, we believe the underlying fundamentals of the copper business remain positive supported by supply side constraints and the absence of significant new development projects. Future copper prices may continue to be volatile and are expected to be influenced by demand from China, economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper, production levels of mines and copper smelters and the level of direct participation by investors.

London Gold Prices

Through November 10, 2008

$1,050
$950
$850
$750
$650
$550
$450
$350
$250
Dollars per ounce
1992
1994
1996
1998
2000
2002
2004
2006
2008

The strengthening of the U.S. dollar in recent months resulted in lower gold prices. During third-quarter 2008 gold prices ranged from approximately $741 per ounce to $986 per ounce and averaged approximately $872 per ounce. The U.S. dollar continued to strengthen during October 2008, and on November 10, 2008, London gold prices closed at approximately $753 per ounce.

Metals Week Molybdenum Dealer Oxide Prices

Through November 10, 2008

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
1992
1994
1996
1998
2000
2002
2004
2006
2008

Molybdenum markets have been strong in recent years with growing demand and limited supply. During third-quarter 2008, molybdenum prices ranged from $32.25 per pound to $33.88 per pound and averaged $33.50 per pound. While molybdenum prices have been relatively stable during the first nine months of 2008, prices have declined recently as a result of the financial market turmoil and demand-related concerns. During October 2008, the Metals Week Molybdenum Dealer Oxide price ranged from $24.25 per pound to $31.40 per pound, and was $12.00 per pound on November 10, 2008.

CONSOLIDATED RESULTS and OUTLOOK

					Nine Months Ended
	Third-Quarter				September 30,
	2008		2007		2008		2007
Financial Data (in millions, except per share amounts)
Revenues	$4,616	[a,b]	$5,066	[a,c]	$15,729	[a,b]	$12,755	[a,c]
Operating income	1,133	[a,b,d,e]	1,877	[a,c,d]	5,582	[a,b,d,e]	5,403	[a,c,d]
Income from continuing operations applicable
to common stock[f]	523		763		2,592		2,311
Net income applicable to common stock[f]	523	[b,d,e]	775	[c,d,g]	2,592	[b,d,e,g]	2,355	[c,d,g]
Diluted net income per share of common stock[h]:
Continuing operations	$1.31		$1.85		$6.20		$6.46
Discontinued operations	–		0.02		–		0.12
Diluted net income per share of common stock	$1.31	[b,d,e]	$1.87	[c,d,g]	$6.20	[b,d,e,g]	$6.58	[c,d,g]
Diluted average common shares outstanding[h,i]	447		447		449		380

Operating Data - Sales from Mines, Excluding Sales
of Purchased Metal
Copper
Consolidated share (millions of recoverable pounds)	1,016		949		2,869		2,479
Average realized price per pound	$3.14		$3.53	[c]	$3.43		$3.43	[c]
Site production and delivery costs per pound[j]	$1.66		$1.31		$1.58		$1.21
Unit net cash costs per pound[j]	$1.29		$1.05		$1.21		$0.57
Gold
Consolidated share (thousands of recoverable ounces)	307		269		852		2,137
Average realized price per ounce	$869		$695		$897		$669
Molybdenum
Consolidated share (millions of recoverable pounds)	19		16		59		33
Average realized price per pound	$32.11		$27.89		$31.78		$26.22

a.
As discussed in Note 10, we have revised the presentation of our operating divisions to better reflect management’s view of the consolidated FCX operations, and have also reclassified amounts for the 2007 periods to conform with the current period presentation. Following is a summary of revenues and operating income by operating division for the third quarters and first nine months of 2008 and 2007 (in millions):

	Third-Quarter 2008		Third-Quarter 2007
		Operating		Operating
	Revenues	Income	Revenues	Income
North America copper mines	$1,402	$361	$1,526	$561
South America copper mines	1,008	388	1,368	819
Indonesia	802	260	837	399
Molybdenum	683	211	519	112
Rod & Refining	1,485	5	1,736	7
Atlantic Copper Smelting & Refining	625	1	688	1
Corporate, other & eliminations	(1,389)	(93)	(1,608)	(22)
Total FCX	$4,616	$1,133	$5,066	$1,877

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
		Operating		Operating
	Revenues	Income	Revenues	Income
North America copper mines	$4,469	$1,688	$2,835	$955
South America copper mines	4,043	2,272	2,869	1,737
Indonesia	2,870	1,313	4,308	2,953
Molybdenum	2,117	644	1,034	139
Rod & Refining	4,856	20	3,781	18
Atlantic Copper Smelting & Refining	2,014	9	1,761	10
Corporate, other & eliminations	(4,640)	(364)	(3,833)	(409)
Total FCX	$15,729	$5,582	$12,755	$5,403

b.
Includes charges totaling $66 million ($40 million to net income or $0.09 per share) in third-quarter 2008 and $35 million ($21 million to net income or $0.05 per share) for the first nine months of 2008 for unrealized losses on copper derivative contracts entered into with our U.S. copper rod customers, which will allow FCX to receive market prices in the month of shipment while the customer pays the fixed price they requested.

c.
Includes charges to revenues for mark-to-market accounting adjustments on the 2007 copper price protection program totaling $44 million ($26 million to net income or $0.06 per share) and a reduction in average realized copper prices of $0.04 per pound in third-quarter 2007, and $212 million ($129 million to net income or $0.34 per share) and a reduction in average realized copper prices of $0.08 per pound for the first nine months of 2007.

d.
Includes the impacts of purchase accounting fair value adjustments associated with the acquisition of Phelps Dodge, which are primarily because of increased carrying values of acquired property, plant and equipment and metal inventories, including mill and leach stockpiles, and also includes amounts for non-operating income and expense mostly related to accretion of the fair values of assumed environmental liabilities (determined on a discounted cash flow basis). These impacts totaled $293 million, $263 million to operating income and $30 million for non-operating income and expenses, ($183 million to net income or $0.41 per share) in third-quarter 2008 and $849 million, $781 million to operating income and $68 million for non-operating income and expenses, ($530 million to net income or $1.18 per share) for the first nine months of 2008.

The impact of purchase accounting fair value adjustments associated with the acquisition of Phelps Dodge totaled $449 million, $445 million to operating income and $4 million for non-operating income and expenses, ($279 million to net income or $0.62 per share) in third-quarter 2007 and $1.0 billion, $1.0 billion to operating income and $4 million for non-operating income and expenses, ($642 million to net income or $1.69 per share) for the first nine months of 2007.

(Refer to Note 10 for a summary of the impacts of purchase accounting fair value adjustments on our business segments for the three-month and nine-month periods ended September 30, 2008 and 2007.)

e.
Includes charges for lower-of-cost or market (LCM) inventory adjustments at certain of our North America copper mines totaling $16 million ($11 million to net income or $0.02 per share) in third-quarter 2008 and $22 million ($14 million to net income or $0.03 per share) for the first nine months of 2008.

f.	After preferred dividends.

g.
Includes net losses on early extinguishment of debt totaling $6 million ($5 million to net income or $0.01 per share) for the first nine months of 2008 associated with an open-market purchase of our 9.5% Senior Notes. The first nine months of 2008 also includes gains on the sales of assets totaling $13 million ($8 million to net income or $0.02 per share).

Net losses on early extinguishment of debt totaling $36 million ($31 million to net income or $0.07 per share) in third-quarter 2007 and $171 million ($141 million to net income or $0.37 per share) for the first nine months of 2007 primarily related to premiums paid and the accelerated recognition of deferred financing costs associated with early repayments of debt. Also includes gains on the sales of assets totaling $47 million ($29 million to net income or $0.06 per share) for third-quarter 2007 and $85 million ($52 million to net income or $0.14 per share) for the first nine months of 2007.

h.	Reflects assumed conversion of our 5½% Convertible Perpetual Preferred Stock and 6¾% Mandatory Convertible Preferred Stock.

i.
On March 19, 2007, we issued 137 million common shares to acquire Phelps Dodge, and on March 28, 2007, we sold 47 million common shares. Common shares outstanding on September 30, 2008, totaled 378 million. Assuming conversion of the instruments discussed in Note h above and including dilutive stock options and restricted stock units, total common shares outstanding would approximate 444 million at September 30, 2008.

j.
Reflects per pound weighted average production and delivery costs and unit net cash costs (net of by-product credits) for all copper mines. For reconciliations of the actual and pro forma per pound costs by operating division to production and delivery costs applicable to actual or pro forma sales reported in our consolidated financial statements or pro forma consolidated financial results, refer to “Unit Net Cash Costs” included in “Operations” and to “Product Revenues and Production Costs.”

Outlook
During September and October 2008, global economic conditions weakened dramatically and there is significant uncertainty about the near-term price outlook for our principal products. While we view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy, we are responding to the sudden downturn and uncertain near-term outlook. Operating plans are being revised to target reductions in costs, defer or eliminate capital projects, defer exploration expenditures and potentially curtail production at high-cost operations. Refer to “Recent Events” for further discussion.

Following is a summary of our actual consolidated sales volumes for the first nine months of 2008 and projected consolidated sales volumes (excluding sales of purchased metal) for the year 2008:

	2008
	First
	Nine Months	Full-Year
	(Actual)	(Estimate)
Copper (billions of recoverable pounds):
North America copper mines	1.1	1.4
South America copper mines	1.1	1.5
Indonesia	0.7	1.1
	2.9	4.0
Gold (millions of recoverable ounces)
Indonesia	0.7	1.1
Other	0.1	0.1
	0.8	1.2

Molybdenum (millions of recoverable pounds)[a]	59	74

a.	Includes sales of molybdenum produced as a by-product at our North America and South America copper mines.

Copper sales of approximately 4.0 billion pounds for the year 2008 are expected to be approximately 100 million pounds lower than July estimates and 2008 gold sales of approximately 1.2 million ounces are expected to be approximately 200 thousand ounces lower than July estimates primarily because of a small scale failure at the Grasberg open pit in early September 2008, which limited access to a high grade section of the Grasberg open pit. Remediation activities at Grasberg have been substantially completed and we regained access in October 2008 to the high-grade material previously restricted. Refer to “Operations” for further discussion of sales volumes at our North America and South America copper mines, Indonesia operations and Molybdenum operations.

Consolidated unit net cash costs were $1.29 per pound of copper in third-quarter 2008 and $1.21 per pound of copper for the first nine months of 2008, compared to $1.05 per pound of copper in third-quarter 2007 and $0.57 per pound of copper for the first nine months of 2007. The increase in cash costs over the year ago periods primarily reflects higher commodity-based input costs, principally related to energy and sulfuric acid. Energy costs, which are expected to approximate 25 percent of our consolidated copper production costs for 2008, include annual purchases of approximately 230 million gallons of diesel fuel, 800 thousand metric tons of coal, 6,600 gigawatt hours of electricity and 2 million MMBTU of natural gas. Because energy is a significant portion of our production costs, we have been negatively impacted by higher energy prices. However, as a result of the recent declines in energy, steel and sulfuric acid prices, we expect commodity-based input costs will begin to decline from the levels experienced in third-quarter 2008. Assuming average prices of $2.15 per pound of copper, $800 per ounce of gold and $27 per pound of molybdenum for fourth-quarter 2008, and using recent prices for commodity-based input costs, we estimate our consolidated unit net cash costs would average approximately $1.07 per pound for fourth-quarter 2008 and approximately $1.17 per pound for the year. Projected unit net cash costs for 2008 are higher than the July estimate of $1.10 per pound primarily because of the impact of lower volumes at Grasberg.

We are engaged in capital projects to expand our production volumes, extend our mine lives and develop large-scale underground ore bodies. Capital costs associated with these development activities have also been affected by rising input costs, including equipment, materials and supplies and labor. Additionally, our development of large-scale underground ore bodies in Indonesia is more sensitive to labor costs than our large-scale open pit and mill processing operations. Accordingly, increasing labor costs without corresponding productivity gains will adversely impact our current and future underground development and operations. Future capital spending plans are being reviewed in response to the impact of recent changes in global economic conditions on commodity prices. Refer to “Development Projects” for further discussion.

In connection with our March 2007 acquisition of Phelps Dodge, acquired inventories, including mill and leach stockpiles, were recorded at fair value based on market prices and the outlook for future prices at the acquisition date. Accounting rules require that inventories be recorded at the lower of cost or market. As a result of declines in copper prices and increased input costs, we recorded charges to operating income for LCM inventory adjustments at certain of our North America copper mines totaling $16 million ($11 million to net income or $0.02 per share) in third-quarter 2008 and $22 million ($14 million to net income or $0.03 per share) for the first nine months of 2008. Subsequent to September 30, 2008, copper prices have fallen dramatically during a time of economic uncertainty and financial market turmoil. If current weak economic conditions continue, additional charges for LCM inventory adjustments are likely to be recorded in fourth-quarter 2008.

Additionally, during fourth-quarter 2008, we will undertake a review of the carrying values of our long-lived assets, including goodwill associated with the acquisition of Phelps Dodge. If current weak economic conditions continue, we may be required to record charges to income during fourth-quarter 2008. At September 30, 2008, the carrying value of goodwill associated with our acquisition of Phelps Dodge totaled approximately $6.0 billion, which primarily relates to the requirement to recognize a deferred tax liability for the difference between assigned values and the tax bases of assets acquired and liabilities assumed. This amount has been allocated to the individual mines we believe have contributed to the excess purchase price and also on the basis of the mines’ potential for future growth (refer to Note 10 for the allocation of goodwill to our reportable segments). At the acquisition date, metal price projections used to value the net assets acquired ranged from near-term prices of $2.98 per pound of copper and $26.20 per pound of molybdenum to long-term average prices of $1.20 per pound of copper and $8.00 per pound of molybdenum). Goodwill has an indefinite useful life and is not amortized, but rather is tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a related reporting unit below its carrying amount. We will perform our next annual impairment test of goodwill in fourth-quarter 2008. Our impairment test for goodwill requires us to make several assumptions in determining the fair value of reporting units to which we have allocated goodwill, including near and long-term metal price assumptions (primarily for copper and molybdenum); estimates of commodity-based input costs such as energy, labor and sulfuric acid; proven and probable reserve estimates, including any costs to develop the reserves and the timing of producing the reserves; and the use of appropriate current discount rates. If current weak economic conditions continue, we may be required to record significant impairments of goodwill in fourth-quarter 2008. Refer to Item “Risk Factors” contained in Part II, Item 1A for further discussion.

Revenues
Consolidated revenues include the sales of copper, copper concentrates, molybdenum, gold and other metals by our North America and South America copper mines and Molybdenum operations, our Indonesia operation’s sale of copper concentrates (which also contain significant quantities of gold and silver), and the sale by Atlantic Copper of copper anodes, copper cathodes, and gold in anodes and slimes. Consolidated revenues totaled approximately $4.6 billion in third-quarter 2008 and $15.7 billion for the first nine months of 2008, compared with approximately $5.1 billion in third-quarter 2007and $12.8 billion for the first nine months of 2007. Following is a summary of changes in our consolidated revenues between periods (in millions):

	Third	Nine
	Quarter	Months
Consolidated revenues – prior year period	$5,066	$12,755
Sales volumes:
Copper	242	1,370 [a]
Gold	26	(860)
Molybdenum	70	674 [a]
Price realizations:
Copper	(436)	(224)
Gold	53	194
Molybdenum	78	327
Purchased copper and molybdenum	(165)	324
Adjustments, primarily for copper pricing on prior period/year open sales	(172)	310
Unrealized losses on derivative contracts	(67)	(39)
Treatment charges	40	110
Impact of the 2007 copper price protection program	44	212
Atlantic Copper revenues	(63)	253
Other, net	(100)	323
Consolidated revenues – current year period	$4,616	$15,729

a.
Reflects a full nine months of sales for 2008 at our North America and South America copper mines and Molybdenum operations, compared with the first nine months of 2007, which included sales beginning March 20, 2007, for these operations. Refer to “Operations” for further discussion of copper sales volumes at our North America copper mines, South America copper mines, Indonesia operation and Molybdenum operations.

For the third quarter and first nine months of 2008, approximately half of our mined copper was sold in concentrate, 30 percent as rod (principally from our North America operations) and 20 percent as cathodes. Substantially all of our concentrate sales contracts and some of our cathode sales contracts provide final copper pricing in a specified future period (generally one to four months from the shipment date) based primarily on quoted LME prices. We ultimately receive market prices based on prices in the specified future period; however, the accounting rules applied to these sales result in changes recorded to revenues until the specified future period. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisional priced concentrate and cathode sales that is adjusted to fair value through earnings each period until the date of final pricing. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues during a quarter benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Third-quarter 2008 LME copper prices averaged $3.49 per pound, compared with our average recorded price of $3.14 per pound. The applicable forward curve price at the end of the quarter was $2.89 per pound. Approximately half of our consolidated copper sales during third-quarter 2008 were provisionally priced at the time of shipment and are subject to final pricing in fourth-quarter 2008 and into early 2009.

At September 30, 2008, our copper sales included 467 million pounds of copper (net of minority interests) priced at an average of $2.89 per pound and subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the September 30, 2008, provisional price recorded would impact our 2008 consolidated revenues by $31 million ($15 million to net income). The LME closing spot price for copper on October 31, 2008, was $1.81 per pound. Assuming that the October 31, 2008, quarter-to-date average LME price of $2.23 per pound and forward curve prices of $1.86 per pound were applied to the September 30, 2008, provisionally priced sales, the weighted average prices for these sales would be approximately $1.98 per pound, resulting in a reduction to fourth-quarter 2008 revenues of approximately $560 million ($280 million to net income). We estimate that each $0.05 change in the copper forward curve price on October 31, 2008, would impact fourth-quarter 2008 net income by approximately $11 million.

At June 30, 2008, 369 million pounds of copper (net of minority interests) were provisionally priced at $3.88 per pound. Lower prices in third-quarter 2008 resulted in adjustments to these prior period copper sales and decreased consolidated revenues by $282 million ($127 million to net income or $0.28 per share), compared with a decrease of $54 million ($27 million to net income or $0.06 per share) in third-quarter 2007 related to prior period copper sales. Adjustments to prior year copper sales resulted in an increase in consolidated revenues of $268 million ($114 million to net income or $0.25 per share) for the first nine months of 2008, compared with a decrease of $42 million ($18 million to net income or $0.05 per share) for the first nine months of 2007.

Some of our U.S. copper rod customers request a fixed market price instead of the COMEX average price in the month of shipment. We hedge this price exposure in a manner that allows us to receive the COMEX average price in the month of shipment, while the customer pays the fixed price they requested. We accomplish this by entering into copper futures and swap contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment. Currently, these transactions do not meet all the criteria under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, to qualify as a hedge transaction. Consolidated revenues include charges for unrealized losses on copper derivative contracts entered into with our U.S. copper rod customers totaling $66 million ($40 million to net income or $0.09 per share) in third-quarter 2008 and $35 million ($21 million to net income or $0.05 per share) for the first nine months of 2008, compared with gains of $1 million (less than $1 million to net income) in third-quarter 2007 and $4 million ($2 million to net income or $0.01 per share) for the first nine months of 2007.

On limited past occasions, in response to market conditions, we have entered into copper and gold price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. Also, in connection with the Phelps Dodge acquisition, we assumed the 2007 copper price protection program, which resulted in charges to revenues for third-quarter 2007 totaling $44 million ($26 million to net income or $0.06 per share) and $212 million ($129 million to net income or $0.34 per share) for the first nine months of 2007. The 2007 copper price protection program matured on December 31, 2007, and in January 2008, we made a $598 million payment upon the settlement of the related contracts. We do not intend to enter into similar hedging programs in the future.

Production and Delivery Costs
Consolidated production and delivery costs totaled approximately $2.9 billion in third-quarter 2008 and approximately $2.7 billion in third-quarter 2007. Higher production and delivery costs in third-quarter 2008 primarily reflect higher commodity-based input costs principally related to energy and sulfuric acid (refer to “Outlook” for further discussion). Higher costs were partly offset by $262 million of lower purchase accounting impacts associated with increased inventory values that were mostly realized in 2007.

Consolidated production and delivery costs totaled approximately $8.3 billion for the first nine months of 2008 and approximately $6.1 billion for the first nine months of 2007. Higher production and delivery costs for the first nine months of 2008 primarily reflect a full nine months of costs associated with our acquired copper and molybdenum operations in North America and South America, as well as the impact of higher commodity-based input costs principally related to energy and sulfuric acid (refer to “Outlook” for further discussion). Higher production and delivery costs for the first nine months of 2008 also reflected higher costs of concentrate purchases at Atlantic Copper. Higher costs were partly offset by $543 million of lower purchase accounting impacts associated with increased inventory values that were mostly realized in 2007.

As a result of declines in copper prices and increases in input costs, current period production and delivery costs include LCM inventory adjustments at certain of our North America copper mines totaling $16 million ($11 million to net income or $0.02 per share) in third-quarter 2008 and $22 million ($14 million to net income or $0.03 per share) for the first nine months of 2008. Refer to “Outlook” for further discussion.

Depreciation, Depletion and Amortization
Consolidated depreciation, depletion and amortization expense totaled $442 million in third-quarter 2008 and $356 million in third-quarter 2007. The increase in depreciation, depletion and amortization expense in third-quarter 2008 primarily reflected $83 million of higher purchase accounting impacts related to the increase in the carrying values of acquired property, plant and equipment resulting from revised valuations of acquired assets that were finalized in first-quarter 2008.

Consolidated depreciation, depletion and amortization expense totaled $1.3 billion for the first nine months of 2008 and $846 million for the first nine months of 2007. The increase in depreciation, depletion and amortization expense in the 2008 period primarily reflected $306 million of higher purchase accounting impacts related to a full nine months of purchase accounting impacts in the 2008 period, combined with increases in the carrying values of acquired property, plant and equipment resulting from revised valuations of acquired assets that were finalized in first-quarter 2008. Higher depreciation, depletion and amortization expense also reflected higher depreciation expense under the unit-of-production method resulting from a full nine months of production from our North America and South America copper mines in 2008.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses decreased to $90 million in third-quarter 2008 and $300 million for the first nine months of 2008, compared with $131 million in third-quarter 2007 and $314 million for the first nine months of 2007, primarily reflecting lower incentive compensation costs in the 2008 periods.

Exploration and Research Expenses
Consolidated exploration and research expenses totaled $77 million for third-quarter 2008 and $209 million for the first nine months of 2008, compared with $40 million for third-quarter 2007 and $87 million for the first nine months of 2007. Higher expenditures in the 2008 periods primarily reflected increased exploration efforts in North America, mostly in the Safford and Morenci districts, and also in Africa, including targets outside the area of initial development at Tenke Fungurume. The increase in expenditures for the first nine months of 2008, compared with the 2007 period, also reflected a full nine months of exploration and research expenses associated with Phelps Dodge operations in 2008. As a result of recent weak market conditions we are revising our operating plans and expect to reduce our exploration and research expenses in future periods. (Refer to “Exploration Activities” for further discussion.)

Interest Expense, Net
Consolidated interest expense (before capitalization) decreased to $174 million in third-quarter 2008, compared with $206 million in third-quarter 2007, reflecting 2007 net repayments of debt incurred in connection with the acquisition of Phelps Dodge, partly offset by net purchase accounting impacts of $29 million recorded in third-quarter 2008 primarily associated with accretion of the fair values of environmental liabilities (determined on a discounted cash flow basis) assumed in the acquisition of Phelps Dodge.

Consolidated interest expense (before capitalization) increased to $534 million for the first nine months of 2008, compared with $494 million for the first nine months of 2007, reflecting net purchase accounting impacts of $70 million recorded in the first nine months of 2008 primarily associated with accretion of the fair values of environmental liabilities (determined on a discounted cash flow basis) assumed in the acquisition of Phelps Dodge, partly offset by lower interest expense because of 2007 net repayments of debt incurred in connection with the acquisition of Phelps Dodge.

Capitalized interest totaled $35 million in third-quarter 2008 and $90 million for the first nine months of 2008, compared with $51 million in third-quarter 2007 and $108 million for the first nine months of 2007. Capitalized interest is primarily related to our development projects (refer to “Development Projects” for further discussion), which included Tenke Fungurume during the 2008 and 2007 periods, and also included Safford during 2007.

Losses on Early Extinguishment of Debt
For the first nine months of 2008, we recorded net charges totaling $6 million ($5 million to net income or $0.01 per share) for early extinguishment of debt associated with an open-market purchase of $33 million of our 9.5% Senior Notes in first-quarter 2008.

For the first nine months of 2007, we recorded net charges totaling $171 million ($141 million to net income or $0.37 per share) for early extinguishment of debt. These net charges include $154 million ($131 million to net income) related to the accelerated recognition of deferred financing costs associated with early repayment of amounts under the $11.5 billion senior credit facility, including the refinancing of the Tranche B term loan. Also included was $17 million ($10 million to net income) recorded in second-quarter 2007 related to premiums paid and the accelerated recognition of deferred financing costs associated with the May 2007 redemption of our 10⅛% Senior Notes.

Gains on Sales of Assets
Gains on sales of assets totaled $13 million ($8 million to net income or $0.02 per share) for the first nine months of 2008. Gains on sales of assets totaled $47 million ($29 million to net income or $0.06 per share) for third-quarter 2007 and $85 million ($52 million to net income or $0.14 per share) for the first nine months of 2007 primarily associated with the sales of marketable securities.

Provision for Income Taxes
Our third-quarter 2008 income tax provision resulted from taxes on international operations ($268 million), partly offset by a benefit on U.S. operations ($28 million). Because of the recent decline in copper prices and changes in PT Freeport Indonesia’s sales projections, our projected consolidated annual tax rate for 2008 has decreased from approximately 34 percent to approximately 32 percent. Our third-quarter 2008 effective tax rate of approximately 24 percent reflects the cumulative impact of this reduced annual tax rate.

Our income tax provision for the first nine months of 2008 resulted from taxes on international operations ($1.4 billion) and U.S. operations ($234 million). The difference between our consolidated effective income tax rate of approximately 32 percent for the first nine months of 2008 and the U.S. federal statutory rate of 35 percent primarily was attributable to a U.S. benefit for percentage depletion, partly offset by withholding taxes and incremental U.S. income tax accrued on foreign earnings.

Our third-quarter 2007 income tax provision from continuing operations resulted from taxes on international operations ($584 million) and U.S. operations ($69 million). Our income tax provision from continuing operations for the first nine months of 2007 resulted from taxes on international operations ($1.7 billion) and U.S. operations ($161 million). The difference between our consolidated effective income tax rate of approximately 37 percent for the first nine months of 2007 and the U.S. federal statutory rate of 35 percent primarily was attributable to withholding taxes related to earnings from Indonesia and South America operations and a U.S. foreign tax credit limitation, partly offset by a U.S. benefit for percentage depletion.

A summary of the approximate amounts in the calculation of our consolidated provision for income taxes for the first nine months of 2008 and 2007 follows (in millions, except percentages):

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
		Effective	Provision for		Effective	Provision for
	Income[a]	Tax Rate	Income Tax	Income[a]	Tax Rate	Income Tax
U.S.	$2,254	24%	$544	$1,076	32%	$339
South America	2,469	33%	800	2,006	34%	676
Indonesia	1,324	42%	558	2,947	43%	1,275
Eliminations and other	(56)	N/A	(15)	40	N/A	21
Purchase accounting adjustments	(849)	37%	(319)	(1,028)	37%	(386)
Annualized rate adjustment[b]	N/A	N/A	59	N/A	N/A	(50)
Consolidated FCX	$5,142	32%	$1,627	$5,041	37%	$1,875

a.	Represents income from continuing operations before income taxes, minority interests and equity in affiliated companies’ net earnings.

b.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes to equal our estimated annualized tax rate.

Minority Interests in Net Income of Consolidated Subsidiaries
Minority interests in net income of consolidated subsidiaries was $155 million in third-quarter 2008, compared with $307 million in third-quarter 2007. Lower minority interests in third-quarter 2008 primarily reflected a lower minority interest share of PT Freeport Indonesia’s net income and in the South America copper mines’ net income because of lower third-quarter 2008 earnings.

Minority interests in net income of consolidated subsidiaries was $748 million for the first nine months of 2008, compared with $728 million for the first nine months of 2007. Higher minority interests in the 2008 period primarily reflected greater minority interest shares in the South America copper mines’ net income because of a full nine months of operations in 2008, partly offset by a lower minority interest share of PT Freeport Indonesia’s net income related to lower earnings for the first nine months of 2008.

OPERATIONS

Certain of the operating data included in this section for our North America and South America copper mines, Molybdenum and Rod & Refining operations for the nine month period ended September 30, 2007, combine our historical data with the Phelps Dodge pre-acquisition results for the period January 1, 2007, through March 19, 2007, for comparative purposes only. As the pre-acquisition data represent the results of these operations under Phelps Dodge management, such combined results are not necessarily indicative of what past results would have been under FCX management or of future operating results.

North America Copper Mines
We have six operating copper mines in North America – Morenci, Bagdad, Sierrita, Safford, Chino and Tyrone. The North America copper mines division includes the Morenci copper mine as a reportable segment. Following is further discussion of this reportable segment, as well as the other operating copper mines that are included in the North America copper mines division.

Morenci. The Morenci open-pit mine, located in southeastern Arizona, primarily produces copper cathodes and copper concentrates. In addition to copper, Morenci produces a small amount of molybdenum concentrates as a by-product. The Morenci complex includes a concentrate pressure leaching facility to convert copper concentrates to copper cathode, which was commissioned in third-quarter 2007. In third-quarter 2008, this facility was converted from a medium-temperature, pressure-leaching operation to high-temperature to maximize the amount of acid available for stockpile leaching operations.

Other Mines. Other mines include our other operating southwestern U.S. copper mines – Bagdad, Sierrita, Safford, Chino and Tyrone. In addition to copper, the Bagdad, Sierrita and Chino mines produce molybdenum, gold and silver as by-products.

Operating Results. The following discussion of our North America copper mines for the nine-month period ended September 30, 2007, combines our historical results with the Phelps Dodge pre-acquisition results for the period January 1, 2007, through March 19, 2007, to reflect a full comparative nine-month period in 2007. As the pre-acquisition results represent the results of these operations under Phelps Dodge management, such combined results are not necessarily indicative of what past results would have been under FCX management or of future operating results.

				Nine Months Ended
	Third-Quarter			September 30,
	2008	2007		2008	2007[a]
Consolidated Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	374	357		1,051	993
Sales, excluding purchases	361	376		1,047	1,016
Average realized price per pound	$3.42	$3.37	[b]	$3.56	$3.00	[b]

Molybdenum (millions of recoverable pounds)
Production[c]	7	8		22	23

100% Operating Data, Including Joint Venture Interest
Solution extraction/electrowinning (SX/EW) operations
Leach ore placed in stockpiles (metric tons per day)	1,067,000	797,600		1,100,300	739,800
Average copper ore grade (percent)	0.23	0.21		0.22	0.25
Copper production (millions of recoverable pounds)	251	246		683	722

Mill operations
Ore milled (metric tons per day)	247,900	226,400		249,800	221,000
Average ore grade (percent):
Copper	0.40	0.36		0.40	0.34
Molybdenum	0.02	0.03		0.02	0.02
Copper recovery rate (percent)	83.5	86.4		83.1	85.4
Production (millions of recoverable pounds):
Copper	151	144		450	364
Molybdenum (by-product)	7	8		22	23

a.
The North America copper mines’ operating data for the nine-month period ended September 30, 2007, combines our historical results with the Phelps Dodge pre-acquisition results for the period January 1, 2007, through March 19, 2007. As the pre-acquisition results represent the results of these operations under Phelps Dodge management, such combined results are not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.
Before charges for mark-to-market accounting adjustments on the 2007 copper price protection program, amounts were $3.48 per pound for third-quarter 2007 and $3.23 per pound for the first nine months of 2007.

c.	Reflects by-product molybdenum production from our North America copper mines. Sales of by-product molybdenum are reflected in the Molybdenum segment.

Consolidated copper sales from the North America mines totaled 361 million pounds in third-quarter 2008 and approximately 1.0 billion pounds for the first nine months of 2008, compared with 376 million pounds in third-quarter 2007 and approximately 1.0 billion pounds for the first nine months of 2007. Copper sales volumes for the third quarter and first nine months of 2008 were not significantly different than the comparable 2007 periods. Increases in North America production from the recently commissioned Safford mine was offset by lower sales volumes resulting from timing of shipments.

Consolidated copper sales volumes from our North America copper mines are expected to total approximately 1.4 billion pounds in 2008, compared with 1.3 billion pounds of copper for the combined year 2007.

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

The following tables summarize the unit net cash costs at our North America copper mines. Gross profit per pound for the nine-month period ended September 30, 2007, has been presented on a pro forma basis, which combines our historical results with the Phelps Dodge pre-acquisition results for the period January 1, 2007, through March 19, 2007, and also includes certain pro forma adjustments for the North America copper mines, which assume the acquisition of Phelps Dodge was effective January 1, 2007. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements and in our consolidated pro forma financial information for the nine months ended September 30, 2007 (see Note 2 for consolidated pro forma financial information).

Gross Profit per Pound of Copper and Molybdenum for North America Copper Mines

	Third-Quarter 2008			Third-Quarter 2007
	By-	Co-Product Method		By-	Co-Product Method
	Product		Molyb-	Product		Molyb-
	Method	Copper	denum [a]	Method	Copper	denum [a]
Revenues, after adjustments shown below	$3.42	$3.42	$33.47	$3.48	$3.48	$31.80

Site production and delivery, before net noncash
and nonrecurring costs shown below	2.07	1.79	15.30	1.41	1.22	9.69
By-product credits[a]	(0.65)	–	–	(0.66)	–	–
Treatment charges	0.09	0.09	–	0.09	0.09	–
Unit net cash costs	1.51	1.88	15.30	0.84	1.31	9.69
Depreciation, depletion and amortization	0.52	0.46	2.75	0.46	0.41	2.46
Noncash and nonrecurring costs, net	0.09 [b]	0.09 [b]	0.14	0.44	0.43	0.22
Total unit costs	2.12	2.43	18.19	1.74	2.15	12.37
Revenue adjustments, primarily for pricing on
prior period open sales and hedging	(0.23)	(0.23)	–	(0.12)	(0.12)	–
Idle facility and other non-inventoriable costs	(0.04)	(0.04)	(0.03)	(0.02)	(0.02)	–
Gross profit	$1.03	$0.72	$15.25	$1.60	$1.19	$19.43

Consolidated sales
Copper (millions of recoverable pounds)	361	361		376	376
Molybdenum (millions of recoverable pounds)			7			8

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes charges of $0.04 per pound for LCM inventory adjustments primarily at our Tyrone mine.

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 20, 2007[a]
	By-	Co-Product Method		By-	Co-Product Method
	Product		Molyb-	Product			Molyb-
	Method	Copper	denum [b]	Method	Copper		denum [b]
Revenues, after adjustments shown below	$3.56	$3.56	$33.01	$3.23	$3.23		$28.57

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.86	1.61	12.14	1.39	1.20		9.83
By-product credits[b]	(0.71)	–	–	(0.65)	–		–
Treatment charges	0.09	0.09	–	0.09	0.08		–
Unit net cash costs	1.24	1.70	12.14	0.83	1.28		9.83
Depreciation, depletion and amortization	0.53	0.47	2.57	0.47 [c]	0.40	[c]	2.96	[c]
Noncash and nonrecurring costs, net	0.08 [d]	0.08 [d]	0.15	0.39 [e]	0.37	[e]	0.54	[e]
Total unit costs	1.85	2.25	14.86	1.69	2.05		13.33
Revenue adjustments, primarily for pricing on
prior period open sales and hedging	(0.03)	(0.03)	–	(0.17)	(0.17)		–
Idle facility and other non-inventoriable costs	(0.04)	(0.04)	(0.03)	(0.03)	(0.03)		–
Gross profit	$1.64	$1.24	$18.12	$1.34	$0.98		$15.24

Consolidated sales
Copper (millions of recoverable pounds)	1,044	1,044		1,004	1,004
Molybdenum (millions of recoverable pounds)			22				23

a.
For comparative purposes, the nine-month period ended September 30, 2007, has been presented on a pro forma basis, which combines our historical results with the Phelps Dodge pre-acquisition results for the period January 1, 2007, through March 19, 2007, and also includes certain pro forma adjustments, which assume the acquisition of Phelps Dodge was effective January 1, 2007 (Refer to notes c and e below for further discussion of the pro forma adjustments). As the pre-acquisition results represent the results of the North America copper mines under Phelps Dodge management, such results are not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

c.
Includes pro forma adjustments of $0.11 per pound of copper on a by-product basis, $0.09 per pound of copper on a co-product basis and $0.90 per pound of molybdenum on a co-product basis associated with the impact of increased carrying values for acquired property, plant and equipment at the North America copper mines.

d.	Includes charges of $0.02 per pound for LCM inventory adjustments primarily at our Tyrone mine.

e.
Includes pro forma adjustments of $0.06 per pound of copper on a by-product basis, $0.05 per pound of copper on a co-product basis and $0.50 per pound of molybdenum on a co-product basis associated with the impact of increased carrying values for acquired metal inventories at the North America copper mines.

The North America mines have experienced production cost increases in recent years primarily as a result of higher energy costs and costs of other consumables, higher mining and milling rates, labor costs and other factors. Unit net cash costs, after by-product credits, increased to $1.51 per pound of copper in third-quarter 2008, compared with $0.84 per pound in third-quarter 2007, primarily reflecting higher input costs ($0.59 per pound increase, including $0.20 per pound for higher mining rates, $0.18 per pound for energy, $0.15 per pound for costs associated with Safford as the mine ramps up to full production rates and $0.11 per pound for increased acid costs). Higher unit net cash costs in third-quarter 2008 also reflected lower volumes ($0.08 per pound increase). Commodity-based input costs, principally energy, declined in September and October 2008, and are expected to result in lower costs than the levels experienced in third-quarter 2008.

Unit net cash costs, after by-product credits, increased to $1.24 per pound of copper for the first nine months of 2008, compared with $0.83 per pound for the first nine months of 2007, primarily reflecting higher input costs ($0.53 per pound increase, including $0.17 per pound for higher mining rates, $0.17 per pound for energy and $0.13 per pound for costs associated with the Safford mine). Partly offsetting higher input costs for the first nine months of 2008 were higher volumes ($0.07 per pound decrease) and higher molybdenum credits ($0.06 per pound decrease).

Our six operating North America copper mines have varying cost structures because of differences in ore grades and ore characteristics, processing costs, by-products and other factors. During third-quarter 2008, North America’s costs ranged from a net credit of $0.73 per pound at one mine to $2.12 per pound at another operation. Approximately ten percent of North America’s production had cash costs above $2.00 per pound in third-quarter 2008 and approximately 45 percent had cash costs between $1.90 per pound and $2.00 per pound. We are currently undertaking a review of our operations, taking into consideration reduced copper prices and recent declines in commodity-based input costs, to seek cost reductions and determine whether certain operations should be curtailed.

The fair values of acquired inventory and property, plant and equipment were based on preliminary estimates for the 2007 periods, with adjustments made until such values were finalized in first-quarter 2008; accordingly, depreciation, depletion and amortization reflect changes in purchase accounting impacts associated with adjustments to the carrying values of these assets. Noncash and nonrecurring costs for the 2008 periods reflect lower purchase accounting impacts related to increased carrying values of acquired inventory that were mostly realized in 2007. Also impacting noncash and nonrecurring costs in the third quarter and first nine months of 2008 were charges for LCM inventory adjustments totaling $16 million ($0.04 per pound) in third-quarter 2008 and $22 million ($0.02 per pound) for the first nine months of 2008.

Assuming average prices of $2.15 per pound of copper and $27 per pound of molybdenum for fourth-quarter 2008 and achievement of current 2008 sales estimates, we estimate that average unit net cash costs, including molybdenum credits, for our North America copper mines would approximate $1.39 per pound of copper for fourth-quarter 2008 and $1.28 per pound of copper for the year. Each $2 per pound change in the average price of molybdenum in fourth-quarter 2008 would impact 2008 unit net cash costs by approximately $0.01 per pound.

South America Copper Mines
We have four operating copper mines in South America – Cerro Verde in Peru, and Candelaria, Ojos del Salado and El Abra in Chile. These operations include open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations.

The South America copper mines division includes the Cerro Verde copper mine as a reportable segment. Following is further discussion of this reportable segment, as well as the other copper mining operations included in the South America copper mines division.

Cerro Verde. The Cerro Verde open-pit mine, located near Arequipa, Peru, produces copper cathodes and copper concentrates. In addition to copper, the Cerro Verde mine produces molybdenum concentrates as a by-product. In mid-2007, the recently expanded mill at Cerro Verde reached design capacity of 108,000 metric tons of ore per day. The expansion enables Cerro Verde to produce approximately 650 million pounds of copper per year (approximately 348 million pounds per year for our share) and approximately 8 million pounds of molybdenum per year (approximately 4 million pounds per year for our share).

Cerro Verde has provided a variety of community support projects over the years. During 2006, as a result of discussions with local mayors in the Arequipa region, Cerro Verde agreed to contribute to the design and construction of domestic water and sewage treatment plants for the benefit of the region. These facilities are being designed in a modular fashion so that initial installations can be readily expanded in the future. The cost associated with the construction of these facilities, which will be split equally between Cerro Verde and local municipalities, is currently under review. We have designated approximately $50 million of cash for financing Cerro Verde’s share of the construction costs of these facilities.

During 2006, the Peruvian government announced that all mining companies operating in Peru will make annual contributions to local development funds for a five-year period. The contribution is equal to 3.75 percent of after-tax profits, of which 2.75 percent is contributed to a local mining fund and 1.00 percent to a regional mining fund. A charge to production and delivery costs for these local mining fund contributions totaled $5 million in third-quarter 2008 and $33 million for the first nine months of 2008, compared with charges of $33 million in third-quarter 2007 and $41 million for the first nine months of 2007.

We are currently negotiating the labor agreement covering certain employees at our Cerro Verde mine, which expires in December 2008.

Other Mines. Other mines include our Chilean copper mines – Candelaria, Ojos del Salado and El Abra – which include open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. In addition to copper, the Candelaria and Ojos del Salado mines produce gold and silver as by-products.

In April 2008, El Abra and its workers successfully negotiated a new four-year agreement effective August 1, 2008, to replace the previous agreement that was scheduled to expire October 2008. The new agreement provides for an increase in base wages, bonuses and an employee loan program. The estimated total cost of the increased wages and bonuses over the four-year term is approximately $40 million.

Operating Results. The following discussion of our South America copper mines for the nine-month period ended September 30, 2007, combines our historical results with the Phelps Dodge pre-acquisition results for the period January 1, 2007, through March 19, 2007, to reflect a full comparative nine-month period in 2007. As the pre-acquisition results represent the results of these operations under Phelps Dodge management, such combined results are not necessarily indicative of what past results would have been under FCX management or of future operating results.

				Nine Months Ended
	Third-Quarter			September 30,
	2008	2007		2008	2007[a]
Copper (millions of recoverable pounds)
Production	394	377		1,116	1,022
Sales	391	376		1,122	1,020
Average realized price per pound	$3.02	$3.63		$3.38	$3.48

Gold (thousands of recoverable ounces)
Production	32	31		83	83
Sales	30	31		83	84
Average realized price per ounce	$856	$704		$891	$644

Molybdenum (millions of recoverable pounds)
Production[b]	1	–	[c]	2	–	[c]

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	273,400	285,400		279,600	288,900
Average copper ore grade (percent)	0.45	0.45		0.44	0.42
Copper production (millions of recoverable pounds)	139	139		418	430

Mill operations
Ore milled (metric tons per day)	189,800	181,400		179,300	163,700
Average copper ore grade (percent):
Copper	0.78	0.76		0.75	0.72
Molybdenum	0.02	0.02		0.02	0.01
Copper recovery rate (percent)	87.8	88.4		89.5	87.3
Production (millions of recoverable pound):
Copper	255	238		698	592
Molybdenum	1	–	[c]	2	–	[c]

a.
The South America copper mines’ operating data for the nine-month period ended September 30, 2007, combines our historical results with the Phelps Dodge pre-acquisition results for the period January 1, 2007, through March 19, 2007. As the pre-acquisition results represent the results of these operations under Phelps Dodge management, such combined results are not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Reflects by-product molybdenum production from our South America copper mines. Sales of by-product molybdenum are reflected in the Molybdenum segment.

c.	Rounds to less than one million pounds.

Consolidated copper sales from the South America mines totaled 391 million pounds in third-quarter 2008 and approximately 1.1 billion pounds for the first nine months of 2008, compared with 376 million pounds in third-quarter 2007 and approximately 1.0 billion for the first nine months of 2007. Higher copper sales volumes in third-quarter 2008 were primarily because of the timing of shipments at El Abra, and also reflected increased production at Candelaria and Ojos del Salado resulting from improved milling rates. The increase in consolidated copper sales volumes for the first nine months of 2008 primarily reflected higher production from Cerro Verde’s new concentrator, which reached design capacity in mid-2007.

Consolidated sales volumes from our South America mines are expected to approximate 1.5 billion pounds of copper and 110 thousand ounces of gold in 2008, compared with 1.4 billion pounds of copper and 114 thousand ounces of gold for the combined year 2007. In addition, Cerro Verde expects to produce three million pounds of molybdenum in 2008, compared with one million pounds for the combined year 2007.

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

The following tables summarize the unit net cash costs at our South America copper mines. Gross profit per pound for the nine-month period ended September 30, 2007, has been presented on a pro forma basis, which combines our historical results with the Phelps Dodge pre-acquisition results for the period January 1, 2007, through March 19, 2007, and also includes certain pro forma adjustments for the South America copper mines, which assume the acquisition of Phelps Dodge was effective January 1, 2007. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements and in our consolidated pro forma financial information for the nine months ended September 30, 2007 (see Note 2 for consolidated pro forma financial information).

Gross Profit per Pound of Copper for South America Copper Mines

	Third-Quarter 2008		Third-Quarter 2007
	By-Product	Co-Product	By-Product	Co-Product
	Method	Method	Method	Method
Revenues, after adjustments shown below	$3.02	$3.02	$3.63	$3.63
Site production and delivery, before net noncash
and nonrecurring costs shown below	1.22	1.17	0.98	0.95
By-product credits	(0.15)	–	(0.08)	–
Treatment charges	0.09	0.09	0.24	0.23
Unit net cash costs	1.16	1.26	1.14	1.18
Depreciation, depletion and amortization	0.32	0.30	0.25	0.24
Noncash and nonrecurring costs, net	0.03	0.02	0.21	0.21
Total unit costs	1.51	1.58	1.60	1.63
Revenue adjustments, primarily for pricing on
prior period open sales	(0.51)	(0.51)	0.10	0.10
Other non-inventoriable costs	(0.01)	(0.01)	(0.02)	(0.02)
Gross profit	$0.99	$0.92	$2.11	$2.08

Consolidated copper sales (millions of
recoverable pounds)	391	391	376	376

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007[a]
	By-Product	Co-Product	By-Product		Co-Product
	Method	Method	Method		Method
Revenues, after adjustments shown below	$3.38	$3.38	$3.48		$3.48
Site production and delivery, before net noncash
and nonrecurring costs shown below	1.15	1.11	0.89		0.86
By-product credits	(0.13)	–	(0.08)		–
Treatment charges	0.16	0.16	0.21		0.21
Unit net cash costs	1.18	1.27	1.02		1.07
Depreciation, depletion and amortization	0.34	0.32	0.34	[b]	0.33	[b]
Noncash and nonrecurring costs, net	0.06	0.06	0.14	[c]	0.14	[c]
Total unit costs	1.58	1.65	1.50		1.54
Revenue adjustments, primarily for pricing on
prior period open sales	0.21	0.21	0.01		0.01
Other non-inventoriable costs	(0.02)	(0.03)	(0.02)		(0.02)
Gross profit	$1.99	$1.91	$1.97		$1.93

Consolidated copper sales (millions of
recoverable pounds)	1,122	1,122	1,020		1,020

a.
For comparative purposes, the nine-month period ended September 30, 2007, has been presented on a pro forma basis, which combines our historical results with the Phelps Dodge pre-acquisition results for the period January 1, 2007, through March 19, 2007, and also includes certain pro forma adjustments, which assume the acquisition of Phelps Dodge was effective January 1, 2007 (Refer to notes b and c below for further discussion of the pro forma adjustments). As the pre-acquisition results represent the results of the South America copper mines under Phelps Dodge management, such results are not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.
Includes pro forma adjustments of $0.05 per pound of copper on both a by-product and co-product basis associated with the impact of increased carrying values for acquired property, plant and equipment at the South America copper mines.

c.
Includes pro forma adjustments of less than $0.01 per pound of copper on both a by-product and co-product basis associated with the impact of increased carrying values for acquired metal inventories at the South America copper mines

The South America copper mines also have experienced production cost increases in recent years primarily as a result of higher energy costs and costs of other consumables, higher mining costs and milling rates, labor costs and other factors. Unit net cash costs, after by-product credits, increased to $1.16 per pound of copper in third-quarter 2008, compared with $1.14 per pound in third-quarter 2007, reflecting higher input costs ($0.29 per pound increase, including $0.12 per pound for energy, $0.12 per pound for increased acid and other commodity-based input costs and $0.08 per pound for higher mining rates). The increase in input costs for third-quarter 2008 was partly offset by lower treatment charges ($0.15 per pound decrease), higher by-product credits ($0.07 per pound decrease) reflecting higher average gold prices and molybdenum production at Cerro Verde in third-quarter 2008 and higher volumes ($0.04 per pound decrease). Commodity-based input costs, principally energy, declined in September and October 2008, and are expected to result in lower costs than the levels experienced in third-quarter 2008.

Unit net cash costs, after by-product credits, increased to $1.18 per pound of copper for the first nine months of 2008, compared with $1.02 per pound for the first nine months of 2007, reflecting higher input costs ($0.38 per pound increase, including $0.13 per pound for energy, $0.13 per pound for increased acid and other commodity-based input costs and $0.09 per pound for higher mining rates). The increase in input costs for the first nine months of 2008 was partly offset by higher volumes ($0.11 per pound decrease), higher by-product credits ($0.05 per pound decrease) and lower treatment charges ($0.05 per pound decrease).

During third-quarter 2008, unit net cash costs for our South America copper mines ranged from $0.88 per pound to $1.83 per pound of copper, and approximately 25 percent of South America’s production had cash costs above $1.80 per pound. As a result of changing market conditions, we are reviewing our South America operations to determine if any changes to capital spending and operating plans are warranted.

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

Assuming average prices of $2.15 per pound of copper for fourth-quarter 2008 and achievement of current 2008 sales estimates, we estimate that average unit net cash costs for our South America copper mines, including gold and molybdenum credits, would approximate $1.07 per pound of copper for fourth-quarter 2008 and $1.15 per pound of copper for the year.

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

Operating Results. Following is a discussion of our Indonesia mining operations:

			Nine Months Ended
	Third-Quarter		September 30,
	2008	2007	2008	2007
Consolidated Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	256	177	678	943
Sales	264	197	700	948
Average realized price per pound	$2.94	$3.63	$3.33	$3.48

Gold (thousands of recoverable ounces)
Production	264	182	731	2,051
Sales	271	234	757	2,061
Average realized price per ounce	$870	$695	$897	$668

100% Operating Data, Including Joint Venture Interest
Ore milled (metric tons per day):
Grasberg open pit[a]	132,200	143,000	122,700	162,300
Deep Ore Zone (DOZ) underground mine[a]	60,800	55,600	62,700	51,600
Total	193,000	198,600	185,400	213,900
Average ore grade:
Copper (percent)	0.82	0.58	0.76	0.88
Gold (grams per metric ton)	0.61	0.70	0.59	1.47
Recovery rates (percent):
Copper	89.8	89.1	89.8	90.9
Gold	78.0	83.0	78.6	87.4
Production (recoverable):
Copper (millions of pounds)	274	194	725	984
Gold (thousands of ounces)	264	327	731	2,362

a.	Amounts represent the approximate average daily throughput processed at PT Freeport Indonesia’s mill facilities from each producing mine.

PT Freeport Indonesia’s share of sales totaled 264 million pounds of copper and 271 thousand ounces of gold in third-quarter 2008 and 700 million pounds of copper and 757 thousand ounces of gold for the first nine months of 2008, compared with 197 million pounds of copper and 234 thousand ounces of gold in third-quarter 2007 and 948 million pounds of copper and 2.1 million ounces of gold for the first nine months of 2007. At the Grasberg mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production resulting in varying quarterly and annual sales of copper and gold. Higher copper and gold sales volumes in third-quarter 2008 resulted from the expected mining in a higher ore grade section of the Grasberg open pit. However, in early September 2008, access to this high-grade section of the Grasberg open pit was limited because of a small scale failure (refer to “Outlook” for further discussion). As a result, PT Freeport Indonesia mined ore from the DOZ underground mine and lower grade sections of the Grasberg open pit during September 2008. The decrease in copper and gold sales volumes for the first nine months of 2008 resulted from mining in a lower grade section of the Grasberg open pit during the first half of 2008.

PT Freeport Indonesia’s sales for 2008 are expected to approximate 1.1 billion pounds of copper and 1.1 million ounces of gold, compared with 1.1 billion pounds of copper and 2.2 million ounces of gold for 2007. Copper and gold sales for 2008 are lower than July estimates primarily because of the small scale failure at the Grasberg open pit in early September 2008. Remediation activities at Grasberg have been substantially completed and we regained access in October 2008 to the high-grade material previously restricted. As a result of mining in the higher-grade section of the Grasberg open pit, PT Freeport Indonesia expects sales volumes to approximate 1.3 billion pounds of copper and 2.1 million ounces of gold for 2009.

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

Gross Profit per Pound of Copper/per Ounce of Gold for PT Freeport Indonesia

	Third-Quarter 2008			Third-Quarter 2007
	By-	Co-Product Method		By-	Co-Product Method
	Product			Product
	Method	Copper	Gold	Method	Copper	Gold
Revenues, after adjustments shown below	$2.94	$2.94	$870.08	$3.63	$3.63	$694.95

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.76	1.34	390.55	1.76	1.43	270.62
Gold and silver credits	(0.93)	–	–	(0.90)	–	–
Treatment charges	0.24	0.18	52.81	0.34	0.28	52.65
Royalty on metals	0.12	0.09	26.30	0.10	0.08	15.57
Unit net cash costs	1.19	1.61	469.66	1.30	1.79	338.84
Depreciation and amortization	0.20	0.15	44.45	0.22	0.17	33.13
Noncash and nonrecurring costs, net	0.02	0.02	3.70	0.02	0.02	3.75
Total unit costs	1.41	1.78	517.81	1.54	1.98	375.72
Revenue adjustments, primarily for pricing on
prior period open sales	(0.47)	(0.47)	(8.72)	0.16	0.16	43.81
PT Smelting intercompany profit	0.04	0.03	8.38	0.24	0.19	36.50
Gross profit	$1.10	$0.72	$351.93	$2.49	$2.00	$399.54

Consolidated sales
Copper (millions of recoverable pounds)	264	264		197	197
Gold (thousands of recoverable ounces)			271			234

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	By-	Co-Product Method		By-	Co-Product Method
	Product			Product
	Method	Copper	Gold	Method	Copper	Gold
Revenues, after adjustments shown below	$3.33	$3.33	$897.19	$3.48	$3.48	$668.47

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.84	1.40	379.34	1.10	0.77	146.73
Gold and silver credits	(1.04)	–	–	(1.50)	–	–
Treatment charges	0.28	0.21	57.68	0.35	0.24	46.84
Royalty on metals	0.12	0.09	25.51	0.12	0.09	16.55
Unit net cash costs	1.20	1.70	462.53	0.07	1.10	210.12
Depreciation and amortization	0.21	0.16	42.89	0.17	0.12	22.21
Noncash and nonrecurring costs, net	0.03	0.03	6.85	0.02	0.02	3.43
Total unit costs	1.44	1.89	512.27	0.26	1.24	235.76
Revenue adjustments, primarily for pricing on
prior period open sales	0.13	0.13	9.05	0.04	0.04	1.19
PT Smelting intercompany profit	0.01	0.01	1.38	0.01	0.01	1.56
Gross profit	$2.03	$1.58	$395.35	$3.27	$2.29	$435.46

Consolidated sales
Copper (millions of recoverable pounds)	700	700		948	948
Gold (thousands of recoverable ounces)			757			2,061

Because of the fixed nature of a large portion of PT Freeport Indonesia’s costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period. PT Freeport Indonesia has also experienced significant increases in production costs in recent years primarily as a result of higher energy costs and costs of other consumables, higher mining costs and milling rates, labor costs and other factors. Unit net cash costs, after gold and silver credits, decreased to $1.19 per pound of copper in third-quarter 2008, compared with $1.30 per pound in third-quarter 2007, reflecting higher copper sales volumes ($0.58 per pound decrease) and lower treatment charges ($0.10 per pound decrease). Partly offsetting these decreases were higher input costs ($0.52 per pound increase, including $0.30 per pound for higher mining rates and $0.22 per pound for energy).

Unit net cash costs, after gold and silver credits, increased to $1.20 per pound of copper for the first nine months of 2008, compared with $0.07 per pound for the first nine months of 2007, reflecting lower copper sales volumes ($0.47 per pound increase), lower gold and silver credits ($0.46 per pound increase) associated with lower gold volumes in 2008, and higher input costs ($0.22 per pound increase, including $0.12 per pound for higher mining rates and $0.12 per pound for energy). Partly offsetting these increases were lower treatment charges ($0.07 per pound decrease).

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. Market rates for treatment charges have decreased since 2006 and will vary based on PT Freeport Indonesia’s customer mix. Royalties totaled $32 million in third-quarter 2008 and $87 million for the first nine months of 2008, compared with $20 million in third-quarter 2007 and $117 million for the first nine months of 2007. The reduction in royalties primarily reflects lower copper and gold sales volumes, partly offset by higher metal prices. Assuming average prices of $2.15 per pound of copper and $800 per ounce of gold for fourth-quarter 2008 and achievement of current 2008 sales estimates for PT Freeport Indonesia, royalty costs would total approximately $117 million ($0.11 per pound of copper) in 2008.

Because certain assets are depreciated on a straight-line basis, PT Freeport Indonesia’s unit depreciation rate varies with the level of copper production and sales.

Assuming average copper prices of $2.15 per pound and average gold prices of $800 per ounce for fourth-quarter 2008 and achievement of current 2008 sales estimates, PT Freeport Indonesia estimates that average unit net cash costs, including gold and silver credits, would approximate $0.76 per pound for fourth-quarter 2008 and $1.04 per pound for the year. Each $25 per ounce change in gold prices for fourth-quarter 2008 would have an approximate $0.01 per pound impact on PT Freeport Indonesia’s 2008 unit net cash costs. Because the majority of PT Freeport Indonesia’s costs are fixed, unit costs vary with volumes sold and the price of gold, and are currently projected to be higher during 2008 than in 2007 primarily because of lower projected gold sales volumes.

We expect PT Freeport Indonesia’s unit net cash costs for 2009 to be significantly lower than 2008 levels because of higher gold volumes and by-product credits, as well as reduced commodity-based input costs.

Molybdenum
The Molybdenum segment includes our wholly owned Henderson molybdenum mine in Colorado and related conversion facilities. This segment is an integrated producer of molybdenum, with mining, roasting and processing facilities that produce high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products, which are sold to customers around the world. The Henderson underground mine produces high-purity, chemical-grade molybdenum concentrates, which are typically further processed into value-added molybdenum chemical products. The Molybdenum segment also includes a sales company that purchases and sells molybdenum from our Henderson mine and from our North America and South America copper mines that produce molybdenum as a by-product. Also included in the Molybdenum segment are related conversion facilities that, at times, roast and/or process material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities for processing into a product that is returned to the customer, who pays us for processing their material into the specified products.

The Molybdenum segment also includes our wholly owned Climax molybdenum mine in Colorado, which has been on care-and-maintenance status since 1995. Climax is believed to be the largest, highest-grade and lowest-cost undeveloped molybdenum ore body in the world. On November 10, 2008, we announced the suspension of construction activities associated with the restart of the Climax molybdenum mine (refer to “Development Projects” for further discussion).

In March 2008, the labor agreement covering employees of the Rotterdam conversion plant expired, and we successfully negotiated a new three-year agreement effective April 1, 2008. Additionally, in May 2008, the labor agreement covering employees of the Stowmarket conversion plant expired, and we successfully negotiated a new three-year agreement effective June 1, 2008.

Operating Results. The following discussion of our Molybdenum segment for the nine-month period ended September 30, 2007, combines our historical results with the Phelps Dodge pre-acquisition results for the period January 1, 2007, through March 19, 2007, to reflect a full comparative nine-month period in 2007. As the pre-acquisition results represent the results of this operation under Phelps Dodge management, such combined results are not necessarily indicative of what past results would have been under FCX management or of future operating results.

					Nine Months Ended
	Third-Quarter				September 30,
	2008		2007		2008		2007[a]
Consolidated Operating Data
Molybdenum (millions of recoverable pounds)
Production	13		10		33		30
Sales, excluding purchases	19	[b]	16	[b]	59	[b]	50	[b]
Average realized price per pound	$32.11		$27.89		$31.78		$25.12

Henderson Molybdenum Operations
Ore milled (metric tons per day)	27,800		22,300		26,500		24,000
Average molybdenum ore grade (percent)	0.25		0.25		0.23		0.23
Molybdenum production (millions of recoverable pounds)	13		10		33		30

a.
The Molybdenum operating data for the nine-month period ended September 30, 2007, combines our historical results with the Phelps Dodge pre-acquisition results for the period January 1, 2007, through March 19, 2007. As the pre-acquisition results represent the results of this operation under Phelps Dodge management, such combined results are not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Includes sales of molybdenum produced as a by-product at our North America and South America copper mines.
Consolidated molybdenum sales volumes increased to 19 million pounds in third-quarter 2008 and 59 million pounds for the first nine months of 2008, compared with 16 million pounds in third-quarter 2007 and 50 million pounds for the first nine months of 2007. Consolidated molybdenum sales volumes are expected to approximate 74 million pounds in 2008, compared with 69 million pounds of molybdenum for the combined year 2007. Approximately 85 percent of our expected 2008 molybdenum production is committed for sale throughout the world pursuant to annual or quarterly agreements based primarily on prevailing market prices one month prior to the time of sale. For 2009, approximately 90 percent of our projected molybdenum sales are expected to be priced at prevailing market prices.

Molybdenum markets have been strong in recent years, averaging approximately $30 per pound in 2007 and $33 per pound for the first nine months of 2008. Slowing demand for molybdenum in the metallurgical and chemicals sectors during October 2008 combined with weak global economic conditions and turmoil in credit and financial markets has resulted in a sudden and sharp decline in molybdenum prices in recent weeks.  The Metals Week Molybdenum Dealer Oxide price declined from approximately $30 per pound in mid-October 2008 to $12.00 per pound on November 10, 2008.  In response to these conditions, on November 10, 2008, we announced that we have revised our mine plans at the Henderson molybdenum mine to operate at a reduced rate.  This will result in a reduction in expected annual molybdenum production of approximately 10 million pounds, reflecting a 25 percent reduction in Henderson's approximate annual production.  We are also assessing the potential to curtail by-product molybdenum production at our copper mines.

Unit Net Cash Costs. The following table summarizes the unit net cash costs at our Henderson molybdenum mine. Gross profit per pound of molybdenum for the nine-month period ended September 30, 2007, has been presented on a pro forma basis, which combines our historical results with the Phelps Dodge pre-acquisition results for the period January 1, 2007, through March 19, 2007, and also includes certain pro forma adjustments related to the Henderson molybdenum mine, which assume the acquisition of Phelps Dodge was effective January 1, 2007. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements and in our consolidated pro forma financial information for the nine months ended September 30, 2007 (see Note 2 for consolidated pro forma financial information).

Gross Profit per Pound of Molybdenum for Henderson

			Nine Months Ended
	Third-Quarter		September 30,
	2008	2007	2008	2007
	(Actual)	(Actual)	(Actual)	(Pro forma)[a]
Revenues	$31.21	$28.22	$30.32	$25.22
Site production and delivery, before net noncash
and nonrecurring costs shown below	4.90	4.34	4.99	4.20
Unit net cash costs	4.90	4.34	4.99	4.20
Depreciation, depletion and amortization	4.20	1.83	4.23	3.92	[b]
Noncash and nonrecurring costs, net	0.39	0.53	0.17	0.29
Total unit costs	9.49	6.70	9.39	8.41
Gross profit[c]	$21.72	$21.52	$20.93	$16.81

Consolidated molybdenum sales (millions of
recoverable pounds)	13	10	33	30

a.
For comparative purposes, the nine-month period ended September 30, 2007, has been presented on a pro forma basis, which combines our historical results with the Phelps Dodge pre-acquisition results for the period January 1, 2007, through March 19, 2007, and also includes certain pro forma adjustments, which assume the acquisition of Phelps Dodge was effective January 1, 2007 (refer to note b below for further discussion of the pro forma adjustments). As the pre-acquisition results represent the results of the Henderson operation under Phelps Dodge management, such results are not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Includes pro forma adjustments of $2.30 per pound associated with the impact of increased carrying values for acquired property, plant and equipment at the Henderson molybdenum mine.

c.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum segment includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

Henderson’s unit net cash costs per pound of molybdenum for the third quarter and first nine months of 2008 were higher than the comparable 2007 periods primarily because of higher input costs, including outside services, supplies and energy.

The estimated fair values of acquired property, plant and equipment were based on preliminary estimates for the 2007 periods, with adjustments made until such values were finalized in first-quarter 2008; accordingly, depreciation, depletion and amortization reflect changes in purchase accounting impacts associated with adjustments to the carrying values of these assets.

Assuming achievement of current 2008 sales estimates, we estimate that the 2008 average unit net cash costs for Henderson would approximate $5.00 per pound of molybdenum.

Rod & Refining
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

Atlantic Copper Smelting & Refining
Our investment in smelters serves an important role in our concentrate marketing strategy. PT Freeport Indonesia generally sells, under long-term contracts, approximately one-half of its concentrate production to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder to other customers. Additionally, beginning in 2008, certain of our South America mining operations began selling a portion of their copper concentrate and cathode inventories to Atlantic Copper. Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and our South America mining operations and income to Atlantic Copper and PT Smelting. Through downstream integration, we are assured placement of a significant portion of our concentrate production. Smelting and refining charges consist of a base rate and, in certain contracts, price participation based on copper prices. Higher treatment and refining charges benefit our smelter operations at Atlantic Copper and adversely affect our mining operations in Indonesia and South America. Our North America copper mines are not significantly affected by changes in treatment and refining charges because these operations are fully integrated with our Miami smelter.

Atlantic Copper has a labor contract covering certain employees, which expired in December 2007. The contract has been provisionally extended until a further extension is negotiated.

We defer recognizing profits on PT Freeport Indonesia’s and our South America copper mines’ sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until final sales to third parties occur. Changes in these net deferrals resulted in net additions to net income totaling $33 million ($0.07 per share) in both the third quarter and first nine months of 2008. Changes in these net deferrals resulted in additions to net income totaling $91 million ($0.20 per share) in third-quarter 2007 and a reduction to net income of $11 million ($0.03 per share) in the first nine months of 2007. At September 30, 2008, our net deferred profits on PT Freeport Indonesia’s and the South America copper mines’ inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and minority interests totaled $59 million.

DEVELOPMENT PROJECTS

During recent periods, we have been engaged in capital projects to expand our production volumes, extend our mine lives and develop large-scale underground ore bodies. In addition to the recently completed and current major projects under way, we have also been reviewing properties to evaluate potential expansion opportunities associated with existing ore bodies. In response to the significant change in economic conditions and the recent sharp decline in copper prices, we are deferring several expansion projects, including the incremental expansion projects at Sierrita and Bagdad and the planned restart of the Miami mine. We had previously estimated capital costs of approximately $370 million for these projects and production of 180 million pounds of copper and six million pounds of molybdenum per year beginning in 2010. We have also undertaken a review of all of our capital projects as a result of the sudden downturn in global economic conditions and will be revising our plans to reduce and/or defer capital spending.

Safford. Construction of a major new copper mine in Safford, Arizona, is complete, with copper production being ramped up. The Safford copper mine produces ore from two open-pit mines and includes a SX/EW facility. Safford produced 43 million pounds of copper in third-quarter 2008 and 89 million pounds of copper for the first nine months of 2008. Design capacity of the ore stacking circuit was reached during third-quarter 2008, and progress is being made on leach recovery optimization. We have additional exploration and development potential in this district.

El Abra. We have plans to develop a large sulfide deposit at El Abra that will extend the mine life by over 10 years. Copper production from the sulfides would be expected to average approximately 325 million pounds of copper per year, replacing depleting oxide production. Certain of the existing facilities at El Abra would be used to process the additional sulfide reserves. In March 2008, we received approval of the environmental impact study associated with this project. Total initial capital for the project is estimated to approximate $450 million. We had previously planned to begin development of this project in 2009 to reach full production in 2012. Because of current market conditions, we are assessing the timing of this project.

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

Grasberg Block Cave (and associated Common Infrastructure). In 2004, PT Freeport Indonesia commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. We have completed the feasibility study for the development of the Grasberg block cave, which accounts for over one-third of our reserves in Indonesia, and expect to initiate multi-year mine development activities by year-end 2008. Aggregate mine development capital for the Grasberg block cave (and associated Common Infrastructure) based on a 2008 feasibility study is expected to approximate $3.1 billion to be incurred between 2008 and 2021, with PT Freeport Indonesia’s share totaling approximately $2.8 billion. Approximately $194 million of aggregate project costs has been incurred through September 30, 2008. The timing of the underground Grasberg block cave development will continue to be assessed.

Big Gossan. The Big Gossan underground mine is a high-grade deposit located near PT Freeport Indonesia’s existing milling complex. The Big Gossan mine is being developed as an open-stope mine with backfill consisting of mill tailings and cement, an established mining methodology expected to be higher cost than the block-cave method used at the DOZ mine. Production is currently designed to ramp up to 7,000 metric tons per day in 2011 (average annual aggregate incremental production of 125 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts). The total capital investment for this project is currently estimated at approximately $480 million, of which approximately $300 million has been incurred through September 30, 2008.

Climax. On November 10, 2008, in response to the recent sharp declines in molybdenum prices, we announced the suspension of construction activities associated with the project to restart the Climax molybdenum mine near Leadville, Colorado. While we remain positive on the long-term prospects for the molybdenum business and the future of the Climax mine, construction activities will be suspended in a controlled and sequenced manner in order to maintain the integrity of the work completed to date and to allow for a quick restart of the project pending improvement in market conditions.  Reclamation and environmental projects will continue, and we will preserve the significant Climax reserves and resources for better market conditions.  Approximately $150 million of the $500 million project has been incurred through October 31, 2008, and remaining near-term commitments total $50 million. The project was previously expected to commence production in 2010 ramping up to expected annual production of 30 million pounds of molybdenum per year.  Once a decision is made to resume construction activities, the project would be capable of starting up within a 12 to 18 month time frame.

Tenke Fungurume. We hold an effective 57.75 percent interest in the Tenke Fungurume copper and cobalt mining concessions in the Katanga province of the DRC and are the operator of the project. The initial project at Tenke Fungurume is based on mining and processing ore reserves approximating 100 million metric tons with average ore grades of 2.3 percent copper and 0.3 percent cobalt. We are currently engaged in drilling activities, exploration analyses and metallurgical testing to evaluate the potential of this highly prospective district and expect its ore reserves to increase significantly over time.

Approximately $1.0 billion in aggregate project costs have been incurred to date. Construction activities are being advanced with current activities focused on concrete placement, steel tank erection, structural steel and infrastructure development, including shops, warehouses and extensive social and regional infrastructure programs. All long lead-

time equipment has been ordered, and initial production is targeted during the second half of 2009. Annual production in the initial years is expected to approximate 250 million pounds of copper and 18 million pounds of cobalt. We expect the results of drilling activities will enable significant future expansion of initial production rates. The timing of these expansions will depend on a number of factors, including general economic and market conditions.

We are responsible for funding 70 percent of project development costs and are also responsible for financing our partner’s share of certain project overruns. A capital cost review prepared in April 2008 indicated estimated capital costs of approximately $1.75 billion for this project (approximately $1.9 billion including loans to a third-party government agency for power development). These estimates include substantial amounts for infrastructure to support a larger-scale operation than the initial phase of the project, including the provision for expanded electrical power-generating capacity and improved power reliability for the region. The regional power infrastructure investment is estimated at approximately $175 million, the majority of which is expected to be funded through a loan to the DRC state power authority.

In response to recent global economic conditions, we are seeking opportunities to defer certain expenditures not required for the initial project. This may affect the timing of near-term expenditures although we continue to expect that development of this high-potential resource will require substantial additional investments.

In February 2008, Tenke Fungurume Mining (TFM), in which we own a 57.75 percent interest, received a letter from the Ministry of Mines, Government of the DRC, seeking comment on proposed material modifications to the mining contracts for the TFM concession, including the amount of transfer payments payable to the government, the government’s percentage ownership and involvement in the management of the mine, regularization of certain matters under Congolese law and the implementation of social plans. We responded to this letter indicating that our mining contracts were negotiated transparently and approved by the Government of the DRC following extended negotiations, and we believe they are fair and equitable, comply with Congolese law and are enforceable without modifications. As part of the mining contract review process, we met with a representative of La Generale des Carrieres et des Mines (Gecamines), which is wholly owned by the DRC government and owns a 17.5 percent interest in TFM, and a representative of the DRC government in October 2008 to discuss the proposed modifications. Our response at that meeting was consistent with our response to the February letter, and we will continue to work cooperatively with the government to resolve these matters while continuing with our project development activities.

In March 2008, the labor agreement covering employees at Tenke Fungurume expired, and Tenke Fungurume and its workers successfully negotiated a new two-year agreement effective May 22, 2008.

During October 2008, fighting between rebel groups and the national Congolese army erupted and continues to escalate in the eastern province of North Kivu of the DRC, which is more than 1,000 kilometers from our project site and not easily accessible by road. This conflict has resulted in increased instability in the DRC. We will continue to monitor the situations while continuing with our development project.

EXPLORATION ACTIVITIES

We are conducting exploration activities near our existing mines with a focus on opportunities to expand reserves that will support additional future production capacity in the large mineral districts where we currently operate. Drilling activities have been significantly expanded over the last 12 months and involve drilling adjacent to existing ore bodies. The number of drill rigs has been expanded from 26 in March 2007 to approximately 100 currently. Aggregate exploration expenditures for the full year 2008 are expected to approximate $275 million. In response to market conditions, we expect to reduce exploration expenditures in future periods. The information obtained in the 2008 program will allow us to better evaluate our ore bodies and develop plans for the future.

Results to date have been positive, providing opportunities for significant potential reserve additions at our North America sites, at Cerro Verde in South America and in the high potential Tenke district.

In Indonesia, we have continued to pursue exploration, including testing extensions of the Deep Grasberg and Kucing Liar mine complex, evaluating the resource below the depleted Ertsberg pit for potential resumption of open pit mining and evaluating targets in the area between the Ertsberg East and Grasberg mineral systems from the new Common Infrastructure tunnels.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our production levels, production costs, cash payments for income taxes and interest, other working capital changes and other factors. With weakened economic conditions in September and October 2008, there is significant uncertainty about the near-term price outlook for our principal products. While we view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy, we are responding to the sudden downturn and uncertain near-term outlook. Operating plans are being revised to target reductions in costs, defer or eliminate capital projects, defer exploration expenditures and potentially curtail production at high-cost operations. Refer to “Recent Events” for further discussion.

We have a $1.5 billion revolving credit facility which matures in March 2012. At September 30, 2008, no amounts were drawn and availability totaled approximately $1.4 billion after considering outstanding letters of credit. We plan to use the facility from time to time for working capital and short term funding requirements but do not intend to use the facility for long-term funding items. We will continue to monitor the capital markets for additional long-term funding opportunities but under current conditions, such opportunities are costly and limited.

Cash and Cash Equivalents
At September 30, 2008, we had consolidated cash and cash equivalents of $1.2 billion. The following table reflects the U.S. and international components of consolidated cash and cash equivalents at September 30, 2008, and December 31, 2007 (in billions):

	September 30,	December 31,
	2008	2007
Cash at parent company[a]	$0.4	$0.3
Cash at international operations	0.8	1.3
Total consolidated cash and cash equivalents	1.2	1.6
Less: Minority interests’ share	(0.2)	(0.3)
Cash, net of minority interests’ share	1.0	1.3
Withholding and other taxes if distributed[b]	(0.2)	(0.2)
Net cash available to FCX	$0.8	$1.1

a.	Includes cash at our North America operations.

b.	Cash at our international operations is subject to foreign withholding taxes of up to 22 percent upon repatriation into the U.S.

Operating Activities
We generated operating cash flows totaling $3.2 billion for the first nine months of 2008, which is net of $1.5 billion used for working capital requirements. Operating cash flows for the first nine months of 2007 totaled $4.9 billion, including $628 million from working capital sources. Operating cash flows for the first nine months of 2008 were lower than the comparable 2007 period reflecting significantly higher working capital requirements, including $598 million to settle the 2007 copper price protection program contract and $464 million of higher income tax payments.

Consolidated revenues, operating cash flows and net income vary significantly with fluctuations in the market prices of copper, gold and molybdenum, sales volumes and other factors. Based on projected consolidated sales volumes (refer to “Outlook”) for 2008 and assuming average prices of $2.15 per pound of copper, $800 per ounce of gold and $27 per pound of molybdenum for fourth-quarter 2008, our consolidated operating cash flows would be in excess of $3.5 billion in 2008. Each $0.20 per pound change in copper prices in fourth-quarter 2008 would have an approximate $250 million impact on 2008 operating cash flows, including the impact of provisionally priced copper sales.

In response to the significant decline in copper prices during September and October 2008, we are revising our operating plans to reduce costs and potentially curtail production at high-cost operations.

Investing Activities
Capital expenditures, including capitalized interest, totaled $1.9 billion for the first nine months of 2008, compared with $1.1 billion for the first nine months of 2007. The increase in capital expenditures for the first nine months of 2008 primarily reflected a full nine months of capital spending associated with Phelps Dodge operations in 2008, and also reflected higher costs associated with our major development projects, which totaled approximately $1.1 billion for the first nine months of 2008 (refer to "Development Projects" for further discussion of these projects).

Capital expenditures are expected to approximate $2.7 billion for 2008, including $1.6 billion for major projects.  In response to the recent significant change in economic conditions and sharp decline in copper and molybdenum prices, we are revising our capital spending plans. Our capital spending plans for 2009 are also being revised to defer capital spending and will be significantly reduced from our current estimate of approximately $2.3 billion.

Financing Activities
Total debt approximated $7.2 billion at September 30, 2008, and December 31, 2007. At September 30, 2008, we had no borrowings and $63 million of letters of credit issued, resulting in total availability of approximately $1.4 billion under our revolving credit facilities. Our $1.5 billion revolving credit facilities contain restrictions on the amount available for dividend payments, purchases of our common stock and certain debt prepayments. With the repayment of the $10 billion of term loans at year-end 2007, these restrictions do not apply as long as availability under the revolvers plus domestic cash exceeds $750 million. As of September 30, 2008, we had availability under the revolvers plus available domestic cash totaling approximately $1.9 billion.

During first-quarter 2008, we purchased in the open market $33 million of our 9.5% Senior Notes for $46 million.

In April 2008, Standard & Poor’s Rating Services and Fitch Ratings raised our corporate credit rating and the ratings on our unsecured debt to BBB- (investment grade). As a result of the upgrade of our unsecured notes to investment grade, the restricted payment covenants contained in our $6.0 billion in senior notes used to finance the acquisition of Phelps Dodge and 6⅞% Senior Notes have been suspended. To the extent the rating is downgraded below investment grade, the covenants would again be effective.

On July 21, 2008, our Board of Directors approved an increase in the open-market share purchase program for up to 30 million shares. During third-quarter 2008, we acquired 6.3 million shares for approximately $500 million ($79.15 per share average), and 23.7 million shares remain available under this program. Because of recent financial market turmoil and the sharp decline in commodity prices, we have not purchased any of our common shares since September 15, 2008, and do not anticipate purchasing shares of our common stock in the near term. The timing of future purchases of our common stock is dependent on many factors, including the price of our common shares, our operating results, cash flows and financial position, copper, gold and molybdenum prices, and general economic and market conditions.

For the first nine months of 2008, common stock dividends paid totaled $504 million. In December 2007, our Board of Directors increased our annual cash dividend on our common stock to $1.75 per share and on July 21, 2008, our Board of Directors increased our annual cash dividend on our common stock to its current rate of $2.00 per share, paid at a quarterly rate of $0.50 per share. On September 25, 2008, FCX declared a regular quarterly dividend of $0.50 per share of common stock, which was paid on November 1, 2008, to common shareholders of record at the close of business on October 15, 2008. The declaration and payment of dividends is at the discretion of our Board of Directors. The Board of Directors reviews our dividend and financial policy on an ongoing basis and will be reviewing the impact of the recent decline in commodity prices on our operating and financial plans. The amount of our cash dividend on our common stock is dependent upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. Based on outstanding common shares on September 30, 2008, and annual cash dividends of $2.00 per share, our annual common stock dividends approximate $755 million.

For the first nine months of 2008, preferred stock dividends paid totaled $191 million representing dividends on our 5½% Convertible Perpetual Preferred Stock and 6¾% Mandatory Convertible Preferred Stock. Annual preferred stock dividends on our 5½% Convertible Perpetual Preferred Stock and 6¾% Mandatory Convertible Preferred Stock total approximately $255 million.

Each share of our 5½% Convertible Perpetual Preferred Stock was initially convertible into 18.8019 shares of our common stock. The conversion rate is adjustable upon the occurrence of certain events, including the payment in any quarter of common stock dividends exceeding $0.20 per share. As a result of the quarterly and supplemental common stock dividends paid through November 1, 2008, each share of preferred stock is now convertible into 21.5305 shares of FCX common stock, or an aggregate of approximately 24 million shares of FCX common stock. We currently have 1.1 million shares of our 5½% Convertible Perpetual Preferred Stock outstanding. Beginning March 30, 2009, we may redeem shares of the 5½% Convertible Perpetual Preferred Stock by paying cash, our common stock or any combination thereof for $1,000 per share plus unpaid dividends, but only if our common stock has exceeded 130 percent of the conversion price for at least 20 trading days within a period of 30 consecutive trading days immediately preceding the notice of redemption. On September 25, 2008, FCX declared a regular quarterly dividend of $13.75 per share of FCX’s 5½% Convertible Perpetual Preferred Stock, which was paid on November 1, 2008, to shareholders of record at the close of business on October 15, 2008.

In March 2007, we sold 28.75 million shares of 6¾% Mandatory Convertible Preferred Stock, which will automatically convert on May 1, 2010, into shares of FCX common stock. The preferred stock was initially convertible into between 1.3605 and 1.6327 shares of our common stock, depending on the applicable market value of our common stock. The conversion rate is adjustable upon the occurrence of certain events, including the payment in any quarter of common stock dividends exceeding $0.3125 per share; however, adjustments required as a result of dividends that do not exceed one percent are carried forward and must be made no later than August 1 of each year. As a result of the quarterly common stock dividends paid through November 1, 2008, each share of preferred stock is now convertible into between 1.3654 and 1.6386 shares of FCX common stock, and holders may elect to convert at any time prior to May 1, 2010, at a conversion rate equal to 1.3654 shares of common stock, or an aggregate of approximately 39 million shares. On September 25, 2008, FCX declared a regular quarterly dividend of $1.6875 per share of FCX’s 6¾% Mandatory Convertible Preferred Stock, which was paid on November 1, 2008, to shareholders of record at the close of business on October 15, 2008.

Cash dividends paid to minority interests totaled $714 million for the first nine months of 2008 and $440 million for the first nine months of 2007 reflecting dividends paid to the minority interest owners of PT Freeport Indonesia and of our South America copper mines.

CONTRACTUAL OBLIGATIONS

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

NEW ACCOUNTING STANDARDS

Refer to Note 9 for discussion of new accounting standards.

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

In both the by-product and the co-product method calculations, we show adjustments to copper revenues for prior period open sales as separate line items. Because the copper pricing adjustments do not result from current period sales, we have reflected these separately from revenues on current period sales. Noncash and nonrecurring costs consist of items such as stock-based compensation costs, LCM inventory adjustments, write-offs of equipment or unusual charges. They are removed from site production and delivery costs in the calculation of unit net cash costs. As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. In addition, for comparative purposes, we have presented the calculation for the North America copper mines, South America copper mines and Henderson molybdenum mine for the nine-month period ended September 30, 2007, on a pro forma basis, which combines our historical results with the Phelps Dodge pre-acquisition results for the period January 1, 2007, through March 19, 2007, and also includes certain pro forma adjustments, which assume the acquisition of Phelps Dodge was effective January 1, 2007. As the pre-acquisition results represent the results of the North America and South America copper mines and the Molybdenum operations under Phelps Dodge management, such results are not necessarily indicative of what past results would have been under FCX management or of future operating results. Presentations under both the by-product and co-product methods are shown below together with reconciliations to amounts reported in our consolidated financial statements and in our consolidated pro forma financial information for the nine months ended September 30, 2007 (refer to Note 2 for consolidated pro forma information).

North America Copper Mines Product Revenues and Production Costs

Three Months Ended September 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenum [a]	Other [b]	Total
Revenues, after adjustments shown below	$1,236	$1,236	$231	$22	$1,489

Site production and delivery, before net noncash
and nonrecurring costs shown below	747	648	105	11	764
By-product credits[a]	(236)	–	–	–	–
Treatment charges	32	31	–	1	32
Net cash costs	543	679	105	12	796
Depreciation, depletion and amortization	188	167	19	2	188
Noncash and nonrecurring costs, net	33 [c]	31 [c]	1	1	33
Total costs	764	877	125	15	1,017
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	(83)	(83)	–	–	(83)
Idle facility and other non-inventoriable costs	(16)	(15)	(1)	–	(16)
Gross profit	$373	$261	$105	$7	$373

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Totals presented above	$1,489	$764	$188
Net noncash and nonrecurring costs per above	N/A	33	N/A
Treatment charges per above	N/A	32	N/A
Revenue adjustments, primarily for pricing on prior
period open sales and hedging per above	(83)	N/A	N/A
Eliminations and other	(4)	18	6
North America copper mines	1,402	847	194
South America copper mines	1,008	497	123
Indonesia mining	802	470	52
Molybdenum	683	417	52
Rod & Refining	1,485	1,478	2
Atlantic Copper Smelting & Refining	625	611	9
Corporate, other & eliminations	(1,389)	(1,446)	10
As reported in FCX’s consolidated financial statements	$4,616	$2,874	$442

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

c.	Includes charges totaling $16 million for LCM inventory adjustments primarily at our Tyrone mine.

Three Months Ended September 30, 2007
	By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenum [a]	Other [b]	Total
Revenues, after adjustments shown below	$1,307	$1,307	$245	$14	$1,566

Site production and delivery, before net noncash
and nonrecurring costs shown below	528	459	74	7	540
By-product credits[a]	(247)	–	–	–	–
Treatment charges	34	33	–	1	34
Net cash costs	315	492	74	8	574
Depreciation, depletion and amortization[c]	175	155	19	1	175
Noncash and nonrecurring costs, net[c]	166	161	2	3	166
Total costs	656	808	95	12	915
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	(43)	(43)	–	–	(43)
Idle facility and other non-inventoriable costs	(8)	(9)	–	1	(8)
Gross profit	$600	$447	$150	$3	$600

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Totals presented above	$1,566	$540	$175
Net noncash and nonrecurring costs per above	N/A	166	N/A
Treatment charges per above	N/A	34	N/A
Revenue adjustments, primarily for pricing on prior
period open sales and hedging per above	(43)	N/A	N/A
Eliminations and other	3	47	3
North America copper mines	1,526	787	178
South America copper mines	1,368	455	94
Indonesia mining	837	351	43
Molybdenum	519	380	22
Rod & Refining	1,736	1,726	3
Atlantic Copper Smelting & Refining	688	674	8
Corporate, other & eliminations	(1,608)	(1,711)	8
As reported in FCX’s consolidated financial statements	$5,066	$2,662	$356

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

c.
The estimated fair values of acquired inventory and property, plant and equipment were based on preliminary estimates during 2007, with adjustments made until such values were finalized in first-quarter 2008. Additionally, the inventory impacts on noncash and nonrecurring costs were mostly realized during 2007.

Nine Months Ended September 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenum [a]	Other [b]	Total
Revenues, after adjustments shown below	$3,721	$3,721	$720	$59	$4,500

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,936	1,684	265	26	1,975
By-product credits[a]	(740)	–	–	–	–
Treatment charges	100	97	–	3	100
Net cash costs	1,296	1,781	265	29	2,075
Depreciation, depletion and amortization	551	490	56	5	551
Noncash and nonrecurring costs, net	83 [c]	79 [c]	3	1	83
Total costs	1,930	2,350	324	35	2,709
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	(28)	(28)	–	–	(28)
Idle facility and other non-inventoriable costs	(43)	(42)	(1)	–	(43)
Gross profit	$1,720	$1,301	$395	$24	$1,720

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Totals presented above	$4,500	$1,975	$551
Net noncash and nonrecurring costs per above	N/A	83	N/A
Treatment charges per above	N/A	100	N/A
Revenue adjustments, primarily for pricing on prior
period open sales and hedging per above	(28)	N/A	N/A
Eliminations and other	(3)	58	14
North America copper mines	4,469	2,216	565
South America copper mines	4,043	1,391	380
Indonesia mining	2,870	1,308	145
Molybdenum	2,117	1,298	160
Rod & Refining	4,856	4,831	5
Atlantic Copper Smelting & Refining	2,014	1,960	27
Corporate, other & eliminations	(4,640)	(4,688)	40
As reported in FCX’s consolidated financial statements	$15,729	$8,316	$1,322

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

c.	Includes charges totaling $22 million for LCM inventory adjustments primarily at our Tyrone mine.

Nine Months Ended September 30, 2007 (Pro Forma)[a]
	By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenum [b]		Other [c]	Total
Revenues, after adjustments shown below	$3,244	$3,244	$658		$43	$3,945

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,398	1,204	226		19	1,449
By-product credits[b]	(650)	–	–		–	–
Treatment charges	85	83	–		2	85
Net cash costs	833	1,287	226		21	1,534
Depreciation, depletion and amortization	475 [d]	404 [d]	68	[d]	3	475
Noncash and nonrecurring costs, net	400 [e]	372 [e]	13	[e]	15	400
Total costs	1,708	2,063	307		39	2,409
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	(173)	(173)	–		–	(173)
Idle facility and other non-inventoriable costs	(26)	(26)	–		–	(26)
Gross profit	$1,337	$982	$351		$4	$1,337

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Totals presented above	$3,945	$1,449	$475
Net noncash and nonrecurring costs per above	N/A	400	N/A
Treatment charges per above	N/A	85	N/A
Revenue adjustments, primarily for pricing on prior
period open sales and hedging per above	(173)	N/A	N/A
North America copper mines	3,772	1,934	475
South America copper mines	3,622	1,248	347
Indonesia mining	4,308	1,064	158
Molybdenum	1,481	1,143	127
Rod & Refining	5,078	5,049	8
Atlantic Copper Smelting & Refining	1,761	1,709	27
Eliminations and other	(4,883)	(4,716)	40
As reported in FCX’s pro forma consolidated
financial results[f]	$15,139	$7,431	$1,182

a.
For comparative purposes, the nine-month period ended September 30, 2007, has been presented on a pro forma basis, which combines our historical results with the Phelps Dodge pre-acquisition results for the period January 1, 2007, through March 19, 2007, and also includes certain pro forma adjustments, which assume the acquisition of Phelps Dodge was effective January 1, 2007 (refer to notes d and e below for further discussion of the pro forma adjustments). As the pre-acquisition results represent the results of the North America copper mines under Phelps Dodge management, such results are not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

c.	Includes gold and silver product revenues and production costs.

d.
Includes pro forma adjustments of $116 million for copper on a by-product basis, $95 million for copper on a co-product basis and $21 million for molybdenum on a co-product basis associated with the impact of increased carrying values for acquired property, plant and equipment at the North America copper mines.

e.
Includes pro forma adjustments of $65 million for copper on a by-product basis, $53 million for copper on a co-product basis and $12 million for molybdenum on a co-product basis associated with the impact of increased carrying values for acquired metal inventories at the North America copper mines.

f.	Refer to Note 2 for consolidated pro forma financial information for the nine months ended September 30, 2007.

South America Copper Mines Product Revenues and Production Costs

Three Months Ended September 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper	Other [a]	Total
Revenues, after adjustments shown below	$1,181	$1,181	$62	$1,243

Site production and delivery, before net noncash
nonrecurring costs shown below	476	457	28	485
By-product credits	(58)	–	–	–
Treatment charges	36	36	–	36
Net cash costs	454	493	28	521
Depreciation, depletion and amortization	122	117	5	122
Noncash and nonrecurring costs, net	13	8	–	8
Total costs	589	618	33	651
Revenue adjustments, primarily for pricing on prior
period open sales	(198)	(198)	–	(198)
Other non-inventoriable costs	(5)	(4)	(1)	(5)
Gross profit	$389	$361	$28	$389

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Totals presented above	$1,243	$485	$122
Net noncash and nonrecurring costs per above	N/A	8	N/A
Less: Treatment charges per above	(36)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	(198)	N/A	N/A
Purchased metal	26	23	N/A
Eliminations and other	(27)	(19)	1
South America copper mines	1,008	497	123
North America copper mines	1,402	847	194
Indonesia mining	802	470	52
Molybdenum	683	417	52
Rod & Refining	1,485	1,478	2
Atlantic Copper Smelting & Refining	625	611	9
Corporate, other & eliminations	(1,389)	(1,446)	10
As reported in FCX’s consolidated financial statements	$4,616	$2,874	$442

a.	Includes gold, silver and molybdenum product revenues and production costs.

Three Months Ended September 30, 2007
	By-Product	Co-Product Method
(In millions)	Method	Copper	Other [a]	Total
Revenues, after adjustments shown below	$1,361	$1,361	$36	$1,397

Site production and delivery, before net noncash
nonrecurring costs shown below	369	359	15	374
By-product credits	(31)	–	–	–
Treatment charges	90	87	3	90
Net cash costs	428	446	18	464
Depreciation, depletion and amortization[b]	94	91	3	94
Noncash and nonrecurring costs, net[b]	77	79	(2)	77
Total costs	599	616	19	635
Revenue adjustments, primarily for pricing on prior
period open sales	41	41	–	41
Other non-inventoriable costs	(7)	(7)	–	(7)
Gross profit	$796	$779	$17	$796

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Totals presented above	$1,397	$374	$94
Net noncash and nonrecurring costs per above	N/A	77	N/A
Less: Treatment charges per above	(90)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	41	N/A	N/A
Purchased metal	43	43	N/A
Eliminations and other	(23)	(39)	–
South America copper mines	1,368	455	94
North America copper mines	1,526	787	178
Indonesia mining	837	351	43
Molybdenum	519	380	22
Rod & Refining	1,736	1,726	3
Atlantic Copper Smelting & Refining	688	674	8
Corporate, other & eliminations	(1,608)	(1,711)	8
As reported in FCX’s consolidated financial statements	$5,066	$2,662	$356

a.	Includes gold and silver product revenues and production costs.

b.
The estimated fair values of acquired inventory and property, plant and equipment were based on preliminary estimates during 2007, with adjustments made until such values were finalized in first-quarter 2008.

Nine Months Ended September 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper	Other [a]	Total
Revenues, after adjustments shown below	$3,794	$3,794	$167	$3,961

Site production and delivery, before net noncash
nonrecurring costs shown below	1,294	1,247	65	1,312
By-product credits	(154)	–	–	–
Treatment charges	180	180	–	180
Net cash costs	1,320	1,427	65	1,492
Depreciation, depletion and amortization	379	365	14	379
Noncash and nonrecurring costs, net	69	64	–	64
Total costs	1,768	1,856	79	1,935
Revenue adjustments, primarily for pricing on prior
period open sales	232	232	–	232
Other non-inventoriable costs	(24)	(22)	(2)	(24)
Gross profit	$2,234	$2,148	$86	$2,234

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Totals presented above	$3,961	$1,312	$379
Net noncash and nonrecurring costs per above	N/A	64	N/A
Less: Treatment charges per above	(180)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	232	N/A	N/A
Purchased metal	191	188	N/A
Eliminations and other	(161)	(173)	1
South America copper mines	4,043	1,391	380
North America copper mines	4,469	2,216	565
Indonesia mining	2,870	1,308	145
Molybdenum	2,117	1,298	160
Rod & Refining	4,856	4,831	5
Atlantic Copper Smelting & Refining	2,014	1,960	27
Corporate, other & eliminations	(4,640)	(4,688)	40
As reported in FCX’s consolidated financial statements	$15,729	$8,316	$1,322

a.	Includes gold, silver and molybdenum product revenues and production costs.

Nine Months Ended September 30, 2007 (Pro Forma)[a]
	By-Product	Co-Product Method
(In millions)	Method	Copper		Other [b]	Total
Revenues, after adjustments shown below	$3,544	$3,544		$86	$3,630

Site production and delivery, before net noncash
nonrecurring costs shown below	903	877		34	911
By-product credits	(78)	–		–	–
Treatment charges	215	212		3	215
Net cash costs	1,040	1,089		37	1,126
Depreciation, depletion and amortization	347 [c]	338	[c]	9	347
Noncash and nonrecurring costs, net	146 [d]	147	[d]	(1)	146
Total costs	1,533	1,574		45	1,619
Revenue adjustments, primarily for pricing on prior
period open sales	16	17		(1)	16
Other non-inventoriable costs	(21)	(20)		(1)	(21)
Gross profit	$2,006	$1,967		$39	$2,006

Reconciliation to Amounts Reported
(In millions)		Production		Depreciation,
		and		Depletion and
	Revenues	Delivery		Amortization
Totals presented above	$3,630	$911		$347
Net noncash and nonrecurring costs per above	N/A	146		N/A
Less: Treatment charges per above	(215)	N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	16	N/A		N/A
Purchased metal	191	191		N/A
South America copper mines	3,622	1,248		347
North America copper mines	3,772	1,934		475
Indonesia mining	4,308	1,064		158
Molybdenum	1,481	1,143		127
Rod & Refining	5,078	5,049		8
Atlantic Copper Smelting & Refining	1,761	1,709		27
Eliminations and other	(4,883)	(4,716)		40
As reported in FCX’s pro forma consolidated financial results[e]	$15,139	$7,431		$1,182

a.
For comparative purposes, the nine-month period ended September 30, 2007, has been presented on a pro forma basis, which combines our historical results with the Phelps Dodge pre-acquisition results for the period January 1, 2007, through March 19, 2007, and also includes certain pro forma adjustments, which assume the acquisition of Phelps Dodge was effective January 1, 2007 (refer to notes c and d below for further discussion of the pro forma adjustments). As the pre-acquisition results represent the results of the South America copper mines under Phelps Dodge management, such results are not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Includes gold and silver product revenues and production costs.

c.
Includes pro forma adjustments of $56 million for copper on a by-product basis and $54 million for copper on a co-product basis associated with the impact of increased carrying values for acquired property, plant and equipment at the South America copper mines.

d.
Includes pro forma adjustments of $2 million for copper on both a by-product and co-product basis associated with the impact of increased carrying values for acquired metal inventories at the South America copper mines.

e.	Refer to Note 2 for consolidated pro forma financial information for the nine months ended September 30, 2007.

Indonesia Mining Product Revenues and Production Costs

Three Months Ended September 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper	Gold	Silver	Total
Revenues, after adjustments shown below	$783	$783	$233	$11	$1,027

Site production and delivery, before net noncash
and nonrecurring costs shown below	466	355	106	5	466
Gold and silver credits	(244)	–	–	–	–
Treatment charges	63	48	14	1	63
Royalty on metals	32	24	8	–	32
Net cash costs	317	427	128	6	561
Depreciation and amortization	52	40	12	–	52
Noncash and nonrecurring costs, net	4	3	1	–	4
Total costs	373	470	141	6	617
Revenue adjustments, primarily for pricing on prior
period open sales	(130)	(130)	–	–	(130)
PT Smelting intercompany profit	10	8	2	–	10
Gross profit	$290	$191	$94	$5	$290

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Totals presented above	$1,027	$466	$52
Net noncash and nonrecurring costs per above	N/A	4	N/A
Less: Treatment charges per above	(63)	N/A	N/A
Less: Royalty per above	(32)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	(130)	N/A	N/A
Indonesia mining	802	470	52
North America copper mines	1,402	847	194
South America copper mines	1,008	497	123
Molybdenum	683	417	52
Rod & Refining	1,485	1,478	2
Atlantic Copper Smelting & Refining	625	611	9
Corporate, other & eliminations	(1,389)	(1,446)	10
As reported in FCX’s consolidated financial statements	$4,616	$2,874	$442

Three Months Ended September 30, 2007
	By-Product	Co-Product Method
(In millions)	Method	Copper	Gold	Silver	Total
Revenues, after adjustments shown below	$769	$769	$173	$5	$947

Site production and delivery, before net noncash
and nonrecurring costs shown below	347	282	63	2	347
Gold and silver credits	(178)	–	–	–	–
Treatment charges	67	55	12	–	67
Royalty on metals	20	16	4	–	20
Net cash costs	256	353	79	2	434
Depreciation and amortization	43	35	8	–	43
Noncash and nonrecurring costs, net	4	3	1	–	4
Total costs	303	391	88	2	481
Revenue adjustments, primarily for pricing on prior
period open sales	(23)	(23)	–	–	(23)
PT Smelting intercompany profit	47	38	9	–	47
Gross profit	$490	$393	$94	$3	$490

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Totals presented above	$947	$347	$43
Net noncash and nonrecurring costs per above	N/A	4	N/A
Less: Treatment charges per above	(67)	N/A	N/A
Less: Royalty per above	(20)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	(23)	N/A	N/A
Indonesia mining	837	351	43
North America copper mines	1,526	787	178
South America copper mines	1,368	455	94
Molybdenum	519	380	22
Rod & Refining	1,736	1,726	3
Atlantic Copper Smelting & Refining	688	674	8
Corporate, other & eliminations	(1,608)	(1,711)	8
As reported in FCX’s consolidated financial statements	$5,066	$2,662	$356

Nine Months Ended September 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper	Gold	Silver	Total
Revenues, after adjustments shown below	$2,344	$2,344	$686	$40	$3,070

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,285	981	287	17	1,285
Gold and silver credits	(726)	–	–	–	–
Treatment charges	195	149	44	2	195
Royalty on metals	87	67	19	1	87
Net cash costs	841	1,197	350	20	1,567
Depreciation and amortization	145	110	33	2	145
Noncash and nonrecurring costs, net	23	18	5	–	23
Total costs	1,009	1,325	388	22	1,735
Revenue adjustments, primarily for pricing on prior
period open sales	82	82	–	–	82
PT Smelting intercompany profit	5	4	1	–	5
Gross profit	$1,422	$1,105	$299	$18	$1,422

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Totals presented above	$3,070	$1,285	$145
Net noncash and nonrecurring costs per above	N/A	23	N/A
Less: Treatment charges per above	(195)	N/A	N/A
Less: Royalty per above	(87)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	82	N/A	N/A
Indonesia mining	2,870	1,308	145
North America copper mines	4,469	2,216	565
South America copper mines	4,043	1,391	380
Molybdenum	2,117	1,298	160
Rod & Refining	4,856	4,831	5
Atlantic Copper Smelting & Refining	2,014	1,960	27
Corporate, other & eliminations	(4,640)	(4,688)	40
As reported in FCX’s consolidated financial statements	$15,729	$8,316	$1,322

Nine Months Ended September 30, 2007
	By-Product	Co-Product Method
(In millions)	Method	Copper	Gold	Silver	Total
Revenues, after adjustments shown below	$3,325	$3,325	$1,380	$41	$4,746

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,040	729	302	9	1,040
Gold and silver credits	(1,421)	–	–	–	–
Treatment charges	332	232	97	3	332
Royalty on metals	117	82	34	1	117
Net cash costs	68	1,043	433	13	1,489
Depreciation and amortization	158	111	46	1	158
Noncash and nonrecurring costs, net	24	17	7	–	24
Total costs	250	1,171	486	14	1,671
Revenue adjustments, primarily for pricing on prior
period open sales	11	11	–	–	11
PT Smelting intercompany profit	11	8	3	–	11
Gross profit	$3,097	$2,173	$897	$27	$3,097

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Totals presented above	$4,746	$1,040	$158
Net noncash and nonrecurring costs per above	N/A	24	N/A
Less: Treatment charges per above	(332)	N/A	N/A
Less: Royalty per above	(117)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	11	N/A	N/A
Indonesia mining	4,308	1,064	158
North America copper mines	2,835	1,552	328
South America copper mines	2,869	874	258
Molybdenum	1,034	838	47
Rod & Refining	3,781	3,757	6
Atlantic Copper Smelting & Refining	1,761	1,709	27
Corporate, other & eliminations	(3,833)	(3,689)	22
As reported in FCX’s consolidated financial statements	$12,755	$6,105	$846

Henderson Molybdenum Mine Product Revenues and Production Costs

	Three Months Ended
	September 30,
(In millions)	2008	2007
Revenues	$394	$278

Site production and delivery, before net noncash
and nonrecurring costs shown below	62	43
Net cash costs	62	43
Depreciation, depletion and amortization[a]	53	18
Noncash and nonrecurring costs, net	5	5
Total costs	120	66
Gross profit[b]	$274	$212

Reconciliation to Amounts Reported
(In millions)		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Three Months Ended September 30, 2008
Totals presented above	$394	$62	$53
Net noncash and nonrecurring costs per above	N/A	5	N/A
Henderson mine	394	67	53
Other molybdenum operations and eliminations[c]	289	350	(1)
Molybdenum	683	417	52
North America copper mines	1,402	847	194
South America copper mines	1,008	497	123
Indonesia mining	802	470	52
Rod & Refining	1,485	1,478	2
Atlantic Copper Smelting & Refining	625	611	9
Corporate, other & eliminations	(1,389)	(1,446)	10
As reported in FCX’s consolidated financial statements	$4,616	$2,874	$442

Three Months Ended September 30, 2007
Totals presented above	$278	$43	$18
Net noncash and nonrecurring costs per above	N/A	5	N/A
Henderson mine	278	48	18
Other molybdenum operations and eliminations[c]	241	332	4
Molybdenum	519	380	22
North America copper mines	1,526	787	178
South America copper mines	1,368	455	94
Indonesia mining	837	351	43
Rod & Refining	1,736	1,726	3
Atlantic Copper Smelting & Refining	688	674	8
Corporate, other & eliminations	(1,608)	(1,711)	8
As reported in FCX’s consolidated financial statements	$5,066	$2,662	$356

a.	The estimated fair values of acquired property, plant and equipment were based on preliminary estimates during 2007, with adjustments made until such values were finalized in first-quarter 2008.

b.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum segment includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

c.	Primarily includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced as a by-product at our North America and South America copper mines.

	Nine Months Ended
	September 30,
	2008	2007
(In millions)	(Actual)	(Pro Forma)[a]
Revenues	$997	$741

Site production and delivery, before net noncash
and nonrecurring costs shown below	164	123
Net cash costs	164	123
Depreciation, depletion and amortization	139	116	[b]
Noncash and nonrecurring costs, net	6	8
Total costs	309	247
Gross profit[c]	$688	$494

Reconciliation to Amounts Reported		Production	Depreciation,
(In millions)		and	Depletion and
	Revenues	Delivery	Amortization
Nine Months Ended September 30, 2008
Totals presented above	$997	$164	$139
Net noncash and nonrecurring costs per above	N/A	6	N/A
Henderson mine	997	170	139
Other molybdenum operations and eliminations[d]	1,120	1,128	21
Molybdenum	2,117	1,298	160
North America copper mines	4,469	2,216	565
South America copper mines	4,043	1,391	380
Indonesia mining	2,870	1,308	145
Rod & Refining	4,856	4,831	5
Atlantic Copper Smelting & Refining	2,014	1,960	27
Corporate, other & eliminations	(4,640)	(4,688)	40
As reported in FCX’s consolidated financial statements	$15,729	$8,316	$1,322

Nine Months Ended September 30, 2007 (Pro Forma)[a]
Totals presented above	$741	$123	$116
Net noncash and nonrecurring costs per above	N/A	8	N/A
Henderson mine	741	131	116
Other molybdenum operations and eliminations[d]	740	1,012	11
Molybdenum	1,481	1,143	127
North America copper mines	3,772	1,934	475
South America copper mines	3,622	1,248	347
Indonesia mining	4,308	1,064	158
Rod & Refining	5,078	5,049	8
Atlantic Copper Smelting & Refining	1,761	1,709	27
Eliminations and other	(4,883)	(4,716)	40
As reported in FCX’s pro forma consolidated financial results[e]	$15,139	$7,431	$1,182

a.
For comparative purposes, the nine-month period ended September 30, 2007, has been presented on a pro forma basis, which combines our historical results with the Phelps Dodge pre-acquisition results for the period January 1, 2007, through March 19, 2007, and also includes certain pro forma adjustments, which assume the acquisition of Phelps Dodge was effective January 1, 2007 (refer to note b below for further discussion of the pro forma adjustments). As the pre-acquisition results represent the results of the Henderson mine under Phelps Dodge management, such results are not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Includes pro forma adjustments of $68 million associated with the impact of increased carrying values for acquired property, plant and equipment at the Henderson molybdenum mine.

c.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum segment includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

d.	Primarily includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced as a by-product at our North America and South America copper mines.

e.	Refer to Note 2 for consolidated pro forma financial information for the nine months ended September 30, 2007.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our expectations regarding future performance. Forward-looking statements are all statements other than historical facts, such as those regarding anticipated sales volumes, ore grades, milling rates, commodity prices, unit net cash costs, operating cash flows, royalty costs, capital expenditures, the impact of copper, gold and molybdenum price changes, the impact of changes in deferred intercompany profits on earnings, treatment charge rates, depreciation rates, exploration efforts and results, liquidity, other financial commitments and timing of dividend payments and open market purchases of FCX common stock. The declaration and payment of dividends is at the discretion of FCX’s Board of Directors and will depend on FCX’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. Accuracy of the forward-looking statements depends on assumptions about events that change over time and is thus susceptible to periodic change based on actual experience and new developments. We caution readers that we assume no obligation to update or publicly release any revisions to the forward-looking statements in this Form 10-Q and, except to the extent required by applicable law, do not intend to update or otherwise revise the forward-looking statements more frequently than quarterly. Additionally, important factors that might cause future results to differ from these forward-looking statements include mine sequencing, production rates, industry risks, regulatory changes, commodity prices, political risks, weather-related risks, labor relations, environmental risks, litigation results, currency translation risks and other factors described in more detail under the heading “Risk Factors” below in Part II, Item 1A., and also in Part I, Item 1A. of our report on Form 10-K for the year ended December 31, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in FCX’s market risks during the nine months ended September 30, 2008. For additional information on market risk, refer to “Disclosures About Market Risks” included in Part II, Item 7A of our report on Form 10-K for the year ended December 31, 2007.

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

(b)
Changes in internal control. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Environmental Proceedings

Pinal Creek. Information regarding this legal proceeding is incorporated by reference to Item 3. Legal Proceedings of Part I of the FCX Form 10-K for the year ended December 31, 2007.

The trial on this matter has been postponed to allow the parties to appeal an interlocutory issue and has not been rescheduled.  At a hearing on October 24, 2008, to consider motions alleging discovery abuse, the district judge presiding over the case stated that he believed additional sanctions should be awarded against Phelps Dodge Miami Inc. ("PDMI"), the affiliate of FCX that is a party to the litigation, and that he would allow his decision to be appealed on an interlocutory basis because such sanctions might be sufficiently severe to require retrial if the sanctions were reversed on appeal.  PDMI likely would appeal any such decision.

Item 1A.  Risk Factors.

If forward market prices do not improve, the carrying values of inventories and long-lived assets, including goodwill associated with our acquisition of Phelps Dodge, may be impaired, which would require charges to operating income that could be material.

Declines in the market price of copper, among other factors, may cause us to record additional lower-of-cost or market (LCM) inventory adjustments and may also require us to write down the carrying value of long-lived assets, including goodwill associated with our acquisition of Phelps Dodge, which would potentially have a material adverse impact on our net income and shareholders’ equity, but would have no effect on cash flows. For the first nine months of 2008, we recorded charges to operating income for LCM inventory adjustments, and additional adjustments are likely to be recorded in fourth-quarter 2008 unless forward market prices as of October 31, 2008, increase, the outlook for long-term future copper prices increases and/or commodity-based input costs decrease from third-quarter 2008 levels. At September 30, 2008, the carrying value of goodwill associated with our acquisition of Phelps Dodge totaled approximately $6.0 billion. We will perform our annual test for goodwill impairment in fourth-quarter 2008. Unless, at the time of our annual impairment test, forward market prices increase, the outlook for long-term future copper prices increases, commodity-based input costs decrease and/or significant reserve additions are identified at the mines with goodwill, we may be required to record significant impairments of goodwill in fourth-quarter 2008. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Results and Outlook” included in this report; “Critical Accounting Estimates – Carrying Value of Goodwill,” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2007; and “Risk Factors – Other Risks – The impact of purchase accounting in connection with our acquisition of Phelps Dodge in March 2007 will adversely affect our reported earnings” in our Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth information with respect to shares of common stock of FCX purchased by FCX during the three months ended September 30, 2008:

			(c) Total Number of	(d) Maximum Number
	(a) Total Number	(b) Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased[a]	Per Share	Plans or Programs[b]	the Plans or Programs[b]
July 1-31, 2008	336	$96.97	–	30,000,000
August 1-31, 2008	3,279,377	$85.06	3,279,200	26,720,800
Sept 1-30, 2008	3,035,300	$72.78	3,035,300	23,685,500
Total	6,315,013	$79.16	6,314,500	23,685,500

a.
Consists of shares repurchased under FCX’s applicable stock incentive plans (Plans) and its non-qualified supplemental savings plan (SSP). Through the Plans, FCX repurchased 471 shares to satisfy tax obligations on restricted stock awards and to cover the cost of option exercises. Under the SSP, FCX repurchased 42 shares as a result of dividends paid.

b.	On July 21, 2008, our Board of Directors approved an increase in FCX’s open-market share purchase program for up to 30 million shares. The program does not have an expiration date.

Item 6.  Exhibits.
The exhibits to this report are listed in the Exhibit Index beginning on Page E-1 hereof.

FREEPORT-McMoRan COPPER & GOLD INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREEPORT-McMoRan COPPER & GOLD INC.

By:             /s/ C. Donald Whitmire, Jr.
C. Donald Whitmire, Jr.
Vice President and
Controller-Financial Reporting
(authorized signatory and
Principal Accounting Officer)

Date:  November 10, 2008

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger dated as of November 18, 2006, by and among Freeport-McMoRan Copper & Gold Inc. (FCX), Phelps Dodge Corporation and Panther Acquisition Corporation.		S-4	333-139252	12/11/2006
3.1	Amended and Restated Certificate of Incorporation of FCX.		8-K	001-11307-01	03/19/2007
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of FCX.		10-Q	001-11307-01	8/11/2008
3.3	Amended and Restated By-Laws of FCX, as amended through May 1, 2007.		8-K	001-11307-01	05/04/2007
4.1	Certificate of Designations of 5½% Convertible Perpetual Preferred Stock of FCX.		8-K	001-11307-01	03/31/2004
4.2	Certificate of Designations of 6¾% Mandatory Convertible Preferred Stock of FCX.		8-K	001-11307-01	03/27/2007
4.3	Rights Agreement dated as of May 3, 2000, between FCX and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.		10-Q	001-09916	05/15/2000
4.4	Amendment No. 1 to Rights Agreement dated as of February 26, 2002, between FCX and Mellon Investor Services.		10-Q	001-09916	05/07/2002
4.5	Indenture dated as of February 11, 2003, from FCX to The Bank of New York, as Trustee, with respect to the 7% Convertible Senior Notes due 2011.		8-K	001-09916	02/25/2003
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
		8-K	001-00082	06/07/2005
10.9	Master Agreement and Plan of Merger between Columbian Chemicals Company, Columbian Chemicals Acquisition LLC and Columbian Chemicals Merger Sub, Inc., dated November 15, 2005.	10-K	001-00082	02/27/2006
10.10	Reclamation and Remediation Trust Agreement between Phelps Dodge Corporation and Wells Fargo Delaware Trust Company, dated December 22, 2005.	10-K	001-00082	02/27/2006
10.11*	FCX Director Compensation.	10-Q	001-11307-01	8/11/2008

10.12*	Consulting Agreement dated December 22, 1988, with Kissinger Associates, Inc. (Kissinger Associates).		10-K405	001-09916	03/31/1998
10.13*	Letter Agreement dated May 1, 1989, with Kent Associates, Inc. (Kent Associates, predecessor in interest to Kissinger Associates).		10-K405	001-09916	03/31/1998
10.14*	Letter Agreement dated January 27, 1997, among Kissinger Associates, Kent Associates, FCX, Freeport-McMoRan Inc. (FTX), and FM Services Company (FMS).		10-K405	001-09916	03/08/2002
10.15*	Supplemental Agreement with Kissinger Associates and Kent Associates, effective as of January 1, 2009.	X
10.16*	Agreement for Consulting Services between FTX and B. M. Rankin, Jr. effective as of January 1, 1990 (assigned to FMS as of January 1, 1996).		10-K405	001-09916	03/31/1998
10.17*	Supplemental Agreement dated December 15, 1997, between FMS and B. M. Rankin, Jr.		10-K405	001-09916	03/31/1998
10.18*	Supplemental Letter Agreement between FMS and B. M. Rankin, Jr., effective as of January 1, 2008.		10-K	001-11307-01	02/29/2008
10.19*	Letter Agreement effective as of January 7, 1997, between Senator J. Bennett Johnston, Jr. and FMS.		10-K405	001-09916	03/08/2002
10.20*	Supplemental Letter Agreement between FMS and J. Bennett Johnston, Jr., dated January 18, 2005.		10-K	001-11307-01	03/16/2005
10.21*	Supplemental Agreement between FMS and J. Bennett Johnston, Jr., effective as of May 1, 2008.		10-Q	001-11307-01	8/11/2008
10.22*	Supplemental Agreement between FMS and J. Bennett Johnston, Jr., effective as of January 1, 2009.	X
10.23*	Letter Agreement dated November 1, 1999, between FMS and Gabrielle K. McDonald.		10-K405	001-09916	03/20/2000
10.24*	Supplemental Letter Agreement between FMS and Gabrielle K. McDonald, effective as of May 1, 2008.		10-Q	001-11307-01	8/11/2008
10.25*	Supplemental Letter Agreement between FMS and Gabrielle K. McDonald, effective as of January 1, 2009.	X
10.26*	Agreement for Consulting Services between FMS and Dr. J. Taylor Wharton, effective as of January 11, 2008.		10-K	001-11307-01	02/29/2008
10.27*	Executive Employment Agreement dated April 30, 2001, between FCX and James R. Moffett.		10-Q	001-09916	07/30/2001
10.28*	Change of Control Agreement dated April 30, 2001, between FCX and James R. Moffett.		10-Q	001-09916	07/30/2001
10.29*	First Amendment to Executive Employment Agreement dated December 10, 2003, between FCX and James R. Moffett.		10-K	001-11307-01	03/10/2004
10.30*	First Amendment to Change of Control Agreement dated December 10, 2003, between FCX and James R. Moffett.		10-K	001-11307-01	03/10/2004
10.31*	Change of Control Agreement dated February 3, 2004, between FCX and Michael J. Arnold.		10-K	001-11307-01	03/10/2004
10.32*	Executive Employment Agreement effective January 29, 2008, between FCX and Richard C. Adkerson.		10-K	001-11307-01	02/29/2008
10.33*	Executive Employment Agreement effective January 29, 2008, between FCX and Kathleen L. Quirk.		10-K	001-11307-01	02/29/2008
10.34*	FCX Executive Services Program.		8-K	001-11307-01	05/05/2006
10.35*	FCX Supplemental Executive Retirement Plan, as amended and restated.		8-K	001-11307-01	02/05/2007
10.36*	FCX President’s Award Program.		S-3	333-72760	11/05/2001
10.37*	FCX Supplemental Executive Capital Accumulation Plan.		10-Q	001-11307-01	05/12/2008
10.38*	FCX Supplemental Executive Capital Accumulation Plan Amendment One.		10-Q	001-11307-01	05/12/2008

10.39*	FCX 1995 Stock Option Plan, as amended and restated.		10-Q	001-11307-01	05/10/2007
10.40*	FCX 1995 Stock Option Plan for Non-Employee Directors, as amended and restated.		10-Q	001-11307-01	05/10/2007
10.41*	FCX Amended and Restated 1999 Stock Incentive Plan, as amended and restated.		10-Q	001-11307-01	05/10/2007
10.42*	FCX 1999 Long-Term Performance Incentive Plan.		10-K	001-09916	03/20/2000
10.43*	FCX Stock Appreciation Rights Plan dated May 2, 2000.		10-Q	001-09916	07/30/2001
10.44*	FCX 2003 Stock Incentive Plan, as amended and restated.		10-Q	001-11307-01	05/10/2007
10.45*	Phelps Dodge 2003 Stock Option and Restricted Stock Plan, as amended.		S-8	333-141358	03/16/2007
10.46*	Form of Amendment No. 1 to Notice of Grant of Nonqualified Stock Options and Stock Appreciation Rights under the 2004 Director Compensation Plan.		8-K	001-11307-01	05/05/2006
10.47*	FCX 2004 Director Compensation Plan, as amended and restated.		10-Q	001-11307-01	05/10/2007
10.48*	FCX 2005 Annual Incentive Plan.		8-K	001-11307-01	05/06/2005
10.49*	The Phelps Dodge Corporation Supplemental Retirement Plan, amended and restated effective January 1, 2005 and adopted on March 16, 2007.		10-Q	001-11307-01	05/10/2007
10.50*	First Amendment to the Phelps Dodge Corporation Supplemental Retirement Plan, dated as of November 9, 2007.		10-Q	001-11307-01	05/12/2008
10.51*	The Phelps Dodge Corporation Supplemental Savings Plan, amended and restated effective January 1, 2005, and adopted on March 16, 2007.		10-Q	001-11307-01	05/10/2007
10.52*	First Amendment to the Phelps Dodge Corporation Supplemental Savings Plan, dated March 16, 2007.		10-Q	001-11307-01	05/10/2007
10.53*	Second Amendment to the Phelps Dodge Corporation Supplemental Savings Plan, dated as of March 16, 2007.		10-Q	001-11307-01	05/10/2007
10.54*	Third Amendment to the Phelps Dodge Corporation Supplemental Savings Plan, dated as of November 14, 2007.		10-Q	001-11307-01	05/12/2008
10.55*	FCX Amended and Restated 2006 Stock Incentive Plan.		8-K	001-11307-01	07/13/2007
10.56*	Form of Notice of Grant of Nonqualified Stock Options for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.		10-K	001-11307-01	02/29/2008
10.57*	Form of Restricted Stock Unit Agreement for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.		10-K	001-11307-01	02/29/2008
10.58*	Form of Performance-Based Restricted Stock Unit Agreement for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.		10-K	001-11307-01	02/29/2008
10.59*
Form of Restricted Stock Unit Agreement (form used in connection with participant elections) for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.
			10-K	001-11307-01	02/29/2008
10.60*
Form of Performance-Based Restricted Stock Unit Agreement (form used in connection with participant elections) for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.
			10-K	001-11307-01	02/29/2008
10.61*	Form of Amendment to the ELIP Split Dollar Life Insurance Agreement (Endorsement Method) adopted by Phelps Dodge Corporation and entered into by and between Phelps Dodge and certain of its executives.		10-Q	001-11307-01	05/10/2007
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
99.1
Amended and Restated Mining Convention dated as of September 28, 2005, among the Democratic Republic of Congo, La Générale des Carrières et des Mines, Lundin Holdings Ltd (now called TF Holdings Limited) and Tenke Fungurume Mining S.A.R.L.
			8-K	001-11307-01	09/02/2008
99.2	Amended and Restated Shareholders Agreement dated as of September 28, 2005, by and between La Générale des Carrières et des Mines and TF Holdings Limited and its subsidiaries.		8-K	001-11307-01	09/02/2008
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