Form 10-K
period 2008-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2009-02-26
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                            ☑ Yes 0 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  ☑ Large accelerated filer 0 Accelerated filer 0 Non-accelerated filer 0 Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                      0 Yes ☑ No

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $11.4 billion on February 17, 2009, and approximately $44.8 billion on June 30, 2008.

Common stock issued and outstanding was 411,669,247 shares on February 17, 2009, and 383,956,672 shares on June 30, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statement for our 2009 annual meeting of stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

FREEPORT-McMoRan COPPER & GOLD INC.

i

PART I
Items 1. and 2. Business and Properties.

All of our periodic reports filed with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, through our web site, www.fcx.com, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports and amendments are available through our web site as soon as reasonably practicable after we electronically file or furnish such material to the SEC.

References to “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries, including, except as otherwise stated, Phelps Dodge Corporation (Phelps Dodge) and its subsidiaries, which we acquired on March 19, 2007. References to “Notes” refer to the “Notes to Consolidated Financial Statements” included herein (see Item 8. “Financial Statements and Supplementary Data”).

GENERAL

We are a leading international mining company with headquarters in Phoenix, Arizona. We are one of the world’s largest copper, gold and molybdenum mining companies in terms of reserves and production. Our portfolio of assets includes the Grasberg minerals district in Indonesia, which contains the largest single recoverable copper reserve and the largest single gold reserve of any mine in the world based on the latest available reserve data provided by third-party industry consultants; significant mining operations in North and South America; and the Tenke Fungurume development project in the Democratic Republic of Congo (DRC).

As a mining company, our principal assets are our reserves. At December 31, 2008, consolidated recoverable proven and probable reserves totaled 102.0 billion pounds of copper, 40.0 million ounces of gold, 2.48 billion pounds of molybdenum, 266.6 million ounces of silver and 0.7 billion pounds of cobalt. Approximately 35 percent of our copper reserves were in Indonesia, approximately 31 percent were in South America, approximately 28 percent were in North America and approximately six percent were in Africa. Approximately 96 percent of our gold reserves were in Indonesia, with our remaining gold reserves located in South America. Our molybdenum reserves are primarily in North America (approximately 85 percent), with our remaining molybdenum reserves in South America (refer to “Ore Reserves”).

Our mining revenues for 2008 include sales of copper (approximately 76 percent), molybdenum (approximately 14 percent) and gold (approximately seven percent). We currently have five operating copper mines in North America, four in South America and the Grasberg minerals district in Indonesia. We also have one operating primary molybdenum mine in North America. During 2008, approximately 60 percent of our consolidated copper production was from our Grasberg, Morenci and Cerro Verde mines, and more than half of our mined copper was sold in concentrate, approximately 27 percent as rod (principally from our North America operations) and approximately 19 percent as cathodes. For 2008, approximately 55 percent of our consolidated molybdenum production was from the Henderson molybdenum mine and approximately 45 percent was produced as a by-product primarily at our North America copper mines. We also produce gold as a by-product at our copper mines, primarily at the Grasberg minerals district in Indonesia, which accounted for approximately 90 percent of our consolidated gold production for 2008. Refer to “Mines” for further discussion of our mining operations.

Prior to March 19, 2007, we operated our Grasberg mine in Indonesia and our wholly owned copper smelting and refining operation at Atlantic Copper in Spain. On March 19, 2007, we acquired Phelps Dodge, a fully integrated producer of copper and molybdenum with mines in North and South America, and several development projects, including Tenke Fungurume in the DRC, which we believe is one of the world’s highest potential copper and cobalt concessions. After completion of the Phelps Dodge acquisition, our business strategy was focused on repaying acquisition-related debt, defining the potential of our resources and developing expansion and growth plans to deliver additional volumes to a growing marketplace. During 2007, we repaid $10.0 billion in term loans using a combination of equity proceeds and internally generated cash flows. Because of the significant reduction in debt and historically high prices for copper, molybdenum and gold, our financial policy during most of 2008 was designed to use our cash flow to invest in growth projects with anticipated high rates of return and to return excess cash flows to shareholders in the form of dividends and share purchases. In response to the severity of the decline in copper and molybdenum prices and the deterioration of economic conditions and credit environment during fourth-quarter 2008, we revised our near-term business strategy to protect liquidity while preserving our large mineral resources and growth options for the long term. For additional information, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In North America, we currently have five operating copper mines – Morenci, Sierrita, Bagdad and Safford in Arizona, and Tyrone in New Mexico. In addition, the Chino mine in New Mexico was placed on care-and-maintenance status in December 2008. All of these operations are wholly owned, except for Morenci, an unincorporated joint venture, in which we own an 85 percent undivided interest. In addition to copper, the Morenci, Sierrita and Bagdad mines produce molybdenum as a by-product.

In South America, we have four operating copper mines – Cerro Verde in Peru, and Candelaria, Ojos del Salado and El Abra in Chile. We own a 53.56 percent interest in Cerro Verde, an 80 percent interest in both Candelaria and Ojos del Salado and a 51 percent interest in El Abra. In addition to copper, the Cerro Verde mine produces molybdenum concentrate as a by-product and the Candelaria and Ojos del Salado mines produce gold and silver as by-products.

In Indonesia, PT Freeport Indonesia operates the Grasberg minerals district. We have joint venture agreements with Rio Tinto plc (Rio Tinto), an international mining company, with respect to a portion of our mining activities in Indonesia, as described in the “Mines” section. We own 90.64 percent of PT Freeport Indonesia and the Government of Indonesia owns the remaining 9.36 percent interest. Our Grasberg minerals district also produces significant quantities of gold and silver as by-products. PT Freeport Indonesia also owns 25 percent of PT Smelting, a smelting and refining company in Gresik, Indonesia.

We produce molybdenum at our wholly owned Henderson molybdenum mine in Colorado, which is the largest primary producer of molybdenum in the world. Additionally, we own the Climax molybdenum mine in Colorado which is currently on care-and-maintenance status.

In addition to our operating mines, we have several significant mines in development. In Indonesia, we are developing our underground mines. In Africa, we hold an effective 57.75 percent interest in the Tenke Fungurume copper and cobalt concession in the DRC. The Tenke Fungurume mine will produce copper and cobalt and is expected to commence mining operations in the second half of 2009.

For information about our operating segments and financial data by geographic area refer to Note 19 – “Business Segments.”

The locations of our operating mines and the Tenke Fungurume development project are shown on the map below.

The diagram below shows our corporate structure.

COPPER, MOLYBDENUM AND GOLD

Our mines primarily produce copper, molybdenum and gold. A brief discussion of the production and sales of these metals appears below; discussion of markets and prices for these metals appears in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Copper
Copper, in the form of copper cathode, is an internationally traded commodity, and its prices are determined by the major metals exchanges – New York Mercantile Exchange (COMEX), the London Metals Exchange (LME) and the Shanghai Futures Exchange (SHFE). Prices on these exchanges generally reflect the worldwide balance of copper supply and demand and can be volatile and cyclical.

Our copper ores are generally processed either by smelting and refining or by solution extraction and electrowinning (SX/EW). In the smelting process, ore is crushed and further treated to produce a copper concentrate with an average copper content of about 30 percent. Copper concentrate is then smelted (subjected to extreme heat) to produce copper anodes, which weigh between 800 and 900 pounds and have an average copper content of 99.5 percent. The anodes are further treated by electrolytic refining to produce copper cathodes, which weigh between 100 and 350 pounds and have a copper content of 99.99 percent.

In the SX/EW process, copper is extracted from ore by dissolving it with a weak sulfuric acid solution. The copper content of the solution is increased in two additional solution-extraction stages and then the copper-bearing solution undergoes an electrowinning process to produce cathode that is 99.99 percent copper.

Our copper cathodes are used as the raw material input for copper rod, brass mill products and for other uses. In general, demand for copper reflects the rate of underlying world economic growth, particularly in industrial production and construction. According to Brook Hunt, a widely followed independent metals market consultant, copper’s end-use markets (and their estimated shares of total consumption) are:

Construction	35%
Electrical applications	32%
Industrial machinery	12%
Transportation	11%
Consumer products	10%

Molybdenum
Molybdenum is a key alloying element in steel and the raw material for several chemical-grade products used in catalysts, lubrication, smoke suppression, corrosion inhibition and pigmentation. Molybdenum as a high-purity metal is also used in electronics such as flat-panel displays and in super alloys used in aerospace. First end-user segments for molybdenum include:

Construction steel	35%
Stainless steel	25%
Chemicals	14%
Tool and high-speed steel	9%
Cast iron	6%
Molybdenum metal	6%
Super alloys	5%

Molybdenum is currently not traded on any public exchange. Reference prices for molybdenum are available in several publications, including Platts Metals Week, Ryan’s Notes and Metal Bulletin.

Gold
Gold is used for jewelry, coinage and bullion as well as various industrial and electronic applications. Gold can be readily sold on numerous markets throughout the world. Benchmark prices are generally based on London Bullion Market Association quotations.

PRODUCTS AND SALES

Copper Products
We are one of the world’s leading producers of copper concentrate, cathode and continuous cast copper rod. For 2008, more than half of our copper was sold in concentrate, approximately 27 percent as rod (principally from our North America operations) and approximately 19 percent as cathodes.

Copper Concentrate.  Through 2008, we produced copper concentrate at eight mines, of which PT Freeport Indonesia is our largest producer. In 2008, approximately 56 percent of PT Freeport Indonesia’s concentrate was refined at affiliated smelters, Atlantic Copper and PT Smelting.

Copper concentrate was also produced at our Morenci, Sierrita and Bagdad mines in Arizona and our Chino mine in New Mexico, which was generally shipped to our Miami smelter in Arizona. In South America we produced copper concentrate at our Cerro Verde mine in Peru and our Candelaria and Ojos del Salado mines in Chile. In late 2008, we suspended production of concentrates at Chino and plan to suspend concentrate production at Morenci in first-quarter 2009 in response to current market conditions.

Copper Cathode.  Through 2008, we produced copper cathode at two electrolytic refineries and nine mines. Our refineries are located in El Paso, Texas, and Huelva, Spain. PT Smelting also produces copper cathode. We produced SX/EW cathode from our Morenci, Sierrita, Bagdad, Chino, Safford, Tyrone and Miami mines in North America and our Cerro Verde and El Abra mines in South America. In the second half of 2009 we will begin SX/EW production at our Tenke Fungurume mine in the DRC.

Continuous Cast Copper Rod.  We manufacture continuous cast copper rod at our facilities in El Paso, Texas; Norwich, Connecticut and Miami, Arizona. In late 2008, we permanently closed our Chicago, Illinois, rod mill.

Other Copper Products.  We produce specialty copper products at our Bayway operations in Elizabeth, New Jersey. These products include specialty copper alloys in the forms of rod, bar and strip. We manufacture electrode wire (for use in welding steel cans) at our Norwich, Connecticut and El Paso, Texas, facilities. We also produce copper sulfate pentahydrate (for use in agricultural and industrial applications) at our facility in Sierrita, Arizona.

Copper Sales
North America.  The majority of the copper produced at our North America copper mines and refined in our El Paso refinery is consumed at our rod plants in El Paso, Texas; Norwich, Connecticut and Miami, Arizona. The remainder of our North America copper production is sold in the form of copper cathode or copper concentrate to third parties. Generally, copper rod and cathode are sold to wire and cable fabricators and brass mills under

United States (U.S.) dollar-denominated, annual contracts. Cathode and rod contract prices are generally based on the prevailing COMEX monthly average spot price for the month of shipment and include a premium.

South America. Production from our South America copper mines is generally sold as copper concentrate or copper cathode under U.S. dollar-denominated, annual and multi-year contracts. Cerro Verde sells approximately 70 percent of its production as concentrate and the rest as cathode. Some of Cerro Verde’s cathode is sold under annual contract terms to South American customers. A portion of Cerro Verde’s and Candelaria’s concentrate production is sold at market rates to Atlantic Copper. A majority of our Ojos del Salado concentrate production is sold to local Chilean smelters. El Abra’s cathode production is sold primarily under annual or multi-year contracts to Asian or European rod or brass mill customers, or to merchants. The remainder of the cathode and concentrate production is primarily sold under long-term contracts to external customers, largely located in Asia, with the balance sold on a spot basis.

Our South America sales are priced based on the LME monthly average spot price. Cathode sales are generally priced in the month of arrival and generally include a premium. Substantially all of our concentrate sales are priced in the third calendar month following the month of arrival at the buyer’s facilities. Revenues from South America concentrate sales are recorded net of treatment and refining charges. Treatment and refining charges are fees paid to smelters and refiners and are generally negotiated annually. Moreover, because a portion of the metals contained in copper concentrates is unrecoverable from the smelting process, our revenues from concentrate sales are also recorded net of allowances based on the quantity and value of these unrecoverable metals. These allowances are a negotiated term of our contracts and vary by customer.

Indonesia. PT Freeport Indonesia sells its production in the form of copper concentrate, which contains significant quantities of by-product gold and silver, under U.S. dollar-denominated sales agreements, with more than half of PT Freeport Indonesia’s production sold to Atlantic Copper and PT Smelting. We sell substantially all of our budgeted production of copper concentrates under long-term contracts. In general, our concentrate sales are priced on the basis of the LME average spot price for the third calendar month following the month of arrival at the buyer’s facilities.

PT Freeport Indonesia has a long-term contract to provide Atlantic Copper with approximately 55 percent of its current concentrate requirements at market prices.

PT Freeport Indonesia’s contract with PT Smelting provides for the supply of 100 percent of the copper concentrate requirements necessary to produce 205,000 metric tons of copper annually (essentially the smelter’s original design capacity) on a priority basis. Refer to “Smelting Facilities” for further discussion.

We anticipate that PT Freeport Indonesia will sell approximately 50 percent of its annual concentrate production to Atlantic Copper and PT Smelting in 2009. A summary of PT Freeport Indonesia’s aggregate percentage concentrate sales to PT Smelting, Atlantic Copper and to other parties for the last three years follows:

	2008	2007	2006
PT Smelting	41%	39%	27%
Atlantic Copper	15%	25%	23%
Other parties	44%	36%	50%
	100%	100%	100%

PT Freeport Indonesia’s sales to PT Smelting represented approximately eight percent of our consolidated revenues in 2008, 11 percent of our consolidated revenues in 2007 and approximately 21 percent of our consolidated revenues in 2006. No other customer accounted for more than 10 percent of our consolidated revenues in any of the three years ended December 31, 2008.

Revenues from our Indonesia concentrate sales are recorded net of royalties (refer to “Mines – Indonesia – Contracts of Work”), and treatment and refining charges (including price participation charges, if applicable, based on the market prices of metals). Similar to our South America mines, Indonesia concentrate sales are net of allowances for unrecoverable metals. PT Freeport Indonesia sells a small amount of copper concentrates in the spot market.

Europe. Atlantic Copper sells copper cathode directly to rod and brass mills, primarily located in Europe. Atlantic

Copper has occasionally sold copper cathode to merchants. Copper cathode is generally sold under annual contracts and priced based on the LME average spot price for the month of arrival.

Molybdenum Products and Sales
We are the world’s largest producer of molybdenum and molybdenum-based chemicals. In addition to production from our Henderson molybdenum mine, we have produced by-product molybdenum at our Morenci, Sierrita and Bagdad mines in Arizona, our Chino mine in New Mexico and our Cerro Verde mine in Peru. However, in December 2008 we temporarily curtailed the molybdenum circuit at Morenci, and in 2009 we plan to temporarily curtail the molybdenum circuits at Chino and Cerro Verde.

The majority of our molybdenum concentrates are processed in our own conversion facilities. Technical-grade oxide is produced from molybdenum concentrates in Sierrita, Arizona; Fort Madison, Iowa and Rotterdam, the Netherlands. Ferromolybdenum is produced from technical-grade oxide in Stowmarket, United Kingdom through a metallothermic reduction process. High-quality molybdenum concentrates are converted into molybdenum chemicals at Fort Madison, Iowa and Rotterdam, the Netherlands. Approximately 90 percent of our expected 2009 molybdenum sales are expected to be priced at prevailing market prices.

Gold Products and Sales
Gold and other by-products are primarily sold as a component of our copper concentrate or in slimes, which are a by-product of the smelting and refining process. Gold generally is priced at the average London Bullion Market Association price for a specified month near the month of shipment.

For an allocation of our consolidated revenues by geographic area, refer to Note 19 – “Business Segments.”

MINES

Curtailed Facilities
The following table summarizes the temporary curtailments announced in late 2008 and early 2009 in response to current market conditions. For additional information, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Facility	Date of Announcement	Announced Reductions
Copper
North America
• Morenci	December 2008 and	25 percent reduction in mining and crushed-leach
	January 2009	rates in December 2008 and an additional reduction
in January 2009 for a total 50 percent reduction in
mining and crushed-leach rates
• Chino	December 2008	Suspension of mining and milling activities
• Safford	December 2008	50 percent reduction in mining and stacking rates
• Tyrone	December 2008	50 percent reduction in mining rate
• Miami	December 2008	Deferral of restart of the Miami mine
South America
• Candelaria/
Ojos del Salado	January 2009	Reduction in mining rates

Molybdenum
• Henderson	November 2008	25 percent reduction in mining and milling rates
• Climax	November 2008	Deferral of restart of the Climax mine
• Morenci	January 2009	Suspension of molybdenum by-product production
• Cerro Verde	January 2009	Suspension of molybdenum by-product production

As a result of these curtailments, copper production is expected to be reduced by 400 million pounds in 2009 and 800 million pounds in 2010 and molybdenum production is expected to be reduced by 20 million pounds in 2009 and 40 million pounds in 2010, compared with our previously announced October 2008 estimated production for

2009 and 2010.  Projected copper production is expected to be 3.9 billion pounds in 2009 and 3.8 billion pounds in 2010.  Projected molybdenum production is expected to be 60 million pounds in both 2009 and 2010. The affected mine sites will be idling or reducing utilization of a portion of their equipment fleets in connection with these curtailments.

We are continuing to closely monitor market conditions and may make further reductions to our production and sales plans.

Following are maps and descriptions of our North America (including Molybdenum operations), South America and Indonesia mining operations and the Tenke Fungurume development project in Africa.

North America
In the U.S., most of the land occupied by our copper and molybdenum mines, concentrators, SX/EW facilities, smelter, refinery, rod mills, molybdenum roasters, processing facilities and the Climax technology center is generally owned by us or is located on unpatented mining claims owned by us. Certain portions of our Sierrita, Bagdad, Miami, Tyrone, Chino, Cobre and Henderson operations are located on government-owned land and are operated under a Mine Plan of Operations or other use permit. The Sierrita operation leases property adjacent to its mine upon which its electrowinning tank house is located. The lease expires in May 2009, but we expect to exercise the option to renew for an additional five years. Various federal and state permits or leases on government land are held for purposes incidental to mine operations.

Morenci

Morenci, the largest copper mine in North America, is an open-pit copper mining complex located in Greenlee County, Arizona, approximately 50 miles northeast of Safford on U.S. Highway 191. The site is accessible by a paved highway and a railway spur. We own an 85 percent undivided interest in Morenci, with the remaining 15 percent owned by affiliates of Sumitomo Corporation. Each partner takes in kind its share of Morenci’s production. The open-pit mine has been in continuous operation since 1939 and previously was mined through underground workings. The Morenci mine is a porphyry copper deposit that has oxide and secondary sulfide mineralization, and primary sulfide mineralization. The predominant oxide copper mineral is chrysocolla. Chalcocite is the most important secondary copper sulfide mineral with chalcopyrite as the dominant primary copper sulfide.

The Morenci operation consists of a 49,000 metric ton-per-day concentrator that produces copper and molybdenum concentrate, an 80,000 metric ton-per-day crushed-ore leach pad and stacking system, a large low-grade run-of-mine (ROM) leaching system, four SX plants, and three EW tank houses that produce copper cathode. Total EW tank house capacity is approximately 916 million pounds of copper per year. Copper production for 2008 was 737 million pounds, including our partner’s share. In response to weak market conditions during fourth-quarter 2008 and January 2009, we revised our operating plans to reflect a 50 percent reduction in the mining and crushed leach rates at Morenci. The available mining fleet consists of 145 235-metric ton haul trucks loaded by 18 shovels with bucket sizes ranging from 47 to 55 cubic meters, which are capable of moving over 1,000,000 metric tons of material per day.

The concentrate leach, direct-electrowinning facility at Morenci was commissioned in third-quarter 2007. The concentrate-leach project included the restart of a mill, which added 115 million pounds of copper production capacity per year. We plan to temporarily curtail production at this facility in first-quarter 2009 as part of our revised operating plan.

Morenci is located in a desert environment with rainfall averaging 13 inches per year. The highest bench elevation is 1,950 meters above sea level and the ultimate pit bottom is expected to have an elevation of 900 meters above sea level. The Morenci operation encompasses approximately 53,944 acres, comprising 47,609 acres of patented mining claims and other fee lands, 5,914 acres of unpatented mining claims, and 421 acres of land held by state or federal permits, easements and rights-of-way.

Morenci receives electrical power from Tucson Electric Power Company, Arizona Public Service and the Luna Energy facility in Deming, New Mexico (in which we own a one-third interest). Although we believe the Morenci operation has sufficient water sources to support currently planned mining operations, we are a party to litigation that could adversely affect our water rights at Morenci and at our other properties in Arizona. Refer to Item 3. “Legal Proceedings,” for information concerning the status of these proceedings.

Sierrita

Sierrita is an open-pit copper and molybdenum mining complex located in Pima County, Arizona, approximately 20 miles southwest of Tucson and seven miles west of the town of Green Valley and Interstate Highway 19. The site is accessible by a paved highway and by rail. The mine has been in operation since 1959. The Sierrita mine is a porphyry copper deposit that has oxide and secondary sulfide mineralization, and primary sulfide mineralization. The predominant oxide copper minerals are malachite, azurite and chrysocolla. Chalcocite is the most important secondary copper sulfide mineral, and chalcopyrite and molybdenite are the dominant primary sulfides.

The Sierrita operation consists of a 102,000 metric ton-per-day concentrator, two molybdenum roasters and a rhenium processing facility. The facility produces copper and molybdenum concentrates. Sierrita also produces copper from a ROM oxide-leaching system. Cathode copper is plated at the Twin Buttes EW facility, that has a design capacity of approximately 50 million pounds of copper per year. In 2004, a copper sulfate crystal plant began production. The facility has the capacity to produce 40 million pounds of copper sulfate per year. The molybdenum facility consists of a leaching circuit, two molybdenum roasters and a packaging facility. The molybdenum facilities process Sierrita concentrate, concentrate from our other mines and concentrate from third-party sources. Copper production for 2008 was 188 million pounds and molybdenum production was 20 million pounds. The available mining fleet has the capacity to move an average of 200,000 metric tons of material per day using 24 210- to 235-metric ton haul trucks loaded by five shovels with bucket sizes ranging from 21 to 47 cubic meters.

Sierrita is located in a desert environment with rainfall averaging 12 inches per year. The highest bench elevation is 1,350 meters above sea level and the ultimate pit bottom is expected to be 550 meters above sea level. The Sierrita operation encompasses approximately 22,890 acres, comprising 14,426 acres of patented mining claims and other fee lands, 5,870 acres of unpatented mining claims (includes 3,748 acres overlaying federal minerals on previously counted fee lands) and 2,194 acres of leased lands.

Sierrita receives electrical power through long-term contracts with the Tucson Electric Power Company. Although we believe the Sierrita operation has sufficient water resources to support currently planned mining operations, we are a party to litigation that could adversely affect our water rights at Sierrita and at our other properties in Arizona. Refer to Item 3. “Legal Proceedings,” for information concerning the status of these proceedings.

Bagdad

Bagdad is an open-pit copper and molybdenum mining complex located in Yavapai County in west-central Arizona. It is approximately 60 miles west of Prescott and 100 miles northwest of Phoenix. The property can be reached by Arizona Highway 96, which ends at the town of Bagdad. The closest railroad siding is at Hillside, Arizona, approximately 24 miles southeast on Arizona Highway 96. The open-pit mining operation has been ongoing since 1945, and prior mining was conducted through underground workings. The Bagdad mine is a porphyry copper deposit that has oxide and secondary sulfide mineralization, and primary sulfide mineralization. The predominant oxide copper minerals are chrysocolla, malachite and azurite. Chalcocite is the most important secondary copper sulfide mineral, and chalcopyrite and molybdenite are the dominant primary sulfides.

The Bagdad operation consists of a 75,000 metric ton-per-day concentrator that produces copper and molybdenum concentrates, and an SX/EW plant that produces up to 25 million pounds per year of copper cathode from solution generated by low-grade ROM. Copper production for 2008 was 227 million pounds and molybdenum production was eight million pounds. The available mining fleet has the capacity to move in excess of 180,000 metric tons of material per day using 24 235-metric ton haul trucks loaded by five shovels with bucket sizes ranging from 40 to 56 cubic meters.

In 2002, Bagdad constructed a high-temperature, concentrate-leaching demonstration plant designed to recover commercial-grade copper cathode from chalcopyrite concentrates. The facility is the first of its kind in the world to use high-temperature, pressure leaching to process chalcopyrite concentrates. In first-quarter 2009, the conversion of this facility to a molybdenum concentrate leach facility will be completed and is expected to increase our annual capacity to upgrade molybdenum sulfide to an oxide by approximately 20 million pounds.

Bagdad is located in a desert environment with rainfall averaging 15 inches per year. The highest bench elevation is 1,200 meters above sea level and the ultimate pit bottom is expected to be 475 meters above sea level. The Bagdad operation encompasses approximately 21,743 acres, comprising 21,143 acres of patented mining claims and other fee lands, and 600 acres of unpatented mining claims.

Bagdad receives electrical power from Arizona Public Service Company. Although we believe the Bagdad operation has sufficient water resources to support currently planned mining operations, we are a party to litigation that could adversely affect our water rights at Bagdad and at our other properties in Arizona. Refer to Item 3. “Legal Proceedings,” for information concerning the status of these proceedings.

Safford

Safford is an open-pit copper mining complex located in Graham County, Arizona, approximately eight miles north of the town of Safford and 170 miles east of Phoenix. The site is accessible by paved county road off U.S. Highway 70. Initial production commenced in late 2007 with production ramping up to full production capacity in the second half of 2008. The Safford mine includes two copper deposits that have oxide mineralization overlaying primary copper sulfide mineralization. The predominant oxide copper minerals are chrysocolla and copper-bearing iron oxides with the predominant copper sulfide material being chalcopyrite.

The property is a mine-for-leach project and produces copper cathodes. The operation consists of two open pits feeding a crushing facility with a capacity of 103,000 metric tons per day of crushed ore. The crushed ore is delivered to a single leach pad by a series of overland and portable conveyors. Leach solutions feed an SX/EW facility with a capacity of 240 million pounds of copper per year. Copper production for 2008 was 133 million pounds. In response to weak market conditions during fourth-quarter 2008 and January 2009, we revised our operating plans to reflect a 50 percent reduction in mining and stacking rates at Safford. The available mining fleet consists of 23 235-metric ton haul trucks loaded by four shovels with bucket sizes ranging from 31 to 34 cubic meters, which are capable of moving an average of approximately 285,000 metric tons of material per day.

Safford is located in a desert environment with rainfall averaging 10 inches per year. The highest bench elevation is 1,250 meters above sea level and the ultimate pit bottom is expected to have an elevation of 750 meters above sea level. The Safford operation encompasses approximately 24,957 acres, comprising 20,994 acres of patented lands, 3,932 acres of unpatented lands and 31 acres of land held by federal permit.

The Safford operation’s electrical power is provided by Morenci Water and Electric Company, a wholly owned subsidiary of FCX, through the transmission systems of Southwest Transmission Cooperative, a subsidiary of Arizona Electric Power Cooperative, Inc., with most of the power sourced from the Luna Energy facility. Although we believe the Safford operation has sufficient water resources to support currently planned mining operations, we are a party to litigation that could adversely impact the water rights at Safford and at our other properties in Arizona. Refer to Item 3. “Legal Proceedings,” for information concerning the status of these proceedings.

Tyrone

Tyrone is an open-pit copper mining complex located in southwestern New Mexico in Grant County, approximately 10 miles south of Silver City, New Mexico, along State Highway 90. The site is accessible by paved road. The open-pit mine has been in operation since 1967. The Tyrone mine is a porphyry copper deposit. Mineralization is predominantly secondary sulfide consisting of chalcocite.

Copper processing facilities consist of an SX/EW operation with a maximum capacity of 168 million pounds of copper cathodes per year. Copper production for 2008 was 76 million pounds. In response to weak market conditions during fourth-quarter 2008 and January 2009, we revised our operating plan to reflect a 50 percent reduction in the mining rate at Tyrone. The available mining fleet has the capacity to move an average of 120,000 metric tons of material per day using 22 190-metric ton haul trucks loaded by three shovels with bucket sizes ranging from 22 to 54 cubic meters. Historically, ore production has occurred from numerous open pits throughout the site. Mining is currently ongoing in a single, large, central open pit.

Tyrone is located in a desert environment with rainfall averaging 16 inches per year. The highest bench elevation is 2,000 meters above sea level and the ultimate pit bottom is expected to have an elevation of 1,500 meters above sea level. The Tyrone operation encompasses approximately 35,200 acres, comprising 18,755 acres of patented mining claims and other fee lands, and 16,445 acres of unpatented mining claims (includes 1,116 acres overlaying federal minerals on previously counted fee lands).

Tyrone receives electrical power from the Luna Energy facility and from the open market. Tyrone also has the ability to self-generate power. We believe the Tyrone operation has sufficient water resources to support currently planned mining operations.

Henderson

The Henderson molybdenum mine is located approximately 42 miles west of Denver, Colorado, off U.S. Highway 40. Nearby communities include the towns of Empire, Georgetown and Idaho Springs. The Henderson mill site is located approximately 15 miles west of the mine and is accessible from Colorado State Highway 9. The Henderson mine and mill are connected by a 10-mile conveyor tunnel under the Continental Divide and an additional five-mile surface conveyor. The tunnel portal is located five miles east of the mill. The mine has been in operation since 1976. The Henderson mine is a porphyry molybdenum deposit with molybdenite as the primary sulfide mineral.

The Henderson operation consists of a large block-cave underground mining complex feeding a 36,000 metric ton-per-day concentrator. Henderson has the capacity to produce approximately 40 million pounds of molybdenum per year. The majority of the molybdenum concentrate produced is shipped to our Fort Madison, Iowa, processing facility. Molybdenum production for 2008 was 40 million pounds. In response to weak market conditions during fourth-quarter 2008, we revised our operating plans to reflect an approximate 25 percent reduction in Henderson’s annual production. The available underground mining equipment fleet consists of 20 nine-metric ton load-haul-dump (LHD) units and eight 36- and 73-metric ton haul trucks, which feed a gyratory crusher feeding a series of three overland conveyors to the mill stockpiles.

The Henderson mine is located in a mountain region with the main access shaft at 3,180 meters above sea level. The main production levels are currently at elevations of 2,200 and 2,350 meters above sea level. This region experiences significant snowfall during the winter months.

The Henderson mine and mill operations encompass approximately 11,878 acres, comprising 11,843 acres of patented mining claims and other fee lands, and a 35-acre easement with the U.S. Forest Service for the surface portion of the conveyor corridor.

Henderson operations receive electrical power through long-term contracts with Xcel Energy and natural gas through long-term contracts with BP Energy, with Xcel Energy as the transporter. We believe the Henderson operation has sufficient water resources to support currently planned mining operations.

Non-Operating Mines
In addition to the currently operating mines described above, we have four non-operating copper mines in Arizona: Ajo, Bisbee, Miami and Tohono; two in New Mexico: Chino (with limited residual copper production from leaching operations) and Cobre; and the Climax molybdenum mine in Colorado, all of which are currently on care-and-maintenance status. In November 2008, in response to current market conditions, we announced suspension of construction activities associated with the restart of the Climax molybdenum mine and placed the Chino mine on care-and-maintenance status in December 2008. The remainder of these mines have been on care-and-maintenance status for several years and would require significant capital investment to return them to operating status. Several of the Arizona and New Mexico mines continue to produce copper cathode from stockpiles. Copper production in 2008 from these mines totaled 180 million pounds.

South America
At our operations in South America, mine properties and facilities are controlled through mining claims or concessions under the general mining laws of the relevant country. The claims or concessions are owned or controlled by the operating companies in which we or our subsidiaries have an ownership interest. Roads, power lines and aqueducts are controlled by easements.

Cerro Verde

Cerro Verde is an open-pit copper and molybdenum mining complex located 20 miles southwest of Arequipa, Peru. The site is accessible by paved highway. We have a 53.56 percent ownership interest in Cerro Verde. The remaining 46.44 percent is held by SMM Cerro Verde Netherlands B.V. (21.0 percent), Compañia de Minas Buenaventura S.A.A. (18.5 percent) and other shareholders whose shares are publicly traded on the Lima Stock Exchange (6.94 percent). The Cerro Verde mine has been in operation since 1976.

The Cerro Verde mine is a porphyry copper deposit that has oxide and secondary sulfide mineralization, and primary sulfide mineralization. The predominant oxide copper minerals are brochantite, chrysocolla, malachite and copper “pitch.” Chalcocite and covellite are the most important secondary copper sulfide minerals. Chalcopyrite and molybdenite are the dominant primary sulfides.

Cerro Verde’s current operation consists of an open-pit copper mine, concentrator and SX/EW leaching facilities. Leach copper production is derived from a 39,000 metric ton-per-day crushed leach facility and a ROM leach system. This leaching operation has a capacity of approximately 200 million pounds of copper per year. A 108,000 metric ton-per-day concentrator was completed in late 2006 and began processing of sulfide ore in the fourth quarter of 2006. Copper production for 2008 was 694 million pounds.

Cerro Verde has sufficient equipment to move an average of 295,000 metric tons of material per day using an available fleet of 29 180-metric ton and 230-metric ton haul trucks loaded by five shovels with bucket sizes ranging in size from 21 to 46 cubic meters.

Approximately one-third of Cerro Verde’s copper cathode production is sold locally and the remaining copper cathodes and concentrate production are transported approximately 70 miles by truck and rail to the Pacific Port of Matarani for shipment to international markets.

Cerro Verde is located in a desert environment with rainfall averaging 1.5 inches per year and is in an active seismic zone. The highest bench elevation is 2,900 meters above sea level and the ultimate pit bottom is expected to be 2,000 meters above sea level. Cerro Verde has a mining concession covering approximately 157,007 acres plus 24 acres of owned property and 79 acres of rights-of-way outside the mining concession area.

Cerro Verde receives electrical power under long-term contracts with Electroperu and Empresa de Generación Eléctrica de Arequipa. The existing freshwater intake and supply system on the Rio Chili was expanded for the Cerro Verde concentrator project. Cerro Verde’s participation in the Pillones Reservoir Project has secured water rights that we believe will be sufficient to support Cerro Verde’s currently planned operations. However, rainfall in 2008 was below normal and the rainy season in 2009, which ends in March, has been below normal.  Reservoir levels are currently about half of the five-year average for this time of year.

El Abra

El Abra is an open-pit copper mining complex located 47 miles north of Calama in Chile’s El Loa province, Region II. The site is accessible by paved highway and by rail. We own a 51 percent interest in El Abra. The remaining 49 percent interest is held by the state-owned copper enterprise Corporación Nacional del Cobre de Chile (CODELCO). The mine has been in operation since 1996.

The El Abra mine is a porphyry copper deposit that has oxide and sulfide mineralization. The predominant oxide copper minerals are chrysocolla and pseudomalachite. There are lesser amounts of copper-bearing clays and tenorite. The predominant primary sulfide copper minerals are bornite and chalcopyrite. There is a minor amount of secondary sulfide mineralization as chalcocite.

The El Abra operation consists of an open-pit copper mine and an SX/EW facility with a capacity of 500 million pounds of copper cathode per year from a 120,000 metric ton-per-day crushed leach circuit and a similar-sized, ROM leaching operation. Copper production for 2008 was 366 million pounds. The mining operation has sufficient equipment to move an average of 223,000 metric tons per day using an available fleet of 26 220-metric ton haul trucks loaded by four shovels with buckets ranging in size from 26 to 41 cubic meters.

We have the opportunity to develop a large sulfide deposit at El Abra that will extend the mine life by over 10 years. Copper production from the sulfide deposit is estimated to average approximately 325 million pounds per year, replacing the depleting oxide production. We had previously planned to begin development of this project in 2009 to reach full production in 2012; however, in response to current market conditions, we are deferring construction activities on this project. We will continue to assess the timing of this project and will be prepared to proceed with construction activities when market conditions improve. Total initial capital for the project is estimated to approximate $450 million.

El Abra is located in a desert environment with rainfall averaging less than one inch per year and is in an active seismic zone. The highest bench elevation is 4,180 meters above sea level and the ultimate pit bottom is expected to be 3,410 meters above sea level. El Abra controls a total of 110,268 acres of mining claims covering the ore deposit, stockpiles, process plant, and water wellfield and pipeline. In addition, El Abra has acquired land surface rights for the road between the processing plant and the mine, the water wellfield, power transmission lines and for the water pipeline from the Salar de Ascotán. Acquisition of additional land surface area required for the future development of the sulfide project is in process.

El Abra currently receives electrical power under a contract with Electroandina, which will expire at the end of 2017. We believe El Abra has sufficient water rights to support currently planned operations.

Candelaria and Ojos del Salado

Candelaria.  Candelaria is an open-pit and underground copper mining complex located approximately 12 miles south of Copiapó in northern Chile’s Atacama province, Region III. The site is accessible by two maintained dirt roads, one coming through the Tierra Amarilla community and the other off of Route 5 of the International Pan-American Highway. We have an 80 percent ownership interest in Candelaria. The remaining 20 percent interest is owned by affiliates of the Sumitomo Corporation. The open-pit copper mine has been in operation since 1993 and the underground copper mine has been in operation since 2005.

The Candelaria mine is an iron oxide, copper/gold deposit. Primary sulfide mineralization consists of chalcopyrite.

The Candelaria operation consists of an open-pit copper mine and a 6,000 metric ton-per-day underground copper mine, which is mined by sublevel stoping, feeding a 75,000 metric ton-per-day concentrator. On average, open-pit mining operations move 210,000 metric tons of material per day using an available fleet of 48 225-metric ton haul trucks loaded by six shovels with bucket sizes ranging from 13 to 43 cubic meters. Copper concentrates are transported by truck to the Punta Padrones port facility located in Caldera, approximately 50 miles northwest of the mine. Copper production for 2008 was 383 million pounds and gold production was 98,000 ounces. In early 2009, we revised our operating plan to reduce the mining rate at Candelaria.

Candelaria is located in a desert environment with rainfall averaging less than one inch per year and is in an active seismic zone. The highest bench elevation is 675 meters above sea level and the ultimate pit bottom is expected to be 30 meters below sea level. The Candelaria property encompasses approximately 13,390 acres, including approximately 544 acres for the port facility in Caldera. The remaining property consists of mineral rights owned by us in which the surface is not owned but controlled by us, which is consistent with Chilean law.

Candelaria receives electrical power through long-term contracts with Empresa Eléctrica Guacolda S.A., a local energy company. Candelaria’s water supply comes from well fields in the area of Tierra Amarilla and Copiapó that draw water from the Copiapó River aquifer. Because of rapid depletion of that aquifer in recent years, ongoing studies are addressing the adequacy of this water supply for Candelaria’s currently planned operations.

Ojos del Salado.  Ojos del Salado consists of two underground copper mines (Santos and Alcaparrosa) and a 3,800 metric ton-per-day concentrator. The operation is located approximately 10 miles east of Copiapó in northern Chile’s Atacama province, Region III, and is accessible by paved highway. We have an 80 percent ownership interest in Ojos del Salado. The remaining 20 percent interest is owned by affiliates of the Sumitomo Corporation. The Ojos del Salado operation began commercial production in 1929.

The Ojos del Salado mines are iron oxide and copper/gold deposits. Primary sulfide mineralization consists of chalcopyrite.

The Ojos del Salado operation has a capacity of 3,800 metric tons per day of ore from the Santos underground mine and 4,000 metric tons per day from the Alcaparrosa underground mine. The ore from both mines is mined by sublevel stoping, since both the ore and enclosing rocks are competent. The broken ore is removed from the stopes using scoops and loaded into an available fleet of 18 28-metric ton trucks, which transport the ore to the surface. The ore from the Santos mine is hauled directly to the Ojos del Salado mill for processing, and the ore from the Alcaparrosa mine is reloaded into five 54-metric ton trucks and hauled 12 miles to the Candelaria mill for processing. The Ojos del Salado concentrator has the capacity to produce over 30 million pounds of copper and 9,000 ounces of gold per year. Copper production for 2008 was 63 million pounds and gold production was 16,000 ounces. In early 2009, we revised our operating plan to reduce the mining rate at Ojos del Salado. Tailings from the Ojos del Salado mill are pumped to the Candelaria tailings facility for final deposition. The Candelaria facility has sufficient capacity for the remaining Ojos del Salado tailings in addition to Candelaria’s tailings.

Ojos del Salado is located in a desert environment with rainfall averaging less than one inch per year and is in an active seismic zone. The highest underground level is at an elevation of 500 meters above sea level, with the lowest underground level at 150 meters above sea level. The Ojos del Salado mineral rights encompass approximately 15,815 acres, which includes approximately 6,784 acres of owned land in and around the Ojos del Salado underground mines and plant site. The remaining property consists of mineral rights owned by us in which the surface is not owned but controlled by us, which is consistent with Chilean law.

Ojos del Salado receives electrical power through long-term contracts with Empresa Eléctrica Guacolda S.A. Ojos del Salado’s water supply comes from the Copiapó River aquifer. Because of rapid depletion of this aquifer in recent years, ongoing studies are addressing the adequacy of this water supply for Ojos del Salado’s currently planned operations.

Indonesia

Ownership

PT Freeport Indonesia is a limited liability company organized under the laws of the Republic of Indonesia and incorporated in Delaware. We directly own 81.28 percent of PT Freeport Indonesia, 9.36 percent indirectly through our wholly owned subsidiary, PT Indocopper Investama, and the Government of Indonesia owns the remaining 9.36 percent.

In July 2004, we received a request from the Indonesian Department of Energy and Mineral Resources that we offer to sell shares in PT Indocopper Investama to Indonesian nationals at fair market value. Refer to Note 16 – “Commitments and Guarantees” for additional discussion.

In 1996, we established joint ventures with Rio Tinto plc (Rio Tinto), an international mining company with headquarters in London, England. One joint venture covers PT Freeport Indonesia’s mining operations in Block A and gives Rio Tinto, through 2021, a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver in Block A, and, after 2021, a 40 percent interest in all production from Block A. Operating, nonexpansion capital and administrative costs are shared proportionately between PT Freeport Indonesia and Rio Tinto based on the ratio of (a) the incremental revenues from production from our expansion completed in 1998 to (b) total revenues from Block A, including production from PT Freeport Indonesia’s previously existing reserves. PT Freeport Indonesia receives 100 percent of the cash flow from specified annual amounts of copper, gold and silver through 2021, calculated by reference to its proven and probable reserves as of December 31, 1994, and 60 percent of all remaining cash flow. PT Freeport Indonesia records its joint venture interest using the proportionate consolidation method. Under the joint venture agreements, virtually all of the 2008 cash flows from PT Freeport Indonesia's operations were attributed to PT Freeport Indonesia.

Contracts of Work

Through a Contract of Work (COW) with the Government of Indonesia, PT Freeport Indonesia conducts its current exploration and mining operations in Indonesia. The COW governs our rights and obligations relating to taxes, exchange controls, royalties, repatriation and other matters, and was concluded pursuant to the 1967 Foreign Capital Investment Law, which expresses Indonesia’s foreign investment policy and provides basic guarantees of remittance rights and protection against nationalization, a framework for economic incentives and basic rules regarding other rights and obligations of foreign investors. Specifically, the COW provides that the Government of Indonesia will not nationalize or expropriate PT Freeport Indonesia’s mining operations. Any disputes regarding the provisions of the COW are subject to international arbitration. We have experienced no disputes requiring arbitration during the 40 years we have operated in Indonesia.

PT Freeport Indonesia’s COW covers both Block A, which was first included in a 1967 COW that was replaced by a new COW in 1991, and Block B in which we gained rights in 1991. The initial term of our COW expires in December 2021, but we can extend it for two 10-year periods subject to Indonesian government approval that cannot be withheld or delayed unreasonably. The COW allows us to conduct exploration, mining and production activities in the 24,700-acre Block A area, located in Papua. All of PT Freeport Indonesia’s proven and probable mineral reserves and current mining operations are located in Block A. Under the COW, PT Freeport Indonesia also conducts exploration activities (which had been suspended, but resumed in 2007) in the approximate 500,000-acre Block B area, in Papua. We originally had the rights to explore 6.5 million acres in Block B, but pursuant to the COW we have only retained the rights to approximately 500,000 acres following significant geological assessment.

PT Freeport Indonesia pays a copper royalty under its COW that varies from 1.5 percent of copper net revenue at a copper price of $0.90 or less per pound to 3.5 percent at a copper price of $1.10 or more per pound. The COW royalty rate for gold and silver sales is 1.0 percent.

A large part of the mineral royalties under Government of Indonesia regulations are designated to the provinces from which the minerals are extracted. In connection with our fourth concentrator mill expansion completed in 1998, PT Freeport Indonesia agreed to pay the Government of Indonesia additional royalties (royalties not required by our COW) to provide further support to the local governments and the people of the Indonesia province of Papua. The additional royalties are paid on production exceeding specified annual amounts of copper, gold and silver expected to be generated when PT Freeport Indonesia’s milling facilities operate above 200,000 metric tons of ore per day. The additional royalty for copper equals the COW royalty rate and for gold and silver equals twice the COW royalty rates. Therefore, PT Freeport Indonesia’s royalty rate on copper net revenues from production above the agreed levels is double the COW royalty rate, and royalty rates on gold and silver sales from production above the agreed levels are triple the COW royalty rates. PT Freeport Indonesia’s share of the combined royalties, including the additional royalties which became effective January 1, 1999, totaled $113 million in 2008, $133 million in 2007 and $126 million in 2006.

PT Irja Eastern Minerals (Eastern Minerals), of which we own 100 percent, conducts exploration under a separate COW in an area covering approximately 450,000 acres in Papua.

Under a joint venture agreement through PT Nabire Bakti Mining, we conduct exploration activities under a separate COW in an area covering approximately 500,000 acres in five parcels contiguous to PT Freeport Indonesia’s Block B and one of Eastern Minerals’ blocks.

In 2008, Indonesia enacted a new mining law, which will operate under a licensing system as opposed to the COW system that applies to PT Freeport Indonesia and Eastern Materials. The new law indicates that existing COWs will be honored but that certain provisions should be adjusted to conform to the new law. It is not clear what adjustments, if any, may be requested by the Government of Indonesia, but we are committed to continuing to honor and abide by the terms of our COW and the Government has consistently indicated that it will honor all existing contracts.

Grasberg Minerals District

PT Freeport Indonesia operates in the remote highlands of the Sudirman Mountain Range in the province of Papua, Indonesia, which is on the western half of the island of New Guinea. We and our predecessors have conducted exploration and mining operations in Block A since 1967 and have been the only operator of these operations. We currently have two mines in operation: the Grasberg open pit and the Deep Ore Zone (DOZ) underground block cave.

Grasberg Open Pit.  We began open-pit mining of the Grasberg ore body in 1990. Open-pit operations are expected to continue through 2015, at which time the Grasberg underground mining operations are scheduled to begin. Production is currently at the 3,295- to 4,285-meter elevation level and totaled 49.0 million metric tons of ore in 2008 and 57.5 million metric tons of ore in 2007, which provided 67 percent of our 2008 mill feed and 75 percent of our 2007 mill feed. Remaining mill feed comes from our DOZ mine.

The current Grasberg equipment fleet consists of over 500 units. At December 31, 2008, the larger mining equipment directly associated with production included an available fleet of 157 haul trucks with payloads ranging from approximately 215 metric tons to 330 metric tons and 19 shovels with bucket sizes ranging from 30 cubic meters to 42 cubic meters, which in 2008 moved an average of 669,000 metric tons per day.

Grasberg crushing and conveying systems are integral to the mine and provide the capacity to transport up to 225,000 metric tons per day of Grasberg ore to the mill and 135,000 metric tons per day of overburden to the overburden stockpiles. The remaining ore and overburden is moved by haul trucks.

Deep Ore Zone. The DOZ ore body lies vertically below the now depleted Intermediate Ore Zone. We began production from the DOZ ore body in 1989 using open stope mining methods, but we suspended production in 1991 in favor of production from the Grasberg deposit. Production resumed in September 2000 using the block-cave method. Production is at the 3,110-meter elevation level and totaled 23.1 million metric tons of ore in 2008 and 19.5 million metric tons in 2007.

During 2008, we completed over 16,000 meters of development drifting in support of the block-cave mining method for the DOZ mine. Further expansion of the DOZ operation to 80,000 metric tons of ore per day is under way with completion targeted by 2010. The success of the development of the DOZ mine, one of the world’s largest underground mines, provides confidence in the future development of PT Freeport Indonesia’s large-scale undeveloped underground ore bodies.

The DOZ mine fleet consists of over 185 pieces of mobile heavy equipment, which in 2008 moved an average of 63,000 metric tons of ore per day. The primary mining equipment directly associated with production and development includes an available fleet of 50 LHD units and 19 haul trucks. Our production LHD units typically carry approximately 11 metric tons of ore. Using ore passes and chutes, the LHD units transfer ore into 55-ton capacity haul trucks. The trucks dump into two gyratory crushers and the ore is then conveyed to the surface stockpiles.

PT Freeport Indonesia’s total production for 2008 was 1.1 billion pounds of copper and 1.2 million ounces of gold.

Our principal source of power for all our Indonesian operations is a coal-fired power plant that we built in conjunction with our fourth concentrator mill expansion. Diesel generators supply peaking and backup electrical power generating capacity. A combination of naturally occurring mountain streams and water derived from our underground operations provides water for our operations. Our Indonesian operations are in an active seismic zone and experience average annual rainfall of approximately 200 inches.

Description of Ore Bodies. Our Indonesia ore bodies are located within and around two main igneous intrusions, the Grasberg monzodiorite and the Ertsberg diorite. The host rocks of these ore bodies include both carbonate and clastic rocks that form the ridge crests and upper flanks of the Sudirman Range, and the igneous rocks of monzonitic to dioritic composition that intrude them. The igneous-hosted ore bodies (the Grasberg open pit and block cave, and the DOZ block cave) occur as vein stockworks and disseminations of copper sulfides, dominated by chalcopyrite and, to a much lesser extent, bornite. The sedimentary-rock hosted ore bodies occur as “magnetite-rich, calcium/magnesian skarn” replacements, whose location and orientation are strongly influenced by major faults and by the chemistry of the carbonate rocks along the margins of the intrusions.

The copper mineralization in these skarn deposits is also dominated by chalcopyrite, but higher bornite concentrations are common. Moreover, gold occurs in significant concentrations in all of the district’s ore bodies, though rarely visible to the naked eye. These gold concentrations usually occur as inclusions within the copper sulfide minerals, though, in some deposits, these concentrations can also be strongly associated with pyrite.

The following diagram indicates the relative elevations (in meters) of our reported ore bodies.

The following map, which encompasses an area of approximately 42 square kilometers (approximately 16 square miles), indicates the relative positions and sizes of our reported ore bodies and their locations.

Africa
We are developing the initial project at Tenke Fungurume in the DRC. At Tenke Fungurume, mine properties and facilities are controlled through mining concessions under general mining laws. The concessions are owned or controlled by operating companies in which we or our subsidiaries have an ownership interest.

Tenke Fungurume

The Tenke Fungurume deposits are located in the Katanga province of the DRC approximately 110 miles northwest of Lubumbashi. The deposits are accessible by unpaved roads and by rail. We hold an effective 57.75 percent interest in the concessions through our interest in Tenke Fungurume Mining, S.A.R.L., a company incorporated under the laws of the DRC and are the operator of the project. The remaining ownership interests are held by Tenke Mining Corp. (TMC), which is owned by Lundin Mining Corporation (an effective 24.75 percent) and La Générale des Carrières et des Mines (Gécamines), which is wholly owned by the Government of the DRC (17.5 percent). We are responsible for funding 70 percent of project development costs and are also responsible for financing our partner’s share of certain cost overruns on the initial project. Gecamines has an undilutable carried interest and is not responsible for funding any project costs.  In accordance with the terms of the agreement, Gecamines will receive asset transfer payments totaling $100 million, $70 million of which has already been paid and the remainder of which will be paid over a period of approximately three years.

The Tenke Fungurume deposits are sediment-hosted copper and cobalt deposits with oxide, mixed oxide-sulfide and sulfide mineralization. The dominant oxide minerals are malachite, pseudomalachite and heterogenite. Important sulfide minerals consist of bornite, carrollite, chalcocite and chalcopyrite.

Copper and cobalt will be recovered through an agitation-leach plant capable of processing 8,000 metric tons of ore per day. Construction activities are well advanced and initial production is targeted during the second half of 2009  Annual production in the initial years is expected to approximate 250 million pounds of copper and 18 million pounds of cobalt.  The initial project is based on mining and processing ore reserves approximating 119 million metric tons with an average grade of 2.6 percent copper and 0.35 percent cobalt. We expect the results of drilling activities will enable future expansion of initial production rates. The timing of these expansions will depend on a number of factors, including general economic and market conditions. The current equipment fleet includes 8 five-cubic meter front-end loaders, 29 45-metric ton haul trucks, surface miners, production drills, sampling machines and crawler dozers.

Tenke Fungurume is located in a tropical region; however, temperatures are moderated by its higher altitudes. Weather in this region is characterized by a dry season and a wet season, each lasting about six months with average rainfall of 47 inches per year. The highest bench elevation is expected to be 1,480 meters above sea level and the ultimate pit bottom is expected to be 1,270 meters above sea level. The Tenke Fungurume deposits are located within four concessions totaling 394,455 acres.

Tenke Fungurume has entered into long-term power supply and infrastructure funding agreements with La Société Nationale d’Electricité (SNEL), the state-owned electric utility company serving the region. The results of a recent water exploration program, as well as the regional geological and hydro-geological conditions, indicate that adequate water is available for the project, and for hydro-electric generation during the expected life of the operation.

In February 2008, the Ministry of Mines, Government of the DRC, sent a letter seeking comment on proposed material modifications to the mining contracts for the Tenke Fungurume concession.  Refer to Note 16 – “Commitments and Guarantees” for additional discussion.

During October 2008, fighting between rebel groups and the national Congolese army erupted in the DRC and hostilities have continued in the eastern province of North Kivu, which is more than 1,000 kilometers from our project site and not easily accessible by road. This conflict has resulted in increased instability in the DRC. We will continue to monitor the situation while continuing with our development project.

PRODUCTION DATA

For comparative purposes, operating data shown below for the years ended December 31, 2007, 2006, 2005 and 2004, combines our historical data with Phelps Dodge pre-acquisition data. As the pre-acquisition operating data represent the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

COPPER	Years Ended December 31,
(millions of recoverable pounds)	2008	2007[a]		2006[a]	2005[a]	2004[a]

MINED COPPER (FCX’s net interest in %)
North America
Morenci (85%)[b]	626	687		693	680	715
Bagdad (100%)	227	202		165	201	220
Sierrita (100%)	188	150		162	158	155
Chino (100%)	155	190		186	210	183
Safford (100%)	133	1		-	-	-
Tyrone (100%)	76	50		64	81	86
Miami (100%)	19	20		19	25	20
Tohono (100%)	2	3		5	5	-
Other (100%)	4	17		11	5	5
Total North America	1,430	1,320	[c]	1,305	1,365	1,384

South America
Cerro Verde (53.56%)	694	594		222	206	195
Candelaria/Ojos del Salado (80%)	446	453		429	421	461
El Abra (51%)	366	366		482	464	481
Total South America	1,506	1,413	[c]	1,133	1,091	1,137

Indonesia
Grasberg (90.64%)[d]	1,094	1,151		1,201	1,456	997
Consolidated	4,030	3,884		3,639	3,912	3,518

Less minority participants’ share	693	653		537	543	512
Net	3,337	3,231		3,102	3,369	3,006

GOLD
(thousands of recoverable ounces)

MINED GOLD (FCX’s net interest in %)

North America (100%)[b]	14	15		19	17	13
South America (80%)	114	116	[e]	112	117	122
Indonesia (90.64%)[d]	1,163	2,198		1,732	2,789	1,456
Consolidated	1,291	2,329		1,863	2,923	1,591

Less minority participants’ share	132	229		184	284	160
Net	1,159	2,100		1,679	2,639	1,431

MOLYBDENUM
(millions of recoverable pounds)

MINED MOLYBDENUM (FCX’s net interest in %)

Henderson (100%)	40	39	[f]	37	32	28
By-product – North America (100%)[b]	30	30		31	30	29
By-product – Cerro Verde (53.56%)	3	1		-	-	-
Consolidated	73	70		68	62	57

Less minority participants’ share	1	-		-	-	-
Net	72	70		68	62	57

a.
For comparative purposes, operating data for the years ended December 31, 2007, 2006, 2005 and 2004, combines our historical data with Phelps Dodge pre-acquisition data. As the pre-acquisition data represent the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Amounts are net of Morenci’s 15 percent joint venture partner interest.
c.	Includes North America copper production of 258 million pounds and South America copper production of 259 million pounds for Phelps Dodge’s pre-acquisition results.
d.	Amounts are net of Grasberg’s joint venture partner’s interest, which varies in accordance with terms of the joint venture agreement.
e.	Includes gold production of 21 thousand ounces for Phelps Dodge’s pre-acquisition results.
f.	Includes molybdenum production of 14 million pounds for Phelps Dodge’s pre-acquisition results.

SALES DATA

For comparative purposes, operating data shown below for the years ended December 31, 2007, 2006, 2005 and 2004, combines our historical data with Phelps Dodge pre-acquisition data. As the pre-acquisition operating data represent the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

	Years Ended December 31,
COPPER (millions of recoverable pounds)	2008	2007[a]		2006[a]		2005[a]		2004[a]

MINED COPPER (FCX’s net interest in %)
North America
Morenci (85%)[b]	646	693		692		680		715
Bagdad (100%)	226	200		165		209		224
Sierrita (100%)	184	157		161		165		158
Chino (100%)	174	186		186		209		183
Safford (100%)	107	-		-		-		-
Tyrone (100%)	71	53		64		81		86
Miami (100%)	20	24		19		29		22
Tohono (100%)	2	3		5		5		-
Other (100%)	4	16		11		5		5
Total North America	1,434	1,332	[c]	1,303		1,383		1,393

South America
Cerro Verde (53.56%)	701	587		214		205		196
Candelaria/Ojos del Salado (80%)	455	447		425		421		467
El Abra (51%)	365	365		487		467		482
Total South America	1,521	1,399	[c]	1,126		1,093		1,145

Indonesia
Grasberg (90.64%)[d]	1,111	1,131		1,201		1,457		992
Consolidated	4,066	3,862		3,630		3,933		3,530

Less minority participants’ share	699	647		535		545		513
Net	3,367	3,215		3,095		3,388		3,017

Consolidated sales from mines	4,066	3,862		3,630		3,933		3,530
Purchased copper	483	650		736		821		866
Total consolidated sales	4,549	4,512		4,366		4,754		4,396

Average realized price per pound	$2.69	$3.22	[e]	$2.80	[e]	$1.66	[e]	$1.33

GOLD (thousands of recoverable ounces)

MINED GOLD (FCX’s net interest in %)

North America (100%)[b]	16	21		19		18		12
South America (80%)	116	114	[f]	111		117		122
Indonesia (90.64%)[d]	1,182	2,185		1,736		2,790		1,443
Consolidated	1,314	2,320		1,866		2,925		1,577

Less minority participants’ share	134	228		185		285		159
Net	1,180	2,092		1,681		2,640		1,418

Consolidated sales from mines	1,314	2,320		1,866		2,925		1,577
Purchased gold	2	6		12		12		20
Total consolidated sales	1,316	2,326		1,878		2,937		1,597

Average realized price per ounce	$861	$682		$566	[g]	$454		$411

MOLYBDENUM (millions of recoverable pounds)

Consolidated sales from mines	71	69	[h]	69		60		63

Less minority participants’ share	1	-		-		-		-
Net	70	69		69		60		63

Consolidated sales from mines	71	69		69		60		63
Purchased molybdenum	8	9		8		13		13
Total consolidated sales	79	78		77		73		76

Average realized price per pound	$30.55	$25.87		$21.87		$25.89		$12.71

a.
For comparative purposes, operating data for the years ended December 31, 2007, 2006, 2005 and 2004, combines our historical data with Phelps Dodge pre-acquisition data. As the pre-acquisition data represent the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Amounts are net of Morenci’s joint venture partner’s 15 percent interest.
c.	Includes North America copper sales of 283 million pounds and South America copper sales of 222 million pounds for Phelps Dodge’s pre-acquisition results.
d.	Amounts are net of Grasberg’s joint venture partner’s interest, which varies in accordance with terms of the joint venture agreement.
e.	Before charges for hedging losses related to copper price protection programs, amounts were $3.27 per pound for 2007, $3.08 per pound for 2006 and $1.76 per pound for 2005.
f.	Includes gold sales of 18 thousand ounces for Phelps Dodge’s pre-acquisition results.
g.	Amount was approximately $606 per ounce before a loss on redemption of our Gold-Denominated Preferred Stock, Series II.
h.	Includes molybdenum sales of 17 million pounds for Phelps Dodge’s pre-acquisition results.

DEVELOPMENT PROJECTS AND EXPLORATION

We have several projects and potential opportunities to expand our production volumes, extend our mine lives and develop large-scale underground ore bodies. In response to the sharp declines in copper and molybdenum prices and the deterioration of the economic environment during fourth-quarter 2008, we have deferred most of our project development activities, including incremental expansions in North and South America, the planned restart of the Miami mine, development of the El Abra sulfide project and the restart of the Climax molybdenum mine, and have also reduced capital spending at Tenke Fungurume and in Indonesia. For further discussion of our development projects and exploration activities, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition to current development project activities for the Common Infrastructure project, the Grasberg Block Cave, the Big Gossan underground mine and the DOZ expansion discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have additional long-term underground mine development projects in the Grasberg minerals district for the Deep Mill Level Zone and Kucing Liar ore bodies, which are discussed below and are based on our latest mine plans and proven and probable reserves as of December 31, 2008.

The Mill Level Zone and Deep Mill Level Zone ore bodies are reported as one ore body as the Deep Mill Level Zone. The Deep Mill Level Zone lies directly below the DOZ mine at the 2,590-meter elevation. This ore represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. Drilling efforts continue to determine the extent of this ore body. We expect to mine the Deep Mill Level Zone using a block-cave method near completion of mining at the DOZ. We expect to complete the feasibility study on this ore body in the second half of 2009. Pre-feasibility estimates of aggregate capital costs for the Deep Mill Level Zone are expected to aggregate $1.3 billion.

The Kucing Liar ore body lies on the southern flank of and underneath the southern portion of the Grasberg open pit at the 2,605-meter elevation level. We expect to mine the Kucing Liar ore body using the block-cave method. Pre-feasibility studies for the development of the Kucing Liar ore body indicate aggregate capital costs of approximately $1.4 billion. A feasibility study is expected to commence during 2009.

Based on our current estimates, we expect aggregate expenditures for underground mine development to average approximately $350 million annually during the next 15 years. In addition, these costs will be shared with Rio Tinto in accordance with our joint venture agreement.

Considering the long-term nature of these projects, actual costs could differ materially from these estimates.

In addition to the mine development costs above, our current mine development plans include approximately $3 billion of capital expenditures at our processing facilities to optimize the handling of underground ore types once Grasberg open-pit operations cease. We continue to review our mine development and processing plans to maximize the value of our reserves.

RESEARCH

Following our acquisition of Phelps Dodge in March 2007, we conduct research and development programs relating to technology for exploration for minerals, mining and recovery of metals from ores, concentrates and solutions, smelting and refining of copper, metal processing, reclamation and remediation, and product and engineered materials development. Most of our research is conducted at our technology centers in Safford and Sahuarita, Arizona. Expenditures for research and development programs, together with contributions to industry and government-supported research programs, totaled $44 million in 2008 and $33 million in 2007. Expenditures are expected to be substantially lower in 2009 in connection with company-wide steps to reduce expenditures in response to lower copper and molybdenum prices.

SMELTING FACILITIES

Atlantic Copper, S.A. Atlantic Copper is our wholly owned copper smelter and refinery located in Huelva, Spain. Atlantic Copper completed the last expansion of its production capacity in 1997. The design capacity of the smelter is 290,000 metric tons of copper per year and the refinery currently has a capacity of 260,000 metric tons of copper per year. We have no present plans to expand Atlantic Copper’s production capacity. Atlantic Copper’s facilities are located on land concessions from the Huelva, Spain port authorities. The smelter and refinery concessions expire in 2022, and the office and warehouse concessions expire in 2014.

During 2008, Atlantic Copper treated 1,028,100 metric tons of concentrate and scrap and produced 259,900 metric tons of copper anodes and 257,100 metric tons of copper cathodes. During 2007, Atlantic Copper treated 952,300 metric tons of concentrate and scrap and produced 256,100 metric tons of copper anodes and 243,600 metric tons of copper cathodes. In June 2007, Atlantic Copper completed a scheduled 23-day maintenance turnaround. Major maintenance turnarounds typically occur approximately every 12 years for Atlantic Copper, with significantly shorter term maintenance turnarounds occurring in the interim. The next scheduled maintenance activity at Atlantic Copper is in 2011.

Atlantic Copper purchased approximately 45 percent of its 2008 concentrate requirements from PT Freeport Indonesia and approximately 12 percent from our South America mines at market prices. Atlantic Copper has experienced no significant operating problems.

We made no capital contributions to Atlantic Copper from 2005 through 2008; however, we contributed $202 million to Atlantic Copper in 2004. In addition, we loaned $190 million to Atlantic Copper in 2004 and Atlantic Copper repaid $60 million in 2008. The funds were used to improve Atlantic Copper’s financial structure during its 2004 major maintenance turnaround and during a period of extremely low rates for treatment and refining charges. Our net investment in Atlantic Copper through December 31, 2008, was approximately $138 million.

PT Smelting. PT Freeport Indonesia’s 1991 COW required us to construct or cause to be constructed a smelter in Indonesia if we and the Indonesian government determined that such a project would be economically viable. In 1995, following the completion of a feasibility study, we entered into agreements relating to the formation of PT Smelting, an Indonesian company, and the construction of the copper smelter in Gresik, Indonesia. PT Freeport Indonesia, Mitsubishi Materials Corporation (Mitsubishi Materials), Mitsubishi Corporation (Mitsubishi) and Nippon Mining & Metals Co., Ltd. (Nippon) own 25 percent, 60.5 percent, 9.5 percent, and 5 percent, respectively, of the outstanding PT Smelting common stock. PT Smelting owns and operates the smelter and refinery in Gresik, Indonesia.

During 2006, PT Smelting completed an expansion of its production capacity to 275,000 metric tons of copper per year from 250,000 metric tons. PT Freeport Indonesia’s contract with PT Smelting provides for the supply of 100 percent of the copper concentrate requirements necessary for PT Smelting to produce 205,000 metric tons of copper annually (essentially the smelter’s original design capacity) on a priority basis. For the first 15 years of PT Smelting’s commercial operations, beginning December 1998, PT Freeport Indonesia agreed that the combined treatment and refining charges (fees paid to smelters by miners) would approximate market rates, but will not fall below specified minimum rates. The minimum rate, applicable to the period April 27, 2008 to April 27, 2014, is to be determined annually and to be sufficient to cover PT Smelting’s annual cash operating costs (net of credits and including costs of debt service) for 205,000 metric tons of copper. The maximum rate is $0.30 per pound. The agreement is an amendment to the long-term contract, which is pending approval from the Department of Energy and Mineral Resources of the Government of Indonesia. PT Freeport Indonesia also sells copper concentrate to PT Smelting at market rates, which are not subject to a minimum or maximum rate, for quantities in excess of 205,000 metric tons of copper annually.

During 2008, PT Smelting treated 978,100 metric tons of concentrate and produced 261,300 metric tons of copper anodes and 253,400 metric tons of copper cathodes. During 2007, PT Smelting treated 976,300 metric tons of concentrate and produced 277,100 metric tons of copper anodes and 256,900 metric tons of copper cathodes. Lower volumes of anodes in 2008, compared to 2007, primarily reflect a 25-day maintenance turnaround in the second quarter of 2008. Major maintenance turnarounds typically occur approximately every four years for PT Smelting, with significantly shorter term maintenance turnarounds in the interim.

Miami Smelter.  We own and operate a smelter at our Miami, Arizona mining operation. The Miami mine is currently on care-and-maintenance status, but the smelter continues to process concentrate primarily from our Morenci, Bagdad and Sierrita mines. The smelter has been in production for over 80 years and has been upgraded during that period to implement new technologies, to improve production and to comply with current air quality standards. Concentrate processed through the smelter totaled approximately 719,000 metric tons in 2008 and 759,000 metric tons in 2007. The Miami smelter completed a 40-day major maintenance turnaround in February 2009.  Major maintenance turnarounds typically occur approximately every 29 months for Miami, with significantly shorter term maintenance turnarounds in the interim. Sulfuric acid is a by-product of smelting concentrates, and the Miami smelter is the most significant source of sulfuric acid for our domestic leaching operations.

OTHER PROPERTIES

Rod & Refining Operations.  Our Rod & Refining operations consist of conversion facilities located in North America including a refinery in El Paso, Texas; rod mills in El Paso, Texas, Norwich, Connecticut and Miami, Arizona; and a specialty copper products facility in Bayway, New Jersey. We refine our anode copper production from our smelter in Miami, Arizona, along with purchased anodes, at our El Paso refinery. The El Paso refinery has an annual production capacity of about 900 million pounds of copper cathode, which is sufficient to refine all the copper anode we produce at Miami. Our El Paso refinery also produces nickel carbonate, copper telluride, and autoclaved slimes material containing gold, silver, platinum and palladium.

Molybdenum Conversion Facilities.  We process molybdenum concentrates at our conversion plants in the U.S. and Europe into such products as technical-grade molybdic oxide, ferromolybdenum, pure molybdic oxide, ammonium molybdates, molybdenum disulfide and molybdenum metal powder. We operate molybdenum roasters in Sierrita, Arizona; Fort Madison, Iowa; and Rotterdam, the Netherlands.

The conversion facility located at our Sierrita mine consists of two molybdenum roasters that process molybdenum concentrates produced at our mines and on a toll basis for third parties. The facility produces molybdenum oxide and related products.

The Fort Madison, Iowa, facility consists of two molybdenum roasters, a sulfuric acid plant, a metallurgical (technical oxide) packaging facility, and a chemical conversion plant, which includes a wet-chemicals plant, sublimation equipment and molybdenum disulfide processing and packaging. In the chemical plant, molybdic oxide is further refined into various high-purity molybdenum chemicals for a wide range of uses by chemical and catalyst manufacturers. In addition to metallurgical oxide products, the Fort Madison facility produces ammonium dimolybdate, pure molybdic oxide, ammonium heptamolybdate, ammonium octamolybdate, sodium molybdate, sublimed pure molybdic oxide and molybdenum disulfide.

The Rotterdam conversion facility consists of a molybdenum roaster, sulfuric acid plant, metallurgical packaging facility and chemical conversion plant. The plant produces metallurgical products primarily for third parties. Ammonium dimolybdate and pure molybdic oxide are produced in the wet-chemicals plant.

We also produce ferromolybdenum for worldwide customers at our conversion plant located in Stowmarket, United Kingdom. The plant is operated both as an internal and external customer tolling facility.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Energy (including electricity, diesel fuel, coal and natural gas), sulfuric acid and water are the principal raw materials used in our operations. Most of our energy is obtained from third parties under long-term contracts. For additional information, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sulfuric acid is used in the SX/EW process and is produced as a by-product of the smelting process at our smelters. Sulfuric acid needs in excess of the sulfuric acid produced by our operations are purchased from third parties as needed.

Our mining operations require significant quantities of water for mining, ore processing and related support facilities. Our operations in North and South America are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production at our mines is dependent on our ability to maintain our water rights and claims and defeat claims adverse to our current water uses in legal proceedings.

In North America, under state law, our water rights give us only the right to use public waters for a statutorily defined beneficial use at a designated location. In Arizona, we are a participant in two active general stream adjudications in which for 30 years the State of Arizona has been attempting to quantify and prioritize surface water claims in two of the state’s largest river systems that include three of our operating mines (Morenci, Sierrita and Safford) and which may also affect our Bagdad mine in Arizona. Groundwater is not subject to adjudication in Arizona, but is subject to the doctrine of reasonable use, which requires balancing the utility of the use against the gravity of the harm to others who have rights in the same aquifer; however, wells may be subject to adjudication to the extent they are found to produce or affect surface water. In Colorado, our surface water and groundwater rights are subject to adjudication and we are involved in legal proceedings to resolve disputes regarding priority of administration of rights, including priority of some of our rights for the Climax mine. Our surface water and groundwater rights are fully licensed or have been fully adjudicated in New Mexico.

In South America, water for our mining operations at Candelaria and Ojos del Salado is drawn from the Copiapó River aquifer. Because of rapid depletion of this aquifer in recent years, ongoing studies are addressing the adequacy of this water supply for our mining operations planned at these sites. Water for our Cerro Verde processing operations comes from renewable sources through a series of storage reservoirs. Rainfall in 2008 was below normal and the rainy season in 2009, which ends in March, has thus far been below normal. Reservoirs are currently about half of the last five-year average for this time of year.

Although we believe our mining operations have sufficient water rights, the loss of water rights for any of our mines, in whole or in part, or shortages of water to which we have rights, could require us to curtail or shut down mining operations. Additionally, we have not yet secured adequate water rights to support all of our potential expansion projects and our inability to secure those rights could prevent us from pursuing some of those expansion opportunities. See Item 1A. “Risk Factors.”

COMPETITION

We are one of the world’s largest copper, gold and molybdenum mining companies in terms of reserves and production. With respect to copper, which generated approximately 76 percent of our mining revenues in 2008, the top 10 producers comprise approximately 55 percent of total worldwide mined copper production. We currently rank second among those producers at approximately 10 percent of total worldwide estimated mined copper production. Our competitive position is based on the quality and grade of our ore bodies and our ability to manage costs compared with other producers. We have a diverse portfolio of mining operations with varying ore grades and cost structures. Our costs are driven by the location, grade and nature of our ore bodies and the input costs, including energy, labor and equipment. The metals markets are cyclical and our ability to maintain our competitive position over the long term is based on our ability to acquire and develop quality deposits, hire and retain a skilled workforce and to manage our costs.

LABOR MATTERS

At December 31, 2008, we employed approximately 29,300 people. Additionally, there are approximately 10,300 contractor employees working at our Grasberg minerals district and approximately 400 contractor employees at Atlantic Copper. Employees represented by unions are listed below, with the approximate number of employees represented and the expiration date of the applicable union agreements.

		Number of
		Union-
	Number of	Represented
Location	Unions	Employees	Expiration Date
PT Freeport Indonesia – Indonesia	1	5,650	October 2009
Tenke Fungurume – DRC	2	2,525	May 2010
Cerro Verde – Peru	1	1,014	August 2011
Candelaria – Chile	2	463	October 2009
El Abra – Chile	2	566	July 2012
Chino – New Mexico	1	231	November 2009
Atlantic Copper – Spain	2	179	December 2007[a]
Stowmarket – United Kingdom	1	36	May 2011
Bayway – New Jersey	1	53	April 2010
Rotterdam – The Netherlands	2	57	March 2011
Aurex – Chile	1	32	February 2010

a.	The contract has been provisionally extended and is currently being renegotiated.

FM Services Company (FM Services), a wholly owned subsidiary of FCX, furnishes certain executive, administrative, financial, accounting, legal, tax and similar services to us. As of December 31, 2008, FM Services had 184 employees. FM Services employees also provide these services to two other publicly traded companies.

ENVIRONMENTAL AND RECLAMATION MATTERS

The costs of complying with environmental laws is a fundamental and substantial cost of our business. For information about environmental regulation, litigation and related costs, please see Item 1A. “Risk Factors - Environmental Risks;” Item 3. “Legal Proceedings;” Note 1 – “Summary of Significant Accounting Policies - Environmental Expenditures and Asset Retirement Obligations;” and Note 15 – “Contingencies - Environmental and Asset Retirement Obligations.”

COMMUNITY AND HUMAN RIGHTS

We have adopted policies that govern our working relationships with the communities where we operate that are designed to guide our practices and programs in a manner that respects basic human rights and the culture of the local people impacted by our operations. We continue to make significant expenditures on community development, education, training and cultural programs, which include:

• comprehensive job training programs
• basic education programs
• public health programs, including malaria control
• agricultural assistance programs
• small and medium enterprise development programs
• cultural preservation programs
•                 water and sewage treatment projects
•                 clean water access
• charitable donations

In December 2000, we endorsed the joint U.S. State Department-British Foreign Office Voluntary Principles on Human Rights and Security (“Voluntary Principles”). Several major natural resources companies and international human rights organizations participated in developing the Voluntary Principles and have endorsed them. We participated in developing these principles and they are incorporated into our human rights policy.

We believe that our social and economic development programs are responsive to the issues raised by the local communities near our areas of operation and should help us maintain good relations with the surrounding communities and avoid disruptions of mining operations. Nevertheless, social and political instability in the area may adversely impact our mining operations. See Item 1A. – “Risk Factors.”

South America. Cerro Verde has provided a variety of community support projects over the years. During 2006, as a result of discussions with local mayors in the Arequipa region, Cerro Verde agreed to contribute to the design and construction of domestic water and sewage treatment plants for the benefit of the region. These facilities are being designed in a modular fashion so that initial installations can be readily expanded in the future. We have funded approximately 150 million Peruvian nuevo soles (approximately $49 million) as of December 31, 2008 to a designated bank account to be used for financing Cerro Verde’s share of the construction costs of these facilities.

During 2006, the Peruvian government announced that all mining companies operating in Peru will make annual contributions to local development funds for a five-year period when copper prices exceed certain levels that are adjusted annually. The contribution is equal to 3.75 percent of after-tax profits, of which 2.75 percent is contributed to a local mining fund and 1.00 percent to a regional mining fund. Cerro Verde’s contributions totaled $28 million in 2008 and $49 million in 2007.

Indonesia. In 1996, PT Freeport Indonesia established the Freeport Partnership Fund for Community Development (formerly the Freeport Fund for Irian Jaya Development), through which PT Freeport Indonesia has made available funding and technical assistance to support the economic, health, education and social development of the area. PT Freeport Indonesia has committed through 2011 to provide one percent of its annual revenue for the development of the local people in its area of operation through the Partnership Fund. Our share of contributions to the Partnership Fund totaled $34 million in 2008, $48 million in 2007 and $44 million in 2006. Our joint venture partner, Rio Tinto, also contributes to this fund and, including their share, the contributions totaled $35 million in 2008, $53 million in 2007 and $48 million in 2006.

The Amungme and Kamoro Community Development Organization (Lembaga Pembangunan Masyarakat Amungme dan Kamoro  or LPMAK) oversees disbursement of the program funds we contribute to the Partnership Fund. LPMAK is governed by a board of commissioners and a board of directors, which are comprised of representatives from the local Amungme and Kamoro tribal communities, government leaders, church leaders, and one representative of PTFI on each board. The Amungme and Kamoro people are original inhabitants of the land in our area of operations.

Security Matters in Indonesia. Consistent with our COW in Indonesia and the requirement to protect our employees and property, we have taken appropriate steps to provide a safe and secure working environment. As part of its security program, PT Freeport Indonesia maintains its own internal security department, which performs functions such as protecting company facilities, monitoring the shipment of company goods through the airport and terminal, assisting in traffic control and aiding rescue operations. PT Freeport Indonesia’s civilian security employees (numbering approximately 750) are unarmed and perform duties consistent with their internal security role. PT Freeport Indonesia’s share of costs for its internal civilian security department totaled approximately $22 million for 2008, $17 million for 2007 and $14 million for 2006. The security department has received human rights training and each member is required to certify his or her compliance with our human rights policy.

PT Freeport Indonesia, and all businesses and residents of Indonesia, rely on the Government of Indonesia for the maintenance of public order, upholding the rule of law and the protection of personnel and property. The Grasberg minerals district has been designated by the Government of Indonesia as one of Indonesia’s vital national assets. This designation results in the police and to a lesser extent, the military, playing a significant role in protecting the area of our operations. The Government of Indonesia is responsible for employing police and military personnel and directing their operations.

From the outset of PT Freeport Indonesia’s operations, the government has looked to PT Freeport Indonesia to provide logistical and infrastructure support and assistance for these necessary services because of the limited resources of the Indonesian government and the remote location of and lack of development in Papua. PT Freeport Indonesia’s financial support for the Indonesian government security institutions assigned to the operations area represents a prudent response to its requirements to protect its workforce and property, better ensuring that personnel are properly fed and lodged, and have the logistical resources to patrol PT Freeport Indonesia’s roads and secure its operating area. In addition, provision of such support and oversight is consistent with PT Freeport Indonesia’s obligations under the COW, reflects our philosophy of responsible corporate citizenship, and is in keeping with our commitment to pursue practices that will promote human rights.

PT Freeport Indonesia’s share of support costs for the government-provided security, currently involving approximately 1,850 Indonesian government security personnel located in the general area of our operations, was $8 million for 2008, $9 million for 2007 and $9 million for 2006. This supplemental support consists of various infrastructure and other costs, such as food, housing, fuel, travel, vehicle repairs, allowances to cover incidental and administrative costs, and community assistance programs conducted by the military and police. PT Freeport Indonesia’s capital costs for associated infrastructure was less than $1 million for each of the three years ended December 31, 2008.

As reported in January 2006, we have received and responded to requests from U.S. governmental authorities related to PT Freeport Indonesia’s support of Indonesian security institutions. We are cooperating fully with these requests.

Africa. Tenke Fungurume has committed to assist the communities living within its concession in the Katanga province of the DRC. Initiatives that have commenced over the past two years include the building of two schools and the remodeling of a third, development of over 30 community water wells, construction of roads, implementation of a malaria control program, agricultural support programs to local farmers, and support for the development of local small and medium enterprises. Additionally, we have committed to contribute a portion of net sales revenue from production to a community development fund to assist the local communities with development of local infrastructure and related services, such as those pertaining to health, education and economic development. This fund will be a platform to work jointly with the local government and community to further assist them to fulfill their local development plans, meet basic community needs and promote good governance.

Similar to our operations in Indonesia, Tenke Fungurume is required to engage government security institutions to assist with security matters at its concession area.  In this regard, Tenke Fungurume provides food, housing, monetary allowances and logistical support as well as direct payments to the government for the provision of the security assigned to the concession area.

ORE RESERVES

Recoverable proven and probable reserves summarized below and detailed on the following pages have been calculated as of December 31, 2008, in accordance with Industry Guide 7 as required by the Securities and Exchange Act of 1934. Proven and probable reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance of other countries. Proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry, as more fully discussed below. The term “reserve,” as used in the reserve data presented here, means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The term “proven reserves” means reserves for which (1) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (2) grade and/or quality are computed from the results of detailed sampling; and (3) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Our reserve estimates are based on the latest available geological and geotechnical studies. We conduct ongoing studies of our ore bodies to optimize economic values and to manage risk. We revise our mine plans and estimates of recoverable proven and probable mineral reserves as required in accordance with the latest available studies. Our estimates of recoverable proven and probable reserves are prepared by and are the responsibility of our employees, and a majority of these estimates are reviewed and verified by independent experts in mining, geology and reserve determination. Estimated recoverable proven and probable reserves were determined using long-term average prices of $1.60 per pound for copper, $550 per ounce for gold, $8.00 per pound for molybdenum, $12.00 per ounce for silver and $10.00 per pound for cobalt. The London spot metal prices for the past three years averaged $3.15 per pound for copper and $724 per ounce for gold, and molybdenum prices for the past three years averaged approximately $28 per pound.

	Recoverable Proven and Probable Reserves[a] at December 31, 2008
	Copper	Gold	Molybdenum	Silver	Cobalt
	(billion pounds)	(million ounces)	(billion pounds)	(million ounces)	(billion pounds)
North America	28.3	0.2	2.08	56.7	-
South America	32.2	1.3	0.40	77.5	-
Indonesia	35.6	38.5	-	132.4	-
Africa	5.9	-	-	-	0.7
Consolidated basis[b]	102.0	40.0	2.48	266.6	0.7

Net equity interest[c]	82.4	36.2	2.30	223.9	0.4

a.
Recoverable proven and probable reserves are estimated metal quantities from which we expect to be paid after application of estimated metallurgical recovery rates and smelter recovery rates, where applicable. Recoverable reserves are that part of a mineral deposit that we estimate can be economically and legally extracted or produced at the time of the reserve determination. Recoverable reserves include estimated recoverable copper totaling 2.8 billion pounds in leach stockpiles and 1.1 billion pounds in mill stockpiles, including our joint venture partner’s interest in the Morenci mine.

b.
Consolidated basis reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America and at the Grasberg minerals district in Indonesia.

c.	Net equity interest reserves represent estimated consolidated basis metal quantities further reduced for minority interest ownership.

Recoverable Proven and Probable Reserves
Estimated at December 31, 2008

		Proven Reserves							Probable Reserves
			Average Ore Grade							Average Ore Grade
	Processing	Million	Copper	Gold		Moly	Silver	Cobalt	Million	Copper	Gold		Moly	Silver	Cobalt
	Method	metric tons	%	g/t		%	g/t	%	metric tons	%	g/t		%	g/t	%
North America
Morenci	Mill	181	0.55	-		0.023	-	-	4	0.61	-		0.023	-	-
	Crushed leach	371	0.58	-		-	-	-	19	0.55	-		-	-	-
	ROM leach	2,133	0.20	-		-	-	-	105	0.23	-		-	-	-
Sierrita	Mill	1,325	0.26	-	[d]	0.029	1.49	-	142	0.24	-	[d]	0.024	1.35	-
	ROM leach	4	0.19	-		-	-	-	2	0.16	-		-	-	-
Bagdad	Mill	591	0.36	-	[d]	0.021	1.79	-	175	0.31	-	[d]	0.019	1.51	-
	ROM leach	142	0.18	-		-	-	-	143	0.12	-		-	-	-
Safford	Crushed leach	239	0.46	-		-	-	-	211	0.29	-		-	-	-
Tyrone	ROM leach	289	0.30	-		-	-	-	45	0.23	-		-	-	-
Henderson	Mill	141	-	-		0.176	-	-	8	-	-		0.176	-	-
Chino	Mill	43	0.63	0.05		0.016	0.76	-	4	0.58	0.04		0.017	0.71	-
	ROM leach	83	0.48	-		-	-	-	13	0.34	-		-	-	-
Miami	ROM leach	74	0.44	-		-	-	-	17	0.35	-		-	-	-
Climax[a]	Mill	63	-	-		0.201	-	-	102	-	-		0.142	-	-
Cobre[a]	ROM leach	71	0.40	-		-	-	-	2	0.23	-		-	-	-
		5,750	0.29	-	[d]	0.016	0.53		992	0.23	-	[d]	0.023	0.46	-

South America
Cerro Verde	Mill	486	0.47	-		0.018	2.83	-	2,249	0.34	-		0.013	2.05	-
	Crushed leach	110	0.56	-		-	-	-	81	0.48	-		-	-	-
	ROM leach	39	0.28	-		-	-	-	58	0.35	-		-	-	-
El Abra	Crushed leach	477	0.56	-		-	-	-	149	0.52	-		-	-	-
	ROM leach	291	0.32	-		-	-	-	203	0.33	-		-	-	-
Candelaria	Mill	368	0.55	0.11		-	1.97	-	23	0.54	0.11		-	1.91	-
Ojos del Salado	Mill	5	1.23	0.30		-	2.95	-	3	0.98	0.24		-	2.34	-
		1,776	0.49	0.02		0.005	1.19	-	2,766	0.36	-	[d]	0.010	1.69	-

Indonesia
Grasberg open pit	Mill	213	0.99	1.29		-	2.55	-	171	0.95	1.03		-	2.56	-
Deep Ore Zone[b]	Mill	97	0.67	0.66		-	3.41	-	185	0.59	0.68		-	2.75	-
Grasberg block cave[a]	Mill	288	1.21	1.16		-	3.65	-	719	0.94	0.66		-	3.37	-
Kucing Liar[a]	Mill	156	1.32	1.15		-	7.51	-	285	1.20	1.06		-	6.57	-
Deep Mill Level Zone[a,c]	Mill	59	1.00	0.78		-	4.94	-	435	0.88	0.74		-	4.40	-
Big Gossan[a]	Mill	9	2.50	1.30		-	16.72	-	47	2.18	1.16		-	14.16	-
		822	1.11	1.11		-	4.30	-	1,842	0.97	0.79		-	4.25	-

Africa
Tenke Fungurume[a]	Agitation leach	59	2.62	-		-	-	0.374	60	2.67	-		-	-	0.317

Total		8,407	0.43	0.11		0.012	1.05	0.003	5,660	0.56	0.26		0.009	2.29	0.003

a. Undeveloped reserves requiring significant capital investment to bring into production.
b. In 2007, we combined the Deep Ore Zone and the Erstberg Ore Zone reserves, which we now refer to as the Deep Ore Zone.
c. In 2007, we combined the Mill Level Zone and the Deep Mill Level Zone reserves, which we now refer to as the Deep Mill Level Zone.
d. Grade not shown because of rounding.

The reserve table above and the tables on pages 32 to 37 and 39 utilize the following abbreviations:

•	g/t – grams per metric ton

•	Moly – Molybdenum

•	ROM – Run of Mine

Recoverable Proven and Probable Reserves
Estimated at December 31, 2008

			Average Ore Grade						Recoveries[a]
		Proven and
		Probable
	Processing	Million	Copper	Gold		Moly	Silver	Cobalt	Copper	Gold	Moly	Silver	Cobalt
	Method	metric tons	%	g/t		%	g/t	%	%	%	%	%	%
North America
Morenci	Mill	185	0.55	-		0.023	-	-	77.3	-	29.8	-	-
	Crushed leach	390	0.58	-		-	-	-	76.3	-	-	-	-
	ROM leach	2,238	0.20	-		-	-	-	41.2	-	-	-	-
Sierrita	Mill	1,467	0.25	-	[b]	0.029	1.48	-	82.0	60.0	83.4	50.0	-
	ROM leach	6	0.18	-		-	-	-	51.0	-	-	-	-
Bagdad	Mill	766	0.35	-	[b]	0.021	1.73	-	84.6	60.0	72.3	50.0	-
	ROM leach	285	0.15	-		-	-	-	26.1	-	-	-	-
Safford	Crushed leach	450	0.38	-		-	-	-	65.8	-	-	-	-
Tyrone	ROM leach	334	0.29	-		-	-	-	58.7	-	-	-	-
Henderson	Mill	149	-	-		0.176	-	-	-	-	86.7	-	-
Chino	Mill	47	0.62	0.04		0.016	0.75	-	78.3	60.0	38.2	50.0	-
	ROM leach	96	0.47	-		-	-	-	67.4	-	-	-	-
Miami	ROM leach	91	0.43	-		-	-	-	63.0	-	-	-	-
Climax	Mill	165	-	-		0.165	-	-	-	-	88.6	-	-
Cobre	ROM leach	73	0.39	-		-	-	-	65.4	-	-	-	-
		6,742

South America
Cerro Verde	Mill	2,735	0.37	-		0.014	2.19	-	86.0	-	47.1	28.2	-
	Crushed leach	191	0.53	-		-	-	-	79.3	-	-	-	-
	ROM leach	97	0.32	-		-	-	-	44.7	-	-	-	-
El Abra	Crushed leach	626	0.55	-		-	-	-	54.8	-	-	-	-
	ROM leach	494	0.32	-		-	-	-	28.0	-	-	-	-
Candelaria	Mill	391	0.55	0.11		-	1.97	-	90.9	79.0	-	76.4	-
Ojos del Salado	Mill	8	1.12	0.27		-	2.68	-	90.3	67.1	-	58.5	-
		4,542

Indonesia
Grasberg open pit	Mill	384	0.97	1.17		-	2.55	-	85.8	83.2	-	44.4	-
Deep Ore Zone	Mill	282	0.62	0.67		-	2.98	-	84.2	75.9	-	57.0	-
Grasberg block cave	Mill	1,007	1.02	0.81		-	3.45	-	85.6	67.7	-	60.6	-
Kucing Liar	Mill	441	1.24	1.09		-	6.90	-	85.3	45.6	-	38.4	-
Deep Mill Level Zone	Mill	494	0.89	0.75		-	4.47	-	86.0	76.7	-	62.7	-
Big Gossan	Mill	56	2.23	1.18		-	14.57	-	92.2	67.8	-	64.3	-
		2,664

Africa
Tenke Fungurume	Agitation leach	119	2.64	-		-	-	0.35	84.8	-	-	-	76.5

Total		14,067

a. Recoveries are net of estimated mill and smelter losses.
b. Grade not shown because of rounding.

Recoverable Proven and Probable Reserves
Estimated at December 31, 2008

			Recoverable Reserves
			Copper	Gold	Moly	Silver	Cobalt
	FCX’s	Processing	billion	million	billion	million	billion
	Interest	Method	lbs.	ozs.	lbs.	ozs.	lbs.
North America
Morenci	85%	Mill	1.7	-	0.03	-	-
		Crushed leach	3.8	-	-	-	-
		ROM leach	4.0	-	-	-	-
Sierrita	100%	Mill	6.8	0.1	0.77	34.9	-
		ROM leach	-	-	-	-	-
Bagdad	100%	Mill	5.0	0.1	0.25	21.3	-
		ROM leach	0.3	-	-	-	-
Safford	100%	Crushed leach	2.5	-	-	-	-
Tyrone	100%	ROM leach	1.3	-	-	-	-
Henderson	100%	Mill	-	-	0.50	-	-
Chino	100%	Mill	0.5	-	0.01	0.5	-
		ROM leach	0.7	-	-	-	-
Miami	100%	ROM leach	0.5	-	-	-	-
Climax	100%	Mill	-	-	0.53	-	-
Cobre	100%	ROM leach	0.4	-	-	-	-
			27.5	0.2	2.09	56.7	-
Recoverable metal in stockpiles			2.3	-	-	-	-
100% operations			29.8	0.2	2.09	56.7	-
Consolidated basis[a]			28.3	0.2	2.08	56.7	-
Net equity interest[b]			28.3	0.2	2.08	56.7	-

South America
Cerro Verde	53.56%	Mill	18.9	-	0.39	54.4	-
		Crushed leach	1.7	-	-	-	-
		ROM leach	0.3	-	-	-	-
El Abra	51%	Crushed leach	4.2	-	-	-	-
		ROM leach	1.0	-	-	-	-
Candelaria	80%	Mill	4.3	1.1	-	18.6	-
Ojos del Salado	80%	Mill	0.2	-	-	0.3	-
			30.6	1.1	0.39	73.3	-
Recoverable metal in stockpiles			1.6	0.2	0.01	4.2	-
100% operations			32.2	1.3	0.40	77.5	-
Consolidated basis[a]			32.2	1.3	0.40	77.5	-
Net equity interest[b]			18.4	1.0	0.22	47.2	-

Indonesia
Grasberg open pit	(c)	Mill	7.1	12.0	-	14.0	-
Deep Ore Zone	(c)	Mill	3.3	4.6	-	15.4	-
Grasberg block cave	(c)	Mill	19.4	17.7	-	67.7	-
Kucing Liar	(c)	Mill	10.3	7.1	-	37.6	-
Deep Mill Level Zone	(c)	Mill	8.3	9.1	-	44.5	-
Big Gossan	(c)	Mill	2.5	1.4	-	16.7	-
			50.9	51.9	-	195.9	-
Recoverable metal in stockpiles			-	-	-	-	-
100% operations			50.9	51.9	-	195.9	-
Consolidated basis[a]			35.6	38.5	-	132.4	-
Net equity interest[b]			32.3	35.0	-	120.0	-

Africa
Tenke Fungurume	57.75%	Agitation leach	5.9	-	-	-	0.7
100% operations			5.9	-	-	-	0.7
Consolidated basis[a]			5.9	-	-	-	0.7
Net equity interest[b]			3.4	-	-	-	0.4

TOTAL – 100% operations			118.8	53.4	2.49	330.1	0.7
TOTAL – Consolidated basis[a]			102.0	40.0	2.48	266.6	0.7
TOTAL – Net equity interest[b]			82.4	36.2	2.30	223.9	0.4

a. Consolidated basis represents estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America and at the Grasberg minerals district in Indonesia.
b. Net equity interest represents estimated consolidated basis metal quantities further reduced for minority interest ownership.
c. Our joint venture agreement with Rio Tinto provides that PT Freeport Indonesia will receive cash flow from specified annual amounts of copper, gold and silver through 2021, calculated by reference to its proven and probable reserves as of December 31, 1994, and 60 percent of all remaining cash flow.

In defining our open-pit reserves, we apply a “variable cutoff grade” strategy. The objective of this strategy is to maximize the net present value of our operations. We use a break-even cutoff grade to define the in-situ reserves for our underground ore bodies. The break-even cutoff grade is defined for a metric ton of ore as that equivalent copper grade, once produced and sold, that generates sufficient revenue to cover all operating and administrative costs associated with our production.

Our copper mines may contain other commercially recoverable metals, such as gold, molybdenum, silver and cobalt. We value all commercially recoverable metals in terms of a copper equivalent percentage to determine a single break-even cutoff grade. Copper equivalent percentage is used to express the relative value of multi-metal ores in terms of one metal. The calculation expresses the relative value of the ore using estimates of contained metal quantities, metals prices as used for reserve determination, recovery rates, treatment charges and royalties. Our molybdenum properties use a molybdenum cutoff grade. The table below shows the minimum cutoff grade by process for each of our existing ore bodies as of December 31, 2008:

				Moly Cutoff Grade
	Copper Equivalent Cutoff Grade (Percent)			(Percent)
		Crushed or	ROM
	Mill	Agitation Leach	Leach	Mill
North America
Morenci	0.27	0.23	0.10	N/A
Sierrita	0.24	N/A	0.07	N/A
Bagdad	0.24	N/A	0.08	N/A
Safford	N/A	0.12	N/A	N/A
Tyrone	N/A	N/A	0.05	N/A
Henderson	N/A	N/A	N/A	0.12
Chino	0.28	N/A	0.10	N/A
Miami	N/A	N/A	0.04	N/A
Climax	N/A	N/A	N/A	0.06
Cobre	N/A	N/A	0.10	N/A

South America
Cerro Verde	0.14	0.24	0.18	N/A
El Abra	N/A	0.20	0.07	N/A
Candelaria	0.21	N/A	N/A	N/A
Ojos del Salado	0.81	N/A	N/A	N/A

Indonesia
Grasberg open pit	0.53	N/A	N/A	N/A
Deep Ore Zone	0.59	N/A	N/A	N/A
Grasberg block cave	0.51	N/A	N/A	N/A
Kucing Liar	0.73	N/A	N/A	N/A
Deep Mill Level Zone	0.55	N/A	N/A	N/A
Big Gossan	1.37	N/A	N/A	N/A

Africa
Tenke Fungurume	N/A	1.50	N/A	N/A

Drill hole spacing data is used by mining professionals, such as geologists and geological engineers, in determining the suitability of data coverage (on a relative basis) in a given deposit type and mining method scenario so as to achieve a given level of confidence in the resource estimate. Drill hole spacing is only one of several criteria necessary to establish resource classification. Drilling programs are typically designed to achieve an optimum sample spacing to support the level of confidence in results that apply to a particular stage of development of a mineral deposit. The following table sets forth the average drill hole spacing for proven and probable ore reserves by process type:

		Average Spacing in Meters
		Proven		Probable
	Mining Unit	Mill	Leach	Mill	Leach

North America
Morenci	Open Pit	86	86	122	122
Sierrita	Open Pit	69	33	115	75
Bagdad	Open Pit	86	86	122	122
Safford	Open Pit	N/A	61	N/A	122
Tyrone	Open Pit	N/A	86	N/A	86
Henderson	Block Cave	38	N/A	85	N/A
Chino	Open Pit	43	86	86	122
Miami	Open Pit	N/A	61	N/A	91
Climax	Open Pit	61	N/A	122	N/A
Cobre	Open Pit	N/A	61	N/A	91

South America
Cerro Verde	Open Pit	50	50	100	100
El Abra	Open Pit	N/A	75	N/A	120
Candelaria	Open Pit	35	N/A	70	N/A
Ojos del Salado	Sublevel Stoping	25	N/A	50	N/A

Indonesia
Grasberg	Open Pit	36	N/A	92	N/A
Deep Ore Zone	Block Cave	20	N/A	51	N/A
Grasberg	Block Cave	47	N/A	80	N/A
Kucing Liar	Block Cave	39	N/A	97	N/A
Deep Mill Level Zone	Block Cave	21	N/A	89	N/A
Big Gossan	Open Stope	13	N/A	42	N/A

Africa
Tenke Fungurume	Open Pit	N/A	50	N/A	100

The following chart illustrates our current plans for sequencing and producing the December 31, 2008, proven and probable reserves at each of our ore bodies and the years in which we currently expect production of each ore body to begin and end. The chart also shows the term of PT Freeport Indonesia’s COW. Production volumes are typically lower in the first few years for each ore body as development activities are ongoing and as the mine ramps up to full production, and production volumes may also be lower as the mine reaches the end of its life. The ultimate timing of the start of production from our undeveloped mines is dependent upon a number of factors, including the results of our exploration and development efforts, and may vary from the dates shown below. In addition, we develop our mine plans based on maximizing the net present value from the ore bodies.

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

Following are our stockpiles and the estimated recoverable copper contained within those stockpiles as of December 31, 2008:

Recoverable Copper in Stockpiles
				Recoverable
	Millions of	Average	Recovery	Copper
	Metric Tons	Grade (%)	Rate (%)	(Billion Pounds)
Mill stockpiles
Cerro Verde	56	0.49	81.7	0.5
Candelaria	88	0.41	82.6	0.6
Subtotal	144	0.44	82.3	1.1

Leach stockpiles
Morenci	4,422	0.25	1.9	0.5
Sierrita	647	0.15	13.6	0.3
Bagdad	385	0.28	3.8	0.1
Safford	47	0.38	33.9	0.1
Tyrone	944	0.28	2.0	0.1
Chino	1,623	0.25	12.6	1.2
Miami	433	0.39	1.9	0.1
Cerro Verde	336	0.54	3.2	0.1
El Abra	252	0.33	18.0	0.3
Subtotal	9,089	0.27	5.2	2.8

Total 100% basis				3.9

Consolidated basis[a]				3.8

Net equity interest[b]				3.3

a. Consolidated basis represents estimated metal quantities after reduction for our joint venture partner’s interest in the Morenci mine in North America.
b. Net equity interest represents estimated consolidated basis metal quantities further reduced for minority interest ownership.

MINERALIZED MATERIAL

We hold various properties containing mineralized material that we believe could be brought into production should market conditions warrant. However, permitting and significant capital expenditures would be required before operations could commence at these properties. Mineralized material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support the reported tonnage and average metal grades. Such a deposit may not qualify as recoverable proven and probable reserves until legal and economic feasibility are confirmed based upon a comprehensive evaluation of development costs, unit costs, grades, recoveries and other material factors. Estimated mineralized materials as presented on the following page were assessed using prices of $2.00 per pound of copper, $750 per ounce of gold and $12.00 per pound of molybdenum. At these prices mineralized material totals 12.0 billion metric tons on a consolidated basis.  Using a copper price of $1.60 per pound, estimated mineralized material on a consolidated basis would approximate 3.9 billion metric tons with an average copper grade of 0.56 percent.

Mineralized Material
Estimated at December 31, 2008
		Milling Material				Leaching Material		Total Mineralized Material
		Million				Million		Million
	FCX’s	metric	Copper	Gold	Moly	metric	Copper	metric	Copper	Gold	Moly
	Interest	tons	%	g/t	%	tons	%	tons	%	g/t	%
North America
Morenci	85%	304	0.38	-	-	1,950	0.22	2,254	0.24	-	-
Sierrita	100%	2,154	0.21	-	0.022	24	0.16	2,178	0.20	-	0.022
Bagdad	100%	460	0.33	-	0.019	131	0.10	591	0.28	-	0.014
Safford	100%	219	0.57	-	-	38	0.27	257	0.53	-	-
Tyrone	100%	-	-	-	-	320	0.32	320	0.32	-	-
Henderson	100%	65	-	-	0.126	-	-	65	-	-	0.126
Chino	100%	411	0.48	-	0.013	104	0.16	515	0.41	-	0.010
Miami	100%	-	-	-	-	52	0.45	52	0.45	-	-
Climax	100%	448	-	-	0.170	-	-	448	-	-	0.170
Cobre	100%	3	0.94	-	-	-	-	3	0.94	-	-
Ajo	100%	639	0.36	-	-	-	-	639	0.36	-	-
Cochise/Bisbee	100%	-	-	-	-	301	0.44	301	0.44	-	-
Lone Star	100%	-	-	-	-	767	0.44	767	0.44	-	-
Sanchez	100%	-	-	-	-	209	0.29	209	0.29	-	-
Tohono	100%	247	0.68	-	-	280	0.67	527	0.68	-	-

South America
Cerro Verde	53.56%	191	0.29	-	0.012	20	0.35	211	0.29	-	0.011
El Abra	51%	802	0.40	-	-	371	0.32	1,173	0.37	-	-
Candelaria[a]	80%	144	0.52	0.12	-	-	-	144	0.52	0.12	-

Indonesia
Grasberg district[b]	54.38%[f]	2,601	0.58	0.52	-	-	-	2,601	0.58	0.52	-

Africa
Tenke Fungurume[c]	57.75%	62	3.72	-	-	26	4.16	88	3.85	-	-

Total 100% basis		8,750				4,593		13,343

Consolidated basis[d]		7,663				4,301		11,964

Net equity interest[e]		6,981				4,099		11,080

a. Candelaria stated tonnage also includes 1.7 grams of silver per metric ton.
b. Grasberg stated tonnage also includes 3.4 grams of silver per metric ton.
c. Tenke Fungurume stated tonnage also includes 0.29 percent cobalt.
d. Consolidated basis represents estimated mineralized material after reduction for our joint venture partners’ interest in the Morenci mine in North America and at the Grasberg minerals district in Indonesia.
e. Net equity interest represents estimated consolidated basis mineralized material further reduced for minority interest ownership.
f. FCX’s interest in the Grasberg minerals district reflects our 60 percent joint venture ownership, further reduced by minority interest ownership.

Item 1A.  Risk Factors

This report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are all statements other than statements of historical facts, such as statements regarding anticipated production volumes, unit net cash costs, sales volumes, ore grades, milling rates, commodity prices, development and capital expenditures, mine production and development plans, availability of power, water, labor and equipment, environmental reclamation and closure cost and plans, environmental liabilities and expenditures, litigation liabilities and expenses, dividend payments, reserve estimates, political, economic and social conditions in our areas of operations and exploration efforts and results. Except for our ongoing obligations under the federal securities laws, we do not intend, and we undertake no obligation, to update or revise any forward-looking statements. Readers are cautioned that forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements. Important factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements include the following.

Financial risks

Extended declines in the market prices of copper, gold and/or molybdenum could continue to adversely affect our earnings and cash flows and, if sustained, could eventually adversely affect our ability to repay debt. Fluctuations in the market prices of copper, gold and molybdenum can cause significant volatility in our financial performance and can adversely affect the trading prices of our debt and equity securities.

Our earnings and cash flows are affected significantly by the market prices of copper and, to a lesser extent, gold and molybdenum. The world market prices of these commodities have fluctuated historically and are affected by numerous factors beyond our control. Copper prices have declined significantly from their recent historically high levels. Exchange inventories have increased significantly since the first half of 2008. After averaging $3.61 per pound for the first nine months of 2008, London Metal Exchange (LME) spot copper prices declined to a four-year low of $1.26 per pound in December 2008 and the LME spot copper price closed at $1.41 per pound on January 30, 2009. The price of molybdenum averaging approximately $33 per pound for the first nine months of 2008, declining to a four-year low of $8.75 per pound in November 2008 and was $9.30 per pound on January 30, 2009. Gold prices averaged approximately $872 per ounce for 2008 and closed at $920 per ounce on January 30, 2009. An extended decline in the market price of these commodities could (1) adversely affect our earnings and cash flows, (2) adversely affect our ability to repay our debt and meet our other fixed obligations, and (3) depress the trading prices of our common and preferred stock and of our publicly traded debt securities.

In addition, substantially all of our copper concentrate sales and some of our copper cathode sales are provisionally priced at the time of shipment, subject to final pricing at a specified future date based on LME or New York Merchantile Exchange (COMEX) prices on that date. Accordingly, in times of falling copper prices, our revenues during a quarter are negatively affected by lower prices received for sales priced at current market rates and also from a decrease related to the final pricing of provisionally priced sales in prior periods.

If the market prices for the metals we produce fall below our production costs for a sustained period of time, we may have to further revise our operating plans, including further curtailing production, reducing operating costs and capital expenditures and discontinuing certain exploration and development programs. We may be unable to decrease our costs in an amount sufficient to offset reductions in revenues, and may incur losses.

World copper prices have historically fluctuated widely. During the three years ended December 31, 2008, LME daily closing spot prices ranged from $1.26 to $4.08 per pound for copper. World copper prices are affected by numerous factors beyond our control, including:

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

World gold prices have historically fluctuated widely. During the three years ended December 31, 2008, the daily closing prices on the London spot market ranged from $525 to $1,011 per ounce for gold. World gold prices are affected by numerous factors beyond our control, including:

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

Molybdenum prices also fluctuate widely. Molybdenum demand depends primarily on the global steel industry, which uses the metal as a hardening and corrosion inhibiting agent. Approximately 80 percent of molybdenum production is used in this application. The remainder is used in specialty chemical applications such as catalysts, water treatment agents and lubricants. Approximately 50 percent of global molybdenum production is a by-product of copper mining, which is relatively insensitive to molybdenum prices. Decreased demand for molybdenum during the fourth quarter of 2008 resulted in a sudden and sharp decline in molybdenum prices. During the three years ended December 31, 2008, the Metals Week Dealer Oxide weekly average price for molybdenum ranged from $8.75 to $33.88 per pound. Molybdenum prices are affected by numerous factors beyond our control, including:

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

The agreements governing our indebtedness require us to meet certain financial tests and other covenants and as a result may limit our flexibility in the operation of our business and our ability to pay dividends on our common stock.

We incurred significant debt to fund a portion of the cash consideration paid to acquire Phelps Dodge. As of December 31, 2008, the outstanding principal amount of our indebtedness was $7.4 billion. The agreements governing our indebtedness restrict, subject to certain exceptions, our ability to:

•	incur additional indebtedness;

•	engage in transactions with affiliates;

•	create liens on our assets;

•	make payments in respect of equity issued by us or our subsidiaries, including the payment of dividends on our common stock;

•	make investments in, or loans, to entities that we do not control, including joint ventures;

•	sell assets;

•	merge with or into other companies;

•	enter into sale and leaseback transactions;

•	enter into unrelated businesses;

•	enter into agreements or arrangements that restrict the ability of certain of our subsidiaries to pay dividends or other distributions;

•	prepay indebtedness; and

•	enter into hedging transactions other than in the ordinary course of business.

In addition, our senior credit facilities require that we meet certain financial tests at any time that borrowings are outstanding under our revolving credit facility, including a leverage ratio test (Total Debt to Consolidated EBITDA, as those terms are defined in the facility, for the preceding four quarters cannot exceed 5.0 to 1.0 on the last day of any fiscal quarter) and a secured leverage ratio test (Total Secured Debt to Consolidated EBITDA, as those terms are defined in the facility, for the preceding four quarters cannot exceed 3.0 to 1.0 on the last day of any fiscal quarter). During periods in which copper, gold or molybdenum prices or production volumes, or other conditions reflect the adverse impact of cyclical market trends or other factors, we may not be able to comply with the applicable financial covenants.

Our senior credit facilities, the $6.0 billion 8.25%, 8.375%, and floating rate senior notes and the 6⅞% senior notes contain covenants that limit our ability to make certain payments. These restrictions vary among the instruments, but generally limit our ability to pay certain dividends on common and preferred stock, repurchase or redeem common and preferred equity, prepay subordinated debt and make certain investments. At December 31, 2008, the most restrictive of these covenants allowed for such payments up to a limit that exceeded $5 billion.

Our obligations under our senior credit facilities are (i) guaranteed by substantially all of our domestic subsidiaries and (ii) secured by a pledge of (a) 100 percent of the equity in substantially all of our domestic subsidiaries and (b) 66.5 percent of the equity in substantially all of our first tier foreign subsidiaries.

Any failure to comply with the restrictions of our senior credit facilities, senior notes or any agreement governing our other indebtedness, after giving effect to any applicable grace period, may result in an event of default. Such default may allow the creditors to accelerate the related debt, which may trigger cross-acceleration or cross-default provisions in other debt agreements. Our assets and cash flow would not be sufficient to fully repay borrowings under our debt instruments that are accelerated upon an event of default.

If we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our senior credit agreements at maturity or in the event of a default, the lenders under our senior credit facilities could terminate their commitments thereunder, cease making further loans, declare all borrowings outstanding (together with accrued interest and other fees) immediately due and payable and institute foreclosure proceedings against the security. Any such actions could negatively affect our financial condition and results of operations.

Under U.S. federal and state laws that require closure and reclamation plans for our mines, we are required to provide financial assurance sufficient to allow a third party to implement those plans if we are unable to do so. The U.S. Environmental Protection Agency (EPA) and state agencies may seek financial assurance for investigation and remediation actions taken under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or equivalent state regulations. The failure to comply with these requirements could have a material adverse effect on us.

We are required by U.S. federal and state laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if we are unable to do so. These laws are complex and vary from jurisdiction to jurisdiction. The laws govern the determination of the scope and cost of the closure and reclamation obligations and the amount and forms of financial assurance.

As of December 31, 2008, our financial assurance obligations associated with closure and reclamation costs totaled approximately $715 million, of which approximately $425 million was in the form of parent company guarantees and financial capability demonstrations. Our ability to continue to provide financial assurance in the form of parent guarantees and financial capability demonstrations in New Mexico and Arizona depends on our ability to meet financial tests. Certain of the ratios in these tests are significantly more rigorous for companies that do not have an investment grade rating from a state-approved ratings service. We are currently rated investment grade by Standard & Poor’s and Fitch, but are not rated investment grade by Moody’s. If we fail to maintain our investment grade rating, we would be subject to these alternate tests, and as a result, the regulatory agencies may require us to provide alternative forms of financial assurance to fully satisfy our financial assurance obligations, such as letters of credit, surety bonds or collateral. Depending on our financial condition and market conditions, these other forms of financial assurance may be difficult or costly to provide. Issuance of letters of credit under our credit facilities would reduce our available liquidity. Failure to provide the required financial assurance could result in the closure of mines. As of December 31, 2008, we have limited financial assurance obligations associated with CERCLA-related actions, although EPA and certain states are currently considering increasing the use of financial assurance requirements. For additional information, see the risk factor “Mine closure regulations impose substantial costs on our operations” below.

We need significant amounts of cash to service our debt. If we are unable to generate sufficient cash to service our debt, our financial condition and results of operations could be negatively affected.

We must generate sufficient amounts of cash to service and repay our debt. Our ability to generate cash will be affected by general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Future borrowings may not be available to us under our senior credit facilities or from the capital markets in amounts sufficient to pay our obligations as they mature or to fund other liquidity needs. If we are not able to obtain such borrowings or generate sufficient cash from operations to service and repay our indebtedness, we will need to refinance our indebtedness to avoid any default. Such refinancing may not be available on favorable terms or at all. The inability to service, repay or refinance our indebtedness could negatively affect our financial condition and results of operations.

Our indebtedness, as well as the current global recession, disruption in financial markets and lower copper and/or molybdenum prices generally, could, among other things, impede our access to capital or increase our cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

As of December 31, 2008, the outstanding principal amount of our debt was approximately $7.4 billion. The widely reported domestic and global recession, the associated low copper and molybdenum prices, and the unprecedented levels of disruption and continuing illiquidity in the credit markets have had an adverse effect on our operating results and financial condition, and if sustained or worsened such adverse effects could continue or worsen. Disruptions in the credit and financial markets have adversely affected financial institutions, inhibited lending and limited access to capital and credit for many companies, including ours. These disruptions have made it difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations and have limited our flexibility to plan for, or react to, changes in our business and the markets in which we operate. If these conditions persist or worsen, they could, among other things, make it difficult for us to finance our working capital requirements and service our existing debt.

If future financing is not available to us when required, as a result of limited access to the credit markets or otherwise, or is not available on acceptable terms, we may be unable to invest needed capital for our development and exploration programs, take advantage of business opportunities or respond to competitive pressures, any of which could have an adverse effect on our operating results and financial condition.

Movements in foreign currency exchange rates or interest rates could negatively affect our operating results.

Substantially all of our revenues and a significant portion of our costs are denominated in U.S. dollars; however, some of our costs, and certain of our asset and liability accounts, are denominated in Indonesian rupiah, Chilean pesos, Peruvian nuevos soles, Australian dollars, Euros and other foreign currencies. As a result, we will be generally less profitable when the U.S. dollar weakens in relation to these foreign currencies.

As of December 31, 2008, approximately 20 percent of our outstanding debt was subject to variable interest rates. Increases in these rates will increase our interest costs and reduce our profits and operating cash flows.

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

Our ore reserve amounts are determined in accordance with established mining industry practices and standards, and are estimates of the mineral deposits that can be recovered economically and legally based on currently available data. Estimates of recoverable proven and probable reserves are subject to considerable uncertainty. Ore bodies may not conform to standard geological expectations, and estimates may change as new data becomes available. Because ore bodies do not contain uniform grades and types of minerals, our metal recovery rates will vary from time to time.

Additionally, because the determination of reserves is based partially on estimates of future selling prices, a sustained decrease in such prices may result in a reduction in economically recoverable ore reserves. These factors may result in variations in the volumes of mineral reserves that we report from period to period.

There are also uncertainties inherent in estimating quantities of ore reserves and copper recovered from stockpiles. The quantity of copper contained in mill and leach stockpiles is based on surveyed volumes of mined material and daily production records. The volume and grade of ore reserves recovered, rates of production and recovered copper from stockpiles may be less than anticipated.

We must continually replace reserves depleted by production. Our exploration activities may not result in additional discoveries.

Our ability to replenish our ore reserves is important to our long-term viability. Produced ore reserves must be replaced by further delineation of existing ore bodies or by locating new deposits in order to maintain production levels over the long term. Exploration is highly speculative in nature. Our exploration projects involve many risks, require substantial expenditures and may not result in the discovery of sufficient additional mineral deposits that can be mined profitably. Once a site with mineralization is discovered, it may take several years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish recoverable proven and probable reserves and to construct mining and processing facilities. As a result, there is no assurance that current or future exploration programs will be successful. There is a risk that depletion of reserves will not be offset by discoveries or acquisitions.

Our business is subject to operational risks that are generally outside of our control and could adversely affect our business.

Mines by their nature are subject to many operational risks and factors that are generally outside of our control and could adversely affect our business, operating results and cash flows. These operational risks and factors include the following:

•	unanticipated ground and water conditions;

•	adverse claims to water rights and shortages of water to which we have rights;

•	adjacent land ownership that results in constraints on current or future mine operations;

•	geological problems, including earthquakes and other natural disasters;

•	metallurgical and other processing problems;

•	the occurrence of unusual weather or operating conditions and other force majeure events;

•	lower than expected ore grades or recovery rates;

•	accidents;

•	delays in the receipt of or failure to receive necessary government permits;

•	the results of litigation, including appeals of agency decisions;

•	uncertainty of exploration and development;

•	delays in transportation;

•	interruption of energy supply;

•	labor disputes;

•	inability to obtain satisfactory insurance coverage; and

•	the failure of equipment or processes to operate in accordance with specifications or expectations.

Continuation of our mining production is dependent on the availability of a sufficient water supply to support our mining operations.

Our mining operations require significant quantities of water for mining, ore processing and related support facilities. Our operations in North and South America are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production at our mines is dependent on our ability to maintain our water rights and claims and defeat claims adverse to our current water uses in legal proceedings. At our U.S. operations, under state law, our water rights give us only the right to use public waters for a statutorily defined beneficial use at a designated location. In Arizona, we are a participant in two active general stream adjudications in which for over 30 years the State of Arizona has been attempting to quantify and prioritize surface water claims in two of the state’s largest river systems that include three of our operating mines (Morenci, Sierrita and Safford) and which may also affect our Arizona mine at Bagdad. Groundwater is not subject to adjudication in Arizona, but is subject to the doctrine of reasonable use, which requires balancing the utility of the use against the gravity of the harm to others who have rights in the same aquifer; however, wells may be subject to adjudication to the extent they are found to produce or affect surface water. In Colorado, our surface water and groundwater rights are subject to adjudication and we are involved in legal proceedings to resolve disputes regarding priority of administration of rights, including priority of some of our rights for the Climax mine. Our surface water and groundwater rights are fully licensed or have been fully adjudicated in New Mexico.

In South America, water for our mining operations at Candelaria and Ojos del Salado is drawn from the Copiapo River aquifer. Because of rapid depletion of this aquifer in recent years, ongoing studies are addressing the adequacy of this water supply for our mining operations at these sites and a project to pump effluent from a nearby sewerage treatment plant as an alternate water source is being explored. At El Abra, regulatory agencies continue to evaluate the potential hydrologic and ecologic effects from our groundwater pumping at the Salar de

Ascotán, with a pending agency determination on the adequacy of our mitigation management plan for this area.

Although each operation currently has sufficient water rights and claims to cover its operational demands, we cannot predict the potential outcome of pending or future legal proceedings on our water rights, claims and uses. The loss of some or all water rights for any of our mines, in whole or in part, or shortages of water to which we have rights could require us to curtail or shut down mining production and could prevent us from pursuing expansion opportunities. Additionally, we have not yet secured adequate water rights to support all of our potential expansion projects, and our inability to secure those rights could prevent us from pursuing some of those opportunities.

An interruption of energy supply could adversely affect our mining operations.

Our mining operations and development projects require significant amounts of energy. Our principal energy sources are electricity, purchased petroleum products, natural gas and coal. Our South America mining operations receive electrical power under long-term contracts with local energy companies. Our Africa development project, Tenke Fungurume, has entered into long-term power supply and infrastructure funding agreements with the state-owned electric utility company serving the Katanga province of the Democratic Republic of Congo. A disruption in the transmission of energy, inadequate energy transmission infrastructure, or the termination of any of our energy supply contracts could interrupt our energy supply and adversely affect our operations.

Increased production costs could reduce our profitability and cash flow.

Energy represents a significant portion of our production costs. An inability to procure sufficient energy at reasonable prices could adversely affect our profits, cash flow and growth opportunities. Our production costs are also affected by the prices of commodities we consume or use in our operations, such as sulfuric acid, grinding media, steel, reagents, liners, explosives and diluents. The prices of such commodities are influenced by supply and demand trends affecting the mining industry in general and other factors outside our control and such prices are at times subject to volatile movements. Although our cash costs increased significantly in 2008, principally for energy and sulfuric acid, these costs began to decrease in the fourth quarter of 2008 as a result of the recent sharp declines in prices of energy, steel and sulfuric acid. Future increases in the cost of these commodities could make our operations less profitable. Increases in the costs of commodities that we consume or use may also significantly affect the capital costs of new projects.

In addition to the usual risks encountered in the mining industry, our Indonesia operations involve additional risks because they are located on unusually difficult terrain in a very remote area.

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

On September 10, 2008, a small scale failure encompassing approximately 75,000 metric tons of material occurred at our Grasberg open pit. There were no injuries or property damage. The event caused a delay in our access to the high-grade section of the open pit and, as a result, a portion of the metal expected to be mined in the second half of 2008 was deferred to future periods.

No assurance can be given that similar events will not occur in the future.

Development projects are inherently risky and may require more capital than anticipated, which could adversely affect our business. In addition, our most significant development project, Tenke Fungurume, is located in a remote area of the Democratic Republic of Congo.

There are many risks and uncertainties inherent in all development projects, including our significant future development of underground mines at the Grasberg minerals district and our Tenke Fungurume project. The economic feasibility of development projects is based on many factors, including the accuracy of estimated reserves, metallurgical recoveries, capital and operating costs and future prices of the relevant minerals. The capital expenditures and time required to develop new mines or other projects are considerable, and changes in costs or construction schedules can affect project economics. Thus it is possible that actual costs and economic returns may differ materially from our estimates.

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

Our Tenke Fungurume project is located in a remote area of the Democratic Republic of Congo and is subject to additional challenges due to:

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

Our ongoing mining operations and exploration activities, both in the U.S. and elsewhere, are subject to extensive laws and regulations governing exploration, development, production, occupational health, mine safety, toxic substances, waste disposal, protection and remediation of the environment, protection of endangered and protected species, and other related matters. Compliance with these laws and regulations imposes substantial costs and we expect these costs to continue to increase in the future because of increased regulatory enforcement, increased demand for remediation services and shortages of equipment, supplies, labor and other factors. The Federal Clean Air Act has had a significant impact, particularly on our domestic smelter and power plants. Any change in waste management regulation of the mining industry under the Federal Resource Conservation and Recovery Act could have a significant impact, both on operational compliance and closure costs. In addition, environmental laws and regulations may change in ways that could adversely affect our operations or expansion opportunities.

In addition to compliance with environmental regulation at our operating sites, we incur significant costs for remediating environmental conditions on properties that have not been operated in many years.

Phelps Dodge Corporation, now named Freeport-McMoRan Corporation, and many of its affiliates and predecessor companies have been involved in mining, milling, and manufacturing in the U.S. for more than a century. Activities that occurred in the late 19th century and the 20th century prior to the advent of modern environmental laws were not subject to environmental regulation and were conducted before American industrial companies understood the long-term effects of their operations on the surrounding environment. With the passage of CERCLA in 1980, companies like Phelps Dodge became legally responsible for environmental remediation on properties previously owned or operated by them, irrespective of when the damage to the environment occurred or who caused it. That liability is often shared on a joint and several basis with all other owners and operators, meaning that each owner or operator of the property is fully responsible for the clean-up, although in many cases some or all of the other historical owners or operators no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of our acquisition of Phelps Dodge in 2007, many of the subsidiary companies we now own are responsible for a wide variety of environmental remediation projects throughout the U.S., and we expect to spend substantial sums annually for many years to address these remediation issues. We are also subject to claims where the release of hazardous substances is alleged to have damaged natural resources. As of December 31, 2008, we had more than 100 active remediation projects in the U.S. in approximately 25 states.
We incurred aggregate environmental capital expenditure and other environmental costs, including joint venture partners’ share, totaling $468 million in 2008, $320 million in 2007 and $63 million in 2006.  Refer to Note 15 – “Contingencies” for more information on our environmental liabilities.

An adverse ruling in one or more pending legal proceedings involving environmental matters could have a material adverse effect on us.

As described in our Securities and Exchange Commission (SEC) filings, we are a defendant in numerous and in some cases significant litigation involving environmental cleanup costs, alleged environmental toxic torts and interpretations of environmental regulations. An adverse ruling in one or more of these matters could have a material adverse effect on our results of operations, financial condition and cash flow.

Mine closure regulations impose substantial costs on our operations.

Our domestic operations are subject to various federal and state permitting requirements that include mine closure and mined-land reclamation obligations. These requirements are complex and vary depending upon the jurisdiction. The laws govern the determination of the scope and cost of the closure and reclamation obligations and the amount and forms of financial assurance sufficient to allow a third party to meet the obligations of those plans if we are unable to do so. In general, our domestic mines are required to review estimated closure and reclamation costs on either a periodic basis or at the time of significant permit modifications and post increasing amounts of financial assurance as required.

In addition, our international mines are subject to various mine closure and mined-land reclamation laws, and there have recently been significant changes in closure and reclamation programs in both Peru and Chile that impose more stringent obligations on us for closure and reclamation. Updated closure plans for our three Chilean operations were submitted to the government in February 2009.

Our asset retirement obligations as of December 31, 2008, determined as required by Statement of Financial Accounting Standards No. 143, “Asset Retirement Obligations,” totaled approximately $712 million (including approximately $42 million for the current portion). At December 31, 2008, we had accrued reclamation and closure costs of $372 million for our New Mexico operations, $164 million for our Arizona operations and $83 million for PT Freeport Indonesia. Asset retirement obligation cost estimates may increase or decrease significantly in the future as a result of changes in regulations, engineering designs and technology, permit modifications or updates, mine plans, cost of inflation or other factors and as actual reclamation spending occurs.

Regulation of greenhouse gas emissions effects and climate change issues may adversely affect our operations and markets.

Energy is a significant input to our mining and processing operations. Our principal energy sources are electricity, purchased petroleum products, natural gas and coal. Many scientists believe that emissions from the combustion of carbon-based fuels contribute to greenhouse effects and therefore potentially to climate change.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impacts of climate change. The December 1997 Kyoto Protocol established a set of greenhouse gas emission targets for developed countries that have ratified the Protocol. Although the Kyoto Protocol has not been ratified by the U.S., several states have initiated legislative action on climate change. Climate change legislation has been introduced in, but not yet passed by the U.S. Congress. Many believe that federal climate change legislation is very likely to become effective in the next few years, which will result in increased future energy and compliance costs. From a medium and long-term perspective, we are likely to see an increase in costs relating to our assets that emit significant amounts of greenhouse gases as a result of regulatory initiatives in the U.S. and other countries in which we operate. These regulatory initiatives will be either voluntary or mandatory and may impact our operations directly or through our suppliers or customers. Assessments of the potential impact of future climate change regulation are uncertain, given the wide scope of potential regulatory change in countries in which we operate.

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

A number of federal and state agencies are considering new regulations to characterize, regulate and remediate potential workplace exposures and environmental impacts of radioactive materials commonly associated with mining operations. For example, the EPA could promulgate rules to regulate technologically enhanced naturally occurring radioactive materials (TENORM) and their impacts at mining operations. In addition, several states are promulgating groundwater quality compliance and remediation standards for radioactive materials, including uranium. Radioactive materials can be associated with copper mineral deposits, including both our current and discontinued operations. Consequently, our copper operations may generate, concentrate or release radioactive materials that may subject our operations to new and increased regulation. The impact of such future regulation on our operating, closure, reclamation, and remediation costs is uncertain.

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

International risks

Our operations outside of the U.S. are subject to political, social and geographic risks of doing business in foreign countries.

We are a global mining company with substantial assets located outside of the U.S. We conduct international mining operations in Indonesia, Chile and Peru. We also have a significant development project in the Democratic Republic of Congo, which is expected to begin production in 2009. Accordingly, our business may be adversely affected by political, economic and social uncertainties in each of these countries, in addition to the usual risks associated with conducting business in foreign countries. Such risks include (1) forced modification of existing contracts, (2) expropriation, (3) changes in a country’s laws and policies, including those relating to labor, taxation, royalties, divestment, imports, exports, trade regulations, currency and environmental matters, (4) political instability and civil strife, (5) exchange controls, and (6) the risk of having to submit to the jurisdiction of a foreign court or arbitration panel or having to enforce the judgment of a foreign court or arbitration panel against a sovereign nation within its own territory. Our insurance does not cover most losses caused by these risks.

In December 2008, we were notified by Peruvian tax authorities of their intent to assess mining royalties related to the minerals processed by the Cerro Verde concentrator. The amount claimed to be due through December 2007 is approximately $33 million. We believe our royalty obligations with respect to all minerals extracted at Cerro Verde are subject to our existing stability agreement, regardless of the processing method applied after extraction, and believe that Cerro Verde owes no royalties with respect to minerals processed through our concentrator. We intend to work cooperatively with the authorities in Peru to resolve this matter.

Because our Grasberg minerals district in Papua, Indonesia remains our most significant operating asset, our business may continue to be adversely affected by Indonesian political, economic and social uncertainties.

Indonesia has faced political, economic and social uncertainties, including separatist movements and civil and religious strife in a number of provinces. In particular, several separatist groups are opposing Indonesian rule over the province of Papua, where our Grasberg minerals district is located, and have sought political independence for the province. In response, Indonesia enacted regional autonomy laws, which became effective January 1, 2001. The manner in which the new laws are being implemented and the degree of political and economic autonomy that they may bring to individual provinces, including Papua, are uncertain and are ongoing issues in Indonesian politics. In Papua, there have been sporadic attacks on civilians by separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military. Social, economic and political instability in Papua could materially and adversely affect us if it results in damage to our property or interruption of our activities.

Maintaining a good working relationship with the Indonesian government is important to us because our mining operations there are among Indonesia’s most significant business enterprises and are conducted pursuant to a Contract of Work with the Indonesian government. Partially because of their significance to Indonesia’s economy, the environmentally sensitive area in which they are located, and the number of people employed, our operations are occasionally the subject of criticism in the Indonesian press and in political debates, and have been the target of protests and occasional violence. In October 2004, Susilo Bambang Yudhoyono was elected as President of Indonesia in the nation's first direct Presidential election. Indonesia has a Presidential election scheduled for July 2009. While we intend to continue to maintain positive working relationships with the Indonesian government, we cannot predict the impact that the 2009 elections will have on our relationships.

Grasberg operated at reduced mining and milling rates during a four-day period from April 18, 2007 to April 21, 2007, as a result of peaceful protests by certain workers regarding benefits. The protests ended on April 21 with an agreement on a framework for minimum wages for its workers and Grasberg returned to normal operations. The impacts to production were not significant. Illegal miners have continued to operate along the river designated to transport the tailings from the mill to the lowlands in PT Freeport Indonesia’s government-approved tailings management area. The illegal miners who have trespassed from time to time in the area of our facilities have clashed with police who have attempted to move them away from our facilities. In 2006, the illegal miners temporarily blocked the road leading to the Grasberg mine and mill in protest, and PT Freeport Indonesia temporarily suspended mining and milling operations as a precautionary measure.

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

All of our Indonesian proven and probable ore reserves, including the Grasberg deposit, are located in Block A. The initial term of our Contract of Work covering these ore reserves expires at the end of 2021. We can extend this term for two successive 10-year periods, subject to the approval of the Indonesian government, which under our Contract of Work cannot be withheld or delayed unreasonably. Our ore reserves reflect estimates of minerals that can be recovered through the end of 2041 (i.e., through the expiration of the two 10-year extensions) and our current mine plan has been developed, and our operations are based on the assumption that we will receive the two 10-year extensions. As a result, we will not mine all of these ore reserves during the current term of our Contract of Work, and there can be no assurance that the Indonesian government will approve the extensions. Prior to the end of 2021, we expect to mine approximately 35 percent of aggregate proven and probable recoverable ore at December 31, 2008, representing approximately 42 percent of PT Freeport Indonesia’s share of recoverable copper reserves and approximately 56 percent of its share of recoverable gold reserves.

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

Our Contracts of Work permits us to suspend certain contractually required activities, including exploration, for a period of one year by making a written request to the Indonesian government. These requests are subject to the approval of the Indonesian government and are renewable annually. If we do not request a suspension or are denied a suspension, then we are required to continue our activities under the Contract of Work or potentially be declared in default. Moreover, if a suspension continues for more than one year for reasons other than force majeure and the Indonesian government has not approved such continuation, then the government would be entitled to declare a default under the Contract of Work.

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

Our Tenke Fungurume development project is located in the Democratic Republic of Congo, and our business may be adversely affected by political, economic and social instability in the Democratic Republic of Congo.

Our most significant development project, Tenke Fungurume, is located in the Democratic Republic of Congo, a nation that since 1960 has undergone outbreaks of political violence, changes in national leadership and financial crisis. These factors heighten the risk of abrupt changes in the national policy towards foreign investors, which in turn could result in unilateral modification of concessions or contracts, increased taxation, denial of permits or permit renewals or expropriation of assets. Our ability to continue development is currently subject to an ongoing review of all mining contracts by the Ministry of Mines (Ministry) in the Democratic Republic of Congo, the outcome of which cannot be predicted. We received notification on February 20, 2008 that the Ministry wishes to renegotiate several material provisions of our mining concessions. We believe that the terms of the concessions are fair and that they were negotiated transparently and are legally binding. However, we cannot predict whether the Government of the Democratic Republic of Congo will respect our contract rights. Other political, economic and social risks that are outside of our control and could adversely affect our business include:

•	political risks associated with the limited tenure of the newly elected government;

•	cancellation or renegotiation of mining contracts by the government;

•	royalty and tax increases or claims by governmental entities, including retroactive claims;

•	security risks due to the remote location and violence in the northeastern provinces of the Democratic Republic of Congo;

•	risk of loss of property due to expropriation or nationalization of property; and

•	risk of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism.

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

No assurance can be given that additional terrorist incidents will not occur. If there were to be additional violence, it could materially and adversely affect our business in ways that we cannot predict at this time.

Other risks

If market prices for our commodities decline, the carrying values of inventories and long-lived assets may be further impaired, which could require charges to operating income that could be material.

In the fourth quarter of 2008, we recorded significant charges to reduce the carrying values of inventories and long-lived assets, and to eliminate goodwill. Further declines in the market price of copper, among other factors, may cause us to record additional lower of cost or market inventory adjustments and may also require us to further write down the carrying value of long-lived assets, which would potentially have a material adverse impact on our results of operations and shareholders' equity, but would have no effect on cash flows.

Unanticipated litigation or negative developments in pending litigation could have a material adverse effect on our results of operations and financial condition.

We are a party to the litigation described in our SEC filings and a number of other litigation matters, including asbestos exposure cases, disputes over the allocation of environmental remediation obligations at Superfund and other sites, disputes over water rights and disputes with regulatory authorities. The outcome of litigation is inherently uncertain and adverse developments or outcomes can result in significant monetary damages, penalties or injunctive relief against us, limitations on our property rights, or regulatory interpretations that increase our operating costs. If any of these disputes results in a substantial monetary judgment against us or an adverse legal interpretation, is settled on unfavorable terms, or otherwise affects our operations, it could have a material adverse effect on our operating results and financial condition.

We depend on our senior management team and other key employees, and the loss of any of these employees could adversely affect our business.

Our success depends in part on our ability to attract, retain and motivate senior management and other key employees. Achieving this objective may be difficult due to many factors, including fluctuations in global economic and industry conditions, competitors’ hiring practices, cost reduction activities, and the effectiveness of our compensation programs. Competition for qualified personnel can be very intense. We must continue to recruit, retain and motivate senior management and other key employees sufficient to maintain our current business and support our future projects. A loss of such personnel could prevent us from capitalizing on business opportunities, and our operating results could be adversely affected.

Our holding company structure may impact your ability to receive dividends.

We are a holding company with no material assets other than the capital stock of our subsidiaries. As a result, our ability to repay our indebtedness and pay dividends is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, loan, debt repayment or otherwise. Our subsidiaries do not have any obligation to make funds available to us to repay our indebtedness or pay dividends. Dividends from subsidiaries that are not wholly owned are shared with other equity owners. In addition, cash at our international operations is subject to foreign withholding taxes upon repatriation into the U.S.

In addition, our subsidiaries may not be able to, or be permitted to, make distributions to enable us to repay our indebtedness or pay dividends. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. Our rights to participate in any distribution of our subsidiaries’ assets upon their liquidation, reorganization or insolvency would generally be subject to the prior claims of the subsidiaries’ creditors, including any trade creditors and preferred stockholders.

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

•	establish advance notice requirements for nominations to the board of directors or for proposals that can be acted on at stockholder meetings;

•	limit who may call stockholder meetings; and

•
require the approval of the holders of two thirds of our outstanding common stock to enter into certain business combination transactions, subject to certain exceptions, including if the consideration to be received by our common stockholders in the transaction is deemed to be a fair price.

These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors other than the candidates nominated by our board of directors.

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

Environmental Proceedings

Pinal Creek. We are a party to Pinal Creek Group, et al. v. Newmont Mining Corporation, et al., United States District Court, District of Arizona, Case No. CIV 91-1764 PHX DAE (LOA), filed on May 1, 1991. The Pinal Creek site located near Miami, Arizona, was listed under the Arizona Department of Environmental Quality’s (ADEQ) Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by members of the Pinal Creek Group (PCG), consisting of Phelps Dodge Miami, Inc. (Miami) (a wholly owned subsidiary of Freeport-McMoRan Corporation, formerly Phelps Dodge Corporation) and two other companies. In 1998, the District Court approved a Consent Decree between the PCG members and the state of Arizona resolving all matters related to an enforcement action contemplated by the state of Arizona against the PCG members with respect to groundwater. The Consent Decree committed the PCG members to complete the remediation work outlined in the Consent Decree. That work continues at this time pursuant to the Consent Decree and consistent with state law and the National Contingency Plan prepared by the U.S. Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA).

Remediation has been proceeding pursuant to an interim allocation of cost sharing among the members of the PCG, with Miami’s interim allocation being approximately two-thirds; however, there are significant disagreements among the members of the PCG regarding the allocation of the cost of remediation, and other members allege that Miami should be responsible for substantially all of the costs. Discovery disputes resulted in a sanctions order against Miami that included significant evidentiary restrictions on Miami’s case.  The trial on the allocation issue will be scheduled after the final determination of Miami’s pending interlocutory appeal of a trial court ruling on the liability standard that should apply to one of the remaining defendants. A final determination of the allocation, if different from the interim allocation, would likely result in a “true up” payment with respect to the remediation that has already been completed from the party found to be responsible for a higher proportion than the interim allocation, and would establish the cost-sharing proportions for the remainder of the clean up. The overall cost of the clean up is expected to be significant.

Blackwell, Oklahoma Litigation.  On April 14, 2008, a purported class action was filed in the District Court of Kay County, Oklahoma against us, and several direct and indirect subsidiaries, including Blackwell Zinc Company (BZC), and several other parties, entitled Coffey, et al., Plaintiffs, v. Freeport-McMoRan Copper & Gold, Inc., et al., Defendants, Kay County, Oklahoma District Court, Case No. CJ-2008-68. The suit alleges that the operations of BZC’s zinc smelter in Blackwell, Oklahoma, from 1918 to 1974 resulted in contamination of the soils and groundwater in Blackwell and the surrounding area. Unspecified compensatory and punitive damages are sought on behalf of the putative class members for alleged diminution in property values. There is also a request for an order compelling remediation of alleged contaminated properties and the establishment of a monetary fund to monitor the present and future health of the putative class members. We intend to defend this matter vigorously. For more information about our remediation activities in Blackwell, Oklahoma, refer to Note 15 – “Contingencies – Environmental and Asset Retirement Obligations.”

Arizona Notice of Violation (NOV) – Sierrita operations. In September and October 2006, ADEQ issued two NOVs to the Phelps Dodge Sierrita, Inc. (Sierrita) operations in southeastern Arizona. The two NOVs alleged certain visibility and permit violations associated with dust emissions from Sierrita’s tailing facility during high-wind events. Sierrita responded to the NOVs by acknowledging that dust likely did exceed a visibility standard, but denying the other allegations, and by implementing dust control response actions that ADEQ has accepted.  In January 2009, Sierrita and ADEQ agreed to a consent decree that will be entered in court to settle the matter. The consent decree obligates Sierrita to pay a $45,000 fine and $60,000 for a supplemental environmental project.

New Mexico Environment Department – Chino Mines.  On October 24, 2007, Chino Mines Co. (Chino) notified New Mexico Environment Department (NMED) that heavy rains during July, August and September led to a release of diluted leach solutions through a storm water outfall to an ephemeral stream on Chino’s property. Chino sent a follow up notice to NMED on November 7, 2007, which identified the interim corrective actions taken as a result of the discharge. On February 28, 2008, Chino received a proposed Administrative Compliance Order, which included a demand for civil penalties in the amount of $276,600 for violation of legal requirements in connection with Chino’s management of the solutions. Chino is engaged in settlement discussions with NMED.

Asbestos Claims

Since approximately 1990, Phelps Dodge and various subsidiaries have been named as defendants in a large number of product liability or premises lawsuits claiming injury from exposure to asbestos contained in electrical wire products produced or marketed many years ago, or from asbestos at certain Phelps Dodge properties. Based on information available to us to date, we believe our liability, if any, in these matters will not have a material adverse effect, either individually or in the aggregate, upon our business, financial condition, liquidity, results of operations or cash flow. There can be no assurance, however, that future developments will not alter this conclusion.

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

Two water rights adjudications have been initiated in the State of Arizona in order to quantify and prioritize all surface water claims in two of the State’s river systems that include three of our operating mines: Morenci, Sierrita and Safford and which may affect our Bagdad, Arizona mine. These adjudications have proceeded for many years, and we cannot predict when they will be concluded, but the loss of water claims in these legal proceedings could have a significant adverse affect on the operations of these mines.

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

In 1998, we entered into a water rights settlement agreement with the Gila River Indian Community (GRIC), which was later included in a comprehensive water rights settlement under the Arizona Water Settlements Act of 2004. The GRIC settlement is subject to contingencies that must be met before the agreement is fully effective, and the comprehensive settlement has been challenged by other parties. If we are unable to resolve the contingencies in the GRIC settlement and defeat the third-party challenges, our water rights in the Gila River watershed could be diminished, and our operations at Morenci, Sierrita and Safford could be adversely affected.

Prior to January 1, 1983, various Indian tribes filed suits in the U.S. District Court in Arizona claiming superior rights to water being used by many other water users, including us, and claiming damages for prior use in derogation of their allegedly superior rights. These federal proceedings have been stayed pending the Arizona

Superior Court adjudications.

United States v. Gila Valley Irrigation District, United States District Court, District of Arizona, was initiated in 1925 by the United States to settle conflicting claims to water rights in portions of the Gila River watershed. A decree settling the claims of various parties was entered in 1935, after Morenci had been dismissed from the case without prejudice. In 1988, the Gila River Indian Community intervened, challenging uses of water in the Gila River watershed, which may impact water that we have the right to divert annually from Eagle Creek, Chase Creek or the San Francisco River for operation of our Morenci mine, pursuant to decreed rights and an agreement between us and the Gila Valley Irrigation District. Our Morenci operations also purchased farm lands with water rights in 1997, 1998 and 2008 that are subject to this proceeding. Impairment of our water claims in the Gila River watershed could adversely affect the operations of our Morenci and Safford mines.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant.

Certain information as of February 15, 2009, about our executive officers, including their position or office with FCX, PT Freeport Indonesia and Atlantic Copper, is set forth in the following table and accompanying text:

Name	Age	Position or Office

James R. Moffett	70	Chairman of the Board of FCX. President Commissioner
		of PT Freeport Indonesia.

Richard C. Adkerson	62	Director, President and Chief Executive Officer of FCX.
		Director and Executive Vice President of PT Freeport Indonesia. Chairman of the Board of Directors of Atlantic Copper.

Michael J. Arnold	56	Executive Vice President and Chief Administrative
		Officer of FCX.

Kathleen L. Quirk	45	Executive Vice President, Chief Financial Officer and
		Treasurer of FCX. Commissioner of PT Freeport Indonesia. Director of Atlantic Copper.

James R. Moffett has served as Chairman of the Board of FCX since May 1992. Mr. Moffett previously served as the Chief Executive Officer of FCX from July 1995 until December 2003. He is also President Commissioner of PT Freeport Indonesia and Co-Chairman of the Board of McMoRan Exploration Co. (McMoRan).

Richard C. Adkerson has served as FCX’s President since January 2008 and also from April 1997 to March 2007, Chief Executive Officer since December 2003 and a director since October 2006. Mr. Adkerson previously served as FCX’s Chief Financial Officer from October 2000 to December 2003. Mr. Adkerson is also a director and Executive Vice President of PT Freeport Indonesia, Chairman of the Board of Directors of Atlantic Copper, and Co-Chairman of the Board of McMoRan. From November 1998 to February 2004, he also served as President and Chief Executive Officer of McMoRan.

Michael J. Arnold has served as the Chief Administrative Officer of FCX since December 2003 and as Executive Vice President of FCX since March 2007. He also served as a director and Executive Vice President of PT Freeport Indonesia from May 1998 to July 2007.

Kathleen L. Quirk has served as FCX’s Executive Vice President since March 2007, Chief Financial Officer since December 2003 and Treasurer since February 2000. Ms. Quirk previously served as FCX’s Senior Vice President from December 2003 to March 2007 and as Vice President from February 1999 to December 2003. Ms. Quirk has also served as a Commissioner of PT Freeport Indonesia since April 2000, as the Senior Vice President of McMoRan since April 2002 and as Treasurer since January 2000.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

Common Stock

Our common shares trade on the New York Stock Exchange (NYSE) under the symbol “FCX.” The FCX share price is reported daily in the financial press under “FMCG” in most listings of NYSE securities. Effective March 19, 2007, our certificate of incorporation was amended to rename our Class B common stock to Common Stock. NYSE composite tape common share price ranges during 2008 and 2007 follow:

	2008		2007
	High	Low	High	Low
First Quarter	$107.37	$68.96	$67.19	$48.85
Second Quarter	127.24	93.00	85.50	65.62
Third Quarter	117.11	51.21	110.60	67.07
Fourth Quarter	56.75	15.70	120.20	85.71

As of February 17, 2009, there were approximately 19,000 holders of record of our common stock.

Common Stock Dividends

In February 2003, the Board of Directors authorized the initiation of an annual cash dividend on our common stock of $0.36 per share payable quarterly, and authorized increases in the annual cash dividend in October 2003 to $0.80 per share, in October 2004 to $1.00 per share and in November 2005 to $1.25 per share. In December 2007, the Board of Directors authorized an increase in our annual common stock dividend to $1.75 per share and in July 2008 to $2.00 per share. Additionally, since December 2004, we have paid eight supplemental dividends. In December 2008, in response to weak conditions in commodity and financial markets, the Board of Directors suspended future common stock dividends. The Board of Directors will continue to review our dividend policy on an ongoing basis.

Below is a summary of common stock cash dividends declared and paid during 2008 and 2007:

	2008
	Per Share Amount	Record Date	Payment Date
First Quarter	$ 0.4375	Jan. 15, 2008	Feb. 1, 2008
Second Quarter	0.4375	Apr. 15, 2008	May 1, 2008
Third Quarter	0.4375	July 15, 2008	Aug. 1, 2008
Fourth Quarter	0.5000	Oct. 15, 2008	Nov. 1, 2008

	2007
	Per Share Amount	Record Date	Payment Date
First Quarter	$ 0.3125	Jan. 16, 2007	Feb. 1, 2007
Second Quarter	0.3125	Apr. 16, 2007	May 1, 2007
Third Quarter	0.3125	July 16, 2007	Aug. 1, 2007
Fourth Quarter	0.3125	Oct. 15, 2007	Nov. 1, 2007

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

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of common stock of FCX purchased by us during the three months ended December 31, 2008:

				(d) Maximum Number
			(c) Total Number of	(or Approximate
	(a) Total		Shares (or Units)	Dollar Value) of Shares
	Number of	(b) Average	Purchased as Part of	(or Units) That May
	Shares (or Units)	Price Paid Per	Publicly Announced	Yet Be Purchased Under
Period	Purchased[a]	Share (or Unit)	Plans or Programs	the Plans or Programs[b]
October 1-31, 2008	-	$-	-	-
November 1-30, 2008	156	$28.62	-	-
December 1-31, 2008	84	$23.40	-	-
Total	240	$26.78	-	23,685,500

a.
This category includes shares repurchased under FCX’s applicable stock incentive plans (Plans) and its non-qualified supplemental savings plan (SSP). Through the Plans, FCX repurchased 84 shares to satisfy tax obligations on restricted stock awards and to cover the cost of option exercises. Under the SSP, FCX repurchased 156 shares as a result of dividends paid.

b.
In December 2007, our Board of Directors approved an open market share purchase program for up to 20 million shares. In July 2008, our Board of Directors approved an increase in our open market share purchase program for up to 30 million shares. The program does not have an expiration date. No shares were purchased during the three-month period December 31, 2008.

Item 6.  Selected Financial Data.

FREEPORT-McMoRan COPPER & GOLD INC.
SELECTED FINANCIAL AND OPERATING DATA

	Years Ended December 31,
	2008	2007[a]		2006		2005		2004
FCX CONSOLIDATED FINANCIAL DATA	(In Millions, Except Per Share Amounts)
Revenues	$17,796 [b]	$16,939	[b,c]	$5,791		$4,179		$2,372
Operating (loss) income	(12,710)[b,d,e,f]	6,555	[b,c,f]	2,869		2,177		704
(Loss) income from continuing operations applicable
to common stock	(11,341)	2,734		1,396		935		157
Net (loss) income applicable to common stock	(11,341)[b,d,e,f,g]	2,769	[b,c,f,g]	1,396	[g,h]	935	[g]	157	[g]
Basic net (loss) income per share of common stock:
Continuing operations	$(29.72)	$8.02		$7.32		$5.18		$0.86
Discontinued operations	–	0.10		–		–		–
Basic net (loss) income per share of common stock	$(29.72)	$8.12		$7.32		$5.18		$0.86
Basic average shares outstanding	382	341		191		180		182
Diluted net (loss) income per share of common stock:
Continuing operations	$(29.72)	$7.41		$6.63		$4.67		$0.85
Discontinued operations	–	0.09		–		–		–
Diluted net (loss) income per share of common stock	$(29.72)[b,d,e,f,g]	$7.50	[b,c,f,g]	$6.63	[g,h]	$4.67	[g]	$0.85	[g]
Diluted average shares outstanding	382	397		221		220		185
Dividends declared per common share	$1.375	$1.375		$5.0625		$2.50		$1.10
At December 31:
Cash and cash equivalents	$872	$1,626		$907		$764		$552
Property, plant, equipment and development costs, net	16,002	25,715		3,099		3,089		3,199
Goodwill	–	6,105		–		–		–
Total assets	23,353	40,661		5,390	[h]	5,550		5,087
Total debt, including current portion and short-term borrowings	7,351	7,211		680		1,256		1,952
Total stockholders’ equity	5,773	18,234		2,445	[h]	1,843		1,164

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

b.
Includes charges totaling $78 million ($52 million to net loss or $0.14 per share) in 2008 and $30 million ($18 million to net income or $0.05 per share) in 2007 for unrealized losses on copper derivative contracts entered into with our domestic copper rod customers.

c.
Includes charges totaling $175 million ($106 million to net income or $0.27 per share) for mark-to-market accounting adjustments on the 2007 copper price protection program assumed in the acquisition of Phelps Dodge.

d.	Includes charges totaling $17.0 billion ($12.7 billion to net loss or $33.21 per share) associated with asset impairment, restructuring and other charges.

e.	Includes charges for lower of cost or market inventory adjustments totaling $782 million ($479 million to net loss or $1.26 per share).

f.
Includes purchase accounting impacts related to the acquisition of Phelps Dodge totaling $1.1 billion, including $1.0 billion to operating loss and $93 million for non-operating income and expenses ($679 million to net loss or $1.78 per share) in 2008 and $1.3 billion to operating income ($793 million to net income or $2.00 per share) in 2007.

g.
Includes net losses on early extinguishment and conversion of debt totaling $5 million ($0.01 per share) in 2008, $132 million ($0.33 per share) in 2007, $30 million ($0.14 per share) in 2006, $40 million ($0.18 per share) in 2005 and $7 million ($0.04 per share) in 2004; 2008 also includes charges totaling $22 million ($0.06 per share) associated with privately negotiated transactions to induce conversion of a portion of our 5½% Convertible Perpetual Preferred Stock into FCX common stock.

h.
Effective January 1, 2006, we adopted Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (EITF 04-6), and recorded a cumulative effect adjustment ($149 million) to reduce beginning retained earnings for our deferred mining costs asset ($285 million) as of December 31, 2005, net of taxes, minority interest share and inventory effects ($136 million). As a result of adopting EITF 04-6, income from continuing operations before income taxes and minority interests was $35 million lower and net income was $19 million ($0.08 per share) lower than if we had not adopted EITF 04-6. Effective January 1, 2006, we also adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). As a result of adopting SFAS No. 123R, income from continuing operations before income taxes and minority interests was $28 million lower and net income was $16 million ($0.07 per share) lower than if we had not adopted SFAS No. 123R. Results for prior years have not been restated.

FREEPORT-McMoRan COPPER & GOLD INC.
SELECTED FINANCIAL AND OPERATING DATA (Continued)

For comparative purposes, operating data shown below for the years ended December 31, 2007, 2006, 2005 and 2004, combines our historical data with Phelps Dodge pre-acquisition data. As the pre-acquisition operating data represent the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

	Years Ended December 31,
	2008	2007[a]		2006[a]		2005[a]		2004[a]
FCX OPERATING DATA, Net of Joint Venture Interests
Copper (recoverable)
Production (millions of pounds)	4,030	3,884		3,639		3,912		3,518
Production (thousands of metric tons)	1,828	1,762		1,651		1,774		1,596
Sales (millions of pounds)	4,066	3,862		3,630		3,933		3,530
Sales (thousands of metric tons)	1,844	1,752		1,647		1,784		1,601
Average realized price per pound	$2.69	$3.22	[b]	$2.80	[b]	$1.66	[b]	$1.33
Gold (recoverable)
Production (thousands of ounces)	1,291	2,329		1,863		2,923		1,591
Sales (thousands of ounces)	1,314	2,320		1,866		2,925		1,577
Average realized price per ounce	$861	$682		$566	[c]	$454		$411
Molybdenum (recoverable)
Production (millions of pounds)	73	70		68		62		57
Sales (millions of pounds)	71	69		69		60		63
Average realized price per pound	$30.55	$25.87		$21.87		$25.89		$12.71

NORTH AMERICA COPPER MINES
Operating Data, Net of Joint Venture Interest
Copper (recoverable)
Production (millions of pounds)	1,430	1,320		1,305		1,365		1,384
Production (thousands of metric tons)	649	599		592		619		628
Sales (millions of pounds)	1,434	1,332		1,303		1,383		1,393
Sales (thousands of metric tons)	650	604		591		627		632
Average realized price per pound	$3.07	$3.10	[d]	$2.29	[d]	$1.49	[d]	$1.29
Molybdenum (by-product)
Production (millions of recoverable pounds)	30	30		31		30		30
100% Operating Data, Including Joint Venture Interest
Solution extraction/electrowinning (SX/EW) operations
Leach ore placed in stockpiles (metric tons per day)	1,095,200	798,200		801,200		778,500		742,800
Average copper ore grade (percent)	0.22	0.23		0.30		0.26		0.27
Copper production (millions of recoverable pounds)	943	940		1,013		1,066		1,134
Mill operations
Ore milled (metric tons per day)	249,600	223,800		199,300		194,800		166,400
Average ore grade (percent):
Copper	0.40	0.35		0.33		0.33		0.36
Molybdenum	0.02	0.02		0.02		0.03		0.03
Copper recovery rate (percent)	82.9	84.5		85.0		83.9		85.6
Production (millions of recoverable pounds):
Copper	599	501		414		419		375
Molybdenum (by-product)	30	30		31		30		30

SOUTH AMERICA COPPER MINES OPERATING DATA
Copper (recoverable)
Production (millions of pounds)	1,506	1,413		1,133		1,091		1,137
Production (thousands of metric tons)	683	641		514		495		516
Sales (millions of pounds)	1,521	1,399		1,126		1,093		1,145
Sales (thousands of metric tons)	690	635		511		496		519
Average realized price per pound	$2.57	$3.25		$3.03		$1.63	[e]	$1.33
Gold (recoverable)
Production (thousands of ounces)	114	116		112		117		122
Sales (thousands of ounces)	116	114		111		117		122
Average realized price per ounce	$853	$683		$552		$425		$409
Molybdenum (by-product)
Production (millions of recoverable pounds)	3	1		–		–		–

	Years Ended December 31,
	2008	2007[a]	2006[a]		2005[a]	2004[a]
SOUTH AMERICA COPPER MINES OPERATING DATA (continued)
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	279,700	289,100	257,400		264,600	233,600
Average copper ore grade (percent)	0.45	0.43	0.45		0.46	0.51
Copper production (millions of recoverable pounds)	560	569	695		670	676
Mill operations
Ore milled (metric tons per day)	181,400	167,900	68,500		68,700	69,700
Average ore grade (percent):
Copper	0.75	0.74	0.87		0.84	0.91
Molybdenum	0.02	0.02	N/A		N/A	N/A
Copper recovery rate (percent)	89.2	87.1	93.8		93.9	94.1
Production (millions of recoverable pounds)
Copper	946	844	438		421	462
Molybdenum	3	1	–		–	–

INDONESIA MINING
Operating Data, Net of Joint Venture Interest
Copper (recoverable)
Production (millions of pounds)	1,094	1,151	1,201		1,456	997
Production (thousands of metric tons)	496	522	545		660	452
Sales (millions of pounds)	1,111	1,131	1,201		1,457	992
Sales (thousands of metric tons)	504	513	545		661	450
Average realized price per pound	$2.36	$3.32	$3.13		$1.85	$1.37
Gold (recoverable)
Production (thousands of ounces)	1,163	2,198	1,732		2,789	1,456
Sales (thousands of ounces)	1,182	2,185	1,736		2,790	1,443
Average realized price per ounce	$861	$681	$567	[c]	$456	$412
100% Operating Data, Including Joint Venture Interest
Ore milled (metric tons per day)	192,900	212,600	229,400		216,200	185,100
Average ore grade (percent):
Copper	0.83	0.82	0.85		1.13	0.87
Gold	0.66	1.24	0.85		1.65	0.88
Recovery rates (percent):
Copper	90.1	90.5	86.1		89.2	88.6
Gold	79.9	86.2	80.9		83.1	81.8
Production (recoverable):
Copper (millions of pounds)	1,109	1,211	1,300		1,689	1,099
Gold (thousands of ounces)	1,163	2,608	1,824		3,440	1,537

MOLYBDENUM OPERATING DATA
Molybdenum sales (millions of pounds)[f]	71	69	69		60	63
Average realized price per pound	$30.55	$25.87	$21.87		$25.89	$12.71
Henderson Molybdenum Mine
Molybdenum production (millions of recoverable pounds)	40	39	37		32	27
Ore milled (metric tons per day)	24,100	24,000	22,200		20,300	16,800
Average molybdenum ore grade (percent)	0.23	0.23	0.23		0.22	0.23

a.
For comparative purposes, operating data for the years ended December 31, 2007, 2006, 2005 and 2004, combines our historical data with Phelps Dodge pre-acquisition data. As the pre-acquisition data represents the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Before charges for hedging losses related to copper price protection programs, amounts were $3.27 per pound for 2007, $3.08 per pound for 2006 and $1.76 per pound for 2005.

c.	Amount was approximately $606 per ounce before a loss resulting from the redemption of FCX’s Gold-Denominated Preferred Stock, Series II.

d.	Before charges for hedging losses related to copper price protection programs, amounts were $3.25 per pound for 2007, $3.06 per pound for 2006 and $1.69 per pound for 2005.

e.	Amount was $1.75 per pound before charges for hedging losses related to copper price protection programs.

f.	Includes sales of molybdenum produced as a by-product at our North and South America copper mines.

For the ratio of earnings to fixed charges calculation, earnings consist of income (loss) from continuing operations before income taxes, minority interests in consolidated subsidiaries, equity in affiliated companies' net earnings, cumulative effect of accounting changes and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest. For the ratio of earnings to fixed charges and preferred stock dividends calculation, we assumed that our preferred stock dividend requirements were equal to the pre-tax earnings that would be required to cover those dividend requirements. We computed those pre-tax earnings using the effective tax rate for each year. Our ratio of earnings to fixed charges was as follows for the years presented:

	Years Ended December 31,
	2008	2007	2006	2005	2004
Ratio of earnings to fixed charges	-[a]	9.9x	33.1x	15.9x	4.9x
Ratio of earnings to fixed charges
and preferred stock dividends	-[b]	6.6x	14.3x	8.2x	2.9x

a.	As a result of the loss recorded in 2008, the ratio coverage was less than 1:1. We would have needed to generate additional earnings of $13.4 billion to achieve coverage of 1:1 in 2008.
b.	As a result of the loss recorded in 2008, the ratio coverage was less than 1:1. We would have needed to generate additional earnings of $13.8 billion to achieve coverage of 1:1 in 2008.

Items 7.  and 7A.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk.

FREEPORT-McMoRan COPPER & GOLD INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW and OUTLOOK

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries, including, except as otherwise stated, Phelps Dodge Corporation (Phelps Dodge) and its subsidiaries, which we acquired on March 19, 2007. The results of operations reported and summarized below are not necessarily indicative of future operating results. In particular, the financial results for 2007 include the operations of Phelps Dodge from March 20, 2007, through December 31, 2007, not the full twelve-month period because of the accounting treatment for the acquisition. References to “Notes” are Notes included in our “Notes to Consolidated Financial Statements.” Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations all references to earnings or losses per share are on a diluted basis, unless otherwise noted.

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

Our mining revenues for 2008 include sales of copper (approximately 76 percent), molybdenum (approximately 14 percent) and gold (approximately seven percent). We currently have five operating copper mines in North America, four in South America and the Grasberg minerals district in Indonesia. We also have one operating primary molybdenum mine in North America. During 2008, approximately 60 percent of our consolidated copper production was from our Grasberg, Morenci and Cerro Verde mines, and more than half of our mined copper was sold in concentrate, approximately 27 percent as rod (principally from our North America operations) and approximately 19 percent as cathodes. For 2008, approximately 55 percent of our consolidated molybdenum production was from the Henderson molybdenum mine and approximately 45 percent was produced as a by-product primarily at our North America copper mines. We also produce gold as a by-product at our copper mines, primarily at the Grasberg minerals district in Indonesia, which accounted for approximately 90 percent of our consolidated gold production for 2008. Refer to “Operations” for further discussion of our mining operations.

Prior to March 19, 2007, we operated our Grasberg mine in Indonesia and our wholly owned copper smelting and refining operation at Atlantic Copper in Spain. On March 19, 2007, we acquired Phelps Dodge, a fully integrated producer of copper and molybdenum with mines in North and South America, and several development projects, including Tenke Fungurume in the DRC, which we believe is one of the world’s highest potential copper and cobalt concessions. After completion of the Phelps Dodge acquisition, our business strategy was focused on repaying acquisition-related debt, defining the potential of our resources and developing expansion and growth plans to deliver additional volumes to a growing marketplace. During 2007, we repaid $10.0 billion in term loans using a combination of equity proceeds and internally generated cash flows. Because of the significant reduction in debt and historically high prices for copper, molybdenum and gold, our financial policy during most of 2008 was designed to use our cash flow to invest in growth projects with anticipated high rates of return and to return excess cash flows to shareholders in the form of dividends and share purchases.

During fourth-quarter 2008, there was a dramatic decline in copper and molybdenum prices. After averaging $3.05 per pound in 2006, $3.23 per pound in 2007 and $3.61 per pound for the first nine months of 2008, London Metal Exchange (LME) spot copper prices declined to a four-year low of $1.26 per pound in December 2008 and averaged $1.78 per pound in fourth-quarter 2008. Additionally, while molybdenum markets have been strong in recent years with prices averaging approximately $25 per pound in 2006, $30 per pound in 2007 and $33 per pound for the first nine months of 2008, molybdenum prices declined significantly to a four-year low of $8.75 per pound in November 2008 and averaged approximately $16 per pound in fourth-quarter 2008.

Although our long-term strategy of developing our resources to their full potential remains in place, the severity of the decline in copper and molybdenum prices and the deterioration of the economic and credit environment during fourth-quarter 2008 have limited our ability to invest in growth projects and required us to make adjustments to our near-term plans. Our near-term strategy has been designed to protect liquidity while preserving our large mineral resources and growth options for the longer term; accordingly, our operating and financial plans were revised to reflect the following changes:

•	Curtailment of copper production at high-cost North America operations and of molybdenum production at the Henderson molybdenum mine (refer to “Operations” for further discussion);

•
Capital cost reductions, including deferral of most of our project development activities and also reduced capital spending on the Tenke Fungurume project and projects in Indonesia (refer to “Development Projects” for further discussion);

•
Aggressive cost control, including workforce reductions, reduced equipment purchases that were planned to support expansion projects, a reduction in material and supplies inventory and reductions in exploration, research and administrative costs; and

•	The suspension of our annual common stock dividend (refer to “Capital Resources and Liquidity – Financing Activities” for further discussion).

While we view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy, we have responded to the sudden downturn and uncertain near-term outlook and will continue to adjust our operating strategy as market conditions change.

At December 31, 2008, we had $872 million in consolidated cash ($454 million of which was available to our parent company). We also had $150 million of borrowings and $74 million of letters of credit issued under our $1.5 billion revolving credit facilities, resulting in availability of approximately $1.3 billion ($926 million of which could be used for additional letters of credit). During 2009, we may use the facilities from time to time for working capital and short-term funding requirements, but do not intend to use the facilities for long-term funding. In addition, in February 2009, we completed a public offering of 26.8 million shares of FCX common stock and realized net proceeds of approximately $740 million, which will be used for general corporate purposes (refer to “Capital Resources and Liquidity – Financing Activities” for further discussion). We have no significant debt maturities in the near-term (refer to “Debt Maturities and Other Contractual Obligations”).

The sharp declines in copper and molybdenum prices during fourth-quarter 2008, among other factors, significantly impacted our consolidated financial results for 2008. Net loss applicable to common stock totaled $11.3 billion ($29.72 per share) in 2008, which included charges totaling $13.1 billion ($34.29 per share) for long-lived asset and goodwill impairment charges and lower of cost or market (LCM) inventory adjustments. Following is additional discussion of these charges:

•
Impairment charges – During fourth-quarter 2008, we evaluated the carrying values of our long-lived assets, including goodwill associated with the acquisition of Phelps Dodge, for impairment. These evaluations resulted in the recognition of impairment charges of $10.9 billion ($6.6 billion to net loss or $17.34 per share) associated with long-lived assets and $6.0 billion ($6.0 billion to net loss or $15.69 per share) associated with goodwill. Refer to Notes 2 and 7 and “Critical Accounting Estimates – Asset Impairments” for further discussion of these impairment charges.

•
LCM inventory adjustments – Inventories are required to be recorded at the lower of cost or market. In connection with the March 2007 acquisition of Phelps Dodge, acquired inventories, including long-term mill and leach stockpiles, were recorded at fair value using near-term price forecasts reflecting the then-current price environment and management’s projections for long-term average metal prices. As a result of the declines in copper and molybdenum prices during fourth-quarter 2008, we recorded charges for LCM inventory adjustments totaling $782 million ($479 million to net loss or $1.26 per share).

Refer to “Consolidated Results” for further discussion of our consolidated financial results for the years ended December 31, 2008, 2007 and 2006.

Outlook
Following is a summary of our actual results for 2008 and our projected consolidated sales volumes for 2009:

	2008		2009
	(Actual)		(Projected)
Copper (billions of recoverable pounds):
North America copper mines	1.4		1.1
South America copper mines	1.5		1.4
Indonesia mining	1.1		1.3
Africa mining[a]	–		0.1
	4.1	[b]	3.9
Gold (millions of recoverable ounces)
Indonesia mining	1.2		2.1
South America copper mines	0.1		0.1
	1.3		2.2

Molybdenum (millions of recoverable pounds)[c]	71		60

a.	Represents projected sales from the Tenke Fungurume copper and cobalt mine, which is expected to commence production during the second half of 2009.

b.	Represents the sum of copper sales before rounding.

c.	Includes sales of molybdenum produced as a by-product at our North and South America copper mines.

Estimated sales volumes of approximately 3.9 billion pounds of copper for 2009 are lower than 2008 sales of 4.1 billion pounds primarily reflecting the effects of curtailed production rates at our North America copper mines, partly offset by higher volumes in Indonesia as a result of mining in a higher-grade section of the Grasberg open pit and also includes additional volumes from the Tenke Fungurume copper and cobalt project, which is expected to commence production during the second half of 2009. Estimated sales volumes of approximately 2.2 million ounces of gold for 2009 are higher than 2008 sales of 1.3 million ounces as a result of projected mining in a higher-grade section of the Grasberg open pit. Estimated sales volumes of approximately 60 million pounds of molybdenum for 2009 are lower than 2008 sales of 71 million pounds reflecting curtailed production rates at our Henderson molybdenum mine and adjustments to by-product molybdenum production plans at our North and South America copper mines.

Consolidated revenues, operating cash flows and net income vary significantly with fluctuations in the market prices of copper, gold and molybdenum, sales volumes and other factors. Based on projected consolidated sales volumes for 2009 and assuming average prices of $1.50 per pound of copper, $800 per ounce of gold and $9.00 per pound of molybdenum in 2009, our consolidated operating cash flows would approximate $1.0 billion in 2009, which is net of an estimated $0.6 billion for working capital requirements. Working capital requirements for 2009 principally reflect the impact of the declines in copper prices during fourth-quarter 2008 and resulting settlements with customers on 2008 provisionally priced sales. Operating cash flows for 2009 would be impacted by approximately $260 million for each $0.10 per pound change in copper prices, $60 million for each $50 per ounce change in gold prices and $50 million for each $1 per pound change in molybdenum prices.

Assuming average prices of $1.50 per pound of copper, $800 per ounce of gold and $9.00 per pound of molybdenum for 2009, we estimate our consolidated unit net cash costs related to our copper mining operations (after by-product credits) will average approximately $0.71 per pound in 2009, which is lower than consolidated unit net cash costs of $1.16 per pound in 2008 (refer to “Consolidated Results – Production and Delivery Costs” for further discussion). Lower estimated consolidated unit net cash costs in 2009 primarily reflect the effects of reduced energy prices and other commodity-based input costs and lower operating rates. Consolidated unit net cash costs would be impacted by $0.025 per pound for each $50 per ounce change in gold prices and $0.01 per pound for each $1 per pound change in molybdenum prices.

COPPER, GOLD AND MOLYBDENUM MARKETS

The graphs below illustrate the movements in metals prices from January 1992 through January 2009. World prices for copper, gold and molybdenum have fluctuated significantly during this period. The LME spot copper price varied from a low of $0.60 per pound in 2001 to a high of $4.08 per pound in July 2008, the London gold price fluctuated from a low of approximately $250 per ounce in 1999 to a high of $1,011 per ounce in March 2008, and the Metals Week Molybdenum Dealer Oxide price ranged from a low of $1.82 per pound in 1992 to a high of $40.00 per pound in 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2008.

Historical LME Copper Prices

Through January 30, 2009

LME Copper Prices
LME & COMEX Exchange Stocks*
000s of metric tons
Dollars per pound
1,600
1,400
1,200
1,000
800
600
400
200
0
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
1992
1994
1996
1998
2000
2002
2004
2006
2008

*  Excludes Shanghai stocks, producer, consumer and merchant stocks.

The graph above presents LME spot copper prices and reported stocks of copper at the LME and the New York Mercantile Exchange (COMEX) from January 1992 through January 2009. During the period 2003 to 2006, global consumption exceeded production, evidenced by the decline in exchange warehouse inventories. Disruptions associated with strikes and other operational issues, combined with growing demand from China and other emerging economies resulted in low levels of inventory from 2006 through most of 2008. However, slowing consumption has led to increases in inventory levels in recent months, with combined LME and COMEX stocks rising to approximately 370 thousand metric tons at December 31, 2008, compared to approximately 208 thousand metric tons at September 30, 2008. Combined LME and COMEX stocks have increased further to approximately 530 thousand metric tons at January 30, 2009.

Turmoil in the United States (U.S.) financial markets and concerns about the global economy have negatively impacted copper prices in recent months. After averaging $3.05 per pound in 2006, $3.23 per pound in 2007 and $3.61 per pound for the first nine months of 2008, LME spot copper prices declined to a four-year low of $1.26 per pound in December 2008. For the year 2008, LME spot copper prices ranged from $1.26 per pound to $4.08 per pound, averaged $3.15 per pound and closed at $1.32 per pound on December 31, 2008. While the near-term outlook is weak and uncertain, we believe the underlying fundamentals of the copper business remain positive, supported by supply side constraints and the absence of significant new development projects. Future copper prices may continue to be volatile and are expected to be influenced by demand from China, economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and production levels of mines and copper smelters. The LME spot copper price closed at $1.41 per pound on January 30, 2009.

London Gold Prices
Through January 30, 2009
$1,050
$950
$850
$750
$650
$550
$450
$350
$250
Dollars per ounce
1992
1994
1996
1998
2000
2002
2004
2006
2008

The graph above presents London gold prices from January 1992 through January 2009. During 2008, the environment for gold has been positive, but volatile. For the year 2008, gold prices ranged from approximately $713 per ounce to $1,011 per ounce and averaged approximately $872 per ounce. Growing investment demand, economic uncertainty and a weak U.S. dollar are continuing to support gold prices. London gold prices closed at approximately $920 per ounce on January 30, 2009.

Metals Week Molybdenum Dealer Oxide Prices

Through January 30, 2009

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
1992
1994
1996
1998
2000
2002
2004
2006
2008

The graph above presents the Metals Week Molybdenum Dealer Oxide price from January 1992 through January 2009. While molybdenum markets have been strong in recent years with growing demand and limited supply and prices averaging approximately $25 per pound in 2006, $30 per pound in 2007 and $33 per pound for the first nine months of 2008, molybdenum prices declined significantly in fourth-quarter 2008 as a result of the financial market turmoil and a decline in demand. For the year 2008, the price of molybdenum ranged from approximately $9 per pound to approximately $34 per pound and averaged $29 per pound. The Metals Week Molybdenum Dealer Oxide price was $9.50 per pound on December 31, 2008, and $9.30 per pound on January 30, 2009.

CRITICAL ACCOUNTING ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles (GAAP) in the U.S. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The areas requiring the use of management’s estimates are also discussed in Note 1 under the subheading “Use of Estimates.” Management has reviewed the following discussion of its development and selection of critical accounting estimates with the Audit Committee of our Board of Directors.

Asset Impairments. We evaluate our long-lived assets (to be held and used) for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. During fourth-quarter 2008, we concluded that the current economic environment and the significant declines in copper and molybdenum prices represented significant adverse changes in the business, and therefore, evaluated our long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment as of December 31, 2008, under the two-step model established by Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition, goodwill is required to be evaluated at least annually and at any other time if an event or change in circumstances indicates that the fair value of a reporting unit is below its carrying amount. We had selected the fourth quarter of each year to perform our annual impairment test of goodwill.

In evaluating our long-lived assets for recoverability, estimates of after-tax undiscounted future cash flows of our individual mining operations were used, with impairment losses measured by reference to fair value. As quoted market prices are unavailable for our individual mining operations, fair value was determined through the use of discounted estimated future cash flows. The estimated cash flows used to assess recoverability of our long-lived assets and measure fair value of our mining operations were derived from current business plans developed using near-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices and operating costs.

Our asset impairment evaluations, including our annual goodwill impairment test, required us to make several assumptions in determining estimates of future cash flows to determine fair value of our individual mining operations, including near and long-term metal price assumptions; estimates of commodity-based and other input costs; proven and probable reserve estimates, including any costs to develop the reserves and the timing of producing the reserves; and the use of appropriate current escalation and discount rates. Projected long-term average metal prices represented the most significant assumption used in the cash flow estimates. In connection with the March 2007 acquisition of Phelps Dodge, we allocated the $25.8 billion purchase price to the estimated fair values of net assets acquired, including $6.2 billion for goodwill (refer to Note 18 for a summary of the final purchase price allocation). Metal price projections used to value the net assets acquired at the acquisition date ranged from near-term prices of $2.98 per pound for copper declining over an eight-year period to $1.20 per pound and $26.20 per pound for molybdenum declining over a five-year period to $8.00 per pound, reflecting price expectations at that time. Our December 31, 2008, impairment evaluations were based on price assumptions reflecting prevailing copper futures prices for three years, which ranged from approximately $1.40 per pound to $1.50 per pound, and a long-term average price of $1.60 per pound. Molybdenum prices were assumed to average $8.00 per pound.

Our evaluation of long-lived assets, other than goodwill, resulted in the recognition of asset impairment charges totaling $10.9 billion ($6.6 billion to net loss or $17.34 per share) for 2008. Additionally, our annual impairment test of goodwill resulted in the full impairment of goodwill, resulting in the recognition of goodwill impairment charges totaling $6.0 billion ($6.0 billion to net loss or $15.69 per share) for 2008. Neither of these impairment charges had an impact on our operating cash flows.

We believe events that could result in additional impairment of our long-lived assets include, but are not limited to, (i) decreases in future metal prices, (ii) decreases in estimated recoverable proven and probable reserves and (iii) any event that might otherwise have a material adverse effect on mine site production levels or costs.

Mineral Reserves and Depreciation, Depletion and Amortization. As discussed in Note 1, we depreciate our life-of-mine mining and milling assets and values assigned to proven and probable reserves using the unit-of-production method based on our estimated recoverable proven and probable copper reserves (for primary copper mines) and estimated recoverable proven and probable molybdenum reserves (for the primary molybdenum mine). We have other assets that we depreciate on a straight-line basis over their estimated useful lives. Our estimates of recoverable proven and probable copper and molybdenum reserves and the useful lives of our straight-line assets impact our depreciation, depletion and amortization expense. These estimates affect the results of operations of our operating segments.

Accounting for depreciation, depletion and amortization represents a critical accounting estimate because the determination of reserves involves uncertainties with respect to the ultimate geology of our reserves and the assumptions used in determining the economic feasibility of mining those reserves, including estimated copper, gold and molybdenum prices and costs of conducting future mining activities. Additionally, changes in estimated recoverable proven and probable reserves and useful asset lives could have a material impact on our results of operations. We perform annual assessments of our existing assets, including a review of asset costs and depreciable lives, in connection with the review of mine operating and development plans. When we determine that assigned asset lives do not reflect the expected remaining period of benefit, we make prospective changes to those depreciable lives.

There are a number of uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Ore reserve estimates are based upon engineering evaluations of samplings of drill holes, tunnels and other underground workings. Our estimates of recoverable proven and probable reserves are prepared by and are the responsibility of our employees, and a majority of these estimates are reviewed and verified by independent experts in mining, geology and reserve determination. At December 31, 2008, consolidated recoverable reserves include 102.0 billion pounds of copper, 40.0 million ounces of gold and 2.48 billion pounds of molybdenum. Refer to Note 20 and “Proven and Probable Reserves” for further details of estimated recoverable reserves. These estimates involve assumptions regarding future copper, gold and molybdenum prices, the geology of our mines, the mining methods we use and the related costs we incur to develop and mine our reserves. Changes in these assumptions could result in material adjustments to our reserve estimates, which could result in changes to depreciation, depletion and amortization expense in future periods, with corresponding adjustments to net income. If estimated copper reserves at our mines were 10 percent higher at December 31, 2008, based on our current sales projections for 2009, we estimate that our annual depreciation, depletion and amortization expense for 2009 would decrease by $29 million ($14 million to net income), and a 10 percent decrease would increase depreciation, depletion and amortization expense by $36 million ($17 million to net income).

As discussed in Note 1, we review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. Our long-lived assets include amounts assigned to proven and probable reserves totaling $4.1 billion at December 31, 2008. Changes to our estimates of recoverable proven and probable reserves could have an impact on our assessment of asset impairment. Revisions to our estimates of recoverable proven and probable copper, gold and molybdenum reserves could give rise to an impairment of our assets.

Recoverable Copper. We record, as inventory, applicable costs for copper contained in mill and leach stockpiles that are expected to be processed in the future based on proven processing technologies. Mill and leach stockpiles are evaluated periodically to ensure that they are stated at the lower of cost or market (refer to Note 5 and “Consolidated Results” for further discussion of LCM inventory adjustments recorded in 2008). Accounting for recoverable copper from mill and leach stockpiles represents a critical accounting estimate because (i) it is generally impracticable to determine copper contained in mill and leach stockpiles by physical count, and therefore, requires management to employ reasonable estimation methods and (ii) recovery rates from leach stockpiles can vary significantly. The quantity of material delivered to mill and leach stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blasthole cuttings determine the estimated copper grade contained in the material delivered to the mill and leach stockpiles.

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

Processes and recovery rates are monitored regularly, and recovery rate estimates are adjusted periodically as additional information becomes available and as related technology changes.

At December 31, 2008, estimated recoverable copper was 2.7 billion pounds in leach stockpiles (with a carrying value of $1.4 billion) and 1.1 billion pounds in mill stockpiles (with a carrying value of $350 million).

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

Generally, ARO activities are specified by regulations or in permits issued by the relevant governing authority, and management judgment is required to estimate the extent and timing of expenditures based on life-of-mine planning. Accounting for reclamation and closure costs represents a critical accounting estimate because (i) we will not incur most of these costs for a number of years, requiring us to make estimates over a long period, (ii) reclamation and closure laws and regulations could change in the future and/or circumstances affecting our operations could change, either of which could result in significant changes to our current plans, (iii) calculating the fair value of our AROs in accordance with SFAS No. 143 requires management to estimate projected cash flows, make long-term assumptions about inflation rates, determine our credit-adjusted, risk-free interest rates and determine market risk premiums that are appropriate for our operations and (iv) given the magnitude of our estimated reclamation and closure costs, changes in any or all of these estimates could have a significant impact on our results of operations.

At least annually, we review our ARO estimates for changes in the projected timing of certain reclamation costs, changes in cost estimates, and additional AROs incurred during the period. Following is a summary of changes in our AROs for the years ended December 31, 2008, 2007 and 2006 (in millions):

	2008	2007		2006
Balance at beginning of year	$728	$30		$27
Liabilities assumed in the acquisition of Phelps Dodge	–	531	[a]	–
Liabilities incurred	5	1		–
Revisions to cash flow estimates	21	179	[b]	–
Accretion expense	51	27		3
Spending	(91)	(40)		–
Foreign currency translation adjustment	(2)	–		–
Balance at end of year	$712	$728		$30

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

Refer to Note 15 for further discussion of reclamation and closure costs.

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

Accounting for environmental obligations represents a critical accounting estimate because changes to environmental laws and regulations and/or circumstances affecting our operations, could result in significant changes to our estimates, which could have a significant impact on our results of operations. We review changes in facts and circumstances associated with the environmental obligations on a quarterly basis. Judgments and estimates are based upon available facts, existing technology, presently enacted laws and regulations, remediation experience, whether or not we are a potentially responsible party (PRP), the ability of other PRPs to pay their allocated portions and take into consideration reasonably possible outcomes. Our estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, required remediation methods and actions by or against governmental agencies or private parties.

At December 31, 2008, environmental reserves recorded in our consolidated balance sheets totaled approximately $1.4 billion, which reflect obligations for environmental liabilities attributed to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs and for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facilities.

Following is a summary of changes in our estimated environmental obligations for the years ended December 31, 2008 and 2007 (in millions):

	2008	2007
Balance at beginning of year	$1,268	$–
Liabilities assumed in the acquisition of Phelps Dodge	117	1,334
Accretion expense[a]	95	–
Additions	36	6
Reductions	(1)	(1)
Spending	(114)	(71)
Balance at end of year	$1,401	$1,268

a.	Represents accretion of the fair values of environmental obligations assumed in the acquisition of Phelps Dodge, which were determined on a discounted cash flow basis.

Refer to Note 15 for further discussion of environmental obligations.

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

At December 31, 2008, our valuation allowances totaled $1.8 billion and covered all of our U.S. foreign tax credit carryforwards, U.S. minimum tax credit carryforwards, foreign net operating loss carryforwards and U.S. state net operating loss carryforwards, and also covered a portion of our net U.S. deferred tax assets. At December 31, 2007, our valuation allowances totaled $1.2 billion and covered all of our U.S. foreign tax credit carryforwards, a portion of our foreign net operating loss carryforwards and a portion of our U.S. state net operating loss carryforwards. The $598 million increase in the valuation allowance during 2008 was primarily the result of the declines in copper and molybdenum prices and long-lived asset impairment charges recorded in fourth-quarter 2008. Refer to Note 14 for further discussion.

CONSOLIDATED RESULTS

	Years Ended December 31,
	2008	2007		2006
Financial Data (in millions, except per share amounts)
Revenues	$17,796 [a,b]	$16,939	[a,b,c]	$5,791	[a,d]
Operating (loss) income	(12,710)[a,b,e,f,g]	6,555	[a,b,c,g]	2,869	[a,d]
(Loss) income from continuing operations applicable to common stock[h]	(11,341)	2,734		1,396
Net (loss) income applicable to common stock[h]	(11,341)[b,e,f,g,i]	2,769	[b,c,g,i]	1,396	[d,i]
Diluted net (loss) income per share of common stock:
Continuing operations	$(29.72)	$7.41		$6.63
Discontinued operations	–	0.09		–
Diluted net (loss) income per share of common stock	$(29.72)[b,e,f,g,i]	$7.50	[b,c,g,i]	$6.63	[d,i]
Diluted average common shares outstanding[j,k]	382	397		221

Operating Data - Sales from Mines
Copper
Consolidated share (millions of recoverable pounds)	4,066	3,357		1,201
Average realized price per pound	$2.69	$3.29	[c]	$3.13
Site production and delivery costs per pound[l]	$1.51	$1.18		$1.03
Unit net cash costs per pound[l]	$1.16	$0.76		$0.60
Gold
Consolidated share (thousands of recoverable ounces)	1,314	2,298		1,736
Average realized price per ounce	$861	$682		$567	[d]
Molybdenum
Consolidated share (millions of recoverable pounds)	71	52		N/A
Average realized price per pound	$30.55	$26.81		N/A

a.
As discussed in Note 19, we have revised the presentation of our operating divisions to better reflect management’s view of our consolidated operations, and have also reclassified amounts for 2007 to conform to the current year presentation. Following is a summary of revenues by operating division (in millions):

	Years Ended December 31,
	2008	2007	2006
North America copper mines	$5,265	$4,093	$–
South America copper mines	4,166	3,879	–
Indonesia mining	3,412	4,808	4,395
Africa mining	–	–	–
Molybdenum	2,488	1,746	–
Rod & Refining	5,557	5,140	–
Atlantic Copper Smelting & Refining	2,341	2,388	2,242
Corporate, other & eliminations	(5,433)	(5,115)	(846)
Total FCX revenues	$17,796	$16,939	$5,791

Following is a summary of operating (loss) income by operating division (in millions):

	Years Ended December 31,
	2008	2007	2006
North America copper mines	$(11,522)	$1,428	$–
South America copper mines	(694)	2,224	–
Indonesia mining	1,307	3,033	2,721
Africa mining	(26)	(12)	–
Molybdenum	(1,473)	353	–
Rod & Refining	2	14	–
Atlantic Copper Smelting & Refining	10	3	74
Corporate, other & eliminations	(314)	(488)	74
Total FCX operating (loss) income	$(12,710)	$6,555	$2,869

b.
Includes charges to revenues totaling $78 million ($52 million to net loss or $0.14 per share) in 2008 and $30 million ($18 million to net income or $0.05 per share) in 2007 for unrealized losses on copper derivative contracts entered into with our U.S. copper rod customers, which allows us to receive market prices in the month of shipment while the customer pays the fixed price they requested. Refer to Note 17 for further discussion.

c.
Includes charges to revenues for mark-to-market accounting adjustments on the 2007 copper price protection program totaling $175 million ($106 million to net income or $0.27 per share) and a reduction in average realized copper prices of $0.05 per pound.

d.
Includes charges to revenues for redemptions of our Gold-Denominated Preferred Stock, Series II, and Silver-Denominated Preferred Stock totaling $82 million ($44 million to net income or $0.20 per share) and a reduction in average realized gold prices of approximately $39 per ounce. Refer to Note 17 for further discussion.

e.	Includes charges for LCM inventory adjustments totaling $782 million ($479 million to net loss or $1.26 per share).

f.
Includes long-lived asset impairments and other charges totaling $11.0 billion ($6.7 billion to net loss or $17.52 per share), and also includes goodwill impairment charges totaling $6.0 billion ($6.0 billion to net loss or $15.69 per share). Refer to Notes 2 and 7 and “Critical Accounting Estimates – Asset Impairments” for further discussion.

g.
Includes the impacts of purchase accounting fair value adjustments associated with the acquisition of Phelps Dodge, which are primarily because of increased carrying values of acquired property, plant and equipment and metal inventories, including mill and leach stockpiles, and also includes amounts for non-operating income and expense mostly related to accretion of the fair values of assumed environmental obligations (determined on a discounted cash flow basis). These impacts totaled $1.1 billion, including $1.0 billion to operating loss and $93 million for non-operating income and expenses, ($679 million to net loss or $1.78 per share) in 2008 and $1.3 billion to operating income ($793 million to net income or $2.00 per share) in 2007. Refer to Note 19 for a summary of the impacts of purchase accounting fair value adjustments on our business segments for the years ended December 31, 2008 and 2007.

h.
After preferred dividends. The year ended December 31, 2008, also includes charges of $22 million ($0.06 per share) associated with privately negotiated transactions to induce conversion of 0.3 million shares of our 5½% Convertible Perpetual Preferred Stock into approximately 5.8 million shares of FCX common stock (refer to Note 13 and “Capital Resources and Liquidity – Financing Activities” for further discussion).

i.
Includes net losses on early extinguishment and conversions of debt totaling $5 million ($0.01 per share) in 2008 associated with an open-market purchase of our 9½% Senior Notes; $132 million ($0.33 per share) in 2007 primarily related to premiums paid and the accelerated recognition of deferred financing costs associated with early repayments of debt; and $30 million ($0.14 per share) in 2006 primarily related to the completion of a tender offer and privately negotiated transactions to induce conversion of our 7% Convertible Senior Notes into FCX common stock and open-market purchases of our 10⅛% Senior Notes.

j.	Reflects assumed conversion of our 5½% Convertible Perpetual Preferred Stock and 6¾% Mandatory Convertible Preferred Stock for 2007 and of our 5½% Convertible Perpetual Preferred Stock for 2006.

k.
On March 19, 2007, we issued 137 million common shares to acquire Phelps Dodge, and on March 28, 2007, we sold 47 million common shares. Common shares outstanding on December 31, 2008, totaled 384 million.

l.
Reflects per pound weighted average production and delivery costs and unit net cash costs (net of by-product credits) for all copper mines. For reconciliations of the per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to “Operations – Unit Net Cash Costs” and to “Product Revenues and Production Costs.”

Revenues
Consolidated revenues include the sale of copper rod, copper cathodes, copper concentrates, molybdenum, gold and other metals by our North and South America copper mines, the sale of copper concentrates (which also contain significant quantities of gold and silver) by our Indonesia mining operation, the sale of molybdenum in various forms by our Molybdenum operations, and the sale of copper anodes, copper cathodes, and gold in anodes and slimes by Atlantic Copper. Consolidated revenues totaled $17.8 billion in 2008, compared with $16.9 billion in 2007 and $5.8 billion in 2006. Following is a summary of changes in our consolidated revenues between years (in millions):

	2008	2007
Consolidated revenues – prior year	$16,939	$5,791
Sales volumes:
Copper	2,367	6,742
Gold	(671)	341
Molybdenum	505	1,495 [a]
Price realizations:
Copper	(2,631)	702
Gold	235	174
Molybdenum	266	N/A
Purchased copper and molybdenum	(5)	1,901
Adjustments, primarily for copper pricing on prior year open sales	309	(175)
Treatment charges	104	(114)
Impact of the 2007 copper price protection program	175	(175)
Atlantic Copper revenues	(47)	146
Other, net	250	111
Consolidated revenues – current year	$17,796	$16,939

a.	As FCX was not a producer of molybdenum prior to the acquisition of Phelps Dodge, the change in sales volumes for 2007 reflects sales of produced molybdenum beginning March 20, 2007.

2008 Compared with 2007
Consolidated sales volumes in 2008 totaled 4.1 billion pounds of copper, 1.3 million ounces of gold and 71 million pounds of molybdenum, compared with 3.4 billion pounds of copper, 2.3 million ounces of gold and 52 million pounds of molybdenum in 2007. Higher copper and molybdenum sales volumes in 2008 reflected a full twelve months of sales at our North and South America copper mines and Molybdenum operations, compared with 2007, which included sales from these operations beginning March 20, 2007. Higher copper sales volumes in 2008 also reflected additional copper production from the Safford mine, which began production in December 2007, and higher production from the Cerro Verde concentrator, which reached design capacity in mid-2007. At the Grasberg open-pit mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production resulting in varying quarterly and annual sales of copper and gold. As a result, gold sales volumes for 2008 were lower than in 2007 because of mining in a lower-grade section of the Grasberg open pit during the first nine months of 2008, which resulted in lower grades and recovery rates.

Realized copper prices decreased in 2008 to an average of $2.69 per pound, compared with $3.34 per pound (excluding the impact from the 2007 copper price protection program) in 2007. Realized gold and molybdenum prices increased in 2008 to an average of $861 per ounce for gold and $30.55 per pound for molybdenum, compared with $682 per ounce for gold and $26.81 per pound for molybdenum in 2007.

For 2008, more than half of our mined copper was sold in concentrate, approximately 27 percent as rod (principally from our North America operations) and approximately 19 percent as cathodes. Substantially all of our concentrate sales contracts and some of our cathode sales contracts provide final copper pricing in a specified future period (generally one to four months from the shipment date) based primarily on quoted LME prices. We receive market prices based on prices in the specified future period, and the accounting rules applied to these sales result in changes recorded to revenues until the specified future period. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisional priced concentrate and cathode sales that is adjusted to fair value through earnings each period until the date of final pricing. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior years; in times of falling copper prices, the opposite occurs.

LME spot copper prices averaged $3.15 per pound in 2008, compared with our average recorded price of $2.69 per pound. At December 31, 2008, we had provisionally priced copper sales totaling 508 million pounds of copper (net of minority interests) recorded at an average of $1.39 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the December 31, 2008, provisional price recorded would impact our 2009 consolidated revenues by $33 million ($16 million to net income).

At December 31, 2007, we had provisionally priced copper sales of 402 million pounds of copper (net of minority interests) recorded at an average of $3.02 per pound. Higher prices during the first half of 2008 resulted in adjustments to these prior year copper sales and increased consolidated revenues by $268 million ($114 million to net loss or $0.30 per share) in 2008, compared with a decrease of $42 million ($18 million to net income or $0.05 per share) in 2007 from adjustments to prior year copper sales.

On limited past occasions, in response to market conditions, we have entered into copper and gold price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. Also, in connection with the Phelps Dodge acquisition, we assumed the 2007 copper price protection program, which resulted in charges to revenues in 2007 totaling $175 million ($106 million to net income or $0.27 per share). The 2007 copper price protection program matured on December 31, 2007. We do not intend to enter into similar hedging programs in the future.

2007 Compared with 2006
Consolidated sales volumes in 2007 totaled 3.4 billion pounds of copper, 2.3 million ounces of gold and 52 million pounds of molybdenum, compared with 1.2 billion pounds of copper and 1.7 million ounces of gold in 2006. Higher copper and molybdenum sales volumes in 2007 reflected sales at our North and South America copper mines and Molybdenum operations beginning March 20, 2007. Sales from these operations from March 20, 2007, through December 31, 2007, totaled approximately 2.2 billion pounds of copper and 52 million pounds of molybdenum. The increase in gold sales volumes for 2007, compared with 2006, was related to higher grades and recovery rates at the Grasberg mine in Indonesia.

Realized copper and gold prices improved in 2007 to an average of $3.34 per pound for copper (excluding the impact from the 2007 copper price protection program) and $682 per ounce for gold, compared with $3.13 per pound for copper and $606 per ounce for gold (excluding adjustments associated with the redemption of our Gold-Denominated Preferred Stock, Series II) in 2006.

Adjustments to prior year copper sales decreased consolidated revenues by $42 million ($18 million to net income or $0.05 per share) in 2007, compared with an increase of $126 million ($65 million to net income or $0.29 per share) in 2006.

The 2007 copper price protection program resulted in charges to revenues totaling $175 million ($106 million to net income or $0.27 per share) in 2007.

Production and Delivery Costs
2008 Compared with 2007
Consolidated production and delivery costs totaled $10.4 billion in 2008 compared with $8.5 billion in 2007. Higher production and delivery costs for 2008 reflect a full year of costs associated with our acquired copper and molybdenum operations in North and South America and the impact of higher costs, principally for commodity-based input costs such as energy and sulfuric acid. Partly offsetting these higher costs were $656 million of lower purchase accounting impacts associated with increased inventory values that were mostly realized in 2007.

Consolidated unit net cash costs related to our copper mining operations totaled $1.16 per pound of copper in 2008, compared with $0.76 per pound of copper in 2007 (for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to “Operations – Unit Net Cash Costs” and to “Product Revenues and Production Costs”). The increase in unit net cash costs in 2008 primarily reflected higher commodity-based input costs, principally related to energy and sulfuric acid, and also reflected lower by-product credits mostly associated with lower gold volumes in 2008.

Energy costs approximated 25 percent of our consolidated copper production costs in 2008 (compared with approximately 20 percent in 2007) and included purchases of approximately 230 million gallons of diesel fuel, 800 thousand metric tons of coal, 6,500 gigawatt hours of electricity and 3 million MMBTU (million british thermal units) of natural gas. Commodity-based input costs have declined dramatically in late 2008, and we expect to realize the benefits of these declines in 2009 (refer to “Overview and Outlook” for further discussion). For 2009, we estimate energy costs will approximate 20 percent of our consolidated copper production costs.

2007 Compared with 2006
Consolidated production and delivery costs totaled $8.5 billion in 2007 compared with $2.5 billion in 2006. Higher production and delivery costs in 2007 primarily reflected amounts associated with the acquired copper and molybdenum operations in North and South America ($6.0 billion), which included purchase accounting impacts of $781 million principally associated with increased inventory values.

Depreciation, Depletion and Amortization
2008 Compared with 2007
Consolidated depreciation, depletion and amortization expense totaled $1.8 billion in 2008 compared with $1.2 billion in 2007. The increase in depreciation, depletion and amortization expense reflected higher purchase accounting impacts of $293 million primarily related to a full twelve months in 2008, and also reflected higher depreciation expense under the unit-of-production method resulting from a full year of production from our North and South America copper mines in 2008.

We estimate that our annual depreciation, depletion and amortization expense for 2009 will approximate $1.0 billion. The decrease in projected 2009 depreciation, depletion and amortization expense, compared with 2008, primarily reflects the impact of long-lived asset impairments recognized at December 31, 2008 (refer to “Critical Accounting Estimates – Asset Impairments” for further discussion), and also reflects lower expense for assets that are depreciated under the unit-of-production method.

2007 Compared with 2006
Consolidated depreciation, depletion and amortization expense totaled $1.2 billion in 2007 compared with $228 million in 2006. The increase in depreciation, depletion and amortization expense in 2007 reflected amounts associated with the acquired Phelps Dodge operations ($1.0 billion), which included purchase accounting impacts of $595 million related to increased carrying values of acquired property, plant and equipment.

LCM Inventory Adjustments
Inventories are required to be recorded at the lower of cost or market. In connection with the acquisition of Phelps Dodge, acquired inventories (including long-term mill and leach stockpiles) were recorded at fair value using near-term price forecasts reflecting the then-current price environment and management’s projections for long-term average metal prices. As a result of the declines in copper and molybdenum prices in fourth-quarter 2008, we recognized charges of $782 million ($479 million to net loss or $1.26 per share) for LCM inventory adjustments in 2008. These charges were based on prevailing copper futures prices for three years, which ranged from approximately $1.40 per pound to $1.50 per pound, and a long-term average price of $1.60 per pound. Molybdenum prices were assumed to average $8.00 per pound.

Selling, General and Administrative Expenses
2008 Compared with 2007
Consolidated selling, general and administrative expenses totaled $269 million in 2008 compared with $466 million in 2007. Lower selling, general and administrative expenses primarily reflected lower incentive compensation costs in 2008 ($210 million) because of weaker financial results.

2007 Compared with 2006
Consolidated selling, general and administrative expenses totaled $466 million in 2007 compared with $157 million in 2006. Higher selling, general and administrative expenses in 2007 primarily reflected the additional amounts associated with the acquired Phelps Dodge operations ($272 million) and higher stock-based compensation costs ($39 million) primarily related to second-quarter 2007 stock option grants.

Exploration and Research Expenses
2008 Compared with 2007
Consolidated exploration and research expenses totaled $292 million in 2008 compared with $145 million in 2007. We are conducting exploration activities near our existing mines with a focus on opportunities to expand reserves that will support additional future production capacity in the large mineral districts where we currently operate. Drilling activities were significantly expanded in 2008, and we identified additional ore adjacent to existing ore bodies. Results to date have been positive, providing us with opportunities for significant future potential reserve additions at Morenci,

Sierrita and Bagdad in North America, at Cerro Verde in South America and in the high potential Tenke Fungurume district.

The number of drill rigs in operation, which expanded from 26 in March 2007 to approximately 100 in third-quarter 2008, declined to approximately 44 at December 31, 2008 in response to weak market conditions. We plan to incorporate the information obtained through exploration activities into our future plans during 2009, enabling a significant reduction in 2009 exploration costs, as we analyze drilling results to further define our significant resources. For 2009, exploration expenditures are expected to approximate $75 million, compared with $248 million in 2008.

2007 Compared with 2006
Consolidated exploration and research expenses totaled $145 million in 2007 compared with $12 million in 2006. Higher expenditures in 2007 primarily reflected exploration and research expenses associated with the acquired Phelps Dodge operations ($127 million).

Goodwill Impairment
Goodwill is required to be evaluated for impairment at least annually and at any other time if events or circumstances indicate that the fair value of a reporting unit is below its carrying amount. We completed our annual impairment test of goodwill at December 31, 2008, which resulted in the recognition of goodwill impairment charges totaling $6.0 billion ($6.0 billion to net loss or $15.69 per share). Refer to Note 7 and “Critical Accounting Estimates – Asset Impairments” for further discussion.

Long-Lived Asset Impairments and Other Charges
During fourth-quarter 2008, we concluded that the declines in copper and molybdenum prices and the deterioration of the current economic environment represented significant adverse changes in the business, and therefore evaluated our long-lived assets for impairment as of December 31, 2008. Our evaluation of our long-lived assets resulted in the recognition of asset impairment charges totaling $10.9 billion ($6.6 billion to net loss or $17.34 per share). Refer to Note 2 and “Critical Accounting Estimates – Asset Impairments” for further discussion.

Other charges of $111 million ($67 million to net loss or $0.18 per share) recognized in 2008 include restructuring charges and pension and postretirement charges for special retirement benefits and curtailments. Refer to Note 2 for further discussion of these charges.

Interest Expense, Net
2008 Compared with 2007
Consolidated interest expense (before capitalization) totaled $706 million in 2008 compared with $660 million in 2007. Higher interest expense in 2008 primarily reflected net purchase accounting impacts of $101 million recorded in 2008 principally associated with accretion of the fair values of environmental obligations (determined on a discounted cash flow basis) assumed in the acquisition of Phelps Dodge. This increase was partly offset by lower interest expense in 2008 associated with net repayments of debt during 2007 (refer to “Capital Resources and Liquidity – Financing Activities” for discussion of 2007 repayments of debt).

Capitalized interest totaled $122 million in 2008 compared with $147 million in 2007. Capitalized interest is primarily related to our development projects (refer to “Development Projects” for further discussion), which included Tenke Fungurume during 2008 and 2007, and also included Safford in 2007.

2007 Compared with 2006
Total consolidated interest expense (before capitalization) totaled $660 million in 2007 compared with $87 million in 2006. The increase in interest expense in 2007 primarily related to the debt incurred in connection with the acquisition of Phelps Dodge.

Capitalized interest totaled $147 million in 2007 and $11 million in 2006. The increase in capitalized interest in 2007 primarily relates to the development projects at Safford and Tenke Fungurume.

Losses on Early Extinguishment and Conversion of Debt, Net
During 2008, we recorded net charges totaling $6 million ($5 million to net loss or $0.01 per share) for early extinguishment of debt associated with an open-market purchase of $33 million of our 9½% Senior Notes.

During 2007, we recorded net charges totaling $173 million ($132 million to net income or $0.33 per share) for early extinguishment of debt primarily related to the accelerated recognition of deferred financing costs associated with early repayment of amounts under the $11.5 billion senior credit facility, including the refinancing of the Tranche B term loan. Also included was $17 million ($10 million to net income or $0.02 per share) related to premiums paid and the accelerated recognition of deferred financing costs associated with the May 2007 redemption of our 10⅛% Senior Notes.

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

Gains on Sales of Assets
Gains on sales of assets totaled $13 million ($8 million to net loss or $0.02 per share) in 2008, $85 million ($52 million to net income or $0.13 per share) in 2007 primarily associated with sales of marketable securities, and $31 million ($30 million to net income or $0.13 per share) in 2006 primarily associated with the disposition of land and certain royalty rights at Atlantic Copper.

Other (Expense) Income, Net
Other (expense) income, net, totaled $(22) million in 2008, $157 million in 2007 and $28 million in 2006. The decrease in 2008, compared with 2007, primarily related to lower interest income ($82 million) and higher foreign currency exchange losses ($64 million) mostly associated with estimated Chilean tax payments. The increase in 2007, compared with 2006, primarily related to higher interest income ($110 million).

Benefit from (Provision for) Income Taxes
The benefit from income taxes in 2008 resulted from U.S. operations ($3.4 billion), partly offset by taxes on international operations ($604 million). Our effective tax rate changed from a 39 percent provision in 2007 to a 21 percent benefit in 2008. The difference between our consolidated effective income tax rate in 2008 and the U.S. federal statutory rate of 35 percent primarily was attributable to goodwill impairment charges, which were non-deductible for tax purposes, and the recognition of a valuation allowance against U.S. federal alternative minimum tax credits, partly offset by benefits for percentage depletion and U.S. state income taxes.

The income tax provision from continuing operations for 2007 resulted from taxes on international operations ($2.2 billion) and U.S. operations ($215 million). The difference between our consolidated effective income tax rate of approximately 39 percent for 2007 and the U.S. federal statutory rate of 35 percent primarily was attributable to (i) withholding taxes related to earnings from Indonesia and South America mining operations, (ii) a U.S. foreign tax credit limitation and (iii) an adjustment associated with the reversal of the Phelps Dodge APB Opinion No. 23, “Accounting for Income Taxes – Special Areas,” indefinite reinvestment assertion on certain earnings in South America, partly offset by a U.S. benefit for percentage depletion and an international tax rate differential.

The income tax provision for 2006 ($1.2 billion) primarily reflected taxes on PT Freeport Indonesia’s earnings. The difference between our effective income tax rate of approximately 43 percent for 2006 and PT Freeport Indonesia’s Contract of Work rate of 35 percent primarily was attributable to withholding taxes related to earnings from Indonesia mining operations and income taxes incurred by PT Indocopper Investama.

A summary of the approximate amounts in the calculation of our consolidated (benefit from) provision for income taxes for 2008 and 2007 follows (in millions, except percentages):

	Year Ended			Year Ended
	December 31, 2008			December 31, 2007
			Income Tax			Income Tax
	Income	Effective	Provision	Income	Effective	Provision
	(Loss)[a]	Tax Rate	(Benefit)	(Loss)[a]	Tax Rate	(Benefit)
U.S.	$2,023	24%	$489	$1,871	30%	$568
South America	2,086	32%	677	2,623	33%	868
Indonesia	1,432	43%	612	2,860	46%	1,326
Asset impairment charges	(10,867)	39%	(4,212)	–	N/A	–
Goodwill impairment charges	(5,987)	N/A	–	–	N/A	–
LCM inventory adjustments	(782)	38%	(299)	–	N/A	–
Purchase accounting adjustments	(1,102)	38%	(423)	(1,264)	38%	(479)
Eliminations and other	(112)	N/A	(47)	21	N/A	6
Adjustments	N/A	N/A	359 [b]	N/A	N/A	111	[c]
Consolidated FCX	$(13,309)	21%	$(2,844)	$6,111	39%	$2,400
a.	Represents income (loss) from continuing operations before income taxes, minority interests and equity in affiliated companies’ net earnings.

b.	Represents an adjustment to establish a valuation allowance against U.S. federal alternative minimum tax credits.

c.
Represents an adjustment for a one-time charge associated with the reversal of the Phelps Dodge APB Opinion No. 23 indefinite reinvestment assertion on certain earnings in South America. This adjustment was fully offset by a reduction in minority interests’ share of net income.

Our effective tax rate for 2009 is expected to be highly sensitive to changes in commodity prices and the mix of income between U.S. and international operations. At current prices, we would generate losses in the U.S. that could not be used to offset income generated from international operations, and for which we would not record a tax benefit. Taxes provided on income generated from our South America and Indonesia operations are recorded at the applicable statutory rates. As a result, our consolidated effective tax rate may be substantially higher than the U.S. federal statutory rate of 35 percent. Assuming average prices of $1.50 per pound of copper, $800 per ounce of gold and $9.00 per pound of molybdenum, we estimate our consolidated effective tax rate for 2009 would approximate 75 percent and would increase with lower prices and decrease with higher prices.

Refer to Note 14 for further discussion of income taxes.

Minority Interests in Consolidated Subsidiaries
2008 Compared with 2007
Minority interests in consolidated subsidiaries totaled $617 million in 2008 compared with $791 million in 2007. Lower minority interests in 2008 primarily reflected lower net income at PT Freeport Indonesia and at our South America copper mines during 2008.

Because of the decline in copper prices minority interests in consolidated subsidiaries is expected to be significantly lower in 2009, compared with 2008.

2007 Compared with 2006
Minority interests in consolidated subsidiaries totaled $791 million in 2007 compared with $168 million in 2006. Higher minority interests in 2007 primarily reflected amounts associated with our acquired South America operations ($603 million) and an increase related to higher earnings at PT Freeport Indonesia ($20 million).

OPERATIONS

For comparative purposes, certain of the operating data included in this section for our North America copper mines, South America copper mines and Molybdenum operations for the year 2007, combines our historical data beginning March 20, 2007, with Phelps Dodge pre-acquisition data through March 19, 2007, and for the year 2006 reflects Phelps Dodge pre-acquisition data. As the pre-acquisition data represents the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

North America Copper Mines
We currently have five operating copper mines in North America – Morenci, Sierrita, Bagdad and Safford in Arizona, and Tyrone in New Mexico. In addition to copper, the Morenci, Sierrita and Bagdad mines produce molybdenum as a by-product. All of these mining operations are wholly owned, except for Morenci, an unincorporated joint venture, in which we own an 85 percent undivided interest.

The North America copper mines include open-pit mining, sulfide ore concentrating, leaching and solution extraction/electrowinning (SX/EW) operations. A majority of the copper produced at our North America copper mines is cast into copper rod by our Rod & Refining operations. Rod and wire sales to outside wire and cable manufacturers represented approximately 77 percent of North America copper sales in 2008. The remainder of our North America copper sales is primarily in the form of copper cathode or copper concentrate.

In response to the severity of the declines in copper and molybdenum prices and the deterioration of market conditions in fourth-quarter 2008, operating plans were revised at our North America copper mines. The revised operating plans reflect a 50 percent reduction in mining and crushed-leach rates at Morenci, a 50 percent reduction in mining and stacking rates at the Safford mine, a 50 percent reduction in the mining rate at the Tyrone mine and a suspension of mining and milling activities at the Chino mine. The revised operating plans also include the deferral of capital projects, including the incremental expansion projects at the Sierrita and Bagdad mines and the planned restart of the Miami mine. The revised operating plans also incorporate the impacts of lower costs for energy, acid and other consumables, and reduced labor costs. Our operating plans for the North America copper mines will continue to be reviewed and additional adjustments may be made as market conditions warrant.

Operating Data. Following is summary operating data for the North America copper mines for the years ended December 31, 2008, 2007 and 2006. The operating data for 2007 combines our historical data beginning March 20, 2007, with Phelps Dodge pre-acquisition data through March 19, 2007, and 2006 reflects Phelps Dodge pre-acquisition data. As the pre-acquisition data represents the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

	2008	2007[a]		2006[a]
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	1,430	1,320		1,305
Sales, excluding purchases	1,434	1,332		1,303
Average realized price per pound	$3.07	$3.10	[b]	$2.29	[b]

Molybdenum (millions of recoverable pounds)
Production (by-product)[c]	30	30		31

100% Operating Data, Including Joint Venture Interest
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	1,095,200	798,200		801,200
Average copper ore grade (percent)	0.22	0.23		0.30
Copper production (millions of recoverable pounds)	943	940		1,013

Mill operations
Ore milled (metric tons per day)	249,600	223,800		199,300
Average ore grade (percent):
Copper	0.40	0.35		0.33
Molybdenum	0.02	0.02		0.02
Copper recovery rate (percent)	82.9	84.5		85.0
Production (millions of recoverable pounds):
Copper	599	501		414
Molybdenum (by-product)	30	30		31

a.
The North America copper mines’ operating data for 2007 combines our historical data beginning March 20, 2007, with Phelps Dodge pre-acquisition data through March 19, 2007, and 2006 reflects Phelps Dodge pre-acquisition data. As the pre-acquisition data represents the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Before charges for mark-to-market accounting adjustments on the copper price protection programs, amounts were $3.25 per pound for 2007 and $3.06 per pound for 2006.

c.	Reflects by-product molybdenum production from the North America copper mines. Sales of by-product molybdenum are reflected in the Molybdenum division.

2008 Compared with 2007
Copper sales from the North America mines totaled 1.4 billion pounds in 2008, compared with 1.3 billion pounds for the combined year 2007. The increase in copper sales volumes during 2008 primarily reflected additional copper production from the Safford mine, which began production in December 2007. Copper sales volumes from our North America copper mines are expected to approximate 1.1 billion pounds in 2009 and by-product molybdenum production is expected to approximate 28 million pounds in 2009. The decrease in 2009 copper sales volumes primarily reflects the effects of curtailed production rates at our North America copper mines. If we continue operating at reduced rates, production at our North America copper mines for 2010 would be expected to decline by an additional 200 million pounds because of impacts of 2009 mining activities on 2010 leaching operations.

2007 Compared with 2006
Copper sales from the North America mines totaled 1.3 billion pounds for both the combined year 2007 and in 2006. The slight increase in copper sales volumes during 2007 primarily reflected higher production from mill operations resulting from higher ore grades and the incremental production from the Morenci mill because of a full year of concentrator activity in 2007. These increases were partly offset by lower production from SX/EW operations in 2007 because of lower ore grades.

Unit Net Cash Costs. Unit net cash costs per pound of copper is a measure intended to provide investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for our respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other mining companies, although our measure may not be comparable to similarly titled measures reported by other companies.

Gross Profit per Pound of Copper and Molybdenum

The following tables summarize unit net cash costs and gross profit at the North America copper mines (which were acquired on March 19, 2007) for the year ended December 31, 2008, and for the period March 20, 2007, through December 31, 2007. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2008			2007[a]
	By-	Co-Product Method		By-	Co-Product Method
	Product		Molyb-	Product		Molyb-
	Method	Copper	denum[b]	Method	Copper	denum[b]
Revenues, excluding adjustments shown below	$3.07	$3.07	$30.25	$3.40	$3.40	$30.69

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.88	1.63	12.67	1.46	1.25	10.85
By-product credits[b]	(0.64)	–	–	(0.69)	–	–
Treatment charges	0.09	0.09	–	0.10	0.10	–
Unit net cash costs	1.33	1.72	12.67	0.87	1.35	10.85
Depreciation, depletion and amortization	0.53	0.46	2.81	0.47	0.40	2.89
Noncash and nonrecurring costs, net	0.52	0.49	1.34	0.35	0.33	0.15
Total unit costs	2.38	2.67	16.82	1.69	2.08	13.89
Revenue adjustments, primarily for pricing on
prior period open sales and hedging	(0.05)	(0.05)	–	(0.20)	(0.20)	–
Idle facility and other non-inventoriable costs	(0.06)	(0.06)	(0.05)	(0.05)	(0.05)	(0.03)
Gross profit	$0.58	$0.29	$13.38	$1.46	$1.07	$16.77

Copper sales (millions of recoverable pounds)	1,430	1,430		1,038	1,038
Molybdenum sales (millions of recoverable pounds)[c]			30			23

a.	Reflects the period from March 20, 2007, through December 31, 2007.

b.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

c.	Reflects molybdenum produced by the North America copper mines.

The North America copper mines have experienced production cost increases in recent years primarily as a result of higher energy costs and costs of other consumables, higher mining and milling rates, labor costs and other factors. Unit net cash costs, after by-product credits, increased to $1.33 per pound of copper in 2008, compared with $0.87 per pound of copper for the period March 20, 2007, through December 31, 2007, primarily reflecting higher input costs, including higher mining costs and milling rates, higher energy and acid costs and higher costs associated with Safford as the mine ramps up to full production rates.

Our operating North America copper mines have varying cost structures because of differences in ore grades and ore characteristics, processing costs, by-products and other factors. During 2008, unit net cash costs for the North America copper mines averaged $1.33 per pound and ranged from a net credit of $0.89 per pound to net costs of $1.92 per pound at the individual mines. Based on current operating plans and assuming average prices of $1.50 per pound of copper and $9.00 per pound of molybdenum for 2009 and estimates for commodity-based input costs, we estimate that average unit net cash costs, including molybdenum credits, for our North America copper mines would approximate $1.17 per pound of copper in 2009 and would range from approximately $0.90 per pound to $1.25 per pound at the individual mines. If copper prices were to decline significantly from current levels, our operating plans for the North America copper mines would be revised further.

The fair values of acquired inventory and property, plant and equipment were based on preliminary estimates in 2007, with adjustments made until such values were finalized in first-quarter 2008; accordingly, depreciation, depletion and amortization reflect changes in purchase accounting impacts associated with adjustments to the carrying values of these assets.

The increase in noncash and nonrecurring costs for 2008 reflects charges for LCM inventory adjustments in 2008 totaling $661 million ($0.46 per pound), partly offset by lower purchase accounting impacts related to increased carrying values of acquired inventory, which totaled $24 million ($0.02 per pound) in 2008 and $344 million ($0.33 per pound) in 2007.

Revenue adjustments primarily reflect unrealized losses on copper derivative contracts entered into with our U.S. copper rod customers, which allow us to receive market prices in the month of shipment while the customer pays the fixed price they requested. In 2007, revenue adjustments also reflected mark-to-market accounting adjustments on the 2007 copper price protection program totaling $175 million ($0.17 per pound).

Combined Unit Net Cash Costs per Pound of Copper and Molybdenum

For comparative purposes, the following tables summarize unit net cash costs at the North America copper mines for the year ended December 31, 2007, which reflects our historical data beginning March 20, 2007, combined with Phelps Dodge pre-acquisition data through March 19, 2007, and for the year ended December 31, 2006, which reflects Phelps Dodge pre-acquisition data. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to revenues and production and delivery costs included in FCX’s pro forma consolidated financial statements (refer to Note 18) for the year ended December 31, 2007, and as reported in Phelps Dodge’s Form 10-K for the year ended December 31, 2006. As the pre-acquisition data represents the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

	2007[a]			2006[a]
	By-	Co-Product Method		By-	Co-Product Method
	Product		Molyb-	Product		Molyb-
	Method	Copper	denum[b]	Method	Copper	denum[b]
Revenues, excluding adjustments primarily for
pricing on prior period open sales and hedging	$3.25	$3.25	$29.31	$3.06	$3.06	$24.85

Site production and delivery, before net noncash
and nonrecurring costs	$1.43	$1.23	$10.42	$1.14	$0.93	$9.34
By-product credits[b]	(0.66)	–	–	(0.60)	–	–
Treatment charges	0.09	0.09	–	0.07	0.06	–
Combined unit net cash costs	$0.86	$1.32	$10.42	$0.61	$0.99	$9.34

Copper sales (millions of recoverable pounds)	1,316	1,316		1,292	1,292
Molybdenum sales (millions of recoverable pounds)[c]			30			31

a.
For comparative purposes, 2007 combines our historical data beginning March 20, 2007, with Phelps Dodge pre-acquisition data through March 19, 2007, and 2006 reflects Phelps Dodge pre-acquisition data. As the pre-acquisition data represents the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

c.	Reflects molybdenum produced by the North America copper mines.

Unit net cash costs, after by-product credits, for the North America copper mines increased to $0.86 per pound of copper in 2007, compared with $0.61 per pound of copper in 2006, primarily because of higher input costs associated with labor, maintenance, operating supplies and energy, and also reflected higher costs associated with the ramp-up of the Morenci mill operations. Partly offsetting these higher costs were higher molybdenum credits in 2007 because of higher molybdenum prices.

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

The South America copper mines include open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. In addition to copper, the Cerro Verde mine produces molybdenum concentrates as a by-product, and the Candelaria and Ojos del Salado mines produce gold and silver as by-products. Production from our South America copper mines is sold as copper concentrate or copper cathode under long-term contracts.

In response to the severity of the declines in copper and molybdenum prices and the deterioration of market conditions in fourth-quarter 2008, operating plans were revised at our South America copper mines. The revised operating plans principally reflect the incorporation of reduced input costs and the impacts of favorable foreign exchange rates on operating costs; reduced mining rates at the Candelaria and Ojos del Salado mines to reduce costs; a significant reduction in capital spending plans, including deferral of the planned incremental expansion project at the Cerro Verde mine and a delay in the sulfide project at El Abra; and reduced spending for discretionary items. In addition, we plan to temporarily curtail the molybdenum circuit at Cerro Verde. Our operating plans for the South America copper mines will continue to be reviewed and additional adjustments may be made as market conditions warrant.

Operating Data. Following is summary operating data for the South America copper mines for the years ended December 31, 2008, 2007 and 2006. The below operating data for 2007 combines our historical data beginning March 20, 2007, with Phelps Dodge pre-acquisition data through March 19, 2007, and 2006 reflects Phelps Dodge pre-acquisition data. As the pre-acquisition data represents the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

	2008	2007[a]	2006[a]
Copper (millions of recoverable pounds)
Production	1,506	1,413	1,133
Sales	1,521	1,399	1,126
Average realized price per pound	$2.57	$3.25	$3.03

Gold (thousands of recoverable ounces)
Production	114	116	112
Sales	116	114	111
Average realized price per ounce	$853	$683	$552

Molybdenum (millions of recoverable pounds)
Production (by-product)[b]	3	1	–

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	279,700	289,100	257,400
Average copper ore grade (percent)	0.45	0.43	0.45
Copper production (millions of recoverable pounds)	560	569	695

Mill operations
Ore milled (metric tons per day)	181,400	167,900	68,500
Average copper ore grade (percent):
Copper	0.75	0.74	0.87
Molybdenum	0.02	0.02	N/A
Copper recovery rate (percent)	89.2	87.1	93.8
Production (millions of recoverable pounds):
Copper	946	844	438
Molybdenum	3	1	–

a.
The South America copper mines’ operating data for 2007 combines our historical data beginning March 20, 2007, with Phelps Dodge pre-acquisition data through March 19, 2007, and 2006 reflects Phelps Dodge pre-acquisition data. As the pre-acquisition data represents the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Reflects by-product molybdenum production from our Cerro Verde copper mine. Sales of by-product molybdenum are reflected in the Molybdenum segment.

2008 Compared with 2007
Copper sales from the South America mines totaled 1.5 billion pounds in 2008, compared with 1.4 billion for the combined year 2007. Higher copper sales volumes in 2008 primarily reflected higher production from the Cerro Verde concentrator, which reached design capacity in mid-2007. Consolidated sales volumes from our South America mines are expected to approximate 1.4 billion pounds of copper and 100 thousand ounces of gold in

2009. Our revised operating plans for the South America copper mines do not have a significant effect on 2009 production volumes, but are expected to result in lower 2010 production by approximately 100 million pounds of copper.

2007 Compared with 2006
Copper sales from the South America mines totaled approximately 1.4 billion pounds in the combined year 2007 and approximately 1.1 billion pounds in 2006. Higher copper sales volumes in 2007 primarily reflected higher production from the Cerro Verde concentrator, which reached design capacity in mid-2007, partly offset by lower production at El Abra in 2007 resulting from lower ore grades.

Unit Net Cash Costs. Unit net cash costs per pound of copper is a measure intended to provide investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for our respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other mining companies, although our measure may not be comparable to similarly titled measures reported by other companies.

Gross Profit per Pound of Copper

The following tables summarize unit net cash costs and gross profit at the South America copper mines (which were acquired on March 19, 2007) for the year ended December 31, 2008, and for the period March 20, 2007, through December 31, 2007. The below tables reflect unit net cash costs per pound of copper under the by-product and co-product methods as the South America copper mines also had small amounts of molybdenum, gold and silver sales. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2008		2007[a]
	By-Product	Co-Product	By-Product	Co-Product
	Method	Method	Method	Method
Revenues, excluding adjustments shown below	$2.57	$2.57	$3.30	$3.30

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.13	1.07	0.92	0.88
By-product credits	(0.13)	–	(0.09)	–
Treatment charges	0.14	0.14	0.20	0.20
Unit net cash costs	1.14	1.21	1.03	1.08
Depreciation, depletion and amortization	0.33	0.32	0.32	0.32
Noncash and nonrecurring costs, net	0.07	0.06	0.14	0.14
Total unit costs	1.54	1.59	1.49	1.54
Revenue adjustments, primarily for pricing on
prior period open sales	0.15	0.15	0.06	0.06
Idle facility and other non-inventoriable costs	(0.02)	(0.02)	(0.02)	(0.02)
Gross profit	$1.16	$1.11	$1.85	$1.80

Copper sales (millions of recoverable pounds)	1,521	1,521	1,177	1,177

a.	Reflects the period from March 20, 2007, through December 31, 2007.

The South America copper mines have experienced production cost increases in recent years primarily as a result of higher energy costs and costs of other consumables, higher mining costs and milling rates, labor costs and other factors. Unit net cash costs, after by-product credits, increased to $1.14 per pound of copper in 2008, compared with $1.03 per pound for the period March 20, 2007, through December 31, 2007, reflecting higher input costs, including higher mining costs and milling rates and higher energy, acid and other commodity-based input costs. The increase in input costs during 2008 was partly offset by higher volumes, higher by-product credits and lower treatment charges.

Our South America copper mines have varying cost structures because of differences in ore grades and ore characteristics, processing costs, by-products and other factors. During 2008, unit net cash costs for the South America copper mines averaged $1.14 per pound and ranged from $0.96 per pound to $1.59 per pound at the individual mines. Assuming average prices of $1.50 per pound of copper for 2009 and achievement of current 2009 sales and estimates for commodity-based input costs, we estimate that average unit net cash costs, including gold credits, for our South America copper mines would approximate $1.00 per pound of copper in 2009 and would range from approximately $0.90 per pound to $1.25 per pound at the individual mines. Lower unit net cash costs at our South America copper mines for 2009, compared with 2008, reflect reduced input costs and currency exchange rates, partly offset by mining lower ore grades in 2009.

Noncash and nonrecurring costs for 2008 reflect lower purchase accounting impacts related to increased carrying values of acquired inventory, which totaled $46 million ($0.03 per pound) in 2008 and $169 million ($0.14 per pound) in 2007. Noncash and nonrecurring costs for 2008 also included charges for LCM inventory adjustments totaling $10 million ($0.01 per pound).

Combined Unit Net Cash Costs per Pound of Copper

For comparative purposes, the following tables summarize unit net cash costs at the South America copper mines for the year ended December 31, 2007, which combines our historical data beginning March 20, 2007, with Phelps Dodge pre-acquisition data through March 19, 2007, and for the year ended December 31, 2006, which reflects Phelps Dodge pre-acquisition data. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to revenues and production and delivery costs included in FCX’s pro forma consolidated financial statements (refer to Note 18) for the year ended December 31, 2007, and as reported in Phelps Dodge’s Form 10-K for the year ended December 31, 2006. As the pre-acquisition data represents the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

	2007[a]		2006[a]
	By-Product	Co-Product	By-Product	Co-Product
	Method	Method	Method	Method
Revenues, excluding adjustments primarily for
pricing on prior period open sales	$3.25	$3.25	$3.03	$3.03

Site production and delivery, before net noncash
and nonrecurring costs	$0.91	$0.87	$0.82	$0.79
By-product credits	(0.09)	–	(0.08)	–
Treatment charges	0.20	0.20	0.17	0.17
Combined unit net cash costs	$1.02	$1.07	$0.91	$0.96

Copper sales (millions of recoverable pounds)	1,399	1,399	1,126	1,126

a.
For comparative purposes, 2007 combines our historical data beginning March 20, 2007, with Phelps Dodge pre-acquisition data through March 19, 2007, and 2006 reflects Phelps Dodge pre-acquisition data. As the pre-acquisition data represents the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

Unit net cash costs, after by-product credits, increased to $1.02 per pound of copper in 2007, compared with $0.91 per pound in 2006, primarily reflecting higher costs at El Abra because of lower copper sales, and also reflected the impact of Cerro Verde’s voluntary contribution programs. These higher costs were partly offset by lower unit costs at Cerro Verde in 2007 associated with significantly higher production resulting from the new concentrator.

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

PT Freeport Indonesia produces copper concentrates, which contain significant quantities of gold and silver. Substantially all of PT Freeport Indonesia’s copper concentrates are sold under long-term contracts.

We have established certain unincorporated joint ventures with Rio Tinto plc (Rio Tinto), an international mining company with headquarters in London, England. Pursuant to the joint venture agreement, Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver through 2021 in Block A of PT Freeport Indonesia’s Contract of Work, and, after 2021, a 40 percent interest in all production from Block A. Refer to Note 3 for further discussion of joint ventures with Rio Tinto.

Operating Data. Following is summary operating data for our Indonesia mining operations for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Consolidated Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	1,094	1,151	1,201
Sales	1,111	1,131	1,201
Average realized price per pound	$2.36	$3.32	$3.13

Gold (thousands of recoverable ounces)
Production	1,163	2,198	1,732
Sales	1,182	2,185	1,736
Average realized price per ounce	$861	$681	$567

100% Operating Data, Including Joint Venture Interest
Ore milled (metric tons per day):
Grasberg open pit[a]	129,800	159,100	184,200
Deep Ore Zone (DOZ) underground mine[a]	63,100	53,500	45,200
Total	192,900	212,600	229,400
Average ore grade:
Copper (percent)	0.83	0.82	0.85
Gold (grams per metric ton)	0.66	1.24	0.85
Recovery rates (percent):
Copper	90.1	90.5	86.1
Gold	79.9	86.2	80.9
Production (recoverable):
Copper (millions of pounds)	1,109	1,211	1,300
Gold (thousands of ounces)	1,163	2,608	1,824

a.	Amounts represent the approximate average daily throughput processed at PT Freeport Indonesia’s mill facilities from each producing mine.

2008 Compared with 2007
PT Freeport Indonesia’s share of sales totaled approximately 1.1 billion pounds of copper and 1.2 million ounces of gold in 2008, compared with 1.1 billion pounds of copper and 2.2 million ounces of gold in 2007. At the Grasberg mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production resulting in varying quarterly and annual sales of copper and gold. Lower gold sales volumes in 2008 resulted from mining in a lower-grade section of the Grasberg open pit for the first nine months of 2008. PT Freeport Indonesia’s sales for 2009 are expected to approximate 1.3 billion pounds of copper and 2.1 million ounces of gold as a result of the expected mining in a higher-grade section of the Grasberg open pit throughout 2009.

2007 Compared with 2006
PT Freeport Indonesia’s share of sales totaled approximately 1.1 billion pounds of copper and 2.2 million ounces of gold in 2007, compared with 1.2 billion pounds of copper and 1.7 million ounces of gold in 2006. Lower copper sales volumes in 2007 resulted from mining in a relatively low-grade section of the Grasberg open pit during the second half of 2007, partly offset by higher ore grades during the first half of 2007 and higher recovery rates. The increase in gold sales volumes in 2007 resulted from higher ore grades and recovery rates.

Unit Net Cash Costs. Unit net cash costs per pound of copper is a measure intended to provide investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for our respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other mining companies, although our measure may not be comparable to similarly titled measures reported by other companies.

Gross Profit per Pound of Copper/per Ounce of Gold

The following tables summarize the unit net cash costs and gross profit at our Indonesia mining operations. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2008			2007
	By-	Co-Product Method		By-	Co-Product Method
	Product			Product
	Method	Copper	Gold	Method	Copper	Gold
Revenues, after adjustments shown below	$2.36	$2.36	$861.43	$3.32	$3.32	$680.74

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.59	1.13	412.72	1.19	0.85	172.23
Gold and silver credits	(0.97)	–	–	(1.36)	–	–
Treatment charges	0.24	0.17	62.69	0.34	0.24	49.45
Royalty on metals	0.10	0.07	26.50	0.12	0.08	17.05
Unit net cash costs	0.96	1.37	501.91	0.29	1.17	238.73
Depreciation and amortization	0.20	0.14	52.09	0.17	0.12	25.54
Noncash and nonrecurring costs, net	0.03	0.02	7.18	0.04	0.03	5.90
Total unit costs	1.19	1.53	561.18	0.50	1.32	270.17
Revenue adjustments, primarily for pricing on
prior period open sales	0.09	0.09	5.86	0.03	0.03	1.07
PT Smelting intercompany profit	0.01	0.01	4.18	0.01	0.01	1.71
Gross profit	$1.27	$0.93	$310.29	$2.86	$2.04	$413.35

Consolidated sales
Copper (millions of recoverable pounds)	1,111	1,111		1,131	1,131
Gold (thousands of recoverable ounces)			1,182			2,185

Because of the fixed nature of a large portion of PT Freeport Indonesia’s costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period. PT Freeport Indonesia has also experienced significant increases in production costs in recent years primarily as a result of higher energy costs and costs of other consumables, higher mining and milling costs, labor costs and other factors. Unit net cash costs, after gold and silver credits, increased to $0.96 per pound of copper in 2008, compared with $0.29 per pound in 2007, reflecting lower gold and silver credits associated with lower gold volumes in 2008, higher input costs, including higher mining rates and energy costs, and also reflected the impact of changes in cost sharing with the joint venture partner. Partly offsetting these increases were lower treatment charges, which vary with the volume of metals sold and the price of copper. Market rates for treatment charges have decreased since 2006 and will vary based on PT Freeport Indonesia’s customer mix.

Royalties vary with the volume of metals sold and the prices of copper and gold. Royalties totaled $113 million ($0.10 per pound of copper) in 2008, compared with $133 million ($0.12 per pound of copper) in 2007. The reduction in royalties for 2008 primarily reflects lower copper prices and lower gold sales volumes.

Because certain assets are depreciated on a straight-line basis, PT Freeport Indonesia’s unit depreciation rate varies with the level of copper production and sales.

Assuming average copper prices of $1.50 per pound and average gold prices of $800 per ounce in 2009 and achievement of current 2009 sales estimates and revised estimates for energy, currency exchange rates and other factors, we estimate that average unit net cash costs for PT Freeport Indonesia, including gold and silver credits, would approximate zero in 2009 and each $50 per ounce change in gold prices during the year would have an approximate $0.08 per pound impact on PT Freeport Indonesia’s 2009 unit net cash costs. Because the majority of PT Freeport Indonesia’s costs are fixed, unit costs vary with volumes sold and the price of gold; accordingly, we expect PT Freeport Indonesia’s unit net cash costs to be significantly lower than 2008 levels because of higher gold volumes and reduced commodity-based input costs.

	2007			2006
	By-	Co-Product Method		By-		Co-Product Method
	Product			Product
	Method	Copper	Gold	Method		Copper	Gold
Revenues, after adjustments shown below	$3.32	$3.32	$680.74	$3.13		$3.13	$566.51	[a]

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.19	0.85	172.23	1.03		0.79	156.24
Gold and silver credits	(1.36)	–	–	(0.93)		–	–
Treatment charges	0.34	0.24	49.45	0.40		0.31	60.41
Royalty on metals	0.12	0.08	17.05	0.10		0.08	15.94
Unit net cash costs	0.29	1.17	238.73	0.60		1.18	232.59
Depreciation and amortization	0.17	0.12	25.54	0.15		0.12	23.25
Noncash and nonrecurring costs, net	0.04	0.03	5.90	0.04		0.03	5.60
Total unit costs	0.50	1.32	270.17	0.79		1.33	261.44
Revenue adjustments, primarily for pricing on
prior period open sales	0.03	0.03	1.07	0.10	[b]	0.17	11.53
PT Smelting intercompany profit	0.01	0.01	1.71	–		–	(0.37)
Gross profit	$2.86	$2.04	$413.35	$2.44		$1.97	$316.23

Consolidated sales
Copper (millions of recoverable pounds)	1,131	1,131		1,201		1,201
Gold (thousands of recoverable ounces)			2,185				1,736

a.	Amount was approximately $606 per ounce before a loss resulting from redemption of our Gold-Denominated Preferred Stock, Series II.

b.	Includes a $0.06 per pound loss on the redemption of our Gold-Denominated Preferred Stock, Series II.

Unit net cash costs, after gold and silver credits, decreased to $0.29 per pound of copper in 2007, compared with $0.60 per pound in 2006, reflecting higher gold and silver credits associated with higher gold sales volumes and higher average realized gold prices in 2007, and also reflected lower treatment charges in 2007. These were partly offset by higher input costs, lower copper sales volumes and higher royalties primarily related to higher metal prices.

Africa Mining
We hold an effective 57.75 percent interest in the Tenke Fungurume copper and cobalt mining concessions in the Katanga province of the DRC and are the operator of the project. Construction activities are well advanced and initial production is targeted during the second half of 2009. Annual production in the initial years is expected to approximate 250 million pounds of copper and 18 million pounds of cobalt. The initial project at Tenke Fungurume is based on mining and processing ore reserves approximating 119 million metric tons with average ore grades of 2.6 percent copper and 0.35 percent cobalt. Refer to “Development Projects” for further discussion of the Tenke Fungurume project.

Molybdenum
Our Molybdenum operation is an integrated producer of molybdenum, with mining, sulfide ore concentrating, roasting and processing facilities that produce high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products, which are sold to customers around the world, and includes the wholly owned Henderson molybdenum mine in Colorado and related conversion facilities. The Henderson underground mine produces high-purity, chemical-grade molybdenum concentrates, which are typically further processed into value-added molybdenum chemical products. The Molybdenum operation also includes the wholly owned Climax molybdenum mine in Colorado, which has been on care-and-maintenance status since 1995; a sales company that purchases and sells molybdenum from our Henderson mine and from our North and South America copper mines that produce molybdenum as a by-product; and related conversion facilities that, at times, roast and/or process material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities for processing into a product that is returned to the customer, who pays us for processing their material into the specified products.

Molybdenum markets have been strong in recent years; however, slowing demand for molybdenum, principally in the metallurgical sector has resulted in declines in molybdenum prices at the end of 2008. As a result, we revised the operating plan for our Henderson molybdenum mine to operate at a curtailed rate, reflecting an approximate 25 percent reduction in annual production. In addition to curtailed production rates at Henderson, we have also suspended construction activities associated with the restart of the Climax molybdenum mine (refer to “Development Projects” for further discussion).

Operating Data. Following is summary operating data for the Molybdenum operations for the years ended December 31, 2008, 2007 and 2006. The operating data for 2007 combines our historical data beginning March 20, 2007, with Phelps Dodge pre-acquisition data through March 19, 2007, and 2006 reflects Phelps Dodge pre-acquisition data. As the pre-acquisition data represents the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

	2008	2007[a]	2006[a]
Molybdenum (millions of recoverable pounds)
Production	40	39	37
Sales, excluding purchases[b]	71	69	69
Average realized price per pound	$30.55	$25.87	$21.87

Henderson molybdenum mine
Ore milled (metric tons per day)	24,100	24,000	22,200
Average molybdenum ore grade (percent)	0.23	0.23	0.23
Molybdenum production (millions of recoverable pounds)	40	39	37

a.
The Molybdenum operating data for 2007 combines our historical data beginning March 20, 2007, with Phelps Dodge pre-acquisition data through March 19, 2007, and 2006 reflects Phelps Dodge pre-acquisition data. As the pre-acquisition data represents the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Includes sales of molybdenum produced as a by-product at our North and South America copper mines.

Molybdenum sales volumes totaled 71 million pounds in 2008 and 69 million pounds for both 2007 and 2006. For 2009, molybdenum sales volumes are expected to approximate 60 million pounds. The decrease in expected molybdenum sales volumes for 2009 reflects the curtailed production rate at our Henderson molybdenum mine and adjustments to by-product molybdenum production plans at our North and South America copper mines. We are continuing to closely monitor market conditions and may make further reductions to our molybdenum production and sales plans. For 2009, approximately 90 percent of molybdenum sales are expected to be priced at prevailing market prices.

Unit Net Cash Costs. Unit net cash costs per pound of molybdenum is a measure intended to provide investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for our respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other mining companies, although our measure may not be comparable to similarly titled measures reported by other companies.

Gross Profit per Pound of Molybdenum

The following tables summarize the unit net cash costs and gross profit at our Henderson molybdenum mine (which was acquired on March 19, 2007) for the year ended December 31, 2008, and for the period March 20, 2007, through December 31, 2007. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2008		2007[a]
Revenues	$29.27		$27.12

Site production and delivery, before net noncash
and nonrecurring costs shown below	5.36		4.37
Unit net cash costs	5.36		4.37
Depreciation, depletion and amortization	4.25		2.55
Noncash and nonrecurring costs, net	0.18	[b]	0.05
Total unit costs	9.79		6.97
Gross profit[c]	$19.48		$20.15

Molybdenum sales (millions of recoverable pounds)[d]	40		31

a.	Reflects the period from March 20, 2007, through December 31, 2007.

b.	Includes charges of $0.03 per pound associated with LCM inventory adjustments.

c.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum segment includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

d.	Reflects molybdenum produced by the Henderson molybdenum mine.

Henderson’s unit net cash costs were $5.36 per pound of molybdenum in 2008, compared with $4.37 per pound of molybdenum for the period March 20, 2007, through December 31, 2008. Higher costs in 2008 primarily reflected higher input costs, including outside services, supplies and energy.

The estimated fair values of acquired property, plant and equipment were based on preliminary estimates for the 2007 periods, with adjustments made until such values were finalized in first-quarter 2008; accordingly, depreciation, depletion and amortization reflect changes in purchase accounting impacts associated with adjustments to the carrying values of these assets.

Assuming achievement of current 2009 sales estimates, we estimate that the 2009 average unit net cash costs for Henderson would approximate $5.50 per pound of molybdenum.

Combined Unit Net Cash Costs per Pound of Molybdenum

For comparative purposes, the following tables summarize unit net cash costs at the Henderson molybdenum mine for the year ended December 31, 2007, which reflects our historical data beginning March 20, 2007, combined with Phelps Dodge pre-acquisition data through March 19, 2007, and for the year ended December 31, 2006, which reflects Phelps Dodge pre-acquisition data. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to revenues and production and delivery costs included in FCX’s pro forma consolidated financial statements (refer to Note 18) for the year ended December 31, 2007, and as reported in Phelps Dodge’s Form 10-K for the year ended December 31, 2006. As the pre-acquisition data represents the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

	2007[a]	2006[a]
Revenues	$26.10	$22.14

Site production and delivery, before net noncash
and nonrecurring costs	$4.32	$3.71
Combined unit net cash costs	$4.32	$3.71

Molybdenum sales (millions of recoverable pounds)[b]	39	37

a.
For comparative purposes, 2007 combines our historical data beginning March 20, 2007, with Phelps Dodge pre-acquisition data through March 19, 2007, and 2006 reflects Phelps Dodge pre-acquisition data. As the pre-acquisition data represents the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Reflects molybdenum produced by the Henderson molybdenum mine.

Henderson’s unit net cash costs were $4.32 per pound of molybdenum in 2007, compared with $3.71 per pound of molybdenum in 2006. Higher costs in 2007 primarily reflected higher input costs, including labor, supplies and service costs, and higher taxes, partly offset by lower energy costs resulting from energy credits received during 2007.

Rod & Refining
The Rod & Refining operations consist of copper conversion facilities located in North America, including a refinery, three rod mills and a specialty copper products facility. These operations process copper produced at our North America mines and purchased copper into copper cathode, rod and custom copper shapes. At times these operations refine copper and produce copper rod and shapes for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to our facilities for processing into a product that is returned to the customer, who pays us for processing their material into the specified products.

In response to the significant decrease in copper prices and weak conditions in the rod market, our revised operating plans included a decision in late 2008 to permanently close one of our rod mills.

Atlantic Copper Smelting & Refining
Atlantic Copper is our wholly owned subsidiary located in Spain. Atlantic Copper’s operations involve the smelting and refining of copper concentrates and the marketing of refined copper and precious metals in slimes. Our investment in smelters serves an important role in our concentrate marketing strategy. PT Freeport Indonesia generally sells, under long-term contracts, approximately one-half of its concentrate production to its affiliated smelters, Atlantic Copper and PT Smelting, and the remainder to other customers. Additionally, beginning in 2008, certain of our South America mining operations began selling a portion of their copper concentrate and cathode inventories to Atlantic Copper. Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and our South America mining operations and income to Atlantic Copper and PT Smelting. Through downstream integration, we are assured placement of a significant portion of our concentrate production. Smelting and refining charges consist of a base rate and, in certain contracts, price participation based on copper prices. Higher treatment and refining charges benefit our smelter operations at Atlantic Copper and adversely affect our mining operations in Indonesia and South America. Our North America copper mines are not significantly affected by changes in treatment and refining charges because these operations are fully integrated with our Miami smelter located in Arizona.

Atlantic Copper has a labor contract covering certain employees, which expired in December 2007. During 2008, we continued efforts to negotiate a new agreement; however, to date, we have been unable to successfully negotiate a new labor contact. During January 2009, the union went on strike, which has not materially impacted Atlantic Copper’s operations.

We defer recognizing profits on PT Freeport Indonesia’s and our South America copper mines’ sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting (PT Freeport Indonesia’s 25-percent owned copper smelter and refinery in Indonesia – refer to Note 3 for further discussion) until final sales to third parties occur. Changes in these net deferrals resulted in net additions to net income totaling $65 million ($0.17 per share) in 2008, $8 million ($0.02 per share) in 2007 and $17 million ($0.08 per share) in 2006. At December 31, 2008, our net deferred profits on PT Freeport Indonesia’s and the South America copper mines’ inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and minority interests totaled $28 million.

DEVELOPMENT PROJECTS

We have several projects and potential opportunities to expand our production volumes, extend our mine lives and develop large-scale ore bodies. In response to the declines in copper and molybdenum prices and the deterioration of the economic environment during fourth-quarter 2008, we have deferred most of our project development activities, including incremental expansions in North and South America; the planned restart of the Miami mine; development of the El Abra sulfide project; and the restart of the Climax molybdenum mine. Current major development projects include underground development in the Grasberg minerals district and the Tenke Fungurume project in the DRC, although we have reduced capital spending on these projects.

North America Copper Mines
We have deferred the incremental expansion projects at the Sierrita and Bagdad mines and the planned restart of the Miami mine. These projects were previously expected to add production of 180 million pounds of copper and six million pounds of molybdenum per year beginning in 2010.

South America Copper Mines
El Abra. We have the opportunity to develop a large sulfide deposit at El Abra that will extend the mine life by over 10 years. Copper production from the sulfides is estimated to average approximately 325 million pounds of copper per year, replacing depleting oxide production. We had previously planned to begin development of this project in 2009 to reach full production in 2012; however, in response to current market conditions, we have deferred construction activities on this project. We will continue to assess the timing of this project and will be prepared to proceed with construction activities when market conditions improve. Total initial capital for the project is estimated to approximate $450 million.

Cerro Verde. We have also deferred the incremental expansion project for the Cerro Verde concentrator, which is designed to add 30 million pounds of additional copper production per year.

Indonesia
PT Freeport Indonesia has several projects in progress throughout the Grasberg minerals district, including developing its large-scale, high-grade underground ore bodies located beneath and adjacent to the Grasberg open pit. Current projects include the continued development of the Common Infrastructure project, the Grasberg Block Cave and Big Gossan underground mines and a further expansion of the DOZ underground mine.

Common Infrastructure. In 2004, PT Freeport Indonesia commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system has reached the Big Gossan terminal and we are proceeding with development of the lower Big Gossan infrastructure. We have also advanced development of the Grasberg spur, and as of December 31, 2008, we have completed the tunneling required to reach the Grasberg underground ore body.

Grasberg Block Cave. In 2008, we completed the feasibility study for the development of the Grasberg Block Cave, which accounts for over one-third of our reserves in Indonesia. Production at the Grasberg Block Cave is currently scheduled to commence at the end of mining the Grasberg open pit, which is expected to continue until the end of 2015. The timing of the underground Grasberg Block Cave development will continue to be assessed.

Based on the 2008 feasibility study, aggregate mine development capital for the Grasberg Block Cave and associated Common Infrastructure is expected to approximate $3.1 billion to be incurred between 2008 and 2021, with PT Freeport Indonesia’s share totaling approximately $2.8 billion. During 2008, aggregate project costs incurred totaled $44 million.

Big Gossan. The Big Gossan underground mine is a high-grade deposit located near PT Freeport Indonesia’s existing milling complex. The Big Gossan mine is being developed as an open-stope mine with backfill consisting of mill tailings and cement, an established mining methodology expected to be higher cost than the block-cave method used at the DOZ mine. Production is designed to ramp up to 7,000 metric tons per day by late 2012 (equal to average annual aggregate incremental production of 125 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts). The total capital investment for this project is currently estimated at approximately $480 million, of which $336 million has been incurred through December 31, 2008.

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

Africa
Tenke Fungurume. We continue to engage in drilling activities, exploration analyses and metallurgical testing to evaluate the potential of this highly prospective district and expect its ore reserves to increase significantly over time. Approximately $1.4 billion in aggregate project costs have been incurred through December 31, 2008. Construction activities are well advanced and initial production is targeted during the second half of 2009. We estimate remaining costs to complete the initial project will be slightly below our previous estimate of $1.75 billion. We are responsible for funding 70 percent of project development costs and are also responsible for certain cost overruns on the initial project. In response to current market conditions, we have deferred spending on certain expenditures not required for the initial project. Capital costs and timing of expenditures associated with this project will continue to be assessed.

Annual production in the initial years is expected to approximate 250 million pounds of copper and 18 million pounds of cobalt. The initial project is based on mining and processing ore reserves approximating 119 million metric tons with average ore grades of 2.6 percent copper and 0.35 percent cobalt (5.9 billion pounds of recoverable copper and 0.7 billion pounds of recoverable cobalt). We expect the results of drilling activities will enable future expansion of initial production rates. The timing of these expansions will depend on a number of factors, including general economic and market conditions.

Refer to Note 16 for further discussion of the February 2008 letter received from the Ministry of Mines, Government of the DRC, seeking comment on proposed material modifications to the mining contracts for the Tenke Fungurume concession.

Molybdenum
Climax. We have suspended construction activities associated with the project to restart the Climax molybdenum mine near Leadville, Colorado. Reclamation and environmental projects will continue, and we will preserve the significant Climax reserves and resources for better market conditions. We had previously estimated capital costs of approximately $500 million for the project to restart Climax. Approximately $180 million in project costs have been incurred through December 31, 2008, and remaining near-term commitments total $12 million. The project was previously expected to commence production in 2010 ramping up to expected annual production of 30 million pounds of molybdenum per year. Once a decision is made to resume construction activities, the project would be capable of starting up within a 12 to 18 month timeframe.

PROVEN AND PROBABLE RESERVES

Recoverable proven and probable reserves are estimated metal quantities from which we expect to be paid after application of estimated metallurgical recovery rates and smelter recovery rates, where applicable. Recoverable reserves are that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. FCX’s estimated consolidated recoverable reserves include 102.0 billion pounds of copper, 40.0 million ounces of gold and 2.48 billion pounds of molybdenum. Estimated recoverable reserves were determined using long-term average prices of $1.60 per pound for copper, $550 per ounce for gold and $8.00 per pound for molybdenum, compared with our 2007 assumptions of $1.20 per pound for copper, $450 per ounce for gold, and $6.50 per pound for molybdenum. The London spot metal prices for the past three years averaged $3.15 per pound for copper and $724 per ounce for gold, and the molybdenum prices for the past three years averaged approximately $28 per pound.

The following table summarizes the changes in our estimated consolidated recoverable proven and probable copper, gold and molybdenum reserves for 2008:

	Copper	Gold	Molybdenum
	(billion	(million	(billion
	pounds)	ounces)	pounds)
Reserves at December 31, 2007	93.2	41.0	2.04
Net additions/revisions	12.8	0.3	0.51
Production	(4.0)	(1.3)	(0.07)
Reserves at December 31, 2008	102.0	40.0	2.48

Net additions to recoverable copper reserves totaled approximately 12.8 billion pounds, including additions of 3.9 billion pounds at our North America copper mines, 7.5 billion pounds at the Cerro Verde mine in South America and 1.6 billion pounds at the Tenke Fungurume project in the DRC. These additions reflect positive results of drilling programs undertaken during 2007 and 2008, and have replaced over 300 percent of our 2008 copper production and 700 percent of our 2008 molybdenum production.

Refer to Note 20 for further information regarding estimated recoverable proven and probable reserves.

CAPITAL RESOURCES AND LIQUIDITY

As a result of weak economic conditions, there is significant uncertainty about the near-term price outlook for our principal products. While we view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy, we have responded to the sudden downturn and uncertain near-term outlook and will continue to adjust our operating strategy as market conditions change. Operating plans were revised to curtail production at high-cost operations, defer or eliminate capital projects and target reductions in costs, including reduced exploration, research and administrative costs. We also suspended our annual common stock dividend.

At December 31, 2008, we had $150 million of borrowings and $74 million of letters of credit issued under our $1.5 billion revolving credit facilities, resulting in availability of approximately $1.3 billion ($926 million of which could be used for additional letters of credit). During 2009, we may use the facilities from time to time for working capital and short-term funding requirements but do not intend to use the facilities for long-term funding items. In addition, in February 2009 we completed a public offering of 26.8 million shares of FCX common stock and realized net proceeds of approximately $740 million, which will be used for general corporate purposes (refer to “Financing Activities” for further discussion).

Based on current mine plans and subject to future copper, gold and molybdenum prices, we expect estimated 2009 cash flows combined with net proceeds from the equity offering discussed above and borrowings under our revolving credit facilities during 2009 to be greater than our budgeted capital expenditures, scheduled debt maturities, minority interest distributions, preferred dividends and other cash requirements.

Cash and Cash Equivalents
At December 31, 2008, we had consolidated cash and cash equivalents of $872 million. The following table reflects the U.S. and international components of consolidated cash and cash equivalents at December 31, 2008 and 2007 (in millions):

	December 31,	December 31,
	2008	2007
Cash at domestic companies[a]	$95	$211
Cash at international operations	777	1,415
Total consolidated cash and cash equivalents	872	1,626
Less: Minority interests’ share	(267)	(363)
Cash, net of minority interests’ share	605	1,263
Taxes and other costs if distributed	(151)	(241)
Net cash available to FCX	$454	$1,022

a.	Includes cash at our parent company and North America operations.

Operating Activities
We generated operating cash flows totaling $3.4 billion in 2008, which is net of $1.2 billion used for working capital requirements. Operating cash flows in 2007 totaled $6.2 billion, including $1.0 billion from working capital sources, and operating cash flows in 2006 totaled $1.9 billion, net of $114 million used for working capital requirements.

Operating cash flows for 2008 were lower than in 2007 primarily because of higher operating costs and higher working capital requirements, including $598 million to settle the 2007 copper price protection program contract. Operating cash flows for 2007 were higher than in 2006 primarily reflecting an additional $4.1 billion of cash flows from the acquired Phelps Dodge operations and also benefited from higher metal prices.

Consolidated revenues, operating cash flows and net income vary significantly with fluctuations in the market prices of copper, gold and molybdenum, sales volumes and other factors. Based on projected consolidated sales volumes for 2009 and assuming average prices of $1.50 per pound of copper, $800 per ounce of gold and $9.00 per pound of molybdenum in 2009, our consolidated operating cash flows would approximate $1.0 billion in 2009, which is net of an estimated $0.6 billion for working capital requirements. Refer to “Overview and Outlook” for further discussion of projected 2009 operating cash flows.

Investing Activities
Capital expenditures, including capitalized interest, totaled $2.7 billion in 2008, compared with $1.8 billion in 2007 and $251 million for 2006. The increase in capital expenditures in 2008, compared with 2007, primarily reflected higher costs associated with our major development projects. Capital expenditures, excluding capitalized interest, for our major development projects totaled approximately $1.6 billion in 2008, compared with $0.8 billion in 2007 (refer to “Development Projects” for further discussion). In response to weak economic conditions, we have deferred capital spending for most of our project development activities and have also reduced sustaining capital budgets for 2009. Capital expenditures are expected to approximate $1.3 billion for 2009, including $0.6 billion for sustaining capital and $0.7 billion for the Tenke Fungurume development project in Africa and development projects in Indonesia.

The increase in capital expenditures for 2007, compared with 2006, primarily resulted from the addition of Phelps Dodge capital spending beginning March 20, 2007 (approximately $1.3 billion, which included $345 million associated with the Safford project in Arizona and $218 million associated with the Tenke Fungurume project in the DRC).

During 2008, our global reclamation and remediation trusts decreased by $430 million resulting primarily from reimbursement of previously incurred costs for reclamation and environmental activities.

On March 19, 2007, we issued 136.9 million shares of common stock and paid $13.9 billion (net of cash acquired) to acquire Phelps Dodge (refer to Note 18 for further discussion).

During 2007, we received net proceeds of $597 million associated with the sale of Phelps Dodge International Corporation (PDIC) (refer to Note 4 for further discussion), and also received proceeds totaling $260 million primarily related to sales of marketable securities.

Financing Activities
Total debt approximated $7.4 billion at December 31, 2008 and $7.2 billion at December 31, 2007.

In February 2009, we completed a public offering of 26.8 million shares of our common stock at an average price of $28.00 per share, which generated gross proceeds of $750 million (net proceeds of approximately $740 million). Net proceeds will be used for general corporate purposes, including the repayment of amounts outstanding under our revolving credit facilities, working capital and capital expenditures. As of February 17, 2009, we have approximately 412 million common shares outstanding. Assuming conversion of our 6¾% Mandatory Convertible Preferred Stock and 5½% Convertible Perpetual Preferred Stock, we would have approximately 469 million common shares outstanding.

We have revolving credit facilities available through March 2012. The revolving credit facilities are composed of (i) a $1.0 billion revolving credit facility available to FCX and (ii) a $0.5 billion revolving credit facility available to both FCX and PT Freeport Indonesia. Interest on the revolving credit facilities accrues at the London Interbank Offered Rate (LIBOR) plus 1.00 percent, subject to an increase or decrease in the interest rate margin based on the credit ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Services. At December 31, 2008, we

had $150 million of borrowings and $74 million of letters of credit issued under the facilities, resulting in availability of approximately $1.3 billion ($926 million of which could be used for additional letters of credit). The revolving credit facilities contain restrictions on the amount available for dividend payments, purchases of our common stock and certain debt prepayments (refer to Note 11 for further discussion). However, these restrictions do not apply as long as availability under the revolvers plus domestic cash exceeds $750 million. As of December 31, 2008, we had availability under the revolvers plus available domestic cash totaling approximately $1.4 billion.

In February 2008, we purchased, in an open market transaction, $33 million of our 9½% Senior Notes for $46 million.

In connection with financing the acquisition of Phelps Dodge, we used $2.5 billion of available cash (including cash acquired from Phelps Dodge) and funded the remainder with term loan borrowings totaling $10.0 billion under a new $11.5 billion senior credit facility and from the offering of $6.0 billion in senior notes (which generated net proceeds of $5.9 billion). Following the close of the acquisition of Phelps Dodge and in accordance with our plan to reduce debt, during 2007, we fully repaid the $10.0 billion in term loans (including incremental borrowings and payments of approximately $2.5 billion) using a combination of equity proceeds and internally generated cash flows. The equity transactions included the sale of 47.15 million shares of common stock at $61.25 per share for net proceeds of $2.8 billion and 28.75 million shares of 6¾% Mandatory Convertible Preferred Stock for net proceeds of $2.8 billion. In addition to repaying the term loans, we had net repayments of other debt totaling $325 million in 2007.

In April 2008, Standard & Poor’s Rating Services and Fitch Ratings raised our corporate credit rating and the ratings on our unsecured debt to BBB- (investment grade). As a result of the upgrade of our unsecured notes to investment grade, the restricted payment covenants contained in our $6.0 billion in senior notes used to finance the acquisition of Phelps Dodge and in our 6⅞% Senior Notes were suspended (refer to Note 11 for further discussion). To the extent the rating is downgraded below investment grade, the covenants would again become effective.

During 2006, we had a net reduction to debt of $576 million, primarily reflecting the completion of a tender offer and privately negotiated transactions to induce conversion of $317 million of our 7% Convertible Senior Notes into FCX common stock, and the mandatory redemption of $167 million of our Gold-Denominated Preferred Stock, Series II.

In July 2008, our Board of Directors approved an increase in the open-market share purchase program for up to 30 million shares. During 2008, we acquired 6.3 million shares for $500 million ($79.15 per share average). Because of recent financial market turmoil and the declines in copper and molybdenum prices, we suspended purchases of shares under this program during September 2008. There are 23.7 million shares remaining under this program. The timing of future purchases of our common stock is dependent on many factors, including our operating results; cash flows and financial position; copper, gold and molybdenum prices; the price of our common shares; and general economic and market conditions.  This program replaced our previous open-market share purchase program that was approved in 2003 for up to 20 million shares and under which we acquired 2.0 million shares for $100 million ($49.94 per share average) in 2006.

The declaration and payment of dividends is at the discretion of our Board of Directors. In December 2007, our Board of Directors increased the annual cash dividend on our common stock from $1.25 per share to $1.75 per share; the annual cash dividend on our common stock was again increased on July 21, 2008, to $2.00 per share. In December 2008, our Board of Directors suspended the cash dividend on our common stock because of further deterioration in copper and molybdenum prices and economic conditions. The Board of Directors will continue to review our financial policy on an ongoing basis. The amount of our cash dividend on our common stock is dependent upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. Common stock dividends paid totaled $693 million ($1.8125 per share) in 2008, $421 million ($1.25 per share) in 2007 and $916 million ($4.75 per share) in 2006, which included four supplemental dividends totaling $678 million ($3.50 per share).

In December 2008, through privately negotiated transactions, we induced conversion of 0.3 million shares of our 5½% Convertible Perpetual Preferred Stock with a liquidation preference of $268 million into 5.8 million shares of FCX common stock. To induce conversion of these shares, we issued to the holders an additional 1.0 million shares of FCX common stock valued at $22 million. Preferred dividend savings from these transactions will total approximately $15 million per year.

Preferred stock dividends paid totaled $255 million in 2008 and $175 million in 2007 representing dividends on our 5½% Convertible Perpetual Preferred Stock and 6¾% Mandatory Convertible Preferred Stock (refer to Note 13 for further discussion). In 2006, preferred stock dividends totaled approximately $61 million representing dividends on our 5½% Convertible Perpetual Preferred Stock. Annual preferred stock dividends currently approximate $240 million.

On December 30, 2008, FCX declared a regular quarterly dividend of $1.6875 per share on our 6¾% Mandatory Convertible Preferred Stock and a regular quarterly dividend of $13.75 per share on our 5½% Convertible Perpetual Preferred Stock, which were paid on February 1, 2009, to shareholders of record at the close of business on January 15, 2009.

Cash dividends paid to minority interests totaled $730 million in 2008 and $967 million in 2007, reflecting dividends paid to the minority interest owners of PT Freeport Indonesia and of our South America copper mines. Cash dividends of $161 million in 2006 primarily reflected dividends paid to the minority interest owners of PT Freeport Indonesia.

DEBT MATURITIES AND OTHER CONTRACTUAL OBLIGATIONS

Below is a summary of our total debt maturities at December 31, 2008 (in millions):

	2009	2010	2011	2012	2013	Thereafter
Equipment loans and other	$67	$10	$19	$96	$14	$111
Senior notes	–	–	116	–	–	6,768
Revolving credit facilities	–	–	–	150	–	–
	$67	$10	$135	$246	$14	$6,879

In addition to debt maturities shown above, we have other contractual obligations, which we expect to fund with projected operating cash flows, proceeds from the equity offering completed in February 2009, availability under our revolving credit facilities or future financing transactions, if necessary. A summary of these various obligations at December 31, 2008, follows (in millions):

			2010 to	2012 to
	Total	2009	2011	2013	Thereafter
Scheduled interest payment obligations[a]	$4,734	$570	$1,131	$1,103	$1,930
Reclamation and environmental obligations[b]	9,612	174	305	259	8,874
Take-or-pay contracts[c]	1,214	694	306	63	151
Operating lease obligations	82	26	39	12	5
Atlantic Copper obligation to insurance company[d]	80	10	20	20	30
PT Freeport Indonesia mine closure and reclamation fund[e]	18	1	1	1	15
Total contractual cash obligations[f]	$15,740	$1,475	$1,802	$1,458	$11,005

a.	Scheduled interest payment obligations were calculated using stated coupon rates for fixed-rate debt and interest rates applicable at December 31, 2008, for variable-rate debt.

b.
Represents estimated cash payments, on an escalated basis, associated with reclamation and environmental activities. The timing and the amount of these payments could change as a result of changes in regulatory requirements, changes in scope and costs of reclamation activities and as actual spending occurs. Refer to Note 15 for additional discussion of environmental and reclamation matters.

c.
Represents contractual obligations for purchases of goods or services that are defined by us as agreements that are enforceable and legally binding and that specify all significant terms. Take-or-pay contracts primarily comprise the procurement of copper concentrates and cathodes ($522 million), transportation ($184 million) and oxygen ($163 million). Some of our take-or-pay contracts are settled based on the prevailing market rate for the service or commodity purchased, and in some cases, the amount of the actual obligation may change over time because of market conditions. Obligations for copper concentrates and cathodes provide for deliveries of specified volumes, at market-based prices, primarily to Atlantic Copper and the North America copper mines. Transportation obligations are primarily for South America contracted ocean freight rates and for North America natural gas transportation. Oxygen obligations provide for deliveries of specified volumes, at fixed prices, primarily to Atlantic Copper.

d.
In August 2002, Atlantic Copper complied with Spanish legislation by agreeing to fund 7.2 million euros annually for 15 years to an approved insurance company for an estimated 72 million euro contractual obligation to supplement amounts paid to certain retired employees. Atlantic Copper had $62 million recorded for this obligation at December 31, 2008.

e.
Represents PT Freeport Indonesia’s commitments to contribute amounts to a cash fund designed to accumulate at least $100 million, including interest, by the end of our Indonesian mining activities to pay for mine closure and reclamation.

f.
This table excludes certain other obligations in our consolidated balance sheets, including estimated funding for pension obligations as the funding may vary from year-to-year based on changes in the fair value of plan assets and actuarial assumptions and accrued liabilities totaling $159 million that relate to unrecognized tax benefits where the timing of settlement is not determinable. This table also excludes purchase orders for the purchase of inventory and other goods and services, as purchase orders typically represent authorizations to purchase rather than binding agreements.

In addition to the debt maturities and other contractual obligations shown above, we have other commitments, which we expect to fund with projected operating cash flows, available credit facilities or future financing transactions, if necessary. These include (i) PT Freeport Indonesia’s commitment to provide one percent of its annual revenue for the development of the local people in its area of operations through the Freeport Partnership Fund for Community Development, (ii) Cerro Verde’s local mining fund contributions equal to 3.75 percent of after-tax profits and (iii) other commercial commitments, including standby letters of credit, surety bonds and guarantees (refer to Notes 15 and 16 for further discussion).

ENVIRONMENTAL AND RECLAMATION MATTERS

Environmental
The cost of complying with environmental laws is a fundamental and substantial cost of our business. We had $1.4 billion at December 31, 2008, and $1.3 billion at December 31, 2007, recorded in our consolidated balance sheets for environmental obligations attributed to CERCLA or analogous state programs and for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facilities.

During 2008, we incurred environmental capital expenditures and other environmental costs (including our joint venture partners’ shares) of $468 million for programs to comply with applicable environmental laws and regulations that affect our operations. Environmental capital expenditures and other environmental costs totaled $320 million in 2007, which included $228 million incurred from March 20, 2007, through December 31, 2007, related to the acquired Phelps Dodge operations, and $63 million in 2006. The increase for 2008, compared with 2007, primarily related to a full twelve months of Phelps Dodge expenditures in 2008, plus increased expenditures on accelerated reclamation and remediation activities. For 2009, we expect to incur approximately $415 million of aggregate environmental capital expenditures and other environmental costs, which are part of our overall 2009 operating budget.

Refer to Note 15 for further information about environmental regulation, including significant environmental matters.

Asset Retirement Obligations
We recognize AROs as liabilities when incurred, with the initial measurement at fair value. These liabilities, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to income. Reclamation costs for future disturbances are recorded as an ARO in the period of disturbance. Our cost estimates are reflected on a third-party cost basis and comply with our legal obligation to retire tangible, long-lived assets. We had $712 million at December 31, 2008, and $728 million at December 31, 2007, recorded for AROs in current and long-term liabilities on the consolidated balance sheets. Refer to Note 15 for further discussion of reclamation and closure costs.

DISCLOSURES ABOUT MARKET RISKS

Commodity Price Risk
Our consolidated revenues include the sale of copper rod, copper cathodes, copper concentrates, molybdenum, gold and other metals by our North and South America copper mines, the sale of copper concentrates (which also contain significant quantities of gold and silver) by our Indonesia mining operation, the sale of molybdenum in various forms by our Molybdenum operations, and the sale of copper anodes, copper cathodes and gold in anodes and slimes by Atlantic Copper. Consolidated revenues, net income and cash flows vary significantly with fluctuations in the market prices of copper, gold and molybdenum, sales volumes and other factors. Based on estimated sales volumes for 2009 and assuming average prices of $1.50 per pound of copper, $800 per ounce of gold and $9.00 per pound of molybdenum, our consolidated operating cash flows for 2009 would approximate $1.0 billion (which is net of $0.6 billion of working capital requirements). The impact on our annual cash flow would approximate $260 million for each $0.10 per pound change in copper prices, $60 million for each $50 per ounce change in gold prices and $50 million for each $1 per pound change in molybdenum prices.

For 2008, more than half of our mined copper was sold in concentrate, approximately 27 percent as rod (principally from our North America operations) and approximately 19 percent as cathodes. Substantially all of our concentrate sales contracts and some of our cathode sales contracts provide final copper pricing in a specified future period (generally one to four months from the shipment date) based primarily on quoted LME prices. We receive market prices based on prices in the specified future period, and the accounting rules applied to these sales result in changes recorded to revenues until the specified future period. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisional priced concentrate and cathode sales that is adjusted to fair value through earnings each period until the date of final pricing. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior years; in times of falling copper prices, the opposite occurs.

At December 31, 2008, we had provisionally priced copper sales totaling 508 million pounds (net of minority interests) recorded at a weighted-average price of $1.39 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the December 31, 2008, provisional price recorded would impact our 2009 consolidated revenues by $33 million ($16 million to net income).

At December 31, 2007, we had provisionally priced copper sales totaling 402 million pounds (net of minority interests) recorded at a weighted-average price of $3.02 per pound. Consolidated revenues for 2008 include net additions for adjustments related to these prior year copper sales of $268 million ($114 million to net loss or $0.30 per share), compared with a decrease of $42 million ($18 million to net income or $0.05 per share) in 2007 and an increase of $126 million ($65 million to net income or $0.29 per share) in 2006. In addition, adjustments to provisionally priced sales can significantly impact our quarterly revenues. At September 30, 2008, 467 million pounds of copper (net of minority interests) were provisionally priced at $2.89 per pound.  Adjustments to these provisionally priced copper sales decreased consolidated fourth-quarter 2008 revenues by $745 million ($343 million to net loss).

On limited past occasions, in response to market conditions, we have entered into copper and gold price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. In connection with the acquisition of Phelps Dodge, we assumed the 2007 copper price protection program, which matured on December 31, 2007, and settled in January 2008. FCX does not intend to enter into similar hedging programs in the future.

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

Approximately 25 percent of PT Freeport Indonesia’s operating costs are denominated in the Indonesian rupiah and Australian dollars. One U.S. dollar was equivalent to 10,850 rupiah at December 31, 2008, 9,390 rupiah at December 31, 2007, and 8,989 rupiah at December 31, 2006. Based on estimated annual payments of 2.7 trillion rupiah for operating costs and an exchange rate of 10,850 rupiah to one U.S. dollar, a 10 percent increase in the exchange rate would result in an approximate $23 million decrease in aggregate annual operating costs; and a 10 percent decrease in the exchange rate would result in an approximate $28 million increase in annual operating costs.

One Australian dollar was equivalent to $0.70 at December 31, 2008, $0.88 at December 31, 2007, and $0.79 at December 31, 2006. Based on estimated annual payments of 270 million Australian dollars and an exchange rate of $0.70 to one Australian dollar, a 10 percent change in the Australian dollar would result in an approximate $19 million impact in annual operating costs.

Approximately one-third of the South America copper mines’ operating costs are denominated in the local currencies. One U.S. dollar was equivalent to 648 Chilean pesos and 3.17 Peruvian nuevo soles at December 31, 2008, 498 Chilean pesos and 3.05 Peruvian nuevo soles at December 31, 2007, and 532 Chilean pesos and 3.20 Peruvian nuevo soles at December 31, 2006. Based on estimated annual payments of 235 billion Chilean pesos for operating costs and an exchange rate of 648 Chilean pesos to one U.S. dollar, a 10 percent increase in the exchange rate would result in an approximate $33 million decrease in annual operating costs; and a 10 percent decrease in the exchange rate would result in an approximate $40 million increase in annual operating costs. Based on estimated annual payments of 365 million Peruvian nuevo soles for operating costs and an exchange rate of 3.17 Peruvian nuevo soles to one U.S. dollar, a 10 percent increase in the exchange rate would result in an approximate $10 million decrease in annual operating costs; and a 10 percent decrease in the exchange rate would result in an approximate $13 million increase in annual operating costs.

The majority of Atlantic Copper’s revenues are denominated in U.S. dollars; however, operating costs, other than concentrate purchases, and certain asset and liability accounts are denominated in the euro. Atlantic Copper’s estimated annual euro payments total approximately 120 million euros. One euro was equivalent to $1.39 at December 31, 2008, $1.47 at December 31, 2007, and $1.32 at December 31, 2006. Based on estimated annual payments of approximately 120 million euros and an exchange rate of $1.39 to one euro, a 10 percent change in the euro would result in an approximate $17 million impact in annual operating costs.

Interest Rate Risk
At December 31, 2008, we had total debt of $7.4 billion, of which approximately 20 percent was variable-rate debt with interest rates based on LIBOR or the Euro Interbank Offered Rate (EURIBOR). The table below presents average interest rates for our scheduled maturities of principal for our outstanding debt and the related fair values at December 31, 2008 (in millions, except percentages):

	2009	2010	2011	2012	2013	Thereafter	Fair Value
Fixed-rate debt	$–	$–	$118	$–	$1	$5,770	$4,767
Average interest rate	–	–	8.7%	–	5.6%	8.2%	8.2%

Variable-rate debt	$67	$10	$17	$246	$13	$1,109	$1,122
Average interest rate	3.5%	5.4%	6.4%	1.7%	6.7%	7.0%	6.0%

NEW ACCOUNTING STANDARDS

Refer to Note 1 for information on new accounting standards.

PRODUCT REVENUES AND PRODUCTION COSTS

Unit net cash costs per pound of copper and molybdenum are measures intended to provide investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for the respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other mining companies, although our measure may not be comparable to similarly titled measures reported by other companies.

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

In both the by-product and the co-product method calculations, we show adjustments to copper revenues for prior period open sales as separate line items. Because the copper pricing adjustments do not result from current period sales, we have reflected these separately from revenues on current period sales. Noncash and nonrecurring costs consist of items such as LCM inventory adjustments, stock-based compensation costs and/or unusual charges. They are removed from site production and delivery costs in the calculation of unit net cash costs. As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. Presentations under both the by-product and co-product methods are shown below together with reconciliations to amounts reported in our consolidated financial statements.

In addition, for comparative purposes, we have presented revenues and net cash costs for the North America copper mines, South America copper mines and Henderson molybdenum mine for the year ended December 31, 2007, on a combined basis, which reflects our historical data beginning March 20, 2007, combined with Phelps Dodge pre-acquisition data through March 19, 2007, and for the year ended December 31, 2006, which reflects Phelps Dodge pre-acquisition data.  As the pre-acquisition data represents the results of the these operations under Phelps Dodge management, such data is not necessarily indicative of what past results would have been under FCX management or of future operating results. Presentations for these periods are shown below together with reconciliations to amounts reported in our consolidated pro forma financial data for the year ended December 31, 2007 (refer to Note 18) and Phelps Dodge’s 2006 Form 10-K for the year ended December 31, 2006.

North America Copper Mines Product Revenues and Production Costs

Year Ended December 31, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments shown below	$4,382	$4,382	$892	$72	$5,346

Site production and delivery, before net noncash
and nonrecurring costs shown below	2,681	2,326	374	35	2,735
By-product credits[a]	(910)	–	–	–	–
Treatment charges	134	130	–	4	134
Net cash costs	1,905	2,456	374	39	2,869
Depreciation, depletion and amortization	753	664	83	6	753
Noncash and nonrecurring costs, net	743 [c]	701	39	3	743
Total costs	3,401	3,821	496	48	4,365
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	(71)	(71)	–	–	(71)
Idle facility and other non-inventoriable costs	(85)	(83)	(2)	–	(85)
Gross profit	$825	$407	$394	$24	$825

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$5,346	$2,735	$753
Net noncash and nonrecurring costs per above	N/A	743 [c]	N/A
Treatment charges per above	N/A	134	N/A
Revenue adjustments, primarily for pricing on prior
period open sales and hedging per above	(71)	N/A	N/A
Eliminations and other	(10)	96	17
North America copper mines	5,265	3,708	770
South America copper mines	4,166	1,854	511
Indonesia mining	3,412	1,792	222
Africa mining	–	16	6
Molybdenum	2,488	1,629	192
Rod & Refining	5,557	5,527	8
Atlantic Copper Smelting & Refining	2,341	2,276	35
Corporate, other & eliminations	(5,433)	(5,604)	38
As reported in FCX’s consolidated financial statements	$17,796	$11,198 [d]	$1,782
a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

c.	Includes charges totaling $661 million for LCM inventory adjustments.

d.	Includes LCM inventory adjustments of $782 million.

March 20, 2007, through December 31, 2007[a]
	By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenum[b]	Other[c]	Total
Revenues, excluding adjustments shown below	$3,526	$3,526	$717	$47	$4,290

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,516	1,296	253	18	1,567
By-product credits[b]	(713)	–	–	–	–
Treatment charges	100	98	–	2	100
Net cash costs	903	1,394	253	20	1,667
Depreciation, depletion and amortization	487	418	67	2	487
Noncash and nonrecurring costs, net	361	341	4	16	361
Total costs	1,751	2,153	324	38	2,515
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	(203)	(203)	–	–	(203)
Idle facility and other non-inventoriable costs	(56)	(55)	(1)	–	(56)
Gross profit	$1,516	$1,115	$392	$9	$1,516

Reconciliation to Amounts Reported for the Year Ended December 31, 2007
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$4,290	$1,567	$487
Net noncash and nonrecurring costs per above	N/A	361	N/A
Treatment charges per above	N/A	100	N/A
Revenue adjustments, primarily for pricing on prior
period open sales and hedging per above	(203)	N/A	N/A
Eliminations and other	6	138	12
North America copper mines	4,093	2,166	499
South America copper mines	3,879	1,277	378
Indonesia mining	4,808	1,388	199
Africa mining	–	10	2
Molybdenum	1,746	1,287	94
Rod & Refining	5,140	5,119	7
Atlantic Copper Smelting & Refining	2,388	2,329	36
Corporate, other & eliminations	(5,115)	(5,049)	31
As reported in FCX’s consolidated financial statements	$16,939	$8,527	$1,246

a.	Reflects the results of the North America copper mines under FCX management.

b.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

c.	Includes gold and silver product revenues and production costs.

Combined Product Revenues and Production Costs

For comparative purposes, the following tables summarize net cash costs for the North America copper mines for the year ended December 31, 2007, which combines our historical data beginning March 20, 2007, with Phelps Dodge pre-acquisition data through March 19, 2007, and for the year ended December 31, 2006, which reflects Phelps Dodge pre-acquisition data. As the pre-acquisition data represents the results of the North America copper mines under Phelps Dodge management, such data is not necessarily indicative of what past results would have been under FCX management or of future operating results. Presentations shown below have been reconciled to the revenues and production and delivery costs included in our pro forma consolidated financial results for the year ended December 31, 2007, and as reported in Phelps Dodge’s Form 10-K for the year ended December 31, 2006.

Year Ended December 31, 2007[a]
	By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenum[b]	Other[c]	Total
Revenues, excluding adjustments primarily for
pricing on prior period open sales and hedging	$4,273	$4,273	$865	$61	$5,199

Site production and delivery, before net noncash
and nonrecurring costs	$1,883	$1,616	$308	$21	$1,945
By-product credits[b]	(865)	–	–	–	–
Treatment charges	119	116	–	3	119
Net cash costs	$1,137	$1,732	$308	$24	$2,064

Reconciliation to Pro Forma Revenues and Production and Delivery Costs
(In millions)
		Production
	Revenues	and Delivery
Totals presented above	$5,199	$1,945
Net noncash and nonrecurring costs	N/A	21
Treatment charges per above	N/A	119
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	(170)	N/A
Purchase accounting adjustments	–	344
Eliminations and other	17	166
Combined North America copper mines	5,046	2,595
Combined South America copper mines	4,438	1,465
Indonesia mining	4,808	1,388
Combined Africa mining	–	8
Combined Molybdenum	2,193	1,593
Combined Rod & Refining	6,437	6,411
Atlantic Copper Smelting & Refining	2,388	2,329
Eliminations and other	(6,077)	(5,979)
As reported in FCX’s pro forma consolidated
financial results[d]	$19,233	$9,810

a.
Reflects our historical data beginning March 20, 2007, combined with Phelps Dodge pre-acquisition data through March 19, 2007. As the pre-acquisition data represents the results under Phelps Dodge management, such data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

c.	Includes gold and silver product revenues and production costs.

d.	Refer to Note 18 for summary of unaudited pro forma financial information for year ended December 31, 2007.

Year Ended December 31, 2006[a]
	By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenum [b]	Other [c]	Total
Revenues, excluding adjustments primarily for
pricing on prior period open sales and hedging	$3,962	$3,962	$772	$44	$4,778

Site production and delivery, before net noncash
and nonrecurring costs	$1,472	$1,199	$291	$25	$1,515
By-product credits[b]	(773)	–	–	–	–
Treatment charges	87	83	–	4	87
Net cash costs	$786	$1,282	$291	$29	$1,602

Reconciliation to Pro Forma Revenues and Production and Delivery Costs
(In millions)
		Production
	Revenues	and Delivery
Totals presented above	$4,778	$1,515
Net noncash and nonrecurring costs	N/A	20
Treatment charges per above	N/A	87
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	(1,046)	N/A
Eliminations and other	(81)	(44)
North America copper mines	3,651	1,578
South America copper mines	3,442	965
Molybdenum	1,748	1,257
Eliminations and other[d]	3,069	3,007
As reported in Phelps Dodge consolidated financial
results[e]	$11,910	$6,807

a.
Reflects Phelps Dodge pre-acquisition data. As the pre-acquisition data represents the results under Phelps Dodge management, such data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

c.	Includes gold and silver product revenues and production costs.

d.	Includes revenues and production and delivery costs associated with the PDIC manufacturing operation, which was sold by FCX on October 31, 2007.

e.
Obtained from the Phelps Dodge Form 10-K for the year ended December 31, 2006. As the pre-acquisition data represents the results under Phelps Dodge management, such data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

South America Copper Mines Product Revenues and Production Costs

Year Ended December 31, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper	Other [a]	Total
Revenues, excluding adjustments shown below	$3,910	$3,910	$216	$4,126

Site production and delivery, before net noncash
nonrecurring costs shown below	1,711	1,631	102	1,733
By-product credits	(194)	–	–	–
Treatment charges	211	211	–	211
Net cash costs	1,728	1,842	102	1,944
Depreciation, depletion and amortization	508	483	25	508
Noncash and nonrecurring costs, net	103 [b]	100	3	103
Total costs	2,339	2,425	130	2,555
Revenue adjustments, primarily for pricing on prior
period open sales	230	230	–	230
Other non-inventoriable costs	(37)	(34)	(3)	(37)
Gross profit	$1,764	$1,681	$83	$1,764

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$4,126	$1,733	$508
Net noncash and nonrecurring costs per above	N/A	103 [b]	N/A
Less: Treatment charges per above	(211)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	230	N/A	N/A
Purchased metal	196	193	N/A
Eliminations and other	(175)	(175)	3
South America copper mines	4,166	1,854	511
North America copper mines	5,265	3,708	770
Indonesia mining	3,412	1,792	222
Africa mining	–	16	6
Molybdenum	2,488	1,629	192
Rod & Refining	5,557	5,527	8
Atlantic Copper Smelting & Refining	2,341	2,276	35
Corporate, other & eliminations	(5,433)	(5,604)	38
As reported in FCX’s consolidated financial statements	$17,796	$11,198 [c]	$1,782

a.	Includes molybdenum, gold and silver product revenues and production costs.

b.	Includes charges totaling $10 million for LCM inventory adjustments.

c.	Includes LCM inventory adjustments of $782 million.

March 20, 2007, through December 31, 2007[a]
	By-Product	Co-Product Method
(In millions)	Method	Copper	Other [b]	Total
Revenues, excluding adjustments shown below	$3,882	$3,882	$123	$4,005

Site production and delivery, before net noncash
nonrecurring costs shown below	1,078	1,040	52	1,092
By-product credits	(109)	–	–	–
Treatment charges	240	239	1	240
Net cash costs	1,209	1,279	53	1,332
Depreciation, depletion and amortization	377	364	13	377
Noncash and nonrecurring costs, net	171	170	1	171
Total costs	1,757	1,813	67	1,880
Revenue adjustments, primarily for pricing on prior
period open sales	75	75	–	75
Other non-inventoriable costs	(28)	(27)	(1)	(28)
Gross profit	$2,172	$2,117	$55	$2,172

Reconciliation to Amounts Reported for the Year Ended December 31, 2007
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$4,005	$1,092	$377
Net noncash and nonrecurring costs per above	N/A	171	N/A
Less: Treatment charges per above	(240)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	75	N/A	N/A
Purchased metal	179	179	N/A
Eliminations and other	(140)	(165)	1
South America copper mines	3,879	1,277	378
North America copper mines	4,093	2,166	499
Indonesia mining	4,808	1,388	199
Africa mining	–	10	2
Molybdenum	1,746	1,287	94
Rod & Refining	5,140	5,119	7
Atlantic Copper Smelting & Refining	2,388	2,329	36
Corporate, other & eliminations	(5,115)	(5,049)	31
As reported in FCX’s consolidated financial statements	$16,939	$8,527	$1,246

a.	Reflects the results of the South America copper mines under FCX management.

b.	Includes molybdenum, gold and silver product revenues and production costs.

Combined Product Revenues and Production Costs

For comparative purposes, the following tables summarize net cash costs for the South America copper mines for the year ended December 31, 2007, which reflects our historical data beginning March 20, 2007, combined with Phelps Dodge pre-acquisition data through March 19, 2007, and for the year ended December 31, 2006, which reflects Phelps Dodge pre-acquisition data. As the pre-acquisition data represents the results of the South America copper mines under Phelps Dodge management, such data is not necessarily indicative of what past results would have been under FCX management or of future operating results. Presentations shown below have been reconciled to the revenues and production and delivery costs included in our pro forma consolidated financial results for the year ended December 31, 2007, and as reported in Phelps Dodge’s Form 10-K for the year ended December 31, 2006.

Year Ended December 31, 2007[a]
	By-Product	Co-Product Method
(In millions)	Method	Copper	Other [b]	Total
Revenues, excluding adjustments primarily for pricing on
prior period open sales	$4,550	$4,550	$140	$4,690

Site production and delivery, before net noncash
nonrecurring costs	$1,268	$1,224	$58	$1,282
By-product credits	(126)	–	–	–
Treatment charges	282	279	3	282
Net cash costs	$1,424	$1,503	$61	$1,564

Reconciliation to Pro Forma Revenues and Production and Delivery Costs
(In millions)
		Production
	Revenues	and Delivery
Totals presented above	$4,690	$1,282
Net noncash and nonrecurring costs	N/A	3
Less: Treatment charges per above	(282)	N/A
Revenue adjustments, primarily for pricing on prior period
open sales	25	N/A
Purchased metal	218	218
Purchase accounting adjustments	9	169
Eliminations and other	(222)	(207)
Combined South America copper mines	4,438	1,465
Combined North America copper mines	5,046	2,595
Indonesia mining	4,808	1,388
Combined Africa mining	–	8
Combined Molybdenum	2,193	1,593
Combined Rod & Refining	6,437	6,411
Atlantic Copper Smelting & Refining	2,388	2,329
Eliminations and other	(6,077)	(5,979)
As reported in FCX’s pro forma consolidated financial results[c]	$19,233	$9,810

a.
Reflects our historical data beginning March 20, 2007, combined with Phelps Dodge pre-acquisition data through March 19, 2007. As the pre-acquisition data represents the results under Phelps Dodge management, such data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Includes molybdenum, gold and silver product revenues and production costs.

c.	Refer to Note 18 for summary of unaudited pro forma financial information for year ended December 31, 2007.

Year Ended December 31, 2006[a]
	By-Product	Co-Product Method
(In millions)	Method	Copper	Other [b]	Total
Revenues, excluding adjustments primarily for pricing on
prior period open sales	$3,413	$3,413	$91	$3,504

Site production and delivery, before net noncash and
nonrecurring costs	$918	$891	$27	$918
By-product credits	(91)	–	–	–
Treatment charges	194	194	–	194
Net cash costs	$1,021	$1,085	$27	$1,112

Reconciliation to Amounts Reported by Phelps Dodge
(In millions)
		Production
	Revenues	and Delivery
Totals presented above	$3,504	$918
Net noncash and nonrecurring costs	N/A	2
Less: Treatment charges per above	(194)	N/A
Revenue adjustments, primarily for pricing on prior period
open sales	94	N/A
Purchased metal	213	213
Eliminations and other	(175)	(168)
South America copper mines	3,442	965
North America copper mines	3,651	1,578
Molybdenum	1,748	1,257
Eliminations and other[c]	3,069	3,007
As reported in Phelps Dodge consolidated financial results[d]	$11,910	$6,807

a.
Reflects Phelps Dodge pre-acquisition data. As the pre-acquisition data represents the results under Phelps Dodge management, such data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Includes gold and silver product revenues and production costs.

c.	Includes revenues and production and delivery costs associated with the PDIC manufacturing operation, which was sold by FCX on October 31, 2007.

d.
Obtained from the Phelps Dodge Form 10-K for the year ended December 31, 2006. As the pre-acquisition data represents the results under Phelps Dodge management, such data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

Indonesia Mining Product Revenues and Production Costs

Year Ended December 31, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper		Gold	Silver	Total
Revenues, after adjustments shown below	$2,628	$2,628		$1,025	$50	$3,703

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,762	1,252		487	23	1,762
Gold and silver credits	(1,075)	–		–	–	–
Treatment charges	268	190		74	4	268
Royalty on metals	113	80		31	2	113
Net cash costs	1,068	1,522		592	29	2,143
Depreciation and amortization	222	158		61	3	222
Noncash and nonrecurring costs, net	30	22		8	–	30
Total costs	1,320	1,702		661	32	2,395
Revenue adjustments, primarily for pricing on prior
period open sales	90	90		–	–	90
PT Smelting intercompany profit	17	12		5	–	17
Gross profit	$1,415	$1,028		$369	$18	$1,415

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$3,703	$1,762		$222
Net noncash and nonrecurring costs per above	N/A	30		N/A
Less: Treatment charges per above	(268)	N/A		N/A
Less: Royalty per above	(113)	N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	90	N/A		N/A
Indonesia mining	3,412	1,792		222
North America copper mines	5,265	3,708		770
South America copper mines	4,166	1,854		511
Africa mining	–	16		6
Molybdenum	2,488	1,629		192
Rod & Refining	5,557	5,527		8
Atlantic Copper Smelting & Refining	2,341	2,276		35
Corporate, other & eliminations	(5,433)	(5,604)		38
As reported in FCX’s consolidated financial statements	$17,796	$11,198	[a]	$1,782

a.	Includes LCM inventory adjustments of $782 million.

Year Ended December 31, 2007
	By-Product	Co-Product Method
(In millions)	Method	Copper	Gold	Silver	Total
Revenues, after adjustments shown below	$3,777	$3,777	$1,490	$48	$5,315

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,342	954	376	12	1,342
Gold and silver credits	(1,538)	–	–	–	–
Treatment charges	385	274	108	3	385
Royalty on metals	133	94	38	1	133
Net cash costs	322	1,322	522	16	1,860
Depreciation and amortization	199	141	56	2	199
Noncash and nonrecurring costs, net	46	33	12	1	46
Total costs	567	1,496	590	19	2,105
Revenue adjustments, primarily for pricing on prior
period open sales	11	11	–	–	11
PT Smelting intercompany profit	13	10	3	–	13
Gross profit	$3,234	$2,302	$903	$29	$3,234

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$5,315	$1,342	$199
Net noncash and nonrecurring costs per above	N/A	46	N/A
Less: Treatment charges per above	(385)	N/A	N/A
Less: Royalty per above	(133)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	11	N/A	N/A
Indonesia mining	4,808	1,388	199
North America copper mines	4,093	2,166	499
South America copper mines	3,879	1,277	378
Africa mining	–	10	2
Molybdenum	1,746	1,287	94
Rod & Refining	5,140	5,119	7
Atlantic Copper Smelting & Refining	2,388	2,329	36
Corporate, other & eliminations	(5,115)	(5,049)	31
As reported in FCX’s consolidated financial statements	$16,939	$8,527	$1,246

Year Ended December 31, 2006
	By-Product	Co-Product Method
(In millions)	Method	Copper	Gold	Silver	Total
Revenues, after adjustments shown below	$3,764	$3,764	$1,072	$47	$4,883

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,235	952	271	12	1,235
Gold and silver credits	(1,119)	–	–	–	–
Treatment charges	477	368	104	5	477
Royalty on metals	126	97	28	1	126
Net cash costs	719	1,417	403	18	1,838
Depreciation and amortization	184	142	40	2	184
Noncash and nonrecurring costs, net	44	34	10	–	44
Total costs	947	1,593	453	20	2,066
Revenue adjustments, primarily for pricing on prior
period open sales	115 [a]	197	(69)	(13)	115
PT Smelting intercompany profit	(3)	(2)	(1)	–	(3)
Gross profit	$2,929	$2,366	$549	$14	$2,929

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$4,883	$1,235	$184
Net noncash and nonrecurring costs per above	N/A	44	N/A
Less: Treatment charges per above	(477)	N/A	N/A
Less: Royalty per above	(126)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	115	N/A	N/A
Indonesia mining	4,395	1,279	184
Atlantic Copper Smelting & Refining	2,242	2,119	33
Corporate, other & eliminations	(846)	(873)	11
As reported in FCX’s consolidated financial statements	$5,791	$2,525	$228

a.	Includes a $69 million loss on the redemption of FCX’s Gold-Denominated Preferred Stock, Series II, and a $13 million loss on the redemption of FCX’s Silver-Denominated Preferred Stock.

Henderson Molybdenum Mine Product Revenues and Production Costs

	Years Ended December 31,
(in millions)	2008		2007[a]
Revenues	$1,182		$853

Site production and delivery, before net noncash
and nonrecurring costs shown below	216		137
Net cash costs	216		137
Depreciation, depletion and amortization	172		80
Noncash and nonrecurring costs, net	7	[b]	2
Total costs	395		219
Gross profit[c]	$787		$634

Reconciliation to Amounts Reported		Production		Depreciation,
(In millions)		and		Depletion and
	Revenues	Delivery		Amortization
Year Ended December 31, 2008
Totals presented above	$1,182	$216		$172
Net noncash and nonrecurring costs per above	N/A	7	[b]	N/A
Henderson mine	1,182	223		172
Other molybdenum operations and eliminations[d]	1,306	1,406	[e]	20
Molybdenum	2,488	1,629		192
North America copper mines	5,265	3,708		770
South America copper mines	4,166	1,854		511
Indonesia mining	3,412	1,792		222
Africa mining	–	16		6
Rod & Refining	5,557	5,527		8
Atlantic Copper Smelting & Refining	2,341	2,276		35
Corporate, other & eliminations	(5,433)	(5,604)		38
As reported in FCX’s consolidated financial statements	$17,796	$11,198	[f]	$1,782

Year Ended December 31, 2007
Totals presented above	$853	$137		$80
Net noncash and nonrecurring costs per above	N/A	2		N/A
Henderson mine	853	139		80
Other molybdenum operations and eliminations[d]	893	1,148		14
Molybdenum	1,746	1,287		94
North America copper mines	4,093	2,166		499
South America copper mines	3,879	1,277		378
Indonesia mining	4,808	1,388		199
Africa mining	–	10		2
Rod & Refining	5,140	5,119		7
Atlantic Copper Smelting & Refining	2,388	2,329		36
Corporate, other & eliminations	(5,115)	(5,049)		31
As reported in FCX’s consolidated financial statements	$16,939	$8,527		$1,246

a.	Reflects the period from March 20, 2007, through December 31, 2007, which represents the results of the Henderson molybdenum mine under FCX management.

b.	Includes charges totaling $1 million for LCM inventory adjustments.

c.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum segment includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

d.	Primarily includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced as a by-product at our North and South America copper mines.

e.	Includes LCM inventory adjustments of $100 million.

f.	Includes LCM inventory adjustments of $782 million.

Combined Product Revenues and Production Costs

For comparative purposes, the following tables summarize net cash costs for the Henderson molybdenum mine for the year ended December 31, 2007, which reflects our historical data beginning March 20, 2007, combined with Phelps Dodge pre-acquisition data through March 19, 2007, and for the year ended December 31, 2006, which reflects Phelps Dodge pre-acquisition data. As the pre-acquisition data represents the results of the Henderson molybdenum mine under Phelps Dodge management, such data is not necessarily indicative of what past results would have been under FCX management or of future operating results. Presentations shown below have been reconciled to the revenues and production and delivery costs included in our pro forma consolidated financial results for the year ended December 31, 2007, and as reported in Phelps Dodge’s Form 10-K for the year ended December 31, 2006.

	Years Ended December 31,
	2007[a]	2006[a]
Revenues	$1,029	$821

Site production and delivery, before net noncash
and nonrecurring costs	$171	$137
Net cash costs	$171	$137

Reconciliation to Revenues and Production and Delivery Costs
(In millions)		Production
	Revenues	and Delivery
Year Ended December 31, 2007
Totals presented above	$1,029	$171
Net noncash and nonrecurring costs	N/A	1
Combined Henderson mine	1,029	172
Other molybdenum operations and eliminations[b]	1,164	1,421
Combined Molybdenum	2,193	1,593
Combined North America copper mines	5,046	2,595
Combined South America copper mines	4,438	1,465
Indonesia mining	4,808	1,388
Combined Africa mining	–	8
Combined Rod & Refining	6,437	6,411
Atlantic Copper Smelting & Refining	2,388	2,329
Eliminations and other	(6,077)	(5,979)
As reported in FCX’s pro forma consolidated financial results[c]	$19,233	$9,810

Year Ended December 31, 2006
Totals presented above	$821	$137
Net noncash and nonrecurring costs	N/A	1
Henderson mine	821	138
Other molybdenum operations and eliminations[b]	927	1,119
Molybdenum	1,748	1,257
North America copper mines	3,651	1,578
South America copper mines	3,442	965
Eliminations and other[d]	3,069	3,007
As reported in Phelps Dodge consolidated financial results[e]	$11,910	$6,807

a.
The year ended December 31, 2007, combines our historical data beginning March 20, 2007, with Phelps Dodge pre-acquisition data through March 19, 2007, and for the year ended December 31, 2006, which reflects Phelps Dodge pre-acquisition data. As the pre-acquisition data represents the results under Phelps Dodge management, such data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Primarily includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced as a by-product at our North and South America copper mines.

c.	Refer to Note 18 for summary of unaudited pro forma financial information for year ended December 31, 2007.

d.	Includes revenues and production and delivery costs associated with the PDIC manufacturing operation, which was sold by FCX on October 31, 2007.

e.
Obtained from the Phelps Dodge Form 10-K for the year ended December 31, 2006. As the pre-acquisition data represents the results under Phelps Dodge management, such data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our expectations regarding future performance. Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding anticipated production volumes, sales volumes, unit net cash costs, ore grades, milling rates, commodity prices, development and capital expenditures, mine production and development plans, availability of power, water, labor and equipment, anticipated environmental reclamation and closure costs and plans, environmental liabilities and expenditures, litigation liabilities and expenses, potential future dividend payments, reserve estimates, anticipated political, economic and social conditions in our areas of operations, projected exploration efforts and results, operating cash flows, the impact of copper, gold and molybdenum price changes, the impact of deferred intercompany profits on earnings, liquidity, other financial commitments and tax rates. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts, in each case as they relate to us or our management, are intended to identify those assertions as forward-looking statements.

In making any of those statements, the person making them believes that the expectations are based on reasonable assumptions. We caution readers that those statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include commodity prices, mine sequencing, production rates, industry risks, regulatory changes, political risks, weather-related risks, labor relations, environmental risks, litigation results, currency translation risks and other factors described in more detail under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2008.

Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. Except for our ongoing obligations under the federal securities laws, we do not intend and undertake no obligation to update or revise any forward-looking statements.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have audited the accompanying consolidated balance sheets of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Freeport-McMoRan Copper & Gold Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” and effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132R.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Freeport-McMoRan Copper & Gold Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 18, 2009

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s assessment, management concluded that, as of December 31, 2008, our Company’s internal control over financial reporting is effective based on the COSO criteria.

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
Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have audited Freeport-McMoRan Copper & Gold Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Freeport-McMoRan Copper & Gold Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Freeport-McMoRan Copper & Gold Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 18, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
February 18, 2009

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In Millions, Except Per Share Amounts)
Revenues	$17,796	$16,939	$5,791
Cost of sales:
Production and delivery	10,416	8,527	2,525
Depreciation, depletion and amortization	1,782	1,246	228
Lower of cost or market inventory adjustments	782	–	–
Total cost of sales	12,980	9,773	2,753
Selling, general and administrative expenses	269	466	157
Exploration and research expenses	292	145	12
Goodwill impairment	5,987	–	–
Long-lived asset impairments and other charges	10,978	–	–
Total costs and expenses	30,506	10,384	2,922
Operating (loss) income	(12,710)	6,555	2,869
Interest expense, net	(584)	(513)	(76)
Losses on early extinguishment and conversion of debt, net	(6)	(173)	(32)
Gains on sales of assets	13	85	31
Other (expense) income, net	(22)	157	28
(Loss) income from continuing operations before income taxes,
minority interests and equity in affiliated companies’ net earnings	(13,309)	6,111	2,820
Benefit from (provision for) income taxes	2,844	(2,400)	(1,201)
Minority interests in consolidated subsidiaries	(617)	(791)	(168)
Equity in affiliated companies’ net earnings	15	22	6
(Loss) income from continuing operations	(11,067)	2,942	1,457
Income from discontinued operations, net of taxes	–	35	–
Net (loss) income	(11,067)	2,977	1,457
Preferred dividends and losses on induced conversions	(274)	(208)	(61)
Net (loss) income applicable to common stock	$(11,341)	$2,769	$1,396

Basic net (loss) income per share of common stock:
Continuing operations	$(29.72)	$8.02	$7.32
Discontinued operations	–	0.10	–
Basic net (loss) income per share of common stock	$(29.72)	$8.12	$7.32

Diluted net (loss) income per share of common stock:
Continuing operations	$(29.72)	$7.41	$6.63
Discontinued operations	–	0.09	–
Diluted net (loss) income per share of common stock	$(29.72)	$7.50	$6.63

Average common shares outstanding:
Basic	382	341	191
Diluted	382	397	221

Dividends declared per share of common stock	$1.375	$1.375	$5.0625

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In Millions)
Cash flow from operating activities:
Net (loss) income	$(11,067)	$2,977	$1,457
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,782	1,264	228
Minority interests in consolidated subsidiaries	617	802	168
Asset impairments, including goodwill	16,854	–	–
Lower of cost or market inventory adjustments	782	–	–
Pension and postretirement special benefits and curtailments	61	–	–
Stock-based compensation	98	144	55
Charges for reclamation and environmental obligations, including accretion	181	32	3
Unrealized losses on copper price protection program	–	175	–
Losses on early extinguishment and conversion of debt, net	6	173	32
Deferred income taxes	(4,653)	(288)	16
Gains on sales of assets	(13)	(85)	(31)
Decrease in long-term mill and leach stockpiles	(225)	(48)	–
Amortization of intangible assets/liabilities and other, net	117	45	52
(Increases) decreases in working capital, excluding amounts
acquired from Phelps Dodge:
Accounts receivable	542	428	196
Inventories	(478)	272	(146)
Prepaid expenses and other current assets	(91)	21	(27)
Accounts payable, accrued liabilities and copper price protection program	(171)	400	15
Accrued income taxes	(767)	24	(152)
Settlement of reclamation and environmental obligations	(205)	(111)	–
Net cash provided by operating activities	3,370	6,225	1,866

Cash flow from investing activities:
North America capital expenditures	(846)	(933)	–
South America capital expenditures	(323)	(123)	–
Indonesia capital expenditures	(444)	(368)	(234)
Africa capital expenditures	(1,058)	(266)	–
Other capital expenditures	(37)	(65)	(17)
Acquisition of Phelps Dodge, net of cash acquired	(1)	(13,910)	(5)
Net proceeds from the sale of Phelps Dodge International Corporation	–	597	–
Proceeds from sales of assets	47	260	34
Decrease in global reclamation and remediation trust assets	430	–	–
Other, net	(86)	(53)	(2)
Net cash used in investing activities	(2,318)	(14,861)	(224)

Cash flow from financing activities:
Proceeds from term loans under bank credit facility	–	12,450	–
Repayments of term loans under bank credit facility	–	(12,450)	–
Net proceeds from sales of senior notes	–	5,880	–
Net proceeds from sale of common stock	–	2,816	–
Net proceeds from sale of 6¾% Mandatory Convertible Preferred Stock	–	2,803	–
Proceeds from revolving credit facility and other debt	890	744	103
Repayments of other debt and redemption of preferred stock	(766)	(1,069)	(394)
Purchases of FCX common stock	(500)	–	(100)
Cash dividends paid:
Common stock	(693)	(421)	(916)
Preferred stock	(255)	(175)	(61)
Minority interests	(730)	(967)	(161)
Minority interest contribution related to Tenke Fungurume	201	–	–
Net proceeds from (payments for) exercised stock options	22	(14)	15
Excess tax benefit from stock-based awards	25	16	21
Bank credit facilities fees and other, net	–	(258)	(6)
Net cash (used in) provided by financing activities	(1,806)	9,355	(1,499)
Net (decrease) increase in cash and cash equivalents	(754)	719	143
Cash and cash equivalents at beginning of year	1,626	907	764
Cash and cash equivalents at end of year	$872	$1,626	$907

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In Millions, Except Par Values)
ASSETS
Current assets:
Cash and cash equivalents	$872	$1,626
Trade accounts receivable	374	1,099
Income tax receivables	611	67
Other accounts receivable	227	129
Inventories:
Product	1,068	1,360
Materials and supplies, net	1,124	818
Mill and leach stockpiles	571	707
Prepaid expenses and other current assets	386	97
Total current assets	5,233	5,903
Property, plant, equipment and development costs, net	16,002	25,715
Goodwill	–	6,105
Long-term mill and leach stockpiles	1,145	1,106
Intangible assets, net	364	472
Trust assets	142	606
Other assets	467	754
Total assets	$23,353	$40,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,722	$2,345
Accrued income taxes	163	420
Current portion of reclamation and environmental obligations	162	263
Current portion of long-term debt and short-term borrowings	67	31
Dividends payable	44	212
Copper price protection program	–	598
Total current liabilities	3,158	3,869
Long-term debt, less current portion:
Senior notes	6,884	6,928
Project financing, equipment loans and other	250	252
Revolving credit facility	150	–
Total long-term debt, less current portion	7,284	7,180
Deferred income taxes	2,339	7,300
Reclamation and environmental obligations, less current portion	1,951	1,733
Other liabilities	1,520	1,106
Total liabilities	16,252	21,188
Minority interests in consolidated subsidiaries	1,328	1,239
Stockholders’ equity:
5½% Convertible Perpetual Preferred Stock, 1 shares issued
and outstanding	832	1,100
6¾% Mandatory Convertible Preferred Stock, 29 shares issued
and outstanding	2,875	2,875
Common stock, par value $0.10, 505 shares and 497 shares
issued, respectively	51	50
Capital in excess of par value	13,989	13,407
Retained earnings (accumulated deficit)	(8,267)	3,601
Accumulated other comprehensive income (loss)	(305)	42
Common stock held in treasury – 121 shares and 114 shares,
respectively, at cost	(3,402)	(2,841)
Total stockholders’ equity	5,773	18,234
Total liabilities and stockholders’ equity	$23,353	$40,661

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Perpetual		Mandatory Convertible							Common Stock
	Preferred Stock		Preferred Stock		Common Stock			Retained	Accumulated	Held in Treasury
	Number		Number		Number		Capital in	Earnings	Other	Number
	of	At Par	of	At Par	of	At Par	Excess of	(Accumulated	Comprehensive	of	At	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Par Value	Deficit)	Income (Loss)	Shares	Cost	Equity
	(In Millions)
Balance at January 1, 2006	1	$1,100	-	$-	297	$30	$2,212	$1,086	$11	110	$(2,596)	$1,843
Conversions of 7% Convertible Senior Notes	-	-	-	-	10	1	311	-	-	-	-	312
Exercised and issued stock-based awards	-	-	-	-	3	-	93	-	-	-	-	93
Stock-based compensation costs	-	-	-	-	-	-	28	-	-	-	-	28
Tax benefit for stock-based awards	-	-	-	-	-	-	24	-	-	-	-	24
Tender of shares for stock-based awards	-	-	-	-	-	-	-	-	-	1	(53)	(53)
Shares purchased	-	-	-	-	-	-	-	-	-	2	(100)	(100)
Cumulative effect adjustment to initially
apply EITF 04-6	-	-	-	-	-	-	-	(149)	-	-	-	(149)
Dividends on common stock	-	-	-	-	-	-	-	(918)	-	-	-	(918)
Dividends on preferred stock	-	-	-	-	-	-	-	(61)	-	-	-	(61)
Comprehensive income (loss):
Net income	-	-	-	-	-	-	-	1,457	-	-	-	1,457
Other comprehensive income (loss),
net of taxes:
Change in unrealized derivatives’ fair value	-	-	-	-	-	-	-	-	(9)	-	-	(9)
Reclassification to earnings	-	-	-	-	-	-	-	-	4	-	-	4
Other comprehensive loss	-	-	-	-	-	-	-	-	(5)	-	-	(5)
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	-	1,452
Adjustment for adoption of SFAS No. 158,
net of taxes of $7 million	-	-	-	-	-	-	-	-	(26)	-	-	(26)
Balance at December 31, 2006	1	$1,100	-	$-	310	$31	$2,668	$1,415	$(20)	113	$(2,749)	$2,445

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(continued)

	Convertible Perpetual		Mandatory Convertible							Common Stock
	Preferred Stock		Preferred Stock		Common Stock			Retained	Accumulated	Held in Treasury
	Number		Number		Number		Capital in	Earnings	Other	Number
	of	At Par	of	At Par	of	At Par	Excess of	(Accumulated	Comprehensive	of	At	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Par Value	Deficit)	Income (Loss)	Shares	Cost	Equity
	(In Millions)
Balance at December 31, 2006	1	$1,100	-	$-	310	$31	$2,668	$1,415	$(20)	113	$(2,749)	$2,445
Sale of 6¾% Mandatory Convertible
Preferred Stock	-	-	29	2,875	-	-	(72)	-	-	-	-	2,803
Common stock issued to acquire Phelps Dodge	-	-	-	-	137	14	7,767	-	-	-	-	7,781
Sale of common stock	-	-	-	-	47	5	2,811	-	-	-	-	2,816
Conversions of 7% Convertible Senior Notes	-	-	-	-	-	-	6	-	-	-	-	6
Exercised and issued stock-based awards	-	-	-	-	3	-	131	-	-	-	-	131
Stock-based compensation costs	-	-	-	-	-	-	86	-	-	-	-	86
Tax benefit for stock-based awards	-	-	-	-	-	-	10	-	-	-	-	10
Tender of shares for stock-based awards	-	-	-	-	-	-	-	-	-	1	(92)	(92)
Cumulative effect adjustment to initially
apply FIN 48	-	-	-	-	-	-	-	4	-	-	-	4
Dividends on common stock	-	-	-	-	-	-	-	(587)	-	-	-	(587)
Dividends on preferred stock	-	-	-	-	-	-	-	(208)	-	-	-	(208)
Comprehensive income (loss):
Net income	-	-	-	-	-	-	-	2,977	-	-	-	2,977
Other comprehensive income (loss),
net of taxes:
Unrealized gain on securities	-	-	-	-	-	-	-	-	2	-	-	2
Translation adjustment	-	-	-	-	-	-	-	-	(3)	-	-	(3)
Change in unrealized derivatives’ fair value	-	-	-	-	-	-	-	-	(3)	-	-	(3)
Reclassification to earnings	-	-	-	-	-	-	-	-	7	-	-	7
Defined benefit pension plans:
Net gain during period, net of taxes of
$34 million	-	-	-	-	-	-	-	-	53	-	-	53
Amortization of unrecognized amounts	-	-	-	-	-	-	-	-	6	-	-	6
Other comprehensive income	-	-	-	-	-	-	-	-	62	-	-	62
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	-	3,039
Balance at December 31, 2007	1	$1,100	29	$2,875	497	$50	$13,407	$3,601	$42	114	$(2,841)	$18,234

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(continued)

	Convertible Perpetual		Mandatory Convertible							Common Stock
	Preferred Stock		Preferred Stock		Common Stock			Retained	Accumulated	Held in Treasury
	Number		Number		Number		Capital in	Earnings	Other	Number
	of	At Par	of	At Par	of	At Par	Excess of	(Accumulated	Comprehensive	of	At	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Par Value	Deficit)	Income (Loss)	Shares	Cost	Equity
	(In Millions)
Balance at December 31, 2007	1	$1,100	29	$2,875	497	$50	$13,407	$3,601	$42	114	$(2,841)	$18,234
Conversions of 5½% Convertible Perpetual
Preferred Stock	-	(268)	-	-	7	1	290	-	-	-	-	23
Exercised and issued stock-based awards	-	-	-	-	1	-	179	-	-	-	-	179
Stock-based compensation costs	-	-	-	-	-	-	100	-	-	-	-	100
Tax benefit for stock-based awards	-	-	-	-	-	-	13	-	-	-	-	13
Tender of shares for stock-based awards	-	-	-	-	-	-	-	-	-	1	(61)	(61)
Shares purchased	-	-	-	-	-	-	-	-	-	6	(500)	(500)
Dividends on common stock	-	-	-	-	-	-	-	(527)	-	-	-	(527)
Dividends on preferred stock	-	-	-	-	-	-	-	(274)	-	-	-	(274)
Comprehensive income (loss):
Net loss	-	-	-	-	-	-	-	(11,067)	-	-	-	(11,067)
Other comprehensive income (loss),
net of taxes:
Unrealized loss on securities	-	-	-	-	-	-	-	-	(9)	-	-	(9)
Translation adjustment	-	-	-	-	-	-	-	-	(4)	-	-	(4)
Defined benefit pension plans:
Net loss during period, net of taxes
of $190 million	-	-	-	-	-	-	-	-	(341)	-	-	(341)
Amortization of unrecognized amounts	-	-	-	-	-	-	-	-	7	-	-	7
Other comprehensive loss	-	-	-	-	-	-	-	-	(347)	-	-	(347)
Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	(11,414)
Balance at December 31, 2008	1	$832	29	$2,875	505	$51	$13,989	$(8,267)	$(305)	121	$(3,402)	$5,773

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.  The consolidated financial statements of Freeport-McMoRan Copper & Gold Inc. (FCX) include the accounts of those subsidiaries where FCX directly or indirectly has more than 50 percent of the voting rights and has the right to control significant management decisions. The most significant entities that FCX consolidates include its 90.64 percent-owned subsidiary PT Freeport Indonesia and its wholly owned subsidiaries, Freeport-McMoRan Corporation (FMC, formerly Phelps Dodge Corporation) and Atlantic Copper, S.A. (Atlantic Copper). FCX acquired Phelps Dodge Corporation (Phelps Dodge) on March 19, 2007. FCX’s results of operations include Phelps Dodge’s results beginning March 20, 2007 (see Note 18). FCX changed Phelps Dodge’s legal name to Freeport-McMoRan Corporation in 2008; therefore, references to FMC and Phelps Dodge in these notes represent the same entity. FCX’s unincorporated joint ventures with Rio Tinto plc (Rio Tinto) and Sumitomo Metal Mining Arizona, Inc. (Sumitomo) are reflected using the proportionate consolidation method (see Note 3). All significant intercompany transactions have been eliminated. Dollar amounts in tables are stated in millions, except per share amounts.

Investments in unconsolidated companies owned 20 percent or more are recorded using the equity method. Investments in companies owned less than 20 percent, and for which FCX does not exercise significant influence, are carried at cost.

Use of Estimates.  The preparation of FCX’s financial statements in conformity with accounting principles generally accepted in the United States (U.S.) requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates include fair values of assets acquired and liabilities assumed in the acquisition of Phelps Dodge; mineral reserve estimation; useful asset lives for depreciation, depletion and amortization; reclamation and closure costs; environmental obligations; estimates of recoverable copper in mill and leach stockpiles; pension, postretirement, postemployment and other employee benefits; deferred taxes and valuation allowances; reserves for contingencies and litigation; and asset impairment, including estimates used to derive future cash flows associated with those assets. Actual results could differ from those estimates.

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

Inventories.  As shown in Note 5, the largest components of inventories include finished goods (primarily concentrates and cathodes) at mining operations, concentrates and work-in-process at Atlantic Copper’s smelting and refining operations, and materials and supplies inventories. Inventories of materials and supplies, as well as salable products, are stated at the lower of weighted-average cost or market. Costs of finished goods and work-in-process (i.e., not materials and supplies) inventories include labor and benefits, supplies, energy, depreciation, depletion, amortization, site overhead costs, and other necessary costs associated with the extraction and processing of ore, including, depending on the process, mining, haulage, milling, concentrating, smelting, leaching, solution extraction, refining, roasting and chemical processing. Corporate general and administrative costs are not included in inventory costs.

Work-in-Process. In-process inventories represent materials that are currently in the process of being converted to a salable product. Conversion processes for mining operations vary depending on the nature of the copper ore and the specific mining operation. For sulfide ores, processing includes milling and concentrating and results in the production of copper and molybdenum concentrates or, alternatively, copper cathode by concentrate leaching. For oxide ores and certain secondary sulfide ores, processing includes leaching of stockpiles, solution extraction and electrowinning (SX/EW) and results in the production of copper cathodes. In-process material is measured based on assays of the material included in these processes and projected recoveries. In-process inventories are valued based on the costs incurred to various points in the process, including depreciation relating to associated process facilities. For Atlantic Copper, in-process inventories represent copper concentrates at various stages of conversion into anodes and cathodes. Atlantic Copper’s in-process inventories are valued at the weighted-average cost of the material fed to the smelting and refining process plus in-process conversion costs.

Finished Goods. Finished goods include salable products (e.g., copper and molybdenum concentrates, copper anodes, copper cathodes, copper rod, copper wire, molybdenum oxide, high-purity molybdenum chemicals and other metallurgical products). Finished goods are valued based on the weighted-average cost of source material plus applicable conversion costs relating to associated process facilities.

Mill and Leach Stockpiles.  Mill and leach stockpiles are stated at the lower of weighted-average cost or market.

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

Processes and recovery rates are monitored regularly, and recovery rate estimates are adjusted periodically as additional information becomes available and as related technology changes.

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

Expenditures for replacements and improvements are capitalized. Costs related to periodic scheduled maintenance (i.e., turnarounds) are expensed as incurred. Depreciation for mining and milling life-of-mine assets, infrastructure and other common costs is determined using the unit-of-production method based on total estimated recoverable proven and probable copper reserves (for primary copper mines) and proven and probable molybdenum reserves (for the primary molybdenum mine). Development costs and acquisition costs for proven and probable reserves that relate to a specific ore body are depreciated using the unit-of-production method based on estimated recoverable proven and probable reserves for the ore body benefited. Depreciation, depletion and amortization using the unit-of-production method is recorded upon extraction of the recoverable copper or molybdenum from the ore body, at which time it is allocated to inventory cost and then included as a component of cost of goods sold. Other assets are depreciated on a straight-line basis over estimated useful lives of up to 30 years for buildings, three to 20 years for machinery and equipment, and three to 20 years for mobile equipment.

Included in property, plant, equipment and development costs is value beyond proven and probable reserves (VBPP) resulting from FCX’s acquisition of Phelps Dodge. The concept of VBPP is described in Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 04-3, “Mining Assets: Impairment and Business Combinations,” and has been interpreted differently by different mining companies. FCX’s VBPP is attributable to (i) mineralized material, which includes measured and indicated amounts, that FCX believes could be brought into production with the establishment or modification of required permits and should market conditions and technical assessments warrant, (ii) inferred mineral resources and (iii) exploration potential.

Mineralized material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support reported tonnage and average grade of minerals. Such a deposit does not qualify as proven and probable reserves until legal and economic feasibility are confirmed based upon a comprehensive evaluation of development costs, unit costs, grades, recoveries and other material factors. Inferred mineral resources are that part of a mineral resource for which the overall tonnages, grades and mineral contents can be estimated with a reasonable level of confidence based on geological evidence and apparent geological and grade continuity after applying economic parameters. An inferred mineral resource has a lower level of confidence than that applying to an indicated mineral resource. Exploration potential is the estimated value of potential mineral deposits that FCX has the legal right to access. The value assigned to exploration potential was determined by interpreting the known exploration information and exploration results, including geological data and/or geological information, that were available as of the acquisition date.

Carrying amounts assigned to VBPP are not charged to expense until the VBPP becomes associated with additional proven and probable reserves and they are produced or the VBPP is determined to be impaired. Additions to proven and probable reserves for properties with VBPP will carry with them the value assigned to VBPP at the date FCX acquired Phelps Dodge, less any impairment amounts.

Goodwill.  FCX recorded goodwill as a result of the acquisition of Phelps Dodge. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill has an indefinite useful life and is not amortized, but rather is tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a related reporting unit below its carrying amount. FCX uses discounted cash flow models to determine if the carrying value of the reporting unit is less than the fair value of the reporting unit. FCX’s annual impairment test in the fourth quarter of 2008 resulted in the full impairment of goodwill (see Note 7 for further discussion).

Intangible Assets and Liabilities.  FCX recorded intangible assets and liabilities as a result of the acquisition of Phelps Dodge. Indefinite-lived intangibles primarily include water rights. Definite-lived intangibles include favorable and unfavorable contracts (primarily related to molybdenum sales contracts, treatment and refining contract rates, power contracts and tire contracts), royalty payments, patents and process technology. The fair value of identifiable intangible assets was estimated based principally upon comparable market transactions and discounted future cash flow projections. The ranges for estimated useful lives are one to 10 years for molybdenum sales, treatment and refining, power and tire contracts; one to 12 years for royalty payments; and principally 10 to 20 years for patents and process technology. All indefinite-lived intangible assets are subject to impairment testing at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the indefinite-lived intangible asset’s fair value below its carrying value.

Asset Impairment.  FCX reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Long-lived assets, other than goodwill and indefinite-lived intangible assets, are evaluated for impairment under the two-step model established by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured as the amount by which asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset.

In evaluating mining operations’ long-lived assets for recoverability, estimates of after-tax undiscounted future cash flows of FCX’s individual mining operations are used, with impairment losses measured by reference to fair value. As quoted market prices are unavailable for FCX’s individual mining operations, fair value is determined through the use of discounted estimated future cash flows. Estimated cash flows used to assess recoverability of long-lived assets and measure the fair value of FCX’s mining operations are derived from current business plans developed using near-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. Estimates of future cash flows include near and long-term metal price assumptions; estimates of commodity-based and other input costs; proven and probable reserve estimates; and the use of appropriate current escalation and discount rates.

Deferred Mining Costs.  In accordance with EITF Issue No. 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry” (EITF 04-6), stripping costs (i.e., the costs of removing overburden and waste material to access mineral deposits) incurred during the production phase of a mine are considered variable production costs and are included as a component of inventory produced during the period in which stripping costs are incurred. Major development expenditures, including stripping costs to prepare unique and identifiable areas outside the current mining area for future production that are considered to be pre-production mine development, are capitalized and amortized on the unit-of-production method based on estimated recoverable proven and probable reserves for the ore body benefited. However, where a second or subsequent pit or major expansion is considered to be a continuation of existing mining activities, stripping costs are accounted for as current production cost and a component of the associated inventory.

Prior to the adoption of EITF 04-6, FCX applied the deferred mining cost method in accounting for its post-production stripping costs, which FCX referred to as overburden removal costs. The deferred mining cost method was used by some companies in the metals mining industry; however, industry practice varied. The deferred mining cost method matched the cost of production with the sale of the related metal from the open pit by assigning each metric ton of ore removed an equivalent amount of overburden tonnage, thereby averaging overburden removal costs over the life of the mine. The mining cost capitalized in inventory and the amounts charged to cost of goods sold did not represent the actual costs incurred to mine the ore in any given period. Upon adoption of EITF 04-6 on January 1, 2006, FCX recorded a cumulative effect adjustment ($149 million) to reduce beginning retained earnings for its deferred mining costs asset ($285 million) as of December 31, 2005, net of taxes, minority interest share and inventory effects ($136 million).

Environmental Expenditures.  Environmental expenditures are expensed or capitalized, depending upon their future economic benefits. Liabilities for such expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. For closed facilities and closed portions of operating facilities with environmental obligations, an environmental obligation is accrued when a decision to close a facility, or a portion of a facility, is made by management and the environmental obligation is considered to be probable. Environmental obligations attributed to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and FCX, or any of its subsidiaries, have been associated with the site. Other environmental remediation obligations are considered probable based on specific facts and circumstances. FCX’s estimates of these costs are based on an evaluation of various factors, including currently available facts, existing technology, presently enacted laws and regulations, remediation experience, whether or not FCX is a potentially responsible party (PRP) and the ability of other PRPs to pay their allocated portions. With the exception of those obligations assumed in the acquisition of Phelps Dodge that were recorded at estimated fair values (see Note 15), environmental obligations are recorded on an undiscounted basis. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. Possible recoveries of some of these costs from other parties are not recognized in the consolidated financial statements until they become probable. Legal costs associated with environmental remediation, as defined in American Institute of Certified Public Accountants Statement of Position (SOP) 96-1, “Environmental Remediation Liabilities,” are included as part of the estimated liability.

Asset Retirement Obligations.  In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” FCX records the fair value of estimated asset retirement obligations (AROs) associated with tangible long-lived assets in the period incurred. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction. These liabilities, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to income. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated (primarily on a unit-of-production basis) over the asset’s respective useful life. Reclamation costs for future disturbances are recognized as an ARO and as a related ARC in the period of the disturbance. FCX’s AROs consist primarily of costs associated with mine reclamation and closure activities. These activities, which are site specific, generally include costs for earthwork, revegetation, water treatment and demolition (see Note 15).

Income Taxes.  FCX accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements (see Note 14). A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. The effect on deferred income tax assets and liabilities of a change in tax rates and laws is recognized in income in the period in which such changes are enacted.

On January 1, 2007, FCX adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption of FIN 48, FCX recorded a cumulative effect adjustment of $4 million to increase beginning retained earnings. Following adoption of FIN 48, for amounts accrued for unrecognized tax benefits, FCX includes accrued interest in interest expense and accrued penalties in other income and expenses rather than in its provision for income taxes. FCX had previously included interest and penalties in its provision for income taxes.

Derivative Instruments.  FCX and its subsidiaries have entered into derivative contracts to manage certain risks resulting from fluctuations in commodity prices (primarily copper and gold), foreign currency exchange rates and interest rates by creating offsetting market exposures. FCX accounts for derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as subsequently amended, established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. See Note 17 for a summary of FCX’s outstanding derivative instruments at December 31, 2008, and a discussion of FCX’s risk management strategies for those designated as hedges.

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

Revenues from FCX’s concentrate and cathodes sales are recorded based on either 100 percent of a provisional sales price or a final sales price calculated in accordance with the terms specified in the relevant sales contract. Revenues from concentrate sales are recorded net of treatment and all refining charges (including price participation, if applicable, as discussed below) and the impact of derivative contracts, including the impact of redemptions of FCX’s mandatorily redeemable preferred stock indexed to commodities and the copper collars acquired from Phelps Dodge (see Notes 11 and 17). Moreover, because a portion of the metals contained in copper concentrates is unrecoverable as a result of the smelting process, FCX’s revenues from concentrate sales are also recorded net of allowances based on the quantity and value of these unrecoverable metals. These allowances are a negotiated term of FCX’s contracts and vary by customer. Treatment and refining charges represent payments or price adjustments to smelters and refiners and are either fixed or, in certain cases, vary with the price of copper (referred to as price participation).

Under the long-established structure of sales agreements prevalent in the industry, copper contained in concentrates and cathodes is generally provisionally priced at the time of shipment. The provisional prices are finalized in a specified future period (generally one to four months from the shipment date) based on the quoted London Metal Exchange (LME) or the New York Mercantile Exchange (COMEX) prices. FCX receives market prices based on prices in the specified future period, and, under SFAS No. 133, these sales result in changes recorded to revenues until the specified future period. FCX records revenues and invoices customers at the time of shipment based on then-current LME or COMEX prices, which results in an embedded derivative (i.e., a pricing mechanism that is finalized after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale of the metals contained in the concentrates or cathodes at the then-current LME or COMEX price. FCX applies the normal purchase and sale exception allowed by SFAS No. 133 to the host contract in its concentrate or cathode sales agreements because the sales agreements do not allow for net settlement and always result in physical delivery. Under SFAS No. 133, as amended, the embedded derivative does not qualify for hedge accounting. At December 31, 2008, revenues based on provisional sales prices totaled $768 million. At December 31, 2008, FCX had outstanding provisionally priced sales of 508 million pounds of copper (net of minority interests), priced at an average of $1.39 per pound, subject to final pricing. Final prices on these sales will be established over the first several months of 2009 pursuant to terms of sales contracts.

Gold sales are priced according to individual contract terms, generally the average London Bullion Market Association price for a specified month near the month of shipment.

Approximately 85 percent of FCX’s 2008 molybdenum sales were priced based on prices published in Platts Metals Week, Ryan’s Notes or Metal Bulletin, plus conversion premiums for products that undergo additional processing, such as ferromolybdenum and molybdenum chemical products. The majority of these sales use the average of the previous month. FCX’s remaining molybdenum sales generally have pricing that is either based on a fixed price or adjusts within certain price ranges.

PT Freeport Indonesia concentrate sales are subject to certain royalties, which are recorded as a reduction to revenues (see Note 16 for further discussion).

Stock-Based Compensation.  As of December 31, 2008, FCX has five stock-based employee compensation plans and one stock-based director compensation plan. Prior to 2007, the market price for stock options was defined as the average of the high and low price of FCX common stock on the date of grant. Effective January 2007, the plans were amended to define the market price for future grants as the closing price of FCX common stock on the date of grant.

Effective January 1, 2006, FCX adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), using the modified prospective transition method. Under that transition method, compensation costs recognized in the consolidated statements of operations include: (i) compensation costs for all stock option awards granted to employees prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (ii) compensation costs for all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, for other stock-based awards under the plans, compensation costs are recognized based on the fair value on the date of grant for restricted stock units and the intrinsic value on the reporting or exercise date for cash-settled stock appreciation rights (SARs). FCX has elected to recognize compensation costs for stock option awards that vest over several years on a straight-line basis over the vesting period. FCX’s stock option awards provide for employees to receive the next year’s vesting after an employee retires. For awards granted after January 1, 2006, FCX accelerates one year of amortization for retirement-eligible employees. Certain restricted stock units are performance-based awards with accelerated vesting upon retirement. Therefore, in accordance with SFAS No. 123R, FCX recognizes compensation costs for restricted stock units granted to retirement-eligible employees in the period during which the employee performs the service related to the grant. The services may be performed in the calendar year preceding the date of grant. FCX includes estimated forfeitures in its compensation costs and updates the estimated forfeiture rate through the final vesting date of the awards.

Earnings Per Share.  FCX’s basic net (loss) income per share of common stock was calculated by dividing net (loss) income applicable to common stock by the weighted-average number of common shares outstanding during the year. The following is a reconciliation of net (loss) income and weighted-average common shares outstanding for purposes of calculating diluted net (loss) income per share for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
(Loss) income from continuing operations	$(11,067)	$2,942	$1,457
Preferred dividends and losses on induced conversions	(274)	(208)	(61)
(Loss) income from continuing operations applicable
to common stock	(11,341)	2,734	1,396
Plus income impact of assumed conversion of:
6¾% Mandatory Convertible Preferred Stock	–	147	–
5½% Convertible Perpetual Preferred Stock	–	61	61
7% Convertible Senior Notes	–	–	12
Diluted net (loss) income from continuing operations
applicable to common stock	(11,341)	2,942	1,469
Income from discontinued operations	–	35	–
Diluted net (loss) income applicable to common shares	$(11,341)	$2,977	$1,469

Weighted-average common shares outstanding	382		341	191
Add shares issuable upon conversion, exercise
or vesting of:
6¾% Mandatory Convertible Preferred Stock
(see Note 13)	–	[a]	30	–
5½% Convertible Perpetual Preferred Stock (see Note 13)	–	[b]	23	22
7% Convertible Senior Notes (see Note 11)	–		–	7
Dilutive stock options (see Note 13)	–	[c]	2	1
Restricted stock (see Note 13)	–	[d]	1	–
Weighted-average common shares outstanding for
purposes of calculating diluted net (loss) income per share	382		397	221

Diluted net (loss) income per share of common stock:
Continuing operations	$(29.72)		$7.41	$6.63
Discontinued operations	–		0.09	–
Diluted net (loss) income per share of common stock	$(29.72)		$7.50	$6.63

a.	Conversion of preferred shares to common stock of approximately 39 million was anti-dilutive.
b.	Conversion of preferred shares to common stock of approximately 23 million was anti-dilutive.
c.	Potential additional shares of common stock of approximately 2 million were anti-dilutive.
d.	Potential additional shares of common stock of approximately 1 million were anti-dilutive.

FCX’s convertible instruments are excluded from the computation of diluted net (loss) income per share of common stock when including the conversion of these instruments results in an anti-dilutive effect on earnings per share (see footnotes a and b in the table above). Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net (loss) income per share of common stock. There were approximately two million stock options with a weighted-average exercise price of $69.89 excluded in 2008, none in 2007 and approximately one million stock options with a weighted-average exercise price of $63.77 in 2006.

New Accounting Standards.  Fair Value Measurements. In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 does not require any new fair value measurements under U.S. generally accepted accounting principles (GAAP); rather this statement establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. In February 2008, FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those years. FCX adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis effective

January 1, 2008. This partial adoption of SFAS No. 157 did not have a material impact on our financial reporting and disclosures as FCX’s financial assets are measured using quoted market prices, or Level 1 inputs. FCX is currently evaluating the impact that the adoption of SFAS No. 157 will have on its financial reporting for nonfinancial assets or liabilities not valued on a recurring basis (at least annually).

Fair Value Option for Financial Assets and Liabilities. In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FCX adopted SFAS No. 159 effective January 1, 2008, and FCX did not measure any additional financial instruments at fair value that are not required to be measured at fair value.

Business Combinations. In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). Under SFAS No. 141R, all business combinations will be accounted for under the acquisition method, and the new standard makes certain other changes to the accounting for business combinations, of which the most significant are as follows: (i) whether all or a partial interest is acquired, the acquirer will recognize the full value of assets acquired, liabilities assumed and noncontrolling interests; (ii) direct costs of a business combination will be charged to expense if they are not associated with issuing debt or equity securities; (iii) any contingent consideration will be recognized and measured at fair value on the acquisition date, with subsequent changes to the fair value recognized in earnings; and (iv) equity issued in consideration for a business combination will be measured at fair value as of the acquisition date. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Early adoption is prohibited.

Noncontrolling Interests in Consolidated Financial Statements. In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” which clarifies that noncontrolling interests (minority interests) are to be treated as a separate component of equity and any changes in the ownership interest (in which control is retained) are to be accounted for as capital transactions. However, a change in ownership of a consolidated subsidiary that results in a loss of control is considered a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 also provides additional disclosure requirements for each reporting period. SFAS No. 160 applies to fiscal years beginning on or after December 15, 2008, with early adoption prohibited. This statement is required to be adopted prospectively, except for the following provisions, which are expected to be applied retrospectively: (i) the reclassification of noncontrolling interests to equity in the consolidated balance sheets and (ii) the adjustment to consolidated net income to include net income attributable to both the controlling and noncontrolling interests.

Disclosures about Derivative Instruments and Hedging Activities. In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 amends the disclosure requirements for derivative instruments and hedging activities contained in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under SFAS No. 161, entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require disclosure for earlier periods presented for comparative purposes at initial adoption. FCX adopted SFAS No. 161 for the year ended December 31, 2008.

The Hierarchy of Generally Accepted Accounting Principles. In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 was effective November 15, 2008, and adoption did not result in a change in FCX’s accounting practices.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion. In May 2008, FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which will change the accounting treatment for convertible debt securities that the issuer may settle fully or partially in cash. FSP No. APB 14-1 requires bifurcation of convertible debt instruments into a debt component that is initially recorded at fair value and an equity component that represents the difference between the initial proceeds from issuance of the instrument and the fair value allocated to the debt component. The debt component is subsequently accreted (as a component of interest expense) to par value over its expected life. FSP No. APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008, and must be retrospectively applied to all prior periods presented, even if an instrument has matured, converted, or otherwise been extinguished as of the FSP’s effective date. FCX will adopt FSP No. APB 14-1 on January 1, 2009, and will be required to retrospectively apply its provisions to its 7% Convertible Senior Notes. FCX is currently evaluating the impact that the adoption of FSP No. APB 14-1 will have on its consolidated financial statements.

Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active. In October 2008, FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides key considerations in determining the fair value of the financial asset. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate. The adoption of FSP No. FAS 157-3 did not have a material impact on FCX’s financial reporting and disclosures.

Employers’ Disclosures about Postretirement Benefit Plan Assets. In December 2008, FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which provides enhanced guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 revises disclosure requirements on pension and postretirement plan assets from those required in the original SFAS No. 132 after the FASB decided disclosures about fair value measurements for postretirement plan assets were not within the scope of SFAS No. 157. The disclosures about plan assets required by FSP FAS 132(R)-1 are effective for fiscal years ending after December 15, 2009, with early application permitted. Upon initial application, disclosures are not required for earlier periods that are presented for comparative purposes. FCX is currently evaluating the impact that the adoption of FSP No. FAS 132(R)-1 will have on its financial disclosures.

Reclassifications.  For comparative purposes, primarily the revision to FCX’s presentation of its business segments, certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2.  ASSET IMPAIRMENTS AND OTHER CHARGES
The following table summarizes long-lived asset impairments, other than goodwill, and other charges recorded during the year ended December 31, 2008 (see Note 19 for long-lived asset impairments and other charges by FCX’s reportable segments):

Long-lived asset impairments	$10,867
Pension and postretirement special benefits and curtailments	61
Restructuring costs	50
Total long-lived asset impairments and other charges	$10,978

During the fourth quarter of 2008, there was a dramatic decline in copper and molybdenum prices. After averaging $3.05 per pound in 2006, $3.23 per pound in 2007 and $3.61 per pound for the first nine months of 2008, LME spot copper prices declined to a four-year low of $1.26 per pound in December 2008 and averaged $1.78 per pound in the fourth quarter of 2008 and closed at $1.32 per pound on December 31, 2008. Additionally, while molybdenum markets have been strong in recent years with prices averaging approximately $25 per pound in 2006, $30 per pound in 2007 and $33 per pound for the first nine months of 2008, molybdenum prices declined significantly to a four-year low of $8.75 per pound in November 2008 and averaged approximately $16 per pound in the fourth quarter of 2008 and closed at $9.50 per pound on December 31, 2008.

Although FCX’s long-term strategy of developing its resources to their full potential remains in place, the decline in copper and molybdenum prices and the deterioration of the economic and credit environment during the fourth quarter of 2008 have limited FCX’s ability to invest in growth projects and required FCX to make adjustments to its near-term plans. FCX responded to the sudden downturn and uncertain near-term outlook by revising its near-term strategy to protect liquidity while preserving its mineral resources and growth options for the longer term. Accordingly, operating plans were revised to reflect: (i) curtailment of copper production at high-cost North America operations and of molybdenum production at the Henderson molybdenum mine; (ii) capital cost reductions; (iii) aggressive cost control, including workforce reductions, reduced equipment purchases that were planned to support expansion projects, a reduction in material and supplies inventory and reductions in exploration, research and administrative costs; and (iv) suspension of FCX’s annual common stock dividend.

In connection with these significant adverse changes during the fourth quarter of 2008, FCX evaluated its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment as of December 31, 2008. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually as of December 31.

FCX’s asset impairment evaluations, including its annual goodwill impairment test, required FCX to make several assumptions in determining estimates of future cash flows to determine fair value of its individual mining operations, including: near and long-term metal price assumptions; estimates of commodity-based and other input costs; proven and probable reserve estimates, including any costs to develop the reserves and the timing of producing the reserves; and the use of appropriate current escalation and discount rates. Projected long-term average metal prices represented the most significant assumption used in the cash flow estimates. In connection with the March 2007 acquisition of Phelps Dodge, FCX allocated the $25.8 billion purchase price to the estimated fair values of net assets acquired, including $6.2 billion for goodwill. Metal price projections used to value the net assets acquired at the acquisition date ranged from near-term prices of $2.98 per pound for copper declining over an eight-year period to $1.20 per pound and $26.20 per pound for molybdenum declining over a five-year period to $8.00 per pound, reflecting price expectations at that time. FCX’s impairment evaluations at December 31, 2008, were based on price assumptions reflecting prevailing copper futures prices for three years, which ranged from approximately $1.40 per pound to $1.50 per pound, and a long-term average price of $1.60 per pound. Molybdenum prices were assumed to average $8.00 per pound.

FCX’s evaluation of long-lived assets (other than goodwill) for impairment resulted in the recognition of asset impairment charges totaling $10.9 billion ($6.6 billion to net loss or $17.34 per diluted share) for 2008. See Note 7 for discussion of impairment charges relating to goodwill.

Other charges relating to FCX’s revised operating plans in the fourth quarter of 2008 include pension and postretirement charges of $61 million ($37 million to net loss or $0.10 per diluted share) for special retirement benefits and curtailments and restructuring charges of $50 million ($30 million to net loss or $0.08 per diluted share) for employee severance and benefit costs, contract termination costs and other project cancellation costs. The restructuring charge reflects workforce reductions of approximately 3,000 employees and other charges resulting from revised operating plans that reflect a 25 percent reduction in mining and crushed-leach rates at the Morenci mine in Arizona, a 50 percent reduction in mining and stacking rates at the Safford mine in Arizona, a 50 percent reduction in the mining rate at the Tyrone mine in New Mexico, suspension of mining and milling activities at the Chino mine in New Mexico, and a 25 percent reduction in annual production at the Henderson molybdenum mine in Colorado. In addition, the revised operating plans included decisions to defer certain capital projects, including the (i) incremental expansion projects at the Sierrita and Bagdad mines in Arizona, the Cerro Verde mine in Peru and the sulfide project at the El Abra mine in Chile, (ii) the planned restart of the Miami mine in Arizona and (iii) the suspension of construction activities associated with the restart of the Climax molybdenum mine in Colorado. In the first quarter of 2009, Morenci’s operating plans were revised to reflect an additional reduction in mining and crushed-leach rates for a total 50 percent reduction.

The following table reflects 2008 activities associated with the liabilities (included in accounts payable and accrued liabilities) incurred in connection with the restructuring:

	2008		December 31,
	Additions	Payments	2008
North America Copper Mines
Morenci
Employee severance and benefit costs	$3	$(1)	$2
Sierrita
Contract cancellation and other costs	2	(2)	–
Other mines
Employee severance and benefit costs	12	–	12
Contract cancellation and other costs	6	(5)	1
	23	(8)	15

South America Copper Mines
Cerro Verde
Contract cancellation and other costs	1	–	1
Other mines
Employee severance and benefit costs	6	–	6
	7	–	7

Africa
Employee severance and benefit costs	2	–	2

Molybdenum
Employee severance and benefit costs	1	–	1
Contract cancellation and other costs	3	(3)	–
	4	(3)	1

Rod & Refining
Employee severance and benefit costs	4	–	4

Corporate & Other
Employee severance and benefit costs	7	(1)	6
Contract cancellation and other costs	3	–	3
	10	(1)	9

Total	$50	$(12)	$38

NOTE 3.  OWNERSHIP IN SUBSIDIARIES, JOINT VENTURES AND INVESTMENT IN PT SMELTING
Ownership in Subsidiaries.  On March 19, 2007, FMC became a wholly owned subsidiary of FCX. FMC is a fully integrated producer of copper and molybdenum, with mines in North America and South America, copper and molybdenum conversion facilities, and several development projects, including Tenke Fungurume in the Democratic Republic of Congo (DRC). At December 31, 2008, FMC’s major operating copper mines in North America were Morenci, Sierrita, Bagdad and Safford located in Arizona, and Tyrone located in New Mexico. FCX has an 85 percent interest in Morenci (see “Joint Ventures – Sumitomo”) and owns 100 percent of the other North America mines. At December 31, 2008, operating copper mines in South America were Cerro Verde (53.56 percent owned) located in Peru and Candelaria (80 percent owned), Ojos del Salado (80 percent owned) and El Abra (51 percent owned) located in Chile. FMC also owns the Henderson and Climax molybdenum mines located in Colorado. The Henderson mine is currently operating, while the Climax mine is on care-and-maintenance status. In addition to copper and molybdenum, certain mines produce other minerals as by-products, such as gold, silver and rhenium. At December 31, 2008, FMC’s net assets totaled $9.4 billion and its accumulated deficit totaled $16.1 billion. As of December 31, 2008, FCX had a $137 million loan outstanding to FMC.

FCX owns an effective 57.75 percent interest (through its ownership in FMC) in Tenke Fungurume Mining, S.A.R.L. (Tenke Fungurume), a company incorporated under the laws of the DRC. The remaining ownership interests are held by Tenke Mining Corp. (TMC), which is owned by Lundin Mining Corporation (an effective 24.75 percent) and La Générale des Carrières et des Mines (Gécamines), which is wholly owned by the Government of the DRC (17.5 percent). FCX is responsible for funding 70 percent of project development costs and is also responsible for certain cost overruns on the initial project. Gécamines has an undilutable carried interest and is not responsible for funding any project costs. In accordance with the terms of the agreement, Gécamines will receive asset transfer payments totaling $100 million, $70 million of which has already been paid and the remainder of which will be paid over a period of approximately three years. Tenke Fungurume will produce copper and cobalt and is expected to commence mining operations during the second half of 2009.

FCX’s direct ownership in PT Freeport Indonesia totals 81.28 percent. PT Indocopper Investama, an Indonesian company, owns 9.36 percent of PT Freeport Indonesia and FCX owns 100 percent of PT Indocopper Investama. At December 31, 2008, PT Freeport Indonesia’s net assets totaled $2.3 billion and its retained earnings totaled $2.1 billion. As of December 31, 2008, FCX had no outstanding loans to PT Freeport Indonesia.

FCX owns 100 percent of the outstanding Atlantic Copper common stock. At December 31, 2008, Atlantic Copper’s net assets totaled $155 million and its accumulated deficit totaled $235 million. FCX had a $130 million loan outstanding to Atlantic Copper, and Atlantic Copper’s debt under financing arrangements that are guaranteed by FCX totaled $82 million at December 31, 2008.

In 2003, FCX acquired the 85.71 percent ownership interest in PT Puncakjaya Power (Puncakjaya Power) owned by affiliates of Duke Energy Corporation for $68 million cash, net of $10 million of cash acquired. Puncakjaya Power is the owner of assets supplying power to PT Freeport Indonesia’s operations, including the 3x65 megawatt coal-fired power facilities. PT Freeport Indonesia purchases power from Puncakjaya Power under infrastructure asset financing arrangements. In 2005, FCX prepaid $187 million of bank debt associated with Puncakjaya Power’s operations. At December 31, 2008, FCX had a $37 million loan outstanding to Puncakjaya Power, PT Freeport Indonesia had infrastructure asset financing obligations payable to Puncakjaya Power totaling $132 million and Puncakjaya Power had a receivable from PT Freeport Indonesia for $172 million, including Rio Tinto’s share. FCX consolidates PT Freeport Indonesia and Puncakjaya Power. FCX’s consolidated balance sheets reflect receivables of $37 million ($10 million in other accounts receivable and $27 million in long-term assets) at December 31, 2008, and $46 million ($9 million in other accounts receivable and $37 million in long-term assets) at December 31, 2007, for Rio Tinto’s share of Puncakjaya Power’s receivable as provided for in FCX’s joint venture agreement with Rio Tinto.

Joint Ventures.  FCX has the following unincorporated joint ventures with third parties.

Rio Tinto. In 2004, FCX purchased Rio Tinto’s 23.9 million shares of FCX common stock for $882 million (approximately $36.85 per share) with a portion of the proceeds from the sale of the 5½% Convertible Perpetual Preferred Stock (see Note 13). Rio Tinto acquired these shares from FCX’s former parent company in 1995 in connection with the spin-off of FCX as an independent company. FCX and Rio Tinto have established certain unincorporated joint ventures that were not impacted by FCX’s purchase of its shares from Rio Tinto. Under the joint venture arrangements, Rio Tinto has a 40 percent interest in PT Freeport Indonesia’s Contract of Work and the option to participate in 40 percent of any other future exploration projects in Papua, Indonesia.

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

The joint venture agreement provides for adjustments to the specified annual amounts of copper, gold and silver attributable 100 percent to PT Freeport Indonesia upon the occurrence of certain events that cause an extended interruption in production to occur, including events such as the fourth-quarter 2003 Grasberg open-pit slippage and debris flow. As a result of the Grasberg slippage and debris flow events, the 2004 specified amounts attributable 100 percent to PT Freeport Indonesia were reduced by 172 million recoverable pounds for copper and 272,000 recoverable ounces for gold. Pursuant to agreements in 2005 and early 2006 with Rio Tinto, these reductions were partially offset by increases in the specified amounts attributable 100 percent to PT Freeport Indonesia totaling 62 million recoverable pounds for copper and 170,000 recoverable ounces for gold in 2005, and

110 million recoverable pounds for copper and 102,000 recoverable ounces for gold in 2021. The payable to Rio Tinto for its share of joint venture cash flows was less than $1 million at December 31, 2008, and $68 million at December 31, 2007.

Under the joint venture arrangements, Rio Tinto funded $100 million in 1996 for approved exploration costs in the areas covered by Contracts of Work held by FCX subsidiaries. Agreed-upon exploration costs in the joint venture areas are shared 60 percent by FCX and 40 percent by Rio Tinto. In September 2008, Rio Tinto notified FCX that it no longer planned to participate in exploration joint ventures in the PT Nabire Bakti Mining and PT Irja Eastern Minerals Contract of Work areas in Indonesia for the remainder of 2008. As a result, as long as Rio Tinto continues not to fund these exploration projects, FCX has the option to fund 100 percent of future exploration costs in these areas and Rio Tinto's interest in these areas will decline over time in accordance with the joint venture agreement. Rio Tinto has the option to resume participation in PT Irja Eastern Minerals on a monthly basis and in PT Nabire Bakti Mining on an annual basis. Rio Tinto continues to participate in exploration joint ventures in PT Freeport Indonesia's Contract of Work areas.

Sumitomo. FCX owns an 85 percent undivided interest in Morenci via an unincorporated joint venture. The remaining 15 percent is owned by Sumitomo, a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation. Each partner takes in kind its share of Morenci’s production. FMC purchased 90 million pounds of Morenci’s copper cathode from Sumitomo for $281 million during 2008 and 87 million pounds for $299 million during the period March 20, 2007 to December 31, 2007. FCX had a $2 million net receivable from Sumitomo at December 31, 2008, and a $10 million net payable at December 31, 2007.

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

PT Freeport Indonesia’s contract with PT Smelting provides for the supply of 100 percent of the copper concentrate requirements necessary for PT Smelting to produce 205,000 metric tons of copper annually (essentially the smelter’s original design capacity) on a priority basis. For the first 15 years of PT Smelting’s commercial operations, beginning December 1998, PT Freeport Indonesia agreed that the combined treatment and refining charges (fees paid to smelters by miners) would approximate market rates, but will not fall below specified minimum rates. The minimum rate, applicable to the period April 27, 2008 to April 27, 2014, is to be determined annually and be sufficient to cover PT Smelting’s annual cash operating costs (net of credits and including costs of debt service) for 205,000 metric tons of copper. The maximum rate is $0.30 per pound. The agreement is an amendment to the long-term sales contract, which is pending approval from the Department of Energy and Mineral Resources of the Government of Indonesia. PT Freeport Indonesia also sells copper concentrate to PT Smelting at market rates, which are not subject to a minimum or maximum rate, for quantities in excess of 205,000 metric tons of copper annually.

FCX’s investment in PT Smelting totaled $99 million at December 31, 2008, and $71 million at December 31, 2007. PT Smelting had project-specific debt, nonrecourse to PT Freeport Indonesia, totaling $240 million at December 31, 2008, and $219 million at December 31, 2007. PT Freeport Indonesia had a trade receivable from PT Smelting totaling $37 million at December 31, 2008, and $91 million at December 31, 2007.

NOTE 4.  DISCONTINUED OPERATIONS
On October 31, 2007, FCX sold its international wire and cable business, Phelps Dodge International Corporation (PDIC), for $735 million, which resulted in a net loss of $14 million ($9 million to net income) for transaction-related costs. The transaction generated after-tax proceeds of approximately $650 million (net proceeds of $597 million after taxes, transaction-related costs and PDIC cash).

As a result of the sale, the operating results of PDIC have been removed from continuing operations and reported as discontinued operations in the consolidated statements of operations. Selected financial information that has been reported as discontinued operations for the period March 20, 2007, through December 31, 2007, follows:

Revenues	$937
Operating income	78
Provision for income taxes	(24)
Income from discontinued operations	35

Cash flows from discontinued operations for the year ended December 31, 2007, have not been separately identified in the consolidated statements of cash flows.

NOTE 5.  INVENTORIES, AND MILL AND LEACH STOCKPILES
The components of inventories follow:

	December 31,
	2008	2007
Mining Operations:
Raw materials	$1	$1
Work-in-process	128	71
Finished goods[a]	703	898
Atlantic Copper:
Raw materials (concentrates)	164	164
Work-in-process	71	220
Finished goods	1	6
Total product inventories	1,068	1,360
Total materials and supplies, net[b]	1,124	818
Total inventories	$2,192	$2,178

a.	Primarily includes copper concentrates, anodes, cathodes and rod, and molybdenum.

b.	Materials and supplies inventory is net of obsolescence reserves totaling $22 million at December 31, 2008, and $16 million at December 31, 2007.

The following summarizes mill and leach stockpiles as of December 31, 2008:

	North	South
	America	America	Africa	Total
Current:
Mill stockpiles	$–	$10	$–	$10
Leach stockpiles	489	72	–	561
Total current mill and leach
stockpiles	$489	$82	$–	$571

Long-term[a]:
Mill stockpiles	$2	$335	$3	$340
Leach stockpiles	625	180	–	805
Total long-term mill and leach
stockpiles	$627	$515	$3	$1,145

a.	Materials in stockpiles not expected to be recovered within the next 12 months.

The following summarizes mill and leach stockpiles as of December 31, 2007:

	North	South
	America	America	Total
Current:
Mill stockpiles	$–	$6	$6
Leach stockpiles	630	71	701
Total current mill and leach stockpiles	$630	$77	$707

Long-term[a]:
Mill stockpiles	$–	$248	$248
Leach stockpiles	685	173	858
Total long-term mill and leach stockpiles	$685	$421	$1,106

a.	Materials in stockpiles not expected to be recovered within the next 12 months.

In connection with the March 2007 acquisition of Phelps Dodge, acquired inventories, including mill and leach stockpiles, were recorded at fair value using near-term price forecasts reflecting the then-current price environment and management’s projections for long-term average metal prices. As a result of the declines in copper and molybdenum prices in the fourth quarter of 2008 and the impact of higher operating costs on inventory balances during 2008, FCX recorded charges of $782 million ($479 million to net loss or $1.26 per diluted share) for lower of cost or market (LCM) inventory adjustments.

NOTE 6.  PROPERTY, PLANT, EQUIPMENT AND DEVELOPMENT COSTS, NET
The components of net property, plant, equipment and development costs, along with 2008 impairment charges, follow:

	December 31,		2008
	2008	2007	Impairments
Proven and probable reserves	$4,052	$13,797	$10,056
VBPP	1,341	2,103	471
Development and other	2,572	2,516	279
Buildings and infrastructure	2,381	2,300	167
Machinery and equipment	5,713	6,023	938
Mobile equipment	1,801	2,106	393
Construction in progress	2,686	1,197	27
Property, plant, equipment and
development costs	20,546	30,042	12,331
Accumulated depreciation, depletion and
amortization	(4,544)	(4,327)	(1,583)
Property, plant, equipment and
development costs, net	$16,002	$25,715	$10,748

FCX recorded $2.2 billion for VBPP in connection with the Phelps Dodge acquisition in 2007 and transferred $287 million during 2008 and $93 million during 2007 to proven and probable reserves.

FCX’s capitalized interest totaled $122 million in 2008, $147 million in 2007 and $11 million in 2006. Capitalized interest primarily related to development projects at Tenke Fungurume in 2008 and Safford and Tenke Fungurume in 2007.

In connection with the decline in copper and molybdenum prices and the deterioration of the economic environment during the fourth quarter of 2008, FCX evaluated its long-lived assets for impairment as of December 31, 2008. FCX’s evaluations were based on current business plans developed using near-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. These evaluations resulted in the recognition of asset impairment charges of $10.9 billion ($6.6 billion to net loss or $17.34 per diluted share), consisting of $10,748 million to reduce the carrying values of property, plant, equipment and development costs and $119 million to reduce the carrying values of definite-lived intangible assets (see Note 2 for further discussion).

NOTE 7.  GOODWILL, AND INTANGIBLE ASSETS AND LIABILITIES
Goodwill.  Changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007, follow:

Balance at January 1, 2007	$–
Acquisition of Phelps Dodge	6,265
Additions[a]	21
Disposal of PDIC (see Note 4)	(181)
Balance at December 31, 2007	6,105
Purchase accounting adjustment	(57)
Deferred tax liability adjustment associated with the
purchase of Phelps Dodge[b]	(61)
Impairment losses	(5,987)
Balance at December 31, 2008	$–

a.	In 2007, FCX acquired minority shareholders’ interests in several of its subsidiaries, which were subsequently included in the sale of PDIC.

b.	Adjustment was allocated to the Morenci mine.

FCX recorded goodwill in connection with the Phelps Dodge acquisition, which primarily related to the requirement to recognize a deferred tax liability for the difference between the assigned values and the tax basis of assets acquired and liabilities assumed in a business combination. In accordance with accounting rules, goodwill resulting from a business combination is assigned to the acquiring entity's reporting units that are expected to benefit from the business combination. The allocation of goodwill to the reporting units, which FCX determined included its individual mines, was completed in the first quarter of 2008.

Goodwill has an indefinite useful life and is not amortized, but rather is tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a related reporting unit below its carrying amount. FCX performed its annual goodwill impairment testing in the fourth quarter of 2008. FCX’s evaluations were based on current business plans developed using near-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. These evaluations resulted in the recognition of impairment charges of $6.0 billion ($6.0 billion to net loss or $15.69 per diluted share) to eliminate the full carrying value of goodwill (see Note 2 for further discussion of assumptions used in determining fair value).

Intangible Assets and Liabilities.  The components of intangible assets and intangible liabilities (included in other liabilities) as of December 31, 2008, follow:

	December 31, 2008
	Gross		Net
	Carrying	Accumulated	Book
	Value[a]	Amortization[a]	Value
Indefinite-lived water rights	$256	$–	$256
Patents and process technology	48	(6)	42
Royalty payments	47	(7)	40
Power contracts	26	(11)	15
Tire contracts	9	(2)	7
Other intangibles	4	–	4
Total intangible assets	$390	$(26)	$364

Treatment and refining terms in
sales contracts	$52	$(15)	$37
Molybdenum sales contracts	108	(108)	–
Total intangible liabilities	$160	$(123)	$37

a.	After impairments recorded in 2008.

In connection with the decline in copper and molybdenum prices and the deterioration of the economic environment during the fourth quarter of 2008, FCX evaluated its long-lived assets for impairment as of December 31, 2008. FCX’s evaluations were based on current business plans developed using near-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. These evaluations resulted in the recognition of asset impairment charges of $119 million ($74 million to net loss or $0.19 per diluted share) to reduce the carrying values of definite-lived intangible assets (see Note 2 for further discussion).

Indefinite-lived intangible assets are tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the indefinite-lived intangible asset’s fair value below its carrying value. FCX performed its annual impairment testing in the fourth quarter of 2008 and concluded that there was no impairment of indefinite-lived intangible assets.

The components of intangible assets and intangible liabilities (included in other liabilities) as of December 31, 2007, follow:

	December 31, 2007
	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
Indefinite-lived water rights	$200	$–	$200
Patents and process technology	48	(2)	46
Royalty payments	39	(2)	37
Power contracts	169	(38)	131
Tire contracts	39	(4)	35
Other intangibles	24	(1)	23
Total intangible assets	$519	$(47)	$472

Treatment and refining terms in
sales contracts	$52	$(9)	$43
Molybdenum sales contracts	115	(111)	4
Total intangible liabilities	$167	$(120)	$47

Amortization of intangible assets recognized in production and delivery costs was $63 million in 2008 and $47 million in 2007. Amortization of intangible liabilities recognized in revenues totaled $3 million in 2008 and $120 million in 2007. The estimated net amortization expense for the next five years totals $7 million in 2009, $9 million in 2010, $5 million in 2011, $5 million in 2012 and $3 million in 2013.

NOTE 8.  TRUST ASSETS
The components of trust assets follow:

	December 31,
	2008	2007
Employee and retiree benefit trusts[a]	$117	$18
Global reclamation and remediation[b]	114	544
Change of control	15	21
Rabbi trust	14	23
Total trust assets	260	606
Less current portion (included in other current assets)	(118)	–
Long-term trust assets	$142	$606

a.
During 2008, the Voluntary Employees’ Beneficiary Association (VEBA) trusts were amended to allow benefit payments for active as well as retired employees; therefore, these trusts no longer qualify under applicable accounting rules as plan assets under FCX’s postretirement medical and life insurance benefit plans.

b.
Decrease results primarily from reimbursement of previously incurred costs for reclamation and environmental activities. Includes $114 million in 2008 and $106 million in 2007 of legally restricted funds for AROs at the Chino, Tyrone and Cobre mines. See Note 15 for further discussion.

NOTE 9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following provides additional information regarding accounts payable and accrued liabilities.

	December 31,
	2008	2007
Accounts payable	$1,164	$1,195
Provisionally priced sales adjustments[a]	698	59
Pension, postretirement, postemployment and other
employee benefits[b]	156	108
Accrued interest[c]	136	144
Salaries, wages and other compensation	129	278
Current deferred tax liability	78	171
Community development programs	74	118
Other	287	272
Total accounts payable and accrued liabilities	$2,722	$2,345

a.	Represents payables to customers as a result of adjusting embedded derivatives in provisionally priced sales to market prices (see “Revenue Recognition” in Note 1 for further discussion).

b.	See Note 10 for long-term portion and Note 12 for further discussion.

c.	Third-party interest paid by FCX was $741 million in 2008, $504 million in 2007 and $80 million in 2006.

NOTE 10.  OTHER LIABILITIES
The following provides additional information regarding other liabilities.

	December 31,
	2008	2007
Pension, postretirement, postemployment and other
employment benefits and long-term incentive
compensation[a]	$964	$644
Reserve for uncertain tax benefits	159	115
Accrued long-term tax liability	82	80
Atlantic Copper contractual obligation to
insurance company (see Note 12)	62	72
Community development programs	59	–
Insurance claim reserve	50	44
Other	144	151
Total other liabilities	$1,520	$1,106

a.	See Note 9 for short-term portion and Note 12 for further discussion.

NOTE 11.  LONG-TERM DEBT
The components of long-term debt follow:

	December 31,
	2008	2007
Senior Credit Facility	$150	$–
Senior Notes:
8.375% Senior Notes due 2017	3,500	3,500
8.25% Senior Notes due 2015	1,500	1,500
Senior Floating Rate Notes due 2015	1,000	1,000
6⅞% Senior Notes due 2014	340	340
9½% Senior Notes due 2031	198	239
8¾% Senior Notes due 2011	115	118
6⅛% Senior Notes due 2034	115	115
7⅛% Debentures due 2027	115	115
7% Convertible Senior Notes due 2011	1	1
Other (including equipment capital leases and
short-term borrowings)	317	283
Total debt	7,351	7,211
Less current portion of long-term debt and
short-term borrowings	(67)	(31)
Long-term debt	$7,284	$7,180

Senior Credit Facility.  In connection with financing FCX’s acquisition of Phelps Dodge, FCX used proceeds from its borrowings under its $11.5 billion senior credit facility. At the close of the Phelps Dodge acquisition, the senior credit facility consisted of a $2.5 billion senior term loan due March 2012, a $7.5 billion Tranche B term loan due March 2014 and $1.5 billion in revolving credit facilities due March 2012, with no amounts drawn on the revolving credit facilities. The revolving credit facilities are composed of (i) a $1.0 billion revolving credit facility available to FCX and (ii) a $0.5 billion revolving credit facility available to both FCX and PT Freeport Indonesia. FCX used proceeds from equity offerings, operating cash flows and asset sales to prepay the $10 billion of term loans by December 31, 2007. FCX had borrowings of $150 million and $74 million of letters of credit issued under the revolving credit facilities at December 31, 2008, resulting in availability of approximately $1.3 billion, of which $926 million could be used for additional letters of credit.

Interest on the revolving credit facilities is based on the London Interbank Offered Rate (LIBOR) plus 1.00 percent, subject to an increase or decrease in the interest rate margin based on the credit ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Services. The interest rate on the revolving credit facilities was 1.44 percent at December 31, 2008.

The senior credit facility also contains covenants, including limitations on indebtedness, liens, asset sales, restricted payments and transactions with affiliates. In addition, the senior credit facility requires that FCX meet certain financial tests at any time that borrowings are outstanding under the facility, including a leverage ratio test (Total Debt to Consolidated EBITDA, as those terms are defined in the facility, for the preceding four quarters cannot exceed 5.0 to 1.0 on the last day of any fiscal quarter) and a secured leverage ratio test (Total Secured Debt to Consolidated EBITDA, as those terms are defined in the facility, for the preceding four quarters cannot exceed 3.0 to 1.0 on the last day of any fiscal quarter). For the four quarters ended December 31, 2008, the Total Debt to Consolidated EBITDA ratio was 1.1 to 1.0 and the Total Secured Debt to Consolidated EBITDA ratio was 0.07 to 1.0. In January 2009, the facility was amended to adjust the calculation for Consolidated EBITDA to reduce the third quarter of 2008 and increase the fourth quarter of 2008 by $715 million, which is associated with the adjustment for provisionally priced copper sales from prior periods that resulted from the decline in copper prices. The amendment avoids a distortion in the fourth quarter of 2008 Consolidated EBITDA for purposes of quarterly calculations through third quarter of 2009. The senior credit facility is guaranteed by certain wholly owned subsidiaries of FCX and is secured by the pledge of equity in substantially all of these subsidiary guarantors and certain other non-guarantor subsidiaries of FCX, and intercompany indebtedness owed to FCX. Borrowings by FCX and PT Freeport Indonesia under the $0.5 billion revolver are also secured with a pledge of 50.1 percent of the outstanding stock of PT Freeport Indonesia, over 90 percent of the assets of PT Freeport Indonesia and, with respect to borrowings by PT Freeport Indonesia, a pledge of the Contract of Work.

During 2007, FCX recorded net charges totaling $154 million ($120 million to net income or $0.30 per diluted share) for early extinguishment of debt related to the accelerated recognition of deferred financing costs associated with the repayment of amounts under the senior credit facility.

Senior Notes.  In March 2007, in connection with financing FCX’s acquisition of Phelps Dodge, FCX sold $3.5 billion of 8.375% Senior Notes due April 2017, $1.5 billion of 8.25% Senior Notes due April 2015 and $1.0 billion of Senior Floating Rate Notes due April 2015 for total net proceeds of $5.9 billion. Interest on the senior notes is payable semiannually on April 1 and October 1. Interest on the Senior Floating Rate Notes accrues at six-month LIBOR plus 3.25 percent. The interest rate on the Senior Floating Rate Notes was 7.08 percent at December 31, 2008. These notes are redeemable in whole or in part, at the option of FCX, at make-whole redemption prices prior to the redemption dates, and afterwards at stated redemption prices. The terms of the agreements allow for optional make-whole redemptions prior to April 1, 2009, for the Senior Floating Rate Notes; April 1, 2011, for the 8.25% Senior Notes; and April 1, 2012, for the 8.375% Senior Notes. The indenture governing the notes contains covenants that include, among others, restrictions on incurring debt, creating liens, selling assets, making restricted payments and entering into certain transactions with affiliates. In April 2008, Standard & Poor’s Rating Services (S&P) and Fitch Ratings raised FCX’s corporate credit rating and the ratings on FCX’s unsecured debt to BBB- (investment grade). As a result of the upgrade by S&P, the restrictions on incurring debt, making restricted payments and selling assets were suspended. To the extent the rating is downgraded below investment grade, these covenants would again become effective.

In February 2004, FCX sold $350 million of 6⅞% Senior Notes due February 2014 for net proceeds of $344 million. Interest on the notes is payable semiannually on February 1 and August 1. These notes are redeemable in whole or in part, at the option of FCX, at stated redemption prices. During 2004, FCX purchased in open-market transactions $10 million of its 6⅞% Senior Notes. The indenture governing the notes contains covenants that include, among others, certain restrictions on incurring debt, creating liens, selling assets, making restricted payments and entering into certain transactions with affiliates. At the time of the Phelps Dodge acquisition, the 6⅞% Senior Notes received the benefit of the same guarantees and subsidiary pledges provided under the FCX senior credit facility. This security could be released under certain circumstances involving changes in FCX’s capital structure. As a result of the aforementioned upgrade to investment grade by S&P, the restrictions on incurring debt, making restricted payments, selling assets and entering into certain transactions with affiliates were suspended. To the extent the rating is downgraded below investment grade, these covenants would again become effective.

The 9½% Senior Notes due June 2031 and the 8¾% Senior Notes due June 2011 bear interest payable semiannually on June 1 and December 1. These notes are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price. In March 2007, in connection with the acquisition of Phelps Dodge, FCX assumed these senior notes with a stated value of $306 million, which was increased by $54 million to reflect the fair market value of these obligations at the acquisition date. The increase in value is being amortized over the term of the notes and recorded as a reduction of interest expense. In February 2008, FCX purchased in an open-market transaction $33 million of the 9½% Senior Notes for $46 million and recorded charges of $6 million ($5 million to net loss or $0.01 per diluted share). At December 31, 2008, the outstanding principal amount of the 9½% Senior Notes was $161 million and the 8¾% Senior Notes was $108 million.

The 6⅛% Senior Notes due March 2034 bear interest payable semiannually on March 15 and September 15. These notes are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price. In March 2007, in connection with the acquisition of Phelps Dodge, FCX assumed these senior notes with a stated value of $150 million, which was reduced by $11 million to reflect the fair market value of these obligations at the acquisition date. The decrease in value is being amortized over the term of the notes and recorded as additional interest expense. During 2007, FCX purchased in an open-market transaction $26 million of these notes and recorded charges of $2 million ($2 million to net income or less than $0.01 per diluted share). At December 31, 2008, the outstanding principal amount of these senior notes was $124 million.

The 7⅛% Debentures due November 2027 bear interest payable semiannually on May 1 and November 1. The debentures are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price. In March 2007, in connection with the acquisition of Phelps Dodge, FCX assumed these debentures with a stated and fair value of $115 million. At December 31, 2008, the outstanding principal amount of these debentures was $115 million.

In February 2003, FCX sold $575 million of 7% Convertible Senior Notes due February 2011 for net proceeds of $559 million. Interest on the notes is payable semiannually on March 1 and September 1. The notes were initially convertible, at the option of the holder, at any time on or prior to maturity into shares of FCX’s common stock at a conversion price of $30.87 per share, which was equal to a conversion rate of approximately 32.39 shares of common stock per $1,000 principal amount of notes. The conversion rate is adjustable when dividends over a twelve-month period exceed a certain threshold. As a result of FCX’s cumulative twelve-month dividends through February 2007, the conversion price was adjusted to $30.16 per share, which is equal to a conversion rate of approximately 33.16 shares of common stock per $1,000 principal amount of notes. No further adjustments to the conversion price have been required since that time. In 2005, FCX privately negotiated transactions to induce conversion of $251 million of these notes into 8.1 million shares of FCX common stock, which resulted in a 2005 net charge of $25 million ($23 million to net income or $0.11 per diluted share). In 2006, FCX completed a tender offer and privately negotiated transactions to induce conversions of $317 million of these notes into 10.3 million shares of FCX common stock, which resulted in a 2006 net charge of $31 million ($30 million to net income or $0.13 per diluted share). In 2007, $6 million of these notes were converted into 0.2 million shares of FCX common stock and the balance at December 31, 2008, was $1 million.

In January 2003, FCX sold $500 million of 10⅛% Senior Notes due 2010 for net proceeds of $487 million. In 2005, FCX purchased in open-market transactions $216 million of these notes and recorded transaction-related charges of $27 million ($17 million to net income or $0.08 per diluted share). In 2006, FCX purchased in an open-market transaction $11 million of these notes and recorded transaction-related charges of $1 million ($1 million to net income or less than $0.01 per diluted share). During 2007, FCX purchased in an open-market transaction the remaining $273 million of these notes and recorded transaction-related charges of $17 million ($10 million to net income or $0.02 per diluted share).

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

At December 31, 2005, FCX had outstanding 4.8 million depositary shares representing 14,875 shares of its Silver-Denominated Preferred Stock totaling $13 million. Each depositary share had a cumulative quarterly cash dividend equal to the value of 0.0051563 ounce of silver. On August 1, 2006, FCX funded the last of eight scheduled annual redemption payments on its Silver-Denominated Preferred Stock for $26 million, resulting in a $13 million decrease in debt. The mandatory redemptions also resulted in losses recognized in revenues totaling $13 million in 2006 ($7 million to net income or $0.03 per diluted share).

Restrictive Covenants.  The senior credit facility, the $6.0 billion of senior notes used to finance the acquisition of Phelps Dodge and the 6⅞% Senior Notes contain covenants that limit FCX’s ability to make certain payments. These restrictions vary among the instruments, but generally limit FCX’s ability to pay certain dividends on common and preferred stock, repurchase or redeem common and preferred equity, prepay subordinated debt and make certain investments. As a result of the upgrade of FCX’s unsecured notes to investment grade, the restricted payment covenants contained in its $6.0 billion of senior notes used to finance the acquisition of Phelps Dodge and 6⅞% Senior Notes have been suspended. To the extent the rating is downgraded below investment grade, the covenants would again become effective. At December 31, 2008, the most restrictive of these covenants allowed for such payments up to a limit in excess of $5 billion.

Maturities. Maturities of debt instruments based on the amounts and terms outstanding at December 31, 2008, total $67 million in 2009, $10 million in 2010, $135 million in 2011, $246 million in 2012, $14 million in 2013 and $6,879 million thereafter.

NOTE 12.  EMPLOYEE BENEFITS
Pension Plans.  Following is a discussion of FCX’s pension plans.

FMC Plans. As a result of the acquisition of Phelps Dodge, FCX acquired trusteed, non-contributory pension plans covering substantially all of FMC’s U.S. employees and some employees of its international subsidiaries. The applicable FMC plan design determines the manner in which benefits are calculated for any particular group of employees. For certain of these plans, benefits are calculated based on final average monthly compensation and years of service. In the case of other plans, benefits are calculated based on a fixed amount for each year of service. Participants in the FMC plans generally vest in their accrued benefits after five years of service. Non-bargained FMC employees hired after December 31, 2006, are not eligible to participate in the FMC U.S. pension plan.

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

FCX’s policy for determining asset-mix targets for the Phelps Dodge Corporation Defined Benefit Master Trust (Master Trust) includes the periodic development of asset/liability studies to determine expected long-term rates of return and expected risk for various investment portfolios. Management considers these studies in the formal establishment of asset-mix targets that are reviewed by FCX’s retirement plan administration and investment committee. The expected rate of return on plan assets is evaluated at least annually, taking into consideration its asset allocation, historical returns on the types of assets held in the Master Trust and the current economic environment. For U.S. plans, the determination of the expected long-term rate of return on plan assets is based on expected future performance of the plan asset mix and active plan asset management. Based on these factors, FCX expects the pension assets will earn an average of 8.5 percent per annum during the 10 years beginning January 1, 2009, with a standard deviation of 8.8 percent. The 8.5 percent estimation was based on a passive return on a compound basis of 8.0 percent and a premium for active management of 0.5 percent reflecting the target asset allocation and current investment array. On an arithmetic average basis, the passive return would have been 8.0 percent with a premium for active management of 0.5 percent.

For estimation purposes, FCX assumes the long-term asset mix for these plans generally will be consistent with the current mix. Changes in the asset mix could impact the amount of recorded pension income or expense, the funded status of the plans and the need for future cash contributions. A lower-than-expected return on assets also would decrease plan assets and increase the amount of recorded pension expense in future years. When calculating the expected return on plan assets, FCX uses the market value of assets.

Among the assumptions used to estimate the benefit obligation is a discount rate used to calculate the present value of expected future benefit payments for service to date. The discount rate assumption for FCX’s U.S. plans is designed to reflect yields on high-quality, fixed-income investments for a given duration. The determination of the discount rate for these plans is based on expected future benefit payments for service to date together with the Citibank Pension Discount Curve. Changes in this assumption are reflected in FCX’s benefit obligation and, therefore, in the liabilities and income or expense that are recorded.

Other FCX Plans. During 2000, FCX and FM Services Company, FCX’s wholly owned subsidiary, elected to terminate their defined benefit pension plans covering substantially all U.S. and certain overseas expatriate employees and replace these plans with defined contribution programs, as further discussed below. All participants’ account balances in the defined benefit plans were fully vested on June 30, 2000, and interest credits continued to accrue under the plans until the assets were liquidated and distributed in 2008 after obtaining final approval from the Internal Revenue Service.

In February 2004, FCX established an unfunded Supplemental Executive Retirement Plan (SERP) for its two most senior executive officers. The SERP provides for retirement benefits payable in the form of a joint and survivor annuity or an equivalent lump sum. The annuity will equal a percentage of the executive’s highest average compensation for any consecutive three-year period during the five years immediately preceding the earlier of the executive’s retirement or completion of 25 years of credited service. The SERP benefit will be reduced by the value of all benefits paid or due under any defined benefit or defined contribution plan sponsored by FM Services Company, FCX or its predecessor, but not including accounts funded exclusively by deductions from participant’s pay. FCX also has an unfunded pension plan for its directors and an excess benefits plan for its executives.

PT Freeport Indonesia Plan. PT Freeport Indonesia has a defined benefit pension plan denominated in Indonesian rupiah covering substantially all of its Indonesian national employees. PT Freeport Indonesia funds the plan and invests the assets in accordance with Indonesian pension guidelines. The pension obligation was valued at an exchange rate of 10,850 rupiah to one U.S. dollar on December 31, 2008, and 9,390 rupiah to one U.S. dollar on December 31, 2007. Indonesian labor laws enacted in 2003 require that companies provide a minimum level of benefits to employees upon employment termination based on the reason for termination and the employee’s years of service. PT Freeport Indonesia’s pension benefit disclosures include benefits related to this law. PT Freeport Indonesia’s expected rate of return on plan assets is evaluated at least annually, taking into consideration its historical yield and the long range estimated return for the plan based on the asset mix.

Atlantic Copper Plan. Atlantic Copper has a contractual obligation denominated in euros to supplement amounts paid to certain retired Spanish national employees. As required by Spanish law, beginning in August 2002, Atlantic Copper began funding 7.2 million euros ($10 million based on a December 31, 2008, exchange rate of $1.39 per euro) annually for 15 years to an approved insurance company for its estimated 72 million euro contractual obligation to the retired employees. The insurance company invests the plan assets in accordance with Spanish regulations, and Atlantic Copper has no control over these investments. Atlantic Copper is amortizing the unrecognized net actuarial loss over the remaining eight-year funding period.

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

	December 31,
	2008	2007
Projected benefit obligation	$1,486	$230
Accumulated benefit obligation	1,403	259
Fair value of plan assets	968	66

Information as of December 31, 2008 and 2007, on the FCX (including FMC’s plans; FCX’s SERP, director and excess benefits plans; and FM Services Company’s plans), PT Freeport Indonesia and Atlantic Copper plans follows:

			PT Freeport
	FCX		Indonesia		Atlantic Copper
	2008	2007	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning
of year	$1,342	$50	$65	$54	$87	$83
Acquisition of Phelps Dodge	–	1,370	–	–	–	–
Service cost	29	24	6	5	–	–
Interest cost	80	62	6	5	4	5
Amendments	(6)	–	–	–	–	–
Actuarial (gains) losses	62	(78)	(5)	7	1	–
Divestitures	–	(5)	–	–	–	–
Foreign exchange (gain) loss	(4)	2	(9)	(3)	(3)	8
Curtailments[a]	(19)	–	–	–	–	–
Special retirement benefits[a]	39	–	–	–	–	–
Benefits paid	(111)	(83)	(4)	(3)	(8)	(9)
Benefit obligation at end of year	$1,412	$1,342	$59	$65	$81	$87

			PT Freeport
	FCX		Indonesia		Atlantic Copper
	2008	2007	2008	2007	2008	2007
Change in plan assets:
Fair value of plan assets at
beginning of year	$1,442	$13	$38	$30	$15	$14
Acquisition of Phelps Dodge	–	1,374	–	–	–	–
Actual return on plan assets	(390)	113	(2)	4	–	–
Employer contributions[b]	21	24	15	8	12	10
Foreign exchange gain (loss)	(3)	1	(6)	(1)	–	–
Benefits paid	(111)	(83)	(3)	(3)	(8)	(9)
Fair value of plan assets at end
of year	959	1,442	42	38	19	15

Funded status	$(453)	$100	$(17)	$(27)	$(62)	$(72)

Accumulated benefit obligation	$1,329	$1,252	$37	$39	$81	$87

Weighted-average assumptions
used to determine benefit
obligations:
Discount rate[c]	6.10%	6.30%	12.00%	10.25%	6.77%	6.77%
Rate of compensation increase[d]	4.25%	4.25%	8.00%	8.00%	N/A	N/A

Balance sheet classification of
funded status:
Other assets	$3	$195	$–	$–	$–	$–
Accounts payable and
accrued liabilities	(5)	(7)	–	(1)	–	–
Other liabilities	(451)	(88)	(17)	(26)	(62)	(72)
Total	$(453)	$100	$(17)	$(27)	$(62)	$(72)

a.	Resulted from revised mine operating plans and reductions in the workforce (see Note 2 for further discussion).

b.
Employer contributions for 2009 are expected to approximate $6 million for the FCX plans, $14 million for the PT Freeport Indonesia plan (based on a December 31, 2008, exchange rate of 10,850 Indonesian rupiah to one U.S. dollar) and $10 million for the Atlantic Copper plan (based on a December 31, 2008, exchange rate of $1.39 per euro).

c.
The discount rate shown in 2008 for the FCX plans relates to all plans except the SERP plan. The discount rate shown in 2007 for the FCX plans relates to the FMC plans and the excess benefit plan. The SERP plan’s discount rate in 2008 and 2007 was 4.00 percent.

d.	The rate of compensation increase shown for the FCX plans only relates to the FMC plans.

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for FCX’s pension plans (including FMC’s plans for the year ended December 31, 2008, and the period March 20, 2007, through December 31, 2007; FCX’s SERP, director and excess benefits plans; and FM Services Company’s plans) for the years ended December 31, 2008, 2007 and 2006, follow:

	2008	2007	2006
Weighted-average assumptions:
Discount rate
FCX SERP	4.00%	4.00%	6.00%
FMC plans	6.30%	5.78%	N/A
Expected return on plan assets[a]	8.50%	8.50%	N/A
Rate of compensation increase[a]	4.25%	4.25%	N/A

Service cost	$29	$24	$–
Interest cost	80	62	2
Expected return on plan assets	(118)	(90)	–
Amortization of prior service cost	4	4	4
Special retirement benefits[b]	39	–	–
Net periodic benefit cost	$34	$–	$6

a.	The assumptions shown only relate to the FMC plans.

b.	Resulted from revised mine operating plans and reductions in the workforce (see Note 2 for further discussion).

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for PT Freeport Indonesia’s and Atlantic Copper’s pension plans for the years ended December 31, 2008, 2007 and 2006, follow:

	PT Freeport Indonesia
	2008	2007	2006
Weighted-average assumptions:
Discount rate	10.25%	10.50%	12.00%
Expected return on plan assets	9.00%	10.00%	10.00%
Rate of compensation increase	8.00%	9.00%	10.00%

Service cost	$6	$5	$4
Interest cost	6	5	5
Expected return on plan assets	(3)	(3)	(3)
Amortization of prior service cost	1	1	1
Amortization of net actuarial loss	1	1	1
Net periodic benefit cost	$11	$9	$8

	Atlantic Copper
	2008	2007	2006
Weighted-average assumption:
Discount rate	6.77%	6.77%	6.77%

Interest cost	$4	$5	$5
Amortization of net actuarial loss	2	–	1
Net periodic benefit cost	$6	$5	$6

Included in accumulated other comprehensive income (loss) are the following amounts that have not been recognized in net periodic pension cost: unrecognized prior service credits of $3 million ($2 million net of tax and minority interest share) and unrecognized actuarial losses of $470 million ($305 million net of tax and minority interest share) at December 31, 2008; and unrecognized prior service costs of $9 million ($7 million net of tax and minority interest share) and unrecognized actuarial gains of $75 million ($44 million net of tax and minority interest share) at December 31, 2007. The amounts expected to be recognized in net periodic pension cost for 2009 are less than $1 million for prior service credits and $33 million ($20 million net of tax and minority interest share) for actuarial losses.

FCX does not expect to have any plan assets returned to it in 2009. The pension plan weighted-average asset allocations for the FCX and PT Freeport Indonesia plans at December 31, 2008 and 2007, follow:

	FCX		PT Freeport Indonesia
	2008	2007	2008	2007
Equity securities	45%	55%	9%	19%
Fixed income	43	35	91	74
Real estate	8	7	–	–
Other	4	3	–	7
Total	100%	100%	100%	100%

Atlantic Copper’s plan is administered by a third-party insurance company, and Atlantic Copper is not provided asset allocations.

The expected benefit payments for FCX’s (including FMC’s plans, and FCX’s SERP, director and excess benefits plans), PT Freeport Indonesia’s and Atlantic Copper’s pension plans follow.

		PT Freeport	Atlantic
	FCX	Indonesia[a]	Copper[b]
2009	$87	$3	$8
2010	85	11	8
2011	85	6	8
2012	136	7	8
2013	88	8	8
2014 through 2018	477	52	42

a.	Based on a December 31, 2008, exchange rate of 10,850 Indonesian rupiah to one U.S. dollar.

b.	Based on a December 31, 2008, exchange rate of $1.39 per euro.

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

As a result of the acquisition of Phelps Dodge, FCX acquired postretirement obligations with a fair value of $82 million (representing a benefit obligation of $255 million less the fair value of plan assets of $173 million). Assets for these plans consisted of two VEBA trusts. One trust was dedicated to funding postretirement medical obligations and the other to funding postretirement life insurance obligations for eligible U.S. retirees of FMC. During 2008, the VEBA trusts were amended to allow FCX to pay benefits for both active employees and retirees from the trusts. As a result, in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the VEBA trusts no longer qualify as plan assets for purposes of FCX’s postretirement medical and life insurance benefit obligations.

The discount rate for FCX’s postretirement medical and life insurance benefit plans was determined on the same basis as FCX’s pension plans.

Information as of December 31, 2008 and 2007, on the postretirement benefit plans follows:

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$256	$4
Acquisition of Phelps Dodge	–	255
Service cost	1	1
Interest cost	14	11
Actuarial (gains) losses	(8)	8
Curtailments[a]	23	–
Benefits paid, net of employee contributions and
Medicare Part D subsidy	(29)	(23)
Benefit obligation at end of year	257	256

Change in plan assets:
Fair value of plan assets at beginning of year	150	–
Acquisition of Phelps Dodge	–	173
Actual return on plans assets	3	5
Employer contributions[b]	2	2
Benefits paid	(40)	(30)
Transfer of plan assets[c]	(115)	–
Fair value of plan assets at end of year	–	150

Funded status	$(257)	$(106)

Discount rate assumption	6.30%	6.00%

Balance sheet classification of funded status:
Accounts payable and accrued liabilities	$(32)	$(2)
Other liabilities	(225)	(104)
Total	$(257)	$(106)

a.	Resulted from revised mine operating plans and reductions in the workforce (see Note 2 for further discussion).

b.	Employer contributions for 2009 are expected to approximate $32 million.

c.	During 2008, the VEBA trusts were amended to allow benefit payments for both active employees and retirees; therefore, the VEBA trusts no longer qualify as plan assets.

Expected benefit payments for these plans total $32 million for 2009, $30 million for 2010, $29 million for 2011, $27 million for 2012, $25 million for 2013, and $100 million for 2014 through 2018.

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for FCX’s postretirement benefits for the years ended December 31, 2008 and 2007, follow:

	2008	2007
Weighted-average assumptions[a]:
Discount rate – medical retiree	6.00%	5.62%
Discount rate – life retiree	6.00%	5.66%
Expected return on plan assets – medical retiree	3.30%	3.70%
Expected return on plan assets – life retiree	4.30%	4.50%

Service cost	$1	$1
Interest cost	14	11
Expected return on plan assets	(4)	(5)
Curtailments[b]	23	–
Net periodic benefit cost	$34	$7

a.	The assumptions shown only relate to the FMC plans.

b.	Resulted from revised mine operating plans and reductions in the workforce (see Note 2 for further discussion).

FCX’s postretirement net periodic benefit costs were less than $1 million for 2006.

Included in accumulated other comprehensive income (loss) are the following amounts that have not been recognized in net periodic benefit cost: unrecognized prior service credits of less than $1 million and unrecognized actuarial gains of $4 million ($2 million net of tax and minority interest share) at December 31, 2008; and unrecognized prior service credits of $1 million ($1 million net of tax and minority interest share) and unrecognized actuarial losses of $8 million ($5 million net of tax and minority interest share) at December 31, 2007. The amount expected to be recognized in net periodic benefit cost for 2009 is less than $1 million for prior service credits and actuarial losses.

The assumed medical-care trend rates at December 31, 2008 and 2007, follow:

	2008	2007
Medical-care cost trend rate assumed for
the next year	9%	9%
Rate to which the cost trend rate is assumed
to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2013	2012

The effect of a one percent increase or decrease in the medical-care cost trend rates assumed for postretirement medical benefits would result in increases or decreases of approximately $1 million in the aggregate service and interest cost components; in the postretirement benefit obligation the effect of a one-percent increase is approximately $8 million and the effect of a one-percent decrease is approximately $7 million.

As a result of the Phelps Dodge acquisition, FCX has a number of postemployment plans covering severance, long-term disability income, continuation of health and life insurance coverage for disabled employees or other welfare benefits. The accumulated postemployment benefit consisted of a current portion of $6 million (included in accounts payable and accrued liabilities) and a long-term portion of $41 million (included in other liabilities) at December 31, 2008, and a current portion of $6 million and a long-term portion of $43 million at December 31, 2007.

FCX also sponsors savings plans for the majority of its U.S. employees. The plans allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. These savings plans are principally qualified 401(k) plans for all U.S. salaried and non-bargained hourly employees. In these plans, participants exercise control and direct the investment of their contributions and account balances among a broad range of investment options. FCX matches a percentage of employee pre-tax deferral contributions up to certain limits, which varies by plan. In addition, the FMC principal savings plan includes a profit sharing feature for its non-bargained employees.

During 2000, FCX and FM Services Company enhanced their primary savings plan for substantially all their employees following their decision to terminate their defined benefit pension plans. Subsequent to the enhancement, FCX and FM Services Company contribute amounts to individual accounts totaling either 4 percent or 10 percent of each employee’s pay, depending on a combination of each employee’s age and years of service as of June 30, 2000. For employees whose eligible compensation exceeds certain levels, FCX provides an unfunded defined contribution plan. The balance of this liability totaled $43 million on December 31, 2008, and $32 million on December 31, 2007.

As a result of the acquisition of Phelps Dodge, FCX also has a defined contribution plan for eligible FMC employees hired on or after January 1, 2007. Under this plan, FCX contributes amounts to individual accounts depending on a combination of each employee’s annual salary and years of service.

The costs charged to operations for FCX’s, FM Services Company’s, and FMC’s employee savings plans and defined contribution plans totaled $58 million in 2008, $43 million in 2007 and $7 million in 2006.

FCX has other employee benefit plans, certain of which are related to FCX’s financial results, which are recognized in operating costs.

NOTE 13.  STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Common Stock.  At the 2008 annual stockholder meeting, FCX’s stockholders approved an increase in FCX’s authorized shares of capital stock to 1.85 billion shares, consisting of 1.8 billion shares of common stock and 50 million shares of preferred stock.

In July 2008, FCX’s Board of Directors approved an increase in the open-market share purchase program for up to 30 million shares, which replaced FCX’s previous program. During 2008, FCX acquired 6.3 million shares for $500 million ($79.15 per share average) and 23.7 million shares remain available under this program. Under a previous 20 million share purchase program, FCX acquired 2.0 million shares for $100 million ($49.94 per share average) in 2006. The timing of future purchases of FCX’s common stock is dependent on many factors, including FCX’s operating results, cash flows and financial position; copper, molybdenum and gold prices; the price of FCX’s common stock; and general economic and market conditions. During September 2008, because of the financial turmoil and the decline in copper and molybdenum prices, FCX suspended its purchases of shares under its open-market share purchase program.

In February 2009, FCX completed a public offering of 26.8 million shares of FCX common stock at an average price of $28.00 per share, which generated gross proceeds of $750 million (net proceeds of approximately $740 million).

Preferred Stock.  On March 28, 2007, FCX sold 28.75 million shares of 6¾% Mandatory Convertible Preferred Stock, with a liquidation preference of $100 per share, for net proceeds of $2.8 billion. The 6¾% Mandatory Convertible Preferred Stock will automatically convert on May 1, 2010, into shares of FCX common stock. The conversion rate is adjustable upon the occurrence of certain events, including the payment in any quarter of common stock dividends exceeding $0.3125 per share; however, adjustments required as a result of dividends that do not exceed one percent are carried forward and must be made no later than August 1 of each year. As a result of the quarterly common stock dividends paid through December 31, 2008, each share of preferred stock is now convertible on May 1, 2010, into between 1.3654 and 1.6386 shares of FCX common stock, depending on the applicable market value of FCX’s common stock. The conversion rate per $100 face amount of the preferred stock will be 1.6386 when the FCX common stock price is at or below $61.03 and 1.3654 when the FCX common stock price is at or above $73.24. For FCX common stock prices between these levels, the conversion rate will be equal to $100 divided by FCX’s common stock price. Holders may elect to convert at any time prior to May 1, 2010, at a conversion rate equal to 1.3654 shares of FCX common stock, or an aggregate of approximately 39 million shares. Dividends are payable quarterly on February 1, May 1, August 1 and November 1.

In March 2004, FCX sold 1.1 million shares of 5½% Convertible Perpetual Preferred Stock for net proceeds of $1.1 billion. The conversion rate is adjustable upon the occurrence of certain events, including the payment in any quarter of common stock dividends exceeding $0.20 per share. As a result of the quarterly and supplemental common stock dividends paid through December 31, 2008, each share of preferred stock is now convertible into 21.5305 shares of FCX common stock, equivalent to a conversion price of approximately $46.45 per common share, or an aggregate of approximately 18 million shares of FCX common stock. Beginning March 30, 2009, FCX may redeem shares of the preferred stock by paying cash, FCX common stock or any combination thereof for

$1,000 per share plus unpaid dividends, but only if FCX’s common stock price has exceeded 130 percent of the conversion price for at least 20 trading days within a period of 30 consecutive trading days immediately preceding the notice of redemption. FCX used a portion of the proceeds from the sale to purchase 23.9 million shares of FCX common stock owned by Rio Tinto for $882 million (approximately $36.85 per share) and used the remainder for general corporate purposes. Rio Tinto no longer owns an equity interest in FCX; however, it is still PT Freeport Indonesia’s joint venture partner (see Note 3). In December 2008, through privately negotiated transactions, FCX induced conversion of 0.3 million shares of its 5½% Perpetual Preferred Stock with a liquidation preference of $268 million into 5.8 million shares of FCX common stock. To induce conversion of these shares, FCX issued to the holders an additional 1.0 million shares of FCX common stock valued at $22 million, which was recorded as losses on induced conversions in the consolidated statements of operations.

Stock Award Plans.  FCX currently has six stock-based compensation plans, including two Phelps Dodge plans resulting from the acquisition. As of December 31, 2008, only four of the plans, all of which are stockholder approved (which are discussed below), have awards available for grant.

FCX’s 1999 Stock Incentive Plan (the 1999 Plan) and 2003 Stock Incentive Plan (the 2003 Plan) provide for the issuance of stock options, SARs, restricted stock, restricted stock units and other stock-based awards. Each plan allows FCX to grant awards for up to 8 million common shares to eligible participants. In 2004, FCX’s stockholders approved the 2004 Director Compensation Plan (the 2004 Plan). The 2004 Plan authorizes awards of options and restricted stock units for up to 1 million shares of common stock and the one-time grant of 66,882 SARs. In 2006, FCX’s stockholders approved the 2006 Stock Incentive Plan (the 2006 Plan), and in 2007, FCX’s stockholders approved amendments to the plan primarily to increase the number of shares. The 2006 Plan provides for the issuance of stock options, SARs, restricted stock, restricted stock units and other stock-based awards for up to 37 million common shares. As of December 31, 2008, there were 28.8 million shares under the 2006 Plan, 0.1 million shares under the 2004 Plan, 0.1 million shares under the 2003 Plan and less than 6,000 shares under the 1999 Plan available for grant.

In connection with the Phelps Dodge acquisition, former Phelps Dodge stock options and restricted stock awards were converted into 806,595 FCX stock options and 87,391 FCX restricted stock awards, which retain the terms by which they were originally granted under Phelps Dodge’s plans. The stock options carry a maximum term of 10 years with 672,134 stock options vested upon the acquisition of Phelps Dodge and 134,461 stock options that vest ratably over a three-year period or the period until the participant becomes retirement-eligible, whichever is shorter. Restricted stock awards generally become fully vested in five years, with a majority of these shares having graded-vesting features in which 25 percent of the shares will vest on the third and fourth anniversaries of the award and the remaining 50 percent in the fifth year. The fair value of the restricted stock awards was determined based on the quoted market price at the time of the acquisition.

Stock-Based Compensation Cost. Compensation cost charged against earnings for stock-based awards is shown below for the years ended December 31, 2008, 2007 and 2006. FCX did not capitalize any stock-based compensation costs during the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
Stock options awarded to employees (including directors)	$66	$71	$28
Stock options awarded to nonemployees	5	5	3
Restricted stock units awarded to employees	52	–	–
Restricted stock units in lieu of cash awards	(29)[a]	67	23
Restricted stock awards to employees	3	6	–
Restricted stock units awarded to directors	4	3	1
Stock appreciation rights	(6)	7	1
Total stock-based compensation cost[b]	95	159	56
Tax benefit	(36)	(62)	(20)
Minority interests share	(2)	(4)	(3)
Impact on net (loss) income	$57	$93	$33

a.	Reflects an adjustment related to 2007 awards.

b.
Amounts are before Rio Tinto’s share of the cost of employee exercises of in-the-money stock options, which decreased consolidated selling, general and administrative expenses by $1 million in 2008, $4 million in 2007 and $7 million in 2006.

Options and SARs. Stock options and SARs granted under the plans generally expire 10 years after the date of grant and vest in 25 percent annual increments beginning one year from the date of grant. The plans and award agreements provide that participants will receive the following year’s vesting after retirement and provide for accelerated vesting if there is a change in control (as defined in the plans).

A summary of options outstanding as of December 31, 2008, including 72,533 SARs, and changes during the year ended December 31, 2008, follow:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Option Price	Term (years)	Value
Balance at January 1	10,759,798	$58.17
Granted	1,449,500	91.10
Exercised	(2,198,601)	48.51
Expired/Forfeited	(157,750)	70.43
Balance at December 31	9,852,947	64.98	7.8	$4

Vested and exercisable at December 31	2,108,906	50.72	6.6	$4

Summaries of options outstanding, including SARs, and changes during the years ended December 31, 2007 and 2006, follow:

	2007		2006
		Weighted-		Weighted-
		Average		Average
	Number of	Option	Number of	Option
	Options	Price	Options	Price
Balance at January 1	5,801,716	$39.70	7,355,612	$31.43
Granted	6,641,500	69.89	1,126,250	62.88
Conversion of Phelps Dodge options	806,595	28.38	–	–
Exercised	(2,276,391)	34.45	(2,614,273)	26.51
Expired/Forfeited	(213,622)	59.29	(65,873)	39.12
Balance at December 31	10,759,798	58.17	5,801,716	39.70

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model. Expected volatility is based on implied volatilities from traded options on FCX’s stock and historical volatility of FCX’s stock. FCX uses historical data to estimate future option exercises, forfeitures and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected dividend rate is calculated as the annual dividend (excludes supplemental dividends) at the date of grant divided by the average stock price for the one-year period preceding the grant date. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option at the grant date. The weighted-average assumptions used to value stock option awards during the years ended December 31, 2008, 2007 and 2006, are noted in the following table.

	2008	2007	2006
Expected volatility	49.3%	37.3%	37.7%
Expected life of options (in years)	4.6	4.25	4.0
Expected dividend rate	2.0%	2.2%	2.9%
Risk-free interest rate	3.3%	4.6%	4.4%

The weighted-average grant-date fair value of options granted was $34.91 per option during 2008, $21.33 per option during 2007 and $17.67 per option during 2006. The total intrinsic value of options exercised was $128 million during 2008 and $96 million during each of 2007 and 2006. The total fair value of options vested was $61 million during 2008, $29 million during 2007 and $30 million during 2006. As of December 31, 2008, FCX had

$86 million of total unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted-average period of one year.

The following table includes amounts related to exercises of stock options and SARs and vesting of restricted stock units and restricted stock awards during the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
FCX shares tendered to pay the exercise price
and/or the minimum required taxes[a]	823,915	1,389,845	809,926
Cash received from stock option exercises	$56	$54	$37
Actual tax benefit realized for tax deductions	180	138	31
Amounts FCX paid for employee taxes	34	68	22
Amounts FCX paid for exercised SARs	1	5	2

a.
Under terms of the related plans, upon exercise of stock options and vesting of restricted stock units and restricted stock awards, employees may tender FCX shares to FCX to pay the exercise price and/or the minimum required taxes.

Restricted Stock Units. Prior to December 2008, FCX had a restricted stock program that allowed FCX senior executives to elect to receive restricted stock units in lieu of all or part of their annual cash incentive compensation. The annual cash incentive was a function of FCX’s consolidated operating cash flows for the preceding year. Awards of these restricted stock units to the FCX executive officers were considered performance-based awards. To compensate for certain restrictions and the risk of forfeiture, the restricted stock units were awarded at a 50 percent premium to the market value on the date of grant. The awards vest ratably over three years or upon retirement and were subject to achievement of certain performance measures. For retirement-eligible executives, the fair value of the restricted stock units was estimated based on projected operating cash flows for the year and was charged to expense ratably over the year the cash flows were generated. Effective December 2, 2008, the board of directors discontinued this program.

FCX also granted other restricted stock units that vest over a period of up to five years. The plans and award agreements provide for accelerated vesting of all restricted stock units if there is a change of control (as defined in the plans) and provide that participants will receive the following year’s vesting after retirement (except for the restricted stock units with five year vesting that do not allow acceleration because of retirement). Dividends and interest on restricted stock units accrue and are paid upon the award’s vesting.

FCX grants restricted stock units to its directors under the 2004 Plan. The restricted stock units vest over four years. The fair value of the restricted stock units is amortized over the four-year vesting period or the period until the director becomes retirement-eligible, whichever is shorter. Upon a director’s retirement, all of their unvested restricted stock units immediately vest. For retirement-eligible directors, the fair value of restricted stock units is recognized on the date of grant.

A summary of outstanding restricted stock units as of December 31, 2008, and activity during the year ended December 31, 2008, is presented below:

		Weighted-
		Average
	Number of	Remaining	Aggregate
	Restricted	Contractual	Intrinsic
	Stock Units	Term (years)	Value
Balance at January 1	796,373
Granted	1,359,915
Vested	(376,460)
Forfeited	(3,366)
Balance at December 31	1,776,462	1.9	$43

The grant-date fair value of restricted stock units granted to FCX senior executives who elected to receive restricted stock units in lieu of all or part of their cash incentive compensation during the year ended December 31, 2008, was $40 million. Because this was a performance-based award and the requisite service period under SFAS No. 123R is considered to be the calendar year prior to the grant date, the entire value of this award on the date of grant was charged to expense during 2007. The total grant-date fair value of all other restricted stock units granted during the year ended December 31, 2008, was $78 million.

The total intrinsic value of restricted stock units vesting during the year ended December 31, 2008, was $33 million. As of December 31, 2008, FCX had $24 million of total unrecognized compensation cost related to unvested restricted stock units expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Awards. As discussed above, FCX has restricted stock awards that were issued in connection with the Phelps Dodge acquisition. A summary of outstanding restricted stock awards as of December 31, 2008, and activity during the year ended December 31, 2008, is presented below:

Balance at January 1	49,241
Vested	(2,884)
Forfeited	(1,036)
Balance at December 31	45,321

The total grant-date fair value of restricted stock awards was $5 million at the acquisition date. The total fair value of shares released or vested was less than $1 million during 2008 and $2 million during 2007. As of December 31, 2008, FCX had $4 million of total unrecognized compensation cost, including the cash portion resulting from the conversion of restricted stock awards at the acquisition date, related to unvested restricted stock awards expected to be recognized over a weighted-average period of 2.1 years.

NOTE 14.  INCOME TAXES
Geographic sources of (loss) income from continuing operations before income taxes, minority interests and equity in affiliated companies’ net earnings for the years ended December 31, 2008, 2007 and 2006, consist of the following:

	2008	2007	2006
United States	$(13,850)	$977	$25
Foreign	541	5,134	2,795
Total	$(13,309)	$6,111	$2,820

The (benefit from) provision for income taxes from continuing operations for the years ended December 31, 2008, 2007 and 2006, consists of the following:

	2008	2007	2006
Current income taxes:
Federal	$536	$458	$–
State	14	72	–
Foreign	1,213	1,942	1,035
Total current	1,763	2,472	1,035

Deferred income taxes (benefits):
Federal	(3,635)	(295)	–
State	(686)	(20)	–
Foreign	(609)	243	166
Total deferred	(4,930)	(72)	166

Valuation allowance on prior year deferred
tax asset	323	–	–

(Benefit from) provision for income taxes	$(2,844)	$2,400	$1,201

A reconciliation of the U.S. federal statutory tax rate to FCX’s effective income tax rate for the years ended December 31, 2008, 2007 and 2006, follows:

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(4,658)	35%	$2,139	35%	$987	35%
Foreign withholding tax	(55)	1	371	6	168	6
Foreign tax credit limitation	95	(1)	125	2	–	–
Reversal of APB Opinion No. 23
assertion	–	–	111	2	–	–
Percentage depletion	(336)	3	(284)	(5)	–	–
International tax rate differential	59	(1)	(184)	(3)	48	2
Valuation allowance on minimum
tax credits	359	(3)	–	–	–	–
Goodwill impairment	2,095	(16)	–	–	–	–
State income taxes	(437)	3	–	–	–	–
Other items, net	34	–	122	2	(2)	–
(Benefit from) provision for
income taxes	$(2,844)	21%	$2,400	39%	$1,201	43%

FCX paid federal, state, local and foreign income taxes totaling $2,656 million in 2008, $2,660 million in 2007 and $1,288 million in 2006. FCX received refunds of federal, state, local and foreign income taxes of $123 million in 2008 and 2007 and $1 million in 2006.

FCX’s income tax receivable increased by $544 million primarily as a result of Indonesian estimated tax overpayments in 2008 made in accordance with statutory requirements.

The components of deferred taxes follow:

	December 31,
	2008	2007
Deferred tax assets:
Foreign tax credits	$1,260	$1,004
Net operating loss carryforwards	128	164
Minimum tax credits	359	323
Accrued expenses	767	812
Intercompany profit elimination	25	65
Deferred compensation	9	45
Postretirement benefits	53	35
Employee benefit plans	183	–
Provisionally priced sales adjustments	112	–
Other	128	77
Deferred tax assets	3,024	2,525
Valuation allowances	(1,763)	(1,165)
Net deferred tax assets	1,261	1,360

Deferred tax liabilities:
Property, plant, equipment and development costs	(2,956)	(7,441)
Undistributed earnings	(569)	(603)
Inventory	(38)	(458)
Employee benefit plans	–	(75)
Other	(34)	(142)
Total deferred tax liabilities	(3,597)	(8,719)

Net deferred tax liabilities	$(2,336)	$(7,359)

At December 31, 2008, FCX had U.S. foreign tax credit carryforwards from continuing operations of $1.3 billion that will expire between 2009 and 2018. In addition, FCX had U.S. minimum tax credits carryforwards from continuing operations of $359 million. These credits can be carried forward indefinitely, but may be used only to the extent that regular tax exceeds the alternative minimum tax in any given year.

At December 31, 2008, FCX had Spanish net operating loss carryforwards from continuing operations of $282 million that expire between 2012 and 2022. In addition, FCX has U.S. state net operating loss carryforwards from continuing operations of $705 million that expire between 2009 and 2028.

On the basis of available information at December 31, 2008, FCX has provided valuation allowances for certain of its deferred tax assets where FCX believes it is likely that the related tax benefits will not be realized. At December 31, 2008, valuation allowances totaled $1.8 billion and covered all of FCX’s U.S. foreign tax credit carryforwards, U.S. minimum tax credit carryforwards, foreign net operating loss carryforwards and U.S. state net operating loss carryforwards, and also a portion of its net U.S. deferred tax assets. At December 31, 2007, valuation allowances totaled $1.2 billion and covered all of FCX’s U.S. foreign tax credit carryforwards, a portion of its foreign net operating loss carryforwards and a portion of its U.S. state net operating loss carryforwards. The $598 million increase in the valuation allowance during 2008 was primarily a result of additional valuation allowances recorded against U.S. foreign tax credit carryforwards, U.S. minimum tax credit carryforwards and U.S. state net operating loss carryforwards. The establishment of a valuation allowance against all of the U.S. minimum tax credit carryforwards was primarily the result of the decline in copper and molybdenum prices and the long-lived asset impairment charges recorded in the fourth quarter of 2008.

Income taxes are provided on the earnings of FCX’s material foreign subsidiaries under the assumption that these earnings will be distributed. FCX has not provided for other differences between the book and tax carrying amounts of these investments as FCX considers its ownership position to be permanent in duration and quantification of the related deferred tax liability is not practicable.

A summary of the activities associated with FCX’s FIN 48 reserve for unrecognized tax benefits, interest and penalties follows:

	Unrecognized
	Tax Benefits	Interest	Penalties
Balance at January 1, 2007	$41	$11	$–
Additions:
Acquisition of Phelps Dodge	169	7	2
Prior year tax positions	9	*	*
Current year tax positions	38	*	*
Associated with interest and penalties	–	6	–
Decreases:
Prior year tax positions	(53)	*	*
Lapse of statue of limitations	(2)	*	*
Associated with interest and penalties	–	(5)	(2)
Balance at December 31, 2007	202	19	–
Additions:
Prior year tax positions	14	*	*
Current year tax positions	32	*	*
Associated with interest and penalties	–	5	–
Decreases:
Prior year tax positions	(3)	*	*
Lapse of statue of limitations	(7)	*	*
Associated with interest and penalties	–	(1)	–
Balance at December 31, 2008	$238	$23	$–

*	Amounts not allocated.

The reserve for unrecognized tax benefits of $238 million at December 31, 2008, includes $143 million ($84 million net of income tax benefits) that, if recognized, would reduce FCX’s provision for income taxes.

Changes in the reserve for unrecognized tax benefits associated with current year tax positions were primarily related to uncertainties associated with FCX’s cost recovery methods. Changes in the reserve for unrecognized tax benefits associated with prior year tax positions were primarily related to the refinement of estimated information to actual.

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

FCX or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years for FCX and its significant subsidiaries that remain subject to examination are as follows:

Jurisdiction	Years Under Examination	Additional Open Years
U.S. Federal	2003-2005	2006-2008
Indonesia	2005-2006	2004, 2007-2008
Peru	2002-2005	2006-2008
Chile	2007	2005-2006, 2008
Arizona	–	2003-2008
New Mexico	–	2003-2008

NOTE 15.  CONTINGENCIES
Environmental.  FCX incurred aggregate environmental capital expenditures and other environmental costs, including joint venture partners’ share, totaling $468 million in 2008, $320 million in 2007 and $63 million in 2006.

FCX subsidiaries that operate in the U.S. are subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. FCX subsidiaries that operate in the U.S. also are subject to potential liabilities arising under CERCLA or similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment, including damages to natural resources. With the passage of CERCLA in 1980, companies like FMC became legally responsible for environmental remediation on properties previously owned or operated by them, irrespective of when the damage to the environment occurred or who caused it. That liability often is shared on a joint and several basis with all other owners and operators, meaning that each owner or operator of the property is fully responsible for the clean-up, although in many cases some or all of the other historical owners or operators no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of FCX’s acquisition of Phelps Dodge in 2007, many of the subsidiary companies FCX now owns are responsible for a wide variety of environmental remediation projects throughout the U.S. FCX expects to spend substantial sums annually for many years to address those remediation issues. Certain FCX subsidiaries have been advised by the U.S. Environmental Protection Agency (EPA), the Department of the Interior, the Department of Agriculture and several state agencies that, under CERCLA or similar state laws and regulations, they may be liable for costs of responding to environmental conditions at a number of sites that have been or are being investigated to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. As of December 31, 2008, FCX had more than 100 active remediation projects in the U.S. in approximately 25 states. FCX is also subject to claims where the release of hazardous substances is alleged to have damaged natural resources.

A summary of changes in environmental obligations for the years ended December 31, 2008 and 2007, follows:

	2008	2007
Balance at beginning of year	$1,268	$–
Liabilities assumed in the acquisition of Phelps Dodge	117	1,334
Accretion expense[a]	95	–
Additions	36	6
Reductions	(1)	(1)
Spending	(114)	(71)
Balance at end of year	1,401	1,268
Less current portion	(120)	(166)
Long-term portion	$1,281	$1,102

a.	Represents accretion of the fair value of environmental obligations assumed in the acquisition of Phelps Dodge, which were determined on a discounted cash flow basis.

As a result of the acquisition of Phelps Dodge, FCX was required to record Phelps Dodge’s environmental obligations at fair value on the acquisition date in accordance with SFAS No. 141, “Business Combinations.” At the acquisition date, Phelps Dodge’s historical environmental obligations of $385 million, before purchase accounting adjustments to fair value, were based on accounting guidance provided by SFAS No. 5, “Accounting for Contingencies,” and SOP 96-1, which require that an estimated loss be recorded for a loss contingency if, prior to the issuance of the financial statements, it is probable that a liability had been incurred and the loss can be reasonably estimated. Amounts recorded under this guidance are generally not considered fair value. FCX has an environmental and legal group dedicated to the ongoing review and monitoring of environmental remediation sites. At the acquisition date, the largest environmental remediation sites were undergoing studies to evaluate the extent of the environmental damage and the available remedies. Advancement of these studies and consideration of alternative remedies and cost sharing arrangements resulted in FCX’s calculation of the estimated fair values being approximately $1.1 billion greater than the historical Phelps Dodge estimates. FCX finalized the allocation of the purchase price associated with the Phelps Dodge acquisition in the first quarter of 2008. As a result, the fair value of the environmental obligations was estimated at approximately $1.45 billion. Significant adjustments to these reserves could occur in the future. New environmental obligations will be recorded in accordance with SFAS No. 5 and SOP 96-1, as described in Note 1 under "Environmental Expenditures."

FCX believes that there may be other potential claims for recovery from other third parties, including the U.S. government and other PRPs. These potential recoveries are not recognized unless realization is considered probable.

At December 31, 2008, the most significant environmental obligations are associated with the Pinal Creek site, several historical smelter sites principally located in Arizona, Kansas and Oklahoma, and uranium mining sites in the western U.S. The recorded environmental reserves for these sites totaled $954 million at December 31, 2008. A discussion of these sites follows.

Pinal Creek. FCX is a party to litigation entitled Pinal Creek Group, et al. v. Newmont Mining Corporation, et al., United States District Court, District of Arizona, Case No. CIV 91-1764 PHX DAE (LOA), filed on May 1, 1991. The Pinal Creek site located near Miami, Arizona, was listed under the Arizona Department of Environmental Quality (ADEQ) Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by the members of the Pinal Creek Group (PCG), consisting of Phelps Dodge Miami, Inc. (Miami), a wholly owned subsidiary of FMC, and two other companies. In 1998, the District Court approved a Consent Decree between the PCG members and the state of Arizona resolving all matters related to an enforcement action contemplated by the state of Arizona against the PCG members with respect to groundwater. The Consent Decree committed the PCG members to complete the remediation work outlined in the Consent Decree. That work continues at this time pursuant to the Consent Decree and consistent with state law and the National Contingency Plan prepared by EPA under CERCLA.

Remediation has been proceeding pursuant to an interim allocation of cost sharing among the members of the PCG, with Miami’s interim allocation being approximately two-thirds; however, there are significant disagreements among the members of the PCG regarding the allocation of the cost of remediation. Discovery disputes resulted in a sanctions order against Miami that included significant evidentiary restrictions on Miami’s case. The trial on the allocation issue will be scheduled after the final determination of Miami’s pending interlocutory appeal of a trial court ruling on the liability standard that should apply to one of the remaining defendants on Miami’s case. A final determination of the allocation, if different from the interim allocation, would likely result in a “true up” payment with respect to the remediation that has already been completed from the party found to be responsible for a higher proportion than the interim allocation and would establish the cost-sharing proportions for the remainder of the clean up. The overall cost of the clean up is expected to be significant.

Historical Smelter Sites. FMC and its predecessors at various times owned or operated historical copper and zinc smelters in several states, including Arizona, Kansas, Oklahoma and Pennsylvania. For some of these smelter sites, certain FCX subsidiaries have been advised by EPA or state agencies that they may be liable for costs of investigating and, if appropriate, remediating environmental conditions associated with the smelters. At other sites, certain FCX subsidiaries have entered into state voluntary remediation programs to investigate and, if appropriate, remediate site conditions associated with the smelters. The historical smelter sites are in various stages of assessment, with the current most significant individual site being the one located in Blackwell, Oklahoma.

From 1916 to 1974, Blackwell Zinc Company, Inc. (BZC), currently a subsidiary of FCX, owned and operated a zinc smelter in Blackwell, Oklahoma. In 1974, the smelter was demolished and the property deeded to the Blackwell Industrial Authority. Pursuant to an administrative order with the State of Oklahoma (the State), BZC undertook remedial actions in Blackwell in 1996 and 1997, including sampling residential and commercial properties, and removing soils on properties that were found to have metal concentrations above state-established cleanup standards. From 1997 to 2003, BZC investigated the nature and extent of groundwater contamination potentially attributable to the former smelter and evaluated options for remedying such contamination. In 2003, the State adopted a cleanup plan requiring the installation of a groundwater extraction and treatment system and the closure of domestic groundwater wells within the groundwater plume area. BZC is prepared to install the groundwater extraction and treatment system as soon as the necessary building permits are issued by Blackwell.

In 2007, FCX, on behalf of BZC, commenced a voluntary community outreach program inviting property owners in and around Blackwell to have their properties sampled for the presence of smelter-related contaminants, and agreed to remediate properties whose soils are found to have metal concentrations above state-established cleanup standards. As a result of these efforts, owners of about 3,800 properties requested sampling, representing over 90 percent of all eligible properties. Based on sampling results from approximately two-thirds of the properties, about 16 percent of sampled yards and 5 percent of alleyways require some level of cleanup.

Residential yard cleanups started in October 2008. All of these soil sampling and remediation activities are being coordinated with, and supervised by, the State.

On April 14, 2008, a purported class action was filed in the District Court of Kay County, Oklahoma, against FCX, and several direct and indirect subsidiaries, including BZC, and several other parties, entitled Coffey, et al., Plaintiffs, v. Freeport-McMoRan Copper & Gold, Inc., et al., Defendants, Kay County, Oklahoma District Court, Case No. CJ-2008-68. The suit alleges that the operations of BZC’s zinc smelter in Blackwell, Oklahoma, from 1918 to 1974 resulted in contamination of the soils and groundwater in Blackwell and the surrounding area. Unspecified compensatory and punitive damages are sought on behalf of the putative class members for alleged diminution in property values. There is also a request for an order compelling remediation of alleged contaminated properties and the establishment of a monetary fund to monitor the present and future health of the putative class members. FCX intends to defend this matter vigorously.

Uranium Mining Sites. During a period between 1940 and the early 1970s, certain FMC predecessor entities were involved in uranium exploration and mining in the western U.S. Similar exploration and mining activities by other companies have caused environmental impacts that have warranted remediation, and EPA and local authorities are currently evaluating the need for significant clean-up activities in the region. To date, FMC has undertaken remediation at a limited number of sites associated with these predecessor entities. FCX recognized the existence of a potential liability for these activities and had environmental reserves for six former uranium sites. An initiative to gather additional information about sites in the region is ongoing, and information gathered under this initiative was submitted to EPA Region 9 during the second and third quarters of 2008 in response to an information request by EPA regarding uranium mining activities on Navajo Nation properties. FCX utilized the results of FMC’s remediation experience, in combination with historical and updated information gathered to date, to initially estimate its fair value of uranium-related liabilities assumed in the Phelps Dodge acquisition.

Asset Retirement Obligations (AROs). FCX’s ARO cost estimates are reflected on a third-party cost basis and comply with FCX’s legal obligation to retire tangible, long-lived assets as defined by SFAS No. 143.

A summary of changes in FCX’s AROs for the years ended December 31, 2008, 2007 and 2006, follows:

	2008	2007	2006
Balance at beginning of year	$728	$30	$27
Liabilities assumed in the acquisition of Phelps Dodge	–	531 [a]	–
Liabilities incurred	5	1	–
Revisions to cash flow estimates	21	179	–
Accretion expense	51	27	3
Spending	(91)	(40)	–
Foreign currency translation adjustment	(2)	–	–
Balance at end of year	712	728	30
Less current portion	(42)	(97)	–
Long-term portion	$670	$631	$30

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

The most significant revisions to cash flow estimates in 2007 were related to changes at Chino, Tyrone and PT Freeport Indonesia. During 2007, Chino and Tyrone each submitted updated third-party closure cost estimates to the state of New Mexico as part of the closure permit renewal process. As a result, FCX revised its cash flow estimates and increased its ARO by $95 million for Chino and $45 million for Tyrone. Additional adjustments may be required based upon the state’s review of the updated closure plans and any permit conditions imposed by the state of New Mexico. Additionally, PT Freeport Indonesia updated its cost estimates primarily for changes to its plans for the treatment of acidic water, resulting in an increase of $33 million.

Legal requirements in New Mexico, Arizona and Colorado require financial assurance to be provided for the estimated costs of reclamation and closure, including groundwater quality protection programs. FCX has satisfied financial assurance requirements by using a variety of mechanisms, such as third-party performance guarantees, financial capability demonstrations, trust funds, surety bonds, letters of credit and collateral. The applicable regulatory requirements provide financial strength tests to support performance guarantees and financial capability demonstrations, which are designed to confirm a company’s or guarantor’s financial capability to fund future estimated reclamation and closure costs. The amount of financial assurance FCX is required to provide will vary with changes in laws, regulations and reclamation and closure cost estimates. As of December 31, 2008, FCX’s financial assurance obligations associated with closure and reclamation costs totaled $708 million, of which approximately $425 million was in the form of parent company guarantees and financial capability demonstrations. At December 31, 2008, FCX had trust assets totaling $114 million, which are legally restricted to fund a portion of its AROs for Chino, Tyrone and Cobre as required by New Mexico regulatory authorities. During 2008, FCX’s trust assets that were voluntarily designated for funding global reclamation and remediation activities decreased by $430 million resulting primarily from reimbursement of previously incurred costs for reclamation and environmental activities.

New Mexico Environmental and Reclamation Programs. FCX’s New Mexico operations are subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. The New Mexico Environment Department (NMED) has required each of these operations to submit closure plans for NMED’s approval. The closure plans must include measures to assure meeting groundwater quality standards following the closure of discharging facilities and to abate any groundwater or surface water contamination.

FCX’s New Mexico operations also are subject to regulation under the New Mexico Mining Act (the Mining Act), which was enacted in 1993, and the Mining Act rules, which are administered by the Mining Minerals Division (MMD). Under the Mining Act, mines are required to submit and obtain approval of closeout plans describing the reclamation to be performed following cessation of mining operations at all or a portion of the mines. At December 31, 2008, FCX had accrued reclamation and closure costs of $372 million for its New Mexico operations. As stated above, additional accruals may be required based on the state’s review of FCX’s updated closure plans and any resulting permit conditions, and the amount of those accruals could be material.

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

Portions of the Arizona mining facilities that operated after January 1, 1986, also are subject to the Arizona Mined Land Reclamation Act (AMLRA). AMLRA requires reclamation to achieve stability and safety consistent with post-mining land use objectives specified in a reclamation plan. Reclamation plans require approval by the State Mine Inspector and must include a cost estimate to perform the reclamation measures specified in the plan. During 2008, FCX updated its closure approach at Sierrita and Tohono to address site-specific regulatory obligations and will continue to evaluate options for future reclamation and closure activities at its other operating and non-operating sites, which are likely to result in additional adjustments to FCX’s ARO liabilities. At December 31, 2008, FCX had accrued reclamation and closure costs of $164 million for its Arizona operations.

PT Freeport Indonesia Reclamation and Closure Programs. The ultimate amount of reclamation and closure costs to be incurred at PT Freeport Indonesia’s operations will be determined based on applicable laws and regulations and PT Freeport Indonesia’s assessment of appropriate remedial activities in the circumstances, after consultation with governmental authorities, affected local residents and other affected parties and cannot currently be projected with precision. Estimates of the ultimate reclamation and closure costs PT Freeport Indonesia will incur in the future involve complex issues requiring integrated assessments over a period of many years and are subject to revision over time as more complete studies are performed. Some reclamation costs will be incurred during mining activities, while most closure costs and the remaining reclamation costs will be incurred at the end of mining activities, which are currently estimated to continue for more than 32 years. At December 31, 2008, PT Freeport Indonesia had accrued reclamation and closure costs of $83 million.

In 1996, PT Freeport Indonesia began contributing to a cash fund ($11 million balance at December 31, 2008) designed to accumulate at least $100 million (including interest) by the end of its Indonesian mining activities. PT Freeport Indonesia plans to use this fund, including accrued interest, to pay the above-mentioned mine closure and reclamation costs. Any costs in excess of the $100 million fund would be funded by operational cash flow or other sources.

In May 2008, the Indonesian Minister of the Department of Energy and Mineral Resources issued a new regulation regarding mine reclamation and closure, which requires a company to provide a mine closure guarantee in the form of a time deposit placed in a state-owned bank in Indonesia. PT Freeport Indonesia does not believe that a deposit is required under the terms of its Contract of Work, but is working with the Department of Energy and Mineral Resources to review these requirements and discuss other options for the mine closure guarantee.

Litigation.  FCX is subject to legal proceedings claims and liabilities that arise in the normal course of business. FCX believes the amount of the ultimate liability with respect to those matters will not have a material adverse effect, either individually or in the aggregate, upon its business, financial condition, liquidity, results of operations or cash flow.

Since approximately 1990, FMC or its subsidiaries have been named as a defendant in product liability or premises lawsuits claiming injury from exposure to asbestos found in electrical wire products produced or marketed many years ago, or from asbestos at certain FMC properties. FCX believes its liability, if any, in these matters will not have a material adverse effect, either individually or in the aggregate, upon its business, financial condition, liquidity, results of operations or cash flow. There can be no assurance, however, that future developments will not alter this conclusion.

Letters of Credit and Surety Bonds.  Standby letters of credit totaled $81 million at December 31, 2008, primarily for reclamation and environmental obligations and workers’ compensation insurance programs. In addition, FCX had surety bonds totaling $89 million at December 31, 2008, associated with reclamation and closure ($66 million – see discussion above), self-insurance bonds primarily for workers’ compensation ($21 million) and miscellaneous bonds ($2 million).

Insurance.  FCX purchases a variety of insurance products to mitigate potential losses. The various insurance products typically have specified deductible amounts, or self-insured retentions, and policy limits. FCX generally is self-insured for U.S. workers’ compensation, but purchases excess insurance up to statutory limits. An actuarial analysis is performed twice a year for various FCX casualty programs, including workers’ compensation, to estimate required insurance reserves. Insurance reserves totaled $60 million at December 31, 2008, which consisted of a current portion of $10 million (included in accounts payable and accrued liabilities) and a long-term portion of $50 million (included in other liabilities).

Other. In December 2008, Cerro Verde was notified by Peruvian taxing authorities of their intent to assess mining royalties related to the minerals processed by the Cerro Verde concentrator. The amount claimed to be due through December 2007 is approximately $33 million. FCX believes that Cerro Verde’s royalty obligations with respect to all minerals extracted are governed by its existing stability agreement, regardless of the processing method applied after extraction, and believes that Cerro Verde owes no royalties with respect to minerals processed through its concentrator. FCX intends to work cooperatively with the Peruvian authorities to resolve this matter.

NOTE 16.  COMMITMENTS AND GUARANTEES
Operating Leases.  FCX leases various types of properties, including offices and equipment. A summary of future minimum rentals under these non-cancelable leases at December 31, 2008, follows:

2009	$26
2010	22
2011	17
2012	8
2013	4
After 2013	5
Total payments	$82

Minimum payments under operating leases have not been reduced by aggregate minimum sublease rentals, which are minimal.

Total aggregate rental expense under operating leases was $90 million in 2008, $54 million in 2007 and $10 million in 2006.

Contractual Obligations.  Based on applicable prices at December 31, 2008, FCX has unconditional purchase obligations of $1.2 billion, primarily comprising the procurement of copper concentrates and cathodes ($522 million), transportation ($184 million) and oxygen ($163 million) that are essential to its operations worldwide. Some of FCX’s unconditional purchase obligations are settled based on the prevailing market rate for the service or commodity purchased. In some cases, the amount of the actual obligation may change over time because of market conditions. Obligations for copper concentrates and cathodes provide for deliveries of specified volumes, at market-based prices, primarily to Atlantic Copper and the North America copper mines. Transportation obligations are primarily for South America contracted ocean freight rates and for North America natural gas transportation. Oxygen obligations provide for deliveries of specified volumes, at fixed prices, primarily to Atlantic Copper.

FCX’s future commitments total $694 million in 2009, $182 million in 2010, $124 million in 2011, $39 million in 2012, $24 million in 2013 and $151 million thereafter. During 2008, 2007 and 2006, FCX fulfilled its minimum contractual purchase obligations or negotiated settlements in those situations in which it terminated an agreement containing an unconditional obligation.

Mining Contracts.  Indonesia. FCX is entitled to mine in Indonesia under the “Contract of Work” between PT Freeport Indonesia and the Government of Indonesia. The original Contract of Work was entered into in 1967 and was replaced with a new Contract of Work in 1991. The initial term of the current Contract of Work expires in 2021, but can be extended by PT Freeport Indonesia for two 10-year periods, subject to Indonesian government approval, which cannot be withheld or delayed unreasonably. Given the importance of contracts of work under the Indonesian legal system and PT Freeport Indonesia’s approximately 40 years of working with the Indonesian government, which included entering into the Contract of Work in 1991 well before the expiration of the 1967 Contract of Work, PT Freeport Indonesia fully expects that the government will approve the extensions as long as it continues to comply with the terms of the Contract of Work.

In July 2004, FCX received a request from the Indonesian Department of Energy and Mineral Resources that it offer to sell shares in PT Indocopper Investama to Indonesian nationals at fair market value. In response to this request and in view of the potential benefits of having additional Indonesian ownership in the operations, FCX agreed, at the time, to consider a potential sale of an interest in PT Indocopper Investama at fair market value. Neither its Contract of Work nor Indonesian law requires FCX to divest any portion of its ownership in PT Freeport Indonesia or PT Indocopper Investama. In May 2008, FCX signed a Memorandum of Understanding with the Papua provincial government (the Province) whereby the parties agreed to work cooperatively to determine the feasibility of an acquisition by the Province of the PT Indocopper Investama shares at fair market value.

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

The combined royalties, including the additional royalties, which became effective January 1, 1999, totaled $113 million in 2008, $133 million in 2007 and $126 million in 2006. PT Freeport Indonesia records these royalty payments as a reduction to revenues.

Africa. In February 2008, the Ministry of Mines, Government of the DRC, sent a letter seeking comment on proposed material modifications to the mining contracts for the Tenke Fungurume concession, including the amount of transfer payments payable to the government, the government’s percentage ownership and involvement in the management of the mine, regularization of certain matters under Congolese law and the implementation of social plans. FCX responded to this letter indicating that its mining contracts were negotiated transparently and approved by the Government of the DRC following extended negotiations, and FCX believes they are fair and equitable, comply with Congolese law and are enforceable without modifications. FCX is continuing to work cooperatively with the government to resolve these matters while continuing with its project development activities.

Community Development Programs.  FCX has adopted policies that govern its working relationships with the communities where it operates that are designed to guide its practices and programs in a manner that respects basic human rights and the culture of the local people impacted by FCX’s operations. FCX continues to make significant expenditures on community development, education, training and cultural programs.

In 1996, PT Freeport Indonesia established the Freeport Partnership Fund for Community Development (formerly the Freeport Fund for Irian Jaya Development) through which PT Freeport Indonesia has made available funding and technical assistance to support the economic health, education and social development of the area. PT Freeport Indonesia has committed through 2011 to provide one percent of its annual revenue for the development of the local people in its area of operations through the Freeport Partnership Fund for Community Development. PT Freeport Indonesia charged $34 million in 2008, $48 million in 2007 and $44 million in 2006 to production costs for this commitment.

FCX’s Cerro Verde copper mine has provided a variety of community support projects over the years. During 2006, as a result of discussions with local mayors in the Arequipa region, Cerro Verde agreed to contribute to the design and construction of domestic water and sewage treatment plants for the benefit of the region. These facilities are being designed in a modular fashion so that initial installations can be readily expanded in the future. FCX has funded approximately 150 million Peruvian nuevo soles (approximately $49 million at December 31, 2008) to a designated bank account (included in other assets) to be used for financing Cerro Verde’s share of the construction costs of these facilities.

During 2006, the Peruvian government announced that all mining companies operating in Peru will make annual contributions to local development funds for a five-year period when copper prices exceed certain levels that are adjusted annually. The contribution is equal to 3.75 percent of after-tax profits, of which 2.75 percent is contributed to a local mining fund and 1.00 percent to a regional mining fund. The charge for these local mining fund contributions totaled $28 million in 2008 and $49 million in 2007.

Guarantees. FCX provides certain financial guarantees (including indirect guarantees of the indebtedness of others) and indemnities.

At its Morenci mine in Arizona, FCX has a venture agreement dated February 7, 1986, with Sumitomo, which includes a put and call option guarantee clause. FCX holds an 85 percent undivided interest in the Morenci complex. Under certain conditions defined in the venture agreement, Sumitomo has the right to sell its 15 percent share to FCX. Likewise, under certain conditions, FCX has the right to purchase Sumitomo’s share of the venture. Based on calculations defined in the venture agreement, at December 31, 2008, the maximum potential payment FCX is obligated to make to Sumitomo upon exercise of the put option (or FCX’s exercise of its call option) totaled approximately $166 million. At December 31, 2008, FCX had not recorded any liability in its consolidated financial statements in connection with this guarantee as FCX does not believe, based on information available, that it is probable that any amounts will be paid under this guarantee as the fair value of Sumitomo’s 15 percent share is well in excess of the exercise price.

Prior to its acquisition by FCX, FMC and its subsidiaries have, as part of merger, acquisition, divestiture and other transactions, from time to time, indemnified certain sellers, buyers or other parties related to the transaction from and against certain liabilities associated with conditions in existence (or claims associated with actions taken) prior to the closing date of the transaction. As part of these transactions, FMC indemnified the counterparty from and against certain excluded or retained liabilities existing at the time of sale that would otherwise have been transferred to the party at closing. These indemnity provisions generally now require FCX to indemnify the party against certain liabilities that may arise in the future from the pre-closing activities of FMC for assets sold or purchased. The indemnity classifications include environmental, tax and certain operating liabilities, claims or litigation existing at closing and various excluded liabilities or obligations. Most of these indemnity obligations arise from transactions that closed many years ago, and given the nature of these indemnity obligations, it is impossible to estimate the maximum potential exposure. Except as described in the following sentence, FCX does not consider any of such obligations as having a probable likelihood of payment that is reasonably estimable, and accordingly, has not recorded any obligations associated with these indemnities. With respect to FCX’s environmental indemnity obligations, any expected costs from these guarantees are accrued when potential environmental obligations are considered by management to be probable and the costs can be reasonably estimated.

NOTE 17.  FINANCIAL INSTRUMENTS
FCX and its subsidiaries do not purchase, hold or sell derivative financial instruments unless there is an existing asset or obligation or if FCX anticipates a future activity that is likely to occur and will result in exposure to market risks. FCX does not enter into any derivative financial instruments for speculative purposes. FCX and its subsidiaries have entered into derivative financial instruments in limited instances to achieve specific objectives. These objectives principally relate to managing risks associated with commodity price, foreign currency and interest rate risks. The fair values of FCX’s financial derivative instruments are based on derivative pricing models or widely published market closing prices. As of December 31, 2008, no FCX derivative instruments met all the criteria under SFAS No. 133, as amended, to qualify as a hedge transaction. A recap of gains (losses) charged to (loss) income from continuing operations before income taxes, minority interests and equity in affiliated companies’ net earnings for derivative financial instruments, including embedded derivatives, for the years ended December 31, 2008, 2007 and 2006, follows:

	2008	2007	2006
Commodity contracts:
Embedded derivatives in provisional sales contracts[a]	$(1,278)	$197	$293
Embedded derivatives in provisional purchase contracts[b]	34	(10)	–
Copper forward contracts[b]	(71)	(44)	47
Copper futures and swap contracts[a]	(184)	(38)	–
FMC’s zero-premium copper collars[a]	–	(175)	–
Gold-Denominated Preferred Stock, Series IIa	–	–	(69)
Silver-Denominated Preferred Stock[a]	–	–	(13)
Foreign currency exchange contracts[b]	–	–	7

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Summarized below are financial instruments whose carrying amounts are not equal to their fair values and unsettled derivative financial instruments at December 31, 2008 and 2007:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Commodity contracts:
Embedded derivatives in provisional sales/
purchases contracts:[a]
Asset position	$87	$87	$34	$34
Liability position	(485)	(485)	(157)	(157)
Copper forward contracts:
Liability position[b]	(4)	(4)	(4)	(4)
Copper futures and swap contracts:
Asset position[c]	2	2	–	–
Liability position[b,d]	(89)	(89)	(9)	(9)
Long-term debt (including amounts due within
one year)	(7,351)	(5,889)	(7,211)	(7,595)

a.
Amounts recorded either as a net accounts receivable or a net accounts payable except for Atlantic Copper's copper purchases, which are recorded to product inventories ($56 million for 2008 and $18 million for 2007).

b.	Amounts recorded in accounts payable and accrued liabilities.

c.	Amounts recorded in accounts receivable.

d.	At December 31, 2008, FCX had paid $92 million to brokers for margin requirements, which is recorded in other current assets.

Commodity Contracts.  From time to time, FCX has entered into forward, futures, swaps and option contracts to hedge the market risk associated with fluctuations in the prices of commodities it sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of December 31, 2008 and 2007, FCX had no price protection contracts relating to its mine production. A summary of FCX’s derivative contracts and programs follows.

Embedded Derivatives. As described in Note 1 under “Revenue Recognition,” a portion of FCX’s copper concentrate and cathode sales contracts and gold sales contracts provides for provisional pricing primarily based on LME or COMEX prices at the time of shipment as specified in the contract. Similarly, FCX purchases copper and molybdenum under contracts that provide for provisional pricing. FCX applies the normal purchase and sale exception under SFAS No. 133, as amended, to the host sales agreements since the contracts do not allow for net settlement and always result in physical delivery. Under SFAS No. 133, as amended, sales and purchases made on a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism that is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale or purchase of the metals contained in the concentrates or cathodes at the then-current LME or COMEX price. Mark-to-market price fluctuations recorded through the settlement date are reflected in revenues for sales contracts and in cost of sales as production and delivery costs for purchase contracts. At December 31, 2008, FCX had embedded derivatives on 508 million pounds of copper sales (net of minority interests), with maturities through May 2009 and 113 million pounds of copper purchases, with maturities through March 2009.

Copper Forward Contracts. Atlantic Copper enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded to cost of sales. At December 31, 2008, Atlantic Copper held forward copper purchase contracts for 55 million pounds at an average price of $1.45 per pound, with maturities through February 2009.

Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the COMEX average price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures and swap contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in FCX receiving the COMEX average price in the month of shipment. Gains and losses for these economic hedge transactions are recorded to revenues. At December 31, 2008, FCX held copper futures and swap contracts for 93 million pounds at an average price of $2.34 per pound, with maturities through December 2010.

FMC Copper Collars. As a result of the acquisition of Phelps Dodge, FCX assumed Phelps Dodge’s 2007 copper price protection program ($423 million obligation at acquisition date), which consisted of zero-premium copper collars (consisting of both put and call options) for 486 million pounds of copper capped at $2.00 per pound and copper put options for 730 million pounds with a floor price of $0.95 per pound. The zero-premium copper collars consisted of the simultaneous purchase of a monthly or annual put option and the sale of an annual call option. The put option portion of this economic hedge effectively ensured a minimum price per pound while the call option portion established a maximum price per pound. The primary objective of these contracts was to set a minimum price, and the secondary objective was to retain market upside. At December 31, 2007, the copper put options expired without settlement, and FCX paid $598 million in January 2008 to settle the copper call options. FCX does not currently intend to enter into similar hedging programs in the future.

Gold- and Silver-Denominated Preferred Stock. In 2006, FCX redeemed its gold-denominated and silver-denominated preferred stock that had dividends and redemption amounts determined by commodity prices.

Foreign Currency Exchange Contracts.  As a global company, FCX transacts business in many countries and in many currencies. Foreign currency transactions of FCX’s international subsidiaries increase its risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. FCX may hedge or protect its international subsidiaries’ foreign currency transactions from time to time by entering into forward exchange contracts to lock in or minimize the effects of fluctuations in exchange rates. FCX had no outstanding foreign currency exchange contracts at December 31, 2008.

Interest Rate Swap Contracts.  From time to time, FCX or its subsidiaries may enter into interest rate swaps to manage its exposure to interest rate changes on a portion of its debt. Floating-rate debt exposes FCX to increasing costs from rising interest rates. FCX may enter into interest rate swap contracts to lock in an interest rate considered to be favorable in order to protect against its exposure to variability in future interest payments attributable to increases in interest rates of the designated floating-rate debt. FCX had no outstanding interest rate swap contracts at December 31, 2008.

Credit Risk.  FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses highly rated financial institutions that meet certain requirements. FCX also periodically reviews the creditworthiness of these institutions to ensure that they are maintaining their ratings. FCX does not anticipate that any of the financial institutions FCX deals with will default on their obligations. As of December 31, 2008, FCX did not have any significant credit exposure associated with derivative transactions.

Other Financial Instruments.  The methods and assumptions FCX used to estimate the fair value of significant groups of financial instruments for which it can reasonably determine a value are as follows:

Cash and Cash Equivalents. The financial statement amount is a reasonable estimate of the fair value because of the short maturity of these instruments.

Trust Assets. The financial statement amount represents the fair value of trust assets, which is based on quoted market prices.

Long-Term Debt. The fair value of substantially all of FCX’s long-term debt is estimated based on quoted market prices.

NOTE 18.  ACQUISITION OF PHELPS DODGE
On March 19, 2007, FCX acquired Phelps Dodge, a fully integrated producer of copper and molybdenum, with mines in North and South America and processing capabilities for other by-product minerals, such as gold, silver and rhenium, and several development projects, including Tenke Fungurume in the DRC.

In the acquisition, each share of Phelps Dodge common stock was exchanged for 0.67 of a share of FCX common stock and $88.00 in cash. As a result, FCX issued 136.9 million shares and paid $18.0 billion in cash to Phelps Dodge shareholders. The acquisition was accounted for under the purchase method as required by SFAS No. 141 with FCX as the accounting acquirer.

The estimated fair value of assets acquired and liabilities assumed and the results of Phelps Dodge’s (now known as FMC) operations are included in FCX’s consolidated financial statements beginning March 20, 2007.

The following table summarizes the $25.8 billion purchase price, which was funded through a combination of common shares issued, borrowings under an $11.5 billion senior credit facility, proceeds from the offering of $6.0 billion of senior notes (see Note 11 for further discussion) and available cash resources:

Phelps Dodge common stock outstanding and issuable at
March 19, 2007 (in millions)	204.3
Exchange offer ratio per share of FCX common stock for each
Phelps Dodge common share	0.67
Shares of FCX common stock issued (in millions)	136.9

Cash consideration of $88.00 for each Phelps Dodge common share	$17,979	[a]
Fair value of FCX common stock issued	7,781	[b]
Transaction and change of control costs and related employee benefits	137
Release of FCX deferred tax asset valuation allowances	(92)[c]
Total purchase price	$25,805

a.	Cash consideration includes cash paid in lieu of any fractional shares of FCX stock.

b.
Measurement of the common stock component of the purchase price was based on a weighted-average closing price of FCX’s common stock of $56.85 for the two days prior to through two days after the public announcement of the merger on November 19, 2006.

c.
FCX determined that, as a result of the acquisition of Phelps Dodge, it would be able to realize certain U.S. tax credits for which it had previously not recognized any benefit. Recognition of these tax credits resulted in a $92 million reduction to the purchase price.

In accordance with the purchase method of accounting, the purchase price paid was determined at the date of the public announcement of the transaction and was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the closing date of March 19, 2007. In valuing acquired assets and assumed liabilities, fair values were based on, but not limited to: quoted market prices, where available; the intent of FCX with respect to whether the assets purchased were to be held, sold or abandoned; expected future cash flows; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; and appropriate discount rates and growth rates. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. At the date of acquisition of Phelps Dodge, copper price projections used to value the assets acquired ranged from near-term prices of $2.98 per pound for copper declining over an eight-year period to $1.20 per pound and $26.20 per pound for molybdenum declining over a five-year period to $8.00 per pound, reflecting price expectations at that time.

A summary of the final purchase price allocation as of March 19, 2007, follows (in billions):

	Phelps
	Dodge		Purchase
	Historical	Fair Value	Price
	Balances	Adjustments	Allocation
Cash and cash equivalents	$4.2	$–	$4.2
Inventories, including mill and leach stockpiles	0.9	2.8	3.7
Property, plant and equipment[a]	6.0	16.2	22.2
Other assets	3.1	0.2	3.3
Allocation to goodwill[b]	–	6.2	6.2 [c]
Total assets	14.2	25.4	39.6
Deferred income taxes (current and long-term)[d]	(0.7)	(6.3)	(7.0)
Other liabilities	(4.1)	(1.5)	(5.6)
Minority interests	(1.2)	–	(1.2)
Total	$8.2	$17.6	$25.8

a.	Includes amounts for proven and probable reserves and values of VBPP (see Note 1).

b.	None of the $6.2 billion of goodwill was deductible for tax purposes.

c.	Includes $160 million of goodwill associated with PDIC, which was sold in the fourth quarter of 2007 (see Note 4).

d.	Deferred income taxes were recognized based on the difference between the tax basis and the estimated fair values assigned to net assets.

Unaudited Pro Forma Financial Information.  The following unaudited pro forma financial information assumes that FCX acquired Phelps Dodge effective January 1, 2007. The most significant adjustments relate to the purchase accounting impacts of increases in the carrying values of acquired metal inventories (including mill and leach stockpiles) and property, plant and equipment using March 19, 2007, metal prices and assumptions:

	Historical
		Phelps	Pro Forma	Pro Forma
	FCX	Dodge[a]	Adjustments	Consolidated
Year Ended December 31, 2007
Revenues	$16,939	$2,294	$–	$19,233	[b]
Operating income	6,555	793	(178)	7,170	[b,c]

a.
Represents the results of Phelps Dodge’s operations from January 1, 2007, through March 19, 2007. Beginning March 20, 2007, the results of Phelps Dodge’s operations are included in FCX’s consolidated financial information.

b.
Includes charges to revenues for mark-to-market accounting adjustments on copper price protection programs totaling $195 million. Also includes credits for amortization of acquired intangible liabilities totaling $120 million.

c.
Includes charges associated with the impacts of the increases in the carrying values of acquired metal inventories (including mill and leach stockpiles) and property, plant and equipment, and also includes the amortization of intangible assets and liabilities resulting from the acquisition totaling $1.7 billion.

The above unaudited pro forma consolidated financial information has been prepared for illustrative purposes only and is not intended to be indicative of the results that would actually have occurred, or the results expected in future periods, had the events reflected herein occurred on the dates indicated.

NOTE 19.  BUSINESS SEGMENTS
FCX has organized its operations into five primary divisions – North America copper mines, South America copper mines, Indonesia mining, Africa mining and Molybdenum operations. Notwithstanding this structure, FCX internally reports information on a mine-by-mine basis. Therefore, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” FCX concluded that its operating segments include individual mines. Operating segments that meet certain SFAS No. 131 thresholds are reportable segments.

During 2008, FCX revised the presentation of its operating divisions to better reflect management’s view of the consolidated FCX operations. Additionally, in 2008, Sierrita and Africa mining became reportable segments. FCX has revised its segment disclosures for the years ended December 31, 2007 and 2006, to conform with the current year presentation.

Further discussion of the reportable segments included in FCX’s operating divisions, as well as FCX’s other reportable segments – Rod & Refining and Atlantic Copper Smelting & Refining – follows. See Note 3 for information on FCX’s ownership interests.

North America Copper Mines.  Until the fourth quarter of 2008, FCX had seven operating copper mines in North America – Morenci, Sierrita, Bagdad, Safford and Miami in Arizona and Chino and Tyrone in New Mexico. As a result of the revised operating plans, mining and milling activities have been suspended at Chino, and the project to restart the Miami mine has been deferred. The North America copper mines include open-pit mining, sulfide ore concentrating, leaching and SX/EW operations. A majority of the copper produced at the North America copper mines is cast into copper rod by FCX’s Rod & Refining operations. The North America copper mines division includes Morenci and Sierrita as reportable segments.

Morenci. The Morenci open-pit mine, located in southeastern Arizona, primarily produces copper cathodes and copper concentrates. In addition to copper, the Morenci mine produces a small amount of molybdenum concentrates as a by-product.

Sierrita. The Sierrita open-pit mine, located in Pima County, Arizona, primarily produces copper cathodes, copper concentrates and copper sulfate. In addition to copper, the Sierrita mine produces molybdenum concentrate as a by-product.

Other Mines. Other mines include FCX’s other operating southwestern U.S. copper mines – Bagdad, Safford and Tyrone. In addition to copper, the Bagdad mine produces molybdenum concentrate as a by-product. Other mines also include FCX’s southwestern U.S. copper mines that are currently on care-and-maintenance status, including Miami and Chino.

South America Copper Mines.  FCX has four operating copper mines in South America – Cerro Verde in Peru, and Candelaria, Ojos del Salado and El Abra in Chile. These operations include open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. The South America copper mines division includes Cerro Verde as a reportable segment.

Cerro Verde. The Cerro Verde open-pit copper mine, located near Arequipa, Peru, produces copper cathodes and copper concentrates. In addition to copper, the Cerro Verde mine produces molybdenum concentrate as a by-product. In the first quarter of 2009, FCX announced plans to temporarily curtail the molybdenum circuit at Cerro Verde.

Other Mines. Other mines include FCX’s Chilean copper mines – Candelaria, Ojos del Salado and El Abra – which include open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. In addition to copper, the Candelaria and Ojos del Salado mines produce gold and silver as by-products.

Indonesia.  Indonesia mining includes PT Freeport Indonesia’s Grasberg minerals district. PT Freeport Indonesia produces copper concentrates, which contain significant quantities of gold and silver.

Africa.  Africa mining includes the Tenke Fungurume copper and cobalt mining concessions in the Katanga province of the DRC. Construction activities are well advanced and initial production is targeted during the second half of 2009. The initial project at Tenke Fungurume is based on mining and processing ore reserves approximating 119 million metric tons with average ore grades of 2.6 percent copper and 0.35 percent cobalt.

Molybdenum.  The Molybdenum segment is an integrated producer of molybdenum, with mining, sulfide ore concentrating, roasting and processing facilities that produce high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products, which are sold to customers around the world, and includes the wholly owned Henderson molybdenum mine in Colorado and related conversion facilities. The Henderson underground mine produces high-purity, chemical-grade molybdenum concentrates, which are typically further processed into value-added molybdenum chemical products. This segment also includes a sales company that purchases and sells molybdenum from the Henderson mine as well as from FCX’s North and South America copper mines that produce molybdenum as a by-product. In addition, at times this segment roasts and/or processes material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to FCX’s facilities for processing into a product that is returned to the customer, who pays FCX for processing its material into the specified products.

The Molybdenum segment also includes FCX’s wholly owned Climax molybdenum mine in Colorado, which has been on care-and-maintenance status since 1995.

Rod & Refining. The Rod & Refining segment consists of copper conversion facilities located in North America, and until the fourth quarter of 2008, included a refinery, four rod mills and a specialty copper products facility. As a result of the revised operating plans in the fourth quarter of 2008, one of FCX’s rod mills was permanently closed. These operations process copper produced at the North America mines and purchased copper into copper cathode, rod and custom copper shapes. At times these operations refine copper and produce copper rod and shapes for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to FCX’s facilities for processing into a product that is returned to the customer, who pays FCX for processing its material into the specified products.

Atlantic Copper Smelting & Refining.  Atlantic Copper, FCX’s wholly owned smelting unit in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. PT Freeport Indonesia and the South America copper mines generally sell a portion of their concentrate and cathode (South America) production to Atlantic Copper.

Intersegment sales. Intersegment sales between FCX’s operations are based on similar arms-length transactions with third parties at the time of the sale. Intersegment sales may not be reflective of the actual prices ultimately realized because of a variety of factors, including additional processing, timing of sales to unaffiliated customers and transportation premiums.

Allocations. FCX allocates certain operating costs, expenses and capital to the operating divisions and individual segments. However, not all costs and expenses applicable to a mine or operation are allocated. All U.S. federal and state income taxes are recorded and managed at the corporate level with the exception of foreign income taxes, which are recorded and managed at the applicable mine or operation. In addition, most exploration and research activities are managed at the corporate level, and those costs are not allocated to the operating division or segments. Accordingly, the following segment information reflects management determinations that may not be indicative of what the actual financial performance of each operating division or segment would be if it was an independent entity.

FCX revenues attributable to the products it produces for the years ended December 31, 2008, 2007 and 2006, follow:

	2008	2007	2006
Refined copper products	$9,575	$8,918	$1,865
Copper in concentrates[a]	3,954	4,541	2,721
Molybdenum	2,408	1,703	–
Gold	1,286	1,664	1,155
Other[b]	573	113	50
Total	$17,796	$16,939	$5,791

a.	Amounts are net of treatment and refining charges totaling $398 million for 2008, $502 million for 2007 and $388 million for 2006.

b.
Amounts are net of royalty charges totaling $113 million in 2008, $133 million in 2007 and $126 million in 2006. Also includes $273 million in 2008, $(36) million in 2007 and $139 million in 2006 for adjustments to prior year sales and pre-acquisition sales in 2007 subject to final pricing.

Information concerning financial data by geographic area for the years ended December 31, 2008, 2007 and 2006, is presented in the following tables.

Geographic Area

	2008	2007	2006
Revenues[a]:
United States	$7,609	$6,480	$76
Japan	2,662	2,479	1,242
Spain	1,872	1,773	1,380
Indonesia	1,420	2,105	1,202
Chile	669	627	–
United Kingdom	404	661	126
Others	3,160	2,814	1,765
Total	$17,796	$16,939	$5,791

	2008	2007	2006
Long-lived assets[b]:
United States	$6,529	$16,954	$41
Indonesia	3,361	3,126	2,933
Peru	3,278	3,242	–
Democratic Republic of Congo	2,696	1,506	–
Chile	1,551	2,882	–
Spain	283	274	265
Others	59	84	–
Total	$17,757	$28,068	$3,239

a.	Revenues are attributed to countries based on the location of the customer.

b.	Long-lived assets exclude deferred tax assets, goodwill and intangible assets.

Major Customers
No single customer accounted for 10 percent or more of FCX’s consolidated revenues in 2008. Sales to PT Smelting totaled $1.8 billion (11 percent of FCX’s consolidated revenues) in 2007 and $1.2 billion (21 percent of FCX’s consolidated revenues) in 2006. See Note 3 for further discussion of FCX’s investment in PT Smelting.

Business Segments
Business segments for the years ended December 31, 2008, 2007 and 2006, are presented in the following tables.

Business Segments
	North America Copper Mines				South America Copper Mines			Indonesia		Africa
													Atlantic	Corporate,
													Copper	Other &
			Other		Cerro	Other					Molyb-	Rod &	Smelting	Elimi-	FCX
Year Ended December 31, 2008	Morenci	Sierrita	Mines	Total	Verde	Mines	Total	Grasberg		Tenke	denum	Refining	& Refining	nations	Total
Revenues:
Unaffiliated customers[b]	$370	$90	$256	$716	$1,602	$2,166	$3,768	$2,934	[a]	$–	$2,488	$5,524	$2,333	$33	$17,796
Intersegment	1,630	1,103	1,816	4,549	261	137	398	478		–	–	33	8	(5,466)	–
Production and delivery[b]	1,313	487	1,247	3,047	698	1,146	1,844	1,792		6	1,528	5,527	2,276	(5,604)	10,416
Depreciation, depletion
and amortization[b]	330	88	352	770	178	333	511	222		6	192	8	35	38	1,782
LCM inventory adjustments	302	–	359	661	–	10	10	–		10	101	–	–	–	782
Selling, general and
administrative expenses	–	–	–	–	–	–	–	91		–	18	–	20	140	269
Exploration and research expenses	–	–	–	–	–	–	–	–		–	2	–	–	290	292
Goodwill impairment	1,851	991	1,308	4,150	763	366	1,129	–		2	703	–	–	3	5,987
Long-lived asset impairments and
other charges[c]	2,702	1,908	3,549	8,159	1	1,365	1,366	–		2	1,417	20	–	14	10,978
Operating (loss) income[b]	(4,498)	(2,281)	(4,743)	(11,522)	223	(917)	(694)	1,307		(26)	(1,473)	2	10	(314)	(12,710)

Interest expense, net	2	1	10	13	2	2	4	(1)		69	–	4	13	482	584
(Benefit from) provision for income
taxes	–	–	–	–	313	(267)	46	612		(66)	–	–	–	(3,436)	(2,844)
Total assets at December 31, 2008	2,148	495	3,555	6,198	3,994	2,406	6,400	4,420		2,685	1,795	266	852	737	23,353
Capital expenditures	276	51	282	609	129	194	323	444		1,058	180	9	34	51	2,708

a. Includes PT Freeport Indonesia’s sales to PT Smelting totaling $1.4 billion.
b. The following table summarizes the impact of purchase accounting fair value adjustments on operating (loss) income primarily associated with the impacts of the increases in the carrying values of acquired metals inventories (including mill and leach stockpiles) and property, plant and equipment:

Revenues	$–	$–	$–	$–	$5	$1	$6	N/A		$–	$(2)	$–	N/A	$–	$4
Production and delivery	37	11	(24)	24	9	37	46	N/A		–	32	–	N/A	23	125
Depreciation, depletion
and amortization	209	62	199	470	87	203	290	N/A		–	139	–	N/A	(11)	888
Impact on operating (loss) income	$(246)	$(73)	$(175)	$(494)	$(91)	$(239)	$(330)	N/A		$–	$(173)	$–	N/A	$(12)	$(1,009)

c. The following table summarizes long-lived asset impairments and other charges:

Long-lived asset impairments	$2,683	$1,900	$3,511	$8,094	$–	$1,359	$1,359	$–		$–	$1,408	$6	$–	$–	$10,867
Restructuring charges	3	2	18	23	1	6	7	–		2	4	4	–	10	50
Special retirement benefits
and curtailments	16	6	20	42	–	–	–	–		–	5	10	–	4	61
Long-lived asset impairments
and other charges	$2,702	$1,908	$3,549	$8,159	$1	$1,365	$1,366	$–		$2	$1,417	$20	$–	$14	$10,978

Business Segments (continued)
	North America Copper Mines				South America Copper Mines			Indonesia		Africa
													Atlantic	Corporate,
													Copper	Other &
			Other		Cerro	Other					Molyb-	Rod &	Smelting	Elimi-	FCX
Year Ended December 31, 2007	Morenci	Sierrita	Mines	Total	Verde	Mines	Total	Grasberg		Tenke	denum	Refining	& Refining	nations	Total
Revenues:
Unaffiliated customers[b]	$286	$53	$203	$542	$1,243	$2,228	$3,471	$3,640	[a]	$–	$1,746	$5,108	$2,388	$44	$16,939
Intersegment	1,516	780	1,255	3,551	390	18	408	1,168		–	–	32	–	(5,159)	–
Production and delivery[b]	1,014	352	800	2,166	479	798	1,277	1,388		10	1,287	5,119	2,329	(5,049)	8,527
Depreciation, depletion
and amortization[b]	240	54	205	499	129	249	378	199		2	94	7	36	31	1,246
Selling, general and
administrative expenses	–	–	–	–	–	–	–	188		–	10	–	20	248	466
Exploration and research expenses	–	–	–	–	–	–	–	–		–	2	–	–	143	145
Operating income (loss)[b]	548	427	453	1,428	1,025	1,199	2,224	3,033		(12)	353	14	3	(488)	6,555

Interest expense, net	–	–	–	–	9	(2)	7	12		(41)	–	4	26	505	513
Provision for income taxes	–	–	–	–	484	369	853	1,326		4	–	–	–	217	2,400
Total assets at December 31, 2007	5,043	2,419	7,209	14,671	4,236	4,183	8,419	3,737		1,477	3,522	438	915	7,482 [c]	40,661
Capital expenditures	269	28	559	856	58	65	123	368		266	45	8	42	47	1,755

a. Includes PT Freeport Indonesia’s sales to PT Smelting totaling $1.8 billion.
b.The following table summarizes the impact of purchase accounting fair value adjustments on operating income (loss) primarily associated with the impacts of the increases in the carrying values of acquired metals inventories (including mill and leach stockpiles) and property, plant and equipment:

Revenues	$–	$–	$–	$–	$8	$1	$9	N/A		$–	$111	$–	N/A	$–	$120
Production and delivery	218	50	76	344	73	96	169	N/A		–	164	–	N/A	104	781
Depreciation, depletion
and amortization	167	37	130	334	64	145	209	N/A		–	52	–	N/A	–	595
Impact on operating income (loss)	$(385)	$(87)	$(206)	$(678)	$(129)	$(240)	$(369)	N/A		$–	$(105)	$–	N/A	$(104)	$(1,256)

c. Includes preliminary goodwill of $6.1 billion, which had not been allocated to reporting units.

	North America Copper Mines				South America Copper Mines			Indonesia		Africa
													Atlantic	Corporate,
													Copper	Other &
			Other		Cerro	Other					Molyb-	Rod &	Smelting	Elimi-	FCX
Year Ended December 31, 2006	Morenci	Sierrita	Mines	Total	Verde	Mines	Total	Grasberg		Tenke	denum	Refining	& Refining	nations	Total
Revenues:
Unaffiliated customers	$–	$–	$–	$–	$–	$–	$–	$3,543	[a]	$–	$–	$–	$2,242	$6	$5,791
Intersegment	–	–	–	–	–	–	–	852		–	–	–	–	(852)	–
Production and delivery	–	–	–	–	–	–	–	1,279		–	–	–	2,119	(873)	2,525
Depreciation, depletion
and amortization\	–	–	–	–	–	–	–	184		–	–	–	33	11	228
Selling, general and
administrative expenses	–	–	–	–	–	–	–	211		–	–	–	16	(70)	157
Exploration and research expenses	–	–	–	–	–	–	–	–		–	–	–	–	12	12
Operating income	–	–	–	–		–	–	2,721		–	–	–	74	74	2,869
					–
Interest expense, net	–	–	–	–	–	–	–	20		–	–	–	25	31	76
Provision for income taxes	–	–	–	–	–	–	–	950		–	–	–	–	251	1,201
Total assets at December 31, 2006	–	–	–	–	–	–	–	4,112		–	–	–	915	363	5,390
Capital expenditures	–	–	–	–	–	–	–	234		–	–	–	17	–	251

a. Includes PT Freeport Indonesia’s sales to PT Smelting totaling $1.2 billion.

NOTE 20.  SUPPLEMENTARY MINERAL RESERVE INFORMATION (UNAUDITED)
Recoverable proven and probable reserves have been calculated as of December 31, 2008, in accordance with Industry Guide 7 as required by the Securities and Exchange Act of 1934. FCX’s proven and probable reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance in other countries. Proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry, as more fully discussed below. The term “reserve,” as used in the reserve data presented here, means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The term “proven reserves” means reserves for which (i) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (ii) grade and/or quality are computed from the results of detailed sampling; and (iii) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

FCX’s reserve estimates are based on the latest available geological and geotechnical studies. FCX conducts ongoing studies of its ore bodies to optimize economic values and to manage risk. FCX revises its mine plans and estimates of proven and probable mineral reserves as required in accordance with the latest available studies. At December 31, 2008, FCX’s estimated consolidated recoverable reserves include 102.0 billion pounds of copper, 40.0 million ounces of gold, 2.48 billion pounds of molybdenum, 266.6 million ounces of silver and 0.7 billion pounds of cobalt. At December 31, 2008, recoverable reserves include estimated recoverable copper totaling 2.8 billion pounds in leach stockpiles and 1.1 billion pounds in mill stockpiles, including FCX’s joint venture partner’s interest in the Morenci mine.

	Recoverable Proven and Probable Reserves[a]
	at December 31, 2008
	Copper	Gold	Molybdenum
	(billion pounds)	(million ounces)	(billion pounds)
North America	28.3	0.2	2.08
South America	32.2	1.3	0.40
Indonesia	35.6	38.5	–
Africa	5.9	–	–
Consolidated basis[b]	102.0	40.0	2.48

Net equity interest[c]	82.4	36.2	2.30

a.
Proven and probable recoverable reserves are estimated metal quantities from which FCX expects to be paid after application of estimated metallurgical recovery rates and smelter recovery rates, where applicable. Recoverable reserves are that part of a mineral deposit that FCX estimates can be economically and legally extracted or produced at the time of the reserve determination.

b.
Consolidated basis reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America and the Grasberg minerals district in Indonesia.

c.	Net equity interest reserves represent estimated consolidated basis metal quantities further reduced for minority interest ownership.

Estimated recoverable reserves were determined using long-term average prices of $1.60 per pound for copper, $550 per ounce for gold, $8.00 per pound for molybdenum, $12.00 per ounce for silver and $10.00 per pound for cobalt. The London spot metal prices for the past three years averaged $3.15 per pound for copper and $724 per ounce for gold, and molybdenum prices for the past three years averaged approximately $28 per pound.

	100% Basis
		Average Ore Grade				Recoverable Proven and
		Per Metric Ton				Probable Reserves
	Ore					Copper	Gold		Moly
	(million	Copper	Gold		Moly	(billion	(million		(million
Year-End	metric tons)	(%)	(grams)		(%)	pounds)	ounces)		pounds)
2004	2,769	1.09	0.97		N/A	56.2	61.0		N/A
2005	2,822	1.07	0.92		N/A	56.6	58.0		N/A
2006	2,813	1.04	0.90		N/A	54.8	54.3		N/A
2007	12,224	0.51	0.20		0.01	110.4	54.1		2,042
2008	14,067	0.48	0.17		0.01	118.8	53.4		2,485

By Area at December 31, 2008:

North America
Developed and producing:
Morenci	2,813	0.28	–		0.002	10.1	–		27
Sierrita	1,473	0.26	–	[a]	0.029	7.1	0.1		769
Bagdad	1,051	0.30	–	[a]	0.015	5.3	0.1		252
Safford	450	0.38	–		–	2.6	–		–
Tyrone	334	0.29	–		–	1.4	–		–
Henderson	149	–	–		0.176	–	–		502
Chino[b]	143	0.52	0.01		0.005	2.3	–	[a]	6
Miami[b]	91	0.43	–		–	0.6	–		–
Undeveloped:
Climax	165	–	–		0.165	–	–		532
Cobre	73	0.39	–		–	0.4	–		–

South America
Developed and producing:
Cerro Verde	3,023	0.37	–		0.012	21.6	–		397
El Abra	1,120	0.45	–		–	5.5	–		–
Candelaria	391	0.55	0.11		–	4.9	1.3		–
Ojos del Salado	8	1.12	0.27		–	0.2	–	[a]	–

Indonesia
Developed and producing:
Grasberg open pit	384	0.97	1.17		–	7.1	12.0		–
Deep Ore Zone[c]	282	0.62	0.67		–	3.3	4.6		–
Undeveloped:
Grasberg block cave	1,007	1.02	0.81		–	19.4	17.7		–
Kucing Liar	441	1.24	1.09		–	10.3	7.1		–
Deep Mill Level Zone[d]	494	0.89	0.75		–	8.3	9.1		–
Big Gossan	56	2.23	1.18		–	2.5	1.4		–

Africa
Undeveloped:
Tenke Fungurume[e]	119	2.64	–		–	5.9	–		–

Total 100% basis	14,067					118.8	53.4		2,485
Consolidated basis						102.0	40.0		2,482
FCX’s equity share						82.4	36.2		2,297

a.	Amounts not shown because of rounding.

b.	Mining operations suspended as of December 31, 2008.

c.	In 2007, FCX combined the Deep Ore Zone and Ertsberg Stockwork Zone reserves, which FCX now refers to as the Deep Ore Zone.

d.	In 2007, FCX combined the Mill Level Zone and Deep Mill Level Zone reserves, which FCX now refers to as the Deep Mill Level Zone.

e.
Recoverable proven and probable reserves also include 0.7 billion pounds of recoverable cobalt on a 100 percent basis (0.4 billion pounds on an equity share basis) with an average ore grade of 0.35 percent.

NOTE 21.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2008
Revenues	$5,672	$5,441	$4,616	$2,067	$17,796
Operating income (loss)[a]	2,396	2,053	1,133	(18,292)	(12,710)
Net income (loss) applicable to
common stock[a]	1,122	947	523	(13,933)	(11,341)
Basic net income (loss) per share
of common stock	2.93	2.47	1.37	(36.78)	(29.72)
Diluted net income (loss) per share
of common stock[a]	2.64	2.25	1.31	(36.78)	(29.72)

2007
Revenues[b]	$2,246	$5,443	$5,066	$4,184	$16,939
Operating income[b,c]	1,172	2,354	1,877	1,152	6,555
Income from continuing operations
applicable to common stock[b,c,d]	472	1,076	763	423	2,734
Income (loss) from discontinued
operations[c]	4	28	12	(9)	35
Net income applicable to common
stock[b,c,d]	476	1,104	775	414	2,769
Basic net income (loss) per share
of common stock:
Continuing operations	$2.18	$2.83	$2.00	$1.10	$8.02
Discontinued operations	0.02	0.07	0.03	(0.02)	0.10
Basic net income per share of
common stock	$2.20	$2.90	$2.03	$1.08	$8.12
Diluted net income (loss) per share
of common stock:
Continuing operations[b,c,d]	$2.00	$2.56	$1.85	$1.07	$7.41
Discontinued operations[c]	0.02	0.06	0.02	(0.02)	0.09
Diluted net income per share of
common stock[b,c,d]	$2.02	$2.62	$1.87	$1.05	$7.50

All references to income or losses per share are on a diluted basis, unless otherwise noted.

a.
Includes LCM inventory adjustments totaling $1 million ($1 million to net income or less than $0.01 per share) in the first quarter, $4 million ($2 million to net income or $0.01 per share) in the second quarter, $17 million ($10 million to net income or $0.02 per share) in the third quarter, $760 million ($466 million to net loss or $1.23 per share) in the fourth quarter and $782 million ($479 million to net loss or $1.26 per share) for the year. Fourth quarter also includes asset impairments totaling $10.9 billion ($6.6 billion to net loss or $17.34 per share), goodwill impairments totaling $6.0 billion ($6.0 billion to net loss or $15.69 per share), restructuring charges totaling $50 million ($30 million to net loss or $0.08 per share) and special retirement benefits and curtailments totaling $61 million ($37 million to net loss or $0.10 per share). Includes the purchase accounting impact of the increases in the carrying values of acquired metals inventories (including mill and leach stockpiles) and property, plant and equipment; the impact associated with the amortization of intangible assets and liabilities resulting from the acquisition of Phelps Dodge; and also includes amounts for non-operating income and expense primarily related to the accretion of the fair values of assumed environmental obligations (determined on a discounted cash flow basis). These impacts total $278 million to operating income and $15 million to non-operating income and expense ($183 million to net income or $0.41 per share) in the first quarter, $236 million to operating income and $22 million to non-operating income and expense ($161 million to net income or $0.36 per share) in the second quarter, $247 million to operating income and $30 million to non-operating income and expense ($174 million to net income or $0.39 per share) in the third quarter, $248 million to operating loss and $26 million to non-operating income and expense ($161 million to net loss or $0.43 per share) in the fourth quarter and $1.0 billion to operating loss and $93 million to non-operating income and expense ($679 million to net loss or $1.78 per share) for the year.

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

c.
Includes the purchase accounting impact of the increases in the carrying values of acquired metals inventories (including mill and leach stockpiles) and property, plant and equipment; and also includes the impact associated with the amortization of intangible assets and liabilities resulting from the acquisition of Phelps Dodge totaling $124 million ($79 million to net income or $0.32 per share) in the first quarter, $455 million ($284 million or $0.64 per share) in the second quarter, $445 million ($279 million to net income or $0.62 per share) in the third quarter, $232 million ($143 million to net income or $0.35 per share) in the fourth quarter and $1.3 billion to operating income ($785 million to net income or $1.98 per share) for the year associated with continuing operations. Also includes purchase accounting impact totaling $8 million ($0.02 per share) in the third quarter associated with discontinued operations.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)           Changes in internal controls.  There has been no change in our internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(c)           Management’s annual report on internal control over financial reporting and the report thereon of Ernst & Young LLP are included herein under Item 8. “Financial Statements and Supplemental Data.”

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Information About Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement to be filed with the Securities and Exchange Commission (SEC), relating to our 2009 annual meeting of stockholders, is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4 in Part I of this report.

Item 11.  Executive Compensation.

The information set forth under the captions “Director Compensation” and “Executive Officer Compensation” of our definitive proxy statement to be filed with the SEC, relating to our 2009 annual meeting of stockholders, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” of our definitive proxy statement to be filed with the SEC, relating to our 2009 annual meeting of stockholders, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Certain Transactions” of our definitive proxy statement to be filed with the SEC, relating to our 2009 annual meeting of stockholders, is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information set forth under the caption “Independent Auditors” of our definitive proxy statement to be filed with the SEC, relating to our 2009 annual meeting of stockholders, is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1).                      Financial Statements.

Not applicable

(a)(2).                      Financial Statement Schedules.

Reference is made to the Index to Financial Statements appearing on page F-1 hereof.

(a)(3).                      Exhibits.

Reference is made to the Exhibit Index beginning on page E-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2009.

Freeport-McMoRan Copper & Gold Inc.

By:          /s/ Richard C. Adkerson
Richard C. Adkerson
President, Chief Executive Officer
                           and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 26, 2009.

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
J. Taylor Wharton

By: /s/ Richard C. Adkerson
Richard C. Adkerson
Attorney-in-Fact

S-2

FREEPORT-McMoRan COPPER & GOLD INC.
INDEX TO FINANCIAL STATEMENTS

Our financial statements and the notes thereto, and the report of Ernst & Young LLP included in our 2008 annual report are incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have audited the consolidated financial statements of Freeport-McMoRan Copper & Gold Inc. (the Company) as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated February 18, 2009. Our audits also included the schedule listed in the index above for this Form 10-K. The schedule listed in the index above is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 18, 2009

F-1

FREEPORT-McMoRan COPPER & GOLD INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
	Balance at	Charged to	Charged to	Other	Balance at
	Beginning of	Costs and	Other	Add	End of
	Period	Expense	Accounts	(Deduct)	Period
Reserves and allowances deducted
from asset accounts:
Materials and supplies allowances
2008	16	11	-	(5)[a]	22
2007	16	7	-	(7)[a]	16
2006	17	6	-	(7)[a]	16

Valuation allowance for
deferred tax assets
2008	1,165	582	16	-	1,763
2007	925	332	-	(92)[b]	1,165
2006	802	123	-	-	925

Reserves for non-income taxes:
2008	34	7	(3)	(6)[c]	32
2007	22	4	11	(3)[c]	34
2006	19	7	-	(4)[c]	22

a.	Primarily represents write-offs of obsolete materials and supplies inventories.
b.	Represents a release of valuation allowances as a result of the acquisition of Phelps Dodge.
c.	Represents amounts paid or adjustments to reserves based on revised estimates.

F-2

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger dated as of November 18, 2006, by and among Freeport-McMoRan Copper & Gold Inc. (FCX), Phelps Dodge Corporation and Panther Acquisition Corporation.		S-4	333-139252	12/11/2006
3.1	Composite Certificate of Incorporation of FCX.		8-A/A	001-11307-01	01/26/2009
3.2	Amended and Restated By-Laws of FCX, as amended through May 1, 2007.		8-K	001-11307-01	05/04/2007
4.1	Certificate of Designations of 5½% Convertible Perpetual Preferred Stock of FCX.		8-K	001-11307-01	03/31/2004
4.2	Certificate of Designations of 6¾% Mandatory Convertible Preferred Stock of FCX.		8-K	001-11307-01	03/27/2007
4.3	Rights Agreement dated as of May 3, 2000, between FCX and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.		10-Q	001-09916	05/15/2000
4.4	Amendment No. 1 to Rights Agreement dated as of February 26, 2002, between FCX and Mellon Investor Services.		10-Q	001-09916	05/07/2002
4.5	Indenture dated as of February 11, 2003, from FCX to The Bank of New York, as Trustee, with respect to the 7% Convertible Senior Notes due 2011.		8-K	001-09916	02/25/2003
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
4.9
First Amendment dated as of January 22, 2009, in respect of the Amended and Restated Credit Agreement dated as of July 10, 2007, among FCX, the Lenders party thereto, the Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent.
			8-K	001-11307-01	01/26/2009
4.10
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
			8-K	001-11307-01	03/19/2007

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
4.11
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
4.12
First Amendment dated as of January 22, 2009, in respect of the Amended and Restated Credit Agreement dated as of March 19, 2007, as amended as of July 3, 2007, which amends and restates the Amended and Restated Credit Agreement, dated as of July 25, 2006, which amended and restated the Amended and Restated Credit Agreement, dated as of September 30, 2003, which amended and restated the Amended and Restated Credit Agreement, dated as of October 19, 2001, which amended and restated both the Credit Agreement, originally dated as of October 27, 1989 and amended and restated as of June 1, 1993 and the Credit Agreement, originally dated as of June 30, 1995, among FCX, PT Freeport Indonesia, U.S. Bank National Association, as trustee for the Lenders and certain other lenders under the FI Trust Agreement, the Lenders party thereto, the Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Security Agent, JAA Security Agent and Collateral Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent.
			8-K	001-11307-01	01/26/2009
10.1	Contract of Work dated December 30, 1991, between the Government of the Republic of Indonesia and PT Freeport Indonesia.		S-3	333-72760	11/05/2001
10.2	Contract of Work dated August 15, 1994, between the Government of the Republic of Indonesia and PT Irja Eastern Minerals Corporation.		S-3	333-72760	11/05/2001
10.3	Participation Agreement dated as of October 11, 1996, between PT Freeport Indonesia and P.T. RTZ-CRA Indonesia (a subsidiary of Rio Tinto PLC) with respect to a certain contract of work.		S-3	333-72760	11/05/2001
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
			S-3	333-72760	11/05/2001

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
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
			8-K	001-00082	06/07/2005
10.9	Master Agreement and Plan of Merger between Columbian Chemicals Company, Columbian Chemicals Acquisition LLC and Columbian Chemicals Merger Sub, Inc., dated November 15, 2005.		10-K	001-00082	02/27/2006
10.10	Reclamation and Remediation Trust Agreement between Phelps Dodge Corporation and Wells Fargo Delaware Trust Company, dated December 22, 2005.		10-K	001-00082	02/27/2006
10.11	Distribution Agreement, dated as of January 26, 2009, by and between FCX and J.P. Morgan Securities Inc.		8-K	001-11307-01	01/26/2009
10.12*	FCX Director Compensation.		10-Q	001-11307-01	8/11/2008
10.13*	Consulting Agreement dated December 22, 1988, with Kissinger Associates, Inc. (Kissinger Associates).		10-K405	001-09916	03/31/1998
10.14*	Letter Agreement dated May 1, 1989, with Kent Associates, Inc. (Kent Associates, predecessor in interest to Kissinger Associates).		10-K405	001-09916	03/31/1998
10.15*	Letter Agreement dated January 27, 1997, among Kissinger Associates, Kent Associates, FCX, Freeport-McMoRan Inc. (FTX), and FM Services Company (FMS).		10-K405	001-09916	03/08/2002
10.16*	Supplemental Agreement with Kissinger Associates and Kent Associates, effective as of January 1, 2009.		10-Q	001-11307-01	11/10/2008
10.17*	Agreement for Consulting Services between FTX and B. M. Rankin, Jr. effective as of January 1, 1990 (assigned to FMS as of January 1, 1996).		10-K405	001-09916	03/31/1998
10.18*	Supplemental Agreement dated December 15, 1997, between FMS and B. M. Rankin, Jr.		10-K405	001-09916	03/31/1998
10.19*	Supplemental Letter Agreement between FMS and B. M. Rankin, Jr., effective as of January 1, 2009.	X
10.20*	Letter Agreement effective as of January 7, 1997, between Senator J. Bennett Johnston, Jr. and FMS.		10-K405	001-09916	03/08/2002
10.21*	Supplemental Agreement between FMS and J. Bennett Johnston, Jr., effective as of May 1, 2008.		10-Q	001-11307-01	8/11/2008
10.22*	Supplemental Agreement between FMS and J. Bennett Johnston, Jr., effective as of January 1, 2009.		10-Q	001-11307-01	11/10/2008
10.23*	Letter Agreement dated November 1, 1999, between FMS and Gabrielle K. McDonald.		10-K405	001-09916	03/20/2000

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.24*	Supplemental Letter Agreement between FMS and Gabrielle K. McDonald, effective as of May 1, 2008.		10-Q	001-11307-01	8/11/2008
10.25*	Supplemental Letter Agreement between FMS and Gabrielle K. McDonald, effective as of January 1, 2009.		10-Q	001-11307-01	11/10/2008
10.26*	Agreement for Consulting Services between FMS and Dr. J. Taylor Wharton, effective as of January 11, 2008.		10-K	001-11307-01	02/29/2008
10.27*	Supplemental Letter Agreement between FMS and Dr. J. Taylor Wharton, effective as of January 1, 2009.	X
10.28*	Amended and Restated Executive Employment Agreement dated effective as of December 2, 2008, between FCX and James R. Moffett.	X
10.29*	Amended and Restated Change of Control Agreement dated effective as of December 2, 2008, between FCX and James R. Moffett.	X
10.30*	Amended and Restated Change of Control Agreement dated effective as of December 2, 2008, between FCX and Michael J. Arnold.	X
10.31*	Amended and Restated Executive Employment Agreement dated effective as of December 2, 2008, between FCX and Richard C. Adkerson.	X
10.32*	Amended and Restated Executive Employment dated effective as of December 2, 2008, between FCX and Kathleen L. Quirk.	X
10.33*	FCX Executive Services Program, as amended and restated December 2, 2008.	X
10.34*	FCX Supplemental Executive Retirement Plan, as amended and restated.		8-K	001-11307-01	02/05/2007
10.35*	FCX President’s Award Program.		S-3	333-72760	11/05/2001
10.36*	FCX Supplemental Executive Capital Accumulation Plan.		10-Q	001-11307-01	05/12/2008
10.37*	FCX Supplemental Executive Capital Accumulation Plan Amendment One.		10-Q	001-11307-01	05/12/2008
10.38*	FCX Supplemental Executive Capital Accumulation Plan Amendment Two.	X
10.39*	FCX 2005 Supplemental Executive Capital Accumulation Plan.	X
10.40*	FCX 1995 Stock Option Plan for Non-Employee Directors, as amended and restated.		10-Q	001-11307-01	05/10/2007
10.41*	FCX Amended and Restated 1999 Stock Incentive Plan, as amended and restated.		10-Q	001-11307-01	05/10/2007
10.42*	FCX Amended and Restated 1999 Long-Term Performance Incentive Plan.	X
10.43*	FCX 2003 Stock Incentive Plan, as amended and restated.		10-Q	001-11307-01	05/10/2007
10.44*	Form of Amendment No. 1 to Notice of Grant of Nonqualified Stock Options and Stock Appreciation Rights under the 2004 Director Compensation Plan.		8-K	001-11307-01	05/05/2006
10.45*	FCX 2004 Director Compensation Plan, as amended and restated.		10-Q	001-11307-01	05/10/2007
10.46*	FCX 2005 Annual Incentive Plan, as amended and restated.	X
10.47*	FCX Amended and Restated 2006 Stock Incentive Plan.		8-K	001-11307-01	07/13/2007
10.48*	Form of Notice of Grant of Nonqualified Stock Options for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.		10-K	001-11307-01	02/29/2008

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.49*	Form of Restricted Stock Unit Agreement for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.		10-K	001-11307-01	02/29/2008
10.50*	Form of Performance-Based Restricted Stock Unit Agreement for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.		10-K	001-11307-01	02/29/2008
10.51*
Form of Restricted Stock Unit Agreement (form used in connection with participant elections) for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.
			10-K	001-11307-01	02/29/2008
10.52*
Form of Performance-Based Restricted Stock Unit Agreement (form used in connection with participant elections) for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.
			10-K	001-11307-01	02/29/2008
12.1	FCX Computation of Ratio of Earnings to Fixed Charges.	X
14.1	FCX Principles of Business Conduct.		10-K	001-11307-01	02/29/2008
21.1	Subsidiaries of FCX.	X
23.1	Consent of Ernst & Young LLP.	X
24.1	Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.	X
24.2	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FCX.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
99.1
Amended and Restated Mining Convention dated as of September 28, 2005, among the Democratic Republic of Congo, La Générale des Carrières et des Mines, Lundin Holdings Ltd. (now TF Holdings Limited) and Tenke Fungurume Mining S.A.R.L..
			8-K	001-11307-01	09/02/2008
99.2
Amended and Restated Shareholders Agreement dated as of September 28, 2005, by and between La Générale des Carrières et des Mines and Lundin Holdings Ltd. (now TF Holdings Limited) and its subsidiaries.
			8-K	001-11307-01	09/02/2008

Note:  Certain instruments with respect to long-term debt of FCX have not been filed as exhibits to this Annual Report on Form 10-K since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of FCX and its subsidiaries on a consolidated basis. FCX agrees to furnish a copy of each such instrument upon request of the Securities and Exchange Commission.

*  Indicates management contract or compensatory plan or arrangement.