Form 10-Q
period 2009-06-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2009-08-07
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Large accelerated filer ☑            Accelerated filer ☐ÿ           Non-accelerated filer ☐            Smaller reporting company ☐ÿ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ÿ☐ Yes ☑ No

On July 31, 2009, there were issued and outstanding 411,795,044 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

FREEPORT-McMoRan COPPER & GOLD INC.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2009	2008
	(In Millions)

ASSETS
Current assets:
Cash and cash equivalents	$1,319	$872
Trade accounts receivable	1,329	374
Other accounts receivable	736	838
Product inventories and materials and supplies, net	2,098	2,192
Mill and leach stockpiles	585	571
Other current assets	269	386
Total current assets	6,336	5,233
Property, plant, equipment and development costs, net	16,092	16,002
Long-term mill and leach stockpiles	1,260	1,145
Intangible assets, net	355	364
Trust assets	145	142
Other assets	436	467
Total assets	$24,624	$23,353

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,820	$2,766
Accrued income taxes	589	163
Current portion of long-term debt and short-term borrowings	389	67
Current portion of reclamation and environmental liabilities	191	162
Total current liabilities	2,989	3,158
Long-term debt, less current portion:
Senior notes	6,542	6,884
Project financing, equipment loans and other	292	250
Revolving credit facility	–	150
Total long-term debt, less current portion	6,834	7,284
Deferred income taxes	2,632	2,339
Reclamation and environmental liabilities, less current portion	1,978	1,951
Other liabilities	1,360	1,520
Total liabilities	15,793	16,252
Equity:
FCX stockholders’ equity:
5½% Convertible Perpetual Preferred Stock	832	832
6¾% Mandatory Convertible Preferred Stock	2,875	2,875
Common stock	53	51
Capital in excess of par value	14,785	13,989
Accumulated deficit	(7,636)	(8,267)
Accumulated other comprehensive loss	(231)	(305)
Common stock held in treasury	(3,409)	(3,402)
Total FCX stockholders’ equity	7,269	5,773
Noncontrolling interests	1,562	1,328
Total equity	8,831	7,101
Total liabilities and equity	$24,624	$23,353

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

	(In Millions, Except Per Share Amounts)

Revenues	$3,684	$5,441	$6,286	$11,113
Cost of sales:
Production and delivery	1,809	2,716	3,371	5,437
Depreciation, depletion and amortization	256	462	488	880
Lower of cost or market inventory adjustments	–	4	19	5
Total cost of sales	2,065	3,182	3,878	6,322
Selling, general and administrative expenses	89	126	151	210
Exploration and research expenses	24	80	54	132
Restructuring and other charges	(2)	–	23	–
Total costs and expenses	2,176	3,388	4,106	6,664
Operating income	1,508	2,053	2,180	4,449
Interest expense, net	(158)	(140)	(289)	(305)
Losses on early extinguishment of debt	–	–	–	(6)
Gains on sales of assets	–	13	–	13
Other income and expense, net	(3)	9	(17)	11
Income before income taxes and equity in
affiliated companies’ net earnings	1,347	1,935	1,874	4,162
Provision for income taxes	(542)	(658)	(873)	(1,387)
Equity in affiliated companies’ net earnings	7	7	18	14
Net income	812	1,284	1,019	2,789
Net income attributable to noncontrolling
interests	(164)	(274)	(268)	(593)
Preferred dividends	(60)	(63)	(120)	(127)
Net income attributable to FCX common
stockholders	$588	$947	$631	$2,069

Net income per share attributable to
FCX common stockholders:
Basic	$1.43	$2.47	$1.56	$5.40
Diluted	$1.38	$2.25	$1.54	$4.89

Weighted-average common shares outstanding:
Basic	412	384	406	383
Diluted	471	450	426	449

Dividends declared per share of common stock	$–	$0.4375	$–	$0.875

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2009	2008
	(In Millions)

Cash flow from operating activities:
Net income	$1,019	$2,789
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	488	880
Lower of cost or market inventory adjustments	19	5
Stock-based compensation	57	92
Charges for reclamation and environmental liabilities, including accretion	112	79
Losses on early extinguishment of debt	–	6
Deferred income taxes	61	(114)
Gains on sales of assets	–	(13)
Elimination of profit on PT Freeport Indonesia sales to PT Smelting	37	5
Increase in long-term mill and leach stockpiles	(31)	(111)
Changes in other assets and liabilities	71	59
Amortization of intangible assets/liabilities and other, net	36	56
(Increases) decreases in working capital:
Accounts receivable	(803)	(921)
Inventories	53	(374)
Other current assets	105	9
Accounts payable and accrued liabilities	(675)	(525)
Accrued income and other taxes	394	(212)
Settlement of reclamation and environmental liabilities	(47)	(86)
Net cash provided by operating activities	896	1,624

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(100)	(303)
South America copper mines	(111)	(166)
Indonesia	(128)	(223)
Africa	(458)	(384)
Other	(97)	(87)
Proceeds from the sale of assets and other, net	(1)	55
Net cash used in investing activities	(895)	(1,108)

Cash flow from financing activities:
Net proceeds from sale of common stock	740	–
Proceeds from revolving credit facility and other debt	155	524
Repayments of revolving credit facility and other debt	(285)	(384)
Cash dividends paid:
Common stock	–	(337)
Preferred stock	(120)	(127)
Noncontrolling interests	(63)	(280)
Net (payments for) proceeds from stock-based awards	(7)	22
Excess tax benefit from stock-based awards	–	25
Contributions from noncontrolling interests	29	–
Bank fees and other	(3)	63
Net cash provided by (used in) financing activities	446	(494)

Net increase in cash and cash equivalents	447	22
Cash and cash equivalents at beginning of year	872	1,626
Cash and cash equivalents at end of period	$1,319	$1,648

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	FCX Stockholders’ Equity
	Convertible Perpetual		Mandatory Convertible						Accumu-lated	Common Stock
	Preferred Stock		Preferred Stock		Common Stock				Other	Held in Treasury		Total FCX
	Number		Number		Number		Capital in	Accumu-	Compre-	Number		Stock-	Non-
	of	At Par	of	At Par	of	At Par	Excess of	lated	hensive	of	At	holders’	controlling	Total
	Shares	Value	Shares	Value	Shares	Value	Par Value	Deficit	Loss	Shares	Cost	Equity	Interests	Equity
	(In Millions)

Balance at December 31, 2008	1	$832	29	$2,875	505	$51	$13,989	$(8,267)	$(305)	121	$(3,402)	$5,773	$1,328	$7,101
Sale of common stock	–	–	–	–	27	2	738	–	–	–	–	740	–	740
Exercised and issued stock-based awards	–	–	–	–	1	–	1	–	–	–	–	1	–	1
Stock-based compensation	–	–	–	–	–	–	57	–	–	–	–	57	–	57
Tender of shares for stock-based awards	–	–	–	–	–	–	–	–	–	–	(7)	(7)	–	(7)
Dividends on preferred stock	–	–	–	–	–	–	–	(120)	–	–	–	(120)	–	(120)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	–	–	(63)	(63)
Contributions from noncontrolling interests	–	–	–	–	–	–	–	–	–	–	–	–	29	29
Comprehensive income:
Net income	–	–	–	–	–	–	–	751	–	–	–	751	268	1,019
Other comprehensive income,
net of taxes:
Unrealized gains on securities	–	–	–	–	–	–	–	–	3	–	–	3	–	3
Translation adjustment	–	–	–	–	–	–	–	–	1	–	–	1	–	1
Defined benefit plans:
Net gain during period, net
of taxes of $39 million	–	–	–	–	–	–	–	–	61	–	–	61	–	61
Amortization of unrecognized amounts	–	–	–	–	–	–	–	–	9	–	–	9	–	9
Other comprehensive income	–	–	–	–	–	–	–	–	74	–	–	74	–	74
Total comprehensive income	–	–	–	–	–	–	–	–	–	–	–	825	268	1,093
Balance at June 30, 2009	1	$832	29	$2,875	533	$53	$14,785	$(7,636)	$(231)	121	$(3,409)	$7,269	$1,562	$8,831

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Copper & Gold Inc.’s (FCX) consolidated financial statements and notes contained in its 2008 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month and six-month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. FCX changed Phelps Dodge Corporation’s (Phelps Dodge) legal name to Freeport-McMoRan Corporation (FMC) in 2008.

2.	RESTRUCTURING AND OTHER CHARGES
During the fourth quarter of 2008, there was a dramatic decline in copper and molybdenum prices. After averaging $3.05 per pound in 2006, $3.23 per pound in 2007 and $3.61 per pound for the first nine months of 2008, London Metal Exchange (LME) spot copper prices declined to a four-year low of $1.26 per pound in December 2008 and closed at $1.32 per pound on December 31, 2008. Additionally, molybdenum prices, which averaged approximately $25 per pound in 2006, $30 per pound in 2007 and $33 per pound for the first nine months of 2008, declined to $8.75 per pound in November 2008 and closed at $9.50 per pound on December 31, 2008.

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

Charges recognized in the first six months of 2009 in connection with FCX’s revised operating plans in the fourth quarter of 2008 and January 2009 include restructuring charges of $32 million ($31 million to net income attributable to FCX common stockholders or $0.07 per diluted share) for contract termination costs, other project cancellation costs, and employee severance and benefit costs, partially offset by pension and postretirement gains of $9 million ($9 million to net income attributable to FCX common stockholders or $0.02 per diluted share) for special retirement benefits and curtailments. The restructuring charges reflect workforce reductions (approximately 3,000 employees related to fourth-quarter 2008 revised operating plans and approximately 1,500 employees related to January 2009 revised operating plans) and other charges that reflect an approximate 50 percent total reduction in mining and crushed-leach rates at the Morenci mine in Arizona, an approximate 50 percent reduction in mining and stacking rates at the Safford mine in Arizona, an approximate 50 percent reduction in the mining rate at the Tyrone mine in New Mexico, suspension of mining and milling activities at the Chino mine in New Mexico (with limited residual copper production from leach operations), and an approximate 40 percent reduction in annual production (an approximate 25 percent reduction began in the fourth quarter of 2008) at the Henderson molybdenum mine in Colorado. In addition, the revised operating plans included decisions to defer certain capital projects, including the (i) incremental expansion projects at the Sierrita and Bagdad mines in Arizona, the Cerro Verde mine in Peru and the sulfide project at the El Abra mine in Chile, (ii) the restart of the Miami mine in Arizona and (iii) the restart of the Climax molybdenum mine in Colorado.

The following table summarizes the liabilities (included in accounts payable and accrued liabilities) incurred in connection with the fourth-quarter 2008 restructuring activities (in millions):

	December 31,	Additions/			June 30,
	2008	Adjustmentsa		Paymentsc	2009
North America Copper Mines
Morenci
Employee severance and benefit costs	$2	$–		$(2)	$–
Contract cancellation and other costs	–	5	b	(5)	–
Other mines
Employee severance and benefit costs	12	(2)		(9)	1
Contract cancellation and other costs	1	6		(7)	–
	15	9	b	(23)	1

South America Copper Mines
Cerro Verde
Contract cancellation and other costs	1	–		(1)	–
Other mines
Employee severance and benefit costs	6	(3)		(3)	–
Contract cancellation and other costs	–	3		(3)	–
	7	–		(7)	–

Africa
Employee severance and benefit costs	2	–		–	2

Molybdenum
Employee severance and benefit costs	1	1		(2)	–

Rod & Refining
Employee severance and benefit costs	4	–		(3)	1

Corporate & Other
Employee severance and benefit costs	6	–		(6)	–
Contract cancellation and other costs	3	2		(4)	1
	9	2		(10)	1

Total	$38	$12	b	$(45)	$5

a.	Includes net reductions of $3 million for employee severance and benefit costs and $1 million for contract cancellation and other costs in second-quarter 2009.

b.	Excludes $3 million for the write off of other current assets in connection with a lease cancellation.

c.	In second-quarter 2009, payments were $10 million ($4 million for employee severance and benefit costs and $6 million for contract cancellation and other costs).

The following table summarizes the liabilities (included in accounts payable and accrued liabilities) incurred in connection with the January 2009 restructuring activities (in millions):

	Additions/		June 30,
	Adjustmentsa	Paymentsb	2009
North America Copper Mines
Morenci
Employee severance and benefit costs	$13	$(10)	$3
Contract cancellation and other costs	4	(4)	–
Total	$17	$(14)	$3

a.	In second-quarter 2009, additions and/or adjustments were $2 million ($1 million for employee severance and benefit costs and $1 million for contract cancellation and other costs).

b.	In second-quarter 2009, payments were $11 million ($8 million for employee severance and benefit costs and $3 million for contract cancellation and other costs).

3.	EARNINGS PER SHARE
FCX’s basic net income per share of common stock was calculated by dividing net income attributable to common stock by the weighted-average shares of common stock outstanding during the period. Following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share for the three-month and six-month periods ended June 30, 2009 and 2008 (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009		2008
Net income	$812	$1,284	$1,019		$2,789
Net income attributable to noncontrolling interests	(164)	(274)	(268)		(593)
Preferred dividends	(60)	(63)	(120)		(127)
Net income attributable to FCX common stockholders	588	947	631		2,069
Plus income impact of assumed conversion of:
6¾% Mandatory Convertible Preferred Stock	49	48	–	a	97
5½% Convertible Perpetual Preferred Stock	11	15	23		30
Diluted net income attributable to FCX common
stockholders	$648	$1,010	$654		$2,196

Weighted-average shares of common stock outstanding	412	384	406		383
Add stock issuable upon conversion, exercise or
vesting of:
6¾% Mandatory Convertible Preferred Stockb	39	39	–	a	39
5½% Convertible Perpetual Preferred Stock	18	23	18		23
Dilutive stock options	1	3	1		3
Restricted stock	1	1	1		1
Weighted-average shares of common stock outstanding
for purposes of calculating diluted net income per share	471	450	426		449

Diluted net income per share attributable to
FCX common stockholders	$1.38	$2.25	$1.54		$4.89

a.
Potential income impact of $97 million and additional shares of common stock of approximately 39 million shares for the 6¾% Mandatory Convertible Preferred Stock were excluded for the six months ended June 30, 2009, because they were anti-dilutive.

b.
Preferred stock will automatically convert on May 1, 2010, into between approximately 39 million and 47 million shares of FCX common stock at a conversion rate that will be determined based on FCX’s common stock price. Prior to May 1, 2010, holders may convert at a conversion rate of 1.3654 into approximately 39 million shares of common stock.

FCX’s convertible instruments are excluded from the computation of diluted net income per share of common stock when including the conversion of these instruments results in an anti-dilutive effect on earnings per share (see footnote a above). The quarterly dilution threshold for the 5½% Convertible Perpetual Preferred Stock is $0.64 per share and for the 6¾% Mandatory Convertible Preferred Stock is $1.24 per share.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period also are excluded from the computation of diluted net income per share of common stock. Excluded amounts were approximately 8 million stock options with a weighted-average exercise price of $73.00 for second-quarter 2009 and approximately 9 million stock options with a weighted-average exercise price of $69.73 for the six months ended June 30, 2009. Stock options of less than 0.2 million shares were excluded for second-quarter 2008 and the six months ended June 30, 2008.

4.	PENSION AND POSTRETIREMENT BENEFITS
During the first quarter of 2009, FCX remeasured its plan assets and benefit obligations for the FMC Retirement Plan and the FMC Retiree Medical Plan as a result of employee reductions caused by FCX’s revised operating plans.

The components of net periodic benefit cost for pension and postretirement benefits for the three-month and six-month periods ended June 30, 2009 and 2008, follow (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$8	$9	$17	$18
Interest cost	28	27	55	54
Expected return on plan assets	(20)	(32)	(40)	(64)
Amortization of prior service cost	–	1	–	3
Amortization of net actuarial loss	7	1	15	1
Curtailments	–	–	(4)	–
Special retirement benefits	–	–	(5)	–
Net periodic benefit costs	$23	$6	$38	$12

Net periodic benefit costs increased by $17 million in second-quarter 2009 mainly as a result of a decrease in the expected return on plan assets ($12 million) and amortization of actuarial losses ($6 million) primarily in connection with the losses on plan assets.

Net periodic benefit costs increased by $26 million in the first six months of 2009 mainly as a result of a decrease in the expected return on plan assets ($24 million) and amortization of actuarial losses ($14 million) primarily in connection with the losses on plan assets, partially offset by gains on special retirement benefits and curtailments ($9 million) resulting from workforce reductions caused by the revised operating plans.

5.	INVENTORIES, AND MILL AND LEACH STOCKPILES
The components of inventories follow (in millions):

	June 30,	December 31,
	2009	2008
Mining Operations:
Raw materials	$1	$1
Work-in-process	148	128
Finished goodsa	608	703
Atlantic Copper, S.A. (Atlantic Copper):
Raw materials (concentrates)	115	164
Work-in-process	128	71
Finished goods	10	1
Total product inventories	1,010	1,068
Total materials and supplies, netb	1,088	1,124
Total inventories	$2,098	$2,192

a.	Primarily includes copper concentrates, anodes, cathodes and rod, and molybdenum.

b.	Materials and supplies inventory is net of obsolescence reserves totaling $20 million at June 30, 2009, and $22 million at December 31, 2008.

The following summarizes mill and leach stockpiles (in millions):

	June 30,	December 31,
	2009	2008
Current:
Mill stockpiles	$9	$10
Leach stockpiles	576	561
Total current mill and leach stockpiles	$585	$571

Long-terma:
Mill stockpiles	$409	$340
Leach stockpiles	851	805
Total long-term mill and leach stockpiles	$1,260	$1,145

a.	Metals in stockpiles not expected to be recovered within the next 12 months.

FCX recorded charges for lower of cost or market (LCM) molybdenum inventory adjustments of $19 million ($19 million to net income attributable to FCX common stockholders or $0.04 per diluted share) for the first six months of 2009 resulting from lower molybdenum prices.

6.	INCOME TAXES
FCX’s second-quarter 2009 income tax provision resulted from taxes on international operations ($538 million) and U.S. operations ($4 million). FCX’s income tax provision for the first six months of 2009 resulted from taxes on international operations ($868 million) and U.S. operations ($5 million). FCX’s effective tax rate for 2009 is expected to be highly sensitive to changes in commodity prices and the mix of income between U.S. and international operations. Income taxes for FCX’s South America and Indonesia operations are recorded at the applicable statutory rates. However, at certain commodity prices, FCX does not record a tax benefit for losses generated in the U.S., and those losses cannot be used to offset income generated from international operations. The difference between FCX’s consolidated effective income tax rate of 47 percent for the first six months of 2009 and the U.S. federal statutory rate of 35 percent primarily was attributable to the high proportion of income earned in Indonesia and from losses that were not benefited in North America.

FCX’s second-quarter 2008 income tax provision resulted from taxes on international operations ($510 million) and U.S. operations ($148 million). FCX’s income tax provision for the first six months of 2008 resulted from taxes on international operations ($1.1 billion) and U.S. operations ($298 million).The difference between FCX’s consolidated effective income tax rate of approximately 33 percent for the first six months of 2008 and the U.S. federal statutory rate of 35 percent primarily was attributable to a U.S. benefit for percentage depletion, partly offset by withholding taxes and incremental U.S. income tax accrued on foreign earnings.

7.	FINANCIAL INSTRUMENTS
FCX does not purchase, hold or sell derivative financial instruments unless there is an existing asset or obligation or if FCX anticipates a future activity that is likely to occur and will result in exposure to market risks. FCX does not enter into any derivative financial instruments for speculative purposes, but has entered into derivative financial instruments in limited instances to achieve specific objectives. These objectives principally relate to managing risks associated with commodity price, foreign currency and interest rate risks.

Summarized below are unrealized gains (losses) on derivative financial instruments that are designated and qualify as fair value hedge transactions under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, along with the unrealized gains (losses) on the related hedged item (firm sales commitments) (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
		Hedged		Hedged
	Derivative	Item	Derivative	Item
Commodity contracts:
Copper futures and swap contractsa	$1	$(1)	$6	$(6)

a.	Amounts are recorded in revenues.

FCX realized gains of $15 million during second-quarter 2009 and $18 million during the first six months of 2009 from matured derivative financial instruments that qualified for hedge accounting, which are recorded in revenues.

Summarized below are the realized and unrealized gains (losses) recognized in income before income taxes and equity in affiliated companies’ net earnings for derivative financial instruments, including embedded derivatives, which do not qualify as hedge transactions under SFAS No. 133, as amended (in millions):

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009
Commodity contracts:
Embedded derivatives in provisional sales contractsa	$283	$596
Embedded derivatives in provisional purchase contractsb	(2)	(1)
PT Freeport Indonesia’s copper forward contractsa	(97)	(97)
Atlantic Copper’s copper forward contractsb	–	4
FMC's copper futures and swap contractsa	17	49

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Summarized below are the fair values of unsettled derivative financial instruments recorded on the consolidated balance sheet at June 30, 2009 (in millions):

Derivatives designated as hedging instruments under
SFAS No. 133, as amended
Commodity contracts:
FMC's copper futures and swap contracts:
Asset positiona	$7
Liability positionb	(1)

Derivatives not designated as hedging instruments under
SFAS No. 133, as amended
Commodity contracts:
Embedded derivatives in provisional sales/purchases contracts:c
Asset position	$136
Liability position	(25)
PT Freeport Indonesia’s copper forward contracts:
Liability positionb	(24)
Atlantic Copper’s copper forward contracts:
Liability positionb	–
FMC's copper futures and swap contracts:d
Asset positiona	7
Liability positione	(9)

a.	Amounts recorded in other current assets.

b.	Amounts recorded in accounts payable and accrued liabilities.

c.	Amounts recorded either as a net accounts receivable or a net accounts payable.

d.	At June 30, 2009, FCX had paid $4 million to brokers for margin requirements, which is recorded in other current assets.

e.	Amounts recorded in accounts payable and accrued liabilities ($8 million) and long-term liabilities ($1 million).

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

Fair Value Hedges

Copper Futures and Swap Contracts. Some of FMC’s U.S. copper rod customers request a fixed market price instead of the New York Mercantile Exchange (COMEX) average price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures and swap contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in FCX receiving the COMEX average price in the month of shipment. Hedge gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the three-month and six-month periods ended June 30, 2009, resulting from hedge ineffectiveness. At June 30, 2009, FCX held copper futures and swap contracts that qualified for hedge accounting for 38 million pounds at an average price of $2.09 per pound, with maturities through January 2011.

Other Derivative Financial Instruments
Embedded derivatives and derivative financial instruments that do not meet the criteria to qualify under FSAS No. 133, as amended, for hedge accounting are discussed below.

Embedded Derivatives. As described in Note 1 to FCX’s 2008 Annual Report on Form 10-K under “Revenue Recognition,” certain FCX copper concentrate, copper cathode and gold sales contracts provide for provisional pricing primarily based on LME or COMEX prices at the time of shipment as specified in the contract. Similarly, FCX purchases copper and molybdenum under contracts that provide for provisional pricing. FCX applies the normal purchase and sale exception under SFAS No. 133, as amended, to the host sales agreements since the contracts do not allow for net settlement and always result in physical delivery. Under SFAS No. 133, as amended, sales and purchases with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism that is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale or purchase of the metals contained in the concentrates or cathodes at the then-current LME or COMEX price. The embedded derivatives are marked to market at the period-end forward prices, with price fluctuations recorded through the settlement date reflected in revenues for sales contracts and in cost of sales as production and delivery costs for purchase contracts. At June 30, 2009, FCX had embedded derivatives on 624 million pounds of copper sales (net of noncontrolling interests), with maturities through November 2009, 370 thousand ounces of gold sales (net of noncontrolling interests), with maturities through August 2009, 140 million pounds of copper purchases, with maturities through October 2009 and 1 million pounds of molybdenum purchases, with maturities through August 2009.

Copper Forward Contracts. In early April 2009, FCX entered into copper forward sales contracts to lock in prices at an average of $1.86 per pound on 355 million pounds of PT Freeport Indonesia’s provisionally priced copper sales at March 31, 2009. These economic hedge transactions are intended to reduce short-term price volatility in earnings and cash flows. Gains and losses for these economic hedge transactions are recorded in revenues. At June 30, 2009, FCX held copper forward sales contracts on 63 million pounds of provisionally priced sales, with maturities through July 2009. From time to time, FCX may enter into similar transactions to lock in pricing on provisionally priced sales, but FCX does not intend to change its policy of not hedging future copper production.

Atlantic Copper enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At June 30, 2009, Atlantic Copper held forward copper purchase contracts for 3 million pounds at an average price of $2.26 per pound, with maturities through August 2009.

Copper Futures and Swap Contracts. In addition to the contracts discussed above that qualify for fair value hedge accounting, FCX also has similar contracts with its U.S. copper rod customers that do not qualify for hedge accounting because of certain terms in the sales contracts. Gains and losses for these economic hedge transactions are recorded in revenues. At June 30, 2009, FCX held copper futures and swap contracts for 25 million pounds at an average price of $2.36 per pound, with maturities through December 2010.

Foreign Currency Exchange Contracts.  As a global company, FCX transacts business in many countries and in many currencies. Foreign currency transactions of FCX’s international subsidiaries increase its risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. FCX may hedge or protect its international subsidiaries’ foreign currency transactions from time to time by entering into forward exchange contracts to lock in or minimize the effects of fluctuations in exchange rates. FCX had no outstanding foreign currency exchange contracts at June 30, 2009.

Interest Rate Swap Contracts.  From time to time, FCX or its subsidiaries may enter into interest rate swaps to manage its exposure to interest rate changes on a portion of its debt. Floating-rate debt exposes FCX to increasing costs from rising interest rates. FCX may enter into interest rate swap contracts to lock in an interest rate considered to be favorable in order to protect against its exposure to variability in future interest payments attributable to increases in interest rates of the designated floating-rate debt. FCX had no outstanding interest rate swap contracts at June 30, 2009.

Credit Risk.  FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses highly rated financial institutions that meet certain requirements. FCX also periodically reviews the creditworthiness of these institutions to ensure that they are maintaining their ratings. FCX does not anticipate that any of the financial institutions it deals with will default on their obligations. As of June 30, 2009, FCX did not have any significant credit exposure associated with derivative transactions.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, accounts receivable, trust assets, accounts payable and accrued liabilities, and long-term debt. Refer to Note 8 for the fair values of these financial instruments.

Cash and Cash Equivalents, Accounts Receivable, and Accounts Payable and Accrued Liabilities. The financial statement amount is a reasonable estimate of the fair value because of the short maturity of these instruments and generally negligible credit losses.

Trust Assets. The financial statement amount represents the fair value of trust assets, which is based on quoted market prices.

Long-Term Debt. The financial statement amount represents cost except for long-term debt acquired in the Phelps Dodge acquisition, which was recorded at fair value at the acquisition date.

Capitalized interest totaled $14 million in second-quarter 2009, $33 million in second-quarter 2008, $59 million for the first six months of 2009 and $55 million for the first six months of 2008.

8.	FAIR VALUE MEASUREMENT
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

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth FCX’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Fair Value at June 30, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,288	$1,288	$–	$–
Trust assets (current and long-term)	209	209	–	–
Available-for-sale securities	76	76	–	–
Embedded derivatives in provisional sales/purchases
contracts	111	111	–	–
Other derivative financial instruments, net	(20)	(20)	–	–
	$1,664	$1,664	$–	$–

Valuation Techniques

Cash Equivalents. The fair value of FCX’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. FCX’s cash equivalents are primarily money market securities, time deposits and U.S. treasury securities.

Trust Assets. The fair value of FCX’s trust assets are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. FCX’s trust assets are primarily money market securities and fixed income funds.

Available-for-sale securities. FCX’s available-for-sale securities are valued using quoted market prices in active markets and as such are classified within Level 1 of the fair value hierarchy. The fair value of the available-for-sale securities is calculated as the quoted market price of the security multiplied by the quantity of shares held by FCX.

Embedded derivatives in provisional sales/purchases contracts. FCX’s embedded derivatives on provisional copper concentrate, copper cathode and gold sales are valued using quoted market prices based on the forward LME or COMEX prices (copper) and the London Bullion Market Association price (gold) and, as such, are classified within Level 1 of the fair value hierarchy.

Other derivative financial instruments. FCX’s other derivative financial instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets (refer to Note 7 for further discussion).

Summarized below are the carrying amount and fair value of FCX’s financial instruments (in millions):

	At June 30, 2009		At December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalentsb	$1,319	$1,319	$872	$872
Accounts receivablea	2,065	2,065	1,212	1,212
Trust assetsb (current and long-term)	209	209	260	260
Available-for-sale securitiesb	76	76	84	84
Derivative assetsb	150	150	89	89
Accounts payable and accrued liabilitiesa	1,820	1,820	2,688	2,688
Long-term debt (including amounts due
within one year)c	(7,223)	(7,093)	(7,351)	(5,889)
Derivative liabilitiesb	(59)	(59)	(578)	(578)

a.	Fair value approximates the carrying amounts because of the short maturity of these instruments.

b.	Recorded at fair value. Quoted market prices are used to determine fair value.

c.	Generally recorded at cost. Fair value of substantially all of FCX’s long-term debt is estimated based on quoted market prices.

9.	NEW ACCOUNTING STANDARDS
Noncontrolling Interests in Consolidated Financial Statements. In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” which clarifies that noncontrolling interests (minority interests) are to be treated as a separate component of equity and any changes in the ownership interest (in which control is retained) are to be accounted for as capital transactions. However, a change in ownership of a consolidated subsidiary that results in a loss of control is considered a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 also provides additional disclosure requirements for each reporting period. SFAS No. 160 applies to fiscal years beginning on or after December 15, 2008, with early adoption prohibited. This statement is required to be adopted prospectively, except for the following provisions, which are to be applied retrospectively: (i) the reclassification of noncontrolling interests to equity in the consolidated balance sheets and (ii) the adjustment to consolidated net income to include net income attributable to both the controlling and noncontrolling interests. FCX adopted SFAS No. 160 effective January 1, 2009, and adjusted its December 31, 2008, condensed consolidated balance sheet to reflect noncontrolling interests in the amount of $1,328 million as a component of equity. In addition, FCX revised its consolidated statements of income for the three and six months ended June 30, 2008, to include net income attributable to both the controlling and noncontrolling interests.

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

Interim Disclosures about Fair Value. In April 2009, FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value,” which requires disclosures by publicly traded companies about the fair value of financial instruments for interim periods as well as in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, and was adopted by FCX beginning in second-quarter 2009.

Subsequent Events. In May 2009, FASB issued SFAS No. 165. “Subsequent Events,” which requires disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. SFAS No. 165 sets forth: (i) the period after the balance sheet during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and fiscal years ending after June 15, 2009, and shall be applied prospectively. FCX adopted SFAS No. 165 effective second-quarter 2009 and evaluated events after June 30, 2009, and through August 7, 2009, which is the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Amendments to FASB Interpretation No. 46(R). In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), which is intended to improve financial reporting by enterprises involved with variable interest entities by providing more relevant and reliable information to users of financial statements. SFAS

No. 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those years. Early adoption is prohibited. FCX is currently evaluating the impact, if any, the adoption of SFAS No. 167 will have on its financial reporting and disclosures.

Accounting Standards Codification. In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009, except for certain nonpublic nongovernmental entities. FCX does not expect the adoption of SFAS No. 168 to have a material impact on its financial statements.

10.	SUBSEQUENT EVENT
In July 2009, FCX announced that it would redeem all of its outstanding 6⅞% Senior Notes due 2014. The notes will be redeemed on August 20, 2009, at a redemption price of 103.438 percent of the principal amount of $340 million, equivalent to $352 million (plus accrued and unpaid interest). FCX expects to record an approximate $14 million charge to net income in third-quarter 2009 in connection with the redemption.

11.	BUSINESS SEGMENTS
FCX has organized its operations into five primary divisions – North America copper mines, South America copper mines, Indonesia mining, Africa mining and Molybdenum operations. Notwithstanding this structure, FCX internally reports information on a mine-by-mine basis. Therefore, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” FCX concluded that its operating segments include individual mines. Operating segments that meet certain SFAS No. 131 thresholds are reportable segments. In accordance with this guidance, beginning in first-quarter 2009, the Sierrita mine is no longer a reportable segment.

In third-quarter 2008, FCX revised its presentation of the operating divisions to better reflect management’s view of the consolidated FCX operations. Accordingly, FCX has revised its segment disclosures for the three and six months ended June 30, 2008, to conform with the current period presentation. Further discussion of the reportable segments included in FCX’s primary operating divisions, as well as FCX’s other reportable segments – Rod & Refining and Atlantic Copper Smelting & Refining – follows.

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

Morenci. The Morenci open-pit mine, located in southeastern Arizona, primarily produces copper cathodes. FCX owns an 85 percent undivided interest in Morenci through an unincorporated joint venture. The Morenci mine produced approximately 40 percent of FCX’s North America copper during the first six months of 2009.

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

Cerro Verde. The Cerro Verde open-pit copper mine, located near Arequipa, Peru, produces copper cathodes and copper concentrates. FCX owns a 53.56 percent interest in Cerro Verde. The Cerro Verde mine produced approximately 50 percent of FCX’s South America copper during the first six months of 2009.

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

Africa.  Africa mining includes the Tenke Fungurume copper and cobalt mining concessions in the Katanga province of the Democratic Republic of Congo. The Tenke Fungurume mine includes open-pit mining, leaching and SX/EW operations. In addition to copper, the Tenke Fungurume mine will produce cobalt hydroxide. Copper production commenced in March 2009 and the first copper cathode was sold in second-quarter 2009. Commissioning activities for the cobalt circuit began during second-quarter 2009. FCX owns an effective 57.75 percent interest in Tenke Fungurume.

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

Allocations. FCX allocates certain operating costs, expenses and capital expenditures to the operating divisions and individual segments. However, not all costs and expenses applicable to a mine or operation are allocated. All U.S. federal and state income taxes are recorded and managed at the corporate level, whereas foreign income taxes are recorded and managed at the applicable mine or operation. In addition, most exploration and research activities are managed at the corporate level, and those costs along with some selling, general and administrative costs are not allocated to the operating divisions or segments. Accordingly, the following segment information reflects management determinations that may not be indicative of what the actual financial performance of each operating division or segment would be if it was an independent entity.

Business Segments

(In Millions)	North America Copper Mines			South America Copper Mines			Indonesia		Africa
													Atlantic	Corporate,
													Copper	Other &
		Other		Cerro	Other						Molyb-	Rod &	Smelting	Elimi-	FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke		denum	Refining	& Refining	nations	Total
Three Months Ended June 30, 2009
Revenues:
Unaffiliated customers	$18	$27	$45	$342	$465	$807	$1,430	a	$57		$186	$741	$415	$3	$3,684
Intersegment	234	424	658	70	7	77	180		–		–	6	–	(921)	–
Production and delivery	144	317	461	153	213	366	415		92	b	162	743	419	(849)	1,809
Depreciation, depletion and amortization	34	30	64	40	29	69	78		14		13	2	9	7	256
Selling, general and administrative expenses	–	–	–	–	–	–	22		–		3	–	5	59	89
Exploration and research expenses	–	–	–	–	–	–	–		–		–	–	–	24	24
Restructuring charges	2	–	2	–	(6)	(6)	–		–		–	–	–	2	(2)
Operating income (loss)	72	104	176	219	236	455	1,095		(49)		8	2	(18)	(161)	1,508

Interest expense, net	1	4	5	–	–	–	–		3		–	–	1	149	158
Provision for (benefit from) income taxes	–	–	–	67	70	137	461		(25)		–	–	–	(31)	542
Total assets at June 30, 2009	2,022	4,023	6,045	4,016	2,535	6,551	5,312		3,160		1,750	292	842	672	24,624
Capital expenditures	5	23	28	33	4	37	73		207		16	3	6	5	375

Three Months Ended June 30, 2008
Revenues:
Unaffiliated customers	$123	$106	$229	$645	$639	$1,284	$811	a	$–		$715	$1,675	$724	$3	$5,441
Intersegment	502	840	1,342	64	80	144	205		–		–	8	–	(1,699)	–
Production and delivery	303	416	719	207	255	462	439		9		421	1,677	698	(1,709)	2,716
Depreciation, depletion and amortization	80	107	187	46	81	127	48		1		69	1	9	20	462
LCM inventory adjustments	–	4	4	–	–	–	–		–		–	–	–	–	4
Selling, general and administrative expenses	–	–	–	–	–	–	47		–		5	–	6	68	126
Exploration and research expenses	–	–	–	–	–	–	–		–		1	–	–	79	80
Operating income (loss)	242	419	661	456	383	839	482		(10)		219	5	11	(154)	2,053

Interest expense, net	–	2	2	1	(2)	(1)	2		–		–	1	2	134	140
Provision for income taxes	–	–	–	154	121	275	205		–		–	–	–	178	658
Goodwill at June 30, 2008	1,912	2,299	4,211	763	366	1,129	–		2		703	–	–	3	6,048
Total assets at June 30, 2008	7,029	12,057	19,086	5,247	4,967	10,214	4,066		1,952		4,156	605	1,059	1,210	42,348
Capital expenditures	82	70	152	45	58	103	108		241		32	1	7	11	655

a.					Includes PT Freeport Indonesia’s sales to PT Smelting totaling $563 million in second-quarter 2009 and $356 million in second-quarter 2008.

b.					Includes charges totaling $49 million associated with Tenke Fungurume’s project start-up costs.

Business Segments (Continued)

(In Millions)	North America Copper Mines			South America Copper Mines			Indonesia		Africa
													Atlantic	Corporate,
													Copper	Other &
		Other		Cerro	Other						Molyb-	Rod &	Smelting	Elimi-	FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke		denum	Refining	& Refining	nations	Total
Six Months Ended June 30, 2009
Revenues:
Unaffiliated customers	$39	$50	$89	$588	$803	$1,391	$2,350	a	$57		$332	$1,354	$707	$6	$6,286
Intersegment	446	786	1,232	147	48	195	382		–		–	12	–	(1,821)	–
Production and delivery	334	680	1,014	302	431	733	765		108	b	281	1,357	712	(1,599)	3,371
Depreciation, depletion and amortization	70	69	139	75	59	134	143		17		22	4	17	12	488
LCM inventory adjustments	–	–	–	–	–	–	–		–		19	–	–	–	19
Selling, general and administrative expenses	–	–	–	–	–	–	40		–		7	–	7	97	151
Exploration and research expenses	–	–	–	–	–	–	–		–		–	–	–	54	54
Restructuring and other chargesc	26	(2)	24	–	–	–	–		–		(1)	(2)	–	2	23
Operating income (loss)	55	89	144	358	361	719	1,784		(68)		4	7	(29)	(381)	2,180

Interest expense, net	2	6	8	–	1	1	1		3		–	–	2	274	289
Provision for (benefit from) income taxes	–	–	–	114	107	221	749		(26)		–	–	–	(71)	873
Capital expenditures	34	66	100	70	41	111	128		458		60	6	12	19	894

Six Months Ended June 30, 2008
Revenues:
Unaffiliated customers	$257	$217	$474	$1,257	$1,500	$2,757	$1,698	a	$–		$1,434	$3,355	$1,389	$6	$11,113
Intersegment	966	1,627	2,593	181	97	278	370		–		–	16	–	(3,257)	–
Production and delivery	582	782	1,364	369	525	894	838		12		881	3,353	1,349	(3,254)	5,437
Depreciation, depletion and amortization	161	210	371	89	168	257	93		2		108	3	18	28	880
LCM inventory adjustments	–	5	5	–	–	–	–		–		–	–	–	–	5
Selling, general and administrative expenses	–	–	–	–	–	–	84		–		11	–	14	101	210
Exploration and research expenses	–	–	–	–	–	–	–		–		1	–	–	131	132
Operating income (loss)	480	847	1,327	980	904	1,884	1,053		(14)		433	15	8	(257)	4,449

Interest expense, net	1	5	6	2	(2)	–	3		–		–	2	6	288	305
Provision for income taxes	–	–	–	327	281	608	444		–		–	–	–	335	1,387
Capital expenditures	159	144	303	62	104	166	223		384		44	4	12	27	1,163

a.		Includes PT Freeport Indonesia’s sales to PT Smelting totaling $826 million in the first six months of 2009 and $820 million in the first six months of 2008.

b.		Includes charges totaling $49 million associated with Tenke Fungurume’s project start-up costs.

c.		The following table summarizes restructuring and other charges:

Restructuring charges	$25	$4	$29	$–	$–	$–	$–		$–		$1	$–	$–	$2	$32
Special retirement benefits and curtailments	1	(6)	(5)	–	–	–	–		–		(2)	(2)	–	–	(9)
Restructuring and other charges	$26	$(2)	$24	$–	$–	$–	$–		$–		$(1)	$(2)	$–	$2	$23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of June 30, 2009, and the related consolidated statements of income for the three- and six-month periods ended June 30, 2009 and 2008, the consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008, and the consolidated statement of equity for the six-month period ended June 30, 2009. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2008, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the year then ended (not presented herein), and in our report dated February 18, 2009, we expressed an unqualified opinion on those consolidated financial statements and which report included an explanatory paragraph for the Company’s adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” effective January 1, 2007; and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R,” effective December 31, 2006. As described in Note 9, on January 1, 2009, Freeport-McMoRan Copper & Gold Inc. adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” on a retrospective basis resulting in revisions of the December 31, 2008, consolidated balance sheet. We have not audited and reported on the revised balance sheet reflecting the adoption of SFAS No. 160.

ERNST & YOUNG LLP

Phoenix, Arizona
August 7, 2009

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW and OUTLOOK

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries. You should read this discussion in conjunction with our financial statements, the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the discussion of our “Business and Properties” in our Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results. References to “Notes” are Notes included in our “Notes to Consolidated Financial Statements.” Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations all references to earnings or losses per share are on a diluted basis, unless otherwise noted.

We are one of the world’s largest copper, gold and molybdenum mining companies in terms of reserves and production. Our portfolio of assets includes the Grasberg minerals district in Indonesia, which contains the largest single recoverable copper reserve and the largest single gold reserve of any mine in the world based on the latest available reserve data provided by third-party industry consultants; significant mining operations in North and South America; and the Tenke Fungurume minerals district in the Democratic Republic of Congo (DRC). We also operate Atlantic Copper, our wholly owned copper smelting and refining operation in Spain. Refer to “Operations” for further discussion.

The dramatic declines in copper and molybdenum prices in fourth-quarter 2008 and the deterioration of the economic and credit environment limited our ability to invest in growth projects and required us to make adjustments to our near-term plans in late 2008 and early 2009 (refer to Note 2 for further discussion). Our near-term strategy is designed to protect liquidity while preserving our large mineral resources and growth options for the longer term. We will continue to review and adjust our operating strategy as market conditions change.

Net income attributable to common stock for second-quarter 2009 reflected improved copper prices, compared to first-quarter 2009, and strong operating performance; however, as expected, results for the second quarter and first six months of 2009 were below the 2008 periods because of lower copper and molybdenum prices. Refer to “Consolidated Results” for further discussion of our consolidated financial results for the three-month and six-month periods ended June 30, 2009 and 2008.

Outlook
Consolidated sales from mines are expected to approximate 3.9 billion pounds of copper, 2.4 million ounces of gold and 56 million pounds of molybdenum for 2009, including 910 million pounds of copper, 550 thousand ounces of gold and 15 million pounds of molybdenum in third-quarter 2009. These sales volume estimates are dependent on the achievement of targeted mining rates, the successful operation of production facilities, the impact of weather conditions and other factors.

Consolidated revenues, operating cash flows and net income vary significantly with fluctuations in the market prices of copper, gold and molybdenum, sales volumes and other factors. Based on the above projected consolidated sales volumes for 2009 and assuming average prices of $2.25 per pound of copper, $900 per ounce of gold and $8.00 per pound of molybdenum for the remainder of 2009, our consolidated operating cash flows are expected to approximate $3.0 billion in 2009, net of an estimated $0.5 billion for working capital requirements principally reflecting final settlements with customers in early 2009 of prior year provisionally priced sales. Operating cash flows for the remainder of 2009 would be impacted by approximately $200 million for each $0.10 per pound change in copper prices, $40 million for each $50 per ounce change in gold prices and $20 million for each $1 per pound change in molybdenum prices.

Assuming average prices of $2.25 per pound of copper, $900 per ounce of gold and $8.00 per pound of molybdenum for the remainder of 2009, and using recent prices for commodity-based input costs, we estimate our consolidated unit net cash costs related to our copper mining operations (after by-product credits) would average approximately $0.70 per pound of copper in 2009, compared with $1.16 per pound of copper in 2008. Estimated consolidated unit net cash costs for 2009 are lower when compared to 2008 primarily because of mining in a higher grade section of the Grasberg open pit, lower operating rates and reduced energy prices and other commodity-based input costs. Because of the impact of lower projected copper and gold sales volumes from Grasberg in the second half of 2009, consolidated unit net cash costs for the second half of 2009 are expected to be higher than in the first half of 2009. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated unit net cash costs.

Capital expenditures are expected to approximate $1.4 billion for the full year 2009, including $0.6 billion for sustaining capital and $0.8 billion for major projects (the Tenke Fungurume and Grasberg underground development projects). For 2008, capital expenditures totaled $2.7 billion, which included approximately $1.6 billion for major projects. Lower projected capital expenditures for 2009 are the result of deferring capital spending for most of our project development activities and reduced spending for sustaining capital. Capital spending plans continue to be reviewed and may be revised based on market conditions.

COPPER, GOLD AND MOLYBDENUM MARKETS

The graphs below illustrate the movements in metals prices from January 1993 through July 2009. World prices for copper, gold and molybdenum have fluctuated significantly during this period. The London Metal Exchange (LME) spot copper price varied from a low of $0.60 per pound in 2001 to a high of $4.08 per pound in July 2008, the London gold price fluctuated from a low of approximately $250 per ounce in 1999 to a high of $1,011 per ounce in March 2008, and the average weekly Metals Week Molybdenum Dealer Oxide price ranged from $1.87 per pound in January 1993 to a high of $39.25 per pound in June 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2008.

Historical LME Copper Prices
Through July 31, 2009
LME Copper Prices
LME & COMEX Exchange Stocks*
000s of metric tons
Dollars per pound
1,600
1,400
1,200
1,000
800
600
400
200
0
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
1993
1995
1997
1999
2001
2003
2005
2007
2009

*  Excludes Shanghai stocks, producer, consumer and merchant stocks.

The graph above presents LME spot copper prices and reported stocks of copper at the LME and the New York Mercantile Exchange (COMEX) from January 1993 through July 2009. During the period 2003 to 2006, global consumption exceeded production, evidenced by the decline in exchange warehouse inventories. Disruptions associated with strikes and other operational issues, combined with growing demand from China and other emerging economies resulted in low levels of inventory from 2006 through most of 2008. Slowing consumption led to increases in inventory levels in late 2008 and early 2009; however, China’s increased buying activity has contributed to the recent decline in exchange inventories. Combined LME and COMEX stocks totaled approximately 320 thousand metric tons at June 30, 2009, which represents approximately one week of global consumption.

Turmoil in the United States (U.S.) financial markets and concerns about the global economy negatively impacted copper prices in late 2008 and in early 2009; however, copper prices improved during the first half of 2009 as a result of increased Chinese buying activity and improved prospects of global economic recovery. During second-quarter 2009, LME spot copper prices ranged from $1.80 per pound to $2.39 per pound and averaged $2.12 per pound. While the near-term outlook is uncertain, we believe the underlying fundamentals of the copper business remain positive, supported by limited supplies from existing mines and the absence of significant new development projects. Future copper prices are expected to be volatile and are likely to be influenced by demand from China, economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and production levels of mines and copper smelters. The LME spot copper price closed at $2.61 per pound on July 31, 2009.

The graph above presents London gold prices from January 1993 through July 2009. During second-quarter 2009, the environment for gold was positive, but volatile, with gold prices ranging from approximately $870 per ounce to $982 per ounce and averaging approximately $922 per ounce. Growing investment demand and a weak U.S. dollar are continuing to support gold prices. London gold prices closed at approximately $939 per ounce on July 31, 2009.

Metals Week Molybdenum Dealer Oxide Prices

Through July 31, 2009

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
1993
1995
1997
1999
2001
2003
2005
2007
2009

The graph above presents Metals Week Molybdenum Dealer Oxide prices from January 1993 through July 2009. Molybdenum prices have declined significantly from 2008 levels as a result of the financial market turmoil and a decline in demand. During second-quarter 2009, the weekly average price of molybdenum ranged from approximately $7.83 per pound to approximately $10.60 per pound and averaged $9.20 per pound. Molybdenum prices have steadily improved over the last several weeks, and the weekly average Metals Week Molybdenum Dealer Oxide price was $14.00 per pound on July 31, 2009. The recent increase in molybdenum prices was driven by increased buying activity, slightly improved metallurgical demand in Europe and the continuation of molybdenum production curtailments.

CONSOLIDATED RESULTS
					Six Months Ended
	Second-Quarter				June 30,
	2009		2008		2009		2008
Financial Data (in millions, except per share amounts)
Revenuesa	$3,684	b	$5,441	b	$6,286	b	$11,113	b
Operating income	$1,508	b	$2,053	b	$2,180	b	$4,449	b
Net income	$812		$1,284		$1,019		$2,789
Net income attributable to FCX common stockholdersc	$588		$947		$631		$2,069
Diluted net income per share of common stock	$1.38		$2.25		$1.54		$4.89
Diluted weighted average common shares outstandingd	471		450		426		449

Mining Operating Data
Copper (millions of recoverable pounds)
Production	1,069		941		2,110		1,821
Sales, excluding purchases	1,102		942		2,122		1,853
Average realized price per pound	$2.22		$3.85		$2.03		$3.77
Site production and delivery costs per pounde	$1.04		$1.59		$1.05		$1.53
Unit net cash costs per pounde	$0.43		$1.25		$0.54		$1.16
Gold (thousands of recoverable ounces)
Production	802		250		1,397		525
Sales, excluding purchases	837		265		1,382		545
Average realized price per ounce	$932		$912		$919		$917
Molybdenum (millions of recoverable pounds)
Production	13		18		27		36
Sales, excluding purchases	16		20		26		40
Average realized price per pound	$10.11		$31.59		$10.65		$31.63

a.	Includes the impact of adjustments to provisionally priced concentrate and cathode sales recognized in prior periods. Refer to “Revenues” for further discussion.

b.
As discussed in Note 11, during 2008 we revised the presentation of our operating divisions to better reflect management’s view of our consolidated operations, and have also reclassified amounts for the second quarter and first six months of 2008 to conform to the current period presentation. Following is a summary of revenues and operating income (loss) by operating division (in millions):

	Second-Quarter 2009		Second-Quarter 2008
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
North America copper mines	$703	$176	$1,571	$661
South America copper mines	884	455	1,428	839
Indonesia mining	1,610	1,095	1,016	482
Africa mining	57	(49)	–	(10)
Molybdenum	186	8	715	219
Rod & Refining	747	2	1,683	5
Atlantic Copper Smelting & Refining	415	(18)	724	11
Corporate, other & eliminations	(918)	(161)	(1,696)	(154)
Total	$3,684	$1,508	$5,441	$2,053

	Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
North America copper mines	$1,321	$144	$3,067	$1,327
South America copper mines	1,586	719	3,035	1,884
Indonesia mining	2,732	1,784	2,068	1,053
Africa mining	57	(68)	–	(14)
Molybdenum	332	4	1,434	433
Rod & Refining	1,366	7	3,371	15
Atlantic Copper Smelting & Refining	707	(29)	1,389	8
Corporate, other & eliminations	(1,815)	(381)	(3,251)	(257)
Total	$6,286	$2,180	$11,113	$4,449

c.	After net income attributable to noncontrolling interests and preferred dividends.

d.
As applicable, reflects assumed conversion of our 5½% Convertible Perpetual Preferred Stock and 6¾% Mandatory Convertible Preferred Stock (refer to Note 3). In addition, the 2009 periods include the effect of 26.8 million shares of common stock sold in February 2009.

e.
Reflects per pound weighted average production and delivery costs and unit net cash costs (net of by-product credits) for all copper mines, excluding Africa mining. For reconciliations of the per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to “Operations – Unit Net Cash Costs” and to “Product Revenues and Production Costs.”

Revenues
Consolidated revenues include the sale of copper concentrates, copper cathodes, copper rod, molybdenum, gold and other metals by our North and South America copper mines, the sale of copper concentrates (which also contain significant quantities of gold and silver) by our Indonesia mining operation, the sale of copper cathodes by our Africa mining operation, the sale of molybdenum in various forms by our Molybdenum operations, and the sale of copper cathodes, copper anodes, and gold in anodes and slimes by Atlantic Copper. Consolidated revenues totaled $3.7 billion in second-quarter 2009 and $6.3 billion for the first six months of 2009, compared with $5.4 billion in second-quarter 2008 and $11.1 billion for the first six months of 2008. Following is a summary of changes in our consolidated revenues between periods (in millions):

	Second	Six
	Quarter	Months
Consolidated revenues – 2008 periods	$5,441	$11,113
Higher (lower) price realizations:
Copper	(1,797)	(3,637)
Gold	17	2
Molybdenum	(335)	(533)
Higher (lower) sales volumes:
Copper	616	1,016
Gold	522	768
Molybdenum	(138)	(475)
Lower purchased copper and molybdenum	(441)	(1,031)
Higher (lower) adjustments, for prior period provisionally priced sales
and for PT Freeport Indonesia’s forward copper sales contracts	31	(231)
Lower Atlantic Copper revenues	(309)	(682)
Other, net	77	(24)
Consolidated revenues – 2009 periods	$3,684	$6,286

Lower consolidated revenues in the 2009 periods were primarily caused by lower copper prices. Realized copper prices decreased to an average of $2.22 per pound in second-quarter 2009 and $2.03 per pound for the first six months of 2009, compared with $3.85 per pound in second-quarter 2008 and $3.77 per pound for the first six months of 2008. Realized gold prices increased to an average of $932 per ounce in second-quarter 2009 and $919 per ounce for the first six months of 2009, compared with $912 per ounce in second-quarter 2008 and $917 per ounce for the first six months of 2008. Realized molybdenum prices decreased to an average of $10.11 per pound in second-quarter 2009 and $10.65 per pound for the first six months of 2009, compared with $31.59 per pound in second-quarter 2008 and $31.63 per pound for the first six months of 2008.

Consolidated sales volumes totaled 1.1 billion pounds of copper, 837 thousand ounces of gold and 16 million pounds of molybdenum in second-quarter 2009 and 2.1 billion pounds of copper, 1.4 million ounces of gold and 26 million pounds of molybdenum for the first six months of 2009, compared with 942 million pounds of copper, 265 thousand ounces of gold and 20 million pounds of molybdenum in second-quarter 2008 and 1.9 billion pounds of copper, 545 thousand ounces of gold and 40 million pounds of molybdenum for the first six months of 2008. Copper and gold sales volumes were higher in the 2009 periods primarily as a result of mining in a higher grade section of the Grasberg open pit, partly offset by lower sales volumes at our North America copper mines as a result of production curtailments. Lower molybdenum sales volumes in the 2009 periods reflect curtailed production in response to lower demand. Refer to “Operations” for further discussion.

During the first half of 2009, approximately 58 percent of our mined copper was sold in concentrate, approximately 21 percent as cathodes and approximately 21 percent as rod (principally from our North America operations). Substantially all concentrate and cathode sales contracts at our copper mining operations provide final copper pricing in a specified future period (generally one to four months from the shipment date) based primarily on quoted LME prices. We receive market prices based on prices in the specified future period, and the accounting rules applied to these sales result in changes recorded to revenues until that time. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until the date of final pricing. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

At March 31, 2009, we had provisionally priced copper sales of 407 million pounds of copper at our copper mining operations (net of intercompany sales and non-controlling interests) recorded at an average of $1.83 per pound. In early April 2009, we entered into forward copper sales contracts to lock in prices at an average of $1.86 per pound on 355 million pounds of PT Freeport Indonesia’s provisionally priced copper sales (including intercompany sales) at March 31, 2009, which were scheduled to final price from April 2009 through July 2009. At June 30, 2009, 63 million pounds of copper remained open under these forward copper sales contracts, which final priced in July 2009. We have not entered into additional forward sales contracts since April 2009 for our provisionally priced copper sales, but may enter into future transactions to lock in pricing on provisionally priced sales from time to time to reduce short-term volatility in earnings and cash flows. However, we do not intend to change our long-standing policy of not hedging future copper production.

Adjustments to the March 31, 2009, provisionally priced copper sales (net of PT Freeport Indonesia’s forward sales contracts) at our copper mining operations resulted in a net increase to consolidated revenues of $43 million ($13 million to net income attributable to FCX common stockholders or $0.03 per share) in second-quarter 2009, compared with $5 million ($1 million to net income attributable to FCX common stockholders or less than $0.01 per share) in second-quarter 2008. Additionally, adjustments to prior year provisionally priced copper sales at our copper mining operations resulted in a net increase to consolidated revenues of $132 million ($62 million to net income attributable to FCX common stockholders or $0.15 per share) for the first six months of 2009, compared with $267 million ($164 million to net income attributable to FCX common stockholders or $0.37 per share) for the first six months of 2008.

LME spot copper prices averaged $2.12 per pound in second-quarter 2009, compared with our average recorded price of $2.22 per pound. Approximately 60 percent of our second-quarter 2009 consolidated copper sales were provisionally priced at the time of shipment and are subject to final pricing during the remainder of 2009. At June 30, 2009, we had provisionally priced copper sales totaling 434 million pounds of copper at our copper mining operations (net of intercompany sales, forward copper sales contracts and non-controlling interests) recorded at an average of $2.25 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the June 30, 2009, provisional price recorded would have a net impact on our 2009 consolidated revenues of approximately $29 million ($14 million to net income attributable to FCX common stockholders). The LME spot copper price closed at $2.61 per pound on July 31, 2009.

Production and Delivery Costs
Consolidated production and delivery costs totaled $1.8 billion in second-quarter 2009 and $3.4 billion for the first six months of 2009, compared with $2.7 billion in second-quarter 2008 and $5.4 billion for the first six months of 2008. Lower production and delivery costs in the 2009 periods primarily reflected the effects of lower operating rates at our North America copper mines and lower commodity-based input costs.

Our copper mining operations require a significant amount of energy, principally electricity, diesel, coal and natural gas. In 2009, we expect energy costs to approximate 20 percent of our consolidated copper production costs, compared with approximately 25 percent in 2008, which reflects purchases of approximately 190 million gallons of diesel fuel; 5,760 gigawatt hours of electricity at our North and South America mines (we generate all of our power at our Indonesia mining operation); 800 thousand metric tons of coal for our coal power plant in Indonesia; and 1 million MMBTU (million british thermal units) of natural gas at certain of our North America mines.

Excluding costs at the Tenke Fungurume mine, consolidated unit net cash costs (net of by-product credits) related to our copper mining operations totaled $0.43 per pound of copper in second-quarter 2009 and $0.54 per pound of copper for the first six months of 2009, compared with $1.25 per pound of copper in second-quarter 2008 and

$1.16 per pound of copper for the first six months of 2008. The decrease in unit net cash costs in the 2009 periods reflected higher copper and gold ore grades at Grasberg, the effects of lower operating rates following planned production curtailments at our North America copper mines and decreases in energy prices and other commodity-based input costs. We will incorporate Tenke Fungurume in our consolidated unit net cash cost disclosure upon completion of ramp-up activities. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Consolidated depreciation, depletion and amortization expense totaled $256 million in second-quarter 2009 and $488 million for the first six months of 2009, compared with $462 million in second-quarter 2008 and $880 million for the first six months of 2008. The decrease in depreciation, depletion and amortization expense reflects the impact of the long-lived asset impairment charges recognized in fourth-quarter 2008, partly offset by higher PT Freeport Indonesia expense under the unit-of-production method primarily resulting from higher production during the 2009 periods.

LCM Inventory Adjustments
Inventories are required to be recorded at the lower of cost or market. We recognized charges of $19 million ($19 million to net income attributable to FCX common stockholders or $0.04 per share) for lower of cost or market (LCM) molybdenum inventory adjustments for the first six months of 2009. In 2008 we also recorded LCM inventory adjustments totaling $4 million ($2 million to net income attributable to FCX common stockholders or $0.01 per share) in second-quarter 2008 and $5 million ($3 million to net income attributable to FCX common stockholders or $0.01 per share) for the first six months of 2008.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $89 million in second-quarter 2009 and $151 million for the first six months of 2009, compared with $126 million in second-quarter 2008 and $210 million for the first six months of 2008. Lower selling, general and administrative expenses in the 2009 periods primarily reflected administrative cost initiatives and a net decrease in incentive compensation costs.

Exploration and Research Expenses
Consolidated exploration and research expenses totaled $24 million in second-quarter 2009 and $54 million for the first six months of 2009, compared with $80 million in second-quarter 2008 and $132 million for the first six months of 2008. Exploration activities are being conducted near our existing mines with a focus on opportunities to expand reserves that will support additional future production capacity in the large mineral districts where we currently operate. Drilling activities were significantly expanded in 2007 and 2008 and were successful in providing reserve additions and in identifying potential additional ore adjacent to existing ore bodies. Results indicate opportunities for future potential reserve additions at Morenci, Sierrita and Bagdad in North America, at Cerro Verde in South America and in the Tenke Fungurume minerals district.

During 2009, we are focusing on analyzing exploratory data gained through the core drilling previously undertaken in addition to conducting new activities. For 2009, exploration expenditures are expected to approximate $75 million, compared with $248 million in 2008.

Restructuring and Other Charges
Net restructuring and other charges totaled a net credit of $(2) million (less than $1 million to net income attributable to FCX common stockholders) in second-quarter 2009 and net charges of $23 million ($22 million to net income attributable to FCX common stockholders or $0.05 per share) for the first six months of 2009. These charges were associated with our revised operating plans, and include contract termination costs, other project cancellation costs and charges for employee severance and benefits, partly offset by pension and postretirement gains for special retirement benefits and curtailments. Refer to Note 2 for further discussion.

Interest Expense, Net
Consolidated interest expense (before capitalization) totaled $172 million in second-quarter 2009 and $348 million for the first six months of 2009, compared with $173 million in second-quarter 2008 and $360 million for the first six months of 2008. Capitalized interest totaled $14 million in second-quarter 2009 and $59 million for the first six months of 2009, compared with $33 million in second-quarter 2008 and $55 million for the first six months of 2008. Lower capitalized interest in second-quarter 2009, compared with second-quarter 2008, primarily relates to the

Tenke Fungurume development project, for which construction activities associated with the initial development project are substantially complete (refer to “Development Projects” for further discussion).

Provision for Income Taxes
Our second-quarter 2009 income tax provision resulted from taxes on international operations ($538 million) and U.S. operations ($4 million). Our income tax provision for the first six months of 2009 resulted from taxes on international operations ($868 million) and U.S. operations ($5 million). Our effective tax rate for 2009 is expected to be highly sensitive to changes in commodity prices and the mix of income between U.S. and international operations. Income taxes for our South America and Indonesia operations are recorded at the applicable statutory rates. However, at certain commodity prices, we do not record a tax benefit for losses generated in the U.S., and those losses cannot be used to offset income generated from international operations. The difference between our consolidated effective income tax rate of 47 percent for the first six months of 2009 and the U.S. federal statutory rate of 35 percent primarily was attributable to the high proportion of income earned in Indonesia and from losses that were not benefited in North America.

Our second-quarter 2008 income tax provision resulted from taxes on international operations ($510 million) and U.S. operations ($148 million). Our income tax provision for the first six months of 2008 resulted from taxes on international operations ($1.1 billion) and U.S. operations ($298 million). The difference between our consolidated effective income tax rate of approximately 33 percent for the first six months of 2008 and the U.S. federal statutory rate of 35 percent primarily was attributable to a U.S. benefit for percentage depletion, partly offset by withholding taxes and incremental U.S. income tax accrued on foreign earnings.

A summary of the approximate amounts in the calculation of our consolidated provision for income taxes for the first six months of 2009 and 2008 follows (in millions, except percentages):

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
			Income Tax			Income Tax
	Income	Effective	Provision	Income	Effective	Provision
	(Loss)a	Tax Rate	(Benefit)	(Loss)a	Tax Rate	(Benefit)
U.S.	$(318)	(2)%	$5	$1,291	23%	$298
South America	694	32%	221	1,838	33%	608
Indonesia	1,759	43%	749	1,053	42%	444
Africa	(86)	30%	(26)	–	30%	–
Eliminations and other	(175)	N/A	(56)	(20)	N/A	19
Annualized rate adjustmentb	N/A	N/A	(20)	N/A	N/A	18
Consolidated FCX	$1,874	47%c	$873	$4,162	33%	$1,387

a.	Represents income (loss) by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes to equal our estimated annualized tax rate.

c.
Our estimated consolidated effective tax rate for 2009 will vary with commodity price changes and the mix of income from international and U.S. operations. Following is a summary of our estimated annual consolidated effective tax rate using currently projected sales volumes for 2009 and based on various commodity price assumptions for the remainder of 2009:

			Estimated
Copper	Gold	Molybdenum	Effective
(per pound)	(per ounce)	(per pound)	Tax Rate(1)
$1.75	$900	$8.00	53%
$2.25	$900	$8.00	45%
$2.75	$900	$8.00	42%

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

Operating Data. Following is summary operating data for the North America copper mines for the second quarters and first six months of 2009 and 2008.

			Six Months Ended
	Second-Quarter		June 30,
	2009	2008	2009	2008
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	272	350	561	677
Sales, excluding purchases	281	347	582	686
Average realized price per pound	$2.18	$3.82	$1.88	$3.66

Molybdenum (millions of recoverable pounds)
Production (by-product)a	7	7	13	15

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	553,700	1,099,500	611,200	1,117,200
Average copper ore grade (percent)	0.31	0.23	0.30	0.21
Copper production (millions of recoverable pounds)	201	215	423	432

Mill operations
Ore milled (metric tons per day)	170,600	257,600	175,700	250,800
Average ore grade (percent):
Copper	0.31	0.40	0.33	0.39
Molybdenum	0.03	0.02	0.03	0.02
Copper recovery rate (percent)	84.8	84.6	85.3	82.9
Production (millions of recoverable pounds):
Copper	89	163	177	299
Molybdenum (by-product)	7	7	13	15

a.	Reflects by-product molybdenum production from the North America copper mines. Sales of by-product molybdenum are reflected in the Molybdenum division.

In response to weak market conditions, operating plans at our North America copper mines were revised at the end of 2008 and in early 2009, including an approximate 50 percent reduction in mining and crushed-leach rates at Morenci; an approximate 50 percent reduction in mining and stacking rates at the Safford mine; a reduction in the mining rate at the Tyrone mine; and the suspension of mining and milling activities at the Chino mine (with limited residual copper production from leach operations). Operating plans continue to be reviewed and additional adjustments may be made as market conditions warrant.

As a result of curtailed production rates, copper sales from the North America mines decreased to 281 million pounds in second-quarter 2009 and 582 million pounds for the first six months of 2009, compared with 347 million pounds in second-quarter 2008 and 686 million pounds for the first six months of 2008. For the first six months of 2009, the decrease in copper sales volumes, compared with the first six months of 2008, was partly offset by higher production at the Safford copper mine. Production commenced at Safford in December 2007 and was ramped up to design capacity during 2008 before we revised operating plans to curtail production in fourth-quarter 2008.

For 2009, copper sales volumes from our North America copper mines are expected to approximate 1.1 billion pounds and by-product molybdenum production is expected to approximate 25 million pounds, compared with 1.4 billion pounds of copper and 30 million pounds of by-product molybdenum production in 2008. Production from the North America copper mines in 2010 is currently expected to approximate 1.0 billion pounds, reflecting impacts of reduced 2009 mining activities on 2010 leaching operations.

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

Gross Profit per Pound of Copper and Molybdenum

The following tables summarize unit net cash costs and gross profit per pound at the North America copper mines for the second quarters and first six months of 2009 and 2008. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Second-Quarter 2009			Second-Quarter 2008
	By-	Co-Product Method		By-	Co-Product Method
	Product		Molyb-	Product		Molyb-
	Method	Copper	denuma	Method	Copper	denuma
Revenues, excluding adjustments shown below	$2.18	$2.18	$8.43	$3.82	$3.82	$32.85

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.24	1.13	5.34	1.84	1.60	11.70
By-product creditsa	(0.21)	–	–	(0.70)	–	–
Treatment charges	0.09	0.08	–	0.10	0.10	–
Unit net cash costs	1.12	1.21	5.34	1.24	1.70	11.70
Depreciation, depletion and amortization	0.21	0.21	0.36	0.53	0.47	2.54
Noncash and nonrecurring costs, net	0.15	0.14	0.04	0.06	0.06	0.19
Total unit costs	1.48	1.56	5.74	1.83	2.23	14.43
Revenue adjustments, primarily for hedging	0.06	0.06	–	(0.01)	(0.01)	–
Idle facility and other non-inventoriable costs	(0.08)	(0.08)	–	(0.04)	(0.04)	(0.02)
Gross profit	$0.68	$0.60	$2.69	$1.94	$1.54	$18.40

Copper sales (millions of recoverable pounds)	281	281		346	346
Molybdenum sales (millions of recoverable pounds)b			7			7

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	By-	Co-Product Method		By-	Co-Product Method
	Product		Molyb-	Product		Molyb-
	Method	Copper	denuma	Method	Copper	denuma
Revenues, excluding adjustments shown below	$1.88	$1.88	$9.02	$3.66	$3.66	$32.80

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.28	1.19	4.85	1.74	1.52	10.68
By-product creditsa	(0.19)	–	–	(0.74)	–	–
Treatment charges	0.08	0.08	–	0.10	0.10	–
Unit net cash costs	1.17	1.27	4.85	1.10	1.62	10.68
Depreciation, depletion and amortization	0.23	0.22	0.29	0.53	0.47	2.50
Noncash and nonrecurring costs, net	0.15	0.15	0.10	0.08	0.07	0.15
Total unit costs	1.55	1.64	5.24	1.71	2.16	13.33
Revenue adjustments, primarily for hedging	0.15	0.15	–	0.06	0.06	–
Idle facility and other non-inventoriable costs	(0.10)	(0.11)	–	(0.04)	(0.04)	(0.02)
Gross profit	$0.38	$0.28	$3.78	$1.97	$1.52	$19.45

Copper sales (millions of recoverable pounds)	582	582		683	683
Molybdenum sales (millions of recoverable pounds)b			13			15

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Reflects molybdenum produced by the North America copper mines.

Unit net cash costs, after by-product credits, for our North America copper mines decreased to $1.12 per pound of copper in second-quarter 2009, compared with $1.24 per pound of copper in second-quarter 2008 primarily reflecting a net decrease in site production and delivery costs ($0.60 per pound) associated with reduced operating rates at higher cost mines and lower input costs, primarily for energy, partly offset by changes in inventory, which included draw downs of sulphuric acid and other components of inventory with higher average costs. The decrease in site production and delivery costs were partly offset by lower molybdenum credits ($0.49 per pound) primarily resulting from lower molybdenum prices.

Unit net cash costs, after by-product credits, for our North America copper mines increased to $1.17 per pound of copper in the first six months of 2009, compared with $1.10 per pound of copper in the first six months of 2008, primarily reflecting lower molybdenum credits ($0.55 per pound) resulting from lower molybdenum prices and volumes, partly offset by a decrease in site production and delivery costs ($0.46 per pound) associated with reduced operating rates at higher cost mines and lower input costs, primarily for energy, partly offset by changes in inventory, which included draw downs of sulphuric acid and other components of inventory with higher average costs.

The decrease in depreciation, depletion and amortization in the second quarter and first six months of 2009, compared with the 2008 periods, reflects the impact of the long-lived asset impairment charges recognized in fourth-quarter 2008.

Our five operating North America copper mines have varying cost structures because of differences in ore grades and ore characteristics, processing costs, by-products and other factors. Based on current operating plans and assuming average prices of $2.25 per pound of copper and $8.00 per pound of molybdenum for the remainder of 2009, we estimate that average unit net cash costs, including molybdenum credits, for our North America copper mines would approximate $1.19 per pound of copper for the year 2009, compared with $1.33 per pound in 2008. Each $1 per pound change in the molybdenum price during the remainder of 2009 would have an approximate $0.008 per pound impact on the North America copper mines’ 2009 unit net cash costs.

South America Copper Mines
We have four operating copper mines in South America – Cerro Verde in Peru, and Candelaria, Ojos del Salado and El Abra in Chile. We own a 53.56 percent interest in Cerro Verde, an 80 percent interest in both Candelaria and Ojos del Salado and a 51 percent interest in El Abra.

The South America copper mines include open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. In addition to copper, the Candelaria and Ojos del Salado mines produce gold and silver as by-products, and the Cerro Verde mine produced molybdenum concentrates as a by-product. Production from our South America copper mines is sold as copper concentrate or copper cathode under long-term contracts.

In July 2009, Candelaria and its workers successfully negotiated new four-year agreements effective August 1, 2009, that replaced the existing contracts expiring in fourth-quarter 2009.

Operating Data. Following is summary operating data for the South America copper mines for the second quarters and first six months of 2009 and 2008.

				Six Months Ended
	Second-Quarter			June 30,
	2009	2008		2009	2008
Copper (millions of recoverable pounds)
Production	358	369		706	722
Sales	363	366		713	731
Average realized price per pound	$2.22	$3.86		$2.10	$3.84

Gold (thousands of recoverable ounces)
Production	24	25		47	51
Sales	25	26		48	53
Average realized price per ounce	$928	$910		$915	$914

Molybdenum (millions of recoverable pounds)
Production (by-product)a	–	–	b	1	1

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	260,200	291,500		255,400	282,800
Average copper ore grade (percent)	0.44	0.42		0.45	0.41
Copper production (millions of recoverable pounds)	141	144		278	279

Mill operations
Ore milled (metric tons per day)	186,300	177,200		184,400	173,900
Average ore grade (percent):
Copper	0.67	0.72		0.68	0.73
Molybdenum	0.02	0.02		0.02	0.02
Copper recovery rate (percent)	90.2	89.7		89.6	90.2
Production (millions of recoverable pounds):
Copper	217	225		428	443
Molybdenum	–	–	b	1	1

a.	Reflects by-product molybdenum production from our Cerro Verde copper mine. Sales of by-product molybdenum are reflected in the Molybdenum segment.

b.	Rounds to less than one million pounds.

In response to weak market conditions, operating plans at our South America copper mines were revised at the end of 2008 and in early 2009. The revised operating plans principally reflect the incorporation of reduced input costs; a significant reduction in capital spending plans, including deferral of the planned incremental expansion project at the Cerro Verde mine and a delay in the sulfide project at El Abra; and reduced spending for discretionary items. In addition, we have temporarily curtailed the molybdenum circuit at Cerro Verde. Operating plans continue to be reviewed and additional adjustments may be made as market conditions warrant.

Copper sales from the South America mines totaled 363 million pounds in second-quarter 2009 and 713 million pounds for the first six months of 2009, which approximated sales of 366 million pounds in second-quarter 2008 and 731 million pounds for the first six months of 2008.

For 2009, consolidated sales volumes from our South America mines are expected to approximate 1.4 billion pounds of copper and 100 thousand ounces of gold, compared with 1.5 billion pounds of copper and 116 thousand ounces of gold in 2008. Lower copper volumes in 2009, compared with 2008, reflect the impact of mining of lower ore grades at Candelaria.

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

Gross Profit per Pound of Copper

The following tables summarize unit net cash costs and gross profit per pound at the South America copper mines for the second quarters and first six months of 2009 and 2008. The below tables reflect unit net cash costs per pound of copper under the by-product and co-product methods as the South America copper mines also had small amounts of molybdenum, gold and silver sales. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Second-Quarter 2009		Second-Quarter 2008
	By-Product	Co-Product	By-Product	Co-Product
	Method	Method	Method	Method
Revenues, excluding adjustments shown below	$2.22	$2.22	$3.86	$3.86

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.00	0.95	1.15	1.11
By-product credits	(0.10)	–	(0.12)	–
Treatment charges	0.15	0.15	0.19	0.19
Unit net cash costs	1.05	1.10	1.22	1.30
Depreciation, depletion and amortization	0.19	0.19	0.34	0.33
Noncash and nonrecurring costs, net	(0.01)	–	0.09	0.09
Total unit costs	1.23	1.29	1.65	1.72
Revenue adjustments, primarily for pricing on
prior period open sales	0.26	0.26	0.04	0.04
Other non-inventoriable costs	(0.02)	(0.01)	(0.02)	(0.02)
Gross profit	$1.23	$1.18	$2.23	$2.16

Copper sales (millions of recoverable pounds)	363	363	366	366

	Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008
	By-Product	Co-Product	By-Product	Co-Product
	Method	Method	Method	Method
Revenues, excluding adjustments shown below	$2.10	$2.10	$3.84	$3.84

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.00	0.94	1.12	1.08
By-product credits	(0.11)	–	(0.13)	–
Treatment charges	0.15	0.14	0.19	0.19
Unit net cash costs	1.04	1.08	1.18	1.27
Depreciation, depletion and amortization	0.19	0.18	0.35	0.34
Noncash and nonrecurring costs, net	–	0.01	0.08	0.08
Total unit costs	1.23	1.27	1.61	1.69
Revenue adjustments, primarily for pricing on
prior year open sales	0.15	0.15	0.32	0.32
Other non-inventoriable costs	(0.03)	(0.02)	(0.03)	(0.03)
Gross profit	$0.99	$0.96	$2.52	$2.44

Copper sales (millions of recoverable pounds)	713	713	731	731

Unit net cash costs, after by-product credits, for our South America copper mines decreased to $1.05 per pound of copper in second-quarter 2009, compared with $1.22 per pound in second-quarter 2008, primarily reflecting lower site production and delivery costs ($0.15 per pound) associated with cost reduction and efficiency efforts and  lower input costs, primarily for energy, partly offset by draw downs of inventory with higher average costs.

Unit net cash costs, after by-product credits, for our South America copper mines decreased to $1.04 per pound of copper in the first six months of 2009, compared with $1.18 per pound in the first six months of 2008, primarily reflecting lower site production and delivery costs ($0.12 per pound) associated with cost reduction and efficiency efforts and lower input costs, primarily for energy, partly offset by draw downs of inventory with higher average costs.

The decrease in unit net cash costs for the 2009 periods also reflect lower treatment charges ($0.04 per pound decrease for the quarter and six month periods), which resulted from lower price participation because of a decrease in copper prices.

The decrease in depreciation, depletion and amortization in the second quarter and first six months of 2009, compared with the 2008 periods, reflects the impact of the long-lived asset impairment charges recognized in fourth-quarter 2008.

Our South America copper mines have varying cost structures because of differences in ore grades and ore characteristics, processing costs, by-products and other factors. Assuming average prices of $2.25 per pound of copper for the remainder of 2009 and achievement of current 2009 sales, we estimate that average unit net cash costs, after by-product credits, for our South America copper mines would approximate $1.11 per pound of copper in 2009, compared with $1.14 per pound in 2008.

Indonesia Mining
We own 90.64 percent of PT Freeport Indonesia, including 9.36 percent owned through our wholly owned subsidiary, PT Indocopper Investama. The Government of Indonesia owns the remaining 9.36 percent of PT Freeport Indonesia. PT Freeport Indonesia operates under an agreement, called a Contract of Work, with the Government of Indonesia that allows us to conduct exploration, mining and production activities in a 24,700-acre area called Block A located in Papua, Indonesia. Under the Contract of Work, PT Freeport Indonesia also conducts exploration activities in an approximate 500,000-acre area called Block B in Papua. All of PT Freeport Indonesia’s proven and probable mineral reserves and current mining operations, including the Grasberg minerals district, are located in Block A. In May 2008, FCX signed a Memorandum of Understanding with the Papua provincial government (the Province) whereby the parties agreed to work cooperatively to determine the feasibility of an acquisition by the Province of the PT Indocopper Investama shares at market value.

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

As originally reported in January 2006, we received and responded to requests from U.S. governmental authorities related to PT Freeport Indonesia’s support of Indonesian security institutions. In May 2009, we were notified by the SEC that the U.S. government's investigation has been completed and no action has been recommended.

In July 2009, PT Freeport Indonesia and its workers successfully negotiated a new two-year agreement effective October 1, 2009, that will replace the existing contract expiring in October 2009.

Indonesian President Susilo Bambang Yudhoyono won reelection to a second five-year term in generally peaceful elections held on July 8, 2009.

On July 17, 2009, two suicide bombers set off explosions inside of the JW Marriott and Ritz-Carlton hotels in Jakarta, Indonesia, that are reported to have killed nine people and injured 53 others. Two of our Indonesian-based executives were injured in the incident.

On July 8, 2009, a small group of individuals created a disturbance on the road leading to our mining and milling operations at our Grasberg mining complex and vandalized vehicles and small buildings. There were no injuries.

Between July 11, 2009, and July 22, 2009, there were sporadic shooting incidents along the road leading to our mining and milling operations at our Grasberg mining complex. Three people were killed (including one PT Freeport Indonesia employee, a security contractor and an Indonesian policeman) and several people were injured (including four PT Freeport Indonesia employees and contractors). Indonesian authorities have expressed commitments to provide security for PT Indonesia’s personnel and operations and to conduct an investigation to identify and arrest the perpetrators of these acts. Indonesian authorities have taken actions to secure the road and are investigating these incidents. Several suspects have been arrested for their alleged involvement in the shootings. These incidents have not affected our production to-date; however, they have limited the movement of personnel and supplies. Currently, personnel and supplies are being transported on the road in a controlled fashion in a manner that is allowing normal production. Prolonged limitations on access to the road could adversely affect operations at the mine. In response to these events, PT Freeport Indonesia is currently reviewing security plans with the Indonesian authorities.

For additional information related to international risks associated with our Indonesia operations, see Item 1A. “Risk Factors” of Part II. included in this Form 10-Q and in our Form 10-K for the year ended December 31, 2008.

Operating Data. Following is summary operating data for our Indonesia mining operations for the second quarters and first six months of 2009 and 2008.

			Six Months Ended
	Second-Quarter		June 30,
	2009	2008	2009	2008
Consolidated Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	403	222	807	422
Sales	432	229	801	436
Average realized price per pound	$2.24	$3.88	$2.06	$3.84

Gold (thousands of recoverable ounces)
Production	778	221	1,348	467
Sales	811	235	1,332	486
Average realized price per ounce	$932	$912	$919	$917

100% Operating Data
Ore milled (metric tons per day):
Grasberg open pitb	165,300	117,300	165,200	118,000
Deep Ore Zone (DOZ) underground minea	72,400	66,000	72,400	63,600
Total	237,700	183,300	237,600	181,600
Average ore grade:
Copper (percent)	1.10	0.75	1.11	0.72
Gold (grams per metric ton)	1.51	0.54	1.32	0.57
Recovery rates (percent):
Copper	90.6	89.8	90.6	89.7
Gold	83.6	78.9	82.9	79.0
Production (recoverable):
Copper (millions of pounds)	457	237	913	451
Gold (thousands of ounces)	849	221	1,468	467

a.	Amounts represent the approximate average daily throughput processed at PT Freeport Indonesia’s mill facilities from each producing mine.

At the Grasberg mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production resulting in varying quarterly and annual sales of copper and gold. PT Freeport Indonesia’s share of sales totaled 432 million pounds of copper and 811 thousand ounces of gold in second-quarter 2009 and 801 million pounds of copper and 1.3 million ounces of gold for the first six months of 2009, compared with sales of 229 million pounds of copper and 235 thousand ounces of gold in second-quarter 2008 and 436 million pounds of copper and 486 thousand ounces of gold for the first six months of 2008. Copper and gold sales volumes were significantly higher in the 2009 periods as a result of mining in a higher grade section of the Grasberg open pit, including accelerated mining of higher grade section that was previously scheduled for future periods.

For 2009, PT Freeport Indonesia’s sales are expected to approximate 1.3 billion pounds of copper and 2.3 million ounces of gold, compared with 1.1 billion pounds of copper and 1.2 million ounces of gold in 2008. The increase in our 2009 gold estimates reflects the acceleration of mining in a high-grade section that was previously expected to be mined in future periods. In addition, copper and gold volumes for the second half of 2009 are expected to be lower than the first half of 2009 because of mine sequencing.

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

Gross Profit per Pound of Copper/per Ounce of Gold

The following tables summarize the unit net cash (credits) costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the second quarter and first six months of 2009 and 2008. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Second-Quarter 2009			Second-Quarter 2008
	By-Product	Co-Product Method		By-Product	Co-Product Method
	Method	Copper	Gold	Method	Copper	Gold
Revenues, after adjustments shown below	$2.24	$2.24	$932.32	$3.88	$3.88	$911.84

Site production and delivery, before net noncash
and nonrecurring costs shown below	0.93	0.52	214.22	1.90	1.51	346.42
Gold and silver credits	(1.80)	–	–	(0.99)	–	–
Treatment charges	0.22	0.12	50.10	0.28	0.23	51.35
Royalty on metals	0.12	0.06	26.44	0.13	0.11	23.96
Unit net cash (credits) costs	(0.53)	0.70	290.76	1.32	1.85	421.73
Depreciation and amortization	0.18	0.10	41.45	0.22	0.17	37.89
Noncash and nonrecurring costs, net	0.03	0.02	6.66	0.02	0.02	3.76
Total unit costs	(0.32)	0.82	338.87	1.56	2.04	463.38
Revenue adjustments, primarily for pricing on
prior period open sales	0.03	0.03	(4.04)	(0.01)	(0.01)	(9.80)
PT Smelting intercompany profit	(0.07)	(0.04)	(16.23)	–	–	(0.47)
Gross profit	$2.52	$1.41	$573.18	$2.31	$1.83	$438.19

Consolidated sales
Copper (millions of recoverable pounds)	432	432		229	229
Gold (thousands of recoverable ounces)			811			235

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	By-Product	Co-Product Method		By-Product	Co-Product Method
	Method	Copper	Gold	Method	Copper	Gold
Revenues, after adjustments shown below	$2.06	$2.06	$919.28	$3.84	$3.84	$917.31

Site production and delivery, before net noncash
and nonrecurring costs shown below	0.92	0.52	233.90	1.88	1.46	351.21
Gold and silver credits	(1.58)	–	–	(1.11)	–	–
Treatment charges	0.21	0.12	53.44	0.31	0.24	56.77
Royalty on metals	0.09	0.05	23.48	0.13	0.10	23.60
Unit net cash (credits) costs	(0.36)	0.69	310.82	1.21	1.80	431.58
Depreciation and amortization	0.18	0.10	45.11	0.21	0.17	39.66
Noncash and nonrecurring costs, net	0.03	0.02	7.99	0.04	0.03	8.06
Total unit costs	(0.15)	0.81	363.92	1.46	2.00	479.30
Revenue adjustments, primarily for pricing on
prior period open sales	0.07	0.07	4.12	0.23	0.23	14.13
PT Smelting intercompany profit	(0.05)	(0.03)	(11.81)	(0.01)	(0.01)	(2.27)
Gross profit	$2.23	$1.29	$547.67	$2.60	$2.06	$449.87

Consolidated sales
Copper (millions of recoverable pounds)	801	801		436	436
Gold (thousands of recoverable ounces)			1,332			486

Because of the fixed nature of a large portion of PT Freeport Indonesia’s costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period. Unit net cash costs, after gold and silver credits, decreased to a net credit of $0.53 per pound of copper in second-quarter 2009, compared with a net cost of $1.32 per pound in second-quarter 2008. This decrease primarily reflected lower site production and delivery costs ($0.97 per pound) associated with higher copper sales volumes and lower energy costs, and higher gold credits ($0.81 per pound) resulting from higher gold sales volumes in second-quarter 2009.

Unit net cash costs, after gold and silver credits, for the first six months of 2009 decreased to a net credit of $0.36 per pound of copper, compared with a net cost of $1.21 per pound in the first six months of 2008, primarily reflecting lower site production and delivery costs ($0.96 per pound) associated with higher copper sales volumes and lower energy costs, and higher gold credits ($0.47 per pound) resulting from higher gold sales volumes in the first six months of 2009.

The decrease in unit net cash costs for the 2009 periods also reflected lower treatment charges ($0.06 per pound decrease for the quarter and $0.10 per pound decrease for the six month period), which vary with the volume of metals sold and the price of copper, and lower royalties on metals ($0.01 per pound decrease for the quarter and $0.04 per pound decrease for the six month period), which vary with the volume of metals sold and the prices of copper and gold.

Because certain assets are depreciated on a straight-line basis, PT Freeport Indonesia’s unit depreciation rate varies with the level of copper production and sales.

Assuming average copper prices of $2.25 per pound and average gold prices of $900 per ounce for the remainder of 2009 and achievement of current 2009 sales estimates, we estimate that average unit net cash costs for PT Freeport Indonesia, including gold and silver credits, would approximate a net credit of $0.15 per pound of copper in 2009, compared with a net cost of $0.96 per pound in 2008. Unit net cash cost for the second half of 2009 are expected to be higher than unit net cash cost for the first half of 2009 because of lower projected sales volumes. Each $50 per ounce change in gold prices during the remainder of 2009 would have an approximate $0.035 per pound impact on PT Freeport Indonesia’s 2009 unit net cash costs.

Africa Mining
We hold an effective 57.75 percent interest in the Tenke Fungurume (Tenke) copper and cobalt mining concessions in the Katanga province of the DRC and are the operator of the project. Construction activities for the initial development project are substantially complete and copper production commenced in March 2009. Commissioning activities for the cobalt circuit began during second-quarter 2009. Start up issues are being addressed in the copper and cobalt circuits, and we expect production to ramp up to full annual capacity in the second half of 2009. Production in the initial years is expected to approximate 250 million pounds of copper and 18 million pounds of cobalt. Refer to “Development Projects” for further discussion.

The Tenke mine includes open-pit mining, leaching and SX/EW operations. Copper production from the Tenke mine is sold as copper cathode. In addition to copper, the Tenke mine will produce cobalt hydroxide.

We are continuing to work cooperatively with the DRC government to resolve the ongoing contract review. We believe that the contract is fair and equitable, complies with Congolese law and is enforceable without modifications. This review process has not affected the development schedule or current operations.

In July 2009, Tenke entered into a settlement agreement with DRC tax authorities in connection with an administrative audit regarding the payment of fees for work permits and visas for its foreign workers and subcontractors, including short-term workers. Pursuant to the agreement, which covers the period from January 2007 to the date of the settlement, Tenke will pay approximately $16 million in fees and penalties. The procedures associated with obtaining labor and immigration authorizations for short-term workers on a timely basis are not clearly established in the DRC, and Tenke continues to work proactively and cooperatively with the tax authorities to establish approved procedures for doing so consistent with its mining convention and local law.

Shortly after reaching the settlement, Tenke was advised that the Minister of Justice in the DRC authorized an inquiry regarding the alleged misappropriation of public funds in connection with the securing of labor and immigration authorizations and the payment of associated fees for the Tenke project. Press reports indicate that several government officials have been arrested and four Tenke employees have been requested to appear at a hearing to determine their potential involvement. Tenke is cooperating with the government inquiries and conducting its own internal investigation.

Under Congolese law and Tenke’s mining convention, Tenke pays mining royalties to the DRC’s central government public treasury. The law provides that the provincial and local governments are entitled to receive a portion of the mining royalties from the central government. In July 2009, the provincial government requested that its portion of Tenke’s royalties be paid directly to the provincial government and temporarily delayed the processing of Tenke’s export customs requests. We understand that the provincial and central governments are engaged in discussions regarding the provincial government's request to receive its share of royalty payments. Tenke’s shipments of copper have resumed, although future shipments and sales could be impacted pending resolution of this matter.

For additional information related to international risks associated with our Africa operations, see Item 1A. “Risk Factors” of Part II. included in this Form 10-Q and in our Form 10-K for the year ended December 31, 2008.

Operating Data. In second-quarter 2009, Tenke produced 36 million pounds of copper and sold 26 million pounds of copper. For 2009, Tenke’s copper sales are expected to approximate 100 million pounds.

The high grades of copper and cobalt produced at the Tenke mine are expected to result in an attractive cost structure once the operation reaches full capacity. Upon reaching design capacity in the copper and cobalt circuits and assuming an average price of $10 per pound of cobalt, we estimate that unit net cash costs for Tenke would initially approximate less than $0.50 per pound of copper, and each $2 per pound change in the average price of cobalt would change unit net cash costs by approximately $0.12 per pound. We will incorporate Tenke in our consolidated unit net cash cost disclosure upon completion of ramp-up activities.

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

Operating Data. Following is summary operating data for the Molybdenum operations for the second quarters and first six months of 2009 and 2008.

			Six Months Ended
	Second-Quarter		June 30,
	2009	2008	2009	2008
Molybdenum (millions of recoverable pounds)
Production	6	11	13	20
Sales, excluding purchasesa	16	20	26	40
Average realized price per pound	$10.11	$31.59	$10.65	$31.63

Henderson molybdenum mine
Ore milled (metric tons per day)	11,700	26,800	13,400	25,900
Average molybdenum ore grade (percent)	0.27	0.23	0.25	0.22
Molybdenum production (millions of recoverable pounds)	6	11	13	20

a.	Includes sales of molybdenum produced as a by-product at our North and South America copper mines.

Molybdenum markets have been significantly affected by the downturn in economic conditions. As a result, during fourth-quarter 2008 the Henderson molybdenum mine began operating at a curtailed rate, and in response to further weakness in market conditions, we took additional steps in early 2009 to further adjust molybdenum production and revised Henderson’s operating plans to reflect an approximate 40 percent reduction in annual production. We also made adjustments to molybdenum production plans at certain by-product mines, including the suspension of molybdenum processing at our Cerro Verde mine. We will continue to review operating plans and adjust operating rates to reflect market conditions.

Molybdenum sales volumes decreased to 16 million pounds in second-quarter 2009 and 26 million pounds for the first six months of 2009, compared with 20 million pounds in second-quarter 2008 and 40 million pounds for the first six months of 2008 primarily reflecting curtailed production in response to lower demand.

For 2009, molybdenum sales volumes are expected to approximate 56 million pounds, compared with 71 million pounds in 2008. The increase in our molybdenum sales volume estimates for 2009 reflect improved sales to Europe and Asia. For 2009, approximately 90 percent of our molybdenum sales are expected to be priced at prevailing market prices.

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

Gross Profit per Pound of Molybdenum

The following tables summarize the unit net cash costs and gross profit per pound at our Henderson molybdenum mine for the second quarters and first six months of 2009 and 2008. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

			Six Months Ended
	Second-Quarter		June 30,
	2009	2008	2009	2008
Revenues	$9.86	$30.05	$10.23	$29.76

Site production and delivery, before net noncash
and nonrecurring costs shown below	6.00	4.98	5.79	5.06
Unit net cash costs	6.00	4.98	5.79	5.06
Depreciation, depletion and amortization	1.00	4.24	0.96	4.25
Noncash and nonrecurring costs, net	0.06	–	0.04	0.02
Total unit costs	7.06	9.22	6.79	9.33
Gross profita	$2.80	$20.83	$3.44	20.43

Molybdenum sales (millions of recoverable pounds)b	6	11	13	20

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

Henderson’s unit net cash costs were $6.00 per pound of molybdenum in second-quarter 2009 and $5.79 per pound for the first six months of 2009, compared with $4.98 per pound in second-quarter 2008 and $5.06 per pound for the first six months of 2008. The increase in Henderson’s unit net cash costs in the 2009 periods primarily reflects lower molybdenum production.

The decrease in Henderson’s depreciation, depletion and amortization in the 2009 periods reflects the impact of the long-lived asset impairment charges recognized in fourth-quarter 2008.

Assuming achievement of current 2009 sales estimates, we estimate that the 2009 average unit net cash costs for Henderson would approximate $6.00 per pound of molybdenum, compared with $5.36 per pound in 2008.

Atlantic Copper Smelting & Refining
Atlantic Copper is our wholly owned subsidiary located in Spain. Atlantic Copper’s operations involve the smelting and refining of copper concentrates and the marketing of refined copper and precious metals in slimes. Our investment in smelters serves an important role in our concentrate marketing strategy. PT Freeport Indonesia generally sells, under long-term contracts, approximately one-half of its concentrate production to its affiliated smelters, Atlantic Copper and PT Smelting (PT Freeport Indonesia’s 25-percent owned copper smelter and refinery in Indonesia), and the remainder to other customers. Additionally, certain of our South America mining operations sell a portion of their copper concentrate and cathode inventories to Atlantic Copper. Through downstream integration, we are assured placement of a significant portion of our concentrate production. During the first half of 2009, Atlantic Copper purchased approximately 37 percent of its concentrate requirements from PT Freeport Indonesia and approximately 36 percent from our South America mines.

Smelting and refining charges consist of a base rate and, in certain contracts, price participation based on copper prices. Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and our South America mining operations and income to Atlantic Copper and PT Smelting. Thus, higher treatment and refining charges benefit our smelter operations at Atlantic Copper and adversely affect our mining operations in Indonesia and South America. Our North America copper mines are not significantly affected by changes in treatment and refining charges because these operations are fully integrated with our Miami smelter located in Arizona.

Atlantic Copper had an operating loss of $18 million in second-quarter 2009 and $29 million for the first six months of 2009, compared to operating income of $11 million in second-quarter 2009 and $8 million for the first six months of 2008. The decrease in Atlantic Copper’s operating results for the 2009 periods, compared to the 2008 periods, primarily reflects lower sulphuric acid credits related to lower prices.

We defer recognizing profits on PT Freeport Indonesia’s and our South America copper mines’ sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until final sales to third parties occur. Changes in these net deferrals resulted in net reductions to net income attributable to common stock totaling $32 million ($0.07 per share) in second-quarter 2009 and $95 million ($0.22 per share) for the first six months of 2009, compared with net reductions of $6 million ($0.01 per share) in second-quarter 2008 and additions of less than $1 million for the first six months of 2008. At June 30, 2009, our net deferred profits on PT Freeport Indonesia’s and the South America copper mines’ inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and noncontrolling interests totaled $123 million.

Atlantic Copper has a labor contract covering certain employees, which expired in December 2007. During March 2009, we successfully negotiated a new four-year labor contract, retroactive to January 1, 2008.

DEVELOPMENT PROJECTS

We have several projects and potential opportunities to expand our production volumes, extend our mine lives and develop large-scale underground ore bodies. However, because of the downturn in global economic conditions, we have deferred most of our project development activities. Current major development projects include underground development in the Grasberg minerals district and the Tenke Fungurume project in the DRC, although we have also reduced capital spending on these projects. Capital spending plans continue to be reviewed and may be revised based on market conditions.

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

•
Common Infrastructure and Grasberg Block Cave. In 2004, PT Freeport Indonesia commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system has reached the Big Gossan terminal and we are proceeding with development of the lower Big Gossan infrastructure. We have also advanced development of the Grasberg spur and have completed the tunneling required to reach the Grasberg underground ore body. During the first six months of 2009, we continued development of the Grasberg Block Cave terminal infrastructure and mine access.

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

Based on the 2008 feasibility study, aggregate mine development capital for the Grasberg Block Cave and associated Common Infrastructure is expected to approximate $3.1 billion to be incurred between 2008 and 2021, with PT Freeport Indonesia’s share totaling approximately $2.8 billion. Aggregate project costs totaling $240 million have been incurred through June 30, 2009.

•
Big Gossan. The Big Gossan underground mine is a high-grade deposit located near PT Freeport Indonesia’s existing milling complex. The Big Gossan mine is being developed as an open-stope mine with backfill consisting of mill tailings and cement, an established mining methodology expected to be higher cost than the block-cave method used at the DOZ mine. Production is designed to ramp up to 7,000 metric tons per day by late 2012 (equal to average annual aggregate incremental production of 125 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts). The aggregate capital investment for this project is currently estimated at approximately $480 million, of which $354 million has been incurred through June 30, 2009.

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

Tenke Fungurume. Construction activities for the initial development project are substantially complete and copper production commenced in March 2009. Commissioning activities for the cobalt circuit began during second-quarter 2009. Production is expected to ramp up to full annual capacity in the second half of 2009, with annual production in the initial years expected to approximate 250 million pounds of copper and 18 million pounds of cobalt. The initial project is based on mining and processing ore reserves approximating 119 million metric tons with average ore grades of 2.6 percent copper and 0.35 percent cobalt. We continue to engage in drilling activities, exploration analyses and metallurgical testing to evaluate the potential of this highly prospective district. As a result, we expect its ore reserves to increase significantly over time, enabling future expansions of the initial production facilities. The timing of these expansions will depend on a number of factors, including general economic and market conditions.

The project has been designed and constructed in a world-class fashion, using modern technology and following international standards for environmental management, occupational safety and social responsibility. The facilities include impermeable lined tailing storage and waste-water treatment ponds, and we are making significant investments in infrastructure in the region, including a national road and improvements in power generation and transmission systems. Our social programs continue to expand, including local micro-enterprise businesses, agricultural capacity building initiatives, malaria abatement, potable drinking water wells, new medical facilities and several new schools. The project will continue to provide important benefits to the Congolese through employment and the provision of local services and to the DRC government through substantial tax, royalty and dividend payments.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our production levels, production costs, cash payments for income taxes and interest, other working capital changes and other factors. As a result of weak economic conditions, operating plans were revised at the end of 2008 and in early 2009 to curtail production at higher cost operations, defer or eliminate capital projects and target reductions in costs, including reduced exploration, research and administrative costs. We also suspended our annual common stock dividend. While we view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy, we have responded to the uncertain near-term outlook and will continue to adjust our operating strategy as market conditions change.

Based on current mine plans and subject to future copper, gold and molybdenum prices, we expect estimated operating cash flows for the remainder of 2009 to be greater than our budgeted capital expenditures, expected debt payments, preferred dividends, noncontrolling interest distributions and other cash requirements.

Cash and Cash Equivalents
At June 30, 2009, we had consolidated cash and cash equivalents of $1.3 billion. The following table reflects the U.S. and international components of consolidated cash and cash equivalents at June 30, 2009, and December 31, 2008 (in millions):

	June 30,	December 31,
	2009	2008
Cash at domestic companiesa	$477	$95
Cash at international operations	842	777
Total consolidated cash and cash equivalents	1,319	872
Less: Noncontrolling interests’ share	(186)	(267)
Cash, net of noncontrolling interests’ share	1,133	605
Less: Taxes and other costs if distributed	(118)	(151)
Net cash available to FCX parent	$1,015	$454

a.	Includes cash at our parent company and North America operations.

Operating Activities
We generated operating cash flows totaling $896 million for the first six months of 2009, net of $973 million used for working capital requirements, which primarily related to settlement of final pricing with customers on 2008 provisionally priced copper sales (approximately $600 million). Operating cash flows generated for the first six months of 2008 totaled $1.6 billion, net of $2.1 billion used for working capital requirements, including settlement of the 2007 copper price protection program contract ($598 million). Lower operating cash flows for the first six months of 2009 primarily reflected the impact of lower copper prices, partly offset by higher gold sales volumes.

Consolidated revenues, operating cash flows and net income vary significantly with fluctuations in the market prices of copper, gold and molybdenum, sales volumes and other factors. Refer to “Overview and Outlook” for further discussion of projected 2009 operating cash flows.

Investing Activities
Capital expenditures, including capitalized interest, decreased to $894 million for the first six months of 2009, compared with $1.2 billion for the first six months of 2008, reflecting the effects of the decision to defer capital spending for most of our project development activities and reduced spending for sustaining capital, partially offset by an increase in capital spending for the Tenke Fungurume development project for which construction activities are substantially complete. Refer to “Development Projects” for further discussion.

Capital spending is expected to decline in the second half of 2009, reflecting the substantial completion of the Tenke Fungurume project. Refer to “Overview and Outlook” for further discussion of projected capital expenditures for 2009.

Financing Activities
Total debt approximated $7.2 billion at June 30, 2009, and $7.4 billion at December 31, 2008. In July 2009, we announced the early redemption of our $340 million in 6⅞% Senior Notes due 2014 (the Notes). The Notes will be redeemed on August 20, 2009, at a redemption price of 103.438 percent of the principal amount, equivalent to $352 million (plus accrued and unpaid interest). Annual interest cost savings will approximate $23 million. We expect to record an approximate $14 million charge to net income in third-quarter 2009 in connection with the redemption. Excluding the Notes being called for redemption, we have no significant debt maturities in the near term; however, we may consider additional opportunities to prepay debt in advance of scheduled maturities.

We have revolving credit facilities available through March 2012, which are composed of a (i) $1.0 billion revolving credit facility available to FCX and (ii) $0.5 billion revolving credit facility available to both FCX and PT Freeport Indonesia. At June 30, 2009, we had no borrowings and $73 million of letters of credit issued under the facilities, resulting in availability of approximately $1.4 billion. The revolving credit facilities contain restrictions on the amount available for dividend payments, purchases of our common stock and certain debt prepayments. However, these restrictions do not apply as long as availability under the revolvers plus domestic cash exceeds $750 million. As of June 30, 2009, we had availability under the revolvers plus available domestic cash totaling approximately $1.9 billion.

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

In February 2009, we completed a public offering of 26.8 million shares of our common stock at an average price of $28.00 per share, which generated gross proceeds of $750 million (net proceeds of $740 million after fees and expenses). Net proceeds were used for general corporate purposes, including the repayment of amounts outstanding under our revolving credit facilities, working capital and capital expenditures. As of June 30, 2009, we had 412 million common shares outstanding. Assuming conversion of our 5½% Convertible Perpetual Preferred Stock and 6¾% Mandatory Convertible Preferred Stock prior to May 1, 2010, we would have approximately 469 million common shares outstanding; assuming the 6¾% Mandatory Convertible Preferred Stock automatically converts on May 1, 2010, we would have between 469 million and 477 million common shares outstanding (depending on the applicable market price of our common stock).

In February 2008, we purchased, in an open market transaction, $33 million of our 9½% Senior Notes for $46 million.

Because of financial market turmoil and declines in copper and molybdenum prices, in September 2008 we suspended purchases of our common stock under the open-market share purchase program. There are 23.7 million shares remaining under this program. The timing of future purchases of our common stock is dependent on many factors, including our operating results; cash flows and financial position; copper, gold and molybdenum prices; the price of our common shares; and general economic and market conditions.

The declaration and payment of dividends is at the discretion of our Board of Directors (the Board). The amount of our cash dividend on our common stock is dependent upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. Because of the deterioration in copper and molybdenum prices and in general economic conditions, in December 2008, the Board suspended the cash dividend on our common stock; accordingly, there were no common dividends paid during the first six months of 2009, compared with $337 million paid during the first six months of 2008. The Board will continue to review our financial policy on an ongoing basis.

Preferred stock dividends paid totaled $120 million during the first six months of 2009 and $127 million during the first six months of 2008 representing dividends on our 5½% Convertible Perpetual Preferred Stock and 6¾% Mandatory Convertible Preferred Stock. On June 25, 2009, FCX declared a regular quarterly dividend of $1.6875 per share on our 6¾% Mandatory Convertible Preferred Stock and a regular quarterly dividend of $13.75 per share on our 5½% Convertible Perpetual Preferred Stock, which were paid on August 1, 2009, to shareholders of record at the close of business on July 15, 2009.

Cash dividends paid to noncontrolling interests totaled $63 million during the first six months of 2009 reflecting dividends paid to the noncontrolling interest owners of PT Freeport Indonesia, compared with $280 million paid during the first six months of 2008 primarily reflecting dividends paid to the noncontrolling interest owners of our South America copper mines.

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

North America Copper Mines Product Revenues and Production Costs

Three Months Ended June 30, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenuma	Otherb	Total
Revenues, excluding adjustments shown below	$615	$615	$60	$10	$685

Site production and delivery, before net noncash
and nonrecurring costs shown below	350	318	38	6	362
By-product creditsa	(58)	–	–	–	–
Treatment charges	25	24	–	1	25
Net cash costs	317	342	38	7	387
Depreciation, depletion and amortization	60	57	3	–	60
Noncash and nonrecurring costs, net	41	41	–	–	41
Total costs	418	440	41	7	488
Revenue adjustments, primarily for hedging	19	19	–	–	19
Idle facility and other non-inventoriable costs	(24)	(24)	–	–	(24)
Gross profit	$192	$170	$19	$3	$192

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$685	$362	$60
Net noncash and nonrecurring costs per above	N/A	41	N/A
Treatment charges per above	N/A	25	N/A
Revenue adjustments, primarily for hedging per above	19	N/A	N/A
Eliminations and other	(1)	33	4
North America copper mines	703	461	64
South America copper mines	884	366	69
Indonesia mining	1,610	415	78
Africa mining	57	92	14
Molybdenum	186	162	13
Rod & Refining	747	743	2
Atlantic Copper Smelting & Refining	415	419	9
Corporate, other & eliminations	(918)	(849)	7
As reported in FCX’s consolidated financial statements	$3,684	$1,809	$256

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Three Months Ended June 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper		Molybdenuma	Otherb	Total
Revenues, excluding adjustments shown below	$1,323	$1,323		$234	$20	$1,577

Site production and delivery, before net noncash
and nonrecurring costs shown below	636	555		84	8	647
By-product creditsa	(243)	–		–	–	–
Treatment charges	37	35		–	2	37
Net cash costs	430	590		84	10	684
Depreciation, depletion and amortization	183	164		18	1	183
Noncash and nonrecurring costs, net	20	19		1	–	20
Total costs	633	773		103	11	887
Revenue adjustments, primarily for hedging	(4)	(4)		–	–	(4)
Idle facility and other non-inventoriable costs	(14)	(14)		–	–	(14)
Gross profit	$672	$532		$131	$9	$672

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$1,577	$647		$183
Net noncash and nonrecurring costs per above	N/A	20		N/A
Treatment charges per above	N/A	37		N/A
Revenue adjustments, primarily for hedging per above	(4)	N/A		N/A
Eliminations and other	(2)	19		4
North America copper mines	1,571	723	c	187
South America copper mines	1,428	462		127
Indonesia mining	1,016	439		48
Africa mining	–	9		1
Molybdenum	715	421		69
Rod & Refining	1,683	1,677		1
Atlantic Copper Smelting & Refining	724	698		9
Corporate, other & eliminations	(1,696)	(1,709)		20
As reported in FCX’s consolidated financial statements	$5,441	$2,720	c	$462

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

c.	Includes LCM inventory adjustments of $4 million.

North America Copper Mines Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper		Molybdenuma	Otherb	Total
Revenues, excluding adjustments shown below	$1,095	$1,095		$119	$16	$1,230

Site production and delivery, before net noncash
and nonrecurring costs shown below	746	696		64	8	768
By-product creditsa	(113)	–		–	–	–
Treatment charges	50	49		–	1	50
Net cash costs	683	745		64	9	818
Depreciation, depletion and amortization	131	126		4	1	131
Noncash and nonrecurring costs, net	87	86		1	–	87
Total costs	901	957		69	10	1,036
Revenue adjustments, primarily for hedging	88	88		–	–	88
Idle facility and other non-inventoriable costs	(62)	(62)		–	–	(62)
Gross profit	$220	$164		$50	$6	$220

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$1,230	$768		$131
Net noncash and nonrecurring costs per above	N/A	87		N/A
Treatment charges per above	N/A	50		N/A
Revenue adjustments, primarily for hedging per above	88	N/A		N/A
Eliminations and other	3	109		8
North America copper mines	1,321	1,014		139
South America copper mines	1,586	733		134
Indonesia mining	2,732	765		143
Africa mining	57	108		17
Molybdenum	332	300	c	22
Rod & Refining	1,366	1,357		4
Atlantic Copper Smelting & Refining	707	712		17
Corporate, other & eliminations	(1,815)	(1,599)		12
As reported in FCX’s consolidated financial statements	$6,286	$3,390	c	$488

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

c.	Includes LCM molybdenum inventory adjustments totaling $19 million.

North America Copper Mines Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper		Molybdenuma	Otherb	Total
Revenues, excluding adjustments shown below	$2,502	$2,502		$490	$36	$3,028

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,189	1,036		160	15	1,211
By-product creditsa	(504)	–		–	–	–
Treatment charges	68	66		–	2	68
Net cash costs	753	1,102		160	17	1,279
Depreciation, depletion and amortization	363	323		37	3	363
Noncash and nonrecurring costs, net	50	48		2	–	50
Total costs	1,166	1,473		199	20	1,692
Revenue adjustments, primarily for hedging	38	38		–	–	38
Idle facility and other non-inventoriable costs	(27)	(27)		–	–	(27)
Gross profit	$1,347	$1,040		$291	$16	$1,347

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$3,028	$1,211		$363
Net noncash and nonrecurring costs per above	N/A	50		N/A
Treatment charges per above	N/A	68		N/A
Revenue adjustments, primarily for hedging per above	38	N/A		N/A
Eliminations and other	1	40		8
North America copper mines	3,067	1,369	c	371
South America copper mines	3,035	894		257
Indonesia mining	2,068	838		93
Africa mining	–	12		2
Molybdenum	1,434	881		108
Rod & Refining	3,371	3,353		3
Atlantic Copper Smelting & Refining	1,389	1,349		18
Corporate, other & eliminations	(3,251)	(3,254)		28
As reported in FCX’s consolidated financial statements	$11,113	$5,442	c	$880

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

c.	Includes LCM inventory adjustments of $5 million.

South America Copper Mines Product Revenues and Production Costs

Three Months Ended June 30, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper	Other a	Total
Revenues, excluding adjustments shown below	$803	$803	$40	$843

Site production and delivery, before net noncash
nonrecurring costs shown below	364	346	19	365
By-product credits	(39)	–	–	–
Treatment charges	54	54	–	54
Net cash costs	379	400	19	419
Depreciation, depletion and amortization	69	67	2	69
Noncash and nonrecurring costs, net	(2)	(1)	(1)	(2)
Total costs	446	466	20	486
Revenue adjustments, primarily for pricing on prior
period open sales	95	95	–	95
Other non-inventoriable costs	(8)	(5)	(3)	(8)
Gross profit	$444	$427	$17	$444

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$843	$365	$69
Net noncash and nonrecurring costs per above	N/A	(2)	N/A
Less: Treatment charges per above	(54)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	95	N/A	N/A
Eliminations and other	–	3	–
South America copper mines	884	366	69
North America copper mines	703	461	64
Indonesia mining	1,610	415	78
Africa mining	57	92	14
Molybdenum	186	162	13
Rod & Refining	747	743	2
Atlantic Copper Smelting & Refining	415	419	9
Corporate, other & eliminations	(918)	(849)	7
As reported in FCX’s consolidated financial statements	$3,684	$1,809	$256

a.	Includes gold and silver product revenues and production costs.

South America Copper Mines Product Revenues and Production Costs (continued)

Three Months Ended June 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper		Other a	Total
Revenues, excluding adjustments shown below	$1,417	$1,417		$46	$1,463

Site production and delivery, before net noncash
nonrecurring costs shown below	423	409		17	426
By-product credits	(43)	–		–	–
Treatment charges	68	68		–	68
Net cash costs	448	477		17	494
Depreciation, depletion and amortization	127	122		5	127
Noncash and nonrecurring costs, net	31	31		–	31
Total costs	606	630		22	652
Revenue adjustments, primarily for pricing on prior
period open sales	16	16		–	16
Other non-inventoriable costs	(10)	(10)		–	(10)
Gross profit	$817	$793		$24	$817

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$1,463	$426		$127
Net noncash and nonrecurring costs per above	N/A	31		N/A
Less: Treatment charges per above	(68)	N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	16	N/A		N/A
Eliminations and other	17	5		–
South America copper mines	1,428	462		127
North America copper mines	1,571	723	b	187
Indonesia mining	1,016	439		48
Africa mining	–	9		1
Molybdenum	715	421		69
Rod & Refining	1,683	1,677		1
Atlantic Copper Smelting & Refining	724	698		9
Corporate, other & eliminations	(1,696)	(1,709)		20
As reported in FCX’s consolidated financial statements	$5,441	$2,720	b	$462

a.	Includes molybdenum, gold and silver product revenues and production costs.

b.	Includes LCM inventory adjustments totaling $4 million.

South America Copper Mines Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper		Other a	Total
Revenues, excluding adjustments shown below	$1,497	$1,497		$84	$1,581

Site production and delivery, before net noncash
nonrecurring costs shown below	716	669		53	722
By-product credits	(78)	–		–	–
Treatment charges	102	102		–	102
Net cash costs	740	771		53	824
Depreciation, depletion and amortization	134	129		5	134
Noncash and nonrecurring costs, net	3	4		(1)	3
Total costs	877	904		57	961
Revenue adjustments, primarily for pricing on prior
period open sales	106	106		–	106
Other non-inventoriable costs	(17)	(13)		(4)	(17)
Gross profit	$709	$686		$23	$709

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$1,581	$722		$134
Net noncash and nonrecurring costs per above	N/A	3		N/A
Less: Treatment charges per above	(102)	N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	106	N/A		N/A
Eliminations and other	1	8		–
South America copper mines	1,586	733		134
North America copper mines	1,321	1,014		139
Indonesia mining	2,732	765		143
Africa mining	57	108		17
Molybdenum	332	300	b	22
Rod & Refining	1,366	1,357		4
Atlantic Copper Smelting & Refining	707	712		17
Corporate, other & eliminations	(1,815)	(1,599)		12
As reported in FCX’s consolidated financial statements	$6,286	$3,390	b	$488

a.	Includes molybdenum, gold and silver product revenues and production costs.

b.	Includes LCM molybdenum inventory adjustments totaling $19 million.

South America Copper Mines Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper		Other a	Total
Revenues, excluding adjustments shown below	$2,806	$2,806		$105	$2,911

Site production and delivery, before net noncash
nonrecurring costs shown below	818	790		37	827
By-product credits	(96)	–		–	–
Treatment charges	144	144		–	144
Net cash costs	866	934		37	971
Depreciation, depletion and amortization	257	248		9	257
Noncash and nonrecurring costs, net	56	56		–	56
Total costs	1,179	1,238		46	1,284
Revenue adjustments, primarily for pricing on prior
period open sales	237	237		–	237
Other non-inventoriable costs	(19)	(18)		(1)	(19)
Gross profit	$1,845	$1,787		$58	$1,845

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$2,911	$827		$257
Net noncash and nonrecurring costs per above	N/A	56		N/A
Less: Treatment charges per above	(144)	N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	237	N/A		N/A
Eliminations and other	31	11		–
South America copper mines	3,035	894		257
North America copper mines	3,067	1,369	b	371
Indonesia mining	2,068	838		93
Africa mining	–	12		2
Molybdenum	1,434	881		108
Rod & Refining	3,371	3,353		3
Atlantic Copper Smelting & Refining	1,389	1,349		18
Corporate, other & eliminations	(3,251)	(3,254)		28
As reported in FCX’s consolidated financial statements	$11,113	$5,442	b	$880

a.	Includes molybdenum, gold and silver product revenues and production costs.

b.	Includes LCM inventory adjustments totaling $5 million.

Indonesia Mining Product Revenues and Production Costs

Three Months Ended June 30, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper	Gold	Silver	Total
Revenues, after adjustments shown below	$966	$966	$753	$23	$1,742

Site production and delivery, before net noncash
and nonrecurring costs shown below	401	223	172	6	401
Gold and silver credits	(776)	–	–	–	–
Treatment charges	94	53	40	1	94
Royalty on metals	49	28	21	–	49
Net cash (credits) costs	(232)	304	233	7	544
Depreciation and amortization	78	44	33	1	78
Noncash and nonrecurring costs, net	14	7	7	–	14
Total costs	(140)	355	273	8	636
Revenue adjustments, primarily for pricing on prior
period open sales	11	11	–	–	11
PT Smelting intercompany loss	(30)	(17)	(12)	(1)	(30)
Gross profit	$1,087	$605	$468	$14	$1,087

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,742	$401	$78
Net noncash and nonrecurring costs per above	N/A	14	N/A
Less: Treatment charges per above	(94)	N/A	N/A
Less: Royalty per above	(49)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	11	N/A	N/A
Indonesia mining	1,610	415	78
North America copper mines	703	461	64
South America copper mines	884	366	69
Africa mining	57	92	14
Molybdenum	186	162	13
Rod & Refining	747	743	2
Atlantic Copper Smelting & Refining	415	419	9
Corporate, other & eliminations	(918)	(849)	7
As reported in FCX’s consolidated financial statements	$3,684	$1,809	$256

Indonesia Mining Product Revenues and Production Costs (continued)

Three Months Ended June 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper		Gold	Silver	Total
Revenues, after adjustments shown below	$896	$896		$212	$15	$1,123

Site production and delivery, before net noncash
and nonrecurring costs shown below	434	345		83	6	434
Gold and silver credits	(227)	–		–	–	–
Treatment charges	64	51		13	–	64
Royalty on metals	30	24		5	1	30
Net cash costs	301	420		101	7	528
Depreciation and amortization	48	38		9	1	48
Noncash and nonrecurring costs, net	5	4		1	–	5
Total costs	354	462		111	8	581
Revenue adjustments, primarily for pricing on prior
period open sales	(13)	(13)		–	–	(13)
PT Smelting intercompany loss	–	(1)		1	–	–
Gross profit	$529	$420		$102	$7	$529

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$1,123	$434		$48
Net noncash and nonrecurring costs per above	N/A	5		N/A
Less: Treatment charges per above	(64)	N/A		N/A
Less: Royalty per above	(30)	N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	(13)	N/A		N/A
Indonesia mining	1,016	439		48
North America copper mines	1,571	723	a	187
South America copper mines	1,428	462		127
Africa mining	–	9		1
Molybdenum	715	421		69
Rod & Refining	1,683	1,677		1
Atlantic Copper Smelting & Refining	724	698		9
Corporate, other & eliminations	(1,696)	(1,709)		20
As reported in FCX’s consolidated financial statements	$5,441	$2,720	a	$462

a.	Includes LCM inventory adjustments totaling $4 million.

Indonesia Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper		Gold	Silver	Total
Revenues, after adjustments shown below	$1,650	$1,650		$1,230	$40	$2,920

Site production and delivery, before net noncash
and nonrecurring costs shown below	740	418		312	10	740
Gold and silver credits	(1,270)	–		–	–	–
Treatment charges	169	96		71	2	169
Royalty on metals	74	42		31	1	74
Net cash (credits) costs	(287)	556		414	13	983
Depreciation and amortization	143	81		60	2	143
Noncash and nonrecurring costs, net	25	14		11	–	25
Total costs	(119)	651		485	15	1,151
Revenue adjustments, primarily for pricing on prior
period open sales	55	55		–	–	55
PT Smelting intercompany loss	(37)	(21)		(15)	(1)	(37)
Gross profit	$1,787	$1,033		$730	$24	$1,787

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$2,920	$740		$143
Net noncash and nonrecurring costs per above	N/A	25		N/A
Less: Treatment charges per above	(169)	N/A		N/A
Less: Royalty per above	(74)	N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	55	N/A		N/A
Indonesia mining	2,732	765		143
North America copper mines	1,321	1,014		139
South America copper mines	1,586	733		134
Africa mining	57	108		17
Molybdenum	332	300	a	22
Rod & Refining	1,366	1,357		4
Atlantic Copper Smelting & Refining	707	712		17
Corporate, other & eliminations	(1,815)	(1,599)		12
As reported in FCX’s consolidated financial statements	$6,286	$3,390	a	$488

a.	Includes LCM molybdenum inventory adjustments totaling $19 million.

Indonesia Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper		Gold	Silver	Total
Revenues, after adjustments shown below	$1,691	$1,691		$453	$29	$2,173

Site production and delivery, before net noncash
and nonrecurring costs shown below	819	637		171	11	819
Gold and silver credits	(482)	–		–	–	–
Treatment charges	132	103		28	1	132
Royalty on metals	55	43		11	1	55
Net cash costs	524	783		210	13	1,006
Depreciation and amortization	93	72		19	2	93
Noncash and nonrecurring costs, net	19	15		4	–	19
Total costs	636	870		233	15	1,118
Revenue adjustments, primarily for pricing on prior
period open sales	82	82		–	–	82
PT Smelting intercompany loss	(5)	(4)		(1)	–	(5)
Gross profit	$1,132	$899		$219	$14	$1,132

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	And Delivery		Amortization
Totals presented above	$2,173	$819		$93
Net noncash and nonrecurring costs per above	N/A	19		N/A
Less: Treatment charges per above	(132)	N/A		N/A
Less: Royalty per above	(55)	N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	82	N/A		N/A
Indonesia mining	2,068	838		93
North America copper mines	3,067	1,369	a	371
South America copper mines	3,035	894		257
Africa mining	–	12		2
Molybdenum	1,434	881		108
Rod & Refining	3,371	3,353		3
Atlantic Copper Smelting & Refining	1,389	1,349		18
Corporate, other & eliminations	(3,251)	(3,254)		28
As reported in FCX’s consolidated financial statements	$11,113	$5,442	a	$880

a.	Includes LCM inventory adjustments totaling $5 million.

Henderson Molybdenum Mine Product Revenues and Production Costs

	Three Months Ended June 30,
(In millions)	2009	2008
Revenues	$55	$321

Site production and delivery, before net noncash
and nonrecurring costs shown below	34	53
Net cash costs	34	53
Depreciation, depletion and amortization	6	45
Noncash and nonrecurring costs, net	–	–
Total costs	40	98
Gross profita	$15	$223

Reconciliation to Amounts Reported		Production		Depreciation,
(In millions)		And		Depletion and
	Revenues	Delivery		Amortization
Three Months Ended June 30, 2009
Totals presented above	$55	$34		$6
Net noncash and nonrecurring costs per above	N/A	–		N/A
Henderson mine	55	34		6
Other molybdenum operations and eliminationsb	131	128		7
Molybdenum	186	162		13
North America copper mines	703	461		64
South America copper mines	884	366		69
Indonesia mining	1,610	415		78
Africa mining	57	92		14
Rod & Refining	747	743		2
Atlantic Copper Smelting & Refining	415	419		9
Corporate, other & eliminations	(918)	(849)		7
As reported in FCX’s consolidated financial statements	$3,684	$1,809		$256

Three Months Ended June 30, 2008
Totals presented above	$321	$53		$45
Net noncash and nonrecurring costs per above	N/A	–		N/A
Henderson mine	321	53		45
Other molybdenum operations and eliminationsb	394	368		24
Molybdenum	715	421		69
North America copper mines	1,571	723	c	187
South America copper mines	1,428	462		127
Indonesia mining	1,016	439		48
Africa mining	–	9		1
Rod & Refining	1,683	1,677		1
Atlantic Copper Smelting & Refining	724	698		9
Corporate, other & eliminations	(1,696)	(1,709)		20
As reported in FCX’s consolidated financial statements	$5,441	$2,720	c	$462

a.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum segment includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

b.	Primarily includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced as a by-product at our North and South America copper mines.

c.	Includes LCM inventory adjustments totaling $4 million in second-quarter 2008.

Henderson Molybdenum Mine Product Revenues and Production Costs (continued)

	Six Months Ended June 30,
(In millions)	2009	2008
Revenues	$125	$603

Site production and delivery, before net noncash
and nonrecurring costs shown below	71	102
Net cash costs	71	102
Depreciation, depletion and amortization	12	86
Noncash and nonrecurring costs, net	–	1
Total costs	83	189
Gross profita	$42	$414

Reconciliation to Amounts Reported		Production		Depreciation,
(In millions)		And		Depletion and
	Revenues	Delivery		Amortization
Six Months Ended June 30, 2009
Totals presented above	$125	$71		$12
Net noncash and nonrecurring costs per above	N/A	–		N/A
Henderson mine	125	71		12
Other molybdenum operations and eliminationsb	207	229	c	10
Molybdenum	332	300		22
North America copper mines	1,321	1,014		139
South America copper mines	1,586	733		134
Indonesia mining	2,732	765		143
Africa mining	57	108		17
Rod & Refining	1,366	1,357		4
Atlantic Copper Smelting & Refining	707	712		17
Corporate, other & eliminations	(1,815)	(1,599)		12
As reported in FCX’s consolidated financial statements	$6,286	$3,390	c	$488

Six Months Ended June 30, 2008
Totals presented above	$603	$102		$86
Net noncash and nonrecurring costs per above	N/A	1		N/A
Henderson mine	603	103		86
Other molybdenum operations and eliminationsb	831	778		22
Molybdenum	1,434	881		108
North America copper mines	3,067	1,369	d	371
South America copper mines	3,035	894		257
Indonesia mining	2,068	838		93
Africa mining	–	12		2
Rod & Refining	3,371	3,353		3
Atlantic Copper Smelting & Refining	1,389	1,349		18
Corporate, other & eliminations	(3,251)	(3,254)		28
As reported in FCX’s consolidated financial statements	$11,113	$5,442	d	$880

a.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum segment includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

b.	Primarily includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced as a by-product at our North and South America copper mines.

c.	Includes LCM molybdenum inventory adjustments totaling $19 million for the first six months of 2009.

d.	Includes LCM inventory adjustments totaling $5 million for the first six months of 2008.

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

In making any of those statements, the person making them believes that the expectations are based on reasonable assumptions. We caution readers that those statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include commodity prices, mine sequencing, production rates, industry risks, regulatory changes, political risks, the potential effects of the recent violence in Indonesia, weather-related risks, labor relations, environmental risks, litigation results, currency translation risks and other factors described in more detail under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2008.

Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. We do not intend to update our forward-looking statements more frequently than quarterly, and undertake no obligation to update any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the six months ended June 30, 2009. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2008. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Overview and Outlook” in Part I, Item 2 of this quarterly report on Form 10-Q; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2 of this quarterly report on Form 10-Q.

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

(b)
Changes in internal control. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no new material legal proceedings and no material changes to the information included in Item 3. Legal Proceedings of Part I of our annual report on Form 10-K for the year ended December 31, 2008, as updated in Item 1. Legal Proceedings of Part II of our Form 10-Q for the quarter ended March 31, 2009.

Item 1A.  Risk Factors.

The following risk factors included in Item 1A. Risk Factors of Part I of our annual report on Form 10-K for the year ended December 31, 2008, have been updated:

Our Tenke Fungurume development project is located in the Democratic Republic of Congo, and our business may be adversely affected by political, economic and social instability in the Democratic Republic of Congo.

In July 2009, Tenke Fungurume (Tenke) entered into a settlement agreement with DRC tax authorities in connection with an administrative audit regarding the payment of fees for work permits and visas for its foreign workers and subcontractors, including short-term workers. Pursuant to the agreement, which covers the period from January 2007 to the date of the settlement, Tenke will pay approximately $16 million in fees and penalties. The procedures associated with obtaining labor and immigration authorizations for short-term workers on a timely basis are not clearly established in the DRC, and Tenke continues to work proactively and cooperatively with the tax authorities to establish approved procedures for doing so consistent with its mining convention and local law.

Shortly after reaching the settlement, Tenke was advised that the Minister of Justice in the DRC authorized an inquiry regarding the alleged misappropriation of public funds in connection with the securing of labor and immigration authorizations and the payment of associated fees for the Tenke project. Press reports indicate that several government officials have been arrested and four Tenke employees have been requested to appear at a hearing to determine their potential involvement. Tenke is cooperating with the government inquiries and conducting its own internal investigation.

Under Congolese law and Tenke’s mining convention, Tenke pays mining royalties to the DRC’s central government public treasury. The law provides that the provincial and local governments are entitled to receive a portion of the mining royalties from the central government. In July 2009, the provincial government requested that its portion of Tenke’s royalties be paid directly to the provincial government and temporarily delayed the processing of Tenke’s export customs requests. We understand that the provincial and central governments are engaged in discussions regarding the provincial government's request to receive its share of royalty payments. Tenke’s shipments of copper have resumed, although future shipments and sales could be impacted pending resolution of this matter.

Terrorist attacks throughout the world and the potential for additional future terrorist acts have created economic and political uncertainties that could materially and adversely affect our business.

On July 17, 2009, two suicide bombers set off explosions inside of the JW Marriott and Ritz-Carlton hotels in Jakarta, Indonesia, that are reported to have killed nine people and injured 53 others. Two of our Indonesian-based executives were injured in the incident.

On July 8, 2009, a small group of individuals created a disturbance on the road leading to our mining and milling operations at our Grasberg mining complex and vandalized vehicles and small buildings. There were no injuries.

Between July 11, 2009, and July 22, 2009, there were sporadic shooting incidents along the road leading to our mining and milling operations at our Grasberg mining complex. Three people were killed (including one PT Freeport Indonesia employee, a security contractor and an Indonesian policeman) and several people were injured (including four PT Freeport Indonesia employees and contractors). Indonesian authorities have expressed commitments to provide security for PT Indonesia’s personnel and operations and to conduct an investigation to identify and arrest the perpetrators of these acts. Indonesian authorities have taken actions to secure the road and are investigating these incidents. Several suspects have been arrested for their alleged involvement in the shootings. These incidents have not affected our production to-date; however, they have limited the movement of personnel and supplies. Currently, personnel and supplies are being transported on the road in a controlled fashion in a manner that is allowing normal production. Prolonged limitations on access to the road could adversely affect operations at the mine. In response to these events, PT Freeport Indonesia is currently reviewing security plans with the Indonesian authorities.

For additional information on risk factors, refer to Item 1A. Risk Factors of Part I of our annual report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information with respect to shares of common stock of FCX purchased by FCX during the three months ended June 30, 2009:

			(c) Total Number of	(d) Maximum Number
	(a) Total Number	(b) Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchaseda	Per Share	Plans or Programsb	the Plans or Programsb
April 1-30, 2009	–	$–	–	23,685,500
May 1-31, 2009	–	$–	–	23,685,500
June 1-30, 2009	207	$59.18	–	23,685,500
Total	207	$59.18	–	23,685,500

a.	Consists of shares repurchased to satisfy tax obligations on restricted stock awards under FCX’s applicable stock incentive plans.

b.	On July 21, 2008, FCX’s Board of Directors approved an increase in FCX’s open-market share purchase program for up to 30 million shares. This program does not have an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on June 11, 2009 (the “Annual Meeting”). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The following matters were submitted to a vote of security holders during our Annual Meeting:

	For	Withheld
1. Election of Directors:
Richard C. Adkerson	334,427,363	13,110,334
Robert J. Allison, Jr.	298,731,115	48,806,582
Robert A. Day	338,179,707	9,357,990
Gerald J. Ford	333,080,549	14,457,148
H. Devon Graham, Jr.	310,862,875	36,674,822
J. Bennett Johnston	314,097,580	33,440,117
Charles C. Krulak	315,186,745	32,350,952
Bobby Lee Lackey	310,833,924	36,703,773
Jon C. Madonna	342,582,727	4,954,970
Dustan E. McCoy	338,899,599	8,638,098
Gabrielle K. McDonald	314,407,332	33,130,365
James R. Moffett	332,750,809	14,786,888
B.M. Rankin, Jr.	314,115,731	33,421,966
J. Stapleton Roy	314,392,431	33,145,266
Stephen H. Siegele	342,627,642	4,910,055
J. Taylor Wharton	314,303,917	33,233,780

There were no abstentions with respect to the election of directors.

	For	Against	Abstentions
2. Ratification of Ernst & Young LLP as independent auditors.	345,618,736	1,341,161	577,800
3. Adoption of the proposed 2009 Annual Incentive Plan.	308,854,977	36,067,394	2,615,326
4. Stockholder proposal for selection of a candidate with environmental expertise to be recommended for election to the Board of Directors.	90,130,264	181,954,653	5,690,483

Item 6.  Exhibits.

The exhibits to this report are listed in the Exhibit Index beginning on Page E-1 hereof.

FREEPORT-McMoRan COPPER & GOLD INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREEPORT-McMoRan COPPER & GOLD INC.

By:          /s/ C. Donald Whitmire Jr.
C. Donald Whitmire Jr.
Vice President and
Controller – Financial Reporting
(authorized signatory and
Principal Accounting Officer)

Date:  August 7, 2009

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of FCX.		8-A/A	001-11307-01	01/26/2009
3.2	Amended and Restated By-Laws of FCX, as amended through May 1, 2007.		8-K	001-11307-01	05/04/2007
10.1*	Freeport-McMoRan Copper & Gold Inc. 2009 Annual Incentive Plan.		8-K	001-11307-01	06/17/2009
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

*  Indicates management contract or compensatory plan or arrangement.

E-1