Form 10-Q
period 2009-09-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2009-11-06
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Large accelerated filer ☑                                                              Accelerated filer ☐ÿ                                  Non-accelerated filer ☐ÿ                                            Smaller reporting company ☐ÿ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes ☑ No

On October 30, 2009, there were issued and outstanding 429,877,602 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

FREEPORT-McMoRan COPPER & GOLD INC.
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2009	2008
	(In Millions)

ASSETS
Current assets:
Cash and cash equivalents	$2,269	$872
Trade accounts receivable	1,292	374
Income tax receivables	390	611
Other accounts receivable	174	227
Product inventories and materials and supplies, net	2,314	2,192
Mill and leach stockpiles	602	571
Other current assets	365	386
Total current assets	7,406	5,233
Property, plant, equipment and development costs, net	16,075	16,002
Long-term mill and leach stockpiles	1,294	1,145
Intangible assets, net	342	364
Trust assets	140	142
Other assets	448	467
Total assets	$25,705	$23,353

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,986	$2,766
Accrued income taxes	940	163
Current portion of reclamation and environmental liabilities	187	162
Current portion of long-term debt and short-term borrowings	44	67
Total current liabilities	3,157	3,158
Long-term debt, less current portion:
Senior notes	6,350	6,884
Project financing, equipment loans and other	228	250
Revolving credit facility	–	150
Total long-term debt, less current portion	6,578	7,284
Deferred income taxes	2,660	2,339
Reclamation and environmental liabilities, less current portion	2,006	1,951
Other liabilities	1,370	1,520
Total liabilities	15,771	16,252
Equity:
FCX stockholders’ equity:
5½% Convertible Perpetual Preferred Stock	–	832
6¾% Mandatory Convertible Preferred Stock	2,875	2,875
Common stock	55	51
Capital in excess of par value	15,627	13,989
Accumulated deficit	(6,711)	(8,267)
Accumulated other comprehensive loss	(224)	(305)
Common stock held in treasury	(3,413)	(3,402)
Total FCX stockholders’ equity	8,209	5,773
Noncontrolling interests	1,725	1,328
Total equity	9,934	7,101
Total liabilities and equity	$25,705	$23,353

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

	(In Millions, Except Per Share Amounts)

Revenues	$4,144	$4,616	$10,430	$15,729
Cost of sales:
Production and delivery	1,715	2,857	5,086	8,294
Depreciation, depletion and amortization	252	442	740	1,322
Lower of cost or market inventory adjustments	–	17	19	22
Total cost of sales	1,967	3,316	5,845	9,638
Selling, general and administrative expenses	74	90	225	300
Exploration and research expenses	19	77	73	209
Restructuring and other charges	–	–	23	–
Total costs and expenses	2,060	3,483	6,166	10,147
Operating income	2,084	1,133	4,264	5,582
Interest expense, net	(162)	(139)	(451)	(444)
Losses on early extinguishment of debt	(31)	–	(31)	(6)
Other income and expense, net	(7)	(14)	(24)	10
Income before income taxes and equity in
affiliated companies’ net earnings	1,884	980	3,758	5,142
Provision for income taxes	(684)	(240)	(1,557)	(1,627)
Equity in affiliated companies’ net earnings	3	2	21	16
Net income	1,203	742	2,222	3,531
Net income attributable to noncontrolling
interests	(224)	(155)	(492)	(748)
Preferred dividends	(54)	(64)	(174)	(191)
Net income attributable to FCX common
stockholders	$925	$523	$1,556	$2,592

Net income per share attributable to
FCX common stockholders:
Basic	$2.23	$1.37	$3.80	$6.78
Diluted	$2.07	$1.31	$3.70	$6.20

Weighted-average common shares outstanding:
Basic	416	382	409	383
Diluted	472	447	428	449

Dividends declared per share of common stock	$–	$0.50	$–	$1.375

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	(In Millions)

Cash flow from operating activities:
Net income	$2,222	$3,531
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	740	1,322
Lower of cost or market inventory adjustments	19	22
Stock-based compensation	75	113
Charges for reclamation and environmental liabilities, including accretion	150	141
Losses on early extinguishment of debt	31	6
Deferred income taxes	(32)	(347)
Intercompany profit on PT Freeport Indonesia sales to PT Smelting	47	(5)
Increase in long-term mill and leach stockpiles	(68)	(167)
Changes in other assets and liabilities	136	35
Amortization of intangible assets/liabilities and other, net	53	59
(Increases) decreases in working capital:
Accounts receivable	(754)	(198)
Inventories	(176)	(567)
Other current assets	88	(58)
Accounts payable and accrued liabilities	(518)	(152)
Accrued income and other taxes	913	(424)
Settlement of reclamation and environmental liabilities	(76)	(142)
Net cash provided by operating activities	2,850	3,169

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(121)	(498)
South America copper mines	(129)	(229)
Indonesia	(186)	(332)
Africa	(577)	(698)
Other	(125)	(172)
Proceeds from the sale of assets and other, net	(8)	58
Net cash used in investing activities	(1,146)	(1,871)

Cash flow from financing activities:
Net proceeds from sale of common stock	740	–
Proceeds from revolving credit facility and other debt	307	183
Repayments of revolving credit facility and other debt	(1,066)	(198)
Purchases of FCX common stock	–	(500)
Cash dividends paid:
Common stock	–	(504)
Preferred stock	(181)	(191)
Noncontrolling interests	(149)	(714)
Net (payments for) proceeds from stock-based awards	(9)	22
Excess tax benefit from stock-based awards	2	25
Contributions from noncontrolling interests	54	155
Bank fees and other	(5)	–
Net cash used in financing activities	(307)	(1,722)

Net increase (decrease) in cash and cash equivalents	1,397	(424)
Cash and cash equivalents at beginning of year	872	1,626
Cash and cash equivalents at end of period	$2,269	$1,202

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	FCX Stockholders’ Equity
	Convertible Perpetual		Mandatory Convertible						Accumu-lated	Common Stock
	Preferred Stock		Preferred Stock		Common Stock				Other	Held in Treasury		Total FCX
	Number		Number		Number		Capital in	Accumu-	Compre-	Number		Stock-	Non-
	of	At Par	of	At Par	of	At Par	Excess of	lated	hensive	of	At	holders’	controlling	Total
	Shares	Value	Shares	Value	Shares	Value	Par Value	Deficit	Loss	Shares	Cost	Equity	Interests	Equity
	(In Millions)

Balance at December 31, 2008	1	$832	29	$2,875	505	$51	$13,989	$(8,267)	$(305)	121	$(3,402)	$5,773	$1,328	$7,101
Sale of common stock	–	–	–	–	27	2	738	–	–	–	–	740	–	740
Conversions and redemptions of 5½%
Convertible Perpetual Preferred Stock	(1)	(832)	–	–	18	2	829	–	–	–	–	(1)	–	(1)
Exercised and issued stock-based awards	–	–	–	–	1	–	2	–	–	–	–	2	–	2
Stock-based compensation	–	–	–	–	–	–	69	–	–	–	–	69	–	69
Tender of shares for stock-based awards	–	–	–	–	–	–	–	–	–	–	(11)	(11)	–	(11)
Dividends on preferred stock	–	–	–	–	–	–	–	(174)	–	–	–	(174)	–	(174)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	–	–	(149)	(149)
Contributions from noncontrolling interests	–	–	–	–	–	–	–	–	–	–	–	–	54	54
Comprehensive income:
Net income	–	–	–	–	–	–	–	1,730	–	–	–	1,730	492	2,222
Other comprehensive income,
net of taxes:
Unrealized gains on securities	–	–	–	–	–	–	–	–	3	–	–	3	–	3
Translation adjustment	–	–	–	–	–	–	–	–	3	–	–	3	–	3
Defined benefit plans:
Net gain during period, net of
taxes of $38 million	–	–	–	–	–	–	–	–	61	–	–	61	–	61
Amortization of unrecognized amounts	–	–	–	–	–	–	–	–	14	–	–	14	–	14
Other comprehensive income	–	–	–	–	–	–	–	–	81	–	–	81	–	81
Total comprehensive income	–	–	–	–	–	–	–	–	–	–	–	1,811	492	2,303
Balance at September 30, 2009	–	$–	29	$2,875	551	$55	$15,627	$(6,711)	$(224)	121	$(3,413)	$8,209	$1,725	$9,934

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Copper & Gold Inc.’s (FCX) consolidated financial statements and notes contained in its 2008 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month and nine-month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. FCX changed Phelps Dodge Corporation’s (Phelps Dodge) legal name to Freeport-McMoRan Corporation (FMC) in 2008.

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

While FCX’s long-term strategy of developing its resources to their full potential remains in place, the decline in copper and molybdenum prices in the fourth quarter of 2008 and the deterioration of the economic and credit environment limited FCX’s ability to invest in growth projects and required FCX to make adjustments to its near-term operating plans. FCX responded to the sudden downturn and uncertain near-term outlook by revising its near-term strategy to protect liquidity while preserving its mineral resources and growth options for the longer term. Accordingly, operating plans were revised in the fourth quarter of 2008 and January 2009 to reflect: (i) curtailment of copper production at higher-cost North America operations and of molybdenum production at the Henderson molybdenum mine; (ii) capital cost reductions; (iii) aggressive cost control, including workforce reductions, reduced equipment purchases that were planned to support expansion projects, a reduction in material and supplies inventory and reductions in exploration, research and administrative costs; and (iv) suspension of FCX’s annual common stock dividend.

Charges recognized in the first nine months of 2009 in connection with FCX’s revised operating plans in the fourth quarter of 2008 and January 2009 include restructuring charges of $32 million ($25 million to net income attributable to FCX common stockholders or $0.06 per diluted share) for contract termination costs, other project cancellation costs, and employee severance and benefit costs, partially offset by pension and postretirement gains of $9 million ($7 million to net income attributable to FCX common stockholders or $0.02 per diluted share) for special retirement benefits and curtailments. The restructuring charges reflect workforce reductions (approximately 3,000 employees related to fourth-quarter 2008 revised operating plans and approximately 1,500 employees related to January 2009 revised operating plans) and other charges that reflect an approximate 50 percent total reduction in mining and crushed-leach rates at the Morenci mine in Arizona, an approximate 50 percent reduction in mining and stacking rates at the Safford mine in Arizona, an approximate 50 percent reduction in the mining rate at the Tyrone mine in New Mexico, suspension of mining and milling activities at the Chino mine in New Mexico (with limited residual copper production from leach operations), and an approximate 40 percent reduction in annual production (an approximate 25 percent reduction began in the fourth quarter of 2008) at the Henderson molybdenum mine in Colorado. In addition, the revised operating plans included decisions at that time to defer certain capital projects, including the (i) incremental expansion projects at the Sierrita and Bagdad mines in Arizona, the Cerro Verde mine in Peru and the sulfide project at the El Abra mine in Chile, (ii) the restart of the Miami mine in Arizona and (iii) the restart of the Climax molybdenum mine in Colorado.

At December 31, 2008, FCX had a balance of $38 million in current liabilities related to the fourth-quarter 2008 restructuring activities for contract termination costs, other project cancellation costs, and employee severance and benefit costs. During 2009, additions and adjustments totaled $12 million in current liabilities (excludes $3 million for the write off of other current assets in connection with a lease cancellation that was not recorded to current liabilities), which were primarily recorded in the first quarter of 2009, and payments were $50 million. There was less than $1 million of liabilities remaining at September 30, 2009, related to the fourth-quarter 2008 restructuring activities.

In connection with the January 2009 restructuring activities for contract termination costs, other project cancellation costs, and employee severance and benefit costs, additions and adjustments totaled $17 million, which were primarily recorded in the first quarter of 2009, and payments were $16 million. There was $1 million of liabilities remaining at September 30, 2009, related to the January 2009 restructuring activities.

3.	EARNINGS PER SHARE
FCX’s basic net income per share of common stock was calculated by dividing net income attributable to common stock by the weighted-average shares of common stock outstanding during the period. Following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share for the three-month and nine-month periods ended September 30, 2009 and 2008 (in millions, except per share amounts):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008		2009		2008
Net income	$1,203	$742		$2,222		$3,531
Net income attributable to noncontrolling interests	(224)	(155)		(492)		(748)
Preferred dividends	(54)	(64)		(174)		(191)
Net income attributable to FCX common stockholders	925	523		1,556		2,592
Plus income impact of assumed conversion of:
6¾% Mandatory Convertible Preferred Stock	48	49		–	a	146
5½% Convertible Perpetual Preferred Stock	5	15		28		45
Diluted net income attributable to FCX common
stockholders	$978	$587		$1,584		$2,783

Weighted-average shares of common stock outstanding	416	382		409		383
Add stock issuable upon conversion, exercise or
vesting of:
6¾% Mandatory Convertible Preferred Stockb	39	39		–	a	39
5½% Convertible Perpetual Preferred Stock	14	24		17		24
Dilutive stock options	2	1	c	1		2
Restricted stock	1	1		1		1
Weighted-average shares of common stock outstanding
for purposes of calculating diluted net income per share	472	447		428		449

Diluted net income per share attributable to
FCX common stockholders	$2.07	$1.31		$3.70		$6.20

a.
Potential income impact of $146 million and additional shares of common stock of approximately 39 million shares for the 6¾% Mandatory Convertible Preferred Stock were excluded for the nine months ended September 30, 2009, because they were anti-dilutive.

b.
Preferred stock will automatically convert on May 1, 2010, into between approximately 39 million and 47 million shares of FCX common stock at a conversion rate that will be determined based on FCX’s common stock price. Prior to May 1, 2010, holders may convert at a conversion rate of 1.3716 into approximately 39 million shares of common stock.

c.	Potential additional shares of common stock of approximately 1 million were excluded for the three months ended September 30, 2008, because they were anti-dilutive.

FCX’s convertible instruments are excluded from the computation of diluted net income per share of common stock when including the conversion of these instruments results in an anti-dilutive effect on earnings per share (see footnote a above). The dilution threshold for the nine-month period of 2009 for the 6¾% Mandatory Convertible Preferred Stock is $3.72 per share.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period also are excluded from the computation of diluted net income per share of common stock.

Excluded amounts were approximately 7 million stock options with a weighted-average exercise price of $75.58 for third-quarter 2009 and approximately 8 million stock options with a weighted-average exercise price of $71.37 for the nine months ended September 30, 2009. Stock options totaling less than 0.3 million shares were excluded for third-quarter 2008 and the nine months ended September 30, 2008.

4.	PENSION AND POSTRETIREMENT BENEFITS
During the first quarter of 2009, FCX remeasured its plan assets and benefit obligations for the FMC Retirement Plan and the FMC Retiree Medical Plan as a result of employee reductions caused by FCX’s revised operating plans.

The components of net periodic benefit cost for pension and postretirement benefits for the three-month and nine-month periods ended September 30, 2009 and 2008, follow (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$8	$9	$25	$27
Interest cost	28	27	83	81
Expected return on plan assets	(19)	(31)	(59)	(95)
Amortization of prior service cost	–	1	–	4
Amortization of net actuarial loss	7	–	22	1
Curtailments	–	–	(4)	–
Special retirement benefits	3	–	(2)	–
Net periodic benefit costs	$27	$6	$65	$18

Net periodic benefit costs increased by $21 million in third-quarter 2009 mainly as a result of a decrease in the expected return on plan assets ($12 million) and amortization of actuarial losses ($7 million) primarily in connection with the losses on plan assets.

Net periodic benefit costs increased by $47 million in the first nine months of 2009 mainly as a result of a decrease in the expected return on plan assets ($36 million) and amortization of actuarial losses ($21 million) primarily in connection with the losses on plan assets, partially offset by gains on special retirement benefits and curtailments ($9 million) resulting from workforce reductions caused by the revised operating plans.

5.	INVENTORIES, AND MILL AND LEACH STOCKPILES
The components of inventories follow (in millions):

	September 30,	December 31,
	2009	2008
Mining Operations:
Raw materials	$1	$1
Work-in-process	148	128
Finished goodsa	618	703
Atlantic Copper, S.A. (Atlantic Copper):
Raw materials (concentrates)	178	164
Work-in-process	238	71
Finished goods	12	1
Total product inventories	1,195	1,068
Total materials and supplies, netb	1,119	1,124
Total inventories	$2,314	$2,192

a.	Primarily includes copper concentrates, anodes, cathodes and rod, and molybdenum.

b.	Materials and supplies inventory is net of obsolescence reserves totaling $21 million at September 30, 2009, and $22 million at December 31, 2008.

The following summarizes mill and leach stockpiles (in millions):

	September 30,	December 31,
	2009	2008
Current:
Mill stockpiles	$9	$10
Leach stockpiles	593	561
Total current mill and leach stockpiles	$602	$571

Long-terma:
Mill stockpiles	$435	$340
Leach stockpiles	859	805
Total long-term mill and leach stockpiles	$1,294	$1,145

a.	Metals in stockpiles not expected to be recovered within the next 12 months.

FCX recorded charges for lower of cost or market (LCM) molybdenum inventory adjustments of $19 million ($15 million to net income attributable to FCX common stockholders or $0.04 per diluted share) for the nine months ended September 30, 2009, resulting from lower molybdenum prices. There were no adjustments in third-quarter 2009.

FCX recorded charges for LCM inventory adjustments at certain of its North America copper mines of $17 million ($10 million to net income attributable to FCX common stockholders or $0.02 per diluted share) in third-quarter 2008 and $22 million ($13 million to net income attributable to FCX common stockholders or $0.03 per diluted share) for the nine months ended September 30, 2008.

6.	INCOME TAXES
FCX’s third-quarter 2009 income tax provision resulted from taxes on international operations ($660 million) and U.S. operations ($24 million). FCX’s income tax provision for the first nine months of 2009 resulted from taxes on international operations ($1.5 billion) and U.S. operations ($29 million). FCX’s effective tax rate for 2009 has been highly sensitive to changes in commodity prices and the mix of income between U.S. and international operations. The difference between FCX’s consolidated effective income tax rate of 41 percent for the first nine months of 2009 and the U.S. federal statutory rate of 35 percent was primarily attributable to the high proportion of income earned in Indonesia, which was taxed at an effective tax rate of 43 percent.

FCX’s third-quarter 2008 income tax provision resulted from taxes on international operations ($230 million) and U.S. operations ($10 million). FCX’s income tax provision for the first nine months of 2008 resulted from taxes on international operations ($1.3 billion) and U.S. operations ($308 million).The difference between FCX’s consolidated effective income tax rate of approximately 32 percent for the first nine months of 2008 and the U.S. federal statutory rate of 35 percent was primarily attributable to a U.S. benefit for percentage depletion, partly offset by withholding taxes and incremental U.S. income tax accrued on foreign earnings.

7.	DEBT AND EQUITY TRANSACTIONS
In February 2009, FCX completed a public offering of 26.8 million shares of FCX common stock at an average price of $28.00 per share, which generated gross proceeds of $750 million (net proceeds of approximately $740 million).

For third-quarter 2009 and the first nine months of 2009, FCX recorded losses on early extinguishment of debt totaling $31 million ($28 million to net income attributable to FCX common stockholders or $0.06 per diluted share for third-quarter 2009 and $0.07 per diluted share for the first nine months of 2009). These losses resulted from the following transactions. On August 20, 2009, FCX redeemed $340 million of its 6⅞% Senior Notes due 2014 for $352 million or a redemption price of 103.438 percent of the principal amount (plus accrued and unpaid interest). FCX recorded losses on early extinguishment of debt of $14 million ($13 million to net income attributable to FCX common stockholders or $0.03 per diluted share) in third-quarter 2009 in connection with this redemption. In addition, during September 2009, FCX purchased in the open market $99 million of its 8.25% Senior Notes for $107 million and $92 million of its 8.375% Senior Notes for $99 million. These open-market purchases resulted in losses on early extinguishment of debt totaling $17 million ($15 million to net income attributable to FCX common stockholders or $0.03 per diluted share for third-quarter 2009 and $0.04 per diluted share for the first nine months of 2009).

In September 2009, FCX called for redemption its remaining outstanding shares of 5½% Convertible Perpetual Preferred Stock. Of the 831,554 shares outstanding at the time of the call, 830,529 shares converted into 17.9 million shares of FCX common stock, and the remaining 1,025 shares were redeemed for approximately $1 million in cash.

For the first nine months of 2008, FCX recorded net losses on early extinguishment of debt totaling $6 million ($5 million to net income or $0.01 per diluted share) associated with an open-market purchase of $33 million of its 9½% Senior Notes for $46 million in first-quarter 2008.

8.	FINANCIAL INSTRUMENTS
FCX does not purchase, hold or sell derivative financial instruments unless there is an existing asset or obligation or if it anticipates a future activity that is likely to occur and will result in exposure to market risks and FCX intends to offset or mitigate such risks. FCX does not enter into any derivative financial instruments for speculative purposes, but has entered into derivative financial instruments in limited instances to achieve specific objectives. These objectives principally relate to managing risks associated with commodity price, foreign currency and interest rate risks.

Summarized below are unrealized gains (losses) recognized in income before income taxes and equity in affiliated companies’ net earnings for derivative financial instruments that are designated and qualify as fair value hedge transactions, along with the unrealized gains (losses) on the related hedged item (firm sales commitments) (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
		Hedged		Hedged
	Derivative	Item	Derivative	Item
Commodity contracts:
FMC’s copper futures and swap contractsa	$1	$(1)	$8	$(8)

a.	Amounts are recorded in revenues.

FCX realized gains, which are recorded in revenues, of $18 million during third-quarter 2009 and $36 million during the first nine months of 2009 from matured derivative financial instruments that qualified for hedge accounting.

Summarized below are the realized and unrealized gains (losses) recognized in income before income taxes and equity in affiliated companies’ net earnings for derivative financial instruments, including embedded derivatives, which do not qualify as hedge transactions (in millions):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009
Commodity contracts:
Embedded derivatives in provisional sales contractsa	$421	$1,017
Embedded derivatives in provisional purchase contractsb	(4)	(5)
PT Freeport Indonesia’s copper forward contractsa	(7)	(104)
Atlantic Copper’s copper forward contractsb	–	4
FMC’s copper futures and swap contractsa	12	61

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Summarized below are the fair values of unsettled derivative financial instruments recorded on the consolidated balance sheet at September 30, 2009 (in millions):

Derivatives designated as hedging instruments
Commodity contracts:
FMC’s copper futures and swap contracts:
Asset positiona	$9
Liability positionb	(1)

Derivatives not designated as hedging instruments
Commodity contracts:
Embedded derivatives in provisional sales/purchases contracts:c
Asset position	$153
Liability position	(36)
Atlantic Copper’s copper forward contracts:
Liability positionb	– *
FMC’s copper futures and swap contracts:d
Asset positiona	7
Liability positionb	(2)

*	Less than $1 million.

a.	Amounts recorded in other current assets.

b.	Amounts recorded in accounts payable and accrued liabilities.

c.	Amounts recorded either as a net accounts receivable or a net accounts payable.

d.
At September 30, 2009, FCX had paid $2 million to a broker for margin requirements (recorded in other current assets) and FCX had received $2 million from a broker associated with margin requirements (recorded in accounts payable and accrued liabilities).

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

Derivatives Designated as Hedging Instruments

Fair Value Hedges
Copper Futures and Swap Contracts. Some of FMC’s U.S. copper rod customers request a fixed market price instead of the New York Mercantile Exchange (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures and swap contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in FCX receiving the COMEX average copper price in the month of shipment. Hedge gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the three-month and nine-month periods ended September 30, 2009, resulting from hedge ineffectiveness. At September 30, 2009, FCX held copper futures and swap contracts that qualified for hedge accounting for 34 million pounds at an average price of $2.58 per pound, with maturities through July 2010.

Derivatives Not Designated as Hedging Instruments
Embedded derivatives and derivative financial instruments that do not meet the criteria to qualify for hedge accounting are discussed below.

Embedded Derivatives. As described in Note 1 to FCX’s 2008 Annual Report on Form 10-K under “Revenue Recognition,” certain FCX copper concentrate, copper cathode and gold sales contracts provide for provisional pricing primarily based on LME or COMEX prices at the time of shipment as specified in the contract. Similarly, FCX purchases copper and molybdenum under contracts that provide for provisional pricing. FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host sales agreements since the contracts do not allow for net settlement and always result in physical delivery. Sales and purchases with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism that is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale or purchase of the metals contained in the concentrates or cathodes at the then-current LME or COMEX price. The embedded derivatives are marked to market at the period-end forward prices, with price fluctuations recorded through the settlement date reflected in revenues for sales contracts and in cost of sales as production and delivery costs for purchase contracts. At September 30, 2009, FCX had embedded derivatives on 592 million pounds of copper sales at an average price of $2.79 per pound, with maturities through February 2010, 205 thousand ounces of gold sales at an average price of $999 per ounce, with maturities through November 2009, 261 million pounds of copper purchases at an average price of $2.79 per pound, with maturities through December 2009 and less than 1 million pounds of molybdenum purchases at an average price of $12.74 per pound, with maturities through October 2009.

Copper Forward Contracts. In April 2009, FCX entered into copper forward sales contracts to lock in prices at an average of $1.86 per pound on 355 million pounds of PT Freeport Indonesia’s provisionally priced copper sales at March 31, 2009, which final priced from April 2009 through July 2009. These economic hedge transactions were intended to reduce short-term price volatility in earnings and cash flows. Gains and losses for these economic hedge transactions were recorded in revenues. FCX has not entered into additional forward sales contracts since April 2009 for its provisionally priced copper sales, but may enter into future transactions to lock in pricing on provisionally priced sales from time to time. However, FCX does not intend to change its long-standing policy of not hedging future copper production.

Atlantic Copper enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At September 30, 2009, Atlantic Copper held net forward copper purchase contracts for 15 million pounds at an average price of $2.80 per pound, with maturities through November 2009.

Copper Futures and Swap Contracts. In addition to the contracts discussed above that qualify for fair value hedge accounting, FCX also has similar contracts with FMC’s U.S. copper rod customers that do not qualify for hedge accounting because of certain terms in the sales contracts. Gains and losses for these economic hedge transactions are recorded in revenues. At September 30, 2009, FCX held copper futures and swap contracts for 12 million pounds at an average price of $2.41 per pound, with maturities through December 2010.

Foreign Currency Exchange Contracts.  As a global company, FCX transacts business in many countries and in many currencies. Foreign currency transactions at FCX’s international subsidiaries increase its risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. FCX may hedge or protect its international subsidiaries’ foreign currency transactions from time to time by entering into forward exchange contracts to lock in or minimize the effects of fluctuations in exchange rates. FCX had no outstanding foreign currency exchange contracts at September 30, 2009.

Interest Rate Swap Contracts.  From time to time, FCX or its subsidiaries may enter into interest rate swaps to manage its exposure to interest rate changes and to achieve a desired proportion of fixed-rate versus floating-rate debt based on current and projected market conditions. FCX may enter into interest rate swap contracts to lock in an interest rate considered to be favorable in order to protect against its exposure to variability in future interest payments attributable to increases in interest rates of the designated floating-rate debt. In some situations, FCX may enter into fixed-to-floating interest rate swap contracts to protect against changes in the fair value of the underlying fixed-rate debt that result from market interest rate changes and to take advantage of lower interest rates. FCX had no outstanding interest rate swap contracts at September 30, 2009.

Credit Risk.  FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses highly rated financial institutions that meet certain requirements. FCX also periodically reviews the creditworthiness of these institutions to ensure that they are maintaining their credit ratings. FCX does not anticipate that any of the financial institutions it deals with will default on their obligations. As of September 30, 2009, FCX did not have any significant credit exposure associated with derivative transactions.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, accounts receivable, trust assets, accounts payable and accrued liabilities, and long-term debt. Refer to Note 9 for the fair values of these financial instruments.

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

Capitalized interest totaled $10 million in third-quarter 2009, $35 million in third-quarter 2008, $69 million for the first nine months of 2009 and $90 million for the first nine months of 2008. Lower capitalized interest in the 2009 periods primarily reflects the substantial completion of development activities at FCX’s Tenke Fungurume mine.

9.	FAIR VALUE MEASUREMENT
In September 2006, the Financial Accounting Standards Board (FASB) issued enhanced accounting guidance for using fair value to measure assets and liabilities. This guidance does not require any new fair value measurements under U.S. GAAP; rather this guidance establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. In February 2008, FASB delayed the effective date for nonfinancial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those years. FCX adopted the guidance for financial assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008, and it did not have a material impact on FCX’s financial reporting and disclosures. FCX adopted the guidance for nonfinancial assets or liabilities not valued on a recurring basis (at least annually) effective January 1, 2009, with no material impact on its financial reporting and disclosures.

Fair value accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2
Quoted prices in markets that are not active, quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability, or inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth FCX’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Fair Value at September 30, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents	$2,242	$2,242	$–	$–
Trust assets (current and long-term)	164	164	–	–
Available-for-sale securities	77	77	–	–
Embedded derivatives in provisional sales/purchases
contracts, net	117	117	–	–
Other derivative financial instruments, net	13	13	–	–
	$2,613	$2,613	$–	$–

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

Embedded derivatives in provisional sales/purchases contracts. FCX’s embedded derivatives on provisional copper concentrate, copper cathode and gold sales are valued using quoted market prices based on the forward LME or COMEX prices (copper) and the London Bullion Market Association price (gold) and, as such, are classified within Level 1 of the fair value hierarchy. FCX’s embedded derivatives on provisional copper concentrate purchases are valued using quoted market prices based on the forward LME prices and, as such, are classified within Level 1 of the fair value hierarchy. FCX’s embedded derivatives on provisional molybdenum purchases are valued based on the average weekly Metals Week Molybdenum Dealer Oxide prices and, as such, are classified within Level 1 of the fair value hierarchy.

Other derivative financial instruments. FCX’s other derivative financial instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets (refer to Note 8 for further discussion).

Summarized below are the carrying amount and fair value of FCX’s financial instruments (in millions):

	At September 30, 2009		At December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalentsa	$2,269	$2,269	$872	$872
Accounts receivableb	1,856	1,856	1,212	1,212
Trust assetsa (current and long-term)	164	164	260	260
Available-for-sale securitiesa	77	77	84	84
Derivative assetsa	169	169	89	89
Accounts payable and accrued liabilitiesb	1,986	1,986	2,688	2,688
Long-term debt (including amounts due
within one year)c	(6,622)	(6,892)	(7,351)	(5,889)
Derivative liabilitiesa	(39)	(39)	(578)	(578)

a.	Recorded at fair value. Quoted market prices are used to determine fair value.

b.	Fair value approximates the carrying amounts because of the short maturity of these instruments.

c.	Generally recorded at cost. Fair value of substantially all of FCX’s long-term debt is estimated based on quoted market prices.

10.	NEW ACCOUNTING STANDARDS
Noncontrolling Interests in Consolidated Financial Statements. In December 2007, FASB issued accounting guidance associated with noncontrolling interests in consolidated financial statements, which clarifies that noncontrolling interests (minority interests) are to be treated as a separate component of equity and any changes in the ownership interest (in which control is retained) are to be accounted for as capital transactions. However, a change in ownership of a consolidated subsidiary that results in a loss of control is considered a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests. This guidance also provides additional disclosure requirements for each reporting period. This guidance applies to fiscal years beginning on or after December 15, 2008, with early adoption prohibited. This guidance is required to be adopted prospectively, except for the following provisions, which are to be applied retrospectively: (i) the reclassification of noncontrolling interests to equity in the consolidated balance sheets and (ii) the adjustment to consolidated net income to include net income attributable to both the controlling and noncontrolling interests. FCX adopted this guidance effective January 1, 2009, and adjusted its December 31, 2008, condensed consolidated balance sheet to reflect noncontrolling interests in the amount of $1,328 million as a component of equity. In addition, FCX revised its consolidated statements of income for the three and nine months ended September 30, 2008, to include net income attributable to both the controlling and noncontrolling interests.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion. In May 2008, FASB issued accounting guidance that changed the accounting treatment for convertible debt securities that the issuer may settle fully or partially in cash. This guidance requires bifurcation of convertible debt instruments into a debt component that is initially recorded at fair value and an equity component that represents the difference between the initial proceeds from issuance of the instrument and the fair value allocated to the debt component. The debt component is subsequently accreted (as a component of interest expense) to par value over its expected life. This guidance is effective for fiscal years and interim periods beginning after December 15, 2008, and must be retrospectively applied to all prior periods presented, even if an instrument has matured, converted, or otherwise been extinguished as of the effective date. This guidance did not have an impact on FCX’s financial reporting.

Employers’ Disclosures about Postretirement Benefit Plan Assets. In December 2008, FASB issued enhanced accounting guidance for an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance revises disclosure requirements on pension and postretirement plan assets. The disclosures about plan assets required by this guidance are effective for fiscal years ending after December 15, 2009, with early application permitted. Upon initial application, disclosures are not required for earlier periods that are presented for comparative purposes. FCX is currently evaluating the impact that the adoption of this guidance will have on its financial disclosures.

Interim Disclosures about Fair Value. In April 2009, FASB issued accounting guidance that requires disclosures by publicly traded companies about the fair value of financial instruments for interim periods as well as in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009, and was adopted by FCX beginning in second-quarter 2009.

Subsequent Events. In May 2009, FASB issued accounting guidance that requires disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This guidance sets forth: (i) the period after the balance sheet during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim and fiscal years ending after June 15, 2009, and shall be applied prospectively. FCX adopted this guidance effective second-quarter 2009.

Variable Interests. In June 2009, FASB issued accounting guidance that will improve financial reporting by enterprises involved with variable interest entities by providing more relevant and reliable information to users of financial statements. This guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those years. Early adoption is prohibited. FCX is currently evaluating the impact, if any, the adoption of this guidance will have on its financial reporting and disclosures.

Accounting Standards Codification. In June 2009, FASB established the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for interim and annual reporting periods ending after September 15, 2009, except for certain nonpublic nongovernmental entities. The Codification did not have an impact on FCX’s financial statements.

Fair Value Measurement of Liabilities. In August 2009, FASB issued guidance providing clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1.	A valuation technique that uses:

a.	The quoted price of the identical liability when traded as an asset.

b.	Quoted prices for similar liabilities or similar liabilities when traded as assets.

2.	Another valuation technique that is consistent with the principles in the FASB’s guidance (two examples would be an income approach or a market approach).

This guidance also clarifies that (i) when estimating fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and (ii) both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. FCX does not expect this guidance to have a material impact on its financial statements and disclosures.

11.	SUBSEQUENT EVENTS
During October 2009, FCX made open-market purchases of $42 million of its 8.25% Senior Notes for $45 million and $65 million of its 8.375% Senior Notes for $69 million, which are in addition to the purchases discussed in Note 7. FCX expects to record an approximate $10 million loss on early extinguishment of debt in fourth-quarter 2009 in connection with these open-market purchases. Refer to Note 7 for further discussion.

In October 2009, FCX’s Board of Directors reinstated an annual cash dividend on its common stock of $0.60 per share. The Board of Directors would declare a quarterly dividend of $0.15 per share, with the initial dividend expected to be paid on February 1, 2010.

FCX evaluated events after September 30, 2009, and through November 6, 2009, which is the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

12.	BUSINESS SEGMENTS
FCX has organized its operations into five primary divisions – North America copper mines, South America copper mines, Indonesia mining, Africa mining and Molybdenum operations. Notwithstanding this structure, FCX internally reports information on a mine-by-mine basis. Therefore, FCX concluded that its operating segments include individual mines. Operating segments that meet certain thresholds are reportable segments. In accordance with accounting guidance for segment reporting, beginning in first-quarter 2009, the Sierrita mine is no longer a reportable segment.

During 2008, Africa mining became a reportable segment. Accordingly, FCX has revised its segment disclosures for the three and nine months ended September 30, 2008, to conform with the current period presentation. Further discussion of the reportable segments included in FCX’s primary operating divisions, as well as FCX’s other reportable segments – Rod & Refining and Atlantic Copper Smelting & Refining – follows.

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

Morenci. The Morenci open-pit mine, located in southeastern Arizona, primarily produces copper cathodes. FCX owns an 85 percent undivided interest in Morenci through an unincorporated joint venture. The Morenci mine produced approximately 40 percent of FCX’s North America copper during the first nine months of 2009.

Other Mines. Other mines include FCX’s other operating southwestern U.S. copper mines – Sierrita, Bagdad, Safford and Tyrone – and its southwestern U.S. copper mines that are currently on care-and-maintenance status. In addition to copper, the Sierrita and Bagdad mines produce molybdenum concentrates as a by-product.

South America Copper Mines.  FCX has four operating copper mines in South America – Cerro Verde in Peru, and Candelaria, Ojos del Salado and El Abra in Chile. These operations include open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. The South America mines division includes the Cerro Verde copper mine as a reportable segment.

Cerro Verde. The Cerro Verde open-pit copper mine, located near Arequipa, Peru, produces copper cathodes and copper concentrates. In addition to copper, the Cerro Verde mine produces molybdenum concentrates as a by-product. FCX owns a 53.56 percent interest in Cerro Verde. The Cerro Verde mine produced approximately 50 percent of FCX’s South America copper during the first nine months of 2009.

Other Mines. Other mines include FCX’s Chilean copper mines – Candelaria, Ojos del Salado and El Abra. In addition to copper, the Candelaria and Ojos del Salado mines produce gold and silver as by-products. FCX owns an 80 percent interest in both the Candelaria and Ojos del Salado mines, and owns a 51 percent interest in the El Abra mine.

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

Africa.  Africa mining includes the Tenke Fungurume copper and cobalt mining concessions in the Katanga province of the Democratic Republic of Congo. The Tenke Fungurume mine includes open-pit mining, leaching and SX/EW operations. In addition to copper, the Tenke Fungurume mine produces cobalt hydroxide. Copper cathode production commenced in March 2009, and the first copper cathode was sold in second-quarter 2009. The cobalt plant and sulphuric acid plant were commissioned in third-quarter 2009, and start-up issues are being addressed. FCX owns an effective 57.75 percent interest in Tenke Fungurume.

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

Business Segments

(In Millions)	North America Copper Mines			South America Copper Mines			Indonesia		Africa
												Atlantic	Corporate,
												Copper	Other &
		Other		Cerro	Other					Molyb-	Rod &	Smelting	Elimi-	FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke	denum	Refining	& Refining	nations	Total
Three Months Ended September 30, 2009
Revenues:
Unaffiliated customers	$18	$25	$43	$386	$546	$932	$1,348	a	$113	$258	$955	$495	$–	$4,144
Intersegment	299	578	877	83	3	86	308		–	–	8	–	(1,279)	–
Production and delivery	148	303	451	154	225	379	369		89	177	957	493	(1,200)	1,715
Depreciation, depletion and amortization	36	34	70	37	30	67	64		20	13	2	9	7	252
Selling, general and administrative expenses	–	–	–	–	–	–	24		–	2	–	4	44	74
Exploration and research expenses	–	–	–	–	–	–	–		–	1	–	–	18	19
Operating income (loss)	133	266	399	278	294	572	1,199		4	65	4	(11)	(148)	2,084

Interest expense, net	1	3	4	–	–	–	2		5	–	–	1	150	162
Provision for (benefit from) income taxes	–	–	–	85	112	197	508		(3)	–	–	–	(18)	684
Total assets at September 30, 2009	1,977	4,012	5,989	4,259	2,426	6,685	5,446		3,318	1,771	321	1,069	1,106	25,705
Capital expenditures	8	13	21	13	5	18	58		119	11	2	11	4	244

Three Months Ended September 30, 2008
Revenues:
Unaffiliated customers	$86	$97	$183	$315	$578	$893	$754	a	$–	$683	$1,477	$625	$1	$4,616
Intersegment	425	794	1,219	94	21	115	48		–	–	8	–	(1,390)	–
Production and delivery	347	483	830	161	336	497	470		–	417	1,478	611	(1,446)	2,857
Depreciation, depletion and amortization	81	113	194	42	81	123	52		1	52	2	9	9	442
Lower of cost or market inventory adjustments	–	17	17	–	–	–	–		–	–	–	–	–	17
Selling, general and administrative expenses	–	–	–	–	–	–	20		–	3	–	4	63	90
Exploration and research expenses	–	–	–	–	–	–	–		–	–	–	–	77	77
Operating income (loss)	83	278	361	206	182	388	260		(1)	211	5	1	(92)	1,133

Interest expense, net	1	3	4	–	4	4	(1)		–	–	1	3	128	139
Provision for income taxes	–	–	–	56	53	109	114		–	–	–	–	17	240
Goodwill at September 30, 2008	1,912	2,299	4,211	763	366	1,129	–		2	703	–	–	3	6,048
Total assets at September 30, 2008	7,130	12,222	19,352	4,933	4,350	9,283	4,121		2,254	4,181	493	856	1,466	42,006
Capital expenditures	85	110	195	26	37	63	109		314	60	2	7	16	766

a.									Includes PT Freeport Indonesia’s sales to PT Smelting totaling $514 million in third-quarter 2009 and $376 million in third-quarter 2008.

Business Segments (Continued)

(In Millions)	North America Copper Mines			South America Copper Mines			Indonesia		Africa
													Atlantic	Corporate,
													Copper	Other &
		Other		Cerro	Other						Molyb-	Rod &	Smelting	Elimi-	FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke		denum	Refining	& Refining	nations	Total
Nine Months Ended September 30, 2009
Revenues:
Unaffiliated customers	$57	$75	$132	$974	$1,349	$2,323	$3,698	a	$170		$590	$2,309	$1,202	$6	$10,430
Intersegment	745	1,364	2,109	230	51	281	690		–		–	20	–	(3,100)	–
Production and delivery	482	983	1,465	456	656	1,112	1,134		197	b	458	2,314	1,205	(2,799)	5,086
Depreciation, depletion and amortization	106	103	209	112	89	201	207		37		35	6	26	19	740
Lower of cost or market inventory adjustments	–	–	–	–	–	–	–		–		19	–	–	–	19
Selling, general and administrative expenses	–	–	–	–	–	–	64		–		9	–	11	141	225
Exploration and research expenses	–	–	–	–	–	–	–		–		1	–	–	72	73
Restructuring and other chargesc	26	(2)	24	–	–	–	–		–		(1)	(2)	–	2	23
Operating income (loss)	188	355	543	636	655	1,291	2,983		(64)		69	11	(40)	(529)	4,264

Interest expense, net	3	9	12	–	1	1	3		8		–	–	3	424	451
Provision for (benefit from) income taxes	–	–	–	199	219	418	1,257		(29)		–	–	–	(89)	1,557
Capital expenditures	42	79	121	83	46	129	186		577		71	8	23	23	1,138

Nine Months Ended September 30, 2008
Revenues:
Unaffiliated customers	$343	$314	$657	$1,572	$2,078	$3,650	$2,452	a	$–		$2,117	$4,832	$2,014	$7	$15,729
Intersegment	1,391	2,421	3,812	275	118	393	418		–		–	24	–	(4,647)	–
Production and delivery	929	1,265	2,194	530	861	1,391	1,308		12		1,298	4,831	1,960	(4,700)	8,294
Depreciation, depletion and amortization	242	323	565	131	249	380	145		3		160	5	27	37	1,322
Lower of cost or market inventory adjustments	–	22	22	–	–	–	–		–		–	–	–	–	22
Selling, general and administrative expenses	–	–	–	–	–	–	104		–		14	–	18	164	300
Exploration and research expenses	–	–	–	–	–	–	–		–		1	–	–	208	209
Operating income (loss)	563	1,125	1,688	1,186	1,086	2,272	1,313		(15)		644	20	9	(349)	5,582

Interest expense, net	2	8	10	2	2	4	2		–		–	3	9	416	444
Provision for income taxes	–	–	–	383	334	717	558		–		–	–	–	352	1,627
Capital expenditures	244	254	498	88	141	229	332		698		104	6	19	43	1,929

a.		Includes PT Freeport Indonesia’s sales to PT Smelting totaling $1.3 billion in the first nine months of 2009 and $1.2 billion in the first nine months of 2008.

b.		Includes charges totaling $50 million associated with Tenke Fungurume’s project start-up costs.

c.		The following table summarizes restructuring and other charges:

Restructuring charges	$25	$4	$29	$–	$–	$–	$–		$–		$1	$–	$–	$2	$32
Special retirement benefits and curtailments	1	(6)	(5)	–	–	–	–		–		(2)	(2)	–	–	(9)
Restructuring and other charges	$26	$(2)	$24	$–	$–	$–	$–		$–		$(1)	$(2)	$–	$2	$23

   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of September 30, 2009, and the related consolidated statements of income for the three- and nine-month periods ended September 30, 2009 and 2008, the consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008, and the consolidated statement of equity for the nine-month period ended September 30, 2009. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2008, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the year then ended (not presented herein), and in our report dated February 18, 2009, we expressed an unqualified opinion on those consolidated financial statements and which report included an explanatory paragraph for the Company’s adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” effective January 1, 2007; and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R,” effective December 31, 2006. As described in Note 10, on January 1, 2009, Freeport-McMoRan Copper & Gold Inc. adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” on a retrospective basis resulting in revisions of the December 31, 2008, consolidated balance sheet. We have not audited and reported on the revised balance sheet reflecting the adoption of SFAS No. 160.

ERNST & YOUNG LLP

Phoenix, Arizona
November 6, 2009

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

Our third-quarter 2009 results reflect strong operating performance and rising copper prices. While copper prices were lower than in third-quarter 2008, our improved results reflect higher volumes from the Grasberg mine and a lower cost structure at the North America mines. These strong results have enabled us to enhance our financial and liquidity position, allowing us to manage volatile conditions effectively, reduce debt and reinstate cash dividends to shareholders, while maintaining our future growth opportunities. In addition, we have announced initiatives to resume certain project development activities that were deferred in late 2008.

Refer to “Consolidated Results” for further discussion of our consolidated financial results for the three- and nine-month periods ended September 30, 2009 and 2008.

Outlook
Consolidated sales from mines for the year 2009 are expected to approximate 4.0 billion pounds of copper, 2.5 million ounces of gold and 56 million pounds of molybdenum, including 915 million pounds of copper, 425 thousand ounces of gold and 14 million pounds of molybdenum in fourth-quarter 2009. These sales volume estimates are dependent on the achievement of targeted mining rates, the successful operation of production facilities, the impact of weather conditions and other factors.

Assuming average prices of $2.75 per pound of copper, $1,000 per ounce of gold and $10 per pound of molybdenum for fourth-quarter 2009, we estimate consolidated unit net cash costs (net of by-product credits) for our copper mining operations, excluding Africa mining, would average approximately $0.60 per pound of copper for the year 2009, compared with $1.16 per pound of copper in 2008. Estimated consolidated unit net cash costs for 2009 have improved compared to 2008 primarily because of mining in a higher grade section of the Grasberg open pit, reduced operating rates at our North America copper mines to lower production of high-cost incremental volumes, achievement of cost savings initiatives and operating efficiencies, and lower energy and other commodity-based input costs. We will incorporate Africa mining in our consolidated unit net cash cost disclosures upon completion of ramp-up activities, expected in 2010.

Consolidated revenues, operating cash flows and net income vary significantly with fluctuations in the market prices of copper, gold and molybdenum, sales volumes and other factors. Based on the above projected consolidated sales volumes for 2009 and assuming average prices of $2.75 per pound of copper, $1,000 per ounce of gold and $10 per pound of molybdenum for fourth-quarter 2009, our consolidated operating cash flows are estimated to exceed $4.0 billion for the year 2009, net of an estimated $0.3 billion for working capital requirements. Operating cash flows for fourth-quarter 2009 would be impacted by approximately $80 million for each $0.10 per pound change in copper prices, $30 million for each $50 per ounce change in gold prices and $5 million for each $1 per pound change in molybdenum prices.

Capital expenditures for the year 2009 are expected to approximate $1.4 billion, including $0.6 billion for sustaining capital and $0.8 billion for major projects, which primarily include Tenke Fungurume and the Grasberg underground development projects. For 2008, capital expenditures totaled $2.7 billion, which included approximately $1.6 billion for major projects. Lower projected capital expenditures for the year 2009 results from the deferral of capital spending for most of our project development activities, lower spending on the Tenke Fungurume development project (for which construction activities are substantially complete) and reduced spending for sustaining capital. We have announced initiatives to resume certain project development activities that were deferred in late 2008 (refer to “Development Projects” for further discussion). Capital spending plans will continue to be reviewed and adjusted in response to changes in market conditions and other factors.

COPPER, GOLD AND MOLYBDENUM MARKETS

The graphs below illustrate the movements in metals prices from January 1999 through October 2009. World prices for copper, gold and molybdenum have fluctuated significantly during this period. The London Metal Exchange (LME) spot copper price varied from a low of $0.60 per pound in 2001 to a high of $4.08 per pound in July 2008, the London gold price fluctuated from a low of approximately $250 per ounce in 1999 to a high of $1,062 per ounce in October 2009, and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from $2.19 per pound in December 2000 to a high of $39.25 per pound in June 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2008.

Historical LME Copper Prices
Through October 30, 2009
1,600
1,400
1,200
1,000
800
600
400
200
0
000s of metric tons
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
Dollars per pound
LME Copper Prices
LME & COMEX Exchange Stocks*
1999
2001
2003
2005
2007
2009

*  Excludes Shanghai stocks, producer, consumer and merchant stocks.

The graph above presents LME spot copper prices and reported stocks of copper at the LME and the New York Mercantile Exchange (COMEX) from January 1999 through October 2009. From 2006 through most of 2008, disruptions associated with strikes and other operational issues, combined with growing demand from China and other emerging economies resulted in low levels of inventory. Beginning in late 2008, slowing consumption led to increased levels; however, China’s increased buying activity contributed to a decline in exchange inventories during the first half of 2009. Combined LME and COMEX stocks totaled approximately 394 thousand metric tons at September 30, 2009, which represents approximately one week of global consumption.

Turmoil in the United States (U.S.) financial markets and concerns about the global economy negatively impacted copper prices in late 2008 and early 2009; however, copper prices have improved during the first nine months of 2009 as a result of strong Chinese import activity and limited supply. During third-quarter 2009, LME spot copper prices ranged from $2.19 per pound to $2.94 per pound and averaged $2.65 per pound. While the near-term outlook is uncertain, we believe the underlying fundamentals of the copper business remain positive, supported by limited supplies from existing mines and the absence of significant new development projects. Future copper prices are expected to be volatile and are likely to be influenced by demand from China, economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and production levels of mines and copper smelters. The LME spot copper price closed at $2.98 per pound on October 30, 2009.

London Gold Prices
Through October 30, 2009
$1,050
$950
$850
$750
$650
$550
$450
$350
$250
Dollars per ounce
1999
2001
2003
2005
2007
2009

The graph above presents London gold prices from January 1999 through October 2009. During third-quarter 2009, the environment for gold was positive, but volatile, with gold prices ranging from approximately $909 per ounce to $1,019 per ounce and averaging approximately $960 per ounce. Growing investment demand and a weak U.S. dollar are continuing to support gold prices. London gold prices reached a new record high of $1,062 per ounce during October 2009 and closed at approximately $1,040 per ounce on October 30, 2009.

Metals Week Molybdenum Dealer Oxide Prices

Through October 30, 2009

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
1999
2001
2003
2005
2007
2009

The graph above presents Metals Week Molybdenum Dealer Oxide weekly average prices from January 1999 through October 2009. Molybdenum prices have declined significantly from 2008 levels as a result of the financial market turmoil and a decline in demand; however, prices improved during third-quarter 2009, compared to the first half of 2009, with the weekly average price of molybdenum ranging from approximately $10.80 per pound to approximately $18.00 per pound and averaging $14.68 per pound. This increase was driven by Chinese imports and modest recovery in western demand associated with restocking and improved automotive markets. However, molybdenum prices have begun to decline again on weaker demand; the Metals Week Molybdenum Dealer Oxide weekly average price was $11.35 per pound on October 30, 2009.

CONSOLIDATED RESULTS
					Nine Months Ended
	Third-Quarter				September 30,
	2009		2008		2009		2008
Financial Data (in millions, except per share amounts)
Revenuesa	$4,144	b	$4,616	b	$10,430	b	$15,729	b
Operating income	$2,084	b	$1,133	b	$4,264	b	$5,582	b
Net income	$1,203		$742		$2,222		$3,531
Net income attributable to common stockc	$925	d	$523		$1,556	d	$2,592	d
Diluted net income per share of common stock	$2.07	d	$1.31		$3.70	d	$6.20	d
Diluted weighted-average common shares outstandinge	472		447		428		449

Mining Operating Data
Copper (millions of recoverable pounds)
Production	1,015		1,024		3,125		2,845
Sales, excluding purchases	1,000		1,016		3,122		2,869
Average realized price per pound	$2.75		$3.14		$2.35		$3.43
Site production and delivery costs per poundf	$1.15		$1.66		$1.08		$1.58
Unit net cash costs per poundf	$0.50		$1.29		$0.53		$1.21
Gold (thousands of recoverable ounces)
Production	708		300		2,105		825
Sales, excluding purchases	706		307		2,088		852
Average realized price per ounce	$987		$869		$944		$897
Molybdenum (millions of recoverable pounds)
Production	15		21		42		57
Sales, excluding purchases	16		19		42		59
Average realized price per pound	$13.95		$32.11		$11.93		$31.78

a.	Includes the impact of adjustments to provisionally priced concentrate and cathode sales recognized in prior periods. Refer to “Revenues” for further discussion.

b.
As discussed in Note 12, Africa mining became a reportable segment during 2008. Accordingly, we have revised our segment disclosures for the third quarter and first nine months of 2008 to conform to the current period presentation. Following is a summary of revenues and operating income (loss) by operating division (in millions):

	Third-Quarter 2009		Third-Quarter 2008
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
North America copper mines	$920	$399	$1,402	$361
South America copper mines	1,018	572	1,008	388
Indonesia mining	1,656	1,199	802	260
Africa mining	113	4	–	(1)
Molybdenum	258	65	683	211
Rod & Refining	963	4	1,485	5
Atlantic Copper Smelting & Refining	495	(11)	625	1
Corporate, other & eliminations	(1,279)	(148)	(1,389)	(92)
Total	$4,144	$2,084	$4,616	$1,133

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
North America copper mines	$2,241	$543	$4,469	$1,688
South America copper mines	2,604	1,291	4,043	2,272
Indonesia mining	4,388	2,983	2,870	1,313
Africa mining	170	(64)	–	(15)
Molybdenum	590	69	2,117	644
Rod & Refining	2,329	11	4,856	20
Atlantic Copper Smelting & Refining	1,202	(40)	2,014	9
Corporate, other & eliminations	(3,094)	(529)	(4,640)	(349)
Total	$10,430	$4,264	$15,729	$5,582

c.	After noncontrolling interests and preferred dividends.

d.
Includes net losses on early extinguishment of debt totaling $31 million ($28 million to net income attributable to common stock or $0.06 per share for third-quarter 2009 and $0.07 per share for the first nine months of 2009). Refer to Note 7 for further discussion.

The first nine months of 2008 includes net losses on early extinguishment of debt totaling $6 million ($5 million to net income attributable to common stock or $0.01 per share).

e.
As applicable, reflects assumed conversion of our 5½% Convertible Perpetual Preferred Stock (which converted into 17.9 million shares of FCX common stock in September 2009) and 6¾% Mandatory Convertible Preferred Stock (refer to Note 3). In addition, the 2009 periods include the effects of the 26.8 million shares of common stock sold in February 2009.

f.
Reflects per pound weighted-average production and delivery costs and unit net cash costs (net of by-product credits) for our copper mining operations, excluding net noncash and nonrecurring costs and Africa mining. For reconciliations of the per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to “Operations – Unit Net Cash Costs” and to “Product Revenues and Production Costs.”

Revenues
Consolidated revenues include the sale of copper concentrates, copper cathodes, copper rod, molybdenum, gold and other metals by our North and South America copper mines, the sale of copper concentrates (which also contain significant quantities of gold and silver) by our Indonesia mining operation, the sale of copper cathodes by our Africa mining operation, the sale of molybdenum in various forms by our Molybdenum operations, and the sale of copper cathodes, copper anodes, and gold in anodes and slimes by Atlantic Copper. Consolidated revenues totaled $4.1 billion in third-quarter 2009 and $10.4 billion for the first nine months of 2009, compared with $4.6 billion in third-quarter 2008 and $15.7 billion for the first nine months of 2008. Following is a summary of changes in our consolidated revenues between periods (in millions):

	Third	Nine
	Quarter	Months
Consolidated revenues – 2008 periods	$4,616	$15,729
Higher (lower) price realizations from mining operations:
Copper	(390)	(3,279)
Gold	83	98
Molybdenum	(293)	(825)
Higher (lower) sales volumes from mining operations:
Copper	(50)	868
Gold	347	1,108
Molybdenum	(74)	(551)
Lower purchased copper and molybdenum	(325)	(1,356)
Higher (lower) adjustments, for prior period provisionally priced sales
and for PT Freeport Indonesia’s forward copper sales contracts	498	(238)
Lower Atlantic Copper revenues	(130)	(812)
Other, net	(138)	(312)
Consolidated revenues – 2009 periods	$4,144	$10,430

Consolidated revenues in the 2009 periods were impacted by lower copper and molybdenum prices compared to the 2008 periods. Realized copper prices decreased to an average of $2.75 per pound in third-quarter 2009 and $2.35 per pound for the first nine months of 2009, compared with $3.14 per pound in third-quarter 2008 and $3.43 per pound for the first nine months of 2008, and realized molybdenum prices decreased to an average of $13.95 per pound in third-quarter 2009 and $11.93 per pound for the first nine months of 2009, compared with $32.11 per pound in third-quarter 2008 and $31.78 per pound for the first nine months of 2008. Partly offsetting lower copper and molybdenum prices were higher realized gold prices, which increased to an average of $987 per ounce in third-quarter 2009 and $944 per ounce for the first nine months of 2009, compared with $869 per ounce in third-quarter 2008 and $897 per ounce for the first nine months of 2008.

Consolidated revenues were also impacted by sales volumes, which totaled 1.0 billion pounds of copper, 706 thousand ounces of gold and 16 million pounds of molybdenum in third-quarter 2009 and 3.1 billion pounds of copper, 2.1 million ounces of gold and 42 million pounds of molybdenum for the first nine months of 2009. Sales volumes totaled 1.0 billion pounds of copper, 307 thousand ounces of gold and 19 million pounds of molybdenum in third-quarter 2008 and 2.9 billion pounds of copper, 852 thousand ounces of gold and 59 million pounds of molybdenum for the first nine months of 2008. Copper sales volumes were slightly lower in third-quarter 2009, compared with third-quarter 2008, reflecting production curtailments at our North America copper mines, the impact of mining lower ore grades at Candelaria and lower production from the Cerro Verde concentrator, partly offset by higher volumes at Grasberg from mining a higher grade section of the open pit and the contribution from the Tenke Fungurume mine. For the first nine months of 2009, compared with the first nine months of 2008, copper sales volumes were higher primarily as a result of mining in a higher grade section of the Grasberg open pit and the contribution from the Tenke Fungurume mine, partly offset by lower sales volumes at our North America copper mines as a result of production curtailments. Mining a higher grade section of the Grasberg open pit also resulted in substantially higher gold sales volumes in the 2009 periods. Lower molybdenum sales volumes in the 2009 periods reflected reduced demand in the metallurgical and chemical sectors. Refer to “Operations” for further discussion.

During the first nine months of 2009, approximately 56 percent of our mined copper was sold in concentrate, approximately 23 percent as cathodes and approximately 21 percent as rod (principally from our North America operations). Substantially all concentrate and cathode sales contracts at our copper mining operations provide final copper pricing in a specified future period (generally one to four months from the shipment date) based primarily on quoted LME prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until the date of final pricing. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

At June 30, 2009, we had provisionally priced copper sales of 434 million pounds of copper at our copper mining operations (net of intercompany sales, forward copper sales contracts and noncontrolling interests) recorded at an average of $2.25 per pound. Adjustments to the June 30, 2009, provisionally priced copper sales (net of forward copper sales contracts) resulted in a net increase to consolidated revenues of $237 million ($116 million to net income attributable to common stock or $0.25 per share) in third-quarter 2009, compared with a decrease of $280 million ($126 million to net income attributable to common stock or $0.28 per share) in third-quarter 2008. Additionally, adjustments to prior year provisionally priced copper sales at our copper mining operations resulted in a net increase to consolidated revenues of $132 million ($61 million to net income attributable to common stock or $0.14 per share) for the first nine months of 2009, compared with $268 million ($114 million to net income attributable to common stock or $0.25 per share) for the first nine months of 2008.

LME spot copper prices averaged $2.65 per pound in third-quarter 2009, compared with our average recorded price of $2.75 per pound. Approximately half of our third-quarter 2009 consolidated copper sales were provisionally priced at the time of shipment and are subject to final pricing over the next several months. At September 30, 2009, we had provisionally priced copper sales at our copper mining operations totaling 398 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $2.79 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the September 30, 2009, provisional price recorded would have a net impact on our 2009 consolidated revenues of approximately $26 million ($13 million to net income attributable to common stock). The LME spot copper price closed at $2.98 per pound on October 30, 2009.

Production and Delivery Costs
Consolidated production and delivery costs totaled $1.7 billion in third-quarter 2009 and $5.1 billion for the first nine months of 2009, compared with $2.9 billion in third-quarter 2008 and $8.3 billion for the first nine months of 2008. Lower production and delivery costs in the 2009 periods primarily reflected the effects of lower operating rates at our North America copper mines, lower commodity-based input costs and lower purchases of copper.

Our copper mining operations require a significant amount of energy, principally electricity, diesel, coal and natural gas. Excluding Africa mining, for the year 2009, we expect energy costs to approximate 20 percent of our consolidated copper production costs, compared with approximately 25 percent in 2008, which reflects purchases of approximately 190 million gallons of diesel fuel; 5,730 gigawatt hours of electricity at our North and South America mines (we generate all of our power at our Indonesia mining operation); 800 thousand metric tons of coal for our coal power plant in Indonesia; and 1 million MMBTU (million british thermal units) of natural gas at certain of our North America mines.

Consolidated unit site production and delivery costs for our copper mining operations, excluding net noncash and nonrecurring costs and Africa mining, averaged $1.15 per pound of copper in third-quarter 2009 and $1.08 per pound for the first nine months of 2009, compared with $1.66 per pound in third-quarter 2008 and $1.58 per pound for the first nine months of 2008. Lower site production and delivery costs in the 2009 periods reflected higher copper ore grades at Grasberg, reduced operating rates at our North America copper mines to lower production of high-cost incremental volumes, achievement of cost savings initiatives and operating efficiencies, and lower energy and other commodity-based input costs. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements. We will incorporate Africa mining in our consolidated unit net cash cost disclosures upon completion of ramp-up activities, expected in 2010.

Depreciation, Depletion and Amortization
Consolidated depreciation, depletion and amortization expense totaled $252 million in third-quarter 2009 and $740 million for the first nine months of 2009, compared with $442 million in third-quarter 2008 and $1.3 billion for the first nine months of 2008. The decrease in depreciation, depletion and amortization expense primarily reflects the impact of the long-lived asset impairment charges recognized in fourth-quarter 2008.

LCM Inventory Adjustments
Inventories are required to be recorded at the lower of cost or market. We recognized charges of $19 million ($15 million to net income attributable to common stock or $0.04 per share) for lower of cost or market (LCM) molybdenum inventory adjustments in first-quarter 2009; there were no adjustments in the second and third quarters of 2009.

In 2008, we recorded LCM copper inventory adjustments at certain of our North America mines totaling $17 million ($10 million to net income attributable to common stock or $0.02 per share) in third-quarter 2008 and $22 million ($13 million to net income attributable to common stock or $0.03 per share) for the first nine months of 2008.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $74 million in third-quarter 2009 and $225 million for the first nine months of 2009, compared with $90 million in third-quarter 2008 and $300 million for the first nine months of 2008. Lower selling, general and administrative expenses for the first nine months of 2009, compared to the 2008 period, primarily reflected administrative cost savings initiatives and a net decrease in incentive compensation costs.

Exploration and Research Expenses
Consolidated exploration and research expenses totaled $19 million in third-quarter 2009 and $73 million for the first nine months of 2009, compared with $77 million in third-quarter 2008 and $209 million for the first nine months of 2008. Exploration activities are being conducted near our existing mines with a focus on opportunities to expand reserves that will support additional future production capacity in the large mineral districts where we currently operate. Significantly expanded drilling activities during 2007 and 2008 were successful in providing reserve additions and in identifying potential additional ore adjacent to existing ore bodies. Results indicate opportunities for future potential reserve additions at Morenci, Sierrita and Bagdad in North America; Cerro Verde in South America; and in the Tenke Fungurume district.

During 2009, we are focusing on analyzing exploratory data gained through the core drilling previously undertaken in addition to conducting new activities. For 2009, exploration expenditures are expected to approximate $75 million, compared with $248 million in 2008.

Restructuring and Other Charges
Net restructuring and other charges totaled $23 million ($18 million to net income attributable to common stock or $0.04 per share) for the first nine months of 2009. These charges were associated with our revised operating plans and include contract termination costs, other project cancellation costs and employee severance and benefits, partly offset by pension and postretirement gains for special retirement benefits and curtailments. Refer to Note 2 for further discussion.

Interest Expense, Net
Consolidated interest expense (before capitalization) totaled $172 million in third-quarter 2009 and $520 million for the first nine months of 2009, compared with $174 million in third-quarter 2008 and $534 million for the first nine months of 2008. Capitalized interest totaled $10 million in third-quarter 2009 and $69 million for the first nine months of 2009, compared with $35 million in third-quarter 2008 and $90 million for the first nine months of 2008. Lower capitalized interest in the 2009 periods primarily reflects the substantial completion of development activities at our Tenke Fungurume mine.

Losses on Early Extinguishment of Debt
In third-quarter 2009, we recorded losses on early extinguishment of debt totaling $31 million ($28 million to net income attributable to common stock or $0.06 per share for third-quarter 2009 and $0.07 per share for the first nine months of 2009). These losses on early extinguishment of debt included $14 million ($13 million to net income attributable to common stock) associated with the redemption of our $340 million of 6⅞% Senior Notes, and $17 million ($15 million to net income attributable to common stock) for open-market purchases of our 8.25% Senior Notes and our 8.375% Senior Notes. Refer to Note 7 for further discussion.

For the first nine months of 2008, we recorded net losses on early extinguishment of debt totaling $6 million ($5 million to net income attributable to common stock or $0.01 per share) associated with the open-market purchase of $33 million of our 9½% Senior Notes in first-quarter 2008.

Provision for Income Taxes
Our third-quarter 2009 income tax provision resulted from taxes on international operations ($660 million) and U.S. operations ($24 million). Our income tax provision for the first nine months of 2009 resulted from taxes on international operations ($1.5 billion) and U.S. operations ($29 million). Our effective tax rate for 2009 has been highly sensitive to changes in commodity prices and the mix of income between U.S. and international operations. Income taxes for our South America and Indonesia operations are recorded at the applicable statutory rates. At certain commodity prices, we do not record a benefit for losses generated in the U.S. and those losses cannot be used to offset income generated from international operations. The difference between our consolidated effective income tax rate of 41 percent for the first nine months of 2009 and the U.S. federal statutory rate of 35 percent was primarily attributable to the high proportion of income earned in Indonesia, which was taxed at an effective tax rate of 43 percent.

Our third-quarter 2008 income tax provision resulted from taxes on international operations ($230 million) and U.S. operations ($10 million). Our income tax provision for the first nine months of 2008 resulted from taxes on international operations ($1.3 billion) and U.S. operations ($308 million). The difference between our consolidated effective income tax rate of approximately 32 percent for the first nine months of 2008 and the U.S. federal statutory rate of 35 percent was primarily attributable to a U.S. benefit for percentage depletion, partly offset by withholding taxes and incremental U.S. income tax accrued on foreign earnings.

A summary of the approximate amounts in the calculation of our consolidated provision for income taxes for the first nine months of 2009 and 2008 follows (in millions, except percentages):

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
			Income Tax			Income Tax
	Income	Effective	Provision	Income	Effective	Provision
	(Loss)a	Tax Rate	(Benefit)	(Loss)a	Tax Rate	(Benefit)
U.S.	$(135)	(21)%	$29	$1,649	19%	$308
South America	1,269	33%	418	2,225	32%	717
Indonesia	2,952	43%	1,257	1,324	42%	558
Africa	(111)	26%	(29)	–	30%	–
Eliminations and other	(217)	N/A	(74)	(56)	N/A	(15)
Annualized rate adjustmentb	N/A	N/A	(44)	N/A	N/A	59
Consolidated FCX	$3,758	41%c	$1,557	$5,142	32%	$1,627

a.	Represents income (loss) by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes to equal our estimated annualized tax rate.

c.
Our estimated consolidated effective tax rate for the year 2009 will vary with commodity price changes and the mix of income from international and U.S. operations. Following is a summary of our estimated annual consolidated effective tax rate using projected sales volumes and based on various commodity price assumptions for the fourth quarter of 2009:

			Estimated
Copper	Gold	Molybdenum	Effective
(per pound)	(per ounce)	(per pound)	Tax Rate
$2.25	$1,000	$10	44%
$2.75	$1,000	$10	42%
$3.25	$1,000	$10	41%

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

In response to weak market conditions, operating plans at our North America copper mines were revised at the end of 2008 and in early 2009 primarily to reflect curtailed production rates, capital cost reductions and the incorporation of reduced input costs (refer to Note 2 for further discussion). In October 2009, we announced initiatives to resume limited mining activities at the Miami mine in Arizona. This project, which was deferred in late 2008, will improve efficiencies of ongoing reclamation projects associated with historical mining operations at the site (refer to “Development Projects” for further discussion). Operating plans at our North America copper mines continue to be reviewed and additional adjustments will be made in response to changes in market conditions.

Operating Data. Following is summary operating data for the North America copper mines for the third quarters and first nine months of 2009 and 2008.

			Nine Months Ended
	Third-Quarter		September 30,
	2009	2008	2009	2008
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	290	374	851	1,051
Sales, excluding purchases	303	361	885	1,047
Average realized price per pound	$2.69	$3.42	$2.15	$3.56

Molybdenum (millions of recoverable pounds)
Productiona	7	7	20	22

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	519,200	1,067,000	580,200	1,100,300
Average copper ore grade (percent)	0.30	0.23	0.30	0.22
Copper production (millions of recoverable pounds)	216	251	639	683

Mill operations
Ore milled (metric tons per day)	166,300	247,900	172,500	249,800
Average ore grade (percent):
Copper	0.32	0.40	0.33	0.40
Molybdenum	0.03	0.02	0.03	0.02
Copper recovery rate (percent)	86.8	83.5	85.7	83.1
Production (millions of recoverable pounds):
Copper	93	151	270	450
Molybdenum (by-product)	7	7	20	22

a.	Reflects by-product molybdenum production from the North America copper mines. Sales of by-product molybdenum are reflected in the Molybdenum division.

Our North America copper mines continue to operate at reduced rates in response to reduced demand for copper in the western world. As a result, copper sales from the North America mines decreased to 303 million pounds in third-quarter 2009 and 885 million pounds for the first nine months of 2009, compared with 361 million pounds in third-quarter 2008 and 1.0 billion pounds for the first nine months of 2008. Lower copper sales volumes for the first nine months of 2009 were partly offset by higher production at the Safford copper mine, which was ramping up to design capacity during 2008 before operating plans were revised in fourth-quarter 2008 to curtail production.

Consolidated sales volumes from our North America copper mines are expected to approximate 1.2 billion pounds of copper and by-product molybdenum production is expected to approximate 26 million pounds for the year 2009, compared with 1.4 billion pounds of copper and 30 million pounds of by-product molybdenum production in 2008. Production from the North America copper mines in 2010 is currently expected to approximate 1.0 billion pounds, reflecting impacts of reduced 2009 mining activities on 2010 leaching operations.

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

Gross Profit per Pound of Copper and Molybdenum

The following tables summarize unit net cash costs and gross profit per pound at the North America copper mines for the third quarters and first nine months of 2009 and 2008. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Third-Quarter 2009			Third-Quarter 2008
	By-	Co-Product Method		By-	Co-Product Method
	Product		Molyb-	Product		Molyb-
	Method	Copper	denuma	Method	Copper	denuma
Revenues, excluding adjustments shown below	$2.69	$2.69	$13.58	$3.42	$3.42	$33.47

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.22	1.10	6.71	2.07	1.79	15.30
By-product creditsa	(0.29)	–	–	(0.65)	–	–
Treatment charges	0.08	0.08	–	0.09	0.09	–
Unit net cash costs	1.01	1.18	6.71	1.51	1.88	15.30
Depreciation, depletion and amortization	0.22	0.20	0.53	0.52	0.46	2.75
Noncash and nonrecurring costs, net	0.07	0.07	0.05	0.09	0.09	0.14
Total unit costs	1.30	1.45	7.29	2.12	2.43	18.19
Revenue adjustments, primarily for hedging	0.02	0.02	–	(0.23)	(0.23)	–
Idle facility and other non-inventoriable costs	(0.07)	(0.07)	–	(0.04)	(0.04)	(0.03)
Gross profit	$1.34	$1.19	$6.29	$1.03	$0.72	$15.25

Copper sales (millions of recoverable pounds)	302	302		361	361
Molybdenum sales (millions of recoverable pounds)b			7			7

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	By-	Co-Product Method		By-	Co-Product Method
	Product		Molyb-	Product		Molyb-
	Method	Copper	denuma	Method	Copper	denuma
Revenues, excluding adjustments shown below	$2.15	$2.15	$10.52	$3.56	$3.56	$33.01

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.26	1.16	5.46	1.86	1.61	12.14
By-product creditsa	(0.23)	–	–	(0.71)	–	–
Treatment charges	0.09	0.09	–	0.09	0.09	–
Unit net cash costs	1.12	1.25	5.46	1.24	1.70	12.14
Depreciation, depletion and amortization	0.22	0.21	0.37	0.53	0.47	2.57
Noncash and nonrecurring costs, net	0.12	0.12	0.08	0.08	0.08	0.15
Total unit costs	1.46	1.58	5.91	1.85	2.25	14.86
Revenue adjustments, primarily for hedging	0.11	0.11	–	(0.03)	(0.03)	–
Idle facility and other non-inventoriable costs	(0.09)	(0.09)	–	(0.04)	(0.04)	(0.03)
Gross profit	$0.71	$0.59	$4.61	$1.64	$1.24	$18.12

Copper sales (millions of recoverable pounds)	885	885		1,044	1,044
Molybdenum sales (millions of recoverable pounds)b			20			22

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Reflects molybdenum produced by the North America copper mines.

Unit net cash costs (net of by-product credits) for our North America copper mines decreased to $1.01 per pound of copper in third-quarter 2009, compared with $1.51 per pound in third-quarter 2008, primarily reflecting a net decrease in site production and delivery costs ($0.85 per pound) associated with reduced operating rates at higher cost mines and lower input costs (principally for energy), partly offset by changes in inventory, reflecting the impact of historical production in inventory with a higher cost basis. The decrease in site production and delivery costs were partly offset by lower molybdenum credits ($0.36 per pound) resulting from lower molybdenum prices.

Unit net cash costs (net of by-product credits) for our North America copper mines decreased to $1.12 per pound of copper in the first nine months of 2009, compared with $1.24 per pound in the first nine months of 2008, reflecting a net decrease in site production and delivery costs ($0.60 per pound) associated with reduced operating rates at higher cost mines and lower input costs, primarily for energy, partly offset by changes in inventory, reflecting the impact of historical production in inventory with a higher cost basis. The decrease in site production and delivery costs were partly offset by lower molybdenum credits ($0.48 per pound) primarily resulting from lower molybdenum prices.

The decrease in depreciation, depletion and amortization in the third quarter and first nine months of 2009, compared with the 2008 periods, primarily reflects the impact of the long-lived asset impairment charges recognized in fourth-quarter 2008.

Revenue adjustments primarily reflect the change in unrealized gains (losses) on copper derivative contracts entered into with our U.S. rod customers, which allows us to receive market prices in the month of shipment while the customer pays the fixed price they requested.

Our five operating North America copper mines have varying cost structures because of differences in ore grades and ore characteristics, processing costs, by-products and other factors. Based on current operating plans and assuming average prices of $2.75 per pound of copper and $10 per pound of molybdenum during fourth-quarter 2009, we estimate that average unit net cash costs (net of by-product credits) for our North America copper mines would approximate $1.12 per pound of copper for the year 2009, compared with $1.33 per pound in 2008. Each $1 per pound change in the molybdenum price during fourth-quarter 2009 would have an approximate $0.003 per pound impact on the North America copper mines’ 2009 unit net cash costs.

South America Copper Mines
We have four operating copper mines in South America – Cerro Verde in Peru, and Candelaria, Ojos del Salado and El Abra in Chile. We own a 53.56 percent interest in Cerro Verde, an 80 percent interest in both Candelaria and Ojos del Salado and a 51 percent interest in El Abra.

The South America copper mines include open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. In addition to copper, the Candelaria and Ojos del Salado mines produce gold and silver as by-products, and the Cerro Verde mine produces molybdenum concentrates as a by-product. Production from our South America copper mines is sold as copper concentrate or copper cathode under long-term contracts.

In response to weak market conditions, operating plans at our South America copper mines were revised at the end of 2008 and in early 2009 primarily to reflect the incorporation of reduced input costs and a reduction in capital spending plans. We also temporarily curtailed the molybdenum circuit at Cerro Verde (which resumed in September 2009). We have also announced initiatives to resume certain project development activities, including development of sulfide ores at El Abra and an expansion of the Cerro Verde concentrator (refer to “Development Projects” for further discussion).

As reported in Note 15 in our report on Form 10-K for the year ended December 31, 2008, Cerro Verde was notified by Peruvian revenue authorities of their intent to assess mining royalties related to minerals processed by the Cerro Verde concentrator. In August 2009, Cerro Verde received a formal assessment in the amount of approximately $50 million in connection with its alleged obligations for mining royalties and fines for the period from October 2006 to December 2007.  Cerro Verde is challenging this assessment as it believes that royalty obligations with respect to all minerals extracted are governed by its existing stability agreement, regardless of the processing method applied after extraction, and believes that it owes no royalties with respect to minerals processed through its concentrator. FCX is working cooperatively with the Peruvian authorities to resolve this matter.

In July 2009, Candelaria and its workers successfully negotiated new four-year labor agreements effective August 1, 2009, that replaced the existing agreements expiring in fourth-quarter 2009.

Operating Data. Following is summary operating data for the South America copper mines for the third quarters and first nine months of 2009 and 2008.

			Nine Months Ended
	Third-Quarter		September 30,
	2009	2008	2009	2008
Copper (millions of recoverable pounds)
Production	340	394	1,046	1,116
Sales	327	391	1,040	1,122
Average realized price per pound	$2.79	$3.02	$2.43	$3.38

Gold (thousands of recoverable ounces)
Production	22	32	69	83
Sales	20	30	68	83
Average realized price per ounce	$976	$856	$935	$891

Molybdenum (millions of recoverable pounds)
Productiona	–	1	1	2

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	251,500	273,400	254,100	279,600
Average copper ore grade (percent)	0.46	0.45	0.45	0.44
Copper production (millions of recoverable pounds)	142	139	420	418

Mill operations
Ore milled (metric tons per day)	174,200	189,800	181,000	179,300
Average ore grade (percent):
Copper	0.66	0.78	0.67	0.75
Molybdenum	0.02	0.02	0.02	0.02
Copper recovery rate (percent)	89.0	87.8	89.4	89.5
Production (millions of recoverable pounds):
Copper	198	255	626	698
Molybdenum	–	1	1	2

a.	Reflects by-product molybdenum production from our Cerro Verde copper mine. Sales of by-product molybdenum are reflected in the Molybdenum segment.

Copper sales from the South America mines totaled 327 million pounds in third-quarter 2009 and 1.0 billion pounds for the first nine months of 2009, compared with sales of 391 million pounds in third-quarter 2008 and 1.1 billion pounds for the first nine months of 2008. Lower copper sales volumes in the 2009 periods primarily reflect lower ore grades at Candelaria and downtime for mill maintenance at Cerro Verde.

Consolidated sales volumes from our South America mines are expected to approximate 1.4 billion pounds of copper and 100 thousand ounces of gold for the year 2009, compared with 1.5 billion pounds of copper and 116 thousand ounces of gold in 2008.

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

Gross Profit per Pound of Copper

The following tables summarize unit net cash costs and gross profit per pound at the South America copper mines for the third quarters and first nine months of 2009 and 2008. The below tables reflect unit net cash costs per pound of copper under the by-product and co-product methods as the South America copper mines also had small amounts of molybdenum, gold and silver sales. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Third-Quarter 2009		Third-Quarter 2008
	By-Product	Co-Product	By-Product	Co-Product
	Method	Method	Method	Method
Revenues, excluding adjustments shown below	$2.79	$2.79	$3.02	$3.02

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.14	1.09	1.22	1.16
By-product credits	(0.10)	–	(0.15)	–
Treatment charges	0.15	0.15	0.09	0.09
Unit net cash costs	1.19	1.24	1.16	1.25
Depreciation, depletion and amortization	0.20	0.20	0.32	0.30
Noncash and nonrecurring costs, net	0.01	0.02	0.03	0.03
Total unit costs	1.40	1.46	1.51	1.58
Revenue adjustments, primarily for pricing on
prior period open sales	0.37	0.37	(0.51)	(0.51)
Other non-inventoriable costs	(0.03)	(0.02)	(0.01)	(0.01)
Gross profit	$1.73	$1.68	$0.99	$0.92

Copper sales (millions of recoverable pounds)	327	327	391	391

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008
	By-Product	Co-Product	By-Product	Co-Product
	Method	Method	Method	Method
Revenues, excluding adjustments shown below	$2.43	$2.43	$3.38	$3.38

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.05	0.99	1.15	1.11
By-product credits	(0.11)	–	(0.13)	–
Treatment charges	0.15	0.14	0.16	0.16
Unit net cash costs	1.09	1.13	1.18	1.27
Depreciation, depletion and amortization	0.19	0.19	0.34	0.32
Noncash and nonrecurring costs, net	0.01	0.01	0.06	0.06
Total unit costs	1.29	1.33	1.58	1.65
Revenue adjustments, primarily for pricing on
prior year open sales	0.11	0.11	0.21	0.21
Other non-inventoriable costs	(0.02)	(0.02)	(0.02)	(0.03)
Gross profit	$1.23	$1.19	$1.99	$1.91

Copper sales (millions of recoverable pounds)	1,040	1,040	1,122	1,122

Unit net cash costs (net of by-product credits) for our South America copper mines averaged $1.19 per pound of copper in third-quarter 2009, compared with $1.16 per pound in third-quarter 2008, primarily reflecting higher treatment charges ($0.06 per pound) because of the impact of declining copper prices in the 2008 period and lower gold and molybdenum by-product credits ($0.05 per pound), partly offset by lower site production and delivery costs ($0.08 per pound) associated with lower input costs, primarily for energy.

Unit net cash costs (net of by-product credits) for our South America copper mines decreased to $1.09 per pound of copper for the first nine months of 2009, compared with $1.18 per pound for the first nine months of 2008, primarily reflecting lower site production and delivery costs ($0.10 per pound) associated with cost reduction and efficiency efforts and lower input costs (primarily for energy), partly offset by draw downs of inventory with a higher cost basis.

The decrease in depreciation, depletion and amortization in the third quarter and first nine months of 2009, compared with the 2008 periods, primarily reflects the impact of the long-lived asset impairment charges recognized in fourth-quarter 2008.

Our South America copper mines have varying cost structures because of differences in ore grades and ore characteristics, processing costs, by-products and other factors. Assuming average prices of $2.75 per pound of copper during fourth-quarter 2009 and achievement of current 2009 sales, we estimate that average unit net cash costs (net of by-product credits) for our South America copper mines would approximate $1.11 per pound of copper for the year 2009, compared with $1.14 per pound in 2008.

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

Since July 2009, there have been a series of shooting incidents along the road leading to our mining and milling operations at the Grasberg mining complex. In connection with these incidents, there have been three fatalities (including a PT Freeport Indonesia employee, a security contractor and an Indonesian policeman) and several injuries. The Indonesian government has responded with additional security forces and expressed a strong commitment to protect the safety of the community and our operations. The investigation of these matters is continuing, and we have taken precautionary measures, including limiting use of the road to secured convoys. Our mining and milling activities have continued uninterrupted; however, prolonged limitations on access to the road could adversely affect operations at the mine.

In July 2009, PT Freeport Indonesia and its workers successfully negotiated a new two-year labor agreement effective October 1, 2009, that replaces the existing agreement.

Operating Data. Following is summary operating data for our Indonesia mining operations for the third quarters and first nine months of 2009 and 2008.

			Nine Months Ended
	Third-Quarter		September 30,
	2009	2008	2009	2008
Consolidated Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	331	256	1,138	678
Sales	330	264	1,131	700
Average realized price per pound	$2.77	$2.94	$2.41	$3.33

Gold (thousands of recoverable ounces)
Production	685	264	2,033	731
Sales	683	271	2,015	757
Average realized price per ounce	$988	$870	$944	$897

100% Operating Data
Ore milled (metric tons per day):
Grasberg open pita	172,100	132,200	167,500	122,700
Deep Ore Zone (DOZ) underground minea	69,100	60,800	71,300	62,700
Total	241,200	193,000	238,800	185,400
Average ore grade:
Copper (percent)	0.90	0.82	1.04	0.76
Gold (grams per metric ton)	1.33	0.61	1.32	0.59
Recovery rates (percent):
Copper	90.7	89.8	90.7	89.8
Gold	84.7	78.0	83.5	78.6
Production (recoverable):
Copper (millions of pounds)	385	274	1,298	725
Gold (thousands of ounces)	799	264	2,267	731

a.	Amounts represent the approximate average daily throughput processed at PT Freeport Indonesia’s mill facilities from each producing mine.

At the Grasberg mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production resulting in varying quarterly and annual sales of copper and gold. PT Freeport Indonesia’s share of sales totaled 330 million pounds of copper and 683 thousand ounces of gold in third-quarter 2009 and 1.1 billion pounds of copper and 2.0 million ounces of gold for the first nine months of 2009, compared with sales of 264 million pounds of copper and 271 thousand ounces of gold in third-quarter 2008 and 700 million pounds of copper and 757 thousand ounces of gold for the first nine months of 2008. Copper and gold sales volumes were higher in the 2009 periods as a result of mining in a higher grade section of the Grasberg open pit, including accelerated mining of a higher grade section that was previously scheduled to be mined in future periods.

PT Freeport Indonesia’s sales are expected to approximate 1.4 billion pounds of copper and 2.4 million ounces of gold for the year 2009, compared with 1.1 billion pounds of copper and 1.2 million ounces of gold in 2008. PT Freeport Indonesia’s sales are expected to approximate 1.3 billion pounds of copper and 1.8 million ounces of gold for the year 2010, as a result of mining in a lower grade section of the Grasberg open pit, compared with 2009.

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

Gross Profit per Pound of Copper/per Ounce of Gold

The following tables summarize the unit net cash (credits) costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the third quarter and first nine months of 2009 and 2008. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product”

methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Third-Quarter 2009			Third-Quarter 2008
	By-Product	Co-Product Method		By-Product	Co-Product Method
	Method	Copper	Gold	Method	Copper	Gold
Revenues, after adjustments shown below	$2.77	$2.77	$987.55	$2.94	$2.94	$870.08

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.10	0.63	224.69	1.76	1.34	390.55
Gold and silver credits	(2.10)	–	–	(0.93)	–	–
Treatment charges	0.24	0.13	48.33	0.24	0.18	52.81
Royalty on metals	0.12	0.07	24.24	0.12	0.09	26.30
Unit net cash (credits) costs	(0.64)	0.83	297.26	1.19	1.61	469.66
Depreciation and amortization	0.20	0.11	39.82	0.20	0.15	44.45
Noncash and nonrecurring costs, net	0.01	0.01	2.42	0.02	0.02	3.70
Total unit (credits) costs	(0.43)	0.95	339.50	1.41	1.78	517.81
Revenue adjustments, primarily for pricing on
prior period open sales	0.49	0.49	4.80	(0.47)	(0.47)	(8.72)
PT Smelting intercompany profit	(0.02)	(0.01)	(5.65)	0.04	0.03	8.38
Gross profit	$3.67	$2.30	$647.20	$1.10	$0.72	$351.93

Consolidated sales
Copper (millions of recoverable pounds)	330	330		264	264
Gold (thousands of recoverable ounces)			683			271
	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	By-Product	Co-Product Method		By-Product	Co-Product Method
	Method	Copper	Gold	Method	Copper	Gold
Revenues, after adjustments shown below	$2.41	$2.41	$944.05	$3.33	$3.33	$897.19

Site production and delivery, before net noncash
and nonrecurring costs shown below	0.98	0.57	222.78	1.84	1.40	379.34
Gold and silver credits	(1.74)	–	–	(1.04)	–	–
Treatment charges	0.22	0.12	49.92	0.28	0.21	57.68
Royalty on metals	0.10	0.06	22.92	0.12	0.09	25.51
Unit net cash (credits) costs	(0.44)	0.75	295.62	1.20	1.70	462.53
Depreciation and amortization	0.18	0.11	41.81	0.21	0.16	42.89
Noncash and nonrecurring costs, net	0.03	0.02	5.89	0.03	0.03	6.85
Total unit (credits) costs	(0.23)	0.88	343.32	1.44	1.89	512.27
Revenue adjustments, primarily for pricing on
prior period open sales	0.05	0.05	2.74	0.13	0.13	9.05
PT Smelting intercompany profit	(0.04)	(0.02)	(9.38)	0.01	0.01	1.38
Gross profit	$2.65	$1.56	$594.09	$2.03	$1.58	$395.35

Consolidated sales
Copper (millions of recoverable pounds)	1,131	1,131		700	700
Gold (thousands of recoverable ounces)			2,015			757

Because of the fixed nature of a large portion of PT Freeport Indonesia’s costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period. Unit net cash costs (net of gold and silver credits) decreased to a net credit of $0.64 per pound of copper in third-quarter 2009, compared with a net cost of $1.19 per pound in third-quarter 2008. This decrease primarily reflected higher gold and silver credits ($1.17 per pound) resulting from higher gold sales volumes and prices in third-quarter 2009 and lower site production and delivery costs ($0.66 per pound) primarily associated with higher copper sales volumes and lower energy costs.

Unit net cash costs (net of gold and silver credits) decreased to a net credit of $0.44 per pound of copper for the first nine months of 2009, compared with a net cost of $1.20 per pound for the first nine months of 2008, reflecting lower site production and delivery costs ($0.86 per pound) primarily associated with higher copper sales volumes and lower energy costs, and higher gold and silver credits ($0.70 per pound) resulting from higher gold sales volumes and prices in the first nine months of 2009.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

Because certain assets are depreciated on a straight-line basis, PT Freeport Indonesia’s unit depreciation rate varies with the level of copper production and sales.

Assuming average copper prices of $2.75 per pound and average gold prices of $1,000 per ounce during fourth-quarter 2009 and achievement of current 2009 sales estimates, we estimate that average unit net cash costs for PT Freeport Indonesia (net of gold and silver credits) would approximate a net credit of $0.33 per pound of copper for the year 2009, compared with a net cost of $0.96 per pound in 2008. Each $50 per ounce change in gold prices during fourth-quarter 2009 would have an approximate $0.015 per pound impact on PT Freeport Indonesia’s 2009 unit net cash costs.

Africa Mining
We hold an effective 57.75 percent interest in the Tenke Fungurume (Tenke) copper and cobalt mining concessions in the Katanga province of the DRC and are the operator of the project. Construction activities for the initial project are substantially complete. Copper production commenced in March 2009 and achieved targeted rates in September 2009. The cobalt and sulphuric acid plants were commissioned in third-quarter 2009 and start-up issues are being addressed. Current operations are designed to produce approximately 250 million pounds of copper and 18 million pounds of cobalt per year. Refer to “Development Projects” for further discussion.

The Tenke mine includes open-pit mining, leaching and SX/EW operations. Copper production from the Tenke mine is sold as copper cathode. In addition to copper, the Tenke mine produces cobalt hydroxide.

We are continuing to work cooperatively with the DRC government to resolve the ongoing contract review but cannot predict the timing or the outcome of this process. The contract review process has not affected our development schedule and we are continuing to operate pursuant to the terms of our contract. We believe that the contract is fair and equitable, complies with Congolese law and is enforceable without modification.

In July 2009, Tenke entered into a settlement agreement with DRC revenue authorities in connection with an administrative audit regarding the payment of fees for work permits and visas for its foreign workers and subcontractors, including short-term workers. Pursuant to the agreement, which covers the period from January 2007 to July 2009, Tenke paid approximately $16 million in fees and penalties. The procedures associated with obtaining labor and immigration authorizations for short-term workers on a timely basis are not clearly established in the DRC, and Tenke continues to work proactively and cooperatively with the revenue authorities to establish approved procedures for doing so consistent with its mining convention and local law.

For additional information related to international risks associated with our Africa operations, see Item 1A. Risk Factors of Part I of our annual report on Form 10-K for the year ended December 31, 2008, and Item 1A. Risk Factors of Part II of our quarterly reports on Form 10-Q for the quarters ended June 30, 2009, and September 30, 2009.

Operating Data. Following is summary operating data for our Africa mining operations for the quarter and nine months ended September 30, 2009.

	Third-Quarter	Nine Months
Copper (millions of recoverable pounds)
Production	54	90
Sales	40	66
Average realized price per pound	$2.76	$2.57

Ore milled (metric tons per day)	7,900	7,100

Average copper ore grade (percent)	3.66	3.44
Copper recovery rate (percent)	89.3	90.5

Tenke’s sales are expected to approximate 115 million pounds of copper for the year 2009. The high grades of copper and cobalt produced from the ore at Tenke are expected to result in an attractive cost structure once the full operation reaches design capacity. Upon reaching design capacity in the copper and cobalt circuits and assuming an average price of $10 per pound of cobalt, average unit net cash costs for Tenke are targeted to be

$0.50 per pound of copper or lower. Each $2 per pound change in average cobalt prices would have an approximate $0.12 per pound impact on Tenke’s unit net cash costs. Costs in the initial operations will be higher as start-up issues are addressed.

Pursuant to our agreement with Lundin Mining Corporation (Lundin), we are responsible for funding our share (70 percent) of project development costs and 100 percent of certain cost overruns on the initial Tenke Fungurume project. We and Lundin will be repaid our advances prior to distributions to shareholders of Tenke Fungurume. Accordingly, we will receive a disproportionate share of cash flow until the cost overrun financing and advances are repaid.

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

Operating Data. Following is summary operating data for the Molybdenum operations for the third quarters and first nine months of 2009 and 2008.

			Nine Months Ended
	Third-Quarter		September 30,
	2009	2008	2009	2008
Molybdenum (millions of recoverable pounds)
Productiona	8	13	21	33
Sales, excluding purchasesb	16	19	42	59
Average realized price per pound	$13.95	$32.11	$11.93	$31.78

Henderson molybdenum mine
Ore milled (metric tons per day)	17,600	27,800	14,800	26,500
Average molybdenum ore grade (percent)	0.26	0.25	0.26	0.23
Molybdenum production (millions of recoverable pounds)	8	13	21	33

a.	Reflects production at the Henderson molybdenum mine.

b.	Includes sales of molybdenum produced as a by-product at our North and South America copper mines.

Molybdenum markets have been significantly affected by the downturn in economic conditions; as a result, the Henderson molybdenum mine continues to operate at 60 percent of capacity. Molybdenum sales volumes, which totaled 16 million pounds in third-quarter 2009 and 42 million pounds for the first nine months of 2009, were lower than the 2008 periods because of lower demand. We will continue to review operating plans and adjust operating rates to reflect market conditions.

Molybdenum sales volumes are expected to approximate 56 million pounds for the year 2009, compared with 71 million pounds in 2008.

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

Gross Profit per Pound of Molybdenum

The following tables summarize the unit net cash costs and gross profit per pound at our Henderson molybdenum mine for the third quarters and first nine months of 2009 and 2008. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

			Nine Months Ended
	Third-Quarter		September 30,
	2009	2008	2009	2008
Revenues	$13.05	$31.21	$11.38	$30.32

Site production and delivery, before net noncash
and nonrecurring costs shown below	4.69	4.90	5.34	4.99
Unit net cash costs	4.69	4.90	5.34	4.99
Depreciation, depletion and amortization	1.00	4.20	0.98	4.23
Noncash and nonrecurring costs, net	0.02	0.39	0.03	0.17
Total unit costs	5.71	9.49	6.35	9.39
Gross profita	$7.34	$21.72	$5.03	$20.93

Molybdenum sales (millions of recoverable pounds)b	8	13	21	33

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

Henderson’s unit net cash costs were $4.69 per pound of molybdenum in third-quarter 2009 and $5.34 per pound for the first nine months of 2009, compared with $4.90 per pound in third-quarter 2008 and $4.99 per pound for the first nine months of 2008. Henderson’s unit net cash costs were unfavorably impacted in the 2009 periods by lower molybdenum production. The effect of lower production volumes in third-quarter 2009, compared with third-quarter 2008, was more than offset by the impact of cost reduction efforts.

The decrease in Henderson’s depreciation, depletion and amortization in the 2009 periods primarily reflects the impact of the long-lived asset impairment charges recognized in fourth-quarter 2008.

Assuming achievement of current 2009 sales estimates, we estimate that the 2009 average unit net cash costs for Henderson would approximate $5.60 per pound of molybdenum, compared with $5.36 per pound in 2008.

Atlantic Copper Smelting & Refining
Atlantic Copper is our wholly owned subsidiary located in Spain. Atlantic Copper’s operations involve the smelting and refining of copper concentrates and the marketing of refined copper and precious metals in slimes. Our investment in smelters serves an important role in our concentrate marketing strategy. PT Freeport Indonesia generally sells, under long-term contracts, approximately one-half of its concentrate production to its affiliated smelters, Atlantic Copper and PT Smelting (PT Freeport Indonesia’s 25-percent owned copper smelter and refinery in Indonesia), and the remainder to other customers. Additionally, certain of our South America mining operations sell a portion of their copper concentrate and cathode inventories to Atlantic Copper. Through downstream integration, we are assured placement of a significant portion of our concentrate production. During the first nine months of 2009, Atlantic Copper purchased approximately 37 percent of its concentrate requirements from PT Freeport Indonesia and approximately 28 percent from our South America mines.

Smelting and refining charges consist of a base rate and, in certain contracts, price participation based on copper prices. Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and our South America mining operations and income to Atlantic Copper and PT Smelting. Thus, higher treatment and refining charges benefit our smelter operations at Atlantic Copper and PT Smelting and adversely affect our mining operations in Indonesia and South America. Our North America copper mines are not significantly affected by changes in treatment and refining charges because these operations are fully integrated with our Miami smelter located in Arizona.

Atlantic Copper had operating losses of $11 million in third-quarter 2009 and $40 million for the first nine months of 2009, compared to operating income of $1 million in third-quarter 2008 and $9 million for the first nine months of 2008. The decrease in Atlantic Copper’s operating results for the 2009 periods, compared to the 2008 periods, primarily reflects lower sulphuric acid revenues related to lower prices.

We defer recognizing profits on PT Freeport Indonesia’s and our South America copper mines’ sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until final sales to third parties occur. Changes in these net deferrals resulted in net reductions to net income attributable to common stock totaling $29 million ($0.06 per share) in third-quarter 2009 and $124 million ($0.29 per share) for the first nine months of 2009, compared with net additions of $33 million ($0.07 per share) in both the third quarter and first nine months of 2008. At September 30, 2009, our net deferred profits on PT Freeport Indonesia’s and the South America copper mines’ inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and noncontrolling interests totaled $152 million.

Atlantic Copper has a labor contract covering certain employees, which expired in December 2007. During March 2009, we successfully negotiated a new four-year labor contract, retroactive to January 1, 2008.

DEVELOPMENT PROJECTS

We have several projects and potential opportunities to expand our production volumes, extend mine lives and develop large-scale ore bodies. Major development projects for the first nine months of 2009 have consisted of underground development in the Grasberg minerals district and the Tenke Fungurume project (for which construction activities are substantially complete). We previously deferred several project development activities because of the downturn in global economic conditions. In October 2009, we announced that we are resuming certain project development activities, including the development of the El Abra sulfide ore, the incremental expansion of the Cerro Verde concentrator and the restart of the Miami mine. Capital spending plans will continue to be reviewed and adjusted in response to changes in market conditions.

Indonesia. We have several projects in progress in the Grasberg minerals district, including developing the large-scale, high-grade underground ore bodies located beneath and adjacent to the Grasberg open pit. In addition, we are completing the feasibility study for the Deep Mill Level Zone (DMLZ). The following discussion provides additional information on these current projects, including the continued development of the Common Infrastructure project, the Grasberg Block Cave and Big Gossan underground mines, a further expansion of the DOZ underground mine and development of the DMLZ ore body.

•
Common Infrastructure and Grasberg Block Cave. In 2004, PT Freeport Indonesia commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system has reached the Big Gossan terminal and we are proceeding with development of the lower Big Gossan infrastructure. We have also advanced development of the Grasberg spur and have completed the tunneling required to reach the Grasberg underground ore body. During the first nine months of 2009, we continued development of the Grasberg Block Cave terminal infrastructure and mine access.

In 2008, we completed the feasibility study for the development of the Grasberg Block Cave underground mine, which accounts for over one-third of our reserves in Indonesia. Production at the Grasberg Block Cave mine is currently scheduled to commence at the end of mining the Grasberg open pit, which is expected to continue until the end of 2015. The timing of the Grasberg Block Cave mine development will continue to be assessed.

Based on the 2008 feasibility study, aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $3.1 billion to be incurred between 2008 and 2021, with PT Freeport Indonesia’s share totaling approximately $2.8 billion. Aggregate project costs totaling $97 million have been incurred through September 30, 2009.

•
Big Gossan. The Big Gossan underground mine is a high-grade deposit located near PT Freeport Indonesia’s existing milling complex. The Big Gossan mine is being developed as an open-stope mine with backfill consisting of mill tailings and cement, an established mining methodology expected to be higher cost than the block-cave method used at the DOZ mine. Production is designed to ramp up to 7,000 metric tons per day by late 2012 (equal to average annual aggregate incremental production of 125 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts). The aggregate capital investment for this project is currently estimated at approximately $480 million, of which $364 million has been incurred through September 30, 2009.

•
DOZ Expansion. In mid-2007, PT Freeport Indonesia completed the expansion of the capacity of the DOZ underground operation to allow a sustained rate of 50,000 metric tons of ore per day. PT Freeport Indonesia’s further expansion of the DOZ mine to 80,000 metric tons of ore per day is substantially complete. The capital cost for this expansion approximated $100 million, with PT Freeport Indonesia’s 60 percent share totaling approximately $60 million. The success of the development of the DOZ mine, one of the world’s largest underground mines, provides confidence in the future development of PT Freeport Indonesia’s large-scale undeveloped underground ore bodies.

•
DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. We expect to complete the DMLZ feasibility study in fourth-quarter 2009 and to mine the ore body using a block-cave method with production beginning near completion of mining at the DOZ. Drilling efforts continue to determine the extent of this ore body. Aggregate mine development capital costs for the DMLZ are expected to approximate $1.6 billion with PT Freeport Indonesia’s share totaling approximately $0.9 billion, which are expected to be incurred from 2009 to 2020.

Tenke Fungurume. Construction activities for the initial project are substantially complete. Approximately $2 billion in total aggregate project costs have been incurred through September 30, 2009. Copper production commenced in March 2009 and achieved targeted rates in September 2009. The cobalt and sulphuric acid plants were commissioned in third-quarter 2009 and start-up issues are being addressed. Current operations are designed to produce approximately 250 million pounds of copper and 18 million pounds of cobalt per year.

The initial project is based on mining and processing ore reserves approximating 119 million metric tons with average ore grades of 2.6 percent copper and 0.35 percent cobalt. We continue to engage in drilling activities, exploration analyses and metallurgical testing to evaluate the potential of this highly prospective district. As a result, we expect its ore reserves to increase significantly over time, enabling future expansions of the initial production facilities. We plan to commence a feasibility study in fourth-quarter 2009 to evaluate a second phase of the project, which would include optimizing the current plant and potentially increasing capacity by 50 percent.

The project was designed and constructed in a world-class fashion, using modern technology and following international standards for environmental management, occupational safety and social responsibility. The facilities include impermeable lined tailing storage and wastewater treatment ponds, and we have made significant investments in infrastructure in the region, including a national road and improvements in power generation and transmission systems. Our social programs include local micro-enterprise businesses, agricultural capacity building initiatives, malaria abatement, potable drinking water wells, new medical facilities and several new schools. The project will continue to provide important benefits to the Congolese through employment and the provision of local services and to the DRC government through substantial tax, royalty and dividend payments.

El Abra Sulfide Ore. We are resuming development of a large sulfide deposit at El Abra that will extend the mine life by over ten years. Production from the sulfide ore of approximately 300 million pounds of copper per year would replace the current oxide copper production that is expected to decline over the next several years. The project will utilize a portion of the existing facilities to process the additional sulfide ore. The total aggregate capital investment for this project is expected to total $600 million through 2015, of which approximately $450 million is for the initial phase of the project that is expected to be completed in 2012. Project costs of $81 million have been incurred as of September 30, 2009 (most of which were incurred prior to the end of 2008).

Cerro Verde Expansion. We have commenced a project to optimize throughput at the existing Cerro Verde concentrator. This project is designed to add 30 million pounds of additional copper production per year by increasing mill throughput from 108,000 tons per day to 120,000 tons per day. The aggregate capital investment for this project is expected to total approximately $50 million. We continue to study the potential for a major expansion at Cerro Verde.

Miami Restart. We are restarting limited mining activities at the Miami copper mine in Arizona, which will improve efficiencies of ongoing reclamation projects associated with historical mining operations at the site. During the approximate five-year mine life, we expect to ramp up production to approximately 100 million pounds of copper per year by the second half of 2011. The investment for this project is expected to approximate $40 million, which is lower than the initial estimate of $100 million because we intend to transfer existing mining equipment from other North America sites, rather than purchasing new equipment.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our production levels, production costs, cash payments for income taxes and interest, other working capital changes and other factors. As a result of weak economic conditions, we revised our operating plans at the end of 2008 and in early 2009 to protect liquidity while preserving our large mineral resources and growth options for the longer term (refer to Note 2 for further discussion). Strong operating performance and rising copper prices during the first nine months of 2009 have enabled us to enhance our financial and liquidity position, allowing us to manage volatile conditions effectively, reduce debt and reinstate cash dividends to shareholders, while maintaining our future growth opportunities. In addition we have announced initiatives to resume certain project development activities that were deferred in late 2008. We view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy and will continue to adjust our operating strategy as market conditions change.

Based on current mine plans and subject to future copper, gold and molybdenum prices, we expect estimated operating cash flows for 2009 to be greater than our budgeted capital expenditures, expected debt payments, preferred dividends, noncontrolling interest distributions and other cash requirements.

Cash and Cash Equivalents
At September 30, 2009, we had consolidated cash and cash equivalents of $2.3 billion. The following table reflects the U.S. and international components of consolidated cash and cash equivalents at September 30, 2009, and December 31, 2008 (in millions):

	September 30,	December 31,
	2009	2008
Cash at domestic companiesa	$709	$95
Cash at international operations	1,560	777
Total consolidated cash and cash equivalents	2,269	872
Less: Noncontrolling interests’ share	(405)	(267)
Cash, net of noncontrolling interests’ share	1,864	605
Less: Withholding taxes and other	(185)	(151)
Net cash available to FCX parent	$1,679	$454

a.	Includes cash at our parent company and North America operations.

Operating Activities
We generated operating cash flows totaling $2.9 billion for the first nine months of 2009, net of $523 million used for working capital requirements, which primarily related to settlement of final pricing with customers on 2008 provisionally priced copper sales (approximately $600 million). Operating cash flows generated for the first nine months of 2008 totaled $3.2 billion, net of $1.5 billion used for working capital requirements, including settlement of the 2007 copper price protection program contract ($598 million).

Consolidated revenues, operating cash flows and net income vary significantly with fluctuations in the market prices of copper, gold and molybdenum, sales volumes and other factors. Refer to “Overview and Outlook” for further discussion of projected 2009 operating cash flows.

Investing Activities
Capital expenditures, including capitalized interest, decreased to $1.1 billion for the first nine months of 2009, compared with $1.9 billion for the first nine months of 2008, reflecting the effects of the decision to defer capital spending for several projects, lower capital spending for the Tenke Fungurume development project, for which construction activities are substantially complete, and reduced spending for sustaining capital. Refer to “Development Projects” for further discussion.

Refer to “Overview and Outlook” for further discussion of projected capital expenditures for 2009.

Financing Activities
Equity and Debt Transactions. In February 2009, we completed a public offering of 26.8 million shares of our common stock at an average price of $28.00 per share, which generated gross proceeds of $750 million (net proceeds of $740 million after fees and expenses). Net proceeds were used for general corporate purposes, including the repayment of amounts outstanding under our revolving credit facilities, working capital and capital expenditures. In September 2009, we called for the redemption of the remaining shares of our 5½% Convertible Perpetual Preferred Stock. Of the shares outstanding at the time of the call, 830,529 shares converted into 17.9 million shares of FCX common stock and the remaining 1,025 shares were redeemed for approximately $1 million in cash.

At September 30, 2009, we had 430 million common shares outstanding; assuming conversion of our 6¾% Mandatory Convertible Preferred Stock, which automatically converts on May 1, 2010, we would have between 469 million and 477 million common shares outstanding (depending on the applicable market price of our common stock).

During third-quarter 2008, we purchased 6.3 million shares of our common stock for $500 million ($79.15 per share average). However, because of financial market turmoil and declines in copper and molybdenum prices, in September 2008, we suspended purchases of our common stock under the open-market share purchase program. There are 23.7 million shares remaining under this program. The timing of future purchases of our common stock is dependent on many factors, including our operating results; cash flows and financial position; copper, gold and molybdenum prices; the price of our common shares; and general economic and market conditions.

Total debt approximated $6.6 billion at September 30, 2009, and $7.4 billion at December 31, 2008. In August 2009, we redeemed our $340 million in 6⅞% Senior Notes for $352 million (plus accrued and unpaid interest). In addition, during September 2009, we purchased, in the open market, $99 million of our 8.25% Senior Notes for $107 million and $92 million of our 8.375% Senior Notes for $99 million. Refer to Note 7 for further discussion of these transactions. During October 2009, we made additional open-market purchases of our 8.25% and 8.375% Senior Notes (refer to Note 11 for further discussion). In total, we repaid $638 million in debt during third-quarter 2009 and through October 2009 at a cost of $672 million. These transactions will result in annual interest cost savings of approximately $48 million. We have no significant debt maturities in the near term; however, we may consider additional opportunities to prepay debt in advance of scheduled maturities.

In February 2008, we purchased, in an open-market transaction, $33 million of our 9½% Senior Notes for $46 million.

We have revolving credit facilities available through March 2012, which are composed of a (i) $1.0 billion revolving credit facility available to FCX and a (ii) $0.5 billion revolving credit facility available to both FCX and PT Freeport Indonesia. At September 30, 2009, we had no borrowings and $73 million of letters of credit issued under the facilities, resulting in availability of approximately $1.4 billion. The revolving credit facilities contain restrictions on the amount available for dividend payments, purchases of our common stock and certain debt prepayments. However, these restrictions do not apply as long as availability under the revolvers plus domestic cash exceeds $750 million. As of September 30, 2009, we had availability under the revolvers plus available domestic cash (as defined by the revolving credit facility) totaling approximately $2.7 billion.

In addition, the indenture governing our $6.0 billion in senior notes used to finance the Phelps Dodge acquisition contains restrictions on incurring debt, making restricted payments and selling assets. As a result of our current corporate credit rating and the ratings on our unsecured debt (investment grade), these covenants are currently suspended. However, to the extent the rating is downgraded below investment grade, the covenants would again become effective.

Cash Dividends. The declaration and payment of dividends is at the discretion of our Board of Directors (the Board). The amount of the cash dividend on our common stock is dependent upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. Because of the deterioration in copper and molybdenum prices and in general economic conditions, in December 2008, the Board suspended the cash dividend on our common stock; accordingly, there were no common dividends paid during the first nine months of 2009, compared with $504 million paid during the first nine months of 2008. In October 2009, the Board reinstated an annual cash dividend on our common stock of $0.60 per share. The Board would declare a quarterly dividend of $0.15 per share, with the initial dividend expected to be paid on February 1, 2010. The Board will continue to review our financial policy on an ongoing basis.

Preferred stock dividends paid totaled $181 million during the first nine months of 2009 and $191 million during the first nine months of 2008 representing dividends on our 5½% Convertible Perpetual Preferred Stock and 6¾% Mandatory Convertible Preferred Stock. On September 24, 2009, FCX declared a regular quarterly dividend of $1.6875 per share on our 6¾% Mandatory Convertible Preferred Stock, which was paid on November 1, 2009, to shareholders of record at the close of business on October 15, 2009. The conversion and redemption of our 5½% Convertible Perpetual Preferred Stock will result in preferred dividend savings of approximately $46 million per year. Additionally, our 6¾% Mandatory Convertible Preferred Stock will automatically convert on May 1, 2010, into between 39 million and 47 million shares of FCX common stock (depending on the applicable market price of our common stock), which will reduce preferred dividends by an additional $194 million per year.

Cash dividends paid to noncontrolling interests totaled $149 million during the first nine months of 2009 primarily reflecting dividends paid to the noncontrolling interest owners of PT Freeport Indonesia, compared with $714 million paid during the first nine months of 2008 primarily reflecting dividends paid to the noncontrolling interest owners of our South America copper mines.

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

NEW ACCOUNTING STANDARDS

Refer to Note 10 for information on new accounting standards.

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

North America Copper Mines Product Revenues and Production Costs

Three Months Ended September 30, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenuma	Otherb	Total
Revenues, excluding adjustments shown below	$813	$813	$87	$13	$913

Site production and delivery, before net noncash
and nonrecurring costs shown below	370	331	43	7	381
By-product creditsa	(89)	–	–	–	–
Treatment charges	24	24	–	–	24
Net cash costs	305	355	43	7	405
Depreciation, depletion and amortization	66	62	3	1	66
Noncash and nonrecurring costs, net	20	19	1	–	20
Total costs	391	436	47	8	491
Revenue adjustments, primarily for hedging	6	6	–	–	6
Idle facility and other non-inventoriable costs	(22)	(22)	–	–	(22)
Gross profit	$406	$361	$40	$5	$406

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$913	$381	$66
Net noncash and nonrecurring costs per above	N/A	20	N/A
Treatment charges per above	N/A	24	N/A
Revenue adjustments, primarily for hedging per above	6	N/A	N/A
Eliminations and other	1	26	4
North America copper mines	920	451	70
South America copper mines	1,018	379	67
Indonesia mining	1,656	369	64
Africa mining	113	89	20
Molybdenum	258	177	13
Rod & Refining	963	957	2
Atlantic Copper Smelting & Refining	495	493	9
Corporate, other & eliminations	(1,279)	(1,200)	7
As reported in FCX’s consolidated financial statements	$4,144	$1,715	$252

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Three Months Ended September 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper		Molybdenuma	Otherb	Total
Revenues, excluding adjustments shown below	$1,236	$1,236		$231	$22	$1,489

Site production and delivery, before net noncash
and nonrecurring costs shown below	747	648		105	11	764
By-product creditsa	(236)	–		–	–	–
Treatment charges	32	31		–	1	32
Net cash costs	543	679		105	12	796
Depreciation, depletion and amortization	188	167		19	2	188
Noncash and nonrecurring costs, net	33	31		1	1	33
Total costs	764	877		125	15	1,017
Revenue adjustments, primarily for hedging	(83)	(83)		–	–	(83)
Idle facility and other non-inventoriable costs	(16)	(15)		(1)	–	(16)
Gross profit	$373	$261		$105	$7	$373

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$1,489	$764		$188
Net noncash and nonrecurring costs per above	N/A	33		N/A
Treatment charges per above	N/A	32		N/A
Revenue adjustments, primarily for hedging per above	(83)	N/A		N/A
Eliminations and other	(4)	18		6
North America copper mines	1,402	847	c	194
South America copper mines	1,008	497		123
Indonesia mining	802	470		52
Africa mining	–	–		1
Molybdenum	683	417		52
Rod & Refining	1,485	1,478		2
Atlantic Copper Smelting & Refining	625	611		9
Corporate, other & eliminations	(1,389)	(1,446)		9
As reported in FCX’s consolidated financial statements	$4,616	$2,874	c	$442

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

c.	Includes LCM copper inventory adjustments of $17 million.

North America Copper Mines Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper		Molybdenuma	Otherb	Total
Revenues, excluding adjustments shown below	$1,908	$1,908		$206	$29	$2,143

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,116	1,027		107	15	1,149
By-product creditsa	(202)	–		–	–	–
Treatment charges	74	73		–	1	74
Net cash costs	988	1,100		107	16	1,223
Depreciation, depletion and amortization	197	188		7	2	197
Noncash and nonrecurring costs, net	107	105		2	–	107
Total costs	1,292	1,393		116	18	1,527
Revenue adjustments, primarily for hedging	94	94		–	–	94
Idle facility and other non-inventoriable costs	(84)	(84)		–	–	(84)
Gross profit	$626	$525		$90	$11	$626

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$2,143	$1,149		$197
Net noncash and nonrecurring costs per above	N/A	107		N/A
Treatment charges per above	N/A	74		N/A
Revenue adjustments, primarily for hedging per above	94	N/A		N/A
Eliminations and other	4	135		12
North America copper mines	2,241	1,465		209
South America copper mines	2,604	1,112		201
Indonesia mining	4,388	1,134		207
Africa mining	170	197		37
Molybdenum	590	477	c	35
Rod & Refining	2,329	2,314		6
Atlantic Copper Smelting & Refining	1,202	1,205		26
Corporate, other & eliminations	(3,094)	(2,799)		19
As reported in FCX’s consolidated financial statements	$10,430	$5,105	c	$740

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

c.	Includes LCM molybdenum inventory adjustments totaling $19 million.

North America Copper Mines Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper		Molybdenuma	Otherb	Total
Revenues, excluding adjustments shown below	$3,721	$3,721		$720	$59	$4,500

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,936	1,684		265	26	1,975
By-product creditsa	(740)	–		–	–	–
Treatment charges	100	97		–	3	100
Net cash costs	1,296	1,781		265	29	2,075
Depreciation, depletion and amortization	551	490		56	5	551
Noncash and nonrecurring costs, net	83	79		3	1	83
Total costs	1,930	2,350		324	35	2,709
Revenue adjustments, primarily for hedging	(28)	(28)		–	–	(28)
Idle facility and other non-inventoriable costs	(43)	(42)		(1)	–	(43)
Gross profit	$1,720	$1,301		$395	$24	$1,720

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$4,500	$1,975		$551
Net noncash and nonrecurring costs per above	N/A	83		N/A
Treatment charges per above	N/A	100		N/A
Revenue adjustments, primarily for hedging per above	(28)	N/A		N/A
Eliminations and other	(3)	58		14
North America copper mines	4,469	2,216	c	565
South America copper mines	4,043	1,391		380
Indonesia mining	2,870	1,308		145
Africa mining	–	12		3
Molybdenum	2,117	1,298		160
Rod & Refining	4,856	4,831		5
Atlantic Copper Smelting & Refining	2,014	1,960		27
Corporate, other & eliminations	(4,640)	(4,700)		37
As reported in FCX’s consolidated financial statements	$15,729	$8,316	c	$1,322

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

c.	Includes LCM copper inventory adjustments of $22 million.

South America Copper Mines Product Revenues and Production Costs

Three Months Ended September 30, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper	Other a	Total
Revenues, excluding adjustments shown below	$912	$912	$33	$945

Site production and delivery, before net noncash
and nonrecurring costs shown below	372	357	15	372
By-product credits	(33)	–	–	–
Treatment charges	50	50	–	50
Net cash costs	389	407	15	422
Depreciation, depletion and amortization	67	65	2	67
Noncash and nonrecurring costs, net	4	4	–	4
Total costs	460	476	17	493
Revenue adjustments, primarily for pricing on prior
period open sales	123	123	–	123
Other non-inventoriable costs	(8)	(8)	–	(8)
Gross profit	$567	$551	$16	$567

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$945	$372	$67
Net noncash and nonrecurring costs per above	N/A	4	N/A
Less: Treatment charges per above	(50)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	123	N/A	N/A
Eliminations and other	–	3	–
South America copper mines	1,018	379	67
North America copper mines	920	451	70
Indonesia mining	1,656	369	64
Africa mining	113	89	20
Molybdenum	258	177	13
Rod & Refining	963	957	2
Atlantic Copper Smelting & Refining	495	493	9
Corporate, other & eliminations	(1,279)	(1,200)	7
As reported in FCX’s consolidated financial statements	$4,144	$1,715	$252

a.	Includes gold and silver product revenues and production costs.

South America Copper Mines Product Revenues and Production Costs (continued)

Three Months Ended September 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper		Other a	Total
Revenues, excluding adjustments shown below	$1,181	$1,181		$62	$1,243

Site production and delivery, before net noncash
and nonrecurring costs shown below	476	453		27	480
By-product credits	(58)	–		–	–
Treatment charges	36	36		–	36
Net cash costs	454	489		27	516
Depreciation, depletion and amortization	122	117		5	122
Noncash and nonrecurring costs, net	13	12		1	13
Total costs	589	618		33	651
Revenue adjustments, primarily for pricing on prior
period open sales	(198)	(198)		–	(198)
Other non-inventoriable costs	(5)	(4)		(1)	(5)
Gross profit	$389	$361		$28	$389

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$1,243	$480		$122
Net noncash and nonrecurring costs per above	N/A	13		N/A
Less: Treatment charges per above	(36)	N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	(198)	N/A		N/A
Eliminations and other	(1)	4		1
South America copper mines	1,008	497		123
North America copper mines	1,402	847	b	194
Indonesia mining	802	470		52
Africa mining	–	–		1
Molybdenum	683	417		52
Rod & Refining	1,485	1,478		2
Atlantic Copper Smelting & Refining	625	611		9
Corporate, other & eliminations	(1,389)	(1,446)		9
As reported in FCX’s consolidated financial statements	$4,616	$2,874	b	$442

a.	Includes molybdenum, gold and silver product revenues and production costs.

b.	Includes LCM copper inventory adjustments totaling $17 million.

South America Copper Mines Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper		Other a	Total
Revenues, excluding adjustments shown below	$2,530	$2,530		$117	$2,647

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,088	1,026		68	1,094
By-product credits	(111)	–		–	–
Treatment charges	152	152		–	152
Net cash costs	1,129	1,178		68	1,246
Depreciation, depletion and amortization	201	194		7	201
Noncash and nonrecurring costs, net	7	8		(1)	7
Total costs	1,337	1,380		74	1,454
Revenue adjustments, primarily for pricing on prior
period open sales	108	108		–	108
Other non-inventoriable costs	(25)	(21)		(4)	(25)
Gross profit	$1,276	$1,237		$39	$1,276

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$2,647	$1,094		$201
Net noncash and nonrecurring costs per above	N/A	7		N/A
Less: Treatment charges per above	(152)	N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	108	N/A		N/A
Eliminations and other	1	11		–
South America copper mines	2,604	1,112		201
North America copper mines	2,241	1,465		209
Indonesia mining	4,388	1,134		207
Africa mining	170	197		37
Molybdenum	590	477	b	35
Rod & Refining	2,329	2,314		6
Atlantic Copper Smelting & Refining	1,202	1,205		26
Corporate, other & eliminations	(3,094)	(2,799)		19
As reported in FCX’s consolidated financial statements	$10,430	$5,105	b	$740

a.	Includes molybdenum, gold and silver product revenues and production costs.

b.	Includes LCM molybdenum inventory adjustments totaling $19 million.

South America Copper Mines Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper		Other a	Total
Revenues, excluding adjustments shown below	$3,794	$3,794		$167	$3,961

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,294	1,243		64	1,307
By-product credits	(154)	–		–	–
Treatment charges	180	180		–	180
Net cash costs	1,320	1,423		64	1,487
Depreciation, depletion and amortization	379	365		14	379
Noncash and nonrecurring costs, net	69	68		1	69
Total costs	1,768	1,856		79	1,935
Revenue adjustments, primarily for pricing on prior
period open sales	232	232		–	232
Other non-inventoriable costs	(24)	(22)		(2)	(24)
Gross profit	$2,234	$2,148		$86	$2,234

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$3,961	$1,307		$379
Net noncash and nonrecurring costs per above	N/A	69		N/A
Less: Treatment charges per above	(180)	N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	232	N/A		N/A
Eliminations and other	30	15		1
South America copper mines	4,043	1,391		380
North America copper mines	4,469	2,216	b	565
Indonesia mining	2,870	1,308		145
Africa mining	–	12		3
Molybdenum	2,117	1,298		160
Rod & Refining	4,856	4,831		5
Atlantic Copper Smelting & Refining	2,014	1,960		27
Corporate, other & eliminations	(4,640)	(4,700)		37
As reported in FCX’s consolidated financial statements	$15,729	$8,316	b	$1,322

a.	Includes molybdenum, gold and silver product revenues and production costs.

b.	Includes LCM copper inventory adjustments totaling $22 million.

Indonesia Mining Product Revenues and Production Costs

Three Months Ended September 30, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper	Gold	Silver	Total
Revenues, after adjustments shown below	$917	$917	$678	$17	$1,612

Site production and delivery, before net noncash
and nonrecurring costs shown below	365	208	153	4	365
Gold and silver credits	(695)	–	–	–	–
Treatment charges	79	45	33	1	79
Royalty on metals	39	22	17	–	39
Net cash (credits) costs	(212)	275	203	5	483
Depreciation and amortization	64	37	27	–	64
Noncash and nonrecurring costs, net	4	2	2	–	4
Total (credits) costs	(144)	314	232	5	551
Revenue adjustments, primarily for pricing on prior
period open sales	162	162	–	–	162
PT Smelting intercompany profit	(10)	(5)	(4)	(1)	(10)
Gross profit	$1,213	$760	$442	$11	$1,213

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,612	$365	$64
Net noncash and nonrecurring costs per above	N/A	4	N/A
Less: Treatment charges per above	(79)	N/A	N/A
Less: Royalty on metals per above	(39)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	162	N/A	N/A
Indonesia mining	1,656	369	64
North America copper mines	920	451	70
South America copper mines	1,018	379	67
Africa mining	113	89	20
Molybdenum	258	177	13
Rod & Refining	963	957	2
Atlantic Copper Smelting & Refining	495	493	9
Corporate, other & eliminations	(1,279)	(1,200)	7
As reported in FCX’s consolidated financial statements	$4,144	$1,715	$252

Indonesia Mining Product Revenues and Production Costs (continued)

Three Months Ended September 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper		Gold	Silver	Total
Revenues, after adjustments shown below	$783	$783		$233	$11	$1,027

Site production and delivery, before net noncash
and nonrecurring costs shown below	466	355		106	5	466
Gold and silver credits	(244)	–		–	–	–
Treatment charges	63	48		14	1	63
Royalty on metals	32	24		8	–	32
Net cash costs	317	427		128	6	561
Depreciation and amortization	52	40		12	–	52
Noncash and nonrecurring costs, net	4	3		1	–	4
Total costs	373	470		141	6	617
Revenue adjustments, primarily for pricing on prior
period open sales	(130)	(130)		–	–	(130)
PT Smelting intercompany profit	10	8		2	–	10
Gross profit	$290	$191		$94	$5	$290

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$1,027	$466		$52
Net noncash and nonrecurring costs per above	N/A	4		N/A
Less: Treatment charges per above	(63)	N/A		N/A
Less: Royalty on metals per above	(32)	N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	(130)	N/A		N/A
Indonesia mining	802	470		52
North America copper mines	1,402	847	a	194
South America copper mines	1,008	497		123
Africa mining	–	–		1
Molybdenum	683	417		52
Rod & Refining	1,485	1,478		2
Atlantic Copper Smelting & Refining	625	611		9
Corporate, other & eliminations	(1,389)	(1,446)		9
As reported in FCX’s consolidated financial statements	$4,616	$2,874	a	$442

a.	Includes LCM copper inventory adjustments totaling $17 million.

Indonesia Mining Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper		Gold	Silver	Total
Revenues, after adjustments shown below	$2,730	$2,730		$1,908	$57	$4,695

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,105	642		449	14	1,105
Gold and silver credits	(1,965)	–		–	–	–
Treatment charges	248	144		101	3	248
Royalty on metals	113	66		46	1	113
Net cash (credits) costs	(499)	852		596	18	1,466
Depreciation and amortization	207	121		84	2	207
Noncash and nonrecurring costs, net	29	17		12	–	29
Total (credits) costs	(263)	990		692	20	1,702
Revenue adjustments, primarily for pricing on prior
period open sales	54	54		–	–	54
PT Smelting intercompany profit	(47)	(27)		(19)	(1)	(47)
Gross profit	$3,000	$1,767		$1,197	$36	$3,000

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$4,695	$1,105		$207
Net noncash and nonrecurring costs per above	N/A	29		N/A
Less: Treatment charges per above	(248)	N/A		N/A
Less: Royalty on metals per above	(113)	N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	54	N/A		N/A
Indonesia mining	4,388	1,134		207
North America copper mines	2,241	1,465		209
South America copper mines	2,604	1,112		201
Africa mining	170	197		37
Molybdenum	590	477	a	35
Rod & Refining	2,329	2,314		6
Atlantic Copper Smelting & Refining	1,202	1,205		26
Corporate, other & eliminations	(3,094)	(2,799)		19
As reported in FCX’s consolidated financial statements	$10,430	$5,105	a	$740

a.	Includes LCM molybdenum inventory adjustments totaling $19 million.

Indonesia Mining Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper		Gold	Silver	Total
Revenues, after adjustments shown below	$2,344	$2,344		$686	$40	$3,070

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,285	981		287	17	1,285
Gold and silver credits	(726)	–		–	–	–
Treatment charges	195	149		44	2	195
Royalty on metals	87	67		19	1	87
Net cash costs	841	1,197		350	20	1,567
Depreciation and amortization	145	110		33	2	145
Noncash and nonrecurring costs, net	23	18		5	–	23
Total costs	1,009	1,325		388	22	1,735
Revenue adjustments, primarily for pricing on prior
period open sales	82	82		–	–	82
PT Smelting intercompany profit	5	4		1	–	5
Gross profit	$1,422	$1,105		$299	$18	$1,422

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	And Delivery		Amortization
Totals presented above	$3,070	$1,285		$145
Net noncash and nonrecurring costs per above	N/A	23		N/A
Less: Treatment charges per above	(195)	N/A		N/A
Less: Royalty on metals per above	(87)	N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	82	N/A		N/A
Indonesia mining	2,870	1,308		145
North America copper mines	4,469	2,216	a	565
South America copper mines	4,043	1,391		380
Africa mining	–	12		3
Molybdenum	2,117	1,298		160
Rod & Refining	4,856	4,831		5
Atlantic Copper Smelting & Refining	2,014	1,960		27
Corporate, other & eliminations	(4,640)	(4,700)		37
As reported in FCX’s consolidated financial statements	$15,729	$8,316	a	$1,322

a.	Includes LCM copper inventory adjustments totaling $22 million.

Henderson Molybdenum Mine Product Revenues and Production Costs

	Three Months Ended September 30,
(In millions)	2009	2008
Revenues	$111	$394

Site production and delivery, before net noncash
and nonrecurring costs shown below	40	62
Net cash costs	40	62
Depreciation, depletion and amortization	8	53
Noncash and nonrecurring costs, net	1	5
Total costs	49	120
Gross profita	$62	$274

Reconciliation to Amounts Reported		Production		Depreciation,
(In millions)		And		Depletion and
	Revenues	Delivery		Amortization
Three Months Ended September 30, 2009
Totals presented above	$111	$40		$8
Net noncash and nonrecurring costs per above	N/A	1		N/A
Henderson mine	111	41		8
Other molybdenum operations and eliminationsb	147	136		5
Molybdenum	258	177		13
North America copper mines	920	451		70
South America copper mines	1,018	379		67
Indonesia mining	1,656	369		64
Africa mining	113	89		20
Rod & Refining	963	957		2
Atlantic Copper Smelting & Refining	495	493		9
Corporate, other & eliminations	(1,279)	(1,200)		7
As reported in FCX’s consolidated financial statements	$4,144	$1,715		$252

Three Months Ended September 30, 2008
Totals presented above	$394	$62		$53
Net noncash and nonrecurring costs per above	N/A	5		N/A
Henderson mine	394	67		53
Other molybdenum operations and eliminationsb	289	350		(1)
Molybdenum	683	417		52
North America copper mines	1,402	847	c	194
South America copper mines	1,008	497		123
Indonesia mining	802	470		52
Africa mining	–	–		1
Rod & Refining	1,485	1,478		2
Atlantic Copper Smelting & Refining	625	611		9
Corporate, other & eliminations	(1,389)	(1,446)		9
As reported in FCX’s consolidated financial statements	$4,616	$2,874	c	$442

a.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum segment includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

b.	Primarily includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced as a by-product at our North and South America copper mines.

c.	Includes LCM copper inventory adjustments totaling $17 million in third-quarter 2008.

Henderson Molybdenum Mine Product Revenues and Production Costs (continued)

	Nine Months Ended September 30,
(In millions)	2009	2008
Revenues	$236	$997

Site production and delivery, before net noncash
and nonrecurring costs shown below	111	164
Net cash costs	111	164
Depreciation, depletion and amortization	20	139
Noncash and nonrecurring costs, net	1	6
Total costs	132	309
Gross profita	$104	$688

Reconciliation to Amounts Reported		Production		Depreciation,
(In millions)		And		Depletion and
	Revenues	Delivery		Amortization
Nine Months Ended September 30, 2009
Totals presented above	$236	$111		$20
Net noncash and nonrecurring costs per above	N/A	1		N/A
Henderson mine	236	112		20
Other molybdenum operations and eliminationsb	354	365	c	15
Molybdenum	590	477		35
North America copper mines	2,241	1,465		209
South America copper mines	2,604	1,112		201
Indonesia mining	4,388	1,134		207
Africa mining	170	197		37
Rod & Refining	2,329	2,314		6
Atlantic Copper Smelting & Refining	1,202	1,205		26
Corporate, other & eliminations	(3,094)	(2,799)		19
As reported in FCX’s consolidated financial statements	$10,430	$5,105	c	$740

Nine Months Ended September 30, 2008
Totals presented above	$997	$164		$139
Net noncash and nonrecurring costs per above	N/A	6		N/A
Henderson mine	997	170		139
Other molybdenum operations and eliminationsb	1,120	1,128		21
Molybdenum	2,117	1,298		160
North America copper mines	4,469	2,216	d	565
South America copper mines	4,043	1,391		380
Indonesia mining	2,870	1,308		145
Africa mining	–	12		3
Rod & Refining	4,856	4,831		5
Atlantic Copper Smelting & Refining	2,014	1,960		27
Corporate, other & eliminations	(4,640)	(4,700)		37
As reported in FCX’s consolidated financial statements	$15,729	$8,316	d	$1,322

a.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum segment includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

b.	Primarily includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced as a by-product at our North and South America copper mines.

c.	Includes LCM molybdenum inventory adjustments totaling $19 million for the first nine months of 2009.

d.	Includes LCM copper inventory adjustments totaling $22 million for the first nine months of 2008.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our expectations regarding future performance. Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding anticipated production volumes, sales volumes, unit net cash costs, ore grades, milling rates, commodity prices, development and other capital expenditures, mine production and development plans, environmental liabilities, potential future dividend payments, reserve estimates, projected exploration efforts and results, operating cash flows, the impact of copper, gold, molybdenum and cobalt price changes, the impact of deferred intercompany profits on earnings, liquidity, other financial commitments and tax rates. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be” and any similar expressions and/or statements that are not historical facts, in each case as they relate to us or our management, are intended to identify those assertions as forward-looking statements.

In making any of those statements, the person making them believes that the expectations are based on reasonable assumptions. We caution readers that those statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include commodity prices, mine sequencing, production rates, industry risks, regulatory changes, political risks, the potential effects of the recent violence in Indonesia, potential outcomes of the contract review process in the DRC, weather-related risks, labor relations, environmental risks, litigation results, currency translation risks and other factors described in more detail under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2008, as updated by our subsequent Forms 10-Q filed with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the nine months ended September 30, 2009. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2008. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Overview and Outlook” in Part I, Item 2 of this quarterly report on Form 10-Q; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2 of this quarterly report on Form 10-Q.

Item 4.  Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)
Changes in internal control. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Environmental Proceedings

City of Blackwell, Oklahoma Litigation. On October 15, 2009, the City of Blackwell and the Blackwell Municipal Authority filed an action in District Court of Kay County, Oklahoma against us and several direct and indirect subsidiaries, including Blackwell Zinc Company (BZC), entitled City of Blackwell et al. v. Freeport-McMoRan

Copper & Gold, Inc. et al., Kay County, Oklahoma District Court, Case No. CJ-2009-15B.  The suit alleges that the operations of BZC’s zinc smelter in Blackwell, Oklahoma, from 1918 to 1974 resulted in contamination of the soils and groundwater in the City of Blackwell.  The plaintiffs have alleged nuisance, trespass, negligence, and unjust enrichment and claim unspecified actual, compensatory, equitable (unjust enrichment) and punitive damages.  We intend to defend this matter vigorously. For more information about our remediation activities in Blackwell, Oklahoma, and about a pending purported class action proceeding against us related to the Blackwell, Oklahoma zinc smelter, refer to Note 15 – “Contingencies – Environmental and Asset Retirement Obligations” and Item 3. Legal Proceedings of Part I of FCX’s Form 10-K for the year ended December 31, 2008.

Item 1A.  Risk Factors.

The following risk factor included in Item 1A. Risk Factors of Part I of our annual report on Form 10-K for the year ended December 31, 2008, and as updated in Item 1A. Risk Factors of Part II of our Form 10-Q for the quarter ended June 30, 2009, has been updated:

Our Tenke Fungurume development project is located in the Democratic Republic of Congo, and our business may be adversely affected by political, economic and social instability in the Democratic Republic of Congo.

In July 2009, Tenke Fungurume was advised that the Minister of Justice in the DRC authorized an inquiry regarding the alleged misappropriation of public funds in connection with the securing of labor and immigration authorizations and the payment of associated fees for the Tenke Fungurume project. Several government officials and three Tenke Fungurume employees were arrested.  In October 2009, the three Tenke Fungurume employees were acquitted.  One government official, the head of immigration in the Katanga province, was sentenced to five years imprisonment on charges of embezzlement. The office of the Attorney General of the DRC has filed a notice of appeal of the judgment, the implications of which are not yet clear.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information with respect to shares of common stock of FCX purchased by FCX during the three months ended September 30, 2009:

			(c) Total Number of	(d) Maximum Number
	(a) Total Number	(b) Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchaseda	Per Share	Plans or Programsb	the Plans or Programsb
July 1-31, 2009	134	$52.38	–	23,685,500
August 1-31, 2009	213,967	$65.06	–	23,685,500
September 1-30, 2009	51	$70.60	–	23,685,500
Total	214,152	$65.05	–	23,685,500

a.	Consists of shares repurchased to satisfy tax obligations on restricted stock awards and stock options under FCX’s applicable stock incentive plans.

b.	On July 21, 2008, FCX’s Board of Directors approved an increase in FCX’s open-market share purchase program for up to 30 million shares. This program does not have an expiration date.

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

Date:  November 6, 2009

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

E-1