Form 10-K
period 2009-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2010-02-26
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number: 1-9916

Freeport-McMoRan Copper & Gold Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2480931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One North Central Avenue
Phoenix, Arizona	85004-4414
(Address of principal executive offices)	(Zip Code)

(602) 366-8100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share	New York Stock Exchange
7% Convertible Senior Notes due 2011 of the registrant	New York Stock Exchange
6¾% Mandatory Convertible Preferred Stock, par value $0.10 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $31.4 billion on February 12, 2010, and approximately $20.5 billion on June 30, 2009.

Common stock issued and outstanding was 430,565,147 shares on February 12, 2010, and 411,783,284 shares on June 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statement for our 2010 annual meeting of stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

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

References to “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries, including, except as otherwise stated, Phelps Dodge Corporation (Phelps Dodge) and its subsidiaries, which we acquired on March 19, 2007. In 2008, we changed Phelps Dodge’s legal name to Freeport-McMoRan Corporation (FMC); therefore, references to FMC and Phelps Dodge represent the same entity. References to “Notes” refer to the “Notes to Consolidated Financial Statements” included herein (see Item 8. “Financial Statements and Supplementary Data”).

GENERAL

We are a leading international mining company with headquarters in Phoenix, Arizona. We are one of the world’s largest copper, gold and molybdenum mining companies in terms of reserves and production. Our portfolio of assets includes the Grasberg minerals district in Indonesia, which contains the largest single recoverable copper reserve and the largest single gold reserve of any mine in the world based on the latest available reserve data provided by third-party industry consultants; significant mining operations in North and South America; and the Tenke Fungurume minerals district in the Democratic Republic of Congo (DRC). We also operate Atlantic Copper, our wholly owned copper smelting and refining unit in Spain.

As a mining company, our principal assets are our reserves. At December 31, 2009, consolidated recoverable proven and probable reserves totaled 104.2 billion pounds of copper, 37.2 million ounces of gold, 2.59 billion pounds of molybdenum, 270.4 million ounces of silver and 0.78 billion pounds of cobalt. Approximately 33 percent of our copper reserves were in Indonesia, approximately 33 percent were in South America, approximately 26 percent were in North America and approximately eight percent were in Africa. Approximately 96 percent of our gold reserves were in Indonesia, with the majority of our remaining gold reserves located in South America. Our molybdenum reserves are primarily in North America (approximately 80 percent), with our remaining molybdenum reserves in South America (refer to “Ore Reserves”).

Our mining revenues for 2009 include sales of copper (approximately 75 percent), gold (approximately 17 percent) and molybdenum (approximately five percent). We currently have six operating copper mines in North America, four in South America, the Grasberg minerals district in Indonesia and the Tenke Fungurume minerals district in the DRC. We also have one operating primary molybdenum mine in North America. During 2009, approximately 61 percent of our consolidated copper production was from our Grasberg, Morenci and Cerro Verde mines, and more than half of our mined copper was sold in concentrate, approximately 25 percent as cathodes and approximately 21 percent as rod (principally from our North America operations). We also produce gold as a by-product at our copper mines, primarily at the Grasberg minerals district in Indonesia, which accounted for approximately 96 percent of our consolidated gold production for 2009. For 2009, approximately 50 percent of our consolidated molybdenum production was from the Henderson molybdenum mine and approximately 46 percent was produced as a by-product at our North America copper mines. Refer to “Mines” for further discussion of our mining operations.

Prior to March 19, 2007, we operated our Grasberg mine in Indonesia and Atlantic Copper. On March 19, 2007, we acquired Phelps Dodge, a fully integrated producer of copper and molybdenum with mines in North and South America, and several development projects, including Tenke Fungurume in the DRC. After completion of the Phelps Dodge acquisition, our business strategy was focused on repaying acquisition-related debt, defining the potential of our resources and developing expansion and growth plans to deliver additional volumes to a growing marketplace. During 2007, we repaid $10.0 billion in term loans using a combination of equity proceeds and internally generated cash flows. Because of the significant reduction in debt and historically high prices for copper, gold and molybdenum, our financial policy during most of 2008 was designed to use our cash flow to invest in growth projects with anticipated high rates of return and to return excess cash flows to stockholders in the form of dividends and share purchases. The dramatic declines in copper and molybdenum prices in late 2008 and the deterioration of the economic and credit environment limited our ability to invest in growth projects and required us to make adjustments to our near-term plans in late 2008 and early 2009 (refer to Note 2 for further discussion). However, during 2009 copper prices improved from the January 2009 low of $1.38 per pound to $3.33 per pound on December 31, 2009, and subsequently closed at $3.11 per pound on January 29, 2010. Rising copper prices, along with higher volumes from the Grasberg mine and lower costs at our North America mines, enabled us to enhance our financial and liquidity position during 2009, allowing us to manage volatile conditions effectively, reduce debt and reinstate cash dividends to stockholders, while maintaining our future growth opportunities. In addition, we have announced initiatives to resume certain project development activities that were deferred in late 2008. For additional information, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In North America, we currently have six operating copper mines – Morenci, Sierrita, Bagdad, Safford and Miami in Arizona, and Tyrone in New Mexico. In addition to copper, the Morenci, Sierrita and Bagdad mines produce molybdenum as a by-product. Although we currently are not conducting mining operations at our Chino mine in New Mexico, we continue to produce copper from leaching operations.

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

In Africa, we operate the Tenke Fungurume minerals district. In addition to copper, the Tenke Fungurume mine produces cobalt hydroxide. Copper production commenced in March 2009, and Tenke achieved targeted copper production rates in September 2009. We are continuing to address start-up and quality issues in the cobalt circuit and sustained targeted cobalt production rates are expected to be reached during 2010.

We produce molybdenum at our wholly owned Henderson molybdenum mine in Colorado, which is the largest primary producer of molybdenum in the world. Additionally, we own the Climax molybdenum mine in Colorado which is currently on care-and-maintenance status.

For information about our operating segments and financial data by geographic area refer to Note 20.

The locations of our operating mines are shown on the map below.

The diagram below shows our corporate structure.

COPPER, GOLD AND MOLYBDENUM

Our mines primarily produce copper, gold and molybdenum. A brief discussion of the production and sales of these metals appears below; discussion of markets and prices for these metals appears in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Copper
Copper, in the form of copper cathode, is an internationally traded commodity, and its prices are determined by the major metals exchanges – New York Mercantile Exchange (COMEX), the London Metals Exchange (LME) and the Shanghai Futures Exchange (SHFE). Prices on these exchanges generally reflect the worldwide balance of copper supply and demand and can be volatile and cyclical.

Our copper ores are generally processed either by smelting and refining or by solution extraction and electrowinning (SX/EW). Ore subject to the smelting process is crushed and further treated to produce a copper concentrate with an average copper content of about 30 percent. Copper concentrate is then smelted (subjected to extreme heat) to produce copper anodes, which weigh between 800 and 900 pounds each and have an average copper content of 99.5 percent. The anodes are further treated by electrolytic refining to produce copper cathodes, which weigh between 100 and 350 pounds each and have a copper content of 99.99 percent.

In the SX/EW process, copper is extracted from ore by dissolving it with a weak sulphuric acid solution. The copper content of the solution is increased in two additional solution-extraction stages and then the copper-bearing solution undergoes an electrowinning process to produce cathode that is 99.99 percent copper.

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

Molybdenum
Molybdenum is a key alloying element in steel and the raw material for several chemical-grade products used in catalysts, lubrication, smoke suppression, corrosion inhibition and pigmentation. Molybdenum as a high-purity metal is also used in electronics such as flat-panel displays and in super alloys used in aerospace. Molybdenum’s end-use markets and their share of total consumption are:

Construction steel	37%
Stainless steel	21%
Chemicals	13%
Tool and high-speed steel	10%
Cast iron	8%
Molybdenum metal	7%
Super alloys	4%

Reference prices for molybdenum are available in several publications, including Platts Metals Week, Ryan’s Notes and Metal Bulletin.

PRODUCTS AND SALES

Copper Products
We are one of the world’s leading producers of copper concentrate, cathode and continuous cast copper rod. During 2009, approximately 61 percent of our consolidated copper production was from our Grasberg, Morenci and Cerro Verde mines, and more than half of our mined copper was sold in concentrate, approximately 25 percent as cathodes and approximately 21 percent as rod (principally from our North America operations).

Copper Concentrate.  In 2009, we produced copper concentrate at seven mines, of which PT Freeport Indonesia is our largest producer. Approximately 50 percent of PT Freeport Indonesia’s concentrate production in 2009 was refined at affiliated smelters, Atlantic Copper and PT Smelting.

Copper concentrate was also produced at our Morenci, Sierrita and Bagdad mines in Arizona, and was generally shipped to our Miami smelter in Arizona. In South America, we produced copper concentrate at our Cerro Verde mine in Peru and our Candelaria and Ojos del Salado mines in Chile. We are initiating activities to restart the Morenci mill, which was temporarily idled in February 2009, to process available sulfide material currently being mined.

Copper Cathode.  In 2009, we produced copper cathode at two electrolytic refineries and ten mines. Our refineries are located in El Paso, Texas, and Huelva, Spain. PT Smelting also produces copper cathode. We produced SX/EW cathode from our Morenci, Sierrita, Bagdad, Chino, Safford, Tyrone and Miami mines in North America and our Cerro Verde and El Abra mines in South America. In 2009, we began SX/EW production at our Tenke Fungurume mine in the DRC.

Continuous Cast Copper Rod.  We manufacture continuous cast copper rod at our facilities in El Paso, Texas; Norwich, Connecticut and Miami, Arizona.

Other Copper Products.  We produce specialty copper products at our Bayway operations in Elizabeth, New Jersey. These products include specialty copper alloys in the forms of rod, bar and strip. We manufacture electrode wire for use in welding steel cans at our Norwich, Connecticut and El Paso, Texas, facilities. We also produce copper sulfate pentahydrate for use in agricultural and industrial applications at our facility in Sierrita, Arizona.

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

South America. Production from our South America copper mines is generally sold as copper concentrate or copper cathode under U.S. dollar-denominated, annual and multi-year contracts. Cerro Verde sells approximately 70 percent of its production as concentrate and the rest as cathode. Some of Cerro Verde’s cathode is sold under annual contract terms to South American customers. Approximately 22 percent of Cerro Verde’s and 11 percent of Candelaria’s 2009 concentrate production was sold at market rates to Atlantic Copper. A majority of our Ojos del Salado concentrate production is sold to local Chilean smelters. El Abra’s cathode production is sold primarily under annual or multi-year contracts to Asian or European rod or brass mill customers, or to merchants. The remainder of the cathode and concentrate production is primarily sold under long-term contracts to external customers, largely located in Asia, with the balance sold on a spot basis.

Our South America sales are priced based on the LME monthly average spot price. Cathode sales are generally priced in the month of arrival at the buyer’s facilities and generally include a premium. Substantially all of our concentrate sales are priced in the third calendar month following the month of arrival at the buyer’s facilities. Revenues from South America concentrate sales are recorded net of treatment and refining charges. Treatment and refining charges are fees paid to smelters and refiners and are generally negotiated annually. Moreover, because a portion of the metals contained in copper concentrates is unrecoverable from the smelting process, our revenues from concentrate sales are also recorded net of allowances based on the quantity and value of these unrecoverable metals. These allowances are a negotiated term of our contracts and vary by customer.

Indonesia. PT Freeport Indonesia sells its production in the form of copper concentrate, which contains significant quantities of by-product gold and silver, under U.S. dollar-denominated sales agreements. During 2009, approximately half of PT Freeport Indonesia’s production was sold to Atlantic Copper and PT Smelting. PT Freeport Indonesia sells substantially all of its budgeted production of copper concentrates under long-term contracts. In general, most of its concentrate sales are priced on the basis of the LME average spot price for either the first, second or third calendar month following the month of arrival at the buyer’s facilities.

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

We anticipate that PT Freeport Indonesia will sell approximately 60 percent of its annual concentrate production to Atlantic Copper and PT Smelting in 2010. A summary of PT Freeport Indonesia’s aggregate percentage concentrate sales to PT Smelting, Atlantic Copper and to other parties for the last three years follows:

	2009	2008	2007
PT Smelting	32%	41%	39%
Atlantic Copper	18%	15%	25%
Other parties	50%	44%	36%
	100%	100%	100%

PT Freeport Indonesia’s sales to PT Smelting represented approximately 13 percent of our consolidated revenues in 2009, approximately eight percent in 2008 and approximately 11 percent in 2007. No other customer accounted for more than 10 percent of our consolidated revenues in any of the three years ended December 31, 2009.

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

Africa.  Copper produced at our Tenke Fungurume mining district is generally sold as copper cathode under U.S. dollar denominated contracts priced based on the LME monthly average spot price for the month after the month of shipment.

Europe. Atlantic Copper sells copper cathode directly to rod and brass mills, primarily located in Europe. Atlantic Copper has occasionally sold copper cathode to merchants. Copper cathode is generally sold under annual contracts and priced based on the LME average spot price for the month of arrival at the buyer’s facilities.

Gold Products and Sales
We also produce gold as a by-product, primarily at the Grasberg minerals district, which accounted for approximately 96 percent of our consolidated gold production in 2009. Gold is primarily sold as a component of our copper concentrate or in slimes, which are a by-product of the smelting and refining process. Gold generally is priced at the average London Bullion Market Association price for a specified month near the month of shipment.

Molybdenum Products and Sales
We are the world’s largest producer of molybdenum and molybdenum-based chemicals. In addition to production from our Henderson molybdenum mine, we produce by-product molybdenum at our Morenci, Sierrita and Bagdad mines in Arizona and at our Cerro Verde mine in Peru. For 2009, approximately half of our consolidated molybdenum production was from the Henderson molybdenum mine and approximately 46 percent was produced as a by-product at the North America mines.

The majority of our molybdenum concentrates are processed in our own conversion facilities. Technical-grade oxide is produced from molybdenum concentrates in Sierrita, Arizona; Fort Madison, Iowa and Rotterdam, the Netherlands. Ferromolybdenum is produced from technical-grade oxide in Stowmarket, United Kingdom through a metallothermic reduction process. High-quality molybdenum concentrates are converted into molybdenum chemicals at Fort Madison, Iowa and Rotterdam, the Netherlands. Molybdenum generally is priced based on the average Platts Metals Week price for the month of shipment. Approximately 90 percent of our expected 2010 molybdenum sales are expected to be priced at prevailing market prices.

Other Products and Sales
We produce cobalt as a cobalt hydroxide intermediate by-product of copper production at the Tenke Fungurume mine in the DRC and silver as a component of our copper concentrate or in slimes. Cobalt hydroxide intermediate product is priced based on a discount to the average monthly price published by Metal Bulletin for a specified month near the month of shipment and silver generally is priced at the average London Bullion Market Association price for a specified month near the month of shipment. Sales of cobalt and silver, along with other by-product metals such as rhenium and magnetite, do not represent a significant component of our total revenues.

For an allocation of our consolidated revenues by geographic area, refer to Note 20.

MINES

Curtailed Facilities
The following table summarizes the temporary curtailments announced in late 2008 and early 2009 in response to market conditions. For additional information, refer to Note 2. In addition, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of our current development projects.

Facility	Date of Announcement	Announced Reductions	Current Status
Copper
North America
• Morenci	December 2008 and January 2009	25 percent reduction in mining and crushed-leach rates in December 2008 and an additional reduction in January 2009 for a total 50 percent reduction in mining and crushed-leach rates.	Activities to restart mill commenced in 2010. Mine continues to operate at reduced rates.
• Chino	December 2008	Suspension of mining and milling activities. Leaching activities from stockpiles continues.	No change.
• Safford	December 2008	50 percent reduction in mining and stacking rates.	Continuing to operate at reduced rates.
• Tyrone	December 2008	50 percent reduction in mining rate.	Operating at 80 percent of capacity.
• Miami	December 2008	Deferral of restart of the Miami mine.	Restart activities resumed in late 2009.
South America
• Cerro Verde	January 2009	Deferral of incremental mill expansion	Mill expansion activities resumed in late 2009; continue to study long-term expansion opportunities.
• Candelaria/ Ojos del Salado	January 2009	Reduction in mining rates.	Continuing to operate at reduced rates.
• El Abra	December 2009	Deferral of development of sulfide ores.	Resumed development activities.

Molybdenum
• Henderson	November 2008 and January 2009	40 percent reduction in mining and milling rates.	Mining rates currently at 80 percent of capacity.
• Climax	November 2008	Deferral of restart of the Climax mine.	No change.
• Cerro Verde	January 2009	Suspension of molybdenum by-product production.	Molybdenum by-product production resumed in fourth quarter of 2009.

We are continuing to closely monitor market conditions and may make further adjustments to our production and sales plans.

Following are maps and descriptions of our North America (including Molybdenum operations), South America, Indonesia and Africa mining operations.

North America
In the U.S., most of the land occupied by our copper and molybdenum mines, concentrators, SX/EW facilities, smelter, refinery, rod mills, molybdenum roasters and processing facilities is generally owned by us or is located on unpatented mining claims owned by us. Certain portions of our Sierrita, Bagdad, Miami, Tyrone, Chino, Cobre and Henderson operations are located on government-owned land and are operated under a Mine Plan of Operations or other use permit. Various federal and state permits or leases on government land are held for purposes incidental to mine operations.

Morenci

We own an 85 percent undivided interest in Morenci, with the remaining 15 percent owned by affiliates of Sumitomo Corporation. Each partner takes in kind its share of Morenci’s production.

Morenci is an open-pit copper mining complex that has been in continuous operation since 1939 and previously was mined through underground workings. Morenci is located in Greenlee County, Arizona, approximately 50 miles northeast of Safford on U.S. Highway 191. The site is accessible by a paved highway and a railway spur. The Morenci mine is a porphyry copper deposit that has oxide and secondary sulfide mineralization, and primary sulfide mineralization. The predominant oxide copper mineral is chrysocolla. Chalcocite is the most important secondary copper sulfide mineral with chalcopyrite as the dominant primary copper sulfide. The Morenci operation consists of a 49,000 metric ton-per-day concentrator, that when operating produces copper and molybdenum concentrate; a 72,000 metric ton-per-day crushed-ore leach pad and stacking system; a large low-grade run-of-mine (ROM) leaching system; four SX plants; and three EW tank houses that produce copper cathode. Total EW tank house capacity is approximately 916 million pounds of copper per year. Copper production for 2009 was 504 million pounds, including our partner’s share, which reflects the revised operating plan reducing the mining and crushed leach rate by 50 percent beginning in late 2008 and early 2009. The available mining fleet consists of 102 235-metric ton haul trucks loaded by 18 shovels with bucket sizes ranging from 47 to 55 cubic meters, which are capable of moving over 750,000 metric tons of material per day.

The concentrate leach, direct-electrowinning facility at Morenci was commissioned in third-quarter 2007 and produced copper concentrate until early 2009. We placed this facility on care-and-maintenance in first-quarter 2009 as part of our revised operating plan.

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

Morenci receives electrical power from Tucson Electric Power Company, Arizona Public Service Company and the Luna Energy facility in Deming, New Mexico (in which we own a one-third interest). Although we believe the Morenci operation has sufficient water sources to support currently planned mining operations, we are a party to litigation that could adversely affect our water rights at Morenci and at our other properties in Arizona. Refer to Item 3. “Legal Proceedings,” for information concerning the status of these proceedings.

Sierrita

Our wholly owned Sierrita mine has been in operation since 1959 and is an open-pit copper and molybdenum mining complex located in Pima County, Arizona, approximately 20 miles southwest of Tucson and seven miles west of the town of Green Valley and Interstate Highway 19. The site is accessible by a paved highway and by rail. The Sierrita mine is a porphyry copper deposit that has oxide and secondary sulfide mineralization, and primary sulfide mineralization. The predominant oxide copper minerals are malachite, azurite and chrysocolla. Chalcocite is the most important secondary copper sulfide mineral, and chalcopyrite and molybdenite are the dominant primary sulfides.

The Sierrita operation includes a 102,000 metric ton-per-day concentrator that produces copper and molybdenum concentrates. Sierrita also produces copper from a ROM oxide-leaching system. Cathode copper is plated at the Twin Buttes EW facility, which has a design capacity of approximately 50 million pounds of copper per year. In 2004, a copper sulfate crystal plant began production. The facility has the capacity to produce 40 million pounds of copper sulfate per year. The Sierrita operation also has molybdenum facilities consisting of a leaching circuit, two molybdenum roasters and a packaging facility. The molybdenum facilities process Sierrita concentrate, concentrate from our other mines and concentrate from third-party sources. Copper production for 2009 was 170 million pounds and molybdenum production was 19 million pounds. The available mining fleet has the capacity to move an average of 200,000 metric tons of material per day using 24 235-metric ton haul trucks loaded by four shovels with bucket sizes ranging from 34 to 56 cubic meters.

Sierrita is located in a desert environment with rainfall averaging 12 inches per year. The highest bench elevation is 1,350 meters above sea level and the ultimate pit bottom is expected to be 550 meters above sea level. The Sierrita operation, including the recently acquired Twin Buttes site, encompasses approximately 23,418 acres, comprising 13,282 acres of patented mining claims and other fee lands, 9,644 acres of unpatented mining claims, 5,913 acres of Arizona state mineral leases and 2,024 acres of leased lands.

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

Bagdad

Bagdad is a wholly owned open-pit copper and molybdenum mining complex located in Yavapai County in west-central Arizona. It is approximately 60 miles west of Prescott and 100 miles northwest of Phoenix. The property can be reached by Arizona Highway 96, which ends at the town of Bagdad. The closest railroad siding is at Hillside, Arizona, approximately 24 miles southeast on Arizona Highway 96. The open-pit mining operation has been ongoing since 1945, and prior mining was conducted through underground workings. The Bagdad mine is a porphyry copper deposit containing both sulfide and oxide mineralization. Chalcopyrite and molybdenite are the dominant primary sulfides and are the primary economic minerals in the mine. Chalcocite is the most common secondary copper sulfide mineral, and the predominant oxide copper minerals are chrysocolla, malachite and azurite.

The Bagdad operation consists of a 75,000 metric ton-per-day concentrator that produces copper and molybdenum concentrates, an SX/EW plant that can produce up to 25 million pounds per year of copper cathode from solution generated by low-grade dump leaching and a pressure leach plant to process molybdenum concentrate. Copper production for 2009 was 225 million pounds and molybdenum production was six million pounds. The available mining fleet has the capacity to move in excess of 180,000 metric tons of material per day using 24 235-metric ton haul trucks loaded by five shovels with bucket sizes ranging from 40 to 56 cubic meters.

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

Safford

Safford is a wholly owned open-pit copper mining complex located in Graham County, Arizona, approximately eight miles north of the town of Safford and 170 miles east of Phoenix. The site is accessible by paved county road off U.S. Highway 70. The Safford mine includes two copper deposits that have oxide mineralization overlaying primary copper sulfide mineralization. The predominant oxide copper minerals are chrysocolla and copper-bearing iron oxides with the predominant copper sulfide material being chalcopyrite.

Initial production commenced in late 2007 and ramped up to full production capacity during 2008 before operating plans were revised in fourth-quarter 2008 to curtail production.

The property is a mine-for-leach project and produces copper cathodes. The operation consists of two open pits feeding a crushing facility with a capacity of 103,000 metric tons per day of crushed ore. The crushed ore is delivered to a single leach pad by a series of overland and portable conveyors. Leach solutions feed an SX/EW facility with a capacity of 240 million pounds of copper per year. Copper production for 2009 was 184 million pounds, which reflects the revised operating plan reducing the mining and stacking rate by 50 percent beginning in late 2008. The available mining fleet consists of 23 235-metric ton haul trucks loaded by five shovels with bucket sizes ranging from 31 to 34 cubic meters, which are capable of moving an average of approximately 285,000 metric tons of material per day.

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

Miami

Miami is a wholly owned open-pit copper mining complex located in Gila County, Arizona, approximately 90 miles east of Phoenix and six miles west of the city of Globe on U.S. Highway 60. The site is accessible by a paved highway and by rail. The Miami mine is developed on a porphyry copper deposit that has leachable oxide and secondary sulfide mineralization. The predominant oxide copper minerals are chrysocolla, copper-bearing clays, malachite and azurite; chalcocite and covellite are the most important secondary copper sulfide minerals.

Since about 1915, the Miami mining operation had processed copper ore using both flotation and leaching technologies; currently, and since 2002, operations have consisted of residual leaching of stockpiles with copper recovered (from solution) by the SX/EW process. The design capacity of the SX/EW plant is 200 million pounds of copper per year. Copper production for 2009 was 16 million pounds. The available mining fleet consists of 24 227-metric ton haul trucks loaded by 3 shovels with bucket sizes ranging from 31 to 34-cubic meters, which are capable of moving an average of approximately 155,000 metric tons of material per day.

In fourth-quarter 2009, we initiated plans to restart limited mining activities at the Miami mine, which will improve efficiencies of ongoing reclamation projects associated with historical mining activities at the site. During the approximate five-year mine life, we expect to ramp up production to approximately 100 million pounds of copper per year by the second half of 2011. We will be investing approximately $40 million in this project, which will benefit from the use of existing mine equipment.

Miami is located in a desert environment with rainfall averaging 18 inches per year. The highest bench elevation is 1,390 meters above sea level, and the ultimate pit bottom will have an elevation of 810 meters above sea level. The Miami operation encompasses approximately 9,058 acres comprising 8,725 acres of patented mining claims and other fee lands, and 333 acres of unpatented mining claims.

Miami receives electrical power through long-term contracts with the Salt River Project and natural gas through long-term contracts with El Paso Natural Gas as the transporter. Although we believe the Miami operation has sufficient water resources to support currently planned mining operations, we are a party to litigation that could adversely impact the water rights at Miami and at our other properties in Arizona. Refer to Item 3. “Legal Proceedings,” for information concerning the status of these proceedings.

Tyrone

Our wholly owned Tyrone mine is an open-pit copper mining complex which has been in operation since 1967. It is located in southwestern New Mexico in Grant County, approximately 10 miles south of Silver City, New Mexico, along State Highway 90. The site is accessible by paved road. The Tyrone mine is a porphyry copper deposit. Mineralization is predominantly secondary sulfide consisting of chalcocite.

Copper processing facilities consist of an SX/EW operation with a maximum capacity of 168 million pounds of copper cathodes per year. Copper production for 2009 was 86 million pounds, reflecting the revised operating plan which reduced the mining rate by 50 percent beginning in late 2008. The mining rate increased during 2009, and the mine is currently operating at approximately 80 percent of capacity. The available mining fleet has the capacity to move an average of 120,000 metric tons of material per day using 15 240-metric ton haul trucks loaded by three shovels with bucket sizes ranging from 17 to 42 cubic meters.

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

Henderson

Our wholly owned Henderson molybdenum mine has been in operation since 1976 and is located approximately 42 miles west of Denver, Colorado, off U.S. Highway 40. Nearby communities include the towns of Empire, Georgetown and Idaho Springs. The Henderson mill site is located approximately 15 miles west of the mine and is accessible from Colorado State Highway 9. The Henderson mine and mill are connected by a 10-mile conveyor tunnel under the Continental Divide and an additional five-mile surface conveyor. The tunnel portal is located five miles east of the mill. The Henderson mine is a porphyry molybdenum deposit with molybdenite as the primary sulfide mineral.

The Henderson operation consists of a large block-cave underground mining complex feeding a concentrator with a current capacity of approximately 29,000 metric tons-per-day. Henderson has the capacity to produce approximately 40 million pounds of molybdenum per year. The majority of the molybdenum concentrate produced is shipped to our Fort Madison, Iowa, processing facility. Molybdenum production for 2009 was 27 million pounds, which reflects the revised operating plan reducing Henderson’s annual production by 40 percent beginning in late 2008 and early 2009. Conditions improved somewhat during 2009 and Henderson is currently operating at approximately 80 percent of capacity. The available underground mining equipment fleet consists of 13 nine-metric ton load-haul-dump (LHD) units and seven 36- and 73-metric ton haul trucks, which feed a gyratory crusher feeding a series of three overland conveyors to the mill stockpiles.

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

Non-Operating North America Mines
In addition to the currently operating mines described above, we have three non-operating copper mines in Arizona: Ajo, Bisbee and Tohono; two in New Mexico: Chino (with limited residual copper production from leaching operations) and Cobre; and the Climax molybdenum mine in Colorado, all of which are currently on care-and-maintenance status.

In response to market conditions during fourth-quarter 2008, we placed the Chino mine on care-and-maintenance status in December 2008. The remainder of these copper mines have been on care-and-maintenance status for several years and would require significant capital investment to return them to operating status. Several of the non-operating Arizona and New Mexico copper mines continue to produce copper cathode from stockpiles. Copper production in 2009 from these mines totaled 36 million pounds.

During fourth-quarter 2008, we also suspended construction activities associated with the project to restart the Climax molybdenum mine, which would have an annual capacity of 30 million pounds of molybdenum with expansion options. We continue to monitor market conditions to determine timing for restarting construction of this project. Once a decision is made to resume construction activities, the project could be completed within 18 months. Remaining costs for the project are estimated to approximate $350 million.

South America
At our operations in South America, mine properties and facilities are controlled through mining claims or concessions under the general mining laws of the relevant country. The claims or concessions are owned or controlled by the operating companies in which we or our subsidiaries have an ownership interest. Roads, power lines and aqueducts are controlled by easements.

Cerro Verde

We have a 53.56 percent ownership interest in Cerro Verde. The remaining 46.44 percent is held by SMM Cerro Verde Netherlands B.V. (21.0 percent), Compañia de Minas Buenaventura S.A.A. (19.3 percent) and other stockholders whose shares are publicly traded on the Lima Stock Exchange (6.14 percent).

Cerro Verde is an open-pit copper and molybdenum mining complex that has been in operation since 1976 and is located 20 miles southwest of Arequipa, Peru. The site is accessible by paved highway. The Cerro Verde mine is a porphyry copper deposit that has oxide and secondary sulfide mineralization, and primary sulfide mineralization. The predominant oxide copper minerals are brochantite, chrysocolla, malachite and copper “pitch.” Chalcocite and covellite are the most important secondary copper sulfide minerals. Chalcopyrite and molybdenite are the dominant primary sulfides.

Cerro Verde’s current operation consists of an open-pit copper mine, concentrator and SX/EW leaching facilities. Leach copper production is derived from a 39,000 metric ton-per-day crushed leach facility and a ROM leach system. This leaching operation has a capacity of approximately 200 million pounds of copper per year. A 108,000 metric ton-per-day concentrator was completed in late 2006 and began processing of sulfide ore in the fourth quarter of 2006. Copper production for 2009 was 662 million pounds and molybdenum production was 2 million pounds. We have commenced a project to optimize throughput at the concentrator. The project, which is expected to be completed by the end of 2010, is designed to add 30 million pounds of additional copper production per year by increasing mill throughput from 108,000 metric tons of ore per day to 120,000 metric tons of ore per day. The total capital investment for this project is expected to approximate $50 million.

Cerro Verde has sufficient equipment to move an average of 308,000 metric tons of material per day using an available fleet of 28 180-metric ton and 230-metric ton haul trucks loaded by five shovels with bucket sizes ranging in size from 21 to 53 cubic meters.

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

Cerro Verde receives electrical power under long-term contracts with Electroperu and Empresa de Generación Eléctrica de Arequipa. Water for our Cerro Verde processing operations comes from renewable sources through a series of storage reservoirs on the Rio Chili watershed that collect water primarily from seasonal precipitation. Cerro Verde’s participation in the Pillones Reservoir Project has secured water rights that we believe will be sufficient to support Cerro Verde’s currently planned operations. With the completion of the Bamputañe dam during 2009, an additional 40 million cubic meters of water storage was added to the system. For a discussion of risks associated with the availability of water, see Item 1A. – “Risk Factors.”

El Abra

We own a 51 percent interest in El Abra. The remaining 49 percent interest is held by the state-owned copper enterprise Corporación Nacional del Cobre de Chile (CODELCO).

El Abra is an open-pit copper mining complex that has been in operation since 1996 and is located 47 miles north of Calama in Chile’s El Loa province, Region II. The site is accessible by paved highway and by rail. The El Abra mine is a porphyry copper deposit that has oxide and sulfide mineralization. The predominant oxide copper minerals are chrysocolla and pseudomalachite. There are lesser amounts of copper-bearing clays and tenorite. The predominant primary sulfide copper minerals are bornite and chalcopyrite. There is a minor amount of secondary sulfide mineralization as chalcocite.

The El Abra operation consists of an open-pit copper mine and an SX/EW facility with a capacity of 500 million pounds of copper cathode per year from a 120,000 metric ton-per-day crushed leach circuit and a similar-sized, ROM leaching operation. Copper production for 2009 was 358 million pounds. The mining operation has sufficient equipment to move an average of 223,000 metric tons of material per day using an available fleet of 26 220-metric ton haul trucks loaded by four shovels with buckets ranging in size from 26 to 41 cubic meters.

We have resumed construction activities associated with the development of a large sulfide deposit at El Abra that will extend the mine life by over ten years. Production from the sulfide ore, which will be ramping up to approximately 300 million pounds of copper per year is expected to begin in 2012 and will replace the current oxide copper production that is expected to decline over the next several years. The project will use a portion of the existing facilities to process the additional sulfide ore. Total capital for the project is estimated to approximate $700 million through 2015, of which approximately $500 million is for the initial phase of the project that is expected to be completed in 2012.

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

El Abra currently receives electrical power under a contract with Electroandina, which will expire at the end of 2017. Water for our El Abra processing operations comes from pumping of groundwater from the Salar de Ascotán pursuant to regulatory approval. We believe El Abra has sufficient water rights to support current operations. For a discussion of risks associated with the availability of water, see Item 1A. – “Risk Factors.”

Candelaria and Ojos del Salado

Candelaria.  We have an 80 percent ownership interest in Candelaria. The remaining 20 percent interest is owned by affiliates of Sumitomo Corporation.

Candelaria’s open-pit mine has been in operation since 1993 and the underground mine has been in operation since 2005. The Candelaria copper mining complex is located approximately 12 miles south of Copiapó in northern Chile’s Atacama province, Region III. The site is accessible by two maintained dirt roads, one coming through the Tierra Amarilla community and the other off of Route 5 of the International Pan-American Highway. The Candelaria mine is an iron oxide, copper/gold deposit. Primary sulfide mineralization consists of chalcopyrite.

The Candelaria operation consists of an open-pit copper mine and a 6,000 metric ton-per-day underground copper mine, which is mined by sublevel stoping, feeding a 75,000 metric ton-per-day concentrator. On average, open-pit mining operations move 235,000 metric tons of material per day using an available fleet of 38 225-metric ton haul trucks loaded by six shovels with bucket sizes ranging from 13 to 43 cubic meters. Copper concentrates are transported by truck to the Punta Padrones port facility located in Caldera, approximately 50 miles northwest of the mine. Copper production for 2009 was 296 million pounds and gold production was 74,000 ounces.

Candelaria is located in a desert environment with rainfall averaging less than one inch per year and is in an active seismic zone. The highest bench elevation is 675 meters above sea level and the ultimate pit bottom is expected to be 30 meters below sea level. The Candelaria property encompasses approximately 13,390 acres, including approximately 125 acres for the port facility in Caldera. The remaining property consists of mineral rights owned by us in which the surface is not owned but controlled by us, which is consistent with Chilean law. Candelaria receives electrical power through long-term contracts with Empresa Eléctrica Guacolda S.A., a local energy company. Candelaria’s water supply comes from well fields in the area of Tierra Amarilla and Copiapó that draw water from the Copiapó River aquifer. Because of rapid depletion of that aquifer in recent years, ongoing studies are addressing the adequacy of this water supply for Candelaria’s currently planned operations. For a discussion of risks associated with the availability of water, see Item 1A. – “Risk Factors.”

Ojos del Salado.  We have an 80 percent ownership interest in Ojos del Salado. The remaining 20 percent interest is owned by affiliates of Sumitomo Corporation.

The Ojos del Salado operation began commercial production in 1929 and consists of two underground copper mines (Santos and Alcaparrosa) and a 3,800 metric ton-per-day concentrator. The operation is located approximately 10 miles east of Copiapó in northern Chile’s Atacama province, Region III, and is accessible by paved highway. The Ojos del Salado mines are iron oxide and copper/gold deposits. Primary sulfide mineralization consists of chalcopyrite.

The Ojos del Salado operation has a capacity of 3,800 metric tons per day of ore from the Santos underground mine and 4,000 metric tons of ore per day from the Alcaparrosa underground mine. The ore from both mines is mined by sublevel stoping since both the ore and enclosing rocks are competent. The broken ore is removed from the stopes using scoops and loaded into an available fleet of 18 28-metric ton trucks, which transport the ore to the surface. The ore from the Santos mine is hauled directly to the Ojos del Salado mill for processing, and the ore from the Alcaparrosa mine is reloaded into five 54-metric ton trucks and hauled seven miles to the Candelaria mill for processing. The Ojos del Salado concentrator has the capacity to produce over 30 million pounds of copper and 9,000 ounces of gold per year. Copper production for 2009 was 74 million pounds and gold production was 18,000 ounces. Tailings from the Ojos del Salado mill are pumped to the Candelaria tailings facility for final deposition. The Candelaria facility has sufficient capacity for the remaining Ojos del Salado tailings in addition to Candelaria’s tailings.

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

Ojos del Salado receives electrical power through long-term contracts with Empresa Eléctrica Guacolda S.A. Ojos del Salado’s water supply comes from well fields in the area of Tierra Amarilla and Copiapó that draw water from the Copiapó River aquifer. Because of rapid depletion of this aquifer in recent years, ongoing studies are addressing the adequacy of this water supply for Ojos del Salado’s currently planned operations. For a discussion of risks associated with the availability of water, see Item 1A. – “Risk Factors.”

Indonesia

Ownership

PT Freeport Indonesia is a limited liability company organized under the laws of the Republic of Indonesia and incorporated in Delaware. We directly own 81.28 percent of PT Freeport Indonesia, 9.36 percent indirectly through our wholly owned subsidiary, PT Indocopper Investama, and the Government of Indonesia owns the remaining 9.36 percent. In July 2004, we received a request from the Indonesian Department of Energy and Mineral Resources that we offer to sell shares in PT Indocopper Investama to Indonesian nationals at fair market value. Refer to Note 15 for additional discussion.

In 1996, we established certain unincorporated joint ventures with Rio Tinto plc (Rio Tinto), an international mining company with headquarters in London, England. Pursuant to the joint venture agreements, Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver through 2021 in Block A, and, after 2021, a 40 percent interest in all production from Block A.  Refer to Note 3 for further discussion of the joint venture with Rio Tinto.

Contracts of Work

Through a Contract of Work (COW) with the Government of Indonesia, PT Freeport Indonesia conducts its current exploration and mining operations in Indonesia. The COW governs our rights and obligations relating to taxes, exchange controls, royalties, repatriation and other matters, and was concluded pursuant to the 1967 Foreign Capital Investment Law, which expresses Indonesia’s foreign investment policy and provides basic guarantees of remittance rights and protection against nationalization, a framework for economic incentives and basic rules regarding other rights and obligations of foreign investors. Specifically, the COW provides that the Government of Indonesia will not nationalize or expropriate PT Freeport Indonesia’s mining operations. Any disputes regarding the provisions of the COW are subject to international arbitration. We have experienced no disputes requiring arbitration during the 41 years we have operated in Indonesia.

PT Freeport Indonesia’s COW covers both Block A, which was first included in a 1967 COW that was replaced by a new COW in 1991, and Block B in which we gained rights in 1991. The initial term of our COW expires in December 2021, but we can extend it for two 10-year periods subject to Indonesian government approval that cannot be withheld or delayed unreasonably. The COW allows us to conduct exploration, mining and production activities in the 24,700-acre Block A area, located in Papua. All of PT Freeport Indonesia’s proven and probable mineral reserves and current mining operations are located in Block A. Under the COW, PT Freeport Indonesia also conducts exploration activities (which had been suspended in 2009, but will resume in 2010) in the approximate 500,000-acre Block B area, in Papua. We originally had the rights to explore 6.5 million acres in Block B, but pursuant to the COW we have only retained the rights to approximately 500,000 acres following significant geological assessment.

PT Freeport Indonesia pays a copper royalty under its COW that varies from 1.5 percent of copper net revenue at a copper price of $0.90 or less per pound to 3.5 percent at a copper price of $1.10 or more per pound. The COW royalty rate for gold and silver sales is 1.0 percent.

A large part of the mineral royalties under Government of Indonesia regulations are designated to the provinces from which the minerals are extracted. In connection with our fourth concentrator mill expansion completed in 1998, PT Freeport Indonesia agreed to pay the Government of Indonesia additional royalties (royalties not required by our COW) to provide further support to the local governments and the people of the Indonesia province of Papua. The additional royalties are paid on production exceeding specified annual amounts of copper, gold and silver expected to be generated when PT Freeport Indonesia’s milling facilities operate above 200,000 metric tons of ore per day. The additional royalty for copper equals the COW royalty rate and for gold and silver equals twice the COW royalty rates. Therefore, PT Freeport Indonesia’s royalty rate on copper net revenues from production above the agreed levels is double the COW royalty rate, and royalty rates on gold and silver sales from production above the agreed levels are triple the COW royalty rates. PT Freeport Indonesia’s share of the combined royalties, including the additional royalties which became effective January 1, 1999, totaled $147 million in 2009, $113 million in 2008 and $133 million in 2007.

PT Irja Eastern Minerals (Eastern Minerals), of which we own 100 percent, conducts exploration through a joint venture agreement, under a separate COW in an area covering approximately 450,000 acres in Papua. The Eastern Minerals COW was under suspension during 2009.

Under a joint venture agreement through PT Nabire Bakti Mining (PTNBM), we conduct exploration activities under a separate COW in an area covering approximately 500,000 acres in five parcels contiguous to PT Freeport Indonesia’s Block B and one of Eastern Minerals’ blocks. The PTNBM COW was under suspension for much of 2009, but will resume in 2010.

In 2008, Indonesia enacted a new mining law, which will operate under a licensing system as opposed to the COW system that applies to PT Freeport Indonesia, Eastern Minerals and PTNBM. In 2010, the Government of Indonesia promulgated regulations under the 2008 mining law and certain provisions address existing COWs. The regulations provide that COWs will continue to be honored until their expiration. However, the regulations attempt to apply certain provisions of the new law to any extension periods of COWs even though our COWs provide for two ten-year extension periods under the existing terms of our COWs.

Grasberg Minerals District

PT Freeport Indonesia operates in the remote highlands of the Sudirman Mountain Range in the province of Papua, Indonesia, which is on the western half of the island of New Guinea. We and our predecessors have conducted exploration and mining operations in Block A since 1967 and have been the only operator of these operations. We currently have two mines in operation: the Grasberg open pit and the Deep Ore Zone (DOZ) underground block cave. We also have significant development projects in the Grasberg minerals district, which are discussed in more detail in “Development Projects and Exploration” below and in Item 7.  “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

Grasberg Open Pit.  We began open-pit mining of the Grasberg ore body in 1990. Open-pit operations are expected to continue through mid 2016, at which time underground mining operations are scheduled to begin at our Grasberg Block Cave mine, which is currently in development. Production is currently at the 3,295- to 4,285-meter elevation level and totaled 57 million metric tons of ore in 2009 and 49 million metric tons of ore in 2008, which provided 70 percent of our 2009 mill feed and 67 percent of our 2008 mill feed. Remaining mill feed comes from our DOZ mine.

The current Grasberg equipment fleet consists of over 500 units. The larger mining equipment directly associated with production includes an available fleet of 163 haul trucks with payloads ranging from approximately 215 metric tons to 330 metric tons and 18 shovels with bucket sizes ranging from 30 cubic meters to 42 cubic meters, which in 2009 moved an average of 725,000 metric tons per day.

Grasberg crushing and conveying systems are integral to the mine and provide the capacity to transport up to 225,000 metric tons per day of Grasberg ore to the mill and 135,000 metric tons per day of overburden to the overburden stockpiles. The remaining ore and overburden is moved by haul trucks.

Deep Ore Zone. The DOZ ore body lies vertically below the now depleted Intermediate Ore Zone. We began production from the DOZ ore body in 1989 using open stope mining methods, but we suspended production in 1991 in favor of production from the Grasberg deposit. Production resumed in September 2000 using the block-cave method. Production is at the 3,110-meter elevation level and totaled 26 million metric tons of ore in 2009 and 23 million metric tons in 2008. Production at the DOZ mine is expected to continue through 2020 and we plan to ramp up production at our Deep Mill Level Zone (DMLZ) block cave mine, which is currently under development, beginning in 2015.

During 2009, we completed over 11,000 meters of development drifting in support of the block-cave mining method for the DOZ mine. Further expansion of the DOZ operation to 80,000 metric tons of ore per day is substantially complete. The success of the development of the DOZ mine, one of the world’s largest underground mines, provides confidence in the future development of PT Freeport Indonesia’s large-scale undeveloped underground ore bodies.

The DOZ mine fleet consists of over 185 pieces of mobile heavy equipment, which in 2009 moved an average of 72,000 metric tons of ore per day. The primary mining equipment directly associated with production and development includes an available fleet of 49 load haul dump (LHD) units and 23 haul trucks. Our production LHD units typically carry approximately 11 metric tons of ore. Using ore passes and chutes, the LHD units transfer ore into 55-ton capacity haul trucks. The trucks dump into two gyratory crushers and the ore is then conveyed to the surface stockpiles.

PT Freeport Indonesia’s total production for 2009 was 1.4 billion pounds of copper and 2.6 million ounces of gold.

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

Description of Ore Bodies. Our Indonesia ore bodies are located within and around two main igneous intrusions, the Grasberg monzodiorite and the Ertsberg diorite. The host rocks of these ore bodies include both carbonate and clastic rocks that form the ridge crests and upper flanks of the Sudirman Range, and the igneous rocks of monzonitic to dioritic composition that intrude them. The igneous-hosted ore bodies (the Grasberg open pit and block cave, and portions of the DOZ block cave) occur as vein stockworks and disseminations of copper sulfides, dominated by chalcopyrite and, to a much lesser extent, bornite. The sedimentary-rock hosted ore bodies occur as “magnetite-rich, calcium/magnesian skarn” replacements, whose location and orientation are strongly influenced by major faults and by the chemistry of the carbonate rocks along the margins of the intrusions.

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

BLOCK A ORE DEPOSITS - LOOKING NORTHEAST
(With Underground Infrastructure)
Elevation In Meters
Elevation In Meters
4,500
4,300
4,100
3,900
3,700
3,500
3,300
3,100
2,900
2,700
2,500
0
1000
METERS
N
GRASBERG OPEN PIT
DOZ BLOCK CAVE
ERTSBERG PIT
WANAGON DRIFT
AMOLE DRIFT
MILL
GRASBERG BLOCK CAVE
KUCING LIAR BLOCK CAVE
BIG GOSSAN OPEN STOPE
CIP DRIFTS
DMLZ BLOCK CAVE
"CIP" - Common Infrastructure Project
"DOZ" - Deep Ore Zone
"DMLZ" - Deep Mill Level Zone

The following map, which encompasses an area of approximately 42 square kilometers (approximately 16 square miles), indicates the relative positions and sizes of our reported ore bodies and their locations.

Africa
At Tenke Fungurume, mine properties and facilities are controlled through mining concessions under general mining laws and our mining rights remain in force as long as the concessions are exploitable. The concessions are owned or controlled by operating companies in which we or our subsidiaries have an ownership interest.

Tenke Fungurume

We own an effective 57.75 percent interest in the Tenke Fungurume minerals district. The remaining ownership interests are held by Lundin Mining Corporation (Lundin) (an effective 24.75 percent interest) and La Générale des Carrières et des Mines (Gécamines), which is wholly owned by the Government of the DRC (17.5 percent non-dilutable interest).

In 2009, we completed the approximate $2 billion initial project at the Tenke Fungurume minerals district. Pursuant to our agreement with Lundin, we were responsible for funding our share (70 percent) of the project development costs and 100 percent of certain cost overruns on the initial project. We and Lundin will be repaid our advances prior to distributions to the stockholders of Tenke Fungurume. Accordingly, we will receive a disproportionate share of cash flow until the cost overrun financing and advances are repaid. Additionally, in accordance with the terms of the agreement, Gécamines will receive asset transfer payments totaling $100 million, $80 million of which have already been paid and the remainder of which will be paid over the next two years.

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

Copper and cobalt are recovered through an agitation-leach plant capable of processing 8,000 metric tons of ore per day. Copper production commenced in March 2009 and achieved targeted production rates in September 2009. The cobalt and sulphuric acid plants were commissioned in September 2009 and we continue to address start-up and quality issues in the cobalt circuit and expect to reach sustained targeted production rates during 2010. Current operations are designed to produce approximately 250 million pounds of copper and 18 million pounds of cobalt per year. The current equipment fleet includes 10 five-cubic meter front-end loaders, 29 45-metric ton haul trucks, surface miners, production drills, sampling machines and crawler dozers.

We commenced a feasibility study in fourth-quarter 2009 to evaluate a second phase of the project, which would include optimizing the current plant and potentially increasing capacity by approximately 50 percent. The feasibility study is expected to be completed by mid-year 2010. The timing of these expansions will depend on a number of factors, including general economic and market conditions.

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

In February 2008, the Ministry of Mines, Government of the DRC, sent a letter seeking comment on proposed material modifications to the mining contracts for the Tenke Fungurume concession. We are continuing to work cooperatively with the DRC government to resolve the ongoing contract review but cannot predict the timing or outcome of the process. The contract review process has not affected our development schedule and we are continuing to operate pursuant to the terms of our contract. We believe the contract is fair and equitable, complies with Congolese law and is enforceable without modification.

PRODUCTION DATA

For comparative purposes, operating data shown below for the years ended December 31, 2007, 2006 and 2005, combines our historical data with Phelps Dodge pre-acquisition data. As the pre-acquisition operating data represent the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

COPPER	Years Ended December 31,
(millions of recoverable pounds)	2009	2008	2007a		2006a	2005a

MINED COPPER (FCX’s net interest in %)
North America
Morenci (85%)b	428	626	687		693	680
Bagdad (100%)	225	227	202		165	201
Safford (100%)	184	133	1		-	-
Sierrita (100%)	170	188	150		162	158
Tyrone (100%)	86	76	50		64	81
Chino (100%)	36	155	190		186	210
Miami (100%)	16	19	20		19	25
Other (100%)	2	6	20		16	10
Total North America	1,147	1,430	1,320	c	1,305	1,365

South America
Cerro Verde (53.56%)	662	694	594		222	206
Candelaria/Ojos del Salado (80%)	370	446	453		429	421
El Abra (51%)	358	366	366		482	464
Total South America	1,390	1,506	1,413	c	1,133	1,091

Indonesia
Grasberg (90.64%)d	1,412	1,094	1,151		1,201	1,456

Africa
Tenke Fungurume (57.75%)	154	-	-		-	-
Consolidated	4,103	4,030	3,884		3,639	3,912

Less noncontrolling participants’ share	754	693	653		537	543
Net	3,349	3,337	3,231		3,102	3,369

GOLD
(thousands of recoverable ounces)

MINED GOLD (FCX’s net interest in %)

North America (100%)b	4	14	15		19	17
South America (80%)	92	114	116	e	112	117
Indonesia (90.64%)d	2,568	1,163	2,198		1,732	2,789
Consolidated	2,664	1,291	2,329		1,863	2,923

Less noncontrolling participants’ share	258	132	229		184	284
Net	2,406	1,159	2,100		1,679	2,639

MOLYBDENUM
(millions of recoverable pounds)

MINED MOLYBDENUM (FCX’s net interest in %)

Henderson (100%)	27	40	39	f	37	32
By-product – North America (100%)b	25	30	30		31	30
By-product – Cerro Verde (53.56%)	2	3	1		-	-
Consolidated	54	73	70		68	62

Less noncontrolling participants’ share	1	1	-		-	-
Net	53	72	70		68	62

a.
For comparative purposes, operating data for the years ended December 31, 2007, 2006 and 2005, combines our historical data with Phelps Dodge pre-acquisition data. As the pre-acquisition data represent the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

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

SALES DATA

For comparative purposes, operating data shown below for the years ended December 31, 2007, 2006 and 2005, combines our historical data with Phelps Dodge pre-acquisition data. As the pre-acquisition operating data represent the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

	Years Ended December 31,
COPPER (millions of recoverable pounds)	2009	2008	2007a		2006a		2005a

MINED COPPER (FCX’s net interest in %)
North America
Morenci (85%)b	459	646	693		692		680
Bagdad (100%)	225	226	200		165		209
Safford (100%)	176	107	-		-		-
Sierrita (100%)	172	184	157		161		165
Tyrone (100%)	85	71	53		64		81
Chino (100%)	52	174	186		186		209
Miami (100%)	16	20	24		19		29
Other (100%)	2	6	19		16		10
Total North America	1,187	1,434	1,332	c	1,303		1,383

South America
Cerro Verde (53.56%)	667	701	587		214		205
Candelaria/Ojos del Salado (80%)	366	455	447		425		421
El Abra (51%)	361	365	365		487		467
Total South America	1,394	1,521	1,399	c	1,126		1,093

Indonesia
Grasberg (90.64%)d	1,400	1,111	1,131		1,201		1,457

Africa
Tenke Fungurume (57.75%)	130	-	-		-		-
Consolidated	4,111	4,066	3,862		3,630		3,933

Less minority participants’ share	746	699	647		535		545
Net	3,365	3,367	3,215		3,095		3,388

Consolidated sales from mines	4,111	4,066	3,862		3,630		3,933
Purchased copper	166	483	650		736		821
Total consolidated sales	4,277	4,549	4,512		4,366		4,754

Average realized price per pound	$2.60	$2.69	$3.22	e	$2.80	e	$1.66	e

GOLD (thousands of recoverable ounces)

MINED GOLD (FCX’s net interest in %)

North America (100%)b	6	16	21		19		18
South America (80%)	90	116	114	f	111		117
Indonesia (90.64%)d	2,543	1,182	2,185		1,736		2,790
Consolidated	2,639	1,314	2,320		1,866		2,925

Less minority participants’ share	256	134	228		185		285
Net	2,383	1,180	2,092		1,681		2,640

Consolidated sales from mines	2,639	1,314	2,320		1,866		2,925
Purchased gold	1	2	6		12		12
Total consolidated sales	2,640	1,316	2,326		1,878		2,937

Average realized price per ounce	$993	$861	$682		$566	g	$454

MOLYBDENUM (millions of recoverable pounds)

Consolidated sales from mines	58	71	69	h	69		60

Less minority participants’ share	1	1	-		-		-
Net	57	70	69		69		60

Consolidated sales from mines	58	71	69		69		60
Purchased molybdenum	6	8	9		8		13
Total consolidated sales	64	79	78		77		73

Average realized price per pound	$12.36	$30.55	$25.87		$21.87		$25.89

a.
For comparative purposes, operating data for the years ended December 31, 2007, 2006 and 2005, combines our historical data with Phelps Dodge pre-acquisition data. As the pre-acquisition data represent the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

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

DEVELOPMENT PROJECTS AND EXPLORATION

We have several projects and potential opportunities to expand our production volumes, extend our mine lives and develop large-scale underground ore bodies. During fourth-quarter 2008, we deferred several project development activities because of the downturn in global economic conditions. Major development projects for 2009 consisted of underground development in the Grasberg minerals district and the Tenke Fungurume project, for which construction activities on the initial project are complete. During fourth-quarter 2009, we announced that we are resuming certain project development activities that were deferred. For further discussion of our development projects and exploration activities, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have several projects in progress in the Grasberg mineral district, including development of the Common Infrastructure project, Grasberg Block Cave, the Big Gossan underground mine, a further expansion of the DOZ underground mine (which is substantially complete) and development of the Deep Mill Level Zone ore body. We also have an additional long-term underground mine development project in the Grasberg minerals district for the Kucing Liar ore body, which is discussed below and is based on our latest mine plans and proven and probable reserves as of December 31, 2009.

The Kucing Liar ore body lies on the southern flank of and underneath the southern portion of the Grasberg open pit at the 2,605-meter elevation level. We expect to mine the Kucing Liar ore body using the block-cave method. A pre-feasibility study for the development of the Kucing Liar ore body was completed during 2009 and indicated aggregate capital costs of approximately $2.5 billion.

Based on current estimates, we expect aggregate expenditures for underground mine development in the Grasberg minerals district to average approximately $450 million annually during the next 15 years. These costs will be shared with Rio Tinto in accordance with our joint venture agreement. Considering the long-term nature and large size of these projects, actual costs could differ materially from these estimates.

In addition to the mine development costs above, our current mine development plans include approximately $3 billion of capital expenditures at our processing facilities to optimize the handling of underground ore types once Grasberg open-pit operations cease. Substantially all of these expenditures will be made between 2017 and 2029. We continue to review our mine development and processing plans to maximize the value of our reserves.

SMELTING FACILITIES

Atlantic Copper, S.A.  Atlantic Copper is our wholly owned copper smelter and refinery located in Huelva, Spain. Atlantic Copper completed the last expansion of its production capacity in 1997. The design capacity of the smelter is 290,000 metric tons of copper per year and the refinery currently has a capacity of 260,000 metric tons of copper per year. We have no present plans to expand Atlantic Copper’s production capacity. Atlantic Copper’s facilities are located on land concessions from the Huelva, Spain port authorities and expire in 2027.

During 2009, Atlantic Copper treated 1,000,700 metric tons of concentrate and scrap and produced 269,000 metric tons of copper anodes and 256,600 metric tons of copper cathodes. During 2008, Atlantic Copper treated 1,028,100 metric tons of concentrate and scrap and produced 259,900 metric tons of copper anodes and 257,100 metric tons of copper cathodes. In June 2007, Atlantic Copper completed a scheduled 23-day maintenance turnaround. Major maintenance turnarounds typically occur approximately every 12 years for Atlantic Copper, with significantly shorter term maintenance turnarounds occurring in the interim. The next scheduled maintenance activity at Atlantic Copper is in 2011.

During 2009, Atlantic Copper purchased approximately 35 percent of its concentrate requirements from PT Freeport Indonesia and approximately 25 percent from our South America copper mines at market prices. Atlantic Copper has experienced no significant operating problems.

We made no capital contributions to Atlantic Copper from 2005 through 2009. We loan funds to Atlantic Copper from time to time, and at December 31, 2009, these loans totaled $381 million. Our net investment in Atlantic Copper at December 31, 2009, was approximately $70 million.

PT Smelting.  PT Freeport Indonesia’s 1991 COW required us to construct or cause to be constructed a smelter in Indonesia if we and the Indonesian government determined that such a project would be economically viable. In 1995, following the completion of a feasibility study, we entered into agreements relating to the formation of PT Smelting, an Indonesian company, and the construction of the copper smelter and refinery in Gresik, Indonesia. PT Freeport Indonesia, Mitsubishi Materials Corporation (Mitsubishi Materials), Mitsubishi Corporation (Mitsubishi) and Nippon Mining & Metals Co., Ltd. (Nippon) own 25 percent, 60.5 percent, 9.5 percent, and 5 percent, respectively, of the outstanding PT Smelting common stock. PT Smelting owns and operates the smelter and refinery in Gresik, Indonesia.

During 2006, PT Smelting completed an expansion of its production capacity to 275,000 metric tons of copper per year from 250,000 metric tons. PT Freeport Indonesia’s contract with PT Smelting provides for the supply of 100 percent of the copper concentrate requirements necessary for PT Smelting to produce 205,000 metric tons of copper annually (essentially the smelter’s original design capacity) on a priority basis. For the first 15 years of PT Smelting’s commercial operations, beginning December 1998, PT Freeport Indonesia agreed that the combined treatment and refining charges (fees paid to smelters by miners) would approximate market rates, but will not fall below specified minimum rates. The minimum rate, applicable to the period April 27, 2008 to April 27, 2014, is to be determined annually and to be sufficient to cover PT Smelting’s annual cash operating costs (net of credits and including costs of debt service) for 205,000 metric tons of copper. The maximum rate is $0.30 per pound. The agreement is an amendment to the long-term contract, which was approved by the Department of Energy and Mineral Resources of the Government of Indonesia in 2009. PT Freeport Indonesia also sells copper concentrate to PT Smelting at market rates, which are not subject to a minimum or maximum rate, for quantities in excess of 205,000 metric tons of copper annually.

During 2009, PT Smelting treated 1,073,900 metric tons of concentrate and produced 310,200 metric tons of copper anodes and 286,000 metric tons of copper cathodes. During 2008, PT Smelting treated 978,100 metric tons of concentrate and produced 261,300 metric tons of copper anodes and 253,400 metric tons of copper cathodes. Higher volumes of anodes in 2009, compared to 2008, primarily reflect a 25-day maintenance turnaround in the second quarter of 2008. Major maintenance turnarounds typically occur approximately every four years for PT Smelting, with significantly shorter term maintenance turnarounds in the interim.

Miami Smelter.  We own and operate a smelter at our Miami, Arizona mining operation. The smelter processes concentrate primarily from our Arizona mines. The smelter has been in production for over 80 years and has been upgraded during that period to implement new technologies, to improve production and to comply with current air quality standards. Concentrate processed through the smelter totaled approximately 619,000 metric tons in 2009 and 719,000 metric tons in 2008. The Miami smelter completed a 40-day major maintenance turnaround in February 2009. Major maintenance turnarounds typically occur approximately every 20 months for Miami, with significantly shorter term maintenance turnarounds in the interim. Sulphuric acid is a by-product of smelting concentrates, and the Miami smelter is the most significant source of sulphuric acid for our U.S. leaching operations.

OTHER PROPERTIES

Rod & Refining Operations.  Our Rod & Refining operations consist of conversion facilities located in North America including a refinery in El Paso, Texas; rod mills in El Paso, Texas, Norwich, Connecticut and Miami, Arizona; and a specialty copper products facility in Bayway, New Jersey. We refine our copper anode production from our smelter in Miami, Arizona, along with purchased anodes, at our El Paso refinery. The El Paso refinery has an annual production capacity of about 900 million pounds of copper cathode, which is sufficient to refine all the copper anode we produce at Miami. Our El Paso refinery also produces nickel carbonate, copper telluride, and autoclaved slimes material containing gold, silver, platinum and palladium.

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

The Fort Madison, Iowa, facility consists of two molybdenum roasters, a sulphuric acid plant, a metallurgical (technical oxide) packaging facility, and a chemical conversion plant, which includes a wet-chemicals plant, sublimation equipment and molybdenum disulfide processing and packaging. In the chemical plant, molybdic oxide is further refined into various high-purity molybdenum chemicals for a wide range of uses by chemical and catalyst manufacturers. In addition to metallurgical oxide products, the Fort Madison facility produces ammonium dimolybdate, pure molybdic oxide, ammonium heptamolybdate, ammonium octamolybdate, sodium molybdate, sublimed pure molybdic oxide and molybdenum disulfide.

The Rotterdam conversion facility consists of a molybdenum roaster, sulphuric acid plant, metallurgical packaging facility and chemical conversion plant. The plant produces metallurgical products primarily for third parties. Ammonium dimolybdate and pure molybdic oxide are produced in the wet-chemicals plant.

We also produce ferromolybdenum for worldwide customers at our conversion plant located in Stowmarket, United Kingdom. The plant is operated both as an internal and external customer tolling facility.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Energy (including electricity, diesel fuel, coal and natural gas), sulphuric acid and water are the principal raw materials used in our operations. Most of our energy is obtained from third parties under long-term contracts. For additional information, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sulphuric acid is used in the SX/EW process and is produced as a by-product of the smelting process at our smelters. Sulphuric acid needs in excess of the sulphuric acid produced by our operations are purchased from third parties as needed.

Our mining operations require significant quantities of water for mining, ore processing and related support facilities. Although we believe our mining operations have sufficient water rights, the loss of water rights for any of our mines, in whole or in part, or shortages of water to which we have rights, could require us to curtail or shut down mining operations. For a further discussion of risks and legal proceedings associated with the availability of water, see Item 1A. – “Risk Factors” and Item 3. – “Legal Proceedings.”

COMPETITION

We are one of the world’s largest copper, gold and molybdenum mining companies in terms of reserves and production. With respect to copper, which generated approximately 75 percent of our mining revenues in 2009, the top 10 producers comprise approximately 55 percent of total worldwide mined copper production. We currently rank second among those producers at approximately 10 percent of total worldwide estimated mined copper production. Our competitive position is based on the quality and grade of our ore bodies and our ability to manage costs compared with other producers. We have a diverse portfolio of mining operations with varying ore grades and cost structures. Our costs are driven by the location, grade and nature of our ore bodies and the input costs, including energy, labor and equipment. The metals markets are cyclical and our ability to maintain our competitive position over the long term is based on our ability to acquire and develop quality deposits, hire and retain a skilled workforce and to manage our costs.

LABOR MATTERS

At December 31, 2009, we employed approximately 28,400 people (approximately 11,900 in Indonesia, 8,400 in North America, 4,400 in South America, 2,900 in Africa and 800 in Europe and other locations). Additionally, we have contractors that have personnel at many of our operations, including approximately 8,600 at our Grasberg minerals district, 4,900 at our South America operations, 2,100 at Tenke Fungurume, 600 in North America and 400 at Atlantic Copper. Employees represented by unions are listed below, with the approximate number of employees represented and the expiration date of the applicable union agreements.

		Number of
		Union-
	Number of	Represented
Location	Unions	Employees	Expiration Date
PT Freeport Indonesia – Indonesia	1	6,794	September 2011
Tenke Fungurume – DRC	2	2,927	May 2010
Cerro Verde – Peru	1	1,023	August 2011
El Abra – Chile	2	794	July 2012
Candelaria – Chile	2	603	July 2013
Atlantic Copper – Spain	2	402	December 2011
Bayway – New Jersey	1	50	April 2010
Stowmarket – United Kingdom	1	40	May 2011
Aurex – Chile	1	33	December 2013
Rotterdam – The Netherlands	2	22	March 2011
Chino – New Mexico	1	14	November 2009a

a.	Negotiations are in progress while employees continue to work under the provisions of the expired contract.

FM Services Company (FM Services), a wholly owned subsidiary of FCX, furnishes certain executive, administrative, financial, accounting, legal, tax and similar services to us. As of December 31, 2009, FM Services had 167 employees. FM Services employees also provide these services to two other publicly traded companies.

ENVIRONMENTAL AND RECLAMATION MATTERS

The costs of complying with environmental laws is a fundamental and substantial cost of our business. For information about environmental regulation, litigation and related costs, see Item 1A. – “Risk Factors;” Item 3. “Legal Proceedings;” Note 1 and Note 14.

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

We believe that our social and economic development programs are responsive to the issues raised by the local communities near our areas of operation and should help us maintain good relations with the surrounding communities and avoid disruptions of mining operations. Nevertheless, social and political instability in the areas of our operations may adversely impact our mining operations. See Item 1A. – “Risk Factors.”

South America.  Cerro Verde has provided a variety of community support projects over the years. During 2006, as a result of discussions with local mayors in the Arequipa region, Cerro Verde agreed to contribute to the design and construction of domestic water and sewage treatment plants for the benefit of the region. These facilities are being designed in a modular fashion so that initial installations can be readily expanded in the future. We have funded approximately 150 million Peruvian nuevo soles (approximately $49 million) as of December 31, 2009, to a designated bank account to be used for financing Cerro Verde’s share of the construction costs of these facilities.

During 2006, the Peruvian government announced that all mining companies operating in Peru will make annual contributions to local development funds for a five-year period when copper prices exceed certain levels that are adjusted annually. The contribution is equal to 3.75 percent of after-tax profits, of which 2.75 percent is contributed to a local mining fund and 1.00 percent to a regional mining fund. Cerro Verde’s contributions totaled $28 million in both 2009 and 2008 and $49 million in 2007.

Indonesia.  In 1996, PT Freeport Indonesia established the Freeport Partnership Fund for Community Development (formerly the Freeport Fund for Irian Jaya Development), through which PT Freeport Indonesia has made available funding and technical assistance to support the economic, health, education and social development of the area. PT Freeport Indonesia has committed through 2011 to provide one percent of its annual revenue for the development of the local people in its area of operation through the Partnership Fund. Our share of contributions to the Partnership Fund totaled $59 million in 2009, $34 million in 2008 and $48 million in 2007. Our joint venture partner, Rio Tinto, also contributes to this fund and, including their share, the contributions totaled $69 million in 2009, $35 million in 2008 and $53 million in 2007.

The Amungme and Kamoro Community Development Organization (Lembaga Pembangunan Masyarakat Amungme dan Kamoro or LPMAK) oversees disbursement of the program funds we contribute to the Partnership Fund. LPMAK is governed by a board of commissioners and a board of directors, which are comprised of representatives from the local Amungme and Kamoro tribal communities, government leaders, church leaders, and one representative of PT Freeport Indonesia on each board. The Amungme and Kamoro people are original inhabitants of the land in our area of operations.

Security Matters in Indonesia. Consistent with our COW in Indonesia and the requirement to protect our employees and property, we have taken appropriate steps to provide a safe and secure working environment. As part of its security program, PT Freeport Indonesia maintains its own internal security department, which performs functions such as protecting company facilities, monitoring the shipment of company goods through the airport and terminal, assisting in traffic control and aiding rescue operations. PT Freeport Indonesia’s civilian security employees (numbering approximately 725) are unarmed and perform duties consistent with their internal security role. PT Freeport Indonesia’s share of costs for its internal civilian security department totaled approximately $18 million for 2009, $22 million for 2008 and $17 million for 2007. The security department has received human rights training and each member is required to certify his or her compliance with our human rights policy.

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

From the outset of PT Freeport Indonesia’s operations, the government has looked to PT Freeport Indonesia to provide logistical and infrastructure support and assistance for these necessary services because of the limited resources of the Indonesian government and the remote location of and lack of development in Papua. PT Freeport Indonesia’s financial support for the Indonesian government security institutions assigned to the operations area represents a prudent response to its requirements to protect its workforce and property, better ensuring that personnel are properly fed and lodged, and have the logistical resources to patrol PT Freeport Indonesia’s roads and secure its operating area. In addition, the provision of such support is consistent with PT Freeport Indonesia’s obligations under the COW, reflects our philosophy of responsible corporate citizenship, and is in keeping with our commitment to pursue practices that will promote human rights.

PT Freeport Indonesia’s share of support costs for the government-provided security, currently involving approximately 3,000 Indonesian government security personnel located in the general area of our operations, was $10 million for 2009, $8 million for 2008 and $9 million for 2007. This supplemental support consists of various infrastructure and other costs, such as food, housing, fuel, travel, vehicle repairs, allowances to cover incidental and administrative costs, and community assistance programs conducted by the military and police. PT Freeport Indonesia’s capital costs for associated infrastructure was approximately $2 million in 2009 and less than $1 million a year in 2008 and 2007.

Since July 2009, there have been a series of shooting incidents along the road leading to our mining and milling operations at the Grasberg mining complex, including an incident in January 2010. In connection with these incidents, there have been three fatalities (including a PT Freeport Indonesia employee, a security contractor and an Indonesian policeman) and several injuries. The Indonesian government has responded with additional security forces and expressed a strong commitment to protect the safety of the community and our operations. The investigation of these matters is continuing, and we have taken precautionary measures, including limiting use of the road to secured convoys. Our mining and milling activities have continued uninterrupted; however, prolonged limitations on access to the road could adversely affect operations at the mine. See Item 1A. – “Risk Factors.”

As originally reported in January 2006, we received and responded to requests from U.S. governmental authorities related to PT Freeport Indonesia’s support of Indonesian security institutions. In May 2009, we were notified by the SEC that the U.S. government’s investigation had been completed and no action has been recommended.

Africa.  Tenke Fungurume has committed to assist the communities living within its concession in the Katanga province of the DRC. Initiatives that have commenced over the past three years include a malaria control program, construction and operational support for six elementary schools, installation of over 40 clean water wells throughout the concession as well as five villages outside the concession, a public sanitation (latrines and hand washing) program reaching over 2,000 households, a mobile clinic for rural villages, and economic development programs supporting local entrepreneurs, farmers and women’s income generation, and literacy groups. We have also made significant investments in infrastructure in the region that will have lasting benefits to the country, including upgrading a national road and the regional power generation and transmission systems. Additionally, we have committed to contribute 0.3 percent of net sales revenue from production to a community development fund to assist the local communities with development of local infrastructure and related services, such as those pertaining to health, education and economic development. This fund will be a platform to work jointly with the local government and community to further assist them to fulfill their local development plans, meet basic community needs and promote good governance. Community development fund contributions for 2009 totaled approximately $1 million.

Similar to our operations in Indonesia, Tenke Fungurume is required to engage government security institutions to assist with security matters at its concession area. In this regard, Tenke Fungurume provides food, housing, monetary allowances and logistical support as well as direct payments to the government for the provision of the security assigned to the concession area. The total cost to Tenke Fungurume for this support, including in-kind support, totaled less than $1 million in 2009.

ORE RESERVES

Recoverable proven and probable reserves summarized below and detailed on the following pages have been calculated as of December 31, 2009, in accordance with Industry Guide 7 as required by the Securities Exchange Act of 1934. Proven and probable reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance of other countries. Proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry, as more fully discussed below. The term “reserve,” as used in the reserve data presented here, means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The term “proven reserves” means reserves for which (1) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (2) grade and/or quality are computed from the results of detailed sampling; and (3) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Our reserve estimates are based on the latest available geological and geotechnical studies. We conduct ongoing studies of our ore bodies to optimize economic values and to manage risk. We revise our mine plans and estimates of recoverable proven and probable mineral reserves as required in accordance with the latest available studies. Our estimates of recoverable proven and probable reserves are prepared by and are the responsibility of our employees, and a majority of these estimates are reviewed and verified by independent experts in mining, geology and reserve determination. Estimated recoverable proven and probable reserves at December 31, 2009, were determined using long-term average prices of $1.60 per pound for copper, $550 per ounce for gold, $8.00 per pound for molybdenum, $12.00 per ounce for silver and $10.00 per pound for cobalt. The London spot metal prices for the past three years averaged $2.91 per pound for copper and $847 per ounce for gold, and molybdenum prices for the past three years averaged approximately $23 per pound.

	Recoverable Proven and Probable Reservesa at December 31, 2009
	Copper	Gold	Molybdenum	Silver	Cobalt
	(billion pounds)	(million ounces)	(million pounds)	(million ounces)	(billion pounds)
North America	27.7	0.2	2,072	56.5	-
South America	34.0	1.5	519	88.3	-
Indonesia	34.1	35.5	-	125.6	-
Africa	8.4	-	-	-	0.78
Consolidated basisb	104.2	37.2	2,591	270.4	0.78

Net equity interestc	83.0	33.6	2,350	224.1	0.45

a.
Recoverable proven and probable reserves are estimated metal quantities from which we expect to be paid after application of estimated metallurgical recovery rates and smelter recovery rates, where applicable. Recoverable reserves are that part of a mineral deposit that we estimate can be economically and legally extracted or produced at the time of the reserve determination. Recoverable copper reserves in this table include 2.7 billion pounds in leach stockpiles and 1.3 billion pounds in mill stockpiles, including our joint venture partner’s interest in the Morenci mine.

b.
Consolidated basis reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America and at the Grasberg minerals district in Indonesia.

c.	Net equity interest reserves represent estimated consolidated basis metal quantities further reduced for noncontrolling interest ownership.

Recoverable Proven and Probable Reserves
Estimated at December 31, 2009

		Proven Reserves							Probable Reserves
			Average Ore Grade							Average Ore Grade
	Processing	Million	Copper	Gold		Moly	Silver	Cobalt	Million	Copper	Gold		Moly	Silver	Cobalt
	Method	metric tons	%	g/t		%	g/t	%	metric tons	%	g/t		%	g/t	%
North America
Morenci	Mill	177	0.55	-		0.025	-	-	1	0.77	-		-	-	-
	Crushed leach	358	0.62	-		-	-	-	7	0.62	-		-	-	-
	ROM leach	2,554	0.20	-		-	-	-	69	0.24	-		-	-	-
Sierrita	Mill	1,310	0.26	-	b	0.029	1.51	-	131	0.23	-	b	0.023	1.34	-
	ROM leach	4	0.18	-		-	-	-	1	0.13	-		-	-	-
Bagdad	Mill	660	0.37	-	b	0.022	1.84	-	99	0.30	-	b	0.018	1.49	-
	ROM leach	95	0.17	-		-	-	-	110	0.15	-		-	-	-
Safford	Crushed leach	147	0.45	-		-	-	-	96	0.43	-		-	-	-
Tyrone	ROM leach	138	0.32	-		-	-	-	42	0.24	-		-	-	-
Henderson	Mill	134	-	-		0.180	-	-	4	-	-		0.190	-	-
Chino	Mill	54	0.66	0.03		0.013	0.49	-	6	0.55	0.03		0.014	0.42	-
	ROM leach	68	0.41	-		-	-	-	14	0.30	-		-	-	-
Miami	ROM leach	74	0.44	-		-	-	-	17	0.35	-		-	-	-
Climaxa	Mill	76	-	-		0.189	-	-	114	-	-		0.137	-	-
Cobrea	ROM leach	71	0.40	-		-	-	-	2	0.23	-		-	-	-
		5,920	0.28	-	b	0.016	0.54		713	0.23	-	b	0.030	0.46	-

South America
Cerro Verde	Mill	746	0.45	-		0.017	1.28	-	2,063	0.39	-		0.015	1.12	-
	Crushed leach	89	0.57	-		-	-	-	73	0.48	-		-	-	-
	ROM leach	32	0.26	-		-	-	-	50	0.23	-		-	-	-
El Abra	Crushed leach	440	0.55	-		-	-	-	112	0.50	-		-	-	-
	ROM leach	284	0.32	-		-	-	-	140	0.30	-		-	-	-
Candelaria	Mill	382	0.54	0.12		-	2.04	-	29	0.59	0.13		-	2.22	-
Ojos del Salado	Mill	6	1.13	0.26		-	3.18	-	3	1.08	0.25		-	3.02	-
		1,979	0.47	0.02		0.006	0.89	-	2,470	0.39	-	b	0.012	0.96	-

Indonesia
Grasberg open pit	Mill	198	0.96	1.15		-	2.39	-	134	0.81	0.86		-	2.04	-
Deep Ore Zone	Mill	85	0.65	0.64		-	3.24	-	169	0.57	0.68		-	2.58	-
Grasberg block cavea	Mill	308	1.23	1.15		-	3.49	-	698	0.94	0.66		-	3.19	-
Kucing Liara	Mill	156	1.32	1.15		-	7.51	-	285	1.20	1.06		-	6.57	-
Deep Mill Level Zonea	Mill	59	1.00	0.78		-	4.94	-	442	0.87	0.74		-	4.38	-
Big Gossana	Mill	10	2.49	1.26		-	17.04	-	46	2.20	1.04		-	13.66	-
		816	1.12	1.07		-	4.24	-	1,774	0.95	0.77		-	4.16	-

Africa
Tenke Fungurume	Agitation leach	50	3.37	-		-	-	0.399	85	2.99	-		-	-	0.289

Total		8,765	0.42	0.11		0.012	0.96	0.002	5,042	0.61	0.27		0.010	2.00	0.005

a. Undeveloped reserves requiring significant capital investment to bring into production.
b. Grade not shown because of rounding.

The reserve table above and the tables on pages 33 to 35 and 40 utilize the following abbreviations:

•	g/t – grams per metric ton

•	Moly – Molybdenum

•	ROM – Run of Mine

Recoverable Proven and Probable Reserves
Estimated at December 31, 2009
(continued)
			Average Ore Grade						Recoveriesa
		Proven and
		Probable
	Processing	Million	Copper	Gold		Moly	Silver	Cobalt	Copper	Gold	Moly	Silver	Cobalt
	Method	metric tons	%	g/t		%	g/t	%	%	%	%	%	%
North America
Morenci	Mill	178	0.55	-		0.025	-	-	79.3	-	27.8	-	-
	Crushed leach	365	0.62	-		-	-	-	77.9	-	-	-	-
	ROM leach	2,623	0.21	-		-	-	-	43.6	-	-	-	-
Sierrita	Mill	1,441	0.25	-	b	0.028	1.50	-	81.9	59.1	80.5	49.3	-
	ROM leach	5	0.17	-		-	-	-	55.6	-	-	-	-
Bagdad	Mill	759	0.36	-	b	0.021	1.79	-	84.5	59.1	72.1	49.3	-
	ROM leach	205	0.16	-		-	-	-	28.9	-	-	-	-
Safford	Crushed leach	243	0.44	-		-	-	-	69.3	-	-	-	-
Tyrone	ROM leach	180	0.30	-		-	-	-	62.2	-	-	-	-
Henderson	Mill	138	-	-		0.180	-	-	-	-	86.1	-	-
Chino	Mill	60	0.65	0.03		0.013	0.48	-	77.1	77.9	35.3	78.5	-
	ROM leach	82	0.39	-		-	-	-	61.2	-	-	-	-
Miami	ROM leach	91	0.43	-		-	-	-	63.1	-	-	-	-
Climax	Mill	190	-	-		0.158	-	-	-	-	88.8	-	-
Cobre	ROM leach	73	0.39	-		-	-	-	65.4	-	-	-	-
		6,633

South America
Cerro Verde	Mill	2,809	0.40	-		0.015	1.16	-	86.4	-	52.6	59.5	-
	Crushed leach	162	0.53	-		-	-	-	76.1	-	-	-	-
	ROM leach	82	0.24	-		-	-	-	43.3	-	-	-	-
El Abra	Crushed leach	552	0.54	-		-	-	-	55.5	-	-	-	-
	ROM leach	424	0.32	-		-	-	-	26.0	-	-	-	-
Candelaria	Mill	411	0.54	0.12		-	2.05	-	91.0	79.0	-	76.3	-
Ojos del Salado	Mill	9	1.12	0.26		-	3.12	-	89.8	59.6	-	66.1	-
		4,449

Indonesia
Grasberg open pit	Mill	332	0.90	1.03		-	2.25	-	83.5	81.6	-	43.4	-
Deep Ore Zone	Mill	254	0.60	0.67		-	2.80	-	84.2	75.9	-	57.8	-
Grasberg block cave	Mill	1,006	1.03	0.81		-	3.29	-	85.5	66.9	-	60.6	-
Kucing Liar	Mill	441	1.24	1.09		-	6.90	-	85.3	45.6	-	38.4	-
Deep Mill Level Zone	Mill	501	0.89	0.74		-	4.44	-	85.9	76.7	-	62.7	-
Big Gossan	Mill	56	2.25	1.08		-	14.25	-	92.2	67.7	-	64.3	-
		2,590

Africa
Tenke Fungurume	Agitation leach	135	3.13	-		-	-	0.33	89.4	-	-	-	80.0

Total		13,807

a. Recoveries are net of estimated mill and smelter losses.
b. Grade not shown because of rounding.

Recoverable Proven and Probable Reserves
Estimated at December 31, 2009
(continued)
			Recoverable Reserves
			Copper	Gold	Moly	Silver	Cobalt
	FCX’s	Processing	billion	million	billion	million	billion
	Interest	Method	lbs.	ozs.	lbs.	ozs.	lbs.
North America
Morenci	85%	Mill	1.7	-	0.03	-	-
		Crushed leach	3.9	-	-	-	-
		ROM leach	5.2	-	-	-	-
Sierrita	100%	Mill	6.6	0.1	0.73	34.2	-
		ROM leach	-	-	-	-	-
Bagdad	100%	Mill	5.1	0.1	0.26	21.6	-
		ROM leach	0.2	-	-	-	-
Safford	100%	Crushed leach	1.6	-	-	-	-
Tyrone	100%	ROM leach	0.8	-	-	-	-
Henderson	100%	Mill	-	-	0.47	-	-
Chino	100%	Mill	0.7	-	0.01	0.7	-
		ROM leach	0.4	-	-	-	-
Miami	100%	ROM leach	0.5	-	-	-	-
Climax	100%	Mill	-	-	0.58	-	-
Cobre	100%	ROM leach	0.4	-	-	-	-
			27.1	0.2	2.08	56.5	-
Recoverable metal in stockpiles			2.3	-	-	-	-
100% operations			29.4	0.2	2.08	56.5	-
Consolidated basisa			27.7	0.2	2.07	56.5	-
Net equity interestb			27.7	0.2	2.07	56.5	-

South America
Cerro Verde	53.56%	Mill	21.6	-	0.50	62.3	-
		Crushed leach	1.4	-	-	-	-
		ROM leach	0.2	-	-	-	-
El Abra	51%	Crushed leach	3.6	-	-	-	-
		ROM leach	0.8	-	-	-	-
Candelaria	80%	Mill	4.5	1.3	-	20.7	-
Ojos del Salado	80%	Mill	0.2	-	-	0.6	-
			32.3	1.3	0.50	83.6	-
Recoverable metal in stockpiles			1.7	0.2	0.02	4.7	-
100% operations			34.0	1.5	0.52	88.3	-
Consolidated basisa			34.0	1.5	0.52	88.3	-
Net equity interestb			19.6	1.2	0.28	53.7	-

Indonesia
Grasberg open pit	(c)	Mill	5.5	8.9	-	10.4	-
Deep Ore Zone	(c)	Mill	2.8	4.1	-	13.2	-
Grasberg block cave	(c)	Mill	19.5	17.5	-	64.5	-
Kucing Liar	(c)	Mill	10.3	7.1	-	37.6	-
Deep Mill Level Zone	(c)	Mill	8.4	9.2	-	44.8	-
Big Gossan	(c)	Mill	2.6	1.3	-	16.5	-
			49.1	48.1	-	187.0	-
Recoverable metal in stockpiles			-	-	-	-	-
100% operations			49.1	48.1	-	187.0	-
Consolidated basisa			34.1	35.5	-	125.6	-
Net equity interestb			30.9	32.2	-	113.9	-

Africa
Tenke Fungurume	57.75%	Agitation leach	8.3	-	-	-	0.78
Recoverable metal in stockpiles			0.1	-	-	-	-
100% operations			8.4	-	-	-	0.78
Consolidated basisa			8.4	-	-	-	0.78
Net equity interestb			4.8	-	-	-	0.45

TOTAL – 100% operations			120.9	49.8	2.60	331.8	0.78
TOTAL – Consolidated basisa			104.2	37.2	2.59	270.4	0.78
TOTAL – Net equity interestb			83.0	33.6	2.35	224.1	0.45

a. Consolidated basis represents estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America and at the Grasberg minerals district in Indonesia.
b. Net equity interest represents estimated consolidated basis metal quantities further reduced for noncontrolling interest ownership.
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

Our copper mines may contain other commercially recoverable metals, such as gold, molybdenum, silver and cobalt. We value all commercially recoverable metals in terms of a copper equivalent percentage to determine a single cutoff grade. Copper equivalent percentage is used to express the relative value of multi-metal ores in terms of one metal. The calculation expresses the relative value of the ore using estimates of contained metal quantities, metals prices as used for reserve determination, recovery rates, treatment charges and royalties. Our molybdenum properties use a molybdenum cutoff grade. The table below shows the minimum cutoff grade by process for each of our existing ore bodies as of December 31, 2009:

	Copper Equivalent Cutoff Grades

				Molybdenum
				Cutoff Grade
	Copper Equivalent Cutoff Grade (Percent)			(Percent)
		Crushed or	ROM
	Mill	Agitation Leach	Leach	Mill
North America
Morenci	0.32	0.32	0.03	N/A
Sierrita	0.22	N/A	0.07	N/A
Bagdad	0.23	N/A	0.08	N/A
Safford	N/A	0.12	N/A	N/A
Tyrone	N/A	N/A	0.05	N/A
Henderson	N/A	N/A	N/A	0.12
Chino	0.31	N/A	0.08	N/A
Miami	N/A	N/A	0.04	N/A
Climax	N/A	N/A	N/A	0.06
Cobre	N/A	N/A	0.17	N/A

South America
Cerro Verde	0.20	0.24	0.18	N/A
El Abra	N/A	0.20	0.07	N/A
Candelaria	0.22	N/A	N/A	N/A
Ojos del Salado	0.59	N/A	N/A	N/A

Indonesia
Grasberg open pit	0.15	N/A	N/A	N/A
Deep Ore Zone	0.65	N/A	N/A	N/A
Grasberg block cave	0.53	N/A	N/A	N/A
Kucing Liar	0.75	N/A	N/A	N/A
Deep Mill Level Zone	0.69	N/A	N/A	N/A
Big Gossan	1.41	N/A	N/A	N/A

Africa
Tenke Fungurume	N/A	1.01	N/A	N/A

Drill hole spacing data is used by mining professionals, such as geologists and geological engineers, in determining the suitability of data coverage (on a relative basis) in a given deposit type and mining method scenario so as to achieve a given level of confidence in the resource estimate. Drill hole spacing is only one of several criteria necessary to establish resource classification. Drilling programs are typically designed to achieve an optimum sample spacing to support the level of confidence in results that apply to a particular stage of development of a mineral deposit. The following table sets forth the average drill hole spacing based on average sample distance or drill pattern spacing for proven and probable ore reserves by process type:

Average Drill Hole Spacing

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

Production Sequencing

The following chart illustrates our current plans for sequencing and producing the December 31, 2009, proven and probable reserves at each of our ore bodies and the years in which we currently expect production from each ore body. The chart also shows the term of PT Freeport Indonesia’s COW. Production volumes are typically lower in the first few years for each ore body as development activities are ongoing and as the mine ramps up to full production and production volumes may also be lower as the mine reaches the end of its life. The ultimate timing of the start of production from our undeveloped mines is dependent upon a number of factors, including the results of our exploration and development efforts, and may vary from the dates shown below. In addition, we develop our mine plans based on maximizing the net present value from the ore bodies. Significant additional capital expenditures will be required at many of these mines in order to achieve the life-of-mine plans reflected below.

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

Following are our stockpiles and the estimated recoverable copper contained within those stockpiles as of December 31, 2009:

Recoverable Copper in Stockpiles
				Recoverable
	Millions of	Average	Recovery	Copper
	Metric Tons	Grade (%)	Rate (%)	(Billion Pounds)
Mill stockpiles
Cerro Verde	72	0.46	81.9	0.6
Candelaria	91	0.39	82.7	0.7
Subtotal	163	0.42	82.3	1.3

Leach stockpiles
Morenci	4,581	0.25	1.8	0.4
Sierrita	648	0.15	13.1	0.3
Bagdad	391	0.28	3.0	0.1
Safford	69	0.43	27.9	0.2
Tyrone	967	0.28	2.2	0.1
Chino	1,623	0.25	12.2	1.1
Miami	433	0.38	1.5	0.1
Cerro Verde	354	0.54	2.7	0.1
El Abra	278	0.33	17.5	0.3
Tenke Fungurume	4	0.98	86.1	0.1
Subtotal	9,348	0.28	5.1	2.8

Total 100% basis				4.1

Consolidated basisa				4.0

Net equity interestb				3.4

a. Consolidated basis represents estimated metal quantities after reduction for our joint venture partner’s interest in the Morenci mine in North America.
b. Net equity interest represents estimated consolidated basis metal quantities further reduced for noncontrolling interest ownership.

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

Mineralized Material
Estimated at December 31, 2009
		Milling Material				Leaching Material		Total Mineralized Material
		Million				Million		Million
	FCX’s	metric	Copper	Gold	Moly	metric	Copper	metric	Copper	Gold	Moly
	Interest	tons	%	g/t	%	tons	%	tons	%	g/t	%
North America
Morenci	85%	342	0.41	-	0.016	1,965	0.22	2,307	0.25	-	0.002
Sierritaa	100%	2,312	0.20	-	0.022	37	0.15	2,349	0.20	-	0.022
Bagdad	100%	589	0.35	-	0.019	118	0.13	707	0.31	-	0.016
Saffordb	100%	643	0.45	0.08	0.004	103	0.29	746	0.43	0.07	0.004
Tyrone	100%	-	-	-	-	135	0.31	135	0.31	-	-
Henderson	100%	65	-	-	0.131	-	-	65	-	-	0.131
Chino	100%	462	0.42	-	0.010	71	0.29	533	0.40	-	0.009
Miami	100%	-	-	-	-	41	0.45	41	0.45	-	-
Climax	100%	528	-	-	0.165	-	-	528	-	-	0.165
Cobre	100%	44	0.55	-	-	12	0.28	56	0.49	-	-
Ajoc	100%	639	0.36	0.07	0.007	-	-	639	0.36	0.07	0.007
Cochise/Bisbee	100%	-	-	-	-	301	0.44	301	0.44	-	-
Lone Star	100%	-	-	-	-	767	0.44	767	0.44	-	-
Sanchez	100%	-	-	-	-	190	0.28	190	0.28	-	-
Tohono	100%	247	0.68	-	-	280	0.67	527	0.68	-	-
Twin Buttesd	100%	619	0.46	-	0.026	67	0.22	686	0.43	-	0.024

South America
Cerro Verde	53.56%	1,007	0.37	-	0.014	4	0.32	1,011	0.37	-	0.014
El Abra	51%	762	0.44	-	-	330	0.26	1,092	0.39	-	-
Candelariae	80%	81	0.49	0.11	-	-	-	81	0.49	0.11	-

Indonesia
Grasberg districtf	54.38%k	2,622	0.59	0.53	-	-	-	2,622	0.59	0.53	-

Africa
Tenke Fungurumeg	57.75%	62	3.38	-	-	21	2.84	83	3.24	-	-
Kisanfuh	95%	57	2.30	-	-	50	3.01	107	2.63	-	-

Total 100% basis		11,081				4,492		15,573

Consolidated basisi		9,981				4,198		14,179

Net equity interestj		8,948				4,023		12,971

a.	Sierrita stated tonnage also includes 1.2 grams of silver per metric ton.
b.	Safford stated tonnage also includes 1.4 grams of silver per metric ton.
c.	Ajo stated tonnage also includes 0.9 grams of silver per metric ton.
d.	Twin Buttes stated tonnage also includes 5.2 grams of silver per metric ton.
e.	Candelaria stated tonnage also includes 1.7 grams of silver per metric ton.
f.	Grasberg district stated tonnage also includes 3.4 grams of silver per metric ton.
g.	Tenke Fungurume stated tonnage also includes 0.30 percent cobalt.
h.	Kisanfu stated tonnage also includes 1.08 percent cobalt.
i.
Consolidated basis represents estimated mineralized materials after reduction for our joint ventures partners’ interest in the Morenci mine in North America and at the Grasberg minerals district in Indonesia.

j.	Net equity interest represents estimated consolidated basis mineralized material further reduced for noncontrolling interest ownership.
k.	FCX’s interest in the Grasberg minerals district reflects our 60 percent joint venture ownership further reduced by noncontrolling interest ownership.

Item 1A.  Risk Factors

This report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are all statements other than statements of historical facts, such as statements regarding anticipated production volumes, unit net cash costs, sales volumes, ore grades, milling rates, commodity prices, development and capital expenditures, mine production and development plans, availability of power, water, labor and equipment, environmental reclamation and closure costs and plans, environmental liabilities and expenditures, litigation expense and results, dividend payments, reserve estimates, exploration efforts and results, operating cash flows, copper, gold, molybdenum and cobalt price changes, deferred intercompany profit impacts on financial results, and anticipated political, economic and social conditions in our areas of operations. We undertake no obligation, to update or revise any forward-looking statements. Readers are cautioned that forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements. Important factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements include the following.

Financial risks

Extended declines in the market prices of copper, gold and/or molybdenum could adversely affect our earnings and cash flows and, if sustained, could adversely affect our ability to repay debt. Fluctuations in the market prices of copper, gold or molybdenum can cause significant volatility in our financial performance and adversely affect the trading prices of our debt and equity securities.

Our earnings and cash flows are affected significantly by the market prices of copper and, to a lesser extent, gold and molybdenum. The world market prices of these commodities have fluctuated historically and are affected by numerous factors beyond our control. For information about movements in the market prices of these commodities, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Copper, Gold and Molybdenum Markets.” An extended decline in the market prices of these commodities could (1) adversely affect our earnings and cash flows, (2) adversely affect our ability to repay our debt and meet our other fixed obligations, and (3) depress the trading prices of our common and preferred stock and of our publicly traded debt securities.

In addition, substantially all of our copper concentrate sales and some of our copper cathode sales are provisionally priced at the time of shipment. The provisional prices are finalized in a contractually specified future period (generally one to four months from the shipment date) based primarily on quoted London Metal Exchange (LME) prices. Accordingly, in times of falling copper prices, our revenues are negatively affected by lower prices received for contracts priced at current market rates and also from a decrease related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of rising copper prices, the opposite occurs.

There continues to be uncertainty in the global economy, which could negatively affect the market prices of commodities, including the metals that we produce. If market prices for the metals we produce decline for a sustained period of time, we may have to revise our operating plans, including curtailing production, reducing operating costs and capital expenditures and discontinuing certain exploration and development programs. We may be unable to decrease our costs in an amount sufficient to offset reductions in revenues, and may incur losses.

World copper prices have historically fluctuated widely. During the three years ended December 31, 2009, LME daily closing spot prices ranged from $1.26 to $4.08 per pound for copper. The LME spot copper price closed at $3.11 per pound on January 29, 2010. World copper prices are affected by numerous factors beyond our control, including:

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

World gold prices have historically fluctuated widely. During the three years ended December 31, 2009, the daily closing prices on the London spot market ranged from $608 to $1,213 per ounce for gold. London gold prices closed at $1,079 per ounce on January 29, 2010. World gold prices are affected by numerous factors beyond our control, including:

•	the strength of the U.S. economy and the economies of other industrialized and developing nations, including China;

•	global or regional political or economic crises;

•	the relative strength or weakness of the U.S. dollar and other currencies;

•	expectations with respect to the rate of inflation;

•	interest rates;

•	purchases and sales of gold by governments, central banks and other holders;

•	demand for jewelry containing gold; and

•	investment activity, including speculation, in gold as a commodity.

Molybdenum prices also fluctuate widely. Molybdenum demand depends primarily on the global steel industry, which uses the metal as a hardening and corrosion inhibiting agent. Approximately 80 percent of molybdenum production is used in this application. The remainder is used in specialty chemical applications such as catalysts, water treatment agents and lubricants. Approximately 50 percent of global molybdenum production is a by-product of copper mining, which is relatively insensitive to molybdenum prices. During the three years ended December 31, 2009, the Metals Week Dealer Oxide weekly average price for molybdenum ranged from $7.83 to $33.88 per pound. The Metals Week Molybdenum Dealer Oxide weekly average price was $14.88 per pound on January 29, 2010. Molybdenum prices are affected by numerous factors beyond our control, including:

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

We incurred significant debt to fund a portion of the cash consideration paid to acquire Phelps Dodge Corporation (Phelps Dodge). As of December 31, 2009, the outstanding principal amount of our indebtedness was $6.3 billion. The agreements governing our indebtedness restrict, subject to certain exceptions, our ability to:

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

In April 2008, Standard & Poor’s Rating Services (S&P) and Fitch Ratings raised our corporate credit rating and the ratings on our unsecured debt to BBB- (investment grade). As a result of the upgrade of our unsecured debt to investment grade by S&P, the restrictions contained in our 8.375%, 8.25% and floating rate senior notes on incurring debt, making restricted payments and selling assets were suspended.

In addition, our senior revolving credit facilities require that we meet certain financial tests at any time that borrowings are outstanding under these facilities, including a leverage ratio test (Total Debt to Consolidated EBITDA, as those terms are defined in the facility, for the preceding four quarters cannot exceed 5.0 to 1.0 on the last day of any fiscal quarter) and a secured leverage ratio test (Total Secured Debt to Consolidated EBITDA, as those terms are defined in the facility, for the preceding four quarters cannot exceed 3.0 to 1.0 on the last day of any fiscal quarter). During periods in which copper, gold or molybdenum prices or production volumes, or other conditions reflect the adverse impact of cyclical market trends or other factors, we may not be able to comply with the applicable financial covenants.

Our senior revolving credit facilities and our 8.375%, 8.25% and floating rate senior notes contain covenants that limit our ability to make certain payments. These restrictions vary among the instruments, but generally limit our ability to pay certain dividends on common and preferred stock, repurchase or redeem common and preferred equity, prepay subordinated debt and make certain investments. To the extent the rating is downgraded below investment grade, these covenants in our 8.375%, 8.25% and floating rate senior notes would again become effective. At December 31, 2009, the most restrictive of these covenants related to restricted payments allowed for payments up to approximately $7.6 billion.

Our obligations under our senior credit facilities are (1) guaranteed by substantially all of our domestic subsidiaries and (2) secured by a pledge of (a) 100 percent of the equity in substantially all of our domestic subsidiaries and (b) 66.5 percent of the equity in substantially all of our first tier foreign subsidiaries.

Any failure to comply with the restrictions of our senior credit facilities, senior notes or any agreement governing our other indebtedness, after giving effect to any applicable grace period, may result in an event of default. Such default may allow the creditors to accelerate the related debt, which may trigger cross-acceleration or cross-default provisions in other debt agreements. We would not be able to fully repay when due borrowings under our debt instruments that are accelerated upon an event of default.

If we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our senior credit agreements at maturity or in the event of a default, the lenders under our senior credit facilities could terminate their commitments thereunder, cease making further loans, declare all borrowings outstanding (together with accrued interest and other fees) immediately due and payable and institute foreclosure proceedings against the collateral. Any such actions could negatively affect our financial condition and results of operations.

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

In July 2009, EPA published a Priority Notice of Action identifying classes of facilities within the hardrock mining industry for which the agency will develop financial responsibility requirements. It is uncertain how the new requirements will affect the amount and form of our existing and future financial assurance obligations.

As of December 31, 2009, our financial assurance obligations associated with closure and reclamation costs totaled approximately $710 million, of which approximately $414 million was in the form of parent company guarantees and financial capability demonstrations. Our ability to continue to provide financial assurance in the form of parent guarantees and financial capability demonstrations in New Mexico and Arizona depends on our ability to meet financial tests. Certain of the ratios in these tests are significantly more rigorous for companies that do not have an investment grade rating from a state-approved ratings service. We are currently rated investment grade by Standard & Poor’s and Fitch, but are not rated investment grade by Moody’s. If we fail to maintain our investment grade rating, we would be subject to these alternate tests, in which case, the regulatory agencies may require us to provide alternative forms of financial assurance to fully satisfy our financial assurance obligations, such as letters of credit, surety bonds or collateral. Depending on our financial condition and market conditions, these other forms of financial assurance may be difficult or costly to provide. Issuance of letters of credit under our credit facilities would reduce our available liquidity. Failure to provide the required financial assurance could result in the closure of mines. As of December 31, 2009, we have limited financial assurance obligations associated with CERCLA-related actions, although EPA and certain states are currently considering increasing the use of financial assurance requirements. For additional information, see the risk factor “Mine closure regulations impose substantial costs on our operations” below.

We need significant amounts of cash to service our debt. If we are unable to generate sufficient cash to service our debt, our financial condition and results of operations could be negatively affected.

As of December 31, 2009, the outstanding principal amount of our debt was $6.3 billion. We must generate sufficient amounts of cash to service and repay our debt. Our ability to generate cash will be affected by general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Future borrowings may not be available to us under our senior credit facilities or from the capital markets in amounts sufficient to pay our obligations as they mature or to fund other liquidity needs. In addition, disruptions in the credit and financial markets, such as those beginning in late 2008, can constrain our access to capital and increase its cost. The inability to service, repay or refinance our indebtedness could negatively affect our financial condition and results of operations.

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

Substantially all of our revenues and a significant portion of our costs are denominated in U.S. dollars; however, some costs, and certain asset and liability accounts are denominated in local currencies, including the Indonesian rupiah, Australian dollar, Chilean peso, Peruvian nuevos sol and euro. As a result, our results are adversely affected when the U.S. dollar weakens in relation to those foreign currencies.

At December 31, 2009, approximately 19 percent of our outstanding debt was subject to variable interest rates. Increases in these rates will increase our interest costs and reduce our profits and operating cash flows.

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

Our ability to replenish our ore reserves is important to our long-term viability. Produced ore reserves must be replaced by further delineation of existing ore bodies or by locating new deposits in order to maintain production levels over the long term. Open-pit operations at Grasberg are expected to continue through mid 2016, at which time underground mining operations are scheduled to begin at our Grasberg Block Cave mine, which is under development. Production at the DOZ mine is expected to continue through 2020 and we plan to ramp up production at our Deep Mill Level Zone (DMLZ) block cave mine, which is currently under development, beginning in 2015. In addition, oxide copper production at El Abra is expected to decline over the next several years and production from the sulfide ore is expected to begin in 2012.

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

There are many risks and uncertainties inherent in all development projects, including our significant future development of underground mines at the Grasberg minerals district and our development of a large sulfide deposit at El Abra. The economic feasibility of development projects is based on many factors, including the accuracy of estimated reserves, metallurgical recoveries, capital and operating costs and future prices of the relevant minerals. The capital expenditures and time required to develop new mines or other projects are considerable, and changes in costs or construction schedules can affect project economics. Moreover, underground mining is generally more expensive than surface mining as a result of higher capital costs, including costs for modern mining equipment and construction of extensive ventilation systems. Thus it is possible that actual costs and economic returns may differ materially from our estimates.

New development projects have no operating history upon which to base estimates of future cash flow. These development projects also require the successful completion of feasibility studies, acquisition of governmental permits, acquisition of land, power and water, and ensuring that appropriate community infrastructure is developed by third parties to support such projects. It is possible that we could fail to obtain the government approvals necessary for the operation of a project, in which case, the project may not proceed, either on its original timing or at all. It is not unusual for new mining operations to experience unexpected problems during the start-up phase, resulting in delays in producing revenue and increases in invested capital.

The development of underground mines is subject to additional risks, including the following:

•	Unanticipated geologic, geotechnical and hydrogeologic conditions;

•	Challenges related to hiring and training the personnel required for the ramp-up in underground mining activities;

•	Larger than expected dilution of ore associated with block caving and stoping mining methods; and

•	Unanticipated delays in the development of major access and supporting infrastructure due to engineering changes, late delivery of critical components and longer than planned construction periods.

Some of these risks could result in a delay to production start-up and a loss or reduction in minable tons. There can be no assurance that the occurrence of such events or conditions would not have a material adverse impact on our business and results of operations.

Our business is subject to operational risks that could adversely affect our business.

Mines by their nature are subject to many operational risks, some of which are outside of our control. These operational risks, which could adversely affect our business, operating results and cash flows, include the following:

•	earthquakes, floods and other natural disasters;

•	the occurrence of unusual weather or operating conditions and other force majeure events;

•	the failure of equipment or processes to operate in accordance with specifications, design or expectations;

•	accidents;

•	wall failures and rock slides in our open pit mines, and structural collapses in our underground mines;

•
problems associated with the construction and management of large impoundments containing tailings or other viscous or semi-solid materials, some of which also contain mineral and chemical contaminants, such as structural failures or leakages;

•	interruption of energy supply;

•	lower than expected ore grades or recovery rates;

•	metallurgical and other processing problems;

•	unanticipated ground and water conditions;

•	adverse claims to water rights and shortages of water to which we have rights;

•	adjacent land ownership or usage that results in constraints on current or future mine operations;

•	delays in the receipt of or failure to receive necessary government permits;

•	delays in transportation and disruptions of supply routes;

•	labor disputes; and

•	the inability to obtain satisfactory insurance coverage.

The failure to adequately manage some of these risks could result in significant personal injury, loss of life, property damage and damage to the environment, both on and outside our operating sites, as well as damage to production facilities and delays in production.

Continuation of our mining production is dependent on the availability of a sufficient water supply to support our mining operations.

Our mining operations require significant quantities of water for mining, ore processing and related support facilities. Our operations in North and South America are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production at our mines is dependent on our ability to maintain our water rights and claims and defeat claims adverse to our current water uses in legal proceedings. At our U.S. operations, under state law, our water rights give us only the right to use public waters for a statutorily defined beneficial use at a designated location. In Arizona, we are a participant in two active general stream adjudications in which for over 30 years the State of Arizona has been attempting to quantify and prioritize surface water claims in two of the state’s largest river systems that affect four of our operating mines (Morenci, Sierrita, Miami and Safford). These legal proceedings may also affect our Arizona mine at Bagdad. Groundwater is not subject to adjudication in Arizona, but is subject to the doctrine of reasonable use, which requires balancing the utility of the use against the gravity of the harm to others who have rights in the same aquifer; however, wells may be subject to adjudication to the extent they are found to produce or affect surface water. In Colorado, our surface water and groundwater rights are subject to adjudication and we are involved in legal proceedings to resolve disputes regarding priority of administration of rights, including priority of some of our rights for the Climax mine. Our surface water and groundwater rights are fully licensed or have been fully adjudicated in New Mexico.

In South America, water for our mining operations at Candelaria and Ojos del Salado is drawn from the Copiapó River aquifer. Because of rapid depletion of this aquifer in recent years, ongoing studies are assessing the available supply for our mining operations at these sites. Due to anticipated shortages in this water resource, plans are in place to develop new supplementary water supplies. Construction is under way to convey treated effluent from a nearby sewage treatment plant to the mine and permitting has begun to construct both a desalination plant near the Pacific Ocean to treat seawater and a pipeline to convey the desalinated water to the Candelaria mine.

Water for our El Abra mining operations in Chile comes from the continued pumping of groundwater from the Salar de Ascotán pursuant to regulatory approval. At El Abra, hydrogeologic studies are ongoing to obtain regulatory approval for the continued pumping of groundwater from the Salar de Ascotán to process sulfide ore. We expect that the amount of water needed to develop the sulfide ore project will represent a significant increase over current volumes used in processing the oxide ore. El Abra is working closely with regulatory authorities to meet these requirements. Failure to obtain the necessary regulatory approval or receipt of approval in a less than desired amount could adversely affect our development of the sulfide ore project as planned.

Water for our Cerro Verde mining operations in Peru comes from a series of storage reservoirs on the Rio Chili watershed that collect water primarily from seasonal precipitation. Our Cerro Verde mining operations recently constructed several new water reservoirs on the Rio Chili watershed to obtain more water rights and to expand storage capacity. Due to occasional drought and possible effects of climate change reducing precipitation levels, temporary supply shortages are possible that could affect our operations as currently planned.

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

Our mining operations and development projects require significant amounts of energy. Our principal energy sources are electricity, purchased petroleum products, natural gas and coal. Our South America mining operations receive electrical power under long-term contracts with local energy companies. Our Africa mining operation has entered into long-term power supply and infrastructure funding agreements with the state-owned electric utility company serving the Katanga province of the Democratic Republic of Congo (DRC). A disruption in the transmission of energy, inadequate energy transmission infrastructure, or the termination of any of our energy supply contracts could interrupt our energy supply and adversely affect our operations.

Increased production costs could reduce our profitability and cash flow.

Energy represents a significant portion of our production costs. An inability to procure sufficient energy at reasonable prices could adversely affect our profits, cash flow and growth opportunities. Our production costs are also affected by the prices of commodities we consume or use in our operations, such as sulphuric acid, grinding media, steel, reagents, liners, explosives and diluents. The prices of such commodities are influenced by supply and demand trends affecting the mining industry in general and other factors outside our control and such prices are at times subject to volatile movements. Increases in the cost of these commodities could make our operations less profitable. Increases in the costs of commodities that we consume or use may also significantly affect the capital costs of new projects.

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

No assurance can be given that similar events will not occur in the future.

Our Africa mining operation, Tenke Fungurume, involves additional risks because it is located in a remote area of the DRC.

Our Africa mining operation is located in a remote area of the DRC and is subject to additional challenges, including:

•	severely limited infrastructure, including road, bridge and rail access that is in disrepair and receives minimal maintenance;

•	limited and possibly unreliable energy supply from antiquated equipment and from power distribution corridors that are not maintained;

•	challenges in obtaining experienced personnel;

•	security risks; and

•	limited health care in an area plagued by disease and other potential endemic health issues, including malaria and cholera.

For example, due to limited rail access, we currently truck a significant portion of the production from our Africa mining operation approximately 1,900 miles to ports in South Africa. Our Africa mining operation and future development may be substantially affected by factors beyond our control, which could adversely affect their contribution to our operating results and increase the cost of future development.

Environmental risks

Our domestic and international operations are subject to complex and evolving environmental laws and regulations, and compliance with environmental and regulatory requirements involves significant costs.

Our ongoing mining operations and exploration activities, both in the U.S. and elsewhere, are subject to extensive laws and regulations governing exploration, development, production, occupational health, mine safety, toxic substances, waste disposal, protection and remediation of the environment, protection of endangered and protected species, and other related matters. Compliance with these laws and regulations imposes substantial costs and we expect these costs to continue to increase in the future because of increased regulatory enforcement, increased demand for remediation services and shortages of equipment, supplies, labor and other factors. The Federal Clean Air Act has had a significant impact, particularly on our domestic smelter and power plants. Any change in waste management regulation of the mining industry under the Federal Resource Conservation and Recovery Act could have a significant impact, both on operational compliance and closure costs. In addition, environmental laws and regulations may change in ways that could substantially increase compliance costs or adversely affect our operations or expansion opportunities.

In addition to compliance with environmental regulation at our operating sites, we incur significant costs for remediating environmental conditions on properties that have not been operated in many years.

Freeport-McMoRan Corporation (FMC, formerly Phelps Dodge Corporation), and many of its affiliates and predecessor companies have been involved in mining, milling, and manufacturing in the U.S. for more than a century. Activities that occurred in the late 19th century and the 20th century prior to the advent of modern environmental laws were not subject to environmental regulation and were conducted before American industrial companies understood the long-term effects of their operations on the surrounding environment. With the passage of CERCLA in 1980, companies like Phelps Dodge became legally responsible for environmental remediation on properties previously owned or operated by them, irrespective of when the damage to the environment occurred or who caused it. That liability is often shared on a joint and several basis with all other owners and operators, meaning that each owner or operator of the property is fully responsible for the clean-up, although in many cases some or all of the other historical owners or operators no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of our acquisition of Phelps Dodge in 2007, many of the subsidiary companies we now own are responsible for a wide variety of environmental remediation projects throughout the U.S., and we expect to spend substantial sums annually for many years to address these remediation issues. We are also subject to claims where the release of hazardous substances is alleged to have damaged natural resources. As of December 31, 2009, we had more than 100 active remediation projects in the U.S. in approximately 25 states.

We incurred aggregate environmental capital expenditure and other environmental costs, (including our joint venture partners’ shares), to comply with applicable environmental laws and regulations that affect our operations of $289 million in 2009, $377 million in 2008 and $280 million in 2007. For 2010, we expect to incur approximately $426 million of aggregate environmental capital expenditures and other environmental costs, which are part of our overall 2010 operating budget.

At December 31, 2009, $1.5 billion of environmental obligations were recorded in our consolidated balance sheet. Our environmental obligation estimates are based upon (1) our knowledge and beliefs about complex scientific and historical facts and circumstances that in many cases involve events that occurred many decades ago, (2) our beliefs and assumptions regarding the nature, extent and duration of remediation activities that we will be required to undertake the estimated costs of those activities, which are subject to varying interpretations, and (3) our beliefs regarding the requirements that are imposed on us by existing laws and regulations and, in some cases, the expected clarification of uncertain regulatory requirements that could materially affect our environmental obligation estimates. Significant adjustments to these estimates are likely to occur in the future as additional information becomes available. The actual environmental costs ultimately may exceed our current and future accruals for these costs, and any such changes could be material. Refer to Note 14 for more information on our environmental obligations.

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

In addition, our international mines are subject to various mine closure and mined-land reclamation laws, and there have recently been significant changes in closure and reclamation programs in both Peru and Chile that impose more stringent obligations on us for closure and reclamation. Updated closure plans for our three Chilean operations were submitted to the government in February 2009 and the Peruvian government approved Cerro Verde’s closure plan in October 2009.

Our asset retirement obligations (AROs), determined as required by generally accepted accounting principles (GAAP) in the U.S. totaled $731 million (including approximately $46 million for the current portion) at December 31, 2009. At December 31, 2009, we had accrued reclamation and closure costs of $351 million for our New Mexico operations, $187 million for our Arizona operations and $102 million for PT Freeport Indonesia. ARO cost estimates may increase or decrease significantly in the future as a result of changes in regulations, engineering designs and technology, permit modifications or updates, mine plans, cost of inflation or other factors and as actual reclamation spending occurs.

Regulation of greenhouse gas emissions and climate change issues may increase our costs and adversely affect our operations and markets.

Many scientists believe that emissions from the combustion of carbon-based fuels contribute to greenhouse effects and therefore potentially to climate change. In 2009, our worldwide total greenhouse gas emissions, measured as carbon dioxide equivalent emissions, were 8.9 million metric tons, nearly equally divided between direct and indirect emissions. Most of our direct emissions are from fuel combustion in haul trucks, followed by the combustion of fuels to provide energy for roasting, smelting and other processes. Indirect emissions are generally the emissions of outside providers from whom we purchase electricity for use in our operations. Approximately 19 percent of our direct emissions are in North America and 68 percent in Indonesia, and approximately 60 percent of our indirect emissions are in North America and 38 percent in South America.

A number of governments have introduced or are contemplating regulatory changes regarding greenhouse gas emissions. For example, in the U.S., the EPA issued final regulations in September 2009 requiring mandatory monitoring and reporting of greenhouse gas emissions in specified circumstances, commencing in 2010. Our Morenci mine, Miami smelter and El Paso refinery will likely be required to report their emissions under this program. In December 2009, the EPA issued findings under the Clean Air Act that the current and projected concentrations of greenhouse gases in the atmosphere threaten public health and welfare. While the findings themselves do not impose any requirements, they form the basis for future regulation of our greenhouse gas emissions in the U.S. In June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (ACES), also known as the Waxman-Markey Bill, which proposes to impose a “cap and trade” program aimed at reducing greenhouse gas emissions. Several states have also initiated action on their own or as part of regional organizations, such as the Western Climate Initiative, to limit emissions of greenhouse gases. The U.S. may also become a party to international agreements to reduce greenhouse gas emissions, which could lead to new regulations affecting our U.S. operations. The December 1997 Kyoto Protocol established a set of greenhouse gas emission targets for developed countries that have ratified the Protocol. Although the Kyoto Protocol, which expires in 2012, has not been ratified by the U.S., the U.S. continues to participate in global climate summits that may lead to an agreement in the future.

We actively pursue ways to improve the energy efficiency of our operations and reduce greenhouse gas emissions. In 2009, we formed a multi-departmental task force to focus our efforts on these topics. In addition, since 2006, we have participated in the Carbon Disclosure Project, which is a voluntary initiative that promotes standardized reporting of greenhouse gas emissions and reduction efforts. From a medium and long-term perspective, we are likely to see an increase in costs relating to our assets that emit significant amounts of greenhouse gases as a result of regulatory initiatives in the U.S. and other countries in which we operate. In addition, the cost of electricity that we purchase from others may increase, if they incur increased costs from the regulation of their greenhouse gas emissions. We cannot predict the magnitude of any increased costs at this time, given the wide scope of potential regulatory changes in the many countries in which we operate.

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

Our operating, inactive and historical U.S. mining sites and facilities may be subject to future regulation of radioactive materials that are commonly associated with, or result from, our mining operations.

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

Our Indonesia mining operations create difficult and costly environmental challenges, and future changes in environmental laws, or unanticipated environmental impacts from those operations, could require us to incur increased costs.

Mining operations on the scale of our operations in Papua involve significant environmental risks and challenges. Our primary challenge is to dispose of the large amount of crushed and ground rock material, called tailings, that results from the process by which we physically separate the copper-, gold- and silver-bearing materials from the ore that we mine. Our tailings management plan, which has been approved by the Government of Indonesia, uses the river system near our mine to transport the tailings to an engineered area in the lowlands where the tailings and natural sediments are managed in a deposition area. Lateral levees have been engineered and constructed to limit and help contain the footprint of tailings impact in the lowlands.

Another major environmental challenge is managing overburden, which is the rock that must be moved aside in the mining process in order to reach the ore. In the presence of air, water and naturally occurring bacteria, some overburden can generate acid rock drainage, or acidic water containing dissolved metals which, if not properly managed, can have a negative impact on the environment.

Certain Indonesian governmental officials have from time to time raised questions with respect to our tailings and overburden management plans, including a suggestion that we implement a pipeline system rather than our river transport system for tailings management and disposition. Because our mining operations are remotely located in steep mountainous terrain and in an active seismic area, a pipeline system would be costly, difficult to construct and maintain, and more prone to catastrophic failure, and could therefore involve significant potentially adverse environmental issues. Based on our own studies and others conducted by third parties, we do not believe that a pipeline system is necessary or practical.

In connection with obtaining our environmental approvals from the Indonesian government, we committed to perform a one-time environmental risk assessment on the impacts of our tailings management plan. We completed this extensive environmental risk assessment with more than 90 scientific studies conducted over four years and submitted it to the Indonesian government in December 2002. We developed the risk assessment study using internationally recognized methods with input from an independent review panel, which included representatives from the Indonesian government, academia and non-governmental organizations. The risks identified during this process were in line with our impact projections of the tailings management program contained in our environmental approval documents.

Since 2005, PT Freeport Indonesia has participated in the Government of Indonesia’s PROPER (Program for Pollution Control, Evaluation and Rating) program. In October 2009, the Indonesian Ministry of Environment announced the latest results of its PROPER environmental management audit, and gave PT Freeport Indonesia a Blue rating acknowledging PT Freeport Indonesia’s environmental management practices as being in compliance with the laws and regulations in Indonesia and also making several recommendations for improvement.

International risks

Our International operations are subject to political, social and geographic risks of doing business in foreign countries.

We are a global mining company with substantial assets located outside of the U.S. We conduct international mining operations in Indonesia, Peru, Chile and the Democratic Republic of Congo. Accordingly, our business may be adversely affected by political, economic and social uncertainties in each of these countries, in addition to the usual risks associated with conducting business in foreign countries. Such risks include (1) renegotiation, cancellation or forced modification of existing contracts, (2) expropriation or nationalization of property, (3) changes in a foreign country’s laws, regulations and policies, including those relating to labor, taxation, royalties, divestment, imports, exports, trade regulations, currency and environmental matters, (4) political instability, bribery, extortion, corruption, civil strife, acts of war, guerilla activities, insurrection and terrorism, (5) foreign exchange controls, and (6) the risk of having to submit to the jurisdiction of a foreign court or arbitration panel or having to enforce the judgment of a foreign court or arbitration panel against a sovereign nation within its own territory. Our insurance does not cover most losses caused by these risks. Consequently, our exploration, development and production activities outside of the U.S. could be substantially affected by factors beyond our control, some of which could materially adversely affect our financial position or results of operations.

In December 2009, PT Freeport Indonesia was notified by the Large Taxpayer’s Office of the Government of Indonesia that PT Freeport Indonesia is obligated to pay value added taxes on certain goods imported after the year 2000. The amount of taxes and penalties would be significant. PT Freeport Indonesia believes that pursuant to the terms of its Contract of Work, it is only required to pay value added taxes on these types of goods imported after December 30, 2009. PT Freeport Indonesia is working cooperatively with the applicable government authorities to resolve this matter.

In December 2008, our Cerro Verde mining operation in Peru was notified by Peruvian revenue authorities of their intent to assess mining royalties related to minerals processed by the Cerro Verde concentrator. In August 2009, Cerro Verde received a formal assessment in the amount of approximately $50 million in connection with its alleged obligations for mining royalties and fines for the period from October 2006 to December 2007. Cerro Verde is challenging this assessment as it believes that royalty obligations with respect to all minerals extracted are governed by its existing stability agreement, regardless of the processing method applied after extraction, and believes that it owes no royalties with respect to minerals processed through its concentrator. We are working cooperatively with the Peruvian authorities to resolve this matter.

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

Since July 2009, there has been a series of shooting incidents along the road leading to our mining and milling operations at our Grasberg mining complex (including an incident in January 2010). In connection with these incidents, there have been three fatalities (including one PT Freeport Indonesia employee, a security contractor and an Indonesian policeman) and several injuries. The Indonesian government has responded with additional security forces and has expressed a strong commitment to protect the safety of the community and of our operations. The investigation of these matters is continuing, and we have taken precautionary measures, including limiting use of the road to secured convoys. Our mining and milling activities have continued uninterrupted; however, prolonged limitations on access to the road could adversely affect operations at the mine. In response to these events, PT Freeport Indonesia is currently reviewing security plans with the Indonesian authorities.

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

All of our Indonesian proven and probable ore reserves, including the Grasberg deposit, are located in Block A. The initial term of our Contract of Work covering these ore reserves expires at the end of 2021. We can extend this term for two successive 10-year periods, subject to the approval of the Indonesian government, which under our Contract of Work cannot be withheld or delayed unreasonably. Our ore reserves reflect estimates of minerals that can be recovered through the end of 2041 (i.e., through the expiration of the two 10-year extensions) and our current mine plan has been developed, and our operations are based on the assumption that we will receive the two 10-year extensions. As a result, we will not mine all of these ore reserves during the current term of our Contract of Work, and there can be no assurance that the Indonesian government will approve the extensions. Prior to the end of 2021, we expect to mine approximately 33 percent of aggregate proven and probable recoverable ore at December 31, 2009, representing approximately 39 percent of PT Freeport Indonesia’s share of recoverable copper reserves and approximately 52 percent of its share of recoverable gold reserves.

In 2008, Indonesia enacted a new mining law, which will operate under a licensing system as opposed to the contract of work system that applies to PT Freeport Indonesia. In 2010, the Government of Indonesia promulgated regulations under the 2008 mining law and certain provisions address existing contracts of work.  The regulations provide that contracts of work will continue to be honored until their expiration. However, the regulations attempt to apply certain provisions of the new law to any extension periods of contracts of work even though our Contract of Work provides for two ten-year extension periods under the existing terms of the Contract of Work.

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

Certain forestry laws and designations as well as prevailing environmental laws and regulations may conflict with or overlap with the mining rights established under our Contract of Work. Although our Contract of Work grants to PT Freeport Indonesia the unencumbered right to operate in accordance with the Contract of Work, certain government agencies could seek to impose additional restrictions on PT Freeport Indonesia that could affect exploration and operating requirements.

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

Our Tenke Fungurume mining operation is located in the Katanga province of the DRC, and may be adversely affected by political, economic and social instability in the DRC.

During 2009, we completed construction activities for the initial Tenke Fungurume development project, which is located in the DRC. Since 1960, the DRC has undergone outbreaks of violence, changes in national leadership and financial crisis. These factors heighten the risk of abrupt changes in the national policy towards foreign investors, which in turn could result in unilateral modification of concessions or contracts, increased taxation, denial of permits or permit renewals or expropriation of assets. Our ability to continue mining operations and future development is currently subject to an ongoing review of our mining convention which was part of a review of all mining contracts by the Ministry of Mines (Ministry) in the DRC, the outcome of which cannot be predicted. We received notification on February 20, 2008, that the Ministry wishes to renegotiate several material provisions of our mining concessions. We believe that the terms of the concessions are fair and that they were negotiated transparently and are legally binding. However, we cannot predict whether the Government of the DRC will respect our contract rights.

In July 2009, Tenke Fungurume was advised that the Minister of Justice in the DRC authorized an inquiry regarding the alleged misappropriation of public funds in connection with the securing of labor and immigration authorizations and the payment of associated fees for the Tenke Fungurume project. Several government officials and three Tenke Fungurume employees were arrested. In October 2009, the three Tenke Fungurume employees were tried and acquitted. One government official, the head of immigration in the Katanga province, was sentenced to five years imprisonment on charges of embezzlement. The office of the Attorney General of the DRC has filed a notice of appeal of the judgment, the implications of which are not yet clear.

In July 2009, Tenke Fungurume entered into a settlement agreement with DRC tax authorities in connection with an administrative audit regarding the payment of fees for work permits and visas for its foreign workers and subcontractors, including short-term workers. Pursuant to the agreement, which covers the period from January 2007 to the date of the settlement, Tenke Fungurume paid approximately $16 million in fees and penalties. The procedures associated with obtaining labor and immigration authorizations for short-term workers on a timely basis are not clearly established in the DRC, and Tenke Fungurume continues to work proactively and cooperatively with the tax authorities to establish approved procedures for doing so consistent with its mining convention and local law.

Other political, economic and social risks that are generally outside of our control and could adversely affect our business include:

•	political risks associated with the relatively recent establishment of the present government;

•	cancellation or renegotiation of mining contracts by the government;

•	legal and regulatory uncertainties, governmental corruption and bribery;

•	royalty and tax increases or claims by governmental entities, including retroactive claims;

•	security risks due to the remote location in the southern DRC and violence in the northeastern provinces of the DRC;

•	risk of loss of property due to expropriation or nationalization of property; and

•	risk of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism.

Consequently, our Tenke Fungurume mining operations and future development projects may be substantially affected by factors beyond our control, any of which could adversely affect our financial position or results of operations.

Terrorist attacks and violence near our operations and throughout the world and the potential for additional future terrorist acts and violence have created economic and political uncertainties that could materially and adversely affect our business.

On July 17, 2009, two suicide bombers set off explosions inside of the JW Marriott and Ritz-Carlton hotels in Jakarta, Indonesia, that are reported to have killed nine people and injured 53 others. Two of our Indonesian-based executives were injured in the incident.

On July 8, 2009, a small group of individuals created a disturbance on the road leading to our mining and milling operations at our Grasberg mining complex and vandalized vehicles and small buildings. There were no injuries. For more information about a series of shooting incidents near our Grasberg mining complex, see the risk factor “Because our Grasberg minerals district in Papua, Indonesia remains our most significant operating asset, our business may continue to be adversely affected by Indonesian political, economic and social uncertainties” above.

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

No assurance can be given that additional terrorist incidents and acts of violence will not occur. If there were to be additional violence, it could materially and adversely affect our business in ways that we cannot predict at this time.

Other risks

If market prices for our commodities decline, the carrying values of inventories and long-lived assets may be further impaired, which could require charges to operating income that could be material.

During fourth-quarter 2008, we concluded that the then-current economic environment and significant declines in copper and molybdenum prices represented significant adverse changes in our business requiring us to evaluate our long-lived assets and goodwill for impairment.  As a result, we recorded impairment charges totaling $16.9 billion ($12.6 billion to net loss attributable to FCX common stockholders). Additionally, the declines in copper and molybdenum prices in late 2008 resulted in lower of cost or market (LCM) inventory charges totaling $782 million ($479 million to net loss attributable to FCX common stockholders) in 2008. Additional LCM charges associated with molybdenum inventories totaling $19 million ($15 million to net income attributable to FCX common stockholders) were recorded in first-quarter 2009. Declines in the market price of copper, among other factors, may cause us to record additional LCM inventory adjustments and may also require us to further write down the carrying value of long-lived assets, which would potentially have a material adverse impact on our results of operations and stockholders' equity, but would have no effect on cash flows.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 3.  Legal Proceedings.

We are involved in various legal proceedings that arise in the ordinary course of our business or are associated with environmental issues arising from legacy operations conducted over the years by Phelps Dodge and its affiliates. We do not believe that our potential liability in any such proceeding should have a material adverse effect on our business, financial condition or results of operations. We maintain liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of our business as well as other insurance coverage customary in our business, with coverage limits that we deem prudent.

Environmental Proceedings

Pinal Creek. We are a party to litigation entitled Pinal Creek Group, et al. v. Newmont Mining Corporation, et al., United States District Court, District of Arizona, Case No. CIV 91-1764 PHX DAE (LOA), filed on May 1, 1991. The Pinal Creek site located near Miami, Arizona, was listed under the Arizona Department of Environmental Quality’s (ADEQ) Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by members of the Pinal Creek Group (PCG), consisting of Phelps Dodge Miami, Inc. (Miami) (a wholly owned subsidiary of Freeport-McMoRan Corporation, formerly Phelps Dodge Corporation) and two other companies. In 1998, the District Court approved a Consent Decree between the PCG members and the state of Arizona resolving all matters related to an enforcement action contemplated by the state of Arizona against the PCG members with respect to groundwater contamination. The Consent Decree committed the PCG members to complete the remediation work outlined in the Consent Decree, and that work continues at this time and is expected to continue for many years in the future.

Remediation costs have been paid pursuant to an interim cost sharing allocation among the members of the PCG, with Miami’s interim allocation being approximately two-thirds. However, there have been significant disagreements among the members of the PCG regarding the cost allocation, with other members alleging in the federal court proceeding that Miami should be responsible for substantially all of the costs. In February 2010, we settled those disagreements and the associated litigation. Pursuant to the settlement agreement, Miami paid $40 million to other members of the PCG to settle the allocation of previously incurred costs, and agreed to take full responsibility for future groundwater remediation at the Pinal Creek site, with limited exceptions. The settlement did not result in an adjustment of the related environmental reserve reflected in our financial statements.

Blackwell, Oklahoma Litigation.  On April 14, 2008, a purported class action was filed in the District Court of Kay County, Oklahoma against us and several of our direct and indirect subsidiaries, including Blackwell Zinc Company (BZC) (Coffey, et al., v. Freeport-McMoRan Copper & Gold, Inc., et al., Kay County, Oklahoma District Court, Case No. CJ-2008-68). This suit alleges that the operations of BZC’s zinc smelter in Blackwell, Oklahoma, from 1918 to 1974 resulted in contamination of the soils and groundwater in Blackwell and the surrounding area. Unspecified compensatory and punitive damages are sought on behalf of the putative class members, consisting of current and former residents and property owners, for alleged diminution in property values. There is also a request for an order compelling remediation of allegedly contaminated properties and the establishment of a monetary fund to monitor the present and future health of the putative class members.

On December 7, 2009, 18 individuals filed a related suit (Brown et al. v. Freeport-McMoRan Copper & Gold Inc. et al., Kay County, Oklahoma District Court, Case No. CJ-2009-213), alleging personal injuries resulting from exposure to lead and seeking compensatory and punitive damages. We intend to defend both of these matters vigorously. For more information about our remediation activities in Blackwell, Oklahoma, refer to Note 14.

On October 15, 2009, the City of Blackwell and the Blackwell Municipal Authority filed an action against us and several of our direct and indirect subsidiaries, including BZC (City of Blackwell et al. v. Freeport-McMoRan Copper & Gold, Inc. et al., Kay County, Oklahoma District Court, Case No. CJ-2009-15B). The suit alleged that the operations of BZC’s zinc smelter resulted in contamination of soils and groundwater in the City of Blackwell. The plaintiffs alleged nuisance, trespass, negligence, and unjust enrichment and claimed unspecified actual, equitable (for unjust enrichment) and punitive damages. In February 2010, we reached a partial settlement with the City of Blackwell and the Blackwell Municipal Authority by paying $54 million to settle all of the claims except for future damages relating to the potential failure of our groundwater remediation system (which is under construction) to prevent contamination from entering the City of Blackwell’s wastewater treatment system.

Arizona Department of Environmental Quality – Morenci.  In October 2008, Freeport-McMoRan Morenci Inc. (Morenci) notified state and federal authorities that it accidentally released electrolyte solution from its solution extraction and electrowinning (SX/EW) operation into Lower Chase Creek, an ephemeral stream that is normally dry. Morenci conducted a thorough cleanup of the spill and later provided authorities with information on corrective actions implemented in response to the spill. On January 16, 2009, Morenci received Notices of Violation (NOVs) from the Arizona Department of Environmental Quality alleging that the spill resulted in violations of the Arizona Pollutant Discharge Elimination System and Aquifer Protection Programs. Morenci also received a letter dated January 28, 2010, from the Arizona Attorney General’s office advising Morenci that the State of Arizona intends to file a civil enforcement action. Morenci intends to meet with the Arizona Attorney General’s office to discuss a potential settlement and expects to reach an agreement that includes payment of an appropriate civil penalty, which may exceed $100,000, and possible additional corrective actions to those previously implemented.

Asbestos Claims

Since approximately 1990, Phelps Dodge and various subsidiaries have been named as defendants in a large number of lawsuits claiming personal injury from exposure to asbestos contained in electrical wire products produced or marketed by Phelps Dodge affiliates many years ago, or from asbestos contained in buildings and facilities located at properties owned or operated by Phelps Dodge affiliates.

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

Two water rights adjudications have been initiated in the State of Arizona in order to quantify and prioritize all surface water claims in two of the State’s river systems that include four of our operating mines (Morenci, Sierrita, Miami and Safford). These legal proceedings may also affect our Bagdad, Arizona mine. These adjudications have been under way for many years, and we cannot predict when they will be concluded.

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

In 1998, we entered into a water rights settlement agreement with the Gila River Indian Community (GRIC), which was later included in a comprehensive water rights settlement under the Arizona Water Settlements Act of 2004. The GRIC settlement is subject to contingencies, and the comprehensive settlement has been challenged by other parties. If we are unable to resolve the contingencies in the GRIC settlement and defeat the third-party challenges, our water rights in the Gila River watershed could be diminished, and our operations at Morenci, Sierrita, Miami and Safford could be adversely affected.

Prior to January 1, 1983, various Indian tribes filed suits in the U.S. District Court in Arizona claiming superior rights to water being used by many other water users, including us, and claiming damages for prior use in derogation of their allegedly superior rights. These federal proceedings have been stayed pending the Arizona Superior Court adjudications.

United States v. Gila Valley Irrigation District, United States District Court, District of Arizona, was initiated in 1925 by the United States to settle conflicting claims to water rights in portions of the Gila River watershed. A decree settling the claims of various parties was entered in 1935, after Morenci had been dismissed from the case without prejudice. In 1988, the Gila River Indian Community intervened, challenging uses of water in the Gila River watershed, which may impact water that we have the right to divert annually from Eagle Creek, Chase Creek or the San Francisco River for operation of our Morenci mine, pursuant to decreed rights and an agreement between us and the Gila Valley Irrigation District. Our Morenci operations also purchased farm lands with water rights in 1997, 1998 and 2008 that could be affected by the outcome of this proceeding. Impairment of our water claims in the Gila River watershed could adversely affect the operations of our Morenci and Safford mines.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant.

Certain information as of February 12, 2010, about our executive officers is set forth in the following table and accompanying text:

Name	Age	Position or Office

James R. Moffett	71	Chairman of the Board

Richard C. Adkerson	63	Director, President and Chief Executive Officer

Michael J. Arnold	57	Executive Vice President and Chief Administrative Officer

Kathleen L. Quirk	46	Executive Vice President, Chief Financial Officer and Treasurer

James R. Moffett has served as Chairman of the Board since May 1992. Mr. Moffett previously served as the Chief Executive Officer from July 1995 until December 2003. He is also Co-Chairman of the Board of McMoRan Exploration Co. (McMoRan).

Richard C. Adkerson has served as President since January 2008 and also from April 1997 to March 2007, Chief Executive Officer since December 2003 and a director since October 2006. Mr. Adkerson previously served as Chief Financial Officer from October 2000 to December 2003. Mr. Adkerson is also Co-Chairman of the Board of McMoRan.

Michael J. Arnold has served as Executive Vice President since March 2007 and Chief Administrative Officer since December 2003.

Kathleen L. Quirk has served as Executive Vice President since March 2007, Chief Financial Officer since December 2003 and Treasurer since February 2000. Ms. Quirk previously served as Senior Vice President from December 2003 to March 2007. Ms. Quirk has also served as the Senior Vice President of McMoRan since April 2002 and as Treasurer since January 2000.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

Common Stock

Our common shares trade on the New York Stock Exchange (NYSE) under the symbol “FCX.” The FCX share price is reported daily in the financial press under “FMCG” in most listings of NYSE securities. NYSE composite tape common share price ranges during 2009 and 2008 follow:

	2009		2008
	High	Low	High	Low
First Quarter	$43.45	$21.16	$107.37	$68.96
Second Quarter	61.55	36.60	127.24	93.00
Third Quarter	73.43	43.19	117.11	51.21
Fourth Quarter	87.35	63.00	56.75	15.70

As of February 12, 2010, there were approximately 18,000 holders of record of our common stock.

Common Stock Dividends

In February 2003, the Board of Directors authorized an annual cash dividend on our common stock of $0.36 per share payable quarterly, and authorized increases in the annual cash dividend in October 2003 to $0.80 per share, in October 2004 to $1.00 per share and in November 2005 to $1.25 per share. In December 2007, the Board of Directors authorized an increase in our annual common stock dividend to $1.75 per share and in July 2008 to $2.00 per share. Additionally, since December 2004, we have paid eight supplemental dividends. Because of the deterioration in copper and molybdenum prices and in general economic conditions, in December 2008 the Board of Directors suspended the cash dividend on our common stock; accordingly, no common stock dividends were paid in 2009. In October 2009, the Board of Directors authorized an annual cash dividend on our common stock of $0.60 per share, payable quarterly beginning February 1, 2010. Below is a summary of common stock cash dividends declared and paid during 2008:

	2008
	Per Share Amount	Record Date	Payment Date
First Quarter	$0.4375	Jan. 15, 2008	Feb. 1, 2008
Second Quarter	0.4375	Apr. 15, 2008	May 1, 2008
Third Quarter	0.4375	July 15, 2008	Aug. 1, 2008
Fourth Quarter	0.5000	Oct. 15, 2008	Nov. 1, 2008

The declaration and payment of dividends is at the discretion of our Board and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. In addition, payment of dividends on our common stock and purchases of common stock are subject to limitations under our senior notes and, in certain circumstances, our senior credit facilities.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of common stock of FCX purchased by us during the three months ended December 31, 2009:

				(d) Maximum Number
			(c) Total Number of	(or Approximate
	(a) Total		Shares (or Units)	Dollar Value) of Shares
	Number of	(b) Average	Purchased as Part of	(or Units) That May
	Shares (or Units)	Price Paid Per	Publicly Announced	Yet Be Purchased Under
Period	Purchaseda	Share (or Unit)	Plans or Programsb	the Plans or Programsb
October 1-31, 2009	279	$64.83	-	23,685,500
November 1-30, 2009	103	$84.24	-	23,685,500
December 1-31, 2009	-	$-	-	23,685,500
Total	382	$70.06	-	23,685,500

a.	Consists of shares repurchased to satisfy tax obligations on restricted stock awards and stock options under FCX’s applicable stock incentive plans.
b.	On July 21, 2008, FCX’s Board of Directors approved an increase in FCX’s open-market share purchase program for up to 30 million shares. The program does not have an expiration date.

Item 6. Selected Financial Data.

FREEPORT-McMoRan COPPER & GOLD INC.
SELECTED FINANCIAL AND OPERATING DATA

	Years Ended December 31,
	2009		2008		2007a		2006		2005
FCX CONSOLIDATED FINANCIAL DATA	(In Millions, Except Per Share Amounts)
Revenues	$15,040		$17,796		$16,939	b	$5,791		$4,179
Operating income (loss)	6,503	c,d	(12,710	)c,d,e	6,555	b,e	2,869		2,177
Income (loss) from continuing operations	3,534		(10,450)		3,733		1,625		1,122
Net income (loss)	3,534		(10,450)		3,779		1,625		1,122
Net income attributable to noncontrolling interests	785		617		802		168		127
Net income (loss) attributable to FCX common stockholders	2,527	c,d,f	(11,341	)c,d,e,f	2,769	b,e,f	1,396	f,g	935	f
Basic net income (loss) per share attributable to FCX common stockholders:
Continuing operations	$6.10		$(29.72)		$8.02		$7.32		$5.18
Discontinued operations	–		–		0.10		–		–
Basic net income (loss)	$6.10		$(29.72)		$8.12		$7.32		$5.18
Basic weighted-average common shares outstanding	414		382		341		191		180
Diluted net income (loss) per share attributable to FCX common stockholders:
Continuing operations	$5.86		$(29.72)		$7.41		$6.63		$4.67
Discontinued operations	–		–		0.09		–		–
Diluted net income (loss)	$5.86	c,d,f	$(29.72	)c,d,e,f	$7.50	b,e,f	$6.63	f,g	$4.67	f
Diluted weighted-average common shares outstanding	469		382		397		221		220
Dividends declared per share of common stock	$0.15		$1.375		$1.375		$5.0625		$2.50
At December 31:
Cash and cash equivalents	$2,656		$872		$1,626		$907		$764
Property, plant, equipment and development costs, net	16,195		16,002		25,715		3,099		3,089
Goodwill	–		–		6,105		–		–
Total assets	25,996		23,353		40,661		5,390	g	5,550
Total debt, including current portion and short-term borrowings	6,346		7,351		7,211		680		1,256
Total FCX stockholders’ equity	9,119		5,773		18,234		2,445	g	1,843

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

b.
Includes charges totaling $175 million ($106 million to net income attributable to FCX common stockholders or $0.27 per share) for mark-to-market accounting adjustments on the 2007 copper price protection program assumed in the acquisition of Phelps Dodge.

c.
Includes charges totaling $77 million ($61 million to net income attributable to FCX common stockholders or $0.13 per share) in 2009 and $17.0 billion ($12.7 billion to net loss attributable to FCX common stockholders or $33.21 per share) in 2008 associated with impairment, restructuring and other charges.

d.
Includes charges for lower of cost or market inventory adjustments totaling $19 million ($15 million to net income attributable to FCX common stockholders or $0.03 per share) in 2009 and $782 million ($479 million to net loss attributable to FCX common stockholders or $1.26 per share) in 2008.

e.
Includes purchase accounting impacts related to the acquisition of Phelps Dodge totaling $1.1 billion, including $1.0 billion to operating loss and $93 million for non-operating income and expenses ($679 million to net loss attributable to FCX common stockholders or $1.78 per share) in 2008 and $1.3 billion to operating income ($793 million to net income attributable to FCX common stockholders or $2.00 per share) in 2007.

f.
Includes net losses on early extinguishment and conversion of debt totaling $43 million ($0.09 per share) in 2009, $5 million ($0.01 per share) in 2008, $132 million ($0.33 per share) in 2007, $30 million ($0.14 per share) in 2006 and $40 million ($0.18 per share) in 2005; 2008 also includes charges totaling $22 million ($0.06 per share) associated with privately negotiated transactions to induce conversion of a portion of our 5½% Convertible Perpetual Preferred Stock into FCX common stock. Also includes a favorable adjustment to income tax expense totaling $43 million ($0.09 per share) in 2009, resulting from completion of a review of U.S. deferred income tax accounts.

g.
Effective January 1, 2006, we adopted guidance associated with accounting for stripping costs incurred during production in the mining industry, and recorded a cumulative effect adjustment ($149 million) to reduce beginning retained earnings for our deferred mining costs asset ($285 million) as of December 31, 2005, net of taxes, noncontrolling interests and inventory effects ($136 million). As a result, income from continuing operations before income taxes and noncontrolling interests was $35 million lower and net income was $19 million ($0.08 per share) lower than if we had not adopted this guidance. Effective January 1, 2006, we also adopted accounting guidance on share-based payments. As a result, income from continuing operations before income taxes and noncontrolling interests was $28 million lower and net income was $16 million ($0.07 per share) lower than if we had not adopted this guidance. Results for prior years have not been restated.

FREEPORT-McMoRan COPPER & GOLD INC.
SELECTED FINANCIAL AND OPERATING DATA (Continued)

For comparative purposes, operating data shown below for the years ended December 31, 2007, 2006 and 2005, combines our historical data with Phelps Dodge pre-acquisition data. As the pre-acquisition operating data represent the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

	Years Ended December 31,
	2009	2008	2007a		2006 a		2005 a
FCX CONSOLIDATED MINING OPERATING DATA
Copper (recoverable)
Production (millions of pounds)	4,103	4,030	3,884		3,639		3,912
Production (thousands of metric tons)	1,861	1,828	1,762		1,651		1,774
Sales, excluding purchases (millions of pounds)	4,111	4,066	3,862		3,630		3,933
Sales, excluding purchases (thousands of metric tons)	1,865	1,844	1,752		1,647		1,784
Average realized price per pound	$2.60	$2.69	$3.22	b	$2.80	b	$1.66	b
Gold (thousands of recoverable ounces)
Production	2,664	1,291	2,329		1,863		2,923
Sales, excluding purchases	2,639	1,314	2,320		1,866		2,925
Average realized price per ounce	$993	$861	$682		$566	c	$454
Molybdenum (millions of recoverable pounds)
Production	54	73	70		68		62
Sales, excluding purchases	58	71	69		69		60
Average realized price per pound	$12.36	$30.55	$25.87		$21.87		$25.89

NORTH AMERICA COPPER MINES
Operating Data, Net of Joint Venture Interest
Copper (recoverable)
Production (millions of pounds)	1,147	1,430	1,320		1,305		1,365
Production (thousands of metric tons)	520	649	599		592		619
Sales, excluding purchases (millions of pounds)	1,187	1,434	1,332		1,303		1,383
Sales, excluding purchases (thousands of metric tons)	538	650	604		591		627
Average realized price per pound	$2.38	$3.07	$3.10	d	$2.29	d	$1.49	d
Molybdenum (millions of recoverable pounds)
Production	25	30	30		31		30
100% Operating Data
Solution extraction/electrowinning (SX/EW) operations
Leach ore placed in stockpiles (metric tons per day)	589,400	1,095,200	798,200		801,200		778,500
Average copper ore grade (percent)	0.29	0.22	0.23		0.30		0.26
Copper production (millions of recoverable pounds)	859	943	940		1,013		1,066
Mill operations
Ore milled (metric tons per day)	169,900	249,600	223,800		199,300		194,800
Average ore grade (percent):
Copper	0.33	0.40	0.35		0.33		0.33
Molybdenum	0.02	0.02	0.02		0.02		0.03
Copper recovery rate (percent)	86.0	82.9	84.5		85.0		83.9
Production (millions of recoverable pounds):
Copper	364	599	501		414		419
Molybdenum	25	30	30		31		30

SOUTH AMERICA COPPER MINES
Copper (recoverable)
Production (millions of pounds)	1,390	1,506	1,413		1,133		1,091
Production (thousands of metric tons)	631	683	641		514		495
Sales (millions of pounds)	1,394	1,521	1,399		1,126		1,093
Sales (thousands of metric tons)	632	690	635		511		496
Average realized price per pound	$2.70	$2.57	$3.25		$3.03		$1.63	e
Gold (thousands of recoverable ounces)
Production	92	114	116		112		117
Sales	90	116	114		111		117
Average realized price per ounce	$982	$853	$683		$552		$425
Molybdenum (millions of recoverable pounds)
Production	2	3	1		–		–
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	258,200	279,700	289,100		257,400		264,600
Average copper ore grade (percent)	0.45	0.45	0.43		0.45		0.46
Copper production (millions of recoverable pounds)	565	560	569		695		670

	Years Ended December 31,
	2009		2008	2007a	2006 a		2005 a
SOUTH AMERICA COPPER MINES (continued)
Mill operations
Ore milled (metric tons per day)	181,300		181,400	167,900	68,500		68,700
Average ore grade (percent):f
Copper	0.66		0.75	0.74	0.87		0.84
Molybdenum	0.02		0.02	0.02	–		–
Copper recovery rate (percent)	88.9		89.2	87.1	93.8		93.9
Production (recoverable):
Copper (millions of pounds)	825		946	844	438		421
Gold (thousands of ounces)	92		114	116	112		117
Molybdenum (millions of pounds)	2		3	1	–		–

INDONESIA MINING
Operating Data, Net of Joint Venture Interest
Copper (recoverable)
Production (millions of pounds)	1,412		1,094	1,151	1,201		1,456
Production (thousands of metric tons)	640		496	522	545		660
Sales (millions of pounds)	1,400		1,111	1,131	1,201		1,457
Sales (thousands of metric tons)	635		504	513	545		661
Average realized price per pound	$2.65		$2.36	$3.32	$3.13		$1.85
Gold (thousands of recoverable ounces)
Production	2,568		1,163	2,198	1,732		2,789
Sales	2,543		1,182	2,185	1,736		2,790
Average realized price per ounce	$994		$861	$681	$567	c	$456
100% Operating Data
Ore milled (metric tons per day)	238,300		192,900	212,600	229,400		216,200
Average ore grade:
Copper (percent)	0.98		0.83	0.82	0.85		1.13
Gold (grams per metric ton)	1.30		0.66	1.24	0.85		1.65
Recovery rates (percent):
Copper	90.6		90.1	90.5	86.1		89.2
Gold	83.7		79.9	86.2	80.9		83.1
Production (recoverable):
Copper (millions of pounds)	1,641		1,109	1,211	1,300		1,689
Gold (thousands of ounces)	2,984		1,163	2,608	1,824		3,440

AFRICA MINING
Copper (millions of recoverable pounds)
Production	154	g	–	–	–		–
Sales	130	g	–	–	–		–
Average realized price per pound	$2.85	g	–	–	–		–
Ore milled (metric tons per day)	7,300	g	–	–	–		–
Average copper ore grade (percent)	3.69	g	–	–	–		–
Copper recovery rate (percent)	92.1	g	–	–	–		–

MOLYBDENUM OPERATIONS
Molybdenum sales, excluding purchases (millions of pounds)h	58		71	69	69		60
Average realized price per pound	$12.36		$30.55	$25.87	$21.87		$25.89
Henderson molybdenum mine
Ore milled (metric tons per day)	14,900		24,100	24,000	22,200		20,300
Average molybdenum ore grade (percent)	0.25		0.23	0.23	0.23		0.22
Molybdenum production (millions of recoverable pounds)	27		40	39	37		32

a.
For comparative purposes, operating data for the years ended December 31, 2007, 2006 and 2005, combines our historical data with Phelps Dodge pre-acquisition data. As the pre-acquisition data represents the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Before charges for hedging losses related to copper price protection programs, amounts were $3.27 per pound for 2007, $3.08 per pound for 2006 and $1.76 per pound for 2005.

c.	Amount was approximately $606 per ounce before a loss resulting from the redemption of FCX’s Gold-Denominated Preferred Stock, Series II.

d.	Before charges for hedging losses related to copper price protection programs, amounts were $3.25 per pound for 2007, $3.06 per pound for 2006 and $1.69 per pound for 2005.

e.	Amount was $1.75 per pound before charges for hedging losses related to copper price protection programs.

f.	Average ore grades of gold produced at our South America copper mines rounds to less than 0.001 grams per metric ton.

g.	Results for 2009 represent mining operations that began production in March 2009.

h.	Includes sales of molybdenum produced as a by-product at our North and South America copper mines.

For the ratio of earnings to fixed charges calculation, earnings consist of income (loss) from continuing operations before income taxes, noncontrolling interests in consolidated subsidiaries, equity in affiliated companies’ net earnings, cumulative effect of accounting changes and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest. For the ratio of earnings to fixed charges and preferred stock dividends calculation, we assumed that our preferred stock dividend requirements were equal to the pre-tax earnings that would be required to cover those dividend requirements. We computed those pre-tax earnings using the effective tax rate for each year. Our ratio of earnings to fixed charges was as follows for the years presented:

	Years Ended December 31,
	2009	2008	2007	2006	2005
Ratio of earnings to fixed charges	9.3x	-a	9.9x	33.1x	15.9x
Ratio of earnings to fixed charges
and preferred stock dividends	6.1x	-b	6.6x	14.3x	8.2x

a.	As a result of the loss recorded in 2008, the ratio coverage was less than 1:1. We would have needed to generate additional earnings of $13.4 billion to achieve coverage of 1:1 in 2008.
b.	As a result of the loss recorded in 2008, the ratio coverage was less than 1:1. We would have needed to generate additional earnings of $13.8 billion to achieve coverage of 1:1 in 2008.

Item 7. and 7A.  Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk.

FREEPORT-McMoRan COPPER & GOLD INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW and OUTLOOK

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries. The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Cautionary Statement” for further discussion). In particular, the financial results for 2007 include the operations of Phelps Dodge Corporation (Phelps Dodge) from March 20, 2007, through December 31, 2007, not the full twelve-month period because of the accounting treatment for the acquisition. References to “Notes” are Notes included in our “Notes to Consolidated Financial Statements.” Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations all references to earnings or losses per share are on a diluted basis, unless otherwise noted.

We are one of the world’s largest copper, gold and molybdenum mining companies in terms of reserves and production. Our portfolio of assets includes the Grasberg minerals district in Indonesia, which contains the largest single recoverable copper reserve and the largest single gold reserve of any mine in the world based on the latest available reserve data provided by third-party industry consultants; significant mining operations in North and South America; and the Tenke Fungurume minerals district in the Democratic Republic of Congo (DRC). We also operate Atlantic Copper, our wholly owned copper smelting and refining unit in Spain.

During 2009, approximately 61 percent of our consolidated copper production was from our Grasberg, Morenci and Cerro Verde mines, and more than half of our mined copper was sold in concentrate, approximately 25 percent as cathodes and approximately 21 percent as rod (principally from our North America operations). We also produce gold as a by-product at our copper mines, primarily at the Grasberg minerals district in Indonesia, which accounted for approximately 96 percent of our consolidated gold production for 2009. For 2009, approximately half of our consolidated molybdenum production was from the Henderson molybdenum mine and approximately 46 percent was produced as a by-product at our North America copper mines. Refer to “Operations” for further discussion of our mining operations.

The dramatic declines in copper and molybdenum prices in late 2008 and the deterioration of the economic and credit environment limited our ability to invest in growth projects and required us to make adjustments to our near-term plans in late 2008 and early 2009 (refer to Note 2 for further discussion). However, during 2009 copper prices improved from the January 2009 low of $1.38 per pound. Rising copper prices, along with higher volumes from the Grasberg mine and a lower cost structure at the North America copper mines, have enabled us to enhance our financial and liquidity position during 2009, allowing us to manage volatile conditions effectively, reduce debt and reinstate cash dividends to shareholders, while maintaining our future growth opportunities. In addition, we have announced initiatives to resume certain project development activities that were deferred in late 2008 (refer to “Current Development Projects” for further discussion).

At December 31, 2009, we had $2.7 billion in consolidated cash ($2.2 billion of which was available to our parent company). We had no borrowings and $39 million of letters of credit issued under our $1.5 billion revolving credit facilities, resulting in availability of approximately $1.5 billion ($961 million of which could be used for additional letters of credit). Our long-term debt at December 31, 2009, was $6.3 billion. Although we have no significant debt maturities in the near-term (refer to “Capital Resources and Liquidity”), during 2009, we repaid $1.0 billion in debt in advance of scheduled maturities (refer to Note 10). From January 1, 2010, to February 25, 2010, we have made additional open-market debt purchases totaling $269 million for $293 million (refer to Note 23). We may consider additional opportunities to prepay debt in advance of scheduled maturities or redeem our currently redeemable Senior Floating Rate Notes.

We view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy and will continue to adjust our operating strategy as market conditions change. Refer to “Consolidated Results” for further discussion of our consolidated financial results for the years ended December 31, 2009, 2008 and 2007.

Outlook
Following are our actual consolidated sales volumes for 2009 and our projected consolidated sales volumes for 2010:

	2009	2010
	(Actual)	(Projected)
Copper (billions of recoverable pounds):
North America copper mines	1.2	1.0
South America copper mines	1.4	1.3
Indonesia mining	1.4	1.2
Africa mining	0.1	0.2
	4.1	3.8	a
Gold (millions of recoverable ounces):
Indonesia mining	2.5	1.7
South America copper mines	0.1	0.1
	2.6	1.8

Molybdenum (millions of recoverable pounds)b	58	60

a.	Represents the sum of projected copper sales volumes before rounding.

b.	Includes sales of molybdenum produced as a by-product at our North and South America copper mines.

Estimated sales volumes of approximately 3.8 billion pounds of copper for 2010 are lower than 2009 sales of 4.1 billion pounds primarily because of lower volumes in Indonesia as a result of transitioning to a lower-grade section of the Grasberg open pit during 2010 and at our North America copper mines reflecting the impact of reduced 2009 mining activities on 2010 leaching operations. Estimated sales volumes of approximately 1.8 million ounces of gold for 2010 are lower than 2009 sales of 2.6 million ounces as a result of transitioning to a lower-grade section of the Grasberg open pit during 2010. Estimated sales volumes of approximately 60 million pounds of molybdenum for 2010 approximate 2009 sales of 58 million pounds. Our projected sales volumes for 2010 depend on the achievement of targeted mining rates, the successful operation of production facilities, the impact of weather conditions and other factors.

Assuming average prices of $3.25 per pound of copper, $1,100 per ounce of gold and $12 per pound of molybdenum for 2010, we estimate our consolidated unit net cash costs (net of by-product credits and excluding Africa mining) for our copper mining operations would average approximately $0.86 per pound in 2010, compared with $0.55 per pound in 2009. Average unit net cash costs for 2010 are estimated to be higher than 2009 as a result of lower projected 2010 copper and gold sales volumes from Grasberg, combined with increases in commodity-based input costs and foreign currency exchange rates. Consolidated unit net cash costs would be impacted by approximately $0.025 per pound for each $50 per ounce change in gold prices and approximately $0.01 per pound for each $1 per pound change in molybdenum prices.

Consolidated revenues, operating cash flows and net income vary significantly with fluctuations in the market prices of copper, gold and molybdenum, sales volumes and other factors. Based on the above projected consolidated sales volumes and assuming average prices of $3.25 per pound of copper, $1,100 per ounce of gold and $12 per pound of molybdenum in 2010, our consolidated operating cash flows would approximate $5.3 billion in 2010, net of an estimated $0.4 billion for working capital requirements. Operating cash flows for 2010 would be impacted by approximately $260 million for each $0.10 per pound change in copper prices, $50 million for each $50 per ounce change in gold prices and $45 million for each $1 per pound change in molybdenum prices.

Capital expenditures for 2010 are expected to approximate $1.7 billion, including $0.9 billion for sustaining capital and $0.8 billion for major projects. For 2009, capital expenditures totaled $1.6 billion, which included $0.8 billion for major projects, $0.6 billion for sustaining capital and $0.2 billion for a property acquisition adjacent to our Sierrita mine. We have announced initiatives to resume certain project development activities that were deferred in late 2008 (refer to “Current Development Projects” for further discussion). A number of studies are under way, which may result in increased capital spending programs.

COPPER, GOLD AND MOLYBDENUM MARKETS

The graphs below illustrate the movements in metals prices from January 2000 through January 2010. World prices for copper, gold and molybdenum have fluctuated significantly during this period. The London Metal Exchange (LME) spot copper price varied from a low of $0.60 per pound in 2001 to a high of $4.08 per pound in 2008, the London gold price fluctuated from a low of $256 per ounce in 2001 to a high of $1,213 per ounce in 2009, and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $2.19 per pound in 2000 to a high of $39.25 per pound in 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009.

Historical LME Copper Prices

Through January 29, 2010

1,600
1,400
1,200
1,000
800
600
400
200
0
000s of metric tons
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
Dollars per pound
LME Copper Prices
LME & COMEX Exchange Stocks*
2000
2002
2004
2006
2008
2010

*  Excludes Shanghai stocks, producer, consumer and merchant stocks.

The graph above presents LME spot copper prices and reported stocks of copper at the LME and the New York Mercantile Exchange (COMEX) from January 2000 through January 2010. From 2006 through most of 2008, disruptions associated with strikes and other operational issues, combined with growing demand from China and other emerging economies resulted in low levels of inventory. Beginning in late 2008, slowing consumption led to increases in inventory levels; however, China’s increased buying activity contributed to a decline in exchange inventories during the first half of 2009. After reaching a low for the year in July 2009, inventories grew during the second half of 2009 with combined LME and COMEX stocks totaling approximately 592 thousand metric tons, or approximately two weeks of global consumption, at December 31, 2009.

Turmoil in the United States (U.S.) financial markets and concerns about the global economy negatively impacted copper prices in late 2008, which declined to a four-year low of $1.26 per pound in December 2008; however, copper prices improved during 2009 as a result of strong Chinese import activity and supply limitations. During 2009, LME spot copper prices ranged from $1.38 per pound to $3.33 per pound, averaged $2.34 per pound and closed at $3.33 per pound on December 31, 2009. While the near-term outlook is uncertain, we believe the underlying fundamentals of the copper business remain positive, supported by limited supplies from existing mines and the absence of significant new development projects. Future copper prices are expected to be volatile and are likely to be influenced by demand from China, economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and production levels of mines and copper smelters. The LME spot copper price closed at $3.11 per pound on January 29, 2010.

London Gold Prices

Through January 29, 2010

$1,250
$1,150
$1,050
$950
$850
$750
$650
$550
$450
$350
$250
Dollars per ounce
2000
2002
2004
2006
2008
2010

The graph above presents London gold prices from January 2000 through January 2010. Growing investment demand and a weak U.S. dollar have continued to support gold prices, which reached a new record high of $1,213 per ounce in December 2009. During 2009, gold prices ranged from approximately $810 per ounce to $1,213 per ounce, averaged approximately $972 per ounce and closed at $1,104 per ounce on December 31, 2009. London gold prices closed at $1,079 per ounce on January 29, 2010.

Metals Week Molybdenum Dealer Oxide Prices

Through January 29, 2010

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2000
2002
2004
2006
2008
2010

The graph above presents Metals Week Molybdenum Dealer Oxide weekly average prices from January 2000 through January 2010. In late 2008, molybdenum prices declined significantly as a result of the financial market turmoil and a decline in demand; however, molybdenum prices improved during 2009 supported by Chinese imports and supply reductions. During 2009, the weekly average price of molybdenum ranged from $7.83 per pound to $18.00 per pound, averaged $11.08 per pound and was $11.75 per pound on December 31, 2009. The Metals Week Molybdenum Dealer Oxide weekly average price was $14.88 per pound on January 29, 2010.

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

Mineral Reserves. Recoverable proven and probable reserves are the part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The determination of reserves involves numerous uncertainties with respect to the ultimate geology of the ore bodies, including quantities, grades and recovery rates. Estimating the quantity and grade of reserves requires us to determine the size, shape and depth of our ore bodies by analyzing geological data, such as samplings of drill holes, tunnels and other underground workings. In addition to the geology of our mines, assumptions are required to determine the economic feasibility of mining these reserves, including estimates of future commodity prices and demand, the mining methods we use and the related costs incurred to develop and mine our reserves. Our estimates of recoverable proven and probable reserves are the responsibility of our employees, and a majority of these estimates have been reviewed and verified by independent experts in mining, geology and reserve determination.

The following table summarizes changes in our estimated consolidated recoverable proven and probable copper, gold and molybdenum reserves during 2008 and 2009:

	Copper	Gold	Molybdenum
	(billion	(million	(billion
	pounds)	ounces)	pounds)
Consolidated reserves at December 31, 2007	93.2	41.0	2.04
Net additions/revisions	12.8	0.3	0.51
Production	(4.0)	(1.3)	(0.07)
Consolidated reserves at December 31, 2008	102.0	40.0	2.48
Net additions/revisions	6.3	(0.1)	0.16
Production	(4.1)	(2.7)	(0.05)
Consolidated reserves at December 31, 2009	104.2	37.2	2.59

Net additions to recoverable proven and probable copper reserves during 2008 included additions of 7.5 billion pounds at the Cerro Verde mine in South America, 3.9 billion pounds at our North America copper mines and 1.6 billion pounds at the Tenke Fungurume mine, partially offset by revisions at other mines. Net additions for 2008 replaced over 300 percent of our 2008 copper production. Net additions to recoverable copper reserves during 2009 include additions of 1.7 billion pounds at our North America copper mines, 3.0 billion pounds at our Cerro Verde mine in South America and 2.6 billion pounds at the Tenke Fungurume mine, partially offset by revisions at other mines. Net additions for 2009 replaced approximately 150 percent of current year copper production. Net additions to recoverable copper reserves reflect analysis of exploratory data gained through core drilling undertaken in 2007 and 2008, as well as exploration activities during 2009. Refer to Note 21 for further information regarding estimated recoverable proven and probable reserves.

As discussed in Note 1, we depreciate our life-of-mine mining and milling assets and values assigned to proven and probable reserves using the unit-of-production (UOP) method based on our estimated recoverable proven and probable reserves, and also have other assets that are depreciated on a straight-line basis over their estimated useful lives. Because the economic assumptions used to estimate reserves change from period to period and additional geological data is generated during the course of operations, estimates of reserves may change, which could have a significant impact on our results of operations, including changes to prospective depreciation rates and asset carrying values. Based on projected copper sales volumes for 2010 (refer to “Overview and Outlook”), if estimated copper reserves at our mines were 10 percent higher at December 31, 2009, we estimate that our annual depreciation, depletion and amortization expense for 2010 would decrease by $31 million ($15 million to net income attributable to FCX common stockholders), and a 10 percent decrease in copper reserves would increase depreciation, depletion and amortization expense by $38 million ($18 million to net income attributable to FCX common stockholders). We perform annual assessments of our existing assets in connection with the review of mine operating and development plans. If it is determined that assigned asset lives do not reflect the expected remaining period of benefit, any change could affect prospective depreciation rates.

At December 31, 2009, our long-lived assets include amounts assigned to proven and probable reserves totaling $4.3 billion. As discussed in Note 1, we review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable, and changes to our estimates of recoverable proven and probable reserves could have an impact on our assessment of asset recoverability.

Impairment of Assets. We evaluate our long-lived assets (to be held and used) for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. In evaluating our long-lived assets for recoverability, estimates of after-tax undiscounted future cash flows of our individual mining operations are used, with impairment losses measured by reference to fair value. As quoted market prices are unavailable for our individual mining operations, fair value is determined through the use of discounted estimated future cash flows. The estimated cash flows used to assess recoverability of our long-lived assets and measure fair value of our mining operations are derived from current business plans, which are developed using near-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. In addition to near and long-term metal price assumptions, other key estimates include commodity-based and other input costs; proven and probable reserves, including any costs to develop the reserves and the timing of producing the reserves; and the use of appropriate escalation and discount rates.

Because the cash flows used to assess recoverability of our long-lived assets and measure fair value of our mining operations require us to make several estimates and assumptions that are subject to risk and uncertainty, changes in these estimates and assumptions could result in the impairment of our long-lived assets values. Events that could result in impairment of our long-lived assets include, but are not limited to, (i) decreases in future metal prices, (ii) decreases in estimated recoverable proven and probable reserves and (iii) any event that might otherwise have a material adverse effect on mine site production levels or costs.

During fourth-quarter 2008, we concluded that the then-current economic environment and significant declines in copper and molybdenum prices represented significant adverse changes in our business, and therefore, evaluated our long-lived assets for impairment. Projected metal prices represented the most significant assumption used in the cash flow estimates to assess recoverability and measure fair value of our individual mining operations. At the time of the March 2007 acquisition of Phelps Dodge, metal price projections used to value the net assets acquired ranged from near-term prices of $2.98 per pound for copper declining over an eight-year period to $1.20 per pound and $26.20 per pound for molybdenum declining over a five-year period to $8.00 per pound; our December 31, 2008, impairment evaluations were based on price assumptions reflecting prevailing copper futures prices for three years, which ranged from approximately $1.40 per pound to $1.50 per pound, and a long-term average price of $1.60 per pound. Molybdenum prices were assumed to average $8.00 per pound. Our evaluation resulted in the recognition of asset impairment charges totaling $10.9 billion ($6.6 billion to net loss attributable to FCX common stockholders or $17.34 per share) for 2008. Refer to Note 2 for further discussion of these asset impairment charges.

Additionally, goodwill was recorded in connection with the March 2007 acquisition of Phelps Dodge and was assigned to the reporting units, or individual mines, that were expected to benefit from the business combination. Goodwill is required to be evaluated at least annually and at any other time if an event or change in circumstances indicates that the fair value of a reporting unit is below its carrying amount. Our annual goodwill impairment test was performed in fourth-quarter 2008, which resulted in the full impairment of goodwill and the recognition of charges totaling $6.0 billion ($6.0 billion to net loss attributable to FCX common stockholders or $15.69 per share). Refer to Note 6 for further discussion.

Recoverable Copper. We record, as inventory, applicable costs for copper contained in mill and leach stockpiles that are expected to be processed in the future based on proven processing technologies. Mill and leach stockpiles are evaluated periodically to ensure that they are stated at the lower of cost or market (refer to Note 4 for discussion of lower of cost or market (LCM) inventory adjustments recorded in 2009 and 2008). Accounting for recoverable copper from mill and leach stockpiles represents a critical accounting estimate because (i) it is generally impracticable to determine copper contained in mill and leach stockpiles by physical count, and therefore, requires management to employ reasonable estimation methods and (ii) recovery rates from leach stockpiles can vary significantly. The quantity of material delivered to mill and leach stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blasthole cuttings determine the estimated copper grade contained in the material delivered to the mill and leach stockpiles.

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

Processes and recovery rates are monitored regularly, and recovery rate estimates are adjusted periodically as additional information becomes available and as related technology changes. At December 31, 2009, estimated recoverable copper was 2.7 billion pounds in leach stockpiles (with a carrying value of $1.5 billion) and 1.3 billion pounds in mill stockpiles (with a carrying value of $488 million).

Reclamation and Closure Costs. Reclamation is an ongoing activity that occurs throughout the life of a mine. We record the fair value of our estimated asset retirement obligations (AROs) associated with tangible long-lived assets in the period incurred. Fair value is measured as the present value of cash flow estimates after considering inflation and then applying a market risk premium. Our cost estimates are reflected on a third-party cost basis and comply with our legal obligation to retire tangible long-lived assets in the period incurred. These cost estimates may differ from financial assurance cost estimates for reclamation activities because of a variety of factors, including obtaining updated cost estimates for reclamation activities, the timing of reclamation activities, changes in scope and the exclusion of certain costs not considered reclamation and closure costs. Refer to Note 1 for further discussion of our accounting policy for reclamation and closure costs.

Generally, ARO activities are specified by regulations or in permits issued by the relevant governing authority, and management judgment is required to estimate the extent and timing of expenditures based on life-of-mine planning. Accounting for reclamation and closure costs represents a critical accounting estimate because (i) we will not incur most of these costs for a number of years, requiring us to make estimates over a long period, (ii) reclamation and closure laws and regulations could change in the future and/or circumstances affecting our operations could change, either of which could result in significant changes to our current plans, (iii) calculating the fair value of our AROs requires management to estimate projected cash flows, make long-term assumptions about inflation rates, determine our credit-adjusted, risk-free interest rates and determine market risk premiums that are appropriate for our operations and (iv) given the magnitude of our estimated reclamation and closure costs, changes in any or all of these estimates could have a significant impact on our results of operations.

At least annually, we review our ARO estimates for changes in the projected timing of certain reclamation costs, changes in cost estimates, and additional AROs incurred during the period. Following is a summary of changes in our AROs for the years ended December 31, 2009, 2008 and 2007 (in millions):

	2009	2008	2007
Balance at beginning of year	$712	$728	$30
Liabilities assumed in the acquisition of Phelps Dodge	–	–	531	a
Liabilities incurred	12	5	1
Revisions to cash flow estimates	(17)	21	179	b
Accretion expense	52	51	27
Spending	(28)	(91)	(40)
Foreign currency translation adjustment	–	(2)	–
Balance at end of year	$731	$712	$728

a.
The fair value of AROs assumed in the acquisition of Phelps Dodge was estimated based on projected cash flows, an estimated long-term annual inflation rate of 2.4 percent, a discount rate based on FCX’s estimated credit-adjusted, risk-free interest rate of 7.8 percent and a market risk premium of 10 percent to reflect what a third-party might require to assume these AROs.

b.
During 2007, Chino and Tyrone each submitted updated third-party closure cost estimates to the state of New Mexico as part of the permit renewal process. As a result, we revised our cash flow estimates and increased our ARO by $95 million for

Chino and $45 million for Tyrone. During 2009, Tyrone filed an appeal regarding the point of groundwater withdrawal. Finalized closure plan requirements, including those resulting from resolution of the appeal, may result in additional adjustments. Additionally, PT Freeport Indonesia updated its cost estimates primarily for changes to its plans for the treatment of acidic water, resulting in an increase of $33 million.

Refer to Note 14 for further discussion of reclamation and closure costs.

Environmental Obligations. Our mining, exploration, production and historical operating activities are subject to stringent laws and regulations governing the protection of the environment, and compliance with those laws requires significant expenditures. Environmental expenditures for closed facilities and closed portions of operating facilities are expensed or capitalized depending upon their future economic benefits. The general guidance provided by U.S. GAAP requires that liabilities for contingencies be recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Refer to Note 1 for discussion of our accounting policy for environmental expenditures.

Accounting for environmental obligations represents a critical accounting estimate because changes to environmental laws and regulations and/or circumstances affecting our operations, could result in significant changes to our estimates, which could have a significant impact on our results of operations. We review changes in facts and circumstances associated with the environmental obligations on a quarterly basis. Judgments and estimates are based upon available facts, existing technology, presently enacted laws and regulations, remediation experience, whether or not we are a potentially responsible party (PRP), the ability of other PRPs to pay their allocated portions and take into consideration reasonably possible outcomes. Our cost estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, required remediation methods and actions by or against governmental agencies or private parties.

At December 31, 2009, environmental obligations recorded in our consolidated balance sheets totaled approximately $1.5 billion, which reflect obligations for environmental liabilities attributed to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs and for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facilities.

Following is a summary of changes in our estimated environmental obligations for the years ended December 31, 2009, 2008 and 2007 (in millions):

	2009	2008	2007
Balance at beginning of year	$1,401	$1,268	$–
Liabilities assumed in the acquisition of Phelps Dodge	–	117	1,334
Accretion expensea	102	95	–
Additions	40	36	6
Reductions	(3)	(1)	(1)
Spending	(76)	(114)	(71)
Balance at end of year	$1,464	$1,401	$1,268

a.	Represents accretion of the fair values of environmental obligations assumed in the acquisition of Phelps Dodge, which were determined on a discounted cash flow basis.

Refer to Note 14 for further discussion of environmental obligations.

Deferred Taxes. In preparing our annual consolidated financial statements, we estimate the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in income in the period in which such changes are enacted.

A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each jurisdiction. If we determine that we will not realize all or a portion of our deferred tax assets, we will increase our valuation allowance. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced.

At December 31, 2009, our valuation allowances totaled $2.2 billion and covered all of our U.S. foreign tax credit carryforwards and U.S. state net operating loss carryforwards, and a portion of our foreign net operating loss carryforwards and U.S. minimum tax credit carryforwards. This valuation allowance includes $44 million relating to tax benefits that, if recognized, would be credited directly to contributed capital. At December 31, 2008, our valuation allowances totaled $1.8 billion and covered all of our U.S. foreign tax credit carryforwards, U.S. minimum tax credit carryforwards, foreign net operating loss carryforwards and U.S. state net operating loss carryforwards, and also covered a portion of our net U.S. deferred tax assets. The $394 million increase in the valuation allowance during 2009 was primarily the result of an increase to the foreign tax credit carryforwards. Refer to Note 13 for further discussion.

CONSOLIDATED RESULTS

	Years Ended December 31,
	2009		2008		2007
Financial Data (in millions, except per share amounts)
Revenuesa	$15,040	b	$17,796	b	$16,939	b,c
Operating income (loss)	6,503	b	(12,710	)b,d,e	6,555	b,c,e
Income (loss) from continuing operations	3,534		(10,450)		3,733
Net income (loss)	3,534		(10,450)		3,779
Net income attributable to noncontrolling interests	785		617		802
Net income (loss) attributable to FCX common stockholdersf	2,527	g,h	(11,341	)d,e,h	2,769	c,e,h
Diluted net income (loss) per share attributable to FCX common stockholders:
Continuing operations	$5.86		$(29.72)		$7.41
Discontinued operations	–		–		0.09
Diluted net income (loss)	$5.86	g,h	$(29.72	)d,e,h	$7.50	c,e,h
Diluted weighted-average common shares outstandingi	469		382		397

Mining Operating Data
Copper (recoverable)
Production (millions of pounds)	4,103		4,030		3,367
Sales, excluding purchases (millions of pounds)	4,111		4,066		3,357
Average realized price per pound	$2.60		$2.69		$3.29	c
Site production and delivery costs per poundj	$1.12		$1.51		$1.18
Unit net cash costs per poundj	$0.55		$1.16		$0.76
Gold (recoverable)
Production (thousands of ounces)	2,664		1,291		2,308
Sales, excluding purchases (thousands of ounces)	2,639		1,314		2,298
Average realized price per ounce	$993		$861		$682
Molybdenum (recoverable)
Production (millions of pounds)	54		73		56
Sales, excluding purchases (millions of pounds)	58		71		52
Average realized price per pound	$12.36		$30.55		$26.81

a.
Includes the impact of adjustments to provisionally priced concentrate and cathode sales recognized in prior periods. Refer to “Revenues” and “Disclosures About Market Risks – Commodity Price Risk” for further discussion.

b.	Following is a summary of revenues by operating division (in millions):

	Years Ended December 31,
	2009	2008	2007
North America copper mines	$3,235	$5,265	$4,093
South America copper mines	3,839	4,166	3,879
Indonesia mining	5,908	3,412	4,808
Africa mining	389	–	–
Molybdenum	847	2,488	1,746
Rod & Refining	3,356	5,557	5,140
Atlantic Copper Smelting & Refining	1,892	2,341	2,388
Corporate, other & eliminations	(4,426)	(5,433)	(5,115)
Total FCX revenues	$15,040	$17,796	$16,939

Following is a summary of operating income (loss) by operating division (in millions):

	Years Ended December 31,
	2009	2008	2007
North America copper mines	$1,020	$(11,522)	$1,428
South America copper mines	2,001	(694)	2,224
Indonesia mining	4,034	1,307	3,033
Africa mining	8	(26)	(12)
Molybdenum	126	(1,473)	353
Rod & Refining	14	2	14
Atlantic Copper Smelting & Refining	(56)	10	3
Corporate, other & eliminations	(644)	(314)	(488)
Total FCX operating income (loss)	$6,503	$(12,710)	$6,555

Refer to Note 20 for further discussion of our operating divisions and business segments.

c.
Includes charges to revenues for mark-to-market accounting adjustments on the 2007 copper price protection program totaling $175 million ($106 million to net income attributable to FCX common stockholders or $0.27 per share) and a reduction in 2007 average realized copper prices of $0.05 per pound.

d.
Includes long-lived asset impairments and other charges totaling $11.0 billion ($6.7 billion to net loss attributable to FCX common stockholders or $17.52 per share), goodwill impairment charges totaling $6.0 billion ($6.0 billion to net loss attributable to FCX common stockholders or $15.69 per share), and charges for LCM inventory adjustments totaling $782 million ($479 million to net loss attributable to FCX common stockholders or $1.26 per share). Refer to Notes 2 and 6 and “Critical Accounting Estimates – Asset Impairments” for further discussion.

e.
Includes the impacts of purchase accounting fair value adjustments associated with the acquisition of Phelps Dodge, which were primarily because of increased carrying values of acquired property, plant and equipment and metal inventories, including mill and leach stockpiles, and also includes amounts for non-operating income and expense mostly related to accretion of the fair values of assumed environmental obligations (determined on a discounted cash flow basis). These impacts totaled $1.1 billion, including $1.0 billion to operating loss and $93 million for non-operating income and expenses, ($679 million to net loss attributable to FCX common stockholders or $1.78 per share) in 2008 and $1.3 billion to operating income ($793 million to net income attributable to FCX common stockholders or $2.00 per share) in 2007. Refer to Note 20 for a summary of the impacts of purchase accounting fair value adjustments on our business segments for the years ended December 31, 2008 and 2007.

f.	After noncontrolling interests and preferred dividends.

g.
Includes charges of $43 million ($0.09 per share) for the partial settlement of the City of Blackwell lawsuit (see Note 14), and also includes a favorable adjustment to income tax expense totaling $43 million ($0.09 per share) resulting from the completion of a review of U.S. deferred income tax accounts.

h.
Includes net losses on early extinguishment and conversions of debt totaling $43 million ($0.09 per share) in 2009 associated with the redemption of our $340 million of 6⅞% Senior Notes and open-market purchases of our 8.25% Senior Notes, our 8.375% Senior Notes and our 8¾% Senior Notes, $5 million ($0.01 per share) in 2008 associated with an open-market purchase of our 9½% Senior Notes and $132 million ($0.33 per share) in 2007 primarily related to premiums paid and the accelerated recognition of deferred financing costs associated with early repayments of debt. Refer to Note 10 for further discussion.

i.
As applicable, reflects assumed conversion of our 5½% Convertible Perpetual Preferred Stock (which converted into 17.9 million shares of FCX common stock in September 2009) and 6¾% Mandatory Convertible Preferred Stock (refer to Note 12).  In addition, the 2009 period includes the effects of the 26.8 million shares of common stock we sold in February 2009. Common shares outstanding on December 31, 2009, totaled 430 million.

j.
Reflects per pound weighted average production and delivery costs and unit net cash costs (net of by-product credits) for all copper mines, excluding net noncash and nonrecurring costs and Africa mining. For reconciliations of the per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to “Operations – Unit Net Cash Costs” and to “Product Revenues and Production Costs.”

Revenues
Consolidated revenues include the sale of copper concentrates, copper cathodes, copper rod, molybdenum, gold and other metals by our North and South America copper mines, the sale of copper concentrates (which also contain significant quantities of gold and silver) by our Indonesia mining operation, the sale of copper cathodes and cobalt hydroxide by our Africa mining operation, the sale of molybdenum in various forms by our Molybdenum operations, and the sale of copper cathodes, copper anodes, and gold in anodes and slimes by Atlantic Copper. Our mining revenues for 2009 include sales of copper (approximately 75 percent), gold (approximately 17 percent) and molybdenum (approximately 5 percent).

Consolidated revenues totaled $15.0 billion in 2009, compared with $17.8 billion in 2008 and $16.9 billion in 2007. Following is a summary of year-to-year changes in our consolidated revenues (in millions):

	2009	2008
Consolidated revenues – prior year	$17,796	$16,939
Higher (lower) sales volumes from mining operations:
Copper	121	2,367
Gold	1,141	(671)
Molybdenum	(395)	505
Higher (lower) price realizations from mining operations:
Copper	(288)	(2,631)
Gold	349	235
Molybdenum	(1,056)	266
Lower purchased copper and molybdenum	(1,414)	(5)
(Lower) higher adjustments, primarily for prior year provisionally priced sales	(239)	309
Lower Atlantic Copper revenues	(449)	(47)
Impact of the 2007 copper price protection program	–	175
Other, including intercompany eliminations	(526)	354
Consolidated revenues – current year	$15,040	$17,796

2009 Compared with 2008
Consolidated sales volumes totaled 4.1 billion pounds of copper, 2.6 million ounces of gold and 58 million pounds of molybdenum in 2009, compared with 4.1 billion pounds of copper, 1.3 million ounces of gold and 71 million pounds of molybdenum in 2008. Higher copper sales volumes in 2009, when compared with 2008 (45 million pounds), primarily resulted from mining in a higher grade section of the Grasberg open pit and the contribution of 2009 sales volumes from the Tenke Fungurume mine, partly offset by lower sales volumes as a result of production curtailments at the North America copper mines and lower ore grades at Candelaria. Mining in a higher-grade section of the Grasberg open pit also resulted in substantially higher gold sales volumes in 2009. Lower molybdenum sales volumes in 2009 reflected reduced demand in the metallurgical and chemical sectors. Refer to “Operations” for further discussion of sales volumes at our operating divisions.

Consolidated revenues in 2009 were also impacted by lower copper and molybdenum prices compared to 2008. Realized copper prices decreased in 2009 to an average of $2.60 per pound, compared with $2.69 per pound in 2008. More significantly, realized molybdenum prices decreased to an average of $12.36 per pound in 2009, compared with $30.55 per pound in 2008. Partly offsetting lower copper and molybdenum prices were higher realized gold prices, which increased to an average of $993 per ounce in 2009, compared with $861 per ounce in 2008.

We primarily purchase copper cathode to be processed by our Rod and Refining segment when production from our North America copper mines does not meet customer demand. Accordingly, the decrease in purchased copper for 2009, compared to 2008, resulted from lower demand.

Under the long-established structure of sales agreements prevalent in the industry, substantially all of our concentrate and cathode sales are provisionally priced at the time of shipment. The provisional prices are finalized in a contractually specified future period (generally one to four months from the shipment date) based primarily on quoted LME prices (refer to “Disclosures About Market Risks – Commodity Price Risk” for further discussion). Adjustments to the December 31, 2008, provisionally priced copper sales resulted in a net increase to consolidated revenues of $132 million ($61 million to net income attributable to FCX common stockholders or

$0.13 per share) in 2009, compared with an increase of $268 million ($114 million to net loss attributable to FCX common stockholders or $0.30 per share) in 2008.

2008 Compared with 2007
Consolidated sales volumes in 2008 totaled 4.1 billion pounds of copper, 1.3 million ounces of gold and 71 million pounds of molybdenum, compared with 3.4 billion pounds of copper, 2.3 million ounces of gold and 52 million pounds of molybdenum in 2007. Higher copper and molybdenum sales volumes in 2008 reflected a full twelve months of sales at our North and South America copper mines and Molybdenum operations, compared with 2007, which included sales from these operations beginning March 20, 2007. Higher copper sales volumes in 2008 also reflected additional copper production from the Safford mine, which began production in December 2007, and higher production from the Cerro Verde concentrator, which reached design capacity in mid-2007. Gold sales volumes for 2008 were lower than in 2007 because of mining in a lower-grade section of the Grasberg open pit during the first nine months of 2008, which resulted in lower grades and recovery rates. Refer to “Operations” for further discussion of sales volumes at our operating divisions.

Realized copper prices decreased in 2008 to an average of $2.69 per pound, compared with $3.34 per pound (excluding the impact from the 2007 copper price protection program) in 2007. Realized gold and molybdenum prices increased in 2008 to an average of $861 per ounce for gold and $30.55 per pound for molybdenum, compared with $682 per ounce for gold and $26.81 per pound for molybdenum in 2007.

Adjustments to the December 31, 2007, provisionally priced copper sales increased consolidated revenues by $268 million ($114 million to net loss attributable to FCX common stockholders or $0.30 per share) in 2008, compared with a decrease of $42 million ($18 million to net income attributable to FCX common stockholders or $0.05 per share) in 2007.

On limited past occasions, in response to market conditions, we have entered into copper and gold price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. Also, in connection with the Phelps Dodge acquisition, we assumed the 2007 copper price protection program, which resulted in charges to revenues in 2007 totaling $175 million ($106 million to net income attributable to FCX common stockholders or $0.27 per share). The 2007 copper price protection program matured on December 31, 2007. We do not currently intend to enter into similar hedging programs in the future.

Production and Delivery Costs
2009 Compared with 2008
Consolidated production and delivery costs totaled $7.0 billion in 2009 compared with $10.4 billion in 2008. Lower production and delivery costs for 2009 primarily reflect the effects of lower operating rates at our North America copper mines, lower commodity-based input costs and lower purchases of copper.

Our copper mining operations require significant energy, principally electricity, diesel, coal and natural gas. Commodity-based input costs began declining in late 2008 and we realized the benefits of these declines in 2009. Excluding Africa mining, energy costs approximated 20 percent of our consolidated copper production costs in 2009, compared with approximately 25 percent in 2008, and included purchases of approximately 190 million gallons of diesel fuel, 5,700 gigawatt hours of electricity at our North and South America mines (we generate all of our power at our Indonesia mining operation), 800 thousand metric tons of coal for our coal power plant in Indonesia, and 1 million MMBTU (million british thermal units) of natural gas at certain of our North America mines. For 2010, we estimate energy costs, excluding Africa mining, will approximate 22 percent of our consolidated copper production costs.

Consolidated unit site production and delivery costs for our copper mining operations, excluding net noncash and nonrecurring costs and Africa mining, averaged $1.12 per pound of copper in 2009, compared with $1.51 per pound of copper in 2008. Lower site production and delivery costs in 2009 reflected higher copper ore grades at Grasberg, reduced operating rates at our North America copper mines to suspend production of high-cost incremental volumes, achievement of cost savings initiatives and operating efficiencies, and lower energy and other commodity-based input costs.  Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements. We will incorporate Africa mining in our consolidated unit net cash cost disclosures upon completion of ramp-up activities, which is expected in 2010.

2008 Compared with 2007
Consolidated production and delivery costs totaled $10.4 billion in 2008 compared with $8.5 billion in 2007. Higher production and delivery costs for 2008 reflect a full year of costs associated with our acquired copper and molybdenum operations in North and South America and the impact of higher costs, principally for commodity-based input costs such as energy and sulphuric acid. Partly offsetting these higher costs were $656 million of lower purchase accounting impacts associated with increased inventory values that were mostly realized in 2007.

Depreciation, Depletion and Amortization
2009 Compared with 2008
Consolidated depreciation, depletion and amortization expense totaled $1.0 billion in 2009 compared with $1.8 billion in 2008. The decrease in depreciation, depletion and amortization expense reflected the impact of long-lived asset impairments recognized at December 31, 2008 (refer to “Critical Accounting Estimates – Impairments of Assets” for further discussion).

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

LCM Inventory Adjustments
Inventories are required to be recorded at the lower of cost or market. In first-quarter 2009, we recognized charges of $19 million ($15 million to net income attributable to FCX common stockholders or $0.03 per share) for lower of cost or market (LCM) molybdenum inventory adjustments. There were no further LCM inventory adjustments recorded subsequent to first-quarter 2009.

In 2008, we recorded LCM inventory adjustments totaling $782 million ($479 million to net loss attributable to FCX common stockholders or $1.26 per share). Inventories acquired in connection with the acquisition of Phelps Dodge (including long-term mill and leach stockpiles) were recorded at fair value using near-term price forecasts reflecting the then-current price environment and management’s projections for long-term average metal prices. The charges recognized in 2008 were based on prevailing copper futures prices for three years, which ranged from approximately $1.40 per pound to $1.50 per pound, and a long-term average price of $1.60 per pound. Molybdenum prices were assumed to average $8.00 per pound.

Selling, General and Administrative Expenses
2009 Compared with 2008
Consolidated selling, general and administrative expenses totaled $321 million in 2009 compared with $269 million in 2008. Higher selling, general and administrative expenses primarily reflected a net increase in incentive compensation costs, partly offset by reductions associated with administrative costs savings initiatives.

2008 Compared with 2007
Consolidated selling, general and administrative expenses totaled $269 million in 2008 compared with $466 million in 2007. Lower selling, general and administrative expenses primarily reflected lower incentive compensation costs in 2008 because of weaker financial results.

Exploration and Research Expenses
Exploration activities are being conducted near our existing mines with a focus on opportunities to expand reserves that will support additional future production capacity in the large mineral districts where we currently operate. Significantly expanded drilling activities during 2007 and 2008 were successful in providing reserve additions and in identifying potential additional ore adjacent to existing ore bodies. Results indicate opportunities for future potential reserve additions at Morenci, Sierrita and Bagdad in North America, at Cerro Verde in South America and in the Tenke Fungurume district.

Consolidated exploration and research expenses totaled $90 million in 2009, $292 million in 2008 and $145 million in 2007. Throughout most of 2008, expenditures primarily reflected increased exploration efforts in North America and also in Africa, including targets outside the area of initial development at Tenke Fungurume. However, in response to weak market conditions at the end of 2008, we revised operating plans to significantly reduce exploration costs in 2009. During 2009, we focused on analyzing exploration data gained through the core drilling previously undertaken in addition to conducting new activities. For 2010, exploration expenditures are expected to approximate $100 million. Exploration activities will continue to focus on the potential in our existing mineral districts.

Long-Lived Asset Impairments and Other Charges
During 2009, net restructuring and other charges totaled $77 million ($61 million to net income attributable to FCX common stockholders or $0.13 per share), which included charges of $54 million ($43 million to net income or $0.09 per share) associated with the partial settlement of the City of Blackwell lawsuit.

During 2008, we recognized charges totaling $11.0 billion ($6.7 billion to net loss attributable to FCX common stockholders or $17.52 per share) for long-lived asset impairments and other charges. During fourth-quarter 2008, we concluded that the declines in copper and molybdenum prices and the deterioration of the economic environment represented significant adverse changes in the business, and therefore evaluated our long-lived assets for impairment as of December 31, 2008, which resulted in the recognition of asset impairment charges totaling $10.9 billion ($6.6 billion to net loss attributable to FCX common stockholders or $17.34 per share). In addition, during fourth-quarter 2008, we recorded net restructuring and other charges totaling $111 million ($67 million to net loss attributable to FCX common stockholders or $0.18 per share) associated with our revised operating plans, including contract termination costs, other project cancellation costs, employee severance and benefits and special retirement benefits and curtailments.

Refer to Note 2 for further discussion of these charges.

Goodwill Impairment
Our annual impairment test of goodwill at December 31, 2008, resulted in the recognition of goodwill impairment charges totaling $6.0 billion ($6.0 billion to net loss attributable to FCX common stockholders or $15.69 per share). Refer to Note 6 for further discussion.

Interest Expense, Net
Consolidated interest expense (before capitalization) totaled $664 million in 2009, $706 million in 2008 and $660 million in 2007. Lower interest expense in 2009, compared with 2008, primarily reflected net repayments of debt and lower interest rates on our variable-rate debt during 2009. Higher interest expense in 2008, compared with 2007, primarily reflected the impacts associated with accretion of the fair values of environmental obligations (determined on a discounted cash flow basis) assumed in the acquisition of Phelps Dodge, partly offset by lower interest expense associated with net repayments of debt during 2007. Refer to “Capital Resources and Liquidity – Financing Activities” for discussion of debt repayments.

Capitalized interest is primarily related to our development projects and totaled $78 million in 2009, $122 million in 2008 and $147 million in 2007. The decrease in capitalized interest in 2009 primarily reflects the substantial completion of development activities at our Tenke Fungurume mine. Refer to “Current Development Projects” for further discussion.

Losses on Early Extinguishment of Debt
During 2009, we recorded losses on early extinguishment of debt totaling $48 million ($43 million to net income attributable to FCX common stockholders or $0.09 per share), including $14 million ($13 million to net income attributable to FCX common stockholders) associated with the redemption of our $340 million of 6⅞% Senior Notes and $34 million ($30 million to net income attributable to FCX common stockholders) for open-market purchases of our 8.25% Senior Notes, 8.375% Senior Notes and 8¾% Senior Notes.

During 2008, we recorded net losses on early extinguishment of debt totaling $6 million ($5 million to net loss attributable to FCX common stockholders or $0.01 per share) associated with an open-market purchase of $33 million of our 9½% Senior Notes.

During 2007, we recorded net losses on early extinguishment of debt totaling $173 million ($132 million to net income attributable to FCX common stockholders or $0.33 per share) primarily related to the accelerated recognition of deferred financing costs associated with early repayment of amounts under the $11.5 billion senior credit facility, including the refinancing of the Tranche B term loan. Also included was $17 million ($10 million to net income attributable to FCX common stockholders or $0.02 per share) related to premiums paid and the accelerated recognition of deferred financing costs associated with the May 2007 redemption of our 10⅛% Senior Notes.

Refer to Note 10 for further discussion of these transactions.

Gains on Sales of Assets
Gains on sales of assets totaled $13 million ($8 million to net loss attributable to FCX common stockholders or $0.02 per share) in 2008 and $85 million ($52 million to net income attributable to FCX common stockholders or $0.13 per share) in 2007 primarily associated with sales of marketable securities.

Other (Expense) Income, Net
Other (expense) income, net, totaled $(53) million in 2009, $(22) million in 2008 and $157 million in 2007. The decrease in 2009, compared with 2008, primarily related to lower interest income ($46 million). The decrease in 2008, compared with 2007, primarily related to lower interest income ($82 million) and higher foreign currency exchange losses ($64 million) mostly associated with estimated Chilean tax payments.

(Provision for) Benefit from Income Taxes
Our income tax provision for 2009 resulted from taxes on international operations ($2.3 billion) and U.S. operations ($35 million). Our effective tax rate is sensitive to changes in commodity prices and the mix of income between U.S. and international operations. The difference between our consolidated effective income tax rate of 40 percent in 2009 and the U.S. federal statutory rate of 35 percent primarily was attributable to the high proportion of income earned in Indonesia, which was taxed at an effective tax rate of 42 percent.

Our benefit from income taxes in 2008 resulted from U.S. operations ($3.4 billion), partly offset by taxes on international operations ($604 million). The difference between our consolidated effective income tax rate of 21 percent in 2008 and the U.S. federal statutory rate of 35 percent primarily was attributable to goodwill impairment charges, which were non-deductible for tax purposes, and the recognition of a valuation allowance against U.S. federal alternative minimum tax credits, partly offset by benefits for percentage depletion and U.S. state income taxes.

A summary of the approximate amounts in the calculation of our consolidated (provision for) benefit from income taxes for 2009 and 2008 follows (in millions, except percentages):

	Year Ended				Year Ended
	December 31, 2009				December 31, 2008
			Income Tax				Income Tax
	Income	Effective	(Provision)		Income	Effective	(Provision)
	(Loss)a	Tax Rate	Benefit		(Loss)a	Tax Rate	Benefit
U.S.	$117	70%	$(82)		$1,258	15%	$(191)
South America	2,010	32%	(650)		1,752	32%	(553)
Indonesia	4,000	42%	(1,697)		1,432	43%	(612)
Africa	(60)	25%	15		(187)	35%	66
Asset impairment charges	–	N/A	–		(10,867)	39%	4,212
Goodwill impairment charges	–	N/A	–		(5,987)	N/A	–
LCM inventory adjustments	(19)	20%	4		(782)	38%	299
Eliminations and other	(232)	N/A	60		72	N/A	(18)
Adjustments	N/A	N/A	43	b	N/A	N/A	(359	)c
Consolidated FCX	$5,816	40%	$(2,307)		$(13,309)	21%	$2,844

a.	Represents income (loss) from continuing operations (by geographic location) before income taxes and equity in affiliated companies’ net earnings.

b.	Includes a favorable adjustment totaling $43 million resulting from completion of a review of U.S. deferred income tax accounts.

c.	Represents an adjustment to establish a valuation allowance against U.S. federal alternative minimum tax credits.

Our estimated consolidated effective tax rate for 2010 will vary with commodity price changes and the mix of income from international and U.S. operations. Assuming average prices of $3.25 per pound for copper, $1,100 per ounce for gold, $12 per pound for molybdenum and current sales estimates, we estimate our annual consolidated effective tax rate will approximate 37 percent; however, the rate would range from approximately 40 percent at $2.50 per pound for copper to approximately 37 percent at $3.50 per pound for copper.

Our income tax provision from continuing operations in 2007 resulted from taxes on international operations ($2.2 billion) and U.S. operations ($215 million). The difference between our consolidated effective income tax rate of 39 percent for 2007 and the U.S. federal statutory rate of 35 percent primarily was attributable to (i) withholding taxes related to earnings from Indonesia and South America mining operations, (ii) a U.S. foreign tax credit limitation and (iii) an adjustment associated with the reversal of the Phelps Dodge indefinite reinvestment assertion on certain earnings in South America, partly offset by a U.S. benefit for percentage depletion and an international tax rate differential.

A summary of the approximate amounts in the calculation of our consolidated provision for income taxes for 2007 follows (in millions, except percentages):

	Year Ended
	December 31, 2007

	Income	Effective	Income Tax
	(Loss)a	Tax Rate	Provision
U.S.	$976	22%	$(215)
South America	2,254	33%	(742)
Indonesia	2,860	46%	(1,326)
Africa	(3)	NM*	(4)
Eliminations and other	24	N/A	(2)
Adjustments	N/A	N/A	(111	)b
Consolidated FCX	$6,111	39%	$(2,400)

* NM = Not meaningful

a.	Represents income from continuing operations (by geographic location) before income taxes and equity in affiliated companies’ net earnings.

b.
Represents an adjustment for a one-time charge associated with the reversal of the Phelps Dodge indefinite reinvestment assertion on certain earnings in South America. This adjustment was fully offset by a reduction in noncontrolling interests’ share of net income.

Refer to Note 13 for further discussion of income taxes.

OPERATIONS

For comparative purposes, certain of the operating data included in this section for our North America copper mines, South America copper mines and Molybdenum operations for the year 2007, combines our historical data beginning March 20, 2007, with Phelps Dodge pre-acquisition data through March 19, 2007. As the pre-acquisition data represents the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

North America Copper Mines
We currently have six operating copper mines in North America – Morenci, Sierrita, Bagdad, Safford and Miami in Arizona, and Tyrone in New Mexico. All of these mining operations are wholly owned, except for Morenci, an unincorporated joint venture, in which we own an 85 percent undivided interest.

The North America copper mines include open-pit mining, sulfide ore concentrating, leaching and solution extraction/electrowinning (SX/EW) operations. In addition to copper, the Morenci, Sierrita and Bagdad mines produce molybdenum as a by-product. A majority of the copper produced at our North America copper mines is cast into copper rod by our Rod & Refining operations. Rod and wire sales to outside wire and cable manufacturers represented approximately 72 percent of North America copper sales in 2009. The remainder of our North America copper sales is primarily in the form of copper cathode or copper concentrate. Refer to Note 20 for further discussion of our reportable segment in the North America copper mines division.

In response to weak market conditions, operating plans at our North America copper mines were revised at the end of 2008 and in early 2009 primarily to reflect curtailed production rates, capital cost reductions and the incorporation of reduced input costs (refer to Note 2 for further discussion). In October 2009, we announced initiatives to resume limited mining activities at the Miami mine in Arizona. This project, which was deferred in late 2008, will improve efficiencies of ongoing reclamation projects associated with historical mining operations at the site. In addition, we are initiating activities to restart the Morenci mill, which was temporarily idled in February 2009, to process available sulfide material currently being mined. Refer to “Current Development Projects” for further discussion of these development projects. Operating plans at our North America copper mines continue to be reviewed and additional adjustments will be made in response to changes in market conditions.

In December 2009, we purchased property adjacent to our Sierrita operations, which includes the Twin Buttes copper mine, that ceased operations in 1994 (refer to “Current Development Projects” for further discussion).

Operating Data. Following is summary operating data for the North America copper mines for the years ended December 31, 2009, 2008 and 2007. The operating data for 2007 combines our historical data beginning March 20, 2007, with Phelps Dodge pre-acquisition data through March 19, 2007. As the pre-acquisition data represents the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

	2009	2008	2007a
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	1,147	1,430	1,320
Sales, excluding purchases	1,187	1,434	1,332
Average realized price per pound	$2.38	$3.07	$3.10	b

Molybdenum (millions of recoverable pounds)
Productionc	25	30	30

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	589,400	1,095,200	798,200
Average copper ore grade (percent)	0.29	0.22	0.23
Copper production (millions of recoverable pounds)	859	943	940

Mill operations
Ore milled (metric tons per day)	169,900	249,600	223,800
Average ore grade (percent):
Copper	0.33	0.40	0.35
Molybdenum	0.02	0.02	0.02
Copper recovery rate (percent)	86.0	82.9	84.5
Production (millions of recoverable pounds):
Copper	364	599	501
Molybdenum	25	30	30

a.
The North America copper mines’ operating data for 2007 combines our historical data beginning March 20, 2007, with Phelps Dodge pre-acquisition data through March 19, 2007. As the pre-acquisition data represents the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Amount was $3.25 per pound of copper before charges for mark-to-market accounting adjustments on the 2007 copper price protection program.

c.	Reflects by-product molybdenum production from the North America copper mines. Sales of by-product molybdenum are reflected in the Molybdenum division.

2009 Compared with 2008
Copper sales volumes from our North America copper mines decreased to 1.2 billion pounds in 2009, compared with 1.4 billion pounds in 2008. Certain of our North America copper mines continue to operate at reduced rates in response to reduced demand for copper in the western world. Copper sales volumes from our North America copper mines are expected to approximate 1.0 billion pounds in 2010 which reflects the impacts of reduced 2009 mining activities on 2010 leaching operations. By-product molybdenum production from our North America copper mines is expected to approximate 30 million pounds in 2010.

2008 Compared with 2007
Copper sales from the North America mines increased to 1.4 billion pounds in 2008, compared with 1.3 billion pounds for the combined year 2007, primarily reflecting additional copper production from the Safford mine, which began production in December 2007 and was ramping up to design capacity during 2008 before operating plans were revised in fourth-quarter 2008 to curtail production.

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

Gross Profit per Pound of Copper and Molybdenum

The following tables summarize unit net cash costs and gross profit per pound at the North America copper mines for the years ended December 31, 2009 and 2008, and for the period March 20, 2007, through December 31, 2007. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

2009 Compared with 2008
	2009			2008
	By-	Co-Product Method		By-	Co-Product Method
	Product		Molyb-	Product		Molyb-
	Method	Copper	denuma	Method	Copper	denuma
Revenues, excluding adjustments shown below	$2.38	$2.38	$10.96	$3.07	$3.07	$30.25

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.25	1.15	5.67	1.88	1.63	12.67
By-product creditsa	(0.23)	–	–	(0.64)	–	–
Treatment charges	0.09	0.09	–	0.09	0.09	–
Unit net cash costs	1.11	1.24	5.67	1.33	1.72	12.67
Depreciation, depletion and amortization	0.22	0.21	0.40	0.53	0.46	2.81
Noncash and nonrecurring costs, net	0.11	0.11	0.07	0.52	0.49	1.34
Total unit costs	1.44	1.56	6.14	2.38	2.67	16.82
Revenue adjustments, primarily for hedging	0.08	0.08	–	(0.05)	(0.05)	–
Idle facility and other non-inventoriable costs	(0.08)	(0.08)	–	(0.06)	(0.06)	(0.05)
Gross profit per pound	$0.94	$0.82	$4.82	$0.58	$0.29	$13.38

Copper sales (millions of recoverable pounds)	1,185	1,185		1,430	1,430
Molybdenum sales (millions of recoverable pounds)b			25			30

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Reflects molybdenum produced by the North America copper mines.

Unit net cash costs (net of by-product credits) for our North America copper mines decreased to $1.11 per pound of copper in 2009, compared with $1.33 per pound in 2008, primarily reflecting a net decrease in site production and delivery costs ($0.63 per pound) associated with cost reduction and efficiency efforts, including the impact of lower operating rates and reduced input costs (principally for energy), partly offset by changes in inventory, which reflects the impact of historical higher cost production on inventory carrying values. The decrease in site production and delivery costs was partly offset by lower molybdenum credits ($0.41 per pound) primarily resulting from lower molybdenum prices and sales volumes.

Our operating North America copper mines have varying cost structures because of differences in ore grades and ore characteristics, processing costs, by-products and other factors. During 2009, unit net cash costs for the North America copper mines ranged from a net cost of $0.91 per pound to $1.66 per pound at the individual mines and averaged $1.11 per pound. Based on current operating plans and assuming achievement of current sales estimates and average prices of $12 per pound of molybdenum for 2010, we estimate that average unit net cash costs (net of by-product credits) for our North America copper mines would approximate $1.23 per pound of copper in 2010. Unit net cash costs for 2010 are expected to be higher, compared with 2009, primarily because of higher input costs and lower volumes, partly offset by higher molybdenum credits. Each $1 per pound change in the average molybdenum price during the year would have an approximate $0.02 per pound impact on the North America copper mines’ 2010 unit net cash costs.

The decrease in depreciation, depletion and amortization in 2009, compared with 2008, primarily reflected the impact of the long-lived asset impairment charges recognized in fourth-quarter 2008 (refer to Note 2 for further discussion).

Noncash and nonrecurring costs consist of items such as LCM inventory adjustments and other unusual charges. Noncash and nonrecurring costs for 2008 include charges for LCM inventory adjustments, which totaled $661 million, or $0.46 per pound in 2008; there were no LCM copper inventory adjustments recorded at the North America mines in 2009.

Revenue adjustments primarily reflect unrealized gains (losses) on copper derivative contracts entered into with our U.S. copper rod customers, which allow us to receive market prices in the month of shipment while the customer pays the fixed price they requested (refer to Note 16 for further discussion).

2008 Compared with 2007
	2008			2007a
	By-	Co-Product Method		By-	Co-Product Method
	Product		Molyb-	Product		Molyb-
	Method	Copper	denumb	Method	Copper	denumb
Revenues, excluding adjustments shown below	$3.07	$3.07	$30.25	$3.40	$3.40	$30.69

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.88	1.63	12.67	1.46	1.25	10.85
By-product creditsb	(0.64)	–	–	(0.69)	–	–
Treatment charges	0.09	0.09	–	0.10	0.10	–
Unit net cash costs	1.33	1.72	12.67	0.87	1.35	10.85
Depreciation, depletion and amortization	0.53	0.46	2.81	0.47	0.40	2.89
Noncash and nonrecurring costs, net	0.52	0.49	1.34	0.35	0.33	0.15
Total unit costs	2.38	2.67	16.82	1.69	2.08	13.89
Revenue adjustments, primarily for hedging	(0.05)	(0.05)	–	(0.20)	(0.20)	–
Idle facility and other non-inventoriable costs	(0.06)	(0.06)	(0.05)	(0.05)	(0.05)	(0.03)
Gross profit per pound	$0.58	$0.29	$13.38	$1.46	$1.07	$16.77

Copper sales (millions of recoverable pounds)	1,430	1,430		1,038	1,038
Molybdenum sales (millions of recoverable pounds)c			30			23

a.	Reflects the period from March 20, 2007, through December 31, 2007.

b.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

c.	Reflects molybdenum produced by the North America copper mines.

Unit net cash costs (net of by-product credits) for our North America copper mines increased to $1.33 per pound of copper in 2008, compared with $0.87 per pound of copper for the period March 20, 2007, through December 31, 2007, primarily reflecting production cost increases associated with higher mining costs and milling rates, higher energy costs and costs of other consumables and higher costs associated with Safford as the mine ramped up to full production rates.

The increase in noncash and nonrecurring costs for 2008 primarily reflected charges for LCM inventory adjustments in 2008 totaling $661 million ($0.46 per pound), partly offset by lower purchase accounting impacts related to increased carrying values of acquired inventory, which totaled $24 million ($0.02 per pound) in 2008 and $344 million ($0.33 per pound) in 2007.

Revenue adjustments primarily reflect unrealized losses on copper derivative contracts entered into with our U.S. copper rod customers. In 2007, revenue adjustments also reflected mark-to-market accounting adjustments on the 2007 copper price protection program totaling $175 million ($0.17 per pound).

South America Copper Mines
We have four operating copper mines in South America – Cerro Verde in Peru, and Candelaria, Ojos del Salado and El Abra in Chile. We own a 53.56 percent interest in Cerro Verde, an 80 percent interest in both Candelaria and Ojos del Salado and a 51 percent interest in El Abra.

The South America copper mines include open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. In addition to copper, the Cerro Verde mine produces molybdenum concentrates as a by-product, and the Candelaria and Ojos del Salado mines produce gold and silver as by-products. Production from our South America copper mines is sold as copper concentrate or copper cathode under long-term contracts. Beginning in 2008, our South America copper mines began selling a portion of their copper concentrate and cathode inventories to Atlantic Copper, an affiliated smelter. Refer to Note 20 for further discussion of our reportable segment in the South America copper mines division.

In response to weak market conditions, operating plans at our South America copper mines were revised at the end of 2008 primarily to reflect the incorporation of reduced input costs and a reduction in capital spending plans. We also temporarily curtailed the molybdenum circuit at Cerro Verde (which resumed in September 2009). In October 2009, we announced initiatives to resume certain project development activities, including development of sulfide ores at El Abra and an expansion of the Cerro Verde concentrator (refer to “Current Development Projects” for further discussion).

Refer to Note 14 for information on contingencies at our South America copper mines.

Operating Data. Following is summary operating data for the South America copper mines for the years ended December 31, 2009, 2008 and 2007. The below operating data for 2007 combines our historical data beginning March 20, 2007, with Phelps Dodge pre-acquisition data through March 19, 2007. As the pre-acquisition data represents the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

	2009	2008	2007a
Copper (millions of recoverable pounds)
Production	1,390	1,506	1,413
Sales	1,394	1,521	1,399
Average realized price per pound	$2.70	$2.57	$3.25

Gold (thousands of recoverable ounces)
Production	92	114	116
Sales	90	116	114
Average realized price per ounce	$982	$853	$683

Molybdenum (millions of recoverable pounds)
Productionb	2	3	1

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	258,200	279,700	289,100
Average copper ore grade (percent)	0.45	0.45	0.43
Copper production (millions of recoverable pounds)	565	560	569

Mill operations
Ore milled (metric tons per day)	181,300	181,400	167,900
Average ore grade:c
Copper (percent)	0.66	0.75	0.74
Molybdenum (percent)	0.02	0.02	0.02
Copper recovery rate (percent)	88.9	89.2	87.1
Production:
Copper (millions of recoverable pounds)	825	946	844
Gold (thousands of recoverable ounces)	92	114	116
Molybdenum (millions of recoverable pounds)	2	3	1

a.
The South America copper mines’ operating data for 2007 combines our historical data beginning March 20, 2007, with Phelps Dodge pre-acquisition data through March 19, 2007. As the pre-acquisition data represents the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Reflects by-product molybdenum production from our Cerro Verde copper mine. Sales of by-product molybdenum are reflected in the Molybdenum segment.

c.	Average ore grades of gold produced at our South America mines rounds to less than 0.001 grams per metric ton.

2009 Compared with 2008
Copper sales volumes from the South America copper mines decreased to 1.4 billion pounds in 2009, compared with 1.5 billion for the year 2008, primarily reflecting lower ore grades at Candelaria and downtime for mill maintenance at Cerro Verde. Consolidated sales volumes from our South America copper mines are expected to approximate 1.3 billion pounds of copper and 100 thousand ounces of gold in 2010. Projected copper sales volumes for 2010 are lower than 2009 primarily because of the impact of anticipated lower ore grades at El Abra.

2008 Compared with 2007
Copper sales volumes from the South America copper mines increased to 1.5 billion pounds in 2008, compared with 1.4 billion pounds for the combined year 2007, primarily reflecting higher production from the Cerro Verde concentrator, which reached design capacity in mid-2007.

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

Gross Profit per Pound of Copper

The following tables summarize unit net cash costs and gross profit per pound at the South America copper mines for the years ended December 31, 2009 and 2008, and for the period March 20, 2007, through December 31, 2007. The below tables reflect unit net cash costs per pound of copper under the by-product and co-product methods as the South America copper mines also had small amounts of molybdenum, gold and silver sales. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

2009 Compared with 2008
	2009		2008
	By-Product	Co-Product	By-Product	Co-Product
	Method	Method	Method	Method
Revenues, excluding adjustments shown below	$2.70	$2.70	$2.57	$2.57

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.08	1.02	1.13	1.07
By-product credits	(0.11)	–	(0.13)	–
Treatment charges	0.15	0.15	0.14	0.14
Unit net cash costs	1.12	1.17	1.14	1.21
Depreciation, depletion and amortization	0.20	0.19	0.33	0.32
Noncash and nonrecurring costs, net	0.02	0.02	0.07	0.06
Total unit costs	1.34	1.38	1.54	1.59
Revenue adjustments, primarily for pricing on
prior year open sales	0.08	0.08	0.15	0.15
Other non-inventoriable costs	(0.02)	(0.02)	(0.02)	(0.02)
Gross profit per pound	$1.42	$1.38	$1.16	$1.11

Copper sales (millions of recoverable pounds)	1,394	1,394	1,521	1,521

Unit net cash costs (net of by-product credits) for our South America copper mines decreased to $1.12 per pound of copper in 2009, compared with $1.14 per pound in 2008, primarily reflecting lower site production and delivery costs ($0.05 per pound) associated with lower input costs (primarily for energy).

Our South America copper mines have varying cost structures because of differences in ore grades and ore characteristics, processing costs, by-products and other factors. During 2009, unit net cash costs for the South America copper mines ranged from $1.01 per pound to $1.24 per pound at the individual mines and averaged $1.12 per pound. Assuming achievement of current sales volumes estimates and estimates for commodity-based inputs, we estimate that average unit net cash costs (net of by-product credits) for our South America copper mines would approximate $1.20 per pound of copper in 2010. Unit net cash costs for 2010 are expected to be higher, than in 2009, primarily because of lower volumes and the impact of foreign currency exchange rates, partly offset by lower sulphuric acid costs.

The decrease in depreciation, depletion and amortization in 2009, compared with 2008, primarily reflected the impact of the long-lived asset impairment charges recognized in fourth-quarter 2008 (refer to Note 2 for further discussion of these impairment charges).

2008 Compared with 2007
	2008		2007a
	By-Product	Co-Product	By-Product	Co-Product
	Method	Method	Method	Method
Revenues, excluding adjustments shown below	$2.57	$2.57	$3.30	$3.30

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.13	1.07	0.92	0.88
By-product credits	(0.13)	–	(0.09)	–
Treatment charges	0.14	0.14	0.20	0.20
Unit net cash costs	1.14	1.21	1.03	1.08
Depreciation, depletion and amortization	0.33	0.32	0.32	0.32
Noncash and nonrecurring costs, net	0.07	0.06	0.14	0.14
Total unit costs	1.54	1.59	1.49	1.54
Revenue adjustments, primarily for pricing on
prior year open sales	0.15	0.15	0.06	0.06
Idle facility and other non-inventoriable costs	(0.02)	(0.02)	(0.02)	(0.02)
Gross profit per pound	$1.16	$1.11	$1.85	$1.80

Copper sales (millions of recoverable pounds)	1,521	1,521	1,177	1,177

a.	Reflects the period from March 20, 2007, through December 31, 2007.

Unit net cash costs (net of by-product credits) increased to $1.14 per pound of copper in 2008, compared with $1.03 per pound for the period March 20, 2007, through December 31, 2007, reflecting production cost increases associated with higher mining costs and milling rates and higher energy, sulphuric acid and other commodity-based input costs. These increases were partly offset by higher volumes, higher by-product credits and lower treatment charges during 2008.

The change in noncash and nonrecurring costs for 2008 primarily reflects lower purchase accounting impacts related to increased carrying values of acquired inventory, which totaled $46 million ($0.03 per pound) in 2008 and $169 million ($0.14 per pound) in 2007.

Indonesia Mining
Indonesia mining includes PT Freeport Indonesia’s Grasberg minerals district. We own 90.64 percent of PT Freeport Indonesia, including 9.36 percent owned through our wholly owned subsidiary, PT Indocopper Investama.

PT Freeport Indonesia produces copper concentrates, which contain significant quantities of gold and silver. Substantially all of PT Freeport Indonesia’s copper concentrates are sold under long-term contracts, approximately one-half of its concentrate production is sold to affiliated smelters, Atlantic Copper and PT Smelting (PT Freeport Indonesia’s 25-percent owned copper smelter and refinery in Indonesia – refer to Note 3 for further discussion), and the remainder to other customers.

PT Freeport Indonesia operates under an agreement, called a Contract of Work, with the Government of Indonesia that allows us to conduct exploration, mining and production activities in a 24,700-acre area called Block A located in Papua, Indonesia (refer to Note 15 for further discussion). Under the Contract of Work, PT Freeport Indonesia also conducts exploration activities in an approximate 500,000-acre area called Block B in Papua. All of PT Freeport Indonesia’s proven and probable mineral reserves and current mining operations, including the Grasberg minerals district, are located in Block A.

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

As originally reported in January 2006, we received and responded to requests for U.S. governmental authorities related to PT Freeport Indonesia’s support of Indonesian security institutions. In May 2009, we were notified by the SEC that the U.S. government’s investigation has been completed and no action has been recommended.

Since July 2009, there have been a series of shooting incidents along the road leading to our mining and milling operations at the Grasberg mining complex, including an incident in January 2010. In connection with these incidents, there have been three fatalities (including a PT Freeport Indonesia employee, a security contractor and an Indonesian policeman) and several injuries. The Indonesian government has responded with additional security forces and expressed a strong commitment to protect the safety of the community and our operations. The investigation of these matters is continuing, and we have taken precautionary measures, including limiting use of the road to secured convoys. Our mining and milling activities have continued uninterrupted; however, prolonged limitations on access to the road could adversely affect operations at the mine. See “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009, for further discussion of these matters.

Refer to Note 14 for information on contingencies at our Indonesia mining operations.

Operating Data. Following is summary operating data for our Indonesia mining operations for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Consolidated Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	1,412	1,094	1,151
Sales	1,400	1,111	1,131
Average realized price per pound	$2.65	$2.36	$3.32

Gold (thousands of recoverable ounces)
Production	2,568	1,163	2,198
Sales	2,543	1,182	2,185
Average realized price per ounce	$994	$861	$681

100% Operating Data
Ore milled (metric tons per day):
Grasberg open pita	166,300	129,800	159,100
Deep Ore Zone (DOZ) underground minea	72,000	63,100	53,500
Total	238,300	192,900	212,600
Average ore grade:
Copper (percent)	0.98	0.83	0.82
Gold (grams per metric ton)	1.30	0.66	1.24
Recovery rates (percent):
Copper	90.6	90.1	90.5
Gold	83.7	79.9	86.2
Production (recoverable):
Copper (millions of pounds)	1,641	1,109	1,211
Gold (thousands of ounces)	2,984	1,163	2,608

a.	Amounts represent the approximate average daily throughput processed at PT Freeport Indonesia’s mill facilities from each producing mine.

2009 Compared with 2008
At the Grasberg mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production resulting in varying quarterly and annual sales of copper and gold. PT Freeport Indonesia’s share of sales increased to 1.4 billion pounds of copper and 2.5 million ounces of gold in 2009, compared with 1.1 billion pounds of copper and 1.2 million ounces of gold in 2008, as a result of mining in a higher grade section of the Grasberg open pit during 2009, including accelerated mining of a higher grade section that was previously scheduled to be mined in future periods. PT Freeport Indonesia’s sales for 2010 are expected to approximate 1.2 billion pounds of copper and 1.7 million ounces of gold, which is lower than 2009 volumes, as a result of transitioning to a lower grade section of the Grasberg open pit in 2010. Anticipated changes in ore grades throughout the year are expected to result in variability in quarterly volumes. Approximately 60 percent of PT Freeport Indonesia’s copper and gold production is expected in the second half of 2010.

2008 Compared with 2007
PT Freeport Indonesia’s share of sales totaled 1.1 billion pounds of copper and 1.2 million ounces of gold in 2008, compared with 1.1 billion pounds of copper and 2.2 million ounces of gold in 2007. Lower gold sales volumes in 2008 resulted from mining in a lower-grade section of the Grasberg open pit during the first nine months of 2008.

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

Gross Profit per Pound of Copper/per Ounce of Gold

The following tables summarize the unit net cash (credits) costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the years ended December 31, 2009, 2008 and 2007. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

2009 Compared with 2008
	2009			2008
	By-	Co-Product Method		By-	Co-Product Method
	Product			Product
	Method	Copper	Gold	Method	Copper	Gold
Revenues, after adjustments shown below	$2.65	$2.65	$993.72	$2.36	$2.36	$861.43

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.05	0.62	231.57	1.59	1.13	412.72
Gold and silver credits	(1.86)	–	–	(0.97)	–	–
Treatment charges	0.22	0.13	49.18	0.24	0.17	62.69
Royalty on metals	0.10	0.06	23.18	0.10	0.07	26.50
Unit net cash (credits) costs	(0.49)	0.81	303.93	0.96	1.37	501.91
Depreciation and amortization	0.20	0.11	43.36	0.20	0.14	52.09
Noncash and nonrecurring costs, net	0.03	0.02	5.93	0.03	0.02	7.18
Total unit (credits) costs	(0.26)	0.94	353.22	1.19	1.53	561.18
Revenue adjustments, primarily for pricing on
prior year open sales	0.04	0.04	2.12	0.09	0.09	5.86
PT Smelting intercompany profit	(0.04)	(0.02)	(8.45)	0.01	0.01	4.18
Gross profit per pound/ounce	$2.91	$1.73	$634.17	$1.27	$0.93	$310.29

Consolidated sales
Copper (millions of recoverable pounds)	1,400	1,400		1,111	1,111
Gold (thousands of recoverable ounces)			2,543			1,182
Because of the fixed nature of a large portion of PT Freeport Indonesia’s costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period. Unit net cash costs (net of gold and silver credits) decreased to a net credit of $0.49 per pound of copper in 2009, compared with a net cost of $0.96 per pound in 2008, reflecting higher gold and silver credits ($0.89 per pound) resulting from higher gold sales volumes and prices in 2009, and lower site production and delivery costs ($0.54 per pound) primarily associated with higher copper sales volumes and lower commodity-based input costs.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

Because the majority of PT Freeport Indonesia’s costs are fixed, unit costs vary with volumes sold and the price of gold. Assuming achievement of current sales volume estimates, average gold prices of $1,100 per ounce in 2010, and estimates for energy costs, currency exchange rates and other cost factors, we estimate that average unit net cash costs for PT Freeport Indonesia (net of gold and silver credits) would approximate $0.21 per pound of copper in 2010. Unit net cash costs for 2010 are expected to be higher, compared with 2009, primarily because of lower projected sales volumes and higher commodity-based input costs. Each $50 per ounce change in average gold prices during the year would have an approximate $0.07 per pound impact on PT Freeport Indonesia’s 2010 unit net cash costs.

2008 Compared with 2007
	2008			2007
	By-	Co-Product Method		By-	Co-Product Method
	Product			Product
	Method	Copper	Gold	Method	Copper	Gold
Revenues, after adjustments shown below	$2.36	$2.36	$861.43	$3.32	$3.32	$680.74

Site production and delivery, before net noncash
and nonrecurring costs shown below	1.59	1.13	412.72	1.19	0.85	172.23
Gold and silver credits	(0.97)	–	–	(1.36)	–	–
Treatment charges	0.24	0.17	62.69	0.34	0.24	49.45
Royalty on metals	0.10	0.07	26.50	0.12	0.08	17.05
Unit net cash costs	0.96	1.37	501.91	0.29	1.17	238.73
Depreciation and amortization	0.20	0.14	52.09	0.17	0.12	25.54
Noncash and nonrecurring costs, net	0.03	0.02	7.18	0.04	0.03	5.90
Total unit costs	1.19	1.53	561.18	0.50	1.32	270.17
Revenue adjustments, primarily for pricing on
prior year open sales	0.09	0.09	5.86	0.03	0.03	1.07
PT Smelting intercompany profit	0.01	0.01	4.18	0.01	0.01	1.71
Gross profit per pound/ounce	$1.27	$0.93	$310.29	$2.86	$2.04	$413.35

Consolidated sales
Copper (millions of recoverable pounds)	1,111	1,111		1,131	1,131
Gold (thousands of recoverable ounces)			1,182			2,185

Unit net cash costs (net of gold and silver credits) increased to $0.96 per pound of copper in 2008, compared with $0.29 per pound in 2007, reflecting lower gold and silver credits associated with lower gold volumes in 2008, higher input costs, including higher mining rates and energy costs, and also reflected the impact of changes in cost sharing with our joint venture partner. Partly offsetting these increases were lower treatment charges, which vary with the volume of metals sold and the price of copper.

Africa Mining
Africa mining includes the Tenke Fungurume (Tenke) copper and cobalt mining concessions in the Katanga province of the DRC. We own an effective 57.75 percent interest in Tenke and are the operator of the project. The Tenke mine includes open-pit mining, leaching and SX/EW operations. Copper production from the Tenke mine is sold as copper cathode. In addition to copper, the Tenke mine produces cobalt hydroxide.

Construction activities for the initial development project are complete. Copper production commenced in March 2009 and Tenke achieved targeted copper production rates in September 2009. Start-up and quality issues continue to be addressed in the cobalt circuit and sustained targeted production rates are expected to be reached during 2010. Current operations are designed to produce approximately 250 million pounds of copper and 18 million pounds of cobalt per year. Refer to “Current Development Projects” for further discussion of the Tenke Fungurume project.

We are continuing to work cooperatively with the DRC government to resolve the ongoing contract review but cannot predict the timing or the outcome of this process. The contract review process has not affected our development schedule and we are continuing to operate pursuant to the terms of our contract. We believe that the contract is fair and equitable, complies with Congolese law and is enforceable without modifications. Refer to Note 15 for further discussion. See “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009, for further discussion of these matters.

Operating Data. Following is summary operating data for our Africa mining operations for the year ended December 31, 2009.

2009a
Copper (millions of recoverable pounds)
Production	154
Sales	130
Average realized price per pound	$2.85

Ore milled (metric tons per day)	7,300

Average ore grade (percent)	3.69
Copper recovery rate (percent)	92.1

a. Results for 2009 represent mining operations which began production in March 2009.

Tenke’s sales volumes are expected to approximate 240 million pounds of copper and over 20 million pounds of cobalt for the year 2010. The high grades of copper and cobalt in the ore at the Tenke mine are expected to result in an attractive cost structure once the full operation reaches design capacity. Upon reaching design capacity in the copper and cobalt circuits and assuming average cobalt prices of $10 per pound, average unit net cash costs for Tenke are targeted to be $0.50 per pound of copper. Each $2 per pound change in average cobalt prices would have an approximate $0.12 per pound impact on Tenke’s unit net cash costs. We will incorporate Tenke in our consolidated unit net cash cost disclosure upon completion of ramp-up activities, expected during 2010.

Pursuant to our agreement with Lundin Mining Corporation (Lundin), we were responsible for funding our share (70 percent) of project development costs and 100 percent of certain cost overruns on the initial Tenke Fungurume project. We and Lundin will be repaid our advances prior to distributions to shareholders of Tenke Fungurume. Accordingly, we will receive a disproportionate share of cash flow until the cost overrun financing and advances are repaid.

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

In response to market conditions during fourth-quarter 2008, we suspended construction activities associated with the project to restart the Climax molybdenum mine, which would have an annual capacity of 30 million pounds with expansion options. We will continue to monitor market conditions to determine timing for restarting construction of this project; once a decision is made to resume construction activities, the project could be completed within 18 months. Estimated remaining costs for the project approximate $350 million.

Operating Data. Following is summary operating data for the Molybdenum operations for the years ended December 31, 2009, 2008 and 2007. The operating data for 2007 combines our historical data beginning March 20, 2007, with Phelps Dodge pre-acquisition data through March 19, 2007. As the pre-acquisition data represents the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

	2009	2008	2007a
Molybdenum (millions of recoverable pounds)
Productionb	27	40	39
Sales, excluding purchasesc	58	71	69
Average realized price per pound	$12.36	$30.55	$25.87

Henderson molybdenum mine
Ore milled (metric tons per day)	14,900	24,100	24,000
Average molybdenum ore grade (percent)	0.25	0.23	0.23
Molybdenum production (millions of recoverable pounds)	27	40	39

a.
The Molybdenum operating data for 2007 combines our historical data beginning March 20, 2007, with Phelps Dodge pre-acquisition data through March 19, 2007. As the pre-acquisition data represents the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Reflects production at the Henderson molybdenum mine.

c.	Includes sales of molybdenum produced as a by-product at our North and South America copper mines.

Beginning in fourth-quarter 2008, molybdenum markets were significantly affected by the downturn in economic conditions, which required us to operate the Henderson molybdenum mine at reduced rates during 2009. However, conditions have begun to improve and as a result Henderson was operating at 80 percent capacity at December 31, 2009, compared with 60 percent capacity during most of 2009. Molybdenum sales volumes decreased to 58 million pounds in 2009, compared with 71 million pounds in 2008, because of lower demand. For 2010, molybdenum sales volumes are expected to approximate 60 million pounds. We will continue to review operating plans and adjust operating rates to reflect market conditions.

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

Gross Profit per Pound of Molybdenum

The following tables summarize the unit net cash costs and gross profit per pound of molybdenum at our Henderson molybdenum mine for the years ended December 31, 2009 and 2008, and for the period March 20, 2007, through December 31, 2007. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2009	2008		2007a
Revenues	$11.69	$29.27		$27.12

Site production and delivery, before net noncash
and nonrecurring costs shown below	5.44	5.36		4.37
Unit net cash costs	5.44	5.36		4.37
Depreciation, depletion and amortization	0.98	4.25		2.55
Noncash and nonrecurring costs, net	0.03	0.18	b	0.05
Total unit costs	6.45	9.79		6.97
Gross profit per poundc	$5.24	$19.48		$20.15

Molybdenum sales (millions of recoverable pounds)d	27	40		31

a.	Reflects the period from March 20, 2007, through December 31, 2007.

b.	Includes charges of $0.03 per pound in 2008 associated with LCM inventory adjustments.

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

Henderson’s unit net cash costs were $5.44 per pound of molybdenum in 2009, $5.36 per pound in 2008 and $4.37 per pound in 2007. Henderson’s unit net cash costs were unfavorably impacted in 2009 by lower production volumes, partly offset by the impact of cost reduction efforts. Higher costs in 2008, compared with 2007, primarily reflected higher input costs, including outside services, supplies and energy.

Assuming achievement of current 2010 sales estimates, we estimate that the 2010 average unit net cash costs for Henderson would approximate $5.50 per pound of molybdenum.

The decrease in Henderson’s depreciation, depletion and amortization in 2009, compared with 2008, reflects the impact of long-lived asset impairment charges recognized in fourth-quarter 2008 (refer to Note 2 for further discussion).

The increase in Henderson’s depreciation, depletion and amortization in 2008, compared with 2007, primarily reflected changes in purchase accounting impacts associated with adjustments to the estimated fair values of acquired property, plant and equipment, which were based on preliminary estimates in 2007 and finalized in first-quarter 2008.

Atlantic Copper Smelting & Refining
Atlantic Copper, our wholly owned subsidiary located in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. PT Freeport Indonesia sells copper concentrate and the South America copper mines sell copper concentrate and copper cathode to Atlantic Copper. Through downstream integration, we are assured placement of a significant portion of our concentrate production. During 2009, Atlantic Copper purchased approximately 35 percent of its concentrate requirements from PT Freeport Indonesia and approximately 25 percent from our South America mines.

Smelting and refining charges consist of a base rate and, in certain contracts, price participation based on copper prices. Treatment charges for smelting and refining copper concentrates represent a cost to PT Freeport Indonesia and our South America copper mines and income to Atlantic Copper and PT Smelting, our 25 percent owned smelter and refinery in Gresik, Indonesia. Thus, higher treatment and refining charges benefit our smelter operations at Atlantic Copper and adversely affect our mining operations in Indonesia and South America. Our North America copper mines are not significantly affected by changes in treatment and refining charges because these operations are fully integrated with our Miami smelter located in Arizona.

Atlantic Copper had an operating loss of $56 million in 2009 compared to operating income of $10 million in 2008 and $3 million in 2007. The decrease in Atlantic Copper’s operating results during 2009 primarily reflected lower sulphuric acid revenues resulting from lower prices.

We defer recognizing profits on PT Freeport Indonesia’s and our South America copper mines’ sales to Atlantic Copper and on 25 percent of PT Freeport Indonesia’s sales to PT Smelting until final sales to third parties occur. Changes in these net deferrals resulted in net reductions to net income attributable to FCX common stockholders totaling $109 million ($0.23 per share) in 2009, compared with net additions of $65 million ($0.17 per share) in 2008 and $8 million ($0.02 per share) in 2007. At December 31, 2009, our net deferred profits on PT Freeport Indonesia’s and the South America copper mines’ inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and noncontrolling interests totaled $137 million.

CURRENT DEVELOPMENT PROJECTS

We have several projects and potential opportunities to expand our production volumes, extend mine lives and develop large-scale ore bodies. During fourth-quarter 2008, we deferred several project development activities because of the downturn in global economic conditions. Major development projects for 2009 consisted of underground development in the Grasberg minerals district and the Tenke Fungurume project (for which construction activities on the initial project are complete). During fourth-quarter 2009, we announced that we are resuming certain project development activities. Capital spending plans will continue to be reviewed and adjusted in response to changes in market conditions.

North America Copper Mines
Miami Restart. During fourth-quarter 2009, we initiated plans to restart limited mining activities at the Miami copper mine in Arizona, which will improve efficiencies of ongoing reclamation projects associated with historical mining operations at the site. During the approximate five-year mine life, we expect to ramp up production to approximately 100 million pounds of copper per year by the second half of 2011. The capital investment for this project is expected to approximate $40 million, which is lower that the initial estimate of $100 million because we intend to transfer existing mining equipment from other North America sites, rather than purchasing new equipment.

Morenci Mill Restart. We are initiating activities to restart the Morenci mill in Arizona, which was temporarily idled in February 2009 in response to market conditions, to process available sulfide material currently being mined. Copper concentrate production is expected to begin in second-quarter 2010, with mill throughput initially expected to approximate 30,000 metric tons per day, or approximately 60 percent of total mill capacity.

Twin Buttes. In December 2009, we purchased property adjacent to our Sierrita operations primarily from Twin Buttes Properties, Inc. for $200 million. The property includes the Twin Buttes copper mine, which ceased operations in 1994 and contains mineralized material of approximately 0.7 billion metric tons with average grades of 0.43 percent for copper and 0.024 percent for molybdenum. The purchase provides significant synergies in the Sierrita district, including the potential for expanded mining activities and access to material that can be used for Sierrita tailings and stockpile reclamation purposes. We plan to conduct studies to incorporate the Twin Buttes resources in our future plans to determine the optimum development plans for the district.

South America Copper Mines
El Abra Sulfide Ore. We have resumed construction activities associated with the development of a large sulfide deposit at El Abra that will extend the mine life by over ten years. Production from the sulfide ore, which will ramp-up to approximately 300 million pounds of copper per year, is expected to begin in 2012 and will replace the current oxide ore copper production that is expected to decline over the next several years. The project will use a portion of the existing facilities to process the additional sulfide ore. The total aggregate capital investment for this project (which has been updated to incorporate recent foreign currency exchange rates and other cost increases) is expected to total $700 million through 2015, of which approximately $500 million is for the initial phase of the project that is expected to be completed in 2012. Aggregate project costs of $75 million have been incurred as of December 31, 2009 (most of which were incurred prior to the end of 2008).

Cerro Verde Expansion. We have commenced a project to optimize throughput at the existing Cerro Verde concentrator. This project, which is expected to be completed by the end of 2010, is designed to add 30 million pounds of additional copper production per year by increasing mill throughput from 108,000 metric tons of ore per day to 120,000 metric tons of ore per day. The aggregate capital investment for this project is expected to total approximately $50 million. We continue to study the potential for a major expansion at Cerro Verde.

Indonesia
We have several projects in progress in the Grasberg minerals district, including development of the large-scale, high-grade underground ore bodies located beneath and adjacent to the Grasberg open pit. In addition, we have completed the feasibility study for the Deep Mill Level Zone (DMLZ). Based on current estimates, we expect aggregate expenditures for underground mine development in the Grasberg minerals district to average approximately $450 million annually during the next 15 years. These costs will be shared with Rio Tinto in accordance with our joint venture agreement. Considering the long-term nature and large size of these projects, actual costs could differ materially from these estimates.

In addition to the mine development costs above, our current mine development plans include approximately $3 billion of capital expenditures at our processing facilities to optimize the handling of underground ore types once Grasberg open-pit operations cease. Substantially all of these expenditures will be made between 2017 and 2029. We continue to review our mine development and processing plans to maximize the value of our reserves.

The following discussion provides additional information on these current projects, including the continued development of the Common Infrastructure project, the Grasberg Block Cave and Big Gossan underground mines, a further expansion of the DOZ underground mine and development of the DMLZ ore body.

Common Infrastructure and Grasberg Block Cave. In 2004, PT Freeport Indonesia commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system has reached the Big Gossan terminal and we are proceeding with development of the lower Big Gossan infrastructure. We have also advanced development of the Grasberg spur and have completed the tunneling required to reach the Grasberg underground ore body. During 2009, we continued development of the Grasberg Block Cave terminal infrastructure and mine access.

In 2008, we completed the feasibility study for the development of the Grasberg Block Cave underground mine, which accounts for over one-third of our reserves in Indonesia. Production at the Grasberg Block Cave mine is currently scheduled to commence at the end of mining the Grasberg open pit, which is expected to continue until mid-2016. The timing of the underground Grasberg Block Cave mine development will continue to be assessed.

Based on the 2008 feasibility study, aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $3.6 billion to be incurred between 2008 and 2021, with PT Freeport Indonesia’s share totaling approximately $3.4 billion. These estimates are higher than the aggregate $3.1 billion previously reported as certain costs previously considered as operating in the feasibility study were determined to be capital costs to conform with our current accounting policies for underground mines. Aggregate project costs totaling $127 million have been incurred through December 31, 2009, of which $83 million was incurred during 2009. Targeted production rates once the Grasberg Block Cave mining operation reaches full capacity are expected to approximate 150,000 metric tons of ore per day.

Big Gossan. The Big Gossan underground mine is a high-grade deposit located near PT Freeport Indonesia’s existing milling complex. The Big Gossan mine is being developed as an open-stope mine with backfill consisting of mill tailings and cement, an established mining methodology expected to be higher cost than the block-cave method used at the DOZ mine. Production is designed to ramp up to 7,000 metric tons of ore per day by late 2012 (equal to average annual aggregate incremental production of 125 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts). The aggregate capital investment for this project is currently estimated at approximately $480 million, of which $377 million has been incurred through December 31, 2009, including $41 million during 2009.

DOZ Expansion. In mid-2007, PT Freeport Indonesia completed an expansion of the DOZ underground operation to allow a sustained rate of 50,000 metric tons of ore per day. PT Freeport Indonesia’s further expansion of the DOZ mine to 80,000 metric tons of ore per day is substantially complete. The capital cost for this expansion approximated $100 million, with PT Freeport Indonesia’s 60 percent share totaling approximately $60 million. The success of the development of the DOZ mine, one of the world’s largest underground mines, provides confidence in the future development of PT Freeport Indonesia’s large-scale undeveloped underground ore bodies.

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. The DMLZ feasibility study was completed in fourth-quarter 2009. We plan to mine the ore body using a block-cave method with production beginning in 2020, near completion of mining at the DOZ. Drilling efforts continue to determine the extent of this ore body. We continue to develop the Common Infrastructure project and tunnels from mill level. In 2009, we completed a portion of the spur to the DMLZ mine and reached the edge of the DMLZ terminal. Aggregate mine development capital costs for the DMLZ are expected to approximate $2.1 billion with PT Freeport Indonesia’s share totaling approximately $1.2 billion, which are expected to be incurred from 2009 to 2020. Aggregate project costs totaling $25 million have been incurred through December 31, 2009. Targeted production rates once the DMLZ mining operation reaches full capacity are expected to approximate 80,000 metric tons of ore per day.

Africa Mining
Tenke Fungurume. Construction activities for the approximate $2 billion initial project are complete. Copper production commenced in March 2009 and achieved targeted copper production rates in September 2009. Start-up and quality issues continue to be addressed in the cobalt circuit and sustained targeted production rates are expected to be reached during 2010. Current operations are designed to produce approximately 250 million pounds of copper and 18 million pounds of cobalt per year.

The initial Tenke Fungurume project was designed and constructed in a world-class fashion, using modern technology and following international standards for environmental management, occupational safety and social responsibility. The facilities include impermeable lined tailing storage and waste-water treatment ponds, and we have made significant investments in infrastructure in the region, including a national road and improvements in power generation and transmission systems. Our social programs include local micro-enterprise businesses, agricultural capacity building initiatives, malaria abatement, potable drinking water wells, new medical facilities and several new schools. The project will continue to provide important benefits to the Congolese through employment and the provision of local services and to the DRC government through substantial tax, royalty and dividend payments.

We continue to engage in drilling activities, exploration analyses and metallurgical testing to evaluate the potential of this highly prospective district. These analyses are being incorporated in future plans to evaluate opportunities for expansion. In our recoverable proven and probable reserve estimates for 2009, we were successful in adding 2.6 billion pounds of copper reserves and 0.08 billion pounds of cobalt reserves. Recoverable proven and probable reserves at December 31, 2009, approximate 135 million metric tons of ore with average grades of 3.13 percent for copper and 0.33 percent for cobalt, which equates to recoverable reserves of 8.4 billion pounds of copper and 0.78 billion pounds of cobalt.

We commenced a feasibility study in fourth-quarter 2009 to evaluate a second phase of the project, which would include optimizing the current plant and potentially increasing capacity by approximately 50 percent. The feasibility study is expected to be completed by mid-year 2010.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our production levels, production costs, cash payments for income taxes and interest, other working capital changes and other factors. As a result of weak economic conditions, we revised our operating plans at the end of 2008 and in early 2009 to protect liquidity while preserving our large mineral resources and growth options for the longer term (refer to Note 2 for further discussion). However, strong operating performance and rising copper prices have enabled us to enhance our financial and liquidity position during 2009, allowing us to manage volatile conditions effectively, reduce debt and reinstate cash dividends to shareholders, while maintaining our future growth opportunities. In addition, we have announced initiatives to resume certain project development activities that were deferred in late 2008 (refer to “Current Development Projects” for further discussion). We view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirement for copper in the world’s economy and will continue to adjust our operating strategy as market conditions change.

Based on current mine plans and subject to future copper, gold and molybdenum prices, we expect estimated 2010 operating cash flows to be greater than our budgeted capital expenditures, expected debt payments, dividends, noncontrolling interest distributions and other cash requirements.

Cash and Cash Equivalents
At December 31, 2009, we had consolidated cash and cash equivalents of $2.7 billion. The following table reflects the U.S. and international components of consolidated cash and cash equivalents at December 31, 2009 and 2008 (in millions):

	2009	2008
Cash at domestic companiesa	$1,522	$95
Cash at international operations	1,134	777
Total consolidated cash and cash equivalents	2,656	872
Less: Noncontrolling interests’ share	(300)	(267)
Cash, net of noncontrolling interests’ share	2,356	605
Less: Withholding taxes and other	(171)	(151)
Net cash available to FCX	$2,185	$454

a.	Includes cash at our parent company and North America operations.

Operating Activities
During 2009, we generated operating cash flows totaling $4.4 billion, net of $770 million used for working capital requirements, which included approximately $600 million related to settlement of final pricing with customers on 2008 provisionally priced copper sales. Operating cash flows in 2008 totaled $3.4 billion, net of $965 million used for working capital requirements, which included $598 million to settle the 2007 copper price protection program contract, and operating cash flows in 2007 totaled $6.2 billion, including $1.1 billion from working capital sources.

Operating cash flows for 2009 were higher than in 2008 primarily because of lower operating costs and higher gold prices and sales volumes. Operating cash flows for 2008 were lower than in 2007 primarily because of higher operating costs and higher working capital requirements.

Consolidated revenues, operating cash flows and net income vary significantly with fluctuations in the market prices of copper, gold and molybdenum, sales volumes and other factors. Refer to “Overview and Outlook” for further discussion of projected 2010 operating cash flows.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $1.6 billion in 2009 (including $1.0 billion for major projects and a property acquisition), $2.7 billion in 2008 (including $1.6 billion for major projects) and $1.8 billion in 2007 (including $0.8 billion for major projects). The decrease in capital expenditures in 2009, compared with 2008, primarily reflected the effects of the decision to defer capital spending for several projects, lower capital spending for the initial Tenke Fungurume development project (for which construction activities are complete) and reduced spending for sustaining capital. The increase in capital expenditures in 2008, compared with 2007, primarily reflected higher costs associated with our major development projects.

During fourth-quarter 2009, we announced initiatives to resume certain project development activities that were deferred in late 2008 (refer to “Current Development Projects” for further discussion of these projects). Capital spending plans will continue to be reviewed and adjusted in response to changes in market conditions and other factors. Refer to “Overview and Outlook” for further discussion of projected 2010 capital expenditures.

Other Investing Activities. During 2008, our global reclamation and remediation trusts decreased by $430 million resulting primarily from reimbursement of previously incurred costs for reclamation and environmental activities.

On March 19, 2007, we issued 136.9 million shares of common stock and paid $13.9 billion (net of cash acquired) to acquire Phelps Dodge (refer to Note 18 for further discussion).

During 2007, we received net proceeds of $597 million associated with the sale of Phelps Dodge International Corporation (PDIC) (refer to Note 19 for further discussion), and also received proceeds totaling $260 million primarily related to sales of marketable securities.

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

In December 2008, through privately negotiated transactions, we induced conversion of 0.3 million shares of our 5½% Convertible Perpetual Preferred Stock into 5.8 million shares of FCX common stock. To induce conversion of these shares, we issued to the holders an additional 1.0 million shares of FCX common stock valued at $22 million. In September 2009, we called for the redemption of the remaining 0.8 million shares of our 5½% Convertible Perpetual Preferred Stock, which converted into 17.9 million shares of FCX common stock; the remaining 1,025 shares were redeemed for approximately $1 million in cash. Refer to Note 12 for further discussion of these transactions.

In July 2008, our Board of Directors (the Board) approved an increase in the open-market share purchase program for up to 30 million shares. During third-quarter 2008, we purchased 6.3 million shares of our common stock for $500 million ($79.15 per share average) under this program; however, because of financial market turmoil and the declines in copper and molybdenum prices, in September 2008, we suspended purchases of our common stock under the program. There are 23.7 million shares remaining under this program, and the timing of future purchases of our common stock is dependent on many factors, including our operating results; cash flows and financial position; copper, gold and molybdenum prices; the price of our common shares; and general economic and market conditions.

At December 31, 2009, we had 430 million common shares outstanding; assuming conversion of our 6¾% Mandatory Convertible Preferred Stock, which automatically converts on May 1, 2010, we would have between 469 and 477 million common shares outstanding, depending on the applicable average market price of our common stock (refer to Note 12 for further discussion).

Total debt approximated $6.3 billion at December 31, 2009, $7.4 billion at December 31, 2008, and $7.2 billion at December 31, 2007.

We have revolving credit facilities available through March 2012, which are composed of (i) a $1.0 billion revolving credit facility available to FCX and (ii) a $0.5 billion revolving credit facility available to both FCX and PT Freeport Indonesia. Interest on the revolving credit facilities accrues at the London Interbank Offered Rate (LIBOR) plus 1.00 percent, subject to an increase or decrease in the interest rate margin based on the credit ratings assigned by Standard & Poor’s Rating Services and Moody’s Investor Services. At December 31, 2009, we had no borrowings and $39 million of letters of credit issued under the facilities, resulting in availability of approximately $1.5 billion ($961 million of which could be used for additional letters of credit). The revolving credit facilities contain restrictions on the amount available for dividend payments, purchases of our common stock and certain debt prepayments (refer to Note 10 for further discussion). However, these restrictions do not apply as long as availability under the revolvers plus domestic cash exceeds $750 million. At December 31, 2009, we had availability under the revolvers plus available domestic cash (as defined by the revolving credit facility) totaling approximately $3.4 billion.

In addition, the indenture governing our senior notes used to finance the Phelps Dodge acquisition contains restrictions on incurring debt, making restricted payments and selling assets (refer to Note 10 for further discussion). In April 2008, Standard & Poor’s Rating Services and Fitch Ratings raised our corporate credit rating and the ratings on our unsecured debt to BBB- (investment grade). As a result of the upgrade of our unsecured debt to investment grade, these covenants are currently suspended. However, to the extent the rating is downgraded below investment grade, the covenants would again become effective.

During 2009, we repaid $1.0 billion in debt, including $727 million of senior debt at a cost of $768 million, consisting of the August 2009 redemption of 6⅞% Senior Notes and the open market purchases of our 8.25% Senior Notes, our 8.375% Senior Notes and our 8¾% Senior Notes (refer to Note 10 for further discussion of these transactions). These transactions will result in annual interest cost savings of approximately $56 million. Losses on early extinguishment of debt totaled $48 million ($43 million to net income attributable to FCX common stockholders or $0.09 per share) for 2009.

From January 1, 2010, through February 25, 2010, we repaid an additional $269 million of our 8.25% Senior Notes and our 8.375% Senior Notes through open-market purchases at a cost of $293 million. Losses on early extinguishment of debt are expected to total $27 million in first-quarter 2010 for these 2010 transactions.

In February 2008, we purchased, in an open market transaction, $33 million of our 9½% Senior Notes for $46 million.

As shown in the summary table below, we have no significant debt maturities in the near term; however, we may consider additional opportunities to prepay debt in advance of scheduled maturities or redeem our currently redeemable Senior Floating Rate Notes (in millions).

	2010	2011	2012	2013	2014	Thereafter
Senior notes	$–	$89	$–	$–	$–	$6,064
Equipment loans and other	16	4	14	1	1	157
	$16	$93	$14	$1	$1	$6,221

March 2007 Acquisition of Phelps Dodge. In connection with financing the acquisition of Phelps Dodge, we used $2.5 billion of available cash (including acquired cash) and funded the remainder with term loan borrowings totaling $10.0 billion under a new $11.5 billion senior credit facility and from the offering of $6.0 billion in senior notes (which generated net proceeds of $5.9 billion). Following the close of the acquisition of Phelps Dodge and in accordance with our plan to reduce debt, during 2007, we fully repaid the $10.0 billion in term loans (including incremental borrowings and payments of approximately $2.5 billion) using a combination of equity proceeds and internally generated cash flows. The equity transactions included the sale of 47.15 million shares of common stock at $61.25 per share for net proceeds of $2.8 billion and 28.75 million shares of 6¾% Mandatory Convertible Preferred Stock for net proceeds of $2.8 billion. In addition to repaying the term loans, we had net repayments of other debt totaling $325 million in 2007.

Cash Dividends. The declaration and payment of dividends is at the discretion of the Board. The amount of our cash dividend on our common stock is dependent upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. In December 2007, the Board increased the annual cash dividend on our common stock from $1.25 per share to $1.75 per share, and again in July 2008 to $2.00 per share. Because of the deterioration in copper and molybdenum prices and in general economic conditions, in December 2008, the Board suspended the cash dividend on our common stock; accordingly, there were no common stock dividends paid in 2009, compared with $693 million ($1.8125 per share) in 2008 and $421 million ($1.25 per share) in 2007. In October 2009, the Board reinstated an annual cash dividend on our common stock of $0.60 per share. On December 30, 2009, FCX declared a quarterly dividend of $0.15 per share, which was paid on February 1, 2010, to common shareholders of record at the close of business on January 15, 2010. The Board will continue to review our financial policy on an ongoing basis.

Preferred stock dividends paid totaled $229 million in 2009, $255 million in 2008 and $175 million in 2007 representing dividends on our 5½% Convertible Perpetual Preferred Stock and 6¾% Mandatory Convertible Preferred Stock (refer to Note 12 for further discussion). On December 30, 2009, FCX declared a regular quarterly dividend of $1.6785 per share on our 6¾% Mandatory Convertible Preferred Stock, which was paid on February 1, 2010, to shareholders of record at the close of business on January 15, 2010. On May 1, 2010, our 6¾% Mandatory Convertible Preferred Stock will automatically convert into between 39 million and 47 million shares of FCX common stock, depending on the applicable average market price of our common stock (refer to Note 12 for further discussion).

Cash dividends and distributions paid to noncontrolling interests totaled $535 million in 2009, $730 million in 2008 and $967 million in 2007, reflecting dividends and distributions paid to the noncontrolling interest owners of PT Freeport Indonesia and our South America copper mines.

OTHER CONTRACTUAL OBLIGATIONS

In addition to debt maturities, we have other contractual obligations, which we expect to fund with projected operating cash flows, availability under our revolving credit facilities or future financing transactions, if necessary. A summary of these various obligations at December 31, 2009, follows (in millions):

			2011 to	2013 to
	Total	2010	2012	2014	Thereafter
Scheduled interest payment obligationsa	$3,669	$471	$931	$927	$1,340
Reclamation and environmental obligationsb	4,849	206	312	249	4,082
Take-or-pay contractsc	2,447	1,390	675	242	140
Operating lease obligations	198	27	47	25	99
Atlantic Copper obligation to insurance companyd	72	10	20	20	22
PT Freeport Indonesia mine closure and reclamation funde	18	1	1	1	15
Total contractual cash obligationsf	$11,253	$2,105	$1,986	$1,464	$5,698

a.	Scheduled interest payment obligations were calculated using stated coupon rates for fixed-rate debt and interest rates applicable at December 31, 2009, for variable-rate debt.

b.
Represents estimated cash payments, on an undiscounted and unescalated basis, associated with reclamation and environmental activities. The timing and the amount of these payments could change as a result of changes in regulatory requirements, changes in scope and costs of reclamation activities and as actual spending occurs. Refer to Note 14 for additional discussion of environmental and reclamation matters.

c.
Represents contractual obligations for purchases of goods or services that are defined by us as agreements that are enforceable and legally binding and that specify all significant terms. Take-or-pay contracts primarily comprise the procurement of copper concentrates and cathodes ($1.9 billion), transportation ($227 million) and oxygen ($178 million). Some of our take-or-pay contracts are settled based on the prevailing market rate for the service or commodity purchased, and in some cases, the amount of the actual obligation may change over time because of market conditions. Obligations for copper concentrates and cathodes provide for deliveries of specified volumes, at market-based prices, primarily to Atlantic Copper and the North America copper mines. Transportation obligations are primarily for South

America contracted ocean freight rates and for North America natural gas transportation. Oxygen obligations provide for deliveries of specified volumes, at fixed prices, primarily to Atlantic Copper.

d.
In August 2002, Atlantic Copper complied with Spanish legislation by agreeing to fund 7.2 million euros annually for 15 years to an approved insurance company for an estimated 72 million euro contractual obligation to supplement amounts paid to certain retired employees. Atlantic Copper had $58 million recorded for this obligation at December 31, 2009.

e.
Represents PT Freeport Indonesia’s commitments to contribute amounts to a cash fund designed to accumulate at least $100 million, including interest, by the end of our Indonesian mining activities to pay for mine closure and reclamation.

f.
This table excludes certain other obligations in our consolidated balance sheets, including estimated funding for pension obligations as the funding may vary from year-to-year based on changes in the fair value of plan assets and actuarial assumptions and accrued liabilities totaling $157 million that relate to unrecognized tax benefits where the timing of settlement is not determinable. This table also excludes purchase orders for the purchase of inventory and other goods and services, as purchase orders typically represent authorizations to purchase rather than binding agreements.

In addition to our debt maturities and other contractual obligations, we have other commitments, which we expect to fund with projected operating cash flows, available credit facilities or future financing transactions, if necessary. These include (i) PT Freeport Indonesia’s commitment to provide one percent of its annual revenue for the development of the local people in its area of operations through the Freeport Partnership Fund for Community Development, (ii) Cerro Verde’s local mining fund contributions equal to 3.75 percent of after-tax profits, (iii) Tenke Fungurume’s commitment to provide 0.3 percent of its annual revenue for the development of the local people in its area of operations and (iv) other commercial commitments, including standby letters of credit, surety bonds and guarantees (refer to Notes 14 and 15 for further discussion).

ENVIRONMENTAL AND RECLAMATION MATTERS

Environmental
The cost of complying with environmental laws is a fundamental and substantial cost of our business. We had $1.5 billion at December 31, 2009, and $1.4 billion at December 31, 2008, recorded in our consolidated balance sheets for environmental obligations attributed to CERCLA or analogous state programs and for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facilities. Refer to Note 14 for further information about environmental regulation, including significant environmental matters.

During 2009, we incurred environmental capital expenditures and other environmental costs (including our joint venture partners’ shares) of $289 million for programs to comply with applicable environmental laws and regulations that affect our operations, compared to $377 million in 2008 and $280 million in 2007 (which included $188 million incurred from March 20, 2007, through December 31, 2007, related to the acquired Phelps Dodge operations). The decrease in environmental capital spending for 2009, compared with 2008, primarily related to completion of large projects in 2008, combined with reduced discretionary spending and extended project timelines. The increase in environmental capital spending for 2008, compared with 2007, primarily related to a full twelve months of Phelps Dodge expenditures in 2008, combined with increased expenditures for accelerated remediation efforts. For 2010, we expect to incur approximately $400 million of aggregate environmental capital expenditures and other environmental costs, which are part of our overall 2010 operating budget. Projected environmental capital expenditures and other environmental costs for 2010 include a $40 million payment for settlement of litigation associated with Pinal Creek (refer to Note 14) made in 2010 and increases in discretionary project spending carried over from 2009.

Asset Retirement Obligations
We recognize AROs as liabilities when incurred, with the initial measurement at fair value. These liabilities, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to income. Reclamation costs for future disturbances are recorded as an ARO in the period of disturbance. Our cost estimates are reflected on a third-party cost basis and comply with our legal obligation to retire tangible, long-lived assets. We had recorded AROs totaling $731 million at December 31, 2009, and $712 million at December 31, 2008, in current and long-term liabilities on the consolidated balance sheets. Spending on AROs totaled $28 million in 2009, $91 million in 2008 and $40 million in 2007. The decrease in ARO spending for 2009, compared with 2008, primarily related to extended project timelines which resulted in reduced required expenditures for 2009. The increase in ARO spending for 2008, compared with 2007, primarily related to a full twelve months of Phelps Dodge expenditures in 2008, combined with increased spending for large projects in 2008. For 2010, we expect to incur approximately $38 million for aggregate ARO payments. Refer to Note 14 for further discussion of reclamation and closure costs.

DISCLOSURES ABOUT MARKET RISKS

Commodity Price Risk
Our consolidated revenues include the sale of copper concentrates, copper cathodes, copper rod, molybdenum, gold and other metals by our North and South America copper mines, the sale of copper concentrates (which also contain significant quantities of gold and silver) by our Indonesia mining operation, the sale of copper cathodes and cobalt hydroxide by our Africa mining operations, the sale of molybdenum in various forms by our Molybdenum operations, and the sale of copper cathodes, copper anodes and gold in anodes and slimes by Atlantic Copper. Consolidated revenues, operating cash flows and net income vary significantly with fluctuations in the market prices of copper, gold and molybdenum, sales volumes and other factors. Based on projected 2010 consolidated sales volumes and assuming average prices of $3.25 per pound of copper, $1,100 per ounce of gold and $12 per pound of molybdenum for the year, our consolidated operating cash flows for 2010 would approximate $5.3 billion, net of an estimated $0.4 billion of working capital requirements. Operating cash flows would be impacted by approximately $260 million for each $0.10 per pound change in copper prices, $50 million for each $50 per ounce change in gold prices and $45 million for each $1 per pound change in molybdenum prices.

For 2009, more than half of our mined copper was sold in concentrate, approximately 25 percent as cathodes and approximately 21 percent as rod (principally from our North America operations). Substantially all concentrate and cathode sales contracts provide final copper pricing in a specified future period (generally one to four months from the shipment date) based primarily on quoted LME prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisional priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until the date of final pricing. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior years; in times of falling copper prices, the opposite occurs.

At December 31, 2008, we had provisionally priced copper sales totaling 508 million pounds at our copper mining operations (net of intercompany sales and noncontrolling interests) recorded at an average of $1.39 per pound. Consolidated revenues for 2009 include net additions for adjustments related to these prior year copper sales of $132 million ($61 million to net income attributable to FCX common stockholders or $0.13 per share), compared with an increase of $268 million ($114 million to net loss attributable to FCX common stockholders or $0.30 per share) in 2008 and a decrease of $42 million ($18 million to net income attributable to FCX common stockholders or $0.05 per share) in 2007.

At December 31, 2009, we had provisionally priced copper sales totaling 378 million pounds of copper at our copper mining operations (net of intercompany sales and noncontrolling interests) recorded at an average price of $3.34 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the December 31, 2009, provisional price recorded would have a net impact on our 2010 consolidated revenues of approximately $25 million ($12 million to net income attributable to FCX common stockholders). The LME spot copper price closed at $3.11 per pound on January 29, 2010.

On limited past occasions, in response to market conditions, we have entered into copper and gold price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. We do not currently intend to enter into similar hedging programs in the future.

Foreign Currency Exchange Risk
The functional currency for most of our operations is the U.S. dollar. All of our revenues and a significant portion of our costs are denominated in U.S. dollars; however, some costs and certain assets and liability accounts are denominated in local currencies, including the Indonesian rupiah, Australian dollar, Chilean peso, Peruvian nuevo sol and euro. Generally, our results are positively affected when the U.S. dollar strengthens in relation to those foreign currencies and adversely affected when the U.S. dollar weakens in relation to those foreign currencies. Following is a summary of estimated annual payments and the impact of changes in foreign currency rates on our annual operating costs:

						10% Change in
	Exchange Rate per $1					Exchange Rate
	at December 31,			Estimated Annual Payments		(in millions)b
	2009	2008	2007	(in local currency)	(in millions)a	Increase	Decrease
Indonesia
Rupiah	9,420	10,850	9,390	2.5 trillion	$265	$(24)	$30
Australian dollar	1.12	1.43	1.14	200 million	$178	$(16)	$20

South America
Chilean peso	506	648	498	250 billion	$494	$(45)	$55
Peruvian nuevo sol	2.89	3.17	3.05	250 million	$87	$(8)	$10

Atlantic Copper
Euro	0.69	0.72	0.68	120 million	$173	$(16)	$19

a.	Based on December 31, 2009, exchange rates.

b.	Reflects the estimated impact on annual operating costs assuming a 10 percent increase or decrease in the exchange rate reported at December 31, 2009.

Interest Rate Risk
At December 31, 2009, we had total debt of $6.3 billion, of which approximately 19 percent was variable-rate debt with interest rates based on LIBOR or the Euro Interbank Offered Rate (EURIBOR). The table below presents average interest rates for our scheduled maturities of principal for our outstanding debt and the related fair values at December 31, 2009 (in millions, except percentages):

	2010	2011	2012	2013	2014	Thereafter	Fair Value
Fixed-rate debt	$–	$89	$1	$1	$1	$5,066	$5,552
Average interest rate	–	8.7%	5.8%	5.7%	5.7%	8.3%	8.3%

Variable-rate debt	$16	$4	$13	$–	$–	$1,155	$1,183
Average interest rate	1.4%	2.1%	1.0%	–	–	4.3%	4.2%

NEW ACCOUNTING STANDARDS

We do not expect the impact of recently issued accounting standards to have a significant impact on our future financial statements and disclosures.

OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 15 for information on off-balance sheet arrangements.

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

In both the by-product and the co-product method calculations, we show adjustments to copper revenues for prior period open sales as separate line items. Because the copper pricing adjustments do not result from current period sales, we have reflected these separately from revenues on current period sales. Noncash and nonrecurring costs consist of items such as LCM inventory adjustments, stock-based compensation costs, write-offs of equipment or unusual charges. They are removed from site production and delivery costs in the calculation of unit net cash costs. Gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. Presentations under both the by-product and co-product methods are shown below together with reconciliations to amounts reported in our consolidated financial statements.

North America Copper Mines Product Revenues and Production Costs

Year Ended December 31, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper		Molybdenuma	Otherb	Total
Revenues, excluding adjustments shown below	$2,823	$2,823		$274	$45	$3,142

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,483	1,364		142	22	1,528
By-product creditsa	(274)	–		–	–	–
Treatment charges	102	100		–	2	102
Net cash costs	1,311	1,464		142	24	1,630
Depreciation, depletion and amortization	264	251		10	3	264
Noncash and nonrecurring costs, net	129	127		2	–	129
Total costs	1,704	1,842		154	27	2,023
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	92	92		–	–	92
Idle facility and other non-inventoriable costs	(100)	(100)		–	–	(100)
Gross profit	$1,111	$973		$120	$18	$1,111

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$3,142	$1,528		$264
Net noncash and nonrecurring costs per above	N/A	129		N/A
Treatment charges per above	N/A	102		N/A
Revenue adjustments, primarily for pricing on prior
period open sales and hedging per above	92	N/A		N/A
Eliminations and other	1	152		16
North America copper mines	3,235	1,911		280
South America copper mines	3,839	1,563		275
Indonesia mining	5,908	1,505		275
Africa mining	389	315		66
Molybdenum	847	660	c	49
Rod & Refining	3,356	3,336		8
Atlantic Copper Smelting & Refining	1,892	1,895		36
Corporate, other & eliminations	(4,426)	(4,150)		25
As reported in FCX’s consolidated financial statements	$15,040	$7,035	c	$1,014

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

c.	Includes LCM molybdenum inventory adjustments of $19 million.

North America Copper Mines Product Revenues and Production Costs (continued)

Year Ended December 31, 2008
By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenuma	Otherb	Total
Revenues, excluding adjustments shown below	$4,382	$4,382	$892	$72	$5,346

Site production and delivery, before net noncash
and nonrecurring costs shown below	2,681	2,326	374	35	2,735
By-product creditsa	(910)	–	–	–	–
Treatment charges	134	130	–	4	134
Net cash costs	1,905	2,456	374	39	2,869
Depreciation, depletion and amortization	753	664	83	6	753
Noncash and nonrecurring costs, net	743	c	701	39	3	743
Total costs	3,401	3,821	496	48	4,365
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	(71)	(71)	–	–	(71)
Idle facility and other non-inventoriable costs	(85)	(83)	(2)	–	(85)
Gross profit	$825	$407	$394	$24	$825

Reconciliation to Amounts Reported
(In millions)	Depreciation,
Production	Depletion and
Revenues	and Delivery	Amortization
Totals presented above	$5,346	$2,735	$753
Net noncash and nonrecurring costs per above	N/A	743	c	N/A
Treatment charges per above	N/A	134	N/A
Revenue adjustments, primarily for pricing on prior
period open sales and hedging per above	(71)	N/A	N/A
Eliminations and other	(10)	96	17
North America copper mines	5,265	3,708	770
South America copper mines	4,166	1,854	511
Indonesia mining	3,412	1,792	222
Africa mining	–	16	6
Molybdenum	2,488	1,629	192
Rod & Refining	5,557	5,527	8
Atlantic Copper Smelting & Refining	2,341	2,276	35
Corporate, other & eliminations	(5,433)	(5,604)	38
As reported in FCX’s consolidated financial statements	$17,796	$11,198	d	$1,782

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

c.	Includes charges totaling $661 million for LCM inventory adjustments.

d.	Includes LCM inventory adjustments of $782 million.

North America Copper Mines Product Revenues and Production Costs (continued)

March 20, 2007, through December 31, 2007a
	By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenumb	Otherc	Total
Revenues, excluding adjustments shown below	$3,526	$3,526	$717	$47	$4,290

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,516	1,296	253	18	1,567
By-product creditsb	(713)	–	–	–	–
Treatment charges	100	98	–	2	100
Net cash costs	903	1,394	253	20	1,667
Depreciation, depletion and amortization	487	418	67	2	487
Noncash and nonrecurring costs, net	361	341	4	16	361
Total costs	1,751	2,153	324	38	2,515
Revenue adjustments, primarily for pricing on prior
period open sales and hedging	(203)	(203)	–	–	(203)
Idle facility and other non-inventoriable costs	(56)	(55)	(1)	–	(56)
Gross profit	$1,516	$1,115	$392	$9	$1,516

Reconciliation to Amounts Reported for the Year Ended December 31, 2007
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$4,290	$1,567	$487
Net noncash and nonrecurring costs per above	N/A	361	N/A
Treatment charges per above	N/A	100	N/A
Revenue adjustments, primarily for pricing on prior
period open sales and hedging per above	(203)	N/A	N/A
Eliminations and other	6	138	12
North America copper mines	4,093	2,166	499
South America copper mines	3,879	1,277	378
Indonesia mining	4,808	1,388	199
Africa mining	–	10	2
Molybdenum	1,746	1,287	94
Rod & Refining	5,140	5,119	7
Atlantic Copper Smelting & Refining	2,388	2,329	36
Corporate, other & eliminations	(5,115)	(5,049)	31
As reported in FCX’s consolidated financial statements	$16,939	$8,527	$1,246

a.	Reflects the results of the North America copper mines under FCX management.

b.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

c.	Includes gold and silver product revenues and production costs.

South America Copper Mines Product Revenues and Production Costs

Year Ended December 31, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper		Other a	Total
Revenues, excluding adjustments shown below	$3,768	$3,768		$167	$3,935

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,512	1,429		91	1,520
By-product credits	(159)	–		–	–
Treatment charges	206	206		–	206
Net cash costs	1,559	1,635		91	1,726
Depreciation, depletion and amortization	275	267		8	275
Noncash and nonrecurring costs, net	28	28		–	28
Total costs	1,862	1,930		99	2,029
Revenue adjustments, primarily for pricing on prior
period open sales	109	109		–	109
Other non-inventoriable costs	(31)	(26)		(5)	(31)
Gross profit	$1,984	$1,921		$63	$1,984

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$3,935	$1,520		$275
Net noncash and nonrecurring costs per above	N/A	28		N/A
Less: Treatment charges per above	(206)	N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	109	N/A		N/A
Eliminations and other	1	15		–
South America copper mines	3,839	1,563		275
North America copper mines	3,235	1,911		280
Indonesia mining	5,908	1,505		275
Africa mining	389	315		66
Molybdenum	847	660	b	49
Rod & Refining	3,356	3,336		8
Atlantic Copper Smelting & Refining	1,892	1,895		36
Corporate, other & eliminations	(4,426)	(4,150)		25
As reported in FCX’s consolidated financial statements	$15,040	$7,035	b	$1,014

a.	Includes gold, silver and molybdenum product revenues and production costs.

b.	Includes LCM molybdenum inventory adjustments of $19 million.

South America Copper Mines Product Revenues and Production Costs (continued)

Year Ended December 31, 2008
	By-Product		Co-Product Method
(In millions)	Method		Copper		Other a	Total
Revenues, excluding adjustments shown below	$3,910		$3,910		$216	$4,126

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,711		1,631		102	1,733
By-product credits	(194)		–		–	–
Treatment charges	211		211		–	211
Net cash costs	1,728		1,842		102	1,944
Depreciation, depletion and amortization	508		483		25	508
Noncash and nonrecurring costs, net	103	b	100		3	103
Total costs	2,339		2,425		130	2,555
Revenue adjustments, primarily for pricing on prior
period open sales	230		230		–	230
Other non-inventoriable costs	(37)		(34)		(3)	(37)
Gross profit	$1,764		$1,681		$83	$1,764

Reconciliation to Amounts Reported
(In millions)					Depreciation,
			Production		Depletion and
	Revenues		and Delivery		Amortization
Totals presented above	$4,126		$1,733		$508
Net noncash and nonrecurring costs per above	N/A		103	b	N/A
Less: Treatment charges per above	(211)		N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	230		N/A		N/A
Eliminations and other	21		18		3
South America copper mines	4,166		1,854		511
North America copper mines	5,265		3,708		770
Indonesia mining	3,412		1,792		222
Africa mining	–		16		6
Molybdenum	2,488		1,629		192
Rod & Refining	5,557		5,527		8
Atlantic Copper Smelting & Refining	2,341		2,276		35
Corporate, other & eliminations	(5,433)		(5,604)		38
As reported in FCX’s consolidated financial statements	$17,796		$11,198	c	$1,782

a.	Includes gold, silver and molybdenum product revenues and production costs.

b.	Includes charges totaling $10 million for LCM inventory adjustments.

c.	Includes LCM inventory adjustments of $782 million.

South America Copper Mines Product Revenues and Production Costs (continued)

March 20, 2007, through December 31, 2007a
	By-Product	Co-Product Method
(In millions)	Method	Copper	Other b	Total
Revenues, excluding adjustments shown below	$3,882	$3,882	$123	$4,005

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,078	1,040	52	1,092
By-product credits	(109)	–	–	–
Treatment charges	240	239	1	240
Net cash costs	1,209	1,279	53	1,332
Depreciation, depletion and amortization	377	364	13	377
Noncash and nonrecurring costs, net	171	170	1	171
Total costs	1,757	1,813	67	1,880
Revenue adjustments, primarily for pricing on prior
period open sales	75	75	–	75
Other non-inventoriable costs	(28)	(27)	(1)	(28)
Gross profit	$2,172	$2,117	$55	$2,172

Reconciliation to Amounts Reported for the Year Ended December 31, 2007
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$4,005	$1,092	$377
Net noncash and nonrecurring costs per above	N/A	171	N/A
Less: Treatment charges per above	(240)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	75	N/A	N/A
Eliminations and other	39	14	1
South America copper mines	3,879	1,277	378
North America copper mines	4,093	2,166	499
Indonesia mining	4,808	1,388	199
Africa mining	–	10	2
Molybdenum	1,746	1,287	94
Rod & Refining	5,140	5,119	7
Atlantic Copper Smelting & Refining	2,388	2,329	36
Corporate, other & eliminations	(5,115)	(5,049)	31
As reported in FCX’s consolidated financial statements	$16,939	$8,527	$1,246

a.	Reflects the results of the South America copper mines under FCX management.

b.	Includes gold, silver and molybdenum product revenues and production costs.

Indonesia Mining Product Revenues and Production Costs

Year Ended December 31, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper		Gold	Silver	Total
Revenues, after adjustments shown below	$3,708	$3,708		$2,532	$74	$6,314

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,468	862		589	17	1,468
Gold and silver credits	(2,606)	–		–	–	–
Treatment charges	312	183		125	4	312
Royalty on metals	147	86		59	2	147
Net cash costs	(679)	1,131		773	23	1,927
Depreciation and amortization	275	162		110	3	275
Noncash and nonrecurring costs, net	37	22		15	–	37
Total costs	(367)	1,315		898	26	2,239
Revenue adjustments, primarily for pricing on prior
period open sales	53	53		–	–	53
PT Smelting intercompany profit	(54)	(32)		(21)	(1)	(54)
Gross profit	$4,074	$2,414		$1,613	$47	$4,074

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$6,314	$1,468		$275
Net noncash and nonrecurring costs per above	N/A	37		N/A
Less: Treatment charges per above	(312)	N/A		N/A
Less: Royalty per above	(147)	N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	53	N/A		N/A
Indonesia mining	5,908	1,505		275
North America copper mines	3,235	1,911		280
South America copper mines	3,839	1,563		275
Africa mining	389	315		66
Molybdenum	847	660	a	49
Rod & Refining	3,356	3,336		8
Atlantic Copper Smelting & Refining	1,892	1,895		36
Corporate, other & eliminations	(4,426)	(4,150)		25
As reported in FCX’s consolidated financial statements	$15,040	$7,035	a	$1,014

a.	Includes LCM molybdenum inventory adjustments of $19 million.

Indonesia Mining Product Revenues and Production Costs (continued)

Year Ended December 31, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper		Gold	Silver	Total
Revenues, after adjustments shown below	$2,628	$2,628		$1,025	$50	$3,703

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,762	1,252		487	23	1,762
Gold and silver credits	(1,075)	–		–	–	–
Treatment charges	268	190		74	4	268
Royalty on metals	113	80		31	2	113
Net cash costs	1,068	1,522		592	29	2,143
Depreciation and amortization	222	158		61	3	222
Noncash and nonrecurring costs, net	30	22		8	–	30
Total costs	1,320	1,702		661	32	2,395
Revenue adjustments, primarily for pricing on prior
period open sales	90	90		–	–	90
PT Smelting intercompany profit	17	12		5	–	17
Gross profit	$1,415	$1,028		$369	$18	$1,415

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$3,703	$1,762		$222
Net noncash and nonrecurring costs per above	N/A	30		N/A
Less: Treatment charges per above	(268)	N/A		N/A
Less: Royalty per above	(113)	N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	90	N/A		N/A
Indonesia mining	3,412	1,792		222
North America copper mines	5,265	3,708		770
South America copper mines	4,166	1,854		511
Africa mining	–	16		6
Molybdenum	2,488	1,629		192
Rod & Refining	5,557	5,527		8
Atlantic Copper Smelting & Refining	2,341	2,276		35
Corporate, other & eliminations	(5,433)	(5,604)		38
As reported in FCX’s consolidated financial statements	$17,796	$11,198	a	$1,782

a.	Includes LCM inventory adjustments of $782 million.

Indonesia Mining Product Revenues and Production Costs (continued)

Year Ended December 31, 2007
	By-Product	Co-Product Method
(In millions)	Method	Copper	Gold	Silver	Total
Revenues, after adjustments shown below	$3,777	$3,777	$1,490	$48	$5,315

Site production and delivery, before net noncash
and nonrecurring costs shown below	1,342	954	376	12	1,342
Gold and silver credits	(1,538)	–	–	–	–
Treatment charges	385	274	108	3	385
Royalty on metals	133	94	38	1	133
Net cash costs	322	1,322	522	16	1,860
Depreciation and amortization	199	141	56	2	199
Noncash and nonrecurring costs, net	46	33	12	1	46
Total costs	567	1,496	590	19	2,105
Revenue adjustments, primarily for pricing on prior
period open sales	11	11	–	–	11
PT Smelting intercompany profit	13	10	3	–	13
Gross profit	$3,234	$2,302	$903	$29	$3,234

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$5,315	$1,342	$199
Net noncash and nonrecurring costs per above	N/A	46	N/A
Less: Treatment charges per above	(385)	N/A	N/A
Less: Royalty per above	(133)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	11	N/A	N/A
Indonesia mining	4,808	1,388	199
North America copper mines	4,093	2,166	499
South America copper mines	3,879	1,277	378
Africa mining	–	10	2
Molybdenum	1,746	1,287	94
Rod & Refining	5,140	5,119	7
Atlantic Copper Smelting & Refining	2,388	2,329	36
Corporate, other & eliminations	(5,115)	(5,049)	31
As reported in FCX’s consolidated financial statements	$16,939	$8,527	$1,246

Henderson Molybdenum Mine Product Revenues and Production Costs

	Years Ended December 31,
(In millions)	2009	2008		2007 a
Revenues	$317	$1,182		$853

Site production and delivery, before net noncash
and nonrecurring costs shown below	148	216		137
Net cash costs	148	216		137
Depreciation, depletion and amortization	26	172		80
Noncash and nonrecurring costs, net	1	7	b	2
Total costs	175	395		219
Gross profitc	$142	$787		$634

Reconciliation to Amounts Reported		Production		Depreciation,
(In millions)		and		Depletion and
	Revenues	Delivery		Amortization
Year Ended December 31, 2009
Totals presented above	$317	$148		$26
Net noncash and nonrecurring costs per above	N/A	1		N/A
Henderson mine	317	149		26
Other molybdenum operations and eliminationsd	530	511	e	23
Molybdenum	847	660		49
North America copper mines	3,235	1,911		280
South America copper mines	3,839	1,563		275
Indonesia mining	5,908	1,505		275
Africa mining	389	315		66
Rod & Refining	3,356	3,336		8
Atlantic Copper Smelting & Refining	1,892	1,895		36
Corporate, other & eliminations	(4,426)	(4,150)		25
As reported in FCX’s consolidated financial statements	$15,040	$7,035	e	$1,014

Year Ended December 31, 2008
Totals presented above	$1,182	$216		$172
Net noncash and nonrecurring costs per above	N/A	7	b	N/A
Henderson mine	1,182	223		172
Other molybdenum operations and eliminationsd	1,306	1,406	e	20
Molybdenum	2,488	1,629		192
North America copper mines	5,265	3,708		770
South America copper mines	4,166	1,854		511
Indonesia mining	3,412	1,792		222
Africa mining	–	16		6
Rod & Refining	5,557	5,527		8
Atlantic Copper Smelting & Refining	2,341	2,276		35
Corporate, other & eliminations	(5,433)	(5,604)		38
As reported in FCX’s consolidated financial statements	$17,796	$11,198	f	$1,782

Year Ended December 31, 2007
Totals presented above	$853	$137		$80
Net noncash and nonrecurring costs per above	N/A	2		N/A
Henderson mine	853	139		80
Other molybdenum operations and eliminationsd	893	1,148		14
Molybdenum	1,746	1,287		94
North America copper mines	4,093	2,166		499
South America copper mines	3,879	1,277		378
Indonesia mining	4,808	1,388		199
Africa mining	–	10		2
Rod & Refining	5,140	5,119		7
Atlantic Copper Smelting & Refining	2,388	2,329		36
Corporate, other & eliminations	(5,115)	(5,049)		31
As reported in FCX’s consolidated financial statements	$16,939	$8,527		$1,246

a.	Reflects the period from March 20, 2007, through December 31, 2007, which represents the results of the Henderson molybdenum mine under FCX management.

b.	Includes charges totaling $1 million for LCM inventory adjustments.

c.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum segment includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

d.	Primarily includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced as a by-product at our North and South America copper mines.

e.	Includes LCM molybdenum inventory adjustments of $19 million in 2009 and $100 million in 2008.

f.	Includes LCM inventory adjustments of $782 million.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our performance in the future. Forward-looking statements are all statements other than historical facts, such as statements regarding projected ore grades and milling rates, production and sales volumes, unit net cash costs, operating cash flows, capital expenditures, mine production and development plans, availability of power, water, labor and equipment, anticipated environmental reclamation and closure costs and plans, environmental liabilities, the impact of copper, gold, molybdenum and cobalt price changes, reserve estimates, the impact of deferred intercompany profits on earnings, liquidity, other financial commitments and tax rates, potential prepayments of debt and future dividend payments.

Our discussion and analysis also includes forward-looking statements regarding mineralized material not included in reserves. The mineralized material described in our discussion and analysis will not qualify as reserves until comprehensive engineering studies establish their economic feasibility. Accordingly, no assurance can be given that the estimated mineralized material not included in reserves will become proven and probable reserves.

Accuracy of the forward-looking statements depends on assumptions about events that change over time and is thus susceptible to periodic change based on actual experience and new developments. We caution readers that we assume no obligation to update the forward-looking statements in this discussion and analysis and we do not intend to update the forward-looking statements more frequently than quarterly.

Additionally, important factors that might cause future results to differ from results anticipated by forward-looking statements include mine sequencing, production rates, industry risks, commodity prices, political risks, the potential effects of violence in Indonesia, potential outcomes of the contract review process in the Democratic Republic of Congo, weather-related risks, labor relations, currency translation risks and other factors described in more detail under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have audited the accompanying consolidated balance sheets of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Freeport-McMoRan Copper & Gold Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests with the adoption of the guidance originally issued in FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB ASC Topic 810, Consolidation) effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Freeport-McMoRan Copper & Gold Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 26, 2010

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s assessment, management concluded that, as of December 31, 2009, our Company’s internal control over financial reporting is effective based on the COSO criteria.

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
Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have audited Freeport-McMoRan Copper & Gold Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Freeport-McMoRan Copper & Gold Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Freeport-McMoRan Copper & Gold Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
February 26, 2010

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In Millions, Except Per Share Amounts)
Revenues	$15,040	$17,796	$16,939
Cost of sales:
Production and delivery	7,016	10,416	8,527
Depreciation, depletion and amortization	1,014	1,782	1,246
Lower of cost or market inventory adjustments	19	782	–
Total cost of sales	8,049	12,980	9,773
Selling, general and administrative expenses	321	269	466
Exploration and research expenses	90	292	145
Long-lived asset impairments and other charges	77	10,978	–
Goodwill impairment	–	5,987	–
Total costs and expenses	8,537	30,506	10,384
Operating income (loss)	6,503	(12,710)	6,555
Interest expense, net	(586)	(584)	(513)
Losses on early extinguishment of debt	(48)	(6)	(173)
Gains on sales of assets	–	13	85
Other (expense) income, net	(53)	(22)	157
Income (loss) from continuing operations before income taxes
and equity in affiliated companies’ net earnings	5,816	(13,309)	6,111
(Provision for) benefit from income taxes	(2,307)	2,844	(2,400)
Equity in affiliated companies’ net earnings	25	15	22
Income (loss) from continuing operations	3,534	(10,450)	3,733
Income from discontinued operations, net of taxes	–	–	46
Net income (loss)	3,534	(10,450)	3,779
Net income attributable to noncontrolling interests	(785)	(617)	(802)
Preferred dividends and losses on induced conversions	(222)	(274)	(208)
Net income (loss) attributable to FCX common stockholders	$2,527	$(11,341)	$2,769

Basic net income (loss) per share attributable to
FCX common stockholders:
Continuing operations	$6.10	$(29.72)	$8.02
Discontinued operations	–	–	0.10
Basic net income (loss)	$6.10	$(29.72)	$8.12

Diluted net income (loss) per share attributable to
FCX common stockholders:
Continuing operations	$5.86	$(29.72)	$7.41
Discontinued operations	–	–	0.09
Diluted net income (loss)	$5.86	$(29.72)	$7.50

Weighted-average common shares outstanding:
Basic	414	382	341
Diluted	469	382	397

Dividends declared per share of common stock	$0.15	$1.375	$1.375

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In Millions)
Cash flow from operating activities:
Net income (loss)	$3,534	$(10,450)	$3,779
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,014	1,782	1,264
Asset impairments, including goodwill	–	16,854	–
Lower of cost or market inventory adjustments	19	782	–
Stock-based compensation	102	98	144
Charges for reclamation and environmental obligations, including accretion	191	181	32
Payments of reclamation and environmental obligations	(104)	(205)	(111)
Unrealized losses on copper price protection program	–	–	175
Losses on early extinguishment of debt	48	6	173
Deferred income taxes	135	(4,653)	(288)
Gains on sales of assets	–	(13)	(85)
Increase in long-term mill and leach stockpiles	(96)	(225)	(48)
Changes in other assets and liabilities	201	89	78
Amortization of intangible assets/liabilities and other, net	123	89	(33)
(Increases) decreases in working capital, excluding amounts
acquired from Phelps Dodge Corporation:
Accounts receivable	(962)	542	428
Inventories	(159)	(478)	272
Other current assets	87	(91)	21
Accounts payable and accrued liabilities	(438)	(171)	400
Accrued income and other taxes	702	(767)	24
Net cash provided by operating activities	4,397	3,370	6,225

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(345)	(609)	(856)
South America copper mines	(164)	(323)	(123)
Indonesia	(266)	(444)	(368)
Africa	(659)	(1,058)	(266)
Other	(153)	(274)	(142)
Acquisition of Phelps Dodge, net of cash acquired	–	(1)	(13,910)
Net proceeds from the sale of Phelps Dodge International Corporation	–	–	597
Proceeds from sales of assets	25	47	260
Decrease in global reclamation and remediation trust assets	–	430	–
Other, net	(39)	(86)	(53)
Net cash used in investing activities	(1,601)	(2,318)	(14,861)

Cash flow from financing activities:
Proceeds from term loans under bank credit facility	–	–	12,450
Repayments of term loans under bank credit facility	–	–	(12,450)
Net proceeds from sales of senior notes	–	–	5,880
Net proceeds from sale of 6¾% Mandatory Convertible Preferred Stock	–	–	2,803
Net proceeds from sale of common stock	740	–	2,816
Proceeds from revolving credit facility and other debt	330	890	744
Repayments of revolving credit facility and other debt	(1,380)	(766)	(1,069)
Purchases of FCX common stock	–	(500)	–
Cash dividends and distributions paid:
Common stock	–	(693)	(421)
Preferred stock	(229)	(255)	(175)
Noncontrolling interests	(535)	(730)	(967)
Contributions from noncontrolling interests	57	201	4
Net proceeds from (payments for) stock-based awards	6	22	(14)
Excess tax benefit from stock-based awards	3	25	16
Bank credit facilities fees and other, net	(4)	–	(262)
Net cash (used in) provided by financing activities	(1,012)	(1,806)	9,355
Net increase (decrease) in cash and cash equivalents	1,784	(754)	719
Cash and cash equivalents at beginning of year	872	1,626	907
Cash and cash equivalents at end of year	$2,656	$872	$1,626

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In Millions, Except Par Values)
ASSETS
Current assets:
Cash and cash equivalents	$2,656	$872
Trade accounts receivable	1,517	374
Income tax receivables	139	611
Other accounts receivable	147	227
Inventories:
Product	1,110	1,028
Materials and supplies, net	1,093	1,124
Mill and leach stockpiles	667	611
Other current assets	104	386
Total current assets	7,433	5,233
Property, plant, equipment and development costs, net	16,195	16,002
Long-term mill and leach stockpiles	1,321	1,145
Intangible assets, net	347	364
Other assets	700	609
Total assets	$25,996	$23,353

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,038	$2,722
Accrued income taxes	474	163
Current portion of reclamation and environmental obligations	214	162
Rio Tinto share of joint venture cash flows	161	–
Dividends payable	99	44
Current portion of long-term debt and short-term borrowings	16	67
Total current liabilities	3,002	3,158
Long-term debt, less current portion	6,330	7,284
Deferred income taxes	2,503	2,339
Reclamation and environmental obligations, less current portion	1,981	1,951
Other liabilities	1,423	1,520
Total liabilities	15,239	16,252

Equity:
FCX stockholders’ equity:
5½% Convertible Perpetual Preferred Stock, 1 shares issued
and outstanding at December 31, 2008	–	832
6¾% Mandatory Convertible Preferred Stock, 29 shares issued
and outstanding	2,875	2,875
Common stock, par value $0.10, 552 shares and 505 shares
issued, respectively	55	51
Capital in excess of par value	15,680	13,989
Accumulated deficit	(5,805)	(8,267)
Accumulated other comprehensive loss	(273)	(305)
Common stock held in treasury – 122 shares and 121 shares,
at cost	(3,413)	(3,402)
Total FCX stockholders’ equity	9,119	5,773
Noncontrolling interests	1,638	1,328
Total equity	10,757	7,101
Total liabilities and equity	$25,996	$23,353

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF EQUITY

	FCX Stockholders’ Equity
									Accumu-
	Convertible		Mandatory						lated
	Perpetual		Convertible					Retained	Other	Common Stock
	Preferred Stock		Preferred Stock		Common Stock			Earnings	Compre-	Held in Treasury		Total FCX
	Number		Number		Number		Capital in	(Accumu-	hensive	Number		Stock-	Non-
	of	At Par	of	At Par	of	At Par	Excess of	lated	Income	of	At	holders’	controlling	Total
	Shares	Value	Shares	Value	Shares	Value	Par Value	Deficit)	(Loss)	Shares	Cost	Equity	Interests	Equity
	(In Millions)

Balance at January 1, 2007	1	$1,100	–	$–	310	$31	$2,668	$1,415	$(20)	113	$(2,749)	$2,445	$213	$2,658
Sale of 6¾% Mandatory Convertible
Preferred Stock	–	–	29	2,875	–	–	(72)	–	–	–	–	2,803	–	2,803
Acquisition of Phelps Dodge	–	–	–	–	137	14	7,767	–	–	–	–	7,781	1,233	9,014
Sale of common stock	–	–	–	–	47	5	2,811	–	–	–	–	2,816	–	2,816
Conversions of 7% Convertible Senior Notes	–	–	–	–	–	–	6	–	–	–	–	6	–	6
Exercised and issued stock-based awards	–	–	–	–	3	–	131	–	–	–	–	131	–	131
Stock-based compensation	–	–	–	–	–	–	86	–	–	–	–	86	–	86
Tax benefit for stock-based awards	–	–	–	–	–	–	10	–	–	–	–	10	–	10
Tender of shares for stock-based awards	–	–	–	–	–	–	–	–	–	1	(92)	(92)	–	(92)
Cumulative effect adjustment to initially
apply new accounting guidance
associated with income taxes	–	–	–	–	–	–	–	4	–	–	–	4	1	5
Purchase of additional interest in subsidiaries	–	–	–	–	–	–	–	–	–	–	–	–	(11)	(11)
Dividends on common stock	–	–	–	–	–	–	–	(587)	–	–	–	(587)	–	(587)
Dividends on preferred stock	–	–	–	–	–	–	–	(208)	–	–	–	(208)	–	(208)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	–	–	(967)	(967)
Contributions from noncontrolling interests	–	–	–	–	–	–	–	–	–	–	–	–	4	4
Sale of Phelps Dodge International
Corporation	–	–	–	–	–	–	–	–	–	–	–	–	(38)	(38)
Comprehensive income:
Net income	–	–	–	–	–	–	–	2,977	–	–	–	2,977	802	3,779
Other comprehensive income (loss),
net of taxes:
Unrealized gains on securities	–	–	–	–	–	–	–	–	2	–	–	2	–	2
Translation adjustment	–	–	–	–	–	–	–	–	(3)	–	–	(3)	1	(2)
Change in unrealized derivatives’
fair value	–	–	–	–	–	–	–	–	(3)	–	–	(3)	(1)	(4)
Reclassification to earnings	–	–	–	–	–	–	–	–	7	–	–	7	1	8
Defined benefit plans:
Net gain during period, net of
taxes of $34 million	–	–	–	–	–	–	–	–	53	–	–	53	1	54
Amortization of unrecognized amounts	–	–	–	–	–	–	–	–	6	–	–	6	–	6
Other comprehensive income	–	–	–	–	–	–	–	–	62	–	–	62	2	64
Total comprehensive income	–	–	–	–	–	–	–	–	–	–	–	3,039	804	3,843
Balance at December 31, 2007	1	$1,100	29	$2,875	497	$50	$13,407	$3,601	$42	114	$(2,841)	$18,234	$1,239	$19,473

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF EQUITY
(continued)

	FCX Stockholders’ Equity
									Accumu-
	Convertible		Mandatory						lated
	Perpetual		Convertible					Retained	Other	Common Stock
	Preferred Stock		Preferred Stock		Common Stock			Earnings	Compre-	Held in Treasury		Total FCX
	Number		Number		Number		Capital in	(Accumu-	hensive	Number		Stock-	Non-
	of	At Par	of	At Par	of	At Par	Excess of	lated	Income	of	At	holders’	controlling	Total
	Shares	Value	Shares	Value	Shares	Value	Par Value	Deficit)	(Loss)	Shares	Cost	Equity	Interests	Equity
	(In Millions)

Balance at December 31, 2007	1	$1,100	29	$2,875	497	$50	$13,407	$3,601	$42	114	$(2,841)	$18,234	$1,239	$19,473
Conversions of 5½% Convertible
Perpetual Preferred Stock	–	(268)	–	–	7	1	290	–	–	–	–	23	–	23
Exercised and issued stock-based awards	–	–	–	–	1	–	179	–	–	–	–	179	–	179
Stock-based compensation	–	–	–	–	–	–	100	–	–	–	–	100	–	100
Tax benefit for stock-based awards	–	–	–	–	–	–	13	–	–	–	–	13	–	13
Tender of shares for stock-based awards	–	–	–	–	–	–	–	–	–	1	(61)	(61)	–	(61)
Common stock purchased	–	–	–	–	–	–	–	–	–	6	(500)	(500)	–	(500)
Dividends on common stock	–	–	–	–	–	–	–	(527)	–	–	–	(527)	–	(527)
Dividends on preferred stock	–	–	–	–	–	–	–	(274)	–	–	–	(274)	–	(274)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	–	–	(730)	(730)
Contributions from noncontrolling interests	–	–	–	–	–	–	–	–	–	–	–	–	201	201
Comprehensive income (loss):
Net income (loss)	–	–	–	–	–	–	–	(11,067)	–	–	–	(11,067)	617	(10,450)
Other comprehensive income (loss),
net of taxes:
Unrealized losses on securities	–	–	–	–	–	–	–	–	(9)	–	–	(9)	–	(9)
Translation adjustment	–	–	–	–	–	–	–	–	(4)	–	–	(4)	–	(4)
Defined benefit plans:
Net gain (loss) during period, net
of taxes of $190 million	–	–	–	–	–	–	–	–	(341)	–	–	(341)	1	(340)
Amortization of unrecognized amounts	–	–	–	–	–	–	–	–	7	–	–	7	–	7
Other comprehensive income (loss)	–	–	–	–	–	–	–	–	(347)	–	–	(347)	1	(346)
Total comprehensive income (loss)	–	–	–	–	–	–	–	–	–	–	–	(11,414)	618	(10,796)
Balance at December 31, 2008	1	$832	29	$2,875	505	$51	$13,989	$(8,267)	$(305)	121	$(3,402)	$5,773	$1,328	$7,101

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF EQUITY
(continued)

	FCX Stockholders’ Equity
									Accumu-
	Convertible		Mandatory						lated
	Perpetual		Convertible					Retained	Other	Common Stock
	Preferred Stock		Preferred Stock		Common Stock			Earnings	Compre-	Held in Treasury		Total FCX
	Number		Number		Number		Capital in	(Accumu-	hensive	Number		Stock-	Non-
	of	At Par	of	At Par	of	At Par	Excess of	lated	Income	of	At	holders’	controlling	Total
	Shares	Value	Shares	Value	Shares	Value	Par Value	Deficit)	(Loss)	Shares	Cost	Equity	Interests	Equity
	(In Millions)

Balance at December 31, 2008	1	$832	29	$2,875	505	$51	$13,989	$(8,267)	$(305)	121	$(3,402)	$5,773	$1,328	$7,101
Conversions and redemptions of 5½%
Convertible Perpetual Preferred Stock	(1)	(832)	–	–	18	2	829	–	–	–	–	(1)	–	(1)
Sale of common stock	–	–	–	–	27	2	738	–	–	–	–	740	–	740
Exercised and issued stock-based awards	–	–	–	–	2	–	18	–	–	–	–	18	–	18
Stock-based compensation	–	–	–	–	–	–	100	–	–	–	–	100	–	100
Tax benefit for stock-based awards	–	–	–	–	–	–	6	–	–	–	–	6	–	6
Tender of shares for stock-based awards	–	–	–	–	–	–	–	–	–	1	(11)	(11)	–	(11)
Dividends on common stock	–	–	–	–	–	–	–	(65)	–	–	–	(65)	–	(65)
Dividends on preferred stock	–	–	–	–	–	–	–	(222)	–	–	–	(222)	–	(222)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	–	–	(535)	(535)
Contributions from noncontrolling interests	–	–	–	–	–	–	–	–	–	–	–	–	59	59
Comprehensive income:
Net income	–	–	–	–	–	–	–	2,749	–	–	–	2,749	785	3,534
Other comprehensive income,
net of taxes:
Unrealized gains on securities	–	–	–	–	–	–	–	–	3	–	–	3	–	3
Translation adjustment	–	–	–	–	–	–	–	–	3	–	–	3	–	3
Defined benefit plans:
Net gain during period, net of
taxes of $51 million	–	–	–	–	–	–	–	–	8	–	–	8	1	9
Amortization of unrecognized amounts	–	–	–	–	–	–	–	–	18	–	–	18	–	18
Other comprehensive income	–	–	–	–	–	–	–	–	32	–	–	32	1	33
Total comprehensive income	–	–	–	–	–	–	–	–	–	–	–	2,781	786	3,567
Balance at December 31, 2009	–	$–	29	$2,875	552	$55	$15,680	$(5,805)	$(273)	122	$(3,413)	$9,119	$1,638	$10,757

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.  The consolidated financial statements of Freeport-McMoRan Copper & Gold Inc. (FCX) include the accounts of those subsidiaries where FCX directly or indirectly has more than 50 percent of the voting rights and has the right to control significant management decisions. The most significant entities that FCX consolidates include its 90.64 percent-owned subsidiary PT Freeport Indonesia and its wholly owned subsidiaries, Freeport-McMoRan Corporation and Atlantic Copper, S.A. (Atlantic Copper). FCX acquired Phelps Dodge Corporation (Phelps Dodge) on March 19, 2007. FCX’s results of operations include Phelps Dodge’s results beginning March 20, 2007 (refer to Note 18 for further discussion). FCX changed Phelps Dodge’s legal name to Freeport-McMoRan Corporation (FMC) in 2008; therefore, references to FMC and Phelps Dodge in these notes represent the same entity. FCX’s unincorporated joint ventures with Rio Tinto plc (Rio Tinto) and Sumitomo Metal Mining Arizona, Inc. (Sumitomo) are reflected using the proportionate consolidation method (refer to Note 3 for further discussion). All significant intercompany transactions have been eliminated. Dollar amounts in tables are stated in millions, except per share amounts.

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

Foreign Currencies.  For foreign subsidiaries whose functional currency is the U.S. dollar, monetary assets and liabilities denominated in the local currency are translated at current exchange rates, and non-monetary assets and liabilities, such as inventories, property, plant, equipment and development costs, are translated at historical rates. Gains and losses resulting from translation of such account balances are included in operating results, as are gains and losses from foreign currency transactions.

For foreign subsidiaries whose functional currency is the local currency, assets and liabilities are translated at current exchange rates, while revenues and expenses are translated at average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive income (loss) within equity.

Cash Equivalents.  Highly liquid investments purchased with maturities of three months or less are considered cash equivalents.

Inventories.  The largest components of inventories include finished goods (primarily concentrates and cathodes) at mining operations, concentrates and work-in-process at Atlantic Copper’s smelting and refining operations, and materials and supplies inventories (refer to Note 4 for further discussion). Inventories of materials and supplies, as well as salable products, are stated at the lower of weighted-average cost or market. Costs of finished goods and work-in-process (i.e., not materials and supplies) inventories include labor and benefits, supplies, energy, depreciation, depletion, amortization, site overhead costs, and other necessary costs associated with the extraction and processing of ore, including, depending on the process, mining, haulage, milling, concentrating, smelting, leaching, solution extraction, refining, roasting and chemical processing. Corporate general and administrative costs are not included in inventory costs.

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

Expenditures for replacements and improvements are capitalized. Costs related to periodic scheduled maintenance (i.e., turnarounds) are expensed as incurred. Depreciation for mining and milling life-of-mine assets, infrastructure and other common costs is determined using the unit-of-production method based on total estimated recoverable proven and probable copper reserves (for primary copper mines) and proven and probable molybdenum reserves (for the primary molybdenum mine). Development costs and acquisition costs for proven and probable reserves that relate to a specific ore body are depreciated using the unit-of-production method based on estimated recoverable proven and probable reserves for the ore body benefited. Depreciation, depletion and amortization using the unit-of-production method is recorded upon extraction of the recoverable copper or molybdenum from the ore body, at which time it is allocated to inventory cost and then included as a component of cost of goods sold. Other assets are depreciated on a straight-line basis over estimated useful lives of up to 30 years for buildings and three to 20 years for machinery and equipment, and mobile equipment.

Included in property, plant, equipment and development costs is value beyond proven and probable reserves (VBPP) primarily resulting from FCX’s acquisition of Phelps Dodge. The concept of VBPP has been interpreted differently by different mining companies. FCX’s VBPP is attributable to (i) mineralized material, which includes measured and indicated amounts, that FCX believes could be brought into production with the establishment or modification of required permits and should market conditions and technical assessments warrant, (ii) inferred mineral resources and (iii) exploration potential, as further defined below.

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

Carrying amounts assigned to VBPP are not charged to expense until the VBPP becomes associated with additional proven and probable reserves and they are produced or the VBPP is determined to be impaired. Additions to proven and probable reserves for properties with VBPP will carry with them the value assigned to VBPP at the date acquired, less any impairment amounts.

Goodwill.  FCX recorded goodwill as a result of the acquisition of Phelps Dodge. Goodwill had an indefinite useful life and was not amortized, but rather was tested for impairment at least annually, unless events occurred or circumstances changed between annual tests that would more likely than not reduce the fair value of a related reporting unit below its carrying amount. FCX used discounted cash flow models to determine if the carrying value of the reporting unit was less than the fair value of the reporting unit. FCX’s annual impairment test in the fourth quarter of 2008 resulted in the full impairment of goodwill (refer to Note 6 for further discussion).

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

Asset Impairment.  FCX reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Long-lived assets, other than goodwill and indefinite-lived intangible assets, are evaluated for impairment under the two-step model. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Once it is determined that an impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows.

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

Deferred Mining Costs.  Stripping costs (i.e., the costs of removing overburden and waste material to access mineral deposits) incurred during the production phase of a mine are considered variable production costs and are included as a component of inventory produced during the period in which stripping costs are incurred. Major development expenditures, including stripping costs to prepare unique and identifiable areas outside the current mining area for future production that are considered to be pre-production mine development, are capitalized and amortized on the unit-of-production method based on estimated recoverable proven and probable reserves for the ore body benefited. However, where a second or subsequent pit or major expansion is considered to be a continuation of existing mining activities, stripping costs are accounted for as a current production cost and a component of the associated inventory.

Environmental Expenditures.  Environmental expenditures are expensed or capitalized, depending upon their future economic benefits. Accruals for such expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. For closed facilities and closed portions of operating facilities with environmental obligations, an environmental obligation is accrued when a decision to close a facility, or a portion of a facility, is made by management and the environmental obligation is considered to be probable. Environmental obligations attributed to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and FCX, or any of its subsidiaries, have been associated with the site. Other environmental remediation obligations are considered probable based on specific facts and circumstances. FCX’s estimates of these costs are based on an evaluation of various factors, including currently available facts, existing technology, presently enacted laws and regulations, remediation experience, whether or not FCX is a potentially responsible party (PRP) and the ability of other PRPs to pay their allocated portions. With the exception of those obligations assumed in the acquisition of Phelps Dodge that were recorded at estimated fair values (refer to Note 14 for further discussion), environmental obligations are recorded on an undiscounted basis. Where the available information is sufficient to estimate the amount of the obligation, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. Possible recoveries of some of these costs from other parties are not recognized in the consolidated financial statements until they become probable. Legal costs associated with environmental remediation (such as fees to outside law firms for work relating to determining the extent and type of remedial actions and the allocation of costs among PRPs) are included as part of the estimated obligation. Environmental obligations assumed in the acquisition of Phelps Dodge, which were initially estimated on a discounted basis, are accreted to full value over time through charges to interest expense. Adjustments to the obligations are charged to operating income.

Asset Retirement Obligations.  FCX records the fair value of estimated asset retirement obligations (AROs) associated with tangible long-lived assets in the period incurred. Retirement obligations associated with long-lived assets are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction. These obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to cost of sales. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated (primarily on a unit-of-production basis) over the asset’s respective useful life. Reclamation costs for future disturbances are recognized as an ARO and as a related ARC in the period of the disturbance. FCX’s AROs consist primarily of costs associated with mine reclamation and closure activities. These activities, which are site specific, generally include costs for earthwork, revegetation, water treatment and demolition (refer to Note 14 for further discussion).

Income Taxes.  FCX accounts for deferred income taxes utilizing an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax basis of assets and liabilities, as measured by current enacted tax rates (refer to Note 13 for further discussion). When appropriate, FCX evaluates the need for a valuation allowance to reduce deferred tax assets to estimated recoverable amounts. The effect on deferred income tax assets and liabilities of a change in tax rates or laws is recognized in income in the period in which such changes are enacted.

On January 1, 2007, FCX adopted new accounting guidance associated with accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption of this guidance, FCX recorded a cumulative effect adjustment of $4 million to increase beginning retained earnings. FCX’s policy associated with uncertain tax positions is to record accrued interest in interest expense and accrued penalties in other income and expenses rather than in the provision for income taxes.

Derivative Instruments.  FCX and its subsidiaries have entered into derivative contracts to manage certain risks resulting from fluctuations in commodity prices (primarily copper and gold), foreign currency exchange rates and interest rates by creating offsetting market exposures. Every derivative instrument (including certain derivative instruments embedded in other contracts) is recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. Refer to Note 16 for a summary of FCX’s outstanding derivative instruments at December 31, 2009, and a discussion of FCX’s risk management strategies for those designated as hedges.

Revenue Recognition.  FCX sells its products pursuant to sales contracts entered into with its customers. Revenue for all FCX’s products is recognized when title and risk of loss pass to the customer and when collectibility is reasonably assured. The passing of title and risk of loss to the customer is based on terms of the sales contract, generally upon shipment or delivery of product.

Revenues from FCX’s concentrate and cathodes sales are recorded based on either 100 percent of a provisional sales price or a final sales price calculated in accordance with the terms specified in the relevant sales contract. Revenues from concentrate sales are recorded net of treatment and all refining charges (including price participation, if applicable, as discussed below) and the impact of derivative contracts, including the impact of the copper collars acquired from Phelps Dodge (refer to Note 16 for further discussion). Moreover, because a portion of the metals contained in copper concentrates is unrecoverable as a result of the smelting process, FCX’s revenues from concentrate sales are also recorded net of allowances based on the quantity and value of these unrecoverable metals. These allowances are a negotiated term of FCX’s contracts and vary by customer. Treatment and refining charges represent payments or price adjustments to smelters and refiners and are either fixed or, in certain cases, vary with the price of copper (referred to as price participation).

Under the long-established structure of sales agreements prevalent in the industry, copper contained in concentrates and cathodes is generally provisionally priced at the time of shipment. The provisional prices are finalized in a specified future period (generally one to four months from the shipment date) based on the quoted London Metal Exchange (LME) or the New York Mercantile Exchange (COMEX) prices. FCX receives market prices based on prices in the specified future period, and these sales result in changes recorded to revenues until the specified future period. FCX records revenues and invoices customers at the time of shipment based on then-current LME or COMEX prices, which results in an embedded derivative (i.e., a pricing mechanism that is finalized after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale of the metals contained in the concentrates or cathodes at the then-current LME or COMEX price. FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host contract in its concentrate or cathode sales agreements since these contracts do not allow for net settlement and always result in physical delivery. The embedded derivative does not qualify for hedge accounting. At December 31, 2009, consolidated revenues for outstanding provisionally priced copper sales totaled $1.6 billion. At December 31, 2009, FCX had outstanding provisionally priced copper sales at its copper mining operations of 378 million pounds of copper (net of noncontrolling interests), priced at an average of $3.34 per pound, subject to final pricing over the first several months of 2010 pursuant to the terms of the sales contracts.

Gold sales are priced according to individual contract terms, generally the average London Bullion Market Association price for a specified month near the month of shipment.

Approximately 90 percent of FCX’s 2009 molybdenum sales were priced based on prices published in Platts Metals Week, Ryan’s Notes or Metal Bulletin, plus conversion premiums for products that undergo additional processing, such as ferromolybdenum and molybdenum chemical products. The majority of these sales use the average of the previous month. FCX’s remaining molybdenum sales generally have pricing that is either based on a fixed price or adjusts within certain price ranges.

PT Freeport Indonesia concentrate sales and Tenke Fungurume metal sales are subject to certain royalties, which are recorded as a reduction to revenues (refer to Note 15 for further discussion).

Stock-Based Compensation.  As of December 31, 2009, FCX has four stock-based employee compensation plans and one stock-based director compensation plan. Compensation costs for share-based payments to employees, including stock options, are measured at fair value and expensed over the requisite service period for awards that are expected to vest. Effective January 1, 2006, FCX applied the modified prospective transition method to all past awards outstanding and unvested as of January 1, 2006, and is recognizing the associated expense over the remaining vesting period of such awards based on the fair values previously determined in accordance with the original accounting guidance for stock-based compensation. The fair value of stock options is determined using the Black-Scholes-Merton option valuation model. In addition, for other stock-based awards under the plans, compensation costs are recognized based on the fair value on the date of grant for restricted stock units and the intrinsic value on the reporting or exercise date for cash-settled stock appreciation rights (SARs). FCX includes estimated forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates through the final vesting date of the awards. Refer to Note 12 for further discussion.

Earnings Per Share.  FCX’s basic net income (loss) per share of common stock was calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding during the year. A reconciliation of net income (loss) and weighted-average shares of common stock outstanding for purposes of calculating diluted net income (loss) per share for the years ended December 31, 2009, 2008 and 2007, follows:

	2009	2008		2007

Income (loss) from continuing operations	$3,534	$(10,450)		$3,733
Income from continuing operations attributable to
noncontrolling interests	(785)	(617)		(791	)a
Preferred dividends and losses on induced conversions	(222)	(274)		(208)
Income from continuing operations attributable to FCX
common stockholders	2,527	(11,341)		2,734
Plus income impact of assumed conversion of:
6¾% Mandatory Convertible Preferred Stock	194	–	b	147
5½% Convertible Perpetual Preferred Stock	28	–	c	61
Diluted net income (loss) from continuing operations
attributable to FCX common stockholders	2,749	(11,341)		2,942
Income from discontinued operations attributable to FCX
common stockholders	–	–		35	a
Diluted net income (loss) attributable to FCX common
stockholders	$2,749	$(11,341)		$2,977

Weighted-average shares of common stock outstanding	414	382		341
Add stock issuable upon conversion, exercise or vesting of:
(refer to Note 12)
6¾% Mandatory Convertible Preferred Stock	39	–	b	30
5½% Convertible Perpetual Preferred Stock	13	–	c	23
Dilutive stock options	2	–	d	2
Restricted stock	1	–	e	1
Weighted-average shares of common stock outstanding for
purposes of calculating diluted net income (loss) per share	469	382		397

Diluted net income (loss) per share attributable to FCX
common stockholders:
Continuing operations	$5.86	$(29.72)	$7.41
Discontinued operations	–	–	0.09
Diluted net income (loss) per share	$5.86	$(29.72)	$7.50

a.	Income from discontinued operations attributable to noncontrolling interests was $11 million.

b.	Potential income impact of $146 million and additional shares of common stock of approximately 39 million shares were excluded because they were anti-dilutive.

c.	Potential income impact of $45 million and additional shares of common stock of approximately 23 million shares were excluded because they were anti-dilutive.

d.	Potential additional shares of common stock of approximately 2 million were anti-dilutive.

e.	Potential additional shares of common stock of approximately 1 million were anti-dilutive.

FCX’s convertible instruments are excluded from the computation of diluted net income (loss) per share of common stock when including the conversion of these instruments results in an anti-dilutive effect on earnings per share (refer to footnotes b and c in the table above).

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income (loss) per share of common stock. There were approximately six million stock options with a weighted-average exercise price of $72.54 excluded in 2009, approximately two million stock options with a weighted-average exercise price of $69.89 in 2008 and none in 2007.

New Accounting Standards.  Noncontrolling Interests in Consolidated Financial Statements. In December 2007, the Financial Accounting Standards Board (FASB) issued accounting guidance associated with noncontrolling interests in consolidated financial statements, which clarifies that noncontrolling interests (minority interests) are to be treated as a separate component of equity and any changes in the ownership interest (in which control is retained) are to be accounted for as capital transactions. However, a change in ownership of a consolidated subsidiary that results in a loss of control is considered a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests. This guidance also provides additional disclosure requirements for each reporting period. This guidance applies to fiscal years beginning on or after December 15, 2008, with early adoption prohibited. This guidance is required to be adopted prospectively, except for the following provisions, which are expected to be applied retrospectively: (i) the reclassification of noncontrolling interests to equity in the consolidated balance sheets and (ii) the adjustment to consolidated net income to include net income attributable to both the controlling and noncontrolling interests. FCX adopted this guidance effective January 1, 2009, and adjusted its December 31, 2008, consolidated balance sheet to reflect noncontrolling interests in the amount of $1,328 million as a component of equity. FCX also adjusted its consolidated statements of equity for the years ended December 31, 2007 and 2008, to reflect noncontrolling interests as a component of equity. In addition, FCX revised its consolidated statements of operations for the years ended December 31, 2008 and 2007, to include net income attributable to both the controlling and noncontrolling interests.

Employers’ Disclosures about Postretirement Benefit Plan Assets. In December 2008, FASB issued enhanced guidance for an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance revises disclosure requirements on pension and postretirement plan assets. The disclosures about plan assets required by this guidance are effective for fiscal years ending after December 15, 2009, with early application permitted. Upon initial application, disclosures are not required for earlier periods that are presented for comparative purposes. FCX adopted this guidance for the year ended December 31, 2009.

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

Reclassifications.  For comparative purposes, primarily the adoption of new accounting guidance for noncontrolling interests and the revision to FCX’s presentation of its business segments, certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2.  ASSET IMPAIRMENTS AND OTHER CHARGES
A summary of long-lived asset impairments, other than goodwill, and other charges recorded during the years ended December 31, 2009 and 2008, follows (refer to Note 20 for long-lived asset impairments and other charges by FCX’s reportable segments):

	2009	2008
City of Blackwell partial litigation settlement	$54	$–
Restructuring costs	32	50
Pension and postretirement special benefits and curtailments	(9)	61
Long-lived asset impairments	–	10,867
Total long-lived asset impairments and other charges	$77	$10,978

In 2009, FCX recognized a charge of $54 million ($43 million to net income attributable to FCX common stockholders or $0.09 per diluted share) for the partial settlement of the City of Blackwell lawsuit (refer to Note 14 for further discussion).

Also in 2009, FCX recognized charges relating to its revised operating plans in the fourth quarter of 2008 and January 2009 (as discussed below) for (i) restructuring costs totaling $32 million ($25 million to net income attributable to FCX common stockholders or $0.06 per diluted share) for contract termination costs, other project cancellation costs, and employee severance and benefit costs and (ii) gains of $9 million ($7 million to net income attributable to FCX common stockholders or $0.02 per diluted share) for pension and postretirement special retirement benefits and curtailments.

During the fourth quarter of 2008, there was a dramatic decline in copper and molybdenum prices. After averaging $3.23 per pound in 2007 and $3.61 per pound for the first nine months of 2008, LME spot copper prices declined to a four-year low of $1.26 per pound in December 2008, averaged $1.78 per pound in the fourth quarter of 2008 and closed at $1.32 per pound on December 31, 2008. Additionally, while molybdenum markets had been strong in recent years with prices averaging approximately $30 per pound in 2007 and $33 per pound for the first nine months of 2008, molybdenum prices declined significantly to a four-year low of $8.75 per pound in November 2008, averaged approximately $16 per pound in the fourth quarter of 2008 and closed at $9.50 per pound on December 31, 2008.

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

FCX’s evaluation of long-lived assets (other than goodwill) for impairment resulted in the recognition of asset impairment charges totaling $10.9 billion ($6.6 billion to net loss attributable to FCX common stockholders or $17.34 per diluted share) for 2008. Refer to Note 6 for discussion of impairment charges related to goodwill.

In 2008, FCX recognized charges relating to its revised operating plans in the fourth quarter of 2008 for special pension and postretirement benefits and curtailments totaling $61 million ($37 million to net loss attributable to FCX common stockholders or $0.10 per diluted share) and restructuring costs of $50 million ($30 million to net loss attributable to FCX common stockholders or $0.08 per diluted share) for employee severance and benefit costs, contract termination costs and other project cancellation costs. The restructuring charges reflect workforce reductions (approximately 3,000 employees related to fourth-quarter 2008 revised operating plans and approximately 1,500 employees related to January 2009 revised operating plans) and other charges that reflect an approximate 50 percent total reduction in mining and crushed-leach rates at the Morenci mine in Arizona, an approximate 50 percent reduction in mining and stacking rates at the Safford mine in Arizona, an approximate 50 percent reduction in the mining rate at the Tyrone mine in New Mexico, suspension of mining and milling activities at the Chino mine in New Mexico (with limited residual copper production from leach operations), and an approximate 40 percent reduction in annual production (an approximate 25 percent reduction began in the fourth quarter of 2008) at the Henderson molybdenum mine in Colorado. In addition, the revised operating plans included decisions at that time to defer certain capital projects, including the (i) incremental expansion projects at the Sierrita and Bagdad mines in Arizona, the Cerro Verde mine in Peru and the sulfide project at the El Abra mine in Chile, (ii) the restart of the Miami mine in Arizona and (iii) the restart of the Climax molybdenum mine in Colorado.

The following table summarizes the liabilities (included in accounts payable and accrued liabilities) incurred in connection with the fourth-quarter 2008 and January 2009 restructuring activities:

	Employee	Contract
	Severance	Cancellation		Total
	and Benefit	and Other		Restructuring
	Costs	Costs		Costs
Balance at January 1, 2008	$–	$–		$–
Fourth-quarter 2008 program:
Additions	35	15		50
Payments	(2)	(10)		(12)
Balance at December 31, 2008	33	5		38
Fourth-quarter 2008 program:
Additions and adjustments	(4)	16	a	12	a
Payments	(29)	(21)		(50)
January 2009 program:
Additions	13	4		17
Payments	(12)	(4)		(16)
Balance at December 31, 2009	$1	$–		$1

a.	Excludes $3 million for the write off of other current assets in connection with a lease cancellation.

NOTE 3.  OWNERSHIP IN SUBSIDIARIES, JOINT VENTURES AND INVESTMENT IN PT SMELTING
Ownership in Subsidiaries.  On March 19, 2007, FMC became a wholly owned subsidiary of FCX. FMC is a fully integrated producer of copper and molybdenum, with mines in North America, South America and the Tenke Fungurume minerals district in the Democratic Republic of Congo (DRC), copper and molybdenum conversion facilities, and several development projects. At December 31, 2009, FMC’s major operating copper mines in North America were Morenci, Sierrita, Bagdad, Safford and Miami located in Arizona, and Tyrone located in New Mexico. FCX has an 85 percent interest in Morenci (refer to “Joint Ventures – Sumitomo”) and owns 100 percent of the other North America mines. FMC also owns the Henderson molybdenum mine and the Climax molybdenum mine (on care-and-maintenance status), which are located in Colorado. At December 31, 2009, operating copper mines in South America were Cerro Verde (53.56 percent owned) located in Peru and Candelaria (80 percent owned), Ojos del Salado (80 percent owned) and El Abra (51 percent owned) located in Chile. In addition to copper and molybdenum, certain mines produce other minerals as by-products, such as gold, silver and rhenium. At December 31, 2009, FMC owns an effective 57.75 percent interest in the Tenke Fungurume minerals district in the DRC, which commenced copper production in March 2009 and achieved targeted rates in September 2009. The Tenke Fungurume minerals district also produces cobalt hydroxide, with the cobalt and sulphuric acid plants commissioned in third-quarter 2009. At December 31, 2009, FMC’s net assets totaled $11.6 billion and its accumulated deficit totaled $15.4 billion. As of December 31, 2009, FCX had no loans outstanding to FMC.

FCX’s direct ownership in PT Freeport Indonesia totals 81.28 percent. PT Indocopper Investama, an Indonesian company, owns 9.36 percent of PT Freeport Indonesia and FCX owns 100 percent of PT Indocopper Investama. At December 31, 2009, PT Freeport Indonesia’s net assets totaled $2.7 billion and its retained earnings totaled $2.5 billion. As of December 31, 2009, FCX had no outstanding loans to PT Freeport Indonesia.

FCX owns 100 percent of the outstanding Atlantic Copper common stock. At December 31, 2009, Atlantic Copper’s net assets totaled $88 million and its accumulated deficit totaled $302 million. FCX had $381 million in loans outstanding to Atlantic Copper, and Atlantic Copper’s debt under financing arrangements that are guaranteed by FCX totaled $13 million at December 31, 2009.

In 2003, FCX acquired the 85.71 percent ownership interest in PT Puncakjaya Power (Puncakjaya Power) owned by affiliates of Duke Energy Corporation for $68 million cash, net of $10 million of cash acquired. Puncakjaya Power is the owner of assets supplying power to PT Freeport Indonesia’s operations, including the 3x65 megawatt coal-fired power facilities. PT Freeport Indonesia purchases power from Puncakjaya Power under infrastructure asset financing arrangements. In 2005, FCX prepaid $187 million of bank debt associated with Puncakjaya Power’s operations. At December 31, 2009, FCX did not have any loan outstanding to Puncakjaya Power, PT Freeport Indonesia had infrastructure asset financing obligations payable to Puncakjaya Power totaling $96 million and Puncakjaya Power had a receivable from PT Freeport Indonesia for $127 million, including Rio Tinto’s share. FCX consolidates PT Freeport Indonesia and Puncakjaya Power. FCX’s consolidated balance sheets reflect receivables of $27 million ($2 million in other accounts receivable and $25 million in long-term assets) at December 31, 2009, and $37 million ($10 million in other accounts receivable and $27 million in long-term assets) at December 31, 2008, for Rio Tinto’s share of Puncakjaya Power’s receivable as provided for in FCX’s joint venture agreement with Rio Tinto.

Joint Ventures.  FCX has the following unincorporated joint ventures with third parties.

Rio Tinto. FCX and Rio Tinto have established certain unincorporated joint ventures. Under the joint venture arrangements, Rio Tinto has a 40 percent interest in PT Freeport Indonesia’s Contract of Work and the option to participate in 40 percent of any other future exploration projects in Papua, Indonesia.

Pursuant to the joint venture agreement, Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver through 2021 in Block A of PT Freeport Indonesia’s Contract of Work, and, after 2021, a 40 percent interest in all production from Block A. All of PT Freeport Indonesia’s proven and probable reserves and its mining operations are located in the Block A area. Operating, nonexpansion capital and administrative costs are shared proportionately between PT Freeport Indonesia and Rio Tinto based on the ratio of (i) the incremental revenues from production from PT Freeport Indonesia’s most recent expansion completed in 1998 to (ii) total revenues from production from Block A, including production from PT Freeport Indonesia’s previously existing reserves. PT Freeport Indonesia will continue to receive 100 percent of the cash flow from specified annual amounts of copper, gold and silver through 2021 calculated by reference to its proven and probable reserves as of December 31, 1994, and 60 percent of all remaining cash flow. The payable to Rio Tinto for its share of joint venture cash flows was $161 million at December 31, 2009, and less than $1 million at December 31, 2008.

Under the joint venture arrangements, Rio Tinto funded $100 million in 1996 for approved exploration costs in the areas covered by Contracts of Work held by FCX subsidiaries. Agreed-upon exploration costs in the joint venture areas are shared 60 percent by FCX and 40 percent by Rio Tinto. Since September 2008, Rio Tinto is no longer participating in exploration joint ventures in the PT Nabire Bakti Mining and PT Irja Eastern Minerals Contract of Work areas in Indonesia. As a result, as long as Rio Tinto continues not to fund these exploration projects, FCX has the option to fund 100 percent of future exploration costs in these areas and Rio Tinto's interest in these areas will decline over time in accordance with the joint venture agreement. Rio Tinto has the option to resume participation in PT Irja Eastern Minerals on a monthly basis and in PT Nabire Bakti Mining on an annual basis. Rio Tinto continues to participate in exploration joint ventures in PT Freeport Indonesia's Contract of Work areas.

Sumitomo. FCX owns an 85 percent undivided interest in Morenci via an unincorporated joint venture. The remaining 15 percent is owned by Sumitomo, a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation. Each partner takes in kind its share of Morenci’s production. FMC purchased 75 million pounds of Morenci’s copper cathode from Sumitomo for $175 million during 2009, 90 million pounds for $281 million during 2008 and 87 million pounds for $299 million during the period March 20, 2007, to December 31, 2007. FCX had a net receivable from Sumitomo of $6 million at December 31, 2009, and $2 million at December 31, 2008.

Investment in PT Smelting.  PT Smelting, an Indonesian company, operates a smelter and refinery in Gresik, Indonesia. During 2006, PT Smelting completed an expansion of its production capacity to 275,000 metric tons of copper per year from 250,000 metric tons. PT Freeport Indonesia, Mitsubishi Materials Corporation (Mitsubishi Materials), Mitsubishi Corporation (Mitsubishi) and Nippon Mining & Metals Co., Ltd. (Nippon) own 25 percent, 60.5 percent, 9.5 percent and 5 percent, respectively, of the outstanding PT Smelting common stock.

PT Freeport Indonesia’s contract with PT Smelting provides for the supply of 100 percent of the copper concentrate requirements necessary for PT Smelting to produce 205,000 metric tons of copper annually (essentially the smelter’s original design capacity) on a priority basis. For the first 15 years of PT Smelting’s commercial operations, beginning December 1998, PT Freeport Indonesia agreed that the combined treatment and refining charges (fees paid to smelters by miners) would approximate market rates, but will not fall below specified minimum rates. The minimum rate, applicable to the period April 27, 2008 to April 27, 2014, is to be determined annually and be sufficient to cover PT Smelting’s annual cash operating costs (net of credits and including costs of debt service) for 205,000 metric tons of copper. The maximum rate is $0.30 per pound. The agreement is an amendment to the long-term sales contract, which was approved by the Department of Energy and Mineral Resources of the Government of Indonesia. PT Freeport Indonesia also sells copper concentrate to PT Smelting at market rates, which are not subject to a minimum or maximum rate, for quantities in excess of 205,000 metric tons of copper annually.

FCX’s investment in PT Smelting totaled $55 million at December 31, 2009, and $99 million at December 31, 2008. PT Smelting had project-specific debt, nonrecourse to PT Freeport Indonesia, totaling $250 million at December 31, 2009, and $240 million at December 31, 2008. PT Freeport Indonesia had a trade receivable from PT Smelting totaling $300 million at December 31, 2009, and $37 million at December 31, 2008.

NOTE 4.  INVENTORIES, AND MILL AND LEACH STOCKPILES
The components of inventories follow:

	December 31,
	2009	2008
Mining Operations:
Raw materials	$1	$1
Work-in-process	108	88
Finished goodsa	588	703
Atlantic Copper:
Raw materials (concentrates)	171	164
Work-in-process	227	71
Finished goods	15	1
Total product inventories	1,110	1,028
Total materials and supplies, netb	1,093	1,124
Total inventories	$2,203	$2,152

a.	Primarily includes copper concentrates, anodes, cathodes and rod, and molybdenum.

b.	Materials and supplies inventory is net of obsolescence reserves totaling $21 million at December 31, 2009, and $22 million at December 31, 2008.

A summary of mill and leach stockpiles follows:

	December 31, 2009
	North	South
	America	America	Indonesia	Africa	Total
Current:
Mill stockpiles	$–	$7	$39	$–	$46
Leach stockpiles	547	74	–	–	621
Total current mill and leach
stockpiles	$547	$81	$39	$–	$667

Long-terma:
Mill stockpiles	$15	$427	$–	$–	$442
Leach stockpiles	637	220	–	22	879
Total long-term mill and leach
stockpiles	$652	$647	$–	$22	$1,321

	December 31, 2008
	North	South
	America	America	Indonesia	Africa	Total
Current:
Mill stockpiles	$–	$10	$40	$–	$50
Leach stockpiles	489	72	–	–	561
Total current mill and leach
stockpiles	$489	$82	$40	$–	$611

Long-terma:
Mill stockpiles	$2	$335	$–	$3	$340
Leach stockpiles	625	180	–	–	805
Total long-term mill and leach
stockpiles	$627	$515	$–	$3	$1,145

a.	Materials in stockpiles not expected to be recovered within the next 12 months.

FCX recorded charges for lower of cost or market (LCM) molybdenum inventory adjustments of $19 million ($15 million to net income attributable to FCX common stockholders or $0.03 per diluted share) during first-quarter 2009 resulting from lower molybdenum prices.

In 2008, FCX recorded charges of $782 million ($479 million to net loss attributable to FCX common stockholders or $1.26 per diluted share) for LCM inventory adjustments as a result of the declines in copper and molybdenum prices in the fourth quarter of 2008 and the impact of higher operating costs on inventory balances.

NOTE 5.  PROPERTY, PLANT, EQUIPMENT AND DEVELOPMENT COSTS, NET
The components of net property, plant, equipment and development costs, along with 2008 impairment charges, follow:

	December 31,		2008
	2009	2008	Impairments
Proven and probable reserves	$4,303	$4,052	$10,056
VBPP	1,297	1,341	471
Development and other	2,983	2,572	279
Buildings and infrastructure	2,703	2,381	167
Machinery and equipment	7,282	5,713	938
Mobile equipment	2,136	1,801	393
Construction in progress	1,084	2,686	27
Property, plant, equipment and
development costs	21,788	20,546	12,331
Accumulated depreciation, depletion and
amortization	(5,593)	(4,544)	(1,583)
Property, plant, equipment and
development costs, net	$16,195	$16,002	$10,748

FCX recorded $2.2 billion for VBPP in connection with the Phelps Dodge acquisition in 2007 and transferred $159 million during 2009, $287 million during 2008 and $93 million during 2007 to proven and probable reserves.

During the fourth quarter of 2009, FCX purchased property adjacent to its Sierrita mine from Twin Buttes Properties, Inc. for $200 million, including $12 million for water rights that is recorded as an intangible asset.

FCX capitalized interest totaling $78 million in 2009, $122 million in 2008 and $147 million in 2007. Capitalized interest primarily related to development projects at Tenke Fungurume in 2009 and 2008 and Safford and Tenke Fungurume in 2007.

In connection with the decline in copper and molybdenum prices and the deterioration of the economic environment during the fourth quarter of 2008, FCX evaluated its long-lived assets for impairment as of December 31, 2008. FCX’s evaluations were based on current business plans developed using near-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. These evaluations resulted in the recognition of asset impairment charges of $10.9 billion ($6.6 billion to net loss attributable to FCX common stockholders or $17.34 per diluted share), consisting of $10,748 million to reduce the carrying values of property, plant, equipment and development costs and $119 million to reduce the carrying values of definite-lived intangible assets (refer to Note 2 for further discussion).

NOTE 6.  GOODWILL, AND INTANGIBLE ASSETS AND LIABILITIES
Goodwill.  Changes in the carrying amount of goodwill for the year ended December 31, 2008, follow:

Balance at December 31, 2007	$6,105
Purchase accounting adjustment	(57)
Deferred tax liability adjustment associated with the
purchase of Phelps Dodgea	(61)
Impairment losses	(5,987)
Balance at December 31, 2008	$–

a.	Adjustment was allocated to the Morenci mine.

FCX recorded goodwill in 2007 in connection with the Phelps Dodge acquisition, which primarily related to the requirement to recognize a deferred tax liability for the difference between the assigned values and the tax basis of assets acquired and liabilities assumed in a business combination. In accordance with accounting rules, goodwill resulting from a business combination is assigned to the acquiring entity's reporting units that are expected to benefit from the business combination. The allocation of goodwill to the reporting units, which FCX determined included its individual mines, was completed in the first quarter of 2008.

Goodwill had an indefinite useful life and was not amortized, but rather was tested for impairment at least annually, unless events occurred or circumstances changed between annual tests that would more likely than not reduce the fair value of a related reporting unit below its carrying amount. FCX performed its annual goodwill impairment testing in the fourth quarter of 2008. FCX’s evaluations were based on current business plans developed using near-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. These evaluations resulted in the recognition of impairment charges of $6.0 billion ($6.0 billion to net loss attributable to FCX common stockholders or $15.69 per diluted share) to eliminate the full carrying value of goodwill (refer to Note 2 for further discussion of assumptions used in determining fair value).

Intangible Assets and Liabilities.  The components of intangible assets and intangible liabilities (included in other liabilities) follow:

	December 31, 2009
	Gross		Net
	Carrying	Accumulated	Book
	Valuea	Amortizationa	Value
Indefinite-lived water rights	$253	$–	$253
Patents and process technology	48	(8)	40
Royalty payments	38	(15)	23
Power contracts	25	(14)	11
Other intangibles	25	(5)	20
Total intangible assets	$389	$(42)	$347

Total intangible liabilities:
Treatment and refining terms in
sales contracts	$52	$(21)	$31

	December 31, 2008
	Gross		Net
	Carrying	Accumulated	Book
	Valuea	Amortizationa	Value
Indefinite-lived water rights	$256	$–	$256
Patents and process technology	48	(6)	42
Royalty payments	47	(7)	40
Power contracts	26	(11)	15
Other intangibles	13	(2)	11
Total intangible assets	$390	$(26)	$364

Treatment and refining terms in
sales contracts	$52	$(15)	$37
Molybdenum sales contracts	108	(108)	–
Total intangible liabilities	$160	$(123)	$37

a.	After impairments recorded in 2008.

In connection with the decline in copper and molybdenum prices and the deterioration of the economic environment during the fourth quarter of 2008, FCX evaluated its long-lived assets for impairment as of December 31, 2008. FCX’s evaluations were based on current business plans developed using near-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. These evaluations resulted in the recognition of asset impairment charges of $119 million ($74 million to net loss attributable to FCX common stockholders or $0.19 per diluted share) to reduce the carrying values of definite-lived intangible assets (refer to Note 2 for further discussion).

Indefinite-lived intangible assets are tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the indefinite-lived intangible asset’s fair value below its carrying value. FCX performed its annual impairment testing of indefinite-lived intangible assets in the fourth quarters of 2009 and 2008 and concluded that there were no impairments.

Amortization of intangible assets recognized in production and delivery costs was $16 million in 2009, $63 million in 2008 and $47 million in 2007. Amortization of intangible liabilities recognized in revenues was $6 million in 2009, $3 million in 2008 and $120 million in 2007. The estimated net amortization expense for the next five years totals $6 million in 2010, $4 million in 2011, $5 million in 2012, $3 million in 2013 and $2 million in 2014.

NOTE 7.  OTHER ASSETS
The components of other assets follow:

	December 31,
	2009	2008
Notes and other receivables	$168	$119
Trust assetsa, b	140	142
Deferred tax assets	126	–
Debt issue costs	95	121
Available for sale securities	62	72
Equity-basis investments:
PT Smelting	55	99
Other	39	28
Other	15	28
Total other assets	$700	$609

a.	Includes $129 million in 2009 and $114 million in 2008 of legally restricted funds for AROs at the Chino, Tyrone and Cobre mines (refer to Note 14 for further discussion).

b.	The current portion, which is included in other current assets, was $6 million at December 31, 2009, and $118 million at December 31, 2008.

NOTE 8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Additional information regarding accounts payable and accrued liabilities follows:

	December 31,
	2009	2008
Accounts payable	$890	$1,164
Current deferred tax liability	201	78
Salaries, wages and other compensation	188	129
Community development programs	148	74
Pension, postretirement, postemployment and other
employee benefitsb	127	156
Accrued interestc	113	136
Provisionally priced sales adjustmentsa	54	698
Other	317	287
Total accounts payable and accrued liabilities	$2,038	$2,722

a.	Represents payables to customers as a result of adjusting embedded derivatives in provisionally priced sales to market prices (refer to “Revenue Recognition” in Note 1 for further discussion).

b.	Refer to Note 9 for long-term portion and Note 11 for further discussion.

c.	Third-party interest paid by FCX was $504 million in 2009, $741 million in 2008 and $504 million in 2007.

NOTE 9.  OTHER LIABILITIES
Additional information regarding other liabilities follows:

	December 31,
	2009	2008
Pension, postretirement, postemployment and other
employment benefitsa	$950	$964
Reserve for uncertain tax benefits	157	159
Atlantic Copper contractual obligation to
insurance company (refer to Note 11)	58	62
Insurance claim reserve	50	50
Other	208	285
Total other liabilities	$1,423	$1,520

a.	Refer to Note 8 for short-term portion and Note 11 for further discussion.

NOTE 10.  DEBT
The components of debt follow:

	December 31,
	2009	2008
Senior Credit Facility	$–	$150
Senior Notes:
8.375% Senior Notes due 2017	3,340	3,500
8.25% Senior Notes due 2015	1,297	1,500
Senior Floating Rate Notes due 2015	1,000	1,000
9½% Senior Notes due 2031	198	198
6⅛% Senior Notes due 2034	115	115
7⅛% Debentures due 2027	115	115
8¾% Senior Notes due 2011	87	115
7% Convertible Senior Notes due 2011	1	1
6⅞% Senior Notes due 2014	–	340
Other (including equipment capital leases and
short-term borrowings)	193	317
Total debt	6,346	7,351
Less current portion of long-term debt and
short-term borrowings	(16)	(67)
Long-term debt	$6,330	$7,284

Senior Credit Facility.  In connection with financing FCX’s acquisition of Phelps Dodge, FCX used proceeds from its borrowings under its $11.5 billion senior credit facility. At the close of the Phelps Dodge acquisition, the senior credit facility consisted of a $2.5 billion senior term loan due March 2012, a $7.5 billion Tranche B term loan due March 2014 and $1.5 billion in revolving credit facilities due March 2012, with no amounts drawn on the revolving credit facilities. The revolving credit facilities are composed of (i) a $1.0 billion revolving credit facility available to FCX and (ii) a $0.5 billion revolving credit facility available to both FCX and PT Freeport Indonesia. FCX used proceeds from equity offerings, operating cash flows and asset sales to prepay the $10 billion of term loans by December 31, 2007. At December 31, 2009, FCX had no borrowings and $39 million of letters of credit issued under the revolving credit facilities, resulting in availability of approximately $1.5 billion, of which $961 million could be used for additional letters of credit.

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

During 2007, FCX recorded net charges totaling $154 million ($120 million to net income attributable to FCX common stockholders or $0.30 per diluted share) for early extinguishment of debt related to the accelerated recognition of deferred financing costs associated with the repayment of amounts under the senior credit facility.

Senior Notes.  In March 2007, in connection with financing FCX’s acquisition of Phelps Dodge, FCX sold $3.5 billion of 8.375% Senior Notes due April 2017, $1.5 billion of 8.25% Senior Notes due April 2015 and $1.0 billion of Senior Floating Rate Notes due April 2015 for total net proceeds of $5.9 billion. Interest on the senior notes is payable semiannually on April 1 and October 1. Interest on the Senior Floating Rate Notes accrues at six-month LIBOR plus 3.25 percent. The interest rate on the Senior Floating Rate Notes was 3.88 percent at December 31, 2009. These notes are redeemable in whole or in part, at the option of FCX, at make-whole redemption prices prior to the redemption dates, and afterwards at stated redemption prices. The terms of the agreements allow for optional make-whole redemptions prior to April 1, 2011, for the 8.25% Senior Notes; and April 1, 2012, for the 8.375% Senior Notes. The Senior Floating Rate Notes are redeemable at stated redemption prices. During 2009, FCX purchased in open-market transactions $203 million of the 8.25% Senior Notes for $218 million and $160 million of the 8.375% Senior Notes for $172 million. These open-market purchases resulted in losses on early extinguishment of debt totaling $33 million ($29 million to net income attributable to FCX common stockholders or $0.06 per diluted share).

The 9½% Senior Notes due June 2031 and the 8¾% Senior Notes due June 2011 bear interest payable semiannually on June 1 and December 1. These notes are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price. In March 2007, in connection with the acquisition of Phelps Dodge, FCX assumed these senior notes with a stated value of $306 million, which was increased by $54 million to reflect the fair market value of these obligations at the acquisition date. The increase in value is being amortized over the term of the notes and recorded as a reduction of interest expense. In 2008, FCX purchased in an open-market transaction $33 million of the 9½% Senior Notes for $46 million and recorded losses on early extinguishment of debt of $6 million ($5 million to net loss attributable to FCX common stockholders or $0.01 per diluted share). In fourth-quarter 2009, FCX purchased in an open-market transaction $24 million of the 8¾% Senior Notes for $26 million and recorded losses on early extinguishment of debt of $1 million ($1 million to net income attributable to FCX common stockholders or less than $0.01 per diluted share). At December 31, 2009, the outstanding principal amount of the 9½% Senior Notes was $161 million and the 8¾% Senior Notes was $84 million.

The 6⅛% Senior Notes due March 2034 bear interest payable semiannually on March 15 and September 15. These notes are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price. In March 2007, in connection with the acquisition of Phelps Dodge, FCX assumed these senior notes with a stated value of $150 million, which was reduced by $11 million to reflect the fair market value of these obligations at the acquisition date. The decrease in value is being amortized over the term of the notes and recorded as additional interest expense. During 2007, FCX purchased in an open-market transaction $26 million of these notes and recorded losses on early extinguishment of debt of $2 million ($2 million to net income attributable to FCX common stockholders or less than $0.01 per diluted share). At December 31, 2009, the outstanding principal amount of these senior notes was $124 million.

The 7⅛% Debentures due November 2027 bear interest payable semiannually on May 1 and November 1. The debentures are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price. In March 2007, in connection with the acquisition of Phelps Dodge, FCX assumed these debentures with a stated and fair value of $115 million. At December 31, 2009, the outstanding principal amount of these debentures was $115 million.

In February 2004, FCX sold $350 million of 6⅞% Senior Notes due February 2014 for net proceeds of $344 million. Interest on the notes was payable semiannually on February 1 and August 1. During 2004, FCX purchased in open-market transactions $10 million of its 6⅞% Senior Notes. On August 20, 2009, FCX redeemed the remaining $340 million of these notes for $352 million for a redemption price of 103.439 percent of the principal amount (plus accrued and unpaid interest). FCX recorded losses on early extinguishment of debt of $14 million ($13 million to net income attributable to FCX common stockholders or $0.03 per diluted share) in 2009 associated with the redemption of the 6⅞% Senior Notes.

In January 2003, FCX sold $500 million of 10⅛% Senior Notes due 2010 for net proceeds of $487 million. In 2005, FCX purchased in open-market transactions $216 million of these notes. In 2006, FCX purchased in an open-market transaction $11 million of these notes. During 2007, FCX purchased in an open-market transaction the remaining $273 million of these notes and recorded losses on early extinguishment of debt of $17 million ($10 million to net income attributable to FCX common stockholders or $0.02 per diluted share).

All of FCX’s senior notes are unsecured.

Restrictive Covenants.  The senior credit facility and the senior notes used to finance the acquisition of Phelps Dodge contain covenants that limit FCX’s ability to make certain payments. These restrictions vary among the instruments, but generally limit FCX’s ability to pay certain dividends on common and preferred stock, repurchase or redeem common and preferred equity, prepay subordinated debt and make certain investments. In April 2008, Standard & Poor’s Rating Services (S&P) and Fitch Ratings raised FCX’s corporate credit rating and the ratings on FCX’s unsecured debt to BBB- (investment grade). As a result of the upgrade of FCX’s unsecured notes to investment grade by S&P, the restrictions contained in FCX’s 8.375%, 8.25% and the floating rate senior notes on incurring debt, making restricted payments and selling assets were suspended. To the extent the rating is downgraded below investment grade, the covenants would again become effective. At December 31, 2009, the most restrictive of the covenants related to restricted payments allowed for payments up to approximately $7.6 billion.

Maturities.  Maturities of debt instruments based on the amounts and terms outstanding at December 31, 2009, total $16 million in 2010, $93 million in 2011, $14 million in 2012, $1 million in 2013, $1 million in 2014 and $6,221 million thereafter.

NOTE 11.  EMPLOYEE BENEFITS
Pension Plans.  Following is a discussion of FCX’s pension plans.

FMC Plans. FCX has trusteed, non-contributory pension plans covering substantially all of FMC’s U.S. employees and some employees of its international subsidiaries. The applicable FMC plan design determines the manner in which benefits are calculated for any particular group of employees. For certain of these plans, benefits are calculated based on final average monthly compensation and years of service. In the case of other plans, benefits are calculated based on a fixed amount for each year of service. Participants in the FMC plans generally vest in their accrued benefits after five years of service. Non-bargained FMC employees hired after December 31, 2006, are not eligible to participate in the FMC U.S. pension plan.

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

FCX’s policy for determining asset-mix targets for the Freeport-McMoRan Corporation Defined Benefit Master Trust (Master Trust) includes the periodic development of asset/liability studies to determine expected long-term rates of return and expected risk for various investment portfolios. Management considers these studies in the formal establishment of asset-mix targets that are reviewed by FCX’s retirement plan administration and investment committee. FCX’s investment objective emphasizes the need to maintain a well-diversified investment program through both the allocation of the Master Trust assets among asset classes and the selection of investment managers whose various styles are fundamentally complementary to one another and serve to achieve satisfactory rates of return. Diversification, by asset class and by investment manager, is FCX’s principal means of reducing volatility and exercising prudent investment judgment. FCX’s present target asset allocation is about 54 percent equity investments (35 percent U.S. equities, 12 percent international equities and 7 percent emerging markets equities), 35 percent fixed income (18 percent U.S. fixed income, 5 percent international fixed income, 5 percent high yield, 4 percent treasury inflation-protection securities and 3 percent emerging markets fixed income) and 11 percent alternative investments (5 percent private equity, 3 percent private real estate and 3 percent real estate investment trusts).

The expected rate of return on plan assets is evaluated at least annually, taking into consideration its asset allocation, historical returns on the types of assets held in the Master Trust and the current economic environment. For U.S. plans, the determination of the expected long-term rate of return on plan assets is based on expected future performance of the plan asset mix and active plan asset management. Based on these factors, FCX expects the pension assets will earn an average of 8.5 percent per annum during the 10 years beginning January 1, 2010. The 8.5 percent estimation was based on a passive return on a compound basis of 8.0 percent and a premium for active management of 0.5 percent reflecting the target asset allocation and current investment array.

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

Other FCX Plans. In February 2004, FCX established an unfunded Supplemental Executive Retirement Plan (SERP) for its two most senior executive officers. The SERP provides for retirement benefits payable in the form of a joint and survivor annuity or an equivalent lump sum. The annuity will equal a percentage of the executive’s highest average compensation for any consecutive three-year period during the five years immediately preceding the earlier of the executive’s retirement or completion of 25 years of credited service. The SERP benefit will be reduced by the value of all benefits paid or due under any defined benefit or defined contribution plan sponsored by FM Services Company, FCX’s wholly owned subsidiary, FCX or its predecessor, but not including accounts funded exclusively by deductions from participant’s pay. FCX also has an unfunded pension plan for its directors and an excess benefits plan for its executives.

PT Freeport Indonesia Plan. PT Freeport Indonesia has a defined benefit pension plan denominated in Indonesian rupiah covering substantially all of its Indonesian national employees. PT Freeport Indonesia funds the plan and invests the assets in accordance with Indonesian pension guidelines. The pension obligation was valued at an exchange rate of 9,420 rupiah to one U.S. dollar on December 31, 2009, and 10,850 rupiah to one U.S. dollar on December 31, 2008. Indonesian labor laws enacted in 2003 require that companies provide a minimum level of benefits to employees upon employment termination based on the reason for termination and the employee’s years of service. PT Freeport Indonesia’s pension benefit disclosures include benefits related to this law. PT Freeport Indonesia’s expected rate of return on plan assets is evaluated at least annually, taking into consideration its historical yield and the long range estimated return for the plan based on the asset mix.

Atlantic Copper Plan. Atlantic Copper has a contractual obligation denominated in euros to supplement amounts paid to certain retired Spanish national employees. As required by Spanish law, beginning in August 2002, Atlantic Copper began funding 7.2 million euros ($10 million based on a December 31, 2009, exchange rate of $1.44 per euro) annually for 15 years to an approved insurance company for its estimated 72 million euro contractual obligation to the retired employees. The insurance company invests the plan assets in accordance with Spanish regulations, and Atlantic Copper has no control over these investments.

Plan Information. FCX uses a measurement date of December 31 for its plans. In some plans, the plan assets exceed the accumulated benefit obligations, while in the remainder, the accumulated benefit obligations exceed the plan assets. Information as of December 31, 2009 and 2008, for those plans where the accumulated benefit obligations exceed the plan assets follows:

	December 31,
	2009	2008
Projected benefit obligation	$1,544	$1,486
Accumulated benefit obligation	1,450	1,403
Fair value of plan assets	1,076	968

Information as of December 31, 2009 and 2008, on the FCX (including FMC’s plans; and FCX’s SERP, director and excess benefits plans), PT Freeport Indonesia and Atlantic Copper plans follows:

			PT Freeport
	FCX		Indonesia		Atlantic Copper
	2009	2008	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning
of year	$1,412	$1,342	$59	$65	$81	$87
Service cost	26	29	5	6	–	–
Interest cost	85	80	7	6	4	4
Amendments	–	(6)	–	–	–	–
Actuarial losses (gains)	64	62	4	(5)	–	1
Foreign exchange losses (gains)	1	(4)	10	(9)	2	(3)
Curtailmentsa	(5)	(19)	–	–	–	–
Special retirement benefitsa	(3)	39	–	–	–	–
Benefits paid	(108)	(111)	(5)	(4)	(8)	(8)
Benefit obligation at end of year	1,472	1,412	80	59	79	81

Change in plan assets:
Fair value of plan assets at
beginning of year	959	1,442	42	38	19	15
Actual return on plan assets	209	(390)	13	(2)	–	–
Employer contributionsb	6	21	19	15	10	12
Foreign exchange gains (losses)	1	(3)	9	(6)	–	–
Benefits paid	(108)	(111)	(5)	(3)	(8)	(8)
Fair value of plan assets at end
of year	1,067	959	78	42	21	19

Funded status	$(405)	$(453)	$(2)	$(17)	$(58)	$(62)

Accumulated benefit obligation	$1,378	$1,329	$48	$37	$79	$81

Weighted-average assumptions
used to determine benefit
obligations:
Discount ratec	5.80%	6.10%	10.50%	12.00%	6.77%	6.77%
Rate of compensation increased	4.25%	4.25%	8.00%	8.00%	N/A	N/A

Balance sheet classification of
funded status:
Other assets	$5	$3	$–	$–	$–	$–
Accounts payable and
accrued liabilities	(4)	(5)	–	–	–	–
Other liabilities	(406)	(451)	(2)	(17)	(58)	(62)
Total	$(405)	$(453)	$(2)	$(17)	$(58)	$(62)

a.	Resulted from revised mine operating plans and reductions in the workforce (refer to Note 2 for further discussion).

b.
Employer contributions for 2010 are expected to approximate $5 million for the FCX plans, $6 million for the PT Freeport Indonesia plan (based on a December 31, 2009, exchange rate of 9,420 Indonesian rupiah to one U.S. dollar) and $10 million for the Atlantic Copper plan (based on a December 31, 2009, exchange rate of $1.44 per euro).

c.	The discount rate shown in 2009 and 2008 for the FCX plans relates to all plans except the SERP plan. The SERP plan’s discount rate in 2009 and 2008 was 4.00 percent.

d.	The rate of compensation increase shown for the FCX plans only relates to the FMC plans.

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for FCX’s pension plans (FMC’s plans; and FCX’s SERP, director and excess benefits plans) for the years ended December 31, 2009, 2008 and 2007 (FMC’s plans for the year ended December 31, 2007, includes the period March 20, 2007, through December 31, 2007), follow:

	2009	2008	2007
Weighted-average assumptions:
Discount rate
FCX SERP	4.00%	4.00%	4.00%
FMC plans	6.10%	6.30%	5.78%
Expected return on plan assetsa	8.50%	8.50%	8.50%
Rate of compensation increasea	4.25%	4.25%	4.25%

Service cost	$26	$29	$24
Interest cost	85	80	62
Expected return on plan assets	(73)	(118)	(90)
Amortization of prior service cost	–	4	4
Amortization of net actuarial losses	26	–	–
Curtailmentsb	(1)	–	–
Special retirement benefitsb	(3)	39	–
Net periodic benefit cost	$60	$34	$–

a.	The assumptions shown only relate to the FMC plans.

b.	Resulted from revised mine operating plans and reductions in the workforce (refer to Note 2 for further discussion).

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for PT Freeport Indonesia’s and Atlantic Copper’s pension plans for the years ended December 31, 2009, 2008 and 2007, follow:

	PT Freeport Indonesia
	2009	2008	2007
Weighted-average assumptions:
Discount rate	12.00%	10.25%	10.50%
Expected return on plan assets	10.00%	9.00%	10.00%
Rate of compensation increase	8.00%	8.00%	9.00%

Service cost	$5	$6	$5
Interest cost	7	6	5
Expected return on plan assets	(5)	(3)	(3)
Amortization of prior service cost	1	1	1
Amortization of net actuarial loss	1	1	1
Net periodic benefit cost	$9	$11	$9

	Atlantic Copper
	2009	2008	2007
Weighted-average assumption:
Discount rate	6.77%	6.77%	6.77%

Interest cost	$4	$4	$5
Amortization of net actuarial loss	1	2	–
Net periodic benefit cost	$5	$6	$5

Included in accumulated other comprehensive income (loss) are the following amounts that have not been recognized in net periodic pension cost: unrecognized prior service credits of $2 million ($1 million net of tax and noncontrolling interests) and unrecognized actuarial losses of $363 million ($264 million net of tax and noncontrolling interests) at December 31, 2009; and unrecognized prior service credits of $3 million ($2 million net of tax and noncontrolling interests) and unrecognized actuarial losses of $470 million ($305 million net of tax and noncontrolling interests) at December 31, 2008. The amounts expected to be recognized in net periodic pension cost for 2010 are less than $1 million for prior service credits and $22 million ($14 million net of tax and noncontrolling interests) for actuarial losses.

FCX does not expect to have any plan assets returned to it in 2010.

Plan assets are classified within a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), then to significant observable inputs (Level 2) and the lowest priority to significant unobservable inputs (Level 3). For further discussion of the different levels of the fair value hierarchy, refer to Note 17.

A summary of the fair value hierarchy for pension plan assets associated with the FCX plans follows:

	Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$41	$41	$–	$–
Equity securities:
U.S. large-cap core	270	141	129	–
Emerging markets equity core	90	90	–	–
U.S. small-cap core	83	51	32	–
International equity core	64	–	64	–
International equity value	54	54	–	–
Other	7	7	–	–
Fixed income securities:
Corporate bonds	258	3	255	–
Government bonds	35	–	35	–
Government mortgage-backed
securities	29	–	29	–
Commercial mortgaged-backed
securities	12	–	12	–
Asset-backed securities	10	–	10	–
Other	12	1	11	–
Other types of investments:
Private equity funds	40	–	–	40
Real estate	62	37	–	25
Total	$1,067	$425	$577	$65

Following is a description of the valuation techniques used for pension plan assets measured at fair value associated with the FCX plans. There have been no changes in the techniques used at December 31, 2009.

Common stocks are valued at the closing price reported on the active market on which the individual securities are traded.

Commingled funds are valued based on the underlying investments, which include common and preferred stocks, and fixed income securities.

Mutual funds and cash equivalents are valued at the net realizable value of shares held at year end.

Fixed income securities are valued using a bid evaluation or a mid evaluation. A bid evaluation is an estimated price at which a dealer would pay for a security. A mid evaluation is the average of the estimated price at which a dealer would sell a security and the estimated price which a dealer would pay for a security. These evaluations are based on quoted prices, if available, or models that use observable inputs.

Private equity funds are valued at net realizable value using information from general partners or at the closing price reported on the active market on which the investments are traded.

Real estate interests include real estate investment trusts and property funds. Real estate investments are valued using quoted market prices reported on the active market on which the investments are traded, if available, or based at net realizable value using information from independent appraisal firms, who have knowledge and expertise in the current market values of real property in the same vicinity as the investments.

A summary of the fair value hierarchy for pension plan assets associated with the PT Freeport Indonesia plan follows:

	Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$44	$44	$–	$–
Government bonds	18	18	–	–
Common stocks	16	16	–	–
Total	$78	$78	$–	$–

Following is a description of the valuation techniques used for pension plan assets measured at fair value associated with the PT Freeport Indonesia plan. There have been no changes in the techniques used at December 31, 2009.

Cash equivalents, which primarily consist of time deposits, are valued at the net realizable value of shares held at year end.

Government bonds and common stocks are valued at the closing price reported on the active market on which the individual securities are traded.

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

A summary of changes in the fair value of FCX’s level 3 pension plan assets for the year ended December 31, 2009, follows:

		Private
	Real	Equity
	Estate	Funds	Total
Balance at January 1, 2009	$45	$42	$87
Actual return on plans assets:
Realized gains/(losses)	–	2	2
Unrealized gains/(losses) related to
assets still held at the end of the year	(20)	(6)	(26)
Purchases, sales and settlements, net	–	2	2
Balance at December 31, 2009	$25	$40	$65

Atlantic Copper’s plan is administered by a third-party insurance company, and Atlantic Copper is not provided asset allocations.

The expected benefit payments for FCX’s (including FMC’s plans; and FCX’s SERP, director and excess benefits plans), PT Freeport Indonesia’s and Atlantic Copper’s pension plans follow:

		PT Freeport	Atlantic
	FCX	Indonesiaa	Copperb
2010	$85	$9	$8
2011	86	7	8
2012	136	8	8
2013	88	8	8
2014	91	9	8
2015 through 2019	494	62	42

a.	Based on a December 31, 2009, exchange rate of 9,420 Indonesian rupiah to one U.S. dollar.

b.	Based on a December 31, 2009, exchange rate of $1.44 per euro.

Postretirement and Other Benefits.  FCX also provides postretirement medical and life insurance benefits for certain U.S. employees and, in some cases, employees of certain international subsidiaries. These postretirement benefits vary among plans, and many plans require contributions from retirees. The expected cost of providing such postretirement benefits is accrued during the years employees render service.

As a result of the acquisition of Phelps Dodge, FCX acquired postretirement obligations that had plan assets consisting of two Voluntary Employees’ Beneficiary Association (VEBA) trusts. One trust was dedicated to funding postretirement medical obligations and the other to funding postretirement life insurance obligations for eligible U.S. retirees of FMC. During 2008, the VEBA trusts were amended to allow FCX to pay benefits for both active employees and retirees from the trusts. As a result, in accordance with accounting guidance, the VEBA trusts no longer qualified as plan assets for purposes of FCX’s postretirement medical and life insurance benefit obligations.

The discount rate for FCX’s postretirement medical and life insurance benefit plans was determined on the same basis as FCX’s pension plans.

Information as of December 31, 2009 and 2008, on the postretirement benefit plans follows:

	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$257	$256
Service cost	1	1
Interest cost	15	14
Actuarial losses (gains)	20	(8)
Curtailmentsa	(3)	23
Special retirement benefitsa	2	–
Benefits paid, net of employee and partner contributions,
and Medicare Part D subsidy	(27)	(29)
Benefit obligation at end of year	265	257

Change in plan assets:
Fair value of plan assets at beginning of year	–	150
Actual return on plans assets	–	3
Employer and partner contributions	30	2
Employee contributions	9	–
Benefits paid	(39)	(40)
Transfer of plan assetsb	–	(115)
Fair value of plan assets at end of year	–	–

Funded status	$(265)	$(257)

Discount rate assumption	5.20%	6.30%

	2009	2008
Balance sheet classification of funded status:
Accounts payable and accrued liabilities	$(29)	$(32)
Other liabilities	(236)	(225)
Total	$(265)	$(257)

a.	Resulted from revised mine operating plans and reductions in the workforce (refer to Note 2 for further discussion).

b.	During 2008, the VEBA trusts were amended to allow benefit payments for both active employees and retirees; therefore, the VEBA trusts no longer qualified as plan assets.

Included in accumulated other comprehensive income (loss) are the following amounts that have not been recognized in net periodic benefit cost: unrecognized prior service credits of less than $1 million and unrecognized actuarial losses of $15 million ($12 million net of tax and noncontrolling interests) at December 31, 2009; and unrecognized prior service credits of less than $1 million and unrecognized actuarial gains of $4 million ($2 million net of tax and noncontrolling interests) at December 31, 2008. The amount expected to be recognized in net periodic benefit cost for 2010 is less than $1 million for prior service credits.

Expected benefit payments for these plans total $29 million for 2010, $28 million for 2011, $26 million for 2012, $25 million for 2013, $23 million for 2014, and $97 million for 2015 through 2019.

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for FCX’s postretirement benefits for the years ended December 31, 2009, 2008 and 2007 (FMC’s plans for the year ended December 31, 2007, includes the period March 20, 2007, through December 31, 2007, because of the Phelps Dodge acquisition), follow:

	2009	2008	2007
Weighted-average assumptionsa:
Discount rate – medical retiree	6.30%	6.00%	5.62%
Discount rate – life retiree	6.30%	6.00%	5.66%
Expected return on plan assets – medical retiree	N/A	3.30%	3.70%
Expected return on plan assets – life retiree	N/A	4.30%	4.50%

Service cost	$1	$1	$1
Interest cost	15	14	11
Expected return on plan assets	–	(4)	(5)
Curtailmentsb	(3)	23	–
Special retirement benefitsb	2	–	–
Net periodic benefit cost	$15	$34	$7

a.	The assumptions shown only relate to the FMC plans.

b.	Resulted from revised mine operating plans and reductions in the workforce (refer to Note 2 for further discussion).

The assumed medical-care trend rates at December 31, 2009 and 2008, follow:

	2009	2008
Medical-care cost trend rate assumed for
the next year	8.5%	9.0%
Rate to which the cost trend rate is assumed
to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2020	2013

The effect of a one percent increase or decrease in the medical-care cost trend rates assumed for postretirement medical benefits would result in increases or decreases of approximately $1 million in the aggregate service and interest cost components; for the postretirement benefit obligation, the effect of a one-percent increase is approximately $9 million and the effect of a one-percent decrease is approximately $8 million.

FCX has a number of postemployment plans covering severance, long-term disability income, continuation of health and life insurance coverage for disabled employees or other welfare benefits. The accumulated postemployment benefit consisted of a current portion of $7 million (included in accounts payable and accrued liabilities) and a long-term portion of $49 million (included in other liabilities) at December 31, 2009, and a current portion of $6 million and a long-term portion of $41 million at December 31, 2008.

FCX also sponsors savings plans for the majority of its U.S. employees. The plans allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. These savings plans are principally qualified 401(k) plans for all U.S. salaried and non-bargained hourly employees. In these plans, participants exercise control and direct the investment of their contributions and account balances among various investment options. FCX matches a percentage of employee pre-tax deferral contributions up to certain limits, which varies by plan. In addition, prior to January 1, 2009, the FMC principal savings plan included a profit sharing feature for its non-bargained employees. Effective January 1, 2009, the FMC principal savings plan was merged into the FCX savings plan, which does not include a profit sharing feature.

During 2000, FCX and FM Services Company enhanced their primary savings plan for substantially all their employees following their decision to terminate their defined benefit pension plans. Subsequent to the enhancement, FCX and FM Services Company contribute amounts to individual accounts totaling either 4 percent or 10 percent of each employee’s pay, depending on a combination of each employee’s age and years of service as of June 30, 2000. For employees whose eligible compensation exceeds certain levels, FCX provides an unfunded defined contribution plan. The balance of this liability totaled $43 million on December 31, 2009 and 2008.

Prior to January 1, 2009, FMC had a defined contribution plan for its eligible employees hired on or after January 1, 2007. Under this plan, FMC contributed amounts to individual accounts ranging from 3 percent to 6 percent of each eligible employee’s earnings, depending on years of service. Effective January 1, 2009, this plan was merged into the FCX savings plan. Subsequent to January 1, 2009, FMC contributes enhanced amounts for its eligible employees hired on or after January 1, 2007, totaling 4 percent of each eligible employee’s earnings, regardless of years of service. However, most eligible FMC employees who were receiving more than 4 percent of their eligible earnings under the previous FMC defined contribution plan will continue to receive the higher percentage of their eligible earnings.

The costs charged to operations for FCX’s, FM Services Company’s, and FMC’s employee savings plans and defined contribution plans totaled $30 million in 2009, $58 million in 2008 and $43 million in 2007.

FCX has other employee benefit plans, certain of which are related to FCX’s financial results, which are recognized in operating costs.

NOTE 12.  STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
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

In December 2008, FCX’s Board of Directors suspended the cash dividend on FCX’s common stock; accordingly, there were no common stock dividends paid in 2009. In October 2009, the Board of Directors reinstated an annual cash dividend on FCX’s common stock of $0.60 per share. On December 30, 2009, FCX declared a quarterly dividend of $0.15 per share, which was paid on February 1, 2010, to common shareholders of record at the close of business on January 15, 2010. The Board of Directors will continue to review FCX’s financial policy on an ongoing basis.

Preferred Stock.  On March 28, 2007, FCX sold 28.75 million shares of 6¾% Mandatory Convertible Preferred Stock, with a liquidation preference of $100 per share, for net proceeds of $2.8 billion. The 6¾% Mandatory Convertible Preferred Stock will automatically convert on May 1, 2010, into shares of FCX common stock. The conversion rate is adjustable upon the occurrence of certain events, including the payment in any quarter of common stock dividends exceeding $0.3125 per share; however, adjustments required as a result of dividends that do not exceed one percent are carried forward and must be made no later than August 1 of each year. As a result of the quarterly common stock dividends paid through December 31, 2009, each share of preferred stock is now convertible on May 1, 2010, into between 1.3716 and 1.6460 shares of FCX common stock, for a total of between 39 million and 47 million shares, depending on the applicable market value of FCX’s common stock. The conversion rate depends on the applicable average market price of FCX’s common stock over the 20 trading day period ending on the third trading day prior to May 1, 2010. The conversion rate per $100 face amount of the preferred stock will be 1.6460 when the FCX common stock price is at or below $60.75 and 1.3716 when the FCX common stock price is at or above $72.91. For FCX common stock prices between these levels, the conversion rate will be equal to $100 divided by FCX’s common stock price. Holders may elect to convert at any time prior to May 1, 2010, at a conversion rate equal to 1.3716 shares of FCX common stock, or an aggregate of approximately 39 million shares. Dividends are payable quarterly on February 1, May 1, August 1 and November 1.

In March 2004, FCX sold 1.1 million shares of 5½% Convertible Perpetual Preferred Stock for net proceeds of $1.1 billion. The conversion rate was adjustable upon the occurrence of certain events, including the payment in any quarter of common stock dividends exceeding $0.20 per share. As a result of the quarterly and supplemental common stock dividends paid through August 31, 2009, each share of preferred stock was convertible into 21.5305 shares of FCX common stock, equivalent to a conversion price of approximately $46.45 per common share. In December 2008, through privately negotiated transactions, FCX induced conversion of 268,331 shares of its 5½% Convertible Perpetual Preferred Stock with a liquidation preference of $268 million into 5.8 million shares of FCX common stock. To induce conversion of these shares, FCX issued to the holders an additional 1.0 million shares of FCX common stock valued at $22 million, which was recorded as losses on induced conversions in the consolidated statements of operations. In September 2009, FCX called for redemption the remaining outstanding shares of its 5½% Convertible Perpetual Preferred Stock. Of the 831,554 shares outstanding at the time of the call, 830,529 shares were converted into 17.9 million shares of FCX common stock, and the remaining 1,025 shares were redeemed for approximately $1 million in cash.

Stock Award Plans.  FCX currently has five stock-based compensation plans, including two Phelps Dodge plans resulting from the acquisition. As of December 31, 2009, only three of the plans, all of which are stockholder approved (which are discussed below), have awards available for grant.

The 2003 Stock Incentive Plan (the 2003 Plan) provides for the issuance of stock options, SARs, restricted stock, restricted stock units and other stock-based awards. The 2003 Plan allows FCX to grant awards for up to 8 million common shares to eligible participants. In 2004, FCX’s stockholders approved the 2004 Director Compensation Plan (the 2004 Plan). The 2004 Plan authorizes awards of options and restricted stock units for up to 1 million shares of common stock and the one-time grant of 66,882 SARs. In 2006, FCX’s stockholders approved the 2006 Stock Incentive Plan (the 2006 Plan), and in 2007, FCX’s stockholders approved amendments to the plan primarily to increase the number of shares. The 2006 Plan provides for the issuance of stock options, SARs, restricted stock, restricted stock units and other stock-based awards for up to 37 million common shares. As of December 31, 2009, shares available for grant totaled 25.2 million shares under the 2006 Plan and less than 30,000 shares under the 2003 and 2004 Plans.

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

Stock-Based Compensation Cost. Compensation cost charged against earnings for stock-based awards is shown below for the years ended December 31, 2009, 2008 and 2007. FCX did not capitalize any stock-based compensation costs during the years ended December 31, 2009, 2008 and 2007.

	2009	2008		2007
Stock options awarded to employees (including directors)	$67	$66		$71
Stock options awarded to nonemployees	5	5		5
Restricted stock units awarded to employees	28	52		–
Restricted stock units in lieu of cash awards	–	(29	)a	67
Restricted stock awards to employees	2	3		6
Restricted stock units awarded to directors	1	4		3
Stock appreciation rights	4	(6)		7
Total stock-based compensation costb	107	95		159
Tax benefit	(41)	(36)		(62)
Noncontrolling interests’ share	(3)	(2)		(4)
Impact on net income (loss)	$63	$57		$93

a.	Reflects an adjustment related to 2007 awards.

b.
Amounts are before Rio Tinto’s share of the cost of employee exercises of in-the-money stock options, which decreased consolidated selling, general and administrative expenses by $2 million in 2009, $1 million in 2008 and $4 million in 2007.

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

A summary of options outstanding as of December 31, 2009, including 65,977 SARs, and changes during the year ended December 31, 2009, follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Option Price	Term (years)	Value
Balance at January 1	9,852,947	$64.98
Granted	3,651,000	25.89
Exercised	(785,937)	40.30
Expired/Forfeited	(257,213)	60.58
Balance at December 31	12,460,797	55.17	7.5	$328

Vested and exercisable at December 31	4,554,967	59.71	6.4	$98

Summaries of options outstanding, including SARs, and changes during the years ended December 31, 2008 and 2007, follow:

	2008		2007
		Weighted-		Weighted-
		Average		Average
	Number of	Option	Number of	Option
	Options	Price	Options	Price
Balance at January 1	10,759,798	$58.17	5,801,716	$39.70
Granted	1,449,500	91.10	6,641,500	69.89
Conversion of Phelps Dodge options	–	–	806,595	28.38
Exercised	(2,198,601)	48.51	(2,276,391)	34.45
Expired/Forfeited	(157,750)	70.43	(213,622)	59.29
Balance at December 31	9,852,947	64.98	10,759,798	58.17

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model. Expected volatility is based on implied volatilities from traded options on FCX’s stock and historical volatility of FCX’s stock. FCX uses historical data to estimate future option exercises, forfeitures and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected dividend rate is calculated as the annual dividend (excludes supplemental dividends) at the date of grant divided by the average stock price for the one-year period preceding the grant date. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option at the grant date. The weighted-average assumptions used to value stock option awards during the years ended December 31, 2009, 2008 and 2007, follow:

	2009	2008	2007
Expected volatility	70.6%	49.3%	37.3%
Expected life of options (in years)	4.37	4.60	4.25
Expected dividend rate	–%	2.0%	2.2%
Risk-free interest rate	1.5%	3.3%	4.6%

The weighted-average grant-date fair value of options granted was $14.29 per option during 2009, $34.91 per option during 2008 and $21.33 per option during 2007. The total intrinsic value of options exercised was $24 million during 2009, $128 million during 2008 and $96 million during 2007. The total fair value of options vested was $70 million during 2009, $61 million during 2008 and $29 million during 2007. As of December 31, 2009, FCX had $70 million of total unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted-average period of 1.4 years.

The following table includes amounts related to exercises of stock options and SARs and vesting of restricted stock units and restricted stock awards during the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
FCX shares tendered to pay the exercise price
and/or the minimum required taxesa	542,786	823,915	1,389,845
Cash received from stock option exercises	$18	$56	$54
Actual tax benefit realized for tax deductions	21	78	63
Amounts FCX paid for employee taxes	12	34	68
Amounts FCX paid for exercised SARs	1	1	5

a.
Under terms of the related plans, upon exercise of stock options and vesting of restricted stock units and restricted stock awards, employees may tender FCX shares to FCX to pay the exercise price and/or the minimum required taxes.

Restricted Stock Units. Prior to December 2008, FCX had a restricted stock program that allowed FCX senior executives to elect to receive restricted stock units in lieu of all or part of their annual cash incentive compensation. The annual cash incentive was a function of FCX’s consolidated operating cash flows for the preceding year. Awards of these restricted stock units to the FCX executive officers were considered performance-based awards. To compensate for certain restrictions and the risk of forfeiture, the restricted stock units were awarded at a 50 percent premium to the market value on the date of grant. The awards vest ratably over three years or upon retirement and were subject to achievement of certain performance measures. For retirement-eligible executives, the fair value of the restricted stock units was estimated based on projected operating cash flows for the year and was charged to expense ratably over the year the cash flows were generated. The services could have been performed in the calendar year preceding the date of grant. Effective December 2, 2008, the Board of Directors discontinued this program.

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

A summary of outstanding restricted stock units as of December 31, 2009, and activity during the year ended December 31, 2009, follows:

		Weighted-
		Average
	Number of	Remaining	Aggregate
	Restricted	Contractual	Intrinsic
	Stock Units	Term (years)	Value
Balance at January 1	1,776,462
Granted	467,500
Vested	(798,731)
Forfeited	(8,232)
Balance at December 31	1,436,999	0.9	$115

The total grant-date fair value of restricted stock units granted during the year ended December 31, 2009, was $12 million. The total intrinsic value of restricted stock units vested was $22 million during 2009, $33 million during 2008 and $1 million during 2007. As of December 31, 2009, FCX had $14 million of total unrecognized compensation cost related to unvested restricted stock units expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Awards. As discussed above, FCX has restricted stock awards that were issued in connection with the Phelps Dodge acquisition. A summary of outstanding restricted stock awards as of December 31, 2009, and activity during the year ended December 31, 2009, follows:

Balance at January 1	45,321
Vested	(6,366)
Forfeited	(1,841)
Balance at December 31	37,114

The total grant-date fair value of restricted stock awards was $5 million at the acquisition date. The total fair value of shares released or vested was less than $1 million during 2009 and 2008 and $2 million during 2007. As of December 31, 2009, FCX had $2 million of total unrecognized compensation cost, including the cash portion resulting from the conversion of restricted stock awards at the acquisition date, related to unvested restricted stock awards expected to be recognized over a weighted-average period of 1.2 years.

NOTE 13.  INCOME TAXES
Geographic sources of income (loss) from continuing operations before income taxes and equity in affiliated companies’ net earnings for the years ended December 31, 2009, 2008 and 2007, consist of the following:

	2009	2008	2007
United States	$98	$(13,850)	$977
Foreign	5,718	541	5,134
Total	$5,816	$(13,309)	$6,111

The provision for (benefit from) income taxes from continuing operations for the years ended December 31, 2009, 2008 and 2007, consists of the following:

	2009	2008	2007
Current income taxes:
Federal	$19	$536	$458
State	7	14	72
Foreign	1,971	1,213	1,942
Total current	1,997	1,763	2,472

Deferred income taxes (benefits):
Federal	(70)	(3,635)	(295)
State	79	(686)	(20)
Foreign	301	(609)	243
Total deferred	310	(4,930)	(72)

Valuation allowance on prior year deferred
tax asset	–	323	–

Provision for (benefit from) income taxes	$2,307	$(2,844)	$2,400

A reconciliation of the U.S. federal statutory tax rate to FCX’s effective income tax rate for the years ended December 31, 2009, 2008 and 2007, follows:

	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$2,036	35%	$(4,658)	35%	$2,139	35%
Foreign withholding tax	375	6	(55)	1	371	6
Foreign tax credit limitation	112	2	95	(1)	125	2
Reversal of indefinite
reinvestment assertion	–	–	–	–	111	2
Percentage depletion	(168)	(3)	(336)	3	(284)	(5)
International tax rate differential	(147)	(2)	59	(1)	(184)	(3)
Valuation allowance on minimum
tax credits	104	2	359	(3)	–	–
Goodwill impairment	–	–	2,095	(16)	–	–
State income taxes	(2)	–	(437)	3	–	–
Other items, net	(3)	–	34	–	122	2
Provision for (benefit from)
income taxes	$2,307	40%	$(2,844)	21%	$2,400	39%

FCX paid federal, state, local and foreign income taxes totaling $1,558 million in 2009, $2,656 million in 2008 and $2,660 million in 2007. FCX received refunds of federal, state, local and foreign income taxes of $193 million in 2009 and $123 million in 2008 and 2007.

FCX’s income tax receivable decreased by $472 million primarily as a result of Indonesian estimated tax overpayments made in 2008 that were applied against the 2009 tax liability.

The components of deferred taxes follow:

	December 31,
	2009	2008
Deferred tax assets:
Foreign tax credits	$1,664	$1,260
Net operating loss carryforwards	184	128
Minimum tax credits	509	359
Accrued expenses	882	767
Employee benefit plans	234	183
Inventory	74	74
Other	136	215
Deferred tax assets	3,683	2,986
Valuation allowances	(2,157)	(1,763)
Net deferred tax assets	1,526	1,223

Deferred tax liabilities:
Property, plant, equipment and development costs	(3,272)	(2,956)
Undistributed earnings	(766)	(569)
Other	(66)	(34)
Total deferred tax liabilities	(4,104)	(3,559)

Net deferred tax liabilities	$(2,578)	$(2,336)

At December 31, 2009, FCX had U.S. foreign tax credit carryforwards from continuing operations of $1.7 billion that will expire between 2010 and 2019. In addition, FCX had U.S. minimum tax credits carryforwards from continuing operations of $509 million. These credits can be carried forward indefinitely, but may be used only to the extent that regular tax exceeds the alternative minimum tax in any given year.

At December 31, 2009, FCX had Spanish net operating loss carryforwards from continuing operations of $431 million that expire between 2011 and 2023. In addition, FCX had U.S. state net operating loss carryforwards from continuing operations of $54 million that expire between 2010 and 2029.

On the basis of available information at December 31, 2009, FCX has provided valuation allowances for certain of its deferred tax assets where FCX believes it is likely that the related tax benefits will not be realized. At December 31, 2009, valuation allowances totaled $2.2 billion and covered all of FCX’s U.S. foreign tax credit carryforwards and U.S. state net operating loss carryforwards, and a portion of its foreign net operating loss carryforwards and U.S. minimum tax credit carryforwards. This valuation allowance includes $44 million relating to tax benefits that, if recognized, would be credited directly to contributed capital. At December 31, 2008, valuation allowances totaled $1.8 billion and covered all of FCX’s U.S. foreign tax credit carryforwards, U.S. minimum tax credit carryforwards, foreign net operating loss carryforwards and U.S. state net operating loss carryforwards, and also a portion of its net U.S. deferred tax assets. The $394 million increase in the valuation allowance during 2009 was primarily a result of an increase to the foreign tax credit carryforwards.

Income taxes are provided on the earnings of FCX’s material foreign subsidiaries under the assumption that these earnings will be distributed. FCX has not provided for other differences between the book and tax carrying amounts of these investments as FCX considers its ownership position to be permanent in duration and quantification of the related deferred tax liability is not practicable.

A summary of the activities associated with FCX’s reserve for unrecognized tax benefits, interest and penalties follows:

	Unrecognized
	Tax Benefits	Interest	Penalties
Balance at January 1, 2008	$202	$19	$–
Additions:
Prior year tax positions	14	*	*
Current year tax positions	32	*	*
Interest and penalties	–	5	–
Decreases:
Prior year tax positions	(3)	*	*
Lapse of statue of limitations	(7)	*	*
Interest and penalties	–	(1)	–
Balance at December 31, 2008	238	23	–
Additions:
Prior year tax positions	25	*	*
Current year tax positions	12	*	*
Interest and penalties	–	15	–
Decreases:
Prior year tax positions	–	*	*
Current year tax positions	(13(3)	*	*
Lapse of statue of limitations	(9)	*	*
Interest and penalties	–	(4)	–
Balance at December 31, 2009	$253	$34	$–

*	Amounts not allocated.

The reserve for unrecognized tax benefits of $253 million at December 31, 2009, includes $176 million ($122 million net of income tax benefits) that, if recognized, would reduce FCX’s provision for income taxes.

Changes in the reserve for unrecognized tax benefits associated with current year tax positions were primarily related to uncertainties associated with FCX’s cost recovery methods. Changes in the reserve for unrecognized tax benefits associated with prior year tax positions were primarily related to the refinement of estimated information to actual and the expiration of statute of limitations in a foreign jurisdiction.

It is reasonably possible that FCX will experience a $35 million to $85 million decrease in its reserve for unrecognized tax benefits within the next twelve months. FCX would experience this decrease in relation to uncertainties associated with its cost recovery methods if a settlement is reached with taxing authorities.

FCX or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years for FCX and its significant subsidiaries that remain subject to examination are as follows:

Jurisdiction	Years Under Examination	Additional Open Years
U.S. Federal	2003-2006,	Short Year Ending December 31, 2007,
	Short Year Ending March 19, 2007	2008-2009
Indonesia	2005-2006, 2008	2007, 2009
Peru	2007	2004-2006, 2008-2009
Chile	–	2006-2009
Arizona	2003-2007	2008-2009
New Mexico	–	2003-2009

NOTE 14.  CONTINGENCIES
Environmental. FCX incurred aggregate environmental capital expenditures and other environmental costs, including joint venture partners’ share, totaling $289 million in 2009, $377 million in 2008 and $280 million in 2007.

FCX subsidiaries that operate in the U.S. are subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. FCX subsidiaries that operate in the U.S. also are subject to potential liabilities arising under CERCLA or similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment, including damages to natural resources. With the passage of CERCLA in 1980, companies like FMC became legally responsible for environmental remediation on properties previously owned or operated by them, irrespective of when the damage to the environment occurred or who caused it. That liability often is shared on a joint and several basis with all other owners and operators, meaning that each owner or operator of the property is fully responsible for the cleanup, although in many cases some or all of the other historical owners or operators no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of FCX’s acquisition of Phelps Dodge in 2007, many of the subsidiary companies FCX now owns are responsible for a wide variety of environmental remediation projects throughout the U.S. FCX expects to spend substantial sums annually for many years to address those remediation issues. Certain FCX subsidiaries have been advised by the U.S. Environmental Protection Agency (EPA), the Department of the Interior, the Department of Agriculture and several state agencies that, under CERCLA or similar state laws and regulations, they may be liable for costs of responding to environmental conditions at a number of sites that have been or are being investigated to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. As of December 31, 2009, FCX had more than 100 active remediation projects in the U.S. in approximately 25 states. FCX is also subject to claims where the release of hazardous substances is alleged to have damaged natural resources.

A summary of changes in environmental obligations for the years ended December 31, 2009, 2008 and 2007, follows:

	2009	2008	2007
Balance at beginning of year	$1,401	$1,268	$–
Liabilities assumed in the acquisition of Phelps Dodge	–	117	1,334
Accretion expensea	102	95	–
Additions	40	36	6
Reductions	(3)	(1)	(1)
Spending	(76)	(114)	(71)
Balance at end of year	1,464	1,401	1,268
Less current portion	(168)	(120)	(166)
Long-term portion	$1,296	$1,281	$1,102

a.	Represents accretion of the fair value of environmental obligations assumed in the acquisition of Phelps Dodge, which were determined on a discounted cash flow basis.

Estimated environmental cash payments (on an undiscounted and unescalated basis) total $168 million in 2010, $105 million in 2011, $98 million in 2012 and 2013, $90 million in 2014 and $1.9 billion thereafter.

As a result of the acquisition of Phelps Dodge, FCX was required to record Phelps Dodge’s environmental obligations at fair value on the acquisition date in accordance with business combination accounting guidance. At the acquisition date, Phelps Dodge’s historical environmental obligations of $385 million, before purchase accounting adjustments to fair value, were based on accounting guidance that requires an estimated loss be recorded for a loss contingency if, prior to the issuance of the financial statements, it is probable that a liability had been incurred and the loss can be reasonably estimated. Amounts recorded under this accounting guidance are generally not considered fair value. FCX has an environmental and legal group dedicated to the ongoing review and monitoring of environmental remediation sites. At the acquisition date, the largest environmental remediation sites were undergoing studies to evaluate the extent of the environmental damage and the available remedies. Advancement of these studies and consideration of alternative remedies and cost sharing arrangements resulted in FCX’s calculation of the estimated fair values being approximately $1.1 billion greater than the historical Phelps Dodge estimates. FCX finalized the allocation of the purchase price associated with the Phelps Dodge acquisition in the first quarter of 2008. As a result, the fair value of the environmental obligations was estimated at approximately $1.45 billion. Significant adjustments to these obligations could occur in the future. New environmental obligations will be recorded as described in Note 1 under “Environmental Expenditures.”

FCX believes that there may be other potential claims for recovery from other third parties, including the U.S. government and other PRPs. These potential recoveries are not recognized unless realization is considered probable.

At December 31, 2009, the most significant environmental obligations are associated with the Pinal Creek site, the Newtown Creek proposed Superfund site, several historical smelter sites principally located in Arizona, Kansas and Oklahoma, and uranium mining sites in the western U.S. The recorded environmental obligations for these sites totaled $1.2 billion at December 31, 2009. A discussion of these sites follows.

Pinal Creek. The Pinal Creek site located near Miami, Arizona, was listed under the Arizona Department of Environmental Quality’s (ADEQ) Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by the members of the Pinal Creek Group (PCG), consisting of Phelps Dodge Miami, Inc. (Miami), a wholly owned subsidiary of FMC, and two other companies. In 1998, the District Court approved a Consent Decree between the PCG members and the state of Arizona resolving all matters related to an enforcement action contemplated by the state of Arizona against the PCG members with respect to groundwater contamination. The Consent Decree committed the PCG members to complete the remediation work outlined in the Consent Decree, and that work continues at this time and is expected to continue for many years in the future.

FCX is a party to litigation entitled Pinal Creek Group, et al. v. Newmont Mining Corporation, et al., United States District Court, District of Arizona, Case No. CIV 91-1764 PHX DAE (LOA), filed on May 1, 1991. Remediation costs have been paid pursuant to an interim cost sharing allocation among the members of the PCG, with Miami’s interim allocation being approximately two-thirds. However, there have been significant disagreements among the members of the PCG regarding the cost allocation, with other members alleging in the federal court proceeding that Miami should be responsible for substantially all of the costs. In February 2010, FCX settled those disagreements and the associated litigation (refer to Note 23 for further discussion). The settlement did not result in a change to the obligation, which was estimated at fair value when assumed in the Phelps Dodge acquisition.

Newtown Creek. From the 1930s until 1984, Phelps Dodge Refining Corporation (PDRC) operated a smelter and/or refinery on the banks of Newtown Creek, which is a waterway that forms part of the boundary between Brooklyn and Queens in New York City. Heavy industrialization along the banks of Newtown Creek and discharges from the City of New York’s sewer system over more than a century resulted in environmental contamination of the waterway. The New York Attorney General previously notified several companies, including PDRC, about possible obligations to clean up sediments in Newtown Creek. In September 2009, the EPA proposed designating Newtown Creek as a Superfund site with a final decision expected in 2010.

Historical Smelter Sites. FMC and its predecessors at various times owned or operated historical copper and zinc smelters in several states, including Arizona, Kansas, Oklahoma and Pennsylvania. For some of these smelter sites, certain FCX subsidiaries have been advised by EPA or state agencies that they may be liable for costs of investigating and, if appropriate, remediating environmental conditions associated with the smelters. At other sites, certain FCX subsidiaries have entered into state voluntary remediation programs to investigate and, if appropriate, remediate site conditions associated with the smelters. The historical smelter sites are in various stages of assessment.

From 1916 to 1974, Blackwell Zinc Company, Inc. (BZC), currently a subsidiary of FCX, owned and operated a zinc smelter in Blackwell, Oklahoma. In 1974, the smelter was demolished and the property deeded to the Blackwell Industrial Authority. Pursuant to an administrative order with the State of Oklahoma (the State), BZC undertook remedial actions in Blackwell in 1996 and 1997, including sampling residential and commercial properties, and removing soils on properties that were found to have metal concentrations above state-established cleanup standards. From 1997 to 2003, BZC investigated the nature and extent of groundwater contamination potentially attributable to the former smelter and evaluated options for remedying such contamination. In 2003, the State adopted a cleanup plan requiring the installation of a groundwater extraction and treatment system and the closure of domestic groundwater wells within the groundwater plume area. BZC is constructing the groundwater extraction and treatment system, with system startup anticipated in the second quarter of 2010.

In 2007, FCX, on behalf of BZC, commenced a voluntary community outreach program inviting property owners in and around Blackwell to have their properties sampled for the presence of smelter-related contaminants, and agreed to remediate properties whose soils are found to have metal concentrations above state-established cleanup standards. As a result of these efforts, as of January 31, 2010, owners of about 4,200 properties requested sampling, representing approximately 84 percent of all eligible properties. Based on sampling results from approximately 89 percent of the properties requesting sampling, about 16 percent of sampled yards and 34 percent of alleyways require some level of cleanup. Residential yard cleanups started in October 2008. All of these soil sampling and remediation activities are being coordinated with, and supervised by, the State.

On April 14, 2008, a purported class action was filed in the District Court of Kay County, Oklahoma, against FCX and several of its direct and indirect subsidiaries, including BZC, entitled Coffey, et al., v. Freeport-McMoRan Copper & Gold, Inc., et al., Kay County, Oklahoma District Court, Case No. CJ-2008-68. The suit alleges that the operations of BZC’s zinc smelter in Blackwell, Oklahoma, from 1918 to 1974 resulted in contamination of the soils and groundwater in Blackwell and the surrounding area. Unspecified compensatory and punitive damages are sought on behalf of the putative class members, consisting of current and former residents and property owners, for alleged diminution in property values. There is also a request for an order compelling remediation of allegedly contaminated properties and the establishment of a monetary fund to monitor the present and future health of the putative class members.

On December 7, 2009, 18 individuals filed a related suit in District Court of Kay County, Oklahoma, against FCX and several of its direct and indirect subsidiaries, including BZC, entitled Brown et al. v. Freeport-McMoRan Copper & Gold Inc., et al., Kay County, Oklahoma District Court, Case No. CJ-2009-213, alleging personal injuries resulting from exposure to lead and seeking compensatory and punitive damages. FCX intends to defend both of these matters vigorously.

On October 15, 2009, the City of Blackwell and the Blackwell Municipal Authority filed an action in District Court of Kay County, Oklahoma, against FCX and several of its direct and indirect subsidiaries, including BZC, entitled City of Blackwell et al. v. Freeport-McMoRan Copper & Gold, Inc, et al., Kay County, Oklahoma District Court, Case No. CJ-2009-15B. The suit alleged that the operations of BZC’s zinc smelter resulted in contamination of the soils and groundwater in the City of Blackwell. The plaintiffs alleged nuisance, trespass, negligence and unjust enrichment and claimed unspecified actual, equitable (for unjust enrichment) and punitive damages. In December 2009, FCX accrued $54 million (included in accounts payable and accrued liabilities) associated with a partial settlement with the City of Blackwell and the Blackwell Municipal Authority (refer to Note 23 for further discussion).

From the 1880s until 1975, FMC and certain predecessor and subsidiary entities operated a copper mine near Bisbee, Arizona. A series of smelters operated in Bisbee from approximately 1879 through 1908. In 2000, FMC entered the Bisbee area into the Arizona Voluntary Remediation Program (VRP) administered by ADEQ. In 2008, FMC expanded the VRP project to include other communities near Bisbee and commenced a voluntary community outreach program inviting property owners to have soils at their properties sampled for the presence of smelter and mine-related metals. FMC also has offered to property owners whose soils are found to have metal concentrations above ADEQ-established cleanup standards to remove the impacted soils and replace them with clean soils. During 2009, owners of about 3,000 properties requested sampling, representing approximately 60 percent of all eligible properties. Based on sampling results from approximately 50 percent of the properties, about 50 percent of sampled properties require some level of cleanup. As a result, FCX charged operating income and increased its environmental obligation for Bisbee soil cleanup by $31 million in 2009.

Uranium Mining Sites. During a period between 1940 and the early 1970s, certain FMC predecessor entities were involved in uranium exploration and mining in the western U.S. Similar exploration and mining activities by other companies have caused environmental impacts that have warranted remediation, and EPA and local authorities are currently evaluating the need for significant cleanup activities in the region. To date, FMC has undertaken remediation at a limited number of sites associated with these predecessor entities. FCX recognized the existence of a potential liability for these activities and had environmental obligations for six former uranium sites. An initiative to gather additional information about sites in the region is ongoing, and information gathered under this initiative was submitted to EPA Region 9 during the second and third quarters of 2008 and the fourth quarter of 2009 in response to an information request by EPA regarding uranium mining activities on Navajo Nation properties. FCX utilized the results of FMC’s remediation experience, in combination with historical and updated information gathered to date, to initially estimate its fair value of uranium-related liabilities assumed in the Phelps Dodge acquisition. No new information was developed in 2009 that required an adjustment to the initial fair value estimate of FCX’s environmental obligations.

Asset Retirement Obligations (AROs). FCX’s ARO cost estimates are reflected on a third-party cost basis and comply with FCX’s legal obligation to retire tangible, long-lived assets.

A summary of changes in FCX’s AROs for the years ended December 31, 2009, 2008 and 2007, follows:

	2009	2008	2007
Balance at beginning of year	$712	$728	$30
Liabilities assumed in the acquisition of Phelps Dodge	–	–	531	a
Liabilities incurred	12	5	1
Revisions to cash flow estimates	(17)	21	179
Accretion expense	52	51	27
Spending	(28)	(91)	(40)
Foreign currency translation adjustment	–	(2)	–
Balance at end of year	731	712	728
Less current portion	(46)	(42)	(97)
Long-term portion	$685	$670	$631

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

Legal requirements in New Mexico, Arizona and Colorado require financial assurance to be provided for the estimated costs of reclamation and closure, including groundwater quality protection programs. FCX has satisfied financial assurance requirements by using a variety of mechanisms, such as third-party performance guarantees, financial capability demonstrations, trust funds, surety bonds, letters of credit and collateral. The applicable regulatory requirements provide financial strength tests to support performance guarantees and financial capability demonstrations, which are designed to confirm a company’s or guarantor’s financial capability to fund future estimated reclamation and closure costs. The amount of financial assurance FCX is required to provide will vary with changes in laws, regulations and reclamation and closure cost estimates. As of December 31, 2009, FCX’s financial assurance obligations associated with closure and reclamation costs totaled $710 million, of which approximately $414 million was in the form of parent company guarantees and financial capability demonstrations. At December 31, 2009, FCX had trust assets totaling $129 million, which are legally restricted to fund a portion of its AROs for Chino, Tyrone and Cobre as required by New Mexico regulatory authorities.

New Mexico Environmental and Reclamation Programs. FCX’s New Mexico operations are subject to regulation under the New Mexico Water Quality Act and the Water Quality Control Commission (WQCC) regulations adopted under that Act. The New Mexico Environment Department (NMED) has required each of these operations to submit closure plans for NMED’s approval. The closure plans must include measures to assure meeting groundwater quality standards following the closure of discharging facilities and to abate any groundwater or surface water contamination. During 2009, the Tyrone operation appealed a WQCC decision regarding the point of groundwater withdrawal, which provides the basis for determining where groundwater quality standards must be met at FCX’s New Mexico mining sites. Finalized closure plan requirements, including those resulting from resolution of the appeal, could result in increases to the Tyrone, Chino and Cobre closure costs.

FCX’s New Mexico operations also are subject to regulation under the New Mexico Mining Act (the Mining Act), which was enacted in 1993, and the Mining Act rules, which are administered by the Mining Minerals Division (MMD). Under the Mining Act, mines are required to submit and obtain approval of closeout plans describing the reclamation to be performed following cessation of mining operations at all or a portion of the mines. At December 31, 2009, FCX had accrued reclamation and closure costs of $351 million for its New Mexico operations. As stated above, additional accruals may be required based on the state’s review of FCX’s updated closure plans and any resulting permit conditions (including conditions associated with NMED’s requirements as noted above), and the amount of those accruals could be material.

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

Portions of the Arizona mining facilities that operated after January 1, 1986, also are subject to the Arizona Mined Land Reclamation Act (AMLRA). AMLRA requires reclamation to achieve stability and safety consistent with post-mining land use objectives specified in a reclamation plan. Reclamation plans require approval by the State Mine Inspector and must include a cost estimate to perform the reclamation measures specified in the plan. During 2008 and 2009, FCX updated its closure approach at Sierrita, Tohono and Bagdad to address site-specific regulatory obligations and will continue to evaluate options for future reclamation and closure activities at its other operating and non-operating sites, which are likely to result in additional adjustments to FCX’s ARO liabilities. At December 31, 2009, FCX had accrued reclamation and closure costs of $187 million for its Arizona operations.

PT Freeport Indonesia Reclamation and Closure Programs. The ultimate amount of reclamation and closure costs to be incurred at PT Freeport Indonesia’s operations will be determined based on applicable laws and regulations and PT Freeport Indonesia’s assessment of appropriate remedial activities in the circumstances, after consultation with governmental authorities, affected local residents and other affected parties and cannot currently be projected with precision. Estimates of the ultimate reclamation and closure costs PT Freeport Indonesia will incur in the future involve complex issues requiring integrated assessments over a period of many years and are subject to revision over time as more complete studies are performed. Some reclamation costs will be incurred during mining activities, while most closure costs and the remaining reclamation costs will be incurred at the end of mining activities, which are currently estimated to continue for more than 31 years. At December 31, 2009, PT Freeport Indonesia had accrued reclamation and closure costs of $102 million.

In 1996, PT Freeport Indonesia began contributing to a cash fund ($12 million balance at December 31, 2009) designed to accumulate at least $100 million (including interest) by the end of its Indonesian mining activities. PT Freeport Indonesia plans to use this fund, including accrued interest, to pay the above-mentioned mine closure and reclamation costs. Any costs in excess of the $100 million fund would be funded by operational cash flow or other sources.

In May 2008, the Indonesian Minister of the Department of Energy and Mineral Resources issued a new regulation regarding mine reclamation and closure, which requires a company to provide a mine closure guarantee in the form of a time deposit placed in a state-owned bank in Indonesia. PT Freeport Indonesia does not believe that a deposit is required under the terms of its Contract of Work, but is working with the Department of Energy and Mineral Resources to review these requirements and discuss other options for the mine closure guarantee. In October 2009, PT Freeport Indonesia was invited to present its updated closure plan to the Department of Energy and Mineral Resources.

Litigation.  FCX is involved in various legal proceedings that arise in the ordinary course of business or are associated with environmental issues arising from legacy operations conducted over the years by Phelps Dodge and its affiliates. FCX does not believe that its potential liability in any such proceeding should have a material adverse effect on its business, financial condition or results of operations.

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

Letters of Credit and Surety Bonds.  Standby letters of credit totaled $47 million at December 31, 2009, primarily for reclamation and environmental obligations and workers’ compensation insurance programs. In addition, FCX had surety bonds totaling $123 million at December 31, 2009, associated with reclamation and closure ($99 million – see discussion above), self-insurance bonds primarily for workers’ compensation ($21 million) and other bonds ($3 million).

Insurance.  FCX purchases a variety of insurance products to mitigate potential losses. The various insurance products typically have specified deductible amounts, or self-insured retentions, and policy limits. FCX generally is self-insured for U.S. workers’ compensation, but purchases excess insurance up to statutory limits. An actuarial analysis is performed twice a year for various FCX casualty programs, including workers’ compensation, to estimate required insurance reserves. Insurance reserves totaled $60 million at December 31, 2009, which consisted of a current portion of $10 million (included in accounts payable and accrued liabilities) and a long-term portion of $50 million (included in other liabilities).

Other.  In December 2009, PT Freeport Indonesia was notified by the Large Taxpayer’s Office of the Government of Indonesia that PT Freeport Indonesia is obligated to pay value added taxes on certain goods imported after the year 2000. The amount of taxes and penalties would be significant. PT Freeport Indonesia believes that, pursuant to the terms of its Contract of Work, it is only required to pay value added taxes on these types of goods imported after December 30, 2009. PT Freeport Indonesia is working cooperatively with the applicable government authorities to resolve this matter.

In December 2008, Cerro Verde was notified by Peruvian revenue authorities of their intent to assess mining royalties related to the minerals processed by the Cerro Verde concentrator. In August 2009, Cerro Verde received a formal assessment in the amount of approximately $50 million in connection with its alleged obligations for mining royalties and fines for the period from October 2006 to December 2007. Cerro Verde is challenging this assessment as it believes that royalty obligations with respect to all minerals extracted are governed by its existing stability agreement, regardless of the processing method applied after extraction, and believes that it owes no royalties with respect to minerals processed through its concentrator. FCX is working cooperatively with the Peruvian authorities to resolve this matter.

NOTE 15.  COMMITMENTS AND GUARANTEES
Operating Leases.  FCX leases various types of properties, including offices and equipment. A summary of future minimum rentals under these non-cancelable leases at December 31, 2009, follows:

2010	$27
2011	28
2012	19
2013	14
2014	11
After 2014	99
Total payments	$198

Minimum payments under operating leases have not been reduced by aggregate minimum sublease rentals, which are minimal. Total aggregate rental expense under operating leases was $74 million in 2009, $90 million in 2008 and $54 million in 2007.

Contractual Obligations.  Based on applicable prices at December 31, 2009, FCX has unconditional purchase obligations of $2.4 billion, primarily comprising the procurement of copper concentrates and cathodes ($1.7 billion), transportation ($227 million) and oxygen ($178 million) that are essential to its operations worldwide. Some of FCX’s unconditional purchase obligations are settled based on the prevailing market rate for the service or commodity purchased. In some cases, the amount of the actual obligation may change over time because of market conditions. Obligations for copper concentrates and cathodes provide for deliveries of specified volumes, at market-based prices, to Atlantic Copper and the North America copper mines. Transportation obligations are for South America contracted ocean freight rates and for North America natural gas transportation. Oxygen obligations provide for deliveries of specified volumes, at fixed prices, primarily to Atlantic Copper.

FCX’s future commitments associated with unconditional purchase obligations total $1.4 billion in 2010, $399 million in 2011, $276 million in 2012, $224 million in 2013, $18 million in 2014 and $140 million thereafter. During 2009, 2008 and 2007, FCX fulfilled its minimum contractual purchase obligations or negotiated settlements in those situations in which it terminated an agreement containing an unconditional obligation.

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

The combined royalties, including the additional royalties that became effective January 1, 1999, totaled $147 million in 2009, $113 million in 2008 and $133 million in 2007.

In 2008, the Government of Indonesia enacted a new mining law, which will operate under a licensing system as opposed to the contract of work system that applies to PT Freeport Indonesia. In 2010, the Government of Indonesia promulgated regulations under the 2008 mining law and certain provisions address existing contracts of work. The regulations provide that contracts of work will continue to be honored until their expiration. However, the regulations attempt to apply certain provisions of the new law to any extension periods of contracts of work even though PT Freeport Indonesia's Contract of Work provides for two ten-year extension periods under the existing terms of its Contract of Work.

Africa. FCX is entitled to mine in the DRC under the “Amended and Restated Mining Convention” between Tenke Fungurume Mining S.A.R.L. and the Government of the DRC. The original Mining Convention was entered into in 1996 and was replaced with the Amended and Restated Mining Convention in 2005. The current Amended and Restated Mining Convention will remain in effect for as long as the Tenke Fungurume concession is exploitable. The royalty rate payable by Tenke Fungurume Mining S.A.R.L. under the Amended and Restated Mining Convention is 2 percent of net revenue. These mining royalties totaled $7 million in 2009.

In February 2008, the Ministry of Mines, Government of the DRC, sent a letter seeking comment on proposed material modifications to the mining contracts for the Tenke Fungurume concession, including the amount of transfer payments payable to the government, the government’s percentage ownership and involvement in the management of the mine, regularization of certain matters under Congolese law and the implementation of social plans. FCX responded to this letter indicating that its mining contracts were negotiated transparently and approved by the Government of the DRC following extended negotiations, and FCX believes they are fair and equitable, comply with Congolese law and are enforceable without modifications. FCX is continuing to work cooperatively with the DRC government to resolve these matters but cannot predict the timing or the outcome of this process. The contract review process has not affected FCX’s development schedule, and FCX is continuing to operate pursuant to the terms of its contract.

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

In 1996, PT Freeport Indonesia established the Freeport Partnership Fund for Community Development (formerly the Freeport Fund for Irian Jaya Development) through which PT Freeport Indonesia has made available funding and technical assistance to support the economic health, education and social development of the area. PT Freeport Indonesia has committed through 2011 to provide one percent of its annual revenue for the development of the local people in its area of operations through the Freeport Partnership Fund for Community Development. PT Freeport Indonesia charged $59 million in 2009, $34 million in 2008 and $48 million in 2007 to cost of sales for this commitment.

FCX’s Cerro Verde copper mine has provided a variety of community support projects over the years. During 2006, as a result of discussions with local mayors in the Arequipa region, Cerro Verde agreed to contribute to the design and construction of domestic water and sewage treatment plants for the benefit of the region. These facilities are being designed in a modular fashion so that initial installations can be readily expanded in the future. FCX charged cost of sales in 2008 and funded approximately $49 million to a designated bank account (included in other assets at December 31, 2009) that will be used for financing Cerro Verde’s share of the construction costs of these facilities.

During 2006, the Peruvian government announced that all mining companies operating in Peru will make annual contributions to local development funds for a five-year period when copper prices exceed certain levels that are adjusted annually. The contribution is equal to 3.75 percent of after-tax profits, of which 2.75 percent is contributed to a local mining fund and 1.00 percent to a regional mining fund. The charge to cost of sales for these local mining fund contributions totaled $28 million in 2009 and 2008 and $49 million in 2007.

Tenke Fungurume has committed to assist the communities living within its concession in the Katanga province of the DRC. Tenke Fungurume will contribute 0.3 percent of net sales revenue from production to a community development fund to assist the local communities with development of local infrastructure and related services, such as those pertaining to health, education and economic development. Tenke Fungurume charged $1 million in 2009 to cost of sales for this commitment.

Guarantees.  FCX provides certain financial guarantees (including indirect guarantees of the indebtedness of others) and indemnities.

At its Morenci mine in Arizona, FCX has a venture agreement dated February 7, 1986, with Sumitomo, which includes a put and call option guarantee clause. FCX holds an 85 percent undivided interest in the Morenci complex. Under certain conditions defined in the venture agreement, Sumitomo has the right to sell its 15 percent share to FCX. Likewise, under certain conditions, FCX has the right to purchase Sumitomo’s share of the venture. At December 31, 2009, the maximum potential payment FCX is obligated to make to Sumitomo upon exercise of the put option (or FCX’s exercise of its call option) totaled approximately $145 million based on calculations defined in the venture agreement. At December 31, 2009, FCX had not recorded any liability in its consolidated financial statements in connection with this guarantee as FCX does not believe, based on information available, that it is probable that any amounts will be paid under this guarantee as the fair value of Sumitomo’s 15 percent share is well in excess of the exercise price.

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

NOTE 16.  FINANCIAL INSTRUMENTS
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

A summary of unrealized gains recognized in income (loss) from continuing operations before income taxes and equity in affiliated companies’ net earnings for derivative financial instruments that are designated and qualify as fair value hedge transactions, along with the unrealized losses on the related hedged item (firm sales commitments) for the year ended December 31, 2009, follows:

		Hedged
	Derivative	Item
Commodity contracts:
FMC’s copper futures and swap contractsa	$11	$(11)

a.	Amounts are recorded in revenues.

FCX realized gains, which are recorded in revenues, of $49 million during 2009 from matured derivative financial instruments that qualified for hedge accounting.

A summary of the realized and unrealized gains (losses) recognized in income (loss) from continuing operations before income taxes and equity in affiliated companies’ net earnings for derivative financial instruments, including embedded derivatives, which do not qualify as hedge transactions for the years ended December 31, 2009, 2008 and 2007, follows:

	2009	2008	2007
Commodity contracts:
Embedded derivatives in provisional sales contractsa	$1,393	$(1,278)	$197
Embedded derivatives in provisional purchase contractsb	(3)	34	(10)
PT Freeport Indonesia’s copper forward contractsa	(104)	–	–
Atlantic Copper’s copper forward contractsb	2	(71)	(44)
FMC’s copper futures and swap contractsa	64	(184)	(38)
FMC’s zero-premium copper collarsa	–	–	(175)

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

A summary of the fair values of unsettled derivative financial instruments recorded on the consolidated balance sheet as of December 31, 2009, follows:

		Not
	Designated	Designated
	as Hedges	as Hedges
Commodity contracts:
FMC’s copper futures and swap contracts:
Asset positiona, b	$11	$2
Embedded derivatives in provisional sales/purchases contracts:c
Asset position	–	235
Liability position	–	(70)
Atlantic Copper’s copper forward contracts:
Asset positiona	–	1

a.	Amounts recorded in other current assets.

b.	At December 31, 2009, FCX had received $6 million from brokers associated with margin requirements (recorded in accounts payable and accrued liabilities).

c.	Amounts recorded either as a net accounts receivable or a net accounts payable.

Commodity Contracts.  From time to time, FCX has entered into forward, futures, and swap contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of December 31, 2009 and 2008, FCX had no price protection contracts relating to its mine production. A summary of FCX’s derivative contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges

Copper Futures and Swap Contracts. Some of FMC’s U.S. copper rod customers request a fixed market price instead of the COMEX average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures and swap contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in FCX receiving the COMEX average copper price in the month of shipment. Hedge gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the year ended December 31, 2009, resulting from hedge ineffectiveness. At December 31, 2009, FCX held copper futures and swap contracts that qualified for hedge accounting for 35 million pounds at an average price of $3.01 per pound, with maturities through November 2010.

Derivatives Not Designated as Hedging Instruments
Embedded derivatives and derivative financial instruments that do not meet the criteria to qualify for hedge accounting are discussed below.

Embedded Derivatives. As described in Note 1 under “Revenue Recognition,” certain FCX copper concentrate, copper cathode and gold sales contracts provide for provisional pricing primarily based on LME or COMEX prices (copper) and the London Bullion Market Association price (gold) at the time of shipment as specified in the contract. Similarly, FCX purchases copper and molybdenum under contracts that provide for provisional pricing (molybdenum purchases are based on an average Metals Week Molybdenum Oxide price). FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host sales agreements since the contracts do not allow for net settlement and always result in physical delivery. Sales and purchases with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism that is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale or purchase of the metals contained in the concentrates or cathodes at the then-current LME or COMEX price (copper), the London Bullion Market Association price (gold) or the average Metals Week Molybdenum Oxide price as defined in the contract (molybdenum). Mark-to-market price fluctuations recorded through the settlement date are reflected in revenues for sales contracts and in cost of sales as production and delivery costs for purchase contracts. At December 31, 2009, FCX had embedded derivatives on 662 million pounds of copper sales at an average price of $3.34 per pound, with maturities through May 2010, 186 thousand ounces of gold sales at an average price of $1,105 per ounce, with maturities through March 2010, 213 million pounds of copper purchases at an average price of $3.34 per pound, with maturities through April 2010 and 249 thousand pounds of molybdenum purchases at an average price of $10.85 per pound, with maturities through January 2010.

Copper Forward Contracts. In April 2009, FCX entered into copper forward sales contracts to lock in prices at an average of $1.86 per pound on 355 million pounds of PT Freeport Indonesia’s provisionally priced copper sales at March 31, 2009, which final priced from April 2009 through July 2009. These economic hedge transactions were intended to reduce short-term price volatility in earnings and cash flows. Gains and losses for these economic hedge transactions were recorded in revenues. FCX has not entered into additional forward sales contracts since April 2009 for its provisionally priced copper sales, but may enter into future transactions to lock in pricing on provisionally priced sales from time to time. However, FCX does not currently intend to change its long-standing policy of not hedging future copper production.

Atlantic Copper enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At December 31, 2009, Atlantic Copper held net forward copper purchase contracts for 8 million pounds at an average price of $3.19 per pound, with maturities through January 2010.

Copper Futures and Swap Contracts. In addition to the contracts discussed above that qualify for fair value hedge accounting, FCX also has similar contracts with FMC’s U.S. copper rod customers that do not qualify for hedge accounting because of certain terms in the sales contracts. Gains and losses for these economic hedge transactions are recorded in revenues. At December 31, 2009, FCX held copper futures and swap contracts for 3 million pounds at an average price of $2.64 per pound, with maturities through December 2010.

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

Foreign Currency Exchange Contracts.  As a global company, FCX transacts business in many countries and in many currencies. Foreign currency transactions of FCX’s international subsidiaries increase its risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. FCX may hedge or protect its international subsidiaries’ foreign currency transactions from time to time by entering into forward exchange contracts to lock in or minimize the effects of fluctuations in exchange rates. FCX had no outstanding foreign currency exchange contracts at December 31, 2009.

Interest Rate Swap Contracts.  From time to time, FCX or its subsidiaries may enter into interest rate swaps to manage its exposure to interest rate changes and to achieve a desired proportion of fixed-rate versus floating-rate debt based on current and projected market conditions. FCX may enter into interest rate swap contracts to lock in an interest rate considered to be favorable in order to protect against its exposure to variability in future interest payments attributable to increases in interest rates of the designated floating-rate debt. In some situations, FCX may enter into fixed-to-floating interest rate swap contracts to protect against changes in the fair value of the underlying fixed-rate debt that result from market interest rate changes and to take advantage of lower interest rates. FCX had no outstanding interest rate swap contracts at December 31, 2009.

Credit Risk.  FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses highly rated financial institutions that meet certain requirements. FCX also periodically reviews the creditworthiness of these institutions to ensure that they are maintaining their credit ratings. FCX does not anticipate that any of the financial institutions FCX deals with will default on their obligations. As of December 31, 2009, FCX did not have any significant credit exposure associated with derivative transactions.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, accounts receivable, trust assets, accounts payable and accrued liabilities, and long-term debt. Refer to Note 17 for the fair values of these financial instruments.

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

NOTE 17.  FAIR VALUE MEASUREMENT
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

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

A summary of FCX’s financial assets and liabilities measured at fair value on a recurring basis follows:

	Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents	$2,610	$2,610	$–	$–
Trust assets (current and long-term)	146	146	–	–
Available-for-sale securities (current and long-term)	74	74	–	–
Embedded derivatives in provisional sales/purchases
contracts, net	165	165	–	–
Other derivative financial instruments, net	14	14	–	–
	$3,009	$3,009	$–	$–

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

Embedded derivatives in provisional sales/purchases contracts. FCX’s embedded derivatives on provisional copper concentrate, copper cathode and gold sales are valued using quoted market prices based on the forward LME or COMEX prices (copper) and the London Bullion Market Association price (gold) and, as such, are classified within Level 1 of the fair value hierarchy. FCX’s embedded derivatives on provisional copper concentrate purchases are valued using quoted market prices based on the forward LME prices and, as such, are classified within Level 1 of the fair value hierarchy. FCX’s embedded derivatives on provisional molybdenum purchases are valued based on the latest average weekly Metals Week Molybdenum Dealer Oxide prices and, as such, are classified within Level 1 of the fair value hierarchy.

Other derivative financial instruments. FCX’s other derivative financial instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets (refer to Note 16 for further discussion).

A summary of the carrying amount and fair value of FCX’s financial instruments at December 31, 2009 and 2008, follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalentsa	$2,656	$2,656	$872	$872
Accounts receivableb, c	1,803	1,803	1,212	1,212
Trust assets (current and long-term)a	146	146	260	260
Available-for-sale securities (current and
long-term)a	74	74	84	84
Derivative assetsa	14	14	–	–
Accounts payable and accrued liabilitiesb, d	(1,837)	(1,837)	(2,644)	(2,644)
Rio Tinto share of joint venture cash flowsb	(161)	(161)	–	–
Dividends payableb	(99)	(99)	(44)	(44)
Debt (including amounts due within one year)e	(6,346)	(6,735)	(7,351)	(5,889)

a.	Recorded at fair value. Quoted market prices are used to determine fair value.

b.	Fair value approximates the carrying amounts because of the short maturity of these instruments.

c.	Includes derivative assets of $235 million in 2009 and $89 million in 2008, which are recorded at fair value based on quoted market prices.

d.	Includes derivative liabilities of $70 million in 2009 and $578 million in 2008, which are recorded at fair value based on quoted market prices.

e.	Generally recorded at cost. Fair value of substantially all of FCX’s long-term debt is estimated based on quoted market prices.

NOTE 18.  ACQUISITION OF PHELPS DODGE
On March 19, 2007, FCX acquired Phelps Dodge, a fully integrated producer of copper and molybdenum, with mines in North and South America and processing capabilities for other by-product minerals, such as gold, silver and rhenium, and several development projects, including Tenke Fungurume in the DRC.

In the acquisition, each share of Phelps Dodge common stock was exchanged for 0.67 of a share of FCX common stock and $88.00 in cash. As a result, FCX issued 136.9 million shares and paid $18.0 billion in cash to Phelps Dodge shareholders. The acquisition was accounted for under the purchase method with FCX as the accounting acquirer.

The estimated fair value of assets acquired and liabilities assumed and the results of Phelps Dodge’s (now known as FMC) operations are included in FCX’s consolidated financial statements beginning March 20, 2007.

A summary of the $25.8 billion purchase price, which was funded through a combination of common shares issued, borrowings under an $11.5 billion senior credit facility, proceeds from the offering of $6.0 billion of senior notes (refer to Note 10 for further discussion) and available cash resources follows:

Phelps Dodge common stock outstanding and issuable at
March 19, 2007 (in millions)	204.3
Exchange offer ratio per share of FCX common stock for each
Phelps Dodge common share	0.67
Shares of FCX common stock issued (in millions)	136.9

Cash consideration of $88.00 for each Phelps Dodge common share	$17,979	a
Fair value of FCX common stock issued	7,781	b
Transaction and change of control costs and related employee benefits	137
Release of FCX deferred tax asset valuation allowances	(92	)c
Total purchase price	$25,805

a.	Cash consideration includes cash paid in lieu of any fractional shares of FCX stock.

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

A summary of the final purchase price allocation as of March 19, 2007, follows (in billions):

	Phelps
	Dodge		Purchase
	Historical	Fair Value	Price
	Balances	Adjustments	Allocation
Cash and cash equivalents	$4.2	$–	$4.2
Inventories, including mill and leach stockpiles	0.9	2.8	3.7
Property, plant and equipmenta	6.0	16.2	22.2
Other assets	3.1	0.2	3.3
Allocation to goodwillb	–	6.2	6.2	c
Total assets	14.2	25.4	39.6
Deferred income taxes (current and long-term)d	(0.7)	(6.3)	(7.0)
Other liabilities	(4.1)	(1.5)	(5.6)
Noncontrolling interests	(1.2)	–	(1.2)
Total	$8.2	$17.6	$25.8

a.	Includes amounts for proven and probable reserves and values of VBPP (refer to Note 1 for further discussion).

b.	None of the $6.2 billion of goodwill was deductible for tax purposes.

c.	Includes $160 million of goodwill associated with Phelps Dodge International Corporation, which was sold in the fourth quarter of 2007 (refer to Note 19 for further discussion).

d.	Deferred income taxes were recognized based on the difference between the tax basis and the estimated fair values assigned to net assets.

Unaudited Pro Forma Financial Information.  The following unaudited pro forma financial information assumes that FCX acquired Phelps Dodge effective January 1, 2007. The most significant adjustments relate to the purchase accounting impacts of increases in the carrying values of acquired metal inventories (including mill and leach stockpiles) and property, plant and equipment using March 19, 2007, metal prices and assumptions.

	Historical
		Phelps	Pro Forma	Pro Forma
	FCX	Dodgea	Adjustments	Consolidated
Year Ended December 31, 2007
Revenues	$16,939	$2,294	$–	$19,233	b
Operating income	6,555	793	(178)	7,170	b,c

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

As a result of the sale, the operating results of PDIC have been removed from continuing operations and reported as discontinued operations in the consolidated statements of operations. Selected financial information related to discontinued operations for the year ended December 31, 2007, follows:

Revenues	$937
Operating income	78
Provision for income taxes	(24)
Income from discontinued operations	46	a

a.	Includes income attributable to noncontrolling interests of $11 million.

Cash flows from discontinued operations for the year ended December 31, 2007, have not been separately identified in the consolidated statements of cash flows.

NOTE 20.  BUSINESS SEGMENTS
FCX has organized its operations into five primary divisions – North America copper mines, South America copper mines, Indonesia mining, Africa mining and Molybdenum operations. Notwithstanding this structure, FCX internally reports information on a mine-by-mine basis. Therefore, FCX concluded that its operating segments include individual mines. Operating segments that meet certain thresholds are reportable segments. Beginning in 2009, the Sierrita mine is no longer a reportable segment because it did not meet any of the thresholds. Accordingly, FCX has revised its segment disclosures for the years ended December 31, 2008 and 2007, to conform with the current year presentation.

Further discussion of the reportable segments included in FCX’s operating divisions, as well as FCX’s other reportable segments – Rod & Refining and Atlantic Copper Smelting & Refining – follows. Refer to Note 3 for information on FCX’s ownership interests.

North America Copper Mines.  FCX has six operating copper mines in North America – Morenci, Sierrita, Bagdad, Safford and Miami in Arizona, and Tyrone in New Mexico. The North America copper mines include open-pit mining, sulfide ore concentrating, leaching and SX/EW operations. A majority of the copper produced at the North America copper mines is cast into copper rod by FCX’s Rod & Refining operations. The North America copper mines division includes Morenci as a reportable segment.

Morenci. The Morenci open-pit mine, located in southeastern Arizona, primarily produces copper cathodes and copper concentrates. The Morenci mine produced approximately 40 percent of FCX’s North America copper during 2009.

Other Mines. Other mines include FCX’s other operating southwestern U.S. copper mines – Sierrita, Bagdad, Safford, Miami and Tyrone – and its southwestern U.S. copper mines that are currently on care-and-maintenance status. In addition to copper, the Sierrita and Bagdad mines produce molybdenum concentrate as a by-product.

South America Copper Mines.  FCX has four operating copper mines in South America – Cerro Verde in Peru, and Candelaria, Ojos del Salado and El Abra in Chile. These operations include open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. The South America copper mines division includes Cerro Verde as a reportable segment.

Cerro Verde. The Cerro Verde open-pit copper mine, located near Arequipa, Peru, produces copper cathodes and copper concentrates. In addition to copper, the Cerro Verde mine produces molybdenum concentrate as a by-product. The Cerro Verde mine produced approximately 50 percent of FCX’s South America copper during 2009.

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

Africa.  Africa mining includes the Tenke Fungurume copper and cobalt mining concessions in the Katanga province of the DRC. The Tenke Fungurume mine includes open-pit mining, leaching and SX/EW operations. In addition to copper, the Tenke Fungurume mine produces cobalt hydroxide. Copper cathode production commenced in March

2009, and the first copper cathode was sold in second-quarter 2009. The cobalt plant and sulphuric acid plant were commissioned in third-quarter 2009.

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

Atlantic Copper Smelting & Refining.  Atlantic Copper, FCX’s wholly owned smelting unit in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. PT Freeport Indonesia sells copper concentrate and the South America mines sell copper concentrate and cathode to Atlantic Copper.

Intersegment sales. Intersegment sales between FCX’s operations are based on similar arms-length transactions with third parties at the time of the sale. Intersegment sales may not be reflective of the actual prices ultimately realized because of a variety of factors, including additional processing, timing of sales to unaffiliated customers and transportation premiums.

Allocations. FCX allocates certain operating costs, expenses and capital expenditures to the operating divisions and individual segments. However, not all costs and expenses applicable to a mine or operation are allocated. All U.S. federal and state income taxes are recorded and managed at the corporate level, whereas foreign income taxes are recorded and managed at the applicable mine or operation. In addition, most exploration and research activities are managed at the corporate level, and those costs along with some selling, general and administrative costs are not allocated to the operating division or segments. Accordingly, the following segment information reflects management determinations that may not be indicative of what the actual financial performance of each operating division or segment would be if it was an independent entity.

Product Revenue
FCX revenues attributable to the products it produces for the years ended December 31, 2009, 2008 and 2007, follow:

	2009	2008	2007
Refined copper products	$6,563	$9,584	$8,914
Copper in concentratesa	4,763	4,108	4,393
Gold	2,591	1,283	1,649
Molybdenum	792	2,408	1,703
Other	331	413	280
Total	$15,040	$17,796	$16,939

a.	Amounts are net of treatment and refining charges totaling $429 million for 2009, $398 million for 2008 and $502 million for 2007.

Geographic Area
Information concerning financial data by geographic area for the years ended December 31, 2009, 2008 and 2007, follows:

	2009	2008	2007
Revenuesa:
United States	$4,890	$7,609	$6,480
Japan	3,093	2,662	2,479
Indonesia	1,937	1,420	2,105
Spain	986	1,872	1,773
India	566	231	319
Chile	563	669	627
China	496	296	400
Korea	475	343	266
Others	2,034	2,694	2,490
Total	$15,040	$17,796	$16,939

a.	Revenues are attributed to countries based on the location of the customer.

	2009	2008	2007
Long-lived assetsa:
United States	$6,499	$6,529	$16,954
Indonesia	3,298	3,361	3,126
Peru	3,240	3,278	3,242
Democratic Republic of Congo	3,207	2,696	1,506
Chile	1,519	1,551	2,882
Spain	277	283	274
Others	50	58	84
Total	$18,090	$17,756	$28,068

a.	Long-lived assets exclude deferred tax assets, goodwill and intangible assets.

Major Customers
Sales to PT Smelting totaled $1.9 billion (13 percent of FCX’s consolidated revenues) in 2009. No single customer accounted for 10 percent or more of FCX’s consolidated revenues in 2008. Sales to PT Smelting totaled $1.8 billion (11 percent of FCX’s consolidated revenues) in 2007. Refer to Note 3 for further discussion of FCX’s investment in PT Smelting.

Business Segments
Business segments for the years ended December 31, 2009, 2008 and 2007, are presented in the following tables.

Business Segments

	North America Copper Mines			South America Copper Mines			Indonesia		Africa
													Atlantic	Corporate,
													Copper	Other &
		Other		Cerro	Other						Molyb-	Rod &	Smelting	Elimi-	FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke		denum	Refining	& Refining	nations	Total
Year Ended December 31, 2009
Revenues:
Unaffiliated customers	$68	$94	$162	$1,491	$1,950	$3,441	$4,972	a	$389		$847	$3,328	$1,892	$9	$15,040
Intersegment	1,073	2,000	3,073	286	112	398	936		–		–	28	–	(4,435)	–
Production and delivery	622	1,289	1,911	648	915	1,563	1,505		315	b	641	3,336	1,895	(4,150)	7,016
Depreciation, depletion and amortization	142	138	280	153	122	275	275		66		49	8	36	25	1,014
Lower of cost or market inventory adjustments	–	–	–	–	–	–	–		–		19	–	–	–	19
Selling, general and administrative expenses	–	–	–	–	–	–	94		–		11	–	17	199	321
Exploration and research expenses	–	–	–	–	–	–	–		–		2	–	–	88	90
Restructuring and other chargesc	26	(2)	24	–	–	–	–		–		(1)	(2)	–	56	77
Operating income (loss)	351	669	1,020	976	1,025	2,001	4,034		8		126	14	(56)	(644)	6,503

Interest expense, net	3	12	15	–	2	2	(3)		10		–	–	5	557	586
Provision for (benefit from) income taxes	–	–	–	313	337	650	1,697		(15)		–	–	–	(25)	2,307
Total assets at December 31, 2009	1,934	4,207	6,141	3,937	2,515	6,452	4,974		3,386		1,731	291	991	2,030	25,996
Capital expenditures	46	299	345	103	61	164	266		659		82	9	31	31	1,587

a.		Includes PT Freeport Indonesia’s sales to PT Smelting totaling $1.9 billion.

b.		Includes charges totaling $50 million associated with Tenke Fungurume’s project start-up costs.

c.		The following table summarizes restructuring and other charges:

Restructuring charges	$25	$4	$29	$–	$–	$–	$–		$–		$1	$–	$–	$2	$32
City of Blackwell lawsuit settlement	–	–	–	–	–	–	–		–		–	–	–	54	54
Special retirement benefits and curtailments	1	(6)	(5)	–	–	–	–		–		(2)	(2)	–	–	(9)
Restructuring and other charges	$26	$(2)	$24	$–	$–	$–	$–		$–		$(1)	$(2)	$–	$56	$77

Business Segments (Continued)

	North America Copper Mines			South America Copper Mines			Indonesia		Africa
												Atlantic	Corporate,
												Copper	Other &
		Other		Cerro	Other					Molyb-	Rod &	Smelting	Elimi-	FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke	denum	Refining	& Refining	nations	Total
Year Ended December 31, 2008
Revenues:
Unaffiliated customersb	$370	$346	$716	$1,602	$2,166	$3,768	$2,934	a	$–	$2,488	$5,524	$2,333	$33	$17,796
Intersegment	1,630	2,919	4,549	261	137	398	478		–	–	33	8	(5,466)	–
Production and deliveryb	1,313	1,734	3,047	698	1,146	1,844	1,792		6	1,528	5,527	2,276	(5,604)	10,416
Depreciation, depletion and amortizationb	330	440	770	178	333	511	222		6	192	8	35	38	1,782
Lower of cost or market inventory adjustments	302	359	661	–	10	10	–		10	101	–	–	–	782
Selling, general and administrative expenses	–	–	–	–	–	–	91		–	18	–	20	140	269
Exploration and research expenses	–	–	–	–	–	–	–		–	2	–	–	290	292
Goodwill impairment	1,851	2,299	4,150	763	366	1,129	–		2	703	–	–	3	5,987
Long-lived asset impairments and other chargesc	2,702	5,457	8,159	1	1,365	1,366	–		2	1,417	20	–	14	10,978
Operating (loss) incomeb	(4,498)	(7,024)	(11,522)	223	(917)	(694)	1,307		(26)	(1,473)	2	10	(314)	(12,710)

Interest expense, net	2	11	13	2	2	4	(1)		–	–	4	13	551	584
Provision for (benefit from) income taxes	–	–	–	313	(267)	46	612		(66)	–	–	–	(3,436)	(2,844)
Total assets at December 31, 2008	2,148	4,050	6,198	3,994	2,406	6,400	4,420		2,685	1,795	266	852	737	23,353
Capital expenditures	276	333	609	129	194	323	444		1,058	180	9	34	51	2,708

a.	Includes PT Freeport Indonesia’s sales to PT Smelting totaling $1.4 billion.

b.
The following table summarizes the impact of purchase accounting fair value adjustments on operating (loss) income primarily associated with the impacts of the increases in the carrying values of acquired metals inventories

(including mill and leach stockpiles) and property, plant and equipment:

Revenues	$–	$–	$–	$5	$1	$6	N/A		$–	$(2)	$–	N/A	$–	$4
Production and delivery	37	(13)	24	9	37	46	N/A		–	32	–	N/A	23	125
Depreciation, depletion and amortization	209	261	470	87	203	290	N/A		–	139	–	N/A	(11)	888
Impact on operating (loss) income	$(246)	$(248)	$(494)	$(91)	$(239)	$(330)	N/A		$–	$(173)	$–	N/A	$(12)	$(1,009)

c.	The following table summarizes long-lived asset impairments and other charges:

Long-lived asset impairments	$2,683	$5,411	$8,094	$–	$1,359	$1,359	$–		$–	$1,408	$6	$–	$–	$10,867
Restructuring charges	3	20	23	1	6	7	–		2	4	4	–	10	50
Special retirement benefits and curtailments	16	26	42	–	–	–	–		–	5	10	–	4	61
Long-lived asset impairments and other charges	$2,702	$5,457	$8,159	$1	$1,365	$1,366	$–		$2	$1,417	$20	$–	$14	$10,978

Business Segments (Continued)

	North America Copper Mines			South America Copper Mines			Indonesia		Africa
												Atlantic	Corporate,
												Copper	Other &
		Other		Cerro	Other					Molyb-	Rod &	Smelting	Elimi-		FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke	denum	Refining	& Refining	nations		Total
Year Ended December 31, 2007
Revenues:
Unaffiliated customersb	$286	$256	$542	$1,243	$2,228	$3,471	$3,640	a	$–	$1,746	$5,108	$2,388	$44		$16,939
Intersegment	1,516	2,035	3,551	390	18	408	1,168		–	–	32	–	(5,159)		–
Production and deliveryb	1,014	1,152	2,166	479	798	1,277	1,388		10	1,287	5,119	2,329	(5,049)		8,527
Depreciation, depletion and amortizationb	240	259	499	129	249	378	199		2	94	7	36	31		1,246
Selling, general and administrative expenses	–	–	–	–	–	–	188		–	10	–	20	248		466
Exploration and research expenses	–	–	–	–	–	–	–		–	2	–	–	143		145
Operating income (loss)b	548	880	1,428	1,025	1,199	2,224	3,033		(12)	353	14	3	(488)		6,555

Interest expense, net	–	–	–	9	(2)	7	12		–	–	4	26	464		513
Provision for income taxes	–	–	–	484	369	853	1,326		4	–	–	–	217		2,400
Total assets at December 31, 2007	5,043	9,628	14,671	4,236	4,183	8,419	3,737		1,477	3,522	438	915	7,482	c	40,661
Capital expenditures	269	587	856	58	65	123	368		266	45	8	42	47		1,755

a.	Includes PT Freeport Indonesia’s sales to PT Smelting totaling $1.8 billion.

b.
The following table summarizes the impact of purchase accounting fair value adjustments on operating income (loss) primarily associated with the impacts of the increases in the carrying values of acquired metals inventories

(including mill and leach stockpiles) and property, plant and equipment:

Revenues	$–	$–	$–	$8	$1	$9	N/A		$–	$111	$–	N/A	$–		$120
Production and delivery	218	126	344	73	96	169	N/A		–	164	–	N/A	104		781
Depreciation, depletion and amortization	167	167	334	64	145	209	N/A		–	52	–	N/A	–		595
Impact on operating income (loss)	$(385)	$(293)	$(678)	$(129)	$(240)	$(369)	N/A		$–	$(105)	$–	N/A	$(104)		$(1,256)

c.	Includes preliminary goodwill of $6.1 billion, which had not been allocated to reporting units.

NOTE 21.  SUPPLEMENTARY MINERAL RESERVE INFORMATION (UNAUDITED)
Recoverable proven and probable reserves have been calculated as of December 31, 2009, in accordance with Industry Guide 7 as required by the Securities Exchange Act of 1934. FCX’s proven and probable reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance in other countries. Proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry, as more fully discussed below. The term “reserve,” as used in the reserve data presented here, means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The term “proven reserves” means reserves for which (i) quantity is computed from dimen-sions revealed in outcrops, trenches, workings or drill holes; (ii) grade and/or quality are computed from the results of detailed sampling; and (iii) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

FCX’s reserve estimates are based on the latest available geological and geotechnical studies. FCX conducts ongoing studies of its ore bodies to optimize economic values and to manage risk. FCX revises its mine plans and estimates of proven and probable mineral reserves as required in accordance with the latest available studies. At December 31, 2009, FCX’s estimated consolidated recoverable reserves include 104.2 billion pounds of copper, 37.2 million ounces of gold, 2.59 billion pounds of molybdenum, 270.4 million ounces of silver and 0.78 billion pounds of cobalt. At December 31, 2009, recoverable reserves include estimated recoverable copper totaling 2.7 billion pounds in leach stockpiles and 1.3 billion pounds in mill stockpiles, including FCX’s joint venture partner’s interest in the Morenci mine.

	Recoverable Proven and Probable Reservesa
	at December 31, 2009
	Copper	Gold	Molybdenum
	(billion pounds)	(million ounces)	(million pounds)
North America	27.7	0.2	2,072
South America	34.0	1.5	519
Indonesia	34.1	35.5	–
Africa	8.4	–	–
Consolidated basisb	104.2	37.2	2,591

Net equity interestc	83.0	33.6	2,350

a.
Recoverable proven and probable reserves are estimated metal quantities from which FCX expects to be paid after application of estimated metallurgical recovery rates and smelter recovery rates, where applicable. Recoverable reserves are that part of a mineral deposit that FCX estimates can be economically and legally extracted or produced at the time of the reserve determination.

b.
Consolidated basis reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America and the Grasberg minerals district in Indonesia. Excluded from the table above are FCX’s estimated recoverable proven and probable reserves for cobalt and silver totaling 0.78 billion pounds of cobalt at Tenke Fungurume and 270.4 million ounces of silver at December 31, 2009.

c.
Net equity interest reserves represent estimated consolidated basis metal quantities further reduced for noncontrolling interest ownership. Excluded from the table above are FCX’s estimated recoverable proven and probable reserves for cobalt and silver totaling 0.45 billion pounds of cobalt at Tenke Fungurume and 224.1 million ounces of silver at December 31, 2009.

Estimated recoverable reserves were determined using long-term average prices of $1.60 per pound for copper, $550 per ounce for gold, $8 per pound for molybdenum, $12 per ounce for silver and $10 per pound for cobalt. The London spot metal prices for the past three years averaged $2.91 per pound for copper and $847 per ounce for gold, and molybdenum prices for the past three years averaged approximately $23 per pound.

	100% Basis
		Average Ore Grade				Recoverable Proven and
		Per Metric Ton				Probable Reserves
	Ore					Copper	Gold		Moly
	(million	Copper	Gold		Moly	(billion	(million		(million
Year-End	metric tons)	(%)	(grams)		(%)	pounds)	ounces)		pounds)
2005	2,822	1.07	0.92		N/A	56.6	58.0		N/A
2006	2,813	1.04	0.90		N/A	54.8	54.3		N/A
2007	12,224	0.51	0.20		0.01	110.4	54.1		2,042
2008	14,067	0.48	0.17		0.01	118.8	53.4		2,485
2009	13,807	0.49	0.17		0.01	120.9	49.8		2,595

By Area at December 31, 2009:

North America
Developed and producing:
Morenci	3,166	0.27	–		0.001	11.2	–		27
Sierrita	1,446	0.25	–	a	0.028	6.9	0.1		728
Bagdad	964	0.32	–	a	0.017	5.4	0.1		259
Safford	243	0.44	–		–	1.8	–		–
Tyrone	180	0.30	–		–	0.9	–		–
Henderson	138	–	–		0.180	–	–		471
Chinob	142	0.50	0.01		0.006	2.2	–	a	6
Miami	91	0.43	–		–	0.6	–		–
Undeveloped:
Climax	190	–	–		0.158	–	–		585
Cobre	73	0.39	–		–	0.4	–		–

South America
Developed and producing:
Cerro Verde	3,053	0.41	–		0.014	23.9	–		519
El Abra	976	0.44	–		–	4.8	–		–
Candelaria	411	0.54	0.12		–	5.1	1.5		–
Ojos del Salado	9	1.12	0.26		–	0.2	–	a	–

Indonesia
Developed and producing:
Grasberg open pit	332	0.90	1.03		–	5.5	8.9		–
Deep Ore Zone	254	0.60	0.67		–	2.8	4.1		–
Undeveloped:
Grasberg block cave	1,006	1.03	0.81		–	19.5	17.5		–
Deep Mill Level Zone	501	0.89	0.74		–	8.4	9.2		–
Kucing Liar	441	1.24	1.09		–	10.3	7.1		–
Big Gossan	56	2.25	1.08		–	2.6	1.3		–

Africa
Developed and producing:
Tenke Fungurume	135	3.13	–		–	8.4	–		–

Total 100% basis	13,807					120.9	49.8		2,595
Consolidated basisc						104.2	37.2		2,591
FCX’s equity shared						83.0	33.6		2,350

a.	Amounts not shown because of rounding.

b.	Mining operations suspended as of December 31, 2008.

c.	Recoverable proven and probable reserves also include 0.78 billion pounds of recoverable cobalt in Africa and 270.4 million ounces of recoverable silver throughout the world.

d.	Recoverable proven and probable reserves also include 0.45 billion pounds of recoverable cobalt in Africa and 224.1 million ounces of recoverable silver throughout the world.

NOTE 22.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First		Second	Third		Fourth
	Quarter		Quarter	Quarter		Quarter		Year
2009
Revenues	$2,602		$3,684	$4,144		$4,610		$15,040
Operating income	672	a	1,508	2,084		2,239	a	6,503	a
Net income	207		812	1,203	b	1,312	b	3,534	b
Net income attributable to
noncontrolling interests	104		164	224		293		785
Net income attributable to FCX
common stockholders	43	a	588	925	b	971	a,b	2,527	a,b
Basic net income per share
attributable to FCX common
stockholders	0.11		1.43	2.23		2.26		6.10
Diluted net income per share
attributable to FCX common
stockholders	0.11	a	1.38	2.07	b	2.15	a,b	5.86	a,b

2008
Revenues	$5,672		$5,441	$4,616		$2,067		$17,796
Operating income (loss)c,d	2,396		2,053	1,133		(18,292	)e	(12,710	)e
Net income (loss)	1,505		1,284	742		(13,981)		(10,450)
Net income (loss) attributable to
noncontrolling interests	319		274	155		(131)		617
Net income (loss) attributable to
FCX common stockholdersc,d	1,122		947	523		(13,933	)e	(11,341	)e
Basic net income (loss) per share
attributable to FCX common
stockholders	2.93		2.47	1.37		(36.78)		(29.72)
Diluted net income (loss) per share
attributable to FCX common
stockholdersc,d	2.64		2.25	1.31		(36.78	)e	(29.72	)e

All references to income or losses per share are on a diluted basis, unless otherwise noted.

a.
Includes charges for LCM inventory adjustments totaling $19 million ($19 million to net income attributable to FCX common stockholders or $0.05 per share in the first quarter and $15 million to net income attributable to FCX common stockholders or $0.03 per share for the year). Includes restructuring charges totaling $34 million ($31 million to net income attributable to FCX common stockholders or $0.07 per share) in the first quarter and $32 million ($25 million to net income attributable to FCX common stockholders or $0.06 per share) for the year. Also includes pension and postretirement gains totaling $9 million ($9 million to net income attributable to FCX common stockholders or $0.02 per share in the first quarter and $7 million to net income attributable to FCX common stockholders or $0.02 per share for the year). Includes a charge for the partial settlement of the City of Blackwell lawsuit totaling $54 million ($43 million to net income attributable to FCX common stockholders or $0.09 per share) in the fourth quarter and for the year.

b.
Includes losses on early extinguishment of debt totaling $31 million ($28 million to net income attributable to FCX common stockholders or $0.06 per share) in the third quarter, $17 million ($15 million to net income attributable to FCX common stockholders or $0.03 per share) in the fourth quarter and $48 million ($43 million to net income attributable to FCX common stockholders or $0.09 per share) for the year. Also includes a favorable adjustment to income tax expense totaling $43 million ($0.09 per share) in the fourth quarter and for the year resulting from the completion of a review of U.S. deferred income tax accounts.

c.
Includes charges for LCM inventory adjustments totaling $1 million ($1 million to net income attributable to FCX common stockholders or less than $0.01 per share) in the first quarter, $4 million ($2 million to net income attributable to FCX common stockholders or $0.01 per share) in the second quarter, $17 million ($10 million to net income attributable to FCX common stockholders or $0.02 per share) in the third quarter, $760 million ($466 million to net loss attributable to FCX common stockholders or $1.23 per share) in the fourth quarter and $782 million ($479 million to net loss attributable to FCX common stockholders or $1.26 per share) for the year.

d.
Includes the purchase accounting impact of the increases in the carrying values of acquired metals inventories (including mill and leach stockpiles) and property, plant and equipment; the impact associated with the amortization of intangible assets and liabilities resulting from the acquisition of Phelps Dodge; and also includes amounts for non-operating income and expense primarily related to the accretion of the fair values of assumed environmental obligations (determined on a discounted cash flow basis). These impacts total $278 million to operating income and $15 million to non-operating income and expense ($183 million to net income attributable to FCX common stockholders or $0.41 per share) in the first quarter, $236 million to operating income and $22 million to non-operating income and expense ($161 million to net income attributable to FCX common stockholders or $0.36 per share) in the second quarter, $247 million to operating income and $30 million to non-operating income and expense ($174 million to net income attributable to FCX common stockholders or $0.39 per share) in the third quarter, $248 million to operating loss and $26 million to non-operating income and expense ($161 million to net loss attributable to FCX common stockholders or $0.43 per share) in the fourth quarter and $1.0 billion to operating loss and $93 million to non-operating income and expense ($679 million to net loss attributable to FCX common stockholders or $1.78 per share) for the year.

e.
Includes asset impairments totaling $10.9 billion ($6.6 billion to net loss attributable to FCX common stockholders or $17.47 per share in the fourth quarter and $17.34 per share for the year), goodwill impairments totaling $6.0 billion ($6.0 billion to net loss attributable to FCX common stockholders or $15.81 per share in the fourth quarter and $15.69 per share for the year), restructuring charges totaling $50 million ($30 million to net loss attributable to FCX common stockholders or $0.08 per share) and special retirement benefits and curtailments totaling $61 million ($37 million to net loss attributable to FCX common stockholders or $0.10 per share).

NOTE 23.  SUBSEQUENT EVENTS
From January 1, through February 25, 2010, FCX made open-market purchases of $133 million of its 8.25% Senior Notes for $145 million and $136 million of its 8.375% Senior Notes for $148 million, which are in addition to the purchases discussed in Note 10. FCX expects to record an approximate $27 million loss on early extinguishment of debt in the first quarter of 2010 in connection with these open-market purchases.

In February 2010, FCX settled disagreements and the associated litigation among the members of the PCG regarding the allocation of remediation costs for the Pinal Creek site as discussed in Note 14. Pursuant to the settlement agreement, Miami paid $40 million to certain members of the PCG to settle the allocation of previously incurred costs, and agreed to take full responsibility for future groundwater remediation at the Pinal Creek site, with limited exceptions.

In February 2010, FCX reached a partial settlement with the City of Blackwell and the Blackwell Municipal Authority by paying $54 million to settle all of the claims except for future damages relating to the potential failure of FCX’s groundwater remediation system (which is under construction) to prevent contamination from entering the City of Blackwell’s wastewater treatment system (refer to Note 14 for further discussion of the litigation).

FCX evaluated events after December 31, 2009, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Information About Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement to be filed with the Securities and Exchange Commission (SEC), relating to our 2010 annual meeting of stockholders, is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4 in Part I of this report.

Item 11.  Executive Compensation.

The information set forth under the captions “Director Compensation” and “Executive Officer Compensation” of our definitive proxy statement to be filed with the SEC, relating to our 2010 annual meeting of stockholders, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” of our definitive proxy statement to be filed with the SEC, relating to our 2010 annual meeting of stockholders, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Certain Transactions” of our definitive proxy statement to be filed with the SEC, relating to our 2010 annual meeting of stockholders, is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information set forth under the caption “Independent Auditors” of our definitive proxy statement to be filed with the SEC, relating to our 2010 annual meeting of stockholders, is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1).                      Financial Statements.

The consolidated statements of operations, cash flows and equity, and the consolidated balance sheets are included as part of Item 8. “Financial Statements and Supplementary Data.”

(a)(2).                      Financial Statement Schedules.

Reference is made to the Index to Financial Statements appearing on page F-1 hereof.

(a)(3).                      Exhibits.

Reference is made to the Exhibit Index beginning on page E-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2010.

Freeport-McMoRan Copper & Gold Inc.

By:                      /s/ Richard C. Adkerson
Richard C. Adkerson
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 26, 2010.

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
J. Taylor Wharton

By: /s/ Richard C. Adkerson
Richard C. Adkerson
Attorney-in-Fact

S-2

FREEPORT-McMoRan COPPER & GOLD INC.
INDEX TO FINANCIAL STATEMENTS

Our financial statements and the notes thereto, and the report of Ernst & Young LLP included in our 2009 annual report are incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have audited the consolidated financial statements of Freeport-McMoRan Copper & Gold Inc. (the Company) as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated February 26, 2010. Our audits also included the financial statement schedule listed in the index above for this Form 10-K. The schedule listed in the index above is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 26, 2010

F-1

FREEPORT-McMoRan COPPER & GOLD INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Millions)

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
	Balance at	Charged to	Charged to	Other		Balance at
	Beginning of	Costs and	Other	Add		End of
	Period	Expense	Accounts	(Deduct)		Period
Reserves and allowances deducted
from asset accounts:
Materials and supplies allowances
2009	$22	$4	$-	$(5	)a	$21
2008	16	11	-	(5	)a	22
2007	16	7	-	(7	)a	16

Valuation allowance for
deferred tax assets
2009	$1,763	$366	$28	$-		$2,157
2008	1,165	582	16	-		1,763
2007	925	332	-	(92	)b	1,165

Reserves for non-income taxes:
2009	$32	$2	$3	$(6	)c	$31
2008	34	7	(3)	(6	)c	32
2007	22	4	11	(3	)c	34

a.	Primarily represents write-offs of obsolete materials and supplies inventories.
b.	Represents a release of valuation allowances as a result of the acquisition of Phelps Dodge.
c.	Represents amounts paid or adjustments to reserves based on revised estimates.

F-2

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger dated as of November 18, 2006, by and among Freeport-McMoRan Copper & Gold Inc. (FCX), Phelps Dodge Corporation and Panther Acquisition Corporation.		S-4	333-139252	12/11/2006
3.1	Composite Certificate of Incorporation of FCX.		8-A/A	001-11307-01	01/26/2009
3.2	Amended and Restated By-Laws of FCX, as amended through February 2, 2010.		8-K	001-11307-01	02/05/2010
4.1	Certificate of Designations of 6¾% Mandatory Convertible Preferred Stock of FCX.		8-K	001-11307-01	03/27/2007
4.2	Rights Agreement dated as of May 3, 2000, between FCX and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.		10-Q	001-09916	05/15/2000
4.3	Amendment No. 1 to Rights Agreement dated as of February 26, 2002, between FCX and Mellon Investor Services.		10-Q	001-09916	05/07/2002
4.4	Indenture dated as of February 11, 2003, from FCX to The Bank of New York, as Trustee, with respect to the 7% Convertible Senior Notes due 2011.		8-K	001-09916	02/25/2003
4.5
Indenture dated as of March 19, 2007, from FCX to The Bank of New York, as Trustee, with respect to the 8.25% Senior Notes due 2015, 8.375% Senior Notes due 2017, and the Senior Floating Rate Notes due 2015.
			8-K	001-11307-01	03/19/2007
4.6
Credit Agreement dated as of March 19, 2007, by and among FCX, the Lenders party thereto, the Issuing Banks party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent.
			8-K	001-11307-01	03/19/2007
4.7
Amendment Agreement dated as of July 3, 2007, amending the Credit Agreement dated as of March 19, 2007, among FCX, the Lenders party thereto, the Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agent.
			8-K	001-11307-01	07/11/2007
4.8
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
4.11
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
			8-K	001-00082	06/07/2005
10.9	Master Agreement and Plan of Merger between Columbian Chemicals Company, Columbian Chemicals Acquisition LLC and Columbian Chemicals Merger Sub, Inc., dated November 15, 2005.		10-K	001-00082	02/27/2006
10.10	Reclamation and Remediation Trust Agreement between Phelps Dodge Corporation and Wells Fargo Delaware Trust Company, dated December 22, 2005.		10-K	001-00082	02/27/2006
10.11*	FCX Director Compensation.		10-Q	001-11307-01	8/11/2008
10.12*	Consulting Agreement dated December 22, 1988, with Kissinger Associates, Inc. (Kissinger Associates).		10-K405	001-09916	03/31/1998
10.13*	Letter Agreement dated January 27, 1997, among Kissinger Associates, Kent Associates, FCX, Freeport-McMoRan Inc. (FTX), and FM Services Company (FMS).		10-K405	001-09916	03/08/2002
10.14*	Supplemental Agreement with Kissinger Associates and Kent Associates, effective as of January 1, 2010.	X
10.15*	Amended and restated Agreement for Consulting Services between FMS and B. M. Rankin, Jr. effective as of January 1, 2010	X
10.16*	Letter Agreement effective as of January 7, 1997, between Senator J. Bennett Johnston, Jr. and FMS.		10-K405	001-09916	03/08/2002
10.17*	Supplemental Agreement between FMS and J. Bennett Johnston, Jr., effective as of May 1, 2008.		10-Q	001-11307-01	8/11/2008
10.18*	Supplemental Agreement between FMS and J. Bennett Johnston, Jr., effective as of January 1, 2010.	X
10.19*	Letter Agreement dated November 1, 1999, between FMS and Gabrielle K. McDonald.		10-K405	001-09916	03/20/2000
10.20*	Supplemental Letter Agreement between FMS and Gabrielle K. McDonald, effective as of May 1, 2008.		10-Q	001-11307-01	8/11/2008
10.21*	Supplemental Letter Agreement between FMS and Gabrielle K. McDonald, effective as of January 1, 2010.	X
10.22*	Agreement for Consulting Services between FMS and Dr. J. Taylor Wharton, effective as of January 11, 2008.		10-K	001-11307-01	02/29/2008
10.23*	Supplemental Letter Agreement between FMS and Dr. J. Taylor Wharton, effective as of January 1, 2010.	X

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.24*	Amended and Restated Executive Employment Agreement dated effective as of December 2, 2008, between FCX and James R. Moffett.		10-K	001-11307-01	02/26/2009
10.25*	Amended and Restated Change of Control Agreement dated effective as of December 2, 2008, between FCX and James R. Moffett.		10-K	001-11307-01	02/26/2009
10.26*	Amended and Restated Change of Control Agreement dated effective as of December 2, 2008, between FCX and Michael J. Arnold.		10-K	001-11307-01	02/26/2009
10.27*	Amended and Restated Executive Employment Agreement dated effective as of December 2, 2008, between FCX and Richard C. Adkerson.		10-K	001-11307-01	02/26/2009
10.28*	Amended and Restated Executive Employment Agreement dated effective as of December 2, 2008, between FCX and Kathleen L. Quirk.		10-K	001-11307-01	02/26/2009
10.29*	FCX Executive Services Program, as amended and restated December 2, 2008.		10-K	001-11307-01	02/26/2009
10.30*	FCX Supplemental Executive Retirement Plan, as amended and restated.		8-K	001-11307-01	02/05/2007
10.31*	FCX Supplemental Executive Capital Accumulation Plan.		10-Q	001-11307-01	05/12/2008
10.32*	FCX Supplemental Executive Capital Accumulation Plan Amendment One.		10-Q	001-11307-01	05/12/2008
10.33*	FCX Supplemental Executive Capital Accumulation Plan Amendment Two.		10-K	001-11307-01	02/26/2009
10.34*	FCX 2005 Supplemental Executive Capital Accumulation Plan.		10-K	001-11307-01	02/26/2009
10.35*	FCX 2005 Supplemental Executive Capital Accumulation Plan Amendment One.	X
10.36*	FCX 1995 Stock Option Plan for Non-Employee Directors, as amended and restated.		10-Q	001-11307-01	05/10/2007
10.37*	FCX Amended and Restated 1999 Stock Incentive Plan, as amended and restated.		10-Q	001-11307-01	05/10/2007
10.38*	FCX 2003 Stock Incentive Plan, as amended and restated.		10-Q	001-11307-01	05/10/2007
10.39*	Form of Amendment No. 1 to Notice of Grant of Nonqualified Stock Options and Stock Appreciation Rights under the 2004 Director Compensation Plan.		8-K	001-11307-01	05/05/2006
10.40*	FCX 2004 Director Compensation Plan, as amended and restated.		10-Q	001-11307-01	05/10/2007
10.41*	FCX 2005 Annual Incentive Plan, as amended and restated.		10-K	001-11307-01	02/26/2009
10.42*	FCX Amended and Restated 2006 Stock Incentive Plan.		8-K	001-11307-01	07/13/2007
10.43*	Form of Notice of Grant of Nonqualified Stock Options for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.		10-K	001-11307-01	02/29/2008
10.44*	Form of Notice of Grant of Restricted Stock Units for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.	X
10.45*
Form of Performance-Based Restricted Stock Unit Agreement for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan. (Form used for awards granted prior to 2010).
			10-K	001-11307-01	02/29/2008

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.46*	Form of Notice of Grant of Performance-Based Restricted Stock Units for grants under the FCX 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.		8-K	001-11307-01	02/05/2010
10.47*
Form of Restricted Stock Unit Agreement (form used in connection with participant elections) for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.
			10-K	001-11307-01	02/29/2008
10.48*
Form of Performance-Based Restricted Stock Unit Agreement (form used in connection with participant elections) for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.
			10-K	001-11307-01	02/29/2008
10.49*	FCX 2009 Annual Incentive Plan		8-K	001-11307-01	06/17/2009
12.1	FCX Computation of Ratio of Earnings to Fixed Charges.	X
14.1	FCX Principles of Business Conduct.		10-K	001-11307-01	02/29/2008
21.1	Subsidiaries of FCX.	X
23.1	Consent of Ernst & Young LLP.	X
24.1	Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.	X
24.2	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FCX.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
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
			8-K	001-11307-01	09/02/2008
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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