Form 10-Q
period 2010-03-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2010-05-07
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
☑ Yes  ☐No

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
Large accelerated filer ☑                                                              Accelerated filer o          Non-accelerated filer o      Smaller reporting company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   o Yes ☑ No

On April 30, 2010, there were issued and outstanding 432,647,792 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

FREEPORT-McMoRan COPPER & GOLD INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2010	2009
	(In Millions)

ASSETS
Current assets:
Cash and cash equivalents	$3,752	$2,656
Trade accounts receivable	1,498	1,517
Other accounts receivable	235	286
Inventories:
Product	1,171	1,110
Materials and supplies, net	1,068	1,093
Mill and leach stockpiles	732	667
Other current assets	110	104
Total current assets	8,566	7,433
Property, plant, equipment and development costs, net	16,175	16,195
Long-term mill and leach stockpiles	1,320	1,321
Intangible assets, net	336	347
Other assets	716	700
Total assets	$27,113	$25,996

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,133	$2,038
Current portion of long-term debt and short-term borrowings	1,017	16
Accrued income taxes	815	474
Current portion of reclamation and environmental obligations	169	214
Dividends payable	98	99
Rio Tinto share of joint venture cash flows	75	161
Total current liabilities	4,307	3,002
Long-term debt, less current portion	5,048	6,330
Deferred income taxes	2,513	2,503
Reclamation and environmental obligations, less current portion	2,015	1,981
Other liabilities	1,397	1,423
Total liabilities	15,280	15,239
Equity:
FCX stockholders’ equity:
6¾% Mandatory Convertible Preferred Stock	2,829	2,875
Common stock	55	55
Capital in excess of par value	15,783	15,680
Accumulated deficit	(4,973)	(5,805)
Accumulated other comprehensive loss	(270)	(273)
Common stock held in treasury	(3,432)	(3,413)
Total FCX stockholders’ equity	9,992	9,119
Noncontrolling interests	1,841	1,638
Total equity	11,833	10,757
Total liabilities and equity	$27,113	$25,996

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2010	2009

	(In Millions, Except
	Per Share Amounts)

Revenues	$4,363	$2,602
Cost of sales:
Production and delivery	1,918	1,562
Depreciation, depletion and amortization	271	232
Lower of cost or market inventory adjustments	–	19
Total cost of sales	2,189	1,813
Selling, general and administrative expenses	95	62
Exploration and research expenses	31	30
Restructuring and other charges	–	25
Total costs and expenses	2,315	1,930
Operating income	2,048	672
Interest expense, net	(145)	(131)
Losses on early extinguishment of debt	(27)	–
Other income (expense), net	12	(14)
Income before income taxes and equity in
affiliated companies’ net earnings	1,888	527
Provision for income taxes	(678)	(331)
Equity in affiliated companies’ net earnings	5	11
Net income	1,215	207
Net income attributable to noncontrolling interests	(270)	(104)
Preferred dividends	(48)	(60)
Net income attributable to FCX common
stockholders	$897	$43

Net income per share attributable to
FCX common stockholders:
Basic	$2.08	$0.11
Diluted	$2.00	$0.11

Weighted-average common shares outstanding:
Basic	431	400
Diluted	473	401

Dividends declared per share of common stock	$0.15	$–

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In Millions)

Cash flow from operating activities:
Net income	$1,215	$207
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation, depletion and amortization	271	232
Lower of cost or market inventory adjustments	–	19
Stock-based compensation	47	33
Charges for reclamation and environmental obligations, including accretion	39	67
Payments of reclamation and environmental obligations	(68)	(24)
Losses on early extinguishment of debt	27	–
Deferred income taxes	7	73
Amortization of intangible assets/liabilities and other, net	–	30
(Increases) decreases in working capital:
Accounts receivable	33	(455)
Inventories, and mill and leach stockpiles	(113)	(35)
Other current assets	(2)	77
Accounts payable and accrued liabilities	(17)	(731)
Accrued income and other taxes	379	249
Net cash provided by (used in) operating activities	1,818	(258)

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(19)	(72)
South America	(48)	(74)
Indonesia	(98)	(55)
Africa	(39)	(251)
Other	(27)	(67)
Proceeds from the sale of assets and other, net	2	3
Net cash used in investing activities	(229)	(516)

Cash flow from financing activities:
Net proceeds from sale of common stock	–	740
Proceeds from debt	21	101
Repayments of revolving credit facility and other debt	(326)	(225)
Cash dividends and distributions paid:
Common stock	(66)	–
Preferred stock	(49)	(60)
Noncontrolling interests	(75)	–
Contributions from noncontrolling interests	8	–
Net payments for stock-based awards	(10)	(7)
Excess tax benefit from stock-based awards	4	–
Other	–	(3)
Net cash (used in) provided by financing activities	(493)	546

Net increase (decrease) in cash and cash equivalents	1,096	(228)
Cash and cash equivalents at beginning of year	2,656	872
Cash and cash equivalents at end of period	$3,752	$644

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	FCX Stockholders’ Equity
	Mandatory						Accumu-
	Convertible						lated	Common Stock
	Preferred Stock		Common Stock				Other	Held in Treasury		Total FCX
	Number		Number		Capital in	Accumu-	Compre-	Number		Stock-	Non-
	of	At Par	of	At Par	Excess of	lated	hensive	of	At	holders’	controlling	Total
	Shares	Value	Shares	Value	Par Value	Deficit	Loss	Shares	Cost	Equity	Interests	Equity
	(In Millions)

Balance at December 31, 2009	29	$2,875	552	$55	$15,680	$(5,805)	$(273)	122	$(3,413)	$9,119	$1,638	$10,757
Conversions of 6¾% Mandatory
Convertible Preferred Stock	(1)	(46)	–	–	46	–	–	–	–	–	–	–
Exercised and issued stock-based
awards	–	–	1	–	9	–	–	–	–	9	–	9
Stock-based compensation	–	–	–	–	47	–	–	–	–	47	–	47
Tax benefit for stock-based awards	–	–	–	–	1	–	–	–	–	1	–	1
Tender of shares for stock-based
awards	–	–	–	–	–	–	–	–	(19)	(19)	–	(19)
Dividends on common stock	–	–	–	–	–	(65)	–	–	–	(65)	–	(65)
Dividends on preferred stock	–	–	–	–	–	(48)	–	–	–	(48)	–	(48)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(75)	(75)
Contributions from noncontrolling
interests	–	–	–	–	–	–	–	–	–	–	8	8
Comprehensive income:
Net income	–	–	–	–	–	945	–	–	–	945	270	1,215
Other comprehensive income,
net of taxes:
Defined benefit plans:
Amortization of unrecognized
amounts	–	–	–	–	–	–	3	–	–	3	–	3
Other comprehensive income	–	–	–	–	–	–	3	–	–	3	–	3
Total comprehensive income	–	–	–	–	–	–	–	–	–	948	270	1,218
Balance at March 31, 2010	28	$2,829	553	$55	$15,783	$(4,973)	$(270)	122	$(3,432)	$9,992	$1,841	$11,833

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Copper & Gold Inc.’s (FCX) consolidated financial statements and notes contained in its 2009 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2.	EARNINGS PER SHARE
FCX’s basic net income per share of common stock was calculated by dividing net income attributable to common stock by the weighted-average shares of common stock outstanding during the period. Following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2010		2009
Net income	$1,215		$207
Net income attributable to noncontrolling interests	(270)		(104)
Preferred dividends	(48)		(60)
Net income attributable to FCX common stockholders	897		43
Plus income impact of assumed conversion of:
6¾% Mandatory Convertible Preferred Stock	48		–	a
5½% Convertible Perpetual Preferred Stockb	–		–	c
Diluted net income attributable to FCX common
stockholders	$945		$43

Weighted-average shares of common stock outstanding	431		400
Add stock issuable upon conversion, exercise or
vesting of:
6¾% Mandatory Convertible Preferred Stockd	39		–	a
5½% Convertible Perpetual Preferred Stockb	–		–	c
Dilutive stock options	2	e	–
Restricted stock	1		1
Weighted-average shares of common stock outstanding
for purposes of calculating diluted net income per share	473		401

Diluted net income per share attributable to
FCX common stockholders	$2.00		$0.11

a.
Preferred dividends of $48 million and additional shares of common stock of approximately 39 million shares for the 6¾% Mandatory Convertible Preferred Stock were excluded for the three months ended March 31, 2009, because they were anti-dilutive.

b.	In September 2009, FCX called for the redemption of the remaining outstanding shares of its 5½% Convertible Perpetual Preferred Stock.

c.
Preferred dividends of $12 million and additional shares of common stock of approximately 18 million shares for the 5½% Convertible Perpetual Preferred Stock were excluded for the three months ended March 31, 2009, because they were anti-dilutive.

d.
Preferred stock will automatically convert on May 1, 2010, into between approximately 39 million and 47 million shares of FCX common stock at a conversion rate that will be determined based on FCX’s common stock price. Prior to May 1, 2010, holders may convert at a conversion rate of 1.3716 into approximately 39 million shares of common stock.

e.	Potential additional shares of common stock of approximately three million were anti-dilutive.

FCX’s convertible instruments are excluded from the computation of diluted net income per share of common stock when including the assumed conversion of these instruments results in an anti-dilutive effect on earnings per share (see footnotes a and c above).

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period also are excluded from the computation of diluted net income per share of common stock. Excluded amounts were approximately two million stock options with a weighted-average exercise price of $88.20 for first-quarter 2010, and approximately nine million stock options with a weighted-average exercise price of $67.00 for first-quarter 2009.

3.	PENSION AND POSTRETIREMENT BENEFITS
The components of net periodic benefit cost for pension and postretirement benefits follow (in millions):

	Three Months Ended
	March 31,
	2010	2009
Service cost	$10	$9
Interest cost	27	27
Expected return on plan assets	(23)	(20)
Amortization of net actuarial loss	5	8
Curtailments	–	(4)
Special retirement benefits	–	(5)
Net periodic benefit costs	$19	$15

Net periodic benefit costs increased by $4 million in first-quarter 2010 mainly as a result of the absence of the first-quarter 2009 gains on special retirement benefits and curtailments ($9 million) caused by the workforce reductions in connection with the fourth-quarter 2008 and first-quarter 2009 revised mine operating plans.

4.	INVENTORIES, AND MILL AND LEACH STOCKPILES
The components of inventories follow (in millions):

	March 31,	December 31,
	2010	2009
Mining Operations:
Raw materials	$1	$1
Work-in-process	102	108
Finished goodsa	564	588
Atlantic Copper, S.A. (Atlantic Copper):
Raw materials (concentrates)	257	171
Work-in-process	234	227
Finished goods	13	15
Total product inventories	1,171	1,110
Total materials and supplies, netb	1,068	1,093
Total inventories	$2,239	$2,203

a.	Primarily includes copper concentrates, anodes, cathodes and rod, and molybdenum.

b.	Materials and supplies inventory is net of obsolescence reserves totaling $21 million at March 31, 2010, and December 31, 2009.

A summary of mill and leach stockpiles follows (in millions):

	March 31,	December 31,
	2010	2009
Current:
Mill stockpiles	$62	$46
Leach stockpiles	670	621
Total current mill and leach stockpiles	$732	$667

Long-terma:
Mill stockpiles	$442	$442
Leach stockpiles	878	879
Total long-term mill and leach stockpiles	$1,320	$1,321

a.	Metals in stockpiles not expected to be recovered within the next 12 months.

FCX recorded charges for lower of cost or market (LCM) molybdenum inventory adjustments of $19 million ($19 million to net income attributable to FCX common stockholders or $0.05 per diluted share) during first-quarter 2009 resulting from lower molybdenum prices.

5.	INCOME TAXES
FCX’s first-quarter 2010 income tax provision resulted from taxes on international operations ($597 million) and U.S. operations ($81 million). The difference between FCX’s consolidated effective income tax rate of 36 percent and the U.S. federal statutory rate of 35 percent was primarily attributable to the proportion of income earned in Indonesia, which was taxed at an effective tax rate of 43 percent.

FCX’s first-quarter 2009 income tax provision resulted from taxes on international operations ($330 million) and U.S. operations ($1 million). During first-quarter 2009, FCX did not record a tax benefit for losses generated in the U.S., and those losses could not be used to offset income generated from international operations. These factors, combined with the high proportion of income earned in Indonesia taxed at an effective tax rate of 42 percent, caused FCX’s consolidated effective income tax rate of 63 percent to be substantially higher than the U.S. federal statutory rate of 35 percent.

6.	DEBT AND EQUITY TRANSACTIONS
During the first quarter of 2010, FCX purchased in the open market $133 million of its 8.25% Senior Notes for $145 million and $136 million of its 8.375% Senior Notes for $148 million. These open-market purchases resulted in losses on early extinguishment of debt totaling $27 million ($23 million to net income attributable to FCX common stockholders or $0.05 per diluted share).

Consolidated interest expense (before capitalization) totaled $151 million in first-quarter 2010 and $176 million in first-quarter 2009. Capitalized interest totaled $6 million in first-quarter 2010 and $45 million in first-quarter 2009. Lower capitalized interest in the 2010 period primarily reflects the completion of development activities for the initial project at FCX’s Tenke Fungurume mine.

During the first quarter of 2010, holders of FCX’s 6¾% Mandatory Convertible Preferred Stock elected to convert 457,890 preferred shares into 628,039 shares of FCX common stock (conversion rate equal to 1.3716 shares of FCX common stock).

In May 2000, FCX’s Board of Directors (Board) adopted a shareholder rights plan. Under the rights plan, each share of outstanding common stock includes a purchase right that would become exercisable if a third party acquires (or announces it will acquire) 20 percent or more of FCX’s outstanding common stock without the approval of FCX’s Board. If such acquisition occurs, each purchase right (other than rights held by the third party) would entitle its holder to purchase FCX’s securities at a substantial discount. In February 2010, FCX’s Board adopted a resolution to allow the shareholder rights plan to expire in accordance with its terms on May 16, 2010.

Refer to Note 10 for further discussion of debt and equity transactions.

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

A summary of unrealized gains recognized in income before income taxes and equity in affiliated companies’ net earnings for derivative financial instruments that are designated and qualify as fair value hedge transactions, along with the unrealized losses on the related hedged item (firm sales commitments) follows (in millions):

	Three Months Ended March 31,
	2010		2009
		Hedged		Hedged
	Derivative	Item	Derivative	Item
Commodity contracts:
Freeport-McMoRan Corporation’s (FMC)
copper futures and swap contractsa	$2	$(2)	$5	$(5)

a.	Amounts are recorded in revenues.

FCX realized gains, which are recorded in revenues, of $10 million during first-quarter 2010 and $3 million during first-quarter 2009 from matured derivative financial instruments that qualified for hedge accounting.

A summary of the realized and unrealized gains (losses) recognized in income before income taxes and equity in affiliated companies’ net earnings for derivative financial instruments, including embedded derivatives, which do not qualify as hedge transactions follows (in millions):

	Three Months Ended March 31,
	2010	2009
Commodity contracts:
Embedded derivatives in provisional sales contractsa	$131	$313
Embedded derivatives in provisional purchase contractsb	(2)	1
Atlantic Copper’s copper forward contractsb	1	4
FMC’s copper futures and swap contractsa	–	32

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

A summary of the fair values of unsettled derivative financial instruments recorded on the consolidated balance sheet follows (in millions):

	March 31,	December 31,
	2010	2009
Derivatives designated as hedging instruments
Commodity contracts:
FMC’s copper futures and swap contracts:
Asset positiona	$13	$11

Derivatives not designated as hedging instruments
Commodity contracts:
Embedded derivatives in provisional sales/purchases contracts:b
Asset position	$175	$235
Liability position	(89)	(70)
Atlantic Copper’s copper forward contracts:
Asset positiona	1	1
Liability positionc	(1)	–
FMC’s copper futures and swap contracts:d
Asset positiona	1	2

a.	Amounts recorded in other current assets.

b.	Amounts recorded either as a net accounts receivable or a net accounts payable.

c.	Amounts recorded in accounts payable and accrued liabilities.

d.	At March 31, 2010 and December 31, 2009, FCX had received $6 million from brokers associated with margin requirements (recorded in accounts payable and accrued liabilities).

Commodity Contracts.  From time to time, FCX has entered into forward, futures and swap contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of March 31, 2010, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative commodity contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FMC’s U.S. copper rod customers request a fixed market price instead of the New York Mercantile Exchange (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures and swap contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in FCX receiving the COMEX average copper price in the month of shipment. Hedge gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the three-month periods ended March 31, 2010 and 2009, resulting from hedge ineffectiveness. At March 31, 2010, FCX held copper futures and swap contracts that qualified for hedge accounting for 43 million pounds at an average price of $3.25 per pound, with maturities through February 2011.

Derivatives Not Designated as Hedging Instruments
Embedded derivatives and derivative financial instruments that do not meet the criteria to qualify for hedge accounting are discussed below.

Embedded Derivatives. As described in Note 1 to FCX’s 2009 Annual Report on Form 10-K under “Revenue Recognition,” certain FCX copper concentrate, copper cathode and gold sales contracts provide for provisional pricing primarily based on London Metal Exchange (LME) or COMEX prices at the time of shipment as specified in the contract. Similarly, FCX purchases copper and molybdenum under contracts that provide for provisional pricing (molybdenum purchases are based on an average Metals Week Molybdenum Oxide price). FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host sales agreements since the contracts do not allow for net settlement and always result in physical delivery. Sales and purchases with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism that is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale or purchase of the metals contained in the concentrates or cathodes at the then-current LME or COMEX price (copper), London Bullion Market Association price (gold) or the average Metals Week Molybdenum Oxide price (molybdenum) as defined in the contract. Mark-to-market price fluctuations recorded through the settlement date are reflected in revenues for sales contracts and in cost of sales as production and delivery costs for purchase contracts. At March 31, 2010, FCX had embedded derivatives on 640 million pounds of copper sales at an average price of $3.53 per pound, with maturities through August 2010; 224 thousand ounces of gold sales at an average price of $1,113 per ounce, with maturities through May 2010; 275 million pounds of copper purchases at an average price of $3.53 per pound, with maturities through June 2010; and 247 thousand pounds of molybdenum purchases at an average price of $16.38 per pound, with maturities through April 2010.

Copper Forward Contracts. Atlantic Copper enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At March 31, 2010, Atlantic Copper held net forward copper purchase contracts for one million pounds at an average price of $3.39 per pound, with maturities through May 2010.

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

Copper Futures and Swap Contracts. In addition to the contracts discussed above that qualify for fair value hedge accounting, FCX also has similar contracts with FMC’s U.S. copper rod customers that do not qualify for hedge accounting because of certain terms in the sales contracts. Gains and losses for these economic hedge transactions are recorded in revenues. At March 31, 2010, FCX held copper futures and swap contracts for two million pounds at an average price of $2.87 per pound, with maturities through December 2010.

Foreign Currency Exchange Contracts.  As a global company, FCX transacts business in many countries and in many currencies. Foreign currency transactions at FCX’s international subsidiaries increase its risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. FCX may hedge or protect its international subsidiaries’ foreign currency transactions from time to time by entering into forward exchange contracts to lock in or minimize the effects of fluctuations in exchange rates. FCX had no outstanding foreign currency exchange contracts at March 31, 2010.

Interest Rate Swap Contracts.  From time to time, FCX or its subsidiaries may enter into interest rate swaps to manage its exposure to interest rate changes and to achieve a desired proportion of fixed-rate versus floating-rate debt based on current and projected market conditions. FCX may enter into interest rate swap contracts to lock in an interest rate considered to be favorable in order to protect against its exposure to variability in future interest payments attributable to increases in interest rates of the designated floating-rate debt. In some situations, FCX may enter into fixed-to-floating interest rate swap contracts to protect against changes in the fair value of the underlying fixed-rate debt that result from market interest rate changes and to take advantage of lower interest rates. FCX had no outstanding interest rate swap contracts at March 31, 2010.

Credit Risk.  FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses highly rated financial institutions that meet certain requirements. FCX also periodically reviews the creditworthiness of these institutions to ensure that they are maintaining their credit ratings. FCX does not anticipate that any of the financial institutions it deals with will default on their obligations. As of March 31, 2010, FCX did not have any significant credit exposure associated with derivative transactions.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, accounts receivable, trust assets, available-for-sale securities, accounts payable and accrued liabilities, dividends payable, Rio Tinto share of joint venture cash flows and long-term debt. Refer to Note 8 for the fair values of these financial instruments.

8.	FAIR VALUE MEASUREMENT
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

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

A summary of FCX’s financial assets and liabilities measured at fair value on a recurring basis (in millions):

	Fair Value at March 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$2,151	$2,151	$–	$–
Time deposits	1,521	1,521	–	–
Certificates of deposit	13	13	–	–
Total cash equivalents	3,685	3,685	–	–

Trust assets (current and long-term):a
U.S. core fixed income fund	40	–	40	–
Government mortgage-backed securities	31	–	31	–
Asset-backed securities	22	–	22	–
Corporate bonds	22	–	22	–
Money market funds	20	20	–	–
Government bonds and notes	12	–	12	–
Total trust assets	147	20	127	–

Available-for-sale securities:b
Time deposits	49	49	–	–
Money market funds	10	10	–	–
Equity securities	5	5	–	–
Corporate bonds	4	–	4	–
Total available-for-sale securities	68	64	4	–

Derivatives:
Embedded derivatives in provisional sales	175	175	–	–
Copper futures and swap contracts	14	14	–	–
Copper forward contracts	1	1	–	–
Total derivatives	190	190	–	–

Total assets	$4,090	$3,959	$131	$–

Liabilities
Derivatives:
Embedded derivatives in provisional purchases	$(89)	$(89)	$–	$–
Copper forward contracts	(1)	(1)	–	–
Total derivative liabilities	$(90)	$(90)	$–	$–

a.	At the end of first-quarter 2010, FCX reevaluated its level determinations and transferred $127 million from Level 1 to Level 2.

b.	At the end of first-quarter 2010, FCX reevaluated its level determinations and transferred $4 million from Level 1 to Level 2.

Valuation Techniques

Money market funds, time deposits and certificates of deposit are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Fixed income securities (government and agency securities, corporate bonds, asset-backed securities and U.S. core fixed income fund) are valued using a bid evaluation or a mid evaluation. A bid evaluation is an estimated price at which a dealer would pay for a security. A mid evaluation is the average of the estimated price at which a dealer would sell a security and the estimated price at which a dealer would pay for a security. These evaluations are based on quoted prices, if available, or models that use observable inputs and, as such, are classified within Level 2 of the fair value hierarchy.

Equity securities are valued at the closing price reported on the active market on which the individual securities are traded and as such are classified within Level 1 of the fair value hierarchy.

FCX’s embedded derivatives on provisional copper concentrate, copper cathode and gold purchases and sales are valued using quoted market prices based on the forward LME or COMEX prices (copper) and the London Bullion Market Association price (gold) and, as such, are classified within Level 1 of the fair value hierarchy. FCX’s embedded derivatives on provisional molybdenum purchases are valued based on the latest average weekly Metals Week Molybdenum Dealer Oxide prices and, as such, are classified within Level 1 of the fair value hierarchy.

FCX’s derivative financial instruments for copper futures and swap contracts and forward contracts are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets (refer to Note 7 for further discussion).

The carrying value for certain FCX financial instruments, (i.e., accounts receivable, accounts payable and accrued liabilities, dividends payable, and Rio Tinto’s share of joint venture cash flows) approximate fair value, and therefore, have been excluded from the table below. A summary of the carrying amount and fair value of FCX’s other financial instruments follows (in millions):

	At March 31, 2010		At December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalentsa	$3,752	$3,752	$2,656	$2,656
Derivatives included in accounts receivablea	175	175	235	235
Trust assets (current and long-term)a, b	147	147	146	146
Available-for-sale securities (current and
long-term)a, b	68	68	74	74
Derivative assetsa, c	15	15	14	14
Derivatives included in accounts payable and
accrued liabilitiesa	(90)	(90)	(70)	(70)
Long-term debt (including amounts due
within one year)d	(6,065)	(6,543)	(6,346)	(6,735)

a.	Recorded at fair value.

b.	Current portion included in other current assets and long-term portion included in other assets.

c.	Included in other current assets.

d.
Recorded at cost except for long-term debt acquired in the Phelps Dodge Corporation acquisition, which was recorded at fair value at the acquisition date. Fair value of substantially all of FCX’s long-term debt is estimated based on quoted market prices.

9.	NEW ACCOUNTING STANDARDS
Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. In January 2010, the Financial Accounting Standards Board (FASB) issued accounting guidance intended to improve disclosures related to fair value measurements. This guidance requires significant transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed separately along with the reasons for the transfers. Additionally, in the reconciliation for the fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances and settlements must be presented (cannot net as one number). This guidance also provides clarification for existing disclosures on (i) level of disaggregation and (ii) inputs and valuation techniques. In addition, this guidance includes conforming amendments for employers’ disclosure of postretirement benefit plan assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are required for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

10.	SUBSEQUENT EVENTS
On March 2, 2010, FCX announced its intent to redeem all of its $1 billion of outstanding Senior Floating Rates Notes due 2015 on April 1, 2010, which was reflected as current liabilities as of March 31, 2010. Holders received 101 percent of the principal amount together with accrued and unpaid interest. FCX expects to record an approximate $22 million loss on early extinguishment of debt in the second quarter of 2010 in connection with this redemption.

From April 1, 2010, through May 6, 2010, FCX made open-market purchases of $51 million of its 8.25% Senior Notes for $55 million, which are in addition to the purchases discussed in Note 6. FCX expects to record an approximate $5 million loss on early extinguishment of debt in second-quarter 2010 in connection with these open-market purchases.

During April 2010, holders of FCX’s 6¾% Mandatory Convertible Preferred Stock elected to convert 787,158 preferred shares into 1,079,615 shares of FCX common stock (conversion rate equal to 1.3716 shares of FCX common stock). On May 1, 2010, the remaining 28 million shares of FCX’s 6¾% Mandatory Convertible Preferred Stock were automatically converted into 38 million shares of FCX common stock (conversion rate equal to 1.3716 shares of FCX common stock).

In April 2010, the Board authorized an increase in the cash dividend on common stock from an annual rate of $0.60 per share to $1.20 per share ($0.30 per share quarterly), with the first quarterly dividend expected to be paid on August 1, 2010.

FCX evaluated events after March 31, 2010, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

11.	BUSINESS SEGMENTS
FCX has organized its operations into five primary divisions – North America copper mines, South America mining, Indonesia mining, Africa mining and Molybdenum operations. Notwithstanding this structure, FCX internally reports information on a mine-by-mine basis. Therefore, FCX concluded that its operating segments include individual mines. Operating segments that meet certain thresholds are reportable segments. Further discussion of the reportable segments included in FCX’s primary operating divisions, as well as FCX’s other reportable segments – Rod & Refining and Atlantic Copper Smelting & Refining – follows.

North America Copper Mines.  FCX has six operating copper mines in North America – Morenci, Sierrita, Bagdad, Safford and Miami in Arizona, and Tyrone in New Mexico. The North America copper mines include open-pit mining, sulfide ore concentrating, leaching, and solution extraction and electrowinning (SX/EW) operations. A majority of the copper produced at the North America copper mines is cast into copper rod by FCX’s Rod & Refining operations. The North America copper mines include the Morenci copper mine as a reportable segment.

Morenci. The Morenci open-pit mine, located in southeastern Arizona, primarily produces copper cathodes. FCX owns an 85 percent undivided interest in Morenci through an unincorporated joint venture. The Morenci mine produces approximately 40 percent of FCX’s North America copper.

Other Mines. Other mines include FCX’s other operating southwestern U.S. copper mines – Sierrita, Bagdad, Safford, Miami and Tyrone – and its southwestern U.S. copper mines that are currently on care-and-maintenance status. In addition to copper, the Sierrita and Bagdad mines produce molybdenum concentrates as a by-product.

South America.  South America mining includes four operating copper mines – Cerro Verde in Peru, and Candelaria, Ojos del Salado and El Abra in Chile. These operations include open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. South America mining includes the Cerro Verde copper mine as a reportable segment.

Cerro Verde. The Cerro Verde open-pit copper mine, located near Arequipa, Peru, produces copper cathodes and copper concentrates. In addition to copper, the Cerro Verde mine produces molybdenum concentrates as a by-product. FCX owns a 53.56 percent interest in Cerro Verde. The Cerro Verde mine produces approximately 50 percent of FCX’s South America copper.

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

Atlantic Copper Smelting & Refining.  Atlantic Copper, FCX’s wholly owned smelting unit in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. PT Freeport Indonesia sells copper concentrate and the South America copper mines sell copper concentrate and cathode to Atlantic Copper.

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

Business Segments

(In Millions)	North America Copper Mines			South America			Indonesia		Africa
												Atlantic	Corporate,
												Copper	Other &
		Other		Cerro	Other					Molyb-	Rod &	Smelting	Elimi-	FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke	denum	Refining	& Refining	nations	Total
Three Months Ended March 31, 2010
Revenues:
Unaffiliated customers	$9	$15	$24	$458	$497	$955	$1,161	a	$249	$275	$1,066	$633	$–	$4,363
Intersegment	356	674	1,030	83	31	114	298		–	–	7	–	(1,449)	–
Production and delivery	146	318	464	171	205	376	475		110	185	1,067	628	(1,387)	1,918
Depreciation, depletion and amortization	42	40	82	34	27	61	63		30	13	2	10	10	271
Selling, general and administrative expenses	–	–	–	–	–	–	29		–	3	–	6	57	95
Exploration and research expenses	–	–	–	–	–	–	–		–	1	–	–	30	31
Operating income (loss)	177	331	508	336	296	632	892		109	73	4	(11)	(159)	2,048

Interest expense, net	2	3	5	–	–	–	–		2	–	–	2	136	145
Provision for income taxes	–	–	–	105	92	197	393		25	–	–	–	63	678
Total assets at March 31, 2010	1,897	4,194	6,091	4,294	2,803	7,097	4,896		3,431	1,745	347	1,207	2,299	27,113
Capital expenditures	3	16	19	12	36	48	98		39	7	1	9	10	231

Three Months Ended March 31, 2009
Revenues:
Unaffiliated customers	$21	$23	$44	$246	$338	$584	$920	a	$–	$146	$613	$292	$3	$2,602
Intersegment	212	362	574	77	41	118	202		–	–	6	–	(900)	–
Production and delivery	190	363	553	149	218	367	350		16	119	614	293	(750)	1,562
Depreciation, depletion and amortization	36	39	75	35	30	65	65		3	9	2	8	5	232
Lower of cost or market inventory adjustments	–	–	–	–	–	–	–		–	19	–	–	–	19
Selling, general and administrative expenses	–	–	–	–	–	–	18		–	4	–	2	38	62
Exploration and research expenses	–	–	–	–	–	–	–		–	–	–	–	30	30
Restructuring and other charges	24	(2)	22	–	6	6	–		–	(1)	(2)	–	–	25
Operating income (loss)	(17)	(15)	(32)	139	125	264	689		(19)	(4)	5	(11)	(220)	672

Interest expense, net	1	2	3	–	1	1	1		–	–	–	1	125	131
Provision for (benefit from) income taxes	–	–	–	47	37	84	288		(1)	–	–	–	(40)	331
Total assets at March 31, 2009	2,079	4,072	6,151	4,002	2,401	6,403	4,765		3,013	1,755	268	875	478	23,708
Capital expenditures	29	43	72	37	37	74	55		251	44	3	6	14	519

a.	Includes PT Freeport Indonesia’s sales to PT Smelting totaling $486 million in the first three months of 2010 and $263 million in the first three months of 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of March 31, 2010, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2010 and 2009, and the consolidated statement of equity for the three-month period ended March 31, 2010. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2009, and the related consolidated statements of operations, cash flows, and equity for the year then ended (not presented herein), and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements and which report included an explanatory paragraph for the Company’s adoption of guidance originally issued in FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB ASC Topic 810, Consolidation) effective January 1, 2009. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona
May 7, 2010

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW and OUTLOOK

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries. You should read this discussion in conjunction with our financial statements, the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of our Business and Properties in our Form 10-K for the year ended December 31, 2009, filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results. References to “Notes” are Notes included in our Notes to Consolidated Financial Statements. Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations all references to earnings or losses per share are on a diluted basis, unless otherwise noted.

We are one of the world’s largest copper, gold and molybdenum mining companies in terms of reserves and production. Our portfolio of assets includes the Grasberg minerals district in Indonesia, significant mining operations in North and South America, and the Tenke Fungurume minerals district in the Democratic Republic of Congo (DRC). The Grasberg minerals district contains the largest single recoverable copper reserve and the largest single gold reserve of any mine in the world based on the latest available reserve data provided by third-party industry consultants. We also operate Atlantic Copper, our wholly owned copper smelting and refining unit in Spain.

Our significantly improved first-quarter 2010 results, compared with first-quarter 2009, primarily reflected higher realized copper prices, partly offset by lower copper sales volumes. Refer to “Consolidated Results” for further discussion of our consolidated financial results for the three-month periods ended March 31, 2010 and 2009.

Rising copper and gold prices throughout 2009 have enabled us to enhance our financial and liquidity position, allowing us to manage volatile conditions effectively. We have reduced debt and reinstated cash dividends to common shareholders, and are now focused on future growth opportunities. During first-quarter 2010, we made open-market debt purchases totaling $269 million at a cost of $293 million, and on April 1, 2010, we redeemed our $1 billion of outstanding Senior Floating Rate Notes due 2015. Additionally, in April 2010, our Board of Directors authorized an increase in FCX’s common stock dividend. Refer to “Capital Resources and Liquidity – Financing Activities” for further discussion. With the improved market conditions, we have also resumed certain project development activities at our North and South America copper mines. Refer to “Operations” for further discussion.

We view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy and will continue to adjust our operating strategy as market conditions change.

Outlook
Consolidated sales from mines for the year 2010 are expected to approximate 3.8 billion pounds of copper, 1.8 million ounces of gold and 62 million pounds of molybdenum, including 830 million pounds of copper, 270 thousand ounces of gold and 15 million pounds of molybdenum for second-quarter 2010. Consolidated sales in the second half of 2010 are expected to be higher than the first half because of mine sequencing at Grasberg. These sales volume estimates are dependent on the achievement of targeted mining rates, the successful operation of production facilities, the impact of weather conditions and other factors.

Assuming average prices of $3.50 per pound of copper, $1,100 per ounce of gold and $15 per pound of molybdenum for the remainder of 2010 and current sales and cost estimates, we estimate our consolidated unit net cash costs (net of by-product credits and excluding Africa mining) for our copper mining operations would average approximately $0.88 per pound of copper for the year 2010. Quarterly unit net cash costs will vary with fluctuations in production volumes. The impact of price changes on consolidated unit net cash costs in 2010 would approximate $0.015 per pound for each $50 per ounce change in gold prices for the remainder of 2010, and $0.01 per pound for each $2 per pound change in molybdenum prices for the remainder of 2010. Estimated consolidated unit net cash costs are higher, compared with consolidated unit net cash costs of $0.55 per pound of copper in 2009, primarily because of lower projected copper and gold sales volumes from Grasberg, combined with increases in commodity-based input costs and foreign currency exchange rates. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated unit net cash costs.

Consolidated revenues, operating cash flows and net income vary significantly with fluctuations in the market prices of copper, gold and molybdenum, sales volumes and other factors. Based on projected consolidated sales volumes for 2010 and assuming average prices of $3.50 per pound of copper, $1,100 per ounce of gold and $15 per pound of molybdenum for the remainder of 2010, our consolidated operating cash flows for the year 2010 are expected to exceed $6 billion, net of an estimated $0.3 billion for working capital requirements. The impact of price changes on operating cash flows in 2010 would approximate $200 million for each $0.10 per pound change in copper prices, $40 million for each $50 per ounce change in gold prices and $23 million for each $1 per pound change in molybdenum prices.

Capital expenditures for the year 2010 are expected to approximate $1.7 billion, including $0.8 billion for major projects primarily associated with underground development activities at Grasberg, the sulfide ore project at El Abra and the sulphur burner facility at Safford. For 2009, capital expenditures totaled $1.6 billion, which included $0.8 billion for major projects. We have resumed certain project development activities at our North and South America copper mines (refer to “Operations” for further discussion) and a number of studies are ongoing, which may result in increased capital spending programs.

COPPER, GOLD AND MOLYBDENUM MARKETS

The following graphs illustrate the movements in metals prices from January 2000 through April 2010. World prices for copper, gold and molybdenum have fluctuated significantly during this period. The London Metal Exchange (LME) spot copper price varied from a low of $0.60 per pound in 2001 to a high of $4.08 per pound in July 2008, the London gold price fluctuated from a low of approximately $256 per ounce in 2001 to a high of $1,213 per ounce in December 2009, and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from $2.19 per pound in 2000 to a high of $39.25 per pound in June 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009.

Historical LME Copper Prices

Through April 30, 2010

LME Copper Prices
LME & COMEX Exchange Stocks*
000s of metric tons
Dollars per pound
1,600
1,400
1,200
1,000
800
600
400
200
0
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
2000
2002
2004
2006
2008
2010

*  Excludes Shanghai stocks, producer, consumer and merchant stocks.

This graph presents LME spot copper prices and reported stocks of copper at the LME and the New York Mercantile Exchange (COMEX) from January 2000 through April 2010. From 2006 through most of 2008, disruptions associated with strikes and other operational issues, combined with growing demand from China and other emerging economies resulted in low levels of inventory. Beginning in late 2008, slowing consumption led to increases in inventory levels; however, China’s increased buying activity contributed to a decline in exchange inventories during the first half of 2009. After reaching a low for the year in July 2009, inventories grew during the second half of 2009 with combined LME and COMEX stocks ending the year at approximately 592 thousand metric tons. At March 31, 2010, combined LME and COMEX stocks totaled approximately 606 thousand metric tons or less than two weeks of global consumption.

Turmoil in the U.S. financial markets and concerns about the global economy negatively impacted copper prices in late 2008, which declined to a four-year low of $1.26 per pound in December 2008; however, copper prices improved during 2009 as a result of strong Chinese import activity and supply limitations. During first-quarter 2010, LME spot copper prices ranged from $2.83 per pound to $3.55 per pound and averaged $3.29 per pound. While the near-term outlook is uncertain, we believe the underlying fundamentals of the copper business remain positive, supported by limited supplies from existing mines and the absence of significant new development projects. Future copper prices are expected to be volatile and are likely to be influenced by demand from China, economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and production levels of mines and copper smelters. The LME spot copper price closed at $3.34 per pound on April 30, 2010, and declined further to $3.15 per pound on May 6, 2010.

London Gold Prices
Through April 30, 2010
$1,250
$1,150
$1,050
$950
$850
$750
$650
$550
$450
$350
$250
Dollars per ounce
2000
2002
2004
2006
2008
2010

This graph presents London gold prices from January 2000 through April 2010. Continued investment demand and potential weakness in the U.S. dollar are expected to support gold prices in 2010. During first-quarter 2010, gold prices ranged from approximately $1,058 per ounce to $1,153 per ounce and averaged $1,109 per ounce. London gold prices closed at approximately $1,179 per ounce on April 30, 2010.

Metals Week Molybdenum Dealer Oxide Prices

Through April 30, 2010

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2000
2002
2004
2006
2008
2010

This graph presents the Metals Week Molybdenum Dealer Oxide price from January 2000 through April 2010. In late 2008, molybdenum prices declined significantly as a result of the financial market turmoil and a decline in demand; however, molybdenum prices improved during 2009 supported by Chinese imports and supply reductions. During first-quarter 2010, the weekly average price of molybdenum ranged from approximately $11.75 per pound to approximately $18.60 per pound and averaged $15.73 per pound. The weekly average Metals Week Molybdenum Dealer Oxide price was $17.50 per pound on April 30, 2010.

CONSOLIDATED RESULTS

	First Quarter
	2010		2009
Financial Data (in millions, except per share amounts)
Revenuesa	$4,363	b	$2,602	b
Operating income	$2,048	b	$672	b,c
Net income	$1,215		$207
Net income attributable to noncontrolling interests	$270		$104
Net income attributable to FCX common stockholdersd	$897	e	$43	c
Diluted net income per share attributable to FCX common stockholders	$2.00	e	$0.11	c
Diluted weighted-average common shares outstanding	473	f	401

FCX Mining Operating Data
Copper (recoverable)
Production (millions of pounds)	929		1,041
Sales, excluding purchases (millions of pounds)	960		1,020
Average realized price per pound	$3.42		$1.72
Site production and delivery costs per poundg	$1.35		$1.07
Unit net cash costs per poundg	$0.81		$0.66
Gold (recoverable)
Production (thousands of ounces)	449		595
Sales, excluding purchases (thousands of ounces)	478		545
Average realized price per ounce	$1,110		$904
Molybdenum (recoverable)
Production (millions of pounds)	17		14
Sales, excluding purchases (millions of pounds)	17		10
Average realized price per pound	$15.09		$11.52

a.	Includes the impact of adjustments to provisionally priced concentrate and cathode sales recognized in prior periods. Refer to “Revenues” for further discussion.

b.	Following is a summary of revenues and operating income (loss) by operating division (in millions):

	First-Quarter 2010		First-Quarter 2009
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
North America copper mines	$1,054	$508	$618	$(32)
South America mining	1,069	632	702	264
Indonesia mining	1,459	892	1,122	689
Africa mining	249	109	–	(19)
Molybdenum	275	73	146	(4)
Rod & Refining	1,073	4	619	5
Atlantic Copper Smelting & Refining	633	(11)	292	(11)
Corporate, other & eliminations	(1,449)	(159)	(897)	(220)
Total	$4,363	$2,048	$2,602	$672

c.
First-quarter 2009 operating income includes charges totaling $31 million ($31 million to net income attributable to FCX common stockholders or $0.08 per share) associated with adjustments to environmental obligations, $25 million ($22 million to net income attributable to FCX common stockholders or $0.05 per share) for restructuring and other charges associated with our revised operating plans and $19 million ($19 million to net income attributable to FCX common stockholders or $0.05 per share) for lower of cost or market (LCM) molybdenum inventory adjustments.

d.	After net income attributable to noncontrolling interests in subsidiaries and preferred dividends.

e.
First-quarter 2010 includes net losses on early extinguishment of debt totaling $23 million ($0.05 per share) associated with open-market purchases of our 8.25% Senior Notes and 8.375% Senior Notes. Refer to Note 6 for further discussion.

f.
Weighted-average common shares outstanding reflects assumed conversion of our 6¾% Mandatory Convertible Preferred Stock (39 million shares) and also includes 17.9 million shares resulting from the redemption of our 5½% Convertible Perpetual Preferred Stock in September 2009 and 26.8 million shares of common stock sold in February 2009.

g.
Reflects per pound weighted-average production and delivery costs and unit net cash costs (net of by-product credits) for all copper mines, excluding net noncash and other costs and Africa mining. For reconciliations of the per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to “Operations – Unit Net Cash Costs” and to “Product Revenues and Production Costs.”

Revenues
Consolidated revenues include the sale of copper concentrates, copper cathodes, copper rod, gold, molybdenum  and other metals by our North and South America copper mines, the sale of copper concentrates (which also contain significant quantities of gold and silver) by our Indonesia mining operation, the sale of copper cathodes and cobalt hydroxide by our Africa mining operation, the sale of molybdenum in various forms by our Molybdenum operations, and the sale of copper cathodes, copper anodes, and gold in anodes and slimes by Atlantic Copper. Consolidated revenues totaled $4.4 billion in first-quarter 2010, compared with $2.6 billion in first-quarter 2009. Following is a summary of changes in our consolidated revenues between periods (in millions):

First-quarter 2009 consolidated revenues	$2,602
Higher sales price realizations from mining operations:
Copper	1,632
Gold	98
Molybdenum	60
(Lower) higher sales volumes from mining operations:
Copper	(103)
Gold	(61)
Molybdenum	80
Lower purchased copper and molybdenum	(4)
Lower adjustments for prior year provisionally priced sales	(133)
Higher Atlantic Copper revenues	341
Other, including intercompany eliminations	(149)
First-quarter 2010 consolidated revenues	$4,363

Consolidated revenues in first-quarter 2010 were favorably impacted by higher copper, gold and molybdenum prices, compared with first-quarter 2009. Realized copper prices increased to an average of $3.42 per pound in first-quarter 2010, compared with $1.72 per pound in first-quarter 2009; realized gold prices increased to an average of $1,110 per ounce in first-quarter 2010, compared with $904 per ounce in first-quarter 2009; and realized molybdenum prices increased to an average of $15.09 per pound in first-quarter 2010, compared with $11.52 per pound in first-quarter 2009.

Consolidated sales volumes in first-quarter 2010 totaled 960 million pounds of copper, 478 thousand ounces of gold and 17 million pounds of molybdenum, compared with 1.0 billion pounds of copper, 545 thousand ounces of gold and 10 million pounds of molybdenum in first-quarter 2009. Lower copper and gold sales volumes in first-quarter 2010 primarily reflect anticipated lower ore grades at Grasberg resulting from planned mine sequencing. Lower copper sales volumes were also impacted by decreased volumes at our South America mining operations, partly offset by additional volumes provided by the Tenke Fungurume mine. Higher molybdenum sales volumes in first-quarter 2010 reflected improved demand in the metallurgical and chemical sectors. Refer to “Operations” for further discussion.

During first-quarter 2010, approximately 47 percent of our mined copper was sold in concentrate, approximately 27 percent as cathodes and approximately 26 percent as rod (from our North America operations). Substantially all concentrate and cathode sales contracts at our copper mining operations provide final copper pricing in a specified future period (generally one to four months from the shipment date) based primarily on quoted LME prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisional priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until the date of final pricing. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

At December 31, 2009, we had provisionally priced copper sales at our copper mining operations totaling 378 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $3.34 per pound. Adjustments to the December 31, 2009, provisionally priced copper sales resulted in a net decrease to consolidated revenues of $4 million ($2 million to net income attributable to FCX common stockholders or less than $0.01 per share) in first-quarter 2010, compared with an increase of $128 million ($60 million to net income attributable to FCX common stockholders or $0.15 per share) in first-quarter 2009.

LME spot copper prices averaged $3.29 per pound in first-quarter 2010, compared with our average realized price of $3.42 per pound. A significant portion of our first-quarter 2010 consolidated copper sales were provisionally priced at the time of shipment and are subject to final pricing over the next several months. At March 31, 2010, we had provisionally priced copper sales at our copper mining operations totaling 372 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $3.53 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the March 31, 2010, price for provisionally priced sales would have a net impact on our 2010 consolidated revenues of approximately $25 million ($12 million to net income attributable to FCX common stockholders). The LME spot copper price closed at $3.34 per pound on April 30, 2010. Based on quarter-to-date average copper prices and assuming we apply the May 6, 2010, average forward curve price of $3.14 per pound to the March 31, 2010, provisionally priced sales, we would record a reduction to second-quarter 2010 revenues of approximately $130 million (approximately $60 million to net income).

Production and Delivery Costs
Consolidated production and delivery costs increased to $1.9 billion in first-quarter 2010, compared with $1.6 billion in first-quarter 2009, primarily reflecting higher costs of concentrate purchases at Atlantic Copper associated with higher copper prices. Also impacting first-quarter 2010 production and delivery costs were higher commodity-based input costs at our mining operations.

Our copper mining operations require a significant amount of energy, principally electricity, diesel, coal and natural gas. Excluding Africa mining, for the year 2010 we expect energy costs to approximate 22 percent of our consolidated copper production costs, compared with approximately 20 percent in 2009, which reflects purchases of approximately 215 million gallons of diesel fuel; 5,800 gigawatt hours of electricity at our North and South America mines (we generate all of our power at our Indonesia mining operation); 800 thousand metric tons of coal for our coal power plant in Indonesia; and 1 million MMBTU (million british thermal units) of natural gas at certain of our North America mines.

Consolidated site production and delivery costs for our copper mining operations, excluding net noncash and other costs and Africa mining, averaged $1.35 per pound of copper in first-quarter 2010 compared with $1.07 per pound of copper in first-quarter 2009. Higher site production and delivery costs in first-quarter 2010, primarily reflected lower copper sales volumes at Grasberg and South America. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements. We expect to incorporate Africa mining in our consolidated unit net cash cost disclosures upon completion of ramp-up activities in the cobalt circuit (refer to “Operations – Africa Mining” for further discussion).

Depreciation, Depletion and Amortization
Consolidated depreciation, depletion and amortization expense increased to $271 million in first-quarter 2010, compared with $232 million in first-quarter 2009, primarily reflecting higher expense at our Tenke Fungurume mine, which commenced initial copper production in late March 2009.

LCM Inventory Adjustments
Inventories are required to be recorded at the lower of cost or market. In first-quarter 2009, we recognized charges of $19 million ($19 million to net income attributable to FCX common stockholders or $0.05 per share) for LCM inventory adjustments associated with our molybdenum inventories. There have been no further LCM inventory adjustments recorded since first-quarter 2009.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses increased to $95 million in first-quarter 2010, compared with $62 million in first-quarter 2009, primarily reflecting higher incentive compensation costs. Adjustments to compensation costs attributable to prior-year financial results reduced general and administrative expenses by $9 million in first-quarter 2010 and $33 million in first-quarter 2009.

Exploration and Research Expenses
Consolidated exploration and research expenses totaled $31 million in first-quarter 2010 compared with $30 million in first-quarter 2009. Exploration activities are being conducted near our existing mines with a focus on opportunities to expand reserves that will support additional future production capacity in the large mineral districts where we currently operate. Significantly expanded drilling activities in recent years were successful in providing reserve additions and in identifying potential additional ore adjacent to existing ore bodies. Results indicate opportunities for future potential reserve additions at Morenci, Sierrita and Bagdad in North America, at Cerro Verde and El Abra in South America and in the Tenke Fungurume district.

During 2010, exploration activities will continue to focus principally on the potential in our existing mineral districts, and spending is expected to approximate $100 million.

Restructuring and Other Charges
In first-quarter 2009, we recognized net charges of $25 million ($22 million to net income attributable to FCX common stockholders or $0.05 per share) associated with revised operating plans, including contract termination costs, other project cancellation costs and charges for employee severance and benefits, partially offset by gains for pension and postretirement special benefits and curtailments.

Interest Expense, Net
Consolidated interest expense (before capitalization) totaled $151 million in first-quarter 2010 and $176 million in first-quarter 2009. Lower interest expense in first-quarter 2010 primarily reflected the impact of net repayments of debt during 2009 and lower interest rates on our variable-rate debt.

Capitalized interest decreased to $6 million in first-quarter 2010, compared with $45 million in first-quarter 2009, primarily reflecting the completion of development activities for the initial project at our Tenke Fungurume mine.

Losses on Early Extinguishment of Debt
During first-quarter 2010, we recorded losses on early extinguishment of debt totaling $27 million ($23 million to net income attributable to FCX common stockholders or $0.05 per share) associated with open-market purchases of our 8.25% Senior Notes and 8.375% Senior Notes. Refer to Note 6 for further discussion.

Provision for Income Taxes
Our first-quarter 2010 income tax provision resulted from taxes on international operations ($597 million) and U.S. operations ($81 million). The difference between our consolidated effective income tax rate of 36 percent for first-quarter 2010 and the U.S. federal statutory rate of 35 percent was primarily attributable to the proportion of income earned in Indonesia, which was taxed at an effective tax rate of 43 percent.

Our first-quarter 2009 income tax provision resulted from taxes on international operations ($330 million) and U.S. operations ($1 million). During first-quarter 2009, we did not record a benefit for losses generated in the U.S., and those losses could not be used to offset income generated from international operations. These factors combined with the high proportion of income earned in Indonesia, taxed at an effective tax rate of 42 percent, caused our consolidated effective income tax rate of approximately 63 percent to be substantially higher than the U.S. federal statutory rate of 35 percent.

A summary of the approximate amounts in the calculation of our consolidated provision for income taxes for the first quarters of 2010 and 2009 follows (in millions, except percentages):

	First-Quarter 2010			First-Quarter 2009
			Income Tax			Income Tax
	Income	Effective	(Provision)	Income	Effective	(Provision)
	(Loss)a	Tax Rate	Benefit	(Loss)a	Tax Rate	Benefit
U.S.	$329	25% b	$(81)	$(288)	–	$(1)
South America	623	32%	(197)	253	33%	(84)
Indonesia	909	43%	(393)	689	42%	(288)
Africa	85	30%	(25)	(2)	30%	1
Eliminations and other	(58)	N/A	18	(125)	N/A	41
Consolidated FCX	$1,888	36%c	$(678)	$527	63%	$(331)

a.	Represents income (loss) by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.
During first-quarter 2010 the “Patient Protection and Affordable Care Act” and the “Health Care and Education Reconciliation Act of 2010” (the Acts) were enacted. These Acts reduce the tax benefit available for Medicare Part D subsidies paid to us by the U.S. federal government; as a result, our first-quarter 2010 U.S. income tax provision includes a cumulative tax charge of $5 million.

c.
Our estimated consolidated effective tax rate for the year 2010 will vary with commodity price changes and the mix of income from international and U.S. operations. Assuming average prices of $3.50 per pound of copper, $1,100 per ounce of gold and $15 per pound of molybdenum for the remainder of 2010 and projected sales volumes for the year, we estimate our annual consolidated effective tax rate will approximate 36 percent. However, this rate would range from 38 percent at an average price of $2.50 per pound for copper to 36 percent at an average price of $4.00 per pound for copper.

OPERATIONS

North America Copper Mines
We currently have six operating copper mines in North America – Morenci, Sierrita, Bagdad, Safford and Miami in Arizona, and Tyrone in New Mexico. All of these mining operations are wholly owned, except for Morenci, an unincorporated joint venture, in which we own an 85 percent undivided interest.

The North America copper mines include open-pit mining, sulfide ore concentrating, leaching and solution extraction/electrowinning (SX/EW) operations. In addition to copper, the Sierrita and Bagdad mines produce molybdenum as a by-product. A majority of the copper produced at our North America copper mines is cast into copper rod by our Rod & Refining operations. The remainder of our North America copper sales is primarily in the form of copper cathode or copper concentrate. Refer to Note 11 for further discussion of our reportable segment in the North America copper mines division.

Operating and Development Activities. In response to weak market conditions, operating plans at our North America copper mines were revised at the end of 2008 and in early 2009 to reduce costs, which included curtailed production rates and capital cost reductions. However, we have resumed certain project development activities; we have also restarted the Morenci mill and announced a ramp up of Morenci’s mining rates. Operating plans for the North America copper mines are being assessed and adjustments will be made based on market conditions.

Morenci Mill Restart and Mine Ramp-up. In March 2010, we restarted the Morenci mill to process available sulfide material currently being mined. Mill throughput is initially expected to approximate 30,000 metric tons per day increasing to 50,000 metric tons per day by 2011. We are also initiating plans for a staged ramp up at the Morenci mine from the current rate of 450,000 metric tons per day to 635,000 metric tons per day. These activities are expected to expose additional ore and enable Morenci’s annual copper production to increase by approximately 125 million pounds, beginning in 2011. Further increases to Morenci’s mining rate are being evaluated.

Miami Restart. We have restarted limited mining activities at the Miami copper mine in Arizona to improve efficiencies of ongoing reclamation projects associated with historical mining operations at the site. During the approximate five-year mine life, we expect to ramp up production at Miami to approximately 100 million pounds of copper per year by the second half of 2011. The capital investment for this project is expected to approximate $40 million, mostly for mining equipment.

Safford Sulphur Burner. We are restarting work on the sulphur burner at Safford, which will provide a more cost effective source of sulphuric acid used in SX/EW operations and reduce transportation costs. This project is expected to be complete during 2011 at a capital investment of approximately $150 million.

Twin Buttes Acquisition. In December 2009, we purchased property adjacent to our Sierrita operations. The property includes the Twin Buttes copper mine, which ceased operations in 1994, and contains mineralized material of approximately 0.7 billion metric tons with average grades of 0.43 percent for copper and 0.024 percent for molybdenum. The purchase provides significant synergies in the Sierrita minerals district, including the potential for expanded mining activities and access to material that can be used for Sierrita tailings and stockpile reclamation purposes. Studies have commenced to incorporate the Twin Buttes resources in our future plans to determine the optimum development plans for the district.

Operating Data. Following is summary operating data for the North America copper mines for the first quarters of 2010 and 2009:

	First Quarter
	2010	2009
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	264	289
Sales, excluding purchases	291	301
Average realized price per pound	$3.32	$1.59

Molybdenum (millions of recoverable pounds)
Productiona	6	6

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	601,900	669,200
Average copper ore grade (percent)	0.24	0.30
Copper production (millions of recoverable pounds)	202	222

Mill operations
Ore milled (metric tons per day)	162,900	180,800
Average ore grade (percent):
Copper	0.30	0.35
Molybdenum	0.02	0.02
Copper recovery rate (percent)	85.7	85.2
Production (millions of recoverable pounds):
Copper	80	88
Molybdenum	6	6

a.	Reflects by-product molybdenum production from the North America copper mines. Sales of by-product molybdenum are reflected in the Molybdenum division.

Copper sales volumes from our North America copper mines decreased to 291 million pounds in first-quarter 2010, compared with 301 million pounds in first-quarter 2009, primarily reflecting reduced operating rates at Morenci. However, as discussed above in “Operating and Development Activities,” we have restarted the Morenci mill and are initiating plans for a staged ramp up of Morenci’s mining rates.

Consolidated sales volumes from our North America copper mines are expected to approximate 1.0 billion pounds of copper for the year 2010, compared with 1.2 billion pounds of copper in 2009.

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

Gross Profit per Pound of Copper and Molybdenum

The following table summarizes unit net cash costs and gross profit per pound at the North America copper mines for the first quarters of 2010 and 2009. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	First-Quarter 2010			First-Quarter 2009
	By-	Co-Product Method		By-	Co-Product Method
	Product		Molyb-	Product		Molyb-
	Method	Copper	denuma	Method	Copper	denuma
Revenues, excluding adjustments shown below	$3.32	$3.32	$13.93	$1.59	$1.59	$9.71

Site production and delivery, before net noncash
and other costs shown below	1.31	1.20	7.40	1.32	1.26	4.28
By-product creditsa	(0.26)	–	–	(0.18)	–	–
Treatment charges	0.08	0.08	–	0.08	0.08	–
Unit net cash costs	1.13	1.28	7.40	1.22	1.34	4.28
Depreciation, depletion and amortization	0.27	0.25	0.63	0.24	0.23	0.21
Noncash and other costs, net	0.08	0.08	0.05	0.15	0.15	0.15
Total unit costs	1.48	1.61	8.08	1.61	1.72	4.64
Revenue adjustments, primarily for hedging	–	–	–	0.24	0.24	–
Idle facility and other non-inventoriable costs	(0.06)	(0.06)	–	(0.13)	(0.13)	–
Gross profit (loss) per pound	$1.78	$1.65	$5.85	$0.09	$(0.02)	$5.07

Copper sales (millions of recoverable pounds)	291	291		301	301
Molybdenum sales (millions of recoverable pounds)b			6			6

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Reflects molybdenum produced by the North America copper mines.

Unit net cash costs (net of by-product credits) for our North America copper mines decreased to $1.13 per pound of copper in first-quarter 2010, compared with $1.22 per pound of copper in first-quarter 2009, primarily reflecting higher molybdenum credits ($0.08 per pound) resulting from higher molybdenum prices.

Some of our U.S. copper rod customers request a fixed market price instead of the COMEX average price in the month of shipment. We hedge this price exposure in a manner that allows us to receive market prices in the month of shipment while the customer pays the fixed price they requested. Because these contracts previously did not meet the criteria to qualify for hedge accounting, revenue adjustments in first-quarter 2009 primarily reflect unrealized gains on these copper derivative contracts.

Our operating North America copper mines have varying cost structures because of differences in ore grades and ore characteristics, processing costs, by-products and other factors. Based on current operating plans and assuming achievement of current sales estimates and an average price of $15 per pound of molybdenum for the remainder of 2010, we estimate that average unit net cash costs (net of by-product credits) for our North America copper mines would approximate $1.24 per pound of copper for the year 2010, compared with $1.11 per pound in 2009. Each $2 per pound change in the molybdenum price during the remainder of 2010 would have an approximate $0.03 per pound impact on the North America copper mines’ 2010 unit net cash costs.

South America Mining
We have four operating copper mines in South America – Cerro Verde in Peru, and Candelaria, Ojos del Salado and El Abra in Chile. We own a 53.56 percent interest in Cerro Verde, an 80 percent interest in both Candelaria and Ojos del Salado and a 51 percent interest in El Abra.

South America mining includes open-pit and underground mines, sulfide ore concentrating, leaching and SX/EW operations. In addition to copper, the Cerro Verde mine produces molybdenum concentrates as a by-product, and the Candelaria and Ojos del Salado mines produce gold and silver as by-products. Production from our South America mines is sold as copper concentrate or copper cathode under long-term contracts. Our South America mines sell a portion of their copper concentrate and cathode inventories to Atlantic Copper, an affiliated smelter. Refer to Note 11 for further discussion of our reportable segment in the South America mining division.

Operating and Development Activities. In response to weak market conditions, operating plans at our South America mining operations were revised at the end of 2008 to reduce costs, which included capital spending reductions. We also temporarily curtailed the molybdenum circuit at Cerro Verde, which resumed in September 2009. We have resumed certain project development activities, including the El Abra sulfide project and the Cerro Verde mill optimization project.

El Abra Sulfide. We have resumed construction activities associated with the development of a large sulfide deposit at El Abra to extend its mine life by over 10 years. Production from the sulfide ore, which will ramp up to approximately 300 million pounds of copper per year, is expected to begin in 2012 and will replace currently depleting oxide copper production. The aggregate capital investment for this project is expected to total $725 million through 2015, of which approximately $535 million is for the initial phase of the project expected to be completed in 2012. Aggregate project costs of $110 million have been incurred as of March 31, 2010, of which $35 million was incurred during first-quarter 2010.

In addition, we have initiated studies for a potential milling operation at El Abra to process additional sulfide material and to achieve higher recoveries.

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

Reserve additions in recent years have provided opportunities to potentially more than double the existing facility’s capacity; accordingly, we are evaluating the potential for a large scale concentrator expansion at Cerro Verde. A feasibility study is expected to be completed in the first half of 2011.

As reported in Note 14 of our report on Form 10-K for the year ended December 31, 2009, Cerro Verde was notified by SUNAT, the Peruvian national tax authority of its intent to assess mining royalties related to the minerals processed by the Cerro Verde concentrator, which was added to Cerro Verde’s processing facilities in late 2006. In August 2009, Cerro Verde received a formal assessment approximating $50 million in connection with its alleged obligations for mining royalties and fines for the period from October 2006 through December 2007. In April 2010, SUNAT issued a ruling denying Cerro Verde’s protest of the assessment, and Cerro Verde plans to appeal this decision. Also in April 2010, Cerro Verde received a formal assessment approximating $40 million in royalties for the year 2008.

Cerro Verde is challenging these royalties because its stability agreement with the Peruvian government exempts from royalties all minerals extracted from its mining concession, irrespective of the method used for processing those minerals. No amounts have been accrued for this contingency. The full amount of royalties and fines now claimed by the revenue authorities is approximately $90 million. If Cerro Verde is ultimately found responsible for those royalties, it will also be liable for interest, which accrues at rates that range from 6 to 18 percent based on the year accrued and the currency in which the amounts would be payable.

In April 2010, there was a major earthquake in Chile that resulted in significant damages in certain regions of the country. Our operations were not significantly affected. As a result of the earthquake, the Chilean government is proposing to temporarily increase mining royalties to help fund reconstruction activities. The proposed measures require legislative approval. We continue to monitor the activity associated with these proposals and their potential impact on our financial results.

Operating Data. Following is summary operating data for our South America mining operations for the first quarters of 2010 and 2009:

	First Quarter
	2010	2009
Copper (millions of recoverable pounds)
Production	322	348
Sales	307	350
Average realized price per pound	$3.46	$1.76

Gold (thousands of recoverable ounces)
Production	19	23
Sales	19	23
Average realized price per ounce	$1,113	$902

Molybdenum (millions of recoverable pounds)
Productiona	2	1

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	255,800	250,500
Average copper ore grade (percent)	0.44	0.45
Copper production (millions of recoverable pounds)	133	137

Mill operations
Ore milled (metric tons per day)	180,100	182,400
Average ore grade:b
Copper (percent)	0.62	0.68
Molybdenum (percent)	0.02	0.02
Copper recovery rate (percent)	89.2	88.9
Production (recoverable):
Copper (millions of pounds)	189	211
Gold (thousands of ounces)	19	23
Molybdenum (millions of pounds)	2	1

a.	Reflects by-product molybdenum production from our Cerro Verde copper mine. Sales of by-product molybdenum are reflected in the Molybdenum division.

b.	Average ore grades of gold produced at our South America mining operations rounds to less than 0.001 grams per metric ton.

Copper sales from our South America mining operations decreased to 307 million pounds in first-quarter 2010, compared with 350 million pounds in first-quarter 2009, primarily reflecting lower ore grades at Candelaria and the timing of shipments at Cerro Verde and El Abra.

Consolidated sales volumes from South America mining are expected to approximate 1.3 billion pounds of copper and 100 thousand ounces of gold, compared with 1.4 billion pounds of copper and 90 thousand ounces of gold in 2009. Projected copper sales volumes for 2010 are lower than 2009 primarily reflecting anticipated lower ore grades at El Abra.

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
Gross Profit per Pound of Copper

The following table summarizes unit net cash costs and gross profit per pound at the South America mining operations for the first quarters of 2010 and 2009. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had small amounts of molybdenum, gold and silver sales. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	First-Quarter 2010		First-Quarter 2009
	By-Product	Co-Product	By-Product	Co-Product
	Method	Method	Method	Method
Revenues, excluding adjustments shown below	$3.46	$3.46	$1.76	$1.76

Site production and delivery, before net noncash
and other costs shown below	1.20	1.14	1.00	0.92
By-product credits	(0.17)	–	(0.11)	–
Treatment charges	0.15	0.15	0.14	0.14
Unit net cash costs	1.18	1.29	1.03	1.06
Depreciation, depletion and amortization	0.19	0.19	0.18	0.17
Noncash and other costs, net	0.01	0.01	0.02	0.02
Total unit costs	1.38	1.49	1.23	1.25
Revenue adjustments, primarily for pricing on
prior period open sales	(0.01)	(0.01)	0.25	0.25
Other non-inventoriable costs	(0.03)	(0.02)	(0.02)	(0.02)
Gross profit per pound	$2.04	$1.94	$0.76	$0.74

Copper sales (millions of recoverable pounds)	307	307	350	350

Unit net cash costs (net of by-product credits) for our South America mining operations increased to $1.18 per pound of copper in first-quarter 2010, compared with $1.03 per pound in first-quarter 2009, primarily reflecting higher site production and delivery costs ($0.20 per pound) associated with lower sales volumes and the impact of increased profit sharing with employees and governments at Cerro Verde because of higher copper prices. Partly offsetting higher site production and delivery costs were higher by-product credits ($0.06 per pound) primarily associated with higher gold and molybdenum prices.

Our South America mines have varying cost structures because of differences in ore grades and ore characteristics, processing costs, by-products and other factors. Assuming achievement of current sales volume  and cost estimates for the remainder of 2010, we estimate that average unit net cash costs (net of by-product credits) for our South America mining operations would approximate $1.20 per pound of copper in 2010, compared with $1.12 per pound in 2009.

Indonesia Mining
Indonesia mining includes PT Freeport Indonesia’s Grasberg minerals district. We own 90.64 percent of PT Freeport Indonesia, including 9.36 percent owned through our wholly owned subsidiary, PT Indocopper Investama.

PT Freeport Indonesia produces copper concentrates, which contain significant quantities of gold and silver. Substantially all of PT Freeport Indonesia’s copper concentrates are sold under long-term contracts, of which approximately one-half is sold to affiliated smelters, Atlantic Copper and PT Smelting (PT Freeport Indonesia’s 25-percent owned copper smelter and refinery in Indonesia) and the remainder to other customers.

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

Operating and Development Activities. We have several projects in progress in the Grasberg minerals district, including development of the large-scale, high-grade underground ore bodies located beneath and adjacent to the

Grasberg open pit. In addition, we have completed the feasibility study for the Deep Mill Level Zone (DMLZ). Based on current estimates, we expect aggregate expenditures for underground mine development in the Grasberg minerals district to average $525 million per year during the next five years. These costs will be shared with Rio Tinto in accordance with our joint venture agreement. Considering the long-term nature and large size of these projects, actual costs could differ materially from these estimates.

In addition to the underground mine development costs, our current mine development plans include approximately $3 billion of capital expenditures at our processing facilities to optimize the handling of underground ore types once Grasberg open-pit operations cease. Substantially all of these expenditures will be made between 2017 and 2029. We continue to review our mine development and processing plans to maximize the value of our reserves.

The following discussion provides additional information on our current Indonesia mining projects, including the continued development of the Common Infrastructure project, the Grasberg Block Cave and Big Gossan underground mines, a further expansion of the Deep Ore Zone (DOZ) underground mine and development of the DMLZ ore body.

Common Infrastructure and Grasberg Block Cave. In 2004, PT Freeport Indonesia commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system has reached the Big Gossan terminal and we are proceeding with development of the lower Big Gossan infrastructure. We have also advanced development of the Grasberg spur and have completed the tunneling required to reach the Grasberg underground ore body. During first-quarter 2010, we continued development of the Grasberg Block Cave terminal infrastructure and mine access. The DMLZ Spur has reached the DMLZ terminal area and development continues on terminal infrastructure and mine access.

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

Based on the 2008 feasibility study, aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $3.6 billion to be incurred between 2008 and 2021, with PT Freeport Indonesia’s share totaling approximately $3.4 billion. Aggregate project costs totaling $154 million have been incurred through March 31, 2010, of which $27 million was incurred during first-quarter 2010. Targeted production rates once the Grasberg Block Cave mining operation reaches full capacity are expected to approximate 160,000 metric tons of ore per day.

Big Gossan. The Big Gossan underground mine is a high-grade deposit located near PT Freeport Indonesia’s existing milling complex. The Big Gossan mine is being developed as an open-stope mine with backfill consisting of mill tailings and cement, an established mining methodology expected to be higher cost than the block-cave method used at the DOZ mine. Production is designed to ramp up to 7,000 metric tons of ore per day by late 2012 (equal to average annual aggregate incremental production of 125 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts). The aggregate capital investment for this project is currently estimated at approximately $0.5 billion, of which $393 million has been incurred through March 31, 2010, including $16 million during first-quarter 2010.

DOZ Expansion. In mid-2007, PT Freeport Indonesia completed an expansion of the DOZ underground operation to allow a sustained rate of 50,000 metric tons of ore per day. PT Freeport Indonesia’s further expansion of the DOZ mine to 80,000 metric tons of ore per day is essentially complete. The capital cost for this expansion approximated $100 million, with PT Freeport Indonesia’s 60 percent share totaling approximately $60 million. The success of the development of the DOZ mine, one of the world’s largest underground mines, provides confidence in the future development of PT Freeport Indonesia’s large-scale undeveloped underground ore bodies.

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. The DMLZ feasibility study was completed in fourth-quarter 2009. We plan to mine the ore body using a block-cave method with production beginning in 2015, near completion of mining at the DOZ. Drilling efforts continue to determine the extent of this ore body. We continue to develop the Common Infrastructure project and tunnels from mill level. In 2009, we completed a portion of the spur to the DMLZ mine and reached the edge of the DMLZ terminal. Aggregate mine development capital costs for the DMLZ are expected to approximate $2.1 billion with PT Freeport Indonesia’s share totaling approximately $1.2 billion, which are expected to be incurred from 2009 to 2020. Aggregate project costs totaling $50 million have been incurred through March 31, 2010, including $25 million in first-quarter 2010. Targeted production rates once the DMLZ mining operation reaches full capacity are expected to approximate 80,000 metric tons of ore per day.

Since July 2009, there have been a series of shooting incidents along the road leading to our mining and milling operations at the Grasberg minerals district, including an incident in January 2010. In connection with these incidents there were three fatalities in July 2009, and there have been several injuries. The Indonesian government has responded with additional security forces and expressed a strong commitment to protect the safety of the community and our operations. The investigation of these matters is continuing, and we have taken precautionary measures, including limiting use of the road to secured convoys. Our mining and milling activities have continued uninterrupted; however, prolonged limitations on access to the road could adversely affect operations at the mine. See “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009, for further discussion of these matters.

Operating Data. Following is summary operating data for our Indonesia mining operations for the first quarters of 2010 and 2009:

	First Quarter
	2010	2009
Consolidated Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	279	404
Sales	296	369
Average realized price per pound	$3.51	$1.80

Gold (thousands of recoverable ounces)
Production	429	570
Sales	458	521
Average realized price per ounce	$1,110	$904

100% Operating Data
Ore milled (metric tons per day):
Grasberg open pita	155,100	165,000
DOZ underground minea	78,900	72,400
Total	234,000	237,400
Average ore grade:
Copper (percent)	0.78	1.12
Gold (grams per metric ton)	0.87	1.13
Recovery rates (percent):
Copper	88.2	90.7
Gold	79.0	81.9
Production (recoverable):
Copper (millions of pounds)	308	456
Gold (thousands of ounces)	466	619

a.	Amounts represent the approximate average daily throughput processed at PT Freeport Indonesia’s mill facilities from each producing mine.

At Grasberg the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production resulting in varying quarterly and annual sales of copper and gold. PT Freeport Indonesia’s share of sales decreased to 296 million pounds of copper and 458 thousand ounces of gold in first-quarter 2010, compared with 369 million pounds of copper and 521 thousand ounces of gold in first-quarter 2009, as a result of mining in a lower grade section of the Grasberg open pit.

Anticipated changes in ore grade throughout the year are expected to result in significant variability in quarterly volumes, with higher copper and gold grades expected by fourth-quarter 2010. For the year 2010, PT Freeport Indonesia’s sales are expected to approximate 1.2 billion pounds of copper and 1.7 million ounces of gold, with approximately 60 percent of PT Freeport Indonesia’s copper and gold production expected in the second half of 2010. PT Freeport Indonesia’s sales for the year 2009 totaled 1.4 billion pounds of copper and 2.5 million ounces of gold.

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

Gross Profit per Pound of Copper/per Ounce of Gold

The following table summarizes the unit net cash costs (credits) and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the first quarters of 2010 and 2009. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	First-Quarter 2010			First-Quarter 2009
	By-Product	Co-Product Method		By-Product	Co-Product Method
	Method	Copper	Gold	Method	Copper	Gold
Revenues, after adjustments shown below	$3.51	$3.51	$1,109.64	$1.80	$1.80	$904.18

Site production and delivery, before net noncash
and other costs shown below	1.54	1.02	323.21	0.92	0.53	268.28
Gold and silver credits	(1.79)	–	–	(1.34)	–	–
Treatment charges	0.23	0.15	47.38	0.20	0.11	59.27
Royalty on metals	0.12	0.08	25.64	0.07	0.04	19.48
Unit net cash costs (credits)	0.10	1.25	396.23	(0.15)	0.68	347.03
Depreciation and amortization	0.21	0.14	44.87	0.18	0.10	51.27
Noncash and other costs, net	0.06	0.04	13.07	0.03	0.02	8.69
Total unit costs	0.37	1.43	454.17	0.06	0.80	406.99
Revenue adjustments, primarily for pricing on
prior period open sales	(0.03)	(0.03)	2.33	0.17	0.17	11.85
PT Smelting intercompany profit	0.04	0.03	8.55	(0.01)	(0.01)	(5.46)
Gross profit per pound/ounce	$3.15	$2.08	$666.35	$1.90	$1.16	$503.58

Copper sales (millions of recoverable pounds)	296	296		369	369
Gold sales (thousands of recoverable ounces)			458			521

Because of the fixed nature of a large portion of PT Freeport Indonesia’s costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period. Unit net cash costs (net of gold and silver credits) for PT Freeport Indonesia increased to $0.10 per pound of copper in first-quarter 2010, compared with a net credit $0.15 per pound in first-quarter 2009, primarily reflecting higher site production and delivery costs ($0.62 per pound) mostly associated with lower copper sales volumes, partly offset by higher gold credits ($0.45 per pound) as a result of higher gold sales prices.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

Because certain assets are depreciated on a straight-line basis, PT Freeport Indonesia’s unit depreciation rate varies with the level of copper production and sales.

Assuming achievement of current sales volume and cost estimates, and average gold prices of $1,100 per ounce for the remainder of 2010, we estimate that average unit net cash costs for PT Freeport Indonesia (net of gold and silver credits) would approximate $0.25 per pound of copper in 2010, compared with a net credit of $0.49 per pound in 2009. Each $50 per ounce change in gold prices during the remainder of 2010 would have an approximate $0.05 per pound impact on PT Freeport Indonesia’s 2010 unit net cash costs.

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

Construction activities for the initial development project were completed during 2009. Initial copper production commenced in late March 2009, and targeted copper production rates were achieved in September 2009. The cobalt and sulphuric acid plants were commissioned in third-quarter 2009; start-up and quality issues continue to be addressed in the cobalt circuit and sustained target levels are expected to be reached during 2010. Based on the 10-year average of current design operations, Tenke expects to produce approximately 250 million pounds of copper and 18 million pounds of cobalt per year.

Operating and Development Activities. We continue to engage in drilling activities, exploration analyses and metallurgical testing to evaluate the potential of this highly prospective minerals district and expect Tenke’s reserves to increase significantly over time. These analyses are being incorporated in future plans to evaluate opportunities for expansion. We commenced a feasibility study in fourth-quarter 2009 to evaluate a second phase of the project, which would include optimizing the current plant and increasing capacity significantly. The feasibility study is expected to be completed by mid-year 2010.

We are continuing to work cooperatively with the DRC government to resolve the ongoing contract review, but cannot predict the timing or the outcome of this process. We believe that the contract is fair and equitable, complies with Congolese law and is enforceable without modifications. See “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009, for further discussion of these matters.

We are currently negotiating the labor agreement covering all national Tenke Fungurume employees, which expires in May 2010.

Operating Data. Following is summary operating data for our Africa mining operations for the first quarter of 2010 (because initial production began in late March 2009 operating data for first-quarter 2009 was negligible):

Copper (millions of recoverable pounds)
Production	64
Sales	66
Average realized price per pound	$3.26

Ore milled (metric tons per day)	9,700
Average copper ore grade (percent)	3.70
Copper recovery rate (percent)	91.7

Tenke’s sales are expected to approximate 250 million pounds of copper and over 20 million pounds of cobalt for the year 2010, compared with 130 million pounds of copper and 3 million pounds of cobalt for 2009. Higher grades of cobalt in the initial years are expected to result in higher than average annual cobalt production volumes.

The high grades of copper and cobalt in the ore at the Tenke mine are expected to result in an attractive cost structure once the full operation reaches design capacity. Upon reaching design capacity in the copper and cobalt circuits and assuming average cobalt prices of $10 per pound, average unit net cash costs for Tenke are targeted to approximate $0.50 per pound of copper. Each $2 per pound change in the average price of cobalt would have an approximate $0.12 per pound impact on Tenke’s unit net cash costs. Costs in the initial operations have been higher as start-up issues are being addressed. We expect to incorporate Tenke in our consolidated unit net cash costs disclosure upon completion of ramp-up activities in the cobalt circuit, expected during 2010.

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

Operating and Development Activities. Beginning in fourth-quarter 2008, molybdenum markets were significantly affected by the downturn in economic conditions, which required us to operate the Henderson molybdenum mine at reduced rates during 2009. As market conditions have improved, Henderson operated at greater than 80 percent capacity during first-quarter 2010 and is expected to operate at 90 percent capacity for the remainder of 2010. We will continue to review operating plans and adjust rates to reflect market conditions.

Additionally, in response to weak market conditions during late 2008, we suspended construction activities associated with the project to restart the Climax molybdenum mine. We have continued to advance the project to prepare for resumption of construction activities as market conditions improve. Once a decision is made to resume construction activities, the project could be completed within 18 months. The Climax mine would have an initial annual design capacity of 30 million pounds, with significant expansion options. Estimated remaining costs for the project approximate $500 million, including approximately $75 million in costs for water management, treatment and tailings facilities, most of which would be incurred after initial start up.

Operating Data. Following is summary operating data for the Molybdenum operations for the first quarters of 2010 and 2009:

	First Quarter
	2010	2009
Molybdenum (millions of recoverable pounds)
Productiona	9	7
Sales, excluding purchasesb	17	10
Average realized price per pound	$15.09	$11.52

Henderson molybdenum mine
Ore milled (metric tons per day)	23,200	15,200
Average molybdenum ore grade (percent)	0.23	0.25
Molybdenum production (millions of recoverable pounds)	9	7

a.	Reflects production at the Henderson molybdenum mine.

b.	Includes sales of molybdenum produced as a by-product at our North and South America copper mines.

Molybdenum sales volumes increased to 17 million pounds in first-quarter 2010, compared with 10 million pounds in first-quarter 2009, because of improved demand in the metallurgical and chemical sectors. Molybdenum sales volumes are expected to approximate 62 million pounds for the year 2010, of which 30 million pounds represents  by-product production from our North and South America copper mines, compared with 58 million pounds in 2009, of which 27 million pounds represented by-product production from our North and South America copper mines.

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

Gross Profit per Pound of Molybdenum

The following table summarizes the unit net cash costs and gross profit per pound of molybdenum at our Henderson molybdenum mine for the first quarters of 2010 and 2009. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	First Quarter
	2010	2009a
Revenues, after adjustments	$14.66	$11.64

Site production and delivery, before net noncash
and other costs shown below	4.48	5.60
Treatment charges and other	1.08	1.09
Unit net cash costs	5.56	6.69
Depreciation, depletion and amortization	0.84	0.93
Noncash and other costs, net	0.04	0.04
Total unit costs	6.44	7.66
Gross profitb	$8.22	$3.98

Molybdenum sales (millions of recoverable pounds)c	9	7

a.	Revenues and costs were adjusted to include freight and downstream conversion costs in net cash costs; gross profit was not affected by these adjustments.

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

Henderson’s unit net cash costs decreased to $5.56 per pound of molybdenum in first-quarter 2010, compared with $6.69 per pound of molybdenum in first-quarter 2009, primarily reflecting higher volumes. Assuming achievement of current 2010 sales estimates, we estimate that the 2010 average unit net cash costs for Henderson would approximate $6.25 per pound of molybdenum, compared with $6.52 per pound in 2009.

Rod & Refining
The Rod & Refining operations consist of copper conversion facilities located in North America, including a refinery, three rod mills and a specialty copper products facility. These operations process copper produced at our North America copper mines and purchased copper into copper cathode, rod and custom copper shapes. At times these operations refine copper and produce copper rod and shapes for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to our facilities for processing into a product that is returned to the customer, who pays us for processing their material into the specified products.

During April 2010, we successfully negotiated a new three-year labor contract with certain of our employees at Bayway, our specialty copper products facility in New Jersey.

Atlantic Copper Smelting & Refining
Atlantic Copper, our wholly owned subsidiary located in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. Our Indonesia mining operation sells copper concentrate and our South America mining operations sell copper concentrate and copper cathode to Atlantic Copper. Through downstream integration, we are assured placement of a significant portion of our concentrate production. During first-quarter 2010, Atlantic Copper purchased approximately 25 percent of its concentrate requirements from our Indonesia mining operation and approximately 18 percent from our South America mining operations.

Smelting and refining charges consist of a base rate and, in certain contracts, price participation based on copper prices. Treatment charges for smelting and refining copper concentrates represent a cost to our Indonesia and South America mining operations, and income to Atlantic Copper and PT Smelting. Thus, higher treatment and refining charges benefit our smelter operations at Atlantic Copper and adversely affect our mining operations in Indonesia and South America. Our North America copper mines are not significantly affected by changes in treatment and refining charges because these operations are fully integrated with our Miami smelter located in Arizona.

Atlantic Copper had an operating loss of $11 million in both first-quarter 2010 and first-quarter 2009.

We defer recognizing profits on sales from our Indonesia and South America mining operations to Atlantic Copper and on 25 percent of our Indonesia mining sales to PT Smelting until final sales to third parties occur. Changes in these net deferrals resulted in net reductions to net income attributable to FCX common stockholders totaling $20 million ($0.04 per share) in first-quarter 2010, compared with net reductions of $62 million ($0.15 per share) in first-quarter 2009. At March 31, 2010, our net deferred profits on our Indonesia and the South America mining operations’ inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and noncontrolling interests totaled $157 million. Quarterly variations in ore grades, the timing of intercompany shipments and changes in prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our production levels, production costs, cash payments for income taxes and interest, other working capital changes and other factors. As a result of weak economic conditions, we revised our operating plans at the end of 2008 and in early 2009 to protect liquidity while preserving our large mineral resources and growth options for the longer term. However, strong operating performance and rising copper prices have enabled us to enhance our financial and liquidity position, allowing us to manage volatile conditions effectively, reduce debt and reinstate cash dividends to shareholders, while maintaining our future growth opportunities. In addition, we have announced initiatives to resume certain project development activities (refer to “Operations” for further discussion). We view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy, and will continue to adjust our operating strategy as market conditions change.

Based on current mine plans and subject to future copper, gold and molybdenum prices, we expect estimated  operating cash flows for the year 2010 to be greater than our budgeted capital expenditures, expected debt payments, dividends, noncontrolling interest distributions and other cash requirements.

Cash and Cash Equivalents
At March 31, 2010, we had consolidated cash and cash equivalents of $3.8 billion. The following table reflects the U.S. and international components of consolidated cash and cash equivalents at March 31, 2010, and December 31, 2009 (in billions):

	March 31,		December 31,
	2010		2009
Cash at domestic companiesa	$2.1		$1.5
Cash at international operations	1.7		1.2
Total consolidated cash and cash equivalents	3.8	b	2.7
Less: Noncontrolling interests’ share	(0.6)		(0.3)
Cash, net of noncontrolling interests’ share	3.2		2.4
Less: Withholding taxes and other	(0.2)		(0.2)
Net cash available to FCX	$3.0		$2.2

a.	Includes cash at our parent company and North America operations.

b.	After taking into account the April 1, 2010, redemption of our Senior Floating Rate Notes consolidated cash approximated $2.7 billion (refer to “Financing Activities” for further discussion).

Operating Activities
Consolidated operating cash flows vary significantly with fluctuations in the market prices of copper, gold and molybdenum, sales volumes and other factors. We generated operating cash flows totaling $1.8 billion in first-quarter 2010, including $280 million from working capital sources. Net cash used for operating activities totaled $258 million in first-quarter 2009, net of $895 million used for working capital requirements (which included approximately $573 million related to settlement of final pricing with customers on 2008 provisionally priced copper sales). The increase in first-quarter 2010 operating cash flows, compared with first-quarter 2009, primarily reflects higher copper prices.

Refer to “Overview and Outlook” for further discussion of projected operating cash flows for the year 2010.

Investing Activities
Capital expenditures, including capitalized interest, decreased to $231 million in first-quarter 2010, compared with $519 million in first-quarter 2009, primarily reflecting the effects of lower capital spending for the Tenke Fungurume development project, for which construction activities are complete.

Refer to “Overview and Outlook” for further discussion of projected capital expenditures for 2010.

Financing Activities
Debt and Equity Transactions. Total debt approximated $6.1 billion at March 31, 2010, and $6.3 billion at December 31, 2009. During first-quarter 2010, we had open-market purchases of $269 million of our 8.25% Senior Notes and 8.375% Senior Notes at a cost of $293 million (refer to Note 6 for further discussion of these transactions).

On April 1, 2010, we redeemed all of our $1 billion of outstanding Senior Floating Rate Notes due 2015. In addition, during April 2010 and through May 6, 2010, we made open-market purchases of $51 million of our senior notes. In second-quarter 2010, we expect to record a $27 million loss on early extinguishment of debt primarily associated with the redemption of the Senior Floating Rate Notes. Refer to Note 10 for further discussion. After taking into account the April 1, 2010, redemption of our Senior Floating Rate Notes and open-market purchases of senior notes during April 2010 and through May 6, 2010, total debt approximated $5.0 billion, which is $2.3 billion (or 32 percent) lower than at the beginning of 2009, resulting in estimated annual interest savings of approximately $160 million. We have no significant debt maturities in the near term; however, we may consider opportunities to prepay debt in advance of scheduled maturities.

We have revolving credit facilities available through March 2012, which are composed of a (i) $1.0 billion revolving credit facility available to FCX and (ii) $0.5 billion revolving credit facility available to both FCX and PT Freeport Indonesia. At March 31, 2010, we had no borrowings and $40 million of letters of credit issued under the facilities, resulting in availability of approximately $1.5 billion ($960 million of which could be used for additional letters of credit). The revolving credit facilities contain restrictions on the amount available for dividend payments, purchases of our common stock and certain debt prepayments. However, these restrictions do not apply as long as availability under the revolvers plus domestic cash exceeds $750 million. At March 31, 2010, we had availability under the revolvers plus available domestic cash (as defined by the revolving credit facility) totaling approximately $3.9 billion.

In addition, the indenture governing certain of our senior notes contains restrictions on incurring debt, making restricted payments and selling assets. As a result of our current corporate credit rating and the ratings on our unsecured notes (investment grade), these covenants are currently suspended. However, to the extent the rating is downgraded below investment grade, the covenants would again become effective.

As of March 31, 2010, we had 431 million common shares outstanding. After conversion of our 6¾% Mandatory Convertible Preferred Stock on May 1, 2010, we have approximately 470 million common shares outstanding.

In February 2009, we completed a public offering of 26.8 million shares of our common stock at an average price of $28.00 per share, which generated gross proceeds of $750 million (net proceeds of $740 million after fees and expenses), which were used for general corporate purposes.

We have an open-market share purchase program for up to 30 million shares. There are 23.7 million shares remaining under this program, and the timing of future purchases of our common stock is dependent on many factors, including our operating results; cash flows and financial position; copper, gold and molybdenum prices; the price of our common shares; and general economic and market conditions.

Cash Dividends. The declaration and payment of dividends is at the discretion of our Board of Directors (the Board). The amount of our cash dividend on our common stock is dependent upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. Because of the deterioration in copper and molybdenum prices and in general economic conditions, in December 2008, the Board suspended the cash dividend on our common stock; accordingly, there were no common dividends paid in first-quarter 2009. In October 2009, the Board reinstated an annual cash dividend on our common stock of $0.60 per share, and we paid common dividends of $66 million in first-quarter 2010. On March 25, 2010, the Board declared a quarterly dividend of $0.15 per share, which was paid on May 1, 2010, to common shareholders of record at the close of business on April 15, 2010. In April 2010, the Board authorized an increase in the annual cash dividend on common stock to $1.20 per share ($0.30 per share quarterly), with the first quarterly dividend expected to be paid on August 1, 2010. The Board will continue to review our financial policy on an ongoing basis.

Preferred stock dividends paid totaled $49 million in first-quarter 2010 representing dividends on our 6¾% Mandatory Convertible Preferred Stock, and $60 million in first-quarter 2009 representing dividends on our 5½% Convertible Perpetual Preferred Stock and 6¾% Mandatory Convertible Preferred Stock. In September 2009, we redeemed our 5½% Convertible Perpetual Preferred Stock in exchange for 17.9 million shares of our common stock. During first-quarter 2010 and April 2010, holders of our 6¾% Mandatory Convertible Preferred Stock elected to convert approximately 0.9 million preferred shares into 1.3 million shares of our common stock (refer to Notes 6 and 10), and on May 1, 2010, the remaining 28 million shares of our 6¾% Mandatory Convertible Preferred Stock automatically converted into approximately 38 million shares of our common stock (refer to Note 10 for further discussion). Holders of our 6¾% Mandatory Convertible Preferred Stock as of the April 15, 2010, record date received the final quarterly dividend of $1.6875 per share on May 1, 2010, unless the preferred shares were voluntarily converted into shares of our common stock prior to the May 1 ,2010, mandatory conversion date.

Cash dividends paid to noncontrolling interests totaled $75 million in first-quarter 2010, which reflected dividends paid to the noncontrolling interest owners of PT Freeport Indonesia and the South America mining operations. Cash dividends paid to noncontrolling interest were less than $1 million in first-quarter 2009.

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations since year-end 2009. Refer to Item 7 in our report on Form 10-K for the year ended December 31, 2009, for further information regarding our contractual obligations.

ENVIRONMENTAL AND RECLAMATION MATTERS

Our mining, exploration, production and historical operating activities are subject to stringent laws and regulations governing the protection of the environment. There have been no material changes to our environmental and reclamation obligations since year-end 2009. Refer to Note 14 in our report on Form 10-K for the year ended December 31, 2009, for further information regarding our environmental and reclamation obligations.

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

We present gross profit per pound of copper using both a “by-product” method and a “co-product” method. We use the by-product method in our presentation of gross profit per pound of copper because (i) the majority of our revenues are copper revenues, (ii) we mine ore, which contains copper, gold, molybdenum and other metals, (iii) it is not possible to specifically assign all of our costs to revenues from the copper, gold, molybdenum and other metals we produce, (iv) it is the method used to compare mining operations in certain industry publications and (v) it is the method used by our management and the Board to monitor operations. In the co-product method presentation below, costs are allocated to the different products based on their relative revenue values, which will vary to the extent our metals sales volumes and realized prices change.

In both the by-product and the co-product method calculations, we show adjustments to copper revenues for prior period open sales as separate line items. Because the copper pricing adjustments do not result from current period sales, we have reflected these separately from revenues on current period sales. Noncash and other costs consist of items such as LCM inventory adjustments, stock-based compensation costs and/or unusual charges. They are removed from site production and delivery costs in the calculation of unit net cash costs. As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. Following are presentations under both the by-product and co-product methods together with reconciliations to amounts reported in our consolidated financial statements.

North America Copper Mines Product Revenues and Production Costs

Three Months Ended March 31, 2010
	By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenuma	Otherb	Total
Revenues, excluding adjustments shown below	$965	$965	$77	$12	$1,054

Site production and delivery, before net noncash
and other costs shown below	381	349	41	5	395
By-product creditsa	(75)	–	–	–	–
Treatment charges	22	21	–	1	22
Net cash costs	328	370	41	6	417
Depreciation, depletion and amortization	78	74	4	–	78
Noncash and other costs, net	24	24	–	–	24
Total costs	430	468	45	6	519
Revenue adjustments, primarily for hedging	(1)	(1)	–	–	(1)
Idle facility and other non-inventoriable costs	(18)	(18)	–	–	(18)
Gross profit	$516	$478	$32	$6	$516

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,054	$395	$78
Net noncash and other costs per above	N/A	24	N/A
Treatment charges per above	N/A	22	N/A
Revenue adjustments, primarily for hedging per above	(1)	N/A	N/A
Eliminations and other	1	23	4
North America copper mines	1,054	464	82
South America mining	1,069	376	61
Indonesia mining	1,459	475	63
Africa mining	249	110	30
Molybdenum	275	185	13
Rod & Refining	1,073	1,067	2
Atlantic Copper Smelting & Refining	633	628	10
Corporate, other & eliminations	(1,449)	(1,387)	10
As reported in FCX’s consolidated financial statements	$4,363	$1,918	$271

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Three Months Ended March 31, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper		Molybdenuma	Otherb	Total
Revenues, excluding adjustments shown below	$480	$480		$59	$6	$545

Site production and delivery, before net noncash
and other costs shown below	396	378		26	2	406
By-product creditsa	(55)	–		–	–	–
Treatment charges	25	25		–	–	25
Net cash costs	366	403		26	2	431
Depreciation, depletion and amortization	71	69		1	1	71
Noncash and other costs, net	46	45		1	–	46
Total costs	483	517		28	3	548
Revenue adjustments, primarily for hedging	69	69		–	–	69
Idle facility and other non-inventoriable costs	(38)	(38)		–	–	(38)
Gross profit (loss)	$28	$(6)		$31	$3	$28

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$545	$406		$71
Net noncash and other costs per above	N/A	46		N/A
Treatment charges per above	N/A	25		N/A
Revenue adjustments, primarily for hedging per above	69	N/A		N/A
Eliminations and other	4	76		4
North America copper mines	618	553		75
South America mining	702	367		65
Indonesia mining	1,122	350		65
Africa mining	–	16		3
Molybdenum	146	138	c	9
Rod & Refining	619	614		2
Atlantic Copper Smelting & Refining	292	293		8
Corporate, other & eliminations	(897)	(750)		5
As reported in FCX’s consolidated financial statements	$2,602	$1,581	c	$232

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

c.	Includes LCM molybdenum inventory adjustments totaling $19 million.

South America Mining Product Revenues and Production Costs

Three Months Ended March 31, 2010
	By-Product	Co-Product Method
(In millions)	Method	Copper	Other a	Total
Revenues, excluding adjustments shown below	$1,061	$1,061	$56	$1,117

Site production and delivery, before net noncash
and other costs shown below	367	348	23	371
By-product credits	(51)	–	–	–
Treatment charges	47	47	–	47
Net cash costs	363	395	23	418
Depreciation, depletion and amortization	60	58	3	61
Noncash and other costs, net	2	2	–	2
Total costs	425	455	26	481
Revenue adjustments, primarily for pricing on prior
period open sales	(2)	(2)	–	(2)
Other non-inventoriable costs	(8)	(7)	(1)	(8)
Gross profit	$626	$597	$29	$626

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,117	$371	$61
Net noncash and other costs per above	N/A	2	N/A
Treatment charges per above	(47)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	(2)	N/A	N/A
Eliminations and other	1	3	–
South America mining	1,069	376	61
North America copper mines	1,054	464	82
Indonesia mining	1,459	475	63
Africa mining	249	110	30
Molybdenum	275	185	13
Rod & Refining	1,073	1,067	2
Atlantic Copper Smelting & Refining	633	628	10
Corporate, other & eliminations	(1,449)	(1,387)	10
As reported in FCX’s consolidated financial statements	$4,363	$1,918	$271

a.	Includes molybdenum, gold and silver product revenues and production costs.

South America Mining Product Revenues and Production Costs (continued)

Three Months Ended March 31, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper		Other a	Total
Revenues, excluding adjustments shown below	$617	$617		$44	$661

Site production and delivery, before net noncash
and other costs shown below	352	323		34	357
By-product credits	(39)	–		–	–
Treatment charges	48	48		–	48
Net cash costs	361	371		34	405
Depreciation, depletion and amortization	65	62		3	65
Noncash and other costs, net	5	5		–	5
Total costs	431	438		37	475
Revenue adjustments, primarily for pricing on prior
period open sales	88	88		–	88
Other non-inventoriable costs	(9)	(8)		(1)	(9)
Gross profit	$265	$259		$6	$265

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$661	$357		$65
Net noncash and other costs per above	N/A	5		N/A
Treatment charges per above	(48)	N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	88	N/A		N/A
Eliminations and other	1	5		–
South America mining	702	367		65
North America copper mines	618	553		75
Indonesia mining	1,122	350		65
Africa mining	–	16		3
Molybdenum	146	138	b	9
Rod & Refining	619	614		2
Atlantic Copper Smelting & Refining	292	293		8
Corporate, other & eliminations	(897)	(750)		5
As reported in FCX’s consolidated financial statements	$2,602	$1,581	b	$232

a.	Includes molybdenum, gold and silver product revenues and production costs.

b.	Includes LCM molybdenum inventory adjustments totaling $19 million.

Indonesia Mining Product Revenues and Production Costs

Three Months Ended March 31, 2010
	By-Product	Co-Product Method
(In millions)	Method	Copper	Gold	Silver	Total
Revenues, after adjustments shown below	$1,039	$1,039	$509	$21	$1,569

Site production and delivery, before net noncash
and other costs shown below	456	302	148	6	456
Gold and silver credits	(530)	–	–	–	–
Treatment charges	67	44	21	2	67
Royalty on metals	36	24	12	–	36
Net cash costs	29	370	181	8	559
Depreciation and amortization	63	42	21	–	63
Noncash and other costs, net	19	13	6	–	19
Total costs	111	425	208	8	641
Revenue adjustments, primarily for pricing on prior
period open sales	(7)	(7)	–	–	(7)
PT Smelting intercompany loss	12	8	4	–	12
Gross profit	$933	$615	$305	$13	$933

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,569	$456	$63
Net noncash and other costs per above	N/A	19	N/A
Treatment charges per above	(67)	N/A	N/A
Royalty on metals per above	(36)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	(7)	N/A	N/A
Indonesia mining	1,459	475	63
North America copper mines	1,054	464	82
South America mining	1,069	376	61
Africa mining	249	110	30
Molybdenum	275	185	13
Rod & Refining	1,073	1,067	2
Atlantic Copper Smelting & Refining	633	628	10
Corporate, other & eliminations	(1,449)	(1,387)	10
As reported in FCX’s consolidated financial statements	$4,363	$1,918	$271

Indonesia Mining Product Revenues and Production Costs (continued)

Three Months Ended March 31, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper		Gold	Silver	Total
Revenues, after adjustments shown below	$665	$665		$477	$17	$1,159

Site production and delivery, before net noncash
and other costs shown below	339	195		140	4	339
Gold and silver credits	(494)	–		–	–	–
Treatment charges	75	43		31	1	75
Royalty on metals	25	14		10	1	25
Net cash (credits) costs	(55)	252		181	6	439
Depreciation and amortization	65	37		27	1	65
Noncash and other costs, net	11	7		4	–	11
Total costs	21	296		212	7	515
Revenue adjustments, primarily for pricing on prior
period open sales	63	63		–	–	63
PT Smelting intercompany loss	(7)	(4)		(3)	–	(7)
Gross profit	$700	$428		$262	$10	$700

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$1,159	$339		$65
Net noncash and other costs per above	N/A	11		N/A
Treatment charges per above	(75)	N/A		N/A
Royalty on metals per above	(25)	N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	63	N/A		N/A
Indonesia mining	1,122	350		65
North America copper mines	618	553		75
South America mining	702	367		65
Africa mining	–	16		3
Molybdenum	146	138	a	9
Rod & Refining	619	614		2
Atlantic Copper Smelting & Refining	292	293		8
Corporate, other & eliminations	(897)	(750)		5
As reported in FCX’s consolidated financial statements	$2,602	$1,581	a	$232

a.	Includes LCM molybdenum inventory adjustments totaling $19 million.

Henderson Molybdenum Mine Product Revenues and Production Costs

	Three Months Ended March 31,
(In millions)	2010	2009a
Revenues, after adjustments	$139	$77

Site production and delivery, before net noncash
and other costs shown below	42	37
Treatment charges and other	10	7
Net cash costs	52	44
Depreciation, depletion and amortization	8	6
Noncash and other costs, net	1	–
Total costs	61	50
Gross profitb	$78	$27

Reconciliation to Amounts Reported		Production		Depreciation,
(In millions)		and		Depletion and
	Revenues	Delivery		Amortization
Three Months Ended March 31, 2010
Totals presented above	$139	$42		$8
Treatment charges and other per above	(10)	N/A		N/A
Net noncash and other costs per above	N/A	1		N/A
Henderson mine	129	43		8
Other molybdenum operations and eliminationsc	146	142		5
Molybdenum	275	185		13
North America copper mines	1,054	464		82
South America mining	1,069	376		61
Indonesia mining	1,459	475		63
Africa mining	249	110		30
Rod & Refining	1,073	1,067		2
Atlantic Copper Smelting & Refining	633	628		10
Corporate, other & eliminations	(1,449)	(1,387)		10
As reported in FCX’s consolidated financial statements	$4,363	$1,918		$271

Three Months Ended March 31, 2009
Totals presented above	$77	$37		$6
Treatment charges and other per above	(7)	N/A		N/A
Net noncash and other costs per above	N/A	–		N/A
Henderson mine	70	37		6
Other molybdenum operations and eliminationsc	76	101	d	3
Molybdenum	146	138		9
North America copper mines	618	553		75
South America mining	702	367		65
Indonesia mining	1,122	350		65
Africa mining	–	16		3
Rod & Refining	619	614		2
Atlantic Copper Smelting & Refining	292	293		8
Corporate, other & eliminations	(897)	(750)		5
As reported in FCX’s consolidated financial statements	$2,602	$1,581	d	$232

a.	Revenues and costs were adjusted to include freight and downstream conversion costs in net cash costs; gross profit was not affected by these adjustments.

b.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum segment includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

c.	Primarily includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced as a by-product at our North and South America copper mines.

d.	Includes LCM molybdenum inventory adjustments totaling $19 million.

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

In making any of those statements, the person making them believes that the expectations are based on reasonable assumptions. We caution readers that those statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include commodity prices, mine sequencing, production rates, industry risks, regulatory changes, political risks, the potential effects of the recent violence in Indonesia, potential outcomes of the contract review process in the DRC, weather-related risks, labor relations, environmental risks, litigation results, currency translation risks and other factors described in more detail under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2009, filed with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the three months ended March 31, 2010. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2009. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Overview and Outlook” in Part I, Item 2 of this quarterly report on Form 10-Q; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2 of this quarterly report on Form 10-Q.

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

(b)
Changes in internal control. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Newtown Creek.

From the 1930s until 1984, Phelps Dodge Refining Corporation (PDRC), a subsidiary of Freeport-McMoRan Corporation, operated a smelter, which ceased operations in approximately 1964, and a refinery, which ceased operations in 1984, on the banks of Newtown Creek, which is a 3.5 mile-long waterway that forms part of the boundary between Brooklyn and Queens in New York City. Heavy industrialization along the banks of Newtown Creek and discharges from the City of New York’s sewer system over more than a century resulted in environmental contamination of the waterway. The New York Attorney General previously notified several companies, including PDRC, about possible obligations to clean up sediments in Newtown Creek. In September 2009, the U.S. Environmental Protection Agency (EPA) proposed designating Newtown Creek as a Superfund site. In March and April 2010, EPA notified PDRC and five others that EPA considers them to be potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act. The notified parties are working with EPA to identify other potentially responsible parties. At this time, EPA has proposed that the notified parties perform a Remedial Investigation/Feasibility Study (RI/FS) and reimburse EPA for its oversight costs. EPA is not expected to propose or determine a remedy until after an RI/FS is completed, which is expected to take several years. The costs of PDRC’s share of any such remedy could be material to FCX.

Item 1A.  Risk Factors.

There have been no material changes to our risk factors during the three months ended March 31, 2010. For additional information on risk factors, refer to “Risk Factors” included in Part I, Item 1A of our report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information with respect to shares of FCX common stock purchased by us during the three months ended March 31, 2010:

			(c) Total Number of	(d) Maximum Number
	(a) Total Number	(b) Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchaseda	Per Share	Plans or Programsb	the Plans or Programsb
January 1-31, 2010	149	$86.51	–	23,685,500
February 1-28, 2010	46,061	$69.16	–	23,685,500
March 1-31, 2010	–	$–	–	23,685,500
Total	46,210	$69.22	–	23,685,500

a.	Consists of shares repurchased under FCX’s applicable stock incentive plans, which were repurchased to satisfy tax obligations on restricted stock awards and to cover the cost of option exercises.

b.	On July 21, 2008, our Board of Directors approved an increase in our open-market share purchase program for up to 30 million shares. This program does not have an expiration date.

Item 6.  Exhibits.

The exhibits to this report are listed in the Exhibit Index beginning on Page E-1 hereof.

FREEPORT-McMoRan COPPER & GOLD INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREEPORT-McMoRan COPPER & GOLD INC.

By:          /s/ C. Donald Whitmire, Jr.
C. Donald Whitmire, Jr.
Vice President and
Controller – Financial Reporting
(authorized signatory and
Principal Accounting Officer)

Date:  May 7, 2010

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of FCX.		8-A/A	001-11307-01	01/26/2009
3.2	Amended and Restated By-Laws of FCX, as amended through February 2, 2010.		8-K	001-11307-01	02/05/2010
10.1*	Form of Notice of Grant of Performance-Based Restricted Stock Units for grants under the FCX 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.		8-K	001-11307-01	02/05/2010
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

*  Indicates management contract or compensatory plan or arrangement.

E-1