Form 10-Q
period 2010-06-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2010-08-06
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number: 001-11307-01

Freeport-McMoRan Copper & Gold Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2480931
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

333 North Central Avenue
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
☑ Yes   ☐ÿNo

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       ☑ Yes ☐ÿNo

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑                                                              Accelerated filer ☐ÿ                                  Non-accelerated filer ☐ÿ                                            Smaller reporting company ☐ÿ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ÿ☐ Yes ☑ No

On July 30, 2010, there were issued and outstanding 470,436,600 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

FREEPORT-McMoRan COPPER & GOLD INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2010	2009
	(In Millions)

ASSETS
Current assets:
Cash and cash equivalents	$3,042	$2,656
Trade accounts receivable	1,009	1,517
Other accounts receivable	235	286
Inventories:
Product	1,031	1,110
Materials and supplies, net	1,097	1,093
Mill and leach stockpiles	768	667
Other current assets	111	104
Total current assets	7,293	7,433
Property, plant, equipment and development costs, net	16,272	16,195
Long-term mill and leach stockpiles	1,353	1,321
Intangible assets, net	333	347
Other assets	728	700
Total assets	$25,979	$25,996

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,065	$2,038
Dividends payable, including dividends payable to noncontrolling interests	329	99
Accrued income taxes	240	474
Current portion of reclamation and environmental obligations	198	214
Current portion of long-term debt and short-term borrowings	101	16
Rio Tinto share of joint venture cash flows	50	161
Total current liabilities	2,983	3,002
Long-term debt, less current portion	4,684	6,330
Deferred income taxes	2,612	2,503
Reclamation and environmental obligations, less current portion	2,005	1,981
Other liabilities	1,402	1,423
Total liabilities	13,686	15,239
Equity:
FCX stockholders’ equity:
6¾% Mandatory Convertible Preferred Stock	–	2,875
Common stock	59	55
Capital in excess of par value	18,639	15,680
Accumulated deficit	(4,466)	(5,805)
Accumulated other comprehensive loss	(268)	(273)
Common stock held in treasury	(3,432)	(3,413)
Total FCX stockholders’ equity	10,532	9,119
Noncontrolling interests	1,761	1,638
Total equity	12,293	10,757
Total liabilities and equity	$25,979	$25,996

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

	(In Millions, Except Share Amounts)

Revenues	$3,864	$3,684	$8,227	$6,286
Cost of sales:
Production and delivery	2,052	1,809	3,970	3,371
Depreciation, depletion and amortization	249	256	520	488
Lower of cost or market inventory adjustments	–	–	–	19
Total cost of sales	2,301	2,065	4,490	3,878
Selling, general and administrative expenses	101	89	196	151
Exploration and research expenses	38	24	69	54
Restructuring and other charges	–	(2)	–	23
Total costs and expenses	2,440	2,176	4,755	4,106
Operating income	1,424	1,508	3,472	2,180
Interest expense, net	(122)	(158)	(267)	(289)
Losses on early extinguishment of debt	(50)	–	(77)	–
Other income (expense), net	9	(3)	21	(17)
Income before income taxes and equity in
affiliated companies’ net earnings	1,261	1,347	3,149	1,874
Provision for income taxes	(433)	(542)	(1,111)	(873)
Equity in affiliated companies’ net earnings	4	7	9	18
Net income	832	812	2,047	1,019
Net income attributable to noncontrolling interests	(168)	(164)	(438)	(268)
Preferred dividends	(15)	(60)	(63)	(120)
Net income attributable to FCX common
stockholders	$649	$588	$1,546	$631

Net income per share attributable to
FCX common stockholders:
Basic	$1.42	$1.43	$3.48	$1.56
Diluted	$1.40	$1.38	$3.40	$1.54

Weighted-average common shares outstanding:
Basic	458	412	444	406
Diluted	473	471	474	426

Dividends declared per share of common stock	$0.30	$–	$0.45	$–

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2010	2009
	(In Millions)

Cash flow from operating activities:
Net income	$2,047	$1,019
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	520	488
Lower of cost or market inventory adjustments	–	19
Stock-based compensation	75	57
Charges for reclamation and environmental obligations, including accretion	75	112
Payments of reclamation and environmental obligations	(97)	(47)
Losses on early extinguishment of debt	77	–
Deferred income taxes	107	61
Intercompany profit on PT Freeport Indonesia sales to PT Smelting	(29)	37
Increase in long-term mill and leach stockpiles	(31)	(31)
Changes in other assets and liabilities	5	71
Other, net	26	36
(Increases) decreases in working capital:
Accounts receivable	502	(803)
Inventories, and mill and leach stockpiles	(39)	53
Other current assets	(9)	105
Accounts payable and accrued liabilities	(161)	(675)
Accrued income and other taxes	(186)	394
Net cash provided by operating activities	2,882	896

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(81)	(100)
South America	(154)	(111)
Indonesia	(195)	(128)
Africa	(50)	(458)
Other	(47)	(97)
Proceeds from the sale of assets and other, net	8	(1)
Net cash used in investing activities	(519)	(895)

Cash flow from financing activities:
Net proceeds from sale of common stock	–	740
Proceeds from debt	35	155
Repayments of debt	(1,655)	(285)
Cash dividends and distributions paid:
Common stock	(130)	–
Preferred stock	(95)	(120)
Noncontrolling interests	(145)	(63)
Contributions from noncontrolling interests	15	29
Net payments for stock-based awards	(6)	(7)
Excess tax benefit from stock-based awards	4	–
Other	–	(3)
Net cash (used in) provided by financing activities	(1,977)	446

Net increase in cash and cash equivalents	386	447
Cash and cash equivalents at beginning of year	2,656	872
Cash and cash equivalents at end of period	$3,042	$1,319

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	FCX Stockholders’ Equity
	Mandatory						Accumu-
	Convertible						lated	Common Stock		Total
	Preferred Stock		Common Stock				Other	Held in Treasury		FCX
	Number		Number		Capital in	Accumu-	Compre-	Number		Stock-	Non-
	of	At Par	of	At Par	Excess of	lated	hensive	of	At	holders’	controlling	Total
	Shares	Value	Shares	Value	Par Value	Deficit	Loss	Shares	Cost	Equity	Interests	Equity
	(In Millions)

Balance at December 31, 2009	29	$2,875	552	$55	$15,680	$(5,805)	$(273)	122	$(3,413)	$9,119	$1,638	$10,757
Conversions of 6¾% Mandatory
Convertible Preferred Stock	(29)	(2,875)	39	4	2,871	–	–	–	–	–	–	–
Exercised and issued stock-based
awards	–	–	1	–	13	–	–	–	–	13	–	13
Stock-based compensation	–	–	–	–	74	–	–	–	–	74	–	74
Tax benefit for stock-based awards	–	–	–	–	1	–	–	–	–	1	–	1
Tender of shares for stock-based
awards	–	–	–	–	–	–	–	–	(19)	(19)	–	(19)
Dividends on common stock	–	–	–	–	–	(207)	–	–	–	(207)	–	(207)
Dividends on preferred stock	–	–	–	–	–	(63)	–	–	–	(63)	–	(63)
Dividends and distributions to
noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(330)	(330)
Contributions from noncontrolling
interests	–	–	–	–	–	–	–	–	–	–	15	15
Comprehensive income:
Net income	–	–	–	–	–	1,609	–	–	–	1,609	438	2,047
Other comprehensive income,
net of taxes:
Unrealized losses on securities	–	–	–	–	–	–	(2)	–	–	(2)	–	(2)
Defined benefit plans:
Amortization of unrecognized
amounts	–	–	–	–	–	–	7	–	–	7	–	7
Other comprehensive income	–	–	–	–	–	–	5	–	–	5	–	5
Total comprehensive income	–	–	–	–	–	–	–	–	–	1,614	438	2,052
Balance at June 30, 2010	–	$–	592	$59	$18,639	$(4,466)	$(268)	122	$(3,432)	$10,532	$1,761	$12,293

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Copper & Gold Inc.’s (FCX) consolidated financial statements and notes contained in its 2009 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month and six-month periods ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2.	EARNINGS PER SHARE
FCX’s basic net income per share of common stock was calculated by dividing net income attributable to common stock by the weighted-average shares of common stock outstanding during the period. Following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010		2009
Net income	$832	$812	$2,047		$1,019
Net income attributable to noncontrolling interests	(168)	(164)	(438)		(268)
Preferred dividends	(15)	(60)	(63)		(120)
Net income attributable to FCX common stockholders	649	588	1,546		631
Plus income impact of assumed conversion of:
6¾% Mandatory Convertible Preferred Stocka	15	49	63		–	b
5½% Convertible Perpetual Preferred Stockc	–	11	–		23
Diluted net income attributable to FCX common
stockholders	$664	$648	$1,609		$654

Weighted-average shares of common stock outstanding	458	412	444		406
Add stock issuable upon conversion, exercise or
vesting of:
6¾% Mandatory Convertible Preferred Stocka	13	39	26		–	b
5½% Convertible Perpetual Preferred Stockc	–	18	–		18
Dilutive stock options	2	1	3	d	1
Restricted stock	–	1	1		1
Weighted-average shares of common stock outstanding
for purposes of calculating diluted net income per share	473	471	474		426

Diluted net income per share attributable to
FCX common stockholders	$1.40	$1.38	$3.40		$1.54

a.
All outstanding 6¾% Mandatory Convertible Preferred Stock automatically converted on May 1, 2010, into FCX common stock (refer to Note 6 for further discussion). During the second quarter of 2010, 28 million shares of preferred stock were converted into 39 million shares of FCX common stock (conversion rate of 1.3716 shares of FCX common stock).

b.
Preferred dividends of $97 million and additional shares of FCX common stock of approximately 39 million shares for the 6¾% Mandatory Convertible Preferred Stock were excluded for the six months ended June 30, 2009, because they were anti-dilutive.

c.	In September 2009, FCX redeemed the remaining outstanding shares of its 5½% Convertible Perpetual Preferred Stock.

d.	Potential additional shares of FCX common stock of approximately one million were anti-dilutive.

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

Excluded amounts were approximately nine million stock options with a weighted-average exercise price of $75.56 for second-quarter 2010 and approximately six million stock options with a weighted-average exercise price of $77.55 for the six months ended June 30, 2010. Stock options for approximately eight million shares with a weighted-average exercise price of $73.00 were excluded for second-quarter 2009, and stock options for approximately nine million shares with a weighted-average exercise price of $69.73 were excluded for the six months ended June 30, 2009.

3.	PENSION AND POSTRETIREMENT BENEFITS
The components of net periodic benefit cost for pension and postretirement benefits follow (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$8	$8	$18	$17
Interest cost	26	28	53	55
Expected return on plan assets	(24)	(20)	(47)	(40)
Amortization of net actuarial loss	6	7	11	15
Curtailments	–	–	–	(4)
Special retirement benefits	–	–	–	(5)
Net periodic benefit costs	$16	$23	$35	$38

Net periodic benefit costs decreased by $7 million in second-quarter 2010 mainly as a result of an increase in the expected return on plan assets ($4 million) primarily because of the 2009 gains on plan assets.

Net periodic benefit costs decreased by $3 million in the first six months of 2010 mainly as a result of an increase in the expected return on plan assets ($7 million) and a decrease in the amortization of actuarial losses ($4 million) primarily because of the 2009 gains on plan assets. These decreases were partially offset by the absence of the first-quarter 2009 gains on special retirement benefits and curtailments ($9 million) caused by workforce reductions in connection with the fourth-quarter 2008 and first-quarter 2009 revised mine operating plans.

4.	INVENTORIES, AND MILL AND LEACH STOCKPILES
The components of inventories follow (in millions):

	June 30,	December 31,
	2010	2009
Mining Operations:
Raw materials	$1	$1
Work-in-process	95	108
Finished goodsa	600	588
Atlantic Copper, S.A. (Atlantic Copper):
Raw materials (concentrates)	144	171
Work-in-process	187	227
Finished goods	4	15
Total product inventories	1,031	1,110
Total materials and supplies, netb	1,097	1,093
Total inventories	$2,128	$2,203

a.	Primarily includes copper concentrates, anodes, cathodes and rod, and molybdenum.

b.	Materials and supplies inventory is net of obsolescence reserves totaling $23 million at June 30, 2010, and $21 million at December 31, 2009.

A summary of mill and leach stockpiles follows (in millions):

	June 30,	December 31,
	2010	2009
Current:
Mill stockpiles	$58	$46
Leach stockpiles	710	621
Total current mill and leach stockpiles	$768	$667

Long-terma:
Mill stockpiles	$453	$442
Leach stockpiles	900	879
Total long-term mill and leach stockpiles	$1,353	$1,321

a.	Metals in stockpiles not expected to be recovered within the next 12 months.

FCX recorded charges for lower of cost or market (LCM) molybdenum inventory adjustments totaling $19 million ($19 million to net income attributable to FCX common stockholders or $0.04 per diluted share) for the first six months of 2009 resulting from lower molybdenum prices.

5.	INCOME TAXES
FCX’s income tax provision for second-quarter 2010 resulted from taxes on international operations ($382 million) and U.S. operations ($51 million). FCX’s income tax provision for the first six months of 2010 resulted from taxes on international operations ($979 million) and U.S. operations ($132 million). FCX’s consolidated effective income tax rate was 35 percent for the first six months of 2010.

FCX’s income tax provision for second-quarter 2009 resulted from taxes on international operations ($538 million) and U.S. operations ($4 million). FCX’s income tax provision for the first six months of 2009 resulted from taxes on international operations ($868 million) and U.S. operations ($5 million). During the first half of 2009, FCX did not record a benefit for losses generated in the U.S., and those losses could not be used to offset income generated from international operations. These factors combined with the high proportion of income earned in Indonesia, which was taxed at an effective tax rate of 43 percent, caused FCX’s consolidated effective income tax rate of 47 percent for the first six months of 2009 to be higher than the U.S. federal statutory rate of 35 percent.

6.	DEBT AND EQUITY TRANSACTIONS
During the second quarter of 2010, FCX purchased in the open market $85 million of its 8.25% Senior Notes due 2015 for $92 million and $193 million of its 8.375% Senior Notes due 2017 for $210 million. These open-market purchases resulted in losses on early extinguishment of debt totaling $28 million ($23 million to net income attributable to FCX common stockholders or $0.05 per diluted share). For the first six months of 2010, FCX purchased in the open market $218 million of its 8.25% Senior Notes for $237 million and $329 million of its 8.375% Senior Notes for $358 million, which resulted in losses on early extinguishment of debt totaling $55 million ($46 million to net income attributable to FCX common stockholders or $0.10 per diluted share).

On April 1, 2010, FCX redeemed all of its $1.0 billion of outstanding Senior Floating Rates Notes due 2015 for which holders received 101 percent of the principal amount together with accrued and unpaid interest. As a result of this redemption, FCX recorded a loss on early extinguishment of debt totaling $22 million ($19 million to net income attributable to FCX common stockholders or $0.04 per diluted share) in the second quarter and the six-month periods of 2010.

Consolidated interest expense (before capitalization) totaled $132 million in second-quarter 2010, $172 million in second-quarter 2009, $283 million for the first six months of 2010 and $348 million for the first six months of 2009. Capitalized interest expense totaled $10 million in second-quarter 2010, $14 million in second-quarter 2009, $16 million for the first six months of 2010 and $59 million for the first six months of 2009. Lower capitalized interest in the 2010 periods primarily reflects the completion of development activities for the initial project at FCX’s Tenke Fungurume mine, which commenced initial copper production in March 2009.

During April 2010, holders of FCX’s 6¾% Mandatory Convertible Preferred Stock elected to convert 787,158 preferred shares into 1,079,615 shares of FCX common stock (conversion rate equal to 1.3716 shares of FCX common stock). On May 1, 2010, the remaining 27,504,512 shares of FCX’s 6¾% Mandatory Convertible

Preferred Stock were automatically converted into 37,725,139 shares of FCX common stock (conversion rate equal to 1.3716 shares of FCX common stock). For the first six months of 2010, a total of 28,749,560 outstanding shares of FCX’s 6¾% Mandatory Convertible Preferred Stock were converted into 39,432,793 shares of FCX common stock (conversion rate equal to 1.3716 shares of FCX common stock).

In April 2010, FCX’s Board of Directors (Board) authorized an increase in the annual cash dividend on its common stock from $0.60 per share to $1.20 per share. On June 24, 2010, FCX declared a quarterly dividend of $0.30 per share, which was paid on August 1, 2010, to common shareholders of record at the close of business on July 15, 2010.

Total comprehensive income attributable to FCX common stockholders totaled $666 million in second-quarter 2010, $654 million in second-quarter 2009, $1,614 million for the first six months of 2010 and $825 million (including a $61 million gain related to the remeasurement of certain defined benefit plans during the first quarter of 2009) for the first six months of 2009.

In May 2000, FCX’s Board adopted a shareholder rights plan. Under the rights plan, each share of outstanding common stock included a purchase right that would become exercisable if a third party acquired (or announced it would acquire) 20 percent or more of FCX’s outstanding common stock without the approval of FCX’s Board. If such acquisition occurred, each purchase right (other than rights held by the third party) entitled its holder to purchase FCX’s securities at a substantial discount. The shareholder rights plan expired in accordance with its terms on May 16, 2010.

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

A summary of unrealized (losses) gains recognized in income before income taxes and equity in affiliated companies’ net earnings for derivative financial instruments that are designated and qualify as fair value hedge transactions, along with the unrealized gains (losses) on the related hedged item (firm sales commitments) follows (in millions):

	Three Months Ended June 30,
	2010		2009
		Hedged		Hedged
	Derivative	Item	Derivative	Item
Commodity contracts:
Freeport-McMoRan Corporation’s (FMC)
copper futures and swap contractsa	$(20)	$20	$1	$(1)

	Six Months Ended June 30,
	2010		2009
		Hedged		Hedged
	Derivative	Item	Derivative	Item
Commodity contracts:
FMC’s copper futures and swap contractsa	$(18)	$18	$6	$(6)

a.	Amounts are recorded in revenues.

FCX realized (losses) gains, which are recorded in revenues, of $(9) million during second-quarter 2010, $15 million during second-quarter 2009, $1 million during the first six months of 2010 and $18 million during the first six months of 2009 from matured derivative financial instruments that qualified for hedge accounting.

A summary of the realized and unrealized gains (losses) recognized in income before income taxes and equity in affiliated companies’ net earnings for derivative financial instruments, including embedded derivatives, which do not qualify as hedge transactions follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Commodity contracts:
Embedded derivatives in provisional sales contractsa	$(330)	$283	$(199)	$596
Embedded derivatives in provisional purchase
contractsb	1	(2)	(1)	(1)
PT Freeport Indonesia’s copper forward contractsa	–	(97)	–	(97)
Atlantic Copper’s copper forward contractsb	1	–	2	4
FMC’s copper futures and swap contractsa	(1)	17	(1)	49

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

A summary of the fair values of unsettled derivative financial instruments recorded on the consolidated balance sheets follows (in millions):

	June 30,	December 31,
	2010	2009
Derivatives designated as hedging instruments
Commodity contracts:
FMC’s copper futures and swap contracts:
Asset positiona	$1	$11
Liability positionb	(8)	–

Derivatives not designated as hedging instruments
Commodity contracts:
Embedded derivatives in provisional sales/purchases contracts:c
Asset position	$48	$235
Liability position	(190)	(70)
Atlantic Copper’s copper forward contracts:
Asset positiona	–	1
FMC’s copper futures and swap contracts:d
Asset positiona	–	2

a.	Amounts recorded in other current assets.

b.	Amounts recorded in accounts payable and accrued liabilities.

c.	Amounts recorded either as a net accounts receivable or a net accounts payable.

d.
FCX has paid $19 million to brokers associated with margin requirements (recorded in other current assets) at June 30, 2010, and FCX had received $6 million from brokers associated with margin requirements at December 31, 2009.

Commodity Contracts.  From time to time, FCX has entered into forward, futures and swap contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of June 30, 2010, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative commodity contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FMC’s U.S. copper rod customers request a fixed market price instead of the New York Mercantile Exchange (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures and swap contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in FCX receiving the COMEX average copper price in the month of shipment. Hedge gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the three-month and six-month periods ended June 30, 2010 and 2009, resulting from hedge ineffectiveness. At June 30, 2010, FCX held copper futures and swap contracts that qualified for hedge accounting for 63 million pounds at an average price of $3.06 per pound, with maturities through July 2011.

Derivatives Not Designated as Hedging Instruments
Embedded derivatives and derivative financial instruments that do not meet the criteria to qualify for hedge accounting are discussed below.

Embedded Derivatives. As described in Note 1 to FCX’s 2009 Annual Report on Form 10-K under “Revenue Recognition,” certain FCX copper concentrate, copper cathode and gold sales contracts provide for provisional pricing primarily based on London Metal Exchange (LME) or COMEX prices at the time of shipment as specified in the contract. Similarly, FCX purchases copper and molybdenum under contracts that provide for provisional pricing (molybdenum purchases are based on an average Metals Week Molybdenum Oxide price). FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host sales agreements since the contracts do not allow for net settlement and always result in physical delivery. Sales and purchases with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism that is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale or purchase of the metals contained in the concentrates or cathodes at the then-current LME or COMEX price (copper), London Bullion Market Association price (gold) or the average Metals Week Molybdenum Oxide price (molybdenum) as defined in the contract. Mark-to-market price fluctuations recorded through the settlement date are reflected in revenues for sales contracts and in cost of sales as production and delivery costs for purchase contracts. A summary of FCX’s embedded derivatives at June 30, 2010, follows:

		Average Price
	Open	Per Unit		Maturities
	Positions	Contract	Market	Through
Embedded derivatives in provisional
sales contracts:
Copper (millions of pounds)	680	$3.19	$2.93	November 2010
Gold (thousands of ounces)	146	1,218	1,243	August 2010
Embedded derivatives in provisional
purchase contracts:
Copper (millions of pounds)	173	3.18	2.95	November 2010
Molybdenum (thousands of pounds)	238	16.18	14.11	July 2010

Copper Forward Contracts. Atlantic Copper enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At June 30, 2010, Atlantic Copper held net forward copper sales contracts for 23 million pounds at an average price of $2.96 per pound, with maturities through August 2010.

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

Copper Futures and Swap Contracts. In addition to the contracts discussed above that qualify for fair value hedge accounting, FCX also has similar contracts with FMC’s U.S. copper rod customers that do not qualify for hedge accounting because of certain terms in the sales contracts. Gains and losses for these economic hedge transactions are recorded in revenues. At June 30, 2010, FCX held copper futures and swap contracts for one million pounds at an average price of $2.83 per pound, with maturities through December 2010.

Foreign Currency Exchange Contracts.  As a global company, FCX transacts business in many countries and in many currencies. Foreign currency transactions at FCX’s international subsidiaries increase its risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. FCX may hedge or protect its international subsidiaries’ foreign currency transactions from time to time by entering into forward exchange contracts to lock in or minimize the effects of fluctuations in exchange rates. FCX had no outstanding foreign currency exchange contracts at June 30, 2010.

Interest Rate Swap Contracts.  From time to time, FCX or its subsidiaries may enter into interest rate swaps to manage its exposure to interest rate changes and to achieve a desired proportion of fixed-rate versus floating-rate debt based on current and projected market conditions. FCX may enter into interest rate swap contracts to lock in an interest rate considered to be favorable in order to protect against its exposure to variability in future interest payments attributable to increases in interest rates of the designated floating-rate debt. In some situations, FCX may enter into fixed-to-floating interest rate swap contracts to protect against changes in the fair value of the underlying fixed-rate debt that result from market interest rate changes and to take advantage of lower interest rates. FCX had no outstanding interest rate swap contracts at June 30, 2010.

Credit Risk.  FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses highly rated financial institutions that meet certain requirements. FCX also periodically reviews the creditworthiness of these institutions to ensure that they are maintaining their credit ratings. FCX does not anticipate that any of the financial institutions it deals with will default on their obligations. At June 30, 2010, FCX did not have any significant credit exposure associated with derivative transactions.

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

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

A summary of FCX’s financial assets and liabilities measured at fair value on a recurring basis follows (in millions):

	Fair Value at June 30, 2010
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$2,904	$2,904	$–	$–
Time deposits	99	99	–	–
Total cash equivalents	3,003	3,003	–	–

Trust assets (current and long-term):
U.S. core fixed income fund	42	–	42	–
Government mortgage-backed securities	26	–	26	–
Government bonds and notes	25	–	25	–
Corporate bonds	21	–	21	–
Asset-backed securities	18	–	18	–
Money market funds	19	19	–	–
Total trust assets	151	19	132	–

Available-for-sale securities:
Time deposits	44	44	–	–
Money market funds	7	7	–	–
Equity securities	4	4	–	–
Total available-for-sale securities	55	55	–	–

Derivatives:
Embedded derivatives in provisional sales/purchases
contracts	48	48	–	–
Copper futures and swap contracts	1	1	–	–
Total derivatives	49	49	–	–

Total assets	$3,258	$3,126	$132	$–

Liabilities
Derivatives:
Embedded derivatives in provisional sales/purchases
contracts	$(190)	$(190)	$–	$–
Copper futures and swap contracts	(8)	(8)	–	–
Total derivative liabilities	$(198)	$(198)	$–	$–

Valuation Techniques

Money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

The carrying value for certain FCX financial instruments, (i.e., accounts receivable, accounts payable and accrued liabilities, dividends payable, and Rio Tinto’s share of joint venture cash flows) approximate fair value, and therefore, have been excluded from the table below. A summary of the carrying amount and fair value of FCX’s other financial instruments follows (in millions):

	At June 30, 2010		At December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalentsa	$3,042	$3,042	$2,656	$2,656
Derivatives included in accounts receivablea	48	48	235	235
Trust assets (current and long-term)a, b	151	151	146	146
Available-for-sale securities (current and
long-term)a, b	55	55	74	74
Derivative assetsa, c	1	1	14	14
Derivatives included in accounts payable and
accrued liabilitiesa	(198)	(198)	(70)	(70)
Long-term debt (including amounts due
within one year)d	(4,785)	(5,203)	(6,346)	(6,735)

a.	Recorded at fair value.

b.	Current portion included in other current assets and long-term portion included in other assets.

c.	Included in other current assets.

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
FCX evaluated events after June 30, 2010, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

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

Morenci. The Morenci open-pit mine, located in southeastern Arizona, primarily produces copper cathodes. FCX owns an 85 percent undivided interest in Morenci through an unincorporated joint venture. During the first six months of 2010, the Morenci mine produced 40 percent of FCX’s North America copper.

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

Cerro Verde. The Cerro Verde open-pit copper mine, located near Arequipa, Peru, produces copper cathodes and copper concentrates. In addition to copper, the Cerro Verde mine produces molybdenum concentrates as a by-product. FCX owns a 53.56 percent interest in Cerro Verde. During the first six months of 2010, the Cerro Verde mine produced 51 percent of FCX’s South America copper.

Other Mines. Other mines include FCX’s Chilean copper mines – Candelaria, Ojos del Salado and El Abra. In addition to copper, the Candelaria and Ojos del Salado mines produce gold and silver as by-products. FCX owns an 80 percent interest in both the Candelaria and Ojos del Salado mines, and owns a 51 percent interest in the El Abra mine.

Indonesia.  Indonesia mining includes PT Freeport Indonesia’s Grasberg minerals district. PT Freeport Indonesia produces copper concentrates, which contain significant quantities of gold and silver. FCX owns 90.64 percent of PT Freeport Indonesia, including 9.36 percent owned through PT Indocopper Investama. FCX has established certain unincorporated joint ventures with Rio Tinto, under which Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver.

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

Business Segments

(In Millions)	North America Copper Mines			South America			Indonesia		Africa
													Atlantic	Corporate,
													Copper	Other &
		Other		Cerro	Other						Molyb-	Rod &	Smelting	Elimi-	FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke		denum	Refining	& Refining	nations	Total
Three Months Ended June 30, 2010
Revenues:
Unaffiliated customers	$1	$1	$2	$274	$453	$727	$871	a	$207		$325	$1,123	$605	$4	$3,864
Intersegment	386	656	1,042	108	14	122	56		–		–	6	11	(1,237)	–
Production and delivery	177	360	537	148	241	389	427		96		190	1,121	605	(1,313)	2,052
Depreciation, depletion and amortization	35	36	71	33	26	59	57		30		12	2	9	9	249
Selling, general and administrative expenses	–	–	–	–	–	–	23		–		3	–	4	71	101
Exploration and research expenses	–	–	–	–	–	–	–		–		–	–	–	38	38
Operating income (loss)	175	261	436	201	200	401	420		81		120	6	(2)	(38)	1,424

Interest expense, net	–	3	3	–	–	–	–		–		–	–	3	116	122
Provision for income taxes	–	–	–	68	66	134	177		18		–	–	–	104	433
Total assets at June 30, 2010	1,882	4,218	6,100	4,318	2,744	7,062	4,703		3,458		1,781	306	934	1,635	25,979
Capital expenditures	12	50	62	19	87	106	97		11		5	1	3	11	296

Three Months Ended June 30, 2009
Revenues:
Unaffiliated customers	$18	$27	$45	$342	$465	$807	$1,430	a	$57		$186	$741	$415	$3	$3,684
Intersegment	234	424	658	70	7	77	180		–		–	6	–	(921)	–
Production and delivery	144	317	461	153	213	366	415		92	b	162	743	419	(849)	1,809
Depreciation, depletion and amortization	34	30	64	40	29	69	78		14		13	2	9	7	256
Selling, general and administrative expenses	–	–	–	–	–	–	22		–		3	–	5	59	89
Exploration and research expenses	–	–	–	–	–	–	–		–		–	–	–	24	24
Restructuring and other charges	2	–	2	–	(6)	(6)	–		–		–	–	–	2	(2)
Operating income (loss)	72	104	176	219	236	455	1,095		(49)		8	2	(18)	(161)	1,508

Interest expense, net	1	4	5	–	–	–	–		3		–	–	1	149	158
Provision for (benefit from) income taxes	–	–	–	67	70	137	461		(25)		–	–	–	(31)	542
Total assets at June 30, 2009	2,022	4,023	6,045	4,016	2,535	6,551	5,312		3,160		1,750	292	842	672	24,624
Capital expenditures	5	23	28	33	4	37	73		207		16	3	6	5	375

a.					Includes PT Freeport Indonesia’s sales to PT Smelting totaling $373 million in second-quarter 2010 and $563 million in second-quarter 2009.

b.					Includes charges totaling $49 million associated with Tenke Fungurume’s project start-up costs.

Business Segments (Continued)

(In Millions)	North America Copper Mines			South America			Indonesia		Africa
													Atlantic	Corporate,
													Copper	Other &
		Other		Cerro	Other						Molyb-	Rod &	Smelting	Elimi-	FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke		denum	Refining	& Refining	nations	Total
Six Months Ended June 30, 2010
Revenues:
Unaffiliated customers	$10	$16	$26	$732	$950	$1,682	$2,032	a	$456		$600	$2,189	$1,238	$4	$8,227
Intersegment	742	1,330	2,072	191	45	236	354		–		–	13	11	(2,686)	–
Production and delivery	323	678	1,001	319	446	765	902		206		375	2,188	1,233	(2,700)	3,970
Depreciation, depletion and amortization	77	76	153	67	53	120	120		60		25	4	19	19	520
Selling, general and administrative expenses	–	–	–	–	–	–	52		–		6	–	10	128	196
Exploration and research expenses	–	–	–	–	–	–	–		–		1	–	–	68	69
Operating income (loss)	352	592	944	537	496	1,033	1,312		190		193	10	(13)	(197)	3,472

Interest expense, net	2	6	8	–	–	–	–		2		–	–	5	252	267
Provision for income taxes	–	–	–	173	158	331	570		43		–	–	–	167	1,111
Capital expenditures	15	66	81	31	123	154	195		50		12	2	12	21	527

Six Months Ended June 30, 2009
Revenues:
Unaffiliated customers	$39	$50	$89	$588	$803	$1,391	$2,350	a	$57		$332	$1,354	$707	$6	$6,286
Intersegment	446	786	1,232	147	48	195	382		–		–	12	–	(1,821)	–
Production and delivery	334	680	1,014	302	431	733	765		108	b	281	1,357	712	(1,599)	3,371
Depreciation, depletion and amortization	70	69	139	75	59	134	143		17		22	4	17	12	488
Lower of cost or market inventory adjustments	–	–	–	–	–	–	–		–		19	–	–	–	19
Selling, general and administrative expenses	–	–	–	–	–	–	40		–		7	–	7	97	151
Exploration and research expenses	–	–	–	–	–	–	–		–		–	–	–	54	54
Restructuring and other charges	26	(2)	24	–	–	–	–		–		(1)	(2)	–	2	23
Operating income (loss)	55	89	144	358	361	719	1,784		(68)		4	7	(29)	(381)	2,180

Interest expense, net	2	6	8	–	1	1	1		3		–	–	2	274	289
Provision for (benefit from) income taxes	–	–	–	114	107	221	749		(26)		–	–	–	(71)	873
Capital expenditures	34	66	100	70	41	111	128		458		60	6	12	19	894

a.		Includes PT Freeport Indonesia’s sales to PT Smelting totaling $859 million in the first six months of 2010 and $826 million in the first six months of 2009.

b.		Includes charges totaling $49 million associated with Tenke Fungurume’s project start-up costs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of June 30, 2010, and the related consolidated statements of income for the three- and six-month periods ended June 30, 2010 and 2009, the consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009, and the consolidated statement of equity for the six-month period ended June 30, 2010. These financial statements are the responsibility of the Company’s management.

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
August 6, 2010

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

Our results for the second quarter and first six months of 2010, compared with the 2009 periods, primarily reflected higher realized metals prices, partially offset by lower copper and gold sales volumes. Refer to “Consolidated Results” for further discussion of our consolidated financial results for the quarter and six-month periods ended June 30, 2010 and 2009.

On April 1, 2010, we redeemed our $1 billion of outstanding Senior Floating Rate Notes, and during the first six months of 2010, we made open-market debt purchases totaling $547 million (refer to Note 6 for further discussion). In April 2010, our Board of Directors increased the annual cash dividend on our common stock to $1.20 per share. In addition, during second-quarter 2010, our 6¾% Mandatory Convertible Preferred Stock converted into 39 million shares of our common stock. Refer to “Capital Resources and Liquidity – Financing Activities” for further discussion.

We have significant reserves and future development opportunities within our portfolio of assets. At December 31, 2009, we had estimated consolidated recoverable proven and probable reserves of 104.2 billion pounds of copper (determined using a long-term average copper price of $1.60 per pound), with potential for greater reserves at higher prices.

We are undertaking major development projects to extend mine lives at El Abra and Grasberg, and are also advancing development activities at the Climax molybdenum mine. In addition, a number of studies are under way to evaluate expansion options at certain of our mining operations. The advancement of these studies will provide flexibility in initiating expansion projects as market conditions warrant. Refer to “Operations” for further discussion of our current operating and development activities.

We view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy, and will continue to adjust our operating strategy as market conditions change.

OUTLOOK

Consolidated sales from mines for the year 2010 are expected to approximate 3.8 billion pounds of copper, 1.8 million ounces of gold and 63 million pounds of molybdenum, including 970 million pounds of copper, 410 thousand ounces of gold and 15 million pounds of molybdenum for third-quarter 2010. Mine sequencing at Grasberg is resulting in significant fluctuations in quarterly sales of copper and gold during 2010. These sales volume estimates are dependent on the achievement of targeted mining rates, the successful operation of production facilities, the impact of weather conditions and other factors.

Assuming average prices of $1,200 per ounce of gold and $14 per pound of molybdenum for the remainder of 2010 and achievement of current 2010 sales volume and cost estimates, we estimate our consolidated unit net cash costs (net of by-product credits and including Africa mining) for our copper mining operations would average approximately $0.86 per pound of copper for the year 2010. Quarterly unit net cash costs will vary with fluctuations in sales volumes of copper and by-products. The impact of price changes on consolidated unit net cash costs in 2010 would approximate $0.01 per pound for each $50 per ounce change in the average price of gold for the remainder of 2010, and $0.005 per pound for each $2 per pound change in the average price of molybdenum for the remainder of 2010. Estimated consolidated unit net cash costs are higher, compared with consolidated unit net cash costs of $0.55 per pound of copper in 2009, primarily because of lower projected copper and gold sales volumes from Grasberg, combined with increases in commodity-based input costs. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated unit net cash costs.

Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our production levels, production costs, cash payments for income taxes and interest, other working capital changes and other factors. Based on projected consolidated sales volumes for 2010 and assuming average prices of $3.00 per pound of copper, $1,200 per ounce of gold and $14 per pound of molybdenum for the remainder of 2010, our consolidated operating cash flows for the year 2010 are expected to exceed $5 billion, net of an estimated $0.2 billion for working capital requirements. The impact of price changes on operating cash flows in 2010 would approximate $150 million for each $0.10 per pound change in the average price of copper, $30 million for each $50 per ounce change in the average price of gold and $25 million for each $2 per pound change in the average price of molybdenum.

Capital expenditures for the year 2010 are expected to approximate $1.7 billion, including $0.8 billion for major projects, primarily associated with underground development activities at Grasberg, the sulfide ore project at El Abra and a new sulphur burner facility at Safford. For 2009, capital expenditures totaled $1.6 billion, which included $0.8 billion for major projects. We have resumed certain project development activities at our mining operations and a number of studies are ongoing, which may result in increased capital spending programs. Refer to “Operations” for further discussion.

COPPER, GOLD AND MOLYBDENUM MARKETS

World prices for copper, gold and molybdenum have fluctuated significantly since January 2000. The London Metal Exchange (LME) spot copper price varied from a low of $0.60 per pound in 2001 to a high of $4.08 per pound in 2008, the London gold price fluctuated from a low of approximately $256 per ounce in 2001 to a new high of $1,261 per ounce in June 2010, and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from $2.19 per pound in 2000 to a high of $39.25 per pound in 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009.

Historical LME Copper Prices

Through July 30, 2010

LME Copper Prices
LME & COMEX Exchange Stocks*
000s of metric tons
Dollars per pound
1,600
1,400
1,200
1,000
800
600
400
200
0
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
2000
2002
2004
2006
2008
2010

*  Excludes Shanghai stocks, producer, consumer and merchant stocks.

This graph presents LME spot copper prices and reported stocks of copper at the LME and the New York Mercantile Exchange (COMEX) from January 2000 through July 2010. From 2006 through most of 2008, disruptions associated with strikes and other operational issues, combined with growing demand from China and other emerging economies, resulted in low levels of inventory. Beginning in late 2008, slowing consumption led to increases in inventory levels; however, China’s increased buying activity contributed to a decline in exchange inventories during the first half of 2009. After reaching a low for the year in July 2009, inventories grew during the second half of 2009 with combined LME and COMEX stocks ending the year at approximately 592 thousand metric tons. Inventories have decreased since the end of 2009, and at June 30, 2010, combined LME and COMEX stocks totaled approximately 544 thousand metric tons, which represents approximately 10 days of global consumption.

Turmoil in the U.S. financial markets and concerns about the global economy negatively impacted copper prices in late 2008, which declined to a four-year low of $1.26 per pound in December 2008; however, copper prices improved during 2009 as a result of strong Chinese import activity and supply limitations. During second-quarter 2010, LME spot copper prices declined compared to first-quarter 2010 levels, because of concerns about the Chinese growth rate, the European debt crisis and global economic recovery. Copper prices ranged from $2.76 per pound to $3.61 per pound and averaged $3.18 per pound in second-quarter 2010. While the near-term outlook is uncertain, we believe the underlying fundamentals of the copper business remain positive, supported by limited supplies from existing mines and the absence of significant new development projects. Future copper prices are expected to be volatile and are likely to be influenced by demand from China, economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and production levels of mines and copper smelters. The LME spot copper price closed at $3.26 per pound on July 30, 2010.

London Gold Prices
Through July 30, 2010
$1,350
$1,250
$1,150
$1,050
$950
$850
$750
$650
$550
$450
$350
$250
Dollars per ounce
2000
2002
2004
2006
2008
2010

This graph presents London gold prices from January 2000 through July 2010. Continued investment demand and potential weakness in the U.S. dollar are expected to support gold prices, which reached a new high of $1,261 per ounce in June 2010. During second-quarter 2010, gold prices ranged from approximately $1,124 per ounce to $1,261 per ounce and averaged $1,197 per ounce. London gold prices closed at approximately $1,169 per ounce on July 30, 2010.

Metals Week Molybdenum Dealer Oxide Prices

Through July 30, 2010

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2000
2002
2004
2006
2008
2010

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average price from January 2000 through July 2010. In late 2008, molybdenum prices declined significantly as a result of the financial market turmoil and a decline in demand; however, molybdenum prices improved during 2009 supported by Chinese imports and supply reductions. During second-quarter 2010, the weekly average price of molybdenum ranged from approximately $13.75 per pound to approximately $17.93 per pound and averaged $16.41 per pound. The weekly average Metals Week Molybdenum Dealer Oxide price was $14.13 per pound on July 30, 2010.

CONSOLIDATED RESULTS

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Financial Data (in millions, except per share amounts)
Revenuesa	$3,864	b	$3,684	b	$8,227	b	$6,286	b
Operating income	$1,424	b	$1,508	b	$3,472	b	$2,180	b
Net income	$832		$812		$2,047		$1,019
Net income attributable to noncontrolling interests	$168		$164		$438		$268
Net income attributable to FCX common stockholdersc	$649	d	$588		$1,546	d	$631
Diluted net income per share attributable to FCX common stockholders	$1.40	d	$1.38		$3.40	d	$1.54
Diluted weighted-average common shares outstanding	473		471		474		426

FCX Mining Operating Data
Copper (recoverable)
Production (millions of pounds)	930		1,069		1,859		2,110
Sales, excluding purchases (millions of pounds)	914		1,102		1,874		2,122
Average realized price per pound	$3.06		$2.22		$3.13		$2.03
Site production and delivery costs per pounde,f	$1.41		$1.04		$1.38		$1.05
Unit net cash costs per pounde,f	$0.97		$0.43		$0.89		$0.54
Gold (recoverable)
Production (thousands of ounces)	316		802		765		1,397
Sales, excluding purchases (thousands of ounces)	298		837		776		1,382
Average realized price per ounce	$1,234		$932		$1,171		$919
Molybdenum (recoverable)
Production (millions of pounds)	17		13		34		27
Sales, excluding purchases (millions of pounds)	16		16		33		26
Average realized price per pound	$18.18		$10.11		$16.62		$10.65

a.	Includes the impact of adjustments to provisionally priced concentrate and cathode sales recognized in prior periods. Refer to “Revenues” for further discussion.

b.	Following is a summary of revenues and operating income (loss) by operating division (in millions):

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
North America copper mines	$1,044	$436	$703	$176
South America mining	849	401	884	455
Indonesia mining	927	420	1,610	1,095
Africa mining	207	81	57	(49)
Molybdenum	325	120	186	8
Rod & Refining	1,129	6	747	2
Atlantic Copper Smelting & Refining	616	(2)	415	(18)
Corporate, other & eliminations	(1,233)	(38)	(918)	(161)
Total	$3,864	$1,424	$3,684	$1,508

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
North America copper mines	$2,098	$944	$1,321	$144
South America mining	1,918	1,033	1,586	719
Indonesia mining	2,386	1,312	2,732	1,784
Africa mining	456	190	57	(68)
Molybdenum	600	193	332	4
Rod & Refining	2,202	10	1,366	7
Atlantic Copper Smelting & Refining	1,249	(13)	707	(29)
Corporate, other & eliminations	(2,682)	(197)	(1,815)	(381)
Total	$8,227	$3,472	$6,286	$2,180

c.	After net income attributable to noncontrolling interests in subsidiaries and preferred dividends.

d.
Includes net losses on early extinguishment of debt totaling $42 million ($0.09 per share) for second-quarter 2010 and $65 million ($0.14 per share) for the first six months of 2010. Refer to Note 6 for further discussion.

e.
Reflects per pound weighted-average production and delivery costs and unit net cash costs (net of by-product credits) for all copper mines, excluding net noncash and other costs, and for the 2009 periods excludes Africa mining. For reconciliations of the per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to “Operations – Unit Net Cash Costs” and to “Product Revenues and Production Costs.”

f.
The 2009 periods exclude the results of the Tenke Fungurume (Tenke) mine as start-up activities were still under way; the impact of including the results of the Tenke mine for the 2010 periods was $0.01 per pound of copper in second-quarter 2010 and less than $0.01 per pound of copper for the first six months of 2010.

Revenues
Consolidated revenues include the sale of copper concentrates, copper cathodes, copper rod, gold, molybdenum  and other metals by our North and South America copper mines, the sale of copper concentrates (which also contain significant quantities of gold and silver) by our Indonesia mining operation, the sale of copper cathodes and cobalt hydroxide by our Africa mining operation, the sale of molybdenum in various forms by our Molybdenum operations, and the sale of copper cathodes, copper anodes, and gold in anodes and slimes by Atlantic Copper. Consolidated revenues totaled $3.9 billion in second-quarter 2010 and $8.2 billion for the first six months of 2010, compared with $3.7 billion in second-quarter 2009 and $6.3 billion for the first six months of 2009. Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
Consolidated revenues – 2009 periods	$3,684	$6,286
Higher sales price realizations from mining operations:
Copper	768	2,005
Gold	90	195
Molybdenum	132	198
(Lower) higher sales volumes from mining operations:
Copper	(417)	(511)
Gold	(502)	(557)
Molybdenum	8	82
Higher purchased copper	28	30
Lower net adjustments for prior period/year provisionally priced sales,
including PT Freeport Indonesia’s 2009 forward copper sales contracts	(193)	(62)
Higher Atlantic Copper revenues	201	542
Other, including intercompany eliminations	65	19
Consolidated revenues – 2010 periods	$3,864	$8,227

Consolidated revenues in the 2010 periods were favorably impacted by higher copper, gold and molybdenum prices. Realized copper prices increased to an average of $3.06 per pound in second-quarter 2010 (compared with $2.22 per pound in second-quarter 2009) and $3.13 per pound for the first six months of 2010 (compared with $2.03 per pound for the first six months of 2009). Realized gold prices increased to an average of $1,234 per ounce in second-quarter 2010 (compared with $932 per ounce in second-quarter 2009) and $1,171 per ounce for the first six months of 2010 (compared with $919 per ounce for the first six months of 2009). Realized molybdenum prices increased to an average of $18.18 per pound in second-quarter 2010 (compared with $10.11 per pound in second-quarter 2009) and $16.62 per pound for the first six months of 2010 (compared with $10.65 per pound for the first six months of 2009).

Consolidated sales volumes totaled 914 million pounds of copper, 298 thousand ounces of gold and 16 million pounds of molybdenum in second-quarter 2010, compared with 1.1 billion pounds of copper, 837 thousand ounces of gold and 16 million pounds of molybdenum in second-quarter 2009. For the first six months of 2010, consolidated sales volumes totaled 1.9 billion pounds of copper, 776 thousand ounces of gold and 33 million pounds of molybdenum, compared with 2.1 billion pounds of copper, 1.4 million ounces of gold and 26 million pounds of molybdenum for the first six months of 2009. Lower copper and gold sales volumes in the 2010 periods primarily reflect anticipated lower ore grades at Grasberg resulting from planned mine sequencing. Lower copper sales volumes were also impacted by decreased volumes at our South America mining operations, partly offset by additional volumes provided by the Tenke mine in Africa. Higher molybdenum sales volumes reflect improved demand in the chemical sector. Refer to “Operations” for further discussion.

During the first half of 2010, approximately 47 percent of our mined copper was sold in concentrate, approximately 27 percent as cathodes and approximately 26 percent as rod from our North America operations. Substantially all concentrate and cathode sales contracts at our copper mining operations provide final copper pricing in a specified future period (generally one to four months from the shipment date) based primarily on quoted LME prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisional priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until the date of final pricing. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

At March 31, 2010, we had provisionally priced copper sales at our copper mining operations totaling 372 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $3.53 per pound. Lower prices during second-quarter 2010 resulted in adjustments to these prior period provisionally priced copper sales and decreased consolidated revenues by $169 million ($72 million to net income attributable to FCX common stockholders or $0.15 per share) in second-quarter 2010, compared with a net increase of $43 million ($13 million to net income attributable to FCX common stockholders or $0.03 per share) in second-quarter 2009. Additionally, adjustments to prior year provisionally priced copper sales at our copper mining operations resulted in a net decrease to consolidated revenues of $23 million ($9 million to net income attributable to FCX common stockholders or $0.02 per share) for the first six months of 2010, compared with a net increase of $132 million ($62 million to net income attributable to FCX common stockholders or $0.15 per share) for the first six months of 2009.

LME spot copper prices averaged $3.18 per pound in second-quarter 2010, compared with our average realized price of $3.06 per pound. At June 30, 2010, we had provisionally priced copper sales at our copper mining operations totaling 364 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $2.95 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change from the June 30, 2010, average price for provisionally priced copper sales would have a net impact on our 2010 consolidated revenues of approximately $24 million ($12 million to net income attributable to FCX common stockholders). The LME spot copper price closed at $3.26 per pound on July 30, 2010.

In April 2009, we entered into forward sales contracts on certain of PT Freeport Indonesia’s provisionally priced copper sales at March 31, 2009, which final priced from April 2009 through July 2009 (refer to Note 7 for further discussion).

Production and Delivery Costs
Consolidated production and delivery costs totaled $2.1 billion in second-quarter 2010 and $4.0 billion for the first six months of 2010, compared with $1.8 billion in second-quarter 2009 and $3.4 billion for the first six months of 2009. The increase in consolidated production and delivery costs in the 2010 periods primarily reflected higher costs of concentrate purchases at Atlantic Copper associated with higher copper prices and higher commodity-based input costs at our mining operations.

Our copper mining operations require a significant amount of energy, principally electricity, diesel, coal and natural gas. For the year 2010, we expect energy costs (including Africa mining) to approximate 20 percent of our consolidated copper production costs, which reflects purchases of approximately 220 million gallons of diesel fuel; 6,200 gigawatt hours of electricity at our North America, South America and Africa copper mining operations (we generate all of our power at our Indonesia mining operation); 800 thousand metric tons of coal for our coal power plant in Indonesia; and 1 million MMBTU (million british thermal units) of natural gas at certain of our North America mines. Energy costs for 2009, which excluded Africa mining, approximated 20 percent of our consolidated copper production costs.

Consolidated site production and delivery costs for our copper mining operations, excluding net noncash and other costs, averaged $1.41 per pound of copper in second-quarter 2010 and $1.38 per pound for the first six months of 2010, compared with $1.04 per pound of copper in second-quarter 2009 and $1.05 per pound of copper for the first six months of 2009. Higher site production and delivery costs in the 2010 periods primarily reflected lower copper sales volumes at Grasberg and South America. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Consolidated depreciation, depletion and amortization expense totaled $249 million in second-quarter 2010 and $520 million for the first six months of 2010, compared with $256 million in second-quarter 2009 and $488 million for the first six months of 2009. Consolidated depreciation, depletion and amortization for the 2010 periods reflected lower expense under the unit-of-production method, offset by higher expense at our Tenke Fungurume mine, which commenced initial copper production in March 2009.

Lower of Cost or Market (LCM) Inventory Adjustments
Inventories are required to be recorded at the lower of cost or market. In first-quarter 2009, we recognized charges totaling $19 million ($19 million to net income attributable to FCX common stockholders or $0.05 per share) for LCM inventory adjustments associated with our molybdenum inventories.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $101 million in second-quarter 2010 and $196 million for the first six months of 2010, compared with $89 million in second-quarter 2009 and $151 million for the first six months of 2009. Selling, general and administrative expenses for the 2010 periods reflected higher incentive compensation costs and charges associated with relocating our corporate offices.

Exploration and Research Expenses
Consolidated exploration and research expenses totaled $38 million in second-quarter 2010 and $69 million for the first six months of 2010, compared with $24 million in second-quarter 2009 and $54 million for the first six months of 2009. Exploration activities are being conducted near our existing mines with a focus on opportunities to expand reserves that will support the development of additional future production capacity in the large mineral districts where we currently operate. Significantly expanded drilling activities in recent years have been successful in generating reserve additions and in identifying potential additional mineral resources adjacent to existing ore bodies. Results indicate opportunities for future potential reserve additions at Morenci, Sierrita and Bagdad in North America, at Cerro Verde and El Abra in South America and in the Tenke Fungurume district.

For the year 2010, exploration spending is expected to approximate $120 million. Exploration activities will continue to focus primarily on the potential in our existing mineral districts.

Restructuring and Other Charges
For the first six months of 2009, we recognized net charges of $23 million ($22 million to net income attributable to FCX common stockholders or $0.05 per share) associated with revised operating plans, including contract termination costs, other project cancellation costs and charges for employee severance and benefits, partially offset by gains for pension and postretirement special benefits and curtailments.

Interest Expense, Net
Consolidated interest expense (before capitalization) totaled $132 million in second-quarter 2010 and $283 million for the first six months of 2010, compared with $172 million in second-quarter 2009 and $348 million for the first six months of 2009. Lower interest expense in the 2010 periods primarily reflected the impact of debt repayments during 2009 and the first half of 2010.

Capitalized interest decreased to $10 million in second-quarter 2010 and $16 million for the first six months of 2010, compared with $14 million in second-quarter 2009 and $59 million for the first six months of 2009, primarily reflecting the completion of development activities for the initial project at our Tenke Fungurume mine, which commenced initial copper production in March 2009.

Losses on Early Extinguishment of Debt
We recorded losses on early extinguishment of debt totaling $50 million ($42 million to net income attributable to FCX common stockholders or $0.09 per share) in second-quarter 2010 and $77 million ($65 million to net income attributable to FCX common stockholders or $0.14 per share) for the first six months of 2010 associated with the redemption of our Senior Floating Rate Notes and open-market purchases of our 8.25% and 8.375% Senior Notes. Refer to Note 6 for further discussion.

Provision for Income Taxes
Our income tax provision for second-quarter 2010 resulted from taxes on international operations ($382 million) and U.S. operations ($51 million). Our income tax provision for the first six months of 2010 resulted from taxes on international operations ($979 million) and U.S. operations ($132 million). As presented in the table below, our consolidated effective income tax rate was 35 percent for the first six months of 2010.

Our income tax provision for second-quarter 2009 resulted from taxes on international operations ($538 million) and U.S. operations ($4 million). Our income tax provision for the first six months of 2009 resulted from taxes on international operations ($868 million) and U.S. operations ($5 million). During the first half of 2009, we did not record a benefit for losses generated in the U.S., and those losses could not be used to offset income generated from international operations. These factors combined with the high proportion of income earned in Indonesia, which was taxed at an effective tax rate of 43 percent, caused our consolidated effective income tax rate of 47 percent for the first six months of 2009, to be higher than the U.S. federal statutory rate of 35 percent.

A summary of the approximate amounts in the calculation of our consolidated provision for income taxes for the first six months of 2010 and 2009 follows (in millions, except percentages):

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
			Income Tax			Income Tax
	Income	Effective	(Provision)	Income	Effective	(Provision)
	(Loss)a	Tax Rate	Benefit	(Loss)a	Tax Rate	Benefit
U.S.	$586	23%	$(132)	$(318)	(2)%	$(5)
South America	1,022	32%	(331)	694	32%	(221)
Indonesia	1,349	42%	(570)	1,759	43%	(749)
Africa	142	30%	(43)	(86)	30%	26
Eliminations and other	50	N/A	(24)	(175)	N/A	56
Annualized rate adjustment b	N/A	N/A	(11)	N/A	N/A	20
Consolidated FCX	$3,149	35%c	$(1,111)	$1,874	47%	$(873)

a.	Represents income (loss) by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes to equal our estimated annualized tax rate.

c.
Our estimated consolidated effective tax rate for the year 2010 will vary with commodity price changes and the mix of income from international and U.S. operations. Assuming average prices of $3.00 per pound of copper, $1,200 per ounce of gold and $14 per pound of molybdenum for the remainder of 2010 and current 2010 sales volume and cost estimates, we estimate our annual consolidated effective tax rate will approximate 36 percent.

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

Operating and Development Activities. We have restarted the Morenci mill and have commenced a staged ramp up of Morenci’s mining rates. We have also resumed certain project development activities, including restarting the Miami mine and construction on the sulphur burner at Safford. Operating plans for the North America copper mines continue to be reviewed and adjustments will be made based on market conditions.

Morenci Mill Restart and Mine Ramp-up. In March 2010, we restarted the Morenci mill to process available sulfide material currently being mined. Mill throughput averaged 28,000 metric tons of ore per day during the second quarter of 2010 and is expected to increase to approximately 50,000 metric tons per day by 2011. We have also commenced a staged ramp up at the Morenci mine from the current rate of 450,000 metric tons per day to 635,000 metric tons per day. These activities are expected to expose additional ore and enable Morenci’s annual copper production to increase by approximately 125 million pounds, beginning in 2011. Further increases to Morenci’s mining rate are being evaluated.

Miami Restart. We have initiated limited mining activities at the Miami mine to improve efficiencies of ongoing reclamation projects associated with historical mining operations at the site. During an approximate five-year mine life, we expect to ramp up production at Miami to approximately 100 million pounds of copper per year by the second half of 2011. We are investing approximately $40 million for this project, which is benefiting from the use of existing mining equipment.

Safford Sulphur Burner. We are advancing plans to construct a sulphur burner at the Safford mine, which will provide a more cost effective source of sulphuric acid used in SX/EW operations and lower transportation costs. This project is expected to be complete during 2011 at a capital investment of approximately $150 million.

Chino Restart. We are evaluating the restart of mining and milling activities at the Chino mine, which were suspended in late 2008. The preliminary economics of the project appear attractive and would increase copper production by approximately 150 million to 200 million pounds per year. As reported in our annual report on Form 10-K for the year ended December 31, 2009, Chino’s reserves, excluding metal in stockpiles, totaled 1.1 billion pounds of copper (determined using a long-term average copper price of $1.60 per pound).

Twin Buttes Acquisition. In December 2009, we purchased the Twin Buttes copper mine, which ceased operations in 1994, and is adjacent to our Sierrita mine. The purchase provides significant synergies in the Sierrita minerals district, including the potential for expanded mining activities and access to material that can be used for Sierrita tailings and stockpile reclamation purposes. Studies have commenced to incorporate the Twin Buttes resources in our development plans.

Operating Data. Following is summary operating data for the North America copper mines for the second quarters and first six months of 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	263	272	527	561
Sales, excluding purchases	289	281	580	582
Average realized price per pound	$3.21	$2.18	$3.27	$1.88

Molybdenum (millions of recoverable pounds)
Productiona	5	7	11	13

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	646,100	553,700	624,100	611,200
Average copper ore grade (percent)	0.25	0.31	0.25	0.30
Copper production (millions of recoverable pounds)	182	201	384	423

Mill operations
Ore milled (metric tons per day)	195,300	170,600	179,200	175,700
Average ore grade (percent):
Copper	0.32	0.31	0.31	0.33
Molybdenum	0.02	0.03	0.02	0.03
Copper recovery rate (percent)	81.4	84.8	83.3	85.3
Production (millions of recoverable pounds):
Copper	100	89	180	177
Molybdenum	5	7	11	13

a.	Reflects by-product molybdenum production from the North America copper mines. Sales of by-product molybdenum are reflected in the Molybdenum division.

Copper sales volumes from our North America copper mines totaled 289 million pounds in second-quarter 2010 and 580 million pounds for the first six months of 2010, compared with copper sales volumes of 281 million pounds in second-quarter 2009 and 582 million pounds for the first six months of 2009.

Consolidated sales volumes from our North America copper mines are expected to approximate 1.1 billion pounds of copper for the year 2010, compared with 1.2 billion pounds of copper in 2009. As discussed above in “Operating and Development Activities,” we are increasing mining and milling rates at the Morenci mine and restarting the Miami mine, which are expected to result in higher production in future periods.

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

Gross Profit per Pound of Copper and Molybdenum

The following tables summarize unit net cash costs and gross profit per pound of copper and molybdenum at the North America copper mines for the second quarters and first six months of 2010 and 2009. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	By-	Co-Product Method		By-	Co-Product Method
	Product		Molyb-	Product		Molyb-
	Method	Copper	denuma	Method	Copper	denuma
Revenues, excluding adjustments	$3.21	$3.21	$17.34	$2.18	$2.18	$8.43

Site production and delivery, before net noncash
and other costs shown below	1.46	1.31	8.55	1.24	1.13	5.34
By-product creditsa	(0.38)	–	–	(0.21)	–	–
Treatment charges	0.09	0.08	–	0.09	0.08	–
Unit net cash costs	1.17	1.39	8.55	1.12	1.21	5.34
Depreciation, depletion and amortization	0.23	0.22	0.64	0.21	0.21	0.36
Noncash and other costs, net	0.19	0.18	0.04	0.15	0.14	0.04
Total unit costs	1.59	1.79	9.23	1.48	1.56	5.74
Revenue adjustments, primarily for hedging	–	–	–	0.06	0.06	–
Idle facility and other non-inventoriable costs	(0.08)	(0.08)	(0.01)	(0.08)	(0.08)	–
Gross profit per pound	$1.54	$1.34	$8.10	$0.68	$0.60	$2.69

Copper sales (millions of recoverable pounds)	288	288		281	281
Molybdenum sales (millions of recoverable pounds)b			5			7

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	By-	Co-Product Method		By-	Co-Product Method
	Product		Molyb-	Product		Molyb-
	Method	Copper	denuma	Method	Copper	denuma
Revenues, excluding adjustments	$3.27	$3.27	$15.71	$1.88	$1.88	$9.02

Site production and delivery, before net noncash
and other costs shown below	1.39	1.25	8.00	1.28	1.19	4.85
By-product creditsa	(0.32)	–	–	(0.19)	–	–
Treatment charges	0.08	0.08	–	0.08	0.08	–
Unit net cash costs	1.15	1.33	8.00	1.17	1.27	4.85
Depreciation, depletion and amortization	0.25	0.24	0.63	0.23	0.22	0.29
Noncash and other costs, net	0.13	0.13	0.05	0.15	0.15	0.10
Total unit costs	1.53	1.70	8.68	1.55	1.64	5.24
Revenue adjustments, primarily for hedging	–	–	–	0.15	0.15	–
Idle facility and other non-inventoriable costs	(0.08)	(0.08)	(0.01)	(0.10)	(0.11)	–
Gross profit per pound	$1.66	$1.49	$7.02	$0.38	$0.28	$3.78

Copper sales (millions of recoverable pounds)	579	579		582	582
Molybdenum sales (millions of recoverable pounds)b			11			13

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Reflects molybdenum produced by the North America copper mines.

Unit net cash costs (net of by-product credits) for our North America copper mines were $1.17 per pound of copper in second-quarter 2010 and $1.15 per pound of copper for the first six months of 2010, compared with $1.12 per pound of copper in second-quarter 2009 and $1.17 per pound of copper for the first six months of 2009. Unit net cash costs for the 2010 periods reflected higher site production and delivery costs ($0.22 per pound for the quarter and $0.11 per pound for the six month period) primarily associated with higher input costs from increased mining and milling activities. Offsetting these higher costs were higher molybdenum credits ($0.17 per pound for the quarter and $0.13 per pound for the six month period) resulting from higher molybdenum prices.

Some of our U.S. copper rod customers request a fixed market price instead of the COMEX average price in the month of shipment. We hedge this price exposure in a manner that allows us to receive market prices in the month of shipment while the customer pays the fixed price they requested. Because these contracts previously did not meet the criteria to qualify for hedge accounting, revenue adjustments in second-quarter and the first six months of 2009 primarily reflect unrealized gains on these copper derivative contracts.

Our operating North America copper mines have varying cost structures because of differences in ore grades and ore characteristics, processing costs, by-products and other factors. Based on current operating plans and assuming achievement of current 2010 sales volume and cost estimates and an average price of $14 per pound of molybdenum for the remainder of 2010, we estimate that average unit net cash costs (net of by-product credits) for our North America copper mines would approximate $1.24 per pound of copper for the year 2010, compared with $1.11 per pound in 2009. Each $2 per pound change in the average price of molybdenum during the remainder of 2010 would have an approximate $0.02 per pound impact on the North America copper mines’ 2010 unit net cash costs.

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

Operating and Development Activities. The molybdenum circuit at Cerro Verde, which had been temporarily curtailed, resumed operations in September 2009. We have also resumed certain project development activities, including the El Abra sulfide project and the Cerro Verde mill optimization project.

El Abra Sulfide. We are engaged in construction activities associated with the development of a large sulfide deposit at El Abra to extend its mine life by over 10 years. Production from the sulfide ore, which will ramp up to approximately 300 million pounds of copper per year, is expected to begin in 2012 and will replace currently depleting oxide copper production. The aggregate capital investment for this project is expected to total $725 million through 2015, of which approximately $535 million is for the initial phase of the project expected to be completed in 2012. Aggregate project costs of $190 million have been incurred as of June 30, 2010, $115 million of which has been incurred during the first six months of 2010.

We have also initiated studies for a potential milling operation at El Abra to process additional sulfide material and to achieve higher recoveries.

Cerro Verde Expansion. We are completing a project to optimize throughput at the existing Cerro Verde concentrator. This project, which is expected to be completed by the end of 2010, is designed to add 30 million pounds of additional copper production per year by increasing mill throughput from 108,000 metric tons of ore per day to 120,000 metric tons of ore per day. The aggregate capital investment for this project is expected to total approximately $50 million.

In addition, we are evaluating the potential for a large scale concentrator expansion at Cerro Verde. Reserve additions in recent years have provided opportunities to potentially more than double the existing facility’s capacity. A feasibility study is expected to be completed in the first half of 2011.

Other Matters. As reported in Note 14 of our report on Form 10-K for the year ended December 31, 2009, Cerro Verde was notified by SUNAT, the Peruvian national tax authority, of its intent to assess mining royalties related to the minerals processed by the Cerro Verde concentrator, which was added to Cerro Verde’s processing facilities in late 2006. In August 2009, Cerro Verde received a formal assessment approximating $50 million in connection with its alleged obligations for mining royalties and fines for the period from October 2006 through December 2007. In April 2010, SUNAT issued a ruling denying Cerro Verde’s protest of the assessment; Cerro Verde plans to appeal this decision. Also, in April 2010, Cerro Verde received a formal assessment approximating $40 million in royalties for the year 2008.

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

In April 2010, there was a major earthquake in Chile that resulted in significant damages in certain regions of the country. The Chilean government proposed a temporary increase in mining royalties to help fund reconstruction activities, but it was rejected by the Chilean congress in July 2010. We will continue to monitor the activity associated with these proposals and their potential impact on our financial results.

Operating Data. Following is summary operating data for our South America mining operations for the second quarters and first six months of 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Copper (millions of recoverable pounds)
Production	329	358	651	706
Sales	311	363	618	713
Average realized price per pound	$3.02	$2.22	$3.07	$2.10

Gold (thousands of recoverable ounces)
Production	20	24	39	47
Sales	20	25	39	48
Average realized price per ounce	$1,221	$928	$1,175	$915

Molybdenum (millions of recoverable pounds)
Productiona	1	–	3	1

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	247,400	260,200	251,600	255,400
Average copper ore grade (percent)	0.42	0.44	0.43	0.45
Copper production (millions of recoverable pounds)	130	141	263	278

Mill operations
Ore milled (metric tons per day)	187,100	186,300	183,600	184,400
Average ore grade (percent):b
Copper	0.62	0.67	0.62	0.68
Molybdenum	0.02	0.02	0.02	0.02
Copper recovery rate (percent)	89.9	90.2	89.5	89.6
Production (recoverable):
Copper (millions of pounds)	199	217	388	428
Gold (thousands of ounces)	20	24	39	47
Molybdenum (millions of pounds)	1	–	3	1

a.	Reflects by-product molybdenum production from our Cerro Verde copper mine. Sales of by-product molybdenum are reflected in the Molybdenum division.

b.	Average ore grades of gold produced at our South America mining operations rounds to less than 0.001 grams per metric ton.

Copper sales from our South America mining operations decreased to 311 million pounds in second-quarter 2010 and 618 million pounds for the first six months of 2010, compared with 363 million pounds in second-quarter 2009 and 713 million pounds for the first six months of 2009. These decreases primarily reflected lower ore grades at  Candelaria and timing of shipments at Cerro Verde.

Consolidated sales volumes from South America mining are expected to approximate 1.3 billion pounds of copper and 100 thousand ounces of gold for the year 2010, compared with 1.4 billion pounds of copper and 90 thousand ounces of gold in 2009. Projected copper sales volumes for 2010 are lower than 2009 primarily reflecting anticipated lower ore grades, principally at El Abra in connection with the depletion of the oxide ore resource and the transition to the sulfide deposit.

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

Gross Profit per Pound of Copper

The following tables summarize unit net cash costs and gross profit per pound of copper at the South America mining operations for the second quarters and first six months of 2010 and 2009. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had small amounts of molybdenum, gold and silver sales. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	By-Product	Co-Product	By-Product	Co-Product
	Method	Method	Method	Method
Revenues, excluding adjustments	$3.02	$3.02	$2.22	$2.22

Site production and delivery, before net noncash
and other costs shown below	1.22	1.14	1.00	0.95
By-product credits	(0.19)	–	(0.10)	–
Treatment charges	0.11	0.11	0.15	0.15
Unit net cash costs	1.14	1.25	1.05	1.10
Depreciation, depletion and amortization	0.19	0.18	0.19	0.19
Noncash and other costs, net	0.02	0.02	(0.01)	–
Total unit costs	1.35	1.45	1.23	1.29
Revenue adjustments, primarily for pricing on
prior period open sales	(0.37)	(0.37)	0.26	0.26
Other non-inventoriable costs	(0.02)	(0.02)	(0.02)	(0.01)
Gross profit per pound	$1.28	$1.18	$1.23	$1.18

Copper sales (millions of recoverable pounds)	311	311	363	363

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	By-Product	Co-Product	By-Product	Co-Product
	Method	Method	Method	Method
Revenues, excluding adjustments	$3.07	$3.07	$2.10	$2.10

Site production and delivery, before net noncash
and other costs shown below	1.21	1.14	1.00	0.94
By-product credits	(0.18)	–	(0.11)	–
Treatment charges	0.13	0.13	0.15	0.14
Unit net cash costs	1.16	1.27	1.04	1.08
Depreciation, depletion and amortization	0.19	0.18	0.19	0.18
Noncash and other costs, net	0.01	0.01	–	0.01
Total unit costs	1.36	1.46	1.23	1.27
Revenue adjustments, primarily for pricing on
prior period open sales	(0.03)	(0.03)	0.15	0.15
Other non-inventoriable costs	(0.02)	(0.02)	(0.03)	(0.02)
Gross profit per pound	$1.66	$1.56	$0.99	$0.96

Copper sales (millions of recoverable pounds)	618	618	713	713

Unit net cash costs (net of by-product credits) for our South America mining operations averaged $1.14 per pound of copper in second-quarter 2010 and $1.16 per pound of copper for the first six months of 2010, compared with

$1.05 per pound in second-quarter 2009 and $1.04 per pound for the first six months of 2009. The increase in unit net cash costs in the 2010 periods primarily reflected higher site production and delivery costs ($0.22 per pound for the quarter and $0.21 per pound for the six-month period) mostly associated with lower sales volumes. Partly offsetting higher site production and delivery costs were higher by-product credits ($0.09 per pound for the quarter and $0.07 per pound for the six-month period) primarily associated with higher gold and molybdenum prices, and lower treatment charges ($0.04 per pound for the quarter and $0.02 per pound for the six-month period).

Our South America mines have varying cost structures because of differences in ore grades and ore characteristics, processing costs, by-products and other factors. Assuming achievement of current 2010 sales volume and cost estimates, we estimate that average unit net cash costs (net of by-product credits) for our South America mining operations would approximate $1.18 per pound of copper in 2010, compared with $1.12 per pound in 2009.

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

We have established certain unincorporated joint ventures with Rio Tinto plc (Rio Tinto), under which Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver.

Development Activities. We have several projects in progress in the Grasberg minerals district, including development of the large-scale, high-grade underground ore bodies located beneath and adjacent to the Grasberg open pit. Based on current estimates, for the years 2010 to 2014 we expect aggregate expenditures for underground mine development in the Grasberg minerals district to average $525 million per year. These costs will be shared with Rio Tinto in accordance with our joint venture agreement. Considering the long-term nature and large size of these projects, actual costs could differ materially from these estimates.

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

The following discussion provides additional information on our current Indonesia mining projects, including the continued development of the Common Infrastructure project, the Grasberg Block Cave and Big Gossan underground mines, a further expansion of the Deep Ore Zone (DOZ) underground mine and development of the Deep Mill Level Zone (DMLZ) ore body.

Common Infrastructure and Grasberg Block Cave. In 2004, PT Freeport Indonesia commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system has reached the Big Gossan terminal and we are proceeding with development of the lower Big Gossan infrastructure. We have also advanced development of the Grasberg spur and have completed the tunneling required to reach the Grasberg underground ore body. During second-quarter 2010, we continued development of the Grasberg Block Cave terminal infrastructure and mine access. The DMLZ spur has reached the DMLZ terminal area and development continues on terminal infrastructure and mine access.

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

Based on the 2008 feasibility study, aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $3.6 billion, which are expected to be incurred between 2008 and 2021, with PT Freeport Indonesia’s share totaling approximately $3.4 billion. Aggregate project costs totaling $193 million have been incurred through June 30, 2010, of which $66 million was incurred during the first six months of 2010. Targeted production rates once the Grasberg Block Cave mining operation reaches full capacity are expected to approximate 160,000 metric tons of ore per day.

Big Gossan. The Big Gossan underground mine is a high-grade deposit located near PT Freeport Indonesia’s existing milling complex. The Big Gossan mine is being developed as an open-stope mine with backfill consisting of mill tailings and cement, an established mining methodology expected to be higher cost than the block-cave method used at the DOZ mine. Production is designed to ramp up to 7,000 metric tons of ore per day by late 2012 (equal to average annual aggregate incremental production of 125 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts). The aggregate capital investment for this project is currently estimated at approximately $535 million, of which $412 million has been incurred through June 30, 2010.

DOZ Expansion. In mid-2007, PT Freeport Indonesia completed an expansion of the DOZ underground operation to allow a sustained rate of 50,000 metric tons of ore per day. PT Freeport Indonesia’s further expansion of the DOZ mine to 80,000 metric tons of ore per day is complete. The capital cost for this expansion approximated $100 million, with PT Freeport Indonesia’s 60 percent share totaling approximately $60 million. The success of the development of the DOZ mine, one of the world’s largest underground mines, provides confidence in the future development of PT Freeport Indonesia’s large-scale undeveloped underground ore bodies.

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. The DMLZ feasibility study was completed in fourth-quarter 2009. We plan to mine the ore body using a block-cave method with production beginning in 2015, near completion of mining at the DOZ. Drilling efforts continue to determine the extent of this ore body. We continue to develop the Common Infrastructure project and tunnels from mill level. In 2009, we completed a portion of the spur to the DMLZ mine and reached the edge of the DMLZ terminal. Aggregate mine development capital costs for the DMLZ are expected to approximate $2.1 billion with PT Freeport Indonesia’s share totaling approximately $1.2 billion, which are expected to be incurred from 2009 to 2020. Aggregate project costs totaling $66 million have been incurred through June 30, 2010, including $41 million during the first six months of 2010. Targeted production rates once the DMLZ mining operation reaches full capacity are expected to approximate 80,000 metric tons of ore per day.

Other Matters. Since July 2009, there have been a series of shooting incidents along the road leading to our mining and milling operations at the Grasberg minerals district (there have been no shooting incidents since January 2010). In connection with these incidents there were three fatalities in July 2009, and there have been a number of injuries. The Indonesian government has responded with additional security forces and expressed a strong commitment to protect the safety of the community and our operations. The investigation of these matters is continuing, and we have taken precautionary measures, including limiting use of the road to secured convoys. Our mining and milling activities have continued uninterrupted; however, prolonged limitations on access to the road could adversely affect operations at the mine. See “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009, for further discussion of these matters.

Operating Data. Following is summary operating data for our Indonesia mining operations for the second quarters and first six months of 2010 and 2009:
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Consolidated Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	276	403	555	807
Sales	259	432	555	801
Average realized price per pound	$2.95	$2.24	$3.05	$2.06

Gold (thousands of recoverable ounces)
Production	294	778	723	1,348
Sales	276	811	734	1,332
Average realized price per ounce	$1,235	$932	$1,171	$919

100% Operating Data
Ore milled (metric tons per day):
Grasberg open pita	145,400	165,300	150,200	165,200
DOZ underground minea	78,000	72,400	78,500	72,400
Total	223,400	237,700	228,700	237,600
Average ore grade:
Copper (percent)	0.81	1.10	0.79	1.11
Gold (grams per metric ton)	0.63	1.51	0.75	1.32
Recovery rates (percent):
Copper	89.1	90.6	88.7	90.6
Gold	78.2	83.6	78.7	82.9
Production (recoverable):
Copper (millions of pounds)	305	457	613	913
Gold (thousands of ounces)	319	849	785	1,468

a.	Amounts represent the approximate average daily throughput processed at PT Freeport Indonesia’s mill facilities from each producing mine.

At the Grasberg mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production resulting in varying quarterly and annual sales of copper and gold. As expected, PT Freeport Indonesia’s share of sales decreased to 259 million pounds of copper and 276 thousand ounces of gold in second-quarter 2010 and 555 million pounds of copper and 734 thousand ounces of gold for the first six months of 2010, compared with 432 million pounds of copper and 811 thousand ounces of gold in second-quarter 2009 and 801 million pounds of copper and 1.3 million ounces of gold for the first six months of 2009, as a result of sequencing of mining in a lower ore-grade section of the Grasberg open pit.

Anticipated changes in ore grade throughout the year are expected to result in significant variability in quarterly volumes, with higher copper and gold grades expected beginning in fourth-quarter 2010. For the year 2010, PT Freeport Indonesia’s sales are expected to approximate 1.2 billion pounds of copper and 1.7 million ounces of gold, compared with 1.4 billion pounds of copper and 2.5 million ounces of gold in 2009.

In July 2010, we revised PT Freeport Indonesia’s mine plans to incorporate precautionary remedial activities and geotechnical considerations which will affect mining of a relatively high-grade section of the Grasberg open pit by deferring some production to later periods. These revised plans, which are subject to ongoing review and optimization, reflect timing differences and do not result in significant changes to reserves or ultimate production from the open pit.

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

Gross Profit per Pound of Copper/per Ounce of Gold

The following tables summarize the unit net cash costs (credits) and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the second quarters and first six months of 2010 and 2009. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	By-Product	Co-Product Method		By-Product	Co-Product Method
	Method	Copper	Gold	Method	Copper	Gold
Revenues, excluding adjustments	$2.95	$2.95	$1,235.26	$2.24	$2.24	$932.32

Site production and delivery, before net noncash
and other costs shown below	1.62	1.10	474.65	0.93	0.52	214.22
Gold and silver credits	(1.41)	–	–	(1.80)	–	–
Treatment charges	0.26	0.18	75.18	0.22	0.12	50.10
Royalty on metals	0.11	0.07	31.10	0.12	0.06	26.44
Unit net cash costs (credits)	0.58	1.35	580.93	(0.53)	0.70	290.76
Depreciation and amortization	0.22	0.15	63.62	0.18	0.10	41.45
Noncash and other costs, net	0.02	0.01	6.36	0.03	0.02	6.66
Total unit costs (credits)	0.82	1.51	650.91	(0.32)	0.82	338.87
Revenue adjustments, primarily for pricing on
prior period open sales	(0.42)	(0.42)	37.24	0.03	0.03	(4.04)
PT Smelting intercompany profit	0.06	0.04	18.86	(0.07)	(0.04)	(16.23)
Gross profit per pound/ounce	$1.77	$1.06	$640.45	$2.52	$1.41	$573.18

Copper sales (millions of recoverable pounds)	259	259		432	432
Gold sales (thousands of recoverable ounces)			276			811

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	By-Product	Co-Product Method		By-Product	Co-Product Method
	Method	Copper	Gold	Method	Copper	Gold
Revenues, excluding adjustments	$3.05	$3.05	$1,170.67	$2.06	$2.06	$919.28

Site production and delivery, before net noncash
and other costs shown below	1.58	1.03	397.55	0.92	0.52	233.90
Gold and silver credits	(1.61)	–	–	(1.58)	–	–
Treatment charges	0.24	0.16	60.53	0.21	0.12	53.44
Royalty on metals	0.11	0.08	28.90	0.09	0.05	23.48
Unit net cash costs (credits)	0.32	1.27	486.98	(0.36)	0.69	310.82
Depreciation and amortization	0.22	0.14	54.28	0.18	0.10	45.11
Noncash and other costs, net	0.04	0.03	10.91	0.03	0.02	7.99
Total unit costs (credits)	0.58	1.44	552.17	(0.15)	0.81	363.92
Revenue adjustments, primarily for pricing on
prior period open sales	(0.01)	(0.01)	1.82	0.07	0.07	4.12
PT Smelting intercompany profit	0.05	0.04	13.05	(0.05)	(0.03)	(11.81)
Gross profit per pound/ounce	$2.51	$1.64	$633.37	$2.23	$1.29	$547.67

Copper sales (millions of recoverable pounds)	555	555		801	801
Gold sales (thousands of recoverable ounces)			734			1,332

Because of the fixed nature of a large portion of PT Freeport Indonesia’s costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period. Unit net cash costs (net of gold and silver credits) for PT Freeport Indonesia averaged $0.58 per pound of copper in second-quarter 2010 and $0.32 per pound for the first six months of 2010, compared with net credits of $0.53 per pound in second-quarter 2009 and $0.36 per pound for the first six months of 2009. The increase in unit net cash costs in the 2010 periods primarily reflected higher site production and delivery costs ($0.69 per pound for the quarter and $0.66 per pound for the six-month period) mostly associated with lower copper sales volumes. The quarterly period was also impacted by lower gold credits ($0.39 per pound) as lower gold sales volumes more than offset higher gold prices.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

Because certain assets are depreciated on a straight-line basis, PT Freeport Indonesia’s unit depreciation rate varies with the level of copper production and sales.

Assuming achievement of current 2010 sales volume and cost estimates, and an average price of $1,200 per ounce of gold for the remainder of 2010, we estimate that average unit net cash costs for PT Freeport Indonesia (net of gold and silver credits) would approximate $0.14 per pound of copper in 2010, compared with a net credit of $0.49 per pound in 2009. Each $50 per ounce change in the average price of gold during the remainder of 2010 would have an approximate $0.04 per pound impact on PT Freeport Indonesia’s 2010 unit net cash costs.

Africa Mining
Africa mining includes the Tenke copper and cobalt mining concessions in the Katanga province of the DRC. We own an effective 57.75 percent interest in Tenke and are the operator of the project. The Tenke mine includes open-pit mining, leaching and SX/EW operations. Copper production from the Tenke mine is sold as copper cathode. In addition to copper, the Tenke mine produces cobalt hydroxide.

Operating and Development Activities. Construction activities for the initial development project were completed during 2009. Initial copper production commenced in late March 2009, and targeted copper production rates were achieved in September 2009. The cobalt and sulphuric acid plants were commissioned in third-quarter 2009. Start-up and quality issues continue to be addressed in the cobalt circuit and corrective actions will be implemented over the next several quarters. Based on the 10-year average of current design operations, Tenke expects to produce approximately 250 million pounds of copper and 18 million pounds of cobalt per year. However, higher grades of cobalt are expected to result in higher than average annual cobalt production in the initial years.

The milling facilities at Tenke, which were designed to produce at a capacity rate of 8,000 metric tons of ore per day, have been performing above capacity in recent months. Tenke is procuring additional equipment that will enable additional high-grade material to be mined and processed. As a result of these enhancements to the mine plan and an expected mill throughput rate of 10,000 metric tons of ore per day, we estimate the average annual copper production at Tenke will increase to approximately 290 million pounds of copper during 2011.

We continue to engage in drilling activities, exploration analyses and metallurgical testing to evaluate the potential of this highly prospective minerals district and expect Tenke’s reserves to increase significantly over time. These analyses are being incorporated in future plans to evaluate opportunities for expansion. We are completing studies to evaluate a second phase of the project, which would include optimizing the current plant and increasing capacity. Future expansions are subject to a number of factors, including economic and market conditions and the business and investment climate in the DRC.

Other Matters. We are continuing to work with the DRC government to resolve the ongoing contract review and a number of administrative disputes. We cannot predict the timing or the outcome of these matters. We believe that our mining contract is fair and equitable, complies with Congolese law and is enforceable without modifications. See “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009, for further discussion of these matters.

We are negotiating the labor agreement covering all national Tenke Fungurume employees, which came up for review in May 2010.

Operating Data. Following is summary operating data for our Africa mining operations for the second quarters and first six months of 2010 and 2009:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009a

Copper (millions of recoverable pounds)
Production	62	36		126	36
Sales	55	26		121	26
Average realized price per pound	$2.96	$2.20		$3.12	$2.20

Cobalt (millions of contained pounds)
Production	4	N/A	b	9	N/A	b
Sales	4	N/A	b	7	N/A	b
Average realized price per pound	$12.37	N/A	b	$11.91	N/A	b

Ore milled (metric tons per day)	8,800	6,800		9,200	6,300
Average ore grade (percent):
Copper	3.87	3.45		3.78	3.21
Cobalt	0.35	N/A	b	0.40	N/A	b
Copper recovery rate (percent)	90.7	92.1		91.2	92.1

a.	Represents results since March 2009.

b.	Comparative results for the 2009 periods have not been included as start up activities were still under way.

Consolidated sales volumes from Tenke are expected to approximate 250 million pounds of copper and 20 million pounds of cobalt for the year 2010, compared with 130 million pounds of copper and 3 million pounds of cobalt for 2009.

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

Gross Profit per Pound of Copper/per Pound of Cobalt

The following table summarizes the unit net cash costs and gross profit per pound of copper and cobalt at our Africa mining operation for the second quarter and first six months of 2010. Comparative information for the 2009 periods have not been included as start up activities were still under way. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
	By-Product		Co-Product Method		By-Product		Co-Product Method
	Method		Copper	Cobalt	Method		Copper	Cobalt
Revenues, excluding adjustments	$2.96		$2.96	$12.37	$3.12		$3.12	$11.91

Site production and delivery, before net noncash
and other costs shown below	1.27		1.15	6.63	1.32		1.25	5.73
Cobalt credits	(0.54	)a	–	–	(0.46	)a	–	–
Royalty on metals	0.06		0.05	0.20	0.07		0.05	0.21
Unit net cash costs	0.79		1.20	6.83	0.93		1.30	5.94
Depreciation, depletion and amortization	0.55		0.47	1.13	0.49		0.41	1.53
Noncash and other costs, net	0.04		0.03	0.08	0.03		0.03	0.09
Total unit costs	1.38		1.70	8.04	1.45		1.74	7.56
Revenue adjustments, primarily for pricing on
prior period open sales	(0.01)		(0.01)	0.35	–		–	0.51
Other non-inventoriable costs	(0.10)		(0.09)	(0.22)	(0.10)		(0.08)	(0.30)
Gross profit per pound	$1.47		$1.16	$4.46	$1.57		$1.30	$4.56

Copper sales (millions of recoverable pounds)	55		55		121		121
Cobalt sales (millions of contained pounds)				4				7

a.	Net of cobalt downstream processing and freight costs.

Unit net cash costs (net of cobalt credits) for Tenke averaged $0.79 per pound of copper in second-quarter 2010 and $0.93 per pound of copper for the first six months of 2010.

In July 2010, we updated our cost estimates for Tenke to incorporate changes in sulphuric acid consumption and input costs, transportation costs, and increased government fees and administrative costs associated with the complex nature of the operating environment in the DRC. Assuming achievement of 2010 sales volumes, our revised cost estimates and an average cobalt price of $12 per pound for the remainder of 2010 and the year 2011, we estimate that average unit net cash costs for Tenke (net of cobalt credits) would approximate $0.93 per pound of copper for 2010 and $0.80 per pound of copper for the year 2011. Each $2 per pound change in the average price of cobalt would have an approximate $0.10 per pound impact on Tenke’s unit net cash costs.

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

Operating and Development Activities. Beginning in fourth-quarter 2008, molybdenum markets were significantly affected by the downturn in global economic conditions, which resulted in the Henderson molybdenum mine operating at reduced rates throughout 2009. Improved market conditions have resulted in an increase in

Henderson’s rates to approximately 90 percent capacity. We will continue to review operating plans and adjust rates to reflect market conditions.

We are monitoring market conditions to determine the timing for completing construction activities associated with the Climax molybdenum project. The Climax mine would have an initial annual design capacity of 30 million pounds, with significant expansion options. We will continue activities in a controlled manner to advance the project so that we are prepared for commencement of production as market conditions improve. As of June 30, 2010, estimated remaining costs for the project approximated $500 million, including $60 million during the next several months to advance certain construction activities and provide flexibility in start-up timing options.

Operating Data. Following is summary operating data for the Molybdenum operations for the second quarters and first six months of 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Molybdenum (millions of recoverable pounds)
Productiona	11	6	20	13
Sales, excluding purchasesb	16	16	33	26
Average realized price per pound	$18.18	$10.11	$16.62	$10.65

Henderson molybdenum mine
Ore milled (metric tons per day)	22,800	11,700	23,000	13,400
Average molybdenum ore grade (percent)	0.25	0.27	0.24	0.25
Molybdenum production (millions of recoverable pounds)	11	6	20	13

a.	Reflects production at the Henderson molybdenum mine.

b.	Includes sales of molybdenum produced as a by-product at our North and South America copper mines.

Molybdenum sales volumes totaled 16 million pounds in second-quarter 2010 and 33 million pounds for the first six months of 2010, compared with 16 million pounds in second-quarter 2009 and 26 million pounds for the first six months of 2009. Higher molybdenum sales volumes in 2010 reflect improved demand in the chemical sector. Molybdenum sales volumes are expected to approximate 63 million pounds for the year 2010, of which approximately 30 million pounds represents by-product production from our North and South America copper mines, compared with 58 million pounds in 2009, of which 27 million pounds represented by-product production from our North and South America copper mines.

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

Gross Profit per Pound of Molybdenum

The following table summarizes the unit net cash costs and gross profit per pound of molybdenum at our Henderson molybdenum mine for the second quarters and first six months of 2010 and 2009. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009a	2010	2009a
Revenues, excluding adjustments	$17.36	$10.96	$16.06	$11.32

Site production and delivery, before net noncash
and other costs shown below	4.65	5.99	4.57	5.78
Treatment charges and other	1.08	1.10	1.08	1.09
Unit net cash costs	5.73	7.09	5.65	6.87
Depreciation, depletion and amortization	0.82	1.00	0.83	0.96
Noncash and other costs, net	0.02	0.07	0.03	0.05
Total unit costs	6.57	8.16	6.51	7.88
Gross profitb	$10.79	$2.80	$9.55	$3.44

Molybdenum sales (millions of recoverable pounds)c	11	6	20	13

a.	Revenues and costs were adjusted to include freight and downstream conversion costs in net cash costs; gross profit was not affected by these adjustments.

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

Henderson’s unit net cash costs decreased to $5.73 per pound of molybdenum in second-quarter 2010 and $5.65 for the first six months of 2010, compared with $7.09 per pound of molybdenum in second-quarter 2009 and $6.87 per pound for the first six months of 2009, primarily reflecting higher volumes. Assuming achievement of current 2010 sales volume estimates, we estimate that the 2010 average unit net cash costs for Henderson would approximate $6.25 per pound of molybdenum, compared with $6.52 per pound in 2009.

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

Atlantic Copper Smelting & Refining
Atlantic Copper, our wholly owned subsidiary located in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. Our Indonesia mining operation sells copper concentrate and our South America mining operations sell copper concentrate and copper cathode to Atlantic Copper. Through downstream integration, we are assured placement of a significant portion of our concentrate production. During the first half of 2010, Atlantic Copper purchased approximately 30 percent of its concentrate requirements from our Indonesia mining operation and approximately 20 percent from our South America mining operations.

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

Atlantic Copper had operating losses of $2 million in second-quarter 2010 and $13 million for the first six months of 2010, compared with $18 million in second-quarter 2009 and $29 million for the first six months of 2009. Lower operating losses for Atlantic Copper during the 2010 periods primarily reflected higher sulphuric acid and gold revenues associated with higher prices.

We defer recognizing profits on sales from our Indonesia and South America mining operations to Atlantic Copper and on 25 percent of our Indonesia mining sales to PT Smelting until final sales to third parties occur. Our net deferred profits on our Indonesia and the South America mining operations’ inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and noncontrolling interests totaled $137 million at December 31, 2009, $157 million at March 31, 2010, and $93 million at June 30, 2010. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions to net income attributable to FCX common stockholders totaling $20 million ($0.04 per share) in second-quarter 2010 and net reductions of $28 million ($0.06 per share) for the first six months of 2010, compared with net additions of $13 million ($0.03 per share) in second-quarter 2009 and net reductions of $3 million ($0.01 per share) for the first six months of 2009. We currently project intercompany sales will increase in third-quarter 2010, which would result in an increase in deferred profits in inventory and a corresponding decrease in net income. Quarterly variations in ore grades, the timing of intercompany shipments and changes in prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our production levels, production costs, cash payments for income taxes and interest, other working capital changes and other factors. As a result of weak economic conditions, we revised our operating plans at the end of 2008 and in early 2009 to protect liquidity while preserving our large mineral resources and growth options for the longer term. However, a strong operating performance and improved copper prices since the end of 2008 have enabled us to enhance our financial and liquidity position, reduce debt and reinstate cash dividends to shareholders, while maintaining our future growth opportunities. In addition, we have resumed certain project development activities at our mining operations (refer to “Operations” for further discussion). We view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy, and will continue to adjust our operating strategy as market conditions change.

Based on current mine plans and subject to future copper, gold and molybdenum prices, we expect estimated  operating cash flows for the year 2010 to be greater than our budgeted capital expenditures, expected debt payments, dividends, noncontrolling interest distributions and other cash requirements.

Cash and Cash Equivalents
At June 30, 2010, we had consolidated cash and cash equivalents of $3.0 billion. The following table reflects the U.S. and international components of consolidated cash and cash equivalents at June 30, 2010, and December 31, 2009 (in billions):

	June 30,	December 31,
	2010	2009
Cash at domestic companiesa	$1.0	$1.5
Cash at international operations	2.0	1.2
Total consolidated cash and cash equivalents	3.0	2.7
Less: Noncontrolling interests’ share	(0.6)	(0.3)
Cash, net of noncontrolling interests’ share	2.4	2.4
Less: Withholding taxes and other	(0.2)	(0.2)
Net cash available	$2.2	$2.2

a.	Includes cash at our parent company and North America operations.

Operating Activities
We generated operating cash flows totaling $2.9 billion for the first six months of 2010, including $107 million from working capital sources. Operating cash flows generated for the first six months of 2009 totaled $896 million, net of $926 million used for working capital requirements (which included approximately $600 million related to settlement of final pricing with customers on 2008 provisionally priced copper sales). Higher operating cash flows for the first six months of 2010, compared with the first six months of 2009, primarily reflected higher copper prices, partially offset by lower copper and gold sales volumes.

Refer to “Outlook” for further discussion of projected operating cash flows for the year 2010.

Investing Activities
Capital expenditures, including capitalized interest, decreased to $527 million for the first six months of 2010, compared with $894 million for the first six months of 2009, primarily reflecting the effects of lower capital spending for the Tenke Fungurume development project, for which construction activities were substantially complete by mid-2009.

Refer to “Outlook” for further discussion of projected capital expenditures for 2010.

Financing Activities
Debt and Equity Transactions. At June 30, 2010, total debt approximated $4.8 billion, and we had 470 million common shares outstanding.

On April 1, 2010, we redeemed all of our $1 billion of outstanding Senior Floating Rate Notes due 2015 for which holders received 101 percent of the principal amount together with accrued and unpaid interest. In addition, during the first six months of 2010, we made open-market purchases of $547 million of our 8.25% Senior Notes and 8.375% Senior Notes at a cost of $595 million. Refer to Note 6 for further discussion.

Since January 1, 2009, we have repaid approximately $2.6 billion in debt resulting in estimated annual interest savings of $172 million. We have no significant debt maturities in the near term; however, we may consider opportunities to prepay debt in advance of scheduled maturities.

We have revolving credit facilities available through March 2012, which are composed of a (i) $1.0 billion revolving credit facility available to FCX and (ii) $0.5 billion revolving credit facility available to both FCX and PT Freeport Indonesia. At June 30, 2010, we had no borrowings and $42 million of letters of credit issued under the facilities resulting in availability of approximately $1.5 billion ($958 million of which could be used for additional letters of credit). The revolving credit facilities contain restrictions on the amount available for dividend payments, purchases of our common stock and certain debt prepayments. However, these restrictions do not apply as long as availability under the revolvers plus domestic cash exceeds $750 million. At June 30, 2010, we had availability under the revolvers plus available domestic cash (as defined by the revolving credit facility) totaling approximately $3.1 billion.

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

We made no purchases under our open-market share purchase program during 2009 for the first six months of 2010. There are 23.7 million shares remaining under this program. The timing of future purchases of our common stock is dependent on many factors, including our operating results; cash flows and financial position; copper, gold and molybdenum prices; the price of our common shares; and general economic and market conditions.

Cash Dividends. The declaration and payment of dividends is at the discretion of our Board of Directors (the Board). The amount of our cash dividend on our common stock is dependent upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. Because of the deterioration in copper and molybdenum prices and in general economic conditions, in December 2008, the Board suspended the cash dividend on our common stock; accordingly, there were no common dividends paid for the first six months of 2009. In October 2009, the Board reinstated an annual cash dividend on our common stock of $0.60 per share ($0.15 per share quarterly), and in April 2010, authorized an increase in the annual cash dividend on common stock to $1.20 per share ($0.30 per share quarterly). For the first six months of 2010, common stock dividends paid totaled $130 million. On June 24, 2010, the Board declared a quarterly dividend of $0.30 per share, which was paid on August 1, 2010, to common shareholders of record at the close of business on July 15, 2010. The Board will continue to review our financial policy on an ongoing basis.

Preferred stock dividends paid totaled $95 million for the first six months of 2010 representing dividends on our 6¾% Mandatory Convertible Preferred Stock, and $120 million for the first six months of 2009 representing dividends on our 5½% Convertible Perpetual Preferred Stock and 6¾% Mandatory Convertible Preferred Stock. During second-quarter 2010, our 6¾% Mandatory Convertible Preferred Stock converted into 39 million shares of our common stock (refer to Note 6 for further discussion). In September 2009, we redeemed our 5½% Convertible Perpetual Preferred Stock in exchange for 18 million shares of our common stock. As a result of these transactions, we no longer have requirements to pay preferred dividends.

Cash dividends paid to noncontrolling interests totaled $145 million for the first six months of 2010, which reflected dividends paid to the noncontrolling interest owners of PT Freeport Indonesia and the South America mining operations. Cash dividends paid to noncontrolling interest totaled $63 million for the first six months of 2009, which reflected dividends paid to the noncontrolling interest owners of PT Freeport Indonesia.

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

We present gross profit per pound of copper using both a “by-product” method and a “co-product” method. We use the by-product method in our presentation of gross profit per pound of copper because (i) the majority of our revenues are copper revenues, (ii) we mine ore, which contains copper, gold, molybdenum and other metals, (iii) it is not possible to specifically assign all of our costs to revenues from the copper, gold, molybdenum and other metals we produce, (iv) it is the method used to compare mining operations in certain industry publications and
(v) it is the method used by our management and the Board to monitor operations. In the co-product method presentation below, shared costs are allocated to the different products based on their relative revenue values, which will vary to the extent our metals sales volumes and realized prices change.

In both the by-product and the co-product method calculations, we show adjustments to copper revenues for prior period open sales as separate line items. Because the copper pricing adjustments do not result from current period sales, we have reflected these separately from revenues on current period sales. Noncash and other costs consist of items such as stock-based compensation costs, LCM inventory adjustments, write-offs of equipment and/or unusual charges. They are removed from site production and delivery costs in the calculation of unit net cash costs. As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. Following are presentations under both the by-product and co-product methods together with reconciliations to amounts reported in our consolidated financial statements.

North America Copper Mines Product Revenues and Production Costs

Three Months Ended June 30, 2010
	By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenuma	Otherb	Total
Revenues, excluding adjustments	$925	$925	$104	$19	$1,048

Site production and delivery, before net noncash
and other costs shown below	421	376	51	9	436
By-product creditsa	(108)	–	–	–	–
Treatment charges	26	26	–	–	26
Net cash costs	339	402	51	9	462
Depreciation, depletion and amortization	66	62	3	1	66
Noncash and other costs, net	53	52	1	–	53
Total costs	458	516	55	10	581
Revenue adjustments, primarily for hedging	(1)	(1)	–	–	(1)
Idle facility and other non-inventoriable costs	(21)	(21)	–	–	(21)
Gross profit	$445	$387	$49	$9	$445

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,048	$436	$66
Net noncash and other costs per above	N/A	53	N/A
Treatment charges per above	N/A	26	N/A
Revenue adjustments, primarily for hedging per above	(1)	N/A	N/A
Idle facility and other non-inventoriable costs per above	N/A	21	N/A
Eliminations and other	(3)	1	5
North America copper mines	1,044	537	71
South America mining	849	389	59
Indonesia mining	927	427	57
Africa mining	207	96	30
Molybdenum	325	190	12
Rod & Refining	1,129	1,121	2
Atlantic Copper Smelting & Refining	616	605	9
Corporate, other & eliminations	(1,233)	(1,313)	9
As reported in FCX’s consolidated financial statements	$3,864	$2,052	$249

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Three Months Ended June 30, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenuma	Otherb	Total
Revenues, excluding adjustments	$615	$615	$60	$10	$685

Site production and delivery, before net noncash
and other costs shown below	350	318	38	6	362
By-product creditsa	(58)	–	–	–	–
Treatment charges	25	24	–	1	25
Net cash costs	317	342	38	7	387
Depreciation, depletion and amortization	60	57	3	–	60
Noncash and other costs, net	41	41	–	–	41
Total costs	418	440	41	7	488
Revenue adjustments, primarily for hedging	19	19	–	–	19
Idle facility and other non-inventoriable costs	(24)	(24)	–	–	(24)
Gross profit	$192	$170	$19	$3	$192

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$685	$362	$60
Net noncash and other costs per above	N/A	41	N/A
Treatment charges per above	N/A	25	N/A
Revenue adjustments, primarily for hedging per above	19	N/A	N/A
Idle facility and other non-inventoriable costs per above	N/A	24	N/A
Eliminations and other	(1)	9	4
North America copper mines	703	461	64
South America mining	884	366	69
Indonesia mining	1,610	415	78
Africa mining	57	92	14
Molybdenum	186	162	13
Rod & Refining	747	743	2
Atlantic Copper Smelting & Refining	415	419	9
Corporate, other & eliminations	(918)	(849)	7
As reported in FCX’s consolidated financial statements	$3,684	$1,809	$256

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2010
	By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenuma	Otherb	Total
Revenues, excluding adjustments	$1,890	$1,890	$181	$31	$2,102

Site production and delivery, before net noncash
and other costs shown below	802	725	92	14	831
By-product creditsa	(183)	–	–	–	–
Treatment charges	48	47	–	1	48
Net cash costs	667	772	92	15	879
Depreciation, depletion and amortization	144	136	7	1	144
Noncash and other costs, net	77	76	1	–	77
Total costs	888	984	100	16	1,100
Revenue adjustments, primarily for hedging	(2)	(2)	–	–	(2)
Idle facility and other non-inventoriable costs	(39)	(39)	–	–	(39)
Gross profit	$961	$865	$81	$15	$961

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$2,102	$831	$144
Net noncash and other costs per above	N/A	77	N/A
Treatment charges per above	N/A	48	N/A
Revenue adjustments, primarily for hedging per above	(2)	N/A	N/A
Idle facility and other non-inventoriable costs per above	N/A	39	N/A
Eliminations and other	(2)	6	9
North America copper mines	2,098	1,001	153
South America mining	1,918	765	120
Indonesia mining	2,386	902	120
Africa mining	456	206	60
Molybdenum	600	375	25
Rod & Refining	2,202	2,188	4
Atlantic Copper Smelting & Refining	1,249	1,233	19
Corporate, other & eliminations	(2,682)	(2,700)	19
As reported in FCX’s consolidated financial statements	$8,227	$3,970	$520

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper		Molybdenuma	Otherb	Total
Revenues, excluding adjustments	$1,095	$1,095		$119	$16	$1,230

Site production and delivery, before net noncash
and other costs shown below	746	696		64	8	768
By-product creditsa	(113)	–		–	–	–
Treatment charges	50	49		–	1	50
Net cash costs	683	745		64	9	818
Depreciation, depletion and amortization	131	126		4	1	131
Noncash and other costs, net	87	86		1	–	87
Total costs	901	957		69	10	1,036
Revenue adjustments, primarily for hedging	88	88		–	–	88
Idle facility and other non-inventoriable costs	(62)	(62)		–	–	(62)
Gross profit	$220	$164		$50	$6	$220

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$1,230	$768		$131
Net noncash and other costs per above	N/A	87		N/A
Treatment charges per above	N/A	50		N/A
Revenue adjustments, primarily for hedging per above	88	N/A		N/A
Idle facility and other non-inventoriable costs per above	N/A	62		N/A
Eliminations and other	3	47		8
North America copper mines	1,321	1,014		139
South America mining	1,586	733		134
Indonesia mining	2,732	765		143
Africa mining	57	108		17
Molybdenum	332	300	c	22
Rod & Refining	1,366	1,357		4
Atlantic Copper Smelting & Refining	707	712		17
Corporate, other & eliminations	(1,815)	(1,599)		12
As reported in FCX’s consolidated financial statements	$6,286	$3,390	c	$488

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

c.	Includes LCM molybdenum inventory adjustments totaling $19 million.

South America Mining Product Revenues and Production Costs

Three Months Ended June 30, 2010
	By-Product	Co-Product Method
(In millions)	Method	Copper	Other a	Total
Revenues, excluding adjustments	$936	$936	$60	$996

Site production and delivery, before net noncash
and other costs shown below	379	356	26	382
By-product credits	(57)	–	–	–
Treatment charges	33	33	–	33
Net cash costs	355	389	26	415
Depreciation, depletion and amortization	59	57	2	59
Noncash and other costs, net	5	4	1	5
Total costs	419	450	29	479
Revenue adjustments, primarily for pricing on prior
period open sales	(114)	(114)	–	(114)
Other non-inventoriable costs	(6)	(5)	(1)	(6)
Gross profit	$397	$367	$30	$397

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$996	$382	$59
Net noncash and other costs per above	N/A	5	N/A
Treatment charges per above	(33)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	(114)	N/A	N/A
Other non-inventoriable costs per above	N/A	6	N/A
Eliminations and other	–	(4)	–
South America mining	849	389	59
North America copper mines	1,044	537	71
Indonesia mining	927	427	57
Africa mining	207	96	30
Molybdenum	325	190	12
Rod & Refining	1,129	1,121	2
Atlantic Copper Smelting & Refining	616	605	9
Corporate, other & eliminations	(1,233)	(1,313)	9
As reported in FCX’s consolidated financial statements	$3,864	$2,052	$249

a.	Includes gold, silver and molybdenum product revenues and production costs.

South America Mining Product Revenues and Production Costs (continued)

Three Months Ended June 30, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper	Other a	Total
Revenues, excluding adjustments	$803	$803	$40	$843

Site production and delivery, before net noncash
and other costs shown below	364	346	19	365
By-product credits	(39)	–	–	–
Treatment charges	54	54	–	54
Net cash costs	379	400	19	419
Depreciation, depletion and amortization	69	67	2	69
Noncash and other costs, net	(2)	(1)	(1)	(2)
Total costs	446	466	20	486
Revenue adjustments, primarily for pricing on prior
period open sales	95	95	–	95
Other non-inventoriable costs	(8)	(5)	(3)	(8)
Gross profit	$444	$427	$17	$444

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$843	$365	$69
Net noncash and other costs per above	N/A	(2)	N/A
Treatment charges per above	(54)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	95	N/A	N/A
Other non-inventoriable costs per above	N/A	8	N/A
Eliminations and other	–	(5)	–
South America mining	884	366	69
North America copper mines	703	461	64
Indonesia mining	1,610	415	78
Africa mining	57	92	14
Molybdenum	186	162	13
Rod & Refining	747	743	2
Atlantic Copper Smelting & Refining	415	419	9
Corporate, other & eliminations	(918)	(849)	7
As reported in FCX’s consolidated financial statements	$3,684	$1,809	$256

a.	Includes gold, silver and molybdenum product revenues and production costs.

South America Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2010
	By-Product	Co-Product Method
(In millions)	Method	Copper	Other a	Total
Revenues, excluding adjustments	$1,898	$1,898	$116	$2,014

Site production and delivery, before net noncash
and other costs shown below	746	704	49	753
By-product credits	(108)	–	–	–
Treatment charges	80	80	–	80
Net cash costs	718	784	49	833
Depreciation, depletion and amortization	119	115	5	120
Noncash and other costs, net	7	6	1	7
Total costs	844	905	55	960
Revenue adjustments, primarily for pricing on prior
period open sales	(17)	(17)	–	(17)
Other non-inventoriable costs	(14)	(12)	(2)	(14)
Gross profit	$1,023	$964	$59	$1,023

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$2,014	$753	$120
Net noncash and other costs per above	N/A	7	N/A
Treatment charges per above	(80)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	(17)	N/A	N/A
Other non-inventoriable costs per above	N/A	14	N/A
Eliminations and other	1	(9)	–
South America mining	1,918	765	120
North America copper mines	2,098	1,001	153
Indonesia mining	2,386	902	120
Africa mining	456	206	60
Molybdenum	600	375	25
Rod & Refining	2,202	2,188	4
Atlantic Copper Smelting & Refining	1,249	1,233	19
Corporate, other & eliminations	(2,682)	(2,700)	19
As reported in FCX’s consolidated financial statements	$8,227	$3,970	$520

a.	Includes gold, silver and molybdenum product revenues and production costs.

South America Mining Product Revenues and Production Costs (continued)

Six Months Ended June 31, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper		Other a	Total
Revenues, excluding adjustments	$1,497	$1,497		$84	$1,581

Site production and delivery, before net noncash
and other costs shown below	716	669		53	722
By-product credits	(78)	–		–	–
Treatment charges	102	102		–	102
Net cash costs	740	771		53	824
Depreciation, depletion and amortization	134	129		5	134
Noncash and other costs, net	3	4		(1)	3
Total costs	877	904		57	961
Revenue adjustments, primarily for pricing on prior
period open sales	106	106		–	106
Other non-inventoriable costs	(17)	(13)		(4)	(17)
Gross profit	$709	$686		$23	$709

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$1,581	$722		$134
Net noncash and other costs per above	N/A	3		N/A
Treatment charges per above	(102)	N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	106	N/A		N/A
Other non-inventoriable costs per above	N/A	17		N/A
Eliminations and other	1	(9)		–
South America mining	1,586	733		134
North America copper mines	1,321	1,014		139
Indonesia mining	2,732	765		143
Africa mining	57	108		17
Molybdenum	332	300	b	22
Rod & Refining	1,366	1,357		4
Atlantic Copper Smelting & Refining	707	712		17
Corporate, other & eliminations	(1,815)	(1,599)		12
As reported in FCX’s consolidated financial statements	$6,286	$3,390	b	$488

a.	Includes gold, silver and molybdenum product revenues and production costs.

b.	Includes LCM molybdenum inventory adjustments totaling $19 million.

Indonesia Mining Product Revenues and Production Costs

Three Months Ended June 30, 2010
	By-Product	Co-Product Method
(In millions)	Method	Copper	Gold	Silver	Total
Revenues, excluding adjustments	$765	$765	$352	$14	$1,131

Site production and delivery, before net noncash
and other costs shown below	422	285	132	5	422
Gold and silver credits	(366)	–	–	–	–
Treatment charges	67	45	21	1	67
Royalty on metals	28	19	9	–	28
Net cash costs	151	349	162	6	517
Depreciation and amortization	57	38	17	2	57
Noncash and other costs, net	5	4	1	–	5
Total costs	213	391	180	8	579
Revenue adjustments, primarily for pricing on prior
period open sales	(109)	(109)	–	–	(109)
PT Smelting intercompany profit	17	11	5	1	17
Gross profit	$460	$276	$177	$7	$460

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,131	$422	$57
Net noncash and other costs per above	N/A	5	N/A
Treatment charges per above	(67)	N/A	N/A
Royalty on metals per above	(28)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	(109)	N/A	N/A
Indonesia mining	927	427	57
North America copper mines	1,044	537	71
South America mining	849	389	59
Africa mining	207	96	30
Molybdenum	325	190	12
Rod & Refining	1,129	1,121	2
Atlantic Copper Smelting & Refining	616	605	9
Corporate, other & eliminations	(1,233)	(1,313)	9
As reported in FCX’s consolidated financial statements	$3,864	$2,052	$249

Indonesia Mining Product Revenues and Production Costs (continued)

Three Months Ended June 30, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper	Gold	Silver	Total
Revenues, excluding adjustments	$966	$966	$753	$23	$1,742

Site production and delivery, before net noncash
and other costs shown below	401	223	172	6	401
Gold and silver credits	(776)	–	–	–	–
Treatment charges	94	53	40	1	94
Royalty on metals	49	28	21	–	49
Net cash (credits) costs	(232)	304	233	7	544
Depreciation and amortization	78	44	33	1	78
Noncash and other costs, net	14	7	7	–	14
Total (credits) costs	(140)	355	273	8	636
Revenue adjustments, primarily for pricing on prior
period open sales	11	11	–	–	11
PT Smelting intercompany loss	(30)	(17)	(12)	(1)	(30)
Gross profit	$1,087	$605	$468	$14	$1,087

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,742	$401	$78
Net noncash and other costs per above	N/A	14	N/A
Treatment charges per above	(94)	N/A	N/A
Royalty on metals per above	(49)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	11	N/A	N/A
Indonesia mining	1,610	415	78
North America copper mines	703	461	64
South America mining	884	366	69
Africa mining	57	92	14
Molybdenum	186	162	13
Rod & Refining	747	743	2
Atlantic Copper Smelting & Refining	415	419	9
Corporate, other & eliminations	(918)	(849)	7
As reported in FCX’s consolidated financial statements	$3,684	$1,809	$256

Indonesia Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2010
	By-Product	Co-Product Method
(In millions)	Method	Copper	Gold	Silver	Total
Revenues, excluding adjustments	$1,694	$1,694	$861	$35	$2,590

Site production and delivery, before net noncash
and other costs shown below	878	574	292	12	878
Gold and silver credits	(896)	–	–	–	–
Treatment charges	134	88	44	2	134
Royalty on metals	64	42	21	1	64
Net cash costs	180	704	357	15	1,076
Depreciation and amortization	120	78	40	2	120
Noncash and other costs, net	24	16	8	–	24
Total costs	324	798	405	17	1,220
Revenue adjustments, primarily for pricing on prior
period open sales	(6)	(6)	–	–	(6)
PT Smelting intercompany profit	29	19	9	1	29
Gross profit	$1,393	$909	$465	$19	$1,393

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$2,590	$878	$120
Net noncash and other costs per above	N/A	24	N/A
Treatment charges per above	(134)	N/A	N/A
Royalty on metals per above	(64)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	(6)	N/A	N/A
Indonesia mining	2,386	902	120
North America copper mines	2,098	1,001	153
South America mining	1,918	765	120
Africa mining	456	206	60
Molybdenum	600	375	25
Rod & Refining	2,202	2,188	4
Atlantic Copper Smelting & Refining	1,249	1,233	19
Corporate, other & eliminations	(2,682)	(2,700)	19
As reported in FCX’s consolidated financial statements	$8,227	$3,970	$520

Indonesia Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper		Gold	Silver	Total
Revenues, excluding adjustments	$1,650	$1,650		$1,230	$40	$2,920

Site production and delivery, before net noncash
and other costs shown below	740	418		312	10	740
Gold and silver credits	(1,270)	–		–	–	–
Treatment charges	169	96		71	2	169
Royalty on metals	74	42		31	1	74
Net cash (credits) costs	(287)	556		414	13	983
Depreciation and amortization	143	81		60	2	143
Noncash and other costs, net	25	14		11	–	25
Total (credits) costs	(119)	651		485	15	1,151
Revenue adjustments, primarily for pricing on prior
period open sales	55	55		–	–	55
PT Smelting intercompany loss	(37)	(21)		(15)	(1)	(37)
Gross profit	$1,787	$1,033		$730	$24	$1,787

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$2,920	$740		$143
Net noncash and other costs per above	N/A	25		N/A
Treatment charges per above	(169)	N/A		N/A
Royalty on metals per above	(74)	N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	55	N/A		N/A
Indonesia mining	2,732	765		143
North America copper mines	1,321	1,014		139
South America mining	1,586	733		134
Africa mining	57	108		17
Molybdenum	332	300	a	22
Rod & Refining	1,366	1,357		4
Atlantic Copper Smelting & Refining	707	712		17
Corporate, other & eliminations	(1,815)	(1,599)		12
As reported in FCX’s consolidated financial statements	$6,286	$3,390	a	$488

a.	Includes LCM molybdenum inventory adjustments totaling $19 million.

Africa Mining Product Revenues and Production Costs

Three Months Ended June 30, 2010
	By-Product		Co-Product Method
(In millions)	Method		Copper	Cobalt	Total
Revenues, excluding adjustments	$163		$163	$48	$211

Site production and delivery, before net noncash
and other costs shown below	70		64	24	88
Cobalt credits	(30	)a	–	–	–
Royalty on metals	3		2	1	3
Net cash costs	43		66	25	91
Depreciation, depletion and amortization	30		26	4	30
Noncash and other costs, net	3		2	1	3
Total costs	76		94	30	124
Revenue adjustments, primarily for pricing on prior
period open sales	–		–	–	–
Other non-inventoriable costs	(6)		(5)	(1)	(6)
Gross profit	$81		$64	$17	$81

Reconciliation to Amounts Reported
(In millions)				Depreciation,
			Production	Depletion and
	Revenues		and Delivery	Amortization
Totals presented above	$211		$88	$30
Net noncash and other costs per above	N/A		3	N/A
Royalty on metals per above	(3)		N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	–		N/A	N/A
Other non-inventoriable costs per above	N/A		6	N/A
Eliminations and other	(1)		(1)	–
Africa mining	207		96	30
North America copper mines	1,044		537	71
South America mining	849		389	59
Indonesia mining	927		427	57
Molybdenum	325		190	12
Rod & Refining	1,129		1,121	2
Atlantic Copper Smelting & Refining	616		605	9
Corporate, other & eliminations	(1,233)		(1,313)	9
As reported in FCX’s consolidated financial statements	$3,864		$2,052	$249

a.	Net of cobalt downstream processing and freight costs.

Africa Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2010
	By-Product		Co-Product Method
(In millions)	Method		Copper	Cobalt	Total
Revenues, excluding adjustments	$377		$377	$87	$464

Site production and delivery, before net noncash
and other costs shown below	160		151	40	191
Cobalt credits	(56	)a	–	–	–
Royalty on metals	8		7	1	8
Net cash costs	112		158	41	199
Depreciation, depletion and amortization	60		49	11	60
Noncash and other costs, net	4		3	1	4
Total costs	176		210	53	263
Revenue adjustments, primarily for pricing on prior
period open sales	–		–	–	–
Other non-inventoriable costs	(12)		(10)	(2)	(12)
Gross profit	$189		$157	$32	$189

Reconciliation to Amounts Reported
(In millions)				Depreciation,
			Production	Depletion and
	Revenues		and Delivery	Amortization
Totals presented above	$464		$191	$60
Net noncash and other costs per above	N/A		4	N/A
Royalty on metals per above	(8)		N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	–		N/A	N/A
Other non-inventoriable costs per above	N/A		12	N/A
Eliminations and other	–		(1)	–
Africa mining	456		206	60
North America copper mines	2,098		1,001	153
South America mining	1,918		765	120
Indonesia mining	2,386		902	120
Molybdenum	600		375	25
Rod & Refining	2,202		2,188	4
Atlantic Copper Smelting & Refining	1,249		1,233	19
Corporate, other & eliminations	(2,682)		(2,700)	19
As reported in FCX’s consolidated financial statements	$8,227		$3,970	$520

a.	Net of cobalt downstream processing and freight costs.

Henderson Molybdenum Mine Product Revenues and Production Costs

	Three Months Ended June 30,
(In millions)	2010	2009a
Revenues, excluding adjustments	$177	$62

Site production and delivery, before net noncash
and other costs shown below	48	34
Treatment charges and other	11	7
Net cash costs	59	41
Depreciation, depletion and amortization	8	6
Noncash and other costs, net	–	–
Total costs	67	47
Gross profitb	$110	$15

Reconciliation to Amounts Reported		Production	Depreciation,
(In millions)		and	Depletion and
	Revenues	Delivery	Amortization
Three Months Ended June 30, 2010
Totals presented above	$177	$48	$8
Treatment charges and other per above	(11)	N/A	N/A
Net noncash and other costs per above	N/A	–	N/A
Henderson mine	166	48	8
Other molybdenum operations and eliminationsc	159	142	4
Molybdenum	325	190	12
North America copper mines	1,044	537	71
South America mining	849	389	59
Indonesia mining	927	427	57
Africa mining	207	96	30
Rod & Refining	1,129	1,121	2
Atlantic Copper Smelting & Refining	616	605	9
Corporate, other & eliminations	(1,233)	(1,313)	9
As reported in FCX’s consolidated financial statements	$3,864	$2,052	$249

Three Months Ended June 30, 2009
Totals presented above	$62	$34	$6
Treatment charges and other per above	(7)	N/A	N/A
Net noncash and other costs per above	N/A	–	N/A
Henderson mine	55	34	6
Other molybdenum operations and eliminationsc	131	128	7
Molybdenum	186	162	13
North America copper mines	703	461	64
South America mining	884	366	69
Indonesia mining	1,610	415	78
Africa mining	57	92	14
Rod & Refining	747	743	2
Atlantic Copper Smelting & Refining	415	419	9
Corporate, other & eliminations	(918)	(849)	7
As reported in FCX’s consolidated financial statements	$3,684	$1,809	$256

a.	Revenues and costs were adjusted to include freight and downstream conversion costs in net cash costs; gross profit was not affected by these adjustments.

b.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum segment includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

c.	Primarily includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced as a by-product at our North and South America copper mines.

Henderson Molybdenum Mine Product Revenues and Production Costs (continued)

	Six Months Ended June 30,
(In millions)	2010	2009a
Revenues, excluding adjustments	$316	$139

Site production and delivery, before net noncash
and other costs shown below	90	71
Treatment charges and other	21	14
Net cash costs	111	85
Depreciation, depletion and amortization	16	12
Noncash and other costs, net	1	–
Total costs	128	97
Gross profitb	$188	$42

Reconciliation to Amounts Reported		Production		Depreciation,
(In millions)		and		Depletion and
	Revenues	Delivery		Amortization
Six Months Ended June 30, 2010
Totals presented above	$316	$90		$16
Treatment charges and other per above	(21)	N/A		N/A
Net noncash and other costs per above	N/A	1		N/A
Henderson mine	295	91		16
Other molybdenum operations and eliminationsc	305	284		9
Molybdenum	600	375		25
North America copper mines	2,098	1,001		153
South America mining	1,918	765		120
Indonesia mining	2,386	902		120
Africa mining	456	206		60
Rod & Refining	2,202	2,188		4
Atlantic Copper Smelting & Refining	1,249	1,233		19
Corporate, other & eliminations	(2,682)	(2,700)		19
As reported in FCX’s consolidated financial statements	$8,227	$3,970		$520

Six Months Ended June 30, 2009
Totals presented above	$139	$71		$12
Treatment charges and other per above	(14)	N/A		N/A
Net noncash and other costs per above	N/A	–		N/A
Henderson mine	125	71		12
Other molybdenum operations and eliminationsc	207	229	d	10
Molybdenum	332	300		22
North America copper mines	1,321	1,014		139
South America mining	1,586	733		134
Indonesia mining	2,732	765		143
Africa mining	57	108		17
Rod & Refining	1,366	1,357		4
Atlantic Copper Smelting & Refining	707	712		17
Corporate, other & eliminations	(1,815)	(1,599)		12
As reported in FCX’s consolidated financial statements	$6,286	$3,390	d	$488

a.	Revenues and costs were adjusted to include freight and downstream conversion costs in net cash costs; gross profit was not affected by these adjustments.

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

In making any forward looking statements, the person making them believes that the expectations are based on reasonable assumptions. We caution readers that those statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include commodity prices, mine sequencing, production rates, industry risks, regulatory changes, political risks, the potential effects of the recent violence in Indonesia, potential outcomes of the contract review process and resolution of administrative disputes in the DRC, weather-related risks, labor relations, environmental risks, litigation results, currency translation risks and other factors described in more detail under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2009.

Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made, including for example commodity prices, which we cannot control, and production volumes and costs, some aspects of which we may or may not be able to control. Further, during the quarter, we may make changes to our business plans that could or will affect our results for the quarter. We caution investors that we do not intend to update our forward-looking statements more frequently than quarterly, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes, and we undertake no obligation to update any forward-looking statements

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the six months ended June 30, 2010. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2009. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2 of this quarterly report on Form 10-Q; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2 of this quarterly report on Form 10-Q.

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

(b)
Changes in internal control. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Environmental Proceedings

Gilt Edge Mine Site.  On July 12, 2010, we received a letter from the United States (U.S.) Department of Justice, acting at the request of the U.S. Environmental Protection Agency, advising us that the U.S. is preparing to file suit in federal court against two of our wholly owned subsidiaries (Cyprus Mines Corporation and Cyprus Amax Minerals Company, Inc.) and several other parties for recovery of costs incurred or to be incurred by the U.S. in responding to the release or threatened release of hazardous substances at the Gilt Edge Mine Site in Lawrence County, South Dakota.  The letter stated that the U.S. will assert that the Cyprus entities are jointly and severally liable with the other parties for all response costs incurred by the U.S. at this site under the Comprehensive Environmental Response, Compensation and Liability Act.  The letter asserts that the U.S. has incurred approximately $91 million in response costs and will incur additional response costs in the future. We do not know whether the other parties could contribute materially to reimbursement of these response costs.

We have conducted a detailed investigation of this site and have concluded that the Cyprus entities were engaged only in a mineral exploration project and were not involved in the large-scale mining operation that left the site in its current condition.  We believe there is a reasonable basis for apportioning the response costs based on historical records of activities at the site, so that under recent federal case law the liability of the Cyprus entities should be proportional to the actual harm done, rather than joint and several, as the government asserts.  As a result, we intend to vigorously defend this matter if the government files suit.

Item 1A.  Risk Factors.

There have been no material changes to our risk factors during the six months ended June 30, 2010. For additional information on risk factors, refer to “Risk Factors” included in Part I, Item 1A of our report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information with respect to shares of FCX common stock purchased by us during the three months ended June 30, 2010:

			(c) Total Number of	(d) Maximum Number
	(a) Total Number	(b) Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchaseda	Per Share	Plans or Programsb	the Plans or Programsb
April 1-30, 2010	–	$–	–	23,685,500
May 1-31, 2010	–	$–	–	23,685,500
June 1-30, 2010	–	$–	–	23,685,500
Total	–	$–	–	23,685,500

a.	Consists of shares repurchased under FCX’s applicable stock incentive plans, which were repurchased to satisfy tax obligations on restricted stock awards and to cover the cost of option exercises.

b.	On July 21, 2008, our Board of Directors approved an increase in our open-market share purchase program for up to 30 million shares. This program does not have an expiration date.

Item 6.  Exhibits.

The exhibits to this report are listed in the Exhibit Index beginning on Page E-1 hereof.

FREEPORT-McMoRan COPPER & GOLD INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREEPORT-McMoRan COPPER & GOLD INC.

By:          /s/ C. Donald Whitmire, Jr.
C. Donald Whitmire, Jr.
Vice President and
Controller – Financial Reporting
(authorized signatory and
Principal Accounting Officer)

Date:  August 6, 2010

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of FCX.	X
3.2	Amended and Restated By-Laws of FCX, as amended through February 2, 2010.		8-K	001-11307-01	02/05/2010
10.1*	FCX Amended and Restated 2006 Stock Incentive Plan.		8-K	001-11307-01	6/14/2010
10.2*	Form of Notice of Grant of Nonqualified Stock Options and Restricted Stock Units under the 2006 Stock Incentive Plan.		8-K	001-11307-01	6/14/2010
10.3*	FCX 2004 Director Compensation Plan, as amended and restated.	X
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

*  Indicates management contract or compensatory plan or arrangement.

E-1