Form 10-Q
period 2010-09-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2010-11-05
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Large accelerated filer ☑                                                              Accelerated filer  ☐                                 Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes ☑ No

On October 29, 2010, there were issued and outstanding 470,879,306 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

FREEPORT-McMoRan COPPER & GOLD INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2010	2009
	(In Millions)

ASSETS
Current assets:
Cash and cash equivalents	$3,720	$2,656
Trade accounts receivable	1,860	1,517
Other accounts receivable	255	286
Inventories:
Product	1,127	1,110
Materials and supplies, net	1,108	1,093
Mill and leach stockpiles	800	667
Other current assets	208	104
Total current assets	9,078	7,433
Property, plant, equipment and development costs, net	16,461	16,195
Long-term mill and leach stockpiles	1,395	1,321
Intangible assets, net	330	347
Other assets	687	700
Total assets	$27,951	$25,996

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,404	$2,038
Accrued income taxes	356	474
Current portion of reclamation and environmental obligations	193	214
Dividends payable	143	99
Current portion of long-term debt and short-term borrowings	98	16
Rio Tinto share of joint venture cash flows	78	161
Total current liabilities	3,272	3,002
Long-term debt, less current portion	4,681	6,330
Deferred income taxes	2,846	2,503
Reclamation and environmental obligations, less current portion	2,045	1,981
Other liabilities	1,386	1,423
Total liabilities	14,230	15,239
Equity:
FCX stockholders’ equity:
6¾% Mandatory Convertible Preferred Stock	–	2,875
Common stock	59	55
Capital in excess of par value	18,662	15,680
Accumulated deficit	(3,429)	(5,805)
Accumulated other comprehensive loss	(263)	(273)
Common stock held in treasury	(3,433)	(3,413)
Total FCX stockholders’ equity	11,596	9,119
Noncontrolling interests	2,125	1,638
Total equity	13,721	10,757
Total liabilities and equity	$27,951	$25,996

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

	(In Millions, Except Per Share Amounts)

Revenues	$5,152	$4,144	$13,379	$10,430
Cost of sales:
Production and delivery	2,269	1,715	6,239	5,086
Depreciation, depletion and amortization	268	252	788	740
Lower of cost or market inventory adjustments	–	–	–	19
Total cost of sales	2,537	1,967	7,027	5,845
Selling, general and administrative expenses	81	74	277	225
Exploration and research expenses	35	19	104	73
Restructuring and other charges	–	–	–	23
Total costs and expenses	2,653	2,060	7,408	6,166
Operating income	2,499	2,084	5,971	4,264
Interest expense, net	(103)	(162)	(370)	(451)
Losses on early extinguishment of debt	–	(31)	(77)	(31)
Other income (expense), net	(19)	(7)	2	(24)
Income before income taxes and equity in
affiliated companies’ net earnings	2,377	1,884	5,526	3,758
Provision for income taxes	(845)	(684)	(1,956)	(1,557)
Equity in affiliated companies’ net earnings	1	3	10	21
Net income	1,533	1,203	3,580	2,222
Net income attributable to noncontrolling interests	(355)	(224)	(793)	(492)
Preferred dividends	–	(54)	(63)	(174)
Net income attributable to FCX common
stockholders	$1,178	$925	$2,724	$1,556

Net income per share attributable to
FCX common stockholders:
Basic	$2.50	$2.23	$6.01	$3.80
Diluted	$2.49	$2.07	$5.88	$3.70

Weighted-average common shares outstanding:
Basic	471	416	453	409
Diluted	474	472	474	428

Dividends declared per share of common stock	$0.30	$–	$0.75	$–

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(In Millions)

Cash flow from operating activities:
Net income	$3,580	$2,222
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	788	740
Lower of cost or market inventory adjustments	–	19
Stock-based compensation	93	75
Charges for reclamation and environmental obligations, including accretion	117	150
Payments of reclamation and environmental obligations	(139)	(76)
Losses on early extinguishment of debt	77	31
Deferred income taxes	252	(32)
Intercompany profit on PT Freeport Indonesia sales to PT Smelting	3	47
Increase in long-term mill and leach stockpiles	(73)	(68)
Changes in other assets and liabilities	16	136
Other, net	33	53
(Increases) decreases in working capital:
Accounts receivable	(391)	(754)
Inventories, and mill and leach stockpiles	(189)	(176)
Other current assets	(13)	88
Accounts payable and accrued liabilities	156	(518)
Accrued income and other taxes	(92)	913
Net cash provided by operating activities	4,218	2,850

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(140)	(121)
South America	(283)	(129)
Indonesia	(311)	(186)
Africa	(59)	(577)
Other	(84)	(125)
Proceeds from the sale of assets and other, net	20	(8)
Net cash used in investing activities	(857)	(1,146)

Cash flow from financing activities:
Net proceeds from sale of common stock	–	740
Proceeds from debt	52	307
Repayments of debt	(1,678)	(1,066)
Cash dividends and distributions paid:
Common stock	(272)	–
Preferred stock	(95)	(181)
Noncontrolling interests	(330)	(149)
Contributions from noncontrolling interests	24	54
Net payments for stock-based awards	(3)	(9)
Excess tax benefit from stock-based awards	5	2
Other	–	(5)
Net cash used in financing activities	(2,297)	(307)

Net increase in cash and cash equivalents	1,064	1,397
Cash and cash equivalents at beginning of year	2,656	872
Cash and cash equivalents at end of period	$3,720	$2,269

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	FCX Stockholders’ Equity
	Mandatory						Accumu-
	Convertible						lated	Common Stock		Total
	Preferred Stock		Common Stock				Other	Held in Treasury		FCX
	Number		Number		Capital in	Accumu-	Compre-	Number		Stock-	Non-
	of	At Par	of	At Par	Excess of	lated	hensive	of	At	holders’	controlling	Total
	Shares	Value	Shares	Value	Par Value	Deficit	Loss	Shares	Cost	Equity	Interests	Equity
	(In Millions)

Balance at December 31, 2009	29	$2,875	552	$55	$15,680	$(5,805)	$(273)	122	$(3,413)	$9,119	$1,638	$10,757
Conversions of 6¾% Mandatory
Convertible Preferred Stock	(29)	(2,875)	39	4	2,871	–	–	–	–	–	–	–
Conversions of 7% Convertible
Senior Notes	–	–	–	–	1	–	–	–	–	1	–	1
Exercised and issued stock-based
awards	–	–	2	–	17	–	–	–	–	17	–	17
Stock-based compensation	–	–	–	–	92	–	–	–	–	92	–	92
Tax benefit for stock-based awards	–	–	–	–	1	–	–	–	–	1	–	1
Tender of shares for stock-based
awards	–	–	–	–	–	–	–	–	(20)	(20)	–	(20)
Dividends on common stock	–	–	–	–	–	(348)	–	–	–	(348)	–	(348)
Dividends on preferred stock	–	–	–	–	–	(63)	–	–	–	(63)	–	(63)
Dividends and distributions to
noncontrolling interests	–	–	–	–	–	–	–	–	–	–	(330)	(330)
Contributions from noncontrolling
interests	–	–	–	–	–	–	–	–	–	–	24	24
Comprehensive income:
Net income	–	–	–	–	–	2,787	–	–	–	2,787	793	3,580
Other comprehensive income,
net of taxes:
Unrealized losses on securities	–	–	–	–	–	–	(1)	–	–	(1)	–	(1)
Translation adjustment	–	–	–	–	–	–	1	–	–	1	–	1
Defined benefit plans:
Amortization of unrecognized
amounts	–	–	–	–	–	–	10	–	–	10	–	10
Other comprehensive income	–	–	–	–	–	–	10	–	–	10	–	10
Total comprehensive income	–	–	–	–	–	–	–	–	–	2,797	793	3,590
Balance at September 30, 2010	–	$–	593	$59	$18,662	$(3,429)	$(263)	122	$(3,433)	$11,596	$2,125	$13,721

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Copper & Gold Inc.’s (FCX) consolidated financial statements and notes contained in its 2009 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month and nine-month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2.	EARNINGS PER SHARE
FCX’s basic net income per share of common stock was calculated by dividing net income attributable to common stock by the weighted-average shares of common stock outstanding during the period. Following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010		2009
Net income	$1,533	$1,203	$3,580		$2,222
Net income attributable to noncontrolling interests	(355)	(224)	(793)		(492)
Preferred dividends	–	(54)	(63)		(174)
Net income attributable to FCX common stockholders	1,178	925	2,724		1,556
Plus income impact of assumed conversion of:
6¾% Mandatory Convertible Preferred Stocka	–	48	63		–	b
5½% Convertible Perpetual Preferred Stockc	–	5	–		28
Diluted net income attributable to FCX common
stockholders	$1,178	$978	$2,787		$1,584

Weighted-average shares of common stock outstanding	471	416	453		409
Add stock issuable upon conversion, exercise or
vesting of:
6¾% Mandatory Convertible Preferred Stocka	–	39	17		–	b
5½% Convertible Perpetual Preferred Stockc	–	14	–		17
Dilutive stock options	2	2	3	d	1
Restricted stock	1	1	1		1
Weighted-average shares of common stock outstanding
for purposes of calculating diluted net income per share	474	472	474		428

Diluted net income per share attributable to
FCX common stockholders	$2.49	$2.07	$5.88		$3.70

a.
All outstanding 6¾% Mandatory Convertible Preferred Stock automatically converted on May 1, 2010, into FCX common stock at a conversion rate of 1.3716 shares of FCX common stock (refer to Note 6 for further discussion).

b.
Preferred dividends of $146 million and additional shares of FCX common stock of approximately 39 million shares for the 6¾% Mandatory Convertible Preferred Stock were excluded for the nine months ended September 30, 2009, because they were anti-dilutive.

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

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period also are excluded from the computation of diluted net income per share of common stock. Excluded amounts were approximately nine million stock options with a weighted-average exercise price of $75.56 for third-quarter 2010 and approximately seven million stock options with a weighted-average exercise price of $76.64 for the nine months ended September 30, 2010. Stock options for approximately seven million shares with a weighted-average exercise price of $75.58 were excluded for third-quarter 2009, and stock options for approximately eight million shares with a weighted-average exercise price of $71.37 were excluded for the nine months ended September 30, 2009.

3.	PENSION AND POSTRETIREMENT BENEFITS
The components of net periodic benefit costs for pension and postretirement benefits follow (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$8	$8	$26	$25
Interest cost	27	28	80	83
Expected return on plan assets	(23)	(19)	(70)	(59)
Amortization of net actuarial loss	6	7	17	22
Curtailments	–	–	–	(4)
Special retirement benefits	–	3	–	(2)
Net periodic benefit costs	$18	$27	$53	$65

Net periodic benefit costs decreased by $9 million in third-quarter 2010, compared with third-quarter 2009, mainly as a result of an increase in the expected return on plan assets ($4 million) primarily because of the 2009 gains on plan assets as well as the absence of the 2009 special retirement benefits ($3 million).

Net periodic benefit costs decreased by $12 million in the first nine months of 2010, compared with the first nine months of 2009, mainly as a result of an increase in the expected return on plan assets ($11 million), a decrease in the amortization of actuarial losses ($5 million) primarily because of the 2009 gains on plan assets and the absence of the third-quarter 2009 special retirement benefits ($3 million). These decreases were partially offset by the absence of the first-quarter 2009 gains on special retirement benefits and curtailments ($9 million) caused by workforce reductions in connection with the fourth-quarter 2008 and first-quarter 2009 revised mine operating plans.

4.	INVENTORIES, AND MILL AND LEACH STOCKPILES
The components of inventories follow (in millions):

	September 30,	December 31,
	2010	2009
Mining Operations:
Raw materials	$1	$1
Work-in-process	88	108
Finished goodsa	583	588
Atlantic Copper, S.A. (Atlantic Copper):
Raw materials (concentrates)	275	171
Work-in-process	178	227
Finished goods	2	15
Total product inventories	1,127	1,110
Total materials and supplies, netb	1,108	1,093
Total inventories	$2,235	$2,203

a.	Primarily includes molybdenum and copper concentrates, anodes, cathodes and rod.

b.	Materials and supplies inventory is net of obsolescence reserves totaling $28 million at September 30, 2010, and $21 million at December 31, 2009.

A summary of mill and leach stockpiles follows (in millions):

	September 30,	December 31,
	2010	2009
Current:
Mill stockpiles	$46	$46
Leach stockpiles	754	621
Total current mill and leach stockpiles	$800	$667

Long-terma:
Mill stockpiles	$464	$442
Leach stockpiles	931	879
Total long-term mill and leach stockpiles	$1,395	$1,321

a.	Metals in stockpiles not expected to be recovered within the next 12 months.

FCX recorded charges for lower of cost or market (LCM) molybdenum inventory adjustments totaling $19 million ($15 million to net income attributable to FCX common stockholders or $0.04 per diluted share) for the first nine months of 2009 resulting from lower molybdenum prices.

5.	INCOME TAXES
FCX’s income tax provision for the 2010 periods resulted from taxes on international operations ($772 million for the third quarter and $1.8 billion for the first nine months) and U.S. operations ($73 million for the third quarter and $205 million for the first nine months). FCX’s consolidated effective income tax rate was 35 percent for the first nine months of 2010.

FCX’s income tax provision for the 2009 periods resulted from taxes on international operations ($660 million for the third quarter and $1.5 billion for the first nine months) and U.S. operations ($24 million for the third quarter and $29 million for the first nine months). During the first nine months of 2009, FCX did not record a benefit for losses generated in the U.S., and those losses could not be used to offset income generated from international operations. These factors combined with the high proportion of income earned in Indonesia, which was taxed at an effective tax rate of 43 percent, caused FCX’s consolidated effective income tax rate of 41 percent for the first nine months of 2009 to be higher than the U.S. federal statutory rate of 35 percent.

6.	DEBT AND EQUITY TRANSACTIONS
During the first nine months of 2010, FCX purchased in the open market $218 million of its 8.25% Senior Notes for $237 million and $329 million of its 8.375% Senior Notes for $358 million, which resulted in losses on early extinguishment of debt totaling $55 million ($48 million to net income attributable to FCX common stockholders or $0.10 per diluted share).

On April 1, 2010, FCX redeemed all of its $1.0 billion of outstanding Senior Floating Rates Notes due 2015 for which holders received 101 percent of the principal amount together with accrued and unpaid interest. As a result of this redemption, FCX recorded a loss on early extinguishment of debt totaling $22 million ($19 million to net income attributable to FCX common stockholders or $0.04 per diluted share) for the first nine months of 2010.

Consolidated interest expense (before capitalization) totaled $126 million in third-quarter 2010, $172 million in third-quarter 2009, $409 million for the first nine months of 2010 and $520 million for the first nine months of 2009. Capitalized interest expense totaled $23 million in third-quarter 2010, $10 million in third-quarter 2009, $39 million for the first nine months of 2010 and $69 million for the first nine months of 2009. Lower capitalized interest in the first nine months of 2010 compared to the first nine months of 2009 primarily reflects the completion of development activities for the initial project at FCX’s Tenke Fungurume mine, which commenced initial copper production in March 2009.

During April 2010, holders of FCX’s 6¾% Mandatory Convertible Preferred Stock elected to convert 787,158 preferred shares into 1,079,615 shares of FCX common stock (conversion rate equal to 1.3716 shares of FCX common stock). On May 1, 2010, the remaining 27,504,512 shares of FCX’s 6¾% Mandatory Convertible Preferred Stock were automatically converted into 37,725,139 shares of FCX common stock (conversion rate equal to 1.3716 shares of FCX common stock). For the first nine months of 2010, a total of 28,749,560 outstanding shares of FCX’s 6¾% Mandatory Convertible Preferred Stock were converted into 39,432,793 shares of FCX common stock (conversion rate equal to 1.3716 shares of FCX common stock).

In April 2010, FCX’s Board of Directors (Board) authorized an increase in the annual cash dividend on its common stock from $0.60 per share to $1.20 per share. On September 29, 2010, FCX declared a quarterly dividend of $0.30 per share, which was paid on November 1, 2010, to common shareholders of record at the close of business on October 15, 2010.

During third-quarter 2009 and the first nine months of 2009, FCX purchased in the open market $99 million of its 8.25% Senior Notes for $107 million and $92 million of its 8.375% Senior Notes for $99 million. Additionally, FCX redeemed $340 million of its 6⅞% Senior Notes for $352 million (plus accrued and unpaid interest). These transactions resulted in losses on early extinguishment of debt totaling $31 million ($28 million to net income attributable to FCX common stockholders or $0.06 per diluted share for third-quarter 2009 and $0.07 per diluted share for the first nine months of 2009).

Total comprehensive income attributable to FCX common stockholders totaled $1,183 million in third-quarter 2010, $986 million in third-quarter 2009, $2,797 million for the first nine months of 2010 and $1,811 million (including a $61 million gain related to the remeasurement of certain defined benefit plans during the first quarter of 2009) for the first nine months of 2009.

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

A summary of unrealized gains (losses) recognized in income before income taxes and equity in affiliated companies’ net earnings for derivative financial instruments that are designated and qualify as fair value hedge transactions, along with the unrealized (losses) gains on the related hedged item (firm sales commitments) follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Commodity contracts:
Freeport-McMoRan Corporation’s (FMC)
copper futures and swap contractsa
Derivative financial instruments	$19	$1	$1	$8
Hedged item	(19)	(1)	(1)	(8)

a.	Amounts recorded in revenues.

FCX realized gains, which are recorded in revenues, of $15 million during third-quarter 2010, $18 million during third-quarter 2009, $16 million during the first nine months of 2010 and $36 million during the first nine months of 2009 from matured derivative financial instruments that qualified for hedge accounting.

A summary of the realized and unrealized gains (losses) recognized in income before income taxes and equity in affiliated companies’ net earnings for derivative financial instruments, including embedded derivatives, which do not qualify as hedge transactions follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Commodity contracts:
Embedded derivatives in provisional sales contractsa	$376	$421	$177	$1,017
Embedded derivatives in provisional purchase
contractsb	–	(4)	(1)	(5)
PT Freeport Indonesia’s copper forward contractsa	–	(7)	–	(104)
Atlantic Copper’s copper forward contractsb	(10)	–	(8)	4
FMC’s copper futures and swap contractsa	1	12	–	61

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

A summary of the fair values of unsettled derivative financial instruments recorded on the consolidated balance sheets follows (in millions):

	September 30,	December 31,
	2010	2009
Derivatives designated as hedging instruments
Commodity contracts:
FMC’s copper futures and swap contracts:
Asset positiona	$12	$11

Derivatives not designated as hedging instruments
Commodity contracts:
Embedded derivatives in provisional sales/purchases contracts:b
Asset position	$252	$235
Liability position	(97)	(70)
Atlantic Copper’s copper forward contracts:
Asset positiona	1	1
FMC’s copper futures and swap contracts:c
Asset positiona	–	2

a.	Amounts recorded in other current assets.

b.	Amounts recorded either as a net accounts receivable or a net accounts payable.

c.	At September 30, 2010, and December 31, 2009, FCX had received $6 million from brokers associated with margin requirements (recorded in accounts payable and accrued liabilities).

Commodity Contracts.  From time to time, FCX has entered into forward, futures and swap contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of September 30, 2010, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative commodity contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FMC’s U.S. copper rod customers request a fixed market price instead of the New York Mercantile Exchange (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures and swap contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in FCX receiving the COMEX average copper price in the month of shipment. Hedge gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the three-month and nine-month periods ended September 30, 2010 and 2009, resulting from hedge ineffectiveness. At September 30, 2010, FCX held copper futures and swap contracts that qualified for hedge accounting for 34 million pounds at an average price of $3.29 per pound, with maturities through October 2011.

Derivatives Not Designated as Hedging Instruments
Embedded derivatives and derivative financial instruments that do not meet the criteria to qualify for hedge accounting are discussed below.

Embedded Derivatives. As described in Note 1 to FCX’s 2009 Annual Report on Form 10-K under “Revenue Recognition,” certain FCX copper concentrate, copper cathode and gold sales contracts provide for provisional pricing primarily based on London Metal Exchange (LME), COMEX or London Bullion Market Association prices at the time of shipment as specified in the contract. Similarly, FCX purchases copper and molybdenum under contracts that provide for provisional pricing (molybdenum purchases are generally based on an average Metals Week Molybdenum Oxide price). FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host sales agreements since the contracts do not allow for net settlement and always result in physical delivery. Sales and purchases with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism that is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale or purchase of the metals contained in the concentrates or cathodes at the then-current LME or COMEX price (copper), London Bullion Market Association price (gold) or the average Metals Week Molybdenum Oxide price (molybdenum) as defined in the contract. Mark-to-market price fluctuations recorded through the settlement date are reflected in revenues for sales contracts and in cost of sales as production and delivery costs for purchase contracts. A summary of FCX’s embedded derivatives at September 30, 2010, follows:

		Average Price
	Open	Per Unit		Maturities
	Positions	Contract	Market	Through
Embedded derivatives in provisional
sales contracts:
Copper (millions of pounds)	622	$3.25	$3.63	February 2011
Gold (thousands of ounces)	230	1,240	1,310	December 2010
Embedded derivatives in provisional
purchase contracts:
Copper (millions of pounds)	266	3.27	3.63	December 2010
Molybdenum (thousands of pounds)	238	14.59	14.69	October 2010

Copper Forward Contracts. Atlantic Copper enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At September 30, 2010, Atlantic Copper held net forward copper purchases contracts for eight million pounds at an average price of $3.58 per pound, with maturities through November 2010.

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

Copper Futures and Swap Contracts. In addition to the contracts discussed above that qualify for fair value hedge accounting, FCX also has similar contracts with FMC’s U.S. copper rod customers that do not qualify for hedge accounting because of certain terms in the sales contracts. Gains and losses for these economic hedge transactions are recorded in revenues. At September 30, 2010, FCX held copper futures and swap contracts for less than 0.5 million pounds at an average price of $2.95 per pound, with maturities through December 2010.

Foreign Currency Exchange Contracts.  As a global company, FCX transacts business in many countries and in many currencies. Foreign currency transactions at FCX’s international subsidiaries increase its risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. FCX may hedge or protect its international subsidiaries’ foreign currency transactions from time to time by entering into forward exchange contracts to lock in or minimize the effects of fluctuations in exchange rates. FCX had no outstanding foreign currency exchange contracts at September 30, 2010.

Interest Rate Swap Contracts.  From time to time, FCX or its subsidiaries may enter into interest rate swaps to manage its exposure to interest rate changes and to achieve a desired proportion of fixed-rate versus floating-rate debt based on current and projected market conditions. FCX may enter into interest rate swap contracts to lock in an interest rate considered to be favorable in order to protect against its exposure to variability in future interest payments attributable to increases in interest rates of the designated floating-rate debt. In some situations, FCX may enter into fixed-to-floating interest rate swap contracts to protect against changes in the fair value of the underlying fixed-rate debt that result from market interest rate changes and to take advantage of lower interest rates. FCX had no outstanding interest rate swap contracts at September 30, 2010.

Credit Risk.  FCX is exposed to counterparty risk when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize this risk, FCX uses highly rated financial institutions that meet certain requirements. FCX also periodically reviews the creditworthiness of these institutions to ensure that they are maintaining their credit ratings. FCX does not anticipate that any of the financial institutions it deals with will default on their obligations. At September 30, 2010, FCX did not have any significant credit exposure associated with derivative transactions.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, accounts receivable, trust assets, available-for-sale securities, accounts payable and accrued liabilities, dividends payable, Rio Tinto share of joint venture cash flows and long-term debt. Refer to Note 8 for the fair values of these financial instruments.

Agreement to Invest in McMoRan Exploration Co. (MMR).  In September 2010, FCX entered into an agreement to purchase 500,000 shares of MMR’s 5¾% Convertible Perpetual Preferred Stock (the Preferred Stock) for an aggregate purchase price of $500 million. The Preferred Stock will initially be convertible into 62.5 shares of MMR common stock per share of Preferred Stock (an aggregate of 31.25 million shares of MMR common stock), or an initial conversion price of $16 per share of MMR common stock. FCX expects to account for this investment under the cost method. Closing of the investment is expected by year-end 2010 and is conditioned on the concurrent completion of MMR’s proposed oil and gas property acquisition from Plains Explorations & Production Company, MMR shareholder approval of the issuance of the securities to FCX and other customary closing conditions.

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

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

A summary of FCX’s financial assets and liabilities measured at fair value on a recurring basis follows (in millions):

	Fair Value at September 30, 2010
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$3,608	$3,608	$–	$–
Time deposits	52	52	–	–
Total cash equivalents	$3,660	$3,660	$–	$–

	Fair Value at September 30, 2010
	Total	Level 1	Level 2	Level 3
Trust assets (current and long-term):
U.S. core fixed income fund	$43	$–	$43	$–
Government mortgage-backed securities	42	–	42	–
Corporate bonds	23	–	23	–
Asset-backed securities	15	–	15	–
Government bonds and notes	12	–	12	–
Money market funds	17	17	–	–
Agency bonds	1	–	1	–
Total trust assets	153	17	136	–

Available-for-sale securities:
Time deposits	37	37	–	–
Money market funds	5	5	–	–
Equity securities	5	5	–	–
Total available-for-sale securities	47	47	–	–

Derivatives:
Embedded derivatives in provisional sales/purchases
contracts	252	252	–	–
Copper futures and swap contracts	12	12	–	–
Copper forward contracts	1	1	–	–
Total derivatives	265	265	–	–

Total assets	$4,125	$3,989	$136	$–

Liabilities
Derivatives:
Embedded derivatives in provisional sales/purchases
contracts	$(97)	$(97)	$–	$–

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

The carrying value for certain FCX financial instruments, (i.e., accounts receivable, accounts payable and accrued liabilities, dividends payable, and Rio Tinto share of joint venture cash flows) approximate fair value, and therefore, have been excluded from the table below. A summary of the carrying amount and fair value of FCX’s other financial instruments follows (in millions):

	At September 30, 2010		At December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalentsa	$3,720	$3,720	$2,656	$2,656
Derivatives included in accounts receivablea	251	251	235	235
Trust assets (current and long-term)a, b	153	153	146	146
Available-for-sale securities (current and
long-term)a, b	47	47	74	74
Derivative assetsa, c	13	13	14	14
Derivatives included in accounts payable and
accrued liabilitiesa	(96)	(96)	(70)	(70)
Long-term debt (including amounts due
within one year)d	(4,779)	(5,221)	(6,346)	(6,735)

a.	Recorded at fair value.

b.	Current portion included in other current assets and long-term portion included in other assets.

c.	Included in other current assets.

d.
Recorded at cost except for long-term debt acquired in the Phelps Dodge Corporation acquisition, which was recorded at fair value at the acquisition date. Fair value of substantially all of FCX’s long-term debt is estimated based on quoted market prices.

9.	NEW ACCOUNTING STANDARDS
Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. In January 2010, the Financial Accounting Standards Board (FASB) issued accounting guidance intended to improve disclosures related to fair value measurements. This guidance requires significant transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed separately along with the reasons for the transfers. Additionally, in the reconciliation for the fair value measurements using significant unobservable inputs (Level 3), information about purchases, sales, issuances and settlements must be presented separately (cannot net as one number). This guidance also provides clarification for existing disclosures on (i) level of disaggregation and (ii) inputs and valuation techniques. In addition, this guidance includes conforming amendments for employers’ disclosure of postretirement benefit plan assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are required for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

10.	SUBSEQUENT EVENTS
FCX evaluated events after September 30, 2010, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

In October 2010, FCX’s Board authorized an increase in the cash dividend on common stock from an annual rate of $1.20 per share to $2.00 per share ($0.50 per share quarterly), with the first quarterly dividend expected to be paid on February 1, 2011.

In October 2010, the government of the Democratic Republic of Congo (DRC) announced the conclusion of the review of Tenke Fungurume’s mining contracts. The conclusion of the review process confirmed that Tenke Fungurume’s existing mining contracts are in good standing and acknowledged the rights and benefits granted under those contracts. Tenke Fungurume’s key fiscal terms, including a 30 percent income tax rate, a 2 percent mining royalty rate and a 1 percent export fee, will continue to apply and are consistent with the rates in the DRC’s current Mining Code. In connection with the review, Tenke Fungurume made several commitments, which it expects to be reflected in amendments to its mining contracts, including (1) an increase in the ownership interest of La Générale des Carrières et des Mines’ (Gécamines), which is wholly owned by the government of the DRC, from 17.5 percent (non-dilutable) to 20.0 percent (non-dilutable), resulting in a decrease of FCX’s effective ownership interest from 57.75 percent to 56.0 percent and Lundin Mining Corporation’s effective ownership interest from 24.75 percent to 24.0 percent; (2) an additional royalty of $1.2 million for each 100,000 metric tons of proven and probable copper reserves above 2.5 million metric tons at the time new reserves are established by

FCX; (3) additional payments totaling $30 million to be paid in six equal installments of $5 million upon reaching certain production milestones; (4) conversion of $50 million in intercompany loans to equity; (5) a payment of $5 million for surface area fees and ongoing surface area fees of approximately $0.8 million annually; (6) incorporating clarifying language stating that Tenke Fungurume’s rights and obligations are governed by its Amended and Restated Mining Convention; and (7) expanding Gécamines’ participation in Tenke Fungurume management. FCX has also reiterated its commitment to the use of local services and Congolese employment. In connection with the agreed modifications, the annual interest rate on advances from Tenke Fungurume shareholders would increase from the current rate of LIBOR plus 2 percent to LIBOR plus 6 percent. Tenke Fungurume’s existing mining contracts will continue in full force and effect until the revised terms noted above are incorporated into those contracts, including the Amended and Restated Mining Convention and Amended and Restated Shareholders’ Agreement, both entered into in 2005.

During October 2010, FCX made open-market purchases of $18 million of its 9½% Senior Notes for $26 million. FCX expects to record an approximate $4 million loss on early extinguishment of debt in fourth-quarter 2010 in connection with these open-market purchases.

In October 2010, PT Freeport Indonesia received an assessment for additional tax payments from the Indonesian tax authorities related to various audit exceptions for the year 2005. PT Freeport Indonesia is reviewing the assessment and will work with the Indonesian tax authorities to resolve disputed audit exceptions.

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

North America Copper Mines.  FCX has seven operating copper mines in North America – Morenci, Sierrita, Bagdad, Safford and Miami in Arizona, and Tyrone and Chino in New Mexico. The North America copper mines include open-pit mining, sulfide ore concentrating, leaching, and solution extraction and electrowinning (SX/EW) operations. A majority of the copper produced at the North America copper mines is cast into copper rod by FCX’s Rod & Refining operations. The North America copper mines include the Morenci copper mine as a reportable segment.

Morenci. The Morenci open-pit mine, located in southeastern Arizona, produces copper cathodes and copper concentrates. FCX owns an 85 percent undivided interest in Morenci through an unincorporated joint venture. During the first nine months of 2010, the Morenci mine produced 41 percent of FCX’s North America copper.

Other Mines. Other mines include FCX’s other operating southwestern U.S. copper mines – Sierrita, Bagdad, Safford, Miami, Tyrone and Chino. In addition to copper, the Sierrita and Bagdad mines produce molybdenum concentrates as a by-product.

South America.  South America mining includes four operating copper mines – Cerro Verde in Peru, and Candelaria, Ojos del Salado and El Abra in Chile. These operations include open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. South America mining includes the Cerro Verde copper mine as a reportable segment.

Cerro Verde. The Cerro Verde open-pit copper mine, located near Arequipa, Peru, produces copper cathodes and copper concentrates. In addition to copper, the Cerro Verde mine produces molybdenum concentrates as a by-product. FCX owns a 53.56 percent interest in Cerro Verde. During the first nine months of 2010, the Cerro Verde mine produced 49 percent of FCX’s South America copper.

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

Africa.  Africa mining includes the Tenke Fungurume copper and cobalt mining concessions in the Katanga province of the DRC. The Tenke Fungurume mine includes open-pit mining, leaching and SX/EW operations. In addition to copper, the Tenke Fungurume mine produces cobalt hydroxide. Copper cathode production commenced in March 2009, and the first copper cathode was sold in second-quarter 2009. FCX owned an effective 57.75 percent interest in Tenke Fungurume at September 30, 2010 (refer to Note 10 for discussion of a proposed change in FCX’s ownership interest).

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

The Molybdenum segment also includes FCX’s wholly owned Climax molybdenum mine in Colorado, which has been on care-and-maintenance status since 1995. FCX is advancing construction activities at the Climax molybdenum mine and is monitoring market conditions to determine the timing for startup of mining and milling activities.

Rod & Refining.  The Rod & Refining segment consists of copper conversion facilities located in North America, and includes a refinery, three rod mills and a specialty copper products facility. These operations process copper produced at FCX’s North America mines and purchased copper into copper cathode, rod and custom copper shapes. At times these operations refine copper and produce copper rod and shapes for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to FCX’s facilities for processing into a product that is returned to the customer, who pays FCX for processing its material into the specified products.

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

Business Segments

(In Millions)	North America Copper Mines			South America			Indonesia		Africa
												Atlantic	Corporate,
												Copper	Other &
		Other		Cerro	Other					Molyb-	Rod &	Smelting	Elimi-	FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke	denum	Refining	& Refining	nations	Total
Three Months Ended September 30, 2010
Revenues:
Unaffiliated customers	$10	$15	$25	$606	$696	$1,302	$1,458	a	$307	$293	$1,174	$592	$1	$5,152
Intersegment	364	601	965	84	79	163	416		–	–	7	3	(1,554)	–
Production and delivery	185	343	528	194	268	462	528		141	199	1,173	590	(1,352)	2,269
Depreciation, depletion and amortization	33	34	67	42	24	66	72		34	13	2	9	5	268
Selling, general and administrative expenses	–	–	–	–	–	–	25		–	2	–	4	50	81
Exploration and research expenses	–	–	–	–	–	–	–		–	1	–	–	34	35
Operating income (loss)	156	239	395	454	483	937	1,249		132	78	6	(8)	(290)	2,499

Interest expense, net	1	2	3	–	–	–	–		2	–	–	2	96	103
Provision for income taxes	–	–	–	147	151	298	499		32	–	–	–	16	845
Total assets at September 30, 2010	1,919	4,271	6,190	4,308	3,245	7,553	5,712		3,540	1,837	335	1,201	1,583	27,951
Capital expenditures	13	46	59	32	97	129	116		9	22	2	4	9	350

Three Months Ended September 30, 2009
Revenues:
Unaffiliated customers	$18	$25	$43	$386	$546	$932	$1,348	a	$113	$258	$955	$495	$–	$4,144
Intersegment	299	578	877	83	3	86	308		–	–	8	–	(1,279)	–
Production and delivery	148	303	451	154	225	379	369		89	177	957	493	(1,200)	1,715
Depreciation, depletion and amortization	36	34	70	37	30	67	64		20	13	2	9	7	252
Selling, general and administrative expenses	–	–	–	–	–	–	24		–	2	–	4	44	74
Exploration and research expenses	–	–	–	–	–	–	–		–	1	–	–	18	19
Operating income (loss)	133	266	399	278	294	572	1,199		4	65	4	(11)	(148)	2,084

Interest expense, net	1	3	4	–	–	–	2		5	–	–	1	150	162
Provision for (benefit from) income taxes	–	–	–	85	112	197	508		(3)	–	–	–	(18)	684
Total assets at September 30, 2009	1,977	4,012	5,989	4,259	2,426	6,685	5,446		3,318	1,771	321	1,069	1,106	25,705
Capital expenditures	8	13	21	13	5	18	58		119	11	2	11	4	244

a.									Includes PT Freeport Indonesia’s sales to PT Smelting totaling $603 million in third-quarter 2010 and $514 million in third-quarter 2009.

Business Segments (Continued)

(In Millions)	North America Copper Mines			South America			Indonesia		Africa
													Atlantic	Corporate,
													Copper	Other &
		Other		Cerro	Other						Molyb-	Rod &	Smelting	Elimi-	FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke		denum	Refining	& Refining	nations	Total
Nine Months Ended September 30, 2010
Revenues:
Unaffiliated customers	$20	$31	$51	$1,338	$1,646	$2,984	$3,490	a	$763		$893	$3,363	$1,830	$5	$13,379
Intersegment	1,106	1,931	3,037	275	124	399	770		–		–	20	14	(4,240)	–
Production and delivery	508	1,021	1,529	513	714	1,227	1,430		347		574	3,361	1,823	(4,052)	6,239
Depreciation, depletion and amortization	110	110	220	109	77	186	192		94		38	6	28	24	788
Selling, general and administrative expenses	–	–	–	–	–	–	77		–		8	–	14	178	277
Exploration and research expenses	–	–	–	–	–	–	–		–		2	–	–	102	104
Operating income (loss)	508	831	1,339	991	979	1,970	2,561		322		271	16	(21)	(487)	5,971

Interest expense, net	3	8	11	–	–	–	–		4		–	–	7	348	370
Provision for income taxes	–	–	–	320	309	629	1,069		75		–	–	–	183	1,956
Capital expenditures	28	112	140	63	220	283	311		59		34	4	16	30	877

Nine Months Ended September 30, 2009
Revenues:
Unaffiliated customers	$57	$75	$132	$974	$1,349	$2,323	$3,698	a	$170		$590	$2,309	$1,202	$6	$10,430
Intersegment	745	1,364	2,109	230	51	281	690		–		–	20	–	(3,100)	–
Production and delivery	482	983	1,465	456	656	1,112	1,134		197	b	458	2,314	1,205	(2,799)	5,086
Depreciation, depletion and amortization	106	103	209	112	89	201	207		37		35	6	26	19	740
Lower of cost or market inventory adjustments	–	–	–	–	–	–	–		–		19	–	–	–	19
Selling, general and administrative expenses	–	–	–	–	–	–	64		–		9	–	11	141	225
Exploration and research expenses	–	–	–	–	–	–	–		–		1	–	–	72	73
Restructuring and other charges	26	(2)	24	–	–	–	–		–		(1)	(2)	–	2	23
Operating income (loss)	188	355	543	636	655	1,291	2,983		(64)		69	11	(40)	(529)	4,264

Interest expense, net	3	9	12	–	1	1	3		8		–	–	3	424	451
Provision for (benefit from) income taxes	–	–	–	199	219	418	1,257		(29)		–	–	–	(89)	1,557
Capital expenditures	42	79	121	83	46	129	186		577		71	8	23	23	1,138

a.		Includes PT Freeport Indonesia’s sales to PT Smelting totaling $1.5 billion in the first nine months of 2010 and $1.3 billion in the first nine months of 2009.

b.		Includes charges totaling $50 million associated with Tenke Fungurume’s project start-up costs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of September 30, 2010, and the related consolidated statements of income for the three- and nine-month periods ended September 30, 2010 and 2009, the consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009, and the consolidated statement of equity for the nine-month period ended September 30, 2010. These financial statements are the responsibility of the Company’s management.

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
November 5, 2010

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

We are one of the world’s largest copper, gold and molybdenum mining companies in terms of reserves and production. Our portfolio of assets includes the Grasberg minerals district in Indonesia, significant mining operations in North and South America, and the Tenke Fungurume (Tenke) minerals district in the Democratic Republic of Congo (DRC). The Grasberg minerals district contains the largest single recoverable copper reserve and the largest single gold reserve of any mine in the world based on the latest available reserve data provided by third-party industry consultants. We also operate Atlantic Copper, our wholly owned copper smelting and refining unit in Spain.

We have significant reserves and future development opportunities within our portfolio of assets. At December 31, 2009, we had estimated consolidated recoverable proven and probable reserves of 104.2 billion pounds of copper (determined using a long-term average copper price of $1.60 per pound), with potential for greater reserves at higher prices.

We are increasing near-term production at several of our copper mines and are undertaking major projects, including the development of the El Abra sulfide reserves and the massive underground ore bodies at Grasberg. We are also advancing development activities at the Climax molybdenum mine. In addition, studies are under way to evaluate a large-scale concentrator expansion at Cerro Verde, a major mill project at El Abra, various mill projects to process significant sulfide ore in North America and staged expansion options at Tenke. The advancement of these studies is designed to position us to invest in production growth within our existing portfolio of assets. Refer to “Operations” for further discussion of our current operating and development activities.

Our results for the third quarter and first nine months of 2010, compared with the 2009 periods, primarily reflected higher realized copper prices (refer to “Consolidated Results” for further discussion of our consolidated financial results for the quarter and nine-month periods ended September 30, 2010 and 2009).

At September 30, 2010, we had $3.7 billion in consolidated cash and $4.7 billion in long-term debt. During October 2010, we made open-market purchases of $18 million of our 9½% Senior Notes for $26 million, and our Board of Directors authorized an increase in FCX’s common stock dividend. Refer to “Capital Resources and Liquidity” for further discussion.

In October 2010, we resolved the ongoing contract review with the DRC government. The conclusion of the review process confirmed that Tenke Fungurume Mining’s (TFM) mining contracts are in good standing and acknowledged the rights and benefits granted under the existing contracts. In connection with the review, TFM has made several commitments, which it expects to be reflected in amendments to its mining contracts. Refer to Note 10 and “Operations – Africa Mining” for further discussion.

OUTLOOK

Our financial results can vary significantly as a result of fluctuations in the market prices of copper and, to a lesser extent, gold and molybdenum. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Because we cannot control the price of our products, the key measures which management focuses on in operating our business are sales volumes, unit net cash costs and operating cash flow. Discussion of the outlook for each of these measures follows.

Sales Volumes. Consolidated sales from mines for the year 2010 are expected to approximate 3.85 billion pounds of copper, 1.9 million ounces of gold and 65 million pounds of molybdenum, including 895 million pounds of copper, 585 thousand ounces of gold and 15 million pounds of molybdenum for fourth-quarter 2010. These sales volume estimates are dependent on the achievement of targeted mining rates, the successful operation of production facilities, the impact of weather conditions and other factors.

Unit Net Cash Costs. Assuming average prices of $1,300 per ounce of gold and $15 per pound of molybdenum for fourth-quarter 2010 and achievement of current 2010 sales volume and cost estimates, we estimate our consolidated unit net cash costs (net of by-product credits) for our copper mining operations - including Africa mining - would average approximately $0.83 per pound of copper for the year 2010. The impact of price changes on consolidated unit net cash costs in 2010 would approximate $0.008 per pound for each $50 per ounce change in the average price of gold for fourth-quarter 2010 and $0.003 per pound for each $2 per pound change in the average price of molybdenum for fourth-quarter 2010. Estimated consolidated unit net cash costs in 2010 are higher, compared with consolidated unit net cash costs of $0.55 per pound of copper in 2009, primarily because of lower projected copper and gold sales volumes from Grasberg, combined with increases in input costs. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production and delivery costs.

Operating Cash Flows. Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes and other working capital changes and other factors. Based on the above projected consolidated sales volumes and unit net cash costs for 2010, and assuming average prices of $3.75 per pound of copper, $1,300 per ounce of gold and $15 per pound of molybdenum for fourth-quarter 2010, we estimate consolidated operating cash flows would approximate $6.0 billion for the year 2010, net of an estimated $0.5 billion for working capital requirements. In addition to projected working capital requirements, our estimate of operating cash flow for the year 2010 is also net of estimated taxes of $2.8 billion (refer to “Consolidated Results – (Provision for) Benefit from Income Taxes” for further discussion of our projected annual consolidated effective income tax rate for the year 2010). The impact of price changes on operating cash flows in 2010 would approximate $60 million for each $0.10 per pound change in the average price of copper for fourth-quarter 2010, $10 million for each $50 per ounce change in the average price of gold for fourth-quarter 2010 and $8 million for each $2 per pound change in the average price of molybdenum for fourth-quarter 2010.

COPPER, GOLD AND MOLYBDENUM MARKETS

World prices for copper, gold and molybdenum have fluctuated significantly since January 2000. The London Metal Exchange (LME) spot copper price varied from a low of $0.60 per pound in 2001 to a high of $4.08 per pound in 2008, the London gold price fluctuated from a low of approximately $256 per ounce in 2001 to a new record high of $1,373 per ounce in October 2010, and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from $2.19 per pound in 2000 to a high of $39.25 per pound in 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009.

Historical LME Copper Prices
Through October 29, 2010
LME Copper Prices
LME & COMEX Exchange Stocks*
000s of metric tons
Dollars per pound
1,600
1,400
1,200
1,000
800
600
400
200
0
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
2000
2002
2004
2006
2008
2010

*  Excludes Shanghai stocks, producer, consumer and merchant stocks.

This graph presents LME spot copper prices and reported stocks of copper at the LME and the New York Mercantile Exchange (COMEX) from January 2000 through October 2010. From 2006 through most of 2008, disruptions associated with strikes and other operational issues, combined with growing demand from China and other emerging economies, resulted in low levels of inventory. Beginning in late 2008, slowing consumption led to increases in inventory levels; however, China’s increased buying activity contributed to a decline in exchange inventories. After reaching a low in July 2009, inventories grew during the second half of 2009 with combined LME and COMEX stocks ending the year at approximately 592 thousand metric tons. Inventories have since decreased and at September 30, 2010, combined LME and COMEX stocks totaled approximately 451 thousand metric tons, which represents approximately 9 days of global consumption.

Turmoil in the U.S. financial markets and concerns about the global economy negatively impacted copper prices in late 2008, which declined to a four-year low of $1.26 per pound in December 2008; however, copper prices have since improved significantly, we believe primarily because of a combination of strong demand from China, recovering demand in the western world and limitations of available supply. During third-quarter 2010, LME spot copper prices ranged from $2.88 per pound to $3.65 per pound and averaged $3.29 per pound. We believe the underlying fundamentals of the copper business remain positive, supported by limited supplies from existing mines and the absence of significant new development projects. Future copper prices are expected to be volatile and are likely to be influenced by demand from China, economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and production levels of mines and copper smelters. The LME spot copper price closed at $3.73 per pound on October 29, 2010.

This graph presents London gold prices from January 2000 through October 2010. Gold prices reached a new record high of $1,373 in October 2010, supported by investment demand and weakness in the U.S. dollar. During third-quarter 2010, gold prices ranged from approximately $1,157 per ounce to $1,308 per ounce and averaged $1,227 per ounce. London gold prices closed at approximately $1,347 per ounce on October 29, 2010.

Metals Week Molybdenum Dealer Oxide Prices

Through October 29, 2010

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2000
2002
2004
2006
2008
2010

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average price from January 2000 through October 2010. In late 2008, molybdenum prices declined significantly as a result of the financial market turmoil and a decline in demand; however, molybdenum prices have since improved and, we believe are supported by improved demand in metallurgical and chemicals sectors. During third-quarter 2010, the weekly average price of molybdenum ranged from $13.88 per pound to $16.03 per pound and averaged $14.98 per pound. The weekly average Metals Week Molybdenum Dealer Oxide price was $15.30 per pound on October 29, 2010.

CONSOLIDATED RESULTS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Financial Data (in millions, except per share amounts)
Revenuesa	$5,152	b	$4,144	b	$13,379	b	$10,430	b
Operating income	$2,499	b	$2,084	b	$5,971	b	$4,264	b
Net income	$1,533		$1,203		$3,580		$2,222
Net income attributable to noncontrolling interests	$355		$224		$793		$492
Net income attributable to FCX common stockholdersc	$1,178		$925	d	$2,724	d	$1,556	d
Diluted net income per share attributable to FCX common stockholders	$2.49		$2.07	d	$5.88	d	$3.70	d
Diluted weighted-average common shares outstanding	474		472		474		428

FCX Mining Operating Data
Copper (recoverable)
Production (millions of pounds)	1,042		1,015		2,901		3,125
Sales, excluding purchases (millions of pounds)	1,081		1,000		2,955		3,122
Average realized price per pound	$3.50		$2.75		$3.33		$2.35
Site production and delivery costs per pounde	$1.38		$1.15		$1.38		$1.08
Unit net cash costs per pounde	$0.82		$0.50		$0.87		$0.53
Gold (recoverable)
Production (thousands of ounces)	492		708		1,257		2,105
Sales, excluding purchases (thousands of ounces)	497		706		1,273		2,088
Average realized price per ounce	$1,266		$987		$1,204		$944
Molybdenum (recoverable)
Production (millions of pounds)	19		15		53		42
Sales, excluding purchases (millions of pounds)	17		16		50		42
Average realized price per pound	$16.06		$13.95		$16.43		$11.93

a.	Includes the impact of adjustments to provisionally priced concentrate and cathode sales recognized in prior periods. Refer to “Revenues” for further discussion.

b.	Following is a summary of revenues and operating income (loss) by operating division (in millions):

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
North America copper mines	$990	$395	$920	$399
South America mining	1,465	937	1,018	572
Indonesia mining	1,874	1,249	1,656	1,199
Africa mining	307	132	113	4
Molybdenum	293	78	258	65
Rod & Refining	1,181	6	963	4
Atlantic Copper Smelting & Refining	595	(8)	495	(11)
Corporate, other & eliminations	(1,553)	(290)	(1,279)	(148)
Total	$5,152	$2,499	$4,144	$2,084

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
North America copper mines	$3,088	$1,339	$2,241	$543
South America mining	3,383	1,970	2,604	1,291
Indonesia mining	4,260	2,561	4,388	2,983
Africa mining	763	322	170	(64)
Molybdenum	893	271	590	69
Rod & Refining	3,383	16	2,329	11
Atlantic Copper Smelting & Refining	1,844	(21)	1,202	(40)
Corporate, other & eliminations	(4,235)	(487)	(3,094)	(529)
Total	$13,379	$5,971	$10,430	$4,264

c.
After net income attributable to noncontrolling interests in subsidiaries and preferred dividends. During second-quarter 2010, our 6¾% Mandatory Convertible Preferred Stock converted into 39 million shares of our common stock and the final preferred dividend payment was made.

d.
Includes net losses on early extinguishment of debt totaling $67 million ($0.14 per share) for the first nine months of 2010, and $28 million for the third quarter and first nine months of 2009 ($0.06 per share for third-quarter 2009 and $0.07 per share for the first nine months of 2009). Refer to Note 6 for further discussion of these transactions.

e.
Reflects per pound weighted-average production and delivery costs and unit net cash costs (net of by-product credits) for all copper mines. The 2009 periods exclude the results of Africa mining as start-up activities were still under way. For reconciliations of the per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to “Operations – Unit Net Cash Costs” and to “Product Revenues and Production Costs.”

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

	Three Months Ended September 30,	Nine Months Ended September 30,
Consolidated revenues – 2009 periods	$4,144	$10,430
Higher sales price realizations from mining operations:
Copper	811	2,807
Gold	138	332
Molybdenum	35	223
(Lower) higher sales volumes from mining operations:
Copper	221	(399)
Gold	(206)	(769)
Molybdenum	4	95
Cobalt	66	150
Higher purchased copper	115	145
Lower net adjustments for prior period/year provisionally priced sales,
including PT Freeport Indonesia’s 2009 forward copper sales contracts	(35)	(54)
Higher Atlantic Copper revenues	100	642
Other, including intercompany eliminations	(241)	(223)
Consolidated revenues – 2010 periods	$5,152	$13,379

Higher consolidated revenues of $5.2 billion in third-quarter 2010 and $13.4 billion for the first nine months of 2010, compared with $4.1 billion in third-quarter 2009 and $10.4 billion for the first nine months of 2009 were primarily because of higher metal price realizations. Realized copper prices increased to an average of $3.50 per pound in third-quarter 2010 (compared with $2.75 per pound in third-quarter 2009) and $3.33 per pound for the first nine months of 2010 (compared with $2.35 per pound for the first nine months of 2009). Realized gold prices increased to an average of $1,266 per ounce in third-quarter 2010 (compared with $987 per ounce in third-quarter 2009) and $1,204 per ounce for the first nine months of 2010 (compared with $944 per ounce for the first nine months of 2009). Realized molybdenum prices increased to an average of $16.06 per pound in third-quarter 2010 (compared with $13.95 per pound in third-quarter 2009) and $16.43 per pound for the first nine months of 2010 (compared with $11.93 per pound for the first nine months of 2009).

Consolidated copper sales volumes totaled 1.1 billion pounds in third-quarter 2010 and 3.0 billion pounds for the first nine months of 2010, compared with 1.0 billion pounds in third-quarter 2009 and 3.1 billion pounds for the first nine months of 2009. Higher copper sales volumes for third-quarter 2010 primarily reflected higher copper ore grades and mill throughput at our South America mining operations, higher share of Grasberg volumes in accordance with joint venture arrangements and additional volumes provided by our Tenke mine in Africa, partly offset by lower ore grades at our North America copper mines. Lower copper sales volumes for the first nine months of 2010 primarily reflected lower ore grades at Grasberg during the first half of 2010 and lower volumes at our North and South America copper mines, partly offset by additional volumes provided by our Tenke mine in

Africa. Consolidated gold sales volumes decreased to 497 thousand ounces in third-quarter 2010 and 1.3 million ounces for the first nine months of 2010, compared with 706 thousand ounces in third-quarter 2009 and 2.1 million ounces for the first nine months of 2009, as a result of mining in a lower ore-grade section at Grasberg resulting from planned mine sequencing.  Consolidated molybdenum sales volumes increased to 17 million pounds for third-quarter 2010 and 50 million pounds for the first nine months of 2010, compared with 16 million pounds for third-quarter 2009 and 42 million pounds for the first nine months of 2009, reflecting improved demand in the chemicals sector. Refer to “Operations” for further discussion.

During the first nine months of 2010, approximately 51 percent of our mined copper was sold in concentrate, approximately 26 percent as cathodes and approximately 23 percent as rod from our North America operations. Substantially all concentrate and cathode sales contracts at our copper mining operations provide final copper pricing in a specified future period (generally one to four months from the shipment date) based primarily on quoted LME prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisional priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until the date of final pricing. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

At June 30, 2010, we had provisionally priced copper sales at our copper mining operations totaling 364 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $2.95 per pound. Higher prices during third-quarter 2010 resulted in favorable adjustments to these prior period provisionally priced copper sales and increased consolidated revenues by $191 million ($85 million to net income attributable to FCX common stockholders or $0.18 per share), compared with a net increase of $237 million ($116 million to net income attributable to FCX common stockholders or $0.25 per share) in third-quarter 2009. Additionally, adjustments to prior year provisionally priced copper sales at our copper mining operations resulted in a net decrease to consolidated revenues of $23 million ($9 million to net income attributable to FCX common stockholders or $0.02 per share) for the first nine months of 2010, compared with a net increase of $132 million ($61 million to net income attributable to FCX common stockholders or $0.14 per share) for the first nine months of 2009.

LME spot copper prices averaged $3.29 per pound in third-quarter 2010, compared with our average realized price of $3.50 per pound. At September 30, 2010, we had provisionally priced copper sales at our copper mining operations totaling 390 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $3.63 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change from the September 30, 2010, average price for provisionally priced copper sales would have a net impact on our 2010 consolidated revenues of approximately $26 million ($13 million to net income attributable to FCX common stockholders). The LME spot copper price closed at $3.73 per pound on October 29, 2010.

In April 2009, we entered into forward sales contracts on certain of PT Freeport Indonesia’s provisionally priced copper sales at March 31, 2009, which final priced from April 2009 through July 2009 (refer to Note 7 for further discussion).

Production and Delivery Costs
Consolidated production and delivery costs increased to $2.3 billion in third-quarter 2010 and $6.2 billion for the first nine months of 2010, compared with $1.7 billion in third-quarter 2009 and $5.1 billion for the first nine months of 2009, primarily reflecting higher input costs at our mining operations and higher costs of concentrate purchases at Atlantic Copper associated with higher copper prices.

Consolidated site production and delivery costs for our copper mining operations averaged $1.38 per pound of copper for both the third quarter and first nine months of 2010, compared with $1.15 per pound of copper in third-quarter 2009 and $1.08 per pound of copper for the first nine months of 2009. Higher site production and delivery costs in the 2010 periods primarily reflected increased input costs (including materials, labor and energy). The first nine months of 2010 were also impacted by lower copper sales volumes at Grasberg. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to

“Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Our copper mining operations require a significant amount of energy, principally electricity, diesel, coal and natural gas. For the year 2010, we expect energy costs (including Africa mining) to approximate 20 percent of our consolidated copper production costs, which reflects purchases of approximately 220 million gallons of diesel fuel; 6,150 gigawatt hours of electricity at our North America, South America and Africa copper mining operations (we generate all of our power at our Indonesia mining operation); 800 thousand metric tons of coal for our coal power plant in Indonesia; and 1 million MMBTU (million british thermal units) of natural gas at certain of our North America mines. Energy costs for 2009, which excluded Africa mining, approximated 20 percent of our consolidated copper production costs.

Depreciation, Depletion and Amortization
Consolidated depreciation, depletion and amortization expense increased to $268 million in third-quarter 2010 and $788 million for the first nine months of 2010, compared with $252 million in third-quarter 2009 and $740 million for the first nine months of 2009. Higher depreciation, depletion and amortization in third-quarter 2010 primarily reflected additional expense at our Tenke Fungurume mine and higher expense under the unit-of-production method at our Grasberg mine. Higher depreciation, depletion and amortization for the first nine months of 2010 also reflected additional expense at our Tenke Fungurume mine as well as higher straight-line depreciation expense at our North America copper mines, partly offset by lower expense under the unit-of-production method at our South America and Grasberg mines.

Lower of Cost or Market (LCM) Inventory Adjustments
Inventories are required to be recorded at the lower of cost or market. In first-quarter 2009, we recognized charges totaling $19 million ($15 million to net income attributable to FCX common stockholders or $0.04 per share) for LCM molybdenum inventory adjustments.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses increased to $81 million in third-quarter 2010 and $277 million for the first nine months of 2010, compared with $74 million in third-quarter 2009 and $225 million for the first nine months of 2009, primarily reflecting higher stock-based compensation and other incentive compensation costs. The first nine months of 2010 also included charges associated with relocating our corporate offices.

Exploration and Research Expenses
Consolidated exploration and research expenses increased to $35 million in third-quarter 2010 and $104 million for the first nine months of 2010, compared with $19 million in third-quarter 2009 and $73 million for the first nine months of 2009. Exploration activities are being conducted near our existing mines with a focus on opportunities to expand reserves that will support the development of additional future production capacity in the large mineral districts where we currently operate. Significantly expanded drilling activities in recent years have been successful in generating reserve additions and in identifying potential additional mineral resources adjacent to existing ore bodies. Results indicate opportunities for future potential reserve additions at Morenci, Sierrita and Bagdad in North America, at Cerro Verde and El Abra in South America and in the Tenke Fungurume district.

For the year 2010, exploration spending is expected to approximate $120 million. Exploration activities will continue to focus primarily on the potential for future reserve additions at our existing mineral districts.

Restructuring and Other Charges
For the first nine months of 2009, we recognized net charges of $23 million ($18 million to net income attributable to FCX common stockholders or $0.04 per share) associated with revised operating plans, including contract termination costs, other project cancellation costs and charges for employee severance and benefits, partially offset by pension and postretirement gains for special retirement benefits and curtailments.

Interest Expense, Net
Consolidated interest expense (before capitalization) decreased to $126 million in third-quarter 2010 and $409 million for the first nine months of 2010, compared with $172 million in third-quarter 2009 and $520 million for the first nine months of 2009, primarily reflecting the impact of debt repayments during 2009 and the first half of 2010.

Capitalized interest totaled $23 million in third-quarter 2010, $39 million for the first nine months of 2010, $10 million in third-quarter 2009 and $69 million for the first nine months of 2009 associated with our development activities.

Losses on Early Extinguishment of Debt
For the first nine months of 2010, we recorded losses on early extinguishment of debt totaling $77 million ($67 million to net income attributable to FCX common stockholders or $0.14 per share) associated with the redemption of our Senior Floating Rate Notes and open-market purchases of our 8.25% and 8.375% Senior Notes during the first half of 2010.

In third-quarter 2009, we recorded losses on early extinguishment of debt totaling $31 million ($28 million to net income attributable to FCX common stockholders or $0.06 per share for third-quarter 2009 and $0.07 per share for the first nine months of 2009) associated with the redemption of our 6⅞% Senior Notes and open-market purchases of our 8.25% and 8.375% Senior Notes.

Refer to Note 6 for further discussion of these transactions.

Provision for Income Taxes
Our income tax provision for the 2010 periods resulted from taxes on international operations ($772 million for the third quarter and $1.8 billion for the first nine months) and U.S. operations ($73 million for the third quarter and $205 million for the first nine months). As presented in the table below, our consolidated effective income tax rate was 35 percent for the first nine months of 2010.

Our income tax provision for the 2009 periods resulted from taxes on international operations ($660 million for the third quarter and $1.5 billion for the first nine months) and U.S. operations ($24 million for the third quarter and $29 million for the first nine months). During the first nine months of 2009, we did not record a benefit for losses generated in the U.S., and those losses could not be used to offset income generated from international operations. These factors combined with the high proportion of income earned in Indonesia, which was taxed at an effective tax rate of 43 percent, caused our consolidated effective income tax rate of 41 percent for the first nine months of 2009 to be higher than the U.S. federal statutory rate of 35 percent.

A summary of the approximate amounts in the calculation of our consolidated provision for income taxes for the first nine months of 2010 and 2009 follows (in millions, except percentages):

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
			Income Tax			Income Tax
	Income	Effective	(Provision)	Income	Effective	(Provision)
	(Loss)a	Tax Rate	Benefit	(Loss)a	Tax Rate	Benefit
U.S.	$905	23%	$(205)	$(135)	(21)%	$(29)
South America	1,926	33%	(629)	1,269	33%	(418)
Indonesia	2,569	42%	(1,069)	2,952	43%	(1,257)
Africa	251	30%	(75)	(111)	26%	29
Eliminations and other	(125)	N/A	43	(217)	N/A	74
Annualized rate adjustment b	N/A	N/A	(21)	N/A	N/A	44
Consolidated FCX	$5,526	35%c	$(1,956)	$3,758	41%	$(1,557)

a.	Represents income (loss) by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes to equal our estimated annualized tax rate.

c.
Our estimated consolidated effective tax rate for the year 2010 will vary with commodity price changes and the mix of income from international and U.S. operations. Assuming average prices of $3.75 per pound of copper, $1,300 per ounce of gold and $15 per pound of molybdenum for fourth-quarter 2010 and current 2010 sales volume and cost estimates, we estimate our annual consolidated effective tax rate will approximate 35 to 36 percent.

OPERATIONS

North America Copper Mines
We have seven copper mines in North America – Morenci, Sierrita, Bagdad, Safford and Miami in Arizona, and Tyrone and Chino in New Mexico. All of these mining operations are wholly owned, except for Morenci, an unincorporated joint venture, in which we own an 85 percent undivided interest.

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

Operating and Development Activities. We have restarted the Morenci mill and have commenced a staged ramp up of Morenci’s mining rates. We have also resumed certain project development activities, including initiating restarts of mining at the Miami and Chino mines and construction of a new sulphur burner at Safford.

Morenci Mill Restart and Mine Ramp-up. In March 2010, we restarted the Morenci mill to process available sulfide material currently being mined. Mill throughput averaged 31,000 metric tons of ore per day during third-quarter 2010 and is expected to increase to approximately 50,000 metric tons per day by 2011. We have also commenced a staged ramp up at the Morenci mine from the 2009 rate of 450,000 metric tons per day to 635,000 metric tons per day. The mining rate averaged over 480,000 metric tons per day in third-quarter 2010. These activities will enable Morenci’s annual copper production to increase by approximately 125 million pounds beginning in 2011. Further increases to Morenci’s mining rate are being evaluated.

Miami Restart. In first-quarter 2010, we initiated limited mining activities at the Miami mine to improve efficiencies of ongoing reclamation projects associated with historical mining operations at the site. During an approximate five-year mine life, we expect to ramp up production at Miami to approximately 100 million pounds of copper per year by late 2011. We are investing approximately $40 million for this project, which is benefiting from the use of existing mining equipment.

Chino Restart. In October 2010, we announced that we are initiating a restart of mining and milling activities at the Chino mine, which were suspended in late 2008. The ramp up of mining and milling activities will significantly increase copper production at Chino, which is currently producing small amounts of copper from existing leach stockpiles. Planned mining and milling rates are expected to be achieved by the end of 2013. Annual incremental copper production of 100 million pounds is expected in 2012 and 2013 and 200 million pounds in 2014. Capital costs for the project are expected to approximate $150 million, associated with equipment and mill refurbishment.

Safford Sulphur Burner. We are constructing a sulphur burner at the Safford mine, which will provide a more cost effective source of sulphuric acid used in SX/EW operations and lower transportation costs. This project is expected to be completed in the first half of 2011 at a capital investment of approximately $150 million. Project costs of $57 million have been incurred as of September 30, 2010, of which $29 million was incurred during the first nine months of 2010.

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

Operating Data. Following is summary operating data for the North America copper mines for the third quarters and first nine months of 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	259	290	786	851
Sales, excluding purchases	267	303	847	885
Average realized price per pound	$3.32	$2.69	$3.28	$2.15

Molybdenum (millions of recoverable pounds)
Productiona	7	7	18	20

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	653,400	519,200	634,000	580,200
Average copper ore grade (percent)	0.22	0.30	0.24	0.30
Copper production (millions of recoverable pounds)	179	216	563	639

Mill operations
Ore milled (metric tons per day)	190,500	166,300	183,000	172,500
Average ore grade (percent):
Copper	0.32	0.32	0.31	0.33
Molybdenum	0.03	0.03	0.02	0.03
Copper recovery rate (percent)	82.6	86.8	83.0	85.7
Production (millions of recoverable pounds):
Copper	100	93	280	270
Molybdenum	7	7	18	20

a.	Reflects by-product molybdenum production from the North America copper mines. Sales of by-product molybdenum are reflected in the Molybdenum division.

Copper sales volumes from our North America copper mines decreased to 267 million pounds in third-quarter 2010 and 847 million pounds for the first nine months of 2010, compared with copper sales volumes of 303 million pounds in third-quarter 2009 and 885 million pounds for the first nine months of 2009, primarily because of anticipated lower ore grades at Safford and lower mill throughput because of unscheduled crusher maintenance at Bagdad. The first nine months of 2010 were also impacted by lower ore grades and mill maintenance at Sierrita.

Consolidated copper sales volumes from our North America copper mines are expected to approximate 1.1 billion pounds for the year 2010, compared with 1.2 billion pounds in 2009. As discussed above in “Operating and Development Activities,” we are increasing mining and milling rates at the Morenci mine and restarting the Miami and Chino mines, which are expected to result in higher production in future periods.

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

Gross Profit per Pound of Copper and Molybdenum

The following tables summarize unit net cash costs and gross profit per pound of copper and molybdenum at the North America copper mines for the third quarters and first nine months of 2010 and 2009. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	By-	Co-Product Method		By-	Co-Product Method
	Product		Molyb-	Product		Molyb-
	Method	Copper	denuma	Method	Copper	denuma
Revenues, excluding adjustments	$3.32	$3.32	$15.10	$2.69	$2.69	$13.58

Site production and delivery, before net noncash
and other costs shown below	1.62	1.45	8.18	1.22	1.10	6.71
By-product creditsa	(0.36)	–	–	(0.29)	–	–
Treatment charges	0.10	0.10	–	0.08	0.08	–
Unit net cash costs	1.36	1.55	8.18	1.01	1.18	6.71
Depreciation, depletion and amortization	0.24	0.22	0.51	0.22	0.20	0.53
Noncash and other costs, net	0.11	0.11	(0.12)	0.07	0.07	0.05
Total unit costs	1.71	1.88	8.57	1.30	1.45	7.29
Revenue adjustments, primarily for hedging	–	–	–	0.02	0.02	–
Idle facility and other non-inventoriable costs	(0.10)	(0.10)	(0.04)	(0.07)	(0.07)	–
Gross profit per pound	$1.51	$1.34	$6.49	$1.34	$1.19	$6.29

Copper sales (millions of recoverable pounds)	266	266		302	302
Molybdenum sales (millions of recoverable pounds)b			7			7

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	By-	Co-Product Method		By-	Co-Product Method
	Product		Molyb-	Product		Molyb-
	Method	Copper	denuma	Method	Copper	denuma
Revenues, excluding adjustments	$3.28	$3.28	$15.49	$2.15	$2.15	$10.52

Site production and delivery, before net noncash
and other costs shown below	1.46	1.31	8.06	1.26	1.16	5.46
By-product creditsa	(0.33)	–	–	(0.23)	–	–
Treatment charges	0.09	0.09	–	0.09	0.09	–
Unit net cash costs	1.22	1.40	8.06	1.12	1.25	5.46
Depreciation, depletion and amortization	0.24	0.23	0.59	0.22	0.21	0.37
Noncash and other costs, net	0.13	0.12	(0.01)	0.12	0.12	0.08
Total unit costs	1.59	1.75	8.64	1.46	1.58	5.91
Revenue adjustments, primarily for hedging	–	–	–	0.11	0.11	–
Idle facility and other non-inventoriable costs	(0.08)	(0.08)	(0.02)	(0.09)	(0.09)	–
Gross profit per pound	$1.61	$1.45	$6.83	$0.71	$0.59	$4.61

Copper sales (millions of recoverable pounds)	845	845		885	885
Molybdenum sales (millions of recoverable pounds)b			18			20

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Reflects molybdenum produced by the North America copper mines.

Higher unit net cash costs (net of by-product credits) for our North America copper mines of $1.36 per pound of copper in third-quarter 2010 and $1.22 per pound of copper for the first nine months of 2010, compared with $1.01 per pound of copper in third-quarter 2009 and $1.12 per pound of copper for the first nine months of 2009, primarily reflected higher site production and delivery costs ($0.40 per pound for the quarter and $0.20 per pound for the nine month period) mostly associated with higher input costs and increased mining and milling activities at certain mines. Partly offsetting these higher costs were higher molybdenum credits ($0.07 per pound for the quarter and $0.10 per pound for the nine month period) resulting from higher molybdenum prices.

Some of our U.S. copper rod customers request a fixed market price instead of the COMEX average price in the month of shipment. We hedge this price exposure in a manner that allows us to receive market prices in the month of shipment while the customer pays the fixed price they requested. Because these contracts previously did not meet the criteria to qualify for hedge accounting, revenue adjustments in the third quarter and first nine months of 2009 primarily reflect unrealized gains on these copper derivative contracts.

Our operating North America copper mines have varying cost structures because of differences in ore grades and ore characteristics, processing costs, by-products and other factors. Based on current operating plans and assuming achievement of current 2010 sales volume and cost estimates and an average price of $15 per pound of molybdenum for fourth-quarter 2010, we estimate that average unit net cash costs (net of by-product credits) for our North America copper mines would approximate $1.25 per pound of copper for the year 2010, compared with $1.11 per pound in 2009. Each $2 per pound change in the average price of molybdenum during fourth-quarter 2010 would have an approximate $0.01 per pound impact on the North America copper mines’ 2010 unit net cash costs.

South America Mining
We have four copper mines in South America – Cerro Verde in Peru, and Candelaria, Ojos del Salado and El Abra in Chile. We own a 53.56 percent interest in Cerro Verde, an 80 percent interest in both Candelaria and Ojos del Salado and a 51 percent interest in El Abra.

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

El Abra Sulfide. We are engaged in construction activities associated with the development of a large sulfide deposit at El Abra to extend its mine life by over 10 years. Construction activities for the initial phase of the project are approximately 55 percent complete, and are expected to be complete in 2011. Production from the sulfide ore, which is projected to ramp up to approximately 300 million pounds of copper per year, is expected to replace the currently depleting oxide copper production beginning in 2011. The aggregate capital investment for this project is expected to total $725 million through 2015, of which approximately $565 million is for the initial phase of the project. Aggregate project costs of $269 million have been incurred as of September 30, 2010, of which $194 million was incurred during the first nine months of 2010.

We are also engaged in studies for a potential milling operation at El Abra to process additional sulfide material and to achieve higher recoveries.

Cerro Verde Expansion. We are completing a project to increase throughput at the existing Cerro Verde concentrator. This project, which is expected to be completed by the end of 2010, is designed to add 30 million pounds of additional copper production per year by increasing mill throughput from 108,000 metric tons of ore per day to 120,000 metric tons of ore per day. The aggregate capital investment for this project is expected to total approximately $50 million.

In addition, we are evaluating the potential for a large-scale concentrator expansion at Cerro Verde. Reserve additions in recent years have provided opportunities to significantly expand the existing facility’s capacity. A range of expansion options are being considered and the related feasibility study is expected to be completed in the first half of 2011.

Other Matters. As reported in Note 14 of our report on Form 10-K for the year ended December 31, 2009, Cerro Verde was notified by SUNAT, the Peruvian national tax authority, of its intent to assess mining royalties related to the minerals processed by the Cerro Verde concentrator, which was added to Cerro Verde’s processing facilities in late 2006. In August 2009, Cerro Verde received a formal assessment approximating $50 million in connection with its alleged obligations for mining royalties and fines for the period from October 2006 through December

2007. In April 2010, SUNAT issued a ruling denying Cerro Verde’s protest of the assessment, and in May 2010 Cerro Verde appealed this decision to the Tax Court. Cerro Verde has also received a formal assessment approximating $40 million in royalties for the year 2008, and a request for information for mining royalties covering the year 2009. SUNAT may continue to assess mining royalties annually until this matter is resolved by the Tax Court.

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

During 2006, the Peruvian government announced that all mining companies operating in Peru would make annual contributions to local development funds for a five-year period (covering the years 2006 through 2010) when copper prices exceed certain levels. Cerro Verde's contribution is equal to 3.75 percent of after-tax profits totaling $26 million for the first nine months of 2010 and $28 million for the year 2009. It is not certain whether the contribution will be extended, abandoned, or replaced by a tax or different mechanism. We will continue to monitor the activity associated with this matter.

In July 2010, the Chilean legislature approved and enacted a temporary increase to the provisional corporate income tax rate for 2011 and 2012. Taxes paid as a result of the increase will be available as a credit against withholding taxes applicable on distributions to non-resident shareholders.  As a result, the increase in the corporate income tax rate did not have an impact on our financial results for the first nine months of 2010, and we do not expect the change in rates to have a significant impact on our financial results in 2011 and 2012.

In October 2010, the Chilean legislature approved an increase in mining royalty taxes to help fund earthquake reconstruction activities, education and health programs. Mining royalty taxes at our Chilean operations are currently stabilized through 2017 at a rate of 4 percent, and totaled $26 million in 2009. However, under the new legislation we have the option to transfer from our stabilized rate to a sliding scale of 5 to 9 percent for the years 2010 through 2012, and would return to the 4 percent rate for the years 2013 through 2017. Beginning in 2018 through 2023, rates would move to a sliding scale of 5 to 14 percent. We are currently evaluating implementation of the proposal, and estimate that, if we elect to participate, the additional royalty from the increased rates would approximate $15 million for the first nine months of 2010.

Operating Data. Following is summary operating data for our South America mining operations for the third quarters and first nine months of 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Copper (millions of recoverable pounds)
Production	356	340	1,007	1,046
Sales	377	327	995	1,040
Average realized price per pound	$3.55	$2.79	$3.36	$2.43

Gold (thousands of recoverable ounces)
Production	29	22	68	69
Sales	30	20	69	68
Average realized price per ounce	$1,265	$976	$1,211	$935

Molybdenum (millions of recoverable pounds)
Productiona	2	–	5	1

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	281,000	251,500	261,500	254,100
Average copper ore grade (percent)	0.39	0.46	0.42	0.45
Copper production (millions of recoverable pounds)	122	142	385	420

Mill operations
Ore milled (metric tons per day)	193,800	174,200	187,100	181,000
Average ore grade (percent):b
Copper	0.69	0.66	0.64	0.67
Molybdenum	0.02	0.02	0.02	0.02
Copper recovery rate (percent)	90.7	89.0	90.0	89.4
Production (recoverable):
Copper (millions of pounds)	234	198	622	626
Gold (thousands of ounces)	29	22	68	69
Molybdenum (millions of pounds)	2	–	5	1

a.	Reflects by-product molybdenum production from our Cerro Verde copper mine. Sales of by-product molybdenum are reflected in the Molybdenum division.

b.	Average ore grades of gold produced at our South America mining operations rounds to less than 0.001 grams per metric ton.

Copper sales volumes from our South America mining operations increased to 377 million pounds in third-quarter 2010, compared with 327 million pounds in third-quarter 2009, primarily reflecting higher ore grades and mill throughput at Candelaria and timing of shipments at Cerro Verde, partly offset by anticipated lower ore grades at El Abra. For the first nine months of 2010, copper sales volumes decreased to 995 million pounds, compared with 1.0 billion pounds for the first nine months of 2009, primarily reflecting anticipated lower ore grades at El Abra and timing of shipments at Cerro Verde.

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

Gross Profit per Pound of Copper

The following tables summarize unit net cash costs and gross profit per pound of copper at the South America mining operations for the third quarters and first nine months of 2010 and 2009. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had small amounts of molybdenum, gold and silver sales. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	By-Product	Co-Product	By-Product	Co-Product
	Method	Method	Method	Method
Revenues, excluding adjustments	$3.55	$3.55	$2.79	$2.79

Site production and delivery, before net noncash
and other costs shown below	1.16	1.09	1.14	1.09
By-product credits	(0.21)	–	(0.10)	–
Treatment charges	0.18	0.18	0.15	0.15
Unit net cash costs	1.13	1.27	1.19	1.24
Depreciation, depletion and amortization	0.17	0.17	0.20	0.20
Noncash and other costs, net	0.02	0.02	0.01	0.02
Total unit costs	1.32	1.46	1.40	1.46
Revenue adjustments, primarily for pricing on
prior period open sales	0.28	0.28	0.37	0.37
Other non-inventoriable costs	(0.04)	(0.03)	(0.03)	(0.02)
Gross profit per pound	$2.47	$2.34	$1.73	$1.68

Copper sales (millions of recoverable pounds)	377	377	327	327

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	By-Product	Co-Product	By-Product	Co-Product
	Method	Method	Method	Method
Revenues, excluding adjustments	$3.36	$3.36	$2.43	$2.43

Site production and delivery, before net noncash
and other costs shown below	1.19	1.12	1.05	0.99
By-product credits	(0.19)	–	(0.11)	–
Treatment charges	0.15	0.15	0.15	0.14
Unit net cash costs	1.15	1.27	1.09	1.13
Depreciation, depletion and amortization	0.19	0.18	0.19	0.19
Noncash and other costs, net	0.01	0.01	0.01	0.01
Total unit costs	1.35	1.46	1.29	1.33
Revenue adjustments, primarily for pricing on
prior period open sales	(0.01)	(0.01)	0.11	0.11
Other non-inventoriable costs	(0.03)	(0.03)	(0.02)	(0.02)
Gross profit per pound	$1.97	$1.86	$1.23	$1.19

Copper sales (millions of recoverable pounds)	995	995	1,040	1,040

Lower unit net cash costs (net of by-product credits) for our South America mining operations of $1.13 per pound of copper in third-quarter 2010, compared with $1.19 per pound in third-quarter 2009, primarily reflected higher by-product credits ($0.11 per pound) associated with higher gold and molybdenum volumes and prices, partly offset by higher treatment charges ($0.03 per pound) and higher site production and delivery costs ($0.02 per pound). Higher site production and delivery costs in third-quarter 2010 were primarily related to higher input costs and the impact of higher copper prices on profit sharing programs, partly offset by higher sales volumes.

Higher unit net cash costs (net of by-product credits) for our South America mining operations of $1.15 per pound of copper for the first nine months of 2010, compared with $1.09 per pound for the first nine months of 2009, primarily reflected higher site production and delivery costs ($0.14 per pound) associated with higher sales volumes and the impact of higher copper prices on profit sharing programs. Partly offsetting higher site production and delivery costs were higher by-product credits ($0.08 per pound) associated with higher molybdenum volumes and prices and higher gold prices.

Our South America mines have varying cost structures because of differences in ore grades and ore characteristics, processing costs, by-products and other factors. Assuming achievement of current 2010 sales volume and cost estimates, we estimate that average unit net cash costs (net of by-product credits) for our South America mining operations would approximate $1.16 per pound of copper in 2010, compared with $1.12 per pound in 2009.

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

Development Activities. We have several projects in progress in the Grasberg minerals district, including development of the large-scale, high-grade underground ore bodies located beneath and adjacent to the Grasberg open pit. Aggregate capital spending on these projects is expected to approximate $350 million for the year 2010 ($275 million net to PT Freeport Indonesia). Over the next several years, aggregate capital spending on these projects is expected to average $500 million per year ($400 million net to PT Freeport Indonesia). Considering the long-term nature and large size of these projects, actual costs could differ materially from these estimates.

The following provides additional information on these projects, including the continued development of the Common Infrastructure project, the Grasberg Block Cave and Big Gossan underground mines, a further expansion of the Deep Ore Zone (DOZ) underground mine and development of the Deep Mill Level Zone (DMLZ) ore body.

Common Infrastructure and Grasberg Block Cave. In 2004, PT Freeport Indonesia commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system has reached the Big Gossan terminal and development of the lower Big Gossan infrastructure is ongoing. We have also advanced development of the Grasberg spur and have completed the tunneling required to reach the Grasberg underground ore body. Development continues on the Grasberg Block Cave terminal infrastructure and mine access.

In 2008, we completed the feasibility study for the development of the Grasberg Block Cave underground mine, which accounts for over one-third of our reserves in Indonesia. Production at the Grasberg Block Cave mine is currently scheduled to commence at the end of mining the Grasberg open pit, which is expected to continue until mid-2016. The timing of the transition to underground Grasberg Block Cave mine development will continue to be assessed.

Based on the 2008 feasibility study, aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $3.6 billion, which are expected to be incurred between 2008 and 2021, with PT Freeport Indonesia’s share totaling approximately $3.4 billion. Aggregate project costs totaling $213 million have been incurred through September 30, 2010, of which $96 million was incurred during the first nine months of 2010. Targeted production rates once the Grasberg Block Cave mining operation reaches full capacity are expected to approximate 160,000 metric tons of ore per day.

Big Gossan. The Big Gossan underground mine is a high-grade deposit located near PT Freeport Indonesia’s existing milling complex. The Big Gossan mine is being developed as an open-stope mine with backfill consisting of mill tailings and cement, an established mining methodology expected to be higher cost than the block-cave method used at the DOZ mine. Production is ongoing and designed to ramp up to 7,000 metric tons of ore per day by late 2012 (equal to average annual aggregate incremental production of 125 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts). The aggregate capital investment for this project is currently estimated at approximately $535 million, with PT Freeport Indonesia’s share totaling approximately $500 million. Aggregate project costs of $430 million have been incurred through September 30, 2010, of which $53 million was incurred during the first nine months of 2010.

DOZ Expansion. PT Freeport Indonesia’s further expansion of the DOZ mine to 80,000 metric tons of ore per day was completed in first-quarter 2010. The capital cost for this expansion approximated $100 million, with PT Freeport Indonesia’s share totaling approximately $60 million. The success of the development of the DOZ mine, one of the world’s largest underground mines, provides confidence in the future development of PT Freeport Indonesia’s large-scale undeveloped underground ore bodies.

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. The DMLZ feasibility study was completed in fourth-quarter 2009. We plan to mine the ore body using a block-cave method with production beginning in 2015, near completion of mining at the DOZ. Drilling efforts continue to determine the extent of this ore body. We continue to develop the Common Infrastructure project and tunnels from mill level. In 2009, we completed a portion of the spur to the DMLZ mine and reached the edge of the DMLZ terminal, and development continues on terminal infrastructure and mine access. Aggregate mine development capital costs for the DMLZ are expected to approximate $2.1 billion with PT Freeport Indonesia’s share totaling approximately $1.2 billion, which are expected to be incurred from 2009 to 2020. Aggregate project costs totaling $82 million have been incurred through September 30, 2010, including $57 million during the first nine months of 2010. Targeted production rates once the DMLZ mining operation reaches full capacity are expected to approximate 80,000 metric tons of ore per day.

Other Matters. In October 2010, PT Freeport Indonesia received an assessment for additional tax payments from the Indonesian tax authorities related to various audit exceptions for the year 2005. PT Freeport Indonesia is reviewing the assessment and will work with the Indonesian tax authorities to resolve disputed audit exceptions.

From July 2009 through January 2010, there were a series of shooting incidents along the road leading to our mining and milling operations at the Grasberg minerals district. In connection with these incidents there were three fatalities in July 2009, and there have been a number of injuries. The Indonesian government has responded with additional security forces and expressed a strong commitment to protect the safety of the community and our operations. The investigation of these matters is continuing, and we have taken precautionary measures, including limiting use of the road to secured convoys. Our mining and milling activities have continued uninterrupted; however, prolonged limitations on access to the road could adversely affect operations at the mine. See “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009, for further discussion of these matters.

Operating Data. Following is summary operating data for our Indonesia mining operations for the third quarters and first nine months of 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Consolidated Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	358	331	913	1,138
Sales	364	330	919	1,131
Average realized price per pound	$3.60	$2.77	$3.36	$2.41

Gold (thousands of recoverable ounces)
Production	462	685	1,185	2,033
Sales	466	683	1,200	2,015
Average realized price per ounce	$1,266	$988	$1,204	$944

100% Operating Data
Ore milled (metric tons per day):
Grasberg open pita	150,400	172,100	150,300	167,500
DOZ underground minea	78,500	69,100	78,500	71,300
Total	228,900	241,200	228,800	238,800
Average ore grade:
Copper (percent)	0.92	0.90	0.84	1.04
Gold (grams per metric ton)	0.92	1.33	0.81	1.32
Recovery rates (percent):
Copper	89.1	90.7	88.8	90.7
Gold	83.6	84.7	80.6	83.5
Production (recoverable):
Copper (millions of pounds)	362	385	975	1,298
Gold (thousands of ounces)	513	799	1,298	2,267

a.	Amounts represent the approximate average daily throughput processed at PT Freeport Indonesia’s mill facilities from each producing mine.

At the Grasberg mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production resulting in varying quarterly and annual sales of copper and gold. Anticipated changes in ore grade throughout the year have resulted in significant variability in quarterly volumes during the first nine months of 2010. PT Freeport Indonesia’s share of sales totaled 364 million pounds of copper and 466 thousand ounces of gold in third-quarter 2010 and 919 million pounds of copper and 1.2 million ounces of gold for the first nine months of 2010, compared with 330 million pounds of copper and 683 thousand ounces of gold in third-quarter 2009 and 1.1 billion pounds of copper and 2.0 million ounces of gold for the first nine months of 2009. Higher copper sales volumes in third-quarter 2010, compared with third-quarter 2009, reflected higher sharing in accordance with joint venture arrangements; third-quarter 2010 gold sales volumes were lower because of sequencing of mining in the Grasberg open pit.

We expect PT Freeport Indonesia sales to approximate 1.2 billion pounds of copper and 1.8 million ounces of gold for the year 2010, compared with 1.4 billion pounds of copper and 2.5 million ounces of gold in 2009. Lower projected copper and gold sales volumes for 2010 reflect the mining of lower grade material in 2010.

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

Gross Profit per Pound of Copper/per Ounce of Gold

The following tables summarize the unit net cash costs (credits) and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the third quarters and first nine months of 2010 and 2009. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	By-Product	Co-Product Method		By-Product	Co-Product Method
	Method	Copper	Gold	Method	Copper	Gold
Revenues, excluding adjustments	$3.60	$3.60	$1,265.90	$2.77	$2.77	$987.55

Site production and delivery, before net noncash
and other costs shown below	1.43	0.98	343.80	1.10	0.63	224.69
Gold and silver credits	(1.67)	–	–	(2.10)	–	–
Treatment charges	0.22	0.15	52.45	0.24	0.13	48.33
Royalty on metals	0.12	0.08	29.43	0.12	0.07	24.24
Unit net cash costs (credits)	0.10	1.21	425.68	(0.64)	0.83	297.26
Depreciation and amortization	0.20	0.14	47.59	0.20	0.11	39.82
Noncash and other costs, net	0.02	0.01	4.28	0.01	0.01	2.42
Total unit costs (credits)	0.32	1.36	477.55	(0.43)	0.95	339.50
Revenue adjustments, primarily for pricing on
prior period open sales	0.22	0.22	(9.83)	0.49	0.49	4.80
PT Smelting intercompany profit	(0.09)	(0.06)	(21.23)	(0.02)	(0.01)	(5.65)
Gross profit per pound/ounce	$3.41	$2.40	$757.29	$3.67	$2.30	$647.20

Copper sales (millions of recoverable pounds)	364	364		330	330
Gold sales (thousands of recoverable ounces)			466			683

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	By-Product	Co-Product Method		By-Product	Co-Product Method
	Method	Copper	Gold	Method	Copper	Gold
Revenues, excluding adjustments	$3.36	$3.36	$1,203.79	$2.41	$2.41	$944.05

Site production and delivery, before net noncash
and other costs shown below	1.52	1.02	367.25	0.98	0.57	222.78
Gold and silver credits	(1.63)	–	–	(1.74)	–	–
Treatment charges	0.23	0.16	55.96	0.22	0.12	49.92
Royalty on metals	0.12	0.08	28.47	0.10	0.06	22.92
Unit net cash costs (credits)	0.24	1.26	451.68	(0.44)	0.75	295.62
Depreciation and amortization	0.21	0.14	50.40	0.18	0.11	41.81
Noncash and other costs, net	0.03	0.03	8.02	0.03	0.02	5.89
Total unit costs (credits)	0.48	1.43	510.10	(0.23)	0.88	343.32
Revenue adjustments, primarily for pricing on
prior period open sales	(0.01)	(0.01)	1.13	0.05	0.05	2.74
PT Smelting intercompany profit	–	–	(0.89)	(0.04)	(0.02)	(9.38)
Gross profit per pound/ounce	$2.87	$1.92	$693.93	$2.65	$1.56	$594.09

Copper sales (millions of recoverable pounds)	919	919		1,131	1,131
Gold sales (thousands of recoverable ounces)			1,200			2,015

Because of the fixed nature of a large portion of PT Freeport Indonesia’s costs, unit costs vary significantly from period to period depending on copper and gold sales volumes. Unit net cash costs (net of gold and silver credits) for PT Freeport Indonesia averaged $0.10 per pound of copper in third-quarter 2010 and $0.24 per pound for the first nine months of 2010, compared with net credits of $0.64 per pound in third-quarter 2009 and $0.44 per pound for the first nine months of 2009. Higher unit net cash costs in the 2010 periods primarily reflected higher site production and delivery costs ($0.33 per pound for the quarter and $0.54 per pound for the nine-month period) and lower gold credits ($0.43 per pound for the quarter and $0.11 per pound for the nine-month period) as a result of lower gold sales volumes. Higher site production and delivery costs in the 2010 periods primarily reflected higher input costs (including materials, labor and energy), higher support costs and higher cost sharing under joint venture arrangements. These higher costs were partly offset by higher copper sales volumes in the quarterly period and included the impact of lower copper sales volumes for the nine-month period.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

Because certain assets are depreciated on a straight-line basis, PT Freeport Indonesia’s unit depreciation rate varies with the level of copper production and sales.

Assuming achievement of current 2010 sales volume and cost estimates, and an average gold price of $1,300 per ounce for fourth-quarter 2010, we estimate that average unit net cash costs for PT Freeport Indonesia (net of gold and silver credits) would approximate $0.05 per pound of copper in 2010, compared with a net credit of $0.49 per pound in 2009. Each $50 per ounce change in the average price of gold during fourth-quarter 2010 would have an approximate $0.02 per pound impact on PT Freeport Indonesia’s 2010 unit net cash costs.

Africa Mining
Africa mining includes the Tenke copper and cobalt mining concessions in the Katanga province of the DRC. The Tenke mine includes open-pit mining, leaching and SX/EW operations. Copper production from the Tenke mine is sold as copper cathode. In addition to copper, the Tenke mine produces cobalt hydroxide.

In October 2010, the government of the DRC announced the conclusion of the review of Tenke Fungurume’s mining contracts. The conclusion of the review process confirmed that TFM’s existing mining contracts are in good standing and acknowledged the rights and benefits granted under those contracts. TFM’s key fiscal terms, including a 30 percent income tax rate, a 2 percent mining royalty rate and a 1 percent export fee, will continue to apply and are consistent with the rates in the DRC’s current Mining Code. In connection with the review, TFM made several commitments, which it expects to be reflected in amendments to its mining contracts, including (1) an increase in the ownership interest of La Générale des Carrières et des Mines’ (Gécamines), which is wholly owned by the government of the DRC, from 17.5 percent (non-dilutable) to 20.0 percent (non-dilutable), resulting in a decrease of our effective ownership interest from 57.75 percent to 56.0 percent and Lundin Mining Corporation’s effective ownership interest from 24.75 percent to 24.0 percent; (2) an additional royalty of $1.2 million for each 100,000 metric tons of proven and probable copper reserves above 2.5 million metric tons at the time new reserves are established by us; (3) additional payments totaling $30 million to be paid in six equal installments of $5 million upon reaching certain production milestones; (4) conversion of $50 million in intercompany loans to equity; (5) a payment of $5 million for surface area fees and ongoing surface area fees of approximately $0.8 million annually; (6) incorporating clarifying language stating that TFM’s rights and obligations are governed by its Amended and Restated Mining Convention; and (7) expanding Gécamines’ participation in TFM management. We have also reiterated our commitment to the use of local services and Congolese employment. In connection with the modifications, the annual interest rate on advances from TFM shareholders would increase from the current rate of LIBOR plus 2 percent to LIBOR plus 6 percent. TFM’s existing mining contracts will continue in full force and effect until the revised terms noted above are incorporated into those contracts, including the Amended and Restated Mining Convention and Amended and Restated Shareholders’ Agreement, both entered into in 2005.

Operating and Development Activities. Construction activities for the initial development project are complete, and initial copper production commenced in late March 2009, with targeted copper production rates achieved in September 2009. The cobalt and sulphuric acid plants were commissioned in third-quarter 2009. Start-up and quality issues continue to be addressed in the cobalt circuit and corrective actions will be implemented over the next several quarters. Based on the 10-year average of the initial design operations, Tenke expected to produce approximately 250 million pounds of copper and 18 million pounds of cobalt per year. However, higher grades of cobalt are expected to result in higher than average annual cobalt production in the initial years.

We continue to engage in drilling activities, exploration analyses and metallurgical testing to evaluate the potential of the highly prospective minerals district at Tenke. These analyses are being incorporated in future plans to evaluate opportunities for expansion. We are completing studies to evaluate a second phase of the project, which would include optimizing the current plant and increasing capacity. A range of expansion options are being considered, and we expect production volumes from the project to expand significantly over time. Future expansions are subject to a number of factors, including economic and market conditions and the business and investment climate in the DRC.

Other Matters. We are negotiating the labor agreement covering all national Tenke Fungurume employees, which came up for review in May 2010.

Operating Data. Following is summary operating data for our Africa mining operations for the third quarters and first nine months of 2010 and 2009:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010	2009a

Copper (millions of recoverable pounds)
Production	69	54		195	90
Sales	73	40		194	66
Average realized price per poundb	$3.36	$2.76		$3.22	$2.57

Cobalt (millions of contained pounds)
Production	5	N/A	c	14	N/A	c
Sales	6	N/A	c	13	N/A	c
Average realized price per pound	$11.93	N/A	c	$11.51	N/A	c

Ore milled (metric tons per day)	11,800	7,900		10,100	7,100
Average ore grade (percent):
Copper	3.20	3.66		3.55	3.44
Cobalt	0.39	N/A	c	0.40	N/A	c
Copper recovery rate (percent)	90.5	89.3		91.0	90.5

a.	Represents results since March 2009.

b.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

c.	Comparative results for the 2009 periods have not been included as start-up activities were still under way.

Consolidated sales volumes from Tenke are expected to approximate 250 million pounds of copper and 20 million pounds of cobalt for the year 2010, compared with 130 million pounds of copper and 3 million pounds of cobalt for 2009.

The milling facilities at Tenke, which were designed to produce at a capacity rate of 8,000 metric tons of ore per day, have been performing above capacity in recent months, with third-quarter 2010 mill throughput averaging 11,800 metric tons of ore per day. Additionally, Tenke is procuring additional equipment that will enable additional high-grade material to be mined and processed beginning in 2011. As a result of these enhancements to the mine plan and using an expected mill throughput rate of 10,000 metric tons of ore per day, we estimate the average annual copper production at Tenke will increase to approximately 290 million pounds of copper during 2011.

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

Gross Profit per Pound of Copper/per Pound of Cobalt

The following table summarizes the unit net cash costs and gross profit per pound of copper and cobalt at our Africa mining operation for the third quarter and first nine months of 2010. Comparative information for the 2009 periods have not been included as start up activities were still under way. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
	By-Product		Co-Product Method		By-Product		Co-Product Method
	Method		Copper	Cobalt	Method		Copper	Cobalt
Revenues, excluding adjustmentsa	$3.36		$3.36	$11.93	$3.22		$3.22	$11.51

Site production and delivery, before net noncash
and other costs shown below	1.44		1.19	6.05	1.37		1.23	5.88
Cobalt credits	(0.65	)b	–	–	(0.54	)b	–	–
Royalty on metals	0.07		0.06	0.19	0.07		0.06	0.19
Unit net cash costs	0.86		1.25	6.24	0.90		1.29	6.07
Depreciation, depletion and amortization	0.46		0.39	0.89	0.49		0.40	1.24
Noncash and other costs, net	0.20		0.16	0.37	0.09		0.07	0.22
Total unit costs	1.52		1.80	7.50	1.48		1.76	7.53
Revenue adjustments, primarily for pricing on
prior period open sales	0.03		0.03	(0.89)	–		–	0.28
Other non-inventoriable costs	(0.04)		(0.04)	(0.09)	(0.08)		(0.07)	(0.21)
Gross profit per pound	$1.83		$1.55	$3.45	$1.66		$1.39	$4.05

Copper sales (millions of recoverable pounds)	73		73		194		194
Cobalt sales (millions of contained pounds)				6				13

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Unit net cash costs (net of cobalt credits) for Tenke averaged $0.86 per pound of copper in third-quarter 2010 and $0.90 per pound of copper for the first nine months of 2010.

In July 2010, we updated our cost estimates for Tenke to incorporate changes in sulphuric acid consumption and input costs, transportation costs, and increased government fees and administrative costs associated with the complex nature of the operating environment in the DRC. Assuming achievement of 2010 sales volumes, our revised cost estimates and an average cobalt price of $12 per pound for fourth-quarter 2010, we estimate that average unit net cash costs for Tenke (net of cobalt credits) would approximate $0.93 per pound of copper for 2010. Each $2 per pound change in the average price of cobalt would have an approximate $0.04 per pound impact on Tenke’s unit net cash costs.

Molybdenum
Our Molybdenum operation is an integrated producer of molybdenum, with mining, sulfide ore concentrating, roasting and processing facilities that produce high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products, which are sold to customers around the world, and includes the wholly owned Henderson molybdenum mine in Colorado and related conversion facilities. The Henderson underground mine produces high-purity, chemical-grade molybdenum concentrates, which are typically further processed into value-added molybdenum chemical products. The Molybdenum operation also includes the wholly owned Climax molybdenum mine in Colorado, which has been on care-and-maintenance status since 1995; a sales company that purchases and sells molybdenum from our Henderson mine and from our North and South America copper mines that produce molybdenum as a by-product; and related conversion facilities that, at times, roast and/or process material on a toll basis for third parties. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities for processing into a product that is returned to the customer, who pays us for processing their material into the specified products.

Operating and Development Activities. Molybdenum markets were weakened significantly in late 2008 because of the downturn in global economic conditions, which resulted in the Henderson molybdenum mine operating at reduced rates throughout 2009. Subsequent improved market conditions have resulted in an increase in Henderson’s rates to approximately 90 percent capacity.

Construction activities at the Climax molybdenum mine are continuing. Current achievements at Climax include mobilization of key personnel and contractors, completion of concrete foundations for various equipment installations and preparation for winter construction activities. We plan to continue to advance the construction and will monitor market conditions to determine the timing for startup of mining and milling activities. We believe that this project is one of the most attractive primary molybdenum development projects in the world, with large scale production capacity, attractive cash costs and future growth options. The Climax molybdenum mine would have an initial annual design capacity of 30 million pounds with significant expansion options. Estimated remaining costs for the project approximate $500 million, of which $23 million was incurred during the first nine months of 2010.

Operating Data. Following is summary operating data for the Molybdenum operations for the third quarters and first nine months of 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Molybdenum (millions of recoverable pounds)
Productiona	10	8	30	21
Sales, excluding purchasesb	17	16	50	42
Average realized price per pound	$16.06	$13.95	$16.43	$11.93

Henderson molybdenum mine
Ore milled (metric tons per day)	23,000	17,600	23,000	14,800
Average molybdenum ore grade (percent)	0.25	0.26	0.25	0.26
Molybdenum production (millions of recoverable pounds)	10	8	30	21

a.	Reflects production at the Henderson molybdenum mine.

b.	Includes sales of molybdenum produced as a by-product at our North and South America copper mines.

Molybdenum sales volumes increased to 17 million pounds in third-quarter 2010 and 50 million pounds for the first nine months of 2010, compared with 16 million pounds in third-quarter 2009 and 42 million pounds for the first nine months of 2009, reflecting improved demand in the chemical sector.

Molybdenum sales volumes are expected to approximate 65 million pounds for the year 2010, of which approximately 30 million pounds represents by-product production from our North and South America copper mines, compared with 58 million pounds in 2009, of which 27 million pounds represented by-product production from our North and South America copper mines.

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

Gross Profit per Pound of Molybdenum

The following table summarizes the unit net cash costs and gross profit per pound of molybdenum at our Henderson molybdenum mine for the third quarters and first nine months of 2010 and 2009. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009a	2010	2009a
Revenues, excluding adjustments	$15.42	$14.12	$15.84	$12.47

Site production and delivery, before net noncash
and other costs shown below	4.87	4.68	4.67	5.33
Treatment charges and other	1.07	1.07	1.08	1.09
Unit net cash costs	5.94	5.75	5.75	6.42
Depreciation, depletion and amortization	0.83	1.00	0.83	0.98
Noncash and other costs, net	0.03	0.03	0.03	0.04
Total unit costs	6.80	6.78	6.61	7.44
Gross profitb	$8.62	$7.34	$9.23	$5.03

Molybdenum sales (millions of recoverable pounds)c	10	8	30	21

a.	Revenues and costs were adjusted to include freight and downstream conversion costs in net cash costs; gross profit was not affected by these adjustments.

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

Henderson’s unit net cash costs totaled $5.94 per pound of molybdenum in third-quarter 2010 and $5.75 per pound of molybdenum for the first nine months of 2010, compared with $5.75 per pound of molybdenum in third-quarter 2009 and $6.42 per pound of molybdenum for the first nine months of 2009. Henderson’s unit net cash costs in the 2010 periods were impacted by higher mining costs. However, for the first nine months of 2010, the increases in mining costs were more than offset by the impact of higher molybdenum production from the Henderson mine.

Assuming achievement of current 2010 sales volume and cost estimates, we estimate that the 2010 average unit net cash costs for Henderson would approximate $6.00 per pound of molybdenum, compared with $6.52 per pound in 2009.

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

Atlantic Copper Smelting & Refining
Atlantic Copper, our wholly owned subsidiary located in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. Our Indonesia mining operation sells copper concentrate and our South America mining operations sell copper concentrate and copper cathode to Atlantic Copper. Through downstream integration, we are assured placement of a significant portion of our concentrate production. During the first nine months of 2010, Atlantic Copper purchased approximately 25 percent of its concentrate requirements from our Indonesia mining operation and approximately 25 percent from our South America mining operations.

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

Atlantic Copper had operating losses of $8 million in third-quarter 2010 and $21 million for the first nine months of 2010, compared with $11 million in third-quarter 2009 and $40 million for the first nine months of 2009. Lower operating losses for Atlantic Copper during the 2010 periods primarily reflected higher sulphuric acid and gold revenues associated with higher prices.

We defer recognizing profits on sales from our Indonesia and South America mining operations to Atlantic Copper and on 25 percent of our Indonesia mining sales to PT Smelting until final sales to third parties occur. Our net deferred profits on our Indonesia and the South America mining operations’ inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and noncontrolling interests totaled $93 million at June 30, 2010, and $199 million at September 30, 2010. Changes in these deferrals attributable to variability in intercompany volumes resulted in net reductions to net income attributable to FCX common stockholders totaling $38 million ($0.08 per share) in third-quarter 2010 and net reductions of $66 million ($0.14 per share) for the first nine months of 2010, compared with net reductions of $5 million ($0.01 per share) in third-quarter 2009 and $8 million ($0.02 per share) for the first nine months of 2009. Quarterly variations in ore grades, the timing of intercompany shipments and changes in prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes and other working capital changes and other factors. As a result of weak economic conditions, we revised our operating plans at the end of 2008 and in early 2009 to protect liquidity while preserving our large mineral resources and growth options for the longer term. However, strong operating performance and improved copper prices since the end of 2008 have enabled us to enhance our financial and liquidity position, reduce debt and reinstate cash dividends to shareholders, while maintaining our future growth opportunities. In addition, we have resumed certain project development activities at our mining operations (refer to “Operations” for further discussion). We view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy, and will continue to adjust our operating strategy as market conditions change.

Based on current mine plans and subject to future copper, gold and molybdenum prices, we expect estimated  operating cash flows for the near-term to be greater than our budgeted capital expenditures, expected debt payments, dividends, noncontrolling interest distributions and other cash requirements.

Agreement to Invest in McMoRan Exploration Co. (MMR). In September 2010, we entered into an agreement to purchase 500,000 shares of MMR’s 5¾% Convertible Perpetual Preferred Stock (the Preferred Stock) for an aggregate purchase price of $500 million. The Preferred Stock will initially be convertible into 62.5 shares of MMR common stock per share of Preferred Stock (an aggregate of 31.25 million shares of MMR common stock), or an initial conversion price of $16 per share of MMR common stock. We expect to account for this investment under the cost method.

MMR is engaged in exploration, development and production of oil and natural gas in the shallow waters of the Gulf of Mexico Shelf. MMR is currently undertaking a major capital program to fund recent success and additional exploration. Our investment will allow us to participate in MMR’s highly prospective North American exploration and development activities, which have the potential to generate significant value.

Closing of the investment is expected by year-end 2010 and is conditioned on the concurrent completion of MMR’s proposed oil and gas property acquisition from Plains Explorations & Production Company, MMR shareholder approval of the issuance of the securities to FCX and other customary closing conditions. The description of the Preferred Stock purchase and related agreements and information contained in Item 1.01 of our current report on Form 8-K filed with the SEC on September 23, 2010, is incorporated herein by reference.

Cash and Cash Equivalents
At September 30, 2010, we had consolidated cash and cash equivalents of $3.7 billion. The following table reflects the U.S. and international components of consolidated cash and cash equivalents at September 30, 2010, and December 31, 2009 (in billions):

	September 30,	December 31,
	2010	2009
Cash at domestic companiesa	$1.4	$1.5
Cash at international operations	2.3	1.2
Total consolidated cash and cash equivalents	3.7	2.7
Less: Noncontrolling interests’ share	(0.6)	(0.3)
Cash, net of noncontrolling interests’ share	3.1	2.4
Less: Withholding taxes and other	(0.2)	(0.2)
Net cash available	$2.9	$2.2

a.	Includes cash at our parent company and North America operations.

Operating Activities
We generated operating cash flows totaling $4.2 billion for the first nine months of 2010, net of $529 million for working capital uses. Operating cash flows generated for the first nine months of 2009 totaled $2.9 billion, net of $447 million for working capital uses (which included approximately $600 million related to settlement of final pricing with customers on 2008 provisionally priced copper sales). Higher operating cash flows for the first nine months of 2010, compared with the first nine months of 2009, primarily reflected higher copper prices.

Refer to “Outlook” for further discussion of projected operating cash flows for 2010.

Investing Activities
Capital expenditures, including capitalized interest, decreased to $877 million for the first nine months of 2010, compared with $1.1 billion for the first nine months of 2009, primarily reflecting the effects of lower capital spending for the Tenke development project, for which construction activities were substantially complete by mid-2009. Partly offsetting lower spending at Tenke was higher spending associated with underground development projects at Grasberg and the sulfide ore project at El Abra.

Capital expenditures for the year 2010 are expected to approximate $1.6 billion, including $0.7 billion for major projects, primarily associated with the sulfide ore project at El Abra, underground development activities at Grasberg, construction activities at the Climax molybdenum mine and a new sulphur burner facility at Safford. For 2009, capital expenditures totaled $1.6 billion, which included $0.8 billion for major projects. We have resumed certain project development activities at our mining operations and a number of studies are ongoing, which are expected to result in increased capital spending programs. Refer to “Operations” for further discussion.

Financing Activities
Debt and Equity Transactions. At September 30, 2010, total debt approximated $4.8 billion, and we had 471 million common shares outstanding.

Since January 1, 2009, we have repaid approximately $2.6 billion in debt, resulting in estimated annual interest savings of $163 million based on current interest rates. We have no significant debt maturities in the near term; however, we may consider opportunities to prepay debt in advance of scheduled maturities.

During October 2010, we made open-market purchases of $18 million of our 9½% Senior Notes for $26 million. We expect to record an approximate $4 million loss on early extinguishment of debt in fourth-quarter 2010 in connection with these open-market purchases.

On April 1, 2010, we redeemed all of our $1 billion of outstanding Senior Floating Rate Notes due 2015 for which holders received 101 percent of the principal amount together with accrued and unpaid interest. In addition, during the first nine months of 2010, we made open-market purchases of $547 million of our 8.25% Senior Notes and 8.375% Senior Notes at a cost of $595 million (refer to Note 6 for further discussion). Our 8.25% Senior Notes are redeemable in whole or in part, at our option, at make-whole redemption prices prior to April 1, 2011, and afterwards at stated redemption prices.

In August 2009, we redeemed $340 million of our 6⅞% Senior Notes for $352 million (plus accrued and unpaid interest). In addition, during September 2009, we purchased in the open market $99 million of our 8.25% Senior Notes for $107 million and $92 million of our 8.375% Senior Notes for $99 million. Refer to Note 6 for further discussion.

We have revolving credit facilities available through March 2012, which are composed of a (i) $1.0 billion revolving credit facility available to FCX and (ii) $0.5 billion revolving credit facility available to both FCX and PT Freeport Indonesia. At September 30, 2010, we had no borrowings and $42 million of letters of credit issued under the facilities resulting in availability of approximately $1.5 billion ($958 million of which could be used for additional letters of credit). The revolving credit facilities contain restrictions on the amount available for dividend payments, purchases of our common stock and certain debt prepayments. However, these restrictions do not apply as long as availability under the revolvers plus domestic cash exceeds $750 million. At September 30, 2010, we had availability under the revolvers plus available domestic cash (as defined by the revolving credit facility) totaling approximately $3.9 billion.

In addition, the indenture governing certain of our senior notes contains restrictions on incurring debt, making restricted payments and selling assets. As a result of the investment grade ratings on our unsecured notes these covenants are currently suspended. However, to the extent the rating is downgraded below investment grade, the covenants would again become effective.

In February 2009, we completed a public offering of 26.8 million shares of our common stock at an average price of $28.00 per share, which generated gross proceeds of $750 million (net proceeds of $740 million after fees and expenses), which were used for general corporate purposes.

We made no purchases under our open-market share purchase program during 2009 or for the first nine months of 2010. There are 23.7 million shares remaining under this program. The timing of future purchases of our common stock is dependent on many factors, including our operating results; cash flows and financial position; copper, gold and molybdenum prices; the price of our common shares; and general economic and market conditions.

Cash Dividends. The declaration and payment of dividends is at the discretion of our Board of Directors (the Board). The amount of our cash dividend on our common stock is dependent upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. Because of the deterioration in copper and molybdenum prices and in general economic conditions, in December 2008, the Board suspended the cash dividend on our common stock; accordingly, there were no common dividends paid for the first nine months of 2009. In October 2009, the Board reinstated an annual cash dividend on our common stock of $0.60 per share ($0.15 per share quarterly), and in April 2010, authorized an increase in the annual cash dividend on common stock to $1.20 per share ($0.30 per share quarterly). For the first nine months of 2010, common stock dividends paid totaled $272 million. On September 29, 2010, the Board declared a quarterly dividend of $0.30 per share, which was paid on November 1, 2010, to common shareholders of record at the close of business on October 15, 2010. In October 2010, the Board authorized an increase in the annual cash dividend on our common stock to $2.00 per share ($0.50 per share quarterly), with the first quarterly dividend expected to be paid on February 1, 2011. The Board will continue to review our financial policy on an ongoing basis.

Preferred stock dividends paid totaled $95 million for the first nine months of 2010 representing dividends on our 6¾% Mandatory Convertible Preferred Stock, and $181 million for the first nine months of 2009 representing dividends on our 5½% Convertible Perpetual Preferred Stock and 6¾% Mandatory Convertible Preferred Stock. During second-quarter 2010, our 6¾% Mandatory Convertible Preferred Stock converted into 39 million shares of our common stock (refer to Note 6 for further discussion). In September 2009, we redeemed our 5½% Convertible Perpetual Preferred Stock in exchange for 18 million shares of our common stock. As a result of these transactions, we no longer have requirements to pay preferred dividends.

Cash dividends paid to noncontrolling interests totaled $330 million for the first nine months of 2010, which reflected dividends paid to the noncontrolling interest owners of PT Freeport Indonesia and the South America mining operations. Cash dividends paid to noncontrolling interest totaled $149 million for the first nine months of 2009, which primarily reflected dividends paid to the noncontrolling interest owners of PT Freeport Indonesia.

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

PRODUCT REVENUES AND PRODUCTION COSTS

Unit net cash costs per pound of copper and molybdenum are measures intended to provide investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for the respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other metals mining companies, although our measure may not be comparable to similarly titled measures reported by other companies.

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

We show revenue adjustments for prior period open sales as separate line items. Because the pricing adjustments do not result from current period sales, we have reflected these separately from revenues on current period sales. Noncash and other costs consist of items such as stock-based compensation costs, LCM inventory adjustments, write-offs of equipment and/or unusual charges. They are removed from site production and delivery costs in the calculation of unit net cash costs. As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. Following are presentations under both the by-product and co-product methods together with reconciliations to amounts reported in our consolidated financial statements.

North America Copper Mines Product Revenues and Production Costs

Three Months Ended September 30, 2010
	By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenuma	Otherb	Total
Revenues, excluding adjustments	$881	$881	$96	$13	$990

Site production and delivery, before net noncash
and other costs shown below	429	384	52	7	443
By-product creditsa	(95)	–	–	–	–
Treatment charges	27	26	–	1	27
Net cash costs	361	410	52	8	470
Depreciation, depletion and amortization	63	59	3	1	63
Noncash and other costs, net	30	31	(1)	–	30
Total costs	454	500	54	9	563
Revenue adjustments, primarily for hedging	–	–	–	–	–
Idle facility and other non-inventoriable costs	(26)	(25)	(1)	–	(26)
Gross profit	$401	$356	$41	$4	$401

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$990	$443	$63
Net noncash and other costs per above	N/A	30	N/A
Treatment charges per above	N/A	27	N/A
Revenue adjustments, primarily for hedging per above	–	N/A	N/A
Idle facility and other non-inventoriable costs per above	N/A	26	N/A
Eliminations and other	–	2	4
North America copper mines	990	528	67
South America mining	1,465	462	66
Indonesia mining	1,874	528	72
Africa mining	307	141	34
Molybdenum	293	199	13
Rod & Refining	1,181	1,173	2
Atlantic Copper Smelting & Refining	595	590	9
Corporate, other & eliminations	(1,553)	(1,352)	5
As reported in FCX’s consolidated financial statements	$5,152	$2,269	$268

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Three Months Ended September 30, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenuma	Otherb	Total
Revenues, excluding adjustments	$813	$813	$87	$13	$913

Site production and delivery, before net noncash
and other costs shown below	370	331	43	7	381
By-product creditsa	(89)	–	–	–	–
Treatment charges	24	24	–	–	24
Net cash costs	305	355	43	7	405
Depreciation, depletion and amortization	66	62	3	1	66
Noncash and other costs, net	20	19	1	–	20
Total costs	391	436	47	8	491
Revenue adjustments, primarily for hedging	6	6	–	–	6
Idle facility and other non-inventoriable costs	(22)	(22)	–	–	(22)
Gross profit	$406	$361	$40	$5	$406

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$913	$381	$66
Net noncash and other costs per above	N/A	20	N/A
Treatment charges per above	N/A	24	N/A
Revenue adjustments, primarily for hedging per above	6	N/A	N/A
Idle facility and other non-inventoriable costs per above	N/A	22	N/A
Eliminations and other	1	4	4
North America copper mines	920	451	70
South America mining	1,018	379	67
Indonesia mining	1,656	369	64
Africa mining	113	89	20
Molybdenum	258	177	13
Rod & Refining	963	957	2
Atlantic Copper Smelting & Refining	495	493	9
Corporate, other & eliminations	(1,279)	(1,200)	7
As reported in FCX’s consolidated financial statements	$4,144	$1,715	$252

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2010
	By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenuma	Otherb	Total
Revenues, excluding adjustments	$2,771	$2,771	$277	$44	$3,092

Site production and delivery, before net noncash
and other costs shown below	1,231	1,109	144	21	1,274
By-product creditsa	(278)	–	–	–	–
Treatment charges	75	73	–	2	75
Net cash costs	1,028	1,182	144	23	1,349
Depreciation, depletion and amortization	207	195	10	2	207
Noncash and other costs, net	107	107	–	–	107
Total costs	1,342	1,484	154	25	1,663
Revenue adjustments, primarily for hedging	(2)	(2)	–	–	(2)
Idle facility and other non-inventoriable costs	(65)	(64)	(1)	–	(65)
Gross profit	$1,362	$1,221	$122	$19	$1,362

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$3,092	$1,274	$207
Net noncash and other costs per above	N/A	107	N/A
Treatment charges per above	N/A	75	N/A
Revenue adjustments, primarily for hedging per above	(2)	N/A	N/A
Idle facility and other non-inventoriable costs per above	N/A	65	N/A
Eliminations and other	(2)	8	13
North America copper mines	3,088	1,529	220
South America mining	3,383	1,227	186
Indonesia mining	4,260	1,430	192
Africa mining	763	347	94
Molybdenum	893	574	38
Rod & Refining	3,383	3,361	6
Atlantic Copper Smelting & Refining	1,844	1,823	28
Corporate, other & eliminations	(4,235)	(4,052)	24
As reported in FCX’s consolidated financial statements	$13,379	$6,239	$788

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper		Molybdenuma	Otherb	Total
Revenues, excluding adjustments	$1,908	$1,908		$206	$29	$2,143

Site production and delivery, before net noncash
and other costs shown below	1,116	1,027		107	15	1,149
By-product creditsa	(202)	–		–	–	–
Treatment charges	74	73		–	1	74
Net cash costs	988	1,100		107	16	1,223
Depreciation, depletion and amortization	197	188		7	2	197
Noncash and other costs, net	107	105		2	–	107
Total costs	1,292	1,393		116	18	1,527
Revenue adjustments, primarily for hedging	94	94		–	–	94
Idle facility and other non-inventoriable costs	(84)	(84)		–	–	(84)
Gross profit	$626	$525		$90	$11	$626

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$2,143	$1,149		$197
Net noncash and other costs per above	N/A	107		N/A
Treatment charges per above	N/A	74		N/A
Revenue adjustments, primarily for hedging per above	94	N/A		N/A
Idle facility and other non-inventoriable costs per above	N/A	84		N/A
Eliminations and other	4	51		12
North America copper mines	2,241	1,465		209
South America mining	2,604	1,112		201
Indonesia mining	4,388	1,134		207
Africa mining	170	197		37
Molybdenum	590	477	c	35
Rod & Refining	2,329	2,314		6
Atlantic Copper Smelting & Refining	1,202	1,205		26
Corporate, other & eliminations	(3,094)	(2,799)		19
As reported in FCX’s consolidated financial statements	$10,430	$5,105	c	$740

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

c.	Includes LCM molybdenum inventory adjustments totaling $19 million.

South America Mining Product Revenues and Production Costs

Three Months Ended September 30, 2010
	By-Product	Co-Product Method
(In millions)	Method	Copper	Other a	Total
Revenues, excluding adjustments	$1,341	$1,341	$85	$1,426

Site production and delivery, before net noncash
and other costs shown below	439	413	30	443
By-product credits	(81)	–	–	–
Treatment charges	68	68	–	68
Net cash costs	426	481	30	511
Depreciation, depletion and amortization	65	62	3	65
Noncash and other costs, net	7	7	–	7
Total costs	498	550	33	583
Revenue adjustments, primarily for pricing on prior
period open sales	106	106	–	106
Other non-inventoriable costs	(16)	(15)	(1)	(16)
Gross profit	$933	$882	$51	$933

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,426	$443	$65
Net noncash and other costs per above	N/A	7	N/A
Treatment charges per above	(68)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	106	N/A	N/A
Other non-inventoriable costs per above	N/A	16	N/A
Eliminations and other	1	(4)	1
South America mining	1,465	462	66
North America copper mines	990	528	67
Indonesia mining	1,874	528	72
Africa mining	307	141	34
Molybdenum	293	199	13
Rod & Refining	1,181	1,173	2
Atlantic Copper Smelting & Refining	595	590	9
Corporate, other & eliminations	(1,553)	(1,352)	5
As reported in FCX’s consolidated financial statements	$5,152	$2,269	$268

a.	Includes gold, silver and molybdenum product revenues and production costs.

South America Mining Product Revenues and Production Costs (continued)

Three Months Ended September 30, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper	Other a	Total
Revenues, excluding adjustments	$912	$912	$33	$945

Site production and delivery, before net noncash
and other costs shown below	372	357	15	372
By-product credits	(33)	–	–	–
Treatment charges	50	50	–	50
Net cash costs	389	407	15	422
Depreciation, depletion and amortization	67	65	2	67
Noncash and other costs, net	4	4	–	4
Total costs	460	476	17	493
Revenue adjustments, primarily for pricing on prior
period open sales	123	123	–	123
Other non-inventoriable costs	(8)	(8)	–	(8)
Gross profit	$567	$551	$16	$567

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$945	$372	$67
Net noncash and other costs per above	N/A	4	N/A
Treatment charges per above	(50)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	123	N/A	N/A
Other non-inventoriable costs per above	N/A	8	N/A
Eliminations and other	–	(5)	–
South America mining	1,018	379	67
North America copper mines	920	451	70
Indonesia mining	1,656	369	64
Africa mining	113	89	20
Molybdenum	258	177	13
Rod & Refining	963	957	2
Atlantic Copper Smelting & Refining	495	493	9
Corporate, other & eliminations	(1,279)	(1,200)	7
As reported in FCX’s consolidated financial statements	$4,144	$1,715	$252

a.	Includes gold, silver and molybdenum product revenues and production costs.

South America Mining Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2010
	By-Product	Co-Product Method
(In millions)	Method	Copper	Other a	Total
Revenues, excluding adjustments	$3,343	$3,343	$201	$3,544

Site production and delivery, before net noncash
and other costs shown below	1,185	1,118	79	1,197
By-product credits	(189)	–	–	–
Treatment charges	148	148	–	148
Net cash costs	1,144	1,266	79	1,345
Depreciation, depletion and amortization	184	176	8	184
Noncash and other costs, net	14	13	1	14
Total costs	1,342	1,455	88	1,543
Revenue adjustments, primarily for pricing on prior
period open sales	(15)	(15)	–	(15)
Other non-inventoriable costs	(30)	(27)	(3)	(30)
Gross profit	$1,956	$1,846	$110	$1,956

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$3,544	$1,197	$184
Net noncash and other costs per above	N/A	14	N/A
Treatment charges per above	(148)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	(15)	N/A	N/A
Other non-inventoriable costs per above	N/A	30	N/A
Eliminations and other	2	(14)	2
South America mining	3,383	1,227	186
North America copper mines	3,088	1,529	220
Indonesia mining	4,260	1,430	192
Africa mining	763	347	94
Molybdenum	893	574	38
Rod & Refining	3,383	3,361	6
Atlantic Copper Smelting & Refining	1,844	1,823	28
Corporate, other & eliminations	(4,235)	(4,052)	24
As reported in FCX’s consolidated financial statements	$13,379	$6,239	$788

a.	Includes gold, silver and molybdenum product revenues and production costs.

South America Mining Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper		Other a	Total
Revenues, excluding adjustments	$2,530	$2,530		$117	$2,647

Site production and delivery, before net noncash
and other costs shown below	1,088	1,026		68	1,094
By-product credits	(111)	–		–	–
Treatment charges	152	152		–	152
Net cash costs	1,129	1,178		68	1,246
Depreciation, depletion and amortization	201	194		7	201
Noncash and other costs, net	7	8		(1)	7
Total costs	1,337	1,380		74	1,454
Revenue adjustments, primarily for pricing on prior
period open sales	108	108		–	108
Other non-inventoriable costs	(25)	(21)		(4)	(25)
Gross profit	$1,276	$1,237		$39	$1,276

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$2,647	$1,094		$201
Net noncash and other costs per above	N/A	7		N/A
Treatment charges per above	(152)	N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	108	N/A		N/A
Other non-inventoriable costs per above	N/A	25		N/A
Eliminations and other	1	(14)		–
South America mining	2,604	1,112		201
North America copper mines	2,241	1,465		209
Indonesia mining	4,388	1,134		207
Africa mining	170	197		37
Molybdenum	590	477	b	35
Rod & Refining	2,329	2,314		6
Atlantic Copper Smelting & Refining	1,202	1,205		26
Corporate, other & eliminations	(3,094)	(2,799)		19
As reported in FCX’s consolidated financial statements	$10,430	$5,105	b	$740

a.	Includes gold, silver and molybdenum product revenues and production costs.

b.	Includes LCM molybdenum inventory adjustments totaling $19 million.

Indonesia Mining Product Revenues and Production Costs

Three Months Ended September 30, 2010
	By-Product	Co-Product Method
(In millions)	Method	Copper	Gold	Silver	Total
Revenues, excluding adjustments	$1,310	$1,310	$590	$22	$1,922

Site production and delivery, before net noncash
and other costs shown below	522	356	160	6	522
Gold and silver credits	(609)	–	–	–	–
Treatment charges	79	54	24	1	79
Royalty on metals	45	31	14	–	45
Net cash costs	37	441	198	7	646
Depreciation and amortization	72	49	22	1	72
Noncash and other costs, net	6	4	2	–	6
Total costs	115	494	222	8	724
Revenue adjustments, primarily for pricing on prior
period open sales	79	79	(5)	2	76
PT Smelting intercompany profit	(33)	(22)	(10)	(1)	(33)
Gross profit	$1,241	$873	$353	$15	$1,241

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,922	$522	$72
Net noncash and other costs per above	N/A	6	N/A
Treatment charges per above	(79)	N/A	N/A
Royalty on metals per above	(45)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	76	N/A	N/A
Indonesia mining	1,874	528	72
North America copper mines	990	528	67
South America mining	1,465	462	66
Africa mining	307	141	34
Molybdenum	293	199	13
Rod & Refining	1,181	1,173	2
Atlantic Copper Smelting & Refining	595	590	9
Corporate, other & eliminations	(1,553)	(1,352)	5
As reported in FCX’s consolidated financial statements	$5,152	$2,269	$268

Indonesia Mining Product Revenues and Production Costs (continued)

Three Months Ended September 30, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper	Gold	Silver	Total
Revenues, excluding adjustments	$917	$917	$675	$17	$1,609

Site production and delivery, before net noncash
and other costs shown below	365	208	153	4	365
Gold and silver credits	(695)	–	–	–	–
Treatment charges	79	45	33	1	79
Royalty on metals	39	22	17	–	39
Net cash (credits) costs	(212)	275	203	5	483
Depreciation and amortization	64	37	27	–	64
Noncash and other costs, net	4	2	2	–	4
Total (credits) costs	(144)	314	232	5	551
Revenue adjustments, primarily for pricing on prior
period open sales	162	162	3	–	165
PT Smelting intercompany profit	(10)	(5)	(4)	(1)	(10)
Gross profit	$1,213	$760	$442	$11	$1,213

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,609	$365	$64
Net noncash and other costs per above	N/A	4	N/A
Treatment charges per above	(79)	N/A	N/A
Royalty on metals per above	(39)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	165	N/A	N/A
Indonesia mining	1,656	369	64
North America copper mines	920	451	70
South America mining	1,018	379	67
Africa mining	113	89	20
Molybdenum	258	177	13
Rod & Refining	963	957	2
Atlantic Copper Smelting & Refining	495	493	9
Corporate, other & eliminations	(1,279)	(1,200)	7
As reported in FCX’s consolidated financial statements	$4,144	$1,715	$252

Indonesia Mining Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2010
	By-Product	Co-Product Method
(In millions)	Method	Copper	Gold	Silver	Total
Revenues, excluding adjustments	$3,085	$3,085	$1,445	$59	$4,589

Site production and delivery, before net noncash
and other costs shown below	1,400	941	441	18	1,400
Gold and silver credits	(1,505)	–	–	–	–
Treatment charges	213	144	67	2	213
Royalty on metals	109	73	34	2	109
Net cash costs	217	1,158	542	22	1,722
Depreciation and amortization	192	129	60	3	192
Noncash and other costs, net	30	20	10	–	30
Total costs	439	1,307	612	25	1,944
Revenue adjustments, primarily for pricing on prior
period open sales	(8)	(8)	1	–	(7)
PT Smelting intercompany profit	(4)	(3)	(1)	–	(4)
Gross profit	$2,634	$1,767	$833	$34	$2,634

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$4,589	$1,400	$192
Net noncash and other costs per above	N/A	30	N/A
Treatment charges per above	(213)	N/A	N/A
Royalty on metals per above	(109)	N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	(7)	N/A	N/A
Indonesia mining	4,260	1,430	192
North America copper mines	3,088	1,529	220
South America mining	3,383	1,227	186
Africa mining	763	347	94
Molybdenum	893	574	38
Rod & Refining	3,383	3,361	6
Atlantic Copper Smelting & Refining	1,844	1,823	28
Corporate, other & eliminations	(4,235)	(4,052)	24
As reported in FCX’s consolidated financial statements	$13,379	$6,239	$788

Indonesia Mining Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper		Gold	Silver	Total
Revenues, excluding adjustments	$2,730	$2,730		$1,902	$56	$4,688

Site production and delivery, before net noncash
and other costs shown below	1,105	642		449	14	1,105
Gold and silver credits	(1,965)	–		–	–	–
Treatment charges	248	144		101	3	248
Royalty on metals	113	66		46	1	113
Net cash (credits) costs	(499)	852		596	18	1,466
Depreciation and amortization	207	121		84	2	207
Noncash and other costs, net	29	17		12	–	29
Total (credits) costs	(263)	990		692	20	1,702
Revenue adjustments, primarily for pricing on prior
period open sales	54	54		6	1	61
PT Smelting intercompany profit	(47)	(27)		(19)	(1)	(47)
Gross profit	$3,000	$1,767		$1,197	$36	$3,000

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$4,688	$1,105		$207
Net noncash and other costs per above	N/A	29		N/A
Treatment charges per above	(248)	N/A		N/A
Royalty on metals per above	(113)	N/A		N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	61	N/A		N/A
Indonesia mining	4,388	1,134		207
North America copper mines	2,241	1,465		209
South America mining	2,604	1,112		201
Africa mining	170	197		37
Molybdenum	590	477	a	35
Rod & Refining	2,329	2,314		6
Atlantic Copper Smelting & Refining	1,202	1,205		26
Corporate, other & eliminations	(3,094)	(2,799)		19
As reported in FCX’s consolidated financial statements	$10,430	$5,105	a	$740

a.	Includes LCM molybdenum inventory adjustments totaling $19 million.

Africa Mining Product Revenues and Production Costs

Three Months Ended September 30, 2010
	By-Product		Co-Product Method
(In millions)	Method		Copper	Cobalt	Total
Revenues, excluding adjustmentsa	$244		$244	$72	$316

Site production and delivery, before net noncash
and other costs shown below	104		87	36	123
Cobalt credits	(48	)b	–	–	–
Royalty on metals	6		5	1	6
Net cash costs	62		92	37	129
Depreciation, depletion and amortization	34		28	6	34
Noncash and other costs, net	14		12	2	14
Total costs	110		132	45	177
Revenue adjustments, primarily for pricing on prior
period open sales	2		2	(5)	(3)
Other non-inventoriable costs	(3)		(2)	(1)	(3)
Gross profit	$133		$112	$21	$133

Reconciliation to Amounts Reported
(In millions)				Depreciation,
			Production	Depletion and
	Revenues		and Delivery	Amortization
Totals presented above	$316		$123	$34
Net noncash and other costs per above	N/A		14	N/A
Royalty on metals per above	(6)		N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	(3)		N/A	N/A
Other non-inventoriable costs per above	N/A		3	N/A
Eliminations and other	–		1	–
Africa mining	307		141	34
North America copper mines	990		528	67
South America mining	1,465		462	66
Indonesia mining	1,874		528	72
Molybdenum	293		199	13
Rod & Refining	1,181		1,173	2
Atlantic Copper Smelting & Refining	595		590	9
Corporate, other & eliminations	(1,553)		(1,352)	5
As reported in FCX’s consolidated financial statements	$5,152		$2,269	$268

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Africa Mining Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2010
	By-Product		Co-Product Method
(In millions)	Method		Copper	Cobalt	Total
Revenues, excluding adjustmentsa	$623		$623	$150	$773

Site production and delivery, before net noncash
and other costs shown below	264		238	76	314
Cobalt credits	(104	)b	–	–	–
Royalty on metals	14		11	3	14
Net cash costs	174		249	79	328
Depreciation, depletion and amortization	94		78	16	94
Noncash and other costs, net	18		15	3	18
Total costs	286		342	98	440
Revenue adjustments, primarily for pricing on prior
period open sales	–		–	4	4
Other non-inventoriable costs	(15)		(12)	(3)	(15)
Gross profit	$322		$269	$53	$322

Reconciliation to Amounts Reported
(In millions)				Depreciation,
			Production	Depletion and
	Revenues		and Delivery	Amortization
Totals presented above	$773		$314	$94
Net noncash and other costs per above	N/A		18	N/A
Royalty on metals per above	(14)		N/A	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	4		N/A	N/A
Other non-inventoriable costs per above	N/A		15	N/A
Africa mining	763		347	94
North America copper mines	3,088		1,529	220
South America mining	3,383		1,227	186
Indonesia mining	4,260		1,430	192
Molybdenum	893		574	38
Rod & Refining	3,383		3,361	6
Atlantic Copper Smelting & Refining	1,844		1,823	28
Corporate, other & eliminations	(4,235)		(4,052)	24
As reported in FCX’s consolidated financial statements	$13,379		$6,239	$788

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Henderson Molybdenum Mine Product Revenues and Production Costs

	Three Months Ended September 30,
(In millions)	2010	2009a
Revenues, excluding adjustments	$162	$119

Site production and delivery, before net noncash
and other costs shown below	51	40
Treatment charges and other	12	8
Net cash costs	63	48
Depreciation, depletion and amortization	9	8
Noncash and other costs, net	–	1
Total costs	72	57
Gross profitb	$90	$62

Reconciliation to Amounts Reported		Production	Depreciation,
(In millions)		and	Depletion and
	Revenues	Delivery	Amortization
Three Months Ended September 30, 2010
Totals presented above	$162	$51	$9
Treatment charges and other per above	(12)	N/A	N/A
Net noncash and other costs per above	N/A	–	N/A
Henderson mine	150	51	9
Other molybdenum operations and eliminationsc	143	148	4
Molybdenum	293	199	13
North America copper mines	990	528	67
South America mining	1,465	462	66
Indonesia mining	1,874	528	72
Africa mining	307	141	34
Rod & Refining	1,181	1,173	2
Atlantic Copper Smelting & Refining	595	590	9
Corporate, other & eliminations	(1,553)	(1,352)	5
As reported in FCX’s consolidated financial statements	$5,152	$2,269	$268

Three Months Ended September 30, 2009
Totals presented above	$119	$40	$8
Treatment charges and other per above	(8)	N/A	N/A
Net noncash and other costs per above	N/A	1	N/A
Henderson mine	111	41	8
Other molybdenum operations and eliminationsc	147	136	5
Molybdenum	258	177	13
North America copper mines	920	451	70
South America mining	1,018	379	67
Indonesia mining	1,656	369	64
Africa mining	113	89	20
Rod & Refining	963	957	2
Atlantic Copper Smelting & Refining	495	493	9
Corporate, other & eliminations	(1,279)	(1,200)	7
As reported in FCX’s consolidated financial statements	$4,144	$1,715	$252

a.	Revenues and costs were adjusted to include freight and downstream conversion costs in net cash costs; gross profit was not affected by these adjustments.

b.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum segment includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

c.	Primarily includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced as a by-product at our North and South America copper mines.

Henderson Molybdenum Mine Product Revenues and Production Costs (continued)

	Nine Months Ended September 30,
(In millions)	2010	2009a
Revenues, excluding adjustments	$478	$258

Site production and delivery, before net noncash
and other costs shown below	141	111
Treatment charges and other	33	22
Net cash costs	174	133
Depreciation, depletion and amortization	25	20
Noncash and other costs, net	1	1
Total costs	200	154
Gross profitb	$278	$104

Reconciliation to Amounts Reported		Production		Depreciation,
(In millions)		and		Depletion and
	Revenues	Delivery		Amortization
Nine Months Ended September 30, 2010
Totals presented above	$478	$141		$25
Treatment charges and other per above	(33)	N/A		N/A
Net noncash and other costs per above	N/A	1		N/A
Henderson mine	445	142		25
Other molybdenum operations and eliminationsc	448	432		13
Molybdenum	893	574		38
North America copper mines	3,088	1,529		220
South America mining	3,383	1,227		186
Indonesia mining	4,260	1,430		192
Africa mining	763	347		94
Rod & Refining	3,383	3,361		6
Atlantic Copper Smelting & Refining	1,844	1,823		28
Corporate, other & eliminations	(4,235)	(4,052)		24
As reported in FCX’s consolidated financial statements	$13,379	$6,239		$788

Nine Months Ended September 30, 2009
Totals presented above	$258	$111		$20
Treatment charges and other per above	(22)	N/A		N/A
Net noncash and other costs per above	N/A	1		N/A
Henderson mine	236	112		20
Other molybdenum operations and eliminationsc	354	365	d	15
Molybdenum	590	477		35
North America copper mines	2,241	1,465		209
South America mining	2,604	1,112		201
Indonesia mining	4,388	1,134		207
Africa mining	170	197		37
Rod & Refining	2,329	2,314		6
Atlantic Copper Smelting & Refining	1,202	1,205		26
Corporate, other & eliminations	(3,094)	(2,799)		19
As reported in FCX’s consolidated financial statements	$10,430	$5,105	c	$740

a.	Revenues and costs were adjusted to include freight and downstream conversion costs in net cash costs; gross profit was not affected by these adjustments.

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

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our expectations regarding potential future performance. Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding anticipated production volumes, sales volumes, unit net cash costs, ore grades, milling rates, commodity prices, development and other capital expenditures, mine production and development plans, environmental liabilities, potential future dividend payments, reserve estimates, projected exploration efforts and results, operating cash flows, the impact of copper, gold, molybdenum and cobalt price changes, the impact of deferred intercompany profits on earnings, anticipated closing of the investment in MMR, liquidity, other financial commitments and tax rates. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be” and any similar expressions are intended to identify those assertions as forward-looking statements.

In making any forward looking statements, the person making them believes that the expectations are based on reasonable assumptions. We caution readers that those statements are not guarantees of future performance, and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include commodity prices, mine sequencing, production rates, industry risks, regulatory changes, political risks, the potential effects of violence in Indonesia, documentation fo the outcome of the contract review process and the resolution of administrative disputes in the DRC, risks related to the investment in MMR, weather-related risks, labor relations, environmental risks, litigation results, currency translation risks and other factors described in more detail under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2009.

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

There have been no material changes in our market risks during the nine months ended September 30, 2010. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2009. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2 of this quarterly report on Form 10-Q; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2 of this quarterly report on Form 10-Q.

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

(b)
Changes in internal control. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Newtown Creek.   Information regarding this legal proceeding is incorporated by reference to Item 1. Legal Proceedings of Part II of our quarterly report on Form 10-Q for the quarter ended March 31, 2010.

On September 29, 2010, the U.S. Environmental Protection Agency listed Newtown Creek on the National Priorities List.

Item 1A.  Risk Factors.

There have been no material changes to our risk factors during the nine months ended September 30, 2010. For additional information on risk factors, refer to “Risk Factors” included in Part I, Item 1A of our report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information with respect to shares of Freeport-McMoRan Copper & Gold Inc. (FCX) common stock purchased by us during the three months ended September 30, 2010:

			(c) Total Number of	(d) Maximum Number
	(a) Total Number	(b) Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchased	Per Share	Plans or Programsa	the Plans or Programsa
July 1-31, 2010	–	$–	–	23,685,500
August 1-31, 2010	–	$–	–	23,685,500
September 1-30, 2010	–	$–	–	23,685,500
Total	–	$–	–	23,685,500

a.	On July 21, 2008, our Board of Directors approved an increase in our open-market share purchase program for up to 30 million shares. This program does not have an expiration date.

Item 5. Other Information

Mine Safety

The safety and health of all FCX employees are of the highest priority. Management believes that safety and health considerations are integral to, and compatible with, all other functions in the organization and that proper safety and health management will enhance production and reduce costs. Our approach towards the health and safety of our workforce is to continuously improve performance through implementing robust management systems and providing adequate training, safety incentive and occupational health programs.

Dodd-Frank Act Disclosure of Mine Safety and Health Administration Safety Data

Our U.S. mining operations are subject to regulation by the Mine Safety and Health Administration (MSHA) under the U.S. Federal Mine Safety and Health Act of 1977 (the Mine Act). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Whenever MSHA issues a citation or order, it also generally proposes a civil penalty, or fine, related to the alleged violation. Citations or orders can be contested and appealed, and as part of that process, are often reduced in severity and amount, and are sometimes dismissed. The number of citations, orders and proposed assessments varies depending on the size and type (underground or surface) of the mine, among other factors.

We believe the following mine safety disclosures meet the requirements of section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). However, as of the date of this report, the U.S. Securities and Exchange Commission (the SEC) has not issued rules and regulations under these provisions; therefore, it is possible that any final rules adopted by the SEC will require disclosures to be presented in a different form.

Mine Safety Data. The table and other data below present mine safety information related to our U.S. mining operations as required by section 1503(a)(1) of the Dodd-Frank Act. The following data reflects citations and orders received from MSHA during the three month period ended September 30, 2010, as reflected in the MSHA system on October 29, 2010, and the proposed penalties received from MSHA during the three month period ended September 30, 2010.

	Three Months Ended September 30, 2010
						Proposed
	§104(a)(2)	§104(b)(3)	§104(d)(4)	§110(b)(2)(5)	§107(a)(6)	Penalties(7)
Mine or Operation(1):
Bagdad	52	–	–	–	–	$20,782
Chino	6	–	–	–	–	$–
Climax	1	–	–	–	–	$150
Cobre	–	–	–	–	–	$–
Copper Queen	3	–	–	–	–	$350
Henderson	27	–	–	–	–	$5,694
Miami	–	–	–	–	–	$–
Morenci	77	–	–	–	–	$–
Safford	24	–	–	–	–	$4,844
Sierrita	63	–	–	–	–	$59,716
Tohono	1	–	–	–	–	$100
Twin Buttes	–	–	–	–	–	$–
Tyrone	17	–	–	–	–	$2,391
Chieftain 2100 Screening Plant	–	–	–	–	–	$–
Warrior 1800 Screening Plant	–	–	–	–	–	$–

(1)
MSHA assigns an identification number to each mine or operation and may or may not assign separate identification numbers to related facilities. The information provided in this table is presented by mine (producing and non-producing) or operation rather than MSHA identification number because that is how we manage and operate our business, and we believe that this presentation is more useful to investors.

(2)
Represents the total number of citations issued by MSHA under section 104 of the Mine Act, for violations of heath or safety standards that could significantly and substantially contribute to a serious injury if left unabated.

(3)
Represents the total number of orders issued under section 104(b) of the Mine Act, which represents a failure to abate a citation under section 104(a) within the period prescribed by MSHA. This results in an order of immediate withdrawal from the area of the mine affected by the condition until MSHA determines that the violation has been abated.

(4)	Represents the total number of citations and orders issued by MSHA under section 104(d) of the Mine Act for unwarrantable failure to comply with mandatory health or safety standards.

(5)	Represents the total number of flagrant violations identified by MSHA under section 110(b)(2) of the Mine Act.

(6)	Represents the total number of imminent danger orders issued under section 107(a) of the Mine Act.

(7)
Amounts represent the total dollar value of proposed assessments received from MSHA during the three months ended September 30, 2010, and do not necessarily relate to the citations or orders issued by MSHA during the same period, or to the pending legal actions reported below.

During the three months ended September 30, 2010, we had no mining related fatalities, and none of our mining operations received written notice from MSHA of a pattern of, or the potential to have a pattern of, violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of mine health or safety hazards under section 104(e) of the Mine Act.

Pending Legal Actions. The Federal Mine Safety and Health Review Commission (the Commission) is an independent adjudicative agency that provides administrative trial and appellate review of legal disputes arising under the Mine Act. These cases may involve, among other questions, challenges by operators to citations, orders and penalties they have received from MSHA, or complaints of discrimination by miners under section 105 of the Mine Act. As of September 30, 2010, we have a total of 188 matters pending before the Commission. This includes legal actions that were initiated prior to September 30, 2010, and therefore do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during the current quarterly period.

Item 6.  Exhibits.

The exhibits to this report are listed in the Exhibit Index beginning on Page E-1 hereof.

FREEPORT-McMoRan COPPER & GOLD INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREEPORT-McMoRan COPPER & GOLD INC.

By:          /s/ C. Donald Whitmire, Jr.
C. Donald Whitmire, Jr.
Vice President and
Controller – Financial Reporting
(authorized signatory and
Principal Accounting Officer)

Date:  November 5, 2010

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of FCX.		10-Q	001-11307-01	08/06/2010
3.2	Amended and Restated By-Laws of FCX, as amended through February 2, 2010.		8-K	001-11307-01	02/05/2010
10.1	Stock Purchase Agreement dated September 19, 2010, by and among Freeport-McMoRan Copper & Gold Inc., Freeport-McMoRan Preferred LLC and McMoRan Exploration Co.	X
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

E-1