Form 10-K
period 2010-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2011-02-25
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number: 001-11307-01

Freeport-McMoRan Copper & Gold Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2480931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 North Central Avenue
Phoenix, Arizona	85004-2189
(Address of principal executive offices)	(Zip Code)

(602) 366-8100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share	New York Stock Exchange

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

The aggregate market value of common stock held by non-affiliates of the registrant was $50.2 billion on February 11, 2011, and $27.6 billion on June 30, 2010.

Common stock issued and outstanding was 946,498,251 shares on February 11, 2011, and 940,810,756 shares on June 30, 2010 (amounts have been adjusted to reflect the February 1, 2011, two-for-one stock split).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statement for our 2011 annual meeting of stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

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

References to “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries, including, except as otherwise stated, Phelps Dodge Corporation (Phelps Dodge) and its subsidiaries, which we acquired on March 19, 2007. In 2008, we changed Phelps Dodge’s legal name to Freeport-McMoRan Corporation (FMC); therefore, references to “FMC” and “Phelps Dodge” represent the same entity. References to “Notes” refer to the Notes to Consolidated Financial Statements included herein (see Item 8. “Financial Statements and Supplementary Data”).

GENERAL

We are a leading international mining company with headquarters in Phoenix, Arizona. We are one of the world’s largest copper, gold and molybdenum mining companies in terms of reserves and production. Prior to the March 2007 acquisition of Phelps Dodge, our principal asset was the Grasberg minerals district in Indonesia, which contains the largest single recoverable copper reserve and the largest single gold reserve of any mine in the world based on the latest available reserve data provided by third-party industry consultants. Following the acquisition of Phelps Dodge, our portfolio of assets also includes significant mining operations in North and South America and the Tenke Fungurume minerals district in the Democratic Republic of Congo (DRC).

We have significant reserves, resources and future development opportunities within our portfolio of assets. At December 31, 2010, consolidated recoverable proven and probable reserves totaled 120.5 billion pounds of copper, 35.5 million ounces of gold, 3.39 billion pounds of molybdenum, 325.0 million ounces of silver and 0.75 billion pounds of cobalt. Approximately 35 percent of our copper reserves are in North America, 31 percent are in South America, 27 percent are in Indonesia and 7 percent are in Africa.  Approximately 95 percent of our gold reserves are in Indonesia, with our remaining gold reserves primarily in South America. Approximately 81 percent of our molybdenum reserves are in North America, with our remaining molybdenum reserves in South America. Refer to “Ore Reserves” for further discussion.

We currently operate seven copper mines in North America – Morenci, Bagdad, Safford, Sierrita and Miami in Arizona, and Tyrone and Chino in New Mexico. Molybdenum concentrate is also produced by Bagdad and Sierrita.

We operate four copper mines in South America – Cerro Verde in Peru, and El Abra, Candelaria and Ojos del Salado in Chile. In addition to copper, the Cerro Verde mine also produces molybdenum concentrate and the Candelaria and Ojos del Salado mines produce gold and silver.

In Indonesia, PT Freeport Indonesia operates the mines in the Grasberg minerals district. In addition to copper, the Grasberg minerals district also produces gold and silver. PT Freeport Indonesia also owns 25 percent of PT Smelting, a smelting and refining company in Gresik, Indonesia.

In Africa, Tenke Fungurume S.A.R.L. (TFM) operates the Tenke Fungurume (Tenke) mine. In addition to copper, the Tenke mine produces cobalt hydroxide.

During 2010, 60 percent of our consolidated copper production was from our Grasberg, Morenci and Cerro Verde mines. The Grasberg minerals district also accounted for 95 percent of our consolidated gold production for 2010.

We produce molybdenum at our Henderson molybdenum mine in Colorado. During 2010, 56 percent of our consolidated molybdenum production was from the Henderson molybdenum mine, 34 percent was produced at our Bagdad and Sierrita copper mines and 10 percent was produced at our Cerro Verde copper mine.

For information about our operating segments and financial data by geographic area refer to Note 18. The locations of our operating mines are shown on the map below.

FCX Operating Mine Locations

North America
Morenci
Bagdad
Safford
Sierrita
Miami
Chino
Tyrone
Henderson
South America
Cerro Verde
El Abra
Candelaria
Ojos del Salado
Africa
Tenke Fungurume
Indonesia
Grasberg

The diagram below shows our ownership interest in our operating mines at December 31, 2010.

FCX
100%
90.64%
Freeport-McMoRan Corporation
PT Freeport Indonesia
100%
Varying Interests
57.75%
North America:
Morenci (85%)
Bagdad
Safford
Sierrita
Miami
Tyrone
Chino
Henderson
South America:
Cerro Verde (53.56%)
El Abra (51%)
Candelaria (80%)
Ojos del Salado (80%)
Africa:
Tenke Fungurume
Grasberg

COPPER, GOLD AND MOLYBDENUM

Our mines primarily produce copper, gold and molybdenum. A brief discussion of these metals appears below. For further discussion of the markets and prices of these metals refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Copper
Copper is an internationally traded commodity, and its prices are determined by the major metals exchanges – New York Mercantile Exchange (COMEX), the London Metals Exchange (LME) and the Shanghai Futures Exchange (SHFE). Prices on these exchanges generally reflect the worldwide balance of copper supply and demand and can be volatile and cyclical. During 2010, LME spot copper prices averaged $3.42 per pound and ranged from $2.76 per pound to $4.42 per pound.

In general, demand for copper reflects the rate of underlying world economic growth, particularly in industrial production and construction. According to Brook Hunt, a widely followed independent metals market consultant, copper’s end-use markets (and their estimated shares of total consumption) are:

Construction	33%
Electrical applications	33%
Industrial machinery	13%
Transportation	13%
Consumer products	8%

Gold
Gold is used for jewelry, coinage and bullion as well as various industrial and electronic applications. Gold can be readily sold on numerous markets throughout the world. Benchmark prices are generally based on London Bullion Market Association quotations. During 2010, London gold prices averaged $1,225 per ounce and ranged from $1,058 per ounce to $1,421 per ounce.

Molybdenum
Molybdenum is a key alloying element in steel and the raw material for several chemical-grade products used in catalysts, lubrication, smoke suppression, corrosion inhibition and pigmentation. Molybdenum, as a high-purity metal, is also used in electronics such as flat-panel displays and in super alloys used in aerospace. Molybdenum’s end-use markets (and their estimated shares of total consumption) are:

Construction steel	35%
Stainless steel	25%
Chemicals	14%
Tool and high-speed steel	9%
Cast iron	6%
Molybdenum metal	6%
Super alloys	5%

Reference prices for molybdenum are available in several publications, including Metals Week, Ryan’s Notes and Metal Bulletin. During 2010, the weekly average price of molybdenum quoted by Metals Week averaged $15.71 per pound and ranged from $11.75 per pound to $18.60 per pound.

PRODUCTS AND SALES

FCX’s mining revenues for 2010 included sales of copper (78 percent), gold (12 percent) and molybdenum (6 percent). PT Freeport Indonesia’s sales to PT Smelting represented 12 percent of our consolidated revenues for 2010, 13 percent in 2009 and 8 percent in 2008. No other customer accounted for more than 10 percent of our consolidated revenues in any of the past three years.

Copper Products
We are one of the world’s leading producers of copper concentrate, cathode and continuous cast copper rod. During 2010, 52 percent of our mined copper was sold in concentrate, 26 percent as cathodes and 22 percent as rod (principally from our North America operations).

Our copper ores are generally processed either by smelting and refining or by solution extraction and electrowinning (SX/EW). Before being subject to the smelting and refining process, ore is crushed and treated to produce a copper concentrate with copper content of approximately 20 to 30 percent. Copper concentrate is then smelted (subjected to extreme heat) to produce copper anodes, which weigh between 800 and 900 pounds each and have an average copper content of 99.5 percent. The anodes are further treated by electrolytic refining to produce copper cathodes, which weigh between 100 and 350 pounds each and have a copper content of 99.99 percent. Our copper cathodes are used as the raw material input for copper rod, brass mill products and for other uses.

For ore subject to the SX/EW process, copper is extracted from the ore by dissolving it with a weak sulphuric acid solution. The copper content of the solution is increased in two additional solution-extraction stages and then the copper-bearing solution undergoes an electrowinning process to produce cathode that is 99.99 percent copper.

Copper Concentrate.  We produce copper concentrate at seven of our mines, of which PT Freeport Indonesia is our largest producer. In North America, copper concentrate is produced at our Morenci, Bagdad and Sierrita mines, and is generally shipped to our Miami smelter in Arizona. In South America, we produce copper concentrate at our Cerro Verde, Candelaria and Ojos del Salado mines.

Copper Cathode.  We produce copper cathode at two electrolytic refineries (located in El Paso, Texas, and Huelva, Spain) and at ten of our mines.  In North America, SX/EW cathode is produced from our Morenci, Bagdad, Safford, Sierrita, Miami, Tyrone and Chino mines; in South America from our Cerro Verde and El Abra mines; and from our Tenke mine in Africa. PT Smelting also produces copper cathode.

Continuous Cast Copper Rod.  We manufacture continuous cast copper rod at our facilities in El Paso, Texas; Norwich, Connecticut; and Miami, Arizona, primarily using copper cathode produced at our North America mines.

Other Copper Products.  We produce specialty copper products at our Bayway operations in Elizabeth, New Jersey. These products include specialty copper alloys in the forms of rod, bar and strip. We manufacture electrode wire for use in welding steel cans at our Norwich, Connecticut and El Paso, Texas, facilities. We also produce copper sulfate pentahydrate for use in agricultural and industrial applications at our facility in Sierrita, Arizona. All of these facilities primarily use copper cathode produced at our North America mines to manufacture their end products.

Copper Sales
North America.  The majority of the copper produced at our North America copper mines and refined in our El Paso, Texas, refinery is consumed at our rod plants. The remainder of our North America copper production is sold in the form of copper cathode or copper concentrate to third parties. Generally, copper rod and cathode are sold to wire and cable fabricators and brass mills under United States (U.S.) dollar-denominated, annual contracts. Cathode and rod contract prices are generally based on the prevailing COMEX monthly average spot price for the month of shipment and include a premium.

South America. Production from our South America mines is sold as copper concentrate or copper cathode to third parties under U.S. dollar-denominated, annual and multi-year contracts. Our South America mines sell approximately 60 percent of their copper production in concentrate and the rest as cathode.  During 2010, 16 percent of our South America mines concentrate was sold at market rates to Atlantic Copper, our wholly owned copper smelting and refining unit in Spain.

Substantially all of South America’s copper concentrate and cathode sales provide final copper pricing in a specified future period (generally one to four months from the shipment date) based on quoted LME monthly average spot prices. Revenues from South America’s concentrate sales are recorded net of treatment and refining charges, which represent fees paid to smelters and refiners that are generally negotiated annually. In addition, because a portion of the metals contained in copper concentrates is unrecoverable from the smelting process, revenues from South America’s concentrate sales are also recorded net of allowances for unrecoverable metals. These allowances are a negotiated term of our contracts and vary by customer.

Indonesia. PT Freeport Indonesia sells its production in the form of copper concentrate, which contains significant quantities of gold and silver, under U.S. dollar-denominated, long-term contracts.  PT Freeport Indonesia also sells a small amount of copper concentrates in the spot market.

PT Freeport Indonesia and our South America mines provide Atlantic Copper with approximately 50 to 60 percent of its current concentrate requirements at market prices. PT Freeport Indonesia also has a contract to provide PT Smelting with the supply of 100 percent of the copper concentrate requirements necessary to produce 205,000 metric tons of copper annually on a priority basis (refer to “Smelting Facilities” for further discussion).

During 2010, 57 percent of PT Freeport Indonesia’s concentrate was sold to PT Smelting and Atlantic Copper.  We anticipate that PT Freeport Indonesia will sell approximately 60 percent of its concentrate to PT Smelting and Atlantic Copper in 2011. A summary of PT Freeport Indonesia’s aggregate percentage concentrate sales to PT Smelting, Atlantic Copper and to other third parties for the last three years follows:

	2010	2009	2008
PT Smelting	36%	32%	41%
Atlantic Copper	21%	18%	15%
Third parties	43%	50%	44%
	100%	100%	100%

Substantially all of PT Freeport Indonesia’s concentrate sales provide final copper pricing in a specified future period (generally one to four months from the shipment date) based on quoted LME monthly average spot prices. Revenues from PT Freeport Indonesia’s concentrate sales are recorded net of royalties and treatment and refining charges (including price participation charges, if applicable, based on the market prices of metals).  PT Freeport Indonesia’s concentrate sales are also net of allowances for unrecoverable metals.

Africa.  Production from our Tenke mine is sold as copper cathode under U.S. dollar-denominated contracts. Substantially all of Tenke’s cathode sales provide final copper pricing in the month after the shipment date based on quoted LME monthly average spot prices. Revenues from Tenke’s cathode sales are recorded net of royalties and also include adjustments for point-of-sale transportation cost that are negotiated in customer contracts.

Europe. Atlantic Copper sells copper cathode directly to rod and brass mills, primarily located in Europe. Atlantic Copper has occasionally sold copper cathode to merchants. Copper cathode is generally sold under annual contracts and priced based on the LME average spot price for the month of arrival at the buyer’s facilities.

Gold Products and Sales
We also produce gold, primarily at the Grasberg minerals district, which accounted for 95 percent of our consolidated gold production in 2010. Gold is primarily sold as a component of our copper concentrate or in slimes, which are a by-product of the smelting and refining process. Gold generally is priced at the average London Bullion Market Association price for a specified month near the month of shipment. Revenues from gold sold as a component of our copper concentrate are recorded net of treatment and refining charges. Revenues from gold sold in slimes are recorded net of refining charges.

Molybdenum Products and Sales
We are the world’s largest producer of molybdenum and molybdenum-based chemicals. In addition to production from our Henderson molybdenum mine, we produce molybdenum concentrate primarily at our Bagdad and Sierrita copper mines in North America, and at our Cerro Verde copper mine in South America. During 2010, 56 percent of our consolidated molybdenum production was from the Henderson molybdenum mine, 34 percent was from the North America copper mines and 10 percent was produced in South America.

The majority of our molybdenum concentrates are processed in our own conversion facilities. Technical-grade oxide is produced from molybdenum concentrates in Sierrita, Arizona; Fort Madison, Iowa and Rotterdam, the Netherlands. Ferromolybdenum is produced from technical-grade oxide in Stowmarket, United Kingdom, through a metallothermic reduction process. High-quality molybdenum concentrates are converted into molybdenum chemicals at Fort Madison and Rotterdam. Molybdenum generally is priced based on the average Metals Week price for the month prior to the month of shipment. Approximately 90 percent of our expected 2011 molybdenum sales are expected to be priced at prevailing market prices.

Cobalt, Silver and Other Products and Sales
We produce cobalt hydroxide at the Tenke mine. Cobalt hydroxide is priced at a discount to the average monthly low price published by Metal Bulletin for a specified month near the month of shipment. We produce silver as a component of our copper concentrate or in slimes. Silver generally is priced at the average London Bullion Market Association price for a specified month near the month of shipment. Sales of cobalt hydroxide, silver and other metals, such as rhenium and magnetite, do not represent a significant component of our total revenues.

For an allocation of our consolidated revenues by geographic area, refer to Note 18.

MINES

Following are maps and descriptions of our mining operations in North America (including both copper and molybdenum operations), South America, Indonesia and Africa.

North America
In the U.S., most of the land occupied by our copper and molybdenum mines, concentrators, SX/EW facilities, smelter, refinery, rod mills, molybdenum roasters and processing facilities is generally owned by us or is located on unpatented mining claims owned by us. Certain portions of our Bagdad, Sierrita, Miami, Tyrone, Chino, Cobre and Henderson operations are located on government-owned land and are operated under a Mine Plan of Operations or other use permit. Various federal and state permits or leases on government land are held for purposes incidental to mine operations.

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

The Morenci operation consists of a 50,000 metric ton-per-day concentrator, that produces copper and molybdenum concentrate; a 68,000 metric ton-per-day crushed-ore leach pad and stacking system; a low-grade run-of-mine (ROM) leaching system; four SX plants; and three EW tank houses that produce copper cathode. Total EW tank house capacity is approximately 900 million pounds of copper per year. Morenci’s concentrate leach, direct-electrowinning facility was commissioned in third-quarter 2007 and processed copper concentrate until early 2009 when it was placed on care-and-maintenance status. The available mining fleet consists of 102 235-metric ton haul trucks loaded by 11 shovels with bucket sizes ranging from 47 to 55 cubic meters, which are capable of moving over 750,000 metric tons of material per day.

In March 2010, we restarted the Morenci mill to process available sulfide material currently being mined. Mill throughput averaged 42,200 metric tons of ore per day in fourth-quarter 2010 and 26,000 metric tons of ore per day during the year 2010 and is expected to increase to approximately 50,000 metric tons of ore per day in 2011. We have also commenced a staged ramp up at the Morenci mine from the 2009 rate of 450,000 metric tons of ore per day to 635,000 metric tons of ore per day. The mining rate averaged 566,000 metric tons of ore per day in fourth-quarter 2010 and over 480,000 metric tons of ore per day during the year 2010. These activities are expected to enable Morenci’s copper production to increase by approximately 125 million pounds of copper per year in 2011.

Morenci’s copper production, including our joint venture partner’s share, totaled 514 million pounds in 2010, 504 million pounds in 2009 and 737 million pounds in 2008.

Morenci is located in a desert environment with rainfall averaging 13 inches per year. The highest bench elevation is 2,000 meters above sea level and the ultimate pit bottom is expected to have an elevation of 840 meters above sea level. The Morenci operation encompasses approximately 56,697 acres, comprising 50,200 acres of patented mining claims and other fee lands, 6,002 acres of unpatented mining claims, and 495 acres of land held by state or federal permits, easements and rights-of-way.

Morenci receives electrical power from Tucson Electric Power Company, Arizona Public Service Company and the Luna Energy facility in Deming, New Mexico (in which we own a one-third interest). Although we believe the Morenci operation has sufficient water sources to support current operations, we are a party to litigation that may set legal precedents, which could adversely affect our water rights at Morenci and at our other properties in Arizona. Refer to Item 3. “Legal Proceedings,” for information concerning the status of these proceedings.

Bagdad

Our wholly owned Bagdad mine is an open-pit copper and molybdenum mining complex located in Yavapai County in west-central Arizona. It is approximately 60 miles west of Prescott and 100 miles northwest of Phoenix. The property can be reached by Arizona Highway 96, which ends at the town of Bagdad. The closest railroad is at Hillside, Arizona, approximately 24 miles southeast on Arizona Highway 96. The open-pit mining operation has been ongoing since 1945, and prior mining was conducted through underground workings.

The Bagdad mine is a porphyry copper deposit containing both sulfide and oxide mineralization. Chalcopyrite and molybdenite are the dominant primary sulfides and are the primary economic minerals in the mine. Chalcocite is the most common secondary copper sulfide mineral, and the predominant oxide copper minerals are chrysocolla, malachite and azurite.

The Bagdad operation consists of a 75,000 metric ton-per-day concentrator that produces copper and molybdenum concentrates, an SX/EW plant that can produce up to 25 million pounds per year of copper cathode from solution generated by low-grade stockpile leaching and a pressure leach plant to process molybdenum concentrate. The available mining fleet has the capacity to move in excess of 180,000 metric tons of material per day using twenty-four 235-metric ton haul trucks loaded by five shovels with bucket sizes ranging from 40 to 56 cubic meters.

Bagdad’s production totaled 203 million pounds of copper and 7 million pounds of molybdenum in 2010, 225 million pounds of copper and 6 million pounds of molybdenum in 2009, and 227 million pounds of copper and 8 million pounds of molybdenum in 2008.

Bagdad is located in a desert environment with rainfall averaging 15 inches per year. The highest bench elevation is 1,200 meters above sea level and the ultimate pit bottom is expected to be 310 meters above sea level. The Bagdad operation encompasses approximately 21,743 acres, comprising 21,143 acres of patented mining claims and other fee lands, and 600 acres of unpatented mining claims.

Bagdad receives electrical power from Arizona Public Service Company. Although we believe the Bagdad operation has sufficient water resources to support current operations, we are a party to litigation that may set legal precedents, which could adversely affect our water rights at Bagdad and at our other properties in Arizona. Refer to Item 3. “Legal Proceedings,” for information concerning the status of these proceedings.

Safford

Our wholly owned Safford mine has been in operation since 2007 and is an open-pit copper mining complex located in Graham County, Arizona, approximately eight miles north of the town of Safford and 170 miles east of Phoenix. The site is accessible by paved county road off U.S. Highway 70.

The Safford mine includes two copper deposits that have oxide mineralization overlaying primary copper sulfide mineralization. The predominant oxide copper minerals are chrysocolla and copper-bearing iron oxides with the predominant copper sulfide material being chalcopyrite.

The property is a mine-for-leach project and produces copper cathodes. The operation consists of two open pits feeding a crushing facility with a capacity of 103,000 metric tons per day of crushed ore. The crushed ore is delivered to a single leach pad by a series of overland and portable conveyors. Leach solutions feed an SX/EW facility with a capacity of 240 million pounds of copper per year. The available mining fleet consists of twenty 235-metric ton haul trucks loaded by five shovels with bucket sizes ranging from 31 to 34 cubic meters, which are capable of moving an average of approximately 285,000 metric tons of material per day.

We are completing construction of a sulphur burner at Safford, which will provide a more cost-effective source of sulphuric acid used in SX/EW operations and lower transportation costs. This project is expected to be completed in second-quarter 2011.

Safford’s copper production totaled 143 million pounds in 2010, 184 million pounds in 2009 and 133 million pounds in 2008.

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

The Safford operation’s electrical power is provided by The Morenci Water & Electric Company, a wholly owned subsidiary of FCX, through the transmission systems of Southwest Transmission Cooperative, a subsidiary of Arizona Electric Power Cooperative, Inc., with most of the power sourced from the Luna Energy facility. Although we believe the Safford operation has sufficient water resources to support current operations, we are a party to litigation that may set legal precedents, which could adversely impact the water rights at Safford and at our other properties in Arizona. Refer to Item 3. “Legal Proceedings,” for information concerning the status of these proceedings.

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

The Sierrita operation includes a 102,000 metric ton-per-day concentrator that produces copper and molybdenum concentrates. Sierrita also produces copper from a ROM oxide-leaching system. Cathode copper is plated at the Twin Buttes EW facility, which has a design capacity of approximately 50 million pounds of copper per year. In 2004, a copper sulfate crystal plant began production, which has the capacity to produce 40 million pounds of copper sulfate per year. The Sierrita operation also has molybdenum facilities consisting of a leaching circuit, two molybdenum roasters and a packaging facility. The molybdenum facilities process Sierrita concentrate, concentrate from our other mines and concentrate from third-party sources. The available mining fleet has the capacity to move an average of 200,000 metric tons of material per day using twenty-four 235-metric ton haul trucks loaded by four shovels with bucket sizes ranging from 34 to 56 cubic meters.

Sierrita’s production totaled 147 million pounds of copper and 18 million pounds of molybdenum in 2010, 170 million pounds of copper and 19 million pounds of molybdenum in 2009, and 188 million pounds of copper and 20 million pounds of molybdenum in 2008.

Sierrita is located in a desert environment with rainfall averaging 12 inches per year. The highest bench elevation is 1,160 meters above sea level and the ultimate pit bottom is expected to be 440 meters above sea level. The Sierrita operation, including the adjacent Twin Buttes site which we acquired in December 2009, encompasses approximately 27,000 acres, comprising 13,282 acres of patented mining claims and other fee lands, 11,694 acres of unpatented mining claims and 2,024 acres of leased lands.

Sierrita receives electrical power through long-term contracts with the Tucson Electric Power Company. Although we believe the Sierrita operation has sufficient water resources to support current operations, we are a party to litigation that may set legal precedents, which could adversely affect our water rights at Sierrita and at our other properties in Arizona. Refer to Item 3. “Legal Proceedings,” for information concerning the status of these proceedings.

Miami

Our wholly owned Miami mine is an open-pit copper mining complex located in Gila County, Arizona, approximately 90 miles east of Phoenix and six miles west of the city of Globe on U.S. Highway 60. The site is accessible by a paved highway and by rail.

The Miami mine is developed on a porphyry copper deposit that has leachable oxide and secondary sulfide mineralization. The predominant oxide copper minerals are chrysocolla, copper-bearing clays, malachite and azurite.  Chalcocite and covellite are the most important secondary copper sulfide minerals.

Since about 1915, the Miami mining operation had processed copper ore using both flotation and leaching technologies. Currently, operations consist of residual leaching of stockpiles with copper recovered (from solution) by the SX/EW process. The design capacity of the SX/EW plant is 200 million pounds of copper per year. We initiated limited mining activities at the Miami mine to improve efficiencies of ongoing reclamation projects associated with historical mining operations at the site. During an approximate 5-year mine life, we expect to ramp up production to approximately 100 million pounds of copper per year by 2012. The available mining fleet consists of twenty-four 227-metric ton haul trucks loaded by 3 shovels with bucket sizes ranging from 31 to 34 cubic meters, which are capable of moving an average of approximately 155,000 metric tons of material per day.

Miami’s copper production totaled 18 million pounds in 2010, 16 million pounds in 2009 and 19 million pounds in 2008.

Miami is located in a desert environment with rainfall averaging 18 inches per year. The highest bench elevation is 1,390 meters above sea level, and the ultimate pit bottom will have an elevation of 810 meters above sea level. The Miami operation encompasses approximately 9,058 acres comprising 8,725 acres of patented mining claims and other fee lands and 333 acres of unpatented mining claims.

Miami receives electrical power through long-term contracts with the Salt River Project and natural gas through long-term contracts with El Paso Natural Gas as the transporter. Although we believe the Miami operation has sufficient water resources to support current operations, we are a party to litigation that may set legal precedents, which could adversely affect our water rights at Miami and at our other properties in Arizona. Refer to Item 3. “Legal Proceedings,” for information concerning the status of these proceedings.

Tyrone and Chino

Tyrone
Our wholly owned Tyrone mine is an open-pit copper mining complex which has been in operation since 1967. It is located in southwestern New Mexico in Grant County, approximately 10 miles south of Silver City, New Mexico, along State Highway 90. The site is accessible by paved road and will have rail access in 2011.

The Tyrone mine is a porphyry copper deposit. Mineralization is predominantly secondary sulfide consisting of chalcocite with leachable oxide mineralization consisting of chrysocola.

Copper processing facilities consist of an SX/EW operation with a maximum capacity of 168 million pounds of copper cathodes per year. The available mining fleet has the capacity to move an average of 130,000 metric tons of material per day using 19 240-metric ton haul trucks loaded by three shovels with bucket sizes ranging from 17 to 42 cubic meters.

Tyrone’s copper production totaled 82 million pounds in 2010, 86 million pounds in 2009 and 76 million pounds in 2008.

Tyrone is located in a desert environment with rainfall averaging 16 inches per year. The highest bench elevation is 2,000 meters above sea level and the ultimate pit bottom is expected to have an elevation of 1,500 meters above sea level. The Tyrone operation encompasses approximately 35,200 acres, comprising 18,755 acres of patented mining claims and other fee lands, and 16,445 acres of unpatented mining claims (including 1,116 acres overlaying federal minerals on previously counted fee lands).

Tyrone receives electrical power from the Luna Energy facility and from the open market. Tyrone also has the ability to self-generate power. We believe the Tyrone operation has sufficient water resources to support current operations.

Chino
Our wholly owned Chino mine is an open-pit copper mining complex located in southwestern New Mexico in Grant County, approximately 15 miles east of the town of Silver City off of State Highway 180. The mine is accessible by paved roads and by rail. Chino has been in operation since 1910.

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

We have initiated a restart of mining and milling activities at Chino, which were suspended in late 2008. The ramp up of mining and milling activities will significantly increase copper production at Chino, which is currently producing small amounts of copper from existing leach stockpiles. Planned mining and milling rates are expected to be achieved by the end of 2013. Incremental annual copper production is expected to be 100 million pounds in 2012 and 2013 and 200 million pounds in 2014.

Chino’s copper production totaled 34 million pounds in 2010, 36 million pounds in 2009 and 155 million pounds in 2008.

Chino is located in a desert environment with rainfall averaging 16 inches per year. The highest bench elevation is 2,250 meters above sea level, and the ultimate pit bottom is expected to be 1,500 meters above sea level. The Chino operation encompasses approximately 118,024 acres comprising 113,220 acres of patented mining claims and other fee lands, and 4,804 acres of unpatented mining claims (including 22,907 acres overlaying federal and state minerals on previously counted fee lands).

Chino receives power from the Luna Energy Facility and from the open market. It also has the ability to self-generate power. We believe Chino has sufficient water resources to support current operations.

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

As a result of weakened molybdenum markets, Henderson operated at reduced rates during 2009; however, substantially improved market conditions have resulted in an increase in Henderson’s operating rates during 2010. Henderson’s molybdenum production totaled 40 million pounds in 2010, 27 million pounds in 2009 and 40 million pounds in 2008.

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

Henderson operations receive electrical power through long-term contracts with Xcel Energy and natural gas through long-term contracts with Anadarko Energy Services Company, with Xcel Energy as the transporter. We believe the Henderson operation has sufficient water resources to support current operations.

Other North America Mines
In addition to the currently operating mines described above, we have four non-operating copper mines: Ajo, Bisbee and Tohono in Arizona, and Cobre in New Mexico; and the Climax molybdenum mine in Colorado.

Our four non-operating copper mines have been on care-and-maintenance status for several years and would require significant capital investment to return them to operating status.

Construction activities are ongoing at our Climax molybdenum mine, which was placed on care-and-maintenance status in 1995. Recent activities include the completion of concrete foundations for various equipment installations and commencement of the ball mill shell assembly. We plan to advance construction and conduct mine preparation activities during 2011. The timing for start up of mining and milling activities is dependent on market conditions. The Climax molybdenum mine would have an initial annual design capacity of 30 million pounds with significant expansion options. Total estimated costs for the project approximate $700 million, of which $254 million has been incurred as of December 31, 2010.

South America
At our operations in South America, mine properties and facilities are controlled through mining claims or concessions under the general mining laws of the relevant country. The claims or concessions are owned or controlled by the operating companies in which we or our subsidiaries have a controlling ownership interest. Roads, power lines and aqueducts are controlled by easements.

Cerro Verde

We have a 53.56 percent ownership interest in Cerro Verde, with the remaining 46.44 percent held by SMM Cerro Verde Netherlands B.V. (21.0 percent), Compañia de Minas Buenaventura S.A.A. (19.3 percent) and other stockholders whose shares are publicly traded on the Lima Stock Exchange (6.14 percent).

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

Cerro Verde’s current operation consists of an open-pit copper mine, concentrator and SX/EW leaching facilities. Leach copper production is derived from a 39,000 metric ton-per-day crushed leach facility and a ROM leach system. This leaching operation has a capacity of approximately 200 million pounds of copper per year. A 108,000 metric ton-per-day concentrator was completed and began processing of sulfide ore in 2006. During 2010, we completed a project to increase throughput of the concentrator to approximately 120,000 metric tons of ore per day. The available fleet consists of twenty-eight 180-metric ton and 230-metric ton haul trucks loaded by five shovels with bucket sizes ranging in size from 21 to 53 cubic meters, which are capable of moving an average of approximately 308,000 metric tons of material per day.

Cerro Verde’s production totaled 668 million pounds of copper and 7 million pounds of molybdenum in 2010, 662 million pounds of copper and 2 million pounds of molybdenum in 2009, and 694 million pounds of copper and 3 million pounds of molybdenum in 2008.

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

Cerro Verde receives electrical power under long-term contracts with Kallpa Generación SA and Empresa de Generación Eléctrica de Arequipa. Water for our Cerro Verde processing operations comes from renewable sources through a series of storage reservoirs on the Rio Chili watershed that collect water primarily from seasonal precipitation. Cerro Verde’s participation in the Pillones Reservoir Project has secured water rights that we believe will be sufficient to support Cerro Verde’s current operations. For a discussion of risks associated with the availability of water, see Item 1A. “Risk Factors.”

El Abra

We own a 51 percent interest in El Abra, and the remaining 49 percent interest is held by the state-owned copper enterprise Corporación Nacional del Cobre de Chile (CODELCO).

El Abra is an open-pit copper mining complex that has been in operation since 1996 and is located 47 miles north of Calama in Chile’s El Loa province, Region II. The site is accessible by paved highway and by rail.

The El Abra mine is a porphyry copper deposit that has sulfide and oxide mineralization. The predominant primary sulfide copper minerals are bornite and chalcopyrite. There is a minor amount of secondary sulfide mineralization as chalcocite. The oxide copper minerals are chrysocolla and pseudomalachite. There are lesser amounts of copper-bearing clays and tenorite.

The El Abra operation consists of an open-pit copper mine and an SX/EW facility with a capacity of 500 million pounds of copper cathode per year from a 115,000 metric ton-per-day crushed leach circuit and a similar-sized, ROM leaching operation. The available fleet consists of thirty-five 220-metric ton haul trucks loaded by four shovels with buckets ranging in size from 26 to 41 cubic meters, which are capable of moving an average of 223,000 metric tons of material per day.

We are completing construction activities associated with the development of a large sulfide deposit at El Abra to extend its mine life by over 10 years. Construction activities for the initial phase of the project are approximately 80 percent complete. Production from the sulfide ore, which is projected to ramp up to approximately 300 million pounds of copper per year, is expected to replace the current depleting oxide copper production. The aggregate capital investment for this project is expected to total $725 million through 2015, of which approximately $565 million is for the initial phase of the project that is expected to be completed in second-quarter 2011.

El Abra’s copper production totaled 320 million pounds in 2010, 358 million pounds in 2009 and 366 million pounds in 2008.

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

El Abra currently receives electrical power under a contract with Electroandina. Water for our El Abra processing operations comes from pumping of groundwater from the Salar de Ascotán pursuant to regulatory approval. We believe El Abra has sufficient water rights to support current operations. For a discussion of risks associated with the availability of water, see Item 1A. “Risk Factors.”

Candelaria and Ojos del Salado

Candelaria
We have an 80 percent ownership interest in Candelaria, with the remaining 20 percent interest owned by affiliates of Sumitomo Corporation.

Candelaria’s open-pit copper mine has been in operation since 1993 and the underground mine has been in operation since 2005. The Candelaria copper mining complex is located approximately 12 miles south of Copiapó in northern Chile’s Atacama province, Region III. The site is accessible by two maintained dirt roads, one coming through the Tierra Amarilla community and the other off of Route 5 of the International Pan-American Highway. Copper concentrates are transported by truck to the Punta Padrones port facility located in Caldera, approximately 50 miles northwest of the mine.

The Candelaria mine is an iron oxide, copper and gold deposit. Primary sulfide mineralization consists of chalcopyrite.

The Candelaria operation consists of an open-pit copper mine and a 6,000 metric ton-per-day underground copper mine, which is mined by sublevel stoping, feeding a 75,000 metric ton-per-day concentrator.  The available fleet consists of forty-four 225-metric ton haul trucks loaded by six shovels with bucket sizes ranging from 13 to 43 cubic meters, which are capable of moving 235,000 metric tons of material per day.

Candelaria’s production totaled 300 million pounds of copper and 76 thousand ounces of gold in 2010, 296 million pounds of copper and 74 thousand ounces of gold in 2009, and 383 million pounds of copper and 98 thousand ounces of gold in 2008.

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

Candelaria receives electrical power through long-term contracts with Empresa Eléctrica Guacolda S.A., a local energy company. Candelaria’s water supply comes from well fields in the area of Tierra Amarilla and Copiapó that draw water from the Copiapó River aquifer. Because of rapid depletion of that aquifer in recent years, Candelaria is expanding its sources of water supply. We have recently completed construction of a pipeline to bring water from a nearby water treatment facility, and have also started engineering for a desalination plant that will supply all of Candelaria’s longer term water needs. The plant is expected to be completed by the end of 2012 at an aggregate capital investment of approximately $280 million. For further discussion of risks associated with the availability of water, see Item 1A. “Risk Factors.”

Ojos del Salado
We have an 80 percent ownership interest in Ojos del Salado, with the remaining 20 percent interest owned by affiliates of Sumitomo Corporation.

The Ojos del Salado operation began commercial production in 1929 and consists of two underground copper mines (Santos and Alcaparrosa) and a 3,800 metric ton-per-day concentrator. The operation is located approximately 10 miles east of Copiapó in northern Chile’s Atacama province, Region III, and is accessible by paved highway. The Ojos del Salado mines are iron oxide and copper and gold deposits. Primary sulfide mineralization consists of chalcopyrite.

The Ojos del Salado operation has a capacity of 3,800 metric tons per day of ore from the Santos underground mine and 4,000 metric tons of ore per day from the Alcaparrosa underground mine. The ore from both mines is mined by sublevel stoping since both the ore and enclosing rocks are competent. The broken ore is removed from the stopes using scoops and loaded into an available fleet of twenty-six 28-metric ton trucks, which transport the ore to the surface. The ore from the Santos mine is hauled directly to the Ojos del Salado mill for processing, and the ore from the Alcaparrosa mine is reloaded into six 54-metric ton trucks and hauled seven miles to the Candelaria mill for processing. The Ojos del Salado concentrator has the capacity to produce over 30 million pounds of copper and 9,000 ounces of gold per year. Tailings from the Ojos del Salado mill are pumped to the Candelaria tailings facility for final deposition. The Candelaria facility has sufficient capacity for the remaining Ojos del Salado tailings.

Ojos del Salado’s production totaled 66 million pounds of copper and 17 thousand ounces of gold in 2010, 74 million pounds of copper and 18 thousand ounces of gold in 2009, and 63 million pounds of copper and 16 thousand ounces of gold in 2008.

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

Ojos del Salado receives electrical power through long-term contracts with Empresa Eléctrica Guacolda S.A. Ojos del Salado’s water supply comes from well fields in the area of Tierra Amarilla and Copiapó that draw water from the Copiapó River aquifer. For a discussion of risks associated with the availability of water, see Item 1A. “Risk Factors.”

Indonesia

Ownership. PT Freeport Indonesia is a limited liability company organized under the laws of the Republic of Indonesia and incorporated in Delaware. We directly own 81.28 percent of PT Freeport Indonesia, 9.36 percent indirectly through our wholly owned subsidiary, PT Indocopper Investama, and the Government of Indonesia owns the remaining 9.36 percent.

We have established certain unincorporated joint ventures with Rio Tinto plc (Rio Tinto). Pursuant to the joint venture agreement, Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver through 2021 in Block A of PT Freeport Indonesia’s Contract of Work, and, after 2021, a 40 percent interest in all production from Block A (refer to Note 2 for further discussion).

Contract of Work (COW). Through a COW with the Government of Indonesia, PT Freeport Indonesia conducts its current exploration and mining operations in Indonesia. The COW governs our rights and obligations relating to taxes, exchange controls, royalties, repatriation and other matters, and was concluded pursuant to the 1967 Foreign Capital Investment Law, which expresses Indonesia’s foreign investment policy and provides basic guarantees of remittance rights and protection against nationalization, a framework for economic incentives and basic rules regarding other rights and obligations of foreign investors. Specifically, the COW provides that the Government of Indonesia will not nationalize or expropriate PT Freeport Indonesia’s mining operations. Any disputes regarding the provisions of the COW are subject to international arbitration. We have experienced no disputes requiring arbitration during the more than 40 years we have operated in Indonesia.

PT Freeport Indonesia’s original COW was entered into in 1967 and was replaced by a new COW in 1991. The initial term of the current COW expires in 2021, but can be extended for two 10-year periods subject to Indonesian government approval, which cannot be withheld or delayed unreasonably. The COW allows us to conduct exploration, mining and production activities in the 24,700-acre Block A area, which is where all of PT Freeport Indonesia’s proven and probable mineral reserves and current mining operations are located. Under the COW, PT Freeport Indonesia also conducts exploration activities in the approximate 500,000-acre Block B area.

As further discussed in Note 14, PT Freeport Indonesia pays copper royalties under its COW, and has agreed to pay additional royalties to the Government of Indonesia that are not required under its COW. The additional royalties provide further support to the local governments and to the people of the Indonesian province of Papua. PT Freeport Indonesia’s share of the combined royalties totaled $156 million in 2010, $147 million in 2009 and $113 million in 2008.

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

In 2008, Indonesia enacted a new mining law, which will operate under a licensing system as opposed to the COW system that applies to PT Freeport Indonesia, Eastern Minerals and PTNBM. In 2010, the Government of Indonesia promulgated regulations under the 2008 mining law and certain provisions address existing COWs. The regulations provide that COWs will continue to be honored until their expiration. However, the regulations attempt to apply certain provisions of the new law to existing COWs and to convert any existing COWs to licenses for any extension periods provided by the applicable COW even though our COWs provide for two 10-year extension periods under the existing terms of our COWs.

Grasberg Minerals District.  PT Freeport Indonesia operates in the remote highlands of the Sudirman Mountain Range in the province of Papua, Indonesia, which is on the western half of the island of New Guinea. We and our predecessors have conducted exploration and mining operations in Block A since 1967 and have been the only operator of these operations. The Grasberg minerals district currently has three mines in operation: the Grasberg open pit, the Deep Ore Zone (DOZ) underground block cave and the Big Gossan open stoping mine. We also have significant development projects in the Grasberg minerals district, which are discussed in more detail in “Development Projects and Exploration” and in Item 7.  “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

PT Freeport Indonesia’s production, including our joint venture partner’s share, totaled 1.3 billion pounds of copper and 2.0 million ounces of gold in 2010, 1.6 billion pounds of copper and 3.0 million ounces of gold in 2009 and 1.1 billion pounds of copper and 1.2 million ounces of gold in 2008.

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

Grasberg Open Pit
We began open-pit mining of the Grasberg ore body in 1990. Open-pit operations are expected to continue through mid 2016, at which time underground mining operations are scheduled to begin at our Grasberg Block Cave mine, which is currently in development. Production in the open-pit is currently at the 3,265- to 3,940- meter elevation level and totaled 53 million metric tons of ore in 2010 and 57 million metric tons of ore in 2009, which provided 63 percent of our 2010 mill feed and 70 percent of our 2009 mill feed. Remaining mill feed comes from our DOZ and Big Gossan mines.

The current equipment fleet consists of over 500 units. The larger mining equipment directly associated with production includes an available fleet of 163 haul trucks with payloads ranging from approximately 215 metric tons to 330 metric tons and 18 shovels with bucket sizes ranging from 30 cubic meters to 42 cubic meters, which during 2010 moved an average of 701,000 metric tons per day.

Grasberg crushing and conveying systems are integral to the mine and provide the capacity to transport up to 225,000 metric tons per day of Grasberg ore to the mill and 135,000 metric tons per day of overburden to the overburden stockpiles. The remaining ore and overburden is moved by haul trucks.

Deep Ore Zone (DOZ)
The DOZ ore body lies vertically below the now depleted Intermediate Ore Zone. We began production from the DOZ ore body in 1989 using open stope mining methods, but suspended production in 1991 in favor of production from the Grasberg deposit. Production resumed in September 2000 using the block-cave method. Production is at the 3,110-meter elevation level and totaled 29 million metric tons of ore in 2010 and 26 million metric tons in 2009. Production at the DOZ mine is expected to continue through 2019. Beginning in 2015, we plan to ramp up production at our Deep Mill Level Zone (DMLZ) block cave mine, which is currently under development.

During 2010, we completed over 10,000 meters of development drifting in support of the block-cave mining method for the DOZ mine. The expansion of the DOZ operation to 80,000 metric tons of ore per day is complete. The success of the development of the DOZ mine, one of the world’s largest underground mines, provides confidence in the future development of PT Freeport Indonesia’s large-scale undeveloped underground ore bodies.

The DOZ mine fleet consists of over 195 pieces of mobile heavy equipment, which in 2010 moved an average of 80,000 metric tons of ore per day. The primary mining equipment directly associated with production and development includes an available fleet of 52 LHD units and 25 haul trucks. Our production LHD units typically carry approximately 11 metric tons of ore. Using ore passes and chutes, the LHD units transfer ore into 55-ton capacity haul trucks. The trucks dump into two gyratory crushers and the ore is then conveyed to the surface stockpiles.

Big Gossan
The Big Gossan mine lies underground and adjacent to the current mill site and is a skarn hosted copper, gold and silver deposit.  It is a tabular, near vertical ore body with approximate dimensions of 1,200 meters along strike and 800 meters down dip with varying thicknesses from 20 meters to 120 meters.  The mine utilizes a blasthole stoping method with delayed paste backfill.  Stopes of varying sizes are mined and the ore dropped down passes to a truck haulage level.  Trucks are chute loaded and transport the ore to a jaw crusher.  The crushed ore is then hoisted vertically via a two skip production shaft to a level where it is loaded onto a conveyor belt.  The belt carries the ore to one of the main underground conveyors where the ore is transferred and carried to the surface mill stockpile for processing.

Production began in fourth-quarter 2010 and is designed to ramp up to 7,000 metric tons per day by late 2012, which will result in average annual aggregate incremental production of 125 million pounds of copper and 65 thousand ounces of gold (with PT Freeport Indonesia receiving 60 percent of these amounts).

Description of Ore Bodies. Our Indonesia ore bodies are located within and around two main igneous intrusions, the Grasberg monzodiorite and the Ertsberg diorite. The host rocks of these ore bodies include both carbonate and clastic rocks that form the ridge crests and upper flanks of the Sudirman Range, and the igneous rocks of monzonitic to dioritic composition that intrude them. The igneous-hosted ore bodies (the Grasberg open pit and block cave, and portions of the DOZ block cave) occur as vein stockworks and disseminations of copper sulfides, dominated by chalcopyrite and, to a much lesser extent, bornite. The sedimentary-rock hosted ore bodies (portions of the DOZ and all of the Big Gossan) occur as “magnetite-rich, calcium/magnesian skarn” replacements, whose location and orientation are strongly influenced by major faults and by the chemistry of the carbonate rocks along the margins of the intrusions.

The copper mineralization in these skarn deposits is dominated by chalcopyrite, but higher bornite concentrations are common. Moreover, gold occurs in significant concentrations in all of the district’s ore bodies, though rarely visible to the naked eye. These gold concentrations usually occur as inclusions within the copper sulfide minerals, though, in some deposits, these concentrations can also be strongly associated with pyrite.

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

Africa

We currently own an effective 57.75 percent interest in the Tenke Fungurume minerals district. The remaining ownership interests are held by Lundin Mining Corporation (Lundin) (currently an effective 24.75 percent interest) and La Générale des Carrières et des Mines (Gécamines), which is wholly owned by the Government of the DRC (currently 17.5 percent non-dilutable interest).

We are entitled to mine in the DRC under the Amended and Restated Mining Convention (ARMC) between TFM and the government of the DRC. The original Mining Convention was entered into in 1996 and was replaced with the ARMC in 2005. As further discussed in Note 14, in October 2010, the government of the DRC announced the conclusion of the review of TFM’s contracts, and confirmed that the existing mining contracts are in good standing and acknowledged the rights and benefits granted under those contracts. In connection with the review, TFM made several commitments that have been reflected in amendments to its mining contracts (refer to Note 14 for further discussion). In December 2010, the addenda to TFM’s ARMC and Amended and Restated Shareholders’ Agreement were signed by the parties and are pending a Presidential Decree. TFM’s existing mining contracts will be in effect until the Presidential Decree is obtained. After giving effect to the amendments and obtaining approval of the modification to TFM’s bylaws, our effective ownership interest in the project will be 56.0 percent.

TFM pays a royalty of 2 percent of net revenues under the ARMC, which totaled $20 million in 2010 and $7 million in 2009.

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

Initial copper production commenced at the Tenke Fungurume mine in late March 2009. Targeted copper production rates were achieved in September 2009 and the cobalt and sulphuric acid plants were commissioned in third-quarter 2009. Copper and cobalt are recovered through an agitation-leach plant. The milling facilities at Tenke, which were designed to produce at a capacity rate of 8,000 metric tons of ore per day, have been performing above capacity, with mill throughput averaging 10,300 metric tons of ore per day in 2010. The current equipment fleet includes one twelve-cubic meter front-end loader, ten 5-cubic meter front-end loaders, four 91-metric ton haul trucks, twenty-nine 45-metric ton haul trucks, surface miners, production drills, sampling machines and crawler dozers.

We are planning a second phase of the project, which would include optimizing the current plant and increasing capacity. As part of the second phase, a range of near-term expansion options are being considered, which have the potential of adding 100 million to 200 million pounds of copper per year over the next two to three years. Future expansions are subject to a number of factors, including economic and market conditions and the business and investment climate in the DRC.

Tenke’s production totaled 265 million pounds of copper and 20 million pounds of cobalt in 2010 and 154 million pounds of copper in 2009.

Tenke Fungurume is located in a tropical region; however, temperatures are moderated by its higher altitudes. Weather in this region is characterized by a dry season and a wet season, each lasting about six months with average rainfall of 47 inches per year. The highest bench elevation is expected to be 1,490 meters above sea level and the ultimate pit bottom is expected to be 1,270 meters above sea level. The Tenke Fungurume deposits are located within four concessions totaling 394,455 acres.

Tenke Fungurume has entered into long-term power supply and infrastructure funding agreements with La Société Nationale d’Electricité, the state-owned electric utility company serving the region. The results of a recent water exploration program, as well as the regional geological and hydro-geological conditions, indicate that adequate water is available for the project, and for hydro-electric generation during the expected life of the operation.

For comparative purposes, production and sales data shown below for the years ended December 31, 2007 and 2006, combines our historical data with Phelps Dodge pre-acquisition data. As the pre-acquisition operating data represent the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

PRODUCTION DATA

	Years Ended December 31,
COPPER (millions of recoverable pounds)	2010	2009	2008		2007a		2006a

(FCX’s net interest in %)
North America
Morenci (85%)b	437	428	626		687		693
Bagdad (100%)	203	225	227		202		165
Safford (100%)	143	184	133		1		-
Sierrita (100%)	147	170	188		150		162
Tyrone (100%)	82	86	76		50		64
Chino (100%)	34	36	155		190		186
Miami (100%)	18	16	19		20		19
Other (100%)	3	2	6		20		16
Total North America	1,067	1,147	1,430		1,320	c	1,305

South America
Cerro Verde (53.56%)	668	662	694		594		222
El Abra (51%)	320	358	366		366		482
Candelaria/Ojos del Salado (80%)	366	370	446		453		429
Total South America	1,354	1,390	1,506		1,413	c	1,133

Indonesia
Grasberg (90.64%)d	1,222	1,412	1,094		1,151		1,201

Africa
Tenke Fungurume (57.75%)	265	154	-		-		-
Consolidated	3,908	4,103	4,030		3,884		3,639

Less noncontrolling interests	766	754	693		653		537
Net	3,142	3,349	3,337		3,231		3,102

GOLD (thousands of recoverable ounces)

(FCX’s net interest in %)
North America (100%)b	7	4	14		15		19
South America (80%)	93	92	114		116	e	112
Indonesia (90.64%)d	1,786	2,568	1,163		2,198		1,732
Consolidated	1,886	2,664	1,291		2,329		1,863

Less noncontrolling interests	186	258	132		229		184
Net	1,700	2,406	1,159		2,100		1,679

MOLYBDENUM (millions of recoverable pounds)

(FCX’s net interest in %)
Henderson (100%)	40	27	40		39	f	37
North America copper mines (100%)	25	25	30	b	30	b	31	b
Cerro Verde (53.56%)	7	2	3		1		-
Consolidated	72	54	73		70		68

Less noncontrolling interest	3	1	1		-		-
Net	69	53	72		70		68

a.
For comparative purposes, operating data for the years ended December 31, 2007 and 2006, combines our historical data with Phelps Dodge pre-acquisition data. As the pre-acquisition data represent the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Amounts are net of Morenci’s 15 percent joint venture partner interest.

c.	Includes North America copper production of 258 million pounds and South America copper production of 259 million pounds for Phelps Dodge’s pre-acquisition results.

d.	Amounts are net of Grasberg’s joint venture partner’s interest, which varies in accordance with terms of the joint venture agreement.

e.	Includes gold production of 21 thousand ounces for Phelps Dodge’s pre-acquisition results.

f.	Includes molybdenum production of 14 million pounds for Phelps Dodge’s pre-acquisition results.

SALES DATA

	Years Ended December 31,
COPPER (millions of recoverable pounds)	2010	2009	2008	2007a		2006a

MINED COPPER (FCX’s net interest in %)
North America
Morenci (85%)b	434	459	646	693		692
Bagdad (100%)	206	225	226	200		165
Safford (100%)	155	176	107	-		-
Sierrita (100%)	152	172	184	157		161
Tyrone (100%)	83	85	71	53		64
Chino (100%)	35	52	174	186		186
Miami (100%)	17	16	20	24		19
Other (100%)	3	2	6	19		16
Total North America	1,085	1,187	1,434	1,332	c	1,303

South America
Cerro Verde (53.56%)	654	667	701	587		214
El Abra (51%)	315	361	365	365		487
Candelaria/Ojos del Salado (80%)	366	366	455	447		425
Total South America	1,335	1,394	1,521	1,399	c	1,126

Indonesia
Grasberg (90.64%)d	1,214	1,400	1,111	1,131		1,201

Africa
Tenke Fungurume (57.75%)	262	130	-	-		-
Consolidated	3,896	4,111	4,066	3,862		3,630

Less noncontrolling interests	756	746	699	647		535
Net	3,140	3,365	3,367	3,215		3,095

Consolidated sales from mines	3,896	4,111	4,066	3,862		3,630
Purchased copper	182	166	483	650		736
Total copper sales, including purchases	4,078	4,277	4,549	4,512		4,366

Average realized price per pound	$3.59	$2.60	$2.69	$3.22	e	$2.80	e

GOLD (thousands of recoverable ounces)

MINED GOLD (FCX’s net interest in %)

North America (100%)b	5	6	16	21		19
South America (80%)	93	90	116	114	f	111
Indonesia (90.64%)d	1,765	2,543	1,182	2,185		1,736
Consolidated	1,863	2,639	1,314	2,320		1,866

Less noncontrolling interests	184	256	134	228		185
Net	1,679	2,383	1,180	2,092		1,681

Consolidated sales from mines	1,863	2,639	1,314	2,320		1,866
Purchased gold	1	1	2	6		12
Total gold sales, including purchases	1,864	2,640	1,316	2,326		1,878

Average realized price per ounce	$1,271	$993	$861	$682		$566	g

MOLYBDENUM (millions of recoverable pounds)

MINED MOLYBDENUM	67	58	71	69	h	69

Less noncontrolling interests	3	1	1	-		-
Net	64	57	70	69		69

Consolidated sales from mines	67	58	71	69		69
Purchased molybdenum	2	6	8	9		8
Total molybdenum sales, including purchases	69	64	79	78		77

Average realized price per pound	$16.47	$12.36	$30.55	$25.87		$21.87

a.
For comparative purposes, operating data for the years ended December 31, 2007 and 2006, combines our historical data with Phelps Dodge pre-acquisition data. As the pre-acquisition data represent the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Amounts are net of Morenci’s joint venture partner’s 15 percent interest.

c.	Includes North America copper sales of 283 million pounds and South America copper sales of 222 million pounds for Phelps Dodge’s pre-acquisition results.

d.	Amounts are net of Grasberg’s joint venture partner’s interest, which varies in accordance with terms of the joint venture agreement.

e.	Before charges for hedging losses related to copper price protection programs, amounts were $3.27 per pound for 2007 and $3.08 per pound for 2006.

f.	Includes gold sales of 18 thousand ounces for Phelps Dodge’s pre-acquisition results.

g.	Amount was approximately $606 per ounce before a loss on redemption of our Gold-Denominated Preferred Stock, Series II.

h.	Includes molybdenum sales of 17 million pounds for Phelps Dodge’s pre-acquisition results.

DEVELOPMENT PROJECTS AND EXPLORATION

We are increasing near-term production at several of our copper mines and also have several projects and potential opportunities to expand production volumes, extend mine lives and develop large-scale underground ore bodies. Major development projects currently include the development of the massive underground ore bodies in the Grasberg minerals district, the El Abra sulfide reserves and the development of the Climax molybdenum mine. Studies are under way to evaluate a large-scale concentrator expansion at Cerro Verde, a major mill project at El Abra, various mill projects to process sulfide ore in North America and staged expansion options at Tenke. For further discussion of these and our other development projects and exploration activities, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition to the development projects in progress in the Grasberg minerals district, we also have an additional long-term underground mine development project in the Grasberg minerals district for the Kucing Liar ore body, which lies on the southern flank of and underneath the southern portion of the Grasberg open pit at the 2,605-meter elevation level. We expect to mine the Kucing Liar ore body using the block-cave method. Aggregate capital cost estimates for development of the Kucing Liar ore body are expected to approximate $2 billion.

Over the next five years, we estimate aggregate capital spending for underground mine development in the Grasberg minerals district to average approximately $600 million per year. These costs will be shared with Rio Tinto in accordance with our joint venture agreement. Considering the long-term nature and large size of these projects, actual costs could differ materially from these estimates.

In addition to the mine development costs above, our current mine development plans include approximately $3 billion of capital expenditures at our processing facilities to optimize the handling of underground ore types once Grasberg open-pit operations cease. Substantially all of these expenditures will be made between 2016 and 2030. We continue to review our mine development and processing plans to maximize the value of our reserves.

SMELTING FACILITIES

Atlantic Copper, S.A. Our wholly owned Atlantic Copper smelter and refinery is located on land concessions from the Huelva, Spain port authorities, which expire in 2027.

The design capacity of the smelter is 290,000 metric tons of copper per year and the refinery currently has a capacity of 265,000 metric tons of copper per year. During 2010, Atlantic Copper treated 980,700 metric tons of concentrate and scrap and produced 255,000 metric tons of copper anodes and 253,100 metric tons of copper cathodes. During 2009, Atlantic Copper treated 1,000,700 metric tons of concentrate and scrap and produced 269,000 metric tons of copper anodes and 256,600 metric tons of copper cathodes.

Atlantic Copper has a 21-day maintenance turnaround scheduled in April 2011.  Atlantic Copper’s last shutdown was in 2007, when it completed a scheduled 23-day maintenance turnaround. Major maintenance turnarounds typically occur approximately every 12 years for Atlantic Copper, with significantly shorter term maintenance turnarounds occurring in the interim.

During 2010, Atlantic Copper purchased 28 percent of its concentrate requirements from PT Freeport Indonesia and 25 percent from our South America mines at market prices.

We made no capital contributions to Atlantic Copper from 2005 through 2010. We loan funds to Atlantic Copper from time to time, and at December 31, 2010, these loans totaled $411 million. Our net investment in Atlantic Copper was approximately $22 million at December 31, 2010.

PT Smelting. PT Freeport Indonesia’s 1991 COW required us to construct or cause to be constructed a smelter in Indonesia if we and the Indonesian government determined that such a project would be economically viable. In 1995, following the completion of a feasibility study, we entered into agreements relating to the formation of PT Smelting, an Indonesian company, and the construction of the copper smelter and refinery in Gresik, Indonesia. PT Freeport Indonesia, Mitsubishi Materials Corporation (Mitsubishi Materials), Mitsubishi Corporation Unimetals Ltd. (Mitsubishi) and Nippon Mining & Metals Co., Ltd.  (Nippon) own 25 percent, 60.5 percent, 9.5 percent, and 5 percent, respectively, of the outstanding PT Smelting common stock. PT Smelting owns and operates the smelter and refinery in Gresik, Indonesia.

PT Freeport Indonesia’s contract with PT Smelting provides for the supply of 100 percent of the copper concentrate requirements necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis.  PT Freeport Indonesia also sells copper concentrate to PT Smelting at market rates, which are not subject to a minimum or maximum rate, for quantities in excess of 205,000 metric tons of copper annually.  Refer to Note 2 for further discussion of our investment in PT Smelting.

During 2006, PT Smelting completed an expansion of its production capacity to 275,000 metric tons of copper per year. During 2010, PT Smelting treated 1,034,800 metric tons of concentrate and produced 262,700 metric tons of copper anodes and 277,500 metric tons of copper cathodes. During 2009, PT Smelting treated 1,073,900 metric tons of concentrate and produced 310,200 metric tons of copper anodes and 286,000 metric tons of copper cathodes.

In 2008, PT Smelting completed a scheduled 25-day maintenance turnaround. Major maintenance turnarounds typically occur approximately every four years for PT Smelting, with significantly shorter term maintenance turnarounds in the interim.

Miami Smelter. We own and operate a smelter at our Miami, Arizona mining operation. The smelter has been in production for over 80 years and has been upgraded during that period to implement new technologies, to improve production and to comply with air quality requirements. Additionally, there are new air regulations that may require the Miami smelter to implement new technologies to meet these requirements (refer to Item 1A. “Risk Factors” for further discussion).

The Miami smelter processes concentrate primarily from our Arizona copper mines. Concentrate processed through the smelter totaled approximately 625,000 metric tons in 2010 and 619,000 metric tons in 2009. In addition, because sulphuric acid is a by-product of smelting concentrates, the Miami smelter is also the most significant source of sulphuric acid for our North America leaching operations.

The Miami smelter has a 30-day maintenance shutdown scheduled in June 2011. Major maintenance turnarounds typically occur approximately every 14 months for the Miami smelter, with significantly shorter term maintenance turnarounds in the interim.

OTHER PROPERTIES AND INVESTMENTS

Rod & Refining Operations. Our Rod & Refining operations consist of conversion facilities located in North America including a refinery in El Paso, Texas; rod mills in El Paso, Texas, Norwich, Connecticut and Miami, Arizona; and a specialty copper products facility in Bayway, New Jersey. We refine our copper anode production from our Miami smelter, along with purchased anodes, at our El Paso refinery. The El Paso refinery has the potential to operate at an annual production capacity of about 900 million pounds of copper cathode, which is sufficient to refine all of the copper anode we produce at Miami. Our El Paso refinery also produces nickel carbonate, copper telluride, and autoclaved slimes material containing gold, silver, platinum and palladium.

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

The Fort Madison, facility consists of two molybdenum roasters, a sulphuric acid plant, a metallurgical (technical oxide) packaging facility, and a chemical conversion plant, which includes a wet-chemicals plant, sublimation equipment and molybdenum disulfide processing and packaging. In the chemical plant, molybdic oxide is further refined into various high-purity molybdenum chemicals for a wide range of uses by chemical and catalyst manufacturers. In addition to metallurgical oxide products, the Fort Madison facility produces ammonium dimolybdate, pure molybdic oxide, ammonium heptamolybdate, ammonium octamolybdate, sodium molybdate, sublimed pure molybdic oxide and molybdenum disulfide.

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

McMoRan Exploration Co. (MMR). In December 2010, we completed the purchase of 500,000 shares of MMR’s 5¾% Convertible Perpetual Preferred Stock (the Preferred Stock) for an aggregate purchase price of $500 million.  The Preferred Stock is initially convertible into 62.5 shares of MMR common stock per share of Preferred Stock (an aggregate of 31.25 million shares or approximately 14 percent of MMR’s common stock on a fully converted basis at December 31, 2010), or an initial conversion price of $16 per share of MMR common stock.  In connection with the completion of the purchase, we entered into a registration rights agreement and a stockholder agreement with MMR.

MMR is engaged in the exploration, development and production of oil and natural gas in the shallow waters of the Gulf of Mexico Shelf. MMR is currently undertaking a major capital program to fund recent success and additional exploration. Our investment will allow us to participate in MMR’s highly prospective North American exploration and development activities, which have the potential to general significant value.

Several of our directors and executive officers also serve as directors or executive officers of MMR.
In addition, our wholly owned subsidiary FM Services Company (FM Services) provides certain executive, technical administrative, accounting, financial, tax and other services to us and to MMR on a cost-reimbursement basis. Refer to Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence,” for additional information.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Our copper mining operations require significant energy, principally electricity, diesel, coal and natural gas. Most of our energy is obtained from third parties under long-term contracts. For additional information, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sulphuric acid is used in the SX/EW process and is produced as a by-product of the smelting process at our smelters and from our sulphur burner at the Tenke mine. In addition, we are completing construction of a sulphur burner at our Safford mine, which will provide a more cost-effective source of sulphuric acid used in our North America SX/EW operations. Sulphuric acid needs in excess of the sulphuric acid produced by our operations are purchased from third parties as required.

Our mining operations also require significant quantities of water for mining, ore processing and related support facilities. Although we believe our mining operations have sufficient water rights, the loss of water rights for any of our mines, in whole or in part, or shortages of water to which we have rights, could require us to curtail or shut down mining operations. For a further discussion of risks and legal proceedings associated with the availability of water, refer to Item 1A. “Risk Factors” and Item 3. “Legal Proceedings.”

COMPETITION

The top 10 producers of copper comprise approximately 50 percent of total worldwide mined copper production. We currently rank second among those producers at approximately 9 percent of total worldwide estimated mined copper production. Our competitive position is based on the quality and grade of our ore bodies and our ability to manage costs compared with other producers. We have a diverse portfolio of mining operations with varying ore grades and cost structures. Our costs are driven by the location, grade and nature of our ore bodies and the level of input costs, including energy, labor and equipment. The metals markets are cyclical and our ability to maintain our competitive position over the long term is based on our ability to acquire and develop quality deposits, hire and retain a skilled workforce and to manage our costs.

LABOR MATTERS

At December 31, 2010, we employed approximately 29,700 people (approximately 12,200 in Indonesia, 9,700 in North America, 4,500 in South America, 2,400 in Africa and 900 in Europe and other locations). Additionally, we have contractors that have personnel at many of our operations, including approximately 9,500 at our Grasberg minerals district, 9,100 at our South America mining operations, 1,700 at our Tenke Fungurume minerals district, 1,600 in North America and 400 at Atlantic Copper. Employees represented by unions are listed below, with the approximate number of employees represented and the expiration date of the applicable union agreements.

		Number of
		Union-
	Number of	Represented
Location	Unions	Employees	Expiration Date
PT Freeport Indonesia – Indonesia	1	7,197	September 2011
Tenke Fungurume – DRC	6	2,379	March 2013
Cerro Verde – Peru	1	1,096	August 2011
El Abra – Chile	2	811	July 2012
Candelaria – Chile	2	560	July 2013
Atlantic Copper – Spain	2	396	December 2011
Bayway – New Jersey	1	44	April 2013
Stowmarket – United Kingdom	1	41	May 2011
Aurex – Chile	1	33	December 2013
Rotterdam – The Netherlands	2	55	March 2011
Chino – New Mexico	1	131	November 2009a

a.	Negotiations are in progress while employees continue to work under the provisions of the expired contract.

FM Services, our wholly owned subsidiary, furnishes certain executive, administrative, financial, accounting, legal, tax and similar services to FCX, as well as to two other publicly traded companies. At December 31, 2010, FM Services had 175 employees.

ENVIRONMENTAL AND RECLAMATION MATTERS

The cost of complying with environmental laws is a fundamental and substantial cost of our business. For information about environmental regulation, litigation and related costs, refer to Item 1A. “Risk Factors”, Item 3. “Legal Proceedings”, and Notes 1 and 13.

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
• charitable donations

In December 2000, we endorsed the joint U.S. State Department-British Foreign Office Voluntary Principles on Human Rights and Security (Voluntary Principles). Several major natural resources companies and international human rights organizations participated in developing the Voluntary Principles and have endorsed them. We participated in developing these principles and they are incorporated into our human rights policy.

We believe that our social and economic development programs are responsive to the issues raised by the local communities near our areas of operation and should help us maintain good relations with the surrounding communities and avoid disruptions of mining operations. Nevertheless, social and political instability in the areas of our operations may adversely impact our mining operations. Refer to Item 1A. “Risk Factors” for further discussion.

South America. Cerro Verde has provided a variety of community support projects over the years. During 2006, as a result of discussions with local mayors in the Arequipa region, Cerro Verde agreed to contribute to the design and construction of domestic water and sewage treatment plants for the benefit of the region. These facilities are being designed in a modular fashion so that initial installations can be readily expanded in the future. Refer to Note 14 for further discussion.

Also during 2006, the Peruvian government announced that all mining companies operating in Peru would be required to make annual contributions to local development funds for a 5-year period (covering the years 2006 through 2010) when copper prices exceed certain levels that are adjusted annually. The contribution was equal to 3.75 percent of after-tax profits, of which 2.75 percent was contributed to a local mining fund and 1.00 percent to a regional mining fund. Cerro Verde’s contributions totaled $41 million in 2010 and $28 million in both 2009 and 2008. It is uncertain whether the contribution will be extended, abandoned or replaced by a tax or different mechanism.

Indonesia. In 1996, PT Freeport Indonesia established the Freeport Partnership Fund for Community Development (the Partnership Fund), through which PT Freeport Indonesia has made available funding and technical assistance to support the economic, health, education and social development of the area. PT Freeport Indonesia has committed through 2011 to provide one percent of its annual revenue for the development of the local people in its area of operation through the Partnership Fund. Our share of contributions to the Partnership Fund totaled $64 million in 2010, $59 million in 2009 and $34 million in 2008.

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

Security Matters. Consistent with our COW in Indonesia and the requirement to protect our employees and property, we have taken appropriate steps to provide a safe and secure working environment. As part of its security program, PT Freeport Indonesia maintains its own internal security department, which is unarmed and performs functions such as protecting company facilities, monitoring the shipment of company supplies and products, assisting in traffic control and aiding in emergency response operations. The security department has received human rights training and each member is required to certify his or her compliance with our human rights policy.

Between July 2009 and January 2010, there were a series of shooting incidents along the road leading to our mining and milling operations at the Grasberg mining complex. In connection with these incidents, there were three fatalities (refer to Item 1A. “Risk Factors” for further discussion). PT Freeport Indonesia’s share of costs for its internal civilian security department totaled $28 million for 2010, $18 million for 2009 and $22 million for 2008.

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

PT Freeport Indonesia’s share of support costs for the government-provided security was $14 million for 2010, $10 million for 2009 and $8 million for 2008. This supplemental support consists of various infrastructure and other costs, such as food, housing, fuel, travel, vehicle repairs, allowances to cover incidental and administrative costs, and community assistance programs conducted by the military and police.

Africa. TFM has committed to assist the communities living within its concession in the Katanga province of the DRC. Initiatives that have commenced over the past three years include a malaria control program, construction and operational support for six elementary schools, installation of over 40 clean water wells throughout the concession as well as five villages outside the concession, a public sanitation (latrines and hand washing) program reaching over 2,000 households, a mobile clinic for rural villages, and economic development programs supporting local entrepreneurs, farmers and women’s income generation, and literacy groups. We have also made significant investments in infrastructure in the region that will have lasting benefits to the country, including upgrading a national road and the regional power generation and transmission systems.

TFM has also committed to contribute 0.3 percent of net sales revenue from production to a community development fund to assist the local communities with development of local infrastructure and related services. This fund will be a platform to work jointly with the local government and community to further assist them to fulfill their local development plans, meet basic community needs and promote good governance. Community development fund contributions totaled approximately $3 million in 2010 and $1 million in 2009.

Security Matters. TFM also engages government security to assist with security matters at its concession area. Unarmed security personnel (including administration and guard forces) along with government security provide security for the mine site. TFM provides food, housing, monetary allowances and logistical support as well as direct payments to the government for the provision of the security assigned to the concession area. The total cost to TFM for this support, including in-kind support, totaled less than $1 million for the years 2010 and 2009.

TFM also participates in monthly security coordination meetings with host country security personnel, other mining companies, and representatives from the United Nations to discuss security issues and concerns.

ORE RESERVES

Recoverable proven and probable reserves summarized below and detailed on the following pages have been calculated as of December 31, 2010, in accordance with Industry Guide 7 as required by the Securities Exchange Act of 1934. Proven and probable reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance of other countries. Proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry, as more fully discussed below. The term “reserve,” as used in the reserve data presented here, means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The term “proven reserves” means reserves for which (1) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (2) grade and/or quality are computed from the results of detailed sampling; and (3) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Our reserve estimates are based on the latest available geological and geotechnical studies. We conduct ongoing studies of our ore bodies to optimize economic values and to manage risk. We revise our mine plans and estimates of recoverable proven and probable mineral reserves as required in accordance with the latest available studies. Our estimates of recoverable proven and probable reserves are prepared by and are the responsibility of our employees; a majority of these estimates are reviewed and verified by independent experts in mining, geology and reserve determination.

Estimated recoverable proven and probable reserves at December 31, 2010, were determined using long-term average prices of $2.00 per pound for copper, $750 per ounce for gold, $10.00 per pound for molybdenum, $15.00 per ounce for silver and $10.00 per pound for cobalt. For the three year period ended December 31, 2010, LME spot copper prices averaged $2.97 per pound, London gold prices averaged $1,023 per ounce, and the weekly average price of molybdenum quoted by Metals Week averaged $18.76 per pound. The recoverable proven and probable reserves presented in the table below represent the estimated metal quantities from which we expect to be paid after application of estimated metallurgical recovery rates and smelter recovery rates, where applicable. Recoverable reserves are the part of a mineral deposit that we estimate can be economically and legally extracted or produced at the time of the reserve determination.

	Recoverable Proven and Probable Reserves at December 31, 2010
	Coppera	Gold	Molybdenum	Silver	Cobalt
	(billion pounds)	(million ounces)	(billion pounds)	(million ounces)	(billion pounds)
North America	42.2	0.4	2.75	94.6	-
South America	37.5	1.4	0.64	107.5	-
Indonesia	32.7	33.7	-	122.9	-
Africa	8.1	-	-	-	0.75
Consolidated basisb	120.5	35.5	3.39	325.0	0.75

Net equity interestc	98.0	32.0	3.10	270.0	0.43

a.	Recoverable copper reserves include 2.6 billion pounds in leach stockpiles and 1.3 billion pounds in mill stockpiles (refer to “Mill and Leach Stockpiles” for further discussion).

b.
Consolidated basis reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America and at the Grasberg minerals district in Indonesia.

c.	Net equity interest reserves represent estimated consolidated basis metal quantities further reduced for noncontrolling interest ownership.

Recoverable Proven and Probable Reserves
Estimated at December 31, 2010

		Proven Reserves							Probable Reserves
			Average Ore Grade							Average Ore Grade
	Processing	Million	Copper	Gold		Moly	Silver	Cobalt	Million	Copper	Gold		Moly	Silver	Cobalt
	Method	metric tons	%	g/t		%	g/t	%	metric tons	%	g/t		%	g/t	%
North America
Morenci	Mill	485	0.46	-		0.024	-	-	6	0.47	-		0.024	-	-
	Crushed leach	658	0.58	-		-	-	-	6	0.49	-		-	-	-
	ROM leach	3,477	0.18	-		-	-	-	124	0.16	-		-	-	-
Bagdad	Mill	978	0.37	-	b	0.022	1.75	-	176	0.36	-	b	0.029	1.70	-
	ROM leach	122	0.14	-		-	-	-	778	0.12	-		-	-	-
Safford	Crushed leach	132	0.44	-		-	-	-	82	0.44	-		-	-	-
Sierrita	Mill	2,385	0.24	-	b	0.026	1.43	-	359	0.22	-	b	0.021	1.97	-
	ROM leach	11	0.18	-		-	-	-	6	0.17	-		-	-	-
Tyrone	ROM leach	163	0.29	-		-	-	-	20	0.19	-		-	-	-
Chino	Mill	112	0.58	0.04		0.010	0.52	-	69	0.56	0.04		0.006	0.50	-
	ROM leach	164	0.36	-		-	-	-	58	0.31	-		-	-	-
Miami	ROM leach	66	0.45	-		-	-	-	13	0.36	-		-	-	-
Henderson	Mill	126	-	-		0.177	-	-	3	-	-		0.186	-	-
Climaxa	Mill	75	-	-		0.189	-	-	112	-	-		0.137	-	-
Cobrea	ROM leach	71	0.40	-		-	-	-	2	0.23	-		-	-	-
		9,025	0.27	-	b	0.015	0.58	-	1,814	0.20	-	b	0.016	0.57	-

South America
Cerro Verde	Mill	904	0.42	-		0.017	1.82	-	2,424	0.39	-		0.015	1.21	-
	Crushed leach	102	0.52	-		-	-	-	65	0.45	-		-	-	-
	ROM leach	43	0.25	-		-	-	-	33	0.23	-		-	-	-
El Abra	Crushed leach	427	0.56	-		-	-	-	141	0.49	-		-	-	-
	ROM leach	223	0.31	-		-	-	-	149	0.29	-		-	-	-
Candelaria	Mill	417	0.54	0.11		-	1.94	-	31	0.56	0.13		-	2.18	-
Ojos del Salado	Mill	4	1.12	0.28		-	3.65	-	2	1.10	0.28		-	3.40	-
		2,120	0.46	0.02		0.007	1.16	-	2,845	0.39	-	b	0.013	1.06	-

Indonesia
Grasberg open pit	Mill	207	0.90	1.05		-	2.30	-	131	0.75	0.74		-	1.98	-
Deep Ore Zone	Mill	73	0.57	0.66		-	2.56	-	159	0.56	0.67		-	2.42	-
Big Gossan	Mill	12	2.64	1.20		-	17.30	-	44	2.25	1.08		-	14.35	-
Grasberg Block Cavea	Mill	317	1.20	1.08		-	3.49	-	699	0.91	0.63		-	3.21	-
Kucing Liara	Mill	154	1.30	1.14		-	7.84	-	269	1.20	1.07		-	6.58	-
Deep Mill Level Zonea	Mill	62	0.95	0.76		-	4.70	-	448	0.83	0.71		-	4.13	-
		825	1.09	1.03		-	4.22	-	1,750	0.93	0.74		-	4.08	-

Africa
Tenke Fungurume	Agitation leach	59	3.10	-		-	-	0.348	78	2.84	-		-	-	0.262

Total		12,029	0.38	0.08		0.012	0.93	0.002	6,487	0.51	0.20		0.010	1.72	0.003

a. Undeveloped reserves requiring significant capital investment to bring into production.
b. Grade not shown because of rounding.

The reserve table above and the tables on the following pages utilize the abbreviations described below:

•	g/t – grams per metric ton

•	Moly – Molybdenum

•	ROM – Run of Mine

Recoverable Proven and Probable Reserves
Estimated at December 31, 2010
(continued)

			Average Ore Grade						Recoveriesa
		Proven and
		Probable
	Processing	Million	Copper	Gold		Moly	Silver	Cobalt	Copper	Gold	Moly	Silver	Cobalt
	Method	metric tons	%	g/t		%	g/t	%	%	%	%	%	%
North America
Morenci	Mill	491	0.46	-		0.024	-	-	79.3	-	38.4	-	-
	Crushed leach	664	0.58	-		-	-	-	77.9	-	-	-	-
	ROM leach	3,601	0.18	-		-	-	-	42.1	-	-	-	-
Bagdad	Mill	1,154	0.37	-	b	0.023	1.74	-	84.7	59.1	69.3	49.3	-
	ROM leach	900	0.12	-		-	-	-	25.0	-	-	-	-
Safford	Crushed leach	214	0.44	-		-	-	-	70.2	-	-	-	-
Sierrita	Mill	2,744	0.24	-	b	0.025	1.50	-	83.1	55.1	80.7	46.3	-
	ROM leach	17	0.17	-		-	-	-	54.5	-	-	-	-
Tyrone	ROM leach	183	0.28	-		-	-	-	61.1	-	-	-	-
Chino	Mill	181	0.57	0.04		0.008	0.51	-	82.5	58.1	38.6	39.0	-
	ROM leach	222	0.35	-		-	-	-	42.0	-	-	-	-
Miami	ROM leach	79	0.44	-		-	-	-	66.4	-	-	-	-
Henderson	Mill	129	-	-		0.177	-	-	-	-	85.4	-	-
Climax	Mill	187	-	-		0.158	-	-	-	-	88.7	-	-
Cobre	ROM leach	73	0.39	-		-	-	-	50.7	-	-	-	-
		10,839

South America
Cerro Verde	Mill	3,328	0.40	-		0.016	1.38	-	86.0	-	54.4	54.9	-
	Crushed leach	167	0.49	-		-	-	-	79.9	-	-	-	-
	ROM leach	76	0.24	-		-	-	-	42.2	-	-	-	-
El Abra	Crushed leach	568	0.54	-		-	-	-	54.7	-	-	-	-
	ROM leach	372	0.30	-		-	-	-	24.8	-	-	-	-
Candelaria	Mill	448	0.54	0.12		-	1.95	-	88.6	71.9	-	76.3	-
Ojos del Salado	Mill	6	1.11	0.28		-	3.57	-	89.7	60.2	-	66.6	-
		4,965

Indonesia
Grasberg open pit	Mill	338	0.84	0.93		-	2.18	-	82.4	79.9	-	42.7	-
Deep Ore Zone	Mill	232	0.56	0.66		-	2.46	-	84.7	76.4	-	59.2	-
Big Gossan	Mill	56	2.34	1.11		-	14.99	-	91.6	66.7	-	63.8
Grasberg Block Cave	Mill	1,016	1.00	0.77		-	3.30	-	85.2	67.0	-	60.1	-
Kucing Liar	Mill	423	1.24	1.10		-	7.04	-	85.8	46.8	-	39.3	-
Deep Mill Level Zone	Mill	510	0.84	0.71		-	4.20	-	86.8	77.8	-	63.8	-
		2,575

Africa
Tenke Fungurume	Agitation leach	137	2.95	-		-	-	0.298	89.1	-	-	-	75.3

Total		18,516

a. Recoveries are net of estimated mill and smelter losses.
b. Grade not shown because of rounding.

Recoverable Proven and Probable Reserves
Estimated at December 31, 2010
(continued)

			Recoverable Reserves
			Copper	Gold	Moly	Silver	Cobalt
	FCX’s	Processing	billion	million	billion	million	billion
	Interest	Method	lbs.	ozs.	lbs.	ozs.	lbs.
North America
Morenci	85%	Mill	4.0	-	0.10	-	-
		Crushed leach	6.6	-	-	-	-
		ROM leach	6.0	-	-	-	-
Bagdad	100%	Mill	7.9	0.1	0.41	31.9	-
		ROM leach	0.6	-	-	-	-
Safford	100%	Crushed leach	1.5	-	-	-	-
Sierrita	100%	Mill	11.9	0.2	1.24	61.5	-
		ROM leach	-	-	-	-	-
Tyrone	100%	ROM leach	0.7	-	-	-	-
Chino	100%	Mill	1.9	0.1	0.01	1.2	-
		ROM leach	0.7	-	-	-	-
Miami	100%	ROM leach	0.5	-	-	-	-
Henderson	100%	Mill	-	-	0.43	-	-
Climax	100%	Mill	-	-	0.58	-	-
Cobre	100%	ROM leach	0.3	-	-	-	-
			42.6	0.4	2.77	94.6	-
Recoverable metal in stockpiles			2.2	-	-	-	-
100% operations			44.8	0.4	2.77	94.6	-
Consolidateda			42.2	0.4	2.75	94.6	-
Net equity interestb			42.2	0.4	2.75	94.6	-

South America
Cerro Verde	53.56%	Mill	25.0	-	0.62	80.9	-
		Crushed leach	1.4	-	-	-	-
		ROM leach	0.2	-	-	-	-
El Abra	51%	Crushed leach	3.7	-	-	-	-
		ROM leach	0.7	-	-	-	-
Candelaria	80%	Mill	4.8	1.2	-	21.4	-
Ojos del Salado	80%	Mill	0.1	-	-	0.5	-
			35.9	1.2	0.62	102.8	-
Recoverable metal in stockpiles			1.6	0.2	0.02	4.7	-
100% operations			37.5	1.4	0.64	107.5	-
Consolidateda			37.5	1.4	0.64	107.5	-
Net equity interestb			21.4	1.1	0.35	64.1	-

Indonesia
Grasberg open pit	c	Mill	5.2	8.0	-	10.1	-
Deep Ore Zone	c	Mill	2.4	3.8	-	10.8	-
Big Gossan	c	Mill	2.6	1.3	-	17.3	-
Grasberg Block Cave	c	Mill	19.2	16.9	-	64.8	-
Kucing Liar	c	Mill	9.9	7.0	-	37.6	-
Deep Mill Level Zone	c	Mill	8.2	9.1	-	43.9	-
			47.5	46.1	-	184.5	-
Recoverable metal in stockpiles			-	-	-	-	-
100% operations			47.5	46.1	-	184.5	-
Consolidateda			32.7	33.7	-	122.9	-
Net equity interestb			29.7	30.5	-	111.3	-

Africa
Tenke Fungurume	57.75%	Agitation leach	7.9	-	-	-	0.68
Recoverable metal in stockpiles			0.2	-	-	-	0.07
100% operations			8.1	-	-	-	0.75
Consolidateda			8.1	-	-	-	0.75
Net equity interestb			4.7	-	-	-	0.43

Total – 100% operations			137.9	47.9	3.41	386.6	0.75
Total – Consolidateda			120.5	35.5	3.39	325.0	0.75
Total – Net equity interestb			98.0	32.0	3.10	270.0	0.43

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

The table below shows the minimum cutoff grade by process for each of our existing ore bodies as of December 31, 2010:

				Molybdenum
				Cutoff Grade
	Copper Equivalent Cutoff Grade (Percent)			(Percent)
		Crushed or	ROM
	Mill	Agitation Leach	Leach	Mill
North America
Morenci	0.27	0.30	0.03	N/A
Bagdad	0.25	N/A	0.12	N/A
Safford	N/A	0.12	N/A	N/A
Sierrita	0.19	N/A	0.06	N/A
Tyrone	N/A	N/A	0.05	N/A
Chino	0.20	N/A	0.08	N/A
Miami	N/A	N/A	0.06	N/A
Henderson	N/A	N/A	N/A	0.12
Climax	N/A	N/A	N/A	0.06
Cobre	N/A	N/A	0.17	N/A

South America
Cerro Verde	0.21	0.20	0.17	N/A
El Abra	N/A	0.18	0.05	N/A
Candelaria	0.20	N/A	N/A	N/A
Ojos del Salado	0.42	N/A	N/A	N/A

Indonesia
Grasberg open pit	0.15	N/A	N/A	N/A
Deep Ore Zone	0.53	N/A	N/A	N/A
Big Gossan	1.85	N/A	N/A	N/A
Grasberg Block Cave	0.58	N/A	N/A	N/A
Kucing Liar	0.67	N/A	N/A	N/A
Deep Mill Level Zone	0.58	N/A	N/A	N/A

Africa
Tenke Fungurume	N/A	0.99	N/A	N/A

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

The following table sets forth the average drill hole spacing based on average sample distance or drill pattern spacing for proven and probable ore reserves by process type:

		Average Drill Hole Spacing (in Meters)
		Proven		Probable
	Mining Unit	Mill	Leach	Mill	Leach

North America
Morenci	Open Pit	86	86	122	122
Bagdad	Open Pit	86	86	122	122
Safford	Open Pit	N/A	51	N/A	67
Sierrita	Open Pit	73	37	120	75
Tyrone	Open Pit	N/A	86	N/A	86
Chino	Open Pit	43	86	86	122
Miami	Open Pit	N/A	61	N/A	91
Henderson	Block Cave	38	N/A	85	N/A
Climax	Open Pit	61	N/A	122	N/A
Cobre	Open Pit	N/A	61	N/A	91

South America
Cerro Verde	Open Pit	50	50	100	100
El Abra	Open Pit	N/A	75	N/A	120
Candelaria	Open Pit	35	N/A	70	N/A
Ojos del Salado	Sublevel Stoping	25	N/A	50	N/A

Indonesia
Grasberg	Open Pit	53	N/A	105	N/A
Deep Ore Zone	Block Cave	23	N/A	56	N/A
Big Gossan	Open Stope	16	N/A	51	N/A
Grasberg	Block Cave	32	N/A	83	N/A
Kucing Liar	Block Cave	39	N/A	104	N/A
Deep Mill Level Zone	Block Cave	21	N/A	84	N/A

Africa
Tenke Fungurume	Open Pit	N/A	50	N/A	100

Production Sequencing
The following chart illustrates our current plans for sequencing and producing our proven and probable reserves at each of our ore bodies and the years in which we currently expect production from each ore body. The chart also shows the term of PT Freeport Indonesia’s COW. Production volumes are typically lower in the first few years for each ore body as development activities are ongoing and as the mine ramps up to full production and production volumes may also be lower as the mine reaches the end of its life. The ultimate timing of the start of production from our undeveloped mines is dependent upon a number of factors, including the results of our exploration and development efforts, and may vary from the dates shown below. In addition, we develop our mine plans based on maximizing the net present value from the ore bodies. Significant additional capital expenditures will be required at many of these mines in order to achieve the life-of-mine plans reflected below.

Production Sequencing

Year
2011
2013
2015
2017
2019
2021
2023
2025
2027
2029
2031
2033
2035
2037
2039
2041
2043
2045
2047
2049
2051
2053
2055
2057
2059
2061
2063
2065
2067
2069
2071
2073
2075
2077
2079
2081
2083
2085
2087
North America
Morenci
Bagdad
Safford
Sierrita
Tyrone
Chino
Miami
Cobre
Henderson
Climax
South America
Cerro Verde
El Abra
Candelaria
Ojos del Salado
Indonesia
Grasberg open pit
Deep Ore Zone
Big Gossan
Grasberg Block Cave
Kucing Liar Block Cave
Deep Mill Level Zone
Contract of Work
(Including extensions)
Africa
Tenke Fungurume

Mill and Leach Stockpiles
Mill and leach stockpiles generally contain lower grade ores that have been extracted from the ore body and are available for copper recovery. For mill stockpiles, recovery is through milling, concentrating, smelting and refining or, alternatively, by concentrate leaching. For leach stockpiles, recovery is through exposure to acidic solutions that dissolve contained copper and deliver it in solution to extraction processing facilities.

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

Processes and recovery rates are monitored continuously, and recovery rate estimates are adjusted periodically as additional information becomes available and as related technology changes. During fourth-quarter 2010, revised recovery rate estimates at El Abra resulted in a reduction of 163 million pounds in leach stockpiles.  Following are our stockpiles and the estimated recoverable copper contained within those stockpiles as of December 31, 2010:

				Recoverable
	Millions of	Average	Recovery	Copper
	Metric Tons	Grade (%)	Rate (%)	(billion pounds)
Mill stockpiles
Cerro Verde	81	0.44	81.5	0.7
Candelaria	92	0.38	83.1	0.6
	173	0.41	82.4	1.3

Leach stockpiles
Morenci	4,749	0.25	1.8	0.4
Bagdad	407	0.27	3.0	0.1
Safford	93	0.41	21.9	0.2
Sierrita	649	0.15	12.7	0.3
Tyrone	996	0.28	2.4	0.1
Chino	1,583	0.25	11.5	1.0
Miami	439	0.38	1.6	0.1
Cerro Verde	386	0.54	2.8	0.1
El Abra	309	0.33	10.4	0.2
Tenke Fungurume	8	0.96	93.7	0.2
	9,619	0.27	4.8	2.7

Total 100% basis				4.0

Consolidateda				3.9

Net equity interestb				3.3

a.	Consolidated basis represents estimated metal quantities after reduction for our joint venture partner’s interest in the Morenci mine in North America.

b.	Net equity interest represents estimated consolidated basis metal quantities further reduced for noncontrolling interest ownership.

MINERALIZED MATERIAL

We hold various properties containing mineralized material that we believe could be brought into production should market conditions warrant. However, permitting and significant capital expenditures would be required before operations could commence at these properties. Mineralized material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support the reported tonnage and average metal grades. Such a deposit cannot qualify as recoverable proven and probable reserves until legal and economic feasibility are confirmed based upon a comprehensive evaluation of development costs, unit costs, grades, recoveries and other material factors. Estimated mineralized materials as presented on the following page were assessed using prices of $2.20 per pound for copper, $1,000 per ounce for gold and $12.00 per pound for molybdenum.

Mineralized Material
Estimated at December 31, 2010
		Milling Material				Leaching Material		Total Mineralized Material
		Million				Million		Million
	FCX’s	metric	Copper	Gold	Moly	metric	Copper	metric	Copper	Gold	Moly
	Interest	tons	%	g/t	%	tons	%	tons	%	g/t	%
North America
Morenci	85%	400	0.39	-	0.013	2,014	0.22	2,414	0.25	-	0.002
Bagdada	100%	238	0.35	-	0.023	36	0.13	274	0.32	-	0.020
Saffordb	100%	655	0.47	0.08	0.004	100	0.27	755	0.44	0.07	0.004
Sierritac	100%	1,211	0.19	-	0.022	17	0.15	1,228	0.19	-	0.022
Tyrone	100%	-	-	-	-	209	0.25	209	0.25	-	-
Chino	100%	213	0.43	-	0.013	21	0.26	234	0.41	-	0.012
Miami	100%	-	-	-	-	61	0.43	61	0.43	-	-
Henderson	100%	75	-	-	0.153	-	-	75	-	-	0.153
Climax	100%	306	-	-	0.148	-	-	306	-	-	0.148
Cobre	100%	44	0.55	-	-	11	0.28	55	0.49	-	-
Ajod	100%	865	0.33	0.06	0.006	-	-	865	0.33	0.06	0.006
Cochise/Bisbee	100%	-	-	-	-	229	0.48	229	0.48	-	-
Lone Star	100%	-	-	-	-	716	0.44	716	0.44	-	-
Sanchez	100%	-	-	-	-	181	0.29	181	0.29	-	-
Tohono	100%	218	0.65	-	-	265	0.69	483	0.67	-	-
Twin Buttese	100%	612	0.43	-	0.027	80	0.10	692	0.39	-	0.024

South America
Cerro Verdef	53.56%	843	0.39	-	0.014	8	0.38	851	0.39	-	0.014
El Abra	51%	920	0.45	-	-	340	0.26	1,260	0.40	-	-
Candelariag	80%	72	0.50	0.11	-	-	-	72	0.50	0.11	-

Indonesia
Grasberg districth	54.38%i	2,280	0.64	0.58	-	-	-	2,280	0.64	0.58	-

Africa
Tenke Fungurumej	57.75%	85	3.28	-	-	15	3.05	100	3.25	-	-
Kisanfuk	95%	55	2.32	-	-	50	3.00	105	2.64	-	-

Total 100% basis		9,092				4,353		13,445

Consolidatedl		8,120				4,051		12,171

Net equity interestm		7,096				3,872		10,968

a.	Bagdad stated tonnage also includes 0.8 grams of silver per metric ton.
b.	Safford stated tonnage also includes 1.5 grams of silver per metric ton.
c.	Sierrita stated tonnage also includes 1.1 grams of silver per metric ton.
d.	Ajo stated tonnage also includes 0.9 grams of silver per metric ton.
e.	Twin Buttes stated tonnage also includes 2.8 grams of silver per metric ton.
f.	Cerro Verde stated tonnage also includes 1.2 grams of silver per metric ton.
g.	Candelaria stated tonnage also includes 1.5 grams of silver per metric ton.
h.	Grasberg district stated tonnage also includes 3.4 grams of silver per metric ton.
i.	FCX’s interest in the Grasberg minerals district reflects our 60 percent joint venture ownership further reduced by noncontrolling interest ownership.
j.	Tenke Fungurume stated tonnage also includes 0.28 percent cobalt.
k.	Kisanfu stated tonnage also includes 1.08 percent cobalt.
l.	Consolidated basis represents estimated mineralized materials after reduction for our joint ventures partners’ interest in the Morenci mine and at the Grasberg minerals district.
m.	Net equity interest represents estimated consolidated basis mineralized material further reduced for noncontrolling interest ownership.

Item 1A. Risk Factors
This report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements are all statements other than statements of historical facts, such as statements regarding anticipated production volumes, unit net cash costs, sales volumes, ore grades, milling rates, commodity prices, development and capital expenditures, mine production and development plans, availability of power, water, labor and equipment, environmental reclamation and closure costs and plans, environmental liabilities and expenditures, litigation expense and results, dividend payments, potential prepayments of debt, reserve estimates, exploration efforts and results, operating cash flows, the impact of copper, gold, molybdenum and cobalt price changes, deferred intercompany profit impacts on financial results, and anticipated political, economic and social conditions in our areas of operations. We undertake no obligation to update any forward-looking statements. Readers are cautioned that forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected, anticipated or assumed in the forward-looking statements. Important factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements include the following.

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

Our financial results are affected significantly by the market prices of copper and, to a lesser extent, gold and molybdenum (for further information about movements in the market prices of these commodities, refer to discussion below and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). An extended decline in the market prices of these commodities could (1) adversely affect our financial results, (2) adversely affect our ability to repay our debt and meet our other fixed obligations, and (3) depress the trading prices of our common stock and of our publicly traded debt securities.

Substantially all of our copper concentrate and cathode sales contracts provide final pricing in a specified future period (generally one to four months from the shipment date) based primarily on quoted London Metal Exchange (LME) monthly average spot prices. Accordingly, in times of rising copper prices, our revenues benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods. However, in times of falling copper prices, the opposite occurs.

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

Copper prices have fluctuated historically, with LME spot copper prices ranging from $1.26 to $4.42 per pound during the three years ended December 31, 2010. The LME spot copper price closed at $4.50 per pound on February 11, 2011. Copper prices are affected by numerous factors beyond our control, including:

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

Gold prices have also fluctuated historically, with London gold prices ranging from $713 to $1,421 per ounce for the three years ended December 31, 2010. London gold prices closed at $1,364 per ounce on February 11, 2011. Gold prices are affected by numerous factors beyond our control, including:

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

Molybdenum prices also fluctuate, with the Metals Week Molybdenum Dealer Oxide weekly average price ranging from $7.83 to $33.88 per pound for the three years ended December 31, 2010. The Metals Week Molybdenum Dealer Oxide weekly average price was $17.58 per pound on February 11, 2011. Molybdenum prices are affected by numerous factors beyond our control, including:

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

Under U.S. federal and state laws that require closure and reclamation plans for our mines, we generally are required to provide financial assurance sufficient to allow a third party to implement those plans if we are unable to do so. The U.S. Environmental Protection Agency (EPA) and state agencies may seek financial assurance for investigation and remediation actions under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or equivalent state regulations. The failure to comply with these requirements could have a material adverse effect on us.

We generally are required by U.S. federal and state laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if we are unable to do so. These laws are complex and vary from jurisdiction to jurisdiction. The laws govern the determination of the scope and cost of the closure and reclamation obligations and the amount and forms of financial assurance.

EPA and state agencies may seek financial assurance for investigation and remediation actions under CERCLA or equivalent state regulations. In July 2009, EPA published a Priority Notice of Action identifying classes of facilities within the hardrock mining industry for which the agency will develop financial responsibility requirements concerning the degree and duration of risk associated with the production, transportation, treatment, storage or disposal of hazardous substances. It is uncertain how the new requirements, if promulgated, will affect the amount and form of our existing and future financial assurance obligations.

As of December 31, 2010, our financial assurance obligations associated with closure and reclamation costs totaled approximately $793 million, of which approximately $482 million was in the form of parent company guarantees and financial capability demonstrations. Our ability to continue to provide financial assurance in the form of parent guarantees and financial capability demonstrations depends on our ability to meet financial tests. Certain of the ratios in these tests are significantly more rigorous for companies that do not have an investment grade rating from a state-approved ratings service. We are currently rated investment grade by Standard & Poor’s Rating Services (S&P), Fitch Ratings and Moody’s Investors Service (Moody’s). If we fail to maintain our investment grade rating, we would be subject to these more rigorous tests, in which case the regulatory agencies may require us to provide alternative forms of financial assurance, such as letters of credit, surety bonds or collateral. Depending on our financial condition and market conditions, these other forms of financial assurance may be difficult or costly to provide. Issuance of letters of credit under our credit facilities would reduce our available liquidity. Failure to provide the required financial assurance could result in the closure of mines. As of December 31, 2010, we had limited financial assurance obligations associated with CERCLA-related remediation obligations, although EPA and certain states are currently considering increasing the use of financial assurance requirements for such obligations. For additional information, see the environmental risk factor “Mine closure regulations impose substantial costs on our operations” below.

The agreements governing our indebtedness require us to meet certain financial tests and other covenants and as a result may limit our flexibility in the operation of our business and our ability to pay dividends on our common stock.

At December 31, 2010, the outstanding principal amount of our debt was $4.8 billion. The agreements governing our indebtedness restrict, subject to certain exceptions, our ability to:

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

Because the ratings on our senior notes are investment grade, the restrictions contained in our 8.375% and 8.25% Senior Notes on incurring debt, making restricted payments and selling assets are currently suspended. To the extent the rating is downgraded below investment grade by both S&P and Moody’s, the covenants would again become effective. Our revolving credit facilities contain restrictions on the amount available for dividend payments, purchases of our common stock and certain debt prepayments. However, these restrictions do not apply as long as availability under the revolvers plus domestic cash exceeds $750 million. At December 31, 2010, we had availability under the revolvers plus available domestic cash (as defined by the revolving credit facilities) of approximately $4.1 billion. Refer to Note 9 for further discussion.

In addition, our revolving credit facilities require that we meet certain financial tests at any time that borrowings are outstanding under these facilities, including a leverage ratio test (Total Debt to Consolidated EBITDA, as defined in the facility, for the preceding four quarters cannot exceed 5.0 to 1.0 on the last day of any fiscal quarter) and a secured leverage ratio test (Total Secured Debt to Consolidated EBITDA, as defined in the facility, for the preceding four quarters cannot exceed 3.0 to 1.0 on the last day of any fiscal quarter). During periods in which copper, gold or molybdenum prices or production volumes, or other conditions reflect the adverse impact of cyclical market trends or other factors, we may not be able to comply with the applicable financial covenants.

Our obligations under our revolving credit facilities are (1) guaranteed by substantially all of our domestic subsidiaries and (2) secured by a pledge of (a) 100 percent of the equity in substantially all of our domestic subsidiaries and (b) 66.5 percent of the equity in substantially all of our first tier foreign subsidiaries.

Any failure to comply with the restrictions of our revolving credit facilities, senior notes or any agreement governing our other indebtedness, after giving effect to any applicable grace period, may result in an event of default. Such default may allow the creditors to accelerate the related debt, which may trigger cross-acceleration or cross-default provisions in other debt agreements. We would not be able to fully repay when due borrowings under our debt instruments that are accelerated upon an event of default.

If we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our senior credit agreements at maturity or in the event of a default, the lenders under our revolving credit facilities could terminate their commitments thereunder, cease making further loans, declare all borrowings outstanding (together with accrued interest and other fees) immediately due and payable and institute foreclosure proceedings against the collateral. Any such actions could negatively affect our financial condition and results of operations.

Movements in foreign currency exchange rates could negatively affect our operating results.

The functional currency for most of our operations is the U.S. dollar. All of our revenues and a significant portion of our costs are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in local currencies, including the Indonesian rupiah, Australian dollar, Chilean peso, Peruvian nuevo sol and euro. Generally, our results are adversely affected when the U.S. dollar weakens in relation to those foreign currencies. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of the estimated impact of changes in foreign currency rates on our annual operating costs.

From time to time, we may implement currency hedges intended to reduce our exposure to changes in foreign currency exchange. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange payments will continue to be subject to market fluctuations.

Operational risks

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

Our mining production depends on the availability of sufficient water supplies.

Our operations require significant quantities of water for mining, ore processing and related support facilities. Our operations in North and South America are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production at our mines depends on our ability to maintain our water rights and claims. At our North America operations, under state law our water rights give us only the right to use public waters for a statutorily defined beneficial use at a designated location. In Arizona, we are a participant in two active general stream adjudications in which, for over 30 years, the State of Arizona has been attempting to quantify and prioritize surface water claims for two of the state’s largest river systems that affect four of our operating mines (Morenci, Sierrita, Miami and Safford). The legal precedent set in these proceedings may also affect our Arizona mine at Bagdad. Groundwater is not subject to adjudication in Arizona, but is subject to the doctrine of reasonable use, however, wells may be subject to adjudication to the extent they are found to produce or affect surface water. In Colorado, our surface water and groundwater rights are subject to adjudication and we are involved in legal proceedings to resolve disputes regarding priority of administration of rights, including priority of some of our rights for the Climax mine. Our surface water and groundwater rights are fully licensed or have been fully adjudicated in New Mexico.

Water for our Candelaria and Ojos del Salado mining operations is drawn from the Copiapó River aquifer. Because of rapid depletion of this aquifer in recent years, studies have been ongoing to assess available supply for these operations. Based on these studies, we have begun to develop replacement supplies from renewable sources. We recently completed construction of a pipeline to convey reclaimed water from a nearby waste water treatment facility to our Candelaria mine. We have also started engineering for the construction of a desalination plant near the Pacific Ocean to treat seawater and a pipeline to convey the water to Candelaria. The plant is expected to be completed by the end of 2012.

Water for our El Abra mining operations comes from the continued pumping of groundwater from the Salar de

Ascotán. In 2010, we obtained regulatory approval, subject to certain conditions, for the continued pumping of groundwater from the Salar de Ascotán for the Sulfolix processing plant, which will begin operations in 2011. Failure to meet the specified conditions could adversely affect the Sulfolix processing plant. A change to the sulfide ore project, such as increased production or mill processing, would require additional water beyond our Sulfolix ground water pumping, which is permitted through 2021. El Abra is also conducting studies to assess the feasibility of constructing a desalination plant near the Pacific Ocean to treat seawater for possible increased sulfide ore production or mill processing.

Water for our Cerro Verde mining operations comes from a series of storage reservoirs in the Rio Chili watershed that collect runoff from seasonal precipitation. Our Cerro Verde mining operations recently constructed new water reservoirs on the Rio Chili watershed to obtain additional water rights and to expand storage capacity in the watershed. Due to occasional drought and possibility that climate change will reduce precipitation levels, temporary supply shortages are possible that could affect our operations as currently planned. Cerro Verde is conducting water studies to assess opportunities for additional supplies to support current operations and potential future expansion projects.

Although each operation has sufficient water rights and claims to cover current operational demands, we cannot predict the potential outcome of pending or future legal proceedings on our water rights, claims and uses. The loss of some or all water rights for any of our mines, in whole or in part, or shortages of water to which we have rights could require us to curtail or close mining production and could prevent us from pursuing expansion opportunities.

Increased production costs could reduce our profitability and cash flow.

Energy represents approximately 20 percent of our production costs. An inability to procure sufficient energy at reasonable prices could adversely affect our profits, cash flow and growth opportunities. Our production costs are also affected by the prices of commodities we consume or use in our operations, such as sulphuric acid, grinding media, steel, reagents, liners, explosives and diluents. The prices of such commodities are influenced by supply and demand trends affecting the mining industry in general and other factors outside our control and such prices are at times subject to volatile movements. Increases in the cost of these commodities could make our operations less profitable. Increases in the costs of commodities that we consume or use may also significantly affect the capital costs of new projects.

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

In October 2003, a slippage of material occurred in a section of the Grasberg open pit, resulting in eight fatalities. In December 2003, a debris flow involving a relatively small amount of loose material occurred in the same section of the open pit resulting in only minor property damage. The events caused us to alter our short-term mine sequencing plans, which adversely affected our 2003 and 2004 production. We resumed normal production activities in second-quarter 2004.

In March 2006, a mud/topsoil slide involving approximately 75,000 metric tons of material occurred from a mountain ridge above service facilities supporting PT Freeport Indonesia’s mining facilities. Three contract workers were fatally injured in the event. The material damaged a mess hall and an adjacent area. As a result of investigations by PT Freeport Indonesia and the Indonesian Department of Energy and Mineral Resources, we conducted geotechnical studies to identify and address any potential hazards to workers and facilities from slides. The existing early warning system for potential slides, based upon rainfall and other factors, has also been expanded.

In September 2008, a small scale failure encompassing approximately 75,000 metric tons of material occurred at our Grasberg open pit. There were no injuries or property damage. The event caused a delay in our access to the high-grade section of the open pit and, as a result, a portion of the metal expected to be mined in the second half of 2008 was deferred to future periods.

No assurance can be given that similar events will not occur in the future.

Our Africa mining operation, Tenke Fungurume, involves additional risks because it is located in a remote area of the Democratic Republic of Congo (DRC).

Our Tenke Fungurume mining operation is located in a remote area of the DRC and is subject to additional challenges, including:

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

For example, due to limited rail access, we currently truck a significant portion of the production from our Tenke Fungurume mining operation approximately 1,900 miles to ports in South Africa. The Tenke Fungurume mining operation and future development may be substantially affected by factors beyond our control, which could adversely affect their contribution to our operating results and increase the cost of future development.

An interruption of energy supply could adversely affect our mining operations.

Our mining operations and development projects require significant energy, principally electricity, diesel, coal and natural gas. Our South America mining operations receive electrical power under long-term contracts with local energy companies. Our Africa mining operation has entered into long-term power supply and infrastructure funding agreements with the state-owned electric utility company serving the Katanga province of the DRC. A disruption in the transmission of energy, inadequate energy transmission infrastructure, or the termination of any of our energy supply contracts could interrupt our energy supply and adversely affect our operations.

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

There are also uncertainties inherent in estimating quantities of ore reserves and copper recovered from stockpiles. The quantity of copper contained in mill and leach stockpiles is based on surveyed volumes of mined material and daily production records. The volume and grade of ore reserves recovered, rates of production and recovered copper from stockpiles may be less than anticipated. During fourth-quarter 2010, revised recovery rate estimates at El Abra resulted in a reduction of 163 million pounds in leach stockpiles.

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

There are many risks and uncertainties inherent in all development projects, including the development of underground mines in the Grasberg minerals district and our development of a large sulfide deposit at our El Abra mine. The economic feasibility of development projects is based on many factors, including the accuracy of estimated reserves, metallurgical recoveries, capital and operating costs and future prices of the relevant minerals. The capital expenditures and time required to develop new mines or other projects are considerable, and changes in costs or construction schedules can affect project economics. Moreover, underground mining is generally more expensive than surface mining as a result of higher capital costs, including costs for modern mining equipment and construction of extensive ventilation systems. Thus it is possible that actual costs and economic returns may differ materially from our estimates.

New development projects have no operating history upon which to base estimates of future cash flow. These development projects also require the successful completion of feasibility studies, acquisition of governmental permits, acquisition of land, power and water, and ensuring that appropriate community infrastructure is developed by third parties to support such projects. It is possible that we could fail to obtain the government approvals necessary for the operation of a project, in which case, the project may not proceed, either on its original timing or at all. It is not unusual for new mining operations to experience unexpected problems during the start-up phase, resulting in delays in producing revenue and increases in capital expenditures.

The development of underground mines is subject to additional risks, including the following:

•	Unanticipated geologic, geotechnical and hydrogeologic conditions;

•	Challenges related to hiring and training the personnel required for the ramp up in underground mining activities;

•	Larger than expected dilution of ore associated with block caving and stoping mining methods; and

•	Unanticipated delays in the development of major access and supporting infrastructure due to engineering changes, late delivery of critical components and longer than planned construction periods.

Some of these risks could result in a delay to production start up and a loss or reduction in minable tons. There can be no assurance that the occurrence of such events or conditions would not have a material adverse impact on our business and results of operations.

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

Freeport-McMoRan Corporation (FMC, formerly Phelps Dodge), and many of its affiliates and predecessor companies have been involved in mining, milling, and manufacturing in the U.S. for more than a century. Activities that occurred in the late 19th century and the 20th century prior to the advent of modern environmental laws were not subject to environmental regulation and were conducted before American industrial companies understood the long-term effects of their operations on the surrounding environment. With the passage of CERCLA in 1980, companies like FMC became legally responsible for environmental remediation on properties previously owned or operated by them, irrespective of when the damage to the environment occurred or who caused it. That liability is often shared on a joint and several basis with all other owners and operators, meaning that each owner or operator of the property is fully responsible for the clean-up, although in many cases some or all of the other historical owners or operators no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of our acquisition of FMC in 2007, many of the subsidiary companies we now own are responsible for a wide variety of environmental remediation projects throughout the U.S., and we expect to spend substantial sums annually for many years to address these remediation issues. We are also subject to claims where the release of hazardous substances is alleged to have damaged natural resources. At December 31, 2010, we had more than 100 active remediation projects in the U.S. in 27 states.

We incurred aggregate environmental capital expenditure and other environmental costs (including our joint venture partners’ shares) to comply with applicable environmental laws and regulations of $372 million in 2010, $289 million in 2009 and $377 million in 2008. The increase in environmental capital spending for 2010, compared with 2009, primarily related to settlement of legal proceedings (refer to Note 13 for further discussion). For 2011, we expect to incur approximately $460 million of aggregate environmental capital expenditures and other environmental costs, which are part of our overall 2011 operating budget and primarily relates to ongoing environmental compliance.

At December 31, 2010, $1.4 billion of environmental obligations were recorded in our consolidated balance sheet. Our environmental obligation estimates are based upon (1) our knowledge and beliefs about complex scientific and historical facts and circumstances that in many cases involve events that occurred many decades ago, (2) our beliefs and assumptions regarding the nature, extent and duration of remediation activities that we will be required to undertake the estimated costs of those activities, which are subject to varying interpretations, and (3) our beliefs regarding the requirements that are imposed on us by existing laws and regulations and, in some cases, the expected clarification of uncertain regulatory requirements that could materially affect our environmental obligation estimates. Significant adjustments to these estimates are likely to occur in the future as additional information becomes available. The actual environmental costs ultimately may exceed our current and future accruals for these costs, and any such changes could be material. Refer to Note 13 for more information on our environmental obligations.

An adverse ruling in one or more pending legal proceedings involving environmental matters could have a material adverse effect on us.

As described in Note 13 and Item 3. “Legal Proceedings”, we are a defendant in numerous and in some cases significant litigation involving environmental cleanup costs, alleged environmental toxic torts and interpretations of environmental regulations. An adverse ruling in one or more of these matters could have a material adverse effect on our results of operations, financial condition and cash flow.

Mine closure regulations impose substantial costs on our operations.

Our domestic operations are subject to various federal and state permitting requirements that include mine closure and mined-land reclamation obligations. These requirements are complex and vary depending upon the jurisdiction. The laws govern the determination of the scope and cost of the closure and reclamation obligations and the amount and forms of financial assurance sufficient to allow a third party to meet the obligations of those plans if we are unable to do so. In general, our domestic mines are required to review estimated closure and reclamation costs on either a periodic basis or at the time of significant permit modifications and post increasing amounts of financial assurance as required. It is uncertain how potential EPA requirements for financial assurance will affect the timing of periodic closure cost reviews or the scope of closure activities.

In addition, our international mines are subject to various mine closure and mined-land reclamation laws, and there have recently been significant changes in closure and reclamation programs in both Peru and Chile that impose more stringent obligations on us for closure and reclamation.

At December 31, 2010, our asset retirement obligations (AROs), determined as required by generally accepted accounting principles in the U.S. totaled $856 million (including $405 million for our New Mexico operations, $214 million for our Arizona operations and $129 million for PT Freeport Indonesia). ARO cost estimates may increase or decrease significantly in the future as a result of changes in closure or financial assurance regulations, engineering designs and technology, permit modifications or updates, mine plans, cost of inflation or other factors and as actual reclamation spending occurs.

Regulation of greenhouse gas emissions and climate change issues may increase our costs and adversely affect our operations and markets.

Many scientists believe that emissions from the combustion of carbon-based fuels contribute to greenhouse effects and therefore potentially to climate change. In 2010, our worldwide total greenhouse gas emissions, measured as carbon dioxide equivalent emissions, were approximately 10 million metric tons, divided between direct (56 percent) and indirect (44 percent) emissions. Most of our direct emissions are from fuel combustion in haul trucks, followed by the combustion of fuels to provide energy for roasting, smelting and other processes. Indirect emissions are generally the emissions of outside providers from whom we purchase electricity for use in our operations. Approximately 64 percent of our direct emissions are in Indonesia, 21 percent in North America and 10 percent in South America. Approximately 56 percent of our indirect emissions are in North America and 42 percent in South America.

A number of governments have introduced or are contemplating regulatory changes regarding greenhouse gas emissions, although several of these regulatory changes are being challenged at both the federal and state levels. For example, in the U.S., the EPA issued final regulations in September 2009 requiring mandatory monitoring and reporting of greenhouse gas emissions in specified circumstances, commencing in 2010. Our Miami smelter and El Paso refinery are required to report their emissions under this program. In June 2010, the EPA issued final regulations under the Clean Air Act for the control of greenhouse gases from new large stationary sources of greenhouse gases and major modifications to large stationary sources of greenhouse gases. The Miami smelter is our only operation directly affected by these regulations. However, these regulations in conjunction with upcoming EPA regulations for large fossil fuel fired power plants may result in increased energy costs at our operations. Several states have also initiated action on their own or as part of regional organizations, such as the Western Climate Initiative, to limit emissions of greenhouse gases. New Mexico has promulgated regulations to control greenhouse gas emissions from large sources and to join the Western Climate Initiative. These actions will likely impact our New Mexico operations through increased energy costs. The U.S. may also become a party to international agreements to reduce greenhouse gas emissions, which could lead to new regulations affecting our U.S. operations. The December 1997 Kyoto Protocol established a set of greenhouse gas emission targets for developed countries that have ratified the Protocol. Although the Kyoto Protocol, which expires in 2012, has not been ratified by the U.S., the U.S. continues to participate in global climate summits that may lead to an agreement in the future.

Since 2006, we have participated in the Carbon Disclosure Project, which is a voluntary initiative that promotes standardized reporting of greenhouse gas emissions and reduction efforts. In 2009, we formed a multi-departmental greenhouse gas task force. Under the direction of this task force, we actively pursue ways to improve the energy efficiency of our operations and reduce greenhouse gas emissions, including evaluating potential reductions in greenhouse gas emissions from our haul trucks. However, as a result of possible increases in production rates and longer and steeper haul profiles for the next several years, we also expect increases in our total greenhouse gas emissions.

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

Since 2005, PT Freeport Indonesia has participated in the Government of Indonesia’s PROPER (Program for Pollution Control, Evaluation and Rating) program. In November 2010, the Indonesian Ministry of Environment announced the latest results of its PROPER environmental management audit, and gave PT Freeport Indonesia a Blue rating acknowledging PT Freeport Indonesia’s environmental management practices as being in compliance with the laws and regulations in Indonesia and also making several recommendations for improvement.

International risks

Our international operations are subject to political, social and geographic risks of doing business in foreign countries.

We are a global mining company with substantial assets located outside of the U.S. We conduct international mining operations in Indonesia, Peru, Chile and the DRC. Accordingly, our business may be adversely affected by political, economic and social uncertainties in each of these countries, in addition to the usual risks associated with conducting business in foreign countries. Such risks include (1) renegotiation, cancellation or forced modification of existing contracts, (2) expropriation or nationalization of property, (3) changes in a foreign country’s laws, regulations and policies, including those relating to labor, taxation, royalties, divestment, imports, exports, trade regulations, currency and environmental matters, (4) political instability, bribery, extortion, corruption, civil strife, acts of war, guerilla activities, insurrection and terrorism, (5) foreign exchange controls, and (6) the risk of having to submit to the jurisdiction of a foreign court or arbitration panel or having to enforce the judgment of a foreign court or arbitration panel against a sovereign nation within its own territory. Our insurance does not cover most losses caused by these risks. Consequently, our exploration, development and production activities outside of the U.S. could be substantially affected by factors beyond our control, some of which could materially adversely affect our financial position or results of operations.

In October 2010, PT Freeport Indonesia received from the Indonesian tax authorities an assessment for additional taxes approximating $106 million and interest approximating $52 million related to various audit exceptions for 2005. PT Freeport Indonesia has filed objections to these assessments because it believes that it has properly paid taxes for the year 2005 and is working with the Indonesian tax authorities to resolve this matter.

In December 2009, PT Freeport Indonesia was notified by the Large Taxpayer’s Office of the Government of Indonesia that PT Freeport Indonesia is obligated to pay value added taxes on certain goods imported after the year 2000. The amount of taxes and penalties would be significant. PT Freeport Indonesia believes that pursuant to the terms of its Contract of Work, it is only required to pay value added taxes on these types of goods imported after December 30, 2009. PT Freeport Indonesia has not received an assessment and is working with the applicable government authorities to resolve this matter.

In December 2008, Cerro Verde was notified by SUNAT, the Peruvian national tax authority, of its intent to assess mining royalties related to the minerals processed by the Cerro Verde concentrator, which was added to Cerro Verde’s processing facilities in late 2006. In August 2009, Cerro Verde received an assessment approximating $34 million in connection with its alleged obligations for mining royalties and penalties for the period from October 2006 to December 2007. In April 2010, SUNAT issued a ruling denying Cerro Verde’s protest of the assessment, and in May 2010, Cerro Verde appealed this decision to the Tax Court. Cerro Verde has also received an assessment approximating $41 million in mining royalties and penalties for the year 2008. In February 2011, SUNAT issued a ruling denying Cerro Verde’s protest of the assessment for the year 2008, and Cerro Verde is in the process of appealing this decision to the Tax Court. Cerro Verde has also received a request for information for mining royalties covering the year 2009. SUNAT may continue to assess mining royalties annually until this matter is resolved by the Tax Court. Cerro Verde is challenging these royalties because its stability agreement with the Peruvian government exempts from royalties all minerals extracted from its mining concession, irrespective of the method used for processing those minerals. If Cerro Verde is ultimately found responsible for these royalties, it will also be liable for interest, which accrues at rates that range from 7 to 18 percent based on the year accrued and the currency in which the amounts would be payable. As of December 31, 2010, the aggregate amount of the October 2006 to December 2007 assessment with interest approximated $57 million, and the aggregate amount of the 2008 assessment with interest approximated $61 million. These amounts will continue to increase at varying interest rates.

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

Between July 2009 and January 2010 there were a series of shooting incidents along the road leading to our mining and milling operations at our Grasberg mining complex. In connection with these incidents, there were three fatalities (including one PT Freeport Indonesia employee, a security contractor and an Indonesian policeman) and several injuries. The Indonesian government responded with additional security forces and expressed a strong commitment to protect the safety of the community and of our operations.

PT Freeport Indonesia operated at reduced mining and milling rates during a four-day period in April 2007, as a result of peaceful protests by certain workers regarding benefits. The protests ended with an agreement on a framework for minimum wages for workers and PT Freeport Indonesia returned to normal operations. The impacts to production were not significant.

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

All of our Indonesian proven and probable ore reserves, including the Grasberg deposit, are located in Block A, and the initial term of our Contract of Work covering these ore reserves expires at the end of 2021. We can extend this term for two successive 10-year periods, subject to the approval of the Indonesian government, which cannot be withheld or delayed unreasonably. Our ore reserves reflect estimates of minerals that can be recovered through the end of 2041 (i.e., through the expiration of the two 10-year extensions) and our current mine plan has been developed, and our operations are based on the assumption that we will receive the two 10-year extensions. As a result, we will not mine all of these ore reserves during the current term of our Contract of Work, and there can be no assurance that the Indonesian government will approve the extensions. Prior to the end of 2021, we expect to mine 32 percent of aggregate proven and probable recoverable ore at December 31, 2010, representing 38 percent of PT Freeport Indonesia’s share of recoverable copper reserves and 51 percent of its share of recoverable gold reserves.

In 2008, Indonesia enacted a new mining law, which will operate under a licensing system as opposed to the contract of work system that applies to PT Freeport Indonesia. In 2010, the Government of Indonesia promulgated regulations under the 2008 mining law and certain provisions address existing contracts of work.  The regulations provide that contracts of work will continue to be honored until their expiration. However, the regulations attempt to apply certain provisions of the new law to any extension periods of contracts of work even though our Contract of Work provides for two 10-year extension periods under the existing terms of the Contract of Work.

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

At times, certain government officials and others in Indonesia have questioned the validity of contracts entered into by the Government of Indonesia prior to May 1998 (i.e., during the Suharto regime, which lasted over 30 years), including PT Freeport Indonesia’s Contract of Work, which was signed in December 1991. We cannot provide assurance that the validity of, or our compliance with, the Contracts of Work will not be challenged for political or other reasons. PT Freeport Indonesia’s Contract of Work and our other Contracts of Work require that disputes with the Indonesian government be submitted to international arbitration. Consequently, if a dispute arises under the Contracts of Work, we face the risk of having to submit to the jurisdiction of a foreign court or arbitration panel, and if we prevail in such a dispute, we will face the additional risk of having to enforce the judgment of a foreign court or arbitration panel against Indonesia within its own territory.

Indonesian government officials have periodically undertaken reviews regarding our compliance with Indonesian environmental laws and regulations and the terms of the Contracts of Work. In 2006, the Government of Indonesia created a joint team for “Periodic Evaluation on Implementation of the PT-FI Contract of Work” to conduct an evaluation every five years. The team consists of five working groups, whose members are from relevant ministries or agencies, covering production, state revenues, community development, environmental issues and security issues. We have conducted numerous meetings with these groups. The joint team has indicated that it will issue a report. While we believe that we comply with PT Freeport Indonesia’s Contract of Work in all material respects, we cannot provide assurance that the report will support that conclusion. Separately, the Indonesian House of Representatives created a working committee on PT Freeport Indonesia. Members of this group have also visited our operations and held a number of hearings in Jakarta. We will continue to work with these groups to respond to their questions about our operations and our compliance with PT Freeport Indonesia’s Contract of Work.

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

During 2009, we completed construction activities for the initial Tenke Fungurume development project, which is located in the DRC. Since gaining independence in 1960, the DRC has undergone outbreaks of violence, changes in national leadership and financial crisis. These factors heighten the risk of abrupt changes in the national policy toward foreign investors, which in turn could result in unilateral modification of concessions or contracts, increased taxation, denial of permits or permit renewals or expropriation of assets. As part of a review of all mining contracts by the Ministry of Mines (Ministry) in the DRC, in February 2008, we received notification that the Ministry wished to renegotiate several material provisions of Tenke Fungurume Mining S.A.R.L.’s (TFM) mining concessions. In October 2010, the government of the DRC announced the conclusion of the review of TFM’s mining contracts. The conclusion of the review process confirmed that TFM’s existing mining contracts are in good standing and acknowledged the rights and benefits granted under those contracts. In connection with the review, TFM made several commitments that have been reflected in amendments to its mining contracts (refer to Note 14 for further discussion). In December 2010, the addenda to TFM’s Amended and Restated Mining Convention and Amended and Restated Shareholders’ Agreement were signed by the parties and are pending a Presidential Decree. TFM’s existing mining contracts will be in effect until a Presidential Decree is obtained. After giving effect to the amendments and obtaining approval of the modification to TFM’s bylaws, our effective ownership interest in the project will be 56.0 percent, compared to our current ownership interest of 57.75 percent.

In July 2009, TFM was advised that the Minister of Justice in the DRC authorized an inquiry regarding the alleged misappropriation of public funds in connection with the securing of labor and immigration authorizations and the payment of associated fees for the Tenke Fungurume project. Several government officials and three TFM employees were arrested. In October 2009, the three TFM employees were tried and acquitted. One government official, the head of immigration in the Katanga province, was sentenced to five years imprisonment on charges of embezzlement. The office of the Attorney General of the DRC filed a notice of appeal of the judgment, and the matter is pending at the Appellate Court.

In July 2009, TFM entered into a settlement agreement with DRC tax authorities in connection with an administrative audit regarding the payment of fees for work permits and visas for its foreign workers and subcontractors, including short-term workers. Pursuant to the agreement, which covers the period from January 2007 to the date of the settlement, TFM paid approximately $16 million in fees and penalties. The procedures associated with obtaining labor and immigration authorizations for short-term workers on a timely basis are not clearly established in the DRC, and TFM continues to work proactively and cooperatively with the government authorities to establish approved procedures for doing so consistent with its mining convention and local law. In connection with this matter, we notified the U.S. government enforcement authorities about our internal investigation of the immigration work permit and visa matter and the associated criminal case. We have received and responded to requests from U.S. government authorities related to the matter and to other requests for information about our compliance program.

Other political, economic and social risks that are generally outside of our control and could adversely affect our business include:

•	Political risks associated with the relatively recent establishment of the present government and the upcoming presidential election scheduled for November 2011;

•	Cancellation or renegotiation of mining contracts by the government;

•	Legal and regulatory uncertainties, governmental corruption and bribery;

•	Royalty and tax increases or claims by governmental entities, including retroactive claims;

•	Security risks due to the remote location in the southern DRC and violence in the northeastern provinces of the DRC;

•	Risk of loss of property due to expropriation or nationalization of property; and

•	Risk of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism.

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

In July 2009, two suicide bombers set off explosions inside of the JW Marriott and Ritz-Carlton hotels in Jakarta, Indonesia, that are reported to have killed nine people and injured 53 others. Two of our Indonesian-based executives were injured in the incident.

In July 2009, a small group of individuals created a disturbance on the road leading to our mining and milling operations at our Grasberg mining complex and vandalized vehicles and small buildings. There were no injuries. For more information about a series of shooting incidents near our Grasberg mining complex, see the risk factor “Because our Grasberg minerals district in Papua, Indonesia remains our most significant operating asset, our business may continue to be adversely affected by Indonesian political, economic and social uncertainties” above.

In August 2002, three people were killed and 11 others were wounded in an ambush by a group of unidentified assailants on the road near Tembagapura, the mining town where the majority of PT Freeport Indonesia’s personnel reside. The assailants shot at several vehicles transporting international contract teachers from our school in Tembagapura, their family members and other contractors to PT Freeport Indonesia. The U.S. Federal Bureau of Investigation (FBI) investigated the incident, which resulted in the U.S. indictment of an alleged operational commander of the Free Papua Movement/National Freedom Force. In January 2006, Indonesian police, accompanied by FBI agents, arrested the alleged operational commander and 11 other Papuans. In November 2006, verdicts and sentencing were announced for seven of those accused in the August 2002 shooting, including a life sentence for the confessed leader of the attack.

In October 2002, a bombing killed 202 people in the Indonesian province of Bali, which is 1,500 miles west of our mining and milling operations. Indonesian authorities arrested 35 people in connection with this bombing and 29 of those arrested have been tried and convicted. In August, 2003, 12 people were killed and over 100 were injured by a car bomb detonated outside of the JW Marriott Hotel in Jakarta, Indonesia. In September 2004, 11 people were killed and over 200 injured by a car bomb detonated in front of the Australian embassy in Jakarta. In October 2005, three suicide bombers killed 19 people and wounded over 100 in Bali. The same international terrorist organizations are suspected in each of these incidents. In November 2005, Indonesian police raided a house in East Java that resulted in the death of other accused terrorists linked to the bombings discussed above. Our mining and milling operations were not interrupted by these incidents, but PT Freeport Indonesia’s corporate office in Jakarta had to relocate for several months following the bombing in front of the Australian embassy. In addition to the Bali, JW Marriott Hotel and Australian embassy bombings, there have been anti-American demonstrations in certain sections of Indonesia reportedly led by radical Islamic activists.

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

During fourth-quarter 2008, we concluded that the then-current economic environment and significant declines in copper and molybdenum prices represented significant adverse changes in our business requiring us to evaluate our long-lived assets and goodwill for impairment.  As a result, we recorded impairment charges totaling $16.9 billion ($12.6 billion to net loss attributable to common stockholders). Refer to Note 17 for further discussion.

The declines in copper and molybdenum prices in late 2008 also resulted in lower of cost or market (LCM) inventory charges totaling $782 million ($479 million to net loss attributable to common stockholders) in 2008. Additional LCM charges associated with molybdenum inventories totaling $19 million ($15 million to net income attributable to common stockholders) were recorded in first-quarter 2009. We recorded no further LCM inventory adjustments subsequent to first-quarter 2009.

Declines in the market price of copper, among other factors, could cause us to record additional LCM inventory adjustments and could also result in an additional write down of the carrying value of long-lived assets, which would potentially have a material adverse impact on our results of operations and stockholders' equity, but would have no effect on cash flows.

Unanticipated litigation or negative developments in pending litigation could have a material adverse effect on our results of operations and financial condition.

We are a party to the litigation described in Note 13 and in Item 3. “Legal Proceedings” and a number of other litigation matters, including asbestos exposure cases, disputes over the allocation of environmental remediation obligations at Superfund and other sites, disputes over water rights and disputes with regulatory authorities. The outcome of litigation is inherently uncertain and adverse developments or outcomes can result in significant monetary damages, penalties or injunctive relief against us, limitations on our property rights, or regulatory interpretations that increase our operating costs. If any of these disputes results in a substantial monetary judgment against us or an adverse legal interpretation is settled on unfavorable terms, or otherwise affects our operations, it could have a material adverse effect on our operating results and financial condition.

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

In addition, our subsidiaries may not be able to, or be permitted to, make distributions to enable us to repay our indebtedness or pay dividends. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. Our rights to participate in any distribution of our subsidiaries’ assets upon their liquidation, reorganization or insolvency would generally be subject to the prior claims of the subsidiaries’ creditors, including any trade creditors.

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

•	Establish advance notice requirements for nominations to the board of directors or for proposals that can be presented at stockholder meetings;

•	Limit removal of directors for cause only;

•	Limit who may call stockholder meetings; and

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 3.  Legal Proceedings.

We are involved in various legal proceedings that arise in the ordinary course of our business or are associated with environmental issues arising from legacy operations conducted over the years by Phelps Dodge and its affiliates. We are also involved, from time to time, in other reviews, investigations and proceedings by government agencies regarding our business, some of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

Litigation

Blackwell, Oklahoma Litigation.  On April 14, 2008, a purported class action was filed against us and several of our direct and indirect subsidiaries, including Blackwell Zinc Company, Inc. (BZC) (Coffey, et al., v. Freeport-McMoRan Copper & Gold, Inc., et al., Kay County, Oklahoma District Court, Case No. CJ-2008-68). This suit alleges that the operations of BZC’s zinc smelter in Blackwell, Oklahoma, from 1918 to 1974 resulted in contamination of soils and groundwater in Blackwell and the surrounding area. The complaint seeks unspecified compensatory and punitive damages on behalf of the putative class members, consisting of current and former residents and property owners, for alleged diminution in property values. Plaintiffs also requested an order compelling remediation of allegedly contaminated properties and the establishment of a monetary fund to pay for monitoring the present and future health of the putative class members.  On February 2, 2010, the court granted our motion to dismiss the plaintiffs’ medical monitoring claims and the court denied plaintiffs’ request for reconsideration at a hearing on May 6, 2010. Discovery and briefing on class certification are near completion.

On December 7, 2009, 18 individuals filed a related suit (Brown et al. v. Freeport-McMoRan Copper & Gold Inc., et al., Kay County, Oklahoma District Court, Case No. CJ-2009-213), alleging personal injuries resulting from exposure to lead and seeking compensatory and punitive damages.  In March, 2010, the case was removed to the U.S. District Court for the Western District of Oklahoma in Oklahoma City (CIV-10-295-HE).  On July 23, 2010, the federal district court denied plaintiffs’ request to remand the suit to state court. We intend to defend both of these matters vigorously and no estimates can be made for ranges of losses that are reasonably possible with respect to these two cases.

Refer to Note 13 for more information about our remediation activities in Blackwell, Oklahoma.

Environmental Proceedings

Newtown Creek.  From the 1930s until 1964, Phelps Dodge Refining Corporation (PDRC), a subsidiary of Freeport-McMoRan Corporation, operated a smelter, and from the 1930’s until 1984 it operated a refinery, on the banks of Newtown Creek, which is a 3.5 mile-long waterway that forms part of the boundary between Brooklyn and Queens in New York City. Heavy industrialization along the banks of Newtown Creek and discharges from the City of New York’s sewer system over more than a century resulted in significant environmental contamination of the waterway. The New York Attorney General previously notified several companies, including PDRC, about possible obligations to clean up sediments in Newtown Creek. In March and April 2010, the U.S. Environmental Protection Agency (EPA) notified PDRC and five others that EPA considers them to be potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA).  The notified parties began working with EPA to identify other potentially responsible parties, and EPA proposed that the notified parties perform a Remedial Investigation/Feasibility Study (RI/FS) at their expense and reimburse EPA for its oversight costs. EPA is not expected to propose a remedy until after an RI/FS is completed, which is expected to take several years. On September 29, 2010, EPA designated Newtown Creek as a Superfund site. The cost of remediating Newtown Creek could be significant, and depending on what portion of that cost is allocated to PDRC, that share could be material to us.

Gilt Edge Mine Site.  On July 12, 2010, we were notified by the U.S. Department of Justice, acting at the request of EPA, that the U.S. was preparing to file suit in federal court against two of our wholly owned subsidiaries (Cyprus Mines Corporation and Cyprus Amax Minerals Company, Inc.) and several other parties to recover costs incurred or to be incurred by the U.S. in responding to the release or threatened release of hazardous substances at the Gilt Edge Mine Site in Lawrence County, South Dakota.  The letter stated that the U.S. would assert that the Cyprus entities are jointly and severally liable with the other parties for all response costs incurred by the U.S. at this site under CERCLA.  The letter asserted that the U.S. had incurred approximately $91 million in response costs and expected to incur significant additional response costs in the future. We do not know whether the other parties could contribute materially to reimbursement of these response costs.

We have conducted a detailed investigation of this site and have concluded that the Cyprus entities were engaged only in exploration at the site and were not involved in the large-scale mining operation that left the site in its current condition.  We believe there is a reasonable basis for apportioning the response costs based on historical records of activities at the site, so that the liability of the Cyprus entities should be proportional to the actual harm done, rather than joint and several, as the government asserts. We are engaged in discussions with the U.S. and we intend to vigorously defend this matter if the government files suit.

Arizona Department of Environmental Quality – Morenci.  In October 2008, Freeport-McMoRan Morenci Inc. (Morenci) notified state and federal authorities that it accidentally released electrolyte solution from its solution extraction and electrowinning (SX/EW) operation into Lower Chase Creek, an ephemeral stream that is normally dry. Morenci conducted a thorough cleanup of the spill and later provided authorities with information on corrective actions implemented in response to the spill. On January 16, 2009, Morenci received Notices of Violation (NOVs) from the Arizona Department of Environmental Quality alleging that the spill resulted in violations of the Arizona Pollutant Discharge Elimination System and Aquifer Protection Programs. Morenci also received a letter dated January 28, 2010, from the Arizona Attorney General’s office advising Morenci that the state of Arizona intends to file a civil enforcement action. Morenci has met with the Arizona Attorney General’s office to discuss a potential settlement and expects to reach an agreement that includes payment of a civil penalty, which may exceed $100,000.

Asbestos Claims

Since approximately 1990, Phelps Dodge and various subsidiaries have been named as defendants in a large number of lawsuits that claim personal injury from exposure to asbestos allegedly contained in electrical wire products produced or marketed many years ago, either from asbestos contained in buildings and facilities located at properties owned or operated by Phelps Dodge affiliates, or from alleged asbestos in talc products. Many of these suits involve a large number of codefendants. Based on litigation results to date and facts currently known, FCX believes its liability, if any, in these matters will not have a material adverse effect, either individually or in the aggregate, upon its business, financial condition, liquidity, results of operations or cash flow. There can be no assurance, however, that future developments will not alter this conclusion.

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

Two water rights adjudications have been initiated in the state of Arizona in order to quantify and prioritize all surface water claims in two of the state’s river systems that include four of our operating mines (Morenci, Sierrita, Miami and Safford). Any precedents set in these legal proceedings may also impact our Bagdad, Arizona mine. These adjudications have been under way for many years, and we cannot predict when they will be concluded.

In Re the General Adjudication of All Rights to Use Water in the Little Colorado Water System and Sources, Apache County, Superior Court, No. 6417, filed on or about February 17, 1978. The principal parties, in addition to us, include: the State of Arizona; the Salt River Project; the Arizona Public Service Company; the Navajo Nation, the Hopi Indian Tribe; the San Juan Southern Paiute Tribe; and the United States on behalf of those tribes, on its own behalf, and on behalf of the White Mountain Apache Tribe.

In Re The General Adjudication of All Rights to Use Water in the Gila River System and Sources,
Maricopa County, Superior Court, Cause Nos. W-1 (Salt), W-2 (Verde), W-3 (Upper Gila), and W-4 (San Pedro), filed on February 17, 1978. The principal parties, in addition to us, include: the State of Arizona; the Gila Valley Irrigation District; the Franklin Irrigation District; the San Carlos Irrigation and Drainage District; the Salt River Project; the San Carlos Apache Tribe; the Gila River Indian Community; and the United States on behalf of those Tribes, on its own behalf, and on behalf of the White Mountain Apache Tribe, the Fort McDowell Mohave-Apache Indian Community, the Salt River Pima-Maricopa Indian Community, and the Payson Community of Yavapai Apache Indians.

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

United States v. Gila Valley Irrigation District, United States District Court, District of Arizona, was initiated in 1925 by the United States to settle conflicting claims to water rights in portions of the Gila River watershed. A decree settling the claims of various parties was entered in 1935, after we had been dismissed from the case without prejudice. In 1988, the Gila River Indian Community intervened, challenging uses of water in the Gila River watershed, which may impact water that we have the right to divert annually from Eagle Creek, Chase Creek or the San Francisco River for operation of our Morenci mine, pursuant to decreed rights and an agreement between us and the Gila Valley Irrigation District. Our Morenci operations also purchased farm lands with water rights in

1997, 1998 and 2008 that could be affected by the outcome of this proceeding. Impairment of our water claims in the Gila River watershed could adversely affect the operations of our Morenci and Safford mines.

Item 4.

Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant.

Certain information as of February 11, 2011, about our executive officers is set forth in the following table and accompanying text:

Name	Age	Position or Office

James R. Moffett	72	Chairman of the Board

Richard C. Adkerson	64	Director, President and Chief Executive Officer

Michael J. Arnold	58	Executive Vice President and Chief Administrative Officer

Kathleen L. Quirk	47	Executive Vice President, Chief Financial Officer and Treasurer

James R. Moffett has served as Chairman of the Board since May 1992. Mr. Moffett previously served as the Chief Executive Officer from July 1995 until December 2003. He has also served as Co-Chairman of the Board of McMoRan Exploration Co. (McMoRan) since September 1998, and President and Chief Executive Officer since May 2010.

Richard C. Adkerson has served as President since January 2008 and also from April 1997 to March 2007, Chief Executive Officer since December 2003 and a director since October 2006. Mr. Adkerson previously served as Chief Financial Officer from October 2000 to December 2003. Mr. Adkerson has also served as Co-Chairman of the Board of McMoRan since September 1998.

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

Item 4B. Mine Safety Disclosure

The safety and health of all our employees are of the highest priority. Management believes that safety and health considerations are integral to, and compatible with, all other functions in the organization and that proper safety and health management will enhance production and reduce costs. Our approach towards the health and safety of our workforce is to continuously improve performance through implementing robust management systems and providing adequate training, safety incentive and occupational health programs.

Our objective is zero work place injuries and occupational illnesses. We measure progress toward achieving our objectives against regularly established benchmarks, including measuring company-wide Total Recordable Incident Rates (TRIR). During 2010, our TRIR (including contractors) was 0.65 per 200,000 man-hours worked, compared to the preliminary metal mining sector industry average reported by the U.S. Mine Safety and Health Administration (MSHA) for 2010 of 2.53 per 200,000 man-hours worked. For 2009, our TRIR (including contractors) was 0.74 per 200,000 man-hours worked, compared to MSHA’s 2009 metal mining sector industry average of 2.61 per 200,000 man-hours worked. We incurred capital expenditures totaling $31 million in 2010 associated with our workplace health and safety programs.

Refer to Exhibit 99.1 for mine safety disclosures required to be disclosed in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

Common Stock

Our common shares trade on the New York Stock Exchange (NYSE) under the symbol “FCX.” The FCX share price is reported daily in the financial press under “FMCG” in most listings of NYSE securities. The table below shows the NYSE composite tape common share price ranges during 2010 and 2009:

	2010a		2009a
	High	Low	High	Low
First Quarter	$45.28	$33.02	$21.73	$10.58
Second Quarter	44.15	29.12	30.78	18.30
Third Quarter	43.96	28.36	36.72	21.60
Fourth Quarter	60.39	43.19	43.68	31.50

a.	Common share prices have been adjusted to reflect the February 1, 2011, two-for-one stock split.

At February 11, 2011, there were 17,488 holders of record of our common stock.

Common Stock Dividends

All references to common stock dividends have been adjusted to reflect the February 1, 2011, two-for-one stock split.

In December 2008, the Board of Directors suspended the cash dividend on our common stock; accordingly, there were no common stock dividends paid in 2009. In October 2009, the Board of Directors reinstated a cash dividend on our common stock at an annual rate of $0.30 per share. In April 2010, the Board of Directors authorized an increase in the cash dividend to an annual rate of $0.60 per share, and in October 2010, authorized another increase in the cash dividend to an annual rate of $1.00 per share. Additionally, in December 2010, the Board of Directors declared a supplemental common stock dividend of $0.50 per share. Below is a summary of common stock cash dividends declared and paid during 2010:

	2010
	Per Share Amount	Record Date	Payment Date
First Quarter	$0.075	01/15/2010	02/01/2010
Second Quarter	0.075	04/15/2010	05/01/2010
Third Quarter	0.150	07/15/2010	08/01/2010
Fourth Quarter	0.150	10/15/2010	11/01/2010
Supplemental Dividend	0.500	12/20/2010	12/30/2010

The declaration of dividends is at the discretion of our Board of Directors and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. In addition, payment of dividends on our common stock and purchases of common stock are subject to limitations under our senior notes and, in certain circumstances, our revolving credit facilities.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of FCX common stock purchased by us during the three months ended December 31, 2010:

					(d) Maximum Number
				(c) Total Number of	(or Approximate
	(a) Total			Shares (or Units)	Dollar Value) of Shares
	Number of		(b) Average	Purchased as Part of	(or Units) That May
	Shares (or Units)		Price Paid Per	Publicly Announced	Yet Be Purchased Under
Period	Purchaseda		Share (or Unit)	Plans or Programsb	the Plans or Programsb
October 1-31, 2010	-		$-	-	23,685,500
November 1-30, 2010	532,781	c	102.65	-	23,685,500
December 1-31, 2010	-		-	-	23,685,500
Total	532,781		102.65	-	23,685,500

a.	Consists of shares repurchased to satisfy tax obligations to cover the cost of options exercised under FCX’s applicable stock incentive plans.

b.	On July 21, 2008, FCX’s Board of Directors approved an increase in FCX’s open-market share purchase program for up to 30 million shares. The program does not have an expiration date.

c.
Under terms of the related plans, upon exercise of stock options employees may tender FCX shares to FCX to pay the exercise price and/or the minimum required taxes. These treasury shares were not affected by the February 1, 2011 two-for-one stock split.

Item 6. Selected Financial Data.

FREEPORT-McMoRan COPPER & GOLD INC.
SELECTED FINANCIAL AND OPERATING DATA

	Years Ended December 31,
	2010		2009		2008		2007a		2006
FCX CONSOLIDATED FINANCIAL DATA	(In Millions, Except Per Share Amounts)
Revenues	$18,982		$15,040		$17,796		$16,939	b	$5,791
Operating income (loss)	9,068		6,503	c,e	(12,710	)d,e,f	6,555	b,f	2,869
Income (loss) from continuing operations	5,544		3,534		(10,450)		3,733		1,625
Net income (loss)	5,544		3,534		(10,450)		3,779		1,625
Net income attributable to noncontrolling interests	1,208		785		617		802		168
Net income (loss) attributable to FCX common stockholders	4,273	g	2,527	c,e,g	(11,341	)d,e,f,g	2,769	b,f,g	1,396	g
Basic net income (loss) per share attributable to FCX common stockholders:
Continuing operationsh	$4.67		$3.05		$(14.86)		$4.01		$3.66
Discontinued operationsh	–		–		–		0.05		–
Basic net income (loss)h	$4.67		$3.05		$(14.86)		$4.06		$3.66
Basic weighted-average common shares outstandingh	915		829		763		682		381
Diluted net income (loss) per share attributable to FCX common stockholders:
Continuing operationsh	$4.57		$2.93		$(14.86)		$3.70		$3.32
Discontinued operationsh	–		–		–		0.05		–
Diluted net income (loss)h	$4.57	g	$2.93	c,e,g	$(14.86	)d,e,f,g	$3.75	b,f,g	$3.32	g
Diluted weighted-average common shares outstandingh	949		938		763		794		443
Dividends declared per share of common stockh	$1.125		$0.075		$0.6875		$0.6875		$2.53125
At December 31:
Cash and cash equivalents	$3,738		$2,656		$872		$1,626		$907
Property, plant, equipment and development costs, net	16,785		16,195		16,002		25,715		3,099
Goodwill	–		–		–		6,105		–
Total assets	29,386		25,996		23,353		40,661		5,390
Total debt, including current portion	4,755		6,346		7,351		7,211		680
Total FCX stockholders’ equity	12,504		9,119		5,773		18,234		2,445

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

b.
Includes charges totaling $175 million ($106 million to net income attributable to FCX common stockholders or $0.13 per share) for mark-to-market accounting adjustments on the 2007 copper price protection program assumed in the acquisition of Phelps Dodge.

c.	Includes charges totaling $77 million ($61 million to net income attributable to FCX common stockholders or $0.07 per share) associated with a loss contingency and restructuring charges.

d.	Includes charges totaling $17.0 billion ($12.7 billion to net loss attributable to FCX common stockholders or $16.60 per share) associated with impairment and restructuring charges.

e.
Includes charges for lower of cost or market inventory adjustments totaling $19 million ($15 million to net income attributable to FCX common stockholders or $0.02 per share) in 2009 and $782 million ($479 million to net loss attributable to FCX common stockholders or $0.63 per share) in 2008.

f.
Includes purchase accounting impacts related to the acquisition of Phelps Dodge totaling $1.0 billion ($622 million to net loss attributable to FCX common stockholders or $0.82 per share) in 2008 and $1.3 billion ($793 million to net income attributable to FCX common stockholders or $1.00 per share) in 2007.

g.
Includes net losses on early extinguishment and conversion of debt totaling $71 million ($0.07 per share) in 2010, $43 million ($0.04 per share) in 2009, $5 million ($0.01 per share) in 2008, $132 million ($0.17 per share) in 2007 and $30 million ($0.07 per share) in 2006; 2008 also includes charges totaling $22 million ($0.03 per share) associated with privately negotiated transactions to induce conversion of a portion of our 5½% Convertible Perpetual Preferred Stock into FCX common stock.

h.	Amounts have been adjusted to reflect the February 1, 2011, two-for-one stock split.

FREEPORT-McMoRan COPPER & GOLD INC.
SELECTED FINANCIAL AND OPERATING DATA (Continued)

For comparative purposes, operating data shown below for the years ended December 31, 2007 and 2006 combines our historical data with Phelps Dodge pre-acquisition data. As the pre-acquisition operating data represent the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

	Years Ended December 31,
	2010	2009	2008	2007a		2006 a
FCX CONSOLIDATED MINING OPERATING DATA
Copper (recoverable)
Production (millions of pounds)	3,908	4,103	4,030	3,884		3,639
Production (thousands of metric tons)	1,773	1,861	1,828	1,762		1,651
Sales, excluding purchases (millions of pounds)	3,896	4,111	4,066	3,862		3,630
Sales, excluding purchases (thousands of metric tons)	1,767	1,865	1,844	1,752		1,647
Average realized price per pound	$3.59	$2.60	$2.69	$3.22	b	$2.80	b
Gold (thousands of recoverable ounces)
Production	1,886	2,664	1,291	2,329		1,863
Sales, excluding purchases	1,863	2,639	1,314	2,320		1,866
Average realized price per ounce	$1,271	$993	$861	$682		$566	c
Molybdenum (millions of recoverable pounds)
Production	72	54	73	70		68
Sales, excluding purchases	67	58	71	69		69
Average realized price per pound	$16.47	$12.36	$30.55	$25.87		$21.87

NORTH AMERICA COPPER MINES
Operating Data, Net of Joint Venture Interest
Copper (recoverable)
Production (millions of pounds)	1,067	1,147	1,430	1,320		1,305
Production (thousands of metric tons)	484	520	649	599		592
Sales, excluding purchases (millions of pounds)	1,085	1,187	1,434	1,332		1,303
Sales, excluding purchases (thousands of metric tons)	492	538	650	604		591
Average realized price per pound	$3.42	$2.38	$3.07	$3.10	d	$2.29	d
Molybdenum (millions of recoverable pounds)
Production	25	25	30	30		31
100% Operating Data
Solution extraction/electrowinning (SX/EW) operations
Leach ore placed in stockpiles (metric tons per day)	648,800	589,400	1,095,200	798,200		801,200
Average copper ore grade (percent)	0.24	0.29	0.22	0.23		0.30
Copper production (millions of recoverable pounds)	746	859	943	940		1,013
Mill operations
Ore milled (metric tons per day)	189,200	169,900	249,600	223,800		199,300
Average ore grade (percent):
Copper	0.32	0.33	0.40	0.35		0.33
Molybdenum	0.03	0.02	0.02	0.02		0.02
Copper recovery rate (percent)	83.0	86.0	82.9	84.5		85.0
Production (millions of recoverable pounds):
Copper	398	364	599	501		414
Molybdenum	25	25	30	30		31

SOUTH AMERICA MINING
Copper (recoverable)
Production (millions of pounds)	1,354	1,390	1,506	1,413		1,133
Production (thousands of metric tons)	614	631	683	641		514
Sales (millions of pounds)	1,335	1,394	1,521	1,399		1,126
Sales (thousands of metric tons)	606	632	690	635		511
Average realized price per pound	$3.68	$2.70	$2.57	$3.25		$3.03
Gold (thousands of recoverable ounces)
Production	93	92	114	116		112
Sales	93	90	116	114		111
Average realized price per ounce	$1,263	$982	$853	$683		$552
Molybdenum (millions of recoverable pounds)
Production	7	2	3	1		–
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	268,800	258,200	279,700	289,100		257,400
Average copper ore grade (percent)	0.41	0.45	0.45	0.43		0.45
Copper production (millions of recoverable pounds)	504	565	560	569		695

	Years Ended December 31,
	2010	2009		2008	2007a	2006a
SOUTH AMERICA MINING (continued)
Mill operations
Ore milled (metric tons per day)	188,800	181,300		181,400	167,900	68,500
Average ore grade (percent):
Copper	0.65	0.66		0.75	0.74	0.87
Molybdenum	0.02	0.02		0.02	0.02	–
Copper recovery rate (percent)	90.0	88.9		89.2	87.1	93.8
Production (recoverable):
Copper (millions of pounds)	850	825		946	844	438
Gold (thousands of ounces)	93	92		114	116	112
Molybdenum (millions of pounds)	7	2		3	1	–

INDONESIA MINING
Operating Data, Net of Joint Venture Interest
Copper (recoverable)
Production (millions of pounds)	1,222	1,412		1,094	1,151	1,201
Production (thousands of metric tons)	554	640		496	522	545
Sales (millions of pounds)	1,214	1,400		1,111	1,131	1,201
Sales (thousands of metric tons)	551	635		504	513	545
Average realized price per pound	$3.69	$2.65		$2.36	$3.32	$3.13
Gold (thousands of recoverable ounces)
Production	1,786	2,568		1,163	2,198	1,732
Sales	1,765	2,543		1,182	2,185	1,736
Average realized price per ounce	$1,271	$994		$861	$681	$567	c
100% Operating Data
Ore milled (metric tons per day)	230,200	238,300		192,900	212,600	229,400
Average ore grade:
Copper (percent)	0.85	0.98		0.83	0.82	0.85
Gold (grams per metric ton)	0.90	1.30		0.66	1.24	0.85
Recovery rates (percent):
Copper	88.9	90.6		90.1	90.5	86.1
Gold	81.7	83.7		79.9	86.2	80.9
Production (recoverable):
Copper (millions of pounds)	1,330	1,641		1,109	1,211	1,300
Gold (thousands of ounces)	1,964	2,984		1,163	2,608	1,824

AFRICA MINING
Copper (recoverable)
Production (millions of pounds)	265	154	e	N/A	N/A	N/A
Production (thousands of metric tons)	120	70	e	N/A	N/A	N/A
Sales (millions of pounds)	262	130	e	N/A	N/A	N/A
Sales (thousands of metric tons)	119	59	e	N/A	N/A	N/A
Average realized price per pound	$3.45	$2.85	e	N/A	N/A	N/A
Cobalt (millions of recoverable pounds)
Production	20	N/A		N/A	N/A	N/A
Sales	20	N/A		N/A	N/A	N/A
Average realized price per pound	$10.95	N/A		N/A	N/A	N/A
Ore milled (metric tons per day)	10,300	7,300	e	N/A	N/A	N/A
Average ore grade (percent):
Copper	3.51	3.69	e	N/A	N/A	N/A
Cobalt	0.40	N/A		N/A	N/A	N/A
Copper recovery rate (percent)	91.4	92.1	e	N/A	N/A	N/A

MOLYBDENUM OPERATIONS
Molybdenum sales, excluding purchases (millions of pounds)f	67	58		71	69	69
Average realized price per pound	$16.47	$12.36		$30.55	$25.87	$21.87
Henderson molybdenum mine
Ore milled (metric tons per day)	22,900	14,900		24,100	24,000	22,200
Average molybdenum ore grade (percent)	0.25	0.25		0.23	0.23	0.23
Molybdenum production (millions of recoverable pounds)	40	27		40	39	37

a.
For comparative purposes, operating data for the years ended December 31, 2007 and 2006 combines our historical data with Phelps Dodge pre-acquisition data. As the pre-acquisition data represents the results of these operations under Phelps Dodge management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Before charges for hedging losses related to copper price protection programs, amounts were $3.27 per pound for 2007 and $3.08 per pound for 2006.

c.	Amount was approximately $606 per ounce before a loss resulting from the redemption of FCX’s Gold-Denominated Preferred Stock, Series II.

d.	Before charges for hedging losses related to copper price protection programs, amounts were $3.25 per pound for 2007 and $3.06 per pound for 2006.

e.	Results for 2009 represent mining operations that began production in March 2009.

f.	Includes sales of molybdenum produced at our North and South America copper mines.

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
Ratio of earnings to fixed charges	16.3x	9.3x	-a	9.9x	33.1x
Ratio of earnings to fixed charges
and preferred stock dividends	13.9x	6.1x	-b	6.6x	14.3x

a.	As a result of the loss recorded in 2008, the ratio coverage was less than 1:1. We would have needed to generate additional earnings of $13.4 billion to achieve coverage of 1:1 in 2008.

b.	As a result of the loss recorded in 2008, the ratio coverage was less than 1:1. We would have needed to generate additional earnings of $13.8 billion to achieve coverage of 1:1 in 2008.

Item 7. and 7A.  Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk.

FREEPORT-McMoRan COPPER & GOLD INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries. The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Cautionary Statement” for further discussion). References to “Notes” are Notes included in our Notes to Consolidated Financial Statements. Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations all references to earnings or losses per share are on a diluted basis, unless otherwise noted, and have been retroactively adjusted to reflect the February 1, 2011, two-for-one stock split.

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

We have significant reserves, resources and future development opportunities within our portfolio of assets. Since the merger with Phelps Dodge Corporation (Phelps Dodge) in 2007, we have added 42.9 billion pounds of proven and probable copper reserves, including 20.2 billion pounds during 2010, and 1.72 billion pounds of proven and probable molybdenum reserves, including 0.87 billion pounds during 2010. At December 31, 2010, our estimated consolidated recoverable proven and probable reserves totaled 120.5 billion pounds of copper, which were determined using a long-term average copper price of $2.00 per pound (refer to “Critical Accounting Estimates – Mineral Reserves” for further discussion).

During 2010, 60 percent of our consolidated copper production was from our Grasberg, Morenci and Cerro Verde mines. We also produce gold, primarily at the Grasberg minerals district in Indonesia, which accounted for 95 percent of our consolidated gold production for 2010. For 2010, 56 percent of our consolidated molybdenum production was from the Henderson molybdenum mine, 34 percent was produced at certain of our North America copper mines and 10 percent was produced at our Cerro Verde mine in Peru. Refer to “Operations” for further discussion of our mining operations.

We are increasing near-term production at several of our copper mines and are undertaking major projects, including the development of the El Abra sulfide reserves and the underground ore bodies at Grasberg. We are also advancing development activities at the Climax molybdenum mine. Studies are under way to evaluate a large-scale concentrator expansion at Cerro Verde, a major mill project at El Abra, various mill projects to process significant sulfide ore in North America and staged expansion options at Tenke. The advancement of these studies is designed to position us to invest in production growth within our existing portfolio of assets. Refer to “Operations” for further discussion of our current operating and development activities.

Our results for the year 2010, compared with 2009, primarily reflected higher average realized metals prices, partially offset by lower copper and gold sales volumes (refer to “Consolidated Results” for further discussion of our consolidated financial results for the years ended December 31, 2010, and 2009).

At December 31, 2010, we had $3.7 billion in consolidated cash and $4.8 billion in long-term debt. Since January 1, 2009, we repaid approximately $2.6 billion in debt (refer to “Capital Resources and Liquidity” for further discussion). At current copper prices we expect to produce substantial operating cash flows in 2011, and plan to focus on using our cash to invest in our development projects and return cash to shareholders through common stock dividends and/or share repurchases. On February 24, 2011, we announced our intent to redeem the remaining $1.1 billion of the 8.25% Senior Notes due 2015 on April 1, 2011. We expect to record a loss on early extinguishment of debt of approximately $56 million (approximately $49 million to net income attributable to FCX common stockholders) in second-quarter 2011 in connection with this redemption. We have no significant debt maturities in the near term; however, we may consider additional opportunities to prepay debt in advance of scheduled maturities.

In December 2010, our Board of Directors authorized a $0.50 per share supplemental common stock dividend paid on December 30, 2010, and a two-for-one common stock split effected on February 1, 2011 (refer to Note 11 for further discussion). All references to shares of our common stock, per share amounts and dividends on common stock herein have been retroactively adjusted to reflect the two-for-one stock split.

In October 2010, the government of the DRC announced the conclusion of the review of Tenke Fungurume Mining S.A.R.L.’s (TFM) contracts, confirmed that TFM’s existing mining contracts are in good standing and acknowledged the rights and benefits granted under those contracts. In connection with the review, TFM made several commitments that have been reflected in amendments to its mining contracts. In December 2010, the addenda to TFM’s Amended and Restated Mining Convention and Amended and Restated Shareholders’ Agreement were signed by the parties and are pending a Presidential Decree. TFM’s existing mining contracts will be in effect until the Presidential Decree is obtained. After giving effect to the amendments and obtaining approval of the modification to TFM’s bylaws, our effective ownership interest in the project will be 56.0 percent, compared to our previous ownership interest of 57.75 percent (refer to Note 14 for further discussion).

OUTLOOK

We view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy, and will continue to adjust our operating strategy as market conditions change.

Our financial results can vary significantly as a result of fluctuations in the market prices of copper and, to a lesser extent, gold and molybdenum. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Because we cannot control the price of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs and operating cash flow. Discussion of the outlook for each of these measures follows.

Sales Volumes.  Following are our actual consolidated sales volumes for 2010 and our projected consolidated sales volumes for 2011:

	2010	2011
	(Actual)	(Projected)
Copper (billions of recoverable pounds):
North America copper mines	1.1	1.2
South America mining	1.3	1.3
Indonesia mining	1.2	1.0
Africa mining	0.3	0.3
	3.9	3.9	a
Gold (millions of recoverable ounces):
Indonesia mining	1.8	1.3
South America mining	0.1	0.1
	1.9	1.4

Molybdenum (millions of recoverable pounds)b	67	70

a.	Represents the sum of projected copper sales volumes before rounding.

b.	Includes sales of molybdenum produced at our North and South America copper mines.

Consolidated sales volumes for 2011 are estimated to approximate 3.85 billion pounds of copper, 1.4 million ounces of gold and 70 million pounds of molybdenum. Lower copper sales from Indonesia as a result of mining in a lower grade section of the Grasberg open pit are expected to be offset by increases from North America primarily reflecting increased mining rates at Morenci. Lower estimated gold sales volumes for 2011 are a result of lower ore grades at Grasberg. Our projected sales volumes for 2011 depend on the achievement of targeted mining rates, the successful operation of production facilities, the impact of weather conditions and other factors.

Unit Net Cash Costs.  Assuming average prices of $1,350 per ounce of gold and $15 per pound of molybdenum for 2011, and achievement of current 2011 sales volume and cost estimates, we estimate our consolidated unit net cash costs (net of by-product credits) for our copper mining operations would average approximately $1.10 per pound in 2011. The impact of price changes in 2011 on consolidated unit net cash costs would approximate $0.02 per pound for each $50 per ounce change in the average price of gold and for each $2 per pound change in the average price of molybdenum. Consolidated unit net cash costs in 2011 are expected to be higher than consolidated unit net cash costs of $0.79 per pound of copper in 2010 primarily because of the impact of higher unit net cash costs at Grasberg associated with lower copper and gold volumes and higher input costs. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production and delivery costs.

Operating Cash Flows.  Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes and other working capital changes and other factors. Based on the above projected consolidated sales volumes and unit net cash costs for 2011, and assuming average prices of $4.25 per pound of copper, $1,350 per ounce of gold and $15 per pound of molybdenum in 2011, we estimate consolidated operating cash flows will approximate $8 billion in 2011, net of an estimated $100 million for working capital requirements. In addition to projected working capital requirements, our estimate of operating cash flow for the year 2011 is also net of estimated taxes of $3.5 billion (refer to “Consolidated Results – (Provision for) Benefit from Income Taxes” for discussion of our projected annual consolidated effective tax rate for 2011). The impact of price changes in 2011 on operating cash flows would approximate $150 million for each $0.05 per pound change in the average price of copper, $55 million for each $50 per ounce change in the average price of gold and $80 million for each $2 per pound change in the average price of molybdenum.

COPPER, GOLD AND MOLYBDENUM MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2001 through January 2011, the London Metal Exchange (LME) spot copper price varied from a low of $0.60 per pound in 2001 to a new record high of $4.60 per pound in February 2011; the London gold price fluctuated from a low of $256 per ounce in 2001 to a new record high of $1,421 per ounce in November 2010; and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $2.19 per pound in 2001 to a high of $39.25 per pound in 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2010.

Historical LME Copper Prices

Through February 11, 2011

LME Copper Prices
LME & COMEX Exchange Stocks*
000s of metric tons
Dollars per pound
1,600
1,400
1,200
1,000
800
600
400
200
0
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011

*  Excludes Shanghai stocks, producer, consumer and merchant stocks.

This graph presents LME spot copper prices and reported stocks of copper at the LME and the New York Mercantile Exchange (COMEX) from January 2001 through February 11, 2011. From 2006 through most of 2008, disruptions associated with strikes and other operational issues, combined with growing demand from China and other emerging economies, resulted in low levels of inventory. Beginning in late 2008, slowing consumption led to increases in inventory levels; however, China’s increased buying activity contributed to a decline in exchange inventories during the first half of 2009. After reaching a low in July 2009, inventories grew during the second half of 2009. During 2010, inventories have decreased and at December 31, 2010, combined LME and COMEX stocks totaled approximately 436 thousand metric tons, which represents approximately eight days of global consumption.

Turmoil in the United States (U.S.) financial markets and concerns about the global economy negatively impacted copper prices in late 2008, which declined to a four-year low of $1.26 per pound in December 2008; however, copper prices have since improved significantly, attributable to a combination of strong demand from China, recovering demand in the western world and limitations of available supply. During 2010, LME spot copper prices ranged from $2.76 per pound to $4.42 per pound, averaged $3.42 per pound and closed at $4.42 per pound on December 31, 2010. We believe the underlying fundamentals of the copper business remain positive, supported by limited supplies from existing mines and the absence of significant new development projects. Future copper prices are expected to be volatile and are likely to be influenced by demand from China, economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and production levels of mines and copper smelters. The LME spot copper price closed at $4.50 per pound on February 11, 2011.

London Gold Prices
Through February 11, 2011
$1,450
$1,350
$1,250
$1,150
$1,050
$950
$850
$750
$650
$550
$450
$350
$250
Dollars per ounce
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011

This graph presents London gold prices from January 2001 through February 11, 2011. Gold prices reached a new record high of $1,421 per ounce in November 2010, supported by investment demand and weakness in the U.S. dollar. During 2010, gold prices ranged from $1,058 per ounce to $1,421 per ounce, averaged $1,225 per ounce and closed at $1,410 per ounce on December 31, 2010. London gold prices closed at $1,364 per ounce on February 11, 2011.

Metals Week Molybdenum Dealer Oxide Prices

Through February 11, 2011

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average price from January 2001 through February 11, 2011. In late 2008, molybdenum prices declined significantly as a result of the financial market turmoil and a decline in demand; however, molybdenum prices have since increased, which we believe is supported by improved demand in the chemicals sector. During 2010, the weekly average price of molybdenum ranged from $11.75 per pound to $18.60 per pound, averaged $15.71 per pound and was $16.40 per pound on December 31, 2010. The Metals Week Molybdenum Dealer Oxide weekly average price was $17.58 per pound on February 11, 2011.
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

Mineral Reserves. Recoverable proven and probable reserves are the part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The determination of reserves involves numerous uncertainties with respect to the ultimate geology of the ore bodies, including quantities, grades and recovery rates. Estimating the quantity and grade of reserves requires us to determine the size, shape and depth of our ore bodies by analyzing geological data, such as samplings of drill holes, tunnels and other underground workings. In addition to the geology of our mines, assumptions are required to determine the economic feasibility of mining these reserves, including estimates of future commodity prices and demand, the mining methods we use and the related costs incurred to develop and mine our reserves. Our estimates of recoverable proven and probable reserves are prepared by and are the responsibility of our employees. A majority of these estimates have been reviewed and verified by independent experts in mining, geology and reserve determination.

At December 31, 2010, our consolidated recoverable proven and probable reserves included 120.5 billion pounds of copper, 35.5 million ounces of gold and 3.39 billion pounds of molybdenum, which were determined using long-

term average prices of $2.00 per pound for copper, $750 per ounce for gold and $10.00 per pound for molybdenum, compared with $1.60 per pound for copper, $550 per ounce for gold and $8.00 per pound for molybdenum for the proven and probable reserve estimates at December 31, 2009. The following table summarizes changes in our estimated consolidated recoverable proven and probable copper, gold and molybdenum reserves during 2009 and 2010:

	Copper	Gold	Molybdenum
	(billion	(million	(billion
	pounds)	ounces)	pounds)
Consolidated reserves at December 31, 2008	102.0	40.0	2.48
Net additions/revisions	6.3	(0.1)	0.16
Production	(4.1)	(2.7)	(0.05)
Consolidated reserves at December 31, 2009	104.2	37.2	2.59
Net additions/revisions	20.2	0.2	0.87
Production	(3.9)	(1.9)	(0.07)
Consolidated reserves at December 31, 2010	120.5	35.5	3.39

Additions to recoverable copper reserves during 2010 included 15.7 billion pounds at our North America copper mines and 4.8 billion pounds at our South America mines reflecting positive exploration results and the effect of higher prices. These additions were partially offset by revisions at other mines. The increases in reserves replaced approximately 5 times our 2010 copper production. Refer to Note 19 for further information regarding estimated recoverable proven and probable reserves.

As discussed in Note 1, we depreciate our life-of-mine mining and milling assets and values assigned to proven and probable reserves using the unit-of-production (UOP) method based on our estimated recoverable proven and probable reserves, and also have other assets that are depreciated on a straight-line basis over their estimated useful lives. Because the economic assumptions used to estimate reserves change from period to period and additional geological data is generated during the course of operations, estimates of reserves may change, which could have a significant impact on our results of operations, including changes to prospective depreciation rates and asset carrying values. Based on projected copper sales volumes for 2011, if estimated copper reserves at our mines were 10 percent higher at December 31, 2010, we estimate that our annual depreciation, depletion and amortization expense for 2011 would decrease by $34 million ($17 million to net income attributable to FCX common stockholders), and a 10 percent decrease in copper reserves would increase depreciation, depletion and amortization expense by $41 million ($21 million to net income attributable to FCX common stockholders). We perform annual assessments of our existing assets in connection with the review of mine operating and development plans. If it is determined that assigned asset lives do not reflect the expected remaining period of benefit, any change could affect prospective depreciation rates.

At December 31, 2010, our long-lived assets include amounts assigned to proven and probable reserves totaling $4.5 billion. As discussed below and in Note 1, we review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable, and changes to our estimates of recoverable proven and probable reserves could have an impact on our assessment of asset recoverability.

Recoverable Copper. We record, as inventory, applicable costs for copper contained in mill and leach stockpiles that are expected to be processed in the future based on proven processing technologies. Mill and leach stockpiles are evaluated periodically to ensure that they are stated at the lower of cost or market. Accounting for recoverable copper from mill and leach stockpiles represents a critical accounting estimate because (i) it is generally impracticable to determine copper contained in mill and leach stockpiles by physical count, which requires management to employ reasonable estimation methods and (ii) recovery rates from leach stockpiles can vary significantly. The quantity of material delivered to mill and leach stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blasthole cuttings determine the estimated copper grade contained in the material delivered to the mill and leach stockpiles.

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

Processes and recovery rates are monitored regularly, and recovery rate estimates are adjusted periodically as additional information becomes available and as related technology changes. During fourth-quarter 2010 revised recovery rate estimates at El Abra resulted in a reduction of 163 million pounds in leach stockpiles. At December 31, 2010, estimated recoverable copper was 2.6 billion pounds in leach stockpiles (with a carrying value of $1.8 billion) and 1.3 billion pounds in mill stockpiles (with a carrying value of $505 million).

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

Accounting for environmental obligations represents a critical accounting estimate because changes to environmental laws and regulations and/or circumstances affecting our operations could result in significant changes to our estimates, which could have a significant impact on our results of operations. We review changes in facts and circumstances associated with our environmental obligations on a quarterly basis. Judgments and estimates are based upon available facts, existing technology, presently enacted laws and regulations, remediation experience, whether or not we are a potentially responsible party (PRP), the ability of other PRPs to pay their allocated portions and take into consideration reasonably possible outcomes. Our cost estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, required remediation methods and actions by or against governmental agencies or private parties.

At December 31, 2010, environmental obligations recorded in our consolidated balance sheets totaled approximately $1.4 billion, which reflect obligations for environmental liabilities attributed to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs and for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facilities.

Following is a summary of changes in our estimated environmental obligations for the years ended December 31 (in millions):

	2010	2009	2008
Balance at beginning of year	$1,464	$1,401	$1,268
Liabilities assumed in the acquisition of Phelps Dodge	–	–	117
Accretion expensea	97	102	95
Additions	19	40	36
Reductions	–	(3)	(1)
Spending	(158)	(76)	(114)
Balance at end of year	$1,422	$1,464	$1,401

a.	Represents accretion of the fair value of environmental obligations assumed in the acquisition of Phelps Dodge, which were determined on a discounted cash flow basis.

Refer to Note 13 for further discussion of environmental obligations.

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

At least annually, we review our ARO estimates for changes in the projected timing of certain reclamation costs, changes in cost estimates and additional AROs incurred during the period. Following is a summary of changes in our AROs for the years ended December 31 (in millions):

	2010		2009	2008
Balance at beginning of year	$731		$712	$728
Liabilities incurred	5		12	5
Revisions to cash flow estimates	105	a	(17)	21
Accretion expense	54		52	51
Spending	(38)		(28)	(91)
Foreign currency translation adjustment	(1)		–	(2)
Balance at end of year	$856		$731	$712

a.	During 2010, the revisions to cash flow estimates were primarily related to the increased cost and accelerated timing of closure activities at Chino.

Refer to Note 13 for further discussion of reclamation and closure costs.

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

At December 31, 2010, our valuation allowances totaled $2.2 billion and covered all of our U.S. foreign tax credit carryforwards, and a portion of our foreign net operating loss carryforwards, U.S. state net operating loss carryforwards, and U.S. minimum tax credit carryforwards. At December 31, 2009, our valuation allowances totaled $2.2 billion and covered all of our U.S. foreign tax credit carryforwards and U.S. state net operating loss carryforwards, and a portion of our foreign net operating loss carryforwards and U.S. minimum tax credit carryforwards. These valuation allowances include $59 million and $44 million, respectively, relating to tax benefits that, if recognized, would be credited directly to other comprehensive income. The $69 million increase in the valuation allowance during 2010 was primarily the result of an increase in foreign tax credit carryforwards, partially offset by a decrease in minimum tax credit carryforwards.

Refer to Note 12 for further discussion.

Impairment of Assets. We evaluate our long-lived assets (to be held and used) for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. In evaluating our long-lived assets for recoverability, estimates of after-tax undiscounted future cash flows of our individual mining operations are used, with impairment losses measured by reference to fair value. As quoted market prices are unavailable for our individual mining operations, fair value is determined through the use of discounted estimated future cash flows. The estimated cash flows used to assess recoverability of our long-lived assets and measure fair value of our mining operations are derived from current business plans, which are developed using near-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. In addition to near and long-term metal price assumptions, other key estimates include commodity-based and other input costs; proven and probable reserves, including the timing and cost to develop and produce the reserves; and the use of appropriate escalation and discount rates.

Because the cash flows used to assess recoverability of our long-lived assets and measure fair value of our mining operations require us to make several estimates and assumptions that are subject to risk and uncertainty, changes in these estimates and assumptions could result in the impairment of our long-lived assets values. Events that could result in impairment of our long-lived assets include, but are not limited to, decreases in future metal prices, decreases in estimated recoverable proven and probable reserves and any event that might otherwise have a material adverse effect on mine site production levels or costs.

During fourth-quarter 2008, we concluded that the then-current economic environment and significant declines in copper and molybdenum prices represented significant adverse changes in our business and evaluated our long-lived assets for impairment. Projected metal prices represented the most significant assumption used in the cash flow estimates to assess recoverability and measure fair value of our individual mining operations. Our evaluation resulted in the recognition of asset impairment charges totaling $10.9 billion ($6.6 billion to net loss attributable to FCX common stockholders or $8.67 per share) for 2008. Refer to Note 17 for further discussion of the 2008 asset impairment charges.

Additionally, goodwill was recorded in connection with the March 2007 acquisition of Phelps Dodge and was assigned to the reporting units, or individual mines, that were expected to benefit from the business combination. Goodwill is required to be evaluated for impairment at least annually and at any other time if an event or change in circumstances indicates that the fair value of a reporting unit is below its carrying amount. Our annual goodwill impairment test was performed in fourth-quarter 2008, which resulted in the full impairment of goodwill and the recognition of charges totaling $6.0 billion ($6.0 billion to net loss attributable to FCX common stockholders or $7.84 per share). Refer to Note 5 for further discussion.

CONSOLIDATED RESULTS

	Years Ended December 31,
	2010		2009		2008
Financial Data (in millions, except per share amounts)
Revenuesa,b	$18,982		$15,040		$17,796
Operating income (loss)b	9,068		6,503		(12,710	)c
Net income (loss)	5,544		3,534		(10,450)
Net income attributable to noncontrolling interests	1,208		785		617
Net income (loss) attributable to FCX common stockholdersd	4,273	e	2,527	e	(11,341	)c,e
Diluted net income (loss) per share attributable to FCX common
stockholdersf,g	$4.57	e	$2.93	e	$(14.86	)c,e
Diluted weighted-average common shares outstandingf,g	949		938		763

Mining Operating Data
Copper (recoverable)
Production (millions of pounds)	3,908		4,103		4,030
Sales, excluding purchases (millions of pounds)	3,896		4,111		4,066
Average realized price per pound	$3.59		$2.60		$2.69
Site production and delivery costs per poundh	$1.40		$1.12		$1.51
Unit net cash costs per poundh	$0.79		$0.55		$1.16
Gold (recoverable)
Production (thousands of ounces)	1,886		2,664		1,291
Sales, excluding purchases (thousands of ounces)	1,863		2,639		1,314
Average realized price per ounce	$1,271		$993		$861
Molybdenum (recoverable)
Production (millions of pounds)	72		54		73
Sales, excluding purchases (millions of pounds)	67		58		71
Average realized price per pound	$16.47		$12.36		$30.55

a.
Includes the impact of adjustments to provisionally priced concentrate and cathode sales recognized in prior periods. Refer to “Revenues” and “Disclosures About Market Risks – Commodity Price Risk” for further discussion.

b.	Following is a summary of revenues and operating income (loss) by operating division (in millions):

	Years Ended December 31,
Revenues	2010	2009	2008
North America copper mines	$4,136	$3,235	$5,265
South America mining	4,991	3,839	4,166
Indonesia mining	6,377	5,908	3,412
Africa mining	1,106	389	–
Molybdenum	1,205	847	2,488
Rod & Refining	4,470	3,356	5,557
Atlantic Copper Smelting & Refining	2,491	1,892	2,341
Corporate, other & eliminations	(5,794)	(4,426)	(5,433)
Total FCX revenues	$18,982	$15,040	$17,796

	Years Ended December 31,
Operating income (loss)	2010	2009	2008
North America copper mines	$1,848	$1,020	$(11,522)
South America mining	3,063	2,001	(694)
Indonesia mining	4,099	4,034	1,307
Africa mining	490	8	(26)
Molybdenum	357	126	(1,473)
Rod & Refining	19	14	2
Atlantic Copper Smelting & Refining	(37)	(56)	10
Corporate, other & eliminations	(771)	(644)	(314)
Total FCX operating income (loss)	$9,068	$6,503	$(12,710)

Refer to Note 18 for further discussion of our operating divisions and business segments.

c.
Includes long-lived asset impairments and other charges totaling $11.0 billion ($6.7 billion to net loss attributable to FCX common stockholders or $8.76 per share), goodwill impairment charges totaling $6.0 billion ($6.0 billion to net loss attributable to FCX common stockholders or $7.84 per share), and charges for LCM inventory adjustments totaling $782 million ($479 million to net loss attributable to FCX common stockholders or $0.63 per share). Refer to Notes 5 and 17 for further discussion.

d.	After noncontrolling interests and preferred dividends.

e.
Includes net losses on early extinguishment and conversions of debt totaling $71 million ($0.07 per share) in 2010 associated with the redemption of our $1.0 billion Senior Floating Rate Notes and open-market purchases of Senior Notes, $43 million ($0.04 per share) in 2009 associated with the redemption and open-market purchases of Senior Notes and $5 million ($0.01 per share) in 2008 associated with an open-market purchase of Senior Notes. Refer to Note 9 for further discussion.

f.	Amounts have been adjusted to reflect the February 1, 2011, two-for-one stock split.

g.
As applicable, reflects assumed conversion of our 5½% Convertible Perpetual Preferred Stock (which converted into 35.8 million shares of FCX common stock in September 2009) and 6¾% Mandatory Convertible Preferred Stock (which converted into 78.9 million shares of FCX common stock during 2010).  In addition, the 2009 period includes the effects of the 53.6 million shares of common stock we sold in February 2009. Common shares outstanding on December 31, 2010, totaled 945 million. Refer to Note 11 for further discussion.

h.
Reflects per pound weighted average production and delivery costs and unit net cash costs (net of by-product credits) for all copper mines, excluding net noncash and other costs. The 2009 period excludes the results of Africa mining as start-up activities were still under way. For reconciliations of the per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to “Operations – Unit Net Cash Costs” and to “Product Revenues and Production Costs.”

Revenues
Consolidated revenues totaled $19.0 billion in 2010, compared with $15.0 billion in 2009 and $17.8 billion in 2008, and include the sale of copper concentrates, copper cathodes, copper rod, gold, molybdenum and other metals by our North and South America mines, the sale of copper concentrates (which also contain significant quantities of gold and silver) by our Indonesia mining operations, the sale of copper cathodes and cobalt hydroxide by our Africa mining operations, the sale of molybdenum in various forms by our Molybdenum operations, and the sale of copper cathodes, copper anodes, and gold in anodes and slimes by Atlantic Copper. Our mining revenues for 2010 include sales of copper (78 percent), gold (12 percent) and molybdenum (6 percent).

Following is a summary of year-to-year changes in our consolidated revenues (in millions):

	2010	2009
Consolidated revenues – prior year	$15,040	$17,796
Higher (lower) price realizations from mining operations:
Copper	3,779	(288)
Gold	517	349
Molybdenum	273	(1,056)
Higher (lower) sales volumes from mining operations:
Copper	(563)	121
Gold	(771)	1,141
Molybdenum	105	(395)
Cobalt	195	24
Lower net adjustments primarily for prior year provisionally priced sales	(155)	(139)
Higher (lower) purchased copper and molybdenum	188	(1,414)
Higher (lower) Atlantic Copper revenues	599	(449)
Other, including intercompany eliminations	(225)	(650)
Consolidated revenues – current year	$18,982	$15,040

Price Realizations
2010 Compared with 2009. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper and, to a lesser extent, gold and molybdenum. Consolidated revenues in 2010 reflected higher price realizations. Realized copper prices averaged $3.59 per pound in 2010, compared with $2.60 per pound in 2009; realized gold prices averaged $1,271 per ounce in 2010, compared with $993 per ounce in 2009; and realized molybdenum prices averaged $16.47 per pound in 2010, compared with $12.36 per pound in 2009.

2009 Compared with 2008. Consolidated revenues in 2009 were impacted by lower copper and molybdenum prices compared to 2008. Realized copper prices averaged $2.60 per pound in 2009, compared with $2.69 per pound in 2008 and realized molybdenum prices averaged $12.36 per pound in 2009, compared with $30.55 per pound in 2008. Partly offsetting lower copper and molybdenum realizations were higher realized gold prices, which averaged $993 per ounce in 2009, compared with $861 per ounce in 2008.

Sales Volumes
2010 Compared with 2009. Consolidated sales volumes totaled 3.9 billion pounds of copper, 1.9 million ounces of gold and 67 million pounds of molybdenum in 2010, compared with 4.1 billion pounds of copper, 2.6 million ounces of gold and 58 million pounds of molybdenum in 2009. Lower consolidated copper sales volumes in 2010 primarily resulted from lower ore grades at Grasberg and lower volumes at our North America copper mines, partly offset by additional volumes provided by our Tenke mine in Africa. Lower consolidated gold sales volumes in 2010 primarily reflected lower ore grades at Grasberg from planned mine sequencing. Higher consolidated molybdenum sales volumes in 2010 reflected improved demand in the chemicals sector. Refer to “Operations” for further discussion of sales volumes at our operating divisions.

2009 Compared with 2008. Consolidated sales volumes totaled 4.1 billion pounds of copper, 2.6 million ounces of gold and 58 million pounds of molybdenum in 2009, compared with 4.1 billion pounds of copper, 1.3 million ounces of gold and 71 million pounds of molybdenum in 2008. Copper sales volumes in 2009, compared with 2008, reflected mining in a higher grade section of the Grasberg open pit and the contribution of 2009 sales volumes from the Tenke mine, offset by lower sales volumes as a result of production curtailments at the North America copper mines and lower ore grades at Candelaria. Mining in a higher grade section of the Grasberg open pit also resulted in substantially higher gold sales volumes in 2009. Lower molybdenum sales volumes in 2009 reflected reduced demand in the metallurgical and chemicals sectors.

Provisionally Priced Sales
Under the long-established structure of sales agreements prevalent in the industry, substantially all of our concentrate and cathode sales are provisionally priced at the time of shipment. The provisional prices are finalized in a contractually specified future period (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot prices (refer to “Disclosures About Market Risks – Commodity Price Risk” for further discussion). Adjustments to the December 31, 2009, provisionally priced copper sales resulted in a net decrease to consolidated revenues of $24 million ($10 million to net income attributable to FCX common stockholders or $0.01 per share) in 2010. Adjustments to the December 31, 2008, provisionally priced copper sales resulted in a net increase to consolidated revenues of $132 million ($61 million to net income attributable to FCX common stockholders or $0.07 per share) in 2009. Adjustments to the December 31, 2007, provisionally priced copper sales resulted in an increase of $268 million ($114 million to net loss attributable to FCX common stockholders or $0.15 per share) in 2008.

Purchased Copper and Molybdenum
We primarily purchase copper cathode to be processed by our Rod & Refining segment when production from our North America copper mines does not meet customer demand. We also purchase molybdenum concentrates when customer demand requires it. The decrease in purchased copper and molybdenum for 2009, compared to 2008, resulted from lower demand.

Atlantic Copper Revenues
The increase in Atlantic Copper’s revenues in 2010, compared with 2009, primarily reflected higher copper revenues associated with higher prices. Atlantic Copper’s revenues decreased in 2009, compared with 2008, primarily reflecting lower copper prices.

Production and Delivery Costs
2010 Compared with 2009
Consolidated production and delivery costs totaled $8.4 billion in 2010, compared with $7.0 billion in 2009. Higher production and delivery costs for 2010 primarily reflect higher input costs at our mining operations and higher costs of concentrate purchases at Atlantic Copper associated with higher copper prices.

Consolidated unit site production and delivery costs for our copper mining operations averaged $1.40 per pound of copper in 2010, compared with $1.12 per pound of copper in 2009. Higher site production and delivery costs in 2010 primarily reflected the impact of lower copper sales volumes and increased input costs, including materials, labor and energy, higher North America mining rates and lower volumes at Grasberg.  Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Our copper mining operations require significant energy, principally electricity, diesel, coal and natural gas. Energy costs approximated 20 percent of our consolidated copper production costs in 2010 and 2009, and included purchases of approximately 215 million gallons of diesel fuel; 6,100 gigawatt hours of electricity at our North America, South America and Africa copper mining operations (we generate all of our power at our Indonesia mining operation); 800 thousand metric tons of coal for our coal power plant in Indonesia; and 1 million MMBTU (million British thermal units) of natural gas at certain of our North America mines. For 2011, we estimate energy costs will approximate 20 percent of our consolidated copper production costs.

2009 Compared with 2008
Consolidated production and delivery costs totaled $7.0 billion in 2009, compared with $10.4 billion in 2008. Lower production and delivery costs for 2009 primarily reflect the effects of lower operating rates at our North America copper mines, lower commodity-based input costs and lower purchases of copper.

Depreciation, Depletion and Amortization
2010 Compared with 2009
Consolidated depreciation, depletion and amortization expense totaled $1.0 billion in 2010 and 2009. Higher depreciation, depletion and amortization expense in 2010 for a full year of operations at our Tenke mine was offset by lower expense under the unit-of-production method at our South America and Grasberg mines.

2009 Compared with 2008
Consolidated depreciation, depletion and amortization expense totaled $1.0 billion in 2009, compared with $1.8 billion in 2008. The decrease in depreciation, depletion and amortization expense reflected the impact of long-lived asset impairments recognized at December 31, 2008, on our depreciable net book values.

Lower of Cost or Market (LCM) Inventory Adjustments
Inventories are required to be recorded at the lower of cost or market. In 2009, we recognized charges of $19 million ($15 million to net income attributable to FCX common stockholders or $0.02 per share) for LCM molybdenum inventory adjustments. We recorded no further LCM inventory adjustments subsequent to first-quarter 2009.

In 2008, we recorded LCM inventory adjustments totaling $782 million ($479 million to net loss attributable to FCX common stockholders or $0.63 per share). Inventories acquired in connection with the acquisition of Phelps Dodge (including long-term mill and leach stockpiles) were recorded at fair value using near-term price forecasts reflecting the then-current price environment and management’s projections for long-term average metal prices.

Selling, General and Administrative Expenses
2010 Compared with 2009
Consolidated selling, general and administrative expenses totaled $381 million in 2010, compared with $321 million in 2009. Approximately half of the increase in selling, general and administrative expenses reflected higher stock-based compensation and other incentive compensation costs related to financial performance.

2009 Compared with 2008
Consolidated selling, general and administrative expenses totaled $321 million in 2009, compared with $269 million in 2008. Higher selling, general and administrative expenses primarily reflected a net increase in incentive compensation costs related to financial performance, partly offset by reductions associated with administrative costs savings initiatives.

Exploration and Research Expenses
Consolidated exploration and research expenses totaled $143 million in 2010, $90 million in 2009 and $292 million in 2008. Throughout most of 2008, expenditures primarily reflected increased exploration efforts in North America and also in Africa, including targets outside the area of initial development at Tenke. However, in response to weak market conditions at the end of 2008, we revised operating plans to significantly reduce exploration costs in 2009. During 2009 and 2010, we focused on analyzing exploration data gained through the core drilling previously undertaken in addition to conducting new activities.

Exploration activities are being conducted near our existing mines with a focus on opportunities to expand reserves that will support additional future production capacity in the large minerals districts where we currently operate. Favorable exploration results indicate opportunities for significant future potential reserve additions in North and South America and in the Tenke minerals district. The drilling data in North America continue to indicate the potential for expanded sulfide production.

For 2011, exploration and research expenditures are being increased to an estimated $250 million, including approximately $200 million for exploration. Exploration activities will continue to focus primarily on the potential for future reserve additions in our existing minerals districts.

Long-Lived Asset Impairments and Other Charges
During 2009, net restructuring and other charges totaled $77 million ($61 million to net income attributable to FCX common stockholders or $0.07 per share), which included a charge of $54 million ($43 million to net income attributable to FCX common stockholders or $0.05 per share) associated with the partial settlement of the City of Blackwell lawsuit.

During 2008, we recognized charges totaling $11.0 billion ($6.7 billion to net loss attributable to FCX common stockholders or $8.76 per share) for long-lived asset impairments and other charges. During fourth-quarter 2008, we concluded that the declines in copper and molybdenum prices and the deterioration of the economic environment represented significant adverse changes in the business and evaluated our long-lived assets for impairment as of December 31, 2008, which resulted in the recognition of asset impairment charges totaling $10.9 billion ($6.6 billion to net loss attributable to FCX common stockholders or $8.67 per share). In addition, we recorded net restructuring and other charges totaling $111 million ($67 million to net loss attributable to FCX common stockholders or $0.09 per share) associated with our revised operating plans, including contract termination costs, other project cancellation costs, employee severance and benefits and special retirement benefits and curtailments.

Refer to Note 17 for further discussion of these charges.

Goodwill Impairment
Our annual impairment test of goodwill at December 31, 2008, resulted in the full impairment of goodwill and the recognition of charges totaling $6.0 billion ($6.0 billion to net loss attributable to FCX common stockholders or $7.84 per share). Refer to Note 5 for further discussion.

Interest Expense, Net
Consolidated interest expense (before capitalization) totaled $528 million in 2010, $664 million in 2009 and $706 million in 2008. Lower interest expense primarily reflected the impact of debt repayments during 2009 and 2010 (refer to “Capital Resources and Liquidity – Financing Activities” for discussion of debt repayments). Lower interest expense in 2009, compared with 2008, also reflected lower interest rates on our variable-rate debt.

Capitalized interest is primarily related to our development projects and totaled $66 million in 2010, $78 million in 2009 and $122 million in 2008.

Losses on Early Extinguishment of Debt
During 2010, we recorded losses on early extinguishment of debt totaling $81 million ($71 million to net income attributable to FCX common stockholders or $0.07 per share) associated with the redemption of our Senior Floating Rate Notes and open-market purchases of our 8.25%, 8.375% and 9.50% Senior Notes.

During 2009, we recorded losses on early extinguishment of debt totaling $48 million ($43 million to net income attributable to FCX common stockholders or $0.04 per share), associated with the redemption of our 6⅞% Senior Notes and for open-market purchases of our 8.25%, 8.375% and 8¾% Senior Notes.

During 2008, we recorded net losses on early extinguishment of debt totaling $6 million ($5 million to net loss attributable to FCX common stockholders or $0.01 per share) associated with an open-market purchase of our 9½% Senior Notes.

Refer to Note 9 for further discussion of these transactions.

(Provision for) Benefit from Income Taxes
Our income tax provision for 2010 resulted from taxes on international operations ($2.7 billion) and U.S. operations ($244 million). As presented in the table below, our consolidated effective income tax rate was 35 percent for 2010.

Our income tax provision for 2009 resulted from taxes on international operations ($2.3 billion) and U.S. operations ($35 million). During 2009, our consolidated effective income tax rate was highly sensitive to changes in commodity prices and the mix of income between U.S. and international operations. The difference between our consolidated effective income tax rate of 40 percent in 2009 and the U.S. federal statutory rate of 35 percent primarily was attributable to the high proportion of income earned in Indonesia, which was taxed at an effective tax rate of 42 percent.

A summary of the approximate amounts in the calculation of our consolidated provision for income taxes for 2010 and 2009 follows (in millions, except percentages):

	Year Ended			Year Ended
	December 31, 2010			December 31, 2009
			Income Tax			Income Tax
	Income	Effective	(Provision)	Income	Effective	(Provision)
	(Loss)a	Tax Rate	Benefit	(Loss)a	Tax Rate	Benefit
U.S.	$1,307	19%	$(244)	$98	36%	$(35	)b
South America	2,995	33%	(999)	2,010	32%	(650)
Indonesia	3,873	42%	(1,635)	4,000	42%	(1,697)
Africa	395	30%	(118)	(60)	25%	15
Eliminations and other	(58)	N/A	13	(232)	N/A	60
Consolidated FCX	$8,512	35%	$(2,983)	$5,816	40%	$(2,307)

a.	Represents income (loss) by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.	Includes a favorable adjustment totaling $43 million resulting from completion of a review of U.S. deferred income tax accounts.

Our estimated consolidated effective tax rate for 2011 will vary with commodity price changes and the mix of income from international and U.S. operations. Assuming average prices of $4.25 per pound for copper, $1,350 per ounce for gold, $15 per pound for molybdenum and current sales estimates, we estimate our annual consolidated effective tax rate will approximate 34 percent.

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

A summary of the approximate amounts in the calculation of our consolidated benefit from income taxes for 2008 follows (in millions, except percentages):

	Year Ended
	December 31, 2008
			Income Tax
	Income	Effective	(Provision)
	(Loss)a	Tax Rate	Benefit
U.S.	$1,258	15%	$(191)
South America	1,752	32%	(553)
Indonesia	1,432	43%	(612)
Africa	(187)	35%	66
Asset impairment charges	(10,867)	39%	4,212
Goodwill impairment charges	(5,987)	N/A	–
LCM inventory adjustments	(782)	38%	299
Eliminations and other	72	N/A	(18)
Adjustments	N/A	N/A	(359	)b
Consolidated FCX	$(13,309)	21%	$2,844

a.	Represents income (loss) by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.	Represents an adjustment to establish a valuation allowance against U.S. federal alternative minimum tax credits.

Refer to Note 12 for further discussion of income taxes.

OPERATIONS

North America Copper Mines
We currently operate seven copper mines in North America – Morenci, Sierrita, Bagdad, Safford and Miami in Arizona, and Tyrone and Chino in New Mexico. All of these mining operations are wholly owned, except for Morenci, an unincorporated joint venture, in which we own an 85 percent undivided interest.

The North America copper mines include open-pit mining, sulfide ore concentrating, leaching and solution extraction/electrowinning (SX/EW) operations. Molybdenum is also produced by Sierrita and Bagdad. A majority of the copper produced at our North America copper mines is cast into copper rod by our Rod & Refining operations. Rod and wire sales to outside wire and cable manufacturers represented approximately 81 percent of our North America copper sales in 2010. The remainder of our North America copper sales is primarily in the form of copper cathode or copper concentrate. Refer to Note 18 for further discussion of our reportable segment (Morenci) in the North America copper mines division.

Operating and Development Activities. We have restarted the Morenci mill and have commenced a staged ramp up of Morenci’s mining rates. We have also resumed certain project development activities, including initiating restarts of mining at the Miami and Chino mines.

Morenci Mill Restart and Mine Ramp-up. In March 2010, we restarted the Morenci mill to process available sulfide material currently being mined. Mill throughput averaged 42,200 metric tons of ore per day in fourth-quarter 2010 and 26,000 metric tons of ore per day during the year 2010 and is expected to increase to approximately 50,000 metric tons per day in 2011. We have also commenced a staged ramp up at the Morenci mine from the 2009 rate of 450,000 metric tons per day to 635,000 metric tons per day. The mining rate averaged 566,000 metric tons per day in fourth-quarter 2010 and over 480,000 metric tons per day during the year 2010. These activities are expected to enable copper production to increase by approximately 125 million pounds per year in 2011. Further increases to Morenci’s mining rate are being evaluated. We are also evaluating the potential for a new mill at Morenci, which would involve significant investment.

Miami Restart. We initiated limited mining activities at the Miami mine to improve efficiencies of ongoing reclamation projects associated with historical mining operations at the site. During an approximate five-year mine life, we expect to ramp up production at Miami to approximately 100 million pounds of copper per year by 2012. We are investing approximately $40 million for this project, which is benefiting from the use of existing mining equipment.

Chino Restart. We have initiated a restart of mining and milling activities at the Chino mine, which were suspended in late 2008. The ramp up of mining and milling activities will significantly increase copper production at Chino, which is currently producing small amounts of copper from existing leach stockpiles. Planned mining and milling rates are expected to be achieved by the end of 2013. Incremental annual copper production is expected to be 100 million pounds in 2012 and 2013 and 200 million pounds in 2014. Costs for the project are expected to approximate $150 million, associated with equipment and mill refurbishment.

Safford Sulphur Burner. We are completing construction of a sulphur burner at the Safford mine, which will provide a more cost-effective source of sulphuric acid used in SX/EW operations and lower transportation costs. This project is expected to be completed in second-quarter 2011 at a capital investment of approximately $150 million. Project costs of $98 million have been incurred as of December 31, 2010, of which $69 million was incurred during the year 2010.

Twin Buttes. In December 2009, we purchased the Twin Buttes copper mine, which ceased operations in 1994, and is adjacent to our Sierrita mine. The purchase provides significant synergies in the Sierrita minerals district, including the potential for expanded mining activities and access to material that can be used for Sierrita tailings and stockpile reclamation purposes. Studies have commenced to incorporate the Twin Buttes resources in our development plans.

Other Matters. Refer to Note 13 for information on contingencies at the North America copper mines.

Operating Data. Following is summary operating data for the North America copper mines for the years ended December 31.

	2010	2009	2008
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	1,067	1,147	1,430
Sales, excluding purchases	1,085	1,187	1,434
Average realized price per pound	$3.42	$2.38	$3.07

Molybdenum (millions of recoverable pounds)
Productiona	25	25	30

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	648,800	589,400	1,095,200
Average copper ore grade (percent)	0.24	0.29	0.22
Copper production (millions of recoverable pounds)	746	859	943

Mill operations
Ore milled (metric tons per day)	189,200	169,900	249,600
Average ore grade (percent):
Copper	0.32	0.33	0.40
Molybdenum	0.03	0.02	0.02
Copper recovery rate (percent)	83.0	86.0	82.9
Production (millions of recoverable pounds):
Copper	398	364	599
Molybdenum	25	25	30

a.	Reflects molybdenum production from certain of our North America copper mines. Sales of molybdenum are reflected in the Molybdenum division.

2010 Compared with 2009
Copper sales volumes from our North America copper mines decreased to 1.1 billion pounds in 2010, compared with 1.2 billion pounds in 2009, primarily because of anticipated lower ore grades at Safford and Sierrita, lower mill throughput because of unscheduled crusher maintenance at Bagdad and mill maintenance at Sierrita. Copper sales volumes from our North America copper mines are expected to approximate 1.2 billion pounds in 2011. The impact of increased mining and milling rates at the Morenci mine and the restarts of the Miami and Chino mines are expected to further increase production in future periods. Molybdenum production from our North America copper mines is expected to approximate 35 million pounds in 2011.

2009 Compared with 2008
Copper sales volumes from our North America copper mines decreased to 1.2 billion pounds in 2009, compared with 1.4 billion pounds in 2008, which reflects certain of our North America copper mines operating at reduced rates in response to reduced demand for copper in the western world.

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

Gross Profit per Pound of Copper and Molybdenum

The following tables summarize unit net cash costs and gross profit per pound at the North America copper mines for the years ended December 31. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2010			2009
	By-	Co-Product Method		By-	Co-Product Method
	Product		Molyb-	Product		Molyb-
	Method	Copper	denuma	Method	Copper	denuma
Revenues, excluding adjustments	$3.42	$3.42	$15.60	$2.38	$2.38	$10.96

Site production and delivery, before net noncash
and other costs shown below	1.50	1.35	7.95	1.25	1.15	5.67
By-product creditsa	(0.35)	–	–	(0.23)	–	–
Treatment charges	0.09	0.09	–	0.09	0.09	–
Unit net cash costs	1.24	1.44	7.95	1.11	1.24	5.67
Depreciation, depletion and amortization	0.24	0.22	0.54	0.22	0.21	0.40
Noncash and other costs, net	0.12	0.12	0.01	0.11	0.11	0.07
Total unit costs	1.60	1.78	8.50	1.44	1.56	6.14
Revenue adjustments, primarily for hedging	–	–	–	0.08	0.08	–
Idle facility and other non-inventoriable costs	(0.08)	(0.08)	(0.02)	(0.08)	(0.08)	–
Gross profit per pound	$1.74	$1.56	$7.08	$0.94	$0.82	$4.82

Copper sales (millions of recoverable pounds)	1,082	1,082		1,185	1,185
Molybdenum sales (millions of recoverable pounds)b			25			25

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Reflects molybdenum produced by the North America copper mines.

Unit net cash costs (net of by-product credits) for our North America copper mines increased to $1.24 per pound of copper in 2010, compared with $1.11 per pound in 2009, primarily reflecting higher site production and delivery costs ($0.25 per pound) associated with higher input costs and increased mining and milling activities at certain mines. Partly offsetting these higher costs were higher molybdenum credits ($0.12 per pound) primarily resulting from higher molybdenum prices.

Some of our U.S. copper rod customers request a fixed market price instead of the COMEX average price in the month of shipment. We hedge this price exposure in a manner that allows us to receive market prices in the month of shipment while the customer pays the fixed price they requested. Because these contracts previously did not meet the criteria to qualify for hedge accounting, revenue adjustments in 2009 reflected unrealized gains on these copper derivative contracts (refer to Note 15 for further discussion).

Our operating North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-products and other factors. During 2010, unit net cash costs for the North America copper mines ranged from a net cost of $0.64 per pound to $2.25 per pound at the individual mines and averaged $1.24 per pound. Based on current operating plans and assuming achievement of current sales volume and cost estimates and an average price of $15 per pound of molybdenum for 2011, we estimate that average unit net cash costs (net of by-product credits) for our North America copper mines would approximate $1.39 per pound of copper in 2011. Unit net cash costs for 2011 are expected to be higher, compared with 2010, primarily because of higher mining rates and input costs. Each $2 per pound change in the average price of molybdenum during the year would have an approximate $0.05 per pound impact on the North America copper mines’ 2011 unit net cash costs.

	2009			2008
	By-	Co-Product Method		By-	Co-Product Method
	Product		Molyb-	Product		Molyb-
	Method	Copper	denuma	Method	Copper	denuma
Revenues, excluding adjustments	$2.38	$2.38	$10.96	$3.07	$3.07	$30.25

Site production and delivery, before net noncash
and other costs shown below	1.25	1.15	5.67	1.88	1.63	12.67
By-product creditsa	(0.23)	–	–	(0.64)	–	–
Treatment charges	0.09	0.09	–	0.09	0.09	–
Unit net cash costs	1.11	1.24	5.67	1.33	1.72	12.67
Depreciation, depletion and amortization	0.22	0.21	0.40	0.53	0.46	2.81
Noncash and other costs, net	0.11	0.11	0.07	0.52	0.49	1.34
Total unit costs	1.44	1.56	6.14	2.38	2.67	16.82
Revenue adjustments, primarily for hedging	0.08	0.08	–	(0.05)	(0.05)	–
Idle facility and other non-inventoriable costs	(0.08)	(0.08)	–	(0.06)	(0.06)	(0.05)
Gross profit per pound	$0.94	$0.82	$4.82	$0.58	$0.29	$13.38

Copper sales (millions of recoverable pounds)	1,185	1,185		1,430	1,430
Molybdenum sales (millions of recoverable pounds)b			25			30

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Reflects molybdenum produced by the North America copper mines.

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

The decrease in depreciation, depletion and amortization in 2009, compared with 2008, primarily reflected the impact of the long-lived asset impairment charges recognized in fourth-quarter 2008 (refer to Note 17 for further discussion).

Noncash and other costs for 2008 include charges of $661 million ($0.46 per pound) for LCM inventory adjustments; there were no LCM copper inventory adjustments recorded at the North America copper mines in 2009.

Revenue adjustments in 2009 and 2008 primarily reflect unrealized gains (losses) on copper derivative contracts with U.S. copper rod customers (refer to Note 15 for further discussion).

South America Mining
We operate four copper mines in South America – Cerro Verde in Peru, and Candelaria, Ojos del Salado and El Abra in Chile. We own a 53.56 percent interest in Cerro Verde, an 80 percent interest in both Candelaria and Ojos del Salado and a 51 percent interest in El Abra. All operations in South America are consolidated in our financial statements.

South America mining includes open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. In addition to copper, the Cerro Verde mine also produces molybdenum concentrates, and the Candelaria and Ojos del Salado mines also produce gold and silver. Production from our South America mines is sold as copper concentrate or copper cathode under long-term contracts. Beginning in 2008, our South America mines began selling a portion of their copper concentrate and cathode inventories to Atlantic Copper, an affiliated smelter. Refer to Note 18 for further discussion of our reportable segment (Cerro Verde) in the South America mining division.

Operating and Development Activities. We have advanced certain project development activities, including the El Abra sulfide project and the completion of the Cerro Verde mill optimization project.

El Abra Sulfide. We are completing construction activities associated with the development of a large sulfide deposit at El Abra to extend its mine life by over 10 years. Construction activities for the initial phase of the project are approximately 80 percent complete. Production from the sulfide ore, which is projected to ramp up to approximately 300 million pounds of copper per year, is expected to replace the currently depleting oxide copper production. The aggregate capital investment for this project is expected to total $725 million through 2015, of which approximately $565 million is for the initial phase of the project that is expected to be completed in second-quarter 2011. Aggregate project costs of $361 million have been incurred as of December 31, 2010, of which $286 million was incurred during 2010.

We are also engaged in studies for a potential large-scale milling operation at El Abra to process additional sulfide material and to achieve higher recoveries.

Cerro Verde Expansion. We have completed a project to increase throughput at the Cerro Verde concentrator. This project increased mill throughput from 108,000 metric tons of ore per day to 120,000 metric tons of ore per day resulting in incremental annual production of approximately 30 million pounds of copper. The aggregate capital investment for this project totaled approximately $50 million.

In addition, we are completing our evaluation of a large-scale concentrator expansion at Cerro Verde. Significant reserve additions in recent years have provided opportunities to significantly expand the existing facility’s capacity. A range of expansion options is being reviewed and the related feasibility study is expected to be completed in second-quarter 2011.

Candelaria Water Plant. As part of our overall strategy to supply water to the Candelaria mine, we have recently completed construction of a pipeline to bring water from a nearby water treatment facility. In addition, we have started engineering for a desalination plant that will supply all of Candelaria’s longer term water needs. The plant is expected to be completed by the end of 2012 and the aggregate capital investment for this project is expected to total approximately $280 million.

Other Matters. Refer to Note 13 for information on contingencies at our South America mining operations.

Operating Data. Following is summary operating data for the South America mining operations for the years ended December 31.

	2010	2009	2008
Copper (millions of recoverable pounds)
Production	1,354	1,390	1,506
Sales	1,335	1,394	1,521
Average realized price per pound	$3.68	$2.70	$2.57

Gold (thousands of recoverable ounces)
Production	93	92	114
Sales	93	90	116
Average realized price per ounce	$1,263	$982	$853

Molybdenum (millions of recoverable pounds)
Productiona	7	2	3

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	268,800	258,200	279,700
Average copper ore grade (percent)	0.41	0.45	0.45
Copper production (millions of recoverable pounds)	504	565	560

Mill operations
Ore milled (metric tons per day)	188,800	181,300	181,400
Average ore grade:b
Copper (percent)	0.65	0.66	0.75
Molybdenum (percent)	0.02	0.02	0.02
Copper recovery rate (percent)	90.0	88.9	89.2
Production (recoverable):
Copper (millions of pounds)	850	825	946
Gold (thousands of ounces)	93	92	114
Molybdenum (millions of pounds)	7	2	3

a.	Reflects molybdenum production from our Cerro Verde copper mine. Sales of molybdenum are reflected in the Molybdenum division.

b.	Average ore grades of gold produced at our South America mining operations rounds to less than 0.001 grams per metric ton.

2010 Compared with 2009
Copper sales volumes from our South America mining operations decreased to 1.3 billion pounds in 2010, compared with 1.4 billion in 2009, primarily reflecting anticipated lower ore grades at El Abra. Consolidated sales volumes from our South America mines are expected to approximate 1.3 billion pounds of copper and 100 thousand ounces of gold in 2011.

2009 Compared with 2008
Copper sales volumes from our South America mining operations decreased to 1.4 billion pounds in 2009, compared with 1.5 billion in 2008, primarily reflecting lower ore grades at Candelaria and downtime for mill maintenance at Cerro Verde.

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

Gross Profit per Pound of Copper

The following tables summarize unit net cash costs and gross profit per pound at our South America mining operations for the years ended December 31. These tables reflect unit net cash costs per pound of copper under the by-product and co-product methods as our South America mining operations also had small amounts of molybdenum, gold and silver sales. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2010		2009
	By-Product	Co-Product	By-Product	Co-Product
	Method	Method	Method	Method
Revenues, excluding adjustments	$3.68	$3.68	$2.70	$2.70

Site production and delivery, before net noncash
and other costs shown below	1.21	1.14	1.08	1.02
By-product credits	(0.21)	–	(0.11)	–
Treatment charges	0.15	0.15	0.15	0.15
Unit net cash costs	1.15	1.29	1.12	1.17
Depreciation, depletion and amortization	0.19	0.18	0.20	0.19
Noncash and other costs, net	0.01	0.01	0.02	0.02
Total unit costs	1.35	1.48	1.34	1.38
Revenue adjustments, primarily for pricing on
prior year open sales	(0.01)	(0.01)	0.08	0.08
Other non-inventoriable costs	(0.04)	(0.04)	(0.02)	(0.02)
Gross profit per pound	$2.28	$2.15	$1.42	$1.38

Copper sales (millions of recoverable pounds)	1,335	1,335	1,394	1,394

Unit net cash costs (net of by-product credits) for our South America mining operations increased to $1.15 per pound of copper in 2010, compared with $1.12 per pound in 2009, primarily reflecting higher site production and delivery costs ($0.13 per pound) associated with higher input costs and the impact of higher copper prices on profit sharing programs. Partly offsetting higher site production and delivery costs were higher by-product credits ($0.10 per pound) associated with higher molybdenum volumes and prices and higher gold prices.

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-products and other factors. During 2010, unit net cash costs for the South America mines ranged from $1.04 per pound to $1.38 per pound at the individual mines and averaged $1.15 per pound. Assuming achievement of current sales volume and cost estimates and an average price of $15 per pound of molybdenum and an average price of $1,350 per ounce of gold in 2011, we estimate that average unit net cash costs (net of by-product credits) for our South America mining operations would approximate $1.25 per pound of copper in 2011. Higher unit net cash costs for 2011 primarily reflect higher input costs.

	2009		2008
	By-Product	Co-Product	By-Product	Co-Product
	Method	Method	Method	Method
Revenues, excluding adjustments	$2.70	$2.70	$2.57	$2.57

Site production and delivery, before net noncash
and other costs shown below	1.08	1.02	1.13	1.07
By-product credits	(0.11)	–	(0.13)	–
Treatment charges	0.15	0.15	0.14	0.14
Unit net cash costs	1.12	1.17	1.14	1.21
Depreciation, depletion and amortization	0.20	0.19	0.33	0.32
Noncash and other costs, net	0.02	0.02	0.07	0.06
Total unit costs	1.34	1.38	1.54	1.59
Revenue adjustments, primarily for pricing on
prior year open sales	0.08	0.08	0.15	0.15
Other non-inventoriable costs	(0.02)	(0.02)	(0.02)	(0.02)
Gross profit per pound	$1.42	$1.38	$1.16	$1.11

Copper sales (millions of recoverable pounds)	1,394	1,394	1,521	1,521

Unit net cash costs (net of by-product credits) for our South America mining operations decreased to $1.12 per pound of copper in 2009, compared with $1.14 per pound in 2008, primarily reflecting lower site production and delivery costs ($0.05 per pound) associated with lower input costs (primarily energy).

The decrease in depreciation, depletion and amortization in 2009, compared with 2008, primarily reflected the impact of the long-lived asset impairment charges recognized in fourth-quarter 2008 (refer to Note 17 for further discussion of these impairment charges).

Indonesia Mining
Indonesia mining includes PT Freeport Indonesia’s Grasberg minerals district. We own 90.64 percent of PT Freeport Indonesia, including 9.36 percent owned through our wholly owned subsidiary, PT Indocopper Investama.

PT Freeport Indonesia produces copper concentrates, which contain significant quantities of gold and silver. Substantially all of PT Freeport Indonesia’s copper concentrates are sold under long-term contracts, of which approximately one-half is sold to affiliated smelters, Atlantic Copper and PT Smelting (PT Freeport Indonesia’s 25-percent owned copper smelter and refinery in Indonesia – refer to Note 2 for further discussion), and the remainder to other customers.

Refer to Note 2 for further discussion of our joint ventures with Rio Tinto plc and to Note 14 for further discussion of PT Freeport Indonesia’s Contract of Work with the Government of Indonesia.

Development Activities. We have several projects in progress in the Grasberg minerals district, including development of the large-scale, high-grade underground ore bodies located beneath and adjacent to the Grasberg open pit. Aggregate capital spending on these projects approximated $288 million for the year 2010 ($228 million net to PT Freeport Indonesia). Over the next five years, aggregate capital spending on these projects is expected to average $600 million per year ($470 million net to PT Freeport Indonesia). Considering the long-term nature and large size of these projects, actual costs could differ materially from these estimates.

The following provides additional information on these projects, including the continued development of the Common Infrastructure project, the Grasberg Block Cave and Big Gossan underground mines, the completed expansion of the Deep Ore Zone (DOZ) underground mine and development of the Deep Mill Level Zone (DMLZ) ore body.

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

In 2008, we completed the feasibility study for the development of the Grasberg Block Cave underground mine, which accounts for over one-third of our reserves in Indonesia. Production at the Grasberg Block Cave mine is currently scheduled to commence at the end of mining the Grasberg open pit, which is currently expected to continue until mid-2016. The timing of the transition to underground Grasberg Block Cave mine development will continue to be assessed.

Aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $3.7 billion (to be incurred between 2008 and 2021), with PT Freeport Indonesia’s share totaling approximately $3.4 billion. Aggregate project costs totaling $260 million have been incurred through December 31, 2010, of which $143 million was incurred during 2010. Targeted production rates once the Grasberg Block Cave mining operation reaches full capacity are expected to approximate 160,000 metric tons of ore per day.

Big Gossan. The Big Gossan underground mine is a high-grade deposit located near PT Freeport Indonesia’s existing milling complex. The Big Gossan mine is being developed as an open-stope mine with backfill consisting of mill tailings and cement, an established mining methodology expected to be higher cost than the block-cave method used at the DOZ mine. Production, which began in fourth-quarter 2010, is designed to ramp up to 7,000 metric tons of ore per day by late 2012 (equal to average annual aggregate incremental production of 125 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts). The aggregate capital investment for this project is currently estimated at approximately $535 million, with PT Freeport Indonesia’s share totaling approximately $500 million. Aggregate project costs of $444 million have been incurred through December 31, 2010, of which $67 million was incurred during 2010.

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

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. The DMLZ feasibility study was completed in fourth-quarter 2009. We plan to mine the ore body using a block-cave method with production beginning in 2015, near completion of mining at the DOZ. Drilling efforts continue to determine the extent of this ore body. We continue to develop the Common Infrastructure project and tunnels from mill level. In 2009, we completed a portion of the spur to the DMLZ mine and reached the edge of the DMLZ terminal and development continued on terminal infrastructure and mine access in 2010. Aggregate mine development capital costs for the DMLZ are expected to approximate $2.0 billion (to be incurred from 2009 to 2020), with PT Freeport Indonesia’s share totaling approximately $1.2 billion. Aggregate project costs totaling $103 million have been incurred through December 31, 2010, including $78 million during 2010. Targeted production rates once the DMLZ mining operation reaches full capacity are expected to approximate 80,000 metric tons of ore per day.

Other Matters. Refer to Note 13 for information on contingencies at our Indonesia mining operations.

Operating Data. Following is summary operating data for our Indonesia mining operations for the years ended December 31.

	2010	2009	2008
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	1,222	1,412	1,094
Sales	1,214	1,400	1,111
Average realized price per pound	$3.69	$2.65	$2.36

Gold (thousands of recoverable ounces)
Production	1,786	2,568	1,163
Sales	1,765	2,543	1,182
Average realized price per ounce	$1,271	$994	$861

100% Operating Data
Ore milled (metric tons per day): a
Grasberg open pit	149,800	166,300	129,800
DOZ underground mine	79,600	72,000	63,100
Big Gossan underground mine	800	–	–
Total	230,200	238,300	192,900
Average ore grade:
Copper (percent)	0.85	0.98	0.83
Gold (grams per metric ton)	0.90	1.30	0.66
Recovery rates (percent):
Copper	88.9	90.6	90.1
Gold	81.7	83.7	79.9
Production (recoverable):
Copper (millions of pounds)	1,330	1,641	1,109
Gold (thousands of ounces)	1,964	2,984	1,163

a.	Amounts represent the approximate average daily throughput processed at PT Freeport Indonesia’s mill facilities from each producing mine.

2010 Compared with 2009
At the Grasberg mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production resulting in varying quarterly and annual sales of copper and gold. PT Freeport Indonesia’s share of sales decreased to 1.2 billion pounds of copper and 1.8 million ounces of gold in 2010, compared with 1.4 billion pounds of copper and 2.5 million ounces of gold in 2009. Anticipated changes in ore grades throughout the year resulted in significant variability in quarterly volumes during 2010. Lower copper and gold sales volumes in 2010 primarily reflect mining in a lower grade section of the Grasberg open pit during the first half of 2010.

We expect to mine in a lower grade section of the Grasberg open pit during 2011. As a result, PT Freeport Indonesia’s projected sales of 1.0 billion pounds of copper and 1.3 million ounces of gold for 2011 are lower than 2010 volumes. Ore grades and copper and gold sales volumes are expected to be higher in the second half of 2011, compared with the first half, with approximately 53 percent of copper and 57 percent of gold expected in the second half.

2009 Compared with 2008
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

Gross Profit per Pound of Copper/per Ounce of Gold

The following tables summarize the unit net cash (credits) costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the years ended December 31. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash (credits) costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2010			2009
	By-	Co-Product Method		By-	Co-Product Method
	Product			Product
	Method	Copper	Gold	Method	Copper	Gold
Revenues, after adjustments	$3.69	$3.69	$1,271	$2.65	$2.65	$994

Site production and delivery, before net noncash
and other costs shown below	1.53	1.01	347	1.05	0.62	232
Gold and silver credits	(1.92)	–	–	(1.86)	–	–
Treatment charges	0.22	0.15	50	0.22	0.13	49
Royalty on metals	0.13	0.08	29	0.10	0.06	23
Unit net cash (credits) costs	(0.04)	1.24	426	(0.49)	0.81	304
Depreciation and amortization	0.21	0.14	48	0.20	0.11	43
Noncash and other costs, net	0.04	0.02	9	0.03	0.02	6
Total unit (credits) costs	0.21	1.40	483	(0.26)	0.94	353
Revenue adjustments, primarily for pricing on
prior year open sales	(0.01)	(0.01)	1	0.04	0.04	2
PT Smelting intercompany profit	(0.03)	(0.02)	(8)	(0.04)	(0.02)	(9)
Gross profit per pound/ounce	$3.44	$2.26	$781	$2.91	$1.73	$634

Copper sales (millions of recoverable pounds)	1,214	1,214		1,400	1,400
Gold sales (thousands of recoverable ounces)			1,765			2,543

Because of the fixed nature of a large portion of PT Freeport Indonesia’s costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period. Unit net cash costs (net of gold and silver credits) increased to a net credit of $0.04 per pound of copper in 2010, compared with a net credit of $0.49 per pound in 2009, reflecting higher site production and delivery costs ($0.48 per pound) primarily associated with higher input costs (including materials, labor and energy), higher maintenance and support costs and higher cost sharing under joint venture arrangements. Partly offsetting higher site production and delivery costs were higher gold credits ($0.06 per pound) associated with higher gold prices.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

Projected lower copper and gold volumes for 2011 and the effect of higher input costs are expected to result in an increase in PT Freeport Indonesia’s unit net cash costs. Assuming achievement of current sales volume and cost estimates, and an average gold price of $1,350 per ounce in 2011, we estimate that average unit net cash costs for PT Freeport Indonesia (net of gold and silver credits) would approximate $0.60 per pound of copper in 2011. Each $50 per ounce change in average gold prices during the year would have an approximate $0.065 per pound impact on PT Freeport Indonesia’s 2011 unit net cash costs. Quarterly unit net cash costs will vary significantly with variations in quarterly metal sales volumes, and unit net cash costs are expected to be higher in the first half of 2011 compared with the second half.

	2009			2008
	By-	Co-Product Method		By-	Co-Product Method
	Product			Product
	Method	Copper	Gold	Method	Copper	Gold
Revenues, after adjustments	$2.65	$2.65	$994	$2.36	$2.36	$861

Site production and delivery, before net noncash
and other costs shown below	1.05	0.62	232	1.59	1.13	413
Gold and silver credits	(1.86)	–	–	(0.97)	–	–
Treatment charges	0.22	0.13	49	0.24	0.17	63
Royalty on metals	0.10	0.06	23	0.10	0.07	26
Unit net cash (credits) costs	(0.49)	0.81	304	0.96	1.37	502
Depreciation and amortization	0.20	0.11	43	0.20	0.14	52
Noncash and other costs, net	0.03	0.02	6	0.03	0.02	7
Total unit (credits) costs	(0.26)	0.94	353	1.19	1.53	561
Revenue adjustments, primarily for pricing on
prior year open sales	0.04	0.04	2	0.09	0.09	6
PT Smelting intercompany profit	(0.04)	(0.02)	(9)	0.01	0.01	4
Gross profit per pound/ounce	$2.91	$1.73	$634	$1.27	$0.93	$310

Copper sales (millions of recoverable pounds)	1,400	1,400		1,111	1,111
Gold sales (thousands of recoverable ounces)			2,543			1,182

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

Africa Mining
Africa mining, which is consolidated in our financial statements, includes the Tenke copper and cobalt mining concessions in the Katanga province of the DRC. The Tenke mine includes open-pit mining, leaching and SX/EW operations. Copper production from the Tenke mine is sold as copper cathode. In addition to copper, the Tenke mine produces cobalt hydroxide.

In October 2010, the government of the DRC announced the conclusion of the review of TFM’s contracts, and confirmed that TFM’s existing mining contracts are in good standing and acknowledged the rights and benefits granted under those contracts. In connection with the review, TFM made several commitments that have been reflected in amendments to its mining contracts. In December 2010, the addenda to TFM’s Amended and Restated Mining Convention and Amended and Restated Shareholders’ Agreement were signed by the parties and are pending a Presidential Decree. TFM’s existing mining contracts will be in effect until the Presidential Decree is obtained. After giving effect to the amendments and obtaining approval of the modification to TFM’s bylaws, our effective ownership interest in the project will be 56.0 percent, compared to our previous ownership interest of 57.75 percent (refer to Note 14 for further discussion).

Operating and Development Activities. Construction activities for the initial development project are complete, and copper production commenced in late March 2009, with targeted copper production rates achieved in September 2009. The cobalt and sulphuric acid plants were commissioned in third-quarter 2009.

We continue to engage in drilling activities, exploration analyses and metallurgical testing to evaluate the potential of the highly prospective minerals district at Tenke. These analyses are being incorporated in future plans to evaluate opportunities for expansion. We are planning a second phase of the project, which would include optimizing the current plant and increasing capacity. As part of the second phase, a range of near-term expansion options are being considered, which have the potential of adding 100 million to 200 million pounds of copper per year over the next two to three years. We expect production volumes from the project to expand significantly over time. Future expansions are subject to a number of factors, including economic and market conditions and the business and investment climate in the DRC.

Operating Data. Following is summary operating data for our Africa mining operations for the years ended December 31.

	2010	2009a
Copper (millions of recoverable pounds)
Production	265	154
Sales	262	130
Average realized price per poundb	$3.45	$2.85

Cobalt (millions of recoverable pounds)
Production	20	N/A	c
Sales	20	N/A	c
Average realized price per pound	$10.95	N/A	c

Ore milled (metric tons per day)	10,300	7,300
Average ore grade (percent):
Copper	3.51	3.69
Cobalt	0.40	N/A	c
Copper recovery rate (percent)	91.4	92.1

a.	Results for 2009 represent mining operations that began production in March 2009.

b.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

c.	Comparative results for the 2009 periods have not been included as start-up activities were still under way.

Copper sales volumes from the Tenke mine increased to 262 million pounds of copper in 2010, compared with 130 million pounds of copper in 2009, reflecting higher operating rates and a full year of production in 2010. Consolidated sales volumes from Tenke are expected to approximate 285 million pounds of copper and over 20 million pounds of cobalt in 2011.

The milling facilities at Tenke, which were designed to produce at a capacity rate of 8,000 metric tons of ore per day, continue to perform above capacity, with 2010 mill throughput averaging 10,300 metric tons of ore per day. Additionally, Tenke has procured additional equipment, which is enabling additional high-grade material to be mined and processed in 2011. As a result of these enhancements to the mine plan and using an expected mill throughput rate of 10,000 metric tons of ore per day, we estimate the average annual copper production at Tenke will increase from the initial rate of 250 million pounds of copper per year to approximately 290 million pounds of copper.

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

Gross Profit per Pound of Copper/per Pound of Cobalt

The following table summarizes the unit net cash costs and gross profit per pound of copper and cobalt at our Africa mining operations for the year ended December 31. Comparative information for the 2009 and 2008 periods have not been included as start-up activities were still under way. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2010
	By-Product		Co-Product Method
	Method		Copper	Cobalt
Revenues, excluding adjustmentsa	$3.45		$3.45	$10.95

Site production and delivery, before net noncash
and other costs shown below	1.40		1.23	5.78
Cobalt credits	(0.58	)b	–	–
Royalty on metals	0.08		0.06	0.19
Unit net cash costs	0.90		1.29	5.97
Depreciation, depletion and amortization	0.49		0.41	1.03
Noncash and other costs, net	0.11		0.10	0.23
Total unit costs	1.50		1.80	7.23
Revenue adjustments, primarily for pricing on
prior period open sales	–		–	0.18
Other non-inventoriable costs	(0.08)		(0.07)	(0.16)
Gross profit per pound	$1.87		$1.58	$3.74

Copper sales (millions of recoverable pounds)	262		262
Cobalt sales (millions of recoverable pounds)				20

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Unit net cash costs (net of cobalt credits) for Tenke averaged $0.90 per pound of copper in 2010. Assuming achievement of current sales volumes, our revised cost estimates and an average cobalt price of $14 per pound for 2011, we estimate that average unit net cash costs for Tenke (net of cobalt credits) would approximate $0.85 per pound of copper in 2011. Each $2 per pound change in the average price of cobalt would have an approximate $0.09 per pound impact on Tenke’s unit net cash costs.

Molybdenum
Our Molybdenum operations are an integrated producer of molybdenum, with mining, sulfide ore concentrating, roasting and processing facilities that produce high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products, which are sold to customers around the world, and includes the wholly owned Henderson molybdenum mine in Colorado and related conversion facilities. The Henderson underground mine produces high-purity, chemical-grade molybdenum concentrates, which are typically further processed into value-added molybdenum chemical products. The Molybdenum operations also include the wholly owned Climax molybdenum mine in Colorado, for which construction activities in preparation to restart mining activities are ongoing; a sales company that purchases and sells molybdenum from our Henderson mine and from certain of our North and South America mines that produce molybdenum; and related conversion facilities that, at times, roast and/or process material on a toll basis for third parties. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities for processing into a product that is returned to the customer, who pays us for processing their material into the specified products.

Development Activities. Construction activities at the Climax molybdenum mine are continuing, and recent activities include completion of concrete foundations for various equipment installations and commencement of the ball mill shell assembly. We plan to advance construction and conduct mine preparation activities during 2011. The timing for start up of mining and milling activities is dependent on market conditions. We believe that this project is one of the most attractive primary molybdenum development projects in the world, with large-scale production capacity, attractive cash costs and future growth options. The Climax molybdenum mine would have an initial annual design capacity of 30 million pounds with significant expansion options. Total estimated costs for the project approximate $700 million, of which approximately $254 million has been incurred ($54 million in 2010).

Operating Data. Following is summary operating data for the Molybdenum operations for the years ended December 31.

	2010	2009	2008
Molybdenum (millions of recoverable pounds)
Productiona	40	27	40
Sales, excluding purchasesb	67	58	71
Average realized price per pound	$16.47	$12.36	$30.55

Henderson molybdenum mine
Ore milled (metric tons per day)	22,900	14,900	24,100
Average molybdenum ore grade (percent)	0.25	0.25	0.23
Molybdenum production (millions of recoverable pounds)	40	27	40

a.	Reflects production at the Henderson molybdenum mine.

b.	Includes sales of molybdenum produced at certain of our North and South America mines.

As a result of improved market conditions, Henderson operated at approximately 90 percent capacity during 2010, compared with 60 percent capacity during most of 2009. Molybdenum sales volumes increased to 67 million pounds in 2010, compared with 58 million pounds in 2009, reflecting improved demand in the chemicals sector.

Molybdenum sales volumes are expected to approximate 70 million pounds for the year 2011, of which approximately 45 million pounds represents production from our North and South America mines.

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

Gross Profit per Pound of Molybdenum

The following table summarizes the unit net cash costs and gross profit per pound of molybdenum at our Henderson molybdenum mine for the years ended December 31. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2010	2009	2008
Revenues	$15.89	$12.78	$29.94

Site production and delivery, before net noncash
and other costs shown below	4.82	5.43	5.35
Treatment charges and other	1.08	1.09	0.67
Unit net cash costs	5.90	6.52	6.02
Depreciation, depletion and amortization	0.83	0.98	4.25
Noncash and other costs, net	0.03	0.04	0.19	a
Total unit costs	6.76	7.54	10.46
Gross profit per poundb	$9.13	$5.24	$19.48

Molybdenum sales (millions of recoverable pounds)c	40	27	40

a.	Includes charges of $0.03 per pound in 2008 associated with LCM inventory adjustments.

b.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum division includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

c.	Reflects molybdenum produced by the Henderson molybdenum mine.

Henderson’s unit net cash costs were $5.90 per pound of molybdenum in 2010, $6.52 per pound in 2009 and $6.02 per pound in 2008. Henderson’s unit net cash costs benefited in 2010 from higher production volumes, partly offset by higher mining costs. Higher unit net cash costs in 2009, compared with 2008, primarily reflected lower production volumes, partly offset by the impact of cost reduction efforts. Assuming achievement of current sales volume and cost estimates, we estimate that the 2011 average unit net cash costs for Henderson would approximate $7.20 per pound of molybdenum, which are higher than 2010 primarily because of anticipated lower volumes from Henderson.

The decrease in Henderson’s depreciation, depletion and amortization in 2009, compared with 2008, reflects the impact of long-lived asset impairment charges recognized in fourth-quarter 2008 (refer to Note 17 for further discussion).

Atlantic Copper Smelting & Refining
Atlantic Copper, our wholly owned subsidiary located in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. Our Indonesia mining operation sells copper concentrate and our South America mining operations sell copper concentrate and copper cathode to Atlantic Copper. Through downstream integration, we are assured placement of a significant portion of our concentrate production. During 2010, Atlantic Copper purchased approximately 28 percent of its concentrate requirements from our Indonesia mining operation and approximately 25 percent from our South America mining operations.

Smelting and refining charges consist of a base rate and, in certain contracts, price participation based on copper prices. Treatment charges for smelting and refining copper concentrates represent a cost to our Indonesia and our South America mining operations, and income to Atlantic Copper and PT Smelting, our 25 percent owned smelter and refinery in Gresik, Indonesia. Thus, higher treatment and refining charges benefit our smelter operations at Atlantic Copper and adversely affect our mining operations in Indonesia and South America. Our North America copper mines are not significantly affected by changes in treatment and refining charges because these operations are fully integrated with our Miami smelter located in Arizona.

Atlantic Copper had operating losses of $37 million in 2010 and $56 million in 2009, compared with operating income of $10 million in 2008. The improvement in Atlantic Copper’s operating results in 2010, compared with 2009, primarily reflected higher sulphuric acid and gold revenues associated with higher prices. Atlantic Copper’s operating results in 2009, compared with 2008, primarily reflect lower sulphuric acid revenues resulting from lower prices.

We defer recognizing profits on sales from our Indonesia and our South America mining operations to Atlantic Copper and on 25 percent of our Indonesia mining sales to PT Smelting until final sales to third parties occur. Our net deferred profits on our Indonesia and South America mining operations’ inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and noncontrolling interests totaled $271 million at December 31, 2010. Changes in these net deferrals attributable to variability in intercompany volumes resulted in net reductions to net income attributable to FCX common stockholders totaling $67 million ($0.07 per share) in 2010, compared with net additions of $21 million ($0.02 per share) in 2009 and $12 million ($0.02 per share) in 2008. Quarterly variations in ore grades, the timing of intercompany shipments and changes in prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes and other working capital changes and other factors. As a result of weak economic conditions, we revised our operating plans at the end of 2008 and in early 2009 to protect liquidity while preserving our large mineral resources and growth options for the longer term (refer to Note 17 for further discussion). However, strong operating performance and improved copper prices since the end of 2008 have enabled us to enhance our financial and liquidity position, reduce debt and reinstate cash dividends to shareholders, while maintaining our future growth opportunities. In addition, we resumed certain project development activities at our mining operations (refer to “Operations” for further discussion). We view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy, and will continue to adjust our operating strategy as market conditions change.

Based on current mine plans and subject to future copper, gold and molybdenum prices, we expect estimated  operating cash flows for the year 2011 to be greater than our budgeted capital expenditures, expected debt payments, dividends, noncontrolling interest distributions and other cash requirements.

Cash and Cash Equivalents
At December 31, 2010, we had consolidated cash and cash equivalents of $3.7 billion. The following table reflects the U.S. and international components of consolidated cash and cash equivalents at December 31, 2010 and 2009 (in billions):

	2010	2009
Cash at domestic companiesa	$1.9	$1.5
Cash at international operations	1.8	1.2
Total consolidated cash and cash equivalents	3.7	2.7
Less: Noncontrolling interests’ share	(0.4)	(0.3)
Cash, net of noncontrolling interests’ share	3.3	2.4
Less: Withholding taxes and other	(0.2)	(0.2)
Net cash available to FCX	$3.1	$2.2

a.	Includes cash at our parent company and North America operations.

Operating Activities
During 2010, we generated operating cash flows totaling $6.3 billion, net of $834 million for working capital uses. Operating cash flows in 2009 totaled $4.4 billion, net of $770 million for working capital uses, which included approximately $600 million related to settlement of final pricing with customers on 2008 provisionally priced copper sales. Operating cash flows in 2008 totaled $3.4 billion, net of $965 million for working capital uses, which included $598 million to settle the 2007 copper price protection program contract.

Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes and other working capital changes and other factors. Higher operating cash flows for 2010, compared with 2009, primarily reflected higher copper and gold price realizations. Higher operating cash flows for 2009, compared with 2008, primarily reflected lower operating costs and higher gold sales volumes and price realizations.

Refer to “Outlook” for further discussion of projected 2011 operating cash flows.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $1.4 billion in 2010 (including $0.7 billion for major projects), $1.6 billion in 2009 (including $1.0 billion for major projects and the Twin Buttes property acquisition) and $2.7 billion in 2008 (including $1.6 billion for major projects). The decrease in capital expenditures in 2010, compared with 2009, primarily reflected lower capital spending for the initial Tenke development project for which construction activities were substantially complete by mid-2009, partly offset by higher spending associated with underground development projects at Grasberg and the sulfide ore project at El Abra. The decrease in capital expenditures in 2009, compared with 2008, primarily reflected the effects of the decision to defer capital spending for several projects, lower capital spending for the initial Tenke development project and reduced spending for sustaining capital.

Capital expenditures for the year 2011 are expected to approximate $2.5 billion (including $1.3 billion for major projects), primarily associated with underground development activities at Grasberg, construction activities at the Climax molybdenum mine and completion of the initial phase of the sulfide ore project at El Abra. In addition, we are considering additional investments at several of our sites. Capital spending plans will continue to be reviewed and adjusted in response to changes in market conditions and other factors. Refer to “Operations” for further discussion.

Investment in McMoRan Exploration Co. (MMR). In December 2010, we completed the purchase of 500,000 shares of MMR’s 5¾% Convertible Perpetual Preferred Stock (the Preferred Stock) for an aggregate purchase price of $500 million. The Preferred Stock is initially convertible into 62.5 shares of MMR common stock per share of Preferred Stock (an aggregate of 31.25 million shares or approximately 14 percent of MMR’s common stock on a fully converted basis at December 31, 2010), or an initial conversion price of $16 per share of MMR common stock.

Other Investing Activities. During 2008, our global reclamation and remediation trusts decreased by $430 million resulting primarily from reimbursement of previously incurred costs for reclamation and environmental activities.

Financing Activities
Debt and Equity Transactions. Total debt approximated $4.8 billion at December 31, 2010, $6.3 billion at December 31, 2009, and $7.4 billion at December 31, 2008. Since January 1, 2009, we have repaid approximately $2.6 billion in debt, resulting in estimated annual interest savings of $167 million based on current interest rates.

During 2010, we redeemed all of our $1 billion Senior Floating Rate Notes due 2015 for which holders received 101 percent of the principal amount together with accrued and unpaid interest. In addition, we made open-market purchases of $565 million of our senior notes at a cost of $621 million.

During 2009, we redeemed $340 million of our 6⅞% Senior Notes for $352 million (plus accrued and unpaid interest), and also made open-market purchases of $387 million of our senior notes for $416 million.

In February 2008, we made open-market purchases of $33 million of our 9½% Senior Notes for $46 million.

Refer to Note 9 for further discussion of these debt repayment transactions.

We have no significant debt maturities in the near term; however, we may consider opportunities to prepay debt in advance of scheduled maturities. Our 8.375% Senior Notes are redeemable in whole or in part, at our option, at make-whole redemption prices prior to April 1, 2012, and afterwards at stated redemption prices. Refer to Note 9 for further discussion of these notes.

We have revolving credit facilities available until March 19, 2012, which are composed of (i) a $1.0 billion revolving credit facility available to FCX and (ii) a $0.5 billion revolving credit facility available to both FCX and PT Freeport Indonesia. Interest on the revolving credit facilities accrues at the London Interbank Offered Rate (LIBOR) plus 1.00 percent, subject to an increase or decrease in the interest rate margin based on the credit ratings assigned by Standard & Poor’s Rating Services and Moody’s Investors Service. At December 31, 2010, we had no borrowings and $43 million of letters of credit issued under the facilities, resulting in availability of approximately $1.5 billion ($957 million of which could be used for additional letters of credit). The revolving credit facilities contain restrictions on the amount available for dividend payments, purchases of our common stock and certain debt prepayments. However, these restrictions do not apply as long as availability under the revolvers plus domestic cash exceeds $750 million. At December 31, 2010, we had availability under the revolvers plus available domestic cash (as defined by the revolving credit facility) of approximately $4.1 billion.

In addition, the indenture governing certain of our senior notes contains restrictions on incurring debt, making restricted payments and selling assets. As a result of the investment grade ratings on these notes, these covenants are currently suspended. However, to the extent the rating is downgraded below investment grade by both Standard & Poor’s Rating Services and Moody’s Investors Service, the covenants would again become effective.

In February 2009, we completed a public offering of 53.6 million shares of our common stock at an average price of $14.00 per share, which generated gross proceeds of $750 million (net proceeds of approximately $740 million after fees and expenses), which were used for general corporate purposes.

We have an open-market share purchase program for up to 30 million shares. During 2008, on a pre-split basis, we purchased 6.3 million shares of our common stock for $500 million ($79.15 per share average) under our open-market share purchase program; however, because of financial market turmoil and the declines in copper and molybdenum prices, in September 2008, we suspended purchases of our common stock under the program. We made no purchases under this program during 2009 or 2010. There are 23.7 million shares remaining under this program, and the timing of future purchases of our common stock is dependent on many factors, including our operating results; cash flows and financial position; copper, gold and molybdenum prices; the price of our common shares; and general economic and market conditions.

Dividends. The declaration of dividends is at the discretion of our Board of Directors (the Board). The amount of cash dividends on our common stock is dependent upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. Because of the deterioration in copper and molybdenum prices and in general economic conditions, in December 2008, the Board suspended the cash dividend on our common stock; accordingly, there were no common stock dividends paid in 2009, compared with $693 million ($0.90625 per share) in 2008. In October 2009, the Board reinstated a cash dividend on our common stock at an annual rate of $0.30 per share ($0.075 per share quarterly). In April 2010, the Board authorized an increase in the cash dividend to an annual rate of $0.60 per share ($0.15 per share quarterly) and in October 2010, the Board authorized another increase in the cash dividend to an annual rate of $1.00 per share ($0.25 per share quarterly).

In December 2010, the Board also declared a supplemental common stock dividend of $0.50 per share, which was paid on December 30, 2010. For 2010, common stock dividends paid totaled $885 million, which included $472 million for the supplemental dividend paid on December 30, 2010. On December 29, 2010, the Board declared a regular quarterly dividend of $0.25 per share, which was paid on February 1, 2011, to common shareholders of record at the close of business on January 15, 2011. Based on outstanding common shares of 945 million at December 31, 2010, at current levels our estimated common stock dividend for 2011 approximates $945 million.

In December 2010, the Board declared a two-for-one split of our common stock, which was effected on February 1, 2011. On February 2, 2011, our common stock began trading on the New York Stock Exchange on a split adjusted basis. As discussed previously, all common share and per share amounts have been adjusted to reflect the two-for-one stock split, unless otherwise noted. Refer to Note 11 for further discussion.

Preferred stock dividends paid totaled $95 million in 2010 representing dividends on our 6¾% Mandatory Convertible Preferred Stock. Preferred stock dividends totaled $229 million in 2009 and $255 million in 2008 representing dividends on our 5½% Convertible Perpetual Preferred Stock and 6¾% Mandatory Convertible Preferred Stock. During 2010, our 6¾% Mandatory Convertible Preferred Stock converted into 78.9 million shares of our common stock, and in 2009, we redeemed our 5½% Convertible Perpetual Preferred Stock in exchange for 35.8 million shares of our common stock (refer to Note 11 for further discussion). As a result of these transactions, we no longer have requirements to pay preferred stock dividends.

Cash dividends and distributions paid to noncontrolling interests totaled $816 million in 2010, $535 million in 2009 and $730 million in 2008, reflecting dividends and distributions paid to the noncontrolling interest owners of PT Freeport Indonesia and our South America mines.

CONTRACTUAL OBLIGATIONS

We have contractual and other long-term obligations, including debt maturities, which we expect to fund with projected operating cash flows, availability under our revolving credit facilities or future financing transactions, if necessary. A summary of these various obligations at December 31, 2010, follows (in millions):

			2012 to	2014 to
	Total	2011	2013	2015	Thereafter
Debt maturities	$4,755	$95	$2	$1,081	$3,577
Scheduled interest payment obligationsa	2,728	381	755	711	881
Reclamation and environmental obligationsb	4,881	207	287	211	4,176
Take-or-pay contractsc	2,831	2,026	650	37	118
Operating lease obligations	183	33	39	27	84
Atlantic Copper obligation to insurance companyd	58	10	19	19	10
PT Freeport Indonesia mine closure and reclamation funde	19	2	1	1	15
Totalf	$15,455	$2,754	$1,753	$2,087	$8,861

a.	Scheduled interest payment obligations were calculated using stated coupon rates for fixed-rate debt and interest rates applicable at December 31, 2010, for variable-rate debt.

b.
Represents estimated cash payments, on an undiscounted and unescalated basis, associated with reclamation and environmental activities. The timing and the amount of these payments could change as a result of changes in regulatory requirements, changes in scope and costs of reclamation activities and as actual spending occurs. Refer to Note 13 for additional discussion of environmental and reclamation matters.

c.
Represents contractual obligations for purchases of goods or services that are defined by us as agreements that are enforceable and legally binding and that specify all significant terms. Take-or-pay contracts primarily comprise the procurement of copper concentrates and cathodes ($2.1 billion), transportation ($201 million), electricity ($144 million) and oxygen ($143 million). Some of our take-or-pay contracts are settled based on the prevailing market rate for the service or commodity purchased, and in some cases, the amount of the actual obligation may change over time because of market conditions. Obligations for copper concentrates and cathodes provide for deliveries of specified volumes, at market-based prices, primarily to Atlantic Copper and the North America copper mines. Transportation obligations are primarily for South America contracted ocean freight rates and for North America natural gas transportation. Electricity obligations are primarily for contractual minimum demand at the South America and Tenke mines. Oxygen obligations provide for deliveries of specified volumes, at fixed prices, primarily to Atlantic Copper.

d.
In August 2002, Atlantic Copper complied with Spanish legislation by agreeing to fund 7.2 million euros annually for 15 years to an approved insurance company for an estimated 72 million euro contractual obligation to supplement amounts paid to certain retired employees. Atlantic Copper had $48 million recorded for this obligation at December 31, 2010.

e.
Represents PT Freeport Indonesia’s commitments to contribute amounts to a cash fund designed to accumulate at least $100 million, including interest, by the end of our Indonesia mining activities to pay for mine closure and reclamation.

f.
This table excludes certain other obligations in our consolidated balance sheets, including estimated funding for pension obligations as the funding may vary from year-to-year based on changes in the fair value of plan assets and actuarial assumptions, and accrued liabilities totaling $133 million that relate to unrecognized tax benefits where the timing of settlement is not determinable. This table also excludes purchase orders for the purchase of inventory and other goods and services, as purchase orders typically represent authorizations to purchase rather than binding agreements.

In addition to our debt maturities and other contractual obligations, we have other commitments, which we expect to fund with projected operating cash flows, available credit facilities or future financing transactions, if necessary. These include (i) PT Freeport Indonesia’s commitment to provide one percent of its annual revenue for the development of the local people in its area of operations through the Freeport Partnership Fund for Community Development, (ii) Cerro Verde’s local mining fund contributions equal to 3.75 percent of after-tax profits (refer to Note 14), (iii) Tenke’s  commitment to provide 0.3 percent of its annual revenue for the development of the local people in its area of operations and (iv) other commercial commitments, including standby letters of credit, surety bonds and guarantees (refer to Notes 13 and 14 for further discussion).

ENVIRONMENTAL AND RECLAMATION MATTERS

Environmental
The cost of complying with environmental laws is a fundamental and substantial cost of our business. We had $1.4 billion at December 31, 2010, and $1.5 billion at December 31, 2009, recorded in our consolidated balance sheets for environmental obligations attributed to CERCLA or analogous state programs and for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facilities. Refer to Note 13 for further information about environmental regulation, including significant environmental matters.

During 2010, we incurred environmental capital expenditures and other environmental costs (including our joint venture partners’ shares) of $372 million for programs to comply with applicable environmental laws and regulations that affect our operations, compared to $289 million in 2009 and $377 million in 2008. The increase in environmental costs for 2010, compared with 2009, primarily related to settlement of legal proceedings (see Note 13 for further discussion). The decrease in environmental capital spending for 2009, compared with 2008, primarily related to completion of large projects in 2008, combined with reduced discretionary spending and extended project timelines. For 2011, we expect to incur approximately $460 million of aggregate environmental capital expenditures and other environmental costs, which are part of our overall 2011 operating budget and primarily relates to ongoing environmental compliance.

Asset Retirement Obligations
We recognize AROs as liabilities when incurred, with the initial measurement at fair value. These liabilities, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to income. Reclamation costs for future disturbances are recorded as an ARO in the period of disturbance. Our cost estimates are reflected on a third-party cost basis and comply with our legal obligation to retire tangible, long-lived assets. We had recorded AROs totaling $856 million at December 31, 2010, and $731 million at December 31, 2009, in current and long-term liabilities on the consolidated balance sheets. Spending on AROs totaled $38 million in 2010, $28 million in 2009 and $91 million in 2008. The decrease in ARO spending for 2009, compared with 2008, primarily related to extended project timelines that resulted in reduced required expenditures for 2009. For 2011, we expect to incur approximately $51 million for aggregate ARO payments. Refer to Note 13 for further discussion of reclamation and closure costs.

DISCLOSURES ABOUT MARKET RISKS

Commodity Price Risk
Our consolidated revenues include the sale of copper concentrates, copper cathodes, copper rod, molybdenum, gold and other metals by our North and South America mines, the sale of copper concentrates (which also contain significant quantities of gold and silver) by our Indonesia mining operations, the sale of copper cathodes and cobalt hydroxide by our Africa mining operations, the sale of molybdenum in various forms by our Molybdenum operations, and the sale of copper cathodes, copper anodes and gold in anodes and slimes by Atlantic Copper. Our financial results can vary significantly as a result of fluctuations in the market prices of copper and, to a lesser extent, gold and molybdenum. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Because we cannot control the price of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs and operating cash flow. Refer to “Outlook” for further discussion of projected sales volumes, unit net cash costs and operating cash flows for 2011.

For 2010, 52 percent of our mined copper was sold in concentrate, 26 percent as cathodes and 22 percent as rod (principally from our North America copper mines). Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future period (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisional priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until the date of final pricing. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior years; in times of falling copper prices, the opposite occurs.

At December 31, 2009, we had provisionally priced copper sales totaling 378 million pounds at our copper mining operations (net of intercompany sales and noncontrolling interests) recorded at an average of $3.34 per pound. Consolidated revenues for 2010 include net reductions for adjustments related to these prior year copper sales totaling $24 million ($10 million to net income attributable to FCX common stockholders or $0.01 per share), compared with net additions of $132 million ($61 million to net loss attributable to FCX common stockholders or $0.07 per share) in 2009 and $268 million ($114 million to net income attributable to FCX common stockholders or $0.15 per share) in 2008.

At December 31, 2010, we had provisionally priced copper sales totaling 417 million pounds of copper at our copper mining operations (net of intercompany sales and noncontrolling interests) recorded at an average price of $4.36 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the December 31, 2010, provisional price recorded would have a net impact on our 2011 consolidated revenues of approximately $27 million ($13 million to net income attributable to FCX common stockholders). The LME spot copper price closed at $4.50 per pound on February 11, 2011.

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

						10% Change in
	Exchange Rate per $1					Exchange Rate
	at December 31,			Estimated Annual Payments		(in millions)b
	2010	2009	2008	(in local currency)	(in millions)a	Increase	Decrease
Indonesia
Rupiah	8,990	9,420	10,850	2.8 trillion	$311	$(28)	$35
Australian dollar	0.98	1.12	1.43	250 million	$255	$(23)	$28

South America
Chilean peso	468	506	648	240 billion	$512	$(47)	$57
Peruvian nuevo sol	2.81	2.89	3.17	280 million	$100	$(9)	$11

Atlantic Copper
Euro	0.75	0.69	0.72	100 million	$134	$(12)	$15

a.	Based on December 31, 2010, exchange rates.

b.	Reflects the estimated impact on annual operating costs assuming a 10 percent increase or decrease in the exchange rate reported at December 31, 2010.

Interest Rate Risk
At December 31, 2010, we had total debt of $4.8 billion, of which approximately 4 percent was variable-rate debt with interest rates based on LIBOR or the Euro Interbank Offered Rate (EURIBOR). The table below presents average interest rates for our scheduled maturities of principal for our outstanding debt and the related fair values at December 31, 2010 (in millions, except percentages):

	2011	2012	2013	2014	2015	Thereafter	Fair Value
Fixed-rate debt	$85	$1	$1	$1	$1,080	$3,415	$4,974
Average interest rate	8.7%	5.8%	5.7%	5.7%	8.2%	8.3%	8.3%

Variable-rate debt	$10	$–	$–	$–	$–	$162	$172
Average interest rate	0.8%					4.0%	3.8%

  NEW ACCOUNTING STANDARDS

We do not expect the impact of recently issued accounting standards to have a significant impact on our future financial statements and disclosures.

  OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 14 for discussion of off-balance sheet arrangements.

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

We present gross profit per pound of copper in the following tables using both a “by-product” method and a “co-product” method. We use the by-product method in our presentation of gross profit per pound of copper because (i) the majority of our revenues are copper revenues, (ii) we mine ore, which contains copper, gold, molybdenum and other metals, (iii) it is not possible to specifically assign all of our costs to revenues from the copper, gold, molybdenum and other metals we produce, (iv) it is the method used to compare mining operations in certain industry publications and (v) it is the method used by our management and the Board to monitor operations. In the co-product method presentation below, shared costs are allocated to the different products based on their relative revenue values, which will vary to the extent our metals sales volumes and realized prices change.

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

North America Copper Mines Product Revenues and Production Costs

Year Ended December 31, 2010
	By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenuma	Otherb	Total
Revenues, excluding adjustments	$3,702	$3,702	$383	$58	$4,143

Site production and delivery, before net noncash
and other costs shown below	1,621	1,456	195	29	1,680
By-product creditsa	(382)	–	–	–	–
Treatment charges	105	102	–	3	105
Net cash costs	1,344	1,558	195	32	1,785
Depreciation, depletion and amortization	256	241	13	2	256
Noncash and other costs, net	131	131	–	–	131
Total costs	1,731	1,930	208	34	2,172
Revenue adjustments, primarily for hedging	(2)	(2)	–	–	(2)
Idle facility and other non-inventoriable costs	(87)	(86)	(1)	–	(87)
Gross profit	$1,882	$1,684	$174	$24	$1,882

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$4,143	$1,680	$256
Treatment charges per above	N/A	105	N/A
Net noncash and other costs per above	N/A	131	N/A
Revenue adjustments, primarily for hedging per above	(2)	N/A	N/A
Idle facility and other non-inventoriable costs per above	N/A	87	N/A
Eliminations and other	(5)	12	17
North America copper mines	4,136	2,015	273
South America mining	4,991	1,678	250
Indonesia mining	6,377	1,904	257
Africa mining	1,106	488	128
Molybdenum	1,205	784	51
Rod & Refining	4,470	4,443	8
Atlantic Copper Smelting & Refining	2,491	2,470	38
Corporate, other & eliminations	(5,794)	(5,428)	31
As reported in FCX’s consolidated financial statements	$18,982	$8,354	$1,036

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Year Ended December 31, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper		Molybdenuma	Otherb	Total
Revenues, excluding adjustments	$2,823	$2,823		$274	$45	$3,142

Site production and delivery, before net noncash
and other costs shown below	1,483	1,364		142	22	1,528
By-product creditsa	(274)	–		–	–	–
Treatment charges	102	100		–	2	102
Net cash costs	1,311	1,464		142	24	1,630
Depreciation, depletion and amortization	264	251		10	3	264
Noncash and other costs, net	129	127		2	–	129
Total costs	1,704	1,842		154	27	2,023
Revenue adjustments, primarily for hedging	92	92		–	–	92
Idle facility and other non-inventoriable costs	(100)	(100)		–	–	(100)
Gross profit	$1,111	$973		$120	$18	$1,111

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$3,142	$1,528		$264
Treatment charges per above	N/A	102		N/A
Net noncash and other costs per above	N/A	129		N/A
Revenue adjustments, primarily for hedging per above	92	N/A		N/A
Idle facility and other non-inventoriable costs per above	N/A	100		N/A
Eliminations and other	1	52		16
North America copper mines	3,235	1,911		280
South America mining	3,839	1,563		275
Indonesia mining	5,908	1,505		275
Africa mining	389	315		66
Molybdenum	847	660	c	49
Rod & Refining	3,356	3,336		8
Atlantic Copper Smelting & Refining	1,892	1,895		36
Corporate, other & eliminations	(4,426)	(4,150)		25
As reported in FCX’s consolidated financial statements	$15,040	$7,035	c	$1,014

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

c.	Includes LCM molybdenum inventory adjustments of $19 million.

North America Copper Mines Product Revenues and Production Costs (continued)

Year Ended December 31, 2008
By-Product	Co-Product Method
(In millions)	Method	Copper	Molybdenuma	Otherb	Total
Revenues, excluding adjustments	$4,382	$4,382	$892	$72	$5,346

Site production and delivery, before net noncash
and other costs shown below	2,681	2,326	374	35	2,735
By-product creditsa	(910)	–	–	–	–
Treatment charges	134	130	–	4	134
Net cash costs	1,905	2,456	374	39	2,869
Depreciation, depletion and amortization	753	664	83	6	753
Noncash and other costs, net	743	c	701	39	3	743
Total costs	3,401	3,821	496	48	4,365
Revenue adjustments, primarily for hedging	(71)	(71)	–	–	(71)
Idle facility and other non-inventoriable costs	(85)	(83)	(2)	–	(85)
Gross profit	$825	$407	$394	$24	$825

Reconciliation to Amounts Reported
(In millions)	Depreciation,
Production	Depletion and
Revenues	and Delivery	Amortization
Totals presented above	$5,346	$2,735	$753
Treatment charges per above	N/A	134	N/A
Net noncash and other costs per above	N/A	743	c	N/A
Revenue adjustments, primarily for hedging per above	(71)	N/A	N/A
Idle facility and other non-inventoriable costs per above	N/A	85	N/A
Eliminations and other	(10)	11	17
North America copper mines	5,265	3,708	770
South America mining	4,166	1,854	511
Indonesia mining	3,412	1,792	222
Africa mining	–	16	6
Molybdenum	2,488	1,629	192
Rod & Refining	5,557	5,527	8
Atlantic Copper Smelting & Refining	2,341	2,276	35
Corporate, other & eliminations	(5,433)	(5,604)	38
As reported in FCX’s consolidated financial statements	$17,796	$11,198	d	$1,782

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

c.	Includes charges totaling $661 million for LCM inventory adjustments.

d.	Includes LCM inventory adjustments of $782 million.

South America Mining Product Revenues and Production Costs

Year Ended December 31, 2010
	By-Product	Co-Product Method
(In millions)	Method	Copper	Other a	Total
Revenues, excluding adjustments	$4,911	$4,911	$299	$5,210

Site production and delivery, before net noncash
and other costs shown below	1,613	1,521	110	1,631
By-product credits	(281)	–	–	–
Treatment charges	207	207	–	207
Net cash costs	1,539	1,728	110	1,838
Depreciation, depletion and amortization	249	237	12	249
Noncash and other costs, net	19	18	1	19
Total costs	1,807	1,983	123	2,106
Revenue adjustments, primarily for pricing on prior
year open sales	(14)	(14)	–	(14)
Other non-inventoriable costs	(44)	(40)	(4)	(44)
Gross profit	$3,046	$2,874	$172	$3,046

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$5,210	$1,631	$249
Treatment charges per above	(207)	N/A	N/A
Net noncash and other costs per above	N/A	19	N/A
Revenue adjustments, primarily for pricing on prior
year open sales per above	(14)	N/A	N/A
Other non-inventoriable costs per above	N/A	44	N/A
Eliminations and other	2	(16)	1
South America mining	4,991	1,678	250
North America copper mines	4,136	2,015	273
Indonesia mining	6,377	1,904	257
Africa mining	1,106	488	128
Molybdenum	1,205	784	51
Rod & Refining	4,470	4,443	8
Atlantic Copper Smelting & Refining	2,491	2,470	38
Corporate, other & eliminations	(5,794)	(5,428)	31
As reported in FCX’s consolidated financial statements	$18,982	$8,354	$1,036

a.	Includes gold, silver and molybdenum product revenues and production costs.

South America Mining Product Revenues and Production Costs (continued)

Year Ended December 31, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper		Other a	Total
Revenues, excluding adjustments	$3,768	$3,768		$167	$3,935

Site production and delivery, before net noncash
and other costs shown below	1,512	1,429		91	1,520
By-product credits	(159)	–		–	–
Treatment charges	206	206		–	206
Net cash costs	1,559	1,635		91	1,726
Depreciation, depletion and amortization	275	267		8	275
Noncash and other costs, net	28	28		–	28
Total costs	1,862	1,930		99	2,029
Revenue adjustments, primarily for pricing on prior
year open sales	109	109		–	109
Other non-inventoriable costs	(31)	(26)		(5)	(31)
Gross profit	$1,984	$1,921		$63	$1,984

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$3,935	$1,520		$275
Treatment charges per above	(206)	N/A		N/A
Net noncash and other costs per above	N/A	28		N/A
Revenue adjustments, primarily for pricing on prior
year open sales per above	109	N/A		N/A
Other non-inventoriable costs per above	N/A	31		N/A
Eliminations and other	1	(16)		–
South America mining	3,839	1,563		275
North America copper mines	3,235	1,911		280
Indonesia mining	5,908	1,505		275
Africa mining	389	315		66
Molybdenum	847	660	b	49
Rod & Refining	3,356	3,336		8
Atlantic Copper Smelting & Refining	1,892	1,895		36
Corporate, other & eliminations	(4,426)	(4,150)		25
As reported in FCX’s consolidated financial statements	$15,040	$7,035	b	$1,014

a.	Includes gold, silver and molybdenum product revenues and production costs.

b.	Includes LCM molybdenum inventory adjustments of $19 million.

South America Mining Product Revenues and Production Costs (continued)

Year Ended December 31, 2008
	By-Product		Co-Product Method
(In millions)	Method		Copper		Other a	Total
Revenues, excluding adjustments	$3,910		$3,910		$216	$4,126

Site production and delivery, before net noncash
and other costs shown below	1,711		1,631		102	1,733
By-product credits	(194)		–		–	–
Treatment charges	211		211		–	211
Net cash costs	1,728		1,842		102	1,944
Depreciation, depletion and amortization	508		483		25	508
Noncash and other costs, net	103	b	100		3	103
Total costs	2,339		2,425		130	2,555
Revenue adjustments, primarily for pricing on prior
year open sales	230		230		–	230
Other non-inventoriable costs	(37)		(34)		(3)	(37)
Gross profit	$1,764		$1,681		$83	$1,764

Reconciliation to Amounts Reported
(In millions)					Depreciation,
			Production		Depletion and
	Revenues		and Delivery		Amortization
Totals presented above	$4,126		$1,733		$508
Treatment charges per above	(211)		N/A		N/A
Net noncash and other costs per above	N/A		103	b	N/A
Revenue adjustments, primarily for pricing on prior
year open sales per above	230		N/A		N/A
Other non-inventoriable costs per above	N/A		37		N/A
Eliminations and other	21		(19)		3
South America mining	4,166		1,854		511
North America copper mines	5,265		3,708		770
Indonesia mining	3,412		1,792		222
Africa mining	–		16		6
Molybdenum	2,488		1,629		192
Rod & Refining	5,557		5,527		8
Atlantic Copper Smelting & Refining	2,341		2,276		35
Corporate, other & eliminations	(5,433)		(5,604)		38
As reported in FCX’s consolidated financial statements	$17,796		$11,198	c	$1,782

a.	Includes gold, silver and molybdenum product revenues and production costs.

b.	Includes charges totaling $10 million for LCM inventory adjustments.

c.	Includes LCM inventory adjustments of $782 million.

Indonesia Mining Product Revenues and Production Costs

Year Ended December 31, 2010
	By-Product	Co-Product Method
(In millions)	Method	Copper	Gold	Silver	Total
Revenues, excluding adjustments	$4,475	$4,475	$2,243	$90	$6,808

Site production and delivery, before net noncash
and other costs shown below	1,856	1,220	612	24	1,856
Gold and silver credits	(2,334)	–	–	–	–
Treatment charges	270	178	89	3	270
Royalty on metals	156	102	51	3	156
Net cash (credits) costs	(52)	1,500	752	30	2,282
Depreciation and amortization	257	169	85	3	257
Noncash and other costs, net	48	31	16	1	48
Total costs	253	1,700	853	34	2,587
Revenue adjustments, primarily for pricing on prior
year open sales	(6)	(6)	1	–	(5)
PT Smelting intercompany profit	(42)	(28)	(13)	(1)	(42)
Gross profit	$4,174	$2,741	$1,378	$55	$4,174

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$6,808	$1,856	$257
Treatment charges per above	(270)	N/A	N/A
Royalty on metals per above	(156)	N/A	N/A
Net noncash and other costs per above	N/A	48	N/A
Revenue adjustments, primarily for pricing on prior
year open sales per above	(5)	N/A	N/A
Indonesia mining	6,377	1,904	257
North America copper mines	4,136	2,015	273
South America mining	4,991	1,678	250
Africa mining	1,106	488	128
Molybdenum	1,205	784	51
Rod & Refining	4,470	4,443	8
Atlantic Copper Smelting & Refining	2,491	2,470	38
Corporate, other & eliminations	(5,794)	(5,428)	31
As reported in FCX’s consolidated financial statements	$18,982	$8,354	$1,036

Indonesia Mining Product Revenues and Production Costs (continued)

Year Ended December 31, 2009
	By-Product	Co-Product Method
(In millions)	Method	Copper		Gold	Silver	Total
Revenues, excluding adjustments	$3,708	$3,708		$2,527	$73	$6,308

Site production and delivery, before net noncash
and other costs shown below	1,468	862		589	17	1,468
Gold and silver credits	(2,606)	–		–	–	–
Treatment charges	312	183		125	4	312
Royalty on metals	147	86		59	2	147
Net cash (credits) costs	(679)	1,131		773	23	1,927
Depreciation and amortization	275	162		110	3	275
Noncash and other costs, net	37	22		15	–	37
Total (credits) costs	(367)	1,315		898	26	2,239
Revenue adjustments, primarily for pricing on prior
year open sales	53	53		5	1	59
PT Smelting intercompany profit	(54)	(32)		(21)	(1)	(54)
Gross profit	$4,074	$2,414		$1,613	$47	$4,074

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$6,308	$1,468		$275
Treatment charges per above	(312)	N/A		N/A
Royalty on metals per above	(147)	N/A		N/A
Net noncash and other costs per above	N/A	37		N/A
Revenue adjustments, primarily for pricing on prior
year open sales per above	59	N/A		N/A
Indonesia mining	5,908	1,505		275
North America copper mines	3,235	1,911		280
South America mining	3,839	1,563		275
Africa mining	389	315		66
Molybdenum	847	660	a	49
Rod & Refining	3,356	3,336		8
Atlantic Copper Smelting & Refining	1,892	1,895		36
Corporate, other & eliminations	(4,426)	(4,150)		25
As reported in FCX’s consolidated financial statements	$15,040	$7,035	a	$1,014

a.	Includes LCM molybdenum inventory adjustments of $19 million.

Indonesia Mining Product Revenues and Production Costs (continued)

Year Ended December 31, 2008
	By-Product	Co-Product Method
(In millions)	Method	Copper		Gold	Silver	Total
Revenues, excluding adjustments	$2,628	$2,628		$1,018	$49	$3,695

Site production and delivery, before net noncash
and other costs shown below	1,762	1,252		487	23	1,762
Gold and silver credits	(1,075)	–		–	–	–
Treatment charges	268	190		74	4	268
Royalty on metals	113	80		31	2	113
Net cash costs	1,068	1,522		592	29	2,143
Depreciation and amortization	222	158		61	3	222
Noncash and other costs, net	30	22		8	–	30
Total costs	1,320	1,702		661	32	2,395
Revenue adjustments, primarily for pricing on prior
year open sales	90	90		7	1	98
PT Smelting intercompany profit	17	12		5	–	17
Gross profit	$1,415	$1,028		$369	$18	$1,415

Reconciliation to Amounts Reported
(In millions)				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$3,695	$1,762		$222
Treatment charges per above	(268)	N/A		N/A
Royalty on metals per above	(113)	N/A		N/A
Net noncash and other costs per above	N/A	30		N/A
Revenue adjustments, primarily for pricing on prior
year open sales per above	98	N/A		N/A
Indonesia mining	3,412	1,792		222
North America copper mines	5,265	3,708		770
South America mining	4,166	1,854		511
Africa mining	–	16		6
Molybdenum	2,488	1,629		192
Rod & Refining	5,557	5,527		8
Atlantic Copper Smelting & Refining	2,341	2,276		35
Corporate, other & eliminations	(5,433)	(5,604)		38
As reported in FCX’s consolidated financial statements	$17,796	$11,198	a	$1,782

a.	Includes LCM inventory adjustments of $782 million.

Africa Mining Product Revenues and Production Costs

Year Ended December 31, 2010
	By-Product	Co-Product Method
(In millions)	Method	Copper	Cobalt	Total
Revenues, excluding adjustmentsa	$904	$904	$218	$1,122

Site production and delivery, before net noncash
and other costs shown below	366	323	115	438
Cobalt creditsb	(150)	–	–	–
Royalty on metals	20	16	4	20
Net cash costs	236	339	119	458
Depreciation, depletion and amortization	128	107	21	128
Noncash and other costs, net	30	26	4	30
Total costs	394	472	144	616
Revenue adjustments, primarily for pricing on prior
year open sales	–	–	4	4
Other non-inventoriable costs	(20)	(17)	(3)	(20)
Gross profit	$490	$415	$75	$490

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,122	$438	$128
Royalty on metals per above	(20)	N/A	N/A
Net noncash and other costs per above	N/A	30	N/A
Revenue adjustments, primarily for pricing on prior
year open sales per above	4	N/A	N/A
Other non-inventoriable costs per above	N/A	20	N/A
Africa mining	1,106	488	128
North America copper mines	4,136	2,015	273
South America mining	4,991	1,678	250
Indonesia mining	6,377	1,904	257
Molybdenum	1,205	784	51
Rod & Refining	4,470	4,443	8
Atlantic Copper Smelting & Refining	2,491	2,470	38
Corporate, other & eliminations	(5,794)	(5,428)	31
As reported in FCX’s consolidated financial statements	$18,982	$8,354	$1,036

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

 Henderson Molybdenum Mine Product Revenues and Production Costs

	Years Ended December 31,
(In millions)	2010	2009a		2008a
Revenues, excluding adjustments	$637	$347		$1,209

Site production and delivery, before net noncash
and other costs shown below	193	148		216
Treatment charges and other	43	30		27
Net cash costs	236	178		243
Depreciation, depletion and amortization	34	26		172
Noncash and other costs, net	1	1		7
Total costs	271	205		422
Gross profitb	$366	$142		$787

Reconciliation to Amounts Reported		Production		Depreciation,
(In millions)		and		Depletion and
	Revenues	Delivery		Amortization
Year Ended December 31, 2010
Totals presented above	$637	$193		$34
Treatment charges and other per above	(43)	N/A		N/A
Net noncash and other costs per above	N/A	1		N/A
Henderson mine	594	194		34
Other molybdenum operations and eliminationsc	611	590		17
Molybdenum	1,205	784		51
North America copper mines	4,136	2,015		273
South America mining	4,991	1,678		250
Indonesia mining	6,377	1,904		257
Africa mining	1,106	488		128
Rod & Refining	4,470	4,443		8
Atlantic Copper Smelting & Refining	2,491	2,470		38
Corporate, other & eliminations	(5,794)	(5,428)		31
As reported in FCX’s consolidated financial statements	$18,982	$8,354		$1,036

Year Ended December 31, 2009
Totals presented above	$347	$148		$26
Treatment charges and other per above	(30)	N/A		N/A
Net noncash and other costs per above	N/A	1		N/A
Henderson mine	317	149		26
Other molybdenum operations and eliminationsc	530	511	d	23
Molybdenum	847	660		49
North America copper mines	3,235	1,911		280
South America mining	3,839	1,563		275
Indonesia mining	5,908	1,505		275
Africa mining	389	315		66
Rod & Refining	3,356	3,336		8
Atlantic Copper Smelting & Refining	1,892	1,895		36
Corporate, other & eliminations	(4,426)	(4,150)		25
As reported in FCX’s consolidated financial statements	$15,040	$7,035	d	$1,014

Year Ended December 31, 2008
Totals presented above	$1,209	$216		$172
Treatment charges per above	(27)	N/A		N/A
Net noncash and other costs per above	N/A	7		N/A
Henderson mine	1,182	223		172
Other molybdenum operations and eliminationsc	1,306	1,406	d	20
Molybdenum	2,488	1,629		192
North America copper mines	5,265	3,708		770
South America mining	4,166	1,854		511
Indonesia mining	3,412	1,792		222
Africa mining	–	16		6
Rod & Refining	5,557	5,527		8
Atlantic Copper Smelting & Refining	2,341	2,276		35
Corporate, other & eliminations	(5,433)	(5,604)		38
As reported in FCX’s consolidated financial statements	$17,796	$11,198	e	$1,782

a.	Revenues and costs were adjusted to include freight and downstream conversion costs in net cash costs; gross profit was not affected by these adjustments.

b.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum segment includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

c.	Primarily includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced as a by-product at our North and South America copper mines.

d.	Includes LCM molybdenum inventory adjustments of $19 million in 2009 and $100 million in 2008.

e.	Includes LCM inventory adjustments of $782 million.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our future performance.  Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding projected ore grades and milling rates, projected production and sales volumes, projected unit net cash costs, projected operating cash flows, projected commodity prices, projected capital expenditures, projected exploration efforts and results, projected mine production and development plans, the impact of deferred intercompany profits on earnings, liquidity, other financial commitments and tax rates, the impact of copper, gold, molybdenum and cobalt price changes, reserve estimates, potential prepayments of debt, future dividend payments and potential share purchases.  The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” and any similar expressions are intended to identify those assertions as forward-looking statements.  The declaration of dividends is at the discretion of our Board of Directors and will depend on our financial results, cash requirements, future prospects, and other factors deemed relevant by the Board.

In making any forward-looking statements, we believe that the expectations are based on reasonable assumptions.  We caution readers that those statements are not guarantees of future performance and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements.  Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include commodity prices, mine sequencing, production rates, industry risks, regulatory changes, political risks, the potential effects of violence in Indonesia, documentation of the outcome of the contract review process and resolution of administrative disputes in the Democratic Republic of Congo, risks related to the investment in McMoRan Exploration Co., weather-related risks, labor relations, environmental risks, litigation results, currency translation risks and other factors described in more detail under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC.

Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made, including for example commodity prices, which we cannot control, and production volumes and costs, some aspects of which we may or may not be able to control. Further, we may make changes to our business plans that could or will affect our results. We caution investors that we do not intend to update our forward-looking statements notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes, and we undertake no obligation to update any forward-looking statements more frequently than quarterly.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have audited the accompanying consolidated balance sheets of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Freeport-McMoRan Copper & Gold Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests with the adoption of the guidance originally issued in FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB ASC Topic 810, Consolidation) effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Freeport-McMoRan Copper & Gold Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 25, 2011

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s assessment, management concluded that, as of December 31, 2010, our Company’s internal control over financial reporting is effective based on the COSO criteria.

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
Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have audited Freeport-McMoRan Copper & Gold Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Freeport-McMoRan Copper & Gold Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Freeport-McMoRan Copper & Gold Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
February 25, 2011

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In Millions, Except Per Share Amounts)
Revenues	$18,982	$15,040	$17,796
Cost of sales:
Production and delivery	8,354	7,016	10,416
Depreciation, depletion and amortization	1,036	1,014	1,782
Lower of cost or market inventory adjustments	–	19	782
Total cost of sales	9,390	8,049	12,980
Selling, general and administrative expenses	381	321	269
Exploration and research expenses	143	90	292
Long-lived asset impairments and other charges	–	77	10,978
Goodwill impairment	–	–	5,987
Total costs and expenses	9,914	8,537	30,506
Operating income (loss)	9,068	6,503	(12,710)
Interest expense, net	(462)	(586)	(584)
Losses on early extinguishment of debt	(81)	(48)	(6)
Other expense, net	(13)	(53)	(9)
Income (loss) before income taxes and equity in affiliated
companies’ net earnings	8,512	5,816	(13,309)
(Provision for) benefit from income taxes	(2,983)	(2,307)	2,844
Equity in affiliated companies’ net earnings	15	25	15
Net income (loss)	5,544	3,534	(10,450)
Net income attributable to noncontrolling interests	(1,208)	(785)	(617)
Preferred dividends and losses on induced conversions	(63)	(222)	(274)
Net income (loss) attributable to FCX common stockholders	$4,273	$2,527	$(11,341)

Net income (loss) per share attributable to FCX common stockholders:*
Basic	$4.67	$3.05	$(14.86)
Diluted	$4.57	$2.93	$(14.86)

Weighted-average common shares outstanding:*
Basic	915	829	763
Diluted	949	938	763

Dividends declared per share of common stock*	$1.125	$0.075	$0.6875

*     Reflects the February 1, 2011, two-for-one stock split (refer to Note 11 for further discussion).

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In Millions)
Cash flow from operating activities:
Net income (loss)	$5,544	$3,534	$(10,450)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,036	1,014	1,782
Asset impairments, including goodwill	–	–	16,854
Lower of cost or market inventory adjustments	–	19	782
Stock-based compensation	121	102	98
Charges for reclamation and environmental obligations,
including accretion	167	191	181
Payments of reclamation and environmental obligations	(196)	(104)	(205)
Losses on early extinguishment of debt	81	48	6
Deferred income taxes	286	135	(4,653)
Increase in long-term mill and leach stockpiles	(103)	(96)	(225)
Changes in other assets and liabilities	79	201	89
Amortization of intangible assets/liabilities and other, net	92	123	76
(Increases) decreases in working capital:
Accounts receivable	(680)	(962)	542
Inventories	(593)	(159)	(478)
Other current assets	(24)	87	(91)
Accounts payable and accrued liabilities	331	(438)	(171)
Accrued income and other taxes	132	702	(767)
Net cash provided by operating activities	6,273	4,397	3,370

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(233)	(345)	(609)
South America	(470)	(164)	(323)
Indonesia	(436)	(266)	(444)
Africa	(100)	(659)	(1,058)
Other	(173)	(153)	(274)
Investment in McMoRan Exploration Co.	(500)	–	–
Proceeds from sales of assets	20	25	47
Decrease in global reclamation and remediation trust assets	–	–	430
Other, net	23	(39)	(87)
Net cash used in investing activities	(1,869)	(1,601)	(2,318)

Cash flow from financing activities:
Net proceeds from sale of common stock	–	740	–
Proceeds from revolving credit facility and other debt	70	330	890
Repayments of revolving credit facility and other debt	(1,724)	(1,380)	(766)
Purchases of FCX common stock	–	–	(500)
Cash dividends and distributions paid:
Common stock	(885)	–	(693)
Preferred stock	(95)	(229)	(255)
Noncontrolling interests	(816)	(535)	(730)
Contributions from noncontrolling interests	28	57	201
Net proceeds from stock-based awards	81	6	22
Excess tax benefit from stock-based awards	19	3	25
Other, net	–	(4)	–
Net cash used in financing activities	(3,322)	(1,012)	(1,806)
Net increase (decrease) in cash and cash equivalents	1,082	1,784	(754)
Cash and cash equivalents at beginning of year	2,656	872	1,626
Cash and cash equivalents at end of year	$3,738	$2,656	$872

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In Millions, Except Par Values)
ASSETS
Current assets:
Cash and cash equivalents	$3,738	$2,656
Trade accounts receivable	2,132	1,517
Income tax receivables	98	139
Other accounts receivable	195	147
Inventories:
Product	1,409	1,110
Materials and supplies, net	1,169	1,093
Mill and leach stockpiles	856	667
Other current assets	254	104
Total current assets	9,851	7,433
Property, plant, equipment and development costs, net	16,785	16,195
Long-term mill and leach stockpiles	1,425	1,321
Intangible assets, net	328	347
Other assets	997	700
Total assets	$29,386	$25,996

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,441	$2,038
Accrued income taxes	648	474
Dividends payable	240	99
Current portion of reclamation and environmental obligations	207	214
Rio Tinto share of joint venture cash flows	132	161
Current portion of debt	95	16
Total current liabilities	3,763	3,002
Long-term debt, less current portion	4,660	6,330
Deferred income taxes	2,873	2,503
Reclamation and environmental obligations, less current portion	2,071	1,981
Other liabilities	1,459	1,423
Total liabilities	14,826	15,239

Equity:
FCX stockholders’ equity:
6¾% Mandatory Convertible Preferred Stock, 29 shares issued
and outstanding at December 31, 2009	–	2,875
Common stock, par value $0.10, 1,067 shares and 981 shares
issued, respectively*	107	98
Capital in excess of par value*	18,751	15,637
Accumulated deficit	(2,590)	(5,805)
Accumulated other comprehensive loss	(323)	(273)
Common stock held in treasury – 122 shares, at cost	(3,441)	(3,413)
Total FCX stockholders’ equity	12,504	9,119
Noncontrolling interests	2,056	1,638
Total equity	14,560	10,757
Total liabilities and equity	$29,386	$25,996

*     Reflects the February 1, 2011, two-for-one stock split (refer to Note 11 for further discussion).

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF EQUITY

	FCX Stockholders’ Equity
									Accumu-
	Convertible		Mandatory						lated
	Perpetual		Convertible					Retained	Other	Common Stock
	Preferred Stock		Preferred Stock		Common Stock*			Earnings	Compre-	Held in Treasury		Total FCX
	Number		Number		Number		Capital in	(Accumu-	hensive	Number		Stock-	Non-
	of	At Par	of	At Par	of	At Par	Excess of	lated	Income	of	At	holders’	controlling	Total
	Shares	Value	Shares	Value	Shares	Value	Par Value*	Deficit)	(Loss)	Shares	Cost	Equity	Interests	Equity
	(In Millions)

Balance at January 1, 2008	1	$1,100	29	$2,875	871	$87	$13,370	$3,601	$42	114	$(2,841)	$18,234	$1,239	$19,473
Conversions of 5½% Convertible
Perpetual Preferred Stock	–	(268)	–	–	14	2	289	–	–	–	–	23	–	23
Exercised and issued stock-based awards	–	–	–	–	4	–	179	–	–	–	–	179	–	179
Stock-based compensation	–	–	–	–	–	–	100	–	–	–	–	100	–	100
Tax benefit for stock-based awards	–	–	–	–	–	–	13	–	–	–	–	13	–	13
Tender of shares for stock-based awards	–	–	–	–	–	–	–	–	–	1	(61)	(61)	–	(61)
Common stock purchased	–	–	–	–	–	–	–	–	–	6	(500)	(500)	–	(500)
Dividends on common stock	–	–	–	–	–	–	–	(527)	–	–	–	(527)	–	(527)
Dividends on preferred stock	–	–	–	–	–	–	–	(274)	–	–	–	(274)	–	(274)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	–	–	(730)	(730)
Contributions from noncontrolling interests	–	–	–	–	–	–	–	–	–	–	–	–	201	201
Comprehensive income (loss):
Net income (loss)	–	–	–	–	–	–	–	(11,067)	–	–	–	(11,067)	617	(10,450)
Other comprehensive income (loss),
net of taxes:
Unrealized losses on securities	–	–	–	–	–	–	–	–	(9)	–	–	(9)	–	(9)
Translation adjustment	–	–	–	–	–	–	–	–	(4)	–	–	(4)	–	(4)
Defined benefit plans:
Net gain (loss) during period, net of
taxes of $190 million	–	–	–	–	–	–	–	–	(341)	–	–	(341)	1	(340)
Amortization of unrecognized amounts	–	–	–	–	–	–	–	–	7	–	–	7	–	7
Other comprehensive income (loss)	–	–	–	–	–	–	–	–	(347)	–	–	(347)	1	(346)
Total comprehensive income (loss)	–	–	–	–	–	–	–	–	–	–	–	(11,414)	618	(10,796)
Balance at December 31, 2008	1	$832	29	$2,875	889	$89	$13,951	$(8,267)	$(305)	121	$(3,402)	$5,773	$1,328	$7,101

*   Reflects the February 1, 2011, two-for-one stock split (refer to Note 11 for further discussion).

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF EQUITY
(continued)

	FCX Stockholders’ Equity
									Accumu-
	Convertible		Mandatory						lated
	Perpetual		Convertible					Retained	Other	Common Stock
	Preferred Stock		Preferred Stock		Common Stock*			Earnings	Compre-	Held in Treasury		Total FCX
	Number		Number		Number		Capital in	(Accumu-	hensive	Number		Stock-	Non-
	of	At Par	of	At Par	of	At Par	Excess of	lated	Income	of	At	holders’	controlling	Total
	Shares	Value	Shares	Value	Shares	Value	Par Value*	Deficit)	(Loss)	Shares	Cost	Equity	Interests	Equity
	(In Millions)

Balance at December 31, 2008	1	$832	29	$2,875	889	$89	$13,951	$(8,267)	$(305)	121	$(3,402)	$5,773	$1,328	$7,101
Conversions and redemptions of 5½%
Convertible Perpetual Preferred Stock	(1)	(832)	–	–	36	4	827	–	–	–	–	(1)	–	(1)
Sale of common stock	–	–	–	–	53	5	735	–	–	–	–	740	–	740
Exercised and issued stock-based awards	–	–	–	–	3	–	18	–	–	–	–	18	–	18
Stock-based compensation	–	–	–	–	–	–	100	–	–	–	–	100	–	100
Tax benefit for stock-based awards	–	–	–	–	–	–	6	–	–	–	–	6	–	6
Tender of shares for stock-based awards	–	–	–	–	–	–	–	–	–	1	(11)	(11)	–	(11)
Dividends on common stock	–	–	–	–	–	–	–	(65)	–	–	–	(65)	–	(65)
Dividends on preferred stock	–	–	–	–	–	–	–	(222)	–	–	–	(222)	–	(222)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	–	–	(535)	(535)
Contributions from noncontrolling interests	–	–	–	–	–	–	–	–	–	–	–	–	59	59
Comprehensive income:
Net income	–	–	–	–	–	–	–	2,749	–	–	–	2,749	785	3,534
Other comprehensive income,
net of taxes:
Unrealized gains on securities	–	–	–	–	–	–	–	–	3	–	–	3	–	3
Translation adjustment	–	–	–	–	–	–	–	–	3	–	–	3	–	3
Defined benefit plans:
Net gain during period, net of
taxes of $51 million	–	–	–	–	–	–	–	–	8	–	–	8	1	9
Amortization of unrecognized amounts	–	–	–	–	–	–	–	–	18	–	–	18	–	18
Other comprehensive income	–	–	–	–	–	–	–	–	32	–	–	32	1	33
Total comprehensive income	–	–	–	–	–	–	–	–	–	–	–	2,781	786	3,567
Balance at December 31, 2009	–	$–	29	$2,875	981	$98	$15,637	$(5,805)	$(273)	122	$(3,413)	$9,119	$1,638	$10,757

*   Reflects the February 1, 2011, two-for-one stock split (refer to Note 11 for further discussion).

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF EQUITY
(continued)

	FCX Stockholders’ Equity
									Accumu-
	Convertible		Mandatory						lated
	Perpetual		Convertible					Retained	Other	Common Stock
	Preferred Stock		Preferred Stock		Common Stock*			Earnings	Compre-	Held in Treasury		Total FCX
	Number		Number		Number		Capital in	(Accumu-	hensive	Number		Stock-	Non-
	of	At Par	of	At Par	of	At Par	Excess of	lated	Income	of	At	holders’	controlling	Total
	Shares	Value	Shares	Value	Shares	Value	Par Value*	Deficit)	(Loss)	Shares	Cost	Equity	Interests	Equity
	(In Millions)

Balance at December 31, 2009	–	$–	29	$2,875	981	$98	$15,637	$(5,805)	$(273)	122	$(3,413)	$9,119	$1,638	$10,757
Conversions of 6¾% Mandatory Convertible
Preferred Stock	–	–	(29)	(2,875)	79	8	2,867	–	–	–	–	–	–	–
Conversions of 7% Convertible Senior Notes	–	–	–	–	–	–	1	–	–	–	–	1	–	1
Exercised and issued stock-based awards	–	–	–	–	7	1	109	–	–	–	–	110	–	110
Stock-based compensation	–	–	–	–	–	–	129	–	–	–	–	129	–	129
Tax benefit for stock-based awards	–	–	–	–	–	–	8	–	–	–	–	8	–	8
Tender of shares for stock-based awards	–	–	–	–	–	–	–	–	–	–	(28)	(28)	–	(28)
Dividends on common stock	–	–	–	–	–	–	–	(1,058)	–	–	–	(1,058)	–	(1,058)
Dividends on preferred stock	–	–	–	–	–	–	–	(63)	–	–	–	(63)	–	(63)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	–	–	–	–	–	(816)	(816)
Contributions from noncontrolling interests	–	–	–	–	–	–	–	–	–	–	–	–	28	28
Comprehensive income:
Net income	–	–	–	–	–	–	–	4,336	–	–	–	4,336	1,208	5,544
Other comprehensive income,
net of taxes:
Unrealized gains on securities	–	–	–	–	–	–	–	–	2	–	–	2	–	2
Defined benefit plans:
Net loss during period, net of
taxes of $19 million	–	–	–	–	–	–	–	–	(67)	–	–	(67)	(2)	(69)
Amortization of unrecognized amounts	–	–	–	–	–	–	–	–	15	–	–	15	–	15
Other comprehensive income	–	–	–	–	–	–	–	–	(50)	–	–	(50)	(2)	(52)
Total comprehensive income	–	–	–	–	–	–	–	–	–	–	–	4,286	1,206	5,492
Balance at December 31, 2010	–	$–	–	$–	1,067	$107	$18,751	$(2,590)	$(323)	122	$(3,441)	$12,504	$2,056	$14,560

*   Reflects the February 1, 2011, two-for-one stock split (refer to Note 11 for further discussion).

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.  The consolidated financial statements of Freeport-McMoRan Copper & Gold Inc. (FCX) include the accounts of those subsidiaries where FCX directly or indirectly has more than 50 percent of the voting rights and has the right to control significant management decisions. The most significant entities that FCX consolidates include its 90.64 percent-owned subsidiary PT Freeport Indonesia, and its wholly owned subsidiaries, Freeport-McMoRan Corporation (FMC) and Atlantic Copper, S.A. (Atlantic Copper). FCX’s unincorporated joint ventures with Rio Tinto plc (Rio Tinto) and Sumitomo Metal Mining Arizona, Inc. (Sumitomo) are reflected using the proportionate consolidation method (refer to Note 2 for further discussion). All significant intercompany transactions have been eliminated. Amounts in tables are stated in millions, except per share amounts.

In December 2010, FCX’s Board of Directors declared a two-for-one split of its common stock in the form of a stock dividend on issued and outstanding shares, with the additional shares issued on February 1, 2011, to common shareholders of record at the close of business on January 15, 2011 (refer to Note 11 for further discussion). All references to shares of common stock and per share amounts have been retroactively adjusted to reflect the two-for-one stock split, unless otherwise noted.

Investments in unconsolidated companies owned 20 percent or more are recorded using the equity method. Investments in companies owned less than 20 percent, and for which FCX does not exercise significant influence, are carried at cost.

Business Segments.  FCX has organized its operations into five primary divisions – North America copper mines, South America mining, Indonesia mining, Africa mining and Molybdenum operations. Notwithstanding this structure, FCX internally reports information on a mine-by-mine basis. Therefore, FCX concluded that its operating segments include individual mines. Operating segments that meet certain thresholds are reportable segments.

Use of Estimates.  The preparation of FCX’s financial statements in conformity with accounting principles generally accepted in the United States (U.S.) requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates include mineral reserve estimation; useful asset lives for depreciation, depletion and amortization; reclamation and closure costs; environmental obligations; estimates of recoverable copper in mill and leach stockpiles; pension, postretirement, postemployment and other employee benefits; deferred taxes and valuation allowances; reserves for contingencies and litigation; and asset impairment, including estimates used to derive future cash flows associated with those assets. Actual results could differ from those estimates.

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

Inventories.  The largest components of inventories include finished goods (primarily concentrates and cathodes) at mining operations, concentrates and work-in-process at Atlantic Copper’s smelting and refining operations, and materials and supplies inventories (refer to Note 3 for further discussion). Inventories of materials and supplies, as well as salable products, are stated at the lower of weighted-average cost or market. Costs of finished goods and work-in-process (i.e., not materials and supplies) inventories include labor and benefits, supplies, energy, depreciation, depletion, amortization, site overhead costs, and other necessary costs associated with the extraction and processing of ore, including, depending on the process, mining, haulage, milling, concentrating, smelting, leaching, solution extraction, refining, roasting and chemical processing. Corporate general and administrative costs are not included in inventory costs.

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

Mill and Leach Stockpiles.  Mill and leach stockpiles are stated at the lower of weighted-average cost or market. Both mill and leach stockpiles generally contain lower grade ores that have been extracted from the ore body and are available for copper recovery. For mill stockpiles, recovery is through milling, concentrating, smelting and refining or, alternatively, by concentrate leaching. For leach stockpiles, recovery is through exposure to acidic solutions that dissolve contained copper and deliver it in solution to extraction processing facilities. The recorded cost of mill and leach stockpiles includes mining and haulage costs incurred to deliver ore to stockpiles, depreciation, depletion, amortization and site overhead costs.

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

Included in property, plant, equipment and development costs is value beyond proven and probable reserves (VBPP) primarily resulting from FCX’s acquisition of Phelps Dodge Corporation (Phelps Dodge) in 2007. The concept of VBPP has been interpreted differently by different mining companies. FCX’s VBPP is attributable to (i) mineralized material, which includes measured and indicated amounts, that FCX believes could be brought into production with the establishment or modification of required permits and should market conditions and technical assessments warrant, (ii) inferred mineral resources and (iii) exploration potential, as further defined below.

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

Carrying amounts assigned to VBPP are not charged to expense until the VBPP becomes associated with additional proven and probable reserves and the reserves are produced or the VBPP is determined to be impaired. Additions to proven and probable reserves for properties with VBPP will carry with them the value assigned to VBPP at the date acquired, less any impairment amounts.

Goodwill.  FCX recorded goodwill as a result of the acquisition of Phelps Dodge. Goodwill had an indefinite useful life and was not amortized, but rather was tested for impairment at least annually, unless events occurred or circumstances changed between annual tests that would more likely than not reduce the fair value of a related reporting unit below its carrying amount. FCX used discounted cash flow models to determine if the carrying value of the reporting unit was less than the fair value of the reporting unit. FCX’s annual impairment test in the fourth quarter of 2008 resulted in the full impairment of goodwill (refer to Note 5 for further discussion).

Intangible Assets and Liabilities.  FCX recorded intangible assets and liabilities as a result of the acquisition of Phelps Dodge. Indefinite-lived intangibles primarily include water rights. Definite-lived intangibles include favorable and unfavorable contracts (primarily related to treatment and refining contract rates, power contracts and tire contracts), royalty payments, patents and process technology. The fair value of identifiable intangible assets was estimated based principally upon comparable market transactions and discounted future cash flow projections. The ranges for estimated useful lives are 1 to 10 years for treatment and refining, power and tire contracts; 1 to 12 years for royalty payments; and principally 10 to 20 years for patents and process technology. All indefinite-lived intangible assets are subject to impairment testing at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the indefinite-lived intangible asset’s fair value below its carrying value.

Asset Impairment.  FCX reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Long-lived assets, other than indefinite-lived intangible assets, are evaluated for impairment under the two-step model. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Once it is determined that an impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques such as estimated future cash flows.

In evaluating mining operations’ long-lived assets for recoverability, estimates of after-tax undiscounted future cash flows of FCX’s individual mining operations are used, with impairment losses measured by reference to fair value. As quoted market prices are unavailable for FCX’s individual mining operations, fair value is determined through the use of discounted estimated future cash flows. Estimated cash flows used to assess recoverability of long-lived assets and measure the fair value of FCX’s mining operations are derived from current business plans, which are developed using near-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. Estimates of future cash flows include near and long-term metal price assumptions; estimates of commodity-based and other input costs; proven and probable reserve estimates, including any costs to develop the reserves and the timing of producing the reserves; and the use of appropriate current escalation and discount rates.

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

Environmental Expenditures.  Environmental expenditures are expensed or capitalized, depending upon their future economic benefits. Accruals for such expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. For closed facilities and closed portions of operating facilities with environmental obligations, an environmental obligation is accrued when a decision to close a facility, or a portion of a facility, is made by management and the environmental obligation is considered to be probable. Environmental obligations attributed to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and FCX, or any of its subsidiaries, have been associated with the site. Other environmental remediation obligations are considered probable based on specific facts and circumstances. FCX’s estimates of these costs are based on an evaluation of various factors, including currently available facts, existing technology, presently enacted laws and regulations, remediation experience, whether or not FCX is a potentially responsible party (PRP) and the ability of other PRPs to pay their allocated portions. With the exception of those obligations assumed in the acquisition of Phelps Dodge that were recorded at estimated fair values (refer to Note 13 for further discussion), environmental obligations are recorded on an undiscounted basis. Where the available information is sufficient to estimate the amount of the obligation, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. Possible recoveries of some of these costs from other parties are not recognized in the consolidated financial statements until they become probable. Legal costs associated with environmental remediation (such as fees to outside law firms for work relating to determining the extent and type of remedial actions and the allocation of costs among PRPs) are included as part of the estimated obligation. Environmental obligations assumed in the acquisition of Phelps Dodge, which were initially estimated on a discounted basis, are accreted to full value over time through charges to interest expense. Adjustments to the obligations are charged to operating income.

Asset Retirement Obligations.  FCX records the fair value of estimated asset retirement obligations (AROs) associated with tangible long-lived assets in the period incurred. Retirement obligations associated with long-lived assets are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction. These obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to cost of sales. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated (primarily on a unit-of-production basis) over the asset’s respective useful life. Reclamation costs for future disturbances are recognized as an ARO and as a related ARC in the period of the disturbance. FCX’s AROs consist primarily of costs associated with mine reclamation and closure activities. These activities, which are site specific, generally include costs for earthwork, revegetation, water treatment and demolition (refer to Note 13 for further discussion).

Income Taxes.  FCX accounts for deferred income taxes utilizing an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax basis of assets and liabilities, as measured by current enacted tax rates (refer to Note 12 for further discussion). When appropriate, FCX evaluates the need for a valuation allowance to reduce deferred tax assets to estimated recoverable amounts. The effect on deferred income tax assets and liabilities of a change in tax rates or laws is recognized in income in the period in which such changes are enacted.

FCX accounts for uncertain income tax positions using a threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FCX’s policy associated with uncertain tax positions is to record accrued interest in interest expense and accrued penalties in other income and expenses rather than in the provision for income taxes (refer to Note 12 for further discussion).

With the exception of FCX’s Congolese operations, income taxes are provided on the earnings of FCX’s material foreign subsidiaries under the assumption that these earnings will be distributed. FCX has determined that undistributed earnings related to its Congolese operations are reinvested indefinitely or have been allocated toward specifically identifiable needs of the local operations. FCX has not provided for other differences between the book and tax carrying amounts of these investments as FCX considers its ownership position to be permanent in duration and quantification of the related deferred tax liability is not practicable.

Derivative Instruments.  FCX and its subsidiaries have entered into derivative contracts to manage certain risks resulting from fluctuations in commodity prices (primarily copper and gold), foreign currency exchange rates and interest rates by creating offsetting market exposures. Every derivative instrument (including certain derivative instruments embedded in other contracts) is recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. Refer to Note 15 for a summary of FCX’s outstanding derivative instruments at December 31, 2010, and a discussion of FCX’s risk management strategies for those designated as hedges.

Revenue Recognition.  FCX sells its products pursuant to sales contracts entered into with its customers. Revenue for all FCX’s products is recognized when title and risk of loss pass to the customer and when collectibility is reasonably assured. The passing of title and risk of loss to the customer is based on terms of the sales contract, generally upon shipment or delivery of product.

Revenues from FCX’s concentrate and cathode sales are recorded based on a provisional sales price or a final sales price calculated in accordance with the terms specified in the relevant sales contract. Revenues from concentrate sales are recorded net of treatment and all refining charges (including price participation, if applicable, as discussed below) and the impact of derivative contracts. Moreover, because a portion of the metals contained in copper concentrates is unrecoverable as a result of the smelting process, FCX’s revenues from concentrate sales are also recorded net of allowances based on the quantity and value of these unrecoverable metals. These allowances are a negotiated term of FCX’s contracts and vary by customer. Treatment and refining charges represent payments or price adjustments to smelters and refiners and are either fixed or, in certain cases, vary with the price of copper (referred to as price participation).

Under the long-established structure of sales agreements prevalent in the industry, copper contained in concentrates and cathodes is generally provisionally priced at the time of shipment. The provisional prices are finalized in a specified future period (generally one to four months from the shipment date) based on the quoted London Metal Exchange (LME) or the New York Mercantile Exchange (COMEX) prices. FCX receives market prices based on prices in the specified future period, and these sales result in changes recorded to revenues until the specified future period. FCX records revenues and invoices customers at the time of shipment based on then-current LME or COMEX prices, which results in an embedded derivative (i.e., a pricing mechanism that is finalized after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale of the metals contained in the concentrates or cathodes at the then-current LME or COMEX price. FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host contract in its concentrate or cathode sales agreements since these contracts do not allow for net settlement and always result in physical delivery. The embedded derivative does not qualify for hedge accounting. At December 31, 2010, FCX had outstanding provisionally priced copper sales from its copper mining operations of 417 million pounds of copper (net of noncontrolling interests), priced at an average of $4.36 per pound, subject to final pricing over the first several months of 2011 pursuant to the terms of the sales contracts.

Gold sales are priced according to individual contract terms, generally the average London Bullion Market Association price for a specified month near the month of shipment.

Approximately 90 percent of FCX’s 2010 molybdenum sales were priced based on prices published in Metals Week, Ryan’s Notes or Metal Bulletin, plus conversion premiums for products that undergo additional processing, such as ferromolybdenum and molybdenum chemical products. The majority of these sales use the average price of the previous month quoted by the applicable publication. FCX’s remaining molybdenum sales generally have pricing that is either based on a fixed price or adjusts within certain price ranges.

PT Freeport Indonesia concentrate sales and Tenke Fungurume metal sales are subject to certain royalties, which are recorded as a reduction to revenues (refer to Note 14 for further discussion).

Stock-Based Compensation.  Compensation costs for share-based payments to employees, including stock options, are measured at fair value and charged to expense over the requisite service period for awards that are expected to vest. The fair value of stock options is determined using the Black-Scholes-Merton option valuation model. In addition, for other stock-based awards under the plans, compensation costs are recognized based on the fair value on the date of grant for restricted stock units and the intrinsic value on the reporting or exercise date for cash-settled stock appreciation rights (SARs). FCX estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates through the final vesting date of the awards. Refer to Note 11 for further discussion.

Earnings Per Share.  FCX’s basic net income (loss) per share of common stock was calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding during the year. A reconciliation of net income (loss) and weighted-average shares of common stock outstanding for purposes of calculating diluted net income (loss) per share for the years ended December 31 follows:

	2010	2009	2008

Net income (loss)	$5,544	$3,534	$(10,450)
Net income attributable to noncontrolling interests	(1,208)	(785)	(617)
Preferred dividends and losses on induced conversions	(63)	(222)	(274)
Net income (loss) attributable to FCX common stockholders	4,273	2,527	(11,341)
Plus income impact of assumed conversion of:
6¾% Mandatory Convertible Preferred Stocka	63	194	–	b
5½% Convertible Perpetual Preferred Stockc	–	28	–	d
Diluted net income (loss) attributable to FCX common
stockholders	$4,336	$2,749	$(11,341)

Weighted-average shares of common stock outstanding	915	829	763
Add stock issuable upon conversion, exercise or vesting of
(refer to Note 11):
6¾% Mandatory Convertible Preferred Stocka	26	79	–	b
5½% Convertible Perpetual Preferred Stockc	–	25	–	d
Dilutive stock options	6	3	–	e
Restricted stock	2	2	–	e
Weighted-average shares of common stock outstanding for
purposes of calculating diluted net income (loss) per share	949	938	763

Diluted net income (loss) per share attributable to FCX
common stockholders	$4.57	$2.93	$(14.86)

a.	All outstanding 6¾% Mandatory Convertible Preferred Stock automatically converted on May 1, 2010, into FCX common stock at a conversion rate of 2.7432 shares of FCX common stock.

b.	Potential income impact of $194 million and additional shares of common stock of approximately 78 million shares were excluded because they were anti-dilutive.

c.	In September 2009, FCX redeemed the remaining outstanding shares of its 5½% Convertible Perpetual Preferred Stock.

d.	Potential income impact of $58 million and additional shares of common stock of approximately 47 million shares were excluded because they were anti-dilutive.

e.	Potential additional shares of common stock of approximately 3 million were anti-dilutive.

FCX’s convertible instruments are excluded from the computation of diluted net income (loss) per share of common stock when including the conversion of these instruments results in an anti-dilutive effect on earnings per share (refer to footnotes b and d in the table above).

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income (loss) per share of common stock. There were approximately 10 million stock options with a weighted-average exercise price of $38.56 excluded in 2010, approximately 13 million stock options with a weighted-average exercise price of $36.27 excluded in 2009 and approximately 5 million stock options with a weighted-average exercise price of $34.94 in 2008.

New Accounting Standard.  Fair Value Measurements and Disclosures (Accounting Standards Codification (ASC) 820), Improving Disclosures about Fair Value Measurements. In January 2010, the Financial Accounting Standards Board (FASB) issued accounting guidance intended to improve disclosures related to fair value measurements. This guidance requires significant transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed separately along with the reasons for the transfers. Additionally, in the reconciliation for the fair value measurements using significant unobservable inputs (Level 3), information about purchases, sales, issuances and settlements must be presented separately (cannot net as one number). This guidance also provides clarification for existing disclosures on (i) level of disaggregation and (ii) inputs and valuation techniques. In addition, this guidance includes conforming amendments for employers’ disclosure of postretirement benefit plan assets. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are required for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

NOTE 2.  OWNERSHIP IN SUBSIDIARIES, JOINT VENTURES AND INVESTMENT IN PT SMELTING
Ownership in Subsidiaries.  FMC is a fully integrated producer of copper and molybdenum, with mines in North America, South America and the Tenke Fungurume minerals district in the Democratic Republic of Congo (DRC), copper and molybdenum conversion facilities, and several development projects. At December 31, 2010, FMC’s operating copper mines in North America were Morenci, Sierrita, Bagdad, Safford and Miami located in Arizona, and Tyrone and Chino located in New Mexico. FCX has an 85 percent interest in Morenci (refer to “Joint Ventures – Sumitomo”) and owns 100 percent of the other North America copper mines. FMC also owns 100 percent of the Henderson molybdenum mine and the Climax molybdenum mine (on care-and-maintenance status), which are located in Colorado. At December 31, 2010, operating copper mines in South America were Cerro Verde (53.56 percent owned) located in Peru, and Candelaria (80 percent owned), Ojos del Salado (80 percent owned) and El Abra (51 percent owned) located in Chile. In addition to copper and molybdenum, certain mines produce other minerals, such as gold, silver and rhenium. At December 31, 2010, FMC owned an effective 57.75 percent interest in the Tenke Fungurume minerals district in the DRC (refer to Note 14 for discussion of change in ownership interest in 2011). In addition to copper, the Tenke Fungurume minerals district also produces cobalt hydroxide. At December 31, 2010, FMC’s net assets totaled $12.5 billion and its accumulated deficit totaled $14.8 billion. As of December 31, 2010, FCX had no loans outstanding to FMC.

FCX’s direct ownership in PT Freeport Indonesia totals 81.28 percent. PT Indocopper Investama, an Indonesian company, owns 9.36 percent of PT Freeport Indonesia and FCX owns 100 percent of PT Indocopper Investama. At December 31, 2010, PT Freeport Indonesia’s net assets totaled $3.5 billion and its retained earnings totaled $3.3 billion. As of December 31, 2010, FCX had no loans outstanding to PT Freeport Indonesia.

FCX owns 100 percent of the outstanding Atlantic Copper common stock. At December 31, 2010, Atlantic Copper’s net assets totaled $42 million and its accumulated deficit totaled $350 million. FCX had $411 million in loans outstanding to Atlantic Copper at December 31, 2010.

FCX owns an 85.71 percent interest in PT Puncakjaya Power (Puncakjaya Power), the owner of assets supplying power to PT Freeport Indonesia’s operations, including the 3x65 megawatt coal-fired power facilities. PT Freeport Indonesia purchases power from Puncakjaya Power under infrastructure asset financing arrangements. At December 31, 2010, FCX did not have any loans outstanding to Puncakjaya Power, PT Freeport Indonesia had infrastructure asset financing obligations payable to Puncakjaya Power totaling $89 million and Puncakjaya Power had a receivable from PT Freeport Indonesia for $116 million, including Rio Tinto’s share. FCX consolidates PT Freeport Indonesia and Puncakjaya Power. FCX’s consolidated balance sheets reflect receivables of

$25 million ($2 million in other accounts receivable and $23 million in long-term assets) at December 31, 2010, and $27 million ($2 million in other accounts receivable and $25 million in long-term assets) at December 31, 2009, for Rio Tinto’s share of Puncakjaya Power’s receivable as provided for in FCX’s joint venture agreement with Rio Tinto.

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

Pursuant to the joint venture agreement, Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver through 2021 in Block A of PT Freeport Indonesia’s Contract of Work, and, after 2021, a 40 percent interest in all production from Block A. All of PT Freeport Indonesia’s proven and probable reserves and its mining operations are located in the Block A area. Operating, nonexpansion capital and administrative costs are shared proportionately between PT Freeport Indonesia and Rio Tinto based on the ratio of (i) the incremental revenues from production from PT Freeport Indonesia’s most recent expansion completed in 1998 to (ii) total revenues from production from Block A, including production from PT Freeport Indonesia’s previously existing reserves. PT Freeport Indonesia will continue to receive 100 percent of the cash flow from specified annual amounts of copper, gold and silver through 2021 calculated by reference to its proven and probable reserves as of December 31, 1994, and 60 percent of all remaining cash flow. The payable to Rio Tinto for its share of joint venture cash flows was $132 million at December 31, 2010, and $161 million at December 31, 2009.

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

Sumitomo. FCX owns an 85 percent undivided interest in Morenci via an unincorporated joint venture. The remaining 15 percent is owned by Sumitomo, a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation. Each partner takes in kind its share of Morenci’s production. FMC purchased 66 million pounds of Morenci’s copper cathode from Sumitomo for $223 million during 2010, 75 million pounds for $175 million during 2009 and 90 million pounds for $281 million during 2008. FCX had a receivable from Sumitomo of $8 million at December 31, 2010, and $6 million at December 31, 2009.

Investment in PT Smelting.  PT Smelting, an Indonesian company, operates a smelter and refinery in Gresik, Indonesia. During 2006, PT Smelting completed an expansion of its production capacity to 275,000 metric tons of copper per year from 250,000 metric tons. PT Freeport Indonesia, Mitsubishi Materials Corporation (Mitsubishi Materials), Mitsubishi Corporation Unimetals Ltd. (Mitsubishi) and Nippon Mining & Metals Co., Ltd. (Nippon) own 25 percent, 60.5 percent, 9.5 percent and 5 percent, respectively, of the outstanding PT Smelting common stock.

PT Freeport Indonesia’s contract with PT Smelting provides for the supply of 100 percent of the copper concentrate requirements necessary for PT Smelting to produce 205,000 metric tons of copper annually (essentially the smelter’s original design capacity) on a priority basis. For the first 15 years of PT Smelting’s commercial operations, beginning December 1998, PT Freeport Indonesia agreed that the combined treatment and refining charges (processing fees paid to smelters by miners) would approximate market rates, but will not fall below specified minimum rates. The minimum rate, applicable to the period April 27, 2008, to April 27, 2014, is determined annually and must be sufficient to cover PT Smelting’s annual cash operating costs (net of credits and including costs of debt service) for 205,000 metric tons of copper. The maximum rate is $0.30 per pound. The agreement is an amendment to the long-term sales contract, which was approved by the Department of Energy and Mineral Resources of the Government of Indonesia. PT Freeport Indonesia also sells copper concentrate to PT Smelting at market rates, which are not subject to a minimum or maximum rate, for quantities in excess of 205,000 metric tons of copper annually.

FCX’s investment in PT Smelting totaled $11 million at December 31, 2010, and $55 million at December 31, 2009. PT Smelting had project-specific debt, nonrecourse to PT Freeport Indonesia, totaling $180 million at December 31, 2010, and $250 million at December 31, 2009. PT Freeport Indonesia had a trade receivable from PT Smelting totaling $455 million at December 31, 2010, and $300 million at December 31, 2009.

NOTE 3.  INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES
The components of inventories follow:

	December 31,
	2010	2009
Mining Operations:
Raw materials	$1	$1
Work-in-process	93	108
Finished goodsa	704	588
Atlantic Copper:
Raw materials (concentrates)	336	171
Work-in-process	266	227
Finished goods	9	15
Total product inventories	1,409	1,110
Total materials and supplies, netb	1,169	1,093
Total inventories	$2,578	$2,203

a.	Primarily includes molybdenum concentrates and copper concentrates, anodes, cathodes and rod.

b.	Materials and supplies inventory is net of obsolescence reserves totaling $26 million at December 31, 2010, and $21 million at December 31, 2009.

A summary of mill and leach stockpiles follows:

	December 31, 2010
	North	South
	America	America	Indonesia	Africa	Total
Current:
Mill stockpiles	$–	$11	$24	$–	$35
Leach stockpiles	749	72	–	–	821
Total current mill and leach
stockpiles	$749	$83	$24	$–	$856

Long-terma:
Mill stockpiles	$–	$470	$–	$–	$470
Leach stockpiles	622	250	–	83	955
Total long-term mill and leach
stockpiles	$622	$720	$–	$83	$1,425

	December 31, 2009
	North	South
	America	America	Indonesia	Africa	Total
Current:
Mill stockpiles	$–	$7	$39	$–	$46
Leach stockpiles	547	74	–	–	621
Total current mill and leach
stockpiles	$547	$81	$39	$–	$667

Long-terma:
Mill stockpiles	$15	$427	$–	$–	$442
Leach stockpiles	637	220	–	22	879
Total long-term mill and leach
stockpiles	$652	$647	$–	$22	$1,321

a.	Materials in stockpiles not expected to be recovered within the next 12 months.

FCX recorded charges for lower of cost or market (LCM) molybdenum inventory adjustments totaling $19 million ($15 million to net income attributable to FCX common stockholders or $0.02 per diluted share) during first-quarter 2009 resulting from lower molybdenum prices.

In 2008, FCX recorded charges totaling $782 million ($479 million to net loss attributable to FCX common stockholders or $0.63 per diluted share) for LCM inventory adjustments as a result of the declines in copper and molybdenum prices in the fourth quarter of 2008 and the impact of higher operating costs on inventory carrying values.

NOTE 4.  PROPERTY, PLANT, EQUIPMENT AND DEVELOPMENT COSTS, NET
The components of net property, plant, equipment and development costs, along with 2008 impairment charges, follow:

	December 31,		2008
	2010	2009	Impairmentsa
Proven and probable reserves	$4,503	$4,303	$10,056
VBPP	1,100	1,297	471
Development and other	3,188	2,983	279
Buildings and infrastructure	2,815	2,703	167
Machinery and equipment	7,523	7,282	938
Mobile equipment	2,365	2,136	393
Construction in progress	1,885	1,084	27
Property, plant, equipment and
development costs	23,379	21,788	12,331
Accumulated depreciation, depletion and
amortization	(6,594)	(5,593)	(1,583)
Property, plant, equipment and
development costs, net	$16,785	$16,195	$10,748

a.
FCX evaluated its long-lived assets for impairment as of December 31, 2008. These evaluations resulted in the recognition of asset impairment charges to reduce the carrying value of its property, plant, equipment and development costs (refer to Note 17 for further discussion).

FCX recorded $2.2 billion for VBPP in connection with the Phelps Dodge acquisition in 2007 and transferred $197 million during 2010, $159 million during 2009 and $383 million prior to 2009 to proven and probable reserves.

FCX capitalized interest totaling $66 million in 2010, $78 million in 2009 and $122 million in 2008. Capitalized interest primarily related to development projects at the Climax and El Abra mines in 2010 and at the Tenke Fungurume mine in 2009 and 2008.

NOTE 5.  GOODWILL, AND INTANGIBLE ASSETS AND LIABILITIES
Goodwill.  FCX recorded goodwill in 2007 in connection with the Phelps Dodge acquisition, which primarily related to the requirement to recognize a deferred tax liability for the difference between the assigned values and the tax basis of assets acquired and liabilities assumed in a business combination. In accordance with accounting rules, goodwill resulting from a business combination is assigned to the acquiring entity's reporting units that are expected to benefit from the business combination. The allocation of goodwill to the reporting units, which FCX determined included its individual mines, was completed in the first quarter of 2008.

As a result of FCX’s annual goodwill impairment testing in the fourth quarter of 2008, FCX recognized impairment charges totaling $6.0 billion ($6.0 billion to net loss attributable to FCX common stockholders or $7.84 per diluted share) to eliminate the full carrying value of goodwill. FCX’s evaluations were based at that time on current business plans developed using near-term price forecasts reflective of the then-current price environment and management’s projections for long-term average metal prices (refer to Note 17 for further discussion of assumptions used in determining fair value).

Intangible Assets and Liabilities.  The components of intangible assets and intangible liabilities (included in other liabilities) follow:

	December 31, 2010
	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
Indefinite-lived water rights	$245	$–	$245
Patents and process technology	48	(11)	37
Royalty payments	37	(18)	19
Power contracts	25	(17)	8
Other intangibles	25	(6)	19
Total intangible assets	$380	$(52)	$328

Intangible liabilities:
Treatment and refining terms in
sales contracts	$52	$(25)	$27

	December 31, 2009
	Gross		Net
	Carrying	Accumulated	Book
	Value	Amortization	Value
Indefinite-lived water rights	$253	$–	$253
Patents and process technology	48	(8)	40
Royalty payments	38	(15)	23
Power contracts	25	(14)	11
Other intangibles	25	(5)	20
Total intangible assets	$389	$(42)	$347

Intangible liabilities:
Treatment and refining terms in
sales contracts	$52	$(21)	$31

FCX evaluated its long-lived assets for impairment as of December 31, 2008. These evaluations resulted in the recognition of asset impairment charges totaling $119 million ($74 million to net loss attributable to FCX common stockholders or $0.10 per diluted share) to reduce the carrying values of definite-lived intangible assets (refer to Note 17 for further discussion).

FCX performed its annual impairment testing of indefinite-lived intangible assets in the fourth quarters of 2010, 2009 and 2008 and concluded that there were no impairments.

Amortization of intangible assets recognized in production and delivery costs was $10 million in 2010, $16 million in 2009 and $63 million in 2008. Amortization of intangible liabilities recognized in revenues was $4 million in 2010, $6 million in 2009 and $3 million in 2008. The estimated net amortization expense for the next five years is considered to be immaterial.

NOTE 6.  OTHER ASSETS
The components of other assets follow:

	December 31,
	2010	2009
Cost-method investments:
McMoRan Exploration Co. (MMR)a	$500	$–
Other	3	3
Notes and other receivables	200	168
Trust assetsb, c	140	140
Debt issue costs	58	95
Equity-method investments:
PT Smelting	11	55
Other	43	39
Available-for-sale securities	28	62
Deferred tax assets	2	126
Other	12	12
Total other assets	$997	$700

a.
In December 2010, FCX purchased 500,000 shares of MMR’s 5¾% Convertible Perpetual Preferred Stock (the Preferred Stock) for an aggregate purchase price of $500 million. The Preferred Stock is initially convertible into 62.5 shares of MMR common stock per share of Preferred Stock (an aggregate of 31.25 million shares of MMR common stock), or an initial conversion price of $16 per share of MMR common stock. Several of FCX’s directors and executive officers also serve as directors or executive officers of MMR.

b.	Includes $137 million in 2010 and $129 million in 2009 of legally restricted funds for AROs at the Chino, Tyrone and Cobre mines (refer to Note 13 for further discussion).

c.	The current portion, which is included in other current assets, was $8 million at December 31, 2010, and $6 million at December 31, 2009.

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Additional information regarding accounts payable and accrued liabilities follows:

	December 31,
	2010	2009
Accounts payable	$1,272	$890
Salaries, wages and other compensation	244	188
Deferred revenue	180	54
Pension, postretirement, postemployment and other
employee benefitsa	156	127
Other accrued taxes	152	133
Community development programs	148	148
Accrued interestb	92	113
Current deferred tax liability	61	201
Other	136	184
Total accounts payable and accrued liabilities	$2,441	$2,038

a.	Refer to Note 8 for long-term portion and Note 10 for further discussion.

b.	Third-party interest paid by FCX was $421 million in 2010, $504 million in 2009 and $741 million in 2008.

NOTE 8.  OTHER LIABILITIES
Additional information regarding other liabilities follows:

	December 31,
	2010	2009
Pension, postretirement, postemployment and other
employment benefitsa	$1,074	$950
Reserve for uncertain tax benefits	133	157
Insurance claim reserve	58	50
Atlantic Copper contractual obligation to
insurance company (refer to Note 10)	48	58
Other	146	208
Total other liabilities	$1,459	$1,423

a.	Refer to Note 7 for short-term portion and Note 10 for further discussion.

NOTE 9.  DEBT
The components of debt follow:

	December 31,
	2010	2009
Revolving Credit Facilities	$–	$–
Senior Notes:
8.375% Senior Notes due 2017	3,011	3,340
8.25% Senior Notes due 2015	1,079	1,297
Senior Floating Rate Notes due 2015	–	1,000
9½% Senior Notes due 2031	175	198
6⅛% Senior Notes due 2034	115	115
7⅛% Debentures due 2027	115	115
8¾% Senior Notes due 2011	85	87
7% Convertible Senior Notes due 2011	–	1
Other (including equipment capital leases and
short-term borrowings)	175	193
Total debt	4,755	6,346
Less current portion of debt	(95)	(16)
Long-term debt	$4,660	$6,330

Revolving Credit Facilities.  The revolving credit facilities are available until March 19, 2012, and are composed of (i) a $1.0 billion revolving credit facility available to FCX and (ii) a $0.5 billion revolving credit facility available to both FCX and PT Freeport Indonesia. At December 31, 2010, FCX had no borrowings and $43 million of letters of credit issued under the revolving credit facilities, resulting in availability of approximately $1.5 billion, of which $957 million could be used for additional letters of credit.

Interest on the revolving credit facilities is based on the London Interbank Offered Rate (LIBOR) plus 1.00 percent, subject to an increase or decrease in the interest rate margin based on the credit ratings assigned by Standard & Poor’s Rating Services and Moody’s Investors Service.

The revolving credit facilities are guaranteed by certain wholly owned subsidiaries of FCX and are secured by the pledge of equity in substantially all of these subsidiary guarantors and certain other non-guarantor subsidiaries of FCX, and intercompany indebtedness owed to FCX. Borrowings by FCX and PT Freeport Indonesia under the $0.5 billion revolver are also secured with a pledge of 50.1 percent of the outstanding stock of PT Freeport Indonesia, over 90 percent of the assets of PT Freeport Indonesia and, with respect to borrowings by PT Freeport Indonesia, a pledge of the Contract of Work.

Senior Notes.  In March 2007, in connection with financing FCX’s acquisition of Phelps Dodge, FCX sold $3.5 billion of 8.375% Senior Notes due April 2017, $1.5 billion of 8.25% Senior Notes due April 2015 and $1.0 billion of Senior Floating Rate Notes due April 2015 for total net proceeds of $5.9 billion. Interest on the senior notes is payable semiannually on April 1 and October 1. The Senior Floating Rate Notes have been fully redeemed as further discussed below. The 8.25% and 8.375% Senior Notes are redeemable in whole or in part, at the option of FCX, at make-whole redemption prices prior to the redemption dates, and afterwards at stated redemption prices. The 8.25% Senior Notes are redeemable at fixed prices initially starting at 104.125 percent for 12 months beginning on April 1, 2011, and the 8.375% Senior Notes are redeemable initially starting at 104.188 percent for 12 months beginning on April 1, 2012. During 2009, FCX purchased in open-market transactions $203 million of the 8.25% Senior Notes for $218 million and $160 million of the 8.375% Senior Notes for $172 million. These open-market purchases resulted in losses on early extinguishment of debt totaling $33 million ($29 million to net income attributable to FCX common stockholders or $0.03 per diluted share). During 2010, FCX purchased in open-market transactions $218 million of the 8.25% Senior Notes for $237 million and $329 million of the 8.375% Senior Notes for $358 million, which resulted in losses on early extinguishment of debt totaling $55 million ($48 million to net income attributable to FCX common stockholders or $0.05 per diluted share). On April 1, 2010, FCX redeemed all of its $1.0 billion of outstanding Senior Floating Rates Notes for which holders received 101 percent of the principal amount together with accrued and unpaid interest. As a result of this redemption, FCX recorded a loss on early extinguishment of debt totaling $22 million ($20 million to net income attributable to FCX common stockholders or $0.02 per diluted share) during 2010. Refer to Note 21 for a discussion of FCX’s February 2011 announcement to redeem the remaining $1.1 billion of the 8.25% Senior Notes.

The 9½% Senior Notes due June 2031 and the 8¾% Senior Notes due June 2011 bear interest payable semiannually on June 1 and December 1. These notes are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price. In March 2007, in connection with the acquisition of Phelps Dodge, FCX assumed these senior notes with a stated value of $306 million, which was increased by $54 million to reflect the fair market value of these obligations at the acquisition date. The increase in value is being amortized over the term of the notes and recorded as a reduction of interest expense. In 2008, FCX purchased in an open-market transaction $33 million of the 9½% Senior Notes for $46 million and recorded losses on early extinguishment of debt totaling $6 million ($5 million to net loss attributable to FCX common stockholders or $0.01 per diluted share). In 2009, FCX purchased in an open-market transaction $24 million of the 8¾% Senior Notes for $26 million and recorded losses on early extinguishment of debt totaling $1 million ($1 million to net income attributable to FCX common stockholders or less than $0.01 per diluted share). In 2010, FCX purchased in an open-market transaction $18 million of the 9½% Senior Notes for $26 million and recorded losses on early extinguishment of debt totaling $4 million ($3 million to net income attributable to FCX common stockholders or less than $0.01 per diluted share). At December 31, 2010, the outstanding principal amount of the 9½% Senior Notes was $143 million and the 8¾% Senior Notes was $84 million.

The 6⅛% Senior Notes due March 2034 bear interest payable semiannually on March 15 and September 15. These notes are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price. In March 2007, in connection with the acquisition of Phelps Dodge, FCX assumed these senior notes with a stated value of $150 million, which was reduced by $11 million to reflect the fair market value of these obligations at the acquisition date. The decrease in value is being amortized over the term of the notes and recorded as additional interest expense. During 2007, FCX purchased in an open-market transaction $26 million of these notes. At December 31, 2010, the outstanding principal amount of these senior notes was $124 million.

The 7⅛% Debentures due November 2027 bear interest payable semiannually on May 1 and November 1. The debentures are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price. In March 2007, in connection with the acquisition of Phelps Dodge, FCX assumed these debentures with a stated and fair value of $115 million. At December 31, 2010, the outstanding principal amount of these debentures was $115 million.

In February 2004, FCX sold $350 million of 6⅞% Senior Notes due February 2014 for net proceeds of $344 million. During 2004, FCX purchased in open-market transactions $10 million of its 6⅞% Senior Notes. On August 20, 2009, FCX redeemed the remaining $340 million of these notes for $352 million or a redemption price of 103.439 percent of the principal amount (plus accrued and unpaid interest). FCX recorded losses on early extinguishment of debt totaling $14 million ($13 million to net income attributable to FCX common stockholders or $0.01 per diluted share) in 2009 associated with the redemption of the 6⅞% Senior Notes.

All of FCX’s senior notes are unsecured.

Restrictive Covenants.  The revolving credit facilities and the senior notes used to finance the acquisition of Phelps Dodge contain covenants that limit FCX’s ability to make certain payments. These restrictions vary among the instruments, but generally limit FCX’s ability to pay certain dividends on common and preferred stock, repurchase or redeem common and preferred equity, prepay subordinated debt and make certain investments. The revolving credit facilities restrictions do not apply as long as availability under the revolvers plus domestic cash exceeds $750 million. At December 31, 2010, FCX had availability under the revolvers plus domestic cash (as defined by the revolving credit facility) totaling approximately $4.1 billion. Because the ratings on the senior notes are investment grade, the restrictions contained in FCX’s 8.375% and 8.25% Senior Notes on incurring debt, making restricted payments and selling assets are currently suspended. To the extent the rating is downgraded below investment grade by both Standard & Poor’s Rating Services and Moody’s Investors Service, the covenants would again become effective. At December 31, 2010, the most restrictive of the covenants related to restricted payments allowed for payments up to approximately $11 billion.

Maturities.  Maturities of debt instruments based on the amounts and terms outstanding at December 31, 2010, total $95 million in 2011, $1 million in 2012, $1 million in 2013, $1 million in 2014, $1,080 million in 2015 and $3,577 million thereafter.

NOTE 10.  EMPLOYEE BENEFITS
Pension Plans.  Following is a discussion of FCX’s pension plans.

FMC Plans. FMC has trusteed, non-contributory pension plans covering substantially all of FMC’s U.S. employees and some employees of its international subsidiaries. The applicable FMC plan design determines the manner in which benefits are calculated for any particular group of employees. For certain of these plans, benefits are calculated based on final average monthly compensation and years of service. In the case of other plans, benefits are calculated based on a fixed amount for each year of service. Participants in the FMC plans generally vest in their accrued benefits after five years of service. Non-bargained FMC employees hired after December 31, 2006, are not eligible to participate in the FMC U.S. pension plan.

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

FCX’s policy for determining asset-mix targets for the Freeport-McMoRan Corporation Defined Benefit Master Trust (Master Trust) includes the periodic development of asset/liability studies to determine expected long-term rates of return and expected risk for various investment portfolios. Management considers these studies in the formal establishment of asset-mix targets that are reviewed by FCX’s retirement plan administration and investment committee. FCX’s investment objective emphasizes the need to maintain a well-diversified investment program through both the allocation of the Master Trust assets among asset classes and the selection of investment managers whose various styles are fundamentally complementary to one another and serve to achieve satisfactory rates of return. Diversification, by asset class and by investment manager, is FCX’s principal means of reducing volatility and exercising prudent investment judgment. FCX’s present target asset allocation approximates 54 percent equity investments (35 percent U.S. equities, 12 percent international equities and 7 percent emerging markets equities), 35 percent fixed income (18 percent U.S. fixed income, 5 percent international fixed income, 5 percent high yield, 4 percent treasury inflation-protection securities and 3 percent emerging markets fixed income) and 11 percent alternative investments (5 percent private equity, 3 percent private real estate and 3 percent real estate investment trusts).

The expected rate of return on plan assets is evaluated at least annually, taking into consideration asset allocation, historical returns on the types of assets held in the Master Trust and the current economic environment. For U.S. plans, the determination of the expected long-term rate of return on plan assets is based on expected future performance of the plan asset mix and active plan asset management. Based on these factors, FCX expects the pension assets will earn an average of 8.0 percent per annum during the 10 years beginning January 1, 2011. The 8.0 percent estimation was based on a passive return on a compound basis of 7.5 percent and a premium for active management of 0.5 percent reflecting the target asset allocation and current investment array.

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

Among the assumptions used to estimate the benefit obligation is a discount rate used to calculate the present value of expected future benefit payments for service to date. The discount rate assumption for FCX’s U.S. plans is designed to reflect yields on high-quality, fixed-income investments for a given duration. The determination of the discount rate for these plans is based on expected future benefit payments for service to date together with the Mercer Pension Discount Curve. The Mercer Pension Discount Curve consists of spot (i.e., zero coupon) interest rates at one-half year increments for each of the next 30 years and is developed based on pricing and yield information for high quality corporate bonds. Prior to December 31, 2010, FCX determined its discount rate based on expected future benefit payments for service to date together with the Citigroup Pension Discount Curve. Changes in the discount rate are reflected in FCX’s benefit obligation and, therefore, in future pension costs.

Other FCX Plans. In February 2004, FCX established an unfunded Supplemental Executive Retirement Plan (SERP) for its two most senior executive officers. The SERP provides for retirement benefits payable in the form of a joint and survivor annuity or an equivalent lump sum. The annuity will equal a percentage of the executive’s highest average compensation for any consecutive three-year period during the five years immediately preceding the earlier of the executive’s retirement or completion of 25 years of credited service. The SERP benefit will be reduced by the value of all benefits paid or due under any defined benefit or defined contribution plan sponsored by FM Services Company, FCX’s wholly owned subsidiary, FCX or its predecessor, but not including accounts funded exclusively by deductions from participant’s pay. FCX also has an unfunded pension plan for its directors and an excess benefits plan for its executives, both of which no longer accrue benefits.

PT Freeport Indonesia Plan. PT Freeport Indonesia has a defined benefit pension plan denominated in Indonesian rupiah covering substantially all of its Indonesian national employees. PT Freeport Indonesia funds the plan and invests the assets in accordance with Indonesian pension guidelines. The pension obligation was valued at an exchange rate of 8,990 rupiah to one U.S. dollar on December 31, 2010, and 9,420 rupiah to one U.S. dollar on December 31, 2009. Indonesian labor laws enacted in 2003 require that companies provide a minimum level of benefits to employees upon employment termination based on the reason for termination and the employee’s years of service. PT Freeport Indonesia’s pension benefit disclosures include benefits related to this law. PT Freeport Indonesia’s expected rate of return on plan assets is evaluated at least annually, taking into consideration its historical yield and the long range estimated return for the plan based on the asset mix.

Atlantic Copper Plan. Atlantic Copper has a contractual obligation denominated in euros to supplement amounts paid to certain retired Spanish national employees. As required by Spanish law, beginning in August 2002, Atlantic Copper began funding 7.2 million euros ($10 million based on a December 31, 2010, exchange rate of $1.34 per euro) annually for 15 years to an approved insurance company for its estimated 72 million euro contractual obligation to the retired employees. The insurance company invests the plan assets in accordance with Spanish regulations, and Atlantic Copper has no control over these investments.

Plan Information. FCX uses a measurement date of December 31 for its plans. In some plans, the plan assets exceed the accumulated benefit obligations, while in the remainder, the accumulated benefit obligations exceed the plan assets. Information for those plans where the accumulated benefit obligations exceed the plan assets follows:

	December 31,
	2010	2009
Projected benefit obligation	$1,662	$1,544
Accumulated benefit obligation	1,581	1,450
Fair value of plan assets	1,122	1,076

Information on the FCX (including FMC’s plans; and FCX’s SERP, director and excess benefits plans), PT Freeport Indonesia and Atlantic Copper plans as of December 31 follows:

			PT Freeport
	FCX		Indonesia		Atlantic Copper
	2010	2009	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning
of year	$1,472	$1,412	$80	$59	$79	$81
Service cost	26	26	8	5	–	–
Interest cost	82	85	8	7	3	4
Actuarial losses (gains)	104	64	41	4	–	–
Foreign exchange losses (gains)	(1)	1	4	10	(4)	2
Curtailmentsa	–	(5)	–	–	–	–
Special retirement benefitsa	–	(3)	–	–	–	–
Benefits paid	(85)	(108)	(6)	(5)	(7)	(8)
Benefit obligation at end of year	1,598	1,472	135	80	71	79

Change in plan assets:
Fair value of plan assets at
beginning of year	1,067	959	78	42	21	19
Actual return on plan assets	126	209	13	13	–	–
Employer contributionsb	5	6	8	19	9	10
Foreign exchange gains (losses)	(1)	1	4	9	–	–
Benefits paid	(85)	(108)	(6)	(5)	(7)	(8)
Fair value of plan assets at end
of year	1,112	1,067	97	78	23	21

Funded status	$(486)	$(405)	$(38)	$(2)	$(48)	$(58)

Accumulated benefit obligation	$1,517	$1,378	$68	$48	$71	$79

Weighted-average assumptions
used to determine benefit
obligations:
Discount ratec	5.40%	5.80%	8.50%	10.50%	6.77%	6.77%
Rate of compensation increased	3.75%	4.25%	8.00%	8.00%	N/A	N/A

Balance sheet classification of
funded status:
Other assets	$6	$5	$–	$–	$–	$–
Accounts payable and
accrued liabilities	(4)	(4)	–	–	–	–
Other liabilities	(488)	(406)	(38)	(2)	(48)	(58)
Total	$(486)	$(405)	$(38)	$(2)	$(48)	$(58)

a.	Resulted from revised mine operating plans and reductions in the workforce (refer to Note 17 for further discussion).

b.
Employer contributions for 2011 are expected to approximate $40 million for the FCX plans, $8 million for the PT Freeport Indonesia plan (based on a December 31, 2010, exchange rate of 8,990 Indonesian rupiah to one U.S. dollar) and $10 million for the Atlantic Copper plan (based on a December 31, 2010, exchange rate of $1.34 per euro).

c.	The discount rate shown in 2010 and 2009 for the FCX plans relates to all plans except the SERP plan. The SERP plan’s discount rate in 2010 and 2009 was 4.00 percent.

d.	The rate of compensation increase shown for the FCX plans only relates to the FMC plans.

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for FCX’s pension plans (FMC’s plans; and FCX’s SERP, director and excess benefits plans) for the years ended December 31 follow:

	2010	2009	2008
Weighted-average assumptions:
Discount rate:
FCX SERP	4.00%	4.00%	4.00%
FMC plans	5.80%	6.10%	6.30%
Expected return on plan assetsa	8.50%	8.50%	8.50%
Rate of compensation increasea	4.25%	4.25%	4.25%

Service cost	$26	$26	$29
Interest cost	82	85	80
Expected return on plan assets	(87)	(73)	(118)
Amortization of prior service cost	(1)	–	4
Amortization of net actuarial losses	22	26	–
Curtailmentsb	–	(1)	–
Special retirement benefitsb	–	(3)	39
Net periodic benefit cost	$42	$60	$34

a.	The assumptions shown only relate to the FMC plans.

b.	Resulted from revised mine operating plans and reductions in the workforce (refer to Note 17 for further discussion).

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for PT Freeport Indonesia’s and Atlantic Copper’s pension plans for the years ended December 31 follow:

	PT Freeport Indonesia
	2010	2009	2008
Weighted-average assumptions:
Discount rate	10.50%	12.00%	10.25%
Expected return on plan assets	8.25%	10.00%	9.00%
Rate of compensation increase	8.00%	8.00%	8.00%

Service cost	$8	$5	$6
Interest cost	8	7	6
Expected return on plan assets	(7)	(5)	(3)
Amortization of prior service cost	1	1	1
Amortization of net actuarial loss	–	1	1
Net periodic benefit cost	$10	$9	$11

	Atlantic Copper
	2010	2009	2008
Weighted-average assumption:
Discount rate	6.77%	6.77%	6.77%

Interest cost	$3	$4	$4
Amortization of net actuarial loss	1	1	2
Net periodic benefit cost	$4	$5	$6

Included in accumulated other comprehensive income (loss) are the following amounts that have not been recognized in net periodic pension cost: unrecognized prior service credits of $2 million ($1 million net of tax and noncontrolling interests) and unrecognized actuarial losses of $440 million ($267 million net of tax and noncontrolling interests) at December 31, 2010; and unrecognized prior service credits of $2 million ($1 million net of tax and noncontrolling interests) and unrecognized actuarial losses of $363 million ($264 million net of tax and noncontrolling interests) at December 31, 2009. The amounts expected to be recognized in net periodic pension cost for 2011 are less than $1 million for prior service credits and $22 million ($14 million net of tax and noncontrolling interests) for actuarial losses.

FCX does not expect to have any plan assets returned to it in 2011.

Plan assets are classified within a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), then to significant observable inputs (Level 2) and the lowest priority to significant unobservable inputs (Level 3). For further discussion of the different levels of the fair value hierarchy, refer to Note 16.

A summary of the fair value hierarchy for pension plan assets associated with the FCX plans follows:

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$7	$7	$–	$–
Equity securities:
U.S. large-cap core	295	161	134	–
U.S. small-cap core	101	60	41	–
Emerging markets equity core	75	75	–	–
International equity core	71	–	71	–
International equity value	57	57	–	–
Other	6	6	–	–
Fixed income securities:
Government bondsa	215	68	147	–
Corporate bondsa	146	72	74	–
Index-linked government bonds	7	1	6	–
Other	10	–	10	–
Other types of investments:
Private equity funds	46	–	–	46
Real estate	76	48	–	28
Total	$1,112	$555	$483	$74

a.	At the end of 2010, FCX reevaluated its level determinations and transferred $68 million of government bonds and $38 million of corporate bonds from Level 2 to Level 1.

Following is a description of the valuation techniques used for pension plan assets measured at fair value associated with the FCX plans. There have been no changes in the techniques used at December 31, 2010.

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

A summary of the fair value hierarchy for pension plan assets associated with the PT Freeport Indonesia plan follows:

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$49	$49	$–	$–
Common stocks	29	29	–	–
Government bonds	19	19	–	–
Total	$97	$97	$–	$–

Following is a description of the valuation techniques used for pension plan assets measured at fair value associated with the PT Freeport Indonesia plan. There have been no changes in the techniques used at December 31, 2010.

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

A summary of changes in the fair value of FCX’s Level 3 pension plan assets for the year ended December 31, 2010, follows:

		Private
	Real	Equity
	Estate	Funds	Total
Balance at January 1, 2010	$25	$40	$65
Actual return on plans assets:
Realized gains	2	–	2
Net unrealized gains related to
assets still held at the end of the year	1	2	3
Purchases	–	7	7
Settlements, net	–	(3)	(3)
Balance at December 31, 2010	$28	$46	$74

Atlantic Copper’s plan is administered by a third-party insurance company, and Atlantic Copper is not provided asset allocations.

The expected benefit payments for FCX’s (including FMC’s plans; and FCX’s SERP, director and excess benefits plans), PT Freeport Indonesia’s and Atlantic Copper’s pension plans follow:

		PT Freeport	Atlantic
	FCX	Indonesiaa	Copperb
2011	$87	$9	$8
2012	137	9	8
2013	89	9	8
2014	91	10	8
2015	93	11	8
2016 through 2020	514	87	37

a.	Based on a December 31, 2010, exchange rate of 8,990 Indonesian rupiah to one U.S. dollar.

b.	Based on a December 31, 2010, exchange rate of $1.34 per euro.

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

The discount rate for FCX’s postretirement medical and life insurance benefit plans was determined on the same basis as FCX’s pension plans.

Information on the postretirement benefit plans as of December 31 follows:

	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$265	$257
Service cost	1	1
Interest cost	13	15
Actuarial losses (gains)	(13)	20
Curtailmentsa	–	(3)
Special retirement benefitsa	–	2
Benefits paid, net of employee and partner contributions,
and Medicare Part D subsidy	(26)	(27)
Benefit obligation at end of year	240	265

Change in plan assets:
Fair value of plan assets at beginning of year	–	–
Actual return on plans assets	–	–
Employer and partner contributions	30	30
Employee contributions	11	9
Benefits paid	(41)	(39)
Fair value of plan assets at end of year	–	–

Funded status	$(240)	$(265)

Discount rate assumption	4.90%	5.20%

Balance sheet classification of funded status:
Accounts payable and accrued liabilities	$(26)	$(29)
Other liabilities	(214)	(236)
Total	$(240)	$(265)

a.	Resulted from revised mine operating plans and reductions in the workforce (refer to Note 17 for further discussion).

Included in accumulated other comprehensive income (loss) are the following amounts that have not been recognized in net periodic benefit cost: unrecognized prior service credits of less than $1 million and unrecognized actuarial losses of $3 million ($2 million net of tax and noncontrolling interests) at December 31, 2010; and unrecognized prior service credits of less than $1 million and unrecognized actuarial losses of $15 million ($12 million net of tax and noncontrolling interests) at December 31, 2009. The amount expected to be recognized in net periodic benefit cost for 2011 is less than $1 million for prior service credits.

Expected benefit payments for these plans total $26 million for 2011, $24 million for 2012, $23 million for 2013, $22 million for 2014, $21 million for 2015 and $91 million for 2016 through 2020.

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for FCX’s postretirement benefits for the years ended December 31 follow:

	2010	2009	2008
Weighted-average assumptionsa:
Discount rate	5.20%	6.30%	6.00%
Expected return on plan assets – medical retireeb	N/A	N/A	3.30%
Expected return on plan assets – life retireeb	N/A	N/A	4.30%

Service cost	$1	$1	$1
Interest cost	13	15	14
Expected return on plan assetsb	–	–	(4)
Curtailmentsc	–	(3)	23
Special retirement benefitsc	–	2	–
Net periodic benefit cost	$14	$15	$34

a.	The assumptions shown only relate to the FMC plans.

b.
During 2008, the two Voluntary Employees’ Beneficiary Association (VEBA) trusts were amended to allow benefit payments for both active employees and retirees; therefore, the VEBA trusts no longer qualified as plan assets.

c.	Resulted from revised mine operating plans and reductions in the workforce (refer to Note 17 for further discussion).

The assumed medical-care trend rates at December 31 follow:

	2010	2009
Medical-care cost trend rate assumed for
the next year	8.25%	8.5%
Rate to which the cost trend rate is assumed
to decline (the ultimate trend rate)	4.75%	5.0%
Year that the rate reaches the ultimate trend rate	2025	2020

The effect of a one-percent increase or decrease in the medical-care cost trend rates assumed for postretirement medical benefits would result in increases or decreases of less than $1 million in the aggregate service and interest cost components; for the postretirement benefit obligation, the effect of a one-percent increase is approximately $8 million and the effect of a one-percent decrease is approximately $7 million.

FCX has a number of postemployment plans covering severance, long-term disability income, continuation of health and life insurance coverage for disabled employees or other welfare benefits. The accumulated postemployment benefit consisted of a current portion of $8 million (included in accounts payable and accrued liabilities) and a long-term portion of $53 million (included in other liabilities) at December 31, 2010, and a current portion of $7 million (included in accounts payable and accrued liabilities) and a long-term portion of $49 million (included in other liabilities) at December 31, 2009.

FCX also sponsors savings plans for the majority of its U.S. employees. The plans allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. These savings plans are principally qualified 401(k) plans for all U.S. salaried and non-bargained hourly employees. In these plans, participants exercise control and direct the investment of their contributions and account balances among various investment options. FCX matches a percentage of employee pre-tax deferral contributions up to certain limits, which vary by plan. In addition, prior to January 1, 2009, the FMC principal savings plan included a profit sharing feature for its non-bargained employees. Effective January 1, 2009, the FMC principal savings plan was merged into the FCX savings plan, which does not include a profit sharing feature.

During 2000, FCX and FM Services Company enhanced their primary savings plan for substantially all their employees following their decision to terminate their defined benefit pension plans. Subsequent to the enhancement, FCX and FM Services Company contribute amounts to individual accounts totaling either 4 percent or 10 percent of each employee’s pay, depending on a combination of each employee’s age and years of service as of June 30, 2000. For employees whose eligible compensation exceeds certain levels, FCX provides an unfunded defined contribution plan. The balance of this liability totaled $49 million on December 31, 2010, and $43 million on December 31, 2009.

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

The costs charged to operations for FCX’s, FM Services Company’s, and FMC’s employee savings plans and defined contribution plans totaled $36 million in 2010, $30 million in 2009 and $58 million in 2008.

FCX has other employee benefit plans, certain of which are related to FCX’s financial results, which are recognized in operating costs.

NOTE 11.  STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Common Stock.  At the 2008 annual stockholder meeting, FCX’s stockholders approved an increase in FCX’s authorized shares of capital stock to 1.85 billion shares, consisting of 1.8 billion shares of common stock and 50 million shares of preferred stock. Authorized shares were not affected by the two-for-one stock split.

In December 2010, FCX’s Board of Directors declared a two-for-one split of its common stock in the form of a stock dividend on issued and outstanding shares. Common shareholders of record at the close of business on January 15, 2011, received one additional share of common stock for every share they owned as of that date. The additional shares were issued on February 1, 2011, and increased the number of shares outstanding to approximately 945 million from approximately 472 million. The par value of FCX’s common stock remains at $0.10 per share. All references to shares of common stock and per common share amounts have been retroactively adjusted to reflect the two-for-one stock split, unless otherwise noted. FCX’s common stock began trading on a post-split basis on February 2, 2011.

In July 2008, FCX’s Board of Directors approved an increase in the open-market share purchase program for up to 30 million shares. During 2008, on a pre-split basis, FCX acquired 6.3 million shares for $500 million ($79.15 per share average) and 23.7 million shares remain available under this program. During September 2008, because of the financial turmoil and the decline in copper and molybdenum prices, FCX suspended its purchases of shares under its open-market share purchase program. The timing of future purchases of FCX’s common stock is dependent on many factors, including FCX’s operating results, cash flows and financial position; copper, molybdenum and gold prices; the price of FCX’s common stock; and general economic and market conditions.

In February 2009, FCX completed a public offering of 53.6 million shares of FCX common stock at an average price of $14.00 per share, which generated gross proceeds of $750 million (net proceeds of approximately $740 million).

In December 2008, FCX’s Board of Directors suspended the cash dividend on FCX’s common stock; accordingly, there were no common stock dividends paid in 2009. In October 2009, FCX’s Board of Directors reinstated a cash dividend on FCX’s common stock at an annual rate of $0.30 per share. FCX’s Board of Directors authorized an increase in the cash dividend on FCX’s common stock to an annual rate of $0.60 per share in April 2010 and then to an annual rate of $1.00 per share in October 2010. In December 2010, FCX declared a supplemental common stock dividend of $0.50 per share, which was paid on December 30, 2010, to common shareholders of record at the close of business on December 20, 2010. On December 29, 2010, FCX declared a regular quarterly dividend of $0.25 per share, which was paid on February 1, 2011, to common shareholders of record at the close of business on January 15, 2011. The Board of Directors will continue to review FCX’s financial policy on an ongoing basis.

Preferred Stock.  On March 28, 2007, FCX sold 28.75 million shares of 6¾% Mandatory Convertible Preferred Stock, with a liquidation preference of $100 per share, for net proceeds of $2.8 billion. The 6¾% Mandatory Convertible Preferred Stock were automatically converted on May 1, 2010, into shares of FCX common stock. The conversion rate was adjustable upon the occurrence of certain events, including the payment in any quarter of common stock dividends exceeding $0.15625 per share, and, for shares converted on May 1, 2010, depended on the applicable average market price of FCX’s common stock over the 20-trading-day period ending on the third trading day prior to May 1, 2010. Holders could elect to convert at any time prior to May 1, 2010, at a conversion rate equal to 2.7432 shares of FCX common stock. During 2010, a total of 28,749,560 outstanding shares of FCX’s 6¾% Mandatory Convertible Preferred Stock were converted into 78.9 million shares of FCX common stock (conversion rate equal to 2.7432 shares of FCX common stock).

In March 2004, FCX sold 1.1 million shares of 5½% Convertible Perpetual Preferred Stock for net proceeds of $1.1 billion. The conversion rate was adjustable upon the occurrence of certain events, including the payment in any quarter of common stock dividends exceeding $0.10 per share. As a result of the quarterly and supplemental common stock dividends paid through August 31, 2009, each share of preferred stock was convertible into 43.061 shares of FCX common stock, equivalent to a conversion price of approximately $23.22 per common share. In December 2008, through privately negotiated transactions, FCX induced conversion of 268,331 shares of its 5½% Convertible Perpetual Preferred Stock with a liquidation preference of $268 million into 11.5 million shares of FCX common stock. To induce conversion of these shares, FCX issued to the holders an additional 2.0 million shares of FCX common stock valued at $22 million, which was recorded as losses on induced conversions in the consolidated statements of operations. In September 2009, FCX called for redemption the remaining outstanding shares of its 5½% Convertible Perpetual Preferred Stock. Of the 831,554 shares outstanding at the time of the call, 830,529 shares were converted into 35.8 million shares of FCX common stock, and the remaining 1,025 shares were redeemed for approximately $1 million in cash.

Stock Award Plans.  FCX currently has awards outstanding under its stock-based compensation plans, including two Phelps Dodge plans resulting from the acquisition. As of December 31, 2010, only two of the plans, both of which are stockholder approved (which are discussed below), have awards available for grant.

The 2003 Stock Incentive Plan (the 2003 Plan) provides for the issuance of stock options, SARs, restricted stock, restricted stock units and other stock-based awards. The 2003 Plan allows FCX to grant awards for up to 16 million common shares to eligible participants. In 2006, FCX’s stockholders approved the 2006 Stock Incentive Plan (the 2006 Plan), and FCX’s stockholders approved amendments to the plan in 2007 primarily to increase the number of shares available for grants and in 2010 to permit grants to outside directors. The 2006 Plan provides for the issuance of stock options, SARs, restricted stock, restricted stock units and other stock-based awards for up to 74 million common shares. As of December 31, 2010, shares available for grant totaled 41.7 million shares under the 2006 Plan and less than 30,000 shares under the 2003 Plan.

In connection with the Phelps Dodge acquisition, former Phelps Dodge stock options and restricted stock awards were converted into 1,613,190 FCX stock options and 174,782 FCX restricted stock awards, which retain the terms by which they were originally granted under Phelps Dodge’s plans. The stock options carry a maximum term of 10 years with 1,344,268 stock options vested upon the acquisition of Phelps Dodge and 268,922 stock options that vested ratably over a three-year period or the period until the participant became retirement-eligible, whichever was shorter. Restricted stock awards generally became fully vested in five years, with a majority of these shares having graded-vesting features in which 25 percent of the shares would vest on the third and fourth anniversaries of the award and the remaining 50 percent in the fifth year. In February 2010, the former Phelps Dodge restricted stock agreements were amended to accelerate the vesting period of the restricted stock awards that were converted upon the acquisition of Phelps Dodge; therefore, these restricted stock awards (excluding the cash portion that resulted from the conversion of these restricted stock awards at the time of the acquisition) became fully vested. The fair value of the restricted stock awards was determined based on the quoted market price at the time of the acquisition.

Stock-Based Compensation Cost. Compensation cost charged against earnings for stock-based awards for the years ended December 31 follows:

	2010	2009	2008
Stock options awarded to employees (including directors)	$84	$67	$66
Stock options awarded to nonemployees	5	5	5
Restricted stock units awarded to employees
(including directors)	30	29	56
Restricted stock units in lieu of cash awards	–	–	(29	)a
Restricted stock awards to employees	1	2	3
Stock appreciation rights (SARs)	2	4	(6)
Total stock-based compensation costb	122	107	95
Tax benefit	(45)	(41)	(36)
Noncontrolling interests’ share	(3)	(3)	(2)
Impact on net income (loss)	$74	$63	$57

a.	Reflects an adjustment related to 2007 awards.

b.
Amounts are before Rio Tinto’s share of the cost of employee exercises of in-the-money stock options, which decreased consolidated selling, general and administrative expenses by $4 million in 2010, $2 million in 2009 and $1 million in 2008.

FCX did not capitalize any stock-based compensation costs to property, plant, equipment and development costs during the years ended December 31, 2010, 2009 and 2008.

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

A summary of options outstanding as of December 31, 2010, including 95,896 SARs, and changes during the year ended December 31, 2010, follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Option Price	Term (years)	Value
Balance at January 1	24,921,594	$27.59
Granted	8,303,000	36.15
Exercised	(6,081,650)	27.54
Expired/Forfeited	(212,500)	30.29
Balance at December 31	26,930,444	30.22	7.4	$803

Vested and exercisable at December 31	9,079,694	31.00	5.9	$264

Summaries of options outstanding, including SARs, and changes during the years ended December 31 follow:

	2009		2008
		Weighted-		Weighted-
		Average		Average
	Number of	Option	Number of	Option
	Options	Price	Options	Price
Balance at January 1	19,705,894	$32.49	21,519,596	$29.09
Granted	7,302,000	12.94	2,899,000	45.55
Exercised	(1,571,874)	20.15	(4,397,202)	24.25
Expired/Forfeited	(514,426)	30.29	(315,500)	35.21
Balance at December 31	24,921,594	27.59	19,705,894	32.49

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model. Expected volatility is based on implied volatilities from traded options on FCX’s stock and historical volatility of FCX’s stock. FCX uses historical data to estimate future option exercises, forfeitures and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected dividend rate is calculated using the annual dividend (excludes supplemental dividends) at the date of grant. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option at the grant date. The weighted-average assumptions used to value stock option awards during the years ended December 31 follow:

	2010	2009	2008
Expected volatility	51.9%	70.6%	49.3%
Expected life of options (in years)	4.61	4.37	4.60
Expected dividend rate	0.8%	–%	2.0%
Risk-free interest rate	2.2%	1.5%	3.3%

The weighted-average grant-date fair value of options granted was $15.33 per option during 2010, $7.14 per option during 2009 and $17.45 per option during 2008. The total intrinsic value of options exercised was $129 million during 2010, $24 million during 2009 and $128 million during 2008. The total fair value of options vested was $61 million during 2010, $70 million during 2009 and $61 million during 2008. As of December 31, 2010, FCX had $107 million of total unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted-average period of 1.6 years.

The following table includes amounts related to exercises of stock options and SARs and vesting of restricted stock units and restricted stock awards during the years ended December 31:

	2010	2009	2008
FCX shares tendered to pay the exercise price
and/or the minimum required taxesa	934,099	542,786	823,915
Cash received from stock option exercises	$109	$18	$56
Actual tax benefit realized for tax deductions	50	21	78
Amounts FCX paid for employee taxes	28	12	34
Amounts FCX paid for exercised SARs	1	1	1

a.
Under terms of the related plans, upon exercise of stock options and vesting of restricted stock units and restricted stock awards, employees may tender FCX shares to FCX to pay the exercise price and/or the minimum required taxes. These treasury shares were not affected by the two-for-one stock split.

Restricted Stock Units. Prior to December 2008, FCX had a restricted stock program that allowed FCX senior executives to elect to receive restricted stock units in lieu of all or part of their annual cash incentive compensation. Effective December 2, 2008, the Board of Directors discontinued this program and, thereafter, initiated a new annual incentive plan for the FCX executive officers. The annual incentive plan requires that a portion of each executive’s annual bonus be paid in restricted stock units that will continue to be subject to a performance condition for three years. The annual incentive award is a function of FCX’s consolidated operating cash flows for the preceding year and, therefore, considered a performance-based award. The restricted stock units vest ratably over three years, and this plan provides that the FCX executive officers will receive the following year’s vesting upon retirement provided the performance condition is met. The fair value of the restricted stock units are estimated based on projected operating cash flows for the year and are charged to expense ratably over three years, beginning with the year during which the cash flows were generated as performance of services commenced in the calendar year preceding the date of grant.

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

FCX grants restricted stock units to its directors. The restricted stock units vest over four years. The fair value of the restricted stock units is amortized over the four-year vesting period or the period until the director becomes retirement-eligible, whichever is shorter. Upon a director’s retirement, all of their unvested restricted stock units immediately vest. For retirement-eligible directors, the fair value of restricted stock units is recognized in earnings on the date of grant.

A summary of outstanding restricted stock units as of December 31, 2010, and activity during the year ended December 31, 2010, follows:

		Weighted-
		Average
	Number of	Remaining	Aggregate
	Restricted	Contractual	Intrinsic
	Stock Units	Term (years)	Value
Balance at January 1	2,873,998
Granted	671,734
Vested	(1,401,486)
Forfeited	(3,332)
Balance at December 31	2,140,914	1.1	$129

The total grant-date fair value of restricted stock units granted during the year ended December 31, 2010, was $23 million. The total intrinsic value of restricted stock units vested was $50 million during 2010, $22 million during 2009 and $33 million during 2008. As of December 31, 2010, FCX had $9 million of total unrecognized compensation cost related to unvested restricted stock units expected to be recognized over a weighted-average period of less than one year.

Restricted Stock Awards. As discussed above, FCX had restricted stock awards that were issued in connection with the Phelps Dodge acquisition. A summary of outstanding restricted stock awards as of December 31, 2010, and activity during the year ended December 31, 2010, follows:

Balance at January 1	74,228
Vested	(74,228)
Balance at December 31	–

The total grant-date fair value of restricted stock awards was $5 million at the acquisition date. The total fair value of shares released or vested was $3 million during 2010 and less than $1 million during 2009 and 2008. As of December 31, 2010, FCX had less than $1 million of total unrecognized compensation cost related to the unvested cash portion, which resulted from the conversion of restricted stock awards at the acquisition date, expected to be recognized over a weighted-average period of less than one year.

NOTE 12.  INCOME TAXES
Geographic sources of income (loss) before income taxes and equity in affiliated companies’ net earnings for the years ended December 31 consist of the following:

	2010	2009	2008
United States	$1,307	$98	$(13,850)
Foreign	7,205	5,718	541
Total	$8,512	$5,816	$(13,309)

FCX’s provision for (benefit from) income taxes for the years ended December 31 consists of the following:

	2010	2009	2008
Current income taxes:
Federal	$207	$19	$536
State	27	7	14
Foreign	2,500	2,172	1,261
Total current	2,734	2,198	1,811

Deferred income taxes (benefits):
Federal	20	(70)	(3,635)
State	(10)	79	(686)
Foreign	239	100	(657)
Total deferred	249	109	(4,978)

Valuation allowance on prior year deferred
tax asset	–	–	323

Provision for (benefit from) income taxes	$2,983	$2,307	$(2,844)

A reconciliation of the U.S. federal statutory tax rate to FCX’s effective income tax rate for the years ended December 31 follows:

	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$2,979	35%	$2,036	35%	$(4,658)	35%
Foreign tax credit limitation	93	1	112	2	95	(1)
Percentage depletion	(263)	(3)	(168)	(3)	(336)	3
Withholding taxes	174	2	228	4	4	–
Valuation allowance on minimum
tax credits	18	–	104	2	359	(3)
Goodwill impairment	–	–	–	–	2,095	(16)
State income taxes	17	–	(2)	–	(437)	3
Other items, net	(35)	–	(3)	–	34	–
Provision for (benefit from)
income taxes	$2,983	35%	$2,307	40%	$(2,844)	21%

FCX paid federal, state, local and foreign income taxes totaling $2.6 billion in 2010, $1.6 billion in 2009 and $2.7 billion in 2008. FCX received refunds of federal, state, local and foreign income taxes of $26 million in 2010, $193 million in 2009 and $123 million in 2008.

The components of deferred taxes follow:

	December 31,
	2010	2009
Deferred tax assets:
Foreign tax credits	$1,837	$1,664
Net operating loss carryforwards	442	521
Minimum tax credits	413	509
Accrued expenses	931	882
Employee benefit plans	215	234
Inventory	164	74
Other	224	136
Deferred tax assets	4,226	4,020
Valuation allowances	(2,226)	(2,157)
Net deferred tax assets	2,000	1,863

Deferred tax liabilities:
Property, plant, equipment and development costs	(3,874)	(3,609)
Undistributed earnings	(917)	(766)
Other	(28)	(66)
Total deferred tax liabilities	(4,819)	(4,441)

Net deferred tax liabilities	$(2,819)	$(2,578)

At December 31, 2010, FCX had U.S. foreign tax credit carryforwards of $1.8 billion that will expire between 2011 and 2020, and U.S. minimum tax credits carryforwards of $413 million that can be carried forward indefinitely, but may be used only to the extent that regular tax exceeds the alternative minimum tax in any given year.

At December 31, 2010, FCX had (i) Congolese net operating loss carryforwards of $898 million that can be carried forward indefinitely, (ii) U.S. net state operating loss carryforwards of $669 million that expire between 2011 and 2030, and (iii) Spanish net operating loss carryforwards of $455 million that expire between 2011 and 2025.

On the basis of available information at December 31, 2010, FCX has provided valuation allowances for certain of its deferred tax assets where FCX believes it is more likely than not that some portion or all of such assets will not be realized. At December 31, 2010, valuation allowances totaled $2.2 billion and covered all of FCX’s U.S. foreign tax credit carryforwards, and a portion of its foreign net operating loss carryforwards, U.S. state net operating loss carryforwards and U.S. minimum tax credit carryforwards. This valuation allowance includes $59 million relating to tax benefits that, if recognized, would be credited directly to other comprehensive income.

At December 31, 2009, valuation allowances totaled $2.2 billion and covered all of FCX’s U.S. foreign tax credit carryforwards and U.S. state net operating loss carryforwards, and a portion of its foreign net operating loss carryforwards and U.S. minimum tax credit carryforwards. This valuation allowance included $44 million relating to tax benefits that, if recognized, would be credited directly to other comprehensive income.

The $69 million increase in the valuation allowance during 2010 was primarily a result of an increase in foreign tax credit carryforwards, partly offset by a decrease in minimum tax credit carryforwards.

In July 2010, the Chilean legislature approved and enacted a temporary increase to the provisional corporate income tax rate for 2011 and 2012. Taxes paid as a result of the increase will be available as a credit against withholding taxes applicable on distributions to non-resident shareholders. As a result, the increase in the corporate income tax rate did not have an impact on our financial results for 2010, and FCX does not expect the change in rates to have a significant impact on its financial results in 2011 and 2012.

In October 2010, the Chilean legislature approved an increase in mining royalty taxes to help fund earthquake reconstruction activities, education and health programs. Mining royalty taxes at FCX’s El Abra and Candelaria mines are currently stabilized through 2017 at a rate of 4 percent and totaled $23 million in 2009 and a net credit of $17 million in 2008. However, under the new legislation, FCX has opted to transfer from its stabilized rate to the new sliding scale of 4 to 9 percent (depending on the operational margin) for the years 2010 through 2012 and will return to its 4 percent rate for the years 2013 through 2017. Beginning in 2018 and through 2023, rates will move to a sliding scale of 5 to 14 percent. As a result of the increase in the mining royalty taxes, FCX recognized an additional tax expense of $17 million ($11 million net of noncontrolling interests) in 2010.

A summary of the activities associated with FCX’s reserve for unrecognized tax benefits, interest and penalties follows:

	Unrecognized
	Tax Benefits	Interest	Penalties
Balance at January 1, 2009	$238	$23	$–
Additions:
Prior year tax positions	25	*	*
Current year tax positions	12	*	*
Interest and penalties	–	15	–
Decreases:
Prior year tax positions	–	*	*
Current year tax positions	(13)	*	*
Lapse of statute of limitations	(9)	*	*
Interest and penalties	–	(4)	–
Balance at December 31, 2009	253	34	–
Additions:
Prior year tax positions	9	*	*
Current year tax positions	24	*	*
Interest and penalties	–	2	–
Decreases:
Prior year tax positions	(26)	*	*
Current year tax positions	–	*	*
Lapse of statute of limitations	(60)	*	*
Interest and penalties	–	(3)	–
Balance at December 31, 2010	$200	$33	$–

*	Amounts not allocated.

The reserve for unrecognized tax benefits of $200 million at December 31, 2010, includes $133 million ($77 million net of income tax benefits) that, if recognized, would reduce FCX’s provision for income taxes.

Changes in the reserve for unrecognized tax benefits associated with current year tax positions were primarily related to uncertainties associated with FCX’s cost recovery methods. Changes in the reserve for unrecognized tax benefits associated with prior year tax positions were primarily related to the refinement of estimated information to actual and the expiration of statute of limitations.

FCX or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years for FCX and its significant subsidiaries that remain subject to examination are as follows:

Jurisdiction	Years Under Examination	Additional Open Years
U.S. Federal	2005-2006,	2010
	Short Year Ending March 19, 2007
	Short Year Ending December 31, 2007
	2008-2009
Indonesia	2005-2008	2009-2010
Peru	2006	2002-2005, 2007-2010
Chile	2009	2010
Arizona	2003-2007	2008-2010
New Mexico	–	2003-2010

NOTE 13.  CONTINGENCIES
Environmental. FCX incurred aggregate environmental capital expenditures and other environmental costs, including joint venture partners’ share, totaling $372 million in 2010, $289 million in 2009 and $377 million in 2008.

FCX subsidiaries that operate in the U.S. are subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. FCX subsidiaries that operate in the U.S. also are subject to potential liabilities arising under CERCLA or similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment, including damages to natural resources, irrespective of when the damage to the environment occurred or who caused it. That liability often is shared on a joint and several basis with all other owners and operators, meaning that each owner or operator of the property is fully responsible for the cleanup, although in many cases some or all of the other historical owners or operators no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of FCX’s acquisition of Phelps Dodge in 2007, many of the subsidiary companies FCX now owns are responsible for a wide variety of environmental remediation projects throughout the U.S. FCX expects to spend substantial sums annually for many years to address those remediation issues. Certain FCX subsidiaries have been advised by the U.S. Environmental Protection Agency (EPA), the Department of the Interior, the Department of Agriculture and several state agencies that, under CERCLA or similar state laws and regulations, they may be liable for costs of responding to environmental conditions at a number of sites that have been or are being investigated to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. As of December 31, 2010, FCX had more than 100 active remediation projects in the U.S. in 27 states. FCX is also subject to claims where the release of hazardous substances is alleged to have damaged natural resources.

A summary of changes in environmental obligations for the years ended December 31 follows:

	2010	2009	2008
Balance at beginning of year	$1,464	$1,401	$1,268
Liabilities assumed in the acquisition of Phelps Dodge	–	–	117
Accretion expensea	97	102	95
Additions	19	40	36
Reductions	–	(3)	(1)
Spending	(158)	(76)	(114)
Balance at end of year	1,422	1,464	1,401
Less current portion	(138)	(168)	(120)
Long-term portion	$1,284	$1,296	$1,281

a.	Represents accretion of the fair value of environmental obligations assumed in the acquisition of Phelps Dodge, which were determined on a discounted cash flow basis.

Estimated environmental cash payments (on an undiscounted and unescalated basis) total $138 million in 2011, $93 million in 2012, $86 million in 2013, $49 million in 2014, $65 million in 2015 and $1.9 billion thereafter.

As a result of the acquisition of Phelps Dodge, FCX was required to record Phelps Dodge’s environmental obligations at fair value on the acquisition date in accordance with business combination accounting guidance. Significant adjustments to these obligations could occur in the future. New environmental obligations will be recorded as described in Note 1 under “Environmental Expenditures.” At December 31, 2010, FCX’s environmental obligations totaled $2.3 billion on an undiscounted and unescalated basis ($1.4 billion on a discounted fair value basis), and FCX estimates it is reasonably possible that these obligations could range between $1.9 billion and $3.3 billion on an undiscounted and unescalated basis.

FCX believes that there may be potential claims for recovery from other third parties, including the U.S. government and other PRPs. These potential recoveries are not recognized unless realization is considered probable.

At December 31, 2010, the most significant environmental obligations were associated with the Pinal Creek site in Arizona, the Newtown Creek site in New York City, several historical smelter sites principally located in Arizona,

Kansas, Oklahoma and Pennsylvania, and uranium mining sites in the western U.S. The recorded environmental obligations for these sites totaled $1.1 billion at December 31, 2010. A discussion of these sites follows.

Pinal Creek. The Pinal Creek site was listed under the Arizona Department of Environmental Quality’s (ADEQ) Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation was performed by members of the Pinal Creek Group (PCG), consisting of Phelps Dodge Miami, Inc. (Miami), a wholly owned subsidiary of FMC, and two other companies. In 1998, the District Court approved a Consent Decree between the PCG members and the state of Arizona resolving all matters related to an enforcement action contemplated by the state of Arizona against the PCG members with respect to groundwater contamination. The Consent Decree committed the PCG members to complete the remediation work outlined in the Consent Decree, and that work continues at this time and is expected to continue for many years in the future. Miami also was a party to litigation entitled Pinal Creek Group, et al. v. Newmont Mining Corporation, et al., United States District Court, District of Arizona, Case No. CIV 91-1764 PHX DAE (LOA), filed on May 1, 1991. Pursuant to a settlement in 2010, Miami paid $40 million to certain members of the PCG to settle the allocation of previously incurred costs, and agreed to take full responsibility for future groundwater remediation at the Pinal Creek site, with limited exceptions. The settlement did not result in a change to the obligation, which was estimated at fair value when assumed in the Phelps Dodge acquisition.

Newtown Creek. From the 1930s until 1964, Phelps Dodge Refining Corporation (PDRC), a subsidiary of FMC, operated a smelter, and from the 1930s until 1984, it operated a refinery, on the banks of Newtown Creek, which is a 3.5 mile-long waterway that forms part of the boundary between Brooklyn and Queens in New York City. Heavy industrialization along the banks of Newtown Creek and discharges from the City of New York’s sewer system over more than a century resulted in significant environmental contamination of the waterway. The New York Attorney General previously notified several companies, including PDRC, about possible obligations to clean up sediments in Newtown Creek. In March and April 2010, EPA notified PDRC and five others that EPA considers them to be PRPs under CERCLA. The notified parties began working with EPA to identify other PRPs, and EPA proposed that the notified parties perform a Remedial Investigation/Feasibility Study (RI/FS) at their expense and reimburse EPA for its oversight costs. EPA is not expected to propose a remedy until after an RI/FS is completed, which is expected to take several years. On September 29, 2010, EPA designated Newtown Creek as a Superfund site. These actions did not result in an adjustment to the obligation, which was estimated at fair value when assumed in the Phelps Dodge acquisition. The actual costs of fulfilling these remedial obligations and the allocation of these costs among PRPs are uncertain and subject to change based on characterization information, EPA remedy selection and related allocation determinations.

Historical Smelter Sites. FMC and its predecessors at various times owned or operated copper and zinc smelters in several states, including Arizona, Kansas, Oklahoma and Pennsylvania. For some of these smelter sites, certain FCX subsidiaries have been advised by EPA or state agencies that they may be liable for costs of investigating and, if appropriate, remediating environmental conditions associated with the smelters. At other sites, certain FCX subsidiaries have entered into state voluntary remediation programs to investigate and, if appropriate, remediate site conditions associated with the smelters. The historical smelter sites are in various stages of assessment and remediation. The two most significant environmental obligations for historical smelter sites relate to Blackwell, Oklahoma, and Bisbee, Arizona.

From 1916 to 1974, Blackwell Zinc Company, Inc. (BZC), an indirect subsidiary of FCX, owned and operated a zinc smelter in Blackwell, Oklahoma. In 1974, the smelter was demolished and the property deeded to the Blackwell Industrial Authority. Pursuant to an administrative order with the state of Oklahoma, BZC undertook remedial actions in Blackwell in 1996 and 1997, including sampling the nearby residential and commercial properties, and removing soils on properties that were found to have metal concentrations above state-established cleanup standards. From 1997 to 2003, BZC investigated the nature and extent of groundwater contamination potentially attributable to the former smelter and evaluated options for remedying such contamination. In 2003, the state of Oklahoma adopted a cleanup plan requiring the installation of a groundwater extraction and treatment system and the closure of domestic groundwater wells within the groundwater plume area. BZC has completed the construction of a groundwater extraction and treatment system, with system startup and initial discharge of treated water occurring in October 2010.

In 2007, FCX, on behalf of BZC, commenced a voluntary community outreach program by inviting property owners in and around Blackwell to have their properties sampled for the presence of smelter-related contaminants, and offering to remediate properties whose soils were found to have metal concentrations above state-established cleanup standards. With the exception of possible related interior cleanup work, residential yard cleanups, which started in October 2008, are essentially complete; although it is possible that additional homeowners could request to participate in the sampling/remediation program in the future. All of these soil sampling and remediation activities are being coordinated with, and supervised by, the state of Oklahoma.

On April 14, 2008, a purported class action was filed against FCX and several of its direct and indirect subsidiaries, including BZC, entitled Coffey, et al., v. Freeport-McMoRan Copper & Gold, Inc., et al., Kay County, Oklahoma District Court, Case No. CJ-2008-68. This suit alleges that the operations of BZC’s zinc smelter in Blackwell, Oklahoma, from 1918 to 1974 resulted in contamination of soils and groundwater in Blackwell and the surrounding area. The complaint seeks unspecified compensatory and punitive damages on behalf of the putative class members, consisting of current and former residents and property owners, for alleged diminution in property values. Plaintiffs also requested an order compelling remediation of allegedly contaminated properties and the establishment of a monetary fund to pay for monitoring the present and future health of the putative class members. On February 2, 2010, the court granted FCX’s motion to dismiss the plaintiffs’ medical monitoring claims, and the court denied plaintiffs’ request for reconsideration at a hearing on May 6, 2010.

On December 7, 2009, 18 individuals filed a related suit (Brown et al. v. Freeport-McMoRan Copper & Gold Inc., et al., Kay County, Oklahoma District Court, Case No. CJ-2009-213), alleging personal injuries resulting from exposure to lead and seeking compensatory and punitive damages. In March 2010, the case was removed to the U.S. District Court for the Western District of Oklahoma in Oklahoma City (CIV-10-295-HE). On July 23, 2010, the federal district court denied plaintiffs’ request to remand the suit to state court. FCX intends to defend both of these matters vigorously and no estimates can be made for ranges of losses that are reasonably possible with respect to these two cases.

On October 15, 2009, the City of Blackwell and the Blackwell Municipal Authority filed an action in District Court of Kay County, Oklahoma, against FCX and several of its direct and indirect subsidiaries, including BZC, entitled City of Blackwell et al. v. Freeport-McMoRan Copper & Gold, Inc, et al., Kay County, Oklahoma District Court, Case No. CJ-2009-15B. The suit alleged that the operations of BZC’s zinc smelter resulted in contamination of the soils and groundwater in the City of Blackwell. The plaintiffs alleged nuisance, trespass, negligence and unjust enrichment and claimed unspecified actual, equitable (for unjust enrichment) and punitive damages. In February 2010, FCX reached a partial settlement with the City of Blackwell and the Blackwell Municipal Authority by paying $54 million (included in accounts payable and accrued liabilities at December 31, 2009) to settle all of the claims except for future damages relating to the potential failure of FCX’s groundwater remediation system (which commenced startup in October 2010) to prevent contamination from entering the City of Blackwell’s wastewater treatment system.

From the 1880s until 1975, FMC and certain predecessor and subsidiary entities operated a copper mine near Bisbee, Arizona. A series of smelters operated in Bisbee from approximately 1879 through 1908. In 2000, FMC entered the Bisbee area into the Arizona Voluntary Remediation Program (VRP) administered by ADEQ. In 2008, FMC expanded the VRP project to include other communities near Bisbee and commenced a voluntary community outreach program inviting property owners to have soils at their properties sampled for the presence of smelter and mine-related metals. For property owners whose soils are found to have metal concentrations above ADEQ-established cleanup standards, FMC has offered to remove the impacted soils and replace them with clean soils. As a result, FCX charged operating income and increased its environmental obligation for Bisbee soil cleanup by $31 million in 2009. For those property owners that requested sampling, approximately 47 percent require some level of cleanup. As of January 31, 2011, approximately 10 percent of the residential cleanups were completed.

Uranium Mining Sites. During a period between 1940 and the early 1970s, certain FMC predecessor entities were involved in uranium exploration and mining in the western U.S. Similar exploration and mining activities by other companies have caused environmental impacts that have warranted remediation, and EPA and local authorities are currently evaluating the need for significant cleanup activities in the region. To date, FMC has undertaken remediation at a limited number of sites associated with these predecessor entities. FCX recognized the existence of a potential liability and established environmental obligations for former uranium sites. An initiative to gather additional information about sites in the region is ongoing, and information gathered under this initiative was submitted to EPA Region 9 during the second and third quarters of 2008 and the fourth quarter of 2009 in response to an information request by EPA regarding uranium mining activities on Navajo Nation properties. FCX utilized the results of FMC’s remediation experience, in combination with historical and updated information gathered to date, to initially estimate the fair value of uranium-related liabilities assumed in the Phelps Dodge acquisition. No new information has been developed through the date of the financial statements that requires an adjustment to the initial fair value estimate of those environmental obligations.

Asset Retirement Obligations (AROs). FCX’s ARO cost estimates are reflected on a third-party cost basis and comply with FCX’s legal obligation to retire tangible, long-lived assets.

A summary of changes in FCX’s AROs for the years ended December 31 follows:

	2010	2009	2008
Balance at beginning of year	$731	$712	$728
Liabilities incurred	5	12	5
Revisions to cash flow estimates	105	(17)	21
Accretion expense	54	52	51
Spending	(38)	(28)	(91)
Foreign currency translation adjustment	(1)	–	(2)
Balance at end of year	856	731	712
Less current portion	(69)	(46)	(42)
Long-term portion	$787	$685	$670

ARO costs may increase or decrease significantly in the future as a result of changes in regulations, engineering designs and technology, permit modifications or updates, mine plans, inflation or other factors and as actual reclamation spending occurs. ARO activities and expenditures generally are made over an extended period of time commencing near the end of the mine life; however, certain reclamation activities may be accelerated if legally required or if determined to be economically beneficial.

During 2010, the revisions to cash flow estimates were primarily related to the increased cost and accelerated timing of closure activities at Chino.

Legal requirements in New Mexico, Arizona and Colorado require financial assurance to be provided for the estimated costs of reclamation and closure, including groundwater quality protection programs. FCX has satisfied financial assurance requirements by using a variety of mechanisms, such as performance guarantees, financial capability demonstrations, trust funds, surety bonds, letters of credit and collateral. The applicable regulations specify financial strength tests that are designed to confirm a company’s or guarantor’s financial capability to fund estimated reclamation and closure costs. The amount of financial assurance FCX is required to provide will vary with changes in laws, regulations and reclamation and closure requirements and cost estimates. At December 31, 2010, FCX’s financial assurance obligations associated with closure and reclamation costs totaled $793 million, of which approximately $482 million was in the form of parent company guarantees and financial capability demonstrations. At December 31, 2010, FCX had trust assets totaling $137 million, which are legally restricted to fund a portion of its AROs for Chino, Tyrone and Cobre as required by New Mexico regulatory authorities.

New Mexico Environmental and Reclamation Programs. FCX’s New Mexico operations are regulated under the New Mexico Water Quality Act and regulations adopted under that act by the Water Quality Control Commission (WQCC). The New Mexico Environment Department (NMED) has required each of these operations to submit closure plans for NMED’s approval. The closure plans must include measures to assure meeting groundwater quality standards following the closure of discharging facilities and to abate any groundwater or surface water contamination. In March 2009, the Tyrone operation appealed the WQCC Final Order, dated February 4, 2009, regarding location of the “places of withdrawal of water,” which provides the statutory basis for determining where groundwater quality standards must be met at FCX’s New Mexico mining sites. In December 2010, Tyrone entered into a settlement agreement with NMED that calls for a two-year stay of the appeal while NMED and the WQCC complete several administrative actions, including renewal of Tyrone’s closure permit consistent with the terms of the settlement, review and approval of a groundwater abatement plan and adoption of alternative abatement standards, and adoption of new groundwater discharge permit rules for copper mines. The settlement agreement is contingent on the WQCC’s joining, and the Court of Appeal’s granting, a motion to stay Tyrone’s pending appeal. If the administrative actions are concluded consistent with the terms of the settlement agreement within the two-year period of the stay, then Tyrone will move to dismiss the appeal. Finalized closure plan requirements, including those resulting from the actions to be taken under the settlement agreement, could result in increases in the Tyrone, Chino and Cobre closure costs.

FCX’s New Mexico operations also are subject to regulation under the 1993 New Mexico Mining Act (the Mining Act) and the related rules that are administered by the Mining and Minerals Division (MMD) of the New Mexico Energy, Minerals and Natural Resources Department. Under the Mining Act, mines are required to obtain approval of plans describing the reclamation to be performed following cessation of mining operations. At December 31, 2010, FCX had accrued reclamation and closure costs of $405 million for its New Mexico operations. As stated above, additional accruals may be required based on the state’s review of FCX’s updated closure plans and any resulting permit conditions, and the amount of those accruals could be material.

Arizona Environmental and Reclamation Programs. FCX’s Arizona properties are subject to regulatory oversight in several areas. ADEQ has adopted regulations for its aquifer protection permit (APP) program that require permits for certain facilities, activities and structures used for mining, concentrating and smelting and require compliance with aquifer water quality standards at an applicable point of compliance well or location. The APP program also may require mitigation and discharge reduction or elimination of some discharges.

An application for an APP requires a description of a closure strategy that will meet applicable groundwater protection requirements following cessation of operations and an estimate of the cost to implement the closure strategy. An APP may specify closure requirements, which may include post-closure monitoring and maintenance. A more detailed closure plan must be submitted within 90 days after a permitted entity notifies ADEQ of its intent to cease operations. A permit applicant must demonstrate its financial ability to meet the closure costs estimated in the APP.

Portions of Arizona mining facilities that operated after January 1, 1986, also are subject to the Arizona Mined Land Reclamation Act (AMLRA). AMLRA requires reclamation to achieve stability and safety consistent with post-mining land use objectives specified in a reclamation plan. Reclamation plans must be approved by the State Mine Inspector and must include an estimate of the cost to perform the reclamation measures specified in the plan. During 2008 and 2009, FCX updated its closure approaches at Sierrita, Tohono and Bagdad to address site-specific regulatory obligations; during 2010, FCX updated its closure approaches for certain facilities at Bagdad and Morenci. FCX will continue to evaluate options for future reclamation and closure activities at its other operating and non-operating sites, which are likely to result in additional adjustments to FCX’s ARO liabilities. At December 31, 2010, FCX had accrued reclamation and closure costs of $214 million for its Arizona operations.

PT Freeport Indonesia Reclamation and Closure Programs. The ultimate amount of reclamation and closure costs to be incurred at PT Freeport Indonesia’s operations will be determined based on applicable laws and regulations and PT Freeport Indonesia’s assessment of appropriate remedial activities in the circumstances, after consultation with governmental authorities, affected local residents and other affected parties and cannot currently be projected with precision. Estimates of the ultimate reclamation and closure costs PT Freeport Indonesia will incur in the future involve complex issues requiring integrated assessments over a period of many years and are subject to revision over time as more complete studies are performed. Some reclamation costs will be incurred during mining activities, while most closure costs and the remaining reclamation costs will be incurred at the end of mining activities, which are currently estimated to continue for more than 30 years. At December 31, 2010, PT Freeport Indonesia had accrued reclamation and closure costs of $129 million and a long-term receivable for Rio Tinto’s share of the obligation of $13 million (included in other assets).

In 1996, PT Freeport Indonesia began contributing to a cash fund ($13 million balance at December 31, 2010) designed to accumulate at least $100 million (including interest) by the end of its Indonesia mining activities. PT Freeport Indonesia plans to use this fund, including accrued interest, to pay mine closure and reclamation costs. Any costs in excess of the $100 million fund would be funded by operational cash flow or other sources.

In December 2010, the Indonesian Minister of the Department of Energy and Mineral Resources revised its regulation regarding mine reclamation and closure, which requires a company to provide a mine closure guarantee in the form of a time deposit placed in a state-owned bank in Indonesia. In accordance with its Contract of Work, PT Freeport Indonesia is working with the Department of Energy and Mineral Resources to review these requirements, including discussion of other options for the mine closure guarantee. In October 2009, PT Freeport Indonesia submitted its mine closure plan to the Department of Energy and Mineral Resources for review and has addressed comments received during the course of this review process.

Litigation.  FCX is involved in various legal proceedings that arise in the ordinary course of business or are associated with environmental issues arising from legacy operations conducted over the years by Phelps Dodge and its affiliates as discussed in this note under “Environmental.”

Since approximately 1990, Phelps Dodge and various subsidiaries have been named as defendants in a large number of lawsuits that claim personal injury from exposure to asbestos allegedly contained in electrical wire products produced or marketed many years ago, either from asbestos contained in buildings and facilities located at properties owned or operated by Phelps Dodge affiliates, or from alleged asbestos in talc products. Many of these suits involve a large number of codefendants. Based on litigation results to date and facts currently known, FCX believes its liability, if any, in these matters will not have a material adverse effect, either individually or in the aggregate, upon its business, financial condition, liquidity, results of operations or cash flow. There can be no assurance, however, that future developments will not alter this conclusion.

On July 12, 2010, FCX was notified by the U.S. Department of Justice, acting at the request of EPA, that the U.S. was preparing to file suit in federal court against two of its wholly owned subsidiaries (Cyprus Mines Corporation and Cyprus Amax Minerals Company, Inc.) and several other parties to recover costs incurred or to be incurred by the U.S. in responding to the release or threatened release of hazardous substances at the Gilt Edge Mine Site in Lawrence County, South Dakota. The letter stated that the U.S. would assert that the Cyprus entities are jointly and severally liable with the other parties for all response costs incurred by the U.S. at this site under CERCLA. The letter asserted that the U.S. had incurred approximately $91 million in response costs and expected to incur significant additional response costs in the future. FCX does not know whether the other parties could contribute materially to reimbursement of these response costs.

FCX has conducted a detailed investigation of this site and has concluded that the Cyprus entities were engaged only in exploration at the site and were not involved in the large-scale mining operation that left the site in its current condition. FCX believes there is a reasonable basis for apportioning the response costs based on historical records of activities at the site, so that the liability of the Cyprus entities should be proportional to the actual harm done, rather than joint and several, as the government asserts. FCX is engaged in discussions with the U.S. and FCX intends to vigorously defend this matter if the government files suit.

Columbian Chemicals Company (Columbian), formerly a subsidiary of Phelps Dodge, has notified FCX of various indemnification claims arising out of the 2005 agreement pursuant to which Columbian was sold. The principal outstanding claims relate to (1) litigation pending against Columbian in West Virginia state court for alleged personal injury and property damage resulting from exposure to carbon black (the carbon black matter) and (2) an investigation being conducted by EPA of potential Clean Air Act violations during the period Columbian was owned by Phelps Dodge (the Clean Air Act matter). FCX believes that its indemnity obligations, if any, for both of these matters are subject to an aggregate limit under the 2005 agreement of approximately $110 million. FCX believes that Columbian’s exposure, if any, for the Clean Air Act matter is below that aggregate limit, but FCX cannot estimate Columbian’s exposure for the carbon black matter. Columbian has asserted in a suit filed in New York state court in April 2010 entitled Columbian Chemicals Company and Columbian Chemicals Acquisition LLC v. Freeport-McMoRan Corporation f/k/a Phelps Dodge Corporation, County of New York, Supreme Court of the State of New York, Index No. 600999/2010, that the carbon black matter is not subject to that limit, and FCX is opposing that assertion. FCX intends to meet its obligations under the 2005 agreement, but will vigorously defend against any effort by Columbian to expansively interpret those obligations.

Letters of Credit, Bank Guarantees and Surety Bonds.  Letters of credit and bank guarantees totaled $97 million at December 31, 2010, primarily for reclamation and environmental obligations, workers’ compensation insurance programs, tax and customs obligations, and other commercial obligations. In addition, FCX had surety bonds totaling $123 million at December 31, 2010, associated with reclamation and closure ($101 million – see discussion above), self-insurance bonds primarily for workers’ compensation ($19 million) and other bonds ($3 million).

Insurance.  FCX purchases a variety of insurance products to mitigate potential losses. The various insurance products typically have specified deductible amounts or self-insured retentions and policy limits. FCX generally is self-insured for U.S. workers’ compensation, but purchases excess insurance up to statutory limits. An actuarial analysis is performed twice a year for various FCX casualty programs, including workers’ compensation, to estimate required insurance reserves. Insurance reserves totaled $67 million at December 31, 2010, which consisted of a current portion of $9 million (included in accounts payable and accrued liabilities) and a long-term portion of $58 million (included in other liabilities).

Other. In October 2010, PT Freeport Indonesia received from the Indonesian tax authorities an assessment for additional taxes approximating $106 million and interest approximating $52 million related to various audit exceptions for 2005. PT Freeport Indonesia has filed objections to these assessments because it believes that it has properly paid taxes for the year 2005 and is working with the Indonesian tax authorities to resolve this matter.

In December 2009, PT Freeport Indonesia was notified by the Large Taxpayer’s Office of the Government of Indonesia that PT Freeport Indonesia is obligated to pay value added taxes on certain goods imported after the year 2000. The amount of taxes and penalties would be significant. PT Freeport Indonesia believes that, pursuant to the terms of its Contract of Work, it is only required to pay value added taxes on these types of goods imported after December 30, 2009. PT Freeport Indonesia has not received an assessment and is working with the applicable government authorities to resolve this matter.

In December 2008, Cerro Verde was notified by SUNAT, the Peruvian national tax authority, of its intent to assess mining royalties related to the minerals processed by the Cerro Verde concentrator, which was added to Cerro Verde’s processing facilities in late 2006. In August 2009, Cerro Verde received an assessment approximating $34 million in connection with its alleged obligations for mining royalties and penalties for the period from October 2006 to December 2007. In April 2010, SUNAT issued a ruling denying Cerro Verde’s protest of the assessment, and in May 2010, Cerro Verde appealed this decision to the Tax Court. Cerro Verde also received an assessment approximating $41 million in mining royalties and penalties for the year 2008 (refer to Note 21 for a discussion of the ruling on this matter in February 2011) and a request for information for mining royalties covering the year 2009. SUNAT may continue to assess mining royalties annually until this matter is resolved by the Tax Court. Cerro Verde is challenging these royalties because it believes that its stability agreement with the Peruvian government exempts from royalties all minerals extracted from its mining concession, irrespective of the method used for processing those minerals. If Cerro Verde is ultimately found responsible for these royalties, it will also be liable for interest, which accrues at rates that range from 7 to 18 percent based on the year accrued and the currency in which the amounts would be payable. At December 31, 2010, the aggregate amount of the October 2006 to December 2007 assessment with interest approximated $57 million, and the 2008 assessment with interest approximated $61 million. These amounts will continue to increase at varying interest rates. No amounts have been accrued for this contingency.

NOTE 14.  COMMITMENTS AND GUARANTEES
Operating Leases.  FCX leases various types of properties, including offices and equipment. A summary of future minimum rentals under these non-cancelable leases at December 31, 2010, follows:

2011	$33
2012	22
2013	17
2014	14
2015	13
Thereafter	84
Total payments	$183

Minimum payments under operating leases have not been reduced by aggregate minimum sublease rentals, which are minimal. Total aggregate rental expense under operating leases was $64 million in 2010, $74 million in 2009 and $90 million in 2008.

Contractual Obligations.  Based on applicable prices at December 31, 2010, FCX has unconditional purchase obligations of $2.8 billion, primarily comprising the procurement of copper concentrates and cathodes ($2.1 billion), transportation ($201 million), electricity ($144 million) and oxygen ($143 million) that are essential to its operations worldwide. Some of FCX’s unconditional purchase obligations are settled based on the prevailing market rate for the service or commodity purchased. In some cases, the amount of the actual obligation may change over time because of market conditions. Obligations for copper concentrates and cathodes provide for deliveries of specified volumes, at market-based prices, to Atlantic Copper and the North America copper mines. Transportation obligations are for South America contracted ocean freight rates and for North America natural gas transportation. Electricity obligations are primarily for contractual minimum demand at the South America and Tenke Fungurume mines. Oxygen obligations provide for deliveries of specified volumes, at fixed prices, primarily to Atlantic Copper.

FCX’s future commitments associated with unconditional purchase obligations total $2.0 billion in 2011, $384 million in 2012, $266 million in 2013, $18 million in 2014, $19 million in 2015 and $118 million thereafter. During 2010, 2009 and 2008, FCX fulfilled its minimum contractual purchase obligations or negotiated settlements in those situations in which it terminated an agreement containing an unconditional obligation.

Mining Contracts.  Indonesia. FCX is entitled to mine in Indonesia under the Contract of Work between PT Freeport Indonesia and the Government of Indonesia. The original Contract of Work was entered into in 1967 and was replaced with a new Contract of Work in 1991. The initial term of the current Contract of Work expires in 2021, but can be extended by PT Freeport Indonesia for two 10-year periods, subject to Indonesian government approval, which cannot be withheld or delayed unreasonably. Given the importance of contracts of work under the Indonesian legal system and PT Freeport Indonesia’s approximately 40 years of working with the Indonesian government, which included entering into the Contract of Work in 1991 well before the expiration of the 1967 Contract of Work, PT Freeport Indonesia fully expects that the government will approve the extensions as long as it continues to comply with the terms of the Contract of Work.

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

The combined royalties, including the additional royalties that became effective January 1, 1999, totaled $156 million in 2010, $147 million in 2009 and $113 million in 2008.

In 2008, the Government of Indonesia enacted a new mining law, which will operate under a licensing system as opposed to the contract of work system that applies to PT Freeport Indonesia. In 2010, the Government of Indonesia promulgated regulations under the 2008 mining law and certain provisions address existing contracts of work. The regulations provide that contracts of work will continue to be honored until their expiration. However, the regulations attempt to apply certain provisions of the new law to contracts of work and that any extension periods would be pursuant to the new licensing system even though PT Freeport Indonesia’s Contract of Work provides for two 10-year extension periods under the existing terms of its Contract of Work.

Africa. FCX is entitled to mine in the DRC under the Amended and Restated Mining Convention (ARMC) between Tenke Fungurume Mining S.A.R.L. (TFM) and the Government of the DRC. The original Mining Convention was entered into in 1996 and was replaced with the ARMC in 2005. The current ARMC will remain in effect for as long as the Tenke Fungurume concession is exploitable. The royalty rate payable by TFM under the ARMC is 2 percent of net revenue. These mining royalties totaled $20 million in 2010 and $7 million in 2009.

In February 2008, the Ministry of Mines, Government of the DRC, sent a letter seeking comment on proposed material modifications to the mining contracts for the Tenke Fungurume concession, including the amount of transfer payments payable to the government, the government’s percentage ownership and involvement in the management of the mine, regularization of certain matters under Congolese law and the implementation of social plans. In October 2010, the government of the DRC announced the conclusion of the review of TFM’s mining contracts. The conclusion of the review process confirmed that TFM’s existing mining contracts are in good standing and acknowledged the rights and benefits granted under those contracts. TFM’s key fiscal terms, including a 30 percent income tax rate, a 2 percent mining royalty rate and a 1 percent export fee, will continue to apply and are consistent with the rates in the DRC’s current Mining Code. In connection with the review, TFM made several commitments, which have been reflected in amendments to its mining contracts, including (1) an increase in the ownership interest of La Générale des Carrières et des Mines’ (Gécamines), which is wholly owned by the government of the DRC, from 17.5 percent (non-dilutable) to 20.0 percent (non-dilutable), resulting in a decrease of FCX’s effective ownership interest from 57.75 percent to 56.0 percent and Lundin Mining Corporation’s effective ownership interest from 24.75 percent to 24.0 percent; (2) an additional royalty of $1.2 million for each 100,000 metric tons of proven and probable copper reserves above 2.5 million metric tons at the time new reserves are established by FCX; (3) additional payments totaling $30 million to be paid in six equal installments of $5 million upon reaching certain production milestones; (4) conversion of $50 million in intercompany loans to equity; (5) a payment of approximately $5 million for surface area fees and ongoing surface area fees of approximately $0.8 million annually; (6) incorporating clarifying language stating that TFM’s rights and obligations are governed by its ARMC; and (7) expanding Gécamines’ participation in TFM management. TFM has also reiterated its commitment to the use of local services and Congolese employment. In connection with the modifications, the annual interest rate on advances from TFM shareholders increases from a rate of LIBOR plus 2 percent to LIBOR plus 6 percent. In December 2010, the addenda to TFM’s ARMC and Amended and Restated Shareholders’ Agreement were signed by the parties and are pending a Presidential Decree. TFM’s existing mining contracts will be in effect until the Presidential Decree is obtained. In addition, the change in FCX’s effective ownership interest in Tenke Fungurume and the conversion of intercompany loans to equity will be effected after obtaining approval of the modifications to TFM’s bylaws. In December 2010, TFM made payments totaling $26.5 million, which have been recorded as prepaid contract costs at December 31, 2010 (included in other current assets).

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

In 1996, PT Freeport Indonesia established the Freeport Partnership Fund for Community Development (formerly the Freeport Fund for Irian Jaya Development) through which PT Freeport Indonesia has made available funding and technical assistance to support the economic health, education and social development of the area. PT Freeport Indonesia has committed through 2011 to provide one percent of its annual revenue for the development of the local people in its area of operations through the Freeport Partnership Fund for Community Development. PT Freeport Indonesia charged $64 million in 2010, $59 million in 2009 and $34 million in 2008 to cost of sales for this commitment.

FCX’s Cerro Verde copper mine has provided a variety of community support projects over the years. During 2006, as a result of discussions with local mayors in the Arequipa region, Cerro Verde agreed to contribute to the design and construction of domestic water and sewage treatment plants for the benefit of the region. These facilities are being designed in a modular fashion so that initial installations can be readily expanded in the future. FCX charged cost of sales in 2008 and funded approximately $49 million to a designated bank account that is being used for financing Cerro Verde’s share of the construction costs of these facilities.

During 2006, the Peruvian government announced that all mining companies operating in Peru would make annual contributions to local development funds for a five-year period (covering the years 2006 through 2010) when copper prices exceed certain levels that are adjusted annually. The contribution is equal to 3.75 percent of after-tax profits, of which 2.75 percent is contributed to a local mining fund and 1.00 percent to a regional mining fund. The charge to cost of sales for these local mining fund contributions totaled $41 million in 2010 and $28 million in 2009 and 2008. It is not certain whether the contribution will be extended, abandoned, or replaced by a tax or different mechanism. FCX will continue to monitor the activity associated with this matter.

Tenke Fungurume has committed to assist the communities living within its concession in the Katanga province of the DRC. Tenke Fungurume will contribute 0.3 percent of net sales revenue from production to a community development fund to assist the local communities with development of local infrastructure and related services, such as those pertaining to health, education and economic development. Tenke Fungurume charged $3 million in 2010 and $1 million in 2009 to cost of sales for this commitment.

Guarantees.  FCX provides certain financial guarantees (including indirect guarantees of the indebtedness of others) and indemnities.

At its Morenci mine in Arizona, FCX has a venture agreement dated February 7, 1986, with Sumitomo, which includes a put and call option guarantee clause. FCX holds an 85 percent undivided interest in the Morenci complex. Under certain conditions defined in the venture agreement, Sumitomo has the right to sell its 15 percent share to FCX. Likewise, under certain conditions, FCX has the right to purchase Sumitomo’s share of the venture. At December 31, 2010, the maximum potential payment FCX is obligated to make to Sumitomo upon exercise of the put option (or FCX’s exercise of its call option) totaled approximately $132 million based on calculations defined in the venture agreement. At December 31, 2010, FCX had not recorded any liability in its consolidated financial statements in connection with this guarantee as FCX does not believe, based on information available, that it is probable that any amounts will be paid under this guarantee as the fair value of Sumitomo’s 15 percent share is in excess of the exercise price.

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

NOTE 15.  FINANCIAL INSTRUMENTS
FCX does not purchase, hold or sell derivative financial instruments unless there is an existing asset or obligation or if it anticipates a future activity that is likely to occur and will result in exposure to market risks and FCX intends to offset or mitigate such risks. FCX does not enter into any derivative financial instruments for speculative purposes, but has entered into derivative financial instruments in limited instances to achieve specific objectives. These objectives principally relate to managing risks associated with commodity price, foreign currency and interest rate risks. The fair values of FCX’s financial derivative instruments are based on widely published market closing prices.

A summary of unrealized gains recognized in income (loss) before income taxes and equity in affiliated companies’ net earnings for derivative financial instruments that are designated and qualify as fair value hedge transactions, along with the unrealized losses on the related hedged item (firm sales commitments) for the years ended December 31 follows:

	2010	2009	2008
Commodity contracts:
FMC’s copper futures and swap contractsa
Derivative financial instruments	$7	$11	$–
Hedged item	(7)	(11)	–

a.	Amounts are recorded in revenues.

FCX realized gains, which are recorded in revenues, totaled $37 million during 2010 and $49 million during 2009 from matured derivative financial instruments that qualified for hedge accounting.

A summary of the realized and unrealized gains (losses) recognized in income (loss) before income taxes and equity in affiliated companies’ net earnings for derivative financial instruments, including embedded derivatives, which do not qualify as hedge transactions for the years ended December 31 follows:

	2010	2009	2008
Commodity contracts:
Embedded derivatives in provisional sales contractsa	$619	$1,393	$(1,278)
Embedded derivatives in provisional purchase contractsb	(2)	(3)	34
PT Freeport Indonesia’s copper forward contractsa	–	(104)	–
Atlantic Copper’s copper forward contractsb	(30)	2	(71)
FMC’s copper futures and swap contractsa	–	64	(184)

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

A summary of the fair values of unsettled derivative financial instruments recorded on the consolidated balance sheets follows:

	December 31,
	2010	2009
Derivatives designated as hedging instruments
Commodity contracts:
FMC’s copper futures and swap contracts:
Asset positiona	$18	$11

Derivatives not designated as hedging instruments
Commodity contracts:
Embedded derivatives in provisional sales/purchases contracts:b
Asset position	$357	$235
Liability position	(115)	(70)
Atlantic Copper’s copper forward contracts:
Asset positiona	–	1
Liability positionc	(10)	–
FMC’s copper futures and swap contracts:d
Asset positiona	–	2

a.	Amounts recorded in other current assets.

b.	Amounts recorded either as a net accounts receivable or a net accounts payable.

c.	Amounts recorded in accounts payable and accrued liabilities.

d.
At December 31, 2010, FCX had paid $3 million to a broker for margin requirements (recorded in other current assets), and received $8 million from a broker associated with margin requirements (recorded in accounts payable and accrued liabilities). FCX had received $6 million from brokers associated with margin requirements (recorded in accounts payable and accrued liabilities) at December 31, 2009.

Commodity Contracts.  From time to time, FCX has entered into forward, futures, and swap contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of December 31, 2010 and 2009, FCX had no price protection contracts relating to its mine production. A summary of FCX’s derivative contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges

Copper Futures and Swap Contracts. Some of FMC’s U.S. copper rod customers request a fixed market price instead of the COMEX average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures and swap contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in FCX receiving the COMEX average copper price in the month of shipment. Hedge gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the year ended December 31, 2010 and 2009, resulting from hedge ineffectiveness. At December 31, 2010, FCX held copper futures and swap contracts that qualified for hedge accounting for 30 million pounds at an average price of $3.83 per pound, with maturities through December 2012.

Derivatives Not Designated as Hedging Instruments
Embedded derivatives and derivative financial instruments that do not meet the criteria to qualify for hedge accounting are discussed below.

Embedded Derivatives. As described in Note 1 under “Revenue Recognition,” certain FCX copper concentrate, copper cathode and gold sales contracts provide for provisional pricing primarily based on LME or COMEX prices (copper) and the London Bullion Market Association price (gold) at the time of shipment as specified in the contract. Similarly, FCX purchases copper and molybdenum under contracts that provide for provisional pricing (molybdenum purchases are generally based on an average Metals Week Molybdenum Dealer Oxide price). FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host sales agreements since the contracts do not allow for net settlement and always result in physical delivery. Sales and purchases with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism that is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale or purchase of the metals contained in the concentrates or cathodes at the then-current LME or COMEX price (copper), the London Bullion Market Association price (gold) or the average Metals Week Molybdenum Dealer Oxide price (molybdenum) as defined in the contract. Mark-to-market price fluctuations recorded through the settlement date are reflected in revenues for sales contracts and in cost of sales as production and delivery costs for purchase contracts.

A summary of FCX’s embedded derivatives at December 31, 2010, follows:

		Average Price
	Open	Per Unit		Maturities
	Positions	Contract	Market	Through
Embedded derivatives in provisional
sales contracts:
Copper (millions of pounds)	663	$3.84	$4.36	May 2011
Gold (thousands of ounces)	297	1,382	1,411	March 2011
Embedded derivatives in provisional
purchase contracts:
Copper (millions of pounds)	210	3.82	4.37	April 2011
Molybdenum (thousands of pounds)	245	15.28	15.71	January 2011

Copper Forward Contracts. Atlantic Copper enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At December 31, 2010, Atlantic Copper held net forward copper sales contracts for 43 million pounds at an average price of $4.15 per pound, with maturities through February 2011.

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

Copper Futures and Swap Contracts. In addition to the contracts discussed above that qualify for fair value hedge accounting, FCX also had similar contracts with FMC’s U.S. copper rod customers that did not qualify for hedge accounting because of certain terms in the sales contracts. Gains and losses for these economic hedge transactions were recorded in revenues.

Foreign Currency Exchange Contracts.  As a global company, FCX transacts business in many countries and in many currencies. Foreign currency transactions of FCX’s international subsidiaries increase its risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. FCX may hedge or protect its international subsidiaries’ foreign currency transactions from time to time by entering into forward exchange contracts to lock in or minimize the effects of fluctuations in exchange rates. FCX had no outstanding foreign currency exchange contracts at December 31, 2010.

Interest Rate Swap Contracts.  From time to time, FCX or its subsidiaries may enter into interest rate swaps to manage its exposure to interest rate changes and to achieve a desired proportion of fixed-rate versus floating-rate debt based on current and projected market conditions. FCX may enter into interest rate swap contracts to lock in an interest rate considered to be favorable in order to protect against its exposure to variability in future interest payments attributable to increases in interest rates of the designated floating-rate debt. In some situations, FCX may enter into fixed-to-floating interest rate swap contracts to protect against changes in the fair value of the underlying fixed-rate debt that result from market interest rate changes and to take advantage of lower interest rates. FCX had no outstanding interest rate swap contracts at December 31, 2010.

Credit Risk.  FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses highly rated financial institutions that meet certain requirements. FCX also periodically reviews the creditworthiness of these institutions to ensure that they are maintaining their credit ratings. FCX does not anticipate that any of the financial institutions FCX deals with will default on their obligations. As of December 31, 2010, FCX did not have any significant credit exposure associated with derivative transactions.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, accounts receivable, trust assets, available-for-sale securities, accounts payable and accrued liabilities, dividends payable, Rio Tinto share of joint venture cash flows and long-term debt. Refer to Note 16 for the fair values of these financial instruments.

Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities, Dividends Payable and Rio Tinto Share of Joint Venture Cash Flows. The financial statement amount is a reasonable estimate of the fair value because of the short maturity of these instruments and generally negligible credit losses.

Trust Assets and Available-for-Sale Securities. The financial statement amount represents the fair value of trust assets and available-for-sale securities.

Long-Term Debt. The financial statement amount represents cost except for long-term debt acquired in the Phelps Dodge acquisition, which was recorded at fair value at the acquisition date.

NOTE 16.  FAIR VALUE MEASUREMENT
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

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

A summary of FCX’s financial assets and liabilities measured at fair value on a recurring basis follows:

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$3,584	$3,584	$–	$–
Time deposits	71	71	–	–
Total cash equivalents	3,655	3,655	–	–

Trust assets (current and long-term):a
U.S. core fixed income fund	42	–	42	–
Government mortgage-backed securities	35	–	35	–
Corporate bonds	23	–	23	–
Asset-backed securities	22	–	22	–
Government bonds and notes	10	–	10	–
Money market funds	15	15	–	–
Municipal bonds	1	–	1	–
Total trust assets	148	15	133	–

Available-for-sale securities:a
Time deposits	19	19	–	–
Equity securities	9	9	–	–
Money market funds	6	6	–	–
Total available-for-sale securities	34	34	–	–

Derivatives:
Embedded derivatives in provisional sales/purchases
contracts	$357	$357	$–	$–
Copper futures and swap contracts	18	18	–	–
Total derivatives	375	375	–	–

Total assets	$4,212	$4,079	$133	$–

Liabilities
Derivatives:
Embedded derivatives in provisional sales/purchases
contracts	$(115)	$(115)	$–	$–
Copper forward contracts	(10)	(10)	–	–
Total derivatives	$(125)	$(125)	$–	$–

a.	At the end of the first quarter of 2010, FCX reevaluated its level determinations and transferred $127 million of trust assets and $4 million of available-for-sale securities from Level 1 to Level 2.

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

FCX’s derivative financial instruments for copper futures and swap contracts and forward contracts are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets (refer to Note 15 for further discussion).

The carrying value for certain FCX financial instruments, (i.e., accounts receivable, accounts payable and accrued liabilities, dividends payable, and Rio Tinto share of joint venture cash flows) approximate fair value, and therefore, have been excluded from the table below. A summary of the carrying amount and fair value of FCX’s other financial instruments as of December 31 follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalentsa	$3,738	$3,738	$2,656	$2,656
MMR cost investmentb	500	623	–	–
Derivatives included in accounts receivablea	357	357	235	235
Trust assets (current and long-term)a, c	148	148	146	146
Available-for-sale securities (current and
long-term)a, c	34	34	74	74
Derivative assetsa, d	18	18	14	14
Derivatives included in accounts payable and
accrued liabilitiesa	(125)	(125)	(70)	(70)
Debt (including amounts due within one year)e	(4,755)	(5,146)	(6,346)	(6,735)

a.	Recorded at fair value.

b.	Recorded at cost and included in other assets. Fair value is based on a bid evaluation, which is an estimated price at which a dealer would pay for a security.

c.	Current portion included in other current assets and long-term portion included in other assets.

d.	Included in other current assets.

e.
Recorded at cost except for long-term debt acquired in the Phelps Dodge acquisition, which was recorded at fair value at the acquisition date. Fair value of substantially all of FCX’s long-term debt is estimated based on quoted market prices.

NOTE 17.  ASSET IMPAIRMENTS AND OTHER CHARGES
A summary of long-lived asset impairments, other than goodwill, and other charges recorded during the years ended December 31 follows (refer to Note 18 for long-lived asset impairments and other charges for FCX’s reportable segments):

	2009	2008
City of Blackwell partial litigation settlement	$54	$–
Restructuring costs	32	50
Pension and postretirement special benefits and curtailments	(9)	61
Long-lived asset impairments	–	10,867
Total long-lived asset impairments and other charges	$77	$10,978

In 2009, FCX recognized a charge of $54 million ($43 million to net income attributable to FCX common stockholders or $0.05 per diluted share) for the partial settlement of the City of Blackwell lawsuit (refer to Note 13 for further discussion).

Also in 2009, FCX recognized charges relating to its revised operating plans in the fourth quarter of 2008 and January 2009 (as discussed below) for (i) restructuring costs totaling $32 million ($25 million to net income attributable to FCX common stockholders or $0.03 per diluted share) for contract termination costs, other project cancellation costs, and employee severance and benefit costs and (ii) gains of $9 million ($7 million to net income attributable to FCX common stockholders or $0.01 per diluted share) for pension and postretirement special retirement benefits and curtailments.

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

While FCX’s long-term strategy of developing its resources to their full potential remained in place, the decline in copper and molybdenum prices in the fourth quarter of 2008 and the deterioration of the economic and credit environment limited FCX’s ability to invest in growth projects and required FCX to make adjustments to its near-term operating plans. FCX responded to the sudden downturn and uncertain near-term outlook by revising its near-term strategy to protect liquidity while preserving its mineral resources and growth options for the longer term. Accordingly, operating plans were revised in the fourth quarter of 2008 and January 2009 to reflect: (i) curtailment of copper production at high-cost North America operations and of molybdenum production at the Henderson molybdenum mine; (ii) capital cost reductions; (iii) aggressive cost control, including workforce reductions, reduced equipment purchases that were planned to support expansion projects, a reduction in material and supplies inventory and reductions in exploration, research and administrative costs; and (iv) suspension of FCX’s annual common stock dividend.

In connection with these significant adverse changes during the fourth quarter of 2008, FCX evaluated its long-lived assets, other than goodwill and indefinite-lived intangible assets, for impairment as of December 31, 2008. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually as of December 31.

FCX’s asset impairment evaluations, including its annual goodwill impairment test, required FCX to make several assumptions in determining estimates of future cash flows to determine fair value of its individual mining operations, including: near and long-term metal price assumptions; estimates of commodity-based and other input costs; proven and probable reserve estimates, including any costs to develop the reserves and the timing of producing the reserves; and the use of appropriate current escalation and discount rates. Projected long-term average metal prices represented the most significant assumption used in the cash flow estimates. In connection with the March 2007 acquisition of Phelps Dodge, FCX allocated the $25.8 billion purchase price to the estimated fair values of net assets acquired, including $6.2 billion for goodwill. Metal price projections used to value the net assets acquired at the acquisition date ranged from near-term prices of $2.98 per pound for copper declining over an eight-year period to $1.20 per pound and $26.20 per pound for molybdenum declining over a five-year period to $8.00 per pound, reflecting price expectations at that time. FCX’s impairment evaluations at December 31, 2008, were based on price assumptions reflecting the then-prevailing copper futures prices for three years, which ranged from approximately $1.40 per pound to $1.50 per pound, and a long-term average price of $1.60 per pound. Molybdenum prices were assumed to average $8.00 per pound.

FCX’s evaluation of long-lived assets (other than goodwill) for impairment resulted in the recognition of asset impairment charges totaling $10.9 billion ($6.6 billion to net loss attributable to FCX common stockholders or $8.67 per diluted share) for 2008. Refer to Note 5 for discussion of impairment charges related to goodwill.

In 2008, FCX recognized charges relating to its revised operating plans in the fourth quarter of 2008 for special pension and postretirement benefits and curtailments totaling $61 million ($37 million to net loss attributable to FCX common stockholders or $0.05 per diluted share) and restructuring costs of $50 million ($30 million to net loss attributable to FCX common stockholders or $0.04 per diluted share) for employee severance and benefit costs, contract termination costs and other project cancellation costs. The restructuring charges reflected workforce reductions (approximately 3,000 employees related to fourth-quarter 2008 revised operating plans and approximately 1,500 employees related to January 2009 revised operating plans) and other charges that reflected at that time an approximate 50 percent total reduction in mining and crushed-leach rates at the Morenci mine in Arizona, an approximate 50 percent reduction in mining and stacking rates at the Safford mine in Arizona, an approximate 50 percent reduction in the mining rate at the Tyrone mine in New Mexico, suspension of mining and milling activities at the Chino mine in New Mexico (with limited residual copper production from leach operations), and an approximate 40 percent reduction in annual production (an approximate 25 percent reduction began in the fourth quarter of 2008) at the Henderson molybdenum mine in Colorado. In addition, the revised operating plans included decisions at that time to defer certain capital projects, including (i) the incremental expansion projects at the Sierrita and Bagdad mines in Arizona, the Cerro Verde mine in Peru and the sulfide project at the El Abra mine in Chile, (ii) the restart of the Miami mine in Arizona and (iii) the restart of the Climax molybdenum mine in Colorado.

The following table summarizes the liabilities (included in accounts payable and accrued liabilities) incurred in connection with the fourth-quarter 2008 and January 2009 restructuring activities:

	Employee	Contract
	Severance	Cancellation		Total
	and Benefit	and Other		Restructuring
	Costs	Costs		Costs
Balance at January 1, 2009	$33	$5		$38
Fourth-quarter 2008 program:
Additions and adjustments	(4)	16	a	12	a
Payments	(29)	(21)		(50)
January 2009 program:
Additions	13	4		17
Payments	(12)	(4)		(16)
Balance at December 31, 2009	$1	$–		$1

a.	Excludes $3 million for the write off of other current assets in connection with a lease cancellation.

NOTE 18.  BUSINESS SEGMENTS
FCX has organized its operations into five primary divisions – North America copper mines, South America mining, Indonesia mining, Africa mining and Molybdenum operations. Notwithstanding this structure, FCX internally reports information on a mine-by-mine basis. Therefore, FCX concluded that its operating segments include individual mines. Operating segments that meet certain thresholds are reportable segments. Further discussion of the reportable segments included in FCX’s primary operating divisions, as well as FCX’s other reportable segments – Rod & Refining and Atlantic Copper Smelting & Refining – follows. Refer to Note 2 for information on FCX’s ownership interests and Note 14 for discussion of PT Freeport Indonesia’s and TFM’s mining contracts.

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

Morenci. The Morenci open-pit mine, located in southeastern Arizona, produces copper cathodes and copper concentrates. The Morenci mine produced 41 percent of FCX’s North America copper during 2010.

Other Mines. Other mines include FCX’s other operating southwestern U.S. copper mines – Sierrita, Bagdad, Safford, Miami, Tyrone and Chino. In addition to copper, the Sierrita and Bagdad mines produce molybdenum concentrates.

South America.  South America mining includes four operating copper mines – Cerro Verde in Peru, and Candelaria, Ojos del Salado and El Abra in Chile. These operations include open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. South America mining includes the Cerro Verde copper mine as a reportable segment.

Cerro Verde. The Cerro Verde open-pit copper mine, located near Arequipa, Peru, produces copper cathodes and copper concentrates. In addition to copper, the Cerro Verde mine produces molybdenum concentrates. The Cerro Verde mine produced 49 percent of FCX’s South America copper during 2010.

Other Mines. Other mines include FCX’s Chilean copper mines – Candelaria, Ojos del Salado and El Abra. In addition to copper, the Candelaria and Ojos del Salado mines produce gold and silver.

Indonesia.  Indonesia mining includes PT Freeport Indonesia’s Grasberg minerals district. PT Freeport Indonesia produces copper concentrates, which contain significant quantities of gold and silver.

Africa.  Africa mining includes the Tenke Fungurume copper and cobalt mining concessions in the Katanga province of the DRC. The Tenke Fungurume mine includes open-pit mining, leaching and SX/EW operations. In addition to copper, the Tenke Fungurume mine produces cobalt hydroxide. Copper cathode production commenced in March 2009.

Molybdenum.  The Molybdenum segment is an integrated producer of molybdenum, with mining, sulfide ore concentrating, roasting and processing facilities that produce high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products, which are sold to customers around the world, and includes the wholly owned Henderson molybdenum mine in Colorado and related conversion facilities. The Henderson underground mine produces high-purity, chemical-grade molybdenum concentrates, which are typically further processed into value-added molybdenum chemical products. This segment also includes a sales company that purchases and sells molybdenum from the Henderson mine as well as from FCX’s North and South America copper mines that also produce molybdenum. This segment also includes FCX’s wholly owned Climax molybdenum mine in Colorado, for which construction activities in preparation to restart mining activities are ongoing. The timing for startup of mining and milling activities is dependent on market conditions.

In addition, at times this segment roasts and/or processes material on a toll basis. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to FCX’s facilities for processing into a product that is returned to the customer, who pays FCX for processing its material into the specified products.

Rod & Refining.  The Rod & Refining segment consists of copper conversion facilities located in North America, and includes a refinery, three rod mills and a specialty copper products facility. These operations process copper produced at FCX’s North America copper mines and purchased copper into copper cathode, rod and custom copper shapes. At times these operations refine copper and produce copper rod and shapes for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to FCX’s facilities for processing into a product that is returned to the customer, who pays FCX for processing its material into the specified products.

Atlantic Copper Smelting & Refining.  Atlantic Copper, FCX’s wholly owned smelting unit in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. During 2010, Atlantic Copper purchased 28 percent of its concentrate requirements from PT Freeport Indonesia and 25 percent from the South America mines at market prices.

Intersegment sales. Intersegment sales between FCX’s operations are based on similar arms-length transactions with third parties at the time of the sale. Intersegment sales may not be reflective of the actual prices ultimately realized because of a variety of factors, including additional processing, timing of sales to unaffiliated customers and transportation premiums.

Allocations. FCX allocates certain operating costs, expenses and capital expenditures to the operating divisions and individual segments. However, not all costs and expenses applicable to a mine or operation are allocated. All U.S. federal and state income taxes are recorded and managed at the corporate level, whereas foreign income taxes are recorded and managed at the applicable country. In addition, most exploration and research activities are managed at the corporate level, and those costs along with some selling, general and administrative costs are not allocated to the operating division or segments. Accordingly, the following segment information reflects management determinations that may not be indicative of what the actual financial performance of each operating division or segment would be if it was an independent entity.

Product Revenue
FCX revenues attributable to the products it produced for the years ended December 31 follow:

	2010	2009	2008
Refined copper products	$9,203	$6,563	$9,584
Copper in concentratesa	5,674	4,763	4,108
Gold	2,370	2,591	1,283
Molybdenum	1,143	792	2,408
Other	592	331	413
Total	$18,982	$15,040	$17,796

a.	Amounts are net of treatment and refining charges totaling $413 million for 2010, $429 million for 2009 and $398 million for 2008.

Geographic Area
Information concerning financial data by geographic area for the years ended December 31 follows:

	2010	2009	2008
Revenuesa:
United States	$5,295	$4,890	$7,609
Japan	3,428	3,093	2,662
Indonesia	2,266	1,937	1,420
Spain	1,483	986	1,872
Switzerland	1,063	379	316
China	795	496	296
Chile	759	563	669
Korea	745	475	343
India	690	566	231
Others	2,458	1,655	2,378
Total	$18,982	$15,040	$17,796

a.	Revenues are attributed to countries based on the location of the customer.

	2010	2009	2008
Long-lived assetsa:
United States	$7,101	$6,499	$6,529
Indonesia	3,475	3,298	3,361
Democratic Republic of Congo	3,220	3,207	2,696
Peru	3,203	3,240	3,278
Chile	1,892	1,519	1,551
Spain	266	277	283
Others	48	50	58
Total	$19,205	$18,090	$17,756

a.	Long-lived assets exclude deferred tax assets and intangible assets.

Major Customers
Sales to PT Smelting totaled $2.3 billion (12 percent of FCX’s consolidated revenues) in 2010 and $1.9 billion (13 percent of FCX’s consolidated revenues) in 2009. No single customer accounted for 10 percent or more of FCX’s consolidated revenues in 2008. Refer to Note 2 for further discussion of FCX’s investment in PT Smelting.

Business Segments
Business segments data for the years ended December 31 are presented in the following tables.

Business Segments

	North America Copper Mines			South America			Indonesia		Africa
													Atlantic	Corporate,
													Copper	Other &
		Other		Cerro	Other						Molyb-	Rod &	Smelting	Elimi-	FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke		denum	Refining	& Refining	nations	Total
Year Ended December 31, 2010
Revenues:
Unaffiliated customers	$59	$52	$111	$1,957	$2,449	$4,406	$5,230	a	$1,106		$1,205	$4,444	$2,473	$7	$18,982
Intersegment	1,463	2,562	4,025	453	132	585	1,147		–		–	26	18	(5,801)	–
Production and delivery	689	1,326	2,015	705	973	1,678	1,904		488		784	4,443	2,470	(5,428)	8,354
Depreciation, depletion and amortization	134	139	273	148	102	250	257		128		51	8	38	31	1,036
Selling, general and administrative expenses	–	–	–	–	–	–	117		–		11	–	20	233	381
Exploration and research expenses	–	–	–	–	–	–	–		–		2	–	–	141	143
Operating income (loss)	699	1,149	1,848	1,557	1,506	3,063	4,099		490		357	19	(37)	(771)	9,068

Interest expense, net	4	10	14	–	–	–	–		5		–	–	10	433	462
Provision for income taxes	–	–	–	516	483	999	1,635		118		–	–	–	231	2,983
Total assets at December 31, 2010	1,940	4,477	6,417	4,272	3,263	7,535	6,048		3,640		1,897	311	1,317	2,221	29,386
Capital expenditures	47	186	233	106	364	470	436		100		89	7	28	49	1,412

a.		Includes PT Freeport Indonesia’s sales to PT Smelting totaling $2.3 billion.

Year Ended December 31, 2009
Revenues:
Unaffiliated customers	$68	$94	$162	$1,491	$1,950	$3,441	$4,972	a	$389		$847	$3,328	$1,892	$9	$15,040
Intersegment	1,073	2,000	3,073	286	112	398	936		–		–	28	–	(4,435)	–
Production and delivery	622	1,289	1,911	648	915	1,563	1,505		315	b	641	3,336	1,895	(4,150)	7,016
Depreciation, depletion and amortization	142	138	280	153	122	275	275		66		49	8	36	25	1,014
Lower of cost or market inventory adjustments	–	–	–	–	–	–	–		–		19	–	–	–	19
Selling, general and administrative expenses	–	–	–	–	–	–	94		–		11	–	17	199	321
Exploration and research expenses	–	–	–	–	–	–	–		–		2	–	–	88	90
Restructuring and other chargesc	26	(2)	24	–	–	–	–		–		(1)	(2)	–	56	77
Operating income (loss)	351	669	1,020	976	1,025	2,001	4,034		8		126	14	(56)	(644)	6,503

Interest expense, net	3	12	15	–	2	2	(3)		10		–	–	5	557	586
Provision for (benefit from) income taxes	–	–	–	313	337	650	1,697		(15)		–	–	–	(25)	2,307
Total assets at December 31, 2009	1,934	4,207	6,141	3,937	2,515	6,452	4,974		3,386		1,731	291	991	2,030	25,996
Capital expenditures	46	299	345	103	61	164	266		659		82	9	31	31	1,587

a.		Includes PT Freeport Indonesia’s sales to PT Smelting totaling $1.9 billion.

b.		Includes charges totaling $50 million associated with Tenke Fungurume’s project start-up costs.

c.		The following table summarizes restructuring and other charges:

City of Blackwell partial litigation settlement	$–	$–	$–	$–	$–	$–	$–		$–		$–	$–	$–	$54	$54
Restructuring charges	25	4	29	–	–	–	–		–		1	–	–	2	32
Special retirement benefits and curtailments	1	(6)	(5)	–	–	–	–		–		(2)	(2)	–	–	(9)
Restructuring and other charges	$26	$(2)	$24	$–	$–	$–	$–		$–		$(1)	$(2)	$–	$56	$77

Business Segments (Continued)

	North America Copper Mines			South America			Indonesia		Africa
												Atlantic	Corporate,
												Copper	Other &
		Other		Cerro	Other					Molyb-	Rod &	Smelting	Elimi-	FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke	denum	Refining	& Refining	nations	Total
Year Ended December 31, 2008
Revenues:
Unaffiliated customersb	$370	$346	$716	$1,602	$2,166	$3,768	$2,934	a	$–	$2,488	$5,524	$2,333	$33	$17,796
Intersegment	1,630	2,919	4,549	261	137	398	478		–	–	33	8	(5,466)	–
Production and deliveryb	1,313	1,734	3,047	698	1,146	1,844	1,792		6	1,528	5,527	2,276	(5,604)	10,416
Depreciation, depletion and amortizationb	330	440	770	178	333	511	222		6	192	8	35	38	1,782
Lower of cost or market inventory adjustments	302	359	661	–	10	10	–		10	101	–	–	–	782
Selling, general and administrative expenses	–	–	–	–	–	–	91		–	18	–	20	140	269
Exploration and research expenses	–	–	–	–	–	–	–		–	2	–	–	290	292
Goodwill impairment	1,851	2,299	4,150	763	366	1,129	–		2	703	–	–	3	5,987
Long-lived asset impairments and other chargesc	2,702	5,457	8,159	1	1,365	1,366	–		2	1,417	20	–	14	10,978
Operating (loss) incomeb	(4,498)	(7,024)	(11,522)	223	(917)	(694)	1,307		(26)	(1,473)	2	10	(314)	(12,710)

Interest expense, net	2	11	13	2	2	4	(1)		–	–	4	13	551	584
Provision for (benefit from) income taxes	–	–	–	313	(267)	46	612		(66)	–	–	–	(3,436)	(2,844)
Total assets at December 31, 2008	2,148	4,050	6,198	3,994	2,406	6,400	4,420		2,685	1,795	266	852	737	23,353
Capital expenditures	276	333	609	129	194	323	444		1,058	180	9	34	51	2,708

a.	Includes PT Freeport Indonesia’s sales to PT Smelting totaling $1.4 billion.

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

NOTE 19:  SUPPLEMENTARY MINERAL RESERVE INFORMATION (UNAUDITED)
Recoverable proven and probable reserves have been calculated as of December 31, 2010, in accordance with Industry Guide 7 as required by the Securities Exchange Act of 1934. FCX’s proven and probable reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance in other countries. Proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry, as more fully discussed below. The term “reserve,” as used in the reserve data presented here, means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The term “proven reserves” means reserves for which (i) quantity is computed from dimen-sions revealed in outcrops, trenches, workings or drill holes; (ii) grade and/or quality are computed from the results of detailed sampling; and (iii) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

FCX’s reserve estimates are based on the latest available geological and geotechnical studies. FCX conducts ongoing studies of its ore bodies to optimize economic values and to manage risk. FCX revises its mine plans and estimates of proven and probable mineral reserves as required in accordance with the latest available studies. At December 31, 2010, FCX’s estimated consolidated recoverable proven and probable reserves include 120.5 billion pounds of copper, 35.5 million ounces of gold, 3.39 billion pounds of molybdenum, 325.0 million ounces of silver and 0.75 billion pounds of cobalt. At December 31, 2010, consolidated recoverable reserves include estimated recoverable copper totaling 2.6 billion pounds in leach stockpiles and 1.3 billion pounds in mill stockpiles.

	Recoverable Proven and Probable Reservesa
	December 31, 2010
	Copper	Gold	Molybdenum
	(billion pounds)	(million ounces)	(million pounds)
North America	42.2	0.4	2,755
South America	37.5	1.4	638
Indonesia	32.7	33.7	–
Africa	8.1	–	–
Consolidated basisb	120.5	35.5	3,393

Net equity interestc	98.0	32.0	3,097

a.
Recoverable proven and probable reserves are estimated metal quantities from which FCX expects to be paid after application of estimated metallurgical recovery rates and smelter recovery rates, where applicable. Recoverable reserves are that part of a mineral deposit that FCX estimates can be economically and legally extracted or produced at the time of the reserve determination.

b.
Consolidated basis reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America and the Grasberg minerals district in Indonesia. Excluded from the table above are FCX’s estimated recoverable proven and probable reserves for cobalt and silver totaling 0.75 billion pounds of cobalt at Tenke Fungurume and 325.0 million ounces of silver throughout the world.

c.
Net equity interest reserves represent estimated consolidated basis metal quantities further reduced for noncontrolling interest ownership. Excluded from the table above are FCX’s estimated recoverable proven and probable reserves for cobalt and silver totaling 0.43 billion pounds of cobalt at Tenke Fungurume and 270.0 million ounces of silver throughout the world.

Estimated recoverable reserves at December 31, 2010, were determined using long-term average prices of $2.00 per pound for copper, $750 per ounce for gold, $10.00 per pound for molybdenum, $15.00 per ounce for silver and $10.00 per pound for cobalt, compared with $1.60 per pound for copper, $550 per ounce for gold, $8.00 per pound for molybdenum, $12.00 per ounce for silver and $10.00 per pound for cobalt that were used to determine estimated recoverable reserves at December 31, 2009. For the three years ended December 31, 2010, the LME spot copper prices averaged $2.97 per pound, the London gold prices averaged $1,023 per ounce and the weekly average price for molybdenum quoted by Metals Week averaged $18.76 per pound.

	100% Basis
		Average Ore Grade				Recoverable Proven and
		Per Metric Ton				Probable Reserves
	Ore					Copper	Gold		Molybdenum
	(million	Copper	Gold		Molybdenum	(billion	(million		(million
Year-End	metric tons)	(%)	(grams)		(%)	pounds)	ounces)		pounds)
2006	2,813	1.04	0.90		N/A	54.8	54.3		N/A
2007	12,224	0.51	0.20		0.01	110.4	54.1		2,042
2008	14,067	0.48	0.17		0.01	118.8	53.4		2,485
2009	13,807	0.49	0.17		0.01	120.9	49.8		2,595
2010	18,516	0.42	0.12		0.01	137.9	47.9		3,408

By Area at December 31, 2010:

North America
Developed and producing:
Morenci	4,756	0.26	–		0.002	17.0	–		100
Bagdad	2,054	0.26	–	a	0.013	8.6	0.1		410
Safford	214	0.44	–		–	1.7	–		–
Sierrita	2,761	0.24	–	a	0.025	12.2	0.2		1,238
Tyrone	183	0.28	–		–	0.8	–		–
Chinob	403	0.45	0.02		0.004	3.6	0.1		13
Miami	79	0.44	–		–	0.6	–		–
Henderson	129	–	–		0.177	–	–		431
Undeveloped:
Climax	187	–	–		0.158	–	–		578
Cobre	73	0.39	–		–	0.3	–		–

South America
Developed and producing:
Cerro Verde	3,571	0.40	–		0.015	27.4	–		638
El Abra	940	0.45	–		–	4.6	–		–
Candelaria	448	0.54	0.12		–	5.4	1.4		–
Ojos del Salado	6	1.11	0.28		–	0.1	–	a	–

Indonesia
Developed and producing:
Grasberg open pit	338	0.84	0.93		–	5.2	8.0		–
Deep Ore Zone	232	0.56	0.66		–	2.4	3.8		–
Big Gossan	56	2.34	1.11		–	2.6	1.3		–
Undeveloped:
Grasberg block cave	1,016	1.00	0.77		–	19.2	16.9		–
Kucing Liar	423	1.24	1.10		–	9.9	7.0		–
Deep Mill Level Zone	510	0.84	0.71		–	8.2	9.1		–

Africa
Developed and producing:
Tenke Fungurume	137	2.95	–		–	8.1	–		–

Total 100% basis	18,516					137.9	47.9		3,408
Consolidated basisc						120.5	35.5		3,393
FCX’s equity shared						98.0	32.0		3,097

a.	Amounts not shown because of rounding.

b.	FCX initiated the restart of mining and milling activities, which were suspended in late 2008.

c.	Recoverable proven and probable reserves also include 0.75 billion pounds of recoverable cobalt in Africa and 325.0 million ounces of recoverable silver throughout the world.

d.	Recoverable proven and probable reserves also include 0.43 billion pounds of recoverable cobalt in Africa and 270.0 million ounces of recoverable silver throughout the world.

NOTE 20.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter		Year
2010
Revenues	$4,363		$3,864		$5,152		$5,603		$18,982
Operating income	2,048		1,424		2,499		3,097		9,068
Net income	1,215	a	832	a	1,533		1,964	a	5,544	a
Net income attributable to noncontrolling
interests	270		168		355		415		1,208
Net income attributable to FCX common
stockholders	897	a	649	a	1,178		1,549	a	4,273	a
Basic net income per share attributable
to FCX common stockholders	1.04		0.71		1.25		1.64		4.67
Diluted net income per share attributable
to FCX common stockholders	1.00	a	0.70	a	1.24		1.63	a	4.57	a

2009
Revenues	$2,602		$3,684		$4,144		$4,610		$15,040
Operating income	672	b	1,508		2,084		2,239	b	6,503	b
Net income	207		812		1,203	c	1,312	c	3,534	c
Net income attributable to noncontrolling
interests	104		164		224		293		785
Net income attributable to FCX common
stockholders	43	b	588		925	c	971	b,c	2,527	b,c
Basic net income per share attributable
to FCX common stockholders	0.05		0.71		1.11		1.13		3.05
Diluted net income per share attributable
to FCX common stockholders	0.05	b	0.69		1.04	c	1.08	b,c	2.93	b,c

All references to income or losses per share are on a diluted basis.

a.
Includes losses on early extinguishment of debt totaling $27 million ($23 million to net income attributable to FCX common stockholders or $0.02 per share) in the first quarter, $50 million ($42 million to net income attributable to FCX common stockholders or $0.05 per share) in the second quarter, $4 million ($3 million to net income attributable to FCX common stockholders or less than $0.01 per share) in the fourth quarter and $81 million ($71 million to net income attributable to FCX common stockholders or $0.07 per share) for the year.

b.
Includes charges for LCM inventory adjustments totaling $19 million ($19 million to net income attributable to FCX common stockholders or $0.02 per share in the first quarter and $15 million to net income attributable to FCX common stockholders or $0.02 per share for the year). Includes restructuring charges totaling $34 million ($31 million to net income attributable to FCX common stockholders or $0.04 per share) in the first quarter and $32 million ($25 million to net income attributable to FCX common stockholders or $0.03 per share) for the year. Also includes pension and postretirement gains totaling $9 million ($9 million to net income attributable to FCX common stockholders or $0.01 per share in the first quarter and $7 million to net income attributable to FCX common stockholders or $0.01 per share for the year). Includes a charge for the partial settlement of the City of Blackwell lawsuit totaling $54 million ($43 million to net income attributable to FCX common stockholders or $0.05 per share) in the fourth quarter and for the year.

c.
Includes losses on early extinguishment of debt totaling $31 million ($28 million to net income attributable to FCX common stockholders or $0.03 per share) in the third quarter, $17 million ($15 million to net income attributable to FCX common stockholders or $0.02 per share) in the fourth quarter and $48 million ($43 million to net income attributable to FCX common stockholders or $0.04 per share) for the year. Also includes a favorable adjustment to income tax expense totaling $43 million ($0.05 per share) in the fourth quarter and for the year resulting from the completion of a review of U.S. deferred income tax accounts.

NOTE 21.  SUBSEQUENT EVENTS

In February 2011, SUNAT issued a ruling denying Cerro Verde’s protest for the year 2008 assessment of mining royalties related to the minerals processed by the Cerro Verde concentrator as discussed in Note 13. Cerro Verde is in the process of appealing this decision to the Tax Court.

On February 24, 2011, FCX announced its intent to redeem the remaining $1.1 billion of the 8.25% Senior Notes due 2015 on April 1, 2011. Holders will receive 104.125 percent of the principal amount together with accrued and unpaid interest. FCX expects to record a loss on early extinguishment of debt of approximately $56 million (approximately $49 million to net income attributable to FCX common stockholders) in the second quarter of 2011 in connection with this redemption.

FCX evaluated events after December 31, 2010, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

(b)           Changes in internal controls.  There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(c)           Management’s annual report on internal control over financial reporting and the report thereon of Ernst & Young LLP are included herein under Item 8. “Financial Statements and Supplemental Data.”

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Information About Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement to be filed with the Securities and Exchange Commission (SEC), relating to our 2011 annual meeting of stockholders, is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4 in Part I of this report.

Item 11.  Executive Compensation.

The information set forth under the captions “Director Compensation” and “Executive Officer Compensation” of our definitive proxy statement to be filed with the SEC, relating to our 2011 annual meeting of stockholders, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” of our definitive proxy statement to be filed with the SEC, relating to our 2011 annual meeting of stockholders, is incorporated herein by reference.

Equity Compensation Plan Information

We have equity compensation plans pursuant to which our common stock may be issued to employees and non-employees as compensation, including two plans that were assumed in connection with our acquisition of Phelps Dodge pursuant to which shares of restricted stock were previously issued.  Only the following two plans, all of which were previously approved by our stockholders, have shares available for grant: the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan, which was amended and restated in 2007 and 2010.

The following table presents information regarding these equity compensation plans as of December 31, 2010 (which information has been adjusted to reflect the two-for-one stock split effective February 1, 2011):

Number of Securities
	Number of Securities			Remaining Available for
	To be Issued Upon		Weighted-Average	Future Issuance Under
	Exercise of		Exercise Price of	Equity Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans
approved by security holders	28,975,462	a	$30.29	41,707,026	b
Equity compensation plans not
approved by security holders	–		–	–

Total	28,975,462	a	30.29	41,707,026	b

a.
Includes shares issuable upon the vesting of 2,066,914 restricted stock units, and the termination of deferrals with respect to 74,000 restricted stock units that were vested as of December 31, 2010. These awards are not reflected in column (b) as they do not have an exercise price. The number of securities to be issued in column (a) does not include outstanding stock appreciation rights, which are payable solely in cash.

b.
As of December 31, 2010, there were 41,680,080 shares remaining available for future issuance under the 2006 Plan, all of which could be issued pursuant to awards of stock options or stock appreciation rights, and only 12,988,964 of which could be issued pursuant to awards of restricted stock, restricted stock units or “Other Stock-Based Awards,” which awards are valued in whole or in part on the value of the shares of common stock. In addition, there were 26,946 shares remaining available for future issuance under the 2003 Stock Incentive Plan, all of which could be issued pursuant to awards of stock options, stock appreciation rights, restricted stock or “Other Stock-Based Awards.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Certain Transactions” of our definitive proxy statement to be filed with the SEC, relating to our 2011 annual meeting of stockholders, is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information set forth under the caption “Independent Registered Public Accounting Firm” of our definitive proxy statement to be filed with the SEC, relating to our 2011 annual meeting of stockholders, is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2011.

Freeport-McMoRan Copper & Gold Inc.

By:                      /s/ Richard C. Adkerson
Richard C. Adkerson
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 25, 2011.

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
Stephen H. Siegele

By: /s/ Richard C. Adkerson
Richard C. Adkerson
Attorney-in-Fact

S-2

FREEPORT-McMoRan COPPER & GOLD INC.
INDEX TO FINANCIAL STATEMENTS

Our financial statements and the notes thereto, and the report of Ernst & Young LLP included in our 2010 annual report are incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
  FREEPORT-McMoRan COPPER & GOLD INC.

We have audited the consolidated financial statements of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010, and have issued our report thereon dated February 25, 2011. Our audits also included the financial statement schedule listed in the index above for this Form 10-K. The schedule listed in the index above is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 25, 2011

F-1

  FREEPORT-McMoRan COPPER & GOLD INC.
  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
  (In Millions)

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
	Balance at	Charged to	Charged to	Other		Balance at
	Beginning of	Costs and	Other	Add		End of
	Period	Expense	Accounts	(Deduct)		Period
Reserves and allowances deducted
from asset accounts:
Materials and supplies allowances
2010	$21	$11	$-	$(6	)a	$26
2009	22	4	-	(5	)a	21
2008	16	11	-	(5	)a	22

Valuation allowance for
deferred tax assets
2010	$2,157	$55	$14	$-		$2,226
2009	1,763	366	28	-		2,157
2008	1,165	582	16	-		1,763

Reserves for non-income taxes:
2010	$47	$29	$-	$(3	)b	$73
2009	32	15	3	(3	)b	47
2008	34	7	(3)	(6	)b	32

a.	Primarily represents write-offs of obsolete materials and supplies inventories.

b.	Represents amounts paid or adjustments to reserves based on revised estimates.

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
4.3
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
4.5
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
4.6
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
4.7
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
			8-K	001-00082	06/07/2005
10.9	Master Agreement and Plan of Merger among Columbian Chemicals Company, Columbian Chemicals Acquisition LLC, Columbian Chemicals Merger Sub, Inc. and Phelps Dodge Corporation, dated November 15, 2005.		10-K	001-00082	02/27/2006
10.10	Reclamation and Remediation Trust Agreement between Phelps Dodge Corporation and Wells Fargo Delaware Trust Company, dated December 22, 2005.		10-K	001-00082	02/27/2006
10.11
Amended and Restated Mining Convention dated as of September 28, 2005, among the Democratic Republic of Congo, La Générale des Carrières et des Mines, Lundin Holdings Ltd. (now TF Holdings Limited) and Tenke Fungurume Mining S.A.R.L.
			8-K	001-11307-01	09/02/2008
10.12
Amended and Restated Shareholders Agreement dated as of September 28, 2005, by and between La Générale des Carrières et des Mines and Lundin Holdings Ltd. (now TF Holdings Limited) and its subsidiaries.
			8-K	001-11307-01	09/02/2008
10.13	Stock Purchase Agreement dated September 19, 2010, by and among Freeport-McMoRan Copper & Gold Inc., Freeport-McMoRan Preferred LLC and McMoRan Exploration Co.		10-Q	001-11307-01	11/05/2010
10.14	Registration Rights Agreement by and between Freeport-McMoRan Preferred LLC and McMoRan Exploration Co.		8-K	001-11307-01	12/30/2010
10.15	Stockholder Agreement by and among McMoRan Exploration Co., Freeport-McMoRan Copper & Gold Inc. and Freeport-McMoRan Preferred LLC.		8-K	001-11307-01	12/30/2010
10.16*	FCX Director Compensation.		10-Q	001-11307-01	8/11/2008
10.17*	Amended and restated Agreement for Consulting Services between FMS and B. M. Rankin, Jr. effective as of January 1, 2010		10-K	001-11307-01	02/26/2010
10.18*	Amended and Restated Executive Employment Agreement dated effective as of December 2, 2008, between FCX and James R. Moffett.		10-K	001-11307-01	02/26/2009
10.19*	Amended and Restated Change of Control Agreement dated effective as of December 2, 2008, between FCX and James R. Moffett.		10-K	001-11307-01	02/26/2009
10.20*	Amended and Restated Change of Control Agreement dated effective as of December 2, 2008, between FCX and Michael J. Arnold.		10-K	001-11307-01	02/26/2009

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.21*	Amended and Restated Executive Employment Agreement dated effective as of December 2, 2008, between FCX and Richard C. Adkerson.		10-K	001-11307-01	02/26/2009
10.22*	Amended and Restated Executive Employment Agreement dated effective as of December 2, 2008, between FCX and Kathleen L. Quirk.		10-K	001-11307-01	02/26/2009
10.23*	FCX Executive Services Program, as amended and restated December 2, 2008.		10-K	001-11307-01	02/26/2009
10.24*	FCX Supplemental Executive Retirement Plan, as amended and restated.		8-K	001-11307-01	02/05/2007
10.25*	FCX Supplemental Executive Capital Accumulation Plan.		10-Q	001-11307-01	05/12/2008
10.26*	FCX Supplemental Executive Capital Accumulation Plan Amendment One.		10-Q	001-11307-01	05/12/2008
10.27*	FCX Supplemental Executive Capital Accumulation Plan Amendment Two.		10-K	001-11307-01	02/26/2009
10.28*	FCX 2005 Supplemental Executive Capital Accumulation Plan.		10-K	001-11307-01	02/26/2009
10.29*	FCX 2005 Supplemental Executive Capital Accumulation Plan Amendment One.		10-K	001-11307-01	02/26/2010
10.30*	FCX 1995 Stock Option Plan for Non-Employee Directors, as amended and restated.		10-Q	001-11307-01	05/10/2007
10.31*	FCX Amended and Restated 1999 Stock Incentive Plan, as amended and restated.		10-Q	001-11307-01	05/10/2007
10.32*	FCX 2003 Stock Incentive Plan, as amended and restated.		10-Q	001-11307-01	05/10/2007
10.33*	Form of Amendment No. 1 to Notice of Grant of Nonqualified Stock Options and Stock Appreciation Rights under the 2004 Director Compensation Plan.		8-K	001-11307-01	05/05/2006
10.34*	FCX 2004 Director Compensation Plan, as amended and restated.		10-Q	001-11307-01	08/06/2010
10.35*	FCX 2005 Annual Incentive Plan, as amended and restated.		10-K	001-11307-01	02/26/2009
10.36*	FCX Amended and Restated 2006 Stock Incentive Plan.		8-K	001-11307-01	06/14/2010
10.37*	Form of Notice of Grant of Nonqualified Stock Options for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.		10-K	001-11307-01	02/29/2008
10.38*	Form of Notice of Grant of Restricted Stock Units for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.		10-K	001-11307-01	02/26/2010
10.39*	Form of Notice of Grant of Nonqualified Stock Options and Restricted Stock Units under the 2006 Stock Incentive Plan (for grants made to non-management directors and advisory directors).		8-K	001-11307-01	06/14/2010
10.40*
Form of Performance-Based Restricted Stock Unit Agreement for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan, (Form used for awards granted prior to 2010).
			10-K	001-11307-01	02/29/2008
10.41*	Form of Notice of Grant of Performance-Based Restricted Stock Units for grants under the FCX 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.		8-K	001-11307-01	02/05/2010

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.42*
Form of Restricted Stock Unit Agreement (form used in connection with participant elections) for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.
			10-K	001-11307-01	02/29/2008
10.43*
Form of Performance-Based Restricted Stock Unit Agreement (form used in connection with participant elections) for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.
			10-K	001-11307-01	02/29/2008
10.44*	FCX 2009 Annual Incentive Plan		8-K	001-11307-01	06/17/2009
12.1	FCX Computation of Ratio of Earnings to Fixed Charges.	X
14.1	FCX Principles of Business Conduct.		10-K	001-11307-01	02/29/2008
21.1	Subsidiaries of FCX.	X
23.1	Consent of Ernst & Young LLP.	X
24.1	Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.	X
24.2	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FCX.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
99.1	Mine Safety and Health Administration Safety Data	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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