Form 10-Q
period 2011-03-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2011-05-06
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	To
Commission File Number: 001-11307-01

Freeport-McMoRan Copper & Gold Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2480931
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

333 North Central Avenue
Phoenix, AZ	85004-2189
(Address of principal executive offices)	(Zip Code)

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
☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       ☑ Yes  o No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑        Accelerated filer o                                                      Non-accelerated filer o              Smaller reporting company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ÿo Yes ☑ No

On April 29, 2011, there were issued and outstanding 947,315,321 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

FREEPORT-McMoRan COPPER & GOLD INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2011	2010
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,090	$3,738
Restricted cash for early extinguishment of debt	1,168	-
Trade accounts receivable	1,588	2,132
Other accounts receivable	311	293
Inventories:
Product	1,450	1,409
Materials and supplies, net	1,199	1,169
Mill and leach stockpiles	1,060	856
Other current assets	280	254
Total current assets	11,146	9,851
Property, plant, equipment and development costs, net	17,076	16,785
Long-term mill and leach stockpiles	1,402	1,425
Intangible assets, net	325	328
Other assets	1,059	997
Total assets	$31,008	$29,386

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,318	$2,441
Current portion of debt	1,170	95
Accrued income taxes	806	648
Dividends payable	239	240
Current portion of reclamation and environmental obligations	201	207
Rio Tinto share of joint venture cash flows	17	132
Total current liabilities	4,751	3,763
Long-term debt, less current portion	3,582	4,660
Deferred income taxes	3,056	2,873
Reclamation and environmental obligations, less current portion	2,065	2,071
Other liabilities	1,463	1,459
Total liabilities	14,917	14,826
Equity:
FCX stockholders’ equity:
Common stock	107	107
Capital in excess of par value	18,893	18,751
Accumulated deficit	(1,328)	(2,590)
Accumulated other comprehensive loss	(318)	(323)
Common stock held in treasury	(3,553)	(3,441)
Total FCX stockholders’ equity	13,801	12,504
Noncontrolling interests	2,290	2,056
Total equity	16,091	14,560
Total liabilities and equity	$31,008	$29,386

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In millions, except
	per share amounts)

Revenues	$5,709	$4,363
Cost of sales:
Production and delivery	2,377	1,918
Depreciation, depletion and amortization	232	271
Total cost of sales	2,609	2,189
Selling, general and administrative expenses	114	95
Exploration and research expenses	50	31
Total costs and expenses	2,773	2,315
Operating income	2,936	2,048
Interest expense, net	(98)	(145)
Losses on early extinguishment of debt	(7)	(27)
Other income, net	10	12
Income before income taxes and equity in
affiliated companies’ net earnings	2,841	1,888
Provision for income taxes	(984)	(678)
Equity in affiliated companies’ net earnings	4	5
Net income	1,861	1,215
Net income attributable to noncontrolling interests	(362)	(270)
Preferred dividends	-	(48)
Net income attributable to FCX common
stockholders	$1,499	$897

Net income per share attributable to
FCX common stockholders:
Basic	$1.58	$1.04
Diluted	$1.57	$1.00

Weighted-average common shares outstanding:
Basic	946	861
Diluted	955	947

Dividends declared per share of common stock	$0.25	$0.075

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In millions)

Cash flow from operating activities:
Net income	$1,861	$1,215
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	232	271
Stock-based compensation	43	47
Charges for reclamation and environmental obligations, including accretion	38	39
Payments of reclamation and environmental obligations	(52)	(68)
Losses on early extinguishment of debt	7	27
Deferred income taxes	127	7
Other, net	(11)	-
(Increases) decreases in working capital:
Accounts receivable	511	33
Inventories	(253)	(113)
Other current assets	(18)	(2)
Accounts payable and accrued liabilities	(264)	(17)
Accrued income and other taxes	138	379
Net cash provided by operating activities	2,359	1,818

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(119)	(19)
South America	(140)	(48)
Indonesia	(125)	(98)
Africa	(11)	(39)
Molybdenum	(71)	(7)
Other	(39)	(20)
Other, net	-	2
Net cash used in investing activities	(505)	(229)

Cash flow from financing activities:
Proceeds from debt	9	21
Repayments of debt	(13)	(326)
Restricted cash for early extinguishment of debt	(1,124)	-
Cash dividends and distributions paid:
Common stock	(238)	(66)
Preferred stock	-	(49)
Noncontrolling interests	(133)	(75)
Contributions from noncontrolling interests	5	8
Net payments for stock-based awards	(20)	(10)
Excess tax benefit from stock-based awards	21	4
Other, net	(9)	-
Net cash used in financing activities	(1,502)	(493)

Net increase in cash and cash equivalents	352	1,096
Cash and cash equivalents at beginning of year	3,738	2,656
Cash and cash equivalents at end of period	$4,090	$3,752

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	FCX Stockholders’ Equity
					Accumu-
					lated	Common Stock
	Common Stock				Other	Held in Treasury		Total FCX
	Number		Capital in	Accumu-	Compre-	Number		Stock-	Non-
	of	At Par	Excess of	lated	hensive	of	At	holders’	controlling	Total
	Shares	Value	Par Value	Deficit	Loss	Shares	Cost	Equity	Interests	Equity

	(In millions)
Balance at December 31, 2010	1,067	$107	$18,751	$(2,590)	$(323)	122	$(3,441)	$12,504	$2,056	$14,560
Exercised and issued stock-based
awards	3	-	24	-	-	-	-	24	-	24
Stock-based compensation	-	-	45	-	-	-	-	45	-	45
Tax benefit for stock-based awards	-	-	6	-	-	-	-	6	-	6
Tender of shares for stock-based
awards	-	-	67	-	-	1	(112)	(45)	-	(45)
Dividends on common stock	-	-	-	(237)	-	-	-	(237)	-	(237)
Dividends and distributions to
noncontrolling interests	-	-	-	-	-	-	-	-	(133)	(133)
Contributions from noncontrolling
interests	-	-	-	-	-	-	-	-	5	5
Comprehensive income:
Net income	-	-	-	1,499	-	-	-	1,499	362	1,861
Other comprehensive income,
net of taxes:
Unrealized gains on securities	-	-	-	-	1	-	-	1	-	1
Translation adjustment	-	-	-	-	1	-	-	1	-	1
Defined benefit plans:
Amortization of unrecognized
amounts	-	-	-	-	3	-	-	3	-	3
Other comprehensive income	-	-	-	-	5	-	-	5	-	5
Total comprehensive income	-	-	-	-	-	-	-	1,504	362	1,866
Balance at March 31, 2011	1,070	$107	$18,893	$(1,328)	$(318)	123	$(3,553)	$13,801	$2,290	$16,091

The accompanying notes are an integral part of these consolidated financial statements

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Copper & Gold Inc.’s (FCX) consolidated financial statements and notes contained in its 2010 Annual Report on Form 10-K. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

In December 2010, FCX’s Board of Directors declared a two-for-one split of its common stock in the form of a stock dividend on issued and outstanding shares, with the additional shares issued on February 1, 2011, to common shareholders of record at the close of business on January 15, 2011. All references to shares of common stock and per share amounts have been retroactively adjusted to reflect the two-for-one stock split.

2.	EARNINGS PER SHARE
FCX’s basic net income per share of common stock was calculated by dividing net income attributable to common stock by the weighted-average shares of common stock outstanding during the period. Following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2011		2010
Net income	$1,861		$1,215
Net income attributable to noncontrolling interests	(362)		(270)
Preferred dividends	-		(48)
Net income attributable to FCX common stockholders	1,499		897
Plus income impact of assumed conversion of
6¾% Mandatory Convertible Preferred Stocka	-		48
Diluted net income attributable to FCX common
stockholders	$1,499		$945

Weighted-average shares of common stock outstanding	946		861
Add stock issuable upon conversion, exercise or
vesting of:
6¾% Mandatory Convertible Preferred Stocka	-		78
Dilutive stock options	8	b	6	b
Restricted stock	1		2
Weighted-average shares of common stock outstanding
for purposes of calculating diluted net income per share	955		947

Diluted net income per share attributable to
FCX common stockholders	$1.57		$1.00

a.	All outstanding 6¾% Mandatory Convertible Preferred Stock automatically converted on May 1, 2010, into FCX common stock.

b.	Potential additional shares of common stock that were anti-dilutive totaled approximately two million for first-quarter 2011 and approximately five million for first-quarter 2010.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. Excluded amounts were less than 1 million stock options with a weighted-average exercise price of $57.86 per option for first-quarter 2011 and approximately 3 million stock options with a weighted-average exercise price of $44.10 per option for first-quarter 2010.

3.	PENSION AND POSTRETIREMENT BENEFITS
The components of net periodic benefit costs for pension and postretirement benefits follow (in millions):

	Three Months Ended
	March 31,
	2011	2010
Service cost	$10	$10
Interest cost	27	27
Expected return on plan assets	(24)	(23)
Amortization of net actuarial loss	6	5
Net periodic benefit costs	$19	$19

4.	INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES
The components of inventories follow (in millions):

	March 31,	December 31,
	2011	2010
Mining Operations:
Raw materials	$1	$1
Work-in-process	71	93
Finished goodsa	778	704
Atlantic Copper, S.A. (Atlantic Copper):
Raw materials (concentrates)	258	336
Work-in-process	324	266
Finished goods	18	9
Total product inventories	1,450	1,409
Total materials and supplies, netb	1,199	1,169
Total inventories, less current portion of mill and leach stockpiles	$2,649	$2,578

a.	Primarily includes molybdenum concentrates, and copper concentrates, anodes, cathodes and rod.

b.	Materials and supplies inventory is net of obsolescence reserves totaling $25 million at March 31, 2011, and $26 million at December 31, 2010.

A summary of mill and leach stockpiles follows (in millions):

	March 31,	December 31,
	2011	2010
Current:
Mill stockpiles	$29	$35
Leach stockpiles	1,031	821
Total current mill and leach stockpiles	$1,060	$856

Long-term:a
Mill stockpiles	$482	$470
Leach stockpiles	920	955
Total long-term mill and leach stockpiles	$1,402	$1,425

a.	Metals in stockpiles not expected to be recovered within the next 12 months.

5.	INCOME TAXES
FCX’s first-quarter 2011 income tax provision resulted from taxes on international operations ($846 million) and U.S. operations ($138 million). FCX’s first-quarter 2010 income tax provision resulted from taxes on international operations ($597 million) and U.S. operations ($81 million). FCX’s consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which it operates and totaled 35 percent for first-quarter 2011 and 36 percent for first-quarter 2010. Variations in the relative proportions of jurisdictional income result in fluctuations to FCX’s consolidated effective income tax rate.

6.	DEBT AND EQUITY TRANSACTIONS
FCX entered into a new senior unsecured revolving credit facility on March 30, 2011, which replaced the existing revolving credit facilities that were scheduled to mature on March 19, 2012. During the first quarter of 2011, FCX recognized a loss on early extinguishment of debt totaling $7 million ($6 million to net income attributable to FCX common shareholders or $0.01 per diluted share) associated with the revolving credit facilities that were replaced by the new senior unsecured revolving credit facility. This revolving credit facility is available until March 30, 2016, in an aggregate principal amount of $1.5 billion, with $500 million available to PT Freeport Indonesia. At March 31, 2011, FCX had no borrowings and $43 million of letters of credit issued under the revolving credit facility, resulting in availability of approximately $1.5 billion, of which $957 million could be used for additional letters of credit.

Interest on the revolving credit facility is generally based on the London Interbank Offered Rate (LIBOR) plus 2.00 percent, subject to an increase or decrease in the interest rate margin based on the credit ratings assigned by Standard & Poor’s Rating Services and Moody’s Investors Service to FCX’s senior unsecured debt.

The obligations of FCX and PT Freeport Indonesia under the revolving credit facility are not guaranteed by any subsidiaries and are unsecured; however, FCX may at any time designate any subsidiary (other than PT Freeport Indonesia) as a subsidiary guarantor. The revolving credit facility and FCX’s senior notes contain certain restrictive covenants that vary among the instruments, but include limitations on the incurrence of debt, liens and certain asset sales.

On February 24, 2011, FCX announced its intent to redeem the remaining $1.1 billion of its outstanding 8.25% Senior Notes due 2015. On March 30, 2011, FCX transferred funds totaling $1.2 billion to a restricted cash account to pay the holders of the 8.25% Senior Notes (principal and premium amounts together with accrued and unpaid interest). On April 1, 2011, holders of these senior notes received 104.125 percent of the principal amount together with accrued and unpaid interest. As a result of this redemption, FCX expects to record a loss on early extinguishment of debt totaling $56 million ($49 million to net income attributable to FCX common stockholders) in the second quarter of 2011.

Consolidated interest expense (before capitalization) totaled $123 million in first-quarter 2011 and $151 million in first-quarter 2010. Capitalized interest totaled $25 million in first-quarter 2011 and $6 million in first-quarter 2010.

On March 31, 2011, FCX declared a quarterly dividend of $0.25 per share, which was paid on May 1, 2011, to common shareholders of record at the close of business on April 15, 2011.

During the first quarter of 2010, FCX purchased in the open market $133 million of its 8.25% Senior Notes for $145 million and $136 million of its 8.375% Senior Notes for $148 million. These open-market purchases resulted in losses on early extinguishment of debt totaling $27 million ($23 million to net income attributable to FCX common shareholders or $0.02 per diluted share).

On May 1, 2010, the outstanding shares of FCX’s 6¾% Mandatory Convertible Preferred Stock were automatically converted into shares of FCX common stock (refer to Note 11 in FCX’s 2010 Annual Report on Form 10-K for further discussion).

Total comprehensive income attributable to FCX common stockholders totaled $1,504 million in first-quarter 2011 and $948 million in first-quarter 2010.

7. FINANCIAL INSTRUMENTS
FCX does not purchase, hold or sell derivative financial instruments unless there are risks associated with an existing asset or obligation or if it anticipates a future activity that is likely to occur and will result in exposure to market risks and FCX intends to offset or mitigate such risks. FCX does not enter into any derivative financial instruments for speculative purposes, but has entered into derivative financial instruments in limited instances to achieve specific objectives. These objectives principally relate to managing risks associated with commodity price, foreign currency and interest rate risks. The fair values of FCX’s derivative financial instruments are based on widely published market prices.

Commodity Contracts.  From time to time, FCX has entered into forward, futures and swap contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of March 31, 2011, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative commodity contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the New York Mercantile Exchange (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures and swap contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in FCX receiving the COMEX average copper price in the month of shipment. Hedge gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the three-month periods ended March 31, 2011 and 2010, resulting from hedge ineffectiveness. At March 31, 2011, FCX held copper futures and swap contracts that qualified for hedge accounting for 55 million pounds at an average price of $4.26 per pound, with maturities through December 2012.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, along with the unrealized gains (losses) on the related hedged item (firm sales commitments) follows (in millions):

	Three Months Ended March 31,
	2011	2010
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$(15)	$2
Hedged Item	15	(2)

Realized gains:
Matured derivative financial instruments	12	10

Derivatives Not Designated as Hedging Instruments

Embedded Derivatives. As described in Note 1 to FCX’s 2010 Annual Report on Form 10-K under “Revenue Recognition,” certain FCX copper concentrate, copper cathode and gold sales contracts provide for provisional pricing primarily based on London Metal Exchange (LME) or COMEX prices at the time of shipment as specified in the contract. Similarly, FCX purchases copper and molybdenum under contracts that provide for provisional pricing (molybdenum purchases are based on an average Metals Week Molybdenum Dealer Oxide price). FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host sales agreements since the contracts do not allow for net settlement and always result in physical delivery. Sales and purchases with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism that is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale or purchase of the metals contained in the concentrates or cathodes at the then-current LME or COMEX price (copper), London Bullion Market Association price (gold) or the average Metals Week Molybdenum Dealer Oxide price (molybdenum) as defined in the contract. Mark-to-market price fluctuations recorded through the settlement date are reflected in revenues for sales contracts and in cost of sales as production and delivery costs for purchase contracts.

A summary of FCX’s embedded derivatives at March 31, 2011, follows:

		Average Price
	Open	Per Unit		Maturities
	Positions	Contract	Market	Through
Embedded derivatives in provisional
sales contracts:
Copper (millions of pounds)	653	$4.28	$4.27	September 2011
Gold (thousands of ounces)	194	1,402	1,436	June 2011
Embedded derivatives in provisional
purchase contracts:
Copper (millions of pounds)	115	4.33	4.27	May 2011
Molybdenum (thousands of pounds)	24	15.04	14.69	April 2011

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At March 31, 2011, Atlantic Copper held net forward copper sales contracts for 7 million pounds at an average price of $4.35 per pound, with maturities through May 2011.

A summary of the realized and unrealized gains (losses) recognized in income before income taxes and equity in affiliated companies’ net earnings for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended March 31,
	2011	2010
Embedded derivatives in provisional sales contractsa	$(44)	$131
Embedded derivatives in provisional purchase contractsb	-	(2)
Copper forward contractsb	-	1

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Foreign Currency Exchange Contracts.  As a global company, FCX transacts business in many countries and in many currencies. Foreign currency transactions at FCX’s international subsidiaries increase its risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. FCX may hedge or protect its international subsidiaries’ foreign currency transactions from time to time by entering into forward exchange contracts to lock in or minimize the effects of fluctuations in exchange rates. FCX had no outstanding foreign currency exchange contracts at March 31, 2011.

Interest Rate Swap Contracts.  From time to time, FCX or its subsidiaries may enter into interest rate swaps to manage its exposure to interest rate changes and to achieve a desired proportion of fixed-rate versus floating-rate debt based on current and projected market conditions. FCX may enter into interest rate swap contracts to lock in an interest rate considered to be favorable in order to protect against its exposure to variability in future interest payments attributable to increases in interest rates of the designated floating-rate debt. In some situations, FCX may enter into fixed-to-floating interest rate swap contracts to protect against changes in the fair value of the underlying fixed-rate debt that result from market interest rate changes and to take advantage of lower interest rates. FCX had no outstanding interest rate swap contracts at March 31, 2011.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled derivative financial instruments recorded on the consolidated balance sheets follows (in millions):

	March 31,	December 31,
	2011	2010
Derivatives designated as hedging instruments
Commodity contracts:
Copper futures and swap contracts:a
Asset positionb	$6	$18
Liability positionc	(3)	-

Derivatives not designated as hedging instruments
Commodity contracts:
Embedded derivatives in provisional sales/purchases contracts:d
Asset position	$58	$357
Liability position	(52)	(115)
Copper forward contracts:
Asset positionb	1	-
Liability positionc	-	(10)

a.
FCX had paid $7 million at March 31, 2011, and $3 million at December 31, 2010, for margin requirements (recorded in other current assets). In addition, FCX had received $8 million from a broker associated with margin requirements (recorded in accounts payable and accrued liabilities) at December 31, 2010.

b.	Amounts recorded in other current assets.

c.	Amounts recorded in accounts payable and accrued liabilities.

d.	Amounts recorded either as a net accounts receivable or a net accounts payable.

Credit Risk.  FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses highly rated financial institutions that meet certain requirements. FCX also periodically reviews the creditworthiness of these institutions to ensure that they are maintaining their credit ratings. FCX does not anticipate that any of the financial institutions it deals with will default on their obligations. As of March 31, 2011, FCX did not have any significant credit exposure associated with derivative transactions.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, restricted cash for early extinguishment of debt, accounts receivable, trust assets, available-for-sale securities, accounts payable and accrued liabilities, dividends payable, Rio Tinto share of joint venture cash flows and long-term debt. Refer to Note 8 for the fair values of these financial instruments.

Cash and Cash Equivalents, Restricted Cash for Early Extinguishment of Debt, Accounts Receivable, Accounts Payable and Accrued Liabilities, Dividends Payable and Rio Tinto Share of Joint Venture Cash Flows. The financial statement amount is a reasonable estimate of the fair value because of the short maturity of these instruments and generally negligible credit losses.

Trust Assets and Available-for-Sale Securities. The financial statement amount represents the fair value of trust assets and available-for-sale securities.

Long-Term Debt. The financial statement amount represents cost except for long-term debt acquired in the Phelps Dodge Corporation (Phelps Dodge) acquisition, which was recorded at fair value at the acquisition date.

8.	FAIR VALUE MEASUREMENT
Fair value accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). FCX did not have any significant transfers in or out of Levels 1, 2, or 3 for first-quarter 2011.

A summary of FCX’s financial assets and liabilities measured at fair value on a recurring basis follows (in millions):

	Fair Value at March 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$3,793	$3,793	$-	$-
Time deposits	208	208	-	-
Total cash equivalents	4,001	4,001	-	-

Restricted cash for early extinguishment of debt:
U.S. government treasury funds	1,168	1,168	-	-

Trust assets (current and long-term):
U.S. core fixed income funds	43	-	43	-
Government mortgage-backed securities	40	-	40	-
Corporate bonds	22	-	22	-
Asset-backed securities	19	-	19	-
Money market funds	12	12	-	-
Government bonds and notes	11	-	11	-
Municipal bonds	1	-	1	-
Total trust assets	148	12	136	-

Available-for-sale securities:
Time deposits	23	23	-	-
Equity securities	10	10	-	-
Money market funds	4	4	-	-
Total available-for-sale securities	37	37	-	-

Derivatives:
Embedded derivatives in provisional sales/purchases	58	58	-	-
Copper futures and swap contracts	6	6	-	-
Copper forward contracts	1	1	-	-
Total derivatives	65	65	-	-

Total assets	$5,419	$5,283	$136	$-

Liabilities
Derivatives:
Embedded derivatives in provisional sales/purchases	$(52)	$(52)	$-	$-
Copper futures and swap contracts	(3)	(3)	-	-
Total derivative liabilities	$(55)	$(55)	$-	$-

Valuation Techniques

Money market funds, time deposits and U.S. government treasury funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Fixed income securities (government and agency securities, corporate bonds, asset-backed securities and U.S. core fixed income funds) are valued using a bid evaluation or a mid evaluation. A bid evaluation is an estimated price at which a dealer would pay for a security. A mid evaluation is the average of the estimated price at which a dealer would sell a security and the estimated price at which a dealer would pay for a security. These evaluations are based on quoted prices, if available, or models that use observable inputs and, as such, are classified within Level 2 of the fair value hierarchy.

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

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measured at the reporting date. There have been no changes in the techniques used at March 31, 2011.

The carrying value for certain FCX financial instruments (i.e., accounts receivable, accounts payable and accrued liabilities, dividends payable, and Rio Tinto’s share of joint venture cash flows) approximate fair value and, therefore, have been excluded from the table below. A summary of the carrying amount and fair value of FCX’s other financial instruments follows (in millions):

	At March 31, 2011		At December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalentsa	$4,090	$4,090	$3,738	$3,738
Restricted cash for early extinguishment of debta	1,168	1,168	-	-
McMoRan Exploration Co. investmentb	496	658	500	623
Net embedded derivatives included in accounts
receivable or payablea	6	6	242	242
Trust assets (current and long-term)a, c	148	148	148	148
Available-for-sale securities (current and
long-term)a, c	37	37	34	34
Derivative assetsa, d	7	7	18	18
Derivatives included in accounts payable and
accrued liabilitiesa	(3)	(3)	(10)	(10)
Long-term debt (including amounts due
within one year)e	(4,752)	(5,114)	(4,755)	(5,146)

a.	Recorded at fair value.

b.	Recorded at cost and included in other assets. Fair value is based on a bid evaluation, which is an estimated price at which a dealer would pay for a security.

c.	Current portion included in other current assets and long-term portion included in other assets.

d.	Included in other current assets.

e.
Recorded at cost except for long-term debt acquired in the Phelps Dodge acquisition, which was recorded at fair value at the acquisition date. Fair value of substantially all of FCX’s long-term debt is estimated based on quoted market prices.

9.	NEW ACCOUNTING STANDARD
Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. In January 2010, the Financial Accounting Standards Board issued accounting guidance intended to improve disclosures related to fair value measurements. This guidance requires significant transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed separately along with the reasons for the transfers. Additionally, in the reconciliation for the fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances and settlements must be presented (cannot net as one number). This guidance also provides clarification for existing disclosures on (i) level of disaggregation and (ii) inputs and valuation techniques. In addition, this guidance includes conforming amendments for employers’ disclosure of postretirement benefit plan assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are required for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

10.	SUBSEQUENT EVENTS
In October 2010, the government of the DRC announced the conclusion of the review of Tenke Fungurume Mining S.A.R.L.’s (TFM) contracts, and confirmed that TFM’s existing mining contracts are in good standing and acknowledged the rights and benefits granted under those contracts. In connection with the review, TFM made several commitments that have been reflected in amendments to its mining contracts, which were signed by the parties in December 2010. In March 2011, the amendments were approved by a ministerial council, and a Presidential Decree signed by the President and Prime Minister of the DRC was issued in April 2011. After giving effect to the modifications that will be made to TFM’s bylaws to reflect the agreement of the parties, FCX’s effective ownership percentage in the project will be 56.0 percent prospectively, compared to its current ownership interest of 57.75 percent.

On April 20, 2011, FCX’s Board of Directors declared a supplemental common stock dividend of $0.50 per share to be paid on June 1, 2011, to common shareholders of record at the close of business on May 15, 2011.

FCX evaluated events after March 31, 2011, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

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

Business Segments

(In Millions)	North America Copper Mines			South America			Indonesia		Africa
												Atlantic	Corporate,
												Copper	Other &
		Other		Cerro	Other					Molyb-	Rod &	Smelting	Elimi-	FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke	denum	Refining	& Refining	nations	Total
Three Months Ended March 31, 2011
Revenues:
Unaffiliated customers	$136	$16	$152	$668	$595	$1,263	$1,372	a	$309	$374	$1,481	$756	$2	$5,709
Intersegment	386	810	1,196	60	79	139	358		-	-	6	6	(1,705)	-
Production and delivery	210	365	575	175	236	411	526		124	240	1,481	763	(1,743)	2,377
Depreciation, depletion and amortization	28	30	58	34	23	57	57		28	14	2	10	6	232
Selling, general and administrative expenses	-	1	1	1	1	2	43		2	4	-	8	54	114
Exploration and research expenses	-	-	-	-	-	-	-		-	1	-	-	49	50
Operating income (loss)	284	430	714	518	414	932	1,104		155	115	4	(19)	(69)	2,936

Interest expense, net	1	1	2	-	-	-	1		2	-	-	4	89	98
Provision for income taxes	-	-	-	163	143	306	507		40	-	-	-	131	984
Total assets at March 31, 2011	1,991	4,623	6,614	4,573	3,427	8,000	5,440		3,630	2,068	384	1,437	3,435	31,008
Capital expenditures	29	90	119	24	116	140	125		11	71	3	8	28	505

Three Months Ended March 31, 2010
Revenues:
Unaffiliated customers	$9	$15	$24	$458	$497	$955	$1,161	a	$249	$275	$1,066	$633	$-	$4,363
Intersegment	356	674	1,030	83	31	114	298		-	-	7	-	(1,449)	-
Production and delivery	146	318	464	171	205	376	475		110	185	1,067	628	(1,387)	1,918
Depreciation, depletion and amortization	42	40	82	34	27	61	63		30	13	2	10	10	271
Selling, general and administrative expenses	-	-	-	-	-	-	29		-	3	-	6	57	95
Exploration and research expenses	-	-	-	-	-	-	-		-	1	-	-	30	31
Operating income (loss)	177	331	508	336	296	632	892		109	73	4	(11)	(159)	2,048

Interest expense, net	2	3	5	-	-	-	-		2	-	-	2	136	145
Provision for income taxes	-	-	-	105	92	197	393		25	-	-	-	63	678
Total assets at March 31, 2010	1,897	4,194	6,091	4,294	2,803	7,097	4,896		3,431	1,745	347	1,207	2,299	27,113
Capital expenditures	3	16	19	12	36	48	98		39	7	1	9	10	231

a.												Includes PT Freeport Indonesia’s sales to PT Smelting totaling $680 million in the first three months of 2011 and $486 million in the first three months of 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of March 31, 2011, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2011 and 2010, and the consolidated statement of equity for the three-month period ended March 31, 2011. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2010, and the related consolidated statements of operations, cash flows, and equity for the year then ended (not presented herein), and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

Phoenix, Arizona
May 6, 2011

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries. You should read this discussion in conjunction with our financial statements, the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of our Business and Properties in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results. References to “Notes” are Notes included in our Notes to Consolidated Financial Statements. Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations all references to earnings or losses per share are on a diluted basis, unless otherwise noted, and have been retroactively adjusted to reflect the February 1, 2011, two-for-one stock split.

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

Our results for first-quarter 2011, compared with first-quarter 2010, primarily reflected higher realized copper and gold prices, partly offset by lower copper sales volumes. Refer to “Consolidated Results” for further discussion of our consolidated financial results for the first quarters of 2011 and 2010.

At March 31, 2011, we had $4.1 billion in consolidated cash and cash equivalents and $4.8 billion in total debt. On April 1, 2011, we redeemed the remaining $1.1 billion of the outstanding 8.25% Senior Notes (refer to Note 6 for further discussion). After taking into account the April 1, 2011, redemption, which was funded with restricted cash, total debt approximated $3.7 billion. We have no significant debt maturities in the near term; however, we may consider additional opportunities to prepay debt in advance of scheduled maturities. Refer to “Capital Resources and Liquidity – Financing Activities” for further discussion.

In December 2010, our Board of Directors (the Board) authorized a two-for-one common stock split effected on February 1, 2011 (refer to Note 1 for further discussion). All references to our common stock, per share amounts and dividends on common stock herein have been retroactively adjusted to reflect the two-for-one stock split. Refer to “Capital Resources and Liquidity – Financing Activities” for further discussion of common stock dividends.

In December 2010, the Board declared a $0.50 per share supplemental common stock dividend that was paid on December 30, 2010. In April 2011, the Board declared an additional $0.50 per share supplemental common stock dividend to be paid on June 1, 2011, to shareholders of record on May 15, 2011.

In October 2010, the government of the DRC announced the conclusion of the review of Tenke Fungurume Mining S.A.R.L.’s (TFM) contracts, and confirmed that TFM’s existing mining contracts are in good standing and acknowledged the rights and benefits granted under those contracts. In connection with the review, TFM made several commitments that have been reflected in amendments to its mining contracts, which were signed by the parties in December 2010 (refer to Note 14 in our Annual Report on Form 10-K for the year ended December 31, 2010, for further discussion). In March 2011, the amendments were approved by a ministerial council, and a Presidential Decree signed by the President and Prime Minister of the DRC was issued in April 2011. After giving effect to the modifications that will be made to TFM’s bylaws to reflect the agreement of the parties, our effective ownership interest in the project will be 56.0 percent prospectively, compared to our current ownership interest of 57.75 percent.

OUTLOOK

We view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy.

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

Sales Volumes. Our projected sales volumes depend on the achievement of targeted mining rates, the successful operation of production facilities, the impact of weather conditions and other factors. Consolidated sales from mines for the year 2011 are expected to approximate 3.9 billion pounds of copper, 1.6 million ounces of gold and 73 million pounds of molybdenum, including 965 million pounds of copper, 365 thousand ounces of gold and 17 million pounds of molybdenum for second-quarter 2011.

Unit Net Cash Costs. Quarterly unit net cash costs vary with fluctuations in sales volumes. Quarterly unit net cash costs for the remainder of 2011 are expected to be higher than first-quarter 2011 consolidated unit net cash costs of $0.79 per pound. Assuming average prices of $1,400 per ounce of gold and $15 per pound of molybdenum for the remainder of 2011, and achievement of current 2011 sales volumes and cost estimates, we estimate our consolidated unit net cash costs (net of by-product credits) for our copper mining operations would average approximately $1.04 per pound of copper for the year 2011. The impact of price changes on consolidated unit net cash costs would approximate $0.02 per pound for each $50 per ounce change in the average price of gold for the remainder of 2011, and $0.02 per pound for each $2 per pound change in the average price of molybdenum for the remainder of 2011. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production and delivery costs.

Operating Cash Flows. Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes and other working capital changes and other factors. Based on projected consolidated sales volumes and unit net cash costs for 2011, and assuming average prices of $4.25 per pound of copper, $1,400 per ounce of gold and $15 per pound of molybdenum for the remainder of 2011, we estimate consolidated operating cash flows will approximate $8.3 billion for the year 2011, net of an estimated $60 million for working capital requirements. Our estimate of operating cash flows for the year 2011 also reflect estimated taxes of $3.9 billion (refer to “Consolidated Results – Provision for Income Taxes” for further discussion of our projected annual consolidated effective annual tax rate for 2011). The impact of price changes for the remainder of 2011 on operating cash flows would approximate $125 million for each $0.05 per pound change in the average price of copper, $50 million for each $50 per ounce change in the average price of gold and $60 million for each $2 per pound change in the average price of molybdenum.

COPPER, GOLD AND MOLYBDENUM MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2001 through April 2011, the London Metal Exchange (LME) spot copper price varied from a low of $0.60 per pound in 2001 to a record high of $4.60 per pound in February 2011, the London gold price fluctuated from a low of $256 per ounce in 2001 to a record high of $1,536 per ounce in April 2011, and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $2.19 per pound in 2001 to a high of $39.25 per pound in 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Historical LME Copper Prices
Through April 28, 2011
LME Copper Prices
LME & COMEX Exchange Stocks*
000s of metric tons
Dollars per pound
1,600
1,400
1,200
1,000
800
600
400
200
0
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011

*  Excludes Shanghai stocks, producer, consumer and merchant stocks.

This graph presents LME spot copper prices and reported stocks of copper at the LME and the New York Mercantile Exchange (COMEX) from January 2001 through April 2011. From 2006 through most of 2008, limited supplies, combined with growing demand from China and other emerging economies resulted in high copper prices and low levels of inventories. In late 2008, slowing consumption, turmoil in the U.S. financial markets and concerns about the global economy led to a sharp decline in copper prices, which reached a four-year low of $1.26 per pound in December 2008. Copper prices have since improved significantly, attributable to a combination of an improved global economic outlook, strong demand from emerging markets, recovering demand in the western world and limitations of available supply. During first-quarter 2011, LME spot copper prices ranged from $4.07 per pound to a record high of $4.60 per pound and averaged $4.38 per pound. Combined LME and COMEX inventories have risen somewhat in 2011, compared to year-end 2010 levels, as a result of reduced Chinese imports.

We believe the underlying fundamentals of the copper business remain positive, supported by limited supplies from existing mines and the absence of significant new development projects. Future copper prices are expected to be volatile and are likely to be influenced by demand from China, economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and production levels of mines and copper smelters. The LME spot copper price closed at $4.25 per pound on April 28, 2011.

London Gold Prices
Through April 28, 2011
$1,550
$1,450
$1,350
$1,250
$1,150
$1,050
$950
$850
$750
$650
$550
$450
$350
$250
Dollars per ounce
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011

This graph presents London gold prices from January 2001 through April 2011. Gold prices reached a record high of $1,536 per ounce in April 2011, supported by investment demand and weakness in the U.S. dollar. During first-quarter 2011, gold prices ranged from approximately $1,319 per ounce to $1,447 per ounce and averaged $1,386 per ounce. London gold prices closed at approximately $1,536 per ounce on April 28, 2011.

Metals Week Molybdenum Dealer Oxide Prices

Through April 28, 2011

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average prices from January 2001 through April 2011. In late 2008, molybdenum prices declined significantly as a result of the financial market turmoil and a decline in demand; however, molybdenum prices have since increased, which we believe is supported by improved economic conditions and increased demand in the chemical and metallurgical sectors. During first-quarter 2011, the weekly average price of molybdenum ranged from $16.40 per pound to $17.88 per pound and averaged $17.24 per pound. The weekly average Metals Week Molybdenum Dealer Oxide weekly average price was $17.03 per pound on April 28, 2011.

CONSOLIDATED RESULTS

	Three Months Ended March 31,
	2011		2010
Financial Data (in millions, except per share amounts)
Revenuesa,b	$5,709		$4,363
Operating incomeb	$2,936		$2,048
Net income attributable to FCX common stockholders	$1,499	c	$897	d
Diluted net income per share attributable to FCX common stockholders	$1.57	c	$1.00	d,e
Diluted weighted-average common shares outstanding	955		947	e

Mining Operating Data
Copper (recoverable)
Production (millions of pounds)	950		929
Sales, excluding purchases (millions of pounds)	926		960
Average realized price per pound	$4.31		$3.42
Site production and delivery costs per poundf	$1.61		$1.35
Unit net cash costs per poundf	$0.79		$0.82
Gold (recoverable)
Production (thousands of ounces)	466		449
Sales, excluding purchases (thousands of ounces)	480		478
Average realized price per ounce	$1,399		$1,110
Molybdenum (recoverable)
Production (millions of pounds)	20		17
Sales, excluding purchases (millions of pounds)	20		17
Average realized price per pound	$18.10		$15.09

a.	Includes the impact of adjustments to provisionally priced concentrate and cathode sales recognized in the prior years (refer to “Revenues” for further discussion).

b.	Following is a summary of revenues and operating income (loss) by division (in millions):

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)
North America copper mines	$1,348	$714	$1,054	$508
South America mining	1,402	932	1,069	632
Indonesia mining	1,730	1,104	1,459	892
Africa mining	309	155	249	109
Molybdenum	374	115	275	73
Rod & Refining	1,487	4	1,073	4
Atlantic Copper Smelting & Refining	762	(19)	633	(11)
Corporate, other & eliminations	(1,703)	(69)	(1,449)	(159)
Total FCX	$5,709	$2,936	$4,363	$2,048

Refer to Note 11 for further discussion of our operating divisions and business segments.

c.
Includes losses on early extinguishment of debt totaling $6 million ($0.01 per share) associated with the revolving credit facilities that were replaced in March 2011 (refer to Note 6 for further discussion).

d.
Includes losses on early extinguishment of debt totaling $23 million ($0.02 per share) associated with open-market purchases of our 8.25% and 8.375% Senior Notes (refer to Note 6 for further discussion).

e.	Amounts have been adjusted to reflect the February 1, 2011, two-for-one stock split.

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

Revenues
Consolidated revenues, which totaled $5.7 billion in first-quarter 2011 and $4.4 billion in first-quarter 2010, include the sale of copper concentrates, copper cathodes, copper rod, gold, molybdenum and other metals by our North and South America mines, the sale of copper concentrates (which also contain significant quantities of gold and silver) by our Indonesia mining operations, the sale of copper cathodes and cobalt hydroxide by our Africa mining operations, the sale of molybdenum in various forms by our Molybdenum operations, and the sale of copper cathodes, copper anodes, and gold in anodes and slimes by Atlantic Copper.

Following is a summary of changes in our consolidated revenues between periods (in millions):

First-quarter 2010 consolidated revenues	$4,363
Higher price realizations from mining operations:
Copper	824
Gold	139
Molybdenum	59
(Lower) higher sales volumes from mining operations:
Copper	(117)
Gold	2
Molybdenum	44
Cobalt	28
Lower net adjustments primarily for prior year provisionally priced sales	(22)
Higher purchased copper	273
Higher Atlantic Copper revenues	129
Other, including intercompany eliminations	(13)
First-quarter 2011 consolidated revenues	$5,709

Price Realizations
Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper and, to a lesser extent, gold and molybdenum. Consolidated revenues in first-quarter 2011 reflected higher price realizations, compared with first-quarter 2010. Realized copper prices averaged $4.31 per pound in first-quarter 2011, compared with $3.42 per pound in first-quarter 2010; realized gold prices averaged $1,399 per ounce in first-quarter 2011, compared with $1,110 per ounce in first-quarter 2010; and realized molybdenum prices averaged $18.10 per pound in first-quarter 2011, compared with $15.09 per pound in first-quarter 2010.

Sales Volumes
Consolidated sales volumes totaled 926 million pounds of copper, 480 thousand ounces of gold and 20 million pounds of molybdenum in first-quarter 2011, compared with 960 million pounds of copper, 478 thousand ounces of gold and 17 million pounds of molybdenum in first-quarter 2010. Lower copper sales volumes in first-quarter 2011 primarily related to timing of shipments in North America and Indonesia. Higher consolidated molybdenum sales volumes in first-quarter 2011 reflected improved demand in the chemical and metallurgical sectors. Refer to “Operations” for further discussion of sales volumes at our operating divisions.

Provisionally Priced Sales
During first-quarter 2011, 57 percent of our mined copper was sold in concentrate, 22 percent as rod (from our North America operations) and 21 percent as cathodes. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future period (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisional priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until the date of final pricing. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from higher prices received for contracts priced at current market rates and also from an increase related to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

At December 31, 2010, we had provisionally priced copper sales totaling 417 million pounds of copper at our copper mining operations (net of intercompany sales and noncontrolling interests) recorded at an average of $4.36 per pound. Adjustments to the December 31, 2010, provisionally priced copper sales resulted in a net decrease to consolidated revenues of $10 million ($4 million to net income attributable to FCX common stockholders or less than $0.01 per share) in first-quarter 2011. Adjustments to the December 31, 2009, provisionally priced copper sales resulted in a net decrease of $4 million ($2 million to net income attributable to FCX common stockholders or less than $0.01 per share) in first-quarter 2010.

At March 31, 2011, we had provisionally priced copper sales at our copper mining operations totaling 464 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $4.27 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the March 31, 2011, provisional price recorded would have a net impact on our 2011 consolidated revenues of approximately $31 million ($15 million to net income attributable to FCX common stockholders). The LME spot copper price closed at $4.25 per pound on April 28, 2011.

Purchased Copper
From time to time we purchase copper cathode to be processed by our Rod & Refining operations when production from our North America copper mines does not meet customer demand. Accordingly, the increase in purchased copper in first-quarter 2011, compared with first-quarter 2010, resulted from higher customer demand and prices.

Atlantic Copper Revenues
The increase in Atlantic Copper’s revenues in first-quarter 2011, compared with first-quarter 2010, primarily reflected higher copper revenues associated with higher prices. Refer to “Operations” for further discussion of Atlantic Copper Smelting & Refining.

Production and Delivery Costs
Consolidated production and delivery costs totaled $2.4 billion in first-quarter 2011, compared with $1.9 billion in first-quarter 2010. Higher production and delivery costs for first-quarter 2011 primarily reflected higher input costs at our mining operations and higher costs of concentrate purchases at Atlantic Copper associated with higher copper prices.

Consolidated unit site production and delivery costs for our copper mining operations averaged $1.61 per pound of copper in first-quarter 2011, compared with $1.35 per pound of copper in first-quarter 2010. Higher site production and delivery costs in first-quarter 2011 primarily reflected increased input costs, including materials, labor and energy. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Our copper mining operations require significant energy, principally diesel, electricity, coal and natural gas. For the year 2011, we expect energy costs to approximate 22 percent of our consolidated copper production costs, which reflects purchases of approximately 250 million gallons of diesel fuel; 6,660 gigawatt hours of electricity at our North America, South America and Africa copper mining operations (we generate all of our power at our Indonesia mining operation); 735 thousand metric tons of coal for our coal power plant in Indonesia; and 1 million MMBTU (million british thermal units) of natural gas at certain of our North America mines. Energy costs for 2010 approximated 20 percent of our consolidated copper production costs.

Depreciation, Depletion and Amortization
Consolidated depreciation, depletion and amortization expense totaled $232 million in first-quarter 2011, compared with $271 million in first-quarter 2010. Lower depreciation, depletion and amortization expense in first-quarter 2011 primarily reflected lower expense under the units-of-production method as a result of lower copper sales volumes.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses increased to $114 million in first-quarter 2011, compared with $95 million in first-quarter 2010, primarily reflecting higher incentive compensation costs associated with improved operating results.

Exploration and Research Expenses
Consolidated exploration and research expenses totaled $50 million in first-quarter 2011, compared with $31 million in first-quarter 2010. We are conducting exploration activities near our existing mines with a focus on opportunities to expand reserves that will support additional future production capacity in the large mineral districts where we currently operate. Favorable exploration results indicate opportunities for significant future potential reserve additions in North and South America and in the Tenke minerals district. The drilling data in North America continues to indicate the potential for expanded sulfide production.

For the year 2011, exploration and research expenditures are expected to total $285 million, including approximately $225 million for exploration. Exploration activities will continue to focus primarily on the potential for future reserve additions in our existing mineral districts.

Interest Expense, Net
Consolidated interest expense (before capitalization) totaled $123 million in first-quarter 2011 and $151 million in first-quarter 2010. Lower interest expense in first-quarter 2011 primarily reflected the impact of debt repayments during 2010.

Capitalized interest is primarily related to our development projects and totaled $25 million in first-quarter 2011 and $6 million in first-quarter 2010. Refer to “Operations” for further discussion of current development projects.

Losses on Early Extinguishment of Debt
During first-quarter 2011, we recorded losses on early extinguishment of debt totaling $7 million ($6 million to net income attributable to FCX common stockholders or $0.01 per share) related to the revolving credit facilities that were replaced in March 2011 by a new senior unsecured revolving credit facility.

During first-quarter 2010, we recorded losses on early extinguishment of debt totaling $27 million ($23 million to net income attributable to FCX common stockholders or $0.02 per share) associated with open-market purchases of our 8.25% and 8.375% Senior Notes.

On April 1, 2011, we redeemed the remaining $1.1 billion of our outstanding 8.25% Senior Notes due 2015. In second-quarter 2011, we expect to record a loss on early extinguishment of debt of $56 million ($49 million to net income attributable to FCX common stockholders) in connection with this redemption.

Refer to Note 6 for further discussion of these transactions.

Provision for Income Taxes
Our first-quarter 2011 income tax provision resulted from taxes on international operations ($846 million) and U.S. operations ($138 million).  Our first-quarter 2010 income tax provision resulted from taxes on international operations ($597 million) and U.S. operations ($81 million). A summary of the approximate amounts in the calculation of our consolidated provision for income taxes for the first quarters of 2011 and 2010 follow (in millions, except percentages):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
			Income Tax			Income Tax
		Effective	(Provision)	Income	Effective	(Provision)
	Incomea	Tax Rate	Benefit	(Loss)a	Tax Rate	Benefit
U.S.	$647	21%	$(138)	$329	25%	$(81)
South America	914	33%	(306)	623	32%	(197)
Indonesia	1,161	44%	(507)	909	43%	(393)
Africa	104	38%	(40)	85	30%	(25)
Eliminations and other	15	N/A	7	(58)	N/A	18
Consolidated FCX	$2,841	35%b	$(984)	$1,888	36%b	$(678)

a.	Represents income (loss) by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.
Our consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Accordingly, variations in the relative proportions of jurisdictional income result in fluctuations to our consolidated effective income tax rate. Assuming average prices of $4.25 per pound for copper, $1,400 per ounce for gold and $15 per pound for molybdenum for the remainder of 2011 and current sales estimates, we estimate our annual consolidated effective tax rate will approximate 35 percent.

OPERATIONS

North America Copper Mines
We currently operate seven copper mines in North America – Morenci, Bagdad, Safford, Sierrita and Miami in Arizona, and Tyrone and Chino in New Mexico. All of these mining operations are wholly owned, except for Morenci, an unincorporated joint venture, in which we own an 85 percent undivided interest.

The North America copper mines include open-pit mining, sulfide ore concentrating, leaching and solution extraction/electrowinning (SX/EW) operations. Molybdenum is also produced by Morenci, Bagdad and Sierrita. A majority of the copper produced at our North America copper mines is cast into copper rod by our Rod & Refining operations. The remainder of our North America copper sales is primarily in the form of copper cathode or copper concentrate.

Operating and Development Activities.
Morenci Mine Ramp-up and Mill Restart. In March 2011, we reached our targeted mining rate of 635,000 metric tons per day after commencing a staged ramp-up at the Morenci mine from the 2009 rate of 450,000 metric tons per day. In addition, in March 2010, we restarted the Morenci mill to process available sulfide material currently being mined. Mill throughput averaged 48,300 metric tons of ore per day in first-quarter 2011 and is expected to increase to approximately 50,000 metric tons per day by the second half of 2011. These activities are expected to enable copper production to increase by approximately 125 million pounds per year beginning in 2011.

During first-quarter 2011, we also commenced a feasibility study to add additional mining and milling capacity at Morenci to process additional sulfide ore identified through positive exploratory drilling over the last few years. This project, which would require significant investment, would increase milling rates to approximately 115,000 metric tons per day and target incremental annual copper production of 150 to 200 million pounds within a two to three year time frame. The study is expected to be completed in the second half of 2011.

Miami Restart. We initiated limited mining activities at the Miami mine to improve efficiencies of ongoing reclamation projects associated with historical mining operations at the site. During an approximate five-year mine life, we expect to ramp up production at Miami to approximately 100 million pounds of copper per year by 2012.

Chino Restart. We are restarting mining and milling activities at the Chino mine, which were suspended in late 2008. The ramp up of mining and milling activities will significantly increase copper production at Chino, which is currently producing small amounts of copper from existing leach stockpiles. The start-up is on schedule, with planned mining and milling rates expected to be achieved by the end of 2013. Incremental annual copper production is expected to be 100 million pounds in 2012 and 2013 and 200 million pounds in 2014. Costs for the project associated with equipment and mill refurbishment are expected to approximate $150 million.

Safford Sulphur Burner. We have completed construction of the $150 million sulphur burner project at the Safford mine, which will provide a more cost-effective source of sulphuric acid used in SX/EW operations and lower transportation costs.

Twin Buttes. In December 2009, we purchased the Twin Buttes copper mine, which ceased operations in 1994 and is adjacent to our Sierrita mine. The purchase provides significant synergies in the Sierrita minerals district, including the potential for expanded mining activities and access to material that can be used for Sierrita tailings and stockpile reclamation purposes. We are conducting drilling on the property and metallurgical studies to support a feasibility study expected to commence in late 2011.

Operating Data. Following is summary operating data for the North America copper mines for the first quarters of 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	282	264
Sales, excluding purchases	276	291
Average realized price per pound	$4.40	$3.32

Molybdenum (millions of recoverable pounds)
Productiona	7	6

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	811,700	601,900
Average copper ore grade (percent)	0.24	0.24
Copper production (millions of recoverable pounds)	182	202

Mill operations
Ore milled (metric tons per day)	213,400	162,900
Average ore grade (percent):
Copper	0.36	0.30
Molybdenum	0.03	0.02
Copper recovery rate (percent)	81.8	85.7
Production (millions of recoverable pounds):
Copper	122	80
Molybdenum	7	6

a.	Reflects molybdenum production from certain of our North America copper mines. Sales of molybdenum are reflected in the Molybdenum division.

Copper production from our North America copper mines was higher in first-quarter 2011, compared with first-quarter 2010, primarily reflecting increased mining and milling activities at Morenci. However, copper sales volumes from our North America copper mines decreased to 276 million pounds in first-quarter 2011, compared with 291 million pounds in first-quarter 2010, primarily because of timing of shipments.

For the year 2011, copper sales volumes from our North America copper mines are expected to approximate 1.2 billion pounds, compared with 1.1 billion pounds of copper in 2010. The restart of the Miami and Chino mines and potential expansion of the Morenci mine are expected to further increase production in future periods. Molybdenum production from our North America copper mines is expected to approximate 34 million pounds for the year 2011.

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

Gross Profit per Pound of Copper and Molybdenum

The following table summarizes unit net cash costs and gross profit per pound at the North America copper mines for the first quarters of 2011 and 2010. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	By-	Co-Product Method		By-	Co-Product Method
	Product		Molyb-	Product		Molyb-
	Method	Copper	denuma	Method	Copper	denuma
Revenues, excluding adjustments	$4.40	$4.40	$16.87	$3.32	$3.32	$13.93

Site production and delivery, before net noncash
and other costs shown below	1.75	1.57	7.08	1.31	1.20	7.40
By-product creditsa	(0.49)	-	-	(0.26)	-	-
Treatment charges	0.11	0.10	-	0.08	0.08	-
Unit net cash costs	1.37	1.67	7.08	1.13	1.28	7.40
Depreciation, depletion and amortization	0.20	0.19	0.43	0.27	0.25	0.63
Noncash and other costs, net	0.15	0.15	0.12	0.08	0.08	0.05
Total unit costs	1.72	2.01	7.63	1.48	1.61	8.08
Revenue adjustments	-	-	-	-	-	-
Idle facility and other non-inventoriable costs	(0.03)	(0.03)	(0.02)	(0.06)	(0.06)	-
Gross profit per pound	$2.65	$2.36	$9.22	$1.78	$1.65	$5.85

Copper sales (millions of recoverable pounds)	275	275		291	291
Molybdenum sales (millions of recoverable pounds)b			7			6

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Reflects molybdenum produced by the North America copper mines.

Unit net cash costs (net of by-product credits) for our North America copper mines increased to $1.37 per pound of copper in first-quarter 2011, compared with $1.13 per pound of copper in first-quarter 2010, primarily reflecting higher site production and delivery costs ($0.44 per pound) resulting from increased mining and milling activities and higher input costs, partly offset by higher molybdenum credits ($0.23 per pound) resulting from higher molybdenum volumes and prices.

The decrease in depreciation, depletion and amortization in first-quarter 2011 primarily reflects lower straight-line expense, and the increase in net noncash and nonrecurring costs for first-quarter 2011 primarily reflects the restart of mining and milling activities at the Chino mine.

Our operating North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-products and other factors. Based on current operating plans, and assuming achievement of current 2011 sales volume and cost estimates and an average price of $15 per pound of molybdenum for the remainder of 2011, we estimate that average unit net cash costs (net of by-product credits) for our North America copper mines would approximate $1.47 per pound of copper for the year 2011, compared with $1.24 per pound in 2010. Each $2 per pound change in the average price of molybdenum during the remainder of 2011 would have an approximate $0.04 per pound impact on the North America copper mines’ 2011 average unit net cash costs.

South America Mining
We operate four copper mines in South America – Cerro Verde in Peru, and El Abra, Candelaria and Ojos del Salado in Chile. We own a 53.56 percent interest in Cerro Verde, a 51 percent interest in El Abra, and an 80 percent interest in both Candelaria and Ojos del Salado.

South America mining includes open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. In addition to copper, the Cerro Verde mine produces molybdenum concentrates, and the Candelaria and Ojos del Salado mines produce gold and silver. Production from our South America mines is sold as copper concentrate or copper cathode under long-term contracts. Our South America mines sell a portion of their copper concentrate and cathode inventories to Atlantic Copper, an affiliated smelter.

Operating and Development Activities.
El Abra Sulfide. During first-quarter 2011, we commenced production from El Abra’s newly commissioned stacking and leaching facilities to transition from oxide to sulfide ores. Production from the sulfide ore, which is projected to reach design levels in the second half of 2011, would approximate 300 million pounds of copper per year and substantially replaces the currently depleting oxide copper production. The aggregate capital investment for this project is expected to total $725 million through 2015, of which approximately $565 million is for the initial phase of the project expected to be complete in 2011. Project costs of $422 million have been incurred as of March 31, 2011 ($61 million during first-quarter 2011).

We are also engaged in pre-feasibility studies for a potential large-scale milling operation at El Abra to process additional sulfide material and to achieve higher recoveries.

Cerro Verde Expansion. During fourth-quarter 2010, we completed the $50 million project to increase throughput at the Cerro Verde concentrator. This project increased mill throughput from 108,000 metric tons of ore per day to 120,000 metric tons of ore per day resulting in incremental annual copper production of approximately 30 million pounds of copper.

We are progressing our evaluation of a large-scale concentrator expansion at Cerro Verde. Significant reserve additions in recent years have provided opportunities to significantly expand the existing facility’s capacity. A range of expansion options have been considered and we are targeting a project to increase mill throughput from 120,000 metric tons per day to 360,000 metric tons per day. Following the completion of the feasibility study in second-quarter 2011, we expect to file an environmental impact assessment during the second half of 2011.

Candelaria Water Plant. As part of our overall strategy to supply water to the Candelaria mine, we recently completed construction of a pipeline to bring water from a nearby water treatment facility. In addition, we have started engineering for a desalination plant that will supply all of Candelaria’s longer term water needs. The plant is expected to be completed by the end of 2012 at a capital investment of $280 million. Project costs of $30 million have been incurred as of March 31, 2011 ($24 million during first-quarter 2011).

Other Matters. As reported in Note 13 of our Annual Report on Form 10-K for the year ended December 31, 2010, Cerro Verde has received assessments from SUNAT, the Peruvian national tax authority, in connection with its alleged obligations for mining royalties related to the minerals processed by its concentrator, which was added to Cerro Verde’s processing facilities in late 2006. These assessments relate to the period from October 2006 through December 2007, and for the year 2008. SUNAT has issued rulings denying Cerro Verde’s protest of the assessments, and Cerro Verde has appealed these decisions to the Peruvian Tax Court. Cerro Verde is challenging these royalties because its stability agreement with the Peruvian government exempts from royalties all minerals extracted from its mining concession, irrespective of the method used for processing those minerals. If Cerro Verde is ultimately found responsible for these royalties, it will also be liable for interest, which accrues at rates that range from 7 to 18 percent based on the year accrued and the currency in which the amounts would be payable. At March 31, 2011, the aggregate amount of the assessments, including interest approximated $122 million. This amount will continue to increase at varying interest rates. Cerro Verde has also received a request for information for mining royalties covering the year 2009. SUNAT may continue to assess mining royalties annually until this matter is resolved by the Tax Court.

As reported in Note 14 of our Annual Report on Form 10-K for the year ended December 31, 2010, during 2006, the Peruvian government announced that all mining companies operating in Peru would be required to make annual contributions to local development funds for a five-year period (covering the years 2006 through 2010) when copper prices exceeded certain levels that were adjusted annually. The contribution was equal to 3.75 percent of after-tax profits, and totaled $41 million for the year 2010. It is not certain whether the contribution will be extended, abandoned, or replaced by a tax or different mechanism. We will continue to monitor the activity associated with this matter.

Operating Data. Following is summary operating data for our South America mining operations for the first quarters of 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Copper (millions of recoverable pounds)
Production	317	322
Sales	312	307
Average realized price per pound	$4.31	$3.46

Gold (thousands of recoverable ounces)
Production	24	19
Sales	24	19
Average realized price per ounce	$1,394	$1,113

Molybdenum (millions of recoverable pounds)
Productiona	3	2

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	262,200	255,800
Average copper ore grade (percent)	0.43	0.44
Copper production (millions of recoverable pounds)	90	133

Mill operations
Ore milled (metric tons per day)	191,800	180,100
Average ore grade (percent):b
Copper	0.68	0.62
Molybdenum	0.02	0.02
Copper recovery rate (percent)	91.4	89.2
Production (recoverable):
Copper (millions of pounds)	227	189
Gold (thousands of ounces)	24	19
Molybdenum (millions of pounds)	3	2

a.	Reflects molybdenum production from our Cerro Verde copper mine. Sales of molybdenum are reflected in the Molybdenum division.

b.	Average ore grades of gold produced at our South America mining operations rounds to less than 0.001 grams per metric ton.

Copper sales from our South America mining operations increased to 312 million pounds in first-quarter 2011, compared with 307 million pounds in first-quarter 2010, primarily reflecting higher ore grades at Candelaria and increased mill throughput at Cerro Verde, partly offset by anticipated lower mining rates at El Abra as it transitions from oxide to sulfide ores.

Consolidated sales volumes from South America mining are expected to approximate 1.3 billion pounds of copper and 100 thousand ounces of gold in 2011, compared with 1.3 billion pounds of copper and 93 thousand ounces of gold in 2010. Molybdenum production from South America mining is expected to approximate 11 million pounds for the year 2011.

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

Gross Profit per Pound of Copper

The following table summarizes unit net cash costs and gross profit per pound at the South America mining operations for the first quarters of 2011 and 2010. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had small amounts of molybdenum, gold and silver sales. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	By-Product	Co-Product	By-Product	Co-Product
	Method	Method	Method	Method
Revenues, excluding adjustments	$4.31	$4.31	$3.46	$3.46

Site production and delivery, before net noncash
and other costs shown below	1.30	1.20	1.20	1.14
By-product credits	(0.36)	-	(0.17)	-
Treatment charges	0.19	0.19	0.15	0.15
Unit net cash costs	1.13	1.39	1.18	1.29
Depreciation, depletion and amortization	0.18	0.17	0.19	0.19
Noncash and other costs, net	0.01	0.01	0.01	0.01
Total unit costs	1.32	1.57	1.38	1.49
Revenue adjustments, primarily for pricing on
prior period open sales	0.03	(0.03)	(0.01)	(0.01)
Other non-inventoriable costs	(0.05)	(0.04)	(0.03)	(0.02)
Gross profit per pound	$2.97	$2.67	$2.04	$1.94

Copper sales (millions of recoverable pounds)	312	312	307	307

Unit net cash costs (net of by-product credits) for our South America mining operations decreased to $1.13 per pound of copper in first-quarter 2011, compared with $1.18 per pound in first-quarter 2010, primarily reflecting higher by-product credits ($0.19 per pound) associated with higher gold and molybdenum prices and volumes, partly offset by higher site production and delivery costs ($0.10 per pound) associated with higher input costs, including materials, energy and currency exchange rates, partly offset by higher volumes.

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-products and other factors. Assuming achievement of current sales volume and cost estimates and an average price of $1,400 per ounce of gold for the remainder of 2011 and an average price of $15 per pound of molybdenum for the remainder of 2011, we estimate that average unit net cash costs (net of by-product credits) for our South America mining operations would approximate $1.19 per pound of copper for the year 2011, compared with $1.15 per pound in 2010.

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

Development Activities. We have several projects in progress in the Grasberg minerals district, including development of the large-scale, high-grade underground ore bodies located beneath and nearby the Grasberg open pit. Over the next five years, aggregate capital spending on these projects is expected to average $600 million per year ($470 million per year net to PT Freeport Indonesia). Considering the long-term nature and large size of these projects, actual costs could differ materially from these estimates.

The following provides additional information on these projects, including the continued development of the Common Infrastructure project, the Grasberg Block Cave and Big Gossan underground mines and development of the Deep Mill Level Zone (DMLZ) ore body, that lies below the Deep Ore Zone (DOZ) underground mine, which completed an expansion to 80,000 metric tons of ore per day in first-quarter 2010.

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

The Grasberg Block Cave underground mine accounts for over one-third of our reserves in Indonesia. Production at the Grasberg Block Cave mine is currently scheduled to commence at the end of mining the Grasberg open pit, which is currently expected to continue until mid-2016. The timing of the transition to underground Grasberg Block Cave mine development will continue to be assessed.

Aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $3.7 billion (incurred between 2008 and 2021), with PT Freeport Indonesia’s share totaling approximately $3.4 billion. Aggregate project costs totaling $320 million have been incurred through March 31, 2011 ($60 million during first-quarter 2011). Targeted production rates once the Grasberg Block Cave mining operation reaches full capacity are expected to approximate 160,000 metric tons of ore per day.

Big Gossan. The Big Gossan underground mine is a high-grade deposit located near PT Freeport Indonesia’s existing milling complex. The Big Gossan mine is being developed as an open-stope mine with backfill consisting of mill tailings and cement, an established mining methodology. Production, which began in fourth-quarter 2010, is designed to ramp up to 7,000 metric tons of ore per day by the end of 2012 (equal to average annual aggregate incremental production of 125 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts). The aggregate capital investment for this project is currently estimated at approximately $535 million, with PT Freeport Indonesia’s share totaling approximately $500 million. Aggregate project costs of $458 million have been incurred through March 31, 2011 ($14 million during first-quarter 2011).

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. We plan to mine the ore body using a block-cave method with production beginning in 2015, near completion of mining at the DOZ. Drilling efforts continue to determine the extent of this ore body. We continue to develop the Common Infrastructure project and tunnels from mill level. In 2009, we completed a portion of the spur to the DMLZ mine and reached the edge of the DMLZ terminal and development continued on terminal infrastructure and mine access in 2010. Aggregate mine development capital costs for the DMLZ are expected to approximate $2.0 billion (incurred from 2009 to 2020), with PT Freeport Indonesia’s share totaling approximately $1.2 billion. Aggregate project costs totaling $139 million have been incurred through March 31, 2011 ($36 million during first-quarter 2011). Targeted production rates once the DMLZ mining operation reaches full capacity are expected to approximate 80,000 metric tons of ore per day.

Other Matters. As reported in Note 13 of our Annual Report on Form 10-K for the year ended December 31, 2010, in October 2010, PT Freeport Indonesia received an assessment from the Indonesian tax authorities for additional taxes approximating $106 million and interest approximating $52 million related to various audit exceptions for 2005. PT Freeport Indonesia has filed objections to these assessments because it believes that it has properly paid taxes for the year 2005 and is working with the Indonesian tax authorities to resolve this matter.

As reported in Note 13 of our Annual Report on Form 10-K for the year ended December 31, 2010, in December 2009, PT Freeport Indonesia was notified by the Large Taxpayer’s Office of the Government of Indonesia of its view that PT Freeport Indonesia is obligated to pay value added taxes on certain goods imported after the year 2000. The amount of taxes and penalties would be significant. PT Freeport Indonesia believes that, pursuant to the terms of its Contract of Work, it is only required to pay value added taxes on these types of goods imported after December 30, 2009. PT Freeport Indonesia has not received an assessment and is working with the applicable government authorities to resolve this matter.

As reported in “Risk Factors” contained in Part I, Item 1A of our report on Form 10-K for the year ended December 31, 2010, between July 2009 and January 2010 there were a series of shooting incidents along the road leading to our mining and milling operations at the Grasberg mining complex which resulted in three fatalities and several injuries. In early April 2011, there were two additional shooting incidents that resulted in two fatalities and two injuries to PT Freeport Indonesia employees. The Indonesian government has responded with additional security forces and expressed a strong commitment to protect the safety of the community and our operations. The investigation of these matters is continuing, and we have taken precautionary measures, including limiting use of the road to secured convoys. Our mining and milling activities have continued uninterrupted; however, prolonged limitations on access to the road could adversely affect operations at the mine.

Operating Data. Following is summary operating data for our Indonesia mining operations for the first quarters of 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	284	279
Sales	278	296
Average realized price per pound	$4.26	$3.51

Gold (thousands of recoverable ounces)
Production	441	429
Sales	454	458
Average realized price per ounce	$1,400	$1,110

100% Operating Data
Ore milled (metric tons per day):a
Grasberg open pit	140,300	155,100
DOZ underground mine	80,100	78,900
Big Gossan underground mine	1,800	-
Total	222,200	234,000
Average ore grade:
Copper (percent)	0.77	0.78
Gold (grams per metric ton)	0.89	0.87
Recovery rates (percent):
Copper	87.3	88.2
Gold	82.0	79.0
Production (recoverable):
Copper (millions of pounds)	284	308
Gold (thousands of ounces)	459	466

a.	Amounts represent the approximate average daily throughput processed at PT Freeport Indonesia’s mill facilities from each producing mine.

Copper sales from our Indonesia mining operations decreased to 278 million pounds of copper in first-quarter 2011, compared with 296 million pounds of copper in first-quarter 2010, primarily because of timing of shipments. Gold sales volumes from our Indonesia mining operations in first-quarter 2011 of 454 thousand ounces approximated first-quarter 2010 volumes of 458 thousand ounces.

At the Grasberg mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production resulting in varying quarterly and annual sales of copper and gold. Because of recent revisions to Grasberg’s mine plans,  projected sales from our Indonesia mining operations for 2011 are expected to approximate 1.1 billion pounds of copper and 1.5 million ounces of gold, compared with 1.2 billion pounds of copper and 1.8 million ounces of gold in 2010.

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

Gross Profit per Pound of Copper and per Ounce of Gold

The following table summarizes the unit net cash costs (credits) and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the first quarters of 2011 and 2010. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	By-Product	Co-Product Method		By-Product	Co-Product Method
	Method	Copper	Gold	Method	Copper	Gold
Revenues, excluding adjustments	$4.26	$4.26	$1,400	$3.51	$3.51	$1,110

Site production and delivery, before net noncash
and other costs shown below	1.84	1.18	386	1.54	1.02	323
Gold and silver credits	(2.34)	-	-	(1.79)	-	-
Treatment charges	0.18	0.11	37	0.23	0.15	47
Royalty on metals	0.16	0.10	34	0.12	0.08	26
Unit net cash (credits) costs	(0.16)	1.39	457	0.10	1.25	396
Depreciation and amortization	0.21	0.13	43	0.21	0.14	45
Noncash and other costs, net	0.05	0.04	12	0.06	0.04	13
Total unit costs	0.10	1.56	512	0.37	1.43	454
Revenue adjustments, primarily for pricing on
prior period open sales	(0.03)	(0.03)	(38)	(0.03)	(0.03)	2
PT Smelting intercompany profit	0.17	0.11	36	0.04	0.03	8
Gross profit per pound/ounce	$4.30	$2.78	$886	$3.15	$2.08	$666

Copper sales (millions of recoverable pounds)	278	278		296	296
Gold sales (thousands of recoverable ounces)			454			458

Because of the fixed nature of a large portion of PT Freeport Indonesia’s costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period. Unit net cash costs (net of gold and silver credits) for PT Freeport Indonesia decreased to a net credit of $0.16 per pound of copper in first-quarter 2011, compared with a net cost of $0.10 per pound in first-quarter 2010, primarily reflecting higher gold and silver credits ($0.55 per pound) mostly related to higher gold prices, partly offset by higher site production and delivery costs ($0.30 per pound) reflecting higher maintenance and other input costs.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

Assuming achievement of current sales volume and cost estimates, and an average gold price of $1,400 per ounce for the remainder of 2011, we estimate that average unit net cash costs for PT Freeport Indonesia (net of gold and silver credits) would approximate $0.38 per pound of copper for the year 2011, compared with a net credit of $0.04 per pound in 2010. Each $50 per ounce change in the average price of gold during the remainder of 2011 would have an approximate $0.06 per pound impact on PT Freeport Indonesia’s 2011 average unit net cash costs.

Africa Mining
Africa mining includes the Tenke copper and cobalt mining concessions in the Katanga province of the DRC. The Tenke mine includes surface mining, leaching and SX/EW operations. Copper production from the Tenke mine is sold as copper cathode. In addition to copper, the Tenke mine produces cobalt hydroxide.

In October 2010, the government of the DRC announced the conclusion of the review of TFM’s contracts, and confirmed that TFM’s existing mining contracts are in good standing and acknowledged the rights and benefits granted under those contracts. In connection with the review, TFM made several commitments that have been reflected in amendments to its mining contracts, which were signed by the parties in December 2010 (refer to Note 14 in our Annual Report on Form 10-K for the year ended December 31, 2010, for further discussion). In March 2011, the amendments were approved by a ministerial council, and a Presidential Decree signed by the President and Prime Minister of the DRC was issued in April 2011. After giving effect to the modifications that will be made to TFM’s bylaws to reflect the agreement of the parties, our effective ownership interest in the project will be 56.0 percent prospectively, compared to our current ownership interest of 57.75 percent.

Operating and Development Activities. Pursuant to our agreement with Lundin Mining Corporation, we were responsible for funding 70 percent of the project development costs and 100 percent of certain cost overruns on the initial project. Of the approximate $2 billion we invested in the initial project, we have been repaid approximately $500 million as of March 31, 2011.

The milling facilities at Tenke, which were designed to produce at a capacity rate of 8,000 metric tons of ore per day, continue to perform above capacity, with first-quarter 2011 throughput averaging 10,800 metric tons of ore per day. Tenke has also procured additional equipment, which is enabling additional high-grade material to be mined and processed in 2011. As a result of these enhancements to the mine plan and an expected mill throughput rate of 10,000 metric tons of ore per day, we estimate the average annual copper production at Tenke will approximate 290 million pounds of copper.

We continue to engage in drilling activities, exploration analyses and metallurgical testing to evaluate the potential of the highly prospective minerals district at Tenke. These analyses are being incorporated in future plans to evaluate opportunities for expansion. We are planning a second phase of the project, which would include optimizing the current plant and increasing capacity. As part of the second phase, we are completing studies to expand the mill rate to 14,000 metric tons per day and to construct related processing facilities that would target the addition of approximately 150 million pounds of copper per year in an approximate two-year timeframe. We expect production volumes from the project to expand significantly over time. Future expansions are subject to a number of factors, including economic and market conditions and the business and investment climate in the DRC.

Operating Data. Following is summary operating data for our Africa mining operations for the first quarters of 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Copper (millions of recoverable pounds)
Production	67	64
Sales	60	66
Average realized price per pounda	$4.19	$3.26

Cobalt (millions of contained pounds)
Production	6	5
Sales	6	3
Average realized price per pound	$10.99	$10.94

Ore milled (metric tons per day)	10,800	9,700
Average ore grade (percent):
Copper	3.42	3.70
Cobalt	0.38	0.46
Copper recovery rate (percent)	91.7	91.7

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

Copper sales volumes from the Tenke mine decreased to 60 million pounds of copper in first-quarter 2011, compared with 66 million pounds of copper in first-quarter 2010, primarily because of timing of shipments.

Consolidated sales volumes from Tenke are expected to approximate 285 million pounds of copper and over 20 million pounds of cobalt for the year 2011, compared with 262 million pounds of copper and 20 million pounds of cobalt in 2010.

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

Gross Profit per Pound of Copper and Cobalt

The following table summarizes the unit net cash costs and gross profit per pound of copper and cobalt at our Africa mining operations for first quarters of 2011 and 2010. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	By-Product	Co-Product Method		By-Product	Co-Product Method
	Method	Copper	Cobalt	Method	Copper	Cobalt
Revenues, excluding adjustmentsa	$4.19	$4.19	$10.99	$3.26	$3.26	$10.94

Site production and delivery, before net noncash
and other costs shown below	1.51	1.35	5.45	1.37	1.33	4.69
Cobalt creditsb	(0.75)	-	-	(0.40)	-	-
Royalty on metals	0.10	0.07	0.19	0.07	0.06	0.21
Unit net cash costs	0.86	1.42	5.64	1.04	1.39	4.90
Depreciation and amortization	0.47	0.40	0.78	0.46	0.36	2.00
Noncash and other costs, net	0.16	0.13	0.26	0.01	0.02	0.10
Total unit costs	1.49	1.95	6.68	1.51	1.77	7.00
Revenue adjustments, primarily for pricing on
prior period open sales	(0.01)	(0.01)	0.39	-	-	1.13
Other non-inventoriable costs	(0.05)	(0.04)	(0.08)	(0.09)	(0.07)	(0.40)
Gross profit per pound	$2.64	$2.19	$4.62	$1.66	$1.42	$4.67

Copper sales (millions of recoverable pounds)	60	60		66	66
Cobalt sales (millions of contained pounds)			6			3

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Unit net cash costs (net of cobalt credits) for Tenke averaged $0.86 per pound of copper for first-quarter 2011, compared with $1.04 per pound of copper in first-quarter 2010, primarily reflecting higher cobalt credits ($0.35 per pound) because of higher cobalt volumes, partly offset by higher site production and delivery costs ($0.14 per pound) mostly associated with increased mining and milling activity and higher input costs.

Assuming achievement of current sales volumes and cost estimates and an average cobalt price of $14 per pound for the remainder of 2011, we estimate that average unit net cash costs for Tenke (net of cobalt credits) would approximate $0.93 per pound of copper for the year 2011, compared with $0.90 per pound in 2010. Each $2 per pound change in the average price of cobalt during the remainder of 2011 would have an approximate $0.06 per pound impact on Tenke’s 2011 average unit net cash costs.

Molybdenum
Our Molybdenum operations are an integrated producer of molybdenum, with mining, sulfide ore concentrating, roasting and processing facilities that produce high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products, which are sold to customers around the world, and include the wholly owned Henderson molybdenum mine in Colorado and related conversion facilities. The Henderson underground mine produces high-purity, chemical-grade molybdenum concentrates, which are typically further processed into value-

added molybdenum chemical products. The Molybdenum operations also include the wholly owned Climax molybdenum mine in Colorado, for which construction activities in preparation to restart mining activities are ongoing; a sales company that purchases and sells molybdenum from our Henderson mine and from certain of our North and South America mines that produce molybdenum; and related conversion facilities that, at times, roast and/or process material on a toll basis for third-parties. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities for processing into a product that is returned to the customer, who pays us for processing their material into the specified products.

Development Activities. Construction activities at the Climax molybdenum mine are approximately 60 percent complete. Recent activities include continuation of mill equipment assembly, commencement of flotation cell placement and refurbishment of the primary crusher. We plan to continue advancing construction and conduct mine preparation activities during 2011, with construction expected to be complete in early 2012. The timing for start up of mining and milling activities will be dependent on market conditions. The Climax mine would have an initial design capacity of 30 million pounds of molybdenum annually, with significant expansion options. Total estimated costs for the project approximate $700 million, of which approximately $334 million has been incurred through March 31, 2011 ($80 million during first-quarter 2011).

Other Matters. We are negotiating the renewal of the labor agreement covering certain employees at Rotterdam, our molybdenum conversion facility in the Netherlands, which expired in March 2011.

Operating Data. Following is summary operating data for the Molybdenum operations for the first quarters of 2011 and 2010:

	First Quarter
	2011	2010
Molybdenum (millions of recoverable pounds)
Productiona	10	9
Sales, excluding purchasesb	20	17
Average realized price per pound	$18.10	$15.09

Henderson molybdenum mine
Ore milled (metric tons per day)	23,400	23,200
Average molybdenum ore grade (percent)	0.24	0.23
Molybdenum production (millions of recoverable pounds)	10	9

a.	Reflects production at the Henderson molybdenum mine.

b.	Includes sales of molybdenum produced at our North and South America mines.

Molybdenum sales volumes increased to 20 million pounds in first-quarter 2011, compared with 17 million pounds in first-quarter 2010, primarily reflecting improved demand in the chemical and metallurgical sectors.

Molybdenum sales volumes are expected to approximate 73 million pounds for the year 2011 (of which approximately 45 million pounds represents molybdenum production from our North and South America mines) compared with 67 million pounds in 2010 (of which 32 million pounds represented molybdenum production from our North and South America mines).

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

Gross Profit per Pound of Molybdenum

The following table summarizes the unit net cash costs and gross profit per pound of molybdenum at our Henderson molybdenum mine for the first quarters of 2011 and 2010. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31,
	2011	2010
Revenues, excluding adjustments	$17.37	$14.66

Site production and delivery, before net noncash
and other costs shown below	5.25	4.48
Treatment charges and other	0.88	1.08
Unit net cash costs	6.13	5.56
Depreciation, depletion and amortization	0.88	0.84
Noncash and other costs, net	0.03	0.04
Total unit costs	7.04	6.44
Gross profita	$10.33	$8.22

Molybdenum sales (millions of recoverable pounds)b	10	9

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

Henderson’s unit net cash costs were $6.13 per pound of molybdenum in first-quarter 2011, compared with $5.56 per pound of molybdenum in first-quarter 2010, primarily reflecting increased input costs, including labor and materials.

Assuming achievement of current sales volume and cost estimates, we estimate that the 2011 average unit net cash costs for Henderson would approximate $7.25 per pound of molybdenum, compared with $5.90 per pound in 2010.

Atlantic Copper Smelting & Refining
Atlantic Copper, our wholly owned subsidiary located in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. Our Indonesia mining operation sells copper concentrate and our South America mining operations sell copper concentrate and copper cathode to Atlantic Copper. Through downstream integration, we are assured placement of a significant portion of our concentrate production. During first-quarter 2011, Atlantic Copper purchased approximately 54 percent of its concentrate requirements from our Indonesia mining operations and approximately 18 percent from our South America mining operations.

Smelting and refining charges consist of a base rate and, in certain contracts, price participation based on copper prices. Treatment charges for smelting and refining copper concentrates represent a cost to our Indonesia and our South America mining operations, and income to Atlantic Copper and PT Smelting, our 25 percent owned smelter and refinery in Gresik, Indonesia. Thus, higher treatment and refining charges benefit our smelter operations and adversely affect our mining operations in Indonesia and South America. Our North America copper mines are not significantly affected by changes in treatment and refining charges because these operations are fully integrated with our Miami smelter located in Arizona.

In April 2011, Atlantic Copper began a 26-day scheduled maintenance shutdown; Atlantic Copper’s last major shutdown was in 2007.

Atlantic Copper had operating losses of $19 million in first-quarter 2011 and $11 million in first-quarter 2010. The decline in Atlantic Copper’s operating results in first-quarter 2011 primarily reflects higher operating costs mainly associated with an acceleration of certain costs related to the April 2011 scheduled shutdown and higher general and administrative expense, partly offset by higher copper recoveries.

We defer recognizing profits on sales from our Indonesia and South America mining operations to Atlantic Copper and on 25 percent of our Indonesia mining sales to PT Smelting until final sales to third parties occur. Our net deferred profits on our Indonesia and South America mining operations’ inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and noncontrolling interests totaled $249 million at March 31, 2011. Changes in these net deferrals attributable to variability in intercompany volumes resulted in net reductions to net income attributable to FCX common stockholders totaling $15 million ($0.02 per share) in first-quarter 2011, compared with net reductions of $48 million ($0.05 per share) in first-quarter 2010. Quarterly variations in ore grades, the timing of intercompany shipments and changes in prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes and other working capital changes and other factors. Strong operating performance and copper prices have enabled us to enhance our financial and liquidity position, reduce debt and reinstate cash dividends to shareholders, while maintaining our future growth opportunities. We view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy, and will continue to adjust our operating strategy as market conditions change.

Based on current mine plans and subject to future copper, gold and molybdenum prices, we expect estimated  operating cash flows for the year 2011 to be greater than our budgeted capital expenditures, expected debt payments, dividends, noncontrolling interest distributions and other cash requirements.

Cash and Cash Equivalents
At March 31, 2011, we had consolidated cash and cash equivalents of $4.1 billion. The following table reflects the U.S. and international components of consolidated cash and cash equivalents at March 31, 2011, and December 31, 2010 (in billions):

	March 31,		December 31,
	2011		2010
Cash at domestic companiesa	$1.9		$1.9
Cash at international operations	2.2		1.8
Total consolidated cash and cash equivalents	4.1	b	3.7
Less: Noncontrolling interests’ share	(0.7)		(0.4)
Cash, net of noncontrolling interests’ share	3.4		3.3
Less: Withholding taxes and other	(0.2)		(0.2)
Net cash available to FCX	$3.2		$3.1

a.	Includes cash at our parent company and other North America operations.

b.	Excludes restricted cash of $1.2 billion for the April 1, 2011, redemption of our 8.25% Senior Notes (refer to Note 6 for further discussion).

Operating Activities
Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes and other working capital changes and other factors. We generated operating cash flows totaling $2.4 billion in first-quarter 2011, including $114 million from working capital sources, compared with operating cash flows totaling $1.8 billion in first-quarter 2010, including $280 million from working capital sources. Higher operating cash flows for first-quarter 2011, compared with first-quarter 2010, primarily reflected higher copper and gold price realizations.

Refer to “Outlook” for further discussion of projected operating cash flows for the year 2011.

Investing Activities
Capital expenditures, including capitalized interest, increased to $505 million in first-quarter 2011, compared with $231 million in first-quarter 2010, primarily reflecting higher capital spending associated with our development projects, including increased spending for construction on the Climax molybdenum mine, the sulfide ore project at El Abra and the underground development projects at Grasberg.

Capital expenditures for the year 2011 are expected to approximate $2.5 billion (including $1.3 billion for major projects), which primarily includes underground development activities at Grasberg, construction activities at the

Climax molybdenum mine and completion of the initial phase of the sulfide ore project at El Abra. We are also considering additional investments at several of our sites. Capital spending plans will continue to be reviewed and adjusted in response to changes in market conditions and other factors. Refer to “Operations” for further discussion.

Financing Activities
Debt and Equity Transactions. Total debt approximated $4.8 billion at March 31, 2011, and December 31, 2010. On April 1, 2011, we redeemed the remaining $1.1 billion of our outstanding 8.25% Senior Notes due 2015. In second-quarter 2011, we expect to record a loss on early extinguishment of debt of $56 million ($49 million to net income attributable to FCX common stockholders) in connection with this redemption (refer to Note 6 for further discussion).

During first-quarter 2010, we had open-market purchases of $269 million of our 8.25% and 8.375% Senior Notes for $293 million (refer to Note 6 for further discussion).

After taking into account the April 1, 2011, redemption of our 8.25% Senior Notes, we have repaid approximately $3.7 billion, or approximately 50 percent of our outstanding debt, since January 1, 2009, resulting in estimated annual interest savings of approximately $260 million based on current interest rates.

We have no significant debt maturities in the near term; however, we may consider opportunities to prepay debt in advance of scheduled maturities. We have $3.0 billion in 8.375% Senior Notes that are redeemable in whole or in part, at our option, at make-whole redemption prices prior to April 2012, and afterwards at stated redemption prices.

On March 30, 2011, we entered into a new senior revolving credit facility, which replaced the revolving credit facilities that were scheduled to expire on March 19, 2012. This revolving credit facility is available until March 30, 2016, in an aggregate principal amount of $1.5 billion, with $500 million available to PT Freeport Indonesia. At March 31, 2011, we had no borrowings and $43 million in letters of credit issued under the revolving credit facility, resulting in availability of approximately $1.5 billion (of which $957 million could be used for additional letters of credit). Refer to Note 6 for further discussion.

The revolving credit facility and our senior notes contain certain restrictive covenants that vary among the instruments, but include limitations on the incurrence of debt, liens and certain asset sales.

We have an open-market share purchase program for up to 30 million shares. We made no purchases under this program during 2010 or the first quarter of 2011. There are 23.7 million shares remaining under this program, and the timing of future purchases of our common stock is dependent on many factors, including our operating results; cash flows and financial position; copper, gold and molybdenum prices; the price of our common shares; and general economic and market conditions.

Dividends. Common stock dividends paid totaled $238 million in first-quarter 2011, compared with $66 million in first-quarter 2010. After being suspended in late 2008, the Board reinstated a cash dividend on our common stock in October 2009 at an annual rate of $0.30 per share ($0.075 per share quarterly). In April 2010, the Board authorized an increase in the annual cash dividend to an annual rate of $0.60 per share ($0.15 per share quarterly) and in October 2010, the Board authorized another increase in the cash dividend to an annual rate of $1.00 per share ($0.25 per share quarterly). On March 31, 2011, the Board declared a regular quarterly dividend of $0.25 per share, which was paid on May 1, 2011, to common shareholders of record at the close of business on April 15, 2011.

In April 2011, the Board also declared a supplemental common stock dividend of $0.50 per share to be paid on June 1, 2011, to shareholders of record as of May 15, 2011.  The supplemental dividend represents an addition to the regular quarterly common stock dividend of $0.25 per share.  Based on approximately 947 million shares outstanding at March 31, 2011, the supplemental dividend payment will approximate $474 million.

The declaration of dividends is at the discretion of the Board. The amount of cash dividends on our common stock is dependent upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. The Board will continue to review our financial policy on an ongoing basis.

Preferred stock dividends paid totaled $49 million in first-quarter 2010 representing dividends on our 6¾% Mandatory Convertible Preferred Stock. During 2010, our 6¾% Mandatory Convertible Preferred Stock automatically converted into 78.9 million shares of our common stock (refer to Note 6 for further discussion). As a result of this transactions we no longer have requirements to pay preferred stock dividends.

Cash dividends paid to noncontrolling interests totaled $133 million in first-quarter 2011 and $75 million in first-quarter 2010, reflecting dividends paid to the noncontrolling interest owners of PT Freeport Indonesia and our South America mines.

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations since year-end 2010. Refer to Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2010, for further information regarding our contractual obligations.

ENVIRONMENTAL AND RECLAMATION MATTERS

Our mining, exploration, production and historical operating activities are subject to stringent laws and regulations governing the protection of the environment. There have been no material changes to our environmental and reclamation obligations since year-end 2010. Refer to Note 13 in our Annual Report on Form 10-K for the year ended December 31, 2010, for further information regarding our environmental and reclamation obligations.

NEW ACCOUNTING STANDARDS

We do not expect the impact of recently issued accounting standards to have a significant impact on our future financial statements and disclosures.

PRODUCT REVENUES AND PRODUCTION COSTS

Unit net cash costs per pound of copper and molybdenum are measures intended to provide investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for the respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other metals mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

We present gross profit per pound of copper in the following tables using both a “by-product” method and a “co-product” method. We use the by-product method in our presentation of gross profit per pound of copper because (i) the majority of our revenues are copper revenues, (ii) we mine ore, which contains copper, gold, molybdenum, cobalt and other metals, (iii) it is not possible to specifically assign all of our costs to revenues from the copper, gold, molybdenum, cobalt and other metals we produce, (iv) it is the method used to compare mining operations in certain industry publications and (v) it is the method used by our management and the Board to monitor operations. In the co-product method presentation below, shared costs are allocated to the different products based on their relative revenue values, which will vary to the extent our metals sales volumes and realized prices change.

We show adjustments for prior period open sales as separate line items. Because the copper pricing adjustments do not result from current period sales, we have reflected these separately from revenues on current period sales. Noncash and other costs consist of items such as stock-based compensation costs, write-offs of equipment and/or unusual charges. They are removed from site production and delivery costs in the calculation of unit net cash costs. As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. Following are presentations under both the by-product and co-product methods together with reconciliations to amounts reported in our consolidated financial statements.

North America Copper Mines Product Revenues and Production Costs

Three Months Ended March 31, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenuma	Otherb	Total
Revenues, excluding adjustments	$1,211	$1,211	$124	$21	$1,356

Site production and delivery, before net noncash
and other costs shown below	481	432	52	8	492
By-product creditsa	(134)	-	-	-	-
Treatment charges	29	28	-	1	29
Net cash costs	376	460	52	9	521
Depreciation, depletion and amortization	56	52	3	1	56
Noncash and other costs, net	41	40	1	-	41
Total costs	473	552	56	10	618
Revenue adjustments	1	1	-	-	1
Idle facility and other non-inventoriable costs	(11)	(11)	-	-	(11)
Gross profit	$728	$649	$68	$11	$728

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,356	$492	$56
Treatment charges per above	N/A	29	N/A
Net noncash and other costs per above	N/A	41	N/A
Revenue adjustments per above	1	N/A	N/A
Idle facility and other non-inventoriable costs per above	N/A	11	N/A
Eliminations and other	(9)	2	2
North America copper mines	1,348	575	58
South America mining	1,402	411	57
Indonesia mining	1,730	526	57
Africa mining	309	124	28
Molybdenum	374	240	14
Rod & Refining	1,487	1,481	2
Atlantic Copper Smelting & Refining	762	763	10
Corporate, other & eliminations	(1,703)	(1,743)	6
As reported in FCX’s consolidated financial statements	$5,709	$2,377	$232

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Three Months Ended March 31, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenuma	Otherb	Total
Revenues, excluding adjustments	$965	$965	$77	$12	$1,054

Site production and delivery, before net noncash
and other costs shown below	381	349	41	5	395
By-product creditsa	(75)	-	-	-	-
Treatment charges	22	21	-	1	22
Net cash costs	328	370	41	6	417
Depreciation, depletion and amortization	78	74	4	-	78
Noncash and other costs, net	24	24	-	-	24
Total costs	430	468	45	6	519
Revenue adjustments	(1)	(1)	-	-	(1)
Idle facility and other non-inventoriable costs	(18)	(18)	-	-	(18)
Gross profit	$516	$478	$32	$6	$516

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,054	$395	$78
Treatment charges per above	N/A	22	N/A
Net noncash and other costs per above	N/A	24	N/A
Revenue adjustments per above	(1)	N/A	N/A
Idle facility and other non-inventoriable costs per above	N/A	18	N/A
Eliminations and other	1	5	4
North America copper mines	1,054	464	82
South America mining	1,069	376	61
Indonesia mining	1,459	475	63
Africa mining	249	110	30
Molybdenum	275	185	13
Rod & Refining	1,073	1,067	2
Atlantic Copper Smelting & Refining	633	628	10
Corporate, other & eliminations	(1,449)	(1,387)	10
As reported in FCX’s consolidated financial statements	$4,363	$1,918	$271

a.	Molybdenum by-product credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

South America Mining Product Revenues and Production Costs

Three Months Ended March 31, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other a	Total
Revenues, excluding adjustments	$1,345	$1,345	$119	$1,464

Site production and delivery, before net noncash
and other costs shown below	406	375	37	412
By-product credits	(113)	-	-	-
Treatment charges	59	59	-	59
Net cash costs	352	434	37	471
Depreciation, depletion and amortization	57	53	4	57
Noncash and other costs, net	5	5	-	5
Total costs	414	492	41	533
Revenue adjustments, primarily for pricing on prior
period open sales	11	(8)	19	11
Other non-inventoriable costs	(14)	(13)	(1)	(14)
Gross profit	$928	$832	$96	$928

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,464	$412	$57
Treatment charges per above	(59)	N/A	N/A
Net noncash and other costs per above	N/A	5	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	11	N/A	N/A
Other non-inventoriable costs per above	N/A	14	N/A
Eliminations and other	(14)	(20)	-
South America mining	1,402	411	57
North America copper mines	1,348	575	58
Indonesia mining	1,730	526	57
Africa mining	309	124	28
Molybdenum	374	240	14
Rod & Refining	1,487	1,481	2
Atlantic Copper Smelting & Refining	762	763	10
Corporate, other & eliminations	(1,703)	(1,743)	6
As reported in FCX’s consolidated financial statements	$5,709	$2,377	$232

a.	Includes molybdenum, gold and silver product revenues and production costs.

South America Mining Product Revenues and Production Costs (continued)

Three Months Ended March 31, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other a	Total
Revenues, excluding adjustments	$1,061	$1,061	$56	$1,117

Site production and delivery, before net noncash
and other costs shown below	367	348	23	371
By-product credits	(51)	-	-	-
Treatment charges	47	47	-	47
Net cash costs	363	395	23	418
Depreciation, depletion and amortization	60	58	3	61
Noncash and other costs, net	2	2	-	2
Total costs	425	455	26	481
Revenue adjustments, primarily for pricing on prior
period open sales	(2)	(2)	-	(2)
Other non-inventoriable costs	(8)	(7)	(1)	(8)
Gross profit	$626	$597	$29	$626

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,117	$371	$61
Treatment charges per above	(47)	N/A	N/A
Net noncash and other costs per above	N/A	2	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	(2)	N/A	N/A
Other non-inventoriable costs per above	N/A	8	N/A
Eliminations and other	1	(5)	-
South America mining	1,069	376	61
North America copper mines	1,054	464	82
Indonesia mining	1,459	475	63
Africa mining	249	110	30
Molybdenum	275	185	13
Rod & Refining	1,073	1,067	2
Atlantic Copper Smelting & Refining	633	628	10
Corporate, other & eliminations	(1,449)	(1,387)	10
As reported in FCX’s consolidated financial statements	$4,363	$1,918	$271

a.	Includes molybdenum, gold and silver product revenues and production costs.

Indonesia Mining Product Revenues and Production Costs

Three Months Ended March 31, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver	Total
Revenues, excluding adjustments	$1,184	$1,184	$636	$32	$1,852

Site production and delivery, before net noncash
and other costs shown below	511	327	175	9	511
Gold and silver credits	(650)	-	-	-	-
Treatment charges	49	31	17	1	49
Royalty on metals	45	29	16	-	45
Net cash (credits) costs	(45)	387	208	10	605
Depreciation and amortization	57	36	20	1	57
Noncash and other costs, net	15	10	4	1	15
Total costs	27	433	232	12	677
Revenue adjustments, primarily for pricing on prior
period open sales	(10)	(10)	(17)	(1)	(28)
PT Smelting intercompany loss	48	31	16	1	48
Gross profit	$1,195	$772	$403	$20	$1,195

Reconciliation to Amounts Reported
(In millions)			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,852	$511	$57
Treatment charges per above	(49)	N/A	N/A
Royalty on metals per above	(45)	N/A	N/A
Net noncash and other costs per above	N/A	15	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	(28)	N/A	N/A
Indonesia mining	1,730	526	57
North America copper mines	1,348	575	58
South America mining	1,402	411	57
Africa mining	309	124	28
Molybdenum	374	240	14
Rod & Refining	1,487	1,481	2
Atlantic Copper Smelting & Refining	762	763	10
Corporate, other & eliminations	(1,703)	(1,743)	6
As reported in FCX’s consolidated financial statements	$5,709	$2,377	$232

Indonesia Mining Product Revenues and Production Costs (continued)

Three Months Ended March 31, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver	Total
Revenues, excluding adjustments	$1,039	$1,039	$508	$22	$1,569

Site production and delivery, before net noncash
and other costs shown below	456	302	148	6	456
Gold and silver credits	(530)	-	-	-	-
Treatment charges	67	44	21	2	67
Royalty on metals	36	24	12	-	36
Net cash costs	29	370	181	8	559
Depreciation and amortization	63	42	21	-	63
Noncash and other costs, net	19	13	6	-	19
Total costs	111	425	208	8	641
Revenue adjustments, primarily for pricing on prior
period open sales	(7)	(7)	1	(1)	(7)
PT Smelting intercompany loss	12	8	4	-	12
Gross profit	$933	$615	$305	$13	$933

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,569	$456	$63
Treatment charges per above	(67)	N/A	N/A
Royalty on metals per above	(36)	N/A	N/A
Net noncash and other costs per above	N/A	19	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	(7)	N/A	N/A
Indonesia mining	1,459	475	63
North America copper mines	1,054	464	82
South America mining	1,069	376	61
Africa mining	249	110	30
Molybdenum	275	185	13
Rod & Refining	1,073	1,067	2
Atlantic Copper Smelting & Refining	633	628	10
Corporate, other & eliminations	(1,449)	(1,387)	10
As reported in FCX’s consolidated financial statements	$4,363	$1,918	$271

Africa Mining Product Revenues and Production Costs

Three Months Ended March 31, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustmentsa	$249	$249	$64	$313

Site production and delivery, before net noncash
and other costs shown below	90	80	32	112
Cobalt creditsb	(45)	-	-	-
Royalty on metals	6	5	1	6
Net cash costs	51	85	33	118
Depreciation, depletion and amortization	28	23	5	28
Noncash and other costs, net	9	8	1	9
Total costs	88	116	39	155
Revenue adjustments, primarily for pricing on prior
period open sales	(1)	(1)	3	2
Other non-inventoriable costs	(3)	(2)	(1)	(3)
Gross profit	$157	$130	$27	$157

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$313	$112	$28
Royalty on metals per above	(6)	N/A	N/A
Net noncash and other costs per above	N/A	9	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	2	N/A	N/A
Other non-inventoriable costs per above	N/A	3	N/A
Africa mining	309	124	28
North America copper mines	1,348	575	58
South America mining	1,402	411	57
Indonesia mining	1,730	526	57
Molybdenum	374	240	14
Rod & Refining	1,487	1,481	2
Atlantic Copper Smelting & Refining	762	763	10
Corporate, other & eliminations	(1,703)	(1,743)	6
As reported in FCX’s consolidated financial statements	$5,709	$2,377	$232

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Africa Mining Product Revenues and Production Costs (continued)

Three Months Ended March 31, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustmentsa	$214	$214	$35	$249

Site production and delivery, before net noncash
and other costs shown below	90	87	16	103
Cobalt creditsb	(26)	-	-	-
Royalty on metals	5	5	-	5
Net cash costs	69	92	16	108
Depreciation, depletion and amortization	30	23	7	30
Noncash and other costs, net	1	1	-	1
Total costs	100	116	23	139
Revenue adjustments, primarily for pricing on prior
period open sales	-	-	4	4
Other non-inventoriable costs	(6)	(5)	(1)	(6)
Gross profit	$108	$93	$15	$108

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$249	$103	$30
Royalty on metals per above	(5)	N/A	N/A
Net noncash and other costs per above	N/A	1	N/A
Revenue adjustments, primarily for pricing on prior
period open sales per above	4	N/A	N/A
Other non-inventoriable costs per above	N/A	6	N/A
Eliminations and other	1	-	-
Africa mining	249	110	30
North America copper mines	1,054	464	82
South America mining	1,069	376	61
Indonesia mining	1,459	475	63
Molybdenum	275	185	13
Rod & Refining	1,073	1,067	2
Atlantic Copper Smelting & Refining	633	628	10
Corporate, other & eliminations	(1,449)	(1,387)	10
As reported in FCX’s consolidated financial statements	$4,363	$1,918	$271

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Henderson Molybdenum Mine Product Revenues and Production Costs

	Three Months Ended March 31,
(In millions)	2011	2010
Revenues, excluding adjustments	$172	$139

Site production and delivery, before net noncash
and other costs shown below	52	42
Treatment charges and other	9	10
Net cash costs	61	52
Depreciation, depletion and amortization	9	8
Noncash and other costs, net	-	1
Total costs	70	61
Gross profita	$102	$78

Reconciliation to Amounts Reported		Production	Depreciation,
		and	Depletion and
	Revenues	Delivery	Amortization
Three Months Ended March 31, 2011
Totals presented above	$172	$52	$9
Treatment charges and other per above	(9)	N/A	N/A
Net noncash and other costs per above	N/A	-	N/A
Henderson mine	163	52	9
Other molybdenum operations and eliminationsb	211	188	5
Molybdenum	374	240	14
North America copper mines	1,348	575	58
South America mining	1,402	411	57
Indonesia mining	1,730	526	57
Africa mining	309	124	28
Rod & Refining	1,487	1,481	2
Atlantic Copper Smelting & Refining	762	763	10
Corporate, other & eliminations	(1,703)	(1,743)	6
As reported in FCX’s consolidated financial statements	$5,709	$2,377	$232

Three Months Ended March 31, 2010
Totals presented above	$139	$42	$8
Treatment charges and other per above	(10)	N/A	N/A
Net noncash and other costs per above	N/A	1	N/A
Henderson mine	129	43	8
Other molybdenum operations and eliminationsb	146	142	5
Molybdenum	275	185	13
North America copper mines	1,054	464	82
South America mining	1,069	376	61
Indonesia mining	1,459	475	63
Africa mining	249	110	30
Rod & Refining	1,073	1,067	2
Atlantic Copper Smelting & Refining	633	628	10
Corporate, other & eliminations	(1,449)	(1,387)	10
As reported in FCX’s consolidated financial statements	$4,363	$1,918	$271

a.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum division includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

b.	Primarily includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced by our North and South America copper mines.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our future performance.  Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding projected ore grades and milling rates, projected production and sales volumes, projected unit net cash costs, projected operating cash flows, projected capital expenditures, exploration efforts and results, mine production and development plans, the impact of deferred intercompany profits on earnings, liquidity, other financial commitments and tax rates, the impact of copper, gold, molybdenum and cobalt price changes, potential prepayments of debt, future dividend payments and potential share purchases.  The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” and any similar expressions are intended to identify those assertions as forward-looking statements.  The declaration of dividends is at the discretion of our Board and will depend on our financial results, cash requirements, future prospects, and other factors deemed relevant by the Board.

In making any forward-looking statements, we believe that the expectations are based on reasonable assumptions.  We caution readers that those statements are not guarantees of future performance and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements.  Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include commodity prices, mine sequencing, production rates, industry risks, regulatory changes, political risks, the potential effects of violence in Indonesia, the resolution of administrative disputes in the Democratic Republic of Congo, weather-related risks, labor relations, environmental risks, litigation results, currency translation risks and other factors described in more detail under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the three months ended March 31, 2011. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2010. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2 of this quarterly report on Form 10-Q; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2 of this quarterly report on Form 10-Q.

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

(b)
Changes in internal control. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in various legal proceedings that arise in the ordinary course of our business or are associated with environmental issues arising from legacy operations conducted over the years by Phelps Dodge Corporation and its affiliates.  We are also involved from time to time in other reviews, investigations and proceedings by government agencies, some of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. There have been no new material legal proceedings and no material changes to the information included in Part I, Item 3. “Legal Proceedings,” of our report on Form 10-K for the year ended December 31, 2010. Management does not believe, based on currently available information, that the outcome of any proceeding reported in “Legal Proceedings” in our report on Form 10-K for the year ended December 31, 2010, will have a material adverse effect on our financial condition, although individual outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

Item 1A.  Risk Factors.

There have been no material changes to our risk factors during the three months ended March 31, 2011. For additional information on risk factors, refer to Part I, Item 1A. “Risk Factors” in our report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information with respect to shares of Freeport-McMoRan Copper & Gold Inc. (FCX) common stock purchased by us during the three months ended March 31, 2011:

			(c) Total Number of	(d) Maximum Number
	(a) Total Number	(b) Average	Shares Purchased as Part	of Shares That May
	of Shares	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	Purchaseda	Per Share	Plans or Programsb	the Plans or Programsb
January 1-31, 2011	-	$-	-	23,685,500
February 1-28, 2011	328,497	$56.26	-	23,685,500
March 1-31, 2011	-	$-	-	23,685,500
Total	328,497	$56.26	-	23,685,500

a.	Consists of shares repurchased under FCX’s applicable stock incentive plans, which were repurchased to satisfy tax obligations on restricted stock awards and to cover the cost of option exercises.

b.	On July 21, 2008, our Board of Directors approved an increase in our open-market share purchase program for up to 30 million shares. This program does not have an expiration date.

Item 4. Mine Safety Disclosure.

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

Date:  May 6, 2011

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of FCX.		10-Q	001-11307-01	08/06/2010
3.2	Amended and Restated By-Laws of FCX, as amended through February 2, 2010.		8-K	001-11307-01	02/05/2010
10.1
Credit Agreement dated as of March 30, 2011, among FCX, the Lenders party thereto, the Issuing Banks party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A., as Syndication Agent.
X
10.2*	Amendment to Amended and Restated Executive Employment Agreement by and between Freeport-McMoRan Copper & Gold Inc. and Richard C. Adkerson.		8-K	001-11307-01	04/28/2011
10.3*	Amendment to Amended and Restated Executive Employment Agreement by and between Freeport-McMoRan Copper & Gold Inc. and Kathleen L. Quirk.		8-K	001-11307-01	04/28/2011
10.4
Addendum No. 1 to the Amended and Restated Shareholders Agreement dated as of September 28, 2005, among La Générale des Carrières et des Mines and TF Holdings Limited, Chui Ltd., Faru Ltd., Mboko Ltd., Mofia Ltd., Tembo Ltd., and Tenke Fungurume Mining S.A.R.L., dated as of December 11, 2010.
X
10.5
Addendum No. 1 to the Amended and Restated Mining Convention dated as of September 28, 2005, among the Democratic Republic of Congo, La Générale des Carrières et des Mines, TF Holdings Limited and Tenke Fungurume Mining S.A.R.L., dated as of December 11, 2010.
X
10.6*	FCX Director Compensation.	X
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
99.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

(*) Indicates management contract or compensatory plan or arrangement.

E-1